Form 10-Q
period 2004-09-30
Tower Group, Inc.
filed 2004-11-15
CIK 1289592

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PERSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004


     TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to______


Commission file no. 000-50990

                                Tower Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     13-3894120
---------------------------------          -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

     120 Broadway, 14th Floor
        New York, New York                                   10271
-----------------------------------------                 ------------
(Address of principal executive offices)                   (Zip Code)

                                 (212) 655-2000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,697,966 shares of common stock, par value of $0.01 per share, as of November 15, 2004.

                                      INDEX
                                      -----

PART I  FINANCIAL INFORMATION                                               PAGE

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets
        - September 30, 2004 and December 31, 2003                            3

        Consolidated Statements of Income and Comprehensive Net Income
        - Three and nine months ended September 30, 2004 and 2003             4

        Consolidated Statement of Changes in Shareholders' Equity
        - Nine months ended September 30, 2004                                5

        Consolidated Statement of Cash Flows
        - Three and nine months ended September 30, 2004 and 2003             6

        Notes to Consolidated Financial Statements                         7-16


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                             17-33

Item 3. Quantitative and Qualitative Disclosures About Market Risk           34

Item 4. Controls and Procedures                                              34



PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          34

Item 4. Submission of Matters to a Vote of Security Holders                  35

Item 6. Exhibits                                                             35

SIGNATURES                                                                   36

                                TOWER GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                September 30, 2004      December 31, 2003
                                                                                -------------------    -------------------
                                                                               ($ In thousands, except par value and share
                                                                                                 amounts)
Assets

Fixed-maturity securities, available-for-sale, at fair value
 (amortized cost: $116,464 in 2004; $53,265 in 2003)                             $         117,737      $          54,545
Equity securities, at fair value
 (cost: $1,877 in 2004 and 2003)                                                             2,059                  2,184
Short-term Investments                                                                       9,426                  9,407
                                                                                -------------------    -------------------
      Total Investments                                                                    129,222                 66,136

Cash and cash equivalents                                                                   16,129                 20,932
Investment income receivable                                                                 1,030                    552
Agents' balances receivable                                                                 21,125                 21,952
Assumed premiums receivable                                                                    635                    997
Receivable for cancelled reinsurance                                                             -                 15,748
Ceding commission receivable                                                                 8,769                  7,983
Notes and accrued interest receivable from related parties                                   1,459                  1,421
Reinsurance recoverable                                                                     99,776                 84,760
Receivable- claims paid by agency                                                            2,707                  1,812
Prepaid reinsurance premiums                                                                52,857                 55,645
Deferred acquisition costs net of deferred ceding
      commission revenue                                                                     5,006                    573
Deferred income taxes                                                                        1,722                  2,033
Intangible assets                                                                            5,000                      -
Fixed assets, net of accumulated depreciation                                                4,882                  4,040
Other assets                                                                                 3,371                  1,388
                                                                                -------------------    -------------------
      Total Assets                                                               $         353,690      $         285,972
                                                                                ===================    ===================

Liabilities and Stockholders' Equity

Liabilities
Loss and loss adjustment expenses                                                $         121,893      $          99,475
Unearned premium                                                                            84,918                 70,248
Reinsurance balances payable                                                                19,687                 20,788
Payable to issuing carriers                                                                 11,584                 12,726
Funds held as agent                                                                            801                    796
Funds held under reinsurance agreements                                                     47,475                 24,943
Accounts payable and accrued expenses                                                        8,088                  4,934
Checks outstanding                                                                           8,006                  4,936
Payable for securities                                                                       5,565                  3,004
Dividends payable to stockholders                                                              175                    160
Federal and state income taxes payable                                                         277                  1,019
Deferred compensation liability                                                                330                  1,294
Subordinated debentures                                                                     20,000                 20,000
Long-term debt - CIT                                                                         4,950                  5,588
Series A cumulative redeemable preferred stock                                               1,500                  3,000
                                                                                -------------------    -------------------
      Total Liabilities                                                          $         335,249      $         272,911
                                                                                -------------------    -------------------

Stockholders' Equity
Class A common stock ($0.01 par value per share; 4,000,000 shares authorized; 2,147,561 shares issued in 2004 and 2,069,936 in 2003; 2,058,594
 outstanding in 2004 and 1,977,369 in 2003)                                                     21                     21
Class B common stock ($0.01 par value per share; 4,000,000 shares authorized; 2,561,953 shares issued in 2004 and 2,430,065 in 2003; 2,561,953
 outstanding in 2004 and 2,430,065 in 2003)                                                     26                     24
Paid-in-capital                                                                              4,432                  2,285
Accumulated other comprehensive net income                                                     961                  1,048
Retained earnings                                                                           15,486                 10,197
Unearned compensation - restricted stock                                                    (1,991)                     -
Treasury stock- Class A common stock (88,967 shares in 2004 and 92,567 in
 2003, at cost)                                                                               (494)                  (514)
                                                                                -------------------    -------------------
      Total Stockholders' Equity                                                            18,441                 13,061
                                                                                -------------------    -------------------

      Total Liabilities, Redeemable Preferred Stock and
       Stockholders' Equity                                                      $         353,690      $         285,972
                                                                                ===================    ===================


        See accompanying notes to the consolidated financial statements.

                                TOWER GROUP, INC.
         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE NET INCOME
                                   (Unaudited)

              ($ In thousands, except share and per share amounts)

                                            Three Months Ended              Nine Months Ended
                                               September 30,                  September 30,
                                      ----------------------------    ----------------------------
                                          2004            2003            2004            2003
                                          ----            ----            ----            ----
Revenues
  Net premiums earned                 $    12,082     $     7,489     $    29,527     $    17,794
  Ceding commission revenue                 9,375           8,883          30,426          26,738
  Insurance services revenue                3,572           3,413          10,777           8,180
  Net investment income                     1,224             564           3,087           1,646
  Net realized gains on
   Investments                                 35              39              33             488
  Policy billing fees                         176             148             508             417
                                      ------------    ------------    ------------    ------------
       Total revenues                      26,464          20,536          74,358          55,263
                                      ------------    ------------    ------------    ------------

Expenses
  Loss and loss adjustment
   Expenses                                 7,420           4,915          18,329          11,697
  Direct commission expense                 7,751           6,556          23,405          18,986
  Other operating expenses                  6,912           5,770          21,416          16,661
  Interest expense                            752             401           2,127             847
                                      ------------    ------------    ------------    ------------
       Total expenses                      22,835          17,642          65,277          48,191
                                      ------------    ------------    ------------    ------------

Income before income taxes                  3,629           2,894           9,081           7,072
Income tax expense                          1,151             865           3,282           2,479
                                      ------------    ------------    ------------    ------------
       Net Income                     $     2,478     $     2,029     $     5,799     $     4,593
                                      ============    ============    ============    ============

Comprehensive Net Income
Net income                            $     2,478     $     2,029     $     5,799     $     4,593
Other comprehensive income:
  Gross unrealized gains/(losses) in
   investment holding gains arising
   during period                            2,145            (494)            (99)            536
  Less: reclassification adjustment
   for gains included in net income           (35)            (39)            (33)           (488)
                                      ------------    ------------    ------------    ------------
                                            2,110            (533)           (132)             48

  Income tax (expense)/benefit
   related to items of other
   comprehensive income                      (717)            181              45             (16)
                                      ------------    ------------    ------------    ------------
Total other comprehensive net income        1,393            (352)            (87)             32
 /(loss) income
 Comprehensive Net Income             $     3,871     $     1,677     $     5,712     $     4,625
                                      ============    ============    ============    ============

Earnings Per Share
 Basic earnings per common share
                                      $      0.55     $      0.46     $      1.31     $      0.99
                                      ============    ============    ============    ============
 Diluted earnings per common share    $      0.43     $      0.36     $      1.01     $      0.79
                                      ============    ============    ============    ============

Weighted-Average Common Shares
Outstanding
Basic                                   4,502,831       4,407,433       4,439,233       4,469,144
Diluted                                 5,858,366       5,652,883       5,794,807       5,720,194

        See accompanying notes to the consolidated financial statements.

                                TOWER GROUP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                ($ In thousands)


                                                               Accumulated
                                Class A   Class B    Paid-        Other                     Unearned                      Total
                                Common    Common      in-     Comprehensive   Retained     Compensation     Treasury   Stockholders'
                                 Stock     Stock    Capital     Net Income    Earnings   Restricted Stock    Stock        Equity
                               --------- --------- --------- --------------- ----------  ----------------  ---------- --------------

Balance at January 1, 2004      $    21   $    24   $ 2,285   $       1,048   $ 10,197    $            -    $   (514)  $     13,061

  Issuance of restricted stock                  2     2,147                                       (2,149)                         -
  Amortization of restricted
   Stock                                                                                             158                        158
  Stock options exercised                                                                                         20             20
  Dividends paid or declared                                                      (510)                                        (510)
  Net income                                                                     5,799                                        5,799
  Net unrealized appreciation
   on securities available
   for sale, net of income tax                                          (87)                                                    (87)
                               --------- --------- --------- --------------- ----------  ----------------  ---------- --------------

Balance at September 30, 2004   $    21   $    26   $ 4,432   $         961   $ 15,486    $       (1,991)   $   (494)  $     18,441
                               ========= ========= ========= =============== ==========  ================  ========== ==============


        See accompanying notes to the consolidated financial statements.

                                TOWER GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                              Three Months Ended      Nine Months Ended
                                                                 September 30,          September 30,
                                                            ---------------------   ---------------------
                                                              2004        2003        2004        2003
                                                            ---------   ---------   ---------   ---------
                                                                          ($ in thousands)
Cash flows from operating activities:
Net income                                                  $  2,478    $  2,029    $  5,799    $  4,593
Adjustments to reconcile net income to net cash provided by
 (used in) operations:
   Loss (gain) on sale of investments                            (35)        (39)        (33)       (488)
   Depreciation and amortization                                 501         268       1,399         782
   Amortization of bond premium or discount                       74          23         147         (25)
   Amortization of debt issuance costs                            13           -          39           -
   Amortization of restricted stock                              157           -         157           -
   Deferred income taxes                                        (209)        209         355       1,315
(Increase) decrease in assets:
   Investment income receivable                                  (48)        (74)       (478)       (110)
   Agents' balances receivable                                 6,115       1,069         827         283
   Assumed premiums receivable                                   379         165         362         105
   Receivable for cancelled reinsurance                            -           -      15,748           -
   Ceding commission receivable                                 (350)          -        (786)          -
   Reinsurance recoverable                                      (589)     (1,498)    (15,911)    (26,726)
   Prepaid reinsurance premium                                  (453)       (353)      2,788        (300)
   Deferred acquisition costs, net                              (754)     (1,425)     (4,433)     (6,699)
   Intangible asset                                           (5,000)          -      (5,000)          -
   Other assets                                                 (750)       (493)     (2,021)       (912)
Increase (decrease) in liabilities:
    Loss and loss adjustment expenses                          6,386       3,080      22,418      25,382
   Unearned premium                                            4,074       2,472      14,670      11,555
   Checks outstanding                                          1,188         361       3,070      1,316
   Reinsurance balances payable                                2,005       2,994      (1,101)    (2,278)
   Payable to issuing carriers                                (5,916)      1,714      (1,142)      1,288
   Accounts payable and accrued expenses                       4,962         (94)      3,155      (3,856)
   Federal and state income taxes payable                       (872)       (594)       (739)     (1,803)
   Funds held under reinsurance agreement                      1,967         (14)     22,537        (115)
   Deferred compensation liability                                 -          21        (964)         63
                                                            ---------   ---------   ---------   ---------
Net cash flows provided by operations                         15,323       9,821      60,863       3,370
                                                            ---------   ---------   ---------   ---------

Cash flows from investing activities:
Purchase of fixed assets                                        (671)       (671)     (2,242)     (1,575)
Purchase of investments:
   Fixed-maturity securities                                 (26,696)     (5,853)    (80,226)    (12,928)
   Short-term investments, net                                  (209)     (3,416)        (19)     (5,276)
Sale of investments:
   Fixed-maturity securities                                  11,586       1,024      16,910       6,457
   Equity securities                                               -           -           -          25
   Payable for securities                                     (1,285)        731       2,561       2,024
                                                            ---------   ---------   ---------   ---------
Net cash flows (used in) provided by investing activities    (17,275)     (8,185)    (63,016)    (11,273)
                                                            ---------   ---------   ---------   ---------

Cash flows from financing activities:
Repayment of sinking fund-redeemable preferred stock               -           -      (1,500)          -
Proceeds from repurchase obligation                                -           -           -      29,650
Repayment of repurchase obligation                                 -           -           -     (32,650)
Proceeds from issuance of subordinated debenture                   -         301           -      10,000
Proceeds form long-term debt - CIT                                 -      10,000           -      13,000
Repayment of long-term debt - CIT                               (225)       (112)       (638)       (300)
Proceeds from surplus notes                                        -           -           -      10,000
Increase in notes receivable from related parties                (13)        (14)        (38)       (37)
Stock repurchase                                                   -           -           -        (514)
Exercise of stock options                                          20          -          20          -
Dividends paid                                                  (167)       (550)       (494)     (1,551)
                                                            ---------   ---------   ---------   ---------
Net cash flows provided by (used in) financing activities       (385)      9,625      (2,650)     27,598
                                                            ---------   ---------   ---------   ---------

Change in cash and cash equivalents                           (2,337)     11,261      (4,803)     19,695
Cash and cash equivalents, beginning of period                18,466      11,833      20,932       3,399
                                                            ---------   ---------   ---------   ---------
Cash and cash equivalents, end of period                    $ 16,129    $ 23,094    $ 16,129    $ 23,094
                                                            =========   =========   =========   =========
Supplemental disclosures of cash flow information:
Cash paid for income taxes                                  $  2,664    $  1,898    $  5,931    $  5,017
Cash paid for interest                                      $    468    $    394    $  1,298    $    672


        See accompanying notes to the consolidated financial statements.

                                Tower Group, Inc.
             Notes to Consolidated Financial Statements (Continued)

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the information and disclosures required by generally accepted accounting principles (GAAP) in the Unites States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form S-1 filed on October 20, 2004. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosure required by GAAP. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities required by GAAP. All significant intercompany balances have been eliminated. Business segment results are presented net of all material intersegment transactions.

Segregated Assets

     To reduce TICNY's (Tower Insurance Company of New York) credit exposure to reinsurance, quota share reinsurance agreements effective October 2, 2003 and January 1, 2004 were placed on a "funds withheld" basis. Under these agreements TICNY places the collected ceded premiums written, net of commissions, in segregated trusts for the benefit of TICNY and the reinsurers. TICNY may withdraw funds for loss and loss adjustment expense payments and commission adjustments. Segregated assets in trust accounts amounted to $46.8 million as of September 30, 2004 and are included in invested assets. The Company is obliged under the reinsurance agreements to credit reinsurers with a 2.5% annual effective yield on the monthly balance in the segregated trust accounts. The amounts credited for the three months and nine months ended September 30, 2004 were $0.2 million and $0.7 million, respectively, and have been recorded as interest expense.

     A letter of credit in the amount of $19 million posted by Tokio Millennium Re Ltd. as of December 31, 2003 was replaced by a Regulation 114 trust established by Tokio Millennium Re Ltd. for the benefit of TICNY in the first quarter of 2004. The amount of this Regulation 114 trust remains the same at $19 million as of September 30, 2004. As of September 30, 2004, additional letters of credit collateralizing reinsurance recoverables, were secured from Endurance Specialty Insurance, Ltd. ($0.8 million), Hannover Reinsurance (Ireland) Limited ($ 5.3 million) and E+S Reinsurance (Ireland) Limited ($1.3 million).

Dividends Declared

     Dividends declared by the Company on Class A common stock for the three months ended September 30, 2004 and for the same period of 2003 were $77,946 and $71,646, respectively, or $0.0379 and $0.0362, respectively per share. For the nine months ended September 30, 2004 and for the same period of 2003 dividends declared for Class A common stock were $227,946 and $221,646 respectively, or $
0.1137 and $0.1103, respectively per share.

     Dividends declared by the Company on Class B common stock for the three months ended September 30, 2004 and for the same period of 2003 were $97,171 and $88,285, respectively, or $0.0379 and $0.0363, respectively per share. For the nine months ended September 30, 2004 and for the same period of 2003 dividends declared for Class B common stock were $281,508 and $1,314,856 respectively, or $ 0.1142 and $0.5410, respectively per share

                                Tower Group, Inc.
             Notes to Consolidated Financial Statements (Continued)

     Preferred stock dividends of $39,375 and $118,125 for the three and nine months ending September 30, 2004, respectively, were included in interest expense in accordance with SFAS 150, an accounting change that was adopted on July 1, 2003.

     Preferred stock dividends of $78,750 for the three ending months September 30, 2003 were included in interest expense in accordance with SFAS 150. The preferred stock dividends for the first six months of 2003 were $157,500 and were recorded as a reduction to stockholders' equity.

Earnings Per Share

     The following table shows the computation of the Company's earnings per share (in 000's, except shares and per share amounts). The shares and per share amounts have been restated to reflect the 1. 8:1 stock split effective on the Company's initial public offering date of October 20, 2004. The quarterly per share amounts may not add to the year-to-date per share amounts due to rounding

                                        Income           Shares          Per Share
                                      (Numerator)     (Denominator)        Amount
                                      -----------     -------------     -----------
THREE MONTHS ENDED
 September 30, 2004
Net income                            $    2,478
Less: preferred stock dividends (1)            -
                                      -----------
Basic EPS                                  2,478         4,502,831      $     0.55
                                      -----------     -------------     ===========
Effect of dilutive securities:
 Stock options                                 -           258,642
 Restricted stock                              -            46,894
 Warrants                                     21         1,049,999
                                      -----------     -------------
Diluted EPS                           $    2,499         5,858,366      $     0.43
                                      ===========     =============     ===========


                                        Income           Shares          Per Share
                                      (Numerator)     (Denominator)        Amount
                                      -----------     -------------     -----------
THREE MONTHS ENDED
 September 30, 2003
Net income                            $    2,029
Less: preferred stock dividends (1)            -
                                      -----------
Basic EPS                                  2,029         4,407,433      $     0.46
                                      -----------     -------------     ===========
Effect of dilutive securities:
 Stock options                                 -           195,451
 Restricted stock                              -                 -
 Warrants                                     21         1,049,999
                                      -----------     -------------
Diluted EPS                           $    2,050         5,652,883      $     0.36
                                      ===========     =============     ===========


                                        Income           Shares          Per Share
                                      (Numerator)     (Denominator)        Amount
                                      -----------     -------------     -----------
NINE MONTHS ENDED
 September 30, 2004
Net income                            $    5,799
Less: preferred stock dividends (1)            -
                                      -----------
Basic EPS                                  5,799         4,439,233      $     1.31
                                      -----------     -------------     ===========

Effect of dilutive securities:
 Stock options                                 -           258,681
 Restricted stock                              -            46,894
 Warrants                                     63         1,049,999
                                      -----------     -------------
Diluted EPS                           $    5,862         5,794,807      $     1.01
                                      ===========     =============     ===========

                                Tower Group, Inc.
             Notes to Consolidated Financial Statements (Continued)

                                        Income           Shares          Per Share
                                      (Numerator)     (Denominator)        Amount
                                      -----------     -------------     -----------
NINE MONTHS ENDED
 September 30, 2003
Net income                            $    4,593
Less: preferred stock dividends             (158)
                                      -----------
Basic EPS                                  4,435         4,469,144      $     0.99
                                      -----------     -------------     ===========
Effect of dilutive securities:
 Stock options                                 -           201,051
 Restricted stock                              -                 -
 Warrants                                     63         1,049,999
                                      -----------     -------------
Diluted EPS                           $    4,498         5,720,194      $     0.79
                                      ===========     =============     ===========

(1)  Preferred stock dividends were included in interest expense beginning July
     1, 2003 in accordance with SFAS 150: " Accounting for Certain Financial
     Instruments with Characteristics of both Liabilities and Equity".

Employee Stock Option Plan

     The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option grants. The Company generally grants employee stock options at an exercise price equal to the market price at the date of grant and, therefore, under APB 25, no compensation expense is recorded. The Company follows the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." In 2001, the Company made its first grant of stock options under its 2001 Stock Award Plan and has disclosed the pro-forma impact to net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock--based employee compensation. As of December 31, 2002 all 2001options would have been expensed per the pro-forma provisions of SFAS 123.

     On September 29, 2004 the Company awarded its second set of stock options to certain key senior officers, issuing 161,077 options under its 2004 Long-Term Equity Compensation. Please see "--- Employee Benefit Plans" for a further discussion of this plan.

     The fair value of the options granted on September 29, 2004 was estimated using the Black-Scholes pricing model as of September 29, 2004. The Company used the following weighted average assumptions to estimate fair value on the grant date: risk free interest rate of 3.8%, dividend yield of 1.2%, volatility factors of the expected market price of the Company's common stock of 30.6%, and a weighted expected life of the options of 7 years.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in 000's, except shares and per share amounts). There was no impact to pro-forma compensation expense in the third quarter and nine months ended September 30, 2004 due to the small amortization on two days for the September 29, 2004 stock option awards.

                                Tower Group, Inc.
             Notes to Consolidated Financial Statements (Continued)

                                                        Three Months Ended                Nine Months Ended
                                                           September 30,                    September 30,
                                                  ----------------------------    ----------------------------
                                                      2004            2003           2004              2003
                                                      ----            ----           ----              ----
Net income                                        $     2,478     $     2,029     $     5,799     $     4,593
Deduct preferred stock dividends                            -               -               -            (158)
Deduct total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects                 -               -               -               -
                                                  ------------    ------------    ------------    ------------
Net income, pro-forma                             $     2,478     $     2,029     $     5,799     $     4,435

Earnings Per Share
   Basic - as reported                            $      0.55     $      0.46     $      1.31     $      0.99
                                                  ============    ============    ============    ============
   Basic - pro-forma                              $      0.55     $      0.46     $      1.31     $      0.99
                                                  ============    ============    ============    ============
   Diluted - as reported                          $      0.43     $      0.36     $      1.01     $      0.79
                                                  ============    ============    ============    ============
   Diluted - pro-forma                            $      0.43     $      0.36     $      1.01     $      0.79
                                                  ============    ============    ============    ============

Weighted-Average Common Shares Outstanding:
Basic                                               4,502,831       4,407,433       4,439,233       4,469,144
Diluted                                             5,858,366       5,652,883       5,794,807       5,720,194


Segment Information

     The Company manages its operations through three business segments: insurance (commercial and personal lines underwriting), reinsurance, and insurance services (managing general agency, claims administration and reinsurance intermediary operations). The Company considers many factors in determining reportable segments including economic characteristics, production sources, products or services offered and regulatory environment.

     In the insurance segment, TICNY, (Tower Insurance Company of New York) provides commercial and personal lines insurance policies to businesses and individuals. TICNY's commercial lines products include commercial multiple-peril, monoline general liability, commercial umbrella, monoline property, workers' compensation and commercial automobile policies. Its personal lines products consist of homeowners, dwelling and other liability policies.

     In the reinsurance segment, TICNY assumes reinsurance directly from TRM's (Tower Risk Management) issuing companies or indirectly from reinsurers that provide reinsurance coverage directly to these issuing companies. TICNY assumes, as a reinsurer, a modest amount of the risk on the premiums that TRM's managing general agency produces.

     In the insurance services segment, TRM generates commission revenue from its managing general agency by producing premiums on behalf of its issuing companies and generates fees by providing claims administration and reinsurance intermediary services. Placing risks through TRM's issuing companies allows the Company to underwrite larger policies and gain exposure to market segments that are unavailable to TICNY due to its rating, financial size and geographical licensing limitations. TRM does not assume any risk on business produced by it. All of the risk is ceded by the issuing companies to a variety of reinsurers pursuant to reinsurance programs arranged by TRM's reinsurance intermediary working with outside reinsurance intermediaries. Through its issuing companies, TRM's managing general agency offers commercial package, monoline general liability, monoline property, commercial automobile and commercial umbrella products.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on segment profit, which excludes investment income, realized gains and losses, interest expenses, income taxes and incidental corporate expenses. The Company does not allocate assets to segments because assets, which consist primarily of investments, are considered in total by management for decision-making purposes.

                                Tower Group, Inc.
             Notes to Consolidated Financial Statements (Continued)

Business segment results are as follows (in 000's):

                                                      Three Months Ended               Nine Months Ended
   Insurance Segment Information                         September 30,                   September 30,
                                                     2004           2003              2004           2003
                                                   ---------      ---------         ---------     ---------
   Revenues
   Net premiums earned                             $ 11,758       $  7,321          $ 28,703      $ 17,439
   Ceding commission revenue                          9,375          8,840            30,426        26,515
   Policy billing fees                                  172            148               504           417
                                                   ---------      ---------         ---------     ---------
   Total revenues                                    21,305         16,309            59,633        44,371
                                                   ---------      ---------         ---------     ---------

   Expenses
   Net loss and loss adjustment expenses              7,276          4,818            17,885        11,490
   Underwriting expenses                             11,231          9,578            34,759        28,354
                                                   ---------      ---------         ---------     ---------
   Total expenses                                    18,507         14,396            52,644        39,844
                                                   ---------      ---------         ---------     ---------

   Underwriting Profit                             $  2,798       $  1,913          $  6,989      $  4,527
                                                   =========      =========         =========     =========


                                                      Three Months Ended               Nine Months Ended
                                                        September 30,                    September 30,
   Reinsurance Segment                               2004           2003              2004          2003
                                                   ---------      ---------         ---------     ---------

   Revenues
   Net premiums earned                             $    324       $    168          $    824      $    355
   Ceding commission revenue                              -             42                 -           223
                                                   ---------      ---------         ---------     ---------
   Total revenues                                       324            210               824           578
                                                   ---------      ---------         ---------     ---------

   Expenses
   Net loss and loss adjustment expenses                144             98               444           207
   Underwriting expenses                                 46             47               177           143
                                                   ---------      ---------         ---------     ---------
   Total expenses                                       190            145               621           350
                                                   ---------      ---------         ---------     ---------

   Underwriting Profit                             $    134       $     65          $    203      $    228
                                                   =========      =========         =========     =========

                                Tower Group, Inc.
             Notes to Consolidated Financial Statements (Continued)

                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                    September 30,
Insurance Services Segment                           2004           2003              2004          2003
                                                   ---------      ---------         ---------     ---------

Revenue
Direct commission revenue from managing
 general agency                                    $  2,043       $  2,080          $  7,095      $  4,586
Claims administration revenue                         1,352            876             3,067         2,794
Reinsurance intermediary fees                           178            458               615           800
Policy billing fees                                       3              -                 4             -
                                                   ---------      ---------         ---------     ---------
Total Revenues                                        3,576          3,414            10,781         8,180
                                                   ---------      ---------         ---------     ---------

Expenses

Direct commissions expense paid to producers          1,438          1,341             4,875         3,107
Other insurance services expenses                       576            487             1,937         1,256
Claims expense reimbursement to TICNY                 1,345            863             2,987         2,753
                                                   ---------      ---------         ---------     ---------
Total Expenses                                        3,359          2,691             9,799         7,116
                                                   ---------      ---------         ---------     ---------
Insurance Services Pre-tax Income                  $    217       $    723          $    982      $  1,064
                                                   =========      =========         =========     =========

     Other insurance services underwriting expenses and claims expenses are comprised entirely of expense reimbursements that are made by TRM to TICNY pursuant to an expense sharing agreement between TRM and TICNY. In accordance with terms of this agreement, TRM reimburses TICNY for a portion of TICNY's underwriting and claims administration expenses resulting from TRM's use of TICNY's personnel, facilities and equipment in underwriting insurance and administering claims on behalf of TRM's issuing companies. The reimbursement for underwriting expenses is calculated based on the number of TRM policies in force as a factor of total polices in force with a minimum of five percent of the premiums produced by TRM. Expenses incurred by TRM on behalf of and for the benefit of both companies, such as rent expense, are subtracted from this amount in determining the amount of inter-company settlement. The amount of this reimbursement on an incurred basis was $1.9 million for the nine months ended September 30, 2004 compared to $1.3 million for the nine months ended September 30, 2003. For the three months ended September 30, 2004 and September 30, 2003 the amounts were $ 0.6 million and $0.5 million, respectively. TRM also reimburses TICNY, at cost, for claims administration expenses pursuant to the terms of this expense sharing agreement. Claims expenses reimbursed on an incurred basis by TRM were $3.0 million for the nine months ended September 30, 2004 compared to $2.8 million for the nine months ended September 30, 2003. For the three months ended September 30, 2004 the claims expenses reimbursed were $1.3 million compared to $0.9 million for the three months ended September 30, 2003.

                                Tower Group, Inc.
             Notes to Consolidated Financial Statements (Continued)

The following table reconciles revenues by segment to consolidated revenue (in 000's):
                                          Three Months Ended           Nine Months Ended
                                             September 30,               September 30,
                                         ---------------------       ---------------------
  Reconciliation                           2004        2003            2004        2003
---------------------------------------  ---------   ---------       ---------   ---------

  Revenue
  Insurance segment                      $ 21,305    $ 16,309        $ 59,633    $ 44,371
  Reinsurance segment                         324         210             824         578
  Insurance services segment                3,576       3,414          10,781       8,180
                                         ---------   ---------       ---------   ---------
  Total segment revenues                   25,205      19,933          71,238      53,129
  Net investment income                     1,224         564           3,087       1,646
  Realized capital gains                       35          39              33         488
                                         ---------   ---------       ---------   ---------
  Consolidated revenues                  $ 26,464    $ 20,536        $ 74,358    $ 55,263
                                         =========   =========       =========   =========


The following table reconciles the results of our individual segments to consolidated income before taxes (in 000's):

                                          Three Months Ended           Nine Months Ended
                                             September 30,               September 30,
                                         ---------------------       ---------------------
                                           2004        2003            2004        2003
                                         ---------   ---------       ---------   ---------

  Insurance segment underwriting profit  $  2,798    $  1,913        $  6,989    $  4,527
  Reinsurance segment underwriting
   profit                                     134          65             203         228
                                         ---------   ---------       ---------   ---------
  Total underwriting profit                 2,932       1,978           7,192       4,755
  Insurance services segment pretax
   income                                     217         723             982       1,064
  Net investment income                     1,224         564           3,087       1,646
  Net realized investment gains                35          39              33         488
  Corporate expenses                          (27)         (9)            (86)        (34)
  Interest expense                           (752)       (401)         (2,127)       (847)
                                         ---------   ---------       ---------   ---------
  Income before taxes                    $  3,629    $  2,894        $  9,081    $  7,072
                                         =========   =========       =========   =========

Employee Benefit Plans

     On May 5, 2004 the Board of Directors of TRM approved the payment of $1,000,000 to Michael H. Lee, Chairman of the Board, President and Chief Executive Officer, which had been deferred under TRM's 2000 "Deferred Compensation Plan for Michael Lee" and is the maximum award under this plan.

     In May 2004, the Company's Board of Directors authorized the issuance of 131,888 shares of restricted Class B Common Stock to Michael H. Lee, Chairman of the Board, President and Chief Executive Officer and 8,793 shares of restricted Class A Common Stock to Francis M. Colalucci, Senior Vice President, Chief Financial Officer and Treasurer. The shares vest in installments over a varying period from one to four years from the date of grant contingent upon continuous employment with the Company from the date of grant through the vesting date. During the vesting period, Messrs. Lee and Colalucci have voting rights and will receive dividends but the shares may not be sold, assigned, transferred, exchanged, pledged or otherwise encumbered. The fair value of the restricted shares was $1,563,000 on the grant date, which will be amortized as compensation expense ratably over the vesting period. These shares were issued on August 1, 2004.The restricted stock shares were recorded at fair value as a charge to Unearned Compensation - Restricted Stock in Stockholders' Equity and a credit to Common Stock and Paid-in-Capital. For the three months and nine months ending September 30, 2004 the Company amortized approximately $158,000 as a charge to compensation expense and a credit to Unearned Compensation - Restricted Stock in Stockholders' Equity on the balance sheet.

                                Tower Group, Inc.
             Notes to Consolidated Financial Statements (Continued)

     On August 26, 2004 the Company's Board of Directors adopted the "2004 Long-Term-Equity Compensation Plan" which was approved by written consent by all of the outstanding Class A Common Stockholders and Class B Common Stockholders of record as of August 26, 2004. The plan provided for the granting on non-qualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted stock and restricted stock unit awards, performance shares and other cash or share-based awards. The maximum number of shares of common stock that may be issued in connection with awards under the plan is 1,162,723 of which 872,042 may be issued under awards other than stock options or SAR's.

     On September 29, 2004 the Company's Board of Directors authorized the issuance of 161,077 stock options, under the 2004 Long-Term Equity Compensation Plan, to certain key senior officers with a grant price of $8.50 (the Company's initial public offering price) that will vest ratably over five years and has a term of ten years.

     On September 29, 2004 the Company's Board of Directors authorized the issuance of 68,832 restricted Class A Common Stock to various employees under the 2004 Long Term -Equity Compensation Plan. The shares vest ratably over five years from the date of grant contingent upon continuous employment with the Company from the date of grant through the vesting date. During the vesting period, the recipients have voting rights and will receive dividends but the shares may not be sold, assigned, transferred, exchanged, pledged or otherwise encumbered. The fair value of the restricted shares is $585,072. The restricted stock shares were recorded at fair value as a charge to Unearned Compensation - Restricted Stock in Stockholders' Equity and a credit to Common Stock and Paid-in-Capital. These shares will amortize ratably over their five-year vesting period as a charge to compensation expense and a credit to Unearned Compensation
- Restricted Stock in Stockholders' Equity on the balance sheet.


Technology

     As of December 31, 2003, TICNY held a warrant to acquire an additional 30% of the outstanding shares of AgencyPort. On August 31, 2004, the Company entered into an agreement with AgencyPort Insurance Services, Inc. to eliminate the warrant in consideration for certain rights granted to TICNY including access to certain software source code. The Company received the source code upon execution of the agreement.

Capitalized Costs

The Company has capitalized $1.8 million in public offering costs as of September 30, 2004. This amount and additional offering expenses of approximately $0.9 million incurred after September 30, 2004 and the underwriting discounts of $8.0 million, for both the public and concurrent private placement, will be fully offset against the proceeds from the offering and the concurrent private placement.

Commercial Renewal Rights Agreement

     The Company has entered into a Commercial Renewal Rights Agreement with OneBeacon Insurance Group LLC on September 13, 2004 under which it has acquired OneBeacon's rights to seek to renew a block of commercial lines insurance policies in New York State consisting of commercial multiple-peril, workers compensation, commercial umbrella, commercial inland marine, commercial auto, fire and allied lines and general liability coverages that generated more than $100 million in gross written premiums in 2003. Under the terms of the agreement, the Company would not acquire any in-force business or historical liabilities associated with the policies. In addition, the Company is not obligated to renew any particular policies, but is free to seek to renew those policies that meet its underwriting guidelines and on which a satisfactory premium can be charged. Based upon the initial review of the subject policies and the Company's current underwriting guidelines, the Company currently intends to seek to renew policies generating at least $40 million in annual gross written premiums, but there is no guarantee that the Company will be able to write any particular level of renewals. The Company has agreed to pay OneBeacon a commission on the policies the Company renews, in an amount equal to 5% of the direct premiums written resulting from our renewal of any subject policies in the first year, 4% in the second year and 1% in the third year, with no payments due after the third year, subject to the Company's obligation to pay minimum commissions of $5 million in the aggregate over the three year period. The Company has recorded this transaction as $5 million of intangible assets and corresponding $5 million liability. The intangible assets acquired include renewal rights and new agent contractual relationships. The fee paid to OneBeacon will be allocated between these intangible assets based on the relative fair value of the intangibles acquired. The renewal rights intangible asset will be amortized over its estimated useful life in accordance with SFAS 142, "Goodwill and Other Intangible Assets." The new agent intangible asset has been determined to have an indefinite useful life. Accordingly this intangible asset will not be amortized but instead will be subject to annual impairment testing. Shortly after signing this agreement the Company posted an irrevocable a letter of credit in the amount of $2 million representing the estimated commission for the first year of the agreement for the benefit of OneBeacon.

                                Tower Group, Inc.
             Notes to Consolidated Financial Statements (Continued)

Subsequent Events

     On October 27, 2004, following a downgrade of the A.M. Best rating of Converium Reinsurance (North America) Inc. ("Converium") to "B-" (Fair) the Company delivered notice to Converium under its quota share treaty of its intent to terminate the quota share treaty on a cut-off basis effective December 31, 2004. The Company has reached an agreement with Converium, Tokio Millennium Re Ltd. ("Tokio") and Hannover Reinsurance (Ireland) Limited and E+S Reinsurance (Ireland) Limited (collectively "Hannover"), which effects a novation of Converium's quota share treaty to those other reinsurers effective January 1, 2004, as a result of which Tokio and Hannover would agree to each take 50% of Converium's share under the quota share treaty. In connection with the agreement, Tokio, Hannover and TICNY agreed to fully release Converium for any liabilities under the quota share treaty. However, the Company will take back the unearned premiums and risks as of December 31, 2004 that would have been ceded to Converium absent the termination.

     On October 20, 2004 Tower Group, Inc.'s registration statement was declared effective by the Securities and Exchange Commission. The Company initial public offering was for 13,000,000 shares and was priced at $8.50 per share. The Company received net cash proceeds of $102,115,773 from this offering after the underwriting discounts, commissions and certain offering expenses. The Company and certain of its stockholders have granted the underwriters the option to purchase up to 1,950,000 additional shares to cover the over-allotment. The stock is trading on the NASDAQ National Market under the trading symbol "TWGP".

     On October 20, 2004 Tower Group Inc. offered a concurrent private placement of 500,000 shares of its common stock to an affiliate of Friedman, Billings, Ramsey & Co., Inc., the lead underwriter for the Company's public offering, at the public offering price of $8.50 per share. The Company received net cash proceeds of $3,952,500 after deducting underwriting fees.

                                Tower Group, Inc.
             Notes to Consolidated Financial Statements (Continued)

     Immediately before the closing of the public offering on October 26, 2004, the Company redeemed 30,000 shares, Series A Cumulative Redeemable Preferred Shares for $1.5 million plus accrued interest. After the closing the Company utilized some of the cash proceeds to pay off a $5.0 million loan and accrued interest to CIT Group/Equipment Financing, Inc. The Company will recognize a loss on early extinguishment of debt of approximately $133,000 in the fourth quarter of 2004.

     On October 26, 2004 the Company received notice from A.M. Best Company that it has received a rating upgrade to "A-" (Excellent) from "B++" (Very Good).

     On June 22, 2004 the Company's Board of Directors approved a 1.8:1 stock split, the maintaining of a par value of $0.01 after the split and the amendment and restatement of the Company's Certificate of Incorporation which will, among other things, classify the Class A and Class B common stock into one class of common stock and increased the authorized common stock to 40,000,000 shares. These actions became effective on October 20, 2004, which is the effective date of the public offering. All consolidated financial statements and per share amounts have been retroactively adjusted for the above stock split and maintaining the par value at $0.01 per share.

     On October 26, 2004 the Company contributed $98,000,000 in Paid in Capital to its wholly owned affiliate Tower Insurance Company of New York.

     On November 10, 2004 the Company's Board of Directors authorized the issuance of 1,768 restricted Common Stock to all non-employee directors. The fair value of the restricted shares is $17,503 which will be recorded as a charge to Unearned Compensation-Restricted Stock in Stockholders' Equity and a credit to Common Stock and Paid-in-Capital. These shares will amortize ratably from grant date until the end of their vesting period on March 31, 2005.

     On November 10, 2004 the underwriters exercised their 30-day over-allotment option after the Company's public offering on October 20, 2004. Pursuant to the exercise, the underwriters purchased 629,007 additional shares of common stock from the Company and 1,320,993 shares of common stock from the selling stockholders at the public offering price of $8.50 per share, less the underwriting discount, to cover the over-allotments. The Company will receive net cash proceeds of $4,972,301 from this over-allotment option after the underwriting discounts. The Company will not receive any proceeds from the sale of common stock by any selling stockholder. The closing is expected to occur on November 15, 2004.

                                Tower Group, Inc.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

                       Note on Forward-Looking Statements

     Some of the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this 10-Q may include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance sector in general. Statements which include the words "expect," "intend," "plan," "believe," "project," "estimate," "may," "should," "anticipate," "will" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

     -- ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

     -- increased competition on the basis of pricing, capacity, coverage terms or other factors;

     -- greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

     --   the effects of acts of terrorism or war;

     -- developments in the world's financial and capital markets that adversely affect the performance of our investments;

     -- changes in regulation or tax laws applicable to us, our subsidiaries, brokers or customers;

     -- acceptance of our products and services, including new products and services;

     -- changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

     --   decreased demand for our insurance or reinsurance products;

     -- loss of the services of any of our executive officers or other key personnel;

     --   the effects of mergers, acquisitions and divestitures;

     --   changes in rating agency policies or practices;

     --   changes in legal theories of liability under our insurance policies;

     --   changes in accounting policies or practices; and

     -- changes in general economic conditions, including inflation and other factors.

                                Tower Group, Inc.
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

     The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.


Consolidated Results of Operations

                                 Three Months Ended            Nine Months Ended
                                    September 30,                September 30,
                               -----------------------     ------------------------
Revenues                         2004          2003           2004           2003
                                 ----          ----           ----           ----
Earned premiums
Gross premiums earned          $ 38,325      $ 31,899      $ 111,589      $ 92,698
Less: Ceded premiums
 earned                         (26,243)      (24,410)       (82,062)      (74,904)
                               ---------     ---------     ----------     ---------
  Net premiums earned            12,082         7,489         29,527        17,794
                               ---------     ---------     ----------     ---------
  Total commission and fee       13,123        12,444         41,711        35,335
   income
Net investment income             1,224           564          3,087         1,646
Net realized investment gains        35            39             33           488
                               ---------     ---------     ----------     ---------
Total revenues                   26,464        20,536         74,358        55,263
                               ---------     ---------     ----------     ---------

Expenses
Net loss and loss adjustment
 expenses                         7,420         4,915         18,329        11,697
Operating expenses               14,663        12,326         44,821        35,647
Interest Expense                    752           401          2,127           847
                               ---------     ---------     ----------     ---------
Total Expenses                   22,835        17,642         65,277        48,191
                               ---------     ---------     ----------     ---------
Income before taxes               3,629         2,894          9,081         7,072
Federal and State Income
Taxes                             1,151           865          3,282         2,479

                               ---------     ---------     ----------     ---------
Net Income                     $  2,478      $  2,029      $   5,799      $  4,593
                               =========     =========     ==========     =========

Key Measures
Return on Average Equity           60.1%         75.7%          49.1%         59.6%

Consolidated Results of Operations Three Months Ended September 30, 2004 and
2003

     Total revenues. Total revenues increased to $26.5 million or 28.9% for the three months ended September 30, 2004 compared to $20.5 million in the same period in 2003. The increases are primarily due to the increase in net earned premiums, ceding commission and fee income as well as investment income. Net earned premiums represented 45.7% of total revenues for the three months ended September 30, 2004 compared to 36.5% in the same period in 2003. Ceding commission and fee income represented 49.6% of total revenue in the three months ended September 30, 2004 compared to 60.6% in the same period in 2003. Net investment income, excluding realized capital gains, represented 4.6% and 2.7% of total revenue for the three months ended September 30, 2004 and 2003, respectively.

     Premiums earned. Net premiums earned increased by 61.3% to $12.1 million for the three months ended September 30, 2004 compared with $7.5 million in the same period in 2003. The increase in net premiums earned was due the overall increase in gross premiums written through September 30, 2004 and to our decision to cede less business in 2004 than 2003.Please see "---Insurance Segment Results of Operations" and "--- Reinsurance Segment Results of Operations" for a discussion of premiums, total commissions and fee income.

                                Tower Group, Inc.
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

     Net investment income and realized gains. Net investment income increased by 117.0% to $1.2 million, in the three months ended September 30, 2004 compared to $0.6 million in the same period in 2003 as a result of growth in invested assets, offset in part by a decrease in the yield on fixed-maturity investments. Invested assets grew by $17.4 million from $111.8 million at June 30, 2004 to $129.2 million at September 30, 2004 as compared to $7.7 million growth in invested assets in the same period in 2003. Invested assets grew by $77.3 million from $51.9 million as of September 30, 2003 to $129.2 million as of September 30, 2004. The growth in 2004 was due to greater operating cash flows in the third quarter including an increase of $2.0 million in funds held as collateral for reinsurance recoverables. The yield for our fixed income and short-term investment assets held at September 30, 2004 was 4.5% compared to 5.1% for assets held at September 30, 2003. The decrease in yield in 2004 resulted primarily from lower available interest rates and an increased allocation to tax exempt securities.

     Net realized capital gains were $35,000 in the three months ended September 30, 2004 compared to net realized capital gains of $39,000 in the three months ended September 30, 2003.

     There was no impact on net realized gains attributable to adjustments for other than temporary impairment of securities held during the three months ending September 30, 2004 and 2003.

     Losses and loss adjustment expenses. Gross loss and loss adjustment expenses and the gross loss ratio for both the insurance and reinsurance segments combined for the three months ended September 30, 2004 were $21.3 million and 55.7%, respectively, compared to $18.0 million and 56.3%, respectively, in the same period in 2003. The net loss ratio for the combined segments was 61.4% in the three months ended September 30, 2004 and 65.6% in the same period in 2003. The improvement in the net loss ratios in the third quarter of 2004 compared to the same period in 2003 was due primarily to the improvement in the gross and net loss ratios in the insurance and reinsurance assumed segments due to increased rates on the 2004 treaties and an increase in net premiums earned that reduced the effect of excess and catastrophe reinsurance premiums on the net loss ratio as further explained in "-- Insurance Segment Results of Operations" and "-- Reinsurance Segment Results of Operations."

     Operating expenses. Total operating expenses increased by 19.0% to $14.7 million in the three months ended September 30, 2004 from $12.3 million in the same period in 2003. The increase was due primarily to the increase in underwriting expenses resulting from the growth in premiums earned in TICNY and produced by TRM as well as additional expenses incurred in anticipation of an initial public offering. We capitalized $0.7 million of public offering costs in the three months ended September 30, 2004, which will be fully offset against the proceeds from the Company's public offering and a concurrent private placement.

     Interest expenses. Our interest expense increased in the three months ended September 30, 2004 to $752,000 compared to $401,000 in the same period in 2003. The increase resulted from interest on $10.0 million subordinated debentures underlying trust-preferred securities issued in September 2003, and an increase of $3.0 million of other borrowings in December 2003. In addition, $283,880 of interest was incurred as a result of crediting reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables with an annual effective yield of 2.5%.

     Income tax expense. Our income tax expense was $1.2 million in the three months ended September 30, 2004 compared to $865,000 in the same period in 2003. The increased income tax expense was due primarily to the increase in income before income taxes resulting in increased federal and state taxes that were partially offset by a true up benefit of $175,000 for the 2003 federal tax provision recorded in the three months ended September 30, 2004. The effective income tax rate was 31.7% and 29.9% for the three months ending September 30, 2004 and September 30, 2003, respectively. The effective tax rate in 2003 was lower due to a true up benefit for the 2002 state tax provision recorded in the three months ended September 30, 2003.

                                Tower Group, Inc.
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

     Net income and return on average equity. Our net income and annualized return on average equity was $2.5 million and 60.0%, respectively, in the three months ended September 30, 2004 compared to $2.0 million and 75.7%, respectively, in the same period of 2003, which represents a 22.1% increase in net income. Our return on average equity declined to 60.1% from 75.7% as a result of higher average stockholders' equity as of September 30, 2004 due to increased accumulated retained earnings. In determining return on average equity for a given period, net income is divided by the average of the beginning and ending stockholders' equity for that period and the result is annualized for any period less than a full year.


Consolidated Results of Operations Nine Months Ended September 30, 2004 and 2003

     Total revenues. For the nine months ended September 30, 2004 total revenues increased by 34.6% to $74.4 million compared to $55.3 million in the same period in 2003. The increases were primarily due to the increase in net earned premiums, ceding commission and fee income as well as investment income. Net earned premium represented 39.7% of total revenues for the nine months ended September 30, 2004 compared to 32.2% in the same period in 2003. Ceding commission and fee income represented 56.1% of total revenue in the nine months ended September 30, 2004 compared to 63.9% in the same period in 2003. Net investment income, excluding realized capital gains, represented 4.2% and 3.0% of total revenue for the nine months ended September 30, 2004 and 2003, respectively.

     Premiums earned. For the nine months ended September 30, 2004 net premiums earned increased by 65.9% to $29.5 million for the nine months ended September 30, 2004 compared with $17.8 million in the same period in 2003. The increase in net premiums earned was due to the overall increase of approximately 21.1% in gross premiums written in the nine-month period and to our decision to cede less business in 2004 than 2003. Please see "---Insurance Segment Results of Operations" and "---Reinsurance Segment Results of Operations" for a discussion of premiums and total commissions and fee income.

     Net investment income and realized gains. For the nine months ended September 30, 2004 net investment income increased by 87.5% to $3.1 million compared to $1.6 million in the same period in 2003 as a result of the growth in invested assets, offset in part by a decrease in the yield on fixed maturity investments. Invested assets grew $63.1 million from $66.1 million at December 31, 2003 to $129.2 million at September 30, 2004 as compared to a $12.3 million growth in invested assets in the same period in 2003. Invested assets grew by $12.3 million from $39.6 million as of December 31, 2002 to $51.9 million as of September 30, 2003. The growth in 2004 invested assets was due to greater operating cash flows including an increase of $22.5 million in funds held as collateral for reinsurance recoverables. The yield for our fixed income and short-term investment assets held at September 30, 2004 was 4.5% compared to 5.1 % for assets held at September 30, 2003. The decrease in yield in 2004 resulted primarily from a lower available interest rates and an increased allocation to tax exempt securities.

     Net realized capital gains were $33,000 in the nine month period ended September 30, 2004 compared to net realized capital gains of $488,000 for the nine months ended September 30, 2003. The 2003 capital gains were a result of our decision to reduce the weighted average duration of our fixed maturity securities portfolio to protect the portfolio from rising interest rates by selling certain securities.

                                Tower Group, Inc.
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

     There was no impact on net realized capital gains attributable to adjustments for other than temporary impairment of securities held during the nine-month periods ending September 30, 2004 and 2003.

     Losses and loss adjustment expenses. For the nine months ended September 30, 2004 gross loss and loss adjustment expenses and the gross loss ratio for both the insurance and reinsurance segments combined were $63.7 million and 57.1%, respectively, compared to $52.9 million and 57.1%, respectively, in the same period in 2003. The net loss ratio for the combined segments was 62.1% in the nine months ended September 30, 2004 and 65.7% in the same period in 2003. The improvement in the net loss ratio in the first nine months of 2004 compared to the same period in 2003 was due to an increase in net premiums earned that reduced the effect of excess and catastrophe reinsurance premiums on the net loss ratio as further explained in "--- Insurance Segment Results of Operations."

     Operating expenses. For the nine months ended September 30, 2004 total operating expenses increased by 25.7% to $44.8 million from $35.6 million in the same period in 2003. The increase was due primarily to the increase in underwriting expenses resulting from the growth in premiums earned in TICNY and produced by TRM as well as additional staffing and other expenditures in anticipation of an initial public offering. We capitalized $1.8 million in public offering costs as of September 30, 2004, which will be fully offset against the proceeds from the public offering and a concurrent private placement.

     Interest expenses. Our interest expense increased in the nine months ended September 30, 2004 to $2.1 million compared to $0.8 million in the same period in 2003. The increase resulted primarily from interest on $20.0 million of subordinated debentures underlying our trust-preferred securities issued in May and September 2003, and an aggregate of $6.0 million of other borrowings in February and December 2003, as well as dividends on $1.5 million of mandatorily redeemable preferred stock required by an accounting change adopted on July 1, 2003 to be reported as an expense rather than as a reduction to stockholders' equity. In addition, $0.7 million of interest was incurred as a result of crediting reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables with an annual effective annual yield of 2.5%.

     Income tax expense. For the nine months ended September 30, 2004, our income tax expense was $3.3 million compared to $2.5 million in the same period in 2003. The increased income tax expense was due primarily to the increase in income taxes for federal and state taxes that was partially offset by a net true up benefit of $139,000 for the 2003 federal tax provision recorded in the nine months ended September 30, 2004.The effective income tax rate was 36.1% for the first nine months of 2004 compared to 35.1% for the first nine months of 2003, respectively. The effective tax rate in 2003 was lower due to a true up benefit for the 2002 state income tax provision recorded in the nine months ended September 30, 2003.

     Net income and return on average equity. For the nine months ended September 30, 2004 net income and annualized return on average equity was $5.8 million and 49.1%, respectively, compared to $4.6 million and 59.6%, respectively, in the same period in 2003, which represents a 26.2% increase in net income. The lower return on average equity is a result of the higher stockholders' equity on September 30, 2004 due to increased accumulated retained earnings.

                                Tower Group, Inc.
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

Insurance Segment Results of Operations

                                              Three Months Ended          Nine Months Ended
                                                 September 30,               September 30,
                                            ---------------------     -------------------------
Revenues                                      2004        2003           2004           2003
                                              ----        ----           ----           ----
Earned premiums
   Gross premiums earned                    $ 37,957    $ 31,539      $ 110,640      $  91,573
   Less: Ceded premiums earned               (26,199)    (24,218)       (81,937)       (74,134)
                                            ---------   ---------     ----------     ----------
   Net Premiums earned                        11,758       7,321         28,703         17,439
                                            ---------   ---------     ----------     ----------
Ceding commission revenue                      9,375       8,840         30,426         26,515
Policy billing fees                              172         148            504            417
                                            ---------   ---------     ----------     ----------
Total                                         21,305      16,309         59,633         44,371
                                            ---------   ---------     ----------     ----------

Expenses
Loss and Loss Adjustment Expenses
   Gross loss and loss adjustment expenses    21,216      17,767         63,325         52,298
                                            ---------   ---------     ----------     ----------
   Less: Ceded loss and loss adjustment
    expenses                                 (13,940)    (12,949)       (45,440)       (40,808)
                                            ---------   ---------     ----------     ----------
   Net Loss and loss adjustment expenses       7,276       4,818         17,885         11,490
Underwriting expenses
   Direct commission expense                   6,303       5,202         18,493         15,835
   Other underwriting expenses                 4,928       4,376         16,266         12,519
                                            ---------   ---------     ----------     ----------
Total underwriting expenses                   11,231       9,578         34,759         28,354
                                            ---------   ---------     ----------     ----------
Underwriting Profit                         $  2,798    $  1,913      $   6,989      $   4,527
                                            =========   =========     ==========     ==========

Key Measures
Premiums written
   Gross premiums written                   $ 42,082    $ 34,100      $ 125,181      $ 103,436
   Less: Ceded premiums written
                                             (26,665)    (24,698)       (79,196)       (75,041)
                                            ---------   ---------     ----------     ----------
   Net premiums written                     $ 15,417    $  9,402      $  45,985      $  28,395
                                            =========   =========     ==========     ==========
Loss Ratios
Gross                                           55.9%       56.3%          57.2%          57.1%
Net                                             61.9%       65.8%          62.3%          65.9%
Accident Year Loss Ratio
Gross                                           57.5%       56.3%          57.5%          57.1%
Net                                             61.7%       65.8%          62.2%          65.9%
Underwriting Expense Ratios
Gross                                           29.1%       29.9%          31.0%          30.5%
Net                                             14.3%        8.1%          13.3%           8.2%
Combined Ratios
Direct                                          85.0%       86.2%          88.2%          87.6%
Net                                             76.2%       73.9%          75.7%          74.0%

Insurance Segment Results of Operations Three Months Ended September 30, 2004 and 2003

     Gross premiums. Gross premiums written increased by 23.4% to $42.1 million in the three months ended September 30, 2004 from $34.1 million in the same period in 2003. Gross premiums earned increased similarly by 20.3% to $38.0 million in the three months ended September 30, 2004 compared to $31.5 million in the same period in 2003. These increases were due in part to a 10.0% growth in policy count and to an increase in average premium size of 12.4% resulting from rate increases and other pricing actions.

     Ceded premiums. Ceded premiums written increased by 8.0% to $26.7 million in the three months ended September 30, 2004 compared with $24.7 million in the same period in 2003. The rate of increase in ceded premiums written was less than for gross premiums written due to our decision to lower the percentage of ceded premiums under our quota share reinsurance agreements to 60% in 2004 compared to 70% in the three months ended September 30, 2003 in order to increase net written premiums in 2004 in relation to our statutory surplus. Despite the reduction in the ceding percentage, ceded premiums written increased as a result of the increase in gross premiums written.

                                Tower Group, Inc.
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

     Net premiums. Net premiums written increased by 64.0% to $15.4 million in the three months ended September 30, 2004 compared to $9.4 million in the same period in 2003. This increase was greater than the increase in gross premiums written due to the decrease in the ceding percentage mentioned above from 70% in the three months ended September 30, 2003 to 60% in the same period in 2004. Net premiums earned increased by 60.6% to $11.8 million in the three months ended September 30, 2004 compared to $7.3 million in the same period in 2003.

     Ceding commission revenue. The ceding commission rate under our quota share reinsurance agreements is directly related to the loss ratio on the ceded earned premium. If the loss ratio for business ceded in a prior period changes in any given year as a result of favorable or adverse development, we must reflect this by changing the commission rate that we established during the prior accounting period, and increasing or reducing ceding commission revenue in the current period by the amount of the difference between commissions calculated at the old commission rate and commissions calculated at the revised commission rate. We monitor the ceded loss ratio on a quarterly basis to determine the effect on the commission rate that we accrued during the prior accounting periods. Ceding commission revenue increased by 6.1% to $9.4 million for the three months ended September 30, 2004 compared to $8.8 million for the same period in 2003. Despite the reduction in the quota share ceding percentage, ceding commission revenue increased 6.1% as a result of overall growth as reflected in the increases in gross and ceded premiums earned. Additionally, we experienced an increase in the ceded loss ratio on prior years quota share treaties, which decreased ceding commission revenue by $0.4 million in the three months ended September 30, 2004

     Loss and loss adjustment expenses and loss ratio. Gross and net losses and loss adjustment expenses were $21.2 million and $7.3 million, respectively for the three months ended September 30, 2004 compared with $17.8 million and $4.8 million, respectively, for the same period in 2003. Our gross and net loss ratios were 55.9% and 61.9%, respectively for the three months ended September 30, 2004 as compared with 56.3% and 65.8% for the same period in 2003. The decrease in the net loss ratio in the third quarter of 2004 compared to the same period in 2003 was due to a decrease in the gross loss ratio. In addition, the increase in net premiums earned reduced the proportional effect of excess and catastrophe reinsurance premiums on the net loss ratio. We ceded excess catastrophe reinsurance premiums equal to 14.3% of net premiums earned during the three months ended September 30, 2004 compared to 21.3% during the same period of 2003. There was minimal adverse development from prior years' reserves in the third quarter of 2004 compared to none in the same period of 2003. Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing agreement between TICNY and TRM. See "--- Insurance Services Segment Results of Operations" for the amounts of claims reimbursements.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $11.2 million for the three months ended September 30, 2004 as compared with $9.6 million in the same period in 2003. Our gross expense ratio was 29.1% in the three months ended September 30, 2004 as compared with 29.9% in the same period in 2003.

                                Tower Group, Inc.
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

     The commission portion of our expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 16.6% in the three months ended September 30, 2004 as compared to 16.5% in the same period in 2003. Direct commission rates by line of business were essentially the same in 2004 as in 2003.

     The portion of the underwriting expense ratio represented by the other underwriting expense ratio was 12.5% in the three months ended September 30, 2004 as compared with 13.4% in the same period in 2003. This decrease is mainly due to a greater percentage increase in gross earned premiums than in other underwriting expenses in the third quarter of 2004.

     The net underwriting expense ratio was 14.3% in the three months ended September 30, 2004 as compared to 8.1% in the same period in 2003. This increase was mainly due to the reduced effects of ceding commission revenue on lowering the gross expense ratio during the third quarter of 2004 compared with the same period in 2003. While ceding commission revenue increased by 6.1% in the third quarter of 2004 compared with the same period in 2003, gross expenses increased by 17.3% in the third quarter of 2004 compared with the same period in 2003. As a result of the higher growth rate in gross expenses relative to the growth in ceding commission revenue, the impact of ceding commission revenue on lowering the gross expense ratio was not as significant in the third quarter of 2004 compared to the same period in 2003. The limited growth in ceding commission revenue in the third quarter of 2004 was due to a reduction in the quota share ceding percentage to 60% in the third quarter of 2004 from 70% during the third quarter of 2003.

     Underwriting profits and combined ratio. The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $2.8 million in the third quarter of 2004 and $1.9 million for the same period in 2003. The net combined ratio was 76.2% for the three months ended September 30, 2004 as compared with 73.9% for the same period in 2003. The increase in the net combined ratio resulted from an increase in the net expense ratio primarily due to the effects of reduced ceding commission revenue in lowering gross expenses. Notwithstanding the increase in combined ratio for the third quarter, underwriting profits did not decline due to the overall increase in premiums earned.

     The gross combined ratio was 85.0% in the three months ended September 30, 2004 as compared with 86.2% for the same period in 2003. The decrease in the combined ratio in the third quarter of 2004 resulted from a decrease in the gross loss ratio and in the gross underwriting expense ratio.


Insurance Segment Results of Operations Nine Months Ended September 30, 2004 and 2003

     Gross premiums. For the nine months ended September 30, 2004 gross premiums written increased by 21.0% to $125.2 million from $103.4 million in the same period in 2003. Gross premiums earned increased similarly by 20.8% to $110.6 million in the nine months ended September 30, 2004 compared to $91.6 million in the same period in 2003. These increases are attributable to a 10.0% growth in policy count and to an increase in average premium size of 12.4% resulting primarily from rate increases and other pricing actions.

     Ceded premiums. For the nine months ended September 30, 2004, ceded premiums written increased by 5.5% to $79.2 million compared with $75.0 million in the same period in 2003. The rate of increase in ceded premiums written was less than for gross premiums written due to our decision to lower the percentage of ceded premiums under our quota share reinsurance agreements to 60% in the first nine months of 2004 compared to 70% in the nine months ended September 30, 2003. Despite the reduction in the ceding percentage, ceded premiums written increased as a result of the increase in gross premiums written. Ceded premiums earned increased 10.5%. The rate of increase was greater than the 5.5% increase in ceded premiums written since ceded premiums earned include ceded premiums written in 2003 when the ceding percentages under our quota share reinsurance agreements were higher.

                                Tower Group, Inc.
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

     Net premiums. For the nine months ended September 30, 2004, net premiums written increased by 61.9% to $46.0 million compared to $28.4 million in the same period in 2003. This increase was greater than the increase in gross premiums written due to the decrease in the ceding percentage from 70% in the nine months ended September 30, 2004 compared to 60% in the same period in 2003. Net premiums earned increased by 64.6% to $28.7 million in the nine months ended September 30, 2004 compared to $17.4 million in the same period in 2003. The rate of increase in net premiums earned was greater than for net premiums written due to the increase in ceded premiums earned mentioned above.

     Ceding commission revenue. For the nine months ended September 30, 2004, ceding commission revenue increased by 14.8% to $30.4 million compared to $26.5 million for the same period in 2003. Despite the reduction in the quota share ceding percentage, ceding commission revenue increased 14.8% as a result of a 10.5% increase in ceded premiums earned. Additionally, we experienced an improvement in ceded loss ratios on prior years' quota share treaties that increased ceding commission revenue $0.5 million in the nine months ended September 30, 2004.

     Loss and loss adjustment expenses and loss ratio. For the nine months ended September 30, 2004, gross and net losses and loss adjustment expenses were $63.3 million and $17.9 million, respectively compared with $52.3 million and $11.5 million, respectively, for the same period in 2003. Our gross and net loss ratios were 57.2% and 62.3%, respectively for the nine months ended September 30, 2004 as compared with 57.1% and 65.9% for the same period in 2003. The decrease in the net loss ratio in the nine months ending September 30, 2004 as compared to the same period in 2003 was due primarily to an increase in net premiums earned that reduced the effect of excess and catastrophe reinsurance premiums on the net loss ratio. We ceded excess and catastrophe reinsurance premiums equal to 17.8% of net premiums earned during the nine months ended September 30, 2004 compared to 25.2% during the same period in 2003. There was minimal adverse development from prior years' reserves in the nine months ended September 30, 2004 compared to none in the same period of 2003. Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing agreement between TICNY and TRM. See "--- Insurance Services Segment Results of Operations" for the amounts of claims reimbursements.

     Underwriting expenses and underwriting expense ratio. For the nine months ended September 30, 2004 underwriting expenses, which include direct commission expenses and other underwriting expenses, were $34.8 million compared with $28.4 million in the same period in 2003. Our gross underwriting expense ratio was 31.0% in the nine months ending September 30, 2004 as compared with 30.5% in the same period in 2003.

     For the nine months ended September 30, 2004 the commission portion of our underwriting expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 16.7% compared to 17.3% in the same period in 2003. The commission ratio in the nine months ending September 30, 2003 was affected by the higher commissions paid to producers in 2002 and recognized as commission expense in 2003 as the related premium was earned.

     The portion of the underwriting expense ratio represented by the other underwriting expense ratio was 14.2% in the nine months ended September 30, 2004 as compared with 13.2% in the same period in 2003. The increase in underwriting expenses was due to the 17 % increase in the number of full time employees to 249 as of September 30, 2004 from 212 as of September 30, 2003. A significant portion of the increase in salary expense in 2004 as compared to 2003 resulted from an increase in staffing, especially at senior levels and other key areas, in anticipation of an initial public offering.

                                Tower Group, Inc.
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

     For the nine months ended September 30, 2004 the net underwriting expense ratio was 13.3% compared 8.2% in the same period in 2003. Net underwriting expenses reflect the reduced effect of ceding commission revenue on lowering the gross expense ratio during the nine months ended September 30, 2004 compared to the same period in 2003.

     Underwriting profits and combined ratio. The underwriting profit reflects our underwriting results on a net basis after the effects of reinsurance. For the nine months ended September 30, 2004 the underwriting profit increased by 54.4% to $7.0 million from $4.5 million in the same period in 2003. The net combined ratio was 75.7% for the nine months ended September 30, 2004 as compared with 74.0% for the same period in 2003. The increase in the net combined ratio resulted from an increase in the net expense ratio due to the reduced effects of lower ceding commission revenue on lowering gross expenses.

     For the nine months ended September 30, 2004 the gross combined ratio was 88.2% compared with 87.6% for the same period in 2003. The slightly higher gross combined ratio resulted from a higher gross underwriting expense ratio primarily due to increased staffing in anticipation of an initial public offering.

                                Tower Group, Inc.
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

Reinsurance Segment Results of Operations
                                                      Three Months             Nine Months
                                                    Ended September           Ended September
                                                          30,                      30,
                                                  -------------------     ---------------------
Revenues                                           2004        2003         2004         2003
                                                   ----        ----         ----         ----
Earned premiums
   Gross premiums earned                          $  368      $  360      $   949      $ 1,125
   Less: Ceded premiums earned                       (44)       (192)        (125)        (770)
                                                  -------     -------     --------     --------
   Net Premiums earned                               324         168          824          355
Ceded commission revenue                               -          42            -          223
                                                  -------     -------     --------     --------
Total                                                324         210          824          578
                                                  -------     -------     --------     --------

Expenses
Loss and Loss Adjustment Expenses
   Gross loss and loss adjustment expenses           124         206          424          644
   Less: Ceded loss and loss adjustment expenses      20        (108)          20         (437)
                                                  -------     -------     --------     --------
   Net Loss and loss adjustment expenses             144          98          444          207
Underwriting expenses
   Ceding commissions expenses                        10          12           37           44
   Other underwriting expenses                        36          35          140           99
                                                  -------     -------     --------     --------
Total underwriting expenses                           46          47          177           143
                                                  -------     -------     --------     --------
Underwriting Profit                               $  134      $   65      $   203      $   228
                                                  =======     =======     ========     ========

Key Measures
Premiums written
   Gross premiums written                         $  317      $  272      $ 1,078      $   817
   Less: Ceded premiums written                      (31)        (64)         (78)        (163)
                                                  -------     -------     --------     --------
   Net premiums written                           $  286      $  208      $ 1,000      $   654
                                                  =======     =======     ========     ========
Loss Ratios
Gross                                               33.7%       57.2%        44.7%        57.2%
Net                                                 44.4%       58.3%        53.9%        58.3%
Accident Year Loss Ratio
Gross                                               45.1%       61.1%        49.2%        58.5%
Net                                                 51.2%      123.8%        56.7%        89.3%
Underwriting Expense Ratios
Gross                                               12.6%       13.0%        18.7%        12.7%
Net                                                 14.3%        2.9%        21.5%       -22.6%
Combined Ratios
Gross                                               46.3%       70.2%        63.3%        69.9%
Net                                                 58.7%       61.2%        75.4%        35.7%

Reinsurance Segment Results of Operations Three Months Ended September 30, 2004 and 2003

     Gross premiums. Gross written premiums increased by 16.5% to $317,000 in the three months ended September 30, 2004 as compared with $272,000 in the same period in 2003. The increase was due to an increase in the premiums produced by TRM's issuing companies as well as higher rates charged on the reinsurance assumed from these issuing companies.

     Ceded premiums earned decreased by 77.1% to $44,000 in the three months ended September 30, 2004 compared with $192,000 the same period in 2003, as we no longer cede business in this segment to the quota share treaties.

     Net premiums written increased 37.5% to $286,000 in the three months ended September 30, 2004 as compared with $208,000 in the same period in 2003. Net premiums earned increased by 92.9% to $324,000 in the three months ended September 30, 2004 as compared with $168,000 in the same period in 2003 as a result of the discontinuation of ceding premiums in this segment to our quota share treaty reinsurers.

                                Tower Group, Inc.
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

     Loss and loss adjustment expenses and loss ratio. Gross loss and loss adjustment expenses were $124,000 in the three months ended September 30, 2004 as compared with $206,000 in the same period in 2003. Net losses were $144,000 in the three months ended September 30, 2004 as compared to $98,000 in the same period in 2003.The gross loss ratio decreased in the three months ended September 30, 2004 to 33.7% as compared to 57.2% in the same period in 2003. Similarly, the net loss ratio also decreased in the three months ended September 30, 2004 to 44.4% as compared to 58.3% in the same period in 2003. The improvement in the loss ratios in 2004 resulted from increased pricing on 2004 policy year treaties, improving profitability of the underlying business produced by TRM and favorable reserve development on prior years' reserves of $43,000 which reduced the gross and net loss ratios by 11.7% and 13.3%, respectively.

     Underwriting expenses and underwriting expense ratios. Underwriting expenses for the reinsurance segment are comprised of ceding commission expense paid to TRM's issuing companies and other third-party reinsurers to acquire the ceded premium and this segment's allocated share of our other underwriting expenses. Gross underwriting expenses decreased slightly in the three months ended September 30, 2004 to $46,000 as compared to $47,000 in the same period in 2003. Our net underwriting expense ratio increased to 14.3% in the three months ended September 30, 2004 from a 2.9% in the same period in 2003. This was due to the absence of ceding commission revenue in 2004 as we no longer cede to the quota share treaties.

     Underwriting profit and combined ratio. The underwriting profit from assumed reinsurance, which reflects our results on a net basis after the effect of ceded reinsurance, was $134,000 in the three months ended September 30, 2004 compared to $65,000 in the same period in 2003. The net combined ratio was 58.7% in the third quarter of 2004 as compared to 61.2% in the same period of 2003.

     The gross combined ratio decreased to 46.3% during the three months ended September 30, 2004 compared to 70.2% in the same period of 2003. This resulted from the decrease in the gross loss ratio for the three months ended September 30, 2004 to 33.7% compared to 57.2% for the same period in 2003 due to increased pricing on 2004 policy year treaties and favorable reserve development on prior years reserves and a decrease in the gross underwriting expense ratio to 12.6% for the three months ended September 30, 2004 compared to 13.0% in the same period last year.


Reinsurance Segment Results of Operations Nine Months Ended September 30, 2004 and 2003

     Gross premiums. Gross written premiums written increased by 31.9% to $1.1 million for the nine months ended September 30, 2004 as compared with $0.8 million in the same period in 2003. The increase was due to an increase in the premiums produced by TRM's issuing companies as well as higher rates charged on reinsurance assumed from these issuing companies. In 2003 our reinsurance assumed was converted from a pro rata reinsurance basis to an excess of loss basis, which significantly reduced the amount of premiums assumed although treaties written in 2002 still contributed somewhat to gross earned premiums in 2003.

     Ceded premiums earned decreased by 83.8% to $125,000 in the nine months ended September 30, 2004 as compared with $770,000 for the same period in 2003 as we no longer cede business in this segment to our quota share treaty reinsurers.

                                Tower Group, Inc.
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

     Net premiums written increased 52.9% to $1.0 million compared with $0.7 million in the same period in 2003 due to the increased rates on 2004 treaties. Net premiums earned increased by 132.1% to $824,000 in the nine months ended September 30, 2003 as compared with $355,000 in the same period in 2003 because we have discontinued ceding premiums in this segment to our quota share treaty reinsurers.

     Loss and loss adjustment expenses and loss ratio. For the nine months ended September 30, 2004 gross loss and loss adjustment expenses were $424,000 compared with $644,000 in the same period in 2003. Net losses increased in the nine months ended September 30, 2004 to $444,000 as compared to $207,000 in the same period in 2003 due to the discontinuance of ceding business to the quota share treaty. The gross loss ratio decreased in the nine months ended September 30, 2004 to 44.7% as compared to 57.2% in the same period in 2003. This improvement resulted from increased pricing on 2004 policy year treaties and favorable development on prior year's loss reserves of $43,000, which reduced the gross loss ratio.

     The net loss ratio decreased in the nine months ending September 30, 2004 to 53.9% as compared to 58.3% in the same period in 2003 due principally to the improvement in the gross loss ratio.

     Underwriting expenses and underwriting expense ratios. For the nine months ended September 30, 2004 gross underwriting expenses increased to $177,000 as compared to $143,000 in the same period in 2003 primarily as a result of the increase in gross premiums written which is the basis of the other underwriting expense allocation to this segment. Our net underwriting expense ratio increased to 21.5% in the nine months ended September 30, 2004 compared to a negative 22.6% in the same period in 2003.The negative underwriting expense ratio in the first nine months of 2003 resulted from ceding commission revenue earned in 2003 on premiums ceded under our 2002 quota share treaty, which exceeded the underwriting expenses incurred.

     Underwriting profit and combined ratio. For the nine months ended September 30, 2004 the underwriting profit from assumed reinsurance was $203,000 compared to $228,000 in the same period in 2003. The net combined ratio was 75.4% in the nine months ending September 30, 2004 compared to 35.7% in the same period of 2003. The net combined ratio in the nine months ending September 30, 2004 was affected by the absence of ceding commission revenue.

     The gross combined ratio decreased to 63.3% for the first nine months of 2004 compared to 69.9% for the same period in 2003 due to a reduction in the gross loss ratio to 44.7% in the first nine months of 2004 compared to 57.2% in the same period in 2003. This was offset by an increase in the gross underwriting expense ratio to 18.7% in the first nine months of 2004 compared to 12.7% in the same period for 2003 due to increased gross written premiums which increases the allocation of underwriting expenses to this segment.

                                Tower Group, Inc.
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

Insurance Services Segment Results of Operations

                                                  Three Months Ended          Nine Months Ended
                                                     September 30,              September 30,
                                                ----------------------     ----------------------
Revenue                                           2004          2003          2004         2003
                                                  ----          ----          ----         ----
Direct commission revenue from managing
 general agency                                 $  2,043      $ 2,080      $  7,095      $ 4,586
Claims administration revenue                      1,352          876         3,067        2,794
Reinsurance intermediary fees                        178          458           615          800
Policy billing fees                                    3            -             4            -
                                                ---------     --------     ---------     --------
Total Revenues                                     3,576        3,414        10,781        8,180
                                                ---------     --------     ---------     --------

Expenses
Direct commissions expense paid to producers       1,438        1,341         4,875        3,107
Other insurance services expenses                    576          487         1,937        1,256
Claims expense reimbursement to TICNY              1,345          863         2,987        2,753
                                                ---------     --------     ---------     --------
Total Expenses                                     3,359        2,691         9,799        7,116
                                                ---------     --------     ---------     --------
Insurance Services Pre-Tax Income               $    217      $   723      $    982      $ 1,064
                                                =========     ========     =========     ========
Premium produced by TRM on behalf of issuing    $ 10,285      $ 9,948      $ 35,289      $ 2,474
 companies

Insurance Services Results of Operations Three Months Ended September 30, 2004 and 2003

     Total revenues. Total revenue for the insurance services segment were $3.6 million in the three months ended September 30, 2004 as compared with $3.4 million in the same period in 2003. The principle components of total revenue for our insurance services segment are direct commission revenue, claims administration revenue and reinsurance intermediary fees. The increase in total revenue was primarily due to claims administration revenue that increased by 54.3% to $1.4 million in the three months ended September 30, 2004 compared to $0.9 million in the same period in 2003. The increase in claims administration revenue was offset by a reduction in reinsurance intermediary fees in the third quarter of 2004 to $0.2 million compared to $0.5 million in the same period in 2003 as a result of additional reinsurance intermediary fees recorded in the third quarter of 2003 pertaining to reinsurance arrangements in 2002.

     Direct commission revenue is dependent upon the premiums and losses on business produced by TRM on behalf of its issuing companies. The decrease in direct commission revenue is related to premiums produced by our managing general agency on behalf of issuing companies. Although premiums produced increased 3.4% to $10.3 million in the three months ended 2004 compared to $9.9 million in the same period of 2003 the composite direct commission revenue rate decreased to 19.9% in the three months ended September 30, 2004 compared to 20.9% in the same period in 2003 due to a reduction in large lines premiums produced and its related lower direct commission rate. The large lines premiums produced were $3.6 million in the three months ended September 30, 2004 compared to $6.9 million in the third quarter of 2003.

     Direct commission expense. TRM's direct commission expense rate was 14.0% in the three months ended September 30, 2004 as compared to 13.5% in the same period in 2003. This was due to an increase in the small business overflow program, which has a higher direct commission rate.

     Other insurance services expenses. The amount of reimbursement for underwriting expenses by TRM to TICNY was $ 0.6 million in the three months ended September 30, 2004 as compared to $0.5 million in the same period in 2003. The increase resulted from the increase in premiums produced.

                                Tower Group, Inc.
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

     Claims expense reimbursement. The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY was $1.3 million in the three months ended September 30, 2004 as compared with $0.9 million in the same period in 2003 due to an increase in the number of claims handled.

     Pre-tax income. Our insurance services pre- tax income was $217,000 in the three months ended September 30, 2004 as compared to $723,000 in the same period in 2003. The lower pre-tax income was due principally to lower reinsurance intermediary fees in the third quarter of 2004 compared to 2003 and an increase in other insurance services expenses.


Insurance Services Results of Operations Nine Months Ended September 30, 2004 and 2003

     Total Revenues. For the nine months ended September 30, 2004 total revenues for the insurance services segment were $10.8 million compared with $8.2 million in the same period in 2003. The increase in total revenue was primarily due to direct commission revenue that increased by 54.7% to $7.1 million in 2004 as compared to $4.6 million in the same period in 2003. The increase also resulted from claims administration revenue that increased to $3.1 million in the nine month ending September 30, 2004 from $2.8 million in the same period of 2003. The increase in revenue from direct commission revenue and claims administration revenue was offset by a reduction in reinsurance intermediary fees that decreased by 23.1% to $0.6 million in the nine months ending September 30, 2004 as compared with $0.8 million in the same period in 2003 primarily as a result of additional reinsurance intermediary fees recorded in the first nine months of 2003 pertaining to reinsurance arrangements in 2002.

     Direct commission revenue is dependent upon the premiums and losses on business produced by TRM on behalf of its issuing companies. For the nine-month period direct commission revenues increased as a result of increases in premiums produced by TRM and in the commission rate. Premiums produced by TRM increased by 50.3% to $35.3 million for the nine months ended September 30, 2004 as compared to $23.5 million in the same period in 2003 resulting primarily from increases in premiums produced in the large lines and middle markets programs and the implementation of TRM's small business overflow program. The composite commission revenue rate increased to 20.1% in the nine months ending September 30, 2004 from 19.5% in the same period in 2003 due to an increase in large lines premiums produced and its related higher direct commission rate.

     Direct commission expense. For the nine months ended September 30, 2004 TRM's direct commission expense rate was 13.8% compared to 13.2% in the same period in 2003. This was due to an increase in the small business overflow program, which has a higher commission rate.

     Other insurance services expense. For the nine months ended September 30, 2004 the amount of reimbursement for underwriting expenses by TRM to TICNY was $1.9 million as compared to $1.3 million in the same period in 2003. The increase resulted from the increase in premiums produced.

     Claims expense reimbursement. For the nine months ended September 30, 2004 the amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement was $3.0 million compared with $2.8 million in the same period in 2003 due to an increase in the number of claims handled.

                                Tower Group, Inc.
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

     Pre-tax income. For the nine months ended September 30, 2004, pre-tax income decreased 7.7% to $982,000 as compared to $1,064,000 for the same period in 2003. The decrease was due to lower reinsurance intermediary fees in the third quarter of 2004 compared to 2003.


Liquidity and Capital Resources

     Cash Flows. For the nine months ended September 30, 2004 net cash provided by operating activities was $60.9 million compared to operating cash flow of $3.4 million in the same period of 2003. The increase in net cash provided by operations in the nine months ending September 30, 2004 resulted from an increase in collected premiums as a result of the growth in gross premiums and the reduction in the quota share reinsurance ceding percentage from 70% in 2003 to 60% in 2004, an increase of $22.5 million in funds withheld as collateral for reinsurance recoverable and a $15.7 million collection of a receivable for cancelled reinsurance.

     Cash flow needs at the Holding Company level are primarily for dividends to its shareholders, interest payments on its $20 million of subordinated debentures, interest payments on its approximately $5.0 million of long term debt and dividend payments on its $1.5 million of mandatorily redeemable preferred stock required by an accounting change adopted on July 1, 2003 to be reported as interest expense rather than as a reduction to stockholders' equity. The Company receives cash from long term borrowings, issuance of equity securities and dividends from subsidiaries.

     The operating subsidiaries primary sources of cash are from net premiums received; commission and fee income; net investment income and proceeds from the sale and redemption of both equity and fixed-maturity securities. Cash is used to pay claims and operating expenses, to purchase investments and to pay dividends to the parent. TICNY is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. As of September 30, 2004, the maximum amount of distributions that TICNY could pay to its parent without approval of the New York Insurance Department was $2.6 million.

     On October 20, 2004 Tower Group, Inc.'s registration statement was declared effective by the Securities and Exchange Commission. The Company initial public offering was for 13,000,000 shares and was priced at $8.50 per share. The Company received net cash proceeds of $102,115,773 from this offering after the underwriting discounts, commissions and certain offering expenses. The Company and certain of its stockholders have granted the underwriters the option to purchase up to 1,950,000 additional shares to cover the over-allotment. The stock is trading on the NASDAQ National Market under the trading symbol "TWGP".

     On October 20, 2004 Tower Group, Inc. offered a concurrent private placement of 500,000 shares of its common stock to an affiliate of Friedman, Billings, Ramsey & Co., Inc., the lead underwriter for the Company's public offering, at the public offering price of $8.50 per share. The Company received net cash proceeds of $3,952,500 after deducting underwriting fees.

     Immediately before the closing of the public offering on October 26, 2004, the Company redeemed 30,000 shares, Series A Cumulative Redeemable Preferred Shares for $1.5 million plus accrued interest. After the closing the Company utilized some of the cash proceeds to pay off a $5.0 million loan and accrued interest to CIT Group/Equipment Financing, Inc. The Company will recognize a loss on early extinguishment of debt of approximately $133,000 in the fourth quarter of 2004.

     On October 26, 2004 the Company contributed $98,000,000 in Paid in Capital to its wholly owned affiliate Tower Insurance Company of New York.

     On November 10, 2004 the underwriters exercised their 30-day over-allotment option after the Company's public offering on October 20, 2004. Pursuant to the exercise, the underwriters purchased 629,007 additional shares of common stock from the Company and 1,320,993 shares of common stock from the selling stockholders at the public offering price of $8.50 per share, less the underwriting discount, to cover the over-allotments. The Company will receive net case proceeds of $4,972,301 from this over-allotment option after the underwriting discounts. The Company will not receive any proceeds from the sale of common stock by any selling stockholder. The closing is expected to occur on November 15, 2004.

Investments

     The investment portfolio provides a high degree of liquidity since it is comprised of readily marketable equity, fixed income and short-term securities. The Company classifies its investments in fixed maturity securities as available for sale and reports these securities at their estimated fair values based on quoted market prices. Changes in unrealized gains and losses on these securities are reported as a separate component of comprehensive net income, and accumulated unrealized gains and losses are reported as a component of accumulated other comprehensive net income in stockholders equity, net of deferred taxes. Realized gains and losses are charged or credited to income in the period in which they are realized.

     The aggregate fair market value of our invested assets as of September 30, 2004 was $129.2 million. As of that date, our fixed maturity securities had a fair market value of $117.7 million and amortized cost of $116.5 million. The equity securities had a fair value of $2.1 million and a cost of $1.9 million.

PART 1 - FINANCIAL INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the Company's market risk during the quarter and nine months ended September 30, 2004. Market risk relates to changes in the value of financial instruments that arise from adverse movements in factors such as interest rates and equity prices. The Company is exposed mainly to changes in interest rates that affect the fair value of its investment in securities. Please refer to Form S-1 page 67 for a discussion of interest rate risk and the Company's sensitivity analysis model that uses fair value to measure its potential gain or loss due to a 100 basis point decline in interest rates or a 100 basis point rise.

Item 4.  Controls and Procedures

         Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 (e)) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        Unregistered Sales of Equity Securities

     On September 29, 2004, the Company issued options to purchase 161,077 shares of its common stock under its 2004 Long-Term Equity Compensation Plan to various executive officers. Also on September 29, 2004, 68,832 shares of restricted stock were issued to various employees and officers. There were no underwriters involved in these issuances, which were made in reliance on Rule 701 under the Securities Act.

     On August 1, 2004, 131,888 shares of restricted stock were issued to Michael H. Lee, the Company's Chief Executive Officer, and 8,793 shares of restricted stock were issued to Francis M. Colalucci, the Company's Chief Financial Officer. The shares of restricted stock issued to Mr. Lee will vest in equal installments over a four year period. The shares of restricted stock issued to Mr. Colalucci will vest in installments over a two and half year period. There were no underwriters involved in these issuances, which were made in reliance on Rule 701 under the Securities Act.

    Use of Proceeds

     Immediately before the closing of the public offering on October 26, 2004, the Company redeemed 30,000 shares of its Series A Cumulative Redeemable Preferred Shares for $1.5 million plus any accrued interest. After the closing the Company utilized some of the cash proceeds to pay off a $5.0 million loan and accrued interest to CIT Group/Equipment Financing, Inc. The Company will recognize a loss on early extinguishment of debt of approximately $133,000 in the fourth quarter of 2004.

     On October 26, 2004 the Company contributed $98,000,000 in Paid in Capital to its wholly owned affiliate Tower Insurance Company of New York.

Item 4. Submission of Matters to a Vote of Security Holders.

     On August 26, 2004 the Company's Board of Directors adopted the "2004 Long-Term Equity Compensation Plan" which was approved by written consent by all of the outstanding Class A Common Stockholders and Class B Common Stockholders of record as of August 26, 2004.

Item 6. Exhibits

        Exhibits

        31.1  Chief Executive Officer-Sarbanes-Oxley Act of 2002 Section 302

        31.2  Chief Financial Officer-Sarbanes-Oxley Act of 2002 Section 302

        32.1  Chief Executive Officer-Sarbanes-Oxley Act of 2002 Section 906

        32.2  Chief Executive Officer-Sarbanes-Oxley Act of 2002 Section 906

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      Tower Group Inc.
                                                  ------------------------
                                                         Registrant


Date: November 15, 2004                           /s/ Michael H. Lee
      -----------------                           ------------------------
                                                    Chairmen of the Board,
                                                    President and Chief
                                                    Executive Officer


Date: November 15, 2004                           /s/ Francis M. Colalucci
     -------------------                          ------------------------
                                                    Senior Vice President,
                                                    Chief Financial Officer and
                                                    Treasurer