Form 10-K
period 2004-12-31
Tower Group, Inc.
filed 2005-03-22
CIK 1289592

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)       ANNUAL REPORT PRUSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   [X]           EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER: 000-50990

                                TOWER GROUP, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 13-3894120
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)
        120 BROADWAY, 14TH FLOOR
           NEW YORK, NEW YORK                              10271
(Address of principal executive offices)                 (Zip Code)

                                 (212) 655-2000
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, $0.0I PAR VALUE PER SHARE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
    Yes [ ]             No [X]

    As of March 14, 2005, the registrant had 19,737,168 shares of common stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2004 was $202,602,672. This value as of June 30, 2004 was not applicable as the registrant was not publicly traded as of June 30, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE:
    Part III of this Form 10-K incorporates by reference certain information form the registrant's definitive Proxy Statement with respect to the registrant's 2005 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the registrant's fiscal year (the "Proxy Statement").

                                TABLE OF CONTENTS


                                                                                             PAGE
                                           PART I

Item  1.   Business                                                                             3

Item  2.   Properties                                                                          47

Item  3.   Legal Proceedings                                                                   47

Item  4.   Submission of Matters to a Vote of Security-Holders                                 47


                                           PART II

Item  5.   Market for The Registrant's Common Equity and Related Stockholder Matters           47

Item  6.   Selected Consolidated Financial Data                                                49

Item  7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                               51

Item  7A.  Quantitative and Qualitative Disclosures about Market Risk                          75

Item  8.   Financial Statements and Supplementary Data                                         79

Item  9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                               116

Item  9A.  Controls and Procedures                                                            116

Item  9B.  Other Information                                                                  116

                                           PART III

Item  10.  Directors and Executive Officers of the Registrant                                 117

Item  11.  Executive Compensation                                                             117

Item  12.  Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters                                                        117

Item  13.  Certain Relationships and Related Transactions                                     117

Item  14.  Principal Accounting Fees and Services                                             117


                                           PART IV

Item  15.  Exhibits, Financial Statement                                                      118


PART I

ITEM 1.  BUSINESS

OVERVIEW
     As used in this Form 10-K, references to the "Company", "we", "us", or "our" refer to Tower Group, Inc. and its subsidiaries, including its insurance company, Tower Insurance Company of New York ("TICNY"), and its managing general agency, Tower Risk Management Corporation ("TRM"), unless the context suggests otherwise.

     Through our subsidiaries Tower Insurance Company of New York and Tower Risk Management Corporation, we offer a broad range of specialized property and casualty insurance products and services to small to mid-sized businesses and to individuals in New York State and the surrounding areas. By targeting select underserved market segments and expeditiously delivering needed products and services, we position ourselves to obtain favorable policy terms, conditions and pricing, thereby creating opportunities for favorable underwriting results.

     TICNY provides coverage for many different market segments, including nonstandard risks that do not fit the underwriting criteria of standard carriers due to factors such as type of business, location and premium per policy. TRM, through its managing general agency, produces business on behalf of other insurance companies, referred to as "issuing companies", and primarily focuses on commercial risks with higher per policy premium, including risks that TICNY has not been able to target due to, among other things, licensing and surplus limitations. TICNY also reinsures a modest amount of the premiums written by TRM's issuing companies. Our commercial lines products provide insurance coverage to businesses such as retail and wholesale stores, grocery stores, restaurants, artisan contractors and residential and commercial buildings, while our personal lines products currently focus on modestly valued homes and dwellings.

     Through the use of reinsurance in TICNY and other issuing companies that we access through TRM's managing general agency, we have been able to create and support a much larger premium base and insurance company infrastructure than otherwise would have been possible given TICNY's pre-initial public offering ("IPO") surplus base. In addition, TRM earns fee revenues by providing claims administration and reinsurance intermediary services to its issuing companies and to other insurance companies.

     On October 20, 2004, the Company sold 13,000,000 shares in its IPO at $8.50 per share. On the same date, the Company also effected a concurrent private placement of 500,000 shares of its common stock to an affiliate of Friedman, Billings, Ramsey & Co., Inc., the lead underwriter for the Company's IPO, at a price of $8.50 per share. On November 10, 2004 the underwriters exercised their 30-day over-allotment option after the Company's IPO. Pursuant to this exercise, the underwriters purchased 629,007 additional shares of common stock from the Company and 1,320,993 shares of common stock from selling shareholders. The Company received net cash proceeds of $107,845,000 from the offering and concurrent private placement after the underwriting discounts, commissions and offering expenses.

COMPETITIVE STRENGTHS
     We believe that our competitive strengths position us to continue to expand our business profitably. These strengths include:

     o PROVEN PRODUCT DEVELOPMENT AND MARKETING EXPERTISE. We have accomplished profitable growth by developing and expanding our product line offering over time. Throughout our history, we have successfully developed and positioned several commercial lines products that provide property, liability, workers' compensation and auto insurance and personal lines products such as homeowner's policies in response to specific insurance needs in targeted market segments.

     o OPPORTUNISTIC UNDERWRITING AND CAPITAL ALLOCATION. We target market segments that we identify as underserved by other insurance companies and allocate our capital and other resources opportunistically among various market segments in response to changing market conditions. In the five years ended December 31, 2004, TICNY's average net combined ratio was 79.5%, and its average gross combined ratio over the same period was 91.8%.

     o COST-EFFECTIVE UNDERWRITING AND PROCESSING CAPABILITY. We believe our systems and technology have resulted in a cost-effective underwriting and processing capability that enables us to efficiently underwrite a large number of small policies in urban areas such as New York City, providing a competitive advantage over other insurance companies lacking this capability. Despite the operational challenges of underwriting and processing these policies, TICNY's gross underwriting expense ratio was 31.0% in 2004.

     o GENERATION OF COMMISSION AND FEE REVENUE. Our use of reinsurance enables us to generate reinsurance ceding commission income on premiums that we cede to our reinsurers, while access to issuing companies through our managing general agency has expanded our capacity to underwrite and produce premiums on which we earn fee income. This strategy has enabled us to augment our return on equity. Our return on average equity was 23.7% in 2004 and averaged 31.8% for the five years ended December 31, 2004. The lower return on average equity in 2004 resulted from the significant increase in average shareholders' equity as the IPO was completed in the fourth quarter.

     o CLAIMS AND LEGAL DEFENSE APPROACH. Our claims staff and in-house attorneys handle all of our claims and the majority of our lawsuits internally. This enables us to maintain a high level of service to our property policyholders and reduce the cost of claims to our casualty policyholders by vigorously defending non-meritorious and frivolous claims.

     o PROVEN LEADERSHIP AND EXPERIENCED MANAGEMENT. Our senior management team members have an average of over 20 years of insurance industry experience. Michael H. Lee, our Chairman of the Board, President and Chief Executive Officer, was a founder of the company in 1990 and has an extensive knowledge and understanding of our business, having played a key role in building several aspects of our operations, including underwriting, finance, claims and systems.

STRATEGY
     The business model that we have developed in the 14 years since we began our operations has allowed us to succeed despite a limited pre-IPO capital base. This model has enabled us to support a much larger premium base and create an insurance company infrastructure otherwise not possible, ultimately leading to the present stage of our development. With the infusion of the proceeds from our IPO and the concurrent private placement in October 2004, we increased the statutory surplus in our insurance company and are pursuing continued profitable growth through the following strategies:

     o REDUCING OUR DEPENDENCE ON REINSURANCE AND OTHER INSURANCE COMPANIES. The additional capital from the IPO and the concurrent private placement has allowed us to retain a greater percentage of our premium writings and thereby reduce our use of quota share reinsurance in our insurance company. It has also provided us with greater flexibility to selectively retain a larger portion of the business previously placed with other insurance companies while continuing to utilize TRM to generate commissions on premiums placed with other insurance companies and non-risk bearing, service income. Depending on our capital and changing quota share reinsurance market conditions, we may ultimately eliminate our use of quota share reinsurance.

     o IMPROVING OUR RATING TO ATTRACT CUSTOMERS IN OTHER MARKET SEGMENTS. As a result of the infusion of $98.0 million of the proceeds of the IPO and concurrent private placement into our insurance company operation, on October 26, 2004, TICNY received a rating upgrade from A.M. Best to "A-" (Excellent) from "B++" (Very Good). Our A.M. Best rating reflects A.M. Best's opinion of TICNY's financial strength and is not an evaluation directed to investors in our common stock nor a recommendation to buy, sell or hold our common stock. Ratings are an increasingly important factor in establishing the competitive position of insurance companies. There is no guarantee that TICNY will maintain the improved rating. An increase in rating positions us to write policies in rating-sensitive market segments that TICNY was not previously able to access, especially policies written by TRM's issuing companies. This rating increase should also enable TICNY to reinsure other insurance companies, including TRM's issuing companies, and assume a greater portion of profitable reinsurance business. By writing these larger policies that TRM currently produces, TICNY also will be able to lower its expense ratio since these larger policies entail lower direct commission expense (13.9% in 2004 for TRM's business compared with 16.7% for TICNY's business) as well as lower underwriting cost relative to the premium per policy.

     o EXPANDING TERRITORIALLY. Our insurance company subsidiary is presently licensed in New York State. We believe that the insurance products and services that we currently offer carry strong market demand beyond our current core market of New York City and the adjacent areas of New York State to areas of upstate New York and the surrounding states in the Northeast. In January 2005, we entered into a stock purchase agreement to acquire North American Lumber Insurance Company ("NALIC"), a shell company with active licenses in the following nine states: New Jersey, Connecticut, Massachusetts, Rhode Island, Vermont, Maryland, Delaware, South Carolina and Wisconsin. While there is no guarantee this transaction will close, in the event it does, this acquisition will allow us to continue executing our plan to expand territorially first in New Jersey after the close of the transaction, followed by expansion into other states. We also expect to make similar shell acquisitions in the future in order to offer products in various market segments in the same territory. In addition, we recently formed a Program Underwriting Unit to expand on our regional distribution approach and allow us greater access to established, highly focused and narrowly defined books of business with which we are familiar but which are typically distributed over a broader geographical area. This program capability should enable us to add greater value to our extensive network of wholesale and retail agents by developing new program opportunities for classes of businesses which we do not currently underwrite or in which we have limited market penetration. See "Shell Acquisition" below.

     o ACQUIRING BOOKS OF BUSINESS. We intend to continue to acquire books of business that fit our underwriting competencies from competitors, managing agents and other producers. In September 2004, the Company entered into a Commercial Renewal Rights Agreement with OneBeacon Insurance Group LLC and some of its insurance company subsidiaries pursuant to which we have acquired OneBeacon's rights to seek to renew a block of commercial lines insurance policies in New York State. See "OneBeacon Renewal Rights Transaction" below.

     o EXPANDING NON-RISK-BEARING FEE-GENERATING SERVICES. We plan to continue to generate commission and fee income through our insurance services operation by offering managing general underwriting, reinsurance intermediary and claims administration services.

     o CONTINUING IMPLEMENTATION OF TECHNOLOGICAL IMPROVEMENTS. We plan to continue our implementation of technology-based initiatives such as WebPlus, our web-based platform for quoting and capturing policy submissions from our agents, in order to improve customer service and further lower our underwriting expense ratio.

ONEBEACON RENEWAL RIGHTS TRANSACTION
     In September 2004, we entered into a Commercial Renewal Rights Agreement with OneBeacon Insurance Group LLC ("OneBeacon") and some of its insurance company subsidiaries pursuant to which we have acquired OneBeacon's rights to seek to renew a block of commercial lines insurance policies in New York State. The subject policies consist of commercial multiple-peril, workers compensation, commercial umbrella, commercial inland marine, commercial auto, fire and allied lines and general liability coverages and generated more than $100 million in gross written premiums for OneBeacon in 2003.

     Under the terms of the agreement, we did not acquire any in-force business or historical liabilities associated with the policies. In addition, we are not obligated to renew any particular policies, but are free to seek to renew those policies that meet our underwriting guidelines and on which we can charge a satisfactory premium. The agents who produced the subject policies for OneBeacon generally control the renewals; they are not obligated to produce the renewals for us and can direct the renewals to other carriers if they choose. We have appointed over 280 agencies located throughout New York State who have been producing this business for OneBeacon. Based upon our initial review of the subject policies and our current underwriting guidelines, we are seeking to renew policies generating approximately $30 million to $40 million in annual gross written premiums for the twelve months commencing December 1, 2004, but there is no guarantee that we will be able to write any particular level of renewals. Our estimate may change depending on agents' behavior and as we learn more about the subject policies and apply our underwriting and pricing guidelines to policies that are up for renewal.

     We have agreed to pay OneBeacon a commission on the policies we renew, in an amount equal to 5% of the direct premiums written resulting from our renewal of any subject policies in the first year, 4% in the second year and 1% in the third year, with no payments due after the third year. However, we are obligated to pay OneBeacon a minimum commission of $2 million for policies we renew in the first year, $2 million in the second year and $1 million in the third year. We have posted letters of credit with OneBeacon to secure our minimum commission obligations. OneBeacon has agreed not to compete with us until December 2006 in writing the policies that are subject to the agreement.

     We determined that two intangible assets were acquired in this transaction: renewal rights and valuable agent contractual relationships with 280 new agents, both of which were determined to be intangible assets with a finite useful life. The renewal rights were recorded at $1,250,000 and will be amortized over ten years in proportion to anticipated renewal premiums to be written during this time period. The new agent contractual relationships have been recorded at $3,750,000 and will be amortized over twenty years on a straight-line basis.

SHELL ACQUISITION
     In January 2005, we entered into a stock purchase agreement to acquire North American Lumber Insurance Company ("NALIC"), a shell company with active licenses in the following nine states: New Jersey, Connecticut, Massachusetts, Rhode Island, Vermont, Maryland, Delaware, South Carolina and Wisconsin. NALIC will be initially capitalized with part of the $26.0 million raised through two offerings of trust preferred securities in December 2004. According to the terms of the agreement, all liabilities and assets of NALIC (which will be renamed) will be transferred to a liquidating trust prior to closing with the exception of its charter and insurance licenses. The transaction has received court approval in Massachusetts and is expected to close in March or April 2005.

INDUSTRY BACKGROUND
     Property and casualty insurance provides protection to insured parties from damage to property (for example, damage to a building and its contents from fire) and from claims by third parties (for example, injuries suffered by a person on insured premises or as a result of actions or omissions by the insured or its agents) arising from specified events. Property and casualty insurance can be broadly classified into commercial lines, in which insurance is provided to business enterprises, and personal lines, in which insurance is provided to individuals.

     The property and casualty insurance business has historically been subject to cyclical fluctuations in pricing and availability of property and casualty insurance. "Soft" markets are characterized by excess capital and underwriting capacity, as well as pricing and policy terms and conditions generally being less favorable to insurers, resulting in intense premium rate competition, an erosion of underwriting discipline and poor operating performance. This market condition is eventually followed by a period of diminished underwriting capacity and greater underwriting discipline with insurance companies exiting unprofitable areas of business and/or increasing their premium rates in order to improve operating performance. This phase of the cycle is generally referred to as a "hard" market.

     Since we began operations in 1990 and continuing into 2000, the property and casualty industry experienced a prolonged soft market characterized by excess capacity as well as undisciplined underwriting. During this period, many primary insurance companies and reinsurers lowered their rates, increased coverage, increased commission rates paid and relaxed their underwriting standards in order to compete for business.

     We first began to notice the beginning of a hard market in late 2000, when reinsurers began non-renewing unprofitable business, charging significantly higher excess reinsurance rates and reducing ceding commissions paid on quota share reinsurance business. The changes in the reinsurance market that began in late 2000 were followed immediately by changes in the primary insurance market in 2001, with many insurance companies and managing general agencies increasing their rates, limiting policy terms and conditions and reducing commissions paid to their producers. The September 11, 2001 terrorist attacks provided the property and casualty industry with its single largest loss in its history, estimated by A.M. Best to be between $30 and $40 billion. Despite our geographical focus in New York City and the significant industry loss, our gross and net losses from this catastrophe were limited to $1.2 million and $0.4 million, respectively. See "Item 1.--Underwriting" for further details. The substantial loss of insurance and reinsurance capacity caused by these attacks and by the downturn in global equity markets triggered an acceleration of the rate increases and tightening of policy terms and conditions that began in late 2000. The industry combined ratio was 100.1% in 2003 and is estimated by A.M. Best to decline to 97.6% in 2004 as a consequence of the compounded effects of annual rate increases and tighter policy terms. However, beginning in the latter half of 2004, the rates for property and casualty insurance products began to moderate, and for certain products, rates began to decrease due to an increased level of competition. A.M. Best estimates that industry wide growth in net premiums written in the homeowner's line slowed in 2003 and 2004, and is expected to slow further in 2005, while industry wide net premiums written in commercial lines grew significantly less in 2004 than in 2003 and are projected to decline slightly in 2005. These changes may signal the start of a "soft market" cycle that could restrict or diminish our ability to obtain rate increases as in the recent past. We cannot predict with any certainty the direction the market will take during 2005 or thereafter. See "Item 1.-Risks Related to Our Industry" and "Item 7.- Marketplace Conditions and Trends" for further discussion on market conditions.

BUSINESS SEGMENTS
     We operate in three business segments:

     o Insurance. In our insurance segment, TICNY provides commercial lines policies to businesses and personal lines policies to individuals in New York State. TICNY's commercial lines products include commercial multiple-peril, monoline general liability, commercial umbrella, monoline property, workers' compensation and commercial automobile policies. Its personal lines products consist of homeowners, dwelling and other liability policies. See "Item 1.-Insurance Segment Products".

     o Reinsurance. In our reinsurance segment, TICNY accepts or assumes reinsurance directly from TRM's issuing companies or indirectly from reinsurers that provide reinsurance coverage directly to these issuing companies. As a reinsurer, TICNY assumes a modest amount of the risk on the premiums that TRM produces. While this reinsurance business historically has not been profitable, the commission income generated by TRM on the production of this business has exceeded any underwriting losses from the reinsurance assumed on this business. See "Item 1.-Insurance Services Segment Products and Services".

     o Insurance Services. In our insurance services segment, TRM, as a managing general agency, generates commission income by producing premiums on behalf of its issuing companies and generates fees by providing claims administration and reinsurance intermediary services. TRM does not assume any risk on business produced by it. All of the risk is written by the issuing companies and ceded to a variety of reinsurers pursuant to reinsurance programs arranged by TRM working with outside reinsurance intermediaries. Placing risks through TRM's issuing companies allowed us to underwrite larger policies and gain exposure to market segments unavailable to TICNY due to rating, financial size or geographical licensing limitations, or other factors. Through its issuing companies, TRM produces commercial package, monoline general liability, monoline property, commercial automobile and commercial umbrella products. See "Item 1.-Insurance Services Segment Products and Services".

     Prior to our IPO, TICNY's limited capital, rating and licensing constrained its ability to write and retain large premium volume. Consequently, TICNY made extensive use of quota share reinsurance to manage the level of risk it retains in relation to its capital. In 1995, we formed TRM in order to produce business for other insurance companies that TICNY was precluded from writing due to TICNY's limited capital, rating and licensing. TRM also enabled us to earn fee revenue and to lower our underwriting expense ratio by creating economies of scale and sharing some of the cost of developing and maintaining a full insurance infrastructure. In order for us to obtain reinsurance for TRM's issuing companies, the reinsurers often require TICNY to assume reinsurance premiums directly from TRM's issuing companies or from reinsurers that reinsure the premiums written by these companies.

     The following table summarizes the focus of our three segments:

                             INSURANCE (TICNY)               REINSURANCE (TICNY)              INSURANCE SERVICES (TRM)
                             -----------------------         -------------------------        ------------------------

                             RISK BEARING                    RISK BEARING                     NON-RISK BEARING

PREMIUM SIZE                 Small (under $25,000            TICNY assumes a modest           Small (under $25,000
                             premium per policy)             portion of the premiums          premium per policy)
                                                             written by TRM's issuing         Medium ($25,000 to
                                                             companies on all business        $100,000 premium per
                                                             produced by TRM.                 policy)

                                                                                              Large (over $100,000 per
                                                                                              policy)

PRICING TIER                 Standard and Non-Standard                                        Preferred, Standard and
                                                                                              Non-Standard

EMPHASIZED CLASSES OF        Retail and wholesale stores,                                     Residential and
   BUSINESS                  grocery stores, restaurants,                                     commercial buildings
                             artisan contractors, apartment
                             buildings
                             Homeowners, dwelling and
                             other non-auto related
                             personal lines products

TERRITORY                    New York State                                                   New York, New Jersey,
                                                                                              Pennsylvania and
                                                                                              incidental locations
                                                                                              throughout the country,
                                                                                              but primarily in the
                                                                                              Northeast

COVERAGES                    Businessowners Policy                                            Commercial Package Policy
                             Commercial Package Policy                                        Monoline Commercial
                             Monoline Commercial                                                 Property
                             Property                                                         Monoline General Liability
                             Monoline General Liability                                       Commercial Auto
                             Commercial Umbrella
                             Commercial Auto
                             Workers' Compensation
                             Homeowners and Dwelling

SERVICES                                                                                      Reinsurance intermediary
                                                                                              Claims administration

     INSURANCE SEGMENT PRODUCTS
     In our insurance segment, TICNY offers a broad array of commercial and personal lines products. Our insurance segment products currently target low severity, low frequency risks with an overall average annual premium in 2004 of $3,091 per policy for commercial lines and $899 per policy for personal lines. Typically, the liability coverage on these classes of business is not exposed to long-tailed (i.e., many years may pass before claims are reported or settled), complex or contingent risks, such as products liability, asbestos or environmental claims. These risks are located in New York City and the adjacent areas of New York State, a market that we feel, in our lines of business, level of risk and premium size, has historically been overlooked by regional and national insurance companies. With the OneBeacon renewal rights agreement, TICNY is expanding its marketing territory to other areas of New York State, including Long Island, the Hudson River Valley and Western New York. However, TICNY is maintaining a targeted approach to underwriting, focusing on underserved markets that we believe will permit us to achieve favorable premium rates.

     The following table shows our gross premiums earned and loss ratio for the insurance segment's products for the years ended December 31, 2004 and December 31, 2003.



                                             YEAR ENDED DECEMBER 31, 2004      YEAR ENDED DECEMBER 31, 2003
                                                GROSS            GROSS            GROSS            GROSS
                                              PREMIUMS           LOSS           PREMIUMS           LOSS
                                               EARNED            RATIO           EARNED            RATIO
                                           ---------------   ------------      --------------  ------------
                                                                    ($ in thousands)
       Commercial multiple-peril             $ 77,917          63.1%          $ 55,015            58.4%
       Other liability                          7,525          55.5%             5,728            60.8%
       Workers compensation                    14,101          61.8%            12,133            50.6%
       Commercial auto                         10,432          31.7%             8,133            65.4%
       Homeowners                              34,526          45.6%            33,809            67.3%
       Fire and allied lines                    6,709          55.2%             5,723            61.4%
                                             --------          ----           --------            ----
       ALL LINES                             $151,210          56.1%          $120,541            60.9%
                                             ========          ====           ========            ====

     Commercial Multiple-peril. Our commercial multiple-peril products include commercial package policies, businessowners policies and landlord package policies. Our commercial package policies provide property and casualty coverages and focus on classes of business such as retail and wholesale stores, grocery stores, restaurants and residential and commercial buildings. We have written commercial package policies since TICNY commenced operations in 1990. Our businessowners policies provide property and liability coverages to small businesses. We introduced this product in 1997 to provide broader built-in coverages for businesses in the standard and preferred pricing tiers at lower rates than on commercial package policies. Our landlord package policy provides property and casualty coverage for three- and four-family dwellings with a maximum coverage limit of $700,000. As of December 31, 2004, approximately 32,126 commercial multiple-peril products were in place, including 16,746 commercial package policies and 11,477 landlord package policies and 3,903 businessowners policies.

     Other Liability. We offer other liability products in personal and commercial lines. Our commercial products are comprised of monoline commercial general liability and commercial umbrella policies. We write commercial general liability policies for risks that do not have property exposure or whose property exposure is insured elsewhere. Primarily, we target residential and commercial buildings, as well as artisan contractors for monoline general liability. Our commercial umbrella policy, introduced in 2002, provides additional liability coverage with limits of $1,000,000 to $5,000,000 to policyholders who insure their primary general liability exposure with TICNY through a business owners, commercial package policy, or commercial general liability policy. We have the ability to offer limits of up to $10,000,000 with facultative reinsurance. As of December 31, 2004, approximately 1,023 monoline commercial general liability policies and 476 commercial umbrella policies were in force. We also write monoline personal liability policies as an addition to our dwelling fire policies. In addition, we acquired the renewal rights to a block of comprehensive personal liability policies in the Empire renewal rights transaction, but we are not currently issuing new comprehensive personal liability policies. As of December 31, 2004, TICNY had approximately 1,636 comprehensive personal liability policies in force. We also write personal lines excess liability or umbrella policies covering personal liability in excess of the amounts covered under our homeowners and dwelling policies. We offer this policy with a $1,000,000 limit. We do not market excess liability policies to individuals unless we also write the underlying homeowner's policy. Further, the excess liability is usually handled as an endorsement to the homeowner's policy.

     Workers' Compensation. We introduced our workers' compensation product in 1995. Our underwriting focus is on businesses such as restaurants, retail stores, offices, and clothing manufacturers that generally have a lower potential for severe injuries to workers from exposure to dangerous machines, elevated worksites and occupational diseases. This product is currently offered on a guaranteed cost basis at the rates published by the New York State Workers' Compensation Bureau. As of December 31, 2004, we had approximately 5,904 workers' compensation policies in force.

     Commercial Automobile. Our commercial automobile product focuses on non-fleet business such as contractor and wholesale food delivery vehicles. We underwrite primarily medium and lightweight trucks (under 30,000 lbs. gross vehicular weight). Historically unprofitable accounts for this segment of the insurance industry such as livery, trucking for hire or long-haul trucking operations are presently excluded under our underwriting guidelines. We commenced writing commercial automobile business in 1998. As of December 31, 2004, approximately 1,032 commercial automobile policies were in force.

     Homeowners. Our homeowner's policy is a multiple-peril policy providing property and liability coverages for one- and two-family owner-occupied residences. While we are expanding our marketing territories throughout New York State, the homes we currently insure are located predominantly in the greater New York City area. We market both a standard and preferred homeowner's product. As of December 31, 2004, TICNY had approximately 38,237 homeowner's policies in force.

     Fire and Allied Lines. Our fire and allied lines policies consist of dwelling policies and monoline commercial property policies. Our dwelling product targets owner- occupied dwellings of no more than two families. The dwelling policy provides optional coverages for personal property and can be combined with an optional endorsement for liability insurance. This provides an alternative to the homeowner's policy for the personal lines customer. As of December 31, 2004, TICNY had approximately 13,724 dwelling policies in force. We also write monoline commercial property policies for insureds that do not meet our underwriting criteria for the liability portion of our commercial package policies. The classes of business are the same as those utilized for commercial package property risks. Generally, the rates charged on these policies are higher than those for the same property exposure written on a commercial package policy. As of December 31, 2004, approximately 84 monoline commercial property policies were in force.

     REINSURANCE SEGMENT PRODUCTS
     In order for TRM to obtain reinsurance support for the business it produces for its issuing companies, TICNY is often required to assume a limited amount of reinsurance on this business from the issuing companies or the issuing companies' reinsurers. By assuming risk, we align our interests with the issuing companies and their reinsurers. While this assumed business has historically been unprofitable, the direct commission income generated by TRM has historically offset assumed losses. In 2004, TICNY assumed 3% of the business produced by TRM, with gross written premiums assumed of $1.6 million, representing 0.9% of TICNY's total gross premiums written and 2.9% of its net premiums earned.

     The profitability of the underlying assumed business improved in 2003 due to re-underwriting and pricing increases that began in 2001. Prior to 2001, assumed business was reinsured on a quota share basis, which required TICNY to reinsure TRM's business on a proportional basis on any losses incurred up to a certain limit of loss. For a part of 2001 and all of 2002, 2003 and 2004 TICNY reinsured the assumed business on an excess of loss basis, which required TICNY to assume losses in excess of specified loss ratio amounts as described in more detail below. In addition to the change in the assumed reinsurance structure, we also secured reinsurance protection on this assumed business by including this business in the TICNY quota share reinsurance agreement from 2001 through 2002.

     Assumed Reinsurance Coverage Terms. In 2003, TICNY assumed from State National Insurance Company, Inc. ("State National") and Virginia Surety Company ("Virginia Surety") 100% of their liability above loss ratio caps of 92% for the small business overflow program, 115% for the middle market and 125% for the large lines general liability real estate program. TICNY also provided coverage on a first dollar basis for losses arising out of excluded perils and coverage in excess of certain sub-limits for perils such as terrorism, lead, mold, fungi, and other microbes. Under an aggregate excess of loss retrocession agreement relating to the large lines general liability real estate program, TICNY also assumed from State National's and Virginia Surety's quota share reinsurer, PXRE Reinsurance Company ("PXRE"), varying amounts of ultimate net loss based on amounts of subject net premiums earned. With respect to Virginia Surety, the large lines general liability real estate program began on August 1, 2003 and expired on December 31, 2004, and the middle market program began on December 1, 2003 and expired on November 30, 2004. Therefore, the reinsurance terms described above for 2003 were in effect during 2004.

     In 2004, TICNY assumed from State National 100% of the liability above the loss ratio caps under the 2004 State National Combined Quota Share Reinsurance Agreement. These loss ratio caps were 95% for the small business overflow program, 115% for the middle market program and 125% for the large lines general liability real estate program. TICNY also assumed from State National the liability for losses not covered under the original quota share reinsurance treaties between State National and its other reinsurers. Pursuant to an aggregate excess of loss reinsurance agreement, TICNY also assumed from two of State National's quota share reinsurers 12.5% of losses in excess of a loss ratio of 75% up to 115% under the middle market program and 12.5% of losses in excess of a loss ratio of 60% up to 125% for the large lines general liability real estate program.

     With respect to Virginia Surety, TICNY also assumed 100% of the liability above the loss ratio caps under the 2004 Multiple Lines Quota Share Reinsurance Agreement. These loss ratio caps were 95% for the small business program, 115% for the middle market program and 125% for the large lines general liability real estate program. TICNY also assumed from Virginia Surety the liability for losses not covered under the original quota share reinsurance treaties between Virginia Surety and its other reinsurers. Pursuant to an aggregate excess of loss reinsurance agreement, TICNY also assumed from the two Virginia Surety's quota share reinsurers 10.25% of losses in excess of a loss ratio of 68% under the small market program, 15.25% of losses in excess of a loss ratio of 68% under the middle market program and 19% of losses in excess of a loss ratio of 63% for the large lines general liability real estate program. The Virginia Surety Multiple Lines Quota Share Reinsurance agreement began on December 1, 2004 and will expire on December 31, 2005.

     INSURANCE SERVICES SEGMENT PRODUCTS AND SERVICES
     TRM provides non-risk bearing managing general agency, reinsurance intermediary and claims administration services that generate commission and fee income for us. TRM also provides us with additional market capability to produce business in other states, product lines and pricing tiers that TICNY cannot currently access. TRM produces this business on behalf of its issuing companies, which have higher ratings, greater financial resources and more licenses than TICNY.

     TRM provides underwriting, claims administration and reinsurance intermediary services to its issuing companies by utilizing TICNY's staff, facilities and insurance knowledge and skills. All of the business produced by TRM for its issuing companies is ceded to reinsurers. TRM earns a commission, equal to a specified percentage of ceded net premiums written, which is deducted from the premiums paid to the issuing insurance companies. TRM's commission rate varies from year to year depending on the loss experience of the business produced by TRM. The commission rate in 2004 was 21.6%. TRM also performs claims administration services on behalf of other insurance companies, including companies for which TRM produced business in the past, but as to which it may no longer act as an underwriting agent.

     While TICNY has incurred underwriting losses from its assumed premiums to support TRM's business, these losses were based upon assumed premiums that represented only 3% of the total premiums produced by TRM on behalf of TRM's issuing companies in 2004. TRM, as a managing general agency, however, generated commissions on all of the premiums produced. As result, TRM has contributed to both the profitability and the growth of our organization while at the same time reducing TICNY's underwriting expense ratio through economies of scale and the sharing of TICNY's operating costs. As consideration for the use of TICNY's staff, equipment and facilities, TRM reimburses a portion of TICNY's underwriting expenses through an expense sharing agreement. These reimbursements were $3.0 million, $2.2 million and $1.6 million in 2004, 2003 and 2002, respectively, representing 13.2%, 13.7% and 14.3%, respectively, of TICNY's total other underwriting expenses in those years. TRM also reimburses TICNY for the use of TICNY's claims and legal defense staff based upon the hourly billing rates charged by TRM to its issuing companies. These reimbursements were $4.0 million, $3.6 million and $4.4 million in 2004, 2003 and 2002, respectively, representing 4.8%, 4.9% and 8.0%, respectively, of TICNY's gross loss and loss adjustment expenses in those periods. In addition to lowering TICNY's underwriting expenses through expense reimbursement, TRM also contributes the balance of its revenues after these expense reimbursements to our overall pre-tax income. Those contributions were $2.0 million, $1.5 million and $3.0 million in 2004, 2003 and 2002, respectively.

     In 2004 and 2003 TRM underwrote business on behalf of Virginia Surety and State National. Virginia Surety is rated "A-" (Excellent) and State National is rated "A" (Excellent) by A.M. Best. Virginia Surety and State National are each licensed in all 50 states and the District of Columbia. Virginia Surety and State National are expected to be TRM's issuing companies in 2005.

     TRM's business is primarily sourced through wholesale and retail brokers. See "Item 1.-Product Development and Marketing Strategy-Distribution" for further detail on our producers. The business TRM writes for its issuing companies is reinsured 100% to various reinsurers in addition to TICNY, including Tokio Millennium Re Ltd., Hannover Reinsurance (Ireland) Ltd. and E+S Reinsurance (Ireland) Ltd.. TRM acts as a reinsurance intermediary for its issuing companies and arranges for all of the reinsurance ceded. For 2004, all of the reinsurers providing reinsurance for TRM's issuing companies are rated "A-" (Excellent) or better by A.M. Best. After A.M. Best downgraded the rating of Converium Reinsurance (North America) Inc. to "B-" (Fair) and that company was placed into runoff by its parent company in September 2004, Converium's participation under our quota share treaty was novated to Tokio Millenium Re Ltd., Hannover Reinsurance (Ireland) Ltd. and E+S Reinsurance (Ireland) Ltd. effective January 1, 2004. See "Item 1.-Reinsurance-2004 Reinsurance Program" for further detail.

     Managing General Agency
     TRM produces business for its issuing companies through various programs, as follows:

     TRM Small Business Overflow Program. TRM's small business overflow program, created in 2003, provides additional capacity and the ability to write risks outside of New York for commercial lines products of the kind written by TICNY (other than workers' compensation and landlord package policies), generating annual premiums per policy of less than $25,000. All the rates, forms and underwriting guidelines for this program are identical to those used by TICNY.

     TRM Middle Market Program. TRM's middle market program enables us to access commercial lines business for the same classifications of risk written by TICNY, but having annual premiums per policy in excess of $25,000. The middle market program also enables us to serve accounts that require a larger insurer than TICNY or are located outside of New York. For risks that would otherwise qualify for a commercial package policy, this program can offer monoline property or general liability coverages where one of the coverage parts does not qualify due to overly competitive pricing, lack of capacity, insufficient underwriting expertise or a restricted underwriting classification.

     This program focuses on mercantile, residential and commercial building risks and offers property limits up to $30.0 million per location. Most of the business is located in New York City, with some accounts in other areas of New York State and New Jersey. Prior to 2001, the premium rates for the middle market program were significantly lower than the rates offered by TICNY. Beginning in 2001, the rates in this program were significantly increased, and in 2004 they were not substantially different from those offered by TICNY.

     TRM Large Lines General Liability Real Estate Program. This program, which we began in 1996, provides monoline general liability policies for mercantile, residential and commercial building risks primarily in New York City, generating annual general liability premiums in excess of $100,000. From 2001 through 2003, premium rates increased significantly on a cumulative basis from 2000 levels and we re-underwrote this program. While the rate levels stabilized in 2004, we continued to obtain modest premium changes.

     TRM Claims Service
     TRM's claims service division provides complete claims adjusting and litigation management service for all commercial and personal property and casualty lines of business to TRM's issuing insurance companies, reinsurers and self-insureds. TRM presently bills its claims administration cost as a value added service to its issuing companies and is reimbursed by the issuing companies for the amounts billed. The fees earned by TRM help offset the total expenses incurred by TICNY's claims staff and allow TICNY to maintain a larger claims infrastructure than it would otherwise be able to support with its own premium base. The amount of claims administration fees reimbursed by the issuing companies was $4.0 million in 2004, $3.6 million in 2003 and $4.4 million in 2002.

     In addition, TRM generates fees for a profit by providing claims administration, audit and consulting services to self-insureds and other insurance companies. While TRM has not actively marketed its claims service division, its reputation in claims administration and litigation management has brought several opportunities to act as a third-party claims administrator. For this reason, we plan to expand our claims administration services for profit in the future.

     Tower Risk Reinsurance Intermediary Services
     TRM's reinsurance intermediary services division provides reinsurance intermediary services to TICNY and to TRM's issuing companies. Its revenue is derived from a fee sharing agreement with an outside reinsurance intermediary on the premium ceded to various reinsurers that reinsure TICNY and TRM's issuing companies. Its revenue for performing these services was $0.7 million in 2004, $1.1 million in 2003 and $3.2 million in 2002. Revenue in 2002 was higher due to additional intermediary fees that we negotiated in that year in lieu of commission for placing reinsurance on behalf of TICNY and TRM's issuing companies.

PRODUCT DEVELOPMENT AND MARKETING STRATEGY
     We believe that many insurance companies develop and market their products based on an underwriting focused approach in which they define products based upon their underwriting guidelines and subsequently market those products to producers whose needs fit within the bounds of their underwriting criteria. Conversely, while we are a disciplined underwriting organization, our product development and marketing strategy is to first identify needed products and services from our producers and then to develop profitable products in response to those needs. After positioning our products in this manner, we focus on developing underwriting guidelines that enable us to make an underwriting profit. This approach has allowed our organization to gain the reputation of being responsive to market needs with a highly service oriented approach to our producer base.

     When we first began operations in 1990, our producers confirmed the need for us to underwrite small commercial risks, such as apartment buildings, restaurants and retail stores in urban areas such as New York City that other insurance companies avoided due to a perceived lack of underwriting profitability. In response to this need, we developed commercial package policies that provided limited property and liability coverage customized to meet the needs of this nonstandard market segment, as well as underwriting and claims approaches that enabled us to achieve underwriting profitability. Since then, we have continued to develop other commercial lines products such as business owners, workers' compensation and commercial automobile policies, and introduced personal lines products such as homeowners and dwelling policies, to respond to the needs of our customers in other nonstandard segments as well as customers in the preferred and standard market segments where we generally offer lower rates and broader coverages for risks that we perceive to have more desirable underwriting characteristics.

     With the development of our broad product line offering, we have been able to access markets with significant premium volume and opportunity for market penetration. We have increased our market share in each of these lines of business. We have been able to achieve profitable premium growth by keeping our annual premium volume objectives in the various lines of business low relative to the overall size of the market in those lines. This approach allows us to remain selective in our underwriting and to avoid sacrificing profitability for the sake of volume.

     In marketing our products, we segment the market based upon industry, location, pricing tiers and premium size. For commercial lines products, we have generally focused on specific classes of business in the real estate, retail, wholesale and service industries such as retail and wholesale stores, residential and commercial buildings, restaurants and artisan contractors. We target these underserved classes of business because we believe that they are less complex, have reduced potential for loss severity and can be easily screened and verified through physical or telephonic inspection.

     We also have historically targeted risks located in urban areas such as New York City that require special underwriting expertise and have generally been avoided by other insurance companies. We have had success targeting markets in geographical areas outside of New York City by focusing on classes of business such as residential real estate buildings that other companies have avoided.

     We have also expanded our product offering to various lines of business within the preferred, standard and non-standard pricing segments. Within the preferred, standard or non-standard market segment, we first develop different pricing, coverages and underwriting guidelines. For example, the pricing for the preferred risk segment is generally the lowest, followed by the standard and non-standard risk segments. The underwriting guidelines are correspondingly stricter for preferred risks in order to justify the lower premium rates charged for these risks. Underwriting standards become progressively less restrictive for standard and non-standard risks.

     In addition to segmenting our products by industry, location and pricing tiers, we further classify our products into the following premium size segments under $25,000 (small), $25,000 to $100,000 (medium) and over $100,000 (large).
We have historically had more success in the small premium size segment due to our focus on reducing our underwriting expenses by realizing economies of scale, utilizing technology and developing efficient business processes. We believe that due to the higher cost of underwriting small policies, other insurance companies have not been able to price competitively in this premium size segment. Our expense advantage has allowed us to maintain adequate rates through industry cycles. With improved market conditions in recent years, we have seen adequate pricing in the medium and large premium size segments as reflected by improved underwriting performance by TRM, which has focused on these premium size segments.

     Each year, we analyze various market segments and deliver products for each line of business in those segments that present the best opportunity to earn an underwriting profit based on the prevailing market conditions. As a result, the segments on which we focus will vary from year to year as market conditions change. We expand our product offerings in segments where we believe that we have established the appropriate price, coverage and commission rate to generate the desired underwriting profit. Conversely, we aim to reduce our product offerings in market segments where competition has reduced opportunities for us to earn an underwriting profit.

     With the financial strength upgrade to "A-" (Excellent) we believe we are positioned to expand our insurance product offering and marketing capability to write policies generating premiums in excess of $25,000 within the preferred tier. Prior to the upgrade, these risks were written only through TRM's issuing companies. In addition, we believe we will be able to write preferred risks with higher property limits than we have been able to write in TICNY prior to the upgrade to an "A-" (Excellent) as well as products in other market segments. There is no guarantee that TICNY will maintain the improved rating.

     DISTRIBUTION
     We generate business through independent wholesale and retail agents and brokers who we refer to collectively as producers. These producers sell policies for us as well as for other insurance companies. Prior to the renewal rights agreement with OneBeacon, we had approximately 300 producers appointed to generate new business. We also had approximately 400 producers who are authorized to place only renewals of the business that we acquired in the Empire renewal rights transaction in 2001. With the acquisition of the OneBeacon business, we established agency agreements with an additional 280 agents throughout New York State.

     Approximately 49% of the total of TICNY's gross premiums written and premiums produced by TRM on behalf of its issuing companies in 2004 were derived from our top 10 producers. In 2004, Morstan General Agency, Davis Agency Inc., CRC Insurance and Simon Agency, Inc. produced 14%, 7%, 7% and 5%, respectively, of the total of TICNY's gross premiums written and premiums produced by TRM on behalf of its issuing companies. No other producer was responsible for more than 5% of TICNY's gross premiums written and premiums produced by TRM for its issuing companies in 2004.

     We carefully select our producers by evaluating several factors such as their need for our products, premium production potential, loss history with other insurance companies that they represent, product and market knowledge and the size of the agency. We generally appoint producers with a total annual premium volume greater than $5,000,000. We expect a new producer to be able to produce at least $250,000 in annual premiums for us during the first year and $500,000 in annual premiums after three years. The newly appointed producers that were part of the OneBeacon transaction are providing access to the expiring OneBeacon renewal policies, as well as producing new business within our established underwriting guidelines and marketing appetite.

     Commissions paid to producers in 2004 for TICNY averaged 16.7% of gross premiums earned. For TRM business, average commissions in 2004 were 13.9%. Our commission schedules are 1 to 1.5 points higher for wholesalers as compared to retailers in recognition of the additional duties that wholesalers perform. Also, TICNY has a profit sharing plan that added less than 1/4% to overall commission rates in 2004.

     Prior to the IPO, we were able to generate as much premium volume as TICNY's surplus would support consistent with its A.M. Best rating. With the additional capital infusion resulting from the IPO we have increased marketing and business development efforts aimed at increasing premium volume in New York City as well as other areas in New York State. This has been directed at the orientation and training of the newly appointed agents. Additionally, with the acquisition of additional state licenses, our focus has increased in developing marketing capabilities and agency relationships in other northeastern states. Currently, our activities are directed toward constructing a producer network in New Jersey. In January 2005 we entered into a stock purchase agreement to acquire North American Lumber Insurance Company, a shell company with active licenses in nine states mostly on the east coast, including New Jersey, Connecticut and various New England states. Additionally on March 1, 2005 we announced the formation of a Programs Underwriting Unit to compliment our regional distribution approach. The Program Underwriting Unit will allow us to gain access to established highly focused and narrowly defined books of business that are distributed over a broader geographical area not accessible through our regional distribution approach. It will also enable us to add greater value to our existing agents by developing new program opportunities for classes of business that we do not currently underwrite or in which we have a limited market penetration.

     To ensure that we obtain profitable business from our producers, we attempt to position ourselves as our producers' primary provider of the products that we offer. We manage the results of our producers through a quarterly review to monitor premium volume and profitability. At the end of each quarter, we produce premium and loss history reports and develop actuarial ultimate accident year factors in order to project the profitability of the producers. We continuously monitor the producers in this manner so we can develop corrective action, if necessary, at any time throughout the year.

UNDERWRITING
     The underwriting strategy for controlling our loss ratio is to seek diversification in our products and an appropriate business mix for any given year, emphasizing profitable lines of business and de-emphasizing unprofitable lines. At the beginning of each year, we establish the target loss ratios for each line of business. We monitor the actual loss ratio throughout the year on a monthly basis. If any line of business fails to meet its target loss ratio, a cross-functional team comprised of personnel from the underwriting teams and the corporate underwriting, actuarial, claims and loss control departments meets to develop a corrective action plan that may involve revising underwriting guidelines, non-renewing unprofitable segments or entire lines of business and/or rate increases.

     During the period of time that a corrective action plan is being implemented with respect to any product line that fails to meet its target loss ratio, premium for that product line is reduced or maintained depending upon its effect on our total loss ratio. To offset the reduction or lack of growth in premium volume for the products that are undergoing corrective action, we seek to expand our premium writings in existing profitable lines of business or add new lines of business with better underwriting profit potential.

     We establish underwriting guidelines for all the products that we underwrite to ensure a uniform approach to risk selection, pricing and risk evaluation among our underwriters and to achieve underwriting profitability. Our underwriting process involves securing an adequate level of underwriting information from our producers, identifying and evaluating risk exposures and then pricing the risks we choose to accept. For certain approved classes of commercial risks and most personal lines policies, we allow our producers to initially bind these risks utilizing rating criteria that we provide to them. Also, our web-based platform WebPlus provides our producers with the capability to submit and receive quotes over the Internet and contains our risk selection and pricing logic, thereby enabling us to streamline our initial submission and screening process. If the individual risk does not meet the initial submission and screening parameters contained within WebPlus, the risk is automatically referred to our assigned underwriter for specific offline review. See "Item 1.-Technology".

     Once a risk is bound by our underwriter or producers, our internal or outside loss control representatives conduct physical inspections of substantially all of the insured premises to validate the information provided by our producers and provide a loss control report to our underwriters to make a final evaluation of the risk. With the exception of a few typically low risk classes of business such as beauty parlors and offices, all of the new risks that are bound are physically inspected or subject to a telephone survey, generally within 60 days from the effective date of the policy. If the inspection reveals that the risk insured under the policy does not meet our established underwriting guidelines, the policy is generally cancelled within the first 60 days from its effective date. If the inspection reveals that the risk meets our established underwriting guidelines but the policy was bound with incorrect rating information, the policy is amended through an endorsement based upon the correct information. We supplement the inspection by using online data sources to further evaluate the building value, claim experience, financial history and catastrophe exposures of the insured. In addition, we specifically tailor coverages to match the insured's exposure and premium requirements. We complete internal file reviews and audits on a monthly, quarterly and annual basis to confirm that underwriting standards and pricing programs are being consistently followed.

     Our gross and net losses from the World Trade Center terrorist attack of September 11, 2001 were $1.2 million and $0.4 million, respectively. We believe we avoided significant losses from this catastrophe due to the typical profile of our property risks, which are generally comprised of residential buildings, retail stores and restaurants covered under policies with low building and content limits. We carefully underwrite potential catastrophe exposures to terrorism losses. Our underwriting guidelines are designed to avoid properties designated as or in close proximity to high profile or target risks, individual buildings over 25 stories and any site within 500 feet of major transportation centers, bridges, tunnels and other governmental or institutional buildings. In addition, we monitor the concentration of employees insured under our workers' compensation policies and avoid writing risks with more than 40 employees in any one building. However, please see "Item 1.-Risks Related to Our Business-We may face substantial exposure to losses from terrorism, we are currently required by law to provide coverage against such losses, and the Terrorism Risk Insurance Act of 2002 may expire on December 31, 2005", regarding the possible impact of the scheduled expiration of the Terrorism Risk Insurance Act of 2002 on December 31, 2005. Our property limits profile and the premium size of our policies in TICNY may, rise as a result of the increase in TICNY's statutory surplus due to the capital contribution of $98 million of the proceeds from the IPO and the rating upgrade to "A-" (Excellent) by A.M. Best.

     We underwrite our products through four underwriting teams that are each headed by an underwriting manager having an average of approximately 15 years of industry experience in the property and casualty industry. We have the following five business units: small commercial, middle market, commercial auto, personal lines and programs. These business units perform underwriting functions and are supported by professionals in the corporate underwriting, actuarial, operations, business development and loss control departments. The corporate underwriting department is responsible for managing and analyzing the profitability of our entire book of business, supporting line underwriting with technical assistance, developing underwriting guidelines, granting underwriting authority, training, developing new products and monitoring underwriting quality control through audits. The actuarial department is responsible for monitoring rate adequacy on all of our products and analyzing loss data on a monthly basis. The underwriting operations department is responsible for developing workflows, conducting operational audits and providing technical assistance to the underwriting teams. The loss control department conducts loss control inspections on nearly all new commercial and personal lines business written, utilizing in-house loss control representatives and outside vendors. The business development department works with the underwriting teams to manage relationships with our producers.

PRICING
     We price our products to make an acceptable underwriting profit. In situations where rates for a particular line become insufficient to produce satisfactory results, we control growth and reduce our premium volume in that line.

     We generally use actuarial loss costs promulgated by the Insurance Services Office, a company providing statistical, actuarial and underwriting claims information and related services to insurers, as a benchmark in the development of pricing for our products. We further tailor pricing to each specific product we underwrite (other than workers' compensation), taking into account our historical loss experience and individual risk and coverage characteristics. For workers' compensation policies, we use statistical information provided by the New York Compensation Insurance Rating Board ("NYCRIB") as a benchmark in developing our pricing.

     If a particular business line is not performing well, we may seek rate increases, which are subject to regulatory approval (See "Item 1.-Regulation") and market acceptance. Recently, we have been successful in increasing our rates. We increased our premiums on our commercial renewals as measured against expiring premium by 6% in 2002, 9% in 2003 and 9% in 2004. In personal lines, we increased premium by 2.6% in both 2002 and 2003, and 9.5% in 2004.

     Beginning in the latter half of 2004, the rates for property and casualty insurance products began to moderate, and for certain products, rates began to decrease due to an increased level of competition. These changes may signal the start of a "soft market" cycle that could restrict or diminish our ability to obtain rate increases as in the recent past. We cannot predict with any certainty the direction the market will take during 2005 or thereafter.

REINSURANCE
     We purchase reinsurance to reduce our net liability on individual risks, to protect against possible catastrophes, to achieve a target ratio of net premiums written to policyholders' surplus and to expand our underwriting capacity. Reinsurance coverage can be purchased on a facultative basis, where individual risks are reinsured, or on a treaty basis, where a class or type of business is reinsured. We purchase facultative reinsurance to provide limits in excess of the limits provided by our treaty reinsurance. Treaty reinsurance falls into three categories: quota share (also called pro rata), excess of loss and catastrophe treaty reinsurance. Under our quota share reinsurance contracts, we cede a predetermined percentage of each risk for a class of business to the reinsurer and recover the same percentage of each loss and loss adjustment expenses. We pay the reinsurer the same percentage of the original premium, less a ceding commission. The ceding commission rate is based upon the ceded loss ratio on the ceded quota share premiums earned. See "Item 7.-Critical Accounting Policies-Ceding commissions earned". Under our excess of loss treaty reinsurance, we cede all or a portion of the liability in excess of a predetermined deductible or retention. We also purchase catastrophe treaty reinsurance on an excess of loss basis to protect ourselves from an accumulation of net loss exposures from a catastrophic event or series of events such as terrorist acts, riots, windstorms, hailstorms, tornadoes, hurricanes, earthquakes, blizzards and freezing temperatures. We do not receive any commission for ceding business under excess of loss or catastrophe reinsurance agreements.

     The type, cost and limits of reinsurance we purchase can vary from year to year based upon our desired retention levels and the availability of quality reinsurance at an acceptable price. Our quota share contracts and excess of loss reinsurance programs were renewed on January 1, 2005. Our catastrophe treaty reinsurance was extended for two months through August 31, 2004 and renewed on September 1, 2004 through June 30, 2005.

     In recent years, the reinsurance industry has undergone very dramatic changes. Soft market conditions created by years of inadequate pricing brought poor results, which were exacerbated by the events of September 11, 2001. As a result, market capacity was reduced significantly. Reinsurers exited lines of business, significantly raised rates and imposed much tighter terms and conditions where coverage was offered, to limit or reduce their exposure to loss.

     In an effort to maintain quota share capacity for our business with favorable commission levels, we have been accepting loss ratio caps in our reinsurance treaties. Loss ratio caps cut off the reinsurer's liability for losses above a specified loss ratio. These provisions have been structured to provide reinsurers with some limit on the amount of potential loss being assumed, while maintaining the transfer of significant insurance risk with the possibility of a significant loss to the reinsurer. We believe our reinsurance arrangements qualify for reinsurance accounting in accordance with SFAS 113, Accounting for Reinsurance Contracts. The loss ratio caps for our quota share treaties are 95.0% for 2005, and were 95.0% in 2004, 92.0% in 2003, 97.5% in
2002 and 100.0% in 2001.

     Recently, regulators and other governmental authorities have been investigating certain types of insurance and reinsurance arrangements that they allege are intended only to smooth an insured company or ceding insurer's earnings rather than to transfer insurance risk. As noted above, we believe our quota share reinsurance meets all requirements pertaining to risk transfer. However, these investigations, the related legal actions and the accompanying increased scrutiny of "non-traditional" reinsurance arrangements may lead to a change in the applicable accounting standards or a reduction in the availability of some types of reinsurance. In turn, these developments could produce higher prices for reinsurance, an increase in the amount of risk we retain, reduced ceding commission revenue, or other potentially adverse developments. In that event, we may be required to restructure or reduce our use of quota share reinsurance or reduce our premium writings. See "Item 1.-Regulation-Industry Investigations".

     Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. To protect our company from the possibility of a reinsurer becoming unable to fulfill its obligations under the reinsurance contracts, we attempt to select financially strong reinsurers with an A.M. Best rating of "A-" (Excellent) or better and continue to evaluate their financial condition and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies.

     To further minimize our exposure to reinsurance recoverables, effective October 1, 2003, we have placed our quota share reinsurance treaty on a "funds withheld" basis under which ceded premiums written are deposited in segregated trust funds from which we receive payments for losses and ceding commission adjustments. We also used the proceeds from the IPO and the concurrent private placement to increase the capitalization of our insurance subsidiary. As a result of this increase in capital, our insurance subsidiary has been able to retain more of the risk on the business it writes, thereby reducing our need for quota share reinsurance.

The following table summarizes our reinsurance exposures by reinsurer as of December 31, 2004.

                                                                                                               AMOUNTS
                                                                                                                  IN
                                                                                                                TRUST
                                                                                                 FUNDS HELD,   ACCOUNTS
                                                                                                   CEDED          OR
                                                  RECOVERABLE ON      PREPAID AND                PAYABLE AND    SECURED      NET
                                         A.M.   -------------------     RETURN                    DEFERRED        BY      EXPOSURE
                                         BEST   PAID                  REINSURANCE   COMMISSIONS    CEDING       LETTERS      TO
REINSURER                               RATING  LOSSES     RESERVES    PREMIUM      RECEIVABLE   COMMISSIONS   OF CREDIT  REINSURER
-----------------------------------     ------  ------     --------   -----------   -----------  -----------   ---------  ---------
                                                                               ($ in thousands)
           PXRE Reinsurance Company         A   $3,804     $33,852    $     --       $ 8,329      $  (804)      $   --     $ 46,789
   American Re-Insurance Company(1)         A    1,175      13,301       1,376            --          278           --       15,574
 Platinum Underwriters Reinsurance,
                               Inc.         A       --         659         250            --           33           --          876
           SCOR Reinsurance Company       B++        9       1,322          --            --           --           --        1,331
                  Lloyd's of London         A       --          --          --            --         (125)          --          125
   Folksamerica Reinsurance Company         A       --          --          --            --          (41)          --           41
        Odyssey America Reinsurance
                        Corporation         A       --          --          --            --          (34)          --           34
            Erie Insurance Exchange        A+       --          --          --            --           --           --           --
    American Agricultural Insurance
                            Company         A       --          --          --            --          (14)          --           14
Endurance Specialty Insurance, Ltd.         A       33         686          77            --           --          796           --
            Tokio Millenium Re Ltd.       A++    3,317      31,278      13,093            --       44,520        3,168           --
Hannover Reinsurance (Ireland) Ltd.         A      850       7,750      10,474            --       17,814        1,260           --
     E+S Reinsurance (Ireland) Ltd.         A      212       1,937       2,619            --        4,454          314           --
     Hannover Rueckversicherungs AG         A       --         988         502            --           42           --        1,448
                                                ------     -------     -------       -------      -------       ------     --------
                              Total             $9,400     $91,773     $28,391       $ 8,329      $66,123       $5,538     $ 66,232
                                                ======     =======     =======       =======      =======       ======     ========

(1)  Downgraded to "A" (Excellent) in January 2005.

     2005 REINSURANCE PROGRAM
     Quota Share Reinsurance. Effective January 1, 2005, TICNY entered into a quota share treaty to reinsure against losses up to $1.0 million per occurrence on the gross premiums written in the insurance segment. Under the terms of the treaty, TICNY cedes 25% of its net premiums written and retains the remaining 75%. The provisional ceding commission under this treaty is 39.1% of ceded net premiums written. Of the premium ceded, Tokio Millennium Re Ltd. ("Tokio Millennium"), rated "A++" (Superior) by A.M. Best, reinsures 50%, Hannover Reinsurance (Ireland) Ltd., rated "A" (Excellent) by A.M. Best, reinsures 40% and E+S Reinsurance (Ireland) Ltd. (collectively "Hannover"), rated "A" (Excellent) by A.M. Best, reinsures the remaining 10%. The 2005 quota share treaty contains various exclusions and provides coverage for 100% of extra-contractual obligations and losses in excess of policy limits. To reduce TICNY's credit exposure to reinsurance, the quota share reinsurance has been placed on a "funds withheld" basis. Under the terms of the reinsurance treaty, TICNY guarantees to credit the reinsurers with a 3% annual effective yield on the monthly balance of this account.

     Effective January 1, 2005, TICNY entered into a quota share treaty to reinsure against umbrella losses up to $5.0 million per occurrence. Under the terms of the treaty TICNY cedes 95% of its premiums written and retains the remaining 5%. The provisional ceding commission under this treaty is 30% of ceded premium written. Of the premium ceded, Platinum Underwriters Reinsurance, Inc., rated "A" (Excellent) by A.M. Best, reinsures 50% and Hannover Ruckversicherungs AG, rated "A" (Excellent) by A.M. Best, reinsures 50%.

     Excess of Loss Reinsurance. Effective January 1, 2005 we entered into an excess of loss reinsurance treaty program with the same terms as the 2004 Excess of Loss Reinsurance Treaty. The 2005 excess of loss reinsurance treaties were placed with American Re-Insurance Company ("Am Re"), rated "A" (Excellent) by A.M. Best, Platinum Underwriters Reinsurance, Inc., rated "A" (Excellent) by A.M. Best, Endurance Specialty Insurance, Ltd., rated "A" (Excellent) by A.M. Best, syndicates from Lloyd's of London, rated "A" (Excellent) by A.M. Best, and Hannover Ruckversicherungs AG, rated "A" (Excellent) by A.M. Best.

     Catastrophe Reinsurance. The 2004 Property Catastrophe Program provides coverage for events occurring through June 30, 2005 and is expected to be renewed on July 1, 2005 with a similar structure to the expiring program.

     Terrorism Reinsurance. Pursuant to the Terrorism Risk Insurance Act of 2002 ("The Terrorism Act"), TICNY must offer insureds the option to purchase coverage for certified acts of terrorism for an additional premium or decline such coverage. When the coverage is not purchased, we endorse the policy to exclude coverage for certified acts of terrorism, but losses from an act of terrorism that is not a certified event may be covered in any case. Also, even for certified acts of terrorism, losses from fire following the act of terrorism are covered.

     The Terrorism Act reimburses up to 90% of the losses to commercial insurers due to certified acts of terrorism in excess of a deductible. Our deductible in 2004 was 10% of our 2003 direct earned premium on commercial lines. Our deductible in 2005 is 15% of our 2004 direct earned premiums on commercial lines. Our quota share reinsurance treaty specifically provides terrorism coverage. The amount of coverage is limited to 10% of the ceded earned premiums for the applicable treaty year. Excess of loss reinsurance treaties for multiple-line and workers' compensation contain various sublimits for terrorism coverage.

     The Federal assistance under the Terrorism Act is scheduled to expire at the end of 2005 unless Congress extends it. Legislation has been introduced to extend the Terrorism Act but we cannot predict whether or when any such extension may be enacted and what the final terms of such legislation would be. In the event that the Federal assistance under the Terrorism Act is not extended or is altered (e.g., by increasing the deductible or reducing the amount of loss that is reimbursed), our potential losses from a terrorist attack could be substantially larger than previously expected. Policies we write in 2005 will cover periods after the scheduled expiration of the Terrorism Act, and we are taking the uncertainty regarding renewal of The Terrorism Act into account in our pricing. Potential future changes to the Terrorism Act could also adversely affect our ability to obtain reinsurance on favorable terms, including pricing, and may affect our underwriting strategy, rating, and other elements of our operation. See "Item 1.-Risks Related to Our Business-We may face substantial exposure to losses from terrorism, we are currently required by law to provide coverage against such losses, and the Terrorism Risk Insurance Act of 2002 may expire on December 31, 2005".

     In addition, in the event that the Terrorism Act is not extended, while we would no longer be required to offer the insured the ability to purchase coverage for Certified Acts of Terrorism the New York State Insurance Department has not approved a terrorism exclusion so it is possible that we would not be permitted to exclude losses resulting from terrorist acts in New York State for accounts under $100,000 premium size.

     2004 REINSURANCE PROGRAM
     Quota Share Reinsurance. Effective January 1, 2004, TICNY entered into a quota share treaty to reinsure against losses up to $1.0 million per occurrence on the gross premiums written in the insurance segment. Under the terms of the treaty, TICNY ceded 60% of its net premiums written and retained the remaining 40%. In accordance with treaty terms, TICNY elected to reduce the quota share cession from 60% to 25% on October 1, 2004. The provisional ceding commission under this treaty was 39.1% of ceded net premiums written. Of the premium ceded, Tokio Millennium, rated "A++" (Superior), reinsured 33 1/3%; Converium Reinsurance (North America) Inc. ("Converium), rated "A-" (Excellent) by A.M. Best, reinsured 33 1/3%; Hannover Reinsurance (Ireland) Ltd., rated "A" (Excellent) by A.M. Best, reinsured 26 2/3% and E+S Reinsurance (Ireland) Ltd., rated "A" (Excellent), reinsured the remaining 6 2/3%. The 2004 quota share treaty contained various exclusions and provided coverage for 100% of extra-contractual obligations and losses in excess of policy limits. To reduce TICNY's credit exposure to reinsurance, the quota share reinsurance was placed on a "funds withheld" basis. Under the terms of the reinsurance treaty, TICNY guaranteed to credit the reinsurers with a 2.5% annual effective yield on the monthly balance of this account.

     In September 2004, A.M. Best downgraded the rating of Converium to "B-"
(Fair) and Converium was placed into run-off by its parent company. As a result, on September 2, 2004, we delivered notice to Converium under our quota share treaty of our intent to terminate their participation under the quota share treaty on a cut-off basis effective November 1, 2004 (subsequently extended to December 31, 2004). Subsequently we reached an agreement with Converium, Tokio Millenium and Hannover to effect a novation of Converium's quota share treaty to those other reinsurers effective January 1, 2004, as a result of which Tokio and Hannover agreed to each take 50% of Converium's share under the quota share treaty. In connection with the agreement, Tokio, Hannover and TICNY agreed to fully release Converium for any liabilities under the quota share treaty. In addition, we decided to retain the unearned premiums and risks as of December 31, 2004 that would have been ceded to Converium absent the novation.

     Effective October 1, 2004, TICNY entered into a quota share treaty to reinsure against equipment breakdown losses up to $35 million per occurrence. Under the terms of the treaty, TICNY cedes 100% of its premium written to The Hartford Steam Boiler Inspection and Insurance Company, rated "A++" (Superior) by A.M. Best. The flat ceding commission under this treaty is 30%. A nominal amount of premium was ceded to this treaty in 2004. The treaty is placed on a continuous basis, therefore the above terms will be in effect during 2005.

     Excess of Loss Reinsurance. Effective January 1, 2004 we entered into an excess of loss reinsurance treaty program whereby our reinsurers were liable for 100% of the ultimate net losses in excess of $1 million for all lines of business we write, up to $10 million of limit. The program provided coverage in several layers. The first layer, which applied to multiple lines of business, afforded coverage for property business up to $1 million in excess of $1 million for each risk, with a per occurrence limit of $3 million, and for casualty business and for workers' compensation losses, up to $1 million in excess of $1 million per occurrence. The excess of loss program then bifurcated into separate workers' compensation and property layers. The workers' compensation layers afforded coverage for workers' compensation business up to $3 million in excess of $2 million for each occurrence, and for up to $5 million in excess of $5 million for each occurrence, with a maximum of $5 million for any one life. The property layers afforded coverage for property business up to $3 million in excess of $2 million for each risk, subject to a per occurrence limit of $6 million, and for up to $5 million in excess of $5 million for each risk, with a maximum of $5 million for each occurrence. The excess of loss treaties contained various sub-limits or exclusions for specific lines of business, provided coverage for 90% of extra-contractual obligations and losses in excess of policy limits, and allowed TICNY to recover allocated loss adjustment expenses on a pro rata basis in proportion to net loss. The 2004 excess of loss reinsurance treaties were placed with Am Re, rated "A" (Excellent) by A.M. Best, Platinum Underwriters Reinsurance, Inc., rated "A" (Excellent) by A.M. Best, Endurance Specialty Insurance, Ltd., rated "A" (Excellent) by A.M. Best, syndicates from Lloyd's of London, rated "A" (Excellent) by A.M. Best, Hannover Ruckversicherungs AG, rated "A" (Excellent) by A.M. Best, and Aspen Insurance UK Limited, rated "A" (Excellent) by A.M. Best.

     Catastrophe Reinsurance. Effective July 1, 2004, the 2003 Property Catastrophe Program described below was extended until August 31, 2004 and provided coverage in four layers on a per occurrence basis for losses up to $55 million, less our net retention of the first $5 million of losses. Effective September 1, 2004, we entered into a property catastrophe reinsurance program that provides coverage in five layers for losses up to $75 million, less our retention of the first $15 million of losses through June 30, 2005. The program covers aggregations of net exposures on our in force, new, renewal and assumed personal and commercial property as well as auto physical damage and inland marine business, subject to certain exclusions, including mold claims, terrorists events and nuclear, chemical and biochemical attacks. In the event of a catastrophic event that results in a loss under this program, we must reinstate the amount of cover exhausted by the loss on a one-time basis by paying an additional premium to the reinsurers. Each year we select the amount of catastrophic reinsurance that we believe will be necessary to protect our company against catastrophic events. We believe the amount of catastrophic coverage is sufficient to cover our probable maximum loss from a once in a one hundred year catastrophic event. Our catastrophic reinsurers include American Agricultural Insurance Company, rated "A" (Excellent) by A.M. Best, Folksamerica Reinsurance Company, rated "A" (Excellent) by A.M. Best, Odyssey America Reinsurance Corporation, rated "A" (Excellent) by A.M. Best, PXRE Reinsurance Company, rated "A" (Excellent) by A.M. Best, and syndicates from Lloyd's of London, rated "A" (Excellent) by A.M. Best.


     2003 REINSURANCE PROGRAM
     Quota Share Reinsurance. In 2003, TICNY entered into two quota share treaties to reinsure against losses and loss adjustment expenses up to $500,000 per occurrence incurred on the gross premiums written in the insurance segment. The treaties contain provisions that reduce the obligations of the reinsurers at certain loss ratios. Effective January 1, 2003, TICNY ceded 70.0% of the risks it underwrote to PXRE Reinsurance Company ("PXRE New Jersey") and PMA Reinsurance Company ("PMA"), with PXRE New Jersey reinsuring 75% and PMA 25% of such cession.

     In connection with the quota share treaty with PXRE New Jersey, we also entered into an aggregate excess of loss reinsurance agreement with an affiliate of PXRE New Jersey, PXRE Reinsurance (Barbados) Ltd. ("PXRE Barbados"), and remitted $10,000,000 as deposit premium to PXRE Barbados as called for by the contract. This aggregate excess of loss agreement covered 52.5% of the layer, consisting of 18.48% of "ultimate net loss" (as defined in the contract) in excess of 69.02% of ultimate net loss, and it inured solely to the benefit of PXRE New Jersey (in that premiums and losses we paid to or received from PXRE Barbados were deducted from premiums and losses we would have paid to or received from PXRE New Jersey) in connection with its participation in the 2003 quota share agreement with TICNY.

     After we entered into the quota share treaty, PMA's rating was lowered by A.M. Best from "A" (Excellent) to "A-" (Excellent) and then to "B++" (Very
Good). Effective October 1, 2003, we commuted PMA's participation under the reinsurance treaty. The effect of this commutation was to conclude PMA's participation in the quota share treaty and to discharge PMA from future related liabilities effective October 1, 2003. Loss related amounts recoverable from PMA at the commutation date including ceded loss and loss adjustment expense reserve liabilities of $2.7 million and ceded paid losses of $0.4 million that had not yet been recovered from PMA were settled with a payment received from PMA of $3.1 million. We also received $2.5 million for ceded unearned premium at the commutation date resulting in a total cash settlement of $5.6 million. In addition to commuting the treaty with PMA, we cancelled PXRE New Jersey's participation under the quota share treaty on a cut-off basis effective October 1, 2003, to reduce the credit risk associated with having a significant amount of reinsurance recoverables with PXRE New Jersey. As a result, PXRE New Jersey is not obligated to indemnify us for losses occurring after September 30, 2003. Effective October 1, 2003, we also commuted the aggregate excess of loss reinsurance treaty with PXRE Barbados. As a result of the commutation of the aggregate excess of loss treaty agreement, we recorded $1.5 million in ceding commission income.

     As a result of the commutation with PMA, we assumed exposure to a total of $3.2 million in losses on earned premium that had previously been ceded to PMA. In addition, TICNY's net exposure to any individual or catastrophe losses incurred up to the $500,000 quota share limit increased from 30% prior to the commutation to 47.5% on any business written during the period from January 1, 2003 to September 30, 2003 and premiums earned during this period. This commutation also increased our leverage ratios, including net premiums written to surplus, which potentially could have affected TICNY's rating with various rating agencies. To replace PMA and PXRE New Jersey as quota share reinsurers and to mitigate our net exposure, we entered into a new quota share treaty with Tokio Millennium, which is rated "A++" (Superior) by A.M. Best. In the new quota share treaty (the "October 1, 2003 Treaty"), we ceded 80% of the in force business (premium unearned by TICNY on business written in the first nine months of 2003 - i.e., Tokio Millennium is obligated to indemnify us for 80% of losses occurring after September 30, 2003 with respect to the in force business ceded to them), and 80% of the new and renewal business written by TICNY during October, November and December of 2003, up to a maximum net premiums written of $92.25 million, to Tokio Millennium, which will indemnify us for losses occurring on or after October 1, 2003. If the net premiums written exceed $92.25 million, then the pro rata cession is subject to adjustment according to the terms of the October 1, 2003 Treaty. The change in the reinsurance treaty limited TICNY's net exposure to individual and catastrophe losses to 20% of individual and catastrophe losses up to the $500,000 quota share limit in respect of premiums earned after September 30, 2003 for business written during the period January 1, 2003 to September 30, 2003 and all business written during the period October 1, 2003 to December 31, 2003. This change in the reinsurance treaty also reduced TICNY's financial ratios, including net premiums written to surplus. Under our agreements with PXRE New Jersey and PMA, we earned a provisional ceding commission of 34.2% of ceded premiums written in 2003. This provisional ceding commission could increase or decrease depending upon a sliding scale formula that links the commission rate with the loss ratio incurred on the ceded premium. Under the October 1, 2003 Treaty with Tokio Millennium, we earned a provisional ceding commission of 38.5% of ceded premiums written, subject to the same sliding scale adjustments. The quota share treaty with Tokio Millennium was placed on a "funds withheld" basis. Tokio Millennium posted a letter of credit at December 31, 2003 and replaced it with a Regulation 114 trust during the first quarter of 2004. Under the terms of the reinsurance treaty, TICNY guarantees to credit the reinsurers with a 2.5% annual effective yield on the monthly balance of this account. TICNY's 2003 quota share treaties contain various exclusions and provide coverage for 100% of extra-contractual obligations and losses in excess of policy limits.

     Excess of Loss Reinsurance. In 2003, we entered into an excess of loss reinsurance treaty program that provides coverage in six layers by line of business for losses up to $10 million net of our $712,500 net retention. The program indemnifies us on a "per risk" basis, on property business and on a "per occurrence" basis on casualty and workers' compensation. The first layer, which applies to multiple lines of business, affords coverage up to $500,000 in losses, and our retention, before the effect of the quota share reinsurance, consists of 100% of the first $500,000 of losses and 42.5% of the next $500,000 of losses. The second layer, which applies to multiple lines of business, affords coverage for the next $1 million in property losses on a per risk basis and $1 million in casualty clash and workers' compensation losses on a per occurrence basis. The excess of loss program then bifurcates into separate property and workers' compensation layers that afford coverage at $3 million in losses excess $2 million, and $5 million in losses excess $5 million. The excess of loss treaties contain various sub-limits or exclusions for specific lines of business, provide coverage for 90% of extra-contractual obligations and losses in excess of policy limits, and allow TICNY to recover allocated loss adjustment expenses on a pro rata basis in proportion to net loss. The 2003 excess of loss reinsurance treaties were placed with Am Re, rated "A" (Excellent) by A.M. Best, Endurance Specialty Insurance, Ltd., rated "A" (Excellent) by A.M. Best, syndicates from Lloyd's of London, rated "A" (Excellent) by A.M. Best, SCOR Reinsurance Company, rated "B++" (Very Good) by A.M. Best, and Aspen Insurance UK Ltd., rated "A" (Excellent) by A.M. Best (formerly known as Wellington Reinsurance Limited, U.K.).

     Catastrophe Reinsurance. Effective July 1, 2003, we entered into a property catastrophe reinsurance program that provides coverage in four layers on a per occurrence excess of loss basis for losses up to $35 million, less our $3.5 million net retention. Our retention consists of 100% of the first $2.5 million of losses and 40% of the next $2.5 million of losses. The contract covers aggregations of net exposures on our in force, new, renewal and assumed personal and commercial property as well as auto physical damage and inland marine business, subject to certain exclusions, including mold claims, terrorists events and nuclear, chemical and biochemical attacks. In the event of a catastrophic event that results in a loss under this program, we must reinstate the amount of cover exhausted by the loss on a one-time basis by paying an additional premium to the reinsurers. Each year we select the amount of catastrophe reinsurance that we believe will be necessary to protect our company against catastrophic events. Based on this consultant's analysis, we believe the amount of catastrophe coverage we purchased for 2003 is sufficient to cover our probable maximum loss from a once in a one hundred year catastrophic event. Our catastrophe reinsurers for 2003 included American Agricultural Insurance Company, rated "A" (Excellent) by A.M. Best, Erie Insurance Exchange, rated "A+" (Superior) by A.M. Best, Folksamerica Reinsurance Company, rated "A" (Excellent) by A.M. Best, Odyssey America Reinsurance Corporation, rated "A" (Excellent) by A.M. Best, PXRE Reinsurance Company, rated "A" (Excellent) by A.M. Best, and syndicates from Lloyd's of London, rated "A" (Excellent) by A.M. Best.

INVESTMENTS
     We derive investment income from our invested assets. We invest TICNY's statutory surplus and funds to support its loss and loss adjustment expense reserves and its unearned premium reserves. Due to historically limited amounts of statutory surplus and net retention by TICNY, our net investment income has not been significant. Our investment income, however, has increased beginning in 2002 as TICNY's invested assets increased due to TICNY's increased net premiums written and surplus as well as from its $98.0 million of new investments as a direct result of a capital contribution of a portion of the IPO proceeds. Our net investment income was $5.1 million in 2004, compared to $2.3 million in 2003.

     Our primary investment objectives are to preserve capital and maximize after-tax investment income. Our strategy is to purchase debt securities in sectors that represent the most attractive relative value and to maintain a moderate equity exposure. As of December 31, 2004, the fixed maturity securities represented approximately 98% of the fair market value of our investment portfolio, equity securities represented approximately 1% and common trust securities - statutory business trusts represented approximately 1%. Historically, we have emphasized liquidity to meet our claims obligations and debt service and to support our obligation to remit ceded premium (less ceding commission and claims payments) to our quota share reinsurers on a quarterly basis. Accordingly we have traditionally maintained between 8% and 10% of our portfolio in cash and cash equivalents. As of December 31, 2004, cash and cash equivalents represented approximately 19.0% of the total of fair market value of our investment portfolio and cash and cash equivalents. The higher percentage over what we traditionally maintain was due to the net proceeds from the issuance of $26.8 million of subordinated debentures underlying trust preferred securities in December 2004.

     Our investments are managed by an outside asset management company, Hyperion Capital Management, Inc., a New York based investment management firm. Hyperion has authority and discretion to buy and sell securities for us, subject to guidelines established by our Board of Directors. We may terminate our agreement with Hyperion upon 30 days notice. Our investment policy is conservative, as approximately 93.5% of the fixed income portion of our investment portfolio is rated A or higher as of December 31, 2004 and up to 10% of the investment portfolio may be invested in equities. The maximum allocation to equities, which includes market appreciation, is 20% of the investment portfolio. We monitor our investment results on a monthly basis to review the performance of our investments, determine whether any investments have been impaired and monitor market conditions for investments that would warrant any revision to our investment guidelines. Hyperion also provides us with a comprehensive quarterly report providing detailed information on our investment results as well as prevailing market conditions. Our investment results are also reviewed quarterly by the Board of Directors.

     See "Item 7.-Investments" for further information on the composition and results of our investment portfolio.

     The following table shows the market values of various categories of invested assets, the percentage of the total market value of our invested assets represented by each category and the book yield based on market value of each type as of the dates and for the periods indicated:

                                                         AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                         2004                                 2003
                                         -----------------------------------   ----------------------------------
                                           MARKET      PERCENT                   MARKET      PERCENT
                                            VALUE      OF TOTAL      YIELD       VALUE      OF TOTAL      YIELD
                                         -----------  ----------    --------   ----------  -----------   --------
CATEGORY                                                             ($ in thousands)
--------
U.S. Treasury Securities                 $  1,784        0.8%        4.05%      $ 1,783         3.1%       3.75%
U.S. agency securities                     19,636        8.6%        4.22%        5,738        10.0%       5.38%
Corporate fixed maturity securities        49,381       21.6%        4.60%       14,415        25.1%       5.71%
Mortgage-backed securities                 64,159       28.1%        4.52%       19,756        34.4%       6.03%
Asset-backed securities                    12,473        5.5%        4.92%        2,242         3.9%       5.56%
Other taxable fixed maturity securities       243        0.1%        4.96%          236         0.4%       4.96%
Municipal securities                       76,847       33.6%        3.64%       10,375        18.1%       4.10%
Common stocks                               2,368        1.0%                     2,017         3.5%
Preferred stocks                              117        0.1%        7.27%          167         0.3%       9.23%
Common trust securities - statutory
    business trusts                         1,426        0.6%                       620         1.1%

     The principal change in allocations in 2004 and 2003 was an increase in the allocation to municipal bonds. The tax-equivalent yield on these securities was more attractive than the yield on taxable securities and the allocation added diversification to our portfolio. We also increased our allocation to mortgage-backed securities due to favorable yield and fundamental credit quality and reduced our allocation to corporate securities due to much tighter yield spreads and less favorable total return opportunities.

     During 2004, the most significant portfolio activity came during the fourth quarter with the investment of the IPO proceeds of $98.0 million. In order to increase the portfolio's overall tax-exempt allocation, approximately 60% of the proceeds were invested into tax-exempt securities. Due to the steeper yield curve in the tax-exempt market compared to the taxable market, the tax-exempt purchases were focused in longer duration securities averaging approximately six years. To offset these longer duration securities, the taxable bond purchases were concentrated in short durations averaging two to three years.

     In addition, during the fourth quarter of 2004, the effective duration of the portfolio decreased to 4.17 years compared to 4.41 years as of September 30, 2004. The lower duration was primarily due to the significant cash increase from the net proceeds from the issuance of $26.8 million of subordinated debentures underlying trust preferred securities in December 2004. Therefore, the portfolio duration is currently shorter than the Benchmark duration of 4.30 years as of December 31, 2004. The total return on our fixed income and short-term duration invested assets during 2004 was 4.9% on a pre-tax basis.

     During 2003, our portfolio benefited from the increase in the weighted average duration to approximately 5.1 years effected in late 2002. With interest rates declining significantly during the first half of 2003, the longer duration increased our total returns. During the first half of 2003, we reduced the weighted average duration to approximately 4.4 years at June 30, 2003. This change helped to protect the portfolio and reduced the impact of the sharp rise in rates during the second half of the year. The total return on our fixed income and short-term invested assets during 2003 was 6.5% on a pre-tax basis.

     The following table shows the composition of our investment portfolio by remaining time to maturity at December 31, 2004 and December 31, 2003. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date. For mortgage-backed securities, mortgage prepayment assumptions are utilized to project the expected principal redemptions for each security, and the maturity used in the table below is the average life based on those projected redemptions.

                                         AS OF DECEMBER 31,                      AS OF DECEMBER 31,
                                                2004                                    2003
                               -------------------------------------   -------------------------------------
                                                     PERCENTAGE OF                           PERCENTAGE OF
REMAINING TIME TO MATURITY     FAIR MARKET VALUE   FAIR MARKET VALUE   FAIR MARKET VALUE   FAIR MARKET VALUE
--------------------------     -----------------   -----------------   -----------------   -----------------
                                                              ($ in thousands)
Less than one year                $  8,243                3.7%              $  1,931                3.5%
One to five years                   54,924               24.5%                 6,866               12.6%
Five to ten years                   92,094               41.0%                 9,356               17.2%
More than ten years                  5,103                2.3%                14,394               26.4%
Mortgage-backed securities          64,159               28.5%                21,998               40.3%
                                  --------              -----               --------                ---
TOTAL                             $224,523              100.0%              $ 54,545                100%
                                  ========              =====               ========                ===

     The average credit rating of our fixed maturity portfolio, using ratings assigned to securities by Standard and Poor's, was AA+ at December 31, 2004 and AA+ at December 31, 2003. The following table shows the ratings distribution of our fixed income portfolio as of the end of each of the past two years.


                                         AS OF DECEMBER 31,                      AS OF DECEMBER 31,
                                                2004                                    2003
                              ---------------------------------------      --------------------------------
                                                   PERCENTAGE OF FAIR      FAIR MARKET      PERCENTAGE OF
RATING                        FAIR MARKET VALUE       MARKET VALUE            VALUE       FAIR MARKET VALUE
------------------------      -----------------    ------------------      -----------    -----------------
                                                             ($ in thousands)
U.S. Treasury securities       $  1,784                 0.8%               $  1,783                 3.3%
AAA                             140,460                62.6%                 31,421                57.6%
AA                               31,641                14.1%                  6,143                11.3%
A                                35,850                16.0%                  7,755                14.2%
BBB                              13,979                 6.2%                  4,581                 8.4%
Below BBB                           809                 0.3%                  2,862                 5.2%
                               --------               -----                --------               -----
TOTAL                          $224,523               100.0%               $ 54,545               100.0%
                               ========               =====                ========               =====

     We regularly review our portfolio for declines in value. If a decline in value is deemed temporary, we record the decline as an unrealized loss in other comprehensive net income on our consolidated statement of income and accumulated other comprehensive net income on our consolidated balance sheet. If the decline is deemed "other than temporary," we write down the carrying value of the investment and record a realized loss in our consolidated statements of income. As of December 31, 2004 and December 31, 2003, we had cumulative unrealized gains/(losses) on our fixed maturity portfolio of $1.0 million and $1.3 million, respectively. There were no other than temporary declines in the fair value of our securities at December 31, 2004 and 2003.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
     We maintain reserves for the payment of claims (incurred losses) and expenses related to adjusting those claims (loss adjustment expenses or LAE). Our loss reserves consist of case reserves, which are reserves for reported claims, and reserves for claims that have been incurred but have not yet been reported (sometimes referred to as IBNR). The amount of loss reserves for reported claims is based primarily upon a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss reserves for unreported claims and loss adjustment expense reserves are determined using historical information by line of business as adjusted to current conditions. Reserves for LAE are intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims. The amount of loss and LAE reserves is determined by us on the basis of industry information, the development to date of losses on the relevant line of business and anticipated future conditions. Because loss reserves are an estimate of the ultimate cost of settling claims, they are closely monitored by us and recomputed at least quarterly based on updated information on reported claims and a variety of statistical techniques. Furthermore, an independent actuary prepares a report each year concerning the adequacy of the loss reserves.

     RECONCILIATION OF LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
     The table below shows the reconciliation of reserves on a gross and net basis for each of the last three calendar years, reflecting changes in losses incurred and paid losses.

                                              2004                   2003                   2002
                                            ---------              ----------             ----------
                                                               ($ in thousands)
Balance at January 1,                       $  99,475              $  65,688              $  37,637
   Less reinsurance recoverables              (75,114)               (50,212)               (29,017)
                                            ---------              ---------              ---------
                                               24,361                 15,476                  8,620
Incurred related to:
   Current year                                27,259                 14,996                 13,416
   Prior years                                   (199)                    75                  2,940
                                            ---------              ---------              ---------
      TOTAL INCURRED                           27,060                 15,071                 16,356
                                            ---------              ---------              ---------
Paid related to:
   Current year                                 6,991                  2,084                  6,585
   Prior years                                  7,481                  4,102                  2,915
                                            ---------              ---------              ---------
      TOTAL PAID                               14,472                  6,186                  9,500
                                            ---------              ---------              ---------
Net balance at December 31,                    36,949                 24,361                 15,476
   Add reinsurance recoverables                91,773                 75,114                 50,212
                                            ---------              ---------              ---------
      BALANCE AT DECEMBER 31,               $ 128,722              $  99,475              $  65,688
                                            =========              =========              =========

     Our claims reserving practices are designed to set reserves that in the aggregate are adequate to pay all claims at their ultimate settlement value. Thus, our reserves are not discounted for inflation or other factors.

     LOSS DEVELOPMENT
     Shown below is the loss development for business written each year from 1994 through 2004. The table portrays the changes in our loss and LAE reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on the basis of GAAP.

     The first line of the table shows, for the years indicated, our net reserve liability including the reserve for incurred but not reported losses as originally estimated. For example, as of December 31, 1995 we estimated that $2.239 million would be a sufficient reserve to settle all claims not already settled that had occurred prior to December 31, 1995, whether reported or unreported to us. The next section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. For example, with respect to the net losses and loss expense reserve of $2.239 million as of December 31, 1995, by the end of 2004 (nine years later) $3.266 million had actually been paid in settlement of the claims.

     The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, as reflected in that section of the table, the original reserve of $2.239 million was re-estimated to be $3.453 million at December 31, 2004. The increase from the original estimate is caused by a combination of factors, including: (1) reserves being settled for amounts different than originally estimated, (2) reserves being increased or decreased for claims remaining open as more information becomes known about those individual claims and (3) more or fewer claims being reported after December 31, 1995 than had occurred prior to that date.

     The "cumulative redundancy/ (deficiency)" represents, as of December 31, 2004, the difference between the latest re-estimated liability and the reserves as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For example, as of December 31, 2004 and based upon updated information we re-estimated that the reserves which were established as of December 31, 2003 were $199,000 redundant.

     The bottom part of the table shows the impact of reinsurance reconciling the net reserves shown in the upper portion of the table to gross reserves.

            ANALYSIS OF LOSS AND LOSS ADJUSTMENT RESERVE DEVELOPMENT

                                                                    YEAR ENDED DECEMBER 31,
                               1994      1995     1996     1997     1998     1999     2000      2001      2002     2003     2004
                               ----------------------------------------------------------------------------------------------------
                                                                       ($ in thousands)
Original Net Liability          $1,394  $ 2,239  $ 3,361  $ 5,005  $ 6,184  $ 6,810   $ 7,901   $ 8,620  $15,476  $24,361  $ 36,949
 Cumulative payments as of:
             One year later        580      321    1,035    1,428    2,377    2,560     3,376     2,879    4,103    7,467
            Two years later        775      831    1,849    2,827    3,890    4,767     5,439     4,906    6,707
          Three years later      1,039    1,386    2,747    4,045    5,439    6,153     6,953     6,376
           Four years later      1,516    1,928    3,397    5,191    6,340    6,896     7,896
           Five years later      1,791    2,332    4,083    5,895    6,714    7,249
            Six years later      2,018    2,723    4,454    6,220    6,935
          Seven years later      2,281    2,970    4,691    6,413
          Eight years later      2,455    3,132    4,847
           Nine years later      2,515    3,266
            Ten years later      2,618
Net liability re-estimated
as of:
             One year later      1,783    2,020    4,154    5,954    6,842    7,493     9,702    11,521   15,551   24,162
            Two years later      1,279    2,506    4,574    6,262    7,123    8,652    11,684    11,276   14,665
          Three years later      1,811    2,839    4,457    6,428    7,871    9,516    11,458    10,494
           Four years later      2,216    2,841    4,544    6,945    8,244    9,210    10,819
           Five years later      2,225    2,926    4,992    7,169    7,963    8,955
            Six years later      2,315    3,250    5,093    7,057    7,875
          Seven years later      2,541    3,346    5,065    7,037
          Eight years later      2,655    3,373    5,141
           Nine years later      2,669    3,453
            Ten years later      2,718
Cumulative Net
redundancy/(deficiency)         (1,324)  (1,214)  (1,780)  (2,032)  (1,691)  (2,145)   (2,918)   (1,874)      811      199

               Net reserves     $1,394   $2,239  $ 3,361  $ 5,005  $ 6,184  $ 6,810   $ 7,901   $ 8,620  $15,476  $24,361  $ 36,949
             Ceded reserves      3,666    5,744    8,529   14,800   15,696   17,410    20,601    29,017   50,211   75,114    91,773
             Gross reserves     $5,060   $7,983  $11,890  $19,805  $21,880  $24,220   $28,502   $37,637  $65,687  $99,475  $128,722

           Net re-estimated     $2,718  $ 3,453  $ 5,141  $ 7,037  $ 7,875  $ 8,955   $10,819   $10,494  $14,665  $24,163
         Ceded re-estimated      6,575   11,617   15,242   16,102   20,096   25,392    30,101    38,110   52,871   73,765
         Gross re-estimated     $9,293  $15,069  $20,383  $23,139  $27,972  $34,347   $40,921   $48,605  $67,536  $97,928
Cumulative Gross
redundancy/(deficiency)         (4,233)  (7,086)  (8,493)  (3,334)  (6,092) (10,127)  (12,419)  (10,968)  (1,849)    1,547

     ANALYSIS OF RESERVES
     The following table shows our net outstanding case loss reserves and IBNR by line of business as of December 31, 2004.

                                   OUTSTANDING CASE
                                    LOSS RESERVES                IBNR
                                 -------------------        -------------
                                               ($ in thousands)
Commercial Multiple Peril            $10,520                     $ 9,853
Other Liability                        2,667                       1,478
Workers Compensation                   2,589                       1,403
Commercial Automobile                    760                       1,443
Homeowners                             4,149                       1,228
Fire and Allied Lines                    835                          24
                                     -------                     -------
ALL LINES                            $21,520                     $15,429
                                     =======                     =======

     Prior to 2003 we had adverse loss development on our loss reserves. In 2001, the changes in reserves for prior accident years were $1.8 million and in 2002 the changes in reserves for prior accident years were $3.0 million. In 2003 there was minimal adverse loss development, amounting to $75,000. In 2004 we had favorable redundancy that developed in our reserves of $199,000.

     We carefully monitor our gross, ceded and net loss reserves by segment and line of business to ensure that they are adequate, since a deficiency in reserves will indicate inadequate pricing on our products and may impact our financial condition.

     Our actuaries utilize several methodologies to project losses and corresponding reserves. These methodologies generally are classified into three types:

     o Loss development projections. Loss development projection methods are characterized by determination of loss development factors utilizing patterns of loss development from incurred and paid losses for prior accident years. This is the main methodology utilized for each accident year except for the most current accident year.

     o Loss ratio projections. There also is significant weight given to the loss ratio projections. Loss ratio projections determine the loss ratio for the current year based upon applying inflation, or trend, and the effect of rate changes to the loss ratios from the prior years. This method is given weight for the current accident year when there is high volatility in the reported development patterns at early ages.

     o Frequency and severity projections. Frequency and severity projections are characterized by development of numbers of claims reported and average claims severity, and these methods are utilized as a check on the other methods.

     Based upon these methods our actuaries determine a best estimate of the loss reserves. All of these methods are standard actuarial approaches and have been utilized consistently, except that in 2002 the loss development factors were significantly increased as explained below.

     Almost one-half of the adverse reserves development in 2002 was attributed to our reinsurance segment, and the amount of reserves development for reinsurance was disproportionately large relative to the size of that business as compared to our insurance segment. When we began our reinsurance segment in 1996, we did not have sufficient data for the reinsurance business to determine its own loss development factors. As a result, we estimated that this business would develop similarly to the way the insurance segment business developed. This estimate ultimately proved to be incorrect. In 2001 we estimated the reserves for this business still using loss development factors from the insurance business but with some credibility given to the data that had emerged by that time for the reinsurance business. In 2002 the loss development factors were determined for the reinsurance business based upon its own experience. We attribute the longer loss development patterns for our reinsurance segment to the fact that the underlying policies have higher loss limits than those in our insurance segment. This resulted in the large revised estimate of reserves for the reinsurance segment.

     For our insurance segment, the adverse loss development recognized in 2002 occurred primarily in the commercial multi-peril, other liability and homeowner's lines. The homeowner's line was launched in 1998, and 1999 was the first year with a significant amount of business. The case reserves initially set in 1999 through 2001 for homeowners were inadequate as a result of our limited experience in this line, and this was addressed in 2002. For other liability and the liability claims stemming from commercial multi-peril policies the cause of the adverse development was primarily due to strengthening of individual case reserves by our claims department that began in 1999, which became evident in the loss development patterns beginning in 2001. While there were increases in average case reserves for our other lines of business, the impact on loss reserves was most significant in these lines because of the relative amount of reserves as compared to our other lines of business. During this time the claims department gained significantly more knowledge about the difficulties of adjusting claims in New York, particularly as the volume of business in these lines expanded. For example, the actuarial studies at the end of 2001 showed increases in average case reserves of 50% or more for other liability and liability stemming from commercial multi-peril policies. In 2002 there were further significant increases in average case reserves. We retained a different consulting actuary to analyze these reserves, and as a result of that study significantly higher loss development factors were utilized to estimate the IBNR reserves in 2002.

     To reduce the potential for future adverse development, we took a number of corrective actions in addition to the aforementioned reserve strengthening. We thoroughly review individual case reserves adequacy on an ongoing basis. We have increased our actuarial resources and the level of analysis of our loss reserves to identify emerging trends as quickly as possible. Our cross functional teams, including underwriting, claims and actuarial, closely monitor the underwriting results in each line of business and implement corrective actions for any line as soon as its loss ratio exceeds expectations. For our reinsurance segment, we have restructured the business from quota share to excess of loss to reduce our exposures in that segment. See "Item 1.-Reinsurance".

     We are not aware of any claims trends that have emerged or that would cause future adverse development that have not already been considered in existing case reserves and in our current loss development factors. Examples of two recent emerging issues that we monitor are sidewalk liability and mold liability. Sidewalk liability refers to a law enacted in New York City effective September 2003 that allows an injured party to sue the owner of a commercial building located in New York City for any property damage or personal injury that was caused by the failure of the owner to maintain the sidewalk abutting the building in a reasonably safe condition. While we monitor this issue, we do not believe it presents a significant risk of adverse loss development. Since building owners have always been subject to these suits, our claims department is experienced in handling claims related to sidewalk accidents in New York City, having handled over 600 of such claims during our history, and these claims have already been taken into consideration in our current loss development factors. While the new law has expanded building owners' potential liability, we have not to date received a significantly higher frequency of such claims. Similarly, we carefully monitor mold claims due to national publicity surrounding this issue, but we do not believe mold claims create a significant adverse claim trend in our existing book of business; since inception TICNY has received less than 20 mold related liability claims and these are included in our case reserves and considered in our loss development factors.

     Also, in New York State, lawsuits for negligence, subject to certain limitations, must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, our exposure to IBNR for accident years 2002 and prior is limited although there remains the possibility of adverse development on reported claims. Due to the reserve strengthening in 2002 and close monitoring and analysis of reserves, we believe our loss reserves are adequate. This is reflected by the loss development as of December 31, 2004 showing developed redundancies since 2003. However, there are no assurances that future loss development and trends will be consistent with our past loss development history, and so adverse loss reserves development remains a risk factor to our business. See "Item 1.-Risks Related to Our Business-If our actual loss and loss adjustment expenses exceed our loss reserves , our financial condition and results of operations could be significantly adversely affected."

     The net loss reserves for the most recent accident years on a consolidated basis as of December 31, 2004 were $20.5 million for accident year 2004 and $8.7 million for accident year 2003. A 5% deficiency in net reserves for these years would impact our income before income taxes by $1.0 million and $0.4 million for accident years 2004 and 2003, respectively.

CLAIMS
     Our claims division combines the services of our staff defense, coverage and appellate attorneys with a traditional multi-line insurance claims adjusting staff. See "Item 1.-Business Segments-Insurance Services Segment Products and Services" for a description of TRM's claim service fee-based operations.

     The claims division seeks to provide expedient, fair and consistent claims handling, while controlling loss adjustment expenses. Handling the claims adjustment and defense of insureds in-house enables us to accurately evaluate coverage, promptly post accurate loss and loss adjustment expense reserves, maintain the highest policyholders service standards and aggressively defend against liability claims. In addition, through the use of a claims database that captures detailed statistics and information on every claim, our underwriting and loss control departments are able to access information to assist them in the monitoring of the various lines of business and identification of adverse loss trends, giving them the ability to make informed underwriting and pricing decisions.

     The claims division is divided into eight units: auto claims, workers' compensation claims, property claims, liability claims, coverage, in-house defense, administration and processing, and subrogation and recovery. Our in-house legal staff consists of approximately 12 attorneys who are managed by two co-managing attorneys reporting to the Senior Vice President Claims.

     The continued development of in-house expertise in all areas remains a primary goal of the claims division. We have continued to build an in-house defense team in order to handle a substantial percentage of lawsuits in New York State and vigorously defend against fraudulent and frivolous lawsuits. Given the high cost of coverage counsel in those instances where coverage may be an issue, we formed an in-house coverage law firm. Our claims staff and in-house attorneys handle all of our claims and the majority of our lawsuits internally. Approximately 75% of all lawsuits arising from our insurance company operation are currently handled in-house. This approach enables us to maintain a high level of service to our policyholders and vigorously defend non-meritorious and frivolous claims while controlling loss adjustment expenses. We have also formed a full time staff of in-house liability field investigators to replace a traditionally outsourced claims function. We are also building an experienced team of field property adjusters to push down costs and to ensure high quality claims experience for our commercial and personal lines property policyholders.

     Ultimately, the claims division endeavors to provide a prompt response to the needs of policyholders in all first-party losses. Rapid review of the loss, confirmation of coverage and speedy payment to the insured is the ongoing commitment of our claims division. With respect to third-party claims, our approach is the thorough investigation of all claims as soon as reported, in order to separate those that should be resolved through settlement from those that should be denied and/or defended. Suspicious or fraudulent first- and third-party claims are always aggressively investigated and defended.

TECHNOLOGY
     We seek to leverage technology and make use of business process redesign in order to gain operating efficiencies and effectiveness. For example, we were able to streamline redundant data entry of policy data into a single entry process by upgrading our policy data entry system. This has enabled us to control the growth of our clerical staff and improve our customer service. We have implemented a number of technology improvements and redesign of business processes, including an on-line imaging system, a data warehouse that houses both claims and underwriting data to provide management reporting and a web-based platform (WebPlus) for quoting and capturing policy submissions directly from our producers.

     We utilize Hewlett Packard/Compaq servers that run the Microsoft Windows Server 2000 operating system. Backups of server data and programs are made to tape daily and are taken to an off-site facility by an outside vendor. We have begun migrating our production servers to an offsite location. This secure facility will provide fully redundant power, air conditioning, communications and 24-hour support. With this off site premise, we will have two operational data centers, one primary and one secondary, to handle disaster recovery needs.

     WEBPLUS
     Since April 2003, we have been using WebPlus, our web-based software platform for quoting and capturing policy submissions directly from our producers. WebPlus allows our producers to submit, rate and, where permitted by the program, bind small premium accounts. Through a rules based engine, we have implemented our underwriting guidelines within WebPlus. Through an ongoing monthly, quarterly and annual management review and analysis of the book of business, we confirm the risk quality and loss ratio profile of policies processed in WebPlus. We utilize WebPlus for all of our personal lines business and landlord package policies. We started using WebPlus in April 2003 and in April 2004 approximately 94% of our personal lines policies were processed through WebPlus. We believe that this technology reduces underwriter involvement in each policy application, as well as improves our ability to validate and capture all relevant policy information early in the submission process and at a single point. We believe that WebPlus has significantly reduced our expense associated with processing business, improved customer service and made it easier for our producers to do business with us. In February 2004, we added workers' compensation to the suite of products that can be submitted to us through WebPlus, and we are now developing commercial package and automobile policies capability.

     WebPlus was developed for us by AgencyPort Insurance Services, Inc. ("AgencyPort"), a technology company specializing in the property and casualty insurance industry, in exchange for our commitment to invest $1 million in AgencyPort. An application for trademark protection for the WebPlus name is currently pending with the United States Patent and Trademark Office. In addition, we licensed AgencyPort's KeyOnce software development kit (SDK), which AgencyPort utilized to develop WebPlus. We also obtained a warrant to acquire common shares in AgencyPort. On January 7, 2004 TICNY exercised this warrant in full for 1,072,525 common shares of AgencyPort, for $1 million less $663,000 paid towards the development of WebPlus resulting in a payment of $337,000. These payments have been capitalized as software and are being amortized over three years. The 1,072,525 shares represented approximately 20% of the outstanding shares of AgencyPort as of December 31, 2004. We do not exercise significant influence over AgencyPort and we do not have any representation on the Board of Directors of AgencyPort. The relationship is primarily one of AgencyPort as a licensor and developer of software for our benefit. Accordingly, we do not account for our investment in AgencyPort on the equity method. We have assigned no value to the shares acquired as AgencyPort has only an immaterial amount of net worth as of December 31, 2004. As of December 31, 2003, we held another warrant to acquire an additional 30% of the outstanding shares of AgencyPort. On August 31, 2004, we entered into an agreement with AgencyPort to eliminate this warrant in consideration for certain rights granted to us including access to certain software source code. We received the source code upon execution of the agreement.

     Our technology plan currently envisions that we will expand our use of WebPlus to additional products and other business functions (such as claims submission and reporting). We also intend to exploit technological improvements and economies of scale realized through premium growth to continue to lower our underwriting expense ratio while offering a strong value proposition to our producer base.

COMPETITION
     We compete with a large number of other companies in our selected lines of business, including major U.S. and non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. We compete for business on the basis of a number of factors, including price, coverages offered, customer service, relationship with producers (including ease of doing business, service provided and commission rates paid), financial strength and size and rating by independent rating agencies.

     As our territorial expansion has progressed within New York State, we have developed an increased number of competitors. In our commercial lines business, our competitors include The St. Paul Travelers Insurance Company, Hartford Insurance Company, Safeco, Hannover Insurance Companies, Magna Carta Companies, Greater New York Mutual Insurance Company, OneBeacon Insurance Company, Selective, Utica First Insurance Company, Middlesex Mutual and Erie Insurance Company. In our personal lines business, we compete against companies such as Allstate Insurance Company, State Farm Companies, The St. Paul Travelers Companies, Inc., Hartford Insurance Company, OneBeacon Insurance Group, New York Central Insurance Company, Commercial Mutual Insurance Company, Preferred Mutual Insurance Company and Otsego Mutual Fire Insurance Company.

     The soft market that existed until sometime in 2001 was characterized by pricing based competition, with a number of competitors attempting to gain or retain market share by charging premium rates that ultimately proved to be inadequate. The losses suffered by many of these companies have resulted in their insolvencies or exit from our chosen markets. The pricing environment in the hard market prevalent in 2004 was such that competition tends to focus more on the non-pricing factors listed above. During the last quarter of 2004, a moderation of the pricing environment within the commercial insurance marketplace became evident as pricing increases on renewing policies lessened.

     We seek to distinguish ourselves from our competitors by providing a broad product line offering and targeting those market segments that we believe are underserved and therefore provide us with the best opportunity to obtain favorable policy terms, conditions and pricing. We believe that by offering several different lines of business, we are able to compete effectively against insurance companies that offer limited products. We also seek to limit the extent to which we must directly compete with the companies listed above by positioning our products in underserved market segments and adjusting our premium volume in these market segments depending upon the level of competition. We have historically targeted risks located in New York City and adjacent areas, as we feel this is a market that historically has not been emphasized by regional and national insurance companies. As our territorial expansion has encompassed all of New York State and other northeastern states, we have maintained our marketing approach. We will continue to compete with other companies by quickly and opportunistically delivering products that respond to our producers' needs, which may be determined by other companies' insolvencies or voluntary withdrawals from particular market segments. Our ability to quickly develop and replace various products that had previously been offered by Empire Insurance Group when we purchased the renewal rights to the Empire business in 2001 is an example of this capability. In addition to being responsive to market needs, we also focus on assisting our producers with placing business by offering rating and submission capability through WebPlus and rating disks, as well as by providing our producers with clear and concise underwriting guidelines. We also compete by focusing on reducing our producers' costs of doing business with us. For example, we directly bill our policyholders on most of our policies with a per policy premium below $10,000 and provide customer service support to policyholders on behalf of our producers. This increased service allows us to deliver value to our producers other than through higher commission rates. Finally, our success in reducing liability claims costs through cost effective and aggressive claims handling has reduced the cost of liability insurance premiums for our policyholders. This capability also helps us compete with other insurance companies. Notwithstanding the positive competitive factors discussed above, many of our competitors have greater financial and marketing resources and higher ratings from rating agencies than we do, which may have an adverse effect on our ability to compete with them.

RATINGS
     Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. TICNY was assigned a letter rating of "B+" (Very Good) by A.M. Best in 1997 and was upgraded to "B++" (Very Good) in 2003. In October 2004, TICNY was upgraded to A- (Excellent) by A.M. Best, the 4th highest of 15 rating categories used by A.M. Best. In evaluating a company's financial strength, A.M. Best reviews the company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer's financial strength and is not an evaluation directed at investors. There is no guarantee that TICNY will maintain the improved rating.

     In April 2003, in connection with the issuance of subordinated debentures underlying trust preferred securities, TICNY also received an insurer financial strength rating from Standard & Poor's. This rating provides an assessment of the financial strength of an insurance company and its capacity to meet obligations to policyholders on a timely basis. TICNY's most recent rating from Standard & Poor's is "BB+" with a stable outlook.

     With the rating upgrade from A.M. Best, TICNY is positioned to enter into new market segments that will provide additional premium growth opportunities. Some segments of the insurance market are rating sensitive. This means that customers in those segments require that their insurance company have a minimum financial strength and/or a minimum rating. Additional rating sensitivity is created by some insurance companies writing umbrella policies, who will not issue a policy unless the underlying primary carrier has a minimum rating. We believe that the A- rating will allow TICNY to participate in rating sensitive markets such as the middle market segment described in "Item 1.-Business Segments-Insurance Services Segment Products and Services", currently served by TRM through the use of TRM's issuing companies. Likewise, with the higher rating, we believe TICNY will be able to attract many large premium accounts in the monoline liability and preferred property lines of business, where insureds also tend to be rating sensitive.

EMPLOYEES
     All of our employees are employed directly by TICNY. As of December 31, 2004, the total number of full-time equivalent employees of TICNY was 289 of which 259 are in New York City, 11 are in the Long Island, New York branch and 19 are in the Buffalo, New York branch. None of these employees are covered by a collective bargaining agreement. We have employment agreements with our senior executive officers. The remainder of our employees are at-will employees.

REGULATION

     U.S. INSURANCE HOLDING COMPANY REGULATION OF TOWER
     Tower, as the parent of TICNY, is subject to the insurance holding company laws of New York. These laws generally require TICNY to register with the New York Insurance Department and to furnish annually financial and other information about the operations of companies within the holding company system. Generally under these laws, all material transactions among companies in the holding company system to which TICNY is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and reasonable and, if material or of a specified category, require prior notice and approval or non-disapproval by the New York Insurance Department.

     CHANGES OF CONTROL
     Before a person can acquire control of a New York insurance company, prior written approval must be obtained from the Superintendent of Insurance of the State of New York. Prior to granting approval of an application to acquire control of a New York insurer, the Superintendent of Insurance of the State of New York will consider such factors as: the financial strength of the applicant, the integrity and management of the applicant's Board of Directors and executive officers, the acquirer's plans for the management of the applicant's Board of Directors and executive officers, the acquirer's plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Pursuant to the New York insurance holding company statute, "control" means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Control is presumed to exist if any person directly or indirectly owns, controls or holds with the power to vote 10% or more of the voting securities of the company; however, the New York State Insurance Department, after notice and a hearing, may determine that a person or entity which directly or indirectly owns, controls or holds with the power to vote less than 10% of the voting securities of the company, "controls" the company. Because a person acquiring 10% or more of our common stock would indirectly control the same percentage of the stock of the TICNY, the insurance change of control laws of New York would likely apply to such a transaction.

     These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Tower, including through transactions, and in particular unsolicited transactions, that some or all of the stockholders of Tower might consider to be desirable.

     LEGISLATIVE CHANGES
     From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of Federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the National Association of Insurance Commissioners ("NAIC"). We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

     In 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Act was enacted. The Terrorism Act is designed to ensure the availability of insurance coverage for foreign terrorist acts in the United States of America. This law established a Federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism. As a result, we are prohibited from adding certain terrorism exclusions to the policies written by TICNY. Although TICNY is protected by Federally funded terrorism reinsurance as provided for in the Terrorism Act, there is a substantial deductible that must be met, the payment of which could have an adverse effect on our results of operations. Potential future changes to the Terrorism Act could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required.

     In October 2003, New York State enacted a version of the NAIC Producer Licensing Model Act (the "Act"), which provides uniform procedures and guidelines for the licensing of insurance brokers and agents. The applicable provisions of the Act took effect January 1, 2004. The Act is primarily directed toward assisting New York insurance agents and brokers to transact business in other states on a non-resident basis. The law includes provisions to increase uniformity among states in regard to producer licensing. We do not anticipate that this law will have a material impact on us.

     STATE INSURANCE REGULATION
     State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies. The primary purpose of such regulatory powers is to protect individual policyholders. The extent of such regulation varies, but generally has its source in statutes that delegate regulatory, supervisory and administrative power to state insurance departments. Such powers relate to, among other things, licensing to transact business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances. State insurance laws and regulations require TICNY to file financial statements with insurance departments everywhere it will be licensed to conduct insurance business, and its operations are subject to examination by those departments.

     TICNY prepares statutory financial statements in accordance with statutory accounting principles ("SAP") and procedures prescribed or permitted by the New York Insurance Department. As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC.

     The terms and conditions of reinsurance agreements generally are not subject to regulation by any U.S. state insurance department with respect to rates or policy terms. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

     INSURANCE REGULATORY INFORMATION SYSTEM RATIOS
     The Insurance Regulatory Information System, or IRIS, was developed by the NAIC and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For 2004 TICNY's results were outside the usual values for three IRIS ratios and within the usual values for nine IRIS ratios. In 2004, the change in net writings ratio was affected by the 239% increase in net premiums written due to the reduction in our quota share ceding percentage effective October 1, 2004 as well as growth in gross premiums written. The investment yield ratio and the policyholder's surplus ratio were both affected by the $98.0 million capital contribution in the fourth quarter of 2004 from the IPO net proceeds.

     NEW YORK STATE DIVIDEND LIMITATIONS
     TICNY's ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of New York. Under New York law, TICNY may pay dividends out of statutory earned surplus. In addition, the New York Insurance Department must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding 12 months, exceeds the lesser of (1) 10% of TICNY's policyholder's surplus as shown on its latest statutory financial statement filed with the New York Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months. TICNY paid approximately $850,000, $364,000 and $1,555,000 in dividends to Tower in 2004, 2003, and 2002, respectively. As of December 31, 2004, the maximum distribution that TICNY could pay without prior regulatory approval was approximately $2.8 million.

     RISK-BASED CAPITAL REGULATIONS
     The New York Insurance Department requires domestic property and casualty insurers to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer's mix of products and investment portfolio. The formula is designed to allow the New York Insurance Department to identify potential weakly-capitalized companies. Under the formula, a company determines its "risk-based capital" by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). At December 31, 2004, TICNY's risk-based capital level exceeded the minimum level that would trigger regulatory attention. In its 2004 statutory financial statements, TICNY has complied with the NAIC's risk-based capital reporting requirements.

     STATUTORY ACCOUNTING PRINCIPLES
     SAP is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer's surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer's domiciliary state.

     GAAP is concerned with a company's solvency, but it is also concerned with other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management's stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as opposed to SAP.

     Statutory accounting practices established by the NAIC and adopted, in part, by the New York regulators determine, among other things, the amount of statutory surplus and statutory net income of TICNY and thus determine, in part, the amount of funds it has available to pay dividends to us.

     GUARANTY ASSOCIATIONS
     In New York and in most of the jurisdictions where TICNY may in the future be licensed to transact business there is a requirement that property and casualty insurers doing business within the jurisdiction participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premium written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

     In none of the past five years has the assessment in any year levied against TICNY been material. Property and casualty insurance company insolvencies or failures may result in additional security fund assessments to TICNY at some future date. At this time we are unable to determine the impact, if any, such assessments may have on the financial position or results of operations of TICNY. We have established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings and assessments by the various workers' compensation funds. See "Note 13. Commitments and Contingencies".

     TRM
     The activities of TRM are subject to licensing requirements and regulation under the laws of New York and New Jersey. TRM's business depends on the validity of, and continued good standing under, the licenses and approvals pursuant to which it operates, as well as compliance with pertinent regulations. TRM therefore devotes significant effort toward maintaining its licenses to ensure compliance with a diverse and complex regulatory structure.

     Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally such authorities are vested with relatively broad and general discretion as to the granting, renewing and revoking of licenses and approvals. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to clients and fines. In some instances, TRM follows practices based on interpretations of laws and regulations generally followed by the industry, which may prove to be different from the interpretations of regulatory authorities.

     INDUSTRY INVESTIGATIONS
     The insurance industry recently has become the subject of increasing scrutiny with respect to insurance broker and agent compensation arrangements and sales practices. The New York State Attorney General and other state and Federal regulators have commenced investigations and other proceedings relating to compensation and bidding arrangements between producers and issuers of insurance products and unsuitable sales practices by producers on behalf of either the issuer or the purchaser. The practices currently under investigation include, among other things, allegations that so-called contingent commission arrangements may conflict with a broker's duties to its customers, that certain brokers and insurers may have engaged in anti-competitive practices in connection with insurance premium quotes. The New York State Attorney General has recently entered into a settlement agreement with two large insurance brokers. These investigations and proceedings are expected to continue, and new investigative proceedings may be commenced, in the future. These investigations and proceedings could result in legal precedents and new industry-wide practices or legislation, rules or regulations that could significantly affect our industry and may also cause stock price volatility for companies in the insurance industry. Contingent commissions under our producers profit sharing plan amounted to less than 1/4% of our overall commission expense in 2004.

     Recently, regulators and other governmental authorities have been investigating certain types of insurance and reinsurance arrangements that they allege are intended only to smooth an insured company or ceding insurer's earnings rather than to transfer insurance risk. We believe our quota share reinsurance meets all requirements pertaining to risk transfer. However, these investigations, the related legal actions and the accompanying increased scrutiny of "non-traditional" reinsurance arrangements may lead to a change in the applicable accounting standards or a reduction in the availability of some types of reinsurance. In turn, these developments could produce higher prices for reinsurance, an increase in the amount of risk we retain, reduced ceding commission revenue, or other potentially adverse developments. In that event, we may be required to restructure or reduce our use of quota share reinsurance or reduce our premium writings.

RISK FACTORS
     An investment in our common stock involves a number of risks. You should carefully consider the following information about these risks, together with the other information contained in this Form 10-K, in considering whether to invest in or hold our common stock. Additional risks not presently known to us, or that we currently deem immaterial may also impair our business or results of operations. Any of the risks described below could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. You could lose all or part of your investment.

     This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Form 10-K. See "Item 1.-Note on Forward-Looking Statements".

RISKS RELATED TO OUR BUSINESS

     IF OUR ACTUAL LOSS AND LOSS ADJUSTMENT EXPENSES EXCEED OUR LOSS RESERVES, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE SIGNIFICANTLY ADVERSELY AFFECTED.
     Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. We establish loss reserves to cover our estimated liability for the payment of all losses and loss adjustment expenses incurred under the policies that we write. Loss reserves include case reserves, which are established for specific claims that have been reported to us, and reserves for claims that have been incurred but not reported (or "IBNR"). To the extent that loss and loss adjustment expenses exceed our estimates, we will be required to immediately recognize the less favorable experience and increase loss reserves, with a corresponding reduction in our net income in the period in which the deficiency is identified. For example, over the past ten years we have experienced adverse development of reserves for losses and loss adjustment expenses incurred in prior years. In 2002, following an annual review by an outside actuarial consulting company of TICNY's net loss and loss adjustment reserves, we increased such reserves by $2.9 million.

     With respect to losses on the property coverage portion of our commercial and personal lines policies, the primary component of our loss reserve is a case reserve, which is posted by the assigned examiner shortly after the loss is reported. The extent of the damage is evaluated through a primarily fact-based loss assessment process. Property losses are typically reported within days of occurrence and case reserves are posted promptly. While this case reserving process is not free of errors in determining the scope of the loss or deviations at the time the loss is paid, major deviations are infrequent. Consequently, commercial and personal property lines of business generally do not require significant IBNR nor are they difficult to predict with a relative amount of certainty. Absent significant changes by underwriting personnel in risk selection and coverage offered and assuming examiners are properly trained with the requisite experience, loss reserves on property lines of business remain relatively predictable from an actuarial standpoint.

     With respect to losses on the liability coverage portions of our commercial and personal lines policies, the reserving process possesses characteristics that make case and IBNR reserving inherently less susceptible to accurate actuarial estimation. Unlike property losses, liability losses are claims made by third parties of which the policyholder may not be aware and therefore may be reported a significant time after the occurrence, sometimes years. In addition, as liability claims most often involve claims of bodily injury, assessment of the proper case reserve is a far more subjective process than claims involving property damages. In addition, the determination of a case reserve for a liability claim is often without the benefit of information, which develops slowly over the life of the claim and can subject the case reserve to substantial modification well after the claim was first reported. Numerous factors impact the liability case reserving process, such as venue, the amount of monetary damage, the permanence of the injury, the age of the claimant and many others.

     Estimating an appropriate level of loss and loss adjustment expense reserves is an inherently uncertain process. Accordingly, actual loss and loss adjustment expenses paid will likely deviate, perhaps substantially, from the reserve estimates reflected in our consolidated financial statements. It is possible that claims could exceed our loss and loss adjustment expense reserves and have a material adverse effect on our financial condition or results of operations.

     TICNY AND TRM CONDUCT BUSINESS IN A CONCENTRATED GEOGRAPHICAL AREA. ANY SINGLE CATASTROPHE OR OTHER CONDITION AFFECTING LOSSES IN THIS AREA COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.
     TICNY currently writes business in a concentrated geographic area, primarily in the southern portion of New York State, and reinsures business produced by TRM in New York and to a lesser extent in New Jersey and Pennsylvania. As a result, a single catastrophe occurrence, destructive weather pattern, terrorist attack, regulatory development or other condition or general economic trend affecting the region within which TICNY and TRM conduct their business could adversely affect our financial condition or results of operations more significantly than other insurance companies that conduct business across a broader geographical area. During our history, we have not experienced any single event that materially affected our results of operations. The most significant single event was the terrorist attacks of September 11, 2001, as a result of which we suffered $351,000 in net losses.

     The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. The occurrence of claims from catastrophic events is likely to result in substantial volatility in our financial condition or results of operations for any fiscal quarter or year and could have a material adverse effect on our financial condition or results of operations and our ability to write new business. Increases in the values and concentrations of insured property may increase the severity of such occurrences in the future. Although we attempt to manage our exposure to such events, including through the use of reinsurance, the frequency or severity of catastrophic events could exceed our estimates. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our financial condition or results of operations.

     IF WE CANNOT OBTAIN ADEQUATE REINSURANCE PROTECTION FOR THE RISKS WE HAVE UNDERWRITTEN, WE MAY BE EXPOSED TO GREATER LOSSES FROM THESE RISKS OR WE MAY REDUCE THE AMOUNT OF BUSINESS WE UNDERWRITE, WHICH WILL REDUCE OUR REVENUES.
     Under state insurance law, insurance companies are required to maintain a certain level of capital in support of the policies they issue. In addition, rating agencies will reduce an insurance company's ratings if the company's premiums exceed specified multiples of its capital. As a result, the level of TICNY's statutory surplus and capital limits the amount of premiums that it can write and retain risk on. Historically, we have utilized reinsurance to expand our capacity to write more business than TICNY's surplus would have otherwise supported. As a result of the increase in TICNY's surplus with proceeds contributed from the IPO, the quota share ceding percentage was reduced from 60% to 25% on October 1, 2004.

     From time to time, market conditions have limited, and in some cases have prevented, insurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. For example, beginning in 2001, terms and conditions in the reinsurance market generally became less attractive for insurers seeking reinsurance. In addition, recent investigations by the New York State Attorney General, the SEC and other regulatory and government bodies into the use of non-traditional reinsurance by certain reinsurers may lead to the re-examination of applicable accounting standards or a reduction in the availability of some types of reinsurance. In turn, these developments could produce unfavorable changes in prices, reduced ceding commission revenue or other potentially adverse changes in the terms of reinsurance. Accordingly, we may not be able to obtain our desired amounts of reinsurance. In addition, even if we are able to obtain such reinsurance, we may not be able to obtain such reinsurance from entities with satisfactory creditworthiness or negotiate terms that we deem appropriate or acceptable. Currently, three reinsurers provide reinsurance to us on a quota share basis, six provide reinsurance on an excess of loss basis and six provide catastrophe reinsurance. If we cannot obtain adequate reinsurance protection for the risks we have underwritten, we may be exposed to greater losses from these risks or we may be forced to reduce the amount of business that we underwrite, which will reduce our revenues. As a result, our inability to obtain adequate reinsurance protection could have a material adverse effect on our financial condition or results of operation.

     IF WE ARE ABLE TO OBTAIN REINSURANCE, OUR REINSURERS MAY NOT PAY LOSSES IN A TIMELY FASHION, OR AT ALL, WHICH MAY CAUSE A SUBSTANTIAL LOSS AND INCREASE OUR COSTS.
     As of December 31, 2004, we had a net balance due in our favor from our reinsurers of $129.6 million, consisting of $101.2 million in reinsurance recoverables and $28.4 million in prepaid reinsurance premiums. This amount is $3.5 million higher than our insurance subsidiary's statutory capital and surplus at that date. Since October 1, 2003, we have sought to manage our exposure to our reinsurers by placing our quota share reinsurance on a "funds withheld" basis and requiring any non-admitted reinsurers to collateralize their share of unearned premium and loss reserves. However, we have substantial recoverables from our pre-October 1, 2003 reinsurance arrangements that are uncollateralized, in that they are not supported by letters of credit, trust accounts, "funds withheld" arrangements or similar mechanisms intended to protect us against a reinsurer's inability or unwillingness to pay. Our net exposure to our reinsurers totaled $66.2 million as of December 31, 2004 (representing 13.4% of our total assets on that date), including $46.8 million due from PXRE Reinsurance Company, which is rated "A" (Excellent) by A.M. Best. See "Item 1.--Reinsurance" for a detailed discussion of our reinsurance exposures. Because we remain primarily liable to our policyholders for the payment of their claims, in the event that one of our reinsurers under an uncollateralized treaty became insolvent or refused to reimburse us for losses paid, or delayed in reimbursing us for losses paid, our cash flow and financial results overall could be materially and adversely affected.

     OUR INSURANCE COMPANY SUBSIDIARY IS RATED "A-" (EXCELLENT) BY A.M. BEST, AND A DECLINE IN THIS RATING OR THE RATINGS ASSIGNED BY OTHER RATING AGENCIES COULD AFFECT OUR STANDING AMONG BROKERS, AGENTS AND INSUREDS AND CAUSE OUR SALES AND EARNINGS TO DECREASE.
     Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (In Liquidation). TICNY was upgraded to "A-" (Excellent) by A.M. Best, which is the 4th highest of 15 rating levels. There is no guarantee that TICNY will maintain this rating that is subject to, among other things, A.M. Best's evaluation of our capitalization and performance on an ongoing basis including our management of terrorism risks, loss reserves and expenses. The expiration of the Terrorism Risk Insurance Act of 2002 on December 31, 2005, if not renewed or extended, may impact any evaluation of our terrorism risk and, therefore, our rating.

     In April 2003, in connection with the issuance of subordinated debentures underlying trust preferred securities, TICNY also received an insurer financial strength rating from Standard & Poor's Rating Services, a division of The McGraw-Hill Companies, Inc. ("Standard & Poor's"). The most recent rating from Standard & Poor's is "BB+" with a stable outlook. A "BB+" rating is the 11th highest of 21 rating levels used by Standard & Poor's.

     Our ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of A.M. Best or Standard & Poor's. A decline in a company's ratings indicating a reduced financial strength or other adverse financial developments can cause concern about the viability of the downgraded insurer among its agents, brokers and policyholders, resulting in a movement of business away from the downgraded carrier to other stronger or more highly rated carriers. Because many of our agents and brokers (whom we refer to as "producers") and policyholders purchase our policies on the basis of our current ratings, the loss or reduction of any of our ratings will adversely impact our ability to retain or expand our policyholder base. The objective of the rating agencies' rating systems is to provide an opinion of an insurer's financial strength and ability to meet ongoing obligations to its policyholders. Our ratings reflect the rating agencies' opinion of our financial strength and are not evaluations directed to investors in our common stock nor recommendations to buy, sell or hold our common stock.

     THE FAILURE OF ANY OF THE LOSS LIMITATION METHODS WE EMPLOY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION OR OUR RESULTS OF OPERATIONS.
     Various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, which have been negotiated to limit our risks, may not be enforceable in the manner we intend. At the present time we employ a variety of endorsements to our policies that limit exposure to known risks, including but not limited to exclusions relating to coverage for lead paint poisoning, asbestos and most claims for bodily injury or property damage resulting from the release of pollutants.

     In addition, the policies we issue contain conditions requiring the prompt reporting of claims to us and our right to decline coverage in the event of a violation of that condition. Our policies also include limitations restricting the period in which a policyholder may bring a breach of contract or other claim against the company, which in many cases is shorter than the statutory limitations for such claims in the states in which we write business. While these exclusions and limitations reduce the loss exposure to us and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations in a way that would adversely effect our loss experience, which could have a material adverse effect on our financial condition or results of operations.

     WE MAY FACE SUBSTANTIAL EXPOSURE TO LOSSES FROM TERRORISM, WE ARE CURRENTLY REQUIRED BY LAW TO PROVIDE COVERAGE AGAINST SUCH LOSSES, AND THE TERRORISM RISK INSURANCE ACT OF 2002 MAY EXPIRE ON DECEMBER 31, 2005.
     Our location and concentration of business written in New York City and adjacent areas expose us to losses from terrorism. We are required by state and Federal law to provide coverage for terrorism in certain circumstances. We also have limitations in our ceded reinsurance treaties pertaining to terrorism.

     In response to the September 11, 2001 terrorist attacks, the United States Congress enacted legislation designed to ensure, among other things, the availability of insurance coverage for foreign terrorist acts, including the requirement that insurers provide such coverage in certain circumstances. The Terrorism Risk Insurance Act of 2002 (the "Terrorism Act") requires commercial property and casualty insurance companies to offer coverage for certain acts of terrorism and has established a Federal assistance program through the end of 2005 to help such insurers cover claims related to future terrorism-related losses. Recently a bill has been introduced into Congress to extend the Terrorism Act, but there is no assurance that Congress will pass such a bill or, if passed, what provisions it may contain.

     Pursuant to the Terrorism Act, TICNY must offer insureds the option to purchase coverage for certified acts of terrorism for an additional premium or decline such coverage. When the coverage is not purchased, we endorse the policy to exclude coverage for certified acts of terrorism, but losses from an act of terrorism that is not a certified event may be covered in any case. Also, even for certified acts of terrorism, losses from fire following the act of terrorism are covered.

     The Terrorism Act reimburses up to 90% of the losses to commercial insurers due to certified acts of terrorism in excess of a deductible. Our deductible in 2004 was 10% of our 2003 direct earned premium on commercial lines. Our deductible in 2005 is 15% of our 2004 direct earned premiums on commercial lines. Excess of loss reinsurance treaties for multiple-line and workers' compensation contain various sublimits for terrorism coverage.

     In the event that the Federal assistance under the Terrorism Act is not extended or is altered (e.g., by increasing the deductible or reducing the amount of loss that is reimbursed), our potential losses from a terrorist attack could be substantially larger than previously expected. Potential future changes to the Terrorism Act could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required.

     In addition, in the event that the Terrorism Act is not extended, while we would no longer be required to offer the insured the ability to purchase coverage for Certified Acts of Terrorism the New York State Insurance Department has not approved a terrorism exclusion so it is possible that we would not be permitted to exclude losses resulting from terrorist acts in New York State for accounts under $100,000 premium size. An increased exposure to terrorism risk as a result of the expiration of the Terrorism Act may impact our current underwriting strategy in New York City, our ability to secure reinsurance, our rating, as well as other elements of our operations.

     A terrorist attack or series of attacks in New York City or the surrounding areas could have a material adverse effect on our results of operations and financial condition. In addition, terrorist attacks in these areas could depress economic activity in our core market, which could hurt our business.

     THE EFFECTS OF EMERGING CLAIM AND COVERAGE ISSUES ON OUR BUSINESS ARE UNCERTAIN.
     As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.

     One recent example of an emerging claim and coverage issue is New York City sidewalk liability. Effective as of September 14, 2003, a new law enacted by the New York City Council allows an injured party to sue the owner of a commercial building located in the five boroughs of New York City for any property damage or personal injury that was caused by the failure of the owner to maintain the sidewalk abutting the owner's building in a reasonably safe condition. Previously, the City of New York, and not the building owner, was responsible for the maintenance of city sidewalks. We have adjusted our underwriting guidelines to attempt to screen out exposures that present a heightened risk from this new law. However, the size and extent of the claims that may emerge due to this change in law are as yet uncertain.

     SINCE WE DEPEND ON A FEW PRODUCERS FOR A LARGE PORTION OF OUR REVENUES, LOSS OF BUSINESS PROVIDED BY ANY ONE OF THEM COULD ADVERSELY AFFECT US.
     Our products are marketed by independent producers. Other insurance companies compete with us for the services and allegiance of these producers. These producers may choose to direct business to our competitors, or may direct less desirable risks to us. For the twelve months ended December 31, 2004, approximately 49% of the total of TICNY's gross premiums written and premiums produced by TRM on behalf of its issuing companies was derived from our top 10 producers. For the twelve months ended December 31, 2004, Morstan General Agency, Davis Agency Inc., Simon Agency, Inc. and CRC Insurance Inc. produced 14%, 7%, 7% and 5%, respectively, of the total of TICNY's gross premiums written and the premiums produced by TRM on behalf of its issuing companies. A significant decrease in business from, or the entire loss of, our largest producer or several of our other large producers would cause us to lose premium and require us to seek alternative producers or to increase submissions from existing producers. In the event we are unable to find replacement producers or increase business produced by our existing producers, our premium revenues would decrease and our business and results of operations would be materially and adversely affected.

     OUR RELIANCE ON PRODUCERS SUBJECTS US TO THEIR CREDIT RISK.
     With respect to the premiums produced by TRM for its issuing companies and a limited amount of premium volume written by TICNY, producers collect premium from the policyholders and forward them to TRM and TICNY. In certain jurisdictions, including New York, when the insured pays premiums for these policies to producers for payment over to TRM and TICNY, the premiums might be considered to have been paid under applicable insurance laws and regulations and the insured will no longer be liable to us for those amounts, whether or not we have actually received the premiums from the producer. Consequently, we assume a degree of credit risk associated with producers. Although producers' failures to remit premiums to us have not caused a material adverse impact on us to date, there have been instances where producers collected premium but did not remit it to us and we were nonetheless required under applicable law to provide the coverage set forth in the policy despite the absence of premium. Because the possibility of these events is dependent in large part upon the financial condition and internal operations of our producers, which in most cases are not public information, we are not able to quantify the exposure presented by this risk. If we are unable to collect premiums from our producers in the future, our financial condition and results of operations could be materially and adversely affected.

     WE OPERATE IN A HIGHLY COMPETITIVE ENVIRONMENT. IF WE ARE UNSUCCESSFUL IN COMPETING AGAINST LARGER OR MORE WELL-ESTABLISHED RIVALS, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED.
     The property and casualty insurance industry is highly competitive and has historically been characterized by periods of significant pricing competition alternating with periods of greater pricing discipline, during which competition focuses upon other factors. In recent years the market environment was favorable in that rates increased significantly. During the latter part of 2004, increased competition in the marketplace became evident and, as a result, rate increases have become moderate. A softening of the market could lead to reduced growth or a reduction in premium volume, adverse effects on profitability and, ultimately, dislocation in the insurance industry. A. M. Best estimates that industry wide growth in net premiums written in the homeowner's line slowed in 2003 and 2004, and is expected to slow further in 2005, while industry wide net premiums written in commercial lines grew significantly less in 2004 than in 2003 and are projected to decline slightly in 2005. Industry policyholders' surplus increased to record levels in 2004 to approximately $387.5 billion as projected by A.M. Best, a 9.5% increase over 2003. This additional underwriting capacity may result in increased competition from other insurers seeking to expand the types or amount of business they write or cause a shift in focus by some insurers to maintaining market share at the expense of underwriting discipline. We attempt to compete based primarily on products offered, service, experience, the strength of our client relationships, reputation, speed of claims payment, perceived financial strength, ratings, scope of business, commissions paid and policy and contract terms and conditions. There are no assurances that in the future we will be able to retain or attract customers at prices which we consider to be adequate.

     We compete with major U.S. insurers and certain underwriting syndicates, including large national companies such as The St. Paul Travelers Companies, Inc., Allstate Insurance Company and State Farm Fire and Casualty Company; regional insurers such as OneBeacon Insurance Company; and smaller, more local competitors such as Magna Carta Companies, Utica First Insurance Company, Greater New York Mutual Insurance Company, Commercial Mutual Insurance Company and Otsego Mutual Fire Insurance Company. Many of these companies have greater financial, marketing and management resources than we do. Many of these competitors also have more experience, better ratings and more market recognition than we do. We seek to distinguish ourselves from our competitors by providing a broad product line offering and targeting those market segments that provide us with the best opportunity to earn an underwriting profit. We also compete with other companies by quickly and opportunistically delivering products that respond to our producers' needs.

     In addition to competition in the operation of our business, we face competition from a variety of sources in attracting and retaining qualified employees. We also face competition because of entities that self-insure, primarily in the commercial insurance market. From time to time, established and potential customers may examine the benefits and risks of self-insurance and other alternatives to traditional insurance. See "Item 1.--Competition".

     In addition, a number of new, proposed or potential legislative or industry developments could also increase competition in our industries. These developments include:

     o the enactment of the Gramm-Leach-Bliley Act of 1999, which, among other things, repealed United States Federal laws that limited the ability of banks to affiliate themselves with insurance companies and could result in increased competition in the insurance market from new entrants with large, preexisting customer bases and broad distribution networks, including banks and other financial service companies;

     o an increase in capital-raising by companies in our line of business, which could result in stronger competitors, new entrants to our markets and an excess of capital in the industry, all of which may make it harder to generate sufficient business at profitable rates; and

     o changing practices and other effects caused by the internet (e.g., increased availability of information regarding different insurance companies and their policies and lower barriers to entry into new geographic markets by insurance companies), which have led to greater competition in the insurance business and, in some cases, greater expectations for customer service.

     New competition could cause the demand for insurance to fall or the expense of customer acquisition and retention to increase, either of which could have a material adverse effect on our financial condition or results of operations.

     WE MAY EXPERIENCE DIFFICULTY IN EXPANDING OUR BUSINESS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
     We plan to expand our licensing or acquire other insurance companies with multi-state property and casualty licensing in order to expand our product and service offerings geographically. We also intend to continue to acquire books of business that fit our underwriting competencies from competitors, managing agents and other producers and to acquire other insurance companies. This expansion strategy may present special risks:

     o We have achieved our prior success by applying a disciplined approach to underwriting and pricing in select markets that are not well served by our competitors. We may not be able to successfully implement our underwriting, pricing and product strategies in companies or books of business we acquire or over a larger operating region;

     o We may not be successful in obtaining the required regulatory approvals to offer additional insurance products or expand into additional states;

     o We have limited acquisition experience and may not be able to efficiently combine an acquired company or block of business with our present financial, operational and management information systems; and

     o An acquisition could dilute the book value and earnings per share of our common stock.

     We cannot assure you that we will be successful in expanding our business or that any new business will be profitable. If we are unable to expand our business or to manage our expansion effectively, our results of operations and financial condition could be adversely affected.

     WE COULD BE ADVERSELY AFFECTED BY THE LOSS OF ONE OR MORE PRINCIPAL EMPLOYEES OR BY AN INABILITY TO ATTRACT AND RETAIN STAFF.
     Our success will depend in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. We rely substantially upon the services of our executive management team. Although we are not aware of any planned departures or retirements, if we were to lose the services of members of our management team, our business could be adversely affected. We believe we have been successful in attracting and retaining key personnel throughout our history. We have employment agreements with Michael H. Lee, our Chairman of the Board, President and Chief Executive Officer, and other members of our senior management team. We do not currently maintain key man life insurance policies with respect to our employees except for Michael H. Lee.

     IF ISSUING COMPANIES OR REINSURERS ARE UNWILLING TO PARTICIPATE IN INSURANCE ARRANGED BY TRM, OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.
     TRM produces insurance for other insurance companies, which we call TRM's issuing companies that in turn cede 100% of the business to reinsurers, including TICNY. TRM receives commissions and fees for producing the insurance and arranging the reinsurance. TRM's ability to generate fee income therefore depends upon the willingness of issuing companies to write the business produced by TRM, which depends upon the willingness of reinsurers, including TICNY, to assume the risk on the business produced by TRM. For example, in 2001 commission revenue generated by TRM's managing general agency began to decline, as we were unable to secure favorable reinsurance terms for the business produced for TRM's issuing companies due to the unfavorable loss experience on that business during the soft market. Currently, all of the premium produced by TRM is written through two issuing insurance companies, Virginia Surety Company, Inc. ("Virginia Surety") and State National Insurance Company, Inc. ("State National"). The contracts with these companies are terminable by either party upon 90 days notice. If we are unable to successfully structure a reinsurance transaction that would be satisfactory to these issuing companies or if the issuing companies are otherwise unwilling to do business with us, and we are unable to find additional or replacement issuing companies, we would have to rely on our own insurance company to write the premium currently produced by TRM for these issuing companies or else forego some or all of this business and the associated fee revenues. Writing this business in our own insurance company would require us to bear additional insurance risk. Depending on our insurance company's statutory surplus and our premium growth, we may not be able to write some or all of this business. Accordingly, the inability to retain or replace a TRM issuing company or to obtain reinsurance acceptable to us or the issuing companies could have a material adverse effect on our financial condition or results of operations.

     AN ISSUING COMPANY'S INSOLVENCY OR WEAKENED FINANCIAL CONDITION MAY HAVE AN ADVERSE IMPACT ON TRM'S REVENUES.
     In the event of the insolvency or liquidation of an issuing company or other event having a negative impact on the financial strength of an issuing company, TRM may be unable to collect commissions due on policies written through that issuing company and may be unable to collect other fees due such as claims administration fees. Commission revenue on policies written through TRM's issuing companies represented 10.7% of consolidated revenues in 2004 and 2003, 7.5% in 2002 and 24.5% in 2001.

     For example, one of TRM's previous issuing companies, Legion Insurance Company ("Legion"), was placed into rehabilitation in March of 2002 and then subsequently declared insolvent and placed into liquidation in July of 2003. Although we were able to minimize the adverse financial impact in this case by terminating our agreement with Legion prior to regulatory action being taken, the insolvency, receivership, liquidation or weakened financial condition of one of TRM's issuing companies would leave TRM with no guarantee of full or partial payments of monies due. Accordingly, as a result of such an event, our financial condition or results of operations could be materially adversely affected.

     OUR INVESTMENT PERFORMANCE MAY SUFFER AS A RESULT OF ADVERSE CAPITAL MARKET DEVELOPMENTS OR OTHER FACTORS, WHICH MAY AFFECT OUR FINANCIAL RESULTS AND ABILITY TO CONDUCT BUSINESS.
     We invest the premium we receive from policyholders until it is needed to pay policyholder claims or other expenses. At December 31, 2004, our invested assets consisted of $224.5 million in fixed maturity securities, $2.5 million in equity securities $1.4 million in common trust securities - statutory business trusts. Additionally, we held $55.2 million in cash and cash equivalents. In 2004, we earned $5.1 million of net investment income representing 4.7% of our total revenues and 34.4% of our pre-tax income. Our funds are invested by a professional investment advisory management firm under the direction of our management team in accordance with detailed investment guidelines set by us. See "Item 1.--Investments". Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. (Interest rate risk is discussed below under the heading, "--We may be adversely affected by interest rate changes"). In particular, the volatility of our claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business.

     WE MAY BE ADVERSELY AFFECTED BY INTEREST RATE CHANGES.
     Our operating results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains interest rate sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. A significant increase in interest rates could have a material adverse effect on our financial condition or results of operations. Generally, bond prices decrease as interest rates rise. Changes in interest rates could also have an adverse effect on our investment income and results of operations. For example, if interest rates decline, investment of new premiums received and funds reinvested will earn less than expected.

     In addition, our investment portfolio includes mortgage-backed securities. As of December 31, 2004, mortgage-backed securities constituted approximately 28.1% of our invested assets. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. When interest rates fall, mortgage-backed securities are prepaid more quickly than expected and the holder must reinvest the proceeds at lower interest rates. Our mortgage-backed securities currently consist of securities with features that reduce the risk of prepayment, but there is no guarantee that we will not invest in other mortgage-backed securities that lack this protection. In periods of increasing interest rates, mortgage-backed securities are prepaid more slowly, which may require us to receive interest payments that are below the interest rates then prevailing for longer than expected.

     Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

     WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY NOT BE AVAILABLE OR ONLY AVAILABLE ON UNFAVORABLE TERMS.
     Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements and/or cover losses, we may need to raise additional funds through financings or curtail our growth. Based on our current operating plan, we believe current capital together with our anticipated retained earnings, will support our operations without the need to raise additional capital. However, we cannot provide any assurance in that regard, since many factors will affect our capital needs and their amount and timing, including our growth and profitability, our claims experience, and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we had to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of the shares offered hereby. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

     THE REGULATORY SYSTEM UNDER WHICH WE OPERATE, AND POTENTIAL CHANGES THERETO, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.
     TICNY is subject to comprehensive regulation and supervision in New York, which is the only state in which TICNY is presently licensed. The purpose of the New York insurance laws and regulations is to protect insureds, not our stockholders. These regulations are generally administered by the New York State Insurance Department and relate to, among other things:

     o   standards of solvency, including risk based capital measurements;

     o   restrictions on the nature, quality and concentration of investments;

     o   required methods of accounting;

     o rate and form regulation pertaining to certain of our insurance businesses; and

     o potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

     Significant changes in these laws and regulations could make it more expensive to conduct our business. The New York Insurance Department also conducts periodic examinations of the affairs of insurance companies and requires the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.

     TICNY may not be able to obtain or maintain necessary licenses, permits, authorizations or accreditations in New York or in new states we intend to enter, or may be able to do so only at significant cost. In addition, we may not be able to comply fully with or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance companies or holding companies. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or engage in certain activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions, which could have a material adverse effect on our business. In addition, changes in the laws or regulations to which our operating subsidiaries are subject could adversely affect our ability to operate and expand our business or could have a material adverse effect on our financial condition or results of operations.

     In recent years, the U.S. insurance regulatory framework has come under increased Federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the National Association of Insurance Commissioners ("NAIC"), which is an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly re-examine existing laws and regulations, often focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our financial condition or results of operations. The recent highly publicized investigations of the insurance industry by the New York State Attorney General and other regulators and government officials have led to, and may continue to lead to, additional legislative and regulatory requirements for the insurance industry and may increase the costs of doing business.

     The activities of TRM are subject to licensing requirements and regulation under the laws of New York and New Jersey. TRM's business depends on the validity of, and continued good standing under, the licenses and approvals pursuant to which it operates, as well as compliance with pertinent regulations.

     Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally such authorities are vested with relatively broad and general discretion as to the granting, renewing and revoking of licenses and approvals. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to clients and fines. In some instances, TRM follows practices based on its or its counsels' interpretations of laws and regulations, or those generally followed by the industry, which may prove to be different from those of regulatory authorities.

     IF NEW YORK DRASTICALLY INCREASES THE ASSESSMENTS TICNY IS REQUIRED TO PAY, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION WILL SUFFER.
     TICNY is subject to assessments in New York for various purposes, including the provision of funds necessary to fund the operations of the New York Insurance Department and the New York Security Fund, which pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies. In 2004, the assessment for the New York Insurance Department was $556,000 and the New York Security Fund assessment was $435,000. These assessments are generally set based on an insurer's percentage of the total premiums written in New York State within a particular line of business. The Company is permitted to assess premium surcharges on workers' compensation policies that are based on statutorily enacted rates. However, assessments by the various workers' compensation funds have recently exceeded the permitted surcharges resulting in additional expenses of $1,143,000 in 2004. As of December 31, 2004 the liability for the various workers' compensation funds, which includes amounts assessed on workers' compensation policies was $1,839,000. This amount is expected to be paid over an eighteen month period ending June 30, 2006. As our company grows, our share of any assessments may increase. However, we cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments could have a material adverse effect on our financial condition or results of operations.

     OUR ABILITY TO MEET ONGOING CASH REQUIREMENTS AND PAY DIVIDENDS MAY BE LIMITED BY OUR HOLDING COMPANY STRUCTURE AND REGULATORY CONSTRAINTS.
     Tower is a holding company and, as such, has no direct operations of its own. Tower does not expect to have any significant operations or assets other than its ownership of the shares of its operating subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our stockholders. TICNY is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. As of December 31, 2004, the maximum amount of distributions that TICNY could pay to Tower without approval of the New York Insurance Department was $2.8 million. The inability of TICNY to pay dividends and other permitted payments in an amount sufficient to enable us to meet our cash requirements at the holding company level would have a material adverse effect on our operations and our ability to pay dividends to our stockholders. While we currently intend to pay dividends, if you require dividend income you should carefully consider these risks before relying on an investment in our company. For more information regarding restrictions on the payment of dividends. See "Item 5.-Dividend Policy" and "Item 1.-Regulation".

     ALTHOUGH WE HAVE PAID CASH DIVIDENDS IN THE PAST, WE MAY NOT PAY CASH DIVIDENDS IN THE FUTURE.
     We have a history of paying dividends to our stockholders when sufficient cash is available, and we currently intend to pay dividends in each quarter of 2005. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors, including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner previously discussed in this section. Also, there can be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution. See "Item 5.-Dividend Policy".

RISKS RELATED TO OUR INDUSTRY

     THE THREAT OF TERRORISM AND MILITARY AND OTHER ACTIONS MAY ADVERSELY AFFECT OUR INVESTMENT PORTFOLIO AND MAY RESULT IN DECREASES IN OUR NET INCOME, REVENUE AND ASSETS UNDER MANAGEMENT.
     The threat of terrorism, both within the United States and abroad, and military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets in the United States, Europe and elsewhere, as well as loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures.

     We cannot predict at this time whether and the extent to which industry sectors in which we maintain investments may suffer losses as a result of potential decreased commercial and economic activity, or how any such decrease might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities, or how the value of any underlying collateral might be affected.

     We can offer no assurances that terrorist attacks or the threat of future terrorist events in the United States and abroad or military actions by the United States will not have a material adverse effect on our business, financial condition or results of operations.

     OUR RESULTS OF OPERATIONS AND REVENUES MAY FLUCTUATE AS A RESULT OF MANY FACTORS, INCLUDING CYCLICAL CHANGES IN THE INSURANCE INDUSTRY, WHICH MAY CAUSE THE PRICE OF OUR SECURITIES TO BE VOLATILE.
     The results of operations of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

     o   competition;

     o rising levels of loss costs that we cannot anticipate at the time we price our products;

     o volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;

     o   changes in the level of reinsurance capacity and capital capacity;

     o changes in the amount of loss and loss adjustment expense reserves resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers' liabilities; and

     o fluctuations in equity markets and interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may impact the ultimate payout of losses.

     The supply of insurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. Premium levels for many products have increased in recent years. However, beginning in the latter part of 2004, rates for property and casualty insurance products began to moderate, and for certain products, began to decrease due to increased levels of competition. A. M. Best estimates that industry wide growth in net premiums written in the homeowner's line slowed in 2003 and 2004, and is expected to slow further in 2005, while industry wide net premiums written in commercial lines grew significantly less in 2004 than in 2003 and are projected to decline slightly in 2005. The supply of insurance and reinsurance as measured by the amount of industry policyholders' surplus has increased and may continue to increase, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease further. Industry policyholders' surplus increased to record levels in 2004 to approximately $387.5 billion as projected by A.M. Best, a 9.5% increase over 2003. This additional underwriting capacity may result in increased competition from other insurers seeking to expand the types or amount of business they write or cause a shift in focus by some insurers to maintaining market share at the expense of underwriting discipline. These factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly, and we expect to experience the effects of such cyclicality. This cyclicality could have a material adverse effect on our results of operations and revenues, which may cause the price of our securities to be volatile. See "Item 1.-Industry Background" for a more detailed discussion of the cyclicality of the insurance industry.

NOTE ON FORWARD-LOOKING STATEMENTS
     Some of the statements under "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this Form 10-K may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance sector in general. Statements that include the words "expect," "intend," "plan," "believe," "project," "estimate," "may," "should," "anticipate," "will" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the Federal securities laws or otherwise.

     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described under "Item 1.-Risk Factors" and the following:

     o ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

     o developments that may delay or limit our ability to enter new markets as quickly as we anticipate;

     o increased competition on the basis of pricing, capacity, coverage terms or other factors;

     o greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

     o   the effects of acts of terrorism or war;

     o developments in the world's financial and capital markets that adversely affect the performance of our investments;

     o changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;

     o acceptance of our products and services, including new products and services;

     o changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

     o changes in the percentage of our premiums written that we ceded to reinsurers;

     o   decreased demand for our insurance or reinsurance products;

     o loss of the services of any of our executive officers or other key personnel;

     o   the effects of mergers, acquisitions and divestitures;

     o   changes in rating agency policies or practices;

     o   changes in legal theories of liability under our insurance policies;

     o   changes in accounting policies or practices; and

     o changes in general economic conditions, including inflation, interest rates and other factors.

     The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

     If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. Any forward-looking statements you read in this Form 10-K reflect our views as of the date of this Form 10-K with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. Before making an investment decision, you should specifically consider all of the factors identified in this Form 10-K that could cause actual results to differ.

ITEM 2.  PROPERTIES

     We lease approximately 54,000 square feet of space at 120 Broadway, New York, New York, on the entire 14th floor and a part of the 17th floor. We pay an annual rent of $1,336,000, which will increase by the terms of the lease agreement on September 16, 2005 to $1,354,000. The expiration date of the lease is May 15, 2008, upon which date we have an option to extend the term of the lease for a single renewal term of five years. If we exercise the option for renewal, the rent will be adjusted to reflect the fair market rental value at the time of renewal.

     During the fourth quarter of 2004, we established two branch offices. The first was set up in Melville, New York (Long Island Branch) for 17,127 square feet of space at 225 Broadhollow Road, Melville, New York. We entered into a sublease agreement for this property from April 15, 2005 until September 30, 2006 and entered into a lease agreement for the same property for the period commencing October 1, 2006 that will expire in 10 years and 8 months. The second branch was set up for 4,900 square feet of temporary space in Buffalo, New York (Buffalo Branch).

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we are involved in various legal proceedings in the ordinary course of business. For example, to the extent a claim asserted by a third party in a law suit against one of our insureds is covered by a particular policy, we may have a duty to defend the insured party against the claim. These claims may relate to bodily injury, property damage or other compensable injuries as set forth in the policy. Thus, when such a lawsuit is submitted to us, in accordance with our contractual duty we appoint counsel to represent any covered policyholders named as defendants in the lawsuit. In addition, from time to time we may take a coverage position (e.g., denying coverage) on a submitted property or liability claim with which the policyholder is in disagreement. In such cases, we may be sued by the policyholder for a declaration of its rights under the policy and/or for monetary damages, or we may institute a lawsuit against the policyholder requesting a court to confirm the propriety of our position. We do not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on our business, results of operations or financial condition.

     In addition to litigation arising from the policies we issue, as with any company actively engaged in business, from time to time we may be involved in litigation involving non-policyholders such as vendors or other third parties with whom we have entered into contracts and out of which disputes have arisen, or litigation arising from employment related matters, such as actions by employees claiming unlawful treatment or improper termination. There are no suits of a material nature and of the type described above presently pending against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

SHAREHOLDERS
     The Company's common stock is traded on the Nasdaq National Market System under the ticker symbol "TWGP". The Company has one class of authorized capital stock for 40,000,000 shares at a par value of $0.01 per share.

     On October 20, 2004, the Securities and Exchange Commission declared the Company's registration statement effective. The Company's IPO was for 13,000,000 shares and was priced at $8.50 per share. On the same date, the Company also offered a concurrent private placement of 500,000 shares of its common stock to an affiliate of Friedman, Billings, Ramsey & Co., Inc., the lead underwriter for the Company's IPO, at a price of $8.50 per share.

     On November 10, 2004 the underwriters exercised their 30-day over-allotment option after the Company's IPO. Pursuant to this exercise, the underwriters purchased 629,007 additional shares of common stock from the Company and 1,320,993 shares of common stock from selling shareholders.

     As of March 1, 2005, there were 19,737,168 common shares issued and outstanding held by 139 shareholders of record.

PRICE RANGE OF COMMON STOCK
     The high, low and close prices for shares as quoted on the Nasdaq from the period of our IPO, October 20, 2004 to December 31, 2004 are $12.55, $8.50 and $12.00 respectively.

DIVIDEND POLICY
     Our Board of Directors currently intends to authorize the payment of quarterly dividend of $0.025 per share of common stock to our stockholders of record. Any determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our Board of Directors deems relevant.

     We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of TICNY to pay dividends to us. TICNY is subject to significant regulatory restrictions limiting its ability to declare and pay dividends.

     The New York Insurance Department must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding twelve months, exceeds the lesser of (1) 10% of TICNY's policyholders' surplus as shown on its latest statutory financial statements filed with the New York State Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months. TICNY paid approximately $850,000, $364,000 and $1,555,000 in dividends to Tower in 2004, 2003, and 2002, respectively. As of December 31, 2004, the maximum distribution that TICNY could pay without prior regulatory approval was approximately $2.8 million.

     Pursuant to the terms of the subordinated debentures underlying our trust preferred securities, Tower and its subsidiaries cannot declare or pay any dividends if we are in default of or if we have elected to defer payments of interest on those debentures.

     Effective upon the closing of the Company's IPO, on October 20, 2004, the Company effected a 1.8:1 stock split while maintaining a par value of $0.01 after the split, and a restatement of the Company's Certificate of Incorporation which, among other things, classified the Class A and Class B common stock into one class of common stock and increased the authorized common stock to 40,000,000 shares.

     The Company declared dividends on common and preferred stock as follows in (000's):

                                               2004         2003          2002
                                              -----        ------        ------
Common stock dividends declared               $  493       $   --        $  473
Class A common stock dividends declared          228          293            --
Class B common stock dividends declared          281        1,403            --
                                              ------       ------        ------
  Total common stock dividends declared        1,002        1,696           473
  Preferred stock dividends declared              --          158           315
                                              ------       ------        ------
  Total dividends declared                    $1,002       $1,854        $  788
                                              ======       ======        ======

     The Company declared dividends per share on common stock as follows:

                                2004              2003              2002
                              -------            ------           -------
Common Stock                  $0.0250                 --          $0.1048
Class A Stock                 $0.1137            $0.1465               --
Class B Stock                 $0.1142            $0.5773               --

     Preferred stock dividends of $130,000 and $158,000 for the twelve months ending December 31, 2004 and the last six months of 2003, respectively, were included in interest expense in accordance with SFAS 150. The preferred stock dividends for the first six months of 2003 were $158,000 and for the twelve months ending December 31, 2002 were $315,000 and were recorded as a reduction to stockholders' equity.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The selected consolidated income statement data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2004 and 2003 are derived from our audited financial statements included elsewhere in this document, which have been prepared in accordance with GAAP and have been audited by Johnson Lambert & Co., our independent public accounting firm. The selected consolidated income statement data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 are derived from our unaudited financial statements. These historical results are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information along with the information contained in this document, including "Item 7.-Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                                                                      2000
                                                     2004            2003            2002            2001          (UNAUDITED)
                                                    --------      --------         --------        --------        -----------
                                                             ($ in thousands, except share and per share amounts)
INCOME STATEMENT DATA
Gross premiums written                              $177,766      $134,482         $106,740        $ 59,698         $ 26,084
Ceded premiums written                                79,691       105,532           79,411          48,372           20,715
                                                    --------      --------         --------        --------         --------
Net premiums written                                $ 98,075      $ 28,950         $ 27,329        $ 11,326         $  5,369
                                                    ========      ========         ========        ========         ========

Net premiums earned                                 $ 45,564      $ 22,941         $ 26,008        $  6,974         $  5,888
Ceding commission revenue                             39,983        35,605           21,872          10,456            6,412
Insurance services revenue                            16,381        12,830           12,428          14,419           19,035
Net investment income                                  5,070         2,268            1,933             828              644
Net realized gains (loss) on investments                  13           493               95              69               25
Policy billing fees                                      679           545              376             144               --
                                                    --------      --------         --------        --------         --------
      Total revenues                                 107,690        74,682           62,712          32,890           32,004

Losses and loss adjustment expenses                   27,060        15,071           16,356           5,339            4,676
Operating expenses:
   Direct and ceding commission expenses              32,825        26,158           19,187          12,540           13,389
   Other operating expenses(1)                        29,954        22,337           17,279          14,388           15,525
Interest expense                                       3,128         1,462              122              73               56
                                                    --------      --------         --------        --------         --------
      Total expenses                                  92,967        65,028           52,944          32,340           33,646
Income (loss) before income taxes                     14,723         9,654            9,768             550           (1,642)
Income tax expense (benefit)                           5,694         3,374            4,135             189             (402)
                                                    --------      --------         --------        --------         --------
Net income (loss)                                   $  9,029      $  6,280         $  5,633        $    361         $ (1,240)
                                                    ========      ========         ========        ========         ========
Net income (loss) available to common
   stockholders                                     $  9,029      $  6,122         $  5,318        $     46         $ (1,555)
                                                    ========      ========         ========        ========         ========

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                                                                      2000
                                                     2004            2003            2002            2001          (UNAUDITED)
                                                 -----------    ------------    ------------   ------------     --------------
                                                             ($ in thousands, except share and per share amounts)
PER SHARE DATA
Basic earnings (loss) per share                  $      1.23    $       1.37    $       1.18   $        0.01    $      (0.35)

Diluted earnings (loss) per share                $      1.06    $       1.09    $       0.94   $        0.01    $      (0.35)
Basic weighted average outstanding                 7,335,286       4,453,717       4,500,000       4,500,000       4,500,000
Diluted weighted average per shares
   outstanding                                     8,565,815       5,708,016       5,761,949       4,621,115       4,500,000

SELECTED INSURANCE RATIOS
Gross loss ratio(2)                                     55.2%           60.8%           63.8%           73.0%           66.1%
Gross underwriting expense ratio(3)                     31.1%           30.0%           31.0%           33.8%           32.6%
                                                 -----------    ------------    ------------   -------------    ------------

Gross combined ratio(4)                                 86.3%           90.8%           94.8%          106.8%           98.7%
                                                 ===========    ============    ============   =============    ============

Net loss ratio(5)                                       59.4%           65.7%           62.9%           76.6%           79.4%
Net underwriting expense ratio(6)                       16.2%            4.4%           18.5%           25.7%           32.6%
                                                 -----------    ------------    ------------   -------------    ------------

Net combined ratio(7)                                   75.6%           70.1%           81.4%          102.3%          112.0%
                                                 ===========    ============    ============   =============    ============


                                                                   AS OF DECEMBER 31,
                                                                                                       2000
                                              2004           2003          2002          2001      (UNAUDITED)
                                          -----------    ----------    ---------     --------     -------------
                                                  ($ in thousands, except share and per share amounts)
SUMMARY BALANCE SHEET DATA
Cash and cash equivalents                 $    55,201    $   30,339    $   3,399     $  13,186    $   4,845
Investments at fair market value              228,434        57,349       39,618        17,771       10,643
Reinsurance recoverable                       101,173        84,760       55,110        33,085       23,035
Deferred acquisition costs, net                18,740           573           --            --          569
Total assets                                  494,147       286,592      186,116       124,008       69,960

Reserve for losses and loss adjustment
expenses                                      128,722        99,475       65,688        37,637       28,507
Unearned premium                               95,505        70,248       57,012        37,202       13,731
Long-term debt and redeemable preferred
   stock                                       47,426        29,208        3,000         3,000        3,000
Deferred ceding commission revenue, net            --            --        3,494         5,984            --
Total stockholders' equity                    129,447        13,061        9,067         3,336        3,473

PER SHARE DATA:
Book value per share(8)                   $      6.56    $     2.96    $    2.01     $    0.74    $    0.77
Diluted book value per share(9)           $      6.45    $     2.38    $    1.62     $    0.61    $    0.64
Dividends declared per share
   Common Stock                           $    0.0250    $       --    $  0.1048     $  0.0486    $  0.0464
   Class A Stock                          $    0.1137    $   0.1465    $      --     $      --    $      --
   Class B Stock                          $    0.1142    $   0.5773    $      --     $      --    $      --


(1) Includes acquisition expenses and other underwriting expenses (which are general administrative expenses related to underwriting operations in our insurance company) as well as other insurance services expenses (which are general administrative expenses related to insurance services operations).
(2) The gross loss ratio is calculated by dividing gross losses (consisting of losses and loss adjustment expenses) by gross premiums earned.

(3) The gross underwriting expense ratio is calculated by dividing gross underwriting expenses (consisting of direct commission expenses and other underwriting expenses net of policy billing fees) by gross premiums earned.
(4) The gross combined ratio is the sum of the gross loss ratio and the gross underwriting expense ratio.
(5) The net loss ratio is calculated by dividing net losses by net premiums earned.
(6) The net underwriting expense ratio is calculated by dividing net underwriting expenses (consisting of direct commission expenses and other underwriting expenses net of policy billing fees and ceding commission revenue) by net premiums earned. Because the ceding commission revenue we earn on our ceded premiums has historically been higher than our expenses incurred to produce those premiums, our extensive use of quota share reinsurance has caused our net underwriting expense ratio to be lower than our gross underwriting expense ratio under GAAP.
(7) The net combined ratio is the sum of the net loss ratio and the net underwriting expense ratio.
(8) Book value per share is based on total stockholders' equity divided by common shares outstanding at year end.
(9) Diluted book value per share is calculated based on total stockholders' equity divided by the sum of the number of shares of common stock outstanding plus the appropriate common stock equivalents for stock options, warrants and restricted stock using the treasury stock method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-K. It contains forward-looking statements that involve risks and uncertainties. See "Item 1.-Note on Forward-Looking Statements" for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly under the headings "Item 1.-Risk Factors" and "Item 1.-Note on Forward-Looking Statements."

OVERVIEW
     We provide a broad range of property and casualty insurance products as well as reinsurance through TICNY, our insurance company subsidiary. We also provide managing general underwriting, claims administration and reinsurance intermediary services through TRM, our insurance services subsidiary.

     We manage these operations through three business segments: insurance (commercial and personal lines underwriting), reinsurance, and insurance services (managing general agency, claims administration and reinsurance intermediary operations).

     In our insurance segment, TICNY provides commercial and personal lines insurance policies to businesses and individuals. TICNY's commercial lines products include commercial multiple-peril (provides both property and liability insurance), monoline general liability (insures bodily injury or property damage liability), commercial umbrella, monoline property (insures buildings, contents or business income), workers' compensation and commercial automobile policies. Its personal lines products consist of homeowners, dwelling and other liability policies. In our reinsurance segment, TICNY assumes reinsurance directly from the insurance companies for which TRM produces insurance premiums (which we refer to as TRM's "issuing companies") or indirectly from reinsurers that provide reinsurance coverage directly to these issuing companies. In our insurance services segment, TRM generates commission income from its managing general agency by producing premiums on behalf of its issuing companies and generates fees by providing claims administration and reinsurance intermediary services.

INITIAL PUBLIC OFFERING
     On June 22, 2004 the Company's Board of Directors approved a 1.8:1 stock split, the maintaining of a par value of $0.01 after the split and the amendment and restatement of the Company's Certificate of Incorporation which among other things, combined the Class A and Class B common stock into one class of common stock and increased the authorized common stock to 40,000,000 shares. These actions became effective on October 20, 2004, which is the effective date of the Company's IPO. All consolidated financial statements and per share amounts have been retroactively adjusted for the above stock split and maintaining the par value at $0.01 per share.

     On October 20, 2004, the Company sold 13,000,000 shares in its IPO at $8.50 per share. On the same date, the Company also effected a concurrent private placement of 500,000 shares of its common stock to an affiliate of Friedman, Billings, Ramsey & Co., Inc., the lead underwriter for the Company's IPO, at a price of $8.50 per share. On November 10, 2004 the underwriters exercised their 30-day over-allotment option after the Company's IPO. Pursuant to this exercise, the underwriters purchased 629,007 additional shares of common stock from the Company and 1,320,993 shares of common stock from selling shareholders. The Company received net cash proceeds of $107,845,000 from the offering and concurrent private placement after the underwriting discounts, commissions and offering expenses. The total costs of the IPO and private placement were $12,252,000 of which $8,407,000 was for the underwriters discount, and $3,845,000 was for all other costs. Costs of the IPO have been reflected as a reduction in Paid-in-Capital.

SHELL ACQUISITION
     In January 2005, the Company announced that it entered into a stock purchase agreement to acquire North American Lumber Insurance Company ("NALIC"), a shell company with active licenses in the following nine states: New Jersey, Connecticut, Massachusetts, Rhode Island, Vermont, Maryland, Delaware, South Carolina and Wisconsin. Tower Group, Inc. will pay $1,050,000 in cash at closing. An additional $75,000 per state will be paid within one year of the closing date contingent upon license reactivation in each of Pennsylvania and Maine.

     NALIC will be initially capitalized with part of the $26,000,000 raised by Tower Group, Inc. through two trust preferred securities offerings in December, 2004. According to the terms of the agreement, all liabilities and assets of NALIC (which will be renamed) will be transferred to a liquidating trust prior to closing with the exception of its charter and insurance licenses. The transaction has obtained court approval in Massachusetts and is expected to close in March or April of 2005.

MARKETPLACE CONDITIONS AND TRENDS
     The property and casualty insurance industry is affected by naturally occurring industry cycles known as "hard" and "soft" markets. Since we began operations in 1990 and continuing into 2000, we operated in a soft market cycle, generally considered an adverse industry cycle in the property and casualty insurance industry. A soft market cycle is characterized by intense competition that results in inadequate pricing, expanded coverage terms and increased commissions paid to distribution sources in order to compete for business. We believe that a hard market began sometime in late 2000. A hard market, generally considered a beneficial industry trend, is characterized by reduced competition that results in higher pricing, reduced coverage terms and lower commissions paid to acquire business. While we sustained minimal losses from the September 11, 2001 terrorist attacks, the hard market conditions were significantly intensified after this event.

     Our perception of the shift in the property and casualty industry cycles led to a revision of our business model. Until 2001, we relied upon reinsurance and the capacity provided by TRM's issuing companies to support the expansion of the premium volume we produced. A soft reinsurance market during that period enabled us to secure favorable reinsurance terms and conditions for TICNY and for the issuing companies utilized by TRM.

     Beginning in 2001, commission revenue generated by TRM's managing general agency began to decline, as we were unable to secure favorable reinsurance terms for the business produced for TRM's issuing companies due to the unfavorable loss experience on that business during the soft market. TICNY, however, was able to maintain favorable reinsurance terms due to the profitability of its business. As a result, we began to significantly increase TICNY's gross premiums written and de-emphasized producing premiums through TRM. We also began to reduce the percentage of premiums ceded by TICNY to our quota share reinsurers, increasing our net premiums written. On March 1, 2001, we entered into an agreement with one of our main regional insurance company competitors, Empire Insurance Group ("Empire"), to acquire the renewal rights for a significant portion of Empire's business. This transaction added gross premiums written of $41.1 million in TICNY and $426,000 in TRM's issuing companies during the first twelve months after we acquired the business.

     TICNY's gross premiums written in 2004, 2003 and 2002 were $177.8 million, $134.5 million and $106.7 million, respectively. After significant pricing increases and reunderwriting that began in 2001, TRM's underlying business also became profitable in 2003 and the premiums produced by TRM in 2004, 2003 and 2002 were $53.4 million, $39.5 million and $24.3 million, respectively.

     Premium levels for many products have increased in recent years. However, beginning in 2004, rates for property and casualty insurance products began to moderate, and for certain products, began to decrease due to increased levels of competition. A. M. Best estimates that industry wide growth in net premiums written in the homeowner's line to be 7.9% in 2004, from 14.1% in 2003, and is expected to slow further to a projected 5.0% in 2005. A.M. Best also estimated that industry wide growth in net premiums written in commercial lines slowed significantly in 2004 to an estimated 4.8% from 12.3% in 2003 and that commercial lines net premium written in 2005 is projected to decline by 1.0%. The supply of insurance and reinsurance as measured by the amount of industry policyholders' surplus has increased and may continue to increase. Industry policyholders' surplus increased to record levels in 2004 to approximately $387.5 billion as projected by A.M. Best, a 9.5% increase over 2003. This additional underwriting capacity may result in increased competition from other insurers in order to generate an adequate return on capital or cause a shift in focus by some insurers to maintaining market share at the expense of underwriting discipline. These factors could lead to a significant reduction in premium rates and less favorable policy terms. However, we believe that premium levels remain relatively attractive in the sizeable underserved market segments where we can continue to maintain underwriting discipline and selectivity in low hazard classes of business, as well as adequate pricing and coverage terms. Additionally, our broad product line platform allows us to achieve an optimal business mix in response to varying market conditions.

PRINCIPAL REVENUE AND EXPENSE ITEMS
     We derive our revenue from the net premiums earned, ceding commissions, direct commission revenue and fees and net investment income and net realized gains from investments. The limited surplus in our insurance company before our October 2004 IPO constrained our ability to write net premiums because we are required to maintain a minimum level of surplus to support premiums. As a result, we ceded premiums to generate ceding commissions in our insurance company, and we produced premiums for TRM's issuing companies to generate non-risk bearing revenues in our insurance services operation. Consistent with this strategy, during the five years ended December 31, 2004, we derived 34.6% and 36.9% of our total revenues from net premiums earned and ceding commissions, respectively from our insurance company and 24.8% of our total revenue from direct commission and fees from our insurance services operation. Our investment income and realized gains from investments comprised 3.7% of our total revenues during this period. However, we contributed $98 million of the proceeds from the IPO and the concurrent offering to TICNY, which increased its statutory surplus. Additionally, TICNY received a rating upgrade from A.M Best to "A-" (Excellent). With the increased surplus and higher rating we plan to increase net premiums written. In order to more fully deploy the additional surplus capital, TICNY decreased its quota share ceding percentage to 25% from 60% beginning October 1, 2004. See "Item 7.-Outlook" for additional discussion of changes in the components of principal revenue items resulting from the IPO and concurrent private placement.

     Net premiums earned. Premiums written include all premiums received by an insurance company during a specified accounting period, even if the policy provides coverage beyond the end of the year. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in the unearned premium reserve and are realized as income in subsequent periods over the remaining term of the policy. Our policies typically have a term of 12 months. Thus, for example, for a policy that is written on July 1, 2004, one-half of the premiums would be earned in 2004 and the other half would be earned in 2005.

     Net premiums earned are the earned portion of our net premiums written. Net premiums written are equal to the difference between gross premiums written and premiums ceded to reinsurers, or ceded premiums written. Our gross premiums (written and earned) are the sum of both direct premiums from our insurance segment and assumed premiums from our reinsurance segment. Throughout this Form 10-K, direct and assumed premiums (written or earned) separately or together are also referred to as gross premiums.

     Net investment income and realized gains and losses on investments. We invest our statutory surplus and the funds supporting our insurance reserves (including unearned premium reserve and the reserves established to pay for losses and loss adjustment expenses) in cash, cash equivalents and securities. Our investment income includes interest and dividends earned on our invested assets. Realized gains and losses on invested assets are reported separately from net investment income. We earn realized gains when invested assets are sold for an amount greater than their amortized cost in the case of fixed maturity securities and cost in the case of equities and recognize realized losses when invested assets are written down or sold for an amount less than their amortized cost or cost, as applicable.

     Ceding commission revenues. We earn ceding commission revenues on the gross premiums written that we cede to reinsurers.

     Direct commission revenues and fees. Direct commission revenues and fees consist of commissions earned by TRM on premiums produced by its managing general agency and fees earned from its claims administration and reinsurance intermediary services. It also includes policy billing fees that we earn in the course of collecting premiums from our policyholders. This fee is charged primarily on small policies written through our insurance segment.

     Our expenses consist primarily of:

     Losses and loss adjustment expenses. We establish loss and loss adjustment expense reserves in an amount equal to our estimate of the ultimate liability for claims under our insurance policies and the cost of adjusting and settling those claims. Our provision for loss and loss adjustment expense reserves in any period, which is the expense recorded, includes estimates for losses incurred during the period and changes in estimates for prior periods.

     Operating expenses. In our insurance and reinsurance segments, we refer to the operating expenses that we incur to underwrite risks as underwriting expenses. Underwriting expenses consist of direct and ceding commission expenses and other underwriting expenses. In our insurance services segment, we refer to our operating expenses as insurance services expenses, which consist of direct commission expense and other insurance services expenses. On a consolidated basis, operating expenses for all three business segments are divided into direct and ceding commission expenses and other operating expenses as explained below:

    o Direct and ceding commission expenses. We pay direct commission expense to our producers in our insurance segment for the premiums that they generate for us. Our managing general agency also pays direct commission expense to our producers in our insurance services segment. In addition, TICNY also pays ceding commission expense to TRM's issuing companies for the reinsurance premiums that we assume in our reinsurance segment. Ceding commission is typically paid on quota share reinsurance agreements, but not on excess of loss reinsurance agreements.

    o Other operating expenses. Other operating expenses consist of other underwriting expenses related to TICNY's underwriting operations in our insurance and reinsurance segments and other insurance services expenses related to our managing general agency and reinsurance intermediary operations conducted through TRM in our insurance services segment. Other underwriting expenses consist of general administrative expenses such as salaries, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately and boards, bureaus and taxes, which are the assessments of statistical agencies for items such as rating manuals, rating plans and experience data, as well as state and local taxes based on premiums, licenses and fees, assessments for fire patrol and contributions to workers' compensation and state and local security funds. Other insurance services expenses include general administrative expenses, principally reimbursements to TICNY for underwriting services, and exclude expenses that are incurred by TRM's issuing companies such as boards, bureau and taxes. It also excludes general administrative expenses related to claims administration services, which is billed on an hourly basis to TRM's issuing companies.

    o Interest expense. We pay interest on our loans, on subordinated debentures and on segregated assets placed in trust accounts on a "funds withheld" basis in order to collateralize reinsurance recoverables.

    o Income taxes. We pay Federal, state and local income taxes and other taxes.

OUTLOOK
     After the IPO and concurrent private placement in October 2004 we contributed $98 million of the proceeds to increase the surplus of our insurance company and received a rating upgrade to A- from A.M. Best. In January 2005, we agreed to acquire a shell company that has 16 state insurance licenses (nine of them active) for $1.1 million. Additionally, in December 2004 we raised additional debt capital amounting to $26.0 million through the issuance of subordinated debentures underlying trust preferred securities. We plan to use the majority of the proceeds of the issuance of the trust preferred securities to capitalize the shell company upon closing of the acquisition which is expected in March or April 2005.

     With the increased surplus in our insurance company, we plan to increase our net premiums written up to a level that will maximize the use of our capital while continuing to maintain a favorable rating from various rating agencies. In the event that we generate premiums in excess of this level, we plan to utilize quota share reinsurance and TRM's issuing companies to support this additional premium volume and generate ceding commission and fee income. In the latter half of 2004, increased competition began to become evident as premium rate increases moderated. See "Item 7.-Marketplace Conditions and Trends". (Our outlook for 2005 discussed below takes into account generally softer market conditions that we expect in 2005, but softening beyond our expectations could cause the actual results to differ from what we currently expect). With the increased capital from the IPO and the concurrent private placement, we anticipate the following changes to our current financial and business structure and certain ratios relative to periods prior to the IPO, including the nine months ended September 30, 2004 to the periods following the IPO:

    o Change in leverage ratios. In 2003, our gross leverage ratio (the ratio of gross premiums written to statutory surplus) was 3.79. For the first nine months in 2004 the annualized gross leverage ratio was 4.10. Our net leverage ratio (the ratio of net premiums written to statutory surplus) was 0.82 in 2003 and an annualized 1.08 on an annualized basis for the first nine months of 2004. The difference between the gross and net leverage ratio, 2.97 in 2003 and 3.02 for the first nine months of 2004, represents ceded premiums in relation to our surplus and is sometimes called the ceded leverage ratio. With the increased capitalization of our insurance company, we plan to target a gross leverage ratio of approximately 1.5 to 2.0, a net leverage ratio of approximately 1.25 to 1.50 and a ceded leverage ratio of up to 0.50 during 2005. The actual gross, net and ceded leverage ratios may vary from the target leverage ratios during that period, and even more significantly thereafter depending upon many factors that affect our rating with various organizations and capital adequacy requirements imposed by insurance regulatory authorities. These factors include but are not limited to the amount of statutory surplus, premium growth, quality and terms of reinsurance (especially regarding collateralization of reinsurance recoverables) and line of business mix.

    o Increased net premiums written. By increasing our net leverage ratio from 0.82 in 2003 and 1.08 on an annualized basis for the first nine months in 2004 to approximately 1.25 to 1.50 in 2005 with the increased surplus in our insurance company, we would increase our underwriting profit from net premiums written if our underwriting results continue to be favorable. The underwriting profit from the increased net premiums written, however, will not be recognized immediately, but over time as net premiums written are earned.

    o Reduced quota share reinsurance ceding. In 2003, our ceded leverage ratio was 2.97 as we ceded 72.4% of our gross premiums written totaling $97.4 million under our quota share treaties. For the first nine months of 2004, the ceded leverage ratio was 3.02 as we ceded 73.6% of our gross premium written. We reduced our ceded leverage ratio to 0.4 on an annualized basis in the fourth quarter of 2004 by reducing the percentage of our premiums ceded under our quota share treaty to 25% effective October 1, 2004. During 2005, we expect to maintain this quota share ceding percentage. In addition, we terminated Converium Reinsurance (North America) Inc.'s participation in our quota share treaty on a cut-off basis effective December 31, 2004. See "Item 1.--Reinsurance--2004 Reinsurance Program". In 2003 and for the first nine months of 2004 our net underwriting expenses were, respectively, $35.6 million and $30.3 million less than our gross underwriting expenses due to ceding commission revenue. Our ceding commission revenue from our quota share reinsurance treaties will be reduced as the volume of reinsurance ceded decreases, but the reduced ceding commission revenue will continue to lower our underwriting expenses and augment our return on equity. In 2003 and for the first nine months of 2004, our ceding commission revenue reduced our gross expense ratio by
         25.6 and 17.3 percentage points, respectively. With the increased capitalization of our insurance company, we expect our ceding commission revenue to reduce our gross expense ratio by up to 3 percentage points depending upon the extent of our use of quota share reinsurance.

    o Reduced reliance on TRM's issuing companies. In 2003 and for the first nine months of 2004, premiums produced by TRM represented approximately 23.0% and 21.8%, respectively, of our gross premiums written by TICNY and premiums produced by TRM. The increase in TICNY's statutory surplus will enable us to reduce our reliance on TRM's issuing companies. TICNY will be able to write directly more of the business that TRM has placed with its issuing companies and therefore reduce the fees retained by TRM's issuing companies for writing this business. As a result, we expect that TRM's premiums produced as a percentage of our gross premiums written by TICNY and premiums produced by TRM will be approximately 10% to 15%. Additionally, TICNY will be able to lower its expense ratio by writing the policies with larger premium per policy than TRM currently produces, since these larger policies entail lower direct commission expense (13.9% in 2004 and for TRM's business compared with 16.6% for TICNY's business) as well as lower underwriting cost relative to the size of the policy. However, we plan to continue to utilize TRM's issuing companies to underwrite specific products in certain market segments, especially in territories outside of New York, and to increase our ability to produce premiums in excess of the premiums that TICNY can generate utilizing its own statutory surplus. By doing so, we plan to continue to generate commissions through our managing general agency and other related fees in our insurance services operation to improve our return on equity. In 2003 and 2004 our insurance services pre-tax income was 6.7% and 3.5% of our net premiums earned. With the increased capitalization of our insurance company, we expect our insurance services pre-tax income to decline to approximately 1% to 2% of our net premiums earned.

    o Increased investment income. TICNY's increase in statutory surplus and in net premiums written will allow us to increase our invested assets. We expect our investment income to increase as our invested assets grow. Since loss and loss adjustment expense reserves are paid out over a number of years, we expect to realize the benefit from increased invested assets over several years.

    o Investment portfolio leverage. When we have fully deployed our capital, we plan to target an invested assets to equity ratio of between 2 to 1 and 3 to 1.

    o Interest expense. With the increased capitalization of our insurance company, we expect our interest expense as a percentage of average stockholders' equity to decrease to approximately 2.0% to 2.5%.

    o Improved ability to increase assumed reinsurance premiums. The increase in TICNY's statutory surplus and the improvement in its rating will enable TICNY to increase its assumed reinsurance from other insurance companies, especially TRM's issuing companies. Due to its limited statutory surplus and rating, TICNY often had relied on other reinsurers to directly reinsure TRM's issuing companies and then cede a modest amount of the assumed premiums to TICNY. As a result, while the underwriting result of the business written through TRM and of the assumed premiums improved significantly in 2003 and 2004, TICNY had not been able to assume a meaningful participation on this business due to statutory surplus constraints.

MEASUREMENT OF RESULTS
     We use various measures to analyze the growth and profitability of our three business segments. In the insurance and reinsurance segments, we measure growth in terms of gross, ceded and net premiums written and we measure underwriting profitability by examining our loss, expense and combined ratios. We also measure our gross and net written premiums to surplus ratios to measure the adequacy of capital in relation to premiums written. In the insurance services segment, we measure growth in terms of premiums produced by TRM on behalf of other insurance companies as well as fee and commission revenue received and we analyze profitability by evaluating income before taxes and the size of such income relative to TICNY's net premiums earned. On a consolidated basis, we measure profitability in terms of net income and return on average equity.

     Premiums written. We use gross premiums written to measure our sales of insurance products and, in turn, our ability to generate ceding commission revenues from premiums that we cede to reinsurers. Gross premiums written also correlates to our ability to generate net premiums earned.

     Loss ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of a company's insurance business. We measure our loss ratio on a gross (before reinsurance), and net basis (after reinsurance) as well as the loss ratio on the ceded portion (the difference between gross and net premium) for our insurance and reinsurance segments. We use the gross loss ratio as measures of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. We use the ceded loss ratio to measure the experience on the premiums that we cede to reinsurers, including the premiums ceded under our quota share treaties. Beginning in 2001, the loss ratio on such ceded business has determined the ceding commission rate that we earn on ceded premiums. Our net loss ratio is meaningful in evaluating our financial results, which are net of ceded reinsurance, as reflected in our consolidated financial statements. In addition, we use accident year and calendar year loss ratios to measure our underwriting profitability. An accident year loss ratio measures losses and loss adjustment expenses for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premium earned during that year. A calendar year loss ratio and measures losses and loss adjustment expense for insured events occurring during a particular year and the change in loss reserves from prior accident years as a percentage of premiums earned during that year.

     Underwriting expense ratios. The underwriting expense ratio is the ratio of direct and ceding commission expenses and other underwriting expenses less policy billing fees to premiums earned. The underwriting expense ratio measures a company's operational efficiency in producing, underwriting and administering its insurance business. Due to our historically high levels of reinsurance, we calculate our underwriting expense ratios on a gross basis (before the effect of ceded reinsurance) and net basis (after the effect of ceded reinsurance). Ceding commission revenue is applied to reduce our underwriting expenses in our insurance company operation. Because the ceding commission rate we earn on our premiums ceded has historically been higher than our underwriting expense ratio on those premiums, our extensive use of quota share reinsurance has caused our net underwriting expense ratio to be lower than our gross expense ratio.

     Combined ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. We analyze the combined ratio on a gross (before the effect of reinsurance) and net basis (after the effect of reinsurance). If the combined ratio is at or above 100%, an insurance company is not underwriting profitably and may not be profitable unless investment income is sufficient to offset underwriting losses.

     Premium produced by TRM. TRM operates a managing general agency that earns commissions on written premiums produced on behalf of its issuing companies. Although TRM is not an insurance company, we utilize TRM's access to its issuing companies as a means to expand our ability to generate premiums beyond TICNY's statutory surplus capacity. For this reason, we use written premiums produced by TRM on behalf of its issuing companies as well as TRM's commission revenue to evaluate our ability to achieve growth.

     Net income and return on average equity. We use net income to measure our profits and return on average equity and to measure our effectiveness in utilizing our shareholders' equity to generate net income on a consolidated basis. In determining return on average equity for a given year, net income is divided by the average of shareholders' equity for that year. As the IPO was completed in fourth quarter of 2004, the 2004 full year return on equity was calculated by dividing net income by an average shareholders' equity for the year.

CRITICAL ACCOUNTING POLICIES
     In preparing our consolidated financial statements, management is required to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses and the related disclosures as of the date of the financial statements. Certain of these estimates result from judgments that can be subjective and complex. Consequently, actual results may differ, perhaps substantially, from the estimates.

     Our most critical accounting policies involve the reporting of reserves for losses (including losses that have occurred but had not been reported by the financial statement date) and loss adjustment expenses, the reporting of ceding commissions earned, the amount and recoverability of reinsurance recoverable balances, deferred acquisition costs and investments.

     Loss and loss adjustment expense reserves. Loss and loss adjustment expense reserves represent our best estimate at a particular point in time of the ultimate unpaid cost of all losses and loss adjustment expenses incurred, including settlement and administration of losses, based on facts and circumstances then known and including losses that have been incurred but not yet been reported. The process of establishing the liability for unpaid losses and loss adjustment expenses is complex, requiring the use of informed estimates and judgments. Actuarial methodologies are employed to assist in establishing these estimates and include judgments relative to estimates of future claims severity and frequency, the length of time before losses will develop to their ultimate level, possible changes in the law and other external factors that are often beyond our control. The amount of loss and loss adjustment expense reserves for reported claims is based primarily upon a case-by-case evaluation of coverage, liability, injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and loss adjustment expense reserves for unreported claims are determined using historical information by line of insurance as adjusted to current conditions.

     Due to the inherent uncertainty associated with the reserving process, the ultimate liability may differ, perhaps substantially, from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year's results. Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Specifically, on at least a quarterly basis, we review, by line of business, existing reserves, new claims, changes to existing case reserves and paid losses with respect to the current and prior years. See "Item 1.-Loss and Loss Adjustment Expense Reserves" and "Note 3. Property-Casualty Insurance" for additional information regarding our loss reserves.

     Prior to 2003 we had adverse loss development on our loss reserves. In 2001, the changes in reserves for prior accident years were $1.8 million and in 2002 the changes in reserves for prior accident years were $3.0 million. In 2003 there was minimal adverse loss development, amounting to $75,000. In 2004 we had favorable redundancy that developed in our reserves of $199,000.

     The net loss reserves for the most recent accident years on a consolidated basis as of December 31, 2004 were $20.5 million for accident year 2004 and $8.7 million for accident year 2003. A 5% deficiency in net reserves for these years would impact our income before income taxes by $1.0 million and $435,000 for accident years 2004 and 2003, respectively.

     Ceding commissions earned. We have historically relied on quota share, excess of loss and catastrophe reinsurance to manage our regulatory capital requirements and limit our exposure to loss. Generally, we have ceded a significant portion of our insurance premiums to unaffiliated reinsurers in order to maintain our net leverage ratio at our desired target level.

     Ceding commission earned under a quota share reinsurance agreement is based on the agreed upon commission rate applied to the amount of ceded premiums written. Ceding commissions are realized as income as ceded premiums written are earned. Since 2001, the ultimate commission rate earned on our quota share reinsurance contracts has been determined by the loss ratio on the ceded premiums earned. If the estimated loss ratio decreases from the level currently in effect, the commission rate increases and additional ceding commissions are earned in the period in which the decrease is recognized. If the estimated loss ratio increases, the commission rate decreases, which reduces ceding commissions earned. As a result, the same uncertainties associated with estimating loss and loss adjustment expense reserves affect the estimates of ceding commissions earned. We monitor the ceded ultimate loss ratio on a quarterly basis to determine the effect on the commission rate of the ceded premiums earned that we accrued during prior accounting periods. The increase in estimated ceding commission income relating to prior years recorded in 2004, 2003 and 2002 was $1.7 million, $1.3 million and $0, respectively.

     Reinsurance recoverables. A reinsurance recoverable balance is established for the portion of the loss reserves and unearned premiums that are ceded to reinsurers. These are reported on our balance sheet separately as assets, instead of being netted against the related liabilities, since reinsurance does not relieve us of our legal liability to policyholders and ceding companies. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Consequently, we bear credit risk with respect to our individual reinsurers and may be required to make judgments as to the ultimate recoverability of our reinsurance recoverables. Additionally, the same uncertainties associated with estimating loss and loss adjustment expense reserves affect the estimates of the amount of ceded reinsurance recoverables. We continually monitor the financial condition and rating agency ratings of our reinsurers. Nonadmitted reinsurers are required to collateralize their share of unearned premium and loss reserves either by placing funds in a trust account meeting the requirements of New York's Regulation 114 or by providing a letter of credit. In addition, since October 2003, we have placed our new quota share treaties on a "funds withheld" basis, under which TICNY retains the ceded premiums written and places that amount in segregated trust accounts from which TICNY may withdraw amounts due to it from the reinsurers. Tokio Millennium Re Ltd., a reinsurer under the October 1, 2003 quota share treaty, posted a letter of credit at December 31, 2003 and replaced it with a Regulation 114 trust during the first quarter of 2004. At December 31, 2004 approximately 52% of our reinsurance recoverables were collateralized.

     Deferred acquisition costs/commission revenues. We defer certain expenses and commission revenues related to producing and reinsuring insurance business, including commission expense on gross premiums written, commission income on ceded premiums written, premium taxes and certain other costs related to the acquisition of insurance contracts. These costs and revenues are capitalized and the resulting asset or liability, deferred acquisition costs/revenues, is amortized and charged to expense or income in future periods as gross premiums written are earned. The method followed in computing deferred acquisition costs/income limits the amount of such deferred amounts to its estimated realizable value. The ultimate recoverability of deferred acquisition costs is dependent on the continued profitability of our insurance underwriting. If our insurance underwriting ceases to be profitable, we may have to write-off a portion of our deferred acquisition costs, resulting in a further charge to income in the period in which the underwriting losses are recognized.

     Investments. In accordance with our investment guidelines, our investments consist largely of high-grade marketable fixed maturity securities. Investments are carried at estimated fair value as determined by quoted market prices or recognized pricing services at the reporting date for those or similar investments. Changes in unrealized gains and losses on our investments, net of any deferred tax effect, are included as an element of other comprehensive income, and cumulative unrealized gains and losses are included as a separate component of stockholders' equity. Realized gains and losses on sales of investments are determined on a specific identification basis. In addition, unrealized depreciation in the value of individual securities that management considers to be other than temporary is charged to income in the period it is determined. Investment income is recorded when earned and includes the amortization of premium and discounts on investments.

     Impairment of invested assets. Impairment of investment securities results in a charge to income when a market decline below cost is deemed to be other than temporary. We regularly review our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other than temporary declines in the fair value of investments. In general, we focus our attention on those securities whose fair value was less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. In evaluating potential impairment, we consider, among other criteria: the current fair value compared to amortized cost or cost, as appropriate; the length of time the security's fair value has been below amortized cost or cost; our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in value; specific credit issues related to the issuer; and current economic conditions. Other than temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. There were no other than temporary declines in the fair value of our fixed maturity securities recorded during 2004, 2003 and 2002. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in our consolidated financial statements. See "Item 1.--Investments" and "Note 2. Investments" for additional detail regarding our investment portfolio at December 31, 2004, including disclosures regarding other than temporary declines in investment value.

     Intangible assets and potential impairment. The costs of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their relative fair values. Identifiable intangible assets with a finite useful life are amortized over the period which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Identifiable intangible assets with finite useful lives are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. An impairment loss is recognized if the carrying value of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment losses were recognized in 2004, 2003 and 2002. Significant changes in the factors we consider when evaluating our intangible assets for impairment losses could result in a significant change in impairment losses reported in our consolidated financial statements. See "Item 1.--OneBeacon Renewal Rights Transaction" and "Note 6. Intangible Assets".

RESULTS OF OPERATIONS
     We conduct our business in three distinct segments: insurance, reinsurance and insurance services. Because we do not manage our assets by segments, our investment income is not allocated among our segments. Operating expenses incurred by each segment are recorded in each segment directly. General corporate overhead not incurred by the individual segments is allocated based upon a combination of employee head count, policy count or premiums written, whichever method is most appropriate.

     Our results of operations are discussed below in two parts. The first part discusses the consolidated results of operations. The second part discusses the results of the two underwriting segments: insurance and reinsurance segments, followed by the results of operations of our insurance services segment.

CONSOLIDATED RESULTS OF OPERATIONS

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                   2004            2003            2002
                                                 --------        ---------       ---------
                                                          ($ in thousands)
REVENUES
  Earned premiums
   Gross premiums earned                         $ 152,509       $ 122,023       $  86,156
   Less:  Ceded premiums earned                   (106,945)        (99,082)        (60,148)
                                                 ---------       ---------       ---------
   Net premiums earned                              45,564          22,941          26,008
  Total commission and fee income                   57,043          48,980          34,676
  Net investment income                              5,070           2,268           1,933
  Net realized investment gains                         13             493              95
                                                 ---------       ---------       ---------
      Total revenues                               107,690          74,682          62,712
                                                 ---------       ---------       ---------

EXPENSES
  Net loss and loss adjustment expenses             27,060          15,071          16,356
  Operating expenses                                62,779          48,495          36,466
  Interest expense                                   3,128           1,462             122
                                                 ---------       ---------       ---------
  Total expenses                                    92,967          65,028          52,944
                                                 ---------       ---------       ---------
  Income before taxes                               14,723           9,654           9,768
  Federal and state income taxes                     5,694          3,374            4,135
                                                 ---------       ---------       ---------
NET INCOME                                       $   9,029       $  6,280        $   5,633
                                                 =========       =========       =========

KEY MEASURES
Return on average equity                              23.7%          56.8%            90.8%

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                  2004            2003            2002
                                                 --------        ---------       ---------
                                                            ($ in thousands)
Insurance segment underwriting profit            $   9,524       $  6,567        $   5,769
Reinsurance segment underwriting profit
  (loss)                                             1,582            287             (939)
                                                 ---------       ---------       ---------
Total underwriting profit                           11,106          6,854            4,830
Insurance services segment income (loss)
  before income taxes                                1,951          1,541            3,060
Net investment income                                5,070          2,268            1,933
Net realized investment gains                           13            493               95
Corporate expenses                                     289             40              28
Interest expense                                     3,128           1,462            122
Federal and state income taxes                       5,694           3,374           4,135
                                                 ---------       ---------       ---------
NET INCOME                                       $   9,029       $   6,280        $  5,633
                                                 =========       =========       =========

    Consolidated Results of Operations 2004 Compared to 2003
    Total revenues. Total revenues increased by 44.2% in 2004 to $107.7 million compared to $74.7 million in 2003. The increases were primarily due to the increase in net earned premiums, ceding commission and fee income as well as investment income. Net earned premium represented 42.3% of total revenues for 2004 compared to 30.7% in 2003. Ceding commission and fee income represented 53.0% of total revenue in 2004 compared to 65.6% in 2003. Net investment income, excluding realized capital gains, represented 4.7% and 3.0% of total revenue for 2004 and 2003, respectively.

     Premiums earned. Net premiums earned in 2004 increased by 98.6% to $45.6 million compared to $22.9 million in 2003. The increase in net premiums earned was due to the overall increase of 32.2% in gross premiums written in 2004 and to our decision to cede less business in 2004 than 2003. See "Item 7.-Insurance Segment Results of Operations" and "Item 7.-Reinsurance Segment Results of Operations" for a discussion of premiums and total commissions and fee income.

     Net investment income and realized gains. Net investment income in 2004 increased by 123.6% to $5.1 million compared to $2.3 million in 2003. This increase resulted from the growth in invested assets provided by operations, net proceeds from subordinated debentures underlying trust preferred securities issued in 2003 for $20.6 million, net proceeds of $107.8 million from the October 2004 IPO and concurrent private placement and an increase of $29.2 million in funds withheld as collateral for reinsurance recoverables. This was offset in part by a decrease in the yield on fixed maturity investments. Invested assets grew $171.1 million from $57.3 million at December 31, 2003 to $228.4 million at December 31, 2004. The yield for our fixed income investments held at December 31, 2004 was 3.9% compared to 5.0% for assets held at December 31, 2003. On a tax equivalent basis, the yield was 4.4% for 2004 and 5.3% for 2003. The decrease in yield in 2004 resulted primarily from a lower available interest rates and an increased allocation to tax exempt securities.

     Net realized capital gains were $13,000 in 2004 compared to net realized capital gains of $493,000 in 2003. The 2003 capital gains were a result of our decision to reduce the weighted average duration of our fixed maturity securities portfolio to protect the portfolio from rising interest rates by selling certain securities.

     There was no impact on net realized capital gains attributable to adjustments for other than temporary impairment of securities held during 2004 and 2003.

     Losses and loss adjustment expenses. Gross loss and loss adjustment expenses and the gross loss ratio for both the insurance and reinsurance segments combined in 2004 were $84.2 million and 55.2%, respectively, compared to $74.2 million and 60.8%, respectively, in 2003. The net loss ratio for the combined segments was 59.4% in 2004 and 65.7% in 2003. The improvement in the net loss ratio in 2004 compared to 2003 was due primarily to an increase in net premiums earned that reduced the effect of excess and catastrophe reinsurance premiums on the net loss ratio and to favorable development from prior years' reserves of $199,000. See "Item 7.-Insurance Segment Results of Operations" and "Item 7.-Reinsurance Segment Results of Operations."

     Operating expenses. Total operating expenses in 2004 increased by 29.5% to $62.8 million from $48.5 million in 2003. The increase was due primarily to the increase in underwriting expenses resulting from the growth in premiums earned in TICNY and produced by TRM, costs related to the OneBeacon transaction including establishing two new offices in Long Island and Western New York, additional staffing and other expenses in preparation for a public company environment, and an increase in regulatory assessments.

     Interest expenses. Our interest expense increased in 2004 to $3.1 million compared to $1.5 million in 2003. The increase resulted from an increase in interest of $1.0 million on subordinated debentures underlying our trust preferred securities issued in December, 2004 for $26.8 million and $20.6 million issued in 2003. In addition, $1.1 million of interest expense was incurred as a result of crediting reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables effective January 1, 2004 with an annual effective yield of 2.5%. Lastly, we had an aggregate of $6.0 million of other borrowings issued in February and December 2003 that were repaid in 2004 and we recognized a loss on early extinguishment of debt of $133,000 in the fourth quarter of 2004. These increases in interest expense were offset by a $0.5 million reduction in interest on surplus notes repaid in 2003.

     Income tax expense. Our income tax expense in 2004 was $5.7 million compared to $3.4 million in 2003. The increased income tax in 2004 was due primarily to an increase in income before income taxes. The effective income tax rate was 38.7% in 2004 compared to 34.9% in 2003. The effective tax rates were affected by TRM's pre-tax profits which are subject to state income taxes. See "Note 11. Income Taxes".

     Net income and return on average equity. Net income and return on average equity in 2004 were $9.0 million and 23.7%, respectively, compared to $6.3 million and 56.8%, respectively, in 2003, which represents a 43.8% increase in net income. Although net income was significantly higher in 2004 than in 2003, the lower return on average equity resulted from the significant increase in average shareholders' equity as the IPO was completed in the fourth quarter of 2004. For the year, the return was calculated by dividing net income of $9.0 million by an average shareholders' equity of $38.1 million.

     Consolidated Results of Operations 2003 Compared to 2002
     Total revenues. Total revenues increased by 19.1% to $74.7 million in 2003 from $62.7 million in 2002. The increase in 2003 was primarily due to increases in ceding commission and fee income as well as investment income. Ceding commission and fee income represented 65.6% of total revenues in 2003 compared with 55.3% in 2002. Net premiums earned decreased to 30.7% of the total revenue in 2003 from 41.5% in 2002. The decrease from 2002 to 2003 was the result of our effort to maintain conservative leverage ratios. Net investment income and net realized investment gains represented 3.7% of the total revenue in 2003 compared to 3.2% in 2002.

     Premiums earned. Net premiums written increased by 5.9% to $28.9 million in 2003 compared with $27.3 million in 2002. Net premiums earned, however, decreased by 11.8% to $22.9 million in 2003 from $26.0 million in 2002. The decrease in net premiums earned in 2003 was due to our effort to control the amount of net premiums written in relation to our statutory surplus in 2003, which caused us to increase the percentage of premiums ceded to 81.2% from 70.0% in 2002. Net premiums earned from the insurance segment represented 97.5% of our total net premiums earned in both 2002 and 2003.

     See "Item 7.-Insurance Segment Results of Operations" and "Item 7.-Reinsurance Segment Results of Operations" for a discussion of premiums and total commission and fee income.

     Net investment income and realized gains. Net investment income increased by 17.0% in 2003 to $2.3 million compared to $1.9 million in 2002. The increases in each period were due to growth in our invested assets, offset in part by declines in the average yield on our invested assets as a result of the investment of new cash at lower rates.

     We realized gains from the sale of securities of $493,000 in 2003 and $95,000 in 2002. In the first half of 2003, we reduced the weighted average duration of our fixed maturity securities portfolio to protect the portfolio from rising interest rates by selling certain securities. These sales resulted in a gross gain of $493,000. In 2002, we realized gross gains of $602,000 and gross losses of $128,000 from the sale of fixed maturity securities and net losses of $379,000 from the sale of equity securities.

     Our invested assets were $57.3 million in 2003 compared to $39.6 million in 2002. The yield on our invested assets at the end of each year was 5.0% in 2003 and 5.8% in 2002. The increase in invested assets at December 31, 2003 from December 31, 2002 resulted from operating cash flows and $16.0 million in net proceeds from financing transactions after the repayment of a surplus note. Additionally, in October 2003 we commuted a reinsurance contract with one of our reinsurers, resulting in the return of $3.2 million representing ceded loss reserves. The increases in invested assets in 2002 resulted from an increase in operating cash flows and a decrease in cash and cash equivalents.

     There was no impact on realized losses attributable to adjustments for other than temporary impairment of securities still held during these periods. As of December 31, 2003 and 2002, we had net unrealized gains of $1.3 million and $1.6 million on our investments.

     Losses and loss adjustment expenses and loss ratio. Gross loss and loss adjustment expenses and the gross loss ratio for both the insurance and reinsurance segments combined were $74.1 million and 60.8% in 2003, $55.0 million and 63.8% in 2002, respectively. The net loss ratio for the combined segments was 65.7% in 2003 and 62.9% in 2002. The loss ratios for both years were affected by the higher loss ratio in the reinsurance segment and, in 2002, by adverse development of reserves for losses and loss adjustment expenses for business written in prior years.

     Operating expenses. Total operating expenses increased by 33.1% to $48.5 million in 2003 from $36.5 million in 2002. The increases were primarily due to increases in underwriting expenses related to expansion of the volume of premiums written by TICNY and premiums produced by TRM, offset in part by expense efficiencies resulting from continued realization of economies of scale.

     Interest expense. Our interest expense increased in 2003 to $1.4 million, compared with $122,000 in 2002. The increase in 2003 resulted primarily from interest payments on $20.0 million of subordinated debentures we issued in May and September, 2003 in connection with issuances of trust preferred securities. Additionally, we borrowed $3.0 million in February, 2003 and an additional $3.0 million in December, 2003 under five year amortizing loans to increase the surplus of TICNY and retire $1.5 million of our Series A Preferred Stock (paid in January 2004). The proceeds from the subordinated debentures were used in part to retire a $10.0 million surplus note issued by TICNY in 2002 and to increase TICNY's surplus. Due to an accounting change as required by the implementation of FAS 150, which was effective for accounting periods after June 15, 2003 and which we implemented on July 1, 2003, the mandatorily redeemable Series A Preferred Stock of $3.0 million was required to be reported in our December 31, 2003 balance sheet as a liability, and dividends on the Series A Preferred Stock paid after July 1, 2003 amounting to $157,500 are required to be reported as interest expense in 2003 and charged to income rather than as a direct reduction to stockholders' equity.

     Income tax expense. Our income tax expense was $3.4 million in 2003 compared with $4.1 million in 2002. The decrease in income taxes in 2003 was primarily due to a change in the New York State tax laws in that year that shifted a portion of the state income tax to premium taxes. This change lowered income taxes and increased expenses in our insurance segment in 2003 as premium taxes are treated as an expense rather than as tax. The effective Federal tax rate was approximately 30.4% in 2003 and 21.5% in 2002. The effective Federal tax rate was lower than the statutory Federal rate of 34% in 2002 and 2003 due to tax-exempt income and certain tax credits. See "Note 11. Income Taxes".

     Net income and return on average equity. Our net income was $6.3 million in 2003, compared with $5.6 million in 2002. Despite slightly higher net income in 2003, our return on average equity declined to 56.8% in 2003 from 90.8% in 2002 as a result of the higher average stockholders' equity of $11.0 million in 2003 compared with $6.2 million in 2002. The average stockholders' equity for 2003 increased due to retained earnings accumulated in 2002 and 2003. In determining return on average equity for a given year, net income is divided by the average of stockholders' equity for that year.


     INSURANCE SEGMENT RESULTS OF OPERATIONS

                                                      FOR THE YEAR ENDED DECEMBER 31,

                                                      2004          2003          2002
                                                  ----------       ----------   -----------
                                                              ($ in thousands)
REVENUES
Earned premiums
  Gross premiums earned                            $ 151,210       $ 120,541     $  84,518
  Less: Ceded premiums earned                       (106,783)        (98,176)      (59,162)
                                                   ---------       ---------     ---------
Net premiums earned                                   44,427          22,365        25,356
                                                   ---------       ---------     ---------
Ceding commission revenue                             39,983          35,311        21,399
Policy billing fees                                      671             545           376
                                                   ---------       ---------     ---------
TOTAL                                                 85,081          58,221        47,131
                                                   ---------       ---------     ---------

EXPENSES
Loss and loss adjustment expenses
  Gross loss and loss adjustment expenses             84,840          73,379        52,422
  Less: Ceded loss and loss adjustment expenses      (57,087)        (58,680)      (37,630)
                                                   ---------       ---------     ---------
  Net loss and loss adjustment expenses               27,753          14,699        14,792
Underwriting expenses
  Direct commissions expense                          25,349          20,701        15,482
  Other underwriting expenses                         22,455          16,254        11,088
                                                   ---------       ---------     ---------
Total underwriting expenses                           47,804          36,955        26,570
                                                   ---------       ---------     ---------
UNDERWRITING PROFIT                                $   9,524       $   6,567     $   5,769
                                                   ---------       ---------     ---------

KEY MEASURES
PREMIUMS WRITTEN
  Gross premiums written                           $ 176,166       $ 133,263     $ 105,266
  Less: Ceded premiums written                       (79,571)       (105,295)      (78,418)
                                                   ---------       ---------     ---------
  Net premiums written                             $  96,595       $  27,968     $  26,848
                                                   =========       =========     =========
LOSS RATIO
  Gross                                                 56.1%           60.9%         62.0%
  Net                                                   62.5%           65.7%         58.3%
ACCIDENT YEAR LOSS RATIO
  Gross                                                 56.6%           57.6%         55.1%
  Net                                                   61.2%           65.5%         52.3%
UNDERWRITING EXPENSE RATIO
  Gross                                                 31.2%           30.2%         31.0%
  Net                                                   16.1%            4.9%         18.9%
COMBINED RATIO
  Gross                                                 87.3%           91.1%         93.0%
  Net                                                   78.6%           70.6%         77.2%

     Insurance Segment Results of Operations 2004 Compared to 2003
     Gross premiums. Gross premiums written in 2004 increased by 32.2% to $176.2 million from $133.3 million in 2003. Gross premiums earned increased similarly by 25.4% to $151.2 million in 2004 compared to $120.5 million in 2003. These increases are attributable to a 12.3% growth in policy count and to a 16.8% increase in average premium size resulting primarily from rate increases and other pricing actions.

     Ceded premiums. Ceded premiums written in 2004 decreased by 24.4% to $79.6 million compared with $105.3 million in 2003. Although gross written premiums increased in 2004, ceded written premiums declined due to our decision to lower the ceding percentage under our quota share reinsurance agreements. For the first nine months of 2003, the ceding percentage under our quota share reinsurance agreement was 70% and beginning October 1, 2003 was 80%. The effective quota share ceding percentage was 77.2% for 2003. For the first nine months of 2004, the ceding percentage under our quota share reinsurance agreement was 60% and beginning October 1, 2004 was 25%. The effective quota share ceding percentage was 41.6% in 2004 that also included a $13.1 million reduction to ceded written premiums from the retention of the unearned premium at December 31, 2004 that would have been ceded to Converium Re North America. Following the downgrade of Converium Reinsurance (North America) Inc.'s rating and decision by its parent to place that company into runoff in September 2004, we terminated and novated Converium's participation under its 2004 quota share treaty and decided to retain the ceded unearned premiums that would have been ceded to Converium absent the termination. Excluding the $13.1 million that we retained, the effective quota share ceding percentage would have been 49.1% in 2004. See "Note 5. Reinsurance-Converium" and "Item 1.-Reinsurance-2004 Reinsurance Program" for a further discussion. Despite the reduction in ceded premiums written, ceded premiums earned increased by 8.8% in 2004 resulting from the effect of earning ceded premiums that were written in 2003 and during the first nine months of 2004 under higher quota share ceding percentages as explained above.

     Net premiums. Net premiums written in 2004 increased by 245.4% to $96.6 million compared to $28.0 million in 2003. This increase was greater than the increase in gross premiums written due to the decrease in the effective ceding quota share percentage from 77.2% in 2003 to 41.6% in 2004 which includes the effect of retaining $13.1 million that was not ceded to Converium as discussed above. Net premiums earned, which was not affected by the Converium novation, increased by 98.6% to $44.4 million in 2004 compared to $22.4 million in 2003. Only 46.0%, or $44.4 million of the net premiums written was earned in 2004, compared to 80.0% or $22.4 million earned in 2003. This lower earned percentage in 2004 reflects the lag in premiums written and earned resulting from the growth in premiums written caused by the significant reduction in the quota share ceding percentage.

     Ceding commission revenue. Ceding commission revenue in 2004 increased by 13.2% to $40.0 million compared to $35.3 million in 2003. Despite the reduction in the quota share ceding percentage, ceding commission revenue increased as a result of an 8.8% increase in ceded premiums earned. Additionally, we experienced an improvement in the ceded loss ratios on prior years' quota share treaties, which increased ceding commission revenue by $1.7 million in 2004 and $1.3 million 2003.

     Loss and loss adjustment expenses and loss ratio. Gross and net losses and loss adjustment expenses in 2004 were $84.8 million and $27.8 million, respectively, compared with $73.4 million and $14.7 million, respectively, in 2003. Our gross and net loss ratios were 56.1% and 62.5%, respectively, in 2004 as compared to 60.9% and 65.7%, respectively, in 2003. The decrease in the net loss ratio in 2004 as compared to 2003 was due primarily to an increase in net premiums earned that reduced the effect of excess and catastrophe reinsurance premiums on the net loss ratio. We ceded excess and catastrophe reinsurance premiums equal to 15.8% of net premiums earned during 2004 compared to 25.0% in 2003. There was $568,000 adverse development from prior years' reserves on a net basis in 2004 compared to $50,000 on a net basis in 2003 for the insurance segment. Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing agreement between TICNY and TRM. See "Item 7.-Insurance Services Segment Results of Operations" for the amounts of claims reimbursements.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses in 2004, which included direct commission expenses and other underwriting expenses, were $47.8 million compared with $37.0 million in 2003. Our gross underwriting expense ratio was 31.2% in 2004 as compared with 30.2% in 2003.

     The commission portion of our underwriting expense ratio in 2004, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 16.8% compared to 17.2% in 2003. The commission ratio in 2003 was affected by the higher commissions paid to producers in 2002 and recognized as commission expense in 2003 as the related premium was earned.

     The portion of the underwriting expense ratio represented by other underwriting expenses was 14.4% in 2004 as compared with 13.0% in 2003. The increase in underwriting expenses was due to the growth in premiums earned in TICNY and premiums produced by TRM, costs related to the OneBeacon transaction including establishing two new offices in Long Island and Western New York, additional staffing of key positions in preparation for a public company environment, and an increase in regulatory assessments.

     The net underwriting expense ratio in 2004 was 16.1% compared to 4.9% in 2003 which reflects lower ceding commission revenue in 2004 due to the reduction in the effective quota share ceding percentage from 77.2% in 2003 to 41.6% in 2004. In addition, other underwriting expenses increased by 38.2% to $22.5 million in 2004 compared to $16.3 million in 2003 due principally to the increases mentioned above.

     Underwriting profits and combined ratio. The underwriting profit reflects our underwriting results on a net basis after the effects of reinsurance. The underwriting profit in 2004 increased by 45.0% to $9.6 million from $6.6 million in 2003. The net combined ratio was 78.6% in 2004 as compared with 70.6% in 2003. The increase in the net combined ratio resulted from an increase in the net expense ratio, which was primarily due to the effects of reduced ceding commission revenue in lowering gross expenses. Notwithstanding the increase in the net combined ratio, underwriting profits increased due to the overall increase in net premiums earned.

     The gross combined ratio in 2004 was 87.3% compared with 91.1% in 2003. The lower gross combined ratio resulted from a lower gross loss ratio due to increased pricing in 2004.

     Insurance Segment Results of Operations 2003 Compared to 2002
     Gross premiums. Gross premiums written increased by 26.6% to $133.3 million in 2003 from $105.3 million in 2002. Gross premiums earned increased by 42.6% to $120.5 million in 2003 compared with $84.5 million in 2002. These increases were due in part to the growth in policy count, which was 9.0% in 2003, and to an increase in average premium size of 14.5% in 2003 resulting from rate increases and other pricing actions.

     Gross premiums written increased in 2003 in all lines of business, but especially in commercial package (31%), workers' compensation (39%) and commercial automobile (41%).

     The growth rate for premiums earned was higher than for premiums written because of significant premium growth in the second half of 2002 as a follow-on effect of the Empire renewal rights transaction. See "Item 1.-Business Segments-Insurance Segment Products-Other Liability". Much of the premiums written in 2002 were earned in 2003 instead of 2002, causing premiums earned to increase significantly in 2003 as premiums written in the later part of 2002 became earned in 2003.

     Ceded premiums. As a result of the increase in gross premiums written in 2003, total ceded premiums written increased by 34.3% to $105.3 million from $78.4 million in 2002. Total ceded earned premiums increased by 65.9% to $98.2 million in 2003 from $59.2 million in 2002. The ceded earned premiums under our quota share treaty increased by 70.5% to $89.7 million from $52.6 million in 2002. The rate of increase for ceded premiums earned was higher than for ceded premiums written for the same reason mentioned above for gross premiums earned.

     Net premiums. In 2003, net premiums written increased by 4.2% to $28.0 million from $26.8 million in 2002. Net premiums earned decreased by 11.8% in 2003 to $22.4 million from $25.4 million in 2002. Net premiums earned declined in 2003 despite the increase in the net premiums written as a result of an increase in the percentage of premiums ceded in the last three months of 2003, when we entered into a new reinsurance agreement to replace our reinsurance agreement with PMA Reinsurance Company ("PMA"), which we commuted on September 30, 2003 after PMA's rating was downgraded by A.M. Best. As a result of the commutation, direct losses and loss adjustment expenses that would have been ceded and recorded as reinsurance recoverable from PMA during the nine months ended September 30, 2003 were retained by us and settled in full by payment from PMA. Accordingly, the effect of the commutation of such losses and loss adjustment expense reserves increased our net reserves by $2.7 million. See "Item 1.--Reinsurance--2003 Reinsurance Program". The percentage of premiums ceded for 2003 increased to 81.5% from 70.0% in 2002. The increase in net premiums earned in 2002 resulted from a 151.9% increase in gross premiums earned and a decrease in the percentage of premiums ceded to 70.0% from 83.5% in 2001.

     Ceding commission revenues. As a result of the increase in ceded premiums earned, ceding commission revenues from our quota share reinsurance treaty increased by 65.0% to $35.3 million in 2003 from $21.4 million in 2002. In 2003, the ceding commission revenue included $1.5 million that was received in connection with the commutation of TICNY's treaty with PXRE Barbados. This treaty inured to the benefit of PXRE New Jersey only. As a non-admitted reinsurer, PXRE Barbados was contractually required to provide collateral for unearned premium and, if a loss penetrated the layer, loss reserves and IBNR. During the course of the agreement, PXRE Barbados asked to be removed from the transaction and PXRE New Jersey, an admitted reinsurer, agreed to the removal of the inuring reinsurance and agreed to allow PXRE Barbados to pay us $1.5 million in consideration of our increased credit risk exposure to PXRE New Jersey, which does not provide collateral to us in the event of losses. The commutation did not increase our loss reserves or the risk exposure but required us to depend upon PXRE New Jersey as the sole reinsurer. See "Item 1.-Reinsurance" and "Note
5. Reinsurance". In 2003, we earned a commission rate of 36.3% on the 2003 quota share treaties based upon a 57.1% loss ratio for those treaties. Due to an improvement in the loss ratio on ceded premiums earned from 61.2% in 2002 to 57.9% in 2003 under the 2002 treaty, the commission rate on the 2002 quota share treaty increased from 34.5% to 37.8% in 2003. As a result, the commission rate applied in 2003 to premiums ceded under the 2002 treaty that were earned in 2003 increased to 40.8%, causing ceding commissions earned to increase by $1.3 million. The loss ratio for the 2001 quota share treaty remained at less than 70% in 2003, which resulted in no adjustment to the ceding commission rate for this treaty. After the adjustments to the prior quota share treaties, the commission rate that we earned in 2003 was 38.9% compared with 39.8% in 2002. No changes in estimates were required for ceding commissions earned in 2002 under the 2001 quota share treaty. The ceding commission rates are calculated under GAAP, which requires these commissions to be recognized when ceded premiums written are earned.

     Loss and loss adjustment expenses and loss ratio. Gross and net losses and loss adjustment expenses were $73.4 million and $14.7 million, respectively, in 2003, compared with $52.4 million and $14.8 million, respectively, in 2002. Our gross and net loss ratios were 60.9% and 65.7%, respectively, in 2003, compared with 62.0% and 58.3%, respectively, in 2002.

     Results for 2002 were affected by additions to net loss reserves we made as a result of adverse development from prior years. After we experienced adverse reserve development in 2001, we retained a different independent actuarial firm to analyze our reserves in 2002, resulting in further reserve strengthening. See "Item 1.--Loss and Loss Adjustment Expense Reserves". On a net basis, reserve strengthening of $1.9 million in 2002 added 7.4 points to our net loss ratio for that year. In 2003, we had adverse reserve development on a net basis of $50,000 in our insurance segment, which, together with the reserve development of $25,000 in assumed reinsurance, resulted in a consolidated adverse reserve development of $75,000. See "Item 1.-Loss and Loss Adjustment Expense
Reserves". The net loss ratio in 2003 was also affected by catastrophe reinsurance premium, which reduced earned premium by $2.7 million in 2003 compared with $1.7 million in 2002.

     Our accident year gross and net loss ratios that exclude the effects of adverse development from prior years were 57.6% and 65.5%, respectively, in 2003, compared with 55.1% and 52.3%, respectively, in 2002. In 2002, we retained a higher proportion of our premiums in property lines, which represented 77.0% of our total net premiums written. Due to the absence of severe weather related losses that year, our greater retention in property lines resulted in a lower accident year net loss ratio of 52.3%.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $37.0 million in 2003 compared with $26.6 million in 2002. Our gross expense ratio in this segment was 30.2% in 2003 compared with 31.0% in 2002.

     The commission portion of our underwriting expense ratio was 17.1% in 2003 as compared with 18.3% in 2002. Commissions in 2002 were affected by amounts paid for the Empire renewal rights business, which amounted to $932,000 in 2002. There was no such expense in 2003. Additionally, in 2003 we negotiated lower commission rates with our producers and increased the volume of premiums in lines with lower commissions such as workers' compensation.

     The portion of the underwriting expense ratio represented by other underwriting expenses was 13.4% in 2003 and 13.1% in 2002. Improvement in this ratio in 2003 was due to operational efficiencies achieved through focused expense management, technological integration and realization of greater economies of scale. These benefits were partially offset in 2003 by increased expenses incurred in anticipation of the IPO, including additions to senior management, technology staff and consultants, and by the reclassification of New York State taxes to premium taxes, which are treated as other underwriting expenses.

     The net underwriting expenses and underwriting expense ratio were $1.1 million and 4.9%, respectively, in 2003 compared with $4.8 million and 18.9%, respectively, in 2002. These net underwriting expenses reflect the reduction of our gross expenses by the ceding commission revenues of $35.3 million in 2003 and $21.4 million in 2002. In addition, these net underwriting expenses are net of underwriting expense reimbursements that were made by TRM pursuant to an expense sharing agreement between TRM and TICNY. See "Item 1.-Insurance Services Segment Results of Operations" for the amounts of underwriting expense reimbursements.

     Underwriting profits and combined ratio. The underwriting profit increased by 13.8% to $6.6 million in 2003 from $5.8 million in 2002. The net combined ratio was 70.6% in 2003 compared with 77.2% in 2002. The improvement in 2003 was primarily due to the increase in ceding commission revenue from increased ceded premiums and a lower ceded loss ratio, and from lower direct commission expense. These improvements were offset by an increase in losses incurred resulting from more severe winter weather in the Northeast region and slightly higher expenses incurred in anticipation of the IPO.

     The gross combined ratio was 91.1% in 2003 compared with 93.0% in 2002. The improvement in the gross combined ratio in 2003 from 2002 reflects reductions in both the gross loss ratio and the gross underwriting expense ratio.

     REINSURANCE SEGMENT RESULTS OF OPERATIONS

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                        2004         2003          2002
                                                       -------       -------      --------
                                                              ($ in thousands)
REVENUES
Earned premiums
  Gross premiums earned                                $ 1,299       $ 1,482       $ 1,638
  Less: Ceded premiums earned                             (162)         (906)         (986)
                                                       -------       -------       -------
  Net premiums earned                                    1,137           576           652
Ceding commission revenue                                   --           294           473
                                                       -------       -------       -------
TOTAL                                                    1,137           870         1,125
                                                       -------       -------       -------
EXPENSES
Loss and loss adjustment expenses
  Gross loss and loss adjustment expenses                 (676)          782         2,543
  Less: Ceded loss and loss adjustment expenses            (17)         (410)         (979)
                                                       -------       -------       -------
  Net loss and loss adjustment expenses                   (693)          372         1,564
Underwriting expenses
  Ceding commissions expense                                44            63           345
  Other underwriting expenses                              204           148           155
                                                       -------       -------       -------
Total underwriting expenses                                248           211           500
                                                       -------       -------       -------
UNDERWRITING PROFIT                                    $ 1,582       $   287       $  (939)
                                                       =======       =======       =======
KEY MEASURES
PREMIUMS WRITTEN
  Gross premiums written                               $ 1,600       $ 1,219       $ 1,474
  Less: Ceded premiums written                            (120)         (237)         (993)
                                                       -------       -------       -------
  NET PREMIUMS WRITTEN                                 $ 1,480       $   982       $   481
                                                       =======       =======       =======
LOSS RATIO
  Gross                                                  -52.0%         52.8%        155.2%
  Net                                                    -60.9%         64.7%        239.9%
ACCIDENT YEAR LOSS RATIO
  Gross                                                    5.7%         58.6%         52.3%
  Net                                                      6.5%         60.2%         70.1%
UNDERWRITING EXPENSE RATIO
  Gross                                                   19.1%         14.3%         30.5%
  Net                                                     21.8%        -14.4%          4.1%
COMBINED RATIO
  Gross                                                  -33.0%         67.1%        185.7%
  Net                                                    -39.1%         50.3%        244.0%

     Reinsurance Segment Results of Operations 2004 Compared to 2003
     Gross premiums. Gross written premiums written increased by 31.3% to $1.6 million in 2004 as compared to $1.2 million in 2003. The increase was due to an increase in the premiums produced by TRM's issuing companies as well as higher rates charged on reinsurance assumed from these issuing companies. In 2003 our reinsurance assumed was converted from a pro rata reinsurance basis to an excess of loss basis, which significantly reduced the amount of premiums assumed although treaties written in 2002 still contributed somewhat to gross earned premiums in 2003.

     Ceded premiums earned decreased by 82.1% to $162,000 in 2004 compared to $906,000 in 2003 because we no longer cede premiums in this segment to our quota share treaty reinsurers.

     Net premiums written increased 50.7% to $1.5 million compared with $1.0 million in 2003 due to the increase in gross premiums written. Net premiums earned increased by 97.4% to $1.1 million in 2004 as compared with $0.6 million in 2003 as a result of the increase in net written premiums and the discontinuation of ceding premiums to our quota share treaty reinsurers.

     Loss and loss adjustment expenses and loss ratio. The gross and net loss and loss adjustment expenses in 2004 were a benefit of $0.7 million compared to a $0.8 million and $0.4 million expense, respectively, in 2003. Our gross and net loss ratios were negative 52.0% and negative 60.9%, respectively in 2004 compared to 52.8% and 64.7% in 2003. The improvement in the loss ratios in 2004 resulted from the full conversion of the current treaties to an aggregate excess of loss basis with improved pricing on the current treaties, improvement in the loss experience of the underlying business and favorable development of prior years' reserves of $0.7 million.

     Underwriting expenses and underwriting expense ratios. Underwriting expenses for the reinsurance segment are comprised of ceding commission expense paid to TRM's issuing companies and other third-party reinsurers to acquire the ceded premium and this segment's allocated share of our other underwriting expenses. Gross underwriting expenses in 2004 increased to $248,000 as compared to $211,000 in 2003 primarily as a result of the increase in gross premiums written which is the basis of the other underwriting expense allocation to this segment. Our net underwriting expense ratio increased to 21.8% in 2004 compared to a negative 14.4% in 2003. The negative underwriting expense ratio in 2003 resulted from ceding commission revenue earned in 2003 on premiums ceded under our 2002 quota share treaty, which exceeded the underwriting expenses incurred.

     Underwriting profit and combined ratio. The underwriting profit from assumed reinsurance in 2004 was $1.6 million compared to $0.3 million in 2003. The net combined ratio was a negative 39.1% in 2004 compared to 50.3% in 2003. The net combined ratio in 2004 was the result of the negative net loss ratio as explained above.

     The gross combined ratio decreased to a negative 33.0% in 2004 compared to 67.1% in 2003 due to a reduction in the gross loss ratio to negative 52.0% in 2004 compared to 52.8% in 2003. This was offset by an increase in the gross underwriting expense ratio to 19.1% in 2004 compared to 14.3% in 2003 due to increased gross written premiums which is the basis for the allocation of underwriting expenses to this segment.

     Reinsurance Segment Results of Operations 2003 Compared to 2002
     Premiums. Gross premiums written decreased by 17.3% to $1.2 million from $1.5 million in 2002. Gross premiums earned decreased by 9.5% in 2003 to $1.5 million as compared with $1.6 million in 2002. We ceded 19.4% and 67.4% of the gross reinsurance premiums written in 2003 and 2002 to our quota share reinsurance treaty, which also reinsured our insurance segment. After the effects of reinsurance, net premiums written increased by 104.2% to $1.0 million in 2003 from $481,000 in 2002. Net premiums earned decreased by 11.7% to $576,000 in 2003 from $652,000 in 2002.

     Loss and loss adjustment expenses and loss ratio. Gross and net losses and loss adjustment expenses were $782,000 and $372,000, respectively, in 2003, compared with $2.5 million and $1.6 million, respectively, in 2002. Our gross and net loss ratios were 52.8% and 64.7%, respectively, in 2003, compared with 155.2% and 239.9%, respectively, in 2002.

     The gross and net loss ratios improved significantly in 2003 as a result of minimal adverse development ($25,000) and improvements in the underlying assumed business produced by TRM due to significant rate increases and re-underwriting that began in 2001. The gross and net loss ratios in 2002 were primarily affected by adverse loss development from accident years prior to 2001. The adverse loss reserve development was $1.1 million in 2002. Prior to 2001, 100% of the gross premiums were retained, whereas in 2002, 32.6% of the gross premiums were retained. For this reason, 100% of the adverse development from accident years prior to 2001 adversely affected our gross and net results. Due to the reduced net earned premium base resulting from ceding assumed premiums from 2002, however, our net results were affected more significantly due to this adverse loss development as indicated by the higher net loss ratios. The accident year gross and net loss ratios that exclude the effects of adverse development from prior years were 58.6% and 60.2%, respectively, for 2003 and 52.3% and 70.1%, respectively, for 2002.

     Underwriting expenses and underwriting expense ratios. The ceding commission revenue earned on the assumed business reduced gross underwriting expenses. As a result, TICNY incurred gross and net underwriting expense ratios of 14.3% and negative 14.4%, respectively, in 2003 and 30.5% and 4.1% respectively in 2002. The negative underwriting expense ratios in 2003 resulted from ceding commission revenue earned in 2003 on premiums ceded under our 2002 quota share treaty, which exceeded the underwriting expenses incurred.

     Underwriting profit/losses and combined ratio. The underwriting profit from assumed reinsurance, which reflects our underwriting results on a net basis after the effect of ceded reinsurance, was $287,000 in 2003 compared with an underwriting loss of $939,000 in 2002. The net combined ratio was 50.3% in 2003 compared with 244.0% in 2002. The underwriting profit in 2003 resulted from the absence of adverse loss development, favorable net accident year loss ratio and a negative net underwriting expense ratio due to the minimal expenses, which were further reduced by the effect of ceding commission revenue.

     The gross combined ratio improved significantly to 67.1% in 2003 compared with 185.7% in 2002. The improvement in the gross combined ratio in 2003 was due to minimal adverse loss development, a favorable accident year loss ratio and minimal ceding commission expense. The gross combined ratio in 2002 was high primarily due to the effects of continued adverse development from prior accident years.


     INSURANCE SERVICES SEGMENT RESULTS OF OPERATIONS

                                                          FOR THE YEAR ENDED DECEMBER 31,

                                                        2004            2003           2002
                                                       --------        --------       --------
                                                                  ($ in thousands)
REVENUE
Direct commission revenue from managing general
  agency                                                $11,546         $ 7,984        $ 4,693
Claims administration revenue                             4,105           3,746          4,495
Reinsurance intermediary fees(1)                            730           1,100          3,240
Policy Billing Fees                                           8              --             --
                                                        -------         -------        -------
TOTAL REVENUES                                           16,389          12,830         12,428
                                                        -------         -------        -------
EXPENSES
Direct commissions expense paid to producers              7,432           5,394          3,361
Other insurance services expenses (2)                     2,987           2,247          1,608
Claims expense reimbursement to TICNY                     4,019           3,648          4,399
                                                        -------         -------        -------
TOTAL EXPENSES                                           14,438          11,289          9,368
                                                        -------         -------        -------
INSURANCE SERVICES PRE-TAX INCOME (LOSS)                $ 1,951         $ 1,541        $ 3,060
                                                        =======         =======        =======
Premiums produced by TRM on behalf of issuing
  companies                                             $53,445         $39,494        $24,330
                                                        =======         =======        =======

(1) The reinsurance intermediary fees include commissions earned for placement of reinsurance on behalf of TICNY.

(2) Consists of underwriting expenses reimbursed to TICNY pursuant to an expense sharing agreement.

     Insurance Services Segment Results of Operations 2004 Compared to 2003 Total Revenues. Total revenues in 2004 increased by 27.7% for the insurance services segment to $16.4 million compared to $12.8 million in 2003. The increase in total revenue was primarily due to direct commission revenue that increased by 44.6% to $11.5 million in 2004 as compared to $8.0 million in 2003 and claims administration revenue that increased by 9.6% to $4.1 million in 2004 from $3.7 million in 2003. The increase in revenue from direct commission revenue and claims administration revenue was offset by a reduction in reinsurance intermediary fees, which decreased by 33.6% to $0.7 million in 2004 as compared with $1.1 million in 2003. The reduction in reinsurance intermediary fees was primarily a result of lower ceded premiums in the insurance segment in 2004 and additional reinsurance intermediary fees recorded in 2003 pertaining to reinsurance arrangements in 2002.

     Direct commission revenue is dependent upon the premiums and losses on business produced by TRM on behalf of its issuing companies. In 2004, direct commission revenues increased as a result of increases in premiums produced by TRM and in the commission rate. Premiums produced by TRM increased by 35.3% to $53.4 million in 2004 as compared to $39.5 million in 2003 resulting primarily from increases in premiums produced in the middle market and small business overflow programs. The composite commission revenue rate increased to 21.6% in 2004 from 20.2% in 2003 due to growth in the middle market program, which carries a higher commission rate, to $18.8 million of premiums produced in 2004 compared to $7.7 million in 2003. Additionally, due to a lower loss ratio on the business placed by TRM, additional commissions of $0.2 million were earned in 2004.

     Direct commission expense. TRM's direct commission expense rate in 2004 was 13.9% compared to 13.7% in 2003. This was due to an increase in the small business overflow program to $9.9 million of premiums produced in 2004 from $6.7 million of premiums produced in 2003. The small business overflow program has a higher commission rate.

     Other insurance services expense. The amount of reimbursement for underwriting expenses by TRM to TICNY in 2004 was $3.0 million as compared to $2.2 million in 2003. The increase resulted from the increase in premiums produced.

     Claims expense reimbursement. The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement in 2004 was $4.0 million compared with $3.6 million in 2003 due to an increase in the number of claims handled.

     Pre-tax income. Pre-tax income in 2004 increased by 26.6% to $2.0 million as compared to $1.5 million in 2003. The increase was due to the 44.6% increase in direct commission revenue that was partially offset by a 27.9% increase in expenses for 2004 compared to 2003.

     Insurance Services Segment Results of Operations 2003 Compared to 2002 Total revenues for the insurance services segment were $12.8 million in
2003, compared with $12.4 million in 2002, as an increase in reinsurance commission revenue was offset by decreases in claims administration revenue and reinsurance intermediary fees.

     Direct commission revenue from TRM's operation in 2003 was $8.0 million, compared with $4.7 million in 2002. The composite commission revenue rate was 20.2% in 2003 compared to 19.3% in 2002 on premiums produced by TRM on behalf of its issuing companies of $39.5 million in 2003 and $24.3 million in 2002. The increase in direct commission revenue in 2003 reflects improved operating results due to increased profitability of the underlying business, improved reinsurance market conditions and the introduction of TRM's small business overflow program. See "Item 1.--Insurance Services Segment Products and Services".

     TRM generated $1.1 million and $3.7 million in reinsurance intermediary and claims administration revenues, respectively, in 2003, compared with $3.2 million and $4.5 million, respectively, in 2002. TRM's reinsurance intermediary fees in 2002 were higher than 2003 due to an additional one-time intermediary fee in 2002. Claims administration revenue was mostly offset by an approximately equal amount of claims expense allocated to TRM in 2002 and 2003 under an expense sharing agreement with TICNY, with the exception of $259,000 that was earned in the aggregate in those years for arranging claims administration services for self-insureds and other work unrelated to the premiums underwritten for TRM's issuing companies.

     TRM's average commission rate paid to its producers was 13.8% in 2002 and 13.7% in 2003. Commissions paid to producers were $5.4 million in 2003, compared with $3.4 million in 2002.

     The amount of this reimbursement for underwriting expenses was $2.2 million in 2003 compared with $1.6 million in 2002. Claims expenses reimbursed by TRM were $3.6 million in 2003 compared with $4.4 million in 2002.

     Our insurance services pre-tax income for TRM was $1.5 million in 2003, compared with $3.1 million in 2002.

INVESTMENTS
     We classify our investments in fixed maturity securities as available for sale and report these securities at their estimated fair values based on quoted market prices or a recognized pricing service. Changes in unrealized gains and losses on these securities are reported as a separate component of comprehensive net income, and accumulated unrealized gains and losses are reported as a component of accumulated other comprehensive net income in stockholders' equity. Realized gains and losses are charged or credited to income in the period in which they are realized.

     The aggregate fair market value of our invested assets as of December 31, 2004 was $228.4 million. As of that date, our fixed maturity securities had a fair market value of $224.5 million and amortized cost of $223.6 million. The equity securities had a fair value of $2.5 million and a cost of $1.8 million. The Company's common trust securities - statutory business trusts had a fair value and equity value of $1.4 million.

     The following table provides a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of December 31, 2004 and December 31, 2003.

                                                                   AS OF DECEMBER 31,
                                                      2004                                     2003
                                     -------------------------------------    -------------------------------------
                                       COST OR      AGGREGATE    UNREALIZED     COST OR                  UNREALIZED
                                      AMORTIZED       FAIR         GAINS/      AMORTIZED    AGGREGATE       GAINS
                                        COST          VALUE      (LOSSES)        COST       FAIR VALUE     (LOSSES)
                                     ----------    ----------   ----------    ---------    ---------     ----------
CATEGORY                                                            ($ in thousands)
--------
U.S. Treasury securities             $    1,818    $    1,784   $      (34)   $   1,840    $   1,783     $      (57)
U.S. Agency securities                   19,640        19,636           (4)       5,512        5,738            226
Corporate fixed maturity securities      48,898        49,381          483       13,978       14,415            437
Mortgage-backed securities               64,116        64,159           43       19,429       19,756            327
Asset-backed securities                  12,443        12,473           30        2,234        2,242              8
Other taxable fixed maturity
  securities                                250           243           (7)         250          236            (14)
Municipal securities                     76,397        76,847          450       10,022       10,375            353
Preferred stocks                            113           117            4          163          167              4
Common stocks                             1,714         2,368          654        1,714        2,017            303
Common trust securities -
  statutory business trusts               1,426         1,426           --          620          620             --
                                     ----------    ----------   ----------    ---------    ---------     ----------
TOTAL                                $  226,815    $  228,434   $    1,619    $  55,762    $  57,349     $    1,587
                                     ==========    ==========   ==========    =========    =========     ==========


     The following table presents information regarding our invested assets that were in an unrealized loss position at December 31, 2004 by amount of time in a continuous unrealized loss position.


                                            LESS THAN 12 MONTHS        12 MONTHS OR LONGER               TOTAL
                                         ------------------------   ------------------------   -----------------------
                                            FAIR       UNREALIZED      FAIR       UNREALIZED      FAIR       UNREALIZED
                                            VALUE         LOSS         VALUE         LOSS         VALUE         LOSS
                                         ----------   -----------   ----------   -----------   ----------   ----------
CATEGORY                                                                ($ in thousands)
--------
U.S. Treasury securities                 $       --   $        --   $    1,252   $       (40)  $    1,252   $      (40)
U.S. Agency securities                       15,425           (79)          --            --       15,425          (79)
Corporate fixed maturity securities          22,777          (166)       1,495           (95)      24,272         (261)
Mortgage-backed securities                   42,172          (363)       5,312           (57)      47,484         (420)
Asset-backed securities                       3,216           (33)         247            (3)       3,463          (36)
Municipal securities                         24,150          (118)       2,077           (36)      26,227         (154)
                                         ----------   -----------   ----------   -----------   ----------   ----------
TOTAL TEMPORARILY IMPAIRED SECURITIES    $  107,740   $      (759)  $   10,383   $      (231)  $  118,123   $     (990)
                                         ==========   ===========   ==========   ===========   ==========   ==========


LIQUIDITY AND CAPITAL RESOURCES

     SOURCES AND USES OF FUNDS
     We are organized as a holding company with two operating company subsidiaries, TICNY and TRM. The holding company's principal liquidity needs include interest on debt, income taxes and stockholder dividends. The holding company's principal sources of liquidity include dividends from TICNY and TRM and other permitted payments from our subsidiaries, as well as financing through borrowings and sales of securities.

     Under New York law, TICNY is limited in the amount of dividends it can pay to Tower. Under New York law, TICNY may pay dividends to Tower only out of statutory earned surplus. In addition, the New York Insurance Department must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding twelve months, exceeds the lesser of (1) 10% of TICNY's policyholders' surplus as shown on its latest statutory financial statement filed with the New York State Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months. TICNY paid approximately $850,000, $364,000 and $1,555,000 in dividends to Tower in 2004, 2003, and 2002, respectively. As of December 31, 2004, the maximum distribution that TICNY could pay without prior regulatory approval was approximately $2.8 million.

     TRM is not subject to any limitations on its dividends to Tower, other than the basic requirement that dividends may be declared or paid if the net assets of TRM remaining after such declaration or payment will at least equal the amount of TRM's stated capital. TRM paid a dividend of $860,000 to Tower in 2002 but did not pay any dividends to us in 2004 or 2003.

     Pursuant to a Tax Allocation Agreement, dated as of January 1, 2001, by and among Tower, TICNY and TRM, we compute and pay Federal income taxes on a consolidated basis. At the end of each consolidated return year, TICNY and TRM each must compute and pay to Tower its share of the Federal income tax liability primarily based on separate return calculations. The tax allocation agreement with TICNY and TRM allows Tower to make certain Code elections in the consolidated Federal tax return. In the event such Code elections are made, any benefit or liability is accrued or paid by TICNY and TRM. If a unitary or combined state income tax return is filed, each entity's share of the liability is based on the methodology required or established by state income tax law or, if none, the percentage of each entity's separate income or tax divided by the total separate income or tax reported on the return. During 2004, TICNY paid $4.1 million and TRM paid $0.8 million to Tower under this agreement.

     CASH FLOWS FROM IPO AND PRIVATE PLACEMENT
     On October 20, 2004, the Company sold 13,000,000 shares in its IPO at $8.50 per share. On the same date, the Company also effected a concurrent private placement of 500,000 shares of its common stock to an affiliate of Friedman, Billings, Ramsey & Co., Inc., the lead underwriter for the Company's IPO, at a price of $8.50 per share. On November 10, 2004 the underwriters exercised their 30-day over-allotment option after the Company's IPO. Pursuant to this exercise, the underwriters purchased 629,007 additional shares of common stock from the Company and 1,320,993 shares of common stock from selling shareholders. The Company received net cash proceeds of $107,845,000 from the offering and concurrent private placement after the underwriting discounts, commissions and offering expenses. The total costs of the IPO and private placement were $12,252,000 of which $8,407,000 was for the underwriting discount, and $3,845,000 was for all other costs.

     Immediately before the closing of the IPO on October 26, 2004, we redeemed 30,000 shares of our Series A Cumulative Redeemable Preferred Shares for $1.5 million plus accrued interest. After the closing we utilized some of the cash proceeds to pay off a $5.0 million loan and accrued interest to CIT Group/Equipment Financing, Inc. We recognized a loss on early extinguishment of debt of $133,000 in the fourth quarter of 2004.

     On October 26, 2004 we contributed $98,000,000 in Paid in Capital to our wholly owned affiliate TICNY, which in turn invested this cash in its fixed-income portfolio.

     SURPLUS LEVELS
     TICNY is required by law to maintain a certain minimum level of policyholders' surplus on a statutory basis. Policyholders' surplus is calculated by subtracting total liabilities from total assets. The NAIC maintains risk based capital ("RBC") requirements for property and casualty insurance companies. RBC is a formula that attempts to evaluate the adequacy of statutory capital and surplus in relation to investments and insurance risks. The formula is designed to allow the New York Insurance Department to identify potential weakly capitalized companies. Under the formula, a company determines its "risk-based capital" by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). Applying the RBC requirements as of December 31, 2004, TICNY's risk-based capital exceeded the minimum level that would trigger regulatory attention. In addition to monitoring RBC to ensure regulatory compliance, we monitor various financial ratios, including gross and net premiums written to surplus ratios. Capital contributions to TICNY were $98.0 million and $17.1 in 2004 and 2003, respectively, and none in 2002.

     The statutory surplus that we are required to maintain varies depending on the type and amount of revenue that is derived. The statutory surplus requirements are based upon various capital adequacy tests and ratios established by rating agencies and insurance regulators. Statutory surplus requirements are greater for net premiums earned than for premiums that we cede or transfer to reinsurers. Non-risk bearing revenues that are generated primarily from TRM do not require us to maintain any surplus, except capital necessary to meet TRM's operating expenses. For these reasons, throughout our history before the October 2004 IPO we attempted to reduce our statutory surplus requirement by limiting our net retention of premiums while emphasizing ceding commissions and non-risk bearing revenues from TRM.

     CASH FLOWS
     The primary sources of cash flow in TICNY are gross premiums written, reinsurance commissions from our quota share reinsurers, loss payments by our reinsurers, investment income and proceeds from the sale or maturity of investments. Funds are used by TICNY for ceded premium payments, which are paid on a net basis after subtracting losses paid on reinsured claims and reinsurance commissions. TICNY also uses funds for loss payments and loss adjustment expenses on our net business, commissions to producers, salaries and other underwriting expenses as well as to purchase investments and to pay dividends to Tower. TRM's primary sources of cash are premiums produced on behalf of issuing companies and commission and fee income. TRM's primary uses of cash are premium payments and fees to issuing companies, net of paid losses and commission income, commissions to producers and expenses reimbursed to TICNY under an expense sharing agreement.

     Our reconciliation of net income to cash provided from operations is generally influenced by the collection of premiums in advance of paid losses, the timing of reinsurance and issuing company settlements and the timing of our loss payments.

     Comparison of Years Ended December 31, 2004 and 2003
     For the year ended December 31, 2004 net cash provided by operating activities was $76.1 million compared to operating cash flow of $22.7 million in 2003. The increase in net cash provided by operations in 2004 resulted from an increase in collected premiums as a result of the growth in gross premiums and the reduction in the effective quota share reinsurance ceding percentage from 77.2% in 2003 to 41.6% in 2004, an increase of $29.2 million in funds withheld as collateral for reinsurance recoverable and a $15.7 million collection of a receivable for cancelled reinsurance.

     Net cash used by investing activities was $177.0 million for the year ended December 31, 2004, compared to $19.0 million in 2003 due principally to the investment of $98.0 million of IPO proceeds contributed to and invested by TICNY and cash provided by operations.

     Cash flows from financing activities for 2004 of $125.7 million included $107.8 million of net proceeds from the IPO and concurrent private placement in the fourth quarter of 2004 and $26.0 million in net proceeds from the issuance of subordinated debentures in connection with offerings of trust preferred securities in December, 2004. In 2004, we repaid $5.6 million of notes payable and redeemed all of our Series A cumulative redeemable preferred shares for $3.0 million. Additionally, the Company collected its employee notes receivable balance of $1.4 million before December 31, 2004. The Company paid stockholder dividends of $1.2 million and $1.8 million in 2004 and 2003, respectively.

     Comparison of Years Ended December 31, 2003 and 2002
     Net cash provided by operating activities was $22.7 million for the year ended December 31, 2003, a 120.6% increase from $10.3 million for 2002, which was a 38.5% decrease from $16.8 million for 2001. The increase in net cash provided by operations in 2003 resulted from an increase in premiums produced by TRM, improved underwriting profitability in our insurance segment and the retention, as funds withheld, of amounts due to reinsurers to provide collateral for reinsurance recoverables. Additionally, operating cash flow increased due to the commutation of the reinsurance contract with PMA Reinsurance Company and increased investment income from a larger investment portfolio.

     Net cash used by investing activities was $19.0 million for the year ended December 31, 2003, compared to $19.0 million for 2002.

     Cash flows from financing activities in 2003 included $6.0 million from the issuance of notes payable under a credit agreement in February and December and $20.0 million net proceeds from the issuance of subordinated debentures in connection with offerings of trust preferred securities in May and September. In 2003, we repaid $413,000 of notes payable and contributed $17.1 million to TICNY (of which $10.0 million was used to repay a $10.0 million surplus note). The Company paid stockholder dividends of $1.8 million in 2003 and repurchased 92,567 shares of our common stock for an aggregate purchase price of $514,260.

     LIQUIDITY
     We maintain sufficient liquidity to pay claims, operating expenses and meet our other obligations. We held $55.2 million and $30.3 million of cash and cash equivalents at December 31, 2004 and 2003, respectively, which included $34.9 and $9.4 million, respectively, which were of short-term duration of less than ninety days and were recorded as cash equivalents on the balance sheet. We monitor our expected claims payment needs and maintain a sufficient portion of our invested assets in cash and cash equivalents to enable us to fund our claims payments without having to sell longer-duration investments. As of December 31, 2004, cash and cash equivalents greatly exceeded the estimated $13.4 million of loss reserves as of that date that we expected to pay within the next year. As necessary, we adjust our holdings of short-term investments and cash and cash equivalents to provide sufficient liquidity to respond to changes in the anticipated pattern of claims payments. See "Item 1.--Investments".

     COMMITMENTS
     The following table summarizes information about contractual obligations and commercial commitments. The minimum payments under these agreements as of December 31, 2004 were as follows:

                                                                       PAYMENTS DUE BY PERIOD
                                                            LESS THAN      1-3         4-5       AFTER 5
                                                 TOTAL       1 YEAR       YEARS       YEARS       YEARS
                                              ----------   ----------   ---------   ---------   ----------
                                                                    ($ in thousands)

Subordinated debentures                       $   47,426   $       --   $      --   $     --    $   47,426
Operating lease obligations                        4,682        1,412       2,750         520           --
Net loss reserves                                 36,949       13,403      13,012       6,439        4,095
                                              ----------   ----------   ---------   ---------   ----------
TOTAL CONTRACTUAL OBLIGATIONS                 $   89,057   $   14,815   $  15,762   $   6,959   $   51,521
                                              ==========   ==========   =========   =========   ==========

     The net loss reserves payments due by period in the table above are based upon the loss and loss expense reserves estimates as of December 31, 2004 and actuarial estimates of expected payout patterns by line of business. As a result, our calculation of loss reserve payments due by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our reserving process. See "Item 1.-Loss and Loss Adjustment Expense Reserves". Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss reserves vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See "Item 1.-Risks Related to Our Business-If our actual loss and loss adjustment expenses exceed our loss reserves, our financial condition and results of operations could be significantly affected", for a discussion of the uncertainties associated with estimating loss and loss adjustment expense reserves. This payment pattern also assumes timely reimbursement from our reinsurers. If our reinsurers do not meet their contractual obligations or a timely basis, the payment assumptions presented above could vary materially.



     CAPITAL RESOURCES

     In 2003, we formed two statutory business trusts and we own all of the common trust securities of each trust. The trusts issued $20.0 million of trust preferred securities in private placements and invested the proceeds thereof and the proceeds from the sale of common trust securities in exchange for $20.6 million of junior subordinated debentures issued by our holding company. In December 2004, we formed two additional statutory business trusts and we own all of the common securities of each of those trusts. The trusts issued $26 million of trust preferred securities in a private placement and invested the proceeds thereof and the proceeds from the sale of common trust securities in exchange for $26.8 million of junior subordinated debentures issued by our holding company. All of the debentures have stated maturities of thirty years. We have the option to call any or all of the securities at par beginning five years from the date of issuance. The interest rate on $10.3 million of the subordinated debentures issued in May 2003 will float quarterly for changes in the three month London Interbank Offered Rate ("LIBOR") plus 4.1% and may not exceed 12.5% prior to the first call date of May 15, 2008. The interest rate on $10.3 million of subordinated debentures issued in September 2003 is a combination fixed and floating rate with a fixed rate of 7.5% during the no call period of five years after which the interest rate will float quarterly for changes in the three month LIBOR interest rate plus 4%. The interest rate on $13.4 million of subordinated debentures issued on December 17, 2004 is fixed at 7.4% for the first five years after which the interest rate will float quarterly for changes in the three month LIBOR interest rate plus 3.4%. The interest rate on $13.4 million of subordinated debentures issued on December 21, 2004 will float based on the three month LIBOR interest rate plus 3.4%. Under the terms for all of the trust preferred securities, an event of default may occur upon:

   o non-payment of interest on the trust preferred securities, unless such non-payment is due to a valid extension of an interest payment period;

   o non-payment of all or any part of the principal of the trust preferred securities;

   o our failure to comply with the covenants or other provisions of the indentures or the trust preferred securities; or

   o bankruptcy or liquidation of us or of either of the financing trusts through which the trust preferred securities were issued.


     If an event of default occurs and is continuing, the entire principal and the interest accrued thereon may be declared to be due and payable immediately.

     Pursuant to the terms of our subordinated debentures, Tower and its subsidiaries cannot declare or pay any dividends if we are in default or have elected to defer payments of interest on the subordinated debentures.

     OFF BALANCE SHEET ARRANGEMENTS
     We have posted an irrevocable letter of credit for $2.0 million for the benefit of OneBeacon Insurance Group LLC ("OneBeacon") representing the estimated commissions due to OneBeacon for the first year of the Commercial Renewal Rights Agreement dated September 13, 2004.

     INFLATION
     Property and casualty insurance premiums are established before we know the amount of losses and loss adjustment expenses or the extent to which inflation may affect such amounts. We attempt to anticipate the potential impact of inflation in establishing our reserves. Inflation in excess of the levels we have assumed could cause loss and loss adjustment expenses to be higher than we anticipated.

     Substantial future increases in inflation could also result in future increases in interest rates, which in turn are likely to result in a decline in the market value of the investment portfolio and cause unrealized losses or reductions in stockholders' equity.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk that we will incur losses in our investments due to adverse changes in market rates and prices. Market risk is directly influenced by the volatility and liquidity in the market in which the related underlying assets are invested. We believe that we are principally exposed to three types of market risk: changes in interest rates, changes in credit quality of issuers of investment securities and reinsurers, and changes in equity prices.

     CREDIT RISK
     Our credit risk is the potential loss in market value resulting from adverse change in the borrower's ability to repay its obligations. Our investment objectives are to preserve capital, generate investment income and maintain adequate liquidity for the payment of claims and debt service. We seek to achieve these goals by investing in a diversified portfolio of securities. We manage credit risk through regular review and analysis of the creditworthiness of all investments and potential investments.

     We also bear credit risk on our reinsurance recoverables and premiums ceded to reinsurers. As of December 31, 2004, we had unsecured reinsurance recoverables and premiums ceded of $46.8 million owed by PXRE Reinsurance Company, $15.6 million owed by American Re-Insurance Company and $3.8 million owed by other reinsurers. If any of these reinsurers fails to pay its obligations to us, or substantially delays making payments on the reinsurance recoverables, our financial condition and results of operations could be materially impaired. To mitigate the credit risk associated with reinsurance recoverables, we secure certain of our reinsurance recoverables by withholding ceded premium and requiring funds be placed in trust as well as monitoring our reinsurers' financial condition and rating agency ratings and outlook. See "Item 1.--Reinsurance". In 2003, we commuted our reinsurance agreement with PMA Reinsurance Company when its rating was reduced below our minimum financial strength rating threshold of "A-" (Excellent) by A.M. Best. In September 2004, A.M. Best downgraded the rating of Converium to "B-" (Fair) and Converium was placed into run-off by its parent company. As a result, in September 2004, we delivered notice to Converium under our quota share treaty of our intent to terminate their participation under the quota share treaty on a cut-off basis effective November 1, 2004. Subsequently we reached an agreement with Converium, Tokio Millenium Re Ltd. ("Tokio Millenium") and Hannover Reinsurance (Ireland) Ltd. and E+S Reinsurance (Ireland) Ltd. (collectively "Hannover") to effect a novation of Converium's quota share treaty to those other reinsurers effective January 1, 2004, as a result of which Tokio and Hannover agreed to each take 50% of Converium's share under the quota share treaty. In connection with the agreement, Tokio, Hannover and TICNY agreed to fully release Converium for any liabilities under the quota share treaty. As a result of the novation, we did not retain, and Tokio and Hannover assumed, the earned premiums and risks for the period from November 1, 2004 through December 31, 2004 that we would have retained if the Converium treaty had been terminated effective November 1, 2004. However, we decided to retain the unearned premiums and risks as of December 31, 2004 that would have been ceded to Converium absent the termination. See "Item 1.-Reinsurance-2004 Reinsurance Program".

     We also bear credit risk for premiums produced by TRM and a limited portion, generally a deposit amount, of the direct premiums written by TICNY. Producers collect such premiums and remit them to the company within prescribed periods. After receiving a deposit, the TICNY premiums are directly billed to insureds. In New York State and other jurisdictions, premiums paid to producers by an insured may be considered to have been paid under applicable insurance laws and regulations and the insured will no longer be liable to us for those amounts, whether or not we have actually received the premium payment from the producer. Consequently, we assume a degree of credit risk associated with producers. Due to the unsettled and fact specific nature of the law, we are unable to quantify our exposure to this risk.

     EQUITY RISK
     Equity risk is the risk that we may incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our holdings of common stocks, mutual funds and other equities. Our portfolio of equity securities is carried on the balance sheet at fair value. Since only a small percentage of our assets are invested in equity securities, we do not believe that our exposure to equity price risk is significant.

     INTEREST RATE RISK
     Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed maturity securities as of December 31, 2004 was $224.5 million.

     For fixed maturity securities, short-term liquidity needs and the potential liquidity needs for the business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates.

     As of December 31, 2004, we had a total of $23.7 million of outstanding floating rate debt all of which is outstanding subordinated debentures underlying our trust securities issued by our wholly owned statutory business trusts carrying an interest rate that is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase.

     SENSITIVITY ANALYSIS
     Sensitivity analysis is a measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In our sensitivity analysis model, we select a hypothetical change in market rates that reflects what we believe are reasonably possible near-term changes in those rates. The term "near-term" means a period of time going forward up to one year from the date of the consolidated financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.

     In this sensitivity analysis model, we use fair values to measure our potential loss. The sensitivity analysis model includes fixed maturities and short-term investments.

     For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2004.

     The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of December 31, 2004:


                                               ESTIMATED INCREASE        ESTIMATED PERCENTAGE
                                            (DECREASE) IN FAIR VALUE     INCREASE (DECREASE)
CHANGE IN INTEREST RATE                         ($ IN THOUSANDS)            IN FAIR VALUE
-----------------------                         ----------------            -------------
300 basis point rise                                 (32,068)                   (14.3%)
200 basis rise                                       (21,853)                    (9.7%)
100 basis rise                                       (11,072)                    (4.9%)
As of December 31, 2004                                   --                      0.0%
50 basis point decline                                 5,399                      2.4%
100 basis point decline                               10,604                      4.7%

     The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $11.1 million or 4.9% based on a 100 basis point increase in interest rates as of December 31, 2004. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities and short-term investments, which constituted approximately 99.0% of our total invested assets as of December 31, 2004.

     Interest expense would also be affected by a hypothetical change in interest rates. As of December 31, 2004 we had $23.7 million of floating rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by $237,000, a 200 basis point increase would increase interest expense by $474,000 and a 300 basis point increase would increase interest expense by $711,000.

     With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("FAS 91"), issued by the Financial Accounting Standards Board ("FASB"), which requires amortization adjustments for mortgage backed securities. The rates at which the mortgages underlying mortgage backed securities are prepaid, and therefore the average life of mortgage backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage backed securities holdings had been purchased at significant discounts or premiums to par value. As of December 31, 2004, the par value of our mortgage backed securities holdings was $64.6 million and the book value of our mortgage backed securities holdings was $64.1 million. This equates to an average price of 99.3% of par. Since few of our mortgage backed securities were purchased at more than two points (below 98% and above 102%) from par, a FAS 91 adjustment would not have a significant effect on investment income.

     Furthermore, significant hypothetical changes in interest rates in either direction would not have a significant effect on principal redemptions, and therefore investment income, because of the prepayment protected mortgage securities in the portfolio. The mortgage backed securities portion of the portfolio totaled 24.5% as of December 31, 2004. Of this total, only 0.9% was in agency pass through securities, which have the highest amount of prepayment risk from declining rates. The remainder of our mortgage backed securities portfolio is invested in agency planned amortization class collateralized mortgage obligations, non-agency residential non-accelerating securities, and commercial mortgage backed securities.

     The planned amortization class collaterialized mortgage obligation securities maintain their average life over a wide range of prepayment assumptions, while the non-agency residential non-accelerating securities have five years of principal lock-out protection and the commercial mortgage backed securities have very onerous prepayment and yield maintenance provisions that greatly reduce the exposure of these securities to prepayments.

RECENT CHANGES IN ACCOUNTING PRINCIPLES
     In December 2004, the Financial Accounting Standards Board issued the revised statement SFAS No. 123-R, an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation" which suspends APB 25, requires that the cost of share-based payment transactions be recognized in the financial statements after the first fiscal quarter beginning after June 15, 2005. For calendar year companies, this means that pro-forma footnote disclosures, developed under the current SFAS 123 can continue to be provided in the first two quarters of 2005, with mandatory expensing of equity-based compensation beginning in the third quarter of 2005. The intended adoption by the Company of SFAS 123-R in June 2005 is not expected to have a material impact on the Company's financial position or results of operations.

     In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. The FASB has delayed the application of the accounting provisions until 2005 but requires new disclosures for annual periods ending after June 15, 2004. Management does not expect the adoption of this new accounting pronouncement to have a material impact on the Company's financial statements upon adoption.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----


Report of Independent Registered Public Accounting Firm                      80

Consolidated Balance Sheets at December 31, 2004 and 2003                    81

Consolidated Statements of Income and Comprehensive Net Income for the
years ended December 31, 2004, 2003 and 2002                                 83

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2004, 2003 and 2002                                             84

Consolidated Statements of Cash Flows for the years ended
December 31, 2004, 2003 and 2002                                             85

Notes to Consolidated Financial Statements                                   87

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Tower Group, Inc.

We have audited the accompanying consolidated balance sheets of Tower Group, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of income and comprehensive net income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Company's financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1, during 2003, the Company changed its method of accounting for its redeemable preferred stock to conform to Statement of Financial Accounting Standards No. 150.

                                                /s/ JOHNSON LAMBERT & CO.


Reston, Virginia
February 22, 2005

                                TOWER GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                          2004          2003
                                                                                        --------      --------
                                                                                            ($ in thousands)
ASSETS

Fixed-maturity securities, available-for-sale, at fair value
   (amortized cost $223,562 in 2004 and $53,265 in 2003)                                $224,523      $ 54,545
Equity securities, at fair value (cost $1,827 in 2004 and $1,877 in 2003)                  2,485         2,184
Common trust securities - statutory business trusts, equity method                         1,426           620
                                                                                        --------      --------
      TOTAL INVESTMENTS                                                                  228,434        57,349

Cash and cash equivalents                                                                 55,201        30,339
Investment income receivable                                                               1,975           552
Agents' balances receivable                                                               33,473        21,952
Assumed premiums receivable                                                                1,197           997
Receivable for cancelled reinsurance                                                          --        15,748
Ceding commission receivable                                                               8,329         7,983
Notes and accrued interest receivable from related parties                                    --         1,421
Reinsurance recoverable                                                                  101,173        84,760
Receivable -- claims paid by agency                                                        1,622         1,812
Prepaid reinsurance premiums                                                              28,391        55,645
Deferred acquisition costs net of deferred ceding commission revenue                      18,740           573
Federal income taxes and state taxes recoverable                                           1,975            --
Deferred income taxes                                                                         --         2,033
Intangible assets                                                                          4,978            --
Fixed assets, net of accumulated depreciation                                              5,420         4,040
Other assets                                                                               3,239         1,388
                                                                                        --------      --------
      TOTAL ASSETS                                                                      $494,147      $286,592
                                                                                        ========      ========


                                  - Continued-

                                TOWER GROUP, INC.

                                                                             DECEMBER 31,
                                                                        2004              2003
                                                                      ---------        ---------
                                                                 ($ in thousands, except par value and
                                                                              share amounts)
LIABILITIES

Loss and loss adjustment expenses                                     $ 128,722        $  99,475
Unearned premium                                                         95,505           70,248
Reinsurance balances payable                                              2,735           20,788
Payable to issuing carriers                                              18,652           12,726
Funds held as agent                                                         785              796
Funds held under reinsurance agreements                                  54,152           24,943
Accounts payable and accrued expenses                                    12,410            4,934
Checks outstanding                                                        2,726            4,936
Payable for securities                                                       --            3,004
Dividends payable to stockholders                                            --              160
Federal and state income taxes payable                                       --            1,019
Deferred income taxes                                                     1,587               --
Deferred compensation liability                                              --            1,294
Subordinated debentures                                                  47,426           20,620
Long-term debt -- CIT                                                        --            5,588
Series A cumulative redeemable preferred stock                               --            3,000
                                                                      ---------        ---------
     TOTAL LIABILITIES                                                  364,700          273,531
                                                                      ---------        ---------
STOCKHOLDERS' EQUITY

Common stock (2004: $0.01 par value per share; 40,000,000
   shares authorized, 19,826,135 shares issued and 19,737,168
   outstanding shares)                                                      198               --
Class A common stock (2003: $0.01 par value per share;
   4,000,000 shares authorized, 2,069,936 shares issued and
   1,977,369 outstanding shares)                                             --               21
Class B common stock (2003: $0.01 par value per share;
   4,000,000 shares authorized, 2,430,065 shares issued and
   outstanding shares)                                                       --               24
Paid-in-capital                                                         112,375            2,285
Accumulated other comprehensive net income                                1,052            1,048
Retained earnings                                                        18,224           10,197
Unearned compensation - restricted stock                                 (1,908)              --
Treasury stock (88,967 shares in 2004 and 92,567 in 2003)                  (494)            (514)
                                                                      ---------        ---------
     TOTAL STOCKHOLDERS' EQUITY                                         129,447           13,061
                                                                      ---------        ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 494,147        $ 286,592
                                                                      =========        =========

        See accompanying notes to the consolidated financial statements.

                                TOWER GROUP, INC.

         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE NET INCOME

                                                                                         YEAR ENDED DECEMBER 31,
                                                                             2004                2003                2002
                                                                         -----------         -----------         -----------
                                                                         ($ in thousands, except per share and share amounts)
REVENUES
     Net premiums earned                                                 $    45,564         $    22,941         $    26,008
     Ceding commission revenue                                                39,983              35,605              21,872
     Insurance services revenue                                               16,381              12,830              12,428
     Net investment income                                                     5,070               2,268               1,933
     Net realized gains on investments                                            13                 493                  95
     Policy billing fees                                                         679                 545                 376
                                                                         -----------         -----------         -----------
        Total revenues                                                       107,690              74,682              62,712
                                                                         -----------         -----------         -----------
EXPENSES
    Loss and loss adjustment expenses                                         27,060              15,071              16,356
    Direct commission expense                                                 32,825              26,158              19,187
    Other operating expenses                                                  29,954              22,337              17,279
    Interest expense                                                           3,128               1,462                 122
                                                                         -----------         -----------         -----------
        Total expenses                                                        92,967              65,028              52,944
                                                                         -----------         -----------         -----------
    Income before income taxes                                                14,723               9,654               9,768
    Income tax expense                                                         5,694               3,374               4,135
                                                                         -----------         -----------         -----------
        NET INCOME                                                       $     9,029         $     6,280         $     5,633
                                                                         ===========         ===========         ===========

COMPREHENSIVE NET INCOME
    Net income                                                           $     9,029         $     6,280         $     5,633
    Other comprehensive income:
        Gross unrealized investment holding gains
           arising during period                                                  44                 617               1,437
        Less: reclassification adjustment for gains
           included in net income                                                (13)               (493)                (95)
                                                                         -----------         -----------         -----------
                                                                                  31                 124               1,342
        Income tax expense related to items of other
           comprehensive income                                                  (27)                (42)               (456)
        Total other comprehensive net income                                       4                  82                 886
                                                                         -----------         -----------         -----------
           COMPREHENSIVE NET INCOME                                      $     9,033         $     6,362         $     6,519
                                                                         ===========         ===========         ===========

EARNINGS PER SHARE
    Basic earnings per common share                                      $      1.23         $      1.37         $      1.18
                                                                         ===========         ===========         ===========
    Diluted earnings per common share                                    $      1.06         $      1.09         $      0.94
                                                                         ===========         ===========         ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
        Basic                                                              7,335,286           4,453,717           4,500,000
        Diluted                                                            8,565,815           5,708,016           5,761,949


        See accompanying notes to the consolidated financial statements.

                                TOWER GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                ($ in thousands)

                                                                                      ACCUMULATED                UNEARNED
                                                  CLASS A       CLASS B                  OTHER                 COMPENSATION
                                      COMMON      COMMON        COMMON      PAID-IN  COMPREHENSIVE   RETAINED   RESTRICTED
                                       STOCK       STOCK         STOCK      CAPITAL    NET INCOME    EARNINGS      STOCK
                                    ---------    ---------    ---------    ---------    ---------   ---------    ---------
BALANCE AT DECEMBER 31, 2001        $      45    $      --    $      --    $   2,285    $      80   $     926    $      --
                                    ---------    ---------    ---------    ---------    ---------   ---------    ---------
   Dividends paid or declared              --           --           --           --           --        (788)          --
   Net income                              --           --           --           --           --       5,633           --
   Net unrealized appreciation on
     securities available for
     sale, net
     of income tax                         --           --           --           --          886          --           --
                                    ---------    ---------    ---------    ---------    ---------   ---------    ---------
BALANCE AT DECEMBER 31, 2002               45           --           --        2,285          966       5,771           --
                                    ---------    ---------    ---------    ---------    ---------   ---------    ---------
   Stock repurchase                        --           --           --           --           --          --           --
   Capital restructuring                  (45)          21           24           --           --          --           --
   Dividends paid or declared              --           --           --           --           --      (1,854)          --
   Net income                              --           --           --           --           --       6,280           --
   Net unrealized appreciation on
     securities available for
     sale, net
     of income tax                         --           --           --           --           82          --           --
                                    ---------    ---------    ---------    ---------    ---------   ---------    ---------
BALANCE AT DECEMBER 31, 2003               --           21           24        2,285        1,048      10,197           --
                                    ---------    ---------    ---------    ---------    ---------   ---------    ---------
   Capital restructuring                   45          (21)         (24)          --           --          --           --
   Dividends paid or declared              --           --           --           --           --      (1,002)          --
   IPO and private
       placement, net proceeds            141           --           --      107,704           --          --           --
   Stock based compensation                 3           --           --        2,395           --          --       (1,908)
   Am Re warrant exercise                   9           --           --           (9)          --          --           --
   Net income                              --           --           --           --           --       9,029           --
   Net unrealized appreciation on
     securities available for
     sale, net
     of income tax                         --           --           --           --            4          --           --
                                    ---------    ---------    ---------    ---------    ---------   ---------    ---------
BALANCE AT DECEMBER 31, 2004        $     198    $      --    $      --    $ 112,375    $   1,052   $  18,224    $  (1,908)
                                    =========    =========    =========    =========    =========   =========    =========


                                                     TOTAL
                                      TREASURY    STOCKHOLDERS'
                                        STOCK        EQUITY
                                      ---------    ---------
BALANCE AT DECEMBER 31, 2001          $      --    $   3,336
                                      ---------    ---------
   Dividends paid or declared                --         (788)
   Net income                                --        5,633
   Net unrealized appreciation on
     securities available for
     sale, net
     of income tax                           --          886
                                      ---------    ---------
BALANCE AT DECEMBER 31, 2002                 --        9,067
                                      ---------    ---------
   Stock repurchase                        (514)        (514)
   Capital restructuring                     --           --
   Dividends paid or declared                --       (1,854)
   Net income                                --        6,280
   Net unrealized appreciation on
     securities available for
     sale, net
     of income tax                           --           82
                                      ---------    ---------
BALANCE AT DECEMBER 31, 2003               (514)      13,061
                                      ---------    ---------
   Capital restructuring                     --           --
   Dividends paid or declared                --       (1,002)
   IPO and private
       placement, net proceeds               --      107,845
   Stock based compensation                  20          510
   Am Re warrant exercise                    --           --
   Net income                                --        9,029
   Net unrealized appreciation on
     securities available for
     sale, net
     of income tax                           --            4
                                      ---------    ---------
BALANCE AT DECEMBER 31, 2004          $    (494)   $ 129,447
                                      =========    =========


        See accompanying notes to the consolidated financial statements.

                                TOWER GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
                                                                       2004          2003         2002
                                                                     ---------    ---------    ---------
                                                                               ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $   9,029    $   6,280    $   5,633
   Adjustments to reconcile net income to net cash
   provided by
     (used in) operations:
     Gain on sale of investments                                           (13)        (493)         (95)
     Depreciation                                                        1,984        1,142          972
     Amortization of intangible assets                                      22           --           --
     Amortization of bond premium or discount                              365           24           66
     Amortization of debt issuance costs                                   178           28           --
     Amortization of restricted stock                                      310           --           --
     Deferred income taxes                                               3,595          629          426
(Increase) decrease in assets:
     Investment income receivable                                       (1,423)        (159)        (112)
     Agents' balances receivable                                       (11,521)      (2,002)      (4,803)
     Assumed premiums receivable                                          (200)          56          218
     Receivable for cancelled reinsurance                               15,748      (15,748)          --
     Ceding commissions receivable                                        (346)       1,321       (4,832)
     Reinsurance recoverable                                           (16,223)     (29,944)     (22,002)
     Prepaid reinsurance premiums                                       27,254       (7,226)     (18,489)
     Deferred acquisition costs, net                                   (18,168)      (4,067)      (2,490)
     Federal and state income taxes recoverable                         (2,102)          --           --
     Intangible assets                                                  (5,000)          --           --
     Other assets                                                       (2,029)        (819)          64
Increase (decrease) in liabilities:
     Loss and loss adjustment expenses                                  29,247       33,787       28,052
     Unearned premium                                                   25,257       13,235       19,810
     Checks outstanding                                                 (2,209)       1,316        2,609
     Reinsurance balances payable                                      (18,053)        (349)       5,401
     Payable to issuing carriers                                         5,926        4,369       (3,274)
     Accounts payable and accrued expenses                               7,475       (1,944)       3,911
     Federal and state income taxes payable                               (892)      (1,595)        (213)
     Funds held under reinsurance agreements                            29,198       24,818         (623)
     Deferred compensation liability                                    (1,294)          85           79
                                                                     ---------    ---------    ---------
Net cash flows provided by operations                                   76,115       22,744       10,308
                                                                     ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                (3,364)      (2,502)      (1,495)
Purchases of investments:
     Fixed-maturity securities                                        (197,129)     (25,560)     (36,199)
     Equity securities                                                      --           --       (1,793)
Sale of investments:
     Fixed-maturity securities                                          23,474        8,992       19,717
     Equity securities                                                      50           25          791
                                                                     ---------    ---------    ---------
Net cash flows used in investing activities                           (176,969)     (19,045)     (18,979)
                                                                     ---------    ---------    ---------


                                   -Continued-

                                TOWER GROUP, INC.

                                                                            YEAR ENDED DECEMBER 31,
                                                                       2004          2003         2002
                                                                     ---------    ---------    ---------
                                                                               ($ in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of redeemable preferred stock                           $  (3,000)   $      --    $      --
   Proceeds from repurchase obligation                                      --       29,650       31,080
   Repayment of repurchase obligation                                       --      (32,650)     (28,080)
   Proceeds from issuance of subordinated debentures                    26,806       20,620           --
   Purchase of common trust securities - statutory business trusts        (806)        (620)          --
   Proceeds from long-term debt -- CIT                                      --        6,000           --
   Repayment of long-term debt -- CIT                                   (5,588)        (413)          --
   Proceeds from surplus notes                                              --       10,000           --
   Repayment of surplus notes                                               --      (10,000)          --
   Decrease (increase) in notes receivable from related parties          1,421          (50)        (454)
   Stock repurchase                                                         --         (514)          --
   Exercise of stock options                                               200           --           --
   IPO and private placement, net proceeds                             107,845           --           --
   Dividends paid                                                       (1,162)      (1,811)        (670)
                                                                     ---------    ---------    ---------
   Net cash flows provided by financing activities                     125,716       20,212        1,876
                                                                     ---------    ---------    ---------
   Increase (decrease) in cash and cash equivalents                     24,862       23,911       (6,795)
   Cash and cash equivalents, beginning of year                         30,339        6,428       13,223
                                                                     ---------    ---------    ---------
   CASH AND CASH EQUIVALENTS, END OF YEAR                            $  55,201    $  30,339    $   6,428
                                                                     =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                        $   5,114    $   2,263    $   3,775
   Cash paid for interest                                            $   2,261    $   1,286    $     423


        See accompanying notes to the consolidated financial statements.

                                TOWER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

     The consolidated financial statements include the accounts of Tower Group, Inc. ("Tower") and its wholly-owned subsidiaries, Tower Insurance Company of New York ("TICNY"), and Tower Risk Management Corporation ("TRM") (collectively "the Company"). The Company's stock is traded on the NASDAQ National Market under the symbol "TWGP".

Initial Public Offering ("IPO")

     On June 22, 2004 the Company's Board of Directors approved a 1.8:1 stock split, the maintaining of a par value of $0.01 after the split and the amendment and restatement of the Company's Certificate of Incorporation which among other things, combined the Class A and Class B common stock into one class of common stock and increased the authorized common stock to 40,000,000 shares. These actions became effective on October 20, 2004, which is the effective date of the Company's IPO. All consolidated financial statements and per share amounts have been retroactively adjusted for the above stock split and maintaining the par value at $0.01 per share.

     On October 20, 2004, the Securities and Exchange Commission declared Tower Group, Inc.'s registration statement effective. The Company's IPO was for 13,000,000 shares and was priced at $8.50 per share. Also on October 20, 2004 Tower Group, Inc. offered a concurrent private placement of 500,000 shares of its common stock to an affiliate of Friedman, Billings, Ramsey & Co., Inc. the lead underwriter for the Company's IPO, at the price of $8.50 per share. On November 10, 2004 the underwriters exercised their 30-day over-allotment option. Pursuant to this exercise, the underwriters purchased 629,007 additional shares of common stock from the Company and 1,320,993 shares of common stock from the selling stockholders at the IPO price of $8.50 per share, less the underwriting discount. The Company did not receive any proceeds from the sale of common stock by any selling stockholder. The Company received net cash proceeds of $107,845,000 from the offering and concurrent private placement after the underwriting discounts, commissions and offering expenses. The total costs of the IPO and private placement were $12,252,000 of which $8,407,000 was for the underwriters discount, and $3,845,000 was for all other costs. Costs of the IPO have been reflected as a reduction in Paid-in-Capital.

Description of Business

     TICNY is a property-casualty insurance company incorporated in the State of New York in June 1989. TICNY obtained its license to operate in the State of New York in December 1990, at which time it commenced underwriting operations. TICNY provides coverage for many different market segments, including nonstandard risks that do not fit the underwriting criteria of standard carriers due to factors such as type of business, location and the relatively small amount of premium per policy. TICNY offers commercial multiple-peril, monoline general liability, commercial umbrella, monoline property, workers' compensation and commercial automobile policies as well as personal lines products such as homeowners, dwelling and other liability policies. Generally, TICNY targets customers that have a reduced potential for loss severity and are not normally exposed to long-tailed, complex or contingent risks, such as products liability, asbestos or environmental claims. TICNY's commercial lines products provide insurance coverages to businesses such as retail and wholesale stores, grocery stores, restaurants, artisan contractors and residential and commercial buildings. Personal lines products focus on modestly valued homes and dwellings. TICNY's products are marketed through independent agents. All direct premiums are written in the State of New York.

     TRM is a non-risk-bearing insurance services company that produces, through its managing general agency, business on behalf of other insurance companies (which are referred to as TRM's issuing companies) and primarily focuses on commercial risks with higher per policy premium, including risks that TICNY has not been able to target due to historical surplus, rating and geographical license constraints. TICNY also reinsures a portion of the premiums written by TRM's issuing companies. The Company utilizes these non-risk-bearing insurance services operations to generate commission income on premiums produced for other insurance companies. In addition, the insurance services operation earns fee revenues by providing claims administration and reinsurance intermediary services to TRM's issuing companies and to other insurance companies. In 2004 and 2003, two companies accounted for 100% of the managing general agency commissions of TRM. TRM generated 94% of its reinsurance intermediary commission income in 2002 from the placement of one reinsurance agreement. See "Note 5. Reinsurance" for further description.

     Certain activities of the Company are provided by TICNY, DBA the Law Office of Steven Fauth. These activities primarily consist of claims management activities of TICNY and claims management services provided by TRM to other issuing carriers. Mr. Fauth is an officer and director of the Company.

     During 2003 and 2002, the Company engaged in significant transactions with PXRE Reinsurance Company ("PXRE"), which had a significant impact on the operations and financial statements of the Company. Transactions between PXRE and the Company include reinsurance arrangements, debt financing and equity transactions. To reduce the credit risk associated with having a significant amount of reinsurance recoverable from PXRE the Company cancelled PXRE's participation in the 2003 quota share agreement as of September 30, 2003. See "Note 5. Reinsurance" and "Note 8. Debt".

     Additionally, during 2003 and 2002 the Company engaged in significant reinsurance arrangements with American Re-Insurance Company ("Am Re"), which owned all of the Company's outstanding shares of Series A Cumulative Redeemable Preferred Stock as of December 31, 2003. The Series A Cumulative Redeemable Preferred Stock was redeemed during 2004. Am Re also held warrants for the purchase of common stock that were exercised during 2004. See "Note 5. Reinsurance", "Note 8. Debt", and "Note 9. Capital Stock".

Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany transactions have been eliminated in consolidation. Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Premiums Earned

     Insurance policies issued or reinsured by the Company are short-duration contracts. Accordingly, premium revenue, including direct writings and reinsurance assumed, net of premiums ceded to reinsurers, is recognized as earned in proportion to the amount of insurance protection provided, on a pro-rata basis over the terms of the underlying policies. Unearned premiums represent premium applicable to the unexpired portions of in-force insurance contracts at the end of each year. Prepaid reinsurance premiums represent the unexpired portion of reinsurance premiums ceded.

Liability for Loss and Loss Adjustment Expense

     The liability for loss and loss adjustment expenses represents management's best estimate of the ultimate cost of all reported and unreported losses that are unpaid as of the balance sheet date. The liability for loss and loss adjustment expenses is estimated on an undiscounted basis, using individual case-basis valuations, statistical analyses, and various actuarial procedures.
  The projection of future claim payment and reporting is based upon an analysis of the Company's historical experience, supplemented by analyses of industry loss data. Management believes that the reserves for loss and loss adjustment expenses are adequate to cover the ultimate cost of losses and claims to date; however, because of the uncertainty from various sources, including changes in reporting patterns, claims settlement patterns, judicial decisions, legislation, and economic conditions, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. As adjustments to these estimates become necessary, such adjustments are reflected in current operations. Because of the nature of the business historically written, the Company's management believes that the Company has limited exposure to environmental claim liabilities.

Reinsurance

     The Company accounts for reinsurance in accordance with Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS 113"). Management believes the Company's reinsurance arrangements qualify for reinsurance accounting in accordance with SFAS 113. Management has evaluated its reinsurance arrangements and determined that insurance risk is transferred to the reinsurers. Reinsurance agreements have been determined to be short-duration prospective contracts and, accordingly, the costs of the reinsurance are recognized over the life of the contract in a manner consistent with the earning of premiums on the underlying policies subject to the reinsurance contract.

     Reinsurance recoverable represents management's best estimate of unpaid loss and loss adjustment expenses recoverable from reinsurers. Ceded losses recoverable are estimated using techniques and assumptions consistent with those used in estimating the liability for loss and loss adjustment expenses. Management believes that reinsurance recoverables as recorded represent its best estimate of such amounts; however, as changes in the estimated ultimate liability for loss and loss adjustment expenses are determined, the estimated ultimate amount recoverable from the reinsurer will also change. Accordingly, the ultimate recoverable could be significantly in excess of or less than the amount indicated in the consolidated financial statements. As adjustments to these estimates become necessary, such adjustments are reflected in current operations. Loss and loss adjustment expenses incurred as presented in the consolidated statement of income and comprehensive net income are net of reinsurance recoveries.

     In preparing financial statements, management makes estimates of amounts receivable from reinsurers estimated to be uncollectible based on an assessment of factors including an assessment of the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. The Company recorded no allowance for uncollectible reinsurance at December 31, 2004 and 2003 and did not expense any uncollectible reinsurance during 2004, 2003 and 2002. Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company's reinsurers to meet their contractual obligations could have a detrimental impact on the consolidated financial statements and TICNY's ability to meet its regulatory capital and surplus requirements.

Ceding Commission Revenue

     Commissions on reinsurance premiums ceded are earned in a manner consistent with the recognition of the costs of the reinsurance, generally on a pro-rata basis over the terms of the policies reinsured. Certain reinsurance agreements contain provisions whereby the ceding commission rates vary based on the loss experience under the agreements. The Company records ceding commission revenue based on its current estimate of losses. The Company records adjustments to the ceding commission revenue in the period that changes in the estimated losses are determined. Ceding commissions receivable of $8,329,000 and $7,983,000 as of December 31, 2004 and 2003, respectively represent ceding commissions receivable from PXRE which are not due until final settlement of losses subject to the contracts or commutation of the agreements.

Insurance Services Revenue

     Direct commission revenue from the Company's managing general underwriting services, which is the largest component of insurance services revenue, is generally recognized and earned as insurance policies are placed with TRM's issuing companies. Fees from reinsurance intermediary services are earned when TICNY or TRM's issuing companies cede premiums to reinsurers. Claims administration fees are earned as services are performed. See "Note 17. Segment Information" for a further description of the components of insurance services revenue.

Cash and Cash Equivalents

     Cash and cash equivalents are presented at cost, which approximates fair value. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. For the purpose of presentation in the Company's statements of cash flows, cash equivalents are short-term, highly liquid investments that are both (a) readily convertible to known amounts of cash, and (b) so near to maturity that they present insignificant risk of changes in value due to changing interest rates.

     The Company maintains its cash balances at several financial institutions. The Federal Deposit Insurance Corporation secures accounts up to $100,000 at these institutions. Management monitors balances in excess of insured limits and believes they do not represent a significant credit risk to the Company.

Investments

     The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which requires that fixed-maturity and equity securities that have readily determined fair values be segregated into categories based upon the Company's intention for those securities. In accordance with SFAS 115, the Company has classified its fixed-maturity and equity securities as available-for-sale. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors.

     Fixed-maturity securities and equity securities are reported at their estimated fair values based on quoted market prices or a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of comprehensive income in stockholders' equity. Short-term investments are carried at cost, which approximates fair value. Realized gains and losses are determined on the specific identification method.

     Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company regularly reviews its fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In general, attention is focused on those securities whose fair value was less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. In evaluating potential impairment, management considers, among other criteria: the current fair value compared to amortized cost or cost, as appropriate; the length of time the security's fair value has been below amortized cost or cost; management's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in value; specific credit issues related to the issuer; and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. During 2004, 2003 and 2002, the Company did not record any other-than-temporary impairments.

     At December 31, 2004 and 2003, U.S. Treasury Notes with fair values of approximately $651,000 and $546,000, respectively, were held by the Superintendent of Insurance of the State of New York in order to comply with New York Insurance Law.

Agents' Balances

     Agents' balances receivable are presented net of an allowance for doubtful accounts of $123,000 at December 31, 2004 and 2003. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management's judgment, is adequate. Uncollectible agent's balances in 2004 were $27,000 and none in 2003 and 2002. One agent accounted for approximately 12% and 16%, respectively, of TICNY's and TRM's agents' balances at December 31, 2004 and 2003 and 14% and 17% of TICNY's direct premiums written and TRM's premiums produced in 2004 and 2003, respectively.

Receivable - Claims Paid by Agency

     Receivable - claims paid by agency represent claim payments due from issuing carriers to reimburse claims paid by TRM on their behalf in conjunction with claims administration services. The receivables are partially secured by funds held totaling $785,000 and $796,000 as of December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, no reserve for uncollectible recoverables was recorded. During 2004, 2003 and 2002, no amounts relating to these receivables were written-off.

     With respect to the business produced by TRM for other issuing carriers, agents collect premiums from the policyholders and forward them to TRM. In certain jurisdictions, when the insured pays premium for these policies to agents for payment to TRM, the premium might be considered to have been paid and the insured will no longer be liable to TRM for those amounts, whether or not TRM has actually received the premiums from the agent. Consequently, TRM assumes a degree of credit risk associated with agents and brokers. The Company recorded no losses in 2004, 2003 and 2002 for this activity.

Notes Receivable from Related Parties

     The Company received promissory notes from certain officers, directors, and employees in exchange for cash. The notes bear interest at 4% per year and maturity terms varied from 5 years to no stated maturity. Notes receivables as of December 31, 2003 from the Company's Chairman of the Board, President and Chief Executive Officer, totaled $1,338,000 and were repaid in 2004.

Deferred Acquisition Costs and Deferred Ceding Commission Revenue

     Acquisition costs represent the costs of writing business that vary with, and are primarily related to, the production of insurance business. Policy acquisition costs are deferred and recognized as expense as related premiums are earned. Deferred acquisitions costs as presented in the balance sheet are net of deferred ceding commission revenue. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable.

Intangible Assets

     The Company has recorded as an asset acquired identifiable intangible assets with finite useful lives. In accounting for such assets, the Company follows "Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

     The costs of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their relative fair values. Identifiable intangible assets with a finite useful life are amortized over the period which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Identifiable intangible assets with finite useful lives are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. An impairment loss is recognized if the carrying value of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment losses were recognized in 2004, 2003 and 2002.

Fixed Assets

     Furniture, computer equipment, leasehold improvements and software are reported at cost less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets.

Statutory Business Trusts

     In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"), which establishes accounting guidance for consolidation of variable interest entities ("VIE") that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46(R), VIE's were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. As of December 31, 2003, the Company does not consolidate interest in its statutory business trusts for which the Company holds 100% of the common trust securities because Tower is not the primary beneficiary of the trusts. See "Note 8. Debt". The Company's investment in common trust securities of the statutory business trust are reported in investments at equity. The Company reports as a liability the outstanding subordinated debentures owed to the statutory business trusts.

Cumulative Redeemable Preferred Stock

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Due to the adoption by the Company of SFAS 150, Series A Cumulative Redeemable Preferred Stock was reclassified as debt as of July 1, 2003. Effective with adoption, dividends paid are reported as interest expense. See "Note 8. Debt" and "Note 9. Capital Stock".

Income Taxes

     Pursuant to a Tax Allocation Agreement, dated as of January 1, 2001, Tower, TICNY and TRM compute and pay Federal income taxes on a consolidated basis. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Treasury Stock

     The Company accounts for the treasury stock at the repurchase price as a reduction to stockholders' equity as it does not intend to retire the treasury stock held at December 31, 2004.

Equity Compensation Plans

     The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation" ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options is equal to the estimated market price of the underlying stock at the date of the grant, no compensation expense is recognized. The effect of applying Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") requires pro-forma disclosure of EPS for the impact on the financial statements as if the stock options were expensed. See "Note 1. Summary of Significant Accounting Policies-Recent Accounting Developments".

     The Company accounts for restricted stock shares awarded at fair value at the dated awarded as a charge to Unearned Compensation - Restricted Stock, included as a separate component of Stockholders' Equity, and a credit to Common Stock and Paid-in-Capital. The fair value of the shares will amortize ratably over their one to five year vesting period as a charge to compensation expense and a reduction to Unearned Compensation - Restricted Stock in Stockholders' Equity.

Segment Reporting

     The Company manages its operations through three reportable segments: insurance (commercial and personal lines underwriting), reinsurance, and insurance services (managing general agency, claims administration and reinsurance intermediary operations). See "Note 17. Segment Information".

Earnings Per Share

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the Company measures earnings per share at two levels: basic earnings per share and diluted earnings per share. Basic per share data is calculated by dividing income (loss) allocable to common stockholders by the weighted average number of shares outstanding during the year excluding issued but unvested restricted stock shares. Diluted per share data is calculated by dividing income (loss) allocable to common stockholders by the weighted average number of shares outstanding during the year, as adjusted for the potentially dilutive effects of stock options, warrants, unvested restricted stock and/or convertible preferred stock, unless common equivalent shares are antidilutive.

Recent Accounting Developments

     In December 2004, the Financial Accounting Standards Board issued the revised statement SFAS No. 123-R, an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation" which suspends APB 25, requires that the cost of share-based payment transactions be recognized in the financial statements after the first fiscal quarter beginning after June 15, 2005. For calendar year companies, this means that pro-forma footnote disclosures, developed under the current SFAS 123 can continue to be provided in the first two quarters of 2005, with mandatory expensing of equity-based compensation beginning in the third quarter of 2005. The intended adoption by the Company of SFAS 123-R in June 2005 is not expected to have a material impact on the Company's financial position or results of operations.

     In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. The FASB has delayed the application of the accounting provisions until 2005 but requires new disclosures for annual periods ending after June 15, 2004. Management does not expect the adoption of this new accounting pronouncement to have a material impact on the Company's financial statement upon adoption.

NOTE 2 -- INVESTMENTS

     The amortized cost and fair value of investments in fixed-maturity securities are summarized as follows:


                                                                     GROSS            GROSS
                                                 AMORTIZED        UNREALIZED        UNREALIZED     FAIR
                                                    COST             GAINS            LOSSES       VALUE
                                                 ----------        --------          -------     ----------
           DECEMBER 31, 2004:
               U.S. Government bonds             $   21,458        $     80          $  (117)    $   21,421
               Municipal bonds                       76,647             597             (154)        77,090
               Corporate and other bonds             61,341             810             (298)        61,853
               Mortgage-backed securities            64,116             464             (421)        64,159
                                                 ----------        --------          -------     ----------
                   TOTAL                         $  223,562        $  1,951          $  (990)    $  224,523
                                                 ==========        ========          =======     ==========

           DECEMBER 31, 2003:
               U.S. Government bonds             $    1,840        $      6          $   (63)    $    1,783
               Municipal bonds                       10,022             386              (33)        10,375
               Corporate and other bonds             19,739             866             (216)        20,389
               Mortgage-backed securities            21,664             428              (94)        21,998
                                                 ----------        --------          -------     ----------
                   TOTAL                         $   53,265        $  1,686          $  (406)    $   54,545
                                                 ==========        ========          =======     ==========

     A summary of the amortized cost and fair value of the Company's investments in fixed-maturity securities at December 31, 2004 by contractual maturity is shown below (in 000's):

                                                 AMORTIZED             FAIR
                                                   COST                VALUE
                                               -----------          -----------
           YEARS TO MATURITY:
               One or less                     $     8,224          $     8,243
               After one through five               54,705               54,924
               After five through ten               91,361               92,094
               After ten                             5,156                5,103
               Mortgage-backed securities           64,116               64,159
                                               -----------          -----------
                   TOTAL                       $   223,562          $   224,523
                                               ===========          ===========

     The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

     The cost and estimated fair value of investments in equity securities are as follows (in 000's):


                                                         GROSS         GROSS
                                                       UNREALIZED    UNREALIZED     FAIR
                                            COST          GAINS        LOSSES       VALUE
                                          --------     ----------    ----------    --------
         DECEMBER 31, 2004:
             Preferred stocks             $    113       $    4        $  --       $    117
             Common stocks                   1,714          654           --          2,368
                                          --------       ------        -----       --------
                 TOTAL                    $  1,827       $  658        $  --       $  2,485
                                          ========       ======        =====       ========
         DECEMBER 31, 2003:
             Preferred stocks             $    163       $    4        $  --       $    167
             Common stocks                   1,714          303           --          2,017
                                          --------       ------        -----       --------
                 TOTAL                    $  1,877       $  307        $  --       $  2,184
                                          ========       ======        =====       ========


     Major categories of the Company's net investment income are summarized as follows (in 000's):

                                                     2004       2003      2002
                                                    ------     ------   ------
Income:
    Fixed-maturity securities                       $4,868     $2,190   $1,762
    Equity securities                                   48         39       41
    Short-term investments and cash                    294        121      190
    Interest on notes receivable from related
    parties                                             46         54       47
    Dividends on common trust securities                52         --       --
                                                    ------     ------   ------
        TOTAL                                        5,308      2,404    2,040

Expenses:
    Investment expenses                                238        136      107
                                                    ------     ------   ------
      NET INVESTMENT INCOME                         $5,070     $2,268   $1,933
                                                    ======     ======   ======


     Proceeds from the sale and maturity of fixed-maturity securities were $23,474,000, $8,992,000 and $19,717,000 in 2004, 2003 and 2002, respectively.
Proceeds from the sale of equity securities were $50,000, $25,000 and $791,000 in 2004, 2003, and 2002, respectively. The Company's gross realized gains and losses on investments are summarized as follows (in 000's):

                                                   2004       2003      2002
                                                  -----      -----      -----
Fixed maturity securities:
   Gross realized gains                           $ 137      $ 493      $ 602
   Gross realized losses                           (124)        --       (128)
                                                  -----      -----      -----
                                                     13        493        474
Equity securities:
   Gross realized gains                              --         --         50
   Gross realized losses                             --         --       (429)
                                                  -----      -----      -----
                                                     --         --       (379)
                                                  -----      -----      -----
   NET REALIZED GAINS                             $  13      $ 493      $  95
                                                  =====      =====      =====

     The following table presents information regarding the Company's invested assets that were in an unrealized loss position at December 31, 2004 by amount of time in a continuous unrealized loss position (in 000's)


                              LESS THAN 12 MONTHS         12 MONTHS OR LONGER               TOTAL
                          --------------------------   -------------------------   -------------------------
                              FAIR        UNREALIZED      FAIR        UNREALIZED      FAIR        UNREALIZED
                             VALUE           LOSS         VALUE          LOSS         VALUE          LOSS
                          ---------      -----------   ---------      ----------   ---------      ----------
U.S. Gov't bonds          $  15,425        $   (79)    $   1,252      $   (40)     $  16,677       $  (119)
Municipal bonds              24,150           (118)        2,077          (36)        26,227          (154)
Corp. and other bonds        25,993           (199)        1,742          (98)        27,736          (297)
Mortgage-backed
securities                   42,172           (363)        5,312          (57)        47,485          (420)
                          ---------        -------     ---------      -------      ---------       -------
     TOTAL                $ 107,740        $  (759)    $  10,383      $  (231)     $ 118,123       $  (990)
                          =========        =======     =========      =======      =========       =======

     As of December 31, 2004, 81 securities accounted for the gross unrealized losses, all of which are deemed to be temporary. Significant factors influencing Management's determination that unrealized losses were temporary included the mild severity of the unrealized losses in relation to each securities cost and the nature of the investments and management's intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery in value.

NOTE 3 -- PROPERTY - CASUALTY INSURANCE ACTIVITY

     Premiums written, ceded and earned are as follows (in 000's):


                                            DIRECT         ASSUMED          CEDED             NET
                                          ---------       ---------       ---------       ---------
2004:
Premiums written                          $ 176,166       $   1,600       $ (79,691)      $  98,075
Change in unearned premiums                 (24,956)           (301)        (27,254)        (52,511)
                                          ---------       ---------       ---------       ---------
PREMIUMS EARNED                           $ 151,210       $   1,299       $(106,945)      $  45,564
                                          =========       =========       =========       =========

2003:
Premiums written                          $ 133,263       $   1,219       $(105,532)      $  28,950
Change in unearned premiums                 (12,722)            263           6,450          (6,009)
                                          ---------       ---------       ---------       ---------
PREMIUMS EARNED                           $ 120,541       $   1,482       $ (99,082)      $  22,941
                                          =========       =========       =========       =========

2002:
Premiums written                          $ 105,266       $   1,474       $ (79,411)      $  27,329
Change in unearned premiums                 (20,748)            164          19,263          (1,321)
                                          ---------       ---------       ---------       ---------
PREMIUMS EARNED                           $  84,518       $   1,638       $ (60,148)      $  26,008
                                          =========       =========       =========       =========

     The components of the liability for loss and loss adjustment expenses and related reinsurance recoverables are as follows (in 000's):

                                    GROSS LIABILITY   REINSURANCE RECOVERABLES
                                    ---------------   ------------------------
DECEMBER 31, 2004:
Case-basis reserves                     $ 76,793              $ 55,273
IBNR reserves                             51,929                36,500
Recoverable on paid losses                    --                 9,400
                                        --------              --------
     TOTAL                              $128,722              $101,173
                                        ========              ========

DECEMBER 31, 2003:
Case-basis reserves                     $ 61,622              $ 45,544
IBNR reserves                             37,853                29,570
Recoverable on paid losses                    --                 9,646
                                        --------              --------
     TOTAL                              $ 99,475              $ 84,760
                                        ========              ========

     Activity in the liability for loss and loss adjustment expenses is summarized as follows (in 000's):

                                            2004          2003          2002
                                          ---------     ---------     ---------
Balance at January 1,                     $  99,475     $  65,688     $  37,637
   Less reinsurance recoverables            (75,114)      (50,212)      (29,017)
                                          ---------     ---------     ---------
                                             24,361        15,476         8,620
Incurred related to:
   Current year                              27,259        14,996        13,416
   Prior years                                 (199)           75         2,940
                                          ---------     ---------     ---------
      TOTAL INCURRED                         27,060        15,071        16,356
                                          ---------     ---------     ---------
Paid related to:
   Current year                               6,991         2,084         6,585
   Prior years                                7,481         4,102         2,915
                                          ---------     ---------     ---------
      TOTAL PAID                             14,472         6,186         9,500
                                          ---------     ---------     ---------
Net balance at December 31,                  36,949        24,361        15,476
   Add reinsurance recoverables              91,773        75,114        50,212
                                          ---------     ---------     ---------
      BALANCE AT DECEMBER 31,             $ 128,722     $  99,475     $  65,688
                                          =========     =========     =========

     Incurred losses and loss adjustment expenses are net of reinsurance recoveries under reinsurance contracts of $57,104,000, $59,090,000 and $38,609,000 in 2004, 2003 and 2002, respectively.

     For 2004, 2003 and 2002 the incurred loss and loss adjustment expenses attributable to insured events of prior years decreased by $199,000 and increased by $75,000 and $2,940,000, respectively, as a result of re-estimation of loss and loss adjustment expenses. No additional premiums or return premiums have been accrued as a result of these prior year effects.

  The increase in 2002 is the result of recent loss development trends in the reinsurance segment. The Company's management continually monitors claims activity to assess the appropriateness of carried case and IBNR reserves, giving consideration to Company and industry trends.


NOTE 4 - DEFERRED ACQUISITION COSTS AND DEFERRED CEDING
COMMISSION REVENUE

     Acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty business as follows (in 000's):


                                                          2004           2003           2002
                                                        --------       --------       --------
Net deferred acquisition costs (ceding
   commission revenue), January 1,                      $    573       $ (3,494)      $ (5,984)
Costs incurred and deferred during years:
Commissions and brokerage                                 29,732         22,218         18,771
Other underwriting and acquisition costs                  24,482         17,779         12,697
Ceding commission revenue                                (10,379)       (35,415)       (24,429)
                                                        --------       --------       --------
Net acquisition costs (ceding commission
   revenue) deferred during year                          43,835          4,582          7,039
   Amortization                                          (25,668)          (515)        (4,549)
                                                        --------       --------       --------
Net deferred acquisition costs (ceding
   commission revenue), December 31,                    $ 18,740       $    573       $ (3,494)
                                                        ========       ========       ========


NOTE 5 - REINSURANCE

     The Company offers insurance coverage for limits up to $10,000,000 for property risks, $2,000,000 for liability coverages and $10,000,000 for workers' compensation. Through various quota share, excess of loss and catastrophe reinsurance agreements, as described further below, the Company limits its exposure to a maximum loss on any one risk of $400,000 during the period January 1, through September 30, 2004, $750,000 during the period October 1, through December 31, 2004, $450,000 during the period January 1, through September 30, 2003 (after commutation - see discussion below), $312,500 during the period October 1 through December 31, 2003 and $250,000 in 2002.

     In an effort to manage the cost of quota share reinsurance in the time of rising cost and limited availability, the Company implemented provisions for loss ratio caps to its quota share reinsurance agreements. These provisions have been structured to provide the reinsurers with some limit on the amount of potential loss being assumed, while maintaining the transfer of significant insurance risk with the possibility of a significant loss to the reinsurer, and thereby to reduce the cost of reinsurance. Loss ratio caps cut off the reinsurers' liability for losses above a specified loss ratio. The loss ratio caps in the 2004, 2003 and 2002 quota share agreements were 95.0%, 92.0% and 97.5%, respectively.

     The structure of the Company's reinsurance program enables the Company to reflect significant reductions in premiums written and earned and also provides income as a result of ceding commissions earned pursuant to reinsurance contracts. This structure has enabled the Company to significantly grow its premium volume while maintaining regulatory capital and other financial ratios generally within expected ranges used for regulatory oversight purposes. The Company's participation in reinsurance arrangements does not relieve the Company from its obligations to policyholders.

     Approximate reinsurance recoverables by reinsurer are as follows (in
000's):

                                                 UNPAID       PAID
                                                 LOSSES      LOSSES      TOTAL
                                                --------    --------    --------
DECEMBER 31, 2004:
    PXRE Reinsurance Company                    $ 33,852    $  3,804    $ 37,656
    American Re-Insurance Company                 13,298       1,175      14,473
    Tokio Millennium Re Ltd.                      31,278       3,317      34,595
    Hannover Reinsurance (Ireland) Ltd.            7,750         850       8,600
    E+S Reinsurance (Ireland) Ltd.                 1,937         212       2,149
    SCOR Reinsurance Company                       1,323           9       1,332
    Others                                         2,335          33       2,368
                                                --------    --------    --------
      TOTAL                                     $ 91,773    $  9,400    $101,173
                                                ========    ========    ========

DECEMBER 31, 2003:
    PXRE Reinsurance Company                    $ 51,697    $  7,354    $ 59,051
    American Re-Insurance Company                 12,565       1,474      14,039
    Tokio Millennium Re Ltd.                       9,972         777      10,749
    Others                                           880          41         921
                                                --------    --------    --------
      TOTAL                                     $ 75,114    $  9,646    $ 84,760
                                                ========    ========    ========

     The Company recorded prepaid reinsurance premiums as follows (in 000's):

                                                           DECEMBER 31,
                                                         2004          2003
                                                      -------        -------
PXRE Reinsurance Company                              $    --        $   109
American Re-Insurance Company                           1,376          1,760
Tokio Millennium Re Ltd.                               13,093         52,389
Hannover Reinsurance (Ireland Ltd.)                    10,474             --
E+S Reinsurance (Ireland) Ltd.                          2,619             --
Others                                                    829          1,387
                                                      -------        -------
     TOTAL                                            $28,391        $55,645
                                                      =======        =======

     The following collateral is available to the Company for amounts receivable from reinsurers (in 000's) as of December 31, 2004 and 2003:

                                                     REGULATION       LETTERS OF
                                                      114 TRUST         CREDIT       FUNDS HELD         TOTAL
                                                     -----------      ----------     ----------        -------
DECEMBER 31, 2004
   Tokio Millennium Re Ltd.                            $19,345         $    --         $38,296         $57,641
   Hannover Reinsurance (Ireland) Ltd.                      --           5,355          12,685          18,040
   E+S Reinsurance (Ireland) Ltd.                           --           1,338           3,171           4,509
   Others                                                   --             796              --             796
                                                       -------         -------         -------         -------
      Total                                            $19,345         $ 7,489         $54,152         $80,986
                                                       =======         =======         =======         =======
DECEMBER 31, 2003
   Tokio Millennium Re Ltd.                            $    --         $20,000         $24,943         $44,943
   Others                                                   --             735              --             735
                                                       -------         -------         -------         -------
      Total                                            $    --         $20,735         $24,943         $45,678
                                                       =======         =======         =======         =======

     To reduce TICNY's credit exposure to reinsurance, quota share reinsurance agreements effective October 1, 2003 and January 1, 2004 were placed on a "funds withheld" basis. Under these agreements TICNY places the collected ceded premiums written, net of commissions and the reinsurers margin, in segregated trusts for the benefit of TICNY and the reinsurers. TICNY may withdraw funds for loss and loss adjustment expense payments and commission adjustments. Segregated assets in trust accounts amounted to $53,888,000 and $24,943,000 at December 31, 2004 and 2003 and are included in invested assets. The Company is obliged under the reinsurance agreements to credit reinsurers with a 2.5% annual effective yield on the monthly balance in the funds held under reinsurance agreements liability accounts. The amounts credited for 2004 and 2003 were $1,069,000 and $523,000, respectively, and have been recorded as interest expense.

     The Company earns ceding commissions under quota share reinsurance agreements for 2004, 2003 and 2002 based on a sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and ceding commissions earned decrease when the estimated ultimate loss ratio increases.

     As of December 31, 2004, the Company's estimated ultimate loss ratios are lower than the contractual ultimate loss ratios at which the minimum amount of ceding commissions can be earned. Accordingly, the Company has recorded ceding commissions earned that are greater than the minimum commissions. The relevant estimated ultimate loss ratios and commissions as of December 31, 2004 are set forth below (dollars in 000's):


                   CONTRACTUAL LOSS
                    RATIO AT WHICH                                                           MAXIMUM POTENTIAL
                    MINIMUM CEDING          ESTIMATED           CEDING                          REDUCTION OF
                    COMMISSION RATE       ULTIMATE LOSS      COMMISSIONS        MINIMUM            CEDING
  TREATY YEAR           APPLIES               RATIO             EARNED         COMMISSION    COMMISSIONS EARNED
  -----------      ----------------       -------------      -----------       ----------    ------------------
     2002               63.0%                56.0%               $29.7            $23.6             $6.1
     2003               65.6%                57.1%               $31.1            $24.0             $7.1
     2004               68.0%                54.0%               $19.0            $13.3             $5.7


     Based on the amount of ceded premiums earned, the maximum potential reduction to ceding commissions earned related to an increase in the Company's estimated ultimate loss ratios is $18.9 million for all treaties for all three years. The maximum potential reduction for the 2004 treaty year may increase as additional ceded premiums are earned in 2005 (assuming the estimated ultimate loss ratio remains the same). The ceded premiums for the 2002 and 2003 treaty years have been fully earned as of December 31, 2004.

     The estimated ultimate loss ratios are the Company's best estimate based on facts and circumstances known at the end of each period that losses are estimated. The estimation process is complex and involves the use of informed estimates, judgments and actuarial methodologies relative to future claims severity and frequency, the length of time for losses to develop to their ultimate level, possible changes in law and other external factors. The same uncertainties associated with estimating loss and loss adjustment expense reserves affect the estimates of ceding commissions earned. The Company monitors and adjusts the ultimate loss ratio on a quarterly basis to determine the effect on the commission rate and ceding commissions earned. The increase in estimated ceding commission income relating to prior years recorded in 2004, 2003 and 2002 was $1,663,000, $1,326,000 and $0, respectively.

PMA

     Effective October 1, 2003, the Company commuted PMA's participation under the 2003 quota share reinsurance treaty. Prior to the commutation, PMA assumed 17.5% of the layer of coverage representing the first $500,000 of each loss on policies written or renewed on or after January 1, 2003. The effect of this commutation was to conclude PMA's participation in the quota share treaty and to discharge PMA from future related liabilities effective October 1, 2003. Loss related amounts recoverable from PMA at the commutation date including loss and loss adjustment expense reserve liabilities ceded of $2,700,000 and ceded paid losses of $4,000,000 that had not yet been recovered from PMA were settled with a payment received from PMA of $3,100,000. The Company also received $2,500,000 for ceded unearned premium at the commutation date resulting in a total cash settlement of $5,600,000. The Company incurred a cost of $800,000 representing consideration retained by PMA for reinsuring the Company from January 1, 2003 to September 30, 2003.

PXRE
     PXRE participated in various reinsurance agreements with the Company from 2001 through September 30, 2003, including a quota share participation in the layer of coverage representing the first $500,000 of each loss. Ceded written premiums include $20,261,000 and $72,434,000 ceded to PXRE in 2003 and 2002, respectively. Effective September 30, 2003, the 2003 quota share agreement with PXRE was cancelled. The quota share agreements with PXRE are in run-off. As a result of the cancellation of the 2003 quota share agreement with PXRE as of September 30, 2003, the Company was owed $15,748,000 in return premium net of ceding commissions as of December 31, 2003. This amount was collected in January, 2004.

     In addition to the ceding commission provisions described above, the 2002 PXRE quota share agreement contained a provision that provided the Company with a non-refundable special commission of $5,000,000, which the Company received in December 2001. The Company deferred this special commission as of December 31, 2001 to be earned over the period during which the underlying premiums are earned.

     In January 2003, the Company entered into an excess of loss reinsurance agreement with PXRE Barbados Ltd. ("PXRE Barbados"), an affiliate of PXRE, and remitted $10,000,000 as deposit premium to PXRE Barbados as called for by the contract. This excess of loss agreement inured solely to the benefit of PXRE in connection with its participation in the 2003 quota share agreement with the Company. Effective September 30, 2003, the Company and PXRE Barbados commuted the excess of loss agreement. As a result of the commutation of the agreement, the Company recorded $1,537,000 in ceding commission revenue.

     The Company entered into a borrowing arrangement during 2002 with PXRE Barbados, for $10,000,000. See "Note 8. Debt". The terms and conditions of the note were structured to comply with the New York Insurance Law, which permitted TICNY to reflect this note as surplus as regards policyholders for statutory accounting purposes as of December 31, 2002.

     In 2001, the Company entered into quota share reinsurance and option agreements with PXRE. Under the option agreement, which was effective on June 30, 2001, PXRE was granted the right to purchase 599,400 shares of common stock of the Company for $16.67 per share. PXRE paid the Company $5,000,000 for this option, which becomes exercisable on June 30, 2006 and expires on July 31, 2006. The agreement provides that PXRE's right to exercise the option terminates if the Company meets certain conditions. Those conditions included the Company granting to PXRE a right of first refusal with respect to all quota share reinsurance cessions made by the Company through December 31, 2005 and presenting reinsurance submissions to PXRE involving gross written premiums of at least $25,000,000 per year from 2001 through 2005. The terms and conditions of the 2001 quota share reinsurance treaty between PXRE and TICNY, including the commission rate, were amended to reflect the payment of the $5,000,000 under the option agreement. The Company classified the $5,000,000 proceeds for the stock options as commission income in 2001 and attributed no value to the options issued to PXRE due to the $16.67 per share exercise price.

     At the end of 2001, the Company, through TRM, provided reinsurance intermediary services to PXRE and TICNY for the placement of quota-share reinsurance covering the 2002 calendar year. As part of the placement of this reinsurance treaty, TRM entered into a reinsurance intermediary commission agreement with PXRE. During 2002, TRM earned commissions of $3,000,000 related to this intermediary commission agreement that is reflected in the Company's consolidated statement of income.

AM RE

     The Company has participated in various reinsurance agreements with Am Re. Ceded written premiums include $2,753,000, $3,811,000 and $3,154,000 ceded to Am Re in 2004, 2003 and 2002, respectively. Am Re had owned all outstanding shares of the Company's Series A Cumulative Redeemable Preferred Stock and held warrants for the purchase of common stock. See "Note 8. Debt" and "Note 9. Capital Stock". During 2004, all of the preferred stock was redeemed and the warrants were exercised.

CONVERIUM

     In September 2004, A.M. Best downgraded the rating of Converium Reinsurance (North America) Inc. ("Converium") to "B-" (Fair) and Converium was placed into run-off by its parent company. As a result, on September 2, 2004, the Company delivered notice to Converium under our quota share treaty of our intent to terminate Converium's participation on a cut-off basis effective November 1, 2004. Subsequently the Company reached an agreement with Converium, Tokio Millenium Re Ltd. ("Tokio") and Hannover Reinsurance (Ireland) Ltd. and E+S Reinsurance (Ireland) Ltd. (collectively "Hannover") to effect a novation of Converium's participation under the quota share treaty to those other reinsurers effective January 1, 2004, as a result of which Tokio and Hannover agreed to each take 50% of Converium's share. In connection with the agreement, Tokio, Hannover and the Company agreed to fully release Converium for any liabilities under the quota share treaty. As a result of the novation, Tokio and Hannover assumed the earned premiums and related risks for the period from January 1, 2004 through December 31, 2004. In addition, the Company has retained the unearned premiums and related risks of $13,090,000 as of December 31, 2004 that would have been ceded to Converium absent the novation.


NOTE 6 - INTANGIBLE ASSETS

     The Company entered into a Commercial Renewal Rights Agreement with OneBeacon Insurance Group LLC on September 13, 2004 under which it has acquired OneBeacon's rights to seek to renew a block of commercial lines insurance policies in New York State consisting of commercial multiple-peril, workers compensation, commercial umbrella, commercial inland marine, commercial auto, fire and allied lines and general liability coverages. Under the terms of the agreement, the Company did not acquire any in-force business or historical liabilities associated with the policies. Pursuant to the agreement, the Company also obtained the rights to establish contractual relationships with certain OneBeacon agents. The Company has agreed to pay OneBeacon an amount equal to 5% of the direct premiums written resulting from the Company's renewal of any subject policies in the first year, 4% in the second year and 1% in the third year, with no payments due after the third year, subject to the Company's obligation to pay a minimum of $5,000,000 in the aggregate over the three year period. The Company has recorded this transaction as $5,000,000 of intangible assets and a corresponding $5,000,000 liability. Shortly after signing this agreement the Company provided an irrevocable letter of credit for the benefit of OneBeacon in the amount of $2,000,000 representing the estimated payments for the first year of the agreement.

     The Company has determined that two intangible assets were acquired in this transaction: renewal rights and new agent contractual relationships, both of which were determined to be intangible assets with a finite useful life. The renewal rights were recorded at $1,250,000 and will be amortized over ten years in proportion to anticipated renewal premiums to be written during this time period. The new agent contractual relationships have been recorded at $3,750,000 and will be amortized over twenty years on a straight-line basis. During 2004, the Company recorded amortization expense of $22,000 on the intangible assets.

The weighted average amortization period of identified intangible assets of finite useful life is 17.5 years. The estimated aggregate amortization expense for each of the next five years is:

                      2005       $445,000
                      2006       $412,000
                      2007       $367,000
                      2008       $331,000
                      2009       $302,000

     The components of intangible assets are summarized as follows (in 000's):

                                                   ACCUMULATED
                              INITIAL BALANCE      AMORTIZATION       NET
                              ---------------      ------------     -------
DECEMBER 31, 2004:
    Renewal rights                  $ 1,250            $  (6)       $ 1,244
    Agency force                      3,750              (16)         3,734
                                    -------            -----        -------
                                    $ 5,000            $ (22)       $ 4,978
                                    =======            =====        =======


NOTE 7 - FIXED ASSETS

     The components of fixed assets are summarized as follows (in 000's):

                                                        ACCUMULATED
                                              COST      DEPRECIATION     NET
                                            -------       -------      -------
DECEMBER 31, 2004:
   Furniture                                $   626       $  (298)     $   328
   Leasehold improvements                     1,123          (649)         474
   Computer equipment                         4,954        (3,716)       1,238
   Software                                   5,705        (2,325)       3,380
                                            -------       -------      -------
     Net fixed assets                       $12,408       $(6,988)     $ 5,420
                                            =======       =======      =======
DECEMBER 31, 2003:
   Furniture                                $   614       $  (223)     $   391
   Leasehold improvements                     1,114          (498)         616
   Computer equipment                         4,008        (3,063)         945
   Software                                   3,308        (1,220)       2,088
                                            -------       -------      -------
     Net fixed assets                       $ 9,044       $(5,004)     $ 4,040
                                            =======       =======      =======

NOTE 8 - DEBT

SUBORDINATED DEBENTURES

     During the second and third quarters of 2003, Tower formed two statutory business trusts ("Trust I" and "Trust II"), of which the Company owns all of the common trust securities. On May 15, 2003 and September 30, 2003, Trust I and Trust II, respectively, each issued $10,000,000 floating rate trust preferred securities totaling $20,000,000 to investment pools. The trusts invested the proceeds thereof and the proceeds received from the issuance of the common trust securities to Tower in exchange for $20,620,000 of floating rate junior subordinated debentures ("subordinated debentures") issued by Tower. The subordinated debentures are unsecured obligations of Tower and are subordinated and junior in right of payment to all present and future senior indebtedness of Tower. Tower has entered into guarantee agreements, which provide for full and unconditional guarantee of the trust securities. The subordinated debentures and the floating rate preferred securities issued by Trust I accrue and pay interest quarterly at 3 month LIBOR, plus 4.10%, which cannot exceed 12.50% prior to May 15, 2008. At December 31, 2004 this interest rate was 6.38%. The Trust II floating rate preferred securities bear interest at a fixed rate of 7.5% until September 30, 2008 and at a variable rate, reset quarterly, equal to the 3-month LIBOR, plus 4.00%, thereafter. The final maturity on the subordinated debentures is May 15, 2033 and September 30, 2033 for Trust I and Trust II, respectively, with prepayment at the option of the company available beginning in 2008. Issuance costs, primarily legal fees, of $301,000 and $338,000 for the Trust I and Trust II offerings, respectively, were deferred and are being amortized over the term of the subordinated debentures using the effective interest method.

     In December, 2004, Tower formed two statutory business trusts ("Trust III" and "Trust IV"), of which the Company owns all of the common trust securities. On December 7, 2004 and December 17, 2004, Trust III and Trust IV, respectively, each issued $13,000,000 floating rate trust preferred securities totaling $26,000,000 to investment pools. The trusts invested the proceeds thereof and the proceeds received from the issuance of the common trust securities to Tower in exchange for $26,806,000 of floating rate junior subordinated debentures ("subordinated debentures") issued by Tower. The subordinated debentures are unsecured obligations of Tower and are subordinated and junior in right of payment to all present and future senior indebtedness of Tower. Tower has entered into guarantee agreements, which provide for full and unconditional guarantee of the trust securities. The Trust III preferred securities bear interest that is fixed at 7.4% until December 7, 2009 and the coupon will float quarterly thereafter at the three months LIBOR rate plus 3.4%. The Trust IV preferred securities bear interest that will float based on the three month LIBOR interest rate plus 3.4% and their rate as of December 31, 2004 was 5.92%. The final maturity on the subordinated debentures is December 15, 2034 and March 15, 2035 for Trust III and Trust IV, respectively, with prepayment at the option of the company available beginning in 2009. Issuance costs, primarily legal fees, of $262,000 and $252,000 for the Trust III and Trust IV offerings, respectively, were deferred and are being amortized over the term of the subordinated debentures using the effective interest method.

     Total interest expense incurred for all subordinated debentures, including amortization of deferred origination costs, was $1,461,000 and $559,000, respectively for the years ended December 31, 2004 and 2003.

CIT FINANCING AGREEMENT

     On February 21, 2003, Tower entered into a Credit Agreement with The CIT Group/Equipment Financing, Inc. ("CIT") for borrowings up to $6,000,000. Pursuant this agreement TOWER borrowed $3,000,000 ("First Advance") on February 25, 2003 and an additional $3,000,000 on December 31, 2003 ("Second Advance"). The Credit Agreement required that $1,800,000 of the First Advance be contributed to TICNY. The Credit Agreement included certain compliance requirements including certain financial requirements. Tower had pledged all of the outstanding common stock of TICNY and TRM as collateral for the borrowings pursuant to the Credit Agreement. TRM guaranteed Tower's obligations pursuant to the credit agreement and also granted CIT a security interest in all of TRM's assets. Interest is variable, adjusting each quarter, and is determined as LIBOR as of the first day of each quarter plus 4.50%. During 2003 interest rates pursuant to the credit agreement ranged from 5.62% to 5.88%. As of December 31, 2003, the interest rate was 5.66%. During 2004, interest rates pursuant to the credit agreement ranged from 5.61% to 6.11%. Origination fees, primarily legal fees, incurred with respect to the First and Second Advances totaling $175,000 were deferred amortized using the effective interest method and reported as an adjustment to interest expense. Interest expense incurred for the years ended December 31, 2004 and 2003, including amortization of origination costs, was $283,000 and $158,000, respectively. In October 2004, the remaining $5.0 million loan was repaid, the credit agreement was terminated and a loss of $133,000 was recorded reflecting unamortized origination fees.

SURPLUS NOTE

     On December 19, 2002, TICNY entered into a borrowing arrangement with PXRE Barbados for $10,000,000 ("Surplus Note"). The borrowings under this arrangement were not reflected in the December 31, 2002 consolidated GAAP basis financial statements as the Company received the proceeds from the Surplus Note on January 10, 2003. The Surplus Note accrued interest at the rate of 5.0% per annum, payable quarterly commencing April 1, 2003 upon prior approval of the State of New York Insurance Department's Superintendent ("the Superintendent"). TICNY issued the Surplus Note in conjunction with a financing agreement structured in accordance with the standards of Section 1307 of the New York Insurance Law in order to reflect the proceeds as surplus for statutory accounting purposes. The New York Insurance Law provides that notes of this nature have no due date and the Company cannot repay principal or interest to PXRE without the prior written approval of the Superintendent. On December 19, 2003, the Company repaid the balance owed under this agreement and terminated the borrowing agreement, having received approval for such repayment from the Superintendent. Interest expense incurred for 2003 pursuant to the Surplus Note was $500,000.

SECURITIES REPURCHASE AGREEMENT

     In 2002, the Company, through its investment manager, executed a securities repurchase agreement with J.P. Morgan Securities, Inc. At December 31, 2002, the Company owed approximately $3,000,000 under this repurchase agreement, which was collateralized by certain mortgage-backed securities owned by the Company. During 2003 and 2002, the Company incurred interest totaling $23,000 and $43,000, respectively, relating to its repurchase obligations. This facility is still open as of December 31, 2004.

SERIES A CUMULATIVE REDEEMABLE PREFERRED STOCK

     The 60,000 shares of the Company's Series A Cumulative Redeemable Preferred Stock ("the preferred stock"), $0.01 par value were held by Am Re. The preferred stock carried a rate of 10.5% per annum with dividends payable quarterly and in arrears, and was redeemable in advance of the mandatory redemption dates at the option of the Company. The preferred stock did not have rights to vote with the holders of common stock. In January 2004, the Company redeemed 30,000 of the outstanding shares of the preferred stock for $1,500,000 and the remaining 30,000 shares were redeemed by the Company in October 2004 for $1,500,000 plus accrued interest.

     Due to the adoption by the Company of SFAS 150, the mandatorily redeemable Series A Cumulative Redeemable Preferred Stock of $3,000,000 was reclassified as a liability as of July 1, 2003. Preferred stock dividends of $130,000 for 2004 and $158,000 for the period from July 1, 2003 through December 31, 2003, are reported as interest expense. The dividends paid prior to the adoption of SFAS 150 were accounted for as a direct reduction to stockholders' equity.

     Aggregate scheduled maturities of the subordinated debentures at December 31, 2004 are (in 000's):

       2033        $20,620
       2034         13,403
       2035         13,403
                   -------
       TOTAL       $47,426
                   =======

NOTE 9 - CAPITAL STOCK

     The roll forward of shares of common stock (adjusted to reflect 1.8:1 stock split) is as follows (in 000's):

                                                                      SHARES ISSUED
                                                     -------------------------------------------
                                                                                                    TREASURY STOCK
                                                      COMMON        CLASS A       CLASS B COMMON     (CLASS A WHEN
Increase (decrease)                                   STOCKS      COMMON STOCK     COMMON STOCK        APPLICABLE)
                                                     -------      ------------    --------------    --------------
BALANCE AT JANUARY 1, 2002                             4,500                --                --                --
   No activity                                            --                --                --                --
                                                     -------           -------           -------           -------
BALANCE AT DECEMBER 31, 2002                           4,500                --                --                --
   Purchased into treasury                                --                --                --               (93)
   Issuance of Class A and Class B
   common stock                                       (4,500)            2,070             2,430                --
                                                     -------           -------           -------           -------
BALANCE AT DECEMBER 31, 2003                              --             2,070             2,430               (93)
   Restricted stock issued to employees                   --               209                --                --
   Stock options exercised                                34                --                --                 4
   Combined Class A and Class B                        4,709            (2,279)           (2,430)               --
   IPO                                                13,000                --                --                --
   Private placement                                     500                --                --                --
   Am Re warrant exercise                                947                --                --                --
   Over-allotment                                        629                --                --                --
   Restricted stock issued to Directors                    7                --                --                --
                                                     -------           -------           -------           -------
BALANCE AT DECEMBER 31, 2004                          19,826                --                --               (89)
                                                     =======           =======           =======           =======

     As part of the IPO in October, 2004, the Company agreed to issue Friedman Billings Ramsey (FBR), the lead underwriter, warrants to purchase 189,000 shares of the Company's commons stock at the same price as the common stock sold in the offering, $8.50 per share. The warrants are exercisable for a term of four years beginning on the first anniversary of the date of the offering and expiring on the fifth anniversary of the date of the offering, and are restricted from sale, transfer, assignment or hypothecation for a period of 180-days from the effective date of the offering except to officers or partners of FBR and members of the selling group and their officers or partners. The Company granted FBR registration rights with respect to the shares issuable upon exercise of the warrants. Warrants to purchase 189,000 shares of the Company's common stock held by FBR are included in the calculation of diluted EPS.

     The Company declared dividends on common and preferred stock as follows in (000's):

                                                 2004         2003         2002
                                               ------       ------       ------
Common stock dividends declared                $  493       $   --       $  473
Class A common stock dividends declared           228          293           --
Class B common stock dividends declared           281        1,403           --
                                               ------       ------       ------
  Total common stock dividends declared         1,002        1,696          473
  Preferred stock dividends declared               --          158          315
                                               ------       ------       ------
  Total dividends declared                     $1,002       $1,854       $  788
                                               ======       ======       ======

     The Company declared dividends per share on common stock as follows:


                                    2004            2003             2002
                                   --------       --------         --------
Common Stock                       $ 0.0250             --         $ 0.1048
Class A Stock                      $ 0.1137       $ 0.1465               --
Class B Stock                      $ 0.1142       $ 0.5773               --

     The Company's Series A Cumulative Preferred Stock was reclassified as debt as of July 1, 2003.

     See "Note 1. Summary of Significant Accounting Policies" and "Note 8. Debt". The preferred stock dividends for the first six months of 2003 (prior to the adoption of FAS 150) were $157,500 and for the twelve months ending December 31, 2002 were $315,000. The preferred stock dividends were recorded as a reduction to stockholders' equity.

     The Company issued 946,642 additional shares of common stock immediately prior to its IPO as a result of the exercise in full of Am Re's warrant to purchase 1,049,999 shares of common stock at an exercise price of $0.76 per share, pursuant to a cashless exercise provision, and based upon the IPO price of $8.50 per share.

NOTE 10 - EQUITY COMPENSATION PLANS

2004 LONG-TERM EQUITY COMPENSATION PLAN

     In 2004, the Company's Board of Directors adopted and its shareholders approved a long-term incentive plan (the "2004 Long-Term Equity Compensation Plan"). With the adoption of the 2004 Long-Term Equity Compensation Plan, no further grants will be made under the 2001 Stock Award Plan.

     The plan provides for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights ("SARs"), restricted stock and restricted stock unit awards, performance shares and other cash or share-based awards. The maximum number of shares of common stock that may be issued in connection with awards under the plan is 1,162,723, of which 872,042 may be issued under awards other than stock options or SARs. As of December 31, 2004, awards in respect of 236,981 shares have been made under the plan.

2001 STOCK AWARD PLAN

     In December 2000, the Board of Directors adopted a long-term incentive plan (the "2001 Stock Award Plan"). The plan provided for a variety of awards, including incentive or non-qualified stock options, performance shares, SARs or any combination of the foregoing.

     Under the 2001 Stock Award Plan, 450,000 shares may be made the subject of awards granted under the plan. At December 31, 2004, 358,200 shares of common stock have been issued or are subject to issuance upon the exercise or payment of outstanding awards under the plan. The remaining 91,800 shares eligible for grants under the plan that have not been the subject of awards are now eligible under our 2004 Long-Term Incentive Compensation Plan, such that no further awards may be granted under the 2001 Stock Award Plan.

RESTRICTED STOCK

     In May 2004, the Company's Board of Directors authorized the issuance of 131,888 shares of restricted Common Stock to the President and Chief Executive Officer and 8,793 shares of restricted Common Stock to the Senior Vice President, Chief Financial Officer and Treasurer. The shares vest in installments over a varying period from one to four years from the date of grant contingent upon continuous employment with the Company from the date of grant through the vesting date. During the vesting period, the recipients have voting rights and will receive dividends but the shares may not be sold, assigned, transferred, exchanged, pledged or otherwise encumbered. The fair value of the restricted shares was $1,563,000 on the grant date. These restricted shares were authorized and issued prior to the adoption and approval of the 2004 Long-Term Equity Compensation Plan.

     On September 29, 2004 the Company's Board of Directors authorized the issuance of 68,832 restricted Common Stock to various employees under the 2004 Long Term-Equity Compensation Plan. The fair value of the restricted shares was $585,000. The restricted shares vest ratably over five years from the date of grant. During the vesting period, the recipients have voting rights and will receive dividends but the shares may not be sold, assigned, transferred, exchanged, pledged or otherwise encumbered.

     On November 10, 2004 the Company's Board of Directors authorized the issuance of 7,072 restricted Common Stock to all non-employee directors. The fair value of the restricted shares was $70,000 at the grant date. These shares vest March 31, 2005.

     The restricted stock shares were recorded at fair value as a charge to Unearned Compensation - Restricted Stock in Stockholders' Equity and a credit to Common Stock and Paid-in-Capital. These shares will amortize ratably over their vesting period as a charge to compensation expense and a credit to Unearned Compensation - Restricted Stock in Stockholders' Equity on the balance sheet. In 2004, the Company amortized approximately $310,000 as a charge to compensation expense and a credit to Unearned Compensation - Restricted Stock.

STOCK OPTIONS

     The following table provides an analysis of stock option activity during the three years ended December 31, 2004.


                                                     2004                       2003                     2002
                                           -----------------------     ---------------------    ----------------------
                                                          AVERAGE                    AVERAGE                  AVERAGE
                                           NUMBER OF      EXERCISE     NUMBER OF    EXERCISE      NUMBER OF   EXERCISE
                                             SHARES        PRICE         SHARES       PRICE         SHARES     PRICE
                                           ---------      --------     ---------    --------    -----------   --------
Outstanding, beginning of
year                                        358,200       $   2.78      408,600     $   2.78       423,900    $   2.78
Granted at market value                     161,077           8.50           --           --            --          --
Forfeitures and
expirations                                  (9,000)          2.78      (50,400)        2.78       (15,300)       2.78
Exercised                                   (37,500)          2.78           --           --            --          --
                                           --------       --------     --------     --------      --------    --------
OUTSTANDING, END OF YEAR                    472,777       $   4.73      358,200     $   2.78       408,600    $   2.78
                                           ========       ========     ========     ========      ========    ========
EXERCISABLE, END OF YEAR                    295,320       $   2.78      316,260     $   2.78       344,700    $   2.78
                                           ========       ========     ========     ========      ========    ========

     Options outstanding and exercisable as of December 31, 2004 are shown on the following schedule:


                                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                    ---------------------------------------      ----------------------
                                                     AVERAGE
                                                    REMAINING       AVERAGE                    AVERAGE
                                    NUMBER OF      CONTRACTUAL     EXERCISE      NUMBER OF     EXERCISE
Range of Exercise Prices             SHARES            LIFE          PRICE        SHARES        PRICE
                                    -------         ---------      --------      -------       --------
Under $4.00                         311,700         7.0 years      $   2.78      295,320       $   2.78
$5.00 - $10.00                      161,077         9.8 years          8.50           --             --
                                    -------         ---------      --------      -------       --------
TOTAL OPTIONS                       472,777         8.0 years      $   4.73      295,320       $   2.78
                                    =======         =========      ========      =======       ========

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Based Compensation" and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized upon the granting of stock options because the exercise price is equal to the estimated market price at the date of the grant. In June 2005, the Company intends to adopt SFAS 123-R which calls for mandatory expensing of equity-based compensation beginning in the third quarter of 2005.

     The fair value of the 2001 options granted was estimated using the Black-Scholes pricing model as of January 1, 2001, the date of the initial grant, with the following weighted average assumptions: risk free interest rate of 4.97%, dividend yield of 1.75%, volatility factors of the expected market price of the Company's common stock of 35%, and a weighted-average expected life of the options of 7 years.

     The fair value of the 2004 options granted was estimated using the Black-Scholes pricing model as of September 29, 2004, the date of the initial grant, with the following weighted average assumptions: risk free interest rate of 3.8%, dividend yield of 1.2%, volatility factors of the expected market price of the Company's common stock of 30.6% and a weighted-average expected life of the options of 7 years.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in 000's, except per share amounts).


                                                             2004              2003              2002
                                                          ---------         ---------         ---------
Net income as reported                                    $   9,029         $   6,280         $   5,633
Deduct preferred stock dividends                                 --              (158)             (315)
Deduct total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects                                                      (16)               --               (14)
                                                          ---------         ---------         ---------
Net income, pro forma                                     $   9,013         $   6,122         $   5,304
                                                          =========         =========         =========

Earnings per share
   Basic -- as reported                                   $    1.23         $    1.37         $    1.18
   Basic -- pro forma                                     $    1.23         $    1.37         $    1.18
   Fully diluted -- as reported                           $    1.06         $    1.09         $    0.94
   Fully diluted -- pro forma                             $    1.06         $    1.09         $    0.94



NOTE 11 - INCOME TAXES

     The Company files a consolidated Federal income tax return. The provision for Federal, state and local income taxes consists of the following components (in 000's):


                                                       2004         2003       2002
                                                       ------      ------    ------
Current Federal income tax expense                     $1,462      $2,304    $1,676
Current state income tax expense                          638         441     2,032
Deferred Federal and State income tax expense           3,594         629       427
                                                       ------      ------    ------
Provision for income taxes                             $5,694      $3,374    $4,135
                                                       ======      ======    ======

     Deferred tax assets and liabilities are determined utilizing the enacted tax rates applicable to the period the temporary differences are expected to be recovered. Accordingly, the current period income tax provision can be affected by the enactment of new tax rates. The net deferred income taxes on the balance sheet reflect temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and income tax purposes, tax effected at a 34% rate for 2003 and 2002 and 35% for 2004.

     Significant components of the Company's deferred tax assets and liabilities are as follows (in 000's):

                                                              2004        2003
                                                             -------     -------
Deferred tax asset:
    Claims reserve discount                                  $ 1,601     $ 1,126
    Unearned premium                                           4,698         993
    Deferred compensation                                         --         607
    Allowance for doubtful accounts                               43          42
    Employee benefit plans                                       108          --
    Other                                                        157          --
                                                             -------     -------
      Total deferred tax asset                                 6,607       2,768

Deferred tax liability:
    Deferred acquisition costs net of deferred ceding
      commission revenue                                       6,559         195
    Depreciation and Amortization                                952          --
    Unrealized appreciation of securities                        664         540
    Other                                                         19          --
                                                             -------     -------
    Total deferred tax liabilities                             8,194         735
                                                             -------     -------
    Net deferred income tax (liability)/asset                $(1,587)    $ 2,033
                                                             =======     =======

     In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No valuation allowance against deferred tax assets has been established, as the Company believes it is more likely than not the deferred tax assets will be realized.

     The provision for Federal income taxes incurred is different from that which would be obtained by applying the Federal income tax rate to net income before income taxes. The items causing this difference are as follows (in 000's):


                                                        2004          2003          2002
                                                      -------       -------       -------
Theoretical Federal income tax expense at
   U.S. statutory rate (34%)                          $ 5,006       $ 3,282       $ 3,321
   Tax advantaged investments                            (210)         (101)          (40)
   State income taxes net of Federal                      385           291         1,340
   benefit
   Other                                                  513           (98)          (23)
   Tax credits                                             --            --          (463)
                                                      -------       -------       -------
Provision for income taxes                            $ 5,694       $ 3,374       $ 4,135
                                                      =======       =======       =======


NOTE 12 - EMPLOYEE BENEFIT PLANS

     The Company maintains a defined contribution Employee Pretax Savings Plan (401(k) Plan) for its employees. The Company contributes 50% of each participant's contribution up to 8% of the participant's compensation. The Company incurred approximately $461,000, $332,000 and $319,000 of expense in 2004, 2003 and 2002, respectively, related to this plan.

     The Company sponsored a nonqualified deferred compensation plan ("the Plan") for the Chairman of the Board, President and Chief Executive Officer of the Company. As of December 31, 2002, the Company has granted the maximum amount allowed under the Plan, $1,000,000. Amounts contributed to the Plan earn interest at the rate of 7% per year. During 2004, 2003 and 2002, the Company recognized deferred compensation expense of $44,000, $85,000 and $79,000, respectively. On May 5, 2004 the Board of TRM approved the payment of the entire deferred compensation balance and terminated the plan.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is involved in various legal proceedings in the ordinary course of business. For example, to the extent a claim asserted by a third party in a law suit against one of the Company's insureds covered by a particular policy, the Company may have a duty to defend the insured party against the claim. These claims may relate to bodily injury, property damage or other compensable injuries as set forth in the policy. Such proceedings are considered in estimating the liability for loss and loss adjustment expenses. The Company is not subject to any other pending legal proceedings that management believes are likely to have a material adverse effect in the financial statements.

     The Company entered lease agreements for office space and equipment. The Company's future minimum lease payments are as follows ($'s in 000's):

                    2005                $   1,412
                    2006                    1,375
                    2007                    1,375
                    2008                      520
                                        ---------
                    Total               $   4,682
                                        =========

     Total rental expense charged to operations was approximately $1,536,000, $1,336,000 and $1,206,000 in 2004, 2003 and 2002, respectively.

     TICNY is subject to assessments in New York for various purposes, including the provision of funds necessary to fund the operations of the New York Insurance Department, the New York Property/Casualty Insurance Security Fund, which pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies and various funds administered by the New York Workers' Compensation Board which pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies The Company was assessed approximately $435,000, $340,000 and $280,000 in 2004, 2003 and 2002,
respectively, for its proportional share of the total assessment for the Property/Casualty Security Fund and approximately $556,000, $312,000 and $129,000 in 2004, 2003 and 2002, respectively, for its proportional share of the operating expenses of the New York Insurance Department. Property casualty insurance company insolvencies or failures may result in additional security fund assessments to the Company at some future date. At this time the Company is unable to estimate the possible amounts, if any, of such assessments. Accordingly, the Company is unable to determine the impact, if any, such assessments may have on financial position or results of operations of the Company. The Company is permitted to assess premium surcharges on workers' compensation policies that are based on statutorily enacted rates. However, assessments by the various workers' compensation funds have recently exceeded the permitted surcharges resulting in additional expenses of $1,143,000, $0 and $0 in 2004, 2003 and 2002, respectively. As of December 31, 2004 the liability for the various workers' compensation funds, which includes amounts assessed on workers' compensation policies was $1,839,000. This amount is expected to be paid over an eighteen month period ending June 30, 2006.

NOTE 14 - STATUTORY FINANCIAL INFORMATION AND ACCOUNTING POLICIES

     For regulatory purposes, TICNY, domiciled in the State of New York, prepares its statutory basis financial statements in accordance with practices prescribed or permitted by the State of New York Insurance Department ("statutory basis" or "SAP"). The more significant SAP variances from GAAP are as follows:

     o Policy acquisition costs are charged to operations in the year such costs are incurred, rather than being deferred and amortized as premiums are earned over the terms of the policies.

     o Ceding commission revenues are earned when ceded premiums are written rather than being deferred and amortized as the underlying ceded premiums are earned over the term of the reinsurance agreements.

     o Certain assets including certain receivables, a portion of the net deferred tax asset, prepaid expenses and furniture and equipment are not admitted.

     o Investments in fixed-maturity securities are valued at NAIC value for statutory financial purposes, which is primarily amortized cost. GAAP requires certain investments in fixed-maturity securities to be reported at fair value.

     o Certain amounts related to ceded reinsurance are reported on a net basis within the statutory basis financial statements. GAAP requires these amounts to be shown gross.

     o For SAP purposes, changes in deferred income taxes relating to temporary differences between net income for financial reporting purposes and taxable income are recognized as a separate component of gains and losses in surplus rather than included in income tax expense or benefit as required under GAAP.

     For the years ended December 31, 2004, 2003 and 2002, TICNY reported statutory basis net (loss)/income of ($5,705,000), $2,782,000, and $2,612,000, respectively. At December 31, 2004 and 2003 TICNY reported statutory basis surplus as regards policyholders of $126,082,000 and $36,645,000, respectively. As of December 31, 2004 TICNY is required to maintain $4,900,000 of minimum capital and surplus in accordance with New York Insurance Law.

     Under New York law, TICNY is limited in the amount of dividends it can pay to Tower. Under New York law, TICNY may pay dividends to Tower only out of statutory earned surplus. In addition, the New York Insurance Department must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding twelve months, exceeds the lesser of (1) 10% of TICNY's policyholders' surplus as shown on its latest statutory financial statement filed with the New York State Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months immediately preceding the declaration or distribution of the current dividend increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. TICNY paid approximately $850,000, $363,000 and $1,555,000 in dividends to Tower in 2004, 2003, and 2002, respectively. As of December 31, 2004, the maximum distribution that TICNY could pay without prior regulatory approval was approximately $2.8 million.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

     EQUITY AND FIXED INCOME INVESTMENTS: Fair value disclosures for investments are included in "Note 2. Investments".

     COMMON TRUST SECURITIES - STATUTORY BUSINESS TRUSTS: Common trust securities are investments in related parties; as such it is not practical to estimate the fair value of these instruments. Accordingly, these amounts are reported using the equity method.

     SHORT-TERM INVESTMENTS: The carrying values reported in the accompanying balance sheets for the financial instruments approximate their fair values.

     AGENTS' BALANCES RECEIVABLE, ASSUMED PREMIUMS RECEIVABLE, RECEIVABLE-CLAIMS PAID BY AGENCY: The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values.

     NOTES RECEIVABLE FROM RELATED PARTIES: Notes receivable are from related parties; as such it is not practicable to estimate the fair value of these instruments. Accordingly, these notes receivable are reported at their outstanding principal and accrued interest balances.

     REINSURANCE BALANCES PAYABLE, PAYABLE TO ISSUING CARRIER AND FUNDS HELD:
The carrying value reported in the balance sheet for these financial instruments approximates fair value.

     SUBORDINATED DEBENTURES: The carrying values reported in the accompanying balance sheets for these financial instruments approximate fair value. Fair value was estimated using projected cash flows, discounted at rates currently being offered for similar notes.

     LONG-TERM DEBT - CIT: The carrying values reported in the accompanying balance sheets for these financial instruments approximate fair value. Fair value was estimated using projected cash flows, discounted at rates currently being offered for similar notes.

     SERIES A CUMULATIVE REDEEMABLE PREFERRED STOCK: The carrying values reported in the accompanying balance sheets for these financial instruments approximate fair value. Fair value was estimated using projected cash flows, discounted at rates currently being offered for similar securities.

NOTE 16 - EARNINGS PER SHARE

     The following table shows the computation of the Company's earnings per share (in 000's, except shares and per share amounts):


                                                INCOME               SHARES          PER SHARE
                                              (NUMERATOR)         (DENOMINATOR)       AMOUNT
                                              -----------         ------------       ----------
2004:
Net income                                     $   9,029
Less: preferred stock dividends                       --
                                               ---------           ---------
Basic EPS                                          9,029           7,335,286          $   1.23
                                               ---------           ---------          ========
Effect of dilutive securities:
Stock options                                         --             266,712
Unvested restricted stock                        112,379
Warrants                                              68             851,438
                                               ---------           ---------
Diluted EPS                                    $   9,097           8,565,815          $   1.06
                                               =========           =========          ========

2003:
Net income                                     $   6,280
Less: preferred stock dividends                     (158)
                                               ---------
Basic EPS                                          6,122           4,453,717          $   1.37
                                               ---------           ---------          ========
Effect of dilutive securities:
   Stock options                                      --             204,300
   Warrants                                           84           1,049,999
                                               ---------           ---------
Diluted EPS                                    $   6,206           5,708,016          $   1.09
                                               =========           =========          ========

2002:
Net income                                     $   5,633
Less: preferred stock dividends                     (315)
                                               ---------
Basic EPS                                          5,318           4,500,000          $   1.18
                                               =========           =========          ========
Effect of dilutive securities:
   Stock options                                      --             211,950
   Warrants                                           84           1,049,999
                                               ---------           ---------
Diluted EPS                                    $   5,402           5,761,949          $   0.94
                                               =========           =========          ========


     Am Re had the right to surrender shares of Series A Cumulative Preferred Stock for the exercise of warrants for the liquidation preference price of $50 per share of preferred stock surrendered. In applying the treasury stock method to the warrants, it was assumed that 16,000 preferred shares were liquidated at the beginning of each year presented and corresponding dividends were reduced. Am Re exercised these warrants in October 2004. These warrants are included in the computation of diluted EPS prior to their exercise.

     PXRE holds an option agreement to purchase 599,400 common shares of the Company for $16.67 per share. See "Note 5. Reinsurance". These options are not included in the computation of diluted EPS because their effect would be antidilutive.

NOTE 17 - SEGMENT INFORMATION

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

     In the insurance segment, TICNY provides commercial and personal lines insurance policies to businesses and individuals. TICNY's commercial lines products include commercial multiple-peril, monoline general liability, commercial umbrella, monoline property, workers' compensation and commercial automobile policies. Its personal lines products consist of homeowners, dwelling and other liability policies.

     In the reinsurance segment, TICNY assumes reinsurance directly from TRM's issuing companies or indirectly from reinsurers that provide reinsurance coverage directly to the issuing companies. TICNY assumes, as a reinsurer, a modest amount of the risk on the premiums that TRM's managing general agency produces.

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

     The insurance services segments direct commission revenue is from two issuing carriers. Each issuing carrier provides less than 10% of the Company's consolidated total revenues. Although this segment is dependent upon two issuing carriers, it is management's opinion that the loss of one or both can be remedied by replacement issuing carriers. There is no intercompany commission revenue in the insurance services segment.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on segment profit, which excludes investment income, realized gains and losses, interest expenses, income taxes and incidental corporate expenses. The Company does not allocate assets to segments because assets, which consist primarily of investments and fixed assets, are considered in total by management for decision making purposes.

     Business segment results are as follows (in 000's):


                                                         2004            2003             2002
                                                      --------         --------        --------
INSURANCE SEGMENT
Revenues
   Net premiums earned                                $ 44,427         $ 22,365        $ 25,356
   Ceding commission revenue                            39,983           35,311          21,399
   Policy billing fees                                     671              545             376
                                                      --------         --------        --------
     TOTAL REVENUES                                     85,081           58,221          47,131
                                                      --------         --------        --------
Expenses
   Net loss and loss adjustment expenses                27,753           14,699          14,792
   Underwriting expenses                                47,804           36,955          26,570
                                                      --------         --------        --------
     TOTAL EXPENSES                                     75,557           51,654          41,362
                                                      --------         --------        --------
Underwriting Profit                                   $  9,524         $  6,567        $  5,769
                                                      ========         ========        ========
REINSURANCE SEGMENT
Revenues
   Net premiums earned                                $  1,137         $    576        $    652
   Ceding commission revenue                                --              294             473
                                                      --------         --------        --------
     TOTAL REVENUES                                      1,137              870           1,125
                                                      --------         --------        --------
Expenses
   Net loss and loss adjustment expenses                  (693)             372           1,564
   Underwriting expenses                                   248              211             500
                                                      --------         --------        --------
     Total Expenses                                       (445)             583           2,064
                                                      --------         --------        --------
Underwriting Profit (Loss)                            $  1,582         $    287        $   (939)
                                                      ========         ========        ========

INSURANCE SERVICES SEGMENT
Revenues
   Direct commission revenue from managing            $ 11,546         $  7,984        $  4,693
   general agency
   Claims administration revenue                         4,105            3,746           4,495
   Reinsurance intermediary fees                           730            1,100           3,240
   Policy billing fees                                       8               --              --
                                                      --------         --------        --------
     TOTAL REVENUES                                     16,389           12,830          12,428
                                                      --------         --------        --------
Expenses
   Direct commissions expense paid to producers          7,432            5,394           3,361
   Other insurance services expenses
   (Underwriting expenses reimbursed to TICNY)           2,987            2,247           1,608
   Claims expense reimbursement to TICNY                 4,019            3,648           4,399
                                                      --------         --------        --------
     TOTAL EXPENSES                                     14,438           11,289           9,368
                                                      --------         --------        --------
Insurance Services Pretax Income (Loss)               $  1,951         $  1,541        $  3,060
                                                      ========         ========        ========

     Underwriting expenses in the insurance segment are net of expense reimbursements that are made by the insurance services segment pursuant to an expense sharing agreement between TRM and TICNY. In accordance with terms of this agreement, TRM reimburses TICNY for a portion of TICNY's underwriting and other expenses resulting from TRM's use of TICNY's personnel, facilities and equipment in underwriting insurance on behalf of TRM's issuing companies. The reimbursement for underwriting and other expenses is calculated as a minimum reimbursement of 5% of the premiums produced by TRM, and is adjustable according to the terms of the agreement based on the number of policies in force and additional expenses that may be incurred by TRM. The amount of this reimbursement was $2,876,000 in 2004, $2,247,000 in 2003 and $1,608,000 in 2002.
TRM also reimburses TICNY, at cost, for claims administration expenses pursuant to the terms of this expense sharing agreement. Claims expenses reimbursed by TRM were $4,019,000 in 2004, $3,648,000 in 2003 and $4,399,000 in 2002.

     The following table reconciles revenues by segment to consolidated revenue (in 000's):

                                               2004         2003         2002
                                            --------      --------     --------
Revenue
   Insurance segment                        $ 85,081      $ 58,221     $ 47,131
   Reinsurance segment                         1,137           870        1,125
   Insurance services segment                 16,389        12,830       12,428
                                            --------      --------     --------
     Total segment revenues                  102,607        71,921       60,684
   Investment income                           5,070         2,268        1,933
   Realized capital gains                         13           493           95
                                            --------      --------     --------
   Consolidated revenues                    $107,690      $ 74,682     $ 62,712
                                            ========      ========     ========

     The following table reconciles the results of our individual segments to consolidated income before taxes (in 000's):

                                               2004          2003        2002
                                            --------      --------     --------
Insurance segment underwriting profit       $  9,524      $  6,567     $  5,769
Reinsurance segment underwriting
  profit (loss)                                1,582           287         (939)
                                            --------      --------     --------
   Total underwriting profit (loss)           11,106         6,854        4,830
Insurance services segment pretax
  income (loss)                                1,951         1,541        3,060
Net investment income                          5,070         2,268        1,933
Net realized investment gains                     13           493           95
Corporate expenses                              (289)          (40)         (28)
Interest expense                              (3,128)       (1,462)        (122)
                                            --------      --------     --------
Income before taxes                         $ 14,723      $  9,654     $  9,768
                                            ========      ========     ========

NOTE 18 - SUBSEQUENT EVENTS

     On January 18, 2005 Tower Group, Inc. announced that it entered into a stock purchase agreement to acquire North American Lumber Insurance Company (NALIC), a shell company with active licenses in the following nine states: New Jersey, Connecticut, Massachusetts, Rhode Island, Vermont, Maryland, Delaware, South Carolina and Wisconsin. Tower Group, Inc. will pay $1,050,000 in cash at closing. An additional $75,000 per state will be paid within one year of the closing date contingent upon license reactivation in each of Pennsylvania and Maine.

     NALIC will be initially capitalized with part of the $26,000,000 raised by Tower Group, Inc. through two trust preferred offerings in December, 2004. See "Note 8. Debt". According to the terms of the agreement, all liabilities and assets of NALIC (which will be renamed) will be transferred to a liquidating trust prior to closing with the exception of its charter and insurance licenses. The transaction is subject to court approval in Massachusetts and is expected to close in March or April of 2005.

NOTE 19 - UNAUDITED QUARTERLY FINANCIAL INFORMATION


                                                         2004
(in thousands, except per       -------------------------------------------------------------------
share amounts)                      FIRST        SECOND         THIRD       FOURTH        TOTAL
                                -----------   ----------    ----------    ----------    -----------
Revenues                        $   21,704    $   26,190    $   26,464   $    33,332    $   107,690
Net Income                           1,322         1,999         2,478         3,230          9,029
Net income per share:
        Basic                         0.30          0.45          0.55          0.20           1.23
        Diluted                       0.23          0.35          0.43          0.19           1.06


                                                         2003
                                -------------------------------------------------------------------
(in thousands, except per           FIRST        SECOND         THIRD       FOURTH        TOTAL
share amounts)                  -----------   ----------    ----------    ----------    -----------
Revenues                        $   16,778    $   17,949   $    20,536   $    19,419   $    74,682
Net Income                           1,078         1,486         2,029         1,687         6,280
Net income per share:
        Basic                         0.22          0.31          0.46          0.38          1.37
        Diluted                       0.18          0.25          0.36          0.30          1.09


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROL AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 (e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this annual report was prepared, in order to allow timely decisions regarding required disclosure.

     There have not been any changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     The Company has filed all required Form 8-K information during the fourth quarter.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this Item and not provided herein will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2004, and such information is incorporated herein by reference.

     The Company has adopted a Code of Business Conduct and Ethics and posted it on its website http://www.twrgrp.com/ under Investor Information and then under Corporate Governance.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item will be contained in the Company's Proxy Statement, which the company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2004, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information called for by the Item and not provided herein will be contained in the Company's Proxy Statement, with the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2004, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by the Item and not provided herein will be contained in the Company's Proxy Statement, with the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2004, and such information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information called for by the Item and not provided herein will be contained in the Company's Proxy Statement, with the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2004, and such information is incorporated herein by reference.

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     A. (1) The financial statements and notes to financial statements are filed as part of this report in "Item 8. Financial Statements and Supplementary Data".

          (2) The financial statement schedules are listed in the Index to Consolidated Financial Statement Schedules.

          (3)  The exhibits are listed in the Index to Exhibits.

          The following entire exhibits are included:

          Exhibit 21.1  Subsidiaries of Tower Group, Inc.

          Exhibit 23.1  Consent of Johnson Lambert & Co.

          Exhibit 31.1  Certification of CEO to Section 302(a)

          Exhibit 31.2  Certification of CFO to Section 302(a)

          Exhibit 32    Certification of CEO & CFO to Section 906

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DATED: MARCH 21, 2005

                                  TOWER GROUP, INC.

                                  BY: /S/ MICHAEL H. LEE
                                      -------------------------------------
                                  NAME:  MICHAEL H. LEE
                                  TITLE: CHAIRMAN OF THE BOARD, PRESIDENT AND
                                         CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons, dated March 21, 2005, on behalf of the registrant and in the capacities indicated.


        SIGNATURE                                      TITLE
        ---------                                      -----

   /s/ Michael H. Lee                   Chairman of the Board, President and
---------------------------                   Chief Executive Officer
      Michael H. Lee                       (Principal Executive Officer)

/s/ Francis M. Colalucci               Senior Vice President, Chief Financial
---------------------------                Officer and Treasurer, Director
   Francis M. Colalucci                    (Principal Financial Officer,
                                           Principal Accounting Officer)

   /s/ Steven G. Fauth                 Senior Vice President, General Counsel
---------------------------                   and Secretary, Director
     Steven G. Fauth

 /s/ Steven W. Schuster                               Director
---------------------------
    Steven W. Schuster

  /s/ Charles A. Bryan                                Director
---------------------------
     Charles A. Bryan

  /s/ Gregory T. Doyle                                Director
---------------------------
     Gregory T. Doyle

    /s/ Austin Young                                  Director
---------------------------
       Austin Young

                                TOWER GROUP, INC.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


SCHEDULES                                                                       PAGES
---------                                                                       -----
         Report of Independent Registered Public Accounting Firm on
         Financial Statement Schedules                                          121



     I   Summary of Investments - other than investments in related parties     122



    II   Condensed Financial Information of the Registrant as of and for the
         years ended December 31, 2004, 2003 and 2002                           123



    III  Supplementary Insurance Information for the years ended
         December 31, 2004, 2003 and 2002                                       127



    IV   Reinsurance for the years ended December 31, 2004, 2003 and 2002       128



     V   Valuation and Qualifying Accounts for the years ended
         December 31, 2004, 2003 and 2002                                       129


    VI   Supplemental Information Concerning Insurance Operations
         for the years ended December 31, 2004, 2003 and 2002                   130


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
Tower Group, Inc.

The audits referred to in our report dated February 22, 2005 included the related financial statement schedules as of December 31, 2004, and for each of the years in the three-year period ended December 31, 2004, included in the annual report on Form 10-K. These financial statement schedules are the responsibility of Tower Group, Inc.'s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                         /s/ JOHNSON LAMBERT & CO.
Reston, Virginia
February 22, 2005

                                TOWER GROUP, INC.

 SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                ($ in thousands)


                                                                      DECEMBER 31, 2004
                                                            ------------------------------------------
                                                                                           AMOUNT
                                                                              FAIR       REFLECTED ON
                                                              COST            VALUE      BALANCE SHEET
                                                            --------        --------     -------------
Fixed maturities:
Available for sale:
        U.S. Treasury securities and obligations
          of U.S. Government agencies                       $ 21,458        $ 21,420        $ 21,420
        Corporate securities                                  48,898          49,381          49,381
        Mortgage-backed securities                            64,116          64,159          64,159
        Asset-backed securities                               12,443          12,473          12,473
        Other taxable fixed maturity securities                  250             243             243
        Municipal securities                                  76,397          76,847          76,847
                                                            --------        --------        --------
TOTAL FIXED MATURITIES                                       223,562         224,523         224,523

Equity securities - available for sale                         1,827           2,485           2,485
Common trust securities - statutory business trusts,
   equity method                                               1,426           1,426           1,426
                                                            --------        --------        --------
TOTAL INVESTMENTS                                           $226,815        $228,434        $228,434
                                                            ========        ========        ========


                                TOWER GROUP, INC.

         SCHEDULE II - CONDENSED FINANCIAL INFORMATON OF THE REGISTRANT

                            CONDENSED BALANCE SHEETS
                                ($ in thousands)


                                                                                DECEMBER 31,
                                                                            --------------------
                                                                              2004        2003
                                                                            --------    --------
ASSETS
      Cash and cash equivalents                                             $ 26,910    $  4,567
      Investment in subsidiaries                                             147,775      39,980
      Common trust securities - statutory business trusts, equity method       1,426         620
      Intangible assets                                                        4,888          --
      Notes receivable from related parties                                       --          44
      Federal income tax recoverable                                              --         879
      Other assets                                                             1,587         802
                                                                            --------    --------
        TOTAL ASSETS                                                        $182,586    $ 46,892
                                                                            ========    ========
LIABILITIES
      Subordinated debentures                                               $ 47,426    $ 20,620
      Long-term debt - CIT                                                        --       5,588
      Payable to subsidiaries                                                     --       4,400
      Accounts payable and accrued expenses                                    5,586          63
      Federal income taxes payable                                               127          --
      Dividends payable                                                           --         160
      Series A cumulative redeemable preferred stock                              --       3,000
                                                                            --------    --------
        TOTAL LIABILITIES                                                     53,139      33,831
                                                                            --------    --------

STOCKHOLDERS' EQUITY                                                         129,447      13,061
                                                                            --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $182,586    $ 46,892
                                                                            ========    ========


                                TOWER GROUP, INC.

         SCHEDULE II - CONDENSED FINANCIAL INFORMATON OF THE REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)


                                                                   2004              2003              2002
                                                                ---------         ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                 $   9,029         $   6,280         $   5,633
     Adjustments to reconcile net income to net cash
       (used in) provided by operations:
       Dividends received from consolidated subsidiaries              850               363             2,415
       Equity in undistributed net income of subsidiaries         (10,544)           (6,888)           (5,657)
       Amortization of debt issuance costs                            178                --                --
       Amortization of restricted stock                               310                --                --
     (Increase) decrease in assets:
       Federal income tax recoverable                               1,006              (879)               --
       Intangible asset                                            (4,888)               --                --
       Other assets                                                  (804)                7                11
     (Increase) decrease in liabilities:
       Accounts payable and accrued expenses                        5,523                63               (32)
       Payable to subsidiaries                                     (4,400)              234             1,310
       Dividends payable                                             (160)               --                --
                                                                ---------         ---------         ---------
Net cash flows (used) provided by operations                       (3,900)             (820)            3,680
                                                                ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in subsidiary                                     (98,096)          (17,105)               --
                                                                ---------         ---------         ---------
     Net cash flows used in investing activities                  (98,096)          (17,105)               --
                                                                ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of redeemable preferred stock                       (3,000)               --                --
     Repayment of long-term debt - CIT                             (5,588)               --                --
     Decrease in notes receivable from related parties                 44                --                --
     Proceeds from issuance of subordinated debentures             26,806            25,588                --
     Deferred cost, long-term debt                                     --              (786)               --
     Purchase of common trust securities - statutory
       business trusts                                               (806)               --                --
     Stock repurchase                                                  --              (514)               --
     Exercise of stock options                                        200                --                --
     IPO and private placement, net proceeds                      107,845                --                --
     Dividends paid                                                (1,162)           (1,811)             (670)
                                                                ---------         ---------         ---------
Net cash flows provided by (used in) financing activities         124,339            22,477              (670)
                                                                ---------         ---------         ---------

INCREASE IN CASH AND CASH EQUIVALENTS                              22,343             4,552             3,010
Cash and cash equivalents, beginning of year                        4,567                15            (2,995)
                                                                ---------         ---------         ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $  26,910         $   4,567         $      15
                                                                =========         =========         =========

                                TOWER GROUP, INC.

                  SCHEDULE II - CONDENSED FINANCIAL INFORMATON
                                OF THE REGISTRANT

                       CONDENSED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                                ($ in thousands)

                                                                    YEAR ENDED DECEMBER 31,
                                                          2004                2003               2002
                                                    ----------------   ---------------     -----------------
       REVENUES
       Net investment income                        $             75   $            42     $              --
                                                    ----------------   ---------------     -----------------
            Total Revenue                                         75                42                    --
                                                    ----------------   ---------------     -----------------
       EQUITY IN NET EARNINGS OF SUBSIDIARIES                 10,544             6,888                 5,657
       EXPENSES
       Other operating expenses                                  289                40                    28
       Interest expense                                        2,015               854                    --
                                                    ----------------   ---------------     -----------------
       INCOME BEFORE INCOME TAXES                              8,315             6,036                 5,629
                                                    ----------------   ---------------     -----------------

       Benefit for income taxes                                 (714)             (244)                   (4)
                                                    ----------------   ---------------     -----------------
            NET INCOME                              $          9,029   $         6,280     $           5,633
                                                    ================   ===============     =================


COMPREHENSIVE NET INCOME
    Net income                                      $          9,029   $         6,280     $           5,633
    Other comprehensive income:
        Gross unrealized investment
           holding gains arising during
           period                                                 44               617                 1,437
        Less: reclassification adjustment
           for gains included in net income                      (13)             (493)                  (95)
                                                    ----------------   ---------------     -----------------
                                                                  31               124                 1,342
        Income tax expense related to
           items of other comprehensive
              income                                             (27)              (42)                 (456)
                                                    ----------------   ---------------     -----------------
        Total other comprehensive net
           income                                                  4                82                   886
                                                    ----------------   ---------------     -----------------
           COMPREHENSIVE NET INCOME                 $          9,033   $         6,362     $           6,519
                                                    ================   ===============     =================

                                TOWER GROUP, INC.

         SCHEDULE II - CONDENSED FINANCIAL INFORMATON OF THE REGISTRANT

             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                ($ in thousands)

                                                                                                              ACCUMULATED
                                                         CLASS A            CLASS B                              OTHER
                                       COMMON            COMMON              COMMON          PAID-IN         COMPREHENSIVE
                                        STOCK             STOCK              STOCK           CAPITAL          NET INCOME
                                     -----------       ------------      -----------       -------------     -------------
BALANCE AT DECEMBER 31, 2001         $        45       $        --       $       --        $      2,285      $       80
                                     -----------       ------------      -----------       -------------     -------------
   Dividends declared                         --                --               --                  --              --
   Net income                                 --                --               --                  --              --
   Net unrealized appreciation on
     securities available for
     sale, net
     of income tax                            --                --               --                  --             886
                                     -----------       ------------      -----------       -------------     -------------
BALANCE AT DECEMBER 31, 2002                  45                --               --               2,285             966
                                     -----------       ------------      -----------       -------------     -------------
   Stock repurchase                           --                --               --                  --              --
   Capital restructuring                     (45)               21               24                  --              --
   Dividends declared                         --                --               --                  --              --
   Net income                                 --                --               --                  --              --
   Net unrealized appreciation on
     securities available for
     sale, net
     of income tax                            --                --               --                  --              82
                                     -----------       ------------      -----------       -------------     -------------
BALANCE AT DECEMBER 31, 2003                  --                21               24               2,285           1,048
                                     -----------       ------------      -----------       -------------     -------------
   Capital restructuring                      45               (21)             (24)                 --              --
   Dividends declared                         --                --               --                  --              --
   IPO and privat
       placement, net proceeds               141                --               --             107,704              --
   Stock based compensation                    3                --               --               2,395              --
   Warrant exercise                            9                --               --                  (9)             --
   Net income                                 --                --               --                  --              --
   Net unrealized appreciation on
     securities available for
     sale, net
     of income tax                            --                --               --                  --               4
                                     -----------       ------------      -----------       -------------     -------------
BALANCE AT DECEMBER 31, 2004         $       198       $        --       $       --        $    112,375      $    1,052
                                     ===========       ============      ===========       =============     =============

                                                           UNEARNED
                                                          COMPENSATION -                          TOTAL
                                             RETAINED      RESTRICTED         TREASURY        STOCKHOLDERS'
                                             EARNINGS        STOCK             STOCK            EQUITY
                                         --------------   -------------      ----------        -------------
BALANCE AT DECEMBER 31, 2001             $        926     $         --      $       --        $      3,336
                                         --------------   -------------     ----------        -------------
   Dividends declared                            (788)              --              --                (788)
   Net income                                   5,633               --              --               5,633
   Net unrealized appreciation on
     securities available for
     sale, net
     of income tax                                 --               --              --                 886
                                         --------------   -------------     ----------        -------------
BALANCE AT DECEMBER 31, 2002                    5,771               --              --               9,067
                                         --------------   -------------     ----------        -------------
   Stock repurchase                                --               --            (514)               (514)
   Capital restructuring                           --               --              --                  --
   Dividends declared                          (1,854)              --              --              (1,854)
   Net income                                   6,280               --              --               6,280
   Net unrealized appreciation on
     securities available for
     sale, net
     of income tax                                 --               --              --                  82
                                         --------------   -------------     ----------        -------------
BALANCE AT DECEMBER 31, 2003                   10,197               --            (514)             13,061
                                         --------------   -------------     ----------        -------------
   Capital restructuring                           --               --              --                  --
   Dividends declared                          (1,002)              --              --              (1,002)
   IPO and privat
       placement, net proceeds                     --               --              --             107,845
   Stock based compensation                        --           (1,908)             20                 510
   Warrant exercise                                --               --              --                  --
   Net income                                   9,029               --              --               9,029
   Net unrealized appreciation on
     securities available for
     sale, net
     of income tax                                 --               --              --                   4
                                         --------------   -------------     ----------        -------------
BALANCE AT DECEMBER 31, 2004             $     18,224     $     (1,908)     $     (494)       $    129,447
                                         ==============   =============     ==========        =============

                                TOWER GROUP, INC.

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                ($ in thousands)

                         DEFERRED
                        ACQUISITION
                       COST, NET OF
                         DEFERRED           FUTURE POLICY
                          CEDING              BENEFITS,                                                         BENEFITS,
                        COMMISSION           LOSSES AND              NET UNEARNED        NET EARNED            LOSSES AND
                          REVENUE           LOSS EXPENSES              PREMIUMS           PREMIUMS           LOSS EXPENSES
                        -------------       -------------            ------------       ------------         --------------

2004
Segments:
  Insurance            $      18,718        $      34,275            $    66,226        $     44,427          $     27,753
  Reinsurance                     22                2,674                    888               1,137                  (693)
                       -------------        -------------            -----------        ------------          ------------
  TOTAL                $      18,740        $      36,949            $    67,114        $     45,564          $     27,060
                       =============        =============            ===========        ============          ============


2003
Segments:
  Insurance            $         544        $      20,036            $    14,058        $     22,365          $     14,699
  Reinsurance                     29                4,325                    545                 576                   372
                       -------------        -------------            -----------        ------------          ------------
  TOTAL                $         573        $      24,361            $    14,603        $     22,941          $     15,071
                       =============        =============            ===========        ============          ============


2002
Segments:
  Insurance            $      (3,237)       $      11,047            $     8,454        $     25,356          $     14,792
  Reinsurance                   (257)               4,429                    139                 652                 1,564
                       -------------        -------------            -----------        ------------          ------------
  TOTAL                $      (3,494)       $      15,476            $     8,593        $     26,008          $     16,356
                       =============        =============            ===========        ============          ============


                        AMORTIZATION      OPERATING             PREMIUMS
                          OF DAC           EXPENSES              WRITTEN
                      ---------------    -------------        -------------

2004
Segments:             $    (25,028)       $     22,455        $       96,595
  Insurance                   (640)                204                 1,480
                      ------------        ------------        --------------
  Reinsurance         $    (25,668)       $     22,659        $       98,075
                      ============        ============        ==============
  TOTAL



2003
Segments:             $       (502)       $     16,254        $       27,968
  Insurance                    (13)                148                   982
                      ------------        ------------        --------------
  Reinsurance         $       (515)       $     16,402        $       28,950
                      ============        ============        ==============
  TOTAL



2002
Segments:             $     (4,435)       $     11,088        $       26,848
  Insurance                   (114)                155                   481
                      ------------        ------------        --------------
  Reinsurance         $     (4,549)       $     11,243        $       27,329
                      ============        ============        ==============
  TOTAL

                                TOWER GROUP, INC.

                            SCHEDULE IV - REINSURANCE
                                ($ in thousands)


                                                                                                          PERCENTAGE OF
                                                     CEDED TO OTHER    ASSUMED FROM                      AMOUNT ASSUMED
                                    DIRECT AMOUNT      COMPANIES      OTHER COMPANIES     NET AMOUNT         TO NET
                                    -------------      ---------      ---------------     ----------     ---------------

YEAR ENDED DECEMBER 31, 2004
Premiums
   Property and Casualty           $      151,210      $   106,945    $        1,299      $    45,564           2.9%
   Insurance
   Accident and Health Insurance               --              --                 --               --           0.0%
                                   --------------      -----------    --------------      -----------     ----------
   TOTAL PREMIUMS                  $      151,210      $   106,945    $        1,299      $    45,564           2.9%
                                   ==============      ===========    ==============      ===========     ==========

YEAR ENDED DECEMBER 31, 2003
Premiums
   Property and Casualty           $      120,541      $    99,082    $        1,482      $    22,941           6.5%
   Insurance
   Accident and Health Insurance               --               --                --               --           0.0%
                                   --------------      -----------    --------------      -----------     ----------
   TOTAL PREMIUMS                  $      120,541      $    99,082    $        1,482      $    22,941           6.5%
                                   ==============      ===========    ==============      ===========     ==========

YEAR ENDED DECEMBER 31, 2002
Premiums
   Property and Casualty           $       84,518      $    60,148    $        1,638      $    26,008           6.3%
   Insurance
   Accident and Health Insurance              --                --                --               --           0.0%
                                   --------------      -----------    --------------      -----------     ----------
   TOTAL PREMIUMS                  $       84,518      $    60,148    $        1,638      $    26,008           6.3%
                                   ==============      ===========    ==============      ===========     ==========

                                TOWER GROUP, INC.

                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

                        DECEMBER 31, 2004, 2003 AND 2002
                                ($ in thousands)


                                                DECEMBER 31,
                                 2004               2003                2002
                              ----------        -----------         ----------
Balance, January 1            $      123        $      123          $     123

        Additions                     27                --                 --
        Deletions                    (27)               --                 --
                              ----------        ----------          ---------
BALANCE, DECEMBER 31          $      123        $      123          $     123
                              ==========        ==========          =========

                                TOWER GROUP, INC.

     SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
                                ($ in thousands)


                           RESERVE FOR                                                                       CLAIMS AND CLAIMS
                             UNPAID                                                                         ADJUSTMENT EXPENSES
                           CLAIMS AND                                                                       INCURRED AND RELATED
            DEFERRED         CLAIM                            NET                             NET         -------------------------
          ACQUISITION      ADJUSTMENT     DISCOUNT          UNEARNED       NET EARNED      INVESTMENT        CURRENT      PRIOR
              COST          EXPENSES      RESERVES          PREMIUM         PREMIUM          INCOME           YEAR         YEAR
         ------------    ------------    ----------        ---------      -----------     -----------     ------------  -----------

2004      $   18,740      $   36,949      $     --        $   67,114      $   45,564        $  5,070      $   27,259    $     (199)

2003      $      573      $   24,361      $     --        $   14,603      $   22,941        $  2,268      $   14,996    $       75

2002      $   (3,494)     $   15,476      $     --        $    8,593      $   26,008        $  1,933      $   13,416    $    2,940


                                PAID CLAIMS
                                AND CLAIM
            AMORTIZATION        ADJUSTMENT         PREMIUM
               OF DAC            EXPENSES          WRITTEN
           --------------      ------------      -----------
2004       $  (25,668)         $   14,472        $   98,075

2003       $     (515)         $    6,186        $   28,950

2002       $   (4,549)         $    9,500        $   27,329

     The exhibits listed below and designated with an asterisk are filed with this report. The exhibits listed below and not so designated are incorporated by reference to the documents following the descriptions of the exhibits.

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBITS
------        -----------------------
3.1           Amended and Restated Certificate of Incorporation of Tower Group,
              Inc., incorporated by reference to Exhibit 3.1 to the Company's
              Registration Statement on Form S-1 (Amendment No. 2) (No.
              333-115310) filed on July 23, 2004

3.2 Amended and Restated By-laws of Tower Group, Inc., incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Amendment No. 2) (No. 333-115310) filed on July 23, 2004

4.1           Specimen Common Stock Certificate, incorporated by reference to
              Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004

4.2 Purchase Agreement, dated as of June 30, 2001, by and between Tower Group, Inc. and PXRE Reinsurance Ltd., incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Amendment No. 2) (No. 333-115310) filed on July 23, 2004

4.3 Warrant issued to Friedman, Billings, Ramsey & Co., incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.1 Employment Agreement, dated as of August 1, 2004, by and between Tower Group, Inc. and Michael H. Lee, incorporated by reference to
              Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.2 Employment Agreement, dated as of August 1, 2004, by and between Tower Group, Inc. and Steven G. Fauth, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.3 Employment Agreement, dated as of August 1, 2004, by and between Tower Group, Inc. and Francis M. Colalucci, incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.4 Employment Agreement, dated as of August 1, 2004, by and between Tower Group, Inc. and Ian Drachman, incorporated by reference to
              Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.5 Employment Agreement, dated as of August 1, 2004, by and between Tower Group, Inc. and Christian K. Pechmann, incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.6 Employment Agreement, dated as of August 1, 2004, by and between Tower Group, Inc. and Joel Weiner, incorporated by reference to
              Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.7 2004 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004
              10.8 2001 Stock Award Plan, incorporated by reference to Exhibit
              10.8 to the Company's Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.9          2000 Deferred Compensation Plan, incorporated by reference to
              Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBITS
------        -----------------------
10.10         Amended & Restated Declaration of Trust, dated as of May 15, 2003, by and between Tower Group, Inc., Tower Statutory Trust I and U.S.
              Bank National Association, incorporated by reference to Exhibit
              10.10 to the Company's Registration Statement on Form S-1 (No.
              333-115310) filed on May 7, 2004

10.11 Indenture, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.12 Guarantee Agreement, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.13 Amended and Restated Trust Agreement, dated as of September 30, 2003, by and between Tower Group, Inc., JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association and Michael H. Lee, Steven G. Fauth and Francis M. Colalucci as Administrative Trustees of Tower Group Statutory Trust II, incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.14 Junior Subordinated Indenture, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.15 Guarantee Agreement, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.16 Service and Expense Sharing Agreement, dated as of December 28, 1995, by and between Tower Insurance Company of New York and Tower Risk Management Corp., incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.17 Real Estate Lease and amendments thereto, by and between Broadpine Realty Holding Company, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004

10.18 License and Services Agreement, dated as of June 11, 2002, by and between AgencyPort Insurance Services, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.19 Agreement, dated as of April 17, 1996, between Morstan General Agency, Inc. and Tower Risk Management Corp., incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.20 Managing General Agency Agreement, dated January 1, 2002, by and between Virginia Surety Company and Tower Risk Management Corp., incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004

10.21 General Agency Agreement by and among State National Insurance Company, Inc., Tower Insurance Company of New York and Tower Risk Management Corp., incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004

10.22 Quota Share Reinsurance Agreement, dated as of January 1, 2004, by and between Tower Insurance Company of New York and Converium Reinsurance (North America) Inc., incorporated by reference to
              Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.23 Quota Share Reinsurance Agreement, dated as of January 1, 2004, by and between Tower Insurance Company of New York, Tokio Millennium Re Ltd. and Hannover Reinsurance (Ireland) Ltd. and E+S Reinsurance (Ireland) Ltd., incorporated by reference to Exhibit
              10.23 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBITS
------        -----------------------
10.24         Amended and Restated Promissory Note, dated August 2, 2004, by
              Michael H. Lee in favor of Tower Risk Management, Inc., incorporated by reference to Exhibit 10.24 to the Company's
              Registration Statement on Form S-1 (Amendment No. 6) (No.
              333-115310) filed on September 30, 2004

10.25 Quota Share Reinsurance Agreement, dated as of October 1, 2003, by and between Tower Insurance Company of New York and Tokio Millennium Re Ltd., incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.26 Quota Share Reinsurance Agreement, dated as of January 1, 2003, by and between Tower Insurance Company of New York and PXRE Reinsurance Company and PMA Capital Insurance Company, incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004

10.27 Aggregate Excess of Loss Retrocession Agreement, dated as of January 1, 2004, by and between Converium Reinsurance (North America) Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.28 Aggregate Excess of Loss Retrocession Agreement, dated as of January 1, 2004, by and between Hannover Reinsurance (Ireland) Ltd. and E+S Reinsurance (Ireland) Ltd. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.29 Excess of Liability Reinsurance Agreement dated as of January 1, 2004, by and between State National Insurance Company, Tower Insurance Company of New York and Tower Risk Management Corporation, incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.30 Commercial Renewal Rights Agreement, dated as of September 13, 2004, by and among OneBeacon Insurance Group LLC, each of the insurance company subsidiaries of OneBeacon Insurance Group LLC listed therein and Tower Group, Inc., incorporated by reference to
              Exhibit 10.30 to the Company's Registration Statement on Form S-1 (Amendment No. 5) (No. 333-115310) filed on September 15, 2004

10.31 Addendum No. 1 to the Quota Share Reinsurance Agreement, effective January 1, 2004 by and between Tower Insurance Company of New York and Converium Reinsurance (North America) Inc., incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004

10.32 Addendum No. 1 to the Quota Share Reinsurance Agreement, effective January 1, 2004, by and between Tower Insurance Company of New York, Tokio Millenium Re Ltd. and Hannover Reinsurance (Ireland) Ltd. and E+S Reinsurance (Ireland) Ltd., incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004

10.33 General Agency Agreement, effective October 1, 2004, by and among State National Insurance Company Inc., Tower Insurance Company of New York and Tower Risk Management Corp. (Equipment breakdown business)*

10.34 General Agency Agreement, effective October 1, 2004, by and among State National Insurance Company Inc., Tower Insurance Company of New York and Tower Risk Management Corp. (Umbrella business)*

10.35 Excess of Liabilities Reinsurance Agreement, effective October 1, 2004, by and among State National Insurance Company Inc., Tower Insurance Company of New York and Tower Risk Management Corp. (Umbrella business)*

10.36 Wrap-Around Multiline Quota Share Agreement, effective December 1, 2004, by and between Virginia Surety Company, Inc. and Tower Insurance Company of New York*

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBITS
------        -----------------------
10.37         Managing General Agency Agreement, effective December 1, 2004, by and between Virginia Surety Company Inc. and Tower Risk Management
              Corp.*

10.38 Quota Share Reinsurance Agreement, effective January 1, 2005, by and among Tower Insurance Company of New York, Hannover Reinsurance (Ireland) Ltd., E+S Reinsurance (Ireland) Ltd. and Tokio Millennium Re Ltd.*

10.39 General Agency Agreement, effective January 1, 2005, by and among State National Insurance Company Inc., Tower Insurance Company of New York and Tower Risk Management Corp.*

10.40 Amended and Restated Declaration of Trust, dated December 15, 2004, by and among Wilmington Trust Company, as Institutional Trustee; Wilmington Trust Company, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company's Current Report on Form 8-K on December 20, 2004

10.41 Indenture between Tower Group, Inc. and Wilmington Trust Company, as Trustee, dated December 15, 2004, incorporated by reference to
              Exhibit 10.03 to the Company's Current Report on Form 8-K on December 20, 2004

10.42 Guarantee Agreement dated December 15, 2004, by and between Tower Group, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K on December 20, 2004

10.43 Amended and Restated Declaration of Trust, dated December 21, 2004, by and among JPMorgan Chase Bank, National Association, as Institutional Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company's Current Report on Form 8-K on December 23, 2004

10.44 Indenture between Tower Group, Inc. and JPMorgan Chase Bank, National Association, as Trustee, dated December 21, 2004, incorporated by reference to Exhibit 10.03 to the Company's Current Report on Form 8-K on December 23, 2004

10.45 Guarantee Agreement dated December 21, 2004, by and between Tower Group, Inc. and JPMorgan Change Bank, National Association, incorporated by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K on December 23, 2004

21.1          Subsidiaries of the registrant*

23.1          Consent of Johnson Lambert & Co.*

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael H. Lee*

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Francis M. Colalucci*

32 Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

--------------