Form 10-Q
period 2005-03-31
Tower Group, Inc.
filed 2005-05-09
CIK 1289592

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PERSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2005


[ ] TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _____________


Commission file no. 000-50990

                                Tower Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   13-3894120
----------------------------------------     -----------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)



       120 Broadway, 14th Floor
             New York, NY                                   10271
----------------------------------------     -----------------------------------
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

                                            Yes [ ]        No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,752,916 shares of common stock, par value $0.01 per share, as of May 9, 2005.

                                      INDEX






                                                                           PAGE

PART I   FINANCIAL INFORMATION

Item 1.  Financial statements

         Consolidated Balance Sheets - March 31, 2005 (unaudited)
          and December 31, 2004                                               1

         Consolidated Statements of Income and Comprehensive Net Income
          - Three months ended March 31, 2005 and 2004 (unaudited)            2

         Consolidated Statements of Cash Flows
          - Three months ended March 31, 2005 and 2004 (unaudited)            3

         Notes to Consolidated Financial Statements (unaudited)               4


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9


Item 3.  Quantitative and Qualitative Disclosures About Market Risk          17


Item 4.  Controls and Procedures                                             18



PART II  OTHER INFORMATION

Item 6.  Exhibits                                                            18



SIGNATURES                                                                   19

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                Tower Group, Inc.
                           Consolidated Balance Sheets


                                                     (Unaudited)
                                                      March 31,     December 31,
                                                         2005           2004
                                                    -------------  -------------
                                                    ($ in thousands, except par
                                                      value and share amounts)
ASSETS
Fixed-maturity securities, available-for-sale, at
 fair value (amortized cost $255,034 in 2005 and
 $223,562 in 2004)                                  $    251,929   $    224,523
Equity securities, at fair value (cost $29,681 in
 2005 and $1,827 in 2004)                                 29,710          2,485
Common trust securities - statutory business trusts,
 equity method                                             1,426          1,426
                                                    -------------  -------------
    Total investments                                    283,065        228,434
Cash and cash equivalents                                 24,130         55,201
Investment income receivable                               2,449          1,975
Agents' balances receivable                               34,126         33,473
Assumed premiums receivable                                1,144          1,197
Ceding commission receivable                               8,727          8,329
Reinsurance recoverable                                  100,454        101,173
Receivable - claims paid by agency                         2,251          1,622
Prepaid reinsurance premiums                              31,847         28,391
Deferred acquisition costs net of deferred ceding
 commission revenue                                       22,223         18,740
Federal income taxes and state taxes recoverable               -          1,975
Deferred income taxes                                        480              -
Intangible assets                                          6,039          4,978
Fixed assets, net of accumulated depreciation              5,620          5,420
Other assets                                               3,860          3,239
                                                    -------------  -------------
    Total Assets                                    $    526,415   $    494,147
                                                    =============  =============
LIABILITIES
Loss and loss adjustment expenses                   $    140,518   $    128,722
Unearned premium                                         114,306         95,505
Reinsurance balances payable                               8,867          2,735
Payable to issuing carriers                               15,473         18,652
Funds held as agent                                          782            785
Funds held under reinsurance agreements                   53,559         54,152
Accounts payable and accrued expenses                     11,240         12,410
Checks outstanding                                         2,694          2,726
Payable for securities                                     1,272              -
Federal and state income taxes payable                       459              -
Deferred income taxes                                          -          1,587
Subordinated debentures                                   47,426         47,426
                                                    -------------  -------------
   Total Liabilities                                     396,596        364,700
                                                    -------------  -------------
STOCKHOLDERS' EQUITY
Common stock ($0.01 par value per share; 40,000,000
 shares authorized; 19,835,635 and 19,826,135 shares
 issued in 2005 and 2004)                                    198            198
Paid-in-capital                                          112,478        112,375
Accumulated other comprehensive net income                (1,999)         1,052
Retained earnings                                         21,453         18,224
Unearned compensation - restricted stock                  (1,817)        (1,908)
Treasury stock (88,967 shares in 2005 and 2004)             (494)          (494)
                                                    -------------  -------------
   Total Stockholders' Equity                            129,819        129,447
                                                    -------------  -------------
   Total Liabilities and Stockholders' Equity       $    526,415   $    494,147
                                                    =============  =============


         See accompanying notes to the consolidated financial statements.

                                Tower Group, Inc.
                      Consolidated Statements of Income and
                            Comprehensive Net Income
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                         2005           2004
                                                    -------------  -------------
                                                      ($ in thousands, except
                                                    share and per share amounts)
Revenues
   Net premiums earned                              $     30,018   $      7,930
   Ceding commission revenue                               5,846         10,301
   Insurance services revenue                              3,781          2,524
   Net investment income                                   2,615            764
   Net realized gains on investments                         209             11
   Policy billing fees                                       201            174
                                                    -------------  -------------
     Total revenues                                       42,670         21,704
                                                    -------------  -------------
Expenses
   Loss and loss adjustment expenses                      18,062          5,017
   Direct commission expense                               8,792          7,086
   Other operating expenses                                8,917          6,777
   Interest expense                                        1,165            651
                                                    -------------  -------------
     Total expenses                                       36,936         19,531
                                                    -------------  -------------
   Income before income taxes                              5,734          2,173
   Income tax expense                                      2,017            851
                                                    -------------  -------------
     Net income                                     $      3,717   $      1,322
                                                    =============  =============

Comprehensive Net Income
   Net income                                       $      3,717   $      1,322
   Other comprehensive income:
     Gross unrealized investment holding (losses)
      gains arising during period                         (4,486)           947
     Less: reclassification adjustment for gains
      included in net income                                (209)           (11)
                                                    -------------  -------------
                                                          (4,695)           936
     Income tax benefit (expense) related to items
      of other comprehensive income                        1,644           (318)
                                                    -------------  -------------
     Total other comprehensive net (loss) income          (3,051)           618
                                                    -------------  -------------
        Comprehensive Net Income                    $        666   $      1,940
                                                    =============  =============

Earnings Per Share
   Basic earnings per common share                  $       0.19   $       0.30
                                                    =============  =============
   Diluted earnings per common share                $       0.19   $       0.23
                                                    =============  =============

Weighted Average Common Shares Outstanding:
     Basic                                            19,521,111      4,407,434
     Diluted                                          20,076,884      5,726,083


         See accompanying notes to the consolidated financial statements.

                                Tower Group, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                         2005           2004
                                                    -------------  -------------
                                                          ($ in thousands)
Cash flows from operating activities:
 Net income                                         $      3,717   $      1,322
 Adjustments to reconcile net income to net cash
  provided by (used in) operations:
   Gain on sale of investments                              (209)           (11)
   Depreciation                                              563            431
   Amortization of intangible assets                         111              -
   Amortization of bond premium or discount                  288             46
   Amortization of debt issuance costs                         9             13
   Amortization of restricted stock                          172              -
   Deferred income taxes                                    (424)           149
(Increase) decrease in assets:
   Investment income receivable                             (474)          (108)
   Agents' balances receivable                              (653)         2,896
   Assumed premiums receivable                                53            235
   Receivable for cancelled reinsurance                        -         15,748
   Ceding commissions receivable                            (398)             -
   Reinsurance recoverable                                    90         (7,801)
   Prepaid reinsurance premiums                           (3,456)         4,189
   Deferred acquisition costs, net                        (3,483)        (2,052)
   Intangible assets                                      (1,172)             -
   Other assets                                             (629)          (747)
Increase (decrease) in liabilities:
   Loss and loss adjustment expenses                      11,796          8,154
   Unearned premium                                       18,801          2,670
   Checks outstanding                                        (32)           949
   Reinsurance balances payable                            6,132         (4,864)
   Payable to issuing carriers                            (3,182)        (3,300)
   Accounts payable and accrued expenses                  (1,169)        (2,057)
   Federal and state income taxes payable                  2,434            123
   Funds held under reinsurance agreements                  (593)        11,256
   Deferred compensation liability                             -             23
                                                    -------------  -------------
Net cash flows provided by operations                     28,292         27,264
                                                    -------------  -------------
Cash flows from investing activities:
Purchase of fixed assets                                    (763)        (1,147)
Purchases of investments:
   Fixed-maturity securities                             (42,627)       (18,320)
   Equity securities                                     (29,568)             -
Sale of investments:
   Fixed-maturity securities                              12,089          3,122
   Equity securities                                       1,972              -
                                                    -------------  -------------
Net cash flows used in investing activities              (58,897)       (16,345)
                                                    -------------  -------------
Cash flows from financing activities:
 Repayment of redeemable preferred stock                       -         (1,500)
 Repayment of long-term debt -- CIT                            -           (188)
 Increase in notes receivable from related parties             -            (11)
 Dividends paid                                             (488)          (160)
 Exercise of stock options                                    22              -
                                                    -------------  -------------
 Net cash flows used in financing activities                (466)        (1,859)
                                                    -------------  -------------
 Increase (decrease) in cash and cash equivalents        (31,071)         9,060
 Cash and cash equivalents, beginning of period           55,201         30,339
                                                    -------------  -------------
 Cash and cash equivalents, end of period           $     24,130   $     39,399
                                                    =============  =============
Supplemental disclosures of cash flow information:
 Cash paid for income taxes                         $        201   $        511
 Cash paid for interest                             $        804   $        394


         See accompanying notes to the consolidated financial statements.

                                Tower Group, Inc.
             Notes to Consolidated Financial Statements (Unaudited)



Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the information and disclosures required by generally accepted accounting principles ("GAAP") in the Unites States of America. These statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2004 and notes thereto included in the Company's Annual Report on Form 10-K filed on March 22, 2005. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities required by GAAP. All significant inter-company balances have been eliminated. Business segment results are presented net of all material inter-segment transactions.

Purchase of Shell Company and Intangible Assets

     On March 25, 2005, Tower Group, Inc. closed on its purchase of the outstanding common stock of a shell insurance company, North American Lumber Insurance Company ("NALIC"), that was renamed Tower National Insurance Company. The purchase price was for $1,050,000 and included nine active state licenses and two inactive state licenses. The nine active states are New Jersey, Connecticut, Massachusetts, Rhode Island, Vermont, Maryland, Delaware, South Carolina and Wisconsin. The two inactive states are Pennsylvania and Maine. The inactive state licenses have an additional contingent purchase price of $75,000 per state upon license reactivation within one year of the closing. Prior to the closing, all liabilities and assets of Tower National Insurance Company were transferred to a liquidating trust. Tower Group, Inc. has capitalized this purchase as an intangible asset with an indefinite life subject to annual impairment testing. The amount capitalized was $1,172,000 and included the cost of the licenses, legal fees and a broker's fee. The new company will enable the Company to expand its licensing and to proceed with its territorial expansion plans.

Investments

     Segregated assets in trust accounts associated with reinsurance agreements amounted to $53.6 million as of March 31, 2005 and are included in invested assets. Additionally, securities with a fair value of $0.5 million were on deposit with state regulatory authorities as required by law as of March 31, 2005.

Intangible Assets

     From the Commercial Renewal Rights Agreement entered into with OneBeacon Insurance Group LLC ("OneBeacon") during 2004, the Company has recorded two intangible assets: renewal rights and new agent contractual relationships, both of which were determined to be intangible assets with a finite useful life.

     As described above, an intangible asset related to state licenses was recorded in connection with the acquisition of NALIC in 2005.

     The components of intangible assets are summarized as follows:

                                                           Accumulated
                                    Initial Balance        Amortization               Net
                                  -------------------   -------------------   -------------------
                                                          ($ in thousands)
     March 31, 2005:
     Renewal rights                   $     1,250           $       (75)          $     1,175
     Agency force                           3,750                   (58)                3,692
     Insurance licenses                     1,172                     -                 1,172
                                  -------------------   -------------------   -------------------
                                      $     6,172           $      (133)          $     6,039
                                  ===================   ===================   ===================

Dividends Declared

     Dividends declared by the Company on common stock for the three months ended March 31, 2005 were $488,000 or $0.025 per share.

     For the three months ended March 31, 2004, the dividends declared on Class A common stock were $75,000 or $0.0379 per share and the dividends declared on Class B common stock were $92,000 or $0.0384 per share.

Earnings Per Share

     The following table shows the computation of the Company's earnings per share:

                                                       Income                Shares              Per Share
                                                     (Numerator)          (Denominator)            Amount
                                                 -------------------   -------------------   -------------------
                                                        ($ in thousands, except share and per share amounts)
     Three Months Ended
     March 31, 2005
     Net Income                                      $      3,717
                                                 -------------------   -------------------
     Basic earnings per share                               3,717            19,521,111          $       0.19
                                                 -------------------   -------------------   -------------------
     Effect of dilutive securities:
        Stock options                                           -               284,873
        Unvested restricted stock                               -               216,673
        Warrants                                                -                54,227
                                                 -------------------   -------------------
     Diluted earnings per share                      $      3,717            20,076,884          $       0.19
                                                 ===================   ===================   ===================


     Three Months Ended
     March 31, 2004
     Net Income                                      $      1,322
                                                 -------------------   -------------------
     Basic earnings per share                               1,322             4,407,434          $       0.30
                                                 -------------------   -------------------   -------------------
     Effect of dilutive securities:
        Stock options                                           -               268,650
        Warrants                                               21             1,049,999
                                                 -------------------   -------------------
     Diluted earnings per share                      $      1,343             5,726,083          $       0.23
                                                 ===================   ===================   ===================



Employee Stock Option Plan

     The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock option grants. The Company generally grants employee stock options at an exercise price equal to the market price at the date of grant and, therefore, under APB 25, no compensation expense is recorded. The Company follows the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation".

     In December 2004, the Financial Accounting Standards Board issued the revised statement SFAS No. 123-R, an amendment to SFAS No. 123, which suspends APB 25 and requires that the cost of share-based payment transactions be recognized in the financial statements after the fiscal quarter beginning after June 15, 2005. The intended adoption by the Company of SFAS 123-R has been postponed to January 2006 per the Securities and Exchange Commission's rule amendment promulgated April 14, 2005, that allows calendar year-end companies to elect implementing SFAS No. 123-R at the beginning of their next fiscal year after June 15, 2005. The implementation of SFAS 123-R is not expected to have a material impact on the Company's financial position or results of operations.

     As of December 31, 2002, all prior stock option grants have been expensed per the pro-forma provisions of SFAS 123 and the September 2004 stock option grants pro-forma expense impact started in the fourth quarter of 2004. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                 Three Months Ended
                                                                      March 31,
                                                                 2005           2004
                                                            -------------  -------------
                                                              ($ in thousands, except
                                                            share and per share amounts)
     Net income                                               $    3,717     $    1,322
     Deduct total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects                     (15)             -
                                                            -------------  -------------
     Net income, pro-forma                                    $    3,702     $    1,322

     Earnings Per Share
     Basic - as reported                                      $     0.19     $     0.30
                                                            =============  =============
     Basic - pro-forma                                        $     0.19     $     0.30
                                                            =============  =============
     Diluted - as reported                                    $     0.19     $     0.23
                                                            =============  =============
     Diluted - pro-forma                                      $     0.18     $     0.23
                                                            =============  =============

     Weighted-Average Common Shares Outstanding
     Basic                                                    19,521,111      4,407,434
     Diluted                                                  20,076,884      5,726,083

Changes In Estimates

     TICNY has recorded $20,000 of adverse development in its net losses from prior accident years in the first quarter of 2005 compared to $48,000 in the first quarter of 2004. TICNY's changes in estimated sliding scale commission income resulted in $50,000 of additional commission income in the first quarter of 2005 compared to none in the first quarter of 2004. TRM's changes in estimated sliding scale commission income was $491,000 of additional commission income in the first quarter of 2005 compared to none in the first quarter of 2004.

Segment Information

     The Company manages its operations through three business segments: insurance (commercial and personal lines underwriting), reinsurance and insurance services (managing general agency, claims administration and reinsurance intermediary operations).

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as described in the Company's most recently filed Form 10-K. The Company evaluates segment performance based on segment profit, which excludes investment income, realized gains and losses, interest expense, income taxes and incidental corporate expenses. The Company does not allocate assets to segments because assets, which consist primarily of investments, are considered in total by management for decision-making purposes.

     Business Segments results are as follows:

                                                                     Three Months Ended
                                                                          March 31,
                                                                     2005           2004
                                                                -------------  -------------
                                                                      ($ in thousands)
     Insurance Segment Information
     Revenues
     Net premiums earned                                          $   29,633     $    7,698
     Ceding commission revenue                                         5,846         10,301
     Policy billing fees                                                 196            174
                                                                -------------  -------------
         Total revenues                                               35,675         18,173
                                                                -------------  -------------

     Expenses
     Net loss and loss adjustment expenses                            17,780          4,808
     Underwriting expenses                                            14,494         11,762
                                                                -------------  -------------
         Total expenses                                               32,274         16,570
                                                                -------------  -------------
     Underwriting profit                                          $    3,401     $    1,603
                                                                =============  =============


     Reinsurance Segment
     Revenues
     Net premiums earned                                          $      385     $      232
                                                                -------------  -------------
         Total revenues                                                  385            232
                                                                -------------  -------------

     Expenses
     Net loss and loss adjustment expenses                               282            209
     Underwriting expenses                                                47             21
                                                                -------------  -------------
         Total expenses                                                  329            230
                                                                -------------  -------------
     Underwriting Profit                                          $       56     $        2
                                                                =============  =============

     Insurance Services Segment
     Revenues
     Direct commission revenue from managing general              $    2,525     $    1,457
     agency
     Claims administration revenue                                     1,053            869
     Reinsurance intermediary fees                                       203            198
     Policy billing fees                                                   5              -
                                                                -------------  -------------
         Total revenues                                                3,786          2,524
                                                                -------------  -------------

     Expenses
     Direct commissions expense paid to producers                      1,211            950
     Other insurance services expenses                                   485            300
     Claims expense reimbursement to TICNY                             1,050            802
                                                                -------------  -------------
         Total expenses                                                2,746          2,052
                                                                -------------  -------------
     Insurance Services Pre-tax Income                            $    1,040     $      472
                                                                =============  =============

     Underwriting expenses in the insurance segment are net of expense reimbursements that are made by the insurance services segment pursuant to an expense sharing agreement between TRM and TICNY. In accordance with terms of this agreement, TRM reimburses TICNY for a portion of TICNY's underwriting and other expenses resulting from TRM's use of TICNY's personnel, facilities and equipment in underwriting insurance on behalf of TRM's issuing companies. The reimbursement for underwriting and other expenses is calculated as a minimum reimbursement of 5% of the premiums produced by TRM and is adjustable according to the terms of the agreement based on the number of policies in force and additional expenses that may be incurred by TRM. The amount of this reimbursement was $485,000 and $300,000 for the three months ended March 31, 2005 and March 31, 2004, respectively. TRM also reimburses TICNY, at cost, for claims administration expenses pursuant to the terms of this expense sharing agreement. Claims expenses reimbursed by TRM were $1,050,000 and $802,000 for the three months ended March 31, 2005 and March 31, 2004, respectively.

     The following table reconciles revenue by segment to consolidated revenue:

                                                         Three Months Ended
                                                              March 31,
                                                         2005           2004
                                                    -------------  -------------
                                                          ($ in thousands)
     Reconciliation
     Revenues
     Insurance segment                                $   35,675     $   18,173
     Reinsurance segment                                     385            232
     Insurance services segment                            3,786          2,524
                                                    -------------  -------------
     Total segment revenue                                39,846         20,929
     Investment income                                     2,615            764
     Realized capital gains                                  209             11
                                                    -------------  -------------
     Consolidated revenues                            $   42,670     $   21,704
                                                    =============  =============

     The following table reconciles the results of the Company's individual segments to consolidated income before taxes:

                                                         Three Months Ended
                                                              March 31,
                                                         2005           2004
                                                    -------------  -------------
                                                          ($ in thousands)

     Insurance segment underwriting profit            $    3,401     $    1,603
     Reinsurance segment underwriting profit                  56              2
                                                    -------------  -------------
     Total underwriting profit                             3,457          1,605
     Insurance services segment pre-tax income             1,040            472
     Net investment income                                 2,615            764
     Net realized investment gains                           209             11
     Corporate expenses                                     (422)           (28)
     Interest expense                                     (1,165)          (651)
                                                    -------------  -------------
     Income before income taxes                       $    5,734     $    2,173
                                                    =============  =============

Employee Benefit Plans

     On March 31, 2005, the Company's Compensation Committee authorized the issuance of 6,000 shares of restricted common stock to Francis M. Colalucci, Senior Vice President, Chief Financial Officer and Treasurer. The Board of Directors subsequently ratified the award. The shares vest in installments over a three-year period from the date of grant contingent upon Mr. Colalucci's continuous employment with the Company from the date of grant through the vesting date. During the vesting period, Mr. Colalucci has voting rights and will receive dividends; however, the shares may not be sold, assigned, transferred, exchanged, pledged or otherwise encumbered. The fair value of the restricted shares was $80,000 on the grant date, which will be amortized as compensation expense ratably over the vesting period.

Subsequent Events

     On April 1, 2005, the Company's Board of Directors authorized the issuance of 1,312 restricted common stock to each of its four non-employee Directors, or 5,248 shares in total. The fair value of these restricted shares is $69,000. These shares will amortize ratably from grant date until the end of their vesting period on April 1, 2006.

     Like many other insurance companies, the Company has received an inquiry relating to risk transfer under its reinsurance arrangements. The inquiry made to the Company has been made by the New York Insurance Department, and the Company has been providing information in response to these inquiries. The Company believes that its reinsurance agreements demonstrate an appropriate transfer of risk and proper accounting. The independent registered public accounting firm for the Company has confirmed its agreement with the Company's view as part of their audit of the Company's 2004 financial statements.

     On April 28, 2005, the Company's Board of Directors approved a quarterly dividend of $0.025 per share payable June 27, 2005 to stockholders of record as of June 15, 2005.

     The Company received a request dated April 25, 2005 from Friedman, Billings, Ramsey Group, Inc. to file a registration statement under the Securities Act of 1933 to register the resale of the 500,000 shares purchased by it in the private place that was effected concurrently with the initial public offering. The Company is required to file a registration statement within 60 days after its receipt of the request.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note on Forward-Looking Statements

     Some of the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance sector in general. Statements that include the words "expect," "intend," "plan," "believe," "project," "estimate," "may," "should," "anticipate," "will" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the Federal securities laws or otherwise.

     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

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

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Consolidated Results of Operations

                                                         Three Months Ended
                                                              March 31,
                                                         2005           2004
                                                    -------------  -------------
                                                          ($ in thousands)
     Revenues
     Earned premiums
     Gross premiums earned                            $   45,868     $   37,342
     Less: ceded premiums earned                         (15,850)       (29,412)
                                                    -------------  -------------
     Net premiums earned                                  30,018          7,930
                                                    -------------  -------------
     Total commission and fee income                       9,828         12,999
     Net investment income                                 2,615            764
     Net realized investment gains                           209             11
                                                    -------------  -------------
     Total revenues                                       42,670         21,704
                                                    -------------  -------------

     Expenses
     Net loss and loss adjustment expenses                18,062          5,017
     Operating expenses                                   17,709         13,863
     Interest expenses                                     1,165            651
                                                    -------------  -------------
     Total expenses                                       36,936         19,531
                                                    -------------  -------------
     Income before taxes                                   5,734          2,173
     Federal and state income taxes                        2,017            851
                                                    -------------  -------------

     Net Income                                       $    3,717     $    1,322
                                                    =============  =============

     Key Measures
     Return on average equity                               11.5%          37.9%


Consolidated Results of Operations Three Months Ended March 31, 2005 and 2004

     Total revenues. Total revenues increased by 96.6 % to $42.7 million for the three months ended March 31, 2005 compared to $21.7 million for the same period in 2004. The increase is primarily due to the increase in net premiums earned, net investment income and net realized investment gains. Net earned premiums represented 70.3% of total revenues for the three months ended March 31, 2005 compared to 36.5% for the same period in 2004. Net investment income, excluding realized capital gains, represented 6.1% and 3.5% of total revenues for the three months ended March 31, 2005 and March 31, 2004, respectively. These increases were partially offset by lower total commission and fee income for the three months ended March 31, 2005 of $9.8 million, or 23.0% of total revenue, compared to $13.0 million, or 59.9% of total revenue, for the same period in 2004.

     Premiums earned. Net premiums earned increased by 278.5% to $30.0 million for the three months ended March 31, 2005 compared to $7.9 million for the same period in 2004. The increase in net premiums earned was due to the overall increase in gross premiums written through March 31, 2005 and our decision to reduce the ceding percentage under our quota share reinsurance agreement to 25% in the first quarter of 2005 from 60% in the first quarter of 2004 due to the increased capitalization of our insurance company. In addition, the net premiums earned in the first quarter of 2005 included $5.5 million from the $13.1 million of unearned premiums as of December 31, 2004 that would have been ceded to Converium Reinsurance (North America) Inc. absent the 2004 novation. See "Insurance Segment Results of Operations" and "Reinsurance Segment Results of Operations" for further discussion of premiums.

     Commission and fee income. Total commission and fee income decreased by 24.4% to $9.8 million in the first quarter of 2005 compared to $13.0 million in the first quarter of 2004. This was due principally to a 43.2% decrease in ceding commission revenue in the first quarter of 2005 as a result of our decision to reduce the ceding percentage under our quota share reinsurance agreement to 25% in the first quarter of 2005 compared to 60% in the first quarter of 2004.

     Net investment income and realized gains. Net investment income increased by 242.3% to $2.6 million for the three months ended March 31, 2005 compared to $0.8 million for the same period in 2004. This resulted from an increase in average invested assets to $255.8 million in the first quarter of 2005 compared to $66.4 million in the same period in 2004. The growth in invested assets in the first quarter of 2005 resulted from net cash flows provided by operations, the issuance of $26.8 million of subordinated debentures underlying trust preferred securities in December 2004 and net proceeds of $107.8 million from our initial public offering ("IPO") and concurrent private placement in October 2004. This was offset in part by a slight decrease in the yield in fixed maturity investments held at March 31, 2005 compared to March 31, 2004. The pre-tax yield for our fixed income investments as of March 31, 2005 was 4.6% and includes the yield on bond funds that are recorded as equity securities on our March 31, 2005 balance sheet. The pre-tax yield for our fixed income investments as of March 31, 2004 was 4.8%. On a tax equivalent basis, the yield was 5.1% as of March 31, 2005 and March 31, 2004.

     Net realized capital gains were $209,000 in the three months ended March 31, 2005 compared to net realized capital gains of $11,000 for the same period in 2004. The increase in net realized capital gains was the result of the sale of common stocks from which the proceeds were reinvested into higher dividend yielding securities.

     There was no impact on net realized gains attributable to adjustments for other than temporary impairment of securities held during the three months ending March 31, 2005 and during the same period in 2004.

     Losses and loss adjustment expenses. Gross loss and loss adjustment expenses and the gross loss ratio for the insurance and reinsurance segments combined for the three months ended March 31, 2005 were $26.1 million and 56.9%, respectively, compared to $21.5 million and 57.6%, respectively, for the same period in 2004. The net loss ratio for the combined segments was 60.2% for the three months ended March 31, 2005 and 63.3% for the same period in 2004. The improvement in the net loss ratios in the first quarter of 2005 compared to the same period in 2004 was due primarily to the improvement in the net loss ratio in the insurance segment due to an increase in net premiums earned that reduced the effect of catastrophe reinsurance premiums on the net loss ratio. See "Insurance Segment Results of Operations" and "Reinsurance Segment Results of Operations" for further discussion.

     Operating expenses. Operating expenses increased by 27.7% to $17.7 million for the three months ended March 31, 2005 from $13.9 million for the same period in 2004. The increase was due primarily to the increase in underwriting expenses resulting from the growth in premiums earned in TICNY and premiums produced by TRM, costs related to the OneBeacon transaction, including establishing two new offices in Long Island and Western New York, additional staffing and other expenses incurred as a public company.

     Interest expense. Our interest expense increased for the three months ended March 31, 2005 to $1.2 million compared to $0.7 million for the same period in 2004. The increase resulted from an increase in interest expense of $0.5 million on subordinated debentures underlying our trust preferred securities issued in December 2004 for $26.8 million and $0.2 million as a result of crediting reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables effective January 1, 2004 with an annual effective yield of 2.5%. These increases were offset by reductions of $0.2 million of interest expense on other borrowings and preferred stock repaid in the fourth quarter of 2004.

     Income tax expense. Our income tax expense was $2.0 million for the three months ended March 31, 2005 compared to $0.9 million for the same period in 2004. The increased income tax expense was due primarily to the increase in income before income taxes. The effective income tax rate was 35.2% for the three months ending March 31, 2005 compared to 39.2% for the same period in 2004. The effective tax rate in 2005 was lower due to the benefit of tax-exempt interest income for the first quarter of 2005 of $0.7 million compared to $0.1 million in the same period for 2004.

     Net income and return on average equity. Our net income and annualized return on average equity was $3.7 million and 11.5%, respectively, for the three months ended March 31, 2005 compared to $1.3 million and 37.9%, respectively, for the same period in 2004. Although net income increased 181.2% in the first quarter of 2005 compared to the first quarter of 2004, the lower return on average equity resulted from the significant increase in average stockholders' equity as our IPO was completed in the fourth quarter of 2004. For the first quarter of 2005, the return was calculated by dividing annualized net income of $14.9 million by an average stockholders' equity of $129.6 million.

Insurance Segment Results of Operations

                                                         Three Months Ended
                                                              March 31,
                                                         2005           2004
                                                    -------------  -------------
                                                          ($ in thousands)
     Revenues
     Earned premiums
         Gross premiums earned                        $   45,449     $   37,072
         Less: ceded premiums earned                     (15,816)       (29,374)
                                                    -------------  -------------
         Net premiums earned                              29,633          7,698
     Ceding commission revenue                             5,846         10,301
     Policy billing fees                                     196            174
                                                    -------------  -------------
     Total                                                35,675         18,173


     Expenses
     Loss and loss adjustment expenses
         Gross loss and loss adjustment expenses          26,291         21,285
         Less: ceded loss and loss adjustment
          expenses                                        (8,511)       (16,477)
                                                    -------------  -------------
         Net loss and loss adjustment expenses            17,780          4,808
     Underwriting expenses
         Direct commission expense                         7,573          6,134
         Other underwriting expenses                       6,921          5,628
                                                    -------------  -------------
     Total underwriting expenses                          14,494         11,762
                                                    -------------  -------------
     Underwriting Profit                              $    3,401     $    1,603
                                                    =============  =============

     Key Measures
     Premiums written
         Gross premiums written                       $   64,302     $   39,878
         Less: ceded premiums written                    (19,274)       (25,208)
                                                    -------------  -------------
         Net premiums written                         $   45,028     $   14,670
                                                    =============  =============
     Loss Ratios
     Gross                                                  57.8%          57.4%
     Net                                                    60.0%          62.5%
     Accident Year Loss Ratio
     Gross                                                  57.9%          56.1%
     Net                                                    60.0%          61.7%
     Underwriting Expense Ratios
     Gross                                                  31.5%          31.3%
     Net                                                    28.5%          16.7%
     Combined Ratios
     Direct                                                 89.3%          88.7%
     Net                                                    88.5%          79.2%


Insurance Segment Results of Operations Three Months Ended March 31, 2005 and
2004

     Gross premiums. Gross premiums written increased by 61.2% to $64.3 million for the three months ended March 31, 2005 compared to $39.9 million for the same period in 2004. Gross premiums earned increased by 22.6% to $45.4 million for the three months ended March 31, 2005 compared to $37.1 million for the same period in 2004. Policies in force increased 17.5% for the three months ended March 31, 2005 compared to the same period in 2004. Additionally, during the quarter of 2005, premium increases on renewed business averaged 11% in personal lines and 6% in commercial lines. The retention rate was 87% for personal lines and 70% for commercial lines. Premiums written on business subject to the OneBeacon renewal rights agreement, entered into in September 2004, amounted to $8.8 million during the first quarter of 2005. New business written during the first quarter of 2005 through former OneBeacon producers that we appointed in consequence of the renewal rights transaction amounted to $4.9 million.

     Ceded premiums. Ceded premiums written decreased by 23.5% to $19.3 million for the three months ended March 31, 2005 compared to $25.2 million for the same period in 2004. The lower ceded premiums written are the result of our decision to lower the ceding percentage under the quota share reinsurance agreement to 25% beginning October 1, 2004 from 60% for the first nine months of 2004 in consideration of the increased capitalization of our insurance company from the IPO.

     Net premiums. Net premiums written increased by 206.9% to $45.0 million for the three months ended March 31, 2005 compared to $14.7 million for the same period in 2004. This increase was greater than the increase in gross premiums written due to the decrease in the ceding percentage mentioned above from 60% in the three months ended March 31, 2004 to 25% in the three months ended March 31, 2005. Net premiums earned increased by 284.9% to $29.6 million in the three months ended March 31, 2005 compared to $7.7 million in the same period in 2004. In addition, the net premiums earned in the first quarter of 2005 included $5.5 million from the $13.1 million of retained unearned premiums as of December 31, 2004 that would have been ceded to Converium Reinsurance (North America) Inc. absent the 2004 novation.

     Ceding commission revenue. Ceding commission revenue decreased by 43.2% to $5.8 million for the three months ended March 31, 2005 compared to $10.3 million for the same period in 2004 due to the reduction in the quota share ceding percentage. The reduction was offset in part by an improvement in the ceded loss ratios on prior years' quota share treaties, which increased ceding commission revenue by $50,000.

     Loss and loss adjustment expenses and loss ratio. Gross and net losses and loss adjustment expenses were $26.3 million and $17.8 million, respectively, for the three months ended March 31, 2005 compared with $21.3 million and $4.8 million, respectively, for the same period in 2004. Our gross and net loss ratios were 57.8% and 60.0%, respectively for the three months ended March 31, 2005 as compared with 57.4% and 62.5% for the same period in 2004. The decrease in the net loss ratio in the first quarter of 2005 compared to the same period in 2004 resulted from the increase in net premiums earned which reduced the proportional effect of catastrophe reinsurance premiums on the net loss ratio. We ceded catastrophe reinsurance premiums equal to 3.1% of net premiums earned during the three months ended March 31, 2005 compared to 10.9% during the same period in 2004. There was no significant adverse development from prior years' loss reserves on a net basis. Also, our claims reported in the first quarter of 2005 were favorable for our property lines of business in comparison to prior years even though the 2005 winter was very harsh in New York. Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing agreement between TICNY and TRM. See "Insurance Services Segment Results of Operations" for the amounts of loss and loss adjustment expense reimbursements.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $14.5 million for the three months ended March 31, 2005 as compared with $11.8 million for the same period in 2004. Our gross expense ratio was 31.5% for the three months ended March 31, 2005 as compared with 31.3% for the same period in 2004.

     The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 16.7% for the three months ended March 31, 2005, which was in line with 16.5% for the same period in 2004.

     The underwriting expense portion of the gross expense ratio was 14.8% for the three months ended March 31, 2005 as compared to 14.7% for the same period in 2004. Underwriting expenses increased due to the increase in premium volume, the establishment of two new branch offices and additional expenses incurred as a public company. Nonetheless, the 23.0% increase in underwriting expenses was only slightly higher than the 22.6% increase in gross earned premiums.

     The net underwriting expense ratio was 28.5% for the three months ended March 31, 2005 as compared to 16.7% for the same period in 2004. This was due primarily to the reduced effects of ceding commission revenue on lowering the gross expense ratio as a result of the reduction in the quota share ceding percentage from 60% in the first quarter of 2004 to 25% in the first quarter of 2005.

     Underwriting profit and combined ratio. The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $3.4 million in the first quarter of 2005 and $1.6 million in the same period in 2004. The gross combined ratio was 89.3% for the three months ended March 31, 2005 as compared with 88.7% for the same period in 2004. The increase in the gross combined ratio in the first quarter of 2005 resulted primarily from an increase in the gross underwriting expense ratio. The net combined ratio was 88.5% for the three months ended March 31, 2005 as compared to 79.2% for the same period in 2004. The increase in the net combined ratio resulted from an increase in the net expense ratio primarily due to the effects of reduced ceding commission revenue. Notwithstanding the increase in net combined ratio for the first quarter, underwriting profits increased due to the overall increase in premiums earned.

Reinsurance Segment Results of Operations

                                                         Three Months Ended
                                                              March 31,
                                                         2005           2004
                                                    -------------  -------------
                                                          ($ in thousands)
     REVENUES
     Premiums earned
         Gross premiums earned                        $      419     $      270
         Less: ceded premiums earned                         (34)           (38)
                                                    -------------  -------------
         Net premiums earned                                 385            232
                                                    -------------  -------------
     Total                                                   385            232


     EXPENSES
     Loss and loss adjustment expenses
         Gross loss and loss adjustment expenses            (214)           220
         Less: ceded loss and loss adjustment
          expenses                                           496            (11)
                                                    -------------  -------------
         Net loss and loss adjustment expenses               282            209
     Underwriting expenses
         Direct commission expense                             8              2
         Other underwriting expenses                          39             19
                                                    -------------  -------------
     Total underwriting expenses                              47             21
                                                    -------------  -------------
     Underwriting Profit                              $       56     $        2
                                                    =============  =============

     Key Measures
     Premiums written
         Gross premiums written                       $      366     $      135
         Less: ceded premiums written                        (33)           (15)
                                                    -------------  -------------
         Net premiums written                         $      333     $      120
                                                    =============  =============

     Loss Ratios
     Gross                                                 -51.1%          81.5%
     Net                                                    73.2%          90.1%
     Accident Year Loss Ratio
     Gross                                                  59.9%          87.1%
     Net                                                    65.2%          96.3%
     Underwriting Expense Ratios
     Gross                                                  11.3%           7.8%
     Net                                                    12.3%           9.1%
     Combined Ratios
     Direct                                                -39.8%          89.3%
     Net                                                    85.6%          99.2%


Reinsurance Segment Results of Operations Three Months Ended March 31, 2005 and 2004

     Gross premiums. Gross premiums written increased by 171.1% to $366,000 for the three months ended March 31, 2005 as compared to $135,000 for the same period in 2004. The increase was due to an increase in the premiums produced by TRM's issuing companies resulting primarily from higher rates charged on the reinsurance assumed from these issuing companies.

     Net premiums. Net premiums written increased 177.5% to $333,000 for the three months ended March 31, 2005 as compared to $120,000 for the same period in 2004 which was in line with the increase in gross premiums written. Net premiums earned increased by 65.9% to $385,000 for the three months ended March 31, 2005 as compared to $232,000 for the same period in 2004 as a result of lower reinsurance costs.

     Loss and loss adjustment expenses and loss ratio. Gross loss and loss adjustment expenses were a benefit of $214,000 for the three months ended March 31, 2005 as compared to a $220,000 expense for the same period in 2004. Net losses were $282,000 for the three months ended March 31, 2005 as compared to $209,000 for the same period in 2004. The gross loss ratio was a negative 51.1% in the first quarter of 2005 compared to a positive 81.5% in the same period in 2004 due to an overall release of reserves from prior years. During the first quarter of 2005, we had favorable development for accident years 2001 and 2002 of approximately $600,000 on a gross basis, which was partially offset by an increase in reserves of $131,000 for other prior years. The favorable development did not affect the results on a net basis as significantly, because we had lower net retentions for the accident years sharing the favorable developments. For the current accident year the net loss ratio was 65.2%, which favorably compares to 96.3% for the same time period in the 2004 accident year, reflecting higher rates for the treaty coverage. Similarly, the net calendar year loss ratio also decreased for the three months ended March 31, 2005 to 73.2% as compared to 90.1% for the same period in 2004.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses for the reinsurance segment are comprised of ceding commission expense paid to TRM's issuing companies and other third-party reinsurers to acquire the ceded premium and this segment's allocated share of our other underwriting expenses. Gross underwriting expenses increased for the three months ended March 31, 2005 to $47,000 as compared to $21,000 for the same period in 2004. Our net underwriting expense ratio increased to 12.3% for the three months ended March 31, 2005 from 9.1% for the same period in 2004. This was due to higher other underwriting expenses in the first quarter of 2005 compared to the same period in 2004.

     Underwriting profit and combined ratio. The underwriting profit from assumed reinsurance for the first quarter of 2005 was $56,000 compared to $2,000 for the first quarter of 2004. The net combined ratio was 85.6% for the first quarter of 2005 compared to 99.2% for the first quarter of 2004. The lower net combined ratio for the first quarter of 2005 was the result of a lower net loss ratio as explained above.

     The gross combined ratio decreased to a negative 39.8% for the first quarter of 2005 compared to 89.3% for the first quarter of 2004 due to a reduction in the gross loss ratio to negative 51.1% for the first quarter of 2005 compared to 81.5% for the first quarter of 2004. This was offset by an increase in the gross underwriting expense ratio to 11.3% for the first quarter of 2005 compared to 7.8% for the first quarter of 2004 due to increased gross premiums written which is the basis for the allocation of underwriting expenses to this segment.


Insurance Services Segment Results of Operations

                                                         Three Months Ended
                                                              March 31,
                                                         2005           2004
                                                    -------------  -------------
                                                          ($ in thousands)
     REVENUES
     Direct commission revenue from managing general
      agency                                          $    2,525     $    1,457
     Claims administration revenue                         1,053            869
     Reinsurance intermediary fees(1)                        203            198
     Policy billing fees                                       5              -
                                                    -------------  -------------
     Total Revenues                                        3,786          2,524
                                                    -------------  -------------


     EXPENSES
     Direct commissions expense paid to producers          1,211            950
     Other insurance services expenses(2)                    485            300
     Claims expense reimbursement to TICNY                 1,050            802
                                                    -------------  -------------
     Total Expenses                                        2,746          2,052
                                                    -------------  -------------
     Insurance Services Pre-tax Income                $    1,040     $      472
                                                    =============  =============
     Premium produced by TRM on behalf of issuing
      companies                                       $    8,444     $    6,487
                                                    =============  =============

     (1) The reinsurance intermediary fees include commissions earned for placement of reinsurance on behalf of TICNY.
     (2) Consists of underwriting expenses reimbursed to TICNY pursuant to an expense sharing agreement.


Insurance Services Segment Results of Operations Three Months Ended March 31, 2005 and 2004

     Total revenues. Total revenues for the insurance services segment were $3.8 million for the three months ended March 31, 2005 as compared with $2.5 million for the same period in 2004. The principal components of total revenues for our insurance services segment are direct commission revenue, claims administration revenue and reinsurance intermediary fees. The increase in total revenues was primarily due to direct commission revenue that increased by 73.3% to $2.5 million for the first quarter of 2005 compared to $1.5 million for the first quarter of 2004. Claims administration revenue increased by 21.2% to $1.1 million for the first quarter of 2005 as compared to $0.9 million for the first quarter of 2004. Premiums produced during the first quarter of 2005 on business subject to the renewal rights agreement with OneBeacon amounted to $2.2 million. New business produced through former OneBeacon producers that we appointed in consequence of the renewal rights transaction amounted to $0.6 million during the first quarter of 2005.

     Direct commission revenue is dependent upon the premiums and losses on business produced by TRM on behalf of its issuing companies. For the first quarter of 2005 direct commission revenues increased by 73.3% to $2.5 million compared to $1.5 million for the first quarter of 2004 as a result in the increases in premiums produced by TRM and additional commission revenue of $491,000 resulting from favorable loss development on the premiums produced in prior periods. Premiums produced by TRM increased by 30.2% to $8.4 million in the first quarter of 2005 as compared to $6.5 million in the first quarter of 2004 resulting primarily from increases in premiums produced in the middle market and small business overflow programs. The composite commission revenue rate increased to 29.9% for the first quarter of 2005 compared to 22.5% for the first quarter of 2004 due to growth in the middle market program and the additional $491,000 of commission revenue resulting from favorable loss development discussed above.

     Direct commission expense. TRM's direct commission expense rate was 14.3% for the first quarter of 2005 compared to 14.6% for the first quarter of 2004. This was due to the mix of premiums produced for the middle market program and the small business overflow program. The middle market program increased 67% and the small business overflow program increased 59%. The middle market program has a lower commission rate than the small business overflow program.

     Other insurance services expenses. The amount of reimbursement for underwriting expenses by TRM to TICNY in the first quarter of 2005 was $0.5 million as compared to $0.3 million in the first quarter of 2004. The increase resulted from the increase in premiums produced.

     Claims expense reimbursement. The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY in the first quarter of 2005 was $1.1 million as compared to $0.8 million in the first quarter of 2004 due to an increase in the number of claims handled.

     Pre-tax income. Pre-tax income in the first quarter of 2005 increased by 120.3% to $1.0 million as compared to $0.5 million in the first quarter of 2004. The increase was due to a 73.3% increase in direct commission revenue as a result of an increase in premiums placed with issuing carriers and additional commission revenue of $491,000 resulting from favorable loss development on the premiums produced. This increase was partially offset by a 33.8% increase in expenses for the first quarter of 2005 compared to the same period in 2004.

Liquidity and Capital Resources

     Cash flows. For the three months ended March 31, 2005 net cash provided by operating activities was $28.3 million compared to $27.3 million for the same period in 2004. The increase in net cash provided by operations for the three months ended March 31, 2005 resulted from an increase in collected premiums as a result of the growth in gross premiums and the reduction in the quota share reinsurance ceding percentage to 25.0% in 2005 from 60.0% in 2004. The $27.3 million increase in net cash provided by operations in the first quarter of 2004 was significantly impacted by an increase in funds withheld as collateral for reinsurance recoverables of $11.3 million and the collection of $15.7 million of cash for cancelled reinsurance.

     Cash flow needs at the holding company level are primarily for dividends to our stockholders and interest payments on our $47.4 million of subordinated debentures. The holding company receives cash from dividends from subsidiaries, long-term borrowings and issuance of equity securities.

     The operating subsidiaries' primary sources of cash are net premiums received, commission and fee income, net investment income and proceeds from the sale and redemption of both equity and fixed-maturity investments. Cash is used to pay claims, commissions and operating expenses, to purchase investments and to pay dividends to the holding company. TICNY is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. As of March 31, 2005, the maximum amount of distributions that TICNY could pay to its parent without approval of the New York Insurance Department was $2.7 million.

Investments

     The investment portfolio provides a high degree of liquidity since it is comprised of readily marketable equity, fixed income and short-term securities. We classify investments in fixed maturity securities as available for sale and report these securities at estimated fair values based on quoted market prices or a recognized pricing service. Changes in unrealized gains and losses on these securities are reported as a separate component of comprehensive net income and accumulated unrealized gains and losses are reported as a component of accumulated other comprehensive net income in stockholders' equity, net of deferred taxes. Realized gains and losses are charged or credited to income in the period in which they are realized.

     The aggregate fair market value of our invested assets as of March 31, 2005 was $283.1 million. Our fixed maturity securities as of this date had a fair market value of $251.9 million and an amortized cost of $255.0 million. The equity securities had a fair value and cost of $29.7 million.

     During the three months ended March 31, 2005, we reallocated a portion of the taxable fixed income portfolio to higher yielding securities. Accordingly, purchases in this quarter included approximately $9.0 million in "BB" rated mortgage backed securities, $10.0 million of mortgage REIT funds, of which $5.0 million were a private mortgage REIT and $5.0 million were in publicly traded funds, and $18.0 million of a short duration floating-rate asset backed fund. As a result of the investment activity during this quarter, the taxable equivalent book yield increased to 5.1% from 4.4% at December 31, 2004. We also reallocated approximately $2.0 million of common stock to a higher dividend yielding stock fund. The mortgage REIT funds and the floating rate asset backed fund are classified as equity investments resulting in an increase in equity securities to $29.7 million from $2.5 million at December 31, 2004.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Market risk relates to changes in the value of financial instruments that arise from adverse movements in factors such as interest rates and equity prices. We are exposed mainly to changes in interest rates that affect the fair value of our investment in securities.

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

     For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of March 31, 2005.

     The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of March 31, 2005:


                                     Estimated Increase     Estimated Percentage
                                  (Decrease) in Fair Value   Increase (Decrease)
     Change in Interest Rate          ($ in thousands)          in Fair Value
     ---------------------------  ------------------------  --------------------
     300 basis point rise                  (34,538)                (13.7%)
     200 basis rise                        (23,537)                 (9.3%)
     100 basis rise                        (11,961)                 (4.7%)
     As of March 31, 2005                       --                   0.0%
     50 basis point decline                  5,926                   2.4%
     100 basis point decline                11,665                   4.6%

     The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $12.0 million or 4.7% based on a 100 basis point increase in interest rates as of March 31, 2005. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities, which constituted approximately 89.0% of our total invested assets as of March 31, 2005.


Item 4.  Controls and Procedures

     Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



Part II - OTHER INFORMATION


Item 6.  Exhibits

   31.1 Chief Executive Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

   31.2 Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

   32 Chief Executive Officer and Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

     Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                Tower Group, Inc.
                                           ----------------------------
                                                   Registrant





     Date: May 9, 2005                      /s/    Michael H. Lee
           --------------------            -------------------------------------
                                                   Michael H. Lee
                                               Chairman of the Board,
                                           President and Chief Executive Officer





     Date: May 9, 2005                      /s/    Francis M. Colalucci
           --------------------            -------------------------------------
                                                   Francis M. Colalucci
                                                  Senior Vice President,
                                           Chief Financial Officer and Treasurer