Form 10-Q
period 2005-06-20
Tower Group, Inc.
filed 2005-08-12
CIK 1289592

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PERSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended
     June 30, 2005


[ ]  TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________


Commission file no. 000-50990

                                TOWER GROUP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                 13-3894120
--------------------------------         -----------------------------------
(State or other jurisdiction of         (I.R.S.Employer Identification No.)
incorporation or organization)



           120 BROADWAY, 14TH FLOOR
                 NEW YORK, NY                                   10271
----------------------------------------------               ----------
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

                                 Yes [ ] No [X]

The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2005 (based on the closing price on the Nasdaq National Market) on such date was approximately $264,037,653.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,757,864 shares of common stock, par value $0.01 per share, as of August 8, 2005.

                                      INDEX






                                                                                            PAGE

PART I       FINANCIAL INFORMATION

Item 1. Financial statements

        Consolidated Balance Sheets - June 30, 2005 (unaudited) and December 31, 2004         1


        Consolidated Statements of Income and Comprehensive Net Income
        - Three months ended June 30, 2005 and 2004 (unaudited)                               2
        - Six months ended June 30, 2005 and 2004 (unaudited)                                 2


        Consolidated Statements of Cash Flows
        - Three months ended June 30, 2005 and 2004 (unaudited)                               3
        - Six months ended June 30, 2005 and 2004 (unaudited)                                 3



        Notes to Consolidated Financial Statements (unaudited)                                4


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                  10


Item 3. Quantitative and Qualitative Disclosures About Market Risk                           23


Item 4. Controls and Procedures                                                              24



PART II OTHER INFORMATION


Item 6. Exhibits                                                                             24


SIGNATURES                                                                                   25

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                                TOWER GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                     (Unaudited)
                                                                    JUNE 30, 2005      DECEMBER 31, 2004
                                                                 --------------------  -----------------
                                                                    ($ in thousands, except par value
                                                                             and share amounts)
ASSETS
Fixed-maturity securities, available-for-sale, at fair value
   (amortized cost $266,543 in 2005 and $223,562 in 2004)                $ 267,961          $ 224,523
Equity securities, at fair value (cost $30,083 in 2005
    $1,827 in 2004)                                                         30,396              2,485
Common trust securities - statutory business trusts, equity method           1,426              1,426
                                                                         ---------          ---------
      TOTAL INVESTMENTS                                                    299,783            228,434
Cash and cash equivalents                                                   44,692             55,201
Investment income receivable                                                 2,743              1,975
Agents' balances receivable                                                 41,022             33,473
Assumed premiums receivable                                                  1,054              1,197
Ceding commission receivable                                                 8,727              8,329
Reinsurance recoverable                                                    100,391            101,173
Receivable - claims paid by agency                                           2,976              1,622
Prepaid reinsurance premiums                                                39,200             28,391
Deferred acquisition costs net of deferred ceding commission revenue        25,414             18,740
Federal income taxes and state taxes recoverable                              --                1,975
Intangible assets                                                            5,902              4,978
Fixed assets, net of accumulated depreciation                                6,667              5,420
Other assets                                                                 3,449              3,239
                                                                         ---------          ---------
      TOTAL ASSETS                                                       $ 582,020          $ 494,147
                                                                         =========          =========

LIABILITIES
Loss and loss adjustment expenses                                        $ 155,858          $ 128,722
Unearned premium                                                           143,251             95,505
Reinsurance balances payable                                                17,769              2,735
Payable to issuing carriers                                                 12,265             18,652
Funds held as agent                                                            776                785
Funds held under reinsurance agreements                                     52,019             54,152
Accounts payable and accrued expenses                                        8,283             12,410
Checks outstanding                                                           2,901              2,726
Payable for securities                                                       2,784               --
Federal income taxes and state taxes payable                                 1,180               --
Deferred income taxes                                                           81              1,587
Subordinated debentures                                                     47,426             47,426
                                                                         ---------          ---------
     TOTAL LIABILITIES                                                     444,593            364,700
                                                                         ---------          ---------

STOCKHOLDERS' EQUITY
Common stock ($0.01 par value per share; 40,000,000 shares authorized;
   19,847,303 and 19,826,135 shares issued in 2005 and 2004)                   198                198
Paid-in-capital                                                            112,604            112,375
Accumulated other comprehensive net income                                   1,125              1,052
Retained earnings                                                           25,729             18,224
Unearned compensation - restricted stock                                    (1,731)            (1,908)
Treasury stock (89,439 shares in 2005 and 88,967 in 2004)                     (498)              (494)
                                                                         ---------          ---------
     TOTAL STOCKHOLDERS' EQUITY                                            137,427            129,447
                                                                         ---------          ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 582,020          $ 494,147
                                                                         =========          =========



         See accompanying notes to the consolidated financial statements

                                TOWER GROUP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME AND
                            COMPREHENSIVE NET INCOME
                                   (Unaudited)

                                                               Three Months Ended            Six Months Ended
                                                                   June 30,                      June 30,
                                                        ----------------------------    ----------------------------
                                                             2005           2004            2005            2004
                                                        ------------   -------------    ------------    ------------
                                                           ($ in thousands, except share and per share amounts)
Revenues
     Net premiums earned                                $     37,591    $      9,515    $     67,609    $     17,445
     Ceding commission revenue                                 5,330          10,750          11,176          21,051
     Insurance services revenue                                3,342           4,681           7,123           7,205
     Net investment income                                     3,733           1,099           6,348           1,863
     Net realized gains on investments                            20             (13)            229              (2)
     Policy billing fees                                         236             158             437             332
                                                        ------------    ------------    ------------    ------------
        Total revenues                                        50,252          26,190          92,922          47,894
                                                        ------------    ------------    ------------    ------------
Expenses
    Loss and loss adjustment expenses                         22,013           5,892          40,075          10,909
    Direct commission expense                                 10,669           8,568          19,461          15,654
    Other operating expenses                                   9,280           7,727          18,197          14,504
    Interest expense                                           1,106             724           2,271           1,375
                                                        ------------    ------------    ------------    ------------
        Total expenses                                        43,068          22,911          80,004          42,442
                                                        ------------    ------------    ------------    ------------
    Income before income taxes                                 7,184           3,279          12,918           5,452
    Income tax expense                                         2,419           1,280           4,436           2,131
                                                        ------------    ------------    ------------    ------------
        Net income                                      $      4,765    $      1,999    $      8,482    $      3,321
                                                        ============    ============    ============    ============
Comprehensive Net Income
    Net income                                          $      4,765    $      1,999    $      8,482    $      3,321
    Other comprehensive income:
        Gross unrealized investment holding gains
           (losses)
            arising during period                              4,827          (3,191)            341          (2,244)
        Less: reclassification adjustment for gains
           included in net income                                (20)             13            (229)              2
                                                        ------------    ------------    ------------    ------------
                                                               4,807          (3,178)            112          (2,242)
        Income tax benefit (expense) related to items
           of other comprehensive income                      (1,683)          1,080             (39)            762
                                                        ------------    ------------    ------------    ------------
        Total other comprehensive net  income (loss)           3,124          (2,098)             73          (1,480)
                                                        ------------    ------------    ------------    ------------
           Comprehensive Net Income                     $      7,889    $        (99)   $      8,555    $      1,841
                                                        ============    ============    ============    ============
Earnings Per Share

    Basic earnings per common share                     $       0.24    $       0.45    $       0.43    $       0.75
    Diluted earnings per common share                   $       0.24    $       0.35            0.42    $       0.58

Weighted Average Common Shares Outstanding:
        Basic                                             19,555,327       4,407,434      19,538,219       4,407,434
        Diluted                                           20,108,917       5,819,870      20,093,198       5,772,977

         See accompanying notes to the consolidated financial statements

                                TOWER GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended       Six Months Ended
                                                            June 30,                 June 30,
                                                       --------------------    --------------------
                                                          2005       2004        2005        2004
                                                                     ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $  4,765    $  1,999    $  8,482    $  3,321
   Adjustments to reconcile net income to net cash
   provided by
     (used in) operations:
     Gain on sale of investments                            (20)         13        (229)          2
     Depreciation                                           609         467       1,172         898
     Amortization of intangible assets                      111        --           222        --
     Amortization of bond premium or discount               185          27         473          73
     Amortization of debt issuance costs                     11          13          20          26
     Amortization of restricted stock                       150        --           322        --
     Deferred income taxes                               (1,121)        415      (1,545)        564
(Increase) decrease in assets:
     Investment income receivable                          (294)       (322)       (768)       (430)
     Agents' balances receivable                         (6,896)     (8,184)     (7,549)     (5,288)
     Assumed premiums receivable                             90        (252)        143         (17)
     Receivable for cancelled reinsurance                  --          --          --        15,748
     Ceding commissions receivable                         --          (436)       (398)       (436)
     Reinsurance recoverable                               (662)     (7,521)       (572)    (15,322)
     Prepaid reinsurance premiums                        (7,353)       (948)    (10,809)      3,241
     Deferred acquisition costs, net                     (3,191)     (1,627)     (6,674)     (3,679)
     Intangible assets                                       26        --        (1,146)       --
     Other assets                                           406        (524)       (223)     (1,271)
Increase (decrease) in liabilities:
     Loss and loss adjustment expenses                   15,340       7,878      27,136      16,032
     Unearned premium                                    28,945       7,926      47,746      10,596
     Checks outstanding                                     207         933         175       1,882
     Reinsurance balances payable                         8,902       1,758      15,034      (3,106)
     Payable to issuing carriers                         (3,205)      8,074      (6,387)      4,774
     Accounts payable and accrued expenses               (2,958)        250      (4,127)     (1,807)
     Federal and state income taxes payable                 721          10       3,155         133
     Funds held under reinsurance agreements             (1,549)      9,314      (2,142)     20,570
     Deferred compensation liability                       --          (987)       --          (964)
                                                       --------    --------    ---------   ---------
Net cash flows provided by operations                    33,219      18,276      61,511      45,540
                                                       --------    --------    ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                 (1,657)       (424)     (2,420)     (1,571)
Purchases of investments:
     Fixed-maturity securities                          (32,233)    (35,210)    (74,860)    (53,530)
     Equity securities                                     (403)       --       (29,971)       --
Sale of investments:
     Fixed-maturity securities                           22,067       6,048      34,156       9,170
     Equity securities                                     --          --         1,972        --
                                                       --------    --------    ---------   ---------
Net cash flows used in investing activities             (12,226)    (29,586)    (71,123)    (45,931)
                                                       --------    --------    ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of redeemable preferred stock                 --          --          --        (1,500)
   Repayment of long-term debt -- CIT                      --          (225)       --          (413)
   Increase in notes receivable from related parties       --           (14)       --           (25)
   Dividends paid                                          (489)       (167)       (977)       (327)
   Exercise of stock options                                 58        --            80        --
                                                       --------    --------    ---------   ---------
   Net cash flows used in financing activities             (431)       (406)       (897)     (2,265)
                                                       --------    --------    ---------   ---------
   Increase (decrease) in cash and cash equivalents      20,562     (11,716)    (10,509)     (2,656)
   Cash and cash equivalents, beginning of period        24,130      39,399      55,201      30,339
                                                       --------    --------    ---------   ---------
   CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 44,692    $ 27,683    $ 44,692    $ 27,683
                                                       ========    ========    =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for income taxes                          $  2,509    $  1,011    $  2,710    $  1,522
   Cash paid for interest                              $    848    $    436    $  1,652    $    830



         See accompanying notes to the consolidated financial statements

                                TOWER GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the information and disclosures required by generally accepted accounting principles ("GAAP") in the Unites States of America. These statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2004 and notes thereto included in the Company's Annual Report on Form 10-K filed on March 22, 2005. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company's financial position and results of operations. The results of operations for the three months and six months ended June 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities required by GAAP. All significant inter-company balances have been eliminated. Business segment results are presented net of all material inter-segment transactions.


PURCHASE OF SHELL COMPANY AND INTANGIBLE ASSETS

     On March 25, 2005, Tower Group, Inc. closed on its purchase of the outstanding common stock of a shell insurance company, North American Lumber Insurance Company ("NALIC"), that was renamed Tower National Insurance Company. The purchase price was for $1,050,000 and included nine active state licenses and two inactive state licenses. The nine active states are New Jersey, Connecticut, Massachusetts, Rhode Island, Vermont, Maryland, Delaware, South Carolina and Wisconsin. The two inactive states are Pennsylvania and Maine. The inactive state licenses have an additional contingent purchase price of $75,000 per state payable upon license reactivation within one year of the closing. Prior to the closing, all liabilities and assets (other than insurance licenses) of Tower National Insurance Company were transferred to a liquidating trust. The Company capitalized this purchase as an intangible asset related to state licenses with an indefinite life subject to annual impairment testing. The amount capitalized was $1,147,000 and included the purchase price, legal fees and a broker's fee. As of June 30, 2005, Tower National Insurance Company was authorized to write business in the Commonwealth of Massachusetts.


INVESTMENTS

     Segregated assets in trust accounts associated with reinsurance agreements amounted to $52.3 million as of June 30, 2005 and are included in invested assets. Additionally, securities with a fair value of $0.7 million were on deposit with state regulatory authorities as required by law as of June 30, 2005.


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

     The components of intangible assets are summarized as follows:

                                   Accumulated
                                   Initial Balance         Amortization              Net
                                  ----------------      ----------------        --------------
                                                        ($ in Thousands)
     June 30, 2005:
     Renewal rights                   $     1,250           $     (143)          $      1,107
     Agency force                           3,750                 (102)                 3,648
     Insurance licenses                     1,147                    --                 1,147
                                      -----------           -----------          ------------
                                      $     6,147           $     (245)          $      5,902
                                      ===========           ===========          ============

DIVIDENDS DECLARED

     Dividends declared by the Company on common stock for the three months ended June 30, 2005 were $489,000 or $0.025 per share and for the six months ended June 30, 2005 were $978,000 or $0.050 per share.

     For the three months ended June 30, 2004, the dividends declared on Class A common stock were $75,000 or $0.0379 per share and the dividends declared on Class B common stock were $92,000 or $0.0379 per share. For the six months ended June 30, 2004, the dividends declared on class A common stock were $150,000 or $0.0758 per share and dividends declared on class B common stock were $184,000 or $0.0763 per share.


EARNINGS PER SHARE

     The following table shows the computation of the Company's earnings per share:


                                                       Income              Shares             Per Share
                                                    (Numerator)         (Denominator)           Amount
                                                   --------------    -----------------      -------------
                                                    ($ in Thousands, Except Shares and Per Share Amounts)
   THREE MONTHS ENDED
   JUNE 30, 2005
   Net Income                                       $      4,765
                                                    ------------     ---------------
   Basic earnings per share                                4,765          19,555,327          $    0.24
                                                    ------------     ---------------          =========
   Effect of dilutive securities:
       Stock options                                          --             292,532
       Unvested restricted stock                              --             198,355
       Warrants                                               --              62,703
                                                    ------------     ---------------
   Diluted earnings per share                       $      4,765          20,108,917          $    0.24
                                                    ============     ===============          =========

   THREE MONTHS ENDED
   JUNE 30, 2004
   Net Income                                       $      1,999
                                                    ------------     ---------------
   Basic earnings per share                                1,999           4,407,434          $    0.45
                                                    ------------     ---------------          =========
   Effect of dilutive securities:
       Stock options                                          --             268,650
       Restricted stock                                       --              93,787
       Warrants                                               21           1,049,999
                                                    ------------     ---------------          ==========
   Diluted earnings per share                       $      2,020           5,819,870          $    0.35
                                                    ============     ===============          ==========


                                                       Income              Shares             Per Share
                                                    (Numerator)         (Denominator)           Amount
                                                 ----------------    -----------------     -------------
                                                    ($ in thousands, except shares and per share amounts)
   SIX MONTHS ENDED
   JUNE 30, 2005
   Net Income                                       $      8,482
                                                    ------------     ---------------
   Basic earnings per share                                8,482          19,538,219          $       0.43
                                                    ------------     ---------------          ============
   Effect of dilutive securities:
       Stock options                                          --             288,913
       Unvested restricted stock                              --             207,464
       Warrants                                               --              58,602
                                                    ------------     ---------------
   Diluted earnings per share                       $      8,482          20,093,198          $       0.42
                                                    ============     ===============          ============

   SIX MONTHS ENDED
   JUNE 30, 2004
   Net Income                                       $      3,321
                                                    ------------     ---------------
   Basic earnings per share                                3,321           4,407,434          $       0.75
                                                    ------------     ---------------          ============
   Effect of dilutive securities:
       Stock options                                          --             268,650
       Restricted stock                                       --              46,894
       Warrants                                               42           1,049,999
                                                    ------------     ---------------
   Diluted earnings per share                       $      3,363           5,772,977          $       0.58
                                                    ============     ===============          ============



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

     In December 2004, the Financial Accounting Standards Board issued the revised statement SFAS 123-R, an amendment to SFAS 123, which suspends APB 25 and requires that the cost of share-based payment transactions be recognized in the financial statements after the fiscal quarter beginning after June 15, 2005. The intended adoption by the Company of SFAS 123-R has been postponed to January 2006 per the Securities and Exchange Commission's rule amendment promulgated April 14, 2005, that allows calendar year-end companies to elect to implement SFAS 123-R at the start of their next fiscal year begining after June 15, 2005. The implementation of SFAS 123-R is not expected to have a material impact on the Company's financial position or results of operations.

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

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                     2005              2004               2005             2004
                                                 -------------     -------------      ------------     ------------
                                                        ($ in thousands, except shares and per share amounts)
Net income                                       $      4,765      $       1,999      $      8,482     $     3,321
Deduct total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of
  related tax effects                                     (15)                --               (31)              --
                                                 -------------     -------------      ------------    -------------
Net income, pro-forma                            $       4,750     $       1,999      $      8,451    $       3,321

EARNINGS PER SHARE
Basic - as reported                              $        0.24     $        0.45      $       0.43    $        0.75
                                                 =============     =============      ============    =============
Basic - pro-forma                                $        0.24     $        0.45      $       0.43    $        0.75
                                                 =============     =============      ============    =============
Diluted - as reported                            $        0.24     $        0.35      $       0.42    $        0.58
                                                 =============     =============      ============    =============
Diluted - pro-forma                              $        0.24     $        0.35      $       0.42    $        0.58
                                                 =============     =============      ============    =============
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic                                               19,555,327         4,407,434        19,538,219        4,407,434
Diluted                                             20,108,917         5,819,870        20,093,198        5,772,977

During the second quarter of 2005, the Company issued 6,420 new shares as the result of employee stock option exercises and 5,248 new shares for its April 1, 2005 restricted stock grants to its four independent Directors. For the six months ended June 30, 2005, the Company issued 9,920 new shares as the result of employee stock option exercises and 11,248 new shares for its restricted stock grants for one senior officer and for its four independent Directors.


The Company incurred unearned compensation restricted stock amortization expense of $98,000 net of tax for the three months ended June 30, 2005 and $209,000 net of tax for the six months ended June 30, 2005 which has been included in reported net income for the second quarter of 2005 and the six months ended June 30, 2005.





CHANGES IN ESTIMATES

     TICNY has recorded favorable development in its net losses from prior accident years of $112,000 and $92,000 in the second quarter of 2005 and in the six months ended June 30, 2005, respectively, compared to $48,000 of favorable development in the second quarter of 2004 and none for the six months ended June 30, 2004. TICNY's changes in estimated sliding scale commission resulted in reductions in ceding commission revenue of $768,000 and $719,000 in the second quarter of 2005 and for the six months ended June 30, 2005, respectively, compared to none in the second quarter of 2004 and the six months ended June 30, 2004. TRM's changes in estimated sliding scale commission are a reduction in direct commission revenue of $113,000 in the second quarter of 2005 and an increase in commission revenue of $378,000 in the six months ended June 30, 2005, respectively, compared to none in the second quarter of 2004 and the six months ended June 30, 2004.


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

     Business Segments results are as follows:



                                        Three Months Ended   Six Months Ended
                                               June 30,         June 30,
                                        -------------------  ----------------
                                           2005      2004     2005     2004
INSURANCE SEGMENT INFORMATION                     ($ in thousands)
REVENUES
Net premiums earned                     $37,194   $ 9,247   $66,827   $16,945
Ceding commission revenue                 5,330    10,750    11,176    21,051
Policy billing fees                         230       158       426       332
                                        -------   -------   -------   -------
    Total revenues                       42,754    20,155    78,429    38,328
                                        -------   -------   -------   -------
EXPENSES
Net loss and loss adjustment expenses    21,797     5,801    39,577    10,609
Underwriting expenses                    16,868    11,766    31,362    23,528
                                        -------   -------   -------   -------
    Total expenses                       38,665    17,567    70,939    34,137
                                        -------   -------   -------   -------
Underwriting profit                     $ 4,089   $ 2,588   $ 7,490   $ 4,191
                                        =======   =======   =======   =======

REINSURANCE SEGMENT
REVENUES
Net premiums earned                     $   397   $   268   $   782   $   500
                                        -------   -------   -------   -------
Ceding commission revenue                  --        --        --        --
                                        -------   -------   -------   -------
    Total revenues                      $   397   $   268   $   782   $   500
                                        -------   -------   -------   -------
EXPENSES
Net loss and loss adjustment expenses       216        91       498       300
Underwriting expenses                        37       110        84       131
                                        -------   -------   -------   -------
    Total expenses                          253       201       582       431
                                        -------   -------   -------   -------
Underwriting Profit                     $   144   $    67   $   200   $    69
                                        =======   =======   =======   =======
INSURANCE SERVICES SEGMENT
REVENUES
Direct commission revenue from          $ 2,166   $ 3,595   $ 4,691   $ 5,052
managing general agency
Claims administration revenue             1,097       846     2,150     1,715
Reinsurance intermediary fees                79       240       282       438
Policy billing fees                           6      --          11      --
                                        -------   -------   -------   -------
    Total revenues                      $ 3,348   $ 4,681   $ 7,134   $ 7,205
                                        -------   -------   -------   -------
EXPENSES
Direct commissions expense paid to        1,174     2,487     2,385     3,437
producers
Other insurance services expenses           455     1,061       940     1,361
Claims expense reimbursement to TICNY     1,091       840     2,141     1,642
                                        -------   -------   -------   -------
    Total expenses                        2,720     4,388     5,466     6,440
                                        -------   -------   -------   -------
Insurance Services Pre-tax Income       $   628   $   293   $ 1,668   $   765
                                        =======   =======   =======   =======

     Underwriting expenses in the insurance segment are net of expense reimbursements that are made by the insurance services segment pursuant to an expense sharing agreement between TRM and TICNY. In accordance with the terms of this agreement, TRM reimburses TICNY for a portion of TICNY's underwriting and other expenses resulting from TRM's use of TICNY's personnel, facilities and equipment in underwriting insurance on behalf of TRM's issuing companies. The reimbursement for underwriting and other expenses is calculated as a minimum reimbursement of 5% of the premiums produced by TRM and is adjustable according to the terms of the agreement based on the number of policies in force and additional expenses that may be incurred by TRM.

The amount of this reimbursement was $455,000 and $1,061,000 for the three months ended June 30, 2005 and June 30, 2004, respectively and $940,000 and $1,361,000 for the six months ended June 30, 2005 and June 30, 2004, respectively. TRM also reimburses TICNY, at cost, for claims administration expenses pursuant to the terms of this expense sharing agreement. Claims expenses reimbursed by TRM were $1,091,000 and $840,000 for the three months ended June 30, 2005 and June 30, 2004, respectively and $2,141,000 and $1,642,000 for the six months ended June 30, 2005 and June 30, 2004 respectively.





The following table reconciles revenue by segment to consolidated revenue:


                                           Three Months Ended      Six Months Ended
                                                June 30,                 June 30,
                                         ---------------------   ---------------------
                                           2005        2004        2005       2004
                                         ---------------------   ---------------------
                                                         ($ in thousands)
RECONCILIATION
REVENUES
Insurance segment                        $ 42,754    $ 20,155    $ 78,429    $ 38,328
Reinsurance segment                           397         268         782         500
Insurance services segment                  3,348       4,681       7,134       7,205
                                         --------    --------    --------    --------
Total segment revenue                      46,499      25,104      86,345      46,033
Investment income                           3,733       1,099       6,348       1,863
Realized capital gains/(losses)                20         (13)        229          (2)
                                         --------    --------    --------    --------
Consolidated revenues                    $ 50,252    $ 26,190    $ 92,922    $ 47,894
                                         ========    ========    ========    ========


     The following table reconciles the results of the Company's individual segments to consolidated income before taxes:



                                           Three Months Ended      Six Months Ended
                                               June 30,                 June 30,
                                         ---------------------   ---------------------
                                           2005        2004        2005       2004
                                         ---------------------   ---------------------
                                                         ($ in thousands)
Insurance segment underwriting profit    $  4,089    $  2,588    $  7,490    $  4,191
Reinsurance segment underwriting profit       144          67         200          69
                                         --------    --------    --------    --------
Total underwriting profit                   4,233       2,655       7,690       4,260
Insurance services segment pre-tax income     628         293       1,668         765
Net investment income                       3,733       1,099       6,348       1,863
Net realized investment gains/(losses)         20         (13)        229          (2)
Corporate expenses                           (324)        (31)       (746)        (59)
Interest expense                           (1,106)       (724)     (2,271)     (1,375)
                                         --------    --------    --------    --------
Income before taxes                      $  7,184    $  3,279    $ 12,918    $  5,452
                                         ========    ========    ========    ========


SUBSEQUENT EVENTS

     Like many other insurance companies, the Company received an inquiry from the New York Insurance Department on April 15, 2005 relating to risk transfer under its 2004 quota share reinsurance agreement effective January 1, 2004. The Company provided information in response to this inquiry and on August 8, 2005 the New York Insurance Department concluded that, based upon its review of the additional information provided by the Company, the 2004 quota share treaty complies with the risk transfer provisions.

     The Company received a request dated April 25, 2005 from Friedman, Billings, Ramsey Group, Inc. to file a registration statement under the Securities Act of 1933 to register the resale of the 500,000 shares purchased by it in the private placement that was effected concurrently with the initial public offering. The Company is in the process of preparing this registration statement.

     On August 5, 2005, the Company's Board of Directors approved a quarterly dividend of $0.025 per share payable September 27, 2005 to stockholders of record as of September 15, 2005.

     On August 5, 2005,following its shell acquisition strategy, the Company, Inc. announced its execution of an agreement to acquire MIIX Insurance Company of New York ("MIIX"), an insurance company with licenses in New York and New Jersey. Closing of the transaction is expected to occur by year end and is contingent upon a variety of conditions including approval of the transaction by the New York State Insurance Department. In the event of closing, the Company will pay $225,000 in cash at closing as well as an amount equal to MIIX's statutory surplus which was approximately $7.8 million as of December 31, 2004. MIIX has no net liabilities for insurance losses. MIIX's assets consist of U.S. Treasuries and cash.

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

     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

    o ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;
    o developments that may delay or limit our ability to enter new markets as quickly as we anticipate;
    o increased competition on the basis of pricing, capacity, coverage terms or other factors;
    o greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;
    o   the effects of acts of terrorism or war;
    o developments in the world's financial and capital markets that adversely affect the performance of our investments;
    o changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;
    o changes in the level of demand for our insurance and reinsurance products and services, including new products and services;
    o changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;
    o changes in the percentage of our premiums written that we ceded to reinsurers;
    o loss of the services of any of our executive officers or other key personnel;
    o   the effects of mergers, acquisitions and divestitures;
    o   changes in rating agency policies or practices;
    o   changes in legal theories of liability under our insurance policies;
    o   changes in accounting policies or practices; and
    o changes in general economic conditions, including inflation, interest rates and other factors.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

CONSOLIDATED RESULTS OF OPERATIONS

                                      Three Months Ended         Six Months Ended
                                          June 30,                   June 30,
                                  -----------------------    ------------------------
                                     2005          2004         2005           2004
                                  ---------    ----------     ---------     ---------
                                                 ($ in thousands)
REVENUES
EARNED PREMIUMS
Gross premiums earned             $  55,060     $  35,922     $ 100,928     $  73,264
Less: ceded premiums earned         (17,469)      (26,407)      (33,319)      (55,819)
                                  ---------     ---------     ---------     ---------
Net premiums earned                  37,591         9,515        67,609        17,445
                                  ---------     ---------     ---------     ---------
Total commission and fee income       8,908        15,589        18,736        28,588
Net investment income                 3,733         1,099         6,348         1,863
Net realized investment gains            20           (13)          229            (2)
                                  ---------     ---------     ---------     ---------
Total revenues                       50,252        26,190        92,922        47,894
                                  ---------     ---------     ---------     ---------

EXPENSES
Net loss and loss adjustment         22,013         5,892        40,075        10,909
expenses
Operating expenses                   19,949        16,295        37,658        30,158
Interest expenses                     1,106           724         2,271         1,375
                                  ---------     ---------     ---------     ---------
Total expenses                       43,068        22,911        80,004        42,442
                                  ---------     ---------     ---------     ---------
Income before taxes                   7,184         3,279        12,918         5,452
Federal and state income taxes        2,419         1,280         4,436         2,131
                                  ---------     ---------     ---------     ---------
NET INCOME                        $   4,765     $   1,999     $   8,482     $   3,321
                                  =========     =========     =========     =========
KEY MEASURES

RETURN ON AVERAGE EQUITY               14.3%         54.4%         12.7%         48.1%
                                  =========     =========     =========     =========


CONSOLIDATED RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2005 AND 2004

     TOTAL REVENUES. Total revenues increased by 91.9 % to $50.3 million for the three months ended June 30, 2005 compared to $26.2 million for the same period in 2004. The increase is primarily due to the increase in net premiums earned and net investment income. Net earned premiums represented 74.8% of total revenues for the three months ended June 30, 2005 compared to 36.3% for the same period in 2004. Net investment income, excluding realized capital gains, represented 7.4% and 4.2% of total revenues for the three months ended June 30, 2005 and, 2004, respectively. These increases were partially offset by lower total commission and fee income for the three months ended June 30, 2005 of $8.9 million, or 17.7% of total revenue, compared to $15.6 million, or 59.5% of total revenue, for the same period in 2004.

     PREMIUMS EARNED. Net premiums earned increased by 295.1% to $37.6 million for the three months ended June 30, 2005 compared to $9.5 million for the same period in 2004. The increase in net premiums earned was due to the overall increase in gross premiums written in the second quarter of 2005, and our decision to reduce the ceding percentage under our quota share reinsurance agreement to 25% in the second quarter of 2005, compared to 60% in the second quarter of 2004, due to the increased capitalization of TICNY in the fourth quarter of 2004. In addition, net premiums earned in the second quarter of 2005 included $3.7 million from the $13.1 million of unearned premiums as of December 31, 2004 that would have been ceded to Converium Reinsurance (North America) Inc. absent the 2004 novation. See "Insurance Segment Results of Operations" and "Reinsurance Segment Results of Operations" for further discussion of premiums.

     COMMISSION AND FEE INCOME. Total commission and fee income decreased by 42.9% to $8.9 million in the second quarter of 2005 compared to $15.6 million in the second quarter of 2004. This was due principally to a 50.4% decrease in ceding commission revenue in the second quarter of 2005 as a result of our decision to reduce the ceding percentage under our quota share reinsurance agreement to 25% in the second quarter of 2005 compared to 60% in the second quarter of 2004. In the second quarter of 2005, the change in estimated sliding scale commission in both the Insurance Segment and the Insurance Services Segment resulted in a reduction of $881,000 in commission and fee income and none for the same period in 2004.

     NET INVESTMENT INCOME AND REALIZED GAINS. Net investment income increased by 239.7% to $3.7 million for the three months ended June 30, 2005 compared to $1.1 million for the same period in 2004. This resulted from an increase in invested assets to $298.4 million as of June 30, 2005 compared to $102.6 million as of June 30, 2004, excluding our investments in statutory business trusts underlying our trust preferred securities. The increase in invested assets in the second quarter of 2005 resulted from net cash flow provided by operations. Additionally, invested assets increased over 2004 as a result of the issuance of $26.8 million of subordinated debentures underlying trust preferred securities in December 2004 and net proceeds of $107.8 million from our initial public offering ("IPO") and concurrent private placement in October 2004. On a tax equivalent basis, the yield was 5.1% as of June 30, 2005 and 4.8% as of June 30, 2004.

     Net realized capital gains were $20,000 for the three months ended June 30, 2005 compared to net realized capital losses of $13,000 for the same period in 2004. The increase in net realized capital gains was the result of the sale of corporate bonds from which the proceeds were reinvested in mortgage backed securities and tax exempt securities.

     There was no impact on net realized gains attributable to adjustments for other than temporary impairment of securities held during the three months ending June 30, 2005 and during the same period in 2004.

     LOSS AND LOSS ADJUSTMENT EXPENSES. Gross loss and loss adjustment expenses and the gross loss ratio for the insurance and reinsurance segments combined for the three months ended June 30, 2005 were $31.4 million and 57.1%, respectively, compared to $20.9 million and 58.2%, respectively, for the same period in 2004. The net loss ratio for the combined segments was 58.6% for the three months ended June 30, 2005 and 61.9% for the same period in 2004. The improvement in the net loss ratio in the second quarter of 2005 compared to the same period in 2004 was due primarily to the improvement in the net loss ratio in the insurance segment due to an increase in net premiums earned that reduced the effect of catastrophe reinsurance premiums on the net loss ratio. See "Insurance Segment Results of Operations" and "Reinsurance Segment Results of Operations" for further discussion.

     OPERATING EXPENSES. Operating expenses increased by 22.4% to $19.9 million for the three months ended June 30, 2005 from $16.3 million for the same period in 2004. The increase was due primarily to the increase in underwriting expenses resulting from the growth in premiums earned in TICNY, costs related to the OneBeacon transaction, including establishing two new offices in Long Island and Western New York, additional staffing and other corporate expenses incurred as a public company.

     INTEREST EXPENSE. Our interest expense increased for the three months ended June 30, 2005 to $1.1 million compared to $0.7 million for the same period in 2004. The increase resulted from an increase in interest expense of $0.5 million on subordinated debentures underlying our trust preferred securities issued in December 2004 for $26.8 million. This increase was offset by reductions of $0.1 million of interest expense on other borrowings and preferred stock repaid in the fourth quarter of 2004.

     INCOME TAX EXPENSE. Our income tax expense was $2.4 million for the three months ended June 30, 2005 compared to $1.3 million for the same period in 2004. The increased income tax expense was due primarily to the increase in income before income taxes. The effective income tax rate was 33.7% for the three months ending June 30, 2005 compared to 39.0% for the same period in 2004. The effective tax rate in 2005 was lower due to the benefit of tax-exempt interest income for the second quarter of 2005 of $0.9 million compared to $0.1 million in the same period for 2004.

     NET INCOME AND RETURN ON AVERAGE EQUITY. Our net income and annualized return on average equity was $4.8 million and 14.3%, respectively, for the three months ended June 30, 2005 compared to $2.0 million and 54.4%, respectively, for the same period in 2004. Although net income increased 138.4% in the second quarter of 2005 compared to the second quarter of 2004, the lower return on average equity resulted from the significant increase in average stockholders' equity as our IPO and concurrent private placement were completed in the fourth quarter of 2004. For the second quarter of 2005, the return was calculated by dividing annualized net income of $19.1 million by an average stockholders' equity of $133.6 million. For the second quarter of 2004, the return was calculated by dividing annualized net income of $8.0 million by an average stockholders' equity of $14.7 million.

     Consolidated Results of Operations Six Months Ended June 30, 2005 and 2004


     TOTAL REVENUES. Total revenues increased by 94.0% to $92.9 million for the six months ended June 30, 2005 compared to $47.9 million for the same period in 2004. The increase is primarily due to the increase in net premiums earned, net investment income and net realized investment gains. Net earned premiums represented 72.8% of total revenues for the six months ended June 30, 2005 compared to 36.4% for the same period in 2004. Net investment income, excluding realized capital gains, represented 6.8% and 3.9% of total revenues for the six months ended June 30, 2005 and June 30, 2004, respectively. These increases were partially offset by lower total commission and fee income for the six months ended June 30, 2005 of $18.7 million, or 20.2% of total revenue, compared to $28.6 million, or 59.7% of total revenue, for the same period in 2004.

     PREMIUMS EARNED. Net premiums earned increased by 287.6% to $67.6 million for the six months ended June 30, 2005 compared to $17.4 million for the same period in 2004. The increase in net premiums earned was due to the overall increase in gross premiums written through June 30, 2005 and our decision to reduce the ceding percentage under our quota share reinsurance agreement to 25% in the first six months of 2005 compared to 60% in the first six months of 2004 due to the increased capitalization of our insurance company in the fourth quarter of 2004. In addition, the net premiums earned in the first six months of 2005 included $9.2 million from the $13.1 million of unearned premiums as of December 31, 2004 that would have been ceded to Converium Reinsurance (North America) Inc. absent the 2004 novation. See "Insurance Segment Results of Operations" and "Reinsurance Segment Results of Operations" for further discussion of premiums.

     COMMISSION AND FEE INCOME. Total commission and fee income decreased by 34.5% to $18.7 million in the first six months of 2005 compared to $28.6 million in the first six months of 2004. This was due principally to a 46.9% decrease in ceding commission revenue in the first six months of 2005 as a result of our decision to reduce the ceding percentage under our quota share reinsurance agreement to 25% in the first six months of 2005 compared to 60% in the first six months of 2004. For the six months ended June 30, 2005, the change in estimated sliding scale commission in both the Insurance Segment and the Insurance Services Segment resulted in a net reduction of $341,000 of commission and fee income and none for the same period in 2004.

     NET INVESTMENT INCOME AND REALIZED GAINS. Net investment income increased by 240.7% to $6.3 million for the six months ended June 30, 2005 compared to $1.9 million for the same period in 2004. This resulted from an increase in invested assets to $298.4 million as of June 30, 2005 compared to $102.6 million as of June 30, 2004, excluding our investments in statutory business trusts underlying our trust preferred securities. Net cash flow provided by operations contributed to the $61.5 million increase in invested assets. Additionally, invested assets increased in 2005 as compared to 2004 from the issuance of $26.8 million of subordinated debentures and net proceeds of $107.8 million from our IPO and concurrent private placement in October 2004. On a tax equivalent basis, the yield was 5.1% as of June 30, 2005 and 4.8% as of June 30, 2004.

     Net realized capital gains were $229,000 in the first six months ended June 30, 2005 compared to net realized capital losses of $2,000 for the same period in 2004. The increase in net realized capital gains was the result of the sale of common stocks and corporate bonds from which the proceeds were reinvested into higher yielding securities.

     There was no impact on net realized gains attributable to adjustments for other than temporary impairment of securities held during the six months ending June 30, 2005 and during the same period in 2004.

     LOSS AND LOSS ADJUSTMENT EXPENSES. Gross loss and loss adjustment expenses and the gross loss ratio for the insurance and reinsurance segments combined for the six months ended June 30, 2005 were $57.5 million and 57.0%, respectively, compared to $42.4 million and 57.9%, respectively, for the same period in 2004. The net loss ratio for the combined segments was 59.3% for the six months ended June 30, 2005 and 62.5% for the same period in 2004. The improvement in the net loss ratio in the first six months of 2005 compared to the same period in 2004 was due primarily to the improvement in the net loss ratio in the insurance segment due to an increase in net premiums earned that reduced the effect of catastrophe reinsurance premiums on the net loss ratio. See "Insurance Segment Results of Operations" and "Reinsurance Segment Results of Operations" for further discussion.

     OPERATING EXPENSES. Operating expenses increased by 24.9% to $37.7 million for the six months ended June 30, 2005 from $30.2 million for the same period in 2004. The increase was due primarily to the increase in underwriting expenses resulting from the growth in premiums earned in TICNY, costs related to the OneBeacon transaction, including establishing two new offices in Long Island and Western New York, additional staffing and other corporate expenses incurred as a public company.

     INTEREST EXPENSE. Our interest expense increased for the six months ended June 30, 2005 to $2.3 million compared to $1.4 million for the same period in 2004. The increase resulted from an increase in interest expense of $0.9 million on subordinated debentures underlying our trust preferred securities issued in December 2004 for $26.8 million and $0.2 million as a result of crediting reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables. This increase was offset by reductions of $0.2 million of interest expense on other borrowings and preferred stock repaid in the fourth quarter of 2004.

     INCOME TAX EXPENSE. Our income tax expense was $4.4 million for the six months ended June 30, 2005 compared to $2.1 million for the same period in 2004. The increased income tax expense was due primarily to the increase in income before income taxes. The effective income tax rate was 34.3% for the six months ending June 30, 2005 compared to 39.1% for the same period in 2004. The effective tax rate in 2005 was lower due to the benefit of $1.6 million of tax-exempt interest income for the first six months of 2005 compared to $0.2 million for the same period for 2004.

     NET INCOME AND RETURN ON AVERAGE EQUITY. Our net income and annualized return on average equity was $8.5 million and 12.7%, respectively, for the six months ended June 30, 2005 compared to $3.3 million and 48.1%, respectively, for the same period in 2004. Although net income increased 155.4% in the first six months of 2005 compared to the first six months of 2004, the lower return on average equity resulted from the significant increase in average stockholders' equity as our IPO and concurrent private placement were completed in the fourth quarter of 2004. For the first six months of 2005, the return was calculated by dividing annualized net income of $16.9 million by an average stockholders' equity of $133.4 million. For the first six months of 2004, the return was calculated by dividing annualized net income of $6.6 million by an average stockholders' equity of $13.8 million.



INSURANCE SEGMENT RESULTS OF OPERATIONS

                                                  Three Months Ended           Six Months Ended
                                                        June 30,                   June 30,
                                                -----------------------     -----------------------
                                                   2005          2004         2005         2004
                                                ---------     ---------     ---------    ---------
                                                                 ($ in thousands)
REVENUES
EARNED PREMIUMS
     Gross premiums earned                     $  54,630     $  35,611     $ 100,079     $  72,683
     Less: ceded premiums earned                 (17,436)      (26,364)      (33,252)      (55,738)
                                               ----------    ---------     ---------     ---------
     Net premiums earned                          37,194         9,247        66,827        16,945
Ceding commission revenue                          5,330        10,750        11,176        21,051
Policy billing fees                                  230           158           426           332
                                               ----------    ---------     ---------     ---------
Total                                             42,754        20,155        78,429        38,328


EXPENSES
LOSS AND LOSS ADJUSTMENT EXPENSES
     Gross loss and loss adjustment expenses      31,218        20,824        57,509        42,109
     Less: ceded loss and loss
        adjustment expenses                       (9,421)      (15,023)      (17,932)      (31,500)
                                               ----------    ---------     ---------     ---------
     Net loss and loss adjustment expenses        21,797         5,801        39,577        10,609
UNDERWRITING EXPENSES
     Direct commission expense                     9,490         6,056        17,063        12,190
     Other underwriting expenses                   7,378         5,710        14,299        11,338
                                               ----------    ---------     ---------     ---------
Total underwriting expenses                       16,868        11,766        31,362        23,528
                                               ----------    ---------     ---------     ---------
UNDERWRITING PROFIT                            $   4,089     $   2,588     $   7,490     $   4,191
                                               ==========    =========     =========     =========
KEY MEASURES
PREMIUMS WRITTEN
     Gross premiums written                    $  83,634     $  43,221     $ 147,936     $  83,099
     Less: ceded premiums written                (24,782)      (27,323)      (44,056)      (52,531)
                                               ----------    ---------     ---------     ---------
     Net premiums written                      $  58,852     $  15,898     $ 103,880     $  30,568
                                               ==========    =========     =========     =========
LOSS RATIOS
Gross                                               57.1%         58.5%         57.5%         57.9%
Net                                                 58.6%         62.7%         59.2%         62.6%
ACCIDENT YEAR LOSS RATIO
Gross                                               57.3%         58.9%         57.6%         57.5%
Net                                                 58.9%         63.3%         59.4%         62.6%
UNDERWRITING EXPENSE RATIOS
Gross                                               30.5%         32.6%         30.9%         31.9%
Net                                                 30.4%          9.3%         29.6%         12.7%
COMBINED RATIOS
Gross                                              87.6.%         91.1%         88.4%         89.8%
Net                                                 89.0%         72.0%         88.8%         75.3%


INSURANCE  SEGMENT  RESULTS OF  OPERATIONS  THREE MONTHS ENDED JUNE 30, 2005 AND
2004


     GROSS PREMIUMS. Gross premiums written increased by 93.5% to $83.6 million for the three months ended June 30, 2005 compared to $43.2 million for the same period in 2004. Gross premiums earned increased by 53.4% to $54.6 million for the three months ended June 30, 2005 compared to $35.6 million for the same period in 2004. Policies in force increased 24.0% as of June 30, 2005 compared to June 30, 2004. Additionally, during the second quarter of 2005, premium increases on renewed business averaged 10% in personal lines and 5% in commercial lines. The retention rate was 89% for personal lines and 85% for commercial lines. Premiums written on business subject to the OneBeacon renewal rights agreement, entered into in September 2004, amounted to $9.6 million during the second quarter of 2005. New business written during the second quarter of 2005 through former OneBeacon producers that we appointed in connection with the renewal rights transaction was $3.7 million. Due to the rating upgrade in TICNY from A.M. Best to "A-" (Excellent) from "B++" (Very
Good), certain policies in the more rating sensitive large lines and middle market programs in our Insurance Services Segment were renewed in the Insurance Segment.

     CEDED PREMIUMS. Ceded premiums written decreased by 9.3% to $24.8 million for the three months ended June 30, 2005 compared to $27.3 million for the same period in 2004 as a result of our decision to lower the ceding percentage under the quota share reinsurance agreement to 25% beginning October 1, 2004 from 60% for the first nine months of 2004 in consideration of the increased capitalization of our insurance company from the IPO. Notwithstanding the lower ceding percentage, ceded premiums written decreased only 9.3% due to the 93.5% increase in gross premiums written.

     NET PREMIUMS. Net premiums written increased by 270.2% to $58.9 million for the three months ended June 30, 2005 compared to $15.9 million for the same period in 2004. This increase was greater than the increase in gross premiums written due to the decrease in the ceding percentage from 60% in the three months ended June 30, 2004 to 25% in the three months ended June 30, 2005. Similarly, net premiums earned increased by 302.2% to $37.2 million in the three months ended June 30, 2005 compared to $9.2 million in the same period in 2004. In addition, net premiums earned in the second quarter of 2005 included $3.7 million from the $13.1 million of retained unearned premiums as of December 31, 2004 that would have been ceded to Converium Reinsurance (North America) Inc. absent the 2004 novation.

     CEDING COMMISSION REVENUE. Ceding commission revenue decreased by 50.4% to $5.3 million for the three months ended June 30, 2005 compared to $10.8 million for the same period in 2004 due to the reduction in the quota share ceding percentage. An increase in the ceded loss ratio on a prior year quota share treaty resulted in a further decrease in ceding commission revenue of $768,000 in the second quarter of 2005.

     LOSS AND LOSS ADJUSTMENT EXPENSES AND LOSS RATIO. Gross and net loss and loss adjustment expenses were $31.2 million and $21.8 million, respectively, for the three months ended June 30, 2005 compared with $20.8 million and $5.8 million, respectively, for the same period in 2004. Our gross and net loss ratios were 57.1% and 58.6%, respectively for the three months ended June 30, 2005 as compared with 58.5% and 62.7%, respectively, for the same period in 2004. The decrease in the net loss ratio in the second quarter of 2005 compared to the same period in 2004 resulted from the increase in net premiums earned which reduced the proportional effect of catastrophe reinsurance premiums on the net loss ratio. We ceded catastrophe reinsurance premiums equal to 3.5% of net premiums earned during the three months ended June 30, 2005 compared to 10.8% during the same period in 2004. There was a slight favorable development of $89,000 on prior years' gross loss reserves and $109,000 on a net basis in the second quarter of 2005 compared to none in the same period for 2004. Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing between TICNY and TRM. See "Insurance Services Segment Results of Operations" for the amounts of loss and loss adjustment expense reimbursements.

     UNDERWRITING EXPENSES AND UNDERWRITING EXPENSE RATIO. Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $16.9 million for the three months ended June 30, 2005 as compared with $11.8 million for the same period in 2004. Our gross expense ratio was 30.5% for the three months ended June 30, 2005 as compared with 32.6% for the same period in 2004.

     The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 17.4% for the three months ended June 30, 2005, compared to 17.0% for the same period in 2004.

     The underwriting expense portion of the gross expense ratio was 13.1% for the three months ended June 30, 2005 as compared to 15.6% for the same period in 2004. Underwriting expenses increased due to the increase in premium volume, the establishment of two new branch offices and additional staffing expenses. The underwriting expense portion of the gross expense ratio was lower in the second quarter of 2005 compared to the second quarter of 2004 primarily as a result of an increase in earned premiums at a higher rate than the increase in other underwriting expenses and, to a lesser extent, the renewal in the Insurance Segment of certain larger premium policies previously produced in the Insurance Service Segment through TRM on behalf of its issuing companies.

     The net underwriting expense ratio was 30.4% for the three months ended June 30, 2005 as compared to 9.3% for the same period in 2004. This was due primarily to the reduced effects of ceding commission revenue on lowering the gross expense ratio as a result of the reduction in the quota share ceding percentage.

     UNDERWRITING PROFIT AND COMBINED RATIO. The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $4.1 million in the second quarter of 2005 and $2.6 million in the same period in 2004. The gross combined ratio was 87.6% for the three months ended June 30, 2005 as compared with 91.1% for the same period in 2004. The decrease in the gross combined ratio in the second quarter of 2005 resulted primarily from a decrease in both the gross loss ratio and the gross underwriting expense ratio. The net combined ratio was 89.0% for the three months ended June 30, 2005 as compared to 72.0% for the same period in 2004. The increase in the net combined ratio resulted from an increase in the net expense ratio primarily due to the effects of reduced ceding commission revenue. Notwithstanding the increase in net combined ratio for the second quarter, underwriting profits increased due to the overall increase in net premiums earned.


INSURANCE SEGMENT RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2005 AND 2004


     GROSS PREMIUMS. Gross premiums written increased by 78.0% to $147.9 million for the six months ended June 30, 2005 compared to $83.1 million for the same period in 2004. Gross premiums earned increased by 37.7% to $100.1 million for the six months ended June 30, 2005 compared to $72.7 million for the same period in 2004. Policies in force increased 24.0% as of June 30, 2005 compared to June 30, 2004. Additionally, during the first six months of 2005, premium increases on renewed business averaged 10% in personal lines and 5% in commercial lines. The retention rate was 89% for personal lines and 84% for commercial lines. Premiums written on business subject to the OneBeacon renewal rights agreement, entered into in September 2004, amounted to $18.4 million during the first six months of 2005. New business written during the first six months of 2005 through former OneBeacon producers that we appointed in connection with the renewal rights transaction amounted to $8.6 million. Due to the rating upgrade in TICNY from A.M. Best to "A-" (Excellent) from "B++" (Very Good), certain policies in the more rating sensitive large lines and middle market programs previously placed with its issuing companies through our Insurance Services Segment were placed directly through our Insurance Segment.

     CEDED PREMIUMS. Ceded premiums written decreased by 16.1% to $44.1 million for the six months ended June 30, 2005 compared to $52.5 million for the same period in 2004 as a result of our decision to lower the ceding percentage under the quota share reinsurance agreement. Notwithstanding the lower ceding percentage, ceded premiums written decreased only 16.1% due to the 78.0% increase in gross premiums written.

     NET PREMIUMS. Net premiums written increased by 239.8% to $103.9 million for the six months ended June 30, 2005 compared to $30.6 million for the same period in 2004. This increase was greater than the increase in gross premiums written due to the decrease in the ceding percentage from 60% in the six months ended June 30, 2004 to 25% in the six months ended June 30, 2005. Similarly, net premiums earned increased by 294.4% to $66.8 million in the six months ended June 30, 2005 compared to $16.9 million in the same period in 2004. In addition, net premiums earned in the first six months of 2005 included $9.2 million from the $13.1 million of retained unearned premiums as of December 31, 2004 that would have been ceded to Converium Reinsurance (North America) Inc. absent the 2004 novation.

     CEDING COMMISSION REVENUE. Ceding commission revenue decreased by 46.9% to $11.2 million for the six months ended June 30, 2005 compared to $21.1 million for the same period in 2004 due to the reduction in the quota share ceding percentage. An increase in the ceded loss ratio on prior years' quota share treaty resulted in a further decrease in ceding commission income of $719,000 in the first six months of 2005.

     LOSS AND LOSS ADJUSTMENT EXPENSES AND LOSS RATIO. Gross and net losses and loss adjustment expenses were $57.5 million and $39.6 million, respectively, for the six months ended June 30, 2005 compared with $42.1 million and $10.6 million, respectively, for the same period in 2004. Our gross and net loss ratios were 57.5% and 59.2%, respectively for the six months ended June 30, 2005 as compared with 57.9% and 62.6%, repectively, for the same period in 2004. The decrease in the net loss ratio in the first six months of 2005 compared to the same period in 2004 resulted from the increase in net premiums earned which reduced the proportional effect of catastrophe reinsurance premiums on the net loss ratio. We ceded catastrophe reinsurance premiums equal to 3.3% of net premiums earned during the six months ended June 30, 2005 compared to 10.3% during the same period in 2004. There was favorable development from prior years' loss reserves on both a gross and net basis of approximately $120,000 in the first six months of 2005 compared to none in the same period for 2004. Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing arrangement between TICNY and TRM. See "Insurance Services Segment Results of Operations" for the amounts of loss and loss adjustment expense reimbursements.

     UNDERWRITING EXPENSES AND UNDERWRITING EXPENSE RATIO. Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $31.4 million for the six months ended June 30, 2005 as compared with $23.5 million for the same period in 2004. Our gross expense ratio was 30.9% for the six months ended June 30, 2005 as compared with 31.9% for the same period in 2004.

     The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 17.1% for the six months ended June 30, 2005, compared to 16.8% for the same period in 2004.

     The underwriting expense portion of the gross expense ratio was 13.9% for the six months ended June 30, 2005 as compared to 15.1% for the same period in 2004. Underwriting expenses increased due to the increase in premium volume, the establishment of two new branch offices and additional staffing expenses. The underwriting expense portion of the gross expense ratio was lower in the first six months of 2005 compared to 2004 primarily as a result of an increase in earned premiums at a higher rate than the increase in other underwriting expenses and, to a lesser extent, the renewal in the Insurance Segment of certain larger premium policies previously produced in the Insurance Service Segment through TRM.

     The net underwriting expense ratio was 29.6% for the six months ended June 30, 2005 as compared to 12.7% for the same period in 2004. This was due primarily to the reduced effects of ceding commission revenue on lowering the gross expense ratio as a result of the reduction in the quota share ceding percentage from 60% in the first six months of 2004 to 25% in the first six months of 2005.

     UNDERWRITING PROFIT AND COMBINED RATIO. The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $7.5 million in the first six months of 2005 and $4.2 million in the same period in 2004. The gross combined ratio was 88.4% for the six months ended June 30, 2005 as compared with 89.8% for the same period in 2004. The decrease in the gross combined ratio in the first six months of 2005 resulted primarily from a decrease in the gross underwriting expense ratio. The net combined ratio was 88.8% for the six months ended June 30, 2005 as compared to 75.3% for the same period in 2004. The increase in the net combined ratio resulted from an increase in the net expense ratio primarily due to the effects of reduced ceding commission revenue. Notwithstanding the increase in net combined ratio for the first six months of 2005, underwriting profit increased due to the overall increase in net premiums earned.

REINSURANCE SEGMENT RESULTS OF OPERATIONS

                                                  Three Months Ended      Six Months Ended
                                                        June 30,             June 30,
                                                ----------------------- ----------------------
                                                   2005          2004    2005         2004
                                                ---------     --------- --------    ---------
                                                             ($ in thousands)
REVENUES
PREMIUMS EARNED
     Gross premiums earned                           $ 430     $ 311     $ 849     $ 581
     Less: ceded premiums earned                       (33)      (43)      (67)      (81)
                                                     -----     -----     -----     -----
     Net premiums earned                               397       268       782       500
                                                     -----     -----     -----     -----
Total                                                  397       268       782       500


EXPENSES
LOSS AND LOSS ADJUSTMENT EXPENSES
     Gross loss and loss adjustment expenses           200        80       (14)      300
     Less: ceded loss and loss adjustment expenses      16        11       512      --
                                                     -----     -----     -----     -----
     Net loss and loss adjustment expenses             216        91       498       300
UNDERWRITING EXPENSES
     Ceding commission expense                           5        25        13        27
     Other underwriting expenses                        32        85        71       104
                                                     -----     -----     -----     -----
Total underwriting expenses                             37       110        84       131
                                                     -----     -----     -----     -----
UNDERWRITING PROFIT                                  $ 144     $  67     $ 200     $  69
                                                     =====     =====     =====     =====
KEY MEASURES
PREMIUMS WRITTEN
     Gross premiums written                          $ 372     $ 626     $ 738     $ 761
     Less: ceded premiums written                      (39)      (32)      (72)      (47)
                                                     -----     -----     -----     -----
     Net premiums written                            $ 333     $ 594     $ 666     $ 714
                                                     =====     =====     =====     =====
LOSS RATIOS
Gross                                                 46.5%     25.7%    -1.6%      51.6%
Net                                                   54.4%     34.0%     63.7%     60.1%
ACCIDENT YEAR LOSS RATIOS
Gross                                                 50.9%     21.2%     55.4%     51.8%
Net                                                   55.2%     29.1%     60.1%     60.2%
UNDERWRITING EXPENSE RATIOS
Gross                                                  8.6%     35.3%      9.9%     22.5%
Net                                                    9.3%     41.0%     10.8%     26.2%
COMBINED RATIOS
Gross                                                 55.1%     61.0%      8.3%     74.2%
Net                                                   63.7%     74.9%     74.5%     86.2%

REINSURANCE SEGMENT RESULTS OF OPERATIONS THREE MONTHS ENDED
JUNE 30, 2005 AND 2004


     GROSS PREMIUMS. Gross premiums written, which are premiums assumed on an excess of loss basis on business produced by TRM for its issuing companies in the Insurance Service Segment, decreased by 40.6% to $372,000 for the three months ended June 30, 2005 as compared to $626,000 for the same period in 2004. This was due to a decrease in the premiums produced by TRM primarily due to certain policies in the more rating sensitive middle market and large lines programs renewing in the Insurance Segment, offset in part by higher premium rates.

     NET PREMIUMS. Net premiums written decreased 43.9% to $333,000 for the three months ended June 30, 2005 as compared to $594,000 for the same period in 2004 which was in line with the decrease in gross premiums written. However, net premiums earned increased by 48.1% to $397,000 for the three months ended June 30, 2005 as compared to $268,000 for the same period in 2004 as a result of a 38.3% increase in gross premiums earned. The increase in gross premiums earned resulted from an increase in premiums written in the later part of 2004 and a 23.3% reduction in ceded premiums earned.

     LOSS AND LOSS ADJUSTMENT EXPENSES AND LOSS RATIO. Gross loss and loss adjustment expenses were $200,000 for the three months ended June 30, 2005 as compared to $80,000 for the same period in 2004. Net losses were $216,000 for the three months ended June 30, 2005 as compared to $91,000 for the same period in 2004. The gross loss ratio was 46.5% in the second quarter of 2005 compared to 25.7% in the same period in 2004. The gross and net loss ratios in 2004 reflect a minor adjustment reducing ceded losses from a prior year treaty.

     UNDERWRITING EXPENSES AND UNDERWRITING EXPENSE RATIO. Underwriting expenses for the reinsurance segment are comprised of ceding commission expense paid to TRM's issuing companies and other third-party reinsurers to acquire premiums and this segment's allocated share of other underwriting expenses. Gross underwriting expenses decreased for the three months ended June 30, 2005 to $37,000 as compared to $110,000 for the same period in 2004. The net underwriting expense ratio decreased to 9.3% for the three months ended June 30, 2005 from 41.0% for the same period in 2004. The decrease in both the gross and net underwriting expense ratios was due to a lower ceding commission expense as only a small portion of the premiums pay a commission, and lower other underwriting expenses due to the reduced allocation of expenses which is based on premiums written in this segment in proportion to total premiums written.



     UNDERWRITING PROFIT AND COMBINED RATIO. The underwriting profit from assumed reinsurance for the second quarter of 2005 was $144,000 compared to $67,000 for the second quarter of 2004. The net combined ratio was 63.7% for the second quarter of 2005 compared to 74.9% for the second quarter of 2004. The lower net combined ratio for the second quarter of 2005 resulted, primarily, from the lower net underwriting expense ratio as explained above.

     The gross combined ratio decreased to 55.1% for the second quarter of 2005 compared to 61.0% for the second quarter of 2004 due to a reduction in the gross underwriting expense ratio to 8.6% for the second quarter of 2005 compared to 35.3% for the second quarter of 2004. This was partially offset by an increase in the gross loss ratio to 46.5% for the second quarter of 2005 compared to 25.7% for the second quarter of 2004 as explained above.


REINSURANCE SEGMENT RESULTS OF OPERATIONS SIX MONTHS ENDED
JUNE 30, 2005 AND 2004




     GROSS PREMIUMS. Gross premiums written decreased by 3.0% to $738,000 for the six months ended June 30, 2005 as compared to $761,000 for the same period in 2004. This was due to the decrease in the premiums produced by TRM for its issuing companies primarily due to certain policies in the more rating sensitive middle market and large lines programs renewing in the Insurance Segment offset in part by higher premium rates.

     NET PREMIUMS. Net premiums written decreased 6.7% to $666,000 for the six months ended June 30, 2005 as compared to $714,000 for the same period in 2004 which was in line with the decrease in gross premiums written. However, net premiums earned increased by 56.4% to $782,000 for the six months ended June 30, 2005 as compared to $500,000 for the same period in 2004 as a result of a 46.1% increase in gross premiums earned. The increase in gross premiums earned resulted from an from an increase in premiums written in the later part of 2004 and a 17.3% reduction in ceded premiums earned.

     LOSS AND LOSS ADJUSTMENT EXPENSES AND LOSS RATIO. Gross loss and loss adjustment expenses were a negative $14,000 for the six months ended June 30, 2005 as compared to $300,000 for the same period in 2004. Net losses were $498,000 for the six months ended June 30, 2005 as compared to $300,000 for the same period in 2004. The gross loss ratio was a negative 1.6% in the first six months of 2005 compared to 51.6% in the same period in 2004 due to a favorable prior year loss reserve development of $478,000 which fully offset gross accident year losses. The net loss ratio of 63.7% in the first six months of 2005 reflects a slight amount of adverse development that added 3 points to the calendar year loss ratio that is otherwise comparable to 61.0% in the same period of 2004 and in line with our expectation.

     UNDERWRITING EXPENSES AND UNDERWRITING EXPENSE RATIO. Gross underwriting expenses decreased for the six months ended June 30, 2005 to $84,000 as compared to $131,000 for the same period in 2004. Our net underwriting expense ratio decreased to 10.8% for the six months ended June 30, 2005 from 26.2% for the same period in 2004. The decrease in both the gross and net underwriting expense ratios was due to lower ceding commission expenses and other underwriting expenses in the first six months of 2005 compared to the same period in 2004 due to the reduced allocation of expenses to the reinsurance segment.

     UNDERWRITING PROFIT AND COMBINED RATIO. The underwriting profit from assumed reinsurance for the first six months of 2005 was $200,000 compared to $69,000 for the same period of 2004. The net combined ratio was 74.5% for the first six months of 2005 compared to 86.2% for the same period of 2004. The lower net combined ratio for the first six months of 2005 was the result of a lower net underwriting expense ratio as explained above.

     The gross combined ratio decreased to 8.3% for the first six months of 2005 compared to 74.2% for the same period of 2004 due to the negative gross loss ratio of 1.6% for the first six months of 2005 compared to a positive 51.6% gross loss ratio for the same period of 2004 as explained above. In addition, the gross underwriting expense ratio decreased to 9.9% for the first six months of 2005 compared to 22.5% for the same period of 2004 due to lower ceding commission expenses and other underwriting expenses in the first six months of 2005 compared to the same period in 2004.


INSURANCE SERVICES SEGMENT RESULTS OF OPERATIONS

                                                  Three Months Ended      Six Months Ended
                                                        June 30,              June 30,
                                                ----------------------- ----------------------
                                                   2005          2004    2005         2004
                                                ---------     --------- --------    ---------
                                                                 ($ in thousands)

REVENUES
Direct commission revenue from
   managing general agency                     $ 2,166        $ 3,595      $ 4,691   $ 5,052
Claims administration revenue                    1,097            846        2,150     1,715
Reinsurance intermediary fees(1)                    79            240          282       438
Policy billing fees                                  6           --             11      --
                                               -------        -------      -------   -------
TOTAL REVENUES                                   3,348          4,681        7,134     7,205
                                               -------        -------      -------   -------


EXPENSES
Direct commissions expense paid to producers     1,174          2,487        2,385     3,437
Other insurance services expenses(2)               455          1,061          940     1,361
Claims expense reimbursement to TICNY            1,091            840        2,141     1,642
                                               -------        -------      -------   -------
TOTAL EXPENSES                                   2,720          4,388        5,466     6,440
                                               -------        -------      -------   -------
INSURANCE SERVICES PRE-TAX INCOME              $   628        $   293      $ 1,668   $   765
                                               =======        =======      =======   =======
Premium produced by TRM on
   behalf of issuing companies                 $ 8,431        $18,517      $16,875   $25,004
                                               =======        =======      =======   =======

    (1) The  Reinsurance   Intermediary  Fees  Include  Commissions  Earned  for
        Placement of Reinsurance On Behalf of Ticny.

    (2) Consists of Underwriting Expenses Reimbursed to Ticny Pursuant to an Expense Sharing Agreement.


INSURANCE SERVICES SEGMENT RESULTS OF OPERATIONS THREE MONTHS
ENDED JUNE 30, 2005 AND 2004


     TOTAL REVENUES. Total revenues for the insurance services segment were $3.3 million for the three months ended June 30, 2005 as compared with $4.7 million for the same period in 2004. The principal components of total revenues for our insurance services segment are direct commission revenue, claims administration revenue and reinsurance intermediary fees. The decrease in total revenues was primarily due to direct commission revenue that decreased by 39.7% to $2.2 million for the second quarter of 2005 compared to $3.6 million for the second quarter of 2004 which is discussed below. Reinsurance intermediary fees decreased by 67.1% to $79,000 in the second quarter of 2005 compared to $240,000 in the same period of last year primarily as a result of the reduction of the ceding percentage under our quota share treaty. Claims administration revenue increased by 29.7% to $1.1 million for the second quarter of 2005 as compared to $0.8 million for the second quarter of 2004. Premiums produced during the second quarter of 2005 on business subject to the renewal rights agreement with OneBeacon amounted to $0.9 million. New business produced through former OneBeacon producers that we appointed in consequence of the renewal rights transaction amounted to $0.2 million during the second quarter of 2005.

     Direct commission revenue is dependent upon the premiums and losses on business produced by TRM on behalf of its issuing companies. For the second quarter of 2005 direct commission revenues decreased by 39.7% to $2.2 million compared to $3.6 million for the second quarter of 2004 as a result in the 54.5% decrease in premiums produced by TRM due to the rating upgrade in TICNY from A.M. Best to "A-" (Excellent) from "B++" (Very Good), resulting in certain policies in the more rating sensitive large lines and middle market programs in our Insurance Services Segment renewing in the Insurance Segment. In addition, TRM's direct commission income in the second quarter of 2005 was reduced by $113,000 resulting from unfavorable loss development on the premiums produced in prior years. The effect of the decrease in premiums produced on direct commission revenue was offset by an increase in the composite commission rate that increased to approximately 25.7% for the second quarter of 2005 compared to 19.4% for the second quarter of 2004 due, primarily, to a greater mix of premiums in the small and middle market programs that carry a higher commission rate.

     DIRECT COMMISSION EXPENSE. TRM's direct commission expense rate was 13.9% for the second quarter of 2005 compared to 13.4% for the second quarter of 2004. This was due to a 15% increase in premiums produced in the small business program.

     OTHER INSURANCE SERVICES EXPENSES. The amount of reimbursement for underwriting expenses by TRM to TICNY in the second quarter of 2005 was $0.5 million as compared to $1.1 million in the second quarter of 2004. The decrease resulted from the decrease in premiums produced.

     CLAIMS EXPENSE REIMBURSEMENT. The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY in the second quarter of 2005 was $1.1 million as compared to $0.8 million in the second quarter of 2004 due to an increase in the number of claims handled.

     PRE-TAX INCOME. Pre-tax income in the second quarter of 2005 increased by 114.3% to $0.6 million as compared to $0.3 million in the second quarter of 2004 due to the increase in direct commission revenue rate.



INSURANCE SERVICES SEGMENT RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2005 AND 2004


     TOTAL REVENUES. Total revenues for the insurance services segment were $7.1 million for the six months ended June 30, 2005 as compared with $7.2 million for the same period in 2004. The decrease in total revenues was primarily due to direct commission revenue that decreased by 7.1% to $4.7 million for the first six months of 2005 compared to $5.1 million for the same period of 2004 and reinsurance intermediary fees decreased by 35.6% to $282,000 in the first six months of 2005 compared to $438,000 in the same period of last year due to the reduction in the quota share treaty ceding percentages. Claims administration revenue increased by 25.4% to $2.2 million for the first six months of 2005 as compared to $1.7 million for the same period last year. Premiums produced during the first six months of 2005 on business subject to the renewal rights agreement with OneBeacon amounted to $3.2 million. New business produced through former OneBeacon producers that we appointed in consequence of the renewal rights transaction amounted to $0.8 million during the first six months of 2005.

     For the first six months of 2005 direct commission revenues decreased by 7.1% to $4.7 million compared to $5.1 million for the same period last year as a result in the 32.5% decrease in premiums produced by TRM partially offset by additional commission income of $378,000 resulting from favorable loss development on the premiums produced in prior periods. Premiums produced by TRM decreased by 32.5% to $16.9 million in the first six months of 2005 as compared to $25.0 million in the same period last year resulting primarily from the rating upgrade in TICNY resulting in certain rating sensitive policies in the large and middle market programs renewing in the Insurance Segment The composite commission revenue rate increased to 27.8% for the first six months of 2005 compared to 20.2% for the same period in 2004 due to the greater mix of premiums produced in the small and middle market programs that carry a higher commission rate.

     DIRECT COMMISSION EXPENSE. TRM's direct commission expense rate was 14.1% for the first six months of 2005 compared to 13.7% for the same period last year. This was due to the 31% increase in TRM's small market program and a 24% increase in its middle markets program for the first six months of 2005. The small and middle market programs carry a higher commission rate than the large market program.

     OTHER INSURANCE SERVICES EXPENSES. The amount of reimbursement for underwriting expenses by TRM to TICNY in the first six months of 2005 was $0.9 million as compared to $1.4 million in the same period last year. The decrease resulted from the 32.5% decrease in premiums produced.

     CLAIMS EXPENSE REIMBURSEMENT. The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY in the first six months of 2005 was $2.1 million as compared to $1.6 million in the same period last year due to an increase in the number of claims handled.

     PRE-TAX INCOME. Pre-tax income in the first six months of 2005 increased by 118.0% to $1.7 million as compared to $0.8 million in the same period last year due to the additional direct commission income on premiums produced in prior years and an increase in the direct commission revenue rate on premiums produced in the current year.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS. Cash flow needs at the holding company level are primarily for dividends to our stockholders and interest payments on our $47.4 million of subordinated debentures. For the three months ended June 30, 2005 net cash provided by operating activities was $33.2 million compared to $18.3 million for the same period in 2004. The increase in net cash provided by operations for the three months ended June 30, 2005 resulted primarily from an increase in collected premiums as a result of the growth in gross premiums written and the reduction in the quota share reinsurance ceding percentage to 25% in 2005 from 60% in 2004.

     For the six months ended June 30, 2005, net cash provided by operating activities was $61.5 million compared to $45.5 million for the same period last year. The increase in net cash provided by operations resulted primarily from an increase in collected premiums as a result of the growth in gross premiums written and the reduction in the quota share reinsurance ceding percentage to 25% in 2005 from 60% in 2004. The $45.5 million in net cash provided by operations in the first six months of 2004 was significantly impacted by an increase in funds withheld as collateral for reinsurance recoverables of $20.6 million and the collection of $15.7 million of cash for cancelled reinsurance.

     The operating subsidiaries' primary sources of cash are net premiums received, commission and fee income, net investment income and proceeds from the sale and redemption of both equity and fixed-maturity investments. Cash is used to pay claims, commissions and operating expenses, to purchase investments and to pay dividends to the holding company. TICNY is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. As of June 30, 2005, the maximum amount of distributions that TICNY could pay to its parent without approval of the New York Insurance Department was $1.5 million. Because TNIC has not yet commenced insurance operations it has no positive retained earnings (or unassigned surplus) and therefore it may not pay dividends at this time without the approval of the Massachusetts Commissioner of Insurance.




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

     The aggregate fair market value of our invested assets as of June 30, 2005 was $298.4 million, excluding our investment in common trust securities - statutory business trusts. Our fixed maturity securities as of this date had a fair market value of $268.0 million and an amortized cost of $266.5 million. The equity securities had a fair value $30.4 million and cost of $30.1 million.

     During the six months ended June 30, 2005, we reallocated a portion of the taxable fixed income portfolio to higher yielding securities. Accordingly, purchases included approximately $13.5 million in "BB" rated mortgage backed securities, $10.0 million of mortgage REIT funds, of which $5.0 million were a private mortgage REIT and $5.0 million were in publicly traded funds, and $18.0 million of a short duration floating-rate asset backed fund. As a result of the investment activity during the first six months, the taxable equivalent book yield increased to 5.1% from 4.4% at December 31, 2004. We also reallocated approximately $2.0 million of common stock to a higher dividend yielding stock fund. The mortgage REIT funds and the floating rate asset backed fund at June 30, 2005 are classified as equity investments resulting in an increase in equity securities to $30.4 million from $2.5 million at December 31, 2004.

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

     For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of June 30, 2005.

     The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of June 30, 2005:


                                               Estimated Increase        Estimated Percentage
                                           (Decrease) in Fair Value       Increase (Decrease)
Change in Interest Rate                         ($ in Thousands)            in Fair Value
---------------------------------------------------------------------------------------------
300 basis point rise                                 (34,773)                   (13.0%)
200 basis rise                                       (23,437)                    (8.7%)
100 basis rise                                       (11,700)                    (4.4%)
As of June 30, 2005                                        -                      0.0%.
50 basis point decline                                 5,606                      2.1%
100 basis point decline                               10,939                      4.1%

     The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $12.0 million or 4.4% based on a 100 basis point increase in interest rates as of June 30, 2005. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities, which constituted approximately 89.4% of our total invested assets as of June 30, 2005.


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

     There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2.       PART II - OTHER INFORMATION



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





                                          TOWER GROUP, INC.
                                          Registrant





Date: AUGUST 12, 2005                     /S/ MICHAEL H. LEE
                                          -------------------------------------
                                          Michael H. Lee
                                          Chairman of the Board,
                                          President and Chief Executive Officer





Date: AUGUST 12, 2005                     /S/ FRANCIS M. COLALUCCI
                                          -------------------------------------
                                          Francis M. Colalucci
                                          Senior Vice President,
                                          Chief Financial Officer and Treasurer