Form 10-Q
period 2005-09-30
Tower Group, Inc.
filed 2005-11-09
CIK 1289592

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PERSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005


|_| TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                   to
                                         -----------------    -----------------

Commission file no. 000-50990

                                Tower Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    13-3894120
    -------------------------------          -------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)



        120 Broadway, 14th Floor
            New York, NY                                 10271
    -------------------------------          -------------------------------
(Address of principal executive offices)              (Zip Code)

                                 (212) 655-2000 (Registrant's telephone number,
              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                        Yes |_|         No |X|

The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2005 (based on the closing price on the Nasdaq National Market) on such date was approximately $264,037,653.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,774,892 shares of common stock, par value $0.01 per share, as of November 4, 2005.

                                      INDEX



                                                                            PAGE

PART I    FINANCIAL INFORMATION



Item 1.   Financial statements

          Consolidated Balance Sheets - September 30, 2005 (unaudited)
          and December 31, 2004                                                1

          Consolidated Statements of Income and Comprehensive Net Income
                - Three months ended September 30, 2005 and 2004 (unaudited)   2
                - Nine months ended September 30, 2005 and 2004 (unaudited)    2

          Consolidated Statements of Cash Flows
                - Three months ended September 30, 2005 and 2004 (unaudited)   3
                - Nine months ended September 30, 2005 and 2004 (unaudited)    3

          Notes to Consolidated Financial Statements (unaudited)               4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          23

Item 4.   Controls and Procedures                                             24




PART II   OTHER INFORMATION



Item 6.   Exhibits                                                            24





SIGNATURES                                                                    25

1. Part I - FINANCIAL INFORMATION


Item 1. Financial Statements



                                Tower Group, Inc.
                           Consolidated Balance Sheets

                                                                                   (Unaudited)
                                                                               September 30, 2005   December 31, 2004
                                                                               ------------------   -----------------
                                                                                ($ in thousands, except par value
                                                                                        and share amounts)
Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost
 $313,435 in 2005 and $223,562 in 2004)                                               $310,880       $224,523
Equity securities, available for sale, at fair value (cost $6,681 in 2005 and
 $1,827 in 2004)                                                                         6,196          2,485
Equity securities, at cost                                                              24,020              -
Common trust securities - statutory business trusts, equity method                       1,426          1,426
                                                                                       --------       --------
    Total investments                                                                  342,522        228,434
                                                                                       --------       --------
Cash and cash equivalents                                                               30,608         55,201
Investment income receivable                                                             3,234          1,975
Agents' balances receivable                                                             37,204         33,473
Assumed premiums receivable                                                              1,077          1,197
Ceding commission receivable                                                             8,727          8,329
Reinsurance recoverable                                                                100,578        101,173
Receivable - claims paid by agency                                                       3,767          1,622
Prepaid reinsurance premiums                                                            41,095         28,391
Deferred acquisition costs net of deferred ceding commission revenue                    27,720         18,740
Federal income taxes and state taxes recoverable                                         1,819          1,975
Deferred income taxes                                                                    1,395              -
Intangible assets                                                                        5,868          4,978
Fixed assets, net of accumulated depreciation                                            7,135          5,420
Other assets                                                                             3,186          3,239
                                                                                       --------       --------
    Total Assets                                                                      $615,935       $494,147
                                                                                       ========       ========
Liabilities
Loss and loss adjustment expenses                                                     $175,517       $128,722
Unearned premium                                                                       151,213         95,505
Reinsurance balances payable                                                            18,363          2,735
Payable to issuing carriers                                                             12,489         18,652
Funds held as agent                                                                        773            785
Funds held under reinsurance agreements                                                 54,783         54,152
Accounts payable and accrued expenses                                                   10,958         12,410
Checks outstanding                                                                       2,568          2,726
Payable for securities                                                                   1,969              -
Deferred income taxes                                                                        -          1,587
Subordinated debentures                                                                 47,426         47,426
                                                                                       --------       --------
   Total Liabilities                                                                   476,059        364,700
                                                                                       --------       --------
Stockholders' Equity
Common stock ($0.01 par value per share; 40,000,000 shares authorized;
 19,866,553 and 19,826,135 shares issued in 2005 and 2004)                                 199            198
Paid-in-capital                                                                        112,769        112,375
Accumulated other comprehensive net (loss) income                                       (1,956)         1,052
Retained earnings                                                                       30,947         18,224
Unearned compensation - restricted stock                                                (1,566)        (1,908)
Treasury stock (91,661 shares in 2005 and 88,967 in 2004)                                 (517)          (494)
                                                                                       --------       --------
   Total Stockholders' Equity                                                          139,876        129,447
                                                                                       --------       --------
   Total Liabilities and Stockholders' Equity                                         $615,935       $494,147
                                                                                       ========       ========

         See accompanying notes to the consolidated financial statements

                               Tower Group, Inc.
                     Consolidated Statements of Income and
                            Comprehensive Net Income
                                  (Unaudited)

                                                                 Three Months Ended         Nine Months Ended
                                                                    September 30,            September 30,
                                                          ----------------------------------------------------
                                                               2005          2004          2005        2004
                                                          -----------   -----------    ----------- -----------
                                                            ($ in thousands, except share and per share amounts)
Revenues
   Net premiums earned                                    $    45,324    $   12,082    $   112,933  $   29,527
   Ceding commission revenue                                    6,845         9,375         18,021      30,426
   Insurance services revenue                                   3,418         3,572         10,541      10,777
   Net investment income                                        4,131         1,224         10,479       3,087
   Net realized (losses) gains on investments                     (15)           35            214          33
   Policy billing fees                                            234           176            671         508
                                                           -----------    ----------    -----------   ----------
     Total revenues                                            59,937        26,464        152,859      74,358
                                                           -----------    ----------    -----------   ----------
Expenses
  Loss and loss adjustment expenses                            26,512         7,420         66,587      18,329
  Direct commission expense                                    11,277         7,751         30,738      23,405
  Other operating expenses                                     12,068         6,912         30,265      21,416
  Interest expense                                              1,296           752          3,567       2,127
                                                           -----------    ----------    -----------   ----------
     Total expenses                                            51,153        22,835        131,157      65,277
                                                           -----------    ----------    -----------   ----------
  Income before income taxes                                    8,784         3,629         21,702       9,081
  Income tax expense                                            3,076         1,151          7,512       3,282
                                                           -----------    ----------    -----------   ----------
     Net Income                                           $     5,708    $    2,478    $    14,190  $    5,799
                                                           ===========    ==========    ===========   ==========

Comprehensive Net Income
  Net income                                              $     5,708    $    2,478    $    14,190  $    5,799
  Other comprehensive income:
     Gross unrealized investment holding (losses)
      gains arising during period                              (4,765)        2,145         (4,424)        (99)
     Less: reclassification adjustment for gains
      (losses) included in net income                              15           (35)          (214)        (33)
                                                           -----------    ----------    -----------   ----------
                                                               (4,750)        2,110         (4,638)       (132)
     Income tax benefit (expense) related to items
      of other comprehensive income                             1,669          (717)         1,630          45
                                                           -----------    ----------    -----------   ----------
     Total other comprehensive net (loss) income               (3,081)        1,393         (3,008)        (87)
                                                           -----------    ----------    -----------   ----------
        Comprehensive Net Income                          $     2,627    $    3,871    $    11,182  $    5,712
                                                           ===========    ==========    ===========   ==========

Earnings Per Share
  Basic earnings per common share                         $      0.29    $     0.55    $      0.73  $     1.31
                                                           ===========    ==========    ===========   ==========
  Diluted earnings per common share                       $      0.28    $     0.43    $      0.71  $     1.01
                                                           ===========    ==========    ===========   ==========

Weighted Average Common Shares Outstanding:
     Basic                                                 19,575,728     4,502,831     19,550,722   4,439,233
     Diluted                                               20,161,873     5,858,366     20,119,280   5,794,807

        See accompanying notes to the consolidated financial statements

                               Tower Group, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
                                                          ----------------------------------------------------
                                                               2005         2004           2005        2004
                                                          -----------   -----------    ----------- -----------
                                                                            ($ in thousands)
Cash flows from operating activities:
 Net income                                                $  5,708      $  2,478       $  14,190   $  5,799
 Adjustments to reconcile net income to net cash
  provided by (used in) operations:
   Gain on sale of investments                                   15           (35)           (214)       (33)
   Depreciation                                                 642           501           1,814      1,399
   Amortization of intangible assets                            112             -             334          -
   Amortization of bond premium or discount                     311            74             784        147
   Amortization of debt issuance costs                            9            13              29         39
   Amortization of restricted stock                             147           157             469        157
   Deferred income taxes                                        193          (209)         (1,352)       355
(Increase) decrease in assets:
   Investment income receivable                                (491)          (48)         (1,259)      (478)
   Agents' balances receivable                                3,818         6,115          (3,731)       827
   Assumed premiums receivable                                  (23)          379             120        362
   Receivable for cancelled reinsurance                           -             -               -     15,748
   Ceding commissions receivable                                  -          (350)           (398)      (786)
   Reinsurance recoverable                                     (978)         (589)         (1,550)   (15,911)
   Prepaid reinsurance premiums                              (1,895)         (453)        (12,704)     2,788
   Deferred acquisition costs, net                           (2,306)         (754)         (8,980)    (4,433)
   Intangible assets                                            (78)       (5,000)         (1,224)    (5,000)
   Other assets                                                 249          (750)             26     (2,021)
Increase (decrease) in liabilities:
   Loss and loss adjustment expenses                         19,659         6,386          46,795     22,418
   Unearned premium                                           7,962         4,074          55,708     14,670
   Checks outstanding                                          (333)        1,188            (158)     3,070
   Reinsurance balances payable                                 594         2,005          15,628     (1,101)
   Payable to issuing carriers                                  224        (5,916)         (6,163)    (1,142)
   Accounts payable and accrued expenses                      2,677         4,962          (1,450)     3,155
   Federal and state income taxes payable                    (2,999)         (872)            156       (739)
   Funds held under reinsurance agreements                    2,760         1,967             618     22,537
   Deferred compensation liability                                -             -               -       (964)
                                                          -----------   -----------    ----------- -----------
Net cash flows provided by operations                        35,977        15,323          97,488     60,863
                                                          -----------   -----------    ----------- -----------
Cash flows from investing activities:
Purchase of fixed assets                                     (1,110)         (671)         (3,530)    (2,242)
Purchases of investments:
   Fixed-maturity securities                                (50,678)      (26,696)       (125,538)   (80,226)
   Equity securities                                           (617)            -         (30,588)         -
Short-term investments, net                                       -          (209)              -        (19)
Sale of investments:
   Fixed-maturity securities                                  2,669        10,301          36,825     19,471
   Equity securities                                              -             -           1,972          -
                                                          -----------   -----------    ----------- -----------
Net cash flows used in investing activities                 (49,736)      (17,275)       (120,859)   (63,016)
                                                          -----------   -----------    ----------- -----------
Cash flows from financing activities:
 Repayment of redeemable preferred stock                          -             -               -     (1,500)
 Repayment of long-term debt -- CIT                               -          (225)              -       (638)
 Increase in notes receivable from related parties                -           (13)              -        (38)
 Dividends paid                                                (490)         (167)         (1,467)      (494)
 Exercise of stock options                                      165            20             245         20
                                                          -----------   -----------    ----------- -----------
 Net cash flows used in financing activities                   (325)         (385)         (1,222)    (2,650)
                                                          -----------   -----------    ----------- -----------
 Decrease in cash and cash equivalents                      (14,084)       (2,337)        (24,594)    (4,803)
 Cash and cash equivalents, beginning of period              44,692        18,466          55,201     20,932
                                                          -----------   -----------    ----------- -----------
 Cash and cash equivalents, end of period                  $ 30,608      $ 16,129       $  30,608   $ 16,129
                                                          ===========   ===========    =========== ===========
Supplemental disclosures of cash flow information:
 Cash paid for income taxes                                $  5,778      $  2,664       $   8,488   $  5,931
 Cash paid for interest                                    $    883      $    468       $   2,535   $  1,298

        See accompanying notes to the consolidated financial statements

                                Tower Group, Inc.
             Notes to Consolidated Financial Statements (Unaudited)



Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the information and disclosures required by generally accepted accounting principles ("GAAP") in the United States of America. These statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2004 and notes thereto included in the Company's Annual Report on Form 10-K filed on March 22, 2005. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company's financial position and results of operations. The results of operations for the three months and nine months ended September 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities required by GAAP. All significant inter-company balances have been eliminated. Business segment results are presented net of all material inter-segment transactions.


Purchase of Shell Company and Intangible Assets

     On March 25, 2005, Tower Group, Inc. closed on its purchase of the outstanding common stock of a shell insurance company, North American Lumber Insurance Company ("NALIC"), that was renamed Tower National Insurance Company. The purchase price was for $1,050,000 and included nine active state licenses and two inactive state licenses. The nine active states are New Jersey, Connecticut, Massachusetts, Rhode Island, Vermont, Maryland, Delaware, South Carolina and Wisconsin. The two inactive states are Pennsylvania and Maine. The inactive state licenses have an additional contingent purchase price of $75,000 per state payable upon license reactivation within one year of the closing. Prior to the closing, all liabilities and assets (other than insurance licenses) of Tower National Insurance Company were transferred to a liquidating trust. The Company capitalized this purchase as an intangible asset related to state licenses with an indefinite life subject to annual impairment testing. On July 25, 2005 the license for Pennsylvania was reactivated and the additional contingent purchase price of $75,000 was paid. The total amount capitalized as of September 30, 2005 was $1,225,000 and included the purchase price, legal fees and a broker's fee. As of September 30, 2005, Tower National Insurance Company was authorized to write business in the Commonwealth of Massachusetts, Delaware, Maryland, Pennsylvania and Vermont.


Agreement to Acquire a Shell Company

     On August 8, 2005, following its shell acquisition strategy, the Company announced its execution of an agreement to acquire MIIX Insurance Company of New York ("MIIX"), an insurance company with licenses in New York and New Jersey. Closing of the transaction is expected to occur by year end 2005 and is contingent upon a variety of conditions including approval of the transaction by the New York State Insurance Department. In the event of closing, the Company will pay $225,000 in cash at closing as well as an amount equal to MIIX's statutory surplus which was approximately $7.8 million as of December 31, 2004. MIIX has no net liabilities for insurance losses. MIIX's assets consist of U.S. Treasuries and cash.

Investments

     Segregated assets in trust accounts associated with reinsurance agreements amounted to $54.6 million as of September 30, 2005 and are included in invested assets. Additionally, as required by law, securities with a fair value of $2.6 million were on deposit with New York State regulatory authorities and $0.1 million with Massachusetts State regulatory authorities for Tower Insurance Company of New York. Securities with a fair value of $2.5 million were on deposit with Massachusetts state regulatory authorities for Tower National Insurance Company as of September 30, 2005.

     Investments in equity securities with readily determinable market values are considered to be available for sale and are reported at their estimated fair values. Investments in equity securities with no readily determinable market values are reported at cost. Included in equity securities at cost as of September 30, 2005 are common shares of a closed-end management investment company investing predominately in asset-backed securities and mortgage-backed securities with a cost of $19.0 million. Also included in equity securities at cost is an investment in a Real Estate Investment Trust ("REIT") with a cost of $5.0 million and an estimated fair value of $5.0 million. The estimated fair value for this security is determined based on recent trades and expected December IPO price for this security. This single REIT investment has not been registered under the Securities Act of 1933 and no active market exists for this investment.


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

     The components of intangible assets are summarized as follows:

                                                   Accumulated
                             Initial Balance       Amortization        Net
                             ---------------     --------------- ---------------
                                                ($ in thousands)
     September 30, 2005:
     Renewal rights            $1,250               $ (212)          $1,038
     Agency force               3,750                 (145)           3,605
     Insurance licenses         1,225                   --            1,225
                            ---------------     --------------- ---------------
                               $6,225               $ (357)          $5,868
                            ===============     =============== ===============


Dividends Declared

     Dividends declared by the Company on common stock for the three months ended September 30, 2005 were $489,000 or $0.025 per share and for the nine months ended September 30, 2005 were $1,467,000 or $0.075 per share.

     For the three months ended September 30, 2004, the dividends declared on Class A common stock were $78,000 or $0.0379 per share and the dividends declared on Class B common stock were $97,000 or $0.0379 per share. For the nine months ended September 30, 2004, the dividends declared on Class A common stock were $228,000 or $0.1137 per share and dividends declared on class B common stock were $282,000 or $0.1142 per share.


Earnings Per Share

     The following table shows the computation of the Company's earnings per share:


                                     Income                 Shares             Per Share
                                  (Numerator) (Denominator) Amount
                                 -------------           -------------       -------------
                                   ($ in thousands, except share and per share amounts)
Three Months Ended
September 30, 2005

Net Income                            $ 5,708
                                  -------------
Basic earnings per share                5,708               19,575,728          $0.29
                                  -------------           -------------      =============
Effect of dilutive securities:              -
     Stock options                          -                  317,178
     Unvested restricted stock              -                  184,353
     Warrants                               -                   84,614
                                  -------------           -------------
Diluted earnings per share            $ 5,708               20,161,873          $0.28
                                  =============           =============      =============

Three Months Ended
September 30, 2004

Net Income                            $ 2,478
                                  -------------
Basic earnings per share                2,478                4,502,831          $0.55
                                  -------------           -------------      =============

Effect of dilutive securities:
     Stock options                          -                  258,642
    Restricted stock                        -                   46,894
     Warrants                              21                1,049,999
                                  -------------           -------------
Diluted earnings per share            $ 2,499                5,858,366          $0.43
                                  =============           =============      =============

Nine Months Ended
September 30, 2005

Net Income                            $14,190
                                  -------------
Basic earnings per share               14,190               19,550,722          $0.73
                                  -------------           -------------      =============
Effect of dilutive securities:
     Stock options                          -                  300,225
     Unvested restricted stock              -                  199,760
     Warrants                               -                   68,573
                                  -------------           -------------
Diluted earnings per share            $14,190               20,119,280          $0.71
                                  =============           =============      =============

Nine Months Ended
September 30, 2004

Net Income                            $ 5,799
                                  -------------
Basic earnings per share                5,799                4,439,233          $1.31
                                  -------------           -------------      =============
Effect of dilutive securities:
     Stock options                          -                  258,681
     Unvested restricted stock              -                   46,894
     Warrants                              63                1,049,999
                                  -------------           -------------
Diluted earnings per share            $ 5,862                5,794,807          $1.01
                                  =============           =============      =============


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

     In December 2004, the Financial Accounting Standards Board issued the revised statement SFAS No. 123-R, an amendment to SFAS 123, which suspends APB 25 and requires that the cost of share-based payment transactions be recognized in the financial statements after the fiscal quarter beginning after June 15, 2005. The intended adoption by the Company of SFAS 123-R has been postponed to January 2006 per the Securities and Exchange Commission's rule amendment promulgated April 14, 2005, that allows calendar year-end companies to elect to implement SFAS 123-R at the start of their next fiscal year beginning after June 15, 2005. The implementation of SFAS 123-R is not expected to have a material effect on the Company's financial position or results of operations.

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

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                      --------------------------------------------------------------
                                                            2005            2004             2005            2004
                                                      ------------     ------------      ------------   ------------
                                                           ($ in thousands, except shares and per share amounts)

Net income                                            $      5,708      $    2,478      $    14,190     $     5,799
Deduct total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects                    (15)             --              (46)             --
                                                      ------------     ------------      ------------   ------------
Net income, pro-forma                                 $      5,693      $    2,478      $    14,144     $     5,799

Earnings Per Share

Basic - as reported                                   $       0.29      $     0.55      $      0.73     $      1.31
                                                      ============     ============      ============   ============
Basic - pro-forma                                     $       0.29      $     0.55      $      0.72     $      1.31
                                                      ============     ============      ============   ============
Diluted - as reported                                 $       0.28      $     0.43      $      0.71     $      1.01
                                                      ============     ============      ============   ============
Diluted - pro-forma                                   $       0.28      $     0.43      $      0.70     $      1.01
                                                      ============     ============      ============   ============
Weighted-Average Common Shares Outstanding
Basic                                                   19,575,728       4,502,831       19,550,722       4,439,233
Diluted                                                 20,161,873       5,858,366       20,119,280       5,794,807

During the third quarter of 2005, the Company issued 19,250 new common shares as the result of employee stock option exercises. For the nine months ended September 30, 2005, the Company issued 29,170 new common shares as the result of employee stock option exercises and 11,248 new common shares for its restricted stock grants for one senior officer and for its four independent directors.

The Company incurred restricted stock amortization expense of $95,000 net of tax for the three months ended September 30, 2005 and $305,000 net of tax for the nine months ended September 30, 2005 which has been included in reported net income for the third quarter of 2005 and the nine months ended September 30, 2005.


Changes in Estimates

     TICNY recorded favorable development in its net losses from prior accident years of $222,000 and $315,000 in the third quarter of 2005 and in the nine months ended September 30, 2005, respectively, compared to none in the third quarter of 2004 and in the nine months ended September 30, 2004. TICNY's changes in estimated sliding scale commission resulted in an increase in commission revenue of $7,000 in the third quarter of 2005 and a reduction in ceding commission revenue for prior years of $712,000 for the nine months ended September 30, 2005 compared to none in the third quarter of 2004 and in the nine months ended September 30, 2004. TRM's changes in estimated sliding scale commission resulted in an increase in commission revenue of $110,000 in the third quarter of 2005 and an increase in commission revenue of $487,000 in the nine months ended September 30, 2005, respectively, compared to none in the third quarter of 2004 and in the nine months ended September 30, 2004.

Segment Information

     The Company manages its operations through three business segments: insurance (commercial and personal lines underwriting), reinsurance and insurance services (managing general agency, claims administration and reinsurance intermediary operations).

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as described in the Company's most recently filed Form 10-K. The Company evaluates segment performance based on segment profit, which excludes investment income, realized gains and losses, interest expense, income taxes and incidental corporate expenses. The Company does not allocate assets to segments because such assets, which consist primarily of investments, are considered in total by management for decision-making purposes.

     Business Segments results are as follows:

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                               ----------------------------------------------------
                                                  2005          2004            2005         2004
                                               ---------     ---------       ---------    ---------
Insurance Segment Information                                      ($ in thousands)
Revenues
Net premiums earned                            $  44,940      $ 11,758       $111,767      $28,703
Ceding commission revenue                          6,845         9,375         18,021       30,426
Policy billing fees                                  227           172            653          504
                                               ---------     ---------       ---------    ---------
     Total revenues                               52,012        21,305        130,441       59,633
                                               ---------     ---------       ---------    ---------

Expenses
Net loss and loss adjustment expenses             26,293         7,276         65,870       17,885
Underwriting expenses                             20,309        11,231         51,671       34,759
                                               ---------     ---------       ---------    ---------
     Total expenses                               46,602        18,507        117,541       52,644
                                               ---------     ---------       ---------    ---------
Underwriting profit                            $   5,410      $  2,798       $ 12,900      $ 6,989
                                               =========     =========       =========    =========

Reinsurance Segment
Revenues
Net premiums earned                            $     384      $    324       $  1,166      $   824
                                               ---------     ---------       ---------    ---------
     Total revenues                                  384           324          1,166          824
                                               ---------     ---------       ---------    ---------

Expenses
Net loss and loss adjustment expenses                219           144            717          444
Underwriting expenses                                 52            46            136          177
                                               ---------     ---------       ---------    ---------
     Total expenses                                  271           190            853          621
Underwriting Profit                            $     113      $    134       $    313      $   203
                                               =========     =========       =========    =========

Insurance Services Segment
Revenues
Direct commission revenue from managing
 general agency                                $   2,022      $  2,043       $  6,713      $ 7,095
Claims administration revenue                      1,137         1,352          3,287        3,067
Reinsurance intermediary fees                        259           178            541          615
Policy billing fees                                    7             3             18            4
                                               ---------     ---------       ---------    ---------
     Total revenues                                3,425         3,576         10,559       10,781
                                               ---------     ---------       ---------    ---------

                                              Three Months Ended                   Nine Months Ended
                                                September 30,                       September 30,
                                      -----------------------------------------------------------------
                                          2005             2004                 2005            2004
                                      ----------       ----------            ----------      ----------
Insurance Segment Information                                  ($ in thousands)

Expenses
Direct commissions expense paid
 to producers                            1,143            1,438                3,528             4,875
Other insurance services
 expenses                                  472              576                1,412             1,937
Claims expense reimbursement to
 TICNY                                   1,135            1,345                3,276             2,987

    Total expenses                       2,750            3,359                8,216             9,799
                                      ----------       ----------            ----------      ----------
Insurance Services Pre-tax
 Income                                 $  675           $  217               $2,343            $  982
                                      ==========       ==========            ==========      ==========

     Underwriting expenses in the insurance segment are net of expense reimbursements that are made by the insurance services segment pursuant to an expense sharing agreement between TRM and TICNY. In accordance with the terms of this agreement, TRM reimburses TICNY for a portion of TICNY's underwriting and other expenses resulting from TRM's use of TICNY's personnel, facilities and equipment in underwriting insurance on behalf of TRM's issuing companies. The reimbursement for underwriting and other expenses is calculated as a minimum reimbursement of 5% of the premiums produced by TRM and is adjustable according to the terms of the agreement based on the number of policies in force and additional expenses that may be incurred by TRM. The amount of this reimbursement was $472,000 and $576,000 for the three months ended September 30, 2005 and September 30, 2004, respectively and $1,412,000 and $1,937,000 for the nine months ended September 30, 2005 and September 30, 2004, respectively. TRM also reimburses TICNY, at cost, for claims administration expenses pursuant to the terms of this expense sharing agreement. Claims expenses reimbursed by TRM were $1,135,000 and $1,345,000 for the three months ended September 30, 2005 and September 30, 2004, respectively and $3,276,000 and $2,987,000 for the nine months ended September 30, 2005 and September 30, 2004 respectively.

     The following table reconciles revenue by segment to consolidated revenue:

                                              Three Months Ended                   Nine Months Ended
                                                September 30,                       September 30,
                                      -----------------------------------------------------------------
                                          2005             2004                 2005            2004
                                      ----------       ----------            ----------      ----------
                                                               ($ in thousands)
Reconciliation

Revenues
Insurance segment                       $52,012         $21,305              $130,441          $59,633
Reinsurance segment                         384             324                 1,166              824
Insurance services segment                3,425           3,576                10,559           10,781
                                      ----------       ----------           ----------        ----------
Total segment revenue                    55,821          25,205               142,166           71,238
Investment income                         4,131           1,224                10,479            3,087
Realized capital gains/(losses)             (15)             35                   214               33
                                      ----------       ----------           ----------        ----------
Consolidated revenues                   $59,937         $26,464              $152,859          $74,358
                                      ==========       ==========           ==========        ==========

     The following table reconciles the results of the Company's individual segments to consolidated income before taxes:

                                                     Three Months Ended                       Nine Months Ended
                                                       September 30,                            September 30,
                                                   --------------------------------------------------------------
                                                        2005           2004                 2005          2004
                                                   ----------       ----------           ----------    ----------
                                                                            ($ in thousands)

Insurance segment underwriting profit                $ 5,410          $2,798              $12,900        $ 6,989
Reinsurance segment underwriting profit                  113             134                  313            203
                                                   ----------       ----------           ----------    ----------
Total underwriting profit                              5,523           2,932               13,213          7,192
Insurance services segment pre-tax
 income                                                  675             217                2,343            982
Net investment income                                  4,131           1,224               10,479          3,087
Net realized investment gains/(losses)                   (15)             35                  214             33
Corporate expenses                                      (234)            (27)                (980)           (86)
Interest expense                                      (1,296)           (752)              (3,567)        (2,127)
                                                   ----------       ----------           ----------    ----------
Income before income taxes                           $ 8,784          $3,629              $21,702        $ 9,081
                                                   ==========       ==========           ==========    ==========


Subsequent Events

     The Company received a request dated April 25, 2005 from Friedman, Billings, Ramsey Group, Inc. to file a registration statement under the Securities Act of 1933 to register the resale of the 500,000 shares purchased by it in the private placement that was effected concurrently with the initial public offering. The Company filed an S-1 Registration Statement on Form S-1 on August 19, 2005 and it was declared effective by the U.S. Securities and Exchange Commission on August 31, 2005. Prospectuses were filed with the SEC on September 9, 2005 and October 7, 2005. The Company filed post-effective amendments to its Registration Statement on November 1, 2005 and November 4, 2005.

     As of September 30, 2005 one of TICNY's reinsurers, PXRE Reinsurance Company, was downgraded to "A-" (Excellent) by A.M. Best as a result of losses from Hurricanes Katrina and Rita. TICNY's net exposure to PXRE was $36.2 million as of September 30, 2005. PXRE has initiated a capital raising initiative to minimize the effects of these losses and announced agreements to sell preferred shares and common shares for gross proceeds of $475 million as of October 3, 2005. The rating for PXRE Reinsurance Company remains under review with negative implications pending the outcome of this capital raising initiative.

     TICNY has no exposure to Hurricanes Katrina, Rita or Wilma.

     On October 20, 2005 a warrant to purchase 189,000 shares of Tower Group, Inc. held by Friedman, Billings, Ramsey & Co., Inc. ("FBR") became exercisable. On October 28, 2005 FBR requested an exercise of 132,300 warrants on a cashless basis and an exercise of 10,567 warrants on a cash basis. The Company is in the process of executing these warrant exercise requests.

     On November 4, 2005, the Company's Board of Directors approved a quarterly dividend of $0.025 per share payable December 27, 2005 to stockholders of record as of December 15, 2005.



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

     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
          o ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;
          o developments that may delay or limit our ability to enter new markets as quickly as we anticipate;
          o increased competition on the basis of pricing, capacity, coverage terms or other factors;
          o greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;
          o    the effects of acts of terrorism or war;
          o developments in the world's financial and capital markets that adversely affect the performance of our investments;
          o changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;
          o changes in the level of demand for our products and services, including new products and services;
          o changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;
          o changes in the percentage of our premiums written that we cede to reinsurers;
          o loss of the services of any of our executive officers or other key personnel;
          o    the effects of mergers, acquisitions and divestitures;
          o    changes in our ratings or in rating agency policies or practices;
          o changes in legal theories of liability under our insurance policies;
          o    changes in accounting policies or practices; and
          o changes in general economic conditions, including inflation, interest rates and other factors.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.


Consolidated Results of Operations

                                                        Three Months Ended                    Nine Months Ended
                                                          September 30,                         September 30,
                                            ---------------------------------------------------------------------------
                                                   2005             2004                  2005               2004
                                            --------------    --------------          --------------     --------------
                                                                         ($ in thousands)
Revenues

Earned premiums
Gross premiums earned                            $64,859          $38,325               $165,787             $111,589
Less: ceded premiums earned                      (19,535)         (26,243)               (52,854)             (82,062)
                                            --------------    --------------          --------------     --------------
Net premiums earned                               45,324           12,082                112,933               29,527
                                            --------------    --------------          --------------     --------------
Total commission and fee income                   10,497           13,123                 29,233               41,711
Net investment income                              4,131            1,224                 10,479                3,087
Net realized investment (losses) gains               (15)              35                    214                   33
                                            --------------    --------------          --------------     --------------
Total revenues                                    59,937           26,464                152,859               74,358
                                            --------------    --------------          --------------     --------------

Expenses

Net loss and loss adjustment expenses             26,512            7,420                 66,587               18,329
Operating expenses                                23,345           14,663                 61,003               44,821
Interest expenses                                  1,296              752                  3,567                2,127
                                            --------------    --------------          --------------     --------------
Total expenses                                    51,153           22,835                131,157               65,277
                                            --------------    --------------          --------------     --------------
Income before taxes                                8,784            3,629                 21,702                9,081
Federal and state income taxes                     3,076            1,151                  7,512                3,282
                                            --------------    --------------          --------------     --------------
Net Income                                        $5,708           $2,478                $14,190               $5,799
                                            ==============    ==============          ==============     ==============
Key Measure
Return on Average Equity                            16.5%            60.1%                  14.1%                49.1%
                                            ==============    ==============          ==============     ==============

Consolidated Results of Operations - Three Months Ended September 30, 2005 and 2004


     Total revenues. Total revenues increased by 126.5 % to $59.9 million for the three months ended September 30, 2005 compared to $26.5 million for the same period in 2004. The increase is primarily due to the increase in net premiums earned and net investment income. Net premiums earned represented 75.6% of total revenues for the three months ended September 30, 2005 compared to 45.7% for the same period in 2004. Net investment income, excluding realized capital gains, represented 6.9% and 4.6% of total revenues for the three months ended September 30, 2005 and, 2004, respectively. These increases were partially offset by lower total commission and fee income for the three months ended September 30, 2005 of $10.5 million, or 17.5% of total revenue, compared to $13.1 million, or 49.6% of total revenue, for the same period in 2004.

     Premiums earned. Net premiums earned increased by 275.1% to $45.3 million for the three months ended September 30, 2005 compared to $12.1 million for the same period in 2004. The increase in net premiums earned was due to the overall increase in gross premiums written in the third quarter of 2005 and a reduced ceding percentage under our quota share reinsurance agreement to 25% beginning October 1, 2004 from 60% for the first nine months of 2004 due to the increased capitalization of TICNY in the fourth quarter of 2004. In addition, net premiums earned in the third quarter of 2005 included approximately $1.8 million from the $13.1 million of unearned premiums as of December 31, 2004 that would have been ceded to Converium Reinsurance (North America) Inc. absent a novation of the reinsurance agreement in 2004. See "Insurance Segment Results of Operations" and "Reinsurance Segment Results of Operations" for further discussion of premiums.

     Commission and fee income. Total commission and fee income decreased by 20.0% to $10.5 million in the third quarter of 2005 compared to $13.1 million in the third quarter of 2004. This was due principally to a 27.0% decrease in ceding commission revenue in the third quarter of 2005 as a result of our decision to reduce the ceding percentage under our quota share reinsurance agreement to 25% compared to 60% in the third quarter of 2004. In the third quarter of 2005, the change in the estimated sliding scale commission rate for commissions earned in prior years in both the Insurance Segment and the Insurance Services Segment resulted in an increase in commission revenue of $116,000 compared to no change for the same period in 2004.

     Net investment income and realized gains. Net investment income increased by 237.5% to $4.1 million for the three months ended September 30, 2005 compared to $1.2 million for the same period in 2004. This resulted from an increase in invested assets to $340.9 million as of September 30, 2005 compared to $119.8 million as of September 30, 2004, excluding our investments in statutory business trusts underlying our trust preferred securities. The increase in invested assets in the third quarter of 2005 resulted from net cash flow provided by operations. Additionally, invested assets increased over their level of September 30, 2004 as a result of the net proceeds of $107.8 million from our initial public offering ("IPO") and concurrent private placement in October 2004 and the issuance of $26.8 million of subordinated debentures underlying trust preferred securities in December 2004. On a tax equivalent basis, the yield was 5.1% as of September 30, 2005 and 4.7% as of September 30, 2004.

     Net realized capital losses were $15,000 for the three months ended September 30, 2005 compared to net realized capital gains of $35,000 for the same period in 2004. Net realized capital losses resulted from the sale of corporate bonds from which the proceeds were reinvested in mortgage backed securities and tax exempt securities.

     There was no impact on net realized gains attributable to adjustments for other than temporary impairment of securities held during the three months ending September 30, 2005 and during the same period in 2004.

     Loss and loss adjustment expenses. Gross loss and loss adjustment expenses and the gross loss ratio for the insurance and reinsurance segments combined for the three months ended September 30, 2005 were $36.3 million and 56.0%, respectively, compared to $21.3 million and 55.7%, respectively, for the same period in 2004. The net loss ratio for the combined segments was 58.5% for the three months ended September 30, 2005 and 61.4% for the same period in 2004. The improvement in the net loss ratio in the third quarter of 2005 compared to the same period in 2004 was due primarily to the improvement in the net loss ratio in the insurance segment due to an increase in net premiums earned that reduced the effect of catastrophe reinsurance premiums on the net loss ratio. See "Insurance Segment Results of Operations" and "Reinsurance Segment Results of Operations" for further discussion.

     Operating expenses. Operating expenses increased by 59.2% to $23.3 million for the three months ended September 30, 2005 from $14.7 million for the same period in 2004. The increase was due primarily to the increase in underwriting expenses resulting from the growth in premiums earned in TICNY, costs related to the OneBeacon transaction, including establishing two new offices in Long Island and Western New York, additional staffing and compliance expenses incurred as a public company and an increase in insurance regulatory assessments.

     Interest expense. Our interest expense increased for the three months ended September 30, 2005 to $1.3 million compared to $0.8 million for the same period in 2004. The increase resulted from an increase in interest expense of $0.5 million on subordinated debentures underlying our trust preferred securities issued in December 2004 for $26.8 million and an increase of $0.1 million as a result of crediting reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables. These increases were partially offset by reductions of $0.1 million of interest expense on other borrowings and preferred stock repaid in the fourth quarter of 2004.

     Income tax expense. Our income tax expense was $3.1 million for the three months ended September 30, 2005 compared to $1.2 million for the same period in 2004. The effective income tax rate was 35.0% for the three months ending September 30, 2005 compared to 31.7% for the same period in 2004. A lower applicable Federal statutory tax rate of 34% in 2004 versus 35% in 2005 contributed to the lower effective income tax rate in 2004. Additionally, the effective tax rates were impacted by a recovery of prior period taxes in 2004 and higher state income taxes in 2005.

     Net income and return on average equity. Our net income and annualized return on average equity was $5.7 million and 16.5%, respectively, for the three months ended September 30, 2005 compared to $2.5 million and 60.1%, respectively, for the same period in 2004. Although net income increased 130.3% in the third quarter of 2005 compared to the third quarter of 2004, the lower return on average equity resulted from the significant increase in average stockholders' equity as our IPO and concurrent private placement were completed in the fourth quarter of 2004. For the third quarter of 2005, the return was calculated by dividing annualized net income of $22.8 million by an average stockholders' equity of $138.7 million. For the third quarter of 2004, the return was calculated by dividing annualized net income of $9.9 million by an average stockholders' equity of $16.5 million.

     Consolidated Results of Operations - Nine Months Ended September 30, 2005 and 2004


     Total revenues. Total revenues increased by 105.6% to $152.9 million for the nine months ended September 30, 2005 compared to $74.4 million for the same period in 2004. The increase is primarily due to the increase in net premiums earned and net investment income. Net premiums earned represented 73.9% of total revenues for the nine months ended September 30, 2005 compared to 39.7% for the same period in 2004. Net investment income, excluding realized capital gains, represented 6.9% and 4.2% of total revenues for the nine months ended September 30, 2005 and September 30, 2004, respectively. These increases were partially offset by lower total commission and fee income for the nine months ended September 30, 2005 of $29.2 million, or 19.1% of total revenue, compared to $41.7 million, or 56.1% of total revenue, for the same period in 2004.

     Premiums earned. Net premiums earned increased by 282.5% to $112.9 million for the nine months ended September 30, 2005 compared to $29.5 million for the same period in 2004. The increase in net premiums earned was due to the overall increase in gross premiums written through September 30, 2005 and a reduced ceding percentage under our quota share reinsurance agreement to 25% beginning October 1, 2004 compared to 60% in the first nine months of 2004. In addition, the net premiums earned in the first nine months of 2005 included approximately $11.0 million from the $13.1 million of unearned premiums as of December 31, 2004 that would have been ceded to Converium Reinsurance (North America) Inc. absent a novation of our reinsurance agreement in 2004. See "Insurance Segment Results of Operations" and "Reinsurance Segment Results of Operations" for further discussion of premiums.

     Commission and fee income. Total commission and fee income decreased by 29.9% to $29.2 million in the first nine months of 2005 compared to $41.7 million in the first nine months of 2004. This was due principally to a 40.8% decrease in ceding commission revenue in the first nine months of 2005 as a result of a reduced ceding percentage under our quota share reinsurance agreement to 25% in the first nine months of 2005 compared to 60% in the first nine months of 2004. For the nine months ended September 30, 2005, the change in the estimated sliding scale commission rate for commissions earned in prior periods in both the Insurance Segment and the Insurance Services Segment resulted in a net reduction of $225,000 of commission and fee income compared to no change for the same period in 2004.

     Net investment income and realized gains. Net investment income increased by 239.5% to $10.5 million for the nine months ended September 30, 2005 compared to $3.1 million for the same period in 2004. This resulted from an increase in invested assets to $340.9 million as of September 30, 2005 compared to $119.8 million as of September 30, 2004, excluding our investments in statutory business trusts underlying our trust preferred securities. Net cash flow provided by operations of $97.5 million contributed to the increase in invested assets. Additionally, invested assets increased over 2004 as a result of the net proceeds of $107.8 million from our initial public offering ("IPO") and concurrent private placement in October 2004 and the issuance of $26.8 million of subordinated debentures underlying trust preferred securities in December 2004. On a tax equivalent basis, the yield was 5.1% as of September 30, 2005 and 4.7% as of September 30, 2004.

     Net realized capital gains were $214,000 in the first nine months ended September 30, 2005 compared to net realized capital gains of $33,000 for the same period in 2004. The increase in net realized capital gains was the result of the sale of common stocks and corporate bonds from which the proceeds were reinvested into higher yielding securities.

     There was no impact on net realized gains attributable to adjustments for other than temporary impairment of securities held during the nine months ending September 30, 2005 and during the same period in 2004.

     Loss and loss adjustment expenses. Gross loss and loss adjustment expenses and the gross loss ratio for the insurance and reinsurance segments combined for the nine months ended September 30, 2005 were $93.8 million and 56.6%, respectively, compared to $63.7 million and 57.1%, respectively, for the same period in 2004. The net loss ratio for the combined segments was 59.0% for the nine months ended September 30, 2005 and 62.1% for the same period in 2004. The improvement in the net loss ratio in the first nine months of 2005 compared to the same period in 2004 was due primarily to the improvement in the net loss ratio in the insurance segment due to an increase in net premiums earned that reduced the effect of catastrophe reinsurance premiums on the net loss ratio. See "Insurance Segment Results of Operations" and "Reinsurance Segment Results of Operations" for further discussion.

     Operating expenses. Operating expenses increased by 36.1% to $61.0 million for the nine months ended September 30, 2005 from $44.8 million for the same period in 2004. The increase was due primarily to the increase in underwriting expenses resulting from the growth in premiums earned in TICNY, costs related to the OneBeacon transaction, including establishing two new offices in Long Island and Western New York, additional staffing, compliance expenses incurred as a public company and an increase in insurance regulatory assessments.

     Interest expense. Our interest expense increased for the nine months ended September 30, 2005 to $3.6 million compared to $2.1 million for the same period in 2004. The increase resulted from an increase in interest expense of $1.4 million on subordinated debentures underlying our trust preferred securities issued in December 2004 for $26.8 million and $0.3 million as a result of crediting reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables. This increase was offset by reductions of $0.4 million of interest expense on other borrowings and preferred stock repaid in the fourth quarter of 2004.

     Income tax expense. Our income tax expense was $7.5 million for the nine months ended September 30, 2005 compared to $3.3 million for the same period in 2004. The increased income tax expense was due primarily to the increase in income before income taxes. The effective income tax rate was 34.6% for the nine months ending September 30, 2005 compared to 36.1% for the same period in 2004. The effective tax rate in 2005 was lower due to a proportionally larger benefit of $2.4 million of tax-exempt interest income for the first nine months of 2005 as compared to $0.3 million for the same period in 2004. This was partially offset by the Federal statutory tax rate of 35% for the first nine months of 2005 compared to 34% for the same period of 2004.

     Net income and return on average equity. Our net income and annualized return on average equity was $14.2 million and 14.1%, respectively, for the nine months ended September 30, 2005 compared to $5.8 million and 49.1%, respectively, for the same period in 2004. Although net income increased 144.7% in the first nine months of 2005 compared to the first nine months of 2004, the lower return on average equity resulted from the significant increase in average stockholders' equity as our IPO and concurrent private placement were completed in the fourth quarter of 2004. For the first nine months of 2005, the return was calculated by dividing annualized net income of $18.9 million by an average stockholders' equity of $134.7 million. For the first nine months of 2004, the return was calculated by dividing annualized net income of $7.7 million by an average stockholders' equity of $15.8 million.


Insurance Segment Results of Operations

                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                  September 30,
                                                            --------------------------------------------------------------
                                                                 2005            2004             2005           2004
                                                            --------------  --------------   -------------- --------------
                                                                              ($ in thousands)
Revenues
Earned premiums
   Gross premiums earned                                        $ 64,441    $ 37,957           $ 164,520       $110,640
   Less: ceded premiums earned                                   (19,501)    (26,199)            (52,753)       (81,937)
                                                            --------------  --------------   -------------- --------------
   Net premiums earned                                            44,940      11,758             111,767         28,703
Ceding commission revenue                                          6,845       9,375              18,021         30,426
Policy billing fees                                                  227         172                 653            504
                                                            --------------  --------------   -------------- --------------
Total                                                             52,012      21,305             130,441         59,633

Expenses
Loss and loss adjustment expenses
   Gross loss and loss adjustment expenses                        36,166      21,216              93,675         63,325
   Less: ceded loss and loss adjustment expenses                  (9,873)    (13,940)            (27,805)       (45,440)
                                                            --------------  --------------   -------------- --------------
   Net loss and loss adjustment expenses                          26,293       7,276              65,870         17,885
Underwriting expenses
   Direct commission expense                                      10,131       6,303              27,194         18,493
   Other underwriting expenses                                    10,178       4,928              24,477         16,266
                                                            --------------  --------------   -------------- --------------
Total underwriting expenses                                       20,309      11,231              51,671         34,759
                                                            --------------  --------------   -------------- --------------
Underwriting Profit                                             $  5,410    $  2,798           $  12,900       $  6,989
                                                            ==============  ==============   ============== ==============
Key Measures
Premiums written
   Gross premiums written                                       $ 72,483    $ 42,082           $ 220,419       $125,181
   Less: ceded premiums written                                  (21,397)    (26,665)            (65,453)       (79,196)
                                                            --------------  --------------   -------------- --------------
   Net premiums written                                         $ 51,086    $ 15,417           $ 154,966       $ 45,985
                                                            ==============  ==============   ============== ==============
Loss Ratios
Gross                                                               56.1%       55.9%               56.9%          57.2%
Net                                                                 58.5%       61.9%               58.9%          62.3%
Accident Year Loss Ratio
Gross                                                               56.5%       57.5%               57.2%          57.5%
Net                                                                 59.0%       61.7%               59.2%          62.2%
Underwriting Expense Ratios
Gross                                                               31.2%       29.1%               31.0%          31.0%
Net                                                                 29.5%       14.3%               29.5%          13.3%
Combined Ratios
Gross                                                               87.3%       85.0%               87.9%          88.2%
Net                                                                 88.0%       76.2%               88.4%          75.6%

Insurance Segment Results of Operations - Three Months Ended September 30, 2005 and 2004

     Gross premiums. Gross premiums written increased by 72.2% to $72.5 million for the three months ended September 30, 2005 compared to $42.1 million for the same period in 2004. Gross premiums earned increased by 69.8% to $64.4 million for the three months ended September 30, 2005 compared to $38.0 million for the same period in 2004. Factors contributing to these increases include a 28.9% increase in the number of policies in force as of September 30, 2005 compared to September 30, 2004 and premium increases on renewed business which averaged 5.1% in personal lines and 4.5% in commercial lines in the third quarter of 2005. The retention rate was 92% for personal lines and 84% for commercial lines. Additionally, premiums written on business subject to the OneBeacon renewal rights agreement, entered into in September 2004, amounted to $8.2 million during the third quarter of 2005. New business written during the third quarter of 2005 through former OneBeacon producers that we appointed in connection with the renewal rights transaction was $3.8 million. Also, due to the upgrade in TICNY's A.M. Best rating to "A-" (Excellent) from "B++" (Very Good), certain policies in the more rating sensitive large lines and middle market programs in our Insurance Services Segment were renewed in the Insurance Segment.

     Ceded premiums. Ceded premiums written decreased by 19.8% to $21.4 million for the three months ended September 30, 2005 compared to $26.7 million for the same period in 2004 as a result of our decision to lower the ceding percentage under the quota share reinsurance agreement to 25% beginning October 1, 2004 from 60% for the first nine months of 2004 in consideration of the increased capitalization of our insurance company from the IPO. Notwithstanding the lower ceding percentage, ceded premiums written decreased only 19.8% due to the 72.2% increase in gross premiums written.

     Net premiums. Net premiums written increased by 231.4% to $51.1 million for the three months ended September 30, 2005 compared to $15.4 million for the same period in 2004. This percentage increase was greater than the percentage increase in gross premiums written due to the decrease in the ceding percentage from 60% for the three months ended September 30, 2004 to 25% in the three months ended September 30, 2005. Similarly, net premiums earned increased by 282.2% to $44.9 million for the three months ended September 30, 2005 compared to $11.8 million in the same period in 2004. In addition, net premiums earned in the third quarter of 2005 included approximately $1.8 million from the $13.1 million of retained unearned premiums as of December 31, 2004 that would have been ceded to Converium Reinsurance (North America) Inc. absent a novation of the reinsurance agreement in 2004.

     Ceding commission revenue. Ceding commission revenue decreased by 27.0% to $6.8 million for the three months ended September 30, 2005 compared to $9.4 million for the same period in 2004 due to the reduction in the quota share ceding percentage...

     Loss and loss adjustment expenses and loss ratio. Gross and net loss and loss adjustment expenses were $36.2 million and $26.3 million, respectively, for the three months ended September 30, 2005 compared with $21.2 million and $7.3 million, respectively, for the same period in 2004. Our gross and net loss ratios were 56.1% and 58.5%, respectively, for the three months ended September 30, 2005 as compared with 55.9% and 61.9% for the same period in 2004. The decrease in the net loss ratio in the third quarter of 2005 compared to the same period in 2004 resulted from the increase in net premiums earned which reduced the proportional effect of catastrophe reinsurance premiums on the net loss ratio. We ceded catastrophe reinsurance premiums equal to 2.2% of net premiums earned during the three months ended September 30, 2005 compared to 8.1% during the same period in 2004. There was a favorable development of $270,000 on prior years' gross loss reserves and $210,000 on a net basis in the third quarter of 2005 compared to $607,000 gross favorable development and minimal net adverse development in the same period for 2004. Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing between TICNY and TRM. See "Insurance Services Segment Results of Operations" for the amounts of loss and loss adjustment expense reimbursements.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $20.3 million for the three months ended September 30, 2005 as compared with $11.2 million for the same period in 2004. Our gross expense ratio was 31.2% for the three months ended September 30, 2005 as compared with 29.1% for the same period in 2004.

     The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 15.7% for the three months ended September 30, 2005, compared to 16.6% for the same period in 2004. This decrease resulted from an increase in premiums in our large lines and middle market programs previously placed through our Insurance Services Segment that generally carry a lower direct commission rate.

     The underwriting expense portion of the gross expense ratio was 15.4% for the three months ended September 30, 2005 as compared to 12.5% for the same period in 2004. This increase resulted from the timing of certain expenses relating primarily to insurance regulatory assessments and compliance costs related to being a public company.

     The net underwriting expense ratio was 29.5% for the three months ended September 30, 2005 as compared to 14.3% for the same period in 2004. This increase was due primarily to the reduced effects of ceding commission revenue on lowering the gross expense ratio as a result of the reduction in the quota share ceding percentage.

     Underwriting profit and combined ratio. The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $5.4 million in the third quarter of 2005 and $2.8 million in the same period in 2004. The gross combined ratio was 87.3% for the three months ended September 30, 2005 as compared with 85.0% for the same period in 2004. The increase in the gross combined ratio in the third quarter of 2005 resulted primarily from an increase in the gross underwriting expense ratio. The net combined ratio was 88.0% for the three months ended September 30, 2005 as compared to 76.2% for the same period in 2004. The increase in the net combined ratio resulted from an increase in the net expense ratio primarily due to the effects of reduced ceding commission revenue. Notwithstanding the increase in net combined ratio for the third quarter 2005, underwriting profits increased as compared to the same period in 2004 due to the overall increase in net premiums earned.


Insurance Segment Results of Operations - Nine Months Ended September 30, 2005 and 2004

     Gross premiums. Gross premiums written increased by 76.1% to $220.4 million for the nine months ended September 30, 2005 compared to $125.2 million for the same period in 2004. Gross premiums earned increased by 48.7% to $164.5 million for the nine months ended September 30, 2005 compared to $110.6 million for the same period in 2004. Factors contributing to these increases include a 28.9% increase in the number of policies in force as of September 30, 2005 compared to September 30, 2004 and premium increases on renewed business which averaged 8.3% in personal lines and 5.0% in commercial lines in the first nine months of 2005. The retention rate was 90% for personal lines and 84% for commercial lines. Additionally, premiums written on business subject to the OneBeacon renewal rights agreement, entered into in September 2004, amounted to $26.6 million during the first nine months of 2005. New business written during the first nine months of 2005 through former OneBeacon producers that we appointed in connection with the renewal rights transaction amounted to $12.4 million. Also, due to the rating upgrade in TICNY's rating from A.M. Best to "A-" (Excellent) from "B++" (Very Good), certain policies in the more rating sensitive large lines and middle market programs in our Insurance Services Segment were renewed in our Insurance Segment.

     Ceded premiums. Ceded premiums written decreased by 17.4% to $65.5 million for the nine months ended September 30, 2005 compared to $79.2 million for the same period in 2004 as a result of our decision to lower the ceding percentage under the quota share reinsurance agreement. Notwithstanding the lower ceding percentage, ceded premiums written decreased only 17.4% due to the 76.1% increase in gross premiums written.

     Net premiums. Net premiums written increased by 237.0% to $155.0 million for the nine months ended September 30, 2005 compared to $46.0 million for the same period in 2004. This percentage increase was greater than the percentage increase in gross premiums written due to the decrease in the ceding percentage from 60% in the nine months ended September 30, 2004 to 25% in the nine months ended September 30, 2005. Similarly, net premiums earned increased by 289.4% to $111.8 million in the nine months ended September 30, 2005 compared to $28.7 million in the same period in 2004. In addition, net premiums earned in the first nine months of 2005 included approximately $11.0 million from the $13.1 million of retained unearned premiums as of December 31, 2004 that would have been ceded to Converium Reinsurance (North America) Inc. absent a novation of the reinsurance agreement in 2004.

     Ceding commission revenue. Ceding commission revenue decreased by 40.8% to $18.0 million for the nine months ended September 30, 2005 compared to $30.4 million for the same period in 2004 due to the reduction in the quota share ceding percentage. An increase in the ceded loss ratio on prior years' quota share treaty resulted in a further decrease in ceding commission revenue of $712,000 in the first nine months of 2005.

     Loss and loss adjustment expenses and loss ratio. Gross and net losses and loss adjustment expenses were $93.7 million and $65.9 million, respectively, for the nine months ended September 30, 2005 compared with $63.3 million and $17.9 million, respectively, for the same period in 2004. Our gross and net loss ratios were 56.9% and 58.9%, respectively for the nine months ended September 30, 2005 as compared with 57.2% and 62.3%, respectively, for the same period in 2004. The decrease in the net loss ratio in the first nine months of 2005 compared to the same period in 2004 resulted from the lower gross loss ratio and the increase in net premiums earned which reduced the proportional effect of catastrophe reinsurance premiums on the net loss ratio. We ceded catastrophe reinsurance premiums equal to 2.8% of net premiums earned during the nine months ended September 30, 2005 compared to 9.4% during the same period in 2004. There was favorable development from prior years' loss reserves on both a gross and net basis of approximately $388,000 and $331,000, respectively, in the first nine months of 2005 compared to $332,000 gross favorable development and minimal net adverse development in the same period in 2004. Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing arrangement between TICNY and TRM. See "Insurance Services Segment Results of Operations" for the amounts of loss and loss adjustment expense reimbursements.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $51.7 million for the nine months ended September 30, 2005 as compared with $34.8 million for the same period in 2004. Our gross expense ratio was 31.0% for the nine months ended September 30, 2005 and for the same period in 2004.

     The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 16.5% for the nine months ended September 30, 2005, compared to 16.7% for the same period in 2004. This decrease was due primarily to the large lines and middle market programs written in the Insurance Segment that were previously placed through the Insurance Services Segment. This decrease was mitigated by an increase in producer contingent commission expense.

     The underwriting expense portion of the gross expense ratio was 14.5% for the nine months ended September 30, 2005 as compared to 14.3% for the same period in 2004. This ratio, which had been trending downward this year in comparison to 2004, increased slightly in the third quarter of 2005 due to the timing of insurance regulatory assessments and public company compliance costs resulting in a slight increase for the nine months ended September 30, 2005 as compared to the same period in 2004.

     The net underwriting expense ratio was 29.5% for the nine months ended September 30, 2005 as compared to 13.3% for the same period in 2004. This increase was due primarily to the reduced effects of ceding commission revenue on lowering the gross expense ratio as a result of the reduction in the quota share ceding percentage from 60% in the first nine months of 2004 to 25% in the first nine months of 2005.

     Underwriting profit and combined ratio. The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $12.9 million in the first nine months of 2005 and $7.0 million in the same period in 2004. The gross combined ratio was 87.9% for the nine months ended September 30, 2005 as compared with 88.2% for the same period in 2004. The decrease in the gross combined ratio in the first nine months of 2005 resulted from a decrease in the gross loss ratio. The net combined ratio was 88.4% for the nine months ended September 30, 2005 as compared to 75.6% for the same period in 2004. The increase in the net combined ratio resulted from an increase in the net expense ratio primarily due to the effects of reduced ceding commission revenue. Notwithstanding the increase in net combined ratio for the first nine months of 2005, underwriting profit increased due to the overall increase in net premiums earned.

Reinsurance Segment Results of Operations

                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                       September 30,
                                                      -------------------------------------------------------------
                                                          2005             2004                2005        2004
                                                      -----------      -----------        -----------   -----------
                                                                         ($ in thousands)
Revenues
Premiums earned
   Gross premiums earned                                $    418      $       368          $    1,267  $      949
   Less: ceded premiums earned                               (34)             (44)               (101)       (125)
                                                      -----------      -----------        -----------   -----------
   Net premiums earned                                       384              324               1,166         824
                                                      -----------      -----------        -----------   -----------
Total
Expenses
Loss and loss adjustment expenses
   Gross loss and loss adjustment expenses                   167              124                 153         424
   Less: ceded loss and loss adjustment expenses              52               20                 564          20
                                                      -----------      -----------        -----------   -----------
   Net loss and loss adjustment expenses                     219              144                 717         444
Underwriting expenses
   Ceding commission expense                                   4               10                  17          37
   Other underwriting expenses                                48               36                 119         140
                                                      -----------      -----------        -----------   -----------
Total underwriting expenses                                   52               46                 136         177
                                                      -----------      -----------        -----------   -----------
Underwriting Profit                                     $    113      $       134          $      313  $      203
                                                      ===========      ===========        ===========   ===========
Key Measures
Premiums written
   Gross premiums written                               $    338      $       317          $    1,076  $    1,078
   Less: ceded premiums written                              (33)             (31)               (105)        (78)
                                                      -----------      -----------        -----------   -----------
   Net premiums written                                 $    305      $       286          $      971  $    1,000
                                                      ===========      ===========        ===========   ===========
Loss Ratios
Gross                                                       40.0%            33.7%               12.1%       44.7%
Net                                                         57.0%            44.4%               61.5%       53.9%
Accident Year Loss Ratios
Gross                                                       55.0%            45.1%               55.2%       49.2%
Net                                                         59.9%            51.2%               60.0%       56.7%
Underwriting Expense Ratios
Gross                                                       12.6%            12.6%               10.8%       18.7%
Net                                                         13.7%            14.3%               11.7%       21.5%
Combined Ratios
Gross                                                       52.5%            46.3%               22.8%       63.3%
Net                                                         70.7%            58.8%               73.2%       75.4%

Reinsurance Segment Results of Operations- Three Months Ended September 30, 2005 and 2004

     Gross premiums. Gross premiums written, which are premiums assumed on an excess of loss basis on business produced by TRM for its issuing companies in the Insurance Service Segment, increased by 6.6% to $338,000 for the three months ended September 30, 2005 as compared to $317,000 for the same period in 2004. This increase was due principally to higher average premium rates in the third quarter of 2005 compared to the same period of 2004 but the increase was mitigated by a decrease in the premiums produced by TRM primarily due to certain policies in the more rating sensitive middle market and large lines programs that were renewed in the Insurance Segment. The increase in gross premiums earned resulted from a significant increase in premiums written in the later part of 2004 which are being earned in 2005.

     Net premiums. Net premiums written increased 6.6% to $305,000 for the three months ended September 30, 2005 as compared to $286,000 for the same period in 2004 which was in line with the increase in gross premiums written. However, net premiums earned increased by 18.5% to $384,000 for the three months ended September 30, 2005 as compared to $324,000 for the same period in 2004 as a result of a 13.6% increase in gross premiums earned.

     Loss and loss adjustment expenses and loss ratio. Gross loss and loss adjustment expenses were $167,000 for the three months ended September 30, 2005 as compared to $124,000 for the same period in 2004. Net losses were $219,000 for the three months ended September 30, 2005 as compared to $144,000 for the same period in 2004. The gross loss ratio was 40.0% in the third quarter of 2005 compared to 33.7% in the same period in 2004. There was favorable development on prior years' loss reserves that was reflected in the gross calendar year loss ratio in the third quarter of 2005. This was outweighed, however, by a higher loss ratio on the current accident year assumed business and the release of ceded reserves from prior years' resulting in an increase in the third quarter 2005 net loss ratio over the same period in 2004.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses for the reinsurance segment are comprised of ceding commission expense paid to TRM's issuing companies and other third-party reinsurers to acquire premiums and this segment's allocated share of other underwriting expenses. The net underwriting expense ratio decreased to 13.7% for the three months ended September 30, 2005 from 14.3% for the same period due to a lower ceding commission expense. A commission is paid on only a small portion of the premiums earned.

     Underwriting profit and combined ratio. The underwriting profit from assumed reinsurance for the third quarter of 2005 was $113,000 compared to $134,000 for the third quarter of 2004. The net combined ratio was 70.7% for the third quarter of 2005 compared to 58.8% for the third quarter of 2004. The higher net combined ratio for the third quarter of 2005 resulted from the higher net loss ratio as explained above.

     The gross combined ratio increased to 52.5% for the third quarter of 2005 compared to 46.3% for the third quarter of 2004 due to an increase in the gross loss ratio to 40.0% for the third quarter of 2005 compared to 33.7% for the third quarter of 2004.


Reinsurance Segment Results of Operations - Nine Months Ended September 30, 2005 and 2004


     Gross premiums. Gross premiums written decreased by 0.2% to $1,076,000 for the nine months ended September 30, 2005 as compared to $1,078,000 for the same period in 2004. This was due to the decrease in the premiums produced by TRM for its issuing companies, primarily due to certain policies in the more rating sensitive middle market and large lines programs renewing in the Insurance Segment offset in part by higher premium rates.

     Net premiums. Net premiums written decreased 2.9% to $971,000 for the nine months ended September 30, 2005 as compared to $1,000,000 for the same period in 2004. However, net premiums earned increased by 41.5% to $1,166,000 for the nine months ended September 30, 2005 as compared to $824,000 for the same period in 2004 as a result of a 33.5% increase in gross premiums earned. The increase in gross premiums earned resulted from an increase in premiums written in the later part of 2004 and being earned in 2005.

     Loss and loss adjustment expenses and loss ratio. Gross loss and loss adjustment expenses were $153,000 for the nine months ended September 30, 2005 as compared to $424,000 for the same period in 2004. Net losses were $717,000 for the nine months ended September 30, 2005 as compared to $444,000 for the same period in 2004. The gross loss ratio was 12.1% in the first nine months of 2005 compared to 44.7% in the same period in 2004 due to a favorable prior year loss reserve development of $547,000 in 2005. The favorable development did not affect the net loss ratio as significantly because we had lower net retentions for those accident years sharing the favorable development. In 2002, we discontinued ceding business in this segment to the quota share reinsurance agreements. Accordingly, the minor amount of negative ceded losses ($20,000) for the nine months ended September 30, 2004 resulted from favorable development on ceded loss reserves under prior years' quota share reinsurance agreements.

     Underwriting expenses and underwriting expense ratio. Gross underwriting expenses decreased for the nine months ended September 30, 2005 to $136,000 as compared to $177,000 for the same period in 2004. Our net underwriting expense ratio decreased to 11.7% for the nine months ended September 30, 2005 from 21.5% for the same period in 2004. The decrease in both the gross and net underwriting expense ratios was due to lower ceding commission expenses as a smaller portion of the premiums earned pay a commission and lower other underwriting expenses due to the reduced allocation of expenses to the reinsurance segment.

     Underwriting profit and combined ratio. The underwriting profit from assumed reinsurance for the first nine months of 2005 was $313,000 compared to $203,000 for the same period of 2004. The net combined ratio was 73.2% for the first nine months of 2005 compared to 75.4% for the same period of 2004. The lower net combined ratio for the first nine months of 2005 was the result of a lower net underwriting expense ratio as explained above.

     The gross combined ratio decreased to 22.8% for the first nine months of 2005 compared to 63.3% for the same period of 2004 due to the lower gross loss ratio for the first nine months of 2005 as explained above and to a reduction in the gross underwriting expense ratio due to lower ceding commission expenses and other underwriting expenses in the first nine months of 2005 compared to the same period in 2004.


Insurance Services Segment Results of Operations

                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30,                September 30,
                                                             -----------------------------------------------------------
                                                                  2005          2004            2005            2004
                                                             ------------   ------------    ------------    ------------
                                                                                 ($ in thousands)
Revenues
Direct commission revenue from managing general agency          $ 2,022       $ 2,043         $ 6,713         $ 7,095
Claims administration revenue                                     1,137         1,352           3,287           3,067
Reinsurance intermediary fees (1)                                   259           178             541             615
Policy billing fees                                                   7             3              18               4
                                                             ------------   ------------    ------------    ------------
Total Revenues                                                    3,425         3,576          10,559          10,781
                                                             ------------   ------------    ------------    ------------
Expenses
Direct commissions expense paid to producers                      1,143         1,438           3,528           4,875
Other insurance services expenses (2)                               472           576           1,412           1,937
Claims expense reimbursement to TICNY                             1,135         1,345           3,276           2,987
                                                             ------------   ------------    ------------    ------------
Total Expenses                                                    2,750         3,359           8,216           9,799
                                                             ------------   ------------    ------------    ------------
Insurance Services Pre-tax Income                               $   675       $   217         $ 2,343         $   982
                                                             ============   ============    ============    ============
Premium produced by TRM on behalf of issuing companies          $ 8,013       $10,285         $24,888         $35,289
                                                             ============   ============    ============    ============

(1)The reinsurance intermediary fees include commissions earned for placement of reinsurance on behalf of TICNY.

(2)Consists of underwriting expenses reimbursed to TICNY pursuant to an expense sharing agreement.


Insurance Services Segment Results of Operations - Three Months Ended September 30, 2005 and 2004

     Total revenues. Total revenues for the insurance services segment were $3.4 million for the three months ended September 30, 2005 as compared with $3.6 million for the same period in 2004. The principal components of total revenues for our insurance services segment are direct commission revenue, claims administration revenue and reinsurance intermediary fees. The decrease in total revenues was primarily due to claims administration fees that decreased by 15.9% to $1.1 million for the third quarter of 2005 compared to $ 1.4 million in the third quarter of 2004 due to fewer hours associated with claims handled for issuing carriers. Direct commission revenue of $2.0 million for the third quarter of 2005 was the same compared to the third quarter of 2004. (See discussion regarding direct commission revenue below.) Although the quota share ceded premiums declined in the third quarter of 2005 as compared to the same period in 2004, reinsurance intermediary fees increased by 45.5% to $259,000 in the third quarter of 2005 compared to $178,000 in the same period of last year due to adjustments related to a prior year's reinsurance contract. Premiums produced during the third quarter of 2005 on business subject to the renewal rights agreement with OneBeacon amounted to $1.3 million. New business produced through former OneBeacon producers that we appointed in connection with the renewal rights transaction amounted to $0.5 million during the third quarter of 2005.

     Direct commission revenue is dependent upon the premiums and losses on business produced by TRM on behalf of its issuing companies. For the third quarter of 2005 direct commission revenues were approximately the same as in the third quarter of 2004 despite the 22.1% decrease in premiums produced by TRM, as certain policies in the more rating sensitive large lines and middle market programs in our Insurance Services Segment were renewed in the Insurance Segment following the upgrade in TICNY's A.M. Best rating to "A-" (Excellent) from "B++" (Very Good). The effect of the decrease in premiums produced on direct commission revenue was offset by an increase in the composite commission rate to approximately 23.9% for the third quarter of 2005 compared to 19.9% for the third quarter of 2004, primarily due to a greater mix of premiums in the small and middle market programs that carry a higher commission rate. In addition, TRM's direct commission revenue in the third quarter of 2005 was increased by $110,000 resulting from favorable loss development on the premiums produced in prior years.

     Direct commission expense. TRM's direct commission expense rate was 14.3% for the third quarter of 2005 compared to 14.0% for the third quarter of 2004. This increase was due to a 10% increase in premiums produced in the small business program that has a higher direct commission.

     Other insurance services expenses. The amount of reimbursement for underwriting expenses by TRM to TICNY in the third quarter of 2005 was $0.5 million as compared to $0.6 million in the third quarter of 2004. The decrease resulted from the decrease in premiums produced.

     Claims expense reimbursement. The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY was $1.1 million in the third quarter of 2005 as compared to $1.3 million in the third quarter of 2004 due to a decrease in the number of claims handled.

     Pre-tax income. Pre-tax income in the third quarter of 2005 increased by 211.1% to $0.7 million as compared to $0.2 million in the third quarter of 2004 due to the increase in the direct commission revenue rate and the additional sliding scale commission on business produced in prior years.



Insurance Services Segment Results of Operations -Nine Months Ended September 30, 2005 and 2004

     Total revenues. Total revenues for the insurance services segment were $10.6 million for the nine months ended September 30, 2005 as compared with $10.8 million for the same period in 2004. The decrease in total revenues was primarily due to a 5.4% reduction in direct commission revenue to $6.7 million for the first nine months of 2005 compared to $7.1 million for the same period of 2004 and to a 12.0% decrease in reinsurance intermediary fees to $541,000 in the first nine months of 2005, compared to $615,000 in the same period of 2004 due to the reduction in the quota share treaty ceding percentages. Claims administration revenue increased by 7.2% to $3.3 million for the first nine months of 2005 as compared to $3.1 million for the same period of 2004. Premiums produced during the first nine months of 2005 on business subject to the renewal rights agreement with OneBeacon amounted to $4.5 million. New business produced through former OneBeacon producers that we appointed in connection with the renewal rights transaction amounted to $1.3 million during the first nine months of 2005.

     For the first nine months of 2005 the decrease in direct commission revenues resulted from a 29.5% decrease in premiums produced by TRM as certain policies were renewed in the Insurance Segment. This was partially offset by additional commission income of $488,000 resulting from favorable loss development on the premiums produced in prior years. The composite commission revenue rate increased to 25.0% for the first nine months of 2005 compared to 20.1% for the same period in 2004 due to the greater mix of premiums produced in the small and middle market programs that carry a higher commission rate.

     Direct commission expense. TRM's direct commission expense rate was 14.2% for the first nine months of 2005 compared to 13.8% for the same period last year. This was due to the 23% increase in TRM's small market program and an 8% increase in its middle markets program for the first nine months of 2005. The small and middle market programs carry a higher commission rate than the large market program.

     Other insurance services expenses. The amount of reimbursement for underwriting expenses by TRM to TICNY in the first nine months of 2005 was $1.4 million as compared to $1.9 million in the same period of 2004. The decrease resulted from the 29.5% decrease in premiums produced.

     Claims expense reimbursement. The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY in the first nine months of 2005 was $3.3 million as compared to $3.0 million in the same period of 2004 due to an increase in the number of claims handled.

     Pre-tax income. Pre-tax income in the first nine months of 2005 increased by 138.6% to $2.3 million as compared to $1.0 million in the same period of 2004 due an increase in the direct commission revenue rate and the additional sliding scale commission on prior years business produced.


Liquidity and Capital Resources

     Cash flows. Cash flow needs at the holding company level are primarily for dividends to our stockholders and interest payments on our $47.4 million of subordinated debentures. For the three months ended September 30, 2005 net cash provided by operating activities was $36.0 million compared to $15.3 million for the same period in 2004. The increase in net cash provided by operations for the three months ended September 30, 2005 resulted primarily from an increase in collected premiums as a result of the growth in gross premiums written and the reduction in the quota share reinsurance ceding percentage to 25% beginning October 1, 2004 from 60% for the first nine months of 2004.

     For the nine months ended September 30, 2005, net cash provided by operating activities was $97.5 million compared to $60.9 million for the same period in 2004. The increase in net cash provided by operations resulted primarily from an increase in collected premiums as a result of the growth in gross premiums written and the reduction in the quota share reinsurance ceding percentage to 25% beginning October 1, 2004 from 60% for the first nine months of 2004. The $60.9 million in net cash provided by operations in the first nine months of 2004 was significantly impacted by an increase in funds withheld as collateral for reinsurance recoverables of $22.5 million and the collection of $15.7 million of cash for cancelled reinsurance.

     The operating subsidiaries' primary sources of cash are net premiums received, commission and fee income, net investment income and proceeds from the sale and redemption of both equity and fixed-maturity investments. Cash is used to pay claims, commissions and operating expenses, to purchase investments and to pay dividends to the holding company. TICNY is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. As of September 30, 2005, the maximum amount of distributions that TICNY could pay to its parent without approval of the New York Insurance Department was $1.4 million. Because TNIC has not yet commenced insurance operations it has no positive retained earnings (or unassigned surplus) and therefore it may not pay dividends at this time without the approval of the Massachusetts Commissioner of Insurance.


Investments

     The aggregate fair value of our invested assets as of September 30, 2005 was $341.1 million, excluding our investment in common trust securities of our wholly-owned statutory business trusts. Our fixed maturity securities as of this date had a fair value of $310.9 million and an amortized cost of $313.4 million. The equity securities, available for sale, at fair value were $6.2 million with a cost of $6.7 million and equity securities at cost were $24.0 million.

     The investment portfolio provides a high degree of liquidity since it is comprised, primarily, of readily marketable, fixed income and short-term securities. We classify investments in fixed maturity securities as available for sale and report these securities at estimated fair values based on quoted market prices or a recognized pricing service. Readily marketable equity securities considered to be available for sale are reported at fair market value and investments in equity securities with no readily determinable market value are carried at cost. Changes in unrealized gains and losses on these securities are reported as a separate component of comprehensive net income and accumulated unrealized gains and losses are reported as a component of accumulated other comprehensive net income in stockholders' equity, net of deferred taxes. Realized gains and losses are charged or credited to income in the period in which they are realized.

     During the nine months ended September 30, 2005, we reallocated a portion of the investment portfolio to higher yielding investments in equity securities. Included in equity securities at cost as of September 30, 2005 are common shares of a closed-end management investment company investing predominately in asset-backed securities and mortgage-backed securities with a cost of $19.0 million. Also included in equity securities at cost is an investment in a Real Estate Investment Trust ("REIT") with a cost of $5.0 million and an estimated fair value of $5.0 million. The estimated fair value for this security is determined based on recent trades and expected December IPO price for this security. This single REIT investment has not been registered under the Securities Act of 1933 and no active market exists for this investment.



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

     For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of September 30, 2005.

     The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of September 30, 2005:


                                   Estimated Increase       Estimated Percentage
                                (Decrease) in Fair Value     Increase (Decrease)
Change in Interest Rate            ($ in thousands)            in Fair Value
-----------------------         ------------------------    --------------------
300 basis point rise                   (39,330)                      (12.7%)
200 basis rise                         (26,673)                       (8.6%)
100 basis rise                         (13,477)                       (4.3%)
As of September 30, 2005                     -                         0.0%
50 basis point decline                   6,583                         2.1%
100 basis point decline                 12,950                         4.2%

     The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $13.0 million or 4.3% based on a 100 basis point increase in interest rates as of September 30, 2005. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities, which constituted approximately 90.2% of our total invested assets as of September 30, 2005.

     As of September 30, 2005 we had a total of $23.7 million of outstanding floating rate debt all of which are outstanding subordinated debentures underlying our trust securities issued by our wholly owned statutory business trusts carrying an interest rate that is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase.

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

     There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.






2.      Part II - OTHER INFORMATION



Item 6. Exhibits

     31.1 Chief Executive Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

     31.2 Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

     32 Chief Executive Officer and Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                                      Tower Group, Inc.
                                                 -------------------------
                                                        Registrant





Date:    November 9, 2005                            /s/ Michael H. Lee
      ---------------------                -------------------------------------
                                                         Michael H. Lee
                                                     Chairman of the Board,
                                           President and Chief Executive Officer





Date:    November 9, 2005                        /s/ Francis M. Colalucci
      ---------------------                -------------------------------------
                                                     Francis M. Colalucci
                                                    Senior Vice President,
                                           Chief Financial Officer and Treasurer