Form 10-K
period 2005-12-31
Tower Group, Inc.
filed 2006-03-15
CIK 1289592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from              to            .

Commission File Number:  000-50990

Tower Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3894120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
120 Broadway, 14th Floor
New York, New York	10271
(Address of principal executive offices)	(Zip Code)

(212) 655-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0l par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.  Yes   ☒   No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐   No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2005 (based on the closing price on the Nasdaq National Market) on such date was approximately $264,037,653.

As of March 10, 2006, the registrant had 19,855,841 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the registrant’s 2006 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”).

PART I

Item 1.                        BUSINESS

Overview

As used in this Form 10-K, references to the “Company”, “we”, “us”, or “our” refer to Tower Group, Inc. and its subsidiaries, including its insurance companies, Tower Insurance Company of New York (“TICNY”), Tower National Insurance Company (“TNIC”) and its managing general agency, Tower Risk Management Corporation (“TRM”), unless the context suggests otherwise.

Through our subsidiaries Tower Insurance Company of New York, Tower National Insurance Company and Tower Risk Management Corporation, we offer a broad range of specialized property and casualty insurance products and services to small to mid-sized businesses and to individuals in New York State and the surrounding areas. By targeting select underserved market segments and expeditiously delivering needed products and services, we position ourselves to obtain favorable policy terms, conditions and pricing, thereby creating opportunities for favorable underwriting results. Our commercial lines products provide insurance coverage to businesses such as retail and wholesale stores, grocery stores, restaurants, artisan contractors and residential and commercial buildings, while our personal lines products currently focus on modestly valued homes and dwellings.

We provide coverage for many different market segments, including nonstandard risks that do not fit the underwriting criteria of standard carriers due to factors such as type of business, location and premium per policy. As of December 31, 2005 TICNY is licensed in fifteen states and TNIC is licensed in sixteen states. TRM, through its managing general agency, produces business on behalf of other insurance companies, referred to as “issuing companies”, and primarily focuses on commercial risks with higher per policy premium, including risks that TICNY had not been able to target due to, among other things, licensing and surplus limitations. TICNY also reinsures a modest amount of the premiums written by TRM’s issuing companies. In addition, TRM earns fee revenues by providing claims administration and reinsurance intermediary services to its issuing companies and to other insurance companies.

Strategy

The business model that we have developed in the 16 years since we began our operations has allowed us to create and support a much larger premium base and insurance company infrastructure than otherwise would have been possible with the limited pre-IPO capital base. Through retained earnings generated from our operations in 2005 and the infusion of the proceeds from our IPO and the concurrent private placement in October 2004, we increased the statutory surplus in our insurance company and are pursuing continued profitable growth through the following strategies:

•       Reducing our Dependence on Reinsurance and Other Insurance Companies.  The additional capital from the IPO and the concurrent private placement has allowed us to retain a greater percentage of our premium writings and thereby reduce our use of quota share reinsurance in TICNY. It has also provided us with greater flexibility to selectively retain a larger portion of the business previously placed with other insurance companies while continuing to utilize TRM to generate commissions on premiums placed with other insurance companies and non-risk bearing, service income.

•       Improving our Rating to Attract Customers in Other Market Segments. As a result of the infusion of $98.0 million of the proceeds of the IPO and concurrent private placement into our insurance company operation, on October 26, 2004, TICNY received a rating upgrade from A.M. Best to “A-” (Excellent) from “B++” (Very Good). Our A.M. Best rating reflects A.M. Best’s opinion of TICNY’s financial strength and is not an evaluation directed to investors in neither our common stock nor a recommendation to buy, sell or hold our common stock. Ratings are an increasingly important factor in establishing the competitive position of insurance companies.

There is no guarantee that TICNY will maintain the improved rating. An increase in rating positions us to write policies in rating-sensitive market segments that TICNY was not previously able to access, especially policies written by TRM’s issuing companies. Tower National Insurance Company is also rated “A-” (Excellent) by A.M. Best.

•       Expanding Territorially. TICNY is presently licensed in fifteen states including New York State as of December 31, 2005. We believe that the insurance products and services that we currently offer carry strong market demand. On March 25, 2005, Tower Group, Inc. closed on its purchase of the outstanding common stock of North American Lumber Insurance Company and renamed it Tower National Insurance Company. This acquisition will allow us to continue executing our plan to expand territorially first in New Jersey, followed by expansion into other states. On August 5, 2005, following our shell acquisition strategy, we announced our execution of an agreement to acquire MIIX Insurance Company of New York (MIIX), an insurance company with licenses in New York and New Jersey. Closing of the transaction is expected to occur during early 2006 and is contingent upon a variety of conditions including approval of the transaction by the New York State Insurance Department. In the event of closing, we will pay $225,000 in cash as well as an amount equal to MIIX’s statutory surplus which was approximately $7.8 million as of December 31, 2004. MIIX has no liabilities for insurance losses. MIIX’s assets consist of U.S. Treasuries and cash. We also expect to make similar shell acquisitions in the future in order to offer products in various market segments in the same territory. In addition, we formed a Program Underwriting Unit to expand on our regional distribution approach and allow us greater access to established, highly focused and narrowly defined industry classes of business with which we are familiar but which are typically distributed over a broader geographical area.

•       Acquiring Books of Business. We intend to continue to acquire books of business that fit our underwriting competencies from competitors, managing agents and other producers. In September 2004, the Company entered into a Commercial Renewal Rights Agreement with OneBeacon Insurance Group LLC and some of its insurance company subsidiaries pursuant to which we have acquired OneBeacon’s rights to seek to renew a block of commercial lines insurance policies in New York State. Through the OneBeacon renewal rights transaction, we were able to add approximately 363 retail agents throughout New York State to expand our number of appointed agents. As we enter other states, we will continue to expand our distribution capability by appointing quality wholesale and retail agents. As of December 31, 2005, on an inception to date basis, the premiums written or produced subject to the OneBeacon Renewal Rights agreement were $39.6 million and the new business written or produced through former OneBeacon producers that we appointed in connection with the renewal rights transaction were $22.1 million.

•       Expanding Non-Risk-Bearing Fee-Generating Services. We plan to continue to generate commission and fee income through our insurance services operation by offering managing general underwriting, reinsurance intermediary and claims administration services.

•       Continuing Implementation of Technological Improvements. We plan to continue our implementation of technology-based initiatives such as WebPlus, our web-based platform for quoting and capturing policy submissions from our agents, in order to improve customer service and further lower our underwriting expense ratio.

Business Segments

We operate in three business segments:

•       Insurance. In our insurance segment, TICNY and TNIC provide commercial lines policies to businesses and personal lines policies to individuals in New York State. TICNY’s commercial lines products include commercial multiple-peril, monoline general liability, commercial umbrella, monoline property, workers’ compensation and commercial automobile policies. Its personal lines products consist of homeowners, dwelling and other liability policies. See “Item 1.—Insurance Segment Products”.

•       Reinsurance. In our reinsurance segment, TICNY accepts or assumes reinsurance directly from TRM’s issuing companies or indirectly from reinsurers that provide reinsurance coverage directly to these issuing companies. As a reinsurer, TICNY assumes a modest amount of the risk on the premiums that TRM produces. While this reinsurance business historically has not been profitable, the commission income generated by TRM on the production of this business has exceeded any underwriting losses from the reinsurance assumed on this business. See “Item 1.—Insurance Services Segment Products and Services”.

•       Insurance Services. In our insurance services segment, TRM, as a managing general agency, generates commission income by producing premiums on behalf of its issuing companies and generates fees by providing claims administration and reinsurance intermediary services. TRM does not assume any risk on business produced by it. All of the risk is written by the issuing companies and ceded to a variety of reinsurers pursuant to reinsurance programs arranged by TRM working with outside reinsurance intermediaries. Placing risks through TRM’s issuing companies allowed us to underwrite larger policies and gain exposure to market segments unavailable to TICNY due to rating, financial size, geographical licensing limitations, or other factors. Through its issuing companies, TRM produces commercial package, monoline general liability, monoline property, commercial automobile and commercial umbrella products. See “Item 1.—Insurance Services Segment Products and Services”.

Prior to our IPO, TICNY’s limited capital, rating and licensing constrained its ability to write and retain large premium volume. Consequently, TICNY made extensive use of quota share reinsurance to manage the level of risk it retains in relation to its capital. In 1995, we formed TRM in order to produce business for other insurance companies that TICNY was precluded from writing due to TICNY’s limited capital, rating and licensing. TRM also enabled us to earn fee revenue and to lower our underwriting expense ratio by creating economies of scale and sharing some of the cost of developing and maintaining a full insurance infrastructure. In order for us to obtain reinsurance for TRM’s issuing companies, the reinsurers often require TICNY to assume reinsurance premiums directly from TRM’s issuing companies or from reinsurers that reinsure the premiums written by these companies.

The following table summarizes the focus of our three segments:

	Insurance (TICNY & TNIC)	Reinsurance (TICNY)	Insurance Services (TRM)
	Risk Bearing	Risk Bearing	Non-Risk Bearing
Premium Size	Small (under $25,000 premium per policy) Medium ($25,000 to $150,000 premium per policy) Large (over $150,000 per policy)	TICNY assumes a modest portion of the premiums written by TRM’s issuing companies on all business produced by TRM.	Small (under $25,000 premium per policy) Medium ($25,000 to $150,000 premium per policy) Large (over $150,000 per policy)
Pricing Tier	Standard and Non-Standard (TICNY) Preferred (TNIC).		Preferred, Standard and Non-Standard
Emphasized Classes of Business	Retail and wholesale stores, grocery stores, restaurants, artisan contractors, apartment buildings Homeowners, dwelling and other non-auto related personal lines products		Residential and commercial buildings
Territory	New York State and other eastern seaboard states (TICNY) Massachusetts, New Jersey and other eastern seaboard states (TNIC)		New York, New Jersey, Pennsylvania and incidental locations throughout the country, but primarily in the Northeast
Coverages	Businessowners Policy Commercial Package Policy Monoline Commercial Property Monoline General Liability Commercial Umbrella Commercial Auto Workers’ Compensation Homeowners and Dwelling		Commercial Package Policy Monoline Commercial Property Monoline General Liability Commercial Auto
Services			Reinsurance intermediary Claims administration

Insurance Segment Products

In our insurance segment, TICNY offers a broad array of commercial and personal lines products. Our insurance segment products currently target low severity, low frequency risks with an overall average annual premium in 2005 of $4,359 policy for commercial lines and $1,043 per policy for personal lines. Typically, the liability coverage on these classes of business is not exposed to long-tailed (i.e., many years may pass before claims are reported or settled), complex or contingent risks, such as products liability, asbestos or environmental claims. These risks are located in New York City and the adjacent areas of New York State, a market that we feel, in our lines of business, level of risk and premium size, has historically been overlooked by regional and national insurance companies. With the OneBeacon Renewal Rights Agreement, TICNY has expanded its marketing territory to other areas of New York State, including Long Island, the Hudson River Valley and Western New York. However, TICNY is maintaining a targeted approach to underwriting; focusing on underserved markets that we believe will permit us to achieve favorable premium rates.

The following table shows our gross premiums earned and loss ratio for the insurance segment’s products for the years ended December 31, 2005 and December 31, 2004.

	Year ended December 31, 2005		Year ended December 31, 2004
	Gross Premiums Earned	Gross Loss Ratio	Gross Premiums Earned	Gross Loss Ratio
	($in thousands)
Commercial multiple-peril	$117,814	59.4%	$77,917	63.1%
Other liability	22,427	77.9%	7,525	55.5%
Workers compensation	21,059	40.8%	14,101	61.8%
Commercial auto	16,722	32.6%	10,432	31.7%
Homeowners	49,150	59.0%	34,526	45.6%
Fire and allied lines	9,002	48.1%	6,709	55.2%
All Lines	$236,174	57.1%	$151,210	56.1%

Commercial Multiple-peril.   Our commercial multiple-peril products include commercial package policies, businessowners policies and landlord package policies. Our commercial package policies provide property and casualty coverages and focus on classes of business such as retail and wholesale stores, grocery stores, restaurants and residential and commercial buildings. We have written commercial package policies since TICNY commenced operations in 1990. Our businessowners policies provide property and liability coverages to small businesses. We introduced this product in 1997 to provide broader built-in coverages for businesses in the standard and preferred pricing tiers at lower rates than on commercial package policies. Our landlord package policy provides property and casualty coverage for three- and four-family dwellings with a maximum coverage limit of $700,000. As of December 31, 2005, approximately 38,656 commercial multiple-peril products were in place, including 22,741 commercial package policies and 11,179 landlord package policies and 4,736 businessowners policies.

Other Liability.   We offer other liability products in personal and commercial lines. Our commercial products are comprised of monoline commercial general liability and commercial umbrella policies. We write commercial general liability policies for risks that do not have property exposure or whose property exposure is insured elsewhere. Primarily, we target residential and commercial buildings, as well as artisan contractors for monoline general liability. Our commercial umbrella policy, introduced in 2002, provides additional liability coverage with limits of $1,000,000 to $5,000,000 to policyholders who insure their primary general liability exposure with TICNY through a business owners, commercial package policy, or commercial general liability policy. We have the ability to offer limits of up to $10,000,000 with facultative reinsurance. As of December 31, 2005, approximately 1,774 monoline commercial general liability policies and 342 commercial umbrella policies were in force. We also write monoline personal liability policies as an addition to our dwelling fire policies. As of December 31, 2005, TICNY had approximately 1,447 comprehensive personal liability policies in force. We also write personal lines excess liability or umbrella policies covering personal liability in excess of the amounts covered under our homeowners and dwelling policies. We offer this policy with a $1,000,000 limit. We do not market excess liability policies to individuals unless we also write the underlying homeowner’s policy. Further, the excess liability is usually handled as an endorsement to the homeowner’s policy. Also, due to the upgrade in TICNY’s rating from A.M. Best to “A-” (Excellent) from “B++” (Very Good), other liability premiums that were formerly produced through TRM are now being written and earned in TICNY.

Workers’ Compensation.   We introduced our workers’ compensation product in 1995. Our underwriting focus is on businesses such as restaurants, retail stores, offices, and clothing manufacturers that generally have a lower potential for severe injuries to workers from exposure to dangerous machines, elevated worksites and occupational diseases. This product is currently offered on a guaranteed cost basis at the rates published by the New York State Workers’ Compensation Bureau. As of December 31, 2005, we had approximately 9,517 workers’ compensation policies in force.

Commercial Automobile.   Our commercial automobile product focuses on non-fleet business such as contractor and wholesale food delivery vehicles. We underwrite primarily medium and lightweight trucks (under 30,000 lbs. gross vehicular weight). Historically unprofitable accounts for this segment of the insurance industry such as livery, trucking for hire or long-haul trucking operations are presently excluded under our underwriting guidelines. We commenced writing commercial automobile business in 1998. As of December 31, 2005, approximately 2,173 commercial automobile policies were in force.

Homeowners.   Our homeowner’s policy is a multiple-peril policy providing property and liability coverages for one- and two-family owner-occupied residences. While we are expanding our marketing territories throughout New York State, the homes we currently insure are located predominantly in the greater New York City area. We market both a standard and preferred homeowner’s product. As of December 31, 2005, approximately 51,225 homeowner’s policies were in force.

Fire and Allied Lines.   Our fire and allied lines policies consist of dwelling policies and monoline commercial property policies. Our dwelling product targets owner-occupied dwellings of no more than two families. The dwelling policy provides optional coverages for personal property and can be combined with an optional endorsement for liability insurance. This provides an alternative to the homeowner’s policy for the personal lines customer. As of December 31, 2005, we had approximately 16,457 dwelling policies in force. We also write monoline commercial property policies for insureds that do not meet our underwriting criteria for the liability portion of our commercial package policies. The classes of business are the same as those utilized for commercial package property risks. Generally, the rates charged on these policies are higher than those for the same property exposure written on a commercial package policy. As of December 31, 2005, approximately 232 monoline commercial property policies were in force.

Reinsurance Segment Products

In order for TRM to obtain reinsurance support for the business it produces for its issuing companies, Virginia Surety Company Inc. and State National Insurance Company Inc., TICNY is often required to assume a limited amount of reinsurance on this business from the issuing companies or the issuing companies’ reinsurers. By assuming risk, we align our interests with the issuing companies and their reinsurers. While this assumed business had historically been unprofitable, the direct commission income generated by TRM has historically offset assumed losses. In 2005, TICNY assumed 4.2% of the business produced by TRM, with gross written premiums assumed of $1.5 million, representing 0.5% of TICNY’s total gross premiums written and 1.0% of its net premiums earned.

With respect to Virginia Surety, TICNY also assumed 100% of the liability above the loss ratio caps under the 2004 Multiple Lines Quota Share Reinsurance Agreement. These loss ratio caps were 95% for the small business program, 115% for the middle market program and 125% for the large lines general liability real estate program. TICNY also assumed from Virginia Surety the liability for losses not covered under the original quota share reinsurance treaties between Virginia Surety and its other reinsurers. Pursuant to an aggregate excess of loss reinsurance agreement, TICNY also assumed from two Virginia Surety’s quota share reinsurers 10.25% of losses in excess of a loss ratio of 68.0% under the small market program, 15.25% of losses in excess of a loss ratio of 68.0% under the middle market program and 19.0% of losses in excess of a loss ratio of 63.0% for the large lines general liability real estate program. The Virginia Surety Multiple Lines Quota Share Reinsurance Agreement was renewed as of January 1, 2006.

In 2005, TICNY assumed from State National 100% of the liability above the loss ratio caps under the 2005 State National Combined Quota Share Reinsurance Agreement. These loss ratio caps were 95% for the small business overflow program, 115% for the middle market program and 125% for the large lines general liability real estate program. TICNY also assumed from State National the liability for losses not covered under the original quota share reinsurance treaties between State National and its other reinsurers. Pursuant to an aggregate excess of loss reinsurance agreement, TICNY also assumed from State National’s quota share reinsurers 10.25% of losses in excess of a loss ratio of 68.0% under the small market program, 15.25% in excess of 68.0% under the middle market program and 19.0% of losses in excess of a loss ratio of 63.0 % for the large lines general liability real estate program.

Effective August 1, 2005, TICNY agreed to be  the quota share reinsurer for a book of business covering artisan contractors and general contractors written by Accident Insurance Company (“AIC”). Under the terms of the treaty, AIC cedes to TICNY 65% of the premiums written and TICNY allows AIC a 25% ceding commission. In addition, the terms provide for TICNY to pay AIC a contingent commission equal to 30% of any profit accruing to TICNY during each accounting period, where profit is calculated as earned premiums, less commission, less 15% of ceded earned premiums for reinsurers’expenses, less incurred losses, less any loss carried forward from the previous accounting period. TICNY’s limit of liability under the treaty is capped at 150% of ceded gross earned premium, i.e. earned premium gross of ceding commission and after deduction of any return premiums and cancellations.

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

TRM provides underwriting, claims administration and reinsurance intermediary services to its issuing companies by utilizing TICNY’s staff, facilities and insurance knowledge and skills. All of the business produced by TRM for its issuing companies is ceded to reinsurers. TRM earns a commission, equal to a specified percentage of ceded net premiums written, which is deducted from the premiums paid to the issuing insurance companies. TRM’s commission rate varies from year to year depending on the loss experience of the business  produced by TRM. The commission rate in 2005 was 27.1%. TRM also performs claims administration services on behalf of other insurance companies, including companies for which TRM produced business in the past, but as to which it may no longer act as an underwriting agent.

While TICNY had incurred underwriting losses from its assumed premiums to support TRM’s business, those losses were based upon assumed premiums that represented only a small portion of TRM’s issuing companies. TRM, as a managing general agency, however, generated commissions on all of the premiums produced. As result, TRM has contributed to both the profitability and the growth of our organization while at the same time reducing TICNY’s underwriting expense ratio through economies of scale and the sharing of TICNY operating costs. As consideration for the use of TICNY’s staff, equipment and facilities, TRM reimburses a portion of TICNY underwriting expenses through an expense sharing agreement. These reimbursements were $2.0 million, $3.0 million and $2.2 million in 2005, 2004 and 2003, respectively, representing 5.6%, 13.2% and  13.7%, respectively, of TICNY’s total other underwriting expenses in those years. TRM also reimburses TICNY for the use of TICNY’s claims and legal defense staff based upon the hourly billing rates charged by TRM to its issuing companies. These reimbursements were $4.3 million, $4.0 million and $3.6 million in 2005, 2004 and 2003, respectively, representing 3.1%, 4.8% and 4.9%, respectively, of TICNY’s gross loss and loss adjustment expenses in those periods. In addition to lowering TICNY’s underwriting expenses through expense reimbursement, TRM also contributes the balance of its revenues after these expense reimbursements to our overall pre-tax income. Those contributions were $2.8 million, $2.0 million and $1.5 million in 2005, 2004 and 2003, respectively.

In 2005 and 2004 TRM underwrote business on behalf of Virginia Surety and State National. Virginia Surety is rated “A-” (Excellent) and State National is rated “A” (Excellent) by A.M. Best. Virginia Surety and State National are each licensed in all 50 states and the District of Columbia. Virginia Surety is expected to be TRM’s only issuing company in 2006.

TRM’s business is primarily sourced through wholesale and retail brokers. See “Item 1.—Product Development and Marketing Strategy—Distribution” for further detail on our producers. The business TRM writes for its issuing companies is reinsured 100% to various reinsurers in addition to TICNY, including Tokio Millennium Re Ltd., Hannover Reinsurance (Ireland) Ltd. and E+S Reinsurance (Ireland) Ltd. TRM acts as a reinsurance intermediary for its issuing companies and arranges for all of the reinsurance ceded. For 2005, all of the reinsurers providing reinsurance for TRM’s issuing companies are rated “A-” (Excellent) or better by A.M. Best

Managing General Agency

TRM produces business for its issuing companies through various programs, as follows:

TRM Small Business Overflow Program.   TRM’s small business overflow program, created in 2003, provides additional capacity and the ability to write risks outside of New York for commercial lines products of the kind written by TICNY (other than workers’ compensation and landlord package policies), generating annual premiums per policy of less than $25,000. All the rates, forms and underwriting guidelines for this program are identical to those used by TICNY.

TRM Middle Market Program.   TRM’s middle market program enables us to access commercial lines business for the same classifications of risk written by TICNY, but having annual premiums per policy in excess of $25,000. The middle market program also enables us to serve accounts that require a larger insurer than TICNY or are located outside of New York. For risks that would otherwise qualify for a commercial package policy, this program can offer monoline property or general liability coverages where one of the coverage parts does not qualify due to overly competitive pricing, lack of capacity, insufficient underwriting expertise or a restricted underwriting classification. Due to the upgrade in TICNY’s A.M. Best rating to “A-” (Excellent) in late 2004, certain policies in the more rating sensitive middle market program were renewed in the insurance segment in 2005.

This program focuses on mercantile, residential and commercial building risks and offers property limits up to $30.0 million per location. Most of the business is located in New York City, with some accounts in other areas of New York State and New Jersey. Prior to 2001, the premium rates for the middle market program were significantly lower than the rates offered by TICNY. Beginning in 2001, the rates in this program were significantly increased, and in 2004 and 2005 they were not substantially different from those offered by TICNY.

TRM Large Lines General Liability Real Estate Program.   This program, which we began in 1996, provides monoline general liability policies for mercantile, residential and commercial building risks primarily in New York City, generating annual general liability premiums in excess of $100,000. From 2001 through 2003, premium rates increased significantly on a cumulative basis from 2000 levels and we re-underwrote this program. While the rate levels stabilized in 2004 and 2005, we continued to obtain modest premium changes. Due to the upgrade in TICNY’s A.M. Best rating to “A-” (Excellent) in late 2004, certain policies in the more rating sensitive large lines program were renewed in the insurance segment in 2005.

TRM Claims Service

TRM’s claims service division provides complete claims adjusting and litigation management service for all commercial and personal property and casualty lines of business to TRM’s issuing insurance companies, reinsurers and self-insureds. TRM presently bills its claims administration cost as a value added service to its issuing companies and is reimbursed by the issuing companies for the amounts billed. The fees earned by TRM help offset the total expenses incurred by TICNY’s claims staff and allow TICNY to maintain a larger claims infrastructure than it would otherwise be able to support with its own premium base. The amount of claims administration fees reimbursed by the issuing companies was $4.3 million in 2005, $4.0 million in 2004 and $3.6 million in 2003.

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

Tower Risk Reinsurance Intermediary Services

TRM’s reinsurance intermediary services division provides reinsurance intermediary services to TICNY and to TRM’s issuing companies. Its revenue is derived from a fee sharing agreement with an outside reinsurance intermediary on the premium ceded to various reinsurers that reinsure TICNY and TRM’s issuing companies. Its revenue for performing these services was $0.7 million in 2005, $0.7 million in 2004 and $1.1 million in 2003

Product Development and Marketing Strategy

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

When we first began operations in 1990, our producers confirmed the need for us to underwrite small commercial risks, such as apartment buildings, restaurants and retail stores in urban areas such as New York City that other insurance companies avoided due to a perceived lack of underwriting profitability. In response to this need, we developed commercial package policies that provided limited property and liability coverage customized to meet the needs of this nonstandard market segment, as well as underwriting and claims approaches that enabled us to achieve underwriting profitability. Since then, we have continued to develop other commercial lines products such as business owners, workers’ compensation and commercial automobile policies, and introduced personal lines products such as homeowner’s and dwelling policies, to respond to the needs of our customers in other nonstandard segments as well as customers in the preferred and standard market segments where we generally offer lower rates and broader coverages for risks that we perceive to have more desirable underwriting characteristics.

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

We also have historically targeted risks located in urban areas such as New York City that require special underwriting expertise and have generally been avoided by other insurance companies. We have had success targeting markets in geographical areas outside of New York City by focusing on classes of business such as residential real estate buildings that other companies have avoided. In 2006 we plan to expand territorially into New Jersey, Pennsylvania and the New England states.

We have also expanded our product offering to various lines of business within the preferred, standard and non-standard pricing segments. Within the preferred, standard or non-standard market segment, we first developed different pricing, coverages and underwriting guidelines. For example, the pricing for the preferred risk segment is generally the lowest, followed by the standard and non-standard risk segments. The underwriting guidelines are correspondingly stricter for preferred risks in order to justify the lower premium rates charged for these risks. Underwriting standards become progressively less restrictive for standard and non-standard risks.

In addition to segmenting our products by industry, location and pricing tiers, we further classify our products into the following premium size segments: under $25,000 (small), $25,000 to $150,000 (medium) and over $150,000 (large). We have historically had more success in the small premium size segment due to our focus on reducing our underwriting expenses by realizing economies of scale, utilizing technology and developing efficient business processes. We believe that due to the higher cost of underwriting small policies, other insurance companies have not been able to price competitively in this premium size segment. Our expense advantage has allowed us to maintain adequate rates through industry cycles. With improved market conditions in recent years, we have seen adequate pricing in the medium and large premium size segments as reflected by improved operating performance by TRM and in 2005 by TICNY, which has focused on these premium size segments.

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

Distribution

We generate business through independent wholesale and retail agents and brokers, whom we refer to collectively as producers. These producers sell policies for us as well as for other insurance companies. We had approximately 808 producers appointed to generate business in 2005,  including 363 former OneBeacon producers.

Approximately 40% of the total of TICNY’s gross premiums written and premiums produced by TRM on behalf of its issuing companies in 2005 were derived from our top 10 producers. In 2005, Morstan General Agency, CRC Insurance and Davis Agency Inc., produced, 11%, 5% and 5%, respectively, of the total of TICNY’s gross premiums written and premiums produced by TRM on behalf of its issuing companies. No other producer was responsible for more than 5% of TICNY’s gross premiums written and premiums produced by TRM for its issuing companies in 2005.

We carefully select our producers by evaluating several factors such as their need for our products, premium production potential, and loss history with other insurance companies that they represent, product and market knowledge and the size of the agency. We generally appoint producers with a total annual premium volume greater than $5,000,000. We expect a new producer to be able to produce at least $250,000 in annual premiums for us during the first year and $500,000 in annual premiums after three years. The newly appointed producers that were part of the OneBeacon transaction are providing access to the expiring OneBeacon renewal policies, as well as producing new business within our established underwriting guidelines and marketing appetite.

Commissions paid to producers in 2005 for TICNY averaged 16.4% of gross premiums earned. For TRM business, average commissions in 2005 were 14.4%. Our commission schedules are 1 to 1.5 points higher for wholesalers as compared to retailers in recognition of the additional duties that wholesalers perform. Also, TICNY has a profit sharing plan that added less than ½% to overall commission rates in 2005.

Prior to the IPO, we were able to generate as much premium volume as TICNY’s surplus would support consistent with its A.M. Best rating. With the additional capital infusion resulting from the IPO we have increased marketing and business development efforts aimed at increasing premium volume in New York City as well as other areas in New York State. This has been directed at the orientation and training of the newly appointed agents. Additionally, with the acquisition of additional state licenses, our focus has increased in developing marketing capabilities and agency relationships in other northeastern states. Currently, our activities are directed toward constructing a producer network in New Jersey. In March 2005 we completed the acquisition of North American Lumber Insurance Company, a shell company and renamed it Tower National Insurance Company that is now licensed in sixteen states as of December 31, 2005. Additionally on March 1, 2005 we announced the formation of a Programs Underwriting Unit to compliment our regional distribution approach. The Program Underwriting Unit will allow us to gain access to established highly focused and narrowly defined books of business that are distributed over a broader geographical area not accessible through our regional distribution approach. It will also enable us to add greater value to our existing agents by developing new program opportunities for classes of business that we do not currently underwrite or in which we have a limited market penetration.

To ensure that we obtain profitable business from our producers, we attempt to position ourselves as our producers’ primary provider of the products that we offer. We manage the results of our producers through a quarterly review to monitor premium volume and profitability. At the end of each quarter, we produce premium and loss history reports and develop actuarial ultimate accident year factors in order to project the profitability of the producers. We continuously monitor the producers in this manner so we can develop corrective action, if necessary, at any time throughout the year.

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

We establish underwriting guidelines for all the products that we underwrite to ensure a uniform approach to risk selection, pricing and risk evaluation among our underwriters and to achieve underwriting profitability. Our underwriting process involves securing an adequate level of underwriting information from our producers, identifying and evaluating risk exposures and then pricing the risks we choose to accept. For certain approved classes of commercial risks and most personal lines policies, we allow our producers to initially bind these risks utilizing rating criteria that we provide to them. Also, our web-based platform WebPlus provides our producers with the capability to submit and receive quotes over the Internet and contains our risk selection and pricing logic, thereby enabling us to streamline our initial submission and screening process. If the individual risk does not meet the initial submission and screening parameters contained within WebPlus, the risk is automatically referred to our assigned underwriter for specific offline review. See “Item 1.—Technology”.

Once a risk is bound by our underwriter or producers, our internal or outside loss control representatives conduct physical inspections of substantially all of the insured premises to validate the information provided by our producers and provide a loss control report to our underwriters to make a final evaluation of the risk. With the exception of a few typically low risk classes of business such as beauty parlors and offices, all of the new risks that are bound are physically inspected or subject to a telephone survey, generally within 60 days from the effective date of the policy. If the inspection reveals that the risk insured under the policy does not meet our established underwriting guidelines, the policy is generally cancelled within the first 60 days from its effective date. If the inspection reveals that the risk meets our established underwriting guidelines but the policy was bound with incorrect rating information, the policy is amended through an endorsement based upon the correct information. We supplement the inspection by using online data sources to further evaluate the building value, claim experience, financial history and catastrophe exposures of the insured. In addition, we specifically tailor coverages to match the insured’s exposure and premium requirements. We complete internal file reviews and audits on a monthly, quarterly and annual basis to confirm that underwriting standards and pricing programs are being consistently followed. Our property risks are generally comprised of residential buildings, retail stores and restaurants covered under policies with low building and content limits. We carefully underwrite potential catastrophe exposures to terrorism losses. Our underwriting guidelines are designed to avoid properties designated as, or in close proximity to, high profile or target risks, individual buildings over 25 stories and any site within 500 feet of major transportation centers, bridges, tunnels and other governmental or institutional buildings. In addition, we monitor the concentration of employees insured under our workers’ compensation policies and avoid writing risks with more than 40 employees in any one building. However, please see “Item 1A.—Risks Related to Our Business—we may face substantial exposure to losses from terrorism, we are currently required by law to provide coverage against such losses.”  Our property limits profile and the premium size of our policies in TICNY have risen as a result of the increase in TICNY’s statutory surplus due to the capital contribution of $98 million of the proceeds from the IPO and the rating upgrade to “A-” (Excellent) by A.M. Best.

We underwrite our products through four underwriting teams that are each headed by an underwriting manager having an average of approximately 16 years of industry experience in the property and casualty industry. We have the following five business units: small commercial, middle market, commercial auto, personal lines and programs. These business units perform underwriting functions and are supported by professionals in the corporate underwriting, actuarial, operations, business development and loss control departments. The corporate underwriting department is responsible for managing and analyzing the profitability of our entire book of business, supporting line underwriting with technical assistance, developing underwriting guidelines, granting underwriting authority, training, developing new products and monitoring underwriting quality control through audits. The actuarial department is responsible for monitoring rate adequacy on all of our products and analyzing loss data on a monthly basis. The underwriting operations department is responsible for developing workflows, conducting operational audits and providing technical assistance to the underwriting teams. The loss control department conducts loss control inspections on nearly all new commercial and personal lines business written, utilizing in-house loss control representatives and outside vendors. The business development department works with the underwriting teams to manage relationships with our producers.

Pricing

We price our products to make an acceptable underwriting profit. In situations where rates for a particular line become insufficient to produce satisfactory results, we control growth and reduce our premium volume in that line.

We generally use actuarial loss costs promulgated by the Insurance Services Office, a company providing statistical, actuarial and underwriting claims information and related services to insurers, as a benchmark in the development of pricing for our products. We further tailor pricing to each specific product we underwrite (other than workers’ compensation), taking into account our historical loss experience and individual risk and coverage characteristics. For workers’ compensation policies, we use statistical information provided by the New York Compensation Insurance Rating Board (“NYCRIB”) as a benchmark in developing our pricing.

If a particular business line is not performing well, we may seek rate increases, which are subject to regulatory approval (See “Item 1.—Regulation”) and market acceptance. Recently, we have been successful in increasing our rates. We increased premiums on our commercial renewals as measured against expiring premium by 5.5% in 2005 and 9.0% in 2004 and 9.0% in 2003. In personal lines we increased premiums by 7.6% in 2005, 9.5% in 2004 and 2.6% in 2003.

Beginning in the latter half of 2004 and continuing throughout 2005, the rates for property and casualty insurance products began to moderate, and for certain products, rates began to decrease due to an increased level of competition. The softening in the personal lines market for both primary and reinsurance was interrupted by effects of hurricanes Katrina, Rita and Wilma on the insurance industry. We did not have any exposure to these hurricanes. However, these changes may still signal the start of a “soft market” cycle that could restrict or diminish our ability to obtain rate increases as in the recent past. We cannot predict with any certainty the direction the market will take during 2006 or thereafter.

Reinsurance

We purchase reinsurance to reduce our net liability on individual risks, to protect against possible catastrophes, to achieve a target ratio of net premiums written to policyholders’ surplus and to expand our underwriting capacity. Reinsurance coverage can be purchased on a facultative basis, where individual risks are reinsured, or on a treaty basis, where a class or type of business is reinsured. We purchase facultative reinsurance to provide limits in excess of the limits provided by our treaty reinsurance. Treaty reinsurance falls into three categories: quota share (also called pro rata), excess of loss and catastrophe treaty reinsurance. Under our quota share reinsurance contracts, we cede a predetermined percentage of each risk for a class of business to the reinsurer and recover the same percentage of each loss and loss adjustment expenses. We pay the reinsurer the same percentage of the original premium, less a ceding commission. The ceding commission rate is based upon the ceded loss ratio on the ceded quota share premiums earned. See “Item 7.—Critical Accounting Policies—Ceding commissions earned”. Under our excess of loss treaty reinsurance, we cede all or a portion of the liability in excess of a predetermined deductible or retention. We also purchase catastrophe treaty reinsurance on an excess of loss basis to protect ourselves from an accumulation of net loss exposures from a catastrophic event or series of events such as terrorist acts, riots, windstorms, hailstorms, tornadoes, hurricanes, earthquakes, blizzards and freezing temperatures. We do not receive any commission for ceding business under excess of loss or catastrophe reinsurance agreements.

The type, cost and limits of reinsurance we purchase can vary from year to year based upon our desired retention levels and the availability of quality reinsurance at an acceptable price. Our excess of loss reinsurance program was renewed on January 1, 2006 and Tower Group, Inc. is in discussions with a Bermuda reinsurance company in formation to enter into a multi-year quota share reinsurance agreement. Until this agreement is in place we are retaining all of the risk for 2006 that would have been ceded to quota share reinsurers. In 2005, we ceded 25% of its net premiums written to reinsurers in accordance with its quota share treaty. Our 2005 Property Catastrophe Program warrants that a minimum 25% quota share cession be in place. If a loss to the Property Catastrophe Program occurs after January 1, 2006 but before the inception of the proposed multi-year quota share agreement we would be required to retain 25% of the loss as if a 25% quota share cession was in place. Our Property Catastrophe Reinsurance Program renewed on July 1, 2005.

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

In an effort to maintain quota share capacity for our business with favorable commission levels, we have been accepting loss ratio caps in our reinsurance treaties. Loss ratio caps cut off the reinsurer’s liability for losses above a specified loss ratio. These provisions have been structured to provide reinsurers with some limit on the amount of potential loss being assumed, while maintaining the transfer of significant insurance risk with the possibility of a significant loss to the reinsurer. We believe our reinsurance arrangements qualify for reinsurance accounting in accordance with SFAS 113, Accounting for Reinsurance Contracts. The loss ratio caps for our quota share treaties are 95.0% for 2005, and were 95.0% in 2004, 92.0% in 2003, 97.5% in 2002 and 100.0% in 2001.

Recently, regulators and other governmental authorities have been investigating certain types of insurance and reinsurance arrangements that they allege are intended only to smooth an insured company or ceding insurer’s earnings rather than to transfer insurance risk. As noted above, we believe our quota share reinsurance meets all requirements pertaining to risk transfer. However, these investigations, the related legal actions and the accompanying increased scrutiny of “non-traditional” reinsurance arrangements may lead to a change in the applicable accounting standards or a reduction in the availability of some types of reinsurance. In turn, these developments could produce higher prices for reinsurance, an increase in the amount of risk we retain, reduced ceding commission revenue, or other potentially adverse developments. In that event, we may be required to restructure or reduce use of quota share reinsurance or reduce our premium writings. See “Item 1.—Regulation—Industry Investigations”.

Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. To protect our Company from the possibility of a reinsurer becoming unable to fulfill its obligations under the reinsurance contracts, we attempt to select financially strong reinsurers with an A.M. Best rating of “A-” (Excellent) or better and continue to evaluate their financial condition and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies.

As of December 31, 2005, we had unsecured reinsurance recoverables and ceding commissions receivable totaling $33.2 million owed by PXRE Reinsurance Company. On February 16, 2006, A.M. Best downgraded to “B++”(Very Good)  its former “A-”(Excellent) financial strength rating on PXRE and issued a negative outlook. On February 24, 2006 A.M. Best downgraded PXRE to “B+”(Very Good) with a negative outlook. We believe that the unsecured reinsurance recoverables and ceding commission receivables from PXRE, none of which are past due nor in dispute, are fully collectible. Our judgment is based primarily on PXRE’s capital position as a result of its recent capital raising initiatives.

To further minimize our exposure to reinsurance recoverables, effective October 1, 2003, we have placed our quota share reinsurance treaty on a “funds withheld” basis under which ceded premiums written are deposited in segregated trust funds from which we receive payments for losses and ceding commission adjustments. We also used the proceeds from the IPO and the concurrent private placement to increase the capitalization of our insurance subsidiary. As a result of this increase in capital, our insurance subsidiary has been able to retain more of the risk on the business it writes, thereby reducing our need for quota share reinsurance.

The following table summarizes our reinsurance exposures by reinsurer as of December 31, 2005.

								Amounts in
							Funds Held,	Trust
					Prepaid		Ceded Payable	Accounts or
			Recoverable on		and Return		and Deferred	Secured by
	A.M. Best		Paid		Reinsurance	Commissions	Ceding	Letters of	Net Exposure
Reinsurer	Rating		Losses	Reserves	Premium	Receivable	Commissions	Credit	to Reinsurer
	($ in thousands)
PXRE Reinsurance Company(1)	B	+	$2,383	$22,379	$—	$8,727	$261	$—	$33,228
American Re-Insurance Company	A		2,084	15,900	1,252	—	901	—	18,335
Platinum Underwriters Reinsurance Company	A		—	2,357	1,645	—	716	—	3,286
SCOR Reinsurance Company	B	++	3	722	—	—	(13)	—	738
Lloyd’s of London	A		—	—	156	—	(73)	—	229
Odyssey America Reinsurance Corporation	A		—	—	8	—	(10)	—	18
Hartford Steam Boiler	A	++	—	—	241	—	106	—	135
GENRE	A	++	—	—	491	—	174	—	317
American Agricultural Insurance Company	A		—	—	—	—	(7)	—	7
Endurance Specialty Insurance, Ltd.	A	-	87	409	78	—	—	574	0
Tokio Millenium Re Ltd.	A	+	2,014	35,091	18,934	—	52,518	3,464	57
Hannover Reinsurance (Ireland) Ltd.	A		1,010	14,838	15,147	—	29,488	1,507	0
E+S Reinsurance (Ireland) Ltd.	A		252	3,709	3,787	—	7,373	375	0
Hannover Rueckversicherungs AG	A		—	1,573	1,551	—	733	—	2,391
Other			—	—	29	—	(3)	6	26
Total			$7,833	$96,978	$43,319	$8,727	$92,164	$5,926	$58,767

(1)           Downgraded to “B+” (Very Good) in February 2006.

2006 Reinsurance Program

Quota Share Reinsurance.   We are in discussion with a Bermuda reinsurance company in formation to enter into a multi-year quota share reinsurance agreement. Until this agreement is in place we are  retaining all of the risk for 2006 that would have been ceded to quota share reinsurers. In 2005, we ceded 25% of its net premiums written to reinsurers in accordance with its quota share treaty. Our 2005 Property Catastrophe Program warrants that a minimum 25% quota share cession be in place. If a loss to the Property Catastrophe Program occurs after January 1, 2006 but before the inception of the proposed multi-year quota share agreement we would be required to retain 25% of the loss as if a 25% quota share cession was in place.

Umbrella Quota Share Reinsurance.   The Umbrella Quota Share Reinsurance, originally effective January 1, 2005, was renewed on January 1, 2006, at terms similar to the 2005 terms. The treaty reinsures against umbrella losses up to $5.0 million per occurrence. We cede 95% of its premiums written and retain the remaining 5%. The provisional ceding commission under this treaty is 30% of ceded premium written. Of the premium ceded, Platinum Underwriters Reinsurance, Inc., rated “A” (Excellent) by A.M. Best, reinsures 50% and Hannover Ruckversicherungs AG, rated “A” (Excellent) by A.M. Best, reinsures 50%.

Excess of Loss Reinsurance.   Effective January 1, 2006 we entered into an Excess of Loss Reinsurance Program with similar terms as the 2005 Excess of Loss Reinsurance Program. The 2006 Excess of Loss Reinsurance Program was placed with Platinum Underwriters Reinsurance, Inc., rated “A” (Excellent) by A.M. Best, Endurance Reinsurance Corporation of America, rated “A-” (Excellent) by A.M. Best, QBE Reinsurance Corporation, rated “A” (Excellent) by A.M. Best, Syndicates from Lloyd’s of London, rated “A” (Excellent) by A.M. Best, Hannover Ruckversicherungs AG, rated “A” (Excellent) by A.M. Best, Aspen Insurance UK limited, rated “A” (Excellent) by A.M. Best and ACE European Group Ltd., rated “A” (Excellent) by A.M. Best.

Catastrophe Reinsurance.   The 2005 Property Catastrophe Program provides coverage for events occurring through June 30, 2006 and is expected to be renewed on July 1, 2006 with a similar structure to the expiring program.

Terrorism Reinsurance.   Pursuant to the Terrorism Risk Insurance Act of 2002 (“Terrorism Act”), TICNY must offer insureds the option to purchase coverage for certified acts of terrorism for an additional premium or decline such coverage. When the coverage is not purchased, we endorse the policy to exclude coverage for certified acts of terrorism, but losses from an act of terrorism that is not a certified event may be covered in any case. Also, even for certified acts of terrorism, losses from fire following the act of terrorism are covered.

The Terrorism Act reimburses up to 90% of the losses to commercial insurers due to certified acts of terrorism in excess of a deductible. Our deductible in 2004 was 10% of our 2003 direct earned premium on commercial lines. Our deductible in 2005 is 15% of our 2004 direct earned premiums on commercial lines

On December 17, 2005, Congress passed a two-year extension of the Terrorism Act though December 31, 2007 with the passage of the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”). Under the terms of the extension, TICNY’s deductible will increase to 17.5% of direct earned premium in 2006 and 20% in 2007. The minimum size of the triggering event will be increased from the current $5 million to $50 million for the last nine months of 2006 and $100 million for 2007. As a consequence of these changes, potential losses from a terrorist attack could be substantially larger than previously expected. Potential future changes to TRIEA could also adversely affect our ability to obtain reinsurance on favorable terms, including pricing, and may affect our underwriting strategy, rating, and other elements of our operation.

2005 Reinsurance Program

Quota Share Reinsurance.   Effective January 1, 2005, TICNY entered into a quota share treaty to reinsure against losses up to $1.0 million per occurrence on the gross premiums written in the insurance segment. Under the terms of the treaty, TICNY cedes 25% of its net premiums written and retains the remaining 75%. The provisional ceding commission under this treaty is 39.1% of ceded net premiums written. Of the premium ceded, Tokio Millennium Re Ltd. (“Tokio Millennium”), rated “A+” (Superior) by A.M. Best, reinsures 50%, Hannover Reinsurance (Ireland) Ltd., rated “A” (Excellent) by A.M. Best, reinsures 40% and E+S Reinsurance (Ireland) Ltd. (collectively “Hannover”), rated “A” (Excellent) by A.M. Best, reinsures the remaining 10%. The 2005 quota share treaty contains various exclusions and provides coverage for 100% of extra-contractual obligations and losses in excess of policy limits. To reduce TICNY’s credit exposure to reinsurance, the quota share reinsurance has been placed on a “funds withheld” basis. Under the terms of the reinsurance treaty, TICNY guarantees to credit the reinsurers with a 3% annual effective yield on the monthly balance of this account.

Effective January 1, 2005, TICNY entered into a quota share treaty to reinsure against umbrella losses up to $5.0 million per occurrence. Under the terms of the treaty TICNY cedes 95% of its premiums written and retained the remaining 5%. The provisional ceding commission under this treaty is 30% of ceded premium written. Of the premium ceded, Platinum Underwriters Reinsurance, Inc., rated “A”

(Excellent) by A.M. Best, reinsures 50% and Hannover Ruckversicherungs AG, rated “A” (Excellent) by A.M. Best, reinsures 50%.

Effective December 1, 2005, TICNY entered into a quota share treaty to reinsure against umbrella losses up to $5 million per occurrence on a book of commercial umbrella business produced by a third party managing general agent, W. H. Greene. Under the terms of the treaty TICNY cedes 80% of its premium written and retains the remaining 20%. The flat ceding commission under this treaty is 29% of ceded written premium. Of the premium ceded, Endurance Reinsurance Corporation of America, rated “A-” (Excellent) by A.M. Best, reinsures 50%, AXIS Reinsurance Company, rated “A” (Excellent) by A.M. Best, reinsures 20% and NGM Insurance Company, rated “A” (Excellent) by A.M. Best, reinsures 10%.

Excess of Loss Reinsurance.   Effective January 1, 2005 TICNY entered into an Excess of Loss Reinsurance Program with the same terms as the 2004 Excess of Loss Reinsurance Treaty. The 2005 Excess of Loss Reinsurance Program was placed with American Re-Insurance Company (“Am Re”), rated “A” (Excellent) by A.M. Best, Platinum Underwriters Reinsurance, Inc., rated “A” (Excellent) by A.M. Best, Endurance Specialty Insurance, Ltd., rated “A-” (Excellent) by A.M. Best, syndicates from Lloyd’s of London, rated “A” (Excellent) by A.M. Best, and Hannover Ruckversicherungs AG, rated “A” (Excellent) by A.M. Best.

Catastrophe Reinsurance.   The 2004 Property Catastrophe Program provided coverage for events occurring through June 30, 2005 and was renewed on July 1, 2005 with a similar structure to the expiring program.

2004 Reinsurance Program

Quota Share Reinsurance.   Effective January 1, 2004, TICNY entered into a quota share treaty to reinsure against losses up to $1.0 million per occurrence on the gross premiums written in the insurance segment. Under the terms of the treaty, TICNY ceded 60% of its net premiums written and retained the remaining 40%. In accordance with treaty terms, TICNY elected to reduce the quota share cession from 60% to 25% on October 1, 2004. The provisional ceding commission under this treaty was 39.1% of ceded net premiums written. Of the premium ceded, Tokio Millennium, rated “A+” (Superior), reinsured 33 1/3%; Converium Reinsurance (North America) Inc. (“Converium), rated “B-” (Fair) by A.M. Best, reinsured 33 1/3%; Hannover Reinsurance (Ireland) Ltd., rated “A” (Excellent) by A.M. Best, reinsured 26 2/3% and E+S Reinsurance (Ireland) Ltd., rated “A” (Excellent), reinsured the remaining 6 2/3%. The 2004 quota share treaty contained various exclusions and provided coverage for 100% of extra-contractual obligations and losses in excess of policy limits. To reduce TICNY’s credit exposure to reinsurance, the quota share reinsurance was placed on a “funds withheld” basis. Under the terms of the reinsurance treaty, TICNY guaranteed to credit the reinsurers with a 2.5% annual effective yield on the monthly balance of this account.

In September 2004, A.M. Best downgraded the rating of Converium to “B-” (Fair) and Converium was placed into run-off by its parent company. As a result, on September 2, 2004, we delivered notice to Converium under our quota share treaty of our intent to terminate their participation under the quota share treaty on a cut-off basis effective November 1, 2004 (subsequently extended to December 31, 2004). Subsequently we reached an agreement with Converium, Tokio Millennium and Hannover to effect a novation of Converium’s quota share treaty to those other reinsurers effective January 1, 2004, as a result of which Tokio and Hannover agreed to each take 50% of Converium’s share under the quota share treaty. In connection with the agreement, Tokio, Hannover and TICNY agreed to fully release Converium for any liabilities under the quota share treaty. In addition, we decided to retain the unearned premiums and risks as of December 31, 2004 that would have been ceded to Converium absent the novation.

Effective October 1, 2004, TICNY entered into a quota share treaty to reinsure against equipment breakdown losses up to $35 million per occurrence. Under the terms of the treaty, TICNY cedes 100% of its premium written to The Hartford Steam Boiler Inspection and Insurance Company, rated “A++” (Superior) by A.M. Best. The flat ceding commission under this treaty is 30%. A nominal amount of premium was ceded to this treaty in 2004. The treaty is placed on a continuous basis, therefore the above terms were in effect during 2005 and will be in effect in 2006.

Excess of Loss Reinsurance.   Effective January 1, 2004 TICNY entered into an Excess of Loss Reinsurance Program whereby our reinsurers were liable for 100% of the ultimate net losses in excess of $1 million for all lines of business we write, up to $10 million of limit. The program provided coverage in several layers. The first layer, which applied to multiple lines of business, afforded coverage for property business up to $1 million in excess of $1 million for each risk, with a per occurrence limit of $3 million, and for casualty business and for workers’ compensation losses, up to $1 million in excess of $1 million per occurrence. The excess of loss program then bifurcated into separate workers’ compensation and property layers. The workers’ compensation layers afforded coverage for workers’ compensation business up to $3 million in excess of $2 million for each occurrence, and for up to $5 million in excess of $5 million for each occurrence, with a maximum of $5 million for any one life. The property layers afforded coverage for property business up to $3 million in excess of $2 million for each risk, subject to a per occurrence limit of $6 million, and for up to $5 million in excess of $5 million for each risk, with a maximum of $5 million for each occurrence. The excess of loss treaties contained various sub-limits or exclusions for specific lines of business, provided coverage for 90% of extra-contractual obligations and losses in excess of policy limits, and allowed TICNY to recover allocated loss adjustment expenses on a pro rata basis in proportion to net loss. The 2004 excess of loss reinsurance treaties were placed with Am Re, rated “A” (Excellent) by A.M. Best, Platinum Underwriters Reinsurance, Inc., rated “A” (Excellent) by A.M. Best, Endurance Specialty Insurance, Ltd., rated “A-” (Excellent) by A.M. Best, syndicates from Lloyd’s of London, rated “A” (Excellent) by A.M. Best, Hannover Ruckversicherungs AG, rated “A” (Excellent) by A.M. Best, and Aspen Insurance UK Limited, rated “A” (Excellent) by A.M. Best.

Catastrophe Reinsurance.   Effective July 1, 2004, the 2003 Property Catastrophe Program described below was extended until August 31, 2004 and provided coverage in four layers on a per occurrence basis for losses up to $55 million, less our net retention of the first $5 million of losses. Effective September 1, 2004, we entered into a property catastrophe reinsurance program that provides coverage in five layers for losses up to $75 million, less our retention of the first $15 million of losses through June 30, 2005. The program covered aggregations of net exposures on our in force, new, renewal and assumed personal and commercial property as well as auto physical damage and inland marine business, subject to certain exclusions, including mold claims, terrorists events and nuclear, chemical and biochemical attacks. In the event of a catastrophic event that results in a loss under this program, we must reinstate the amount of cover exhausted by the loss on a one-time basis by paying an additional premium to the reinsurers. Each year we select the amount of catastrophic reinsurance that we believe will be necessary to protect our Company against catastrophic events. We believe the amount of catastrophic coverage is sufficient to cover our probable maximum loss from a once in a one hundred year catastrophic event. Our catastrophic reinsurers include American Agricultural Insurance Company, rated “A” (Excellent) by A.M. Best, Folksamerica Reinsurance Company, rated “A” (Excellent) by A.M. Best, Odyssey America Reinsurance Corporation, rated “A” (Excellent) by A.M. Best, PXRE Reinsurance Company, rated “B+” (in 2006) (Very Good) by A.M. Best, and syndicates from Lloyd’s of London, rated “A” (Excellent) by A.M. Best.

Investments

We derive investment income from our invested assets. We invest TICNY’s statutory surplus and funds to support its loss and loss adjustment expense reserves and its unearned premium reserves. Due to historically limited amounts of statutory surplus and net retention by TICNY, our net investment income had not been significant. Our investment income, however, has increased beginning in 2002 as TICNY’s invested assets increased due to TICNY’s increased net premiums written and surplus as well as from its $98.0 million of new investments as a direct result of a capital contribution of a portion of the IPO proceeds. Our net investment income was $15.0 million in 2005, compared to $5.1 million in 2004.

Our primary investment objectives are to preserve capital and maximize after-tax investment income. Our strategy is to purchase debt securities in sectors that represent the most attractive relative value and to maintain a moderate equity exposure. As of December 31, 2005, the fixed maturity securities represented approximately 91% of the fair market value of our investment portfolio and equity securities represented approximately 9%. Historically, we have emphasized liquidity to meet our claims obligations and debt service and to support our obligation to remit ceded premium (less ceding commission and claims payments) to our quota share reinsurers on a quarterly basis. Accordingly we have traditionally maintained between 8% and 10% of our portfolio in cash and cash equivalents. As of December 31, 2005, cash and cash equivalents represented approximately 9.8% of the total of fair market value of our investment portfolio and cash and cash equivalents.

Our investments are managed by an outside asset management company, Hyperion Capital Management, Inc., a New York based investment management firm. Hyperion has authority and discretion to buy and sell securities for us, subject to guidelines established by our Board of Directors. We may terminate our agreement with Hyperion upon 30 days notice. Our investment policy is conservative, as approximately 88.4% of the fixed income portion of our investment portfolio is rated A or higher as of December 31, 2005. The current equity target is 10% of the investment portfolio. The maximum allocation to equities, which results from market appreciation, is 20% of the investment portfolio. We monitor our investment results on a monthly basis to review the performance of our investments, determine whether any investments have been impaired and monitor market conditions for investments that would warrant any revision to our investment guidelines. Hyperion also provides us with a comprehensive quarterly report providing detailed information on our investment results as well as prevailing market conditions. Our investment results are also reviewed quarterly by the Board of Directors.

See “Item 7.—Investments” for further information on the composition and results of our investment portfolio.

The following table shows the market values of various categories of invested assets, the percentage of the total market value of our invested assets represented by each category and the book yield based on market value of each type as of the dates and for the periods indicated:

	As of and for the year ended December 31,
	2005			2004
Category	Market Value	Percent of Total	Yield	Market Value	Percent of Total	Yield
	($ in thousands)
U.S. Treasury Securities	$7,132	2.0%	4.13%	$1,784	0.8%	4.05%
U.S. agency securities	31,623	8.8%	4.42%	19,636	8.6%	4.22%
Corporate fixed maturity securities	76,488	21.3%	4.67%	49,381	21.6%	4.60%
Mortgage-backed securities	96,922	27.0%	5.26%	64,159	28.1%	4.52%
Asset-backed securities	15,188	4.2%	5.55%	12,473	5.5%	4.92%
Other taxable fixed maturity securities	244	0.1%	4.96%	243	0.1%	4.96%
Municipal securities	90,084	27.6%	3.67%	76,847	33.6%	3.64%
Common Stocks—at cost	24,558	6.8%	—		0.0%
Common stocks—at fair value	5,819	1.6%		2,368	1.0%
Preferred stocks	115	0.0%	7.27%	117	0.1%	7.27%
Common trust securities—statutory business trusts	1,426	0.4%		1,426	0.6%

The principal change in allocations in 2005 was an increase in the allocation to common stocks, municipal bonds, mortgage-backed securities and corporate bonds. During 2005 we reallocated a portion of the investment portfolio to higher yielding investments in equity securities. This includes common shares of a closed-end management investment company investing predominantly in asset-backed securities and mortgage-backed securities. We also invested in publicly traded real estate investment trusts (REITs) and one private placement REIT scheduled for an early 2006 IPO. During 2005 we had net purchases of mortgage-backed securities, municipal bonds and corporate bonds of approximately $108.6 million from investing new cash flow from operations. These new fixed maturity investments offered us favorable yields and fundamental credit quality. At December 31, 2005, the average credit quality of our fixed income investments was AA+ and the duration was 3.96 years.

During 2004, the most significant portfolio activity came during the fourth quarter with the investment of the IPO proceeds of $98.0 million. In order to increase the portfolio’s overall tax-exempt allocation, approximately 60% of the proceeds were invested into tax-exempt securities. Due to the steeper yield curve in the tax-exempt market compared to the taxable market, the tax-exempt purchases were focused in longer duration securities averaging approximately six years. To offset these longer duration securities, the taxable bond purchases were concentrated in short durations averaging two to three years.

In addition, during the fourth quarter of 2004, the effective duration of the portfolio decreased to 4.17 years compared to 4.41 years as of September 30, 2004. The lower duration was primarily due to the significant cash increase from the net proceeds from the issuance of $26.8 million of subordinated debentures underlying trust preferred securities in December 2004.

The following table shows the composition of our investment portfolio by remaining time to maturity at December 31, 2005 and December 31, 2004. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date.

	As of December 31,		As of December 31,
	2005		2004
Remaining Time to Maturity	Fair Market Value	Percentage of Fair Market Value	Fair Market Value	Percentage of Fair Market Value
	($ in thousands)
Less than one year	$3,873	1.2%	$3,994	1.8%
One to five years	92,961	28.4%	43,830	19.5%
Five to ten years	113,125	34.6%	95,100	42.3%
More than ten years	19,800	6.1%	17,440	7.8%
Mortgage-backed securities	96,922	29.7%	64,159	28.6%
Total	326,681	100.0%	$224,523	100.0%

The average credit rating of our fixed maturity portfolio, using ratings assigned to securities by Standard and Poor’s, was AA+ at December 31, 2005 and AA+ at December 31, 2004. The following table shows the ratings distribution of our fixed income portfolio as of the end of each of the past two years.

	As of December 31,		As of December 31,
	2005		2004
Rating	Fair Market Value	Percentage of Fair Market Value	Fair Market Value	Percentage of Fair Market Value
	($ in thousands)
U.S. Treasury securities	$7,132	2.2%	$1,784	0.8%
AAA	190,980	58.5%	140,460	62.6%
AA	40,020	12.3%	31,641	14.1%
A	50,546	15.5%	35,850	16.0%
BBB	19,956	6.1%	13,979	6.2%
Below BBB	18,047	5.5%	809	0.3%
Total	$326,681	100.0%	$224,523	100.0%

We regularly review our portfolio for declines in value. If a decline in value is deemed temporary, we record the decline as an unrealized loss in other comprehensive net income on our consolidated statement of income and accumulated other comprehensive net income on our consolidated balance sheet. If the decline is deemed “other than temporary,” we write down the carrying value of the investment and record a realized loss in our consolidated statements of income. As of December 31, 2005 and December 31, 2004, we had cumulative net unrealized (losses)/gains on our fixed maturity portfolio of $(4.4) million and $1.0 million, respectively. There were no other than temporary declines in the fair value of our securities at December 31, 2005 and 2004.

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

	2005	2004	2003
	($ in thousands)
Balance at January 1,	$128,722	$99,475	$65,688
Less reinsurance recoverables	(91,773)	(75,114)	(50,212)
	36,949	24,361	15,476
Incurred related to:
Current year	97,006	27,259	14,996
Prior years	(392)	(199)	75
Total incurred	96,614	27,060	15,071
Paid related to:
Current year	20,891	6,991	2,084
Prior years	10,926	7,481	4,102
Total paid	31,817	14,472	6,186
Net balance at December 31,	101,746	36,949	24,361
Add reinsurance recoverables	96,978	91,773	75,114
Balance at December 31,	$198,724	$128,722	$99,475

Our claims reserving practices are designed to set reserves that in the aggregate are adequate to pay all claims at their ultimate settlement value. Thus, our reserves are not discounted for inflation or other factors.

Loss Development

Shown below is the loss development for business written each year from 1995 through 2005. The table portrays the changes in our loss and LAE reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on the basis of GAAP.

The first line of the table shows, for the years indicated, our net reserve liability including the reserve for incurred but not reported losses as originally estimated. For example, as of December 31, 2002 we estimated that $15.476 million would be a sufficient reserve to settle all claims not already settled that had occurred prior to December 31, 2002 whether reported or unreported to us. The next section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. For example, with respect to the net losses and loss expense reserve of $15.476 million as of December 31, 2002, by the end of 2005 (three years later) $9.090 million had actually been paid in settlement of the claims.

The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, as reflected in that section of the table, the original reserve of $15.476 million was re-estimated to be $16.461 million at December 31, 2005. The increase from the original estimate is caused by a combination of factors, including: (1) reserves being settled for amounts different than originally estimated, (2) reserves being increased or decreased for claims remaining open as more information becomes known about those individual claims and (3) more or fewer claims being reported after December 31, 2002 than had occurred prior to that date.

The “cumulative redundancy/ (deficiency)” represents, as of December 31, 2005, the difference between the latest re-estimated liability and the reserves as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For example, as of December 31, 2005 and based upon updated information, we re-estimated that the reserves which were established as of December 31, 2004 were $392,000 redundant.

The bottom part of the table shows the impact of reinsurance reconciling the net reserves shown in the upper portion of the table to gross reserves.

Analysis of Loss and Loss Adjustment Reserve Development

	Year ended December 31,
	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	($ in thousands)
Original Net Liability	$2,239	$3,361	$5,005	$6,184	$6,810	$7,901	$8,620	$15,476	$24,361	$36,949	$101,746
Cumulative payments as of:
One year later	321	1,035	1,428	2,377	2,560	3,376	2,879	4,103	7,467	10,926
Two years later	831	1,849	2,827	3,890	4,767	5,439	4,906	6,707	11,856
Three years later	1,386	2,747	4,045	5,439	6,153	6,953	6,376	9,090
Four years later	1,928	3,397	5,191	6,340	6,896	7,896	7,219
Five years later	2,332	4,083	5,895	6,714	7,249	8,285
Six years later	2,723	4,454	6,220	6,935	7,465
Seven years later	2,970	4,691	6,413	6,978
Eight years later	3,132	4,847	6,423
Nine years later	3,266	4,836
Ten years later	3,251
Net liability re-estimated as of:
One year later	2,020	4,154	5,954	6,842	7,493	9,702	11,521	15,551	24,163	36,557
Two years later	2,506	4,574	6,262	7,123	8,652	11,684	11,276	14,665	24,815
Three years later	2,839	4,457	6,428	7,871	9,516	11,458	10,494	16,461
Four years later	2,841	4,544	6,945	8,244	9,210	10,819	11,875
Five years later	2,926	4,992	7,169	7,963	8,955	11,944
Six years later	3,250	5,093	7,057	7,875	9,951
Seven years later	3,346	5,065	7,037	8,659
Eight years later	3,373	5,141	7,663
Nine years later	3,453	5,607
Ten years later	3,686
Cumulative Net redundancy/(deficiency)	(1,447)	(2,246)	(2,658)	(2,475)	(3,141)	(4,043)	(3,255)	(985)	(454)	392
Net reserves	$2,239	$3,361	$5,005	$6,184	$6,810	$7,901	$8,620	$15,476	$24,361	$36,949	$101,746
Ceded reserves	5,744	8,529	14,800	15,696	17,410	20,601	29,017	50,211	75,114	91,773	96,978
Gross reserves	$7,983	$11,890	$19,805	$21,880	$24,220	$28,502	$37,637	$65,687	$99,475	$128,722	$198,724
Net re-estimated	$3,686	$5,607	$7,663	$8,659	$9,951	$11,944	$11,875	$16,461	$24,815	$36,557
Ceded re-estimated	12,849	17,005	18,382	22,803	28,477	33,080	40,852	54,409	75,075	91,199
Gross re-estimated	$16,535	$22,612	$26,045	$31,462	$38,428	$45,024	$52,727	$70,870	$99,890	$127,756
Cumulative Gross redundancy/(deficiency)	(8,552)	(10,722)	(6,240)	(9,582)	(14,208)	(16,522)	(15,090)	(5,183)	(415)	966

Analysis of Reserves

The following table shows our net outstanding case loss reserves and IBNR by line of business as of December 31, 2005.

	Outstanding Case Loss Reserves	IBNR
	($ in thousands)
Commercial Multiple Peril	$21,600	$32,603
Other Liability	5,227	9,843
Workers Compensation	4,730	5,143
Commercial Automobile	2,099	3,487
Homeowners	9,457	5,152
Fire and Allied Lines	1,109	1,296
All Lines	$44,222	$57,524

In 2004 and 2005 we had favorable development in our net losses from prior accident years  of $199,000 and $392,000, respectively.

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

Our actuaries utilize several methodologies to project losses and corresponding reserves. These methodologies generally are classified into three types:

•       Loss development projections. Loss development projection methods are characterized by determination of loss development factors utilizing patterns of loss development from incurred and paid losses for prior accident years. This is the main methodology utilized for each accident year except for the most current accident year.

•       Loss ratio projections. There also is significant weight given to the loss ratio projections. Loss ratio projections determine the loss ratio for the current year based upon applying inflation, or trend, and the effect of rate changes to the loss ratios from the prior years. This method is given weight for the current accident year when there is high volatility in the reported development patterns at early ages.

•       Frequency and severity projections. Frequency and severity projections are characterized by development of numbers of claims reported and average claims severity, and these methods are utilized as a check on the other methods.

Based upon these methods our actuaries determine a best estimate of the loss reserves. All of these methods are standard actuarial approaches and have been utilized consistently since 2003.

We are not aware of any claims trends that have emerged or that would cause future adverse development that have not already been considered in existing case reserves and in our current loss development factors.

Also, in New York State, lawsuits for negligence, subject to certain limitations, must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, our exposure to IBNR for accident years 2003 and prior is limited although there remains the possibility of adverse development on reported claims. Due to the reserve strengthening in 2002 and close monitoring and analysis of reserves, we believe our loss reserves are adequate. This is reflected by the loss development as of December 31, 2005 showing developed redundancies since 2003. However, there are no assurances that future loss development and trends will be consistent with our past loss development history, and so adverse loss reserves development remains a risk factor to our business. See “Item 1A.—Risks Related to Our Business—If our actual loss and loss adjustment expenses exceed our loss reserves, our financial condition and results of operations could be significantly adversely affected.”

The net loss reserves for the most recent accident years on a consolidated basis as of December 31, 2005 were $76.1 million for accident year 2005 and $12.7 million for accident year 2004. A redundancy or (deficiency) in net reserves for these years would impact our income before income taxes by the following :

	Accident Year
Redundancy / (Deficiency)	2004	2005
	($ millions)
10%	$1.3	$7.6
5%	0.6	3.8
(5%)	(0.6)	(3.8)
(10%)	(1.3)	(7.6)

Claims

Our claims division combines the services of our staff defense, coverage and appellate attorneys with a traditional multi-line insurance claims adjusting staff. See “Item 1.—Business Segments—Insurance Services Segment Products and Services” for a description of TRM’s claim service fee-based operations.

The claims division seeks to provide expedient, fair and consistent claims handling, while controlling loss adjustment expenses. Handling the claims adjustment and defense of insureds in-house enables us to accurately evaluate coverage, promptly post accurate loss and loss adjustment expense reserves, maintain the highest policyholders service standards and aggressively defend against liability claims. In addition, through the use of a claims database that captures detailed statistics and information on every claim, our underwriting and loss control departments are able to access information to assist them in the monitoring of the various lines of business and identifying adverse loss trends, giving them the ability to make informed underwriting and pricing decisions.

The claims division is divided into eight units: auto claims, workers’ compensation claims, property claims, liability claims, coverage, in-house defense, administration and processing, and subrogation and recovery. Our in-house legal staff consists of approximately 16 attorneys who are managed by two co-managing attorneys reporting to the Senior Vice President Claims.

The continued development of in-house expertise in all areas remains a primary goal of the claims division. We have continued to build an in-house defense team in order to handle a substantial percentage of lawsuits in New York State and vigorously defend against fraudulent and frivolous lawsuits. Given the high cost of coverage counsel in those instances where coverage may be an issue, we formed an in-house coverage law firm. Our claims staff and in-house attorneys handle all of our claims and the majority of our lawsuits internally. Approximately 75% of all lawsuits arising from our insurance company operation are currently handled in-house. This approach enables us to maintain a high level of service to our policyholders and vigorously defend non-meritorious and frivolous claims while controlling loss adjustment expenses. We have also formed a full time staff of in-house liability field investigators to replace a traditionally outsourced claims function. We have also built an experienced team of field property adjusters to push down costs and to ensure high quality claims experience for our commercial and personal lines property policyholders.

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

Technology

We seek to leverage technology and make use of business process redesign in order to gain operating efficiencies and effectiveness. For example, we were able to eliminate redundant keying of policy information  by upgrading our policy data entry system. This has enabled us to control the growth of our clerical staff and improve our customer service. We have implemented a number of technology improvements and redesign of business processes, including an on-line imaging system, a data warehouse that houses both claims and underwriting data to provide management reporting and a web-based platform (WebPlus) for quoting and capturing policy submissions directly from our producers.

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

WebPlus ®

Since April 2003, we have been using WebPlus, our web-based software platform for quoting and capturing policy submissions directly from our producers. WebPlus allows our producers to submit, rate and, where permitted by the program, bind small premium accounts. Through a rules based engine, we have implemented our underwriting guidelines within WebPlus. Through an ongoing monthly, quarterly and annual management review and analysis of the book of business, we confirm the risk quality and loss ratio profile of policies processed in WebPlus. We utilize WebPlus for all of our personal lines business and landlord package policies. We started using WebPlus in April 2003 and within twelve months approximately 94% of our personal lines policies were being processed through WebPlus. We believe that this technology reduces underwriter involvement in each policy application, as well as improves our ability to validate and capture all relevant policy information early in the submission process and at a single point. We believe that WebPlus has significantly reduced our expense associated with processing business, improved customer service and made it easier for our producers to do business with us. In  2004, we added workers’ compensation and automobile to the suite of products that can be submitted to us through WebPlus, and we are now developing commercial package and automobile policies capability.

WebPlus was developed for us by AgencyPort Insurance Services, Inc. (“AgencyPort”), a technology Company specializing in the property and casualty insurance industry, in exchange for our commitment to invest $1 million in AgencyPort.  In addition, we licensed AgencyPort’s KeyOnce software development kit (SDK), which AgencyPort utilized to develop WebPlus. We also obtained a warrant to acquire common shares in AgencyPort. On January 7, 2004 TICNY exercised this warrant in full for 1,072,525 common shares of AgencyPort, for $1 million less $663,000 paid towards the development of WebPlus resulting in a payment of $337,000. These payments have been capitalized as software and are being amortized over three years. The 1,072,525 shares represented approximately 25% of the outstanding shares of AgencyPort as of December 31, 2005. We do not exercise significant influence over AgencyPort and we do not have any representation on the Board of Directors of AgencyPort. The relationship is primarily one of AgencyPort as a licensor and developer of software for our benefit. Accordingly, we do not account for our investment in AgencyPort on the equity method. We have assigned no value to the shares acquired as AgencyPort as of December 31, 2005. As of December 31, 2003, we held another warrant to acquire an additional 30% of the outstanding shares of AgencyPort. On August 31, 2004, we entered into an agreement with AgencyPort to eliminate this warrant in consideration for certain rights granted to us including access to certain software source code. We received the source code upon execution of the agreement.

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

The soft market that existed until sometime in 2001 was characterized by pricing based competition, with a number of competitors attempting to gain or retain market share by charging premium rates that ultimately proved to be inadequate. The losses suffered by many of these companies have resulted in their insolvencies or exit from our chosen markets. The pricing environment in the hard market prevalent in 2004 was such that competition tends to focus more on the non-pricing factors listed above. During the last quarter of 2004 and continuing throughout 2005 a moderation of the pricing environment within the commercial insurance marketplace became evident as pricing increases on renewing policies lessened.

We seek to distinguish ourselves from our competitors by providing a broad product line offering and targeting those market segments that we believe are underserved and therefore provide us with the best opportunity to obtain favorable policy terms, conditions and pricing. We believe that by offering several different lines of business, we are able to compete effectively against insurance companies that offer limited products. We also seek to limit the extent to which we must directly compete with the companies listed above by positioning our products in underserved market segments and adjusting our premium volume in these market segments depending upon the level of competition. We have historically targeted risks located in New York City and adjacent areas, as we feel this is a market that historically has not been emphasized by regional and national insurance companies. As our territorial expansion has encompassed all of New York State and other northeastern states, we have maintained our marketing approach. We will continue to compete with other companies by quickly and opportunistically delivering products that respond to our producers’ needs, which may be determined by other companies’ insolvencies or voluntary withdrawals from particular market segments. Our ability to quickly develop and replace various products that had previously been offered by Empire Insurance Group when we purchased the renewal rights to the Empire business in 2001 is an example of this capability. In addition to being responsive to market needs, we also focus on assisting our producers with placing business by offering rating and submission capability through WebPlus and rating disks, as well as by providing our producers with clear and concise underwriting guidelines. We also compete by focusing on reducing our producers’ costs of doing business with us. For example, we directly bill our policyholders on most of our policies with a per policy premium below $10,000 and provide customer service support to policyholders on behalf of our producers. This increased service allows us to deliver value to our producers other than through higher commission rates. Finally, our success in reducing liability claims costs through cost effective and aggressive claims handling has reduced the cost of liability insurance premiums for our policyholders. This capability also helps us compete with other insurance companies. Notwithstanding the positive competitive factors discussed above, many of our competitors have greater financial and marketing resources and higher ratings from rating agencies than we do, which may have an adverse effect on our ability to compete with them.

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. TICNY was assigned a letter rating of “B+” (Very Good) by A.M. Best in 1997 and was upgraded to “B++” (Very Good) in 2003. In October 2004, TICNY was upgraded to “A-” (Excellent) by A.M. Best, the 4th highest of 15 rating categories used by A.M. Best. In evaluating a company’s financial strength, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s financial strength and is not an evaluation directed at investors. There is no guarantee that TICNY will maintain the improved rating. In addition during 2005 TNIC, a newly acquired shell company, was also rated “A-” (Excellent) by A.M. Best.

In April 2003, in connection with the issuance of subordinated debentures underlying trust preferred securities, TICNY also received an insurer financial strength rating from Standard & Poor’s. This rating provides an assessment of the financial strength of an insurance company and its capacity to meet obligations to policyholders on a timely basis. TICNY’s most recent rating from Standard & Poor’s is “BB+” with a stable outlook.

With the rating upgrade from A.M. Best, TICNY is positioned to enter into new market segments that will provide additional premium growth opportunities. Some segments of the insurance market are rating sensitive. This means that customers in those segments require that their insurance company have a minimum financial strength and/or a minimum rating. Additional rating sensitivity is created by some insurance companies writing umbrella policies, who will not issue a policy unless the underlying primary carrier has a minimum rating. We believe that the “A-” (Excellent)  rating will allow TICNY to participate in rating sensitive markets such as the middle market segment described in “Item 1.—Business Segments—Insurance Services Segment Products and Services”, currently served by TRM through the use of TRM’s issuing companies. Likewise, with the higher rating, we believe TICNY will be able to attract many large premium accounts in the monoline liability and preferred property lines of business, where insureds also tend to be rating sensitive.

Employees

All of our employees are employed directly by TICNY. As of December 31, 2005, the total number of full-time equivalent employees of TICNY was 360 of which 286 are in New York City, 48 are in the Long Island, New York branch and 26 are in the Buffalo, New York branch. None of these employees are covered by a collective bargaining agreement. We have employment agreements with our senior executive officers. The remainder of our employees are at-will employees.

Regulation

U.S. Insurance Holding Company Regulation of Tower

Tower, as the parent of TICNY and TNIC, is subject to the insurance holding company laws of New York. These laws generally require TICNY and TNIC to register with the New York Insurance Department and to furnish annually financial and other information about the operations of companies within the holding company system. Generally under these laws, all material transactions among companies in the holding company system to which TICNY or TNIC is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and reasonable and, if material or of a specified category, require prior notice and approval or non-disapproval by the New York Insurance Department.

Changes of Control

Before a person can acquire control of a New York insurance company, prior written approval must be obtained from the Superintendent of Insurance of the State of New York. Prior to granting approval of an application to acquire control of a New York insurer, the Superintendent of Insurance of the State of New York will consider such factors as: the financial strength of the applicant, the integrity and management of the applicant’s Board of Directors and executive officers, the acquirer’s plans for the management of the applicant’s Board of Directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Pursuant to the New York insurance holding company statute, “control” means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Control is presumed to exist if any person directly or indirectly owns, controls or holds with the power to vote 10% or more of the voting securities of the company; however, the New York State Insurance Department, after notice and a hearing, may determine that a person or entity which directly or indirectly owns, controls or holds with the power to vote less than 10% of the voting securities of the company, “controls” the company. Because a person acquiring 10% or more of our common stock would indirectly control the same percentage of the stock of the TICNY, the insurance change of control laws of New York would likely apply to such a transaction.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Tower, including through transactions, and in particular unsolicited transactions, that some or all of the stockholders of Tower might consider to be desirable.

Legislative Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of Federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the National Association of Insurance Commissioners (“NAIC”). We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

In 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Act was enacted. The Terrorism Act is designed to ensure the availability of insurance coverage for foreign terrorist acts in the United States of America. This law established a Federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism. As a result, we are prohibited from adding certain terrorism exclusions to the policies written by TICNY. Although TICNY is protected by federally funded terrorism reinsurance as provided for in the Terrorism Act, there is a substantial deductible that must be met, the payment of which could have an adverse effect on our results of operations. On December 17, 2005, Congress passed a two-year extension of the Terrorism Act though December 31, 2007, under the terms of the extension, Tower deductible will increase to 17.5% of direct earned premium in 2006 and 20% in 2007. The minimum size of the triggering event will be increased from the current $5 million to $50 million for the last nine months of 2006 and $100 million in 2007.  As a consequence of these changes, potential losses from a terrorist attack could be substantially larger than previously expected. Potential future changes to the Terrorism Act could also adversely affect our ability to obtain reinsurance on favorable terms, including pricing, and may affect our underwriting strategy, rating, and other elements of our operation.

In October 2003, New York State enacted a version of the NAIC Producer Licensing Model Act (the “Act”), which provides uniform procedures and guidelines for the licensing of insurance brokers and agents. The applicable provisions of the Act took effect January 1, 2004. The Act is primarily directed toward assisting New York insurance agents and brokers to transact business in other states on a non-resident basis. The law includes provisions to increase uniformity among states in regard to producer licensing. We do not anticipate that this law will have a material impact on us.

State Insurance Regulation

State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies. The primary purpose of such regulatory powers is to protect individual policyholders. The extent of such regulation varies, but generally has its source in statutes that delegate regulatory, supervisory and administrative power to state insurance departments. Such powers relate to, among other things, licensing to transact business,  accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances. State insurance laws and regulations require TICNY and TNIC to file financial statements with insurance departments everywhere it will be licensed to conduct insurance business, and its operations are subject to examination by those departments.

TICNY and TNIC prepare statutory financial statements in accordance with statutory accounting principles (“SAP”) and procedures prescribed or permitted by the New York Insurance Department and the Massachusetts Department of Insurance, respectively. As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC.

The terms and conditions of reinsurance agreements generally are not subject to regulation by any U.S. state insurance department with respect to rates or policy terms. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

Insurance Regulatory Information System Ratios

The Insurance Regulatory Information System, or IRIS, was developed by the NAIC and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. For 2005 TICNY’s results were outside the usual values for two IRIS ratios and within the usual values for eleven IRIS ratios. In 2005, the change in net writings ratio was affected by the 116% increase in net premiums written due to the reduction in our quota share ceding percentage effective October 1, 2004 which continued throughout 2005 as well as growth in gross premiums written. The estimated current reserve deficiency to policyholders’ surplus was affected by the 261% increase in net premiums earned due to the reduction in our quota share ceding percentage effective October 1, 2004 which continued throughout 2005 as well as growth in gross premiums earned. For 2005 TNIC’s results were outside the usual values for two IRIS ratios and within the usual values for eleven IRIS rations. The two IRIS ratios that were outside the usual values were gross change in policyholders’ surplus and net change in adjusted policyholders’ surplus. Both ratios were outside of the usual values as a result of the beginning surplus of zero and an ending surplus of $10.1 million from our capital contribution.

New York State Dividend Limitations

TICNY’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of New York. Under New York law, TICNY may pay dividends out of statutory earned surplus. In addition, the New York Insurance Department must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding 12 months, exceeds the lesser of (1) 10% of TICNY’s policyholder’s surplus as shown on its latest statutory financial statement filed with the New York Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months. TICNY declared approximately $2,050,000, $850,000 and $363,000 in dividends to Tower in 2005, 2004, and 2003, respectively. As of December 31, 2005, the maximum distribution that TICNY could pay without prior regulatory approval was approximately $4.0 million.

Massachusetts Dividend Limitations

TNIC my not pay any dividend that, together with all dividends declared or distributed by TNIC during the preceding twelve months, excluding pro rata distributions of any class of the TNIC’s own securities, exceeds the greater of (1) 10% of TNIC’s policyholders’ surplus as of the end of the preceding calendar year or (2) TNIC’s net income for the next preceding calendar year, until thirty days after the Commissioner has received notice of the intended dividend and not objected in such time. Because TNIC has not yet commenced insurance operations it has no positive unassigned surplus. Therefore, it may not pay dividends at this time without the approval of the Massachusetts Commissioner of Insurance.

Risk-Based Capital Regulations

The New York Insurance Department requires domestic property and casualty insurers to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow the New York Insurance Department to identify potential weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). At December 31, 2005 TICNY and TNIC’s risk-based capital levels exceeded the minimum level that would trigger regulatory attention. In their 2005 statutory statements, TICNY and TNIC have both complied with the NAIC’s risk-based capital reporting requirements.

Statutory Accounting Principles

SAP is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

GAAP is concerned with a company’s solvency, but it is also concerned with other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as opposed to SAP.

Statutory accounting practices established by the NAIC and adopted, in part, by the New York and Massachusetts regulators determine, among other things, the amount of statutory surplus and statutory net income of TICNY and TNIC and thus determine, in part, the amount of funds that are available to pay dividends to us.

Guaranty Associations

In New York and in the Commonwealth of Massachusetts and in most of the jurisdictions where TICNY  and TNIC are currently licensed to transact business there is a requirement that property and casualty insurers doing business within the jurisdiction participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premium written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

In none of the past five years has the assessment in any year levied against TICNY been material. Property and casualty insurance company insolvencies or failures may result in additional security fund assessments to TICNY and TNIC at some future date. At this time we are unable to determine the impact, if any; such assessments may have on the consolidated financial position or results of operations. We have established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings and assessments by the various workers’ compensation funds. See “Note 13. Commitments and Contingencies”.

TRM

The activities of TRM are subject to licensing requirements and regulation under the laws of New York and New Jersey. TRM’s business depends on the validity of, and continued good standing under, the licenses and approvals pursuant to which it operates, as well as compliance with pertinent regulations. TRM therefore devotes significant effort toward maintaining its licenses to ensure compliance with a diverse and complex regulatory structure.

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

Industry Investigations

The insurance industry recently has become the subject of increasing scrutiny with respect to insurance broker and agent compensation arrangements and sales practices. The New York State Attorney General and other state and Federal regulators have commenced investigations and other proceedings relating to compensation and bidding arrangements between producers and issuers of insurance products and unsuitable sales practices by producers on behalf of either the issuer or the purchaser. The practices currently under investigation include, among other things, allegations that so-called contingent commission arrangements may conflict with a broker’s duties to its customers that certain brokers and insurers may have engaged in anti-competitive practices in connection with insurance premium quotes. The New York State Attorney General has recently entered into a settlement agreement with two large insurance brokers. These investigations and proceedings are expected to continue, and new investigative proceedings may be commenced, in the future. These investigations and proceedings could result in legal precedents and new industry-wide practices or legislation, rules or regulations that could significantly affect our industry and may also cause stock price volatility for companies in the insurance industry. Contingent commissions under our producers’ profit sharing plan amounted to less than ¼% of our overall commission expense in 2004 and less than ½% in 2005.

Recently, regulators and other governmental authorities have been investigating certain types of insurance and reinsurance arrangements that they allege are intended only to smooth an insured company or ceding insurer’s earnings rather than to transfer insurance risk. We believe our quota share reinsurance meets all requirements pertaining to risk transfer. However, these investigations, the related legal actions and the accompanying increased scrutiny of “non-traditional” reinsurance arrangements may lead to a change in the applicable accounting standards or a reduction in the availability of some types of reinsurance. In turn, these developments could produce higher prices for reinsurance, an increase in the amount of risk we retain, reduced ceding commission revenue, or other potentially adverse developments. In that event, we may be required to restructure or reduce our use of quota share reinsurance or reduce our premium writings.

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

Note on Forward-Looking Statements

Some of the statements under “Item 1A Risk Factors,” “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1 Business” and elsewhere in this Form 10-K may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance sector in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the Federal securities laws or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described under “Item 1A.—Risk Factors” and the following:

•       ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•       developments that may delay or limit our ability to enter new markets as quickly as we anticipate;

•       increased competition on the basis of pricing, capacity, coverage terms or other factors;

•       greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•       the effects of acts of terrorism or war;

•       developments in the world’s financial and capital markets that adversely affect the performance of our investments;

•       changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;

•       acceptance of our products and services, including new products and services;

•       changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•       changes in the percentage of our premiums written that we ceded to reinsurers;

•       decreased demand for our insurance or reinsurance products;

•       loss of the services of any of our executive officers or other key personnel;

•       the effects of mergers, acquisitions and divestitures;

•       changes in rating agency policies or practices;

•       changes in legal theories of liability under our insurance policies;

•       changes in accounting policies or practices; and

•       changes in general economic conditions, including inflation, interest rates and other factors.

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

Item 1A.                Risk Factors

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

This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Form 10-K. See “Item 1.—Note on Forward-Looking Statements”.

Risks Related to Our Business

If our actual loss and loss adjustment expenses exceed our loss reserves, our financial condition and results of operations could be significantly adversely affected.

Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. We establish loss reserves to cover our estimated liability for the payment of all losses and loss adjustment expenses incurred under the policies that we write. Loss reserves include case reserves, which are established for specific claims that have been reported to us, and reserves for claims that have been incurred but not reported (or “IBNR”). To the extent that loss and loss adjustment expenses exceed our estimates, we will be required to immediately recognize the less favorable experience and increase loss reserves, with a corresponding reduction in our net income in the period in which the deficiency is identified. For example, over the past ten years we have experienced adverse development of reserves for losses and loss adjustment expenses incurred in prior years. In 2002, following an annual review by an outside actuarial consulting company of TICNY’s net loss and loss adjustment reserves, we increased such reserves by $2.9 million.

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

TICNY currently writes business in concentrated geographic areas, primarily in the southern and western portions of New York State, and reinsures business produced by TRM in New York and to a lesser extent in New Jersey and Pennsylvania. As a result, a single catastrophe occurrence, destructive weather pattern, terrorist attack, regulatory development or other condition or general economic trend affecting the region within which TICNY and TRM conduct their business could adversely affect our financial condition or results of operations more significantly than other insurance companies that conduct business across a broader geographical area. During our history, we have not experienced any single event that materially affected our results of operations. The most significant single event was the terrorist attacks of September 11, 2001, as a result of which we suffered $391,000 in net losses.

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

We have not yet arranged quota share insurance for 2006. If we cannot obtain adequate reinsurance protection for the risks we have underwritten, we may be exposed to greater losses from these risks or we may reduce the amount of business we underwrite, which will reduce our revenues.

Under state insurance law, insurance companies are required to maintain a certain level of capital in support of the policies they issue. In addition, rating agencies will reduce an insurance company’s ratings if the company’s premiums exceed specified multiples of its capital. As a result, the level of TICNY’s statutory surplus and capital limits the amount of premiums that it can write and retain risk on. Historically, we have utilized reinsurance to expand our capacity to write more business than TICNY’s surplus would have otherwise supported. As a result of the increase in TICNY’s surplus with proceeds contributed from the IPO, the quota share ceding percentage was reduced from 60% to 25% on October 1, 2004 and was maintained at 25% throughout 2005.

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

We do not currently have in place quota share reinsurance for 2006. We are currently in discussions with a Bermuda reinsurance company in formation to enter into a multi-year quota share reinsurance agreement and in discussions with the Bermuda reinsurer’s parent holding company with respect to a potential pooling or other risk sharing agreements between our insurance companies and one or more U.S. insurance companies that may be acquired by the Bermuda holding company, which could provide additional capacity to write business through an insurance risk sharing or pooling agreement. The Bermuda reinsurance company in formation is not yet able to engage in the reinsurance and insurance business because it has not received all of the necessary regulatory approvals or completed its capitalization. There can be no assurance that the capitalization will be completed or that the necessary regulatory approvals will be granted or that any approval granted will not be subject to conditions that restrict operations.

Furthermore, the Bermuda holding company’s acquisition of the U.S. insurance companies will require the approval of insurance regulators in the respective states of domicile of such companies, and also may need the approval of insurance regulators in states where such companies are admitted. There can be no assurance that the necessary regulatory approvals will be received.

We have made an investment in the Bermuda holding company and our Chairman and Chief Executive Officer, Michael H. Lee, is also expected to serve as the Chairman and Chief Executive Officer of that company. Because we may be deemed to control the Bermuda reinsurance company and any U.S. insurance companies that the Bermuda holding company may acquire under the provisions of the New York State Insurance Department and applicable regulations, we cannot enter into the reinsurance agreements or pooling agreements unless 30 days advance notice is provided to the New York State Insurance Department proposing our intention to enter into such agreements, and the New York State Insurance Department does not disapprove of these agreements within such period. Accordingly, it is possible that the New York State Insurance Department may not approve the terms and conditions of these agreements or it may determine that certain terms and conditions may not be fair or equitable or reasonable and must be revised.

If the Bermuda reinsurance company and the U.S. insurance companies are not formed or acquired or our discussions with respect to the multi-year reinsurance agreement and the risk sharing or pooling agreements do no result in reaching acceptable terms and execution, we will seek reinsurance protection and additional capacity elsewhere. However, if we cannot obtain adequate reinsurance protection for the risks we have underwritten, we may be exposed to greater losses from these risks, which could have a material adverse effect on our financial condition or results of operation. It we cannot obtain our desired amount of reinsurance or addition capacity to write business through risk sharing or pooling agreements, we may be forced to reduce the amount of business that we underwrite, which will reduce our revenues.

Until the multi-year reinsurance agreement is in place we are retaining all of the risk for 2006 that would have been ceded to quota share reinsurers. In 2005, we ceded 25% of our net premiums written to reinsurers in accordance with our 2005 quota share treaty. The 2005 Property Catastrophe Program, which expires on June 30, 2006, requires that a minimum of 25% quota share cession be in place for the program. If a loss that is ceded to the Property Catastrophe Program occurs after January 1, 2006 but before the inception of the proposed multi-year quota share agreement, we would be required to retain 25% of the loss as if the quota share cession was in place.

If we are able to obtain reinsurance, our reinsurers may not pay losses in a timely fashion, or at all, which may cause a substantial loss and increase our costs.

As of December 31, 2005, we had a net balance due in our favor from our reinsurers of $148.1 million, consisting of $104.8 million in reinsurance recoverables and $43.3 million in prepaid reinsurance premiums. This amount is $15.7 million higher than TICNY’s statutory capital and surplus at that date. Since October 1, 2003, we have sought to manage our exposure to our reinsurers by placing our quota share reinsurance on a “funds withheld” basis and requiring any non-admitted reinsurers to collateralize their share of unearned premium and loss reserves. However, we have substantial recoverables from our pre-October 1, 2003 reinsurance arrangements that are uncollateralized, in that they are not supported by letters of credit, trust accounts, “funds withheld” arrangements or similar mechanisms intended to protect us against a reinsurer’s inability or unwillingness to pay. Our net exposure to our reinsurers totaled $58.8 million as of December 31, 2005 (representing 8.9% of our total assets on that date), including $33.2 million due from PXRE Reinsurance Company which received a ratings downgrade to “B+” (Very Good) by A.M. Best on February 24, 2006. See “Item 1.—Reinsurance” for a detailed discussion of our reinsurance exposures. Because we remain primarily liable to our policyholders for the payment of their claims, in the event that one of our reinsurers under an uncollateralized treaty became insolvent or refused to reimburse us for losses paid, or delayed in reimbursing us for losses paid, our cash flow and financial results overall could be materially and adversely affected.

Our insurance company subsidiaries are rated “A-” (Excellent) by A.M. Best, and a decline in this rating or the ratings assigned by other rating agencies could affect our standing among brokers, agents and insured and cause our sales and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “F” (In Liquidation). TICNY was upgraded to “A-  ” (Excellent) by A.M. Best, which is the 4th highest of 15 rating levels. There is no guarantee that TICNY will maintain this rating that is subject to, among other things, A.M. Best’s evaluation of our capitalization and performance on an ongoing basis including our management of terrorism risks, loss reserves and expenses.

In April 2003, in connection with the issuance of subordinated debentures underlying trust preferred securities, TICNY also received an insurer financial strength rating from Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc. (“Standard & Poor’s”). The most recent rating from Standard & Poor’s is “BB+” with a stable outlook. A “BB+” rating is the 11th highest of 21 rating levels used by Standard & Poor’s.

Our ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of A.M. Best or Standard & Poor’s. A decline in a company’s ratings indicating a reduced financial strength or other adverse financial developments can cause concern about the viability of the downgraded insurer among its agents, brokers and policyholders, resulting in a movement of business away from the downgraded carrier to other stronger or more highly rated carriers. Because many of our agents and brokers (whom we refer to as “producers”) and policyholders purchase our policies on the basis of our current ratings, the loss or reduction of any of our ratings will adversely impact our ability to retain or expand our policyholder base. The objective of the rating agencies’ rating systems is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. Our ratings reflect the rating agencies’ opinion of our financial strength and are not evaluations directed to investors in neither common stock nor recommendations to buy, sell or hold our common stock.

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

We may face substantial exposure to losses from terrorism and we are currently required by law to provide coverage against such losses.

Our location and concentration of business written in New York City and adjacent areas by our insurance company subsidiaries may expose us to losses from terrorism. U.S. insurers are required by state and Federal law to offer coverage for terrorism in certain commercial lines.

In response to the September 11, 2001 terrorist attacks, the United States Congress enacted legislation designed to ensure, among other things, the availability of insurance coverage for foreign terrorist acts, including the requirement that insurers offer such coverage in certain commercial lines. The Terrorism Risk Insurance Act of 2002 (“TRIA”) requires commercial property and casualty insurance companies to offer coverage for certain acts of terrorism and established a Federal assistance program through the end of 2005 to help such insurers cover claims related to future terrorism-related losses. The Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) extends the Federal assistance program through 2007, but it also has set a per-event threshold that must be met before the federal program becomes applicable and also increases the insurers’ statutory deductibles.

Pursuant to TRIA, our insurance company subsidiaries must offer insureds the option to purchase coverage for acts of terrorism that are certified as such by the U.S. Secretary of the Treasury, in concurrence with the Secretary of State and the Attorney General, for an additional premium or decline such coverage. When the coverage is not purchased, the policy is endorsed to exclude coverage for certified acts of terrorism, but losses from an act of terrorism that is not a certified event may be covered in any case. Also, even if coverage for certified acts of terrorism is excluded, losses from fire following the act of terrorism are covered. Under TRIA, the Federal government agreed to reimburse commercial insurers for up to 90% of the losses due to certified acts of terrorism in excess of a deductible which, for 2005, was set at 15% of the insurer’s direct earned commercial lines premiums for the immediately preceding calendar year, i.e., 2004.

Under TRIEA, the Federal government now agrees to reimburse commercial insurers only after a per-event threshold, referred to as the program trigger, has been reached. In the case of certified acts of terrorism taking place after March 31, 2006, the program trigger has been set at $50 million for industry-wide insured losses occurring in 2006 and $100 million for industry-wide insured losses occurring in 2007. The amount of the Federal government’s reimbursement drops from 90% to 85% for insured losses in 2007. In addition, each insurer’s deductible amount is set at 17.5% of certain of the insurer’s direct earned commercial lines premiums for 2006 and 20% for 2007.  These changes reduce the federal assistance and increase the costs of terrorism risk insurance program for our insurance company subsidiaries.

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

One recent example of an emerging claim and coverage issue is New York City sidewalk liability. Effective as of September 14, 2003, a new law enacted by the New York City Council allows an injured party to sue the owner of a commercial building located in the five boroughs of New York City for any property damage or personal injury that was caused by the failure of the owner to maintain the sidewalk abutting the owner’s building in a reasonably safe condition. Previously, the City of New York, and not the building owner, was responsible for the maintenance of city sidewalks. We have adjusted our underwriting guidelines to attempt to screen out exposures that present a heightened risk from this new law.

Since we depend on a few producers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

Our products are marketed by independent producers. Other insurance companies compete with us for the services and allegiance of these producers. These producers may choose to direct business to our competitors, or may direct less desirable risks to us. For the twelve months ended December 31, 2005, approximately 40% of the total of TICNY’s gross premiums written and premiums produced by TRM on behalf of its issuing companies was derived from our top 10 producers. For the twelve months ended December 31, 2005, Morstan General Agency, CRC Insurance Inc. and Davis Agency Inc produced 11%, 5%, and 5%, respectively, of the total of TICNY’s gross premiums written and the premiums produced by TRM on behalf of its issuing companies. A significant decrease in business from, or the entire loss of, our largest producer or several of our other large producers would cause us to lose premium and require us to seek alternative producers or to increase submissions from existing producers. In the event we are unable to find replacement producers or increase business produced by our existing producers, our premium revenues would decrease and our business and results of operations would be materially and adversely affected.

Our reliance on producers subjects us to their credit risk.

With respect to the premiums produced by TRM for its issuing companies and a limited amount of premium volume written by TICNY, producers collect premium from the policyholders and forward them to TRM and TICNY. In certain jurisdictions, including New York, when the insured pays premiums for these policies to producers for payment over to TRM and TICNY, the premiums might be considered to have been paid under applicable insurance laws and regulations and the insured will no longer be liable to us for those amounts, whether or not we have actually received the premiums from the producer. Consequently, we assume a degree of credit risk associated with producers. Although producers’ failures to remit premiums to us have not caused a material adverse impact on us to date, there have been instances where producers collected premium but did not remit it to us and we were nonetheless required under applicable law to provide the coverage set forth in the policy despite the absence of premium. Because the possibility of these events is dependent in large part upon the financial condition and internal operations of our producers, which in most cases are not public information, we are not able to quantify the exposure presented by this risk. If we are unable to collect premiums from our producers in the future, our financial condition and results of operations could be materially and adversely affected.

We operate in a highly competitive environment. If we are unsuccessful in competing against larger or more well-established rivals, our results of operations and financial condition could be adversely affected.

The property and casualty insurance industry is highly competitive and has historically been characterized by periods of significant pricing competition alternating with periods of greater pricing discipline, during which competition focuses upon other factors. In recent years the market environment was favorable in that rates increased significantly. During the latter part of 2004 and throughout 2005, increased competition in the marketplace became evident and, as a result, rate increases have become moderate. A softening of the market could lead to reduced growth or a reduction in premium volume, adverse effects on profitability and, ultimately, dislocation in the insurance industry. A.M. Best estimates that the industry wide change in net premiums written in the property casualty industry was 0.7% in 2005 compared to 4.7% in 2004 and is estimated to be 3.3% in 2006. The change in industry policyholders’ surplus as estimated by A.M. Best was 6.2% in 2005 compared to 13.6% in 2004 and is estimated to be 8.0% in 2006. In addition, in 2005, A.M. Best estimated new capital or capacity of $20 billion was raised by the property casualty insurance and reinsurance industry. This additional underwriting capacity may result in increased competition from other insurers seeking to expand the types or amount of business they write or cause a shift in focus by some insurers to maintaining market share at the expense of underwriting discipline. We attempt to compete based primarily on products offered, service, experience, the strength of our client relationships, reputation, speed of claims payment, perceived financial strength, ratings, scope of business, commissions paid and policy and contract terms and conditions. There are no assurances that in the future we will be able to retain or attract customers at prices which we consider to be adequate.

We compete with major U.S. insurers and certain underwriting syndicates, including large national companies such as The St. Paul Travelers Companies, Inc., Allstate Insurance Company and State Farm Fire and Casualty Company; regional insurers such as OneBeacon Insurance Company; and smaller, more local competitors such as Magna Carta Companies, Utica First Insurance Company, Greater New York Mutual Insurance Company, Commercial Mutual Insurance Company and Otsego Mutual Fire Insurance Company. Many of these companies have greater financial, marketing and management resources than we do. Many of these competitors also have more experience, better ratings and more market recognition than we do. We seek to distinguish ourselves from our competitors by providing a broad product line offering and targeting those market segments that provide us with the best opportunity to earn an underwriting profit. We also compete with other companies by quickly and opportunistically delivering products that respond to our producers’ needs.

In addition to competition in the operation of our business, we face competition from a variety of sources in attracting and retaining qualified employees. We also face competition because of entities that self-insure, primarily in the commercial insurance market. From time to time, established and potential customers may examine the benefits and risks of self-insurance and other alternatives to traditional insurance. See “Item 1.—Competition”.

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

We plan to expand our licensing or acquire other insurance companies with multi-state property and casualty licensing in order to expand our product and service offerings geographically. We also intend to continue to acquire books of business that fit our underwriting competencies from competitors, managing agents and other producers and to acquire other insurance companies. This expansion strategy may present special risks:

•       We have achieved our prior success by applying a disciplined approach to underwriting and pricing in select markets that are not well served by our competitors. We may not be able to successfully implement our underwriting, pricing and product strategies in companies or books of business we acquire or over a larger operating region;

•       We may not be successful in obtaining the required regulatory approvals to offer additional insurance products or expand into additional states;

•       We have limited acquisition experience and may not be able to efficiently combine an acquired company or block of business with our present financial, operational and management information systems; and

•       An acquisition could dilute the book value and earnings per share of our common stock.

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

Our business relationship with the Bermuda reinsurance company that may provide our 2006 quota share reinsurance and its affiliates may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.

As noted elsewhere (see “Item 1A.—Risk Factors—We have not yet arranged quota share insurance for 2006.”), we are in discussions with a Bermuda reinsurance company in formation with respect to a multi-year quota share reinsurance agreement among other matters. We have made a $15 million investment in the reinsurer’s parent holding company and expect to own a substantial interest in the holding company. In addition, Michael H. Lee, our Chairman of the Board, President and Chief Executive Officer, is expected to hold the same positions at the Bermuda holding company and, as such, will not serve our company on a full-time basis. Furthermore, members of our executive management are expected to resign their positions with us and become executive managers of the Bermuda holding company and its subsidiaries. Conflicts of interest could arise with respect to business opportunities that could be advantageous to the Bermuda company or its subsidiaries, on the one hand, and us or any of our subsidiaries, on the other hand.

Because Mr. Lee will hold leadership positions at both Tower and the Bermuda company following the closing of this offering, potential conflicts of interest may arise should the interests of Tower, the Bermuda company and Mr. Lee diverge. While we expect that initially our interests and the Bermuda company should be aligned, they may diverge as the Bermuda company develops additional business.

Mr. Lee’s service as Chairman of the Board, President and Chief Executive Officer of both the Bermuda holding company and Tower could also raise a potential challenge under anti-trust laws. Section 8 of the Clayton Antitrust Act, or the Clayton Act, prohibits a person from serving as a director or officer in any two competing corporations under certain circumstances. If the Bermuda holding company and Tower are in the future deemed to be competitors with the meaning of the Clayton Act, certain thresholds relating to direct competition between Tower and the Bermuda holding company are met, and the Department of Justice and Federal Trade Commission challenge the arrangement, Mr. Lee may be required to resign his positions with one of the companies, and/or fines or other penalties could be assessed against Mr. Lee and us. To alleviate any potential for direct competition between the Bermuda holding company and us, proposed arrangements between us and the Bermuda holding company will provide for a division of responsibilities. However, it is possible that the potential for direct competition with respect to certain classes of business may exist with respect to the business we and the Bermuda holding company’s subsidiaries may pursue.

If issuing companies or reinsurers are unwilling to participate in insurance arranged by TRM, our financial condition or results of operations could be materially adversely affected.

TRM produces insurance for other insurance companies, which we call TRM’s issuing companies that in turn cede 100% of the business to reinsurers, including TICNY. TRM receives commissions and fees for producing the insurance and arranging the reinsurance. TRM’s ability to generate fee income therefore depends upon the willingness of issuing companies to write the business produced by TRM, which depends upon the willingness of reinsurers, including TICNY, to assume the risk on the business produced by TRM. Prior to 2006, all of the premiums produced by TRM were written through two issuing insurance companies, Virginia Surety Company, Inc. (“Virginia Surety”) and State National Insurance Company, Inc. (“State National”). Starting  in 2006, all of TRM’s premiums produced will be issued through Virginia Surety. The contract with this company is terminable by either party upon 90 days notice. If we are unable to successfully structure a reinsurance transaction that would be satisfactory to this issuing company or if the issuing company is otherwise unwilling to do business with us, and we are unable to find an additional or replacement issuing company, we would have to rely on our own insurance company to write the premium currently produced by TRM for these issuing company or else forego some or all of this business and the associated fee revenues. Writing this business in our own insurance company would require us to bear additional insurance risk. Depending on our insurance company’s statutory surplus and our premium growth, we may not be able to write some or all of this business. Accordingly, the inability to retain or replace a TRM issuing company or to obtain reinsurance acceptable to us or the issuing company could have an adverse effect on our financial condition or results of operations.

An issuing company’s insolvency or weakened financial condition may have an adverse impact on TRM’s revenues.

In the event of the insolvency or liquidation of an issuing company or other event having a negative impact on the financial strength of an issuing company, TRM may be unable to collect commissions due on policies written through that issuing company and may be unable to collect other fees due such as claims administration fees. Commission revenue on policies written through TRM’s issuing companies represented 4.2% of consolidated revenues in 2005 and 10.7% in 2004 and in 2003.

Our investment performance may suffer as a result of adverse capital market developments or other factors, which may affect our financial results and ability to conduct business.

We invest the premium we receive from policyholders until it is needed to pay policyholder claims or other expenses. At December 31, 2005, our invested assets consisted of $326.7 million in fixed maturity securities, $5.9 million in equity securities at fair value, $24.6 million of equity securities at cost and $1.4 million in common trust securities—statutory business trusts. Additionally, we held $38.8 million in cash and cash equivalents. In 2005, we earned $15.0 million of net investment income representing 6.8% of our total revenues and 47.1% of our pre-tax income. Our funds are invested by a professional investment advisory management firm under the direction of our management team in accordance with detailed investment guidelines set by us. See “Item 1.—Investments”. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. (Interest rate risk is discussed below under the heading, “—We may be adversely affected by interest rate changes”). In particular, the volatility of our claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities.

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

In addition, our investment portfolio includes mortgage-backed securities. As of December 31, 2005, mortgage-backed securities constituted approximately 27.0% of our invested assets. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. When interest rates fall, mortgage-backed securities are prepaid more quickly than expected and the holder must reinvest the proceeds at lower interest rates. Our mortgage-backed securities currently consist of securities with features that reduce the risk of prepayment, but there is no guarantee that we will not invest in other mortgage-backed securities that lack this protection. In periods of increasing interest rates, mortgage-backed securities are prepaid more slowly, which may require us to receive interest payments that are below the interest rates then prevailing for longer than expected.

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

TICNY and TNIC are subject to comprehensive regulation and supervision in their respective states of domicile. The purpose of the insurance laws and regulations are to protect insureds, not our stockholders. These regulations are generally administered by the insurance departments in which the individual insurance companies are domiciled  and relate to, among other things:

•       standards of solvency, including risk based capital measurements;

•       restrictions on the nature, quality and concentration of investments;

•       required methods of accounting;

•       rate and form regulation pertaining to certain of our insurance businesses; and

•       potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

Significant changes in these laws and regulations could make it more expensive to conduct our business. The New York Insurance Department for TICNY and the Massachusetts Department of Insurance for TNIC also conduct periodic examinations of the affairs of their domiciled insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.

TICNY and TNIC  may not be able to obtain or maintain necessary licenses, permits, authorizations or accreditations in new states we intend to enter, or may be able to do so only at significant cost. In addition, we may not be able to comply fully with or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance companies or holding companies. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or engage in certain activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions, which could have a material adverse effect on our business. In addition, changes in the laws or regulations to which our operating subsidiaries are subject could adversely affect our ability to operate and expand our business or could have a material adverse effect on our financial condition or results of operations.

In recent years, the U.S. insurance regulatory framework has come under increased Federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the National Association of Insurance Commissioners (“NAIC”), which is an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly re-examine existing laws and regulations, often focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our financial condition or results of operations. The recent highly publicized investigations of the insurance industry by the New York State Attorney General and other regulators and government officials have led to, and may continue to lead to, additional legislative and regulatory requirements for the insurance industry and may increase the costs of doing business.

The activities of TRM are subject to licensing requirements and regulation under the laws of New York and New Jersey. TRM’s business depends on the validity of, and continued good standing under, the licenses and approvals pursuant to which it operates, as well as compliance with pertinent regulations.

Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally such authorities are vested with relatively broad and general discretion as to the granting, renewing and revoking of licenses and approvals. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to clients and fines. In some instances, TRM follows practices based on its or its counsels’ interpretations of laws and regulations, or those generally followed by the industry, which may prove to be different from those of regulatory authorities.

If the assessments we are required to pay are increased drastically our results of operations and financial condition will suffer.

TICNY is subject to assessments in New York for various purposes, including the provision of funds necessary to fund the operations of the New York Insurance Department and the New York Security Fund, which pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies. In 2005, the assessment for the New York Insurance Department was $589,000 and the New York Security Fund assessment was $941,000. These assessments are generally set based on an insurer’s percentage of the total premiums written in New York State within a particular line of business. The Company is permitted to assess premium surcharges on workers’ compensation policies that are based on statutorily enacted rates. However, assessments by the various workers’ compensation funds have recently exceeded the permitted surcharges resulting in additional expenses of $1,143,000 in 2004 and none in 2005. As of December 31, 2005 the liability for the various workers’ compensation funds, which includes amounts assessed on workers’ compensation policies was $2,776,000. This amount is expected to be paid over an eighteen month period ending June 30, 2007. As our company grows, our share of any assessments may increase. However, we cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments could have a material adverse effect on our financial condition or results of operations. TNIC did not write or assume premiums in 2005. As TNIC writes or assumes premiums it will be subject to regulatory assessments.

Our ability to meet ongoing cash requirements and pay dividends may be limited by our holding company structure and regulatory constraints.

Tower is a holding company and, as such, has no direct operations of its own. Tower does not expect to have any significant operations or assets other than its ownership of the shares of its operating subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our stockholders. TICNY is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. As of December 31, 2005, the maximum amount of distributions that TICNY could pay to Tower without approval of the New York Insurance Department was $4.0 million. The inability of TICNY to pay dividends and other permitted payments in an amount sufficient to enable us to meet our cash requirements at the holding company level would have a material adverse effect on our operations and our ability to pay dividends to our stockholders. Because TNIC has not yet commenced insurance operations it has no positive unassigned surplus and, therefore, it may not pay dividends at this time without the approval of the Massachusetts Commissioner of Insurance. While we currently intend to pay dividends, if you require dividend income you should carefully consider these risks before relying on an investment in our company. For more information regarding restrictions on the payment of dividends. See “Item 5.—Dividend Policy” and “Item 1.—Regulation”.

Although we have paid cash dividends in the past, we may not pay cash dividends in the future.

We have a history of paying dividends to our stockholders when sufficient cash is available, and we currently intend to pay dividends in each quarter of 2006. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors, including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner previously discussed in this section. Also, there can be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution. See “Item 5.—Dividend Policy”.

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

The results of operations of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

•       competition;

•       rising levels of loss costs that we cannot anticipate at the time we price our products;

•       volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;

•       changes in the level of reinsurance capacity and capital capacity;

•       changes in the amount of loss and loss adjustment expense reserves resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers’ liabilities; and

•       fluctuations in equity markets and interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may impact the ultimate payout of losses.

The supply of insurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. Premium levels for many products have increased in recent years. However, beginning in the latter part of 2004 and throughout 2005, rates for property and casualty insurance products began to moderate, and for certain products, began to decrease due to increased levels of competition. A.M. Best estimates that the industry wide change in net premiums written in the property casualty industry was 0.7% in 2005 compared to 4.7% in 2004 and is estimated to be 3.3% in 2006. The change in industry policyholders’ surplus as estimated by A.M. Best was 6.2% in 2005 compared to 13.6% in 2004 and is estimated to be 8.0% in 2006. In addition, in 2005, A.M. Best estimated new capital or capacity of $20 billion was raised by the property casualty insurance and reinsurance industry. This additional underwriting capacity may result in increased competition from other insurers seeking to expand the types or amount of business they write or cause a shift in focus by some insurers to maintaining market share at the expense of underwriting discipline. These factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly, and we expect to experience the effects of such cyclicality. This cyclicality could have a material adverse effect on our results of operations and revenues, which may cause the price of our securities to be volatile.

Item 1B.               Unresolved Staff Comments

The Company has not received any written comments from the SEC Commission staff regarding its periodic or current reports for 2005.

Item 2.                        PROPERTIES

We lease approximately 54,000 square feet of space at 120 Broadway, New York, New York, which consists of the entire 14th floor and a portion of the 17th floor. In 2005 , we paid an annual rent of $1,336,000, which increased by the terms of the lease agreement on September 16, 2005 to $1,354,000. On September 1, 2005, we executed a Third Amendment to Lease for new premises (approximately 94,000 square feet) at 120 Broadway, New York, New York for the entire 31st floor and a portion of the 30th floor. The lease commencement date is January 1, 2006 and will end on June 30, 2021. We anticipate the surrender of our old premises on July 1, 2006. See Note 13—“Commitment and Contingencies”.

During the fourth quarter of 2004, we established two branch offices. The first was in Melville, New York (Long Island Branch) for 17,127 square feet of space at 225 Broadhollow Road, Melville, New York. We entered into a sublease agreement for this property from April 15, 2005 until September 30, 2006 and entered into a lease agreement for the same property for the period commencing October 1, 2006 and ending on December 15, 2015  The second branch was for 4,900 square feet of temporary space in Buffalo, New York (Buffalo Branch).

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

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

Item 5.                        MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shareholders

Our common stock is traded on the Nasdaq National Market System under the ticker symbol “TWGP”. We have one class of authorized capital stock for 40,000,000 shares at a par value of $0.01 per share.

On November 8, 2005, the Securities and Exchange Commission declared our Post-Effective Amendment No. 2 to Form S-1 on Form S-3 Registration Statement effective. This registration covers the resale of up to 500,000 shares of our common stock from time to time by an affiliate of Friedman, Billings, Ramsey & Co., Inc., the lead underwriter for the Company’s IPO. We will not receive any of the proceeds from the sale of these shares.

As of March 10, 2006, there were 19,855,841 common shares issued and outstanding that were held by 217 shareholders of record.

Price Range of Common Stock

Our common stock trades on the Nasdaq under the ticker symbol “TWGP”.

The high and low sales prices for quarterly periods from October 20, 2004 (the Company’s IPO date) through December 31, 2005 as reported by the Nasdaq were as follows:

	2005		2004
	High	Low	High	Low
First Quarter	$14.27	$10.56	—	—
SecondQuarter	$15.75	$10.05	—	—
Third Quarter	$17.14	$13.75	—	—
Fourth Quarter	$23.45	$14.30	$12.55	$8.50

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

We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of TICNY and TNIC to pay dividends to us. TICNY and TNIC are  subject to significant regulatory restrictions limiting their ability to declare and pay dividends.

The New York Insurance Department must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding twelve months, exceeds the lesser of (1) 10% of TICNY’s policyholders’ surplus as shown on its latest statutory financial statements filed with the New York State Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months. TICNY declared approximately $2,050,000, $850,000 and $363,000 in dividends to Tower in 2005, 2004, and 2003, respectively. As of December 31, 2005, the maximum distribution that TICNY could pay without prior regulatory approval was approximately $4.0 million.

TNIC my not pay any dividend that, together with all dividends declared or distributed by TNIC during the preceding twelve months, excluding pro rata distributions of any class of the TNIC’s own securities, exceeds the greater of (1) 10% of TNIC’s policyholders’ surplus as of the end of the preceding calendar year or (2) TNIC’s net income for the next preceding calendar year, until thirty days after the Commissioner has received notice of the intended dividend and not objected in such time. Because TNIC has not yet commenced insurance operations it has no positive  unassigned surplus and, therefore,  it may not pay dividends at this time without the approval of the Massachusetts Commissioner of Insurance.

Pursuant to the terms of the subordinated debentures underlying our trust preferred securities, Tower and its subsidiaries cannot declare or pay any dividends if we are in default of or if we have elected to defer payments of interest on those debentures.

Effective upon the closing of our IPO, on October 20, 2004, we effected a 1.8:1 stock split while maintaining a par value of $0.01 after the split, and a restatement of our Certificate of Incorporation which, among other things, classified the Class A and Class B common stock into one class of common stock and increased the authorized common stock to 40,000,000 shares.

The Company declared dividends on common and preferred stock as follows in (000’s):

	2005	2004	2003
Common stock dividends declared	$1,959	$493	$—
Class A common stock dividends declared	—	228	293
Class B common stock dividends declared	—	281	1,403
Total common stock dividends declared	1,959	1,002	1,696
Preferred stock dividends declared	—	—	158
Total dividends declared	$1,959	$1,002	$1,854

The Company declared dividends per share on common stock as follows:

	2005	2004	2003
Common Stock	$0.10	$0.0250	$—
Class A Stock	$—	$0.1137	$0.1465
Class B Stock	$—	$0.1142	$0.5773

Preferred stock dividends of $130,000 and $158,000 for the twelve months ending December 31, 2004 and the last six months of 2003, respectively, were included in interest expense in accordance with SFAS 150. The preferred stock dividends for the first six months of 2003 were $158,000 and were recorded as a reduction to stockholders’ equity.

Item 6.                        SELECTED CONSOLIDATED FINANCIAL INFORMATION

The selected consolidated income statement data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 are derived from our audited financial statements included elsewhere in this document, which have been prepared in accordance with GAAP and have been audited by Johnson Lambert & Co., our independent registered public accounting firm. The selected consolidated income statement data for the years ended December 31, 2001 and the balance sheet data as of December 31, 2002, 2001 are derived from our unaudited financial statements. These historical results are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information along with the information contained in this document, including “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	For the year ended December 31,
	2005	2004	2003	2002	2001
	($ in thousands, except share and per share amounts)
Income Statement Data
Gross premiums written	$300,107	$177,766	$134,482	$106,740	$59,698
Ceded premiums written	88,325	79,691	105,532	79,411	48,372
Net premiums written	$211,782	$98,075	$28,950	$27,329	$11,326
Net premiums earned	$164,436	$45,564	$22,941	$26,008	$6,974
Ceding commission revenue	25,218	39,983	35,605	21,872	10,456
Insurance services revenue	14,103	16,381	12,830	12,428	14,419
Net investment income	14,983	5,070	2,268	1,933	828
Net realized gains (loss) on investments	122	13	493	95	69
Policy billing fees	892	679	545	376	144
Total revenues	219,754	107,690	74,682	62,712	32,890
Losses and loss adjustment expenses	96,614	27,060	15,071	16,356	5,339
Operating expenses:
Direct and ceding commission expenses	43,839	32,825	26,158	19,187	12,540
Other operating expenses(1)	42,632	29,954	22,337	17,279	14,388
Interest expense	4,853	3,128	1,462	122	73
Total expenses	187,938	92,967	65,028	52,944	32,340
Income (loss) before income taxes	31,816	14,723	9,654	9,768	550
Income tax expense (benefit)	11,062	5,694	3,374	4,135	189
Net income (loss)	$20,754	$9,029	$6,280	$5,633	$361
Net income (loss) available to common stockholders	$20,754	$9,029	$6,122	$5,318	$46
Per Share Data
Basic earnings (loss) per share	$1.06	$1.23	$1.37	$1.18	$0.01
Diluted earnings (loss) per share	$1.03	$1.06	$1.09	$0.94	$0.01
Basic weighted average outstanding	19,571,081	7,335,286	4,453,717	4,500,000	4,500,000
Diluted weighted average per shares outstanding	20,147,073	8,565,815	5,708,016	5,761,949	4,621,115
Selected Insurance Ratios
Gross loss ratio(2)	56.8%	55.2%	60.8%	63.8%	73.0%
Gross underwriting expense ratio(3)	30.8%	31.1%	30.0%	31.0%	33.8%
Gross combined ratio(4)	87.6%	86.3%	90.8%	94.8%	106.8%
Net loss ratio(5)	58.8%	59.4%	65.7%	62.9%	76.6%
Net underwriting expense ratio(6)	29.3%	16.2%	4.4%	18.5%	25.7%
Net combined ratio(7)	88.1%	75.6%	70.1%	81.4%	102.3%

	As of December 31,
	2005	2004	2003	2002	2001
	($ in thousands, except share and per share amounts)
Summary Balance Sheet Data
Cash and cash equivalents	$38,760	$55,201	$30,339	$3,399	$13,186
Investments at fair market value	358,599	228,434	57,349	39,618	17,771
Reinsurance recoverable	104,811	101,173	84,760	55,110	33,085
Deferred acquisition costs, net	29,192	18,740	573	—	—
Total assets	657,457	494,147	286,592	186,116	124,008
Reserve for losses and loss adjustment expenses	198,724	128,722	99,475	65,688	37,637
Unearned premium	157,779	95,505	70,248	57,012	37,202
Long-term debt and redeemable preferred stock	47,426	47,426	29,208	3,000	3,000
Deferred ceding commission revenue, net	—	—	—	3,494	5,984
Total stockholders’ equity	144,822	129,447	13,061	9,067	3,336
Per Share Data:
Book value per share(8)	$7.29	$6.56	$2.96	$2.01	$0.74
Diluted book value per share(9)	$7.16	$6.45	$2.38	$1.62	$0.61
Dividends declared per share
Common Stock	$0.10	$0.0250	$—	$0.1048	$0.0486
Class A Stock	$—	$0.1137	$0.1465	$—	$—
Class B Stock	$—	$0.1142	$0.5773	$—	$—

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

(8)           Book value per share is based on total stockholders’ equity divided by common shares outstanding at year end.

(9)           Diluted book value per share is calculated based on total stockholders’ equity divided by the sum of the number of shares of common stock outstanding plus the appropriate common stock equivalents for stock options, warrants and restricted stock using the treasury stock method.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-K. It contains forward-looking statements that involve risks and uncertainties. See “Item 1.—Note on Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly under the headings “Item 1A.—Risk Factors” and “Item 1.—Note on Forward-Looking Statements.”

Overview

We provide a broad range of property and casualty insurance products as well as reinsurance through TICNY and TNIC, our insurance company subsidiaries We also provide managing general underwriting, claims administration and reinsurance intermediary services through TRM, our insurance services subsidiary. TNIC has not written or assumed any premiums in 2005.

We manage these operations through three business segments: insurance (commercial and personal lines underwriting), reinsurance, and insurance services (managing general agency, claims administration and reinsurance intermediary operations).

In our insurance segment, TICNY provides commercial and personal lines insurance policies to businesses and individuals. TICNY’s commercial lines products include commercial multiple-peril (provides both property and liability insurance), monoline general liability (insures bodily injury or property damage liability), commercial umbrella, monoline property (insures buildings, contents or business income), workers’ compensation and commercial automobile policies. Its personal lines products consist of homeowners, dwelling and other liability policies. In our reinsurance segment, TICNY assumes reinsurance directly from the insurance companies for which TRM produces insurance premiums (which we refer to as TRM’s “issuing companies”) or indirectly from reinsurers that provide reinsurance coverage directly to these issuing companies. In our insurance services segment, TRM generates commission income from its managing general agency by producing premiums on behalf of its issuing companies and generates fees by providing claims administration and reinsurance intermediary services. As of December 31, 2005 TNIC has not commenced underwriting operations.

Initial Public Offering

On June 22, 2004 our Board of Directors approved a 1.8:1 stock split, the maintaining of a par value of $0.01 after the split and the amendment and restatement of our Certificate of Incorporation which among other things combined the Class A and Class B common stock into one class of common stock and increased the authorized common stock to 40,000,000 shares. These actions became effective on October 20, 2004, which is the effective date of our IPO. All consolidated financial statements and per share amounts have been retroactively adjusted for the above stock split and maintaining the par value at $0.01 per share.

On October 20, 2004, we sold 13,000,000 shares in our IPO at $8.50 per share. On the same date, we also effected a concurrent private placement of 500,000 shares of our common stock to an affiliate of Friedman, Billings, Ramsey & Co., Inc., the lead underwriter for our IPO, at a price of $8.50 per share. On November 10, 2004 the underwriters exercised their 30-day over-allotment option after our IPO. Pursuant to this exercise, the underwriters purchased 629,007 additional shares of common stock from us and 1,320,993 shares of common stock from selling shareholders. We received net cash proceeds of $107,845,000 from the offering and concurrent private placement after the underwriting discounts, commissions and offering expenses. The total costs of the IPO and private placement were $12,252,000 of which $8,407,000 was for the underwriters discount, and $3,845,000 was for all other costs. Costs of the IPO have been reflected as a reduction in Paid-in-Capital.

Purchase of Shell Company and Intangible Assets

On March 25, 2005, we closed on our purchase of the outstanding common stock of a shell insurance Company, North American Lumber Insurance Company (“NALIC”), that was renamed Tower National Insurance Company. The purchase price was for $1,050,000 and included nine active state licenses and two inactive state licenses. The nine active states licenses are for New Jersey, Connecticut, Massachusetts, Rhode Island, Vermont, Maryland, Delaware, South Carolina and Wisconsin. The two inactive states are Pennsylvania and Maine. The inactive state licenses have an additional contingent purchase price of $75,000 per state payable upon license reactivation within one year of the closing. Prior to the closing, all liabilities and assets (other than insurance licenses) of Tower National Insurance Company were transferred to a liquidating trust. We capitalized this purchase as an intangible asset related to state licenses with an indefinite life subject to annual impairment testing. On July 25, 2005, the license for Pennsylvania was reactivated and the additional contingent purchase price of $75,000 was paid. In December 2005, the license for Maine was reactivated and the additional contingent purchase price of $75,000 was paid. The total amount capitalized as of December 31, 2005, was $1,303,000 and included the purchase price, legal fees and a broker’s fee. As of December 31, 2005, Tower National Insurance Company was authorized to write business in sixteen states.

Agreement to Acquire a Shell Company

On August 8, 2005, following our shell acquisition strategy, we announced our execution of an agreement to acquire MIIX Insurance Company of New York (“MIIX”), an insurance company with licenses in New York and New Jersey. Closing of the transaction is expected to occur in early 2006 and is contingent upon a variety of conditions including approval of the transaction by the New York State Insurance Department. In the event of closing, we will pay $225,000 in cash at closing as well as an amount equal to MIIX’s statutory surplus which was approximately $7.8 million as of December 31, 2004. MIIX has no net liabilities for insurance losses. MIIX’s assets consist of U.S. Treasuries and cash.

Marketplace Conditions and Trends

The property and casualty insurance industry is affected by naturally occurring industry cycles known as “hard” and “soft” markets. Since we began operations in 1990 and continuing into 2000, we operated in a soft market cycle, generally considered an adverse industry cycle in the property and casualty insurance industry. A soft market cycle is characterized by intense competition that results in inadequate pricing, expanded coverage terms and increased commissions paid to distribution sources in order to compete for business. We believe that a hard market began sometime in late 2000. A hard market, generally considered a beneficial industry trend, is characterized by reduced competition that results in higher pricing, reduced coverage terms and lower commissions paid to acquire business.

Beginning in late 2004 and in the first half of 2005, segments of both the reinsurance and commercial lines market started to exhibit signs of a softening market. The market softening was slowed by the effects of hurricanes Katrina, Rita and Wilma. According to A.M. Best, these catastrophic hurricanes in the Gulf states of the United States  caused an estimated $60 billion of insured losses for the insurance and reinsurance industries and  triggered the raising of an estimated $20 billion of new reinsurance capital or capacity in 2005.

A.M. Best expects that, although significant, the hurricanes of 2005 will only briefly offset industry-wide price softening  in 2006. Price competition has become most apparent in the larger accounts for the commercial lines, especially the commercial property and general  liability. The mid-sized and smaller commercial accounts, that are our focus, have not experienced the increased competition and price softening as in the larger accounts.

TICNY’s gross premiums written in 2005, 2004 and 2003 were $300.1 million, $177.8 million and $134.5 million, respectively. Premiums produced by TRM in 2005, 2004 and 2003 were $35.2 million, $53.4 million and $39.5 million, respectively.

A.M. Best estimates that the industry wide change in net premiums written in the property casualty industry was 0.7% in 2005 compared to 4.7% in 2004 and is estimated to be 3.3% in 2006. The change in industry policyholders’ surplus as estimated by A.M. Best was 6.2% in 2005 compared to 13.6% in 2004 and is estimated to be 8.0% in 2006. In addition, in 2005, A.M. Best estimated new capital or capacity of $20 billion was raised by the property casualty insurance and reinsurance industry. This additional underwriting capacity may result in increased competition from other insurers in order to generate an adequate return on capital or cause a shift in focus by some insurers to maintaining market share at the expense of underwriting discipline. These factors could lead to a significant reduction in premium rates and less favorable policy terms. However, we believe that premium levels remain relatively attractive in the sizeable underserved market segments where we can continue to maintain underwriting discipline and selectivity in low hazard classes of business, as well as adequate pricing and coverage terms. Additionally, our broad product line platform allows us to achieve an optimal business mix in response to varying market conditions.

Principal Revenue and Expense Items

We derive our revenue from the net premiums earned, ceding commissions, direct commission revenue and fees and net investment income and net realized gains from investments. The limited surplus in TICNY before our October 2004 IPO constrained our ability to write net premiums because we are required to maintain a minimum level of surplus to support premiums. As a result, we ceded premiums to generate ceding commissions in TICNY and we produced premiums for TRM’s issuing companies to generate non-risk bearing revenues in our insurance services operation. Consistent with this strategy, during the five years ended December 31, 2004, we derived 34.6% and 36.9% of our total revenues from net premiums earned and ceding commissions, respectively from TICNY and 24.8% of our total revenue from direct commission and fees from our insurance services operation. Our investment income and realized gains from investments comprised 3.7% of our total revenues during this period. Immediately after the IPO we contributed $98 million of the proceeds from the IPO and the concurrent private placement to TICNY, which increased its statutory surplus. Additionally, TICNY received a rating upgrade from A.M Best to “A-” (Excellent) in October 2004. With the higher rating we were able to more fully deploy the additional capital. In 2005, the first full calendar year since the IPO and concurrent private placement, TICNY increased its gross premiums written and maintained its reduced quota share ceding percentage at 25%. As a result, net premiums earned increased to 74.8% of total revenues, ceding commissions decreased to 11.9% of total revenues and direct commission and fees from our insurance services operation declined to 6.4% of total revenues. Our investment income and realized gains from investments increased to 6.9% of our total revenues in 2005.

Net premiums earned.   Premiums written include all premiums received by an insurance company during a specified accounting period, even if the policy provides coverage beyond the end of the year. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in the unearned premium reserve and are realized as income in subsequent periods over the remaining term of the policy. Our policies typically have a term of 12 months. Thus, for example, for a policy that is written on July 1, 2005, one-half of the premiums would be earned in 2005 and the other half would be earned in 2006.

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

Operating expenses.   In our insurance and reinsurance segments, we refer to the operating expenses that we incur to underwrite risks as underwriting expenses. Underwriting expenses consist of direct and ceding commission expenses and other underwriting expenses. In our insurance services segment, we refer to our operating expenses as insurance services expenses, which consist of direct commission expense and other insurance services expenses. On a consolidated basis, operating expenses for all three business segments are divided into direct and ceding commission expenses and other operating expenses as explained below:

•       Direct and ceding commission expenses.   We pay direct commission expense to our producers in our insurance segment for the premiums that they generate for us. Our managing general agency also pays direct commission expense to our producers in our insurance services segment. In addition, TICNY also pays ceding commission expense to TRM’s issuing companies for the reinsurance premiums that we assume in our reinsurance segment. Ceding commission is typically paid on quota share reinsurance agreements, but not on excess of loss reinsurance agreements.

•       Other operating expenses.   Other operating expenses consist of other underwriting expenses related to TICNY’s underwriting operations in our insurance and reinsurance segments and other insurance services expenses related to our managing general agency and reinsurance intermediary operations conducted through TRM in our insurance services segment. Other underwriting expenses consist of general administrative expenses such as salaries, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately and boards, bureaus and taxes, which are the assessments of statistical agencies for items such as rating manuals, rating plans and experience data, as well as state and local taxes based on premiums, licenses and fees, assessments for fire patrol and contributions to workers’ compensation and state and local security funds. Other insurance services expenses include general administrative expenses, principally reimbursements to TICNY for underwriting services, and exclude expenses that are incurred by TRM’s issuing companies such as boards, bureau and taxes. It also excludes general administrative expenses related to claims administration services, which is billed on an hourly basis to TRM’s issuing companies.

•       Interest expense.   We pay interest on our loans, on subordinated debentures and on segregated assets placed in trust accounts on a “funds withheld” basis in order to collateralize reinsurance recoverables.

•       Income taxes.   We pay Federal, state and local income taxes and other taxes.

Measurement of Results

We use various measures to analyze the growth and profitability of our three business segments. In the insurance and reinsurance segments, we measure growth in terms of gross, ceded and net premiums written and we measure underwriting profitability by examining our loss, expense and combined ratios. We also measure our gross and net written premiums to surplus ratios to measure the adequacy of capital in relation to premiums written. In the insurance services segment, we measure growth in terms of premiums produced by TRM on behalf of other insurance companies as well as fee and commission revenue received and we analyze profitability by evaluating income before taxes and the size of such income relative to TICNY’s net premiums earned. On a consolidated basis, we measure profitability in terms of net income and return on average equity.

Premiums written.   We use gross premiums written to measure our sales of insurance products and, in turn, our ability to generate ceding commission revenues from premiums that we cede to reinsurers. Gross premiums written also correlates to our ability to generate net premiums earned.

Loss ratio.   The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of a company’s insurance business. We measure our loss ratio on a gross (before reinsurance), and net basis (after reinsurance) as well as the loss ratio on the ceded portion (the difference between gross and net premium) for our insurance and reinsurance segments. We use the gross loss ratio as measures of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. We use the ceded loss ratio to measure the experience on the premiums that we cede to reinsurers, including the premiums ceded under our quota share treaties. Beginning in 2001, the loss ratio on such ceded business has determined the ceding commission rate that we earn on ceded premiums. Our net loss ratio is meaningful in evaluating our financial results, which are net of ceded reinsurance, as reflected in our consolidated financial statements. In addition, we use accident year and calendar year loss ratios to measure our underwriting profitability. An accident year loss ratio measures losses and loss adjustment expenses for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premium earned during that year. A calendar year loss ratio measures losses and loss adjustment expense for insured events occurring during a particular year and the change in loss reserves from prior accident years as a percentage of premiums earned during that year.

Underwriting expense ratios.   The underwriting expense ratio is the ratio of direct and ceding commission expenses and other underwriting expenses less policy billing fees to premiums earned. The underwriting expense ratio measures a company’s operational efficiency in producing, underwriting and administering its insurance business. Due to our historically high levels of reinsurance, we calculate our underwriting expense ratios on a gross basis (before the effect of ceded reinsurance) and net basis (after the effect of ceded reinsurance). Ceding commission revenue is applied to reduce our underwriting expenses in our insurance company operation. Because the ceding commission rate we earn on our premiums ceded has historically been higher than our underwriting expense ratio on those premiums, our extensive use of quota share reinsurance has caused our net underwriting expense ratio to be lower than our gross expense ratio.

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

Premium produced by TRM.   TRM operates a managing general agency that earns commissions on written premiums produced on behalf of its issuing companies. Although TRM is not an insurance company, we utilize TRM’s access to its issuing companies as a means to expand our ability to generate premiums beyond TICNY’s statutory surplus capacity. For this reason, we use written premiums produced by TRM on behalf of its issuing companies as well as TRM’s commission revenue to evaluate our ability to achieve growth.

Net income and return on average equity.   We use net income to measure our profits and return on average equity and to measure our effectiveness in utilizing our shareholders’ equity to generate net income on a consolidated basis. In determining return on average equity for a given year, net income is divided by the average of shareholders’ equity for that year. As the IPO was completed in fourth quarter of 2004, the 2004 full year return on equity was calculated by dividing net income by an average shareholders’ equity for the year.

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

Due to the inherent uncertainty associated with the reserving process, the ultimate liability may differ, perhaps substantially, from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Specifically, on at least a quarterly basis, we review, by line of business, existing reserves, new claims, changes to existing case reserves and paid losses with respect to the current and prior years. See “Item 1.—Loss and Loss Adjustment Expense Reserves” and “Note 3. Property-Casualty Insurance” in the notes to our audited financial statements for additional information regarding our loss reserves.

In 2005 and 2004, we had favorable development in our net losses from prior years accident years of $392,000 and $199,000, respectively and unfavorable development in net losses from prior accident years of $75,000 in 2003.

The net loss reserves for the most recent accident years on a consolidated basis as of December 31, 2005 were $76.1 million for accident year 2005 and $12.7 million for accident year 2004. A 5% deficiency in net reserves for these years would impact our income before income taxes by $3.8 million and $0.6 million for accident years 2005 and 2004, respectively.

Ceding commissions earned.   We have historically relied on quota share, excess of loss and catastrophe reinsurance to manage our regulatory capital requirements and limit our exposure to loss. Generally, we have ceded a significant portion of our insurance premiums to unaffiliated reinsurers in order to maintain our net leverage ratio at our desired target level.

Ceding commission earned under a quota share reinsurance agreement is based on the agreed upon commission rate applied to the amount of ceded premiums written. Ceding commissions are realized as income as ceded premiums written are earned. Since 2001, the ultimate commission rate earned on our quota share reinsurance contracts has been determined by the loss ratio on the ceded premiums earned. If the estimated loss ratio decreases from the level currently in effect, the commission rate increases and additional ceding commissions are earned in the period in which the decrease is recognized. If the estimated loss ratio increases, the commission rate decreases, which reduces ceding commissions earned. As a result, the same uncertainties associated with estimating loss and loss adjustment expense reserves affect the estimates of ceding commissions earned. We monitor the ceded ultimate loss ratio on a quarterly basis to determine the effect on the commission rate of the ceded premiums earned that we accrued during prior accounting periods. The estimated ceding commission income relating to prior years recorded in 2005, 2004 and 2003 was a decrease of $1.2 million, an increase of $1.7 million and an increase of $1.3 million, respectively.

Reinsurance recoverables.   Reinsurance recoverable balances are established for the portion of the loss reserves that are ceded to reinsurers. Prepaid reinsurance premiums represent unearned premiums that are ceded to reinsurers. These are reported on our balance sheet separately as assets, instead of being netted against the related liabilities, since reinsurance does not relieve us of our legal liability to policyholders and ceding companies. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Consequently, we bear credit risk with respect to our individual reinsurers and may be required to make judgments as to the ultimate recoverability of our reinsurance recoverables. Additionally, the same uncertainties associated with estimating loss and loss adjustment expense reserves affect the estimates of the amount of ceded reinsurance recoverables. We continually monitor the financial condition and rating agency ratings of our reinsurers. Non-admitted reinsurers are required to collateralize their share of unearned premium and loss reserves either by placing funds in a trust account meeting the requirements of New York’s Regulation 114 or by providing a letter of credit. In addition, since October 2003, we have placed our new quota share treaties on a “funds withheld” basis, under which TICNY retains the ceded premiums written and places that amount in segregated trust accounts from which TICNY may withdraw amounts due to it from the reinsurers. Tokio Millennium Re Ltd., a reinsurer under the October 1, 2003 quota share treaty, posted a letter of credit at December 31, 2003 and replaced it with a Regulation 114 trust during the first quarter of 2004. At December 31, 2005 approximately 62.6% of our reinsurance recoverables were collateralized. As of December 31, 2005, we had unsecured reinsurance recoverables and ceding commissions receivable totaling $33.2 million owed by PXRE Reinsurance Company. On February 16, 2006, A.M. Best downgraded to “B++”(Very Good)  its former “A-”(Excellent)  financial strength rating on PXRE and issued a negative outlook. On February 24, 2006 A.M. Best downgraded PXRE to “B+”(Very Good) with a negative outlook. We believe that the unsecured reinsurance recoverables and ceding commissions receivable from PXRE, none of which are past due nor in dispute, are fully collectible. Our judgment is based primarily on PXRE’s capital position as a result of its recent capital raising initiatives.

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

Investments.   In accordance with our investment guidelines, our investments consist largely of high-grade marketable fixed maturity securities. Investments are carried at estimated fair value as determined by quoted market prices or recognized pricing services at the reporting date for those or similar investments. Equity investments carried at cost include private placement real estate investment trusts (REITs) that are not publicly traded and common shares of a closed-end management investing company investing in predominately asset-backed and mortgage-backed securities. Changes in unrealized gains and losses on our investments, net of any deferred tax effect, are included as an element of other comprehensive income, and cumulative unrealized gains and losses are included as a separate component of stockholders’ equity. Realized gains and losses on sales of investments are determined on a specific identification basis. In addition, unrealized depreciation in the value of individual securities that management considers to be other than temporary is charged to income in the period it is determined. Investment income is recorded when earned and includes the amortization of premium and discounts on investments.

Impairment of invested assets.   Impairment of investment securities results in a charge to income when a market decline below cost is deemed to be other than temporary. We regularly review our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other than temporary declines in the fair value of investments. In general, we focus our attention on those securities whose fair value was less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. In evaluating potential impairment, we consider, among other criteria: the current fair value compared to amortized cost or cost, as appropriate; the length of time the security’s fair value has been below amortized cost or cost; our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in value; specific credit issues related to the issuer; and current economic conditions. Other than temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. There were no other than temporary declines in the fair value of our fixed maturity and equity securities recorded during 2005, 2004 and 2003. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in our consolidated financial statements. See “Item 1.—Investments” and “Note 2. Investments” for additional detail regarding our investment portfolio at December 31, 2005, including disclosures regarding other than temporary declines in investment value.

Intangible assets and potential impairment.   The costs of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their relative fair values. Identifiable intangible assets with a finite useful life are amortized over the period which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Identifiable intangible assets with finite useful lives are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. An impairment loss is recognized if the carrying value of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment losses were recognized in 2005, 2004 and 2003. Significant changes in the factors we consider when evaluating our intangible assets for impairment losses could result in a significant change in impairment losses reported in our consolidated financial statements. See “Note 6.- Intangible Assets” in the notes to our audited financial statements.

Results of Operations

We conduct our business in three distinct segments: insurance, reinsurance and insurance services. Because we do not manage our assets by segments, our investment income is not allocated among our segments. Operating expenses incurred by each segment are recorded in each segment directly. General corporate overhead not incurred by an individual segment is allocated based upon a combination of employee head count, policy count or premiums written, whichever method is most appropriate.

Our results of operations are discussed below in two parts. The first part discusses the consolidated results of operations. The second part discusses the results of the two underwriting segments, the  insurance and reinsurance segments, followed by the results of operations of our insurance services segment.

Consolidated Results of Operations

	For the year ended December 31,
	2005	2004	2003
	($ in thousands)
Revenues
Premiums earned
Gross premiums earned	$237,833	$152,509	$122,023
Less: Ceded premiums earned	(73,397)	(106,945)	(99,082)
Net premiums earned	164,436	45,564	22,941
Total commission and fee income	40,213	57,043	48,980
Net investment income	14,983	5,070	2,268
Net realized investment gains	122	13	493
Total revenues	219,754	107,690	74,682
Expenses
Net loss and loss adjustment expenses	96,614	27,060	15,071
Operating expenses	86,471	62,779	48,495
Interest expense	4,853	3,128	1,462
Total expenses	187,938	92,967	65,028
Income before taxes	31,816	14,723	9,654
Federal and state income taxes	11,062	5,694	3,374
Net Income	$20,754	$9,029	$6,280
Key Measures
Return on average equity	15.1%	23.7%	56.8%

For the year ended December 31($ in thousands)	2005	2004	2003
Insurance segment underwriting profit	$19,262	$9,524	$6,567
Reinsurance segment underwriting profit	422	1,582	287
Total underwriting profit	19,684	11,106	6,854
Insurance services segment income before income taxes	2,840	1,951	1,541
Net investment income	14,983	5,070	2,268
Net realized investment gains	122	13	493
Corporate expenses	960	289	40
Interest expense	4,853	3,128	1,462
Federal and state income taxes	11,062	5,694	3,374
Net income	$20,754	$9,029	$6,280

Consolidated Results of Operations 2005 Compared to 2004

Total revenues.   Total revenues increased by 104.1% to $219.8 million for 2005 compared to $107.7 million for the same period in 2004. The increase is primarily due to the increase in net premiums earned and net investment income. Net premiums earned represented 74.8% of total revenues for 2005 compared to 42.3% for the same period in 2004. Net investment income, excluding realized capital gains, represented 6.8% and 4.7% of total revenues for 2005 and December 31, 2004, respectively. These increases were partially offset by lower total commission and fee income for 2005 of $40.2 million, or 18.3% of total revenue, compared to $57.0 million, or 53.0% of total revenue, for the same period in 2004.

Premiums earned.   Net premiums earned increased by 260.9% to $164.4 million in 2005 compared to $45.6 million in 2004. The increase in net premiums earned was due to the overall increase in gross premiums written through December 31, 2005 and a reduced ceding percentage under our quota share reinsurance agreement from 60% to 25% beginning October 1, 2004 which was maintained throughout 2005. In addition, the net premiums earned in 2005 included all of the $13.1 million of unearned premiums as of December 31, 2004 that would have been ceded to Converium Reinsurance (North America) Inc. “Converium” absent a novation of our reinsurance agreement in 2004.  See “Item 7—-Insurance Segment Results of Operations” and “Reinsurance Segment Results of Operations” for further discussion of premiums.

Commission and fee income.   Total commission and fee income decreased by 29.5% to $40.2 million in 2005 compared to $57.0 million in 2004. This decrease was due principally to a 36.9% decrease in ceding commission revenue in 2005 as a result of a reduced ceding percentage under our quota share reinsurance agreement to 25% for the full year of 2005 compared to 60% in the first nine months of 2004 and 25% for the last three months of 2004. Our quota share reinsurance agreements contain provisions whereby the ceding commission rates vary based on the loss experience of the underlying policies. The Company records ceding commission revenue based on its current estimate of losses and adjustments to the ceding commission revenue are recorded in the period that the ceded losses are re-estimated. For 2005 the change in the estimated sliding scale commission rate for commissions earned in prior periods in both the Insurance Segment and the Insurance Services Segment resulted in a net reduction of $1.2 million of commission and fee income in 2005 compared to a net increase in ceding commission and fee income of $1.7 million in 2004.

Net investment income and realized gains.   Net investment income increased by 195.5% to $15.0 million in 2005 compared to $5.1 million in 2004. This resulted from an increase in invested assets to $357.2 million as of December 31, 2005 compared to $227.0 million as of December 31, 2004, excluding our investments in statutory business trusts underlying our trust preferred securities. Net cash flow provided by operations of $128.5 million contributed to the increase in invested assets in 2005. On a tax equivalent basis, the yield was 5.2% as of December 31, 2005 and 4.4% as of December 31, 2004.

Net realized capital gains were $122,000 in 2005 compared to $13,000 in 2004. The increase in net realized capital gains was the result of the sale of common stocks and corporate bonds from which the proceeds were reinvested into higher yielding securities.

There was no impact on net realized gains attributable to adjustments for other than temporary impairment of securities held in 2005 and 2004.

Loss and loss adjustment expenses.   Gross loss and loss adjustment expenses and the gross loss ratio for the Insurance and Reinsurance Segments combined in 2005 were $135.2 million and 56.8%, respectively, compared to $84.2 million and 55.2%, respectively, for the same period in 2004. The net loss ratio for the combined segments was 58.8% for 2005 and 59.4% for the same period in 2004. The improvement in the net loss ratio in 2005 compared to the same period in 2004 was due primarily to the increase in net premiums earned that reduced the effect of catastrophe reinsurance premiums on the net loss ratio and to favorable development from prior years’ reserves of $392,000 in 2005 compared to $199,000 in the same period in 2004. See “Item 7—Insurance Segment Results of Operations” and “Reinsurance Segment Results of Operations” for further discussion.

Operating expenses.   Operating expenses increased by 37.7% to $86.5 million in 2005 from $62.8 million in 2004. The increase was due primarily to the increase in underwriting expenses resulting from the growth in premiums earned in TICNY, costs related to the OneBeacon transaction, including establishing two new offices in Long Island and Western New York, additional staffing, compliance expenses incurred as a public company and an increase in insurance regulatory assessments.

Interest expense.   Our interest expense was $4.9 million in 2005 compared to $3.1 million in 2004. The increase resulted from an increase in interest expense of $2.0 million on subordinated debentures underlying our trust preferred securities of $47.4 million of which $26.8 million were issued in

December 2004 and $0.3 million credited to  reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables. This increase was offset by reductions of $0.6 million of interest expense on other borrowings and preferred stock repaid in the fourth quarter of 2004.

Income tax expense.   Our income tax expense was $11.1 million for 2005 compared to $5.7 million for the same period in 2004. The increased income tax expense was due primarily to the increase in income before income taxes. The effective income tax rate was 34.8% in 2005 compared to 38.7% in 2004. The effective tax rate in 2005 was lower due to a proportionally larger benefit of tax-exempt interest income in 2005 as compared to 2004.

Net income and return on average equity.   Our net income and annualized return on average equity was $20.8 million and 15.1%, respectively, for 2005 compared to $9.0 million and 23.7%, respectively, for the same period in 2004. Although net income increased 129.9% in 2005 compared to 2004, the lower return on average equity resulted from the significant increase in average stockholders’ equity as our IPO and concurrent private placement were completed in the fourth quarter of 2004. For 2005, the return was calculated by dividing net income of $20.8 million by an average stockholders’ equity of $137.1 million. For 2004, the return  was calculated by dividing  net income of $9.0 million by an average stockholders’ equity of $38.1 million.

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

Premiums earned.   Net premiums earned in 2004 increased by 98.6% to $45.6 million compared to $22.9 million in 2003. The increase in net premiums earned was due to the overall increase of 32.2% in gross premiums written in 2004 and to our decision to cede less business in 2004 than 2003. See “Item 7.—Insurance Segment Results of Operations” and “Reinsurance Segment Results of Operations” for a discussion of premiums and total commissions and fee income.

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

Losses and loss adjustment expenses.   Gross loss and loss adjustment expenses and the gross loss ratio for both the insurance and reinsurance segments combined in 2004 were $84.2 million and 55.2%, respectively, compared to $74.2 million and 60.8%, respectively, in 2003. The net loss ratio for the combined segments was 59.4% in 2004 and 65.7% in 2003. The improvement in the net loss ratio in 2004 compared to 2003 was due primarily to an increase in net premiums earned that reduced the effect of excess and catastrophe reinsurance premiums on the net loss ratio and to favorable development from prior years’ reserves of $199,000. See “Item 7.—Insurance Segment Results of Operations” and “Reinsurance Segment Results of Operations.”

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

Income tax expense.   Our income tax expense in 2004 was $5.7 million compared to $3.4 million in 2003. The increased income tax in 2004 was due primarily to an increase in income before income taxes. The effective income tax rate was 38.7% in 2004 compared to 34.9% in 2003. The effective tax rates were affected by TRM’s pre-tax profits which are subject to state income taxes. See “Note 11. Income Taxes”.

Net income and return on average equity.   Net income and return on average equity in 2004 were $9.0 million and 23.7%, respectively, compared to $6.3 million and 56.8%, respectively, in 2003, which represents a 43.8% increase in net income. Although net income was significantly higher in 2004 than in 2003, the lower return on average equity resulted from the significant increase in average shareholders’ equity as the IPO was completed in the fourth quarter of 2004. For the year, the return was calculated by dividing net income of $9.0 million by an average shareholders’ equity of $38.1 million.

Insurance Segment Results of Operations

	For the year ended December 31,
	2005	2004	2003
	($ in thousands)
Revenues
Premiums earned
Gross premiums earned	$236,174	$151,210	$120,541
Less: Ceded premiums earned	(73,263)	(106,783)	(98,176)
Net premiums earned	162,911	44,427	22,365
Ceding commission revenue	25,218	39,983	35,311
Policy billing fees	868	671	545
Total	188,997	85,081	58,221
Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	134,788	84,840	73,379
Less: Ceded loss and loss adjustment expenses	(39,088)	(57,087)	(58,680)
Net loss and loss adjustment expenses	95,700	27,753	14,699
Underwriting expenses
Direct commissions expense	38,772	25,349	20,701
Other underwriting expenses	35,263	22,455	16,254
Total underwriting expenses	74,035	47,804	36,955
Underwriting Profit	$19,262	$9,524	$6,567
Key Measures
Premiums Written
Gross premiums written	$298,643	$176,166	$133,263
Less: Ceded premiums written	(88,200)	(79,571)	(105,295)
Net premiums written	$210,443	$96,595	$27,968
Loss Ratio
Gross	57.1%	56.1%	60.9%
Net	58.7%	62.5%	65.7%
Accident Year Loss Ratio
Gross	57.3%	56.6%	57.6%
Net	59.0%	61.2%	65.5%
Underwriting Expense Ratio
Gross	31.0%	31.2%	30.2%
Net	29.4%	16.1%	4.9%
Combined Ratio
Gross	88.1%	87.3%	91.1%
Net	88.1%	78.6%	70.6%

Insurance Segment Results of Operations 2005 Compared to 2004

Gross premiums.   Gross premiums written increased by 69.5% to $298.6 million for 2005 compared to $176.2 million in 2004. Gross premiums earned increased by 56.2% to $236.2 million for 2005 compared to $151.2 million in 2004. Factors contributing to these increases include a 29.2% increase in the number of policies in force as of December 31, 2005 compared to December 31, 2004 and premium increases on renewed business which averaged 7.6% in personal lines and 5.5% in commercial lines in 2005. The retention rate was 90% for personal lines and 84% for commercial lines. Additionally, premiums written on business subject to the OneBeacon renewal rights agreement, entered into in September 2004, amounted to $31.4 million during 2005 compared to $2.4 million in 2004. New business written during 2005 through former OneBeacon producers that we appointed in connection with the renewal rights transaction amounted to $17.3 million compared to $2.6 million in 2004. Also, due to the upgrade in TICNY’s rating from A.M. Best to “A-” (Excellent) from “B++” (Very Good), certain policies in the more rating sensitive large lines and middle market programs in our Insurance Services Segment were renewed in our Insurance Segment.

Ceded premiums.   Ceded premiums written increased by 10.8% to $88.2 million in 2005 compared to $79.6 million in 2004 as a result of the increases in gross premiums written offset by a reduction in the percentage ceded under the quota share agreements. For the first nine months of 2004, the ceding percentage under our quota share reinsurance agreements was 60% and beginning October 1, 2004 was 25%. The 2005 quota share reinsurance agreements maintained the 25% ceding percentage throughout 2005. The effective quota share ceding percentage was 41.6% in 2004 that also included a $13.1 million reduction to ceded written premiums from the retention of the unearned premium at December 31, 2004 that would have been ceded to Converium. Following the downgrade of Converium ‘s rating and decision by its parent to place that company into runoff in September 2004, we terminated and novated Converium’s participation under its 2004 quota share treaty and decided to retain the ceded unearned premiums that would have been ceded to Converium absent the termination. Excluding the $13.1 million that we retained, the effective quota share ceding percentage would have been 49.1% in 2004 compared to 25% in 2005. See “Note 5. Reinsurance—Converium” in the notes to our audited financial statements and “Item 1.—Reinsurance—2004 Reinsurance Program” for a further discussion. Notwithstanding the lower ceding percentage in 2005, ceded premiums written in 2005 decreased only 10.8% as a result of the increase in the gross written premium by 69.5%

Net premiums.   Net premiums written increased by 117.9% to $210.4 million in 2005 compared to $96.6 million in 2004. Net premiums earned in 2005 increased by 266.7% to $162.9 million compared to $44.4 million in 2004. Net premiums earned in 2005 included the entire $13.1 million of retained unearned premiums as of December 31, 2004 that would have been ceded to Converium. absent a novation of the reinsurance agreement in 2004. These percentage increases were greater  than the percentage increase in gross premiums written and earned due to the decrease in the ceding percentage from 60% in the first nine months of 2004 to 25% beginning October 1, 2004 and continuing throughout 2005.

Ceding commission revenue.   Ceding commission revenue decreased by 36.9% to $25.2 million in 2005 compared to $40.0 million in 2004 due to the reduction in the quota share ceding percentage. An increase in the ceded loss ratio on prior years’ quota share agreements resulted in a further decrease in ceding commission revenue of $0.8 million in 2005 compared to an increase in ceding commission revenue of $1.7 million in 2004.

Loss and loss adjustment expenses and loss ratio.   Gross and net losses and loss adjustment expenses were $134.8 million and $95.7 million, respectively, for 2005 compared with $84.8 million and $27.8 million, respectively, in 2004. Our gross and net loss ratios were 57.1% and 58.7%, respectively for 2005 as compared with 56.1% and 62.5%, respectively, in 2004. The decrease in the net loss ratio in 2005 compared to 2004 resulted from the increase in net premiums earned which reduced the effect of catastrophe reinsurance premiums on the net loss ratio. We ceded catastrophe reinsurance premiums equal to 2.5% of net premiums earned during 2005 compared to 8.6% during the same period in 2004. There was favorable development from prior years’ loss reserves on both a gross and net basis of approximately $461,000 and $392,000, respectively, in 2005. There was $568,000 adverse development from prior years’ loss reserves on a net basis in 2004. Loss and loss adjustment expenses are net of reimbursements for loss adjustment expenses made by TRM pursuant to the expense sharing arrangement between TICNY and TRM. See “Insurance Services Segment Results of Operations” for the amounts of loss and loss adjustment expense reimbursements.

Underwriting expenses and underwriting expense ratio.   Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $74.0 million for 2005 as compared with $47.8 million in 2004. Our gross expense ratio was 31.0% in 2005 compared to 31.2% in 2004.

The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 16.4% in 2005, compared to 16.8% in 2004. This decrease was due primarily to the lower commission on large lines and middle market programs written in the Insurance Segment that were previously placed through the Insurance Services Segment. This decrease was offset in part by an increase in producer contingent commission expense.

The underwriting expense portion of the gross expense ratio was 14.6% in 2005 as compared to 14.4% in 2004. The increase in underwriting expenses was the result of the costs related to the OneBeacon transaction, including establishing two new offices in Long Island and Western New York, additional staffing and an increase in insurance regulatory assessments.

The net underwriting expense ratio was 29.4% in 2005 as compared to 16.1% in 2004. This increase was due primarily to the reduced effects of ceding commission revenue on lowering the gross expense ratio as a result of the reduction in the quota share ceding percentage from 60% in the first nine months of 2004 to 25% beginning October 1, 2004 and continuing throughout 2005.

Underwriting profit and combined ratio.   The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $19.3 million in 2005 and $9.5 million in 2004. The gross combined ratio was 88.1% in 2005 as compared with 87.3% in 2004. The increase in the gross combined ratio in 2005 resulted from an increase in the gross loss ratio. The net combined ratio was 88.1% in 2005 as compared to 78.6% in 2004. The increase in the net combined ratio resulted from an increase in the net expense ratio primarily due to the effects of reduced ceding commission revenue. Notwithstanding the increase in the net combined ratio in 2005, underwriting profit increased due to the overall increase in net premiums earned.

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

Ceded premiums.   Ceded premiums written in 2004 decreased by 24.4% to $79.6 million compared with $105.3 million in 2003. Although gross written premiums increased in 2004, ceded written premiums declined due to our decision to lower the ceding percentage under our quota share reinsurance agreements. For the first nine months of 2003, the ceding percentage under our quota share reinsurance agreement was 70% and beginning October 1, 2003 was 80%. The effective quota share ceding percentage was 77.2% for 2003. For the first nine months of 2004, the ceding percentage under our quota share reinsurance agreement was 60% and beginning October 1, 2004 was 25%. The effective quota share ceding percentage was 41.6% in 2004 that also included a $13.1 million reduction to ceded written premiums from the retention of the unearned premium at December 31, 2004 that would have been ceded to Converium Re North America. Following the downgrade of Converium Reinsurance (North America) Inc.’s rating and decision by its parent to place that Company into runoff in September 2004, we terminated and novated Converium’s participation under its 2004 quota share treaty and decided to retain the ceded unearned premiums that would have been ceded to Converium absent the termination. Excluding the $13.1 million that we retained, the effective quota share ceding percentage would have been 49.1% in 2004. See “Note 5. Reinsurance—Converium” and “Item 1.—Reinsurance—2004 Reinsurance Program” for a further discussion. Despite the reduction in ceded premiums written, ceded premiums earned increased by 8.8% in 2004 resulting from the effect of earning ceded premiums that were written in 2003 and during the first nine months of 2004 under higher quota share ceding percentages as explained above.

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

Ceding commission revenue.   Ceding commission revenue in 2004 increased by 13.2% to $40.0 million compared to $35.3 million in 2003. Despite the reduction in the quota share ceding percentage, ceding commission revenue increased as a result of an 8.8% increase in ceded premiums earned. Additionally, we experienced an improvement in the ceded loss ratios on prior years’ quota share treaties, which increased ceding commission revenue by $1.7 million in 2004 and $1.3 million 2003.

Loss and loss adjustment expenses and loss ratio.   Gross and net losses and loss adjustment expenses in 2004 were $84.8 million and $27.8 million, respectively, compared with $73.4 million and $14.7 million, respectively, in 2003. Our gross and net loss ratios were 56.1% and 62.5%, respectively, in 2004 as compared to 60.9% and 65.7%, respectively, in 2003. The decrease in the net loss ratio in 2004 as compared to 2003 was due primarily to an increase in net premiums earned that reduced the effect of excess and catastrophe reinsurance premiums on the net loss ratio. We ceded excess and catastrophe reinsurance premiums equal to 15.8% of net premiums earned during 2004 compared to 25.0% in 2003. There was $568,000 adverse development from prior years’ reserves on a net basis in 2004 compared to $50,000 on a net basis in 2003 for the insurance segment. Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing agreement between TICNY and TRM. See “Item 7.—Insurance Services Segment Results of Operations” for the amounts of claims reimbursements.

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

Reinsurance Segment Results of Operations

	For the year ended December 31,
	2005	2004	2003
	($ in thousands)
Revenues
Premiums earned
Gross premiums earned	$1,659	$1,299	$1,482
Less: Ceded premiums earned	(134)	(162)	(906)
Net premiums earned	1,525	1,137	576
Ceding commission revenue	—	—	294
Total	1,525	1,137	870
Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	410	(676)	782
Less: Ceded loss and loss adjustment expenses	504	(17)	(410)
Net loss and loss adjustment expenses	914	(693)	372
Underwriting expenses
Ceding commissions expense	16	44	63
Other underwriting expenses	173	204	148
Total underwriting expenses	189	248	211
Underwriting Profit	$422	$1,582	$287
Key Measures Premiums Written
Gross premiums written	$1,464	$1,600	$1,219
Less: Ceded premiums written	(125)	(120)	(237)
Net premiums written	$1,339	$1,480	$982
Loss Ratio
Gross	24.7%	-52.0%	52.8%
Net	59.9%	-60.9%	64.7%
Accident Year Loss Ratio
Gross	55.2%	5.7%	58.6%
Net	60.0%	6.5%	60.2%
Underwriting Expense Ratio
Gross	11.4%	19.1%	14.3%
Net	12.4%	21.8%	-14.4%
Combined Ratio
Gross	36.1%	-33.0%	67.1%
Net	72.3%	-39.1%	50.3%

Reinsurance Segment Results of Operations 2005 Compared to 2004

Gross premiums.   Gross premiums written decreased by 8.5% to $1.5 million in 2005 as compared to $1.6 million in 2004. This was due to the decrease in the premiums produced by TRM for its issuing companies, primarily due to certain policies in the more rating sensitive middle market and large lines programs renewing in the Insurance Segment offset in part by higher premium rates.

Net premiums.   Net premiums written decreased 9.5% to $1.3 million in 2005 as compared to $1.5 million in 2004. However, net premiums earned increased by 34.1% to $1.5 million in 2005 as compared to $1.1 million in 2004 as a result of a 27.7% increase in gross premiums earned. The increase in gross premiums earned resulted from an increase in premiums written in the later part of 2004 and  earned in 2005.

Loss and loss adjustment expenses and loss ratio.   Gross loss and loss adjustment expenses were $0.4 million in 2005 as compared to benefit of $0.7 million in 2004. Net losses were $0.9 million for 2005 as compared to benefit of $0.7 million in 2004. The gross and net loss ratios in 2005 were 24.7% and 59.9%, respectively compared to a negative 52.0% and a negative 60.9% in 2004. The 2005 gross loss and loss adjustment expenses were reduced by a favorable prior year loss reserve development of $0.5 million. This was outweighed, however, by a higher gross loss ratio on current accident year assumed business and the release of ceded reserves from prior years’ resulting in an increase in the 2005 net loss ratio compared to 2004. The improvement in the loss ratios in 2004 resulted from the full conversion of the current treaties to an aggregate excess of loss basis with improved pricing on the current treaties, improvement in the loss experience of the underlying business and favorable development of prior years’ gross and net reserves of $0.7 million.

Underwriting expenses and underwriting expense ratio.   Underwriting expenses for the reinsurance segment are comprised of ceding commission expense paid to TRM’s issuing companies and other third-party reinsurers to acquire the ceded premium and this segment’s allocated share of our other underwriting expenses. Gross underwriting expenses decreased in 2005 to $189,000 as compared to $248,000 in 2004. Our net underwriting expense ratio decreased to 12.4% for 2005 from 21.8% in 2004. The decrease in both the gross and net underwriting expense ratios was due to lower ceding commission expenses as a smaller portion of the premiums earned require a commission payment and lower other underwriting expenses due to the reduced allocation of expenses to the reinsurance segment.

Underwriting profit and combined ratio.   The underwriting profit from assumed reinsurance in 2005 was $0.4 million compared to $1.6 million in 2004. The net combined ratio was 72.3% in 2005 compared to a negative 39.1% in 2004. The higher net combined ratio in 2005 was the result of a higher net loss ratio while the negative net combined ratio for 2004 was the result of the negative net loss ratio.

The gross combined ratio increased to 36.1% in 2005 compared to a negative 33.0% in 2004. The higher gross combined ratio in 2005 was the result of a higher gross loss ratio, while the negative gross combined ratio for the same period in 2004 was the result of the negative gross loss ratio.

Reinsurance Segment Results of Operations 2004 Compared to 2003

Gross premiums.   Gross written premiums written increased by 31.3% to $1.6 million in 2004 as compared to $1.2 million in 2003. The increase was due to an increase in the premiums produced by TRM’s issuing companies as well as higher rates charged on reinsurance assumed from these issuing companies. In 2003 our reinsurance assumed was converted from a pro rata reinsurance basis to an excess of loss basis, which significantly reduced the amount of premiums assumed although treaties written in 2002 still contributed somewhat to gross earned premiums in 2003.

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

Loss and loss adjustment expenses and loss ratio.   The gross and net loss and loss adjustment expenses in 2004 were a benefit of $0.7 million compared to a $0.8 million and $0.4 million expense, respectively, in 2003. Our gross and net loss ratios were negative 52.0% and negative 60.9%, respectively in 2004 compared to 52.8% and 64.7% in 2003. The improvement in the loss ratios in 2004 resulted from the full conversion of the current treaties to an aggregate excess of loss basis with improved pricing on the current treaties, improvement in the loss experience of the underlying business and favorable development of prior years’gross and net reserves of $0.7 million.

Underwriting expenses and underwriting expense ratios.   Gross underwriting expenses in 2004 increased to $248,000 as compared to $211,000 in 2003 primarily as a result of the increase in gross premiums written which is the basis of the other underwriting expense allocation to this segment. Our net underwriting expense ratio increased to 21.8% in 2004 compared to a negative 14.4% in 2003. The negative underwriting expense ratio in 2003 resulted from ceding commission revenue earned in 2003 on premiums ceded under our 2002 quota share treaty, which exceeded the underwriting expenses incurred.

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

Insurance Services Segment Results of Operations

	For the year ended December 31,
	2005	2004	2003
	($ in thousands)
Revenue
Direct commission revenue from managing general agency	$9,148	$11,546	$7,984
Claims administration revenue	4,268	4,105	3,746
Reinsurance intermediary fees(1)	688	730	1,100
Policy billing fees	23	8	—
Total Revenues	14,127	16,389	12,830
Expenses
Direct commissions expense paid to producers	5,051	7,432	5,394
Other insurance services expenses(2)	1,981	2,987	2,247
Claims expense reimbursement to TICNY	4,255	4,019	3,648
Total Expenses	11,287	14,438	11,289
Insurance Services Pre-tax Income	$2,840	$1,951	$1,541
Premiums produced by TRM on behalf of issuing companies	$35,177	$53,445	$39,494

(1)          The reinsurance intermediary fees include commissions earned for placement of reinsurance on behalf of TICNY.

(2)          Consists of underwriting expenses reimbursed to TICNY pursuant to an expense sharing agreement.

Insurance Services Segment Results of Operations 2005 Compared to 2004

Total revenues.   Total revenues for the insurance services segment were $14.1 million in 2005 as compared with $16.4 million in 2004. The decrease in total revenues was primarily due to a 20.8% reduction in direct commission revenue to $9.1 million in 2005 compared to $11.5 million in 2004 and to a

5.8% decrease in reinsurance intermediary fees to $688,000 in 2005, compared to $730,000 in 2004 due to the reduction in the quota share treaty ceding percentages. Claims administration revenue increased by 4.0% to $4.3 million in 2005 as compared to $4.1 million in 2004. Premiums produced during 2005 on business subject to the renewal rights agreement with OneBeacon amounted to $5.1 million compared to $0.8 million in 2004. New business produced through former OneBeacon producers that we appointed in connection with the renewal rights transaction amounted to $1.5 million in 2005 compared to $0.7 million in 2004.

For 2005 the decrease in direct commission revenues resulted from a 34.2% decrease in premiums produced by TRM as certain policies were renewed in the Insurance Segment and a reduction in commission income of $397,000 resulting from unfavorable loss development on the premiums produced in prior years compared to an increase in commission income of $187,000 in 2004 from favorable loss development on the premiums produced in prior years. The composite commission revenue rate increased to 27.1% in 2005 compared to 21.3% in 2004 due to the greater mix of premiums produced in the small and middle market programs that carry a higher commission rate.

Direct commission expense.   TRM’s direct commission expense rate was 14.4% in 2005 compared to 13.9% in 2004. This was due to the 4.9% increase in TRM’s small market program in 2005. The small market program carries a higher commission rate than the large market program.

Other insurance services expenses.   The amount of reimbursement for underwriting expenses by TRM to TICNY in 2005 was $2.0 million as compared to $3.0 million in 2004. The decrease resulted from the 34.2% decrease in premiums produced.

Claims expense reimbursement.   The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY in 2005 was $4.3 million as compared to $4.0 million in 2004 due to an increase in the number of claims handled.

Pre-tax income.   Despite a reduction in premiums produced, pre-tax income in 2005 increased by 45.6% to $2.8million as compared to $2.0 million in 2004 primarily due to an increase in the direct commission revenue rate in 2005 compared to 2004.

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

Direct commission expense.   TRM’s direct commission expense rate in 2004 was 13.9% compared to 13.7% in 2003. This was due to an increase in the small business overflow program to $9.9 million of premiums produced in 2004 from $6.7 million of premiums produced in 2003. The small business overflow program has a higher commission rate.

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

Investments

We classify our investments in fixed maturity securities as available for sale and report these securities at their estimated fair values based on quoted market prices or a recognized pricing service. Changes in unrealized gains and losses on these securities are reported as a separate component of comprehensive net income, and accumulated unrealized gains and losses are reported as a component of accumulated other comprehensive net income in stockholders’ equity. Realized gains and losses are charged or credited to income in the period in which they are realized.

The aggregate fair market value of our invested assets as of December 31, 2005 was $358.6 million. As of that date, our fixed maturity securities had a fair market value of $326.7 million and amortized cost of $331.1 million. Equity securities, available for sale, at fair value were $5.9 million as of December 31, 2005 and a cost of $6.7 million. Equity securities at cost were $24.6 million as of December 31, 2005. Our common trust securities—statutory business trusts had a fair value and equity value of $1.4 million.

The following table provides a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of December 31, 2005 and December 31, 2004 including estimated fair values for equity securities carried at cost.

	As of December 31,
	2005			2004
	Cost or Amortized	Aggregate Fair	Unrealized Gains/	Cost or Amortized	Aggregate Fair	Unrealized Gains/
Category	Cost	Value	(Losses)	Cost	Value	(Losses)
	($ in thousands)
U.S. Treasury securities	$7,224	$7,132	$(92)	$1,818	$1,784	$(34)
U.S. Agency securities	31,937	31,623	(314)	19,640	19,636	(4)
Corporate fixed maturity securities	77,852	76,488	(1,364)	48,898	49,381	483
Mortgage-backed securities	98,786	96,922	(1,864)	64,116	64,159	43
Asset-backed securities	15,431	15,188	(243)	12,443	12,473	30
Other taxable fixed maturity securities	250	244	(6)	250	243	(7)
Municipal securities	99,643	99,084	(559)	76,397	76,847	450
Preferred stocks	113	115	2	113	117	4
Common stocks—at cost	24,558	24,053	(505)	—	—	—
Common stocks—at fair value	6,568	5,819	(749)	1,714	2,368	654
Common trust securities—statutory business trusts	1,426	1,426	—	1,426	1,426	—
Total	$363,788	$358,094	$(5,694)	$226,815	$228,434	$1,619

The following table presents information regarding our invested assets that were in an unrealized loss position at December 31, 2005 by amount of time in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
Category	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	($ in thousands)
U.S. Treasury securities	$4,643	$(58)	$1,228	$(42)	$5,871	$(100)
U.S. Agency securities	18,137	(144)	9,883	(196)	28,020	(340)
Corporate fixed maturity securities	41,721	(933)	19,613	(690)	61,334	(1,623)
Mortgage-backed securities	45,483	(899)	34,080	(1,238)	79,563	(2,137)
Asset-backed securities	11,696	(255)	728	(22)	12,424	(277)
Municipal securities	61,996	(756)	6,415	(129)	68,411	(885)
Total temporarily impaired securities	$183,676	$(3,045)	$71,947	$(2,317)	$255,623	$(5,362)

Liquidity and Capital Resources

Sources and Uses of Funds

We are organized as a holding company with three operating company subsidiaries, TICNY, TNIC and TRM. The holding Company’s principal liquidity needs include interest on debt, income taxes and stockholder dividends. The holding Company’s principal sources of liquidity include dividends from TICNY, TNIC and TRM and other permitted payments from our subsidiaries, as well as financing through borrowings and sales of securities.

Under New York law, TICNY is limited in the amount of dividends it can pay to Tower. Under New York law, TICNY may pay dividends to Tower only out of statutory earned surplus. In addition, the New York Insurance Department must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding twelve months, exceeds the lesser of (1) 10% of TICNY’s policyholders’ surplus as shown on its latest statutory financial statement filed with the New York State Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months. TICNY declared approximately $2,050,000, $850,000, and $364,000 in dividends to Tower in 2005, 2004, and 2003, respectively. As of December 31, 2005, the maximum distribution that TICNY could pay without prior regulatory approval was approximately $4.0 million.

TRM is not subject to any limitations on its dividends to Tower, other than the basic requirement that dividends may be declared or paid if the net assets of TRM remaining after such declaration or payment will at least equal the amount of TRM’s stated capital. TRM declared dividends of $2,550,000 in 2005 and none in 2004 and 2003.

In addition, TNIC my not pay any dividend that, together with all dividends declared or distributed by TNIC during the preceding twelve months, excluding pro rata distributions of any class of the TNIC’s own securities, exceeds the greater of (1) 10% of TNIC’s policyholders’ surplus as of the end of the preceding calendar year or (2) TNIC’s net income for the next preceding calendar year, until thirty days after the Commissioner has received notice of the intended dividend and not objected in such time. Because TNIC has not yet commenced insurance operations it has no positive retained earning (or unassigned surplus) and therefore it may not pay dividends at this time without the approval of the Massachusetts Commissioner of Insurance.

Pursuant to a Tax Allocation Agreement, dated as of January 1, 2001, by and among Tower, TICNY,TNIC and TRM, we compute and pay Federal income taxes on a consolidated basis. At the end of each consolidated return year, each entity must compute and pay to Tower its share of the Federal income tax liability primarily based on separate return calculations. The tax allocation agreement with allows Tower to make certain Code elections in the consolidated Federal tax return. In the event such Code elections are made, any benefit or liability is accrued or paid by each entity. If a unitary or combined state income tax return is filed, each entity’s share of the liability is based on the methodology required or established by state income tax law or, if none, the percentage of each entity’s separate income or tax divided by the total separate income or tax reported on the return. During 2005, TICNY paid $10.0 million and TRM paid $0.7 million to Tower under this agreement.

Cash Flows from IPO and Private Placement

On October 20, 2004, we sold 13,000,000 shares in our IPO at $8.50 per share. On the same date, we also effected a concurrent private placement of 500,000 shares of our common stock to an affiliate of Friedman, Billings, Ramsey & Co., Inc., the lead underwriter for our IPO, at a price of $8.50 per share. On November 10, 2004 the underwriters exercised their 30-day over-allotment option after our IPO. Pursuant to this exercise, the underwriters purchased 629,007 additional shares of common stock from us and 1,320,993 shares of common stock from selling shareholders. We received net cash proceeds of $107,845,000 from the offering and concurrent private placement after the underwriting discounts, commissions and offering expenses. The total costs of the IPO and private placement were $12,252,000 of which $8,407,000 was for the underwriting discount, and $3,845,000 was for all other costs.

Immediately before the closing of the IPO on October 26, 2004, the Company redeemed 30,000 shares of our Series A Cumulative Redeemable Preferred Shares for $1.5 million plus accrued interest. After the closing the Company utilized some of the cash proceeds to pay off a $5.0 million loan and accrued interest to CIT Group/Equipment Financing, Inc. The Company recognized a loss on early extinguishment of debt of $133,000 in the fourth quarter of 2004.

On October 26, 2004 we contributed $98,000,000 in Paid in Capital to TICNY, which in turn invested this cash in its fixed-income portfolio.

On June 8, 2005 the Company contributed $10,000,000 in capital and surplus to TNIC. The gross paid in and contributed surplus at December 31, 2005 for TNIC includes $1,303,000 of intangible assets contributed by us consisting of purchase price, legal fees and broker fees incurred to acquire TNIC.

Surplus Levels

TICNY and TNIC are required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from total assets. The NAIC maintains risk based capital (“RBC”) requirements for property and casualty insurance companies. RBC is a formula that attempts to evaluate the adequacy of statutory capital and surplus in relation to investments and insurance risks. The formula is designed to allow the state insurance departments to identify potential weakly capitalized companies. Under the formula, a Company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). Applying the RBC requirements as of December 31, 2005, TICNY’s and TNIC’s risk-based capital exceeded the minimum level that would trigger regulatory attention. In addition to monitoring RBC to ensure regulatory compliance, we monitor various financial ratios, including gross and net premiums written to surplus ratios. There were no capital contributions to TICNY in 2005 and $98.0 million and $17.1 were contributed in 2004 and 2003, respectively. In June 2005, we contributed $10.0 million in cash to TNIC and an additional $1.3 million for the state insurance licenses we acquired as part of the 2005 purchase of a shell insurance company that was renamed TNIC.

The statutory surplus that we are required to maintain varies depending on the type and amount of revenue that is derived. The statutory surplus requirements are based upon various capital adequacy tests and ratios established by rating agencies and insurance regulators. Statutory surplus requirements are greater for net premiums earned than for premiums that we cede or transfer to reinsurers. Non-risk bearing revenues that are generated primarily from TRM do not require us to maintain any surplus, except capital necessary to meet TRM’s operating expenses. For these reasons, throughout our history before the October 2004 IPO we attempted to reduce our statutory surplus requirement by limiting our net retention of premiums while emphasizing ceding commissions and non-risk bearing revenues from TRM.

Cash Flows

The primary sources of cash flow in TICNY are gross premiums written, reinsurance commissions from our quota share reinsurers, loss payments by our reinsurers, investment income and proceeds from the sale or maturity of investments. Funds are used by TICNY for ceded premium payments, which are paid on a net basis after subtracting losses paid on reinsured claims and reinsurance commissions. TICNY also uses funds for loss payments and loss adjustment expenses on our net business, commissions to producers, salaries and other underwriting expenses as well as to purchase investments and to pay dividends to Tower. TRM’s primary sources of cash are premiums produced on behalf of issuing companies and commission and fee income. TRM’s primary uses of cash are premium payments and fees to issuing companies, net of paid losses and commission income, commissions to producers and expenses reimbursed to TICNY under an expense sharing agreement.

TNIC’s primary sources of cash flow are from net investment income in that underwriting operations have not commenced as of December 31, 2005.

Our reconciliation of net income to cash provided from operations is generally influenced by the collection of premiums in advance of paid losses, the timing of reinsurance and issuing company settlements and the timing of our loss payments.

Comparison of Years Ended December 31, 2005 and 2004

For 2005, net cash provided by operating activities was $128.5 million compared to operating cash flow of $76.1 in 2004. The increase in net cash provided by operations in 2005 resulted from an increase in collected premiums as a result of the growth in gross premiums and the reduction in the effective quota share reinsurance ceding percentage from 41.6% in 2004 to 25% in 2005.

Net cash used by investing activities was $143.3 million for the year ended December 31, 2005 compared to $177.0 in 2004 due principally to the investment in securities with cash provided by operations.

In 2005, cash flows from financing activities were a net use of funds of $1.6 million due principally to dividend payments to stockholders. Cash flows from financing activities for 2004 of $125.7 million included $107.8 million of net proceeds from the IPO and concurrent private placement in the fourth quarter of 2004 and $26.0 million in net proceeds from the issuance of subordinated debentures in connection with offerings of trust preferred securities in December 2004. In 2004, we repaid $5.6 million of notes payable and redeemed all of our Series A cumulative redeemable preferred shares for $3.0 million. Additionally the Company collected its employee notes receivable balance of $1.4 million before December 31, 2004. The Company paid stockholder dividends of $2.0 million and $1.2 million in 2005 and 2004, respectively.

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

Liquidity

We maintain sufficient liquidity to pay claims, operating expenses and meet our other obligations. We held $38.8 million and $55.23 million of cash and cash equivalents at December 31, 2005 and 2004, respectively, which included $26.1 and $34.9 million, respectively, which were of short-term duration of less than ninety days and were recorded as cash equivalents on the balance sheet. We monitor our expected claims payment needs and maintain a sufficient portion of our invested assets in cash and cash equivalents to enable us to fund our claims payments without having to sell longer-duration investments. As of

December 31, 2005, cash and cash equivalents greatly exceeded the estimated $24.7 million of net loss reserves as of that date that we expected to pay within the next year. As necessary, we adjust our holdings of short-term investments and cash and cash equivalents to provide sufficient liquidity to respond to changes in the anticipated pattern of claims payments. See “Item 1.—Investments”.

Commitments

The following table summarizes information about contractual obligations and commercial commitments. The minimum payments under these agreements as of December 31, 2005 were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	($ in thousands)
Subordinated debentures	$47,426	$—	$—	$—	$47,426
Operating lease obligations	48,592	1,953	6,692	6,523	33,424
Net loss reserves	101,746	24,675	41,116	21,855	14,100
Total contractual obligations	$197,764	$26,628	$47,808	$28,378	$94,950

The net loss reserves payments due by period in the table above are based upon the loss and loss expense reserves estimates as of December 31, 2005 and actuarial estimates of expected payout patterns by line of business. As a result, our calculation of loss reserve payments due by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our reserving process. See “Item 1.—Loss and Loss Adjustment Expense Reserves”. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss reserves vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Item 1A.—Risks Related to Our Business—If our actual loss and loss adjustment expenses exceed our loss reserves, our financial condition and results of operations could be significantly affected”, for a discussion of the uncertainties associated with estimating loss and loss adjustment expense reserves. This payment pattern also assumes timely reimbursement from our reinsurers. If our reinsurers do not meet their contractual obligations or a timely basis, the payment assumptions presented above could vary materially.

Capital Resources

In 2003, we formed two statutory business trusts and we own all of the common trust securities of each trust. The trusts issued $20.0 million of trust preferred securities in private placements and invested the proceeds thereof and the proceeds from the sale of common trust securities in exchange for $20.6 million of junior subordinated debentures issued by our holding company. In December 2004, we formed two additional statutory business trusts and we own all of the common securities of each of those trusts. The trusts issued $26 million of trust preferred securities in a private placement and invested the proceeds thereof and the proceeds from the sale of common trust securities in exchange for $26.8 million of junior subordinated debentures issued by our holding company. All of the debentures have stated maturities of thirty years. We have the option to call any or all of the securities at par beginning five years from the date of issuance. The interest rate on $10.3 million of the subordinated debentures issued in May 2003 will float quarterly for changes in the three month London Interbank Offered Rate (“LIBOR”) plus 4.1% and may not exceed 12.5% prior to the first call date of May 15, 2008. The interest rate on $10.3 million of subordinated debentures issued in September 2003 is a combination fixed and floating rate with a fixed rate of 7.5% during the no call period of five years after which the interest rate will float quarterly for changes in the three month LIBOR interest rate plus 4%. The interest rate on $13.4 million of subordinated debentures issued on December 17, 2004 is fixed at 7.4% for the first five years after which the interest rate will float quarterly for changes in the three month LIBOR interest rate plus 3.4%. The interest rate on $13.4 million of subordinated debentures issued on December 21, 2004 will float based on the three month LIBOR interest rate plus 3.4%. Under the terms for all of the trust preferred securities, an event of default may occur upon:

•       non-payment of interest on the trust preferred securities, unless such non-payment is due to a valid extension of an interest payment period;

•       non-payment of all or any part of the principal of the trust preferred securities;

•       our failure to comply with the covenants or other provisions of the indentures or the trust preferred securities; or

•       bankruptcy or liquidation of us or of either of the financing trusts through which the trust preferred securities were issued.

If an event of default occurs and is continuing, the entire principal and the interest accrued thereon may be declared to be due and payable immediately.

Pursuant to the terms of our subordinated debentures, Tower and its subsidiaries cannot declare or pay any dividends if we are in default or have elected to defer payments of interest on the subordinated debentures.

Off Balance Sheet Arrangements

We have posted an irrevocable letter of credit for $2.0 million for the benefit of OneBeacon Insurance Group LLC (“OneBeacon”) representing the estimated commissions due to OneBeacon for the first year of the Commercial Renewal Rights Agreement dated September 13, 2004.

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

Substantial future increases in inflation could also result in future increases in interest rates, which in turn are likely to result in a decline in the market value of the investment portfolio and cause unrealized losses or reductions in stockholders’ equity.

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

Credit Risk

Our credit risk is the potential loss in market value resulting from adverse change in the borrower’s ability to repay its obligations. Our investment objectives are to preserve capital, generate investment income and maintain adequate liquidity for the payment of claims and debt service. We seek to achieve these goals by investing in a diversified portfolio of securities. We manage credit risk through regular review and analysis of the creditworthiness of all investments and potential investments.

We also bear credit risk on our reinsurance recoverables and premiums ceded to reinsurers. As of December 31, 2005, we had unsecured reinsurance recoverables of $33.2 million owed by PXRE Reinsurance Company, $18.3 million owed by American Re-Insurance Company and $7.2 million owed by other reinsurers. If any of these reinsurers fails to pay its obligations to us, or substantially delays making payments on the reinsurance recoverables, our financial condition and results of operations could be materially impaired. To mitigate the credit risk associated with reinsurance recoverables, we secure certain of our reinsurance recoverables by withholding ceded premium and requiring funds to be placed in trust as well as monitoring our reinsurers’ financial condition and rating agency ratings and outlook. See “Item 1.—Reinsurance”. In September 2004, A.M. Best downgraded the rating of Converium to “B-” (Fair) and Converium was placed into run-off by its parent company. As a result, in September 2004, we delivered notice to Converium under our quota share treaty of our intent to terminate their participation under the quota share treaty on a cut-off basis effective November 1, 2004. Subsequently we reached an agreement with Converium, Tokio Millenium Re Ltd. (“Tokio Millenium”) and Hannover Reinsurance (Ireland) Ltd. and E+S Reinsurance (Ireland) Ltd. (collectively “Hannover”) to effect a novation of Converium’s quota share treaty to those other reinsurers effective January 1, 2004, as a result of which Tokio and Hannover agreed to each take 50% of Converium’s share under the quota share treaty. In connection with the agreement, Tokio, Hannover and TICNY agreed to fully release Converium for any liabilities under the quota share treaty. As a result of the novation, we did not retain, and Tokio and Hannover assumed, the earned premiums and risks for the period from November 1, 2004 through December 31, 2004 that we would have retained if the Converium treaty had been terminated effective November 1, 2004. However, we decided to retain the unearned premiums and risks as of December 31, 2004 that would have been ceded to Converium absent the termination. See “Item 1.—Reinsurance—2004 Reinsurance Program”.

On February 16, 2006, A.M. Best downgraded to “B++” (Very Good)  its former “A-” (Excellent)  financial strength rating on PXRE and issued a negative outlook. On February 24, 2006 downgraded PXRE to “B+ (Very Good) with a negative outlook. We believe that the unsecured reinsurance recoverables and ceding commissions receivable from PXRE, none of which are past due nor in dispute, are fully collectible. Our judgment is based on PXRE’s capital position as a result of its recent capital raising initiatives.

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

Equity Risk

Equity risk is the risk that we may incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our holdings of common stocks, mutual funds and other equities. Our portfolio of equity securities available for sale are carried on the balance sheet at fair value. Since only a small percentage of our assets are invested in equity securities, we do not believe that our exposure to equity price risk is significant.

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed maturity securities as of December 31, 2005 was $326.7 million.

For fixed maturity securities, short-term liquidity needs and the potential liquidity needs for the business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates.

As of December 31, 2005, we had a total of $23.7 million of outstanding floating rate debt all of which is outstanding subordinated debentures underlying our trust securities issued by our wholly owned statutory business trusts carrying an interest rate that is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase.

Sensitivity Analysis

Sensitivity analysis is a measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In our sensitivity analysis model, we select a hypothetical change in market rates that reflects what we believe are reasonably possible near-term changes in those rates. The term “near-term” means a period of time going forward up to one year from the date of the consolidated financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.

In this sensitivity analysis model, we use fair values to measure our potential loss. The sensitivity analysis model includes fixed maturities and short-term investments.

For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2005.

The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of December 31, 2005:

Change in Interest Rate	Estimated Increase (Decrease) in Fair Value ($ in thousands)	Estimated Percentage Increase (Decrease) in Fair Value
300 basis point rise	(40,967)	(12.5%)
200 basis rise	(27,844)	(8.5%)
100 basis rise	(14,133)	(4.3%)
As of December 31, 2005	0	0.0%
50 basis point decline	7,017	2.1%
100 basis point decline	13,839	4.2%

The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $14.1 million or 4.3% based on a 100 basis point increase in interest rates as of December 31, 2005. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities investments which constituted approximately 91.0% of our total invested assets as of December 31, 2005.

Interest expense would also be affected by a hypothetical change in interest rates. As of December 31, 2005 we had $23.7 million of floating rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by $237,000, a

200 basis point increase would increase interest expense by $474,000 and a 300 basis point increase would increase interest expense by $711,000.

With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“FAS 91”), issued by the Financial Accounting Standards Board (“FASB”), which requires amortization adjustments for mortgage backed securities. The rates at which the mortgages underlying mortgage backed securities are prepaid, and therefore the average life of mortgage backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage backed securities holdings had been purchased at significant discounts or premiums to par value. As of December 31, 2005, the par value of our mortgage backed securities holdings was $101.8 million and the book value of our mortgage backed securities holdings was $98.8 million. This equates to an average price of 97.0% of par. Since few of our mortgage backed securities were purchased at more than three points (below 97% and above 103%) from par, a FAS 91 adjustment would not have a significant effect on investment income.

Furthermore, significant hypothetical changes in interest rates in either direction would not have a significant effect on principal redemptions, and therefore investment income, because of the prepayment protected mortgage securities in the portfolio. The mortgage backed securities portion of the portfolio totaled 25.2% as of December 31, 2005. Of this total, only 1.9% was in agency pass through securities, which have the highest amount of prepayment risk from declining rates. The remainder of our mortgage backed securities portfolio is invested in agency planned amortization class collateralized mortgage obligations, non-agency residential non-accelerating securities, and commercial mortgage backed securities.

The planned amortization class collateralized mortgage obligation securities maintain their average life over a wide range of prepayment assumptions, while the non-agency residential non-accelerating securities have five years of principal lock-out protection and the commercial mortgage backed securities have very onerous prepayment and yield maintenance provisions that greatly reduce the exposure of these securities to prepayments.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Management Report on Internal Control Over Financial Reporting	88
Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting	89
Report of Independent Registered Public Accounting Firm—Consolidated Financial Statements	90
Consolidated Balance Sheets at December 31, 2005 and 2004	91-92
Consolidated Statements of Income and Comprehensive Net Income for the years ended December 31, 2005, 2004 and 2003	93
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	94
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	95-96
Notes to Consolidated Financial Statements	97

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Tower Group, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2005, of the Company’s internal control over financial reporting, based on the framework established in Internal Control-Integrated Framework Issued by the Committee Sponsoring Organizations of the Treadway Commission  (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Johnson Lambert & Co., an independent registered accounting firm, as stated in their report included herein, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

February 17, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Tower Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Tower Group, Inc and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive net income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 17, 2006 expressed an unqualified opinion thereon.

/s/ JOHNSON LAMBERT & CO.

Reston, Virginia
February 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Tower Group, Inc.

We have audited the accompanying consolidated balance sheets of Tower Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of income and comprehensive net income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Company’s financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 17, 2006 expressed an unqualified opinion thereon.

/s/ JOHNSON LAMBERT & CO.

Reston, Virginia
February 17, 2006

TOWER GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	($ in thousands)
Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost $331,123 in 2005 and $223,562 in 2004)	$326,681	$224,523
Equity securities, available-for-sale, at fair value (cost $6,681 in 2005 and $1,827 in 2004)	5,934	2,485
Equity securities, at cost	24,558	—
Common trust securities—statutory business trusts, equity method	1,426	1,426
Total investments	358,599	228,434
Cash and cash equivalents	38,760	55,201
Investment income receivable	3,337	1,975
Agents’ balances receivable	46,004	33,473
Assumed premiums receivable	1,076	1,197
Ceding commission receivable	8,727	8,329
Reinsurance recoverable	104,811	101,173
Receivable—claims paid by agency	2,309	1,622
Prepaid reinsurance premiums	43,319	28,391
Deferred acquisition costs net of deferred ceding commission revenue	29,192	18,740
Federal income taxes and state taxes recoverable	365	1,975
Deferred income taxes	3,204	—
Intangible assets	5,835	4,978
Fixed assets, net of accumulated depreciation	7,920	5,420
Other assets	3,999	3,239
Total Assets	$657,457	$494,147

(Continued)

See accompanying notes to the consolidated financial statements.

TOWER GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2005	2004
	($ in thousands, except par value and share amounts)
Liabilities
Loss and loss adjustment expenses	$198,724	$128,722
Unearned premium	157,779	95,505
Reinsurance balances payable	19,200	2,735
Payable to issuing carriers	5,252	18,652
Funds held as agent	8,191	785
Funds held under reinsurance agreements	59,042	54,152
Accounts payable and accrued expenses	13,694	12,410
Other liabilities	2,867	2,726
Federal income taxes payable	460	—
Deferred income taxes	—	1,587
Subordinated debentures	47,426	47,426
Total Liabilities	512,635	364,700
Stockholders’ Equity
Common stock ($0.01 par value per share; 40,000,000 shares authorized, 19,872,672 and 19,826,135 shares issued in 2005 and 2004)	199	198
Paid-in-capital	112,531	112,375
Accumulated other comprehensive net income	(3,352)	1,052
Retained earnings	37,019	18,224
Unearned compensation—restricted stock	(1,465)	(1,908)
Treasury stock (17,881 shares in 2005 and 88,967 in 2004)	(110)	(494)
Total Stockholders’ Equity	144,822	129,447
Total Liabilities and Stockholders’ Equity	$657,457	$494,147

See accompanying notes to the consolidated financial statements.

TOWER GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE NET INCOME

	Year Ended December 31,
	2005	2004	2003
	($ in thousands, except per share and share amounts)
Revenues
Net premiums earned	$164,436	$45,564	$22,941
Ceding commission revenue	25,218	39,983	35,605
Insurance services revenue	14,103	16,381	12,830
Net investment income	14,983	5,070	2,268
Net realized gains on investments	122	13	493
Policy billing fees	892	679	545
Total revenues	219,754	107,690	74,682
Expenses
Loss and loss adjustment expenses	96,614	27,060	15,071
Direct commission expense	43,839	32,825	26,158
Other operating expenses	42,632	29,954	22,337
Interest expense	4,853	3,128	1,462
Total expenses	187,938	92,967	65,028
Income before income taxes	31,816	14,723	9,654
Income tax expense	11,062	5,694	3,374
Net income	$20,754	$9,029	$6,280
Comprehensive Net Income
Net income	$20,754	$9,029	$6,280
Other comprehensive income:
Gross unrealized investment holding (losses) gains arising during period	(6,664)	44	617
Less: reclassification adjustment for net realized gains included in net income	(122)	(13)	(493)
	(6,786)	31	124
Income tax benefit (expense) related to items of other comprehensive income	2,382	(27)	(42)
Total other comprehensive net (losses) income	(4,404)	4	82
Comprehensive Net Income	$16,350	$9,033	$6,362
Earnings Per Share
Basic earnings per common share	$1.06	$1.23	$1.37
Diluted earnings per common share	$1.03	$1.06	$1.09
Weighted Average Common Shares Outstanding:
Basic	19,571,081	7,335,286	4,453,717
Diluted	20,147,073	8,565,815	5,708,016

See accompanying notes to the consolidated financial statements.

TOWER GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Other Comprehensive Net Income	Retained Earnings	Unearned Compensation- Restricted Stock	Treasury Stock	Total Stockholders’ Equity
	($ in thousands)
Balance at December 31, 2002	$45	$—	$—	$2,285	$966	$5,771	$—	$—	$9,067
Stock repurchase	—	—	—	—	—	—	—	(514)	(514)
Capital restructuring	(45)	21	24	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,854)	—	—	(1,854)
Net income	—	—	—	—	—	6,280	—	—	6,280
Net unrealized appreciation on securities available for sale, net of income tax	—	—	—	—	82	—	—	—	82
Balance at December 31, 2003	—	21	24	2,285	1,048	10,197	—	(514)	13,061
Capital restructuring	45	(21)	(24)	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,002)	—	—	(1,002)
IPO and private placement, net proceeds	141	—	—	107,704	—	—	—	—	107,845
Stock based compensation	3	—	—	2,395	—	—	(1,908)	20	510
Warrant exercise	9	—	—	(9)	—	—	—	—	—
Net income	—	—	—	—	—	9,029	—	—	9,029
Net unrealized appreciation on securities available for sale, net of income tax	—	—	—	—	4	—	—	—	4
Balance at December 31, 2004	198	—	—	112,375	1,052	18,224	(1,908)	(494)	129,447
Dividends declared	—	—	—	—	—	(1,959)	—	—	(1,959)
Stock based compensation	1	—	—	482	—	—	443	(32)	894
Warrant exercise	—	—	—	(326)	—	—	—	416	90
Net income	—	—	—	—	—	20,754	—	—	20,754
Net unrealized depreciation on securities available for sale, net of income tax	—	—	—	—	(4,404)	—	—	—	(4,404)
Balance at December 31, 2005	$199	$—	$—	$112,531	$(3,352)	$37,019	$(1,465)	$(110)	$144,822

See accompanying notes to the consolidated financial statements.

TOWER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Cash flows from operating activities:
Net income	$20,754	$9,029	$6,280
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain on sale of investments	(122)	(13)	(493)
Depreciation	2,870	1,984	1,142
Amortization of intangible assets	446	22	—
Amortization of bond premium or discount	948	365	24
Amortization of debt issuance costs	39	178	28
Amortization of restricted stock	618	310	—
Deferred income taxes	(2,409)	3,595	629
(Increase) decrease in assets:
Investment income receivable	(1,362)	(1,423)	(159)
Agents’ balances receivable	(12,531)	(11,521)	(2,002)
Assumed premiums receivable	121	(200)	56
Receivable for cancelled reinsurance	—	15,748	(15,748)
Ceding commissions receivable	(398)	(346)	1,321
Reinsurance recoverable	(4,325)	(16,223)	(29,944)
Prepaid reinsurance premiums	(14,928)	27,254	(7,226)
Deferred acquisition costs, net	(10,452)	(18,168)	(4,067)
Federal and state income taxes recoverable	2,070	(2,102)	—
Intangible assets	(1,302)	(5,000)	—
Other assets	(600)	(2,029)	(819)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	70,002	29,247	33,787
Unearned premium	62,274	25,257	13,235
Checks outstanding	141	(2,209)	1,316
Reinsurance balances payable	16,465	(18,053)	(349)
Payable to issuing carriers	(13,400)	5,926	4,369
Accounts payable and accrued expenses	1,284	7,475	(1,944)
Federal and state income taxes payable	—	(892)	(1,595)
Funds held under reinsurance agreements	12,296	29,198	24,818
Deferred compensation liability	—	(1,294)	85
Net cash flows provided by operations	128,499	76,115	22,744
Cash flows from investing activities:
Purchase of fixed assets	(5,370)	(3,364)	(2,502)
Purchases of investments:
Fixed-maturity securities	(147,149)	(197,129)	(25,560)
Equity securities—at fair value	(6,568)	—	—
Equity securities—at cost	(24,558)	—	—
Sale of investments:
Fixed-maturity securities	38,325	23,474	8,992
Equity securities	1,972	50	25
Net cash flows used in investing activities	(143,348)	(176,969)	(19,045)

(Continued)

TOWER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Cash flows from financing activities:
Repayment of redeemable preferred stock	$—	$(3,000)	$—
Proceeds from repurchase obligation	—	—	29,650
Repayment of repurchase obligation	—	—	(32,650)
Proceeds from issuance of subordinated debentures	—	26,806	20,620
Purchase of common trust securities—statutory business trusts	—	(806)	(620)
Proceeds from long-term debt—CIT	—	—	6,000
Repayment of long-term debt—CIT	—	(5,588)	(413)
Proceeds from surplus notes	—	—	10,000
Repayment of surplus notes	—	—	(10,000)
Decrease (increase) in notes receivable from related parties	—	1,421	(50)
Stock repurchase	—	—	(514)
Exercise of stock options	277	200	—
Exercise of warrants	90	—	—
IPO and private placement, net proceeds	—	107,845	—
Dividends paid	(1,959)	(1,162)	(1,811)
Net cash flows (used in)/provided by financing activities	(1,592)	125,716	20,212
(Decrease) Increase in cash and cash equivalents	(16,441)	24,862	23,911
Cash and cash equivalents, beginning of year	55,201	30,339	6,428
Cash and cash equivalents, end of year	$38,760	$55,201	$30,339
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$11,479	$5,114	$2,263
Cash paid for interest	$3,445	$2,261	$1,286

See accompanying notes to the consolidated financial statements.

TOWER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Background

The consolidated financial statements include the accounts of Tower Group, Inc. (“Tower”) and its wholly-owned subsidiaries, Tower Insurance Company of New York (“TICNY”), Tower National Insurance Company (“TNIC”) and Tower Risk Management Corporation (“TRM”) (collectively “the Company”). The Company’s stock is traded on the NASDAQ National Market under the symbol “TWGP”.

Initial Public Offering (“IPO”)

On June 22, 2004 the Company’s Board of Directors approved a 1.8:1 stock split, the maintaining of a par value of $0.01 after the split and the amendment and restatement of the Company’s Certificate of Incorporation which among other things, combined the Class A and Class B common stock into one class of common stock and increased the authorized common stock to 40,000,000 shares. These actions became effective on October 20, 2004, which is the effective date of the Company’s IPO. All consolidated financial statements and per share amounts have been retroactively adjusted for the above stock split and maintaining the par value at $0.01 per share.

On October 20, 2004, the Securities and Exchange Commission declared Tower Group, Inc.’s registration statement effective. The Company’s IPO was for 13,000,000 shares and was priced at $8.50 per share. Also on October 20, 2004 Tower Group, Inc. offered a concurrent private placement of 500,000 shares of its common stock to an affiliate of Friedman, Billings, Ramsey & Co., Inc. the lead underwriter for the Company’s IPO, at the price of $8.50 per share. On November 10, 2004 the underwriters exercised their 30-day over-allotment option. Pursuant to this exercise, the underwriters purchased 629,007 additional shares of common stock from the Company and 1,320,993 shares of common stock from the selling stockholders at the IPO price of $8.50 per share, less the underwriting discount. The Company did not receive any proceeds from the sale of common stock by any selling stockholder. The Company received net cash proceeds of $107,845,000 from the offering and concurrent private placement after the underwriting discounts, commissions and offering expenses. The total costs of the IPO and private placement were $12,252,000 of which $8,407,000 was for the underwriters discount, and $3,845,000 was for all other costs. Costs of the IPO have been reflected as a reduction in Paid-in-Capital.

On March 25, 2005, Tower Group, Inc. closed on its purchase of the outstanding common stock of a shell insurance Company, North American Lumber Insurance Company (“NALIC”), that was renamed Tower National Insurance Company. As of December 31, 2005, Tower National Insurance Company was authorized to write business in sixteen states and is subject to comprehensive regulation and supervision, including limitations relating to reserves and statutory surplus, in Massachusetts, its state of domicile. As of December 31, 2005 TNIC has not written or assumed any premiums.

Registration of Concurrent Private Placement 500,000 Shares

On November 8, 2005, the Securities and Exchange Commission declared Tower Group, Inc.’s Post-Effective Amendment No. 2 to Form S-1 on Form S-3 Registration Statement effective. This registration covers the resale of up to 500,000 shares of Tower Group, Inc.’s common stock from time to time by an affiliate of Friedman, Billings, Ramsey & Co., Inc., the lead underwriter for the Company’s IPO. The Company will not receive any of the proceeds from the sale of these shares.

Description of Business

TICNY is a property-casualty insurance company incorporated in the State of New York in June 1989. TICNY obtained its license to operate in the State of New York in December 1990, at which time it commenced underwriting operations. TICNY provides coverage for many different market segments, including nonstandard risks that do not fit the underwriting criteria of standard carriers due to factors such as type of business, location and the relatively small amount of premium per policy. TICNY offers commercial multiple-peril, monoline general liability, commercial umbrella, monoline property, workers’ compensation and commercial automobile policies as well as personal lines products such as homeowners, dwelling and other liability policies. Generally, TICNY targets customers that have a reduced potential for loss severity and are not normally exposed to long-tailed, complex or contingent risks, such as products liability, asbestos or environmental claims. TICNY’s commercial lines products provide insurance coverages to businesses such as retail and wholesale stores, grocery stores, restaurants, artisan contractors and residential and commercial buildings. Personal lines products focus on modestly valued homes and dwellings. TICNY’s products are marketed through independent agents. All direct premiums are written in the State of New York. As of December 31, 2005, TICNY was authorized to write business in fourteen states.

TNIC is a property and casualty insurance company that did not write or assume any premiums in 2005.

TRM is a non-risk-bearing insurance services company that produces, through its managing general agency, business on behalf of other insurance companies (which are referred to as TRM’s issuing companies) and primarily focuses on commercial risks with higher per policy premium, including risks that TICNY historically had not been able to target due to surplus, rating and geographical license constraints. However, since Tower’s IPO and private placement in 2004, TICNY has increased its surplus and its A.M. Best rating was upgraded to A- from B++. These changes resulted in TICNY writing more of the risks previously placed by TRM.TICNY also reinsures a portion of the premiums written by TRM’s issuing companies. The Company uses these non-risk-bearing insurance services operations to generate commission income on premiums produced for other insurance companies. In addition, the insurance services operation earns fee revenues by providing claims administration and reinsurance intermediary services to TRM’s issuing companies and to other insurance companies. In 2005 and 2004, two companies accounted for 100% of the managing general agency commissions of TRM. See “Note 5. Reinsurance” for further description.

Certain activities of the Company are provided by TICNY, DBA the Law Office of Steven Fauth. These activities primarily consist of claims management activities of TICNY and claims management services provided by TRM to other issuing carriers. Mr. Fauth is an officer and director of the Company.

During 2003, the Company engaged in significant transactions with PXRE Reinsurance Company (“PXRE”), which had a significant impact on the operations and financial statements of the Company. Transactions between PXRE and the Company include reinsurance arrangements, debt financing and equity transactions. To reduce the credit risk associated with having a significant amount of reinsurance recoverable from PXRE the Company cancelled PXRE’s participation in the 2003 quota share agreement as of September 30, 2003. See “Note 5. Reinsurance”.

Additionally, during 2003 the Company engaged in significant reinsurance arrangements with American Re-Insurance Company (“Am Re”), which owned all of the Company’s outstanding shares of Series A Cumulative Redeemable Preferred Stock as of December 31, 2004. The Series A Cumulative Redeemable Preferred Stock was redeemed during 2004. Am Re also held warrants for the purchase of common stock that were exercised during 2004. See “Note 5. Reinsurance”, “Note 8. Debt”, and “Note 9. Capital Stock”.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions have been eliminated in consolidation.

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

Liability for Loss and Loss Adjustment Expense

The liability for loss and loss adjustment expenses represents management’s best estimate of the ultimate cost of all reported and unreported losses that are unpaid as of the balance sheet date. The liability for loss and loss adjustment expenses is estimated on an undiscounted basis, using individual case-basis valuations, statistical analyses, and various actuarial procedures. The projection of future claim payment and reporting is based on an analysis of the Company’s historical experience, supplemented by analyses of industry loss data. Management believes that the reserves for loss and loss adjustment expenses are adequate to cover the ultimate cost of losses and claims to date; however, because of the uncertainty from various sources, including changes in reporting patterns, claims settlement patterns, judicial decisions, legislation, and economic conditions, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. As adjustments to these estimates become necessary, such adjustments are reflected in current operations. Because of the nature of the business historically written, the Company’s management believes that the Company has limited exposure to environmental claim liabilities.

Reinsurance

The Company accounts for reinsurance in accordance with Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“SFAS 113”). Management believes the Company’s reinsurance arrangements qualify for reinsurance accounting in accordance with SFAS 113. Management has evaluated its reinsurance arrangements and determined that insurance risk is transferred to the reinsurers. Reinsurance agreements have been determined to be short-duration prospective contracts and, accordingly, the costs of the reinsurance are recognized over the life of the contract in a manner consistent with the earning of premiums on the underlying policies subject to the reinsurance contract.

Reinsurance recoverable represents management’s best estimate of paid and unpaid loss and loss adjustment expenses recoverable from reinsurers. Ceded losses recoverable are estimated using techniques and assumptions consistent with those used in estimating the liability for loss and loss adjustment expenses. Management believes that reinsurance recoverables as recorded represent its best estimate of such amounts; however, as changes in the estimated ultimate liability for loss and loss adjustment expenses are determined, the estimated ultimate amount recoverable from the reinsurer will also change. Accordingly, the ultimate recoverable could be significantly in excess of or less than the amount indicated in the consolidated financial statements. As adjustments to these estimates become necessary, such adjustments are reflected in current operations. Loss and loss adjustment expenses incurred as presented in the consolidated statement of income and comprehensive net income are net of reinsurance recoveries.

In preparing financial statements, management estimates the amounts receivable from reinsurers to be uncollectible based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. The Company recorded no allowance for uncollectible reinsurance at December 31, 2005 and 2004 and did not expense any uncollectible reinsurance during 2005, 2004 and 2003. Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company’s reinsurers to meet their contractual obligations could have a detrimental impact on the consolidated financial statements and TICNY’s ability to meet its regulatory capital and surplus requirements.

Ceding Commission Revenue

Commissions on reinsurance premiums ceded are earned in a manner consistent with the recognition of the costs of the reinsurance, generally on a pro-rata basis over the terms of the policies reinsured. Certain reinsurance agreements contain provisions whereby the ceding commission rates vary based on the loss experience under the agreements. The Company records ceding commission revenue based on its current estimate of subject losses. The Company records adjustments to the ceding commission revenue in the period that changes in the estimated losses are determined. Ceding commissions receivable of $8,727,000 and $8,329,000 as of December 31, 2005 and 2004, respectively represent ceding commissions receivable from PXRE which are not due until final settlement of losses subject to the contracts or commutation of the agreements.

Insurance Services Revenue

Direct commission revenue from the Company’s managing general underwriting services, which is the largest component of insurance services revenue, is generally recognized and earned as insurance policies are placed with TRM’s issuing companies. Fees from reinsurance intermediary services are earned when TICNY or TRM’s issuing companies cede premiums to reinsurers. Claims administration fees are earned as services are performed. See “Note 17. Segment Information” for a further description of the components of insurance services revenue.

Cash and Cash Equivalents

Cash and cash equivalents are presented at cost, which approximates fair value. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. For the purpose of presentation in the Company’s statements of cash flows, cash equivalents are short-term, highly liquid investments that are both (a) readily convertible to known amounts of cash, and (b) so near to maturity that they present insignificant risk of changes in value due to changing interest rates.

The Company maintains its cash balances at several financial institutions. The Federal Deposit Insurance Corporation secures accounts up to $100,000 at these institutions. Management monitors balances in excess of insured limits and believes they do not represent a significant credit risk to the Company.

Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), which requires that fixed-maturity and equity securities that have readily determined fair values be segregated into categories based upon the Company’s intention for those securities. In accordance with SFAS 115, the Company has classified its fixed-maturity and equity securities as available-for-sale. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors.

Fixed-maturity securities and equity securities are reported at their estimated fair values based on quoted market prices or a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of comprehensive income in stockholders’ equity. Realized gains and losses are determined on the specific identification method.

Included in equity securities at cost as of December 31, 2005 are common shares of a closed-end management investment company investing predominately in asset-backed securities and mortgage-backed securities with a cost of $19,558,000. This investment is carried at cost on the balance sheet because there is no publicly traded price quote available. However, management estimated the fair value for this fund by taking the market prices for all the securities in the fund provided by an outside third party pricing service and then dividing by the number of shares outstanding to determine its price per share. Also included in equity securities at cost is an investment in a Real Estate Investment Trust (“REIT”) with a cost of $5,000,000 and an estimated fair value of $5,000,000. The estimated fair value for this security is determined based on recent trades and an expected early 2006 IPO price for this security. This single REIT investment has not been registered under the Securities Act of 1933 and no active market exists for this investment.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company regularly reviews its fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In general, attention is focused on those securities whose fair value was less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. In evaluating potential impairment, management considers, among other criteria: the current fair value compared to amortized cost or cost, as appropriate; the length of time the security’s fair value has been below amortized cost or cost; management’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in value; specific credit issues related to the issuer; and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. During 2005, 2004 and 2003, the Company did not record any other-than-temporary impairments.

At December 31, 2005 and 2004, U.S. Treasury Notes with fair values of approximately $6,597,000 and $651,000, respectively, were on deposit with various states to comply with the insurance laws of the states in which the Company is licensed.

Agents’ Balances

Agents’ balances receivable are presented net of an allowance for doubtful accounts of $170,000 at December 31, 2005 and $123,000 at December 31, 2004 and 2003, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible agent’s balances of $26,000, $27,000 and $0  were written off in 2005, 2004 and 2003, respectively. One agent accounted for approximately 10%,12% and 16%, respectively, of TICNY’s and TRM’s agents’ balances at December 31, 2005, 2004 and 2003 and 11%, 14%and 17%  of TICNY’s direct premiums written and TRM’s premiums produced in 2005, 2004and 2003, respectively.

Receivable—Claims Paid by Agency

Receivable—claims paid by agency represent claim payments due from issuing carriers to reimburse claims paid by TRM on their behalf in conjunction with claims administration services. The receivables are partially secured by funds held totaling $8,191,000 and $785,000 as of December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, no reserve for uncollectible recoverables was recorded. During 2005, 2004 and 2003, no amounts relating to these receivables were written-off.

With respect to the business produced by TRM for other issuing carriers, agents collect premiums from the policyholders and forward them to TRM. In certain jurisdictions, when the insured pays premium for these policies to agents for payment to TRM, the premium might be considered to have been paid and the insured will no longer be liable to TRM for those amounts, whether or not TRM has actually received the premiums from the agent. Consequently, TRM assumes a degree of credit risk associated with agents and brokers. The Company recorded no losses in 2005, 2004 and 2003 for this activity.

Deferred Acquisition Costs and Deferred Ceding Commission Revenue

Acquisition costs represent the costs of writing business that vary with, and are primarily related to, the production of insurance business. Policy acquisition costs are deferred and recognized as expense as related premiums are earned. Deferred acquisition costs presented in the balance sheet are net of deferred ceding commission revenue. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable.

Intangible Assets

The Company has recorded, as an asset, acquired identifiable intangible assets with finite useful lives. In accounting for such assets, the Company follows “Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

The cost of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their relative fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Identifiable intangible assets with finite useful lives are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. Identifiable intangible assets with indefinite useful lives, such as those related to state insurance licenses acquired through a shell purchase, are subject to annual impairment testing as well. An impairment loss is recognized if the carrying value of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment losses were recognized in 2005, 2004 and 2003.

Fixed Assets

Furniture, computer equipment, leasehold improvements and software are reported at cost less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. The Company estimates the useful life for computer equipment and software is three years, furniture is seven years and leasehold improvements is the term of the lease.

Statutory Business Trusts

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), which establishes accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46(R), VIE’s were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. As of December 31, 2004, the Company does not consolidate interest in its statutory business trusts for which the Company holds 100% of the common trust securities because Tower is not the primary beneficiary of the trusts. See “Note 8. Debt”. The Company’s investment in common trust securities of the statutory business trust are reported in investments at equity. The Company reports as a liability the outstanding subordinated debentures owed to the statutory business trusts.

Income Taxes

Pursuant to a Tax Allocation Agreement, dated as of January 1, 2001, Tower, TICNY, TNIC and TRM compute and pay Federal income taxes on a consolidated basis. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Treasury Stock

The Company accounts for the treasury stock at the repurchase price as a reduction to stockholders’ equity as it does not intend to retire the treasury stock held at December 31, 2005.

Equity Compensation Plans

The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation” (“APB 25”). Under APB 25, because the exercise price of the Company’s employee stock options is equal to the estimated market price of the underlying stock at the date of the grant, no compensation expense is recognized. The effect of applying Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”) requires pro-forma disclosure of EPS for the impact on the financial statements as if the stock options were expensed. See “Note 1. Summary of Significant Accounting Policies—Recent Accounting Developments”.

The Company accounts for restricted stock shares awarded at fair value at the date awarded as a charge to Unearned Compensation—Restricted Stock, included as a separate component of Stockholders’ Equity, and a credit to Common Stock and Paid-in-Capital. The fair value of the shares will amortize ratably over their one to five year vesting period as a charge to compensation expense and a reduction to Unearned Compensation—Restricted Stock in Stockholders’ Equity.

Segment Reporting

The Company manages its operations through three reportable segments: insurance (commercial and personal lines underwriting), reinsurance, and insurance services (managing general agency, claims administration and reinsurance intermediary operations). See “Note 17. Segment Information”.

Earnings Per Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, the Company measures earnings per share at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing income (loss) allocable to common stockholders by the weighted average number of shares outstanding during the year excluding issued but unvested restricted stock shares. Diluted earnings per share is calculated by dividing income (loss) allocable to common stockholders by the weighted average number of shares outstanding during the year, as adjusted for the potentially dilutive effects of stock options, warrants, unvested restricted stock and/or convertible preferred stock, unless common equivalent shares are antidilutive.

Recent Accounting Development

In December 2004, the Financial Accounting Standards Board (“The FASB”) issued the revised Statement of Financial Accounting Standards SFAS No. 123-R, an amendment to SFAS 123, which suspends APB 25 and requires that the cost of share-based payment transactions be recognized in the financial statements after the fiscal quarter beginning after June 15, 2005. The intended adoption by the Company of SFAS 123-R has been postponed to January 2006 per the Securities and Exchange Commission’s rule amendment promulgated April 14, 2005, that allows calendar year-end companies to elect to implement SFAS 123-R at the start of their next fiscal year beginning after June 15, 2005. The implementation of SFAS 123-R is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2005, The FASB issued statement SFAS No. 154, “Accounting Changes Error Correction,” that changes the requirements for the accounting and reporting of a change in accounting principle made in fiscal years beginning after December 15, 2005. This statement applies to all voluntary changes in accounting principle. The statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than reported in the income statement. Management does not expect the adoption of this new accounting pronouncement to have any impact on the Company’s financial statements.

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires a lessee to start to record rental costs on a straight-line basis over the term of an operating lease starting on the date the lessee is given control of the leased asset (even during the leasehold improvement construction period). The Company has entered into an amended operating lease for the new space at its New York City Headquarters in September 2005. The Company will incur expenses under this amended lease beginning January 1, 2006.The implementation of FSP FAS13-1 is not expected to have a material effect on the Company’s financial position or results of operations.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This guidance in the FSP is required to be applied to reporting periods beginning after December 15, 2005. As of December 31, 2005 the Company did not hold any investments that would have been considered other than temporarily impaired had the application of this accounting standard been required as of December 31, 2005.

Note 2—Investments

The amortized cost and fair value of investments in fixed-maturity securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2005:
U.S. Government bonds	$39,161	$34	$(440)	$38,755
Municipal bonds	99,893	320	(885)	99,328
Corporate and other bonds	93,283	293	(1,900)	91,676
Mortgage-backed securities	98,786	273	(2,137)	96,922
Total	$331,123	$920	$(5,362)	$326,681
December 31, 2004:
U.S. Government bonds	$21,458	$80	$(117)	$21,421
Municipal bonds	76,647	597	(154)	77,090
Corporate and other bonds	61,341	810	(298)	61,853
Mortgage-backed securities	64,116	464	(421)	64,159
Total	$223,562	$1,951	$(990)	$224,523

A summary of the amortized cost and fair value of the Company’s investments in fixed-maturity securities at December 31, 2005 by contractual maturity is shown below (in 000’s):

	Amortized Cost	Fair Value
Years to Maturity:
One or less	$1,894	$1,892
After one through five	86,025	84,594
After five through ten	104,616	103,722
After ten	39,802	39,551
Mortgage-backed securities	98,786	96,922
Total	$331,123	$326,681

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

The cost and estimated fair value of investments in equity securities are as follows (in 000’s):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2005:
Preferred stocks	$113	$2	$—	$115
Common stocks—at cost(A)	24,558	—	(505)	24,053
Common stocks—at fair value	6,568	568	(1,317)	5,819
	$31,239	$570	$(1,822)	$29,987
December 31, 2004:
Preferred stocks	$113	$4	$—	$117
Common stocks—at fair value	1,714	654	—	2,368
Total	$1,827	$658	$—	$2,485

(A)        Included in common stocks at cost as of December 31, 2005 are common shares of a closed-end management investment company investing predominately in asset-backed securities and mortgage-backed securities with a cost of $19,558,000 and an estimated fair value of $19,053,000. Because this security in not publicly traded the investment is carried at cost on the balance sheet and the unrealized loss has not been recorded in comprehensive income. Also included in equity securities at cost is an investment in a Real Estate Investment Trust (“REIT”) with a cost of $5,000,000 and an estimated fair value of $5,000,000. The estimated fair value for this security is determined based on recent trades and expected early 2006 IPO price for this security. The single REIT investment has not been registered under the Securities Act of 1933 and no active market exists for this investment.

Major categories of the Company’s net investment income are summarized as follows (in 000’s):

	2005	2004	2003
Income:
Fixed-maturity securities	$12,406	$4,868	$2,190
Equity securities	2,290	48	39
Cash and cash equivalents	718	294	121
Interest on notes receivable from related parties	—	46	54
Dividends on common trust securities	104	52	—
Total	15,518	5,308	2,404
Expenses:
Investment expenses	535	238	136
Net investment income	$14,983	$5,070	$2,268

Proceeds from the sale and maturity of fixed-maturity securities were $38,325,000, $23,474,000 and $8,992,000 in 2005, 2004 and 2003, respectively. Proceeds from the sale of equity securities were $1,972,000, $50,000 and $25,000 in 2005, 2004 and 2003, respectively. The Company’s gross realized gains and losses on investments are summarized as follows (in 000’s):

	2005	2004	2003
Fixed maturity securities:
Gross realized gains	$67	$137	$493
Gross realized losses	(203)	(124)	—
	(136)	13	493
Equity securities:
Gross realized gains	258	—	—
Gross realized losses	—	—	—
	—	—
Net realized gains	$122	$13	$493

The following table presents information regarding the Company’s invested assets that were in an unrealized loss position at December 31, 2005 by amount of time in a continuous unrealized loss position (in 000’s).

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	value	Loss	Value	Loss
U.S. Gov’t bonds	22,780	(202)	11,111	(238)	33,891	(440)
Municipal bonds	61,996	(756)	6,415	(129)	68,411	(885)
Corp. and other bonds	53,417	(1,188)	20,341	(712)	73,758	(1,900)
Mortgage-backed securities	45,483	(899)	34,080	(1,238)	79,563	(2,137)
Total fixed Maturities	183,676	(3,045)	71,947	(2,317)	255,623	(5,362)
Equities—at fair value	5,251	(1,317)	—	—	5,251	(1,317)
Equities—at cost	19,053	(505)	—	—	19,053	(505)
Total	$207,980	$(4,867)	$71,947	$(2,317)	$279,927	$(7,184)

As of December 31, 2005, 184 securities accounted for the gross unrealized losses, all of which are deemed to be temporary. Significant factors influencing management’s determination that unrealized losses were temporary included the mild severity of the unrealized losses in relation to each securities cost, the nature of the investments and management’s intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery in value.

Of the 184 securities that were in an unrealized loss position as of December 31, 2005, 6 were equity investments and the other 178 were fixed-maturity investments. For the equity investments 4 are publicly traded Real Estate Investment Trusts (“REIT’s”) which are made up of real estate related mortgage backed securities. These 4 equity investments make up 17% of the gross unrealized loss position for the Company as of December 31, 2005. These REIT’s were evaluated for impairment by the Company and deemed to be only temporarily impaired. Publicly traded mortgage REIT stock prices as a sector did not perform well in 2005. The dividends paid on these funds were reduced significantly, which caused their stock prices to decline. These dividend reductions resulted from the flattening of the yield curve that reduced the yield these funds earn from leveraging the portfolios. The stock prices of these mortgage REITs have declined to below their book values per share, after trading at premiums to book value several months before December 31, 2005. Since the decline in the market values is based on the decline in the dividend rates, which could increase again when the yield curve steepens, the Company deems this decline to be temporary in nature. Additionally, the underlying value of the securities held by the REITs have not declined in market value by nearly as much as the stock prices have declined and therefore, the liquidation value of the REITs is greater than the current market value of the stocks. The other 2 equity investments were a high dividend stock fund and an asset backed securities fund both of which had declined less than 3.1% of their book values as of December 31, 2005 and are deemed to be temporarily impaired.

The Company evaluated the 178 fixed maturity investments in an unrealized loss position as of December 31, 2005 for impairment and deemed them to be only temporarily impaired. The increase in the unrealized loss on the fixed maturity investments as of December 31, 2005 was attributable to the general rise in interest rates in 2005. The increased unrealized loss represents approximately 1.8% of the average market value of the fixed maturity portfolio during the year. Interest rates rose approximately 50 bps on average during the year (shorter maturities rose more than 50 bps and longer maturities rose less than 50 bps). Also, the portfolio duration averaged approximately 4 years during the year. Therefore, based on the interest rate increase and the portfolio duration, the expected impact on the unrealized loss would have been an increase of approximately 2.0% compared to the actual increase of only 1.8%, which is evidence that the increase in the unrealized loss is interest rate driven. Of the 178 fixed maturity investments in an unrealized position, 166 had fair values 5% or lower than their book values and the other 12 had fair values between 5.1% and 14% lower than their book value.

Note 3—Property—Casualty Insurance Activity

Premiums written, ceded and earned are as follows (in 000’s):

	Direct	Assumed	Ceded	Net
2005
Premiums written	$298,595	$1,512	$(88,325)	$211,782
Change in unearned premiums	(62,426)	152	14,928	(47,346)
Premiums earned	$236,169	$1,664	$(73,397)	$164,436
2004
Premiums written	$176,166	$1,600	$(79,691)	$98,075
Change in unearned premiums	(24,956)	(301)	(27,254)	(52,511)
Premiums earned	$151,210	$1,299	$(106,945)	$45,564
2003
Premiums written	$133,263	$1,219	$(105,532)	$28,950
Change in unearned premiums	(12,722)	263	6,450	(6,009)
Premiums earned	$120,541	$1,482	$(99,082)	$22,941

The components of the liability for loss and loss adjustment expenses and related reinsurance recoverables are as follows (in 000’s):

	Gross Liability	Reinsurance Recoverables
December 31, 2005:
Case-basis reserves	$100,190	$55,968
IBNR reserves	98,534	41,010
Recoverable on paid losses	—	7,833
Total	$198,724	$104,811
December 31, 2004:
Case-basis reserves	$76,793	$55,273
IBNR reserves	51,929	36,500
Recoverable on paid losses	—	9,400
Total	$128,722	$101,173

Activity in the liability for loss and loss adjustment expenses is summarized as follows (in 000’s):

	2005	2004	2003
Balance at January 1,	$128,722	$99,475	$65,688
Less reinsurance recoverables	(91,773)	(75,114)	(50,212)
	36,949	24,361	15,476
Incurred related to:
Current year	97,006	27,259	14,996
Prior years	(392)	(199)	75
Total incurred	96,614	27,060	15,071
Paid related to:
Current year	20,891	6,991	2,084
Prior years	10,926	7,481	4,102
Total paid	31,817	14,472	6,186
Net balance at December 31,	101,746	36,949	24,361
Add reinsurance recoverables	96,978	91,773	75,114
Balance at December 31,	$198,724	$128,722	$99,475

Incurred losses and loss adjustment expenses are net of reinsurance recoveries under reinsurance contracts of $38,584,000, $57,104,000, and $59,090,000 in 2005, 2004 and 2003, respectively.

Incurred loss and loss adjustment expenses attributable to insured events of prior years decreased by $392,000 and $199,000 in 2005 and 2004, respectively and increased by $75,000 in 2003. Prior year development is based upon numerous estimates by line of business and accident year. During calendar year 2005 commercial multi peril liability, workers’ compensation, and auto liability had favorable prior year development that was partially offset by unfavorable development in other lines. During 2004 the reinsurance operations had favorable prior year development that offset any unfavorable development in the insurance operations. No additional premiums or return premiums have been accrued as a result of these prior year effects. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and IBNR reserves, giving consideration to Company and industry trends. See “Note 1—Summary of Significant Accounting Policies, Liability for Loss and Loss Adjustment Expense”.

Note 4—Deferred Acquisition Costs and Deferred Ceding Commission Revenue

Acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty business as follows (in 000’s):

	2005	2004	2003
Net deferred acquisition costs (ceding commission revenue), January 1,	$18,740	$573	$(3,494)
Costs incurred and deferred during years:
Commissions and brokerage	49,458	29,732	22,218
Other underwriting and acquisition costs	36,978	24,482	17,779
Ceding commission revenue	(30,337)	(10,379)	(35,415)
Net acquisition costs (ceding commission revenue) deferred during year	56,099	43,835	4,582
Amortization	(45,647)	(25,668)	(515)
Net deferred acquisition costs (ceding commission revenue), December 31,	$29,192	$18,740	$573

Note 5—Reinsurance

The Company offers insurance coverage for limits up to $10,000,000 for property risks, $1,000,000/$2,000,000 for liability coverages and $10,000,000 for workers’ compensation. Through various quota share, excess of loss and catastrophe reinsurance agreements, as described further below, the Company limits its exposure to a maximum loss on any one risk of $750,000 during the period January 1, through December 31, 2005,  $400,000 during the period January 1 through September 30, 2004, $750,000 during the period October 1, through December 31, 2004, $450,000 during the period January 1, through September 30, 2003 (after commutation—see discussion below) and $312,500 during the period October 1 through December 31, 2003.

In an effort to manage the cost of quota share reinsurance in the time of rising cost and limited availability, the Company implemented provisions for loss ratio caps to its quota share reinsurance agreements. These provisions have been structured to provide the reinsurers with some limit on the amount of potential loss being assumed, while maintaining the transfer of significant insurance risk with the possibility of a significant loss to the reinsurer, and thereby to reduce the cost of reinsurance. Loss ratio caps cut off the reinsurers’ liability for losses above a specified loss ratio. The loss ratio caps in the 2005, 2004 and 2003 quota share agreements were 95.0%, 95.0% and 92.0%, respectively.

The Company is in discussions with a Bermuda reinsurance company in formation to enter into a multi-year quota share reinsurance agreement for 2006. Until this agreement is in place the Company is retaining all of the risk for 2006 that would have been ceded to quota share reinsurers. In 2005, the Company  ceded 25% of its net premiums written to reinsurers in accordance with its quota share treaty. The Company’s 2005 Property Catastrophe Program warrants that a minimum 25% quota share cession be in place for the program. If a loss to the Property Catastrophe Program occurs after January 1, 2006 but before the inception of the proposed multi-year quota share agreement the Company would be required to retain 25% of the loss as if a 25% quota share cession was in place.

The structure of the Company’s reinsurance program enables the Company to reflect significant reductions in premiums written and earned and also provides income as a result of ceding commissions earned pursuant to reinsurance contracts. This structure has enabled the Company to significantly grow its premium volume while maintaining regulatory capital and other financial ratios generally within expected ranges used for regulatory oversight purposes. The Company’s participation in reinsurance arrangements does not relieve the Company from its obligations to policyholders.

Approximate reinsurance recoverables by reinsurer are as follows (in 000’s):

	Unpaid Losses	Paid Losses	Total
December 31, 2005:
PXRE Reinsurance Company	$22,379	$2,383	$24,762
American Re-Insurance Company	15,900	2,084	17,984
Tokio Millennium Re Ltd.	35,091	2,014	37,105
Hannover Reinsurance (Ireland) Ltd.	14,838	1,010	15,848
E+S Reinsurance (Ireland) Ltd.	3,709	252	3,961
Hannover Rueckversicherung AG	1,573	—	1,573
Platinum Underwriters Reinsurance Company.	2,357	—	2,357
Others	1,131	90	1,221
Total	$96,978	$7,833	$104,811
December 31, 2004:
PXRE Reinsurance Company	$33,852	$3,804	$37,656
American Re-Insurance Company	13,298	1,175	14,473
Tokio Millennium Re Ltd.	31,278	3,317	34,595
Hannover Reinsurance (Ireland) Ltd.	7,750	850	8,600
E+S Reinsurance (Ireland) Ltd.	1,937	212	2,149
SCOR Reinsurance Company	1,323	9	1,332
Others	2,335	33	2,368
Total	$91,773	$9,400	$101,173

The Company recorded prepaid reinsurance premiums as follows (in 000’s):

	December 31,
	2005	2004
American Re-Insurance Company	$1,252	$1,376
Tokio Millennium Re Ltd.	18,934	13,093
Hannover Reinsurance (Ireland Ltd.)	15,147	10,474
E+S Reinsurance (Ireland) Ltd.	3,787	2,619
Hannover Rueckversicherung AG	1,551	—
Platinum Underwriters Reinsurance Company	1,645	—
Others	1,003	829
Total	$43,319	$28,391

The following collateral is available to the Company for amounts recoverable from reinsurers (in 000’s) as of December 31, 2005 and 2004:

	Regulation 114 Trust	Letters of Credit	Funds Held	Total
December 31, 2005
Tokio Millennium Re Ltd.	$10,868	$—	$36,384	$47,252
Hannover Reinsurance (Ireland) Ltd.	—	7,430	18,126	25,556
E+S Reinsurance (Ireland) Ltd.	—	1,857	4,532	6,389
Others	—	574	—	574
Total	$10,868	$9,861	$59,042	$79,771
December 31, 2004
Tokio Millennium Re Ltd.	$19,345	$—	$38,296	$57,641
Hannover Reinsurance (Ireland) Ltd.	—	5,355	12,685	18,040
E+S Reinsurance (Ireland) Ltd.	—	1,338	3,171	4,509
Others	—	796	—	796
Total	$19,345	$7,489	$54,152	$80,986

To reduce TICNY’s credit exposure to reinsurance, quota share reinsurance agreements effective October 1, 2003, January 1, 2004 and January 1, 2005 were placed on a “funds withheld” basis. Under these agreements TICNY places the collected ceded premiums written, net of commissions and the reinsurers margin, in segregated trusts for the benefit of TICNY and the reinsurers. TICNY may withdraw funds for loss and loss adjustment expense payments and commission adjustments. Segregated assets in trust accounts amounted to $60,047,000 and $53,888,000 at December 31, 2005 and 2004 and are included in invested assets. The Company is obliged under the reinsurance agreements to credit reinsurers with an annual effective yield on the monthly balance in the funds held under reinsurance agreements liability accounts of 3% in 2005 and 2.5% in 2004. The amounts credited for 2005 and 2004 were $1,339,000 and $1,069,000, respectively, and have been recorded as interest expense.

The Company earns ceding commissions under quota share reinsurance agreements for 2005, 2004 and 2003 based on a sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and ceding commissions earned decrease when the estimated ultimate loss ratio increases.

As of December 31, 2005, the Company’s estimated ultimate loss ratios attributable to these contracts are lower than the contractual ultimate loss ratios at which the minimum amount of ceding commissions can be earned. Accordingly, the Company has recorded ceding commissions earned that are greater than the minimum commissions. The relevant estimated ultimate loss ratios and commissions as of December 31, 2005 are set forth below (dollars in 000’s):

Treaty Year	Contractual Loss Ratio at Which Minimum Ceding Commission Rate Applies	Estimated Ultimate Loss Ratio	Ceding Commissions Earned	Minimum Commission	Maximum Potential Reduction of Ceding Commissions Earned
2002	63.0%	56.1%	$29.6	$23.6	$6.0
2003	65.6%	58.0%	$30.4	$24.4	$6.0
2004	68.0%	55.1%	$29.4	$10.3	$8.9
2005	68.0%	55.1%	$14.4	$10.3	$4.1

Based on the amount of ceded premiums earned, the maximum potential reduction to ceding commissions earned related to an increase in the Company’s estimated ultimate loss ratios is $25.0 million for all treaties for all four years. The maximum potential reduction for the 2005 treaty year may increase as additional ceded premiums are earned in 2006 (assuming the estimated ultimate loss ratio remains the same). The ceded premiums for the 2002, 2003 and 2004 treaty years have been fully earned as of December 31, 2005.

The estimated ultimate loss ratios are the Company’s best estimate based on facts and circumstances known at the end of each period that losses are estimated. The estimation process is complex and involves the use of informed estimates, judgments and actuarial methodologies relative to future claims severity and frequency, the length of time for losses to develop to their ultimate level, possible changes in law and other external factors. The same uncertainties associated with estimating loss and loss adjustment expense reserves affect the estimates of ceding commissions earned. The Company monitors and adjusts the ultimate loss ratio on a quarterly basis to determine the effect on the commission rate and ceding commissions earned. The decrease in estimated ceding commission income relating to prior years recorded in 2005 was $810,000 and an increase of 1,663,000 and $1,326,000, respectively, in 2004 and 2003.

PMA

Effective October 1, 2003, the Company commuted PMA’s participation under the 2003 quota share reinsurance treaty. Prior to the commutation, PMA assumed 17.5% of the layer of coverage representing the first $500,000 of each loss on policies written or renewed on or after January 1, 2003. The effect of this commutation was to conclude PMA’s participation in the quota share treaty and to discharge PMA from future related liabilities effective October 1, 2003. Loss related amounts recoverable from PMA at the commutation date including loss and loss adjustment expense reserve liabilities ceded of $2,700,000 and ceded paid losses of $4,000,000 that had not yet been recovered from PMA were settled with a payment received from PMA of $3,100,000. The Company also received $2,500,000 for ceded unearned premium at the commutation date resulting in a total cash settlement of $5,600,000. The Company incurred a cost of $800,000 representing consideration retained by PMA for reinsuring the Company from January 1, 2003 to September 30, 2003.

PXRE

PXRE participated in various reinsurance agreements with the Company from 2001 through September 30, 2003, including a quota share participation in the layer of coverage representing the first $500,000 of each loss. Ceded written premiums include $20,261,000 ceded to PXRE in 2003. Effective September 30, 2003, the 2003 quota share agreement with PXRE was cancelled. The quota share agreements with PXRE are in run-off. As a result of the cancellation of the 2003 quota share agreement with PXRE as of September 30, 2003, the Company was owed $15,748,000 in return premium net of ceding commissions as of December 31, 2003. This amount was collected in January 2004.

In addition to the ceding commission provisions described above, the 2002 PXRE quota share agreement contained a provision that provided the Company with a non-refundable special commission of $5,000,000, which the Company received in December 2001. The Company deferred this special commission as of December 31, 2001 to be earned over the period during which the underlying premiums are earned.

In January 2003, the Company entered into an excess of loss reinsurance agreement with PXRE Barbados Ltd. (“PXRE Barbados”), an affiliate of PXRE, and remitted $10,000,000 as deposit premium to PXRE Barbados as called for by the contract. This excess of loss agreement inured solely to the benefit of PXRE in connection with its participation in the 2003 quota share agreement with the Company. Effective September 30, 2003, the Company and PXRE Barbados commuted the excess of loss agreement. As a result of the commutation of the agreement, the Company recorded $1,537,000 in ceding commission revenue in 2003.

In 2001, the Company entered into quota share reinsurance and option agreements with PXRE. Under the option agreement, which was effective on June 30, 2001, PXRE was granted the right to purchase 599,400 shares of common stock of the Company for $16.67 per share. PXRE paid the Company $5,000,000 for this option, which becomes exercisable on June 30, 2006 and expires on July 31, 2006. The agreement provides that PXRE’s right to exercise the option terminates if the Company meets certain conditions. Those conditions included the Company granting to PXRE a right of first refusal with respect to all quota share reinsurance cessions made by the Company through December 31, 2005 and presenting reinsurance submissions to PXRE involving gross written premiums of at least $25,000,000 per year from 2001 through 2005. The terms and conditions of the 2001 quota share reinsurance treaty between PXRE and TICNY, including the commission rate, were amended to reflect the payment of the $5,000,000 under the option agreement. The Company classified the $5,000,000 proceeds for the stock options as commission income in 2001 and attributed no value to the options issued to PXRE due to the $16.67 per share exercise price. On June 8, 2005 the Company was notified that, all conditions were met and that PXRE’s right to purchase 599,400 common shares of the Company was terminated.

Am Re

The Company has participated in various reinsurance agreements with Am Re. Ceded written premiums include $3,742,000, $2,753,000 and $3,811,000 ceded to Am Re in 2005, 2004 and 2003, respectively. Am Re had owned all outstanding shares of the Company’s Series A Cumulative Redeemable Preferred Stock and held warrants for the purchase of common stock. See “Note 8. Debt” and “Note 9. Capital Stock”. During 2004, all of the preferred stock was redeemed and the warrants were exercised.

Converium

In September 2004, A.M. Best downgraded the rating of Converium Reinsurance (North America) Inc. (“Converium”) to “B-” (Fair) and Converium was placed into run-off by its parent Company. As a result, on September 2, 2004, the Company delivered notice to Converium under our quota share treaty of our intent to terminate Converium’s participation on a cut-off basis effective November 1, 2004. Subsequently the Company reached an agreement with Converium, Tokio Millenium Re Ltd. (“Tokio”) and Hannover Reinsurance (Ireland) Ltd. and E+S Reinsurance (Ireland) Ltd. (collectively “Hannover”) to effect a novation of Converium’s participation under the quota share treaty to those other reinsurers effective January 1, 2004, as a result of which Tokio and Hannover agreed to each take 50% of Converium’s share. In connection with the agreement, Tokio, Hannover and the Company agreed to fully release Converium for any liabilities under the quota share treaty. As a result of the novation, Tokio and Hannover assumed the earned premiums and related risks for the period from January 1, 2004 through December 31, 2004. In addition, the Company has retained the unearned premiums and related risks of as of December 31, 2004 that would have been ceded to Converium absent the novation. The unearned premiums of $13,090,000 were fully earned as of December 31, 2005.

Note 6—Intangible Assets

The Company entered into a Commercial Renewal Rights Agreement with OneBeacon Insurance Group LLC on September 13, 2004 under which it has acquired OneBeacon’s rights to seek to renew a block of commercial lines insurance policies in New York State consisting of commercial multiple-peril, worker’s compensation, commercial umbrella, commercial inland marine, commercial auto, fire and allied lines and general liability coverages. Under the terms of the agreement, the Company did not acquire any in-force business or historical liabilities associated with the policies. Pursuant to the agreement, the Company also obtained the rights to establish contractual relationships with certain OneBeacon agents. The Company has agreed to pay OneBeacon an amount equal to 5% of the direct premiums written resulting from the Company’s renewal of any subject policies in the first year, 4% in the second year and

1% in the third year, with no payments due after the third year, subject to the Company’s obligation to pay a minimum of $5,000,000 in the aggregate over the three year period. The Company has recorded this transaction as $5,000,000 of intangible assets. Shortly after signing this agreement the Company provided an irrevocable letter of credit for the benefit of OneBeacon in the amount of $2,000,000 representing the estimated payments for the first year of the agreement.

The Company has determined that two intangible assets were acquired in this transaction: renewal rights and new agent contractual relationships, both of which were determined to be intangible assets with a finite useful life. The renewal rights were recorded at $1,250,000 and will be amortized over ten years in proportion to anticipated renewal premiums to be written during this time period. The new agent contractual relationships have been recorded at $3,750,000 and will be amortized over twenty years on a straight-line basis. During 2005 and 2004, the Company recorded amortization expense of $446,000 and $22,000, respectively, on the intangible assets. The weighted average amortization period of identified intangible assets of finite useful life is 17.5 years. The estimated aggregate amortization expense for each of the next five years is (in 000’s):

2006	$412
2007	$367
2008	$331
2009	$302
2010	$279

On March 25, 2005, Tower Group, Inc. closed on its purchase of the outstanding common stock of a shell property casualty insurance company, North American Lumber Insurance Company (“NALIC”), that was renamed Tower National Insurance Company. The purchase price was for $1,050,000 and included nine active state licenses and two inactive state licenses. The two inactive states are Pennsylvania and Maine. The inactive state licenses have an additional contingent purchase price of $75,000 per state payable upon license reactivation within one year of the closing. Prior to the closing, all liabilities and assets (other than insurance licenses) of Tower National Insurance Company were transferred to a liquidating trust. The Company capitalized these purchases as an intangible asset related to state licenses with an indefinite life subject to annual impairment testing. Subsequently, during 2005, the two inactive state licenses were reactivated and an additional contingent price totaling $150,000 was paid. The total amount capitalized as of December 31, 2005, was $1,303,000 and included the purchase price, legal fees and a broker’s fee.

The components of intangible assets are summarized as follows (in 000’s):

	Initial Balance	Accumulated Amortization	Net
December 31, 2005:
Renewal rights	$1,250	$(280)	$970
Agency force	3,750	(188)	3,562
Insurance Licenses	1,303	—	1,303
Total	$6,303	$(468)	$5,835
December 31, 2004:
Renewal rights	$1,250	$(6)	$1,244
Agency force	3,750	(16)	3,734
Total	$5,000	$(22)	$4,978

As of December 31, 2005 there was no impairment on any of the intangible assets as per the Company’s annual impairment testing. See Note 1. “Summary of Significant Accounting Policies, Intangible Assets”.

Note 7—Fixed Assets

The components of fixed assets are summarized as follows (in 000’s):

	Cost	Accumulated Depreciation	Net
December 31, 2005:
Furniture	$ 1,357	$ (445)	$ 912
Leasehold improvements	1,498	(821)	677
Computer equipment	6,314	(4,539)	1,775
Software	8,608	(4,052)	4,556
Total fixed assets	$ 17,777	$ (9,857)	$ 7,920
December 31, 2004:
Furniture	$ 626	$ (298)	$ 328
Leasehold improvements	1,123	(649)	474
Computer equipment	4,954	(3,716)	1,238
Software	5,705	(2,325)	3,380
Total fixed assets	$ 12,408	$ (6,988)	$ 5,420

Note 8—Debt

Subordinated Debentures

During the second and third quarters of 2003, Tower formed two statutory business trusts (“Trust I” and “Trust II”), of which the Company owns all of the common trust securities. On May 15, 2003 and September 30, 2003, Trust I and Trust II, respectively, each issued $10,000,000 floating rate trust preferred securities totaling $20,000,000 to investment pools. The trusts invested the proceeds thereof and the proceeds received from the issuance of the common trust securities to Tower in exchange for $20,620,000 of floating rate junior subordinated debentures (“subordinated debentures”) issued by Tower. The subordinated debentures are unsecured obligations of Tower and are subordinated and junior in right of payment to all present and future senior indebtedness of Tower. Tower has entered into guarantee agreements, which provide for full and unconditional guarantee of the trust securities. The subordinated debentures and the floating rate preferred securities issued by Trust I accrue and pay interest quarterly based upon interest that will float on the 3-month LIBOR, plus 4.10%, which cannot exceed 12.50% prior to May 15, 2008. At December 31, 2005 this interest rate was 8.40%. The Trust II floating rate preferred securities bear interest at a fixed rate of 7.5% until September 30, 2008 and at a variable rate, reset quarterly, equal to the 3-month LIBOR, plus 4.00%, thereafter. The final maturity on the subordinated debentures is May 15, 2033 and September 30, 2033 for Trust I and Trust II, respectively, with prepayment at the option of the Company available beginning in 2008. Issuance costs, primarily legal fees, of $301,000 and $338,000 for the Trust I and Trust II offerings, respectively, were deferred and are being amortized over the term of the subordinated debentures using the effective interest method.

In December 2004, Tower formed two statutory business trusts (“Trust III” and “Trust IV”), of which the Company owns all of the common trust securities. On December 7, 2004 and December 17, 2004, Trust III and Trust IV, respectively, each issued $13,000,000 floating rate trust preferred securities totaling $26,000,000 to investment pools. The trusts invested the proceeds thereof and the proceeds received from the issuance of the common trust securities to Tower in exchange for $26,806,000 of floating rate junior subordinated debentures (“subordinated debentures”) issued by Tower. The subordinated debentures are unsecured obligations of Tower and are subordinated and junior in right of payment to all present and future senior indebtedness of Tower. Tower has entered into guarantee agreements, which provide for full and unconditional guarantee of the trust securities. The Trust III preferred securities bear interest that is fixed at 7.4% until December 7, 2009 and the coupon will float quarterly thereafter at the three months

LIBOR rate plus 3.4%. The Trust IV preferred securities bear interest that will float based on the 3-month LIBOR interest rate plus 3.4% and their rate as of December 31, 2005 was 7.89%. The final maturity on the subordinated debentures is December 15, 2034 and March 15, 2035 for Trust III and Trust IV, respectively, with prepayment at the option of the Company available beginning in 2009. Issuance costs, primarily legal fees, of $262,000 and $252,000 for the Trust III and Trust IV offerings, respectively, were deferred and are being amortized over the term of the subordinated debentures using the effective interest method.

Total interest expense incurred for all subordinated debentures, including amortization of deferred origination costs, was $3,514,000, $1,461,000 and $559,000, respectively for the years ended December 31, 2005, 2004 and 2003.

Aggregate scheduled maturities of the subordinated debentures at December 31, 2005 are (in 000’s):

2033	$ 20,620
2034	13,403
2035	13,403
Total	$ 47,426

CIT Financing Agreement

On February 21, 2003, Tower entered into a Credit Agreement with The CIT Group/Equipment Financing, Inc. (“CIT”) for borrowings up to $6.0 million. As of December 31, 2003 there was $5.6 million of debt outstanding that was repaid in 2004 and the agreement was terminated in October 2004. Interest expense incurred for the years ended December 31, 2004 and 2003, including amortization of origination costs, was $283,000 and $158,000 respectively.

Series A Cumulative Redeemable Preferred Stock

The 60,000 shares of the Company’s Series A Cumulative Redeemable Preferred Stock (“the preferred stock”), $0.01 par value were held by Am Re. The preferred stock carried a rate of 10.5% per annum with dividends payable quarterly and in arrears, and was redeemable in advance of the mandatory redemption dates at the option of the Company. The preferred stock did not have rights to vote with the holders of common stock. In January 2004, the Company redeemed 30,000 of the outstanding shares of the preferred stock for $1,500,000 and the remaining 30,000 shares were redeemed by the Company in October 2004 for $1,500,000 plus accrued interest.

Due to the adoption by the Company of SFAS 150, the mandatorily redeemable Series A Cumulative Redeemable Preferred Stock of $3,000,000 was reclassified as a liability as of July 1, 2003. Preferred stock dividends of $130,000 for 2004 and $158,000 for the period from July 1, 2003 through December 31, 2003, were reported as interest expense. The dividends paid prior to the adoption of SFAS 150 were accounted for as a direct reduction to stockholders’ equity.

Note 9—Capital Stock

The roll forward of shares of common stock is as follows (in 000’s):

	Shares Issued			Treasury Stock
Increase (decrease)	Common Stocks	Class A Common Stock	Class B Common Stock	(Class A when applicable)
Balance at January 1, 2003	4,500	—	—	—
Purchased into treasury	—	—	—	(93)
Issuance of Class A and Class B common stock	(4,500)	2,070	2,430	—
Balance at December 31, 2003	—	2,070	2,430	(93)
Restricted stock issued to employees	—	209	—	—
Stock options exercised	34	—	—	4
Combined Class A and Class B	4,709	(2,279)	(2,430)	—
IPO	13,000	—	—	—
Private placement	500	—	—	—
Am Re warrant exercise	947	—	—	—
Over-allotment	629	—	—	—
Restricted stock issued to Directors	7	—	—	—
Balance at December 31, 2004	19,826	—	—	(89)
Restricted stock issued to employees	9	—	—	—
Stock options exercised	33		—	—
Friedman Billings Ramsey (FBR) warrant exercise)	—	—	—	75
Restricted stock issued to directors	5	—	—	—
Restricted stock forfeited	—	—	—	(4)
Balance at December 31, 2005	19,873	—	—	(18)

As part of the IPO in October 2004, the Company issued Friedman Billings Ramsey (FBR), the lead underwriter, warrants to purchase 189,000 shares of the Company’s commons stock at an exercise price of $8.50 per share. The warrants are exercisable for a term of four years beginning on October 20, 2004 and expire on October 20, 2009. On October 28, 2005, FBR exercised warrants and paid the Company the warrant exercise price of $8.50 per share or $89,820 and were issued 10,567 shares by the Company from treasury shares. In addition, FBR exercised 132,300 warrants on October 28, 2005 via a cashless exercise which resulted in the issuance of 64,244 shares by the Company from treasury shares. As of December 31, 2005, FBR has 46,133 warrants outstanding which are included in the calculation of diluted EPS.

The company declared dividends on common and preferred stock as follows in (000’s):

	2005	2004	2003
Common stock dividends declared	$ 1,959	$ 493	$ —
Class A common stock dividends declared	—	228	293
Class B common stock dividends declared	—	281	1,403
Total common stock dividends declared	1,959	1,002	1,696
Preferred stock dividends declared	—	—	158
Total dividends declared	$ 1,959	$ 1,002	$ 1,854

The Company declared dividends per share on common stock as follows:

	2005	2004	2003
Common Stock	$ 0.10	$ 0.0250	—
Class A Stock	—	$ 0.1137	$ 0.1465
Class B Stock	—	$ 0.1142	$ 0.5773

In 2005, the Company issued 33,000 new common shares as a result of employee stock option exercises and 14,000 new common shares for its restricted stock grants to certain employees and directors of the Company. During 2005, 3,725 restricted stock shares were forfeited due to employee terminations and have been recorded as additional treasury shares.

The Company incurred restricted stock amortization expense in 2005, and 2004 of $402,000 and $201,000, respectively, net of tax, which has been included in reported net income.

The Company issued 946,642 additional shares of common stock immediately prior to its IPO in October 2004 as a result of the exercise in full of Am Re’s warrant to purchase 1,049,999 shares of common stock at an exercise price of $0.76 per share, pursuant to a cashless exercise provision, and based upon the IPO price of $8.50 per share.

Note 10—Equity Compensation Plans

2004 Long-Term Equity Compensation Plan

In 2004, the Company’s Board of Directors adopted and its shareholders approved a long-term incentive plan (the “2004 Long-Term Equity Compensation Plan”). With the adoption of the 2004 Long-Term Equity Compensation Plan, no further grants will be made under the 2001 Stock Award Plan.

The 2004 Long-Term Equity Compensation plan provides for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights (“SARs”), restricted stock and restricted stock unit awards, performance shares and other cash or share-based awards. The current maximum number of shares of common stock that may be issued in connection with awards under the plan is 933,707, of which 786,031 may be issued under awards other than stock options or SARs. As of December 31, 2005, awards in respect of 250,813 shares have been made under the plan.

2001 Stock Award Plan

In December 2000, the Board of Directors adopted a long-term incentive plan (the “2001 Stock Award Plan”). The plan provided for a variety of awards, including incentive or non-qualified stock options, performance shares, SARs or any combination of the foregoing.

Under the 2001 Stock Award Plan, 450,000 shares may be made the subject of awards granted under the plan. At December 31, 2005, 358,200 shares of common stock have been issued or are subject to issuance upon the exercise or payment of outstanding awards under the plan. The remaining 91,800 shares eligible for grants under the plan that have not been the subject of awards are now eligible under our 2004 Long-Term Incentive Compensation Plan, such that no further awards may be granted under the 2001 Stock Award Plan.

Restricted Stock

In May 2004, the Company’s Board of Directors authorized the issuance of 131,888 shares of restricted Common Stock to the President and Chief Executive Officer and 8,793 shares of restricted Common Stock to the Senior Vice President, Chief Financial Officer and Treasurer. The shares vest in installments over a varying period from one to four years from the date of grant contingent upon continuous employment with the Company from the date of grant through the vesting date. During the vesting period, the recipients have voting rights and will receive dividends but the shares may not be sold, assigned, transferred, exchanged, pledged or otherwise encumbered. The fair value of the restricted shares was $1,563,000 on the grant date. These restricted shares were authorized and issued prior to the adoption and approval of the 2004 Long-Term Equity Compensation Plan.

In 2005 and 2004, respectively 10,107 and 216,685 restricted shares (net of canceled shares) of the Company’s common stock were granted to certain employees and directors of the Company. The fair value of the shares awarded (net of cancellations) in 2005 and 2004, determined on the grant date, was $174,000 and $2,218,000, respectively.

All restricted stock shares are recorded at fair value at the date of grant as a charge to Unearned Compensation—Restricted Stock in Stockholders’ Equity and a credit to Common Stock and Paid-in-Capital. These shares will amortize ratably over their vesting period as a charge to compensation expense and a credit to Unearned Compensation—Restricted Stock in Stockholders’ Equity on the balance sheet. In 2005 and 2004, the Company amortized approximately $618,000 and $310,000, respectively, as a charge to compensation expense and a credit to Unearned Compensation—Restricted Stock. During 2005, 3,725 restricted shares were forfeited resulting in a $32,000 reduction to compensation expense.

Stock Options

The following table provides an analysis of stock option activity during the three years ended December 31, 2005.

	2005		2004		2003
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of year	472,777	$ 4.73	358,200	$ 2.78	408,600	$ 2.78
Granted at market value	—	—	161,077	8.50	—	—
Forfeitures and expirations	(9,072)	8.50	(9,000)	2.78	(50,400)	2.78
Exercised	(32,705)	2.78	(37,500)	2.78	—	—
Outstanding, end of year	431,000	$ 4.80	472,777	$ 4.73	358,200	$ 2.78
Exercisable, end of year	305,450	$ 3.38	295,320	$ 2.78	316,260	$ 2.78

Options outstanding and exercisable as of December 31, 2005 are shown on the following schedule:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Exercise Price
Under $4.00	278,995	6.0 years	$ 2.78	273,235	$ 2.78
$5.00 - $10.00	152,005	8.8 years	$ 8.50	32,215	$ 8.50
Total Options	431,000	7.0 years	$ 4.80	305,450	$ 3.38

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Based Compensation” and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized upon the granting of stock options because the exercise price is equal to the estimated market price at the date of the grant.

In December 2004, the Financial Accounting Standards Board issued the revised statement SFAS No. 123-R, an amendment to SFAS123, which suspends APB 25 and requires that the cost of share-based payment transactions be recognized in the financial statements after the fiscal quarter beginning after June 15, 2005. The intended adoption by the Company of SFAS 123-R has been postponed to

January 2006 per the Securities and Exchange Commission’s rule amendment promulgated April 14, 2005, that allows calendar year-end companies to elect to implement SFAS 123-R at the start of their next fiscal year beginning after June 15, 2005. The implementation of SFAS 123-R is not expected to have a material effect on the Company’s financial position or results of operations.

The fair value of the 2001 options granted was estimated using the Black-Scholes pricing model as of January 1, 2001, the date of the initial grant, with the following weighted average assumptions:  risk free interest rate of 4.97%, dividend yield of 1.75%, volatility factors of the expected market price of the Company’s common stock of 35%, and a weighted-average expected life of the options of 7 years.

The fair value of the 2004 options granted was estimated using the Black-Scholes pricing model as of September 29, 2004, the date of the initial grant, with the following weighted average assumptions: risk free interest rate of 3.8%, dividend yield of 1.2%, volatility factors of the expected market price of the Company’s common stock of 30.6% and a weighted-average expected life of the options of 7 years.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in 000’s, except per share amounts).

	2005	2004	2003
Net income as reported	$ 20,754	$ 9,029	$ 6,280
Deduct preferred stock dividends		—	(158)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(61)	(16)	—
Net income, pro forma	$ 20,693	$ 9,013	$ 6,122
Earnings per share
Basic—as reported	$ 1.06	$ 1.23	$ 1.37
Basic—pro forma	$ 1.06	$ 1.23	$ 1.37
Fully diluted—as reported	$ 1.03	$ 1.06	$ 1.09
Fully diluted—pro forma	$ 1.03	$ 1.06	$ 1.09

Note 11—Income Taxes

The Company files a consolidated Federal income tax return. The provision for Federal, state and local income taxes consists of the following components (in 000’s):

	2005	2004	2003
Current Federal income tax expense	$11,864	$1,462	$2,304
Current state income tax expense	1,607	638	441
Deferred Federal and State income tax (benefit) expense	(2,409)	3,594	629
Provision for income taxes	$11,062	$5,694	$3,374

Deferred tax assets and liabilities are determined using the enacted tax rates applicable to the period the temporary differences are expected to be recovered. Accordingly, the current period income tax provision can be affected by the enactment of new tax rates. The net deferred income taxes on the balance sheet reflect temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and income tax purposes, tax effected at a 35% rate for 2005 and 2004 and 34% for 2003.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in 000’s):

	2005	2004
Deferred tax asset:
Claims reserve discount	$ 4,109	$ 1,601
Unearned premium	8,012	4,698
Allowance for doubtful accounts	60	43
Employee benefit plans	124	108
Unrealized depreciation of securities	1,816	—
Other	33	157
Total deferred tax asset	14,154	6,607
Deferred tax liability:
Deferred acquisition costs net of deferredceding commission revenue	10,217	6,559
Depreciation and Amortization	453	952
Unrealized appreciation of securities	—	664
Other	280	19
Total deferred tax liabilities	10,950	8,194
Net deferred income tax asset/(liability)	$ 3,204	$ (1,587)

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No valuation allowance against deferred tax assets has been established as the Company believes it is more likely than not the deferred tax assets will be realized.

The provision for Federal income taxes incurred is different from that which would be obtained by applying the Federal income tax rate to net income before income taxes. The items causing this difference are as follows (in 000’s):

	2005	2004	2003
Theoretical Federal income tax expense at U.S. statutory rate (35%, 34%, 34%)	$11,136	$5,006	$3,282
Tax advantaged investments	(928)	(210)	(101)
State income taxes net of Federal benefit	1,044	385	291
Other	(190)	513	(98)
Provision for income taxes	$11,062	$5,694	$3,374

Note 12—Employee Benefit Plans

The Company maintains a defined contribution Employee Pretax Savings Plan (401(k) Plan) for its employees. The Company contributes 50% of each participant’s contribution up to 8% of the participant’s compensation. The Company incurred approximately $649,000, $461,000 and $332,000 of expense in 2005, 2004 and 2003, respectively, related to this plan.

The Company sponsored a nonqualified deferred compensation plan (“the Plan”) for the Chairman of the Board, President and Chief Executive Officer of the Company. As of December 31, 2002, the Company has granted the maximum amount allowed under the Plan, $1,000,000. Amounts contributed to the Plan earned interest at the rate of 7% per year. During 2004 and 2003, the Company recognized deferred compensation expense of $44,000 and $85,000, respectively. On May 5, 2004 the Board of TRM approved the payment of the entire deferred compensation balance and terminated the plan.

Note 13—Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings in the ordinary course of business. For example, to the extent a claim asserted by a third party in a law suit against one of the Company’s insureds covered by a particular policy, the Company may have a duty to defend the insured party against the claim. These claims may relate to bodily injury, property damage or other compensable injuries as set forth in the policy. Such proceedings are considered in estimating the liability for loss and loss adjustment expenses. The Company is not subject to any other pending legal proceedings that management believes are likely to have a material adverse effect in the financial statements.

The Company has lease agreements for office space and equipment. The Company’s future minimum lease payments are as follows ($’s in 000’s):

2006	$ 1,953
2007	3,381
2008	3,311
2009	3,261
Thereafter	36,686
Total	$ 48,592

Total rental expense charged to operations was approximately $2,333,000, $1,536,000 and $1,336,000 in 2005, 2004 and 2003, respectively.

On September 1, 2005 the Company executed a Third Amendment to its lease for new premises at 120 Broadway, New York, N.Y., which consists of the entire 31st floor and a portion of the 30th floor (approximately 93,730 square feet). The Company will surrender its old premises at 120 Broadway, New York, N.Y., which consists of the entire 14th floor and a portion of the 17th floor (approximately 54,000 square feet) on the expected surrender date of July 1, 2006. The amended lease term is for fifteen years and six months effective on the new premises commencement date of January 1, 2006. The new premises commencement date was postponed from October 1, 2005 to January1, 2006 per the agreement’s postponement clause which gave additional time to the landlord to complete base building work. The effective date of the landlord’s completed base building work was December 31, 2005. The Company has agreed to pay the landlord $2,718,083 annually for the first five years, $2,905,537 annually for the next five years and for the last five and a half years the greater of $2,905,537 annually or the then prevailing fair market rent. The Company will receive free rent for the first nine month period commencing on the new premises commencement date and will receive $4,502,757 for leasehold improvement incentives. The anticipated net cash outflow for the above amounts, excluding the leasehold improvements incentives, increased the Company’s future minimum lease payments by $42,059,991.The Company will receive an additional $581,530 from the landlord ten days after the surrender date for the purchase of scheduled furniture, fixtures and equipment located in the surrendered premises. The Company intends to execute an operating lease in 2006 for the furniture, fixtures and leasehold improvements for the new premises.

TICNY is subject to assessments in New York for various purposes, including the provision of funds necessary to fund the operations of the New York Insurance Department and the New York Property/Casualty Insurance Security Fund, which pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies and various funds administered by the New York Workers’ Compensation Board, which pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies  The Company was assessed approximately $941,000, $435,000, $340,000 in 2005, 2004 and 2003, respectively, for its proportional share of the total assessment for the Property/Casualty Security Fund and approximately $589,000,$556,000 and  $312,000 and in 2005, 2004 and 2003, respectively, for its proportional share of the operating expenses of the New York Insurance

Department. Property casualty insurance company insolvencies or failures may result in additional security fund assessments to the Company at some future date. At this time the Company is unable to estimate the possible amounts, if any, of such assessments. Accordingly, the Company is unable to determine the impact, if any, such assessments may have on financial position or results of operations of the Company. The Company is permitted to assess premium surcharges on workers’ compensation policies that are based on statutorily enacted rates. However, assessments by the various workers’ compensation funds have recently exceeded the permitted surcharges resulting in additional expenses of $0, $1,143,000 and $0 in 2005, 2004 and 2003, respectively. As of December 31, 2005 the liability for the various workers’ compensation funds, which includes amounts assessed on workers’ compensation policies was $2,776,000. This amount is expected to be paid over an eighteen month period ending June 30, 2007.

Note 14—Statutory Financial Information and Accounting Policies

For regulatory purposes, TICNY, domiciled in the State of New York, and TNIC domiciled in the Commonwealth of Massachusetts, prepare their statutory basis financial statements in accordance with practices prescribed or permitted by the State of New York Insurance Department or the Massachusetts Department of Insurance (“statutory basis” or “SAP”). The more significant SAP variances from GAAP are as follows:

•       Policy acquisition costs are charged to operations in the year such costs are incurred, rather than being deferred and amortized as premiums are earned over the terms of the policies.

•       Ceding commission revenues are earned when ceded premiums are written except for ceding commission revenues in excess of anticipated acquisition costs which are deferred and amortized as ceded premiums are earned. GAAP requires that all ceding commission revenues be earned as the underlying ceded premiums are earned over the term of the reinsurance agreements.

•       Certain assets including certain receivables, a portion of the net deferred tax asset, prepaid expenses and furniture and equipment are not admitted.

•       Investments in fixed-maturity securities are valued at NAIC value for statutory financial purposes, which is primarily amortized cost. GAAP requires certain investments in fixed-maturity securities to be reported at fair value.

•       Certain amounts related to ceded reinsurance are reported on a net basis within the statutory basis financial statements. GAAP requires these amounts to be shown gross.

•       For SAP purposes, changes in deferred income taxes relating to temporary differences between net income for financial reporting purposes and taxable income are recognized as a separate component of gains and losses in surplus rather than included in income tax expense or benefit as required under GAAP.

For the years ended December 31, 2005, 2004 and 2003, TICNY reported statutory basis net income/ (loss) of $6,249,000, ($5,705,000), and $2,782,000, respectively. At December 31, 2005 and 2004 TICNY reported statutory basis surplus as regards policyholders of $132,409,000, and $126,082,000, respectively. As of December 31, 2005 TICNY is required to maintain $7,900,000 of minimum capital and surplus in accordance with New York Insurance Law.

For the year ended December 31, 2005 TNIC reported statutory net income of $116,000 and reported statutory basis surplus as regards policyholders of $10,116,000. As of December 31, 2005 TNIC is required to maintain $6,350,000 of minimum of capital and surplus in accordance with the Commonwealth of Massachusetts’ Insurance Law.

Under New York law, TICNY is limited in the amount of dividends it can pay to Tower. Under New York law, TICNY may pay dividends to Tower only out of statutory earned surplus. In addition, the New

York Insurance Department must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding twelve months, exceeds the lesser of (1) 10% of TICNY’s policyholders’ surplus as shown on its latest statutory financial statement filed with the New York State Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months immediately preceding the declaration or distribution of the current dividend increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. TICNY declared approximately $2,050,000, $850,000, and $363,000 in dividends to Tower in 2005, 2004, and 2003, respectively. As of December 31, 2005, TICNY owed Tower $300,000 in dividends payable. As of December 31, 2005, the maximum distribution that TICNY could pay without prior regulatory approval was approximately $4,049,000.

TNIC may not pay any dividend that, together with all dividends declared or distributed by TNIC during the preceding twelve months, excluding pro rata distributions of any class of the TNIC’s own securities, exceeds the greater of (1) 10% of TNIC’s policyholders’ surplus as of the end of the preceding calendar year or (2) TNIC’s net income for the next preceding calendar year, until thirty days after the Commissioner has received notice of the intended dividend and not objected in such time. Because TNIC has not yet commenced insurance operations it has no positive unassigned surplus and, therefore,  it may not pay dividends at this time without the approval of the Massachusetts Commissioner of Insurance.

Note 15—Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

Equity and fixed income investments:   Fair value disclosures for investments are included in “Note 2. Investments”.

Equity securities at cost—Fair value disclosure for an asset-backed securities fund that is a closed-end management company is based on obtaining market prices for all of the securities in the fund from an outside third party pricing service and then dividing by the number of shares outstanding to determine its price per share. The estimated fair value for the private investment in a Real Estate Investment Trust (REIT) in our portfolio was determined based on an outside pricing service valuing the underlying schedules.

Common trust securities—statutory business trusts:   Common trust securities are investments in related parties; as such it is not practical to estimate the fair value of these instruments. Accordingly, these amounts are reported using the equity method.

Agents’ balances receivable, assumed premiums receivable, receivable-claims paid by agency:   The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values.

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

Note 16—Earnings Per Share

The following table shows the computation of the company’s earnings per share (in 000’s, except shares and per share amounts):

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
2005
Net income	$ 20,754
Less: preferred stock dividends	—
Basic EPS	20,754	19,571,081	$ 1.06
Effect of dilutive securities:
Stock options	—	309,508
Unvested restricted stock	—	192,237
Warrants	—	74,247
Diluted EPS	$ 20,754	20,147,073	$ 1.03
2004
Net income	$ 9,029
Less: preferred stock dividends	—
Basic EPS	9,029	7,335,286	$ 1.23
Effect of dilutive securities:
Stock options	—	266,712
Unvested restricted stock		112,379
Warrants	68	851,438
Diluted EPS	$ 9,097	8,565,815	$ 1.06
2003
Net income	$ 6,280
Less: preferred stock dividends	(158)
Basic EPS	6,122	4,453,717	$ 1.37
Effect of dilutive securities:
Stock options	—	204,300
Warrants	84	1,049,999
Diluted EPS	$ 6,206	5,708,016	$ 1.09

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

PXRE had an option agreement to purchase 599,400 common shares of the Company for $16.67 per share. See “Note 5. Reinsurance”. These options were not included in the computation of diluted EPS in 2004 because their effect would be antidilutive. On June 8, 2005 the Company was notified that all conditions were met and that PXRE’s right to purchase 599,400 common shares of the Company was terminated.

Note 17—Segment Information

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

In the insurance segment, TICNY provides commercial and personal lines insurance policies to businesses and individuals. TICNY’s commercial lines products include commercial multiple-peril, monoline general liability, commercial umbrella, monoline property, workers’ compensation and commercial automobile policies. Its personal lines products consist of homeowners, dwelling and other liability policies.

In the reinsurance segment, TICNY assumes reinsurance directly from TRM’s issuing companies or indirectly from reinsurers that provide reinsurance coverage directly to the issuing companies. TICNY assumes, as a reinsurer, a modest amount of the risk on the premiums that TRM’s managing general agency produces.

In the insurance services segment, TRM generates commission revenue from its managing general agency by producing premiums on behalf of its issuing companies and generates fees by providing claims administration and reinsurance intermediary services. Placing risks through TRM’s issuing companies allows the Company to underwrite larger policies and gain exposure to market segments that are unavailable to TICNY due to its rating, financial size and geographical licensing limitations. TRM does not assume any risk on business produced by it. All of the risk is ceded by the issuing companies to a variety of reinsurers pursuant to reinsurance programs arranged by TRM’s reinsurance intermediary working with outside reinsurance intermediaries. Through its issuing companies, TRM’s managing general agency offers commercial package, monoline general liability, monoline property, commercial automobile and commercial umbrella products.

The insurance services segments direct commission revenue is from two issuing carriers. Each issuing carrier provides less than 10% of the Company’s consolidated total revenues. Although this segment is dependent upon two issuing carriers, it is management’s opinion that the loss of one or both can be remedied by replacement issuing carriers. There is no intercompany commission revenue in the insurance services segment.

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

Business segment results are as follows (in 000’s):

	2005	2004	2003
Insurance Segment
Revenues
Net premiums earned	$ 162,911	$ 44,427	$ 22,365
Ceding commission revenue	25,218	39,983	35,311
Policy billing fees	868	671	545
Total Revenues	188,997	85,081	58,221
Expenses
Net loss and loss adjustment expenses	95,700	27,753	14,699
Underwriting expenses	74,035	47,804	36,955
Total Expenses	169,735	75,557	51,654
Underwriting Profit	$ 19,262	$ 9,524	$ 6,567
Reinsurance Segment
Revenues
Net premiums earned	$ 1,525	$ 1,137	$ 576
Ceding commission revenue	—	—	294
Total Revenues	1,525	1,137	870
Expenses
Net loss and loss adjustment expenses	914	(693)	372
Underwriting expenses	189	248	211
Total Expenses	1,103	(445)	583
Underwriting Profit	$ 422	$ 1,582	$ 287
Insurance Services Segment
Revenues
Direct commission revenue from managing general agency	$ 9,148	$ 11,546	$ 7,984
Claims administration revenue	4,268	4,105	3,746
Reinsurance intermediary fees	688	730	1,100
Policy billing fees	23	8	—
Total Revenues	14,127	16,389	12,830
Expenses
Direct commissions expense paid to producers	5,051	7,432	5,394
Other insurance services expenses (Underwriting expenses reimbursed to TICNY)	1,981	2,987	2,247
Claims expense reimbursement to TICNY	4,255	4,019	3,648
Total Expenses	11,287	14,438	11,289
Insurance Services Pretax Income	$ 2,840	$ 1,951	$ 1,541

Underwriting expenses in the insurance segment are net of expense reimbursements that are made by the insurance services segment pursuant to an expense sharing agreement between TRM and TICNY. In accordance with terms of this agreement, TRM reimburses TICNY for a portion of TICNY’s underwriting and other expenses resulting from TRM’s use of TICNY’s personnel, facilities and equipment in underwriting insurance on behalf of TRM’s issuing companies. The reimbursement for underwriting and other expenses is calculated as a minimum reimbursement of 5% of the premiums produced by TRM, and is adjustable according to the terms of the agreement based on the number of policies in force and additional expenses that may be incurred by TRM. The amount of this reimbursement was $1,981,000 in 2005, $2,987,000 in 2004 and $2,247,000 in 2003. TRM also reimburses TICNY, at cost, for claims administration expenses pursuant to the terms of this expense sharing agreement. Claims expenses reimbursed by TRM were $4,255,000 in 2005, $4,019,000 in 2004 and $3,648,000 in 2003.

The following table reconciles revenues by segment to consolidated revenue (in 000’s):

	2005	2004	2003
Revenue
Insurance segment	$ 188,997	$ 85,081	$ 58,221
Reinsurance segment	1,525	1,137	870
Insurance services segment	14,127	16,389	12,830
Total segment revenues	204,649	102,607	71,921
Investment income	14,983	5,070	2,268
Realized capital gains	122	13	493
Consolidated revenues	$ 219,754	$ 107,690	$ 74,682

The following table reconciles the results of our individual segments to consolidated income before taxes (in 000’s):

	2005	2004	2003
Insurance segment underwriting profit	$ 19,262	$ 9,524	$ 6,567
Reinsurance segment underwriting profit	422	1,582	287
Total underwriting profit	19,684	11,106	6,854
Insurance services segment pretax income	2,840	1,951	1,541
Net investment income	14,983	5,070	2,268
Net realized investment gains	122	13	493
Corporate expenses	(960)	(289)	(40)
Interest expense	(4,853)	(3,128)	(1,462)
Income before taxes	$ 31,816	$ 14,723	$ 9,654

Note 18—Subsequent Events

As of December 31, 2005, the Company had unsecured reinsurance recoverables and ceding commissions receivable totaling $33,228,000 owed by PXRE Reinsurance Company. On February 16, 2006, A.M. Best downgraded to “B++” (Very Good) its former “A–” (Excellent) financial strength rating on PXRE and issued a negative outlook. On February 24, 2006 A.M. Best downgraded PXRE to “B+” (Very Good) with a negative outlook. The Company believes that the unsecured reinsurance recoverables and ceding commissions receivable from PXRE, none of which are past due nor in dispute, are fully collectible. The Company’s judgment is primarily based on PXRE’s capital position as a result of its recent capital raising initiatives.

On February 6, 2006 the Company capitalized a new Bermuda holding company for $15 million. Michael H. Lee, Chairman and Chief Executive Offices of Tower, is expected to serve as Chairman, Chief Executive Offices and President of the Bermuda holding company. Mr. Lee will devote his full business time between Tower and the Bermuda holding company. In addition, Greg T. Doyle is expected to resign as a director on Tower’s Board and become a director of the new Bermuda holding company.

Tower Group, Inc.’s Board of Directors approved a quarterly dividend on February 22, 2006 of $0.025 per share payable March 27, 2006 to stockholders of record as of March 15, 2006.

Note 19—Unaudited Quarterly Financial Information

	2005
	First	Second	Third	Fourth	Total
	(in thousands, except per share amounts)
Revenues	$ 42,670	$ 50,252	$ 59,937	$ 66,895	$ 219,754
Net Income	3,717	4,765	5,708	6,564	20,754
Net income per share:
Basic	0.19	0.24	0.29	0.33	1.06
Diluted	0.19	0.24	0.28	0.32	1.03

	2004
	First	Second	Third	Fourth	Total
	(in thousands, except per share amounts)
Revenues	$ 21,704	$ 26,190	$ 26,464	$ 33,332	$ 107,690
Net Income	1,322	1,999	2,478	3,230	9,029
Net income per share:
Basic	0.30	0.45	0.55	0.20	1.23
Diluted	0.23	0.35	0.43	0.19	1.06

	2003
	First	Second	Third	Fourth	Total
	(in thousands, except per share amounts)
Revenues	$ 16,778	$ 17,949	$ 20,536	$ 19,419	$ 74,682
Net Income	1,078	1,486	2,029	1,687	6,280
Net income per share:
Basic	0.22	0.31	0.46	0.38	1.37
Diluted	0.18	0.25	0.46	0.30	1.09

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

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the company’s fiscal year ended December 31, 2005, and such information is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics and posted it on its website http://www.twrgrp.com/ under Investor Information and then under Corporate Governance.

ITEM 11.         EXECUTIVE COMPENSATION

The information called for by this item will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2005, and such information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, with the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2005, and such information is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, with the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2005, and such information is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, with the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2005, and such information is incorporated herein by reference.

PART IV.

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A.	(1)	The financial statements and notes to financial statements are filed as part of this report in “Item 8. Financial Statements and Supplementary Data”.
	(2)	The financial statement schedules are listed in the Index to Consolidated Financial Statement Schedules.
	(3)	The exhibits are listed in the Index to Exhibits.

The following entire exhibits are included:

Exhibit 21.1	Subsidiaries of Tower Group, Inc.
Exhibit 23.1	Consent of Johnson Lambert & Co.
Exhibit 31.1	Certification of CEO to Section 302(a)
Exhibit 31.2	Certification of CFO to Section 302(a)
Exhibit 32	Certification of CEO & CFO to Section 906

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER GROUP, INC.
DATED: MARCH 15, 2006	BY:	/S/ MICHAEL H. LEE
	NAME:	MICHAEL H. LEE
	TITLE:	CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons, dated March 15, 2006, on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Michael H. Lee	Chairman of the Board, President and Chief
Michael H. Lee	Executive Officer (Principal Executive Officer)
/s/ Francis M. Colalucci	Senior Vice President, Chief Financial Officer and
Francis M. Colalucci	Treasurer, Director (Principal Financial Officer,
Principal Accounting Officer)
/s/ Steven G. Fauth	Senior Vice President, General Counsel and
Steven G. Fauth	Secretary, Director
/s/ Steven W. Schuster	Director
Steven W. Schuster
/s/ Charles A. Bryan	Director
Charles A. Bryan
/s/ Gregory T. Doyle	Director
Gregory T. Doyle
/s/ Austin P. Young	Director
Austin P. Young

TOWER GROUP, INC.
INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedules		Pages
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	135
I	Summary of Investments—other than investments in related parties	136
II	Condensed Financial Information of the Registrant as of and for the years ended December 31, 2005, 2004 and 2003	137
III	Supplementary Insurance Information for the years ended December 31, 2005, 2004 and 2003	141
IV	Reinsurance for the years ended December 31, 2005, 2004 and 2003	142
V	Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003	143
VI	Supplemental Information Concerning Insurance Operations for the years ended December 31, 2005, 2004 and 2003	144

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
Tower Group, Inc.

We have audited the consolidated financial statements of Tower Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our report thereon dated February 17, 2006. Such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in the accompanying index at Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ JOHNSON LAMBERT & CO.

Reston, Virginia
February 17, 2006

TOWER GROUP, INC.
SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN
RELATED PARTIES
($ in thousands)

	December 31, 2005
	Cost	Fair Value	Amount Reflected on Balance Sheet
Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$39,161	$38,755	$38,755
Corporate securities	77,852	76,488	76,488
Mortgage-backed securities	98,786	96,922	96,922
Asset-backed securities	15,431	15,188	15,188
Other taxable fixed maturity securities	250	244	244
Municipal securities	99,643	99,084	99,084
Total fixed maturities	331,123	326,681	326,681
Preferred Stocks	113	115	115
Common Stocks—at cost	24,558	24,053	24,558
Common Stock—at fair value	6,568	5,819	5,819
Common trust securities—statutory business trusts, equity method	1,426	1,426	1,426
Total investments	$363,788	$358,094	$358,599

TOWER GROUP, INC.
SCHEDULE II—CONDENSED FINANCIAL INFORMATON OF THE REGISTRANT
CONDENSED BALANCE SHEETS
($ in thousands)

	December 31,	December 31,
	2005	2004
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost $5,203 in 2005, and $0 in 2004)	$5,139	$—
Equity securities, available for sale , at cost	7,064	—
Total investments	12,203	—
Cash and cash equivalents	2,651	26,910
Investment in subsidiaries	173,236	147,775
Common trust securities—statutory business trusts, equity method	1,426	1,426
Intangible assets	2,940	4,888
Amounts due from subsidiaries	672	100
Federal and state income taxes recoverable	143	—
Other assets	2,758	1,487
Total Assets	$196,029	$182,586
Liabilities
Subordinated debentures	$47,426	$47,426
Accounts payable and accrued expenses	3,781	5,586
Federal income taxes payable	—	127
Total Liabilities	51,207	53,139
Stockholders’ Equity	144,822	129,447
Total Liabilities and Stockholders’ Equity	$196,029	$182,586

TOWER GROUP, INC.
SCHEDULE II—CONDENSED FINANCIAL INFORMATON OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$20,754	$9,029	$6,280
Adjustments to reconcile net income to net cash (used in) provided by operations:
Dividends received from consolidated subsidiaries	3,800	850	363
Equity in undistributed net income of subsidiaries	(22,963)	(10,544)	(6,888)
Amortization of debt issuance costs	39	178	—
Amortization of restricted stock	618	310	—
(Increase) decrease in assets:
Federal and state income tax recoverable	(270)	1,006	(879)
Intangible asset	1,948	(4,888)	—
Other assets	(409)	(804)	7
(Increase) decrease in liabilities:
Accounts payable and accrued expenses	(1,805)	5,523	63
Payable to subsidiaries	(572)	(4,400)	234
Dividends payable		(160)	—
Net cash flows (used) provided by operations	1,140	(3,900)	(820)
Cash flows from investing activities:
Purchase of investments:
Fixed -maturity securities	(20,921)	—	—
Equity securities	(7,064)	—	—
Sale of investments:
Fixed—maturity securities	15,658	—	—
Investment in subsidiary	(11,480)	(98,096)	(17,105)
Net cash flows used in investing activities	(23,807)	(98,096)	(17,105)
Cash flows from financing activities:
Repayment of redeemable preferred stock	—	(3,000)	—
Repayment of long-term debt—CIT	—	(5,588)	—
Decrease in notes receivable from related parties	—	44	—
Proceeds from issuance of subordinated debentures	—	26,806	25,588
Deferred cost, long-term debt	—	—	(786)
Purchase of common trust securities—statutory business trusts	—	(806)	—
Stock repurchase	—	—	(514)
Exercise of warrants	277	—	—
Exercise of stock options	90	200	—
IPO and private placement, net proceeds	—	107,845	—
Dividends paid	(1,959)	(1,162)	(1,811)
Net cash flows provided by (used in) financing activities	(1,592)	124,339	22,477
Increase in cash and cash equivalents	(24,259)	22,343	4,552
Cash and cash equivalents, beginning of year	26,910	4,567	15
Cash and cash equivalents, end of year	$2,651	$26,910	$4,567

TOWER GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATON
OF THE REGISTRANT

CONDENSED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
($ in thousands)

	Year Ended December 31,
	2005	2004	2003

Revenues
Net investment income	$1,147	$75	$42
Net realized investment loss	(63)	—	—
Total Revenue	1,084	75	42
Equity in net earnings of subsidiaries	22,963	10,544	6,888
Expenses
Other operating expenses	959	289	40
Interest expense	3,513	2,015	854
Income Before Income Taxes	19,575	8,315	6,036
Benefit for income taxes	(1,179)	(714)	(244)
Net Income	$20,754	$9,029	$6,280
Comprehensive Net Income
Net income	$20,754	$9,029	$6,280
Other comprehensive income:
Gross unrealized investmentholdinggains arising during period	(6,664)	44	617
Less: reclassification adjustment forgains included in net income	(122)	(13)	(493)
	(6,786)	31	124
Income tax expense related to items ofother comprehensive income	2,382	(27)	(42)
Total other comprehensive net income	(4,404)	4	82
Comprehensive Net Income	$16,350	$9,033	$6,362

TOWER GROUP, INC.
SCHEDULE II—CONDENSED FINANCIAL INFORMATON OF THE REGISTRANT
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands)

	Common Stock	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Other Comprehensive Net Income	Retained Earnings	Unearned Compensation Restricted Stock	Treasury Stock	Total Stockholders’ Equity

Balance at December 31, 2002	$45	$—	$—	$2,285	$966	$5,771	$—	$—	$9,067
Stock repurchase	—	—	—	—	—	—	—	(514)	(514)
Capital restructuring	(45)	21	24	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,854)	—	—	(1,854)
Net income	—	—	—	—	—	6,280	—	—	6,280
Net unrealized appreciation on
securities available for sale, net
of income tax	—	—	—	—	82	—	—	—	82
Balance at December 31, 2003	—	21	24	2,285	1,048	10,197	—	(514)	13,061
Capital restructuring	45	(21)	(24)	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,002)	—	—	(1,002)
IPO and private placement, net proceeds	141	—	—	107,704	—	—	—	—	107,845
Stock based compensation	3	—	—	2,395	—	—	(1,908)	20	510
Warrant exercise	9	—	—	(9)	—	—	—	—	—
Net income	—	—	—	—	—	9,029	—	—	9,029
Net unrealized appreciation on
securities available for sale, net
of income tax	—	—	—	—	4	—	—	—	4
Balance at December 31, 2004	198	—	—	112,375	1,052	18,224	(1,908)	(494)	129,447
Dividends declared	—	—	—	—	—	(1,959)	—	—	(1,959)
Stock based compensation	1	—	—	482	—	—	443	(32)	894
Warrant exercise	—	—	—	(326)	—	—	—	416	90
Net income	—	—	—	—	—	20,754	—	—	20,754
Net unrealized depreciation on	—	—	—	—	(4,404)	—	—	—	(4,404)
securities available for sale, net of Income tax

Balance at December 31, 2005	$199	$—	$—	$112,531	$(3,352)	$37,019	$(1,465)	$(110)	$144,822

TOWER GROUP, INC.
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
($ in thousands)

	Deferred Acquisition Cost, Net of Deferred Ceding Commission Revenue	Future Policy Benefits, Losses and Loss Expenses	Net Unearned Premiums	Net Earned Premiums	Benefits, Losses and Loss Expenses	Amortization of DAC	Operating Expenses	Premiums Written

2005
Segments:
Insurance	$ 29,184	$ 98,459	$ 113,657	$ 162,911	$ 95,700	$ (45,224)	$ 35,263	$ 210,395
Reinsurance	8	3,287	803	1,525	914	(423)	173	1,387
Total	$ 29,192	$ 101,746	$ 114,460	$ 164,436	$ 96,614	$ (45,647)	$ 35,436	$ 211,782
2004
Segments:
Insurance	$ 18,718	$ 34,275	$ 66,226	$ 44,427	$ 27,753	$ (25,028)	$ 22,455	$ 96,595
Reinsurance	22	2,674	888	1,137	(693)	(640)	204	1,480
Total	$ 18,740	$ 36,949	$ 67,114	$ 45,564	$ 27,060	$ (25,668)	$ 22,659	$ 98,075
2003
Segments:
Insurance	$ 544	$ 20,036	$ 14,058	$ 22,365	$ 14,699	$ (502)	$ 16,254	$ 27,968
Reinsurance	29	4,325	545	576	372	(13)	148	982
Total	$ 573	$ 24,361	$ 14,603	$ 22,941	$ 15,071	$ (515)	$ 16,402	$ 28,950

TOWER GROUP, INC.
SCHEDULE IV—REINSURANCE
($ in thousands)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

Year ended December 31, 2005
Premiums
Property and Casualty Insurance	$236,174	$73,397	$1,659	$164,436	1.00%
Accident and Health Insurance	—	—	—	—	0.00%
Total Premiums	$236,174	$73,397	$1,659	$164,436	1.00%
Year ended December 31, 2004
Premiums
Property and Casualty Insurance	$151,210	$106,945	$1,299	$45,564	2.90%
Accident and Health Insurance	—	—	—	—	0.00%
Total Premiums	$151,210	$106,945	$1,299	$45,564	2.90%

TOWER GROUP, INC.

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
December 31, 2005, 2004 and 2003

	December 31,
	2005	2004	2003
	($ in thousands)
Balance, January 1	$123	$123	$123
Additions	73	27	—
Deletions	(26)	(27)	—
Balance, December 31	$170	$123	$123

TOWER GROUP, INC.
SCHEDULE VI—SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
($ in thousands)

Deferred	Reserve for Unpaid Claims and Claim		Net	Net	Net	Claims and Claims Adjustment Expenses Incurred and Related			Paid Claims and Claim
Acquisition Cost	Adjustment Expenses	Discount Reserves	Unearned Premium	Earned Premium	Investment Income	Current Year	Prior Year	Amortization of DAC	Adjustment Expenses	Premium Written

2005	$29,192	$101,746	$—	$114,460	$164,436	$14,983	$97,006	$(392)	$(45,647)	$31,817	$211,782
2004	$18,740	$36,949	$—	$67,114	$45,564	$5,070	$27,259	$(199)	$(25,668)	$14,472	$98,075
2003	$573	$24,361	$—	$14,603	$22,941	$2,268	$14,996	$75	$(515)	$6,186	$28,950

The exhibits listed below and designated with an asterisk are filed with this report. The exhibits listed below and not so designated are incorporated by reference to the documents following the descriptions of the exhibits.

Exhibit Number	Description of Exhibits
3.1

Amended and Restated Certificate of Incorporation of Tower Group, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-115310) filed on July 23, 2004

3.2

Amended and Restated By-laws of Tower Group, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-115310) filed on July 23, 2004

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004
4.2

Purchase Agreement, dated as of June 30, 2001, by and between Tower Group, Inc. and PXRE Reinsurance Ltd., incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-115310) filed on July 23, 2004

4.3

Warrant issued to Friedman, Billings, Ramsey & Co., incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.1

Employment Agreement, dated as of August 1, 2004, by and between Tower Group, Inc. and Michael H. Lee, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.2

Employment Agreement, dated as of August 1, 2004, by and between Tower Group, Inc. and Steven G. Fauth, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.3

Employment Agreement, dated as of August 1, 2004, by and between Tower Group, Inc. and Francis M. Colalucci, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.5

Employment Agreement, dated as of August 1, 2004, by and between Tower Group, Inc. and Christian K. Pechmann, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.6

Employment Agreement, dated as of August 1, 2004, by and between Tower Group, Inc. and Joel Weiner, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.7	2004 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004
10.8	2001 Stock Award Plan, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.9	2000 Deferred Compensation Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004
10.10

Amended & Restated Declaration of Trust, dated as of May 15, 2003, by and between Tower Group, Inc., Tower Statutory Trust I and U.S. Bank National Association, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.11

Indenture, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.12

Guarantee Agreement, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.13

Amended and Restated Trust Agreement, dated as of September 30, 2003, by and between Tower Group, Inc., JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association and Michael H. Lee, Steven G. Fauth and Francis M. Colalucci as Administrative Trustees of Tower Group Statutory Trust II, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.14

Junior Subordinated Indenture, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.15

Guarantee Agreement, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.16

Service and Expense Sharing Agreement, dated as of December 28, 1995, by and between Tower Insurance Company of New York and Tower Risk Management Corp., incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.17

Real Estate Lease and amendments thereto, by and between Broadpine Realty Holding Company, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004

10.17(A)

Third Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC executed September 1, 2005, incorporated by reference to Exhibit 10.01 to the Company’s current report on Form 8-K filed on August 26, 2005

10.18

License and Services Agreement, dated as of June 11, 2002, by and between AgencyPort Insurance Services, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.19

Agreement, dated as of April 17, 1996, between Morstan General Agency, Inc. and Tower Risk Management Corp., incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.20

Managing General Agency Agreement, dated January 1, 2002, by and between Virginia Surety Company and Tower Risk Management Corp., incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004

10.21

General Agency Agreement by and among State National Insurance Company, Inc., Tower Insurance Company of New York and Tower Risk Management Corp., incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004

10.22

Quota Share Reinsurance Agreement, dated as of January 1, 2004, by and between Tower Insurance Company of New York and Converium Reinsurance (North America) Inc., incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.23

Quota Share Reinsurance Agreement, dated as of January 1, 2004, by and between Tower Insurance Company of New York, Tokio Millennium Re Ltd. and Hannover Reinsurance (Ireland) Ltd. and E+S Reinsurance (Ireland) Ltd., incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.24

Amended and Restated Promissory Note, dated August 2, 2004, by Michael H. Lee in favor of Tower Risk Management, Inc., incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004

10.25

Quota Share Reinsurance Agreement, dated as of October 1, 2003, by and between Tower Insurance Company of New York and Tokio Millennium Re Ltd., incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.26

Quota Share Reinsurance Agreement, dated as of January 1, 2003, by and between Tower Insurance Company of New York and PXRE Reinsurance Company and PMA Capital Insurance Company, incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004

10.27

Aggregate Excess of Loss Retrocession Agreement, dated as of January 1, 2004, by and between Converium Reinsurance (North America) Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.28

Aggregate Excess of Loss Retrocession Agreement, dated as of January 1, 2004, by and between Hannover Reinsurance (Ireland) Ltd. and E+S Reinsurance (Ireland) Ltd. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.29

Excess of Liability Reinsurance Agreement dated as of January 1, 2004, by and between State National Insurance Company, Tower Insurance Company of New York and Tower Risk Management Corporation, incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.30

Commercial Renewal Rights Agreement, dated as of September 13, 2004, by and among OneBeacon Insurance Group LLC, each of the insurance Company subsidiaries of OneBeacon Insurance Group LLC listed therein and Tower Group, Inc., incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (Amendment No. 5) (No. 333-115310) filed on September 15, 2004

10.31

Addendum No. 1 to the Quota Share Reinsurance Agreement, effective January 1, 2004 by and between Tower Insurance Company of New York and Converium Reinsurance (North America) Inc., incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004

10.32

Addendum No. 1 to the Quota Share Reinsurance Agreement, effective January 1, 2004, by and between Tower Insurance Company of New York, Tokio Millenium Re Ltd. and Hannover Reinsurance (Ireland) Ltd. and E+S Reinsurance (Ireland) Ltd., incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004

10.33

General Agency Agreement, effective October 1, 2004, by and among State National Insurance Company Inc., Tower Insurance Company of New York and Tower Risk Management Corp. (Equipment breakdown business), incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on March 22, 2005

10.34

General Agency Agreement, effective October 1, 2004, by and among State National Insurance Company Inc., Tower Insurance Company of New York and Tower Risk Management Corp. (Umbrella business), incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 22, 2005

10.35

Excess of Liabilities Reinsurance Agreement, effective October 1, 2004, by and among State National Insurance Company Inc., Tower Insurance Company of New York and Tower Risk Management Corp. (Umbrella business), incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on March 22, 2005

10.36

Wrap-Around Multiline Quota Share Agreement, effective December 1, 2004, by and between Virginia Surety Company, Inc. and Tower Insurance Company of New York), incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 22, 2005

10.37

Managing General Agency Agreement, effective December 1, 2004, by and between Virginia Surety Company Inc. and Tower Risk Management Corp.), incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 22, 2005

10.38

Quota Share Reinsurance Agreement, effective January 1, 2005, by and among Tower Insurance Company of New York, Hannover Reinsurance (Ireland) Ltd., E+S Reinsurance (Ireland) Ltd. and Tokio Millennium Re Ltd.), incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 22, 2005

10.39

General Agency Agreement, effective January 1, 2005, by and among State National Insurance Company Inc., Tower Insurance Company of New York and Tower Risk Management Corp.), incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on March 22, 2005

10.40

Amended and Restated Declaration of Trust, dated December 15, 2004, by and among Wilmington Trust Company, as Institutional Trustee; Wilmington Trust Company, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on December 20, 2004

10.41

Indenture between Tower Group, Inc. and Wilmington Trust Company, as Trustee, dated December 15, 2004, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 20, 2004

10.42

Guarantee Agreement dated December 15, 2004, by and between Tower Group, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 20, 2004

10.43

Amended and Restated Declaration of Trust, dated December 21, 2004, by and among JPMorgan Chase Bank, National Association, as Institutional Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on December 23, 2004

10.44

Indenture between Tower Group, Inc. and JPMorgan Chase Bank, National Association, as Trustee, dated December 21, 2004, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 23, 2004

10.45

Guarantee Agreement dated December 21, 2004, by and between Tower Group, Inc. and JPMorgan Change Bank, National Association, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 23, 2004

10.46

Stock Purchase Agreement by and among Tower Group, Inc. Lawrenceville Holding, Inc. and MIIX Insurance Company in rehabilitation dated as of August 1, 2005, incorporated by reference to Exhibit 10.01 to the Company’s current report on Form 8-K filed on August 8, 2005

21.1	Subsidiaries of the registrant
23.1	Consent of Johnson Lambert & Co.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael H. Lee
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Francis M. Colalucci
32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002