Form 10-Q
period 2006-03-31
Tower Group, Inc.
filed 2006-05-05
CIK 1289592

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PERSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 2006


[ ] TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________________ to ______________


Commission file no. 000-50990

                                Tower Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   13-3894120
----------------------------------------     -----------------------------------
     (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                   Identification No.)


      120 Broadway, 14th Floor
            New York, NY                                    10271
----------------------------------------     -----------------------------------
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).  Yes [ ]      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,892,855 shares of common stock, par value $0.01 per share, as of May 1, 2006.

                                      INDEX



                                                                            PAGE

PART I   FINANCIAL INFORMATION

Item 1.  Financial statements

         Consolidated Balance Sheets - March 31, 2006 (unaudited) and
          December 31, 2005                                                    1

         Consolidated Statements of Income and Comprehensive Net Income
              -  Three months ended March 31, 2006 and 2005 (unaudited)        2

         Consolidated Statements of Cash Flows
              -  Three months ended March 31, 2006 and 2005 (unaudited)        3

         Notes to Consolidated Financial Statements (unaudited)                4

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           19

Item 4.  Controls and Procedures                                              20



PART II  OTHER INFORMATION

Item 6.  Exhibits                                                             20



SIGNATURES                                                                    21

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                                Tower Group, Inc.
                           Consolidated Balance Sheets


                                                   (Unaudited)
                                                     March 31,     December 31,
                                                       2006           2005
                                                  --------------  --------------
                                                   ($ in thousands, except par
                                                     value and share amounts)
Assets
Fixed-maturity securities, available-for-sale, at
 fair value (amortized cost $356,440 in 2006 and
 $331,123 in 2005)                                $     348,536   $     326,681
Equity securities, available-for-sale, at fair
 value (cost $6,681 in 2006 and $6,681 in 2005)           6,284           5,934
Equity securities, at cost                               24,802          24,558
Common trust securities - statutory business
 trusts, equity method                                    2,045           1,426
                                                  --------------  --------------
    Total investments                                   381,667         358,599
Cash and cash equivalents                                71,720          38,760
Investment income receivable                              3,564           3,337
Agents' balances receivable                              41,659          46,004
Assumed premiums receivable                               3,486           1,076
Ceding commission receivable                              8,727           8,727
Reinsurance recoverable                                 106,325         104,811
Receivable - claims paid by agency                        2,252           2,309
Prepaid reinsurance premiums                             28,375          43,319
Deferred acquisition costs net of deferred ceding
 commission revenue                                      38,790          29,192
State income taxes recoverable                              297             365
Deferred income taxes                                     2,480           3,204
Intangible assets                                         5,732           5,835
Fixed assets, net of accumulated depreciation             8,398           7,920
Other assets                                              6,076           3,999
                                                  --------------  --------------
    Total Assets                                  $     709,548   $     657,457
                                                  ==============  ==============
Liabilities
Loss and loss adjustment expenses                 $     219,927   $     198,724
Unearned premium                                        168,456         157,779
Reinsurance balances payable                              9,452          19,200
Payable to issuing carriers                               6,029           5,252
Funds held as agent                                       8,195           8,191
Funds held under reinsurance agreements                  62,157          59,042
Accounts payable and accrued expenses                    12,243          13,694
Payable for securities                                    1,939               -
Other liabilities                                         2,867           2,867
Federal income taxes payable                              1,312             460
Subordinated debentures                                  68,045          47,426
                                                  --------------  --------------
    Total Liabilities                                   560,622         512,635
                                                  --------------  --------------
Stockholders' Equity
Common stock ($0.01 par value per share;
 40,000,000 shares authorized; 19,907,498 and
 19,872,672 shares issued in 2006 and 2005)                 199             199
Paid-in-capital                                         111,326         111,066
Accumulated other comprehensive net income               (5,525)         (3,352)
Retained earnings                                        43,036          37,019
Treasury stock (17,881 shares in 2006 and in 2005)         (110)           (110)
                                                  --------------  --------------
    Total Stockholders' Equity                          148,926         144,822
                                                  --------------  --------------
    Total Liabilities and Stockholders' Equity    $     709,548   $     657,457
                                                  ==============  ==============

         See accompanying notes to the consolidated financial statements

                                Tower Group, Inc.
                      Consolidated Statements of Income and
                            Comprehensive Net Income
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                       2006            2005
                                                  --------------  --------------
                                                   ($ in thousands, except par
                                                     value and share amounts)
Revenues
   Net premiums earned                            $      57,256   $      30,018
   Ceding commission revenue                              7,302           5,846
   Insurance services revenue                             1,829           3,781
   Net investment income                                  4,660           2,615
   Net realized (losses) gains on investments              (145)            209
   Policy billing fees                                      270             201
                                                  --------------  --------------
     Total revenues                                      71,172          42,670
                                                  --------------  --------------
Expenses
   Loss and loss adjustment expenses                     33,210          18,062
   Direct commission expense                             13,080           8,792
   Other operating expenses                              13,384           8,917
   Interest expense                                       1,350           1,165
                                                  --------------  --------------
     Total expenses                                      61,024          36,936
                                                  --------------  --------------
   Income before income taxes                            10,148           5,734
   Income tax expense                                     3,638           2,017
                                                  --------------  --------------
     Net income                                   $       6,510   $       3,717
                                                  ==============  ==============

Comprehensive Net Income
   Net income                                     $       6,510   $       3,717
   Other comprehensive income (loss):
     Gross unrealized investment holding losses
      arising during period                              (3,399)         (4,486)
     Less: reclassification adjustment for losses
      (gains) included in net income                        145            (209)
                                                  --------------  --------------
                                                         (3,254)         (4,695)
     Income tax benefit related to items
      of other comprehensive income                       1,081           1,644
                                                  --------------  --------------
     Total other comprehensive net loss                  (2,173)         (3,051)
                                                  --------------  --------------
        Comprehensive Net Income                  $       4,337   $         666
                                                  ==============  ==============

Earnings Per Share
   Basic earnings per common share                $        0.33   $        0.19
                                                  ==============  ==============
   Diluted earnings per common share              $        0.32   $        0.19
                                                  ==============  ==============

Weighted Average Common Shares Outstanding:
     Basic                                           19,684,902      19,521,111
     Diluted                                         20,212,344      20,076,884

         See accompanying notes to the consolidated financial statements

                                Tower Group, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                       2006            2005
                                                  --------------  --------------
                                                         ($ in thousands)
Cash flows from operating activities:
  Net income                                      $       6,510   $       3,717
  Adjustments to reconcile net income to net
   cash provided by (used in) operations:
    Losses (gains) on sale of investments                   145            (209)
    Depreciation                                            925             563
    Amortization of intangible assets                       103             111
    Amortization of bond premium or discount                281             288
    Amortization of debt issuance costs                      10               9
    Amortization of restricted stock                        152             172
    Deferred income taxes                                 1,805            (424)
(Increase) decrease in assets:
    Investment income receivable                           (227)           (474)
    Agents' balances receivable                           4,345            (653)
    Assumed premiums receivable                          (2,410)             53
    Ceding commissions receivable                             -            (398)
    Reinsurance recoverable                              (1,456)             90
    Prepaid reinsurance premiums                         14,944          (3,456)
    Deferred acquisition costs, net                      (9,598)         (3,483)
    Intangible assets                                         -          (1,172)
    Other assets                                         (2,204)           (629)
Increase (decrease) in liabilities:
    Loss and loss adjustment expenses                    21,202          11,796
    Unearned premium                                     10,676          18,801
    Checks outstanding                                        -             (32)
    Reinsurance balances payable                         (9,748)          6,132
    Payable to issuing carriers                             778          (3,182)
    Accounts payable and accrued expenses                (1,451)         (1,169)
    Federal and state income taxes payable                  851           2,434
    Funds held under reinsurance agreements               3,118            (593)
                                                  --------------  --------------
Net cash flows provided by operations                    38,751          28,292
                                                  --------------  --------------
Cash flows from investing activities:
Purchase of fixed assets                                 (1,404)           (763)
Purchases of investments:
    Fixed-maturity securities                           (46,879)        (42,627)
    Equity securities - at fair value                         -          (6,568)
    Equity securities - at cost                            (244)        (23,000)
Sale of investments:
    Fixed-maturity securities                            23,121          12,089
    Equity securities - at fair value                         -           1,972
                                                  --------------  --------------
Net cash flows used in investing activities             (25,406)        (58,897)
                                                  --------------  --------------
Cash flows from financing activities:
  Proceeds from issuance of subordinated debenture       20,619               -
  Purchase of common trust securities - statutory
   business trusts                                         (619)              -
  Dividends paid                                           (492)           (488)
  Exercise of stock options                                 107              22
                                                  --------------  --------------
  Net cash flows provided by / (used in) financing
   activities                                            19,615            (466)
                                                  --------------  --------------
  Increase (decrease) in cash and cash equivalents       32,960         (31,071)
  Cash and cash equivalents, beginning of period         38,760          55,201
                                                  --------------  --------------
  Cash and cash equivalents, end of period        $      71,720   $      24,130
                                                  ==============  ==============
Supplemental disclosures of cash flow information:
  Cash paid for income taxes                      $         986   $         201
  Cash paid for interest                          $         938   $         804

         See accompanying notes to the consolidated financial statements

                                Tower Group, Inc.
             Notes to Consolidated Financial Statements (Unaudited)



Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the information and disclosures required by generally accepted accounting principles ("GAAP") in the Unites States of America. These statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2005 and notes thereto included in the Company's Annual Report on Form 10-K filed on March 15, 2006. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. The consolidated financial statements include the accounts of Tower Group, Inc. (the "Company"), its wholly owned subsidiaries (Tower Insurance Company of New York ("TICNY"), Tower National Insurance Company ("TNIC"), Tower Risk Management ("TRM") and other entities required by GAAP. All significant inter-company balances have been eliminated. Business segment results are presented net of all material inter-segment transactions.

Sponsoring a Bermuda Holding Company

     The Company's financial statements as of March 31, 2006 include the consolidation of CastlePoint Holdings, Ltd., ("CastlePoint"), a Bermuda based holding company that the Company sponsored with an initial investment of $15 million on February 6, 2006. On April 4, 2006 CastlePoint was capitalized with $265 million in a private offering. Following the capitalization of CastlePoint, Tower's ownership stands at 8.6%. In addition, Tower has been issued warrants to purchase CastlePoint's common shares that would have resulted in an additional 3.7% of ownership if they had been exercised on April 4, 2006. The warrants are exercisable at any time up to the tenth anniversary of the warrant issuance. The effective date of the warrants was April 6, 2006. Shares that may be acquired through the exercise of the warrants may not be sold prior to April 6, 2009 (see also Subsequent Events Note for further details regarding this investment). Tower consolidated approximately $500,000 of non-recurring start up costs related to our sponsorship of CastlePoint which was a wholly owned subsidiary during the first quarter of 2006.


Investments

     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which requires that fixed-maturity and equity securities that have readily determined fair values be segregated into categories based upon the Company's intention for those securities. In accordance with SFAS 115, the Company has classified its fixed-maturity and equity securities as available-for-sale. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors.

     Fixed-maturity securities and equity securities are reported at their estimated fair values based on quoted market prices or a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of comprehensive income in stockholders' equity. Realized gains and losses are determined on the specific identification method.

     Included in equity securities at cost as of March 31, 2006 are common shares of a closed-end management investment company investing predominately in asset-backed securities and mortgage-backed securities with a cost of $19,802,000. This investment is carried at cost on the balance sheet because there is no publicly traded price quote available. Also included in equity securities at cost is an investment in a Real Estate Investment Trust ("REIT") with a cost of $5,000,000 and an estimated fair value of $5,000,000. The estimated fair value for this security is determined based on recent trades and an expected second quarter 2006 IPO price for this security. This single REIT investment has not been registered under the Securities Act of 1933 and no active market exists for this investment.

     On November 3, 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "Other-Than-Temporary Impairment and Its Application to Certain Investments." The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP applies to reporting periods beginning after December 15, 2005.

     Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of March 31, 2006, the Company reviewed its fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments in accordance with the provisions of this FSP. The Company determined that it did not hold any investments that would have been considered other than temporarily impaired.

Subordinated Debentures

     On March 31, 2006, the Company participated in a private placement of $20,000,000 of fixed/floating rate capital securities (the "Trust Preferred Securities") issued by Tower Group Statutory Trust V (the "Trust"), an affiliated Delaware trust formed on March 29, 2006. The Trust Preferred Securities mature in April 2036, are redeemable at the Company's option at par beginning April 7, 2011, and require quarterly distributions of interest by the Trust to the holder of the Trust Preferred Securities. Distributions are initially at a fixed rate of 8.5625% for the first five years and will then reset quarterly for changes in the three-month London Interbank Offered Rate ("LIBOR") rate plus 330 basis points. The Trust simultaneously issued 619 of the Trust's common securities to the Company for a purchase price of $619,000, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the Trust Preferred Securities to purchase for $20,000,000 a Junior Subordinated Debt Security due 2036 in the principal amount of $20,000,000 issued by the Company. The Company does not consolidate interest in its statutory business trusts for which the Company holds 100% of the common trust securities because the Company is not the primary beneficiary of the trusts. The Company's investment in common trust securities of the statutory business trust are reported in investments as equity securities. The Company reports as a liability the outstanding subordinated debentures owed to the statutory business trusts. The net proceeds to the Company from the sale of the debenture to the Trust will be used by the Company to acquire and capitalize a shell insurance company with multi-state licensing and for working capital purposes.

Dividends Declared

     Dividends declared by the Company on common stock for the three months ended March 31, 2006 were $492,000 or $0.025 per share. Dividends declared by the Company on common stock for the three months ended March 31, 2005 were $488,000 or $0.025 per share.

Earnings Per Share

     The following table shows the computation of the Company's earnings per share:

                                          Income            Shares          Per Share
                                        (Numerator)      (Denominator)        Amount
                                       -------------   -----------------   -------------
                                      ($ in thousands, except shares and per share amounts)
   Three Months Ended
   March 31, 2006
   Net Income                          $      6,510
                                       -------------   -----------------
   Basic earnings per share                   6,510          19,684,902    $       0.33
                                       -------------   -----------------   =============
   Effect of dilutive securities:
       Stock options                              -             328,911
       Unvested restricted stock                  -             171,573
       Warrants                                   -              26,958
                                       -------------   -----------------
   Diluted earnings per share          $      6,510          20,212,344    $       0.32
                                       =============   =================   =============


   Three Months Ended
   March 31, 2005
   Net Income                          $      3,717
                                       -------------   -----------------
   Basic earnings per share                   3,717          19,521,111    $       0.19
                                       -------------   -----------------   =============
   Effect of dilutive securities:
       Stock options                              -             284,873
       Unvested restricted stock                                216,673
       Warrants                                   -              54,227
                                       -------------   -----------------
   Diluted earnings per share          $      3,717          20,076,884    $       0.19
                                       =============   =================   =============


Employee Stock Option Plan

     In December 2004, the Financial Accounting Standards Board issued the revised statement SFAS No. 123-R, an amendment to SFAS No. 123, which suspends APB 25 and requires that the cost of share-based payment transactions be recognized in the financial statements after the fiscal quarter beginning after June 15, 2005. The intended adoption by the Company of SFAS 123-R was postponed to January 2006 per the Securities and Exchange Commission's rule amendment promulgated April 14, 2005, that allows calendar year-end companies to elect implementing SFAS No. 123-R at the beginning of their next fiscal year after June 15, 2005. The Company has elected the modified prospective application method and is expensing all unvested stock options outstanding as of January 1, 2006. The compensation expense is recognized over the requisite service period that still has not been rendered and is based upon the original grant date fair value of the award as calculated for recognition of the pro forma disclosure under SFAS 123. For the three months ended March 31, 2006 the compensation expense recorded related to stock options was $21,000 net of tax and has been included in reported net income for the first quarter of 2006.

      The remaining total compensation cost related to non vested stock option and restricted stock awards not yet recognized in the income statement was $2,273,000 of which $303,000 was for stock options and $1,970,000 was for restricted stock as of March 31, 2006. The weighted average period over which this compensation cost is expected to be recognized is 3.05 years.

     Per the requirements of SFAS 123 R the balance of unearned compensation - restricted stock in stockholders' equity has been reclassified to paid-in-capital as of March 31, 2006 and as of December 31, 2005.

     During the first quarter of 2006, the Company issued 6,318 new common shares as the result of employee stock option exercises and issued 28,508 new common shares as the result of restricted stock grants to executive officers and its independent directors.

     The Company incurred restricted stock amortization expense of $99,000 net of tax for the three months ended March 31, 2006 which has been included in reported net income for the first quarter of 2006.

Changes In Estimates

     TICNY has recorded favorable development in its net losses from prior accident years of $525,000 in the first quarter of 2006 compared to $20,000 of adverse development in the first quarter of 2005. TICNY's changes in estimated sliding scale commission revenue resulted in $393,000 of commission revenue in the first quarter of 2006 compared to $50,000 of commission revenue in the first quarter of 2005. TRM's changes in estimated sliding scale commission was a reduction in ceding commission revenue for prior years of $348,000 in the first quarter of 2006 compared to an increase of $491,000 in commission revenue in the first quarter of 2005.

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

     Business Segments results are as follows:

                                                        Three Months Ended
                                                             March 31,
                                                       2006            2005
                                                  --------------  --------------
                                                         ($ in thousands)

       Insurance Segment Information
       Revenues
       Net premiums earned                        $      56,589   $      29,633
       Ceding commission revenue                          7,302           5,846
       Policy billing fees                                  267             196
                                                  --------------  --------------
           Total revenues                                64,158          35,675
                                                  --------------  --------------

       Expenses
       Net loss and loss adjustment expenses             32,833          17,780
       Underwriting expenses                             23,399          14,494
                                                  --------------  --------------
           Total expenses                                56,232          32,274
                                                  --------------  --------------
       Underwriting profit                        $       7,926   $       3,401
                                                  ==============  ==============


       Reinsurance Segment
       Revenues
       Net premiums earned                        $         667   $         385
                                                  --------------  --------------
           Total revenues                                   667             385
                                                  --------------  --------------

       Expenses
       Net loss and loss adjustment expenses                377             282
       Underwriting expenses                                253              47
                                                  --------------  --------------
           Total expenses                                   630             329
                                                  --------------  --------------
       Underwriting Profit                        $          37   $          56
                                                  ==============  ==============

       Insurance Services Segment
       Revenues
       Direct commission revenue from managing
        general agency                            $         806   $       2,525
       Claims administration revenue                        962           1,053
       Reinsurance intermediary fees                         61             203
       Policy billing fees                                    3               5
                                                  --------------  --------------
           Total revenues                                 1,832           3,786
                                                  --------------  --------------

       Expenses
       Direct commission expense paid to producers          603           1,211
       Other insurance services expenses                    237             485
       Claims expense reimbursement to TICNY                958           1,050
                                                  --------------  --------------
           Total expenses                                 1,798           2,746
                                                  --------------  --------------
       Insurance Services Pre-tax Income          $          34   $       1,040
                                                  ==============  ==============

     The Company entered into a multi-year quota share reinsurance agreement with CastlePoint Reinsurance, a wholly owned subsidiary of CastlePoint Holdings, Ltd. on April 6, 2006. See Subsequent Events Note for further details regarding the multi-year reinsurance agreement with CastlePoint Reinsurance. The Company retained all of the risk for the first three months of 2006 that would have been ceded to quota share reinsurers. In 2005, the Company ceded 25% of its net premiums written to reinsurers in accordance with its quota share treaty.

     Underwriting expenses in the insurance segment are net of expense reimbursements that are made by the insurance services segment pursuant to an expense sharing agreement between TRM, TNIC and TICNY. In accordance with terms of this agreement, TRM reimburses TICNY for a portion of TICNY's underwriting and other expenses resulting from TRM's use of TICNY's personnel, facilities and equipment in underwriting insurance on behalf of TRM's issuing companies. The reimbursement for underwriting and other expenses is calculated as a minimum reimbursement of 5% of the premiums produced by TRM and is adjustable according to the terms of the agreement based on the number of policies in force and additional expenses that may be incurred by TRM. The amount of this reimbursement was $237,000 and $485,000 for the three months ended March 31, 2006 and March 31, 2005, respectively. TRM also reimburses TICNY, at cost, for claims administration expenses pursuant to the terms of this expense sharing agreement. Claims expenses reimbursed by TRM were $958,000 and $1,050,000 for the three months ended March 31, 2006 and March 31, 2005, respectively.

     The following table reconciles revenue by segment to consolidated revenue:

                                                        Three Months Ended
                                                             March 31,
                                                       2006            2005
                                                  --------------  --------------
                                                         ($ in thousands)
       Reconciliation
       Revenues
       Insurance segment                          $      64,158   $      35,675
       Reinsurance segment                                  667             385
       Insurance services segment                         1,832           3,786
                                                  --------------  --------------
       Total segment revenue                             66,657          39,846
       Investment income                                  4,660           2,615
       Realized capital (losses) gains                     (145)            209
                                                  --------------  --------------
       Consolidated revenues                      $      71,172   $      42,670
                                                  ==============  ==============

     The following table reconciles the results of the Company's individual segments to consolidated income before taxes:

                                                        Three Months Ended
                                                             March 31,
                                                       2006            2005
                                                  --------------  --------------
                                                         ($ in thousands)

       Insurance segment underwriting profit      $       7,926   $       3,401
       Reinsurance segment underwriting profit               37              56
                                                  --------------  --------------
       Total underwriting profit                          7,963           3,457
       Insurance services segment pre-tax                    34           1,040
       income
       Net investment income                              4,660           2,615
       Net realized investment (losses) gains              (145)            209
       Corporate expenses                                (1,014)           (422)
       Interest expense                                  (1,350)         (1,165)
                                                  --------------  --------------
       Income before income taxes                 $      10,148   $       5,734
                                                  ==============  ==============


Subsequent Events

     During the three months ended March 31, 2006, the Company was organizing and preparing to sponsor a Bermuda based holding company and its reinsurance subsidiary, CastlePoint Holdings, Ltd. and CastlePoint Reinsurance, respectively. TICNY was also in discussion with CastlePoint Reinsurance (in formation) with respect to a multi-year quota share reinsurance agreement. Accordingly, Tower did not place quota share reinsurance for policies that began in 2006 during the first quarter in expectation that CastlePoint Reinsurance, post formation, would agree to enter into the multi-year quota share reinsurance agreement. Therefore, the consolidated results of operations and the insurance segment underwriting results for the first quarter of 2006 reflect net underwriting results without quota share reinsurance with respect to policies that began in 2006. TICNY and TNIC entered into a multi-year quota share reinsurance agreement with CastlePoint Reinsurance on April 6, 2006.

     In April 2006, the Company received approval from the New York State Insurance Department of the Company's proposed acquisition of MIIX Insurance Company of New York ("MIIX"), an insurance company with licenses in New York and New Jersey. The closing of the transaction is expected to occur during the second quarter of 2006. The Company will pay $225,000 in cash at closing as well as an amount equal to MIIX's adjusted statutory surplus as of the second business day immediately preceding the closing date. MIIX's assets consist of U.S. Treasuries and cash.

     On April 11, 2006, PXRE Reinsurance Company requested the withdrawal of its financial strength and issuer credit rating by A.M. Best. As of March 31, 2006 the Company had unsecured reinsurance recoverables and ceding commissions receivable totaling $32,100,000 owed by PXRE Reinsurance Company. The Company believes that the unsecured reinsurance recoverables and ceding commissions receivable from PXRE, none of which are past due, are fully collectible. The Company is exploring options to novate the reinsurance recoverables to another reinsurer or to commute the reinsurance recoverables. No assurances can be made as to the outcome of either option.

     On April 27, 2006, the Company's Board of Directors approved a quarterly dividend of $0.025 per share payable June 27, 2006 to stockholders of record as of June 15, 2006.


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

Consolidated Results of Operations

                                                        Three Months Ended
                                                             March 31,
                                                       2006            2005
                                                  --------------  --------------
                                                         ($ in thousands)
       Revenues
       Earned premiums
       Gross premiums earned                      $      76,616   $      45,868
       Less: ceded premiums earned                      (19,360)        (15,850)
                                                  --------------  --------------
       Net premiums earned                               57,256          30,018
                                                  --------------  --------------
       Total commission and fee income                    9,401           9,828
       Net investment income                              4,660           2,615
       Net realized investment gains                       (145)            209
                                                  --------------  --------------
       Total revenues                                    71,172          42,670
                                                  --------------  --------------

       Expenses
       Net loss and loss adjustment expenses             33,210          18,062
       Operating expenses                                26,464          17,709
       Interest expenses                                  1,350           1,165
                                                  --------------  --------------
       Total expenses                                    61,024          36,936
                                                  --------------  --------------
       Income before taxes                               10,148           5,734
       Federal and state income taxes                     3,638           2,017
                                                  --------------  --------------
       Net Income                                 $       6,510   $       3,717
                                                  ==============  ==============

       Key Measures
       Return on average equity                            17.7%           11.5%


Consolidated Results of Operations Three Months Ended March 31, 2006 and 2005

     During the three months ended March 31, 2006, the Company was organizing and preparing to sponsor a Bermuda based holding company and its reinsurance subsidiary, CastlePoint Holdings, Ltd. and CastlePoint Reinsurance, respectively. TICNY was also in discussion with CastlePoint Reinsurance (in formation) with respect to a multi-year quota share reinsurance agreement. Accordingly, Tower did not place quota share reinsurance for policies that began in 2006 during the first quarter in expectation that CastlePoint Reinsurance, post formation, would agree to enter into the multi-year quota share reinsurance agreement. Therefore, the consolidated results of operations and the insurance segment underwriting results for the first quarter of 2006 reflect net underwriting results without quota share reinsurance with respect to policies that began in 2006. TICNY and TNIC entered into a multi-year quota share reinsurance agreement with CastlePoint Reinsurance on April 6, 2006.

     Total revenues. Total revenues increased by 66.8 % to $71.2 million for the three months ended March 31, 2006 compared to $42.7 million for the same period in 2005. The increase is primarily due to the increase in net premiums earned and net investment income. Net premiums earned represented 80.4% of total revenues for the three months ended March 31, 2006 compared to 70.3% for the same period in 2005. Net investment income, excluding realized capital losses or gains, represented 6.5% and 6.1% of total revenues for the three months ended March 31, 2006 and March 31, 2005, respectively. These increases were partially offset by lower total commission and fee income for the three months ended March 31, 2006 of $9.4 million, or 13.2% of total revenue, compared to $9.8 million, or 23.0% of total revenue, for the same period in 2005. During the three months ended March 2006 there were net realized capital losses of $145,000 from the sale of automotive credit bonds and other securities as compared to net realized capital gains of $209,000 for the same period of 2005.

     Premiums earned. Net premiums earned increased by 90.7% to $57.3 million for the three months ended March 31, 2006 compared to $30.0 million for the same period in 2005. The increase in net premiums earned was due to the overall increase in gross premiums written through March 31, 2006 and our decision not to enter into a quota share reinsurance agreement for the three months ended March 31, 2006 compared to a 25% quota share agreement for the same period of 2005. During the first quarter of 2006, we were in discussion with CastlePoint Reinsurance while it was in formation to enter into a multi-year quota share reinsurance agreement. CastlePoint Reinsurance was capitalized and formed on April 4, 2006 and the quota share reinsurance agreement was executed post formation on April 6, 2006. During the three months ended March 31, 2006, we retained all of the risk for policies written in 2006 that would have been ceded to quota share reinsurers.

     Commission and fee income. Total commission and fee income decreased by 4.3% to $9.4 million in the first quarter of 2006 compared to $9.8 million in the first quarter of 2005. This was due to lower direct commission revenue in the insurance services segment resulting primarily from a reduction in premiums produced which was offset by an increase in ceding commission revenue earned in the insurance segment.

     Net investment income and realized losses or gains. Net investment income increased by 78.2% to $4.7 million for the three months ended March 31, 2006 compared to $2.6 million for the same period in 2005. This resulted from an increase in invested assets to $379.6 million as of March 31, 2006 compared to $281.6 million as of March 31, 2005, excluding our investments in statutory business trusts underlying our trust preferred securities. Net cash flows provided by operations of $38.8 million contributed to the increase in invested assets during the three months ended March 31, 2006. On a tax equivalent basis, the yield was 5.4% as of March 31, 2006 compared to 5.1% as of March 31, 2005.

     Net realized capital losses were $145,000 in the three months ended March 31, 2006 from the sale of automotive credit bonds and other securities compared to net realized capital gains of $209,000 for the same period in 2005

     There was no impact on net realized losses or gains attributable to adjustments for other than temporary impairment of securities held during the three months ending March 31, 2006 and during the same period in 2005.

     Losses and loss adjustment expenses. Gross loss and loss adjustment expenses and the gross loss ratio for both the insurance and reinsurance segments combined for the three months ended March 31, 2006 were $43.3 million and 56.5%, respectively, compared to $26.1 million and 56.9%, respectively, in the same period in 2005. The net loss ratio for the combined segments was 58.0% in the three months ended March 31, 2006 and 60.2% in the same period in 2005. The improvement in the net loss ratio in the first quarter of 2006 compared to the same period in 2005 was due primarily to an increase in net premiums earned that reduced the effect of catastrophe reinsurance premiums on the net loss ratio and favorable development on prior accident years reserves.

     Operating expenses. Operating expenses increased by 49.4% to $26.5 million for the three months ended March 31, 2006 from $17.7 million for the same period in 2005. The increase was due primarily to an increase in underwriting expenses resulting from the growth in premiums earned in addition non-recurring organizational and start up costs of approximately $500,000 related to our sponsorship of CastlePoint which was a wholly owned subsidiary during the first quarter of 2006.

     Interest expense. Interest expense increased for the three months ended March 31, 2006 to $1.4 million compared to $1.2 million for the same period in 2005 resulting from an increase in interest expense of $113,000 on subordinated debentures underlying our trust preferred securities and $72,000 from crediting reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables.

     Income tax expense. Income tax expense was $3.6 million for the three months ended March 31, 2006 compared to $2.0 million for the same period in 2005. The increase was due primarily to the increase in income before income taxes. The effective income tax rate was 35.8% for the three months ending March 31, 2006 compared to 35.2% for the same period in 2005. The effective tax rate in 2006 was higher due to non-recurring organizational and start up costs relating to our sponsoring CastlePoint that are not deductible for tax purposes. The effective tax rate of the first three months of 2006 would have been 34.3% excluding the effects of the non-recurring expenses.

     Net income and return on average equity. Net income and annualized return on average equity was $6.5 million and 17.7%, respectively, for the three months ended March 31, 2006 compared to $3.7 million and 11.5%, respectively, for the same period in 2005. For the first quarter of 2006, the return was calculated by dividing annualized net income of $26.0 million by an average stockholders' equity of $146.9 million. For the first quarter of 2005, the return was calculated by dividing annualized net income of $14.9 million by an average stockholders' equity of $129.6 million. Excluding the effect of the above mentioned organizational and start up expenses our net income and return on average equity would have been $ 7.0 million and 19.0%, respectively, in the first quarter of 2006.

Insurance Segment Results of Operations

                                                        Three Months Ended
                                                             March 31,
                                                       2006            2005
                                                  --------------  --------------
                                                         ($ in thousands)
       Revenues
       Premiums Earned
            Gross premiums earned                 $      75,922   $      45,449
            Less: ceded premiums earned                 (19,333)        (15,816)
                                                  --------------  --------------
            Net premiums earned                          56,589          29,633
       Ceding commission revenue                          7,302           5,846
       Policy billing fees                                  267             196
                                                  --------------  --------------
       Total                                             64,158          35,675


       Expenses
       Loss and loss adjustment expenses
            Gross loss and loss adjustment
             expenses                                    42,916          26,291
            Less: ceded loss and loss adjustment
             expenses                                   (10,083)         (8,511)
                                                  --------------  --------------
            Net loss and loss adjustment expenses        32,833          17,780
       Underwriting expenses
            Direct commission expense                    12,325           7,573
            Other underwriting expenses                  11,074           6,921
                                                  --------------  --------------
       Total underwriting expenses                       23,399          14,494
                                                  --------------  --------------
       Underwriting Profit                        $       7,926   $       3,401
                                                  ==============  ==============

       Key Measures
       Premiums written
            Gross premiums written                $      83,431   $      64,302
            Less: ceded premiums written                 (4,495)        (19,274)
                                                  --------------  --------------
            Net premiums written                  $      78,936   $      45,028
                                                  ==============  ==============
       Loss Ratios
       Gross                                               56.5%           57.8%
       Net                                                 58.0%           60.0%
       Accident Year Loss Ratios
       Gross                                               57.6%           57.9%
       Net                                                 58.9%           60.0%
       Underwriting Expense Ratios
       Gross                                               30.5%           31.5%
       Net                                                 28.0%           28.5%
       Combined Ratios
       Direct                                              87.0%           89.3%
       Net                                                 86.0%           88.5%


Insurance Segment Results of Operations Three Months Ended March 31, 2006 and
2005

     Gross premiums. Gross premiums written increased by 29.7% to $83.4 million for the three months ended March 31, 2006 compared to $64.3 million for the same period in 2005. Gross premiums earned increased by 67.0% to $75.9 million for the three months ended March 31, 2006 compared to $45.4 million for the same period in 2005. Policies in force increased 25.2% for the three months ended March 31, 2006 compared to the same period in 2005. Additionally, during the first quarter of 2006, premium increases on renewed business averaged 7.5% in personal lines and 5.3% in commercial lines. The retention rate was 91% for personal lines and 86% for commercial lines. New business written during the first quarter of 2006 through former OneBeacon producers that we appointed in connection with the renewal rights transaction amounted to $5.4 million compared to $4.9 million in the same period of 2005.

     Ceded premiums. Ceded premiums written decreased by 76.7% to $4.5 million for the three months ended March 31, 2006 compared to $19.3 million for the same period in 2005. The lower ceded premiums written was the result of our decision to not enter into a quota share reinsurance agreement for the three months ended March 31, 2006 whereas a 25% quota share agreement was in effect for the same period of 2005. During the first quarter of 2006, we were in discussions with CastlePoint Reinsurance while it was in formation to enter into a multi-year quota share reinsurance agreement that was executed post formation on April 6, 2006. During the three months ended March 31, 2006 we retained all of the risk for 2006 that would have been ceded to quota share reinsurers. In the first quarter of 2005 our quota share ceding percentage was 25%.

     Net premiums. Net premiums written increased by 75.3% to $78.9 million for the three months ended March 31, 2006 compared to $45.0 million for the same period in 2005. This increase was greater than the increase in gross premiums written due to our decision to not enter into a quota share reinsurance agreement until CastlePoint Reinsurance was capitalized and formed on April 4, 2006. Net premiums earned increased by 91.0% to $56.6 million in the three months ended March 31, 2006 compared to $29.6 million in the same period in 2005. This increase resulted primarily from the increase in gross premiums written in 2005 that were earned in the first quarter of 2006 and the absence of ceded premiums under quota share agreements for policies that began in 2006.

     Ceding commission revenue . Ceding commission revenue increased by 24.9% to $7.3 million for the three months ended March 31, 2006 compared to $5.8 million for the same period in 2005 due to the increase in ceded written premiums in 2005 that were earned in 2006. Ceded premiums earned increased 22% in the first quarter of 2006 as compared to the first quarter of 2005. Additionally, ceding commission revenue included $393,000 in the first quarter of 2006 as a result of an improvement in the ceded loss ratios on prior years' quota share treaties.

     Loss and loss adjustment expenses and loss ratio. Gross and net losses and loss adjustment expenses were $42.9 million and $32.8 million, respectively for the three months ended March 31, 2006 compared with $26.3 million and $17.8 million, respectively, for the same period in 2005. Our gross and net loss ratios were 56.5% and 58.0%, respectively for the three months ended March 31, 2006 as compared with 57.8% and 60.0% for the same period in 2005. The decrease in the net loss ratio in the first quarter of 2006 compared to the same period in 2005 was due to a decrease in the gross loss ratio. In addition, the increase in net premiums earned reduced the proportional effect of catastrophe reinsurance premiums on the net loss ratio. We ceded catastrophe reinsurance premiums equal to 2.0% of net premiums earned during the three months ended March 31, 2006 compared to 3.1% during the same period of 2005. There was favorable development of $502,000 from prior years' reserves in the first quarter of 2006 compared to $20,000 of adverse development in the same period of 2005. Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing agreement between TICNY, TNIC and TRM. See "--- Insurance Services Segment Results of Operations" for the amounts of claims reimbursements.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $23.4 million for the three months ended March 31, 2006 as compared with $14.5 million for the same period in 2005. Our gross expense ratio was 30.5% for the three months ended March 31, 2006 as compared with 31.5% for the same period in 2005.

     The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 16.2% for the three months ended March 31, 2006, as compared with 16.7% for the same period in 2005. The lower ratio was attributable to an increase in the number of larger policies that carry a lower commission rate.

     The underwriting expense portion of the gross expense ratio was 14.2% for the three months ended March 31, 2006 as compared to 14.8% for the same period in 2005. Although underwriting expenses increased due to the growth in premium volume, the gross expense ratio declined as gross premiums earned increased at a higher percentage than underwriting expenses.

     The net underwriting expense ratio was 28.0% for the three months ended March 31, 2006 as compared to 28.5% for the same period in 2005. This was due to the lower gross expense ratio and the increased effects of ceding commission revenue on lowering the gross expense ratio.

     Underwriting profit and combined ratio. The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $7.9 million in the first quarter of 2006 and $3.4 million in the same period in 2005. The gross combined ratio was 87.0% for the three months ended March 31, 2006 as compared with 89.3% for the same period in 2005. The decrease in the gross combined ratio in the first quarter of 2006 resulted from a decrease in both the gross loss ratio and the gross underwriting expense ratio. The net combined ratio was 86.0% for the three months ended March 31, 2006 as compared to 88.5% for the same period in 2005. The decrease in the net combined ratio resulted from a decrease in both the net loss ratio and the net underwriting expense ratio.

Reinsurance Segment Results of Operations

                                                        Three Months Ended
                                                             March 31,
                                                       2006            2005
                                                  --------------  --------------
                                                         ($ in thousands)
       Revenues
       Premiums earned
            Gross premiums earned                 $         694   $         419
            Less: ceded premiums earned                     (27)            (34)
                                                  --------------  --------------
            Net premiums earned                             667             385
                                                  --------------  --------------
       Total                                                667             385


       Expenses
       Loss and loss adjustment expenses
            Gross loss and loss adjustment
             expenses                                       396            (214)
            Less: ceded loss and loss adjustment
             expenses                                       (19)            496
                                                  --------------  --------------
            Net loss and loss adjustment expenses           377             282
       Underwriting expenses
            Direct commission expense                       152               8
            Other underwriting expenses                     101              39
                                                  --------------  --------------
       Total underwriting expenses                          253              47
                                                  --------------  --------------
       Underwriting Profit                        $          37   $          56
                                                  ==============  ==============

       Key Measures
       Premiums written
            Gross premiums written                $       3,942   $         366
            Less: ceded premiums written                      -             (33)
                                                  --------------  --------------
            Net premiums written                  $       3,942   $         333
                                                  ==============  ==============

       Loss Ratios
       Gross                                               57.1%          -51.1%
       Net                                                 56.5%           73.2%
       Accident Year Loss Ratios
       Gross                                               59.9%           59.9%
       Net                                                 60.0%           65.2%
       Underwriting Expense Ratios
       Gross                                               36.5%           11.3%
       Net                                                 38.0%           12.3%
       Combined Ratios
       Direct                                              93.5%          -39.8%
       Net                                                 94.5%           85.6%


Reinsurance Segment Results of Operations Three Months Ended March 31, 2006 and 2005

     Gross premiums. Gross premiums written increased to $3.9 million for the three months ended March 31, 2006 as compared to $366,000 for the same period in 2005. This increase resulted from our decision to assume substantially all of the premiums placed through the Insurance Services Segment. Gross premiums earned increased to 65.6% to $694,000 from $419,000 in the first quarter of 2005 due to the significant increase in gross premiums written.

     Net premiums. Since we decided to retain substantially all of the gross premiums written, net premiums written increased to $3.9 million for the three months ended March 31, 2006 as compared to $333,000 for the same period in 2005. Net premiums earned increased by 73.2% to $667,000 for the three months ended March 31, 2006 as compared to $385,000 for the same period in 2005 as a result of the 65.6% increase in gross premiums earned.

     Loss and loss adjustment expenses and loss ratio. Gross losses and loss adjustment expenses were $396,000 for the three months ended March 31, 2006 compared to a benefit of $214,000 for the same period in 2005. Net losses and loss adjustment expenses were $377,000 for the three months ended March 31, 2006 compared to $282,000 for the same period in 2005. Our gross and net loss ratios were 57.1% and 56.6%, respectively for the three months ended March 31, 2006 as compared with negative 51.1% and 73.2% for the same period in 2005. The gross loss ratio was a negative 51.1% in the first quarter of 2005 due to favorable development on prior years' reserves.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses for the reinsurance segment are comprised of ceding commission expense paid to TRM's issuing companies and other third-party reinsurers to acquire gross premiums and this segment's allocated share of our other underwriting expenses. Gross underwriting expenses and the gross underwriting expense ratio increased for the three months ended March 31, 2006 to $253,000 and 36.5%, respectively, as compared to $47,000 and 11.3%, respectively, for the same period in 2005 These increases resulted from commissions paid to one of TRM's issuing carriers of approximately 30%. In 2005 this segment assumed premiums on an excess of loss basis which did not incur a commission payment. Additionally, the increase in gross premiums written resulted in an increase in the allocated share of other underwriting expenses to this segment.

     Underwriting profit and combined ratio. The underwriting profit from assumed reinsurance for the first quarter of 2006 was $37,000 compared to $56,000 for the first quarter of 2005. The net combined ratio was 94.5% for the first quarter of 2006 compared to 85.6% for the first quarter of 2005. The higher net combined ratio for the first quarter of 2006 was the result of the increased net underwriting expense ratio as explained above.

     The gross combined ratio increased to 93.5% for the first quarter of 2006 compared to a negative 39.8% for the first quarter of 2005 due to an increase in the gross loss ratio to 57.1% for the first quarter of 2006 compared to a negative 51.1% for the first quarter of 2005 and to an increase in the gross underwriting expense ratio to 36.5% for the first quarter of 2006 compared to 11.3% for the first quarter of 2005.


Insurance Services Segment Results of Operations

                                                        Three Months Ended
                                                             March 31,
                                                       2006            2005
                                                  --------------  --------------
                                                         ($ in thousands)
       Revenues
       Direct commission revenue from managing
        general agency                            $         806   $       2,525
       Claims administration revenue                        962           1,053
       Reinsurance intermediary fees(1)                      61             203
       Policy billing fees                                    3               5
                                                  --------------  --------------
       Total Revenues                                     1,832           3,786
                                                  --------------  --------------


       Expenses
       Direct commissions expense paid to
        producers                                           603           1,211
       Other insurance services expenses(2)                 237             485
       Claims expense reimbursement to TICNY                958           1,050
                                                  --------------  --------------
       Total Expenses                                     1,798           2,746
                                                  --------------  --------------
       Insurance Services Pre-tax Income          $          34   $       1,040
                                                  ==============  ==============
       Premiums produced by TRM on behalf of
        issuing companies                         $       4,028   $       8,444
                                                  ==============  ==============

       (1) The reinsurance intermediary fees include commissions earned for placement of reinsurance on behalf of TICNY.
       (2) Consists of underwriting expenses reimbursed to TICNY pursuant to an expense sharing agreement.


Insurance Services Segment Results of Operations Three Months Ended March 31, 2006 and 2005

     Total revenues. Total revenues for the insurance services segment were $1.8 million for the three months ended March 31, 2006 as compared with $3.8 million for the same period in 2005. The principal components of total revenues for our insurance services segment are direct commission revenue, claims administration revenue and reinsurance intermediary fees. The decrease in total revenues was primarily due to direct commission revenue that decreased by 68.1% to $0.8 million for the first quarter of 2006 compared to $2.5 million for the first quarter of 2005. Claims administration revenue decreased by 8.6% to $1.0 million for the first quarter of 2006 as compared to $1.1 million for the first quarter of 2005.

     Direct commission revenue is dependent upon the premiums and losses on business produced by TRM on behalf of its issuing companies. For the first quarter of 2006 direct commission revenues decreased by 68.1% to $0.8 million compared to $2.5 million for the first quarter of 2005 as a result in the decrease in premiums produced by TRM as more policies were renewed in the Insurance Segment. Premiums produced by TRM decreased by 52.3% to $4.0 million in the first quarter of 2006 as compared to $8.4 million in the first quarter of 2005. In addition there was a reduction in commission revenue of $348,000 in the first quarter of 2006 as a result of unfavorable loss development on the premiums produced in prior years compared to an increase in direct commission revenue which increased by $491,000 in the same period of 2005 from favorable loss development on premiums produced in prior years.

     Direct commission expense. TRM's direct commission expense ratio was 15.0 % for the first quarter of 2006 compared to 14.3% for the first quarter of 2005.

     Other insurance services expenses. The amount of reimbursement for underwriting expenses by TRM to TICNY in the first quarter of 2006 was $0.2 million as compared to $0.5 million in the first quarter of 2005. The decrease resulted from the decrease in premiums produced.

     Claims expense reimbursement. The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY in the first quarter of 2006 was $1.0 million as compared to $1.1 million in the first quarter of 2005 due to a slight decrease in the number of claims handled.

     Pre-tax income. Pre-tax income in the first quarter of 2006 decreased by 96.7% to $34,000 as compared to $1.0. million in the first quarter of 2005. The decrease was due to the decrease in premiums produced and the unfavorable adjustment in direct commission revenue of $348,000 in the first quarter of 2006 as compared to a favorable adjustment in direct commission revenue of $491,000 in 2005.

Liquidity and Capital Resources

     Cash flows. Cash flow needs at the holding company level are primarily for dividends to our stockholders and interest payments on $68.0 million of subordinated debentures.

     For the three months ended March 31, 2006 net cash provided by operating activities in our insurance operations was $38.6 million compared to $28.3 million for the same period in 2005. The increase in net cash provided by operations for the three months ended March 31, 2006 resulted from an increase in collected premiums as a result of the growth in gross premiums written and because no premiums were ceded under quota share reinsurance for the 2006 policy period.

     During the three months ended March 31, 2006, we had $25.4 million of net cash flows used in investing activities that were funded from operating cash flow. The most significant impact from this activity was an increase in the mortgage-backed and corporate bond sectors. The net cash flows provided from financing activity was $19.7 million as of March 31, 2006 and included the net proceeds from the issuance of $20.0 million in subordinated debentures on March 31, 2006.

     The operating subsidiaries' primary sources of cash are net premiums received, commission and fee income, net investment income and proceeds from the sale and redemption of both equity and fixed-maturity investments. Cash is used to pay claims, commissions and operating expenses, to purchase investments and to pay dividends to the holding company. TICNY and TNIC are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. As of March 31, 2006, the maximum amount of distributions that TICNY could pay to its parent without approval of the New York State Insurance Department was $5.1 million. As of March 31, 2006, TNIC may not pay any dividends to its parent without the approval of the Massachusetts Commissioner of Insurance because it does not have any positive unassigned surplus.

Subordinated Debentures

     On March 31, 2006, we participated in a private placement of $20,000,000 of fixed/floating rate capital securities (the "Trust Preferred Securities") issued by Tower Group Statutory Trust V (the "Trust"), an affiliated Delaware trust formed on March 29, 2006. The Trust Preferred Securities mature in April 2036, are redeemable at our option at par beginning April 7, 2011, and require quarterly distributions of interest by the Trust to the holder of the Trust Preferred Securities. Distributions are initially at a fixed rate of 8.5625% for the first five years and will then reset quarterly for changes in the three-month London Interbank Offered Rate ("LIBOR") rate plus 330 basis points.

The Trust simultaneously issued 619 of the Trust's common securities to us for a purchase price of $619,000, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the Trust Preferred Securities to purchase for $20,000,000 a Junior Subordinated Debt Security due 2036 in the principal amount of $20,000,000 issued by us. The net proceeds from the sale of the debenture to the Trust are expected to be used to acquire and capitalize a shell insurance company with multi-state licensing and for working capital purposes.

Investments

     The aggregate fair market value of our invested assets as of March 31, 2006 was $379.6 million, excluding our investment in common trust securities-statutory business trusts. Our fixed maturity securities as of this date had a fair market value of $348.5 million and an amortized cost of $356.4 million. The equity securities carried at fair value were $6.3 million with a cost of $6.7 million as of March 31, 2006. Equity securities carried at cost were $24.8 million as of March 31, 2006.

     Included in equity securities at cost as of March 31, 2006 are common shares of a closed-end management investment company investing predominately in asset-backed securities and mortgage-backed securities with a cost of $19,802,000. This investment is carried at cost on the balance sheet because there is no publicly traded price quote available. However, management estimated the fair value for this fund by taking the market prices for all the securities in the fund provided by a third party pricing service and then dividing by the number of shares outstanding to determine its price per share. Also included in equity securities at cost is an investment in a Real Estate Investment Trust ("REIT") with a cost of $5,000,000 and an estimated fair value of $5,000,000. The estimated fair value for this security is determined based on recent trades and an expected second quarter 2006 IPO price for this security. This single REIT investment has not been registered under the Securities Act of 1933 and no active market exists for this investment.

     On November 3, 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "Other-Than-Temporary Impairment and Its Application to Certain Investments." The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP applies to reporting periods beginning after December 15, 2005

     Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of March 31, 2006, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments in accordance with the provisions of this FSP. We determined that we did not hold any investments that would have been considered other than temporarily impaired.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Market risk relates to changes in the value of financial instruments that arise from adverse movements in factors such as interest rates and equity prices. We are exposed mainly to changes in interest rates that affect the fair value of our investments in securities.

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

     For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of March 31, 2006.

     The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of March 31, 2006:


                                   Estimated Increase       Estimated Percentage
                                (Decrease) in Fair Value     Increase (Decrease)
Change in Interest Rate             ($ in thousands)            in Fair Value
------------------------------  -------------------------  ---------------------
300 basis point rise                     (35,126)                  (10.1%)
200 basis rise                           (23,763)                   (6.8%)
100 basis rise                           (12,015)                   (3.4%)
As of March 31, 2006                          --                     0.0%
50 basis point decline                     6,015                     1.7%
100 basis point decline                   11,957                     3.4%

     The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $12.0 million or 3.4% based on a 100 basis point increase in interest rates as of March 31, 2006. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities, which constituted approximately 91.3% of our total invested assets as of March 31, 2006.

     As of March 31, 2006 we had a total of $23.7 million of outstanding floating rate debt all of which are outstanding subordinated debentures underlying our trust securities issued by our wholly owned statutory business trusts carrying an interest rate that is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase.


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

     There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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




                                                          Tower Group, Inc.
                                                    ----------------------------
                                                            Registrant





     Date:     May 5, 2006                  /s/      Michael H. Lee
           ----------------------          -------------------------------------
                                                      Michael H. Lee
                                                  Chairman of the Board,
                                           President and Chief Executive Officer




     Date:     May 5, 2006                  /s/     Francis M. Colalucci
           ----------------------          -------------------------------------
                                                    Francis M. Colalucci
                                                   Senior Vice President,
                                           Chief Financial Officer and Treasurer