Form 10-K/A
period 2005-12-31
Tower Group, Inc.
filed 2006-05-18
CIK 1289592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

   (Mark One)      ANNUAL REPORT PRUSUANT TO SECTION 13 OR 15(d)
      [X]          OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of Securities Act.  Yes [ ]    No [X]


     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ]    No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [X}

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement with respect to the registrant's 2006 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the registrant's fiscal year (the "Proxy Statement").

                                EXPLANATORY NOTE


     This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to amend Exhibit 23.1 (Consent of Johnson Lambert & Co., Independent Registered Public Accounting Firm) and to correct the identification of Tower Group, Inc. as a well-known seasoned issuer on the cover page. Unaffected items have not been repeated in this Amendment No. 1.

     Except as described above, no other changes have been made to the original Form 10-K, and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 15, 2006. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.


Item 15.   Exhibits, Financial Statement Schedules

           (a) The following documents are filed as part of this report:

           1. Exhibits:

23.1 Amended Consent of Johnson Lambert & Co., Independent Registered Public Accounting Firm


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DATED: MAY 18, 2006

                                       TOWER GROUP, INC.

                                       BY:        /S/ MICHAEL H. LEE
                                          --------------------------------------
                                       NAME:   MICHAEL H. LEE
                                       TITLE:  CHAIRMAN OF THE BOARD, PRESIDENT
                                               AND CHIEF EXECUTIVE OFFICER