Form 10-Q
period 2006-06-30
Tower Group, Inc.
filed 2006-08-07
CIK 1289592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________to _________________


                         Commission file no. 000-50990

                                Tower Group, Inc.

             (Exact name of registrant as specified in its charter)



           Delaware                                    13-3894120
----------------------------------         ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

           120 Broadway, 14th Floor
                 New York, NY                                        10271
-------------------------------------------------------          -------------
     (Address of principal executive offices)                     (Zip Code)

                                 (212) 655-2000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

   Large accelerated filer [_] Accelerated filer [X] Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined I rule 12b-2 of the Exchange Act). [_] Yes [X] No

The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2006 (based on the closing price on the Nasdaq National Market) on such date was approximately $515,117,298.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,972,251 shares of common stock, par value $0.01 per share, as of August 4, 2006.

                                      INDEX


                                                                                              PAGE

PART I FINANCIAL INFORMATION
Item 1. Financial statements
Consolidated Balance Sheets - June 30, 2006 (unaudited) and December 31, 2005                    1

Consolidated Statements of Income and Comprehensive Net Income
- Three months ended June 30, 2006 and 2005 (unaudited)                                          2
- Six months ended June 30, 2006 and 2005 (unaudited)                                            2

Consolidated Statements of Cash Flows
- Three months ended June 30, 2006 and 2005 (unaudited)                                          3
- Six months ended June 30, 2006 and 2005 (unaudited)                                            3

Notes to Consolidated Financial Statements (unaudited)                                           4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations   12

Item 3. Quantitative and Qualitative Disclosures About Market Risk                              26

Item 4. Controls and Procedures                                                                 27


PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                                     27

Item 6. Exhibits                                                                                28

SIGNATURES                                                                                      29

Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements



                                Tower Group, Inc.
                           Consolidated Balance Sheets


                                                                           (Unaudited)
                                                                          June 30, 2006   December 31, 2005
                                                                         ---------------  -----------------
                                                                          ($ in thousands, except par value
                                                                                 and share amounts)
Assets
Fixed-maturity securities, available-for-sale, at fair value
   (amortized cost $374,300 in 2006 and $331,123 in 2005)                $       363,562   $       326,681
Equity securities, available-for-sale, at fair value (cost $6,681 in
   2006 and $6,681 in 2005)
                                                                                   6,624             5,934
Equity securities, at cost                                                        25,191            24,558
Common trust securities - statutory business trusts, equity method                 2,045             1,426
                                                                         ---------------   ---------------
      Total investments                                                          397,422           358,599
Cash and cash equivalents                                                         81,829            38,760
Investment income receivable                                                       4,057             3,337
Agents' balances receivable                                                       54,307            46,004
Assumed premiums receivable                                                        6,983             1,076
Ceding commission receivable                                                         -               8,727
Reinsurance recoverable                                                           95,987           104,811
Receivable - claims paid by agency                                                 3,167             2,309
Prepaid reinsurance premiums                                                      73,449            43,319
Deferred acquisition costs net of deferred ceding commission revenue              32,855            29,192
State income taxes recoverable                                                        84               365
Deferred income taxes                                                              5,536             3,204
Intangible assets                                                                  5,940             5,835
Fixed assets, net of accumulated depreciation                                     11,027             7,920
Investment in unconsolidated affiliate                                            26,849                 -
Other assets                                                                       6,350             3,999
                                                                         ---------------   ---------------
      Total Assets                                                       $       805,842   $       657,457
                                                                         ===============   ===============

Liabilities
Loss and loss adjustment expenses                                        $       254,412   $       198,724
Unearned premium                                                                 199,718           157,779
Reinsurance balances payable                                                      33,121            19,200
Payable to issuing carriers                                                        3,585             5,252
Funds held as agent                                                                8,195             8,191
Funds held under reinsurance agreements                                           59,792            59,042
Accounts payable and accrued expenses                                             12,495            13,694
Other liabilities                                                                  2,867             2,867
Federal income taxes payable                                                       3,696               460
Subordinated debentures                                                           68,045            47,426
                                                                         ---------------   ---------------
     Total Liabilities                                                           645,926           512,635
                                                                         ===============   ===============
Stockholders' Equity
Common stock ($0.01 par value per share; 40,000,000 shares
   authorized;                 and 19,956,606 shares issued in 2006
   and 19,872,672 in 2005)                                                           199               199
Paid-in-capital                                                                  112,293           111,066
Accumulated other comprehensive net income                                        (7,226)           (3,352)
Retained earnings                                                                 54,827            37,019
Treasury stock (23,457 shares in 2006 and 17,881 in 2005)                           (177)             (110)
                                                                         ---------------   ---------------
     Total Stockholders' Equity                                                  159,916           144,822
                                                                         ---------------   ---------------
     Total Liabilities and Stockholders' Equity                          $       805,842   $       657,457
                                                                         ===============   ===============



         See accompanying notes to the consolidated financial statements
                                       1

                                Tower Group, Inc.
                      Consolidated Statements of Income and
                            Comprehensive Net Income
                                   (Unaudited)


                                                                 Three Months Ended           Six Months Ended
                                                                      June 30,                      June 30,
                                                        ------------------------------- ----------------------------
                                                              2006            2005            2006            2005
                                                        ------------    --------------- ------------    ------------
                                                            ($ in thousands, except share and per share amounts)
Revenues
     Net premiums earned                                $     59,286    $     37,591    $    116,542    $     67,609
     Ceding commission revenue                                10,077           5,330          17,379          11,176
     Insurance services revenue                                2,202           3,342           4,031           7,123
     Net investment income                                     5,292           3,733           9,952           6,348
     Net realized gains (losses) on investments                   29              20            (116)            229
     Policy billing fees                                         274             236             544             437
                                                        ------------    ------------    ------------    ------------
        Total revenues                                        77,160          50,252         148,332          92,922
                                                        ------------    ------------    ------------    ------------
Expenses
    Loss and loss adjustment expenses                         41,424          22,013          74,634          40,075
    Direct commission expense                                 15,265          10,669          28,345          19,461
    Other operating expenses                                  12,207           9,280          25,591          18,197
    Interest expense                                           1,853           1,106           3,203           2,271
                                                        ------------    ------------    ------------    ------------
        Total expenses                                        70,749          43,068         131,773          80,004
                                                        ------------    ------------    ------------    ------------
Other Income
    Equity in (loss) of unconsolidated affiliate                 (54)           --               (54)           --
    Gain from issuance of common stock by
       unconsolidated affiliate                                7,883            --             7,883            --
    Warrant received from  unconsolidated affiliate            4,605            --             4,605            --
                                                        ------------    ------------    ------------    ------------
    Income before income taxes                                18,845           7,184          28,993          12,918
                                                        ------------    ------------    ------------    ------------
    Income tax expense                                         6,560           2,419          10,198           4,436
                                                        ------------    ------------    ------------    ------------
        Net income                                      $     12,285    $      4,765    $     18,795    $      8,482
                                                        ============    ============    ============    ============
Comprehensive Net Income
    Net income                                          $     12,285    $      4,765    $     18,795    $      8,482
    Other comprehensive income:
        Gross unrealized investment holding (losses)
           gains
            arising during period                             (2,478)          4,827          (5,877)            341
        Equity in net unrealized (losses) gains in
           investment in unconsolidated affiliate's
           investment portfolio                                 (112)           --              (112)           --
        Less: reclassification adjustment for (gains)
           losses
           included in net income                                (29)            (20)            116            (229)
                                                        ------------    ------------    ------------    ------------
                                                              (2,619)          4,807          (5,873)            112
        Income tax benefit (expense) related to items
           of other comprehensive income                         917          (1,683)          1,998             (39)
                                                        ------------    ------------    ------------    ------------
        Total other comprehensive net (loss) income           (1,702)          3,124          (3,875)             73
                                                        ------------    ------------    ------------    ------------
           Comprehensive Net Income                     $     10,583    $      7,889    $     14,920    $      8,555
                                                        ============    ============    ============    ============
Earnings Per Share

    Basic earnings per common share                     $       0.62    $       0.24    $       0.95    $       0.43
                                                        ============    ============    ============    ============
    Diluted earnings per common share                   $       0.61    $       0.24    $       0.93    $       0.42
                                                        ============    ============    ============    ============
Weighted Average Common Shares Outstanding:
        Basic                                             19,742,004      19,555,327      19,713,453      19,538,219
        Diluted                                           20,265,054      20,108,917      20,241,611      20,093,198


         See accompanying notes to the consolidated financial statements

                                Tower Group, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           Three Months Ended        Six Months Ended
                                                                 June 30,                June 30,
                                                          ---------------------- ------------------------
                                                             2006        2005       2006         2005
                                                          ----------   --------  ----------    ----------
                                                                        ($ in thousands)
Cash flows from operating activities:
   Net income                                              $ 12,285    $  4,765    $ 18,795    $  8,482
   Adjustments to reconcile net income to net cash
   provided by
     (used in) operations:
     Gain on sale of investments                                (29)        (20)        116        (229)
     Depreciation                                             1,038         609       1,963       1,172
     Amortization of intangible assets                          103         111         206         222
     Amortization of bond premium or discount                   187         185         468         473
     Amortization of debt issuance costs                         14          11          24          20
     Amortization of restricted stock                           190         150         342         322
     Deferred income taxes                                   (2,140)     (1,121)       (335)     (1,545)
(Increase) decrease in assets:
     Investment income receivable                              (493)       (294)       (720)       (768)
     Agents' balances receivable                            (12,648)     (6,896)     (8,303)     (7,549)
     Assumed premiums receivable                             (3,497)         90      (5,907)        143
     Ceding commissions receivable                            8,727        --         8,727        (398)
     Reinsurance recoverable                                  9,422        (662)      7,966        (572)
     Prepaid reinsurance premiums                           (45,074)     (7,353)    (30,130)    (10,809)
     Deferred acquisition costs, net                          5,935      (3,191)     (3,663)     (6,674)
     Intangible assets                                          (30)         26         (30)     (1,146)
     Equity in unconsolidated affiliate                          54        --            54        --
     Gain on issuance of common shares by unconsolidated     (7,883)       --        (7,883)       --
     affiliate
     Warrant received from unconsolidated affiliate          (4,605)       --        (4,605)       --
     Excess tax benefits from share-based payment              (650)       --          (650)       --
     arrangements
     Other assets                                              (327)        613      (2,531)        (48)
Increase (decrease) in liabilities:
     Loss and loss adjustment expenses                       34,486      15,340      55,688      27,136
     Unearned premium                                        31,263      28,945      41,939      47,746
     Reinsurance balances payable                            23,669       8,902      13,921      15,034
     Payable to issuing carriers                             (2,445)     (3,205)     (1,667)     (6,387)
     Accounts payable and accrued expenses                      258      (2,958)     (1,193)     (4,127)
     Federal and state income taxes payable                   2,385         721       3,236       3,155
     Funds held under reinsurance agreements                 (2,364)     (1,549)        754      (2,142)
                                                           --------    --------    --------    --------
Net cash flows provided by operations                        47,831      33,219      86,582      61,511
                                                           --------    --------    --------    --------
Cash flows used in investing activities:
Purchase of fixed assets                                     (3,666)     (1,657)     (5,070)     (2,420)
Investment in unconsolidated affiliate                      (14,528)       --       (14,528)       --
Purchases of investments:
     Fixed-maturity securities                              (25,095)    (32,233)    (71,974)    (74,860)
     Equity securities - at fair value                         (389)       (403)       (633)     (6,971)
     Equity securities - at cost                               --          --          --       (23,000)
Sale of investments:                                           --          --
     Fixed-maturity securities                                5,091      22,067      28,212      34,156
     Equity securities - at fair value                         --          --          --         1,972
                                                           --------    --------    --------    --------
Net cash flows used in investing activities                 (38,587)    (12,226)    (63,993)    (71,123)
                                                           ========    ========    ========    ========
Cash flows from financing activities:
   Proceeds from subordinated debentures                       --          --        20,619        --
   Purchase of common trust securities - statutory             --          --          (619)       --
   business trusts
   Dividends paid                                              (496)       (489)       (988)       (977)
   Exercise of stock options                                    778          58         885          80
   Excess tax benefits from share-based payment                 650        --           650        --
   arrangements
   Stock repurchase                                             (67)       --           (67)       --
                                                           --------    --------    --------    --------
   Net cash flows provided by (used in) financing               865        (431)     20,480        (897)
                                                           --------    --------    --------    --------
   activities
   Increase (decrease) in cash and cash equivalents          10,109      20,562      43,069     (10,509)
   Cash and cash equivalents, beginning of period            71,720      24,130      38,760      55,201
                                                           --------    --------    --------    --------
   Cash and cash equivalents, end of period                $ 81,829    $ 44,692    $ 81,829    $ 44,692
                                                           ========    ========    ========    ========
Supplemental disclosures of cash flow information:
   Cash paid for income taxes                              $  6,338    $  2,509    $  7,324    $  2,710
   Cash paid for interest                                  $    967    $    848    $  1,905    $  1,652


         See accompanying notes to the consolidated financial statements

                                Tower Group, Inc.
             Notes to Consolidated Financial Statements (Unaudited)



Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the information and disclosures required by generally accepted accounting principles ("GAAP") in the Unites States of America. These statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2005 and notes thereto included in the Company's Annual Report on Form 10-K filed on March 15, 2006. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company's financial position and results of operations. The results of operations for the three months and six months ended June 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. The consolidated financial statements include the accounts of the Company; its wholly owned subsidiaries Tower Insurance Company of New York ("TICNY"), Tower National Insurance Company ("TNIC"), Tower Risk Management Corporation ("TRM"), MIIX Insurance Company of New York ("MIIX") and other entities required by GAAP. All significant inter-company balances have been eliminated. Business segment results are presented net of all material inter-segment transactions.

Investment in Unconsolidated Affiliate

     The Company has invested in an unconsolidated Bermuda holding company, CastlePoint Holdings, Ltd. ("CastlePoint"), which the Company organized and sponsored with an initial investment of $15.0 million on February 6, 2006. The Company consolidated the activities of CastlePoint as a wholly owned subsidiary during the first quarter of 2006 and recognized approximately $0.5 million of non-recurring start-up costs. On April 4, 2006, CastlePoint raised $249.9 million, net of expenses, in a private placement offering of unissued shares, which reduced the Company's investment ownership from 100% to 8.6%. The book value per share of the Company's 2,555,000 shares of CastlePoint common stock increased from $5.87 per share to $8.96 per share as a result of this offering. The carrying value of the Company's investment in CastlePoint increased from $15.0 million to $22.9 million. The Company has recorded this gain of $7.9 million in income before taxes in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 51 - Accounting for Sales of Stock by a Subsidiary.

     On April 6, 2006, the Company received a warrant from CastlePoint to purchase an additional 3.7% or 1,127,000 shares of common stock with a fair value of approximately $4.6 million using a Black-Scholes option pricing model. The warrant is exercisable in whole or in part at any time up to April 6, 2016, and the exercise price is $10 per share. Shares acquired through the exercise of the warrant may not be sold prior to April 9, 2009. The warrant was received in exchange for sponsorship services, which included management, operational and industry expertise to establish the CastlePoint organization and prepare for a private placement offering. Accordingly, the Company recognized $4.6 million in income before taxes in the three months ending June 30, 2006 relating to non-recurring sponsorship services. The warrant has been recorded as an equity instrument at cost, which was determined to be the fair value of the warrant on the date it was received and will be subject to impairment testing.

     The Company has determined that its ownership in CastlePoint qualifies as a variable interest entity ("VIE") under the provisions of FIN 46-(R). The Company has determined that its investment in CastlePoint does not meet the requirements for consolidation because the Company is not the primary beneficiary of the VIE as defined in FIN 46-(R). However, the Company has recorded its 8.6% investment in CastlePoint using the equity method of accounting as the Company exercises significant influence over CastlePoint. The Company and CastlePoint have the same CEO. Through its insurance subsidiaries, TICNY and TNIC, the Company entered into three multi-year quota share reinsurance agreements with CastlePoint Reinsurance Company, Ltd. ("CastlePoint Reinsurance"), which were effective April 4, 2006 and a service and expense sharing agreement whereby the Company's staff provides CastlePoint administrative and underwriting services. In addition, CastlePoint Reinsurance participates on the Company's catastrophe and excess of loss reinsurance programs. The catastrophe reinsurance program with CastlePoint Reinsurance will begin on July 1, 2006, and the Company ceded excess of loss reinsurance premiums to CastlePoint Reinsurance of $0.4 million for the three months ended June 30, 2006. Both companies also plan to enter into pooling agreements.

     At June 30, 2006, the Company's maximum exposure to a loss from its investment in CastlePoint was approximately $26.8 million, which consists of its equity ownership interest of approximately $22.2 million and the fair value of the warrant the Company received from CastlePoint of $4.6 million.

The carrying value of the Company's equity investment in CastlePoint as of June 30, 2006 is as follows in millions:

Initial investment in CastlePoint                             $15.0

Consolidated net loss for the three months ended              (0.5)
   March 31, 2006
Gain from issuance of common stock by CastlePoint               7.9
Equity in loss of CastlePoint for the three months            (0.1)
   ended June 30, 2006
Equity in net unrealized losses of the CastlePoint            (0.1)
   investment portfolio
Value of warrant received                                       4.6
                                                         -----------
Carrying value of equity investment in CastlePoint            $26.8
                                                         ===========



     No dividends were declared or paid by CastlePoint through June 30, 2006. CastlePoint Reinsurance entered into three multi-year quota share reinsurance agreements with the Company's insurance subsidiaries that will cede to the CastlePoint Reinsurance between 25% and 45%, subject to a periodic adjustment by the Company, of premiums and losses on their brokerage insurance business that the Company has historically written through its retail and wholesale agents and traditional program business written through program underwriting agencies comprised of classes of business that the Company has historically written. The ceding commission for the brokerage business is initially fixed at 34% of ceded written premiums and may in later years be negotiated to be subject to upward or downward adjustments depending on the loss ratio. The ceding commission for the traditional program business is 30% and may be adjusted upward based upon the loss ratio. During the second quarter, the Company ceded $40.9 million of unearned premiums as of April 1, 2006, consisting of $19.2 million and $21.7 million of unearned premiums retained by the Company on policies written in 2006 and 2005, respectively and $30.0 million on premiums written during the second quarter of 2006. The reinsurance agreements have a term of three years but allow for cancellation by CastlePoint Reinsurance after two years if certain loss ratios are exceeded. In addition, CastlePoint Reinsurance participates as a reinsurer on the Company's catastrophe reinsurance program, effective July 1, 2006, and excess of loss reinsurance program effective May 1, 2006. Recoverables totaling $ 81.5 million from CastlePoint Reinsurance, which is an unauthorized reinsurer, are fully collateralized in a New York State Compliant Regulation 114 Trust account for the benefit of the Company as of June 30, 2006.

     The Company's insurance companies entered into a service and expense sharing agreement with CastlePoint which will provide insurance company services now offered by the Company, such as claims adjustment, policy administration, technology solutions, underwriting, and risk management services, to the U.S. domiciled insurance subsidiaries of CastlePoint, as well as to companies appointed as managing general underwriters by those companies. The Company charged CastlePoint $0.3 million for such services in the second quarter of 2006 which have been reflected as reductions to the Company's operating expenses.

     Effective April 4, 2006, the Company novated business assumed from the Accident Insurance Company ("AIC") by TICNY to CastlePoint Reinsurance. TICNY recorded $0.1 million as ceded premiums written and earned and eliminated liabilities of $0.1 million, which was recorded as a reduction to losses incurred during the three months ending June 30, 2006.

     Purchase of Shell Company and Intangible Assets

     On June 28, 2006, Tower Group, Inc. closed on its purchase of 100% of the outstanding common stock of a shell insurance company, MIIX Insurance Company of New York ("MIIX"), that is to be renamed Tower Indemnity Company of America. The total cost to acquire MIIX was $8.6 million and included the purchase price, legal fees and a broker fee. MIIX has active state insurance licenses in New York and New Jersey. The Company capitalized $0.3 million out of the $8.6 million as an intangible asset related to state licenses with an indefinite life subject to annual impairment testing.



     Commutation and Novation with PXRE Reinsurance Company

     On June 29, 2006, to eliminate its exposure to uncollateralized reinsurance recoverables from PXRE Reinsurance Company's ("PXRE"), which had requested the withdrawal of its financial strength and issuer rating from A.M.Best, the Company concluded, through commutation agreements, PXRE's participation under various reinsurance agreements with TICNY covering the 2001, 2002 and a portion of the 2003 policy periods. Ceded loss and loss adjustment expense recoverables of $20.5 million, ceded paid losses of $2.4 million and ceding commissions receivable of $8.7 million, totaling $31.6 million of unsecured recoverables were settled with a payment from PXRE of $26.7 million, which represents an estimate of the present value of these recoverables. This resulted in a $4.8 million pre-tax charge, of which $1.6 million was recognized in loss and loss adjustment expenses and $3.2 million was recognized as a reduction to ceding commission income in the second quarter of 2006. In addition, on the same date, novation agreements were executed with PXRE relating to other reinsurance agreements covering business written in 2001, 2002 and 2003 by other insurance companies managed on their behalf by TRM, the Company's risk management subsidiary. As a result of the novation, TICNY assumed loss reserves of $12.2 million for which it received as consideration $11.4 million in cash and other assets and TRM recorded a reduction in commission liabilities for $0.2 million, the total of which resulted in a $0.6 million pre-tax charge. As a result of the commutation and novation agreements, which are effective as of June 29, 2006, PXRE is discharged from future obligations under the reinsurance agreements. There are no other agreements outstanding with PXRE.


Investments

     The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which requires that fixed-maturity securities and equity securities that have readily determined fair values be segregated into categories based upon the Company's intention for those securities. In accordance with SFAS 115, the Company has classified its fixed-maturity and equity securities as available-for-sale. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors.

     Fixed-maturity securities and certain equity securities are reported at their estimated fair values based on quoted market prices or a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of comprehensive income in stockholders' equity. Realized gains and losses are determined on the specific identification method.

     Included in equity securities at cost as of June 30, 2006 are common shares of a closed-end management investment company investing predominately in asset-backed securities and mortgage-backed securities with a cost of $20.2 million. This investment is carried at cost on the balance sheet because there is no publicly traded price quote available. However, management estimated the fair value for this fund to be $20.2 million by taking the market prices for all the securities in the fund provided by an outside third party pricing service. Also included in equity securities at cost is an investment in a Real Estate Investment Trust ("REIT") with a cost of $5.0 million and an estimated fair value of $5.0 million. The estimated fair value for this security is determined based on recent trades. This single REIT investment has not been registered under the Securities Act of 1933 and no active market exists for this investment.

     On November 3, 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "Other-Than-Temporary Impairment and Its Application to Certain Investments." The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP applies to reporting periods beginning after December 15, 2005.

     Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of June 30, 2006, the Company reviewed its fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments in accordance with the provisions of this FSP. The Company determined that it did not hold any investments that would have been considered other than temporarily impaired.


 Subordinated Debentures

         On March 31, 2006, the Company participated in a private placement of $20.0 million of fixed/floating rate capital securities (the "Trust Preferred Securities") issued by Tower Group Statutory Trust V (the "Trust"), an affiliated Delaware trust formed on March 29, 2006. The Trust Preferred Securities mature in April 2036, are redeemable at the Company's option at par beginning April 7, 2011, and require quarterly distributions of interest by the Trust to the holder of the Trust Preferred Securities. Interest distributions are initially at a fixed rate of 8.5625% for the first five years and will then reset quarterly for changes in the three-month London Interbank Offered Rate ("LIBOR") rate plus 330 basis points. The Trust simultaneously issued 619 of the Trust's common securities to the Company for a purchase price of $0.6 million, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the Trust Preferred Securities to purchase for $20.6 million a Junior Subordinated Debt Security due 2036 in the principal amount of $20.0 million issued by the Company. The Company does not consolidate interest in its statutory business trusts for which the Company holds 100% of the common trust securities because the Company is not the primary beneficiary of the trusts. The Company's investment in common trust securities of the statutory business trust are reported in investments as equity securities. The Company reports as a liability the outstanding subordinated debentures owed to the statutory business trusts. The net proceeds were used to pay the purchase price of MIIX and for working capital purposes.


Dividends Declared

     Dividends declared by the Company on common stock for the three months ended June 30, 2006 were $494,000 or $0.025 per share and were $489,000 for the three months ended June 30, 2005 or $0.025 per share. For the six months ended June 30, 2006 dividends declared on common stock by the Company were $987,000 or $0.050 per share and were $978,000 or $0.050 per share for the six months ended June 30, 2005.


Accounting Pronouncements


     In September 2005, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other deferred balances on an internal replacement, defined broadly as a modification in product benefits, features, rights or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, or coverage within an existing contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact SOP 05-1 will have on its results of operations and financial position.

     In June 2006, the FASB issued an invitation to comment, bifurcation of insurance and reinsurance contracts for financial reporting. The proposed accounting would apply to policyholders, insurers and reinsurers. The FASB's stated purpose of this document is to gather input from the buyers and sellers of insurance and reinsurance contracts and users of their financial statements about the possible bifurcation of those contracts. Bifurcation would divide some or all of these contracts into components that transfer significant insurance risk and are accounted for as insurance and components that are accounted for as deposits with no income statement benefit. The comments are due August 24, 2006. The Company will closely monitor any future FASB developments related to this issue.

     In June 2006, FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes was issued. This guidance clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. Additionally, it applies to the recognition and measurement of income tax uncertainties resulting form a purchase business combination. This guidance is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN No. 48 will have on its consolidated results of operations and financial position.








Earnings Per Share

     The following table shows the computation of the Company's earnings per share:


                                                      Income              Shares               Per Share
                                                   (Numerator)        (Denominator)             Amount
                                                   -----------        -------------           -----------
                                                   ($ in thousands, except shares and per share amounts)
Three Months Ended
June 30, 2006
Net Income                                         $     12,285
                                                   ------------          -----------
Basic earnings per share                                 12,285           19,742,004          $       0.62
                                                   ------------          -----------          ============
Effect of dilutive securities:
    Stock options                                            --              323,455
    Unvested restricted stock                                --              167,502
    Warrants                                                 --               32,093
                                                   ------------          -----------
Diluted earnings per share                         $     12,285           20,265,054          $       0.61
                                                   ============          ===========          =============


Three Months Ended
June 30, 2005
Net Income                                         $      4,765
                                                   ------------
Basic earnings per share                                  4,765           19,555,327          $       0.24
                                                   ------------          -----------          ============
Effect of dilutive securities:

    Stock options                                            --              292,532
    Unvested restricted stock                                --              198,355
    Warrants                                                 --               62,703
                                                   ------------          -----------
Diluted earnings per share                         $      4,765           20,108,917          $       0.24
                                                   ============          ===========          ============
Six Months Ended
June 30, 2006
Net Income                                         $     18,795
                                                   ------------          -----------
Basic earnings per share                                 18,795           19,713,453          $       0.95
                                                   ------------          -----------          ============
Effect of dilutive securities:
    Stock options                                            --              328,747
    Unvested restricted stock                                --              169,488
    Warrants                                                 --               29,923
                                                   ------------          -----------
Diluted earnings per share                         $     18,795           20,241,611          $       0.93
                                                   ============          ===========          ============

Six Months Ended
June 30, 2005
Net Income                                         $      8,482
                                                   ------------          -----------
Basic earnings per share                                  8,482           19,538,219          $       0.43
                                                   ------------          -----------          ============
Effect of dilutive securities:
    Stock options                                            --              288,913
    Unvested restricted stock                                --              207,464
    Warrants                                                 --               58,602
                                                   ------------          -----------
Diluted earnings per share                         $      8,482           20,093,198          $       0.42
                                                   ============          ===========          ============

Equity Compensation Plans

     In December 2004, the Financial Accounting Standards Board issued the revised statement SFAS No. 123-R, an amendment to SFAS No. 123, which suspends APB 25 and requires that the cost of share-based payment transactions be recognized in the financial statements after the fiscal quarter beginning after June 15, 2005. The intended adoption by the Company of SFAS 123-R was postponed to January 2006 per the Securities and Exchange Commission's rule amendment promulgated April 14, 2005, that allows calendar year-end companies to elect implementing SFAS No. 123-R at the beginning of their next fiscal year after June 15, 2005. The Company has elected the modified prospective application method and is expensing all unvested stock options outstanding as of January 1, 2006. The compensation expense is recognized over the requisite service period that still has not been rendered and is based upon the original grant date fair value of the award as calculated for recognition of the pro forma disclosure under SFAS 123. Compensation expense net of tax recorded related to stock options was $14,000 for the three months ended June 30, 2006 and $35,000 for the six months ended June 30, 2006. These amounts have been included in reported net income for the second quarter and first six months of 2006.

      The remaining total compensation cost related to non vested stock option and restricted stock awards not yet recognized in the income statement was $2,255,000 of which $282,000 was for stock options and $1,973,000 was for restricted stock as of June 30, 2006. The weighted average period over which this compensation cost is expected to be recognized is 2.72 years.

     Per the requirements of SFAS 123-R the balance of unearned compensation - restricted stock in stockholders' equity has been reclassified to paid-in-capital as of December 31, 2005.

     During the second quarter of 2006, the Company issued 41,150 new common shares as the result of employee stock option exercises and issued 7,958 new common shares as the result of restricted stock grants. During the second quarter of 2005, the Company issued 6,420 new common shares as the result of employee stock option exercises and issued 5,248 new common shares as the result of restricted stock grants.

     For the six months ended June 30, 2006, the Company issued 47,468 new common shares as the result of employee stock option exercises and issued 36,466 new common shares as the result of restricted stock grants. During the six months ended June 30, 2005, the Company issued 9,920 new common shares as the result of employee stock option exercises and issued 11,248 new common shares as the result of restricted stock grants.

     The Company incurred restricted stock expense of $124,000 net of tax for the three months ended June 30, 2006 which has been included in reported net income for the second quarter of 2006. For the three months ended June 30, 2005, the Company incurred restricted stock expense of $98,000 net of tax that was included in reported net income for the second quarter of 2005. For the six months ended June 30, 2006 and 2005, the Company incurred restricted stock expense of $223,000 and $210,000, respectively, net of tax that was included in reported net income.


Changes in Estimates

     TICNY recorded favorable development in its net losses from prior accident years of $157,000 and $682,000 in the second quarter of 2006 and in the six months ended June 30, 2006, respectively, compared to $112,000 of favorable development in the second quarter of 2005 and $92,000 for the six months ended June 30, 2005, respectively. TICNY's changes in estimated sliding scale commission resulted in increases in ceding commission revenue of $407,000 and $801,000 in the second quarter and six months ended June 30, 2006 as compared to reductions in ceding commission revenue of $768,000 and $719,000 in the second quarter and six months ended June 30, 2005, respectively. TRM's changes in estimated sliding scale commission was an increase in direct commission revenue of $136,000 in the second quarter of 2006 and a reduction in direct commission revenue of $212,000 in the six months ended June 30, 2006, compared to a reduction in direct commission revenue of $113,000 in the second quarter of 2005 and an increase in direct commission revenue of $378,000 in the six months ended June 30, 2005, respectively.

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

     Business Segments results are as follows:

                                          Three Months Ended      Six Months Ended
                                                June 30,               June 30,
                                       ------------------------ ------------------------
                                           2006         2005      2006          2005
                                       -----------  ----------- ----------   -----------
Insurance Segment Information                           ($ in thousands)
Revenues
Net premiums earned                     $  45,971    $  37,194   $ 102,560    $  66,827
Ceding commission revenue                  10,077        5,330      17,379       11,176
Policy billing fees                           272          230         539          426
                                        ---------    ---------   ---------    ---------
    Total revenues                         56,320       42,754     120,478       78,429
                                        ---------    ---------   ---------    ---------
Expenses
Net loss and loss adjustment expenses      28,209       21,797      61,042       39,577
Underwriting expenses                      24,176       16,868      47,575       31,362
                                        ---------    ---------   ---------    ---------
    Total expenses                         52,385       38,665     108,617       70,939
                                        ---------    ---------   ---------    ---------
Underwriting profit                     $   3,935    $   4,089   $  11,861    $   7,490
                                        =========    =========   =========    =========
Reinsurance Segment
Revenues
Net premiums earned                     $  13,316    $     397   $  13,983    $     782
                                        ---------    ---------   ---------    ---------
    Total revenues                      $  13,316    $     397   $  13,983    $     782
                                        ---------    ---------   ---------    ---------
Expenses
Net loss and loss adjustment expenses      13,216          216      13,593          498
Underwriting expenses                         866           37       1,119           84
                                        ---------    ---------   ---------    ---------
    Total expenses                         14,082          253      14,712          582
                                        ---------    ---------   ---------    ---------
Underwriting (loss) profit              $    (766)   $     144   $    (729)   $     200
                                        =========    =========   =========    =========
Insurance Services Segment
Revenues
Direct commission revenue from          $   1,105    $   2,166   $   1,911    $   4,691
managing general agency
Claims administration revenue                 922        1,097       1,884        2,150
Reinsurance intermediary fees                 174           79         235          282
Policy billing fees                             2            6           5           11
                                        ---------    ---------   ---------    ---------
    Total revenues                          2,203        3,348       4,035        7,134
                                        ---------    ---------   ---------    ---------
Expenses
Direct commissions expense paid to            731        1,174       1,334        2,385
producers
Other insurance services expenses             305          455         542          940
Claims expense reimbursement to TICNY         911        1,091       1,869        2,141
                                        ---------    ---------   ---------    ---------
    Total expenses                          1,947        2,720       3,745        5,466
                                        ---------    ---------   ---------    ---------
Insurance services pre-tax income       $     256    $     628   $     290    $   1,668
                                        =========    =========   =========    =========

     The Company's insurance subsidiaries entered into three multi-year quota share reinsurance agreements with CastlePoint Reinsurance, on April 4, 2006. During the second quarter of 2006 the Company ceded $70.9 million, of premiums to CastlePoint Reinsurance including $40.9 million of unearned premiums and $30.0 million of premiums written during the three months ended June 30, 2006.


     Underwriting expenses in the insurance segment are net of expense reimbursements that are made by the insurance services segment pursuant to an expense sharing agreement between TRM and TICNY. In accordance with the terms of this agreement, TRM reimburses TICNY for a portion of TICNY's underwriting and other expenses resulting from TRM's use of TICNY's personnel, facilities and equipment in underwriting insurance on behalf of TRM's issuing companies. The reimbursement for underwriting and other expenses is calculated as a minimum reimbursement of 5% of the premiums produced by TRM and is adjustable according to the terms of the agreement based on the number of policies in force and additional expenses that may be incurred by TRM.
The amount of this reimbursement was $0.3 million and $0.5 million for the three months ended June 30, 2006 and June 30, 2005, respectively, and $0.5 million and $0.9 million for the six months ended June 30, 2006 and June 30, 2005, respectively. TRM also reimburses TICNY, at cost, for claims administration expenses pursuant to the terms of this expense sharing agreement. Claims expenses reimbursed by TRM were $0.9 million and $1.1 million for the three months ended June 30, 2006 and June 30, 2005, respectively, and $1.9 million and $2.1 million for the six months ended June 30, 2006 and June 30, 2005, respectively.


     In addition, underwriting expenses in the insurance segment are net of expense reimbursements that are made by CastlePoint pursuant to a service and expense sharing agreement entered into in April 2006 between CastlePoint the Company and its subsidiaries. In accordance with the terms of this agreement, CastlePoint reimburses the Company for services rendered on a cost basis. During the three months ended June 30, 2006, the amount of CastlePoint's reimbursement was $0.3 million, which has been reflected as reductions to the Company's operating expenses.


     The following table reconciles revenue by segment to consolidated revenue:

                                                              Three Months Ended                      Six Months Ended,
                                                                   June 30,                               June 30,
                                                       ----------------------------------      ---------------------------------
                                                            2006               2005                2006                2005
                                                       --------------       -------------      -------------       -------------
                                                                                   ($ in thousands)
           Insurance segment                           $       56,320       $      42,754      $     120,478       $      78,429
           Reinsurance segment                                 13,316                 397             13,983                 782
           Insurance services segment                           2,203               3,348              4,035               7,134
                                                       --------------       -------------     -------------        -------------
           Total segment revenue                               71,839              46,499            138,496              86,345
           Investment income                                    5,292               3,733              9,952               6,348
           Realized capital gains/(losses)                         29                  20               (116)                229
                                                       --------------       -------------     -------------        -------------
           Consolidated revenues                       $       77,160       $      50,252     $      148,332       $      92,922
                                                       ==============       =============     ==============       =============


     The following table reconciles the results of the Company's individual segments to consolidated income before taxes:

                                                              Three Months Ended                      Six Months Ended,
                                                                   June 30,                               June 30,
                                                        ---------------------------------      ---------------------------------
                                                            2006               2005                2006                2005
                                                        -------------       -------------      -------------       -------------
                                                                                   ($ in thousands)
          Insurance segment underwriting profit         $       3,935       $      4,089      $       11,861       $       7,490
          Reinsurance segment underwriting (loss)                (766)               144                (729)                200
          profit
                                                        -------------       ------------      --------------       -------------
          Total underwriting profit                             3,169              4,233              11,132               7,690
          Insurance services segment pre-tax income               256                628                 290               1,668
          Net investment income                                 5,292              3,733               9,952               6,348
          Net realized investment gains/(losses)                   29                 20                (116)                229
          Corporate expenses                                     (482)              (324)             (1,496)               (746)
          Other Income                                         12,434                  -              12,434                   -
          Interest expense                                     (1,853)            (1,106)             (3,203)             (2,271)
                                                        -------------       ------------      --------------       -------------
          Income before taxes                           $      18,845       $      7,184      $       28,993       $      12,918
                                                        =============       ============      ==============       =============

Subsequent Events

     On July 27, 2006 the Company's Board of Directors approved a quarterly dividend of $0.025 per share payable September 27, 2006 to stockholders of record as of September 15, 2006.

     The Company successfully completed the placement of its catastrophe reinsurance program during very difficult conditions in the property catastrophe reinsurance market. The property catastrophe models utilized in the insurance industry have changed recently to reflect more significant loss scenarios. This increased the level of protection required above the growth rate in exposures. Reinsurance protection was renewed on July 1, 2006 and the Company will continue to actively monitor the exposures.

     On July 1, 2006 the Company's quota share reinsurance agreement with CastlePoint Reinsurance was increased to 40% from the 30% that was in effect for the second quarter of 2006.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Note on Forward-Looking Statements

     Some of the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance sector in general. Statements that include the words "expect," "intend," "plan," "believe," "project," "estimate," "may," "should," "anticipate," "will," "annualized" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the Federal securities laws or otherwise.

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


Consolidated Results of Operations


                                      Three Months Ended          Six Months Ended
                                          June 30,                   June 30,
                                 -------------------------   -------------------------
                                     2006          2005          2006         2005
                                 ----------    -----------   ----------    -----------
                                                   ($ in thousands)
Revenues
Earned premiums
Gross premiums earned             $  95,567     $  55,060     $ 172,183     $ 100,928
Less: ceded premiums earned         (36,281)      (17,469)      (55,641)      (33,319)
                                  ---------     ---------     ---------     ---------
Net premiums earned                  59,286        37,591       116,542        67,609
                                  ---------     ---------     ---------     ---------
Total commission and fee income      12,553         8,908        21,954        18,736
Net investment income                 5,292         3,733         9,952         6,348
Net realized investment gains            29            20          (116)          229
                                  ---------     ---------     ---------     ---------
Total revenues                       77,160        50,252       148,332        92,922
                                  ---------     ---------     ---------     ---------
Expenses
Net loss and loss adjustment         41,424        22,013        74,634        40,075
expenses
Operating expenses                   27,472        19,949        53,936        37,658
Interest expenses                     1,853         1,106         3,203         2,271
                                  ---------     ---------     ---------     ---------
Total expenses                       70,749        43,068       131,773        80,004
                                  ---------     ---------     ---------     ---------
Other Income
Equity in loss of                       (54)         --             (54)         --
unconsolidated affiliate
Gain from issuance common stock       7,883          --           7,883          --
by unconsolidated affiliate
Warrant received from                 4,605          --           4,605          --
unconsolidated affiliate
Income before taxes                  18,845         7,184        28,993        12,918
                                  ---------     ---------     ---------     ---------
Federal and state income taxes        6,560         2,419        10,198         4,436
                                  ---------     ---------     ---------     ---------
Net Income                        $  12,285     $   4,765     $  18,795     $   8,482
                                  =========     =========     =========     =========
Key Measures
Return on Average Equity               31.8%         14.3%         24.7%         12.7%
                                  =========     =========     =========     =========

Consolidated Results of Operations Three Months Ended June 30, 2006 and 2005

     During the three months ended June 30, 2006 a number of significant events affected the consolidated results of operations. We executed commutation and novation agreements between us and PXRE in order to eliminate our exposure to uncollateralized reinsurance recoverables from PXRE. We recorded a charge as a result of these agreements of $5.5 million. In addition, we realized gains on our investment in CastlePoint as result of the sale of unissued CastlePoint shares in a private offering, which resulted in a $7.9 million gain. In addition, we received a warrant to purchase additional CastlePoint shares which were valued at $4.6 million resulting in additional income for that amount in exchange for sponsorship services, which included management, organizational and industry expertise. Lastly, we entered into three multi-year quota share reinsurance agreements and a service and expense agreement with CastlePoint and completed our acquisition of MIIX Insurance Company of New York. Since we did not place quota share reinsurance in the first quarter of 2006, pending the formation of CastlePoint Reinsurance, we ceded $40.9 million of unearned premiums to CastlePoint as of April 1, 2006.

     Total revenues. Total revenues increased by 53.5% to $77.2 million for the three months ended June 30, 2006 compared to $50.3 million for the same period in 2005. The increase is primarily due to the increase in net premiums earned, total commission and fee income and net investment income. Net premiums earned represented 76.8% of total revenues for the three months ended June 30, 2006 compared to 74.8% for the same period in 2005. Net investment income, excluding realized capital gains, represented 6.9% and 7.4% of total revenues for the three months ended June 30, 2006 and 2005, respectively. In addition, total commission and fee income increased for the three months ended June 30, 2006 to $12.6 million, or 16.3% of total revenue, compared to $8.9 million, or 17.7% of total revenue, for the same period in 2005.

     Premiums earned. Net premiums earned increased by 57.7% to $59.3 million for the three months ended June 30, 2006 compared to $37.6 million for the same period in 2005. The increase in net premiums earned was due to the overall increase in gross premiums written in the second quarter of 2006 and the novation agreements with PXRE, which added $11.4 million of net premiums earned in the second quarter of 2006. Consideration received under novation agreements is recorded as premiums written and earned. As referred to above, since we did not place quota share reinsurance during the first quarter of 2006, pending the formation of CastlePoint Reinsurance, we ceded $40.9 million of unearned premiums as of April 1, 2006, and $30.0 million of premiums on policies written during the second quarter of 2006. Both cessions reflected a 30% quota share ceding percentage as compared to 25% in the three months ended June 30, 2005. The cession to CastlePoint Reinsurance of ceded unearned premiums as of April 1, 2006 increased the amount of ceded premiums earned during the three months ended June 30, 2006 by $9.7 million attributable to business written and previously retained by the Company for the 2005 underwriting year.

     Commission and fee income. Total commission and fee income increased by 40.9% to $12.6 million in the second quarter of 2006 compared to $8.9 million in the second quarter of 2005. This was due to the increase in the ceding commission revenue earned as a result of the increase in ceded premiums earned and ceding commission revenue of $5.5 million recognized during the second quarter due to the additional premiums earned ceded to CastlePoint Reinsurance as of April 1, 2006. This increase was offset in part by a reduction in fee income in our Insurance Services Segment as more policies previously produced in that segment were written in our Insurance Segment. Additionally, as a result of the commutation and novation agreements with PXRE we recorded a charge of $3.1 million to ceding commissions representing the difference between the carried amount of commissions due from PXRE and the amount received at an estimated present value. For the three months ended June 30, 2006 the change in estimated sliding scale commission rate for commissions earned in prior periods in both the Insurance Segment and the Insurance Services Segment resulted in a net increase of $0.5 million of commission and fee income compared to a $0.9 million net reduction for the same period of 2005.

     Net investment income and realized gains. Net investment income increased by 41.8% to $5.3 million for the three months ended June 30, 2006 compared to $3.7 million for the same period in 2005. This growth resulted from an increase in invested assets to $395.4 million as of June 30, 2006 compared to $298.4 million as of June 30, 2005, excluding our investments in statutory business trusts underlying our trust preferred securities. The increase in invested assets in the second quarter of 2006 resulted from net cash flow provided by operations of $48.5 million that included $37.0 million of cash received from PXRE resulting from the commutations and novation transactions partially offset by the payment of $20.3 million in ceded preimums written to CastlePoint Reinsurance. On a tax equivalent basis, the yield was 5.4% as of June 30, 2006 and 5.1% as of June 30, 2005.

     Net realized capital gains were $29,000 for the three months ended June 30, 2006 compared to net realized capital gains of $20,000 for the same period in 2005. There was no impact on net realized gains attributable to adjustments for other than temporary impairment of securities held during the three months ending June 30, 2006 or during the same period in 2005.

     Loss and loss adjustment expenses. Gross loss and loss adjustment expenses and the gross loss ratio for the Insurance and Reinsurance Segments combined for the three months ended June 30, 2006 were $58.6 million and 61.3%, respectively, compared to $31.4 million and 57.1%, respectively, for the same period in 2005. The net loss ratio for the combined segments was 69.9% for the three months ended June 30, 2006, as compared to 58.6% in the same period of 2005. For the second quarter of 2006, the net loss ratio for the combined segments reflected a $1.6 million charge resulting from the commutation agreements with PXRE representing the difference between the carried ceded reserves and the amount received from PXRE at an estimated present value. In addition to the commutation agreements with PXRE, we executed novation agreements with PXRE relating to other reinsurance agreements covering business written in 2001, 2002 and 2003. These agreements were written by other insurance companies managed on their behalf by TRM. The Company assumed loss liabilities of $12.2 million and received consideration of $11.4 million as a result of the novation agreements with PXRE. Since novation transactions are recorded by including the consideration received as premiums written and earned and the liabilities assumed as losses incurred, the net loss ratio was also affected. The effects of the commutation and the novation agreements added 12.2 percentage points to the net loss ratio for the combined segments for the three months ended June 30, 2006.

     Operating expenses. Operating expenses increased by 37.7% to $27.5 million for the three months ended June 30, 2006 from $19.9 million for the same period in 2005. The increase was due primarily to the increase in underwriting expenses resulting from the growth in premiums earned.

     Interest expense. Our interest expense increased for the three months ended June 30, 2006 to $1.9 million compared to $1.1 million for the same period in 2005. The increase resulted from $0.5 million of new interest expense from the $20.6 million of subordinated debentures issued on March 31, 2006, $0.2 million resulting from an increase in interest rates on the floating rate portions of our subordinated debentures and $0.2 million from crediting reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables.

     Other income. We recorded a gain of $7.9 million resulting from the sale of CastlePoint's unissued shares and other income of $4.6 million from a warrant that we received from CastlePoint for our sponsorship and formation activities. We also recorded a $54,000 loss representing our 8.6% equity in CastlePoint's net loss for the three months ended June 30, 2006. See -- "Notes to Consolidated Financial Statements --Investments in Unconsolidated Affiliate" elsewhere in this report for further details regarding gains and losses recorded on these transactions.

     Income tax expense. Our income tax expense was $6.6 million for the three months ended June 30, 2006 compared to $2.4 million for the same period in 2005. The increase was due primarily to the increase in income before income taxes. The effective income tax rate was 34.8% for the three months ending June 30, 2006 compared to 33.7% for the same period in 2005. The higher effective tax rate in the second quarter of 2006 was due to a proportionally smaller benefit from tax-exempt interest income compared to the same period of 2005 as the result of a smaller percentage of our investment portfolio represented by municipal securities.

     Net income and return on average equity. Our net income and annualized return on average equity was $12.3 million and 31.8%, respectively, for the three months ended June 30, 2006 compared to $4.8 million and 14.3%, respectively, for the same period in 2005. For the second quarter of 2006, the return was calculated by dividing annualized net income of $49.1 million by an average stockholders' equity of $154.4 million. The effects of the commutation and novation transactions and the gains recorded on the CastlePoint investment and warrant added $4.6 million to our net income and 11.6% percentage points to our annualized return on average equity for the second quarter of 2006. For the second quarter of 2005, the return was calculated by dividing annualized net income of $19.1 million by an average stockholders' equity of $133.6 million



     Consolidated Results of Operations Six Months Ended June 30, 2006 and 2005


     Total revenues. Total revenues increased by 59.6% to $148.3 million for the six months ended June 30, 2006 compared to $92.9 million for the same period in 2005. The increase is primarily due to the increase in net premiums earned, total commission and fee income, net investment income and net realized investment gains. Net earned premiums represented 78.6% of total revenues for the six months ended June 30, 2006 compared to 72.8% for the same period in 2005. Net investment income, excluding realized capital losses, represented 6.7% and 6.8% of total revenues for the six months ended June 30, 2006 and June 30, 2005, respectively. In addition, total commission and fee income increased to $22.0 million or 14.8% of total revenue for the six months ended June 30, 2006 compared to $18.7 million, or 20.2% of total revenue, for the same period in 2005.

     Premiums earned. Net premiums earned increased by 72.4% to $116.5 million for the six months ended June 30, 2006 compared to $67.6 million for the same period in 2005. The increase in net premiums earned was due to the overall increase in gross premiums written through June 30, 2006 and the novation agreements with PXRE, which added $11.4 million to gross and net premiums earned in the six months ended June 30, 2006. Since we did not place quota share reinsurance in the first quarter of 2006, pending the formation of CastlePoint Reinsurance, we ceded $40.9 million of unearned premiums as of April 1, 2006, and $30.0 million of premiums written on policies that began during the second quarter of 2006 with both cessions reflecting a 30% quota share ceding percentage as compared to 25% in the six months ended June 30, 2005. The cession to CastlePoint Reinsurance of ceded unearned premiums as of April 1, 2006 increased the amount of ceded premiums earned during the six months ended June 30, 2006 by $9.7 million and includes business written and previously retained by the Company for the 2005 underwriting year.

     Commission and fee income. Total commission and fee income increased by 17.2% to $22.0 million in the six months ended June 30, 2006 compared to $18.7 million in the same period of 2005. This was due to the increase in ceding commission revenue as a result of the increase in ceded premiums earned and ceding commission revenue recognized during the second quarter due to the additional premiums earned ceded to CastlePoint Reinsurance as of April 1, 2006. This increase was offset in part by a reduction in fee income in our Insurance Services Segment as more policies previously produced in that segment are written in our Insurance Segment. Additionally, as a result of the commutation agreements with PXRE, we recorded a charge of $3.2 million to ceding commissions representing the difference between the carried amount of commissions due from PXRE and the amount received at an estimated present value. For the six months ended June 30, 2006 the change in estimated sliding scale commission rate for commissions earned in prior periods in both the Insurance Segment and the Insurance Services Segment resulted in a net increase of $0.6 million of commission and fee income compared to a $0.3 million net reduction for the same period of 2005.

     Net investment income and realized gains. Net investment income increased by 56.8% to $10.0 million for the six months ended June 30, 2006 compared to $6.3 million for the same period in 2005. This resulted from an increase in invested assets to $395.4 million as of June 30, 2006 compared to $298.4 million as of June 30, 2005, excluding our investments in statutory business trusts underlying our trust preferred securities. Net cash flow provided by operations, including $37.0 million of cash received from PXRE resulting from the commutation and novation transactions, contributed to the $38.2 million increase in invested assets during the six months ended June 30, 2006. On a tax equivalent basis, the yield was 5.4% as of June 30, 2006 and 5.1% as of June 30, 2005.

     Net realized capital losses were $0.1 million in the six months ended June 30, 2006 compared to net realized capital gains of $0.2 million for the same period in 2005. There was no impact on net realized gains attributable to adjustments for other than temporary impairment of securities held during the six months ended June 30, 2006 or during the same period in 2005.

     Loss and loss adjustment expenses. Gross loss and loss adjustment expenses and the gross loss ratio for the insurance and reinsurance segments combined for the six months ended June 30, 2006 were $101.9 million and 59.2%, respectively, compared to $57.5 million and 57.0%, respectively, for the same period in 2005. The net loss ratio for the combined segments was 64.0% for the six months ended June 30, 2006 as compared to 59.3% in the same period of 2005. The net loss ratio for the six months ended June 30, 2006 reflected a $1.6 million charge resulting from the commutation agreements with PXRE. In addition to the commutation agreements with PXRE, we executed novation agreements with PXRE relating to other reinsurance agreements covering business written in 2001, 2002 and 2003. These agreements were written by other insurance companies managed on their behalf by TRM. The Company assumed loss liabilities of $12.2 million and received consideration of $11.4 million as a result of the novation agreements with PXRE. Since novation transactions are recorded by including the consideration received as premiums written and earned and the liabilities assumed as losses incurred, the net loss ratio was also affected. The PXRE transactions added 6.1 percentage points to the net loss ratio.

     Operating expenses. Operating expenses increased by 43.2% to $53.9 million for the six months ended June 30, 2006 from $37.7 million for the same period in 2005. The increase was due primarily to the increase in underwriting expenses resulting from the growth in premiums earned. Operating expenses for the six months ending June 30, 2006 also include organizational and start up costs of approximately $0.5 million related to our sponsorship of CastlePoint which was a wholly owned subsidiary during the first quarter of 2006.

     Interest expense. Our interest expense increased for the six months ended June 30, 2006 to $3.2 million compared to $2.3 million for the same period in 2005. The increase resulted from $0.5 million of new interest expense from the $20.6 million of subordinated debentures issued on March 31, 2006, $0.2 million resulting from an increase in interest rates on the floating rate portions of our subordinated debentures and $0.2 million as a result of crediting reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables.

         Other Income. See discussion above regarding "Other Income" for the three months ended June 30, 2006.

     Income tax expense. Our income tax expense was $10.2 million for the six months ended June 30, 2006 compared to $4.4 million for the same period in 2005. The increased income tax expense was due primarily to the increase in income before income taxes. The effective income tax rate was 35.2% for the six months ending June 30, 2006 compared to 34.3% for the same period in 2005. The higher effective tax rate for the six months ending June 30, 2006 was due primarily to organizational and start up costs relating to our sponsoring CastlePoint that are not deductible for tax purposes. The effects of the non-deductible expenses increased the effective tax rate of the first six months of 2006 by 0.9 %.

     Net income and return on average equity. Our net income and annualized return on average equity was $18.8 million and 24.7%, respectively, for the six months ended June 30, 2006 compared to $8.5 million and 12.7%, respectively, for the same period in 2005. For the six months ended June 30, 2006, the return was calculated by dividing annualized net income of $37.7 million by an average stockholders' equity of $152.4 million. The net effects of the commutation and novation transactions, as well as the gains recorded on the CastlePoint investment and warrant added $4.1 million to our net income and 5.1 percentage points to our annualized return on average equity for the six months ended June 30, 2006. For the first six months ended June 30, 2005, the return was calculated by dividing annualized net income of $17.0 million by an average stockholders' equity of $133.4 million.


Insurance Segment Results of Operations

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                      June 30,
                                                     -----------------------     -------------------------
                                                        2006         2005           2006           2005
                                                     ----------  -----------     ----------    -----------
                                                                          ($ in thousands)
Revenues
Earned premiums
     Gross premiums earned                           $  82,234     $  54,630     $ 158,156     $ 100,079
     Less: ceded premiums earned                       (36,263)      (17,436)      (55,596)      (33,252)
                                                     ---------     ---------     ---------     ---------
     Net premiums earned                                45,971        37,194       102,560        66,827
Ceding commission revenue                               10,077         5,330        17,379        11,176
Policy billing fees                                        272           230           539           426
                                                     ---------     ---------     ---------     ---------
Total                                                   56,320        42,754       120,478        78,429
Expenses
Loss and loss adjustment expenses
     Gross loss and loss adjustment expenses            45,577        31,218        88,493        57,509
     Less: ceded loss and loss adjustment expenses     (17,368)       (9,421)      (27,451)      (17,932)
                                                     ---------     ---------     ---------     ---------
     Net loss and loss adjustment expenses              28,209        21,797        61,042        39,577
Underwriting expenses
     Direct commission expense                          13,915         9,490        26,240        17,063
     Other underwriting expenses                        10,261         7,378        21,335        14,299
                                                     ---------     ---------     ---------     ---------
Total underwriting expenses                             24,176        16,868        47,575        31,362
                                                     ---------     ---------     ---------     ---------
Underwriting Profit                                  $   3,935     $   4,089     $  11,861     $   7,490
                                                     =========     =========     =========     =========
Key Measures
Premiums written
     Gross premiums written                          $ 107,825     $  83,634     $ 191,256     $ 147,936
     Less: ceded premiums written                      (78,941)      (24,782)      (83,436)      (44,056)
                                                     ---------     ---------     ---------     ---------
     Net premiums written                            $  28,884     $  58,852     $ 107,820     $ 103,880
                                                     =========     =========     =========     =========
Loss Ratios
Gross                                                     55.4%         57.1%         56.0%         57.5%
Net                                                       61.4%         58.6%         59.5%         59.2%
Accident Year Loss Ratio
Gross                                                     55.0%         57.3%         56.2%         57.6%
Net                                                       58.2%         58.9%         58.6%         59.4%
Underwriting Expense Ratios
Gross                                                     29.1%         30.5%         29.7%         30.9%
Net                                                       30.1%         30.4%         28.9%         29.6%
Combined Ratios
Gross                                                     84.5%       87.6.%          85.7%         88.4%
Net                                                       91.5%         89.0%         88.4%         88.8%

Insurance  Segment  Results of  Operations  Three Months Ended June 30, 2006 and
2005


     Gross premiums. Gross premiums written increased by 28.9% to $107.8 million for the three months ended June 30, 2006 compared to $83.6 million for the same period in 2005. Gross premiums earned increased by 50.5% to $82.2 million for the three months ended June 30, 2006 compared to $54.6 million for the same period in 2005. Policies in force increased by 20.9% as of June 30, 2006 compared to June 30, 2005. Additionally, during the second quarter of 2006, premium increases on renewed business averaged 7.6% in personal lines and 4.6% in commercial lines. The retention rate was 91% for personal lines and 89% for commercial lines. New business written during the second quarter of 2006 through former OneBeacon producers that we appointed in connection with the renewal rights transaction amounted to $5.8 million compared to $3.7 million in the same period of 2005.

     Ceded premiums. Ceded premiums written increased by 218.5% to $78.9 million for the three months ended June 30, 2006 compared to $24.8 million for the same period in 2005. In April 2006, we entered into three multi-year quota share reinsurance agreements with CastlePoint Reinsurance. Since we did not place quota share reinsurance in the first quarter of 2006 pending the formation of CastlePoint, for the three months ended June 30, 2006, we ceded $70.9 million of premiums written to CastlePoint Reinsurance including $40.9 million of unearned premiums as of April 1, 2006 and began ceding quota share reinsurance amounting to $30.0 million of premiums written on policies written in the second quarter of 2006. Both cessions reflected a 30% quota share ceding percentage as compared to 25% in 2005. The effect of these cessions on ceded premiums earned was $9.7 million in the second quarter of 2006 attributable to business written and previously retained by the Company for the 2005 underwriting year. Two of the multi-year quota reinsurance agreements call for our insurance subsidiaries to cede between 25% and 45%, subject to periodic adjustment, of the premiums and losses on our brokerage business that we have historically written through our retail and wholesale agents and traditional program business written through program underwriting agencies comprised of classes of business that we have historically written. The third agreement calls for an 85% cession of specialty business to CastlePoint Reinsurance.

     Net premiums. Net premiums written decreased by 50.9% to $28.9 million for the three months ended June 30, 2006 compared to $58.9 million for the same period in 2005. This decrease was due to the $40.9 million cession of unearned premiums to CastlePoint Reinsurance in the second quarter of 2006, as discussed above, and our decision to increase the quota share ceding percentage to 30% as compared to 25% in the same period in 2005. Net premiums earned increased by 23.6% to $46.0 million in the three months ended June 30, 2006 compared to $37.2 million in the same period in 2005 driven primarily by the increase in gross premiums earned offset, in part, by the increase in the quota share ceding percentage to 30% in 2006 from 25% in 2005.

     Ceding commission revenue. Ceding commission revenue increased by 89.1% to $10.1 million for the three months ended June 30, 2006 compared to $5.3 million for the same period in 2005 largely due to the 108.0% increase in ceded premiums earned described above. This increase was reduced, in part, by a lower quota share ceding commission rate of 34% as compared to a ceding commission rate of 42% in the three months ended June 30, 2005. Additionally, as a result of the commutation agreements with PXRE we recorded a charge of $3.2 million to ceding commissions representing the difference between the carried amount of commissions due from PXRE and the amount received at an estimated present value. This was partially offset by an increase in ceding commission income of $0.4 million resulting from a decrease in the ceded loss ratio on a prior year quota treaty recognized in the second quarter of 2006. In comparison, the Company recognized a decrease during the second quarter of 2005 in ceding commission revenues of $0.8 million.

     Loss and loss adjustment expenses and loss ratio. Gross and net loss and loss adjustment expenses were $45.6 million and $28.2 million, respectively, for the three months ended June 30, 2006 compared with $31.2 million and $21.8 million, respectively, for the same period in 2005. Our gross loss ratio was 55.4% for the three months ended June 30, 2006 as compared with 57.1% for the same period in 2005. The net loss ratio was 61.4% for the three months ended June 30, 2006 and reflected the $1.6 million charge resulting from the commutation agreements with PXRE referred to previously. The effect of the commutation added 3.5 percentage points to the net loss ratio as compared to 58.6% in the same period of 2005. An increase in net premiums earned reduced the effect of catastrophe reinsurance premiums on the loss ratio in the three months ended June 30, 2006. The improvements in the net loss ratio as compared to 2005, excluding the impact of PXRE, was due in part to the increase in net premiums earned which reduced the effect of the Catastrophe Reinsurance costs of the net loss ratio. The We ceded catastrophe reinsurance premiums equal to 2.8% of net earned premiums during the three months ended June 30, 2006 as compared to 3.4% in the same period in 2005. Excluding the $1.6 million of losses incurred as a result of the commutation with PXRE, there was a slight favorable development of $0.2 million on a net basis in the second quarter of 2006 compared to a similarly slight favorable development of $0.1 million on prior years' net loss reserves in the same period of 2005.

     Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing between TICNY and TRM. See "Insurance Services Segment Results of Operations" for the amounts of loss and loss adjustment expense reimbursements.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $24.2 million for the three months ended June 30, 2006 as compared with $16.9 million for the same period in 2005. Our gross expense ratio was 29.1% for the three months ended June 30, 2006 as compared with 30.5% for the same period in 2005.

     The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned was 16.9% for the three months ended June 30, 2006, compared to 17.4% for the same period in 2005. The lower ratio was attributable primarily to an increase in the number of larger policies that carry a lower commission rate.

     The underwriting expense portion of the gross expense ratio was 12.2% for the three months ended June 30, 2006 as compared to 13.1% for the same period in 2005. Although underwriting expenses increased due to the growth in premium volume, the gross underwriting expense ratio declined as gross premiums earned increased more rapidly than underwriting expenses.

     The net underwriting expense ratio, which reflects the benefit of ceding commission revenue that lowers the gross expense ratio, was 30.1% for the three months ended June 30, 2006 as compared to 30.4% for the same period in 2005. The net expense ratio was adversely affected by the reduction in ceding commissions of $3.2 million resulting from the commutations with PXRE, which added 7.1 percentage points to the net expense ratio. The net expense ratio for the second quarter of 2006 also included the benefit of additional ceding commission revenue recognized during the second quarter due to the additional premiums earned, which were ceded to CastlePoint Reinsurance as of April 1, 2006.

     Underwriting profit and combined ratio. The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $3.9 million in the second quarter of 2006 and $4.1 million in the same period in 2005. The gross combined ratio was 84.5% for the three months ended June 30, 2006 as compared with 87.6% for the same period in 2005. The decrease in the gross combined ratio in the second quarter of 2006 resulted primarily from a decrease in both the gross loss ratio and the gross underwriting expense ratio. The net combined ratio was 91.5% for the three months ended June 30, 2006 as compared to 89.0% for the same period in 2005. The increase in the net combined ratio resulted from an increase in the net loss ratio due to the effects of the commutation. The commutation reduced underwriting profit by $ 4.8 million and increased the net combined ratio by
10.6 percentage points. The net combined ratio, excluding the effects of the PXRE transactions, benefited from the additional ceding commission revenue referred to above.


Insurance Segment Results of Operations Six Months Ended June 30, 2006 and 2005


     Gross premiums. Gross premiums written increased by 29.3% to $191.3 million for the six months ended June 30, 2006 compared to $147.9 million for the same period in 2005. Gross premiums earned increased by 58.0% to $158.2 million for the six months ended June 30, 2006 compared to $100.1 million for the same period in 2005. Policies in force increased by 20.9% as of June 30, 2006 compared to June 30, 2005. Additionally, during the first six months of 2006, premium increases on renewed business averaged 7.6% in personal lines and 4.5% in commercial lines. The retention rate was 90% for personal lines and 86% for commercial lines. New business written during the first six months of 2006 through former OneBeacon producers that we appointed in connection with the renewal rights transaction amounted to $11.2 million compared to $8.6 million in the same period of 2005.

     Ceded premiums. Ceded premiums written increased by 89.4% to $83.4 million for the six months ended June 30, 2006 compared to $44.1 million for the same period in 2005. In April 2006, we entered into three multi-year quota share reinsurance agreements with CastlePoint Reinsurance. Since we did not place quota share reinsurance in the first quarter of 2006, in the second quarter we ceded $70.9 million to CastlePoint Reinsurance including a $40.9 million of unearned premiums and began ceding quota share reinsurance amounting to $30.0 million of premiums on policies which were written during the second quarter of 2006. Both cessions reflected a 30% quota share ceding percentage as compared to 25% in 2005. The effect on ceded premiums earned was $9.7 million in the six months ended June 30, 2006 attributable to business written and previously retained by the Company for the 2005 underwriting year.

     Net premiums. Net premiums written increased by 3.8% to $107.8 million for the six months ended June 30, 2006 compared to $103.9 million for the same period in 2005 notwithstanding the 29.3% increase in gross premiums written. This was due to the $40.9 million in unearned premiums that we ceded to CastlePoint Reinsurance in the second quarter of 2006, as discussed above, and our decision to increase the quota share ceding percentage to 30% as compared to 25% in the same period in 2005.

       Net premiums earned increased by 53.5% to $102.6 million in the six months ended June 30, 2006 compared to $66.8 million in the same period in 2005 and was in line with the 58% increase in gross premiums earned but reflected the higher quota share ceding percentage of 30% in 2006 as compared to 25% in 2005.

     Ceding commission revenue. Ceding commission revenue increased by 55.5% to $17.4 million for the six months ended June 30, 2006 compared to $11.2 million for the same period in 2005 due to the 67.2% increase in ceded premiums earned offset, in part, by a lower quota share ceding commission rate of 34% as compared to a ceding commission rate of 42% in the six months ended June 30, 2005. Additionally, as referred to above in the discussion regarding the second quarter of 2006, as a result of the commutation agreements with PXRE we recorded a charge of $3.2 million to ceding commissions. Ceding commission revenue included $0.8 million in the six months ended June 30, 2006 as a result of an improvement in the ceded loss ratios on prior years' quota share treaties compared to decrease in ceding commission revenue of $0.7 million in the same period in 2005.

     Loss and loss adjustment expenses and loss ratio. Gross and net losses and loss adjustment expenses were $88.5 million and $61.0 million, respectively, for the six months ended June 30, 2006 compared with $57.5 million and $39.6 million, respectively, for the same period in 2005. Our gross loss ratio was 56.0% for the six months ended June 30, 2006 as compared with 57.5% for the same period in 2005. The net loss ratio was 59.5% for the six months ended June 30, 2006 and reflected the $1.6 million charge resulting from the commutation agreement with PXRE referred to previously. The effect of the commutation added
1.5 percentage points to the net loss ratio in the six months ended June 30, 2006 as compared to 59.2% in the same period of 2005. An increase in net premiums earned reduced the effect of catastrophe reinsurance premiums on the loss ratio. The improvements in the net loss ratio as compared to 2005, excluding the impact of PXRE, was due in part to an increase in net premiums earned which reduced the effect of the catastrope reinsurance costs on the net loss ratio. We ceded catastrophe reinsurance premiums equal to 2.4% of net premiums earned during the six months ended June 30, 2006 as compared to 3.3% in the same period in 2005. There was favorable development from prior years' loss gross reserves of approximately $0.4 million and excluding the $1.6 million of losses incurred which resulted from the commutation with PXRE, there was favorable development on a net basis of approximately $0.7 million in the first six months of 2006 compared to a favorable development of $0.1 million on a gross and net basis in 2005. Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing arrangement between TICNY and TRM. See "Insurance Services Segment Results of Operations" for the amounts of loss and loss adjustment expense reimbursements.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $47.6 million for the six months ended June 30, 2006 as compared with $31.4 million for the same period in 2005. Our gross expense ratio was 29.7% for the six months ended June 30, 2006 as compared with 30.9% for the same period in 2005.

     The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 16.6% for the six months ended June 30, 2006, compared to 17.1% for the same period in 2005. The lower ratio was attributable primarily to an increase in the number of larger policies that carry a lower commission rate.

     The underwriting expense portion of the gross expense ratio was 13.2% for the six months ended June 30, 2006 as compared to 13.9% for the same period in 2005. Although underwriting expenses increased due to the growth in premium volume, the gross ratio declined as gross premiums earned increased more rapidly than underwriting expenses.

     The net underwriting expense ratio was 28.9% for the six months ended June 30, 2006 as compared to 29.6% for the same period in 2005. The net expense ratio, which reflects ceding commission revenue, was affected by the reduction in ceding commissions of $3.2 million resulting from the commutations with PXRE which added 3.1 percentage points to the net expense ratio. The net expense ratio for the six months ended June 30, 2006 also included the benefit of additional ceding commision revenue recognized during the second quarter due to the additional premiums earned, which were ceded to CastlePoint Reinsurance as of April 2, 2006.

     Underwriting profit and combined ratio. The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $11.9 million in the first six months of 2005 and $7.5 million in the same period in 2005. The gross combined ratio was 85.7% for the six months ended June 30, 2006 as compared with 88.4% for the same period in 2005. The decrease in the gross combined ratio in the first six months of 2006 resulted primarily from a decrease in both the gross loss ratio and gross underwriting expense ratio. The net combined ratio was 88.4% for the six months ended June 30, 2006 as compared to 88.8% for the same period in 2005. The decrease in the net combined ratio resulted from a decrease in the net underwriting expense ratio described above. The effects of the commutations reduced underwriting profits by $4.8 million and added 4.6 percentage points to the net combined ratio.

Reinsurance Segment Results of Operations

                                               Three Months Ended           Six Months Ended
                                                    June 30,                   June 30,
                                              ----------------------     ---------------------
                                                2006         2005          2006         2005
                                              ---------  -----------     --------      -------
                                                                          ($ in thousands)
Revenues
Premiums earned
     Gross premiums earned                     $ 13,334     $    430     $ 14,028     $    849
     Less: ceded premiums earned                    (18)         (33)         (45)         (67)
                                               --------     --------     --------     --------
     Net premiums earned                         13,316          397       13,983          782
                                               --------     --------     --------     --------
Expenses
Loss and loss adjustment expenses
     Gross loss and loss adjustment expenses     12,985          200       13,381          (14)
     ceded loss and loss adjustment expenses        231           16          212          512
                                               --------     --------     --------     --------
     Net loss and loss adjustment expenses       13,216          216       13,593          498
Underwriting expenses
     Ceding commission expense                      618            5          770           13
     Other underwriting expenses                    248           32          349           71
                                               --------     --------     --------     --------
Total underwriting expenses                         866           37        1,119           84
                                               --------     --------     --------     --------
Underwriting  (Loss) Profit                    $   (766)    $    144     $   (729)    $    200
                                               ========     ========     ========     ========
Key Measures
Premiums written
     Gross premiums written                    $ 16,589     $    372     $ 20,531     $    738
     Less: ceded premiums written                  --            (39)        --            (72)
                                               --------     --------     --------     --------
     Net premiums written                      $ 16,589     $    333     $ 20,531     $    666
                                               ========     ========     ========     ========
Loss Ratios
Gross                                              97.4%        46.5%        95.4%       -1.6%
Net                                                99.2%        54.4%        97.2%        63.7%
Accident Year Loss Ratios
Gross                                              99.5%        50.9%        97.6%        55.4%
Net                                                99.5%        55.2%        97.6%        60.1%
Underwriting Expense Ratios
Gross                                               6.5%         8.6%         8.0%         9.9%
Net                                                 6.5%         9.3%         8.0%        10.8%
Combined Ratios
Gross                                             103.9%        55.1%       103.4%         8.3%
Net                                               105.8%        63.7%       105.2%        74.5%

Reinsurance Segment Results of Operations Three Months Ended June 30, 2006 and 2005


     Gross premiums. Gross premiums written, which are premiums assumed on business produced by TRM for its issuing companies in the Insurance Service Segment, increased to $16.6 million for the three months ended June 30, 2006 as compared to $0.4 million for the same period in 2005. The large increase in gross premiums written was due to our having entered into novation agreements with PXRE in June 2006, which increased assumed premiums written by $11.4 million. Novation transactions are recorded by including the consideration as premiums written and earned and the liabilities assumed as losses incurred. Additionally, we decided to assume substantially all of the premiums placed through the Insurance Services Segment. Previously we had assumed premiums only on an excess of loss basis. Gross premiums earned increased to $13.3 million from $0.4 million in the second quarter of 2005 due to the significant increase in gross premiums written and the novation agreements with PXRE.

     Net premiums. Net premiums written increased to $16.6 million for the three months ended June 30, 2006 as compared to $0.3 million for the same period in 2005. The increase in net premiums written was due to the novation agreements with PXRE, which increased gross and net premiums written by $11.4 million, and our decision to assume as gross premiums substantially all of the premiums placed through the Insurance Services Segment. Net premiums earned increased to $13.3 million for the three months ended June 30, 2006 as compared to $0.4 million for the same period of 2005 as a result of the increase in gross premiums earned, which included the premiums arising from the novation agreements with PXRE.

     Loss and loss adjustment expenses and loss ratio. Gross loss and loss adjustment expenses were $13.0 million for the three months ended June 30, 2006 as compared to $0.2 million for the same period in 2005. Net losses were $13.2 million for the three months ended June 30, 2006 as compared to $0.2 million for the same period in 2005. The gross and net loss ratios were 97.4% and 99.2%, respectively for the three months ended June 30, 2006 as compared to 46.5% and 54.4%, respectively, in the same period in 2005. The effects of the novation agreements added $12.2 million to the gross and net loss adjustment expenses and added 56.7 percentage points and 45.9 percentage points to the gross and net loss ratios for the second quarter of 2006, respectively.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses for the reinsurance segment are comprised of ceding commission expense paid to TRM's issuing companies and other third-party reinsurers to acquire premiums and this segment's allocated share of other underwriting expenses. Gross underwriting expenses increased for the three months ended June 30, 2006 to $0.9 million compared to only $37,000 in the same period in 2005. These increases resulted from a 30% commission paid to an issuing carrier. In 2005, this segment assumed premiums on an excess of loss basis, which did not incur a commission payment. Additionally, the increase in gross premiums written resulted in an increase in the allocated share of other underwriting expenses to this segment. The gross and net underwriting expense ratios were 6.5% for the three months ended June 30, 2006 compared to 8.6% and 9.3%, respectively, for the same period in 2005. The lower gross and net underwriting expense ratios were the direct result of the $11.4 million of additional gross and net premiums earned from the PXRE novation. The effects of the PXRE novation reduced the gross and net underwriting expense ratios by 39.2 percentage points and 39.6 percentage points, respectively.

     Underwriting profit (loss) and combined ratio. The underwriting loss from assumed reinsurance for the second quarter of 2006 was $0.8 million compared to an underwriting profit of $0.1 million for the second quarter of 2005 and includes a charge of $0.8 million resulting from the novation agreements with PXRE. The net combined ratio was 105.8% for the second quarter of 2006 compared to 63.7% for the second quarter of 2005. The higher net combined ratio for the second quarter of 2006 was a result of the increased net loss ratio as explained above.

     The gross combined ratio increased to 103.9% for the second quarter of 2006 compared to 55.1% for the second quarter of 2005 due to an increase in the gross loss ratio to 97.4% for the second quarter of 2006 compared to 46.5% for the second quarter of 2005.

     The effect of the novation agreements with PXRE added 17.5 percentage points and 6.2 percentage points to the gross and net combined ratios in the second quarter of 2006.


Reinsurance  Segment  Results of  Operations  Six Months Ended June 30, 2006 and
2005


     Gross premiums. Gross premiums written increased to $20.5 million for the six months ended June 30, 2006 as compared to $0.7 million for the same period in 2005. This increase was due to our having entered into novation agreements with PXRE in June 2006 which increased assumed premiums written by $11.4 million and our decision to assume substantially all of the premiums placed through the Insurance Services Segment. Gross premiums earned increased to $14.0 million for the six months ended June 30, 2006 from $0.8 million in the six months ended June 30, 2005 due to the significant increase in gross premiums written and the novation agreements with PXRE.

     Net premiums. Net premiums written increased to $20.5 million for the six months ended June 30, 2006 as compared to $0.7 million for the same period in 2005. The increase in net premiums written was due to an increase in gross premiums as discussed above. Net premiums earned increased to $14.0 million for the six months ended June 30, 2006 as compared to $0.8 million for the same period of 2005 as a result of the increase in gross premiums earned, which included the premiums arising from the novation agreements with PXRE.

     Loss and loss adjustment expenses and loss ratio. Gross loss and loss adjustment expenses were $13.4 million for the six months ended June 30, 2006 as compared to negative $14,000 for the same period in 2005. Net losses were $13.6 million for the six months ended June 30, 2006 as compared to $0.5 million for the same period in 2005. Both gross and net losses for the six months ended June 30, 2006 were increased by $12.2 million as a result of the novation agreements with PXRE. The gross and net loss ratios were 95.4% and 97.2%, respectively for the six months ended June 30, 2006 as compared to negative 1.6% and 63.7%, respectively in the same period in 2005. The gross loss ratio was negative 1.6 % in the first six months of 2005 due to a favorable prior year loss reserve development of $0.5 million which fully offset gross accident year losses. The effect of the novation agreements added 50.3 percentage points and 43.0 percentage points to the gross and net loss ratio, respectively, for the six months ending June 30, 2006.

     Underwriting expenses and underwriting expense ratio. Gross underwriting expenses increased for the six months ended June 30, 2006 to $1.1 million as compared to $0.1 million for the same period in 2005. Our net underwriting expense ratio decreased to 8.0% for the six months ended June 30, 2006 from 10.8% for the same period in 2005. These increases resulted from a 30% commissions paid to an issuing carrier. In 2005, this segment assumed premiums on an excess of loss basis which did not incur a commission payment. Additionally, the increase in gross premiums written resulted in an increase in the allocated share of other underwriting expenses to this segment. The gross and net underwriting expense ratios were 8.0% for the six months ended June 30, 2006 compared to 9.9% and 10.8%, respectively, for the same period last year. The lower gross and net underwriting expense ratios were the direct result of the $11.4 million of additional gross and net premiums earned from the PXRE novation. The effects of the PXRE novation reduced the gross and net underwriting expense ratios by 35.3 percentage points and 36.0 percentage points, respectively, for the six months ended June 30, 2006.

     Underwriting (loss) profit and combined ratio. The underwriting loss from assumed reinsurance for the six months ended June 30, 2006 was $0.7 million compared to underwriting profit of $0.2 million for the same period of 2005 and includes the charge of $0.8 million resulting from the novation agreements with PXRE. The net combined ratio was 105.2% for the six months ended June 30, 2006 compared to 74.5% for the same period of 2005. The higher net combined ratio for the first six months of 2006 was the result of the increased net loss ratio as explained above.

     The gross combined ratio increased to 103.4% for the six months ended June 30, 2006 compared to 8.3% for the same period of 2005 due to the increase in the gross loss ratio. The effects of the novation agreements added 15.1 percentage points and 7.0 percentage points to the gross and net combined ratios for the six months ended June 30, 2006.



Insurance Services Segment Results of Operations

                                                              Three Months Ended                Six Months Ended
                                                                   June 30,                          June 30,
                                                        -------------------------------  -----------------------------
                                                             2006             2005            2006            2005
                                                        ------------     --------------  -------------   -------------
                                                                                ($ in thousands)
Revenues
Direct commission revenue from managing general agency  $      1,105     $       2,166   $       1,911   $       4,691
Claims administration revenue                                    922             1,097           1,884           2,150
Reinsurance intermediary fees(1)                                 174                79             235             282
Policy billing fees                                                2                 6               5              11
                                                        ------------     --------------  -------------   -------------
Total Revenues                                                 2,203             3,348           4,035           7,134
                                                        ------------     --------------  -------------   -------------

Expenses
Direct commissions expense paid to producers                     731             1,174           1,334           2,385
Other insurance services expenses(2)                             305               455             542             940
Claims expense reimbursement to TICNY                            911             1,091           1,869           2,141
                                                        ------------     --------------  -------------   -------------
Total Expenses                                                 1,947             2,720           3,745           5,466
                                                        ------------     --------------  -------------   -------------
Insurance Services Pre-tax Income                       $        256     $         628   $         290   $       1,668
                                                        ============     ==============  =============   =============
Premium produced by TRM on behalf of issuing companies  $      4,834     $       8,431   $       8,862   $      16,875
                                                        ============     ==============  =============   =============

(1)The reinsurance intermediary fees include commissions earned for placement of reinsurance on behalf of TICNY.

(2)Consists of underwriting expenses reimbursed to TICNY pursuant to an expense sharing agreement.


Insurance Services Segment Results of Operations Three Months Ended June 30, 2006 and 2005


     Total revenues. Total revenues for the insurance services segment were $2.2 million for the three months ended June 30, 2006 as compared with $3.3 million for the same period in 2005. The principal components of total revenues for our insurance services segment are direct commission revenue, claims administration revenue and reinsurance intermediary fees. The decrease in total revenues was primarily due to direct commission revenue that decreased by 49.0% to $1.1 million for the second quarter of 2006 compared to $2.2 million for the second quarter of 2005. Claims administration revenues decreased slightly to $1.0 million in the second quarter of 2006 compared to $1.1 million in the same period of last year. Reinsurance intermediary fees revenue increased by 120.3% to $0.2 million for the second quarter of 2006 as compared to $0.1 million for the second quarter of 2005 from increased reinsurance premiums. As a result of the PXRE novation, TRM increased its direct commission revenue by $0.2 million.

     Direct commission revenue is dependent upon the premiums and losses on business produced by TRM on behalf of its issuing companies. For the second quarter of 2006, direct commission revenues decreased by 48.9% to $1.1 million compared to $2.2 million for the second quarter of 2005 as a result in the decrease in premiums produced by TRM as more policies were renewed in the Insurance Segment. Premiums produced by TRM decreased by 42.7% to $4.8 million in the second quarter of 2006 as compared to $8.4 million in the same period of 2005. In addition there was an increase in commission revenue of $0.1 million the second quarter of 2006 as a result of favorable loss development on the premiums produced in prior years compared to a reduction of $0.1 million in the same period of last year. As a result of the PXRE novation, TRM recognized $0.2 million of direct commission revenue.


     Direct commission expense. TRM's direct commission expense rate was 15.1% for the second quarter of 2006 compared to 13.9% for the second quarter of 2005 as the majority of premiums in 2006 are on smaller policies that typically carry a higher commission rate as compared to 2005 in which there were larger proportions of policies with larger premiums and lower commission rates.

     Other insurance services expenses. The amount of reimbursement for underwriting expenses by TRM to TICNY in the second quarter of 2006 was $0.3 million as compared to $0.5 million in the second quarter of 2005. The decrease resulted from the decrease in premiums produced.

     Claims expense reimbursement. The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY in the second quarter of 2006 was $0.9 million as compared to $1.1 million in the second quarter of 2005 due to a decrease in the number of claims handled.

     Pre-tax income. Pre-tax income in the second quarter of 2006 decreased by 59.2% to $0.3 million as compared to $0.6 million in the second quarter of 2005. The decrease was due to the decrease in premiums produced offset partially by a favorable adjustment in direct commission revenue of $0.1 million in the three months ended June 30, 2006 as compared to the unfavorable adjustment in direct commission income of $0.1 million resulting from favorable and unfavorable loss development on premiums produced in prior periods for the three months ended June 30, 2006 and June 30, 2005, respectively.



Insurance Services Segment Results of Operations Six Months Ended June 30, 2006 and 2005


     Total revenues. Total revenues for the insurance services segment were $4.0 million for the six months ended June 30, 2006 as compared with $7.1 million for the same period in 2005. The decrease in total revenues was primarily due to direct commission revenue that decreased by 59.3% to $1.9 million for the first six months of 2006 compared to $4.7 million for the same period of 2005 and reinsurance intermediary fees that decreased by 16.7% to $0.2 million in the first six months of 2006 compared to $0.3 million in the same period of last year. Claims administration revenue decreased by 12.4% to $1.9 million for the six months of 2006 as compared to $2.2 million for the same period last year. As a result of the PXRE novation, TRM increased its direct commission revenue by $0.2 million.


      For the first six months of 2006, direct commission revenues decreased as compared to last year as a result of the 47.5% decrease in premiums produced by TRM to $8.9 million from $16.9 million as more policies were renewed in the Insurance Segment. In addition there was a reduction in commission revenue of $0.2 million the six months ended June 30, 2006 as a result of unfavorable loss development on the premiums produced in prior years compared to additional commission income of $0.4 million resulting from favorable loss development on premiums produced in prior periods for the six months ended June 30, 2005. As a result of the PXRE novation, TRM recognized $0.2 million of direct commission revenue.


     Direct commission expense. TRM's direct commission expense rate was 15.1% for the first six months of 2006 compared to 14.1% for the same period last year as the majority of premiums in 2006 are on smaller policies that typically carry a higher commission rate as compared to 2005 in which there were larger proportions of policies with larger premiums and lower commission rates.

     Other insurance services expenses. The amount of reimbursement for underwriting expenses by TRM to TICNY in the first six months of 2006 was $0.5 million as compared to $0.9 million in the same period last year. The decrease resulted from the decrease in premiums produced.

     Claims expense reimbursement. The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY in the first six months of 2006 was $1.9 million as compared to $2.1 million in the same period last year due to a decrease in the number of claims handled.

     Pre-tax income. Pre-tax income in the first six months of 2006 decreased by 82.6% to $0.3 million as compared to $1.7 million in the same period last year. The decrease was due to the decrease in premiums produced and the unfavorable adjustment in direct commission revenue of $0.2 million in the first six months ended June 30, 2006 as compared to additional commission income of $0.4 million resulting from favorable loss development on premiums produced in prior periods for the six months ended June 30, 2005.



Liquidity and Capital Resources

     Cash flows. Cash flow needs at the holding company level are primarily for dividends to our stockholders and interest payments on our $68.0 million of subordinated debentures.

     For the three months ended June 30, 2006, net cash provided by operating activities was $47.8 million that included $37.0 million received from PXRE resulting from the commutations and novation transactions. Net cash provided by operations was $33.2 million for the same period in 2005. The increase in net cash provided by operations for the three months ended June 30, 2006 resulted primarily from an increase in collected premiums as a result of the growth in gross premiums written partially offset by the partial payment of $20.2 million for the ceded unearned premiums and the quota share reinsurance ceded to CastlePoint Reinsurance Company in the three months ended June 30, 2006. Because CastlePoint was in formation during the first quarter and was not licensed until April 2006, unearned premiums were ceded in the second quarter representing premiums that otherwise would have been ceded in the first quarter of 2006.

     For the six months ended June 30, 2006, net cash provided by operating activities was $86.6 million compared to $61.5 million for the same period last year. The increase in net cash provided by operations resulted primarily from an increase in collected premiums as a result of the growth in gross premiums written and the PXRE and CastlePoint transactions described above.

     For the three months and six months ended June 30, 2006, we had $38.6 million and $64.0 million, respectively, of net cash flows used in investing activities that were funded from operating cash flow. The most significant impact from this activity was an increase in the mortgage-backed and corporate bond sectors. For the three months and six months ended June 30, 2005, we had $12.2 million and $71.1 million, respectively, of net cash flows used in investing activities that were funded from operating cash flow. The activity for the three months ended June 30, 2005 focused primarily on mortgage-backed and tax-exempt bond sectors while the activity for the six months ended June 30, 2005 focused primarily on equity investments as well as mortgage-backed and corporate bond sectors.

     The net cash flows provided by financing activity for the three months, and six months ended June 30, 2006 was $0.9 million and $20.5 million and included the net proceeds from the issuance of $20.0 million in subordinated debentures on March 31, 2006, compared to $0.4 million and $0.9 million of net cash flows used in financing activity for the six months ended June 30, 2005, respectively.

     The operating subsidiaries' primary sources of cash are net premiums received, commission and fee income, net investment income and proceeds from the sale and redemption of both equity and fixed-maturity investments. Cash is used to pay claims, commissions and operating expenses, to purchase investments and fixed assets and to pay dividends to the holding company. TICNY and TNIC are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. As of June 30, 2006, the maximum amount of distributions that TICNY could pay to its parent without approval of the New York State Insurance Department was $4.9 million. TNIC may not pay more than 10% of its capital stock in dividends per year in accordance with the Massachusetts Insurance Code. As of June 30, 2006, the maximum amount of distributions that TNIC could pay to its parent without approval of the Massachusetts Commissioner of Insurance was $0.2 million.

Subordinated Debentures

         On March 31, 2006, we participated in a private placement of $20.0 million of fixed/floating rate capital securities (the "Trust Preferred Securities") issued by Tower Group Statutory Trust V (the "Trust"), an affiliated Delaware trust formed on March 29, 2006. The Trust Preferred Securities mature in April 2036, are redeemable at our option at par beginning April 7, 2011, and require quarterly distributions of interest by the Trust to the holder of the Trust Preferred Securities. Interest distributions are initially at a fixed rate of 8.5625% for the first five years and will then reset quarterly for changes in the three-month London Interbank Offered Rate ("LIBOR") rate plus 330 basis points. The Trust simultaneously issued 619 of the Trust's common securities to us for a purchase price of $0.6 million, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the Trust Preferred Securities to purchase for $20.6 million a Junior Subordinated Debt Security due 2036 in the principal amount of $20.0 million issued by us.

Investments

     The aggregate fair value of our invested assets as of June 30, 2006 was $395.4 million; excluding our investment in common trust securities-statutory business trusts. Our fixed maturity securities as of this date had a fair market value of $363.6 million and an amortized cost of $374.3 million. The equity securities carried at fair value were $6.6 million with a cost of $6.7 million as of June 30, 2006. Equity securities carried at cost were $25.2 million as of June 30, 2006.

     Included in equity securities at cost as of June 30, 2006 are common shares of a closed-end management investment company investing predominately in asset-backed securities and mortgage-backed securities with a cost of $20.2 million. This investment is carried at cost on the balance sheet because there is no publicly traded price quote available. However, management estimated the fair value for this fund to be $20.2 million by taking the market prices for all the securities in the fund provided by a third party pricing service. Also included in equity securities at cost is an investment in a Real Estate Investment Trust ("REIT") with a cost of $5.0 million and an estimated fair value of $5.0 million. The estimated fair value for this security is determined based on recent trades. This single REIT investment has not been registered under the Securities Act of 1933 and no active market exists for this investment.

     On November 3, 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "Other-Than-Temporary Impairment and Its Application to Certain Investments." The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of other than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP applies to reporting periods beginning after December 15, 2005

     Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of June 30, 2006, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments in accordance with the provisions of this FSP. We determined that we did not hold any investments that would have been considered other than temporarily impaired.



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

     For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of June 30, 2006.

     The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of June 30, 2006:



                                Estimated Increase        Estimated Percentage
                             (Decrease) in Fair Value     Increase (Decrease)
Change in Interest Rate          ($ in thousands)            in Fair Value
----------------------------- ------------------------    ---------------------
300 basis point rise                ($ 35,477)                    (9.8%)
200 basis rise                        (23,974)                    (6.6%)
100 basis rise                        (12,094)                    (3.3%)
As of June 30, 2006                         0                      0.0%
50 basis point decline                  6,236                      1.7%
100 basis point decline                12,347                      3.4%

     The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $12.1 million or 3.3% based on a 100 basis point increase in interest rates as of June 30, 2006. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities, which constituted approximately 92.0% of our total invested assets as of June 30, 2006


     As of June 30, 2006 we had a total of $23.7 million of outstanding floating rate debt all of which are outstanding subordinated debentures underlying our trust securities issued by our wholly owned statutory business trusts carrying an interest rate that is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase.


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

     There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2.       Part II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

(a)        The Company held its annual meeting on May 18, 2006.
(b) Steven G. Fauth and Austin P. Young, III were reelected directors at the meeting. The terms of Michael H. Lee, Francis M. Colalucci, Charles A. Bryan, William W. Fox, Jr. and Steven W. Schuster continued after the meeting.
(c) The security holders voted to approve the appointment of Johnson Lambert & Co. as the Company's independent registered public accounting firm for the year 2006.


Item 6.  Exhibits

10.1 Employment Agreement amended and restated as of March 31, 2006 between Tower Group, Inc. and Michael H. Lee

10.2 Employment Agreement dated June 22, 2006, between Tower Group, Inc. and Stephen L. Kibblehouse

10.3 Commutation and Release Agreement effective June 28, 2006 between Tower Insurance Company of New York and PXRE Reinsurance Company regarding Quota Share Reinsurance Agreement effective January 1, 2001

10.4 Commutation and Release Agreement effective June 28, 2006 between Tower Insurance Company of New York and PXRE Reinsurance Company regarding Aggregate Excess of Loss Reinsurance Agreement effective July 1, 2001

10.5 Commutation and Release Agreement effective June 28, 2006 between Tower Insurance Company of New York and PXRE Reinsurance Company regarding Quota Share Reinsurance Agreement effective December 1, 2001

10.6 Commutation and Release Agreement effective June 28, 2006 between Tower Insurance Company of New York and PXRE Reinsurance Company regarding Quota Share Reinsurance Agreement effective January 1, 2003

10.7 Novation and Transfer Agreement effective June 28, 2006 between Tower Insurance Company of New York, PXRE Reinsurance Company and State National Insurance Company regarding the Excess of Loss Reinsurance Agreement effective December 1, 2001

10.8 Novation and Transfer Agreement effective June 28, 2006 between Tower Insurance Company of New York, PXRE Reinsurance Company and Virginia Surety Company regarding the Quota Share Reinsurance Agreement effective January 1, 2002

10.9 Novation and Transfer Agreement effective June 28, 2006 between Tower Insurance Company of New York, PXRE Reinsurance Company and State National Insurance Company regarding the Excess of Loss Reinsurance Agreement effective January 1, 2003

10.10 Novation and Transfer Agreement effective June 28, 2006 between Tower Insurance Company of New York, PXRE Reinsurance Company and State National Insurance Company regarding the Quota Share Reinsurance Agreement effective April 1, 2003

10.11 Novation and Transfer Agreement effective June 28, 2006 between Tower Insurance Company of New York, PXRE Reinsurance Company and Virginia Surety Company regarding the Quota Share Reinsurance Agreement effective August 1, 2003


31.1 Chief Executive Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

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









                                                Tower Group, Inc.
                                  -----------------------------------------
                                                Registrant





Date:       August 7,  2006         /s/          Michael H. Lee
      -------------------------   -----------------------------------------
                                                 Michael H. Lee
                                             Chairman of the Board,
                                  President and Chief Executive Officer





Date:       August 7,  2006         /s/       Francis M. Colalucci
      -------------------------   -----------------------------------------
                                              Francis M. Colalucci
                                             Senior Vice President,
                                    Chief Financial Officer and Treasurer