Form 10-Q
period 2006-09-30
Tower Group, Inc.
filed 2006-11-03
CIK 1289592

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2006


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________________ to _________________


Commission file no. 000-50990

                                Tower Group, Inc.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

         Delaware                                       13-3894120
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


      120 Broadway, 31st Floor
           New York, NY                                     10271
----------------------------------------    ------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,982,038 shares of common stock, par value $0.01 per share, as of November 1, 2006.


                                      INDEX


                                                                                                     PAGE

PART I       FINANCIAL INFORMATION

Item 1.      Financial statements

             Consolidated Balance Sheets - September 30, 2006 (unaudited) and December 31, 2005        1

             Consolidated Statements of Income and Comprehensive Net Income
                -- Three Months ended September 30, 2006 and 2005 (unaudited)                          2
                -- Nine Months ended September 30, 2006 and 2005 (unaudited)                           2

             Consolidated Statements of Cash Flows
                -- Three Months ended September 30, 2006 and 2005 (unaudited)                          3
                -- Nine Months ended September 30, 2006 and 2005 (unaudited)                           3

             Notes to Consolidated Financial Statements (unaudited)                                    4

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations    13

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                               27

Item 4.      Controls and Procedures                                                                  28


PART II      OTHER INFORMATION

Item 6.      Exhibits                                                                                 29


SIGNATURES                                                                                            29


1.  Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                           Tower Group, Inc.
                      Consolidated Balance Sheets

                                                          (Unaudited)
                                                         September 30,   December 31,
                                                             2006           2005
                                                        -------------- ---------------
                                                      ($ in thousands, except par value
                                                              and share amounts)
Assets
Fixed-maturity securities, available-for-sale, at fair
 value (amortized cost $402,668 in 2006 and $331,123 in
 2005)                                                       $401,032        $326,681
Equity securities, available-for-sale, at fair value
 (cost $42,676 in 2006 and $6,681 in 2005)                     42,646           5,934
Equity securities, at cost                                          -          24,558
Common trust securities - statutory business trusts,
 equity method                                                  2,045           1,426
                                                        -------------- ---------------
    Total investments                                         445,723         358,599
Cash and cash equivalents                                      40,533          38,760
Investment income receivable                                    4,123           3,337
Agents' balances receivable                                    55,245          46,004
Assumed premiums receivable                                     4,910           1,076
Ceding commission receivable                                        -           8,727
Reinsurance recoverable                                       108,515         104,811
Receivable - claims paid by agency                              3,633           2,309
Prepaid reinsurance premiums                                   79,102          43,319
Deferred acquisition costs net of deferred ceding
 commission revenue                                            34,783          29,192
Federal and state income taxes recoverable                      3,134             365
Deferred income taxes                                             242           3,204
Intangible assets                                               5,830           5,835
Fixed assets, net of accumulated depreciation                  23,912           7,920
Investment in unconsolidated affiliate                         27,436               -
Other assets                                                    4,342           3,999
                                                        -------------- ---------------
    Total Assets                                             $841,463        $657,457
                                                        ============== ===============
Liabilities
Loss and loss adjustment expenses                            $279,600        $198,724
Unearned premium                                              204,666         157,779
Reinsurance balances payable                                   24,851          19,200
Payable to issuing carriers                                     1,818           5,252
Funds held as agent                                             8,195           8,191
Funds held under reinsurance agreements                        57,024          59,042
Accounts payable and accrued expenses                          12,179          13,694
Deferred rent liability                                         6,040               -
Payable for securities                                            939               -
Other liabilities                                               3,580           2,867
Federal income taxes payable                                        -             460
Subordinated debentures                                        68,045          47,426
                                                        -------------- ---------------
   Total Liabilities                                          666,937         512,635
                                                        -------------- ---------------
Stockholders' Equity
Common stock ($0.01 par value per share; 40,000,000
 shares authorized; and 20,005,758 shares issued in 2006
 and 19,872,672 in 2005)                                          200             199
Paid-in-capital                                               112,824         111,066
Accumulated other comprehensive net income                     (1,108)         (3,352)
Retained earnings                                              62,789          37,019
Treasury stock (23,720 shares in 2006 and 17,881 in
 2005)                                                           (179)           (110)
                                                        -------------- ---------------
   Total Stockholders' Equity                                 174,526         144,822
                                                        -------------- ---------------
   Total Liabilities and Stockholders' Equity                $841,463        $657,457
                                                        ============== ===============

         See accompanying notes to the consolidated financial statements



                                Tower Group, Inc.
                      Consolidated Statements of Income and
                            Comprehensive Net Income
                                   (Unaudited)

                                                 Three Months Ended                 Nine Months Ended
                                                    September 30,                     September 30,
                                          --------------------------------- ---------------------------------
                                                2006             2005            2006              2005
                                          ---------------- ---------------- --------------- -----------------
                                                 ($ in thousands, except share and per share amounts)
Revenues
   Net premiums earned                        $    52,366      $    45,324     $   168,908       $   112,933
   Ceding commission revenue                       13,171            6,845          30,550            18,021
   Insurance services revenue                       1,243            3,418           5,274            10,541
   Net investment income                            5,923            4,131          15,875            10,479
   Net realized gains (losses) on
    investments                                        32              (15)            (84)              214
   Policy billing fees                                286              234             830               671
                                          ---------------- ---------------- --------------- -----------------
     Total revenues                                73,021           59,937         221,353           152,859
                                          ---------------- ---------------- --------------- -----------------
Expenses
  Loss and loss adjustment expenses                30,392           26,512         105,026            66,587
  Direct commission expense                        15,309           11,277          43,654            30,738
  Other operating expenses                         13,127           12,068          38,718            30,265
  Interest expense                                  1,863            1,296           5,066             3,567
                                          ---------------- ---------------- --------------- -----------------
     Total expenses                                60,691           51,153         192,464           131,157
                                          ---------------- ---------------- --------------- -----------------
Other Income
  Equity income in unconsolidated
   affiliate                                          418                -             364                 -
  Gain from issuance of common stock by
   unconsolidated affiliate                             -                -           7,883                 -
  Warrant received from unconsolidated
   affiliate                                            -                -           4,605                 -
                                          ---------------- ---------------- --------------- -----------------
  Income before income taxes                       12,748            8,784          41,741            21,702
  Income tax expense                                4,292            3,076          14,490             7,512
                                          ---------------- ---------------- --------------- -----------------
     Net income                               $     8,456      $     5,708     $    27,251       $    14,190
                                          ================ ================ =============== =================

Comprehensive Net Income
  Net income                                  $     8,456      $     5,708     $    27,251       $    14,190
  Other comprehensive income:
     Gross unrealized investment holding
      gains (losses) arising during period          9,150           (4,765)          3,273            (4,424)
     Equity in net unrealized gains in
      investment in unconsolidated
      affiliate's investment portfolio                296                -             184                 -
     Less: reclassification adjustment for
      (gains) losses included in net income           (32)              15              84              (214)
                                          ---------------- ---------------- --------------- -----------------
                                                    9,414           (4,750)          3,541            (4,638)
     Income tax (expense) benefit related
      to items of other comprehensive
      income                                       (3,295)           1,669          (1,297)            1,630
                                          ---------------- ---------------- --------------- -----------------
     Total other comprehensive net income
      (loss)                                        6,119           (3,081)          2,244            (3,008)
                                          ---------------- ---------------- --------------- -----------------
        Comprehensive Net Income              $    14,575      $     2,627     $    29,495       $    11,182
                                          ================ ================ =============== =================

Earnings Per Share
  Basic earnings per common share             $      0.43      $      0.29     $      1.38       $      0.73
                                          ================ ================ =============== =================
  Diluted earnings per common share           $      0.42      $      0.28     $      1.36       $      0.71
                                          ================ ================ =============== =================

Weighted Average Common Shares
 Outstanding:
     Basic                                     19,776,188       19,575,728      19,734,365        19,550,722
     Diluted                                   20,074,058       20,161,873      20,032,256        20,119,280



         See accompanying notes to the consolidated financial statements



                                Tower Group, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30,                 September 30,
                                                                ----------------------------- -----------------------------
                                                                      2006           2005           2006           2005
                                                                -------------- -------------- -------------- --------------
                                                                                     ($ in thousands)
Cash flows from operating activities:
 Net income                                                          $  8,456       $  5,708      $  27,251      $  14,190
 Adjustments to reconcile net income to net cash provided by
   (used in) operations:
   Gain on issuance of common shares by unconsolidated affiliate            -              -         (7,883)             -
   Warrant received from unconsolidated affiliate                           -              -         (4,605)             -
   Gain on sale of investments                                            (32)            15             84           (214)
   Depreciation                                                         1,273            642          3,236          1,814
   Amortization of intangible assets                                      110            112            316            334
   Amortization of bond premium or discount                               176            311            644            784
   Amortization of debt issuance costs                                     14              9             38             29
   Amortization of restricted stock                                       262            147            604            469
   Deferred income taxes                                                 2001            193          1,666         (1,352)
(Increase) decrease in assets:
   Investment income receivable                                           (66)          (491)          (786)        (1,259)
   Agents' balances receivable                                           (938)         3,818         (9,241)        (3,731)
   Assumed premiums receivable                                          2,073            (23)        (3,834)           120
   Ceding commissions receivable                                            -              -          8,727           (398)
   Reinsurance recoverable                                            (12,994)          (978)        (5,028)        (1,550)
   Prepaid reinsurance premiums                                        (5,653)        (1,895)       (35,783)       (12,704)
   Deferred acquisition costs, net                                     (1,928)        (2,306)        (5,591)        (8,980)
   Federal and state taxes recoverable                                 (3,229)             -         (3,229)             -
   Intangible assets                                                     (281)           (78)          (311)        (1,224)
   Equity in unconsolidated affiliate                                    (418)             -           (364)             -
   Excess tax benefits from share-based payment arrangements             (202)             -           (852)             -
   Other assets                                                         2,150            249           (381)            26
Increase (decrease) in liabilities:
   Loss and loss adjustment expenses                                   25,188         19,659         80,876         46,795
   Unearned premium                                                     4,948          7,962         46,887         55,708
   Reinsurance balances payable                                        (8,270)           594          5,651         15,628
   Payable to issuing carriers                                         (1,767)           224         (3,434)        (6,163)
   Accounts payable and accrued expenses                                  391          2,344           (802)        (1,608)
   Deferred rent liability                                              6,040              -          6,040              -
   Federal and state income taxes payable                              (3,236)        (2,999)             -            156
   Funds held under reinsurance agreements                             (2,768)         2,760         (2,014)           618
                                                                -------------- -------------- -------------- --------------
Net cash flows provided by operations                                  11,300         35,977         97,882         97,488
                                                                -------------- -------------- -------------- --------------
Cash flows used in investing activities:
Purchase of fixed assets                                              (14,158)        (1,110)       (19,228)        (3,530)
Investment in unconsolidated affiliate                                    128              -        (14,400)             -
Purchases of investments:
   Fixed-maturity securities                                          (52,711)       (50,678)      (124,685)      (125,538)
   Equity securities - at fair value                                  (35,362)          (617)       (35,995)       (30,588)
   Short-term investments - net                                            16              -             16              -
Sale of investments:
   Fixed-maturity securities                                           24,956          2,669         53,168         36,825
   Equity securities - at cost                                         24,558              -         24,558          1,972
                                                                -------------- -------------- -------------- --------------
Net cash flows used in investing activities                           (52,573)       (49,736)      (116,566)      (120,859)
                                                                -------------- -------------- -------------- --------------
Cash flows from financing activities:
 Proceeds from subordinated debentures                                      -              -         20,619              -
 Purchase of common trust securities - statutory business trusts            -              -           (619)             -
 Dividends paid                                                          (493)          (490)        (1,481)        (1,467)
 Share based compensation                                                 270            165          1,155            245
 Excess tax benefits from share-based payment arrangements                202              -            852              -
 Stock repurchase                                                          (2)             -            (69)             -
                                                                -------------- -------------- -------------- --------------
 Net cash flows provided by (used in) financing activities                (23)          (325)        20,457         (1,222)
                                                                -------------- -------------- -------------- --------------
 Increase (decrease) in cash and cash equivalents                     (41,296)       (14,084)         1,773        (24,593)
 Cash and cash equivalents, beginning of period                        81,829         44,692         38,760         55,201
                                                                -------------- -------------- -------------- --------------
 Cash and cash equivalents, end of period                            $ 40,533       $ 30,608      $  40,533      $  30,608
                                                                ============== ============== ============== ==============
Supplemental disclosures of cash flow information:
 Cash paid for income taxes                                          $  7,982       $  5,778      $  15,306      $   8,488
 Cash paid for interest                                              $  1,479       $    883      $   3,384      $   2,535

         See accompanying notes to the consolidated financial statements


                                Tower Group, Inc.
             Notes to Consolidated Financial Statements (Unaudited)



Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the information and disclosures required by generally accepted accounting principles ("GAAP") in the United States of America. These statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2005 and notes thereto included in the Company's Annual Report on Form 10-K filed on March 15, 2006. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company's financial position and results of operations. The results of operations for the three months and nine months ended September 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Tower Insurance Company of New York ("TICNY"), Tower National Insurance Company ("TNIC"), Tower Risk Management Corporation ("TRM"), Tower Indemnity Company of America ("TICA") and other entities required by GAAP. All significant inter-company balances have been eliminated. Business segment results are presented net of all material inter-segment transactions.

Investment in Unconsolidated Affiliate

     The Company has invested in an unconsolidated Bermuda holding company, CastlePoint Holdings, Ltd. ("CastlePoint"), which the Company organized and sponsored with an initial investment of $15.0 million on February 6, 2006. The Company consolidated the activities of CastlePoint as a wholly owned subsidiary during the first quarter of 2006 and recognized approximately $0.5 million of non-recurring start-up costs. On April 4, 2006, CastlePoint raised $249.9 million, net of expenses, in a private placement offering of unissued shares, which reduced the Company's investment ownership from 100% to 8.6%. The book value per share of the Company's 2,555,000 shares of CastlePoint common stock increased from $5.87 per share to $8.96 per share as a result of this offering. The carrying value of the Company's investment in CastlePoint increased from $15.0 million to $22.9 million. The Company has recorded this gain of $7.9 million in income before taxes in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 51 - Accounting for Sales of Stock by a Subsidiary in the nine months ended September 30, 2006.

     On April 6, 2006, the Company received a warrant from CastlePoint to purchase an additional 3.7% or 1,127,000 shares of common stock with a fair value of approximately $4.6 million using a Black-Scholes option pricing model. The warrant is exercisable in whole or in part at any time up to April 6, 2016, and the exercise price is $10 per share. Shares acquired through the exercise of the warrant may not be sold prior to April 9, 2009. The warrant was received in exchange for sponsorship services, which included management, operational and industry expertise to establish the CastlePoint organization and prepare for a private placement offering. Accordingly, the Company recognized $4.6 million in income before taxes in the nine months ending September 30, 2006 relating to non-recurring sponsorship services. The warrant has been recorded as an equity instrument at cost, which was determined to be the fair value of the warrant on the date it was received and will be subject to impairment testing.

     The Company has determined that its ownership in CastlePoint qualifies as a variable interest entity ("VIE") under the provisions of FIN 46-(R). The Company has determined that its investment in CastlePoint does not meet the requirements for consolidation because the Company is not the primary beneficiary of the VIE as defined in FIN 46-(R). However, the Company has recorded its 8.6% investment in CastlePoint using the equity method of accounting as the Company exercises significant influence over CastlePoint. The Company and CastlePoint have the same CEO. Through its two insurance subsidiaries, TICNY and TNIC, the Company entered into three, multi-year quota share reinsurance agreements with

CastlePoint Reinsurance Company, Ltd. ("CastlePoint Reinsurance"), which were effective April 4, 2006 and a service and expense sharing agreement whereby the Company's staff provides CastlePoint administrative and underwriting services at cost.

     At September 30, 2006, the Company's maximum exposure to a loss from its investment in CastlePoint was approximately $27.4 million, which consists of its equity ownership interest of approximately $22.8 million (after deducting dividends received in the third quarter of 2006) and the fair value of the warrant the Company received from CastlePoint of $4.6 million.

     The carrying value of the Company's equity investment in CastlePoint as of September 30, 2006 is as follows in millions:

Initial investment in CastlePoint                             $   15.0

Consolidated net loss for the three months ended                  (0.5)
    March 31, 2006
Equity in net income of CastlePoint for the six months
    ended September 30, 2006                                       0.3
Gain from issuance of common stock by CastlePoint                  7.9
Equity in net unrealized gains of the CastlePoint
    investment portfolio                                           0.2
Dividends received from CastlePoint                               (0.1)
Value of warrant received                                          4.6
                                                           ----------------
Carrying value of equity investment in CastlePoint            $   27.4
                                                           ================

     A general dividend and a special dividend of $0.025 per share each were declared and paid by CastlePoint in September 2006. The Company recorded its $128,000 of CastlePoint dividends as a reduction to its investment in CastlePoint.

     CastlePoint Reinsurance entered into three multi-year quota share reinsurance agreements with the Company's insurance subsidiaries that will cede to CastlePoint Reinsurance between 25% and 45%, subject to a periodic adjustment by the Company, of premiums and losses on their brokerage insurance business that the Company has historically written through its retail and wholesale agents. The ceding commission for the brokerage business is fixed at 34% of ceded written premiums. During the second quarter of 2006, the Company ceded 30% of its brokerage insurance business to CastlePoint Reinsurance and ceded 40% of its new and renewal brokerage insurance business written in the third quarter of 2006 to CastlePoint. The Company ceded 50% of its traditional program business and 85% of its specialty program business written during the third quarter of 2006 to CastlePoint. Traditional program business written through program underwriting agencies is comprised of classes of business that the Company has historically written. The ceding commission rate for the traditional program business is 30% and may be adjusted upward based upon the loss ratio. The ceding commission for the specialty program business is 30%. During the nine months ended September 30, 2006, the Company ceded $40.9 million of unearned premiums as of April 1, 2006, which consisted of $19.2 million and $21.7 million of unearned premiums retained by the Company on policies written in 2006 and 2005, respectively, and $68.8 million on premiums written during the nine months ended September 30, 2006. In addition, CastlePoint Reinsurance participates as a reinsurer on the Company's catastrophe reinsurance program, effective July 1, 2006, and excess of loss reinsurance program effective, May 1, 2006. The Company ceded excess of loss reinsurance and catastrophe premiums to CastlePoint Reinsurance of $1.0 million and $1.4 million, respectively for the three months and nine months ended September 30, 2006. Recoverables totaling $86.9 million from CastlePoint Reinsurance, which is an unauthorized reinsurer, are collateralized in a New York State Regulation 114 Compliant Trust account for the benefit of the Company with a balance of $62.6 million as of September 30, 2006 with the remaining amount offset by ceded balances payable of $28.0 million.

     The Company's insurance companies entered into a service and expense sharing agreement with CastlePoint, pursuant to which they will provide insurance company services now offered by the Company, such as claims adjustment, policy administration, technology solutions, underwriting, and risk management services, to the U.S. domiciled insurance subsidiaries of CastlePoint, as well as to companies appointed as managing general underwriters by those companies. The Company charged CastlePoint $0.3 million for such services in the third quarter of 2006 and $0.6 million for the nine months ended September 30, 2006, which have been recorded as reductions to the Company's operating expenses.

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

     Purchase of Shell Company and Intangible Assets

     On June 28, 2006, the Company closed on its purchase of 100% of the outstanding common stock of a shell insurance company, MIIX Insurance Company of New York, which was renamed Tower Indemnity Company of America. The total cost to acquire TICA was $8.6 million and included the purchase price, legal fees and a broker fee. TICA has active state insurance licenses in New York and New Jersey. The Company capitalized $0.3 million of the $8.6 million as an intangible asset related to state licenses with an indefinite life subject to annual impairment testing. See "Subsequent Events" for further discussion.

     Commutation and Novation with PXRE Reinsurance Company

     On June 29, 2006, to eliminate its exposure to uncollateralized reinsurance recoverables from PXRE Reinsurance Company ("PXRE"), which had requested the withdrawal of its financial strength and issuer rating from A.M.Best, the Company concluded, through commutation agreements, PXRE's participation under various reinsurance agreements with TICNY covering the 2001, 2002 and a portion of the 2003 policy periods. Ceded loss and loss adjustment expense recoverables of $20.5 million, ceded paid losses of $2.4 million and ceding commissions receivable of $8.7 million, totaling $31.6 million of unsecured recoverables were settled with a payment from PXRE of $26.7 million, which represents an estimate of the present value of these recoverables. This resulted in a $4.8 million pre-tax charge, of which $1.6 million was recognized in loss and loss adjustment expenses and $3.2 million was recognized as a reduction to ceding commission income in the second quarter of 2006. In addition, on the same date, novation agreements were executed with PXRE relating to other reinsurance agreements covering business written in 2001, 2002 and 2003 by other insurance companies and managed on their behalf by TRM, the Company's risk management subsidiary. As a result of the novation, TICNY assumed loss reserves of $12.2 million for which it received as consideration $11.4 million in cash and other assets and TRM recorded a reduction in commission liabilities for $0.2 million, the total of which resulted in a $0.6 million pre-tax charge. As a result of the commutation and novation agreements, which are effective as of June 29, 2006, PXRE is discharged from future obligations under the reinsurance agreements. There are no other agreements outstanding with PXRE.

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

     During the third quarter of 2006, the Company reclassified its entire balance of equity securities at cost to equity securities at fair value in compliance with GAAP for insurance companies.

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

     Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of September 30, 2006, the Company reviewed its fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments in accordance with the provisions of this FSP. The Company determined that it did not hold any investments that would have been considered other- than-temporarily impaired.

Subordinated Debentures

     On March 31, 2006, the Company participated in a private placement of $20.0 million of fixed/floating rate capital securities (the "Trust Preferred Securities") issued by Tower Group Statutory Trust V (the "Trust"), an affiliated Delaware trust formed on March 29, 2006. The Trust Preferred Securities mature in April 2036, are redeemable at the Company's option at par beginning April 7, 2011, and require quarterly distributions of interest by the Trust to the holder of the Trust Preferred Securities. Interest distributions are initially at a fixed rate of 8.5625% for the first five years and will then reset quarterly for changes in the three-month London Interbank Offered Rate ("LIBOR") plus 330 basis points. The Trust simultaneously issued 619 of the Trust's common securities to the Company for a purchase price of $0.6 million, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the Trust Preferred Securities and common securities to purchase for $20.6 million a Junior Subordinated Debt Security due 2036 issued by the Company. The Company does not consolidate interest in its statutory business trusts for which the Company holds 100% of the common trust securities because the Company is not the primary beneficiary of the trusts. The Company's investment in common trust securities of the statutory business trust are reported in investments as equity securities. The Company reports as a liability the outstanding subordinated debentures owed to the statutory business trusts. The net proceeds were used to pay the purchase price of TICA and for working capital purposes.

Fixed Assets

     During the third quarter of 2006, the Company relocated its New York City Corporate Headquarters within the same building. The Company capitalized $14.2 million for the purchase of fixed assets that included $8.0 million for leasehold improvements, $3.9 million for furniture & equipment and $2.2 million for computer hardware and software. The landlord provided a $4.5 million build-out allowance which partially financed the $8.0 million of leasehold improvements. For the nine months of 2006, the Company capitalized $19.2 million for the purchase of fixed assets. This included $9.5 million for leasehold improvements, $5.1 million for furniture & equipment and $4.6 million for computer hardware and software. The Company will amortize the leasehold improvements over the remaining life of the lease which is approximately fifteen years.

Dividends Declared

     Dividends declared by the Company on common stock for the three months ended September 30, 2006 were $495,000 or $0.025 per share and were $489,000 for the three months ended September 30, 2005 or $0.025 per share. For the nine months ended September 30, 2006 dividends declared on common stock by the Company were $1,481,000 or $0.075 per share and were $1,467,000 or $0.075 per share for the nine months ended September 30, 2005.

Accounting Pronouncements

     In June 2006, FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," was issued. This guidance clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. Additionally, it applies to the recognition and measurement of income tax uncertainties resulting from a purchase business combination. This guidance is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on its consolidated results of operations and financial position.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data such as the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued beginning November 15, 2007. The Company is currently reviewing this statement to determine what if any effect it may have on its consolidated results of operations and financial position.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans." The Company has no defined benefit pension plan and therefore, SFAS 158 will have no effect on the Company's results of operations or financial position.

     In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108 that expresses the SEC staff's view that it is improper to allow immaterial, incorrect assets or liabilities from prior years' errors to remain unadjusted on the balance sheet as these balance sheet corrections could result in material charges to the current year income statement. The Company has determined that there is no effect on its results of operations or financial position for this SAB.


Earnings Per Share

     The following table shows the computation of the Company's earnings per share:

                                    Income           Shares         Per Share
                                  (Numerator)     (Denominator)       Amount
                                --------------- ----------------- --------------
                                  ($ in thousands, except shares and per share
                                                     amounts)
Three Months Ended
September 30, 2006
Net income                             $ 8,456
                                ---------------
Basic earnings per share                 8,456     19,776,188          $    0.43
                                --------------- -------------- =================
Effect of dilutive securities:
  Stock options                              -        195,798
  Unvested restricted stock                  -         69,286
  Warrants                                   -         32,786
                                --------------- --------------
Diluted earnings per share             $ 8,456     20,074,058          $    0.42
                                =============== ============== =================
Three Months Ended
September 30, 2005
Net income                             $ 5,708
                                ---------------
Basic earnings per share                 5,708     19,575,728          $    0.29
                                --------------- -------------- =================
Effect of dilutive securities:
  Stock options                              -        317,178
  Unvested restricted stock                  -        184,353
  Warrants                                   -         84,614
                                --------------- --------------
Diluted earnings per share             $ 5,708     20,161,873          $    0.28
                                =============== ============== =================
Nine Months Ended
September 30, 2006
Net income                             $27,251
                                --------------- --------------
Basic earnings per share                27,251     19,734,365          $    1.38
                                --------------- -------------- =================
Effect of dilutive securities
  Stock options                              -        204,087
  Unvested restricted stock                  -         62,799
  Warrants                                   -         31,005
                                --------------- --------------
Diluted earnings per share             $27,251     20,032,256          $    1.36
                                =============== ============== =================
Nine Months Ended
September 30, 2005
Net income                             $14,190
                                --------------- --------------
Basic earnings per share                14,190     19,550,722          $    0.73
                                --------------- -------------- =================
Effect of dilutive securities:
  Stock options                              -        300,225
  Unvested restricted stock                  -        199,760
  Warrants                                   -         68,573
                                --------------- --------------
Diluted earnings per share             $14,190     20,119,280          $    0.71
                                =============== ============== =================

     As of September 30, 2006 the Company adjusted the calculation of weighted average diluted shares relating to stock options and unvested shares that increased the assumed proceeds used in applying the treasury stock method as a result of adopting FASB 123R "Share Based Payment". This adjustment resulted in an immaterial reduction in the effect of dilutive securities and an immaterial increase in the diluted earnings per share for the first two quarters of 2006. The effect of the adjustment is $0.01 and has been reflected in diluted earnings per share for the nine months ended September 30, 2006.

Equity Compensation Plans

     The Company adopted the provision of SFAS 123-R effective January 1, 2006 and has elected the modified prospective application method and is expensing all unvested stock options outstanding as of January 1, 2006. The compensation expense is recognized over the requisite service period that has not been rendered and is based upon the original grant date fair value of the award as calculated for recognition of the pro forma disclosure under SFAS 123 R. Compensation expense net of tax recorded related to stock options was $14,000 for the three months ended September 30, 2006 and $48,718 for the nine months ended September 30, 2006. These amounts have been included in reported net income for the third quarter and nine months ended September 30, 2006.

     The remaining total compensation cost related to non vested stock option and restricted stock awards not yet recognized in the income statement was $3,113,000 of which $260,000 was for stock options and $2,853,000 was for restricted stock as of September 30, 2006. The weighted average period over which this compensation cost is expected to be recognized is 3.6 years.

     Per the requirements of SFAS 123-R, the balance of unearned compensation - restricted stock in stockholders' equity has been reclassified to paid-in-capital as of December 31, 2005.

     During the third quarter of 2006, the Company issued 10,599 new common shares as the result of employee stock option exercises and issued 38,553 new common shares as the result of restricted stock grants. During the third quarter of 2005, the Company issued 19,250 new common shares as the result of employee stock option exercises and issued no new common shares as the result of restricted stock grants.

     For the nine months ended September 30, 2006, the Company issued 58,067 new common shares as the result of employee stock option exercises and issued 75,019 new common shares as the result of restricted stock grants. During the nine months ended September 30, 2005, the Company issued 29,170 new common shares as the result of employee stock option exercises and issued 11,248 new common shares as the result of restricted stock grants.

     The Company incurred restricted stock expense of $170,000 net of tax for the three months ended September 30, 2006 which has been included in reported net income for the third quarter of 2006. For the three months ended September 30, 2005, the Company incurred restricted stock expense of $95,000 net of tax that was included in reported net income for the third quarter of 2005. For the nine months ended September 30, 2006 and 2005, the Company incurred restricted stock expense of $393,000 and $305,000, respectively, net of tax that was included in reported net income.

     Prior to the adoption of SFAS 123-R, the Company followed the intrinsic value method in accordance with APB 25 to account for employee stock options and accordingly recognized no compensation expense for the stock option grants. In accordance with SFAS 123-R, the Company adopted the provisions of the statement on January 1, 2006 using the modified prospective application method. Under this method, prior periods are not restated. Had compensation cost for share-based plans been determined consistent with SFAS 123-R, the Company's net earnings and earnings per share for the three months and nine months ended September 30, 2005 would have been the following pro-forma amounts:

                                          Three Months Ended Nine Months Ended
                                             September 30,     September 30,
                                          ------------------ -----------------
                                                2005               2005
                                          ------------------ -----------------
                                          ($ in thousands, except shares and
                                                   per share amounts)

Net income                                           $5,708           $14,190
Deduct total stock-based employee
 compensation expense determined under
 fair value based method for all awards,
 net of related tax effects                             (15)              (46)
                                          ------------------ -----------------
Net income, pro-forma                                $5,693           $14,144

Earnings Per Share
Basic - as reported                                   $0.29             $0.73
                                          ================== =================
Basic - pro-forma                                     $0.29             $0.72
                                          ================== =================
Diluted - as reported                                 $0.28             $0.71
                                          ================== =================
Diluted - pro-forma                                   $0.28             $0.70
                                          ================== =================
Weighted-Average Common Shares Outstanding
Basic                                            19,575,728        19,550,722
Diluted                                          20,161,873        20,119,280


Changes in Estimates

     TICNY and TNIC recorded favorable development in net losses from prior accident years of $616,000 and $1,298,000 in the third quarter of 2006 and in the nine months ended September 30, 2006, respectively, compared to favorable development in the third quarter of 2005 and nine months ended September 30, 2005 of $222,000 and $315,000, respectively. TICNY's changes in estimated sliding scale commission resulted in an increase in ceding commission revenue of $245,000 and $1,046,000 in the third quarter of 2006 and for the nine months ended September 30, 2006, respectively as compared to an increase in commission revenue of $7,000 in the third quarter of 2005 and a reduction in ceding commission revenue for prior years of $712,000 for the nine months ended September 30, 2005. TRM's changes in estimated sliding scale commission was an increase in direct commission revenue of $393,000 and $180,000 in the third quarter of 2006 and in the nine months ended September 30, 2006, respectively, compared to an increase in direct commission revenue of $110,000 and $487,000 in the third quarter of 2005 and in the nine months ended September 30, 2005, respectively.

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

     Business Segment results are as follows:


                                     Three Months Ended                Nine Months Ended
                                        September 30,                    September 30,
                               -------------------------------- --------------------------------
                                       2006            2005           2006             2005
                               ---------------- --------------- --------------- ----------------
Insurance Segment Information                          ($ in thousands)
Revenues
Net premiums earned                    $49,796         $44,940        $152,356         $111,767
Ceding commission revenue               13,171           6,845          30,550           18,021
Policy billing fees                        286             227             825              653
                               ---------------- --------------- --------------- ----------------
  Total revenues                        63,253          52,012         183,731          130,441
                               ---------------- --------------- --------------- ----------------


                                     Three Months Ended                Nine Months Ended
                                        September 30,                    September 30,
                               -------------------------------- --------------------------------
                                       2006            2005           2006             2005
                               ---------------- --------------- --------------- ----------------


Expenses
Net loss and loss adjustment
 expenses                               28,853          26,293          89,895           65,870
Underwriting expenses                   25,688          20,309          73,263           51,671
                               ---------------- --------------- --------------- ----------------
  Total expenses                        54,541          46,602         163,158          117,541
                               ---------------- --------------- --------------- ----------------
Underwriting profit                    $ 8,712         $ 5,410        $ 20,573         $ 12,900
                               ================ =============== =============== ================

Reinsurance Segment
Revenues
Net premiums earned                    $ 2,569         $   384        $ 16,552         $  1,166
                               ---------------- --------------- --------------- ----------------
  Total revenues                         2,569             384          16,552            1,166
                               ---------------- --------------- --------------- ----------------

Expenses
Net loss and loss adjustment
 expenses                                1,538             219          15,131              717
Underwriting expenses                    1,235              52           2,354              136
                               ---------------- --------------- --------------- ----------------
  Total expenses                         2,773             271          17,485              853
                               ---------------- --------------- --------------- ----------------
Underwriting (loss) profit             $  (204)        $   113        $   (933)        $    313
                               ================ =============== =============== ================

Insurance Services Segment
Revenues
Direct commission revenue from
 managing general agency               $   380         $ 2,022        $  2,291         $  6,713
Claims administration revenue              688           1,137           2,572            3,287
Reinsurance intermediary fees              176             259             411              541
Policy billing fees                          -               7               5               18
                               ---------------- --------------- --------------- ----------------
  Total revenues                         1,244           3,425           5,279           10,559
                               ---------------- --------------- --------------- ----------------

Expenses
Direct commissions expense paid
 to producers                              211           1,143           1,545            3,528
Other insurance services
 expenses                                  193             472             735            1,412
Claims expense reimbursement to
 TICNY                                     687           1,135           2,556            3,276
                               ---------------- --------------- --------------- ----------------
  Total expenses                         1,091           2,750           4,836            8,216
                               ---------------- --------------- --------------- ----------------
Insurance services pre-tax
 income                                $   153         $   675        $    443         $  2,343
                               ================ =============== =============== ================


     Underwriting expenses in the insurance segment are net of expense reimbursements by the insurance services segment pursuant to an expense sharing agreement between TRM and TICNY. In accordance with the terms of this agreement, TRM reimburses TICNY for a portion of TICNY's underwriting and other expenses resulting from TRM's use of TICNY's personnel, facilities and equipment in underwriting insurance on behalf of TRM's issuing companies. The reimbursement for underwriting and other expenses is calculated as a minimum reimbursement of 5% of the premiums produced by TRM and is adjustable according to the terms of the agreement based on the number of policies in force and additional expenses that may be incurred by TRM. The amount of this reimbursement was $0.2 million and $0.5 million for the three months ended September 30, 2006 and September 30, 2005, respectively, and $0.7 million and $1.4 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. TRM also reimburses TICNY, at cost, for claims administration expenses pursuant to the terms of this expense sharing agreement. Claims expenses reimbursed by TRM were $0.7 million and $1.1 million for the three months ended September 30, 2006 and September 30, 2005, respectively, and $2.6 million and $3.3 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.

     In addition, underwriting expenses in the insurance segment are net of expense reimbursements by CastlePoint pursuant to a service and expense sharing agreement entered into in April 2006 between CastlePoint, the Company and its subsidiaries. In accordance with the terms of this agreement, CastlePoint reimburses the Company for services rendered on a cost basis. During the three months and nine months ended September 30, 2006, the amount of CastlePoint's reimbursement was $0.3 million and $0.6 million, respectively and have been reflected as reductions to the Company's operating expenses.

     The following table reconciles revenue by segment to consolidated revenue:


                                      Three Months Ended               Nine Months Ended,
                                        September 30,                     September 30,
                               -------------------------------- ---------------------------------
                                      2006             2005           2006              2005
                               --------------- ---------------- --------------- -----------------
                                                        ($ in thousands)
Insurance segment                     $63,253          $52,012        $183,731          $130,441

Reinsurance segment                     2,569              384          16,552             1,166

Insurance services segment              1,244            3,425           5,279            10,559
                               --------------- ---------------- --------------- -----------------

Total segment revenue                  67,066           55,821         205,562           142,166

Investment income                       5,923            4,131          15,875            10,479

Realized capital gains/(losses)            32              (15)            (84)              214
                               --------------- ---------------- --------------- -----------------

Consolidated revenues                 $73,021          $59,937        $221,353          $152,859
                               =============== ================ =============== =================


     The following table reconciles the results of the Company's individual segments to consolidated income before taxes:

                                                      Three Months Ended                 Nine Months Ended,
                                                         September 30,                      September 30,
                                              ----------------------------------- ---------------------------------
                                                    2006               2005             2006           2005
                                              ---------------- ------------------ ---------------- ----------------
                                                                        ($ in thousands)
Insurance segment underwriting profit                 $ 8,712            $ 5,410          $20,573          $12,900

Reinsurance segment underwriting (loss) profit           (204)               113             (933)             313
                                              ---------------- ------------------ ---------------------------------

Total underwriting profit                               8,508              5,523           19,640           13,213

Insurance services segment pre-tax income                 153                675              443            2,343

Net investment income                                   5,923              4,131           15,875           10,479

Net realized investment gains/(losses)                     32                (15)             (84)             214

Corporate expenses                                       (423)              (234)          (1,919)            (980)

Other income                                              418                  -           12,852                -

Interest expense                                       (1,863)            (1,296)          (5,066)          (3,567)
                                              ---------------- ------------------ ---------------- ----------------

Income before taxes                                   $12,748            $ 8,784          $41,741          $21,702
                                              ================ ================== ================ ================



Subsequent Events

     On October 26, 2006 the Company's Board of Directors approved a quarterly dividend of $0.025 per share payable December 27, 2006 to stockholders of record as of December 15, 2006.

     On October 30, 2006 the Company executed an agreement to sell all of the issued and outstanding common shares of Tower Indemnity Company of America ("TICA"), a New York property and casualty insurance company, to CastlePoint Management Corp., a subsidiary of CastlePoint Holdings, Ltd. The purchase price is an amount equal to TICA's aggregate statutory surplus as of the closing date plus $350,000 for additional legal and other costs. As of September 30, 2006 TICA's statutory surplus was $8.4 million. The Company entered into this sale to facilitate its pooling arrangement with CastlePoint. The Company does not expect to recognize any gain or loss on this sale. TICA is a shell insurance company and has no net liabilities for insurance losses.

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

Consolidated Results of Operations

                                           Three Months Ended               Nine Months Ended
                                              September 30,                   September 30,
                                     ------------------------------- -------------------------------
                                             2006            2005            2006            2005
                                     --------------- --------------- --------------- ---------------
                                                            ($ in thousands)
Revenues
Earned premiums
Gross premiums earned                      $ 92,528        $ 64,859        $264,711        $165,787
Less: ceded premiums earned                 (40,162)        (19,535)        (95,803)        (52,854)
                                     --------------- --------------- --------------- ---------------
Net premiums earned                          52,366          45,324         168,908         112,933
                                     --------------- --------------- --------------- ---------------
Total commission and fee income              14,700          10,497          36,654          29,233
Net investment income                         5,923           4,131          15,875          10,479
Net realized investment gains                    32             (15)            (84)            214
                                     --------------- --------------- --------------- ---------------
Total revenues                               73,021          59,937         221,353         152,859
                                     --------------- --------------- --------------- ---------------
Expenses
Net loss and loss adjustment expenses        30,392          26,512         105,026          66,587
Operating expenses                           28,436          23,345          82,372          61,003
Interest expenses                             1,863           1,296           5,066           3,567
                                     --------------- --------------- --------------- ---------------
Total expenses                               60,691          51,153         192,464         131,157
                                     --------------- --------------- --------------- ---------------
Other Income
Equity income in unconsolidated
 affiliate                                      418               -             364               -
Gain from issuance common stock by
 unconsolidated affiliate                         -               -           7,883               -
Warrant received from unconsolidated
 affiliate                                        -               -           4,605               -
                                     --------------- --------------- --------------- ---------------
Income before taxes                          12,748           8,784          41,741          21,702
Federal and state income taxes                4,292           3,076          14,490           7,512
                                     --------------- --------------- --------------- ---------------
Net Income                                 $  8,456        $  5,708        $ 27,251        $ 14,190
                                     =============== =============== =============== ===============
Key Measures
Return on Average Equity                       20.2%           16.5%           22.8%           14.1%
                                     =============== =============== =============== ===============

Consolidated Results of Operations Three Months Ended September 30, 2006 and
2005

     Total revenues. Total revenues increased by 21.8% to $73.0 million for the three months ended September 30, 2006 compared to $59.9 million for the same period in 2005. The increase is primarily due to the increase in net premiums earned, total commission and fee income and net investment income. Net premiums earned represented 71.7% of total revenues for the three months ended September 30, 2006 compared to 75.6% for the same period in 2005. Net investment income, excluding realized capital gains, represented 8.1% and 6.9% of total revenues for the three months ended September 30, 2006 and 2005, respectively. In addition, total commission and fee income increased for the three months ended September 30, 2006 to $14.7 million, or 20.1% of total revenue, compared to $10.5 million, or 17.5% of total revenue, for the same period in 2005.

     Premiums earned. Net premiums earned increased by 15.5% to $52.4 million for the three months ended September 30, 2006 compared to $45.3 million for the same period in 2005. The increase in net premiums earned was due to the overall increase in gross premiums written through September 30, 2006 which resulted from increases in our homeowners and commercial multi-peril and other liability lines, partially offset by increased quota share and catastrophe reinsurance during the third quarter of 2006. During the third quarter of 2006 under quota share reinsurance agreements we ceded to CastlePoint Reinsurance approximately 40% of our brokerage business, 50% of our traditional program business and 85% of our specialty program business. This is compared to a 25% quota share ceding percentage in the three months ended September 30, 2005. In addition, ceded premiums earned increased in the third quarter of 2006 as a result of ceding unearned premiums to CastlePoint as of April 1, 2006 which related to business written in 2005 and that we had previously retained. Catastrophe premiums increased approximately $3.0 million in the third quarter of 2006 as compared to the same period last year.

     Commission and fee income. Total commission and fee income increased by 40.0% to $14.7 million in the third quarter of 2006 compared to $10.5 million in the third quarter of 2005. This was due to the increase in the ceding commission revenue earned as a result of the increase in ceded premiums earned as discussed above. This increase was offset in part by a reduction in fee income in our Insurance Services Segment as more policies previously produced in that segment were written in our Insurance Segment. For the three months ended September 30, 2006 the change in estimated sliding scale commission rate for commissions earned in prior periods in both the Insurance Segment and the Insurance Services Segment resulted in a net increase of $0.6 million of commission and fee income compared to a $0.1 million increase in the same period of 2005.

     Net investment income and realized gains. Net investment income increased by 43.4% to $5.9 million for the three months ended September 30, 2006 compared to $4.1 million in the same period in 2005. This growth resulted from an increase in invested assets to $443.7 million as of September 30, 2006 compared to $357.2 million as of September 30, 2005, excluding our investments in statutory business trusts underlying our trust preferred securities. The increase in invested assets in the third quarter of 2006 resulted from net cash flow provided by operations of $11.3 million. On a tax equivalent basis, the yield was 5.6% as of September 30, 2006 and 5.1% as of September 30, 2005.

     Net realized capital gains were $32,000 for the three months ended September 30, 2006 compared to net realized capital loss of $15,000 for the same period in 2005. There was no impact on net realized gains attributable to adjustments for other than temporary impairment of securities held during the three months ending September 30, 2006 or during the same period in 2005.

     Loss and loss adjustment expenses. Gross loss and loss adjustment expenses and the gross loss ratio for the Insurance and Reinsurance Segments combined for the three months ended September 30, 2006 were $49.1 million and 53.1%, respectively, compared to $36.3 million and 56.0%, respectively, for the same period in 2005. The net loss ratio decreased to 58.0% in the third quarter of 2006 compared to 58.5% in the same period last year. The decrease in the gross and net loss ratios in the third quarter of 2006 compared to the same period in 2005 was primarily due to lower than expected loss emergence for the property lines for the current accident year that resulted in lower loss ratios for the third quarter of 2006 compared to the same period in 2005. However, the decrease in the net loss ratio was offset in part by the increase in the catastrophe reinsurance premiums ceded. See "Insurance Segment Results of Operations" and "Reinsurance Segment Results of Operations" for further discussion.

     Operating expenses. Operating expenses increased by 21.8% to $28.4 million for the three months ended September 30, 2006 from $23.3 million for the same period in 2005. The increase was due primarily to the increase in underwriting expenses resulting from the growth in premiums earned.

     Interest expense. Our interest expense increased for the three months ended September 30, 2006 to $1.9 million compared to $1.3 million for the same period in 2005. The increase resulted from $0.5 million of interest expense from the $20.6 million of subordinated debentures issued on March 31, 2006 and $0.1 million resulting from an increase in interest rates on the floating rate portions of our subordinated debentures.

     Other income. We recorded $0.4 million of income representing our 8.6% equity in CastlePoint's net income for the three months ended September 30, 2006. See -- "Notes to Consolidated Financial Statements --Investments in Unconsolidated Affiliate" elsewhere in this report for further details.

     Income tax expense. Our income tax expense was $4.3 million for the three months ended September 30, 2006 compared to $3.1 million for the same period in 2005. The increase was due primarily to the increase in income before income taxes. The effective income tax rate was 33.7% for the three months ending September 30, 2006 compared to 35.0% for the same period in 2005 due to a prior year federal tax benefit recorded in the third quarter of 2006.

     Net income and return on average equity. Our net income and annualized return on average equity was $8.5 million and 20.2%, respectively, for the three months ended September 30, 2006 compared to $5.7 million and 16.5%, respectively, for the same period in 2005. For the third quarter of 2006, the return was calculated by dividing annualized net income of $33.8 million by an average stockholders' equity of $167.2 million. For the third quarter of 2005, the return was calculated by dividing annualized net income of $22.8 million by an average stockholders' equity of $138.7 million.

Consolidated Results of Operations Nine Months Ended September 30, 2006 and 2005

     During the nine months ended September 30, 2006 a number of significant events affected the consolidated results of operations. We executed commutation and novation agreements between us and PXRE in order to eliminate our exposure to uncollateralized reinsurance recoverables from PXRE. We recorded a net charge as a result of these agreements of $5.5 million. In addition, we realized gains on our investment in CastlePoint as result of the sale of unissued CastlePoint shares in a private offering, which resulted in a $7.9 million gain. We also received a warrant to purchase additional CastlePoint shares which was valued at $4.6 million resulting in additional income for that amount in exchange for sponsorship services, which included management, organizational and industry expertise. Lastly, we entered into three multi-year quota share reinsurance agreements and a service and expense agreement with CastlePoint and completed our acquisition of MIIX Insurance Company of New York which we renamed Tower Indemnity Company of America. Since we did not place quota share reinsurance in the first quarter of 2006, pending the formation of CastlePoint Reinsurance, we ceded $40.9 million of unearned premiums to CastlePoint Reinsurance as of April 1, 2006.

     Total revenues. Total revenues increased by 44.8% to $221.4 million for the nine months ended September 30, 2006 compared to $152.9 million for the same period in 2005. The increase is primarily due to the increase in net premiums earned, total commission and fee income, net investment income and net realized investment gains. Net premiums earned represented 76.3% of total revenues for the nine months ended September 30, 2006 compared to 73.9% for the same period in 2005. Net investment income, excluding realized capital losses, represented 7.2% and 6.9% of total revenues for the nine months ended September 30, 2006 and 2005, respectively. In addition, total commission and fee income increased to $36.7 million, or 16.6% of total revenue, for the nine months ended September 30, 2006 compared to $29.2 million, or 19.1% of total revenue for the same period in 2005.

     Premiums earned. Net premiums earned increased by 49.6% to $168.9 million for the nine months ended September 30, 2006 compared to $112.9 million for the same period in 2005. The increase in net premiums earned was due to the overall increase in gross premiums written through September 30, 2006 especially in our homeowner and commercial multi peril and other liability lines, as well as the novation agreements with PXRE. The novation agreements added $11.4 million to gross and net premiums earned in the nine months ended September 30, 2006.

     Since we did not place quota share reinsurance in the first quarter of 2006, pending the formation of CastlePoint Reinsurance, we ceded $40.9 million of unearned premiums as of April 1, 2006 and $68.8 million of premiums written on policies that began on April 1, 2006 through the period ending September 30, 2006. The second and third quarter cessions to CastlePoint reflected a 30% and 40% quota share ceding percentage for the brokerage business, respectively. We also ceded smaller amounts through the traditional program business and specialty program business of 50% and 85%, respectively. This is compared to a 25% quota share ceding percentage in the nine months ended September 30, 2005. Also, ceded premiums earned increased in the nine months ended September 30, 2006 as a result of ceding unearned premiums to CastlePoint as of April 1, 2006 which related to business written in 2005 and that we had previously retained.

     Commission and fee income. Total commission and fee income increased by 25.4% to $36.7 million in the nine months ended September 30, 2006 compared to $29.2 million in the same period of 2005.This was due to the increase in the ceding commission revenue earned as a result of the increase in ceded premiums earned as discussed above. This increase was offset in part by a reduction in fee income in our Insurance Services Segment as more policies previously produced in that segment were written in our Insurance Segment. Additionally, as a result of the commutation agreements with PXRE, we recorded a charge of $3.2 million to ceding commissions representing the difference between the carried amount of commissions due from PXRE and the amount received at an estimated present value. For the nine months ended September 30, 2006 the change in estimated sliding scale commission rate for commissions earned in prior periods in both the Insurance Segment and the Insurance Services Segment resulted in a net increase of $1.2 million of commission and fee income compared to a reduction of $0.2 million for the same period of 2005.

     Net investment income and realized gains. Net investment income increased by 51.5% to $15.9 million for the nine months ended September 30, 2006 compared to $10.5 million for the same period in 2005. This resulted from an increase in invested assets to $443.7 million as of September 30, 2006 compared to $357.2 million as of September 30, 2005, excluding our investments in statutory business trusts underlying our trust preferred securities. Net cash flow provided by operations, including $37.0 million of cash received from PXRE resulting from the commutation and novation transactions, contributed to the $86.6 million increase in invested assets during the nine months ended September 30, 2006. On a tax equivalent basis, the yield was 5.6% as of September 30, 2006 and 5.1% as of September 30, 2005.

     Net realized capital losses were $0.1 million in the nine months ended September 30, 2006 compared to net realized capital gains of $0.2 million for the same period in 2005. There was no impact on net realized losses attributable to adjustments for other-than-temporary impairment of securities held during the nine months ended September 30, 2006 or during the same period in 2005.

     Loss and loss adjustment expenses. Gross loss and loss adjustment expenses and the gross loss ratio for the insurance and reinsurance segments combined for the nine months ended September 30, 2006 were $151.0 million and 57.0%, respectively, compared to $93.8 million and 56.6%, respectively, for the same period in 2005. The net loss ratio for the combined segments was 62.2% for the nine months ended September 30, 2006 as compared to 59.0% in the same period of 2005. The net loss ratio for the nine months ended September 30, 2006 reflected a $1.6 million charge resulting from the commutation agreements with PXRE. In addition to the commutation agreements with PXRE, we executed novation agreements with PXRE relating to other reinsurance agreements covering business written in 2001, 2002 and 2003. These agreements were written by other insurance companies and managed on their behalf by TRM. The Company assumed loss liabilities of $12.2 million and received consideration of $11.4 million as a result of the novation agreements with PXRE. Since novation transactions are recorded by including the consideration received as premiums written and earned and the liabilities assumed as losses incurred, the gross and net loss ratios were also affected. Both of the PXRE transactions added 2.2 and 4.3 percentage points to the gross and net loss ratios, respectively.

     Operating expenses. Operating expenses increased by 35.0% to $82.4 million for the nine months ended September 30, 2006 from $61.0 million for the same period in 2005. The increase was due primarily to the increase in underwriting expenses resulting from the growth in premiums earned. Operating expenses for the nine months ending September 30, 2006 also include organizational and start up costs of approximately $0.5 million related to our sponsorship of CastlePoint which was a wholly owned subsidiary during the first quarter of 2006.

     Interest expense. Our interest expense increased for the nine months ended September 30, 2006 to $5.1 million compared to $3.6 million for the same period in 2005. The increase resulted from $0.9 million of interest expense from the $20.6 million of subordinated debentures issued on March 31, 2006, $0.4 million resulting from an increase in interest rates on the floating rate portions of our subordinated debentures and $0.2 million as a result of crediting reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables.

     Other Income. We recorded a gain of $7.9 million resulting from the sale of CastlePoint's unissued shares and other income of $4.6 million from a warrant that we received from CastlePoint for our sponsorship and formation activities. We also recorded $0.4 million income representing our 8.6% equity in CastlePoint's net income for the nine months ended September 30, 2006. See -- "Notes to Consolidated Financial Statements --Investments in Unconsolidated Affiliate" elsewhere in this report for further details regarding gains and losses recorded on these transactions.

     Income tax expense. Our income tax expense was $14.5 million for the nine months ended September 30, 2006 compared to $7.5 million for the same period in 2005. The increased income tax expense was due primarily to the increase in income before income taxes. The effective income tax rate was 34.7% for the nine months ending September 30, 2006 compared to 34.6% for the same period in 2005.

     Net income and return on average equity. Our net income and annualized return on average equity was $27.3 million and 22.8%, respectively, for the nine months ended September 30, 2006 compared to $14.2 million and 14.1%, respectively, for the same period in 2005. For the nine months ended September 30, 2006, the return was calculated by dividing annualized net income of $36.3 million by an average stockholders' equity of $159.6 million. The net effects of the commutation and novation transactions, as well as the gains recorded on the CastlePoint investment and warrant added $4.1 million to our net income and 3.2 percentage points to our annualized return on average equity for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, the return was calculated by dividing annualized net income of $18.9 million by an average stockholders' equity of $134.7 million.


Insurance Segment Results of Operations

                                                     Three Months Ended            Nine Months Ended
                                                       September 30,                 September 30,
                                                ---------------------------- ------------------------------
                                                      2006           2005           2006            2005
                                                ------------- -------------- -------------- ---------------
                                                                     ($ in thousands)
Revenues
Earned premiums
   Gross premiums earned                            $ 89,910       $ 64,441      $ 248,066        $164,520
   Less: ceded premiums earned                       (40,114)       (19,501)       (95,710)        (52,753)
                                                ------------- -------------- -------------- ---------------
   Net premiums earned                                49,796         44,940        152,356         111,767
Ceding commission revenue                             13,171          6,845         30,550          18,021
Policy billing fees                                      286            227            825             653
                                                ------------- -------------- -------------- ---------------
Total                                                 63,253         52,012        183,731         130,441

Expenses
Loss and loss adjustment expenses
   Gross loss and loss adjustment expenses            47,551         36,166        136,044          93,675
   Less: ceded loss and loss adjustment expenses     (18,698)        (9,873)       (46,149)        (27,805)
                                                ------------- -------------- -------------- ---------------
   Net loss and loss adjustment expenses              28,853         26,293         89,895          65,870
Underwriting expenses
   Direct commission expense                          14,204         10,131         40,444          27,194
   Other underwriting expenses                        11,484         10,178         32,819          24,477
                                                ------------- -------------- -------------- ---------------
Total underwriting expenses                           25,688         20,309         73,263          51,671
                                                ------------- -------------- -------------- ---------------
Underwriting Profit                                 $  8,712       $  5,410      $  20,573        $ 12,900
                                                ============= ============== ============== ===============
Key Measures
Premiums written
   Gross premiums written                           $ 98,523       $ 72,483      $ 289,779        $220,419
   Less: ceded premiums written                      (48,071)       (21,397)      (131,507)        (65,453)
                                                ------------- -------------- -------------- ---------------
   Net premiums written                             $ 50,452       $ 51,086      $ 158,272        $154,966
                                                ============= ============== ============== ===============
Loss Ratios
Gross                                                   52.9%          56.1%          54.8%           56.9%
Net                                                     57.9%          58.5%          59.0%           58.9%
Accident Year Loss Ratio
Gross                                                   53.5%          56.5%          55.2%           57.2%
Net                                                     59.1%          59.0%          58.8%           59.2%
Underwriting Expense Ratios
Gross                                                   28.3%          31.2%          29.2%           31.0%
Net                                                     24.6%          29.5%          27.5%           29.5%
Combined Ratios
Gross                                                   81.2%          87.3%          84.0%           87.9%
Net                                                     82.5%          88.0%          86.5%           88.4%


Insurance Segment Results of Operations Three Months Ended September 30, 2006 and 2005

     Gross premiums. Gross premiums written increased by 35.9% to $98.5 million for the three months ended September 30, 2006 compared to $72.5 million for the same period in 2005 due principally to increases in our homeowners and commercial multi peril, as well as other liability lines. Gross premiums earned increased by 39.5% to $89.9 million for the three months ended September 30, 2006 compared to $64.4 million for the same period in 2005. The number of policies in force increased by 19.1% as of September 30, 2006 compared to September 30, 2005. Additionally, during the third quarter of 2006, premium increases on renewed business averaged 9.4% in personal lines and 4.5% in commercial lines. The retention rate during the third quarter of 2006 was 91% for personal lines and 85% for commercial lines. New business written during the third quarter of 2006 through former OneBeacon producers that we appointed in connection with the 2004 renewal rights transaction amounted to $3.3 million compared to $3.8 million in the same period of 2005.

     Ceded premiums. Ceded premiums written increased by 124.7% to $48.1 million for the three months ended September 30, 2006 compared to $21.4 million for the same period in 2005. This increase was greater than the increase in gross premiums written for the following reasons. Consistent with our business plan as previously discussed in prior periods, in April 2006, we entered into three multi-year quota share reinsurance agreements with CastlePoint Reinsurance. For the three months ended September 30, 2006, we ceded $38.8 million of premiums written to CastlePoint Reinsurance. During this period our principal quota share reinsurance transaction with CastlePoint Reinsurance was on our brokerage business for which we ceded approximately 40% as compared to a 25% quota share ceding percentage in the three months ended September 30, 2005.

     Ceded premiums earned increased during the third quarter of 2006 as a result of the aforementioned increase in the ceded quota share percentage and an additional $5.6 million as a result of the second quarter portfolio of unearned premiums that was ceded to CastlePoint Reinsurance which related to business written in 2005 and that we had previously retained. Ceded premiums earned during the third quarter also increased as a result of the increased catastrophe reinsurance premiums of $3.9 million as compared to $1.0 million for the same period last year.

     Net premiums. Net premiums written decreased by 1.2% to $50.5 million for the three months ended September 30, 2006 compared to $51.1 million for the same period in 2005. This decrease was due to our decision to increase the brokerage business quota share ceding percentage to 40% as compared to 25% in the same period in 2005. Notwithstanding the slight decrease in net premiums written, net premiums earned increased by 10.8% to $49.8 million in the three months ended September 30, 2006 compared to $44.9 million in the same period in 2005 driven primarily by the increase in gross premiums earned and lower quota share ceding percentages in effect during the previous quarters in which the third quarter earned premiums were written. The increase in net premiums earned was partially offset by $3.0 million related to the increase in catastrophe reinsurance premiums referred to above under ceded premiums.

     Ceding commission revenue. Ceding commission revenue increased by 92.4% to $13.2 million for the three months ended September 30, 2006 compared to $6.8 million for the same period in 2005 largely due to the 105.7% increase in ceded premiums earned described above. This increase was reduced, in part, by a lower quota share ceding commission rate of 34% as compared to a ceding commission rate of 38% in the three months ended September 30, 2005. In addition, ceding commission income was increased by $0.2 million resulting from a decrease in the ceded loss ratio on a prior year quota share treaty recognized in the third quarter of 2006 compared to a small increase in the same period last year.

     Loss and loss adjustment expenses and loss ratio. Gross and net loss and loss adjustment expenses were $47.6 million and $28.9 million, respectively, for the three months ended September 30, 2006 compared with $36.2 million and $26.3 million, respectively, for the same period in 2005. Our gross loss ratio was 52.9% for the three months ended September 30, 2006 as compared with 56.1% for the same period in 2005. The net loss ratio was 57.9% for the three months ended September 30, 2006 compared to 58.5% for the same period last year. The decrease in the gross and net loss ratios in the third quarter of 2006 compared to the same period in 2005 was primarily due to lower than expected loss emergence for the property lines for the current accident year that resulted in lower loss ratios for property lines for the third quarter of 2006 compared to the same period in 2005. However the decrease in the net loss ratio was offset, in part, by the increase in the catastrophe reinsurance premiums ceded. We ceded catastrophe reinsurance premiums equal to 7.2% of net earned premiums during the three months ended September 30, 2006 as compared to 2.2% in the same period in 2005. There was favorable development of $0.6 million on a net basis in the third quarter of 2006 compared to favorable development of $0.2 million in the same period of 2005.

     Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing arrangement between TICNY and TRM. See -"Insurance Services Segment Results of Operations" for the amounts of loss and loss adjustment expense reimbursements.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $25.7 million for the three months ended September 30, 2006 as compared with $20.3 million for the same period in 2005. Our gross expense ratio was 28.3% for the three months ended September 30, 2006 as compared with 31.2% for the same period in 2005.

     The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned was 15.8% for the three months ended September 30, 2006, compared to 15.7% for the same period in 2005.

     The underwriting expense portion of the gross expense ratio was 12.5% for the three months ended September 30, 2006 as compared to 15.4% for the same period in 2005. Although underwriting expenses increased due to the growth in premium volume, the gross underwriting expense ratio declined as gross premiums earned increased more rapidly than underwriting expenses.

     The net underwriting expense ratio, which reflects the benefit of ceding commission revenue which lowers the gross expense ratio, was 24.6% for the three months ended September 30, 2006 as compared to 29.5% for the same period in 2005. This was due to the lower gross expense ratio and the increased effects of ceding commission on lowering the gross expense ratio.

     Underwriting profit and combined ratio. The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $8.7 million in the third quarter of 2006 and $5.4 million in the same period in 2005. The gross combined ratio was 81.2% for the three months ended September 30, 2006 as compared with 87.3% for the same period in 2005. The decrease in the gross combined ratio in the third quarter of 2006 resulted primarily from a decrease in both the gross loss ratio and the gross underwriting expense ratio. The net combined ratio was 82.5% for the three months ended September 30, 2006 as compared to 88.0% for the same period in 2005. The decrease in the net combined ratio resulted from a decrease in both the net loss ratio and net underwriting expense ratio, as explained above.



Insurance Segment Results of Operations Nine Months Ended September 30, 2006 and 2005

     Gross premiums. Gross premiums written increased by 31.5% to $289.8 million for the nine months ended September 30, 2006 compared to $220.4 million for the same period in 2005. Gross premiums earned increased by 50.8% to $248.1 million for the nine months ended September 30, 2006 compared to $164.5 million for the same period in 2005. Gross premiums earned was affected by the increase in gross premiums written in 2005. The increase in gross premiums earned was due to the overall increase in gross premiums written through September 30, 2006 especially in our homeowners and commercial multi peril and other liability lines. The number of policies in force increased by 19.1% as of September 30, 2006 compared to September 30, 2005. Additionally, during the first nine months of 2006, premium increases on renewed business averaged 8.3% in personal lines and 4.2% in commercial lines. The retention rate was 88% for personal lines and 81% for commercial lines during the nine months ended September 30, 2006. New business written during the first nine months of 2006 through former OneBeacon producers that we appointed in connection with the 2004 renewal rights transaction amounted to $15.4 million compared to $12.4 million in the same period of 2005.

     Ceded premiums. Ceded premiums written increased by 100.9% to $131.5 million for the nine months ended September 30, 2006 compared to $65.5 million for the same period in 2005. This increase was greater than the increase in gross premiums written for the following reasons. In April 2006, we entered into three multi-year quota share reinsurance agreements with CastlePoint Reinsurance. Since we did not place quota share reinsurance in the first quarter of 2006, we ceded to CastlePoint Reinsurance $40.9 million of unearned premiums as of April 1, 2006. In addition, we ceded $68.8 million of premiums written on policies that began on April 1, 2006 through the period ending September 30, 2006. Consistent with our business plans and targeted net premiums written levels, the second and third quarter cessions to CastlePoint Reinsurance reflected a 30% and 40% quota share ceding percentage for the brokerage business, respectively, as compared to a 25% quota share ceding percentage in the nine months ended September 30, 2005.

     Ceded premiums earned increased 81.4% during the first nine months of 2006 as compared to the same period in 2005 as a result of the increase in gross premiums earned and these changes in quota share ceding percentages, as well as an additional $15.4 million of ceded premiums earned as a result of the April 1, 2006 portfolio of unearned premiums that was ceded to CastlePoint Reinsurance which related to business written in 2005 that we had previously retained.

     Net premiums. Net premiums written increased by 2.1% to $158.3 million for the nine months ended September 30, 2006 compared to $155.0 million for the same period in 2005 notwithstanding the 31.5% increase in gross premiums written. This was due to the increased ceded premiums written as described above.

     Net premiums earned increased by 36.3% to $152.4 million in the nine months ended September 30, 2006 compared to $111.8 million in the same period in 2005 as a result of the 50.8% increase in gross premiums earned offset by the 81.4% increase in ceded premiums earned discussed above

     Ceding commission revenue. Ceding commission revenue increased by 69.5% to $30.6 million for the nine months ended September 30, 2006 compared to $18.0 million for the same period in 2005 due to the 81.4% increase in ceded premiums earned offset, in part, by a lower quota share ceding commission rate of 34% as compared to a ceding commission rate of 41% in the nine months ended September 30, 2005. Also,, as a result of the commutation agreements with PXRE, we recorded a charge of $3.2 million to ceding commission revenue. Ceding commission revenue increased $1.0 million in the nine months ended September 30, 2006 as a result of an improvement in the ceded loss ratios on prior years' quota share treaties compared to a decrease of $0.7 million in the same period in 2005.

     Loss and loss adjustment expenses and loss ratio. Gross and net losses and loss adjustment expenses were $136.0 million and $89.9 million, respectively, for the nine months ended September 30, 2006 compared with $93.7 million and

$65.9 million, respectively, for the same period in 2005. Our gross loss ratio was 54.8% for the nine months ended September 30, 2006 as compared with 56.9% for the same period in 2005. The net loss ratio was 59% for the nine months ended September 30, 2006 and reflected the $1.6 million charge resulting from the commutation agreement with PXRE referred to previously. The effect of the commutation added 1.0 percentage point to the net loss ratio in the nine months ended September 30, 2006 as compared to 58.9% in the same period of 2005. The decrease in the gross and net loss ratios, excluding the impact of PXRE, for the nine months ended September 30, 2006 compared to the same period in 2005 was primarily due to lower than expected loss emergence for the property lines for the current accident year that resulted in lower loss ratios for property lines for the nine months of 2006 compared to the same period in 2005. However the decrease in the net loss ratio, excluding the impact of PXRE, was offset, in part, by the increase in the catastrophe reinsurance premiums ceded. We ceded catastrophe reinsurance premiums equal to 4.0% of net premiums earned during the nine months ended September 30, 2006 as compared to 2.8% in the same period in 2005. During the first nine months of 2006, prior accident years loss reserves developed favorably to the extent of $1.2 million which excludes the $1.6 million loss related to the commutation with PXRE. There was favorable development from prior years' loss reserves on a net basis of approximately $331,000 in the first nine months of 2005.

     Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expensed made by TRM pursuant to the expense sharing arrangement between TICNY and TRM. See "Insurance Service Segment Results of Operations" for the amounts of loss and loss adjustment expense reimbursements.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $73.3 million for the nine months ended September 30, 2006 as compared with $51.7 million for the same period in 2005. Our gross expense ratio was 29.2% for the nine months ended September 30, 2006 as compared with 31.0% for the same period in 2005.

     The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 16.3% for the nine months ended September 30, 2006, compared to 16.5% for the same period in 2005. The lower ratio was attributable primarily to an increase in the number of larger policies that carry a lower commission rate.

     The underwriting expense portion of the gross expense ratio was 12.9% for the nine months ended September 30, 2006 as compared to 14.5% for the same period in 2005. Although underwriting expenses increased due to the growth in premium volume, the gross ratio declined as gross premiums earned increased more rapidly than underwriting expenses.

     The net underwriting expense ratio was 27.5% for the nine months ended September 30, 2006 as compared to 29.5% for the same period in 2005. The net expense ratio, which reflects ceding commission revenue, was affected by the reduction in ceding commissions of $3.2 million resulting from the commutations with PXRE which added 2.1 percentage points to the net expense ratio. The net expense ratio for the nine months ended September 30, 2006 also included the benefit of additional ceding commission revenue recognized during the nine months due to the additional ceded premiums earned to CastlePoint Reinsurance as of April 1, 2006.

     Underwriting profit and combined ratio. The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $20.6 million in the first nine months of 2005 and $12.9 million in the same period in 2005. The gross combined ratio was 84.0% for the nine months ended September 30, 2006 as compared with 87.9% for the same period in 2005. The decrease in the gross combined ratio in the first nine months of 2006 resulted primarily from a decrease in both the gross loss ratio and gross underwriting expense ratio. The net combined ratio was 86.5% for the nine months ended September 30, 2006 as compared to 88.4% for the same period in 2005. The decrease in the net combined ratio resulted from a decrease in the net underwriting expense ratio described above. The effects of the commutations reduced underwriting profits by $4.8 million and added 3.1 percentage points to the net combined ratio.


Reinsurance Segment Results of Operations

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                          --------------------------- ---------------------------
                                                2006          2005        2006           2005
                                          ------------- ------------- ------------ --------------
                                                             ($ in thousands)
Revenues
Premiums earned
   Gross premiums earned                        $2,617         $ 418      $16,645         $1,267
   Less: ceded premiums earned                     (48)          (34)         (93)          (101)
                                          ------------- ------------- ------------ --------------
   Net premiums earned                           2,569           384       16,552          1,166
                                          ------------- ------------- ------------ --------------
Expenses
Loss and loss adjustment expenses
   Gross loss and loss adjustment expenses       1,549           167       14,930            153
   Ceded loss and loss adjustment expenses         (11)           52          201            564
                                          ------------- ------------- ------------ --------------
   Net loss and loss adjustment expenses         1,538           219       15,131            717
Underwriting expenses
   Ceding commission expense                       895             4        1,665             17
   Other underwriting expenses                     340            48          689            119
                                          ------------- ------------- ------------ --------------
Total underwriting expenses                      1,235            52        2,354            136
                                          ------------- ------------- ------------ --------------
Underwriting (Loss) Profit                      $ (204)        $ 113      $  (933)        $  313
                                          ============= ============= ============ ==============
Key Measures
Premiums written
   Gross premiums written                       $1,287         $ 338      $21,818         $1,076
   Less: ceded premiums written                    (79)          (33)         (79)          (105)
                                          ------------- ------------- ------------ --------------
   Net premiums written                         $1,208         $ 305      $21,739         $  971
                                          ============= ============= ============ ==============
Loss Ratios
Gross                                             59.2%         40.0%        89.7%          12.1%
Net                                               59.9%         57.0%        91.4%          61.5%
Accident Year Loss Ratios
Gross                                             59.3%         55.0%        91.3%          55.2%
Net                                               60.4%         59.9%        91.8%          60.0%
Underwriting Expense Ratios
Gross                                             47.2%         12.6%        14.1%          10.8%
Net                                               48.1%         13.7%        14.2%          11.7%
Combined Ratios
Gross                                            106.4%         52.5%       103.8%          22.8%
Net                                              107.9%         70.7%       105.6%          73.2%



Reinsurance Segment Results of Operations Three Months Ended September 30, 2006 and 2005

     Gross premiums. Gross premiums written, which were premiums assumed on business produced by TRM on behalf of its issuing companies in the Insurance Services Segment, increased to $1.3 million for the three months ended September 30, 2006 as compared to $0.3 million for the same period in 2005. In 2006 we decided to assume substantially all of the premiums placed through the Insurance Services Segment compared to 2005 when we assumed premiums only on an excess of loss basis. Gross premiums earned increased to $2.6 million from $0.4 million in the third quarter of 2005 as a result of an increase in gross premiums written in prior periods.

     Net premiums. Net premiums written increased to $1.2 million for the three months ended September 30, 2006 as compared to $0.3 million for the same period in 2005. The increase in net premiums written was due to our decision to assume as gross premiums written substantially all of the premiums placed through the Insurance Services Segment. Net premiums earned increased to $2.6 million for the three months ended September 30, 2006 as compared to $0.4 million for the same period of 2005 as a result of the increase in gross premiums earned.

     Loss and loss adjustment expenses and loss ratio. Gross loss and loss adjustment expenses were $1.5 million for the three months ended September 30, 2006 as compared to $0.2 million for the same period in 2005. Net losses were $1.5 million for the three months ended September 30, 2006 as compared to $0.2 million for the same period in 2005. The gross and net loss ratios were 59.2% and 59.9%, respectively for the three months ended September 30, 2006 as compared to 40.0% and 57.0%, respectively, in the same period in 2005. The gross loss ratio was 40.0% for the three months ended September 30, 2005 was reduced by 15.0 percentage points due to favorable prior year loss reserve development.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses for the reinsurance segment are comprised of ceding commission expense paid to TRM's issuing companies and other third-party reinsurers to acquire premiums and this segment's allocated share of other underwriting expenses. Gross underwriting expenses increased for the three months ended September 30, 2006 to $1.2 million compared to $52,000 in the same period in 2005. These increases resulted from a 34% ceding commission paid to an issuing carrier. In 2005, this segment assumed premiums on an excess of loss basis, which did not incur a commission payment. Additionally, the increase in gross premiums written resulted in an increase in the allocated share of other underwriting expenses to this segment. The gross and net underwriting expense ratios were 47.2% and 48.1% for the three months ended September 30, 2006 compared to 12.6% and 13.7%, respectively, for the same period in 2005.

     Underwriting profit (loss) and combined ratio. The underwriting loss from assumed reinsurance for the third quarter of 2006 was $0.2 million compared to an underwriting profit of $0.1 million for the third quarter of 2005. The net combined ratio was 107.9% for the third quarter of 2006 compared to 70.7% for the third quarter of 2005. The higher net combined ratio for the third quarter of 2006 was a result of the increased net underwriting expense ratio as explained above.

     The gross combined ratio increased to 106.4% for the third quarter of 2006 compared to 52.5% for the third quarter of 2005 due to an increase in the gross loss ratio and gross underwriting expense ratios in the third quarter of 2006 compared to the same period last year.

Reinsurance Segment Results of Operations Nine Months Ended September 30, 2006 and 2005

     Gross premiums. Gross premiums written increased to $21.8 million for the nine months ended September 30, 2006 as compared to $1.1 million for the same period in 2005. This increase was due to our having entered into novation agreements with PXRE in June 2006 which increased assumed premiums written by $11.4 million and our decision to assume substantially all of the premiums placed through the Insurance Services Segment. Gross premiums earned increased to $16.6 million for the nine months ended September 30, 2006 from $1.3 million in the nine months ended September 30, 2005 due to the significant increase in gross premiums written and the novation agreements with PXRE.

     Net premiums. Net premiums written increased to $21.7 million for the nine months ended September 30, 2006 as compared to $1.0 million for the same period in 2005. The increase in net premiums written was due to an increase in gross premiums as discussed above. Net premiums earned increased to $16.6 million for the nine months ended September 30, 2006 as compared to $1.2 million for the same period of 2005 as a result of the increase in gross premiums earned, which included the premiums arising from the novation agreements with PXRE.

     Loss and loss adjustment expenses and loss ratio. Gross loss and loss adjustment expenses were $14.9 million for the nine months ended September 30, 2006 as compared to $0.2 million for the same period in 2005. Net losses were $15.1 million for the nine months ended September 30, 2006 as compared to $0.7 million for the same period in 2005. Both gross and net losses for the nine months ended September 30, 2006 were increased by $12.2 million as a result of the novation agreements with PXRE. The gross and net loss ratios were 89.7% and 91.4%, respectively, for the nine months ended September 30, 2006 as compared to 12.1% and 61.5%, respectively, in the same period in 2005. The gross loss ratio was 12.1 % in the first nine months of 2005 due to a favorable prior year loss reserve development of $0.5 million which fully offset gross accident year losses. The effect of the novation agreements added 37.5 percentage points and
34.4 percentage points to the gross and net loss ratio, respectively, for the nine months ending September 30, 2006.

     Underwriting expenses and underwriting expense ratio. Gross underwriting expenses increased for the nine months ended September 30, 2006 to $2.4 million as compared to $0.1 million for the same period in 2005. Our net underwriting expense ratio increased to 14.2% for the nine months ended September 30, 2006 from 11.7% for the same period in 2005. These increases resulted from a 34% commissions paid to an issuing carrier. In 2005, this segment assumed premiums on an excess of loss basis which did not incur a commission payment. Additionally, the increase in gross premiums written resulted in an increase in the allocated share of other underwriting expenses to this segment. The gross and net underwriting expense ratios were 14.1% and 14.2%, respectively, for the nine months ended September 30, 2006 compared to 10.8% and 11.7%, respectively, for the same period last year. The PXRE novation added $11.4 million of additional gross and net premiums earned. The effects of the PXRE novation reduced the gross and net underwriting expense ratios by 31.1 percentage points and 31.8 percentage points, respectively, for the nine months ended September 30, 2006.

     Underwriting (loss) profit and combined ratio. The underwriting loss from assumed reinsurance for the nine months ended September 30, 2006 was $0.9 million compared to underwriting profit of $0.3 million for the same period of 2005 and includes the charge of $0.8 million resulting from the novation agreements with PXRE. The net combined ratio was 105.6% for the nine months ended September 30, 2006 compared to 73.2% for the same period of 2005. The higher net combined ratio for the first nine months of 2006 was the result of the increased net loss ratio as explained above.

     The gross combined ratio increased to 103.8% for the nine months ended September 30, 2006 compared to 22.8% for the same period of 2005 due to the increase in the gross loss ratio and the other underwriting expense ratio. The effects of the novation agreements added 6.5 percentage points and 2.5 percentage points to the gross and net combined ratios for the nine months ended September 30, 2006.


Insurance Services Segment Results of Operations

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                       --------------------------- ---------------------------
                                                              2006        2005          2006          2005
                                                       ------------- ------------- ------------- -------------
                                                                          ($ in thousands)
Revenues
Direct commission revenue from managing general agency       $  380        $2,022       $ 2,291       $ 6,713
Claims administration revenue                                   688         1,137         2,572         3,287
Reinsurance intermediary fees(1)                                176           259           411           541
Policy billing fees                                               -             7             5            18
                                                       ------------- ------------- ------------- -------------
Total Revenues                                                1,244         3,425         5,279        10,559
                                                       ------------- ------------- ------------- -------------
Expenses
Direct commissions expense paid to producers                    211         1,143         1,545         3,528
Other insurance services expenses(2)                            193           472           735         1,412
Claims expense reimbursement to TICNY                           687         1,135         2,556         3,276
                                                       ------------- ------------- ------------- -------------
Total Expenses                                                1,091         2,750         4,836         8,216
                                                       ------------- ------------- ------------- -------------
Insurance Services Pre-tax Income                            $  153        $  675       $   443       $ 2,343
                                                       ============= ============= ============= =============
Premium produced by TRM on behalf of issuing companies       $1,408        $8,013       $10,270       $24,888
                                                       ============= ============= ============= =============

     (1)The reinsurance intermediary fees include commissions earned for placement of reinsurance on behalf of TICNY.

     (2)Consists of underwriting expenses reimbursed to TICNY pursuant to an expense sharing agreement.


Insurance Services Segment Results of Operations Three Months Ended September 30, 2006 and 2005

     Total revenues. Total revenues for the insurance services segment were $1.2 million for the three months ended September 30, 2006 as compared with $3.4 million for the same period in 2005. The principal components of total revenues for our insurance services segment are direct commission revenue, claims administration revenue and reinsurance intermediary fees. The decrease in total revenues was primarily due to direct commission revenue that decreased by 81.2% to $0.4 million for the third quarter of 2006 compared to $2.0 million for the third quarter of 2005. Claims administration revenues decreased by 39.5% to $0.7 million in the third quarter of 2006 compared to $1.1 million in the same period of last year as a result of fewer hours associated with claims handled for issuing carriers. Reinsurance intermediary fees revenue decreased by 32.0% to $0.2 million for the third quarter of 2006 as compared to $0.3 million for the third quarter of 2005 in which reinsurance intermediary fees were increased as a result of an adjustment to a prior year reinsurance contract.

     Direct commission revenue is dependent upon the premiums and losses on business produced by TRM on behalf of its issuing companies. For the third quarter of 2006, direct commission revenues decreased by 81.2% to $0.4 million compared to $2.0 million for the third quarter of 2005 as a result of the decrease in premiums produced by TRM as more policies were renewed in the Insurance Segment. Premiums produced by TRM decreased by 82.4% to $1.4 million in the third quarter of 2006 as compared to $8.0 million in the same period of 2005. There was an increase in commission revenue of $0.4 million the third quarter of 2006 as a result of favorable loss development on the premiums produced in prior years compared to an increase of $0.1 million in the same period of last year.

     Direct commission expense. TRM's direct commission expense rate was 15.0% for the third quarter of 2006 compared to 14.3% for the third quarter of 2005 as the majority of premiums in 2006 are on smaller policies that typically carry a higher commission rate as compared to the third quarter of 2005 in which there were larger proportions of policies with larger premiums and lower commission rates.

     Other insurance services expenses. The amount of reimbursement for underwriting expenses by TRM to TICNY in the third quarter of 2006 was $0.2 million as compared to $0.5 million in the third quarter of 2005. The decrease resulted from the decrease in premiums produced.

     Claims expense reimbursement. The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY in the third quarter of 2006 was $0.7 million as compared to $1.1 million in the third quarter of 2005 due to a decrease in the number of claims handled.

     Pre-tax income. Pre-tax income in the third quarter of 2006 decreased by 77.3% to $0.2 million as compared to $0.7 million in the third quarter of 2005. The decrease was due to the decrease in premiums produced offset partially by a favorable adjustment in direct commission revenue of $0.4 million in the three months ended September 30, 2006 as compared to a favorable adjustment in direct commission income of $0.1 million resulting from favorable loss development on premiums produced in prior periods for the three months ended September 30, 2005.

Insurance Services Segment Results of Operations Nine Months Ended September 30, 2006 and 2005

     Total revenues. Total revenues for the insurance services segment were $5.3 million for the nine months ended September 30, 2006 as compared with $10.6 million for the same period in 2005. The decrease in total revenues was due to direct commission revenue that decreased by 65.9% to $2.3 million for the first nine months of 2006 compared to $6.7 million for the same period of 2005 and reinsurance intermediary fees that decreased by 24.0% to $0.4 million in the nine months ended September 30, 2006 compared to $0.5 million in the same period of last year in which reinsurance intermediary fees were increased as a result of an adjustment to a prior year reinsurance contract. Claims administration revenue decreased by 21.8% to $2.6 million for the nine months ended September 30, 2006 as compared to $3.3 million for the same period last year as a result of fewer hours associated with claims handled for issuing carriers. As a result of the PXRE novation, TRM increased its direct commission revenue by $0.2 million.

     For the first nine months of 2006, direct commission revenues decreased as compared to last year as a result of the 58.7% decrease in premiums produced by TRM to $10.3 million from $24.9 million as more policies were renewed in the Insurance Segment. In addition there was an increase in commission revenue of $0.2 million the nine months ended September 30, 2006 as a result of favorable loss development on the premiums produced in prior years compared to additional commission income of $0.5 million resulting from favorable loss development on premiums produced in prior periods for the nine months ended September 30, 2005. As a result of the PXRE novation, TRM recognized $0.2 million of direct commission revenue.

     Direct commission expense. TRM's direct commission expense rate was 15.0% for the first nine months of 2006 compared to 14.2% for the same period last year as the majority of premiums in 2006 are on smaller policies that typically carry a higher commission rate as compared to 2005 in which there were larger proportions of policies with larger premiums and lower commission rates.

     Other insurance services expenses. The amount of reimbursement for underwriting expenses by TRM to TICNY in the first nine months of 2006 was $0.7 million as compared to $1.4 million in the same period last year, as a result of the decrease in premiums produced.

     Claims expense reimbursement. The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY in the first nine months of 2006 was $2.6 million as compared to $3.3 million in the same period last year due to a decrease in the number of claims handled.

     Pre-tax income. Pre-tax income in the first nine months of 2006 decreased by 81.1% to $0.4 million as compared to $2.3 million in the same period last year. The decrease was due to the decrease in premiums produced offset partially by a favorable adjustment in direct commission revenue of $0.2 million in the nine months ended September 30, 2006 as compared to a favorable adjustment in direct commission income of $0.5 million resulting from favorable loss development on premiums produced in prior periods for the three and nine months ended September 30, 2005.

Liquidity and Capital Resources

     Cash flows. Cash flow needs at the holding company level are primarily for dividends to our stockholders and interest payments on our $68.0 million of subordinated debentures underlying our trust preferred securities.

     For the three months ended September 30, 2006, net cash provided by operating activities was $11.3 million. Net cash provided by operations was $36.0 million for the same period in 2005. The lower net cash provided by operating activities was due to an increase in collected premiums as a result of the growth in gross premiums written, offset by the payment of $21.5 million to CastlePoint Reinsurance for the remaining April 1, 2006 ceded unearned premiums and the third quarter quota share reinsurance as well as an increase in premiums paid for catastrophe coverage.

     For the nine months ended September 30, 2006, net cash provided by operating activities was $97.9 million compared to $97.5 million for the same period last year. The increase in net cash provided by operations for the nine months ended September 30, 2006 resulted primarily from an increase in collected premiums as a result of the growth in gross premiums written and the commutation and novation agreements executed during the second quarter of 2006, offset by the partial payment of $41.8 million for the April 1, 2006 ceded unearned premiums and the quota share reinsurance ceded to CastlePoint Reinsurance in the nine months ended September 30, 2006 as well as an increase in premiums paid for catastrophe coverage.

     For the three months and nine months ended September 30, 2006, we had $52.6 million and $116.6 million, respectively, of net cash flows used in investing activities that were funded from operating cash flow. During the third quarter of 2006, the Company capitalized $14.2 million for the purchase of fixed assets. The Company relocated its New York City Corporate Headquarters within the same building. The Company capitalized $8.0 million for leasehold improvements, $3.9 million for furniture & equipment and $2.2 million for computer hardware and software in the third quarter of 2006. The landlord provided a $4.5 million build-out allowance which partly financed the $8.0 million of leasehold improvements as of September 30, 2006. During the nine months of 2006, the Company capitalized $19.2 million for the purchase of fixed assets. This included $9.5 million for leasehold improvements, $5.1 million for furniture & equipment and $4.6 million for computer hardware and software. In addition, there were an increases in the mortgage-backed, corporate bond sectors and equity investments in the three months ended September 30, 2006.

     The net cash flows provided by financing activities for the nine months ended September 30, 2006 was $20.5 million and included the net proceeds from the issuance of $20.0 million in subordinated debentures on March 31, 2006, compared to $0.3 million and $1.2 million of net cash flows used in financing activity for the three and nine months ended September 30, 2005, respectively.

     The operating subsidiaries' primary sources of cash are net premiums received, commission and fee income, net investment income and proceeds from the sale and redemption of both equity and fixed-maturity investments. Cash is used to pay claims, commissions and operating expenses, to purchase investments and fixed assets and to pay dividends to the holding company. TICNY and TNIC are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. As of September 30, 2006, the maximum amount of distributions that TICNY could pay to its parent without approval of the New York State Insurance Department was $11.3 million. TNIC may not pay more than 10% of its capital stock in dividends per year in accordance with the Massachusetts Insurance Code. As of September 30, 2006, the maximum amount of distributions that TNIC could pay to its parent without approval of the Massachusetts Commissioner of Insurance was $0.3 million.

Subordinated Debentures

     On March 31, 2006, we participated in a private placement of $20.0 million of fixed/floating rate capital securities (the "Trust Preferred Securities") issued by Tower Group Statutory Trust V (the "Trust"), an affiliated Delaware trust formed on March 29, 2006. The Trust Preferred Securities mature in April 2036, are redeemable at our option at par beginning April 7, 2011, and require quarterly distributions of interest by the Trust to the holder of the Trust Preferred Securities. Interest distributions are initially at a fixed rate of 8.5625% for the first five years and will then reset quarterly for changes in the three-month London Interbank Offered Rate ("LIBOR") rate plus 330 basis points. The Trust simultaneously issued 619 of the Trust's common securities to us for a purchase price of $0.6 million, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the Trust Preferred Securities and common securities to purchase for $20.6 million a Junior Subordinated Debt Security due 2036 issued by us.

Investments

     The aggregate fair value of our invested assets as of September 30, 2006 was $ 443.7 million; excluding our investment in common trust securities-statutory business trusts. Our fixed maturity securities as of this date had a fair value of $401.0 million and an amortized cost of $402.7 million. The equity securities carried at fair value were $42.6 million with a cost of $42.7 million as of September 30, 2006. Equity securities carried at cost were reclassified to equity securities at fair value as of September 30, 2006 in accordance with GAAP for insurance companies.

     On November 3, 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "Other-Than-Temporary Impairment and Its Application to Certain Investments." The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of other than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP applies to reporting periods beginning after December 15, 2005.

     Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of September 30, 2006, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments in accordance with the provisions of this FSP. We determined that we did not hold any investments that would have been considered other than temporarily impaired.


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

     For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of September 30, 2006.

     The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of September 30, 2006:

                                   Estimated Increase
                                   (Decrease) in Fair   Estimated Percentage
                                         Value          Increase (Decrease)
Change in Interest Rate            ($ in thousands)        in Fair Value
--------------------------------- --------------------- ---------------------
300 basis point rise                         ($ 50,029)               (12.5%)
200 basis rise                                 (33,815)                (8.4%)
100 basis rise                                 (17,055)                (4.3%)
As of September 30, 2006                             0                   0.0%
50 basis point decline                           8,290                   2.1%
100 basis point decline                         16,243                   4.1%

     The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $17.1 million or 4.3% based on a 100 basis point increase in interest rates as of September 30, 2006. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities, which constituted approximately 90.0% of our total invested assets as of September 30, 2006.

     As of September 30, 2006 we had a total of $23.7 million of outstanding floating rate debt all of which were outstanding subordinated debentures underlying our trust securities issued by our wholly owned statutory business trusts carrying an interest rate that is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase.


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

     There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                                   Tower Group, Inc.
                                         ---------------------------------------
                                                      Registrant



  Date:       November 3, 2006             /s/     Michael H. Lee
        ---------------------------      ---------------------------------------
                                                   Michael H. Lee
                                                 Chairman of the Board,
                                         President and Chief Executive Officer





  Date:       November 3, 2006             /s/    Francis M. Colalucci
        ---------------------------      ---------------------------------------
                                                  Francis M. Colalucci
                                                  Senior Vice President,
                                           Chief Financial Officer and Treasurer