Form 10-K
period 2006-12-31
Tower Group, Inc.
filed 2007-03-08
CIK 1289592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PRUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from               to

Commission File Number:  000-50990

Tower Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3894120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
120 Broadway, 31st Floor
New York, New York	10271
(Address of principal executive offices)	(Zip Code)
(212) 655-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.0l par value per share

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act. Yes ☐   No ☒

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

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2006 (based on the closing price on the Nasdaq National Market) on such date was approximately $515,117,298.

As of March 5, 2007, the registrant had 23,101,108 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the registrant’s 2006 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”).

PART I

Item 1.                        BUSINESS

Overview

As used in this Form 10-K, references to the “Company”, “we”, “us”, or “our” refer to Tower Group, Inc. and its subsidiaries, including its insurance companies, Tower Insurance Company of New York (“TICNY”), and Tower National Insurance Company (“TNIC”), Tower Indemnity Company of America (“TICA”) and its managing general agency, Tower Risk Management Corp. (“TRM”), unless the context suggests otherwise.

References to “Preserver” refer to Preserver Group, Inc. and its subsidiaries, including Preserver Insurance Company, Mountain Valley Indemnity Company and North East Insurance Company and any other direct or indirect subsidiary, unless the context suggests otherwise;

References to “CastlePoint” refer to CastlePoint Holdings, Ltd. and its subsidiaries, which include CastlePoint Management Corp., CastlePoint Bermuda Holdings, Ltd., CastlePoint Reinsurance Company, Ltd. and CastlePoint Insurance Company, unless the context suggests otherwise.

Through our subsidiaries, we offer a broad range of specialized property and casualty insurance products and services to small to mid-sized businesses and to individuals in New York, New Jersey, Massachusetts and Pennsylvania. We provide coverage for many different market segments, including nonstandard risks that do not fit the underwriting criteria of standard risk carriers due to factors such as type of business, location and premium per policy. We provide commercial lines products comprised of commercial package, general liability, workers’ compensation and commercial auto policies to businesses such as retail and wholesale stores, grocery stores, restaurants, artisan contractors and residential and commercial buildings. We also provide personal lines products that currently insure modestly valued homes and dwellings. These products are distributed through approximately 800 retail agents that are serviced through our offices in New York City, Buffalo and Long Island. We also distribute our products through approximately 60 wholesale agents that are primarily located throughout the New York metropolitan area. TICNY and TNIC are currently rated “A-” (Excellent) by A.M. Best.

In March 2005, in an effort to expand our writings outside of New York as well as position our products in various market segments, we purchased the outstanding common stock of TNIC, a shell insurance company that had licenses in various states in the Northeast. A “shell insurance company” is a licensed insurance company that does not have any net liabilities and does not write any business. We have worked to increase the licensing of both TNIC and TICNY, which are licensed in 25 and 36 states, respectively. TNIC began writing business in New Jersey, Pennsylvania, Illinois, Massachusetts and New York in 2006.

In February 2006, we sponsored the formation of CastlePoint Holdings, Ltd., a Bermuda holding company organized to provide property and casualty insurance and reinsurance business solutions, products and services primarily to small insurance companies and program underwriting agents in the United States. We sponsored and entered into a long-term strategic relationship with CastlePoint to secure a stable source of traditional quota share reinsurance and insurance risk-sharing capability to support our anticipated future growth. We believe that the formation of CastlePoint and the agreements between our company and CastlePoint further enhance our hybrid business model by reducing certain risks of relying on other reinsurers and issuing carriers. These risks include cyclicality in demand for underwriting and availability of capacity, restrictions on business and underwriting classes and the high costs of utilizing issuing carriers. Our relationship with CastlePoint also generates commission and fee income which are an important component of our business. See “Business - Strategic Relationship and Agreements with CastlePoint.”

Recent Developments

We have agreed to enter into various pooling arrangements with CastlePoint Insurance Company to be effective January 1, 2007 that are pending the approval of the New York State Department of Insurance. As a result of these pooling agreements and the reinsurance agreements that we already have in place with CastlePoint Reinsurance Company, Ltd. (“CastlePoint Reinsurance”), we expect to cede and/or pool a total of 49% of our brokerage business premium and to participate in 50% of the traditional program business premium with CastlePoint in 2007, and we expect to assume approximately 15% of the specialty program business premium written by CastlePoint Insurance Company in 2007. These pooling arrangements remain subject to regulatory approval. On December 4, 2006, we sold an unused “shell” insurance company, Tower Indemnity Company of America (which was renamed CastlePoint Insurance Company), to CastlePoint, in order to facilitate our pooling arrangements with CastlePoint. See “Business-Strategic Relationship and Agreements with CastlePoint.”

On November 13, 2006, we signed an agreement to acquire Preserver Group, Inc. (“Preserver”) for a base purchase price of $68.3 million (approximately $64.8 million after deduction for expenses incurred by Preserver, net of tax). A portion of the purchase price paid will be used to redeem $30.8 million of debt to Preserver’s shareholders at the closing. In addition, $12 million of Preserver’s trust preferred securities will remain outstanding. Preserver is a privately-held company that offers products similar to ours in the Northeast, particularly in New Jersey, Maine and Massachusetts. Preserver’s gross written premiums were $88.6 million in 2005 and $64.6 million for the nine months ended September 30, 2006. Preserver is rated “B++” (Good) by A.M. Best. On December 7, 2006, A.M. Best placed the ratings of Preserver under review with positive implications. We believe this transaction will accelerate our regional expansion by allowing us to access Preserver’s approximately 300 agents that produce business in various Northeastern states. The acquisition is subject to regulatory approvals and is expected to close in the second quarter of 2007. See “Business—Acquisition of Preserver.”

On November 13, 2006, we entered into the Stock Purchase Agreement with a subsidiary of CastlePoint pursuant to which we agreed to issue and sell 40,000 shares of perpetual preferred stock to the subsidiary for aggregate consideration of $40 million. The transaction closed on December 4, 2006. See “Business—Strategic Relationship and Agreements with CastlePoint.”

On January 22, 2007, the Securities and Exchange Commission declared effective our registration statement on Form S-3 for the sale by the Company of an aggregate of 2,704,000 shares of common stock, par value $.01 per share, of the Company (“common stock”) and the grant of an option to the underwriters to purchase up to of 405,600 additional shares of common stock to cover over-allotments, if any, from the Company.

On January 25, 2007, Tower Group Statutory Trust VI (the “Trust”), an affiliated Delaware trust issued $20.0 million of fixed/floating rate capital securities (the “Trust Preferred Securities”) in a private placement. The Trust Preferred Securities mature in April 2036, are redeemable at the Company’s option at par beginning April 7, 2011, and require quarterly distributions of interest by the Trust to the holder of the Trust Preferred Securities. Interest distributions are initially at a fixed rate of 8.155% for the first five years and will then reset quarterly for changes in the three-month London Interbank Offered Rate (“LIBOR”) plus 300 basis points. The Trust simultaneously issued 619 of the Trust’s common securities to the Company for a purchase price of $0.6 million, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the Trust Preferred Securities and common securities to purchase for $20.6 million a Junior Subordinated Debt Security due 2037 issued by the Company. The Company does not consolidate interest in its statutory business trusts for which the Company holds 100% of the common trust securities because the Company is not the primary beneficiary of the trusts. The Company’s investment in common trust securities of the statutory business trust are reported in investments as equity securities. The Company reports as a liability the outstanding subordinated debentures owed to the statutory business trusts. The net proceeds were used to redeem $20.0 million of the perpetual preferred stock held by a subsidiary of CastlePoint on January 26, 2007.

On January 26, 2007, the Company closed on its sale of 2,704,000 shares of common stock at an offering price of $31.25 per share. The Company’s gross proceeds of $84.5 million were reduced by $4.2 million for the underwriters’ discount and $1.0 million for other offering expenses resulting in approximately $79.3 million of net proceeds. The Company used $20.0 million of these net proceeds to redeem its remaining $20.0 million of perpetual preferred stock held by a subsidiary of CastlePoint. As of January 26, 2007 all of the Company’s perpetual preferred stock was fully redeemed.

On February 5, 2007 the underwriters exercised their over-allotment option in part to purchase 340,600 shares of common stock at the offering price of $31.25 per shares. The Company received gross proceeds of $10.6 million from this exercise and net proceeds of $10.1 million after the underwriting discount. The partial exercise of the over-allotment option brought the Company’s aggregate net proceeds from the offering and over-allotment option, after underwriting discounts, commissions and expenses, to approximately $89.4 million.

Competitive Strengths and Strategies

We believe our hybrid business model, high growth platform, underwriting and market segmentation expertise, low cost infrastructure and proven leadership and experienced management are competitive strengths, as described below. We plan to utilize these competitive strengths to continue our profitable growth through the following strategies:

•       Hybrid Business Model. We utilize a business model under which we (i) retain premiums to generate investment and underwriting income through the use of our own capital and (ii) transfer premiums to reinsurers and produce business for other insurance companies to generate commission and fee income. Our business model allows us to create and support a much larger premium base and more highly developed infrastructure than otherwise would have been possible with our capital base. In doing so, we have been able to achieve a return on average equity (or ROAE) that we believe is higher than many other insurance companies with a traditional business model. From 2002 to 2006, our return on average equity averaged 21.6%. Through our strategic relationship with CastlePoint, we have reduced the risk of relying on other reinsurance and issuing companies and will be able to maintain and strengthen our hybrid business model as well as pursue our growth plans. Through reinsurance and pooling, we plan to transfer approximately 49% of our total premiums written and produced to CastlePoint’s reinsurance and insurance company subsidiaries in order to generate commission and fee income. We will continue to maintain the operational infrastructure that will market, originate, underwrite and service the total premiums written and produced.

•       High Growth Platform and Territorial Expansion. We have established a track record of growth by expanding our product line offering, entering into new territories and acquiring books of business. Our gross premiums written and premiums produced increased 34.3% on a compounded annual basis from 2002 to 2006. Our acquisition of Preserver will allow us to increase our premium writings in the three states in which we are currently writing business, New York, New Jersey and Massachusetts, as well as expand into new states such as Maine, New Hampshire, Rhode Island, Vermont and Pennsylvania. Through this acquisition, we will also be able to expand our broad product line platform to include personal auto and businessowners policies. We also plan to expand into other parts of the United States by establishing offices and appointing retail agents in those areas as well as appointing wholesale agents throughout the country. We will continue to seek acquisitions of renewal rights, insurance companies and managing general agencies that will provide us with access to local markets throughout the United States.

•       Underwriting and Market Segmentation Expertise. We have a strong track record of generating favorable underwriting results as demonstrated by our weighted average gross loss ratio of 57.0% during the period from 2002 to 2006. We have been able to achieve these underwriting results by focusing on customers that present low to moderate hazard risks and utilizing our in-house claims and legal defense capabilities to adjust and defend claims cost-effectively. We also have utilized our broad product line platform to allocate our capital to the most profitable lines of business in response to changing market conditions. In addition, we have been able to maintain pricing and coverage discipline in writing these policies by positioning our products in various market segments that tend to exhibit a reduced level of competition, including nonstandard risks that may be avoided by standard or preferred market carriers due to underwriting factors such as type of business, location and premium per policy.

•       Entrance into Excess and Surplus Lines Market. At present, we generally write our insurance policies in the preferred and standard market through our retail agents and insurance policies in the non-standard market segments through our wholesale agents, all on an “admitted basis.” This means that we are licensed by the states in which we sell our policies, and we write our policies using premium rates and forms that are filed with state insurance regulators. However, we plan to enter the excess and surplus lines (or E&S) market segment by offering our products through TICNY, which is qualified as a non-admitted company to write E&S business in Florida and Texas, as well as through a separate non-admitted company that we plan to form and capitalize. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them the flexibility to change the coverage offered and the rate charged without the time constraints and financial costs associated with the filing process. Because we focus on providing products in underserved market segments through our wholesale distribution system, we believe we can distribute these products utilizing both the non-standard market segment on an admitted basis as well as the E&S market segment on a non-admitted basis. Having a non-admitted company will provide us with a means to quickly expand and distribute our products nationally through the wholesale distribution system.

•       Low Cost Infrastructure. We have been able to gradually lower our expense ratio by realizing economies of scale resulting from our growth in total premiums produced and managed, and by improving our business processes and integrating technology to become more efficient. The commission and fee income that we generate from transferring premiums to reinsurers and other insurance companies also reduces our expense ratio. Our net expense ratio, which is calculated after offsetting our reinsurance commission, was 27.3% and 29.3% in 2006 and 2005, respectively. We also expect that acquisitions we may make will generate incremental reductions in our expense ratio as we apply our technology and business processes to the operations of the acquired business in order to realize economies of scale.

•       Proven Leadership and Experienced Management. Our senior management team members average over 20 years of insurance industry experience. Michael H. Lee, our Chairman of the Board, President and Chief Executive Officer, was a founder of the company in 1990 and has an extensive knowledge and understanding of our business, having played a key role in building several aspects of our operations, including underwriting, finance, claims and systems.

Strategic Relationship and Agreements with CastlePoint

We organized and sponsored CastlePoint, a Bermuda holding company, with an initial investment of $15.0 million on February 6, 2006. On April 4, 2006, CastlePoint raised $249.9 million, net of expenses, in a private placement offering of newly issued shares, which reduced our investment ownership from 100% to 8.6%. On April 6, 2006, we received a warrant from CastlePoint to purchase an additional 3.7% or

1,127,000 shares of common stock with a fair value of approximately $4.6 million using a Black-Scholes option pricing model.

As previously announced, Michael H. Lee serves as Chairman and Chief Executive Officer of CastlePoint Holdings, Ltd. and Tower Group, Inc.

CastlePoint is a Bermuda holding company organized to provide property and casualty insurance and reinsurance business solutions, products and services primarily to small insurance companies and program underwriting agents in the United States. Reinsurance is an arrangement by which one insurance company, called the reinsurer, agrees to indemnify another insurance (or reinsurance) company, called the ceding company, against all or a portion of the insurance (or reinsurance) risks underwritten by the ceding company under one or more policies. Program underwriting agents are insurance intermediaries that aggregate insurance business from retail and wholesale agents and manage business on behalf of insurance companies. Their functions may include some or all of risk selection, underwriting, premium collection, policy form and design, and client service.

CastlePoint operates through a number of subsidiaries, including CastlePoint Reinsurance, a Bermuda reinsurance company; CastlePoint Insurance Company, a New York domiciled insurance company; and CastlePoint Management Corp., which provides insurance services.

For your convenience, we have included below definitions of terms used in this Form 10-K in connection with our relationship with CastlePoint:

•       “brokerage business” refers to broad classes of business that are underwritten on an individual policy basis by an insurance company’s underwriting staff through wholesale and retail agents, and for which most or all of the services are provided by the insurance company as part of the overall product offering;

•       “program business” refers to narrowly defined classes of business that are underwritten on an individual policy basis by program underwriting agents on behalf of insurance companies;

•       “traditional program business” refers to blocks of program business in excess of $5 million in annual gross written premium that we historically have underwritten, consisting of non-auto related personal lines and the following commercial lines of business: retail stores and wholesale trades, commercial and residential real estate, restaurants, grocery stores, office and service industries and artisan contractors;

•       “specialty program business” refers to (i) program business other than traditional program business and (ii) traditional program business that we and CastlePoint agree will be deemed to be specialty program business;

•       “insurance risk-sharing business” refers to various risk sharing arrangements, such as (i) pooling or sharing of premiums and losses between our insurance companies and other insurance companies based upon their respective percentage allocations or (ii) appointing other insurance companies as our program underwriting agents and then having those insurance companies assume through reinsurance a portion of the business they produce as program underwriting agents;

•       “traditional quota share reinsurance” refers to a type of reinsurance whereby a reinsurer provides reinsurance coverage to an insurance company on a pro-rata basis based on a ceding percentage without any provisions to limit meaningful losses within the contractual limits; and

•       “program underwriting agent” refers to an insurance intermediary that aggregates business from retail and wholesale agents and manages business on behalf of insurance companies, including functions such as risk selection and underwriting, premium collection, policy form design and client service.

In April 2006, we entered into a master agreement with CastlePoint (the “Master Agreement”). Pursuant to the Master Agreement and as described more fully in “Business—Reinsurance,” we subsequently entered into the following agreements and arrangements with subsidiaries of CastlePoint:

•       brokerage business quota share reinsurance agreement between CastlePoint Reinsurance and our subsidiaries, TICNY and TNIC, covering brokerage business historically written by us;

•       traditional program business quota share reinsurance agreement between CastlePoint Reinsurance and our subsidiaries, TICNY and TNIC, covering program business historically written by us;

•       specialty program business and insurance risk-sharing business quota share reinsurance agreement between CastlePoint Reinsurance and our subsidiaries, TICNY and TNIC, covering business not historically written by us;

•       a service and expense sharing agreement with CastlePoint Management; and

•       a program management agreement between CastlePoint Management and our subsidiaries, TICNY and TNIC.

The reinsurance agreements and pooling agreement are described in more detail under “Business—Reinsurance—CastlePoint Reinsurance and Pooling.” Under the service and expense sharing agreement, CastlePoint Management can purchase from us certain insurance company services, such as claims adjustment, policy administration, technology solutions, underwriting, and risk management services, at cost and market these services to program underwriting agents on an unbundled basis. The reimbursement for these charges have been recorded as “Other administration revenues” in our insurance services segment. CastlePoint Management shares with us 50% of the profits and losses generated from marketed services. We charged CastlePoint $0.7 million for such services in 2006. Under the program management agreement, CastlePoint Management was appointed by TICNY and TNIC to perform certain underwriting and claims services with respect to the specialty program business and insurance risk-sharing business, such as soliciting, underwriting, quoting, binding, issuing and servicing of insurance policies. In circumstances where CastlePoint Management cannot fully perform these functions on its own, CastlePoint Management plans to delegate authority to the program underwriting agents or to purchase services from us under the service and expense sharing agreement.

The program management agreements, the pooling agreements and the service and expense sharing agreement are subject to further review, approval and modification by the New York State Insurance Department. On December 4, 2006, we sold an unused “shell” insurance company, Tower Indemnity Company of America, to CastlePoint in order to facilitate these pooling arrangements. Tower Indemnity Company of America was renamed CastlePoint Insurance Company.

We believe that the formation of CastlePoint and the agreements between our company and CastlePoint further enhance our hybrid business model by reducing certain risks of relying on other reinsurers and issuing carriers. These risks include cyclicality in demand for underwriting and availability of capacity, restrictions on business and underwriting classes and the high costs of utilizing issuing carriers. Our relationship with CastlePoint also generates commission and fee income which are an important component of our business. Furthermore, we can continue to participate in program business though our pooling arrangements while operationally remaining focused on our core business which is distributed by retail and wholesale agencies.

On November 13, 2006, we entered into the Stock Purchase Agreement with a subsidiary of CastlePoint pursuant to which we agreed to issue and sell 40,000 shares of perpetual preferred stock to the subsidiary for aggregate consideration of $40 million. The transaction closed on December 4, 2006.

In connection with the issuance and sale of the preferred stock, we (i) paid a placement fee on December 28, 2006 to CastlePoint’s subsidiary in an amount of $400,000; (ii) agreed to provide to

CastlePoint a right of first refusal to enter into a loss portfolio transfer of existing reserves of any operating company we may acquire; and (iii) agreed to extend the Master Agreement for an additional year.

The preferred stock was redeemed on January 26, 2007 from the proceeds of the Company’s placement of trust preferred securities and from a portion of the proceeds of its common stock offering.

We believe it is important to maintain and enhance our strategic relationship with CastlePoint as CastlePoint provides a reliable source of reinsurance capacity that will permit us to continue to implement our business strategy. We believe the relationship can be enhanced through mutually beneficial transactions, including investments. Our growth plans and business model will require additional capital or financing from time to time. These needs will likely occur in connection with the acquisition of a book of business or another company and could also occur in other circumstances. Assuming that CastlePoint would be willing to provide financing, any such transaction with CastlePoint will be made only after approval by a special committee of independent members of the Board of Directors after evaluating and comparing the proposed terms of such transactions with available alternatives.

Acquisition of Preserver

On November 13, 2006, we entered into a Stock Purchase Agreement (the “Preserver Purchase Agreement”) to acquire all of the outstanding shares of stock of Preserver. The sellers are certain individuals and trusts and companies affiliated with them. We agreed to pay the sellers a base purchase price of $68,250,000, subject to adjustment as described below. This amount will be used to acquire the outstanding shares and to satisfy all of Preserver’s obligations with respect to Preserver’s direct transaction costs and the outstanding principal and accrued and unpaid interest on indebtedness of Preserver owed to the sellers (approximately $30.8 million principal amount as of November 13, 2006). Approximately $12 million of trust preferred securities issued by a subsidiary of Preserver will remain outstanding as a liability of Preserver.

Overview of Preserver

Preserver is a privately-held holding company for a regional insurance company group specializing in small commercial and personal lines insurance in the Northeast. Preserver’s three insurance companies are rated “B++” (Good) by A.M. Best. It is headquartered in Paramus, New Jersey, with offices in Maine, New Hampshire and New York, and currently has a staff of approximately 163 employees. Preserver offers similar products and has a similar risk appetite as ours. Upon closing, the acquisition will give us access to up to 300 retail agencies working with Preserver that have little overlap with our existing distribution. The transaction will accelerate our Northeast expansion plans by adding premium volume in New Jersey, Maine, New York, New Hampshire, Massachusetts, Vermont, Rhode Island and Pennsylvania.

Preserver fits our acquisition profile due to its access to local distribution systems in the Northeast, and focus on similar types of business as ours. Preserver writes all the lines of business that we currently write but also adds personal auto and a web-based program for writing business owners policies to our product portfolio. The acquisition will diversify our geographical footprint, with New Jersey and Maine being Preserver’s largest states in terms of premium volume. We believe Preserver’s business exhibits loss characteristics that are similar to our own, and would expect that the business produced by Preserver following the acquisition will generate loss ratios similar to our historical loss ratios. Following the acquisition of Preserver, we intend to cause all of our insurance subsidiaries (other than the E&S carrier that we plan to form and capitalize) to enter into a pooling agreement, subject to regulatory approvals, to apportion premium, loss and expense among those companies on a pro rata basis. If this pooling agreement and our proposed pooling agreement with CastlePoint Insurance Company are approved by insurance regulators, the effect will be that the premiums written by the Preserver companies will be subject to our reinsurance and pooling agreements with CastlePoint.

Business Segments

We operate in three business segments:

•       Insurance. In our insurance segment, TICNY and TNIC provide commercial lines policies to businesses and personal lines policies to individuals in New York, New Jersey, and Massachusetts. We also provide limited commercial lines policies in other Northeast states such as Pennsylvania. Tower’s commercial lines products include commercial multiple-peril, monoline general liability, commercial umbrella, monoline property, workers’ compensation and commercial automobile policies. The personal lines products consist of homeowners, dwelling and other liability policies. See “Business—Insurance Segment Products.”

•       Reinsurance. In our reinsurance segment in 2006, TICNY accepted or assumed reinsurance directly from TRM’s issuing companies on a 100% quota share basis. Until December 31, 2005, as a reinsurer, TICNY assumed a modest amount of the risk on the premiums that TRM produced. While this reinsurance business was not profitable in certain prior periods, the commission income generated by TRM on the production of this business exceeded any underwriting losses from the reinsurance assumed on this business. See “Business—Insurance Services Segment Products and Services.”

•       Insurance Services. Prior to our IPO, TICNY’s limited capital, rating and licensing constrained its ability to write and retain large premium volume. Consequently, TICNY made extensive use of quota share reinsurance to manage the level of risk it retains in relation to its capital. In 1995, we formed TRM in order to produce business for other insurance companies that TICNY was precluded from writing. In order for us to obtain reinsurance for TRM’s issuing companies, the reinsurers often required TICNY to assume reinsurance premiums directly from TRM’s issuing companies or from reinsurers that reinsured the premiums written by these companies.

In our insurance services segment, we reflect administration service revenue received from CastlePoint for services provided by TICNY in addition to fees generated from services provided by TRM. In 2007, we will also reflect management fee income and related expenses which will result from the pooling agreements with CastlePoint, which are effective, January 1, 2007 and are pending New York State Department of Insurance approval. TRM, as a managing general agency, generates commission income by producing premiums on behalf of its issuing companies and generates fees by providing claims administration and reinsurance intermediary services. TRM does not assume any risk on business produced by it. Until December 31, 2005, all of the risk was written by the issuing companies and ceded to a variety of reinsurers pursuant to reinsurance programs arranged by TRM working with outside reinsurance intermediaries. Placing risks through TRM’s issuing companies allowed us to underwrite larger policies and gain exposure to market segments previously unavailable to TICNY due to its then rating, financial size, geographical licensing limitations, or other factors. Through its issuing companies, TRM produces commercial package, monoline general liability, monoline property, commercial automobile and commercial umbrella products. In 2006, the reinsurance on TRM business was ceded to TICNY. See “Business—Insurance Services Segment Products and Services.”

Insurance Segment Products

Tower Group offers a broad array of commercial and personal lines products. Our insurance segment (TICNY and TNIC) products target low severity, low frequency risks. In 2006, our overall average annual premium was $5,130 per policy for commercial lines and $1,161 per policy for personal lines.

Typically, the liability coverage on these classes of business is not exposed to long-tailed (i.e., many years may pass before claims are reported or settled), complex or contingent risks, such as products liability, asbestos or environmental claims. These risks are located in both urban and suburban areas of the

Northeastern United States, a market that we believe, in our lines of business, level of risk and premium size, has historically been underemphasized by regional and national insurance companies. With the OneBeacon Insurance Group LLC (“OneBeacon”) renewal rights agreement and our pending acquisition of Preserver, we have expanded our marketing territory to other areas outside of New York State, including New Jersey, Massachusetts, Maine, New Hampshire, Pennsylvania and Vermont and Rhode Island. However, we are maintaining a targeted approach to underwriting, focusing on underserved markets that we believe will permit us to achieve favorable premium rates.

The following table shows our gross premiums earned and loss ratio for the insurance segment’s products for the years ended December 31, 2006, 2005 and 2004:

	For the year ended December 31,
	2006		2005		2004
	Gross Premiums Earned	Gross Loss Ratio	Gross Premiums Earned	Gross Loss Ratio	Gross Premiums Earned	Gross Loss Ratio
	($ in thousands)
Commercial multiple-peril	$150,292	57.1%	$117,814	59.4%	$77,917	63.1%
Other liability	48,742	71.3%	22,427	77.9%	7,525	55.5%
Workers’ Compensation	33,609	39.4%	21,059	40.8%	14,101	61.8%
Commercial auto	28,491	51.6%	16,722	32.6%	10,432	31.7%
Homeowners	70,419	42.3%	49,150	59.0%	34,526	45.6%
Fire and allied lines	12,462	36.7%	9,002	48.1%	6,709	55.2%
All Lines	$344,015	53.2%	$236,174	57.1%	$151,210	56.1%

Commercial Multiple-Peril

Our commercial multiple-peril products include commercial package policies, businessowners policies and landlord package policies. Our commercial package policies provide property and casualty coverage and focus on classes of business such as retail and wholesale stores, restaurants, residential and commercial buildings, and grocery stores. We have written commercial package policies since TICNY commenced operations in 1990. Our businessowners policies provide property and liability coverage to small businesses. We introduced this product in 1997 to provide broader built-in coverage for businesses in the standard and preferred pricing tiers. Our landlord package policy provides property and casualty coverage for three-and-four-family dwellings with a maximum coverage limit of $700,000. As of December 31, 2006, approximately 40,107 commercial multiple-peril products were in force, including 23,616 commercial package policies and 11,799 landlord package policies and 4,692 business owners policies.

Other Liability

We offer other liability products in personal and commercial lines. Our commercial products are comprised of monoline commercial general liability and commercial umbrella policies. We write commercial general liability policies for risks that do not have property exposure or whose property exposure is insured elsewhere. Primarily, we target residential and commercial buildings, as well as artisan contractors for monoline general liability. Our commercial umbrella policy, introduced in 2002, provides additional liability coverage with limits of $1,000,000 to $5,000,000 to policyholders who insure their primary general liability exposure with TICNY through a business owners, commercial package policy or commercial general liability policy. As of December 31, 2006 approximately 3,342 monoline commercial general liability policies were in force. We also write monoline personal liability policies as an addition to our dwelling fire policies and currently have 1,259 comprehensive personal liability policies in force. For commercial umbrella we have a small number of policies with a limit over $5 million.

Workers’ Compensation

We introduced our workers’ compensation product in 1995. Our underwriting focus is on businesses such as restaurants, retail stores, offices, and service risks that generally have a lower potential for severe injuries to workers from exposure to dangerous machines, elevated worksites and occupational diseases. For workers’ compensation policies, we use full administered rates provided by the New York Compensation Insurance Rating Board, the Rating and Inspection Bureau of New Jersey, the Workers’ Compensation Rating Bureau of Massachusetts and the NCCI in developing our pricing in other states. In New Jersey and Massachusetts we also offer premium credits based on scheduled criteria. As of December 31, 2006, we had approximately 12,106 workers’ compensation policies in force.

Commercial Automobile

Our commercial automobile product focuses on non-fleet and fleet business such as contractor and wholesale food delivery vehicles. We underwrite primarily medium and lightweight trucks (under 30,000 lbs. gross vehicular weight). Historically unprofitable accounts for this segment of the insurance industry such as livery, trucking for hire or long-haul trucking operations are presently excluded under our underwriting guidelines. We commenced writing commercial automobile business in 1998. As of December 31, 2006, approximately 3,256 commercial automobile policies were in force.

Homeowners

Our homeowners policy is a multiple-peril policy providing property and liability coverage for one and two-family owner-occupied residences. While we are expanding our marketing territories throughout New York State, the homes we currently insure are located predominantly in the greater New York City area. In the first quarter of 2006 we started writing homeowners business in New Jersey and added homeowners business in Massachusetts in December 2006. We market both a standard and preferred homeowners product. As of December 31, 2006, approximately 64,987 homeowners policies were in force.

Fire and Allied Lines

Our fire and allied lines policies consist of dwelling policies and monoline commercial property policies. Our dwelling product targets owner-occupied dwellings of no more than two families. The dwelling policy provides optional coverage for personal property and can be combined with an optional endorsement for liability insurance. This provides an alternative to the homeowners policy for the personal lines customer. As of December 31, 2006, we had approximately 19,325 dwelling policies in force. We also write monoline commercial property policies for insureds that do not meet our underwriting criteria for the liability portion of our commercial package policies. The classes of business are the same as those utilized for commercial package property risks.

Reinsurance Segment Products

Until December 31, 2005, in order for TRM to obtain reinsurance support for the business it produced for its issuing companies, Virginia Surety Company Inc. (“Virginia Surety”) and State National Insurance Company Inc. (“State National”), TICNY was often required to assume through retrocession a limited amount of reinsurance on this business from the issuing companies or the issuing companies’ reinsurers. By assuming risk, we aligned our interests with the issuing companies and their reinsurers. While this assumed business was unprofitable in certain prior periods, the direct commission income generated by TRM historically offset assumed losses.

In 2006, TRM produced business through Virginia Surety from January 1 to August 31, and it produced business through State National beginning on November 1, 2006. In 2006, TICNY directly reinsured 100% of the TRM business written by Virginia Surety and State National.

Insurance Services Segment Products and Services

We reflect administration service revenue received from CastlePoint for services provided by TICNY in addition to fees generated from services provided by TRM. In 2007, we will also reflect management fee income and related expenses which will result from the pooling agreements with CastlePoint, which are effective, January 1, 2007 pending New York State Department of Insurance approval.

Other Administration Revenue

TICNY provides administrative services to CastlePoint, which represents the reimbursement of cost for services provided pursuant to its Service and Expense Sharing Agreement with CastlePoint. Its revenue for performing these services in 2006 was $0.7 million. See “Business—Strategic Relationship and Agreements with CastlePoint.”

Managing General Agency

TRM provides non-risk bearing managing general agency, reinsurance intermediary and claims administration services that generate commission and fee income for us. TRM also provides us with additional market capability to produce business in other states, product lines and pricing tiers that TICNY cannot currently access. TRM produces this business on behalf of its issuing companies, which had higher ratings, greater financial resources and more licenses than TICNY.

TRM provides underwriting, claims administration and reinsurance intermediary services to its issuing companies by utilizing TICNY’s staff, facilities and insurance knowledge and skills. All of the business produced by TRM for its issuing companies is ceded to reinsurers. TRM earns a commission, equal to a specified percentage of ceded net premiums written, which is deducted from the premiums paid to the issuing insurance companies. TRM’s commission rate varies from year to year depending on the loss experience of the business produced by TRM. The commission rate was 20.9% and 27.1% in 2006 and 2005, respectively. TRM also performs claims administration services on behalf of other insurance companies, including companies for which TRM produced business in the past, but as to which it may no longer act as an underwriting agent.

In 2005 and 2004 TRM produced business on behalf of Virginia Surety and State National. In 2006, TRM continued to produce business on behalf of Virginia Surety and State National on a limited basis, primarily to retain business in states where TICNY and TNIC are not yet licensed. Virginia Surety is rated “A-” (Excellent) and State National is rated “A” (Excellent) by A.M. Best. Virginia Surety and State National are each licensed in all 50 states and the District of Columbia.

TRM’s business is primarily sourced through wholesale and retail brokers. See “Business—Product Development and Marketing Strategy—Distribution” for further detail on our producers.

TRM Claims Service

TRM’s claims service division provides complete claims adjusting and litigation management service for all commercial and personal property and casualty lines of business to TRM’s issuing insurance companies, reinsurers and self-insureds. TRM presently bills its claims administration cost as a value added service to its issuing companies and is reimbursed by the issuing companies for the amounts billed. The fees earned by TRM help offset the total expenses incurred by TICNY’s claims staff and allow TICNY to maintain a larger claims infrastructure than it would otherwise be able to support with its own premium base. The amount of claims administration fees reimbursed by the issuing companies was $3.2 million in 2006, $4.3 million in 2005 and $4.1 million in 2004.

In addition, TRM generates fees for a profit by providing claims administration, audit and consulting services to self-insureds and other insurance companies. While TRM has not actively marketed its claims service division, its reputation in claims administration and litigation management has generated several opportunities to act as a third-party claims administrator. We plan to expand our claims administration services for profit in the future.

Tower Risk Reinsurance Intermediary Services

TRM’s reinsurance intermediary services division provides reinsurance intermediary services to TICNY and to TRM’s issuing companies. Its revenue is derived from a fee sharing agreement with an outside reinsurance intermediary on the premium ceded to various reinsurers that reinsure TICNY and TRM’s issuing companies. Its revenue for performing these services was $0.6 in 2006, $0.7 million in 2005 and $0.7 million in 2004.

Product Development and Marketing Strategy

We believe that many insurance companies develop and market their products based on an underwriting focused approach in which they define products based upon their underwriting guidelines and subsequently market those products to producers whose needs fit within the bounds of their underwriting criteria. Conversely, while we are a disciplined underwriting organization, our product development and marketing strategy is to first identify needed products and services from our producers and then to develop profitable products in response to those needs. After positioning our products in this manner, we focus on developing underwriting guidelines that enable us to make an underwriting profit. This demand-driven approach has allowed our organization to gain the reputation of being responsive to market needs with a highly service oriented approach to our producer base.

When we first began operations in 1990, our producers confirmed the need for us to underwrite small commercial risks, such as apartment buildings, restaurants and retail stores in urban areas such as New York City that other insurance companies avoided due to a perceived lack of underwriting profitability. In response to this need, we developed commercial package policies that provided limited property and liability coverage customized to meet the needs of this nonstandard market segment, as well as underwriting and claims approaches that enabled us to achieve underwriting profitability. Since then, we have continued to develop other commercial lines products such as business owners, workers’ compensation and commercial automobile policies, and introduced personal lines products such as homeowners and dwelling policies, to respond to the needs of our customers in other nonstandard segments as well as customers in the preferred and standard market segments where we generally offer lower rates and broader coverage for risks that we perceive to have more desirable underwriting characteristics.

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

We also have historically targeted risks located in urban areas such as New York City that require special underwriting expertise and have generally been avoided by other insurance companies. We have had success targeting markets in geographical areas outside of New York City by focusing on classes of business such as residential real estate buildings that other companies have avoided. In 2006 we began to expand territorially into New Jersey, Pennsylvania and the New England states.

In marketing our products, we segment the market based upon industry, location, pricing tiers, hazard grading and premium size. For commercial lines products, we have generally focused on specific classes of business in the real estate, retail, wholesale and service industries such as retail and wholesale stores, residential and commercial buildings, restaurants and artisan contractors. We target these underserved classes of business because we believe that they are less complex, have reduced potential for loss severity and can be easily screened and verified through physical or telephonic inspection.

We have also expanded our product offering to various lines of business within the preferred, standard and non-standard pricing segments and we plan to expand to the excess and surplus lines segment. Within the preferred, standard or non-standard and E&S market segments, we first developed different pricing, coverage and underwriting guidelines. For example, the pricing for the preferred risk segment is generally the lowest, followed by the standard, non-standard and E&S segments. The underwriting guidelines are correspondingly stricter for preferred risks in order to justify the lower premium rates charged for these risks. Underwriting standards become progressively less restrictive for standard, non-standard and E&S risks. We currently write all of our insurance policies in the preferred, standard and non-standard market segments on an “admitted basis,” meaning that we are licensed by the states in which we sell our policies, and we write our policies using premium rates and forms that are filed with state insurance regulators. We generally distribute policies for risks with preferred and standard underwriting characteristics through our retail distribution system and policies for risks with non-standard underwriting characteristics through our wholesale distribution system. However, we plan to offer our products in the excess and surplus market through TICNY, which plans to write business on a non-admitted basis in Florida and Texas, as well as a separate non-admitted company that we plan to form and capitalize. Non-admitted carriers are not bound by most of the rate and form regulations imposed on companies writing on an “admitted” basis, allowing them the flexibility to change the coverage offered and the rate charged without time constraints and financial costs associated with the filing process. The E&S market allows insurers to tailor their rates and policy terms to the particular risk presented and provides an alternative market for customers with hard-to-place risks that “admitted” carriers may not cover. Because we focus on providing products in underserved market segments through our wholesale distribution system, we believe we can distribute these products utilizing both the non-standard pricing tier on an admitted basis as well an E&S pricing tier on a non-admitted basis. Having a non-admitted company will provide us with means to quickly expand and distribute our products nationally through the wholesale distribution system. In addition, we may be able to write more of our policies with non-standard underwriting characteristics in the E&S market rather than in the non-standard admitted market in the states where we currently conduct business.

In addition to segmenting our products by industry, location and pricing tiers, we further classify our products into the following premium size segments: under $25,000 (small), $25,000 to $150,000 (medium) and over $150,000 (large). We have historically had more success in the small premium size segment due to our focus on reducing our underwriting expenses by realizing economies of scale, utilizing technology and developing efficient business processes. We believe that due to the higher cost of underwriting small policies, other insurance companies have not been able to price competitively in this premium size segment. Our expense advantage has allowed us to maintain adequate rates through industry cycles. With improved market conditions in recent years, we have seen adequate pricing in the middle market segments.

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

Distribution

We generate business through independent wholesale and retail agents and brokers, whom we refer to collectively as producers. These producers sell policies for us as well as for other insurance companies. We had 814 producers appointed to generate business in 2006. This includes 299 former OneBeacon producers that we contracted with in connection with the renewal rights transaction that occurred in 2004.

As of December 31, 2006, approximately 80% of the 2006 gross premiums written, including premiums produced by TRM on behalf of its issuing companies, were produced by our top 142 producers representing 17% of our active agents and brokers. These producers have annual written premiums of $500,000 or more. As we build a broader territorial base, the number of producers with significant premium volumes with Tower is increasing. In 2005, producers with premium volumes of $500,000 or more numbered 121 and contributed 77% of gross premiums written.

Our largest producers in 2006 were Morstan General Agency, Northeast Agencies and Davis Agency Inc. through December 31, 2006, these producers accounted for 11%, 7% and 5%, respectively, of the total of our gross premiums written. No other producer was responsible for more than 5% of our gross premiums written.

We carefully select our producers by evaluating several factors such as their need for our products, premium production potential, and loss history with other insurance companies that they represent, product and market knowledge and the size of the agency. We generally appoint producers with a total annual premium volume greater than $10,000,000. We expect a new producer to be able to produce at least $250,000 in annual premiums for us during the first year and $500,000 in annual premiums after three years. Commissions paid to producers in 2006 for TICNY averaged 16.1% of gross premiums earned. Our commission schedules are 1 to 1.5 points higher for wholesalers as compared to retailers in recognition of the additional duties that wholesalers perform. Also, we have a profit sharing plan that added approximately ¼ to ½ of 1 percent to overall commission rates in 2006, 2005 and 2004.

We have increased marketing and business development efforts aimed at increasing premium volume in all areas of New York State as well as in New Jersey, Pennsylvania and Massachusetts. This has required the identification, appointment, orientation and training of over 80 newly appointed agents in New Jersey, Pennsylvania and Massachusetts. With the acquisition of additional state licenses and approval of our product filings, we have broadened our agency relationships and marketing capabilities.

Additionally, our proposed acquisition of Preserver will give us access to up to 300 retail agencies working with Preserver; no more than 14% of these agencies overlap with our existing retail agencies. The Preserver transaction accelerates our Northeast expansion plans by adding premium volume in New Jersey, Maine, New York, New Hampshire, Massachusetts, Vermont, Rhode Island and Pennsylvania.

To ensure that we obtain profitable business from our producers, we attempt to position ourselves as our producers’ primary provider of the products that we offer. We manage the results of our producers through a monthly review to monitor premium volume and profitability. We have access to online premium and loss ratio reports on a producer basis. Annually we develop actuarial ultimate accident year factors in order to confirm the continuing profitability of our producers. We continuously monitor the producers in this manner so we can develop corrective action, if necessary, at any time throughout the year. Corrective action may be implemented based on the identified problem area, and may include joint and increasingly frequent business planning in the case of poor production or renewal retention, the monitoring of risk profiles and reduction of binding authority if there is a loss ratio issue or a review of the pertinent agency agreement requirements to address inadequate adherence to administrative duties and responsibilities. Noncompliance could lead to reduction of authority and potential termination.

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

We establish underwriting guidelines for all the products that we underwrite to ensure a uniform approach to risk selection, pricing and risk evaluation among our underwriters and to achieve underwriting profitability. Our underwriting process involves securing an adequate level of underwriting information from our producers, identifying and evaluating risk exposures and then pricing the risks we choose to accept. For certain approved classes of commercial risks and most personal lines policies, we allow our producers to initially bind these risks utilizing rating criteria that we provide to them. Also, our web-based platform WebPlus provides our producers with the capability to submit and receive quotes over the Internet and contains our risk selection and pricing logic, thereby enabling us to streamline our initial submission and screening process. If the individual risk does not meet the initial submission and screening parameters contained within WebPlus, the risk is automatically referred to our assigned underwriter for specific offline review. See “—Technology.”

Once a risk is bound by our underwriter or producers, our internal or outside loss control representatives conduct physical inspections of substantially all of the insured premises to validate the information provided by our producers and provide a loss control report to our underwriters to make a final evaluation of the risk. With the exception of a few typically low risk classes of business such as beauty parlors and offices, all of the new risks that are bound are physically inspected or subject to a telephone survey, generally within 60 days from the effective date of the policy. If the inspection reveals that the risk insured under the policy does not meet our established underwriting guidelines, the policy is generally cancelled within the first 60 days from its effective date. If the inspection reveals that the risk meets our established underwriting guidelines but the policy was bound with incorrect rating information, the policy is amended through an endorsement based upon the correct information. We supplement the inspection by using online data sources to further evaluate the building value, claim experience, financial history and catastrophe exposures of the insured. In addition, we specifically tailor coverage to match the insured’s exposure and premium requirements. We complete internal file reviews and audits on a monthly, quarterly and annual basis to confirm that underwriting standards and pricing programs are being consistently followed. Our property risks are generally comprised of residential buildings, retail stores and restaurants covered under policies with low building and content limits. We carefully underwrite potential catastrophe exposures to terrorism losses. Our underwriting guidelines are designed to avoid properties designated as, or in close proximity to, high profile or target risks, individual buildings over 25 stories and any site within 500 feet of major transportation centers, bridges, tunnels and other governmental or institutional buildings. In addition, we monitor the concentration of employees insured under our workers’ compensation policies and avoid writing risks with more than 50 employees in any one building. However, please see “Risk Factors-Risks Related to Our Business-We may face substantial exposure to losses from terrorism and we are currently required by law to provide coverage against such losses.” Our property limits profile and the premium size of our policies in TICNY have risen as a result of the increase in TICNY’s statutory surplus due to the capital contribution of $98 million of the proceeds from the IPO and the rating upgrade to “A-” (Excellent) by A.M. Best.

We underwrite our products through four underwriting teams that are each headed by an underwriting manager having an average of approximately 26 years of industry experience in the property and casualty industry. We have the following four business units: small commercial, middle market, commercial auto and personal lines. These business units perform underwriting functions and are supported by professionals in the corporate underwriting, actuarial, operations, business development and loss control departments. The corporate underwriting department is responsible for managing and analyzing the profitability of our entire book of business, supporting line underwriting with technical assistance, developing underwriting guidelines, granting underwriting authority, training, developing new products and monitoring underwriting quality control through audits. The actuarial department is responsible for monitoring rate adequacy on all of our products and analyzing loss data on a monthly basis. The underwriting operations department is responsible for developing workflows, conducting operational audits and providing technical assistance to the underwriting teams. The loss control department conducts loss control inspections on nearly all new commercial and personal lines business written, utilizing in-house loss control representatives and outside vendors. The business development department works with the underwriting teams to manage relationships with our producers.

Pricing

We price our products at levels that are projected to generate an acceptable underwriting profit. In situations where rates for a particular line become insufficient to produce satisfactory results, we control growth and reduce our premium volume in that line.

We generally use actuarial loss costs promulgated by the Insurance Services Office, a company providing statistical, actuarial and underwriting claims information and related services to insurers, as a benchmark in the development of pricing for our products. We further tailor pricing to each specific product we underwrite (other than workers’ compensation), taking into account our historical loss experience and individual risk and coverage characteristics. For workers’ compensation policies, we use full administered rates provided by the New York Compensation Insurance Rating Board, the Rating and Inspection Bureau of New Jersey, the Workers’ Compensation Rating Bureau of Massachusetts and the NCCI in developing our pricing in other states.

If a particular business line is not performing well, we may seek rate increases, which are subject to regulatory approval and market acceptance. Recently, we have been successful in achieving preliminary price increases. We increased premiums on our commercial renewals as measured against expiring premium by 3.3% in 2006 and by 5.5% in 2005. In personal lines we increased premiums by 9.3% in 2006 and by 7.6% in 2005.

Beginning in the latter half of 2004 and continuing throughout 2005 and 2006, the rates for property and casualty insurance products began to moderate, and for certain products, rates began to decrease due to an increased level of competition. The softening in the personal lines market for both primary and reinsurance was interrupted by effects of hurricanes Katrina, Rita and Wilma on the insurance industry. We did not have any exposure to these hurricanes. However, these rate changes may still signal the start of a “soft market” cycle that could restrict or diminish our ability to obtain rate increases as in the recent past. We cannot predict with any certainty the direction the market will take during 2007 or thereafter.

Reinsurance

We purchase reinsurance to reduce our net liability on individual risks, to protect against possible catastrophes, to achieve a target ratio of net premiums written to policyholders’ surplus and to expand our underwriting capacity. Reinsurance coverage can be purchased on a facultative basis, where individual risks are reinsured, or on a treaty basis, where a class or type of business is reinsured. We purchase facultative reinsurance to provide limits in excess of the limits provided by our treaty reinsurance. Treaty reinsurance falls into three categories: quota share (also called pro rata), excess of loss and catastrophe treaty reinsurance. Under our quota share reinsurance contracts, we cede a predetermined percentage of each risk for a class of business to the reinsurer and recover the same percentage of losses and loss adjustment expenses on the business ceded. We pay the reinsurer the same percentage of the original premium, less a ceding commission. The ceding commission rate is based upon the ceded loss ratio on the ceded quota share premiums earned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Ceding commissions earned.” Under our excess of loss treaty reinsurance, we cede all or a portion of the liability in excess of a predetermined deductible or retention. We also purchase catastrophe reinsurance on an excess of loss basis to protect ourselves from an accumulation of net loss exposures from a catastrophic event or series of events such as terrorist acts, riots, windstorms, hailstorms, tornadoes, hurricanes, earthquakes, blizzards and freezing temperatures. We do not receive any commission for ceding business under excess of loss or catastrophe reinsurance agreements.

The type, cost and limits of reinsurance we purchase can vary from year to year based upon our desired retention levels and the availability of quality reinsurance at an acceptable price. Our excess of loss reinsurance program was renewed on January 1, 2007 and our catastrophe reinsurance program was renewed July 1, 2006. On April 1, 2006, we entered into three multi-year quota share agreements with CastlePoint Reinsurance—see “2006 and 2007 Reinsurance Programs—CastlePoint Reinsurance and Pooling.”  Before these agreements were in place, from January 1, to March 31, 2006, we retained all of the risk for 2006 that would have been ceded to quota share reinsurers. In 2005, we ceded 25% of our net premiums written to reinsurers in accordance with our quota share treaty.

In recent years, the reinsurance industry has undergone very dramatic changes. Soft market conditions created by years of inadequate pricing brought poor results, which were exacerbated by the events of September 11, 2001. As a result, market capacity was reduced significantly. Reinsurers exited lines of business, significantly raised rates and imposed much tighter terms and conditions, where coverage was offered, to limit or reduce their exposure to loss. The hurricanes that struck Florida and the Gulf coast in 2004 and 2005 have contributed to this trend, particularly in regard to catastrophe reinsurance.

In an effort to maintain quota share capacity for our business with favorable commission levels, prior to our agreements with CastlePoint Reinsurance, we accepted loss ratio caps in our reinsurance treaties. Loss ratio caps cut off the reinsurer’s liability for losses above a specified loss ratio. These provisions have been structured to provide reinsurers with some limit on the amount of potential loss being assumed, while maintaining the transfer of significant insurance risk with the possibility of a significant loss to the reinsurers. We believe our reinsurance arrangements qualify for reinsurance accounting in accordance with SFAS 113, Accounting for Reinsurance Contracts. The loss ratio caps for our quota share treaties were 95.0% in 2005, 95.0% in 2004, 92.0% in 2003, 97.5% in 2002 and 100.0% in 2001. The quota share agreements with CastlePoint Reinsurance effective April l, 2006, provide traditional reinsurance terms such as flat ceding commission or narrow sliding scale commission, and have no loss ratio caps.

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

As of December 31, 2005, we had unsecured reinsurance recoverables and ceding commissions receivable totaling $33.2 million owed by PXRE Reinsurance Company (“PXRE”). On February 16, 2006, A.M. Best downgraded PXRE’s financial strength rating to “B++” (Good) from “A-” (Excellent) and issued a negative outlook. On February 24, 2006 A.M. Best downgraded PXRE to “B+” (Good) with a negative outlook. On June 29, 2006, to eliminate our exposure to uncollateralized reinsurance recoverables from PXRE, we concluded, through commutation agreements, PXRE’s participation under various reinsurance agreements with TICNY covering the 2001, 2002 and a portion of the 2003 policy periods. Ceded loss and loss adjustment expense recoverables of $20.5 million, ceded paid losses of $2.4 million and ceding commissions receivable of $8.7 million, totaling $31.6 million of unsecured recoverables were settled with a payment from PXRE of $26.7 million, which represents an estimate of the present value of these recoverables. This resulted in a $4.8 million pre-tax charge, of which $1.6 million was recognized in loss and loss adjustment expenses and $3.2 million was recognized as a reduction to ceding commission income in the second quarter of 2006. In addition, on the same date, novation agreements were executed with PXRE relating to other reinsurance agreements covering business written in 2001, 2002 and 2003 by other insurance companies and managed on their behalf by TRM. As a result of the novation, TICNY assumed loss reserves of $12.2 million for which it received as consideration $11.4 million in cash and other assets and TRM recorded a reduction in commission liabilities of $0.2 million, the total of which resulted in a $0.6 million pre-tax charge. As a result of the commutation and novation agreements, which were effective as of June 29, 2006, PXRE was discharged from future obligations under the reinsurance agreements. There are no other agreements outstanding with PXRE.

To further minimize our exposure to reinsurance recoverables, our quota share reinsurance treaties, from October 1, 2003 to December 31, 2005, were, placed on a “funds withheld” basis under which ceded premiums written are deposited in segregated trust funds from which we receive payments for losses and ceding commission adjustments. Our reinsurance receivables from CastlePoint Reinsurance are collateralized in a New York Regulation 114 compliant trust account. We also used the proceeds from the IPO and the concurrent private placement to increase the capitalization of TICNY. As a result of this increase in capital, we have been able to retain more of the risk on the business we write, thereby reducing our need for quota share reinsurance.

The following table summarizes our reinsurance exposures by reinsurer as of December 31, 2006:

						Funds Held,	Amounts in
				Prepaid		Ceded Payable	Trust Accounts	Net
		Recoverable on		and Return		and Deferred	or Secured by	Exposure
	A.M. Best	Paid		Reinsurance	Commissions	Ceding	Letters of	to
Reinsurer	Rating	Losses	Reserves	Premiums	Receivable	Commission	Credit	Reinsurer
	(in thousands)
Munich Reinsurance America Inc.(1)	A	$2,706	$15,318	$—	$—	$396	$—	$17,628
Platinum Underwriters Reinsurance Inc.	A	(5)	6,121	2,609	—	480	—	8,245
SCOR Reinsurance Company	A-	63	49	—	—	(13)	—	125
Lloyds of London	A	—	16	1,276	—	108	—	1,184
Odyssey America Reinsurance Corporation	A	—	—	51	—	—	—	51
Hartford Steam Boiler Group	A++	4	—	408	—	223	—	189
General Reinsurance Corp.	A++	—	—	830	—	289	—	541
CastlePoint Reinsurance Company Ltd.	A-	2,493	31,660	81,000	—	19,845	95,308	—
Endurance Specialty Insurance, Ltd.	A-	28	57	110	—	—	85	110
Tokio Millenium Re Ltd.	A+	1,634	31,796	170	—	27,956	5,644	—
Hannover Reinsurance (Ireland) Ltd.	A	836	14,429	192	2,590	14,997	3,050	—
E&S Reinsurance (Ireland) Ltd.	A	209	3,603	—	647	3,696	763	—
XL Reinsurance America Inc.	A+	—	—	72	—	1	—	71
Aspen Insurance UK Ltd.	A	—	1	121		19	—	103
QBE Reinsurance Corp.	A	—	350	270	—	26	—	594
AXIS Reinsurance Company	A	—	854	1,245	—	330	—	1,769
Endurance Reinsurance Corp. of America	A-	—	2,138	2,325	—	830	—	3,633
NGM Insurance Company	A	—	427	446	—	165	—	708
Arch Reinsurance Co.	A	—	—	109	—	—	—	109
Hannover Rueckversicherung AG	A	(5)	3,220	2,242	—	369	—	5,088
Ace Tempest Reinsurance Company Ltd.	A+	—	—	58	—	—	—	58
Max Re Ltd.	A-	—	—	58	—	—	—	58
Ariel Reinsurance Co. Ltd.	A-	—	—	79	—	—	—	79
Federal Insurance Co.	A++	—	—	89	—	—	—	89
Montpelier Reinsurance Ltd.	A-	—	—	91	—	—	—	91
Others		(2)	3	212	—	12	—	201
Total		$7,961	$110,042	$94,063	$3,237	$69,729	$104,850	$40,724

(1)             Formerly American Re-Insurance Company.

2006 and 2007 Reinsurance Programs

Quota Share Reinsurance.   From January 1 to March 31, 2006, we retained all of the risk for 2006 that would have been ceded to quota share reinsurers. Effective April 1, 2006, we entered into three multi-year quota share reinsurance agreements with CastlePoint Reinsurance, which are described under “CastlePoint Reinsurance and Pooling” below.

Umbrella Quota Share Reinsurance.   The Umbrella Quota Share Reinsurance Treaty, originally effective January 1, 2005, was renewed on January 1, 2006 at terms similar to the 2005 terms. The treaty reinsures against umbrella losses up to $5.0 million per occurrence. We cede 95% of premiums written and retain the remaining 5%. The provisional ceding commission under this treaty is 30% of ceded premium written. Of the premium ceded, Platinum Underwriters Reinsurance, Inc., rated “A” (Excellent) by A.M. Best, reinsures 50% and Hannover Rueckversicherungs AG, rated “A” (Excellent) by A.M. Best, reinsures 50%. The Umbrella Quota Share Reinsurance Treaty was renewed on January 1, 2007, on terms similar to the 2006 terms. Of the premiums ceded, Hannover Rueckversicherung AG, rated “A” (Excellent) by A.M. Best, reinsures 40%, Platinum Underwriters Reinsurance, Inc., rated “A” (Excellent) by A.M. Best, reinsures 40% and AXIS Reinsurance Company, rated “A” (Excellent) by A.M. Best reinsures 20%.

Excess of Loss Reinsurance.   Effective January 1, 2006 we entered into an Excess of Loss Reinsurance Program with similar terms as the 2005 Excess of Loss Reinsurance Program. The 2006 Excess of Loss Reinsurance Program was placed with Platinum Underwriters Reinsurance, Inc., rated “A” (Excellent) by A.M. Best, Endurance Reinsurance Corporation of America, rated “A-” (Excellent) by A.M. Best, QBE Reinsurance Corporation, rated “A” (Excellent) by A.M. Best, syndicates from Lloyd’s of London, rated “A” (Excellent) by A.M. Best, Hannover Rueckversicherung AG, rated “A” (Excellent) by A.M. Best, Aspen Insurance UK Limited, rated “A” (Excellent) by A.M. Best and ACE European Group Ltd., rated “A” (Excellent) by A.M. Best. On May 1, 2006, CastlePoint Reinsurance became a participant of the Multi-line and the First Property Excess of Loss layers, on a new and renewal basis. Certain excess reinsurers agreed to reduce their percentage participation as of the same date to enable CastlePoint Reinsurance to participate in these two layers. The Excess of Loss Reinsurance Program was renewed on January 1, 2007, on terms similar to the 2006 program, and with the addition of a new Casualty Clash Excess of Loss layer and a new Workers’ Compensation Excess of Loss layer. The 2007 Excess of Loss Reinsurance Program was placed with Platinum Underwriters Reinsurance, Inc., rated “A” (Excellent) by A.M. Best, QBE Reinsurance Corporation, rated “A” (Excellent) by A.M. Best, syndicates from Lloyd’s of London, rated “A” (Excellent) by A.M. Best, Hannover Rueckversicherung AG, rated “A” (Excellent) by A.M. Best and Aspen Insurance UK Limited, rated “A” (Excellent) by A.M. Best.

W.H. Greene Umbrella Quota Share and Excess Reinsurance.   Effective December 1, 2005, we entered into a quota share agreement to reinsure against umbrella losses up to $5 million per occurrence on a book of commercial umbrella business produced by a third party managing general agent, W.H. Greene. Under the terms of the treaty we ceded 80% of premium written and retained the remaining 20%. The flat ceding commission under this treaty was 29% of ceded premium written. Of the premium ceded, Endurance Reinsurance Corporation of America, rated “A-” (Excellent) by A.M. Best, reinsured 50%, AXIS Reinsurance Company, rated “A” (Excellent) by A.M. Best, reinsured 20% and NGM Insurance Company, rated “A” (Excellent) by A.M. Best, reinsured 10%. Effective May 1, 2006, we entered into an excess of loss reinsurance agreement to cover losses in excess of $5 million up to $10 million per occurrence on the same book of commercial umbrella business. Under the terms of the agreement, we ceded 75% of premium written and retained the remaining 25%. The flat ceding commission under this agreement was 29% of ceded written premium. Of the premium ceded, Endurance Reinsurance Corporation of America, rated “A-”  (Excellent) by A.M. Best, reinsured 30%, AXIS Reinsurance Company, rated “A” (Excellent) by A.M. Best, reinsured 40% and NGM Insurance Company, rated “A” (Excellent) by A.M. Best, reinsured 5%. Both agreements were renewed on December 1, 2006, with the same A rated reinsurers, at similar terms except that our retention under the excess of loss reinsurance agreement has been reduced from 25% to 20%.

Catastrophe Reinsurance.   The 2006 Property Catastrophe Program provides coverage for events occurring through June 30, 2007 and is expected to be renewed on July 1, 2007 with a similar structure to the expiring program. CastlePoint Reinsurance participates in the first three layers of the 2006 Property Catastrophe Program.

Terrorism Reinsurance.   In 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001, terrorist attacks, the Terrorism Insurance Act (“TRIA”) was enacted. TRIA is designed to ensure the availability of insurance coverage for foreign terrorist acts in the United States of America. This law established a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism. As a result, we are prohibited from adding certain terrorism exclusions to the policies written by TICNY and TNIC. Although TICNY and TNIC are protected by federally funded terrorism reinsurance as provided for by TRIA, there is a substantial deductible that must be met, the payment of which could have an adverse effect on our results of operations.

On December 17, 2005, Congress passed a two-year extension of TRIA though December 31, 2007 with the passage of the Terrorism Risk Insurance Extension Act (“TRIEA”). Under the terms of TRIEA, the minimum size of the triggering event increased from $5 million to $50 million for 2006 and to $100 million in 2007. Tower’s deductible increased to 17.5% of direct earned premium in 2006 and will increase to 20% in 2007. If the program trigger is reached, the federal government will reimburse commercial insurers for 85% of their insured loses from the certified act of terrorism in excess of their statutory deductible. Under TRIEA, federal assistance for insured terrorism losses has been reduced as compared to the assistance previously available under TRIA. As a consequence of these changes, potential losses from a terrorist attack could be substantially larger than previously expected. The failure to extend TRIEA beyond December 31, 2007 or the extension of TRIEA on terms less favorable to insurers could also adversely affect our ability to obtain reinsurance on favorable terms, including pricing, and may affect our underwriting strategy, rating, and other elements of our operation.

CastlePoint Reinsurance and Pooling.   In April 2006, we entered into the following quota share reinsurance agreements with CastlePoint Reinsurance:

•       Brokerage business quota share reinsurance agreement between TICNY and TNIC and CastlePoint Reinsurance, covering brokerage business historically written by Tower. Under this agreement we cede between 25% and 45% (with the percentage determined by us) of our brokerage business to CastlePoint Reinsurance and receive an initial ceding commission of 34%;

•       Traditional program business quota share reinsurance agreement between TICNY and TNIC and CastlePoint Reinsurance, covering program business historically written by us. Under this agreement we cede 50% of our traditional program business to CastlePoint Reinsurance and share premium revenue and losses in proportion to the parties’ respective quota share of participation. Expenses will be deemed  to be approximately 30% of business ceded. In the event that, after allowing for the ceding commissions, (1) the reinsurance premium is insufficient to cover losses, we will be required to make an additional premium payment; and (2) the reinsurance premium paid is in excess of the losses attributable to the business covered by the agreement, CastlePoint Reinsurance will be required to return to us a portion of the premium paid; and

•       Specialty program business and insurance risk-sharing business quota share reinsurance agreement between TICNY and TNIC and CastlePoint Reinsurance and, covering business not historically written by us. Under this agreement we cede 85% of our net retention on specialty program business to CastlePoint Reinsurance and receive a ceding commission of 30%, subject to a minimum of 30% and a maximum of 36%.

In addition, CastlePoint Reinsurance participates as of May 1, 2006 as a reinsurer of our insurance companies, TICNY and TNIC, under certain layers of their existing property and casualty excess of loss reinsurance program. Further, CastlePoint Reinsurance participates as of July 1, 2006 as a reinsurer in the property catastrophe excess of loss reinsurance program of our insurance companies, TICNY and TNIC, with a 30% participation in the first three layers.

We have agreed to enter into various pooling agreements with CastlePoint Insurance Company, to be effective January 1, 2007, pending New York State Department of Insurance approval, including (i) a brokerage business pooling agreement (covering business historically written by Tower), (ii) a traditional program business pooling agreement (covering program business historically written by Tower) and (iii) a specialty program business pooling agreement (covering business not historically written by Tower).

The Master Agreement provides that, subject to the receipt of any required regulatory approvals, CastlePoint will manage the traditional program business and the specialty program business pools, and we will manage the brokerage business pool. The pool managers are required to purchase property and casualty excess of loss reinsurance and property catastrophe excess of loss reinsurance from third party reinsurers to protect the net exposure of the pool participants. In purchasing the property catastrophe excess of loss reinsurance, the pool manager may retain risk equating to no more than 10% of the combined surplus of Tower and CastlePoint Insurance Company (referred to as the pooled catastrophe retention). Under the brokerage pooling agreement for 2007, CastlePoint Insurance Company has agreed to assume the greater of (i) its actual pooling percentage or (ii) 30% of property catastrophe premiums and risks. In addition, with respect to each of the pools, any of the participating companies will have the option to require the pool manager to increase the pooled catastrophe retention by an amount up to 10% of CastlePoint Reinsurance’s surplus provided that CastlePoint Reinsurance reinsures this increase to the pooled catastrophe retention.

The following chart is a summary of the percentage of business being ceded by us under the quota share reinsurance agreements with CastlePoint Reinsurance and the pooling agreements with CastlePoint, and the provisional ceding commissions and management fee percentages applicable under such agreements:

Quota Share Reinsurance Agreement	Quota Share Cession (%)	Range of Cession (%)	Provisional Ceding Commission (1)
Brokerage business	40	25 to 45	34% until April 1, 2007, subject to a minimum of 31% and a maximum of 36% thereafter
Traditional program business	50	50 to 75	shared, based upon quota share particiaption and is estimated to be approximately 30%
Specialty program business and insurance risk-sharing business	85	75 to 85	30%, subject to a minimum of 30% and a maximium of 36%

Pooling Agreement	Initial Pooling Cession (%)	Range of Cession (%)	Provisional Management Fee Percentage(1)
Brokerage business	15 (with respect to 2007 only)	25 to 45	34% until April 1, 2007, subject to a minimum of 31% and a maximum of 36% thereafter
Traditional program business	50	50 to 85	Expenses are shared, based upon pool participation
Specialty program business	85	50 to 85	Expenses are shared, based upon pool participation

(1)          Subject to adjustment based on the net loss ratio of the business covered by the applicable agreement.

The parties to the Master Agreement agreed to exercise good faith, and to cause their respective subsidiaries to exercise good faith, to carry out the intent of parties in the event the specific agreements contemplated by the Master Agreement must be revised to comply with regulatory requirements. For example, if the ceding commissions under the quota share reinsurance agreements or the management fee percentages under the pooling agreements must be adjusted to comply with regulatory requirements, each party will use its best good faith efforts to structure the transaction so that the ceding company cedes premiums at a combined ratio equal to 95% for the brokerage business and 93% for each of the traditional program business and the specialty program business. In addition, to the extent the transfers of any policies require regulatory review or approval, the Master Agreement requires the parties to cooperate fully and in good faith to take various actions with respect to the policies to be transferred by us to CastlePoint, including giving required notices and providing appropriate services relating to the policies, so as to implement such transfers in a timely and efficient manner.

The quota share reinsurance agreements and the pooling agreements have a term of four years (as extended by mutual agreement from the initial term of three years), subject to regulatory approval and certain early termination rights of the parties. In addition, each party to each of the pooling agreements may terminate its participation in the applicable pooling agreement upon 12 months notice. Further, we and CastlePoint have modified the program management agreements to provide that they can be terminated by any party upon 60 days’ notice. We and CastlePoint have also agreed that neither of us will cause nor permit our respective subsidiaries to exercise such annual termination right in the quota share reinsurance agreements and the pooling agreements or the 60 days’ notice termination right in the program management agreements. This agreement not to exercise the annual termination right or 60 days’ notice termination right does not affect the other early termination provisions.

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

Effective January 1, 2005, TICNY entered into a quota share treaty to reinsure against umbrella losses up to $5.0 million per occurrence. Under the terms of the treaty TICNY ceded 95% of its premiums written and retained the remaining 5%. The provisional ceding commission under this treaty is 30% of ceded premium written. Of the premium ceded, Platinum Underwriters Reinsurance, Inc., rated “A” (Excellent) by A.M. Best, reinsured 50% and Hannover Ruckversicherung AG, rated “A” (Excellent) by A.M. Best, reinsures 50%.

Effective December 1, 2005, TICNY entered into a quota share treaty to reinsure against umbrella losses up to $5 million per occurrence on a book of commercial umbrella business produced by a third party managing general agent, W. H. Greene. Under the terms of the treaty TICNY ceded 80% of its premium written and retained the remaining 20%. The flat ceding commission under this treaty is 29% of ceded premium written. Of the premium ceded, Endurance Reinsurance Corporation of America, rated “A-” (Excellent) by A.M. Best, reinsures 50%, AXIS Reinsurance Company, rated “A” (Excellent) by A.M. Best, reinsures 20% and NGM Insurance Company, rated “A” (Excellent) by A.M. Best, reinsures 10%.

Excess of Loss Reinsurance.   Effective January 1, 2005 TICNY entered into an Excess of Loss Reinsurance Program with the same terms as the 2004 Excess of Loss Reinsurance Treaty. The 2005 Excess of Loss Reinsurance Program was placed with Munich Reinsurance America Inc (formerly known as American Re-Insurance Company), rated “A” (Excellent) by A.M. Best, Platinum Underwriters Reinsurance, Inc., rated “A” (Excellent) by A.M. Best, Endurance Specialty Insurance, Ltd., rated “A-” (Excellent) by A.M. Best, syndicates from Lloyd’s of London, rated “A” (Excellent) by A.M. Best, and Hannover Ruckversicherung AG, rated “A” (Excellent) by A.M. Best.

Catastrophe Reinsurance.   The 2004 Property Catastrophe Program provided coverage for events occurring through June 30, 2005 and was renewed on July 1, 2005 with a similar structure to the expiring program.

Investments

We derive investment income from our invested assets. We invest our insurance companies’ statutory surplus and funds to support their loss and loss adjustment expense reserves and unearned premium reserves. Our investment income increased significantly beginning in 2004 as TICNY’s invested assets increased due to increased net premiums written and surplus as well as the $98.0 million capital contribution of a portion of the IPO proceeds.

Our primary investment objectives are to preserve capital and maximize after-tax investment income. Our strategy is to purchase debt securities in sectors that represent the most attractive relative value and to maintain a moderate equity exposure. As of December 31, 2006, the fixed maturity securities represented approximately 89% of the fair market value of our investment portfolio and equity securities represented approximately 11%. Historically, we have emphasized liquidity to meet our claims obligations and debt service and to support our obligation to remit ceded premium (less ceding commission and claims payments) to our quota share reinsurers on a quarterly basis. Accordingly we have traditionally maintained between 8% and 10% of our portfolio in cash and cash equivalents. As of December 31, 2006, cash and cash equivalents represented approximately 17.8% of the total of fair market value of our investment portfolio and cash and cash equivalents. Our higher year end 2006 cash position was due to the relatively flat yield curve and management’s decision to invest new funds short term and not taking on additional interest rate risk associated with longer term investments as well as the $39.6 million of new cash from the perpetual preferred stock offering. These funds will be reinvested longer term by our investment manager as we see advantages in the fixed maturity market.

Our investments are managed by an outside asset management company, Hyperion Brookfield Asset Management, Inc. (“Hyperion”), a New York based investment management firm. Hyperion has authority and discretion to buy and sell securities for us, subject to guidelines established by our Board of Directors. We may terminate our agreement with Hyperion upon 30 days’ notice. Our investment policy is conservative, as approximately 83.0% of the fixed income portion of our investment portfolio is rated A or higher as of December 31, 2006. The current equity target is 10% of the investment portfolio. The maximum allocation to equities, which results from market appreciation, is 20% of the investment portfolio. We monitor our investment results on a monthly basis to review the performance of our investments, determine whether any investments have been impaired and monitor market conditions for investments that would warrant any revision to our investment guidelines. Hyperion also provides us with a comprehensive quarterly report providing detailed information on our investment results as well as prevailing market conditions. Our investment results are also reviewed quarterly by the Board of Directors.

Our investment income was $23.0 million in 2006, compared to $15.0 million in 2005. Additionally, in 2006, invested assets increased as a result of $134.0 million of net cash flow from operations and an increase in the investment yield.

The following table shows the market values of various categories of invested assets, the percentage of the total market value of our invested assets represented by each category and the book yield based on market value of each type as of the dates and for the periods indicated:

	As of and for the year ended December 31,
	2006			2005
	Market Value	Percent of Total	Yield	Market Value	Percent of Total	Yield
Category	($ in thousands)
U.S. Treasury Securities	$14,459	3.1%	4.49%	$7,132	2.0%	4.13%
U.S. agency securities	30,674	6.6%	4.96%	31,623	8.8%	4.42%
Corporate fixed maturity securities	122,685	26.4%	5.35%	76,488	21.3%	4.67%
Mortgage-backed securities	129,257	28.0%	6.15%	96,922	27.0%	5.26%
Asset-backed securities	16,917	3.6%	5.46%	15,188	4.2%	5.55%
Other taxable fixed maturity securities	—	0.0%		244	0.1%	4.96%
Municipal securities	100,575	21.7%	3.68%	99,084	27.6%	3.67%
Common stocks	43,781	9.4%		30,377	8.4%
Preferred stocks	5,672	1.2%	6.34%	115	0.0%	7.27%

For 2006, the principal change in allocations was an increase to common stocks, mortgage-backed securities and corporate bonds. During 2006 we allocated a portion of the investment portfolio to higher yielding investments in equity securities. This includes common shares of a closed-end management investment company investing predominantly in asset-backed securities and mortgage-backed securities. During 2006 we used approximately $134.0 million of new cash flow from operations to purchase mortgage-backed securities, corporate bonds and equity securities. These new fixed maturity investments offered us favorable yields while maintaining fundamental credit quality. At December 31, 2006 the average credit quality of our fixed income investments was AA and the duration was 3.67 years.

The principal change in 2005 was an increase in the allocation to common stocks, municipal bonds, mortgage-backed securities and corporate bonds. During 2005 we allocated a portion of the investment portfolio to higher yielding investments in equity securities. This includes common shares of a closed-end management investment company investing predominantly in asset-backed securities and mortgage-backed securities. We also invested in publicly traded real estate investment trusts (REITs) and one private placement REIT that went public in 2006. During 2005 we had net purchases of mortgage-backed securities, municipal bonds and corporate bonds of approximately $108.6 million from investing new cash flow from operations. These new fixed maturity investments offered us favorable yields and fundamental credit quality. At December 31, 2005, the average credit quality of our fixed income investments was AA+ and the duration was 3.97 years.

The following table shows the composition of our fixed maturity portfolio by remaining time to maturity at December 31, 2006 and December 31, 2005. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date.

	As of December 31,		As of December 31,
	2006		2005
Remaining Time to Maturity	Fair Market Value	Percentage of Fair Market Value	Fair Market Value	Percentage of Fair Market Value
	($ in thousands)
Less than one year	$7,309	1.8%	$3,873	1.2%
One to five years	136,041	32.8%	92,961	28.4%
Five to ten years	125,584	30.3%	113,125	34.6%
More than ten years	16,376	4.0%	19,800	6.1%
Mortgage-backed securities	129,257	31.2%	96,922	29.7%
Total	$414,567	100.0%	$326,681	100.0%

The average credit rating of our fixed maturity portfolio, using ratings assigned to securities by Standard and Poor’s, was AA at December 31, 2006 and AA+ at December 31, 2005. The following table shows the ratings distribution of our fixed income portfolio as of the end of each of the past two years.

	As of December 31,		As of December 31,
	2006		2005
Rating	Fair Market Value	Percentage of Fair Market Value	Fair Market Value	Percentage of Fair Market Value
	($ in thousands)
U.S. Treasury securities	$14,459	3.5%	$7,132	2.2%
AAA	214,934	51.8%	190,980	58.5%
AA	46,843	11.3%	40,020	12.3%
A	68,135	16.4%	50,546	15.5%
BBB	44,675	10.8%	19,956	6.1%
Below BBB	25,521	6.2%	18,047	5.5%
Total	$414,567	100.0%	$326,681	100.0%

We account for our investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), which requires that fixed-maturity securities and equity securities that have readily determined fair values be segregated into categories based upon our intention for those securities. In accordance with SFAS 115, we classified our fixed-maturity and equity securities as available-for-sale. We may sell our available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors.

Fixed-maturity securities and equity securities are reported at their estimated fair values based on quoted market prices or a recognized pricing service. Changes in unrealized gains and losses on these securities are reported as a separate component of comprehensive net income, and accumulated unrealized gains and losses, net of tax effects, reported as a separate component of accumulated other comprehensive income in stockholders’ equity. During the third quarter of 2006, we reclassified our entire balance of equity securities at cost to equity securities at fair value in compliance with GAAP for insurance companies. Realized gains and losses are charged or credited to income in the period in which they are realized and are determined on the specific identification method.

On November 3, 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP applies to reporting periods beginning after December 15, 2005.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of December 31, 2006, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments in accordance with the provisions of this FSP. We determined that we did not hold any investments that we considered other-than-temporarily impaired. As of December 31, 2006, and December 31, 2005, cumulative net unrealized losses on our fixed maturity portfolio were $2.1 million and $4.4 million, respectively. There were no other than temporary declines in the fair value of our securities at December 31, 2006 and December 31, 2005.

The aggregate fair market value of our invested assets excluding cash and cash equivalents as of December 31, 2006 was $464.0 million. As of that date, our fixed maturity securities had a fair market value of $414.6 million and amortized cost of $416.6 million. Equity securities, available for sale, at fair value were $49.5 million as of December 31, 2006 with a cost of $48.0 million.

The following table provides a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of December 31, 2006 and December 31, 2005.

	As of December 31, 2006			As of December 31, 2005
	Cost or Amortized Cost	Aggregate Fair Value	Unrealized Gains/ (Losses)	Cost or Amortized Cost	Aggregate Fair Value	Unrealized Gains/ Losses
Category
U.S. Treasury securities	$14,594	$14,459	$(135)	$7,224	$7,132	$(92)
U.S. Agency securities	30,699	30,674	(25)	31,937	31,623	(314)
Corporate fixed maturity securities	122,868	122,685	(183)	77,852	76,488	(1,364)
Mortgage-backed securities	130,373	129,257	(1,116)	98,786	96,922	(1,864)
Asset-backed securities	17,165	16,917	(248)	15,431	15,188	(243)
Other taxable fixed maturity securities	—	—	—	250	244	(6)
Municipal securities	100,943	100,575	(368)	99,643	99,084	(559)
Common stocks.	42,344	43,781	1,437	31,126	29,872	(1,254)
Preferred stocks	5,627	5,672	45	113	115	2
Total.	$464,613	$464,020	$(593)	$362,362	$356,668	$(5,694)

The following table presents information regarding our invested assets that were in an unrealized loss position at December 31, 2006 by amount of time in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
Category	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$4,095	$(10)	$5,801	$(151)	$9,896	$(161)
U.S. Agency securities	6,525	(21)	12,151	(118)	18,676	(139)
Corporate fixed maturity securities	25,550	(237)	42,748	(1,052)	68,298	(1,289)
Mortgage-backed securities	28,669	(213)	59,868	(1,566)	88,537	(1,779)
Asset-backed securities.	995	(3)	14,180	(282)	15,175	(285)
Municipal securities	20,213	(94)	45,390	(613)	65,603	(707)
Equities	25,960	(275)	2,816	(463)	28,776	(738)
Total temporarily impaired securities	$112,007	$(853)	$182,954	$(4,245)	$294,961	$(5,098)

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

	For the year ended December 31,
	2006	2005	2004
	($ in thousands)
Balance at January 1	$198,724	$128,722	$99,475
Less reinsurance recoverables	(96,978)	(91,773)	(75,114)
	101,746	36,949	24,361
Incurred related to:
Current year	135,863	97,006	27,259
Prior years	(2,340)	(392)	(199)
PXRE commutation	1,602	—	—
Total incurred	135,125	96,614	27,060
Paid related to:
Current year	30,605	20,891	6,991
Prior years	13,767	10,926	7,481
Total paid	44,372	31,817	14,472
Net balance at end of period	192,499	101,746	36,949
Add reinsurance recoverables	110,042	96,978	91,773
Balance at end of period	$302,541	$198,724	$128,722

Our claims reserving practices are designed to set reserves that in the aggregate are adequate to pay all claims at their ultimate settlement value. Thus, our reserves are not discounted for inflation or other factors.

Loss Reserve Development

Shown below is the loss reserve development for business written each year from 1996 through 2006. The table portrays the changes in our loss and LAE reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on the basis of GAAP.

The first line of the table shows, for the years indicated, our net reserve liability including the reserve for incurred but not reported losses as originally estimated. For example, as of December 31, 2000 we estimated that $7,901,000 would be a sufficient reserve to settle all claims not already settled that had occurred prior to December 31, 2000 whether reported or unreported to us. The next section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. For example, with respect to the net losses and loss expense reserve of $7,901,000 as of December 31, 2000, by December 31, 2006 (six years later) $8,736,000 had actually been paid in settlement of the claims.

The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, as reflected in that section of the table, the original reserve of $7,901,000 was re-estimated to be $12,666,000 at December 31, 2006. The increase from the original estimate is caused by a combination of factors, including: (1) reserves being settled for amounts different than originally estimated, (2) reserves being increased or decreased for claims remaining open as more information becomes known about those individual claims and (3) more or fewer claims being reported after December 31, 2000 than had occurred prior to that date.

The “cumulative redundancy/ (deficiency)” represents, as of December 31, 2006, the difference between the latest re-estimated liability and the reserves as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For example, as of December 31, 2006 and based upon updated information, we re-estimated that the reserves which were established as of December 31, 2005 were $738,000 redundant, and excluding the PXRE commutation were $2,340,000 redundant.

The bottom part of the table shows the impact of reinsurance reconciling the net reserves shown in the upper portion of the table to gross reserves.

	Year ended December 31,
	1996	1997	1998	1999	2000	2001*	2002*	2003*	2004*	2005*	2006
	($ in thousands)
Original Net Liability	$3,361	$5,005	$6,184	$6,810	$7,901	$8,620	$15,476	$24,361	$36,949	$101,746	$192,499
Cumulative payments as of:
One year later	1,035	1,428	2,377	2,560	3,376	2,879	4,103	7,467	10,926	13,748
Two years later	1,849	2,827	3,890	4,767	5,439	4,906	6,707	11,856	4,455
Three years later	2,747	4,045	5,439	6,153	6,953	6,376	9,090	2,872
Four years later	3,397	5,191	6,340	6,896	7,896	7,219	4,480
Five years later	4,083	5,895	6,714	7,249	8,285	6,691
Six years later	4,454	6,220	6,935	7,465	8,736
Seven years later	4,691	6,413	6,978	7,715
Eight years later	4,847	6,423	7,116
Nine years later	4,836	6,523
Ten years later	4,933
Net liability re-estimated as of:
One year later	4,154	5,954	6,842	7,493	9,702	11,521	15,551	24,163	36,557	101,008
Two years later	4,574	6,262	7,123	8,652	11,684	11,276	14,665	24,815	40,654
Three years later	4,457	6,428	7,871	9,516	11,458	10,494	16,461	29,034
Four years later	4,544	6,945	8,244	9,210	10,819	11,875	19,603
Five years later	4,992	7,169	7,963	8,955	11,944	13,293
Six years later	5,093	7,057	7,875	9,951	12,666
Seven years later	5,065	7,037	8,659	10,584
Eight years later	5,141	7,663	9,158
Nine years later	5,607	8,085
Ten years later	5,883
Cumulative Net redundancy/(deficiency)	(2,522)	(3,080)	(2,974)	(3,774)	(4,765)	(4,673)	(4,127)	(4,673)	(3,705)	738
PXRE commutation	0	0	0	0	0	0	0	196	870	1,602
Cumulative net redundancy/(deficiency)
excluding PXRE	(2,522)	(3,080)	(2,974)	(3,774)	(4,765)	(4,673)	(4,127)	(4,477)	(2,835)	2,340
Net reserves	$3,361	$5,005	$6,184	$6,810	$7,901	$8,620	$15,476	$24,361	$36,949	$101,746	$192,499
Ceded reserves	8,529	14,800	15,696	17,410	20,601	29,017	50,211	75,114	91,773	96,978	110,042
Gross reserves	$11,890	$19,805	$21,880	$24,220	$28,502	$37,637	$65,687	$99,475	$128,722	$198,724	$302,541
Net re-estimated	$5,883	$8,085	$9,158	$10,584	$12,666	$13,293	$19,603	$29,034	$40,654	$101,008
Ceded re-estimated	18,451	20,418	25,718	32,142	37,587	44,446	58,175	77,879	93,580	94,713
Gross re-estimated	$24,334	$28,503	$34,876	$42,726	$50,253	$57,739	$77,778	$106,913	$134,234	$195,721
Cumulative Gross redundancy/(deficiency) . .	(12,444)	(8,698)	(12,996)	(18,506)	(21,751)	(20,102)	(12,091)	(7,438)	(5,512)	3,003

*                      The cumulative payments were lower than would have been expected as a result of the PXRE commutation for 2001, 2002, 2003, 2004 and 2005 by $2,321, $10,288, $18,926, $18,926 and $18,926, respectively.

Analysis of Loss and Loss Adjustment Reserve Development

Analysis of Reserves

The following table shows our net outstanding case loss reserves and IBNR by line of business as of December 31, 2006:

	Outstanding Case Loss Reserves	IBNR
	($ in thousands)
Commercial Multiple Peril	$50,655	$48,136
Other Liability	17,237	25,408
Workers’ Compensation	8,681	7,222
Commercial Automobile	6,819	4,684
Homeowners	13,194	7,859
Fire and Allied Lines	2,020	584
All Lines	$98,606	$93,893

In 2006 we had favorable development in our net losses from prior accident years of $738,000. Excluding the PXRE commutation for 2006 we had favorable development of $2,340,000.

We carefully monitor our gross, ceded and net loss reserves by segment and line of business to ensure that they are adequate, since a deficiency in reserves will indicate inadequate pricing on our products and may impact our financial condition.

The paid development, incurred development, the Bornhuetter Ferguson (B-F) method, and loss ratio projections are the predominate methodologies our actuaries utilize to project losses and corresponding reserves. Based upon these methods our actuaries determine a best estimate of the loss reserves. All of these methods are standard actuarial approaches and have been utilized consistently since 2003. The selected development factors within the paid and incurred development methods are derived from our data while the loss ratio method is used for the most recent accident year when there is high volatility in the development patterns. The B-F method combines the loss ratio method and the loss development method to determine loss reserves by adding an expected development (loss ratio times premium times percent unreported) to the case reserves.

The incurred method relies on historical development factors derived from changes in our incurred estimates of claims paid and case reserves over time. The paid method relies on our claim payment patterns and ultimate claim costs. The incurred method is sensitive to changes in case reserving practices over time. Thus if case reserving practices change over time the incurred method may produce significant variations in estimates of ultimate losses. The paid method relies on actual claim payments and therefore is not sensitive to changes in case reserve estimates.

The low end of the range of our sensitivity analysis was derived by giving more weight to the lowest estimate among the four methods for each line of business and accident year. Similarly the high end of the range of our sensitivity analysis was derived by giving more weight to the highest estimate among the four methods for each line of business and accident year. We believe that changing the weighting for the four methods by line of business and accident year better reflects reasonably likely outcomes than adjusting selected development patterns or other variables within each method. We believe the results of the sensitivity analysis, which are summarized in the table below, constitute a reasonable range of expected outcomes of our reserve for net loss and loss adjustment expense:

	Range of Reserve Estimates
	High	Low	Carried
Commercial Multiple Peril	$104,147	$92,966	$98,791
Other Liability	43,685	37,236	42,645
Workers’ Compensation.	18,595	15,422	15,903
Commercial Auto	13,384	8,711	11,503
Homeowners.	22,539	16,302	21,054
Fire and Allied Lines	2,969	2,345	2,603
All Lines	$205,319	$172,982	$192,499

The resulting range derived from our sensitivity analysis would have increased net reserves by $12.8 million and or decrease net reserves by $19.5 million.

Two key assumptions that materially impact the estimate of loss reserves are the loss ratio estimate for the current accident year and the loss development factor selections for all other accident years. The Company has made only minor changes to the key assumptions used during the last three annual reserve estimates.

We are not aware of any claims trends that have emerged or that would cause future adverse development that have not already been considered in existing case reserves and in our current loss development factors.

Also, in New York State, lawsuits for negligence, subject to certain limitations, must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, our exposure to IBNR for accident years 2003 and prior is limited although there remains the possibility of adverse development on reported claims. Due to the reserve strengthening in 2002 and close monitoring and analysis of reserves, we believe our loss reserves are adequate. This is reflected by the loss development as of December 31, 2006 showing developed redundancies since 2003. However, there are no assurances that future loss development and trends will be consistent with our past loss development history, and so adverse loss reserves development remains a risk factor to our business. See “Risk Factors—Risks Related to Our Business—If our actual loss and loss adjustment expenses exceed our loss reserves, our financial condition and results of operations could be significantly adversely affected.”  See Critical Accounting Policies—Loss and Loss Adjustment Expense Reserves.”

Claims

Our claims division combines the services of our staff defense, coverage and appellate attorneys with a traditional multi-line insurance claims adjusting staff. See “-Business Segments-Insurance Services Segment Products and Services” for a description of TRM’s claim service fee-based operations.

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

The claims division is divided into eight units: auto claims, workers’ compensation claims, property claims, liability claims, coverage, in-house defense, administration and processing, and subrogation and recovery. Our in-house legal staff consists of approximately 24 attorneys who are managed by two co-managing attorneys reporting to the Senior Vice President, Claims.

The continued development of in-house expertise in all areas remains a primary goal of the claims division. We have continued to build an in-house defense team in order to handle a substantial percentage of lawsuits in New York State and vigorously defend against fraudulent and frivolous lawsuits. Given the high cost of coverage counsel in those instances where coverage may be an issue, we formed an in-house coverage law firm. Our claims staff and in-house attorneys handle all of our claims and the majority of our lawsuits internally. Approximately 75% of all lawsuits arising from our insurance company operation are currently handled in-house. This approach enables us to maintain a high level of service to our policyholders and vigorously defend non-meritorious and frivolous claims while controlling loss adjustment expenses. We have also formed a full time staff of in-house liability field investigators to replace a traditionally outsourced claims function. We have also built an experienced team of field property adjusters to control costs and to ensure high quality claims experience for our commercial and personal lines property policyholders.

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

Technology

We seek to leverage technology and make use of business process redesign in order to gain operating efficiencies and effectiveness. For example, we were able to eliminate redundant keying of policy information by upgrading our policy data entry system. More recently, we implemented an integrated voice response system to provide producers and insureds 24 x 7 access to policy billing information. These have enabled us to control the growth of our clerical staff and improve our customer service. We have implemented a number of technology improvements and redesign of business processes, including an online imaging system, a data warehouse that houses both claims and underwriting data to provide management reporting and a web-based platform (WebPlus) for quoting and capturing policy submissions directly from our producers.

All mission critical systems run on fully redundant hardware in an off-site secure facility with fully redundant power, air conditioning, communications and 24-hour support. We utilize Hewlett Packard servers that run the Microsoft Windows Server 2000/2003 operating system and a Netapp Storage Area Network to store all business data. System and data are backed up to tape daily and are taken to an offsite facility by an outside vendor.

WebPlus ®

Since April 2003, we have been using WebPlus, our web-based software platform for quoting and capturing policy submissions directly from our producers. WebPlus applies our underwriting guidelines to allow our producers to submit, rate and, where appropriate, bind small premium accounts. A recently added simple endorsement capability improves clerical efficiency and customer service. Through an ongoing monthly, quarterly and annual management review and analysis of the book of business, we confirm the risk quality and loss ratio profile of policies processed in WebPlus. We utilize WebPlus for all of our personal lines business and landlord package policies, as well as the majority of workers’ compensation and commercial auto policies. We believe that this technology reduces underwriter involvement in each policy application, as well as improves our ability to validate and capture all relevant policy information early in the submission process and at a single point. We believe that WebPlus has significantly reduced our expense associated with processing business, improved customer service and made it easier for our producers to do business with us.

WebPlus was developed for us by AgencyPort Insurance Services, Inc. (“AgencyPort”), a technology company specializing in the property and casualty insurance industry, in exchange for our commitment to invest $1 million in AgencyPort. In addition, we licensed AgencyPort’s KeyOnce software development kit, which AgencyPort utilized to develop WebPlus. We also obtained a warrant to acquire common shares in AgencyPort. On January 7, 2004 TICNY exercised this warrant in full for 1,072,525 common shares of AgencyPort, for $1 million less $663,000 paid towards the development of WebPlus resulting in a payment of $337,000. These payments have been capitalized as software and are being amortized over three years. The 1,072,525 shares represented approximately 25% of the outstanding shares of AgencyPort as of December 31, 2006. We do not exercise significant influence over AgencyPort and we do not have any representation on the Board of Directors of AgencyPort. The relationship is primarily one of AgencyPort as a licensor and developer of software for our benefit. Accordingly, we do not account for our investment in AgencyPort on the equity method. We have assigned no value to the shares of AgencyPort as of December 31, 2006. As of December 31, 2003, we held another warrant to acquire an additional 30% of the outstanding shares of AgencyPort. On August 31, 2004, we entered into an agreement with AgencyPort to eliminate this warrant in consideration for certain rights granted to us including access to certain software source code. We received the source code upon execution of the agreement.

Our technology plan currently envisions that we will expand our use of WebPlus to additional products and other business functions (such as payment and reporting). We also intend to exploit technological improvements and economies of scale realized through premium growth to continue to lower our underwriting expense ratio while offering a strong value proposition to our producer base.

Competition

We compete with a large number of other companies in our selected lines of business, including major U.S. and non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. We compete for business on the basis of a number of factors, including price, coverage offered, customer service, relationship with producers (including ease of doing business, service provided and commission rates paid), financial strength and size and rating by independent rating agencies.

As our territorial expansion has progressed within New York State and in other states, we have developed an increased number of competitors. In our commercial lines business, our competitors include The St. Paul Travelers Companies, Inc., Hartford Insurance Company, Safeco, Hanover Insurance Companies, Magna Carta Companies, Greater New York Mutual Insurance Company, OneBeacon Insurance Group, Selective, Utica First Insurance Company, Middlesex Mutual and Erie Insurance Company. In our personal lines business, we compete against companies such as Allstate Insurance Company, State Farm Companies, The St. Paul Travelers Companies, Inc., Hartford Insurance Company, OneBeacon Insurance Group, New York Central Insurance Company, Commercial Mutual Insurance Company, Preferred Mutual Insurance Company and Otsego Mutual Fire Insurance Company.

The soft market that existed until sometime in 2001 was characterized by pricing based competition, with a number of competitors attempting to gain or retain market share by charging premium rates that ultimately proved to be inadequate. The losses suffered by many of these companies have resulted in their insolvencies or exit from our chosen markets. The pricing environment in the hard market prevalent in 2004 was such that competition tended to focus more on the non-pricing factors listed above. During the last quarter of 2004 and continuing throughout 2005 a moderation of the pricing environment within the commercial insurance marketplace became evident as pricing increases on renewing policies lessened. The catastrophe losses of 2004 and 2005 produced increased pricing and reduced capacity for catastrophe exposed property. However, a softening of the non-catastrophe market in 2006 has led to more aggressive pricing in specific segments of the commercial lines of business, particularly in those lines of business and accounts with larger annual premiums.

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

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. TICNY was assigned a letter rating of “B+” (Good) by A.M. Best in 1997 and was upgraded to “B++” (Good) in 2003. In October 2004, TICNY was upgraded to “A-” (Excellent) by A.M. Best, the 4th highest of 15 rating categories used by A.M. Best. In addition, during 2005 TNIC was also rated “A-” (Excellent) by A.M. Best. In evaluating a company’s financial strength, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s financial strength and is not an evaluation directed at investors. There is no guarantee that TICNY and TNIC will maintain the improved rating.

In April 2003, in connection with the issuance of subordinated debentures underlying trust preferred securities, TICNY also received an insurer financial strength rating from Standard & Poor’s. This rating provides an assessment of the financial strength of an insurance company and its capacity to meet obligations to policyholders on a timely basis. TICNY’s most recent rating from Standard & Poor’s is “BBB-” with a stable outlook.

Employees

All of our employees are employed directly by TICNY. As of December 31, 2006 the total number of full-time equivalent employees of TICNY was 403 of which 306 are in New York City, 68 are in the Long Island, New York branch and 25 are in the Buffalo, New York branch and 4 are in the other branch offices. None of these employees are covered by a collective bargaining agreement. We have employment agreements with a number of our senior executive officers. The remainder of our employees are at-will employees.

Regulation

U.S. Insurance Holding Company Regulation of Tower

Tower, as the parent of TICNY and TNIC, is subject to the insurance holding company laws of New York and Massachusetts respectively. These laws generally require TICNY and TNIC to register with their respective domiciliary state insurance department (“Insurance Department”) and to furnish annually financial and other information about the operations of companies within the holding company system. Generally under these laws, all material transactions among companies in the holding company system to which TICNY or TNIC is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and reasonable and, if material or of a specified category, require prior notice and approval or non-disapproval by the Insurance Department.

Changes of Control

Before a person can acquire control of a New York insurance company, prior written approval must be obtained from the Superintendent or the Commissioner of the Insurance Department (“Superintendent”). Prior to granting approval of an application to acquire control of an insurer, the Superintendent considers such factors as: the financial strength of the applicant, the integrity and management of the applicant’s Board of Directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Pursuant to insurance holding company laws, “control” means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Control is presumed to exist if any person directly or indirectly owns, controls or holds with the power to vote 10% or more of the voting securities of the company; however, the Insurance Department, after notice and a hearing, may determine that a person or entity which directly or indirectly owns, controls or holds with the power to vote less than 10% of the voting securities of the company, “controls” the company. Because a person acquiring 10% or more of our common stock would indirectly control the same percentage of the stock of the TICNY and TNIC, the insurance change of control laws of New York and Massachusetts would likely apply to such a transaction.

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

In 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Act was enacted. The Terrorism Act is designed to ensure the availability of insurance coverage for foreign terrorist acts in the United States of America. This law established a Federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism. As a result, we are prohibited from adding certain terrorism exclusions to the policies written by TICNY and TNIC. Although TICNY and TNIC are protected by federally funded terrorism reinsurance as provided for in the Terrorism Act, there is a substantial deductible that must be met, the payment of which could have an adverse effect on our results of operations. On December 17, 2005, Congress passed a two-year extension of the Terrorism Act though December 31, 2007, under the terms of the extension, Tower deductible will increase from 17.5% in 2006 to 20% of direct earned premium in 2007. The minimum size of the triggering event will be increased from the current $50 million for 2006 to $100 million in 2007.  As a consequence of these changes, potential losses from a terrorist attack could be substantially larger than previously expected. Potential future changes to the Terrorism Act could also adversely affect our ability to obtain reinsurance on favorable terms, including pricing, and may affect our underwriting strategy, rating, and other elements of our operation.

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

TICNY and TNIC prepare statutory financial statements in accordance with statutory accounting principles (“SAP”) and procedures prescribed or permitted by the New York Insurance Department and the Massachusetts Department of Insurance, respectively. As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. The New York Insurance Department recently completed an examination of TICNY as of December 31, 2004.

The terms and conditions of reinsurance agreements generally are not subject to regulation by any U.S. state insurance department with respect to rates or policy terms. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

Insurance Regulatory Information System Ratios

The Insurance Regulatory Information System, or IRIS, was developed by the NAIC and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. For 2006 TICNY’s results were outside the usual values for one IRIS ratio and within the usual values for twelve IRIS ratios. In 2006 the gross change in policyholders’ surplus was affected by the $49.6 million of capital contributions. We contributed to TICNY the proceeds from the perpetual preferred stock offering and the sale of TICA during December 2006. For 2006 TNIC’s results were outside the usual values for two IRIS ratios and within the usual values for eleven IRIS rations. The two IRIS ratios that were outside the usual values were changes in net premiums written as TNIC did not write any business in 2005 and the gross agents’ balances to policyholders’ surplus which reflects agents’ balance in comparison to TNIC’s statutory surplus. TNIC cedes 85% of its business to TICNY and this greatly reduces its statutory surplus and elevates this ratio beyond normalized levels.

New York State Dividend Limitations

TICNY’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of New York. Under New York law, TICNY may pay dividends out of statutory earned surplus. In addition, the New York Insurance Department must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding 12 months, exceeds the lesser of (1) 10% of TICNY’s policyholder’s surplus as shown on its latest statutory financial statement filed with the New York Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months. TICNY declared approximately $4,600,000, $2,050,000 and $850,000 in dividends to Tower in 2006, 2005, and 2004, respectively. As of December 31, 2006, the maximum distribution that TICNY could pay without prior regulatory approval was approximately $10.5 million.

Massachusetts Dividend Limitations

TNIC may not pay any dividend that, together with all dividends declared or distributed by TNIC during the preceding twelve months, excluding pro rata distributions of any class of the TNIC’s own securities, exceeds the greater of (1) 10% of TNIC’s policyholders’ surplus as of the end of the preceding calendar year or (2) TNIC’s net income for the next preceding calendar year, until thirty days after the Commissioner has received notice of the intended dividend and not objected in such time. In addition, dividends may only be paid out of unassigned funds. As of December 31, 2006, TNIC’s maximum dividend it could pay without the approval of the Massachusetts Commissioner of Insurance was $0.1 million.

Risk-Based Capital Regulations

The New York and Massachusetts Insurance Departments require domestic property and casualty insurers to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow the Insurance Departments to identify potential weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). At December 31, 2006 TICNY and TNIC’s risk-based capital levels exceeded the minimum level that would trigger regulatory attention. In their 2006 statutory statements, TICNY and TNIC have both complied with the NAIC’s risk-based capital reporting requirements.

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

Statutory accounting practices established by the NAIC and adopted, in part, by the New York and Massachusetts regulators determine, among other things, the amount of statutory surplus and statutory net income of TICNY and TNIC and thus determine, in part, the amount of funds that are available to pay dividends.

Guaranty Associations

In New York and Massachusetts and in most of the jurisdictions where TICNY and TNIC are currently licensed to transact business there is a requirement that property and casualty insurers doing business within the jurisdiction participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premium written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

In none of the past five years has the assessment in any year levied against TICNY been material. Property and casualty insurance company insolvencies or failures may result in additional security fund assessments to TICNY and TNIC at some future date. At this time we are unable to determine the impact, if any; such assessments may have on the consolidated financial position or results of operations. We have established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings and assessments by the various workers’ compensation funds. See “Note 14.—Commitments and Contingencies” in the notes to our audited consolidated financial statements included elsewhere in this report.

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

Industry Investigations

The insurance industry recently has become the subject of increasing scrutiny with respect to insurance broker and agent compensation arrangements and sales practices. The New York State Attorney General and other state and Federal regulators performed investigations and other proceedings relating to compensation and bidding arrangements between producers and issuers of insurance products and unsuitable sales practices by producers on behalf of either the issuer or the purchaser. The practices under investigation included, among other things, allegations that so-called contingent commission arrangements may conflict with a broker’s duties to its customers that certain brokers and insurers may have engaged in anti-competitive practices in connection with insurance premium quotes. The New York State Attorney General has recently entered into a settlement agreement with two large insurance brokers. These investigations and proceedings may continue, and new investigative proceedings may be commenced, in the future. These investigations and proceedings could result in legal precedents and new industry-wide practices or legislation, rules or regulations that could significantly affect our industry and may also cause stock price volatility for companies in the insurance industry. Contingent commissions under our producers’ profit sharing plan amounted to less than ¼% to ½% of 1 percent to our overall commission expense in 2006, 2005 and 2004.

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

Note on Forward-Looking Statements

Some of the statements under “Item 1A.—Risk Factors,” “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1.—Business” and elsewhere in this Form 10-K may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance sector in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the Federal securities laws or otherwise.

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

•       changes in the percentage of our premiums written that we cede to reinsurers;

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

This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Form 10-K. See “Item 1.—Note on Forward-Looking Statements.”

Risks Related to Our Business

If our actual loss and loss adjustment expenses exceed our loss reserves, our financial condition and results of operations could be significantly adversely affected.

Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. We establish loss reserves to cover our estimated liability for the payment of all losses and loss adjustment expenses incurred under the policies that we write. Loss reserves include case reserves, which are established for specific claims that have been reported to us, and reserves for claims that have been incurred but not reported (or “IBNR”). To the extent that loss and loss adjustment expenses exceed our estimates, we will be required to immediately recognize the less favorable experience and increase loss reserves, with a corresponding reduction in our net income in the period in which the deficiency is identified. For example, over the past ten years we have experienced adverse development of reserves for losses and loss adjustment expenses incurred in prior years: In 2002, following an annual review by an outside actuarial consulting company of TICNY’s net loss and loss adjustment reserves, we increased such reserves by $2.9 million.

Although loss reserves on property lines of business tend to be relatively predictable from an actuarial standpoint, the reserving process for losses on the liability coverage portions of our commercial and personal lines policies possesses characteristics that make case and IBNR reserving inherently less susceptible to accurate actuarial estimation. Unlike property losses, liability losses are claims made by third parties of which the policyholder may not be aware and therefore may be reported a significant time after the occurrence, sometimes years. As liability claims most often involve claims of bodily injury, assessment of the proper case reserve is a far more subjective process than claims involving property damages. In addition, the determination of a case reserve for a liability claim is often without the benefit of information, which develops slowly over the life of the claim and can subject the case reserve to substantial modification well after the claim was first reported. Numerous factors impact the liability case reserving process, such as venue, the amount of monetary damage, the permanence of the injury, the age of the claimant and many others.

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

Many of our quota share reinsurance agreements contain provisions for a ceding commission under which the commission rate that we receive varies inversely with the loss ratio on the ceded premiums, with higher commission rates corresponding to lower loss ratios and vice-versa. The loss ratio depends on our estimate of the loss and loss adjustment expense reserves on the ceded business. As a result, the same uncertainties associated with estimating loss and loss adjustment expense reserves affect the estimates of ceding commissions earned. If and to the extent that we have to increase our reserves on the business that is subject to these reinsurance agreements, we may have to reduce the ceding commission rate, which would amplify the reduction in our net income in the period in which the increase in our reserves is made.

TICNY, TRM and TNIC conduct business in a concentrated geographical area. Any single catastrophe or other condition affecting losses in this area could adversely affect our results of operations.

TICNY currently writes business in a concentrated geographic area, primarily in the southern and western portions of New York State, and reinsures business produced by TRM in New York and to a lesser extent in New Jersey and Pennsylvania. TNIC currently writes business primarily in New Jersey, along with Pennsylvania, Massachusetts and New York. As a result, a single catastrophe occurrence, destructive weather pattern, terrorist attack, regulatory development or other condition or general economic trend affecting the region within which TICNY, TNIC and TRM conduct their business could adversely affect our financial condition or results of operations more significantly than other insurance companies that conduct business across a broader geographical area. During our history, we have not experienced any single event that materially affected our results of operations. The most significant single event was the terrorist attacks of September 11, 2001, as a result of which we suffered $391,000 in net losses.

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

We are heavily dependent on CastlePoint for underwriting capacity and commission and fee income.

We are and will be heavily dependent on CastlePoint for underwriting capacity and commission and fee income through reinsurance and pooling agreements. For the period ended December 31, 2006, CastlePoint assumed approximately 38% of our gross premiums written through reinsurance. Effective January 1, 2007, CastlePoint will assume, through a combination of pooling and reinsurance, approximately 49% of our brokerage business premiums. By our mutual agreement with CastlePoint, the terms of our quota share reinsurance agreements and pooling agreements with CastlePoint have been extended by an additional year, so that we currently have a four year commitment from CastlePoint, subject to certain early termination rights, for CastlePoint to assume from us a substantial portion of our premiums. However, we currently do not have any arrangements in place with CastlePoint to maintain its reinsurance agreements or pooling agreements with us after four years. There is no assurance that these arrangements will remain in place beyond their current term and we may not be able to readily replace these arrangements if they terminate. If we are unable to continue or replace our current reinsurance arrangements on equally favorable terms, our underwriting capacity and commission and fee income would decline, we may experience a downgrade in our A.M. Best rating, and our results of operations would be adversely affected.

If we cannot obtain adequate reinsurance protection for the risks we have underwritten, we may be exposed to greater losses from these risks or we may reduce the amount of business we underwrite, which will reduce our revenues.

Under state insurance law, insurance companies are required to maintain a certain level of capital in support of the policies they issue. In addition, rating agencies will reduce an insurance company’s ratings if the company’s premiums exceed specified multiples of its capital. As a result, the level of TICNY’s and TNIC’s statutory surplus and capital limits the amount of premiums that they can write and on which they can retain risk. Historically, we have utilized reinsurance to expand our capacity to write more business than TICNY’s surplus would have otherwise supported.

From time to time, market conditions have limited, and in some cases have prevented, insurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. For example, beginning in 2001, terms and conditions in the reinsurance market generally became less attractive for insurers seeking reinsurance. In addition, recent investigations by the New York State Attorney General, the SEC and other regulatory and government bodies into the use of non-traditional reinsurance by certain reinsurers have led to the re-examination of applicable accounting standards, which we believe has led to a reduction in the availability of some types of reinsurance. In turn, these developments could produce unfavorable changes in prices, reduced ceding commission revenue or other potentially adverse changes in the terms of reinsurance. Accordingly, we may not be able to obtain our desired amounts of reinsurance. In addition, even if we are able to obtain such reinsurance, we may not be able to obtain such reinsurance from entities with satisfactory creditworthiness or negotiate terms that we deem appropriate or acceptable.

We have entered into multi-year quota share reinsurance agreements with CastlePoint and have agreed to enter into pooling agreements with CastlePoint to be effective January 1, 2007, subject to regulatory approvals, which should provide sufficient capacity to write the business that we are currently producing. Because we have made an investment in CastlePoint and our Chairman and Chief Executive Officer, Michael H. Lee, serves as the Chairman and Chief Executive Officer of that company, we have been deemed, under the provisions of the New York State Insurance Law and applicable regulations, to be under common control with CastlePoint and any U.S. insurance companies that CastlePoint may acquire and we may be deemed to be under common control under the laws and regulations of other states in which our or CastlePoint’s insurance subsidiaries are domiciled. As a result, we cannot be bound by any reinsurance agreements or pooling agreements unless 30 days advance notice is provided to the New York State Insurance Department proposing our intention to enter into such agreements, and the New York State Insurance Department does not disapprove of these agreements within such period. There can be no assurance that the New York State Insurance Department will approve the terms and conditions of these agreements.

If discussions with respect to reinsurance or pooling agreements and the regulatory approval process do not result in reaching acceptable terms and execution, we will seek reinsurance protection and additional capacity elsewhere. However, if we cannot obtain adequate reinsurance protection for the risks we have underwritten, we may be exposed to greater losses from these risks, which could have a material adverse effect on our financial condition and results of operation. If we cannot obtain our desired amount of reinsurance or additional capacity to write business through risk sharing or pooling agreements, we may be forced to reduce the amount of business that we underwrite, which will reduce our revenues.

If we are able to obtain reinsurance, our reinsurers may not pay losses in a timely fashion, or at all, which may cause a substantial loss and increase our costs.

As of December 31, 2006, we had a net balance due in our favor from our reinsurers of $215.3 million, consisting of $118.0 million in reinsurance recoverables, $3.2 million in ceding commissions receivable and $94.1 million in prepaid reinsurance premiums. This amount is $4.9 million higher than TICNY’s and TNIC’s statutory capital and surplus at that date. Since October 1, 2003, we have sought to manage our exposure to our reinsurers by placing our quota share reinsurance on a “funds withheld” basis and requiring any non-admitted reinsurers to collateralize their share of unearned premium and loss reserves. However, we have substantial recoverables from our pre-October 1, 2003 reinsurance arrangements that are uncollateralized, in that they are not supported by letters of credit, trust accounts, “funds withheld” arrangements or similar mechanisms intended to protect us against a reinsurer’s inability or unwillingness to pay. Our net exposure to our reinsurers totaled $40.7 million as of December 31, 2006. Because we remain primarily liable to our policyholders for the payment of their claims, in the event that one of our reinsurers under an uncollateralized treaty became insolvent or refused to reimburse us for losses paid, or delayed in reimbursing us for losses paid, our cash flow and financial results could be materially and adversely affected. As of December 31, 2006, our largest balance due from any one reinsurer was approximately $115.2 million, which was due from CastlePoint Reinsurance. However, because our reinsurance with CastlePoint Reinsurance is collateralized by a Regulation 114 compliant trust account, our net exposure to CastlePoint Reinsurance on that date was $0. Our largest net balance due from any one reinsurer that was not collateralized was approximately $17.6 million, which was due from Munich Reinsurance America Inc. (formerly American Re-Insurance Company), which is rated “A” by A.M. Best.

Our insurance company subsidiaries are rated “A-” (Excellent) by A.M. Best, and a decline in this rating or the ratings assigned by other rating agencies could affect our standing among brokers, agents and insureds and cause our sales and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “F” (In Liquidation). TICNY was upgraded to “A-” (Excellent) by A.M. Best, which is the 4th highest of 15 rating levels. In 2005, TNIC received an “A-” (Excellent) rating from A.M. Best. These ratings are subject to, among other things, A.M. Best’s evaluation of our capitalization and performance on an ongoing basis including our management of terrorism and natural catastrophe risks, loss reserves and expenses, and there is no guarantee that TICNY and TNIC will maintain these ratings.

In April 2003, in connection with the issuance of subordinated debentures underlying trust preferred securities, TICNY also received an insurer financial strength rating from Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc. (“Standard & Poor’s”). The most recent rating from Standard & Poor’s is “BBB-” with a stable outlook.

Our ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of A.M. Best or Standard & Poor’s. A decline in a company’s ratings indicating a reduced financial strength or other adverse financial developments can cause concern about the viability of the downgraded insurer among its agents, brokers and policyholders, resulting in a movement of business away from the downgraded carrier to other stronger or more highly rated carriers. Because many of our agents and brokers (whom we refer to as “producers”) and policyholders purchase our policies on the basis of our current ratings, the loss or reduction of any of our ratings will adversely impact our ability to retain or expand our policyholder base. The objective of the rating agencies’ rating systems is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. Our ratings reflect the rating agencies’ opinion of our financial strength and are not evaluations directed to investors in our common stock, nor are they recommendations to buy, sell or hold our common stock.

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

Terrorism Reinsurance.   In 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001, terrorist attacks, the Terrorism Insurance Act (“TRIA”) was enacted. TRIA is designed to ensure the availability of insurance coverage for foreign terrorist acts in the United States of America. This law established a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism. As a result, we are prohibited from adding certain terrorism exclusions to the policies written by TICNY and TNIC. Although TICNY and TNIC are protected by federally funded terrorism reinsurance as provided for by TRIA, there is a substantial deductible that must be met, the payment of which could have an adverse effect on our results of operations.

On December 17, 2005, Congress passed a two-year extension of TRIA though December 31, 2007 with the passage of the Terrorism Risk Insurance Extension Act (“TRIEA”). Under the terms of TRIEA, the minimum size of the triggering event increased from $5 million to $50 million for 2006 and to $100 million in 2007 and Tower’s deductible increased to 17.5% of direct earned premium in 2006 and will increase to 20% in 2007. If the program trigger is reached, the federal government will reimburse commercial insurers for 85% of their insured loses from the certified act of terrorism in excess of their statutory deductible. Under TRIEA, federal assistance for insured terrorism losses has been reduced as compared to the assistance previously available under TRIA. As a consequence of these changes, potential losses from a terrorist attack could be substantially larger than previously expected. The failure to extend TRIEA beyond December 31, 2007 or the extension of TRIEA on terms less favorable to insurers could also adversely affect our ability to obtain reinsurance on favorable terms, including pricing, and may affect our underwriting strategy, rating, and other elements of our operation.

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

Since we depend on a core of selected producers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

Our products are marketed by independent producers. Other insurance companies compete with us for the services and allegiance of these producers. These producers may choose to direct business to our competitors, or may direct less desirable risks to us., Approximately 80% of the 2006 gross premiums written, including premiums produced by TRM on behalf of its issuing companies, were produced by our top 142 producers, representing 17% of our active agents and brokers. These producers have annual written premiums of $500,000 or more. As we build a broader territorial base, the number of producers with significant premium volumes with Tower is increasing. In 2005, producers with premium volumes of $500,000 or more numbered 121 and contributed 77% of gross premiums written.

Our largest producers in 2006 were Morstan General Agency, Northeast Agencies and Davis Agency Inc. As of December 31, 2006, these producers accounted for 11%, 7% and 5%, respectively, of the total of our gross premiums written. No other producer was responsible for more than 5% of our gross premiums written.

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

With respect to the premiums produced by TRM for its issuing companies and a limited amount of premium volume written by TICNY and TNIC, producers collect premium from the policyholders and forward them to TRM, TICNY and TNIC. In certain jurisdictions, including New York and New Jersey, when the insured pays premiums for these policies to producers for payment over to TRM, TICNY and TNIC, the premiums might be considered to have been paid under applicable insurance laws and regulations and the insured will no longer be liable to us for those amounts, whether or not we have actually received the premiums from the producer. Consequently, we assume a degree of credit risk associated with producers. Although producers’ failures to remit premiums to us have not caused a material adverse impact on us to date, there have been instances where producers collected premium but did not remit it to us and we were nonetheless required under applicable law to provide the coverage set forth in the policy despite the absence of premium. Because the possibility of these events is dependent in large part upon the financial condition and internal operations of our producers, which in most cases are not public information, we are not able to quantify the exposure presented by this risk. If we are unable to collect premiums from our producers in the future, our financial condition and results of operations could be materially and adversely affected.

We operate in a highly competitive environment. If we are unsuccessful in competing against larger or more well-established rivals, our results of operations and financial condition could be adversely affected.

The property and casualty insurance industry is highly competitive and has historically been characterized by periods of significant pricing competition alternating with periods of greater pricing discipline, during which competition focuses on other factors. Beginning in 2000, the market environment was increasingly favorable as rates increased significantly. During the latter part of 2004 and throughout 2005, increased competition in the marketplace became evident and, as a result, average rate increases have become moderate. The catastrophe losses of 2004 and 2005 produced increased pricing and reduced capacity for insurance of catastrophe-exposed property. However, a softening of the non-catastrophe-exposed market in 2006 has led to more aggressive pricing in specific segments of the commercial lines business, particularly in those lines of business and accounts with larger annual premiums. A.M. Best estimates that the industry wide change in net premiums written in the property casualty industry was 2.6% in 2006 compared to 0.2% in 2005 and is estimated to be 0.1% in 2007. The change in industry policyholders’ surplus as estimated by A.M. Best was 5% in 2006 compared to 9.1% in 2005 and is estimated to be 7.4% in 2007. In addition, in 2005, A.M. Best estimated new capital or capacity of $20 billion was raised by the property casualty insurance and reinsurance industry. This additional underwriting capacity may result in increased competition from other insurers seeking to expand the types or amount of business they write or cause a shift in focus by some insurers to maintaining market share at the expense of underwriting discipline. We attempt to compete based primarily on products offered, service, experience, the strength of our client relationships, reputation, speed of claims payment, perceived financial strength, ratings, scope of business, commissions paid and policy and contract terms and conditions. There are no assurances that in the future we will be able to retain or attract customers at prices which we consider to be adequate.

We compete with major U.S. insurers and certain underwriting syndicates, including large national companies such as St. Paul Travelers Companies, Inc., Allstate Insurance Company and State Farm Fire and Casualty Company; regional insurers such as OneBeacon Insurance Company, Selective Insurance Company, Harleysville Insurance Company, Hanover Insurance and Peerless Insurance Company and smaller, more local competitors such as Greater New York Mutual, Magna Carta Companies and Utica First Insurance Company. Many of these companies have greater financial, marketing and management resources than we do. Many of these competitors also have more experience, better ratings and more market recognition than we do. We seek to distinguish ourselves from our competitors by providing a broad product line offering and targeting those market segments that provide us with the best opportunity to earn an underwriting profit. We also compete with other companies by quickly and opportunistically delivering products that respond to our producers’ needs.

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

In addition to our recent acquisition of Preserver, we plan to continue to expand our licensing or acquire other insurance companies with multi-state property and casualty licensing in order to expand our product and service offerings geographically. We also intend to continue to acquire books of business that fit our underwriting competencies from competitors, managing agents and other producers and to acquire other insurance companies. This expansion strategy may present special risks:

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

Our success will depend in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. We rely substantially upon the services of our executive management team. If we were to lose the services of members of our key management team, our business could be adversely affected. We believe we have been successful in attracting and retaining key personnel throughout our history. We have employment agreements with Michael H. Lee, our Chairman of the Board, President and Chief Executive Officer, and four other members of our senior management team. We do not currently maintain key man life insurance policies with respect to our employees except for Michael H. Lee.

Our business relationship with CastlePoint and its affiliates may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.

As noted elsewhere, we have invested in CastlePoint, which we organized and sponsored with an initial investment of $15.0 million on February 6, 2006 and in which we currently own an 8.6% interest (together with warrants to acquire an additional 3.7% interest). In addition, Michael H. Lee, our Chairman of the Board and Chief Executive Officer, holds the same positions at CastlePoint and, as such, will not serve our company on a full-time basis. Furthermore, some former members of our executive management have resigned their positions with us and become executive managers of CastlePoint. Conflicts of interest could arise with respect to business opportunities that could be advantageous to CastlePoint or its subsidiaries, on the one hand, and us or any of our subsidiaries, on the other hand.

Because Mr. Lee holds leadership positions at both Tower and CastlePoint, potential conflicts of interest may arise. While we believe that our interests and CastlePoint do not currently conflict, they may diverge as CastlePoint develops additional business.

Mr. Lee’s service as Chairman of the Board and Chief Executive Officer of both CastlePoint and Tower could also raise a potential challenge under anti-trust laws. Section 8 of the Clayton Antitrust Act, or the Clayton Act, prohibits a person from serving as a director or officer in any two competing corporations under certain circumstances. If CastlePoint and Tower are in the future deemed to be competitors within the meaning of the Clayton Act, certain thresholds relating to direct competition between Tower and CastlePoint are met, and the Department of Justice and Federal Trade Commission challenge the arrangement, Mr. Lee may be required to resign his positions with one of the companies, and/or fines or other penalties could be assessed against Mr. Lee and us. To alleviate any potential for direct competition with CastlePoint, arrangements between us provide for a division of responsibilities.

However, it is possible that the potential for direct competition with respect to certain classes of business may exist with respect to the business we and CastlePoint may pursue.

Our investment performance may suffer as a result of adverse capital market developments or other factors, which may affect our financial results and ability to conduct business.

We invest the premium we receive from policyholders until it is needed to pay policyholder claims or other expenses. At December 31, 2006, our invested assets consisted of $414.6 million in fixed maturity securities, $49.5 million in equity securities at fair value. Additionally, we held $100.6 million in cash and cash equivalents. As of December 31, 2006, we earned $23.0 million of net investment income representing 7.7% of our total revenues and 40.8% of our pre-tax income. Our funds are invested by a professional investment advisory management firm under the direction of our management team in accordance with detailed investment guidelines set by us. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. (Interest rate risk is discussed below under the heading, “—We may be adversely affected by interest rate changes.”) In particular, the volatility of our claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business.

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

In addition, our investment portfolio includes mortgage-backed securities. As of December 31, 2006, mortgage-backed securities constituted approximately 27.8% of our invested assets. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. When interest rates fall, mortgage-backed securities are prepaid more quickly than expected and the holder must reinvest the proceeds at lower interest rates. Our mortgage-backed securities currently consist of securities with features that reduce the risk of prepayment, but there is no guarantee that we will not invest in other mortgage-backed securities that lack this protection. In periods of increasing interest rates, mortgage-backed securities are prepaid more slowly, which may require us to receive interest payments that are below the interest rates then prevailing for longer than expected.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements and/or cover losses, we may need to raise additional funds through financings or curtail our growth. Based on our current operating plan, we believe our current capital together with the proceeds of this offering, our proposed concurrent issuance of trust preferred securities and our anticipated retained earnings, will support our operations without the need to raise additional capital. However, we cannot provide any assurance in that regard, since many factors will affect our capital needs and their amount and timing, including our growth and profitability, our claims experience, and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we had to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of the shares offered hereby. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

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

•       potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies; and

•       transactions with affiliates.

Significant changes in these laws and regulations could make it more expensive to conduct our business. The New York Insurance Department for TICNY and the Massachusetts Division of Insurance for TNIC also conduct periodic examinations of the affairs of their domiciled insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.

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

Because we have been deemed an affiliate of CastlePoint by the New York Insurance Department, any material transaction or agreement between our insurance subsidiaries and CastlePoint may be subject to regulatory review and resulting modification to address any concerns that regulators may raise. If we do not obtain the approvals of these regulatory authorities, or if our agreements are subject to substantial modifications, we may not be able to fully implement our business strategy, which would have an adverse impact on our financial condition and results of operations.

In recent years, the U.S. insurance regulatory framework has come under increased Federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the National Association of Insurance Commissioners (“NAIC”), which is an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly re-examine existing laws and regulations, often focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our financial condition or results of operations. The highly publicized investigations of the insurance industry by the New York State Attorney General and other regulators and government officials have led to, and may continue to lead to, additional legislative and regulatory requirements for the insurance industry and may increase the costs of doing business.

The activities of TRM are subject to licensing requirements and regulation under the laws of New York, New Jersey and other states where it does business. TRM’s business depends on the validity of, and continued good standing under, the licenses and approvals pursuant to which it operates, as well as compliance with pertinent regulations.

Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally such authorities are vested with relatively broad and general discretion as to the granting, renewing and revoking of licenses and approvals. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to clients and fines. In some instances, TRM follows practices based on its or its counsel’s interpretations of laws and regulations, or those generally followed by the industry, which may prove to be different from those of regulatory authorities.

If the assessments we are required to pay are increased drastically our results of operations and financial condition will suffer.

TICNY and TNIC are subject to assessments in New York for various purposes, including the provision of funds necessary to fund the operations of the New York Insurance Department and the New York Security Fund, which pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies. In 2006, the assessment for the New York Insurance Department was $1,470,000 and the New York Security Fund assessment was $2,042,000. These assessments are generally set based on an insurer’s percentage of the total premiums written in New York State within a particular line of business. The Company is permitted to assess premium surcharges on workers’ compensation policies that are based on statutorily enacted rates. However, assessments by the various workers’ compensation funds have recently exceeded the permitted surcharges resulting in a (reduction) additional expenses of $(127,000), $0 and $1,143,000 in 2006, 2005 and 2004, respectively. As of December 31, 2006 the liability for the various workers’ compensation funds, which includes amounts assessed on workers’ compensation policies, was $4,463,000. This amount is expected to be paid over an eighteen month period ending June 30, 2008. As our company grows, our share of any assessments may increase. However, we cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments could have a material adverse effect on our financial condition or results of operations.

Our ability to meet ongoing cash requirements and pay dividends may be limited by our holding company structure and regulatory constraints.

Tower is a holding company and, as such, has no direct operations of its own. Tower does not expect to have any significant operations or assets other than its ownership of the shares of its operating subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our stockholders. TICNY is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. As of December 31, 2006, the maximum amount of distributions that TICNY could pay to Tower without approval of the New York Insurance Department was $10.5 million. The inability of TICNY to pay dividends and other permitted payments in an amount sufficient to enable us to meet our cash requirements at the holding company level would have a material adverse effect on our operations and our ability to pay dividends to our stockholders. As of December 31, 2006, the maximum amount of distributions that TNIC could pay to its parent without approval of the Massachusetts Division of Insurance was approximately $89,000. Accordingly, if you require dividend income you should carefully consider these risks before making an investment in our company.

Although we have paid cash dividends in the past, we may not pay cash dividends in the future.

We have a history of paying dividends to our stockholders when sufficient cash is available, and we currently intend to pay dividends in each quarter of 2007. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors, including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner previously discussed in this section. Also, there can be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

Risks Related to our Acquisition of Preserver Group, Inc.

We must obtain several governmental consents to complete the acquisition, which, if delayed, not granted or granted with unacceptable conditions may jeopardize or delay the acquisition, result in additional expense or reduce the anticipated benefits of the transaction.

We must obtain specified approvals and consents in a timely manner from state governmental authorities prior to the completion of the acquisition of Preserver. State insurance laws generally require that, prior to the acquisition of an insurance company, the acquiring party must obtain approval from the insurance commissioner of the insurance company’s state of domicile or, in certain cases, the state where such insurance company is commercially domiciled. If we do not receive these approvals on terms that satisfy the purchase agreement, then we will not be obligated to complete the acquisition. The governmental authorities from which we seek approvals have broad discretion in administering relevant laws and regulations. As a condition to the approval of the acquisition, governmental authorities may impose requirements, limitations or costs that could negatively affect the way the combined companies conduct business. We are not obligated to complete the acquisition if a governmental authority, in connection with the grant of its approval or consent, imposes a condition or restriction which could reasonably be expected to have a material adverse effect on the business, assets, liabilities, financial condition or results of operations of us or Preserver. If we agree to any material conditions or restrictions in order to obtain any approvals required to complete the acquisition, these conditions or restrictions could adversely affect our ability to integrate the business of Tower and Preserver or reduce the anticipated benefits of the acquisition.

Whether or not the acquisition is completed, the announcement and pendency of the acquisition could cause disruptions in the businesses of Tower and Preserver, which could have an adverse effect on their business and financial results

Whether or not the acquisition is completed, the announcement and pendency of the acquisition could cause disruptions in the businesses of Tower and Preserver. Specifically:

•       current and prospective employees and agents may experience uncertainty about their future roles with Tower, which might adversely affect Tower’s ability to retain key managers and other employees and agents; and

•       the attention of management of each of Tower and Preserver may be directed toward the completion of the acquisition and not their ongoing businesses.

The acquisition is subject to certain closing conditions that, if not satisfied or waived, will result in the acquisition not being completed, which may cause the market price of Tower common stock to decline.

The acquisition is subject to customary conditions to closing. If any condition to the acquisition is not satisfied or waived, the acquisition will not be completed. In addition, we and the current owners of Preserver may terminate the purchase agreement under certain circumstances. If we and Preserver do not complete the acquisition, the market price of our common stock may fluctuate to the extent that the current market prices of those shares reflect a market assumption that the acquisition will be completed. Further, whether or not the acquisition is completed, we will also be obligated to pay certain financing, legal and accounting fees and related expenses in connection with the acquisition, which could negatively impact results of operations when incurred. In addition, we would not realize any of the expected benefits of having completed the acquisition. If the acquisition is not completed, we cannot assure our stockholders that additional risks will not materialize or not materially adversely affect its business, financial results, financial condition and stock prices.

We may experience difficulties in integrating our business with the business of Preserver, which could cause us to fail to realize many of the anticipated potential benefits of the acquisition.

We have entered into the purchase agreement with Preserver because we believe that the acquisition will be beneficial to us and our stockholders. Achieving the anticipated benefits of the acquisition will depend in part upon whether we are able to integrate our businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating geographically separated organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration of certain operations following the merger may require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company. Employee uncertainty and lack of focus during the integration process may also disrupt our business. Any inability of our management to integrate successfully the operations of Tower and Preserver could have a material adverse effect on our business and results of operations. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the transition process, could have an adverse effect upon our revenues, level of expenses and operating results, which may affect the value of our common stock.

After the acquisition, we may seek to combine certain operations and functions using common information and communication systems, operating procedures, financial controls and human resource practices, including training, professional development and benefit programs. We may be unsuccessful or delayed in implementing the integration of these systems and processes.

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

The results of operations of companies in the property and casualty insurance industry historically have been. subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

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

The supply of insurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity alternating with periods when shortages of capacity permitted favorable premium levels. Premium levels for many products have increased in recent years and significant amounts of new capital have flowed into the insurance and reinsurance sectors. These factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly, and we expect to experience the effects of such cyclicality.

This cyclicality could have a material adverse effect on our results of operations and revenues, which may cause the price of our securities to be volatile.

Item 1B.               Unresolved Staff Comments

The Company has no unresolved staff comment as of December 31, 2006.

Item 2.                        PROPERTIES

We lease approximately 118,500 square feet of space at 120 Broadway, New York, New York, which consists of 30th and 31st floors and part of the 29th floor. The lease commencement date is January 1, 2006 and will end on December 31, 2021. See Note 14—“Commitments and Contingencies” in the notes to our audited consolidated financial statements included elsewhere in this report.

We also lease office space in Melville, New York, Buffalo, New York and Quincy, Massachusetts.

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

In addition to litigation arising from the policies we issue, as with any Company actively engaged in business, from time to time we may be involved in litigation involving non-policyholders such as vendors or other third parties with whom we have entered into contracts and out of which disputes have arisen, or litigation arising from employment related matters, such as actions by employees claiming unlawful treatment or improper termination. There are no suits of a material nature presently pending against us.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shareholders

Our common stock is traded on the Nasdaq Global Select Market under the ticker symbol “TWGP”. We have one class of authorized common stock for 40,000,000 shares at a par value of $0.01 per share.

In December 2006, we issued 40,000 shares of a perpetual preferred stock for $40.0 million less $0.4 million of issuance costs. On January 26, 2007 the perpetual preferred stock was redeemed in full.

As of March 5, 2007, there were 23,101,108 common shares issued and outstanding that were held by 121 shareholders of record.

Price Range of Common Stock

The high and low sales prices for quarterly periods from January 1, 2005 through December 31, 2006 as reported by the Nasdaq were as follows:

	2006		2005
	High	Low	High	Low
First Quarter	$24.46	$16.80	$14.27	$10.56
Second Quarter	$32.00	$22.50	$15.75	$10.05
Third Quarter	$34.47	$25.87	$17.14	$13.75
Fourth Quarter	$36.49	$29.18	$23.45	$14.30

Dividend Policy

Our Board of Directors has historically declared the payment of quarterly dividends of $0.025 per share of common stock to our stockholders of record. Any determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our Board of Directors deems relevant.

We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of TICNY and TNIC to pay dividends to us. TICNY and TNIC are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See “Item 1.—Regulation” and “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Pursuant to the terms of the subordinated debentures underlying our trust preferred securities, Tower and its subsidiaries cannot declare or pay any dividends if we are in default of or if we have elected to defer payments of interest on those debentures.

The company declared dividends on common and preferred stock as follows in (000’s):

	2006	2005
Common stock dividends declared	$1,976	$1,959
Preferred stock dividends declared	212	—
Total dividends declared	$2,188	$1,959

The Company declared dividends per share on common stock as follows:

	2006	2005
Common Stock	$0.10	$0.10

Perpetual preferred stock was issued in December 2006 that is not cumulative and not mandatorily redeemable, and its dividends are recorded as a reduction to stockholders’ equity. The perpetual preferred stock dividend for 2006 was $212,000. The perpetual preferred stock was redeemed in full on January 26, 2007.

Item 6.                        SELECTED CONSOLIDATED FINANCIAL INFORMATION

The selected consolidated income statement data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 are derived from our audited financial statements included elsewhere in this document, which have been prepared in accordance with GAAP and have been audited by Johnson Lambert & Co., our independent registered public accounting firm. You should read the following selected consolidated financial information along with the information contained in this document, including “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	For the year ended December 31,
	2006	2005	2004	2003	2002
	($ in thousands, except share and per share amounts)
Income Statement Data
Gross premiums written	$432,663	$300,107	$177,766	$134,482	$106,740
Ceded premiums written	187,593	88,325	79,691	105,532	79,411
Net premiums written	$245,070	$211,782	$98,075	$28,950	$27,329
Net premiums earned	$223,988	$164,436	$45,564	$22,941	$26,008
Ceding commission revenue	43,130	25,218	39,983	35,605	21,872
Insurance services revenue	7,973	14,103	16,381	12,830	12,428
Net investment income	23,026	14,983	5,070	2,268	1,933
Net realized gains (loss) on investments	12	122	13	493	95
Policy billing fees	1,134	892	679	545	376
Total revenues	299,263	219,754	107,690	74,682	62,712
Losses and loss adjustment expenses	135,125	96,614	27,060	15,071	16,356
Operating expenses:
Direct and ceding commission expenses	60,558	43,839	32,825	26,158	19,187
Other operating expenses(1)	53,675	42,632	29,954	22,337	17,279
Interest expense	6,870	4,853	3,128	1,462	122
Total expenses	256,228	187,938	92,967	65,028	52,944
Other Income
Equity in unconsolidated affiliate	914	—	—	—	—
Gain from issuance of common stock by unconsolidated affiliate	7,883	—	—	—	—
Warrant received from unconsolidated affiliate	4,605	—	—	—	—
Income (loss) before income taxes	56,437	31,816	14,723	9,654	9,768
Income tax expense (benefit)	19,673	11,062	5,694	3,374	4,135
Net income (loss)	$36,764	$20,754	$9,029	$6,280	$5,633
Net income (loss) available to common stockholders	$36,553	$20,754	$9,029	$6,122	$5,318
Per Share Data
Basic earnings (loss) per share	$1.85	$1.06	$1.23	$1.37	$1.18
Diluted earnings (loss) per share	$1.82	$1.03	$1.06	$1.09	$0.94
Basic weighted average outstanding	19,750,309	19,571,081	7,335,286	4,453,717	4,500,000
Diluted weighted average per shares outstanding	20,147,318	20,147,073	8,565,815	5,708,016	5,761,949
Selected Insurance Ratios
Gross loss ratio(2)	55.0%	56.8%	55.2%	60.8%	63.8%
Gross underwriting expense ratio(3)	28.7%	30.8%	31.1%	30.0%	31.0%
Gross combined ratio(4)	83.7%	87.6%	86.3%	90.8%	94.8%
Net loss ratio(5)	60.3%	58.8%	59.4%	65.7%	62.9%
Net underwriting expense ratio(6)	27.3%	29.3%	16.2%	4.4%	18.5%
Net combined ratio(7)	87.6%	88.1%	75.6%	70.1%	81.4%

	As of December 31,
	2006	2005	2004	2003	2002
	($ in thousands, except share and per share amounts)
Summary Balance Sheet Data
Cash and cash equivalents	$100,598	$38,760	$55,201	$30,339	$3,399
Investments at fair market value	464,020	357,173	228,434	57,349	39,618
Reinsurance recoverable	118,003	104,811	101,173	84,760	55,110
Deferred acquisition costs, net	35,811	29,192	18,740	573	—
Total assets	954,082	657,457	494,147	286,592	186,116
Reserve for losses and loss adjustment expenses	302,541	198,724	128,722	99,475	65,688
Unearned premium	227,017	157,779	95,505	70,248	57,012
Long-term debt and redeemable preferred stock	68,045	47,426	47,426	29,208	3,000
Deferred ceding commission revenue, net	—	—	—	—	3,494
Total stockholders’ equity	223,920	144,822	129,447	13,061	9,067
Per Share Data:
Book value per share(8)	$9.23	$7.29	$6.56	$2.96	$2.01
Diluted book value per share(9)	$9.07	$7.16	$6.45	$2.38	$1.62
Dividends declared per share
Common Stock	$0.10	$0.10	$0.0250	$—	$0.1048
Class A Stock	$—	$—	$0.1137	$0.1465	$—
Class B Stock	$—	$—	$0.1142	$0.5773	$—

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

(8)           Book value per share is based on total common stockholders’ equity divided by common shares outstanding at year end.

(9)           Diluted book value per share is calculated based on total common stockholders’ equity divided by the sum of the number of shares of common stock outstanding plus the appropriate common stock equivalents for stock options, warrants and restricted stock using the treasury stock method.

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

Overview

We provide a broad range of property and casualty insurance products as well as reinsurance through TICNY and TNIC, our insurance company subsidiaries. We also provide managing general underwriting, claims and other administration and reinsurance intermediary services through TRM, our insurance services subsidiary. We manage these operations through three business segments: insurance (commercial and personal lines underwriting), reinsurance, and insurance services (managing general agency, claims and other administration and reinsurance intermediary operations).

In our insurance segment, TICNY and TNIC provide commercial and personal lines insurance policies to businesses and individuals. TICNY and TNIC’s commercial lines products include commercial multiple-peril (provides both property and liability insurance), monoline general liability (insures bodily injury or property damage liability), commercial umbrella, monoline property (insures buildings, contents or business income), workers’ compensation and commercial automobile policies. Its personal lines products consist of homeowners, dwelling and other liability policies. In our reinsurance segment, TICNY assumes reinsurance directly from the insurance companies for which TRM produces insurance premiums (which we refer to as TRM’s “issuing companies”) or indirectly from reinsurers that provide reinsurance coverage directly to these issuing companies. In our insurance services segment, TRM generates commission income from its managing general agency by producing premiums on behalf of its issuing companies and generates fees by providing claims administration and reinsurance intermediary services. The insurance services segment also generates other administration revenue from services provided to CastlePoint Reinsurance and will earn management fees in 2007   from pooling business with CastlePoint. See “Item 1.—Reinsurance—CastlePoint Reinsurance and Pooling” and “Item 1.—Strategic Relationship and Agreements with CastlePoint.”

Purchase of Shell Companies

On March 25, 2005, we closed on our purchase of the outstanding common stock of a shell insurance Company, North American Lumber Insurance Company (“NALIC”), that was renamed Tower National Insurance Company (“TNIC”). The purchase price was $1,050,000 and included nine active state licenses and two inactive state licenses. The nine active states licenses were for New Jersey, Connecticut, Massachusetts, Rhode Island, Vermont, Maryland, Delaware, South Carolina and Wisconsin. The two inactive states were Pennsylvania and Maine. The inactive state licenses have an additional contingent purchase price of $75,000 per state payable upon license reactivation within one year of the closing. These licenses were activated in 2005. Prior to the closing, all liabilities and assets (other than insurance licenses) of TNIC were transferred to a liquidating trust. We capitalized this purchase as an intangible asset related to state licenses with an indefinite life subject to annual impairment testing.  The total amount capitalized as of December 31, 2005, was $1,303,000 and included the purchase price, legal fees and a broker’s fee. As of December 31, 2006, TNIC was authorized to write business in twenty-five states.

On June 28, 2006, we closed on our purchase of 100% of the outstanding common stock of a shell insurance company, MIIX Insurance Company of New York, which was renamed Tower Indemnity

Company of America (“TICA”). We acquired TICA for the value of its statutory surplus at closing plus $225,000. In October 2006, we entered into an agreement to sell all of the issued and outstanding capital stock of TICA to CastlePoint for a cash purchase price of $350,000 plus an amount equal to the value of the statutory surplus of TICA at closing. The $125,000 difference in the price reflects the legal and brokerage fees paid by us in connection with our acquisition of the company. Following the closing of the TICA transaction which occurred on December 4, 2006, CastlePoint intended to rename TICA “CastlePoint Insurance Company.”  We have agreed to enter into various pooling agreements with CastlePoint Insurance Company, which will be effective January 1, 2007 pending regulatory approval from the State of New York Insurance Department

Commutation and Novation with PXRE Reinsurance Company

On June 29, 2006, to eliminate our exposure to uncollateralized reinsurance recoverables from PXRE Reinsurance Company (“PXRE”), which had requested the withdrawal of its financial strength and issuer rating from A.M. Best, we concluded, through commutation agreements, PXRE’s participation under various reinsurance agreements with TICNY covering the 2001, 2002 and a portion of the 2003 policy periods. Ceded loss and loss adjustment expense recoverables of $20.5 million, ceded paid losses of $2.4 million and ceding commissions receivable of $8.7 million, totaling $31.6 million of unsecured recoverables were settled with a payment from PXRE of $26.7 million, which represents an estimate of the present value of these recoverables. This resulted in a $4.8 million pre-tax charge, of which $1.6 million was recognized in loss and loss adjustment expenses and $3.2 million was recognized as a reduction to ceding commission income in the second quarter of 2006. In addition, on the same date, novation agreements were executed with PXRE relating to other reinsurance agreements covering business written in 2001, 2002 and 2003 by other insurance companies and managed on their behalf by TRM, our risk management subsidiary. As a result of the novation, TICNY assumed loss reserves of $12.2 million for which it received as consideration $11.4 million in cash and other assets and TRM recorded a reduction in commission liabilities for $0.2 million, the total of which resulted in a $0.6 million pre-tax charge. As a result of the commutation and novation agreements, which are effective as of June 29, 2006, PXRE is discharged from future obligations under the reinsurance agreements. There are no other agreements outstanding with PXRE.

Transactions With CastlePoint

We have invested in CastlePoint, an unconsolidated Bermuda holding company, which we organized and sponsored with an initial investment of $15.0 million on February 6, 2006. We consolidated the activities of CastlePoint as a wholly owned subsidiary during the first quarter of 2006 and recognized approximately $0.5 million of non-recurring start-up costs. On April 4, 2006, CastlePoint raised $249.9 million, net of expenses, in a private placement offering of unissued shares, which reduced our investment ownership from 100% to 8.6%. The book value per share of our 2,555,000 shares of CastlePoint common stock increased from $5.87 per share to $8.96 per share as a result of this offering. The carrying value of our investment in CastlePoint increased from $15.0 million to $22.9 million. We have recorded this gain of $7.9 million in income before taxes in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 51—“Accounting for Sales of Stock by a Subsidiary” in the twelve months ended December 31, 2006.

On April 6, 2006, we received a warrant from CastlePoint to purchase an additional 3.7% or 1,127,000 shares of common stock with a fair value of approximately $4.6 million using a Black-Scholes option pricing model. The warrant is exercisable in whole or in part at any time up to April 6, 2016, and the exercise price is $10 per share. Shares acquired through the exercise of the warrant may not be sold prior to April 9, 2009. The warrant was received in exchange for sponsorship services, which included management, operational and industry expertise to establish the CastlePoint organization and prepare for a private placement offering. Accordingly, we recognized $4.6 million in income before taxes in the twelve months ending December 31, 2006 relating to non-recurring sponsorship services. The warrant has been recorded as an equity instrument at cost, which was determined to be the fair value of the warrant on the date it was received and will be subject to impairment testing.

We have determined that our ownership in CastlePoint qualifies as a variable interest entity (“VIE”) under the provisions of FIN 46-(R). We determined that our investment in CastlePoint does not meet the requirements for consolidation because we are not the primary beneficiary of the VIE as defined in FIN 46-(R). However, we have recorded our 8.6% investment in CastlePoint using the equity method of accounting as we exercise significant influence over CastlePoint. We have the same CEO as CastlePoint. Through our two insurance subsidiaries, TICNY and TNIC, we entered into three, multi-year quota share reinsurance agreements with CastlePoint Reinsurance, which were effective April 4, 2006, and a service and expense sharing agreement whereby our staff provides CastlePoint administrative and underwriting services at cost. In connection with the sale of perpetual preferred stock to CastlePoint in December 2006, the brokerage insurance business quota share agreement with CastlePoint was extended for an additional year beyond the original three year term. Through our strategic relationship with CastlePoint in 2006, we have reduced the risk of relying on other reinsurance and issuing companies and will be able to maintain and strengthen our business model as well as pursue our growth plans. Through reinsurance and pooling, we plan to transfer approximately 49% of our total premiums written and produced to CastlePoint’s reinsurance and insurance company subsidiaries in order to generate commission and fee income. We will continue to maintain the operational infrastructure that will market, originate, underwrite and service the total premiums written and produced.

CastlePoint Reinsurance entered into three multi-year quota share reinsurance agreements with our insurance subsidiaries that cede to CastlePoint Reinsurance between 25% and 45%, subject to a periodic adjustment by us, of premiums and losses on our brokerage insurance business that we have historically written through our retail and wholesale agents. These agreements have been extended for an additional year. The ceding commission for the brokerage business is fixed at 34% of ceded written premium for the period April 1, 2006 to March 31, 2007 and it then reverts to a sliding scale commission on April 1, 2007. During the second quarter of 2006, we ceded 30% of our in force, new and renewal brokerage insurance business to CastlePoint Reinsurance and ceded 40% of our new and renewal brokerage insurance business written in the third and fourth quarters of 2006 to CastlePoint Reinsurance. We ceded 50% of our traditional program business and 85% of our specialty program business written during 2006 to CastlePoint Reinsurance. Traditional program business written through program underwriting agencies is comprised of classes of business that we have historically written. The specialty program business covers business not historically written by us. The ceding commission rate for the traditional and specialty program business is 30%. During 2006, we ceded $40.9 million of unearned premiums as of April 1, 2006, which consisted of $19.2 million and $21.7 million of unearned premiums retained by us on policies written in 2006 and 2005, respectively, and $114.2 million on premiums written during the nine months ended December 31, 2006. In addition, CastlePoint Reinsurance participates as a reinsurer on our excess of loss reinsurance program, effective May 1, 2006 and our catastrophe reinsurance program, effective July 1, 2006. We ceded excess of loss reinsurance and catastrophe premiums to CastlePoint Reinsurance of $1.6 million and $1.0 million, respectively for the nine months ended December 31, 2006. Recoverables and prepaid reinsurance totaling $115.2 million from CastlePoint Reinsurance, which is an unauthorized reinsurer and are collateralized in a New York State Regulation 114 compliant trust account for our benefit with a balance of $95.3 million as of December 31, 2006 with the remaining amount offset by ceded balances payable.

Our pooling agreements with CastlePoint Insurance Company will impact the reporting of our business segments beginning in 2007. Our insurance segment will report premiums that we produce as part of our brokerage pool and our insurance services segment will record management fee income that we will earn as a result of managing the brokerage pool on behalf of CastlePoint. In addition, the insurance segment will include premiums from the traditional and specialty pools that CastlePoint Management manages for TICNY and TNIC. Our brokerage business will also be written through CastlePoint Insurance Company or other insurance companies that CastlePoint may acquire in the future. When shown in the consolidated results, this amount will be included in total revenues and will have the effect of reducing the net underwriting expense ratio in the same manner as policy billing fees and ceding commission revenue. In addition, we plan to assume through a pooling agreement a certain percentage of the business written by us or CastlePoint utilizing CastlePoint Insurance Company. This business will be reported in our assumed reinsurance segment. See “Item 1.—Recent Developments and Reinsurance—CastlePoint Reinsurance and Pooling.”

Our insurance companies entered into a service and expense sharing agreement with CastlePoint, pursuant to which they will provide insurance company services now offered by us, such as claims adjustment, policy administration, technology solutions, underwriting, and risk management services, to the U.S. domiciled insurance subsidiaries of CastlePoint, as well as to companies appointed as managing general underwriters by those companies. We charged CastlePoint $0.7 million for such services for the nine months ended December 31, 2006, which have been recorded as other administration revenue in our insurance services segment.

Effective April 4, 2006, we novated business assumed from the Accident Insurance Company by TICNY to CastlePoint Reinsurance. TICNY recorded $0.1 million as ceded premiums written and earned and eliminated liabilities of $0.1 million, which was recorded as a reduction to losses incurred during the three months ending June 30, 2006.

On November 13, 2006, we entered into the Preferred Stock Purchase Agreement with a subsidiary of CastlePoint pursuant to which we agreed to issue and sell 40,000 shares of perpetual preferred stock to the subsidiary for aggregate consideration of $40 million. The transaction closed on December 4, 2006. See “Item 1.—Strategic Relationship and Agreements with CastlePoint.”  The perpetual preferred stock was redeemed in full on January 26, 2007.

Acquisition of Preserver

On November 13, 2006, we signed an agreement to acquire Preserver Group, Inc. (“Preserver”) for a base purchase price of $68.3 million (approximately $64.8 million after deduction for expenses incurred by Preserver, net of tax). A portion of the purchase price paid will be used to redeem $30.8 million of debt to Preserver’s shareholders at closing. In addition, $12 million of Preserver’s trust preferred securities will remain outstanding. Preserver is a privately-held company that offers products similar to ours in the Northeast, particularly in New Jersey, Maine and Massachusetts. Preserver’s gross written premiums were $88.6 million in 2005 and $86.4 million for 2006. Preserver is rated “B++” (Good) by A.M. Best. On December 7, 2006, A.M. Best placed the ratings of Preserver under review with positive implications. We believe this transaction will accelerate our regional expansion by allowing us to access Preserver’s approximately 300 agents that produce business in various Northeastern states. The acquisition is subject to regulatory approvals and is expected to close in the second quarter of 2007. See “Item 1. - Acquisition of Preserver.”

Marketplace Conditions and Trends

The property and casualty insurance industry is affected by naturally occurring industry cycles known as “hard” and “soft” markets. For the first ten years after our company began, we operated in a soft market cycle, generally considered an adverse industry cycle in the property and casualty insurance industry. A soft market cycle is characterized by intense competition that results in inadequate pricing, expanded coverage terms and increased commissions paid to distribution sources in order to compete for business. We believe that a hard market began sometime in late 2000. A hard market, generally considered a beneficial industry trend, is characterized by reduced competition that results in higher pricing, reduced coverage terms and lower commissions paid to acquire business.

In the last three decades, there have been three hard markets in which industry-wide inflation-adjusted premiums grew. Each of these periods was followed by an increase in capacity, price competition and the aggressive terms and conditions that are typical of a soft market.

Beginning in late 2004 and in the first half of 2005, segments of both the reinsurance and commercial lines market started to exhibit signs of a softening market. The market softening was slowed by the effects of hurricanes Katrina, Rita and Wilma. According to A.M. Best, these catastrophic hurricanes in the Gulf States caused an estimated $60 billion of insured losses for the insurance and reinsurance industries and triggered the raising of an estimated $20 billion of new reinsurance capital or capacity in 2005.

A.M. Best believes that in 2006 the insurance industry will post record earnings due, in part, to modest catastrophic activity and favorable frequency and severity trends. Although soft market conditions prevailed in some lines and segments, underwriting remained generally prudent with personal lines experiencing strong overall results.

A.M. Best has stated that it expects rates for catastrophe-prone areas will remain elevated in 2007, a function of more conservative selection and pricing, reduced market capacity for certain segments and substantially higher reinsurance costs on these risks. Soft market conditions will prevail in most other lines and segments, with a gradual release of previously favorable terms and conditions for the industry. Overall personal lines pricing continues to be impacted by increased competition, predominantly in the personal auto line and soft market conditions are expected to continue in selected commercial lines. In 2007, A.M. Best believes that profit margins will likely be eroded to a certain extent as a result of stronger balance sheets encouraging increased competition for market share in specified segments. However; A.M. Best projects that financial results for the U.S. property/casualty industry as a whole in 2007 will be generally favorable especially if catastrophic losses remain modest.

The competition referred to above has affected non-catastrophe middle market and larger package policies, commercial automobile, workers’ compensation and umbrella policies. In the urban and metropolitan segments which we participate in, in particular, homeowners, smaller commercial accounts and the lower end of the middle market, increased competition and price softening has not been as evident as in the larger commercial account segment.

Our gross premiums written in 2006, 2005 and 2004 were $432.6 million, $300.1 million and $177.8 million, respectively. Premiums produced by TRM in 2006, 2005 and 2004 were $12.9 million, $35.2 million and $53.4 million, respectively.

A.M. Best estimates that the industry-wide change in net premiums written in the property and casualty industry was 2.6% in 2006 compared to -0.2% in 2005 and is estimated to be 0.1% in 2007. The change in industry policyholders’ surplus as estimated by A.M. Best was 13.5% in 2006 compared to 9.1% in 2005 and is estimated to be 7.4% in 2007. In addition, the new capacity that has entered the market has placed more demand on production and profitability targets. We expect that premium levels will remain relatively attractive in the business segments we have targeted. These include small, commercial lines of business and modestly valued homeowners and dwelling policies. Management of our mix of business is expected to produce selective growth in the lower premium segment of the middle market. Generally, we will be less interested at the higher premium levels of the middle market in which we see continuing evidence that competitive forces will reduce potential for profitable growth. We expect to continue to maintain underwriting discipline and selectivity in low hazard classes of business, as well as focusing on premium adequacy and appropriate coverage terms. Our broad product line platform continues to allow us the opportunity to adjust our business mix in response to varying market conditions.

Principal Revenue and Expense Items

We derive our revenue from the net premiums earned, ceding commissions, direct commission revenue and fees and net investment income and net realized gains from investments. The limited surplus in TICNY before our October 2004 IPO constrained our ability to write net premiums because we are required to maintain a minimum level of surplus to support premiums. As a result, we relied on other reinsurance companies and ceded premiums to them to generate ceding commissions in TICNY and we produced premiums for TRM’s issuing companies to generate non-risk bearing revenues in our insurance services operation. Consistent with this strategy, during the five years ended December 31, 2004, we derived 34.6% and 36.9% of our total revenues from net premiums earned and ceding commissions, respectively from TICNY and 24.8% of our total revenue from direct commission and fees from our insurance services operation. Our investment income and realized gains from investments comprised 3.7% of our total revenues during this period. Immediately after the IPO we contributed $98 million of the proceeds from the IPO and the concurrent private placement to TICNY, which increased its statutory surplus. Additionally, TICNY received a rating upgrade from A.M. Best to “A-” (Excellent) in October 2004. With the higher rating we were able to more fully deploy the additional capital.

Net premiums earned.   Premiums written include all premiums received by an insurance company during a specified accounting period, even if the policy provides coverage beyond the end of the year. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in the unearned premium reserve and are realized as income in subsequent periods over the remaining term of the policy. Our policies typically have a term of 12 months. Thus, for example, for a policy that is written on July 1, 2006, one-half of the premiums would be earned in 2006 and the other half would be earned in 2007.

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

Direct commission revenues and fees.   Direct commission revenues and fees consist of commissions earned by TRM on premiums produced by its managing general agency and fees earned from its claims administration, other administration services and reinsurance intermediary services. It also includes policy billing fees that we earn in the course of collecting premiums from our policyholders. This fee is charged primarily on small policies written through our insurance segment.

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

•       Other operating expenses. Other operating expenses consist of other underwriting expenses related to TICNY and TNIC’s underwriting operations in our insurance and reinsurance segments and other insurance services expenses related to our managing general agency and reinsurance intermediary operations conducted through TRM in our insurance services segment. Other underwriting expenses consist of general administrative expenses such as salaries, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately and boards, bureaus and taxes, which are the assessments of statistical agencies for items such as rating manuals, rating plans and experience data, as well as state and local taxes based on premiums, licenses and fees, assessments for fire patrol and contributions to workers’ compensation and state and local security funds. Other insurance services expenses include general administrative expenses, principally reimbursements to TICNY for underwriting services, and exclude expenses that are incurred by TRM’s issuing companies such as boards, bureau and taxes. It also excludes general administrative expenses related to claims administration services, which is billed on an hourly basis to TRM’s issuing companies.

•       Interest expense. We pay interest on our loans, on subordinated debentures and on segregated assets placed in trust accounts on a “funds withheld” basis in order to collateralize reinsurance recoverables. In addition, interest expense includes amortization of any debt issuance costs over the remaining term of our subordinated debentures.

•       Income taxes. We pay Federal, state and local income taxes and other taxes.

Measurement of Results

We use various measures to analyze the growth and profitability of our three business segments. In the insurance and reinsurance segments, we measure growth in terms of gross, ceded and net premiums written and we measure underwriting profitability by examining our loss, expense and combined ratios. We also measure our gross and net written premiums to surplus ratios to measure the adequacy of capital in relation to premiums written. In the insurance services segment, we measure growth in terms of premiums produced by TRM on behalf of other insurance companies as well as fee and commission revenue received and we analyze profitability by evaluating income before taxes and the size of such income relative to TICNY and TNIC’s net premiums earned. On a consolidated basis, we measure profitability in terms of net income and return on average equity.

Premiums written.   We use gross premiums written to measure our sales of insurance products and, in turn, our ability to generate ceding commission revenues from premiums that we cede to reinsurers. Gross premiums written also correlates to our ability to generate net premiums earned.

Loss ratio.   The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of a company’s insurance business. We measure our loss ratio on a gross (before reinsurance), and net basis (after reinsurance) as well as the loss ratio on the ceded portion (the difference between gross and net premium) for our insurance and reinsurance segments. We use the gross loss ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. We use the ceded loss ratio to measure the experience on the premiums that we cede to reinsurers, including the premiums ceded under our quota share treaties. Beginning in 2001, the loss ratio on such ceded business has determined the ceding commission rate that we earn on ceded premiums. Our net loss ratio is meaningful in evaluating our financial results, which are net of ceded reinsurance, as reflected in our consolidated financial statements. In addition, we use accident year and calendar year loss ratios to measure our underwriting profitability. An accident year loss ratio measures losses and loss adjustment expenses for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premium earned during that year. A calendar year loss ratio measures losses and loss adjustment expense for insured events occurring during a particular year and the changes in estimates in loss reserves from prior accident years as a percentage of premiums earned during that year.

Underwriting expense ratios.   The underwriting expense ratio is the ratio of direct and ceding commission expenses and other underwriting expenses less policy billing fees and other administration revenue to premiums earned. The underwriting expense ratio measures a company’s operational efficiency in producing, underwriting and administering its insurance business. Due to our historically high levels of reinsurance, we calculate our underwriting expense ratios on a gross basis (before the effect of ceded reinsurance) and net basis (after the effect of ceded reinsurance). Ceding commission revenue is applied to reduce our underwriting expenses in our insurance company operation. Because the ceding commission rate we earn on our premiums ceded has historically been higher than our underwriting expense ratio on those premiums, our extensive use of quota share reinsurance has caused our net underwriting expense ratio generally to be lower than our gross expense ratio.

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

Premium produced by TRM.   TRM operates a managing general agency that earns commissions on written premiums produced on behalf of its issuing companies. Although TRM is not an insurance company, we utilize TRM’s access to its issuing companies as a means to expand our ability to generate premiums in states where TICNY and TNIC are not yet licensed. For this reason, we use written premiums produced by TRM on behalf of its issuing companies as well as TRM’s commission revenue to evaluate our ability to achieve growth.

Net income and return on average common equity.   We use net income to measure our profits and return on average common equity and to measure our effectiveness in utilizing our shareholders’ equity to generate net income on a consolidated basis. In determining return on average common equity for a given year, net income is divided by the average of shareholders’ equity for that year. As a result of the preferred stock raised in the fourth quarter of 2006, the 2006 full year return on common equity was calculated by dividing net income less preferred stock dividends by an average stockholder’s equity for the year which was calculated using an ending total stockholders’ equity excluding the preferred stock.

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

Loss and loss adjustment expense reserves.   The reserving process for loss adjustment expense reserves provides for our best estimate at a particular point in time of the ultimate unpaid cost of all losses and loss adjustment expenses incurred, including settlement and administration of losses, and is based on facts and circumstances then known and including losses that have been incurred but not yet been reported. The process includes using actuarial methodologies to assist in establishing these estimates, judgments relative to estimates of future claims severity and frequency, the length of time before losses will develop to their ultimate level and the possible changes in the law and other external factors that are often beyond our control. The methods used to select the estimated loss reserves include the loss ratio projection, incurred loss projection, and the Bornhuetter-Ferguson (B-F) method. The methods are described in “Business—Loss and Loss Adjustment Expense Reserves.”  The process produces carried reserves set by management based upon the actuaries’ best estimate and is the result of numerous best estimates made by line of business, accident year, and loss and loss adjustment expense. The amount of loss and loss adjustment expense reserves for reported claims is based primarily upon a case-by-case evaluation of coverage, liability, injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and loss adjustment expense reserves for unreported claims are determined using historical information by line of insurance as adjusted to current conditions. Since our process produces loss reserves set by management based upon the actuaries’ best estimate, there is no explicit or implicit provision for uncertainty in the carried loss reserves.

Due to the inherent uncertainty associated with the reserving process, the ultimate liability may differ, perhaps substantially, from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Specifically, on at least a quarterly basis, we review, by line of business, existing reserves, new claims, changes to existing case reserves and paid losses with respect to the current and prior years. See “Business—Loss and Loss Adjustment Expense Reserves” for additional information regarding our loss reserves.

We segregate our data for estimating loss reserves. Property lines include Fire, Homeowners, CMP Property, Multi-Family Dwellings and Auto Physical Damage. Casualty lines include CMP Liability, Other Liability, Workers’ compensation and Auto Liability. The actuarial methods used by segment have been consistent since the 2003 year-end review. During the year-end review the accident years are split into most recent, first prior and all other accident years. For the 2006 review the most recent accident year is 2006, the first prior is 2005, and all other accident years are 2004 and prior. The table below shows the method used by segment and accident year to select the estimated year-ending loss reserves:

Accident Year
Segment	Most Recent	1st Prior	All Other
Fire	Loss Ratio	Loss Development	Loss Development
Homeowners	Loss Ratio	Loss Development	Loss Development
Multi-Family	Loss Ratio	Loss Development	Loss Development
Commercial multiple-peril property	Loss Ratio	Loss Development	Loss Development
Commercial multiple-peril liability	Loss Ratio	B-F	Loss Development
Workers’ Compensation	Loss Ratio	B-F	Loss Development
Other Liability	Loss Ratio	B-F	Loss Development
Auto Liability	Loss Ratio	B-F	Loss Development
Auto Physical Damage	Loss Ratio	Loss Development	Loss Development

Two key assumptions that materially impact the estimate of loss reserves are the loss ratio estimate for the current accident year and the loss development factor selections for all accident years. The loss ratio estimate for the current accident year is selected after reviewing historical accident year loss ratios adjusted for rate changes, trend, and mix of business.

Our data has sufficient credibility to base development factors on our own data. The loss development factors are reviewed annually. There have only been minor changes in selected loss development factors since 2003. The chart below shows the number of years by segment when we expect 50%, 90% and 99% of losses to be reported for a given accident year:

Number of years
Segment	50%	90%	99%
Fire	< 1 year	< 1 year	2 years
Homeowners	< 1 year	< 2 years	3 years
Multi-Family	< 2 years	< 2 years	5 years
Commercial multiple-peril property	< 1 year	1 year	2 years
Commercial multiple-peril liability	< 2 years	5 years	9 years
Workers’ Compensation	< 1 year	2 years	5 years
Other Liability	3 years	4 years	9 years
Auto Liability	< 1 year	3 years	4 years
Auto Physical Damage	< 1 year	< 1 year	1 year

The Company has made only minor changes to the key assumptions used during the last three annual reserve estimates.

Ceding commissions earned.   We have historically relied on quota share, excess of loss and catastrophe reinsurance to manage our regulatory capital requirements and limit our exposure to loss. Generally, we have ceded a significant portion of our insurance premiums to reinsurers in order to maintain our net leverage ratio at our desired target level.

Ceding commission earned under a quota share reinsurance agreement is based on the agreed upon commission rate applied to the amount of ceded premiums written. Ceding commissions are realized as income as ceded premiums written are earned. Since 2001, the ultimate commission rate earned on our quota share reinsurance contracts has been determined by the loss ratio on the ceded premiums earned. If the estimated loss ratio decreases from the level currently in effect, the commission rate increases and additional ceding commissions are earned in the period in which the decrease is recognized. If the estimated loss ratio increases, the commission rate decreases, which reduces ceding commissions earned. As a result, the same uncertainties associated with estimating loss and loss adjustment expense reserves affect the estimates of ceding commissions earned. We monitor the ceded ultimate loss ratio on a quarterly basis to determine the effect on the commission rate of the ceded premiums earned that we accrued during prior accounting periods. The estimated ceding commission income relating to prior years recorded in 2006, 2005 and 2004 was an increase of $1.1 million, and a decrease of $1.2 million and an increase of $1.7 million, respectively.

Reinsurance recoverables.   Reinsurance recoverable balances are established for the portion of the loss reserves that are ceded to reinsurers. Prepaid reinsurance premiums represent unearned premiums that are ceded to reinsurers. Reinsurance recoverables and prepaid reinsurance premiums are reported on our balance sheet separately as assets, instead of being netted against the related liabilities, since reinsurance does not relieve us of our legal liability to policyholders and ceding companies. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Consequently, we bear credit risk with respect to our individual reinsurers and may be required to make judgments as to the ultimate recoverability of our reinsurance recoverables. Additionally, the same uncertainties associated with estimating loss and loss adjustment expense reserves affect the estimates of the amount of ceded reinsurance recoverables. We continually monitor the financial condition and rating agency ratings of our reinsurers. Non-admitted reinsurers are required to collateralize their share of unearned premium and loss reserves either by placing funds in a trust account meeting the requirements of New York Regulation 114 or by providing a letter of credit. In addition, from October 2003 to December 31, 2005, we placed our new quota share treaties on a “funds withheld” basis, under which TICNY retained the ceded premiums written and placed that amount in segregated trust accounts from which TICNY may withdraw amounts due to it from the reinsurers. In 2006, CastlePoint Reinsurance collateralized its net exposure with a New York Regulation 114 compliant trust account.

Deferred acquisition costs/commission revenues.   We defer certain expenses and commission revenues related to producing and reinsuring insurance business, including commission expense on gross premiums written, commission income on ceded premiums written, premium taxes and certain other costs related to the acquisition of insurance contracts. These costs and revenues are capitalized and the resulting asset or liability, deferred acquisition costs/revenues, is amortized and charged to expense or income in future periods as gross premiums written are earned. The method followed in computing deferred acquisition costs/income limits the amount of such deferred amounts to its estimated realizable value. The ultimate recoverability of deferred acquisition costs is dependent on the continued profitability of our insurance underwriting. We also consider anticipated invested income in determining the recoverability of these costs. If our insurance underwriting ceases to be profitable, we may have to write-off a portion of our deferred acquisition costs, resulting in a further charge to income in the period in which the underwriting losses are recognized.

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

Impairment of invested assets.   Impairment of investment securities results in a charge to income when a market decline below cost is deemed to be other than temporary. We regularly review our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other than temporary declines in the fair value of investments. In general, we focus our attention on those securities whose fair value was less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. In evaluating potential impairment, we consider, among other criteria: the current fair value compared to amortized cost or cost, as appropriate; the length of time the security’s fair value has been below amortized cost or cost; our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in value; specific credit issues related to the issuer; and current economic conditions. Other than temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. Only temporary declines in the fair value of our fixed maturity and equity securities were recorded during 2006, 2005 and 2004. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in our consolidated financial statements. See “Business-Investments” and “Note 2. Investments” in the notes to our audited consolidated financial statements for additional detail regarding our investment portfolio at December 31, 2006, including disclosures regarding other than temporary declines in investment value.

Intangible assets and potential impairment.   The costs associated with a group of assets acquired in a transaction are allocated to the individual assets, including identifiable intangible assets based on their relative fair values. Identifiable intangible assets with a finite useful life are amortized over the period which the asset is expected to contribute directly or indirectly to our future cash flows. Identifiable intangible assets with finite useful lives are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. An impairment loss is recognized if the carrying value of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment losses were recognized in 2006, 2005 and 2004. Significant changes in the factors we consider when evaluating our intangible assets for impairment losses could result in a significant change in impairment losses reported in our consolidated financial statements. See “Note 7. Intangible Assets” in the notes to our audited consolidated financial statements.

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

Consolidated Results of Operations

	For the year ended December 31,
	2006	2005	2004
	($ in thousands)
Revenues
Premiums earned
Gross premiums earned	$363,425	$237,833	$152,509
Less: Ceded premiums earned	(139,437)	(73,397)	(106,945)
Net premiums earned	223,988	164,436	45,564
Total commission and fee income	52,237	40,213	57,043
Net investment income	23,026	14,983	5,070
Net realized investment gains	12	122	13
Total revenues	299,263	219,754	107,690
Expenses
Net loss and loss adjustment expenses	135,125	96,614	27,060
Operating expenses	114,233	86,471	62,779
Interest expense	6,870	4,853	3,128
Total expenses	256,228	187,938	92,967
Other Income
Equity income in unconsolidated affiliate	914	—	—
Gain from issuance common stock by unconsolidated affiliate	7,883	—	—
Warrant received from unconsolidated affiliate	4,605	—	—
Income before Income Taxes	56,437	31,816	14,723
Federal and state income taxes	19,673	11,062	5,694
Net Income	$36,764	$20,754	$9,029
Key Measures
Return on average common equity	22.2%	15.1%	23.7%

The following table reconciles the results of our individual segments to consolidated income before income taxes:

	For the year ended December 31,
	2006	2005	2004
	($ in thousands)
Insurance segment underwriting profit	$29,255	$19,262	$9,524
Reinsurance segment underwriting (loss) profit	(1,504)	422	1,582
Total underwriting profit	27,751	19,684	11,106
Insurance services segment income before income taxes	1,299	2,840	1,951
Net investment income	23,026	14,983	5,070
Net realized investment gains	12	122	13
Corporate expenses	(2,183)	(960)	(289)
Interest expense	(6,870)	(4,853)	(3,128)
Equity income in unconsolidated affiliate	914	—	—
Gain from issuance of common stock by unconsolidated affiliate	7,883	—	—
Warrant received from unconsolidated affiliate	4,605	—	—
Income before income taxes	$56,437	$31,816	$14,723

Consolidated Results of Operations 2006 Compared to 2005

During 2006 a number of significant events affected the consolidated results of operations. We executed commutation and novation agreements between us and PXRE in order to eliminate our exposure to uncollateralized reinsurance recoverables from PXRE. We recorded a net charge as a result of these agreements of $5.5 million. In addition, we realized gains on our investment in CastlePoint as result of CastlePoint’s sale of unissued CastlePoint shares in a private offering, which resulted in a $7.9 million gain. We also received a warrant to purchase additional CastlePoint shares which was valued at $4.6 million resulting in additional income in that amount, in exchange for sponsorship services, which included management, organizational and industry expertise. Lastly, we entered into three multi-year quota share reinsurance agreements and a service and expense agreement with CastlePoint. Since we did not place quota share reinsurance in the first quarter of 2006, pending the formation of CastlePoint Reinsurance, we ceded $40.9 million of unearned premiums to CastlePoint Reinsurance as of April 1, 2006. In addition we completed our acquisition of MIIX Insurance Company of New York which we renamed Tower Indemnity Company of America. In October 2006, the Company entered into an agreement to sell all of the issued and outstanding capital stock of TICA to Castle Point for a cash purchase price of $350,000 plus an amount equal to the value of the statutory surplus of TICA at closing. Following the closing of the TICA transaction which occurred on December 4, 2006 CastlePoint renamed TICA “CastlePoint Insurance Company.”  In December 2006, we issued 40,000 shares of perpetual preferred stock for $40.0 million less $0.4 million of issuance costs. On January 26, 2007 the perpetual preferred stock was redeemed in full.

Total revenues.   Total revenues increased by 36.2% to $299.3 million for 2006 compared to $219.8 million in 2005. The increase is primarily due to the increase in net premiums earned, total commission and fee income and net investment income. Net premiums earned represented 74.8% of total revenues in both 2006 and 2005. Net investment income, excluding realized capital losses, represented 7.7% and 6.8% of total revenues, 2006 and 2005, respectively. In addition, total commission and fee income increased to $52.2 million, or 17.5% of total revenue for 2006 compared to $40.2 million, or 18.3% of total revenue, for 2005.

Premiums earned.   Net premiums earned increased by 36.2% to $224.0 million for 2006 compared to $164.4 million for the 2005. The increase in net premiums earned was due to the overall increase in gross premiums written through December 31, 2006 especially in our other liability, homeowners and commercial multi peril lines and the novation agreements with PXRE. The novation agreements added $11.4 million to gross and net premiums earned in 2006. Since we did not place quota share reinsurance in the first quarter of 2006, pending the formation of CastlePoint Reinsurance, we ceded $40.9 million of unearned premiums as of April 1, 2006 and $114.2 million of premiums on policies written in 2006. The second, third and fourth quarter cessions to CastlePoint reflected a 30%, 40% and 40% quota share ceding percentage for the brokerage business, respectively, resulting in a total quota share ceded premium earned to CastlePoint in 2006 of $75.5 million. The total quota share ceded premium earned in 2006, including premiums ceded to other reinsurers under the 2005 quota share agreements, was $115.1 million. This represents a 91.5% increase in comparison to $60.1 million in 2005 quota share ceding percentage was 25%. The traditional program business and specialty program business quota share ceding percentages ceded 50% and 85%, respectively, in 2006. In 2006, we ceded $2.2 million to CastlePoint for the traditional and specialty programs business.

Commission and fee income.   Total commission and fee income increased by 29.9% to $52.2 million in 2006 compared to $40.2 million in 2005. This was due to the increase in the ceding commission revenue earned as a result of the overall increase in ceded premiums earned as discussed above. In addition commission and fee income includes other administration revenue of $0.7 million from services provided to and reimbursed by CastlePoint. This increase was offset in part by a reduction in fee income in our insurance services segment as more policies previously produced in that segment were written in our insurance segment. Additionally, as a result of the commutation agreements with PXRE, we recorded a charge (reduction) of $3.2 million to ceding commissions representing the difference between the carried amount of commissions due from PXRE and the amount received at an estimated present value. For 2006 the change in estimated sliding scale commission rate for commissions earned in prior periods in both the insurance segment and the insurance services segment resulted in a net increase of $1.9 million of commission and fee income compared to a reduction of $1.2 million in 2005.

Net investment income and realized gains.   Net investment income increased by 53.7% to $23.0 million for 2006 compared to $15.0 million in 2005. This resulted from an increase in invested assets and cash and cash equivalents to $564.6 million as of December 31, 2006 compared to $395.9 million as of December 31, 2005. Net cash flow provided by operations, including $37.0 million of cash received from PXRE resulting from the commutation and novation transactions, contributed to the $168.7 million increase in invested assets and cash and cash equivalents for 2006. On a tax equivalent basis, the yield was 5.7% as of December 31, 2006 and 5.2% as of December 31, 2005.

Net realized capital gains were $12,000 in 2006 compared to net realized capital gains of $122,000 for the same period in 2005. There was no impact on net realized gains attributable to adjustments for other than temporary impairment of securities held during 2006 or in 2005.

Loss and loss adjustment expenses.   Gross loss and loss adjustment expenses and the gross loss ratio for the insurance and reinsurance segments combined for 2006 were $199.9 million and 55.0%, respectively, compared to $135.2 million and 56.8%, respectively, for the same period in 2005. The net loss ratio for the combined segments was 60.3% for the 2006 as compared to 58.8% in 2005. The net loss ratio for 2006 reflected a $1.6 million charge resulting from the commutation agreement with PXRE which was a present value discount on the reserves commuted. In addition to the commutation agreement with PXRE, we executed novation agreements with PXRE relating to other reinsurance agreements covering business written in 2001, 2002 and 2003. These agreements were written by other insurance companies with respect to business managed on their behalf by TRM. Under the novation agreements the Company assumed loss liabilities of $12.2 million and received consideration of $11.4 million. Since novation transactions are recorded by including the consideration received as premiums written and earned and the liabilities assumed as losses incurred, the gross and net loss ratios were also affected. The PXRE commutation and novation transactions added 1.7 and 3.2 percentage points to the gross and net loss ratios, respectively, in 2006

The decrease in the gross and net loss ratios, excluding the effect of the PXRE transactions, for 2006 compared to 2005 was primarily due to lower than expected loss emergence for the property lines for the 2005 and 2006 accident years. However the decrease in the net loss ratio, excluding the effect of PXRE, was offset, in part, by the increase in the catastrophe reinsurance premiums ceded. Also, during 2006, prior accident years’ net loss reserves developed favorably to the extent of $2.3 million. The $1.6 million charge related to the PXRE commutation affected prior accident years’ reserves. Accordingly the net favorable development on prior year’s reserves was $0.7 million. There was favorable development from prior years’ loss reserves on a net basis of approximately $0.4 million in 2005. See “Item 7.—Insurance Service Segment Results of Operations” and “Item 7.—Reinsurance Segment Results if Operations” for further discussion.

Operating expenses.   Operating expenses increased by 32.1% to $114.2 million for 2006 from $86.5 million in 2005. The increase was due primarily to the increase in underwriting expenses resulting from the growth in premiums earned. Operating expenses for 2006 also includes organizational and start up costs of approximately $0.5 million related to our sponsorship of CastlePoint which was a wholly owned subsidiary during the first quarter of 2006.

Interest expense.   Our interest expense increased for 2006 to $6.9 million compared to $4.9 million in 2005. The increase resulted from $1.3 million of interest expense from the $20.6 million of subordinated debentures issued on March 31, 2006, $0.4 million resulting from an increase in interest rates on the floating rate portions of our subordinated debentures and $0.3 million as a result of crediting reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables.

Other Income.   In 2006 we recorded a gain of $7.9 million resulting from the sale of CastlePoint’s unissued shares and other income of $4.6 million from a warrant that we received from CastlePoint for our sponsorship and formation activities. We also recorded $0.9 million income representing our 8.6% equity in CastlePoint’s net income for the nine months ended December 31, 2006. See  “Note 3.—Investments in Unconsolidated Affiliate—CastlePoint” elsewhere in this report for further details regarding gains and losses recorded on these transactions.

Income tax expense.   Our income tax expense was $19.7 million for 2006 compared to $11.1 million in 2005. The increased income tax expense was due primarily to the increase in income before income taxes. The effective income tax rate was 34.9% for 2006 compared to 34.8% in 2005.

Net income and return on average common equity.   Our net income and return on average common equity was $36.8 million and 22.2%, respectively, in 2006 compared to $20.8 million and 15.1%, respectively, in 2005. For 2006, the return was calculated by dividing net income of $36.6 million excluding preferred stock dividends by an average common stockholders’ equity of $164.6 million. The net effects of the PXRE commutation and novation transactions, and the gains recorded on the CastlePoint investment and warrant, reduced by $0.5 million of start-up expenses for CastlePoint, added $4.1 million to our net income and 2.2 percentage points to our return on average common equity for 2006. For 2005, the return was calculated by dividing net income of $20.8 million by an average stockholders’ equity of $137.1 million.

Consolidated Results of Operations 2005 Compared to 2004

Total revenues.   Total revenues increased by 104.1% to $219.8 million for 2005 compared to $107.7 million in 2004. The increase is primarily due to the increase in net premiums earned and net investment income. Net premiums earned represented 74.8% of total revenues for 2005 compared to 42.3% for the same period in 2004. Net investment income, excluding realized capital gains, represented 6.8% and 4.7% of total revenues for 2005 and, 2004, respectively. These increases were partially offset by lower total commission and fee income for 2005 of $40.2 million, or 18.3% of total revenue, compared to $57.0 million, or 53.0% of total revenue, for the same period in 2004.

Premiums earned.   Net premiums earned increased by 260.9% to $164.4 million in 2005 compared to $45.6 million in 2004. The increase in net premiums earned was due to the overall increase in gross premiums written through December 31, 2005 and a reduced ceding percentage under our quota share reinsurance agreement from 60% to 25% beginning October 1, 2004 which was maintained throughout 2005. In addition, the net premiums earned in 2005 included all of the $13.1 million of unearned premiums as of December 31, 2004 that would have been ceded to Converium Reinsurance (North America) Inc. absent a novation of our reinsurance agreement in 2004. See “Item 7.—Insurance Segment Results of Operations” and “Item 7.—Reinsurance Segment Results of Operations” for further discussion of premiums.

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

Loss and loss adjustment expenses.   Gross loss and loss adjustment expenses and the gross loss ratio for the Insurance and reinsurance segments combined in 2005 were $135.2 million and 56.8%, respectively, compared to $84.2 million and 55.2%, respectively, in 2004. The net loss ratio for the combined segments was 58.8% for 2005 and 59.4% for the same period in 2004. The improvement in the net loss ratio in 2005 compared to the same period in 2004 was due primarily to the increase in net premiums earned that reduced the effect of catastrophe reinsurance premiums on the net loss ratio and to favorable development from prior years’ reserves of $392,000 in 2005 compared to $199,000 in the same period in 2004. See “Item 7—Insurance Segment Results of Operations” and “Reinsurance Segment Results of Operations” for further discussion.

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

Net income and return on average common equity.   Our net income and return on average common equity was $20.8 million and 15.1%, respectively, for 2005 compared to $9.0 million and 23.7%, respectively, in 2004. Although net income increased 129.9% in 2005 compared to 2004, the lower return on average equity resulted from the significant increase in average stockholders’ equity as our IPO and concurrent private placement were completed in the fourth quarter of 2004. For 2005, the return was calculated by dividing net income of $20.8 million by an average stockholders’ equity of $137.1 million. For 2004, the return was calculated by dividing net income of $9.0 million by an average stockholders’ equity of $38.1 million.

Insurance Segment Results of Operations

	For the year ended December 31,
	2006	2005	2004
	($ in thousands)
Revenues
Premiums earned
Gross premiums earned	$344,015	$236,174	$151,210
Less: Ceded premiums earned	(139,336)	(73,263)	(106,783)
Net premiums earned	204,679	162,911	44,427
Ceding commission revenue	43,130	25,218	39,983
Policy billing fees	1,129	868	671
Total	248,938	188,997	85,081
Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	182,911	134,788	84,840
Less: Ceded loss and loss adjustment expenses	(64,929)	(39,088)	(57,087)
Net loss and loss adjustment expenses	117,982	95,700	27,753
Underwriting expenses
Direct commissions expense	56,021	38,772	25,349
Other underwriting expenses	45,680	35,263	22,455
Total underwriting expenses	101,701	74,035	47,804
Underwriting Profit	$29,255	$19,262	$9,524
Key Measures
Premiums Written
Gross premiums written	$408,334	$298,643	$176,166
Less: Ceded premiums written	(187,509)	(88,200)	(79,571)
Net premiums written	$220,825	$210,443	$96,595
Loss Ratio
Gross	53.2%	57.1%	56.1%
Net	57.6%	58.7%	62.5%
Accident Year Loss Ratio
Gross	54.1%	57.3%	56.6%
Net	58.2%	59.0%	61.2%
Underwriting Expense Ratio
Gross	29.2%	31.0%	31.2%
Net	28.1%	29.4%	16.1%
Combined Ratio
Gross	82.4%	88.1%	87.3%
Net	85.7%	88.1%	78.6%

Insurance Segment Results of Operations 2006 Compared to 2005

Gross premiums.   Gross premiums written increased by 36.7% to $408.3 million for 2006 compared to $298.6 million in 2005. Gross premiums earned increased by 45.7% to $344.0 million for 2006 compared to $236.2 million for the same period in 2005. Gross premiums earned was also affected by the significant increase in gross premiums written in 2005 and the overall increase in gross premiums written through December 31, 2006 especially in our homeowners and commercial multi peril and other liability lines. The number of policies in force increased by 18.8% as of December 31, 2006 compared to December 31, 2005.

Additionally, during 2006, premium increases on renewed business averaged 9.3% in personal lines and 3.3% in commercial lines. The retention rate was 87% for personal lines and 80% for commercial lines during 2006. New business written during 2006 through former OneBeacon producers that we appointed in connection with the 2004 renewal rights transaction amounted to $21.5 million compared to $17.3 million in 2005.

Ceded premiums.   Ceded premiums written increased by 112.6% to $187.5 million for 2006 compared to $88.2 million for 2005. This increase was greater than the increase in gross premiums written for the following reasons. In April 2006, we entered into three multi-year quota share reinsurance agreements with CastlePoint Reinsurance. Since we did not place quota share reinsurance in the first quarter of 2006, we ceded to CastlePoint Reinsurance $40.9 million of unearned premiums as of April 1, 2006. In addition, we ceded $114.2 million of premiums written on policies that began on April 1, 2006 through the period ending December 31, 2006. Consistent with our business plans and targeted net premiums written levels, the second, third and fourth quarter cessions to CastlePoint Reinsurance reflected a 30%, 40%  and 40% quota share ceding percentage, respectively,  for the brokerage business resulting in a total quota share ceded premium earned to CastlePoint in 2006 of $75.5 million. The total quota share ceded premium earned in 2006 including premiums ceded to other reinsurers under the 2005 quota share agreements, was $115.1 million. This represents a  91.5% increase in comparison to $60.1 million in 2005 quota share ceding percentage was 25%. The traditional program business and specialty program business quota share ceding percentages were 50% and 85%, respectively, in 2006. In 2006, we ceded $2.2 million to CastlePoint for the traditional and specialty program business.

Ceded premiums earned increased 90.2% during 2006 as compared to 2005 as a result of the increase in gross premiums earned and the aforementioned changes in quota share ceding percentages, as well as an additional $19.2 million of ceded premiums earned included in the $40.9 million portfolio of unearned premiums that was ceded to CastlePoint Reinsurance as of April 1, 2006 which related to business written in 2005 that we had previously retained.

Net premiums.   Net premiums written increased by 4.9% to $220.8 million for, 2006 compared to $210.4 million for 2005 notwithstanding the 36.7% increase in gross premiums written. This was due to the increased ceded premiums written as described above.

Net premiums earned increased by 25.6% to $204.7 million in 2006 compared to $162.9 million in 2005 as a result of the 45.7% increase in gross premiums earned offset by the 90.2% increase in ceded premiums earned discussed above.

Ceding commission revenue.   Ceding commission revenue increased by 71.0% to $43.1 million for 2006 compared to $25.2 million for 2005 due to the 90.2% increase in ceded premiums earned offset, in part, by a lower quota share ceding commission rate of 34% as compared to a ceding commission rate of 41% in 2005. Also, as a result of the commutation agreements with PXRE, we recorded a charge of $3.2 million to ceding commission revenue in 2006. Ceding commission revenue increased by $1.1 million in 2006 as a result of an improvement in the ceded loss ratios on prior years’ quota share treaties compared to a decrease of $0.8 as a result of deterioration in the ceded loss ratios on prior years’ quota share treaties in 2005.

Loss and loss adjustment expenses and loss ratio.   Gross and net losses and loss adjustment expenses were $182.9 million and $118.0 million, respectively, for 2006 compared with $134.8 million and $95.7 million, respectively, for 2005. Our gross loss ratio was 53.2% for 2006 as compared with 57.1% for 2005. The net loss ratio was 57.6% for the 2006 and reflected the $1.6 million charge resulting from the commutation agreement with PXRE referred to previously. The effect of the commutation added 0.7% percentage point to the net loss ratio in 2006. The net loss ratio was 58.7% in the same period of 2005. The decrease in the gross and net loss ratios, excluding the impact of PXRE, for 2006 compared to 2005 was primarily due to lower than expected loss emergence for the property lines for the 2006 accident year compared to 2005. However the decrease in the net loss ratio, excluding the impact of PXRE, was offset, in part, by the significant increase in the amount of catastrophe reinsurance premiums ceded which reduced net earned premiums thereby increasing the net loss ratio. We ceded catastrophe reinsurance premiums equal to 5.0% of net premiums earned during 2006 as compared to 2.5% in 2005. During 2006, prior accident years’ loss reserves developed favorably to the extent of $2.3 million excluding the $1.6 million loss related to the commutation with PXRE, resulting in net favorable development of $1.0 million. There was favorable development from prior years’ loss reserves on a net basis of approximately $0.4 million in 2005.

Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing arrangement between TICNY and TRM. See “Item 7.—Insurance Service Segment Results of Operations” for the amounts of loss and loss adjustment expense reimbursements.

Underwriting expenses and underwriting expense ratio.   Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $101.7 million for 2006 as compared with $74.0 million for 2005. Our gross expense ratio was 29.2% for 2006 as compared with 31.0% for 2005.

The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 16.3% for 2006, compared to 16.4% for 2005.

The underwriting expense portion of the gross expense ratio was 13.0% for 2006 as compared to 14.6% for 2005. Although underwriting expenses increased due to the growth in premium volume, the gross ratio declined as gross premiums earned increased more rapidly than underwriting expenses.

The net underwriting expense ratio was 28.1% for 2006 as compared to 29.4% for 2005. The net expense ratio, which reflects ceding commission revenue, was affected by the reduction in ceding commissions of $3.2 million resulting from the commutations with PXRE which added 1.6 percentage points to the net expense ratio. The net expense ratio for 2006 also included the benefit of additional ceding commission revenue due to the additional ceded premiums to CastlePoint Reinsurance as of April 1, 2006.

Underwriting profit and combined ratio.   The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $29.3 million in 2006 and $19.3 million in 2005. The gross combined ratio was 82.4% for 2006 as compared with 88.1% for 2005. The decrease in the gross combined ratio in 2006 resulted primarily from a decrease in both the gross loss ratio and gross underwriting expense ratio. The net combined ratio was 85.7% for 2006 as compared to 88.1% in 2005. The decrease in the net combined ratio resulted from a decrease in both the net loss ratio and the net underwriting expense ratio as described above. The effects of the commutation reduced underwriting profits by $4.8 million and added 2.3 percentage points to the net combined ratio.

Insurance Segment Results of Operations 2005 Compared to 2004

Gross premiums.   Gross premiums written increased by 69.5% to $298.6 million for 2005 compared to $176.2 million in 2004. Gross premiums earned increased by 56.2% to $236.2 million for 2005 compared to $151.2 million in 2004. Factors contributing to these increases include a 29.2% increase in the number of policies in force as of December 31, 2005 compared to December 31, 2004 and premium increases on renewed business which averaged 7.6% in personal lines and 5.5% in commercial lines in 2005. The retention rate was 90% for personal lines and 84% for commercial lines. Additionally, premiums written on business subject to the OneBeacon renewal rights agreement, entered into in September 2004, amounted to $31.4 million during 2005 compared to $2.4 million in 2004. New business written during 2005 through former OneBeacon producers that we appointed in connection with the renewal rights transaction amounted to $17.3 million compared to $2.6 million in 2004. Also, due to the upgrade in TICNY’s rating from A.M. Best to “A-” (Excellent) from “B++” (Good), certain policies in the more rating sensitive large lines and middle market programs in our Insurance Services Segment were renewed in our Insurance Segment.

Ceded premiums.   Ceded premiums written increased by 10.8% to $88.2 million in 2005 compared to $79.6 million in 2004 as a result of the increases in gross premiums written offset by a reduction in the percentage ceded under the quota share agreements. For the first nine months of 2004, the ceding percentage under our quota share reinsurance agreements was 60% and beginning October 1, 2004 was 25%. The 2005 quota share reinsurance agreements maintained the 25% ceding percentage throughout 2005. The effective quota share ceding percentage was 41.6% in 2004 that also included a $13.1 million reduction to ceded written premiums from the retention of the unearned premium at December 31, 2004 that would have been ceded to Converium. Following the downgrade of Converium’s rating and decision by its parent to place that company into runoff in September 2004, we terminated and novated Converium’s participation under its 2004 quota share treaty and decided to retain the ceded unearned premiums that would have been ceded to Converium absent the termination. Excluding the $13.1 million that we retained, the effective quota share ceding percentage would have been 49.1% in 2004 compared to 25% in 2005. Notwithstanding the lower ceding percentage in 2005, ceded premiums written in 2005 decreased only 10.8% as a result of the increase in the gross written premium by 69.5%.

Net premiums.   Net premiums written increased by 117.9% to $210.4 million in 2005 compared to $96.6 million in 2004. Net premiums earned in 2005 increased by 266.7% to $162.9 million compared to $44.4 million in 2004. Net premiums earned in 2005 included the entire $13.1 million of retained unearned premiums as of December 31, 2004 that would have been ceded to Converium absent a novation of the reinsurance agreement in 2004. These percentage increases were greater than the percentage increase in gross premiums written and earned due to the decrease in the ceding percentage from 60% in the first nine months of 2004 to 25% beginning October 1, 2004 and continuing throughout 2005.

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

Loss and loss adjustment expenses and loss ratio.   Gross and net losses and loss adjustment expenses were $134.8 million and $95.7 million, respectively, for 2005 compared with $84.8 million and $27.8 million, respectively, in 2004. Our gross and net loss ratios were 57.1% and 58.7%, respectively for 2005 as compared with 56.1% and 62.5%, respectively, in 2004. The decrease in the net loss ratio in 2005 compared to 2004 resulted from the increase in net premiums earned which reduced the effect of catastrophe reinsurance premiums on the net loss ratio. We ceded catastrophe reinsurance premiums equal to 2.5% of net premiums earned during 2005 compared to 8.6% during the same period in 2004. There was favorable development from prior years’ loss reserves on both a gross and net basis of approximately $461,000 and $392,000, respectively, in 2005. There was $568,000 adverse development from prior years’ loss reserves on a net basis in 2004. Loss and loss adjustment expenses are net of reimbursements for loss adjustment expenses made by TRM pursuant to the expense sharing arrangement between TICNY and TRM. See “Item 7.—Insurance Services Segment Results of Operations” for the amounts of loss and loss adjustment expense reimbursements.

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

Reinsurance Segment Results of Operations

	For the year ended December 31,
	2006	2005	2004
	($ in thousands)
Revenues
Premiums earned
Gross premiums earned	$19,410	$1,659	$1,299
Less: Ceded premiums earned	(101)	(134)	(162)
Net premiums earned	19,309	1,525	1,137
Ceding commission revenue	—	—	—
Total	19,309	1,525	1,137
Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	16,952	410	(676)
Less: Ceded loss and loss adjustment expenses	191	504	(17)
Net loss and loss adjustment expenses	17,143	914	(693)
Underwriting expenses
Ceding commissions expense	2,612	16	44
Other underwriting expenses	1,058	173	204
Total underwriting expenses	3,670	189	248
Underwriting (Loss) Profit	$(1,504)	$422	$1,582
Key Measures
Premiums Written
Gross premiums written	$24,329	$1,464	$1,600
Less: Ceded premiums written	(84)	(125)	(120)
Net premiums written	$24,245	$1,339	$1,480
Loss Ratio
Gross	87.3%	24.7%	-52.0%
Net	88.8%	59.9%	-60.9%
Accident Year Loss Ratio
Gross	86.8%	55.2%	5.7%
Net	87.3%	60.0%	6.5%
Underwriting Expense Ratio
Gross	18.9%	11.4%	19.1%
Net	19.0%	12.4%	21.8%
Combined Ratio
Gross	106.2%	36.1%	-33.0%
Net	107.8%	72.3%	-39.1%

Reinsurance Segment Results of Operations 2006 Compared to 2005

Gross premiums.   Gross premiums written increased to $24.3 million for, 2006 as compared to $1.5 million for 2005. This increase was due to our having entered into novation agreements with PXRE in June 2006 which increased assumed premiums written by $11.4 million and our decision to assume substantially all of the premiums placed through the insurance services segment. Gross premiums earned increased to $19.4 million for 2006 from $1.7 million in 2005 due to the significant increase in gross premiums written and the novation agreements with PXRE. The increase in gross premium written and earned in 2006, excluding the novation from PXRE, resulted from business produced by TRM on behalf of

Virginia Surety and State National where TICNY and TNIC were not yet licensed. In 2005, the majority of this business was reinsured by other reinsurers.

Net premiums.   Net premiums written increased to $24.2 million for the twelve months ended December 31, 2006 as compared to $1.3 million in 2005. The increase in net premiums written was due to an increase in gross premiums as discussed above. Net premiums earned increased to $19.3 million for 2006 as compared to $1.5 million in 2005 as a result of the increase in gross premiums earned, which included the premiums arising from the novation agreements with PXRE.

Loss and loss adjustment expenses and loss ratio.   Gross loss and loss adjustment expenses were $17.0 million for 2006 as compared to $0.4 million for 2005. Net losses were $17.1 million for 2006 as compared to $0.9 million in 2005. Both gross and net losses for 2006 were increased by $12.2 million as a result of the novation agreements with PXRE. The gross and net loss ratios were 87.3% and 88.8%, respectively, in 2006 as compared to 24.7% and 59.9%, respectively, in 2005. There was unfavorable development from prior years’ loss reserves on a net basis of approximately $0.3 million in 2006, compared to favorable development from prior years’ loss reserves on a net basis of approximately, $0.5 million in 2005. The effect of the PXRE novation agreements added 27.9 percentage points and 26.1 percentage points to the gross and net loss ratio, respectively, for 2006.

Underwriting expenses and underwriting expense ratio.   Gross underwriting expenses increased for 2006 to $3.7 million as compared to $0.2 million in 2005. Our net underwriting expense ratio increased to 19.0% for 2006 from 12.4% in 2005. These increases resulted from approximately a 34% to 35% ceding commission paid to issuing carriers. In 2005, this segment assumed premiums on an excess of loss basis which did not result in a ceding commission payment. Additionally, the increase in gross premiums written resulted in an increase in the allocated share of other underwriting expenses to this segment. The gross and net underwriting expense ratios were 18.9% and 19.0%, respectively, for 2006 compared to 11.4% and 12.4%, respectively, in 2005. The PXRE novation added $11.4 million of additional gross and net premiums earned but did not include any commission expense and thus lowered the gross and net expense ratios. The effects of the PXRE novation reduced the gross and net underwriting expense ratios by 27.1 percentage points and 27.6 percentage points, respectively, for 2006.

Underwriting (loss) profit and combined ratio.   The underwriting loss from assumed reinsurance for 2006 was $1.5 million compared to underwriting profit of $0.4 million in 2005 and includes the charge of $0.8 million resulting from the novation agreements with PXRE. The net combined ratio was 107.8% for 2006 compared to 72.3% in 2005. The higher net combined ratio for 2006 was the result of the increased net loss ratio as explained above.

The gross combined ratio increased to 106.2% for 2006 compared to 36.1% in 2005 due to the increase in the gross loss ratio and the other underwriting expense ratio. The effects of the PXRE novation agreements added 0.7 percentage points to the gross combined ratio and reduced the net combined ratio by 1.5 percentage points for 2006.

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

Insurance Services Segment Results of Operations

	For the year ended December 31,
	2006	2005	2004
	($ in thousands)
Revenue
Direct commission revenue from managing general agency	$3,466	$9,148	$11,546
Claims administration revenue	3,193	4,268	4,105
Other administration revenue(1)	737	—	—
Reinsurance intermediary fees(2)	577	688	730
Policy billing fees	5	23	8
Total Revenues	7,978	14,127	16,389
Expenses
Direct commissions expense paid to producers	1,925	5,051	7,432
Other insurance services expenses(3)	1,578	1,981	2,987
Claims expense reimbursement to TICNY	3,176	4,255	4,019
Total Expenses	6,679	11,287	14,438
Insurance Services Pre-tax Income	$1,299	$2,840	$1,951
Premiums produced by TRM on behalf of issuing companies	$12,926	$35,177	$53,445

(1)          The other administration revenue includes amounts reimbursed by CastlePoint Reinsurance for services rendered pursuant to a service and expense sharing agreement.

(2)          The reinsurance intermediary fees include commissions earned for placement of reinsurance on behalf of TICNY and TNIC.

(3)          Consists of underwriting expenses reimbursed to TICNY pursuant to an expense sharing agreement and to CastlePoint Reinsurance pursuant to a service and expense sharing agreement.

Insurance Services Segment Results of Operations 2006 Compared to 2005

Total revenues.   Total revenues for the insurance services segment were $8.0 million for 2006 as compared with $14.1 million for 2005. The decrease in total revenues was due to direct commission revenue that decreased 62.1% to $3.5 million for 2006 compared to $9.1 million for 2005. Reinsurance intermediary fees decreased to $0.6 million in 2006 compared to $0.7 million in 2005 in which reinsurance intermediary fees were increased as a result of an adjustment to a prior year reinsurance contract. Claims administration revenue decreased by 25.2% to $3.2 million for 2006 as compared to $4.3 million in 2005 as a result of fewer hours associated with claims handled for issuing carriers. These amounts were partially offset by $0.7 million of other administration revenue reimbursements from CastlePoint for the nine months ended December 31, 2006. In 2006 we entered into a service and expense sharing agreement with CastlePoint to provide underwriting, claims, legal and other corporate services, such as human resources and information technology to CastlePoint.

For the twelve months of 2006, direct commission revenues decreased as compared to last year as a result of the 63.3% decrease in premiums produced by TRM to $12.9 million from $35.2 million as more policies previously produced in insurance services segment were renewed in the insurance segment. In addition there was an increase in commission revenue of $0.8 million in 2006 as a result of favorable loss development on the premiums produced in prior years, compared to a reduction of commission income of $0.4 million in 2005 resulting from unfavorable loss development on premiums produced in periods prior to 2005. As a result of the PXRE novation, TRM recognized $0.2 million of direct commission revenue.

Direct commission expense.   TRM’s direct commission expense rate was 14.9% for 2006 compared to 14.4% for 2005 as the majority of premiums in 2006 are on smaller policies that typically carry a higher commission rate as compared to 2005 when there was a larger proportion of policies with larger premiums and lower commission rates.

Other insurance services expenses.   The amount of reimbursement for underwriting expenses by TRM to TICNY in 2006 was $1.6 million as compared to $2.0 million in 2005, as a result of the decrease in premiums produced. The amount of reimbursement for underwriting expenses in 2006 includes the underlying expenses relating to the service and expense sharing agreement with CastlePoint, which have been billed and included in other administration revenue as described above.

Claims expense reimbursement.   The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY in 2006 was $3.2 million as compared to $4.3 million in 2005 due to a decrease in the number of claims handled.

Pre-tax income.   Pre-tax income in 2006 decreased by 54.3% to $1.3 million as compared to $2.8 million in 2005. The decrease was due to the decrease in premiums produced offset partially by a favorable adjustment in direct commission revenue of $0.8 million in 2006 as compared to an unfavorable adjustment in direct commission income of $0.4 million resulting from unfavorable loss development on premiums produced in periods prior to 2005.

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

Pre-tax income.   Despite a reduction in premiums produced, pre-tax income in 2005 increased by 45.6% to $2.8 million as compared to $2.0 million in 2004 primarily due to an increase in the direct commission revenue rate in 2005 compared to 2004.

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

The aggregate fair value of our invested assets as of December 31, 2006 was $ 464.0 million. Our fixed maturity securities as of this date had a fair value of $414.6 million and an amortized cost of $416.6 million. The equity securities carried at fair value were $49.5 million with a cost of $48.0 million as of December 31, 2006. Equity securities carried at cost were reclassified to equity securities at fair value as of September 30, 2006 in accordance with GAAP for insurance companies.

On November 3, 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of other than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP applies to reporting periods beginning after December 15, 2005.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of December 31, 2006, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments in accordance with the provisions of this FSP. We determined that we did not hold any investments were considered other than temporarily impaired.

The following table provides a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of December 31, 2006 and December 31, 2005.

	As of December 31,
	2006			2005
Category	Cost or Amortized Cost	Aggregate Fair Value	Unrealized Gains/ (Losses)	Cost or Amortized Cost	Aggregate Fair Value	Unrealized Gains/ (Losses)
	($ in thousands)
U.S. Treasury securities	$14,594	$14,459	$(135)	$7,224	$7,132	$(92)
U.S. Agency securities	30,699	30,674	(25)	31,937	31,623	(314)
Corporate fixed maturity securities	122,868	122,685	(183)	77,852	76,488	(1,364)
Mortgage-backed securities	130,373	129,257	(1,116)	98,786	96,922	(1,864)
Asset-backed securities	17,165	16,917	(248)	15,431	15,188	(243)
Other taxable fixed maturity securities	—	—	—	250	244	(6)
Municipal securities	100,943	100,575	(368)	99,643	99,084	(559)
Preferred stocks	5,627	5,672	45	113	115	2
Common stocks	42,344	43,781	1,437	31,126	29,872	(1,254)
Total	$464,613	$464,020	$(593)	$362,362	$356,668	$(5,694)

The following table presents information regarding our invested assets that were in an unrealized loss position at December 31, 2006 by amount of time in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
Category	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	($ in thousands)
U.S. Treasury securities	$4,095	$(10)	$5,801	$(151)	$9,896	$(161)
U.S. Agency securities	6,525	(21)	12,151	(118)	18,676	(139)
Corporate fixed maturity securities	25,550	(237)	42,748	(1,052)	68,298	(1,289)
Mortgage-backed securities	28,669	(213)	59,868	(1,566)	88,537	(1,779)
Asset-backed securities	995	(3)	14,180	(282)	15,175	(285)
Municipal securities	20,213	(94)	45,390	(613)	65,603	(707)
Equities	25,960	(275)	2,816	(463)	28,776	(738)
Total temporarily impaired securities	$112,007	$(853)	$182,954	$(4,245)	$294,961	$(5,098)

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

Under New York law, TICNY is limited in the amount of dividends it can pay to Tower. Under New York law, TICNY may pay dividends to Tower only out of statutory earned surplus. In addition, the New York Insurance Department must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding twelve months, exceeds the lesser of (1) 10% of TICNY’s policyholders’ surplus as shown on its latest statutory financial statement filed with the New York State Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months. TICNY declared approximately $4,600,000, $2,050,000, and $850,000 in dividends to Tower in 2006, 2005, and 2004, respectively. As of December 31, 2006, the maximum amount of distributions that TICNY could pay to its parent without approval of the New York State Insurance Department was $10.5 million.

TRM is not subject to any limitations on its dividends to Tower, other than the basic requirement that dividends may be declared or paid if the net assets of TRM remaining after such declaration or payment will at least equal the amount of TRM’s stated capital. TRM declared dividends of $700,000 in 2006, $2,550,000 in 2005 and none in 2004.

TNIC may not pay any dividend that, together with all dividends declared or distributed by TNIC during the preceding twelve months, excluding pro rata distributions of any class of the TNIC’s own securities, exceeds the greater of (1) 10% of TNIC’s policyholders’ surplus as of the end of the preceding calendar year or (2) TNIC’s net income for the next preceding calendar year, until thirty days after the Massachusetts Commissioner of Insurance has received notice of the intended dividend and not objected in such time. As of December 31, 2006, the maximum amount of distributions that TNIC could pay to its parent without approval of the Massachusetts Commissioner of Insurance was $89,000.

Pursuant to a Tax Allocation Agreement, by and among Tower, TICNY, TNIC, TICA and TRM, we compute and pay Federal income taxes on a consolidated basis. TICA will file a short year tax return in

2006. At the end of each consolidated return year, each entity must compute and pay to Tower its share of the Federal income tax liability primarily based on separate return calculations. The tax allocation agreement allows Tower to make certain Code elections in the consolidated Federal tax return. In the event such Code elections are made, any benefit or liability is accrued or paid by each entity. If a unitary or combined state income tax return is filed, each entity’s share of the liability is based on the methodology required or established by state income tax law or, if none, the percentage of each entity’s separate income or tax divided by the total separate income or tax reported on the return. During 2006, TICNY paid $14.7 million, TRM paid $0.1 million, and TNIC paid $0.1 million to Tower under this agreement.

Cash Flows from IPO and Private Placement

On October 20, 2004, we sold 13,000,000 shares in our IPO at $8.50 per share. On the same date, we also effected a concurrent private placement of 500,000 shares of our common stock to an affiliate of Friedman, Billings, Ramsey & Co., Inc., the lead underwriter for our IPO, at a price of $8.50 per share. On November 10, 2004 the underwriters exercised their 30-day over-allotment option after our IPO. Pursuant to this exercise, the underwriters purchased 629,007 additional shares of common stock from us and 1,320,993 shares of common stock from selling shareholders. We received net cash proceeds of $107.8 million from the offering and concurrent private placement after the underwriting discounts, commissions and offering expenses. The total costs of the IPO and private placement were $12.3 million of which $8.4 million was for the underwriting discount, and $3.8 million was for all other costs.

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

On October 26, 2004 we contributed $98.0 million in paid in capital to TICNY, which in turn invested this cash in its fixed-income portfolio.

On June 8, 2005 the Company contributed $10.0 million in capital and surplus to TNIC. In 2006, we contributed $49.6 million in capital and surplus to TICNY.

Cash Flows from Issuance of Subordinated Debentures and Perpetual Preferred Stock

In March 2006, we issued $20 million of subordinated debentures and in December 2006, we issued 40,000 shares of perpetual preferred stock for $39.6 million, net of issuance costs.

Surplus Levels

TICNY and TNIC are required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from total assets. The NAIC maintains risk based capital (“RBC”) requirements for property and casualty insurance companies. RBC is a formula that attempts to evaluate the adequacy of statutory capital and surplus in relation to investments and insurance risks. The formula is designed to allow the state insurance departments to identify potential weakly capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). Applying the RBC requirements as of December 31, 2006, TICNY’s and TNIC’s risk-based capital exceeded the minimum level that would trigger regulatory attention. In addition to monitoring RBC to ensure regulatory compliance, we monitor various financial ratios, including gross and net premiums written to surplus ratios. There were capital contributions to TICNY of $49.6 in 2006 and none in 2005. In June 2005, we contributed $10.0 million in cash to TNIC and an additional $1.3 million for the state insurance licenses we acquired as part of the 2005 purchase of a shell insurance company that was renamed TNIC.

The statutory surplus that we are required to maintain varies depending on the type and amount of revenue that is derived. The statutory surplus requirements are based upon various capital adequacy tests and ratios established by rating agencies and insurance regulators. Statutory surplus requirements are greater for net premiums earned and retained than for premiums that we cede or transfer to reinsurers. Non-risk bearing revenues that are generated primarily from TRM do not require us to maintain any surplus, except capital necessary to meet TRM’s operating expenses. For these reasons, throughout our history before the October 2004 IPO, we attempted to reduce our statutory surplus requirement by limiting our net retention of premiums while emphasizing ceding commissions and non-risk bearing revenues from TRM.

Cash Flows

The primary sources of cash flow in TICNY and TNIC are gross premiums written, ceding commissions from our quota share reinsurers, loss payments by our reinsurers, investment income and proceeds from the sale or maturity of investments. Funds are used by TICNY and TNIC for ceded premium payments to reinsurers, which are paid on a net basis after subtracting losses paid on reinsured claims and reinsurance commissions. TICNY and TNIC also use funds for loss payments and loss adjustment expenses on our net business, commissions to producers, salaries and other underwriting expenses as well as to purchase investments and to pay dividends to Tower. TRM’s primary sources of cash are commission and fee income. TRM’s primary uses of cash are commissions to producers and expenses reimbursed to TICNY under an expense sharing agreement.

Our reconciliation of net income to cash provided from operations is generally influenced by the collection of premiums in advance of paid losses, the timing of reinsurance and issuing company settlements and the timing of our loss payments.

Comparison of Years Ended December 31, 2006 and 2005

For 2006 net cash provided by operating activities was $134.0 million compared to $128.5 million for 2005. The increase in net cash provided by operations for 2006 resulted primarily from an increase in collected premiums as a result of the growth in gross premiums written and the PXRE commutation and novation agreements executed during the second quarter of 2006, offset by the increase in payments to our reinsurers which resulted from an increase in the quota share premiums ceded to CastlePoint and from the increase in catastrophe costs in 2006.

For 2006 we had $131.8 million of net cash flows used in investing activities that were funded from operating cash flow compared to $143.3 million in 2005. During 2006, the Company capitalized $22.9 million for the purchase of fixed assets and entered into a sale leaseback on $5.2 million of these assets. The Company relocated its New York City corporate headquarters within the same building during 2006. The Company capitalized $10.4 million for leasehold improvements, $6.1 million for furniture & equipment and $6.4 million for computer hardware and software in 2006. The landlord provided a $4.8 million build-out allowance which partly financed the $10.4 million of leasehold improvements. In addition, we had net purchases in our fixed-maturity securities for $83.4 million and net purchases in our equity investments for $16.6 million in 2006. In addition, during 2006 we invested $14.4 million to start up CastlePoint.

Net cash flows provided by financing activities for the twelve months ended December 31, 2006 were $59.7 million compared to $1.6 million used in financing activities in 2005. The 2006 amount included the net proceeds from the issuance of $20.0 million in subordinated debentures on March 31, 2006 and the issuance of perpetual preferred stock in December 2006, net of issuance costs, for $39.6 million. The Company paid common stockholder dividends of $2.0 million in each of 2006 and 2005.

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

Net cash used by investing activities was $143.3 million for the year ended December 31, 2005 compared to $177.0 in 2004 due principally to investments in securities with cash provided by operations.

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

Liquidity

We maintain sufficient liquidity to pay claims, operating expenses and meet our other obligations. We held $100.6 million and $38.8 million of cash and cash equivalents at December 31, 2006 and 2005, respectively, which included $20.0 and $26.1 million, respectively, which were of short-term duration of less than ninety days and were recorded as cash equivalents on the balance sheet. We monitor our expected claims payment needs and maintain a sufficient portion of our invested assets in cash and cash equivalents to enable us to fund our claims payments without having to sell longer-duration investments. As of December 31, 2006, cash and cash equivalents greatly exceeded the estimated $45.2 million of net loss reserves as of that date that we expected to pay within the next year. The $61.8 million increase in cash and cash equivalents as of December 31, 2006 compared to December 31, 2005 was due to the relatively flat yield curve and management’s decision to invest new funds short term and not taking on additional interest rate risk associated with longer term investments as well as the $39.6 million of new cash from the perpetual preferred stock offering. These funds will be reinvested longer term by our investment manager as we see advantages in the fixed maturity market. As necessary, we adjust our holdings of short-term investments and cash and cash equivalents to provide sufficient liquidity to respond to changes in the anticipated pattern of claims payments. See “Item 1.—Investments.”

On January 26, 2007 we closed on our sale of 2,704,000 shares of common stock at an offering price of $31.25 per share. Our gross proceeds of $84.5 million were reduced by $4.2 million for the underwriters discount and $1.0 million for other offering expenses which left us approximately $79.3 million of new proceeds. We used $20.0 million of these net proceeds to redeem our remaining $20.0 million of perpetual preferred stock. As of January 26, 2007 all of our perpetual preferred stock was fully redeemed.

On February 5, 2007 the underwriters exercised their 340,600 shares of common stock available under their 30-day over-allotment option at the offering price of $31.25 per shares. We received gross proceeds of $10.6 million from this over-allotment option and net proceeds of $10.1 million after the underwriting discount. The exercise of the over-allotment option brings our aggregate net proceeds from the offering and follow-on offering, after underwriting discounts, commissions and expenses, to approximately $89.4 million.

Commitments

The following table summarizes information about contractual obligations and commercial commitments. The minimum payments under these agreements as of December 31, 2006 were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	($ in thousands)
Subordinated debentures	$88,664	$—	$—	$—	$88,664
Interest on subordinated debentures	208,310	7,363	14,726	14,726	171,495
Operating lease obligations	59,851	5,118	10,371	10,403	33,959
Gross loss reserves	302,541	70,989	117,048	70,008	44,496
Total contractual obligations	$659,366	$83,470	$142,145	$95,137	$338,614

The gross loss reserves payments due by period in the table above are based upon the loss and loss expense reserves estimates as of December 31, 2006 and actuarial estimates of expected payout patterns by line of business. As a result, our calculation of loss reserve payments due by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. The projected gross loss payments presented do not include the estimated ceded reserves recoverable from reinsurers that amounted to $110.0 million which are estimated to be recovered as follows: less than one year, $25.8 million; one to three years, $42.6 million; four to five years, $25.5 million; and after five years, $16.2 million. The interest on the subordinated debentures is calculated using interest rates in effect at December 31, 2006 for variable rate debentures.

For a discussion of our reserving process, see “Item 7.—Critical Accounting Policies—Loss and Loss Adjustment Expense Reserves.” Actual payments of losses and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss reserves vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Item 1A. - Risk Factors-Risks Related to Our Business-If our actual loss and loss adjustment expenses exceed our loss reserves, our financial condition and results of operations could be significantly affected,” for a discussion of the uncertainties associated with estimating loss and loss adjustment expense reserves. The ceded reserves recoverable referred to above also assumes timely reimbursement from our reinsurers. If our reinsurers do not meet their contractual obligations on a timely basis, the payment assumptions presented above could vary materially.

Capital Resources

On March 31, 2006, we participated in a private placement of $20.0 million of fixed /floating rate capital securities (the “Trust Preferred Securities”) issued by Tower Group Statutory Trust V (the “Trust”), an affiliated Delaware trust formed on March 29, 2006. The Trust Preferred Securities mature in April 2036, are redeemable at our option at par beginning April 7, 2011, and require quarterly distributions of interest by the Trust to the holder of the Trust Preferred Securities. Interest distributions are initially at a fixed rate of 8.5625% for the first five years and will then reset quarterly for changes in the three-month London Interbank Offered Rate (“LIBOR”) plus 330 basis points. The Trust simultaneously issued 619 of the Trust’s common securities to us for a purchase price of $0.6 million, which constitutes all of the issued and outstanding common securities to purchase for $20.6 million a junior subordinated debt security due 2036 issued by the Company.

We do not consolidate interest in its statutory business trusts for which we hold 100% of the common trust securities because we are not the primary beneficiary of the trusts. The Company’s investment in common trust securities of the statutory business trust are reported in investments as equity securities. We report as a liability the outstanding subordinated debentures owed to the statutory business trusts.

On January 25, 2007, we participated in a private placement of $20.0 million of fixed/floating rate capital securities (the “Trust Preferred Securities”) issued by Tower Group Statutory Trust VI (the “Trust”), an affiliated Delaware trust formed on January 11, 2007. The Trust Preferred Securities mature in April 2036, are redeemable at our option at par beginning April 7, 2011, and require quarterly distributions of interest by the Trust to the holder of the Trust Preferred Securities. Interest distributions are initially at a fixed rate of 8.155% for the first five years and will then reset quarterly for changes in the three-month London Interbank Offered Rate (“LIBOR”) plus 300 basis points. The Trust simultaneously issued 619 of the Trust’s common securities to us for a purchase price of $0.6 million, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the Trust Preferred Securities and common securities to purchase for $20.6 million a Junior Subordinated Debt Security due 2037 issued by the Company.

In 2003, we formed two statutory business trusts and we own all of the common trust securities of each trust. The trusts issued $20.0 million of trust preferred securities in private placements and invested the proceeds thereof and the proceeds from the sale of common trust securities in exchange for $20.6 million of junior subordinated debentures issued by our holding company. In December 2004, we formed two additional statutory business trusts and we own all of the common securities of each of those trusts. The trusts issued $26 million of trust preferred securities in a private placement and invested the proceeds thereof and the proceeds from the sale of common trust securities in exchange for $26.8 million of junior subordinated debentures issued by our holding company. All of the debentures have stated maturities of thirty years. We have the option to call any or all of the securities at par beginning five years from the date of issuance. The interest rate on $10.3 million of the subordinated debentures issued in May 2003 will float quarterly for changes in the three month LIBOR plus 4.1% and may not exceed 12.5% prior to the first call date of May 15, 2008. The interest rate on $10.3 million of subordinated debentures issued in September 2003 is a combination fixed and floating rate with a fixed rate of 7.5% during the no call period of five years after which the interest rate will float quarterly for changes in the three month LIBOR interest rate plus 4%. The interest rate on $13.4 million of subordinated debentures issued on December 17, 2004 is fixed at 7.4% for the first five years after which the interest rate will float quarterly for changes in the three month LIBOR interest rate plus 3.4%. The interest rate on $13.4 million of subordinated debentures issued on December 21, 2004 will float based on the three month LIBOR interest rate plus 3.4%.

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

Off Balance Sheet Arrangements

We have posted an irrevocable letter of credit for $2.0 million for the benefit of OneBeacon Insurance Group LLC (“OneBeacon”) representing the estimated commissions due to OneBeacon for the first year of the Commercial Renewal Rights Agreement dated September 13, 2004. We paid the second fiscal year commission in February 2007 and we are in the process of reducing the letter of credit to $1.0 million.

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

We also bear credit risk on our reinsurance recoverables and premiums ceded to reinsurers. As of December 31, 2006, we had unsecured reinsurance recoverables of $17.6 million owed by Munich

Reinsurance America Inc., $8.2 million owed by Platinum Underwriters Reinsurance Inc., $5.1 owed by Hannover Rueckversicherung AG, $3.6 million owed by Endurance Reinsurance Corp. of America and other reinsurers owing $6.2 million. If any of these reinsurers fails to pay its obligations to us, or substantially delays making payments on the reinsurance recoverables, our financial condition and results of operations could be materially impaired. To mitigate the credit risk associated with reinsurance recoverables, we secure certain of our reinsurance recoverables by withholding ceded premium and requiring funds to be placed in trust as well as monitoring our reinsurers’ financial condition and rating agency ratings and outlook. See “Item 1.—Reinsurance.”

On February 16, 2006, A.M. Best downgraded to “B++” (Good) its former “A-” (Excellent) financial strength rating on PXRE and issued a negative outlook. On February 24, 2006 A.M. Best downgraded PXRE to “B+ (Good) with a negative outlook. In 2006, we concluded a commutation with PXRE. See “Item 1.—Reinsurance” and Note 5—“Reinsurance.”

We also bear credit risk for premiums produced by TRM and a limited portion, generally a deposit amount, of the direct premiums written by TICNY. Producers collect such premiums and remit them to us within prescribed periods. After receiving a deposit, the TICNY premiums are directly billed to insureds. In New York State and other jurisdictions, premiums paid to producers by an insured may be considered to have been paid under applicable insurance laws and regulations and the insured will no longer be liable to us for those amounts, whether or not we have actually received the premium payment from the producer. Consequently, we assume a degree of credit risk associated with producers. Due to the unsettled and fact specific nature of the law, we are unable to quantify our exposure to this risk.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed maturity securities as of December 31, 2006 was $414.6 million.

For fixed maturity securities, short-term liquidity needs and the potential liquidity needs for the business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates.

As of December 31, 2006, we had a total of $23.7 million of outstanding floating rate debt all of which is outstanding subordinated debentures underlying our trust securities issued by our wholly owned statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase.

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

For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2006.

The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of December 31, 2006:

Change in Interest Rate	Estimated Increase (Decrease) in Fair Value ($ in thousands)	Estimated Percentage Increase (Decrease) in Fair Value
300 basis point rise	(53,056)	(12.8%)
200 basis rise	(35,886)	(8.7%)
100 basis rise	(18,078)	(4.4%)
As of December 31, 2006	0	0.0%
50 basis point decline	8,851	2.1%
100 basis point decline	17,378	4.2%

The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $18.1 million or 4.4% based on a 100 basis point increase in interest rates as of December 31, 2006. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities investments which constituted approximately 89% of our total invested assets excluding cash and cash equivalents as of December 31, 2006.

Interest expense would also be affected by a hypothetical change in interest rates. As of December 31, 2006 we had $23.7 million of floating rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by $237,000, a 200 basis point increase would increase interest expense by $474,000 and a 300 basis point increase would increase interest expense by $711,000.

With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“FAS 91”), issued by the Financial Accounting Standards Board (“FASB”), which requires amortization adjustments for mortgage backed securities. The rates at which the mortgages underlying mortgage backed securities are prepaid, and therefore the average life of mortgage backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage backed securities holdings had been purchased at significant discounts or premiums to par value. As of December 31, 2006, the par value of our mortgage backed securities holdings was $134.7 million and the book value of our mortgage backed securities holdings was $130.4 million. This equates to an average price of 96.8% of par. Since few of our mortgage backed securities were purchased at more than three points (below 97% and above 103%) from par, a FAS 91 adjustment would not have a significant effect on investment income.

Furthermore, significant hypothetical changes in interest rates in either direction would not have a significant effect on principal redemptions, and therefore investment income, because of the prepayment protected mortgage securities in the portfolio. The mortgage backed securities portion of the portfolio totaled 23.9% as of December 31, 2006. Of this total, only 1.0% was in agency pass through securities, which have the highest amount of prepayment risk from declining rates. The remainder of our mortgage backed securities portfolio is invested in agency planned amortization class collateralized mortgage obligations, non-agency residential non-accelerating securities, and commercial mortgage backed securities.

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

vh

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Tower Group, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2006, of the Company’s internal control over financial reporting, based on the framework established in Internal Control-Integrated Framework Issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Johnson Lambert & Co. LLP an independent registered accounting firm, as stated in their report included herein, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

March 5, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Tower Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Tower Group, Inc and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive net income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 5, 2007 expressed an unqualified opinion thereon.

/s/ JOHNSON LAMBERT & CO. LLP

Falls Church, Virginia
March 5, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Tower Group, Inc.

We have audited the accompanying consolidated balance sheets of Tower Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related statements of income and comprehensive net income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Company’s financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2007 expressed an unqualified opinion thereon.

/s/ JOHNSON LAMBERT & CO. LLP
Falls Church, Virginia
March 5, 2007

TOWER GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	($ in thousands)
Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost $416,642 in 2006 and $331,123 in 2005)	$414,567	$326,681
Equity securities, available-for-sale, at fair value (cost $47,971 in 2006 and $31,239 in 2005)	49,453	30,492
Total investments	464,020	357,173
Cash and cash equivalents	100,598	38,760
Investment income receivable	4,767	3,337
Agents’ balances receivable	65,578	46,004
Assumed premiums receivable	77	1,076
Ceding commission receivable	3,237	8,727
Reinsurance recoverable	118,003	104,811
Receivable—claims paid by agency	5,186	2,309
Prepaid reinsurance premiums	94,063	43,319
Deferred acquisition costs net of deferred ceding commission revenue	35,811	29,192
State income tax recoverable	—	365
Deferred income taxes	—	3,204
Intangible assets	5,423	5,835
Fixed assets, net of accumulated depreciation	20,563	7,920
Investment in unconsolidated affiliate	27,944	—
Investment in statutory business trusts, equity method	2,045	1,426
Other assets	6,767	3,999
Total Assets	$954,082	$657,457

(Continued)

See accompanying notes to the consolidated financial statements.

TOWER GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2006	2005
	($ in thousands, except par value and share amounts)
Liabilities
Loss and loss adjustment expenses	$302,541	$198,724
Unearned premium	227,017	157,779
Reinsurance balances payable	38,560	19,200
Payable to issuing carriers	662	5,252
Funds held as agent	8,181	8,191
Funds held under reinsurance agreements	51,527	59,042
Accounts payable and accrued expenses	18,267	13,694
Deferred rent liability	6,295	—
Payable for securities	2,922	—
Other liabilities	3,515	2,867
Federal and state income taxes payable	1,163	460
Deferred income taxes	1,255	—
Dividends payable	212	—
Subordinated debentures	68,045	47,426
Total Liabilities	730,162	512,635
Stockholders’ Equity
Series A perpetual preferred stock ($0.01 par value per share; 2,000,000 shares authorized; 40,000 shares issued and outstanding in 2006; liquidation preference of $1,000 per share, net of $0.4 million of issuance costs	39,600	—
Common stock ($0.01 par value per share; 40,000,000 shares authorized, 20,005,758 and 19,872,672 shares issued in 2006 and 2005 and 19,980,306 and 19,854,791 outstanding in 2006 and 2005)	200	199
Paid-in-capital	113,168	111,066
Accumulated other comprehensive net loss	(437)	(3,352)
Retained earnings	71,596	37,019
Treasury stock (25,452 shares in 2006 and 17,881 in 2005)	(207)	(110)
Total Stockholders’ Equity	223,920	144,822
Total Liabilities and Stockholders’ Equity	$954,082	$657,457

See accompanying notes to the consolidated financial statements.

TOWER GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE NET INCOME

	Year Ended December 31,
	2006	2005	2004
	($ in thousands, except per share and share amounts)
Revenues
Net premiums earned	$223,988	$164,436	$45,564
Ceding commission revenue	43,130	25,218	39,983
Insurance services revenue	7,973	14,103	16,381
Net investment income	23,026	14,983	5,070
Net realized gains on investments	12	122	13
Policy billing fees	1,134	892	679
Total revenues	299,263	219,754	107,690
Expenses
Loss and loss adjustment expenses	135,125	96,614	27,060
Direct commission expense	60,558	43,839	32,825
Other operating expenses	53,675	42,632	29,954
Interest expense	6,870	4,853	3,128
Total expenses	256,228	187,938	92,967
Other Income
Equity income in unconsolidated affiliate	914	—	—
Gain from issuance of common stock by unconsolidated affiliate	7,883	—	—
Warrant received from unconsolidated affiliate	4,605	—	—
Income before income taxes	56,437	31,816	14,723
Income tax expense	19,673	11,062	5,694
Net income	$36,764	$20,754	$9,029
Comprehensive Net Income
Net income	$36,764	$20,754	$9,029
Other comprehensive income:
Gross unrealized investment holding gains (losses) arising during period	4,443	(6,664)	44
Equity in net unrealized gains in investment in unconsolidated affiliate’s investment portfolio	143	—	—
Less: reclassification adjustment for net realized gains included in net income	(12)	(122)	(13)
	4,574	(6,786)	31
Income tax (expense) benefit related to items of other comprehensive income	(1,659)	2,382	(27)
Total other comprehensive net income (losses)	2,915	(4,404)	4
Comprehensive Net Income	$39,679	$16,350	$9,033
Earnings Per Share
Basic earnings per common share	$1.85	$1.06	$1.23
Diluted earnings per common share	$1.82	$1.03	$1.06
Weighted Average Common Shares Outstanding:
Basic	19,750,309	19,571,081	7,335,286
Diluted	20,147,318	20,147,073	8,565,815
Dividends declared and paid per common share:
Common stock	$0.10	$0.10	$0.0250
Class A stock	N/A	N/A	$0.1137
Class B stock	N/A	N/A	$0.1142

See accompanying notes to the consolidated financial statements.

TOWER GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Other Comprehensive Net Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	($ in thousands)
Balance at December 31, 2003	$—	$—	$21	$24	$2,285	$1,048	$10,197	$(514)	$13,061
Capital restructuring	—	45	(21)	(24)	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(1,002)	—	(1,002)
IPO and private placement, net proceeds	—	141	—	—	107,704	—	—	—	107,845
Stock based compensation	—	3	—	—	487	—	—	20	510
Warrant exercise	—	9	—	—	(9)	—	—	—	—
Net income	—	—	—	—	—	—	9,029	—	9,029
Net unrealized appreciation on securities available for sale, net of income tax	—	—	—	—	—	4	—	—	4
Balance at December 31, 2004	—	198	—	—	110,467	1,052	18,224	(494)	129,447
Dividends declared	—	—	—	—	—	—	(1,959)	—	(1,959)
Stock based compensation	—	1	—	—	925	—	—	(32)	894
Warrant exercise	—	—	—	—	(326)	—	—	416	90
Net income	—	—	—	—	—	—	20,754	—	20,754
Net unrealized appreciation on securities available for sale, net of income tax	—	—	—	—	—	(4,404)	—	—	(4,404)
Balance at December 31, 2005	—	199	—	—	111,066	(3,352)	37,019	(110)	144,822
Dividends declared	—	—	—	—	—	—	(1,975)	—	(1,975)
Dividends declared on preferred stock	—	—	—	—	—	—	(212)	—	(212)
Stock based compensation	—	1	—	—	2,102	—	—	(97)	2,006
Issuance of preferred stock, net of issuance costs of $0.4 million	39,600	—	—	—	—	—	—	—	39,600
Net income	—	—	—	—	—	—	36,764	—	36,764
Net unrealized appreciation on securities available for sale, net of income tax	—	—	—	—	—	2,915	—	—	2,915
Balance at December 31, 2006	$39,600	$200	$—	$—	$113,168	$(437)	$71,596	$(207)	$223,920

See accompanying notes to the consolidated financial statements.

TOWER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Cash flows from operating activities:
Net income	$36,764	$20,754	$9,029
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain on issuance of common shares by unconsolidated affiliate	(7,883)	—	—
Gain on sale of furniture	(58)	—	—
Warrant received from unconsolidated affiliate	(4,605)	—	—
Gain on sale of investments	(12)	(122)	(13)
Depreciation	4,800	2,870	1,984
Amortization of intangible assets	412	446	22
Amortization of bond premium or discount	564	948	365
Amortization of debt issuance costs	52	39	178
Amortization of restricted stock	860	618	310
Deferred income taxes	2,801	(2,409)	3,595
(Increase) decrease in assets:
Investment income receivable	(1,430)	(1,362)	(1,423)
Agents’ balances receivable	(19,574)	(12,531)	(11,521)
Assumed premiums receivable	999	121	(200)
Receivable for cancelled reinsurance	—	—	15,748
Ceding commissions receivable	5,490	(398)	(346)
Reinsurance recoverable	(13,192)	(4,325)	(16,223)
Receivable—claims paid by agency	(2,877)	—	—
Prepaid reinsurance premiums	(50,744)	(14,928)	27,254
Deferred acquisition costs, net	(6,619)	(10,452)	(18,168)
Federal and state income taxes recoverable	1,068	2,070	(2,102)
Intangible assets	—	(1,302)	(5,000)
Equity income in unconsolidated affiliate	(914)	—	—
Excess tax benefits from share-based payment arrangements	(891)	—	—
Other assets	(2,820)	(600)	(2,029)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	103,817	70,002	29,247
Unearned premium	69,238	62,274	25,257
Reinsurance balances payable	19,360	16,465	(18,053)
Payable to issuing carriers	(4,590)	(13,400)	5,926
Accounts payable and accrued expenses	4,573	1,425	5,266
Other liabilities	648	—	—
Deferred rent	6,295	—	—
Federal and state income taxes payable	—	—	(892)
Funds held under reinsurance agreements	(7,525)	12,296	29,198
Deferred compensation liability	—	—	(1,294)
Net cash flows provided by operations	134,007	128,499	76,115
Cash flows from investing activities:
Purchase of fixed assets	(22,818)	(5,370)	(3,364)
Disposal of fixed assets	5,433
Investment in unconsolidated affiliate	(14,400)	—	—
Purchases of investments:
Fixed-maturity securities	(154,917)	(147,149)	(197,129)
Equity securities	(17,804)	(31,126)	—
Sale of investments:
Fixed-maturity securities	71,672	38,325	23,474
Equity securities	1,003	1,972	50
Net cash flows used in investing activities	(131,831)	(143,348)	(176,969)

(Continued)

See accompanying notes to the consolidated financial statements.

TOWER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Cash flows from financing activities:
Repayment of redeemable preferred stock	—	—	(3,000)
Proceeds from issuance of subordinated debentures	20,619	—	26,806
Purchase of common trust securities—statutory business trusts	(619)	—	(806)
Repayment of long-term debt- CIT	—		(5,588)
Decrease (increase) in notes receivables from related parties			1,421
Stock repurchase	(97)	—	—
Exercise of stock options	1,243
Excess tax benefits from share-based payment arrangements	891	277	200
Exercise of warrants	—	90	—
Issuance of perpetual preferred stock, net of issuance costs	39,600	—	—
IPO and private placement, net proceeds	107,845
Dividends paid	(1,975)	(1,959)	(1,162)
Net cash flows provided/(used in) by financing activities	59,662	(1,592)	125,716
Increase (decrease) in cash and cash equivalents	61,838	(16,441)	24,862
Cash and cash equivalents, beginning of period	38,760	55,201	30,339
Cash and cash equivalents, end of year	$100,598	$38,760	$55,201
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$15,344	$11,479	$5,114
Cashpaid for interest	$6,432	$3,445	$2,261

See accompanying notes to the consolidated financial statements.

TOWER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Background

The consolidated financial statements include the accounts of Tower Group, Inc. (“Tower”) and its wholly-owned subsidiaries, Tower Insurance Company of New York (“TICNY”), Tower National Insurance Company (“TNIC”), Tower Indemnity Company of America (“TICA”) and Tower Risk Management Corporation (“TRM”) (collectively “the Company”). The Company’s stock is traded on the NASDAQ National Market under the symbol “TWGP.”

On October 20, 2004, the Securities and Exchange Commission declared Tower Group, Inc.’s registration statement effective. The Company’s IPO was for 13,000,000 shares and was priced at $8.50 per share. Also on October 20, 2004 Tower Group, Inc. offered a concurrent private placement of 500,000 shares of its common stock to an affiliate of Friedman, Billings, Ramsey & Co., Inc. the lead underwriter for the Company’s IPO, at the price of $8.50 per share. On November 10, 2004 the underwriters exercised their 30-day over-allotment option. Pursuant to this exercise, the underwriters purchased 629,007 additional shares of common stock from the Company and 1,320,993 shares of common stock from the selling stockholders at the IPO price of $8.50 per share, less the underwriting discount. The Company did not receive any proceeds from the sale of common stock by any selling stockholder. The Company received net cash proceeds of $107,845,000 from the offering and concurrent private placement after the underwriting discounts, commissions and offering expenses. The total costs of the IPO and private placement were $12,252,000 of which $8,407,000 was for the underwriters’ discount, and $3,845,000 was for all other costs. Costs of the IPO have been reflected as a reduction in Paid-in-Capital.

On March 25, 2005, Tower Group, Inc. closed on its purchase of the outstanding common stock of a shell insurance Company, North American Lumber Insurance Company (“NALIC”), that was renamed Tower National Insurance Company. As of December 31, 2006, Tower National Insurance Company was authorized to write business in twenty-five states and is subject to comprehensive regulation and supervision, including limitations relating to reserves and statutory surplus, in Massachusetts, its state of domicile.

On June 28, 2006, the Company closed on its purchase of 100% of the outstanding common stock of a shell insurance company, MIIX Insurance Company of New York, which was renamed Tower Indemnity Company of America (“TICA”). The Company acquired TICA for the value of its statutory surplus at closing plus $225,000. In October 2006, the company entered into an agreement to sell all of the issued and outstanding capital stock of TICA to CastlePoint for a cash purchase price of $350,000 plus an amount equal to the value of the statutory surplus of TICA at closing. The $125,000 difference in the price reflects the legal and brokerage fees paid by Tower in connection with its acquisition of the company. CastlePoint will rename TICA “CastlePoint Insurance Company.”  The Company has agreed to enter into various pooling agreements with CastlePoint Insurance Company, subject to its obtaining regulatory approval from the State Insurance Department of New York, which agreements will be effective January 1, 2007 pending the approval of the New York State Department of Insurance.

The Company has invested in an unconsolidated Bermuda holding company, CastlePoint Holdings, Ltd. (“CastlePoint”), which the Company organized and sponsored with an initial investment of $15.0 million on February 6, 2006. The Company consolidated the activities of CastlePoint as a wholly owned subsidiary during the first quarter of 2006 and recognized approximately $0.5 million of non-recurring start-up costs. On April 4, 2006, CastlePoint raised $249.9 million, net of expenses, in a private placement offering of 27,025,000 unissued shares at $10.00 per share, which reduced the Company’s investment ownership from 100% to 8.6%. The book value per share of the Company’s 2,555,000 shares of CastlePoint common stock increased from $5.87 per share to $8.96 per share as a result of this offering. The carrying value of the Company’s investment in CastlePoint increased from $15.0 million to $22.9 million. The Company has recorded this gain of $7.9 million in income before taxes in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 51—Accounting for Sales of Stock by a Subsidiary. The Company recorded a deferred income tax provision of $2.8 million on this transaction.

As previously announced, Michael H. Lee serves as chairman and chief executive officer of CastlePoint Holdings, Ltd. and Tower Group, Inc.

On April 6, 2006, the Company received a warrant from CastlePoint to purchase an additional 3.7% or 1,127,000 shares of common stock with a fair value of approximately $4.6 million using a Black-Scholes option pricing model. The warrant is exercisable in whole or in part at any time up to April 6, 2016, and the exercise price is $10 per share. Shares acquired through the exercise of the warrant may not be sold prior to April 9, 2009. The warrant was received in exchange for sponsorship services, which included management, operational and industry expertise to establish the CastlePoint organization and prepare for a private placement offering. Accordingly, the Company recognized $4.6 million in income before taxes in the year ending December 31, 2006 relating to non-recurring sponsorship services. The warrant has been recorded as an equity instrument at cost, which was determined to be the fair value of the warrant on the date it was received and will be subject to impairment testing. The Company recorded a deferred income tax provision of $1.6 million on this transaction.

The Company issued 40,000 perpetual series A preferred shares to a subsidiary of CastlePoint on December 4, 2006 with a $0.01 par value per share and a $1,000 liquidation preference per share. The carrying value of this stock is $40 million less issuing cost of $0.4 million or $39.6 million and pays a fixed 8.66% annual dividend which is not cumulative.

Description of Business

TICNY is a property and casualty insurance company incorporated in the State of New York in June 1989. TICNY obtained its license to operate in the State of New York in December 1990, at which time it commenced underwriting operations. TICNY provides coverage for many different market segments, including nonstandard risks that do not fit the underwriting criteria of standard carriers due to factors such as type of business, location and the relatively small amount of premium per policy. TICNY offers commercial multiple-peril, monoline general liability, commercial umbrella, monoline property, workers’ compensation and commercial automobile policies as well as personal lines products such as homeowners, dwelling and other liability policies. Generally, TICNY targets customers that have a reduced potential for loss severity and are not normally exposed to long-tailed, complex or contingent risks, such as products liability, asbestos or environmental claims. TICNY’s commercial lines products provide insurance coverages to businesses such as retail and wholesale stores, grocery stores, restaurants, artisan contractors and residential and commercial buildings. Personal lines products focus on modestly valued homes and dwellings. TICNY’s products are marketed through independent agents. As of December 31, 2006, TICNY was authorized to write business in thirty-six states and has direct premium written in New York, Pennsylvania, New Jersey, Illinois, Maryland, Massachusetts and Tennessee in 2006.

TNIC is a property and casualty insurance company incorporated in the Commonwealth of Massachusetts in December 1983. TNIC provides coverage for preferred risks and offers commercial multiple-peril, monoline general liability, commercial umbrella, monoline property, workers’ compensation and commercial automobile policies as well as personal lines products such as homeowners, dwelling and other liability policies. As of December 31, 2006 TNIC was authorized to write business in twenty-five states and has direct premium written in New Jersey, New York, Pennsylvania, Illinois and Massachusetts in 2006.

TRM is a non-risk-bearing insurance services company that produces, through its managing general agency, business on behalf of other insurance companies (which are referred to as TRM’s issuing companies) and primarily focuses on commercial risks with higher per policy premium, including risks that TICNY historically had not been able to target due to surplus, rating and geographical license constraints. However, since Tower’s IPO and private placement in 2004, TICNY has increased its surplus and its A.M. Best rating was upgraded to A- from B++. These changes resulted in TICNY writing more of the risks previously placed by TRM. TICNY also reinsures a portion of the premiums written by TRM’s issuing companies. In 2006, TRM continued to produce business on behalf of Virginia Surety Company Inc. from January 1, 2006 to August 31, 2006 and State National Insurance Company Inc. beginning on November 1, 2006 primarily to maintain business in states where TNIC and TICNY were not yet licensed. In 2006, TICNY directly reinsured 100% of the TRM business produced by Virginia Surety and State National. The Company uses these non-risk-bearing insurance services operations to generate commission income on premiums produced for other insurance companies. In 2006 and 2005, two companies accounted for 100% of the managing general agency commissions of TRM.

Certain activities of the Company are provided by TICNY, DBA the Law Office of Steven Fauth. These activities primarily consist of claims management activities of TICNY and claims management services provided by TRM to other issuing carriers. Mr. Fauth is an officer and director of the Company.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company transactions have been eliminated in consolidation. The Company has reclassified certain amounts in its 2005 consolidated balance sheet to conform to the 2006 presentation. None of these reclassifications had an effect on the Company’s consolidated net earnings, total shareholders’ equity or cash flows.

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

Policy Billing Fees

Policy billing fees are earned as they are collected. These fees include installment and other fees related to billing and collections.

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

In preparing financial statements, management estimates the amounts receivable from reinsurers to be uncollectible based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. The Company recorded no allowance for uncollectible reinsurance at December 31, 2006 and 2005 and did not expense any uncollectible reinsurance during 2006, 2005 and 2004. Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company’s reinsurers to meet their contractual obligations could have a detrimental impact on the consolidated financial statements and TICNY’s ability to meet its regulatory capital and surplus requirements.

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

Insurance Services Revenue

Direct commission revenue from the Company’s managing general underwriting services, which is the largest component of insurance services revenue, is generally recognized and earned as insurance policies are placed with TRM’s issuing companies. Fees from reinsurance intermediary services are earned when TICNY or TRM’s issuing companies cede premiums to reinsurers. Claims administration fees and other administration revenues are earned as services are performed.

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

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company regularly reviews its fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments  In evaluating potential impairment, management considers, among other criteria: the current fair value compared to amortized cost or cost, as appropriate; the length of time the security’s fair value has been below amortized cost or cost; management’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in value; specific credit issues related to the issuer; and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. During 2006, 2005 and 2004, the Company did not record any other-than-temporary impairments.

At December 31, 2006 and 2005, U.S. Treasury Notes with fair values of approximately $8,681,000 and $6,597,000, respectively, were on deposit with various states to comply with the insurance laws of the states in which the Company is licensed.

Agents’ Balances

Agents’ balances receivable are presented net of an allowance for doubtful accounts of $248,000, $170,000 and $123,000 at December 31, 2006, 2005 and 2004, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible agent’s balances of $139,000, $26,000 and $27,000 were written off in 2006, 2005, and 2004 respectively. One agent accounted for approximately 9%, 10% and 12%, respectively, of TICNY’s and TRM’s agents’ balances at December 31, 2006, 2005 and 2004. The same agent accounted for 11%, 11% and 14% of TICNY’s direct premiums written and TRM’s premiums produced in 2006, 2005 and 2004, respectively.

With respect to the business produced by TRM for other issuing carriers, agents collect premiums from the policyholders and forward them to TRM. In certain jurisdictions, when the insured pays premium for these policies to agents for payment to TRM, the premium might be considered to have been paid and the insured will no longer be liable to TRM for those amounts, whether or not TRM has actually received the premiums from the agent. Consequently, TRM assumes a degree of credit risk associated with agents and brokers. The Company recorded no losses in 2006, 2005 and 2004 for this activity.

Receivable—Claims Paid by Agency

Receivable—claims paid by agency represent claim payments due from issuing carriers to reimburse claims paid by TRM on their behalf in conjunction with claims administration services. The receivables are partially secured by funds held totaling $8,181,000 and $8,191,000 as of December 31, 2006 and 2005, respectively. As of December 31, 2005 and 2004, no reserve for uncollectible recoverables was recorded. During 2006, 2005 and 2004, no amounts relating to these receivables were written-off.

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

Intangible Assets

The Company has recorded acquired identifiable intangible assets. In accounting for such assets, the Company follows “Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The cost of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their relative fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Indefinite lived intangible assets are not amortized. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable and are subject to annual impairment testing as well. An impairment loss is recognized if the carrying value of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment losses were recognized in 2006, 2005 and 2004.

Fixed Assets

Furniture, equipment, leasehold improvements and software are reported at cost less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. The Company estimates the useful life for computer equipment and software is three years, furniture and other equipment is seven years and leasehold improvements is the term of the lease.

Statutory Business Trusts

The Company does not consolidate interest in its statutory business trusts for which the Company holds 100% of the common trust securities because Tower is not the primary beneficiary of the trusts in accordance with FIN 46 (R). See “Note 8. Debt.”  The Company’s investment in common trust securities of the statutory business trust are reported in investments at equity. The Company reports as a liability the outstanding subordinated debentures owed to the statutory business trusts.

Income Taxes

Pursuant to a Tax Allocation Agreement, Tower, TICNY, TNIC, TRM and TICA compute and pay Federal income taxes on a consolidated basis. TICA will file a short-period tax return for 2006. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Treasury Stock

The Company accounts for the treasury stock at the repurchase price as a reduction to stockholders’ equity as it does not intend to retire the treasury stock held at December 31, 2006.

Equity Compensation Plans

The Company adopted the provision of SFAS 123-R effective January 1, 2006 and has elected the modified prospective application method. All unvested stock options outstanding as of January 1, 2006 are being expensed over the requisite service period that has not been rendered and is based upon the original grant date fair value of the award as calculated for recognition of the pro forma disclosure under SFAS 123-R.

The Company accounts for restricted stock shares awarded at fair value at the date awarded and compensation expense is recorded over the requisite service period that has not been rendered. An award is subject to graded vesting if it vests periodically. The Company recognizes compensation expense on a graded vesting award for the entire award on a straight-line basis over the requisite service period for the entire award.

Segment Reporting

The Company manages its operations through three reportable segments: insurance (commercial and personal lines underwriting), reinsurance, and insurance services (managing general agency, claims administration and reinsurance intermediary operations). See “Note 18. Segment Information.”

Earnings Per Share

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” the Company measures earnings per share at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing income (loss) allocable to common stockholders by the weighted average number of common shares outstanding during the year excluding issued but unvested restricted stock shares. Diluted earnings per share is calculated by dividing income (loss) allocable to common stockholders by the weighted average number of common shares outstanding during the year, as adjusted for the potentially dilutive effects of stock options, warrants, unvested restricted stock and/or preferred stock, unless common equivalent shares are antidilutive.

Recent Accounting Development

In June, 2006 FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company reviewed whether it is more likely than not that its tax positions will be sustained upon examination and concluded that it has no uncertain tax positions as of December 31, 2006.

In September, 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.”  This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data such as the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued beginning November 15, 2007. SFAS 157 is not expected to have a material impact on our results of operations or financial position.

In September, 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans.”  The Company has no defined benefit pension plan or other post retirement plans and therefore, SFAS 158 will have no effect on the Company’s results of operations or financial position.

Note 2—Investments

The amortized cost and fair value of investments in fixed-maturity securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006:
U.S. Government bonds	$45,294	$139	$(300)	$45,133
Municipal bonds	100,943	339	(707)	100,575
Corporate and other bonds	140,032	1,144	(1,574)	139,602
Mortgage-backed securities	130,373	663	(1,779)	129,257
Total	$416,642	$2,285	$(4,360)	$414,567
December 31, 2005:
U.S. Government bonds	$39,161	$34	$(440)	$38,755
Municipal bonds	99,893	320	(885)	99,328
Corporate and other bonds	93,283	293	(1,900)	91,676
Mortgage-backed securities	98,786	273	(2,137)	96,922
Total	$331,123	$920	$(5,362)	$326,681

A summary of the amortized cost and fair value of the Company’s investments in fixed-maturity securities at December 31, 2006 by contractual maturity is shown below (in 000’s):

	Amortized Cost	Fair Value
Years to Maturity:
One or less	$12,577	$12,525
After one through five	122,815	121,698
After five through ten	124,681	125,058
After ten	26,196	26,029
Mortgage-backed securities	130,373	129,257
Total	$416,642	$414,567

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

The cost and estimated fair value of investments in equity securities are as follows (in 000’s):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006
Preferred stocks	$5,627	$45	$—	$5,672
Common stocks	42,344	2,175	(738)	43,781
Total	$47,971	$2,220	$(738)	$49,453
December 31, 2005:
Preferred stocks	$113	$2	$—	$115
Common stocks	31,126	568	(1,822)	29,872
Total	$31,239	$570	$(1,822)	$29,987

Major categories of the Company’s net investment income are summarized as follows (in 000’s):

	2006	2005	2004
Income:
Fixed-maturity securities	$18,568	$12,406	$4,868
Equity securities	3,104	2,290	48
Cash and cash equivalents	1,892	718	294
Interest on notes receivable from related parties	—	—	46
Dividends on common trust securities	157	104	52
Total	23,721	15,518	5,308
Expenses:
Investment expenses	695	535	238
Net investment income	$23,026	$14,983	$5,070

Proceeds from the sale and maturity of fixed-maturity securities were $71,672,000, $38,325,000 and $23,474,000 in 2006, 2005 and 2004, respectively. Proceeds from the sale of equity securities were $1,003,000, $1,972,000, and $50,000 and in 2006, 2005 and 2004, respectively. The Company’s gross realized gains and losses on investments are summarized as follows (in 000’s):

	2006	2005	2004
Income:
Fixed maturity securities
Gross realized gains	$368	$67	$137
Gross realized losses	(452)	(203)	(124)
	(84)	(136)	13
Equity securities:
Gross realized gains	96	258	—
Gross realized losses	—	—	—
	96	258	—
Net realized gains	$12	$122	$13

The following table presents information regarding the Company’s invested assets that were in an unrealized loss position at December 31, 2006 by amount of time in a continuous unrealized loss position (in 000’s).

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Gov’t bonds	$10,620	$(31)	$17,952	$(269)	$28,572	$(300)
Municipal bonds	20,213	(94)	45,390	(613)	65,603	(707)
Corp. and other bonds	26,545	(240)	56,928	(1,334)	83,473	(1,574)
Mortgage-backed securities	28,669	(213)	59,868	(1,566)	88,537	(1,779)
Total fixed maturities	86,047	(578)	180,138	(3,782)	266,185	(4,360)
Equities	25,960	(275)	2,816	(463)	28,776	(738)
Total	$112,007	$(853)	$182,954	$(4,245)	$294,961	$(5,098)

As of December 31, 2006, 199 securities accounted for the gross unrealized losses, all of which are not deemed to be other-than-temporarily impaired. Significant factors influencing management’s determination that unrealized losses were temporary included the mild severity of the unrealized losses in relation to each securities cost, the nature of the investments and management’s intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery in value.

The unrealized loss position for Equity securities were primarily due to the Company’s investment in four Real Estate Investment trusts (“REITs”) as of December 31, 2006. Three of the REITs were publicly traded and all four consist of real estate related mortgage backed securities. The severity of the impairment for three out of the four REIT investments in relation to their carrying amounts is between 1.03% and 9.7%. The severity of the impairment for one of the equity investments in relation to its carrying amount was 27.8% as of December 31, 2006 and it has been in an unrealized loss position for more than one year. Publicly traded mortgage REIT stock prices as a sector did not perform well in 2005. The dividends paid on these funds were reduced significantly, which caused their stock prices to decline. These dividend reductions resulted from the flattening of the yield curve that reduced the yield these funds earn from leveraging the portfolios. The quarterly dividend for the one investment which was impaired 27.8% has increased for four consecutive quarters and the stock price has rebounded from $10.94 per share at December 31, 2005 to $13.91 per share at December 31, 2006. The Company’s cost basis of this investment is $19.28 per share. The Company considered the financial condition and positive outlook for this investment, as well as its ability and intent to hold the investment for a long enough period to recover the unrealized loss which was $350,000 as of December 31, 2006. The Company has the ability and the intent to hold these equity investments until a recovery of fair value and therefore, the Company does not consider these investments to be other-than-temporarily impaired.

The unrealized losses on the Company’s investments in fixed maturity securities were caused by interest rate changes. The Company evaluated 191 investments, which were in an unrealized loss position as of December 31, 2006, of which 129 have been in an unrealized loss position for more than 12 months. Of these 191 securities the severity of the impairment in relation to the carrying amount of the individual investment for 186 of these investments was between 0.01% and 4.8%. Four of the remaining five investments were impaired between 5.6% and 8.9% of their carrying value and one investment was impaired by 11.5%. The unrealized loss on these five investments was $252,000 and accounted for 4.9% of the unrealized loss as of December 31, 2006. These investments are extremely sensitive to interest rate changes as they do not mature until at least 15 years from December 31, 2006. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be maturity. The Company does not consider these investments to be other-than-temporarily impaired.

Note 3—Investment in Unconsolidated Affiliate—CastlePoint

At December 31, 2006, the Company’s maximum exposure to a loss from its investment in CastlePoint was approximately $27.9 million, which consists of its equity ownership interest of approximately $23.3 million (after deducting dividends received in the third quarter of 2006) and the fair value of the warrant the Company received from CastlePoint of $4.6 million.

The carrying value of the Company’s equity investment in CastlePoint as of December 31, 2006 is as follows in millions:

Initial investment in CastlePoint	$15.0
Consolidated net loss for the three months ended March 31, 2006	(0.5)
Equity in net income of CastlePoint for the nine months ended December 31, 2006	0.9
Gain from issuance of common stock by CastlePoint	7.9
Equity in net unrealized gains of the CastlePoint investment portfolio	0.1
Dividends received from CastlePoint.	(0.1)
Value of warrant received	4.6
Carrying value of equity investment in CastlePoint	$27.9

A general dividend and a special dividend of $0.025 per share each were declared and paid by CastlePoint in September 2006. The Company recorded its $128,000 of CastlePoint dividends as a reduction to its investment in CastlePoint.

TICNY and TNIC entered into a service and expense sharing agreement with CastlePoint, pursuant to which they will provide services, such as claims adjustment, policy administration, technology solutions, underwriting, and risk management services, to the U.S. domiciled insurance subsidiaries of CastlePoint, as well as to companies appointed as managing general underwriters by the CastlePoint companies. The Company charged CastlePoint $0.7 million in 2006 for these services.

Note 4—Property and Casualty Insurance Activity

Premiums written, ceded and earned are as follows (in 000’s):

	Direct	Assumed	Ceded	Net
2006
Premiums written	$408,352	$24,311	$(187,593)	$245,070
Change in unearned premiums	(64,362)	(4,876)	48,156	(21,082)
Premiums earned	$343,990	$19,435	$(139,437)	$223,988
2005
Premiums written	$298,595	$1,512	$(88,325)	$211,782
Change in unearned premiums	(62,426)	152	14,928	(47,346)
Premiums earned	$236,169	$1,664	$(73,397)	$164,436
2004
Premiums written	$176,166	$1,600	$(79,691)	$98,075
Change in unearned premiums	(24,956)	(301)	(27,254)	(52,511)
Premiums earned	$151,210	$1,299	$(106,945)	$45,564

The components of the liability for loss and loss adjustment expenses and related reinsurance recoverables are as follows (in 000’s):

	Gross Liability	Reinsurance Recoverables
December 31, 2006
Case-basis reserves	$151,169	$52,563
IBNR reserves	151,372	57,479
Recoverable on paid losses	—	7,961
Total	$302,541	$118,003
December 31, 2005:
Case-basis reserves	$100,190	$55,968
IBNR reserves	98,534	41,010
Recoverable on paid losses	—	7,833
Total	$198,724	$104,811

Activity in the liability for loss and loss adjustment expenses is summarized as follows (in 000’s):

	2006	2005	2004
Balance at January 1,	$198,724	$128,722	$99,475
Less reinsurance recoverables	(96,978)	(91,773)	(75,114)
	101,746	36,949	24,361
Incurred related to:
Current year	135,863	97,006	27,259
Prior years	(2,340)	(392)	(199)
PXRE commutation	1,602	—	—
Total incurred	135,125	96,614	27,060
Paid related to:
Current year	30,605	20,891	6,991
Prior years	13,767	10,926	7,481
Total paid	44,372	31,817	14,472
Net balance at December 31,	192,499	101,746	36,949
Add reinsurance recoverables	110,042	96,978	91,773
Balance at December 31,	$302,541	$198,724	$128,722

Incurred losses and loss adjustment expenses are net of reinsurance recoveries under reinsurance contracts of $64,738,000, $38,584,000, and $57,104,000 in 2006, 2005 and 2004, respectively.

Incurred loss and loss adjustment expenses attributable to insured events of prior years excluding the PXRE commutation loss of $1,602,000, decreased by $2,341,000, $392,000 and $199,000 in 2006, 2005 and 2004, respectively. Prior year development is based upon numerous estimates by line of business and accident year. During calendar year 2006, fire, homeowners, commercial multi peril liability, workers’ compensation, and auto liability had favorable prior year development that was partially offset by unfavorable development in other lines. During calendar year 2005 commercial multi peril liability, workers’ compensation, and auto liability had favorable prior year development that was partially offset by unfavorable development in other lines. During 2004 the reinsurance operations had favorable prior year development that offset any unfavorable development in the insurance operations. No additional premiums or return premiums have been accrued as a result of these prior year effects. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and IBNR reserves, giving consideration to Company and industry trends. See “Note 6—Reinsurace—Commutation and Novation with PXRE Reinsurance Company.”

Loss and loss adjustment expense reserves.   The reserving process for loss adjustment expense reserves provides for the Company’s best estimate at a particular point in time of the ultimate unpaid cost of all losses and loss adjustment expenses incurred, including settlement and administration of losses, and is based on facts and circumstances then known and including losses that have been incurred but not yet been reported. The process includes using actuarial methodologies to assist in establishing these estimates, judgments relative to estimates of future claims severity and frequency, the length of time before losses will develop to their ultimate level and the possible changes in the law and other external factors that are often beyond the Company’s control. The methods used to select the estimated loss reserves include the loss ratio projection, incurred loss projection, and the Bornhuetter-Ferguson (B-F) method. The process produces carried reserves set by management based upon the actuaries’ best estimate and is the result of numerous best estimates made by line of business, accident year, and loss and loss adjustment expense. The amount of loss and loss adjustment expense reserves for reported claims is based primarily upon a case-by-case evaluation of coverage, liability, injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and loss adjustment expense reserves for unreported claims are determined using historical information by line of insurance as adjusted to current conditions. Since the Company’s process produces loss reserves set by management based upon the actuaries’ best estimate, there is no explicit or implicit provision for uncertainty in the carried loss reserves.

Due to the inherent uncertainty associated with the reserving process, the ultimate liability may differ, perhaps substantially, from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Specifically, on at least a quarterly basis, the Company reviews by line of business existing reserves, new claims, changes to existing case reserves and paid losses with respect to the current and prior years.

The Company segregates its data for estimating loss reserves. Property lines include Fire, Homeowners, CMP Property, Multi-Family Dwellings and Auto Physical Damage. Casualty lines include CMP Liability, Other Liability, Workers’ compensation and Auto Liability. The actuarial methods used by segment have been consistent since the 2003 year-end review. During the year-end review the accident years are split into most recent, first prior and all other accident years. For the 2003 year-end review the most recent accident year is 2003, the first prior is 2002, and all other accident years are 2001 and prior. Similarly for the 2006 review the most recent accident year is 2006, the first prior is 2005, and all other accident years are 2004 and prior. The table below shows the method used by segment and accident year to select the estimated year-ending loss reserves:

Accident Year
Segment	Most Recent	1st Prior	All Other
Fire	Loss Ratio	Loss Development	Loss Development
Homeowners	Loss Ratio	Loss Development	Loss Development
Multi-Family	Loss Ratio	Loss Development	Loss Development
Commercial multiple-peril property	Loss Ratio	Loss Development	Loss Development
Commercial multiple-peril liability	Loss Ratio	B-F	Loss Development
Workers’ Compensation	Loss Ratio	B-F	Loss Development
Other Liability	Loss Ratio	B-F	Loss Development
Auto Liability	Loss Ratio	B-F	Loss Development
Auto Physical Damage	Loss Ratio	Loss Development	Loss Development

Two key assumptions that materially impact the estimate of loss reserves are the loss ratio estimate for the current accident year and the loss development factor selections for all accident years. The loss ratio estimate for the current accident year is selected after reviewing historical accident year loss ratios adjusted for rate changes, trend, and mix of business.

The Company’s data has sufficient credibility to base development factors on our own data. The loss development factors are reviewed annually. There have only been minor changes in selected loss development factors since 2003. The chart below shows the number of years by segment when the Company expects 50%, 90% and 99% of losses to be reported for a given accident year:

Number of years
Segment	50%	90%	99%
Fire	<1 year	<1 year	2 years
Homeowners	<1 year	<2 years	3 years
Multi-Family	<2 years	<2 years	5 years
Commercial multiple-peril property	<1 year	1 year	2 years
Commercial multiple-peril liability	<2 years	5 years	9 years
Workers’ Compensation	<1 year	2 years	5 years
Other Liability	3 years	4 years	9 years
Auto Liability	<1 year	3 years	4 years
Auto Physical Damage	<1 year	<1 year	1 year

The Company has made only minor changes to the key assumptions used during the last three annual reserve estimates. In 2004 and 2005 the Company had favorable development in its net losses from prior accident years of $0.2 million and $0.4 million respectively. In 2006 the Company had favorable development in its net losses from prior accident years of $0.7 million. Excluding the PXRE commutation for 2006 the Company had favorable development of $2.3 million.

The paid development, incurred development, the Bornhuetter Ferguson (B-F) method, and loss ratio projections are the predominate methodologies the Companies actuaries utilize to project losses and corresponding reserves. Based upon these methods the Company’s actuaries determine a best estimate of the loss reserves. All of these methods are standard actuarial approaches and have been utilized consistently since 2003. The selected development factors within the paid and incurred development methods are derived from the Company’s data while the loss ratio method is used for the most recent accident year when there is high volatility in the development patterns. The B-F method combines the loss ratio method and the loss development method to determine loss reserves by adding an expected development (loss ratio times premium times percent unreported) to the case reserves.

The incurred method relies on historical development factors derived from changes in the Company’s incurred estimates of claims paid and case reserves over time. The paid method relies on the Company’s claim payment patterns and ultimate claim costs. The incurred method is sensitive to changes in case reserving practices over time thus if case reserving practices change over time the incurred method may produce significant variation in estimates of ultimate losses. The paid method relies on actual claim payments and therefore is not sensitive to changes in case reserve estimates.

The Company is not aware of any claims trends that have emerged or that would cause future adverse development that have not already been considered in existing case reserves and in its current loss development factors.

Also, in New York State, lawsuits for negligence, subject to certain limitations, must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to IBNR for accident years 2003 and prior is limited although there remains the possibility of adverse development on reported claims. Due to the reserve strengthening in 2002 and close monitoring and analysis of reserves, the Company believes its loss reserves are adequate. This is reflected by the loss development as of December 31, 2006 showing developed redundancies since 2003. However, there are no assurances that future loss development and trends will be consistent with its past loss development history, and so adverse loss reserves development remains a risk factor to the Company’s business.

Note 5—Deferred Acquisition Costs and Deferred Ceding Commission Revenue

Acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty business as follows (in 000’s):

	2006	2005	2004
Net deferred acquisition costs net of ceding commission revenue, January 1,	$29,192	$18,740	$573
Costs incurred and deferred during years:
Commissions and brokerage	71,364	49,458	29,732
Other underwriting and acquisition costs	50,188	36,978	24,482
Ceding commission revenue	(56,586)	(30,337)	(10,379)
Net acquisition costs net of ceding commission revenue deferred during year	64,966	56,099	43,835
Amortization	(58,347)	(45,647)	(25,668)
Net deferred acquisition costs net of ceding commission revenue, December 31,	$35,811	$29,192	$18,740

Note 6—Reinsurance

The Company has automatic treaty capacity of $10,000,000 for property risks, $1,000,000/$2,000,000 for liability coverages, $10,000,000 for workers’ compensation, $5,000,000 for umbrella liability and $35,000,000 for equipment breakdown. The Company may offer higher limits through its use of facultative reinsurance. Through various quota share, excess of loss and catastrophe reinsurance agreements, as described further below, the Company limits its exposure to a maximum loss on any one risk of $600,000 for the period July 1, 2006 through December 31, 2006, $700,000 for the period April 1, 2006 to June 30, 2006, $1,000,000 during the period January 1, 2006 to March 31, 2006, $750,000 during the period January 1, through December 31, 2005,  $400,000 during the period January 1 through September 30, 2004, $750,000 during the period October 1, through December 31, 2004, $450,000 during the period January 1, through September 30, 2003 (after commutation—see discussion below) and $312,500 during the period October 1 through December 31, 2003.

In an effort to manage the cost of quota share reinsurance in the time of rising cost and limited availability, the Company implemented provisions for loss ratio caps to provide the reinsurers with some limit on the amount of potential loss being assumed, while maintaining the transfer of significant insurance risk with the possibility of a significant loss to the reinsurer, and thereby to reduce the cost of reinsurance. Loss ratio caps cut off the reinsurers’ liability for losses above a specified loss ratio. The loss ratio caps in the 2005, 2004 and 2003 quota share agreements were 95.0%, 95.0% and 92.0%, respectively, and there was no loss ratio cap for 2006.

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

Approximate reinsurance recoverables by reinsurer are as follows (in 000’s):

	Unpaid Losses	Paid Losses	Total
December 31, 2006:
CastlePoint Reinsurance Company, Ltd.	$31,660	$2,493	$34,153
Munich Reinsurance America Inc.	15,318	2,706	18,024
Tokio Millennium Re Ltd.	31,796	1,634	33,430
Hannover Reinsurance (Ireland) Ltd.	14,429	836	15,265
E+S Reinsurance (Ireland) Ltd.	3,603	209	3,812
Hannover Rueckversicherung AG	3,220	(5)	3,215
Platinum Underwriters Reinsurance Company	6,121	(5)	6,116
Endurance Reinsurance Corp of America	2,138	—	2,138
QBE Reinsurance Corp.	350	—	350
Axis Reinsurance Company	854	—	854
NGM Insurance Company	427	—	427
Others	126	93	219
Total	$110,042	$7,961	$118,003
December 31, 2005:
PXRE Reinsurance Company	$22,379	$2,383	$24,762
American Re-Insurance Company	15,900	2,084	17,984
Tokio Millennium Re Ltd.	35,091	2,014	37,105
Hannover Reinsurance (Ireland) Ltd.	14,838	1,010	15,848
E+S Reinsurance (Ireland) Ltd.	3,709	252	3,961
Hannover Rueckversicherung AG	1,573	—	1,573
Platinum Underwriters Reinsurance Company.	2,357	—	2,357
Others	1,131	90	1,221
Total	$96,978	$7,833	$104,811

The Company recorded prepaid reinsurance premiums as follows (in 000’s):

	December 31,
	2006	2005
Munich Reinsurance America Inc.	$—	$1,252
Tokio Millennium Re Ltd.	—	18,934
Hannover Reinsurance (Ireland Ltd.)	2,242	15,147
E+S Reinsurance (Ireland) Ltd.	—	3,787
Hannover Rueckversicherung AG	—	1,551
Platinum Underwriters Reinsurance Company	2,609	1,645
Axis Reinsurance Company	1,245	—
CastlePoint Reinsurance Company, Ltd.	81,000	—
Endurance Reinsurance Corp of America	2,325	—
General Reinsurance Corp.	830	—
Hartford Steamboiler Group	408	—
Lloyds of London	1,276	—
NGM Insurance Company	446	—
QBE Reinsurance Corp.	270	—
Others	1,412	1,003
Total	$94,063	$43,319

The following collateral is available to the Company for amounts recoverable from reinsurers (in 000’s) as of December 31, 2006 and 2005:

	Regulation 114 Trust	Letters of Credit	Funds Held	Total
December 31, 2006
CastlePoint Reinsurance Company Ltd.	$95,308	$—	$—	$95,308
Tokio Millennium Re Ltd.	5,644	—	30,540	36,184
Hannover Reinsurance (Ireland) Ltd.	—	3,050	16,789	19,839
E+S Reinsurance (Ireland) Ltd.	—	763	4,197	4,960
Others	—	796	—	796
Total	$100,952	$4,609	$51,526	$157,087
December 31, 2005
Tokio Millennium Re Ltd.	$10,868	$—	$36,384	$47,252
Hannover Reinsurance (Ireland) Ltd.	—	7,430	18,126	25,556
E+S Reinsurance (Ireland) Ltd.	—	1,857	4,532	6,389
Others	—	574	—	574
Total	$10,868	$9,861	$59,042	$79,771

To reduce TICNY’s credit exposure to reinsurance, quota share reinsurance agreements effective October 1, 2003, January 1, 2004 and January 1, 2005 were placed on a “funds withheld” basis. Under these agreements TICNY placed the collected ceded premiums written, net of commissions and the reinsurers margin, in segregated trusts for the benefit of TICNY and the reinsurers. TICNY may withdraw funds for loss and loss adjustment expense payments and commission adjustments. Segregated assets in trust accounts amounted to $54,425,000 and $60,047,000 at December 31, 2006 and 2005 and are included in invested assets. The Company is obliged under the reinsurance agreements to credit reinsurers with an annual effective yield on the monthly balance in the funds held under reinsurance agreements liability accounts of 3% in 2006 3% in 2005 and 2.5% in 2004. The amounts credited for 2006, 2005 and 2004 were $1,599,000 and $1,339,000, and $1,069,000 respectively, and have been recorded as interest expense. The quota share agreement effective January 1, 2006 is collateralized in a New York Regulation 114 compliant trust account

Commutation and Novation with PXRE Reinsurance Company

On June 29, 2006, to eliminate its exposure to uncollateralized reinsurance recoverables from PXRE Reinsurance Company (“PXRE”) which had requested the withdrawal of its financial strength and issuer rating from A.M. Best, the Company concluded, through commutation agreements PXRE’s participation under various reinsurance agreements with TICNY covering the 2001, 2002 and a portion of the 2003 policy periods. Ceded loss and loss adjustment expense recoverables of $20.5 million, ceded paid losses of $2.4 million and ceding commissions receivable of $8.7 million, totaling $31.6 million of unsecured recoverables were settled with a payment from PXRE of $26.7 million, which represents an estimate of the present value of these recoverables. These transactions resulted in a $4.8 million pre-tax charge, of which $1.6 million was recognized in loss and loss adjustment expenses and $3.2 million was recognized as a reduction to ceding commission income in the second quarter of 2006. In addition, on the same date, novation agreements were executed with PXRE relating to other reinsurance agreements covering business written in 2001, 2002 and 2003 by other insurance companies and managed on their behalf by TRM, the Company’s risk management subsidiary. As a result of the novation, TICNY assumed loss reserves of $12.2 million for which it received as consideration $11.4 million in cash and other assets and TRM recorded a reduction in commission liabilities for $0.2 million, the total of which resulted in a $0.6 million pre-tax charge. As a result of the commutation and novation agreements, which were effective as of

June 29, 2006, PXRE is discharged from future obligations under the reinsurance agreements. There are no other agreements outstanding with PXRE.

Reinsurance Agreement with CastlePoint

The Company’s insurance subsidiaries entered into three multi-year quota share reinsurance agreements with CastlePoint Reinsurance that will cede to CastlePoint Reinsurance between 25% and 45%, subject to a periodic adjustment by the Company, of premiums and losses on their brokerage insurance business that the Company has historically written through its retail and wholesale agents. During 2006, the Company ceded $40.9 million of unearned premiums as of April 1, 2006, which consisted of $19.2 million and $21.7 million of unearned premiums retained by the Company on policies written in 2006 and 2005, respectively. The Company ceded and $114.2 million on premiums written during the nine months ended December 31, 2006. In addition, CastlePoint Reinsurance participates as a reinsurer on the Company’s catastrophe reinsurance program, effective July 1, 2006, and excess of loss reinsurance program effective, May 1, 2006. The Company ceded excess of loss reinsurance and catastrophe premiums to CastlePoint Reinsurance of $2.6 million for the nine months ended December 31, 2006. Recoverables and prepaid reinsurance totaling $115.2 million from CastlePoint Reinsurance, which is an unauthorized reinsurer, are collateralized in a New York State Regulation 114 compliant trust account for the benefit of the Company with a balance of $95.3 million as of December 31, 2006 with the remaining amount offset by ceded balances payable.

Effective April 4, 2006, the Company novated business assumed from the Accident Insurance Company (“AIC”) by TICNY to CastlePoint Reinsurance. TICNY recorded $0.1 million as ceded premiums written and earned and eliminated liabilities of $0.1 million.

Ceding Commissions

The Company earns ceding commissions under quota share reinsurance agreements for 2005 and 2004 based on a sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and ceding commissions earned decrease when the estimated ultimate loss ratio increases.

On December 31, 2006 the ceding commission receivable was $3,237,000 compared to $8,727,000 on December 31, 2005. The decrease was primarily due to the commutation with PXRE on June 27, 2006.

As of December 31, 2006, the Company’s estimated ultimate loss ratios attributable to these contracts are lower than the contractual ultimate loss ratios at which the minimum amount of ceding commissions can be earned. Accordingly, the Company has recorded ceding commissions earned that are greater than the minimum commissions. The relevant estimated ultimate loss ratios and commissions as of December 31, 2006 are set forth below (dollars in 000’s) for treaties that remain in effect as of December 31, 2006:

Treaty Year	Contractual Loss Ratio at Which Minimum Ceding Commission Rate Applies	Estimated Ultimate Loss Ratio	Ceding Commissions Earned	Minimum Commission	Maximum Potential Reduction of Ceding Commissions Earned
2003	65.6%	61.3%	$23.3	$20.6	$2.7
2004	68.0%	51.2%	$31.2	$20.6	$10.6
2005	68.0%	50.7%	$31.9	$20.8	$11.1

Based on the amount of ceded premiums earned, the maximum potential reduction to ceding commissions earned related to an increase in the Company’s estimated ultimate loss ratios is $24.4 million for all treaties for all three years. The ceded premiums for the 2003, 2004 and 2005 treaty years have been fully earned as of December 31, 2006.

The estimated ultimate loss ratios are the Company’s best estimate based on facts and circumstances known at the end of each period that losses are estimated. The estimation process is complex and involves the use of informed estimates, judgments and actuarial methodologies relative to future claims severity and frequency, the length of time for losses to develop to their ultimate level, possible changes in law and other external factors. The same uncertainties associated with estimating loss and loss adjustment expense reserves affect the estimates of ceding commissions earned. The Company monitors and adjusts the ultimate loss ratio on a quarterly basis to determine the effect on the commission rate and ceding commissions earned. The increase (decrease) in estimated ceding commission income relating to prior years recorded in 2006, 2005 and 2004 was $1,138,000, ($810,000) and $1,663,000, respectively.

Note 7—Intangible Assets

The Company entered into a Commercial Renewal Rights Agreement with OneBeacon Insurance Group, LLC (“OneBeacon”) on September 13, 2004 under which it has acquired OneBeacon’s rights to seek to renew a block of commercial lines insurance policies in New York State consisting of commercial multiple-peril, worker’s compensation, commercial umbrella, commercial inland marine, commercial auto, fire and allied lines and general liability coverages. Under the terms of the agreement, the Company did not acquire any in-force business or historical liabilities associated with the policies. Pursuant to the agreement, the Company also obtained the rights to establish contractual relationships with certain OneBeacon agents. The Company agreed to pay OneBeacon an amount equal to 5% of the direct premiums written resulting from the Company’s renewal of any subject policies in the first year, 4% in the second year and 1% in the third year, with no payments due after the third year, subject to the Company’s obligation to pay a minimum of $5,000,000 in the aggregate over the three year period. The Company has recorded this transaction as $5,000,000 of intangible assets. Shortly after signing this agreement the Company provided an irrevocable letter of credit for the benefit of OneBeacon in the amount of $2,000,000 representing the estimated payments for the first year of the agreement.

The Company has determined that two intangible assets were acquired in this transaction: renewal rights and new agent contractual relationships, both of which were determined to be intangible assets with a finite useful life. The renewal rights were recorded at $1,250,000 and will be amortized over ten years in proportion to anticipated renewal premiums to be written during this time period. The new agent contractual relationships have been recorded at $3,750,000 and will be amortized over twenty years on a straight-line basis. During 2006 and 2005, the Company recorded amortization expense of $412,000 and $446,000, respectively, on the intangible assets. The weighted average amortization period of identified intangible assets of finite useful life is 16.5 years. The estimated aggregate amortization expense for each of the next five years is (in 000’s):

2007	$367
2008	$331
2009	$302
2010	$279
2011	$261

In 2005, Tower Group, Inc. closed on its purchase of the outstanding common stock of a shell property casualty insurance company, North American Lumber Insurance Company (“NALIC”), subsequently renamed Tower National Insurance Company. Prior to the closing, all liabilities and assets (other than insurance licenses) of Tower National Insurance Company were transferred to a liquidating trust. The Company capitalized these purchases as an intangible asset related to state licenses with an indefinite life subject to annual impairment testing. The total amount capitalized as of December 31, 2006 and 2005, was $1,303,000 and included the purchase price, legal fees and a broker’s fee.

The components of intangible assets are summarized as follows (in 000’s):

	Initial Balance	Accumulated Amortization	Net
December 31, 2006
Renewal rights	$1,250	$(505)	$745
Agency force	3,750	(375)	3,375
Insurance Licenses	1,303	—	1,303
Total	$6,303	$(880)	$5,423
December 31, 2005:
Renewal rights	$1,250	$(280)	$970
Agency force	3,750	(188)	3,562
Insurance Licenses	1,303	—	1,303
Total	$6,303	$(468)	$5,835

As of December 31, 2006 there was no impairment on any of the intangible assets as per the Company’s annual impairment testing.

Note 8—Fixed Assets

The components of fixed assets are summarized as follows (in 000’s):

	Cost	Accumulated Depreciation	Net
December 31, 2006:
Furniture	$1,511	$(191)	$1,320
Leasehold improvements	10,781	(272)	10,509
Computer equipment	7,954	(5,700)	2,254
Software	13,367	(6,947)	6,420
Artwork	60	—	60
Total fixed assets	$33,673	$(13,110)	$20,563
December 31, 2005:
Furniture	$1,357	$(445)	$912
Leasehold improvements	1,498	(821)	677
Computer equipment	6,314	(4,539)	1,775
Software	8,608	(4,052)	4,556
Total fixed assets	$17,777	$(9,857)	$7,920

During the third quarter of 2006, the Company relocated its New York City corporate headquarters within the same building. The landlord provided a $4.5 million build-out allowance which partially financed the cost of the leasehold improvements. In 2006 the Company capitalized $22.9 million for the purchase of fixed assets, including $10.4 million for leasehold improvements, $6.1 million for furniture and equipment and $6.4 million for computer hardware and software. The Company also entered into a sale and leaseback of certain furniture and equipment in the amount of $5.2 million on December 29, 2006. The transaction met the requirements to be accounted for as an operating lease.

Note 9—Debt

Subordinated Debentures

During the second and third quarters of 2003, Tower formed two statutory business trusts (“Trust I” and “Trust II”), of which the Company owns all of the common trust securities. On May 15, 2003 and September 30, 2003, Trust I and Trust II, respectively, each issued $10,000,000 floating rate trust preferred securities totaling $20,000,000 to investment pools. The trusts invested the proceeds thereof and the proceeds received from the issuance of the common trust securities to Tower in exchange for $20,620,000 of floating rate junior subordinated debentures (“subordinated debentures”) issued by Tower. The subordinated debentures are unsecured obligations of Tower and are subordinated and junior in right of payment to all present and future senior indebtedness of Tower. Tower has entered into guarantee agreements, which provide for full and unconditional guarantee of the trust securities. The subordinated debentures and the floating rate preferred securities issued by Trust I accrue and pay interest quarterly based upon interest that will float on the 3-month LIBOR, plus 4.10%, which cannot exceed 12.50% prior to May 15, 2008. At December 31, 2006 this interest rate was 9.47% compared to 8.40% in 2005. The Trust II floating rate preferred securities bear interest at a fixed rate of 7.5% until September 30, 2008 and at a variable rate, reset quarterly, equal to the 3-month LIBOR, plus 4.00%, thereafter. The final maturity on the subordinated debentures is May 15, 2033 and September 30, 2033 for Trust I and Trust II, respectively, with prepayment at the option of the Company available beginning in 2008. Issuance costs, primarily legal fees, of $301,000 and $338,000 for the Trust I and Trust II offerings, respectively, were deferred and are being amortized over the term of the subordinated debentures using the effective interest method.

In December 2004, Tower formed two statutory business trusts (“Trust III” and “Trust IV”), of which the Company owns all of the common trust securities. On December 7, 2004 and December 17, 2004, Trust III and Trust IV, respectively, each issued $13,000,000 floating rate trust preferred securities totaling $26,000,000 to investment pools. The trusts invested the proceeds thereof and the proceeds received from the issuance of the common trust securities to Tower in exchange for $26,806,000 of floating rate junior subordinated debentures (“subordinated debentures”) issued by Tower. The subordinated debentures are unsecured obligations of Tower and are subordinated and junior in right of payment to all present and future senior indebtedness of Tower. Tower has entered into guarantee agreements, which provide for full and unconditional guarantee of the trust securities. The Trust III preferred securities bear interest that is fixed at 7.4% until December 7, 2009 and the coupon will float quarterly thereafter at the three months LIBOR rate plus 3.4%. The Trust IV preferred securities bear interest that will float based on the 3-month LIBOR interest rate plus 3.4% and their rate as of December 31, 2006 was 8.76% compared to 7.89% in 2005. The final maturity on the subordinated debentures is December 15, 2034 and March 15, 2035 for Trust III and Trust IV, respectively, with prepayment at the option of the Company available beginning in 2009. Issuance costs, primarily legal fees, of $262,000 and $252,000 for the Trust III and Trust IV offerings, respectively, were deferred and are being amortized over the term of the subordinated debentures using the effective interest method.

In March 2006, Tower formed a statutory business trusts (“Trust V”), of which the Company owns all of the common trust securities. On March 31, 2006, Trust V issued $20,000,000 floating rate trust preferred securities to investment pools. The trust invested the proceeds thereof and the proceeds received from the issuance of the common trust securities to Tower in exchange for $20,619,000 of floating rate junior subordinated debentures (“subordinated debentures”) issued by Tower. The subordinated debentures are unsecured obligations of Tower and are subordinated and junior in right of payment to all present and future senior indebtedness of Tower. Tower has entered into guarantee agreements, which provide for full and unconditional guarantee of the trust securities. The Trust V preferred securities bear interest that is fixed at 8.5625% until March 31, 2011 and the coupon will float quarterly thereafter at the three months LIBOR rate plus 3.4%. The final maturity on the subordinated debentures is April 7, 2036 with prepayment at the option of the Company available beginning in 2011. Issuance costs, primarily legal fees, of $505,100 were deferred and are being amortized over the term of the subordinated debentures using the effective interest method.

Total interest expense incurred for all subordinated debentures, including amortization of deferred origination costs, was $ 5,271,000, $3,514,000 and $1,461,000, respectively for the years ended December 31, 2006, 2005 and 2004.

Aggregate scheduled maturities of the subordinated debentures at December 31, 2005 are (in 000’s):

2033	$20,620
2034	13,403
2035	13,403
2036	20,619
Total	$68,045

Note 10—Capital Stock

The roll-forward of shares of common stock is as follows (in 000’s):

	Shares Issued
Increase (decrease)	Series A Perpetual Preferred Stock	Common Stocks	Class A Common Stock	Class B Common Stock	Treasury Stock
Balance at January 1, 2004	—	—	2,070	2,430	(93)
Restricted stock issued to employees	—	—	209	—	—
Stock options exercised	—	34	—	—	4
Combined Class A and Class B	—	4,709	(2,279)	(2,430)	—
IPO	—	13,000	—	—	—
Private placement	—	500	—	—	—
Am Re warrant exercise	—	947	—	—	—
Over-allotment	—	629	—	—	—
Restricted stock issued to Directors	—	7	—	—	—
Balance at December 31, 2004	—	19,826	—	—	(89)
Restricted stock issued to employees	—	9	—	—	—
Stock options exercised	—	33	—	—
Friedman Billings Ramsey (FBR) warrant exercise)	—	—	—	—	75
Restricted stock issued to directors	—	5	—	—	—
Restricted stock forfeited	—	—	—	—	(4)
Balance at December 31, 2005	—	19,873	—	—	(18)
Restricted stock issued to employees	—	72	—	—
Common shares repurchased by Company	—	—	—	—	(1)
Stock options exercised	—	58	—	—	—
Restricted stock issued to directors	—	3	—	—	—
Restricted stock forfeited	—	—	—	—	(6)
Issuance of preferred shares	40	—	—	—	—
Balance at December 31, 2006	40	20,006	—	—	(25)

As part of the IPO in October 2004, the Company issued to Friedman Billings Ramsey (FBR), the lead underwriter, warrants to purchase 189,000 shares of the Company’s common stock at an exercise price of $8.50 per share. The warrants are exercisable for a term of four years beginning on October 20, 2004 and expire on October 20, 2009. On October 28, 2005, FBR exercised warrants and paid the Company the warrant exercise price of $8.50 per share or $89,820 and were issued 10,567 shares by the Company from treasury shares. In addition, FBR exercised 132,300 warrants on October 28, 2005 via a cashless exercise which resulted in the issuance of 64,244 shares by the Company from treasury shares. As of December 31, 2006, FBR has 46,133 warrants outstanding which are included in the calculation of diluted EPS.

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

The Company issued 40,000 perpetual series A preferred shares on December 4, 2006 with a $0.01 par value per share and a $1,000 liquidation preference per share to CastlePoint Reinsurance Company, Ltd. which are potentially convertible into common stock upon a public offering of common shares by the Company. The carrying value of this stock is $40 million less issuing cost of $0.4 million or $39.6 million and pays a fixed 8.66% annual dividend that is not cumulative. As more fully described in Note 20, the Company redeemed the 40,000 shares of perpetual preferred stock in January 2007.

For the twelve months ended December 31, 2006, the Company issued 58,067 new common shares as the result of employee stock option exercises and issued 75,019 new common shares as the result of restricted stock grants. For the year ended December 31, 2005, the Company issued 32,705 new common shares as the result of employee stock option exercises and issued 13,832 new common shares as the result of restricted stock grants.

The company declared dividends on common and preferred stock as follows in (000’s):

	2006	2005	2004
Common stock dividends declared	$1,976	$1,959	$493
Class A common stock dividends declared	—	—	228
Class B common stock dividends declared	—	—	281
Total common stock dividends declared	1,976	1,959	1,002
Preferred stock dividends declared	212	—	—
Total dividends declared	$2,188	$1,959	$1,002

Note 11—Equity Compensation Plans

2004 Long-Term Equity Compensation Plan

In 2004, the Company’s Board of Directors adopted and its shareholders approved a long-term incentive plan (the “2004 Long-Term Equity Compensation Plan”). With the adoption of the 2004 Long-Term Equity Compensation Plan, no further grants will be made under the 2001 Stock Award Plan.

The 2004 Long-Term Equity Compensation plan provides for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights (“SARs”), restricted stock and restricted stock unit awards, performance shares and other cash or share-based awards. The current maximum number of shares of common stock that may be issued in connection with awards under the plan is 874,883, of which 717,271 may be issued under awards other than stock options or SARs. As of December 31, 2006, awards in respect of 287,840 shares have been made under the plan.

2001 Stock Award Plan

In December 2000, the Board of Directors adopted a long-term incentive plan (the “2001 Stock Award Plan”). The plan provided for a variety of awards, including incentive or non-qualified stock options, performance shares, SARs or any combination of the foregoing.

As of December 31, 2006, there are 225,680 shares of common stock options outstanding that are fully vested. With the adoption of the 2004 Long-Term Incentive Compensation Plan, no further awards may be granted under the 2001 Stock Award Plan.

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

For the years ended December 31, 2006, 2005 and 2004, the Company incurred restricted stock expense of $559,000, $402,000 and $201,000, respectively, net of tax that was included in net income.

The total intrinsic value of restricted stock vesting during the years ended December 31, 2006, 2005 and 2004 was $1,759,000, $701,000 and $0, respectively. The intrinsic value of unvested restricted stock outstanding as of December 31, 2006 is $5,674,000.

Changes in restricted stock for the three years ended December 31, 2006 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
OUTSTANDING AT DECEMBER 31, 2003	0	$0.00
Granted	216,585	10.24
Vested	0	0.00
Forfeited	0	0.00
OUTSTANDING AT DECEMBER 31, 2004	216,585	$10.24
Granted	13,832	14.89
Vested	(55,504)	10.33
Forfeited	(3,725)	8.50
OUTSTANDING AT DECEMBER 31, 2005	171,188	$10.63
Granted	75,019	27.08
Vested	(59,182)	10.94
Forfeited	(6,259)	10.52
OUTSTANDING AT DECEMBER 31, 2006	180,766	$17.35

Stock Options

The following table provides an analysis of stock option activity during the three years ended December 31, 2006.

	2006		2005		2004
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of year	431,000	$4.80	472,777	$4.73	358,200	$2.78
Granted at market value	—	—	—	—	161,077	8.50
Forfeitures and expirations	(9,937)	8.50	(9,072)	8.50	(9,000)	2.78
Exercised	(58,067)	3.25	(32,705)	2.78	(37,500)	2.78
Outstanding, end of year	362,996	$4.94	431,000	$4.80	472,777	$4.73
Exercisable, end of year	280,607	$3.90	305,450	$3.38	295,320	$2.78

Options outstanding and exercisable as of December 31, 2006 are shown on the following schedule:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Exercise Price
Under $4.00	225,680	4.0 years	2.78	225,680	2,78
$5.00 - $10.00	137,316	7.8 years	8.50	54,927	8.50
Total Options	362,996	5.9 years	$4.94	280,607	$4.94

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

Compensation expense net of tax recorded related to stock options was $62,808 for 2006 and has been included in net income.

The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $1,434,000, $404,000 and $282,000, respectively. The intrinsic value of stock options outstanding as of December 31, 2006 is $9,600,000 of which $7,714,000 is related to vested options.

Prior to the adoption of SFAS 123-R, the Company followed the intrinsic value method in accordance with APB 25 to account for employee stock options and accordingly recognized no compensation expense for the stock option grants. In accordance with SFAS 123-R, the Company adopted the provisions of the statement on January 1, 2006 using the modified prospective application method. Under this method, prior periods are not restated. Had compensation cost for share-based plans been determined consistent with

SFAS 123-R, the Company’s net earnings and earnings per share for the twelve months ended December 31, 2005 and 2004 would have been the following pro-forma amounts:

	2005	2004
Net income as reported	$20,754	$9,029
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(61)	(16)
Net income, pro forma	$20,693	$9,013
Earnings per share
Basic—as reported	$1.06	$1.23
Basic—pro forma	$1.06	$1.23
Fully diluted—as reported	$1.03	$1.06
Fully diluted—pro forma	$1.03	$1.06

Total Equity Compensation Not Yet Recognized

The total remaining compensation cost related to non vested stock option and restricted stock awards not yet recognized in the income statement was $2,808,000 of which $238,000 was for stock options and $2,570,000 was for restricted stock as of December 31, 2006. The weighted average period over which this compensation cost is expected to be recognized is 3.4 years.

Note 12—Income Taxes

The Company files a consolidated Federal income tax return. The provision for Federal, state and local income taxes consists of the following components (in 000’s):

	2006	2005	2004
Current Federal income tax expense	$15,294	$11,864	$1,462
Current state income tax expense	1,578	1,607	638
Deferred Federal and State income tax (benefit) expense	2,801	(2,409)	3,594
Provision for income taxes	$19,673	$11,062	$5,694

Deferred tax assets and liabilities are determined using the enacted tax rates applicable to the period the temporary differences are expected to be recovered. Accordingly, the current period income tax provision can be affected by the enactment of new tax rates. The net deferred income taxes on the balance sheet reflect temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and income tax purposes, tax effected at a 35% rate. Significant components of the Company’s deferred tax assets and liabilities are as follows (in 000’s):

	2006	2005
Deferred tax asset:
Claims reserve discount	$6,839	$4,109
Unearned premium	9,488	8,012
Allowance for doubtful accounts	87	60
Deferred rent	351	—
Equity compensation plans	232	124
Net unrealized depreciation of securities	157	1,816
Other	33	33
Total deferred tax asset	17,187	14,154
Deferred tax liability:
Deferred acquisition costs net of deferred ceding commission revenue	12,482	10,217
Depreciation and Amortization	597	453
Warrant received from unconsolidated affiliate	1,612
Gain from issuance of common stock by unconsolidated affiliate	2,759	—
Equity income in unconsolidated affiliate	320	—
Accrual of bond discount	672
Other	—	280
Total deferred tax liabilities	18,442	10,950
Net deferred income tax (liability)/asset	$(1,255)	$3,204

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

The provision for Federal income taxes incurred is different from that which would be obtained by applying the Federal income tax rate to net income before income taxes. The items causing this difference are as follows (in 000’s):

	2006	2005	2004
Theoretical Federal income tax expense at U.S. statutory rate (35%, 35%, 34%)	$19,753	$11,136	$5,006
Tax advantaged investments	(1,073)	(928)	(210)
State income taxes net of Federal benefit	1,025	1,044	385
Other	(32)	(190)	513
Provision for income taxes	$19,673	$11,062	$5,694

Note 13—Employee Benefit Plans

The Company maintains a defined contribution Employee Pretax Savings Plan (401(k) Plan) for its employees. The Company matches 50% of each participant’s contribution up to 8% of the participant’s compensation. The Company incurred approximately $789,000, $649,000 and $461,000 of expense in 2006, 2005 and 2004, respectively, related to this plan.

Note 14—Commitments and Contingencies

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

The Company has various lease agreements for office space and equipment. The terms of the office space lease agreements provide for annual rental increase and certain lease incentives including initial free rent periods and cash allowances for leasehold improvements. The Company amortizes scheduled annual rental increases and lease incentives ratably over the term of the lease. The difference between rent cash payments and recognized rent expense is recorded as deferred rent. The Company’s future minimum lease payments are as follows ($’s in 000’s):

Year	Amount
2007	$5,118
2008	5,232
2009	5,138
2010	5,101
2011	5,303
Thereafter	33,958
Total	$59,850

Total rental expense charged to operations was approximately $3,779,000, $2,333,000, and $1,536,000 in 2006, 2005 and 2004, respectively.

TICNY and TNIC are subject to assessments in New York for various purposes, including the provision of funds necessary to fund the operations of the New York Insurance Department and the New York Property/Casualty Insurance Security Fund, which pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies and various funds administered by the New York Workers’ Compensation Board, which pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies  The Company was assessed approximately $2,042,000, $941,000 and $435,000 in 2006, 2005 and 2004, respectively, for its proportional share of the total assessment for the Property/Casualty Security Fund and approximately $1,470,000, $589,000 and $556,000 in 2006, 2005 and 2004, respectively, for its proportional share of the operating expenses of the New York Insurance Department. Property casualty insurance company insolvencies or failures may result in additional security fund assessments to the Company at some future date. At this time the Company is unable to estimate the possible amounts, if any, of such assessments. Accordingly, the Company is unable to determine the impact, if any, such assessments may have on financial position or results of operations of the Company. The Company is permitted to assess premium surcharges on workers’ compensation policies that are based on statutorily enacted rates. Actual assessments have resulted in differences to the original estimates based on permitted surcharges of $(127,000), $0 and $1,143,000 in 2006, 2005 and 2004,

respectively. The Company estimates its liability for future assessments based on actual written premiums and historical rates and available information. As of December 31, 2006 the liability for the various workers’ compensation funds, which includes amounts assessed on workers’ compensation policies was $4,463,000. This amount is expected to be paid over an eighteen month period ending June 30, 2008. As of December 31, 2005, the liability for the various workers’ compensation funds was $2,276,000.

Contingencies Surrounding the 2006 New York Board of Fire Underwriters Assessment

The New York City Fire Patrol (“Fire Patrol”) which is governed by the New York Board of Fire Underwriters (“NYBFU”) was created to improve fire safety in the New York City and was responsible for the salvage and dewatering operations at the scene of fires and water leaks for the purpose of protecting property from loss due to these perils. Fire Patrol’s operations were supported by assessments made by the NYBFU upon the insurance company members of the NYBFU and, in some instances, other writers of fire insurance in New York City who had elected not to become members. The NYBFU’s membership voted to discontinue the Fire Patrol on January 31, 2006. Subsequently, the Company received a $505,748 assessment from the Fire Patrol for the 2006 year. The Company does not believe that it is a proper assessment and it has requested additional information from the NYFBU on the Fire Patrol assessment. The Company has not recorded any liability for this assessment as of December 31, 2006. The NYBFU has informed the Company that the Fire Patrol ceased operations on October 15, 2006. The Company cannot predict what action, if any, the NYBFU will take in this matter and whether the Company may ultimately be liable for some amount of the assessment.

Note 15—Statutory Financial Information and Accounting Policies

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

For the years ended December 31, 2006, 2005 and 2004, TICNY reported statutory basis net income/ (loss) of $21,136,000, $6,249,000 and ($5,705,000), and respectively. At December 31, 2006 and 2005 TICNY reported statutory basis surplus as regards policyholders of $200,650,000, and $132,409,000, respectively as filed with the insurance regulators. As of December 31, 2006 TICNY is required to maintain $7,900,000 of minimum capital and surplus in accordance with New York Insurance Law.

For the years ended December 31, 2006 and 2005, TNIC reported statutory basis net income/ (loss) of $(596,000) and $116,000, respectively. Reported statutory basis surplus as regards policyholders as December 31, 2006 and 2005 was $9,714,000 and $10,116,000, respectively. As of December 31, 2006 TNIC is required to maintain $6,350,000 of minimum of capital and surplus in accordance with the Commonwealth of Massachusetts Insurance Law.

Under New York law, TICNY is limited in the amount of dividends it can pay to Tower. Under New York law, TICNY may pay dividends to Tower only out of statutory earned surplus. In addition, the New York Insurance Department must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding twelve months, exceeds the lesser of (1) 10% of TICNY’s policyholders’ surplus as shown on its latest statutory financial statement filed with the New York State Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months immediately preceding the declaration or distribution of the current dividend increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. TICNY declared approximately $4,600,000, $2,050,000, and $850,000 in dividends to Tower in 2006, 2005, and 2004, respectively. As of December 31, 2006, the maximum distribution that TICNY could pay without prior regulatory approval was approximately $10,477,000.

TNIC may not pay any dividend that, together with all dividends declared or distributed by TNIC during the preceding twelve months, excluding pro rata distributions of any class of the TNIC’s own securities, exceeds the greater of (1) 10% of TNIC’s policyholders’ surplus as of the end of the preceding calendar year or (2) TNIC’s net income for the next preceding calendar year, until thirty days after the Massachusetts Commissioner of Insurance has received notice of the intended dividend and not objected in such time. In addition, dividends may only be paid out of unassigned funds. As of December 31, 2006, TNIC’s maximum dividend it could pay without the approval of the Massachusetts Commissioner of Insurance was $89,000.

Note 16—Fair Value of Financial Instruments

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

Equity and fixed income investments:   Fair value disclosures for investments are included in “Note 2. Investments.”

Investment in unconsolidated affiliate—Investments in unconsolidated affiliates are investments in related parties; as such it is not practical to estimate the fair value of these instruments. Accordingly, these amounts are reported using the equity method.

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

Note 17—Earnings Per Share

The following table shows the computation of the company’s earnings per share (in 000’s, except shares and per share amounts):

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
2006
Net income	$36,764	—	—
Less: preferred stock dividends	(212)
Basic EPS	$36,552	19,750,309	$1.85
Effect of dilutive securities:
Stock options	—	203,222
Unvested restricted stock	—	64,888
Warrants	—	31,997
Preferred shares	—	96,902
Preferred stock dividends	212	—
Diluted EPS	$36,764	20,147,318	$1.82
2005
Net income	$20,754
Less: preferred stock dividends	—
Basic EPS	20,754	19,571,081	$1.06
Effect of dilutive securities:
Stock options	—	309,508
Unvested restricted stock	—	192,237
Warrants	—	74,247
Diluted EPS	$20,754	20,147,073	$1.03
2004
Net income	$9,029
Less: preferred stock dividends	—
Basic EPS	9,029	7,335,286	$1.23
Effect of dilutive securities:
Stock options	—	266,712
Unvested restricted stock		112,379
Warrants	68	851,438
Diluted EPS	$9,097	8,565,815	$1.06

PXRE had an option agreement to purchase 599,400 common shares of the Company for $16.67 per share that it would terminate if certain conditions were met. These options were not included in the computation of diluted EPS in 2004 because their effect would be antidilutive. On June 8, 2005 the Company was notified that all conditions were met and that PXRE’s right to purchase 599,400 common shares of the Company was terminated.

Note 18—Segment Information

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

In the insurance services segment, TRM generates commission revenue from its managing general agency by producing premiums on behalf of its issuing companies and generates fees by providing claims administration and reinsurance intermediary services. The insurance services segment also includes other administration services provided by TICNY to CastlePoint. Prior to 2006, placing risks through TRM’s issuing companies allowed the Company to underwrite larger policies and gain exposure to market segments that were unavailable to TICNY due to its rating, financial size and geographical licensing limitations. In 2006, TRM allowed the Company to write business through issuing carriers in states in which it was not licensed. TRM does not assume any risk on business produced by it. All of the risk is ceded by the issuing companies to a variety of reinsurers pursuant to reinsurance programs arranged by TRM’s reinsurance intermediary working with outside reinsurance intermediaries. Through its issuing companies, TRM’s managing general agency offers commercial package, monoline general liability, monoline property, commercial automobile and commercial umbrella products.

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

Business segment results are as follows (in 000’s):

	2006	2005	2004
Insurance Segment
Revenues
Net premiums earned	$204,679	$162,911	$44,427
Ceding commission revenue	43,130	25,218	39,983
Policy billing fees	1,129	868	671
Total Revenues	248,938	188,997	85,081
Expenses
Net loss and loss adjustment expenses	117,982	95,700	27,753
Underwriting expenses	101,701	74,035	47,804
Total Expenses	219,683	169,735	75,557
Underwriting Profit	$29,255	$19,262	$9,524
Reinsurance Segment
Revenues
Net premiums earned	$19,309	$1,525	$1,137
Ceding commission revenue	—	—	—
Total Revenues	19,309	1,525	1,137
Expenses
Net loss and loss adjustment expenses	17,143	914	(693)
Underwriting expenses	3,670	189	248
Total Expenses	20,813	1,103	(445)
Underwriting (Loss) Profit	$(1,504)	$422	$1,582
Insurance Services Segment
Revenues
Direct commission revenue from managing general agency	$3,466	$9,148	$11,546
Claims administration revenue	3,193	4,268	4,105
Other administrative revenue	737	—	—
Reinsurance intermediary fees	577	688	730
Policy billing fees	5	23	8
Total Revenues	7,978	14,127	16,389
Expenses
Direct commissions expense paid to producers	1,925	5,051	7,432
Other insurance services expenses
Underwriting expenses reimbursed to TICNY	1,578	1,981	2,987
Claims expense reimbursement to TICNY	3,176	4,255	4,019
Total Expenses	6,679	11,287	14,438
Insurance Services Pretax Income	$1,299	$2,840	$1,951

Underwriting expenses in the insurance segment are net of expense reimbursements that are made by the insurance services segment pursuant to an expense sharing agreement between TRM and TICNY. In accordance with terms of this agreement, TRM reimburses TICNY for a portion of TICNY’s underwriting and other expenses resulting from TRM’s use of TICNY’s personnel, facilities and equipment in underwriting insurance on behalf of TRM’s issuing companies. The reimbursement for underwriting and other expenses is calculated as a minimum reimbursement of 5% of the premiums produced by TRM, and is adjustable according to the terms of the agreement based on the number of policies in force and additional expenses that may be incurred by TRM. The amount of this reimbursement was $1,578,000 in 2006, $1,981,000 in 2005 and $2, 987,000 in 2004. TRM also reimburses TICNY, at cost, for claims administration expenses pursuant to the terms of this expense sharing agreement. Claims expenses reimbursed by TRM were $3,176,000 in 2006, $4,255,000 in 2005 and $4,019,000 in 2004. TICNY is also reimbursed, at cost, for other administrative services provided to CastlePoint, pursuant to the terms of the service and expense sharing agreement which were $737,000 in 2006.

The following table reconciles revenues by segment to consolidated revenue (in 000’s):

	2006	2005	2004
Revenue
Insurance segment	$248,938	$188,997	$85,081
Reinsurance segment	19,309	1,525	1,137
Insurance services segment	7,978	14,127	16,389
Total segment revenues	276,225	204,649	102,607
Investment income	23,026	14,983	5,070
Realized capital gains	12	122	13
Consolidated revenues	$299,263	$219,754	$107,690

The following table reconciles the results of our individual segments to consolidated income before taxes (in 000’s):

	2006	2005	2004
Insurance segment underwriting profit	$29,255	$19,262	$9,524
Reinsurance segment underwriting (loss) profit	(1,504)	422	1,582
Total underwriting profit	27,751	19,684	11,106
Insurance services segment pretax income	1,299	2,840	1,951
Net investment income	23,026	14,983	5,070
Net realized investment gains	12	122	13
Corporate expenses	(2,183)	(960)	(289)
Interest expense	(6,870)	(4,853)	(3,128)
Other income	13,402	—	—
Income before taxes	$56,437	$31,816	$14,723

Note 19—Capitalized Acquisition Costs for Preserver

On November 13, 2006, the Company signed an agreement to acquire Preserver Group, Inc. (“Preserver”) for a base purchase price of $68.3 million (approximately $64.8 million after deduction for expenses incurred by Preserver, net of tax). Preserver is a privately-held company that offers products similar to the Company’s in the Northeast, particularly in New Jersey, Maine and Massachusetts. Preserver is rated “B++” (Good) by A.M. Best. On December 7, 2006, A.M. Best placed the ratings of Preserver under review with positive implications. The acquisition is subject to regulatory approvals and is expected to close in the second quarter of 2007. The Company incurred $0.6 million of acquisition costs for legal, accounting and other expenses that has been capitalized and is recorded as other assets as of December 31, 2006.

Note 20—Subsequent Events

On January 22, 2007, the Securities and Exchange Commission declared Tower Group, Inc.’s registration statement effective on Form S-3 relating to $84,500,000 of the Company’s common stock, par value $.01 per share, of the Company (“common stock”). On January 22, 2007, the Company signed an underwriting agreement providing for the issuance and sale by the Company of 2,704,000 shares of common stock at a price of $31.25 per share, less underwriting discounts, and the grant to the underwriters of an option to purchase up to 405,600 additional shares of common stock at the same price to cover over-allotments.

On January 25, 2007, the Company participated in a private placement of $20.0 million of fixed/floating rate capital securities (the “Trust Preferred Securities”) issued by Tower Group Statutory Trust VI (the “Trust”), an affiliated Delaware trust formed on January 11, 2007. The Trust Preferred Securities mature in April 2036, are redeemable at the Company’s option at par beginning April 7, 2011, and require quarterly distributions of interest by the Trust to the holder of the Trust Preferred Securities. Interest distributions are initially at a fixed rate of 8.155% for the first five years and will then reset quarterly for changes in the three-month London Interbank Offered Rate (“LIBOR”) plus 300 basis points. The Trust simultaneously issued 619 of the Trust’s common securities to the Company for a purchase price of $0.6 million, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the Trust Preferred Securities and common securities to purchase for $20.6 million a junior subordinated debt security due 2037 issued by the Company. The Company does not consolidate interest in its statutory business trusts for which the Company holds 100% of the common trust securities because the Company is not the primary beneficiary of the trusts. The Company’s investment in common trust securities of the statutory business trust are reported in investments as equity securities. The Company reports as a liability the outstanding subordinated debentures owed to the statutory business trusts.

On January 26, 2007, the Company closed on its sale of 2,704,000 shares of common stock. The Company’s net proceeds were approximately $79.3 million.

On January 10, 2007, the Company converted its perpetual preferred series A stock into preferred series A-1 stock. On January 26, 2007, the company fully redeemed all 40,000 shares for $40.0 million using $20.0 million of the net proceeds from its trust preferred securities issued on January 25, 2007 and $20.0 million of the net proceeds from its common stock offering on January 26, 2007.

On February 5, 2007 the underwriters exercised their over-allotment option with respect to 340,600 shares of common stock at the offering price of $31.25 per shares, less underwriting discounts. The Company received $10.6 million net proceeds from this exercise $10.1 million after the underwriting discount. The exercise of the over-allotment option brings the Company’s aggregate net proceeds from the offering and over-allotment option, after underwriting discounts, and expenses, to approximately $89.4 million.

Tower Group, Inc’s Board of Directors approved a quarterly dividend on February 22, 2007 of $0.025 per share payable March 27, 2007 to stockholders of record as of March 15, 2007.

Note 21—Unaudited Quarterly Financial Information

	2006
	First	Second	Third	Fourth	Total
	(in thousands, except per share amounts)
Revenues	$71,172	$77,160	$73,021	$77,910	$299,263
Net Income	6,510	12,285	8,456	9,513	36,764
Net income per share:
Basic	0.33	0.62	0.43	0.47	1.85
Diluted	0.32	0.61	0.42	0.46	1.82

	2005
	First	Second	Third	Fourth	Total
	(in thousands, except per share amounts)
Revenues	$42,670	$50,252	$59,937	$66,895	$219,754
Net Income	3,717	4,765	5,708	6,564	20,754
Net income per share:
Basic	0.19	0.24	0.29	0.33	1.06
Diluted	0.19	0.24	0.28	0.32	1.03

	2004
	First	Second	Third	Fourth	Total
	(in thousands, except per share amounts)
Revenues	$21,704	$26,190	$26,464	$33,332	$107,690
Net Income	1,322	1,999	2,478	3,230	9,029
Net income per share:
Basic	0.30	0.45	0.55	0.20	1.23
Diluted	0.23	0.35	0.43	0.19	1.06

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

Not applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the company’s fiscal year ended December 31, 2006, and such information is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics and posted it on its website http://www.twrgrp.com/ under Investor Information and then under Corporate Governance.

ITEM 11.         EXECUTIVE COMPENSATION

The information called for by this item will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2006, and such information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2006, and such information is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2006, and such information is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2006, and such information is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A.	(1)	The financial statements and notes to financial statements are filed as part of this report in “Item 8. Financial Statements and Supplementary Data.”
	(2)	The financial statement schedules are listed in the Index to Consolidated Financial Statement Schedules.
	(3)	The exhibits are listed in the Index to Exhibits

The following entire exhibits are included:

Exhibit 21.1        Subsidiaries of Tower Group, Inc.

Exhibit 23.1        Consent of Johnson Lambert & Co. LLP

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

TOWER GROUP, INC.
DATED: MARCH 5, 2007	BY:	/S/ MICHAEL H. LEE
	NAME:	MICHAEL H. LEE
	TITLE:	CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Michael H. Lee	Chairman of the Board, President and Chief	March 8, 2007
Michael H. Lee	Executive Officer (Principal Executive Officer)
/s/ Francis M. Colalucci	Senior Vice President, Chief Financial Officer	March 8, 2007
Francis M. Colalucci	and Treasurer, Director (Principal Financial
Officer, Principal Accounting Officer)
/s/ Steven G. Fauth	Senior Vice President, and Secretary, Director	March 8, 2007
Steven G. Fauth
/s/ Steven W. Schuster	Director	March 8, 2007
Steven W. Schuster
/s/ Charles A. Bryan	Director	March 8, 2007
Charles A. Bryan
/s/ William W. Fox Jr.	Director	March 8, 2007
William W. Fox Jr.
/s/ Austin P. Young III	Director	March 8, 2007
Austin P. Young III

TOWER GROUP, INC.
INDEX TO FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
Tower Group, Inc.

We have audited the consolidated financial statements of Tower Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our report thereon dated March 5, 2007 listed in the accompanying index at Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ JOHNSON LAMBERT & CO. LLP

Falls Church, Virginia
March 5, 2007

TOWER GROUP, INC.

SCHEDULE I—SUMMARY OF INVESTMENTS—
OTHER THAN INVESTMENTS IN RELATED PARTIES
($ in thousands)

	December 31, 2006
	Cost	Fair Value	Amount Reflected on Balance Sheet
Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$45,294	$45,133	$45,133
Corporate securities	122,867	122,685	122,685
Mortgage-backed securities	130,373	129,257	129,257
Asset-backed securities	17,165	16,917	16,917
Municipal securities	100,943	100,575	100,575
Total fixed maturities	416,642	414,567	414,567
Preferred Stocks	5,627	5,672	5,672
Common Stock	42,344	43,781	43,781
Total investments	$464,613	$464,020	$464,020

TOWER GROUP, INC.
SCHEDULE II—CONDENSED FINANCIAL INFORMATON OF THE REGISTRANT
CONDENSED BALANCE SHEETS
($ in thousands)

	December 31,	December 31,
	2006	2005
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost $0 in 2006, and $5,203 in 2005)	$—	$5,139
Equity securities, available for sale , at cost	—	7,064
Total investments	—	12,203
Cash and cash equivalents	5,089	2,651
Investment in subsidiaries	253,141	173,236
Common trust securities—statutory business trusts, equity method	2,045	1,426
Federal and state tax recoverable	2,295	105
Deferred income tax	—	38
Intangible assets	1,000	2,940
Fixed assets, net of accumulated depreciation	10,294	—
Due from parent and affiliate	382	672
Investment in unconsolidated affiliate	27,944	—
Other assets	4,056	2,758
Total Assets	$306,246	$196,029
Liabilities
Accounts payable and accrued expenses	3,318	3,781
Deferred rent liability	5,959	—
Dividends payable to stockholders	212	—
Deferred tax liability	4,792	—
Subordinated debentures	68,045	47,426
Total Liabilities	82,326	51,207
Stockholders’ Equity	223,920	144,822
Total Liabilities and Stockholders’ Equity	$306,246	$196,029

TOWER GROUP, INC.
SCHEDULE II—CONDENSED FINANCIAL INFORMATON OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$36,764	$20,754	$9,029
Adjustments to reconcile net income to net cash (used in) provided by operations:
Gain on issuance of common shares of unconsolidated affiliate	(7,883)	—	—
Dividends received from consolidated subsidiaries	5,300	3,800	850
Equity in undistributed net income of subsidiaries	(33,175)	(22,963)	(10,544)
Warrant received from unconsolidated affiliate	(4,605)
Unrealized portfolio in unconsolidated affiliate	(50)	—	—
Amortization of debt issuance costs	52	39	178
Amortization of restricted stock	860	618	310
(Increase) decrease in assets:
Federal and state income tax recoverable	(2,190)	(270)	1,006
Equity pick-up in unconsolidated affiliate	(914)	—	—
Intangible asset	1,940	1,948	(4,888)
Excess tax benefits from share-based payment arrangements	(891)	—
Receivables from subsidiaries	290	—	—
Other assets	(1,350)	(409)	(804)
(Increase) decrease in liabilities:
Accounts payable and accrued expenses	(463)	(1,805)	5,523
Deferred rent	5,959	—	—
Payable to subsidiaries	—	(572)	(4,400)
Deferred income tax	4,830	—
Dividends payable	212	—	(160)
Net cash flows provided (used) by operations	4,686	1,140	(3,900)
Cash flows from investing activities:
Purchase of fixed assets	(10,294)	—	—
Investments in unconsolidated affiliate	(14,400)	—	—
Purchase of investments:
Fixed-maturity securities	—	(20,921)	—
Equity securities	—	(7,064)	—
Sale of investments:
Fixed-maturity securities	6,513	15,658	—
Equity securities	8,513
Investment in subsidiary	(52,030)	(11,480)	(98,096)
Net cash flows used in investing activities	(61,698)	(23,807)	(98,096)
Cash flows from financing activities:
Repayment of redeemable preferred stock	—	—	(3,000)
Repayment of long-term debt—CIT	—	—	(5,588)
Decrease in notes receivable from related parties	—	—	1,421
Proceeds from issuance of subordinated debentures	20,619	—	26,806
Purchase of common trust securities—statutory business trusts	(619)	—	(806)
Stock repurchase	(97)	—	—
Excess tax benefits form share-based payment arrangements	891	—	—
Exercise of warrants	—	277	—
Issuance of preferred stock	39,600
Exercise of stock options	1,243	90	200
IPO and private placement, net proceeds		—	107,845
Dividends declared	(2,187)	(1,959)	(1,162)
Net cash flows provided by (used in) financing activities	59,450	(1,592)	125,716
Increase in cash and cash equivalents	2,438	(24,259)	22,343
Cash and cash equivalents, beginning of year	2,651	26,910	4,567
Cash and cash equivalents, end of year	$5,089	$2,651	$26,910

TOWER GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATON
OF THE REGISTRANT

CONDENSED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Revenues
Net investment income	$—	$1,147	$75
Net realized investment loss	—	(63)	—
Total Revenue	—	1,084	75
Equity in net earnings of subsidiaries	33,175	22,963	10,544
Expenses
Other operating expenses	2,182	959	289
Interest expense	5,271	3,513	2,015
Other Income
Equity in income of unconsolidated affiliate	914	—	—
Gain from issuance of common stock byunconsolidated affiliate	7,883	—	—
Warrant received from unconsolidated affiliate	4,605	—	—
Income Before Income Taxes	39,124	19,575	8,315
Provision/(benefit) for income taxes	2,360	(1,179)	(714)
Net Income	$36,764	$20,754	$9,029
Comprehensive Net Income
Net income	36,764	20,754	9,029
Other comprehensive income:
Gross unrealized investmentholding gains arising during period	4,443	(6,664)	44
Equity in net unrealized gains in investments in unconsolidated affiliate’s investment portfolio	143	—	—
Less: reclassification adjustment for gains included in net income	(12)	(122)	(13)
	4,574	(6,786)	31
Income tax (expense)/benefit related to items of other comprehensive income	(1,659)	2,382	(27)
Total other comprehensive net income	2,915	(4,404)	4
Comprehensive Net Income	$39,679	$16,350	$9,033

TOWER GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATON OF THE REGISTRANT

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands)

	Preferred Stock	Common Stock	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Other Comprehensive Net Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2003	$—	$—	$21	$24	$2,285	$1,048	$10,197	$(514)	$13,061
Capital restructuring	—	45	(21)	(24)	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(1,002)	—	(1,002)
IPO and private placement, net proceeds	—	141	—	—	107,704	—	—	—	107,845
Stock based compensation	—	3	—	—	487	—	—	20	510
Warrant exercise	—	9	—	—	(9)	—	—	—	—
Net income	—	—	—	—	—	—	9,029	—	9,029
Net unrealized appreciation on securities available for sale, net of income tax	—	—	—	—	—	4	—	—	4
Balance at December 31, 2004	—	198	—	—	110,467	1,052	18,224	(494)	129,447
Dividends declared	—	—	—	—	—	—	(1,959)	—	(1,959)
Stock based compensation	—	1	—	—	925	—	—	(32)	894
Warrant exercise	—	—	—	—	(326)	—	—	416	90
Net income	—	—	—	—	—	—	20,754	—	20,754
Net unrealized depreciation on securities available for sale, net of Income tax	—	—	—	—	—	(4,404)	—	—	(4,404)
Balance at December 31, 2005	—	199	—	—	111,066	(3,352)	37,019	(110)	144,822
Dividends declared on common stock	—	—	—	—	—	—	(1,975)	—	(1,975)
Dividends declared on preferred stock	—	—	—	—		—	(212)	—	(212)
Stock based compensation	—	1	—	—	2,102	—	—	(97)	2,006
Issuance of preferred stock, net of issuance costs of $0.4 million	39,600	—	—	—	—	—	—	—	39,600
Net income	—	—	—	—	—	—	36,764	—	36,764
Net unrealized appreciation on securities available for sale, net of Income tax	—	—	—	—	—	2,915	—		2,915
Balance at December 31, 2006	$39,600	$200	$—	$—	$113,168	$(437)	$71,596	$(207)	$223,920

TOWER GROUP, INC.
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
($ in thousands)

	Deferred Acquisition Cost, Net of Deferred Ceding Commission Revenue	Gross Future Policy Benefits, Losses and Loss Expenses	Gross Unearned Premiums	Net Earned Premiums	Benefits, Losses and Loss Expenses	Amortization of DAC	Operating Expenses	Net Premiums Written
2006
Segments:
Insurance	$33,633	$284,389	$221,337	$204,679	$117,982	$(54,893)	$45,680	$220,825
Reinsurance	2,178	18,152	5,680	19,309	17,143	(3,454)	1,058	24,245
Total	$35,811	$302,541	$227,017	$223,988	$135,125	$(58,347)	$46,738	$245,070
2005
Segments:
Insurance	$29,184	$196,737	$156,201	$162,911	$95,700	$(45,224)	$35,263	$210,395
Reinsurance	8	1,987	1,578	1,525	914	(423)	173	1,387
Total	$29,192	$198,724	$157,779	$164,436	$96,614	$(45,647)	$35,436	$211,782
2004
Segments:	,
Insurance	$18,718	$127,435	$66,226	$44,427	$27,753	$(25,028)	$22,455	$96,595
Reinsurance	22	1,287	888	1,137	(693)	(640)	204	1,480
Total	$18,740	$128,722	$67,114	$45,564	$27,060	$(25,668)	$22,659	$98,075

TOWER GROUP, INC.
SCHEDULE IV—REINSURANCE
($ in thousands)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2006
Premiums
Property and Casualty Insurance	$408,352	$187,593	$24,311	$245,070	10.00%
Accident and Health Insurance	—	—	—	—	0.00%
Total Premiums	$408,352	$187,593	$24,311	$245,070	10.00%
Year ended December 31, 2005
Premiums
Property and Casualty Insurance	$236,174	$73,397	$1,659	$164,436	1.00%
Accident and Health Insurance	—	—	—	—	0.00%
Total Premiums	$236,174	$73,397	$1,659	$164,436	1.00%

TOWER GROUP, INC.
SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
December 31, 2006, 2005 and 2004
($ in thousands)

	December 31,
	2006	2005	2004
Balance, January 1	$170	$123	$123
Additions	115	73	27
Deletions	(37)	(26)	(27)
Balance, December 31	$248	$170	$123

TOWER GROUP, INC.
SCHEDULE VI—SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
($ in thousands)

	for Unpaid					Claims and Claims Adjustment Expenses Incurred and Related
	Claims and						Prior Year*		Paid Claims
Deferred	Claim		Gross		Net		Includes		and Claim	Net
Acquisition	Adjustment	Discount	Unearned	Net Earned	Investment	Current	PXRE	Amortization	Adjustment	Premiums
Cost	Expenses	Reserves	Premium	Premium	Income	Year	commutation	of DAC	Expenses	Written
2006	$35,811	$302,541	$—	$227,017	$223,988	$23,026	$135,863	$(738)	$(58,347)	$44,372	$245,070
2005	$29,192	$198,724	$—	$157,779	$164,436	$14,983	$97,006	$(392)	$(45,647)	$31,817	$211,782
2004	$18,740	$128,722	$—	$95,505	$45,564	$5,070	$27,259	$(199)	$(25,668)	$14,472	$98,075

F-9

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

3.2	Certificate of Designations of Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 8, 2006
3.3	Certificate of Designations of Series A-1 Preferred Stock of Tower Group, Inc. incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007
3.4

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

10.6	2004 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004
10.7	2001 Stock Award Plan, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.8	2000 Deferred Compensation Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004

10.9

Amended & Restated Declaration of Trust, dated as of May 15, 2003, by and between Tower Group, Inc., Tower Statutory Trust I and U.S. Bank National Association, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.10

Indenture, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.11

Guarantee Agreement, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.12

Amended and Restated Trust Agreement, dated as of September 30, 2003, by and between Tower Group, Inc., JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association and Michael H. Lee, Steven G. Fauth and Francis M. Colalucci as Administrative Trustees of Tower Group Statutory Trust II, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.13

Junior Subordinated Indenture, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.14

Guarantee Agreement, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.15

Service and Expense Sharing Agreement, dated as of December 28, 1995, by and between Tower Insurance Company of New York and Tower Risk Management Corp., incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.16

Real Estate Lease and amendments thereto, by and between Broadpine Realty Holding Company, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004

10.16(A)

Third Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC executed September 1, 2005, incorporated by reference to Exhibit 10.01 to the Company’s current report on Form 8-K filed on August 26, 2005

10.17

License and Services Agreement, dated as of June 11, 2002, by and between AgencyPort Insurance Services, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.18

Agreement, dated as of April 17, 1996, between Morstan General Agency, Inc. and Tower Risk Management Corp., incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.19

Managing General Agency Agreement, dated January 1, 2002, by and between Virginia Surety Company and Tower Risk Management Corp., incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004

10.20

General Agency Agreement by and among State National Insurance Company, Inc., Tower Insurance Company of New York and Tower Risk Management Corp., incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004

10.21

Quota Share Reinsurance Agreement, dated as of January 1, 2004, by and between Tower Insurance Company of New York and Converium Reinsurance (North America) Inc., incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.22

Quota Share Reinsurance Agreement, dated as of January 1, 2004, by and between Tower Insurance Company of New York, Tokio Millennium Re Ltd. and Hannover Reinsurance (Ireland) Ltd. and E+S Reinsurance (Ireland) Ltd., incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.23

Quota Share Reinsurance Agreement, dated as of October 1, 2003, by and between Tower Insurance Company of New York and Tokio Millennium Re Ltd., incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.24

Quota Share Reinsurance Agreement, dated as of January 1, 2003, by and between Tower Insurance Company of New York and PXRE Reinsurance Company and PMA Capital Insurance Company, incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004

10.25

Aggregate Excess of Loss Retrocession Agreement, dated as of January 1, 2004, by and between Converium Reinsurance (North America) Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.26

Aggregate Excess of Loss Retrocession Agreement, dated as of January 1, 2004, by and between Hannover Reinsurance (Ireland) Ltd. and E+S Reinsurance (Ireland) Ltd. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.27

Excess of Liability Reinsurance Agreement dated as of January 1, 2004, by and between State National Insurance Company, Tower Insurance Company of New York and Tower Risk Management Corporation, incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.28

Commercial Renewal Rights Agreement, dated as of September 13, 2004, by and among OneBeacon Insurance Group LLC, each of the insurance Company subsidiaries of OneBeacon Insurance Group LLC listed therein and Tower Group, Inc., incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (Amendment No. 5) (No. 333-115310) filed on September 15, 2004

10.29

Addendum No. 1 to the Quota Share Reinsurance Agreement, effective January 1, 2004 by and between Tower Insurance Company of New York and Converium Reinsurance (North America) Inc., incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004

10.30

Addendum No. 1 to the Quota Share Reinsurance Agreement, effective January 1, 2004, by and between Tower Insurance Company of New York, Tokio Millenium Re Ltd. and Hannover Reinsurance (Ireland) Ltd. and E+S Reinsurance (Ireland) Ltd., incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004

10.31

General Agency Agreement, effective October 1, 2004, by and among State National Insurance Company Inc., Tower Insurance Company of New York and Tower Risk Management Corp. (Equipment breakdown business), incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on March 22, 2005

10.32

General Agency Agreement, effective October 1, 2004, by and among State National Insurance Company Inc., Tower Insurance Company of New York and Tower Risk Management Corp. (Umbrella business), incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 22, 2005

10.33

Excess of Liabilities Reinsurance Agreement, effective October 1, 2004, by and among State National Insurance Company Inc., Tower Insurance Company of New York and Tower Risk Management Corp. (Umbrella business), incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on March 22, 2005

10.34

Wrap-Around Multiline Quota Share Agreement, effective December 1, 2004, by and between Virginia Surety Company, Inc. and Tower Insurance Company of New York), incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 22, 2005

10.35

Managing General Agency Agreement, effective December 1, 2004, by and between Virginia Surety Company Inc. and Tower Risk Management Corp.), incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 22, 2005

10.36

Quota Share Reinsurance Agreement, effective January 1, 2005, by and among Tower Insurance Company of New York, Hannover Reinsurance (Ireland) Ltd., E+S Reinsurance (Ireland) Ltd. and Tokio Millennium Re Ltd.), incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 22, 2005

10.37

General Agency Agreement, effective January 1, 2005, by and among State National Insurance Company Inc., Tower Insurance Company of New York and Tower Risk Management Corp.), incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on March 22, 2005

10.38

Amended and Restated Declaration of Trust, dated December 15, 2004, by and among Wilmington Trust Company, as Institutional Trustee; Wilmington Trust Company, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on December 20, 2004

10.39

Indenture between Tower Group, Inc. and Wilmington Trust Company, as Trustee, dated December 15, 2004, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 20, 2004

10.40

Guarantee Agreement dated December 15, 2004, by and between Tower Group, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 20, 2004

10.41

Amended and Restated Declaration of Trust, dated December 21, 2004, by and among JPMorgan Chase Bank, National Association, as Institutional Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on December 23, 2004

10.42

Indenture between Tower Group, Inc. and JPMorgan Chase Bank, National Association, as Trustee, dated December 21, 2004, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 23, 2004

10.43

Guarantee Agreement dated December 21, 2004, by and between Tower Group, Inc. and JPMorgan Change Bank, National Association, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 23, 2004

10.44

Amended and Restated Declaration of Trust, dated March 31, 2006, by and among Wells Fargo Bank, National Association, as Institutional Trustee; Wells Fargo Delaware Trust Company, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on April 6, 2006

10.45

Indenture between Tower Group, Inc. and Wells Fargo Bank, National Association, as Trustee, dated March 31, 2006, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on April 6, 2006

10.46

Guarantee Agreement dated March 31, 2006, by and between Tower Group, Inc. and Wells Fargo Delaware Trust Company, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on April 6, 2006

10.47	Employment Agreement with Stephen L. Kibblehouse effective June 1, 2006 incorporated by reference to the Company’s Current Report on Form 8-K filed on June 26, 2006
10.48	PXRE Commutation and Novation Agreement executed June 29, 2006 incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2006
10.49

Stock Purchase Agreement by and among Tower Group, Inc. and Preserver Group, Inc. dated November 13, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006

10.50

Exchange Agreement by and among Tower Group, Inc. and CastlePoint Management Corp. dated January 11, 2007 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007

10.51

Master Agreement dated April 4, 2006 by and among Tower Group, Inc., Tower Insurance Company of New York, Tower National Insurance Company, CastlePoint Holdings, Ltd. and CastlePoint Management Corp. incorporated by reference to Exhibit 10.1to the Company’s Current Report on Form 8-K filed on January 22, 2007

10.52

Addendum No. 1 to the Master Agreement by and among Tower Group, Inc. and CastlePoint Holdings, Ltd. incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2007

10.53

Amended and Restated Brokerage Business Quota Share Reinsurance Agreement, dated August 31, 2006 and effective as of April 1, 2006 by and among Tower Group, Inc., Tower Insurance Company of New York. Tower National Insurance Company and CastlePoint Reinsurance Company, Ltd. incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 22, 2007

10.54

Amended and Restated Traditional Business Quota Share Reinsurance Agreement, dated August 31, 2006 and effective as of April 1, 2006 by and among Tower Group, Inc., Tower Insurance Company of New York. Tower National Insurance Company and CastlePoint Reinsurance Company, Ltd. incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 22, 2007

10.55

Amended and Restated Specialty Business Quota Share Reinsurance Agreement, dated August 31, 2006 and effective as of April 1, 2006 by and among Tower Group, Inc., Tower Insurance Company of New York. Tower National Insurance Company and CastlePoint Reinsurance Company, Ltd. incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 22, 2007

10.56

Amendment No. 1 to Amended and Restated Brokerage Business Quota Share Reinsurance Agreement, dated January 11, 2007 by and among Tower Group, Inc., Tower Insurance Company of New York and CastlePoint Reinsurance Company, Ltd. incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 22, 2007

10.57

Amendment No. 1 to Amended and Restated Traditional Business Quota Share Reinsurance Agreement, dated January 11, 2007 by and among Tower Group, Inc., Tower Insurance Company of New York and CastlePoint Reinsurance Company, Ltd. incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 22, 2007

10.58

Amendment No. 1 to Amended and Restated Specialty Business Quota Share Reinsurance Agreement, dated January 11, 2007 by and among Tower Group, Inc., Tower Insurance Company of New York and CastlePoint Reinsurance Company, Ltd. incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on January 22, 2007

10.59

Brokerage Business Pooling Agreement, effective January 1, 2007 by and among Tower Insurance Company of New York and CastlePoint Insurance Company incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on January 22, 2007

10.60

Traditional Program Business Pooling Agreement, effective January 1, 2007 by and among Tower Insurance Company of New York and CastlePoint Insurance Company incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on January 22, 2007

10.61

Specialty Program Business Pooling Agreement, effective January 1, 2007 by and among Tower Insurance Company of New York and CastlePoint Insurance Company incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on January 22, 2007

10.62

Brokerage Business Pool Management Agreement, effective January 1, 2007 by and among Tower Insurance Company of New York and CastlePoint Insurance Company incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on January 22, 2007

10.63

Traditional Business Pool Management Agreement, effective January 1, 2007 by and among Tower Insurance Company of New York and CastlePoint Insurance Company incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on January 22, 2007

10.64

Specialty Program Business Pool Management Agreement, effective January 1, 2007 by and among Tower Insurance Company of New York and CastlePoint Insurance Company incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on January 22, 2007

10.65

Amended and Restated Declaration of Trust, dated January 25, 2007, by and among Wilmington Trust, as Institutional Trustee and as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Stephen L. Kibblehouse, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on January 26, 2007

10.66

Indenture between Tower Group, Inc. and Wilmington Trust Company, as Trustee, dated January 25, 2007, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on January 26, 2007

10.67

Guarantee Agreement dated January 25, 2007, by and between Tower Group, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on January 26, 2007

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