Form 10-K/A
period 2006-12-31
Tower Group, Inc.
filed 2007-03-13
CIK 1289592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark One)
   |X| ANNUAL REPORT PRUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2006
                                       Or

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.
                                                            Yes |_|    No |X|

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                            Yes |_|    No |X|

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    |X|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|

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

                                EXPLANATORY NOTE


     This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to amend Exhibit 31.2 (Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) and includes Francis M. Colalucci's conformed signature. The original certification was signed on the date indicated, but the filed version did not contain the conformed signature. Unaffected items have not been repeated in the Amendment No. 1.

     Except as described above, no other changes have been made to the original Form 10-K, and this form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the form 10-K affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 8, 2007. Accordingly, this form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.


Item 15. Exhibits, Financial Statement Schedules

          (a) The following documents are filed as part of this report:

          1. Exhibits:

31.2 amended Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   DATED: MARCH 13, 2007

                   TOWER GROUP, INC.

                   BY:    /S/ MICHAEL H. LEE
                      ----------------------------------------
                   NAME:  MICHAEL H. LEE
                   TITLE: CHAIRMAN OF THE BOARD, PRESIDENT AND
                          CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

        Signature                         Title                        Date
------------------------  --------------------------------------  --------------

  /s/ Michael H. Lee       Chairman of the Board, President and
------------------------           Chief Executive Officer
      Michael H. Lee           (Principal Executive Officer)      March 13, 2007

/s/ Francis M. Colalucci  Senior Vice President, Chief Financial
------------------------      Officer and Treasurer, Director
    Francis M. Colalucci       (Principal Financial Officer,
                               Principal Accounting Officer)      March 13, 2007

   /s/ Steven G. Fauth             Senior Vice President,
------------------------          and Secretary, Director         March 13, 2007
       Steven G. Fauth

 /s/ Steven W. Schuster                  Director                 March 13, 2007
------------------------
     Steven W. Schuster

   /s/ Charles A. Bryan                  Director                 March 13, 2007
------------------------
       Charles A. Bryan

 /s/ William W. Fox Jr.                  Director                 March 13, 2007
------------------------
     William W. Fox Jr.

/s/ Austin P. Young III                  Director                 March 13, 2007
------------------------
    Austin P. Young III