Form 10-Q
period 2007-03-31
Tower Group, Inc.
filed 2007-05-04
CIK 1289592

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007


 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________________ to _________________


Commission file no. 000-50990

                                TOWER GROUP, INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                               13-3894120
 ---------------------------------------------        -------------------
 (State or other jurisdiction of incorporation         (I.R.S. Employer
                or organization)                       Identification No.)


        120 BROADWAY, 31ST FLOOR
              NEW YORK, NY                                  10271
-----------------------------------------               ------------
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

         Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
                                                                  Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,103,709 shares of common stock, par value $0.01 per share, as of May 1, 2007.

                                      INDEX

                                                                                                                 PAGE

PART I      FINANCIAL INFORMATION

Item 1.          Financial statements

                 Consolidated Balance Sheets - March 31, 2007 (unaudited) and December 31, 2006               1

                 Consolidated Statements of Income and Comprehensive Net Income
                           -    Three months ended March 31, 2007 and 2006 (unaudited)                        2

                 Consolidated Statements of Cash Flows
                           -    Three months ended March 31, 2007 and 2006 (unaudited)                        3

                 Notes to Consolidated Financial Statements (unaudited)                                       4

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations       11

Item 3.          Quantitative and Qualitative Disclosures About Market Risk                                  20

Item 4.          Controls and Procedures                                                                     21

PART II          OTHER INFORMATION

Item 6.          Exhibits                                                                                    21

SIGNATURES                                                                                                   22


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                TOWER GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                              (Unaudited)
                                                                              MARCH 31, 2007   DECEMBER 31, 2006
                                                                              --------------   -----------------
                                                                             ($ in thousands, except par value
                                                                                     and share amounts)
ASSETS
Fixed-maturity securities, available-for-sale,
      at fair value (amortized cost
$455,806 at March 31, 2007 and $416,642 at
    December 31, 2006)                                                            $   454,393    $   414,567
Equity securities, available-for-sale, at fair value
      (cost $47,368 at March 31, 2007 and $47,971 at December 31, 2006)                48,752         49,453
                                                                                  -----------    -----------
         TOTAL INVESTMENTS                                                            503,145        464,020
Cash and cash equivalents                                                             147,314        100,598
Investment income receivable                                                            4,787          4,767
Agents' balances receivable                                                            58,198         65,578
Assumed premiums receivable                                                             3,241             77
Ceding commission receivable                                                            3,435          3,237
Reinsurance recoverable                                                               133,120        118,003
Receivable - claims paid by agency                                                      7,782          5,186
Prepaid reinsurance premiums                                                          110,261         94,063
Deferred acquisition costs net of deferred ceding commission revenue                   31,026         35,811
State income tax recoverable                                                              338           --
Intangible assets                                                                       5,332          5,423
Fixed assets, net of accumulated depreciation                                          22,444         20,563
Investment in unconsolidated affiliate                                                 31,266         27,944
Investment in statutory business trusts, equity method                                  2,664          2,045
Other assets                                                                            7,735          6,767
                                                                                  -----------    -----------
        TOTAL ASSETS                                                              $ 1,072,088    $   954,082
                                                                                  ===========    ===========
LIABILITIES
Loss and loss adjustment expenses                                                 $   333,769    $   302,541
Unearned premium                                                                      229,270        227,017
Reinsurance balances payable                                                           50,046         38,560
Payable to issuing carriers                                                              --              662
Funds held as agent                                                                     8,178          8,181
Funds held under reinsurance agreements                                                47,871         51,527
Accounts payable and accrued expenses                                                   8,595         18,267
Deferred rent liability                                                                 7,459          6,295
Payable for securities                                                                  2,705          2,922
Other liabilities                                                                       3,515          3,515
Federal and state income taxes payable                                                  6,291          1,163
Deferred income taxes                                                                     876          1,255
Dividends payable                                                                        --              212
Subordinated debentures                                                                88,664         68,045
                                                                                  -----------    -----------
      TOTAL LIABILITIES                                                               787,239        730,162
                                                                                  -----------    -----------
STOCKHOLDERS' EQUITY
Series A perpetual preferred stock ($0.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding at March 31, 2007; 40,000 shares issued and outstanding at December 31, 2006; liquidation preference of $1,000 per share, net
    of $0.4 million of issuance costs)                                                   --           39,600
Common stock ($0.01 par value per share; 40,000,000 shares authorized,
    23,129,232 and 20,005,758 shares issued at March 31,
    2007 and December 31, 2006, respectively, and 23,101,309 and 19,980,306
    shares outstanding at March 31, 2007 and December 31, 2006, respectively)             231            200
Paid-in-capital                                                                       202,557        113,168
Accumulated other comprehensive net loss                                                  (35)          (437)
Retained earnings                                                                      82,354         71,596
Treasury stock (27,923 shares at March 31, 2007 and 25,452 at December 31, 2006)         (258)          (207)
                                                                                  -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY                                                      284,849        223,920
                                                                                  -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 1,072,088    $   954,082
                                                                                  ===========    ===========

        See accompanying notes to the consolidated financial statements.

                                TOWER GROUP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME AND
                            COMPREHENSIVE NET INCOME
                                   (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                  2007           2006
                                                                           -------------   --------------
                                                                            ($ in thousands, except share
                                                                                and per share amounts)
REVENUES
      Net premiums earned                                                  $     60,383    $     57,256
      Ceding commission revenue                                                  14,234           7,302
      Insurance services revenue                                                  1,460           1,829
      Net investment income                                                       7,955           4,660
      Net realized losses on investments                                            (17)           (145)
      Policy billing fees                                                           302             270
                                                                           ------------    ------------
          Total revenues                                                         84,317          71,172
                                                                           ------------    ------------
EXPENSES
     Loss and loss adjustment expenses                                           33,910          33,210
     Direct commission expense                                                   18,635          13,080
     Other operating expenses                                                    15,089          13,384
     Interest expense                                                             2,084           1,350
                                                                           ------------    ------------
           Total expenses                                                        69,718          61,024
                                                                           ------------    ------------
OTHER INCOME
     Equity income in unconsolidated affiliate                                      689            --
     Gain from IPO of common stock of unconsolidated affiliate                    2,705            --
                                                                           ------------    ------------
     Income before income taxes                                                  17,993          10,148
     Income tax expense                                                           6,365           3,638
                                                                           ------------    ------------
          NET INCOME                                                       $     11,628    $      6,510
                                                                           ============    ============
COMPREHENSIVE NET INCOME
     Net income                                                            $     11,628    $      6,510
     Other comprehensive income:
          Gross unrealized investment holding gains (losses)
              arising during period                                                 546          (3,399)
          Equity in net unrealized gains in investment in unconsolidated
                 affiliate's investment portfolio                                    55            --
          Less: reclassification adjustment for net realized losses
                included in net income                                               17             145
                                                                           ------------    -------------
                                                                                    618          (3,254)
          Income tax (expense) benefit related to items
              of other comprehensive income                                        (216)          1,081
                                                                           ------------    -------------
          Total other comprehensive net income (loss)                               402          (2,173)
                                                                           ------------    -------------
               COMPREHENSIVE NET
                   INCOME                                                  $     12,030    $      4,337
                                                                           ============    ============
EARNINGS PER SHARE
     Basic earnings per common share                                       $       0.52    $       0.33
                                                                           ============    ============
     Diluted earnings per common share                                     $       0.51    $       0.32
                                                                           ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                                   21,988,907      19,684,902
     Diluted                                                                 22,621,230      20,212,344
 DIVIDENDS DECLARED AND PAID PER COMMON SHARE:
          Common stock                                                     $      0.025    $      0.025


        See accompanying notes to the consolidated financial statements.

                                TOWER GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                               2007           2006
                                                                             ---------   ----------
                                                                                ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $  11,628    $   6,510
   Adjustments to reconcile net income to net cash provided by operations:
      Gain from IPO of common shares of unconsolidated affiliate                (2,705)          --
      Loss on sale of investments                                                   17          145
      Depreciation                                                               1,461          925
      Amortization of intangible assets                                             91          103
      Amortization of bond premium or discount                                     203          281
      Amortization of debt issuance costs                                           16           10
      Amortization of restricted stock                                             289          152
      Deferred income taxes                                                       (595)       1,805
(Increase) decrease in assets:
      Investment income receivable                                                 (20)        (227)
      Agents' balances receivable                                                7,380        4,345
      Assumed premiums receivable                                               (3,164)      (2,410)
      Ceding commissions receivable                                               (198)          --
      Reinsurance recoverable                                                  (17,713)      (1,456)
      Prepaid reinsurance premiums                                             (16,198)      14,944
      Deferred acquisition costs, net                                            4,785       (9,598)
      Equity income in unconsolidated affiliate                                   (689)          --
      Excess tax benefits from share-based payment arrangements                    (65)          --
       Other assets                                                               (984)      (2,204)
Increase (decrease) in liabilities:
      Loss and loss adjustment expenses                                         31,228       21,202
      Unearned premium                                                           2,253       10,676
      Reinsurance balances payable                                              11,486       (9,748)
      Payable to issuing carriers                                                 (662)         778
      Funds held under reinsurance agreements                                   (3,659)       3,118
      Accounts payable and accrued expenses                                     (9,889)      (1,451)
      Deferred rent                                                              1,164           --
      Federal and state income taxes payable                                     4,790          851
                                                                             ---------    ---------
 Net cash flows provided by operations:                                         20,250       38,751
                                                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                        (3,342)      (1,404)
 Investment in unconsolidated affiliate                                            126           --
 Purchases of investments:
      Fixed-maturity securities                                                (75,203)     (46,879)
      Equity securities                                                         (2,570)        (244)
 Sale of investments:
      Fixed-maturity securities                                                 35,991       23,121
       Equity securities                                                         3,001           --
                                                                             ---------    ---------
Net cash flows used in investing activities:                                   (41,997)     (25,406)
                                                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Redemption of  preferred stock                                           (40,000)          --
      Proceeds from issuance of subordinated debentures                         20,619       20,619
      Purchase of common trust securities - statutory business trusts             (619)        (619)
      Exercise of stock options                                                     93          107
      Excess tax benefits from share-based payment arrangements                     65           --
      Equity offering and over-allotment, net proceeds                          89,387           --
      Dividends paid                                                            (1,082)        (492)
                                                                             ---------    ---------
      Net cash flows provided by financing activities:                          68,463       19,615
                                                                             ---------    ---------
      Increase in cash and cash equivalents                                     46,716       32,960
      Cash and cash equivalents, beginning of period                           100,598       38,760
                                                                             ---------    ---------
      CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 147,314    $  71,720
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                           =========    =========
      Cash paid for income taxes
                                                                             $   1,077    $     986
      Cash paid for interest
                                                                             $   1,426    $     938


        See accompanying notes to the consolidated financial statements.

                                TOWER GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the information and disclosures required by generally accepted accounting principles ("GAAP") in the Unites States of America. These statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2006 and notes thereto included in the Company's Annual Report on Form 10-K filed on March 15, 2007. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements include the accounts of Tower Group, Inc. (the "Company"), its wholly owned subsidiaries Tower Insurance Company of New York ("TICNY"), Tower National Insurance Company ("TNIC"), Tower Risk Management ("TRM") and other entities required by GAAP. All significant inter-company balances have been eliminated. Business segment results are presented net of all material inter-segment transactions.

EQUITY OFFERING

      On January 22, 2007, the Securities and Exchange Commission declared Tower Group, Inc.'s registration statement on Form S-3 effective relating to the Company's common stock, par value $.01 per share. On January 22, 2007, the Company signed an underwriting agreement providing for the issuance and sale of 2,704,000 shares of common stock at a price of $31.25 per share, less underwriting discounts, and granted to the underwriters an option purchase of up to 405,600 additional shares of common stock at the same price to cover over-allotments.

      On January 26, 2007, the Company closed on its sale of 2,704,000 shares of common stock. The Company's net proceeds were approximately $79.3 million.

      On February 5, 2007 the underwriters exercised their over-allotment option with respect to 340,600 shares of common stock at the offering price of $31.25 per shares, less underwriting discounts. The Company received $10.1 million net proceeds from this exercise after the underwriting discount. The exercise of the over-allotment option brings the Company's aggregate net proceeds from the offering and over-allotment option, after underwriting discounts and expenses, to approximately $89.4 million.


SUBORDINATED DEBENTURES

      On January 25, 2007, the Company participated in a private placement of $20.0 million of fixed/floating rate capital securities (the "Trust Preferred Securities") issued by Tower Group Statutory Trust VI (the "Trust"), an affiliated Delaware trust formed on January 11, 2007. The Trust Preferred Securities mature in April 2036, are redeemable at the Company's option at par beginning April 7, 2011, and require quarterly distributions of interest by the Trust to the holder of the Trust Preferred Securities. Interest distributions are initially at a fixed rate of 8.155% for the first five years and will then reset quarterly for changes in the three-month London Interbank Offered Rate ("LIBOR") plus 300 basis points. The Trust simultaneously issued 619 of the Trust's common securities to the Company for a purchase price of $0.6 million, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the Trust Preferred Securities and common securities to purchase for $20.6 million a junior subordinated debt security due 2037 issued by the Company. The Company does not consolidate interest in its statutory business trusts for which the Company holds 100% of the common trust securities because the Company is not the primary beneficiary of the trusts. The Company reports the outstanding subordinated debentures owed to the statutory business trusts as a liability. The net proceeds to the Company from the sale of the debenture to the Trust were used by the Company to redeem a portion of the Company's perpetual preferred stock as described below. The Company incurred $0.4 million of fees related to the issuance of these subordinated debentures.

REDEMPTION OF PERPETUAL PREFERRED STOCK

       On January 10, 2007, the Company exchanged its outstanding Series A perpetual preferred stock for 40,000 shares of perpetual preferred Series A-1 stock. On January 26, 2007, the Company fully redeemed all 40,000 shares of perpetual preferred Series A-1 stock for $40.0 million using $20.0 million of the net proceeds from its trust preferred securities issued on January 25, 2007 and $20.0 million of the net proceeds from its common stock offering.

INVESTMENT IN UNCONSOLIDATED AFFILIATE--CASTLEPOINT

      At March 31, 2007, the Company's maximum exposure to a loss from its investment in CastlePoint Holdings Ltd. ("CastlePoint") was approximately $31.3 million, which consists of its equity ownership interest of approximately $26.7 million and the warrant the Company received from CastlePoint of $4.6 million in 2006.

      The carrying value of the Company's equity investment in CastlePoint as of March 31, 2007 is as follows in millions:

              Initial investment in CastlePoint..................................................  $15.0
              Consolidated net loss for the three months ended March 31, 2006....................   (0.5)
              Equity in net income of CastlePoint for the nine months ended December 31, 2006....    0.9
              Equity in net income of CastlePoint for the three months ended March 31, 2007          0.7
              Gain from issuance of common stock by CastlePoint in 2006..........................    7.9
              Gain from IPO of common stock of CastlePoint in 2007...............................    2.7
              Equity in net unrealized gains of the CastlePoint investment portfolio.............    0.2
              Dividends received from CastlePoint................................................   (0.2)
              Value of warrant received..........................................................    4.6
                                                                                                 --------
             Carrying value of equity investment in CastlePoint.................................  $ 31.3
                                                                                                 ========

      The Company has determined that CastlePoint qualifies as a variable interest entity ("VIE") under the provisions of Financial Accounting Standard Board Interpretation ("FIN") 46-(R). The Company has determined that its investment in CastlePoint does not meet the requirements for consolidation because the Company is not the primary beneficiary of the VIE as defined in FIN 46-(R). However, the Company has recorded its investment in CastlePoint using the equity method of accounting as the Company exercises significant influence over CastlePoint. The Company and CastlePoint have the same Chief Executive Officer, Michael H. Lee.

      On March 23, 2007, CastlePoint raised $114.8 million net of expenses in an initial public offering which reduced the Company's investment ownership from 8.6% to 6.7%. As a result of the initial public offering, the book value of CastlePoint increased from $279.7 million as of December 31, 2006 to $401.3 million as of March 31, 2007. Accordingly, the carrying value of the Company's investment in CastlePoint increased from $27.9 million as of December 31, 2006 to $31.3 million as of March 31, 2007, including a warrant we received from CastlePoint in 2006. In the three months ending March 31, 2007, the Company recorded a gain of $2.7 million in income before taxes on its common stock investment in CastlePoint in accordance with the Securities and Exchange Commission's staff accounting bulletin ("SAB") No.51-"ACCOUNTING FOR SALES OF STOCK BY A SUBSIDIARY."

      Dividends of $0.025 per share were declared and paid by CastlePoint in December 2006 and March 2007. The Company recorded its $128,000 of CastlePoint dividends received or accrued as a reduction to its investment in CastlePoint in the first quarter of 2007.

      As of March 30, 2007, the aggregate fair value of the Company's investment in its 2,555,000 shares of CastlePoint common stock listed on the Nasdaq Global Market under the symbol "CPHL" was $41,774,000.

REINSURANCE AGREEMENT WITH CASTLEPOINT

      The Company's insurance subsidiaries are parties to three multi-year quota share reinsurance agreements with CastlePoint Reinsurance Company, Ltd. ("CastlePoint Reinsurance"). Under one of these agreements, the Company's insurance subsidiaries cede to CastlePoint Reinsurance between 25% and 50%, as amended subject to a periodic adjustment by the Company, of premiums and losses on their brokerage insurance business that the Company has historically written through its retail and wholesale agents. The insurance subsidiaries ceded $51.1 million of premiums written during the three months ended March 31, 2007 for these three quota share agreements. In addition, CastlePoint Reinsurance participates as a reinsurer on the Company's catastrophe reinsurance program, effective July 1, 2006, and excess of loss reinsurance program effective, May 1, 2006. The insurance subsidiaries ceded excess of loss reinsurance and catastrophe premiums to CastlePoint Reinsurance of $1.2 million for the three months ended March 31, 2007.


INVESTMENTS

      Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of March 31, 2007, the Company reviewed its fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. The Company determined that it did not hold any investments that would have been considered other than temporarily impaired.


DIVIDENDS DECLARED

      Dividends declared by the Company on common stock for the three months ended March 31, 2007 were $571,000 or $0.025 per share. Dividends declared by the Company on common stock for the three months ended March 31, 2006 were $492,000 or $0.025 per share.

      Dividends paid by the Company on its perpetual preferred Series A-1 stock in the first quarter of 2007 were $298,000 and none in the first quarter of 2006.

EQUITY COMPENSATION PLANS

RESTRICTED STOCK AWARDS

      During the three months ended March 31, 2007, 76,474 restricted stock shares were granted to senior officers and key employees. The fair value of the awards was $2.5 million on the date of grant. For the three months ended March 31, 2007, 10,306 restricted stock shares vested and 2,471 were forfeited. Compensation expense recognized for the three months ended March 31, 2007 and 2006 was $188,000 and $99,000 net of tax, respectively. Total unrecognized compensation expense before tax for grants of restricted stock was $4.7 million and $2.6 million at March 31, 2007 and December 31, 2006, respectively. The intrinsic value of the unvested restricted stock outstanding as of March 31, 2007 is $7.9 million.


Changes in restricted stock for the three months ended March 31, 2007 were as follows:

                                                                               Weighted Average
                                                          Number               Grant Date Fair
                                                         of Shares                   Value
                                                        -----------            -----------------
         Outstanding at December 31, 2006                   180,766                $     17.35
         Granted                                             76,474                      32.56
         Vested                                             (10,306)                     21.16
         Forfeited                                           (2,471)                     20.84
                                                        ----------
         Outstanding at March 31, 2007                      244,463                      21.91


STOCK OPTIONS
Changes in stock options for the three months ended March 31, 2007 were as follows:

                                                                        Average
                                                    Number of           Exercise
                                                     Shares              Price
                                                   -----------         ----------
         Outstanding at December 31, 2006            362,996            $ 4.94
         Exercised                                   (2,400)              2.78
                                                   -----------
         Outstanding at March 31, 2007               360,596              4.96
                                                   ===========
         Exercisable at March 31, 2007               278,207              3.91
                                                   ===========

Options outstanding and exercisable as of March 31, 2007 were as follows:

                                              Options outstanding                 Options exercisable
                                    ---------------------------------------- -------------------------------
                                                   Average         Average                       Average
                                    Number of     remaining        exercise    Number of        exercise
Range of Exercise Prices             shares     contractual life    Price       shares           Price
-------------------------           ----------  ----------------- ---------- -------------    --------------
Under $4.00                          223,280          3.8         $     2.78       223,280    $         2.78
$5.00 - $10.00                       137,316          7.5               8.50        54,927              8.50
                                    ----------                               -------------
Total Options                        360,596          5.6               4.96       278,207              3.91
                                    ==========                               =============

      Compensation expense net of tax related to stock options was $14,000 for the three months ended March 31, 2007 compared to $21,000 in the same period last year. Total unrecognized expense, before tax, for grants of stock options was $217,000 and $238,000 as of March 31, 2007 and December 31, 2006,
respectively. The intrinsic value of stock options outstanding as of March 31, 2007 is $9.8 million, of which $7.9 million is related to vested options.


INCOME TAXES

      The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"), on January 1, 2007. At the adoption date and as of March 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

      The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were zero for the three months ended March 31, 2007.

      Tax years 2004 through 2006 are subject to examination by the federal authorities. There is currently a New York State Department of Taxation and Finance audit under way for the tax years of 2003 through 2004.

ACCOUNTING PRONOUNCEMENTS

      In February 2006, the FASB issued SFAS No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS" ("SFAS No. 155"). Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value, thus negating the need to bifurcate the instrument between its host and the embedded derivative. The Company adopted SFAS No. 155 on January 1, 2007. SFAS No. 155 did not have any effect on our consolidated financial condition or results of operations.

      In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF SFAS NO. 115". This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, applies to all entities with available-for-sale and trading securities. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions." The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of the entity's first fiscal year that begins after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial position and results of operations.

EARNINGS PER SHARE

The following table shows the computation of the Company's earnings per share:


                                        Income              Shares        Per Share
                                      (Numerator)        (Denominator)      Amount
                                     --------------    ----------------  ----------------
                                    ($ in thousands, except shares and per share amounts)
THREE MONTHS ENDED
MARCH 31, 2007
Net Income                              $   11,628
Less: preferred stock dividends               (298)
                                        -----------     --------------
Basic earnings per share                    11,330          21,988,907         $0.52
                                        -----------     --------------     ===========
Effect of dilutive securities:
     Stock options                            --               197,218
     Unvested restricted stock                --                59,924
     Warrants                                 --                34,138
     Preferred shares                         --               341,043
     Preferred stock dividends                 298                --
                                        -----------     --------------
Diluted earnings per share              $   11,628          22,621,230         $0.51
                                        -----------     --------------     ===========
THREE MONTHS ENDED
MARCH 31, 2006
Net Income                              $    6,510
                                        -----------     --------------
Basic earnings per share                     6,510          19,684,902         $0.33
                                        -----------     --------------     ===========
Effect of dilutive securities:
     Stock options                            --               328,911
     Unvested restricted stock                --               171,573
     Warrants                                 --                26,958
                                        -----------     --------------
Diluted earnings per share              $    6,510          20,212,344         $0.32
                                        -----------     --------------     ===========

CHANGES IN ESTIMATES

      In the first quarter of 2007, the Company recorded favorable development in its net losses from prior accident years of $4,000 resulting from favorable development in the property and workers compensation lines from accident years 2005 and 2006, which was partially offset by unfavorable development in commercial multiple-peril liability from accident years 2002 and 2003. In the first quarter of 2006, the Company recorded $525,000 due to favorable development in its net losses from prior accident years resulting from favorable development in the property, workers compensation, auto liability and monoline liability lines from the 2004 accident year, which was partially offset by unfavorable development in commercial multiple-peril liability. TICNY's changes in estimated sliding scale commission revenue resulted in $61,000 of commission revenue in the first quarter of 2007 compared to $393,000 of commission revenue in the first quarter of 2006. TRM's changes in estimated sliding scale commission were an increase in ceding commission revenue for prior years of $501,000 in the first quarter of 2007 compared to a reduction of $348,000 in commission revenue in the first quarter of 2006.


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

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies as described in the Company's Form 10-K for the year ended December 31, 2006. The Company evaluates segment performance based on segment profit, which excludes investment income, realized gains and losses, interest expense, income taxes and incidental corporate expenses. The Company does not allocate assets to segments because assets, which consist primarily of investments and fixed assets, are considered in total by management for decision-making purposes.

      Business segments results are as follows:


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 2007              2006
                                                             -----------         -----------
                                                                  ($ in thousands)
INSURANCE SEGMENT
REVENUES
Net premiums earned                                          $   57,750          $    56,589
Ceding commission revenue                                        14,234                7,302
Policy billing fees                                                 302                  267
                                                             -----------         -----------
     Total revenues                                              72,286               64,158
                                                             -----------         -----------
EXPENSES
Net loss and loss adjustment expenses                            32,470               32,833
Underwriting expenses                                            31,251               23,399
                                                             -----------         -----------
     Total expenses                                              63,721               56,232
                                                             -----------         -----------
Underwriting profit                                          $    8,565          $     7,926
                                                             ===========         ===========

REINSURANCE SEGMENT
REVENUES
Net premiums earned                                          $    2,633          $       667
                                                             -----------         -----------
     Total revenues                                               2,633                  667
                                                             -----------         -----------
EXPENSES
Net loss and loss adjustment expenses                             1,440                  377
Underwriting expenses                                             1,286                  253
                                                             -----------         -----------
     Total expenses                                               2,726                  630
                                                             -----------         -----------
Underwriting (loss) profit                                   $      (93)         $        37
                                                             ===========         ===========
INSURANCE SERVICES SEGMENT
REVENUES
Direct commission revenue from managing general agency       $      488          $       806
Claims administration revenue                                       565                  962
Other administration revenue                                        251                   --
Reinsurance intermediary fees                                       156                   61
Policy billing fees                                                  --                    3
                                                             -----------         -----------
     Total revenues                                               1,460                1,832
                                                             -----------         -----------
EXPENSES
Direct commission expense paid to producers                           7                  603
Other insurance services expenses                                   257                  237
Claims expense reimbursement to TICNY                               565                  958
                                                             -----------         -----------
     Total expenses                                                 829                1,798
                                                             -----------         -----------
Insurance Services Pre-tax Income                            $    631            $        34
                                                             ===========         ===========

      Underwriting expenses in the insurance segment are net of expense reimbursements that are made by the insurance services segment pursuant to an expense sharing agreement between TRM, TNIC and TICNY. In accordance with terms of this agreement, TRM reimburses TICNY for a portion of TICNY's underwriting and other expenses resulting from TRM's use of TICNY's personnel, facilities and equipment in underwriting insurance on behalf of TRM's issuing companies. The reimbursement for underwriting and other expenses is calculated as a minimum reimbursement of 5% of the premiums produced by TRM and is adjustable according to the terms of the agreement based on the number of policies in force and additional expenses that may be incurred by TRM. The amount of this reimbursement was $257,000 and $237,000 for the three months ended March 31, 2007 and March 31, 2006, respectively. TRM also reimburses TICNY, at cost, for claims administration expenses pursuant to the terms of this expense sharing agreement. Claims expenses reimbursed by TRM were $565,000 and $958,000 for the three months ended March 31, 2007 and March 31, 2006, respectively. TICNY is also reimbursed, at cost, for other administrative services provided to CastlePoint pursuant to the terms of the service and expense sharing agreement which were $251,000 during the three months ended March 31, 2007 and none for the same period last year as CastlePoint was still in formation.

The following table reconciles revenue by segment to consolidated revenue:


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                           2007                                2006
                                                                    -------------------                 ------------------
                                                                                      ($ in thousands)
               RECONCILIATION
               REVENUES
               Insurance segment                                    $           72,286                  $           64,158
               Reinsurance segment                                               2,633                                 667
               Insurance services segment                                        1,460                               1,832
                                                                    -------------------                 ------------------
               Total segment revenue                                            76,379                              66,657
               Investment income                                                 7,955                               4,660
               Realized capital losses                                             (17)                               (145)
                                                                    -------------------                 ------------------
               Consolidated revenues                                $           84,317                  $           71,172
                                                                    ===================                 ==================

The following table reconciles the results of the Company's individual segments to consolidated income before taxes:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                           2007                                2006
                                                                    -------------------                 ------------------
                                                                                      ($ in thousands)

               Insurance segment underwriting profit                 $            8,565                  $            7,926
               Reinsurance segment underwriting (loss) profit                       (93)                                 37
                                                                    -------------------                 -------------------
               Total underwriting profit                                          8,472                               7,963
               Insurance services segment pre-tax income                            631                                  34
               Net investment income                                              7,955                               4,660
               Net realized investment losses                                       (17)                               (145)
               Corporate expenses                                                  (358)                             (1,014)
               Interest expense                                                  (2,084)                             (1,350)
               Other income*                                                      3,394                                   -
                                                                    -------------------                 -------------------
               Income before income taxes                            $           17,993                  $           10,148
                                                                    ===================                 ===================

               *SEE NOTE ON INVESTMENT IN UNCONSOLIDATED AFFILIATE-CASTLEPOINT


SUBSEQUENT EVENTS

      On April 10, 2007, the Company completed the acquisition of 100% of the issued and outstanding common stock of Preserver Group, Inc. ("Preserver"), a New Jersey corporation, pursuant to the Stock Purchase Agreement, dated as of November 13, 2006, by and among the Company, Preserver and the Sellers named therein. The Company paid a total of $65.0 million comprised of $34.2 million in cash considerations to the Sellers and a contribution of $30.8 million to the capital of Preserver to enable Preserver to repay the principal and accrued interest of indebtedness held by certain of the Sellers. As of March 31, 2007, the Company incurred $0.7 million of acquisition costs for legal, accounting and other costs that have been capitalized and recorded as other assets.

      On April 26, 2007, the Company's Board of Directors approved a quarterly dividend of $0.025 per share payable June 27, 2007 to stockholders of record as of June 15, 2007.

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

CONSOLIDATED RESULTS OF OPERATIONS

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                 2007                               2006
                                                          ------------------                  ------------------

                                                                              ($ in thousands)
               REVENUES
               EARNED PREMIUMS
               Gross premiums earned                      $         108,627                   $          76,616
               Less: ceded premiums earned                          (48,244)                            (19,360)
                                                          ------------------                  ------------------
               Net premiums earned                                   60,383                              57,256
                                                          ------------------                  ------------------
               Total commission and fee income                       15,996                               9,401
               Net investment income                                  7,955                               4,660
               Net realized investment losses                           (17)                               (145)
                                                          ------------------                  ------------------
               Total revenues                                        84,317                              71,172
                                                          ------------------                  ------------------
               EXPENSES
               Net loss and loss adjustment expenses                 33,910                              33,210
               Operating expenses                                    33,724                              26,464
               Interest expenses                                      2,084                               1,350
                                                          ------------------                  ------------------
               Total expenses                                        69,718                              61,024
                                                          ------------------                  ------------------
               Other income                                           3,394                                   -
               Income before taxes                                   17,993                              10,148
               Federal and state income taxes                         6,365                               3,638
                                                          ------------------                  ------------------
               NET INCOME                                 $          11,628                   $           6,510
                                                          ==================                  ==================
               KEY MEASURES
               Return on average equity                               23.8%                               17.7%

SIGNIFICANT EVENTS


      During the three months ended March 31, 2007, we completed a public offering of 2,704,000 shares of common stock, and the underwriters exercised the over-allotment option with respect to 340,600 shares of common stock that in total raised approximately $89.4 million in net proceeds for us. In addition, we issued $20.6 million of subordinated debentures. We also redeemed all 40,000 shares of our perpetual preferred stock for $40.0 million and used the remaining proceeds in connection with our April 10, 2007 acquisition of Preserver.

      We own 2,555,000 shares of CastlePoint that we sponsored and formed on February 6, 2006. On April 4, 2006 CastlePoint raised $249.9 million, net of expenses, in a private placement offering which reduced our ownership from 100.0% to 8.6%. On March 23, 2007, CastlePoint raised $114.8 million net of expenses in an initial public offering which reduced our investment ownership from 8.6% to 6.7%.

      As a result of the initial public offering, the book value of CastlePoint increased from $279.7 million as of December 31, 2006 to $401.3 million as of March 31, 2007. Accordingly, the carrying value of our investment in CastlePoint increased from $27.9 million as of December 31, 2006 to $31.3 million as of March 31, 2007, including a warrant we received from CastlePoint in 2006. In the three months ending March 31, 2007, we recorded a gain of $2.7 million in income before taxes on our common stock investment in CastlePoint in accordance with the Securities and Exchange Commission's staff bulletin ("SAB") No. 51-"ACCOUNTING FOR SALES OF STOCK BY A SUBSIDIARY".

  CONSOLIDATED RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2007 AND 2006

      TOTAL REVENUES. Total revenues increased by 18.5% to $84.3 million for the three months ended March 31, 2007 compared to $71.2 million for the same period in 2006. The increase is primarily due to the increases in net premiums earned, commission and fee income and net investment income. Net premiums earned represented 71.6% of total revenues for the three months ended March 31, 2007 compared to 80.4% for the same period in 2006. Net investment income, excluding realized capital losses or gains, represented 9.4% and 6.5% of total revenues for the three months ended March 31, 2007 and March 31, 2006, respectively. Total commission and fee income for the three months ended March 31, 2007 increased 70.2% to $16.0 million compared to $9.4 million for the three months ended March 31, 2006. We did not place quota share reinsurance for policies written during the first quarter in 2006 in expectation that CastlePoint Reinsurance, post formation, would agree to enter into a multi-year quota share reinsurance agreement. Therefore, the consolidated results of operations and the insurance segment underwriting results for the first quarter of 2006 reflect net underwriting results without quota share reinsurance with respect to policies that began in 2006. We entered into three multi-year quota share reinsurance agreements with CastlePoint Reinsurance on April 6, 2006. During the first quarter of 2007, in order to achieve our targeted net retention that is consistent with our hybrid business model, we increased the quota share ceding percentage to CastlePoint Reinsurance from 40% to 49%. The increase in the quota share ceding percentage contributed to the increase in commission and fee income.

      PREMIUMS EARNED. Net premiums earned increased by 5.5% to $60.4 million for the three months ended March 31, 2007 compared to $57.3 million for the same period in 2006. The 5.5% increase in net premiums earned was due to the 41.8% increase in gross premiums written for the three months ended March 31, 2007 compared to the same period last year that was offset by a 149.2% increase in ceded premiums earned in the three months ended March 31, 2007 compared to the same period last year. The increase in ceded premiums was due to our decision not to enter into a quota share reinsurance agreement for the three months ended March 31, 2006 compared to a 49% quota share agreement for the three months ended March 31, 2007. During the first quarter of 2006, we were in discussion with CastlePoint Reinsurance while it was in formation to enter into three multi-year quota share reinsurance agreements. CastlePoint Reinsurance was capitalized and formed on April 4, 2006 and the quota share reinsurance agreements were executed post formation on April 6, 2006.

      COMMISSION AND FEE INCOME. Total commission and fee income increased by 70.2% to $16.0 million in the first quarter of 2007 compared to $9.4 million in the first quarter of 2006. This was due to the increase in the ceding commission revenue earned as a result of the overall increase in ceded premiums earned as discussed above. In addition, commission and fee income includes other administration revenue of $0.3 million from services provided to and reimbursed by CastlePoint. For the three months ended March 31, 2007 the change in estimated sliding scale commission rate for commissions earned in prior periods in both the Insurance Segment and the Insurance Services Segment resulted in a net increase of $600,000 compared to $45,000 in the same period last year.

      NET INVESTMENT INCOME AND NET REALIZED LOSSES. Net investment income increased by 70.7% to $8.0 million for the three months ended March 31, 2007 compared to $4.7 million for the same period in 2006. This resulted from an increase in invested assets to $503.1 million as of March 31, 2007 compared to $379.6 million as of March 31, 2006. Net cash flows provided by operations of $20.3 million contributed to the increase in invested assets during the three months ended March 31, 2007 as well as cash flow provided by financing activities of $68.5 million as a result of our net proceeds from the issuance of subordinated debentures on January 25, 2007, an equity offering on January 26, 2007 and the exercise of the underwriters' over-allotment option on February 5, 2007 partially offset by the redemption of preferred stock. On a tax equivalent basis, the yield was 5.7% as of March 31, 2007 compared to 5.4% as of March 31, 2006.


      Net realized capital losses were $17,000 in the three months ended March 31, 2007 compared to $145,000 in the same period last year. The net realized capital losses in the same period last year were from the sale of automotive credit bonds and other securities.


      There was no impact on net realized losses or gains attributable to adjustments for other than temporary impairment of securities held during the three months ending March 31, 2007 and during the same period in 2006.

      LOSSES AND LOSS ADJUSTMENT EXPENSES. Gross loss and loss adjustment expenses and the gross loss ratio for both the Insurance and Reinsurance Segments combined for the three months ended March 31, 2007 were $57.3 million and 52.8%, respectively, compared to $43.3 million and 56.5%, respectively, in the same period in 2006. The net loss ratio for the combined segments was 56.2% in the three months ended March 31, 2007 and 58.0% in the same period in 2006. The decrease in the gross and net loss ratios in the first quarter of 2007 compared to the same period in 2006 was primarily due to lower than expected loss emergence for the property lines for the current accident year that resulted in lower loss ratios for property lines for the first quarter of 2007 compared to the same period in 2006 and 2006 price increases affecting earned premiums in 2007. However, the decrease in the net loss ratio was offset, in part, by the increase in the catastrophe reinsurance premiums ceded.

      OPERATING EXPENSES. Operating expenses increased by 27.4% to $33.7 million for the three months ended March 31, 2007 from $26.5 million for the same period in 2006. The increase was due primarily to an increase in underwriting expenses resulting from the growth in premiums earned and additional staffing expenses.

      INTEREST EXPENSE. Interest expense increased for the three months ended March 31, 2007 to $2.1 million compared to $1.4 million for the same period in 2006. The increase resulted from $0.3 million of interest expense from the $20.6 million of subordinated debentures issued on January 25, 2007, $0.5 million resulting from an increase in interest rates on the floating rate portions of our subordinated debentures partially offset by a decrease of $0.1 million as a result of crediting reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables.

      INCOME TAX EXPENSE. Income tax expense was $6.4 million for the three months ended March 31, 2007 compared to $3.6 million for the same period in 2006. The increase was due primarily to the increase in income before income taxes. The effective income tax rate was 35.4% for the three months ending March 31, 2007 compared to 35.8% for the same period in 2006.

      NET INCOME AND RETURN ON AVERAGE COMMON EQUITY. Net income and annualized return on average common equity was $11.6 million and 23.8%, respectively, for the three months ended March 31, 2007 compared to $6.5 million and 17.7%, respectively, for the same period in 2006. For the first quarter of 2007, the return was calculated by dividing annualized net income of $45.3 million, excluding preferred dividends, by an average common stockholders' equity of $190.5 million. For the first quarter of 2006, the return was calculated by dividing annualized net income of $26.0 million by an average common stockholders' equity of $146.9 million. As a result of the significant increase in stockholders' equity from our offering and over-allotment exercise in the quarter, average common stockholders' equity as of March 31, 2007 was calculated using a quarterly average for the twelve months ending March 31, 2007.




INSURANCE SEGMENT RESULTS OF OPERATIONS


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              2007                2006
                                                          -----------          ------------

                                                                  ($ in thousands)
REVENUES
PREMIUMS EARNED
      Gross premiums earned                                 $ 105,960           $  75,922
      Less: ceded premiums earned                             (48,210)            (19,333)
                                                          -----------          ------------
      Net premiums earned                                      57,750              56,589
Ceding commission revenue                                      14,234               7,302
Policy billing fees                                               302                 267
                                                          -----------          ------------
Total                                                          72,286              64,158


EXPENSES
LOSS AND LOSS ADJUSTMENT EXPENSES
      Gross loss and loss adjustment expenses                  55,877              42,916
      Less: ceded loss and loss adjustment expenses           (23,407)            (10,083)
                                                          -----------          ------------
      Net loss and loss adjustment expenses                    32,470              32,833
UNDERWRITING EXPENSES
      Direct commission expense                                17,684              12,325
      Other underwriting expenses                              13,567              11,074
                                                          -----------          ------------
Total underwriting expenses                                    31,251              23,399
                                                          -----------          ------------
UNDERWRITING PROFIT                                         $   8,565           $   7,926
                                                          ===========          ============

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              2007                2006
                                                          -----------          ------------
                                                                  ($ in thousands)
KEY MEASURES
PREMIUMS WRITTEN
       Gross premiums written                               $ 110,894           $  83,431
       Less: ceded premiums written                           (62,845)             (4,495)
                                                          ------------         ------------
       Net premiums written                                 $  48,049           $  78,936
                                                          ============         ============
LOSS RATIOS
Gross                                                            52.7%               56.5%
Net                                                              56.2%               58.0%
ACCIDENT YEAR LOSS RATIOS
Gross                                                            52.9%               57.6%
Net                                                              55.9%               58.9%
UNDERWRITING EXPENSE RATIOS
Gross                                                            29.2%               30.5%
Net                                                              28.9%               28.0%
COMBINED RATIOS
Gross                                                            81.9%               87.0%
Net                                                              85.1%               86.0%


INSURANCE  SEGMENT  RESULTS OF OPERATIONS  THREE MONTHS ENDED
MARCH 31, 2007 AND 2006


      GROSS PREMIUMS. Gross premiums written increased by 32.9% to $110.9 million for the three months ended March 31, 2007 compared to $83.4 million for the same period in 2006. Gross premiums earned increased by 39.6% to $106.0 million for the three months ended March 31, 2007 compared to $75.9 million for the same period in 2006. Policies in force increased 18.5% for the three months ended March 31, 2007 compared to the same period in 2006. Additionally, during the first quarter of 2007, premium increases on renewed business averaged 11.3% in personal lines and 2.1% in commercial lines. The retention rate was 90% for personal lines and 80% for commercial lines. Gross premiums earned was affected by the significant increase in gross premiums written in 2006 and the overall increase in gross premiums written through March 31, 2007 especially in our homeowners, commercial multi-peril and other liability lines.


      CEDED PREMIUMS. Ceded premiums written increased to $62.8 million for the three months ended March 31, 2007 compared to $4.5 million for the same period in 2006. The higher ceded premiums written in the three months ended March 31, 2007 was the result of a 49% quota share reinsurance agreement in place with CastlePoint Reinsurance as compared to no quota share reinsurance during the same period last year. As discussed previously under Consolidated Results of Operations, the ceding percentage to CastlePoint Reinsurance under the brokerage quota share agreement was increased from an expected 40% to 49% to transfer premiums that would have been transferred through pooling during the first quarter of 2007. During the first quarter of 2006, we were in discussions with CastlePoint Reinsurance while it was in formation to enter into a multi-year quota share reinsurance agreement that was executed post formation on April 1, 2006. During the three months ended March 31, 2007, we ceded quota share reinsurance premiums to CastlePoint Reinsurance of $51.1 million and excess of loss reinsurance and catastrophe premiums to CastlePoint Reinsurance of $1.2 million as compared to none in the same period last year.

      NET PREMIUMS. Net premiums written decreased by 39.1% to $48.0 million for the three months ended March 31, 2007 compared to $78.9 million for the same period in 2006. Although our gross premiums written increased by 32.9% in the first three months of 2007, the increase in ceded premiums written significantly lowered the net premiums written for the first three months of 2007 compared to the same period in 2006. As discussed above, we did not cede any quota share reinsurance in the first three months of 2006 pending the formation of CastlePoint Reinsurance. During the three months ended March 31, 2007, we ceded 49% to CastlePoint Reinsurance per our brokerage quota share reinsurance agreement. Net premiums earned increased by 2.1% to $57.8 million in the three months ended March 31, 2007 compared to $56.6 million in the same period in 2006. The increase in net premiums earned was less than the 39.6% increase in gross premiums earned as a result of the increase in ceded premiums earned. Our brokerage quota share reinsurance contracts covering policies written during the twelve months ending March 31, 2007 had a higher ceding percentage, generally 40%, than quota share reinsurance contracts covering policies written during the twelve months ending March 31, 2006, generally 25%.

      CEDING COMMISSION REVENUE. Offsetting the effect of lower net earned premiums was the increase in ceding commission revenue which increased by 94.9% to $14.2 million for the three months ended March 31, 2007 compared to $7.3 million for the same period in 2006. The growth was primarily due to the increase in the quota share ceding percentages referred to above. Ceded premiums earned under quota share reinsurance agreements increased 150% to $41.5 million in the first quarter of 2007 as compared to $16.6 million in the first quarter of 2006.

      LOSS AND LOSS ADJUSTMENT EXPENSES AND LOSS RATIO. Gross and net losses and loss adjustment expenses were $55.9 million and $32.5 million, respectively for the three months ended March 31, 2007 compared with $42.9 million and $32.8 million, respectively, for the same period in 2006. Our gross and net loss ratios were 52.7% and 56.2%, respectively, for the three months ended March 31, 2007 as compared with 56.5% and 58.0%, respectively, for the same period in 2006. The decrease in the net loss ratio in the first quarter of 2007 compared to the same period in 2006 was due to a decrease in the gross loss ratio. However, the effect of the decrease in the net loss ratio was offset in part by higher ceded catastrophe premiums. We ceded catastrophe reinsurance premiums equal to 5.6% of net premiums earned during the three months ended March 31, 2007 compared to 2.0% during the same period of 2006. Additionally, there was adverse development of $182,000 from prior years' reserves in the first quarter of 2007 compared to favorable development of $502,000 in the same period of 2006. Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing agreement between TICNY, TNIC and TRM. See "-Insurance Services Segment Results of Operations" for the amounts of claims reimbursements.

      UNDERWRITING EXPENSES AND UNDERWRITING EXPENSE RATIO. Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $31.3 million for the three months ended March 31, 2007 as compared with $23.4 million for the same period in 2006. Our gross expense ratio was 29.2% for the three months ended March 31, 2007 as compared with 30.5% for the same period in 2006.

      The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 16.7% for the three months ended March 31, 2007, as compared with 16.2% for the same period in 2006. The higher ratio was attributable to a change in estimated profit commission adjustment of $0.5 million recognized in the first three months in 2007.

      The underwriting expense portion of the gross expense ratio was 12.5% for the three months ended March 31, 2007 as compared to 14.2% for the same period in 2006. Although underwriting expenses increased due to the growth in premium volume, the other underwriting expense portion increased at a lower rate that the increase in gross premiums earned reflecting greater economies of scale. Additionally, the board, bureaus and taxes portion of expenses decreased as a result of a workers compensation fund assessment adjustment of $0.6 million due to an overestimation of this accrual in a prior period.

      The net underwriting expense ratio which reflects the benefits of ceding commission revenue that lowers the gross expense ratio was 28.9% for the three months ended March 31, 2007 as compared to 28.0% for the same period in 2006. Although ceding commission revenue in the first three months of 2007 increased 94.9% as compared to the same period last year the ceding commission rate was lower this quarter than in the first quarter of 2006. The increase in net premiums earned of 2.1% was affected by higher catastrophe ceded premiums. Together these factors reduced the benefit of ceding commission revenue on the net expense ratio.

      UNDERWRITING PROFIT AND COMBINED RATIO. The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $8.6 million in the first quarter of 2007 and $7.9 million in the same period in 2006. The gross combined ratio was 81.9% for the three months ended March 31, 2007 as compared with 87.0% for the same period in 2006. The decrease in the gross combined ratio in the first quarter of 2007 resulted from a decrease in both the gross loss ratio and the gross underwriting expense ratio as discussed below. The net combined ratio was 85.1% for the three months ended March 31, 2007 as compared to 86.0% for the same period in 2006. The decrease in the net combined ratio resulted from a decrease in the net loss ratio.

REINSURANCE SEGMENT RESULTS OF OPERATIONS

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             2007               2006
                                                          ----------         ---------
                                                                  ($ in thousands)
REVENUES
PREMIUMS EARNED
      Gross premiums earned                               $   2,667          $     694
      Less: ceded premiums earned                               (34)               (27)
                                                          ----------         ---------
      Net premiums earned                                     2,633                667

EXPENSES
LOSS AND LOSS ADJUSTMENT EXPENSES
      Gross loss and loss adjustment expenses                 1,465                396
      Less: ceded loss and loss adjustment expenses             (25)               (19)
                                                          ----------         ---------
      Net loss and loss adjustment expenses                   1,440                377
UNDERWRITING EXPENSES
      Direct commission expense                                 945                152
      Other underwriting expenses                               341                101
                                                          ----------         ---------
Total underwriting expenses                                   1,286                253
                                                          ----------         ---------
UNDERWRITING (LOSS) PROFIT                                $     (93)         $      37
                                                          ==========         =========
KEY MEASURES
PREMIUMS WRITTEN
       Gross premiums written                             $     (14)         $   3,942
       Less: ceded premiums written                              (3)                --
                                                          ----------         ---------
       Net premiums written                               $     (17)         $   3,942
                                                          ==========         =========
LOSS RATIOS
Gross                                                          54.9%              57.1%
Net                                                            54.7%              56.5%
ACCIDENT YEAR LOSS RATIOS
Gross                                                          61.1%              59.9%
Net                                                            61.9%              60.0%
UNDERWRITING EXPENSE RATIOS
Gross                                                          48.2%              36.5%
Net                                                            48.8%              38.0%
COMBINED RATIOS
Gross                                                         103.1%              93.5%
Net                                                           103.5%              94.5%


REINSURANCE  SEGMENT RESULTS OF OPERATIONS THREE MONTHS ENDED
MARCH 31, 2007 AND 2006


      GROSS PREMIUMS. Gross premiums written were negative $14,000 due to returned premiums for the three months ended March 31, 2007 as compared to $3.9 million for the same period in 2006. The 2007 decrease was the result of our decision in the first three months of 2007 not to produce any premiums in TRM. In 2006, all of the premiums produced by TRM were substantially assumed by TICNY or TNIC in the Insurance Segment. Gross premiums earned increased to $2.7 million from $0.7 million in the first quarter of 2006 due to the significant increase in gross premiums written in 2006 and earned in the first three months of 2007.


      NET PREMIUMS. For the reasons discussed above with respect to gross premiums, net premiums written decreased to a negative $17,000, also reflecting returned premiums as compared to the same period last year, during which TICNY assumed substantially all of the $4.0 million of the premiums placed by TRM. Net premiums earned increased to $2.6 million for the three months ended March 31, 2007 as compared to $0.7 million for the same period in 2006 for the same reason as explained above with respect to gross premiums earned as there is little reinsurance placed on this business.

      LOSS AND LOSS ADJUSTMENT EXPENSES AND LOSS RATIO. Gross losses and loss adjustment expenses were $1.5 million for the three months ended March 31, 2007 compared to $0.4 million for the same period in 2006. Net losses and loss adjustment expenses were $1.4 million for the three months ended March 31, 2007 compared to $0.4 million for the same period in 2006. Our gross and net loss ratios were 54.9% and 54.7%, respectively for the three months ended March 31, 2007 as compared with 57.1% and 56.5%, respectively, for the same period in 2006. The Reinsurance Segment had $187,000 favorable development from prior years' reserves in three months ended March 31, 2007 as compared to $23,000 favorable development in the same period last year.

      UNDERWRITING EXPENSES AND UNDERWRITING EXPENSE RATIO. Underwriting expenses for the reinsurance segment are comprised of ceding commission expense paid to TRM's issuing companies and other third party reinsurers to acquire gross premiums and this segment's allocated share of our other underwriting expenses. Gross underwriting expenses and the gross underwriting expense ratio increased for the three months ended March 31, 2007 to $1.3 million and 48.2%, respectively, as compared to $0.3 million and 36.5%, respectively, for the same period in 2006. These increases resulted from an average commission incurred of 35% in the first three months of 2007 compared to an average commission incurred of 22% in the same period last year. In the three months ending March 31, 2006 this segment assumed premiums on an excess of loss basis which did not incur a commission payment.

      UNDERWRITING PROFIT AND COMBINED RATIO. The underwriting loss from assumed reinsurance for the first quarter of 2007 was $93,000 compared to an underwriting profit of $37,000 for the first quarter of 2006. The net combined ratio was 103.5% for the first quarter of 2007 compared to 94.5% for the first quarter of 2006. The higher net combined ratio for the first quarter of 2007 was the result of the increased net underwriting expense ratio as explained above. The gross combined ratio increased to 103.1% for the first quarter of 2007 compared to 93.5% for the first quarter of 2006. The gross loss ratio improved as a result of favorable development in prior years' reserves whereas the gross expense ratio increased as a result of higher commission expense.



INSURANCE SERVICES SEGMENT RESULTS OF OPERATIONS


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                2007             2006
                                                              ---------        ----------
                                                                     ($ in thousands)

REVENUES
Direct commission revenue from managing general agency          $   488          $   806
Claims administration revenue                                       565              962
Other administrative revenue(1)                                     251               --
Reinsurance intermediary fees(2)                                    156               61
Policy billing fees                                                  --                3
                                                              ---------        ----------
TOTAL REVENUES                                                    1,460            1,832
                                                              ---------        ----------
EXPENSES
Direct commissions expense paid to producers                          7              603
Other insurance services expenses(3)                                257              237
Claims expense reimbursement to TICNY                               565              958
                                                              ---------        ----------
TOTAL EXPENSES                                                      829            1,798
                                                              ---------        ----------
INSURANCE SERVICES PRE-TAX INCOME                               $   631          $    34
                                                              =========        ==========
Premiums produced by TRM on behalf of issuing companies         $   (55)         $ 4,028
                                                              =========        ==========

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

INSURANCE SERVICES SEGMENT RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2007 AND 2006

     TOTAL REVENUES. Total revenues for the insurance services segment were $1.5 million for the three months ended March 31, 2007 as compared with $1.8 million for the same period in 2006. The principal components of total revenues for our insurance services segment are direct commission revenue, claims administration revenue, other administration revenue and reinsurance intermediary fees. The decrease in total revenues was primarily due to direct commission revenue that decreased by 39.5% to $0.5 million for the first quarter of 2007 compared to $0.8 million for the first quarter of 2006. Claims administration revenue decreased by 41.3% to $0.6 million for the first quarter of 2007 as compared to $1.0 million for the first quarter of 2006 as a result of fewer hours associated with claims handled on behalf of issuing carriers. These amounts were partially offset by a 155.7% increase in reinsurance intermediary fees of $0.2 million compared to $61,000 in the same period last year and other administration revenue of $0.3 million in the first quarter of 2007 compared to none in the same period last year. Other administration includes reimbursements from CastlePoint per our service and expense sharing agreement that we entered into in 2006 to provide underwriting, claims, legal and other corporate services, such as human resources and information technology.

      Direct commission revenue is dependent upon the premiums and losses on business produced by TRM on behalf of its issuing companies. For the first quarter of 2007 direct commission revenues decreased by 39.5% to $0.5 million compared to $0.8 million for the first quarter of 2006 as a result of our decision to renew policies in our Insurance Segment that were previously produced in the Insurance Services Segment. Premiums produced by TRM decreased by 101.4% to a negative $55,000 in the first quarter of 2007 which represents returned premiums produced as compared to $4.0 million of premiums produced in the same period last year. There was an increase in direct commission revenue of $501,000 in the first quarter of 2007 as a result of favorable loss development on the premiums produced in prior years compared to a decrease in direct commission revenue of $348,000 in the same period of 2006 from unfavorable loss development on premiums produced in prior years.

      DIRECT COMMISSION EXPENSE. TRM's direct commission expense ratio was negative 12.7 % for the first quarter of 2007 due to returned premiums produced as compared to 15.0% for the first quarter of 2006.

      OTHER INSURANCE SERVICES EXPENSES. The amount of reimbursement for underwriting expenses by TRM to TICNY in the first quarter of 2007 was $0.3 million as compared to $0.2 million in the first quarter of 2006. The decrease resulted from our decision to renew policies in the insurance segment in the first quarter of 2007.

      CLAIMS EXPENSE REIMBURSEMENT. The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY in the first quarter of 2007 was $0.6 million as compared to $1.0 million in the first quarter of 2006 due to a decrease in the number of claims handled.

      PRE-TAX INCOME. Pre-tax income in the first quarter of 2007 increased to $631,000 as compared to $34,000 in the first quarter of 2006. The increase was due to direct commission revenue arising from favorable loss development on prior years' premium of $501,000 whereas there was a reduction in direct commission revenue of $348,000 in the first quarter of 2006.

o LIQUIDITY AND CAPITAL RESOURCES

      CASH FLOWS. Cash flow needs at the holding company level are primarily for dividends to our stockholders and interest payments on $88.7 million of subordinated debentures.

      For the three months ended March 31, 2007 net cash provided by operating activities in our insurance operations was $20.3 million compared to $38.8 million for the same period in 2006. Although the increase in gross premiums written and collected increased operating cash flow for the three months ended March 31, 2007 as compared to the same quarter in 2006, the increase in quota share ceding percentage to 49% as compared to no quota share ceded premiums in the first quarter of 2006 reduced the effect of higher collected premiums on operating cash flow in this quarter as compared to the first quarter of 2006.

      During the three months ended March 31, 2007, we had $42.0 million of net cash flows used in investing activities that were funded from operating and financing cash flow activities. The most significant impact from this activity was an increase in the mortgage-backed and corporate bond sectors.

       The net cash flows provided from financing activity was $68.5 million as of March 31, 2007 and included the net proceeds from the issuance of $20.6 million in subordinated debentures on January 25, 2007, the $89.4 million of net proceeds from the January 26, 2007 equity offering and the related exercise of the underwriters' over-allotment option. These amounts were partially offset by the January 26, 2007 redemption of our 40,000 shares of perpetual preferred stock for $40.0 million. We used a portion of the net proceeds to acquire Preserver Group, Inc. on April 10, 2007.

      Our operating subsidiaries' primary sources of cash are net premiums received, commission and fee income, net investment income and proceeds from the sale and redemption of both equity and fixed-maturity investments. Cash is used to pay claims, commissions and operating expenses, to purchase investments and to pay dividends to the holding company. TICNY and TNIC are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. As of March 31, 2007, the maximum amount of distributions that TICNY could pay to its parent without approval of the New York State Insurance Department was $15.5 million. As of March 31, 2007, the maximum dividend TNIC could pay to its parent was zero.

SUBORDINATED DEBENTURES

      On January 25, 2007, we participated in a private placement of $20.0 million of fixed/floating rate capital securities (the "Trust Preferred Securities") issued by Tower Group Statutory Trust VI (the "Trust"), an affiliated Delaware trust formed on January 11, 2007. The Trust Preferred Securities mature in April 2036, are redeemable at our option at par beginning April 7, 2011, and require quarterly distributions of interest by the Trust to the holder of the Trust Preferred Securities. Interest distributions are initially at a fixed rate of 8.155% for the first five years and will then reset quarterly for changes in the three-month London Interbank Offered Rate ("LIBOR") plus 300 basis points. The Trust simultaneously issued 619 of the Trust's common securities to us for a purchase price of $0.6 million, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the Trust Preferred Securities and common securities to purchase for $20.6 million a junior subordinated debt security due 2037 issued by us. We do not consolidate interest in its statutory business trusts for which we hold 100% of the common trust securities because we are not the primary beneficiary of the trusts. We report the outstanding subordinated debentures owed to the statutory business trusts as a liability. The net proceeds we received from the sale of the debenture to the Trust were used by us to partially redeem a portion of our perpetual preferred stock. We incurred $0.4 million of fees related to the issuance of these subordinated debentures.

INVESTMENTS

      Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of March 31, 2007, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. We determined that we did not hold any investments that would have been considered other than temporarily impaired.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk relates to changes in the value of financial instruments that arise from adverse movements in factors such as interest rates and equity prices. We are exposed mainly to changes in interest rates that affect the fair value of our investments in securities.

o           SENSITIVITY ANALYSIS

      Sensitivity analysis is a measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In our sensitivity analysis model, we select a hypothetical change in market rates that reflects what we believe are reasonably possible near-term changes in those rates. The term "near-term" means a period of time going forward up to one year from the date of the consolidated financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical changes in fair value.

      In this sensitivity analysis model, we use fair values to measure our potential loss. The sensitivity analysis model includes fixed maturities and short-term investments.

      For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of March 31, 2007.

      The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of March 31, 2007:


                                          ESTIMATED INCREASE            ESTIMATED PERCENTAGE
                                       (DECREASE) IN FAIR VALUE         INCREASE (DECREASE)
CHANGE IN INTEREST RATE                    ($ IN THOUSANDS)               IN FAIR VALUE
--------------------------------   ----------------------------      --------------------------
300 basis point rise                            (59,200)                     -13.0%
200 basis rise                                  (40,095)                      -8.8%
100 basis rise                                  (20,220)                      -4.4%
As of March 31, 2007                                  0                        0.0%
50 basis point decline                            9,894                        2.2%
100 basis point decline                          19,484                        4.3%

      The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $20.2 million or 4.4% based on a 100 basis point increase in interest rates as of March 31, 2007. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities, which constituted approximately 89.3% of our total invested assets as of March 31, 2007.


      As of March 31, 2007 we had a total of $44.3 million of outstanding floating rate debt all of which are outstanding subordinated debentures underlying trust securities issued by our wholly owned statutory business trusts carrying an interest rate that is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase.



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

      There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.




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








                                                                              TOWER GROUP, INC.
                                                                ---------------------------------------------------
                                                                                      Registrant





      Date:          MAY 4, 2007                                  /S/              MICHAEL H. LEE
            ------------------------------------------------    ---------------------------------------------------
                                                                                       Michael H. Lee
                                                                                   Chairman of the Board,
                                                                President and Chief Executive Officer





      Date:          MAY 4, 2007                                  /S/          FRANCIS M. COLALUCCI
            ------------------------------------------------    ---------------------------------------------------
                                                                                    Francis M. Colalucci
                                                                                    Senior Vice President,
                                                                           Chief Financial Officer and Treasurer