Form 10-Q
period 2007-06-30
Tower Group, Inc.
filed 2007-08-03
CIK 1289592

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________


Commission file no. 000-50990

                                Tower Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                        13-3894120
-------------------------------         ----------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


            120 Broadway, 31st Floor
                 New York, NY                              10271
     ----------------------------------------           ----------
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

                                                                   Yes|_| No |X|

The aggregate market value of the registrant's common stock held by non-affiliates on June 29, 2007 (based on the closing price on the Nasdaq on such date was approximately $646,552,454.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,192,002 shares of common stock, par value $0.01 per share, as of August 1, 2007.

                                                                                                       PAGE

PART I  FINANCIAL INFORMATION

Item 1. Financial statements

        Consolidated Balance Sheets - June 30, 2007 (unaudited) and December 31, 2006                    1

        Consolidated Statements of Income and Comprehensive Net Income
                - Three months ended June 30, 2007 and 2006 (unaudited)                                  2
                - Six months ended June 30, 2007 and 2006 (unaudited)                                    2

        Consolidated Statements of Cash Flows
                - Three months ended June 30, 2007 and 2006 (unaudited)                                  3
                - Six months ended June 30, 2007 and 2006 (unaudited)                                    3

        Notes to Consolidated Financial Statements (unaudited)                                           4


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations           17


Item 3. Quantitative and Qualitative Disclosures About Market Risk                                      33


Item 4. Controls and Procedures                                                                         34



PART II OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders                                             34


Item 6. Exhibits                                                                                        34


SIGNATURES                                                                                              35

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                Tower Group, Inc.
                           Consolidated Balance Sheets

                                                                       (Unaudited)
                                                                       June 30, 2007  December 31, 2006
                                                                      -----------------------------------
                                                                      ($ in thousands, except par value
                                                                               and share amounts)
Assets
Fixed-maturity securities, available-for-sale, at fair value
 (amortized cost $578,003 at June 30, 2007 and $416,642 at December
 31, 2006)                                                            $      566,837     $       414,567
Equity securities, available-for-sale, at fair value (cost $59,312
 at June 30, 2007 and $47,971 at December 31, 2006)                           58,756              49,453
                                                                      -----------------------------------
    Total investments                                                        625,593             464,020
Cash and cash equivalents                                                     64,969             100,598
Investment income receivable                                                   6,453               4,767
Agents' balances receivable                                                   97,701              65,578
Assumed premiums receivable                                                    1,763                  77
Ceding commission receivable                                                   4,355               3,237
Reinsurance recoverable                                                      186,859             118,003
Receivable - claims paid by agency                                             7,779               5,186
Prepaid reinsurance premiums                                                 136,105              94,063
Deferred acquisition costs net of deferred ceding commission revenue          40,118              35,811
Federal and state taxes recoverable                                            1,910                   -
Deferred Income taxes                                                         19,015                   -
Intangible assets                                                             22,314               5,423
Goodwill                                                                       9,608                   -
Fixed assets, net of accumulated depreciation                                 29,015              20,563
Investment in unconsolidated affiliate                                        31,459              27,944
Investment in statutory business trusts, equity method                         3,036               2,045
Other assets                                                                   8,505               6,767
                                                                      -----------------------------------
    Total Assets                                                      $    1,296,557     $       954,082
                                                                      ===================================
Liabilities
Loss and loss adjustment expenses                                     $      468,910     $       302,541
Unearned premium                                                             290,012             227,017
Reinsurance balances payable                                                  61,051              38,560
Payable to issuing carriers                                                    5,919                 662
Funds held as agent                                                            6,073               8,181
Funds held under reinsurance agreements                                       44,641              51,527
Accounts payable and accrued expenses                                         15,638              18,267
Deferred rent liability                                                        7,371               6,295
Payable for securities                                                         1,836               2,922
Other liabilities                                                              3,645               3,515
Federal and state income taxes payable                                             -               1,163
Deferred income taxes                                                              -               1,255
Dividends payable                                                                  -                 212
Subordinated debentures                                                      101,036              68,045
                                                                      -----------------------------------
   Total Liabilities                                                       1,006,132             730,162
                                                                      -----------------------------------
Stockholders' Equity
Series A perpetual preferred stock ($0.01 par value per share;
 2,000,000 shares authorized; no shares issued and outstanding at June
 30, 2007; 40,000 shares issued and outstanding at December 31, 2006;
 liquidation preference of $1,000 per share, net of $0.4 million of
 issuance costs)                                                                   -              39,600
Common stock ($0.01 par value per share; 40,000,000 shares authorized,
 23,212,686 and 20,005,758 shares issued at June 30, 2007 and December
 31, 2006, respectively, and 23,191,070 and 19,980,306 shares
 outstanding at June 30, 2007 and December 31, 2006, respectively)               232                 200
Paid-in-capital                                                              204,661             113,168
Accumulated other comprehensive net loss                                      (7,927)               (437)
Retained earnings                                                             93,759              71,596
Treasury stock (21,616 shares at June 30, 2007 and 25,452 at December
 31, 2006)                                                                      (300)               (207)
                                                                      -----------------------------------
   Total Stockholders' Equity                                                290,425             223,920
                                                                      -----------------------------------
   Total Liabilities and Stockholders' Equity                         $    1,296,557     $       954,082
                                                                      ===================================

        See accompanying notes to the consolidated financial statements.

                                Tower Group, Inc.
                      Consolidated Statements of Income and
                            Comprehensive Net Income
                                   (Unaudited)

                                                    Three Months Ended                 Six Months Ended
                                                         June 30,                          June 30,
                                            --------------------------------------------------------------------
                                                  2007             2006             2007             2006
                                            --------------------------------------------------------------------
                                                    ($ in thousands, except share and per share amounts)
 Revenues
    Net premiums earned                     $         74,035 $         59,286 $        134,418 $        116,542
    Ceding commission revenue                         17,032           10,077           31,266           17,379
    Insurance services revenue                         1,639            2,202            3,099            4,031
    Net investment income                              9,446            5,292           17,401            9,952
    Net realized gains (losses) on
     investments                                          89               29               72             (116)
    Policy billing fees                                  543              274              845              544
                                            --------------------------------------------------------------------
      Total revenues                                 102,784           77,160          187,101          148,332
                                            --------------------------------------------------------------------
 Expenses
    Loss and loss adjustment expenses                 40,611           41,424           74,521           74,634
    Direct commission expense                         21,808           15,265           40,443           28,345
    Other operating expenses                          19,432           12,207           34,521           25,591
    Interest expense                                   2,446            1,853            4,530            3,203
                                            --------------------------------------------------------------------
      Total expenses                                  84,297           70,749          154,015          131,773
                                            --------------------------------------------------------------------

Other Income
    Equity income in unconsolidated
     affiliate                                           734              (54)           1,423              (54)
    Gain from issuance of common stock of
     unconsolidated affiliate                              -            7,883            2,705            7,883
    Warrant received from unconsolidated
     affiliate                                             -            4,605                -            4,605
                                            --------------------------------------------------------------------
      Income before income taxes                      19,221           18,845           37,214           28,993
      Income tax expense                               6,842            6,560           13,207           10,198
                                            --------------------------------------------------------------------
      Net income                            $         12,379 $         12,285 $         24,007 $         18,795
                                            ====================================================================

 Comprehensive Net Income
    Net income                              $         12,379 $         12,285 $         24,007 $         18,795
    Other comprehensive income:
      Gross unrealized investment holding
       losses arising during period                  (11,575)          (2,478)         (11,029)          (5,877)
      Equity in net unrealized gains in
       investment in unconsolidated
       affiliate's investment portfolio                 (477)            (112)            (422)            (112)
       Less: reclassification adjustment for
        net realized losses (gains) included
        in net income                                    (89)             (29)             (72)             116
                                            --------------------------------------------------------------------
                                                     (12,141)          (2,619)         (11,523)          (5,873)
      Income tax benefit related to items of
       other comprehensive income                      4,249              917            4,033            1,998
                                            --------------------------------------------------------------------
      Total other comprehensive net loss              (7,892)          (1,702)          (7,490)          (3,875)
                                            --------------------------------------------------------------------
         Comprehensive Net Income           $          4,487 $         10,583 $         16,517 $         14,920
                                            ====================================================================

 Earnings Per Share
    Basic earnings per common share         $           0.54 $           0.62 $           1.04 $           0.95
                                            ====================================================================
    Diluted earnings per common share       $           0.53 $           0.61 $           1.03 $           0.93
                                            ====================================================================

 Weighted Average Common Shares Outstanding:
    Basic                                         22,895,783       19,742,004       22,442,345       19,713,453
    Diluted                                       23,169,573       20,265,054       22,729,005       20,241,611

 Dividends declared and paid per common
  share:
      Common stock                          $          0.025 $          0.025 $          0.050 $          0.050

        See accompanying notes to the consolidated financial statements.

                                Tower Group, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    Three Months Ended                 Six Months Ended
                                                         June 30,                          June 30,
                                            --------------------------------------------------------------------
                                                  2007             2006             2007             2006
                                            --------------------------------------------------------------------
                                                                      ($ in thousands)
Cash flows from operating activities:
Net income                                  $         12,379 $         12,285 $         24,007 $         18,795
Adjustments to reconcile net income to net
 cash provided by operations:
   Gain from IPO of common shares of
    unconsolidated affiliate                               -                -           (2,705)               -
   Gain on sale of investments                           (89)             (29)             (72)             116
   Depreciation                                        2,101            1,038            3,562            1,963
   Amortization of intangible assets                     308              103              399              206
   Amortization of bond premium or discount              151              187              354              468
   Amortization of debt issuance costs                    16               14               32               24
   Amortization of restricted stock                      712              190            1,001              342
   Deferred income taxes                                 (56)          (2,140)            (651)            (335)
(Increase) decrease in assets:
   Investment income receivable                         (421)            (493)            (441)            (720)
   Agents' balances receivable                       (10,713)         (12,648)          (3,333)          (8,303)
   Assumed premiums receivable                         1,478           (3,497)          (1,686)          (5,907)
   Ceding commissions receivable                        (920)           8,727           (1,118)           8,727
   Reinsurance recoverable                           (13,826)           9,422          (31,539)           7,966
   Prepaid reinsurance premiums                      (21,881)         (45,074)         (38,079)         (30,130)
   Deferred acquisition costs, net                     4,862            5,935            9,647           (3,663)
   Intangible assets                                       -              (30)               -              (30)
   Equity in unconsolidated affiliate                   (734)              54           (1,423)              54
   Gain on issuance of common shares by
    unconsolidated affiliate                               -           (7,883)               -           (7,883)
   Warrant received from unconsolidated
    affiliate                                              -           (4,605)               -           (4,605)
   Excess tax benefits from share-based
    payment arrangements                                (894)            (650)            (959)            (650)
   Other assets                                          468             (327)            (516)          (2,531)
Increase (decrease) in liabilities:
   Loss and loss adjustment expenses                  20,793           34,486           52,021           55,688
   Unearned premium                                   18,018           31,263           20,271           41,939
   Reinsurance balances payable                        6,203           23,669           17,689           13,921
   Payable to issuing carriers                         5,919           (2,445)           5,257           (1,667)
   Accounts payable and accrued expenses                (959)             258          (10,848)          (1,193)
   Deferred rent                                         (88)               -            1,076                -
   Federal and state income taxes payable             (7,863)           2,385           (3,073)           3,236
   Funds held under reinsurance agreements            (5,335)          (2,364)          (8,994)             754
                                            --------------------------------------------------------------------
Net cash flows provided by operations                  9,629           47,831           29,879           86,582
                                            --------------------------------------------------------------------
Cash flows used in investing activities:
Acquisition of Preserver Group Inc.                  (66,233)               -          (66,233)               -
Preserver transaction costs                           (4,729)               -           (4,729)               -
Purchase of fixed assets                              (3,210)          (3,666)          (6,552)          (5,070)
Investment in unconsolidated affiliate                   487          (14,528)             613          (14,528)
Purchases of investments:
   Fixed-maturity securities                         (60,109)         (25,095)        (135,312)         (71,974)
   Equity securities                                 (11,317)            (389)         (13,887)            (633)
Sale of investments:
   Fixed-maturity securities                          34,527            5,091           70,518           28,212
   Equity securities                                     775                -            3,776                -
                                            --------------------------------------------------------------------
Net cash flows used in investing activities         (109,809)         (38,587)        (151,806)         (63,993)
                                            --------------------------------------------------------------------
Cash flows provided by financing activities:
Redemption of preferred stock                              -                -          (40,000)               -
Proceeds from subordinated debentures                      -                -           20,619           20,619
Purchase of common trust securities -
 statutory business trusts                                 -                -             (619)            (619)
Dividends paid                                          (573)            (496)          (1,655)            (988)
Exercise of stock options                                917              778            1,010              885
Excess tax benefits from share-based payment
 arrangements                                            894              650              959              650
Equity offering and overallotment, net of
 issuance costs                                          (21)               -           89,366                -
Stock repurchase                                          55              (67)              55              (67)
                                            --------------------------------------------------------------------
Net cash flows provided by financing
 activities                                            1,272              865           69,735           20,480
                                            --------------------------------------------------------------------
(Decrease) increase in cash and cash
 equivalents                                         (98,908)          10,109          (52,192)          43,069
Cash and cash equivalents, beginning of
 period                                              163,877           71,720          117,161           38,760
                                            --------------------------------------------------------------------
Cash and cash equivalents, end of period    $         64,969 $         81,829 $         64,969 $         81,829
                                            ====================================================================
Supplemental disclosures of cash flow
 information:
 Cash paid for income taxes                 $         14,095 $          6,338 $         15,172 $          7,324
 Cash paid for interest                     $          2,366 $            967 $          3,792 $          1,905

        See accompanying notes to the consolidated financial statements.

                                Tower Group, Inc.
             Notes to Consolidated Financial Statements (Unaudited)

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the information and disclosures required by generally accepted accounting principles ("GAAP") in the Unites States of America. These statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2006 and notes thereto included in the Company's Annual Report on Form 10-K filed on March 8, 2007. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company's financial position and results of operations. The results of operations for the three months and six months ended June 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements as of June 30, 2007 include the accounts of Tower Group, Inc. (the "Company"), its wholly owned subsidiaries Tower Insurance Company of New York ("TICNY"), Tower National Insurance Company ("TNIC"), Tower Risk Management Corp. ("TRM"), Preserver Group, Inc. ("Preserver") and its subsidiaries, Preserver Insurance Company ("PIC"), Mountain Valley Indemnity Company ("MV") and North East Insurance Company ("NE"), and other entities required by GAAP. All significant inter-company balances have been eliminated. Business segment results are presented net of all material inter-segment transactions.

Acquisition of Preserver Group Inc.

     On April 10, 2007, the Company completed the acquisition of 100% of the issued and outstanding common stock of Preserver, a New Jersey corporation, pursuant to the stock purchase agreement ("the Agreement"), dated as of November 13, 2006, by and among the Company, Preserver and the Sellers named therein. The acquisition was accounted for using the purchase method in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. Under the terms of the Agreement, the Company acquired Preserver for approximately $64.9 million comprised of $34.1 million in cash paid to the Sellers and a contribution of $30.8 million to the capital of Preserver to enable Preserver to repay the principal and accrued interest on indebtedness held by certain of the Sellers.

     In accordance with SFAS No. 141, the cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition, with the amounts exceeding the fair value recorded as goodwill. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, fixed assets, and deferred taxes. The valuations will be finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangibles and goodwill. The results of operations of Preserver have been included in the Company's consolidated financial statements since the acquisition date of April 10, 2007.

     Selected unaudited pro forma results of operations assuming the acquisition had occurred as of January 1, 2006, are set forth below:

                                               Three Months Ended June 30,        Six months ended June 30,
                                            ---------------------------------------------------------------------
                                                  2007              2006              2007              2006
                                            ---------------------------------------------------------------------
                                                         ($ in thousands , except per share amounts)

Total revenue                               $       105,013   $        98,334   $       209,654   $       190,842
Net income                                           11,133            12,851            22,688            20,000
Net income per common share-basic           $          0.49   $          0.56   $          0.98   $          0.88
Net income per common share-diluted         $          0.48   $          0.56   $          0.98   $          0.87

     The above pro forma results are presented for information purposes only and may not be indicative of the operating results that would have occurred had this acquisition been consummated as of the beginning of 2006.

     The following unaudited condensed balance sheet presents assets acquired and liabilities assumed with the acquisition of Preserver on April 10, 2007, based on their fair values ($ in thousands):

Assets
Investments                                         $   98,079
Cash & cash equivalents                                 16,563
Accounts receivable                                     30,035
Reinsurance recoverable                                 39,910
Deferred acquisition costs, net                         13,954
Fixed assets                                             5,462
Goodwill                                                 9,608
Intangibles                                             17,290
Deferred income taxes                                   15,724
Other assets                                             5,846
                                                    ----------
Total Assets                                        $  252,471
                                                    ==========

Loss and loss adjustment expenses                   $  114,348
Unearned premiums                                       42,723
Accounts payable and accrued expenses                   16,795
Subordinated debentures                                 12,372
                                                    ----------
Total liabilities                                      186,238
                                                    ----------
Total Stockholders' equity                              66,233
                                                    ----------
Total Liabilities & Stockholders' equity            $  252,471
                                                    ==========

     Preserver's stockholders' equity on April 10, 2007 was $66.2 million, which includes the purchase price of $64.9 million plus an additional $1.3 million for Tower's direct transaction costs.

     The base purchase price was reduced by the amount (net of taxes) of certain expenses paid by Preserver in connection with the transaction including amounts that were paid or payable to officers, directors and employees of Preserver in connection with legal and financial advisor fees and the sale of Preserver. The amount of this reduction was approximately $3.3 million. An additional purchase price may be payable approximately three years following the closing if Preserver has favorable development on its June 30, 2006 reserves for losses and loss adjustment expenses. The amount of this additional purchase price will be 65% of any such favorable development but will not exceed $13 million.

     Prior to closing the acquisition of Preserver on April 10, 2007, the Company formulated a plan to terminate a number of employees of Preserver primarily working in the underwriting, operations, and information technology areas. The Company accrued a liability as of the closing date, in accordance with Emerging Issues Task Force, ("EITF"), number 95-3 in the amount of $500,000 representing severance costs, including employee benefits of the terminated employees. The Company expects that all planned terminations will be completed by the end of 2007.

Equity Offering

     On January 22, 2007, the Company signed an underwriting agreement providing for the issuance and sale of 2,704,000 shares of common stock at a price of $31.25 per share, less underwriting discounts, and granted to the underwriters an option to purchase of up to 405,600 additional shares of common stock at the same price to cover over-allotments.

     On January 26, 2007, the Company closed on its sale of 2,704,000 shares of common stock. On February 5, 2007 the underwriters exercised their over-allotment option with respect to 340,600 shares of common stock. The Company received aggregate net proceeds from the offering and over-allotment option, after underwriting discounts and expenses of approximately $89.4 million.

Subordinated Debentures

     On January 25, 2007, the Company participated in a private placement of $20.0 million of fixed/floating rate capital securities (the "Trust Preferred Securities") issued by Tower Group Statutory Trust VI (the "Trust"), an affiliated Delaware trust formed on January 11, 2007. The Trust Preferred Securities mature in April 2036, are redeemable at the Company's option at par beginning April 7, 2011, and require quarterly distributions of interest by the Trust to the holder of the Trust Preferred Securities. Interest distributions are initially at a fixed rate of 8.155% for the first five years and will then reset quarterly for changes in the three-month London Interbank Offered Rate ("LIBOR") plus 300 basis points. The Trust used the proceeds from the sale of the Trust Preferred Securities and common securities to purchase for $20.6 million a junior subordinated debt security due 2037 issued by the Company. The Company does not consolidate interest in its statutory business trusts for which the Company holds 100% of the common trust securities because the Company is not the primary beneficiary of the trusts. The Company reports the outstanding subordinated debentures owed to the statutory business trusts as a liability. The net proceeds to the Company from the sale of the debenture to the Trust were used by the Company to redeem a portion of the Company's perpetual preferred stock as described below. The Company incurred $0.4 million of fees related to the issuance of these subordinated debentures which have been capitalized and will be amortized over the term of the subordinated debentures.

     As part of the Preserver acquisition, the Company assumed $12.0 million in Junior Subordinated Notes ("Junior Notes") issued by the Preserver Capital Trust I ("Preserver Capital Trust"), an affiliated Delaware Trust. The Company does not consolidate Preserver Capital Trust as the Company is not considered the primary beneficiary. The Junior Notes are redeemable in whole or in part on any interest payment date subsequent to May 24, 2009. They bear interest at a three-month LIBOR rate plus 425 basis points, with a cap of 12.50% through May 24, 2009. Preserver incurred loan origination costs of $368,000 which are being amortized over the term of the Junior Notes. The Junior Notes had a weighted average interest rate of 9% and 8% and interest paid was $1.2 million during 2006. Preserver incurred $0.4 million of fees related to the issuance of these subordinated debentures which were capitalized and are currently being amortized over the term of the subordinated debentures. The Trust simultaneously issued 372 of the Trust's common securities to the Company for a purchase price of $0.4 million, which constitutes all of the issued and outstanding common securities of the Trust.

     Aggregate scheduled maturities of the Company's outstanding subordinated debentures at June 30, 2007 are ($ in thousands):

2009..............................................     $        12,372
2033..............................................              20,620
2034..............................................              13,403
2035..............................................              13,403
2036..............................................              41,238
                                                       ---------------
Total.............................................     $       101,036
                                                       ===============

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


Investment in Unconsolidated Affiliate-CastlePoint

     At June 30, 2007, the Company's maximum exposure to a loss from its investment in CastlePoint Holdings Ltd. ("CastlePoint") was approximately $31.5 million, which consists of its equity ownership interest with a carrying value of approximately $26.9 million as of June 30, 2007 and the warrant the Company received from CastlePoint in 2006, with a carrying value of $4.6 million as of June 30, 2007.

     The carrying value of the Company's equity investment in CastlePoint with a carrying value as of June 30, 2007 is as follows in millions:

   Carrying value of equity investment in CastlePoint at December 31, 2006          $          27.9
   Equity in net income of CastlePoint                                                          1.4
   Gain from IPO of common stock of CastlePoint                                                 2.7
   Equity in net unrealized loss of the CastlePoint investment portfolio                       (0.3)
   Dividends received from CastlePoint                                                         (0.2)
                                                                                    ----------------
   Carrying value of equity investment in CastlePoint at June 30, 2007              $          31.5
                                                                                    ================

     The Company has determined that CastlePoint qualifies as a variable interest entity ("VIE") under the provisions of Financial Accounting Standards Board Interpretation ("FIN") 46-(R). The Company has determined that its investment in CastlePoint does not meet the requirements for consolidation because the Company is not the primary beneficiary of the VIE as defined in FIN 46-(R). However, the Company has recorded its investment in CastlePoint using the equity method of accounting as the Company exercises significant influence over CastlePoint. The Company and CastlePoint have the same Chief Executive Officer, Michael H. Lee.

     On March 23, 2007, CastlePoint raised $114.8 million net of expenses in an initial public offering which reduced the Company's investment ownership from 8.6% to 6.7%. As a result of the initial public offering, the book value of CastlePoint increased from $279.7 million as of December 31, 2006 to $401.3 million as of March 31, 2007. Accordingly, In the three months ended March 31, 2007, the Company recorded a gain of $2.7 million in income before taxes on its common stock investment in CastlePoint in accordance with the Securities and Exchange Commission's staff accounting bulletin ("SAB") No. 51-"Accounting for Sales of Stock by a Subsidiary." The carrying value of the Company's investment in CastlePoint increased from $27.9 million as of December 31, 2006 to $31.5 million as of June 30, 2007, including the warrant the Company received from CastlePoint in 2006.

     Dividends of $0.025 per share were declared and paid by CastlePoint in December 2006, March 2007 and June 2007. The Company has recorded $192,000 of CastlePoint dividends received or accrued since inception as a reduction to its investment in CastlePoint.

     As of June 30, 2007, the aggregate fair value of the Company's investment in its 2,555,000 shares of CastlePoint common stock listed on the Nasdaq Global Market under the symbol "CPHL" was $37,532,950.

Reinsurance Agreements with CastlePoint

     The Company's insurance subsidiaries are parties to three multi-year quota share reinsurance agreements with CastlePoint Reinsurance Company, Ltd. ("CastlePoint Reinsurance") covering brokerage business, traditional program business and specialty program business. Under the brokerage business quota share reinsurance agreement, which covers business that the Company has historically written through its retail and wholesale agents, the Company's insurance subsidiaries cede between 25% and 50% of premiums and losses, such ceding percentage being subject to periodic adjustment by the Company. The Company's insurance subsidiaries ceded $69.6 million and $120.7 million of premiums written during the three months and six months ended June 30, 2007, under this agreement. As of April 1, 2007, CastlePoint Insurance Company ("CPIC") was added as a reinsurer under the brokerage business quota share reinsurance agreement.

     Effective April 1, 2007, under the brokerage business quota share reinsurance agreement, CastlePoint agreed to pay 30% of the Company's property catastrophe reinsurance premiums and 30% of the Company's net retained property catastrophe losses. The premium payment was $1.6 million for the second quarter of 2007. CastlePoint Reinsurance also participated as a reinsurer on the Company's overall property catastrophe reinsurance program from July 1, 2006 to June 30, 2007, and the Company's excess of loss reinsurance program, effective May 1, 2006. Under these programs, the Company's insurance subsidiaries ceded premiums to CastlePoint Reinsurance of $1.7 million and $2.9 million for the three months and six months ended June 30, 2007, respectively.

     Brokerage business risk sharing (pooling) between the Company and CPIC under which the Company's CPIC will share approximately 85% and 15%, respectively, of the Company's and CPIC's combined brokerage business is expected to begin on July 1, 2007. Under this risk sharing arrangement, the Company and CPIC plan on entering into aggregate excess of loss agreements, effective July 1, 2007, under which the Company will reinsure 85% of CPIC's brokerage business in excess of a 52.5% net loss ratio and CPIC will reinsure 15% of the Company's brokerage business in excess of a 52.5% net loss ratio. These agreements are subject to regulatory approval.

Other Agreements with CastlePoint

     During the second quarter of 2007, TRM entered into a management agreement with CastlePoint Management Corp. ("CPM") whereby TRM will produce and manage, on behalf of CPM, CPIC's 15% share of the brokerage business. TRM will receive a 34% provisional management fee which is subject to adjustment based on the ultimate loss ratio of the business managed. During the three months ended June 30, 2007, the Company produced $480,000 of premium via TRM and earned $158,000 in fees from CPM, pursuant to this agreement.

     Effective May 1, 2007, TRM entered into a service agreement with CPM, a subsidiary of CastlePoint, pursuant to which TRM may provide to CPM and CPM may provide to TRM insurance company services such as claims adjustment, policy administration, technology solutions, underwriting and risk management services. The Company has not charged nor provided any services to CPM as of June 30, 2007.

Investments

     Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of June 30, 2007, the Company reviewed its fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. The Company determined that it did not hold any investments that would have been considered other than temporarily impaired.

Intangible Assets

     Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include both renewal rights and the agency force book of business. Insurance company licenses are considered indefinite life intangible assets subject to annual impairment testing. The weighted average amortization period of identified intangible assets of finite useful life is 17.9 years.

     Upon the acquisition of Preserver on April 10, 2007, the Company recognized $17.3 million of identifiable intangible assets including Preserver's renewal rights of $1.9 million, its agency force book of business of $10.2 million and insurance company licenses of $5.2 million. The renewal rights and agency force book of business acquired are finite lived assets that will be amortized over ten and twenty years, respectively and are subject to annual impairment testing. The insurance company licenses are included as indefinite lived intangibles subject to annual impairment testing.

     The components of intangible assets are summarized as follows ($ in thousands):

                                Beginning        Accumulated       Net Intangible
June 30, 2007                     Balance        Amortization           Assets
-------------------------------------------------------------------------------------
Renewal rights                $         3,164    $          (697)    $          2,467
Agency force                           13,926               (582)              13,344
Insurance licenses                      6,503                  -                6,503
                              -------------------------------------------------------
Total Intangible assets       $        23,593    $        (1,279)    $         22,314
                              =======================================================

                                Beginning        Accumulated       Net Intangible
December 31, 2006                 Balance       Amortization         Assets
-------------------------------------------------------------------------------------
Renewal rights                $         1,250    $           (505)    $           745
Agency force                            3,750                (375)              3,375
Insurance licenses                      1,303                   -               1,303
                              -------------------------------------------------------
Total Intangible assets       $         6,303    $          ( 880)    $         5,423
                              =======================================================

Goodwill

     Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. In acquiring Preserver, the Company entered into an agreement which provided for a base purchase price of approximately $68.3 million, subject to certain purchase price adjustments. The Agreement provided for using a portion of the proceeds to pay off certain debt owed to Preserver shareholders and to settle Preserver's direct transaction costs. The purchase price, net of Preserver's direct transaction costs was approximately $64.9 million plus approximately $1.3 million of transaction costs incurred by Tower. Approximately $30.8 million of the purchase price was used to pay off certain debt owed to Preserver stockholders.

     The determination of goodwill as it relates to the Preserver acquisition is based upon the following ($ in thousands):

    Purchase Price
    Base purchase price paid                                    $   68,250
    Preserver direct transaction costs, net of tax benefit          (3,322)
                                                                -----------
    Total purchase price paid to Preserver                          64,928
    Direct transaction costs                                         1,305
                                                                -----------
   Total purchase price                                            66,233

    Allocation of Purchase Price
    Book value of Preserver at 4/10/2007                            11,064
    Preserver shareholder debt repayment                            30,754
    Estimated fair value adjustments                                14,807
                                                                -----------
    Estimated fair value of assets acquired                         56,625
                                                                -----------
    Goodwill as of June 30, 2007                                $    9,608
                                                                ===========

     The purchase price was allocated to balance sheet assets acquired (including identifiable intangible assets arising from the acquisition) and liabilities assumed based on their estimated fair value.

     Goodwill at June 30, 2007 and December 31, 2006 was $9.6 million and $0, respectively. The Company performs an annual impairment analysis to identify potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized (if any). This annual test is performed at December 31 of each year or more frequently if events or circumstances change in a way that requires the Company to perform the impairment analysis on an interim basis. Goodwill impairment testing requires an evaluation of the estimated fair value of each reporting unit to its carrying value, including the goodwill. An impairment charge is recorded if the carrying amount of the reporting unit is less than its estimated fair value.

Fixed Assets

     The components of fixed assets are summarized as follows ($ in thousands):

                                            Accumulated
                               Cost         Depreciation      Net Fixed Assets
                          ------------------------------------------------------
June 30, 2007:
-------------------------
Software                     $    21,868    $    (9,061)        $         12,807
Leasehold improvements            12,858           (699)                  12,159
Computer equipment                 8,928         (6,410)                   2,518
Furniture                          1,759           (341)                   1,418
Automobiles                           20             (4)                      16
Artwork                               97              -                       97
                          ------------------------------------------------------
     Total fixed assets      $    45,530    $   (16,515)        $         29,015
                          ======================================================

December 31, 2006:
-------------------------
Software                     $    13,367    $    (6,947)        $          6,420
Leasehold improvements            10,781           (272)                  10,509
Computer Equipment                 7,954         (5,700)                   2,254
Furniture                          1,511           (191)                   1,320
Artwork                               60              -                       60
                          ------------------------------------------------------
     Total fixed assets      $    33,673    $   (13,110)        $         20,563
                          ======================================================

     The Company's net fixed assets increased by $5.5 million from the purchase of Preserver.

Commitments

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

     The Company's future minimum lease payments are as follows ($ in thousands):


                                Year                       Amount
    -------------------------------------------        ----------------
    July 1, 2007-December 31, 2007.............        $          3,221

    2008.......................................                   6,506

    2009.......................................                   6,352

    2010.......................................                   6,294

    2011.......................................                   5,784

    Thereafter.................................                  36,133
                                                       ----------------
    Total......................................        $         64,290
                                                       ================

Dividends Declared

     Dividends declared by the Company on common stock for the three and six months ended June 30, 2007 were $572,831 and $1,144,071, or $0.025 and $0.05 per share, respectively. Dividends declared by the Company on common stock for the three months and six months ended June 30, 2006 were $494,401 and $986,649 or $0.025 and $0.05 per share, respectively.

     Dividends paid by the Company on its perpetual preferred Series A-1 stock for the three months and six months ended June 30, 2007 were $0 and $298,289 and none in the three months and six months ended June 30, 2006.

Equity Compensation Plans

Restricted Stock Awards

     During the three and six months ended June 30, 2007, 12,654 and 89,128 restricted stock shares were granted to senior officers, directors and key employees. The fair value of the awards was $0.4 million and $2.9 million, respectively, on the grant date. For the three and six months ended June 30, 2007, 38,950 and 49,256 restricted stock shares respectively vested, and 3,593 and 6,064 shares, respectively, were forfeited. Compensation expense related to restricted stock awards recognized for the three months ended June 30, 2007 and 2006 was $304,000 and $124,000 net of tax, respectively. Compensation expense recognized for the six months ended June 30, 2007 and 2006 was $492,000 and $223,000 net of tax, respectively. Total unrecognized compensation expense before tax for grants of restricted stock was $4.6 million and $2.6 million at June 30, 2007 and December 31, 2006, respectively. The intrinsic value of the unvested restricted stock outstanding as of June 30, 2007 is $6.8 million.

     Changes in restricted stock for the six months ended June 30, 2007 were as follows:

                                              Weighted Average
                                  Number        Grant Date Fair
                                 of Shares          Value
                              -----------------------------------
Outstanding at December 31,
 2006                                 180,766    $          17.35
Granted                                89,128               32.42
Vested                               (49,256)               15.12
Forfeited                             (6,064)               24.41
                              ---------------
Outstanding at June 30, 2007          214,574               23.93
                              ===============

Stock Options

     Compensation expense net of tax related to stock options was $29,000 and $43,000 for the three and six months ended, respectively, June 30, 2007 compared to $14,000 and $35,000, respectively, in the same periods last year. Total unrecognized expense, before tax, for grants of stock options was $173,000 and $238,000 as of June 30, 2007 and December 31, 2006, respectively. The intrinsic value of stock options outstanding as of June 30, 2007 is $7.8 million, of which $5.9 million is related to vested options.

     Changes in stock options for the six months ended June 30, 2007 were as follows:

                                                 Average
                                 Number of       Exercise
                                   Shares         Price
                               -----------------------------
Outstanding at December 31,
 2006                                 362,996    $      4.94
Exercised                            (73,200)           2.78
                               --------------
Outstanding at June 30, 2007          289,796           5.49
                               ==============
Exercisable at June 30, 2007          216,895           4.48
                               ==============


     Options outstanding and exercisable as of June 30, 2007 were as follows:

                                Options outstanding         Options exercisable
                         ---------------------------------  --------------------
                                     Average
                                     remaining  Average                Average
                         Number of  contractual exercise    Number of  exercise
Range of exercise prices   shares      life       price       shares     price
----------------------------------------------------------  --------------------
Under $4.00                 152,480         3.5 $     2.78     152,480 $    2.78
$5.00 - $10.00              137,316         7.3       8.50      64,415      8.50
                         ----------                         ----------
Total Options               289,796         5.3       5.49     216,895      4.48
                         ==========                         ==========

     Deferred tax assets and liabilities are determined using the enacted tax rates applicable to the period over which the temporary differences are expected to be recovered. Accordingly, the current period income tax provision can be affected by the enactment of new tax rates. The net deferred income taxes on the balance sheet reflect temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and income tax purposes, tax effected at a 35% rate. Significant components of the Company's deferred tax assets and liabilities are as follows ($ in thousands):

                                                   June 30, 2007   December 31, 2006
                                                  ------------------------------------
Deferred tax asset:
 Claims reserve discount                          $        11,501    $          6,839
 Unearned premium                                          11,362               9,488
 Allowance for doubtful accounts                               60                  87
 Deferred rent                                                354                 351
 Equity compensation plans                                    177                 232
 Net unrealized depreciation of securities                  4,200                 157
 Net operating losses carryforwards                        14,113                   -
 Other                                                        231                  33
                                                  ------------------------------------
 Total deferred tax asset                                  41,998              17,187
Deferred tax liability:
 Deferred acquisition costs net of deferred ceding
  commission revenue                                       14,885              12,482
 Depreciation and amortization                              1,118                 597
 Warrant received from unconsolidated affiliate             1,612               1,612
 Gain from issuance of common stock by
  unconsolidated affiliate                                  2,759               2,759
 Gain from IPO of common stock of unconsolidated
  affiliate                                                   947                   -
 Equity income in unconsolidated affiliate                    706                 320
 Accrual of bond discount                                     953                 672
 Other                                                          3                   -
                                                  ------------------------------------
 Total deferred tax liabilities                            22,983              18,442
                                                  ------------------------------------
 Net deferred income tax asset (liability)        $        19,015    $         (1,255)
                                                  ====================================

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


     Preserver, which was acquired by the Company on April 10, 2007, has tax loss carryforwards and other tax assets that the Company believes will be used in the future, subject to change of ownership limitations pursuant to Section 382 of the Internal Revenue Code and to the ability of the combined post-merger company to generate sufficient taxable income to utilize the benefits before the expiration of the applicable carryforward periods.

     Section 382 imposes limitations on a corporation's ability to utilize its net operating loss carry forwards (NOL) if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. As a result of the acquisition, Preserver underwent an ownership change. Utilization of Preserver's NOL of $39.6 million is subject to an annual limitation under Section 382 determined by multiplying the value of Preserver's stock at the time of purchase by the applicable long-term rate resulting in an annual limitation amount of approximately $2,769,000. Any unused annual limitation may be carried over to later years.

     The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. As of June 30, 2007, the Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required.

     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were zero for the three and six months ended June 30, 2007.

     Tax years 2003 through 2006 are subject to examination by the federal authorities. There is currently a New York State Department of Taxation and Finance audit under way for the tax years of 2003 through 2004, but the Company does not anticipate any material adjustments.

Accounting Pronouncements

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"). Under the current GAAP, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value, thus negating the need to bifurcate the instrument between its host and the embedded derivative. The Company adopted SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 did not have any effect on our consolidated financial condition or results of operations.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115". This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions." The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of the entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial position and results of operations.

Earnings Per Share

     The following table shows the computation of the Company's earnings per share:

                                             Income         Shares         Per Share
                                          (Numerator)   (Denominator)        Amount
                                        --------------------------------------------------
                                          ($ in thousands, except shares and per share
                                                             amounts)
Three Months Ended June 30, 2007
Net Income                              $        12,379
                                        ================
Basic earnings per share                $        12,379     22,895,783    $           0.54
                                                                      ====================
Effect of dilutive securities:
 Stock options                                        -        188,731
 Unvested restricted stock                            -         54,975
 Warrants                                             -         30,084
                                        ------------------------------
Diluted earnings per share              $        12,379     23,169,573    $           0.53
                                        ==================================================
Three Months Ended June 30, 2006
Net Income                              $        12,285
                                        ================
Basic earnings per share                $        12,285     19,742,004    $           0.62
                                                                      ====================
Effect of dilutive securities:
 Stock options                                        -        323,455
 Unvested restricted stock                            -        167,502
 Warrants                                             -         32,093
                                        ------------------------------
Diluted earnings per share              $        12,285     20,265,054    $           0.61
                                        ==================================================
Six Months Ended June 30, 2007
Net Income                              $        24,007
Less: Preferred stock dividends                    (298)
   Preferred stock excess consideration            (400)
                                        ----------------
Basic earnings per share                $        23,309     22,442,345    $           1.04
                                                                      ====================
Effect of dilutive securities:
 Stock options                                        -        193,029
 Unvested restricted stock                            -         61,528
 Warrants                                             -         32,103
                                        ------------------------------
Diluted earnings per share              $        23,309     22,729,005    $           1.03
                                        ==================================================
Six Months Ended June 30, 2006
Net Income                              $        18,795
                                        ================
Basic earnings per share                $        18,795     19,713,453    $           0.95
                                                                      ====================
Effect of dilutive securities:
 Stock options                                        -        328,747
 Unvested restricted stock                            -        169,488
 Warrants                                             -         29,923
                                        ------------------------------
Diluted earnings per share              $        18,795     20,241,611    $           0.93
                                        ==================================================

     As of June 30, 2007 the Company reviewed its calculation of basic and diluted earnings per share for the first quarter of 2007. During the first quarter the Company redeemed all of its perpetual preferred Series A-1 stock for $40 million which had a carrying value, net of issuance costs, of $39.6 million. In accordance with Emerging Issues Task Force ("EITF") D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock", the excess of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock should be subtracted from net earnings available to common shareholders in the calculation of earnings per share. In our first quarter calculation of earnings per share we deducted the $400,000 from paid-in-capital rather than earnings available to common shareholders. The correction of this calculation results in a reduction in the basic and diluted earnings per share for the first quarter of 2007 by $0.02 and $0.02, respectively.

Changes In Estimates

     TICNY and TNIC recorded favorable development in their net loss reserves from prior accident years of $27,000 and $28,000 in the second quarter of 2007 and in the six months ended June 30, 2007, respectively, compared to $157,000 of favorable development in the second quarter of 2006 and $682,000 for the six months ended June 30, 2006. Preserver's insurance companies recorded favorable development in their net loss reserves from the prior accident years of $4,000 in the second quarter of 2007.

     TICNY's changes in estimated sliding scale commission resulted in a decrease in ceding commission revenue of $58,000 and an increase in ceding commission revenue of $3,000 in the second quarter and six months ended June 30, 2007, respectively, as compared to an increase in ceding commission revenue of $407,000 and $801,000 in the second quarter and six months ended June 30, 2006, respectively.

     TRM's changes in estimated sliding scale commission was an increase in direct commission revenue of $520,000 in the second quarter of 2007 and an increase in direct commission revenue of $1,021,000 in the six months ended June 30, 2007, compared to an increase in direct commission revenue of $136,000 in the second quarter of 2006 and a decrease in direct commission revenue of $212,000 in the six months ended June 30, 2006.


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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The Company evaluates segment performance based on segment profit, which excludes investment income, realized gains and losses, interest expense, income taxes and incidental corporate expenses. The Company does not allocate assets to segments because assets, which consist primarily of investments and fixed assets, are considered in total by management for decision-making purposes.

     The Company included Preserver's insurance operations in its insurance segment for the three and six months ended June 30, 2007. Business segments results are as follows:

                                   Three Months Ended         Six Months Ended
                                         June 30,                   June 30,
                                 ------------------------- --------------------------
                                     2007         2006         2007          2006
                                 ------------ ------------ ------------ -------------
                                                   ($ in thousands)
Insurance Segment
Revenues
Net premiums earned               $   72,385   $   45,971   $  130,135   $   102,560
Ceding commission revenue             17,034       10,077       31,268        17,379
Policy billing fees                      543          272          845           539
                                 ------------ ------------ ------------ -------------
  Total revenues                      89,962       56,320      162,248       120,478
                                 ------------ ------------ ------------ -------------

Expenses
Net loss and loss adjustment
 expenses                             40,215       28,209       72,685        61,042
Underwriting expenses                 39,160       24,176       70,411        47,575
                                 ------------ ------------ ------------ -------------
  Total expenses                      79,375       52,385      143,096       108,617
                                 ------------ ------------ ------------ -------------
Underwriting profit               $   10,587   $    3,935   $   19,152   $    11,861
                                 ============ ============ ============ =============

Reinsurance Segment
Revenues
Net premiums earned               $    1,650   $   13,316   $    4,283   $    13,983
Ceding commission revenue                 (2)           -           (2)            -
                                 ------------ ------------ ------------ -------------
  Total revenues                  $    1,648   $   13,316   $    4,281   $    13,983
                                 ------------ ------------ ------------ -------------

Expenses
Net loss and loss adjustment
 expenses                                396       13,216        1,836        13,593
Underwriting expenses                    812          866        2,098         1,119
                                 ------------ ------------ ------------ -------------
  Total expenses                       1,208       14,082        3,934        14,712
                                 ------------ ------------ ------------ -------------
Underwriting profit (loss)        $      440   $     (766)  $      347   $      (729)
                                 ============ ============ ============ =============

Insurance Services Segment
Revenues
Direct commission revenue from
 managing general agency          $      572   $    1,105   $    1,060   $     1,911
Claims administration revenue            535          922        1,100         1,884
Other administration revenue             347            -          598             -
Reinsurance intermediary fees            185          174          341           235
Policy billing fees                        -            2            -             5
                                 ------------ ------------ ------------ -------------
  Total revenues                       1,639        2,203        3,099         4,035
                                 ------------ ------------ ------------ -------------

Expenses
Direct commissions expense paid
 to producers                            144          731          151         1,334
Other insurance services expenses        358          305          615           542
Claims expense reimbursement to
 TICNY                                   533          911        1,098         1,869
                                 ------------ ------------ ------------ -------------
  Total expenses                       1,035        1,947        1,864         3,745
                                 ------------ ------------ ------------ -------------
Insurance services pre-tax income $      604   $      256   $    1,235   $       290
                                 ============ ============ ============ =============

     Underwriting expenses in the insurance segment are net of expense reimbursements that are made by the insurance services segment pursuant to an expense sharing agreement between TRM, TNIC and TICNY. In accordance with terms of this agreement, TRM reimburses TICNY for a portion of TICNY's underwriting and other expenses resulting from TRM's use of TICNY's personnel, facilities and equipment in underwriting insurance on behalf of TRM's issuing companies. The reimbursement for underwriting and other expenses is calculated as a minimum reimbursement of 5% of the premiums produced by TRM and is adjustable according to the terms of the agreement based on the number of policies in force and additional expenses that may be incurred by TRM. The amount of this reimbursement was $0.4 million and $0.6 million for the three and six months ended June 30, 2007, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2006, respectively. TRM also reimburses TICNY, at cost, for claims administration expenses pursuant to the terms of this expense sharing agreement. Claims expenses reimbursed by TRM were $0.5 million and $1.1 million for the three and six months ended June 30, 2007, respectively, and $0.9 million and $1.9 million for the three and six months ended June 30, 2006, respectively. TICNY is also reimbursed, at cost, for other administrative services provided to CastlePoint pursuant to the terms of the service and expense sharing agreement which were $0.3 million and $0.6 million during the three and six months ended June 30, 2007, respectively, and $0.3 million for the three months and six months ended June 30, 2006 when CastlePoint was still in formation.


     The following table reconciles revenue by segment to consolidated revenues:

                                  Three Months Ended        Six Months Ended,
                                        June 30,                 June 30,
                                 ----------------------- -------------------------
                                        2007        2006        2007         2006
                                 ----------- ----------- ----------- -------------
                                                 ($ in thousands)
Reconciliation
Revenues
Insurance segment                 $   89,962   $  56,320  $  162,248   $  120,478
Reinsurance segment                    1,648      13,316       4,281       13,983
Insurance services segment             1,639       2,203       3,099        4,035
                                 ----------- ----------- ----------- -------------
Total segment revenue                 93,249      71,839     169,628      138,496
Investment income                      9,446       5,292      17,401        9,952
Realized capital gains (losses)           89          29          72         (116)
                                 ----------- ----------- ----------- -------------
Consolidated revenues             $  102,784   $  77,160  $  187,101   $  148,332
                                 =========== =========== =========== =============

     The following table reconciles the results of the Company's individual segments to consolidated income before taxes:

                                     Three Months Ended         Six Months Ended,
                                          June 30,                  June 30,
                                 -----------------------------------------------------
                                      2007         2006         2007          2006
                                 -------------- ----------- ------------ -------------
                                                   ($ in thousands)
Insurance segment underwriting
 profit                            $   10,587   $    3,935  $    19,152   $    11,861
Reinsurance segment underwriting
 profit (loss)                            440         (766)         347          (729)
                                 -------------- ----------- ------------ -------------
Total underwriting profit              11,027        3,169       19,499        11,132
Insurance services segment pre-
 tax income                               604          256        1,235           290
Net investment income                   9,446        5,292       17,401         9,952
Net realized investment gains
 (losses)                                  89           29           72          (116)
Corporate expenses                       (233)        (482)        (591)       (1,496)
Interest expense                       (2,446)      (1,853)      (4,530)       (3,203)
Other Income *                            734       12,434        4,128        12,434
                                 -------------- ----------- ------------ -------------
Income before taxes                $   19,221   $   18,845  $    37,214   $    28,993
                                 ============== =========== ============ =============

           * See note on investment in unconsolidated affiliate-CastlePoint

Subsequent Events

     On July 26, 2007, the Company's Board of Directors approved a quarterly dividend of $0.025 per share payable September 27, 2007 to stockholders of record as of September 14, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Note on Forward-Looking Statements

     Some of the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance sector in general. Statements that include the words "expect," "intend," "plan," "believe," "project," "estimate," "may," "should," "anticipate," "will" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the Federal securities laws or otherwise.

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


     The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Consolidated Results of Operations

                                             Three Months Ended         Six Months Ended
                                                   June 30,                  June 30,
                                          -----------------------------------------------------
                                               2007         2006        2007          2006
                                          -----------------------------------------------------
                                                            ($ in thousands)
Revenues
Earned premiums
Gross premiums earned                      $   130,621  $    95,567 $    239,248  $    172,183
Less: ceded premiums earned                    (56,586)     (36,281)    (104,830)      (55,641)
                                          -----------------------------------------------------
Net premiums earned                             74,035       59,286      134,418       116,542
                                          -----------------------------------------------------
Total commission and fee income                 19,214       12,553       35,210        21,954
Net investment income                            9,446        5,292       17,401         9,952
Net realized investment gains                       89           29           72          (116)
                                          -----------------------------------------------------
Total revenues                                 102,784       77,160      187,101       148,332
                                          -----------------------------------------------------

Expenses
Net loss and loss adjustment expenses           40,611       41,424       74,521        74,634
Operating expenses                              41,240       27,472       74,964        53,936
Interest expenses                                2,446        1,853        4,530         3,203
                                          -----------------------------------------------------
Total expenses                                  84,297       70,749      154,015       131,773
                                          -----------------------------------------------------
Other Income:
Equity in income (loss) of unconsolidated
 affiliate                                         734          (54)       1,423           (54)
Gain from issuance of common stock by
 unconsolidated affiliate                            -        7,883        2,705         7,883
Warrant received from unconsolidated
 affiliate                                           -        4,605            -         4,605
                                          -----------------------------------------------------
Income before taxes                             19,221       18,845       37,214        28,993
Federal and state income taxes                   6,842        6,560       13,207        10,198
                                          -----------------------------------------------------
Net Income                                 $    12,379  $    12,285 $     24,007  $     18,795
                                          =====================================================
Key Measures
Return on Average Equity                          17.2%        31.8%        21.7%         24.7%
                                          =====================================================

     On April 10, 2007 we acquired 100% of the issued and outstanding common stock of Preserver pursuant to the stock purchase agreement, dated November 13, 2006, by and among the Company, Preserver and the Sellers named therein the "Agreement". The acquisition was accounted for using the purchase method in accordance with FASB SFAS No. 141, Business Combinations ("SFAS No. 141"). Under the terms of the Agreement, the Company acquired Preserver for approximately $64.9 million comprised of $34.1 million in cash considerations to the Sellers and a contribution of $30.8 million to the capital of Preserver to enable Preserver to repay the principal and accrued interest on indebtedness held by certain of the Sellers.

     The Company's consolidated results were consolidated for the three and six month periods ended June 30, 2007 and include the results of Preserver for the period April 11, 2007 to June 30, 2007. Preserver's contribution to net income during the three months ending June 30, 2007 was $1.7 million.

     During the three months ended June 30, 2006 a number of significant events affected the consolidated results of operations. We executed commutation and novation agreements between us and PXRE Reinsurance Company ("PXRE") in order to eliminate our exposure to uncollateralized reinsurance recoverables from PXRE. We recorded a charge as a result of these agreements of $5.5 million. In addition, we realized gains on our investment in CastlePoint as a result of the sale by CastlePoint of unissued CastlePoint shares in a private offering, which resulted in a $7.9 million gain. In addition, we received a warrant to purchase additional CastlePoint shares that was valued at $4.6 million resulting in additional income of that amount in exchange for sponsorship services, which included management, organizational and industry expertise. Lastly, we entered into three multi-year quota share reinsurance agreements and a service and expense sharing agreement with CastlePoint. Since we did not place quota share reinsurance in the first quarter of 2006, pending the formation of CastlePoint Reinsurance, we ceded $40.9 million of unearned premiums to CastlePoint as of April 1, 2006.

Consolidated Results of Operations Three Months Ended June 30, 2007 and 2006

     Total revenues. Total revenues increased by 33.2% to $102.8 million for the three months ended June 30, 2007 compared to $77.2 million for the same period in 2006. The acquisition of Preserver added $18.6 million to total revenues in the second quarter of 2007. The total revenue increase is primarily due to the increase in earned premiums, total commission and fee income and net investment income. Net premiums earned represented 72.0% of total revenues for the three months ended June 30, 2007 compared to 76.8% for the same period in 2006. Net investment income, excluding realized capital gains, represented 9.2% and 6.9% of total revenues for the three months ended June 30, 2007 and 2006, respectively. Total commission and fee income increased for the three months ended June 30, 2007 to $19.2 million, or 18.7% of total revenues, compared to $12.6 million, or 16.3% of total revenues, for the same period in 2006. We entered into three multi-year quota share reinsurance agreements with CastlePoint Reinsurance on April 6, 2006. As of April 1, 2007, CPIC was added as a reinsurer under one of these reinsurance agreements. In order to achieve our targeted net retention that is consistent with our hybrid business model, we increased the quota share ceding percentage to CastlePoint to 49% in 2007, compared to 30% for the three months ended June 30, 2006. The increase in the quota share ceding percentage, as well as the acquisition of Preserver, contributed to the increase in commission and fee income during the second quarter of 2007.

     Premiums earned. Net premiums earned increased by 24.9% to $74.0 million for the three months ended June 30, 2007 compared to $59.3 million for the same period in 2006. The acquisition of Preserver added $16.6 million in net premiums earned in the second quarter of 2007. In 2006, we executed novation agreements with PXRE, which added $11.4 million of net premiums earned in the second quarter of 2006. Consideration received under novation agreements is recorded as premiums written and earned. The increase in net premiums earned in the second quarter of 2007 was due to the acquisition of Preserver, but was partially offset by ceded premiums earned for the three months ended June 30, 2007 arising from the increased quota share ceding percentage in 2007. In the three months ended June 30, 2006 the quota share ceding percentage was 30% as compared to 49% in the three months ended June 30, 2007. During the three months ended June 30, 2007, we ceded $45.4 million of our premiums earned to CastlePoint compared to $20.4 million in the three months ended June 30, 2006.

     Commission and fee income. Total commission and fee income increased by 53.1% to $19.2 million in the second quarter of 2007 compared to $12.6 million in the second quarter of 2006. The acquisition of Preserver added $0.8 million in commission and fee income in the second quarter of 2007. The increase in the ceding commission revenue earned was a result of the overall increase in ceded premiums earned as discussed above. In addition, commission and fee income includes other administration revenue of $0.3 million from services provided to and reimbursed by CastlePoint. As a result of the commutation and novation agreements with PXRE in the second quarter of 2006, we recorded a charge of $3.1 million to ceding commissions representing the difference between the carried amount of commissions due from PXRE and the amount received at an estimated present value. For the three months ended June 30, 2007, the change in estimated sliding scale commission rate for commissions earned in prior periods in both the Insurance Segment and the Insurance Services Segment resulted in a net increase of $462,000, compared to $544,000 in the same period last year.

     Net investment income and realized gains. Net investment income increased by 78.5% to $9.4 million for the three months ended June 30, 2007 compared to $5.3 million for the same period in 2006. The acquisition of Preserver added $1.2 million of net investment income in the second quarter of 2007. This growth resulted from an increase in invested assets to $625.6 million as of June 30, 2007 compared to $395.4 million as of June 30, 2006. Net cash flows provided by operations was $9.6 million and contributed to the increase in invested assets during the three months ended June 30, 2007. The increase in invested assets in the second quarter of 2006 resulted from net cash flow provided by operations of $47.8 million that included $37.0 million of cash received from PXRE resulting from the commutations and novation transactions, partially offset by the payment of $20.3 million ceded premiums written to CastlePoint Reinsurance. On a tax equivalent basis the yield was 5.8% as of June 30, 2007 compared to 5.4% as of June 30, 2006.

     Net realized capital gains were $89,000 for the three months ended June 30, 2007 compared to net realized capital gains of $29,000 for the same period in 2006. There was no impact on net realized gains attributable to adjustments for other than temporary impairment of securities held during the three months ending June 30, 2007 or during the same period in 2006.

     We have approximately $30 million at fair value of investments in the subprime mortgage backed securities category including $17.3 million in a diversified fund consisting of various asset-backed investment grade securities. Our total investment in subprime mortgages consists of highly rated securities of which approximately 99% are investment grade, with an average rating of A and a duration of approximately 1 year. Unrealized losses on these securities as of June 30, 2007 as included in other comprehensive income were approximately $1.2 million, net of taxes. Unrealized losses as of July 31, 2007 were estimated to be $2.0 million, net of taxes. There was no rating activity relating to these positions during July. We actively manage our subprime mortgage assets through our conservative investment management guidelines. We have the ability to hold these securities to maturity. Considering the combination of relevant factors, including the quality of the securities and the absence of indications of ratings downgrades or credit watch, we consider the market decline below cost to be temporary.

     Loss and loss adjustment expenses. Gross loss and loss adjustment expenses and the gross loss ratio for the Insurance and Reinsurance Segments combined for the three months ended June 30, 2007 were $66.8 million and 51.2%, respectively, compared to $58.6 million and 61.3%, respectively, for the same period in 2006. The net loss ratio for the combined segments was 54.9% for the three months ended June 30, 2007, as compared to 69.9% in the same period of 2006. For the second quarter of 2006, the net loss ratio for the combined segments reflected a $1.6 million charge resulting from the commutation and novation agreements with PXRE that added 12.2 percentage points to the net loss ratio for the combined segments for the three months ended June 30, 2006.

     Operating expenses. Operating expenses increased by 50.1% to $41.2 million for the three months ended June 30, 2007 from $27.5 million for the same period in 2006. The increase was due primarily to the increase in underwriting expenses resulting from the growth in gross premiums earned. The acquisition of Preserver added $7.1 million of operating expenses for the three months June 30, 2007. Cost reductions were realized as part of the Preserver integration and Preserver's expense ratio was reduced by 7% from pre-acquisition levels.

     Interest expense. Interest expense increased for the three months ended June 30, 2007 to $2.4 million compared to $1.9 million for the same period in 2006. The increase resulted from $0.4 million of interest expense from the $20.6 million of subordinated debentures issued on January 25, 2007 and $0.2 million from the $12.0 million of outstanding junior subordinated notes of Preserver, partially offset by a decrease of $0.1 million as a result of crediting reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables.

     Other income. For the three months ended June 30, 2007 and 2006 we recorded other income of $0.7 million and $12.4 million, respectively. The $0.7 million of other income for the three months ended June 30, 2007 represents our equity in CastlePoint's 2007 net income for the three months ended June 30, 2007. The 2006 other income reflects a gain of $7.9 million which resulted from the sale by CastlePoint of unissued shares and $4.6 million of other income representing the value of the warrant that we received from CastlePoint for our sponsorship and formation activities. We also recorded a $54,000 loss representing our 8.6% equity in CastlePoint's net loss for the three months ended June 30, 2006.

     Income tax expense. Our income tax expense was $6.8 million for the three months ended June 30, 2007 compared to $6.6 million for the same period in 2006. The increase was due primarily to the increase in income before income taxes, as well as an increase in state and local income taxes. The effective income tax rate was 35.6% for the three months ending June 30, 2007 compared to 34.8% for the same period in 2006.

     Net income and return on average equity. Our net income and annualized return on average equity was $12.4 million and 17.2%, respectively, for the three months ended June 30, 2007 compared to $12.3 million and 31.8%, respectively, for the same period in 2006. For the second quarter of 2007, the return was calculated by dividing annualized net income of $49.5 million by an average stockholders' equity of $287.6 million. For the second quarter of 2006, the return was calculated by dividing annualized net income of $49.1 million by an average stockholders' equity of $154.4 million. The effects of the commutation and novation transactions and the gains recorded on the CastlePoint investment and warrant added $4.6 million to our net income and 11.6 percentage points to our annualized return on average equity for the second quarter of 2006.

Consolidated Results of Operations Six Months Ended June 30, 2007 and 2006

     Total revenues. Total revenues increased by 26.1% to $187.1 million for the six months ended June 30, 2007 compared to $148.3 million for the same period in 2006. The acquisition of Preserver added $18.6 million to total revenues in the six months ended June 30, 2007. The increase is primarily due to the increase in earned premiums, total commission and fee income and net investment income, excluding net realized investment gains. Net premiums earned represented 71.8% of total revenues for the six months ended June 30, 2007 compared to 78.6% for the same period in 2006. Net investment income, excluding realized capital losses, represented 9.3% and 6.7% of total revenues for the six months ended June 30, 2007 and June 30, 2006, respectively. Total commission and fee income increased to $35.2 million or 18.8% of total revenues for the six months ended June 30, 2007 compared to $22.0 million, or 14.8% of total revenues, for the same period in 2006. We did not place quota share reinsurance for policies written during the first quarter of 2006 in expectation that CastlePoint Reinsurance, post formation, would agree to enter into a multi-year quota share reinsurance agreement with us. Therefore, the consolidated results of operations and the Insurance Segment underwriting results for the first quarter of 2006 reflect net underwriting results without quota share reinsurance with respect to policies that began in 2006. We entered into three multi-year quota share reinsurance agreements with CastlePoint Reinsurance on April 6, 2006. As of April 1, 2007 CPIC was added as a reinsurer under one of these reinsurance agreements. On January 1, 2007, in order to achieve our targeted net retention that is consistent with our hybrid business model, we increased the quota share ceding percentage to CastlePoint Reinsurance from 40% to 49%. The increase in the quota share ceding percentage contributed to the increase in commission and fee income in the first six months of 2007.

     Premiums earned. Net premiums earned increased by 15.3% to $134.4 million for the six months ended June 30, 2007 compared to $116.5 million for the same period in 2006. The acquisition of Preserver added $16.6 million in net premiums earned in the six months ended June 30, 2007. The increase in net premiums earned was due to the 38.9% increase in gross premiums written for the six months ended June 30, 2007 compared to the same period last year offset by an 88.4% increase in ceded premiums earned for the six months ended June 30, 2007 compared to the same period last year. Also, in 2006 we had executed novation agreements with PXRE, which added $11.4 million of net premiums earned in the second quarter. During the six months ended June 30, 2007 we ceded $82.9 million of our premiums earned to CastlePoint, compared to $20.4 million in 2006.

     Commission and fee income. Total commission and fee income increased by 60.4% to $35.2 million in the six months ended June 30, 2007 compared to $22.0 million in the same period of 2006. The increase in the ceding commission revenue earned was a result of the overall increase in ceded premiums earned as discussed above. In addition, commission and fee income includes other administration revenue of $0.6 million from services provided to and reimbursed by CastlePoint. For the six months ended June 30, 2007 the change in estimated sliding scale commission rate for commissions earned in prior periods in both the Insurance Segment and the Insurance Services Segment resulted in a net increase of $1.0 million compared to $0.6 million in the same period last year.

     Net investment income and realized gains. Net investment income increased by 74.8% to $17.4 million for the six months ended June 30, 2007 compared to $10.0 million for the same period in 2006. The acquisition of Preserver added $1.2 million of net investment income for the six months ended June 30, 2007. The increase in net investment income resulted from an increase in invested assets to $625.6 million as of June 30, 2007 compared to $395.4 million as of June 30, 2006. Net cash flows provided by operations of $29.9 million contributed to the increase in invested assets during the six months ended June 30, 2007 as well as cash flow provided by financing activities of $69.7 million as a result of our net proceeds from the issuance of subordinated debentures on January 25, 2007, an equity offering on January 26, 2007 and the exercise of the underwriters' over-allotment option on February 5, 2007 partially offset by the redemption of preferred stock. The net cash flow used in investing activities was $151.8 million for the six months ended June 30, 2007 and includes $66.2 million for the purchase of Preserver. On a tax equivalent basis, the yield was 5.8% as of June 30, 2007 and 5.4% as of June 30, 2006.

     Net realized capital gains were $72,000 in the six months ended June 30, 2007 compared to net realized capital losses of $116,000 for the same period in 2006. There was no impact on net realized gains attributable to adjustments for other than temporary impairment of securities held during the six months ended June 30, 2007 or during the same period in 2006.

     We have approximately $30 million at fair value of investments in the subprime mortgage backed securities category including $17.3 million in a diversified fund consisting of various asset-backed investment grade securities. Our total investment in subprime mortgages consists of highly rated securities of which approximately 99% are investment grade, with an average rating of A and a duration of approximately 1 year. Unrealized losses on these securities as of June 30, 2007 as included in other comprehensive income were approximately $1.2 million, net of taxes. Unrealized losses as of July 31, 2007 were estimated to be $2.0 million, net of taxes. There was no rating activity relating to these positions during July. We actively manage our subprime mortgage assets through our conservative investment management guidelines. We have the ability to hold these securities to maturity. Considering the combination of relevant factors, including the quality of the securities and the absence of indications of ratings downgrades or credit watch, we consider the market decline below cost to be temporary.

     Loss and loss adjustment expenses. Gross loss and loss adjustment expenses and the gross loss ratio for the Insurance and Reinsurance Segments combined for the six months ended June 30, 2007 were $124.2 million and 51.9%, respectively, compared to $101.9 million and 59.2%, respectively, for the same period in 2006. The net loss ratio for the combined segments was 55.4% for the six months ended June 30, 2007 as compared to 64.0% in the same period of 2006. For the second quarter of 2006, the net loss ratio for the combined segments reflected a $1.6 million charge resulting from the commutation and novation agreements with PXRE that added 6.1 percentage points to the net loss ratio for the combined segments for the six months ended June 30, 2006.

     Operating expenses. Operating expenses increased by 39.0% to $75.0 million for the six months ended June 30, 2007 from $53.9 million for the same period in 2006. The acquisition of Preserver added $7.1 million of operating expenses for the six months ended June 30, 2007. The increase was due primarily to the increase in underwriting expenses resulting from the growth in premiums earned and additional staffing and facility expenses.


     Interest expense. Our interest expense increased for the six months ended June 30, 2007 to $4.5 million compared to $3.2 million for the same period in 2006. The increase resulted from $0.7 million of interest expense from the $20.6 million of subordinated debentures issued on January 25, 2007, $0.5 million resulting from an increase in interest rates on the floating rate portions of our subordinated debentures and $0.2 million from $12.0 million of outstanding junior subordinated notes of Preserver, partially offset by a decrease of $0.2 million as a result of crediting reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables.


     Other income. For the six months ended June 30, 2007 and 2006 we recorded other income of $4.1 million and $12.4 million, respectively. The $4.1 million of other income for the six months ended June 30, 2007 represents our equity in CastlePoint's 2007 net income for the six months ended June 30, 2007 as well as a $2.7 million gain which resulted from our investment in CastlePoint as a result of their initial public offering which occurred in the first quarter of 2007. See discussion above regarding "Other Income" for the three months ended June 30, 2007.

     Income tax expense. Our income tax expense was $13.2 million for the six months ended June 30, 2007 compared to $10.2 million for the same period in 2006. The increased income tax expense was due primarily to the increase in income before income taxes, as well as an increase in state and local income taxes. The effective income tax rate was 35.5% for the six months ending June 30, 2007 compared to 35.2% for the same period in 2006.

     Net income and return on average equity. Our net income and annualized return on average equity was $24.0 million and 21.7%, respectively, for the six months ended June 30, 2007 compared to $18.8 million and 24.7%, respectively, for the same period in 2006. For the six months ended June 30, 2007, the return was calculated by dividing annualized net income of $47.4 million by an average stockholders' equity of $218.8 million. As a result of the significant increase in stockholders' equity from our offering and over-allotment exercise in the first quarter, average common stockholders' equity for the six months ended June 30, 2007 was calculated using a quarterly average for the six months ended June 30, 2007. For the six months ended June 30, 2006, the return was calculated by dividing annualized net income of $37.6 million by an average stockholders' equity of $152.4 million.

Insurance Segment Results of Operations

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                   -------------------------------------------------
                                        2007        2006        2007        2006
                                   -------------------------------------------------
                                                   ($ in thousands)
Revenues
Premiums earned
   Gross premiums earned             $  128,961  $   82,234  $  234,921  $   158,156
   Less: ceded premiums earned          (56,576)    (36,263)   (104,786)     (55,596)
                                   -------------------------------------------------
   Net premiums earned                   72,385      45,971     130,135      102,560
Ceding commission revenue                17,034      10,077      31,268       17,379
Policy billing fees                         543         272         845          539
                                   -------------------------------------------------
Total                                    89,962      56,320     162,248      120,478
Expenses
Loss and loss adjustment expenses
   Gross loss and loss adjustment
    expenses                             66,391      45,577     122,268       88,493
   Less: ceded loss and loss
    adjustment expenses                 (26,176)    (17,368)    (49,583)     (27,451)
                                   -------------------------------------------------
   Net loss and loss adjustment
    expenses                             40,215      28,209      72,685       61,042
Underwriting expenses
   Direct commission expense             21,071      13,915      38,755       26,240
   Other underwriting expenses           18,089      10,261      31,656       21,335
                                   -------------------------------------------------
Total underwriting expenses              39,160      24,176      70,411       47,575
                                   -------------------------------------------------
Underwriting Profit                 $    10,587 $     3,935 $    19,152 $     11,861
                                   =================================================
Key Measures
Premiums written
   Gross premiums written            $  148,605  $  107,825  $  259,499  $   191,256
   Less: ceded premiums written         (79,150)    (78,941)   (141,995)     (83,436)
                                   -------------------------------------------------
   Net premiums written             $    69,455 $    28,884 $   117,504 $    107,820
                                   =================================================

Loss Ratios
Gross                                     51.5%       55.4%       52.0%        56.0%
Net                                       55.6%       61.4%       55.9%        59.5%
Accident Year Loss Ratio
Gross                                     51.6%       55.0%       52.2%        56.2%
Net                                       54.3%       58.2%       55.0%        58.6%
Underwriting Expense Ratios
Gross                                     29.9%       29.1%       29.6%        29.7%
Net                                       29.8%       30.1%       29.4%        28.9%
Combined Ratios
Gross                                     81.4%       84.5%       81.6%        85.7%
Net                                       85.4%       91.5%       85.3%        88.4%

Insurance Segment Results of Operations Three Months Ended June 30, 2007 and
2006

     Gross premiums. Gross premiums written increased by 37.8% to $148.6 million for the three months ended June 30, 2007 compared to $107.8 million for the same period in 2006. Gross premiums earned increased by 56.8% to $129.0 million for the three months ended June 30, 2007 compared to $82.2 million for the same period in 2006. The acquisition of Preserver on April 10, 2007 added $19.0 million and $19.1 million to the increase in gross premiums written and earned, respectively. The remaining increase resulted from organic growth in our homeowners, commercial multi-peril and other liability lines of business. Policies in force, before the effect of the Preserver acquisition, increased by 17.5% as of June 30, 2007 compared to June 30, 2006. Preserver's policies in force decreased by 2.0% as of June 30, 2007 compared to June 30, 2006. Additionally, during the second quarter of 2007, premium increases on renewed business before the effects of the Preserver acquisition averaged 12.5% in personal lines and 0.9% in commercial lines. Premium increases on renewed business for Preserver during the quarter averaged 2.1% in personal lines and 2.0% in commercial lines. The retention rate, before excluding the effects of the Preserver acquisition, was 91% for personal lines and 80% for commercial lines. The Preserver retention rate was 73% in personal lines and 79% in commercial lines. Gross premiums earned increased 56.8% as a result of the increase in gross premiums written and premiums earned by Preserver.

     Ceded premiums. Ceded premiums written increased by 0.3% to $79.2 million for the three months ended June 30, 2007 compared to $78.9 million for the same period in 2006. During the second quarter of 2007 we ceded $69.6 million of quota share reinsurance to CastlePoint of which $8.8 million was ceded by the Preserver insurance companies. Separately, under our excess of loss and property catastrophe reinsurance programs, $1.7 million and $0.4 million of premiums were ceded to CastlePoint, for the three months ended June 30, 2007 and 2006, respectively. Additionally, effective April 1, 2007, under the brokerage business quota share agreement CastlePoint paid us $1.6 million, which represented a 30% share of our catastrophe reinsurance costs. Overall, catastrophe ceded premiums were $3.9 million in the second quarter of 2007 as compared to $1.3 million in the second quarter of last year. In April 2006, we entered into three multi-year quota share reinsurance agreements with CastlePoint Reinsurance. As of April 1, 2007, CPIC was added as a reinsurer under one of these reinsurance agreements. Since we did not place quota share reinsurance in the first quarter of 2006, pending the formation of CastlePoint, ceded premiums written were increased for the three months ended June 30, 2006 and we ceded $70.9 million of premiums to CastlePoint Reinsurance including $40.9 million of unearned premiums as of April 1, 2006. Quota share cessions reflected a 49% quota share ceding percentage in 2007 as compared to 30% in 2006.

     Ceded premiums earned increased 56.0% during the three months ending June 30, 2007 as compared to the same period last year as a result of the increase in gross premiums earned and the aforementioned changes in quota share ceding percentages and higher catastrophe premiums.

     Net premiums. Net premiums written increased by 140.5% to $69.5 million for the three months ended June 30, 2007 compared to $28.9 million for the same period in 2006. This increase resulted from the $40.9 million cession of unearned premiums to CastlePoint Reinsurance in the second quarter of 2006, as discussed above. The effect of this cession reduced the amount of net premiums written in that period. We did not pool any business in the second quarter of 2007. Accordingly, we maintained a 49% quota share ceding percentage consistent with our hybrid business model as compared to 30% in the same period in 2006. The increased percentage of ceded premiums reduced net premiums written during the quarter. Net premiums earned increased by 57.5% to $72.4 million in the three months ended June 30, 2007 compared to $46.0 million in the same period in 2006 driven primarily by the increase in gross premiums earned offset, in part, by the increase in the quota share ceding percentage to 49% in 2007 from 30% in 2006. Both net premiums written and earned were affected by the increase in catastrophe premiums.

     Ceding commission revenue. Ceding commission revenue increased by 69.0% to $17.0 million for the three months ended June 30, 2007 compared to $10.1 million for the same period in 2006 largely due to the 56.0% increase in ceded premiums earned offset, in part, by a lower quota share ceding commission rate of 34.5% as compared to a ceding commission rate of 39.1% in 2006. Also, as a result of the commutation agreements with PXRE, we recorded a charge of $3.2 million to ceding commission revenue in the second quarter of 2006. Ceding commission revenue increased by $0.4 million in 2006 as a result of a decrease in the ceded loss ratios on prior years' quota share treaties in the second quarter of 2006.

     Loss and loss adjustment expenses and loss ratio. Gross and net loss and loss adjustment expenses were $66.4 million and $40.2 million, respectively, for the three months ended June 30, 2007 compared with $45.6 million and $28.2 million, respectively, for the same period in 2006. Our gross loss ratio was 51.5% for the three months ended June 30, 2007 as compared with 55.4% for the same period in 2006. The net loss ratio was 55.6% for the three months ended June 30, 2007 compared to 61.4% in the same period of 2006. The acquisition of Preserver added 1.3 percentage points to the gross loss ratio and reduced the net loss ratio by 1.0 percentage points for the three months ended June 30, 2007. For the second quarter of 2006, the net loss ratio for the combined segments reflected a $1.6 million charge resulting from the commutation agreements with PXRE that added 3.5 percentage points to the net loss ratio for the Insurance Segment for the three months ended June 30, 2006. The decrease in the net loss ratio in the second quarter of 2007 compared to the same period in 2006, excluding the impact of PXRE, was due to a decrease in the gross loss ratio resulting from the continuing effects of strong premium increases in personal lines and moderate premium increases in commercial lines. However the effect on the net loss ratio was offset in part by higher ceded catastrophe premiums. We ceded catastrophe reinsurance premiums equal to 5.1% of net premiums earned during the three months ended June 30, 2007 as compared to 2.8% in the same period in 2006. There was unfavorable development of $0.9 million on a net basis in the second quarter of 2007 compared to favorable development of $0.2 million on prior years' net loss reserves in the same period of 2006 excluding $1.6 million of losses incurred as a result of the commutation with PXRE. The 2007 accident year loss ratio for the Preserver book of business was comparable to Tower's. Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing between TICNY and TRM. See "Insurance Services Segment Results of Operations" for the amounts of loss and loss adjustment expense reimbursements.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $39.2 million for the three months ended June 30, 2007 as compared with $24.2 million for the same period in 2006. Our gross expense ratio was 29.9% for the three months ended June 30, 2007 as compared with 29.1% for the same period in 2006. The acquisition of Preserver added 1.0 percentage points to the gross expense ratio for the three months ended June 30, 2007.

     The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 16.3% for the three months ended June 30, 2007, compared to 16.9% for the same period in 2006. The acquisition of Preserver added 0.2 percentage points to the commission portion of the gross expense ratio. The lower ratio was attributable primarily to an increase in the number of retail producers including relationships that began with the OneBeacon renewal rights transaction in September 2004, as well as growth in our workers' compensation and commercial auto lines which carry lower commission rates than other lines of business.

     The underwriting expense portion of the gross expense ratio was 13.6% for the three months ended June 30, 2007 as compared to 12.2% for the same period in 2006. The increase in costs is partially related to the acquisition of Preserver. Gross expenses also increased due to facilities and staff related costs. The acquisition of Preserver added 0.8 percentage points to the gross underwriting expense ratio for the three months ended June 30, 2007.

     The net underwriting expense ratio, which reflects the benefit of ceding commission revenue that lowers the gross expense ratio, was 29.8% for the three months ended June 30, 2007 as compared to 30.1% for the same period in 2006. The acquisition of Preserver added 2.4 percentage points to the net underwriting expense ratio for the three months ended June 30, 2007.

     Underwriting profit and combined ratio. The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $10.6 million in the second quarter of 2007 and $3.9 million in the same period in 2006. Preserver's contribution to underwriting profit was $1.7 million in the second quarter of 2007. The gross combined ratio was 81.4% for the three months ended June 30, 2007 as compared with 84.5% for the same period in 2006. The decrease in the gross combined ratio in the second quarter of 2007 resulted primarily from a decrease in the gross loss ratio. The net combined ratio was 85.4% for the three months ended June 30, 2007 as compared to 91.5% for the same period in 2006. The net combined ratio for 2006 was increased by 10.6% due to the effects of the commutation with PXRE, but the net combined ratio in the second quarter of 2006 also benefited from the significant increase in ceded premiums earned and the resulting significant increase in ceding commission revenue which lowered the net expense ratio to 23% excluding the effects of the PXRE commutation. The acquisition of Preserver added 2.3 and 1.4 percentage points to the gross and net combined ratios, respectively.

Insurance Segment Results of Operations Six Months Ended June 30, 2007 and 2006


     Gross premiums. Gross premiums written increased by 35.7% to $259.5 million for the six months ended June 30, 2007 compared to $191.3 million for the same period in 2006. Gross premiums earned increased by 48.5% to $234.9 million for the six months ended June 30, 2007 compared to $158.2 million for the same period in 2006. The acquisition of Preserver on April 10, 2007 added $19.0 million and $19.1 million in gross premiums written and earned, respectively. The remaining increase resulted from organic growth in our homeowners, commercial multi-peril and other liability lines of business. Policies in force, before the impact of the Preserver acquisition, increased by 17.5% as of June 30, 2007 compared to June 30, 2006. Preserver's policies in force decreased by 2.0% as of June 30, 2007 compared to June 30, 2006. Additionally, during the six months ended June 30, 2007, premium increases on renewed business before the effects of the Preserver acquisition averaged 12.0% in personal lines and 0.8% in commercial lines. Premium increases on renewed business for Preserver averaged 1.0% in personal lines and 1.2% in commercial lines. The retention rate, before the effects of the Preserver acquisition, was 89% for personal lines and 79% for commercial lines. The Preserver retention rate was 70% for personal lines and 79% for commercial lines. Gross premiums earned increased 48.5% resulting from the increase in gross premiums written and premiums earned by Preserver.

     Ceded premiums. Ceded premiums written increased by 70.2% to $142.0 million for the six months ended June 30, 2007 compared to $83.4 million for the same period in 2006. During the six months ended June 30, 2007 we ceded $120.7 million of quota share reinsurance to CastlePoint, of which $8.8 million was ceded by the Preserver insurance companies. Separately, under our excess of loss and property catastrophe reinsurance programs, $2.9 million and $0.4 million of premiums were ceded to CastlePoint, for the three months ended June 30, 2007 and 2006, respectively. Additionally, effective April 1, 2007, under the brokerage business quota share agreement CastlePoint paid us $1.6 million, which represented a 30% share of our catastrophe reinsurance costs. Overall, catastrophe ceded premiums were $7.3 million in the six months ended June 30, 2007 as compared to $2.5 million in the same period in 2006. In April 2006, we entered into three multi-year quota share reinsurance agreements with CastlePoint Reinsurance. As of April 1, 2007, CPIC was added as a reinsurer under one of these reinsurance agreements. Since we did not place quota share reinsurance in the first quarter of 2006, pending the formation of CastlePoint, for the three months ended June 30, 2006, we ceded $70.9 million of premiums written to CastlePoint Reinsurance including $40.9 million of unearned premiums as of April 1, 2006. Quota share cessions reflected a 49% quota share ceding percentage in 2007 as compared to 30% in 2006.

     Ceded premiums earned increased 88.5% during the six months ending June 30, 2007 as compared to the same period last year. This was due primarily to the 70.2% increase in ceded premiums written in 2007 and slightly lower ceded premiums earned in 2006 since we did not cede any premiums in the first quarter of 2006.

     Net premiums. Net premiums written increased by 9.0% to $117.5 million for the six months ended June 30, 2007 compared to $107.8 million for the same period in 2006. This increase was less than the 35.7% increase in gross premiums written as a result of the increased quota share ceding percentage mentioned above. We did not pool any business in the first six months of 2007. Accordingly, we maintained a 49% quota share ceding percentage consistent with our hybrid business model as compared to 30% in the second quarter of 2006. Net premiums earned increased by 26.9% to $130.1 million in the six months ended June 30, 2007 compared to $102.6 million in the same period in 2006. The growth was driven primarily by the increase in gross premiums earned offset, in part, by the increase in the quota share ceding percentage to 49% in 2007 from 30% in 2006.

     Ceding commission revenue. Ceding commission revenue increased by 79.9% to $31.3 million for the six months ended June 30, 2007 compared to $17.4 million for the same period in 2006 largely due to the 88.5% increase in ceded premiums earned offset, in part, by a lower quota share ceding commission rate of 34.3% as compared to a ceding commission rate of 40.1% in 2006. Also, as a result of the commutation agreements with PXRE, we recorded a charge of $3.2 million to ceding commission revenue in 2006. Ceding commission revenue increased by $3,000 and $0.8 million in 2007 and 2006 as a result of an improvement in the ceded loss ratios on prior years' quota share treaties.

     Loss and loss adjustment expenses and loss ratio. Gross and net losses and loss adjustment expenses were $122.3 million and $72.7 million, respectively, for the six months ended June 30, 2007 compared with $88.5 million and $61.0 million, respectively, for the same period in 2006. Our gross loss ratio was 52.0% for the six months ended June 30, 2007 as compared with 56.0% for the same period in 2006. Our net loss ratio was 55.9% for the six months ended June 30, 2007 as compared with 59.5% for the same period in 2006. For the six months ended June 30, 2006, the net loss ratio for the combined segments reflected a $1.6 million charge resulting from the commutation agreements with PXRE that added 1.5 percentage points to the net loss ratio for the Insurance Segment for the three months ended June 30, 2006. The acquisition of Preserver added 0.6 percentage points to the gross loss ratio and reduced the net loss ratio by 0.5 percentage points for the six months ended June 30, 2007. The decrease in the net loss ratio in the six months ended June 30, 2007 compared to the same period in 2006 was due to a decrease in the gross loss ratio. However, the effect of the decrease on the net loss ratio was offset in part by higher ceded catastrophe premiums. We ceded catastrophe reinsurance premiums equal to 5.3% of premiums earned during the six months ended June 30, 2007 as compared to 2.4% in the same period in 2006. There was unfavorable development of $1.1 million on a net basis in the six months ended June 30, 2007 compared to favorable development of $0.4 million on prior years' net loss reserves in the same period of 2006 excluding the $1.6 million of losses incurred as a result of the commutation with PXRE. Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing arrangement between TICNY and TRM. See "Insurance Services Segment Results of Operations" for the amounts of loss and loss adjustment expense reimbursements.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $70.4 million for the six months ended June 30, 2007 as compared with $47.6 million for the same period in 2006. Our gross expense ratio was 29.6% for the six months ended June 30, 2007 as compared with 29.7% for the same period in 2006. The acquisition of Preserver added 0.5 percentage points to the gross expense ratio for the six months ended June 30, 2007.

     The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 16.5% for the six months ended June 30, 2007, compared to 16.6% for the same period in 2006. The acquisition of Preserver added 0.1 percentage points to the commission portion of the gross expense ratio.

     The underwriting expense portion of the gross expense ratio was 13.1% for the six months ended June 30, 2007 as compared to 13.2% for the same period in 2006. Although underwriting expenses increased due to the growth in premium volume, the gross underwriting expense ratio excluding the effects of Preserver declined as gross premiums earned increased more rapidly than underwriting expenses. The acquisition of Preserver added 0.4 percentage points to the gross underwriting expense ratio for the six months ended June 30, 2007.

     The net underwriting expense ratio was 29.4% for the six months ended June 30, 2007 as compared to 28.9% for the same period in 2006. The acquisition of Preserver added 1.2 percentage points to the net underwriting expense ratio for the six months ended June 30, 2007. The net expense ratio for 2006 was affected by the reduction in ceding commissions of $3.2 million resulting from the commutations with PXRE which added 3.1 percentage points to the net expense ratio. Although ceding commission revenue in the first six months of 2007 increased 79.9% as compared to the same period last year the ceding commission rate was lower this quarter than in 2006. The increase in net premiums earned of 26.9% was affected by higher catastrophe ceded premiums. Together these factors reduced the benefit of ceding commission revenue on the net expense ratio.

     Underwriting profit and combined ratio. The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $19.2 million in the first six months of 2007 and $11.9 million in the same period in 2006. The gross combined ratio was 81.6% for the six months ended June 30, 2007 as compared with 85.7% for the same period in 2006. The decrease in the gross combined ratio in the first six months of 2006 resulted primarily from a decrease in the gross loss ratio. The net combined ratio was 85.3% for the six months ended June 30, 2007 as compared to 88.4% for the same period in 2006. Preserver's contribution to underwriting profit was $1.7 million in the six months ended June 30, 2007. The decrease in the net combined ratio resulted from a decrease in the net loss ratio. The effects of the commutations reduced underwriting profits in 2006 by $4.8 million and added
4.6 percentage points to the net combined ratio. The acquisition of Preserver added 1.1 and 0.7 percentage to the gross and net combined ratios, respectively.

Reinsurance Segment Results of Operations

                                      Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                     ---------------------------------------------
                                         2007       2006       2007        2006
                                     ---------------------------------------------
                                                   ($ in thousands)
Revenues
Premiums earned
   Gross premiums earned              $    1,660 $   13,334 $    4,327 $    14,028
   Less: ceded premiums earned              (10)       (18)       (44)        (45)
                                     ---------------------------------------------
   Net premiums earned                     1,650     13,316      4,283      13,983
 Ceded commission revenue                    (2)          -        (2)           -
                                     ---------------------------------------------
Total                                      1,648     13,316      4,281      13,983
Expenses
Loss and loss adjustment expenses
   Gross loss and loss adjustment
    expenses                                 435     12,985      1,900      13,381
   Ceded loss and loss adjustment
    expenses                                (39)        231       (64)         212
                                     ---------------------------------------------
   Net loss and loss adjustment
    expenses                                 396     13,216      1,836      13,593
Underwriting expenses
   Ceding commission expense                 592        618      1,537         770
   Other underwriting expenses               220        248        561         349
                                     ---------------------------------------------
Total underwriting expenses                  812        866      2,098       1,119
                                     ---------------------------------------------
Underwriting (Loss) Profit            $      440 $    (766) $      347 $     (729)
                                     =============================================
Key Measures
Premiums written
   Gross premiums written             $      231 $   16,589 $      217 $    20,531
   Less: ceded premiums written              (2)          -        (5)           -
                                     ---------------------------------------------
   Net premiums written               $      229 $   16,589 $      212 $    20,531
                                     =============================================
Loss Ratios
Gross                                      26.2%      97.4%      43.9%       95.4%
Net                                        24.0%      99.2%      42.9%       97.2%
Accident Year Loss Ratios
Gross                                      78.3%      99.5%      67.7%       97.6%
Net                                        78.8%      99.5%      68.4%       97.6%
Underwriting Expense Ratios
Gross                                      48.9%       6.5%      48.5%        8.0%
Net                                        49.3%       6.5%      49.0%        8.0%
Combined Ratios
Gross                                      75.1%     103.9%      92.4%      103.4%
Net                                        73.3%     105.8%      91.9%      105.2%

Reinsurance Segment Results of Operations Three Months Ended June 30, 2007 and 2006

     Gross premiums. Gross premiums written decreased to $0.2 million for the three months ended June 30, 2007 and represents endorsements and other additional premiums on policies assumed in 2006 and produced by TRM as compared to $16.6 million for the same period in 2006. Gross premiums written of $16.6 million in the three months ended June 30, 2006 included $11.4 million dollars of gross premium written and earned which resulted from novation agreements with PXRE and $5.2 million of premiums produced by TRM. We have not produced any policies in TRM in 2007 as such business was written by TICNY in our Insurance Segment. Novation transactions are recorded by including the consideration as premiums written and earned and the liabilities assumed as losses incurred. Gross premiums earned decreased to $1.7 million from $13.3 million in the second quarter of 2006 due to the novation agreements with PXRE.


     Net premiums. The variances for net premiums are the same as for gross premiums.

     Loss and loss adjustment expenses and loss ratio. Gross loss and loss adjustment expenses were $0.4 million for the three months ended June 30, 2007 as compared to $13.0 million for the same period in 2006. Net losses were $0.4 million for the three months ended June 30, 2006 as compared to $13.2 million for the same period in 2006. The gross and net loss ratios were 26.2% and 24.0%, respectively for the three months ended June 30, 2007 as compared to 97.4% and 99.2%, respectively, in the same period in 2006. The effects of the novation agreements added 56.7 percentage points and 45.9 percentage points to the gross and net loss ratios for the second quarter of 2006, respectively. There was favorable development of $0.9 million on a net basis on prior years' net reserves in the second quarter of 2007 mostly due to favorable run-of of the PXRE novation. This compares to favorable development of $34,000 on prior years' net loss reserves in the same period of 2006.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses for the Reinsurance Segment are comprised of ceding commission expense paid to TRM's issuing companies and other third-party reinsurers to acquire premiums and this segment's allocated share of other underwriting expenses. Gross underwriting expenses deceased for the three months ended June 30, 2007 to $0.8 million compared to $0.9 in the same period in 2006. The gross and net underwriting expense ratios were 48.9% and 49.3% for the three months ended June 30, 2007 compared to 6.5%, respectively, for the same period in 2006. The lower gross and net underwriting expense ratios in 2006 were the direct result of the $11.4 million of additional gross and net premiums earned from the PXRE novation which did not incur a commission expense. The effects of the PXRE novation reduced the gross and net underwriting expense ratios by 39.2 percentage points and 39.6 percentage points, respectively.

     Underwriting profit and combined ratio. The underwriting profit from assumed reinsurance for the second quarter of 2007 was $0.4 million compared to an underwriting loss from assumed reinsurance of $0.8 million for the second quarter of 2006 which included a charge of $0.8 million resulting from the novation agreements with PXRE. The net combined ratio was 73.3% for the second quarter of 2007 compared to 105.8% for the second quarter of 2006. The higher net combined ratio for the second quarter of 2006 was due to both the charge resulting from the novation agreements with PXRE and the favorable loss development in 2007. The novation agreements from PXRE added 6.2 percentage points to the 2006 net combined ratio.

     The gross combined ratio decreased to 75.1% in the second quarter of 2007 compared to 103.9% in the same period last year due to an increase in the gross loss ratio to the novation agreements with PXRE and the favorable loss development in 2007 as discussed above.

     The effect of the novation agreements with PXRE added 17.5 percentage points and 6.2 percentage points to the gross and net combined ratios in the second quarter of 2006.


Reinsurance Segment Results of Operations Six Months Ended June 30, 2007 and
2006

     Gross premiums. Gross premiums written decreased to $0.2 million for the six months ended June 30, 2007 as compared to $20.5 million for the same period in 2006. In addition to the premiums produced by TRM in the second quarter of 2006, we entered into novation agreements with PXRE which increased gross premiums written and earned by $11.4 million. Gross premiums earned decreased to $4.3 million for the six months ended June 30, 2007 from $14.0 million in the six months ended June 30, 2006 due to the significant increase in gross premiums written and the novation agreements with PXRE in 2006.

     Net premiums. Net premiums written decreased to $0.2 million for the six months ended June 30, 2007 as compared to $20.5 million for the same period in 2006. The decrease in net premiums written was due to an decrease in gross premiums as discussed above.

     Loss and loss adjustment expenses and loss ratio. Gross loss and loss adjustment expenses were $1.9 million for the six months ended June 30, 2007 as compared to $13.4 million for the same period in 2006. Net losses were $1.8 million for the six months ended June 30, 2007 as compared to $13.6 million for the same period in 2006. Both gross and net losses for the six months ended June 30, 2006 were increased by $12.2 million as a result of the novation agreements with PXRE. The gross and net loss ratios were 43.9% and 42.9%, respectively for the six months ended June 30, 2007 as compared to 95.4% and 97.2%, respectively in the same period in 2006. The effect of the novation agreements added 50.3 percentage points and 43.0 percentage points to the gross and net loss ratio, respectively, for the six months ending June 30, 2006. There was favorable development of $1.1 million on a net basis on prior years' net reserves for the six months ended June 30, 2007 mostly due to favorable run-of of the PXRE novation. This compares to favorable development of $58,000 on prior years' net loss reserves in the same period of 2006.

     Underwriting expenses and underwriting expense ratio. Gross underwriting expenses increased for the six months ended June 30, 2007 to $2.1 million as compared to $1.1 million for the same period in 2006. The gross and net underwriting expense ratios were 48.5% and 49.0%, respectively, for the six months ended June 30, 2007 compared to 8.0% and 8.0%, respectively, for the same period last year. The lower gross and net underwriting expense ratios in 2006 were the direct result of the $11.4 million of additional gross and net premiums earned from the PXRE novation which did not incur a commission expense. The effects of the PXRE novation reduced the gross and net underwriting expense ratios by 35.3 percentage points and 36.0 percentage points, respectively, for the six months ended June 30, 2006.

     Underwriting profit and combined ratio. The underwriting profit from assumed reinsurance for the six months ended June 30, 2007 was $0.3 million compared to underwriting loss of $0.7 million for the same period of 2006 which includes the charge of $0.8 million resulting from the novation agreements with PXRE. The net combined ratio was 91.9% for the six months ended June 30, 2007 compared to 105.2% for the same period of 2006. The lower net combined ratio for the first six months of 2007 was the result of the decreased net loss ratio offset by the increase in the net underwriting expense ratio as explained above.

     The gross combined ratio decreased to 92.4% for the six months ended June 30, 2007 compared to 103.4% for the same period of 2006 due to the decrease in the gross loss ratio offset by an increase in the gross underwriting expense ratio as explained above. The effects of the novation agreements added 15.1 percentage points and 7.0 percentage points to the gross and net combined ratios for the six months ended June 30, 2006.

Insurance Services Segment Results of Operations

                                        Three Months Ended       Six Months Ended
                                              June 30,                June 30,
                                      ------------------------ -----------------------
                                           2007        2006        2007        2006
                                      ------------ ----------- ----------- -----------
                                                      ($ in thousands)
Revenues
Direct commission revenue from
 managing general agency                $      572  $    1,105  $    1,060  $    1,911
Claims administration revenue                  535         922       1,100       1,884
Other administrative revenue (1)               347           -         598           -
Reinsurance intermediary fees(2)               185         174         341         235
Policy billing fees                              -           2           -           5
                                      ------------ ----------- ----------- -----------
Total Revenues                               1,639       2,203       3,099       4,035
Expenses
Direct commissions expense paid to
 producers                                     144         731         151       1,334
Other insurance services expenses(3)           358         305         615         542
Claims expense reimbursement to TICNY          533         911       1,098       1,869
                                      ------------ ----------- ----------- -----------
Total Expenses                               1,035       1,947       1,864       3,745
                                      ------------ ----------- ----------- -----------
Insurance Services Pre-tax Income       $      604  $      256  $    1,235  $      290
                                      ============ =========== =========== ===========
Premium produced by TRM on behalf of
 issuing companies                      $      716  $    4,834  $      661  $    8,862
                                      ============ =========== =========== ===========

     (1)The other administration revenue includes amounts reimbursed by CastlePoint Reinsurance for services rendered pursuant to a service and expense sharing agreement.

     (2)The reinsurance intermediary fees include commissions earned for placement of reinsurance on behalf of TICNY and TNIC.

     (3)Consists of underwriting expenses reimbursed to TICNY pursuant to an expense sharing agreement and to CastlePoint Reinsurance pursuant to a service and expense sharing agreement.

Insurance Services Segment Results of Operations Three Months Ended June 30, 2007 and 2006

     Total revenues. Total revenues for the insurance services segment were $1.6 million for the three months ended June 30, 2007 as compared with $2.2 million for the same period in 2006. The principal components of total revenues for our insurance services segment are direct commission revenue, claims administration revenue, other administration revenue and reinsurance intermediary fees. The decrease in total revenues was primarily due to direct commission revenue that decreased by 48.2 % to $572,000 for the second quarter of 2007 compared to $1.1 million for the second quarter of 2006. Claims administration revenues decreased to $535,000 in the second quarter of 2007 compared to $922,000 in the same period of last year as a result of fewer hours associated with claims handled on behalf of issuing carriers. Reinsurance intermediary fees increased by 6.3% to $185,000 for the second quarter of 2007 as compared to $174,000 for the second quarter of 2006 from increased reinsurance premiums. Other administrative revenue was $347,000 for the second quarter of 2007 and includes reimbursements from CastlePoint per our service and expense sharing agreement to provide underwriting, claims, legal and other corporate services, such as human resources and information technology.

     Direct commission revenue is dependent upon the premiums and losses on business produced by TRM on behalf of its issuing companies. For the second quarter of 2007 direct commission revenues decreased by 48.2% to $572,000 compared to $1.1 million for the second quarter of 2006 as a result of our decision to renew policies in our Insurance Segment that were previously produced in the Insurance Services Segment. Premiums produced by TRM decreased by 85.2% to $716,000 in the second quarter of 2007 as compared to $4.8 million of premiums produced in the same period last year. During the second quarter TRM produced $480,000 of premium for CastlePoint Insurance Company. In addition there was an increase in commission revenue of $520,000 in the second quarter of 2007 as a result of favorable loss development on the premiums produced in prior years compared to an increase of $136,000 in the same period of last year.

     Direct commission expense. TRM's direct commission expense rate was 20.1% for the second quarter of 2007 compared to 15.1% for the second quarter of 2006. The direct commission expense rate increased in 2007 as a result of producing a larger proportion of the business through wholesale agents which carry a higher commission rate. In 2006 the direct commission expense rate was lower as a larger proportion of policies with larger premiums had lower commission rates.

     Other insurance services expenses. The amount of reimbursement for underwriting expenses by TRM to TICNY in the second quarter of 2007 was $358,000 as compared to $305,000 in the second quarter of 2006.

     Claims expense reimbursement. The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY in the second quarter of 2007 was $533,000 as compared to $911,000 in the second quarter of 2006 due to a decrease in the number of claims handled.

     Pre-tax income. Pre-tax income in the second quarter of 2007 increased by 135.9% to $604,000 as compared to $256,000 in the second quarter of 2006. The increase was due to the favorable adjustment in direct commission revenue and increases in other administration revenue as explained above, offset by the decrease in premiums produced in the three months ended June 30, 2007 as compared to the same period last year.

Insurance Services Segment Results of Operations Six Months Ended June 30, 2007 and 2006

     Total revenues. Total revenues for the insurance services segment were $3.1 million for the six months ended June 30, 2007 as compared with $4.0 million for the same period in 2006. The principal components of total revenues for our insurance services segment are direct commission revenue, claims administration revenue, other administration revenue and reinsurance intermediary fees. The decrease in total revenues was primarily due to direct commission revenue that decreased by 44.5 % to $1.1 million for the six months ending June 30, 2007 compared to $1.9 million for the same period last year. Claims administration revenues decreased to $1.1 million for the six months ending June 30, 2007 compared to $1.9 million in the same period of last year as a result of fewer hours associated with claims handled on behalf of issuing carriers. Reinsurance intermediary fees revenue increased by 45.1% to $341,000 for the six months ending June 30, 2007 as compared to $235,000 for the same period last year from increased reinsurance premiums. Other administrative revenue was $598,000 for the six months ended June 30, 2007 and includes reimbursements from CastlePoint per our service and expense sharing agreement that we entered into in 2006 to provide underwriting, claims, legal and other corporate services, such as human resources and information technology.

     For the first six months of 2007, direct commission revenues decreased as compared to last year as a result of the 92.5% decrease in premiums produced by TRM to $661,000 from $8.9 million as more policies were renewed in the Insurance Segment. In addition there was an increase in commission revenue of $1.1 million the six months ended June 30, 2007 as a result of favorable loss development on the premiums produced in prior years compared to a reduction of commission income of $0.2 million resulting from unfavorable loss development on premiums produced in prior periods for the six months ended June 30, 2006.

     Direct commission expense. TRM's direct commission expense rate was 22.8% for the first six months of 2007 compared to 15.1% for the same period last year. The direct commission expense rate increased in 2007 as a result of producing a larger proportion of the business through wholesale agents which carry a higher commission rate. In 2006 the direct commission expense rate was lower as a larger proportion of policies with larger premiums had lower commission rates.

     Other insurance services expenses. The amount of reimbursement for underwriting expenses by TRM to TICNY in the first six months of 2007 was $615,000 as compared to $542,000 in the same period last year.

     Claims expense reimbursement. The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY in the first six months of 2007 was $1.1 million as compared to $1.9 million in the same period last year due to a decrease in the number of claims handled.

     Pre-tax income. Pre-tax income in the first six months of 2007 increased by 325.9% to $1.2 million as compared to $290,000 in the same period last year. The increase was due to the favorable adjustment in direct commission revenue and increases in other administration revenue as explained above, offset by the decrease in premiums produced in the six months ended June 30, 2007 as compared to the same period last year.

Liquidity and Capital Resources

     Cash flows. Cash flow needs at the holding company level are primarily for dividends to our stockholders and interest payments on our $101.0 million of subordinated debentures.

     Cash and cash equivalents at June 30, 2007 were $65.0 million as compared to $100.6 million at December 31, 2006. Cash equivalents increased in December 2006 as a result of raising $48 million through the issuance of $40 million of perpetual preferred stock and $8 million from the sale of Tower Indemnity Company of America. At the time we raised these funds the yield curve was relatively flat. At December 31, 2006, we had $65 million of cash equivalents invested in agency backed discount notes and commercial paper that had interest yields between 5.14% and 5.25%. Our belief then was that longer term interest rates would rise in 2007. Cash and cash equivalents at June 30, 2007 include $10 million from the acquisition of Preserver and $25 million of corporate funds which remain from the follow-on offering after paying for the Preserver acquisition.

     During the second quarter of 2007, interest rates rose and increased the gross unrealized investment loss by $11.7 million and $11.1 million for the three month and six month ending June 30, 2007, as reflected in other comprehensive income. Changes in interest rates directly impact the fair value for our fixed maturity portfolio. We regularly review both our fixed-maturity and equity portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. We have determined that we did not hold any investments that would have been considered other than temporarily impaired and that the recent increase in the gross unrealized investment loss was caused by an increase in interest rates. We expect cash flows from operations to be sufficient to meet our liquidity requirements. We intend, and we believe we have the ability, to hold these investments until a recovery in value, which may be at maturity.

     For the three and six months ended June 30, 2007, net cash provided by operating activities was $9.6 million and $29.9 million, respectively. Net cash provided by operations was $47.8 million and $86.6 million, respectively for the same period in 2006. The decrease in cash flow for 2007 was a result of federal income tax payments of $14.1 million and $15.2 million for the three months and six months ended June 30, 2007. The net cash provided by operating activities for 2006 included $37.0 million received from PXRE which resulted from the commutation and novation transactions. The remaining increase in net cash provided by operations for the three months and six months ended June 30, 2006 resulted primarily from an increase in collected premiums as a result of the growth in gross premiums written partially offset by the partial payment of $20.2 million for ceded unearned premiums and the quota share reinsurance ceded to CastlePoint Reinsurance Company.

     The net cash flows used in investing activities for the three months ended June 30, 2007 was $109.8 million and $151.8 million, respectively. The three months and six months ended June 30, 2007 included the acquisition of Preserver Group, Inc. for $66.2 million.

     The net cash flows provided by financing activity for the three months ended June 30, 2007 was $1.3 million. The net cash flow provided by financial activity for the six months ended June 30, 2007 was $69.7 million and included the net proceeds from the issuance of $20.6 million in subordinated debentures on January 25, 2007, the $89.4 million of net proceeds from the January 26, 2007 equity offering and the related exercise of the underwriters' over-allotment option. For the three months and six months ended June 30, 2006, we had $0.9 million and $20.5 million, respectively, of net cash flows provided by financing activities.

     The operating subsidiaries' primary sources of cash are net premiums received, commission and fee income, net investment income and proceeds from the sale and redemption of both equity and fixed-maturity investments. Cash is used to pay claims, commissions and operating expenses, to purchase investments and fixed assets and to pay dividends to the holding company. Our insurance companies are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. As of June 30, 2007, the maximum amount of distributions that our insurance companies could pay to its parent without approval of their domiciliary Insurance Department was approximately $22.4 million.

Subordinated Debentures

     On January 25, 2007, we participated in a private placement of $20.0 million of fixed/floating rate capital securities (the "Trust Preferred Securities") issued by Tower Group Statutory Trust VI (the "Trust"), an affiliated Delaware trust formed on January 11, 2007. The Trust Preferred Securities mature in April 2036, are redeemable at our option at par beginning April 7, 2011, and require quarterly distributions of interest by the Trust to the holder of the Trust Preferred Securities. Interest distributions are initially at a fixed rate of 8.155% for the first five years and will then reset quarterly for changes in the three-month London Interbank Offered Rate ("LIBOR") plus 300 basis points. The Trust simultaneously issued 619 of the Trust's common securities to us for a purchase price of $0.6 million, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the Trust Preferred Securities and common securities to purchase for $20.6 million a junior subordinated debt security due 2037 issued by us. We do not consolidate interest in statutory business trusts for which we hold 100% of the common trust securities because we are not the primary beneficiary of the trusts. We report the outstanding subordinated debentures owed to the statutory business trusts as a liability. The net proceeds we received from the sale of the debenture to the Trust and $20.0 million of the net proceeds from our common stock offering in the three months ended March 31, 2007 were used to redeem our perpetual preferred stock. We incurred $0.4 million of fees related to the issuance of these subordinated debentures.

Investments

     Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of June 30, 2007, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. We determined that we did not hold any investments that would have been considered other than temporarily impaired.

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

     For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of June 30, 2007.

     The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of June 30, 2007:

                                      Estimated Increase          Estimated Percentage
                                   (Decrease) in Fair Value        Increase (Decrease)
Change in Interest Rate               ($ in thousands)               in Fair Value
-----------------------            --------------------------  --------------------------
300 basis point rise                      (71,961)                      -12.7%
200 basis rise                            (49,027)                       -8.6%
100 basis rise                            (24,975)                       -4.4%
As of June 30, 2007                             0                         0.0%
50 basis point decline                     12,581                         2.2%
100 basis point decline                    24,940                         4.4%

     The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $25.0 million or 4.4% based on a 100 basis point increase in interest rates as of June 30, 2007. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities, which constituted approximately 89.2% of our total invested assets as of June 30, 2007.

     As of June 30, 2007 we had a total of $36.1 million of outstanding floating rate debt, all of which is outstanding subordinated debentures underlying trust securities issued by our wholly owned statutory business trusts carrying an interest rate that is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase.

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

     On April 10, 2007, we completed our acquisition of Preserver. As a result, the Preserver operations have been excluded from our review of the internal controls under Section 404 of the Sarbanes Oxley Act of 2002. Preserver has not previously been subject to a review of internal controls under the Sarbanes Oxley Act of 2002. We will begin the process of integrating Preserver's operations including internal controls and processes and extending our Section 404 compliance program to Preserver's operations. Preserver accounts for 19.6% of assets and 7.0% of net income. See the Notes to the Consolidated Financial Statements in item 1 for discussion of the acquisition and related financial data.


Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     (a)  The Company held its annual meeting on May 17, 2007.

     (c) Francis M. Colalucci was re-elected as a director with 19,363,110 shares voting for his election and 2,628,559 shares withheld. Charles
          A. Bryan was re-elected director with 20,960,543 shares voting for his election and 1,031,126 withheld. The security holders voted to approve the appointment of Johnson Lambert & Co. as the Company's independent registered public accounting firm for the year 2007 with 21,976,438 shares voting for appointment, 7,080 voting against and 8,051 abstaining.


Item 6.  Exhibits

31.1 Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2 Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906

     Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Tower Group, Inc.
                                  ---------------------------------
                                               Registrant







  Date:    August 3, 2007         /s/            Michael H. Lee
           --------------         ----------------------------------------------
                                                 Michael H. Lee
                                             Chairman of the Board,
                                        President and Chief Executive Officer



  Date:    August 3, 2007         /s/        Francis M. Colalucci
           --------------         ----------------------------------------------
                                             Francis M. Colalucci
                                             Senior Vice President,
                                        Chief Financial Officer and Treasurer