Form 10-Q
period 2007-09-30
Tower Group, Inc.
filed 2007-11-09
CIK 1289592

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
Exchange Act Of 1934

For the quarterly period ended September 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _________________ to _________________

Commission file no. 000-50990
Tower Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3894120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
120 Broadway, 31st Floor New York, NY	10271
(Address of principal executive offices)	(Zip Code)

(212) 655-2000
(Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
 Large accelerated filer ☐ Accelerated filer  ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,192,002 shares of common stock, par value $0.01 per share, as of November 5, 2007.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements
Tower Group, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2007	2006
	($ in thousands, except par value and share amounts)
Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost
$603,338 at September 30, 2007 and $416,642 at December 31, 2006)	$592,401	$414,567
Equity securities, available-for-sale, at fair value (cost $59,810 at
September 30, 2007 and $47,971 at December 31, 2006)	50,148	49,453
Total investments	642,549	464,020
Cash and cash equivalents	52,526	100,598
Investment income receivable	6,682	4,767
Agents' balances receivable	98,638	65,578
Assumed premiums receivable	472	77
Ceding commission receivable	3,469	3,237
Reinsurance recoverable	200,686	118,003
Receivable - claims paid by agency	6,842	5,186
Prepaid reinsurance premiums	132,736	94,063
Deferred acquisition costs, net of deferred ceding commission revenue	39,408	35,811
Federal and state taxes recoverable	712	-
Deferred income taxes	22,394	-
Intangible assets	21,992	5,423
Goodwill	9,608	-
Fixed assets, net of accumulated depreciation	30,659	20,563
Investment in unconsolidated affiliate	31,906	27,944
Investment in statutory business trusts, equity method	3,036	2,045
Other assets	9,166	6,767
Total Assets	$1,313,481	$954,082
Liabilities
Loss and loss adjustment expenses	$487,627	$302,541
Unearned premium	282,069	227,017
Reinsurance balances payable	54,213	38,560
Payable to issuing carriers	13,320	662
Funds held as agent	6,068	8,181
Funds held under reinsurance agreements	40,724	51,527
Accounts payable and accrued expenses	17,078	18,267
Deferred rent liability	7,323	6,295
Payable for securities	336	2,922
Other liabilities	5,475	3,515
Federal and state income taxes payable	-	1,163
Deferred income taxes	-	1,255
Dividends payable	-	212
Subordinated debentures	101,036	68,045
Total Liabilities	1,015,269	730,162
Stockholders' Equity
Series A perpetual preferred stock ($0.01 par value per share; 2,000,000 shares authorized; no shares issued and outstanding at September 30, 2007; 40,000 shares issued and outstanding at December 31, 2006; liquidation preference of
$1,000 per share, net of $0.4 million of issuance costs)	-	39,600
Common stock ($0.01 par value per share; 40,000,000 shares authorized,
23,215,118 and 20,005,758 shares issued at September 30, 2007 and
December 31, 2006, respectively, and 23,192,708 and 19,980,306 shares
outstanding at September 30, 2007 and December 31, 2006, respectively)	232	200
Paid-in-capital	205,182	113,168
Accumulated other comprehensive net loss	(13,869)	(437)
Retained earnings	106,984	71,596
Treasury stock (22,410 and 25,452 shares at September 30, 2007 and
December 31, 2006, respectively)	(317)	(207)
Total Stockholders' Equity	298,212	223,920
Total Liabilities and Stockholders' Equity	$1,313,481	$954,082
See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands, except share and per share amounts)
Revenues
Net premiums earned	$73,124	$52,366	$207,542	$168,908
Ceding commission revenue	19,601	13,171	50,867	30,550
Insurance services revenue	9,137	1,243	12,236	5,274
Policy billing fees	599	286	1,444	830
Net investment income	9,615	5,923	27,016	15,875
Net realized gains (losses) on investments	(62)	32	10	(84)
Total revenues	112,014	73,021	299,115	221,353
Expenses
Loss and loss adjustment expenses	40,007	30,392	114,528	105,026
Direct commission expense	26,422	15,309	66,865	43,654
Other operating expenses	21,311	13,127	55,832	38,718
Interest expense	2,313	1,863	6,843	5,066
Total expenses	90,053	60,691	244,068	192,464

Other Income
Equity income in unconsolidated affiliate	746	418	2,169	364
Gain from issuance of common stock by unconsolidated affiliate	-	-	2,705	7,883
Warrant received from unconsolidated affiliate	-	-	-	4,605
Income before income taxes	22,707	12,748	59,921	41,741
Income tax expense	8,323	4,292	21,530	14,490
Net income	$14,384	$8,456	$38,391	$27,251

Comprehensive Income
Net income	$14,384	$8,456	$38,391	$27,251
Other comprehensive income:
Gross unrealized investment holding gains (losses)
arising during period	(9,140)	9,150	(20,169)	3,273
Equity in net unrealized gains in investment in
unconsolidated affiliate’s investment portfolio	(236)	296	(658)	184
Less: reclassification adjustment for (gains) losses
included in net income	62	(32)	(10)	84
	(9,314)	9,414	(20,837)	3,541
Income tax (expense) benefit related to items of other
comprehensive income	3,260	(3,295)	7,293	(1,297)
Total other comprehensive net income (loss)	(6,054)	6,119	(13,544)	2,244
Comprehensive income	$8,330	$14,575	$24,847	$29,495

Earnings Per Share
Basic earnings per common share	$0.63	$0.43	$1.67	$1.38
Diluted earnings per common share	$0.62	$0.42	$1.65	$1.36

Weighted Average Common Shares Outstanding:
Basic	22,983,325	19,776,188	22,622,672	19,734,365
Diluted	23,189,031	20,074,058	22,885,001	20,032,256

Dividends declared and paid per common share:
Common stock	$0.05	$0.025	$0.10	$0.075
See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)
Cash flows provided by (used in) operating activities:
Net income	$14,384	$8,456	$38,391	$27,251
Adjustments to reconcile net income to net cash provided by
(used in) operations:
Gain from IPO of common shares of unconsolidated affiliate	-	-	(2,705)	(7,883)
Warrant received from unconsolidated affiliate	-	-	-	(4,605)
(Gain) loss on sale of investments	62	(32)	(10)	84
Depreciation	1,849	1,273	5,411	3,236
Amortization of intangible assets	322	110	721	316
Amortization of bond premium or discount	42	176	396	644
Amortization of debt issuance costs	16	14	48	38
Amortization of restricted stock	503	262	1,504	604
Deferred income taxes	(249)	2,001	(900)	1,666
Excess tax benefits from share-based payment arrangements	(76)	(202)	(1,035)	(852)
(Increase) decrease in assets:
Investment income receivable	(229)	(66)	(670)	(786)
Agents’ balances receivable	(32)	(938)	(3,365)	(9,241)
Assumed premiums receivable	1,291	2,073	(395)	(3,834)
Ceding commissions receivable	886	-	(232)	8,727
Reinsurance recoverable	(12,890)	(12,994)	(44,429)	(5,028)
Prepaid reinsurance premiums	3,369	(5,653)	(34,710)	(35,783)
Deferred acquisition costs, net	709	(1,928)	10,356	(5,591)
Federal and state income taxes recoverable	(712)	(3,229)	(712)	(3,229)
Intangible assets	-	(281)	-	(311)
Equity in unconsolidated affiliate	(684)	(418)	(2,107)	(364)
Other assets	(1,313)	2,150	(1,829)	(381)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	18,718	25,188	70,739	80,876
Unearned premium	(7,942)	4,948	12,329	46,887
Reinsurance balances payable	(6,839)	(8,270)	10,850	5,651
Payable to issuing carriers	7,401	(1,767)	12,658	(3,434)
Accounts payable and accrued expenses	1,771	391	(9,077)	(802)
Deferred rent	(48)	6,040	1,028	6,040
Funds held under reinsurance agreement	(3,922)	(2,768)	(12,916)	(2,014)
Federal and state income taxes payable	1,910	(3,236)	(1,163)	-
Net cash flows provided by operations	18,297	11,300	48,176	97,882
Cash flows provided by (used in) investing activities:
Acquisition of Preserver Group Inc.	-	-	(66,233)	-
Preserver transaction costs	-	-	(4,729)	-
Purchase of fixed assets	(3,578)	(14,158)	(10,130)	(19,228)
Investment in unconsolidated affiliate	(190)	128	423	(14,400)
Disposal of fixed assets	85	-	85	-
Purchase of investments:
Fixed-maturity securities	(42,282)	(52,711)	(177,594)	(124,685)
Equity securities	(499)	(35,362)	(14,386)	(35,995)
Short-term investments-net	-	16	-	16
Sale or maturity of investments:
Fixed-maturity securities	16,796	24,956	87,314	53,168
Equity securities	-	24,558	3,776	24,558
Net cash flows used in investing activities	(29,668)	(52,573)	(181,474)	(116,566)
(Continued)
See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Cash Flows—(Continued)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)
Cash flows provided by (used in) financing activities:
Redemption of preferred stock	-	-	(40,000)	-
Proceeds from issuance of subordinated debentures	-	-	20,619	20,619
Purchase of common trust securities - statutory business trusts	-	-	(619)	(619)
Dividends paid	(1,149)	(493)	(2,804)	(1,481)
Stock repurchase	(16)	(2)	39	(69)
Exercise of stock options & warrants	17	270	1,027	1,155
Excess tax benefits from share-based payment arrangements	76	202	1,035	852
Equity offering and over allotment, net of issuance costs	-	-	89,366	-
Net cash flows provided by (used in) financing activities	(1,072)	(23)	68,663	20,457
Increase (decrease) in cash and cash equivalents	(12,444)	(41,296)	(64,635)	1,773
Cash and cash equivalents, beginning of period	64,969	81,829	117,161	38,760
Cash and cash equivalents, end of period	$52,525	$40,533	$52,526	$40,533

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$6,574	$7,982	$21,746	$15,306
Cash paid for interest	$2,772	$1,479	$6,264	$3,384
See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the information and disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America.  These statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2006 and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 8, 2007.  The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations.  The results of operations for the three months and nine months ended September 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007.  The consolidated financial statements as of September 30, 2007 include the accounts of Tower Group, Inc. (the “Company”), its wholly owned subsidiaries Tower Insurance Company of New York (“TICNY”), Tower National Insurance Company (“TNIC”), Tower Risk Management Corp. (“TRM”), Preserver Group, Inc. (“Preserver”) and its subsidiaries, Preserver Insurance Company (“PIC”), Mountain Valley Indemnity Company (“MV”) and North East Insurance Company (“NE”), and other entities required by GAAP.  All significant inter-company balances have been eliminated.  Business segment results are presented net of all material inter-segment transactions.

Acquisition of Preserver Group, Inc.

On April 10, 2007, the Company completed the acquisition of 100% of the issued and outstanding common stock of Preserver, a New Jersey corporation, pursuant to the stock purchase agreement (“the Agreement”), dated as of November 13, 2006, by and among the Company, Preserver and the Sellers named therein.  The acquisition was accounted for using the purchase method in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  Under the terms of the Agreement, the Company acquired Preserver for approximately $64.9 million comprised of $34.1 million in cash paid to the Sellers and a contribution of $30.8 million to the capital of Preserver to enable Preserver to repay the principal and accrued interest on indebtedness held by certain of the Sellers.

In accordance with SFAS No. 141, the cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition, with the amounts exceeding the fair value recorded as goodwill.  As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, fixed assets, and deferred taxes.  The valuations will be finalized within 12 months of the close of the acquisition.  When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangibles and goodwill.  The results of operations of Preserver have been included in the Company’s consolidated financial statements since April 10, 2007.

Selected unaudited pro forma results of operations assuming the acquisition had occurred as of January 1, 2006, are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands, except share and per share amounts)
Total revenue	$112,014	$93,905	$321,668	$284,746
Net income	14,384	9,122	37,072	29,122
Net income per common share-basic	$0.63	$0.40	$1.61	$1.28
Net income per common share-diluted	$0.62	$0.39	$1.59	$1.26

The above pro forma results are presented for information purposes only and may not be indicative of the operating results that would have occurred had this acquisition been completed as of the beginning of 2006.

The following unaudited condensed balance sheet presents assets acquired and liabilities assumed with the acquisition of Preserver on April 10, 2007, based on their fair values ($ in thousands):

Assets
Investments	$98,079
Cash & cash equivalents	16,563
Accounts receivable	30,035
Reinsurance recoverable	39,910
Deferred acquisition costs, net	13,954
Fixed assets	5,462
Goodwill	9,608
Intangibles	17,290
Deferred income taxes	15,724
Other assets	5,846
Total Assets	$252,471

Loss and loss adjustment expenses	$114,348
Unearned premiums	42,723
Accounts payable and accrued expenses	16,795
Subordinated debentures	12,372
Total liabilities	186,238
Total Stockholders’ equity	66,233
Total Liabilities & Stockholders’ equity	$252,471

Preserver’s stockholders’ equity on April 10, 2007 was $66.2 million, which includes the purchase price of $64.9 million plus an additional $1.3 million for Tower’s direct transaction costs.

The base purchase price was reduced by the amount (net of taxes) of certain expenses paid by Preserver in connection with the transaction including amounts that were paid or payable to officers, directors and employees of Preserver and legal and financial advisor fees in connection with the sale of Preserver.  The amount of this reduction was approximately $3.3 million.  An additional purchase price may be payable approximately three years following the closing if Preserver has favorable development on its June 30, 2006 reserves for losses and loss adjustment expenses.  The amount of this additional purchase price will be 65% of any such favorable development but will not exceed $13 million.

Prior to closing the acquisition of Preserver on April 10, 2007, the Company formulated a plan to terminate a number of employees of Preserver primarily working in the underwriting, operations, and information technology areas.  The Company accrued a liability as of the closing date, in accordance with Emerging Issues Task Force (“EITF”) number 95-3 in the amount of $500,000 representing severance costs, including employee benefits of the terminated employees.  The Company expects that all planned terminations will be completed by the end of 2007.  As of September 30, 2007, the accrued liability is $223,000.

Equity Offering

On January 22, 2007, the Company signed an underwriting agreement providing for the issuance and sale of 2,704,000 shares of common stock at a price of $31.25 per share, less underwriting discounts, and granted to the underwriters an option to purchase up to 405,600 additional shares of common stock at the same price to cover over-allotments.

On January 26, 2007, the Company closed on its sale of 2,704,000 shares of common stock.  On February 5, 2007, the underwriters exercised their over-allotment option with respect to 340,600 shares of common stock.  The Company received aggregate net proceeds of approximately $89.4 million from the offering and over-allotment option, after underwriting discounts and expenses.

Subordinated Debentures
On January 25, 2007, the Company participated in a private placement of $20.0 million of fixed/floating rate capital securities (the “Trust Preferred Securities”) issued by Tower Group Statutory Trust VI (the “Trust”), an affiliated Delaware trust formed on January 11, 2007.  The Trust Preferred Securities mature in April 2036, are redeemable at the Company’s option at par beginning April 7, 2011, and require quarterly distributions of interest by the Trust to the holder of the Trust Preferred Securities.  Interest distributions are initially at a fixed rate of 8.155% for the first five years and will then reset quarterly for changes in the three-month London Interbank Offered Rate (“LIBOR”) plus 300 basis points.  The Trust used the proceeds from the sale of the Trust Preferred Securities and common securities to purchase for $20.6 million a junior subordinated debt security due 2037 issued by the Company.  The Company does not consolidate interest in its statutory business trusts for which the Company holds 100% of the common trust securities because the Company is not the primary beneficiary of the trusts.  The Company reports the outstanding subordinated debentures owed to the statutory business trusts as a liability.  The net proceeds to the Company from the sale of the debenture to the Trust were used by the Company to redeem a portion of the Company’s perpetual preferred stock as described below.  The Company incurred $0.4 million of fees related to the issuance of these subordinated debentures which have been capitalized and will be amortized over the term of the subordinated debentures.

As part of the Preserver acquisition, the Company assumed $12.3 million in Junior Subordinated Notes (“Junior Notes”) issued by Preserver to the Preserver Capital Trust I (“Preserver Capital Trust”), an affiliated Delaware Trust.  The Company does not consolidate Preserver Capital Trust as the Company is not considered the primary beneficiary.  The Junior Notes mature on April 10, 2034 and are redeemable in whole or in part on any interest payment date subsequent to May 24, 2009.  They bear interest at a three-month LIBOR rate plus 425 basis points, with a cap of 12.50% through May 24, 2009.  The Junior Notes had an interest rate of 9.75% at September 30, 2007. Preserver incurred $0.4 million of fees related to the issuance of these subordinated debentures which were capitalized and are currently being amortized over the term of the subordinated debentures. The Trust simultaneously issued 372 of the Trust’s common securities to the Company for a purchase price of $0.4 million, which constitutes all of the issued and outstanding common securities of the Trust.

Aggregate scheduled maturities of the Company’s outstanding subordinated debentures at September 30, 2007 are ($ in thousands):

2033	$20,620
2034	25,775
2035	13,403
2036	41,238
Total	$101,036

Redemption of Perpetual Preferred Stock

On November 13, 2006, the Company entered into the Stock Purchase Agreement with a subsidiary of CastlePoint pursuant to which the Company agreed to issue and sell 40,000 shares of perpetual preferred stock to the subsidiary for aggregate consideration of $40 million.  The transaction closed on December 4, 2006.

On January 10, 2007, the Company exchanged its outstanding Series A Perpetual Preferred stock for 40,000 shares of the Series A-1 Perpetual Preferred Stock (the “Series A-1 Perpetual Preferred Stock). On January 26, 2007, the Company fully redeemed all 40,000 shares of the Series A-1 stock for $40.0 million using $20.0 million of the net proceeds from its Trust Preferred Securities issued on January 25, 2007 and $20.0 million of the net proceeds from its common stock offering.

Investment in Unconsolidated Affiliate-CastlePoint

At September 30, 2007, the Company’s maximum exposure to a loss from its investment in CastlePoint Holdings, Ltd. (“CastlePoint”) was approximately $31.9 million, which consists of its equity ownership interest with a carrying value of approximately $27.3 million as of September 30, 2007 and the warrant the Company received from CastlePoint in 2006, with a carrying value of $4.6 million as of September 30, 2007.

The carrying value of the Company’s equity investment in CastlePoint as of September 30, 2007 is as follows ($ in millions):

Carrying value of equity investment in CastlePoint at December 31, 2006	$27.9
Equity in net income of CastlePoint	2.2
Gain from IPO of common stock of CastlePoint	2.7
Equity in net unrealized loss of the CastlePoint investment portfolio	(0.7)
Dividends received from CastlePoint	(0.2)
Carrying value of equity investment in CastlePoint at September 30, 2007	$31.9

The Company has determined that CastlePoint qualifies as a variable interest entity (“VIE”) under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) 46-(R).  The Company has determined that its investment in CastlePoint does not meet the requirements for consolidation because the Company is not the primary beneficiary of the VIE as defined in FIN 46-(R). However, the Company has recorded its investment in CastlePoint using the equity method of accounting as the Company exercises significant influence over CastlePoint.  The Company and CastlePoint have the same Chief Executive Officer, Michael H. Lee.

On March 23, 2007, CastlePoint raised $114.8 million net of expenses in an initial public offering which reduced the Company’s investment ownership from 8.6% to 6.7%.  As a result of the initial public offering, the book value of CastlePoint increased from $279.7 million as of December 31, 2006 to $401.3 million as of March 31, 2007.  Accordingly, in the three months ended March 31, 2007, the Company recorded a gain of $2.7 million in income before taxes on its common stock investment in CastlePoint in accordance with the Securities and Exchange Commission’s staff accounting bulletin (“SAB”) No. 51-“Accounting for Sales of Stock by a Subsidiary.”

Dividends of $0.025 per share were declared and paid by CastlePoint in December 2006, March 2007, June 2007 and September 2007. The Company has recorded $383,000 of CastlePoint dividends received or accrued since inception as a reduction to its investment in CastlePoint.

As of September 30, 2007, the aggregate fair value of the Company’s investment in its 2,555,000 shares of CastlePoint common stock listed on the Nasdaq Global Market under the symbol “CPHL” was $29,382,500.

Affiliated Agreements with CastlePoint

The Company and/or its subsidiaries are parties to a master agreement, certain reinsurance agreements, and other agreements, including program management agreements and service and expense sharing agreements, with CastlePoint.

Reinsurance Agreements with CastlePoint

The Company’s insurance subsidiaries are parties to three multi-year quota share reinsurance agreements with CastlePoint Reinsurance Company, Ltd. (“CastlePoint Reinsurance”) covering brokerage business, traditional program business and specialty program business.  Under the brokerage business quota share reinsurance agreement, which covers business that the Company has historically written through its retail and wholesale agents, the Company’s insurance subsidiaries cede between 25% and 50% of premiums and losses, such ceding percentage being subject to periodic adjustment by the Company.  The Company’s insurance subsidiaries ceded $49.0 million and $169.7 million of premiums written during the three and nine months ended September 30, 2007, under this agreement.  For the period April 1, 2007 through June 30, 2007, CastlePoint Insurance Company (“CPIC”) was added as a reinsurer under the brokerage business quota share reinsurance agreement and the Company ceded 9% of its premiums and losses to CPIC and 40% of its premiums and losses to CastlePoint Reinsurance.  The Company and CastlePoint  intended to replace CPIC’s  participation in the brokerage business quota share reinsurance agreement with a brokerage business risk sharing arrangement under which the Company and CPIC would share approximately 85% and 15%, respectively, of the Company’s and CPIC’s combined brokerage business. This agreement began on July 1, 2007. Under this risk sharing arrangement, the Company and CPIC agreed to enter into aggregate excess of loss agreements, also effective July 1, 2007, under which the Company would have reinsured 85% of CPIC’s brokerage business in excess of a 52.5% net loss ratio and CPIC would have reinsured 15% of the Company’s brokerage business in excess of a 52.5% net loss ratio. These agreements are subject to regulatory approval and have not yet been approved by insurance regulators and therefore have not yet been executed by the Company.  To adjust for the total amount of brokerage business that was expected to be transferred to CastlePoint under the risk sharing arrangements, the Company, through TRM, entered into a management agreement with CPIC, effective July 1, 2007, to produce and manage, on behalf CPIC, CPIC’s 15% share of the brokerage business.  During the three and nine months ended September 30, 2007, TRM produced $23.4 million of premium and earned $7.5 million in management fees from CPIC, pursuant to this agreement.

Effective April 1, 2007, under the brokerage business quota share reinsurance agreement, CastlePoint agreed to pay 30% of the Company’s property catastrophe reinsurance premiums and 30% of the Company’s net retained property catastrophe losses.  The premium payment was $0.7 million and $2.2 million for the three and nine months ending September 30, 2007, respectively.  CastlePoint Reinsurance also participated as a reinsurer on the Company’s overall property catastrophe reinsurance program from July 1, 2006 to June 30, 2007, and the Company’s excess of loss reinsurance program, effective May 1, 2006.  Under these programs, the Company’s insurance subsidiaries ceded premiums to CastlePoint Reinsurance of $0.8 million and $3.6 million for the three and nine months ended September 30, 2007, respectively. Effective July 1, 2007 CastlePoint Reinsurance no longer participates as a reinsurer on the Company’s catastrophe reinsurance program which now includes coverage for business written by CPIC and produced and managed by TRM.

Program Management Agreement with CastlePoint

Under the traditional program business quota share reinsurance agreement between TICNY and TNIC and CastlePoint Reinsurance, covering program business historically written by the Company, the Company cedes 50% of its traditional program business to CastlePoint Reinsurance.  The Company’s insurance subsidiaries ceded $0.6 million of premiums written for the three and nine months ended September 30, 2007, under this agreement.

Under the specialty program business quota share reinsurance agreement between TICNY and TNIC and CastlePoint Reinsurance, covering business not historically written by the Company, the Company cedes 85% of its net retention on specialty program business to CastlePoint Reinsurance.  The Company’s insurance subsidiaries ceded $2.0 million and $4.1 million of premiums written during the three and nine months ended September 30, 2007, under this agreement.

Service and Expense Sharing Agreements with CastlePoint

Effective May 2007, TRM entered into a service agreement with CastlePoint Management Corp. (“CPM”) pursuant to which TRM provides to CPM and CPM may provide to TRM insurance company services such as claim adjustment, policy administration, technologies solutions, underwriting and risk management services. Under this agreement TRM agreed to produce and manage, on behalf of CPM, CPIC’s 15% share of Tower’s brokerage business. TRM will receive a 34% provisional management fee that is subject to adjustment based on the ultimate loss ratio of the business managed and earned as premiums are produced.  During the three and nine months ended September 30, 2007, TRM produced $0 million and $0.5 million of premium and earned $0 million and $0.2 million in management fees from CPIC, pursuant to this agreement. As discussed above, effective July 1, 2007, TRM entered into a management agreement with CPIC, to produce and manage business.

Investments

All fixed maturity and equity securities are carried at fair value. The fair value is based on quoted market prices or dealer quotes provided by independent pricing services.

Impairment of investment securities results in a charge to net income when a market decline below cost is deemed to be other-than-temporary.  As of September 30, 2007, the Company reviewed its fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.  The Company determined that it did not hold any investments that would have been considered other-than-temporarily impaired.

The following table presents information regarding the Company’s invested assets that were in an unrealized loss position at September 30, 2007 by amount of time in a continuous unrealized loss position ($ in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Gov't bonds	$3,813	$(58)	$-	$-	$3,813	$(58)
Municipal bonds	28,437	(102)	45,285	(391)	73,722	(493)
Corporate and other bonds	92,063	(2,544)	34,439	(790)	126,502	(3,334)
Commercial mortgage-backed securities	21,687	(1,582)	3,989	(17)	25,676	(1,599)
Collateralized mortgage obligations	11,088	(1,219)	3,151	(89)	14,239	(1,308)
Residential mortgage-backed securities	67,983	(3,098)	53,417	(1,898)	121,400	(4,996)
Asset-backed securities	5,145	(1,050)	7,714	(869)	12,859	(1,919)
Total fixed maturities	230,216	(9,653)	147,995	(4,054)	378,211	(13,707)
Equities	44,209	(11,227)	1,006	(58)	45,215	(11,285)
Total	$274,425	$(20,880)	$149,001	$(4,112)	$423,426	$(24,992)

The process of determining whether a security is impaired involves analyzing many factors including the financial condition of the issuer, the length of time the security has been in an unrealized loss position, the magnitude of the unrealized loss, specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments and the collateral structure and credit support that may be applicable to asset and mortgage-backed securities.  The Company also considers its ability and intent to retain the security for a sufficient period of time to allow for the market price to recover to the Company’s original cost basis.

The unrealized loss position for equity securities was primarily due to the Company’s investment in a closed-end investment fund and seven Real Estate Investment Trusts (“REITs”).  The total unrealized loss for these eight investments at September 30, 2007 was $10.4 million and has subsequentially increased to $13.8 million at October 31, 2007.

The closed-end investment fund, Hyperion Brookfield Collateralized Securities Fund (“HCS Fund”), had a fair value of $30.6 million and $26.2 million representing 10.3% and 11.6% of the Company’s stockholders’ equity at September 30, 2007 and December 31, 2006, respectively.  HCS Fund invests in various investment grade mortgage-backed and asset-backed securities.  HCS Fund has been in an unrealized loss position since March 2007, but the loss only began to increase materially in June 2007.  At September 30, 2007 the unrealized loss related to HCS Fund was $6.7 million.  HCS Funds subprime exposure is 46.3% of their total assets.

All seven REITs are publicly traded and at September 30, 2007 had a fair value of $8.7 million and an unrealized loss of $3.7 million.  These REITs have been in an unrealized loss position for less than four months as of September 30, 2007.  The severity of the impairment in relation to the carrying amounts of REITs is between 18.0% and 36.1%.  Except for Crystal River Capital, the REITs do not have any significant exposure to subprime mortgages.  Crystal River Capital’s subprime exposure is 3% of their total assets.  The Company’s investment in Crystal River Capital, at fair value, was $3.4 million.

Investments in all types of real estate related mortgage-backed securities did not perform well in the third quarter of 2007 as a result of the reduced market liquidity.  While interest on bonds and dividends on REITs continue to be paid, the market has demanded a higher risk premium and that has adversely affected the current market value of these types of investments.

As previously noted the unrealized loss on HCS Fund and REITs was $10.4 million and accounted for 41.7% of the unrealized loss as of September 30, 2007.  Subsequent to September 30, 2007, HCS Fund and the publicly traded REITs have continued to experience reductions in market prices.  As part of its impairment testing the Company considered all relevant factors including the magnitude of the unrealized loss and compared it to the short length of time the securities have been held and have had an unrealized loss.  The Company also considered the lack of specific credit issues related to these securities and that it is continuing to receive dividends.  These factors combined with the Company’s intent and ability to hold these investments to allow for the market price to recover to the Company’s original cost, leads to the conclusion that any impairment in the value of these securities should not be considered to be other-than-temporarily impaired at the current time.

The Company recorded unrealized losses in its investments in mortgage-backed and asset-backed fixed maturity securities.   These investments include directly held subprime mortgage assets of $11.9 million, at fair value, which are also discussed in more detail below.  The Company evaluated all 134 mortgage-backed and asset-backed fixed maturity security investments that were in an unrealized loss position as of September 30, 2007 noting that 47 of these securities had been in an unrealized loss position for more than 12 months. The total unrealized loss on these 47 investments at September 30, 2007 was $2.8 million. The Company evaluated the severity of the impairment in relation to the carrying amount for 115 of the 134 securities referred to above and found it to be between 0.01% and 14.5%. The corresponding unrealized loss was $4.9 million which accounted for 19.8% of the unrealized loss.  The 19 remaining investments were impaired between 15.3% and 29.9% of their carrying value. The corresponding unrealized loss on these 19 investments was $4.2 million and accounted for 16.9% of the unrealized loss as of September 30, 2007.  The Company considered all relevant factors, including a review of the subprime exposure and particularly the length of time the fair value has been below cost in assessing whether the loss was other-than-temporary.  The Company also considered its ability and intent to hold these investments until there is a recovery of fair value to the Company’s original cost basis which may be maturity.  As a result, the Company does not consider these investments to be other-than-temporarily impaired.

The Company’s total investment in subprime mortgages is $11.9 million and consists of highly rated securities of which 100% are investment grade, with an average rating of “AA-” and duration of approximately 2.61 years. The following table identifies the fair value, vintage year and corresponding rating of our subprime mortgage-backed securities, as of September 30, 2007:

	Vintage Year ($ in thousands)
	2003 & prior	2004	2005	Total	% of Total
AA	552	3,414	1,574	5,540	46.7%
A	-	4,266	1,807	6,073	51.3%
BBB	240	-	-	240	2.0%
Total	$792	$7,681	$3,381	$11,853	100.0%
% of Total	6.7%	64.8%	28.5%	100.0%

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

With the acquisition of Preserver on April 10, 2007, the Company recognized $17.3 million of identifiable intangible assets including Preserver’s renewal rights of $1.9 million, its agency force book of business of $10.2 million and insurance company licenses of $5.2 million.  The renewal rights and agency force book of business acquired are finite lived assets that will be amortized over ten and twenty years, respectively and are subject to annual impairment testing.  The insurance company licenses are included as indefinite lived intangibles subject to annual impairment testing.

The components of intangible assets are summarized as follows ($ in thousands):

		Accumulated	Net Intangible
	Balance	Amortization	Assets
September 30, 2007
Insurance licenses	$6,503	$-	$6,503
Renewal rights	3,164	(845)	2,319
Agency force	13,926	(756)	13,170
Total Intangible assets	$23,593	$(1,601)	$21,992

December 31, 2006
Insurance licenses	1,303	_-	1,303
Renewal rights	1,250	(505)	745
Agency force	3,750	(375)	3,375
Total Intangible assets	$6,303	$(880)	$5,423

Goodwill

Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired.  In acquiring Preserver, the Company entered into an agreement that provided for a base purchase price of approximately $68.3 million, subject to certain purchase price adjustments.  The Agreement provided for using a portion of the proceeds to pay off certain debt owed to Preserver shareholders and to settle Preserver’s direct transaction costs.  The purchase price, net of Preserver’s direct transaction costs, was approximately $64.9 million plus approximately $1.3 million of transaction costs incurred by Tower.  Approximately $30.8 million of the purchase price was used to pay off certain debt owed to Preserver stockholders.

The determination of goodwill as it relates to the Preserver acquisition is based upon the following ($ in thousands):

Purchase Price
Base purchase price paid	$68,250
Preserver direct transaction costs, net of tax benefit	(3,322)
Total purchase price paid to Preserver	64,928
Direct transaction costs	1,305
Total purchase price	66,233
Allocation of Purchase Price
Book value of Preserver at 4/10/2007	11,064
Preserver shareholder debt repayment	30,754
Estimated fair value adjustments	14,807
Estimated fair value of assets acquired	56,625
Goodwill as of September 30, 2007	$9,608

The purchase price was allocated to balance sheet assets acquired (including identifiable intangible assets arising from the acquisition) and liabilities assumed based on their estimated fair value.

Goodwill at September 30, 2007 and December 31, 2006 was $9.6 million and $0, respectively.  The Company performs an annual impairment analysis to identify potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized (if any).  This annual test is performed at December 31 of each year or more frequently if events or circumstances change in a way that requires the Company to perform the impairment analysis on an interim basis.  Goodwill impairment testing requires an evaluation of the estimated fair value of each reporting unit to its carrying value, including the goodwill.  An impairment charge is recorded if the estimated fair value is less than the carrying amount of the reporting unit.

Dividends Declared

Dividends declared by the Company on common stock for the three and nine months ended September 30, 2007 were $1,149,430 and $2,293,501, or $0.05 and $0.10 per share, respectively.  Dividends declared by the Company on common stock for the three months and nine months ended September 30, 2006 were $494,503 and $1,481,152 or $0.025 and $0.075 per share, respectively.

Dividends paid by the Company on its perpetual preferred Series A-1 stock for the three months and nine months ended September 30, 2007 were $0 and $298,289 and none in the three months and nine months ended September 30, 2006.

Equity Compensation Plans

Restricted Stock Awards

During the three and nine months ended September 30, 2007, 932 and 90,060 restricted stock shares were granted to senior officers, directors and key employees.  The fair value of the awards was $30,000 and $2.9 million, respectively, on the grant date.  For the three and nine months ended September 30, 2007, 19,150 and 68,406 restricted stock shares, respectively, vested, and 162 and 6,226 shares, respectively, were forfeited.  Compensation expense related to restricted stock awards recognized for the three months ended September 30, 2007 and 2006 was $279,000 and $170,000 net of tax, respectively.  Compensation expense recognized for the nine months ended September 30, 2007 and 2006 was $771,000 and $393,000 net of tax, respectively.  Total unrecognized compensation expense, before tax, for grants of restricted stock was $4.2 million and $2.6 million at September 30, 2007 and December 31, 2006, respectively.  The intrinsic value of the unvested restricted stock outstanding as of September 30, 2007 is $5.0 million.

Changes in restricted stock for the nine months ended September 30, 2007 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2006	180,766	$17.35
Granted	90,060	$32.42
Vested	(68,406)	$15.03
Forfeited	(6,226)	$24.00
Outstanding at September 30, 2007	196,194	$24.87

Stock Options

Compensation expense net of tax related to stock options was $12,000 and $68,000 for the three and nine months ended September 30, 2007 compared to $14,000 and $49,000, respectively, in the same periods last year.  Total unrecognized expense net of tax for grants of stock options was $99,000 and $155,000 as of September 30, 2007 and December 31, 2006, respectively.  The intrinsic value of stock options outstanding as of September 30, 2007 is $5.8 million, of which $5.0 million is related to vested options.

Changes in stock options for the nine months ended September 30, 2007 were as follows:

		Average
	Number of	Exercise
	Shares	Price
Outstanding at December 31, 2006	362,996	$4.94
Exercised	(74,700)	$2.78
Outstanding at September 30, 2007	288,296	$5.50
Exercisable at September 30, 2007	239,696	$4.90

Options outstanding and exercisable as of September 30, 2007 were as follows:

	Options Outstanding
		Average		Options Exercisable
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
Under $4.00	150,980	3.3	$2.78	150,980	$2.78
$5.00 - $10.00	137,316	7.0	$8.50	88,716	$8.50
Total options	288,296	5.0	$5.50	239,696	$4.90

Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.  As of September 30, 2007,

the Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Such interest and penalties were zero for the three and nine months ended September 30, 2007.

Tax years 2003 through 2006 are subject to examination by the federal authorities.  There is currently a New York State Department of Taxation and Finance audit under way for the tax years of 2003 through 2004, but the Company does not anticipate any material adjustments.

Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.”  Under the current GAAP, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately.  SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value, thus negating the need to bifurcate the instrument between its host and the embedded derivative.  The Company adopted SFAS No. 155 on January 1, 2007.  The adoption of SFAS No. 155 did not have any effect on its consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,”  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value but does not require any new fair value measurements. The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  SFAS 157 establishes a fair value hierarchy to increase consistency and comparability in fair value measurements and disclosures. The hierarchy is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets. The highest possible level should be used to measure fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the provisions of SFAS 157 to have a material effect on its consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115.”  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities.  The FASB’s stated objective in issuing this standard is as follows:  “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option:  (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  SFAS No. 159 is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial condition or results of operations.

In June 2007, the FASB issued Emerging Issues Task Force No. 06-11 (“EITF Issue No. 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock, which are expected to vest, be recorded as an increase to additional paid-in capital.  The Company currently accounts for this tax benefit as a reduction to income tax expense.  EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and the Company expects to adopt the provisions of EITF Issue No. 06-11 beginning in the first quarter of 2008.  EITF Issue No. 06-11 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

Earnings Per Share

The following table shows the computation of the Company’s earnings per share:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	($ in thousands, except share and per share amounts)
Three Months Ended September 30, 2007
Net Income	$14,384
Basic earnings per share	$14,384	22,983,325	$0.63
Effect of dilutive securities:
Stock options	-	149,331
Unvested restricted stock	-	31,490
Warrants	-	24,885
Diluted earnings per share	$14,384	23,189,031	$0.62
Three Months Ended September 30, 2006
Net Income	$8,456
Basic earnings per share	$8,456	19,776,188	$0.43
Effect of dilutive securities:
Stock options	-	195,798
Unvested restricted stock	-	69,286
Warrants	-	32,786
Diluted earnings per share	$8,456	20,074,058	$0.42
Nine months Ended September 30, 2007
Net Income	$38,391
Less: Preferred stock dividends	(298)
Preferred stock excess consideration	(400)
Basic earnings per share	$37,693	22,622,672	$1.67
Effect of dilutive securities:
Stock options	-	178,445
Unvested restricted stock	-	54,195
Warrants	-	29,689
Diluted earnings per share	$37,693	22,885,001	$1.65
Nine months Ended September 30, 2006
Net Income	$27,251
Basic earnings per share	$27,251	19,734,365	$1.38
Effect of dilutive securities:
Stock options	-	204,087
Unvested restricted stock	-	62,799
Warrants	-	31,005
Diluted earnings per share	$27,251	20,032,256	$1.36

Changes in Estimates

TICNY and TNIC recorded favorable development in their net loss reserves from prior accident years of $405,000 and $433,000 in the three and nine months ended September 30, 2007, respectively, compared to $616,000 and $1,298,000 of favorable development in the three and nine months ended September 30, 2006, respectively.  Preserver’s insurance companies recorded favorable development in their net loss reserves from the prior accident years of $114,000 and $118,000 in the three and nine months ended September 30, 2007.

TICNY and TNIC changes in estimated sliding scale ceding commission resulted in a decrease in ceding commission revenue of $126,000 and $123,000 in the three and nine months ended September 30, 2007, respectively, as compared to an increase in ceding commission revenue of $245,000 and $1,046,000 in the third quarter and nine months ended September 30, 2006, respectively.

TRM’s changes in estimated sliding scale commission was an increase in direct commission revenue of $465,000 and $1,486,000 in the three and nine months ended September 30, 2007, compared to an increase in direct commission revenue of $393,000 and $180,000 in the three and nine months ended September 30, 2006, respectively.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The Company evaluates segment performance based on segment profit, which excludes investment income, realized gains and losses, interest expense, income taxes and incidental corporate expenses.  The Company does not allocate assets to segments because assets, which consist primarily of investments and fixed assets, are considered in total by management for decision-making purposes.

The Company included Preserver’s insurance operations in its insurance segment for the three and nine months ended September 30, 2007.  Business segments results are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Insurance Segment Information	($ in thousands)
Revenues
Net premiums earned	$72,279	$49,796	$202,414	$152,356
Ceding commission revenue	19,599	13,171	50,867	30,550
Policy billing fees	599	286	1,444	825
Total revenues	92,477	63,253	254,725	183,731

Expenses
Net loss and loss adjustment expenses	39,721	28,853	112,406	89,895
Underwriting expenses	40,758	25,688	111,169	73,263
Total expenses	80,479	54,541	223,575	163,158

Underwriting profit	$11,998	$8,712	$31,150	$20,573

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Reinsurance Segment	($ in thousands)
Revenues
Net premiums earned	$845	$2,569	$5,128	$16,552
Ceding commission revenue	2	-	-	-
Total revenues	847	2,569	5,128	16,552

Expenses
Net loss and loss adjustment expenses	286	1,538	2,122	15,131
Underwriting expenses	407	1,235	2,505	2,354
Total expenses	693	2,773	4,627	17,485

Underwriting profit (loss)	$154	$(204)	$501	$(933)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Insurance Services Segment	($ in thousands)
Revenue
Direct commission revenue from managing general agency	$8,028	$380	$9,088	$2,291
Claims administration revenue	524	688	1,624	2,572
Other Administration Revenue	326	-	924	-
Reinsurance intermediary fees	254	176	595	411

Policy billing fees	5	-	5	5
Total revenues	9,137	1,244	12,236	5,279

Expenses
Direct commissions expense paid to producers	3,808	211	3,959	1,545
Other insurance services expenses	1,687	193	2,302	735
Claims expense reimbursement to TICNY	520	687	1,618	2,556
Total expenses	6,015	1,091	7,879	4,836

Insurance services pretax income	$3,122	$153	$4,357	$443

Underwriting expenses in the insurance segment are net of expense reimbursements that are made by the insurance services segment pursuant to an expense sharing agreement between TRM, TNIC and TICNY.  In accordance with terms of this agreement, TRM reimburses TICNY for a portion of TICNY's underwriting and other expenses resulting from TRM's use of TICNY's personnel, facilities and equipment in underwriting insurance on behalf of TRM's issuing companies.  The reimbursement for underwriting and other expenses is calculated as a minimum reimbursement of 5% of the premiums produced by TRM and is adjustable according to the terms of the agreement based on the number of policies in-force and additional expenses that may be incurred by TRM.  The amount of this reimbursement was $1.7 million and $2.3 million for the three and nine months ended September 30, 2007, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2006, respectively.  TRM also reimburses TICNY, at cost, for claims administration expenses pursuant to the terms of this expense sharing agreement.  Claims expenses reimbursed by TRM were $0.5 million and $1.6 million for the three and nine months ended September 30, 2007, respectively, and $0.7 million and $2.6 million for the three and nine months ended September 30, 2006, respectively.  TICNY is also reimbursed, at cost, for other administrative services provided to CastlePoint pursuant to the terms of the service and expense sharing agreement.  These reimbursements were $0.3 million and $0.9 million during the three and nine months ended September 30, 2007, respectively.

The following table reconciles revenue by segment to consolidated revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)
Insurance segment	$92,477	$63,253	$254,725	$183,731
Reinsurance segment	847	2,569	5,128	16,552
Insurance services segment	9,137	1,244	12,236	5,279
Total segment revenues	102,461	67,066	272,089	205,562
Investment income	9,615	5,923	27,016	15,875
Realized capital gains (losses)	(62)	32	10	(84)
Consolidated revenues	$112,014	$73,021	$299,115	$221,353

The following table reconciles the results of the Company’s individual segments to consolidated income before taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)
Insurance segment underwriting profit	$11,998	$8,712	$31,150	$20,573
Reinsurance segment underwriting profit (loss)	154	(204)	501	(933)
Total underwriting profit (loss)	12,152	8,508	31,651	19,640
Insurance services segment pretax income	3,122	153	4,357	443
Net investment income	9,615	5,923	27,016	15,875
Net realized investment gain (loss)	(62)	32	10	(84)
Corporate expenses	(553)	(423)	(1,144)	(1,919)
Interest expense	(2,313)	(1,863)	(6,843)	(5,066)
Other Income *	746	418	4,874	12,852
Income before taxes	$22,707	$12,748	$59,921	$41,741

* See note on investment in unconsolidated affiliate-CastlePoint

Subsequent Events

On October 24, 2007, the Company’s Board of Directors approved a quarterly dividend of $0.05 per share payable December 27, 2007 to stockholders of record as of December 14, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note on Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may include forward-looking statements that reflect our current views with respect to future events and financial performance.  These statements include forward-looking statements both with respect to us specifically and the insurance sector in general.  Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the Federal securities laws or otherwise.

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

Consolidated Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	($ in thousands)
Premiums earned
Gross premiums earned	$138,752	$92,528	$378,000	$264,711
Less: Ceded premiums earned	(65,628)	(40,162)	(170,458)	(95,803)
Net premiums earned	73,124	52,366	207,542	168,908
Total commission and fee income	29,337	14,700	64,547	36,654
Net investment income	9,615	5,923	27,016	15,875
Net realized investment (losses) gains	(62)	32	10	(84)
Total	112,014	73,021	299,115	221,353

Expenses
Net loss and loss adjustment expenses	40,007	30,392	114,528	105,026
Operating expenses	47,733	28,436	122,697	82,372
Interest Expense	2,313	1,863	6,843	5,066
Total Expenses	90,053	60,691	244,068	192,464

Equity in income of unconsolidated affiliate	746	418	2,169	364
Gain from issuance of common stock by unconsolidated affiliate	-	-	2,705	7,883
Warrant received from unconsolidated affiliate	-	-	-	4,605
Income before taxes	22,707	12,748	59,921	41,741
Federal and state income taxes	8,323	4,292	21,530	14,490
Net Income	$14,384	$8,456	$38,391	$27,251

Key Measure
Return on average equity	19.6%	20.2%	20.4%	22.8%

Significant Events − Three and Nine Months Ended September 30, 2007

On April 10, 2007 we acquired 100% of the issued and outstanding common stock of Preserver pursuant to the stock purchase agreement, dated November 13, 2006, by and among the Company, Preserver and the Sellers named therein (the “Agreement”).  The acquisition was accounted for using the purchase method in accordance with FASB SFAS No. 141, Business Combinations (“SFAS No. 141”).  The Company’s consolidated results for the three and nine month periods ended September 30, 2007 include the results of Preserver for the period April 11, 2007 to September 30, 2007.  Preserver’s contribution to net income during the three and nine months ending September 30, 2007 was $1.6 million and $3.3 million, respectively.

Consolidated Results of Operations Three Months Ended September 30, 2007 and 2006

Total revenues.  Total revenues increased by 53.4% to $112.0 million for the three months ended September 30, 2007 compared to $73.0 million for the same period in 2006.  The total revenue increase is primarily due to the increase in earned premiums, total commission and fee income and net investment income.  The acquisition of Preserver added $18.8 million to total revenues in the third quarter of 2007.  Net premiums earned represented 65.3% of total revenues for the three months ended September 30, 2007 compared to 71.7% for the same period in 2006.  Net investment income, excluding realized capital gains and losses, represented 8.6% and 8.1% of total revenues for the three months ended September 30, 2007 and 2006, respectively.  Total commission and fee income increased for the three months ended September 30, 2007 to $29.3 million, or 26.2% of total revenues, compared to $14.7 million, or 20.1% of total revenues, for the same period in 2006.

Total revenues were affected by changes in the amount of, and the means by which we transferred business to CastlePoint and the acquisition of Preserver.  We entered into three multi-year quota share reinsurance agreements with CastlePoint on April 6, 2006.  In order to achieve our targeted net retention consistent with our hybrid business model, we increased the quota share ceding percentage for the first six months of 2007 to 49% in 2007, compared to 30% for the first six months of 2006.  For the period April 1, 2007 through June 30, 2007, we ceded 40% of premiums and losses to CastlePoint Reinsurance and 9% to CPIC.  On July 1, 2007, the 9% quota share cession to CPIC was replaced by placing $23.4 million of brokerage business premium with CPIC through TRM.  The increase in the quota share ceding percentage and commission on premiums produced by TRM, as well as the acquisition of Preserver, contributed to the increase in commission and fee income in the three months ended September 30, 2007 as compared with the same period in 2006.  Policies in-force, before the effect of the Preserver acquisition increased by 15.7% to 161,100 as of September 30, 2007 compared to September 30, 2006.  The growth in policies in-force includes the growth in premium produced by TRM, on behalf of CPIC, during the third quarter as previously discussed.  The placement of these policies with CPIC generates fee income for TRM, enhancing our net income and return on equity consistent with our hybrid business model.

Premiums earned.  Net premiums earned increased by 39.6% to $73.1 million for the three months ended September 30, 2007 compared to $52.4 million for the same period in 2006.  The increase in net premiums earned in the third quarter of 2007 was due to new business and the acquisition of Preserver, offset in part, by an increase in ceded premiums earned for the three months ended September 30, 2007 arising from the increased quota share ceding percentage in 2007.  The acquisition of Preserver added $15.6 million in net premiums earned in the third quarter of 2007.  During the three months ended September 30, 2007, we ceded $52.5 million of our premiums earned to CastlePoint compared to $25.4 million in the three months ended September 30, 2006.

Commission and fee income.  Total commission and fee income increased by 99.6% to $29.3 million in the third quarter of 2007 compared to $14.7 million in the third quarter of 2006.  Ceding commission revenue earned increased as a result of the overall increase in ceded premiums earned as discussed above.  During May 2007 our managing general agency subsidiary, TRM, began producing business on behalf of CPIC.  In the third quarter of 2007, TRM produced $23.4 million in premium on behalf of CPIC and earned $7.5 million in fee income.  The acquisition of Preserver and its inclusion in the CastlePoint brokerage business quota share reinsurance agreement also added $1.8 million in commission and fee income in the third quarter of 2007.  Commission and fee income includes other administrative revenue of $0.3 million from services provided to and reimbursed by CastlePoint.  For the three months ended September 30, 2007, the change in the estimated sliding scale commission rate for commissions earned in prior periods in both the Insurance Segment and the Insurance Services Segment resulted in a net increase of $0.3 million, compared to a net increase of $0.6 million in the same period last year.

Net investment income and realized gains.  Net investment income increased by 62.3% to $9.6 million for the three months ended September 30, 2007 compared to $5.9 million for the same period in 2006.  The majority of this increase resulted from an increase in invested assets to $642.5 million as of September 30, 2007 compared to $443.7 million as of September 30, 2006.  Preserver added $1.4 million of net investment income in the third quarter of 2007.  Net cash flow provided by operations was $18.3 million during the three months ended September 30, 2007 and contributed to the increase in invested assets.  The increase in invested assets in the third quarter of 2006 resulted from net cash flow provided by operations of $11.3 million.  On a tax equivalent basis the yield was 5.9% as of September 30, 2007 compared to 5.6% as of September 30, 2006.

Net realized capital losses were $62,000 for the three months ended September 30, 2007 compared to net realized capital gains of $32,000 for the same period in 2006.  There was no impact on net realized gains attributable to adjustments for other than temporary impairment of securities held during the three months ending September 30, 2007 or during the same period in 2006.

Loss and loss adjustment expenses.  Gross loss and loss adjustment expenses and the gross loss ratio for the Insurance and Reinsurance Segments combined for the three months ended September 30, 2007 were $69.9 million and 50.4%, respectively, compared to $49.1 million and 53.1%, respectively, for the same period in 2006.  The net loss ratio for the combined segments was 54.7% for the three months ended September 30, 2007, as compared to 58.0% in the same period of 2006.

Operating expenses.  Operating expenses increased by 67.9% to $47.7 million for the three months ended September 30, 2007 from $28.4 million for the same period in 2006.  The increase was due primarily to the increase in underwriting expenses resulting from the growth in gross premiums earned.  The acquisition of Preserver added $7.9 million of operating expenses for the three months ended September 30, 2007.  Cost reductions were realized as part of the Preserver integration and Preserver’s gross expense ratio was reduced to 34.9% for the three months ended September 30, 2007, compared to 35.7% for the three months ended June 30, 2007.

Interest expense.  Interest expense increased for the three months ended September 30, 2007 to $2.3 million compared to $1.9 million for the same period in 2006.  The increase resulted from $0.4 million of interest expense related to the $20.6 million of subordinated debentures issued on January 25, 2007 and $0.1 million related to the $12.3 million of outstanding junior subordinated notes of Preserver, partially offset by a decrease of $0.1 million in the amounts credited to reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables due to the reduction in the corresponding reinsured losses.

Other income.  For the three months ended September 30, 2007 and 2006 we recorded other income of $0.7 million and $0.4 million, respectively, representing our equity in CastlePoint’s net income for the respective periods.

Income tax expense.  Our income tax expense was $8.3 million for the three months ended September 30, 2007 compared to $4.3 million for the same period in 2006.  The increase was due primarily to the increase in income before income taxes, as well as an increase in state and local income taxes for TRM, which is included in our insurance services segment.  As previously discussed, we significantly increased premiums produced on behalf of CPIC in our insurance services segment in the third quarter of 2007 resulting in higher commission income in that segment.  The effective income tax rate was 36.7% for the three months ending September 30, 2007 compared to 33.7% for the same period in 2006.

Net income and return on average equity.  Our net income and annualized return on average equity was $14.4 million and 19.6%, respectively, for the three months ended September 30, 2007 compared to $8.5 million and 20.2%, respectively, for the same period in 2006.  For the third quarter of 2007, the return was calculated by dividing annualized net income of $57.5 million by an average stockholders’ equity of $294.3 million.  For the third quarter of 2006, the return was calculated by dividing annualized net income of $33.8 million by an average stockholders’ equity of $167.2 million.

Consolidated Results of Operations Nine Months Ended September 30, 2007 and 2006

Total revenues.  Total revenues increased by 35.1% to $299.1 million for the nine months ended September 30, 2007 compared to $221.4 million for the same period in 2006.  The increase is primarily due to the increase in earned premiums, total commission and fee income and net investment income, excluding net realized investment gains and losses.  The acquisition of Preserver added $37.4 million to total revenues in the nine months ended September 30, 2007.  Net premiums earned represented 69.4% of total revenues for the nine months ended September 30, 2007 compared to 76.3% for the same period in 2006.  Net investment income, excluding realized capital losses, represented 9.0% and 7.2% of total revenues for the nine months ended September 30, 2007 and September 30, 2006, respectively.  Total commission and fee income increased to $64.5 million, or 21.6% of total revenues, for the nine months ended September 30, 2007 compared to $36.7 million, or 16.6% of total revenues, for the same period in 2006.  We did not place quota share reinsurance for policies written during the first quarter of 2006 in expectation that CastlePoint Reinsurance, post formation, would agree to enter into a multi-year quota share reinsurance agreement with us.  We entered into three multi-year quota share reinsurance agreements with CastlePoint Reinsurance on April 6, 2006.  In order to achieve our targeted net retention consistent with our hybrid business model, we increased the quota share ceding percentage on policies written during the first three months of 2007 to CastlePoint Reinsurance to 49.0% compared to 30% for the six months of 2006.  For the period April 1, 2007 through June 30, 2007 we ceded 40% of our premiums and losses to CastlePoint Reinsurance and 9% to CPIC.  On July 1, 2007, the 9% quota share ceded to CPIC was replaced by placing $23.9 million of brokerage business premiums with CPIC through TRM.  The increase in both the quota share ceding percentage and commission on premiums produced by TRM contributed to the increase in commission and fee income in the first nine months of 2007.

Premiums earned.  Net premiums earned increased by 22.9% to $207.5 million for the nine months ended September 30, 2007 compared to $168.9 million for the same period in 2006.  The increase in net premiums earned was due to the 24.3% increase in gross premiums written for the nine months ended September 30, 2007 compared to the same period last year, offset in part, by a 77.9% increase in ceded premiums earned for the nine months ended September 30, 2007 compared to the same period last year.  The acquisition of Preserver added $32.2 million in net premiums earned in the nine months ended September 30, 2007.  Also, in 2006 we executed novation agreements with PXRE, which added $11.4 million of net premiums earned in the second quarter.

During the nine months ended September 30, 2007 we ceded $135.4 million of our premiums earned to CastlePoint, compared to $45.8 million in 2006.

Commission and fee income.  Total commission and fee income increased by 76.1% to $64.5 million in the nine months ended September 30, 2007 compared to $36.7 million in the same period of 2006.  Ceding commission revenue earned increased as a result of the overall increase in ceded premiums earned as discussed above.  During May 2007 our managing general agency subsidiary, TRM, began producing business on behalf of CPIC.  During the nine months ended September 30, 2007, TRM produced $23.9 million in premium on behalf of CPIC and earned $7.7 million in fee income.  Preserver’s inclusion in the CastlePoint quota share agreement added $2.6 million in commission and fee income for the nine months ended September 30, 2007.  In addition, commission and fee income includes other administration revenue of $0.9 million from services provided to and reimbursed by CastlePoint.  For the nine months ended September 30, 2007 the change in estimated sliding scale commission rate for commissions earned in prior periods in both the Insurance Segment and the Insurance Services Segment resulted in a net increase of $1.4 million compared to a net increase $1.2 million in the same period last year.

Net investment income and realized gains.  Net investment income increased by 70.2% to $27.0 million for the nine months ended September 30, 2007 compared to $15.9 million for the same period in 2006.  The increase in net investment income resulted from an increase in invested assets to $642.5 million as of September 30, 2007 compared to $443.7 million as of September 30, 2006.  Net cash flows provided by operations of $48.2 million contributed to the increase in invested assets during the nine months ended September 30, 2007. The increase in invested assets was also due to cash flow provided by financing activities of $68.7 million as a result of our net proceeds from the issuance of subordinated debentures on January 25, 2007, an equity offering on January 26, 2007 and the exercise of the underwriters’ over-allotment option on February 5, 2007, partially offset by the funds used to redeem our preferred stock.  Preserver added $2.5 million of net investment income for the nine months ended September 30, 2007.  The net cash flow used in investing activities was $181.5 million for the nine months ended September 30, 2007 and includes $66.2 million for the purchase of Preserver.  On a tax equivalent basis, the yield was 5.9% as of September 30, 2007 and 5.6% as of September 30, 2006.

Net realized capital gains were $10,000 in the nine months ended September 30, 2007 compared to net realized capital losses of $84,000 for the same period in 2006.  There was no impact on net realized gains attributable to adjustments for other than temporary impairment of securities held during the nine months ended September 30, 2007 or during the same period in 2006.

Loss and loss adjustment expenses.  Gross loss and loss adjustment expenses and the gross loss ratio for the Insurance and Reinsurance Segments combined for the nine months ended September 30, 2007 were $194.1 million and 51.3%, respectively, compared to $151.0 million and 57.0%, respectively, for the same period in 2006.  The net loss ratio for the combined segments was 55.2% for the nine months ended September 30, 2007 as compared to 62.2% in the same period of 2006.  For the first nine months of 2006, the net loss ratio for the combined segments reflected a $1.6 million charge resulting from the commutation and novation agreements with PXRE.  This charge added 4.3 percentage points to the net loss ratio for the combined segments for the nine months ended September 30, 2006.

Operating expenses.  Operating expenses increased by 49.0% to $122.7 million for the nine months ended September 30, 2007 from $82.4 million for the same period in 2006.  The increase was due primarily to the increase in underwriting expenses resulting from the growth in premiums earned and additional staffing and facility expenses.  The acquisition of Preserver added $14.9 million of operating expenses for the nine months ended September 30, 2007.

Interest expense.  Our interest expense increased for the nine months ended September 30, 2007 to $6.8 million compared to $5.1 million for the same period in 2006.  The increase resulted from $1.1 million of interest expense from the $20.6 million of subordinated debentures issued on January 25, 2007, $0.4 million of interest expense from the $20.6 million of subordinated debentures issued on March 31, 2006, $0.1 million resulting from an increase in interest rates on the floating rate portions of our subordinated debentures and $0.4 million from $12.3 million of outstanding junior subordinated notes of Preserver, partially offset by a decrease of $0.3 million in the amounts credited to reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables due to the reduction in the corresponding reinsured losses.

Other income. For the nine months ended September 30, 2007 and 2006 we recorded other income of $4.9 million and $12.9 million, respectively.  The $4.9 million of other income for the nine months ended September 30, 2007 represents our equity in CastlePoint’s 2007 net income for the nine months ended September 30, 2007 as well as a $2.7 million gain which resulted from our investment in CastlePoint as a result of its initial public offering which occurred in the first quarter of 2007.

Income tax expense.  Our income tax expense was $21.5 million for the nine months ended September 30, 2007 compared to $14.5 million for the same period in 2006.  The increased income tax expense was due primarily to the increase in income before income taxes, as well as an increase in state and local income taxes for TRM, which is included in the insurance services segment.  The effective income tax rate was 35.9% for the nine months ending September 30, 2007 compared to 34.7% for the same period in 2006.

Net income and return on average equity.  Our net income and annualized return on average equity was $38.4 million and 20.4%, respectively, for the nine months ended September 30, 2007 compared to $27.3 million and 22.8%, respectively, for the same period in 2006.  For the nine months ended September 30, 2007, the return was calculated by dividing annualized net income, after deducting $0.7 million of preferred stock dividends and excess consideration, of $50.3 million by an average stockholders’ equity of $246.5 million. As a result of the significant increase in stockholders’ equity from our offering and over-allotment exercise in the first quarter, average common stockholders’ equity for the nine months ended September 30, 2007 was calculated using a quarterly average for the nine months ended September 30, 2007.  For the nine months ended September 30, 2006, the return was calculated by dividing annualized net income of $36.3 million by an average stockholders’ equity of $159.6 million.

Insurance Segment Results of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	($ in thousands)
Premiums earned
Gross premiums earned	$137,911	$89,910	$372,832	$248,066
Less: ceded premiums earned	(65,632)	(40,114)	(170,418)	(95,710)
Net premiums earned	72,279	49,796	202,414	152,356
Ceding commission revenue	19,599	13,171	50,867	30,550
Policy billing fees	599	286	1,444	825
Total	92,477	63,253	254,725	183,731

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	69,600	47,551	191,868	136,044
Less: ceded loss and loss adjustment expenses	(29,879)	(18,698)	(79,462)	(46,149)
Net loss and loss adjustment expenses	39,721	28,853	112,406	89,895
Underwriting expenses
Direct commission expense	22,297	14,204	61,052	40,444
Other underwriting expenses	18,461	11,484	50,117	32,819
Total underwriting expenses	40,758	25,688	111,169	73,263
Underwriting Profit	$11,998	$8,712	$31,150	$20,573

Key Measures
Premiums written
Gross premiums written	$127,670	$98,523	$387,169	$289,779
Less: ceded premiums written	(60,917)	(48,071)	(202,912)	(131,507)
Net premiums written	$66,753	$50,452	$184,257	$158,272

Loss Ratios
Gross	50.5%	52.9%	51.5%	54.8%
Net	55.0%	57.9%	55.5%	59.0%
Accident Year Loss Ratio
Gross	50.4%	53.5%	51.5%	55.2%
Net	55.4%	59.1%	55.2%	58.8%
Underwriting Expense Ratios
Gross	29.1%	28.3%	29.4%	29.2%
Net	28.4%	24.6%	29.1%	27.5%
Combined Ratios
Gross	79.6%	81.2%	80.9%	84.0%
Net	83.4%	82.5%	84.6%	86.5%

Insurance Segment Results of Operations Three Months Ended September 30, 2007 and 2006

Gross premiums.  Gross premiums written increased by 29.6% to $127.7 million for the three months ended September 30, 2007 compared to $98.5 million for the same period in 2006.  Gross premiums earned increased by 53.4% to $137.9 million for the three months ended September 30, 2007 compared to $89.9 million for the same period in 2006.  The acquisition of Preserver added $17.6 million and $21.9 million in gross premiums written and earned, respectively, in the three months ended September 30, 2007.  The remaining increase resulted from organic growth in our commercial multi-peril and auto related lines of business.  Policies in-force, before the effect of the Preserver acquisition, increased by 8.9% as of September 30, 2007 compared to an increase of 19.1% for the same period last year.  The reduction in the growth rate of policies in-force was impacted by the placement of brokerage business premiums with CPIC, through TRM, during the third quarter of 2007, as previously discussed.  We expect this trend to continue in the fourth quarter of 2007 and in 2008 as TRM is expected to continue to produce brokerage business premiums on behalf of CPIC.  Preserver’s policies in-force decreased by 4.8% as of September 30, 2007, compared to September 30, 2006.  The decrease is attributable to market conditions in private passenger auto written in the New England region, as well as Preserver’s agents renewing policies in TICNY and TNIC, which are both rated “A-“ by A.M. Best.  During the third quarter of 2007, premium increases on renewed business averaged 9.3% in personal lines and 2.4% in commercial lines.  The retention rate was 88%

for personal lines and 77% for commercial lines.  The Preserver retention rate was 75% for personal lines and 74% for commercial lines.

Ceded premiums.  Ceded premiums written increased by 26.7% to $60.9 million for the three months ended September 30, 2007 compared to $48.1 million for the same period in 2006.  During the third quarter of 2007 we ceded $49.0 million of quota share reinsurance to CastlePoint of which $6.9 million was ceded by the Preserver insurance companies.  Separately, under our excess of loss reinsurance programs, $0.8 million and $0.9 million of premiums were ceded to CastlePoint for the three months ended September 30, 2007 and 2006, respectively.  In the third quarter of 2006 we ceded $0.5 million of catastrophe reinsurance premium to CastlePoint Reinsurance.  Effective July 1, 2007, CastlePoint Reinsurance no longer participates as a reinsurer on our catastrophe reinsurance program, which now includes coverage for business written by CPIC and produced and managed by TRM.  Additionally, under the brokerage business quota share agreement CastlePoint paid us $0.7 million, which represented a 30% share of our catastrophe reinsurance costs.  Effective April 1, 2007, under the brokerage business quota share reinsurance agreement, CastlePoint agreed to pay 30% of our property catastrophe reinsurance premiums and 30% of our net retained property catastrophe losses.  Catastrophe ceded premiums were $3.5 million, after CastlePoint’s reimbursement, in the third quarter of 2007 as compared to $3.9 million in the third quarter of last year.

Quota share cessions reflect a 49% quota share ceding percentage through June 30, 2007 and a 40% ceding percentage for the period July 1, 2007 to September 30, 2007.

Ceded premiums earned increased 63.6% during the three months ending September 30, 2007 as compared to the same period last year as a result of the increase in gross premiums earned and the aforementioned changes in quota share ceding percentages.

Net premiums.  Net premiums written increased by 32.3% to $66.8 million for the three months ended September 30, 2007 compared to $50.5 million for the same period in 2006.  This increase was the result of the increase in gross premiums written as discussed above.  Net premiums earned increased by 45.2% to $72.3 million in the three months ended September 30, 2007 compared to $49.8 million in the same period in 2006  This increase was driven primarily by the increase in gross premiums earned offset, in part, by the increase in the quota share ceding percentage in 2007 from 2006.

Ceding commission revenue.  Ceding commission revenue increased by 48.8% to $19.6 million for the three months ended September 30, 2007 compared to $13.2 million for the same period in 2006, largely due to the 63.6% increase in ceded premiums earned.  The acquisition of Preserver and its inclusion in the quota share reinsurance agreements added $1.6 million in ceding commission revenue in the third quarter of 2007.  Ceding commission revenue decreased by $0.1 million in 2007 as a result of an increase in the ceded loss ratios on prior years’ quota share treaties and increased by $0.2 million in 2006 as a result of a decrease in the ceded loss ratios on prior years’ quota share treaties in the third quarter of 2006.

Loss and loss adjustment expenses and loss ratio.  Gross and net loss and loss adjustment expenses were $69.6 million and $39.7 million, respectively, for the three months ended September 30, 2007 compared with $47.6 million and $28.9 million, respectively, for the same period in 2006.  Our gross loss ratio was 50.5% for the three months ended September 30, 2007 as compared with 52.9% for the same period in 2006.  The net loss ratio was 55.0% for the three months ended September 30, 2007 compared to 57.9% in the same period of 2006.  The loss ratio on the Preserver business reduced the gross loss ratio by 0.9 percentage points and reduced the net loss ratio by 0.3 percentage points for the three months ended September 30, 2007.  The decrease in the net loss ratio in the third quarter of 2007 compared to the same period in 2006 was due to a decrease in the gross loss ratio resulting from the continuing effects of strong premium increases in personal lines and moderate premium increases in commercial lines.  Also, the net loss ratio benefited in part from lower ceded catastrophe premiums.  We ceded catastrophe reinsurance premiums equal to 4.6% of net premiums earned during the three months ended September 30, 2007 as compared to 7.2% in the same period in 2006.  There was favorable development of $0.3 million on a net basis in the third quarter of 2007 compared to favorable development of $0.6 million on prior years’ net loss reserves in the same period of 2006.  Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing between TICNY and TRM.  See “Insurance Services Segment Results of Operations” for the amounts of loss and loss adjustment expense reimbursements.

Underwriting expenses and underwriting expense ratio.  Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $40.8 million for the three months ended September 30, 2007 as compared with $25.7 million for the same period in 2006.  Our gross expense ratio was 29.1% for the three months ended September 30, 2007 as compared with 28.3% for the same period in 2006.  The higher expense ratio of Preserver added 1.1 percentage points to the gross expense ratio for the three months ended September 30, 2007.  We expect to continue to reduce Preserver expenses through the first quarter of 2008 and achieve a gross expense ratio consistent with Tower’s.

The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 16.2% for the three months ended September 30, 2007, compared to a 15.8% ratio for the same period in 2006.  The 2007 commission was higher than 2006 due to an increase in incentives profit commission with our agents resulting from an improvement in loss performance.

The underwriting expense portion of the gross expense ratio was 13.0% for the three months ended September 30, 2007 as compared to 12.5% for the same period in 2006.  The increase in costs is partially related to the acquisition of Preserver.  Gross expenses also increased due to facility and staff related costs.  The higher expense ratio of Preserver added 1.3 percentage points to the gross underwriting expense ratio for the three months ended September 30, 2007.

The net underwriting expense ratio, which reflects the benefit of ceding commission revenue that lowers the gross expense ratio, was 28.4% for the three months ended September 30, 2007 as compared to 24.6% for the same period in 2006.  Preserver’s higher expense ratio added 2.8 percentage points to the net underwriting expense ratio for the three months ended September 30, 2007.

Underwriting profit and combined ratio.  The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $12.0 million in the third quarter of 2007 and $8.7 million in the same period in 2006.  Preserver’s contribution to underwriting profit was $1.2 million in the third quarter of 2007.  The gross combined ratio was 79.6% for the three months ended September 30, 2007 as compared with 81.2% for the same period in 2006.  The net combined ratio was 83.4% for the three months ended September 30, 2007 as compared to 82.5% for the same period in 2006.  Preserver added 0.2 and 2.5 percentage points to the gross and net combined ratios, respectively.

Insurance Segment Results of Operations Nine Months Ended September 30, 2007 and 2006

Gross premiums.  Gross premiums written increased by 33.6% to $387.2 million for the nine months ended September 30, 2007 compared to $289.8 million for the same period in 2006.  Gross premiums earned increased by 50.3% to $372.8 million for the nine months ended September 30, 2007 compared to $248.1 million for the same period in 2006.  The acquisition of Preserver on April 10, 2007 added $36.6 million and $41.0 million in gross premiums written and earned, respectively, in the nine months ended September 30, 2007.  The remaining increase resulted from organic growth in our homeowners, commercial multi-peril and other liability lines of business.  Policies in-force, before the effect of the Preserver acquisition, increased by 8.9% as of September 30, 2007 compared to September 30, 2006.  The reduction in the growth rate of policies in-force was impacted by the placement of brokerage business premiums with CPIC through TRM during the third quarter of 2007, as previously discussed.  See “Total Revenues” under “Consolidated Results of Operation for the Three Months Ended September 30, 3007 and 2006” for further discussion.  During the nine months ended September 30, 2007, premium increases on renewed business averaged 10.1% in personal lines and 1.2% in commercial lines.  The retention rate was 85% for personal lines and 77% for commercial lines.  The Preserver retention rate was 72% for personal lines and 77% for commercial lines.

Ceded premiums.  Ceded premiums written increased by 54.3% to $202.9 million for the nine months ended September 30, 2007 compared to $131.5 million for the same period in 2006.  During the nine months ended September 30, 2007 we ceded $169.7 million of quota share reinsurance to CastlePoint, of which $15.6 million was ceded by the Preserver insurance companies.  Separately, under our excess of loss and property catastrophe reinsurance programs, $3.6 million and $1.4 million of premiums were ceded to CastlePoint for the nine months ended September 30, 2007 and 2006, respectively.

We entered into three multi-year quota share reinsurance agreements with CastlePoint Reinsurance on April 6, 2006.  Since we did not place quota share reinsurance in the first quarter of 2006, pending the formation of CastlePoint, for the six months ended September 30, 2006, we ceded $109.7 million of premiums written to

CastlePoint Reinsurance including $40.9 million of unearned premiums as of April 1, 2006.  In order to achieve our targeted net retention consistent with our hybrid business model, we increased the quota share ceding percentage on policies written during the first three months of 2007 from 30.0% to 49.0%.  For the period April 1, 2007 through June 30, 2007, we ceded 40% of its premiums and losses to CastlePoint Reinsurance and 9% of its premiums and losses to CPIC.  We continue to cede 40% of our premiums to CastlePoint Reinsurance.  On July 1, 2007, the 9% quota share cession to CPIC was replaced by the placement of brokerage business premiums with CPIC through TRM.  Additionally, effective April 1, 2007, under the brokerage business quota share agreement CastlePoint paid us $2.2 million, which represented a 30% share of our catastrophe reinsurance costs.  Overall, catastrophe ceded premiums were $10.8 million in the nine months ended September 30, 2007 as compared to $6.3 million in the same period in 2006, net of reimbursements for catastrophe reinsurance from CastlePoint

Ceded premiums earned increased 78.1% during the nine months ending September 30, 2007 as compared to the same period last year.  This was due primarily to the 54.3% increase in ceded premiums written in 2007 and slightly lower ceded premiums earned in 2006 since we did not cede any premiums in the first quarter of 2006 and the quota share ceding percentage was only 30% for the three months ending June 30, 2006.

Net premiums.  Net premiums written increased by 16.4% to $184.3 million for the nine months ended September 30, 2007 compared to $158.3 million for the same period in 2006.  Although gross premiums written increased 33.6% for the nine months, the increased quota share ceding percentage mentioned above reduced the increase in net premiums written.  Net premiums earned increased by 32.9% to $202.4 million in the nine months ended September 30, 2007 compared to $152.4 million in the same period in 2006.  The growth was driven primarily by the increase in gross premiums earned, offset in part, by an increase in the quota share ceding percentage and an increase in catastrophe reinsurance costs.

Ceding commission revenue.  Ceding commission revenue increased by 66.5% to $50.9 million for the nine months ended September 30, 2007 compared to $30.6 million for the same period in 2006 largely due to the 78.1% increase in ceded premiums earned.  Also, as a result of the commutation agreements with PXRE, we recorded a charge of $3.2 million to ceding commission revenue in the nine months ended September 30, 2006.  Ceding commission revenue decreased by $0.1 million as a result of the deterioration in the ceded loss ratios on prior years’ quota share treaties and increased $1.0 million in the comparable period in 2006 as a result of an improvement in the ceded loss ratios on prior years’ quota share treaties.

Loss and loss adjustment expenses and loss ratio.  Gross and net losses and loss adjustment expenses were $191.9 million and $112.4 million, respectively, for the nine months ended September 30, 2007 compared with $136.0 million and $89.9 million, respectively, for the same period in 2006.  Our gross loss ratio was 51.5% for the nine months ended September 30, 2007 as compared with 54.8% for the same period in 2006.  Our net loss ratio was 55.5% for the nine months ended September 30, 2007 as compared with 59.0% for the same period in 2006.  For the nine months ended September 30, 2006, the net loss ratio for the combined segments reflected a $1.6 million charge resulting from the commutation agreements with PXRE that added 1.0 percentage point to the net loss ratio for the Insurance Segment for the nine months ended September 30, 2006.  Preserver added 0.1 percentage point to the gross loss ratio and reduced the net loss ratio by 0.6 percentage points for the nine months ended September 30, 2007.  The decrease in the net loss ratio in the nine months ended September 30, 2007 compared to the same period in 2006 was due to a decrease in the gross loss ratio.  However, the effect of the decrease on the net loss ratio was offset in part by higher ceded catastrophe premiums.  We ceded catastrophe reinsurance premiums equal to 5.1% of premiums earned during the nine months ended September 30, 2007 as compared to 4.0% in the same period in 2006.  There was unfavorable reserve development of $0.7 million on a net basis in the nine months ended September 30, 2007 compared to favorable development of $1.2 million on prior years’ net loss reserves in the same period of 2006 excluding the $1.6 million of losses incurred as a result of the commutation with PXRE.  The unfavorable reserve development in 2007 related to losses on commercial multi-peril liability business on both the 2004 and 2006 accident years.  Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing arrangement between TICNY and TRM.  See “Insurance Services Segment Results of Operations” for the amounts of loss and loss adjustment expense reimbursements.

Underwriting expenses and underwriting expense ratio.  Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $111.2 million for the nine months ended September 30, 2007 as compared with $73.3 million for the same period in 2006.  Our gross expense ratio was 29.4% for the nine months ended September 30, 2007 as compared with 29.2% for the same period in 2006.  The acquisition of Preserver added 0.7 percentage points to the gross expense ratio for the nine months ended September 30, 2007.

The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 16.4% for the nine months ended September 30, 2007, compared to 16.3% for the same period in 2006.

The underwriting expense portion of the gross expense ratio was 13.1% for the nine months ended September 30, 2007 as compared to 12.9% for the same period in 2006.  Although underwriting expenses increased due to the growth in premium volume, the gross underwriting expense ratio excluding the effects of Preserver declined as gross premiums earned increased more rapidly than underwriting expenses.  Preserver added 0.7 percentage points to the gross underwriting expense ratio for the nine months ended September 30, 2007.

The net underwriting expense ratio was 29.1% for the nine months ended September 30, 2007 as compared to 27.5% for the same period in 2006.  Preserver added 1.8 percentage points to the net underwriting expense ratio for the nine months ended September 30, 2007.  The net expense ratio for 2006 was affected by the reduction in ceding commissions of $3.2 million resulting from the commutations with PXRE which added 2.1 percentage points to the net expense ratio.

Underwriting profit and combined ratio.  The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $31.1 million in the first nine months of 2007 and $20.6 million in the same period in 2006. Preserver’s contribution to underwriting profit was $2.9 million in the nine months ended September 30, 2007.  The gross combined ratio was 80.9% for the nine months ended September 30, 2007 as compared with 84.0% for the same period in 2006.  The lower gross combined ratio in the first nine months of 2007 resulted primarily from a lower gross loss ratio in 2007 compared to 2006.  The net combined ratio was 84.6% for the nine months ended September 30, 2007 as compared to 86.5% for the same period in 2006.   The decrease in the net combined ratio resulted from a decrease in the net loss ratio, offset in part, by an increase in the net underwriting expense ratio.  The effects of the commutations reduced underwriting profits in the nine months ended September 30, 2006 by $4.8 million and added 3.1 percentage points to the net combined ratio.  The higher expense ratio of Preserver added 0.8 and 1.2 percentage points to the gross and net combined ratios, respectively.

Reinsurance Segment Results of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	($ in thousands)
Premiums earned
Gross premiums earned	$841	$2,617	$5,168	$16,645
Less: ceded premiums earned	4	(48)	(40)	(93)
Net premiums earned	845	2,569	5,128	16,552
Ceding commission revenue	2	-	-	-
Total	847	2,569	5,128	16,552

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	288	1,549	2,188	14,930
Less: ceded loss and loss adjustment expenses	(2)	(11)	(66)	201
Net loss and loss adjustment expenses	286	1,538	2,122	15,131
Underwriting expenses
Direct commission expense	317	895	1,854	1,665
Other underwriting expenses	90	340	651	689
Total underwriting expenses	407	1,235	2,505	2,354
Underwriting Profit	$154	$(204)	$501	$(933)

Key Measures
Premiums written
Gross premiums written	$1	$1,287	$218	$21,818
Less: ceded premiums written	5	(79)	-	(79)
Net premiums written	$6	$1,208	$218	$21,739

Loss Ratios
Gross	34.2%	59.2%	42.3%	89.7%
Net	33.8%	59.9%	41.4%	91.4%
Accident Year Loss Ratio
Gross	58.4%	59.3%	66.2%	91.3%
Net	58.1%	60.4%	66.7%	91.8%
Underwriting expense Ratios
Gross	48.4%	47.2%	48.5%	14.1%
Net	47.9%	48.1%	48.8%	14.2%
Combined Ratios
Gross	82.6%	106.4%	90.8%	103.8%
Net	81.8%	108.0%	90.2%	105.6%

Reinsurance Segment Results of Operations Three Months Ended September 30, 2007 and 2006

Gross premiums.  Gross premiums written decreased to less than $1,000 for the three months ended September 30, 2007 and represents endorsements and other additional premiums on policies assumed in 2006 and produced by TRM as compared to $1.3 million for the same period in 2006.  Gross premiums earned decreased to $0.8 million from $2.6 million in the third quarter of 2006.  We have not assumed any policies produced by TRM during the third quarter of 2007 as such business was produced on behalf of CPIC in our Insurance Services segment.

Net premiums.  The variances for net premiums are the same as for gross premiums.

Loss and loss adjustment expenses and loss ratio.  Gross loss and loss adjustment expenses were $0.3 million for the three months ended September 30, 2007 as compared to $1.5 million for the same period in 2006.  Net losses were $0.3 million for the three months ended September 30, 2007 as compared to $1.5 million for the same period in 2006.  The gross and net loss ratios were 34.2% and 33.8%, respectively, for the three months ended September 30, 2007 as compared to 59.2% and 59.9%, respectively, in the same period in 2006.  There was favorable development of $0.2 million on a net basis on prior years’ net reserves in the third quarter of 2007 mostly due to favorable run-off of the PXRE novation.

Underwriting expenses and underwriting expense ratio.  Underwriting expenses for the Reinsurance Segment are comprised of ceding commission expense paid to TRM’s issuing companies and other third-party reinsurers to acquire premiums and this segment’s allocated share of other underwriting expenses.  Gross underwriting expenses decreased for the three months ended September 30, 2007 to $407,000 compared to $1.2 million in the same period in 2006.  The gross and net underwriting expense ratios were 48.4% and 47.9% for the three months ended September 30, 2007 compared to 47.2% and 48.1%, respectively, for the same period in 2006.

Underwriting profit and combined ratio.  The underwriting profit from assumed reinsurance for the third quarter of 2007 was $154,000 compared to an underwriting loss from assumed reinsurance of $204,000 for the third quarter of 2006.  The net combined ratio was 81.8% for the third quarter of 2007 compared to 107.9% for the third quarter of 2006.  The lower net combined ratio for the third quarter of 2007 in comparison to the third quarter of 2006 was due to favorable loss development as discussed above.

The gross combined ratio decreased to 82.6% in the third quarter of 2007 compared to 106.4% in the same period last year due to favorable loss development as discussed above.

Reinsurance Segment Results of Operations Nine Months Ended September 30, 2007 and 2006

Gross premiums.  Gross premiums written decreased to $218,000 for the nine months ended September 30, 2007 as compared to $21.8 million for the same period in 2006.  We have assumed $0.2 million of policies produced by TRM on behalf of issuing carriers during the nine months ending, September 30, 2007, but most of TRM’s premium was produced on behalf of CPIC in our Insurance Services segment.  In the first nine months of 2006, we entered into novation agreements with PXRE which increased gross premiums written and earned by $11.4 million, in addition to the premiums produced by TRM.  Gross premiums earned decreased to $5.2 million for the nine months ended September 30, 2007 from $16.6 million in the nine months ended September 30, 2006 due to the significant increase in gross premiums written and the novation agreements with PXRE in 2006.

Net premiums.  Net premiums written decreased to $218,000 for the nine months ended September 30, 2007 as compared to $21.7 million for the same period in 2006.  The decrease in net premiums written was due to the decrease in gross premiums.

Loss and loss adjustment expenses and loss ratio.  Gross loss and loss adjustment expenses were $2.2 million for the nine months ended September 30, 2007 as compared to $14.9 million for the same period in 2006.  Net loss and loss adjustment expenses were $2.2 million for the nine months ended September 30, 2007 as compared to $15.1 million for the same period in 2006. Both gross and net loss and loss adjustment expenses for the nine months ended September 30, 2006 were increased by $12.2 million as a result of the novation agreements with PXRE.  The gross and net loss ratios were 42.3% and 41.4%, respectively, for the nine months ended September 30, 2007 as compared to 89.7% and 91.4%, respectively, in the same period in 2006. The novation agreements added 37.5 percentage points and 34.4 percentage points to the gross and net loss ratio, respectively, for the nine months ending September 30, 2006.  There was favorable development of $1.3 million on a net basis on prior years’ net reserves for the nine months ended September 30, 2007 mostly due to favorable run-off of the PXRE novation.  This compares to favorable development of $68,000 on prior years’ net loss reserves in the same period of 2006.

Underwriting expenses and underwriting expense ratio.  Gross underwriting expenses increased for the nine months ended September 30, 2007 to $2.5 million as compared to $2.4 million for the same period in 2006.  The gross and net underwriting expense ratios were 48.5% and 48.8%, respectively, for the nine months ended September 30, 2007 compared to 14.1% and 14.2%, respectively, for the same period last year.  The lower gross and net underwriting expense ratios in the nine months ended September 30, 2006 were the direct result of the $11.4 million of additional gross and net premiums earned from the PXRE novation which did not incur a commission expense.  The effects of the PXRE novation reduced the gross and net underwriting expense ratios by 31.1 percentage points and 31.8 percentage points, respectively, for the nine months ended September 30, 2006.

Underwriting profit and combined ratio.  The underwriting profit from assumed reinsurance for the nine months ended September 30, 2007 was $501,000 compared to underwriting loss of $933,000 for the same period of 2006 which includes the charge of $0.8 million resulting from the novation agreements with PXRE.  The net combined ratio was 90.2% for the nine months ended September 30, 2007 compared to 105.6% for the same period of 2006.  The lower net combined ratio for the first nine months of 2007 was the result of the decreased net loss ratio offset in part, by the increase in the net underwriting expense ratio as explained above.

The gross combined ratio decreased to 90.8% for the nine months ended September 30, 2007 compared to 103.8% for the same period of 2006 due to the decrease in the gross loss ratio offset in part, by an increase in the gross underwriting expense ratio as explained above.  The effects of the novation agreements added 6.5 percentage points and 2.5 percentage points to the gross and net combined ratios, respectively, for the nine months ended September 30, 2006.

Insurance Services Segment Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	($ in thousands)
Direct commission revenue from managing general agency	$8,028	$380	$9,088	$2,291
Claims administration revenue	524	688	1,624	2,572
Other administration revenue (1)	326	-	924	-
Reinsurance intermediary fees (2)	254	176	595	411
Policy billing fees	5	-	5	5
Total	9,137	1,244	12,236	5,279

Expenses
Direct commissions expense paid to producers	3,808	211	3,959	1,545
Other insurance services expenses	1,687	193	2,302	735
Claims expense reimbursement to TICNY (3)	520	687	1,618	2,556
Total	6,015	1,091	7,879	4,836
Insurance services pre-tax income (loss)	$3,122	$153	$4,357	$443
Premiums produced by TRM on behalf of issuing companies	$23,433	$1,408	$24,094	$10,270

(1)The other administration revenue includes amounts reimbursed by CPM for services rendered pursuant to a service and expense sharing agreement.
(2)The reinsurance intermediary fees include commissions earned for placement of reinsurance on behalf of TICNY and TNIC.
(3)Consists of underwriting expenses reimbursed to TICNY pursuant to an expense sharing agreement and to CPM pursuant to a service and expense sharing agreement.

Insurance Services Segment Results of Operations Three Months Ended September 30, 2007 and 2006

Total revenues.  Total revenues for the insurance services segment were $9.1 million for the three months ended September 30, 2007 as compared with $1.2 million for the same period in 2006, principally because of the business that TRM produced on behalf of CPIC.  The principal components of total revenues for our insurance services segment are direct commission revenue, claims administration revenue, other administration revenue and reinsurance intermediary fees.

The increase in total revenues was primarily due to direct commission revenue that increased significantly to $8.0 million for the third quarter of 2007 compared to $380,000 for the third quarter of 2006.  Direct commission revenue is dependent upon the premiums and losses on business produced by TRM on behalf of its issuing companies.  Premiums produced by TRM on behalf of CPIC increased to $23.4 million in the third quarter of 2007 as compared to $1.4 million of premiums produced for other non-related issuing carriers in the same period last year.  The premium produced on behalf of CastlePoint is an important component of our hybrid business model, which through reinsurance and risk sharing or direct placement through TRM, transfers 49% of our total premiums written and produced to CastlePoint Reinsurance and its insurance company subsidiaries.  In addition there was an increase in commission revenue of $465,000 in the third quarter of 2007 as a result of favorable loss development on the premiums produced in prior years compared to an increase of $0.4 million in the same period of last year.  Claims administration revenues decreased to $524,000 in the third quarter of 2007 compared to $688,000 in the same period of last year as a result of fewer hours associated with claims handled on behalf of issuing carriers.  Reinsurance intermediary fees increased by 44.3% to $254,000 for the third quarter of 2007 as compared to $176,000 for the third quarter of 2006 from increased reinsurance premiums.  Other administrative revenue was $326,000 for the third quarter of 2007 and includes reimbursements from CastlePoint under our service and expense sharing agreement for underwriting, claims, legal and other corporate services, such as human resources and information technology.

Direct commission expense.  TRM’s direct commission expense rate was 16.3% for the third quarter of 2007 compared to 15.0% for the third quarter of 2006.  The direct commission expense rate increased in the third quarter of 2007 because a greater proportion of the business produced on behalf of CPIC has a smaller average premium per policy which carries a higher commission rate.  In 2006 the direct commission expense rate was lower as a larger proportion of policies had larger premiums with lower commission rates.

Other insurance services expenses.  The amount of reimbursement for underwriting expenses by TRM to TICNY in the third quarter of 2007 was $1.7 million as compared to $193,000 in the third quarter of 2006.  The increase in other insurance services expenses resulted from an increase in premium produced.

Claims expense reimbursement.  The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY in the third quarter of 2007 was $520,000 as compared to $687,000 in the third quarter of 2006 due to a decrease in the number of claims handled.

Pre-tax income.  Pre-tax income in the third quarter of 2007 increased to $3.1 million as compared to $153,000 in the third quarter of 2006.  The increase was due to the significant increase in premium produced.

Insurance Services Segment Results of Operations Nine Months Ended September 30, 2007 and 2006

Total revenues.  Total revenues for the insurance services segment were $12.2 million for the nine months ended September 30, 2007 as compared with $5.3 million for the same period in 2006.  The principal components of total revenues for our insurance services segment are direct commission revenue, claims administration revenue, other administration revenue and reinsurance intermediary fees.  The increase in total revenues was primarily due to direct commission revenue that increased significantly to $9.1 million for the nine months ending September 30, 2007 compared to $2.3 million in the same period last year.  Claims administration revenues decreased to $1.6 million for the nine months ending September 30, 2007 compared to $2.6 million in the same period of last year as a result of fewer hours associated with claims handled on behalf of issuing carriers.  Reinsurance intermediary fees revenue increased by 44.8% to $595,000 for the nine months ending September 30, 2007 as compared to $411,000 for the same period last year from increased reinsurance premiums.  Other administrative revenue was $924,000 for the nine months ended September 30, 2007 and includes reimbursements from CastlePoint under our service and expense sharing agreement.

For the first nine months of 2007, direct commission revenues increased as compared to the comparable period of last year as a result of the significant increase in premiums produced by TRM to $24.1 million for the nine months ended September 30, 2007, from $10.3 million for the same period last year.  In May 2007 our managing general agency subsidiary, TRM, began producing business on behalf of CPIC.  In addition there was an increase in commission revenue of $1.5 million and $0.2 million in the nine months ended September 30, 2007 and 2006, respectively, as a result of favorable loss development on the premiums produced in prior years.

Direct commission expense.  TRM’s direct commission expense rate was 16.4% for the first nine months of 2007 compared to 15.0% for the same period last year.  The direct commission expense rate increased in the third quarter of 2007 as previously discussed above.  In 2006 the direct commission expense rate was lower as a larger proportion of policies had larger premiums with lower commission rates.

Other insurance services expenses.  The amount of reimbursement for underwriting expenses by TRM to TICNY in the first nine months of 2007 was $2.3 million as compared to $0.7 million in the same period last year. The increase in other insurance expenses resulted from an increase in premium produced.

Claims expense reimbursement.  The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY in the first nine months of 2007 was $1.6 million as compared to $2.6 million in the same period last year due to a decrease in the number of claims handled.

Pre-tax income.  Pre-tax income in the first nine months of 2007 increased to $4.4 million as compared to $0.4 million in the same period last year.  The increase was due to the favorable adjustment in direct commission revenue and the increase in premiums produced for the nine months ended September 30, 2007 as compared to the same period last year.

Liquidity and Capital Resources

Cash flows.  Cash and cash equivalents at September 30, 2007 were $52.5 million as compared to $100.6 million at December 31, 2006.  Cash equivalents increased in December 2006 as a result of raising $48 million through the issuance of $40 million of perpetual preferred stock and $8 million from the sale of Tower Indemnity Company of America.  At the time we raised these funds the yield curve was relatively flat.  At December 31, 2006, we had $65 million of cash equivalents invested in agency backed discount notes and commercial paper that had interest yields between 5.14% and 5.25%.  Our belief then was that longer term interest rates would rise in 2007.  Cash and cash equivalents at September 30, 2007 include $19.7 million of corporate funds which remain from the follow-on equity offering after paying for the Preserver acquisition.

During the third quarter of 2007, yield spreads widened as a result of the lack of liquidity in the market which increased the gross unrealized investment loss by $9.1 million and $20.2 million for the three month and nine month periods ending September 30, 2007, respectively, as reflected in other comprehensive income.  The increase in the unrealized investment loss primarily was caused by our investments in Mortgage-backed securities and our Equity securities which primarily are invested in Real Estate Investment trusts. Changes in interest rates directly impact the fair value for our fixed maturity portfolio.  We regularly review both our fixed-maturity and equity portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.  We have determined that we did not hold any investments that would have been considered other than temporarily impaired and that the recent increase in the gross unrealized investment loss was caused by an increase in interest rates.  We expect cash flows from operations to be sufficient to meet our liquidity requirements.  We intend, and we believe we have the ability, to hold these investments until a recovery in value, which may be at maturity for fixed maturity securities.

For the three and nine months ended September 30, 2007, net cash provided by operating activities was $18.3 million and $48.2 million, respectively. Net cash provided by operations was $11.3 million and $97.9 million, respectively, for the same periods in 2006.  The decrease in cash flow for 2007 was a result of Federal income tax payments of $6.6 million and $21.7 million for the three months and nine months ended September 30, 2007, as well as increased reinsurance costs.  In addition, net cash provided by operating activities for 2006 included $37 million received from PXRE which resulted from the commutation and novation transactions.

The net cash flows used in investing activities for the three and nine months ended September 30, 2007 was $29.7 million and $181.5 million, respectively.  The net cash flows used in investing activities for the three and nine months ended September 30, 2006 was $52.6 million and $116.6 million, respectively.  The nine months ended September 30, 2007 included the payment of $66.2 million for the acquisition of Preserver Group, Inc.  In addition, we paid $4.7 million of Preserver’s direct transaction costs in connection with the acquisition.  During 2006, the Company relocated its New York City Corporate Headquarters within the same building.  The Company capitalized $8.0 million and $9.5 million for leasehold improvements, $3.9 million and $5.1 million for furniture & equipment and $2.2 million and $4.6 million for computer hardware and software, for the three and nine months ended September 30, 2006.  In addition, there were increases in the corporate bonds, U. S. Treasuries and mortgage-backed investments in the third quarter of 2007.

The net cash flows used in financing activities for the three months ended September 30, 2007 was $1.1 million, while $68.7 million was provided during the nine months ended September 30, 2007. Included are the net proceeds from the issuance of $20.6 million in subordinated debentures on January 25, 2007, the $89.4 million of net proceeds from the January 26, 2007 equity offering and the related exercise of the underwriters’ over allotment option, offset by $40.0 million used for the redemption of preferred stock .  For the three months and nine months ended September 30, 2006, we had $23,000 of net cash flow used by financing activities and $20.5 million, principally related to the issuance of subordinated debentures; respectively, of net cash flows provided by financing activities.

The operating subsidiaries’ primary sources of cash are net premiums received, commission and fee income, net investment income and proceeds from the sale and redemption of both equity and fixed-maturity investments.  Cash is used to pay claims, commissions and operating expenses, to purchase investments and fixed assets and to pay dividends to the holding company.  Our insurance companies are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. As of September 30, 2007, the maximum amount of distributions that our insurance companies could pay to us without approval of their domiciliary Insurance Department was approximately $19.1 million.

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

Investments

Impairment of investment securities results in a charge to net income when a market decline below cost is deemed to be other-than-temporary.  As of September 30, 2007, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.  We determined that we did not hold any investments that would have been considered other than temporarily impaired.

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

For invested assets, we use modified duration modeling to calculate changes in fair values.  Durations on invested assets are adjusted for call, put and interest rate reset features.  Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities.  Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of September 30, 2007.

The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of September 30, 2007:

	Estimated	Estimated
	Increase	Percentage
	(decrease)	Increase
	in Fair Value	(Decrease)
Change in interest rate	($ in thousands)	in Fair Value
300 basis point rise	(74,994)	-12.7%
200 basis point rise	(51,145)	-8.6%
100 basis point rise	(26,110)	-4.4%
No change	0	0.0%
50 basis point decline	12,816	2.2%
100 basis point decline	25,465	4.3%

The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $26.1 million, or 4.4%, based on a 100 basis point increase in interest rates as of September 30, 2007.  This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities, which constituted approximately 92.2% of our total invested assets as of September 30, 2007.

As of September 30, 2007 we had a total of $23.7 million of outstanding floating rate debt, all of which is outstanding subordinated debentures underlying trust securities issued by our wholly owned statutory business trusts carrying an interest rate that is determined by reference to market interest rates.  If interest rates increase, the amount of interest payable by us would also increase.

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

On April 10, 2007, we completed our acquisition of Preserver.  Preserver has not previously been subject to a review of internal controls under the Sarbanes Oxley Act of 2002, and its operations have been excluded from our review of the internal controls under Section 404 of the Sarbanes Oxley Act of 2002.  We have begun the process of integrating Preserver’s operations including internal controls and processes and extending our Section 404 compliance program to Preserver’s operations.  Preserver accounts for 19.6% of assets and 7.0% of net income of the Company.  See the Notes to the Consolidated Financial Statements in Item 1 for discussion of the acquisition and related financial data.

Part II– OTHER INFORMATION

Item 6.  Exhibits

10.1	Management Agreement, dated July 1, 2007, by and between CastlePoint Insurance Company and Tower Risk Management Corp.
10.2	Employment Agreement, dated as of July 23, 2007, by and between Tower Group Inc. and Gary S. Maier
31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302
31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tower Group, Inc.
Registrant

Date: November 8, 2007	/s/ Michael H. Lee
Michael H. Lee Chairman of the Board, President and Chief Executive Officer

Date: November 8, 2007	/s/ Francis M. Colalucci
Francis M. Colalucci Senior Vice President, Chief Financial Officer and Treasurer