Form 10-K
period 2007-12-31
Tower Group, Inc.
filed 2008-03-14
CIK 1289592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from           to
Commission File Number: 000-50990
Tower Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3894120
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

120 Broadway, 31st Floor
New York, New York	10271
(Address of principal executive offices)	(Zip Code)

(212) 655-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.0l par value per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2007 (based on the closing price on the NASDAQ Global Select Market on such date) was approximately $646,552,454.

As of March 13, 2008, the registrant had 23,185,173 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the registrant’s 2008 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”).

	PART I
Item 1.	Business	2
Item 1A.	Risk Factors	36
Item 1B.	Unresolved Staff Comments	48
Item 2.	Properties	48
Item 3.	Legal Proceedings	48
Item 4.	Submission Of Matters To A Vote Of Security Holders	49
PART II		49
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	49
Item 6.	Selected Consolidated Financial Information	51
Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	52
Item 7A.	Quantitative And Qualitative Disclosures About Market Risk	85
Item 8.	Financial Statements And Supplementary Data	88
Item 9.	Changes In And Disagreements With Accountants Or Accounting And Financial Disclosure	89
Item 9A.	Control And Procedures	89
Item 9B.	Other Information	90
PART III		90
Item 10.	Directors And Executive Officers Of The Registrant	90
Item 11.	Executive Compensation	90
Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters	90
Item 13.	Certain Relationships And Related Transactions, And Director Independence	90
Item 14.	Principal Accountant Fees And Services	90
PART IV.		91
Item 15. Exhibits, Financial Statement Schedules		91
EX-10.49: FOURTH AMENDMENT TO LEASE
EX-10.50: FIFTH AMENDMENT TO LEASE
EX-10.54: AMENDMENT NO. 2 TO AMENDED AND RESTATED BROKERAGE BUSINESS QUOTA
EX-10.55: AMENDMENT NO. 3 TO AMENDED AND RESTATED BROKERAGE BUSINESS QUOTA
EX-10.56: AMENDMENT NO. 4 TO AMENDED AND RESTATED BROKERAGE BUSINESS QUOTA
EX-10.57: AGGREGATE EXCESS OF LOSS REINSURANCE AGREEMENT
EX-10.58: AGGREGATE EXCESS OF LOSS REINSURANCE AGREEMENT
EX-10.59: SERVICE AGREEMENT
EX-10.60: PROPERTY CATASTROPHE REINSURANCE AGREEMENT
EX-10.63: FORM OF 2004 LONG TERM EQUITY COMPENSATION PLAN
EX-21.1: SUBSIDIARIES
EX-23.1: CONSENT OF JOHNSON LAMBERT & CO.
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

i

PART I

Item 1.	Business

Overview

As used in this Form 10-K, references to the “Company”, “we”, “us”, or “our” refer to Tower Group, Inc. (“Tower”) and its subsidiaries, Tower Insurance Company of New York (“TICNY”), Tower National Insurance Company (“TNIC”), Tower Risk Management Corp. (“TRM”) and Preserver Group, Inc. (“Preserver”) and its insurance subsidiaries, Preserver Insurance Company (“PIC”), Mountain Valley Indemnity Company (“MVIC”) and North East Insurance Company (“NEIC”), unless the context suggests otherwise. The term “Insurance Subsidiaries” refers to TICNY, TNIC, PIC, MVIC and NEIC.

References to “CastlePoint” refer to CastlePoint Holdings, Ltd. and its subsidiaries, which include CastlePoint Management Corp., CastlePoint Bermuda Holdings, Ltd., CastlePoint Reinsurance Company, Ltd. and CastlePoint Insurance Company, unless the context suggests otherwise.

Through our subsidiaries, we offer a broad range of specialized property and casualty insurance products and services to small to mid-sized businesses and to individuals primarily in New York, New Jersey and other Northeast states. We provide coverage for many different market segments, including nonstandard risks that do not fit the underwriting criteria of standard risk carriers due to factors such as type of business, location and premium per policy. We provide commercial lines products comprised of commercial package, general liability, workers’ compensation and commercial auto policies to businesses such as retail and wholesale stores, grocery stores, restaurants, artisan contractors and residential and commercial buildings. We also provide personal lines products that insure modestly valued homes and dwellings as well as personal automobiles. These products are distributed through approximately 857 active retail agents that are serviced through our 6 branch offices. We also distribute our products through approximately 74 wholesale and general agents. TICNY and TNIC are currently rated A- (Excellent) by A.M. Best Company, Inc. (“A.M. Best Company”). PIC, MVIC and NEIC are currently rated B++ (Good) with positive implications by A.M. Best Company. Effective January 1, 2008 our Insurance Subsidiaries entered into a pooling agreement to apportion premiums, losses and expenses among those companies on a pro rata basis.

In an effort to expand our writings outside of New York as well as position our products in various market segments, we have expanded the licensing of both TNIC and TICNY, which are currently licensed as admitted carriers in 34 and 47 states, respectively. TNIC began writing business in New Jersey, Pennsylvania, Illinois and Massachusetts in addition to New York in 2006. TICNY is also authorized to write excess and surplus lines in 2 states. We completed the acquisition of Preserver which offered products similar to ours in the Northeast, particularly in New Jersey, Maine and Massachusetts. Preserver contributed approximately $63.7 million in direct written premium to the Company’s operations in 2007 subsequent to the acquisition date.

In 2006, we sponsored the formation of CastlePoint Holdings, Ltd., a Bermuda holding company organized to provide property and casualty insurance and reinsurance business solutions, products and services primarily to small insurance companies and program underwriting agents in the United States. We sponsored and entered into a long-term strategic relationship with CastlePoint to secure a stable source of traditional quota share reinsurance and insurance risk-sharing capability to support our anticipated future growth. We believe that the formation of CastlePoint and the agreements between our company and CastlePoint further enhance our hybrid business model by reducing certain risks of relying on other reinsurers and issuing carriers. These risks include cyclicality in demand for underwriting and availability of capacity, restrictions on business and underwriting classes and the high costs of utilizing issuing carriers. Our relationship with CastlePoint also generates commission and fee income, which is an important component of our hybrid business model, and our participation in program and insurance risk sharing business managed by CastlePoint which add diversity to our book of business. See “Business — Strategic Relationship and Agreements with CastlePoint.”

Competitive Strengths and Strategies

We believe our hybrid business model, high growth platform, underwriting and market segmentation expertise, entry into the excess and surplus lines market, low cost infrastructure and proven leadership and experienced management are competitive strengths, as described below. We plan to utilize these competitive strengths to continue our profitable growth through the following strategies:

•	Hybrid Business Model. We use a business model under which we (i) retain premiums to generate investment and underwriting income through the use of our own capital and (ii) transfer premiums to reinsurers and produce business for other insurance companies to generate commission and fee income. Our business model allows us to create and support a much larger premium base and a more highly developed infrastructure than otherwise would have been possible with our capital base. In doing so, we have been able to achieve a return on average equity that we believe is higher than many other insurance companies with a traditional business model. From 2003 to 2007, the average annual return on average equity was 19.6%. Through our strategic relationship with CastlePoint, we have reduced the risk of relying on other reinsurance and issuing companies and will be able to maintain and strengthen our hybrid business model as well as pursue our growth plans. Through reinsurance and risk sharing, we target transferring approximately 49% of our total premiums written and produced to CastlePoint’s reinsurance and insurance company subsidiaries in order to generate commission and fee income. We will continue to maintain the operational infrastructure that will market, originate, underwrite and service gross premiums written through our Insurance Subsidiaries and produced as managing general agent on behalf of other insurance companies (“gross premiums written and produced”).

•	High Growth Platform and Territorial Expansion. We have established a track record of growth by expanding our product line offering, entering into new territories and acquiring books of business. Our gross premiums written and produced increased 37.0% on a compounded annual basis from 2003 to 2007. Our acquisition of Preserver accelerated our geographic expansion in the Northeast and expanded our broad product line platform to include personal auto and web-based businessowners policies. We are also expanding into other parts of the United States by appointing wholesale agents throughout the country and participating in programs managed by CastlePoint. We continue to seek acquisitions of renewal rights, insurance companies and managing general agencies that will provide us with access to local markets throughout the United States.

•	Underwriting and Market Segmentation Expertise. We have a strong track record of generating favorable underwriting results as demonstrated by our weighted average gross loss ratio of 54.2% during the period from 2003 to 2007. We have been able to achieve these underwriting results by focusing on customers that present low to moderate hazard risks and utilizing our in-house claims and legal defense capabilities to adjust and defend claims cost-effectively. We also have utilized our broad product line platform to allocate our capital to the most profitable lines of business in response to changing market conditions. In addition, we have been able to maintain pricing and coverage discipline in writing these policies by positioning our products in various market segments that tend to exhibit a reduced level of competition, including nonstandard risks that may be avoided by standard or preferred market carriers due to underwriting factors such as type of business, location and premium per policy.

•	Entrance into Excess and Surplus Lines Market. We generally write our insurance policies in the preferred and standard market through our retail agents and insurance policies in the non-standard market segments through our wholesale agents, all on an “admitted basis.” This means that we are licensed by the states in which we sell our policies, and we write our policies using premium rates and forms that are filed with state insurance regulators. However, in 2007 we began to write excess and surplus business lines (“E&S”) by offering our products through TICNY, which is qualified as a non-admitted company to write E&S business in Florida and Texas, and we are planning to form a separate company to write E&S lines in other states. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them the flexibility to change the coverage offered and the rate charged without the time constraints and financial costs associated with the filing process. Because we focus on providing products in underserved market segments through our wholesale distribution system, we believe we can distribute these products utilizing both the non-standard market segment on an admitted basis as well as the E&S market segment on a non-admitted basis. Having a surplus lines company will provide us with the ability to quickly expand and distribute our products nationally through the wholesale distribution system.

•	Low Cost Infrastructure. We have been able to gradually lower our expense ratio by realizing economies of scale resulting from our growth in total premiums produced and managed, and by improving our business processes and integrating technology to become more efficient. The commission and fee income that we generate from transferring premiums to reinsurers and other insurance companies also reduces our net expense ratio. Our net expense ratio, which is calculated after offsetting our reinsurance commission, was 28.2% and 28.1% in 2007 and 2006, respectively. The slight increase in the ratio in 2007 was due to the integration of the Preserver acquisition. We also expect that acquisitions we may make will generate long-term incremental reductions in our expense ratio (although they may cause short-term increases) as we apply our technology and business processes to the operations of the acquired business in order to realize economies of scale.

•	Proven Leadership and Experienced Management. Our senior management team member’s average over 20 years of insurance industry experience. Michael H. Lee, our Chairman of the Board, President and Chief Executive Officer, was a founder of the Company in 1990 and has an extensive knowledge and understanding of our business, having played a key role in building several aspects of our operations, including underwriting, finance, claims and systems.

Strategic Relationship and Agreements with CastlePoint

We organized and sponsored CastlePoint with an initial investment of $15.0 million on February 6, 2006. The Company’s current investment ownership is approximately 6.7% of CastlePoint after CastlePoint raised $249.9 million in a private placement stock offering in 2006 and $114.8 million in a public stock offering in 2007. This percentage does not include a warrant from CastlePoint to purchase an additional 1,127,000 shares of common stock which we received on April 6, 2006.

In addition to his positions at the Company, Michael H. Lee also serves as Chairman and Chief Executive Officer of CastlePoint Holdings, Ltd.

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

CastlePoint operates through a number of subsidiaries, including CastlePoint Reinsurance Company, Ltd., a Bermuda reinsurance company (“CastlePoint Reinsurance”); CastlePoint Insurance Company, a New York domiciled insurance company (“CPIC”); and CastlePoint Management Corp. (“CPM”), which provides insurance services.

For your convenience, we have included below definitions of terms used in this Form 10-K in connection with our relationship with CastlePoint:

•	“brokerage business” refers to broad classes of business that are underwritten on an individual policy basis by an insurance company’s underwriting staff through wholesale and retail agents, and for which most or all of the services are provided by the insurance company as part of the overall product offering;

•	“program business” refers to narrowly defined classes of business that are underwritten on an individual policy basis by program underwriting agents on behalf of insurance companies;

•	“traditional program business” refers to blocks of program business in excess of $5 million in annual gross written premium that we historically have underwritten, consisting of non-auto related personal lines and the following types of commercial business: retail stores and wholesale trades, commercial and residential real estate, restaurants, grocery stores, office and service industries and artisan contractors;

•	“specialty program business” refers to (i) program business other than traditional program business and (ii) traditional program business that we and CastlePoint agree will be deemed to be specialty program business;

•	“insurance risk-sharing business” refers to various risk sharing arrangements, such as (i) pooling or sharing of premiums and losses between our insurance companies and other insurance companies based upon their respective percentage allocations or (ii) appointing other insurance companies as our program underwriting agents and then having those insurance companies assume through reinsurance a portion of the business they produce as program underwriting agents;

•	“traditional quota share reinsurance” refers to a type of reinsurance whereby a reinsurer provides reinsurance coverage to an insurance company on a pro-rata basis based on a ceding percentage without any provisions to limit meaningful losses within the contractual limits; and

•	“program underwriting agent” refers to an insurance intermediary that aggregates business from retail and wholesale agents and manages business on behalf of insurance companies, including functions such as risk selection and underwriting, premium collection, and policy form design and client service.

In April 2006, we entered into a master agreement with CastlePoint (the “Master Agreement”). The Master Agreement provides that, subject to the receipt of any required regulatory approvals, CastlePoint will manage the traditional program business and the specialty program business, and we will manage the brokerage business. The program managers are required to place property and casualty excess of loss reinsurance and property catastrophe excess of loss reinsurance from third party reinsurers to protect the net exposure of the participants. In purchasing the property catastrophe excess of loss reinsurance, the manager may retain risk equating to no more than 10% of the combined surplus of Tower and CastlePoint Insurance Company (referred to as the pooled catastrophe retention).

The parties to the Master Agreement agreed to exercise good faith, and to cause their respective subsidiaries to exercise good faith, to carry out the intent of parties in the event the specific agreements contemplated by the Master Agreement must be revised to comply with regulatory requirements. For example, if the ceding commissions under the quota share reinsurance agreements must be adjusted to comply with regulatory requirements, each party will use its best good faith efforts to structure the transaction so that the ceding company cedes premiums at a combined ratio equal to 95% for the brokerage business and 93% for each of the traditional program business and the specialty program business. In addition, to the extent the transfers of any policies require regulatory review or approval, the Master Agreement requires the parties to cooperate fully and in good faith to take various actions with respect to the policies to be transferred by us to CastlePoint, including giving required notices and providing appropriate services relating to the policies, so as to implement such transfers in a timely and efficient manner.

Pursuant to the Master Agreement, we entered into the following agreements and arrangements with subsidiaries of CastlePoint:

•	brokerage business quota share reinsurance agreement between our Insurance Subsidiaries and CastlePoint’s subsidiaries, CastlePoint Reinsurance and CPIC, covering brokerage business historically written by us;

•	traditional program business quota share reinsurance agreement between CastlePoint Reinsurance and our subsidiaries, TICNY and TNIC, covering program business historically written by us;

•	specialty program business and insurance risk-sharing business quota share reinsurance agreement between CastlePoint Reinsurance and our subsidiaries, TICNY and TNIC, covering business not historically written by us;

•	aggregate excess of loss reinsurance agreements between our Insurance Subsidiaries and CPIC;

•	service and expense sharing agreements between TICNY and CPM;

•	a program management agreement between CPM and TICNY;

•	a service agreement between TRM and CPM; and

•	a management agreement between TRM and CPIC.

The reinsurance agreements are described in more detail under “Business — Reinsurance — CastlePoint.” We had intended to enter into pooling arrangements with CPIC during 2007, but in lieu of such arrangements, we have entered into the management agreement between TRM and CPIC described below and intend to enter into quota share reinsurance agreements whereby TICNY will reinsure CPIC for a portion of the traditional and specialty programs that CPIC writes.

Under the service and expense sharing agreements, CPM can purchase from us, and we can purchase from CPM, certain insurance company services, such as claims adjustment, policy administration, technology solutions, underwriting, and risk management services, at cost, and CPM may market these services to program underwriting agents on an unbundled basis. The reimbursement for these charges has been recorded as “Other administration revenues” in our insurance services segment. CPM shares with us 50% of the profits and losses generated from marketed services. We charged CPM $1.4 million for such services in 2007. There were $0 and $0.7 million charges from CPM for services in 2007 and 2006, respectively.

Under the program management agreement, CPM was appointed by TICNY to perform certain underwriting and claims services, effective January 1, 2007, with respect to the traditional and specialty program business and insurance risk-sharing business, such as soliciting, underwriting, quoting, binding, issuing and servicing of insurance policies. In circumstances where CPM cannot fully perform these functions on its own, CPM plans to delegate authority to the program underwriting agents or to purchase services from us under the service and expense sharing agreement. The Company reimburses CPM for expenses it incurs under this agreement.

Under the service agreement effective May 1, 2007 between TRM and CPM, TRM and CPM each agreed to provide services such as claim adjustment, policy administration, technology solutions, underwriting and risk management services to the other party at prevailing market rates. TRM received $200,000 in fees under this agreement in 2007.

TRM entered into a management agreement with CPIC effective July 1, 2007 to produce and manage brokerage business on behalf of CPIC. Under this agreement, TRM receives a provisional management fee equal to 34.0% of the subject premium of the business produced by TRM. The amount of the fee is adjusted between 31.0% and 36.0% based on the loss ratio of the business produced. During 2007, TRM produced $83.7 million of premium and earned $26.8 million in management fees from CPIC.

We believe it is important to maintain and enhance our strategic relationship with CastlePoint as CastlePoint provides a reliable source of reinsurance and insurance risk sharing capacity that will permit us to continue to implement our business strategy. We believe the relationship can be enhanced through mutually beneficial transactions, including investments. Our growth plans and business model will require additional capital or financing from time to time. These needs will likely occur in connection with the acquisition of a book of business or another company and could also occur in other circumstances. Assuming that CastlePoint would be willing to provide financing, any such transaction with CastlePoint will be made only after approval by a special committee of independent members of the Board of Directors after evaluating and comparing the proposed terms of such transactions with available alternatives.

Acquisition of Preserver

On April 10, 2007, we completed the acquisition of 100% of the issued and outstanding common stock of Preserver pursuant to the stock purchase agreement (“the Agreement”), dated as of November 13, 2006, by and among the Company, Preserver and the sellers named therein. Under the terms of the Agreement, we acquired Preserver for approximately $64.7 million. Subsequent to the acquisition, we contributed an additional $10.0 million to Preserver. Preserver was a privately-held holding company for a regional insurance company group specializing in small commercial and personal lines insurance in the Northeast. Preserver offered similar products and had a similar risk appetite to ours. The acquisition gave us access to 300 new retail agencies and accelerated our Northeast expansion plans by adding premium volume in New Jersey, Maine, New York, New Hampshire, Massachusetts, Vermont, Rhode Island and Pennsylvania. Preserver contributed approximately $63.7 million in direct written premium to the Company’s operations in 2007 subsequent to the acquisition date.

Effective January 1, 2008 our Insurance Subsidiaries entered into a pooling agreement to apportion premiums, losses and expenses among those companies on a pro rata basis.

Business Segments

We operate in three business segments:

•	Insurance. In our insurance segment, our Insurance Subsidiaries provide commercial lines policies to businesses and personal lines policies to individuals primarily in New York, New Jersey and other Northeast states. Tower’s commercial lines products include commercial multiple-peril, monoline general liability, commercial umbrella, monoline property, workers’ compensation and commercial automobile policies. The personal lines products consist of homeowners, dwelling, other liability and auto policies. See “Business — Insurance Segment Products.”

•	Reinsurance. In our reinsurance segment, TICNY accepts or assumes reinsurance directly from TRM’s issuing companies on a 100% quota share basis with the exception of business produced on behalf of CPIC. See “Business— Reinsurance Segment Products.”

•	Insurance Services. In our insurance services segment, TRM produces and manages business for other insurance companies, including CPIC. TRM markets, originates, underwrites and services premiums produced and generates fee and commission income. In connection with the production of this business, TICNY may reinsure the business written by TRM’s issuing companies. See “Business — Insurance Services Segment Products and Services.”

Insurance Segment Products

The Company offers a broad array of commercial and personal lines products. Our insurance segment products target low severity, low frequency risks. In 2007, our overall average annual premium was $5,016 per policy for commercial lines and $1,100 per policy for personal lines.

Typically, the liability coverage on these classes of business is not exposed to long-tailed (i.e., many years may pass before claims are reported or settled), complex or contingent risks, such as products liability, asbestos or environmental claims. The risks we insure are located in both urban and suburban areas of the Northeastern United States. We emphasize lines of business and levels of risk and premium size that have historically been underemphasized by other regional and national insurance companies. Through our expanded licensing and our acquisition of Preserver, we have expanded our marketing territory to other areas outside of New York State, including New Jersey, Massachusetts, Maine, New Hampshire, Pennsylvania and Vermont and Rhode Island. We have also begun to write policies outside the Northeast United States through certain select wholesale arrangements. However, we are maintaining a targeted approach to underwriting; focusing on markets that we believe will permit us to achieve adequate premium rates.

The following table shows our gross premiums earned and loss ratios for the insurance segment’s lines of business for the years ended December 31, 2007, 2006 and 2005:

	For the year ended December 31,

	2007		2006		2005

	Gross		Gross		Gross
	Premium	Gross	Premium	Gross	Premium	Gross
($ in thousands)	Earned	Loss Ratio	Earned	Loss Ratio	Earned	Loss Ratio

Commercial multiple-peril	$218,848	51.5%	$150,292	57.1%	$117,814	59.4%
Other liability	69,298	66.3%	48,742	71.3%	22,427	77.9%
Workers’ compensation	54,064	34.1%	33,609	39.4%	21,059	40.8%
Commercial auto	54,257	54.8%	28,491	51.6%	16,722	32.6%
Homeowners	92,686	39.9%	70,419	42.3%	49,150	59.0%
Fire and allied lines	19,042	53.7%	12,462	36.7%	9,002	48.1%
Personal Auto	7,882	101.9%	—	—	—	—

All Lines	$516,077	50.8%	$344,015	53.2%	$236,174	57.1%

Commercial Multiple-Peril

Our commercial multiple-peril products include commercial package policies, businessowners policies and landlord package policies. Our commercial package policies provide property and casualty coverage and focus on classes of business such as retail and wholesale stores, restaurants, residential and commercial buildings, and grocery stores. We have written commercial package policies since TICNY commenced operations in 1990. Our businessowners policies provide property and liability coverage to small businesses. We introduced this product in 1997 to provide broader built-in coverage for businesses in the standard and preferred pricing tiers. Our landlord package policy provides property and casualty coverage for three-and-four-family dwellings with a maximum coverage limit of $800,000. As of December 31, 2007, approximately 52,400 commercial multi-peril products were in force, including 29,500 commercial package policies and 11,700 landlord package policies and 11,200 businessowners policies.

Other Liability

We offer other liability products in personal and commercial lines. Our commercial products are comprised of monoline commercial general liability and commercial umbrella policies. We write commercial general liability policies for risks that do not have property exposure or whose property exposure is insured elsewhere. Primarily, we target residential and commercial buildings, as well as artisan contractors for monoline general liability. Our commercial umbrella policy, introduced in 2002, provides additional liability coverage with limits of $1,000,000 to $5,000,000 to policyholders who insure their primary general liability exposure with our Insurance Subsidiaries through a businessowners, commercial package or commercial general liability policy. We also have a small number of commercial umbrella policies with a limit over $5 million. As of December 31, 2007 approximately 7,300 monoline commercial general liability policies were in force. We also write monoline personal liability policies as an addition to our dwelling fire policies and currently have approximately 1,100 comprehensive personal liability policies in force.

Workers’ Compensation

We introduced our workers’ compensation product in 1995. Our underwriting focus is on businesses such as restaurants, retail stores, offices and service risks that generally have a lower potential for severe injuries to workers from exposure to dangerous machines, elevated worksites and occupational diseases. For workers’ compensation policies, we use full administered rates provided by the New York Compensation Insurance Rating Board, the Rating and Inspection Bureau of New Jersey, the Workers’ Compensation Rating Bureau of Massachusetts and the National Council on Compensation Insurance, Inc. (“NCCI”) in developing our pricing. In New Jersey and Massachusetts we also offer premium credits based on scheduled criteria. As of December 31, 2007, we had approximately 10,800 workers’ compensation policies in force.

Commercial Automobile

We commenced writing commercial automobile business in 1998. Our commercial automobile product focuses on non-fleet and fleet business such as contractor and wholesale food delivery vehicles. We underwrite primarily medium and lightweight trucks (under 30,000 lbs. gross vehicular weight). Historically unprofitable accounts for this segment of the insurance industry such as livery, trucking for hire or long-haul trucking operations are presently excluded under our underwriting guidelines. As of December 31, 2007, approximately 7,600 commercial automobile policies were in force.

Personal Automobile

Our personal automobile product primarily focuses on the state of Maine, which was part of the Preserver acquisition. As of December 31, 2007, approximately 13,500 personal automobile policies were in force.

Homeowners

Our homeowners policy is a multiple-peril policy providing property and liability coverage for one and two-family owner-occupied residences. While we are expanding our marketing territories throughout New York State, the homes we currently insure are located predominantly in the greater New York City area. In the first quarter of 2006 we started writing homeowners business in New Jersey, and we added homeowners business in Massachusetts in December 2006. We market both a standard and preferred homeowners product. As of December 31, 2007, approximately 70,600 homeowners policies were in force.

Fire and Allied Lines

Our fire and allied lines policies consist of dwelling policies and monoline commercial property policies. Our dwelling product targets owner-occupied dwellings of no more than two families. The dwelling policy provides optional coverage for personal property and can be combined with an endorsement for liability insurance. This provides an alternative to the homeowners policy for the personal lines customer. As of December 31, 2007, we had approximately 17,000 dwelling policies in force. We also write monoline commercial property policies for insureds that do not meet our underwriting criteria for the liability portion of our commercial package policies. The classes of business are the same as those utilized for commercial package property risks.

Reinsurance Segment Product

In 2007, TRM produced approximately $728,000 of business through State National Insurance Company, Inc. (“State National”) and TICNY directly reinsured that business. In 2008, TICNY plans to reinsure on a quota share basis, traditional and specialty program business written by CPIC.

In prior years, TICNY reinsured the business TRM produced through Virginia Surety Company Inc. and State National.

Insurance Services Segment Products and Services

In our insurance services segment, we reflect administration service revenue received from CastlePoint for services provided by TICNY in addition to fees generated from services provided by TRM. TRM, as a managing general agency, generates commission income by producing premiums on behalf of its issuing companies, primarily CPIC in 2007, and generates fees by providing claims administration and reinsurance intermediary services. TRM does not assume any risk on business it produces. In 2007 and 2006, reinsurance on TRM business, other than the business written by CPIC, was 100% reinsured by TICNY. Through its issuing companies, TRM produces homeowners, workers’ compensation, commercial package, monoline general liability, monoline property, commercial automobile and commercial umbrella products. As of December 31, 2007, policies in force for TRM premium produced were approximately 30,900, of which 30,600 were produced on behalf of CastlePoint.

Managing General Agency

TRM provides non-risk bearing managing general agency, reinsurance intermediary and claims administration services that generate commission and fee income for us. TRM also provides us with additional market capability to produce business in other states, product lines and pricing tiers that our Insurance Subsidiaries cannot currently access. TRM has historically produced this business on behalf of its issuing companies, which had higher ratings, greater financial resources and more licenses than TICNY did at that time. In 2007, TRM continued to produce business on behalf of State National on a limited basis, primarily to retain business in states where the Insurance Subsidiaries were not yet licensed. State National is rated A (Excellent) by A.M. Best Company and is licensed in all 50 states and the District of Columbia. TRM now also produces business on behalf of CPIC which is licensed in New York and New Jersey. CPIC is rated A- (Excellent) by A.M. Best Company. As part of our strategic relationship with CastlePoint, TRM entered into a management agreement with CPIC effective July 1, 2007, to produce and manage brokerage business on behalf of CPIC.

TRM provides underwriting, claims administration and reinsurance intermediary services to its issuing companies by utilizing TICNY’s staff, facilities and insurance knowledge and skills. TRM arranges for all the business it produces for its issuing companies to be ceded to reinsurers, except for business produced for CPIC. TRM earns a commission, equal to a specified percentage of ceded net premiums written, which is deducted from the premiums paid to the issuing insurance companies. TRM’s commission rate varies from year to year depending on the loss experience of the business produced by TRM. The commission rate was 31.7% and 20.9% in 2007 and 2006, respectively. In 2006, TRM commission rate was reduced as a result of a 7.9% fronting fee to its issuing carriers and increased costs for boards, bureaus and taxes. TRM also performs claims administration services on behalf of other insurance companies, including companies for which TRM produced business in the past, but for which it may no longer act as an underwriting agent.

Pursuant to the management agreement with CPIC, TRM produced $83.7 million of premium and earned $26.8 million in management fees from CPIC in 2007. TRM receives a provisional management fee equal to 34.0% of the subject premium of the business produced by TRM. The amount of the fee is adjusted between 31.0% and 36.0% based on the loss ratio of the business produced.

TRM’s business is primarily sourced through wholesale and retail brokers. See “Business—Product Development and Marketing Strategy—Distribution” for further detail on our producers.

TRM Claims Service

TRM’s claims service division provides complete claims adjusting and litigation management service for all commercial and personal property and casualty lines of business to TRM’s issuing insurance companies, reinsurers and self-insureds. TRM presently bills its claims administration cost as a value added service to its issuing companies and is paid by the issuing companies for the amounts billed. The fees earned by TRM help offset the total expenses incurred by TICNY’s claims staff and allow TICNY to maintain a larger claims infrastructure than it would otherwise be able to support with its own premium base. The amount of claims administration fees reimbursed by the issuing companies was $2.3 million, $3.2 million and $4.3 million in 2007, 2006 and 2005, respectively.

TRM Reinsurance Intermediary Services

TRM’s reinsurance intermediary services division provides reinsurance intermediary services to TICNY and to TRM’s issuing companies. Its revenue is derived from a fee sharing agreement with one outside reinsurance intermediary on the premium ceded to various reinsurers that reinsure the Insurance Subsidiaries. Its revenue for performing these services was $0.8 million, $0.6 million and $0.7 million in 2007, 2006 and 2005, respectively.

Other Administration Revenue

TICNY provides administrative services to CastlePoint and is reimbursed for the cost of services provided pursuant to the Service and Expense Sharing Agreement between TICNY and CastlePoint. Its revenue for performing these services was $1.4 million and $0.7 million in 2007 and 2006, respectively. See “Business—Strategic Relationship and Agreements with CastlePoint.”

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

When we first began operations in 1990, our producers confirmed the need for us to underwrite small commercial risks, such as apartment buildings, restaurants and retail stores in urban areas such as New York City that other insurance companies avoided due to a perceived lack of underwriting profitability. In response to this need, we developed commercial package policies that provided limited property and liability coverage customized to meet the needs of this nonstandard market segment, as well as underwriting and claims approaches that enabled us to achieve underwriting profitability. Since then, we have continued to develop other commercial lines products such as businessowners, workers’ compensation and commercial automobile policies, and introduced personal lines products such as homeowners and dwelling policies, to respond to the needs of our customers in other nonstandard segments as well as customers in the preferred and standard market segments where we generally offer lower rates and broader coverage for risks that we perceive to have more desirable underwriting characteristics.

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

We also have historically targeted risks located in urban areas such as New York City that require special underwriting expertise and have generally been avoided by other insurance companies. We have had success targeting markets in geographical areas outside of New York City by focusing on classes of business such as residential real estate buildings that other companies have avoided. In 2006 we began to expand territorially into New Jersey, Pennsylvania, Massachusetts and other New England states. This geographic expansion was accelerated with our acquisition of Preserver which gave us greater penetration throughout the Northeast. We have also begun to expand outside the Northeast through the appointment of a select group of wholesale agents. Concentrating on states with significant volumes of E&S lines business, we filed for non-admitted status in Florida and Texas. In the second quarter of 2007, we appointed 8 brokers or general agents in these states. The E&S platform provides greater flexibility and freedom from required filing and related regulatory issues. This program focused on classifications and risk size that mirrored our historical business segments in the Northeast. During the fourth quarter of 2007, we began identifying general agents in California to develop a parallel program.

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

We have also expanded our product offering to various lines of business within the preferred, standard, and non-standard and E&S pricing segments. Within the preferred, standard, non-standard and E&S market segments, we have developed different pricing, coverage and underwriting guidelines. For example, the pricing for the preferred risk segment is generally the lowest, followed by the standard, non-standard and E&S segments. The underwriting guidelines are correspondingly stricter for preferred risks in order to justify the lower premium rates charged for these risks. Underwriting standards become progressively less restrictive for standard, non-standard and E&S risks. We currently write most of our insurance policies in the preferred, standard and non-standard market segments on an “admitted basis.” We generally distribute policies for risks with preferred and standard underwriting characteristics through our retail distribution system and policies for risks with non-standard underwriting characteristics through our wholesale distribution system. We offer our products in the E&S market through TICNY on a non-admitted basis in Florida and Texas. We are also forming a separate surplus lines company to target markets in other states. See “Business—Competitive Strength and Strategies” for a discussion of our E&S strategy.

In addition to segmenting our products by industry, location and pricing tiers, we further classify our products into the following premium size segments: under $25,000 (small), $25,000 to $150,000 (medium) and over $150,000 (large). We have historically had more success in the small premium size segment due to our focus on reducing our underwriting expenses by realizing economies of scale, utilizing technology and developing efficient business processes. We believe that due to the lack of flexibility in the underwriting of small policies, other insurance companies have not been able to price competitively in the underserved segment. Our expense advantage has allowed us to maintain adequate rates through industry cycles. With softening market conditions continuing through 2008, we expect this segment to maintain relatively adequate pricing.

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

Distribution

We generate business through independent wholesale and retail agents and brokers, whom we refer to collectively as producers. These producers sell policies for us as well as for other insurance companies. In addition, we have agreements with general agencies that provide full service binding authority programs. We had 931 producers and general agents appointed to generate business in 2007.

As of December 31, 2007, approximately 76% of the 2007 gross premiums written and produced by TRM on behalf of its issuing companies, were produced by our top 172 producers representing 18% of our active agents, brokers and general agencies. These producers have annual written premiums of $550,000 or more. As we build a broader territorial base, the number of producers with significant premium volume with Tower is increasing. In 2006, producers with premium volume of $500,000 or more numbered 121 and contributed 77% of gross premiums written.

We have a broad, diverse distribution system and approximately half of our business is generated by retailers and half by wholesalers and general agencies. Our largest producers in 2007 were Morstan General Agency and Northeast Agencies. In the year ended December 31, 2007, these producers accounted for 11% and 7%, respectively, of the total of our gross premiums written and produced. No other producer was responsible for more than 5% of our gross premiums written.

We carefully select our producers by evaluating several factors such as their need for our products, premium production potential, and loss history with other insurance companies that they represent, product and market knowledge and the size of the agency. We generally appoint producers with a total annual premium volume greater than $10,000,000. We expect a new producer to be able to produce at least $500,000 in annual premiums for us during the first year and $1 million in annual premiums after three years. Commissions paid to producers in 2007 and 2006 averaged 16.7% and 16.1% of gross premiums earned, respectively. Our commission schedules are 1 to 1.5 points higher for wholesalers as compared to retailers in recognition of the additional duties that wholesalers perform. Also, we have a profit sharing plan that added approximately 1/2 of 1 percent to overall commission rates in 2007, 2006 and 2005.

We have increased marketing and business development efforts aimed at increasing premium volume throughout the Northeast and selected other states including Florida, Texas and California. With the acquisition of additional state licenses and approval of our product filings, we have broadened our agency relationships and marketing capabilities. The Preserver transaction accelerated our Northeast expansion plans by adding new agency relationships and corresponding premium volume in New Jersey, Maine, New York, New Hampshire, Massachusetts, Vermont and Rhode Island.

To ensure that we obtain profitable business from our producers, we attempt to position ourselves as our producers’ primary provider within the product segments that we offer. We manage the results of our producers through a monthly review to monitor premium volume and profitability. We have access to online premium and loss ratio reports on a producer basis. Annually, we estimate each producer’s profitability using actuarial techniques. We continuously monitor the performance of our producers by assessing leading indicators and metrics that signal the need for corrective action. Corrective action may include increased frequency of producer meetings and more detailed business planning. If loss ratio issues arise, we will increase the monitoring of individual risk profiles and consider reduction of binding authority. Review and enforcement of the agency agreement requirements can be used to address inadequate adherence to administrative duties and responsibilities. Noncompliance could lead to reduction of authority and potential termination.

Underwriting

The underwriting strategy for controlling our loss ratio is to seek diversification in our products and an appropriate business mix for any given year, emphasizing profitable lines of business and de-emphasizing unprofitable lines. At the beginning of each year, we establish target loss ratios for each line of business which we monitor throughout the year on a monthly basis. If any line of business fails to meet its target loss ratio, a cross-functional team comprised of personnel from line underwriting, corporate underwriting, actuarial, claims and loss control departments meet to develop a corrective action plans that may involve revising underwriting guidelines, non-renewing unprofitable segments or entire lines of business and/or rate increases.

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

Underwriting guidelines are established for all the products that we underwrite to ensure a uniform approach to risk selection, pricing and risk evaluation among our underwriters and to achieve underwriting profitability. Our underwriting process involves securing an adequate level of underwriting information from our producers, inspections and surveys and identifying and evaluating risk exposures and then pricing the risks we choose to accept. For certain approved classes of commercial risks and most personal lines policies, we allow our producers to initially bind these risks utilizing rating criteria that we provide to them. Also, our web-based platforms WebPlus and Preserver Online provide our producers with the capability to submit and receive quotes over the Internet and contain our risk selection and pricing logic, thereby enabling us to streamline our initial submission and screening process. If the individual risk does not meet the initial submission and screening parameters contained within WebPlus or Preserver Online, the risk is automatically referred to our assigned underwriter for specific offline review. See “Business—Technology.”

Once a risk is bound by our underwriter or producer, our internal or outside loss control representatives conduct physical inspections of the insured premises to validate the information provided by our producers and provide a loss control report to our underwriters to make a final evaluation of the risk. With the exception of a few typically low risk classes of business such as offices, all of the new risks that are bound are physically inspected or subject to a telephone survey, generally within 60 days from the effective date of the policy, and generally reviewed by underwriting within that 60 day period. If the inspection reveals that the risk insured under the policy does not meet our established underwriting guidelines, the policy is typically cancelled within the first 60 days from its effective date. If the inspection reveals that the risk meets our established underwriting guidelines but the policy was bound with incorrect rating information, the policy is amended through an endorsement based upon the correct information. We supplement the inspection by using online data sources to further evaluate the building value, claim experience, financial history and catastrophe exposures of the insured. In addition, we specifically tailor coverage to match the insured’s exposure and premium requirements. We complete internal file reviews and audits on a monthly, quarterly and annual basis to confirm that underwriting standards and pricing programs are being consistently followed. Our property risks are generally comprised of residential buildings, retail stores and restaurants covered under policies with low building and content limits. We carefully underwrite potential catastrophe exposures to terrorism losses. Our underwriting guidelines are designed to avoid properties designated as, or in close proximity to, high profile or target risks, individual buildings over 25 stories and any site within 500 feet of major transportation centers, bridges, tunnels and other governmental or institutional buildings. In addition, we monitor the concentration of employees insured under our workers’ compensation policies and avoid writing risks with more than 50 employees in any one building. Please see “Risk Factors-Risks Related to Our Business.” We may face substantial exposure to losses from terrorism and we are currently required by law to offer coverage against such losses.

We underwrite our products through five underwriting teams that are each headed by an underwriting manager having an average of approximately 26 years of industry experience in the property and casualty industry. We have the following five business units: small commercial, middle market, large lines, commercial auto and personal lines. These business units perform underwriting functions and are supported by professionals in the corporate underwriting, actuarial, operations, business development and loss control departments. The corporate underwriting department is responsible for managing and analyzing the profitability of our entire book of business, supporting line underwriting with technical assistance, developing underwriting guidelines, granting underwriting authority, training, developing new products and monitoring underwriting quality control through audits. The actuarial department is responsible for monitoring rate adequacy on all of our products and analyzing loss data on a monthly basis. The underwriting operations department is responsible for developing workflows, conducting operational audits and providing technical assistance to the underwriting teams. The loss control department conducts loss control inspections on nearly all new commercial and personal lines business written, utilizing in-house loss control representatives and outside vendors. The business development department works with the underwriting teams to manage relationships with our producers.

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

In 2007, New York enacted a law to reform the workers’ compensation system. This law included provisions which instituted a cap on certain benefits, implemented several medical discount programs, eliminated a special disability fund for new claims and imposed various administrative changes on the workers’ compensation system. As a result of this legislation, worker compensation rates in New York were decreased by approximately 16% on an overall basis in October 2007. The rate decrease for our core classes of business was approximately 25%. The legislation also required the rate decrease to take effect midterm on any policy with an effective date after October 1, 2007. We have taken steps to analyze our book of business and adjust our strategy and believe the impact in 2008 on our existing rate levels will be an overall rate reduction of 13%.

If a particular business line is not performing well, we may seek rate increases, which are subject to regulatory approval and market acceptance. Recently, we have been successful in achieving price increases. We increased premiums on our commercial renewals as measured against expiring premium by 0.3% in 2007 and by 3.3% in 2006. In personal lines, we increased premiums by 9.3% in 2007, and by 9.3% in 2006.

Beginning in the latter half of 2005 and continuing throughout 2006 and 2007 the rates for property and casualty insurance products began to moderate, and for certain products, rates began to decrease due to an increased level of competition. The softening in the personal lines market for both primary insurance and reinsurance was interrupted by the effects of hurricanes Katrina, Rita and Wilma on the insurance industry. We did not have any exposure to these hurricanes. However, these rate changes may still signal the start of a “soft market” cycle that could restrict or diminish our ability to obtain rate increases as in the recent past. We cannot predict with any certainty the direction the market will take during 2008 or thereafter.

Reinsurance

We purchase reinsurance to reduce our net liability on individual risks, to protect against possible catastrophes, to achieve a target ratio of net premiums written to policyholders’ surplus and to expand our underwriting capacity. Reinsurance coverage can be purchased on a facultative basis, where individual risks are reinsured, or on a treaty basis, where a class or type of business is reinsured. We purchase facultative reinsurance to provide limits in excess of the limits provided by our treaty reinsurance. Treaty reinsurance falls into three categories: quota share (also called pro rata), excess of loss and catastrophe treaty reinsurance. Under our quota share reinsurance contracts, we cede a predetermined percentage of each risk for a class of business to the reinsurer and recover the same percentage of losses and loss adjustment expenses on the business ceded. We pay the reinsurer the same percentage of the original premium, less a ceding commission. The ceding commission rate is based upon the ceded loss ratio on the ceded quota share premiums earned and in certain contracts is adjusted for loss experience under those contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Ceding commissions earned.” Under our excess of loss treaty reinsurance, we cede all or a portion of the liability in excess of a predetermined deductible or retention. We also purchase catastrophe reinsurance on an excess of loss basis to protect ourselves from an accumulation of net loss exposures from a catastrophic event or series of events such as terrorist acts, riots, windstorms, hailstorms, tornadoes, hurricanes, earthquakes, blizzards and freezing temperatures. We do not receive any commission for ceding business under excess of loss or catastrophe reinsurance agreements.

The type, cost and limits of reinsurance we purchase can vary from year to year based upon our desired retention levels and the availability of quality reinsurance at acceptable prices, terms and conditions. Our excess of loss reinsurance program was renewed on January 1, 2008 and our catastrophe reinsurance program was renewed July 1, 2007. During 2007, we also reinsured our business under three multi-year quota share agreements with CastlePoint Reinsurance. See “Business—Reinsurance—CastlePoint Reinsurance.”

In recent years, the reinsurance industry has undergone very dramatic changes. Soft market conditions created by years of inadequate pricing brought poor results, which were exacerbated by the events of September 11, 2001. As a result, market capacity was reduced significantly. Reinsurers exited lines of business, significantly raised rates and imposed much tighter terms and conditions, where coverage was offered, to limit or reduce their exposure to loss. The hurricanes that struck Florida and the Gulf coast in 2004 and 2005 contributed to this trend, particularly in regard to catastrophe reinsurance. These conditions abated somewhat during 2007.

In an effort to maintain quota share capacity for our business with favorable commission levels, prior to our agreements with CastlePoint Reinsurance, we accepted loss ratio caps in our reinsurance treaties. Loss ratio caps cut off the reinsurers liability for losses above a specified loss ratio. These provisions have been structured to provide reinsurers with some limit on the amount of potential loss being assumed, while maintaining the transfer of significant insurance risk with the possibility of a significant loss to the reinsurers. We believe our reinsurance arrangements qualify for reinsurance accounting in accordance with SFAS 113, “Accounting for Reinsurance Contracts”. The loss ratio caps for our quota share treaties were 95.0% in 2005, 95.0% in 2004, 92.0% in 2003 and 97.5% in 2002. The quota share agreements with CastlePoint Reinsurance, provide traditional reinsurance terms such as flat ceding commission or narrow sliding scale commission, and have no loss ratio caps.

Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. To protect our company from the possibility of a reinsurer becoming unable to fulfill its obligations under the reinsurance contracts, we attempt to select financially strong reinsurers with an A.M. Best Company rating of A- (Excellent) or better and continue to evaluate their financial condition and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies.

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

The following table summarizes our reinsurance exposures by reinsurer as of December 31, 2007:

						Funds Held ,	Amounts in
				Prepaid		Ceded Payable	Trust Accounts	Net
		Recoverable on		and Return		and Deferred	or Secured by	Exposure
($ in thousands)	A.M. Best	Paid		Reinsurance	Commissions	Ceding	Letters of	to
Reinsurer	Rating	Losses	Reserves	Premiums	Receivable	Commission	Credit	Reinsurer

Munich Reinsurance
America Inc.(1)	A+	$3,254	$19,979	$8	$—	$1,519	$—	$21,720
Employers Reinsurance Corp.	A−	(113)	18,082	135	—	(933)	—	19,037
CastlePoint Insurance
Company	A−	495	1,866	11,861	—	8,088	—	6,134
Platinum Underwriters
Reinsurance Co.	A	3	5,612	2,521	—	1,825	—	6,311
Hannover
Ruckversicherungs A.G	A	3	4,553	2,555	—	1,417	—	5,694
Hannover Reinsurance
(Ireland) Limited	A	820	16,744	—	3,852	16,328	4,964	5,088
New Jersey Unsatisfied
Claim & Judgment Fund	NR	1,869	1,571	—	—	(18)	—	3,458
Endurance Reinsurance
Corp of America	A	15	2,622	764	—	456	—	2,945
AXIS Reinsurance Company	A	15	1,460	1,682	—	704	—	2,454
General Reinsurance Corp	A++	0	1,829	809	—	265	—	2,373
Hartford Steam Boiler
Insp & Ins Co.	A++	114	486	1,271	—	1,406	—	464
NGM Insurance Co.	A	1	572	248	—	100	—	722
Trinity Universal
Insurance Company	A	—	436	—	—	(222)	—	658
QBE Reinsurance
Corporation	A	—	237	292	—	80	—	438
Lloyd’s Syndicates	A	—	—	745	—	407	—	431
ACE Prop & Cas Ins Co.	A+	—	—	—	—	(244)	—	244
SCOR Reinsurance Company	A−	31	204	—	—	36	—	199
Aspen Insurance UK Limited	A	—	—	102	—	(50)	—	153
Converium AG, Zurich	A−	—	—	107	—	61	—	152
Company (Bermuda)	A−	—	—	112	—	77	—	147
Tokio Millennium Re Ltd.	A+	2,330	26,111	(46)	—	22,619	5,907	—
CastlePoint Reinsurance Company, Ltd.	A−	9,285	87,068	100,535	—	45,992	186,992	—
Others		183	93	1,132	—	1,601	796	1,258

Total		$18,303	$189,524	$124,834	$3,852	$101,512	$198,659	$80,079

(1)	Formerly American Re-Insurance Company.

CastlePoint Reinsurance

In April 2006, we entered into the following quota share reinsurance agreements with CastlePoint Reinsurance:

•	Brokerage business quota share reinsurance agreement covering brokerage business historically written by Tower. Under this agreement we cede between 25% and 50% (with the percentage determined by us) of our brokerage business to CastlePoint Reinsurance and receive an initial ceding commission of 34%. Effective April 1, 2007, a sliding scale commission adjustment predicated on the ultimate net loss ratio was placed into effect for all new and renewal business ceded to CastlePoint. During the second quarter of 2007, CPIC also participated as a reinsurer under this treaty and was ceded 9% of the brokerage business;

•	Traditional program business quota share reinsurance agreement covering program business historically written by us. Under this agreement we cede 50% of our traditional program business to CastlePoint Reinsurance and share premium revenue and losses in proportion to the parties’ respective quota share participation. Expenses will be deemed to be approximately 30% of business ceded; and

•	Specialty program business and insurance risk-sharing business quota share reinsurance agreement covering business not historically written by us. Under this agreement we cede 85% of our net retention on specialty program business to CastlePoint Reinsurance and receive a ceding commission of 30%, subject to a minimum of 30% and a maximum of 36%.

In addition, CastlePoint Reinsurance participates as a reinsurer under certain layers of our existing property and casualty excess of loss reinsurance program.

The following chart is a summary of the percentage of business being ceded by us under the quota share reinsurance agreements with CastlePoint Reinsurance:

Quota Share	Quota Share		Range of	Provisional Ceding
Reinsurance Agreement	Cession (%)		Cession(%)	Commission

Brokerage business	40 - 49	(1)	25 to 50	34% until April 1, 2007, subject to a minimum of 31% and a maximum of 36% thereafter
Traditional program business	50		50 to 75	Shared, based upon quota share participation and is estimated to be approximately 30%
Specialty program business and insurance risk-sharing business	85		75 to 85	30%, subject to a minimum of 30% and a maximum of 36%

(1)	We ceded 49% of our brokerage business during the first half of 2007 and 40% in the second half of 2007. CPIC reinsured 9% of the brokerage business in the second quarter of 2007 with CastlePoint Reinsurance reinsuring 49% in the first quarter of 2007 and 40% of the brokerage business for the rest of the year.

We ceded $209.6 million and $153.2 million of direct premium written and received commissions of $72.6 million and $52.1 million under the brokerage business reinsurance agreement in 2007 and 2006, respectively. We ceded $11.4 million and $2.0 million of direct written premium and received commissions of $3.4 million and $0.6 million under the traditional and specialty program business reinsurance agreement in 2007 and 2006, respectively.

Effective April 1, 2007, under the brokerage quota share reinsurance agreement, CastlePoint agreed to pay 30% of our property catastrophe reinsurance premiums and 30% of our net retained catastrophe losses.

The quota share reinsurance agreements have a term of four years (as extended by mutual agreement from the initial term of three years), subject to regulatory approval and certain early termination rights of the parties. Further, we and CastlePoint have modified the program management agreements to provide that they can be terminated by any party upon 60 days’ notice. We and CastlePoint have also agreed that neither of us will cause or permit our respective subsidiaries to exercise such annual termination right in the quota share reinsurance agreements or the 60 days’ notice termination right in the program management agreements. This agreement not to exercise the annual termination right or 60 days’ notice termination right does not affect the other early termination provisions.

We have entered into two aggregate excess of loss reinsurance agreements for the brokerage business with CastlePoint effective October 1, 2007. The purpose of the two aggregate excess of loss reinsurance agreements is to equalize the loss ratios for the brokerage business written by CPIC and us. Under the first agreement, TICNY will reinsure approximately 85% (which percentage will be adjusted to equal Tower’s actual percentage of the total brokerage business written by the Company and CPIC) of CPIC’s brokerage business losses above a loss ratio of 52.5%. Under the second agreement, CPIC will reinsure approximately 15% (which percentage will be adjusted to equal CastlePoint’s actual percentage of the total brokerage business written by Tower and CPIC) of Tower’s brokerage business losses above a loss ratio 52.5%. The Company paid $0.8 million to CPIC for reinsurance brokerage business written by the Company and received $0.8 million from CPIC for business assumed which was produced by TRM as part of the brokerage business pool.

2008 Reinsurance Program

The 2008 Excess of Loss Reinsurance Program was placed with Platinum Underwriters Reinsurance, Inc., rated A (Excellent) by A.M. Best Company, QBE Reinsurance Corporation, rated A (Excellent) by A.M. Best Company, syndicates from Lloyd’s of London, rated A (Excellent) by A.M. Best Company, Hannover Rueckversicherungs AG, rated A (Excellent) by A.M. Best Company, Korean Reinsurance Company, rated A- (Excellent) by A.M. Best Company, Aspen Insurance UK Limited, rated A (Excellent) by A.M. Best Company and CastlePoint Reinsurance Company, Ltd., rated A- (Excellent) by A.M. Best Company. This coverage was placed at similar pricing, terms and conditions as those expiring. We significantly increased the amount of workers’ compensation reinsurance coverage purchased at January 1, 2008.

The July 1, 2007 Property Catastrophe Program is expected to be renewed on July 1, 2008. Subject to acceptable prices, terms and conditions, we anticipate pursuing coverage that will continue our recent trend of increasing the amount of catastrophe reinsurance we purchase, both in absolute dollars and in relation to the amount of projected losses estimated by computer models using our existing and forecast policy information.

2006 and 2007 Reinsurance Programs

Umbrella Quota Share Reinsurance.  The Umbrella Quota Share Reinsurance Treaty reinsures against umbrella losses up to $5.0 million per occurrence. We cede 95% of premiums written and retain the remaining 5%. The provisional ceding commission under this treaty is 30% of ceded premium written. Of the premium ceded, Platinum Underwriters Reinsurance, Inc., rated A (Excellent) by A.M. Best Company, reinsures 40%, Hannover Rueckversicherungs AG, rated A (Excellent) by A.M. Best Company, reinsures 40% and AXIS Reinsurance Company, rated A (Excellent) by A.M. Best Company reinsures 20%. The Umbrella Quota Share Reinsurance Treaty was renewed on January 1, 2008, with a flat 30% ceding commission. Of the premiums ceded, Hannover Rueckversicherungs AG, reinsures 30%, Platinum Underwriters Reinsurance, Inc., reinsures 12%, AXIS Reinsurance Company, reinsures 20% and CastlePoint Reinsurance Company, Ltd., reinsures 38%.

Excess of Loss Reinsurance The 2007 Excess of Loss Reinsurance Program was placed with Platinum Underwriters Reinsurance, Inc., QBE Reinsurance Corporation, syndicates from Lloyd’s of London, Hannover Rueckversicherungs AG, Aspen Insurance UK Limited, ACE European Group Ltd., rated A+ (Superior) by A.M. Best Company and CastlePoint Reinsurance Company, Ltd. The Excess of Loss Reinsurance Program was renewed on January 1, 2008, on terms similar to the 2007 program, and with the addition of an additional Workers’ Compensation Excess of Loss layer. The 2008 Excess of Loss Reinsurance Program was placed with Platinum Underwriters Reinsurance, Inc., QBE Reinsurance Corporation, syndicates from Lloyd’s of London, Hannover Rueckversicherungs AG, Korean Reinsurance Company, Aspen Insurance UK Limited, and CastlePoint Reinsurance Company, Ltd.

W.H. Greene Umbrella Quota Share and Excess Reinsurance.  Effective December 1, 2005, we entered into a quota share agreement to reinsure against umbrella losses up to $5 million per occurrence on a book of commercial umbrella business produced by a third party managing general agent, W.H. Greene. Under the terms of the treaty we ceded 80% of premium written and retained the remaining 20%. The flat ceding commission under this treaty was 29% of ceded premium written. Of the premium ceded, Endurance Reinsurance Corporation of America, rated A (Excellent) by A.M. Best Company, reinsured 50%, AXIS Reinsurance Company, rated A (Excellent) by A.M. Best Company, reinsured 20% and NGM Insurance Company, rated A (Excellent) by A.M. Best Company, reinsured 10%. Effective May 1, 2006, we entered into an excess of loss reinsurance agreement to cover losses in excess of $5 million up to $10 million per occurrence on the same book of commercial umbrella business. Under the terms of the agreement, we ceded 75% of premium written and retained the remaining 25%. The flat ceding commission under this agreement was 29% of ceded written premium. Of the premium ceded, Endurance Reinsurance Corporation of America, reinsured 30%, AXIS Reinsurance Company, reinsured 40% and NGM Insurance Company, reinsured 5%. Both agreements were renewed on December 1, 2006, with the same A rated reinsurers, at similar terms except that our retention under the excess of loss reinsurance agreement has been reduced from 25% to 20% and the provisional ceding commission was reduced from 29% to 28% of ceded premium written. Both agreements were renewed on December 1, 2007, with the same A rated reinsurer, at similar terms and conditions.

Terrorism Reinsurance

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

On December 17, 2005, Congress passed a two-year extension of TRIA though December 31, 2007 with the passage of the Terrorism Risk Insurance Extension Act (“TRIEA”). Under the terms of TRIEA, the minimum size of the triggering event increased and Tower’s deductible increased. Under TRIEA, federal assistance for insured terrorism losses has been reduced as compared to the assistance previously available under TRIA. As a consequence of these changes, potential losses from a terrorist attack could be substantially larger than previously expected.

On December 26, 2007, the President signed the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “2007 Act”) that extends TRIA for seven years through December 31, 2014. The 2007 Act maintains the same triggering event size of $100 million, company deductible of 20%, industry retention of $27.5 billion, federal share of 85% and program aggregate insured loss limit of $100 billion put in place by TRIEA. The 2007 Act extends coverage to domestic terrorism and requires additional notice to policyholders regarding the $100 billion program limit.

Investments

We derive investment income from our invested assets. We invest our insurance companies’ statutory surplus and funds to support their loss and loss adjustment expense reserves and unearned premium reserves. Our investment income increased significantly beginning in the fourth quarter of 2004 as TICNY’s invested assets increased due to increased net premiums written and surplus as well as the contribution of a portion of the IPO proceeds and also increased as a result of the $89.4 million follow-on offering and the subsequent acquisition of Preserver in 2007.

Our primary investment objectives are to preserve capital and maximize after-tax investment income. Our strategy is to purchase debt securities in sectors that represent the most attractive relative value and to maintain a moderate equity exposure. As of December 31, 2007, fixed maturity securities represented approximately 98% of the fair market value of our investment portfolio and equity securities represented approximately 2%. Historically, we have emphasized liquidity to meet our claims obligations and debt service and to support our obligation to remit ceded premium (less ceding commission and claims payments) to our quota share reinsurers on a quarterly basis. Accordingly we have traditionally maintained between 8% and 10% of our portfolio in cash and cash equivalents. As of December 31, 2007, cash and cash equivalents represented approximately 11.2% of the total of fair market value of our investment portfolio and cash and cash equivalents.

Our investments are managed by an outside asset management company, Hyperion Brookfield Asset Management, Inc. (“Hyperion”), a New York based investment management firm. As the lead manager, Hyperion has authority and discretion to buy and sell securities for us, subject to guidelines established by our Board of Directors. We may terminate our agreement with Hyperion upon 30 days’ notice. In the fourth quarter of 2007 we hired Standish Mellon Asset Management Company LLC (“Standish Mellon”), and they will have the authority and discretion to buy and sell tax-exempt municipal securities for us, subject to guidelines established by our Board of Directors. Our investment policy is conservative, as approximately 90% of the fixed income portion of our investment portfolio is investment grade as of December 31, 2007. The current equity target is less than 10% of the investment portfolio. The maximum allocation to equities, which results from market appreciation, is 20% of the investment portfolio. We monitor our investment results on a monthly basis to review the performance of our investments, determine whether any investments have been impaired and monitor market conditions for investments that would warrant any revision to our investment guidelines. Hyperion and Standish Mellon also provide us with a comprehensive quarterly report providing detailed information on our investment results as well as prevailing market conditions. Our investment results are also reviewed quarterly by the Board of Directors.

Our investment income was $36.7 million in 2007, compared to $23.0 million in 2006. In 2007, invested assets increased as a result of $75.9 million of net cash flow from operations and an increase in the investment yield. In 2007, we sold a closed-end security fund which was invested in asset-backed and mortgage-backed securities, including sub-prime securities, and also recorded as other-than-temporarily impaired (“OTTI”) certain holdings in our equity portfolio and fixed maturity portfolio of $5.2 million and $4.9 million, respectively. These actions caused the percentage of equity securities at fair value to decline from 10.6% of the total investment portfolio at December 31, 2006 to 2.0% at December 31, 2007.

The following table shows the market values of various categories of invested assets, the percentage of the total market value of our invested assets represented by each category and the book yield based on market value of each type as of the dates and for the periods indicated:

	As of and for the year ended December 31,

	2007			2006

	Market	Percent of		Market	Percent of
($ in thousands)	Value	Total	Yield	Value	Total	Yield

Category
U.S. Treasury securities	$26,663	4.3%	4.27%	$14,459	3.1%	4.49%
U.S. Agency securities	19,871	3.2%	5.11%	30,674	6.6%	4.96%
Municipal bonds	156,361	25.3%	3.68%	100,575	21.7%	3.68%
Corporate and other bonds	198,739	32.1%	5.72%	122,685	26.4%	5.35%
Commercial mortgage-backed securities	44,560	7.2%	5.88%	19,283	4.2%	5.68%
Residential mortgage-backed securities	139,867	22.6%	6.19%	109,974	23.7%	6.25%
Asset-backed securities	20,427	3.3%	5.80%	16,917	3.6%	5.46%
Preferred stocks	3,702	0.6%	6.85%	5,672	1.2%	6.34%
Common stocks	8,878	1.4%		43,781	9.4%

*	Residential mortgage-backed securities include agency and non-agency backed securities with fair values of $99.9 million and $40.0 million respectively, as of December 31, 2007.

For 2007, the principal change in allocations was an increase to municipal bonds, mortgage-backed securities and corporate bonds and a reduction in common stocks. In December 2007, we sold common shares of a closed-end management investment company that invested predominantly in asset-backed securities and mortgage-backed securities. The new fixed maturity investments, purchased in 2007, offered us favorable yields while maintaining fundamental credit quality. At December 31, 2007, the average credit quality of our fixed income investments was AA and the duration was 4.1 years.

In 2006, the principal change in allocations was an increase to common stocks, mortgage-backed securities and corporate bonds. During 2006 we allocated a portion of the investment portfolio to higher yielding investments in equity securities. These equity securities included common shares of a closed-end management investment company investing predominantly in asset-backed securities and mortgage-backed securities. During 2006 we used approximately $134.0 million of new cash flow from operations to purchase mortgage-backed securities, corporate bonds and equity securities. At December 31, 2006 the average credit quality of our fixed income investments was AA and the duration was 3.67 years.

The following table shows the composition of our fixed maturity portfolio by remaining time to maturity at December 31, 2007 and December 31, 2006. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date.

	December 31,

	2007		2006

		Percentage		Percentage
		of Fair		of Fair
	Fair Market	Market	Fair Market	Market
($ in thousands)	Value	Value	Value	Value

Remaining Time to Maturity
Less than one year	$12,690	2.1%	$12,525	1.8%
One to five years	117,812	19.4%	119,778	32.8%
Five to ten years	187,891	31.0%	122,853	30.3%
More than 10 years	83,242	13.7%	13,237	4.0%
Mortgage-backed securities	204,853	33.8%	146,174	31.2%

Total	$606,488	100.0%	$414,567	100.0%

The average credit rating of our fixed maturity portfolio, using ratings assigned to securities by Standard and Poor’s, was AA at December 31, 2007 and AA at December 31, 2006. The following table shows the ratings distribution of our fixed income portfolio as of the end of each of the past two years.

	December 31,

	2007		2006

		Percentage		Percentage
		of Fair		of Fair
	Fair Market	Market	Fair Market	Market
($ in thousands)	Value	Value	Value	Value

Rating
U.S. Treasury securities	$26,663	4.4%	$14,459	3.5%
AAA	286,528	47.2%	214,934	51.8%
AA	72,276	11.9%	46,843	11.3%
A	80,426	13.3%	68,135	16.4%
BBB	77,768	12.8%	44,675	10.8%
Below BBB	62,827	10.4%	25,521	6.2%

Total	$606,488	100.0%	$414,567	100.0%

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

Fixed-maturity securities and equity securities are reported at their estimated fair values based on quoted market prices or a recognized pricing service. Changes in unrealized gains and losses on these securities are reported as a separate component of comprehensive net income, and accumulated unrealized gains and losses, net of tax effects, are reported as a separate component of accumulated other comprehensive income in stockholders’ equity. During the third quarter of 2006, we reclassified our entire balance of equity securities at cost to equity securities at fair value in compliance with GAAP for insurance companies. Realized gains and losses are charged or credited to income in the period in which they are realized and are determined on the specific identification method.

On November 3, 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as OTTI. The guidance in this FSP applies to reporting periods beginning after December 15, 2005.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of December 31, 2007, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments in accordance with the provisions of this FSP. We recorded an OTTI charge of $5.2 million for equity securities, $4.4 million for residential mortgage-backed securities and $0.5 million for corporate and other bonds for 2007 and did not hold any other investments that we considered OTTI as of December 31, 2007. Cumulative net unrealized losses on our fixed maturity portfolio were $10.3 million and $2.1 million for 2007 and 2006, respectively.

The aggregate fair market value of our invested assets excluding cash and cash equivalents as of December 31, 2007 was $619.1 million. As of that date, our fixed maturity securities had a fair market value of $606.5 million and amortized cost of $616.8 million. Equity securities, available for sale, at fair value were $12.6 million as of December 31, 2007 with a cost of $14.4 million.

The following table provides a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of December 31, 2007 and December 31, 2006.

	December 31,

	2007			2006

	Cost or		Unrealized	Cost or		Unrealized
	Amortized	Aggregate	Gains/	Amortized	Aggregate	Gains/
($ in thousands)	Cost	Fair Value	(Losses)	Cost	Fair Value	(Losses)

Category
U.S. Treasury securities	$25,837	$26,663	$826	$14,594	$14,459	$(135)
U.S. Agency securities	19,709	19,871	162	30,699	30,674	(25)
Municipal bonds	155,296	156,361	1,065	100,943	100,575	(368)
Corporate and other bonds	201,501	198,739	(2,762)	122,868	122,685	(183)
Commercial mortgage-backed securities	49,475	44,560	(4,915)	19,186	19,283	97
Residential mortgage-backed securities	144,028	139,867	(4,161)	111,187	109,974	(1,213)
Asset-backed securities	20,911	20,427	(484)	17,165	16,917	(248)
Preferred stocks	5,551	3,702	(1,849)	5,627	5,672	45
Common stocks	8,878	8,878	—	42,344	43,781	1,437

	$631,186	$619,068	$(12,118)	$464,613	$464,020	$(593)

The following table presents information regarding our invested assets that were in an unrealized loss position at December 31, 2007 and 2006 by amount of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized	Aggregate	Unrealized
($ in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2007
Municipal bonds	$11,614	$(78)	$7,272	$(24)	$18,886	$(102)
Corporate and other bonds	77,262	(3,164)	24,631	(817)	101,893	(3,981)
Commercial mortgage-backed securities	24,146	(5,015)	8,325	(162)	32,471	(5,177)
Residential mortgage-backed securities	17,263	(2,511)	46,196	(2,733)	63,459	(5,244)
Asset-backed securities	2,898	(573)	—	—	2,898	(573)
Preferred stocks	3,702	(1,849)	—	—	3,702	(1,849)

	$136,885	$(13,190)	$86,424	$(3,736)	$223,309	$(16,926)

December 31, 2006
U.S. Government bonds	$10,620	$(31)	$17,952	$(269)	$28,572	$(300)
Municipal bonds	20,213	(94)	45,390	(613)	65,603	(707)
Corporate and other bonds	25,550	(237)	42,748	(1,052)	68,298	(1,289)
Commercial mortgage-backed securities	4,673	(34)	5,440	(100)	10,113	(134)
Residential mortgage-backed securities	23,996	(179)	56,395	(1,514)	80,391	(1,693)
Asset-backed securities	995	(3)	12,213	(234)	13,208	(237)
Common stocks	25,960	(275)	2,816	(463)	28,776	(738)

	$112,007	$(853)	$182,954	$(4,245)	$294,961	$(5,098)

Our investment results are summarized in the following table:

	Year ended December 31,

($ in thousands)	2007	2006	2005	2004	2003

Average invested assets(1)	$541,544	$410,597	$292,091	$141,869	$48,174
Net investment income(2)(3)	36,699	23,026	14,983	5,070	2,268
Net realized gains/(losses)(3)	(17,511)	12	122	13	493
Unrealized appreciation/ (depreciation)(3)(4)	(12,118)	(593)	(4,442)	961	1,280
Annualized return on average invested assets	1.3%	5.5%	3.7%	4.3%	8.4%

(1)	Average of amounts at beginning and end of each year.

(2)	Investment income, net of investment expenses.

(3)	Before income taxes.

(4)	Relates to available-for-sale fixed income and equity securities.

Loss and Loss Adjustment Expense Reserves

We maintain reserves for the payment of claims (incurred losses) and expenses related to adjusting those claims (loss adjustment expenses or LAE). Our loss reserves consist of case reserves, which are reserves for reported claims, and reserves for claims that have been incurred but have not yet been reported (sometimes referred to as IBNR). The amount of loss reserves for reported claims is based primarily upon a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss reserves for unreported claims and loss adjustment expense reserves are determined using historical information by line of business as adjusted to current conditions. Reserves for loss and LAE are intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims.

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

	Year Ended December 31,

($ in thousands)	2007	2006	2005

Balance at January 1	$302,541	$198,724	$128,722
Less reinsurance recoverables	(110,042)	(96,978)	(91,773)

	192,499	101,746	36,949
Preserver net reserves at date of acquisition	85,055	—	—
Incurred related to:
Current year	159,512	135,863	97,006
Prior years	(1,606)	(2,340)	(392)
PXRE commutation	—	1,602	—

Total incurred	157,906	135,125	96,614
Paid related to:
Current year	55,308	30,605	20,891
Prior years	68,496	13,767	10,926

Total paid	123,804	44,372	31,817

Net balance at end of year	311,656	192,499	101,746
Add reinsurance recoverables	189,527	110,042	96,978

Balance at December 31	$501,183	$302,541	$198,724

Our claims reserving practices are designed to set reserves that in the aggregate are adequate to pay all claims at their ultimate settlement value. Thus, our reserves are not discounted for inflation or other factors.

Loss Reserve Development

Shown below is the loss reserve development for business written each year from 1997 through 2007. The table portrays the changes in our loss and LAE reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on the basis of GAAP.

The first line of the table shows, for the years indicated, our net reserve liability including the reserve for incurred but not reported losses as originally estimated. For example, as of December 31, 2000 we estimated that $7,901,000 would be a sufficient reserve to settle all claims not already settled that had occurred prior to December 31, 2000 whether reported or unreported to us. The next section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. For example, with respect to the net losses and loss expense reserve of $7,901,000 as of December 31, 2000, by December 31, 2007 (seven years later) $8,983,000 had actually been paid in settlement of the claims.

The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, as reflected in that section of the table, the original reserve of $7,901,000 was re-estimated to be $12,670,000 at December 31, 2007. The increase from the original estimate is caused by a combination of factors, including: (1) reserves being settled for amounts different than originally estimated, (2) reserves being increased or decreased for claims remaining open as more information becomes known about those individual claims and (3) more or fewer claims being reported after December 31, 2000 than anticipated.

The “cumulative redundancy/ (deficiency)” represents, as of December 31, 2007, the difference between the latest re-estimated liability and the reserves as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For example, as of December 31, 2007 and based upon updated information, we re-estimated that the reserves which were established as of December 31, 2006 were $1,413,000 redundant.

The bottom part of the table shows the impact of reinsurance reconciling the net reserves shown in the upper portion of the table to gross reserves.

	Year ended December 31,

	1997	1998	1999	2000	2001(1)	2002(1)	2003(1)	2004(1)	2005(1)	2006	2007

Original Net Liability	$5,005	$6,184	$6,810	$7,901	$8,620	$15,476	$24,361	$36,949	$101,746	$192,499	$311,656
Cumulative payments as of:
One year later	1,428	2,377	2,560	3,376	2,879	4,103	7,467	10,926	13,748	49,482
Two years later	2,827	3,890	4,767	5,439	4,906	6,707	11,856	4,455	36,723
Three years later	4,045	5,439	6,153	6,953	6,376	9,090	2,872	16,811
Four years later	5,191	6,340	6,896	7,896	7,219	4,480	11,686
Five years later	5,895	6,714	7,249	8,285	6,691	8,875
Six years later	6,220	6,935	7,465	8,736	7,842
Seven years later	6,413	6,978	7,715	8,983
Eight years later	6,423	7,116	7,876
Nine years later	6,523	7,234
Ten years later	6,587
Net liability re-estimated as of:
One year later	5,954	6,842	7,493	9,702	11,521	15,551	24,163	36,557	101,008	191,086
Two years later	6,262	7,123	8,652	11,684	11,276	14,665	24,815	40,654	101,545
Three years later	6,428	7,871	9,516	11,458	10,494	16,461	29,034	48,276
Four years later	6,945	8,244	9,210	10,819	11,875	19,603	36,182
Five years later	7,169	7,963	8,955	11,944	13,293	25,057
Six years later	7,057	7,875	9,951	12,666	15,701
Seven years later	7,037	8,659	10,584	12,670
Eight years later	7,663	9,158	10,601
Nine years later	8,085	9,145
Ten years later	8,006
Cumulative net redundancy/ (deficiency)(2)(3)	(3,001)	(2,961)	(3,791)	(4,769)	(7,081)	(9,581)	(11,821)	(11,327)	201	1,413
PXRE Commutation	0	0	0	0	2,407	2,051	4,363	4,336	4,336	6,436
Cumulative net redundancy/	(3,001)	(2,961)	(3,791)	(4,769)	(4,674)	(7,530)	(7,458)	(6,991)	4,537	7,849
(deficiency) excluding PXRE
Net reserves	5,005	6,184	6,810	7,901	8,620	15,476	24,361	36,949	101,746	192,499	311,656
Ceded reserves	14,800	15,696	17,410	20,601	29,017	50,211	75,114	91,773	96,978	110,042	189,587
Gross reserves	19,805	21,880	24,220	28,502	37,637	65,687	99,475	128,722	198,724	302,541	501,243
Net re-estimated	8,006	9,145	10,601	12,670	15,701	25,057	36,182	48,276	101,545	191,086
Ceded re-estimated	20,121	25,668	32,275	37,588	44,852	58,793	80,138	95,320	94,150	108,257
Gross re-estimated	28,127	34,813	42,876	50,258	60,553	83,850	116,320	143,596	195,695	299,343

Cumulative gross redundancy/(deficiency)	$(8,322)	$(12,933)	$(18,656)	$(21,756)	$(22,916)	$(18,163)	$(16,845)	$(14,874)	$3,029	$3,198

(1)	The cumulative payments and the net liabilities are affected by the PXRE commutation. Normally the cumulative payments are expected to increase over time. The PXRE commutation had the effect of lowering the cumulative payments by $604 in 2001, $6,834 in 2002, and $10,104 in 2003, 2004, 2005 and 2006. When the PXRE contract was commuted, the Company received an amount that was approximately equal to the present value of the estimated future payments subject to the contact.

(2)	The net redundancies reflected in the above table for 2006 and 2007 resulted primarily from the following:

•	Reserve reductions in 2007 from workers’ compensation, commercial auto liability and property lines of business in accident years 2004, 2005 and 2006.
•	Reserve reductions in 2006 from workers’ compensation and property lines of business in accident years 2005 and 2006.

(3)	The net deficiencies reflected in the above table for years 2004 and prior resulted primarily from the following:

•	PXRE commutation impact of $2.4 million, $2.1 million, $4.4 million, and $4.4 million for 2001, 2002, 2003, and 2004, respectively.
•	Adverse development in liability lines for accident year 2002 during year 2006.

Analysis of Reserves

The following table shows our net outstanding case loss reserves and IBNR by line of business as of December 31, 2007:

	Outstanding
	Case Loss
($ in thousands)	Reserves	IBNR

Commercial Multiple Peril	$85,440	$73,218
Other Liability	27,615	28,584
Workers’ Compensation	16,815	12,495
Commercial Automobile	17,852	12,135
Homeowners	18,877	6,228
Fire and Allied Lines	3,558	831
Personal Automobile	5,871	2,137

All Lines	$176,028	$135,628

In 2007 we had favorable development in our net losses from prior accident years of $1.6 million.

We carefully monitor our gross, ceded and net loss reserves by segment and line of business to ensure that they are adequate, since a deficiency in reserves may result in or indicate inadequate pricing on our products and may impact our financial condition.

The paid development, incurred development, the Bornhuetter-Ferguson (B-F) method, and loss ratio projections are the predominant methodologies our actuaries utilize to project losses and corresponding reserves. Based upon these methods our actuaries determine a best estimate of the loss reserves. All of these methods are standard actuarial approaches and have been used consistently since 2003. The selected development factors within the paid and incurred development methods are derived from our data while the loss ratio method is used for the most recent accident year when there is high volatility in the development patterns. The B-F method combines the loss ratio method and the loss development method to determine loss reserves by adding an expected development (loss ratio times premium times percent unreported) to the case reserves.

The incurred method relies on historical development factors derived from changes in our incurred estimates of claims paid and case reserves over time. The paid method relies on our claim payment patterns and ultimate claim costs. The incurred method is sensitive to changes in case reserving practices over time. Thus, if case reserving practices change over time, the incurred method may produce significant variations in estimates of ultimate losses. The paid method relies on actual claim payments and therefore is not sensitive to changes in case reserve estimates.

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

	Range of Reserve Estimates

($ in thousands)	High	Low	Carried

Commercial Multiple Peril	$167,772	$152,592	$158,657
Other Liability	60,569	50,494	56,199
Workers’ Compensation	31,755	28,231	29,310
Commercial Auto	34,095	26,526	29,988
Homeowners	25,296	23,566	25,105
Fire and Allied Lines	4,410	4,326	4,389
Personal Auto	9,359	6,870	8,008

All Lines	$333,256	$292,605	$311,656

The resulting range derived from our sensitivity analysis would have increased net reserves by $21.6 million and or decreased net reserves by $19.1 million.

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

Due to the reserve strengthening in 2002 and close monitoring and analysis of reserves, we believe our loss reserves are adequate. This is reflected by the loss development as of December 31, 2007 showing an improved cumulative redundancy/(deficiency) since 2003. However, there are no assurances that future loss development and trends will be consistent with our past loss development history, and so adverse loss reserve development remains a risk factor to our business. See “Risk Factors — Risks Related to Our Business — If our actual loss and loss adjustment expenses exceed our loss reserves, our financial condition and results of operations could be significantly adversely affected.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Loss and Loss Adjustment Expense Reserves.”

Claims

Our claims division combines the services of our staff defense, coverage and appellate attorneys with a traditional multi-line insurance claims adjusting staff. See “Business — Business Segments — Insurance Services Segment Products and Services” for a description of TRM’s claim service fee-based operations.

The claims division seeks to provide expedient, fair and consistent claims handling, while controlling loss adjustment expenses. Through the use of a claims database that captures detailed statistics and information, our underwriting and loss control departments are able to access information to assist them in the monitoring of the various lines of business and identifying adverse loss trends, giving them the ability to make informed underwriting and pricing decisions.

Claims are adjusted through branch offices that report into our claims home office. Our claims home office is divided into five areas of discipline: Property, Casualty, Workers’ Compensation, Operations and Claims Audit & Compliance. In addition, we have a fully staffed in-house defense firm as well as an in-house coverage and appellate firm.

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

Over the last several years, we have implemented a number of technology improvements and redesigned business processes, including an online imaging system, a data warehouse that houses both claims and underwriting data to provide management and financial reporting, and a web-based platform (WebPlus ®) for quoting, and capturing policy submissions directly from our producers.

In 2007, with the acquisition of Preserver Group, we expanded our web offering to agents through PreserverOnline® to provide businessowners policies and commercial auto policies in New England.

We believe that both WebPlus and PreserverOnline reduce underwriter involvement in each policy application. These systems improve our ability to validate and capture all relevant policy information early in the submission process and at a single point of entry. We believe that WebPlus has significantly reduced our expense associated with processing business, improved customer service and made it easier for our producers to do business with us.

Also in 2007, we began three major initiatives, all of which will roll-out in 2008.

The first will extend WebPlus to enable producers to quote and issue a range of commercial package policies, improve our responsiveness and further streamline underwriting operations.

The second initiative will provide robust policy, billing and claims administration systems through Computer Sciences Corporation’s (“CSC”) POINT IN / Advanced Claims suite to support our future growth and to further improve our processes. The operations and maintenance of these systems have been outsourced to CSC to minimize deployment time and operational cost, as well as for scalability and business continuity. Ultimately, the CSC platform will enable us to eliminate older legacy technology platforms that currently require more manual or duplicate processing. This will further improve our efficiency and economies of scale. The CSC technology deployment will be implemented over a multi-year period beginning in 2008.

The third initiative will deploy The SunGard Enterprise Accounting System to improve accounting processes and controls while further integrating Tower and Preserver accounting.

All present mission critical systems run on fully redundant hardware in an off-site secure facility with fully redundant power, air conditioning, communications and 24-hour support. Systems and data are backed up to tape daily and are taken to an offsite facility by an outside vendor.

Our technology plan envisions that we will continue to expand our use of WebPlus and the CSC platform to additional products and for improved business functionality and efficiency. We also intend to exploit technological improvements and economies of scale realized through premium growth to continue to lower our underwriting expense ratio while offering a strong value proposition to our producer base.

Competition

We compete with a large number of other companies in our selected lines of business, including major U.S. and non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. We compete for business on the basis of a number of factors, including price, coverage offered, customer service, relationships with producers (including ease of doing business, service provided and commission rates paid), financial strength and size and rating by independent rating agencies.

As our territorial expansion has progressed throughout the Northeast states and in other states, we have developed an increased number of competitors. In our commercial lines business, our competitors include Travelers, Chubb, Hartford Insurance Company, Greater New York Mutual Insurance Company, Harleysville, Philadelphia Consolidated, Utica National, OneBeacon Insurance Group, Hanover and Selective. In our personal lines business, we compete against companies such as Allstate Insurance Company, State Farm Companies, Travelers, Hartford Insurance Company, OneBeacon Insurance Group, New York Central Insurance Company and Preferred Mutual Insurance Company.

During the last quarter of 2004 and continuing throughout 2005, a moderation of the pricing environment within the commercial insurance marketplace became evident as pricing increases on renewing policies lessened. The catastrophe losses of 2004 and 2005 produced increased pricing and reduced capacity for catastrophe exposed property. However, a softening of the non-catastrophe market in 2006 led to more aggressive pricing in specific segments of commercial lines of business, particularly in those lines of business and accounts with larger annual premiums. Competition intensified across-the-board in 2007 with price decreases most evident during the fourth quarter. Coverage terms and conditions favored the customer as companies and brokers attempted to acquire new business in the large risk, middle market and preferred small business segments.

We seek to distinguish ourselves from our competitors by providing a broad product line offering and targeting those market segments that we believe are underserved and therefore provide us with the best opportunity to obtain favorable policy terms, conditions and pricing. We believe that by offering several different lines of business, we are able to compete effectively against insurance companies that offer limited products. We also seek to limit the extent to which we must directly compete with the companies listed above by positioning our products in underserved market segments and adjusting our premium volume in these market segments depending upon the level of competition. We have historically targeted risks located in metropolitan areas. Historically, these are markets that are less emphasized by regional and national insurance companies. As our territorial expansion has encompassed all of New York State and the other Northeastern states, we have maintained this marketing approach. We will continue to compete with other companies by quickly and opportunistically delivering products that respond to our producers’ needs, which may be determined by other companies’ changing risk appetites, withdrawal from market segments or adverse underwriting action. Our ability to quickly develop and replace various products that had previously been offered by OneBeacon when we purchased the renewal rights to their NY commercial business in 2004 is an example of this capability. In addition to being responsive to market needs, we also focus on assisting our producers with placing business by offering rating and submission capability through WebPlus, as well as by providing our producers with clear and concise underwriting guidelines.

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

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best Company and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. TICNY and TNIC are rated “A−” (Excellent) by A.M. Best Company. PIC, NEIC and MVIC are rated “B++” (Good) by A.M. Best Company. In evaluating a company’s financial strength, A.M. Best Company reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s financial strength and is not an evaluation directed at investors. There is no guarantee that our Insurance Subsidiaries will maintain their rating.

Employees

As of December 31, 2007, we had 549 full-time employees. None of these employees are covered by a collective bargaining agreement. We have employment agreements with a number of our senior executive officers. The remainder of our employees are at-will employees.

Regulation

U.S. Insurance Holding Company Regulation of Tower

Tower, as the parent of the Insurance Subsidiaries, is subject to the insurance holding company laws of New York, New Jersey, New Hampshire, Maine and Massachusetts. These laws generally require the Insurance Subsidiaries to register with their respective domiciliary state Insurance Department (“Insurance Department”) and to furnish annually financial and other information about the operations of companies within the holding company system. Generally under these laws, all material transactions among companies in the holding company system to which an Insurance Subsidiary is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and reasonable and, if material or of a specified category, require prior notice and approval or non-disapproval by the Insurance Department.

Changes of Control

Before a person can acquire control of an Insurance Subsidiary, prior written approval must be obtained from the Superintendent or the Commissioner of the Insurance Department (“Superintendent”). Prior to granting approval of an application to acquire control of an insurer, the Superintendent considers such factors as: the financial strength of the applicant, the integrity and management of the applicant’s Board of Directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Pursuant to insurance holding company laws, “control” means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Control is presumed to exist if any person directly or indirectly owns, controls or holds with the power to vote 10% or more of the voting securities of the company; however, the Insurance Department, after notice and a hearing, may determine that a person or entity which directly or indirectly owns, controls or holds with the power to vote less than 10% of the voting securities of the company, “controls” the company. Because a person acquiring 10% or more of our common stock would indirectly control the same percentage of the stock of the Insurance Subsidiaries, the insurance change of control laws of New York, New Jersey, New Hampshire, Maine and Massachusetts would likely apply to such a transaction.

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

In 2002, the Federal government enacted legislation designed to ensure the availability of insurance coverage for terrorist acts in the United States of America and established a Federal assistance program. Subsequent laws were enacted in 2005 and 2007 extending and modifying the prior legislation. For a discussion of this legislation, see “Business — Reinsurance — Terrorism Reinsurance.” As a result of this legislation, potential losses from a terrorist attack could be substantially larger than previously expected, could also adversely affect our ability to obtain reinsurance on favorable terms, including pricing, and may affect our underwriting strategy, rating, and other elements of our operation.

State Insurance Regulation

State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies. The primary purpose of such regulatory powers is to protect individual policyholders. The extent of such regulation varies, but generally has its source in statutes that delegate regulatory, supervisory and administrative power to state Insurance Departments. Such powers relate to, among other things, licensing to transact business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances. State insurance laws and regulations require an insurance company to file financial statements with Insurance Departments everywhere it will be licensed to conduct insurance business, and its operations are subject to examination by those departments.

Our Insurance Subsidiaries prepare statutory financial statements in accordance with statutory accounting principles (“SAP”) and procedures prescribed or permitted by their state of domicile. As part of their regulatory oversight process, Insurance Departments conduct periodic detailed examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the Insurance Departments of other states under guidelines promulgated by the NAIC.

The terms and conditions of reinsurance agreements generally are not subject to regulation by any U.S. state Insurance Department with respect to rates or policy terms. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

Insurance Regulatory Information System Ratios

The Insurance Regulatory Information System, or IRIS, was developed by the NAIC and is intended primarily to assist state Insurance Departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. In 2007 TICNY’s results were all within the usual values for the thirteen IRIS ratios. In 2007 TNIC’s results were outside the usual values for three IRIS ratios and within the usual values for ten IRIS ratios. The three IRIS ratios that were outside the usual values were changes in net premiums written, gross agents’ balances to policyholders’ surplus and liabilities to liquid assets. The ratios outside of the usual values were caused by the growth in TNIC’s premiums written as TNIC has only been writing business since 2006. TNIC cedes 85% of its premium to TICNY which results in lower policyholder surplus and increased liabilities for ceded balances payable but doesn’t change the gross agents balances. As a result, the ratio of liabilities to liquid assets and gross agents balances to policyholders surplus are increased. Both PIC and MVIC results were outside the usual values for two IRIS ratios and within the usual values for eleven IRIS ratios. The two IRIS ratios that were outside the usual values were net change in adjusted policyholders’surplus and the one-year reserve development to policyholders’ surplus. The outside values were caused by the restatement of its loss and loss adjustment expense reserves which in accordance with SAP was recorded as an opening balance adjustment to statutory surplus during the first quarter of 2007. This significantly reduced policyholders’surplus and increased the one year loss development. NEIC results were outside the usual values for one IRIS ratios and within the usual values for twelve IRIS ratios. The one IRIS ratio that was outside the usual values was the change in net premiums written, which was slightly outside the range as it experienced increased competition in its private passenger auto line of business thereby repricing premiums.

State Dividend Limitations

Tower’s ability to receive dividends from its Insurance Subsidiaries is restricted by the state laws and insurance regulations of the Insurance Subsidiaries’ domiciliary states. Tower has historically only received dividends from TRM and one of its Insurance Subsidiaries, TICNY and anticipates no change in this practice. TICNY’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of New York. Under New York law, TICNY may pay dividends out of statutory earned surplus. In addition, the New York Insurance Department must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding 12 months, exceeds the lesser of (1) 10% of TICNY’s policyholder’s surplus as shown on its latest statutory financial statement filed with the New York Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months. TICNY declared approximately $8.5 million, $4.6 million, and $2.1 million in dividends to Tower in 2007, 2006 and 2005, respectively. As of December 31, 2007, the maximum distribution that TICNY could pay without prior regulatory approval was approximately $15.4 million. The other Insurance Subsidiaries are subject to similar restrictions, usually related to policyholders’ surplus, unassigned funds or net income, and notice requirements of their domiciliary state.

Risk-Based Capital Regulations

The Insurance Departments require domestic property and casualty insurers to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow the Insurance Departments to identify potential weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). At December 31, 2007 risk-based capital levels of our Insurance Subsidiaries exceeded the minimum level that would trigger regulatory attention. In their 2007 statutory statements, our Insurance Subsidiaries complied with the NAIC’s risk-based capital reporting requirements.

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

Statutory accounting practices established by the NAIC and adopted, in part, by the state regulators determine, among other things, the amount of statutory surplus and statutory net income of the Insurance Subsidiaries and thus determine, in part, the amount of funds that are available to pay dividends.

Guaranty Associations

In most of the jurisdictions where the Insurance Subsidiaries are currently licensed to transact business there is a requirement that property and casualty insurers doing business within the jurisdiction participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premium written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

In none of the past five years has the assessment in any year levied against our Insurance Subsidiaries been material. Property and casualty insurance company insolvencies or failures may result in additional security fund assessments to our Insurance Subsidiaries at some future date. At this time we are unable to determine the impact, if any such assessments may have on the consolidated financial position or results of operations. We have established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings and assessments by the various workers’ compensation funds. See “Note 14. — Commitments and Contingencies” in the notes to our audited consolidated financial statements included elsewhere in this report.

Residual Market Plans

Our Insurance Subsidiaries are required to participate in various mandatory insurance facilties or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. These pools generally provide insurance coverage for workers’ compensation, personal and commercial automobile and property-related risks.

TRM

The activities of TRM are subject to licensing requirements and regulation under the laws of New York, New Jersey and the other states where it operates. TRM’s business depends on the validity of, and continued good standing under, the licenses and approvals pursuant to which it operates, as well as compliance with pertinent regulations. TRM therefore devotes significant effort toward maintaining its licenses to ensure compliance with a diverse and complex regulatory structure.

Industry Investigations

Periodically, the insurance industry becomes the subject of scrutiny and investigations by state or regulatory authorities. Several years ago, the New York State Attorney General and other state and Federal regulators performed investigations and other proceedings relating to compensation and bidding arrangements between producers and issuers of insurance products and unsuitable sales practices by producers on behalf of either the issuer or the purchaser. The practices under investigation included, among other things, allegations that so-called contingent commission arrangements may conflict with a broker’s duties to its customers and that certain brokers and insurers may have engaged in anti-competitive practices in connection with insurance premium quotes. The New York State Attorney General entered into a settlement agreement with two large insurance brokers. Similar investigations and proceedings could be commenced, in the future. These investigations and proceedings could result in legal precedents and new industry-wide practices or legislation, rules or regulations that could significantly affect our industry and may also cause stock price volatility for companies in the insurance industry. Contingent commissions under our producers’ profit sharing plan amounts to approximately 1/2 of 1 percent of our overall commission expense.

Regulators and other governmental authorities also investigated certain types of insurance and reinsurance arrangements that they alleged were intended only to smooth an insured company or ceding insurer’s earnings rather than to transfer insurance risk. We believe our reinsurance transactions meet all requirements pertaining to risk transfer. However, these investigations, the related legal actions and the accompanying increased scrutiny of “non-traditional” reinsurance arrangements may lead to a change in the applicable accounting standards or a reduction in the availability of some types of reinsurance. In turn, these developments could produce higher prices for reinsurance, an increase in the amount of risk we retain, reduced ceding commission revenue, or other potentially adverse developments. In that event, we may be required to restructure or reduce our use of reinsurance or reduce our premium writings.

Available Information

The address for our internet website is www.twrgrp.com. We make available, free of charge through our internet site, our annual report on Form 10-K, annual report to shareholders, quarterly reports on Form 10-Q and current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish it to, the SEC.

Note on Forward-Looking Statements

Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Form 10-K may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance sector in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the Federal securities laws or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described under “Risk Factors” and the following:

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

This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Form 10-K. See “Business — Note on Forward-Looking Statements.”

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

We conduct business in a concentrated geographical area. Any single catastrophe or other condition affecting losses in this area could adversely affect our results of operations.

Our Insurance Subsidiaries currently write business in a concentrated geographic area, primarily in the Northeast United States. As a result, a single catastrophe occurrence, destructive weather pattern, terrorist attack, regulatory development or other condition or general economic trend affecting the region within which we conduct our business could adversely affect our financial condition or results of operations more significantly than other insurance companies that conduct business across a broader geographical area. During our history, we have not experienced any single event that materially affected our results of operations. The most significant single catastrophic event was the terrorist attacks of September 11, 2001, as a result of which we suffered $391,000 in net losses.

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

We are and will be heavily dependent on CastlePoint for underwriting capacity and commission and fee income through reinsurance and management agreements. For the period ended December 31, 2007, CastlePoint assumed approximately 42.9% of our gross premiums written through reinsurance. For 2008, CastlePoint is expected to assume through reinsurance approximately 40% of our brokerage business premiums. By our mutual agreement with CastlePoint, the terms of our quota share reinsurance agreements with CastlePoint have been extended by an additional year, so that we currently have a three year commitment from CastlePoint, subject to certain early termination rights, for CastlePoint to assume from us a substantial portion of our premiums. In addition, TRM entered into a management agreement with CPIC on July 1, 2007 to produce and manage brokerage business on behalf of CPIC. However, we currently do not have any arrangements in place with CastlePoint to maintain these agreements with us beyond the term of each agreement. There is no assurance that these arrangements will remain in place beyond their current term, and we may not be able to readily replace these arrangements if they terminate. If we are unable to continue or replace our current reinsurance and management arrangements on equally favorable terms, our underwriting capacity and commission and fee income would decline, we may experience a downgrade in our A.M. Best Company ratings, and our results of operations would be adversely affected. Our intent is to transfer 49% of our total premiums written and produced to CastlePoint’s reinsurance and insurance company subsidiaries in order to generate commission and fee income.

If we cannot obtain adequate reinsurance protection for the risks we have underwritten, we may be exposed to greater losses from these risks or we may reduce the amount of business we underwrite, which will reduce our revenues.

Under state insurance law, insurance companies are required to maintain a certain level of capital in support of the policies they issue. In addition, rating agencies will reduce an insurance company’s ratings if the company’s premiums exceed specified multiples of its capital. As a result, the level of our Insurance Subsidiaries’ statutory surplus and capital limits the amount of premiums that they can write and on which they can retain risk. Historically, we have utilized reinsurance to expand our capacity to write more business than our Insurance Subsidiaries’ surplus would have otherwise supported.

From time to time, market conditions have limited, and in some cases have prevented, insurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. For example, beginning in 2001, terms and conditions in the reinsurance market generally became less attractive for insurers seeking reinsurance. In addition, investigations by the state and federal regulatory authorities into the use of non-traditional reinsurance by certain reinsurers have led to the re-examination of applicable accounting standards, which we believe has led to a reduction in the availability of some types of reinsurance. In turn, these developments could produce unfavorable changes in prices, reduced ceding commission revenue or other potentially adverse changes in the terms of reinsurance. Accordingly, we may not be able to obtain our desired amounts of reinsurance. In addition, even if we are able to obtain such reinsurance, we may not be able to obtain such reinsurance from entities with satisfactory creditworthiness or negotiate terms that we deem appropriate or acceptable.

We have entered into multi-year quota share reinsurance agreements with CastlePoint which should provide sufficient capacity to write the business that we are currently producing. Because we have made an investment in CastlePoint and our Chairman and Chief Executive Officer, Michael H. Lee, serves as the Chairman and Chief Executive Officer of that company, we have been deemed, under the provisions of the New York State Insurance Law and applicable regulations, to be under common control with CastlePoint and any U.S. insurance companies that CastlePoint may acquire. We may be deemed to be under common control under the laws and regulations of other states in which our or CastlePoint’s Insurance Subsidiaries are domiciled. As a result, we cannot be bound by any reinsurance agreements or pooling agreements unless 30 days advance notice is provided to the Insurance Department in the state of domicile of the involved Insurance Subsidiary proposing our intention to enter into such agreements, and the department does not disapprove of these agreements within such period. There can be no assurance that the Insurance Department will approve the terms and conditions of these agreements.

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

As of December 31, 2007, we had a net balance due us from our reinsurers of $336.5 million, consisting of $207.8 million in reinsurance recoverables, $3.9 million in ceding commissions receivable and $124.8 million in prepaid reinsurance premiums. This amount is $43.3 million higher than our Insurance Subsidiaries’ reported statutory capital and surplus at that date. Since October 1, 2003, we have sought to manage our exposure to our reinsurers by placing our quota share reinsurance on a “funds withheld” basis and requiring any non-admitted reinsurers to collateralize their share of unearned premium and loss reserves. However, we have substantial recoverables from our pre-October 1, 2003 reinsurance arrangements that are uncollateralized, in that they are not supported by letters of credit, trust accounts, “funds withheld” arrangements or similar mechanisms intended to protect us against a reinsurers inability or unwillingness to pay. Our net exposure to our reinsurers totaled $80.1 million as of December 31, 2007. Because we remain primarily liable to our policyholders for the payment of their claims, in the event that one of our reinsurers under an uncollateralized treaty became insolvent or refused to reimburse us for losses paid, or delayed in reimbursing us for losses paid, our cash flow and financial results could be materially and adversely affected. As of December 31, 2007, our largest balance due from any one reinsurer was approximately $196.9 million, which was due from CastlePoint Reinsurance. However, because our reinsurance with CastlePoint Reinsurance is collateralized by a Regulation 114 compliant trust account, our net exposure to CastlePoint Reinsurance on that date was $0. Our largest net balance due from any one reinsurer that was not collateralized was approximately $21.7 million, which was due from Munich Reinsurance America Inc. (formerly American Re-Insurance Company), which is rated “A+” by A.M. Best Company.

We may not be able to recover amounts due from our third party reinsurers, which would adversely affect our financial condition.

Reinsurance does not discharge our obligations under the insurance policies we write; it merely provides us with a contractual right to seek reimbursement on certain claims. We remain liable to our policyholders even if we were unable to make recoveries that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers after underlying policy claims are paid. The creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer is unable to meet its obligations to us, we would be responsible for claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer. If we were unable to collect these amounts from our reinsurers, our financial condition would be adversely affected. As of December 31, 2007, we had an aggregate amount of approximately $207.8 million of recoverables from third party reinsurers on paid and unpaid losses.

A decline in the ratings assigned by A. M. Best or other rating agencies to our Insurance Subsidiaries could affect our standing among brokers, agents and insureds and cause our sales and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best Company maintains a letter scale rating system ranging from “A++” (Superior) to “F” (In Liquidation). TICNY and TNIC are rated to “A−” (Excellent) by A.M. Best Company, which is the 4th highest of 15 rating levels. PIC, NEIC and MVIC are rated “B++” (Good) by A.M. Best Company. These ratings are subject to, among other things, A.M. Best Company’s evaluation of our capitalization and performance on an ongoing basis including our management of terrorism and natural catastrophe risks, loss reserves and expenses, and there is no guarantee that our Insurance Subsidiaries will maintain their respective ratings.

Our ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of A.M. Best Company. A decline in a company’s ratings indicating a reduced financial strength or other adverse financial developments can cause concern about the viability of the downgraded insurer among its agents, brokers and policyholders, resulting in a movement of business away from the downgraded carrier to other stronger or more highly rated carriers. Because many of our agents and brokers (whom we refer to as “producers”) and policyholders purchase our policies on the basis of our current ratings, the loss or reduction of any of our ratings will adversely impact our ability to retain or expand our policyholder base. The objective of the rating agencies’ rating systems is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. Our ratings reflect the rating agencies’ opinion of our financial strength and are not evaluations directed to investors in our common stock, nor are they recommendations to buy, sell or hold our common stock.

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

In addition, the policies we issue contain conditions requiring the prompt reporting of claims to us and our right to decline coverage in the event of a violation of that condition. Our policies also include limitations restricting the period in which a policyholder may bring a breach of contract or other claim against us, which in many cases is shorter than the statutory limitations for such claims in the states in which we write business. While these exclusions and limitations reduce the loss exposure to us and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations in a way that would adversely effect our loss experience, which could have a material adverse effect on our financial condition or results of operations.

We may face substantial exposure to losses from terrorism and we are currently required by law to provide coverage against such losses.

Our location and concentration of business written in New York City and adjacent areas by our Insurance Subsidiaries may expose us to losses from terrorism. U.S. insurers are required by state and Federal law to offer coverage for terrorism in certain lines.

Although our Insurance Subsidiaries are protected by the federally funded terrorism reinsurance, there is a substantial deductible that must be met, the payment of which could have an adverse effect on our results of operations. See — “Business — Reinsurance.” As a consequence of this legislation, potential losses from a terrorist attack could be substantially larger than previously expected, could also adversely affect our ability to obtain reinsurance on favorable terms, including pricing, and may affect our underwriting strategy, rating, and other elements of our operation.

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

Our products are marketed by independent producers. Other insurance companies compete with us for the services and allegiance of these producers. These producers may choose to direct business to our competitors, or may direct less desirable risks to us. Approximately 76% of the 2007 gross premiums written, including premiums produced by TRM on behalf of its issuing companies, were produced by our top 172 producers, representing 18% of our active agents and brokers. These producers have annual written premiums of $550,000 or more. As we build a broader territorial base, the number of producers with significant premium volumes with Tower is increasing. In 2006, producers with premium volumes of $500,000 or more numbered 121 and contributed 77% of gross premiums written.

Our largest producers in 2007 were Morstan General Agency and Northeast Agencies. In the year ended December 31, 2007, these producers accounted for 11% and 7%, respectively, of the total of our gross premiums written. No other producer was responsible for more than 5% of our gross premiums written.

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

With respect to the premiums produced by TRM for its issuing companies and a limited amount of premium volume written by our Insurance Subsidiaries, producers collect premium from the policyholders and forward them to TRM and our Insurance Subsidiaries. In most jurisdictions, when the insured pays premiums for these policies to producers for payment over to TRM or our Insurance Subsidiaries, the premiums are considered to have been paid under applicable insurance laws and regulations and the insured will no longer be liable to us for those amounts, whether or not we have actually received the premiums from the producer. Consequently, we assume a degree of credit risk associated with producers. Although producers’ failures to remit premiums to us have not caused a material adverse impact on us to date, there have been instances where producers collected premium but did not remit it to us, and we were nonetheless required under applicable law to provide the coverage set forth in the policy despite the absence of premium. Because the possibility of these events is dependent in large part upon the financial condition and internal operations of our producers, which in most cases are not public information, we are not able to quantify the exposure presented by this risk. If we are unable to collect premiums from our producers in the future, our financial condition and results of operations could be materially and adversely affected.

We operate in a highly competitive environment. If we are unsuccessful in competing against larger or more well-established rivals, our results of operations and financial condition could be adversely affected.

The property and casualty insurance industry is highly competitive and has historically been characterized by periods of significant pricing competition alternating with periods of greater pricing discipline, during which competition focuses on other factors. Beginning in 2000, the market environment was increasingly favorable as rates increased significantly. During the latter part of 2004 and throughout 2005, increased competition in the marketplace became evident and, as a result, average rate increases became moderate. . The catastrophe losses of 2004 and 2005 produced increased pricing and reduced capacity for insurance of catastrophe-exposed property. However, a softening of the non-catastrophe-exposed market in 2006 and 2007 has led to more aggressive pricing in specific segments of the commercial lines business, particularly in those lines of business and accounts with larger annual premiums. The Insurance Information Institute indicates that the industry wide change in net premiums written in the Property & Casualty industry in 2007 has decreased to a zero growth (0.0 percent) condition. A.M. Best Company estimates that the industry-wide change in net premiums written in the property and casualty industry was (1.2%) in 2007 compared to 3.9% in 2006 and is estimated to be (0.6%) in 2008. The change in industry policyholders’ surplus as estimated by A.M. Best Company was 9.0% in 2007 compared to 14.9% in 2006 and is estimated to be 4.6% in 2008. In addition, the new capacity that has entered the market has placed more pressure on production and profitability targets. A. M. Best also stated that industry policyholder surplus grew for the fifth straight year, driven by strong earnings and capital gains that outpaced premium growth. Ample capacity and continued underwriting profits may result in increased competition from other insurers seeking to expand the types or amount of business they write. This may cause a shift in focus by some insurers to increase market share at the expense of underwriting discipline. We attempt to compete based primarily on products offered, service, experience, the strength of our client relationships, reputation, speed of claims payment, financial strength, ratings, scope of business, commissions paid and policy and contract terms and conditions. There are no assurances that in the future we will be able to retain or attract customers at prices which we consider to be adequate.

We compete with major U.S. insurers and certain underwriting syndicates, including large national companies such as Travelers, Allstate Insurance Company and State Farm; regional insurers such as OneBeacon Insurance Company, Selective Insurance Company, Harleysville Insurance Company, Hanover Insurance and Peerless Insurance Company and smaller, more local competitors such as Greater New York Mutual, Magna Carta Companies and Utica First Insurance Company. Many of these companies have greater financial, marketing and management resources than we do. Many of these competitors also have more experience, better ratings and more market recognition than we do. We seek to distinguish ourselves from our competitors by providing a broad product line offering and targeting those market segments that provide us with the best opportunity to earn an underwriting profit. We also compete with other companies by quickly and opportunistically delivering products that respond to our producers’ needs.

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

As noted elsewhere, we organized and sponsored an initial investment of $15.0 million in CastlePoint on February 6, 2006. We currently own 6.7%, together with warrants to acquire an additional 3.1% interest. In addition, Michael H. Lee, our Chairman of the Board and Chief Executive Officer, holds the same positions at CastlePoint and, as such, does not serve our company on a full-time basis. Furthermore, some former members of our executive management resigned their positions with us and became executive managers of CastlePoint. Conflicts of interest could arise with respect to business opportunities that could be advantageous to CastlePoint or its subsidiaries, on the one hand, and us or any of our subsidiaries, on the other hand.

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

We invest the premium we receive from policyholders until it is needed to pay policyholder claims or other expenses. At December 31, 2007, our invested assets consisted of $606.5 million in fixed maturity securities and $12.6 million in equity securities at fair value. Additionally, we held $77.7 million in cash and cash equivalents. For the year ended December 31, 2007, we earned $36.7 million of net investment income representing 8.9% of our total revenues and 51.5% of our pre-tax income, after taking into effect net realized losses on investments of $17.5 million. Our funds are invested by two professional investment advisory management firms under the direction of our management team in accordance with detailed investment guidelines set by us. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. (Interest rate risk is discussed below under the heading, “We may be adversely affected by interest rate changes.”) In particular, the volatility of our claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business. The 2007 year was significantly impacted by sub-prime mortgage losses, mortgage performance and the worldwide market dislocations. During the fourth quarter of 2007, we sold a closed-end fund, Hyperion Brookfield Collateralized Securities (“HCS”), that invested in mortgage-backed and asset-backed securities, including sub-prime residential exposures. We recognized net realized capital losses for 2007 that amounted to $17.5 million and included OTTI charges of $10.1 million. The OTTI charges were primarily the result of real estate exposures from our equity portfolio of Real Estate Investment Trust’s (“REIT’s”) and residential mortgage-backed securities. We also recognized an OTTI on all of our sub-prime residential mortgage-backed securities during the fourth quarter of 2007.

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

In addition, our investment portfolio includes mortgage-backed securities. As of December 31, 2007, mortgage-backed securities constituted approximately 30.3% of our invested assets. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. When interest rates fall, mortgage-backed securities may be prepaid more quickly than expected and the holder must reinvest the proceeds at lower interest rates. Our mortgage-backed securities currently consist of securities with features that reduce the risk of prepayment, but there is no guarantee that we will not invest in other mortgage-backed securities that lack this protection. In periods of increasing interest rates, mortgage-backed securities are prepaid more slowly, which may require us to receive interest payments that are below the interest rates then prevailing for longer than expected.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements and/or cover losses, we may need to raise additional funds through financings or curtail our growth. Based on our current operating plan, we believe our current capital will support our operations without the need to raise additional capital. However, we cannot provide any assurance in that regard, since many factors will affect our capital needs and their amount and timing, including our growth and profitability, our claims experience, and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we had to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of holders of our common stock. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

The regulatory system under which we operate, and potential changes thereto, could have a material adverse effect on our business.

Our Insurance Subsidiaries are subject to comprehensive regulation and supervision in their respective states of domicile. The purpose of the insurance laws and regulations are to protect insureds, not our stockholders. These regulations are generally administered by the Insurance Departments in which the individual insurance companies are domiciled and relate to, among other things:

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

Significant changes in these laws and regulations could make it more expensive to conduct our business. The Insurance Subsidiaries’ domiciliary state Insurance Departments also conduct periodic examinations of the affairs of their domiciled insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.

Our Insurance Subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations or accreditations in new states we intend to enter, or may be able to do so only at significant cost. In addition, we may not be able to comply fully with or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance companies or holding companies. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or engage in certain activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions, which could have a material adverse effect on our business. In addition, changes in the laws or regulations to which our operating subsidiaries are subject could adversely affect our ability to operate and expand our business or could have a material adverse effect on our financial condition or results of operations.

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

In recent years, the U.S. insurance regulatory framework has come under increased Federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the National Association of Insurance Commissioners (“NAIC”), which is an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly re-examine existing laws and regulations, often focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our financial condition or results of operations. The highly publicized investigations of the insurance industry by state and other regulators and government officials have led to, and may continue to lead to, additional legislative and regulatory requirements for the insurance industry and may increase the costs of doing business.

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

If the assessments we are required to pay are increased drastically, our results of operations and financial condition will suffer.

Our Insurance Subsidiaries are required to participate in various mandatory insurance facilties or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Our insurance subsidiaries are subject to assessments in the states where we do business for various purposes, including the provision of funds necessary to fund the operations of the Insurance Department and insolvency funds. In 2007, the Insurance Subsidiaries were assessed approximately $2.5 million by various state insurance related agencies. These assessments are generally set based on an insurer’s percentage of the total premiums written in a state within a particular line of business. The Company is permitted to assess premium surcharges on workers’ compensation policies that are based on statutorily enacted rates. However, assessments by the various workers’ compensation funds have recently exceeded the permitted surcharges resulting in reduction of expenses of $2,156,000, $127,000, and $0 in 2007, 2006 and 2005, respectively. As of December 31, 2007, the liability for the various workers’ compensation funds, which includes amounts assessed on workers’ compensation policies, was $2,813,000. This amount is expected to be paid over an eighteen month period ending June 30, 2008. As our company grows, our share of any assessments may increase. However, we cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments could have a material adverse effect on our financial condition or results of operations.

Our ability to meet ongoing cash requirements and pay dividends may be limited by our holding company structure and regulatory constraints.

Tower is a holding company and, as such, has no direct operations of its own. Tower does not expect to have any significant operations or assets other than its ownership of the shares of its operating subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our stockholders. Tower has historically only taken dividends out of TRM and TICNY and anticipates no change in this practice. TICNY is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. As of December 31, 2007, the maximum amount of distributions that TICNY could pay to Tower without approval of the New York Insurance Department was $15.4 million. The inability of TICNY to pay dividends and other permitted payments in an amount sufficient to enable us to meet our cash requirements at the holding company level would have a material adverse effect on our operations and our ability to pay dividends to our stockholders. Accordingly, if you require dividend income you should carefully consider these risks before making an investment in our company.

Although we have paid cash dividends in the past, we may not pay cash dividends in the future.

We have a history of paying dividends to our stockholders when sufficient cash is available, and we currently intend to pay dividends in each quarter of 2008. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors, including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner previously discussed in this section. Also, there can be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

We rely on our information technology and telecommunications systems to conduct our business.

Our business is dependent upon the uninterrupted functioning of our information technology and telecommunication systems. We rely upon our systems, as well as the systems of our vendors to underwrite and process our business, make claim payments, provide customer service, provide policy administration services, such as, endorsements, cancellations and premium collections, comply with insurance regulatory requirements and perform actuarial and other analytical functions necessary for pricing and product development. Our operations are dependent upon our ability to timely and efficiently process our business and protect our information and telecommunications systems from physical loss, telecommunications failure or other similar catastrophic events, as well as from security breaches. While we have implemented business contingency plans and other reasonable and appropriate internal controls to protect our systems from interruption, loss or security breaches, a sustained business interruption or system failure could adversely impact our ability to process our business, provide customer service, pay claims in a timely manner or perform.

The operations and maintenance of our policy, billing and claims administration systems have been outsourced to Computer Sciences Corporation to minimize deployment time and operational cost, as well as for scalability and business continuity. The CSC technology deployment will be implemented over a multi-year period beginning in 2008. Until these systems are fully migrated over to the CSC platform, we must depend on existing technology platforms that require more manual or duplicate processing.

We may experience difficulties in completing the integration of Preserver’s business and operations into our own, which could cause us to fail to realize many of the anticipated potential benefits of the acquisition.

Following the acquisition of Preserver, we have combined certain operations and functions so that we are using common information and communication systems, operating procedures, financial controls and human resource practices, including training, professional development and benefit programs. Achieving the anticipated benefits of the acquisition will depend in part upon whether we are able to complete the integration of our businesses in an efficient and effective manner. The Company’s integration of certain operations has required the dedication of significant management resources. While the integration has gone well, the process is not yet complete with respect to information systems and certain operational functions. Any failure to integrate successfully the operations of Tower and Preserver could have a material adverse effect on our business and results of operations. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the transition process, could have an adverse effect upon our revenues, level of expenses and operating results, which may affect the value of our common stock.

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

The results of operations of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

•	competition;

•	rising levels of loss costs that we cannot anticipate at the time we price our products;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;

•	changes in the level of reinsurance capacity and insurance capacity;

•	changes in the amount of loss and loss adjustment expense reserves resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers’ liabilities; and

•	fluctuations in equity markets and interest rates, inflationary pressures, conditions affecting the credit markets, segments thereof or particular asset classes and other changes in the investment environment, which affect returns on invested assets and may impact the ultimate payout of losses.

The supply of insurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity alternating with periods when shortages of capacity permitted favorable premium levels. Significant amounts of new capital have flowed into the insurance and reinsurance sectors and we appear to be in period of intensifying price competition in recent years. These factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly, and we expect to experience the effects of such cyclicality.

This cyclicality could have a material adverse effect on our results of operations and revenues, which may cause the price of our securities to be volatile.

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments as of December 31, 2007.

Item 2.  Properties

We lease approximately 118,500 square feet of space at 120 Broadway, New York, New York, which consists of the 30th and 31st floors and part of the 29th floor. The lease will end on December 31, 2021. See Note 18 — “Commitments and Contingencies” in the notes to our audited consolidated financial statements included elsewhere in this report.

We also lease office space in Paramus, New Jersey; Melville, New York; Buffalo, New York; Quincy, Massachusetts; Scarborough, Maine; and Bedford, New Hampshire.

Item 3.  Legal Proceedings

From time to time, we are involved in various legal proceedings in the ordinary course of business. For example, to the extent a claim asserted by a third party in a lawsuit against one of our insureds is covered by a particular policy, we may have a duty to defend the insured party against the claim. These claims may relate to bodily injury, property damage or other compensable injuries as set forth in the policy. Thus, when such a lawsuit is submitted to us, in accordance with our contractual duty we appoint counsel to represent any covered policyholders named as defendants in the lawsuit. In addition, from time to time we may take a coverage position (e.g., denying coverage) on a submitted property or liability claim with which the policyholder is in disagreement. In such cases, we may be sued by the policyholder for a declaration of its rights under the policy and/or for monetary damages, or we may institute a lawsuit against the policyholder requesting a court to confirm the propriety of our position. We do not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on our business, results of operations or financial condition.

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

Item 4.  Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shareholders

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “TWGP”. We have one class of authorized common stock for 40,000,000 shares at a par value of $0.01 per share.

In December 2006, we issued 40,000 shares of a perpetual preferred stock for $40.0 million less $0.4 million of issuance costs. On January 26, 2007, the perpetual preferred stock was redeemed in full.

As of March 12, 2008, there were 23,185,173 common shares issued and outstanding that were held by 134 shareholders of record.

Price Range of Common Stock and Dividends Declared

The high and low sales prices for quarterly periods from January 1, 2006 through December 31, 2007 as reported by the NASDAQ were as follows:

			Common
			Stock
			Dividends
	High	Low	Declared

2007
First quarter	$35.93	$28.10	$0.025
Second quarter	33.32	29.44	0.025
Third quarter	32.57	24.11	0.050
Fourth quarter	35.50	27.02	0.050
2006
First quarter	24.46	16.80	0.025
Second quarter	32.00	22.50	0.025
Third quarter	34.47	25.87	0.025
Fourth quarter	36.49	29.18	0.025

Dividend Policy

The Company paid quarterly dividends of $0.025 per share on March 27, 2007 and June 27, 2007. The Board of Directors increased the quarterly dividend from $0.025 to $0.05 per share of common stock to our shareholders of record for the September 27, 2007 and December 27, 2007 dividends. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our Board of Directors deems relevant.

Tower is a holding company and has no direct operations. Its ability to pay dividends depends, in part, on the ability of our Insurance Subsidiaries and TRM to pay dividends to it. Our Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See “Business — Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Pursuant to the terms of the subordinated debentures underlying our trust preferred securities, we and our subsidiaries cannot declare or pay any dividends if we are in default of or if we have elected to defer payments of interest on those debentures.

The Company declared dividends on common and preferred stock as follows:

($ in thousands)	2007	2006

Common stock dividends declared	$3,444	$1,976
Preferred stock dividends declared	298	212

Total dividends declared	$3,742	$2,188

Perpetual preferred stock was issued in December 2006 that was not cumulative and not mandatorily redeemable, and its dividends were recorded as a reduction to stockholders’ equity. The perpetual preferred stock dividend in 2006 was $212,000. The perpetual preferred stock was redeemed in full on January 26, 2007.

The Company purchased 13,166 shares of its common stock from employees in connection with the vesting of restricted stock issued in connection with its 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.

The following table summarizes the Company’s stock repurchases for the three-month period ended December 31, 2007 and represents employees’ withholding tax obligations on the vesting of restricted stock.

			Total Number of Shares	Maximum Number (or
	Total Number		Purchased as Part of	Approximate Dollar
	of Shares	Average Price	Publicly Announced Plans	Value) of Shares that May
Period	Purchased	Paid per Share	or Programs	Yet Be Purchased Under

October 1 - 31, 2007	—	$—	—	$—
November 1 - 30, 2007	13,166	31.69	—	—
December 1 - 31, 2007	—	—	—	—

Total	13,166	$31.69	—	$—

Item 6.	Selected Consolidated Financial Information

The selected consolidated income statement data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 are derived from our audited financial statements included elsewhere in this document, which have been prepared in accordance with GAAP and have been audited by Johnson Lambert & Co. LLP, our independent registered public accounting firm. You should read the following selected consolidated financial information along with the information contained in this document, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	For the year ended December 31,
	2007	2006	2005	2004	2003

	($ in thousands, except share and per share amounts)

Income Statement Data
Gross premiums written	$524,015	$432,663	$300,107	$177,766	$134,482
Ceded premiums written	264,832	187,593	88,325	79,691	105,532

Net premiums written	259,183	245,070	211,782	98,075	28,950

Net premiums earned	286,106	223,988	164,436	45,564	22,941
Ceding commission revenue	71,010	43,130	25,218	39,983	35,605
Insurance services revenue	33,300	7,973	14,103	16,381	12,830
Policy billing fees	2,038	1,134	892	679	545
Net investment income	36,699	23,026	14,983	5,070	2,268
Net realized gains (loss) on investments	(17,511)	12	122	13	493

Total revenues	411,642	299,263	219,754	107,690	74,682
Losses and loss adjustment expenses	157,906	135,125	96,614	27,060	15,071
Operating expenses:
Direct and ceding commission expenses	101,030	60,558	43,839	32,825	26,158
Other operating expenses(1)	77,319	53,675	42,632	29,954	22,337
Interest expense	9,290	6,870	4,853	3,128	1,462

Total expenses	345,545	256,228	187,938	92,967	65,028
Other Income Equity in unconsolidated affiliate	2,438	914	—	—	—
Gain from issuance of common stock by unconsolidated affiliate	2,705	7,883	—	—	—
Warrant received from unconsolidated affiliate	—	4,605	—	—	—

Income before income taxes	71,240	56,437	31,816	14,723	9,654
Income tax expense	26,158	19,673	11,062	5,694	3,374

Net income	$45,082	$36,764	$20,754	$9,029	$6,280

Net income available to common stockholders	$44,384	$36,552	$20,754	$9,029	$6,122

Per Share Data
Basic earnings (loss) per share	$1.95	$1.85	$1.06	$1.23	$1.37
Diluted earnings (loss) per share	$1.93	$1.82	$1.03	$1.06	$1.09
Weighted average outstanding:
Basic	22,714,663	19,750,309	19,571,081	7,335,286	4,453,717
Diluted	22,968,097	20,147,318	20,147,073	8,565,815	5,708,016
Selected Insurance Ratios
Gross loss ratio(2)	50.7%	55.0%	56.8%	55.2%	60.8%
Gross underwriting expense ratio(3)	29.2%	28.7%	30.8%	31.1%	30.0%

Gross combined ratio(4)	80.0%	83.7%	87.6%	86.3%	90.8%

Net loss ratio(5)	55.2%	60.3%	58.8%	59.4%	65.7%
Net underwriting expense ratio(6)	28.5%	27.3%	29.3%	16.2%	4.4%

Net combined ratio(7)	83.7%	87.6%	88.1%	75.6%	70.1%

	As of December 31,
	2007	2006	2005	2004	2003

	($ in thousands, except share and per share amounts)

Summary Balance Sheet Data
Cash and cash equivalents	$77,679	$100,598	$38,760	$55,201	$30,339
Investments at fair market value	619,068	464,020	357,173	228,434	57,349
Reinsurance recoverable	207,828	118,003	104,811	101,173	84,760
Deferred acquisition costs, net	39,271	35,811	29,192	18,740	573
Total assets	1,354,611	954,082	657,457	494,147	286,592
Reserve for losses and loss adjustment expenses	501,183	302,541	198,724	128,722	99,475
Unearned premium	272,774	227,017	157,779	95,505	70,248
Long-term debt and redeemable preferred stock	101,036	68,045	47,426	47,426	29,208
Total stockholders’ equity	309,387	223,920	144,822	129,447	13,061
Per Share Data:
Book value per share(8)	$13.34	$9.23	$7.29	$6.56	$2.96
Diluted book value per share(9)	$13.22	$9.07	$7.16	$6.45	$2.38
Dividends declared per share
Common Stock	$0.15	$0.10	$0.10	$0.03	$—
Class A Stock	$—	$—	$—	$0.11	$0.15
Class B Stock	$—	$—	$—	$0.11	$0.58

(1)	Includes acquisition expenses and other underwriting expenses (which are general administrative expenses related to underwriting operations in our Insurance Subsidiaries) as well as other insurance services expenses (which are general administrative expenses related to insurance services operations).

(2)	The gross loss ratio is calculated by dividing gross losses (consisting of losses and loss adjustment expenses) by gross premiums earned.

(3)	The gross underwriting expense ratio is calculated by dividing gross underwriting expenses (consisting of direct commission expenses and other underwriting expenses net of policy billing fees) by gross premiums earned.

(4)	The gross combined ratio is the sum of the gross loss ratio and the gross underwriting expense ratio.

(5)	The net loss ratio is calculated by dividing net losses by net premiums earned.

(6)	The net underwriting expense ratio is calculated by dividing net underwriting expenses (consisting of direct commission expenses and other underwriting expenses net of policy billing fees and ceding commission revenue) by net premiums earned. Because the ceding commission revenue we earn on our ceded premiums has historically been higher than our expenses incurred to produce those premiums, our extensive use of quota share reinsurance has caused our net underwriting expense ratio to be lower than our gross underwriting expense ratio under GAAP.

(7)	The net combined ratio is the sum of the net loss ratio and the net underwriting expense ratio.

(8)	Book value per share is based on total common stockholders’ equity divided by common shares outstanding at year end.

(9)	Diluted book value per share is calculated based on total common stockholders’ equity divided by the sum of the number of shares of common stock outstanding plus the appropriate common stock equivalents for stock options, warrants and restricted stock using the treasury stock method.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated audited financial statements and accompanying notes which appear elsewhere in this Form 10-K. It contains forward-looking statements that involve risks and uncertainties.

See “Business—Note on Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly under the headings “Business—Risk Factors” and “Business—Note on Forward-Looking Statements.”

Overview

We provide a broad range of property and casualty insurance products as well as reinsurance through our Insurance Subsidiaries, TICNY, TNIC, PIC, NEIC and MVIC. We also provide managing general underwriting, claims and other administration and reinsurance intermediary services through TRM, our insurance services subsidiary. We manage these operations through three business segments: insurance (commercial and personal lines underwriting), reinsurance, and insurance services (managing general agency, claims and other administration and reinsurance intermediary operations).

In our insurance segment, our Insurance Subsidiaries provide commercial and personal lines insurance policies to businesses and individuals. Our commercial lines products include commercial multiple-peril (provides both property and liability insurance), monoline general liability (insures bodily injury or property damage liability), commercial umbrella, monoline property (insures buildings, contents or business income), workers’ compensation and commercial automobile policies. Our personal lines products consist of homeowners, dwelling, personal automobile and other liability policies. In our reinsurance segment, TICNY assumes reinsurance directly from the insurance companies for which TRM produces insurance premiums (which we refer to as TRM’s “issuing companies”), except CPIC, or indirectly from reinsurers that provide reinsurance coverage directly to these issuing companies. In our insurance services segment, TRM generates management fees and commission income from its managing general agency by producing premiums on behalf of its issuing companies, including CPIC, and generates fees by providing claims administration and reinsurance intermediary services. The insurance services segment also generates other administration revenue from services provided to CastlePoint Reinsurance. See “Business—Reinsurance—CastlePoint Reinsurance” and “Business—Strategic Relationship and Agreements with CastlePoint.”

Transactions With CastlePoint

We have invested in CastlePoint, an unconsolidated Bermuda holding company, which we organized and sponsored with an initial investment of $15.0 million on February 6, 2006. We consolidated the activities of CastlePoint as a wholly owned subsidiary during the first quarter of 2006 and recognized approximately $0.5 million of non-recurring start-up costs. CastlePoint raised net proceeds of $249.9 million, in a private placement of shares in 2006 and $114.8 million in an initial public offering of shares in 2007 which reduced our investment ownership from 100% to 6.7%. The carrying value of our investment in CastlePoint increased from $15.0 million to $22.9 million at the end of 2006 and to $32.6 million at the end of 2007. We recorded gains of $7.9 million and $2.7 million in income before taxes in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 51, “Accounting for Sales of Stock by a Subsidiary” in the twelve months ended December 31, 2006 and 2007, respectively.

On April 6, 2006, we received a warrant from CastlePoint to purchase an additional 3.1% (adjusted for initial public offering) or 1,127,000 shares of common stock with a fair value of approximately $4.6 million using a Black-Scholes option pricing model. The warrant is exercisable in whole or in part at any time up to April 6, 2016, and the exercise price is $10 per share. Shares acquired through the exercise of the warrant may not be sold prior to April 9, 2009. The warrant was received in exchange for sponsorship services, which included management, operational and industry expertise to establish the CastlePoint organization and prepare for a private placement offering. Accordingly, we recognized $4.6 million in income before taxes in the twelve months ending December 31, 2006 relating to non-recurring sponsorship services. The warrant has been recorded as an equity instrument at cost, which was determined to be the fair value of the warrant on the date it was received and will be subject to impairment testing.

We have determined that our ownership in CastlePoint qualifies as a variable interest entity (“VIE”) under the provisions of FIN 46-(R). We determined that our investment in CastlePoint does not meet the requirements for consolidation because we are not the primary beneficiary of the VIE as defined in FIN 46-(R). However, we have recorded our 6.7% investment in CastlePoint using the equity method of accounting as we exercise significant influence over CastlePoint.

Our insurance segment reports premiums that we produce as part of our brokerage business. In addition, the insurance segment includes premiums from the traditional and specialty pools that CastlePoint Management manages for our Insurance Subsidiaries. Our insurance services segment records management fee income that we earn as a result of managing the brokerage business on behalf of CastlePoint. When shown in the consolidated results, this amount is included in total revenues. In addition, we plan to assume through a quota share agreement a certain percentage of the business written by CPIC. This business is reported in our reinsurance segment. See “Business—Strategic Relationship and Agreements with CastlePoint and Reinsurance—CastlePoint” for a description of the various agreements between the Company and CastlePoint.

Acquisition of Preserver

On April 10, 2007, we completed the acquisition of 100% of the issued and outstanding stock of Preserver for a base purchase price of approximately $64.7 million. In addition, $12 million of Preserver’s trust preferred securities remain outstanding. Preserver was a privately-held company that offered products similar to ours in the Northeast, particularly in New Jersey, Maine and Massachusetts. Preserver contributed approximately $63.7 million in direct written premiums to the Company’s operations in 2007 after the acquisition. Preserver’s insurance subsidiaries, PIC, NEIC and MVIC, are rated “B++” (Good) by A.M. Best Company. This transaction accelerated our regional expansion by allowing us to access Preserver’s approximately 300 agents that produce business in various Northeastern states.

Marketplace Conditions and Trends

The property and casualty insurance industry is affected by naturally occurring industry cycles known as “hard” and “soft” markets. For the first ten years after our company began, we operated in a soft market, generally considered an adverse industry condition in the property and casualty insurance industry. A soft market is characterized by intense competition that results in inadequate pricing, expanded coverage terms and increased commissions paid to distribution sources in order to compete for business. We believe that a hard market began sometime in late 2000. A hard market, generally considered a beneficial industry trend, is characterized by reduced competition that results in higher pricing, reduced coverage terms and lower commissions paid to acquire business.

In the last three decades, there have been three hard markets in which industry-wide inflation-adjusted premiums grew. Each of these periods was followed by an increase in capacity, price competition and the aggressive terms and conditions that are typical of a soft market.

A. M. Best and the Insurance Information Institute forecast that in 2007 the insurance industry is forecasted to have record earnings. Net income is projected to exceed $59 billion for the U.S. property & casualty industry. Despite continued price softening, an underwriting profit of $19.3 billion will be achieved. As in 2006, this was due, in part, to modest catastrophic activity, favorable loss reserve development and price monitoring. Analysts expect the industry’s profitability to continue in 2008, although market conditions should reduce the underwriting profit posted in 2007. A 2007 industry combined ratio is projected to be 93.8%; up only marginally from the 92.7% level in 2006.

The Insurance Information Institute has projected 2008’s combined ratio to increase to 97.3% with the return to a level of catastrophe losses expected in an average year. However, soft market conditions will prevail in most lines and segments. Catastrophe losses and the potential for ongoing decreased pricing and underwriting discipline provide the greatest threats to the industry’s 2008 underwriting profit results. Slower premium growth, claim frequency and severity trends, litigation, regulatory and legislative issues also will impact 2008.

The competitive market conditions have affected middle market and larger package policies, commercial automobile, workers’ compensation and umbrella policies. However, in the urban and metropolitan segments in which we participate, in particular, homeowners, smaller commercial accounts and the lower end of the middle market, increased competition and price softening have not been as evident as in the larger commercial account segment.

Our gross premiums written in 2007, 2006 and 2005 were $524.0 million, $432.7 million and $300.1 million, respectively. Premiums produced by TRM in 2007, 2006 and 2005 were $85.1 million, $12.9 million and $35.2 million, respectively.

A.M. Best Company estimates that the industry-wide change in net premiums written in the property and casualty industry was (1.2%) in 2007 compared to 3.9% in 2006 and is estimated to be (0.6%) in 2008. The change in industry policyholders’ surplus as estimated by A.M. Best Company was 9.0% in 2007 compared to 14.9% in 2006 and is estimated to be 4.6% in 2008. In addition, the new capacity that has entered the market has placed more pressure on production and profitability targets. We expect that premium levels will remain relatively attractive in the business segments we have targeted. These include small, commercial lines of business and modestly valued homeowners and dwelling policies. Management of our mix of business is expected to produce selective growth in the lower premium segment of the middle market. Generally, we will be less interested at the higher premium levels of the middle market in which we see continuing evidence that competitive forces will reduce potential for profitable growth. We expect to continue to maintain underwriting discipline and selectivity in low hazard classes of business, as well as focusing on premium adequacy and appropriate coverage terms. Our broad product line platform continues to allow us the opportunity to adjust our business mix in response to varying market conditions.

Principal Revenue and Expense Items

We derive our revenue from the net premiums earned, ceding commissions, direct commission revenue, fees and net investment income and net realized gains from investments.

Net premiums earned.  Premiums written include all premiums received by an insurance company during a specified accounting period, even if the policy provides coverage beyond the end of the year. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned is included in the unearned premium reserve and is realized as income in subsequent periods over the remaining term of the policy. Our policies typically have a term of 12 months. Thus, for example, for a policy that is written on July 1, 2007, one-half of the premiums would be earned in 2007 and the other half would be earned in 2008.

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

Net investment income and realized gains and losses on investments.  We invest our statutory surplus and the funds supporting our insurance reserves (including unearned premium reserve and the reserves established to pay for losses and loss adjustment expenses) in cash, cash equivalents and securities. Our investment income includes interest and dividends earned on our invested assets. Realized gains and losses on invested assets are reported separately from net investment income. We earn realized gains when invested assets are sold for an amount greater than their amortized cost in the case of fixed maturity securities and cost in the case of equities, and we recognize realized losses when invested assets are written down or sold for an amount less than their amortized cost or cost, as applicable.

Ceding commission revenues.  We earn ceding commission revenues (generally a percentage of the premiums ceded) on the gross premiums written that we cede to reinsurers under quota share reinsurance agreements.

Direct commission revenues and fees.  Direct commission revenues and fees consist of commissions earned by TRM on premiums produced by its managing general agency and fees earned from its claims administration, other administration services and reinsurance intermediary services. It also includes policy billing fees that we earn in the course of collecting premiums from our policyholders. This fee is charged primarily on policies written through our insurance segment.

Our expenses consist primarily of:

Losses and loss adjustment expenses.  We establish loss and loss adjustment expenses (“LAE”) reserves in an amount equal to our estimate of the ultimate liability for claims under our insurance policies and the cost of adjusting and settling those claims. Our provision for loss and LAE reserves in any period, which is the expense recorded, includes estimates for losses incurred during the period and changes in estimates for prior periods.

Operating expenses.  In our insurance and reinsurance segments, we refer to the operating expenses that we incur to underwrite risks as underwriting expenses. Underwriting expenses consist of direct and ceding commission expenses and other underwriting expenses. In our insurance services segment, we refer to our operating expenses as insurance services expenses, which consist of direct commission expense and other insurance services expenses. On a consolidated basis, operating expenses for all three business segments are divided into direct and ceding commission expenses and other operating expenses as explained below:

•	Direct and ceding commission expenses. We pay direct commission expense to our producers in our insurance segment for the premiums that they generate for us. Our managing general agency also pays direct commission expense to our producers in our insurance services segment. In addition, TICNY also pays ceding commission expense to TRM’s issuing companies for the reinsurance premiums that we assume in our reinsurance segment. Ceding commission is typically paid on quota share reinsurance agreements, but not on excess of loss reinsurance agreements.

•	Other operating expenses. Other operating expenses consist of other underwriting expenses related to our Insurance Subsidiaries’ underwriting operations in our insurance and reinsurance segments and other insurance services expenses related to our managing general agency and reinsurance intermediary operations conducted through TRM in our insurance services segment. Other underwriting expenses consist of general administrative expenses such as salaries, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately and boards, bureaus and taxes, which are the assessments of statistical agencies for items such as rating manuals, rating plans and experience data, as well as state and local taxes based on premiums, licenses and fees, assessments for fire patrol and contributions to workers’ compensation and state and local security funds. Other insurance services expenses include general administrative expenses, principally reimbursements to TICNY for underwriting services, and exclude expenses that are incurred by TRM’s issuing companies such as boards, bureau and taxes. General administrative expenses related to claims administration services, which are billed on an hourly basis to TRM’s issuing companies are also excluded.

•	Interest expense. We pay interest on our loans, on subordinated debentures and on segregated assets placed in trust accounts on a “funds withheld” basis in order to collateralize reinsurance recoverables. In addition, interest expense includes amortization of any debt issuance costs over the remaining term of our subordinated debentures.

•	Income taxes. We pay Federal, state and local income taxes and other taxes.

Measurement of Results

We use various measures to analyze the growth and profitability of our three business segments. In the insurance and reinsurance segments, we measure growth in terms of gross, ceded and net premiums written and we measure underwriting profitability by examining our loss, expense and combined ratios. We also measure our gross and net written premiums to surplus ratios to measure the adequacy of capital in relation to premiums written. In the insurance services segment, we measure growth in terms of premiums produced by TRM on behalf of other insurance companies as well as fee and commission revenue received and we analyze profitability by evaluating income before taxes and the size of such income relative to our Insurance Subsidiaries’ net premiums earned. On a consolidated basis, we measure profitability in terms of net income and return on average equity.

Premiums written.  We use gross premiums written to measure our sales of insurance products and, in turn, our ability to generate ceding commission revenues from premiums that we cede to reinsurers. Gross premiums written also correlates to our ability to generate net premiums earned.

Loss ratio.  The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of a company’s insurance business. We measure our loss ratio on a gross (before reinsurance), and net basis (after reinsurance) as well as the loss ratio on the ceded portion (the difference between gross and net premium) for our insurance and reinsurance segments. We use the gross loss ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. We use the ceded loss ratio to measure the experience on the premiums that we cede to reinsurers, including the premiums ceded under our quota share treaties. Since 2001, the loss ratio on such ceded business has determined the ceding commission rate that we earn on ceded premiums. Our net loss ratio is meaningful in evaluating our financial results, which are net of ceded reinsurance, as reflected in our consolidated financial statements. In addition, we use accident year and calendar year loss ratios to measure our underwriting profitability. An accident year loss ratio measures losses and loss adjustment expenses for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premiums earned during that year. A calendar year loss ratio measures losses and loss adjustment expense for insured events occurring during a particular year and the changes in estimates in loss reserves from prior accident years as a percentage of premiums earned during that year.

Underwriting expense ratio.  The underwriting expense ratio is the ratio of direct and ceding commission expenses and other underwriting expenses less policy billing fees and other administration revenue to premiums earned. The underwriting expense ratio measures a company’s operational efficiency in producing, underwriting and administering its insurance business. Due to our historically high levels of reinsurance, we calculate our underwriting expense ratio on a gross basis (before the effect of ceded reinsurance) and net basis (after the effect of ceded reinsurance). Ceding commission revenue is applied to reduce our underwriting expenses in our insurance company operation. Because the ceding commission rate we earn on our premiums ceded has historically been higher than our underwriting expense ratio on those premiums, our extensive use of quota share reinsurance has caused our net underwriting expense ratio generally to be lower than our gross expense ratio.

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

Premiums produced by TRM.  TRM operates a managing general agency that earns commissions on written premiums produced on behalf of its issuing companies. Although TRM is not an insurance company, we have historically used TRM’s access to its issuing companies as a means to expand our ability to generate premiums in states where our Insurance Subsidiaries were not yet licensed. As part of our strategic relationship with CastlePoint, we entered into a management agreement on July 1, 2007, with CPIC to produce and manage brokerage business on behalf of CPIC. For this reason, we use written premiums produced by TRM on behalf of its issuing companies as well as TRM’s commission revenue to evaluate our ability to achieve growth and generate fees.

Net income and return on average equity.  We use net income to measure our profits and return on average equity and to measure our effectiveness in using our stockholders’ equity to generate net income on a consolidated basis. In determining return on average equity for a given year, net income is divided by the average of stockholders’ equity for that year.

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

Loss and LAE reserves.  The reserving process for loss and LAE reserves provides for our best estimate at a particular point in time of the ultimate unpaid cost of all losses and loss adjustment expenses incurred, including settlement and administration of losses, and is based on facts and circumstances then known and including losses that have been incurred but not yet been reported. The process includes using actuarial methodologies to assist in establishing these estimates, judgments relative to estimates of future claims severity and frequency, the length of time before losses will develop to their ultimate level and the possible changes in the law and other external factors that are often beyond our control. The methods used to select the estimated loss reserves include the loss ratio projection, incurred loss projection, and the Bornhuetter-Ferguson (B-F) method. The methods are described in “Business—Loss and Loss Adjustment Expense Reserves.” The process produces carried reserves set by management based upon the actuaries’ best estimate and is the result of numerous best estimates made by line of business, accident year, and loss and loss adjustment expense. The amount of loss and loss adjustment expense reserves for reported claims is based primarily upon a case-by-case evaluation of coverage, liability, injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and loss adjustment expense reserves for unreported claims are determined using historical information by line of insurance as adjusted to current conditions. Since our process produces loss reserves set by management based upon the actuaries’ best estimate, there is no explicit or implicit provision for uncertainty in the carried loss reserves.

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

We segregate our data for estimating loss reserves. Property lines include Fire, Homeowners, CMP Property, Multi-Family Dwellings and Auto Physical Damage. Casualty lines include CMP Liability, Other Liability, Workers’ Compensation, Commercial Auto Liability, and Personal Auto Liability. The actuarial methods used by segment have been consistent since the 2003 year-end review. During the year-end review the accident years are split into most recent, first prior and all other accident years. For the 2007 review the most recent accident year is 2007, the first prior is 2006, and all other accident years are 2005 and prior. The table below shows the method used by product line and accident year to select the estimated year-ending loss reserves:

Accident Year

Product Line	Most Recent	1st Prior	All Other

Fire	Loss Ratio	Loss Development	Loss Development
Homeowners	Loss Ratio	Loss Development	Loss Development
Multi-Family	Loss Ratio	Loss Development	Loss Development
Commercial multiple-peril property	Loss Ratio	Loss Development	Loss Development
Commercial multiple-peril liability	Loss Ratio	B-F	Loss Development
Workers’ Compensation	Loss Ratio	B-F	Loss Development
Other Liability	Loss Ratio	B-F	Loss Development
Commercial Auto Liability	Loss Ratio	B-F	Loss Development
Auto Physical Damage	Loss Ratio	Loss Development	Loss Development
Personal Auto Liability	Loss Ratio	Loss Development	Loss Development

Two key assumptions that materially impact the estimate of loss reserves are the loss ratio estimate for the current accident year and the loss development factor selections for all accident years. The loss ratio estimate for the current accident year is selected after reviewing historical accident year loss ratios adjusted for rate changes, trend, and mix of business.

Our data have sufficient credibility to base development factors on our own data. The loss development factors are reviewed annually. There have only been minor changes in selected loss development factors since 2003. The chart below shows the number of years by product line when we expect 50%, 90% and 99% of losses to be reported for a given accident year:

Number of years

Segment	50%	90%	99%

Fire	< 1 year	< 1 year	2 years
Homeowners	< 1 year	< 2 years	3 years
Multi-Family	< 2 years	< 2 years	5 years
Commercial multiple-peril property	< 1 year	1 year	2 years
Commercial multiple-peril liability	< 2 years	5 years	9 years
Workers’ Compensation	< 1 year	2 years	5 years
Other Liability	3 years	4 years	9 years
Commercial Auto Liability	< 1 year	3 years	4 years
Auto Physical Damage	< 1 year	< 1 year	1 year
Personal Auto Liability	< 1 year	< 2 years	4 years

We have has made only minor changes to the key assumptions used during the last three annual reserve estimates.

Net Premiums Earned.  Insurance policies issued or reinsured by the Company are short-duration contracts. Accordingly, premium revenue, including direct writings and reinsurance assumed, net of premiums ceded to reinsurers, is recognized as earned in proportion to the amount of insurance protection provided, on a pro-rata basis over the terms of the underlying policies. Unearned premiums represent premium applicable to the unexpired portions of in-force insurance contracts at the end of each year. Prepaid reinsurance premiums represent the unexpired portion of reinsurance premiums ceded.

Ceding commissions earned.  We have historically relied on quota share, excess of loss and catastrophe reinsurance to manage our regulatory capital requirements and limit our exposure to loss. Generally, we have ceded a significant portion of our insurance premiums to reinsurers in order to maintain our net leverage ratio at our desired target level.

Ceding commission earned under a quota share reinsurance agreement is based on the agreed upon commission rate applied to the amount of ceded premiums written. Ceding commissions are realized as income as ceded premiums written are earned. Since 2001, the ultimate commission rate earned on our quota share reinsurance contracts has been determined by the loss ratio on the ceded premiums earned. If the estimated loss ratio decreases from the level currently in effect, the commission rate increases and additional ceding commissions are earned in the period in which the decrease is recognized. If the estimated loss ratio increases, the commission rate decreases, which reduces ceding commissions earned. As a result, the same uncertainties associated with estimating loss and LAE expense reserves affect the estimates of ceding commissions earned. We monitor the ceded ultimate loss ratio on a quarterly basis to determine the effect on the commission rate of the ceded premiums earned that we accrued during prior accounting periods. The estimated ceding commission income relating to prior years recorded in 2007, 2006 and 2005 was a decrease of $0.5 million, and an increase of $1.1 million and a decrease of $1.2 million, respectively.

Insurance Services Revenue.  Direct commission revenue from the Company’s managing general underwriting services is recognized and earned as insurance policies are placed with TRM’s issuing companies. Fees from reinsurance intermediary services are earned when the Company’s Insurance Subsidiaries or TRM’s issuing companies cede premiums to reinsurers. Claims administration fees and other administration revenues are earned as services are performed.

Reinsurance recoverables.  Reinsurance recoverable balances are established for the portion of paid and unpaid loss and LAE that is assumed by such reinsurers. Prepaid reinsurance premiums represent unearned premiums that are ceded to reinsurers. Reinsurance recoverables and prepaid reinsurance premiums are reported on our balance sheet separately as assets, instead of being netted against the related liabilities, since reinsurance does not relieve us of our legal liability to policyholders and ceding companies. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Consequently, we bear credit risk with respect to our individual reinsurers and may be required to make judgments as to the ultimate recoverability of our reinsurance recoverables. Additionally, the same uncertainties associated with estimating loss and LAE reserves affect the estimates of the amount of ceded reinsurance recoverables. We continually monitor the financial condition and rating agency ratings of our reinsurers. Non-admitted reinsurers are required to collateralize their share of unearned premium and loss reserves either by placing funds in a trust account meeting the requirements of New York Regulation 114 or by providing a letter of credit. In addition, from October 2003 to December 31, 2005, we placed our new quota share treaties on a “funds withheld” basis, under which TICNY retained the ceded premiums written and placed that amount in segregated trust accounts from which TICNY may withdraw amounts due to it from the reinsurers. In 2007 and 2006, CastlePoint Reinsurance collateralized its net exposure with a New York Regulation 114 compliant trust account.

Deferred acquisition costs/commission revenues.  We defer certain expenses and commission revenues related to producing and reinsuring insurance business, including commission expense on gross premiums written, commission income on ceded premiums written, premium taxes and certain other costs related to the acquisition of insurance contracts. These costs and revenues are capitalized and the resulting asset or liability, deferred acquisition costs/revenues, is amortized and charged to expense or income in future periods as gross and ceded premiums written are earned. The method followed in computing deferred acquisition costs/income limits the amount of such deferred amounts to its estimated realizable value. The ultimate recoverability of deferred acquisition costs is dependent on the continued profitability of our insurance underwriting. We also consider anticipated invested income in determining the recoverability of these costs. If our insurance underwriting ceases to be profitable, we may have to write-off a portion of our deferred acquisition costs, resulting in a further charge to income in the period in which the underwriting losses are recognized.

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

Impairment of invested assets.  Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. In accordance with FSP FAS 115-1 and FAS 124-1, “Other-Than-Temporary Impairment and Its Application to Certain Investments”, we regularly review our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In general, we focus our attention on those securities whose fair value was less than their amortized cost or cost, as appropriate, for six or more consecutive months. In evaluating potential impairment, we consider, among other criteria: the current fair value compared to amortized cost or cost, as appropriate; the length of time the security’s fair value has been below amortized cost or cost; our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in value; specific credit issues related to the issuer; specific cash flow estimations for mortgage-backed securities and current economic conditions. In addition, while evaluating the asset and mortgaged back securities portfolios, management follows the guidance of EITF 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”).

Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. We recorded OTTI in our fixed maturity and equity securities in the amounts of $10.1 million, $0 and $0 in 2007, 2006 and 2005, respectively. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in our consolidated financial statements. See “Business-Investments” and “Note 2. Investments” in the notes to our audited consolidated financial statements for additional detail regarding our investment portfolio at December 31, 2007, including disclosures regarding other than temporary declines in investment value.

Intangible assets and potential impairment.  The costs associated with a group of assets acquired in a transaction are allocated to the individual assets, including identifiable intangible assets, based on their relative fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to our future cash flows. Identifiable intangible assets with finite useful lives are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. An impairment loss is recognized if the carrying value of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment losses were recognized in 2007, 2006 and 2005. Significant changes in the factors we consider when evaluating our intangible assets for impairment losses could result in a significant change in impairment losses reported in our consolidated financial statements. See “Note 7. Intangible Assets” in the notes to our audited consolidated financial statements.

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

Consolidated Results of Operations

	For the year ended December 31,

		% Total		% Total		% Total
($ in thousands)	2007	Revenue	2006	Revenue	2005	Revenue

Revenues
Premiums earned
Gross premiums earned	$521,934		$363,425		$237,833
Less: Ceded premiums earned	(235,828)		(139,437)		(73,397)

Net premiums earned	286,106	70%	223,988	75%	164,436	75%
Total commission and fee income	106,348	26%	52,237	17%	40,213	18%
Net investment income	36,699	9%	23,026	8%	14,983	7%
Net realized investment (losses) gains	(17,511)	(4%)	12	0%	122	0%

Total	411,642	100%	299,263	100%	219,754	100%

Expenses
Net loss and loss adjustment expenses	157,906		135,125		96,614
Operating expenses	178,349		114,233		86,471
Interest expense	9,290		6,870		4,853

Total Expenses	345,545		256,228		187,938

Equity in income of unconsolidated affiliate	2,438		914		—
Gain from issuance of common stock by unconsolidated affiliate	2,705		7,883		—
Warrant received from unconsolidated affiliate	—		4,605		—

Income before taxes	71,240		56,437		31,816
Federal and state income taxes	26,158		19,673		11,062

Net Income	$45,082		$36,764		$20,754

Key Measure
Return on average equity	18.0%	(1)	22.2%		15.1%

(1)	Excluding net realized losses on investments, return on average equity would have increased 4.6%.

The following table reconciles the results of our individual segments to consolidated income before income taxes:

	For the year ended December 31,

($ in thousands)	2007	2006	2005

Insurance segment underwriting profit	$45,869	$29,255	$19,262
Reinsurance segment underwriting profit (loss)	740	(1,504)	422

Total underwriting profit	46,609	27,751	19,684
Insurance services segment pretax income	11,183	1,299	2,840
Net investment income	36,699	23,026	14,983
Net realized gains (losses) on investments	(17,511)	12	122
Corporate expenses	(1,592)	(2,183)	(960)
Interest expense	(9,290)	(6,870)	(4,853)
Other Income	5,143	13,402	—

Income before taxes	$71,241	$56,437	$31,816

Consolidated Results of Operations 2007 Compared to 2006

Total revenues.  Total revenues increased by 37.6% to $411.6 million for 2007 compared to $299.3 million for 2006. The increase is primarily due to the increase in earned premiums, total commission and fee income and net investment income, offset by net realized investment losses. The acquisition of Preserver added $59.4 million to total revenues in 2007. Gross premiums earned increased by 43.6% to $521.9 million for 2007 compared to $363.4 million in 2006 partly due to the acquisition of Preserver, which added $63.6 million in gross premiums earned, and growth in our book of business. Total commission and fee income increased to

$106.3 million, in 2007 compared to $52.2 million, in 2006. An increase in both the quota share ceding percentage and commission on premiums produced by TRM contributed to this increase. Net investment income increased in 2007 primarily due to an increase in invested assets compared to 2006. Net realized investment losses were $17.5 million in 2007 compared to realized gains of $12,000 in 2006. The losses in 2007 are due to the sale of various residential mortgage-backed securities and recognition of $10.1 million in OTTI.

Premiums earned.  Net premiums earned increased by 27.7% to $286.1 million for 2007 compared to $224.0 million for 2006. The increase in net premiums earned was due to the 21.1% increase in gross premiums written for 2007 compared to 2006, offset in part by a 69.1% increase in ceded premiums earned for 2007 compared to 2006. Other items affecting the year to year comparison are shown below:

	Gross		Ceded		Net

($ in millions)	Amount	% Change	Amount	% Change	Amount	% Change

Premiums earned at December 31, 2006	$363.4		$(139.4)		$224.0
Add: Preserver Group	61.5	16.9%	(13.5)	9.7%	48.0	21.4%
Deduct: PX Re commutation	(11.4)	(3.1%)	—	0.0%	(11.4)	(5.1%)
Add: organic growth during 2007	108.4	29.8%	(82.9)	59.4%	25.5	11.4%

Premiums earned at December 31, 2007	$521.9	43.6%	$(235.8)	69.1%	$286.1	27.7%

During 2007 we ceded $189.8 million of our premiums earned to CastlePoint, compared to $75.5 million in 2006. We did not place quota share reinsurance for policies written during the first quarter of 2006 in expectation that CastlePoint Reinsurance, post formation, would agree to enter into a multi-year quota share reinsurance agreement with us. We entered into three multi-year quota share reinsurance agreements with CastlePoint Reinsurance on April 6, 2006. In order to achieve our targeted net retention consistent with our hybrid business model, the quota share ceding percentages on our policies were as follows:

		Ceded
Dates	Quota share Reinsurance Agreement with	Amount

April 6, 2006 – June 30, 2006	CastlePoint Reinsurance	30%
July 1, 2006 – December 31, 2006	CastlePoint Reinsurance	40%
January 1, 2007 – March 31, 2007	CastlePoint Reinsurance	49%
April 1, 2007 – June 30, 2007	CastlePoint Reinsurance	40%
April 1, 2007 – June 30, 2007	CastlePoint Insurance Company	9%
July 1, 2007 – December 31, 2007	CastlePoint Reinsurance	40%

Commission and fee income.  Total commission and fee income increased by 103.6% to $106.3 million for 2007 compared to $52.2 million in 2006. Ceding commission revenue earned increased as a result of the overall increase in ceded premiums earned as discussed above. Also, as discussed above, in 2007 our managing general agency subsidiary, TRM, produced $84.2 million in premium on behalf of CPIC and earned $27.0 million in fee income. Preserver’s inclusion in the CastlePoint quota share agreement added $4.0 million in commission and fee income for 2007. In addition, commission and fee income includes other administration revenue of $1.4 million from services provided to and reimbursed by CastlePoint. For 2007 the change in estimated sliding scale commission rate for commissions earned in prior periods in both the insurance segment and the insurance services segment resulted in a net increase of $1.3 million compared to a net increase of $1.9 million in 2006.

Net investment income and realized gains (losses).  Net investment income increased by 59.6% to $36.7 million for 2007 compared to $23.0 for 2006. The increase in net investment income resulted from an increase in cash and invested assets to $696.8 million as of December 31, 2007 compared to $564.6 million as of December 31, 2006. Net cash flows provided by operations of $75.9 million contributed to the increase in invested assets during 2007. The increase in invested assets was also due to cash flow provided by financing activities of $67.5 million as a result of our net proceeds from the issuance of subordinated debentures on January 25, 2007, an equity offering on January 26, 2007 and the exercise of the underwriters’ over-allotment option on February 5, 2007, partially offset by $40 million of funds used to redeem our preferred stock. The acquisition of Preserver added $4.8 million of net investment income in 2007. The net cash flow used in investing activities was $182.9 million for 2007 and includes $66.2 million for the purchase of Preserver. On a tax equivalent basis, the book yield was 5.6% as of December 31, 2007 and 5.7% as of December 31, 2006.

Net realized investment losses were $17.5 million for 2007 compared to net realized investment gains of $12,000 for 2006. The net realized investment losses were related to the sale of a closed-end investment fund, Hyperion Brookfield Collateralized Securities Fund (“HCS Fund”), which was sold in December 2007. The HCS Fund invested in various investment grade mortgage-backed and asset-backed securities. In addition we recognized $10.1 million of OTTI. The OTTI included all of our equity investments in “REITs, as well as all of our sub-prime exposures within our residential mortgage-backed securities.

Loss and loss adjustment expenses.  Gross loss and loss adjustment expenses and the gross loss ratio for the insurance and reinsurance segments combined for 2007 were $264.7 million and 50.7%, respectively, compared to $199.9 million and 55.0%, respectively, for 2006. The net loss ratio for the combined segments was 55.2% for 2007 as compared to 60.3% in 2006. The net loss ratio in 2006 included a $1.6 million charge resulting from the commutation agreement with PXRE which was a present value discount on the reserves commuted. In addition to the commutation agreement with PXRE, we executed novation agreements with PXRE relating to other reinsurance agreements covering business written in 2001, 2002 and 2003. These agreements were written by other insurance companies with respect to business managed on their behalf by TRM. Under the novation agreements we assumed loss liabilities of $12.2 million and received consideration of $11.4 million. Since novation transactions are recorded by including the consideration received as premiums written and earned and the liabilities assumed as losses incurred, the gross and net loss ratios were also affected. The PXRE commutation and novation transactions added 1.7 and 3.2 percentage points to the gross and net loss ratios, respectively, in 2006.

The decrease in the gross and net loss ratios for 2007 compared to 2006, excluding the effect of the PXRE transactions, was primarily due to lower than expected loss emergence for workers’ compensation, commercial auto liability and the property lines of business. However the decrease in the net loss ratio, excluding the impact of PXRE, was offset, in part, by the difference in the amount of reserves released from prior accident years in 2007 compared to 2006. During 2007, prior accident years’ loss reserves developed favorably to the extent of $1.6 million, whereas during 2006, prior accident years’ loss reserves developed favorably to the extent of $2.3 million excluding the $1.6 million loss related to the commutation with PXRE, resulting in net favorable development of $0.7 million.

Operating expenses.  Operating expenses increased by 56.1% to $178.4 million for 2007 from $114.2 million for 2006. The increase was due primarily to the increase in underwriting expenses resulting from the growth in premiums earned and additional staffing and facility expenses. The acquisition of Preserver added $22.0 million of operating expenses in 2007. The integration of Preserver is on target with our expectations and Preserver’s gross expense ratio was reduced to 33.6% in the portion of 2007 subsequent to the acquisition and to 31.2% in the fourth quarter of 2007.

Interest expense.  Our interest expense increased to $9.3 million for 2007, compared to $6.9 million for 2006. The increase resulted from $1.6 million of interest expense from the $20.6 million of subordinated debentures issued on January 25, 2007, $0.4 million of interest expense from the $20.6 million of subordinated debentures issued on March 31, 2006, $0.1 million resulting from an increase in interest rates on the floating rate portions of our subordinated debentures and $0.9 million from $12.3 million of outstanding junior subordinated notes of Preserver. These increases were partially offset by a decrease of $0.4 million in the amounts credited to reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables due to the reduction in the corresponding reinsured losses.

Other income.  For 2007 and 2006 we recorded other income of $5.1 million and $13.4 million, respectively. The $5.1 million of other income for 2007 represents our equity in CastlePoint’s 2007 net income as well as a $2.7 million gain which resulted from our investment in CastlePoint as a result of its initial public offering which occurred in the first quarter of 2007.

Income tax expense.  Our income tax expense was $26.2 million for 2007 compared to $19.7 million for 2006. The increased income tax expense was due primarily to the increase in income before income taxes, as well as an increase in state and local income taxes for TRM, which is included in the insurance services segment. The effective income tax rate was 36.6% for 2007 compared to 34.9% for 2006.

Net income and return on average equity.  Our net income and return on average equity was $45.1 million and 18.0%, respectively, for 2007 compared to $36.8 million and 22.2%, respectively, for 2006. Excluding net realized losses on investments, return on equity for 2007 would have increased 4.6%. For 2007, the return was calculated by dividing net income, after deducting $0.7 million of preferred stock dividends and excess consideration paid for the redemption of preferred stock in January, 2007, of $44.4 million, by average stockholders’ equity of $246.9 million. In 2006, the return was calculated by dividing net income of $36.6 million, excluding preferred stock dividends of $0.2 million, by an average stockholders’ equity of $164.6 million.

Consolidated Results of Operations 2006 Compared to 2005

During 2006 a number of significant events affected the consolidated results of operations. We executed commutation and novation agreements between us and PXRE in order to eliminate our exposure to uncollateralized reinsurance recoverables from PXRE. We recorded a net charge as a result of these agreements of $5.5 million. In addition, we realized gains on our investment in CastlePoint as result of CastlePoint’s sale of unissued CastlePoint shares in a private offering, which resulted in a $7.9 million gain. We also received a warrant to purchase additional CastlePoint shares which was valued at $4.6 million resulting in additional income in that amount, in exchange for sponsorship services, which included management, organizational and industry expertise. Lastly, we entered into three multi-year quota share reinsurance agreements and a service and expense agreement with CastlePoint. Since we did not place quota share reinsurance in the first quarter of 2006, pending the formation of CastlePoint Reinsurance, we ceded $40.9 million of unearned premiums to CastlePoint Reinsurance as of April 1, 2006. In addition we completed our acquisition of MIIX Insurance Company of New York which we renamed Tower Indemnity Company of America. In October 2006, we entered into an agreement to sell all of the issued and outstanding capital stock of TICA to Castle Point for a cash purchase price of $350,000 plus an amount equal to the value of the statutory surplus of TICA at closing. Following the closing of the TICA transaction which occurred on December 4, 2006, CastlePoint renamed TICA “CastlePoint Insurance Company.” In December 2006, we issued 40,000 shares of perpetual preferred stock for $40.0 million less $0.4 million of issuance costs. On January 26, 2007 the perpetual preferred stock was redeemed in full.

Total revenues.  Total revenues increased by 36.2% to $299.3 million in 2006 compared to $219.8 million in 2005. The increase is primarily due to the increase in net premiums earned, total commission and fee income and net investment income. Net premiums earned represented 74.8% of total revenues in both 2006 and 2005. Net investment income, excluding realized capital losses, represented 7.7% and 6.8% of total revenues, in 2006 and 2005, respectively. In addition, total commission and fee income increased to $52.2 million, or 17.5% of total revenue, in 2006 compared to $40.2 million, or 18.3% of total revenue, for 2005.

Premiums earned.  Net premiums earned increased by 36.2% to $224.0 million in 2006 compared to $164.4 million for 2005. The increase in net premiums earned was due to the overall increase in gross premiums written through December 31, 2006 especially in our other liability, homeowners and commercial multi peril lines and the novation agreements with PXRE. The novation agreements added $11.4 million to gross and net premiums earned in 2006. Since we did not place quota share reinsurance in the first quarter of 2006, pending the formation of CastlePoint Reinsurance, we ceded $40.9 million of unearned premiums as of April 1, 2006 and $114.2 million of premiums on policies written in 2006. The second, third and fourth quarter cessions to CastlePoint reflected a 30%, 40% and 40% quota share ceding percentage for the brokerage business, respectively, resulting in a total quota share ceded premium earned to CastlePoint in 2006 of $75.5 million. The total quota share ceded premium earned in 2006, including premiums ceded to other reinsurers under the 2005 quota share agreements, was $115.1 million. This represents a 91.5% increase in comparison to $60.1 million in 2005. The traditional program business and specialty program business quota share ceding percentages were 50% and 85%, respectively, in 2006. In 2006, we ceded $2.2 million to CastlePoint for the traditional and specialty program business.

Commission and fee income.  Total commission and fee income increased by 29.9% to $52.2 million in 2006 compared to $40.2 million in 2005. This was due to the increase in the ceding commission revenue earned as a result of the overall increase in ceded premiums earned as discussed above. In addition, commission and fee income includes other administration revenue of $0.7 million from services provided to and reimbursed by CastlePoint. This increase was offset in part by a reduction in fee income in our insurance services segment as more policies previously produced in that segment were written in our insurance segment. Additionally, as a result of the commutation agreements with PXRE, we recorded a charge (reduction) of $3.2 million to ceding commissions representing the difference between the carried amount of commissions due from PXRE and the amount received at an estimated present value. In 2006 the change in estimated sliding scale commission rate for commissions earned in prior periods in both the insurance segment and the insurance services segment resulted in a net increase of $1.9 million of commission and fee income compared to a reduction of $1.2 million in 2005.

Net investment income and realized gains.  Net investment income increased by 53.7% to $23.0 million in 2006 compared to $15.0 million in 2005. This resulted from an increase in invested assets and cash and cash equivalents to $564.6 million as of December 31, 2006 compared to $395.9 million as of December 31, 2005. Net cash flow provided by operations, including $37.0 million of cash received from PXRE resulting from the commutation and novation transactions, contributed to the $168.7 million increase in invested assets and cash and cash equivalents in 2006. On a tax equivalent basis, the yield was 5.7% as of December 31, 2006 and 5.2% as of December 31, 2005.

Net realized investment gains were $12,000 in 2006 compared to net realized investment gains of $122,000 for 2005. There was no impact on net realized gains attributable to adjustments for other than temporary impairment of securities held during 2006 or in 2005.

Loss and loss adjustment expenses.  Gross loss and loss adjustment expenses and the gross loss ratio for the insurance and reinsurance segments combined in 2006 were $199.9 million and 55.0%, respectively, compared to $135.2 million and 56.8%, respectively, for 2005. The net loss ratio for the combined segments was 60.3% for the 2006 as compared to 58.8% in 2005. The net loss ratio in 2006 reflected a $1.6 million charge resulting from the commutation agreement with PXRE which was a present value discount on the reserves commuted. In addition to the commutation agreement with PXRE, we executed novation agreements with PXRE relating to other reinsurance agreements covering business written in 2001, 2002 and 2003. These agreements were written by other insurance companies with respect to business managed on their behalf by TRM. Under the novation agreements we assumed loss liabilities of $12.2 million and received consideration of $11.4 million. Since novation transactions are recorded by including the consideration received as premiums written and earned and the liabilities assumed as losses incurred, the gross and net loss ratios were also affected. The PXRE commutation and novation transactions added 1.7 and 3.2 percentage points to the gross and net loss ratios, respectively, in 2006

The decrease in the gross and net loss ratios, excluding the effect of the PXRE transactions, in 2006 compared to 2005 was primarily due to lower than expected loss emergence for the property lines for the 2005 and 2006 accident years. However the decrease in the net loss ratio, excluding the effect of PXRE, was offset, in part, by the increase in the catastrophe reinsurance premiums ceded. Also, during 2006, prior accident years’ net loss reserves developed favorably to the extent of $2.3 million. The $1.6 million charge related to the PXRE commutation affected prior accident years’ reserves. Accordingly the net favorable development on prior year’s reserves was $0.7 million. There was favorable development from prior years’ loss reserves on a net basis of approximately $0.4 million in 2005. See “Insurance Services Segment Results of Operations” and “Reinsurance Segment Results of Operations” for further discussion.

Operating expenses.  Operating expenses increased by 32.1% to $114.2 million in 2006 from $86.5 million in 2005. The increase was due primarily to the increase in underwriting expenses resulting from the growth in premiums earned. Operating expenses in 2006 also includes organizational and start up costs of approximately $0.5 million related to our sponsorship of CastlePoint which was a wholly owned subsidiary during the first quarter of 2006.

Interest expense.  Our interest expense increased in 2006 to $6.9 million compared to $4.9 million in 2005. The increase resulted from $1.3 million of interest expense from the $20.6 million of subordinated debentures issued on March 31, 2006, $0.4 million resulting from an increase in interest rates on the floating rate portions of our subordinated debentures and $0.3 million as a result of crediting reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables.

Other Income.  In 2006 we recorded a gain of $7.9 million resulting from CastlePoint’s private offering of unissued shares and other income of $4.6 million from a warrant that we received from CastlePoint for our sponsorship and formation activities. We also recorded $0.9 million income representing our 8.6% equity in CastlePoint’s net income for the nine months ended December 31, 2006. See “Note 3.—Investments in Unconsolidated Affiliate—CastlePoint” elsewhere in our consolidated financial statements included in this report for further details regarding gains and losses recorded on these transactions.

Income tax expense.  Our income tax expense was $19.7 million in 2006 compared to $11.1 million in 2005. The increased income tax expense was due primarily to the increase in income before income taxes. The effective income tax rate was 34.9% in 2006 compared to 34.8% in 2005.

Net income and return on average common equity.  Our net income and return on average common equity was $36.8 million and 22.2%, respectively, in 2006 compared to $20.8 million and 15.1%, respectively, in 2005. In 2006, the return was calculated by dividing net income of $36.6 million excluding preferred stock dividends by an average common stockholders’ equity of $164.6 million. The net effects of the PXRE commutation and novation transactions, and the gains recorded on the CastlePoint investment and warrant, reduced by $0.5 million of start-up expenses for CastlePoint, added $4.1 million to our net income and 2.2 percentage points to our return on average common equity in 2006. For 2005, the return was calculated by dividing net income of $20.8 million by an average stockholders’ equity of $137.1 million.

Insurance Segment Results of Operations

	For the year ended December 31,

($ in thousands)	2007	2006	2005

Revenues
Premiums earned
Gross premiums earned	$516,077	$344,015	$236,174
Less: ceded premiums earned	(235,783)	(139,336)	(73,263)

Net premiums earned	280,294	204,679	162,911
Ceding commission revenue	71,011	43,130	25,218
Policy billing fees	2,005	1,129	868

Total	353,310	248,938	188,997

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	262,195	182,911	134,788
Less: ceded loss and loss adjustment expenses	(106,769)	(64,929)	(39,088)

Net loss and loss adjustment expenses	155,426	117,982	95,700
Underwriting expenses
Direct commission expense	85,096	56,021	38,772
Other underwriting expenses	66,919	45,680	35,263

Total underwriting expenses	152,015	101,701	74,035

Underwriting profit	$45,869	$29,255	$19,262

Key Measures
Premiums written
Gross premiums written	$523,287	$408,334	$298,643
Less: ceded premiums written	(264,827)	(187,509)	(88,200)

Net premiums written	$258,460	$220,825	$210,443

Loss Ratios
Gross	50.8%	53.2%	57.1%
Net	55.5%	57.6%	58.7%
Accident Year Loss Ratios
Gross	51.4%	54.1%	57.3%
Net	55.6%	58.2%	59.0%
Underwriting Expense Ratios
Gross	29.1%	29.2%	31.0%
Net	28.2%	28.1%	29.4%
Combined Ratios
Gross	79.9%	82.4%	88.1%
Net	83.6%	85.7%	88.1%

Insurance Segment Results of Operations 2007 Compared to 2006

Gross premiums.  Gross premiums written increased by 28.2% to $523.3 million for 2007 compared to $408.3 million for 2006. Gross premiums earned increased by 50.0% to $516.1 million for 2007 compared to $344.0 million for 2006. The lesser increase in gross premiums written than gross premium earned resulted from the implementation of insurance risk sharing with CastlePoint by placing premiums with CPIC through TRM, which generated a significant increase in commission and fee income in our insurance services segment. Other items affecting gross premiums included the acquisition of Preserver on April 10, 2007 that added $63.7 million and $63.6 million in gross premiums written and earned, respectively, for 2007 and growth in specialty program business premium, managed by CastlePoint which increased to $24.5 million in 2007, compared to $11.1 million in 2006. Also, in 2007 we initiated a wholesale producer program which will allow us to strategically expand our core brokerage book of business locally and geographically into larger insurance markets. We have started writing excess and surplus lines business in Florida and Texas, and will start writing on an admitted basis in California in 2008. Additionally, as part of the wholesale producer program we will appoint producers with binding authority to write new program business which is separate and distinct from our core book of brokerage business. New business written in 2007 from wholesale agents with binding authority amounted to approximately $29.0 million, of which approximately $7.0 million was written in Florida. In 2008 we expect to accelerate our new business growth through this initiative. Policies in-force, before the effect of the Preserver acquisition, increased by 16.8% as of December 31, 2007 compared to December 31, 2006. During 2007, premium increases on renewed business averaged 9.3% in personal lines and 0.3% in commercial lines. The retention rate was 75% for personal lines and 72% for commercial lines. The retention rate on both personal and commercial lines declined in 2007 as compared to 2006 as brokerage business was renewed through TRM on behalf of CPIC. The retention rate including brokerage business renewed by TRM on behalf of CPIC was 85% for personal lines and 79% for commercial lines.

Effective in the fourth quarter of 2007, New York enacted a law to reform the workers’ compensation system. This law included provisions that instituted a cap on certain benefits, implemented several medical discount programs, eliminated a special disability fund for new claims and imposed various administrative changes on the workers’ compensation system. As a result of this legislation, workers’ compensation rates in New York were decreased by approximately 16% on an overall basis in October 2007. The rate decrease for our core classes of business was approximately 25%. The legislation also required the rate decrease to take effect midterm on any policy with an effective date after October 1, 2007. We have taken steps to analyze our book of business and adjust our strategy and believe the impact in 2008 on our existing rate levels will be an overall rate reduction of 13%. Our premiums written in New York in 2007 totaled $30.6 million.

Ceded premiums.  Ceded premiums written increased by 41.2% to $264.8 million for 2007 compared to $187.6 million for 2006. The greater increase in ceded premiums written than in gross premiums written was due to the increase in the quota share ceding percentages to CastlePoint Reinsurance in 2007 compared to 2006. We entered into three multi-year quota share reinsurance agreements with CastlePoint Reinsurance on April 6, 2006. We ceded $221.1 million of premiums written to CastlePoint Reinsurance in 2007 and $155.2 million in 2006. Separately, under our excess of loss and property catastrophe reinsurance programs, $4.4 million and $2.6 million of premiums were ceded to CastlePoint for 2007 and 2006, respectively. Additionally, effective April 1, 2007, under the brokerage business quota share agreement, CastlePoint paid us $2.3 million, which represented a 30% share of our catastrophe reinsurance costs. Overall, catastrophe ceded premiums were $14.8 million for 2007 as compared to $13.1 million in 2006, net of reimbursements for catastrophe reinsurance premiums from CastlePoint.

Ceded premiums earned increased 69.2% during 2007 as compared to 2006. This was due primarily to the 41.2% increase in ceded premiums written in 2007 and slightly lower ceded premiums earned in 2006. We did not cede any premiums in the first quarter of 2006 and the quota share ceding percentage was 30% for the three months ending June 30, 2006 and 40% thereafter.

Net premiums.  Net premiums written increased by 17.0% to $258.5 million for 2007 compared to $220.8 million for 2006. While gross premiums written increased by 28.2% in 2007, net premiums written did not increase as much because of the increased quota share ceding percentage mentioned above. Net premiums earned increased by 36.9% to $280.3 million in 2007 compared to $204.7 million for 2006. The growth was driven primarily by the increase in gross premiums earned, offset by an increase in the quota share ceding percentage and, to a lesser extent, by an increase in catastrophe reinsurance costs.

Ceding commission revenue.  Ceding commission revenue increased by 64.6% to $71.0 million for 2007 compared to $43.1 million for 2006 largely due to the 69.2% increase in ceded premiums earned. Also, as a result of the commutation agreements with PXRE, we recorded a charge of $3.2 million to ceding commission revenue in 2006. During 2007, ceding commission revenue decreased by $0.5 million as a result of an increase in the ceded loss ratios on prior years’ quota share treaties while in 2006 ceding commission revenue increased $1.1 million as a result of an improvement in the ceded loss ratios on prior years’ quota share treaties.

Loss and loss adjustment expenses and loss ratio.  Gross and net losses and loss adjustment expenses were $262.2 million and $155.4 million, respectively, for 2007 compared with $182.9 million and $118.0 million, respectively in 2006. Our gross loss ratio was 50.8% for 2007 as compared with 53.2% in 2006. Our net loss ratio was 55.5% for 2007 as compared with 57.6% in 2006. The effect of the PXRE commutation added 0.7% of a percentage point to the net loss ratio in 2006. The decrease in the gross and net loss ratios, excluding the effect of the PXRE commutation, for 2007 compared to 2006 was primarily due to lower than expected loss emergence for workers’ compensation, commercial auto liability and the property lines. However the decrease in the net loss ratio, excluding the impact of PXRE, was offset, in part, by the difference in the amount of reserves released from prior accident years in 2007 compared to 2006. During 2007, prior accident years’ loss reserves developed favorably to the extent of $0.4 million, whereas during 2006, prior accident years’ loss reserves developed favorably to the extent of $2.6 million excluding the $1.6 million loss related to the commutation with PXRE, resulting in net favorable development of $1.0 million.

Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing arrangement between TICNY and TRM. See “Insurance Services Segment Results of Operations” for the amounts of loss and loss adjustment expense reimbursements.

Underwriting expenses.  Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $152.0 million for 2007 as compared with $101.7 million for 2006. Our gross expense ratio was 29.1% for 2007 as compared with 29.2% for 2006. We have made significant progress integrating Preserver into our operations. Preserver’s gross expense ratio for the portion of 2007 subsequent to the acquisition declined to 33.6% and 31.2% in the fourth quarter of 2007, compared to 41.1% prior to acquisition.

The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 16.5% for 2007, compared to 16.3% for 2006. The increase is partially due to higher commissions on program business.

The underwriting expense portion of the gross expense ratio was 12.6% for 2007 as compared to 13.0% for 2006. Although underwriting expenses increased due to the growth in premium volume, the gross underwriting expense ratio declined as gross premiums earned increased more rapidly than underwriting expenses.

The net underwriting expense ratio was 28.2% for 2007 as compared to 28.1% in 2006. The net expense ratio in 2006 was affected by the reduction in ceding commissions of $3.2 million resulting from the commutations with PXRE which added 1.6 percentage points to the net expense ratio and benefited by both a higher ceding commission rate and a favorable increase in ceding commission revenue which resulted from improvement in the ceded loss ratio on prior year quota share treaties.

Underwriting profit and combined ratio.  The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $45.9 million in 2007 and $29.3 million in 2006.

Preserver’s contribution to underwriting profit was $4.2 million in 2007. The gross combined ratio was 79.9% for 2007 as compared with 82.4% for 2006. The lower gross combined ratio in 2007 resulted primarily from a lower gross loss ratio in 2007 compared to 2006. The net combined ratio was 83.6% for 2007 as compared to 85.7% for 2006. The decrease in the net combined ratio resulted from a decrease in the net loss ratio, offset in part, by a slight increase in the net underwriting expense ratio. The effects of the commutations reduced underwriting profit in 2006 by $4.8 million and added 2.3 percentage points to the net combined ratio.

Insurance Segment Results of Operations 2006 Compared to 2005

Gross premiums.  Gross premiums written increased by 36.7% to $408.3 million in 2006 compared to $298.6 million in 2005. Gross premiums earned increased by 45.7% to $344.0 million in 2006 compared to $236.2 million in 2005. Gross premiums earned in 2006 was affected by the significant increase in gross premiums written in 2005 and the overall increase in gross premiums written through December 31, 2006 especially in our homeowners and commercial multi peril and other liability lines. The number of policies in force increased by 18.8% as of December 31, 2006 compared to December 31, 2005. Additionally, during 2006, premium increases on renewed business averaged 9.3% in personal lines and 3.3% in commercial lines. The retention rate was 87% for personal lines and 80% for commercial lines during 2006. New business written during 2006 through former OneBeacon producers that we appointed in connection with the 2004 renewal rights transaction amounted to $21.5 million compared to $17.3 million in 2005.

Ceded premiums.  Ceded premiums written increased by 112.6% to $187.5 million in 2006 compared to $88.2 million for 2005. This increase was greater than the increase in gross premiums written for the following reasons. In April 2006, we entered into three multi-year quota share reinsurance agreements with CastlePoint Reinsurance. Since we did not place quota share reinsurance in the first quarter of 2006, we ceded to CastlePoint Reinsurance $40.9 million of unearned premiums as of April 1, 2006. In addition, we ceded $114.2 million of premiums written on policies that began on April 1, 2006 through the period ending December 31, 2006. Consistent with our business plans and targeted net premiums written levels, the second, third and fourth quarter cessions to CastlePoint Reinsurance reflected a 30%, 40% and 40% quota share ceding percentage, respectively, for the brokerage business resulting in a total quota share ceded premium earned to CastlePoint in 2006 of $75.5 million. The total quota share ceded premium earned in 2006, including premiums ceded to other reinsurers under the 2005 quota share agreements, was $115.1 million. This represents a 91.5% increase in comparison to $60.1 million in 2005. The traditional program business and specialty program business quota share ceding percentages were 50% and 85%, respectively, in 2006. In 2006, we ceded $2.2 million to CastlePoint for the traditional and specialty program business.

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

Net premiums.  Net premiums written increased by 4.9% to $220.8 million for 2006, compared to $210.4 million for 2005 notwithstanding the 36.7% increase in gross premiums written. This was due to the increased ceded premiums written as described above.

Net premiums earned increased by 25.6% to $204.7 million in 2006 compared to $162.9 million in 2005 as a result of the 45.7% increase in gross premiums earned offset by the 90.2% increase in ceded premiums earned discussed above.

Ceding commission revenue.  Ceding commission revenue increased by 71.0% to $43.1 million in 2006 compared to $25.2 million for 2005 due to the 90.2% increase in ceded premiums earned offset, in part, by a lower quota share ceding commission rate of 34% as compared to a ceding commission rate of 41% in 2005. Also, as a result of the commutation agreements with PXRE, we recorded a charge of $3.2 million to ceding commission revenue in 2006. Ceding commission revenue increased by $1.1 million in 2006 as a result of an improvement in the ceded loss ratios on prior years’ quota share treaties compared to a decrease of $0.8 million as a result of deterioration in the ceded loss ratios on prior years’ quota share treaties in 2005.

Loss and loss adjustment expenses and loss ratio.. Gross and net losses and loss adjustment expenses were $182.9 million and $118.0 million, respectively, in 2006 compared with $134.8 million and $95.7 million, respectively, for 2005. Our gross loss ratio was 53.2% in 2006 as compared with 57.1% for 2005. The net loss ratio was 57.6% for 2006 and reflected the $1.6 million charge resulting from the commutation agreement with PXRE referred to previously. The effect of the commutation added 0.7% percentage point to the net loss ratio in 2006. The net loss ratio was 58.7% in 2005. The decrease in the gross and net loss ratios, excluding the impact of PXRE, in 2006 compared to 2005 was primarily due to lower than expected loss emergence for the property lines for the 2006 accident year compared to 2005. However the decrease in the net loss ratio, excluding the impact of PXRE, was offset, in part, by the significant increase in the amount of catastrophe reinsurance premiums ceded which reduced net earned premiums thereby increasing the net loss ratio. We ceded catastrophe reinsurance premiums equal to 5.0% of net premiums earned during 2006 as compared to 2.5% in 2005. During 2006, prior accident years’ loss reserves developed favorably to the extent of $2.6 million excluding the $1.6 million loss related to the commutation with PXRE, resulting in net favorable development of $1.0 million. There was favorable development from prior years’ loss reserves on a net basis of approximately $0.4 million in 2005.

Loss and LAE are net of reimbursements for loss and LAE expenses made by TRM pursuant to the expense sharing arrangement between TICNY and TRM. See “Insurance Services Segment Results of Operations” for the amounts of loss and LAE expense reimbursements.

Underwriting expenses.  Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $101.7 million in 2006 as compared with $74.0 million for 2005. Our gross expense ratio was 29.2% in 2006 as compared with 31.0% for 2005.

The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 16.3% in 2006, compared to 16.4% for 2005.

The underwriting expense portion of the gross expense ratio was 13.0% in 2006 as compared to 14.6% for 2005. Although underwriting expenses increased due to the growth in premium volume, the gross ratio declined as gross premiums earned increased more rapidly than underwriting expenses.

The net underwriting expense ratio was 28.1% in 2006 as compared to 29.4% for 2005. The net expense ratio, which reflects ceding commission revenue, was affected by the reduction in ceding commissions of $3.2 million resulting from the commutations with PXRE which added 1.6 percentage points to the net expense ratio. The net expense ratio in 2006 also included the benefit of additional ceding commission revenue due to the additional premiums ceded to CastlePoint Reinsurance as of April 1, 2006.

Underwriting profit and combined ratio.  The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $29.3 million in 2006 and $19.3 million in 2005. The gross combined ratio was 82.4% in 2006 as compared with 88.1% for 2005. The decrease in the gross combined ratio in 2006 resulted primarily from a decrease in both the gross loss ratio and gross underwriting expense ratio. The net combined ratio was 85.7% in 2006 as compared to 88.1% in 2005. The decrease in the net combined ratio resulted from a decrease in both the net loss ratio and the net underwriting expense ratio as described above. The effects of the commutation reduced underwriting profits by $4.8 million and added 2.3 percentage points to the net combined ratio.

Reinsurance Segment Results of Operations

	For the year ended December 31,

($ in thousands)	2007	2006	2005

Revenues
Premiums earned
Gross premiums earned	$5,857	$19,410	$1,659
Less: ceded premiums earned	(45)	(101)	(134)

Net premiums earned	5,812	19,309	1,525
Ceding commission revenue	(1)	—	(1)

Total	5,811	19,309	1,524

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	2,553	16,952	410
Less: ceded loss and loss adjustment expenses	(73)	191	504

Net loss and loss adjustment expenses	2,480	17,143	914
Underwriting expenses
Direct commission expense	1,880	2,612	16
Other underwriting expenses	711	1,058	173

Total underwriting expenses	2,591	3,670	189

Underwriting profit (loss)	$740	$(1,504)	$421

Key Measures
Premiums written
Gross premiums written	$728	$24,329	$1,464
Less: ceded premiums written	(5)	(84)	(125)

Net premiums written	$723	$24,245	$1,339

Loss Ratios
Gross	43.6%	87.3%	24.7%
Net	42.7%	88.8%	59.9%
Accident Year Loss Ratios
Gross	63.5%	86.8%	55.2%
Net	64.0%	87.3%	60.0%
Underwriting Expense Ratios
Gross	44.2%	18.9%	11.4%
Net	44.6%	19.0%	12.5%
Combined Ratios
Gross	87.8%	106.2%	36.1%
Net	87.3%	107.8%	72.4%

Reinsurance Segment Results of Operations 2007 Compared to 2006

Gross premiums.  Gross premiums written decreased to $0.7 million for 2007 as compared to $24.3 million in 2006. During 2007, principally in the fourth quarter, we assumed $0.7 million of premiums produced by TRM on behalf of an issuing carrier, other than CPIC. In 2006, we entered into novation agreements with PXRE which increased gross premiums written and earned by $11.4 million, in addition to the other premiums produced by TRM. Gross premiums earned decreased to $5.9 million for 2007 from $19.4 million in 2006. Almost all of the premiums earned in 2007 arise from premiums written in 2006.

Loss and loss adjustment expenses and loss ratio.  Gross loss and loss adjustment expenses were $2.6 million for 2007 as compared to $17.0 million in 2006. Net losses were $2.5 million in 2007 as compared to $17.1 million in 2006. The gross and net loss ratios were 43.6% and 42.7%, respectively, in 2007 as compared to 87.3% and 88.8%, respectively, in 2006. Both gross and net losses in 2006 increased by $12.2 million as a result of the novation agreements with PXRE that added 27.9 percentage points and 26.1 percentage points to the gross and net loss ratio, respectively, in 2006.

There was favorable development from prior years’ loss reserves on a net basis of approximately $1.2 million in 2007, compared to unfavorable development from prior years’ loss reserves on a net basis of approximately $0.3 million in 2006.

Underwriting expenses and underwriting expense ratio.  Gross underwriting expenses decreased in 2007 to $2.6 million as compared to $3.7 million in 2006. The gross and net underwriting expense ratios were 44.2% and 44.6%, respectively, for 2007 compared to 18.9% and 19.0%, respectively, in 2006. The lower gross and net underwriting expense ratios in 2006 were the direct result of the $11.4 million of additional gross and net premiums earned from the PXRE novation which did not incur a commission expense. The effects of the PXRE novation reduced the gross and net underwriting expense ratios by 27.1 percentage points and 27.6 percentage points, respectively, in 2006.

Underwriting profit and combined ratio.  The underwriting profit from assumed reinsurance for 2007 was $0.7 million compared to underwriting loss of $1.5 million for 2006 which includes the charge of $0.8 million resulting from the novation agreements with PXRE. The net combined ratio was 87.3% for 2007 compared to 107.8% for the same period of 2006. The lower net combined ratio for 2007 was the result of the decreased net loss ratio, offset in part by the increase in the net underwriting expense ratio as explained above.

The gross combined ratio decreased to 87.8% for 2007 compared to 106.2% for 2006 due to the decrease in the gross loss ratio, offset in part, by an increase in the gross underwriting expense ratio as explained above. The effects of the novation agreements added 0.7 percentage point and 1.5 percentage points to the gross and net combined ratios, respectively, in 2006.

Reinsurance Segment Results of Operations 2006 Compared to 2005

Gross premiums.  Gross premiums written increased to $24.3 million for, 2006 as compared to $1.5 million for 2005. This increase was due to our novation agreements with PXRE in June 2006 which increased assumed premiums written by $11.4 million and our decision to assume substantially all of the premiums placed through the insurance services segment. Gross premiums earned increased to $19.4 million in 2006 from $1.7 million in 2005 due to the novation agreements with PXRE. The increase in gross premium written and earned in 2006, excluding the novation from PXRE, resulted from business produced by TRM on behalf of Virginia Surety and State National in states where TICNY and TNIC were not yet licensed. In 2005, the majority of this business was reinsured by other reinsurers.

Net premiums.  Net premiums written increased to $24.2 million for the twelve months ended December 31, 2006 as compared to $1.3 million in 2005. The increase in net premiums written was due to an increase in gross premiums as discussed above. Net premiums earned increased to $19.3 million in 2006 as compared to $1.5 million in 2005 as a result of the increase in gross premiums earned, which included the premiums arising from the novation agreements with PXRE.

Loss and LAE expenses and loss ratio.  Gross loss and LAE expenses were $17.0 million in 2006 as compared to $0.4 million for 2005. Net losses were $17.1 million in 2006 as compared to $0.9 million in 2005. Both gross and net losses in 2006 were increased by $12.2 million as a result of the novation agreements with PXRE. The gross and net loss ratios were 87.3% and 88.8%, respectively, in 2006 as compared to 24.7% and 59.9%, respectively, in 2005. There was unfavorable development from prior years’ loss reserves on a net basis of approximately $0.3 million in 2006, compared to favorable development from prior years’ loss reserves on a net basis of approximately, $0.5 million in 2005. The effect of the PXRE novation agreements added 27.9 percentage points and 26.1 percentage points to the gross and net loss ratio, respectively, in 2006.

Underwriting expenses and underwriting expense ratio.  Gross underwriting expenses increased in 2006 to $3.7 million as compared to $0.2 million in 2005. Our net underwriting expense ratio increased to 19.0% in 2006 from 12.5% in 2005. These increases resulted from approximately a 34% to 35% ceding commission paid to issuing carriers in 2006. In 2005, this segment assumed premiums on an excess of loss basis which did not result in a ceding commission payment. Additionally, the increase in gross premiums written resulted in an increase in the allocated share of other underwriting expenses to this segment. The gross and net underwriting expense ratios were 18.9% and 19.0%, respectively, in 2006 compared to 11.4% and 12.4%, respectively, in 2005. The PXRE novation added $11.4 million of additional gross and net premiums earned but did not include any commission expense and thus lowered the gross and net expense ratios. The effects of the PXRE novation reduced the gross and net underwriting expense ratios by 27.1 percentage points and 27.6 percentage points, respectively, in 2006.

Underwriting (loss) profit and combined ratio.  The underwriting loss from assumed reinsurance in 2006 was $1.5 million compared to underwriting profit of $0.4 million in 2005 and includes the charge of $0.8 million resulting from the novation agreements with PXRE. The net combined ratio was 107.8% in 2006 compared to 72.3% in 2005. The higher net combined ratio in 2006 was the result of the increased net loss ratio as explained above.

The gross combined ratio increased to 106.2% in 2006 compared to 36.1% in 2005 due to the increase in the gross loss ratio and the other underwriting expense ratio. The effects of the PXRE novation agreements added 0.7 percentage point to the gross combined ratio and reduced the net combined ratio by 1.5 percentage points in 2006.

Insurance Services Segment Results of Operations

	For the year ended December 31,

($ in thousands)	2007	2006	2005

Revenue
Direct commission revenue from managing general agency	$28,795	$3,466	$9,148
Claims administration revenue	2,314	3,193	4,268
Other administration revenue (1)	1,421	737	—
Reinsurance intermediary fees (2)	770	577	688
Policy billing fees	33	5	23

Total	33,333	7,978	14,127

Expenses
Direct commissions expense paid to producers	14,055	1,925	5,051
Other insurance services expenses	5,793	1,578	1,981
Claims expense reimbursement to TICNY (3)	2,302	3,176	4,255

Total	22,150	6,679	11,287

Insurance services pre-tax income (loss)	$11,183	$1,299	$2,840

Premiums produced by TRM on behalf of issuing companies	$85,098	$12,926	$35,177

(1)	Other administration revenue includes amounts reimbursed by CastlePoint Reinsurance for services rendered pursuant to a service and expense sharing agreement.
(2)	Reinsurance intermediary fees include commissions earned for placement of reinsurance on behalf of TICNY and TNIC.
(3)	Consists of underwriting expenses reimbursed to TICNY pursuant to an expense sharing agreement and to CastlePoint Reinsurance pursuant to a service and expense sharing agreement.

Insurance Services Segment Results of Operations 2007 Compared to 2006

Total revenues.  Total revenues for the insurance services segment were $33.3 million for 2007 as compared with $8.0 million in 2006. The principal components of total revenues for our insurance services segment are direct commission revenue, claims administration revenue and other administration revenue. The increase in total revenues was primarily due to direct commission revenue increasing to $28.8 million for 2007 compared to $3.5 million in 2006 mainly as a result of business produced on behalf of CPIC which began in May 2007 but increased substantially beginning in July 2007. Overall, premiums produced by TRM increased from $12.9 million in 2006, to $85.1 million in 2007 of which $84.2 million was produced on behalf of CPIC. In addition, there was an increase in commission revenue of $1.8 million and $0.8 million in 2007 and 2006, respectively, as a result of favorable loss development on the premiums produced in prior years. Claims administration revenues decreased to $2.3 million for 2007 compared to $3.2 million in 2006 as a result of fewer hours associated with claims handled on behalf of issuing carriers. Other administration revenue was $1.4 million for 2007 compared to $0.7 million in 2006 and consists primarily of reimbursements from CastlePoint under a service and expense sharing agreement.

Direct commission expense.  TRM’s direct commission expense rate was 16.5% for 2007 compared to 14.9% for 2006. The direct commission expense rate increased in 2007 as a result of the change in the mix of business TRM produced on behalf of CPIC in comparison to what TRM produced in 2006 for other issuing carriers. The CPIC book of business is produced through the same agents who produce business written through our insurance segment and TRM’s commission rates are similar to the commission rates in the insurance segment.

Other insurance services expenses.  The amount of reimbursement for underwriting expenses by TRM to TICNY in 2007 was $5.8 million as compared to $1.6 million in 2006. The increase in other insurance expenses resulted from the increase in premium produced.

Claims expense reimbursement.  The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY was $2.3 million in 2007 as compared to $3.2 million in 2006 due to a decrease in the number of claims handled.

Pre-tax income.  Pre-tax income in 2007 increased to $11.2 million as compared to $1.3 million in 2006. The increase was primarily due to the increase in premiums produced and the resulting direct commission revenue and, to a lesser extent, additional commissions from the favorable loss development on premiums produced in prior years as compared to 2006.

Insurance Services Segment Results of Operations 2006 Compared to 2005

Total revenues.  Total revenues for the insurance services segment were $8.0 million in 2006 as compared with $14.1 million for 2005. The decrease in total revenues was due to direct commission revenue that decreased 62.1% to $3.5 million in 2006 compared to $9.1 million for 2005. Reinsurance intermediary fees decreased to $0.6 million in 2006 compared to $0.7 million in 2005 in which reinsurance intermediary fees were increased as a result of an adjustment to a prior year reinsurance contract. Claims administration revenue decreased by 25.2% to $3.2 million in 2006 as compared to $4.3 million in 2005 as a result of fewer hours associated with claims handled for issuing carriers. These amounts were partially offset by $0.7 million of other administration revenue reimbursements from CastlePoint for the nine months ended December 31, 2006. In 2006 we entered into a service and expense sharing agreement with CastlePoint to provide underwriting, claims, legal and other corporate services, such as human resources and information technology, to CastlePoint.

For 2006, direct commission revenues decreased as compared to 2005 as a result of the 63.3% decrease in premiums produced by TRM to $12.9 million from $35.2 million as more policies previously produced in insurance services segment were renewed in the insurance segment. In addition there was an increase in commission revenue of $0.8 million in 2006 as a result of favorable loss development on the premiums produced in prior years, compared to a reduction of commission income of $0.4 million in 2005 resulting from unfavorable loss development on premiums produced in periods prior to 2005. As a result of the PXRE novation, TRM recognized $0.2 million of direct commission revenue.

Direct commission expense.  TRM’s direct commission expense rate was 14.9% in 2006 compared to 14.4% for 2005 as the majority of premiums in 2006 are on smaller policies that typically carry a higher commission rate as compared to 2005 when there was a larger proportion of policies with larger premiums and lower commission rates.

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

The aggregate fair value of our invested assets as of December 31, 2007 was $619.1 million. Our fixed maturity securities as of this date had a fair value of $606.5 million and an amortized cost of $616.8 million. Equity securities carried at fair value were $12.6 million with a cost of $14.4 million as of December 31, 2007.

On November 3, 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of other than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as OTTI. The guidance in this FSP applies to reporting periods beginning after December 15, 2005.

Impairment of investment securities results in a charge to net income when a market decline below cost is deemed to be other-than-temporary. As of December 31, 2007, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments in accordance with the provisions of this FSP and EITF 99-20. We recorded OTTI in our fixed maturity and equity securities in the amounts of $10.1 million and $0 in 2007 and 2006, respectively. The following table provides a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of December 31, 2007 and December 31, 2006.

	December 31,

	2007			2006
	Cost or		Unrealized	Cost or		Unrealized
	Amortized	Aggregate	Gains/	Amortized	Aggregate	Gains/
($ in thousands)	Cost	Fair Value	(Losses)	Cost	Fair Value	(Losses)

Category
U.S. Treasury securities	$25,837	$26,663	$826	$14,594	$14,459	$(135)
U.S. Agency securities	19,709	19,871	162	30,699	30,674	(25)
Municipal bonds	155,296	156,361	1,065	100,943	100,575	(368)
Corporate and other bonds	201,501	198,739	(2,762)	122,868	122,685	(183)
Commercial mortgage-backed securities	49,475	44,560	(4,915)	19,186	19,283	97
Residential mortgage-backed securities	144,028	139,867	(4,161)	111,187	109,974	(1,213)
Asset-backed securities	20,911	20,427	(484)	17,165	16,917	(248)
Preferred stocks	5,551	3,702	(1,849)	5,627	5,672	45
Common stocks	8,878	8,878	—	42,344	43,781	1,437

	$631,186	$619,068	$(12,118)	$464,613	$464,020	$(593)

*	Residential mortgage-backed securities include agency and non-agency backed securities with fair values of $99.9 million and $40.0 million, respectively as of December 31, 2007.

The following table presents information regarding our invested assets that were in an unrealized loss position at December 31, 2007 and 2006 by amount of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Aggregate	Unrealized
($ in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2007
Municipal bonds	$11,614	$(78)	$7,272	$(24)	$18,886	$(102)
Corporate and other bonds	77,262	(3,164)	24,631	(817)	101,893	(3,981)
Commercial mortgage-backed securities	24,146	(5,015)	8,325	(162)	32,471	(5,177)
Residential mortgage-backed securities	17,263	(2,511)	46,196	(2,733)	63,459	(5,244)
Asset-backed securities	2,898	(573)	—	—	2,898	(573)
Preferred stocks	3,702	(1,849)	—	—	3,702	(1,849)

	$136,885	$(13,190)	$86,424	$(3,736)	$223,309	$(16,926)

December 31, 2006
U.S. Government bonds	$10,620	$(31)	$17,952	$(269)	$28,572	$(300)
Municipal bonds	20,213	(94)	45,390	(613)	65,603	(707)
Corporate and other bonds	25,550	(237)	42,748	(1,052)	68,298	(1,289)
Commercial mortgage-backed securities	4,673	(34)	5,440	(100)	10,113	(134)
Residential mortgage-backed securities	23,996	(179)	56,395	(1,514)	80,391	(1,693)
Asset-backed securities	995	(3)	12,213	(234)	13,208	(237)
Common stocks	25,960	(275)	2,816	(463)	28,776	(738)

	$112,007	$(853)	$182,954	$(4,245)	$294,961	$(5,098)

Liquidity and Capital Resources

Sources and Uses of Funds

Tower is organized as a holding company with one intermediate holding company and five Insurance Subsidiaries and TRM. Tower’s principal liquidity needs include interest on debt, income taxes and stockholder dividends. Tower’s principal sources of liquidity include dividends and other permitted payments from our subsidiaries, as well as financing through borrowings and sales of securities.

TICNY is the only Insurance Subsidiary that has historically paid dividends. Under New York law, TICNY is limited to paying dividends to Tower only out of statutory earned surplus. In addition, the New York Insurance Department must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding twelve months, exceeds the lesser of (1) 10% of TICNY’s policyholders’ surplus as shown on its latest statutory financial statement filed with the New York State Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months. TICNY declared approximately $8.5 million, $5.5 million, and $4.6 million in dividends to Tower in 2007, 2006, and 2005, respectively. As of December 31, 2007, the maximum dividend distributions that TICNY could pay to its parent without approval of the New York State Insurance Department was $15.4 million.

The other Insurance Subsidiaries are subject to similar restrictions, usually related to policyholders’ surplus, unassigned surplus or net income and notice requirements of their domiciliary state.

As of December 31, 2007, the maximum dividend distribututions that our Insurance Subsidiaries could pay to Tower without approval of their domiciliary Insurance Departments was approximately $17.0 million.

TRM is not subject to any limitations on its dividends to Tower, other than the basic requirement that dividends may be declared or paid if the net assets of TRM remaining after such declaration or payment will at least equal the amount of TRM’s stated capital. TRM declared dividends of $0 in 2007, $0.7 million in 2006 and $2.6 million in 2005.

Pursuant to a Tax Allocation Agreement, we compute and pay Federal income taxes on a consolidated basis. At the end of each consolidated return year, each entity must compute and pay to Tower its share of the Federal income tax liability primarily based on separate return calculations. The tax allocation agreement allows Tower to make certain Code elections in the consolidated Federal tax return. In the event such Code elections are made, any benefit or liability is accrued or paid by each entity. If a unitary or combined state income tax return is filed, each entity’s share of the liability is based on the methodology required or established by state income tax law or, if none, the percentage of each entity’s separate income or tax divided by the total separate income or tax reported on the return. During 2007, Tower received $27.1 million in tax payments from its subsidiaries under this agreement.

Cash Flows from Follow-on Offering

On January 22, 2007, we signed an underwriting agreement providing for the issuance and sale of 2,704,000 shares of common stock at a price of $31.25 per share, less underwriting discounts, and granted to the underwriters an option to purchase up to 405,600 additional shares of common stock at the same price to cover over-allotments.

On January 26, 2007, we closed on the sale of 2,704,000 shares of common stock. On February 5, 2007, the underwriters exercised their over-allotment option with respect to 340,600 shares of common stock. We received aggregate net proceeds of approximately $89.4 million from the offering and over-allotment option, after underwriting discounts and expenses.

Cash Flows from Issuance of Subordinated Debentures and Perpetual Preferred Stock

In both January 2007 and March 2006, we issued $20 million of subordinated debentures, respectively.

On November 13, 2006, we entered into the Stock Purchase Agreement with a subsidiary of CastlePoint pursuant to which the Company agreed to issue and sell 40,000 shares of perpetual preferred stock to the subsidiary for aggregate consideration of $40 million. The transaction closed on December 4, 2006. On January 26, 2007, we fully redeemed all 40,000 shares of the preferred stock for $40.0 million using $20.0 million of the net proceeds from our trust preferred securities issued on January 25, 2007 and $20.0 million of the net proceeds from our common stock offering.

Surplus Levels

Tower’s Insurance Subsidiaries are required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from total assets. The NAIC maintains risk-based capital (“RBC”) requirements for property and casualty insurance companies. RBC is a formula that attempts to evaluate the adequacy of statutory capital and surplus in relation to investments and insurance risks. The formula is designed to allow the state Insurance Departments to identify potential weakly capitalized companies. Under the formula, a company determines its risk-based capital by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). Applying the RBC requirements as of December 31, 2007, our Insurance Subsidiaries’ risk-based capital exceeded the minimum level that would trigger regulatory attention. In addition to monitoring RBC to ensure regulatory compliance, we monitor various financial ratios, including gross and net premiums written to surplus ratios. In 2007, we contributed $3.2 million to TICNY, $2.5 million to PIC and $2.5 million to NEIC. In 2006, we contributed $49.6 million in capital and surplus to TICNY. In 2005, Tower contributed $10.0 million in capital and surplus to TNIC.

The statutory surplus that we are required to maintain varies depending on the type and amount of revenue that is derived. The statutory surplus requirements are based upon various capital adequacy tests and ratios established by rating agencies and insurance regulators. Statutory surplus requirements are greater for net premiums earned and retained than for premiums that we cede or transfer to reinsurers. Non-risk bearing revenues that are generated primarily from TRM do not require us to maintain any surplus, except capital necessary to meet TRM’s operating expenses. For these reasons, we attempt to reduce our statutory surplus requirement by limiting our net retention of premiums while generating ceding commissions in our Insurance Subsidiaries and non-risk bearing revenues in TRM.

Cash Flows

The primary sources of cash flow in our Insurance Subsidiaries are gross premiums written, ceding commissions from our quota share reinsurers, loss payments by our reinsurers, investment income and proceeds from the sale or maturity of investments. Funds are used by the Insurance Subsidiaries for ceded premium payments to reinsurers, which are paid on a net basis after subtracting losses paid on reinsured claims and reinsurance commissions. The Insurance Subsidiaries also use funds for loss payments and loss adjustment expenses on our net business, commissions to producers, salaries and other underwriting expenses as well as to purchase investments and to pay dividends to Tower. TRM’s primary sources of cash are commission and fee income. TRM’s primary uses of cash are commissions to producers and expenses reimbursed to TICNY under an expense sharing agreement.

Our reconciliation of net income to cash provided from operations is generally influenced by the collection of premiums in advance of paid losses, the timing of reinsurance, issuing company settlements and the timing of our loss payments.

Comparison of Years Ended December 31, 2007 and 2006

Cash flows.  Cash and cash equivalents at December 31, 2007 were $77.7 million as compared to $100.6 million at December 31, 2006. The cash equivalents at December 2006 were higher than what they were historically as a result of raising $48 million through the issuance of $40 million of perpetual preferred stock and $8 million from the sale of Tower Indemnity Company of America near the end of 2006. At the time we raised these funds the yield curve was relatively flat. At December 31, 2006, we had $65 million of cash equivalents invested in agency backed discount notes and commercial paper that had interest yields between 5.14% and 5.25%. Our belief then was that longer term interest rates would rise in 2007.

During 2007, yield spreads widened as a result of the lack of liquidity in the market, increasing the gross unrealized investment loss significantly. The increase in the unrealized investment loss was primarily in our residential and commercial mortgage-backed and asset-backed securities, as well as our corporate bond securities. Our policy has been to regularly review both our fixed-maturity and equity portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. At December 31, 2007, following our normal review, we recorded $10.1 million of OTTI on our equity and fixed maturity securities. Our equity securities are primarily invested in REITs and the OTTI for these securities was $5.2 million in 2007. The fixed maturity securities included sub-prime residential mortgage-backed securities and the OTTI for the sub-prime securities was $2.6 million in 2007. As a result of performing cash flow testing in accordance with Emerging Issues Task Force Number 99-20, we determined that additional OTTI related to other fixed maturity securities was $1.8 million. In January 2008, we sold two corporate bonds and have recorded an OTTI related to this bond as of December 31, 2007, because we no longer had the intent to hold them to maturity.

We have determined that we do not hold any remaining investments, after recording the charge for OTTI that would have been considered other than temporarily impaired and that the recent increase in the gross unrealized investment loss was caused by the lack of liquidity in the capital markets. We expect cash flows from operations to be sufficient to meet our liquidity requirements. We intend, and we believe we have the ability, to hold these investments, excluding the investments we determined were OTTI, until a recovery in value, which may be at maturity for fixed maturity securities.

For 2007 and 2006, net cash provided by operating activities was $75.9 million and $134.1 million, respectively. The decrease in cash flow for 2007 was a result of Federal income tax payments of $27.6 million for 2007, compared to $15.3 million for 2006, as well as increased reinsurance costs. In addition, net cash provided by operating activities in 2006 included $37 million received from PXRE which resulted from the commutation and novation transactions.

The net cash flows used in investing activities for 2007 was $182.9 million as compared to $132.0 million for the same period in 2006. Cash flow used for investing activities in 2007 included the payment of $66.0 million for the acquisition of Preserver Group, Inc. In addition, we paid $4.7 million of Preserver’s direct transaction costs in connection with the acquisition. During 2007, we capitalized $10.8 million for software, principally expenditures for operating systems, hardware and approximately $5.0 million as a result of the Preserver acquisition. In addition, there were increases in investments in municipal securities, corporate bonds, U.S. Treasuries and mortgage-backed investments for 2007 of $107.0 million and net sales in our equity investments of $8.9 million. During 2006, we capitalized $22.9 million for the purchase of fixed assets and entered into a sale leaseback on $5.2 million of these assets. We relocated our New York City corporate headquarters within the same building and capitalized $10.4 million for leasehold improvements, $3.9 million and $6.1 million for furniture and equipment and $6.4 million for computer hardware and software. The landlord provided a $4.8 million build-out allowance that partly financed the $10.4 million of leasehold improvements. In addition, we had net fixed maturity security purchases of $83.2 million and net purchases in our equity investments of $16.8 million. Also in 2006, we invested $14.4 million to start up CastlePoint.

The net cash flows provided by financing activities for 2007 and 2006 were $67.5 million and $59.7 million, respectively. The 2007 amount included the net proceeds from the issuance of $20.6 million in subordinated debentures on January 25, 2007, the $89.4 million of net proceeds from the January 26, 2007 equity offering and the related exercise of the underwriters’ over allotment option, offset by $40.0 million used for the redemption of preferred stock. In 2006, net cash flows provide by financing activities included the net proceeds from the issuance of $20.6 million of subordinated debentures on March 31, 2006 and the issuance of the perpetual preferred stock in December 2006, net of issuance costs.

Our insurance companies are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. As of December 31, 2007, the maximum amount of distributions that our insurance companies could pay to us without approval of their domiciliary Insurance Department was approximately $17.0 million. Cash flow needs at the holding company level are primarily for dividends to our stockholders and interest payments on our $101.0 million of subordinated debentures.

Comparison of Years Ended December 31, 2006 and 2005

In 2006 net cash provided by operating activities was $134.0 million compared to $128.5 million for 2005. The increase in net cash provided by operations in 2006 resulted primarily from an increase in collected premiums as a result of the growth in gross premiums written and the PXRE commutation and novation agreements executed during the second quarter of 2006, offset by the increase in payments to our reinsurers which resulted from an increase in the quota share premiums ceded to CastlePoint and from the increase in catastrophe costs in 2006.

In 2006 we had $132.0 million of net cash flows used in investing activities that were funded from operating cash flow compared to $143.3 million in 2005. During 2006, we capitalized $22.8 million for the purchase of fixed assets and entered into a sale-leaseback on $5.2 million of these assets. We relocated our New York City corporate headquarters within the same building during 2006. We capitalized $10.4 million for leasehold improvements, $6.1 million for furniture and equipment and $6.4 million for computer hardware and software in 2006. The landlord provided a $4.8 million build-out allowance which partly financed the $10.4 million of leasehold improvements. We had net purchases of $83.4 million of fixed-maturity securities and net purchases of $16.6 million of equity investments in 2006. In addition, during 2006 we invested $14.4 million to start up CastlePoint.

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

Liquidity

We maintain sufficient liquidity to pay claims, operating expenses and meet our other obligations. We held $77.7 million and $100.6 million of cash and cash equivalents at December 31, 2007 and 2006, respectively, which included $19.2 million and $20.0 million, respectively, of securities with an original maturity of less than ninety days that were recorded as cash equivalents on the balance sheet. We monitor our expected claims payment needs and maintain a sufficient portion of our invested assets in cash and cash equivalents to enable us to fund our claims payments without having to sell longer-duration investments. Cash and cash equivalents at December 31, 2007 includes $16 million of premiums collected through TRM on behalf of CPIC. These funds will be paid to CPIC within 90 days from December 31, 2007. As of December 31, 2007, cash and cash equivalents were approximately equal to the estimated $85.4 million of net loss reserves as of that date that we expect to pay within the next year. As necessary, we adjust our holdings of short-term investments and cash and cash equivalents to provide sufficient liquidity to respond to changes in the anticipated pattern of claims payments. See “Business — Investments.”

Commitments

The following table summarizes information about contractual obligations and commercial commitments. The minimum payments under these agreements as of December 31, 2007 were as follows:

	Payments due by period

		Less than	1-3	4-5	After
($ in thousands)	Total	1 year	years	years	5 years

Subordinated debentures	$101,036	$—	$—	$—	$101,036
Interest on subordinated debentures	228,633	8,409	16,819	16,819	186,586
Operating lease obligations	63,393	6,785	14,401	10,360	31,847
Gross loss reserves	501,243	137,393	195,176	105,974	62,700

Total contractual obligations	$894,305	$152,587	$226,396	$133,153	$382,169

The gross loss reserve payments due by period in the table above are based upon the loss and loss expense reserve estimates as of December 31, 2007 and actuarial estimates of expected payout patterns by line of business. As a result, our calculation of loss reserve payments due by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. The projected gross loss payments presented do not include the estimated ceded reserves recoverable from reinsurers that amounted to $189.6 million which are estimated to be recovered as follows: less than one year, $52.0 million; one to three years, $73.8 million; four to five years, $40.1 million; and after five years, $23.7 million. The interest on the subordinated debentures is calculated using interest rates in effect at December 31, 2007 for variable rate debentures.

For a discussion of our loss and LAE reserving process, see “Critical Accounting Policies — Loss and LAE Reserves.” Actual payments of losses and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss reserves vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors-Risks Related to Our Business-If our actual loss and loss adjustment expenses exceed our loss reserves, our financial condition and results of operations could be adversely affected,” for a discussion of the uncertainties associated with estimating loss and LAE reserves. The ceded reserves recoverable referred to above also assumes timely reimbursement from our reinsurers. If our reinsurers do not meet their contractual obligations on a timely basis, the payment assumptions presented above could vary materially.

Capital Resources

At various times over the past five years we have issued trust preferred securities through wholly-owned Delaware statutory business trusts. The trusts use the proceeds of the sale of the trust preferred securities and common securities that we acquire from the trust to purchase junior subordinated debentures from us with terms that match the terms of the trust preferred securities. Interest on the junior subordinated debentures and the trust preferred securities is payable quarterly. In some cases, the interest rate is fixed for an initial period of five years after issuance, then floats with changes in the London Interbank Offered Rate (“LIBOR”) and in other cases the interest rate floats with LIBOR without any initial fixed-rate period. The principal terms of the outstanding trust preferred securities are summarized in the following table.

Principal
Amount of
						Amount of	Junior
						Investment in	Subordinated
						Common	Debenture
			Maturity	Early		Securities of	Issued to
Issue Date	Amount	Issuer	Date	Redemption	Interest Rate	Trust	Trust

January 2007	$20.0 million	Tower Group Statutory Trust VI	March 2037	At our option at par on or after March 15, 2012	8.155% until January 25, 2012; three-month LIBOR plus 300 basis points thereafter	$0.6 million	$20.6 million

March 2006	$20.0 million	Tower Group Statutory Trust V	April 2036	At our option at par on or after April 7, 2011	8.5625% until March 31, 2011; three-month LIBOR plus 330 basis points thereafter	$0.6 million	$20.6 million

December 2004	$13.0 million	Tower Group Statutory Trust IV	March 2035	At our option at par on or after December 21, 2009	Three-month LIBOR plus 340 basis points	$0.4 million	$13.4 million

December 2004	$13.0 million	Tower Group Statutory Trust III	December 2034	At our option at par on or after December 15, 2009	7.4% until December 7, 2009; three-month LIBOR plus 340 basis points thereafter	$0.4 million	$13.4 million

September 2003	$10.0 million	Tower Group Statutory Trust II	September 2033	At our option at par on or after September 30, 2008	7.5% until September 30, 2008; three-month LIBOR plus 400 basis points thereafter	$0.3 million	$10.3 million

Principal
Amount of
						Amount of	Junior
						Investment in	Subordinated
						Common	Debenture
			Maturity	Early		Securities of	Issued to
Issue Date	Amount	Issuer	Date	Redemption	Interest Rate	Trust	Trust

May 2003	$10.0 million	Tower Group Statutory Trust I	May 2033	At our option at par on or after May 15, 2008	Three-month LIBOR plus 410 basis points (capped at 12.5% until May 15, 2008)	$0.3 million	$10.3 million

May 2004	$12.0 million	Preserver Capital Trust I	April 2034	At our option at par on or after May 24, 2009	Three-month LIBOR plus 425 basis points (capped at 12.5% until May 24, 2009)	$0.4 million	$12.3 million

We do not consolidate interest in our statutory business trusts for which we hold 100% of the common trust securities because we are not the primary beneficiary of the trusts. Our investments in common trust securities of the statutory business trusts are reported in investments as equity securities. We report as a liability the outstanding subordinated debentures owed to the statutory business trusts.

Under the terms for all of the trust preferred securities, an event of default may occur upon:

•	non-payment of interest on the trust preferred securities, unless such non-payment is due to a valid extension of an interest payment period;

•	non-payment of all or any part of the principal of the trust preferred securities;

•	our failure to comply with the covenants or other provisions of the indentures or the trust preferred securities; or

•	bankruptcy or liquidation of us or the trusts.

If an event of default occurs and is continuing, the entire principal and the interest accrued on the affected trust preferred securities and junior subordinated debentures may be declared to be due and payable immediately.

Pursuant to the terms of our subordinated debentures, we and our subsidiaries cannot declare or pay any dividends if we are in default or have elected to defer payments of interest on the subordinated debentures.

Off Balance Sheet Arrangements

We have posted an irrevocable letter of credit for $1.0 million for the benefit of OneBeacon Insurance Group LLC (“OneBeacon”) representing the estimated commissions due to OneBeacon for the first year of the Commercial Renewal Rights Agreement dated September 13, 2004. The letter of credit was required by OneBeacon prior to entering into the renewal rights agreement. We paid the third fiscal year commission and final payment in February 2008 and we are in the process of terminating the letter of credit.

Inflation

Property and casualty insurance premiums are established before we know the amount of losses and loss adjustment expenses or the extent to which inflation may affect such amounts. We attempt to anticipate the potential impact of inflation in establishing our loss and LAE reserves. Inflation in excess of the levels we have assumed could cause loss and LAE expenses to be higher than we anticipated.

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

We also bear credit risk on our reinsurance recoverables and premiums ceded to reinsurers. As of December 31, 2007, we had unsecured reinsurance recoverables of $21.7 million owed by Munich Reinsurance America Inc., $19.0 from Employers Reinsurance Corp., $6.3 million owed by Platinum Underwriters Reinsurance Inc., $6.1 million owed by CastlePoint Insurance Company, $5.7 owed by Hannover Rueckversicherungs AG, $5.1 owed by Hannover Reinsurance (Ireland) Limited, $3.5 owed by New Jersey Unsatisfied Claim & Judgment Fund, $2.9 million owed by Endurance Reinsurance Corp. of America, $2.4 million from Axis Reinsurance Company, $2.4 million from General Reinsurance Corp., and other reinsurers owing $4.9 million. If any of these reinsurers fails to pay its obligations to us, or substantially delays making payments on the reinsurance recoverables, our financial condition and results of operations could be materially impaired. To mitigate the credit risk associated with reinsurance recoverables, we secure certain of our reinsurance recoverables by withholding ceded premium and requiring funds to be placed in trust as well as monitoring our reinsurers’ financial condition and rating agency ratings and outlook. See “Business — Reinsurance.”

We also bear credit risk for premiums produced by TRM and a limited portion, generally a deposit amount, of the direct premiums written by our Insurance Subsidiaries. Producers collect such premiums and remit them to us within prescribed periods. After receiving a deposit, the Insurance Subsidiaries premiums are directly billed to insureds. In New York State and other jurisdictions, premiums paid to producers by an insured may be considered to have been paid under applicable insurance laws and regulations and the insured will no longer be liable to us for those amounts, whether or not we have actually received the premium payment from the producer. Consequently, we assume a degree of credit risk associated with producers. Due to the unsettled and fact specific nature of the law, we are unable to quantify our exposure to this risk.

Equity Risk

Equity risk is the risk that we may incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our holdings of common stocks, mutual funds and other equities. Our portfolio of equity securities available for sale is carried on the balance sheet at fair value. Since only a small percentage of our assets are invested in equity securities, we do not believe that our exposure to equity price risk is significant.

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities, although conditions affecting particular asset classes (such as conditions in the housing market that affect residential mortgage-backed securities) can also be a significant source of market risk.

Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed maturity securities as of December 31, 2007 was $606.4 million.

For fixed maturity securities, short-term liquidity needs and the potential liquidity needs for the business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates.

As of December 31, 2007, we had a total of $36.0 million of outstanding floating rate debt all of which is outstanding subordinated debentures underlying our trust preferred securities issued by our wholly owned statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase.

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

For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2007.

The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of December 31, 2007:

	Estimated Increase	Estimated Percentage
	(Decrease) in Fair Value	Increase (Decrease)
Change in interest rate	($ in thousands)	in Fair Value

300 basis point rise	(77,579)	(12.8%)
200 basis point rise	(53,142)	(8.8%)
100 basis point rise	(27,319)	(4.5%)
As of December 31, 2007	0	0.0%
50 basis point decline	13,297	2.2%
100 basis point decline	26,819	4.4%

The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $27.3 million or 4.5% based on a 100 basis point increase in interest rates as of December 31, 2007. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities investments which constituted approximately 98% of our total invested assets excluding cash and cash equivalents as of December 31, 2007.

Interest expense would also be affected by a hypothetical change in interest rates. As of December 31, 2007 we had $36.0 million of floating rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by $360,000, a 200 basis point increase would increase interest expense by $720,000 and a 300 basis point increase would increase interest expense by $1,080,000.

With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“FAS 91”), issued by the Financial Accounting Standards Board (“FASB”), which requires amortization adjustments for mortgage backed securities. The rates at which the mortgages underlying mortgage backed securities are prepaid, and therefore the average life of mortgage backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage backed securities holdings had been purchased at significant discounts or premiums to par value. As of December 31, 2007, the par value of our mortgage backed securities holdings was $225.1 million and the book value of our mortgage backed securities holdings was $214.4 million. This equates to an average price of 95.2% of par. We don’t believe a FAS 91 adjustment would not have a significant effect on investment income.

Furthermore, significant hypothetical changes in interest rates in either direction would not have a significant effect on principal redemptions, and therefore investment income, because of the prepayment protected mortgage securities in the portfolio. The mortgage backed securities portion of the portfolio totaled 30.3% as of December 31, 2007. Agency pass through securities, which have the highest amount of prepayment risk from declining rates amounted to 5.5% of our fixed maturity securities as of December 31, 2007. The remainder of our mortgage backed securities portfolio is invested in agency planned amortization class collateralized mortgage obligations, non-agency residential non-accelerating securities, and commercial mortgage backed securities.

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

Item 8.  Financial Statements And Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Tower Group, Inc.

We have audited the accompanying consolidated balance sheets of Tower Group, Inc. (together with its consolidated subsidiaries, the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. Our audits also included the financial statement schedules listed in Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, the Company has excluded Preserver Group, Inc. from its assessment of internal control over financial reporting as of December 31, 2007 as Preserver Group, Inc. and its subsidiaries were acquired by the Company in a purchase business combination during 2007. We have also excluded Preserver Group, Inc. from our audit of internal control over financial reporting. The total assets and revenues of Preserver Group, Inc. represent 19% and 14%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tower Group, Inc. (together with its consolidated subsidiaries, the “Company”) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Johnson Lambert & Co. LLP

Falls Church, Virginia
March 13, 2008

Tower Group, Inc.
Consolidated Balance Sheets

	December 31,

($ in thousands, except par value and share amounts)	2007	2006

Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $616,757 and $416,642)	$606,488	$414,567
Equity securities, available-for-sale, at fair value (cost of $14,429 and $47,971)	12,580	49,453

Total investments	619,068	464,020
Cash and cash equivalents	77,679	100,598
Investment income receivable	6,546	4,767
Agents’ balances receivable	122,763	65,578
Reinsurance recoverable	207,828	118,003
Prepaid reinsurance premiums	124,834	94,063
Deferred acquisition costs, net of deferred ceding commission revenue	39,271	35,811
Federal and state taxes recoverable	125	—
Deferred income taxes	22,802	—
Intangible assets	21,670	5,423
Goodwill	13,281	—
Fixed assets, net of accumulated depreciation	32,337	20,563
Investment in unconsolidated affiliate	32,615	27,944
Other assets	33,792	17,312

Total assets	$1,354,611	$954,082

Liabilities
Loss and loss adjustment expenses	$501,183	$302,541
Unearned premium	272,774	227,017
Reinsurance balances payable	58,740	38,560
Payable to issuing carriers	42,855	662
Funds held under reinsurance agreements	36,841	51,527
Accounts payable and accrued expenses	14,205	18,267
Other liabilities	17,590	21,125
Federal and state income taxes payable	—	1,163
Deferred income taxes	—	1,255
Subordinated debentures	101,036	68,045

Total liabilities	1,045,224	730,162

Stockholders’ Equity
Series A perpetual preferred stock ($0.01 par value; 2,000,000 shares authorized; 0 and 40,000 shares issued and outstanding, liquidation preference of $1,000 per share, net of $0.4 million of issuance costs)	—	39,600
Common stock ($0.01 par value; 40,000,000 shares authorized, 23,225,039 and 20,005,758 shares issued, and 23,185,173 and 19,980,306 shares outstanding)	232	200
Treasury stock (39,866 and 25,452 shares)	(493)	(207)
Paid-in-capital	205,435	113,168
Accumulated other comprehensive net loss	(8,322)	(437)
Retained earnings	112,535	71,596

Total stockholders’ equity	309,387	223,920

Total liabilities and stockholders’ equity	$1,354,611	$954,082

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements Of Income And Comprehensive Net Income

	Year Ended December 31,

($ in thousands, except per share and share amounts)	2007	2006	2005

Revenues
Net premiums earned	$286,106	$223,988	$164,436
Ceding commission revenue	71,010	43,130	25,218
Insurance services revenue	33,300	7,973	14,103
Policy billing fees	2,038	1,134	892
Net investment income	36,699	23,026	14,983
Net realized gains (losses) on investments	(17,511)	12	122

Total revenues	411,642	299,263	219,754
Expenses
Loss and loss adjustment expenses	157,906	135,125	96,614
Direct and ceding commission expense	101,030	60,558	43,839
Other operating expenses	77,319	53,675	42,632
Interest expense	9,290	6,870	4,853

Total expenses	345,545	256,228	187,938

Other Income
Equity income in unconsolidated affiliate	2,438	914	—
Gain from issuance of common stock by unconsolidated affiliate	2,705	7,883	—
Warrant received from unconsolidated affiliate	—	4,605	—

Income before income taxes	71,240	56,437	31,816
Income tax expense	26,158	19,673	11,062

Net income	45,082	36,764	20,754

Gross unrealized investment holding gains (losses) arising during period	(29,424)	4,443	(6,664)
Equity in net unrealized gains in investment in unconsolidated affiliate’s investment portfolio	(218)	143	—
Less: reclassification adjustment for (gains) losses included in net income	17,511	(12)	(122)
Income tax (expense) benefit related to items of other comprehensive income	4,246	(1,659)	2,382

Comprehensive net income	$37,197	$39,679	$16,350

Basic and diluted earnings per share
Basic	$1.95	$1.85	$1.06

Diluted	$1.93	$1.82	$1.03

Weighted average common shares outstanding:
Basic	22,714,663	19,750,309	19,571,081

Diluted	22,968,097	20,147,318	20,147,073

Dividends declared and paid per common share:
Common stock	$0.15	$0.10	$0.10

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements Of Changes In Stockholders’ Equity

							Accumulated
							Other		Total
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’
($ in thousands)	Shares	Amount	Shares	Amount	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 2004	—	—	19,826	$198	$(494)	$110,467	$1,052	$18,224	$129,447
Dividends declared	—	—		—	—	—	—	(1,959)	(1,959)
Stock based compensation	—	—	47	1	(32)	925	—	—	894
Warrant exercise	—	—		—	416	(326)	—	—	90
Net income	—	—		—	—	—	—	20,754	20,754
Net unrealized depreciation on securities available for sale, net of income tax	—	—		—	—	—	(4,404)	—	(4,404)

Balance at December 31, 2005		—	19,873	199	(110)	111,066	(3,352)	37,019	144,822
Dividends declared	—	—	—	—	—	—	—	(1,975)	(1,975)
Dividends declared on preferred stock	—	—	—	—	—	—	—	(212)	(212)
Stock based compensation	—	—	133	1	(97)	2,102	—	—	2,006
Issuance of preferred stock, net of issuance									—
costs of $0.4 million	40	39,600	—	—	—	—	—	—	39,600
Net income	—	—	—	—	—	—	—	36,764	36,764
Net unrealized appreciation on securities available for sale, net of income tax	—	—	—	—	—	—	2,915	—	2,915

Balance at December 31, 2006	40	39,600	20,006	200	(207)	113,168	(437)	71,596	223,920
Dividends declared	—	—		—	—	—	—	(3,444)	(3,444)
Dividends declared on preferred stock	—	—		—	—	—	—	(298)	(298)
Stock based compensation	—	—	175	2	(341)	2,904	—	—	2,565
Redemption of preferred stock	(40)	(39,600)	—	—	—	—	—	(400)	(40,000)
Equity offering and over-allotment, net of									—
issuance costs	—	—	3,045	30	—	89,334	—	—	89,365
Warrant exercise	—	—	—	—	55	29	—	—	84
Net income	—	—	—	—	—	—	—	45,082	45,082
Net unrealized depreciation on securities available for sale, net of income tax	—	—	—	—	—	—	(7,885)	—	(7,885)

Balance at December 31, 2007	—	—	23,225	$232	$(493)	$205,435	$(8,322)	$112,535	$309,387

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements Of Cash Flows

	Year Ended December 31,

($ in thousands)	2007	2006	2005

Cash flows provided by (used in) operating activities:
Net income	$45,082	$36,764	$20,754
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain from IPO of common shares of unconsolidated affiliate	(2,705)	(7,883)	—
Warrant received from unconsolidated affiliate	—	(4,605)	—
(Gain) loss on sale of investments	17,511	(12)	(122)
Depreciation and amortization	8,725	5,212	3,316
Amortization of bond premium or discount	591	564	948
Amortization of restricted stock	1,919	860	618
Deferred income taxes	(4,774)	2,801	(2,409)
Excess tax benefits from share-based payment arrangements	(1,105)	(891)	—
(Increase) decrease in assets:
Investment income receivable	(534)	(1,430)	(1,362)
Agents’ balances receivable	(27,237)	(19,574)	(12,531)
Reinsurance recoverable	(49,915)	(13,192)	(4,325)
Prepaid reinsurance premiums	(26,808)	(50,744)	(14,928)
Deferred acquisition costs, net	10,494	(6,619)	(10,452)
Federal and state income taxes recoverable	(125)	1,068	2,070
Intangible assets	—	—	(1,302)
Equity in unconsolidated affiliate	(2,438)	(914)	—
Other assets	(7,602)	734	(877)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	81,383	103,817	70,002
Unearned premium	3,033	69,238	62,274
Reinsurance balances payable	15,378	19,360	16,465
Accounts payable and accrued expenses	32,835	6,926	(11,975)
Funds held under reinsurance agreement	(18,094)	(7,525)	12,296
Other-net	314	180	39

Net cash flows provided by operations	75,928	134,135	128,499
Cash flows provided by (used in) investing activities:
Acquisition of Preserver Group Inc.	(66,008)	—	—
Preserver transaction costs	(4,729)	—	—
Purchase of fixed assets	(15,815)	(22,818)	(5,370)
Investment in unconsolidated affiliate	—	(14,528)	—
Disposal of fixed assets	1,822	5,433	—
Purchase — fixed-maturity securities	(306,638)	(154,917)	(147,149)
Purchase — equity securities	(15,885)	(17,804)	(31,126)
Sale — fixed-maturity securities	199,628	71,672	38,325
Sale — equity securities	24,759	1,003	1,972

Net cash flows used in investing activities	182,866	(131,959)	(143,348)

(Continued)

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements Of Cash Flows—(Continued)

	Year Ended December 31,

($ in thousands)	2007	2006	2005

Cash flows provided by (used in) financing activities:
Equity offering and over allotment, net of issuance costs	89,366	—	—
Issuance of perpetual preferred stock, net of issuance costs	—	39,600	—
Redemption of preferred stock	(40,000)	—	—
Proceeds from issuance of subordinated debentures	20,619	20,619	—
Purchase of common trust securities — statutory business trusts	(619)	(619)	—
Exercise of stock options & warrants	1,167	1,243	90
Excess tax benefits from share-based payment arrangements	1,105	891	277
Stock repurchase	(439)	(97)	—
Dividends paid	(3,743)	(1,975)	(1,959)

Net cash flows provided by (used in) financing activities	67,456	59,662	(1,592)

Increase (decrease) in cash and cash equivalents	(39,482)	61,838	(16,441)
Cash and cash equivalents, beginning of period(1)	117,161	38,760	55,201

Cash and cash equivalents, end of period	$77,679	$100,598	$38,760

(1)	2007 amount includes $16,563 of cash acquired with the acquisition of Preserver Group, Inc.

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$27,555	$15,344	$11,479
Cash paid for interest	$8,145	$6,432	$3,445

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Notes to Consolidated Financial Statements

Note 1—	Nature of Business

Tower Group, Inc. (the “Company”) through its subsidiaries offers property and casualty insurance products and diversified insurance services and products. The Company’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “TWGP.”

The Company classifies its business into three operating segments:

Insurance, which offers a broad range of specialized property and casualty insurance products and services to small to mid-sized businesses and to individuals primarily in the Northeast states;

Reinsurance, which assumes reinsurance directly from the insurance companies for which TRM produces insurance premiums or indirectly from reinsurers that provide reinsurance coverage directly to these issuing companies; and

Insurance Services, which provide insurance brokering, claim administration, reinsurance intermediary services and other administrative services.

Note 2—	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Tower Group, Inc. (“Tower”) and its insurance subsidiaries, Tower Insurance Company of New York (“TICNY”), Tower National Insurance Company (“TNIC”), Preserver Insurance Company (“PIC”), Northeast Insurance Company (“NEIC”), Mountain Valley Indemnity Company (“MVIC”) (collectively the “Insurance Subsidiaries”), Preserver Group, Inc. (“PGI”) and Tower Risk Management Corporation (“TRM”), its managing general agency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company transactions have been eliminated in consolidation.

Revenue Recognition

Net Premiums Earned

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

Insurance Services Revenue

Direct commission revenue from the Company’s managing general underwriting services is recognized and earned as insurance policies are placed with TRM’s issuing companies. Fees from reinsurance intermediary services are earned when the Company’s Insurance Subsidiaries or TRM’s issuing companies cede premiums to reinsurers. Claims administration fees and other administration revenues are earned as services are performed.

Policy Billing Fees

Policy billing fees are earned as they are collected. These fees include installment and other fees related to billing and collections.

Liability for Loss and Loss Adjustment Expenses (“LAE”)

The liability for loss and LAE represent management’s best estimate of the ultimate cost of all reported and unreported losses that are unpaid as of the balance sheet date. The liability for loss and LAE is estimated on an undiscounted basis, using individual case-basis valuations, statistical analyses and various actuarial procedures. The projection of future claim payment and reporting is based on an analysis of the Company’s historical experience, supplemented by analyses of industry loss data. Management believes that the reserves for loss and LAE are adequate to cover the ultimate cost of losses and claims to date; however, because of the uncertainty from various sources, including changes in reporting patterns, claims settlement patterns, judicial decisions, legislation, and economic conditions, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. As adjustments to these estimates become necessary, such adjustments are reflected in expense for the period in which the estimates are changed. Because of the nature of the business historically written, the Company’s management believes that the Company has limited exposure to environmental claim liabilities.

Reinsurance

The Company accounts for reinsurance in accordance with Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“SFAS No. 113”). Management has evaluated its reinsurance arrangements and determined that significant insurance risk is transferred to the reinsurers. Reinsurance agreements have been determined to be short-duration prospective contracts and, accordingly, the costs of the reinsurance are recognized over the life of the contract in a manner consistent with the earning of premiums on the underlying policies subject to the reinsurance contract.

Reinsurance recoverable represents management’s best estimate of paid and unpaid loss and LAE recoverable from reinsurers. Ceded losses recoverable are estimated using techniques and assumptions consistent with those used in estimating the liability for loss and LAE. Management believes that reinsurance recoverables as recorded represent its best estimate of such amounts; however, as changes in the estimated ultimate liability for loss and LAE are determined, the estimated ultimate amount recoverable from the reinsurers will also change. Accordingly, the ultimate recoverable could be significantly in excess of or less than the amount indicated in the consolidated financial statements. As adjustments to these estimates become necessary, such adjustments are reflected in current operations. Loss and LAE incurred as presented in the consolidated statement of income and comprehensive net income are net of reinsurance recoveries.

In preparing financial statements, management estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. The Company recorded no allowance for uncollectible reinsurance at December 31, 2007 and 2006 and did not expense any uncollectible reinsurance during 2007, 2006 and 2005. Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company’s reinsurers to meet their contractual obligations could have a detrimental impact on the consolidated financial statements and the Company’s Insurance Subsidiaries’ ability to meet their regulatory capital and surplus requirements.

Cash and Cash Equivalents

Cash and cash equivalents are presented at cost, which approximates fair value. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company maintains its cash balances at several financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) secures accounts up to $100,000 at these institutions. Management monitors balances in excess of insured limits and believes they do not represent a significant credit risk to the Company.

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

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. In accordance with FSP FAS 115-1 and FAS 124-1, “Other-Than-Temporary Impairment and Its Application to Certain Investments.”, the Company regularly reviews its fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments In evaluating potential impairment, management considers, among other criteria: the current fair value compared to amortized cost or cost, as appropriate; the length of time the security’s fair value has been below amortized cost or cost; management’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in value to cost; specific credit issues related to the issuer; specific cash flow estimations for mortgage-backed securities and current economic conditions. In addition, while evaluating the asset and mortgaged back securities portfolios, management followed the guidance of EITF 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). Other-than-temporary impairment (“OTTI”) losses result in a permanent reduction of the cost basis of the underlying investment. During 2007, the Company recorded an impairment write-down of $10.1 million after determining that certain of its investments were OTTI. During 2006 and 2005, the Company did not record any OTTI.

Agents’ Balances

Agents’ balances receivable are presented net of an allowance for doubtful accounts of $204,000 and $248,000 at December 31, 2007 and 2006, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible agent’s balances of $547,000, $139,000 and $26,000 were written off in 2007, 2006, and 2005 respectively. One agent accounted for approximately 12%, 9% and 10%, respectively, of the Insurance Subsidiaries and TRM’s agents’ balances at December 31, 2007, 2006 and 2005. The same agent accounted for 11%, 11% and 11% of the Insurance Subsidiaries’ direct premiums written and TRM’s premiums produced in 2007, 2006 and 2005, respectively.

With respect to the business produced by TRM for other issuing carriers, agents collect premiums from the policyholders and forward them to TRM. In certain jurisdictions, when the insured pays premium for these policies to agents for payment to TRM, the premium might be considered to have been paid and the insured will no longer be liable to TRM for those amounts, whether or not TRM has actually received the premiums from the agent. Consequently, TRM assumes a degree of credit risk associated with agents and brokers. The Company recorded no losses in 2007, 2006 and 2005 for this activity.

Receivable—Claims Paid by Agency

Receivable—claims paid by agency represent claim payments due from issuing carriers to reimburse claims paid by TRM on their behalf in conjunction with claims administration services. The receivables are partially secured by funds held totaling $4.8 million and $8.2 million as of December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, no reserve for uncollectible recoverables was recorded. During 2007, 2006 and 2005, no amounts relating to these receivables were written-off.

Deferred Acquisition Costs and Deferred Ceding Commission Revenue

Acquisition costs represent the costs of writing business that vary with, and are primarily related to, the production of insurance business (principally commissions, premium taxes and certain underwriting salaries). Policy acquisition costs are deferred and recognized as expense as related premiums are earned. Deferred acquisition costs presented in the balance sheet are net of deferred ceding commission revenue. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable.

Goodwill and Intangible Assets

The Company has recorded acquired identifiable intangible assets. In accounting for such assets, the Company follows Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The cost of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their relative fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company.

Intangible assets with an indefinite life and goodwill are not amortized. All identifiable intangible assets and goodwill are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable and are also subject to annual impairment testing. An impairment loss is recognized if the carrying value of an intangible asset or goodwill is not recoverable and its carrying amount exceeds its fair value. If impairment exists, the impairment charge is recorded in income in the period in which it is determined. No impairment losses were recognized in 2007, 2006 and 2005.

Fixed Assets

Furniture, leasehold improvements, computer equipment, and software are reported at cost less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. The Company estimates the useful life for computer equipment is three years, computer software three years, furniture and other equipment is seven years and leasehold improvements is the term of the lease.

Statutory Business Trusts

The Company does not consolidate interest in its statutory business trusts for which the Company holds 100% of the common trust securities because Tower is not the primary beneficiary of the trusts in accordance with FIN No. 46(R), “Consolidation of Variable Interest Entities”. See “Note 12—Debt.” The Company’s investment in common trust securities of the statutory business trust are reported in balance sheet at equity. The Company reports as a liability the outstanding subordinated debentures owed to the statutory business trusts.

Income Taxes

Pursuant to a Tax Sharing Agreement, each of the entities in the group is required to make payments to the parent for Federal income tax imposed on its taxable income in a manner consistent with filing a separate federal income tax return (but subject to certain limitations that are applied to the Tower consolidated group as a whole) .

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

Treasury Stock

The Company accounts for the treasury stock at the repurchase price as a reduction to stockholders’ equity as it does not intend to retire the treasury stock held at December 31, 2007.

Stock-based Compensation

The Company adopted the provision of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123(R)) effective January 1, 2006 and has elected the modified prospective application method. All unvested stock options outstanding as of January 1, 2006 are being expensed over the requisite service period that has not been rendered, based upon the original grant date fair value of the award as calculated for recognition of the pro forma disclosure under SFAS No. 123(R).

The Company accounts for restricted stock shares awarded at fair value at the date awarded and compensation expense is recorded over the requisite service period that has not been rendered. An award is subject to graded vesting if it vests periodically. The Company recognizes compensation expense on a graded vesting award for the entire award on a straight-line basis over the requisite service period.

Segment Reporting

The Company manages its operations through three reportable segments: insurance (commercial and personal lines underwriting), reinsurance, and insurance services (managing general agency, claims administration and reinsurance intermediary operations). See “Note 21—Segment Information.”

Assessments

Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments. Among such assessments are state guaranty fund’s as well workers’ compensation second injury funds. State guaranty funds assessments are used by state insurance oversight boards to cover losses of policyholders of insolvent insurance companies and for the operating expenses of such agencies. The Company uses estimates derived from state regulators and/or NAIC Tax and Assessments Guidelines.

Earnings Per Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (SFAS No. 128) the Company measures earnings per share at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing income (loss) allocable to common stockholders by the weighted average number of common shares outstanding during the year excluding issued but unvested restricted stock shares. Diluted earnings per share is calculated by dividing income (loss) allocable to common stockholders by the weighted average number of common shares outstanding during the year, as adjusted for the potentially dilutive effects of stock options, warrants, unvested restricted stock and/or preferred stock, unless common equivalent shares are antidilutive.

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

Reclassifications

The Company has reclassified certain amounts in its 2006 consolidated balance sheet to conform to the 2007 presentation. None of these reclassifications had an effect on the Company’s consolidated net earnings, total stockholders’ equity or cash flows.

Concentration and Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and accounts receivable. Investments are diversified through many industries and geographic regions through the use of money managers who employ different investment strategies. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At December 31, 2007 and 2006, the outstanding premiums receivable balance is generally diversified due to the number of entities composing the Company’s customer base, which is largely concentrated in the Northeast. To reduce credit risk, the Company performs ongoing evaluations of its customers’ financial condition. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. It is the policy of management to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

Lines of business that subject the Company to concentration risk are primarily commercial multiple-peril. For the years ended December 31, 2007, 2006 and 2005, 42%, 44% and 50%, respectively, of gross premiums earned were for commercial multiple-peril.

New Accounting Developments

In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 effective January 1, 2007, did not have a material impact on the Company’s financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value but does not require any new fair value measurements. The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS 157 establishes a fair value hierarchy to increase consistency and comparability in fair value measurements and disclosures. The hierarchy is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets. The highest possible level should be used to measure fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the provisions of SFAS 157 to have a material effect on its consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. The Company did not elect to implement the fair value option for eligible financial assets and liabilities as of January 1, 2008.

In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF Issue No. 06-11”). EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock, which are expected to vest, be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to income tax expense. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and the Company expects to adopt the provisions of EITF Issue No. 06-11 beginning in the first quarter of 2008. EITF Issue No. 06-11 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This standard establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 141(R) will have on its consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 160 will have on its consolidated financial condition or results of operations.

Note 3—	Acquisition of Preserver Group, Inc.

On April 10, 2007, the Company completed the acquisition of 100% of the issued and outstanding common stock of Preserver Group, Inc., a New Jersey corporation, pursuant to the stock purchase agreement (the “Agreement”), dated as of November 13, 2006, by and among the Company, Preserver and the Sellers named therein. The acquisition gave the Company access to 300 new retail agencies and accelerated the Company’s Northeast expansion plans by adding premium volume in New Jersey, Maine, New York, New Hampshire, Massachusetts, Vermont, Rhode Island and Pennsylvania.

The acquisition was accounted for using the purchase method in accordance with the FASB SFAS No. 141, “Business Combinations”. Under the terms of the Agreement, the Company acquired Preserver for approximately $64.7 million comprised of $33.9 million in cash paid to the Sellers and a contribution of $30.8 million to the capital of Preserver to enable Preserver to repay the principal and accrued interest on indebtedness held by certain of the Sellers.

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

Selected unaudited pro forma results of operations assuming the acquisition had occurred as of January 1, 2006, are set forth below:

	Year Ended December 31,

($ in thousands)	2007	2006

Total revenue	$435,853	$386,179
Net income	43,710	39,249
Net income per common share-basic	$1.90	$1.71
Net income per common share-diluted	$1.87	$1.68

The above pro forma results are presented for information purposes only and may not be indicative of the operating results that would have occurred had this acquisition been completed as of the beginning of 2006.

The following unaudited condensed balance sheet presents assets acquired and liabilities assumed with the acquisition of Preserver on April 10, 2007, based on their fair values:

($ in thousands)

Assets
Investments	$98,079
Cash & cash equivalents	16,563
Accounts receivable	28,885
Reinsurance recoverable	39,910
Deferred acquisition costs, net	13,954
Fixed assets	5,462
Goodwill	13,281
Intangibles	17,290
Deferred income taxes	17,823
Other assets	6,953

Total assets	$258,200

Liabilities
Loss and loss adjustment expenses	$118,925
Unearned premiums	43,581
Accounts payable and accrued expenses	16,990
Subordinated debentures	12,696

Total liabilities	192,192

Total stockholders’ equity	66,008

Total liabilities & stockholders’ equity	$258,200

Goodwill	$13,281
Indentifiable intangible assets	17,290
Net assets acquired	35,437

Total purchase consideration	$66,008

Preserver’s stockholders’ equity on April 10, 2007 was $66.0 million, which includes the purchase price of $64.7 million plus an additional $1.3 million for Tower’s direct transaction costs.

The purchase price allocation of fair value to the acquired assets and liabilities was adjusted in December 2007 as part of the Company’s effort to finalize the allocation of the purchase price. The adjustment primarily resulted from Preserver not properly recording its proportionate share of assets and liabilities relating to involuntary residual market plans. Certain states require insurance companies to participate in these plans as a proportionate share of the specific states voluntary markets for workers’ compensation,

commercial auto liability and property lines of business. The net impact on Preserver’s fair value at April 10, 2007 was $3.9 million, net of federal income taxes. As of December 31, 2007, the Company has not finalized its purchase price allocation due to these adjustments.

The base purchase price was reduced by the amount (net of taxes) of certain expenses paid by Preserver in connection with the transaction including amounts that were paid or payable to officers, directors and employees of Preserver and legal and financial advisor fees in connection with the sale of Preserver. The amount of this reduction was approximately $3.5 million. An additional purchase price may be payable approximately three years following the closing if Preserver has favorable development on its June 30, 2006 reserves for losses and loss adjustment expenses. The amount of this additional purchase price will be 65% of any such favorable development but will not exceed $13 million.

Prior to closing the acquisition of Preserver on April 10, 2007, the Company formulated a plan to terminate a number of employees of Preserver primarily working in the underwriting, operations, and information technology areas and close down Preserver’s Albany branch office. The Company accrued a liability as of the closing date, in accordance with EITF No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” in the amount of $650,000 representing severance costs, including employee benefits of the terminated employees and lease costs associated with early termination. The planned terminations were substantially completed by the end of 2007 and the accrued liability is $116,000 at December 31, 2007.

Note 4—	Investments

The amortized cost and fair value of investments in fixed-maturity securities and equities are summarized as follows:

	Cost or	Gross	Gross
	Amotized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value

December 31, 2007
U.S. Treasury securities	$25,837	$827	$—	$26,664
U.S. Agency securities	19,709	162	—	19,871
Municipal bonds	155,296	1,167	(102)	156,361
Corporate and other bonds	201,501	1,219	(3,981)	198,739
Commercial mortgage-backed securities	49,475	262	(5,177)	44,560
Residential mortgage-backed securities	144,028	1,083	(5,244)	139,867
Asset-backed securities	20,911	88	(573)	20,426

Total fixed-maturity securities	616,757	4,808	(15,077)	606,488
Preferred stocks	5,551	—	(1,849)	3,702
Common stocks	8,878	—	—	8,878

	$631,186	$4,808	$(16,926)	$619,068

December 31, 2006
U.S. Treasury securities	$14,594	$25	$(161)	$14,458
U.S. Agency securities	30,699	114	(139)	30,674
Municipal bonds	100,943	339	(707)	100,575
Corporate and other bonds	122,868	1,106	(1,289)	122,685
Collateralized mortgage obligations	19,186	232	(134)	19,284
Residential mortgage-backed securities	111,187	432	(1,645)	109,974

Asset-backed securities	17,165	37	(285)	16,917
Total fixed-maturity securities	416,642	2,285	(4,360)	414,567
Preferred stocks	5,627	45	—	5,672
Common stocks	42,344	2,175	(738)	43,781

	$464,613	$4,505	$(5,098)	$464,020

*	Residential mortgage-backed securities include agency and non-agency backed securities with fair values of $99.9 million and $40.0 million, respectively as of December 31, 2007.

A summary of the amortized cost and fair value of the Company’s investments in fixed-maturity securities at December 31, 2007 by contractual maturity is shown below:

	Amortized
($ in thousands)	Cost	Fair Value

Remaining Time to Maturity
Less than one year	$12,682	$12,690
One to five years	117,917	117,812
Five to ten years	188,130	187,891
More than 10 years	83,614	83,242
Mortgage-backed securities	214,414	204,853

Total	$616,757	$606,488

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

At December 31, 2007 and 2006, U.S. Treasury Notes with fair values of approximately $19.4 million and $8.7 million, respectively, were on deposit with various states to comply with the insurance laws of the states in which the Company is licensed.

Major categories of the Company’s net investment income are summarized as follows:

($ in thousands)	2007	2006	2005

Income:
Fixed-maturity securities	$28,279	$18,568	$12,406
Equity securities	4,332	3,104	2,290
Cash and cash equivalents	4,974	1,892	718
Dividends on common trust securities	215	157	104

Total	37,800	23,721	15,518
Expenses:
Investment expenses	1,101	695	535

Net investment income	$36,699	$23,026	$14,983

Proceeds from the sale and maturity of fixed-maturity securities were $201.3 million, $71.7 million and $38.3 million in 2007, 2006 and 2005, respectively. Proceeds from the sale of equity securities were $24.8 million, $1.0 million, and $2.0 million and in 2007, 2006 and 2005, respectively. The Company’s gross realized gains and losses on investments are summarized as follows:

($ in thousands)	2007	2006	2005

Fixed-maturity securities
Gross realized gains	$3,189	$368	$67
Gross realized losses	(5,478)	(452)	(203)

	(2,289)	(84)	(136)
Equity securities:
Gross realized gains	1,324	96	258
Gross realized losses	(16,546)	—	—

	(15,222)	96	258

Net realized gains	$(17,511)	$12	$122

For 2007, the Company recorded $4.9 million and $5.2 million of impairment write-downs for fixed maturity and equity securities, respectively.

The following table presents information regarding the Company’s invested assets that were in an unrealized loss position at December 31, 2007 and 2006 by amount of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized	Aggregate	Unrealized
($ in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2007
Municipal bonds	$11,614	$(78)	$7,272	$(24)	$18,886	$(102)
Corporate and other bonds	77,262	(3,164)	24,631	(817)	101,893	(3,981)
Commercial mortgage-backed securities	24,146	(5,015)	8,325	(162)	32,471	(5,177)
Residential mortgage-backed securities	17,263	(2,511)	46,196	(2,733)	63,459	(5,244)
Asset-backed securities	2,898	(573)	—	—	2,898	(573)
Preferred stocks	3,702	(1,849)	—	—	3,702	(1,849)

	$136,885	$(13,190)	$86,424	$(3,736)	$223,309	$(16,926)

December 31, 2006
U.S. Government bonds	$10,620	$(31)	$17,952	$(269)	$28,572	$(300)
Municipal bonds	20,213	(94)	45,390	(613)	65,603	(707)
Corporate and other bonds	25,550	(237)	42,748	(1,052)	68,298	(1,289)
Commercial mortgage-backed securities	4,673	(34)	5,440	(100)	10,113	(134)
Residential mortgage-backed securities	23,996	(179)	56,395	(1,514)	80,391	(1,693)
Asset-backed securities	995	(3)	12,213	(234)	13,208	(237)
Common stocks	25,960	(275)	2,816	(463)	28,776	(738)

	$112,007	$(853)	$182,954	$(4,245)	$294,961	$(5,098)

As of December 31, 2007, 221 securities accounted for the gross unrealized losses, none of which are deemed to be OTTI. Significant factors influencing management’s determination that unrealized losses were temporary included the mild severity of the unrealized losses in relation to each securities cost, the nature of the investments and management’s intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery of fair value to the Company’s cost basis.

The unrealized losses on the Company’s investments in preferred securities was primarily due to the market disruption caused by sub-prime related issues and other temporary market conditions. The Company evaluated all five preferred securities that were in an unrealized loss position as of December 31, 2007. These securities have been in an unrealized loss position for a period ranging from 6 to 11 months. The severity of the impairment in relation to the carrying amounts of preferred stock is between 16.8% to 54.2%. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be maturity. The Company does not consider these investments to be other-than-temporarily impaired.

The unrealized position associated with the fixed maturity portfolio included $15.1 million in gross unrealized losses, consisting of asset-backed and mortgage-backed securities which representing 72.9%, corporate bonds representing 26.5% and municipal bonds representing 0.6% of the total. The total fixed maturity portfolio gross unrealized losses included 216 securities which were, in aggregate, approximately 2.6% below amortized cost. Of the 216 investments evaluated, 67 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these 67 investments at December 31, 2007 was $3.7 million. The Company evaluated the severity of the impairment in relation to the carrying amount for 182 of the 216 securities referred to above and found it to be between 0.01% and 14.6%. The corresponding unrealized loss was $4.8 million which accounted for 28.4% of the unrealized loss. The 34 remaining investments were impaired between 16.2% and 43.2% of their carrying value. The corresponding unrealized loss on these 34 investments was $10.3 million and accounted for 60.9% of the unrealized loss as of December 31, 2007. The Company considered all relevant factors, including a review of the sub-prime exposure and particularly the length of time the fair value has been below cost, in assessing whether the loss was other-than-temporary. The Company also considered its ability and intent to hold these investments until there is a recovery of fair value to the

Company’s original cost basis, which may be at maturity. As a result, the Company does not consider these investments to be other-than-temporarily impaired.

Note 5—	Other Assets

Other assets consist of the following:

	December 31,

($ in thousands)	2007	2006

Assumed premiums receivable	$1,299	$77
Ceding commission receivable	3,852	3,237
Receivable—claims paid by agency	2,726	5,186
Investment in statutory business trusts, equity method	3,036	2,045
Receivable for securities	8,755	—
Other	14,124	6,767

Other assets	$33,792	$17,312

Note 6—	Investment in Unconsolidated Affiliate—CastlePoint

At December 31, 2007, the Company’s maximum exposure to a loss from its investment in CastlePoint was approximately $32.6 million, which consists of its equity ownership interest of approximately $28.0 million and the fair value of the warrant the Company received from CastlePoint of $4.6 million.

The carrying value of the Company’s equity investment in CastlePoint as of December 31, 2007 is as follows:

($ in millions)	2007	2006

Carrying value of equity investment, January 1	$27.9	$—
Initial investment in CastlePoint	—	15.0
Consolidated net loss for the three months ended March 31, 2006	—	(0.5)
Equity in net income of CastlePoint	2.4	0.9
Gain from issuance of common stock by CastlePoint	—	7.9
Value of warrant received	—	4.6
Gain from initial public offering of common stock of CastlePoint	2.7	—
Equity in net unrealized gain / (loss) of the CastlePoint investment portfolio	(0.1)	0.1
Dividends received from CastlePoint	(0.3)	(0.1)

Carrying value of equity investment, December 31	$32.6	$27.9

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

On March 23, 2007, CastlePoint raised $114.8 million net of expenses in an initial public offering which reduced the Company’s investment ownership from 8.6% to 6.7%. As a result of the initial public offering, the book value of CastlePoint increased from $279.7 million as of December 31, 2006 to $401.3 million as of March 31, 2007. Accordingly, in the three months ended March 31, 2007, the Company recorded a gain of $2.7 million in income before taxes on its common stock investment in CastlePoint in accordance with SAB No. 51.

The Company has recorded $383,000 of CastlePoint dividends received or accrued since inception as a reduction to its investment in CastlePoint.

As of December 31, 2007, the aggregate fair value of the Company’s investment in its 2,555,000 shares of CastlePoint common stock listed on the NASDAQ Global Market under the symbol “CPHL” was $30,660,000.

Affiliated Agreements with CastlePoint

The Company and/or its subsidiaries are parties to a master agreement, certain reinsurance agreements, and other agreements, including program management agreements and service and expense sharing agreements, with CastlePoint.

Master Agreement
In April 2006, the Company entered into a master agreement with CastlePoint (the “Master Agreement”). The Master Agreement provides that, subject to the receipt of any required regulatory approvals, CastlePoint will manage the traditional program business and the specialty program business, and the Company will manage the brokerage business. The program managers are required to purchase property and casualty excess of loss reinsurance and property catastrophe excess of loss reinsurance from third party reinsurers to protect the net exposure of the participants. In purchasing the property catastrophe excess of loss reinsurance, the manager may retain risk equating to no more than 10% of the combined surplus of the Company and CastlePoint Insurance Company (referred to as the pooled catastrophe retention).

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

The following table provides an analysis of the reinsurance activity between the Company and CastlePoint Reinsurance for the years ended December 31, 2007 and 2006, respectively:

	Ceded	Ceded	Ceding
	Premiums	Premiums	Commissions	Ceding
($ in thousands)	Written	Earned	Received	Commission %

December 31, 2007
Brokerage business	$209,576	$184,851	$72,611	34.6%
Traditional program business	1,669	950	501	30.0%
Specialty program business and insurance risk- sharing business	9,824	4,030	2,947	30.0%

Total	$221,069	$189,831	$76,059	34.4%

December 31, 2006
Brokerage business	$153,181	$74,563	$52,071	34.0%
Traditional program business	622	179	187	30.0%
Specialty program business and insurance risk- sharing business	1,356	716	407	30.0%

Total	$155,159	$75,457	$52,665	33.9%

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

The traditional program business quota share reinsurance agreement covers program business historically written by the Company. Under this agreement, the Company’s Insurance Subsidiaries cede 50% of the Company’s traditional program business to CastlePoint Reinsurance and share premium revenue and losses in proportion to the parties’ respective quota share of participation. Ceding commissions, which are intended to approximate expenses, are deemed to be approximately 30% of business ceded.

Under the specialty program business and insurance risk-sharing business quota share reinsurance agreements, which covers business not historically written by the Company, the Company’s Insurance Subsidiaries cede 85% of the Company’s net retention on specialty program business to CastlePoint Reinsurance and receive a ceding commission of 30%, subject to a minimum of 30% and a maximum of 36%.

Effective April 1, 2007, under the brokerage business quota share reinsurance agreement, CastlePoint agreed to pay 30% of the Company’s property catastrophe reinsurance premiums relating to the brokerage business pool managed by the Company and 30% of the Company’s net retained property catastrophe losses. CastlePoint and the Company will participate proportionately in catastrophe reinsurance on the underlying brokerage business pool. The premium payment was $2.3 million in 2007. CastlePoint Reinsurance also participated as a reinsurer on the Company’s overall property catastrophe reinsurance program from July 1, 2006 to June 30, 2007, and the Company’s excess of loss reinsurance program, effective May 1, 2006. Under the catastrophe reinsurance program, the Company ceded $1.2 million and $1.0 million to CastlePoint Reinsurance in 2007 and 2006, respectively. Effective July 1, 2007, CastlePoint Reinsurance no longer participates as a reinsurer on the Company’s catastrophe reinsurance program, which now includes coverage for business written by CPIC and produced and managed by TRM. Under the excess of loss program, the Company ceded excess of loss reinsurance of $3.2 million and $1.6 million to CastlePoint Reinsurance in 2007 and 2006, respectively.

In addition, the Company and CastlePoint entered into two aggregate excess of loss reinsurance agreements for the brokerage business with CastlePoint effective October 1, 2007. The purpose of the two aggregate excess of loss reinsurance agreements is to equalize the loss ratios for the brokerage business written by CPIC and the Company. Under the first agreement, TICNY will reinsure approximately 85% (which percentage will be adjusted to equal Tower’s actual percentage of the total brokerage business written by the Company and CPIC) of CPIC’s brokerage business losses above a loss ratio of 52.5%. Under the second agreement, CPIC will reinsure approximately 15% (which percentage will be adjusted to equal CastlePoint’s actual percentage of the total brokerage business written by the Company and CPIC) of the Company’s brokerage business losses above a loss ratio 52.5%.The Company paid $0.8 million to CPIC for reinsurance brokerage business written by the Company and received $0.8 million from CPIC for business assumed that was produced by TRM as part of the brokerage business pool.

At December 31, 2007, the Company had receivables and payables with CastlePoint arising in the normal course of business, as follows:

		CastlePoint
($ in thousands)	CastlePoint	Insurance
Receivable/(payable) due to/from	Reinsurance	Company	Total

Shown in balance sheet:
Assumed premium receivable	$5	$—	$5
Reinsurance recoverable	(8,998)	(470)	(9,468)
Reinsurance balances payable	(43,158)	(5,531)	(48,689)
Payable to issuing carriers	—	(41,664)	(41,664)

Total	$(52,151)	$(47,665)	$(99,816)

Program Management Agreement with CastlePoint
Under the program management agreement, CastlePoint Management Corp. (“CPM”) was appointed by TICNY to perform certain underwriting and claims services, effective January 1, 2007, with respect to the traditional and specialty program business and insurance risk-sharing business, such as soliciting, underwriting, quoting, binding, issuing and servicing of insurance policies. In circumstances where CPM cannot fully perform these functions on its own, CPM plans to delegate authority to the program underwriting agents or to purchase services from the Company under the service and expense sharing agreement. The Company reimburses CPM for expenses it incurs under this agreement. All expenses paid by the Company were included as direct commission expenses to CPM in the insurance segment. The total direct commission expenses paid in 2007 and 2006 by the Company was $3.4 million and $0.6 million, respectively.

Management Agreement
TRM entered into a management agreement with CPIC effective July 1, 2007 to produce and manage brokerage business on behalf of CPIC. Under this agreement, TRM receives a provisional management fee equal to 34.0% of the subject premium of the business produced by TRM. The amount of the fee is adjusted between 31.0% and 36.0% based on the loss ratio of the business produced. During 2007, TRM produced $83.7 million of premium and earned $26.8 million in direct commission revenue from CPIC. The maximum potential reduction to direct commission revenue is $4.1 million.

Service and Expense Sharing Agreements
Under the service and expense sharing agreements, CPM can purchase from TICNY, and TICNY can purchase from CPM, certain insurance company services, such as claims adjustment, policy administration, technology solutions, underwriting, and risk management services, at cost, and market these services to program underwriting agents on an unbundled basis. The reimbursement for these charges have been recorded as “Other administration revenues” in the Company’s insurance services segment. CPM shares with the Company 50% of the profits and losses generated from marketed services. The Company charged CastlePoint $1.4 million and $0.7 million for such services in 2007 and 2006, respectively.

Service and Expense Sharing Agreements with CastlePoint
Effective May 2007, TRM entered into a service agreement with CPM pursuant to which TRM provides to CPM and CPM may provide to TRM insurance company services such as claim adjustment, policy administration, technologies solutions, underwriting and risk management services. Under this agreement

TRM agreed to produce and manage, on behalf of CPM, CPIC’s share of the Company’s brokerage business. During 2007, TRM produced $0.5 million of premium and earned $0.2 million in management fees from CPIC pursuant to this agreement. In addition, CastlePoint paid $0.3 million in 2007 for claims adjustment services pursuant to this agreement. As discussed above, effective July 1, 2007, TRM entered into a new agreement to produce and manage CPIC business, as more fully described under “Management Agreement” above.

Note 7—	Property and Casualty Insurance Activity

Premiums written, ceded and earned are as follows:

($ in thousands)	Direct	Assumed	Ceded	Net

2007
Premiums written	$520,421	$3,593	$264,832	$259,182
Change in unearned premiums	(7,189)	5,109	(29,004)	26,924

Premiums earned	$513,232	$8,702	$235,828	$286,106

2006
Premiums written	$408,352	$24,311	$(187,593)	$245,070
Change in unearned premiums	(64,362)	(4,876)	48,156	(21,082)

Premiums earned	$343,990	$19,435	$(139,437)	$223,988

2005
Premiums written	$298,595	$1,512	$(88,325)	$211,782
Change in unearned premiums	(62,426)	152	14,928	(47,346)

Premiums earned	$236,169	$1,664	$(73,397)	$164,436

The components of the liability for loss and LAE and related reinsurance recoverables are as follows:

	Gross	Reinsurance
($ in thousands)	Liability	Recoverables

December 31, 2007
Case-basis reserves	$272,653	$96,625
IBNR reserves	228,530	92,900
Recoverable on paid losses	—	18,303

Total	$501,183	$207,828

December 31, 2006
Case-basis reserves	$151,169	$52,563
IBNR reserves	151,372	57,479
Recoverable on paid losses	—	7,961

Total	$302,541	$118,003

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE for the years ended 2007, 2006 and 2005:

	Year Ended December 31,

($ in thousands)	2007	2006	2005

Balance at January 1	$302,541	$198,724	$128,722
Less reinsurance recoverables	(110,042)	(96,978)	(91,773)

	192,499	101,746	36,949
Preserver net reserves at date of acquisition	85,055	—	—
Incurred related to:
Current year	159,512	135,863	97,006
Prior years	(1,606)	(2,340)	(392)
PXRE communtation	—	1,602	—

Total incurred	157,906	135,125	96,614
Paid related to:
Current year	55,308	30,605	20,891
Prior years	68,494	13,767	10,926

Total paid	123,802	44,372	31,817

Net balance at end of year	311,658	192,499	101,746
Add reinsurance recoverables	189,525	110,042	96,978

Balance at December 31	$501,183	$302,541	$198,724

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $106.8 million, $64.7 million, and $38.6 million in 2007, 2006 and 2005, respectively.

Incurred loss and LAE attributable to insured events of prior years decreased by $1.6 million, $0.7 million and $0.4 million in 2007, 2006 and 2005, respectively. The 2006 decrease of $0.7 million is net of the $1.6 million loss due to the PXRE commutation. Prior year development is based upon numerous estimates by line of business and accident year. During calendar 2007, fire, homeowners, commercial multi peril property, workers’ compensation, and other liability had favorable prior year development that was partially offset by unfavorable development in other lines. During calendar year 2006, fire, homeowners, commercial multi peril liability, workers’ compensation, and auto liability had favorable prior year development that was partially offset by unfavorable development in other lines. No additional premiums or return premiums have been accrued as a result of the prior year effects; however, these charges in estimated losses impact the Company’s sliding scale commission income estimates. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and IBNR reserves, giving consideration to Company and industry trends. See “Note 9—Reinsurance—Commutation and Novation with PXRE Reinsurance Company.”

Loss and loss adjustment expense reserves.  The reserving process for loss and loss adjustment expense reserves provides for the Company’s best estimate at a particular point in time of the ultimate unpaid cost of all losses and loss adjustment expenses incurred, including settlement and administration of losses, and is based on facts and circumstances then known and including losses that have been incurred but not yet been reported. The process includes using actuarial methodologies to assist in establishing these estimates, judgments relative to estimates of future claims severity and frequency, the length of time before losses will develop to their ultimate level and the possible changes in the law and other external factors that are often beyond the Company’s control. The methods used to select the estimated loss reserves include the loss ratio projection, incurred loss projection, and the Bornhuetter-Ferguson (B-F) method. The process produces carried reserves set by management based upon the actuaries’ best estimate and is the result of numerous best estimates made by line of business, accident year, and loss and loss adjustment expense. The amount of loss and loss adjustment expense reserves for reported claims is based primarily upon a case-by-case evaluation of coverage, liability, injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and loss adjustment expense reserves for unreported claims are determined using historical information by line of insurance as adjusted to current conditions. Since our process produces loss reserves set by management based upon the actuaries’ best estimate, there is no explicit or implicit provision for uncertainty in the carried loss reserves.

Due to the inherent uncertainty associated with the reserving process, the ultimate liability may differ, perhaps substantially, from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Specifically, on at least a quarterly basis, the Company reviews, by line of business, existing reserves, new claims, changes to existing case reserves and paid losses with respect to the current and prior years.

The Company segregates data for estimating loss reserves. Property lines include Fire, Homeowners, CMP Property, Multi-Family Dwellings and Auto Physical Damage. Casualty lines include CMP Liability, Other Liability, Workers’ Compensation, Commercial Auto Liability, and Personal Auto Liability. The actuarial methods used by segment have been consistent since the 2003 year-end review. During the year-end review the accident years are split into most recent, first prior and all other accident years. For the 2007 review the most recent accident year is 2007, the first prior is 2006, and all other accident years are 2005 and prior. The table below shows the method used by product line and accident year to select the estimated year-ending loss reserves:

Accident Year

Product Line	Most Recent	1st Prior	All Other

Fire	Loss Ratio	Loss Development	Loss Development
Homeowners	Loss Ratio	Loss Development	Loss Development
Multi-Family	Loss Ratio	Loss Development	Loss Development
Commercial Multiple-Peril Property	Loss Ratio	Loss Development	Loss Development
Commercial Multiple-Peril Liability	Loss Ratio	B-F	Loss Development
Workers’ Compensation	Loss Ratio	B-F	Loss Development
Other Liability	Loss Ratio	B-F	Loss Development
Commercial Auto Liability	Loss Ratio	B-F	Loss Development
Auto Physical Damage	Loss Ratio	Loss Development	Loss Development
Personal Auto Liability	Loss Ratio	Loss Development	Loss Development

Two key assumptions that materially impact the estimate of loss reserves are the loss ratio estimate for the current accident year and the loss development factor selections for all accident years. The loss ratio estimate for the current accident year is selected after reviewing historical accident year loss ratios adjusted for rate changes, trend, and mix of business.

Our data have sufficient credibility to base development factors on our own data. The loss development factors are reviewed annually. There have only been minor changes in selected loss development factors since 2003. The chart below shows the number of years by product line when we expect 50%, 90% and 99% of losses to be reported for a given accident year:

Number of years

Product line	50%	90%	99%

Fire	< 1 year	< 1 year	2 years
Homeowners	< 1 year	< 2 years	3 years
Multi-Family	< 2 years	< 2 years	5 years
Commercial Multiple-Peril Property	< 1 year	1 year	2 years
Commercial Multiple-Peril Liability	< 2 years	5 years	9 years
Workers’ Compensation	< 1 year	2 years	5 years
Other Liability	3 years	4 years	9 years
Commercial Auto Liability	< 1 year	3 years	4 years
Auto Physical Damage	< 1 year	< 1 year	1 year
Personal Auto Liability	< 1 year	< 2 years	4 years

The Company has made only minor changes to the key assumptions used during the last three annual reserve estimates. In 2005 and 2006 the Company had favorable development in its net losses from prior accident years of $0.4 million and $0.7 million respectively. Excluding the PXRE commutation in 2006 the Company had favorable development of $2.3 million. In 2007, the Company had favorable development in its net losses from prior accident years of $1.6 million.

The paid development, incurred development, the Bornhuetter-Ferguson (B-F) method, and loss ratio projections are the predominant methodologies the Companies actuaries use to project losses and corresponding reserves. Based on these methods the Company’s actuaries determine a best estimate of the loss reserves. All of these methods are standard actuarial approaches and have been used consistently since 2003. The selected development factors within the paid and incurred development methods are derived from the Company’s data while the loss ratio method is used for the most recent accident year when there is high volatility in the development patterns. The B-F method combines the loss ratio method and the loss development method to determine loss reserves by adding an expected development (loss ratio times premium times percent unreported) to the case reserves.

The incurred method relies on historical development factors derived from changes in the Company’s incurred estimates of claims paid and case reserves over time. The paid method relies on the Company’s claim payment patterns and ultimate claim costs. The incurred method is sensitive to changes in case reserving practices over time, thus if case reserving practices change over time, the incurred method may produce significant variation in estimates of ultimate losses. The paid method relies on actual claim payments and therefore is not sensitive to changes in case reserve estimates.

The Company is not aware of any claims trends that have emerged or that would cause future adverse development that have not already been considered in existing case reserves and in its current loss development factors.

Also, in New York State, lawsuits for negligence, subject to certain limitations, must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to IBNR for accident years 2003 and prior is limited although there remains the possibility of adverse development on reported claims. Due to the reserve strengthening in 2002 and close monitoring and analysis of reserves, the Company believes its loss reserves are adequate. This is reflected by the loss development as of December 31, 2007 showing developed redundancies since 2003. However, there are no assurances that future loss development and trends will be consistent with its past loss development history, and so adverse loss reserves development remains a risk factor to the Company’s business.

Note 8—	Deferred Acquisition Costs and Deferred Ceding Commission Revenue

Acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty business as follows:

($ in thousands)	2007	2006	2005

Net deferred acquisition costs net of ceding commission revenue, January 1	$35,811	$29,192	$18,740
Preserver, net at date of acquisition	13,955	—	—
Cost incurred and deferred during years:
Commissions and brokerage	88,284	71,364	49,458
Other underwriting and acquisition costs	65,821	50,188	36,978
Ceding commission revenue	(81,864)	(56,586)	(30,337)

Net deferred acquisition costs net of ceding commission revene deferred during year	72,241	64,966	56,099
Amortization	(82,736)	(58,347)	(45,647)

Net deferred acquisition costs net of ceding commission revenue, December 31,	$39,271	$35,811	$29,192

Note 9—	Reinsurance

The Company has automatic treaty capacity of $30.0 million for property risks, $1.0 million/ $2.0 million for liability coverages, $30.0 million for workers’ compensation, $5.0 million for umbrella liability and $100.0 million for equipment breakdown. The Company may offer higher limits through its use of facultative reinsurance. Through various quota share, excess of loss and catastrophe reinsurance agreements, as described further below, the Company limits its exposure to a maximum loss on any one risk

Maximum Loss
From/To	Exposure

July 1, 2007–December 31, 2007	$600,000
January 1, 2007–June 30, 2007	510,000
July 1, 2006–December 31, 2006	600,000
April 1, 2006–June 30, 2006	700,000
January 1, 2006–March 31, 2006	1,000,000
January 1, 2005–December 31, 2005	750,000
October 1, 2004–December 31, 2004	750,000
January 1, 2004–September 30, 2004	400,000
October 1, 2003–December 31, 2003	312,500
January 1, 2003–September 30, 2003	450,000 (1)

(1)	after commutation-see discussion below

In an effort to manage the cost of quota share reinsurance in the time of rising cost and limited availability, the Company implemented provisions for loss ratio caps to provide the reinsurers with some limit on the amount of potential loss being assumed, while maintaining the transfer of significant insurance risk with the possibility of a significant loss to the reinsurer, and thereby to reduce the cost of reinsurance. Loss ratio caps cut off the reinsurers’ liability for losses above a specified loss ratio. The loss ratio caps in the 2005, 2004 and 2003 quota share agreements were 95.0%, 95.0% and 92.0%, respectively, and there was no loss ratio cap in 2007 and 2006.

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

Approximate reinsurance recoverables by reinsurer are as follows:

	Unpaid	Paid
($ in thousands)	Losses	Losses	Total

December 31, 2007
CastlePoint Reinsurance Company, Ltd.	$87,068	$9,285	$96,353
Tokio Millennium Re Ltd.	26,111	2,330	28,441
Munich Reinsurance America Inc.	19,979	3,254	23,233
Employers Reinsurance Corp.	18,082	(113)	17,969
Hannover Reinsurance (Ireland) Limited	16,744	820	17,564
Platinum Underwriters Reinsurance Co.	5,612	3	5,615
Hannover Ruckversicherungs A.G	4,553	3	4,556
New Jersey Unsatisfied Claim & Judgement Fund	1,571	1,869	3,440
Endurance Reinsurance Corp of America	2,622	15	2,637
CastlePoint Insurance Company	1,866	495	2,361
General Reinsurance Corp	1,829	—	1,829
AXIS Reinsurance Company	1,460	15	1,475
Hartford Steam Boiler Insp & Ins Co.	486	114	600
NGM Insurance Co.	572	1	573
Trinity Universal Insurance Company	436	—	436
QBE Reinsurance Corporation	237	—	237
SCOR Reinsurance Company	204	31	235
Others	93	181	274

Total	$189,525	$18,303	$207,828

December 31, 2006
CastlePoint Reinsurance Company, Ltd	$31,660	$2,493	$34,153
Munich Reinsurance America Inc.	15,318	2,706	18,024
Tokio Millennium Re Ltd	31,796	1,634	33,430
Hannover Reinsurance (Ireland) Ltd	14,429	836	15,265
E+S Reinsurance (Ireland) Ltd	3,603	209	3,812
Hannover Rueckversicherung AG	3,220	(5)	3,215
Platinum Underwriters Reinsurance Company	6,121	(5)	6,116
Endurance Reinsurrance Corp of America	2,138	—	2,138
QBE Reinsurance Corp	350	—	350
Axis Reinsurance Company	854	—	854
NGM Insurance Company	427	—	427
Others	126	93	219

Total	$110,042	$7,961	$118,003

The Company recorded prepaid reinsurance premiums as follows:

	December 31,

($ in thousands)	2007	2006

CastlePoint Reinsurance Company, Ltd.	$100,535	$81,000
CastlePoint Insurance Company	11,861	—
Hannover Ruckversicherungs A.G	2,555	2,242
Platinum Underwriters Reinsurance Co.	2,521	2,609
AXIS Reinsurance Company	1,682	1,245
Hartford Steam Boiler Insp & Ins Co.	1,271	408
General Reinsurance Corp	809	830
Endurance Reinsurance Corp of America	764	2,325
Lloyd’s Syndicates	745	1,276
Midwest Insurance Company	508	—
QBE Reinsurance Corporation	292	270
NGM Insurance Co.	248	446
New Jersey Fair Plan	153	—
Employers Reinsurance Corp.	135	—
Hiscox Insurance Company (Bermuda) Ltd.	112	—
Converium AG, Zurich	107	—
Aspen Insurance UK Limited	102	—
Others	434	1,412

	$124,834	$94,063

The following collateral is available to the Company for amounts recoverable from reinsurers as of December 31, 2007 and 2006:

	Regulation	Letters of	Funds
($ in thousands)	114 Trust	Trust	Held	Total

December 31, 2007
CastlePoint Reinsurance Company, Ltd.	$186,882	$—	$—	$186,882
Tokio Millennium Re Ltd.	5,907	—	20,589	26,496
Hannover Reinsurance (Ireland) Limited	—	4,964	16,252	21,216
CastlePoint Insurance Company	110	—	—	110
Other	—	796	—	796

Total	$192,899	$5,760	$36,841	$235,500

December 31, 2006
CastlePoint Reinsurance Company, Ltd.	$95,308	$—	$—	$95,308
Tokio Millennium Re Ltd.	5,644	—	30,540	36,184
Hannover Reinsurance (Ireland) Limited	—	3,050	16,789	19,839
E+S Reinsurance (Ireland) Ltd.	—	763	4,198	4,961
Other	—	796	—	796

Total	$100,952	$4,609	$51,527	$157,088

To reduce TICNY’s credit exposure to reinsurance, quota share reinsurance agreements effective October 1, 2003, January 1, 2004 and January 1, 2005 were placed on a “funds withheld” basis. Under these agreements TICNY placed the collected ceded premiums written, net of commissions and the reinsurers margin, in segregated trusts for the benefit of TICNY and the reinsurers. TICNY may withdraw funds for loss adjustment expense payments and commission adjustments. Segregated assets in trust accounts amounted to $40.4 and $54.4 million at December 31, 2007 and 2006 and are included in invested assets. The Company is obliged under the reinsurance agreements to credit reinsurers with an annual effective yield on the monthly balance in the funds held under reinsurance agreements liability accounts of 3.0% in 2007, 3.0% in 2006 and 3.0% in 2005. The amounts credited for 2007, 2006 and 2005 were $1.2 million, $1.6 million and $1.3 million respectively, and have been recorded as interest expense. The quota share agreement effective January 1, 2006 is collateralized in a New York Regulation 114 compliant trust account.

Commutation and Novation with PXRE Reinsurance Company

On June 29, 2006, to eliminate its exposure to uncollateralized reinsurance recoverables from PXRE Reinsurance Company (“PXRE”) which had requested the withdrawal of its financial strength and issuer rating from A.M. Best Company, the Company concluded through commutation agreements PXRE’s participation under various reinsurance agreements with TICNY covering the 2001, 2002 and a portion of the 2003 policy periods. Ceded loss and LAE expense recoverables of $20.5 million, ceded paid losses of $2.4 million and ceding commissions receivable of $8.7 million, totaling $31.6 million of unsecured recoverables, were settled with a payment from PXRE of $26.7 million, which represents an estimate of the present value of these recoverables. These transactions resulted in a $4.8 million pre-tax charge, of which $1.6 million was recognized in loss adjustment expenses and $3.2 million was recognized as a reduction to ceding commission income in the second quarter of 2006. In addition, on the same date, novation agreements were executed with PXRE relating to other reinsurance agreements covering business written in 2001, 2002 and 2003 by other insurance companies and managed on their behalf by TRM, the Company’s risk management subsidiary. As a result of the novation, TICNY assumed loss reserves of $12.2 million for which it received as consideration $11.4 million in cash and other assets and TRM recorded a reduction in commission liabilities for $0.2 million, the total of which resulted in a $0.6 million pre-tax charge. As a result of the commutation and novation agreements, which were effective as of June 29, 2006, PXRE is discharged from future obligations under the reinsurance agreements. There are no other agreements outstanding with PXRE.

Reinsurance Agreement with CastlePoint

See Note 4—“Investment in Unconsolidated Affiliate—CastlePoint—Reinsurance Agreement with CastlePoint.”

Ceding Commissions

The Company earns ceding commissions under quota share reinsurance agreements for 2007, 2005 and 2004 based on a sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and ceding commissions earned decrease when the estimated ultimate loss ratio increases.

As of December 31, 2007, the Company’s estimated ultimate loss ratios attributable to these contracts are lower than the contractual ultimate loss ratios at which the minimum amount of ceding commissions can be earned. Accordingly, the Company has recorded ceding commissions earned that are greater than the minimum commissions. The relevant estimated ultimate loss ratios and commissions as of December 31, 2007 are set forth below ($ in millions) for treaties that remain in effect as of December 31, 2007:

					Maximum
	Contractual Loss				Potential
	Ratio at Which				Reduction of
	Minimum Ceding		Ceding		Ceding
	Commission Rate	Estimated Ultimate	Commissions	Minimum	Commissions
Treaty Year	Applies	Loss Ratio	Earned	Commission	Earned

2003	65.6%	64.0%	$21.6	$20.6	$1.0
2004	68.0%	50.6%	31.6	20.6	11.0
2005	68.0%	49.4%	32.8	20.8	12.0
2007	64.3%	47.8%	24.4	21.0	3.4

Based on the amount of ceded premiums earned, the maximum potential reduction to ceding commissions earned related to an increase in the Company’s estimated ultimate loss ratios is $27.4 million for all treaties for all four years. The ceded premiums for the 2003, 2004, 2005 and 2006 treaty years have been fully earned as of December 31, 2007. As of December 31, 2007, the ceded premium earned and ceded unearned premium reserve for the 2007 treaty year were $67.7 million and $97.5 million, respectively.

The estimated ultimate loss ratios are the Company’s best estimate based on facts and circumstances known at the end of each period that losses are estimated. The estimation process is complex and involves the use of informed estimates, judgments and actuarial methodologies relative to future claims severity and frequency, the length of time for losses to develop to their ultimate level, possible changes in law and other external factors. The same uncertainties associated with estimating loss adjustment expense reserves affect the estimates of ceding commissions earned. The Company monitors and adjusts the ultimate loss ratio on a quarterly basis to determine the effect on the commission rate and ceding commissions earned. The increase (decrease) in estimated ceding commission income relating to prior years recorded in 2007, 2006 and 2005 was ($0.5) million, $1.1 million and ($0.8) million, respectively.

Note 10—	Intangible Assets

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include both renewal rights and the agency force book of business. Insurance company licenses are considered indefinite life intangible assets subject to annual impairment testing. The weighted average amortization period of identified intangible assets of finite useful life is 17.6 years as of December 31, 2007.

In 2005, the Company closed on its purchase of the outstanding common stock of a shell property casualty insurance company, North American Lumber Insurance Company (“NALIC”), subsequently renamed Tower National Insurance Company. Prior to the closing, all assets and liabilities (other than insurance licenses) of Tower National Insurance Company were transferred to a liquidating trust. The Company capitalized these purchases as an intangible asset related to state licenses with an indefinite life subject to annual impairment testing. The amount capitalized as of December 31, 2007 and 2006 was $1.2 million and included the purchase price, legal fees and a broker’s fee.

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

The components of intangible assets are summarized as follows ($ in thousands):

		Accumulated
($ in thousands)	Balance	Amortization	Net

December 31, 2007
Insurance licenses	$6,503	$—	$6,503
Renewal rights	3,164	(992)	2,172
Agency force	13,926	(931)	12,995

Total	$23,593	$(1,923)	$21,670

December 31, 2006
Insurance licenses	$1,303	$—	$1,303
Renewal rights	1,250	(505)	745
Agency force	3,750	(375)	3,375

Total	$6,303	$(880)	$5,423

During 2007, 2006 and 2005, the Company recorded amortization expense, related to intangibles, of $1.0 million, $0.4 million and $0.4 million, respectively. The estimated aggregate amortization expense for each of the next five years is:

($ in thousands)

2008	$1,019
2009	917
2010	836
2011	770
2012	718

As of December 31, 2007, there was no impairment on any of the intangible assets as per the Company’s annual impairment testing.

Note 11—	Fixed Assets

The components of fixed assets are summarized as follows:

		Accumulated
($ in thousands)	Cost	Depreciation	Net

December 31, 2007
Furniture	$1,759	$(479)	$1,280
Leasehold improvements	13,633	(1,214)	12,419
Computer equipment	9,801	(7,235)	2,566
Software	27,743	(11,864)	15,879
Artwork	193	—	193

Total	$53,129	$(20,792)	$32,337

December 31, 2006
Furniture	$1,511	$(191)	$1,320
Leasehold improvements	10,781	(272)	10,509
Computer equipment	7,954	(5,700)	2,254
Software	13,367	(6,947)	6,420
Artwork	60	—	60

Total	$33,673	$(13,110)	$20,563

The Company also acquired Preserver Group, Inc., which had fixed assets with an assigned fair value of $5.5 million on April 10, 2007.

In April 2007 and December 2007, the Company entered into two sale and leaseback arrangements of certain furniture and equipment in the aggregate amount of $1.3 million. The Company will lease the assets back under a 60 month lease arrangement at an annual cost of $0.3 million. The Company has an early buy-out option for both agreements on the date which is 48 months after the rent commencement date (April 2011 and December 2011) at rates equaling 32.88% and 32.76% of the original sales price. In addition, the Company has an early termination options in October 2009 at a rate of 47.89% and June 2010 at a rate of 47.82% of the original sale price and must return the equipment to the lessor.

In December 2006, the Company entered into a sale and leaseback arrangement whereby it sold for $5.2 million nearly all of the furniture and fixtures it purchased in 2006 and leased them back under a 60 month lease arrangement at an annual cost of $1.1 million. The Company has an early buy-out option in December 2010 at a rate of 32.41% of the original sale price and has an early termination option in June 2009 at a rate of 45.27% of the original sale price and must return the equipment to the lessor.

These transactions met the requirements to be accounted for as an operating lease.

The Company accounts for costs incurred to develop computer software for internal use in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. For the years ended December 31, 2007 and December 31, 2006, the Company capitalized software development costs of $3.4 million and $0.6 million, respectively. As of December 31, 2007, and December 31, 2006, net capitalized software costs totaled $4.0 million and $0.6 million, respectively.

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

Depreciation expense for 2007 and 2006 was $7.7 million and $4.8 million, respectively.

Note 12—	Other Liabilities

Other liabilities consist of the following:

	December 31,

($ in thousands)	2007	2006

Funds held as agent	$4,772	$8,181
Deferred rent liability	7,386	6,295
Payable for securities	561	2,922
Dividends payable	—	212
Other	4,872	3,515

Other liabilities	$17,590	$21,125

Note 13—	Debt

Subordinated Debentures

The Company has issued trust preferred securities through wholly-owned Delaware statutory business trusts. The trusts use the proceeds of the sale of the trust preferred securities and common securities that the Company acquires from the trusts to purchase a junior subordinated debenture from the Company with terms that match the terms of the trust preferred securities. Interest on the junior subordinated debentures and the trust preferred securities is payable quarterly. In some cases, the interest rate is fixed for an initial period of five years after issuance, then floats with changes in the London Interbank Offered Rate (“LIBOR”) and in

other cases the interest rate floats with LIBOR without any initial fixed-rate period. The principal terms of the outstanding trust preferred securities are summarized in the following table.

Principal
Amount of
						Amount of	Junior
						Investment in	Subordinated
						Common	Debenture
			Maturity	Early		Securities of	Issued to
Issue Date	Amount	Issuer	Date	Redemption	Interest Rate	Trust	Trust

January 2007	$20.0 million	Tower Group Statutory Trust VI	March 2037	At our option at par on or after March 15, 2012	8.155% until January 25, 2012; three-month LIBOR plus 300 basis points thereafter	$0.6 million	$20.6 million

March 2006	$20.0 million	Tower Group Statutory Trust V	April 2036	At our option at par on or after April 7, 2011	8.5625% until March 31, 2011; three-month LIBOR plus 330 basis points thereafter	$0.6 million	$20.6 million

December 2004	$13.0 million	Tower Group Statutory Trust IV	March 2035	At our option at par on or after December 21, 2009	Three-month LIBOR plus 340 basis points	$0.4 million	$13.4 million

December 2004	$13.0 million	Tower Group Statutory Trust III	December 2034	At our option at par on or after December 15, 2009	7.4% until December 7, 2009; three-month LIBOR plus 340 basis points thereafter	$0.4 million	$13.4 million

September 2003	$10.0 million	Tower Group Statutory Trust II	September 2033	At our option at par on or after September 30, 2008	7.5% until September 30, 2008; three-month LIBOR plus 400 basis points thereafter	$0.3 million	$10.3 million

May 2003	$10.0 million	Tower Group Statutory Trust I	May 2033	At our option at par on or after May 15, 2008	Three-month LIBOR plus 410 basis points (capped at 12.5% until May 15, 2008)	$0.3 million	$10.3 million

May 2004	$12.0 million	Preserver Capital Trust I	April 2034	At our option at par on or after May 24, 2009	Three-month LIBOR plus 425 basis points (capped at 12.5% until May 24, 2009)	$0.4 million	$12.3 million

Total interest expense incurred for all subordinated debentures, including amortization of deferred origination costs, was $8.2 million, $5.3 million and $3.5 million, respectively for the years ended December 31, 2007, 2006 and 2005.

Aggregate scheduled maturities of the subordinated debentures at December 31, 2007 are:

($ in thousands)

2033	$20,620
2034	25,775
2035	13,403
2036	20,619
2037	20,619

$101,036

Note 14—	Stockholders’ Equity

As part of the IPO in October 2004, the Company issued to Friedman, Billings, Ramsey & Co., Inc. (“FBR”), the lead underwriter, warrants to purchase 189,000 shares of the Company’s common stock at an exercise price of $8.50 per share. The warrants are exercisable for a term of five years beginning on October 20, 2004 and expire on October 20, 2009. On October 28, 2005, FBR exercised warrants and paid the Company the warrant exercise price of $8.50 per share or $89,820 and was issued 10,567 shares by the Company from treasury shares. In addition, FBR exercised 132,300 warrants on October 28, 2005 via a cashless exercise which resulted in the issuance of 64,244 shares by the Company from treasury shares. As of December 31, 2007 and 2006, FBR has 36,233 and 46,133 warrants outstanding that are included in the calculation of diluted EPS.

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

The Company issued 40,000 Perpetual Series A Preferred Shares on December 4, 2006 with a $0.01 par value per share and a $1,000 liquidation preference per share to CastlePoint Management Corp. which were potentially convertible into common stock upon a public offering of common shares by the Company. The carrying value of this stock is $40 million less issuing cost of $0.4 million or $39.6 million at December 31, 2006. The preferred stock paid a fixed 8.66% annual dividend that is not cumulative. On January 10, 2007, the Company exchanged its outstanding Series A Perpetual Preferred stock for 40,000 shares of Series A-1 Perpetual Preferred Stock. On January 26, 2007, the Company fully redeemed all 40,000 shares of the Series A-1 stock for $40.0 million using $20.0 million of the net proceeds from its trust preferred securities issued on January 25, 2007 and $20.0 million of the net proceeds from its common stock offering (described in the next paragraph).

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

For the year ended December 31, 2007, the Company issued 81,100 new common shares as the result of employee stock option exercises and issued 93,581 new common shares as the result of restricted stock grants. For the year ended December 31, 2006, the Company issued 58,067 new common shares as the result of employee stock option exercises and issued 75,019 new common shares as the result of restricted stock grants.

For the year ended December 31, 2005, the Company issued 32,705 new common shares as the result of employee stock option exercises and issued 13,832 new common shares as the result of restricted stock grants.

In 2007, the Company purchased 14,022 shares of its common stock from employees in connection with the vesting of restricted stock issued in conjunction with its 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of employee as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares. In addition, 10,292 shares of common stock were surrendered to the Company as a result of restricted stock forfeitures and 9,900 were issued to FBR in connection with the warrants referenced above. During 2006, the Company repurchased 1,312 shares of common stock and surrendered 6,259 shares of common stock as a result of restricted stock forfeitures.

The Company declared dividends on common and preferred stock as follows:

($ in thousands)	2007	2006	2005

Common stock dividends declared	$3,444	$1,976	$1,959
Preferred stock dividends declared	298	212	—

Total dividends declared	$3,742	$2,188	$1,959

Note 15—	Stock Based Compensation

2004 Long-Term Equity Compensation Plan

In 2004, the Company’s Board of Directors adopted and its shareholders approved a long-term incentive plan (the “2004 Long-Term Equity Compensation Plan”). With the adoption of the 2004 Long-Term Equity Compensation Plan, no further grants will be made under the 2001 Stock Award Plan.

The 2004 Long-Term Equity Compensation Plan provides for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights (“SARs”), restricted stock and restricted stock unit awards, performance shares and other cash or share-based awards. The activity in the plan is, as follows:

	Options
	and
	SAR’s	Other(1)	Total

Maximum award grants	290,681	872,042	1,162,723
Awards granted under plan	(133,069)	(238,060)	(371,129)

Available for future grant	157,612	633,982	791,594

(1)	Includes restricted stock and restricted stock unit awards, performance shares and other cash or share-based awards.

2001 Stock Award Plan

In December 2000, the Board of Directors adopted a long-term incentive plan (the “2001 Stock Award Plan”). The plan provided for a variety of awards, including incentive or non-qualified stock options, performance shares, SARs or any combination of the foregoing.

As of December 31, 2007, there are 144,580 shares of common stock options outstanding that are fully vested. With the adoption of the 2004 Long-Term Incentive Compensation Plan, no further awards may be granted under the 2001 Stock Award Plan.

Restricted Stock

In May 2004, the Company’s Board of Directors authorized the issuance of 131,888 shares of restricted Common Stock to the President and Chief Executive Officer and 8,793 shares of restricted Common Stock to the Senior Vice President, Chief Financial Officer and Treasurer. The shares vest in installments over a varying period from one to four years from the date of grant contingent upon continuous employment with the Company from the date of grant through the vesting date. During the vesting period, the recipients have voting rights and will receive dividends but the shares may not be sold, assigned, transferred, exchanged, pledged or otherwise encumbered. The fair value of the restricted shares was $1.6 million on the grant date. These restricted shares were authorized and issued prior to the adoption and approval of the 2004 Long-Term Equity Compensation Plan.

For the years ended December 31, 2007, 2006 and 2005, the Company incurred restricted stock expense of $1.0 million, $0.6 million and $0.4 million, respectively, net of tax that was included in net income.

The total intrinsic value of restricted stock vesting during the years ended December 31, 2007, 2006 and 2005 was $2.1 million, $1.8 million and $0.7 million, respectively. The intrinsic value of unvested restricted stock outstanding as of December 31, 2007 is $6.5 million.

Changes in restricted stock for the three years ended December 31, 2007 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at December 31, 2004	216,585	$10.24
Granted	13,832	14.89
Vested	(55,504)	10.33
Forfeited	(3,725)	8.50

Outstanding at December 31, 2005	171,188	$10.63
Granted	75,019	27.08
Vested	(59,182)	10.94
Forfeited	(6,259)	10.52

Outstanding at December 31, 2006	180,766	$17.35
Granted	93,581	32.20
Vested	(68,587)	15.11
Forfeited	(10,292)	22.59

Outstanding at December 31, 2007	195,468	$24.97

Stock Options

The following table provides an analysis of stock option activity during the three years ended December 31, 2007.

	2007		2006		2005
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	362,996	$4.94	431,000	$4.80	472,777	$4.73
Granted at fair value	—	—	—	—	—	—
Forfeitures and expirations	—	—	(9,937)	8.50	(9,072)	8.50
Exercised	(81,100)	2.78	(58,067)	3.25	(32,705)	2.78

Outstanding, end of year	281,896	$5.57	362,996	$4.94	431,000	$4.80

Exercisable, end of year	233,296	$4.95	280,607	$3.90	305,450	$3.38

Options outstanding and exercisable as of December 31, 2007 are shown on the following schedule:

	Options Outstanding			Options Exercisable
		Average
		Remaining
	Number of	Contractual	Average	Number of	Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

Under $4.00	144,580	3.0	$2.78	144,580	$2.78
$5.00-$10.00	137,316	6.8	$8.50	88,716	$8.50

Total Options	281,896	4.8	$5.57	233,296	$4.95

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

The Company adopted the provision of SFAS No. 123(R) effective January 1, 2006 and has elected the modified prospective application method and is expensing all unvested stock options outstanding as of January 1, 2006. The compensation expense is recognized over the requisite service period that has not been rendered and is based upon the original grant date fair value of the award as calculated for recognition of the pro forma disclosure under SFAS No. 123(R).

Compensation expense net of tax recorded related to stock options was $67,700 and $62,800 for 2007 and 2006, respectively, and has been included in net income.

The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $2.4 million, $1.4 million and $0.4 million, respectively. The intrinsic value of stock options outstanding as of December 31, 2007 is $7.2 million of which $6.0 million is related to vested options.

Prior to the adoption of SFAS No. 123(R), the Company followed the intrinsic value method in accordance with APB 25 to account for employee stock options and accordingly recognized no compensation expense for the stock option grants. In accordance with SFAS No. 123(R), the Company adopted the provisions of the statement on January 1, 2006 using the modified prospective application method. Under this method, prior periods are not restated. Had compensation cost for share-based plans been determined consistent with FAS No. 123(R), the Company’s net earnings and earnings per share for the year ended December 31, 2005 would have been the following pro-forma amounts:

($ in thousands, except per share amounts)	2005

Net income as reported	$20,754
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(61)

Net income, pro forma	$20,693

Earnings per share	As reported	Pro forma

Basic	$1.06	$1.06
Fully diluted	$1.03	$1.03

Total Equity Compensation Not Yet Recognized

The total remaining compensation cost related to non-vested stock options and restricted stock awards not yet recognized in the income statement was $4.0 million of which $0.1 million was for stock options and

$3.8 million was for restricted stock as of December 31, 2007. The weighted average period over which this compensation cost is expected to be recognized is 3.4 years.

Note 16—	Income Taxes

The Company files a consolidated Federal income tax return. The provision for Federal, state and local income taxes consists of the following components:

($ in thousands)	2007	2006	2005

Current Federal income tax expense	$27,417	$15,294	$11,864
Current state income tax expense	3,545	1,578	1,607
Deferred Federal and State income tax (benefit) expense	(4,804)	2,801	(2,409)

Provision for income taxes	$26,158	$19,673	$11,062

Deferred tax assets and liabilities are determined using the enacted tax rates applicable to the period the temporary differences are expected to be recovered. Accordingly, the current period income tax provision can be affected by the enactment of new tax rates. The net deferred income taxes on the balance sheet reflect temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and income tax purposes, tax effected at a 35% rate. Significant components of the Company’s deferred tax assets and liabilities are as follows:

($ in thousands)	2007	2006

Deferred tax asset:
Claims reserve discount	$12,042	$6,839
Unearned premium	11,504	9,488
Allowance for doubtful accounts	48	87
Equity compensation plans	333	232
Net unrealized depreciation of securities	4,436	157
Investment impairments	3,419	—
Net operating loss carryforwards	12,162	—
Capital loss carryforwards	2,295	—
Other	820	384

Total deferred tax assets	47,059	17,187
Deferred tax liability:
Deferred acquisition costs net of deferred ceding commission revenue	15,716	12,482
Depreciation and amortization	1,295	597
Warrant received from unconsolidated affiliate	1,612	1,612
Gain from issuance of common stock by unconsolidated affiliate	3,706	2,759
Equity income in unconsolidated affiliate	1,084	320
Accrual of bond discount	844	672

Total deferred tax liabilities	24,257	18,442

Net deferred income tax (liability)/asset	$22,802	$(1,255)

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

Preserver, which was acquired by the Company on April 10, 2007, has tax loss carryforwards and other tax assets that the Company believes will be used in the future, subject to change of ownership limitations pursuant to Section 382 of the Internal Revenue Code and to the ability of the combined post-merger company to generate sufficient taxable income to use the benefits before the expiration of the applicable carryforward periods.

Section 382 imposes limitations on a corporation’s ability to utilize its net operating loss carry forwards (NOL) if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. As a result of the acquisition, Preserver underwent an ownership change. Use of Preserver’s NOL of $40.3 million is subject to an annual limitation under Section 382 determined by multiplying the value of Preserver’s stock at the time of purchase by the applicable long-term rate resulting in an annual limitation amount of approximately $2.8 million. Any unused annual limitation may be carried over to later years.

At December 31, 2007, the Company had $34.7 million of net operating loss carryforwards that will expire if unused in 2027 and $6.5 million of capital loss carryforwards that will expire if unused in 2012.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As of December 31, 2007, the Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were zero for the years ended 2007, 2006 and 2005.

Tax years 2004 through 2007 are subject to examination by the federal authorities. There is currently a New York State Department of Taxation and Finance audit under way for the tax years of 2003 through 2004, but the Company does not anticipate any material adjustments.

The provision for Federal income taxes incurred is different from that which would be obtained by applying the Federal income tax rate to net income before income taxes. The items causing this difference are as follows:

($ in thousands)	2007	2006	2005

Theoretical Federal income tax expense at
U.S. statutory rate (35)%	$24,934	$19,753	$11,136
Tax exempt interest	(1,466)	(1,073)	(928)
State income taxes net of Federal benefit	2,303	1,025	1,044
Other	387	(32)	(190)

Provision for income taxes	$26,158	$19,673	$11,062

Note 17—	Employee Benefit Plans

The Company maintains a defined contribution Employee Pretax Savings Plan (401(k) Plan) for its employees. The Company matches 50% of each participant’s contribution up to 8% of the participant’s contribution. The Company incurred approximately $1.0 million, $0.8 million and $0.6 million of expense in 2007, 2006 and 2005, respectively, related to the 401(k) Plan.

Note 18—	Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings in the ordinary course of business. For example, to the extent a claim asserted by a third party in a law suit against one of the Company’s insureds covered by a particular policy, the Company may have a duty to defend the insured party against the claim. These claims may relate to bodily injury, property damage or other compensable injuries as set forth in the policy. Such proceedings are considered in estimating the liability for loss and LAE expenses. The Company is not subject to any other pending legal proceedings that management believes are likely to have a material adverse effect in the financial statements.

The Company has various lease agreements for office space and equipment. The terms of the office space lease agreements provide for annual rental increases and certain lease incentives including initial free rent periods and cash allowances for leasehold improvements. The Company amortizes scheduled annual rental increases and lease incentives ratably over the term of the lease. The difference between rent cash payments and recognized rent expense is recorded as deferred rent. The Company’s future minimum lease payments are as follows:

($ in thousands)	Amount

2008	$6,785
2009	6,509
2010	7,892
2011	5,870
2012	4,490
Thereafter	31,847

Total	$63,393

Total rental expense charged to operations was approximately $4.3 million, $3.8 million, and $2.3 million in 2007, 2006 and 2005, respectively.

Tower’s Insurance Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. The Insurance Subsidiaries are subject to assessments in New York, New Jersey and other states for various purposes, including the provision of funds necessary to fund the operations of the New York Insurance Department and the New York Property/Casualty Insurance Security Fund, which pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies and various funds administered by the New York Workers’ Compensation Board, which pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies. The Company was assessed approximately $624,000, $2,042,000 and $941,000 in 2007, 2006 and 2005, respectively, for its proportional share of the total assessment for the Property/Casualty Security Fund and approximately $1,409,000, $1,470,000 and $589,000 in 2007, 2006 and 2005, respectively, for its proportional share of the operating expenses of the New York Insurance Department. Property casualty insurance company insolvencies or failures may result in additional security fund assessments to the Company at some future date. At this time the Company is unable to estimate the possible amounts, if any, of such assessments. Accordingly, the Company is unable to determine the impact, if any such assessments may have on financial position or results of operations of the Company. The Company is permitted to assess premium surcharges on workers’ compensation policies that are based on statutorily enacted rates. Actual assessments have resulted in differences to the original estimates based on permitted surcharges of ($2,156,000), ($127,000) and $0 in 2007, 2006 and 2005, respectively. The Company estimates its liability for future assessments based on actual written premiums and historical rates and available information. As of December 31, 2007 the liability for the various workers’ compensation funds, which includes amounts assessed on workers’ compensation policies was $2,813,000. This amount is expected to be paid over an eighteen month period ending June 30, 2009. As of December 31, 2006, the liability for the various workers’ compensation funds was $4,463,000.

Contingencies Surrounding the 2006 New York Board of Fire Underwriters Assessment

The New York City Fire Patrol (“Fire Patrol”), which is governed by the New York Board of Fire Underwriters (“NYBFU”), was created to improve fire safety in New York City and was responsible for the salvage and dewatering operations at the scene of fires and water leaks for the purpose of protecting property from loss due to these perils. Fire Patrol’s operations were supported by assessments made by the NYBFU on the insurance company members of the NYBFU and, in some instances, other writers of fire insurance in New York City who had elected not to become members. The NYBFU’s membership voted to discontinue the Fire Patrol on January 31, 2006. Subsequently, the Company received a $506,000 assessment from the Fire Patrol for the 2006 year. The Company does not believe that it is a proper assessment and it has requested additional information from the NYBFU on the Fire Patrol assessment. The Company has not recorded any liability for this assessment as of December 31, 2007 and 2006. The NYBFU has informed the Company that the Fire Patrol ceased operations on October 15, 2006. The Company cannot predict what action, if any, the NYBFU will take in this matter and whether the Company may ultimately be liable for some amount of the assessment.

Note 19—	Statutory Financial Information and Accounting Policies

For regulatory purposes, the Company’s insurance company subsidiaries prepare their statutory basis financial statements in accordance with practices prescribed or permitted by the state they are domiciled in (“statutory basis” or “SAP”). The more significant SAP variances from GAAP are as follows:

•	Policy acquisition costs are charged to operations in the year such costs are incurred, rather than being deferred and amortized as premiums are earned over the terms of the policies.

•	Ceding commission revenues are earned when ceded premiums are written except for ceding commission revenues in excess of anticipated acquisition costs, which are deferred and amortized as ceded premiums are earned. GAAP requires that all ceding commission revenues be earned as the underlying ceded premiums are earned over the term of the reinsurance agreements.

•	Certain assets including certain receivables, a portion of the net deferred tax asset, prepaid expenses and furniture and equipment are not admitted.

•	Investments in fixed-maturity securities are valued at NAIC value for statutory financial purposes, which is primarily amortized cost. GAAP requires certain investments in fixed-maturity securities classified as available for sale, to be reported at fair value.

•	Certain amounts related to ceded reinsurance are reported on a net basis within the statutory basis financial statements. GAAP requires these amounts to be shown gross.

•	For SAP purposes, changes in deferred income taxes relating to temporary differences between net income for financial reporting purposes and taxable income are recognized as a separate component of gains and losses in surplus rather than included in income tax expense or benefit as required under GAAP.

State insurance laws restrict the ability of our insurance company subsidiaries to declare dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may only be paid out of earned surplus, and the amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Further, prior approval of the insurance department of its state of domicile is required before any of our insurance company subsidiaries can declare and pay an “extraordinary dividend” to the Company.

For the years ended December 31, 2007, 2006 and 2005, the Company’s insurance company subsidiaries had reported statutory basis net income/ (loss) of $43.6 million, $20.5 million and $6.4 million, respectively. At December 31, 2007 and 2006 the Company’s insurance company subsidiaries had reported statutory basis surplus as regards policyholders of $293.2 million, and $210.4 million, respectively, as filed with the insurance regulators.

The Company’s insurance company subsidiaries declared approximately $8.5 million, $4.6 million, and $2.1 million in dividends to Tower in 2007, 2006, and 2005, respectively. As of December 31, 2007, the maximum distribution that Tower’s Insurance Subsidiaries could pay without prior regulatory approval was approximately $17.0 million.

Note 20—	Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

Equity and fixed income investments:  Fair value disclosures for investments are included in “Note 2 — Investments.”

Investment in unconsolidated affiliate—Investment in unconsolidated affiliates is an investment in related parties; and is reported using the equity method. As of December 31, 2007 the aggregate fair value of the Company’s investment in the common stock of CastlePoint Holdings Ltd. was $30.7 million.

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

Note 21—	Earnings Per Share

The following table shows the computation of the Company’s earnings per share:

	Income	Shares	Per Share
($ in thousands, except share and per share amounts)	(Numerator)	(Denominator)	Amount

2007
Net Income	$45,082
Less: Preferred stock dividends	(298)
Preferred stock excess consideration	(400)

Basic earnings per share	44,384	22,714,663	$1.95

Effect of dilutive securities:
Stock options	—	172,116
Unvested restricted stock	—	52,469
Warrants	—	28,849

Diluted earnings per share	$44,384	22,968,097	$1.93

2006
Net Income	$36,764
Less: Preferred stock dividends	(212)

Basic earnings per share	36,552	19,750,309	$1.85

Effect of dilutive securities:
Stock options	—	203,222
Unvested restricted stock	—	64,888
Warrants	—	31,997
Preferred shares	—	96,902
Preferred stock dividends	212	—

Diluted earnings per share	$36,764	20,147,318	$1.82

2005
Net Income	$20,754
Less: Preferred stock dividends	—

Basic earnings per share	20,754	19,571,081	$1.06

Effect of dilutive securities:
Stock options	—	309,508
Unvested restricted stock	—	192,237
Warrants	—	74,247

Diluted earnings per share	$20,754	20,147,073	$1.03

Note 22—	Segment Information

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

In the insurance segment, the Insurance Subsidiaries provide commercial and personal lines insurance policies to businesses and individuals. The Insurance Subsidiaries commercial lines products include commercial multiple-peril, monoline general liability, commercial umbrella, monoline property, workers’ compensation and commercial automobile policies. Its personal lines products consist of homeowners, dwelling and other liability policies.

In the reinsurance segment, TICNY assumes reinsurance directly from TRM’s issuing companies excluding CPIC or indirectly from reinsurers that provide reinsurance coverage directly to the issuing companies.

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

Business segment results are as follows:

	For the year ended December 31,
($ in thousands)	2007	2006	2005

Insurance Segment
Revenues
Net premiums earned	$280,294	$204,679	$162,911
Ceding commission revenue	71,011	43,130	25,218
Policy billing fees	2,005	1,129	868

Total revenues	353,310	248,938	188,997

Expenses
Net loss and loss adjustment expenses	155,426	117,982	95,700
Underwriting expenses	152,015	101,701	74,035

Total expenses	307,441	219,683	169,735

Underwriting profit	$45,869	$29,255	$19,262

Reinsurance Segment
Revenues
Net premiums earned	$5,812	$19,309	$1,525
Ceding commission revenue	(1)	—	—

Total revenues	5,811	19,309	1,525

Expenses
Net loss and loss adjustment expenses	2,480	17,143	914
Underwriting expenses	2,591	3,670	189

Total expenses	5,071	20,813	1,103

Underwriting profit (loss)	$740	$(1,504)	$422

Insurance Services Segment
Revenue
Direct commission revenue from managing general agency	$28,795	$3,466	$9,148
Claims administration revenue	2,314	3,193	4,268
Other administration revenue	1,421	737	—
Reinsurance intermediary fees	770	577	688
Policy billing fees	33	5	23

Total revenues	33,333	7,978	14,127

Expenses
Direct commissions expense paid to producers	14,055	1,925	5,051
Other insurance services expenses:
Underwriting expenses reimbursed to TICNY	5,793	1,578	1,981
Claims expense reimbursement to TICNY	2,302	3,176	4,255

Total expenses	22,150	6,679	11,287

Insurance services pretax income	$11,183	$1,299	$2,840

Underwriting expenses in the insurance segment are net of expense reimbursements that are made by the insurance services segment pursuant to an expense sharing agreement between TRM and TICNY. In accordance with terms of this agreement, TRM reimburses TICNY for a portion of TICNY’s underwriting and other expenses resulting from TRM’s use of TICNY’s personnel, facilities and equipment in underwriting insurance on behalf of TRM’s issuing companies. The reimbursement for underwriting and other expenses is calculated as a minimum reimbursement of 5% of the premiums produced by TRM, and is adjustable according to the terms of the agreement based on the number of policies in force and additional expenses that may be incurred by TRM. The amount of this reimbursement was $5.8 million, $1.6 million, and $2.0 million in 2007, 2006 and 2005, respectively. TRM also reimburses TICNY, at cost, for claims administration expenses pursuant to the terms of this expense sharing agreement. Claims expenses reimbursed by TRM were $2.3 million, $3.2 million and $4.3 million in 2007, 2006 and 2005, respectively. TICNY is also reimbursed, at cost, for other administrative services provided to CastlePoint, pursuant to the terms of the service and expense sharing agreement which were $1.4 million and $0.7 million in 2007 and 2006, respectively.

The following table reconciles revenues by segment to consolidated revenue:

	For the year ended December 31,
($ in thousands)	2007	2006	2005

Revenue Insurance segment	$353,310	$248,938	$188,997
Reinsurance segment	5,811	19,309	1,525
Insurance services segment	33,333	7,978	14,127

Total segment revenues	392,454	276,225	204,649
Net investment income	36,699	23,026	14,983
Net realized gains (losses) on investments	(17,511)	12	122

Consolidated revenues	$411,642	$299,263	$219,754

The following table reconciles the results of our individual segments to consolidated income before taxes:

	For the year ended December 31,
($ in thousands)	2007	2006	2005

Insurance segment underwriting profit	$45,869	$29,255	$19,262
Reinsurance segment underwriting profit (loss)	740	(1,504)	422

Total underwriting profit (loss)	46,609	27,751	19,684
Insurance services segment pretax income	11,183	1,299	2,840
Net investment income	36,699	23,026	14,983
Net realized gains (losses) on investments	(17,511)	12	122
Corporate expenses	(1,593)	(2,183)	(960)
Interest expense	(9,290)	(6,870)	(4,853)
Other Income	5,143	13,402	—

Income before taxes	$71,240	$56,437	$31,816

Note 23—	Subsequent Events

Dividends

Tower Group, Inc.’s Board of Directors approved a quarterly dividend on February 21, 2008 of $0.05 per share payable March 27, 2008 to stockholders of record as of March 14, 2008.

Investments

Subsequent to December 31, 2007, the publicly traded REITs have continued to experience reductions in market prices. The fair market value of the REITs on March 12, 2008 was $5.4 million, compared to $7.4 million at December 31, 2007.

Note 24—	Unaudited Quarterly Financial Information

($ in thousands,	2007
except per share amounts)	First	Second	Third	Fourth	Total

Revenues	$84,317	$102,784	$112,014	$112,527	$411,642
Net Income	11,628	12,379	14,384	6,691	45,082
Net income per share:
Basic(1)(2)	$0.50	$0.54	$0.63	$0.29	$1.95
Diluted(1)(2)	$0.49	$0.53	$0.62	$0.29	$1.93

	2006
	First	Second	Third	Fourth	Total

Revenues	$71,172	$77,160	$73,021	$77,910	$299,263
Net Income	6,510	12,285	8,456	9,513	36,764
Net income per share:
Basic(1)	$0.33	$0.62	$0.43	$0.47	$1.85
Diluted(1)	$0.32	$0.61	$0.42	$0.46	$1.82

	2005
	First	Second	Third	Fourth	Total

Revenues	$42,670	$50,252	$59,937	$66,895	$219,754
Net Income	3,717	4,765	5,708	6,564	20,754
Net income per share:
Basic	$0.19	$0.24	$0.29	$0.33	$1.06
Diluted	$0.19	$0.24	$0.28	$0.32	$1.03

(1)	Since the weighted-average shares for the quarters are calculated independently of the weighted-average shares for the year, quarterly earnings per share may not total to annual earnings per share. In addition, preferred dividends are excluded from the quarterly calculations of earnings per share in 2007 and 2006 since they are anti-dilutive, but are included in the calculations.

(2)	In the first quarter calculations, earnings per share were calculated incorrectly. The correction resulted in a reduction in the basic and diluted earnings per share for the first quarter of 2007 by $0.02 and $0.02, respectively.

Item 9.	Changes In And Disagreements With Accountants Or Accounting And Financial Disclosure

None.

Item 9A.	Control And Procedures

a)	Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2007.

b)	Management’s Report on Internal Control over Financial Reporting

The management of Tower Group, Inc. and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting for Tower as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

On April 10, 2007, we completed our acquisition of Preserver. Preserver has not previously been subject to a review of internal controls the Sarbanes-Oxley Act of 2002 and its operations have been excluded from our review of the internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. We are continuing to integrate Preserver’s operations including internal controls and processes and extending our Section 404 compliance program to Preserver’s operations. Preserver accounted for 19% of assets and 14% of net income of Tower in 2007. See the Notes to the Consolidated Financial Statements in Item 8 for discussion of the acquisition and related financial data.

Management has assessed its internal controls over financial reporting as of December 31, 2007 in relation to criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment under those criteria, Tower’s management concluded that its internal control over financial reporting was effective as of December 31, 2007.

c)	Attestation report of the Company’s registered public accounting firm

Johnson Lambert & Co. LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on the Company’s internal control over financial reporting appears on page F-1 of this report.

d)	Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors And Executive Officers Of The Registrant

The information called for by this Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the company’s fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics and posted it on its website
http://www.twrgrp.com/ under Investor Information and then under Corporate Governance.

Item 11.	Executive Compensation

The information called for by this item will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

Item 13.	Certain Relationships And Related Transactions, And Director Independence

The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees And Services

The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

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
Registrant

March 14, 2008
/S/ MICHAEL H. LEE
Michael H. Lee
Chairman of The Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ MICHAEL H. LEE Michael H. Lee	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2008

/s/ FRANCIS M. COLALUCCI Francis M. Colalucci	Senior Vice President, Chief Financial Officer and Treasurer, Director (Principal Financial Officer, Principal Accounting Officer)	March 14, 2008

/s/ STEVEN W. SCHUSTER Steven W. Schuster	Director	March 14, 2008

/s/ CHARLES A. BRYAN Charles A. Bryan	Director	March 14, 2008

/s/ WILLIAM W. FOX JR. William W. Fox Jr.	Director	March 14, 2008

/s/ AUSTIN P. YOUNG III Austin P. Young III	Director	March 14, 2008

Tower Group, Inc.

Index to Financial Statement Schedules

Schedules		Pages

I	Summary of Investments--other than investments in related parties	S-1
II	Condensed Financial Information of the Registrant as of and for the years ended December 31, 2007, 2006 and 2005	S-2
III	Supplementary Insurance Information for the years ended December 31, 2007, 2006 and 2005	S-5
IV	Reinsurance for the years ended December 31, 2007, 2006 and 2005	S-6
V	Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005	S-7
VI	Supplemental Information Concerning Insurance Operations for the years ended December 31, 2007, 2006 and 2005	S-8

Tower Group, Inc.
Schedule I—Summary of Investments—Other Than Investments in Related Parties
($ in thousands)

	December 31, 2007

			Amount
		Fair	Reflected on
($ in thousands)	Cost	Value	Balance Sheet

Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$45,546	$46,535	$46,535
Corporate securities	201,501	198,739	198,739
Mortgage-backed securities	214,414	204,853	204,853
Municipal securities	155,296	156,361	156,361

Total fixed maturities	616,757	606,488	606,488
Preferred Stocks	5,551	3,702	3,702
Common Stock	8,878	8,878	8,878

Total equities	14,429	12,580	12,580

Total investments	$631,186	$619,068	$619,068

Tower Group, Inc.
Schedule II—Condensed Financial Information of the Registrant Condensed Balance Sheets
($ in thousands)

	December 31,

($ in thousands)	2007	2006

Assets
Cash and cash equivalents	24,020	5,089
Investment in subsidiaries	336,911	253,141
Federal and state taxes recoverable	3,851	2,295
Intangible assets	—	1,000
Fixed assets, net of accumulated depreciation	12,019	10,294
Investment in unconsolidated affiliate	32,615	27,944
Investment in statutory business trusts, equity method	2,664	2,045
Due from affiliate	510	382
Other assets	1,286	4,056

Total assets	$413,876	$306,246

Liabilities
Accounts payable and accrued expenses	$2,169	$3,530
Deferred rent liability	6,791	5,959
Deferred income taxes	6,865	4,792
Subordinated debentures	88,664	68,045

Total liabilities	104,489	82,326

Stockholders’ equity	309,387	223,920

Total liabilities and stockholders’ equity	$413,876	$306,246

Tower Group, Inc.
Schedule II—Condensed Financial Information of the Registrant
Condensed Statements of Income and Comprehensive Income

	Year Ended December 31,

($ in thousands)	2007	2006	2005

Revenues
Investment income	$1,893	$233	$1,084
Equity in net earnings of subsidiaries	46,557	32,942	22,963

Total revenues	48,450	33,175	24,047
Expenses
Other operating expenses	1,594	2,182	959
Interest expense	7,359	5,271	3,513

Total expenses	8,954	7,453	4,472
Other Income
Equity income in unconsolidated affiliate	2,438	914	—
Gain from issuance of common stock by unconsolidated affiliate	2,705	7,883	—
Warrant received from unconsolidated affiliate	—	4,605	—

Income before income taxes	44,640	39,124	19,575
Provision/(benefit) for income taxes	(442)	2,360	(1,179)

Net income	$45,082	$36,764	$20,754

Comprehensive Income
Net income	45,082	36,764	20,754
Other comprehensive income:
Gross unrealized investment holding gains (losses) arising during period	(29,424)	4,443	(6,664)
Equity in net unrealized gains in investment in unconsolidated affiliate’s investment portfolio	(218)	143	—
Less: reclassification adjustment for (gains) losses included in net income	17,511	(12)	(122)

Comprehensive income	$37,197	$39,679	$16,350

Tower Group, Inc.
Schedule II—Condensed Financial Information of the Registrant
Condensed Statements of Cash Flows

	Year Ended December 31,

($ in thousands)	2007	2006	2005

Cash flows provided by (used in) operating activities:
Net income	$45,082	$36,764	$20,754
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain on issuance of common shares of unconsolidated affiliate	(2,705)	(7,883)	—
Dividends received from consolidated subsidiaries	8,500	5,300	3,800
Equity in undistributed net income of subsidiaries	(46,557)	(32,942)	(22,963)
Warrant received from unconsolidated affiliate	—	(4,605)	—
Depreciation and amortization	1,815	2,160	1,948
Amortization of restricted stock	1,919	860	618
Deferred income tax	1,517	4,830	—
(Increase) decrease in assets:
Federal and state income tax recoverable	(1,556)	(2,190)	(270)
Equity pick-up in unconsolidated affiliate	(2,438)	(914)	—
Excess tax benefits from share-based payment arrangements	(1,105)	(891)	—
Other assets	2,582	(1,350)	(409)
(Increase) decrease in liabilities:
Accounts payable and accrued expenses	3,583	(251)	(1,805)
Deferred rent	832	5,959	—
Other-net	321	292	(533)

Net cash flows provided by operations	11,789	5,139	1,140
Cash flows provided by (used in) investing activities:
Acquisition of Preserver Group, Inc.	(48,286)	—	—
Preserver transaction costs	(4,729)	—	—
Purchase of fixed assets	(2,540)	(10,514)	—
Investments in unconsolidated affiliate	—	(14,400)	—
Purchase—fixed-maturity securities	—	—	(20,921)
Purchase—equity securities	—	—	(7,064)
Sale—fixed-maturity securities	—	6,513	15,658
Sale—equity securities	—	8,513	—
Investment in subsidiary	(4,759)	(52,263)	(11,480)

Net cash flows used in investing activities	(60,314)	(62,151)	(23,807)
Cash flows provided by (used in) financing activities:
Equity offering and over allotment, net of issuance costs	89,366	—	—
Issuance of preferred stock	—	39,600
Repayment of redeemable preferred stock	(40,000)	—	—
Proceeds from issuance of subordinated debentures	20,619	20,619	—
Purchase of common trust securities—statutory business trusts	(619)	(619)	—
Exercise of stock options and warrants	1,166	1,243	367
Excess tax benefits form share-based payment arrangements	1,105	891	—
Stock repurchase	(439)	(97)	—
Dividends paid	(3,743)	(2,187)	(1,959)

Net cash flows provided by (used in) financing activities	67,455	59,450	(1,592)

Increase (decrease) in cash and cash equivalents	18,931	2,438	(24,259)
Cash and cash equivalents, beginning of year	5,089	2,651	26,910

Cash and cash equivalents, end of year	$24,020	$5,089	$2,651

Tower Group, Inc.
Schedule III—Supplementary Insurance Information
($ in thousands)

	Deferred
	Acquisition
	Cost, Net of	Gross
	Deferred	Future Policy
	Ceding	Benefits,	Gross		Benefits,			Net
	Commission	Losses and	Unearned	Net Earned	Losses and	Amortization	Operating	Premiums
($ in thousands)	Revenue	Loss Expenses	Premiums	Premiums	Loss Expenses	of DAC	Expenses	Written

2007
Segments:
Insurance	$38,887	$490,425	$272,224	$280,294	$155,426	$(79,943)	$66,919	$258,460
Reinsurance	384	10,758	550	5,812	2,480	(2,793)	711	723

Total	$39,271	$501,183	$272,774	$286,106	$157,906	$(82,736)	$67,630	$259,183

2006
Segments:
Insurance	$33,633	$284,389	$221,337	$204,679	$117,982	$(54,893)	$45,680	$220,825
Reinsurance	2,178	18,152	5,680	19,309	17,143	(3,454)	1,058	24,245

Total	$35,811	$302,541	$227,017	$223,988	$135,125	$(58,347)	$46,738	$245,070

2005
Segments:
Insurance	$29,184	$196,737	$156,201	$162,911	$95,700	$(45,224)	$35,263	$210,395
Reinsurance	8	1,987	1,578	1,525	914	(423)	173	1,387

Total	$29,192	$198,724	$157,779	$164,436	$96,614	$(45,647)	$35,436	$211,782

Tower Group, Inc.
Schedule IV—Reinsurance
($ in thousands)

					Percentage
		Ceded to			of Amount
	Direct	Other	Assumed from		Assumed to
($ in thousands)	Amount	Companies	Other Companies	Net Amount	Net

Year ended December 31, 2007
Premiums
Property and casualty insurance	$520,421	$264,832	$3,593	$259,182	1.39%
Accident and health insurance	—	—	—	—	0.0%

Total premiums	$520,421	$264,832	$3,593	$259,182	1.39%

Year ended December 31, 2006
Premiums
Property and casualty insurance	$408,352	$187,593	$24,311	$245,070	9.92%
Accident and health insurance	—	—	—	—	0.0%

Total premiums	$408,352	$187,593	$24,311	$245,070	9.92%

Tower Group, Inc.
Schedule V—Valuation and Qualifying Accounts
($ in thousands)

	December 31,

($ in thousands)	2007	2006	2005

Balance, January 1	$248	$170	$123
Additions	157	115	73
Deletions	(201)	(37)	(26)

Balance, December 31	$204	$248	$170

Tower Group, Inc.
Schedule VI—Supplemental Information Concerning Insurance Operations
($ in thousands)

							Claims and Claims
							Adjustment Expenses
		Reserves					Incurred and Related to
		For Unpaid
		Claims and						Prior Year*		Paid Claims
	Deferred	Claim				Net		Includes		and Claim	Net
	Acquisition	Adjustment	Discount	Unearned	Earned	Investment	Current	PXRE	Amortization	Adjustment	Premiums
($ in thousands)	Cost	Expenses	Reserves	Premium	Premium	Income	Year	Commutation	of DAC	Expenses	Written

2007	$39,271	$501,183	$—	$272,774	$286,106	$36,699	$159,512	$(1,606)	$(82,736)	$123,804	$259,183
2006	$35,811	$302,541	$—	$227,017	$223,988	$23,026	$135,863	$(738)	$(58,347)	$44,372	$245,070
2005	$29,192	$198,724	$—	$157,779	$164,436	$14,983	$97,006	$(392)	$(45,647)	$31,817	$211,782

(1)	This schedule excludes information related to CastlePoint Holdings, Ltd., which is filed separately in their Annual Report on Form 10-K.

The exhibits listed below and designated with an asterisk are filed with this report. The exhibits listed below and not so designated are incorporated by reference to the documents following the descriptions of the exhibits.

Exhibit
Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of Tower Group, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-115310) filed on July 23, 2004
3.2	Certificate of Designations of Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 8, 2006
3.3	Certificate of Designations of Series A-1 Preferred Stock of Tower Group, Inc. incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007
3.4	Amended and Restated By-laws of Tower Group, Inc. as amended October 24, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 26, 2007
4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004
4.2	Warrant issued to Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004
10.1	Employment Agreement, dated as of August 1, 2004, by and between Tower Group, Inc. and Michael H. Lee, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004
10.2	Employment Agreement, dated as of August 1, 2004, by and between Tower Group, Inc. and Francis M. Colalucci, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004
10.3	Employment Agreement, dated as of August 1, 2004, by and between Tower Group, Inc. and Christian K. Pechmann, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004
10.4	2004 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004
10.5	2001 Stock Award Plan, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.6	2000 Deferred Compensation Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004
10.7	Amended & Restated Declaration of Trust, dated as of May 15, 2003, by and between Tower Group, Inc., Tower Statutory Trust I and U.S. Bank National Association, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.8	Indenture, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.9	Guarantee Agreement, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.10	Amended and Restated Trust Agreement, dated as of September 30, 2003, by and between Tower Group, Inc., JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association and Michael H. Lee, Steven G. Fauth and Francis M. Colalucci as Administrative Trustees of Tower Group Statutory Trust II, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.11	Junior Subordinated Indenture, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.12	Guarantee Agreement, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

Exhibit
Number	Description of Exhibits

10.13	Service and Expense Sharing Agreement, dated as of December 28, 1995, by and between Tower Insurance Company of New York and Tower Risk Management Corp., incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.14	Real Estate Lease and amendments thereto, by and between Broadpine Realty Holding Company, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004
10.15	Third Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC executed September 1, 2005, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on August 26, 2005
10.16	License and Services Agreement, dated as of June 11, 2002, by and between AgencyPort Insurance Services, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004
10.17	Agreement, dated as of April 17, 1996, between Morstan General Agency, Inc. and Tower Risk Management Corp., incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.18	Managing General Agency Agreement, dated January 1, 2002, by and between Virginia Surety Company and Tower Risk Management Corp., incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004
10.19	General Agency Agreement by and among State National Insurance Company, Inc., Tower Insurance Company of New York and Tower Risk Management Corp., incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004
10.20	Commercial Renewal Rights Agreement, dated as of September 13, 2004, by and among OneBeacon Insurance Group LLC, each of the insurance Company subsidiaries of OneBeacon Insurance Group LLC listed therein and Tower Group, Inc., incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (Amendment No. 5) (No. 333-115310) filed on September 15, 2004
10.21	Addendum No. 1 to the Quota Share Reinsurance Agreement, effective January 1, 2004, by and between Tower Insurance Company of New York, Tokio Millenium Re Ltd. and Hannover Reinsurance (Ireland) Ltd. and E+S Reinsurance (Ireland) Ltd., incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004
10.22	Quota Share Reinsurance Agreement, effective January 1, 2005, by and among Tower Insurance Company of New York, Hannover Reinsurance (Ireland) Ltd., E+S Reinsurance (Ireland) Ltd. and Tokio Millennium Re Ltd.), incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 22, 2005
10.23	Amended and Restated Declaration of Trust, dated December 15, 2004, by and among Wilmington Trust Company, as Institutional Trustee; Wilmington Trust Company, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on December 20, 2004
10.24	Indenture between Tower Group, Inc. and Wilmington Trust Company, as Trustee, dated December 15, 2004, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 20, 2004
10.25	Guarantee Agreement dated December 15, 2004, by and between Tower Group, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 20, 2004
10.26	Amended and Restated Declaration of Trust, dated December 21, 2004, by and among JPMorgan Chase Bank, National Association, as Institutional Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on December 23, 2004

Exhibit
Number	Description of Exhibits

10.27	Indenture between Tower Group, Inc. and JPMorgan Chase Bank, National Association, as Trustee, dated December 21, 2004, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 23, 2004
10.28	Guarantee Agreement dated December 21, 2004, by and between Tower Group, Inc. and JPMorgan Change Bank, National Association, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 23, 2004
10.29	Amended and Restated Declaration of Trust, dated March 31, 2006, by and among Wells Fargo Bank, National Association, as Institutional Trustee; Wells Fargo Delaware Trust Company, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on April 6, 2006
10.30	Indenture between Tower Group, Inc. and Wells Fargo Bank, National Association, as Trustee, dated March 31, 2006, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on April 6, 2006
10.31	Guarantee Agreement dated March 31, 2006, by and between Tower Group, Inc. and Wells Fargo Delaware Trust Company, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on April 6, 2006
10.32	Employment Agreement with Stephen L. Kibblehouse effective June 1, 2006, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2006
10.33	PXRE Commutation and Novation Agreement executed June 29, 2006 incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2006
10.34	Stock Purchase Agreement by and among Tower Group, Inc. and Preserver Group, Inc. dated November 13, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006
10.35	Exchange Agreement by and among Tower Group, Inc. and CastlePoint Management Corp. dated January 11, 2007 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007
10.36	Master Agreement dated April 4, 2006 by and among Tower Group, Inc., Tower Insurance Company of New York, Tower National Insurance Company, CastlePoint Holdings, Ltd. and CastlePoint Management Corp. incorporated by reference to Exhibit 10.1to the Company’s Current Report on Form 8-K filed on January 22, 2007
10.37	Addendum No. 1 to the Master Agreement by and among Tower Group, Inc. and CastlePoint Holdings, Ltd. incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2007
10.38	Amended and Restated Brokerage Business Quota Share Reinsurance Agreement, dated August 31, 2006 and effective as of April 1, 2006 by and among Tower Group, Inc., Tower Insurance Company of New York. Tower National Insurance Company and CastlePoint Reinsurance Company, Ltd. incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 22, 2007
10.39	Amended and Restated Traditional Business Quota Share Reinsurance Agreement, dated August 31, 2006 and effective as of April 1, 2006 by and among Tower Group, Inc., Tower Insurance Company of New York. Tower National Insurance Company and CastlePoint Reinsurance Company, Ltd. incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 22, 2007
10.40	Amended and Restated Specialty Business Quota Share Reinsurance Agreement, dated August 31, 2006 and effective as of April 1, 2006 by and among Tower Group, Inc., Tower Insurance Company of New York. Tower National Insurance Company and CastlePoint Reinsurance Company, Ltd. incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 22, 2007
10.41	Amendment No. 1 to Amended and Restated Brokerage Business Quota Share Reinsurance Agreement, dated January 11, 2007 by and among Tower Group, Inc., Tower Insurance Company of New York and CastlePoint Reinsurance Company, Ltd. incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 22, 2007

Exhibit
Number	Description of Exhibits

10.42	Amendment No. 1 to Amended and Restated Traditional Business Quota Share Reinsurance Agreement, dated January 11, 2007 by and among Tower Group, Inc., Tower Insurance Company of New York and CastlePoint Reinsurance Company, Ltd. incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 22, 2007
10.43	Amendment No. 1 to Amended and Restated Specialty Business Quota Share Reinsurance Agreement, dated January 11, 2007 by and among Tower Group, Inc., Tower Insurance Company of New York and CastlePoint Reinsurance Company, Ltd. incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on January 22, 2007
10.44	Amended and Restated Declaration of Trust, dated January 25, 2007, by and among Wilmington Trust, as Institutional Trustee and as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Stephen L. Kibblehouse, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on January 26, 2007
10.45	Indenture between Tower Group, Inc. and Wilmington Trust Company, as Trustee, dated January 25, 2007, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on January 26, 2007
10.46	Guarantee Agreement dated January 25, 2007, by and between Tower Group, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on January 26, 2007
10.47	Management Agreement, dated July 1, 2007, by and between CastlePoint Insurance Company and Tower Risk Management Corp., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007
10.48	Employment Agreement, dated as of July 23, 2007, by and between Tower Group Inc. and Gary S. Maier, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007
10.49	Fourth Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC dated July 25, 2006
10.50	Fifth Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC dated December 20, 2006
10.51	Employment Agreement, dated as of November 12, 2006, by and between Tower Group Inc. and Patrick J. Haveron, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2007
10.52	Separation Agreement, dated as of June 30, 2007, by and between Tower Group, Inc. and Steven G. Fauth, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2007
10.53	Consulting Agreement, dated as of July 1, 2007, by and between Tower Group, Inc. and Steven G. Fauth, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2007
10.54	Amendment No. 2 to Amended and Restated Brokerage Business Quota Share Reinsurance Agreement, dated July 1, 2006 by and among Tower Group, Inc., Tower Insurance Company of New York and CastlePoint Reinsurance Company, Ltd.
10.55	Amendment No. 3 to Amended and Restated Brokerage Business Quota Share Reinsurance Agreement, dated April 1, 2007 by and among Tower Group, Inc., Tower Insurance Company of New York, and CastlePoint Insurance Company and CastlePoint Reinsurance Company, Ltd.
10.56	Amendment No. 4 to Amended and Restated Brokerage Business Quota Share Reinsurance Agreement, dated July 1, 2007 by and among Tower Group, Inc., Tower Insurance Company of New York and CastlePoint Reinsurance Company, Ltd.
10.57	Aggregate Excess of Loss Reinsurance Agreement dated October 1, 2007 by and among Tower Insurance Company of New York, Tower National Insurance Company, Preserver Insurance Company, Mountain Valley Indemnity Company and North East Insurance Company, and CastlePoint Insurance Company
10.58	Aggregate Excess of Loss Reinsurance Agreement dated October 1, 2007 by and among Tower Insurance Company of New York and CastlePoint Insurance Company

Exhibit
Number	Description of Exhibits

10.59	Service Agreement dated May 1, 2007 by and among Tower Risk Management Corp. and CastlePoint Management Corp.
10.60	Property Catastrophe Reinsurance Agreement dated July 1, 2007 by and among Tower Group, Inc. and various reinsurers
10.63	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan, as amended and restated effective May 15, 2008, Restricted Stock Units Award Agreement
21.1	Subsidiaries of the registrant
23.1	Consent of Johnson Lambert & Co.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael H. Lee
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Francis M. Colalucci
32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002