Form 10-Q
period 2008-03-31
Tower Group, Inc.
filed 2008-05-12
CIK 1289592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934
For the quarterly period ended March 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file no. 000-50990
Tower Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3894120

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

120 Broadway, 31st Floor New York, NY	10271

(Address of principal executive offices)	(Zip Code)
(212) 655-2000
(Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,326,346 shares of common stock, par value $0.01 per share, as of May 1, 2008.

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Tower Group, Inc.
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
($ in thousands, except par value and share amounts)	2008	2007

Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $554,803 and $616,757)	$529,557	$606,488
Equity securities, available-for-sale, at fair value (cost of $11,993 and $14,429)	10,810	12,580

Total investments	540,367	619,068
Cash and cash equivalents	93,439	77,679
Receivable for securities	68,312	8,755
Investment income receivable	6,148	6,546
Agents’ balances receivable	114,869	122,763
Reinsurance recoverable	215,959	207,828
Prepaid reinsurance premiums	130,041	124,834
Deferred acquisition costs, net of deferred ceding commission revenue	44,883	39,271
Deferred income taxes	19,938	22,802
Intangible assets	21,369	21,670
Goodwill	18,962	13,281
Fixed assets, net of accumulated depreciation	34,298	32,337
Investment in unconsolidated affiliate	32,591	32,615
Other assets	25,202	25,162

Total assets	$1,366,378	$1,354,611

Liabilities
Loss and loss adjustment expenses	$505,705	$501,183
Unearned premium	275,389	272,774
Reinsurance balances payable	74,519	58,740
Payable to issuing carriers	36,992	42,855
Funds held under reinsurance agreements	32,841	36,841
Accounts payable and accrued expenses	14,099	14,205
Other liabilities	11,712	17,590
Subordinated debentures	101,036	101,036

Total liabilities	1,052,293	1,045,224
Stockholders’ Equity
Common stock ($0.01 par value; 40,000,000 shares authorized, 23,374,013 and 23,225,039 shares issued, and 23,326,346 and 23,185,173 shares outstanding)	234	232
Treasury stock (47,667 and 39,866 shares)	(674)	(493)
Paid-in-capital	206,157	205,435
Accumulated other comprehensive net loss	(17,865)	(8,322)
Retained earnings	126,233	112,535

Total stockholders’ equity	314,085	309,387

Total liabilities and stockholders’ equity	$1,366,378	$1,354,611

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
($ in thousands, except per share and share amounts)	2008	2007

Revenues
Net premiums earned	$68,430	$60,383
Ceding commission revenue	20,654	14,234
Insurance services revenue	9,660	1,460
Net investment income	9,796	7,955
Net realized gains (losses) on investments	1,374	(17)
Policy billing fees	578	302

Total revenues	110,492	84,317
Expenses
Loss and loss adjustment expenses	37,297	33,910
Direct and ceding commission expense	26,608	18,635
Other operating expenses	21,666	15,089
Interest expense	2,322	2,084

Total expenses	87,893	69,718
Other Income
Equity income in unconsolidated affiliate	760	689
Gain from issuance of common stock by unconsolidated affiliate	—	2,705

Income before income taxes	23,359	17,993
Income tax expense	8,506	6,365

Net income	$14,853	$11,628

Gross unrealized investment holding gains (losses) arising during period	(12,524)	546
Equity in net unrealized gains in investment in unconsolidated affiliate’s investment portfolio	(784)	55
Less: reclassification adjustment for (gains) losses included in net income	(1,374)	17
Income tax (expense) benefit related to items of other comprehensive income	5,139	(216)

Comprehensive net income	$5,310	$12,030

Basic and diluted earnings per share
Basic	$0.65	$0.50

Diluted	$0.64	$0.49

Weighted Average Common Shares Outstanding:
Basic	22,995,511	21,988,907

Diluted	23,187,773	22,621,230

Dividends declared and paid per common share:
Common stock	$0.050	$0.025

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
($ in thousands)	2008	2007

Cash flows provided by (used in) operating activities:
Net income	$14,853	$11,628
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain from IPO of common shares of unconsolidated affiliate	—	(2,705)
(Gain) loss on sale of investments	(1,374)	17
Depreciation and amortization	2,605	1,552
Amortization of restricted stock	491	289
Deferred income taxes	2,482	(595)
Excess tax benefits from share-based payment arrangements	(51)	(65)
Changes in:
Agents’ balances receivable	7,895	7,380
Reinsurance recoverable	(11,823)	(17,713)
Prepaid reinsurance premiums	(5,207)	(16,198)
Deferred acquisition costs, net	(5,612)	4,785
Federal and state income taxes recoverable/payable	140	4,790
Equity in unconsolidated affiliate	(760)	(689)
Other assets	(179)	(984)
Loss and loss adjustment expenses	4,522	31,228
Unearned premium	2,615	2,253
Reinsurance balances payable	15,779	11,486
Accounts payable and accrued expenses	(10,970)	(9,387)
Funds held under reinsurance agreement	(4,652)	(3,659)
Other	12,445	(3,037)

Net cash flows provided by operations	23,200	20,376

Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(4,426)	(3,342)
Purchase — fixed-maturity securities	(115,565)	(75,203)
Purchase — equity securities	—	(2,570)
Sale or maturity — fixed-maturity securities	113,608	35,991
Sale — equity securities	—	3,001

Net cash flows used in investing activities	(6,383)	(42,123)

Cash flows provided by (used in) financing activities:
Equity offering and over allotment, net of issuance costs	—	89,387
Issuance of perpetual preferred stock, net of issuance costs	—	20,619
Purchase of common trust securities — statutory business trusts	—	(619)
Redemption of preferred stock	—	(40,000)
Exercise of stock options & warrants	231	93
Excess tax benefits from share-based payment arrangements	51	65
Stock repurchase	(180)	—
Dividends paid	(1,159)	(1,082)

Net cash flows provided by (used in) financing activities	(1,057)	68,463

Increase in cash and cash equivalents	15,760	46,716
Cash and cash equivalents, beginning of period	77,679	100,598

Cash and cash equivalents, end of period	$93,439	$147,314

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,139	$1,077
Cash paid for interest	2,116	1,426
See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
Note 1—Nature of Business
Tower Group, Inc. (the “Company”), through its subsidiaries, offers property and casualty insurance products and diversified insurance services and products. The Company’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “TWGP”.
The Company has changed its presentation of its business results by combining its previously reported insurance segment with its reinsurance segment based on the way management organizes the segments for making operating decisions and assessing profitability. This will result in the reporting of two operating segments. The prior period segment disclosures have been restated to conform to the current presentation.
Insurance Segment: offers a broad range of property and casualty insurance products and services to small to mid-sized businesses and to individuals primarily in the Northeast states and
Insurance Services Segment: provides insurance brokering, claim administration, reinsurance intermediary services and other administrative services.
Note 2—Accounting Policies and Basis of Presentation
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include the information and disclosures required by generally accepted accounting principles (“GAAP”) in the Unites States of America. These statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2007 and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 14, 2008. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations.
The results of operations for the three months ended March 31, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements as of March 31, 2008 include the accounts of Tower Group, Inc. (the “Company”), its wholly owned subsidiaries Tower Insurance Company of New York (“TICNY”), Tower National Insurance Company (“TNIC”), Tower Risk Management Corp. (“TRM”), Preserver Group, Inc. (“Preserver”) and its subsidiaries, Preserver Insurance Company (“PIC”), Mountain Valley Indemnity Company (“MVIC”) and North East Insurance Company (“NEIC”), and other entities required by GAAP. All significant inter-company balances have been eliminated in consolidation. Business segment results are presented net of all material inter-segment transactions.
Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value but does not require any new fair value measurements. The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 establishes a fair value hierarchy to increase consistency and comparability in fair value measurements and disclosures. The hierarchy is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets. The Company adopted the provisions of SFAS No. 157 on January 1, 2008, which did not have a material effect on its consolidated financial condition or results of operations.
In February 2008, the FASB issued FASB Staff Position (“FSP”) FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. As a result of the issuance of FSP FAS 157-2, the Company did not apply the provisions of SFAS 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. The Company did not elect to implement the fair value option for eligible financial assets and liabilities as of January 1, 2008.
In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock, which are expected to vest, be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to income tax expense. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and the Company adopted the provisions of EITF 06-11 on January 1, 2008. EITF 06-11 did not have a material effect on the Company’s consolidated financial condition or results of operations.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This standard establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year after December 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial condition or results of operations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year after December 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 160 will have on its consolidated financial condition or results of operations.
Note 3—Acquisition of Preserver Group, Inc.
On April 10, 2007, the Company completed the acquisition of 100% of the issued and outstanding common stock of Preserver Group, Inc., a New Jersey corporation.
The purchase price allocation of fair value to the acquired assets and liabilities was adjusted in December 2007 and March 2008 in finalizing the allocation of the purchase price. The December 2007 adjustment resulted primarily from Preserver not properly recording its proportionate share of assets and liabilities relating to involuntary residual market plans. The March 2008 adjustment resulted from recording a deferred tax liability related to the intangible assets recognized in connection with the acquisition of Preserver. The Company will complete its valuation of all assets and liabilities in the second quarter of 2008 and finalize adjustments to the valuation of assets acquired or liabilities assumed. See Note 8—Goodwill for a discussion of the purchase price allocation.
Note 4—Equity Offering
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
Note 5—Investment in Unconsolidated Affiliate—CastlePoint
At March 31, 2008, the Company’s maximum exposure to a loss from its investment in CastlePoint Holdings, Ltd. (“CastlePoint”) was approximately $32.6 million, which consists of its equity ownership interest of approximately $27.9 million and the fair value of the warrant the Company received from CastlePoint of $4.6 million. The carrying value of the Company’s equity investment in CastlePoint is as follows:

	March 31,	December 31,
($ in millions)	2008	2007

Carrying value of equity investment, beginning of year	$32.6	$27.9
Equity in net income of CastlePoint	0.8	2.4
Gain from initial public offering of common stock of CastlePoint	—	2.7
Equity in net unrealized gain / (loss) of the CastlePoint investment portfolio	(0.7)	(0.1)
Dividends received from CastlePoint	(0.1)	(0.3)

Carrying value of equity investment, end of period	$32.6	$32.6

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
The Company has recorded $447,000 of CastlePoint dividends received or accrued since inception as a reduction to its investment in CastlePoint.
As of March 31, 2008, the aggregate fair value of the Company’s investment in its 2,555,000 shares of CastlePoint common stock listed on the NASDAQ Global Market under the symbol “CPHL” was $24.9 million.
Affiliated Agreements with CastlePoint
The Company and/or its subsidiaries are parties to a master agreement, certain reinsurance agreements, and other agreements, including management agreements and service and expense sharing agreements, with CastlePoint. For more information regarding these agreements, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Master Agreement
The Master Agreement provides that CastlePoint will manage the traditional program business and the specialty program business and the Company will manage the brokerage business. The program managers are required to purchase property and casualty excess of loss reinsurance and property catastrophe excess of loss reinsurance from third party reinsurers to protect the net exposure of the participants.
Reinsurance Agreements
The Company’s insurance subsidiaries are parties to three multi-year quota share reinsurance agreements with CastlePoint Reinsurance Company, Ltd. (“CastlePoint Reinsurance”) covering brokerage business, traditional program business and specialty program business.
The following table provides an analysis of the reinsurance activity between the Company and CastlePoint Reinsurance for the three months ended March 31, 2008 and 2007, respectively:

	Ceded	Ceded	Ceding	Ceding
	Premiums	Premiums	Commissions	Commission
($ in thousands)	Written	Earned	Received	Percentage

March 31, 2008
Brokerage business	$45,544	$52,348	$16,407	36.0%
Traditional program business	2,524	1,178	819	32.5%
Specialty program business and insurance risk-sharing business	8,008	3,265	3,145	39.3%

Total	$56,076	$56,791	$20,371	36.3%

March 31, 2007
Brokerage business	$49,817	$32,209	$16,938	34.0%
Traditional program business	6	164	2	30.0%
Specialty program business and insurance risk-sharing business	1,258	518	377	30.0%

Total	$51,081	$32,891	$17,317	33.9%

Under the brokerage business quota share reinsurance agreement, which covers business that the Company has historically written through its retail and wholesale agents, the Company’s insurance subsidiaries cede between 25% and 50% of premiums and losses, such ceding percentage being subject to periodic adjustment by the Company. For the period April 1, 2007 through June 30, 2007, CastlePoint

Insurance Company (“CPIC”) was added as a reinsurer under the brokerage business quota share reinsurance agreement and the Company ceded 9% of its premiums and losses to CPIC and 40% of its premiums and losses to CastlePoint Reinsurance. Subsequent to June 30, 2007, 40% of the Company’s premiums and losses were ceded to CastlePoint Reinsurance.
Effective April 1, 2007, under the brokerage business quota share reinsurance agreement, CastlePoint agreed to pay 30% of the Company’s property catastrophe reinsurance premiums relating to the brokerage business pool managed by the Company and 30% of the Company’s net retained property catastrophe losses. CastlePoint and the Company will participate proportionately in catastrophe reinsurance on the underlying brokerage business pool. The premium payment was $1.0 million for the three months ended March 31, 2008 and was recorded as a reduction to ceded premiums earned. CastlePoint Reinsurance also participated as a reinsurer on the Company’s overall property catastrophe reinsurance program from July 1, 2006 to June 30, 2007, and the Company’s excess of loss reinsurance program, effective May 1, 2006.
In addition, the Company entered into two aggregate excess of loss reinsurance agreements for the brokerage business with CastlePoint effective October 1, 2007. The purpose of the two aggregate excess of loss reinsurance agreements is to equalize the loss ratios for the brokerage business written by CPIC and the Company. Under the first agreement, TICNY reinsures approximately 85% (which percentage will be adjusted to equal Tower’s actual percentage of the total brokerage business written by the Company and CPIC) of CPIC’s brokerage business losses above a loss ratio of 52.5%. Under the second agreement, CPIC reinsures approximately 15% (which percentage will be adjusted to equal CastlePoint’s actual percentage of the total brokerage business written by the Company and CPIC) of the Company’s brokerage business losses above a loss ratio of 52.5%. For the three months ended March 31, 2008, the Company paid $0.8 million to CPIC for reinsurance brokerage business written by the Company and received $0.8 million from CPIC for business assumed which was produced by TRM as part of the brokerage business pool.
The traditional program business quota share reinsurance agreement covers program business historically written by the Company. Under this agreement, the Company’s insurance subsidiaries cede 50% of the Company’s traditional program business to CastlePoint Reinsurance and share premium revenue and losses in proportion to the parties’ respective quota share participation. Ceding commissions are intended to approximate actual expenses.
Under the specialty program business and insurance risk-sharing business quota share reinsurance agreement, which covers business not historically written by the Company, the Company’s insurance subsidiaries cede 85% of the Company’s net retention on specialty program business to CastlePoint Reinsurance and receive a ceding commission which approximates actual expenses.
At March 31, 2008, the Company had receivables and payables with CastlePoint arising in the normal course of business, as follows:

		CastlePoint
($ in thousands)	CastlePoint	Insurance
Receivable/(payable) due to/from	Reinsurance	Company

Shown in balance sheet:
Assumed premium receivable	$15	$—
Reinsurance recoverable	12,977	429
Reinsurance balances payable	(52,489)	(8,007)
Payable to issuing carriers	—	(34,414)

Total	$(39,497)	$(41,992)

Program Management Agreement
Under the program management agreement, CastlePoint Management Corp. (“CPM”) was appointed by TICNY to perform certain underwriting and claims services, effective January 1, 2007, with respect to the traditional and specialty program business and insurance risk-sharing business, such as soliciting, underwriting, quoting, binding, issuing, servicing of insurance policies and adjusting claims. In circumstances where CPM cannot fully perform these functions on its own, CPM plans to delegate authority to the program underwriting agents or to purchase services from the Company under the service and expense sharing agreement. The Company reimburses CPM for expenses it incurs under this agreement. All expenses paid by the Company were included as direct commission expenses to CPM in the insurance segment. Total direct commission expenses paid by the Company for the three months ended March 31, 2008 and 2007 were $5.3 million and $1.4 million, respectively.
Management Agreement
TRM entered into a management agreement with CPIC effective July 1, 2007 to produce and manage brokerage business on behalf of CPIC. Under this agreement, TRM receives a provisional management fee equal to 34.0% of the subject premium of the business produced by TRM less excess and other inuring reinsurance. The fee is adjusted between 31.0% and 36.0% based on the loss ratio of the business produced. For the three months ended March 31, 2008, TRM produced $21.8 million of premiums and earned $6.9 million in direct commission revenue from CPIC.
TICNY Service and Expense Sharing Agreements
Under the service and expense sharing agreements, CPM can purchase from TICNY, and TICNY can purchase from CPM, certain insurance company services, such as claims adjustment, policy administration, technology solutions, underwriting, and risk management services, at cost, and market these services to program underwriting agents on an unbundled basis. The reimbursements for these charges have been recorded as “Other administration revenue” in the Company’s insurance services segment. CPM shares with the Company 50% of the profits and losses generated from marketed services. The Company charged CastlePoint $0.4 million and $0.3 million for such services for the three months ended March 31, 2008 and 2007, respectively.
TRM Service and Expense Sharing Agreements
Effective May 2007, TRM entered into a service agreement with CPM pursuant to which TRM provides to CPM and CPM may provide to TRM insurance company services such as claim adjustment, policy administration, technologies solutions, underwriting and risk management services. Under this agreement TRM agreed to produce and manage, on behalf of CPM, CPIC’s share of the Company’s brokerage business. CastlePoint paid $0.6 million for the three months ended March 31, 2008 for claims adjustment services pursuant to this agreement. As discussed above, effective July 1, 2007, TRM entered into a new agreement to produce and manage CPIC business, as more fully described under “Management Agreement” above.
Note 6—Investments
The amortized cost and fair value of investments in fixed-maturity securities and equities, together with information regarding the Company’s invested assets that were in an unrealized loss position at March 31, 2008 and December 31, 2007 are summarized as follows, by amount of time in a continuous unrealized loss position:

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
($ in thousands)	Cost	Gains	Months	Months	Value	Value

March 31, 2008
U.S. Treasury securities	$25,879	$856	$(16)	$—	$26,719	5%
U.S. Agency securities	5,041	118	—	—	5,159	1%
Municipal bonds	170,015	2,299	(680)	—	171,634	32%
Corporate and other bonds	157,565	580	(5,276)	(2,046)	150,823	28%
Commercial mortgage-backed securities	49,203	79	(7,115)	(2,965)	39,202	7%
Residential mortgage-backed securities	128,835	1,796	(3,082)	(7,267)	120,283	22%
Asset-backed securities	18,265	118	(2,646)	—	15,737	3%

Total fixed-maturity securities	554,803	5,846	(18,816)	(12,277)	529,557	98%
Preferred stocks	5,551	—	(519)	(664)	4,368	1%
Common stocks	6,442	—	—	—	6,441	1%

Total	$566,796	$5,846	$(19,334)	$(12,941)	$540,365	100%

December 31, 2007
U.S. Treasury securities	$25,837	$827	$—	$—	$26,664	4%
U.S. Agency securities	19,709	162	—	—	19,871	3%
Municipal bonds	155,296	1,167	(78)	(24)	156,361	25%
Corporate and other bonds	201,501	1,219	(3,164)	(817)	198,739	32%
Commercial mortgage-backed securities	49,475	262	(5,015)	(162)	44,560	7%
Residential mortgage-backed securities	144,028	1,083	(2,511)	(2,733)	139,867	23%
Asset-backed securities	20,911	88	(573)	—	20,426	3%

Total fixed-maturity securities	616,757	4,808	(11,341)	(3,736)	606,488	98%
Preferred stocks	5,551	—	(1,849)	—	3,702	1%
Common stocks	8,878	—	—	—	8,878	1%

Total	$631,186	$4,808	$(13,190)	$(3,736)	$619,068	100%

In the last week of March 2008, the Company sold various fixed-maturity securities which were not settled until the first week of April affecting the investment balance at March 31, 2008. The receivable for securities at March 31, 2008 was $68.3 million resulting from the sale of fixed-maturity securities just prior to the end of the quarter.
The Company’s gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three Months Ended
	March 31,
($ in thousands)	2008	2007

Fixed-maturity securities
Gross realized gains	$3,906	$350
Gross realized losses	(96)	(195)

	3,810	155

Equity securities
Gross realized gains	—	171
Gross realized losses	—	(343)
Impairment write-down	(2,436)	—

	(2,436)	(172)

Net realized gains (losses)	$1,374	$(17)

Impairment Review
The Company regularly reviews its fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, management considers, among other criteria: the current fair value compared to amortized cost or cost, as appropriate; the length of time the security’s fair value has been below amortized cost or cost; specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments; management’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in value to cost; specific credit issues related to the issuer; specific cash flow estimations for mortgage-backed securities and current economic conditions.
In addition, while evaluating the asset and mortgage-backed securities portfolios (other than those of high credit quality or sufficiently collateralized to ensure that the possibility of credit loss is remote), management follows the guidance of Emerging Issues Task Force Issue 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” (“EITF 99-20”). Accordingly, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is significantly less than the present value previously estimated, an other then temporary impairment is deemed to have occurred. Other-than-temporary impairment (“OTTI”) losses result in a permanent reduction of the cost basis of the underlying investment. The determination of other than temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.
As of March 31, 2008, the Company reviewed its fixed-maturity and equity securities portfolios. The unrealized loss position for equity securities was primarily due to the Company’s investment in seven real estate investment trusts (“REITs”). The total unrealized loss for these seven investments at March 31, 2008 was $2.4 million. The Company determined that these securities were other-than-temporarily-impaired and recorded an impairment write-down of $2.4 million at March 31, 2008. These securities were sold by the Company in April 2008 and the Company recorded a gain of $70,000, after considering the other-than-temporary-impairment adjustment recorded as of March 31, 2008.
As of March 31, 2008, net unrealized losses were $26.4 million and gross unrealized losses were $32.3 million. In assessing other-than-temporary impairment, the Company focused on all of its investments that had an unrealized loss and, in particular, its mortgage and asset backed securities. Ninety mortgage or asset backed securities with a fair value of $81.1 million, out of 186 such securities with a fair value of $175.2 million, had unrealized losses totaling $23.1 million. Twenty nine of these securities with a fair value of $14.3 million and an unrealized loss of $10.7 million were below investment grade.
The Company considered all relevant factors in assessing other-than-temporary impairment including its ability and intent to hold these securities until a recovery of fair value to the Company’s original cost, which may be maturity, as well as a lack of any significant impairment of cash flows or credit problems associated with these securities. As a result the Company did not consider these investments to be other-than-temporarily impaired.
Note 7—Fair Value Measurements
On January 1, 2008, the Company adopted SFAS No. 157 regarding fair value measurements. The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.
SFAS No. 157 establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded and the reliability and transparency of the assumptions used to determine fair value. The hierarchy requires the use of observable market data when available. The levels of the hierarchy and those investments included in each are as follows:
Level 1 –	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities traded in active markets. Included are those investments traded on an active exchange, such as the NASDAQ Global Select Market.

Level 2 –	Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs. Included are investments in U.S. Treasury securities and obligations of U.S. government agencies, municipal bonds, corporate debt securities, commercial mortgage and asset-backed securities and certain residential mortgage-backed securities.

Level 3 –	Inputs to the valuation methodology are unobservable for the asset or liability and are significant to the fair value measurement. Included are investments in certain illiquid residential mortgage-backed securities.
As at March 31, 2008, the Company’s investments are allocated between levels as follows:

($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturity investments	$—	$518,851	$10,707	$529,558
Equity investments	1,500	4,368	—	5,868

	1,500	523,219	10,707	535,426

Other Investments
Real estate investment trusts	4,942	—	—	4,942

Totals	$6,442	$523,219	$10,707	$540,367

The Company’s use of Level 3 of “unobservable inputs” included 18 securities and accounted for less than 2% of total investments at March 31, 2008.
The following table summarizes changes in Level 3 assets measured at fair value at March 31, 2008.

($ in thousands)

Beginning balance as of January 1, 2008	$—
Total gains or losses (realized / unrealized)
Included in earnings	278
Included in other comprehensive income	(2,599)
Purchases, issuances and settlements	(441)
Net transfers into (out of) Level 3	13,469

Ending balance as of March 31, 2008	$10,707

Note 8—Goodwill
Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. In acquiring Preserver, the Company entered into an agreement that provided for a base purchase price of approximately $68.3 million, subject to certain purchase price adjustments. The Agreement provided for using a portion of the proceeds to pay off certain debt owed to Preserver’s stockholders and to settle Preserver’s direct transaction costs. The purchase price, net of Preserver’s direct transaction costs, was approximately $64.7 million plus approximately $1.3 million of transaction costs incurred by Tower. Approximately $30.8 million of the purchase price was used to pay off certain debt owed to Preserver’s stockholders.

The determination of goodwill as it relates to the Preserver acquisition is based upon the following:

($ in thousands)

Purchase Price
Base purchase price paid	$68,250
Preserver direct transaction costs, net of tax benefit	(3,547)

Total purchase price paid to Preserver	64,703
Direct transaction costs	1,305

Total purchase consideration	66,008

Allocation of Purchase Price
Book value of Preserver at date of acquisition	7,106
Preserver shareholder debt repayment	30,754
Estimated fair value adjustments	9,186

Estimated fair value of assets acquired	47,046

Goodwill as of March 31, 2008	$18,962

The purchase price was allocated to balance sheet assets acquired (including identifiable intangible assets arising from the acquisition) and liabilities assumed based on their estimated fair value. The purchase price allocation of fair value to the acquired assets and liabilities was adjusted in December 2007 and March 2008 in finalizing the allocation of the purchase price. The December 2007 adjustment resulted primarily from Preserver not properly recording its proportionate share of assets and liabilities relating to involuntary residual market plans. The March 2008 adjustment resulted from recording a deferred tax liability related to the intangible assets recognized in connection with the acquisition of Preserver.
Goodwill at March 31, 2008 and December 31, 2007 was $19.0 million and $13.3 million, respectively. The Company performs an annual impairment analysis to identify potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized. This annual test is performed at December 31 of each year or more frequently if events or circumstances change in a way that requires the Company to perform the impairment analysis on an interim basis. Goodwill impairment testing requires an evaluation of the estimated fair value of each reporting unit to its carrying value, including the goodwill. An impairment charge is recorded if the estimated fair value is less than the carrying amount of the reporting unit.
Note 9—Dividends Declared
Dividends declared by the Company on common stock for the three months ended March 31, 2008 were $1.2 million or $0.05 per share. Dividends declared by the Company on common stock for the three months ended March 31, 2007 were $571,000 or $0.025 per share.
Dividends paid by the Company on its perpetual preferred Series A-1 stock for the three months ended March 31, 2008 and 2007 were $0 and $298,000, respectively.
Note 10—Stock Based Compensation
Restricted Stock Awards
During the three months ended March 31, 2008, 132,358 restricted stock shares were granted to senior officers and key employees. The fair value of the awards was $3.3 million on the date of grant. For the three months ended March 31, 2008, 26,418 restricted stock shares vested and 442 were forfeited. Compensation expense recognized for the three months ended March 31, 2008 and 2007 was $303,000 and $188,000 net of tax, respectively. Total unrecognized compensation expense before tax for grants of restricted stock was $6.5 million and $3.8 million at March 31, 2008 and December 31, 2007, respectively. The intrinsic value of the unvested restricted stock outstanding as of March 31, 2008 is $7.6 million.
Changes in restricted stock for the three months ended March 31, 2008 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2007	195,468	$24.97
Granted	132,358	$24.66
Vested	(26,418)	$28.77
Forfeited	(442)	$32.56

Outstanding at March 31, 2008	300,966	$24.59

Stock Options
Compensation expense (net of tax) related to stock options was $12,000 for the three months ended March 31, 2008 compared to $14,000 in the same period last year. Total unrecognized expense, before tax, for grants of stock options was $115,000 and $134,000 as of March 31, 2008 and December 31, 2007, respectively. The intrinsic value of stock options outstanding as of March 31, 2008 is $5.2 million, of which $4.3 million is related to vested options.
Note 11—Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. At the adoption date and as of March 31, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were zero for the three months ended March 31, 2008.
Tax years 2004 through 2007 are subject to examination by the federal authorities. There is currently a New York State Department of Taxation and Finance audit under way for the tax years of 2003 through 2004.
Note 12—Earnings per Share
The following table shows the computation of the Company’s earnings per share:

	Income	Shares	Per Share
($ in thousands, except share and per share amounts)	(Numerator)	(Denominator)	Amount

Three Months Ended March 31, 2008
Net Income	$14,853

Basic earnings per share	$14,853	22,995,511	$0.65

Effect of dilutive securities:
Stock options	—	146,167
Unvested restricted stock	—	20,915
Warrants	—	25,179

Diluted earnings per share	$14,853	23,187,772	$0.64

Three Months Ended March 31, 2007
Net Income	$11,628
Less: Preferred stock dividends	(298)
Less: Preferred stock excess consideration	(400)

Basic earnings per share	10,930	21,988,907	$0.50

Effect of dilutive securities:
Stock options	—	197,218
Unvested restricted stock	—	59,924
Warrants	—	34,138
Preferred shares	—	341,043
Preferred stock dividends	298	—

Diluted earnings per share	$11,228	22,621,230	$0.49

Note 13—Changes in Estimates
In the first quarter of 2008, the Company recorded favorable development in its net losses from prior accident years of $15,000 resulting from favorable development in the property and workers’ compensation lines which was partially offset by unfavorable development in commercial auto liability and personal auto liability. In the first quarter of 2007, the Company recorded favorable development in its net losses from prior accident years of $4,000 resulting from favorable development in the property and workers’ compensation lines from accident years 2005 and 2006, which was partially offset by unfavorable development in commercial multiple-peril liability from accident years 2002 and 2003.
The insurance subsidiaries’ changes in estimated sliding scale commission revenue resulted in a $385,000 reduction to ceding commission revenue in the first quarter of 2008 compared to an increase of $61,000 of ceding commission revenue in the first quarter of 2007. TRM’s changes in estimated sliding scale commissions were an increase in direct commission revenue for prior years of $702,000 in the first quarter of 2008 compared to an increase of $501,000 in direct commission revenue in the first quarter of 2007.
Note 14—Segment Information
The Company has changed its presentation of its business results by combining its previously reported reinsurance segment with its insurance segment based on the way management organizes the segments for making operating decisions and assessing profitability. This will result in reporting two segments: insurance (commercial and personal lines underwriting) and insurance services (managing general agency, claim administration and reinsurance intermediary operations). The prior period segment disclosures have been restated to conform to the current presentation. The Company considers many factors in determining reportable segments including economic characteristics, production sources, products or services offered and regulatory environment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company evaluates segment performance based on segment profit, which excludes investment income, realized gains and losses, interest expense, income taxes and incidental corporate expenses. The Company does not allocate assets to segments because assets, which consist primarily of investments and fixed assets, are considered in total by management for decision-making purposes.
Business segments results are as follows:

	Three Months Ended
	March 31,
($ in thousands)	2008	2007

Insurance Segment
Revenues
Net premiums earned	$68,430	$60,383
Ceding commission revenue	20,654	14,234
Policy billing fees	502	302

Total revenues	89,586	74,919

Expenses
Net loss and loss adjustment expenses	37,297	33,910
Underwriting expenses	41,986	32,537

Total expenses	79,283	66,447

Underwriting profit	$10,303	$8,472

	Three Months Ended
	March 31,
($ in thousands)	2008	2007

Insurance Services Segment
Revenues
Direct commission revenue from managing general agency	$8,164	$488
Claims administration revenue	957	565
Other administration revenue	371	251
Reinsurance intermediary fees	168	156
Policy billing fees	76	—

Total revenues	9,736	1,460

Expenses
Direct commission expense paid to producers	3,371	7
Other insurance services expenses:
Underwriting expenses reimbursed to TICNY	1,574	257
Claims expense reimbursement to TICNY	957	565

Total expenses	5,902	829

Insurance services pretax income	$3,834	$631

Underwriting expenses in the insurance segment are net of expense reimbursements that are made by the insurance services segment pursuant to an expense sharing agreement between TRM and the Company’s insurance subsidiaries. In accordance with terms of this agreement, TRM reimburses TICNY for a portion of TICNY’s underwriting and other expenses resulting from TRM’s use of TICNY’s personnel, facilities and equipment in underwriting insurance on behalf of TRM’s issuing companies. The reimbursement for underwriting and other expenses is calculated as a minimum reimbursement of 5% of the premiums produced by TRM and is adjustable according to the terms of the agreement based on the number of policies in force and additional expenses that may be incurred by TRM. The amount of this reimbursement was $1.6 million and $257,000 for the three months ended March 31, 2008 and March 31, 2007, respectively. TRM also reimburses TICNY, at cost, for claims administration expenses pursuant to the terms of this expense sharing agreement. Claims expenses reimbursed by TRM were $957,000 and $565,000 for the three months ended March 31, 2008 and March 31, 2007, respectively. TICNY is also reimbursed, at cost, for other administrative services provided to CastlePoint pursuant to the terms of the service and expense sharing agreement which was $371,000 and $251,000 for the three months ended March 31, 2008 and March 31, 2007, respectively.
The following table reconciles revenue by segment to consolidated revenue:

	Three Months Ended
	March 31,
($ in thousands)	2008	2007

Insurance segment	$89,586	$74,919
Insurance services segment	9,736	1,460

Total segment revenues	99,322	76,379
Net investment income	9,796	7,955
Net realized gains (losses) on investments	1,374	(17)

Consolidated revenues	$110,492	$84,317

The following table reconciles the results of the Company’s individual segments to consolidated income before taxes:

	Three Months Ended
	March 31,
($ in thousands)	2008	2007

Insurance segment underwriting profit	$10,303	$8,472
Insurance services segment pretax income	3,834	631
Net investment income	9,796	7,955
Net realized gains (losses) on investments	1,374	(17)
Corporate expenses	(386)	(358)
Interest expense	(2,322)	(2,084)
Other Income*	760	3,394

Income before taxes	$23,359	$17,993

*	See note on investment in unconsolidated affiliate-CastlePoint
Note 15—Subsequent Events
Dividends
The Company’s Board of Directors approved a quarterly dividend on April 24, 2008 of $0.05 per share payable June 27, 2008 to stockholders of record as of June 16, 2008.
Investments
Subsequent to March 31, 2008, the Company sold its publicly traded REITs with a carrying value of $4.9 million and recorded a gain of $70,000, after considering the other-than-temporary-impairment adjustment recorded as of March 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note on Forward-Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance sector in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the Federal securities laws or otherwise.
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;
•	developments that may delay or limit our ability to enter new markets as quickly as we anticipate;
•	increased competition on the basis of pricing, capacity, coverage terms or other factors;
•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;
•	the effects of acts of terrorism or war;
•	developments in the world’s financial and capital markets that adversely affect the performance of our investments;
•	changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;
•	changes in acceptance of our products and services, including new products and services;
•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;
•	changes in the percentage of our premiums written that we cede to reinsurers;
•	decreased demand for our insurance or reinsurance products;
•	loss of the services of any of our executive officers or other key personnel;
•	the effects of mergers, acquisitions and divestitures;
•	changes in rating agency policies or practices;
•	changes in legal theories of liability under our insurance policies;
•	changes in accounting policies or practices; and
•	changes in general economic conditions, including inflation, interest rates and other factors.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Consolidated Results of Operations
We have changed our presentation of our business results by combining our previously reported reinsurance segment with our insurance segment based on the way management organizes the segments for making operating decisions and assessing profitability. This will result in reporting two segments: insurance and insurance services. The prior period segment disclosures have been restated to conform with the current presentation. Because we do not manage our assets by segments, our investment income is not allocated among our segments. Operating expenses incurred by each segment are recorded in each segment directly. General corporate overhead not incurred by an individual segment is allocated based upon a combination of employee head count, policy count or premiums written, whichever method is most appropriate.
Our results of operations are discussed in below in two parts. The first part discusses the consolidated results of operations. The second part discusses the results of each of our two segments. The comparison between quarters is affected by the acquisition of Preserver on April 10, 2007.

	Three Months Ended March 31, 2008
		% Total		% Total
($ in thousands)	2008	Revenue	2007	Revenue	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$135,137		$108,627		$26,510	24.4%
Less: Ceded premiums earned	(66,707)		(48,244)		(18,463)	38.3%

Net premiums earned	68,430	61.9%	60,383	71.6%	8,047	13.3%
Total commission and fee income	30,892	28.0%	15,996	19.0%	14,896	93.1%
Net investment income	9,796	8.9%	7,955	9.4%	1,841	23.1%
Net realized investment (losses) gains	1,374	1.2%	(17)	(0.0%)	1,391	NM

Total	110,492	100.0%	84,317	100.0%	26,175	31.0%

Expenses
Net loss and loss adjustment expenses	37,297		33,910		3,387	10.0%
Operating expenses	48,274		33,724		14,550	43.1%
Interest expense	2,322		2,084		238	11.4%

Total expenses	87,893		69,718		18,175	26.1%

Equity in income of unconsolidated affiliate	760		689		71	10.3%
Gain from issuance of common stock by unconsolidated affiliate	—		2,705		(2,705)	-100.0%

Income before taxes	23,359		17,993		5,366	29.8%
Federal and state income taxes	8,506		6,365		2,141	33.6%

Net Income	$14,853		$11,628		$3,225	27.7%

Key measure
Return on average equity	19.1%(1)		23.8%

(1)	Excluding net realized gains and losses on investments, return on average equity would have decreased 1.0%.

Consolidated Results of Operations Three Months Ended March 31, 2008 and 2007
Total revenues. Total revenues increased due to the increases in net premiums earned, commission and fee income and net investment income. Net premiums earned, as a percent of total revenues, decreased due to the significant increase in commission and fee income for the three months ended March 31, 2008 compared to the same period in 2007. Net investment income, excluding realized capital losses or gains, represented 9% of total revenues for the each of the three months ended March 31, 2008 and March 31, 2007. Total commission and fee income for the three months ended March 31, 2008 increased 93.1% to $30.9 million compared to $16.0 million for the three months ended March 31, 2007. An increase in ceded premiums earned and ceding commission percentage, as well as the direct commission revenue on premiums produced by TRM contributed to this increase. Net investment income increased in 2008 primarily due to an increase in invested assets compared to the same period in 2007.
Premiums earned. The increase in net premiums earned was due to the 24.6% increase in gross premiums earned for the three months ended March 31, 2008 compared to the same period last year, including $21.2 million from the Preserver acquisition, which was offset in part by a 38.6% increase in ceded premiums earned in the three months ended March 31, 2008 compared to the same period last year as a result of the higher ceding percentage of premiums written in the first quarter of 2007, being earned in the first quarter of 2008.
The ceding percentages for the brokerage business for the past two years are included in the following table.

		Ceded
Dates	Quota Share Reinsurance Agreement With	Amount

April 6, 2006 - June 30, 2006 *	CastlePoint Reinsurance	30%
July 1, 2006 - December 31, 2006	CastlePoint Reinsurance	40%
January 1, 2007 - March 31, 2007	CastlePoint Reinsurance	49%
April 1 2007, - June 30, 2007	CastlePoint Reinsurance	40%
April 1 2007, - June 30, 2007	CastlePoint Insurance Company	9%
July 1, 2007 - Deember 31, 2007	CastlePoint Reinsurance	40%
January 1, 2008 - March 31, 2008	CastlePoint Reinsurance	40%

*	Multi year quota share agreements with CastlePoint Reinsurance began April 6, 2006.
Commission and fee income. Commission and fee income increased as discussed above. Our managing general agency subsidiary, TRM, produced $21.8 million in premium on behalf of CPIC and earned $6.9 million in fee income. Commission and fee income includes other administration revenue of $0.4 million and $0.3 million from services provided to and reimbursed by CastlePoint for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008 the change in estimated sliding scale commission rate for commissions earned in prior periods in both the insurance segment and the insurance services segment resulted in a net increase of $702,000 compared to $501,000 in the same period last year.
Net investment income and net realized gains (losses). The increase in net investment income resulted from an increase in invested assets to $540.4 million as of March 31, 2008 compared to $503.1 million as of March 31, 2007 offset slightly by a lower investment yield. Net cash flows provided by operations of $23.2 million contributed to the increase in invested assets during the three months ended March 31, 2008. On a tax equivalent basis, the yield was 5.3% as of March 31, 2008 compared to 5.7% as of March 31, 2007.
Net realized investment gains were $1.4 million in the three months ended March 31, 2008 compared to investment losses of $17,000 in the same period last year.

We recognized OTTI of $2.4 million and $0, related to our investment in REIT’s, for the three months ended March 31, 2008 and 2007, respectively.
Losses and loss adjustment expenses. Net loss and loss adjustment expenses and the net loss ratio for the three months ended March 31, 2008 were $37.3 million and 54.5%, respectively, compared to $33.9 million and 56.2%, respectively, in the same period in 2007. See “Insurance Segment Results of Operations” for an explanation of this change.
Operating expenses. Operating expenses increased primarily as a result of an increase in underwriting expenses resulting from the growth in premiums earned, additional staffing, depreciation related to our increased investment in technology, and in part, Preserver expenses.
Interest expense. The increase in interest expense for the three months ended March 31, 2008 resulted from $0.4 million of interest expense on subordinated debt issued in the first quarter of 2007 and the Preserver subordinated debt recorded as part of its acquisition in April 2007, partially offset by $0.2 million of interest expense from a decrease in interest rates on the floating rate portions of our subordinated debentures and as a result of crediting reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables.
Income tax expense. Income tax expense increased as a result of an increase in income before income taxes. The effective income tax rate was 36.4% for the three months ending March 31, 2008 compared to 35.4% for the same period in 2007. The increase in rate was primarily related to an increase in state and local income taxes resulting from the significant increase in pre-tax earnings in the insurance services segment.
Net income and return on average equity. Net income and annualized return on average equity was $14.9 million and 19.1%, respectively, for the three months ended March 31, 2008 compared to $11.6 million and 23.8%, respectively, for the same period in 2007. For the first quarter of 2008, the return was calculated by dividing annualized net income of $59.4 million by an average common stockholders’ equity of $311.7 million. For the first quarter of 2007, the return was calculated by dividing annualized net income of $45.3 million by an average common stockholders’ equity of $190.5 million.

Insurance Segment Results of Operations

	Three Months Ended March 31, 2008
($ in thousands)	2008	2007	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$135,137	$108,627	$26,510	24.4%
Less: ceded premiums earned	(66,707)	(48,244)	(18,463)	38.3%

Net premiums earned	68,430	60,383	8,047	13.3%
Ceding commission revenue	20,654	14,234	6,420	45.1%
Policy billing fees	502	302	200	66.2%

Total	89,586	74,919	14,667	19.6%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	67,131	57,342	9,789	17.1%
Less: ceded loss and loss adjustment expenses	(29,834)	(23,432)	(6,402)	27.3%

Net loss and loss adjustment expenses	37,297	33,910	3,387	10.0%
Underwriting expenses
Direct commission expense	23,238	18,629	4,609	24.7%
Other underwriting expenses	18,748	13,908	4,840	34.8%

Total underwriting expenses	41,986	32,537	9,449	29.0%

Underwriting profit	$10,303	$8,472	$1,831	21.6%

Key Measures
Premiums written
Gross premiums written	$135,113	$110,880	24,233	21.9%
Less: ceded premiums written	(66,757)	(62,848)	(3,909)	6.2%

Net premiums written	$68,356	$48,032	$20,324	42.3%

Loss Ratios
Gross	49.7%	52.8%
Net	54.5%	56.2%
Accident Year Loss Ratios
Gross	50.5%	53.1%
Net	54.5%	56.2%
Underwriting Expense Ratios
Gross	30.7%	29.7%
Net	30.4%	29.8%
Combined Ratios
Gross	80.4%	82.5%
Net	84.9%	86.0%
Insurance Segment Results of Operations Three Months Ended March 31, 2008 and 2007
Gross premiums. Gross premiums written increased by 21.9% to $135.1 million for the three months ended March 31, 2008 compared to $110.9 million for the same period in 2007. Gross premiums earned increased by 24.4% to $135.1 million for the three months ended March 31, 2008 compared to $108.6 million for the same period in 2007. The major items affecting gross premiums were the acquisition of Preserver on April 10, 2007, which added $18.5 million and $21.2 million in gross premiums written and earned, respectively, for the three months ended March 31, 2008, and growth in traditional and specialty program business premium managed by CastlePoint, which increased to $18.1 million for the three months ended March 31, 2008, compared to $5.2 million for the same period in 2007.

We are seeing some slowing growth from wholesale producers in the New York metropolitan area that is successfully countered by growth from our appointment of wholesale and other agents outside of the Northeast. Specifically, we have started writing excess and surplus lines business in Florida and Texas, and started writing on an admitted basis in California in 2008. New business written for the three months ended March 31, 2008 from wholesale agents with binding authority was approximately $14.4 million. Policies in-force before considering the effect of the Preserver acquisition, and including business managed by us and produced on behalf of CPIC, increased by 17% as of March 31, 2008 compared to March 31, 2007. For the three months ended March 31, 2008, premiums on renewed business increased 6.4% in personal lines while commercial lines decreased 2.8%, resulting in an overall increase of 0.3%. The retention rate was 88% for personal lines and 70% for commercial lines, resulting in a retention rate of 76.4% for all lines. The retention rate on both personal and commercial lines declined in 2008 as compared to 2007 as brokerage business was renewed through TRM on behalf of CPIC. The retention rate including brokerage business renewed by TRM on behalf of CPIC was 90% for personal lines and 81% for commercial lines, resulting in a retention rate of 79.1% for all lines.
Ceded premiums. Ceded premiums written increased by 6.2% to $66.8 million for the first three months of 2008 compared to $62.8 million for the same period last year. The reduction in the quota share ceding percentage to CastlePoint Reinsurance to 40% in the first quarter of 2008 compared to 49% for the same period last year largely offset the increase in gross premiums written subject to the quota share agreement. We ceded $56.1 million of premiums written to CastlePoint Reinsurance for the first three months of 2008 and $51.1 million for the same period last year. Separately, under our excess of loss program, $0.7 million and $0.7 million of premiums were ceded to CastlePoint for the first three months of 2008 and 2007, respectively. As part of the brokerage business quota share agreement, CastlePoint paid us $1.0 million, which represented a 30% share of our catastrophe reinsurance costs. Overall, our net catastrophe ceded premiums were $3.1 million for the first three months of 2008 as compared to $3.5 million for the same period last year.
Ceded premiums earned increased 38.3% to $66.7 million for the first three months of 2008 as compared to $48.2 million the same period last year. The increase in ceded premiums earned during the first quarter of 2008 was primarily due to our decision to cede 49% of our brokerage business to CastlePoint Reinsurance during the first three months of 2007, compared to only ceding 30% of our brokerage business in the second quarter of 2006, as previously discussed.
Net premiums. Net premiums written increased by 42.3% to $68.4 million for the first three months of 2008 compared to $48.0 million for the same period last year. While gross premiums written increased by 21.9% in the first quarter of 2008, net premiums written increased significantly more in percentage terms because of the decreased quota share ceding percentage to 40% for the first quarter of 2008 compared to 49% in the same period in 2007. Net premiums earned increased by 13.3% to $68.4 million in the first quarter of 2008 compared to $60.4 million for the same period last year.
Ceding commission revenue. Ceding commission revenue increased by 45.1% to $20.7 million for the first three months of 2008 compared to $14.2 million for the same period last year. The increase was primarily due to the 38.3% increase in ceded premiums earned, as well as the increase in the ceding commission rate. In addition, ceding commission revenue decreased by $385,000 for the three months ended March 31, 2008 as a result of an increase in the ceded loss ratios on prior year’s quota share treaties as compared to an increase of $61,000 in 2007 as a result of a decrease in the ceded loss ratio on prior year’s quota share treaties.
Loss and loss adjustment expenses and loss ratio. Gross loss and loss adjustment expenses and the gross loss ratio for the three months ended March 31, 2008 were $67.1 million and 49.7%, respectively, compared to $57.3 million and 52.8%, respectively, in the same period in 2007. Net loss and loss adjustment expenses and the net loss ratio for the three months ended March 31, 2008 were $37.3 million and 54.5%, respectively, compared to $33.9 million and 56.2%, respectively, in the same period in 2007. The decrease in the gross and net loss ratios in the first quarter of 2008 compared to the same period in 2007 was primarily due to lower than expected loss emergence for the property lines and worker’s compensation for the current accident year that resulted in lower loss ratios for these lines for the first quarter of 2008 compared to the same period in 2007 and the 2007 price increases affecting earned premiums in 2008. The decrease in the net loss ratio was also affected by the decrease in catastrophe reinsurance premiums ceded. The decrease in the gross loss ratio was also affected by a reduction in gross loss reserves in accident years 1995 to 1998 where the effect on net loss ratio was minimal due to the high quota share cession in those accident years. We ceded catastrophe reinsurance premiums equal to 4.4% of net premiums earned during the three months ended March 31, 2008 compared to 5.7% during the same period of 2007. Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing agreement between TICNY, TNIC and TRM. See “Insurance Services Segment Results of Operations” for the amounts of claims reimbursements.
Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $41.9 million for the first three months of 2008 as compared with $32.5 million for the same period last year as a result of the growth in business and to a lesser extent due to the acquisition of Preserver. Our gross expense ratio was 30.7% for the first three months of 2008 as compared with 29.7% for the same period last year. We have made significant progress integrating Preserver into our operations. Preserver’s gross expense ratio for the first quarter of 2008 decreased and is in line with our overall gross expense ratio.
The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 17.2% for the first three months of 2008, compared to 17.1% for the same period last year. The moderate increase was due to higher commissions on program business.
The underwriting expense portion of the gross expense ratio was 13.5% for the first three months of 2008 as compared to 12.5% for the same period last year. The increase in the underwriting expense ratio resulted from additional staffing, depreciation related to our increased investments in technology and, in part, Preserver expenses.
The net underwriting expense ratio, which reflects the benefits of ceding commission revenue that lowers the gross expense ratio, was 30.4% for the first three months of 2008 as compared to 29.8% for the same period last year.
Underwriting profit and combined ratio. The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $10.3 million in the first quarter of 2008 and $8.5 million for the same period last year. The gross combined ratio was 80.4% for the first three months of 2008 as compared with 82.5% for the same period last year. The lower gross combined ratio in the first quarter of 2008 resulted primarily from a lower gross loss ratio in the first quarter of 2008 compared to 2007. The net combined ratio was 84.9% for the first quarter of 2008 as compared to 86.0% for the same period last year. The decrease in the net combined ratio resulted from a decrease in the net loss ratio, offset in part by a slight increase in the net underwriting expense ratio.

Insurance Services Segment Results of Operations

	Three Months Ended March 31, 2008
($ in thousands)	2008	2007	Change	Percent

Revenue
Direct commission revenue from managing general agency	$8,164	$488	7,676	NM
Claims administration revenue	957	565	392	69.4%
Other administration revenue (1)	371	251	120	47.7%
Reinsurance intermediary fees (2)	168	156	12	7.7%
Policy billing fees	76	—	76	0.0%

Total	9,736	1,460	8,276	566.8%

Expenses
Direct commission expense paid to producers	3,371	7	3,364	NM
Other insurance services expenses	1,574	257	1,317	512.3%
Claims expense reimbursement to TICNY (3)	957	565	392	69.4%

Total	5,902	829	5,073	611.9%

Insurance services pre-tax income (loss)	$3,834	$631	$3,203	507.6%

Premiums produced by TRM on behalf of issuing companies	$23,291	$(55)	23,346	NM

(1)	Other administration revenue includes amounts reimbursed by CastlePoint Reinsurance for services rendered pursuant to a service and expense sharing agreement.

(2)	Reinsurance intermediary fees include commissions earned for placement of reinsurance on behalf of our insurance subsidiaries.

(3)	Consists of underwriting expenses reimbursed to TICNY pursuant to an expense sharing agreement.
Insurance Services Segment Results of Operations Three Months Ended March 31, 2008 and 2007
Total revenues. Total revenues were $9.7 million and $1.5 million for the three months ended March 31, 2008 and 2007, respectively. The increase in total revenues was primarily due to direct commission revenue increasing to $8.2 million for the three months ended March 31, 2008 compared to $0.5 million in the same period in 2007. The increase primarily resulted from business produced by TRM on behalf of CPIC of $21.8 million for the first three months of 2008. In addition, there was an increase in direct commission revenue of $702,000 and $501,000 in the first three months of 2008 and 2007, respectively as a result of favorable loss development on the premium produced in prior years.
Direct commission expense. TRM’s direct commission expense paid to producers was $3.4 million for the three months ended March 31, 2008 compared to $7,000 for the same period in 2007. The increase in direct commission expenses was a result of the increase in business produced by TRM on behalf of CPIC. The direct commission expense ratio was 14.5 % for the first three months of 2008. The CPIC book of business is produced through the same agents who produce business written through our insurance segment and TRM’s commission rates are similar to the commission rates in the insurance segment for similar lines of business.
Other insurance services expenses. The amount of reimbursement for underwriting expenses by TRM to TICNY for the three months ended March 31, 2008 was $1.6 million as compared to $0.3 million for the same period in 2007. The increase in other insurance expenses resulted from the increase in premium produced.
Claims expense reimbursement. The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY in the first quarter of 2008 was $1.0 million as compared to $0.6 million in the first quarter of 2007 due to an increase in the number of claims handled related to the CPIC book of business.
Pre-tax income. Pre-tax income increased to $3.8 million as compared to $0.6 million in the same period in 2007. The increase was primarily due to the increase in premiums produced and the resulting direct commission revenue.
Liquidity and Capital Resources
Cash flows. Cash and cash equivalents at March 31, 2008 were $93.4 million as compared to $77.7 million at December 31, 2007. Cash equivalents increased as a result of the increase in cash flow from operations.
During the first quarter of 2008, yield spreads continue to widen as a result of the lack of liquidity in the market which increased the gross unrealized investment loss by $15.0 million for the three month period ending March 31, 2008, as reflected in other comprehensive income. The increase in the unrealized investment loss primarily was caused by our investments in mortgage-backed securities. Changes in interest rates directly impact the fair value for our fixed maturity portfolio. We regularly review both our fixed-maturity and equity portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.
We have determined that we did not hold any remaining investments, after recording the charge for the equity investments that were other-than-temporarily impaired (“OTTI”) that would have been considered other than temporarily impaired and that the recent increase in the gross unrealized investment loss was caused by lack of liquidity in the capital markets. We expect cash flows from operations to be sufficient to meet our liquidity requirements. We intend, and we believe we have the ability, to hold these investments, excluding the equity investment we determined were OTTI, until a recovery in value, which may be at maturity for fixed maturity securities.
For the three months ended March 30, 2008, net cash provided by operating activities was $23.2 million. Net cash provided by operations was $20.3 million for the same period in 2007. The increase in cash flow for the three months ended March 31, 2008 was primarily a result of an increase in premiums collected.
The net cash flows used in investing activities was $6.4 million and $42.1 million for the three months ended March 31, 2008 and 2007, respectively, and were primarily related to purchases and sales of investment securities.
The net cash flows used in financing activities for the three months ended March 31, 2008 was $1.1 million and was primarily related to the payment of cash dividends. For the three months ended March 31, 2007, we had $68.5 million of net cash flow provided by financing activities. Included were the net proceeds from the issuance of $20.6 million in subordinated debentures on January 25, 2007, the $89.4 million of net proceeds from the January 26, 2007 equity offering and the related exercise of the underwriters’ over allotment option, partially offset by $40.0 million used for the redemption of preferred stock.
The operating subsidiaries’ primary sources of cash are net premiums received, commission and fee income, net investment income and proceeds from the sale and redemption of both equity and fixed-maturity investments. Cash is used to pay claims, commissions and operating expenses, to purchase investments and fixed assets and to pay dividends to the holding company. Our insurance companies are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. As of March 31, 2008, the maximum amount of distributions that our insurance companies could pay to us without approval of their domiciliary Insurance Department was approximately $14.8 million.
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
Investments
The following table present information regarding the Company’s invested assets that were in an unrealized loss position at March 31 2008 and December 31, 2007 by amount of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Aggregate	Unrealized
($ in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

March 31, 2008
U.S. Agency securities	$8,333	$(16)	$—	$—	$8,333	$(16)
Municipal bonds	37,892	(680)	—	—	37,892	(680)
Corporate and other bonds	89,864	(5,276)	17,170	(2,046)	107,034	(7,322)
Commercial mortgage-backed securities	24,043	(7,115)	9,628	(2,965)	33,670	(10,080)
Residential mortgage-backed securities	20,264	(3,082)	15,259	(7,267)	35,523	(10,348)
Asset-backed securities	11,906	(2,646)	—	—	11,906	(2,646)

Total fixed-maturity securities	192,301	(18,816)	42,057	(12,277)	234,358	(31,093)
Preferred stocks	3,033	(519)	1,336	(664)	4,369	(1,183)

Total	$195,333	$(19,334)	$43,393	$(12,941)	$238,726	$(32,276)

December 31, 2007
Municipal bonds	$11,614	$(78)	$7,272	$(24)	$18,886	$(102)
Corporate and other bonds	77,262	(3,164)	24,631	(817)	101,893	(3,981)
Commercial mortgage-backed securities	24,146	(5,015)	8,325	(162)	32,471	(5,177)
Residential mortgage-backed securities	17,263	(2,511)	46,196	(2,733)	63,459	(5,244)
Asset-backed securities	2,898	(573)	—	—	2,898	(573)

Total fixed-maturity securities	133,183	(11,341)	86,424	(3,736)	219,607	(15,077)
Preferred stocks	3,702	(1,849)	—	—	3,702	(1,849)

Total	$136,885	$(13,190)	$86,424	$(3,736)	$223,309	$(16,926)

A substantial portion of the unrealized loss relating to the mortgage-backed securities is the result of less than normal liquidity in the market that appears to be temporary. Since all of our investments continue to perform as expected, we believe these investments retain economic value which view is consistent with our intent and ability to hold until a recovery of fair value to the Company’s original cost basis which may be maturity.
Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of March 31, 2008, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. We determined that our investments in real estate investment trusts were other-than-temporarily impaired and recorded an impairment write-down of $2.4 million at March 31, 2008. These securities were sold in April 2008 and we recorded a gain of $70,000, after considering the other-than-temporary impairment adjustment recorded as of March 31, 2008.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk relates to changes in the value of financial instruments that arise from adverse movements in factors such as interest rates and equity prices. We are exposed mainly to changes in interest rates that affect the fair value of our investments in securities.
Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities, although conditions affecting particular asset classes (such as conditions in the housing market that affect residential mortgage-backed securities) can also be a significant source of market risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed maturity securities as of March 31, 2008 was $529.6 million.
For fixed maturity securities, short-term liquidity needs and the potential liquidity needs for the business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates.
As of March 31, 2008, we had a total of $36.0 million of outstanding floating rate debt all of which is outstanding subordinated debentures underlying our trust preferred securities issued by our wholly owned statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase.
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
For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of March 31, 2008.

The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of March 31, 2008:

	Estimated Increase	Estimated Percentage
	(Decrease) in Fair Value	Increase (decrease)
Change in interest rate	($ in thousands)	in Fair Value

300 basis point rise	(60,783)	(12.8%)
200 basis point rise	(41,378)	(8.7%)
100 basis point rise	(21,272)	(4.5%)
No change	0	0.0%
50 basis point decline	10,390	2.2%
100 basis point decline	21,437	4.5%
The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $21.3 million or 4.5% based on a 100 basis point increase in interest rates as of March 31, 2008. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities, which constituted approximately 98% of our total invested assets excluding cash and cash equivalents as of March 31, 2008.
Interest expense would also be affected by a hypothetical change in interest rates. As of March 31, 2008 we had $36 million of floating rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by $360,000, a 200 basis point increase would increase interest expense by $720,000 and a 300 basis point increase would increase interest expense by $1,080,000.
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
Changes in internal control over financial reporting
During the first quarter of 2008, the Company completed the implementation of a new general ledger system. Management has reviewed and tested the internal controls affecting this conversion and updated its overall evaluation of internal controls over financial reporting. Effective January 1, 2008, the Company applied SFAS 157, “Fair Value Measurements”, to investment assets with respect to the related identification of pricing levels as required by SFAS 157, certain controls were enhanced to reflect the new process and required disclosures. In addition, we have integrated Preserver into the Company’s evaluation of internal controls over financial reporting and extended our Section 404 compliance program.

Part II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company purchased 7,359 of its common shares from employees in connection with the vesting of restricted stock issued in connection with its 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.
The following table summarized the Company’s stock repurchases for the three-month period ended March 31, 2008 and represents employees’ withholding tax obligations on the vesting of restricted stock.

			Total Number of Shares	Maximum Number (or
	Total Number		Purchased as Part of	Approximate Dollar
	of Shares	Average Price	Publicly Announced Plans	Value) of Shares that May
Period	Purchased	Paid per Share	or Programs	Yet Be Purchased Under

January 1 - 31, 2008	—	$—	—	$—
February 1 - 29, 2008	—	—	—	—
March 1 - 31, 2008	7,359	24.56	—	—

Total	7,359	$24.56	—	$—

Item 6. Exhibits

31.1	Chief Executive Officer – Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer – Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

32	Chief Executive Officer and Chief Financial Officer – Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tower Group, Inc.

Registrant

Date: May 12, 2008	/s/ Michael H. Lee

Michael H. Lee
Chairman of the Board,
President and Chief Executive Officer

Date: May 12, 2008	/s/ Francis M. Colalucci

Francis M. Colalucci
Senior Vice President,
Chief Financial Officer and Treasurer