Form 10-Q
period 2008-06-30
Tower Group, Inc.
filed 2008-08-11
CIK 1289592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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
(212) 655-2000
(Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,316,833 shares of common stock, par value $0.01 per share, as of August 5, 2008.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Tower Group, Inc.
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
($ in thousands, except par value and share amounts)	2008	2007

Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $605,900 and $616,757)	$579,163	$606,488
Equity securities, available-for-sale, at fair value (cost of $7,050 and $14,429)	5,778	12,580

Total investments	584,941	619,068
Cash and cash equivalents	100,258	77,679
Investment income receivable	6,993	6,546
Agents’ balances receivable	122,797	122,763
Reinsurance recoverable	231,304	207,828
Prepaid reinsurance premiums	142,295	124,834
Deferred acquisition costs, net of deferred ceding commission revenue	47,502	39,271
Deferred income taxes	21,548	22,802
Intangible assets	21,067	21,670
Goodwill	18,962	13,281
Fixed assets, net of accumulated depreciation	36,290	32,337
Investment in unconsolidated affiliate	32,838	32,615
Other assets	40,236	33,917

Total assets	$1,407,031	$1,354,611

Liabilities
Loss and loss adjustment expenses	$519,578	$501,183
Unearned premium	299,778	272,774
Reinsurance balances payable	80,417	58,740
Payable to issuing carriers	27,121	42,855
Funds held under reinsurance agreements	30,368	36,841
Accounts payable, accrued liabilities and other liabilities	26,568	31,795
Subordinated debentures	101,036	101,036

Total liabilities	1,084,866	1,045,224
Stockholders’ Equity
Common stock ($0.01 par value; 40,000,000 shares authorized, 23,379,981 and 23,225,039 shares issued, and 23,316,833 and 23,185,173 shares outstanding)	234	232
Treasury stock (63,148 and 39,866 shares)	(1,039)	(493)
Paid-in-capital	206,817	205,435
Accumulated other comprehensive net loss	(19,102)	(8,322)
Retained earnings	135,255	112,535

Total stockholders’ equity	322,165	309,387

Total liabilities and stockholders’ equity	$1,407,031	$1,354,611

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
($ in thousands, except	June 30,		June 30,
per share and share amounts)	2008	2007	2008	2007

Revenues
Net premiums earned	$70,114	$74,035	$138,544	$134,418
Ceding commission revenue	21,491	17,032	42,145	31,266
Insurance services revenue	14,242	1,639	23,902	3,099
Net investment income	8,366	9,446	18,162	17,401
Net realized gains (losses) on investments	(7,970)	89	(6,596)	72
Policy billing fees	555	543	1,133	845

Total revenues	106,798	102,784	217,290	187,101
Expenses
Loss and loss adjustment expenses	36,923	40,611	74,219	74,521
Direct and ceding commission expense	30,026	21,808	56,634	40,443
Other operating expenses	22,193	19,432	43,858	34,521
Interest expense	2,161	2,446	4,484	4,530

Total expenses	91,303	84,297	179,195	154,015
Other Income
Equity income in unconsolidated affiliate	762	734	1,522	1,423
Gain from issuance of common stock by unconsolidated affiliate	—	—	—	2,705

Income before income taxes	16,257	19,221	39,617	37,214
Income tax expense	6,088	6,842	14,595	13,207

Net income	$10,169	$12,379	25,022	$24,007

Gross unrealized investment holding gains (losses) arising during period	(9,550)	(11,575)	(22,074)	(11,029)
Equity in net unrealized gains (losses) in investment in unconsolidated affiliate’s investment portfolio	(324)	(477)	(1,107)	(422)
Less: reclassification adjustment for (gains) losses included in net income	7,970	(89)	6,596	(72)
Income tax benefit (expense) related to items of other comprehensive income	666	4,249	5,805	4,033

Comprehensive net income	$8,931	$4,487	14,242	$16,517

Basic and diluted earnings per share
Basic	$0.44	$0.54	1.09	$1.04

Diluted	$0.44	$0.53	1.08	$1.03

Weighted average common shares outstanding:
Basic	23,040,952	22,895,783	23,018,275	22,442,345

Diluted	23,266,868	23,169,573	23,239,227	22,729,005

Dividends declared and paid per common share:
Common stock	$0.05	$0.025	0.10	$0.05

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007

Cash flows provided by (used in) operating activities:
Net income	$10,169	$12,379	$25,022	$24,007
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain from IPO of common shares of unconsolidated affiliate	—	—	—	(2,705)
(Gain) loss on sale of investments	7,970	(89)	6,596	(72)
Depreciation and amortization	3,055	2,409	5,659	3,961
Amortization of restricted stock	662	712	1,153	1,001
Deferred income taxes	(871)	71	1,611	(503)
Excess tax benefits from share-based payment arrangements	(29)	(894)	(80)	(959)
(Increase) decrease in assets:
Investment income receivable	(446)	(421)	(446)	(441)
Agents’ balances receivable	(7,929)	(10,713)	(34)	(3,333)
Reinsurance recoverable	(11,653)	(13,826)	(23,476)	(31,539)
Prepaid reinsurance premiums	(12,254)	(21,881)	(17,461)	(38,079)
Deferred acquisition costs, net	(2,620)	4,862	(8,231)	9,647
Equity in unconsolidated affiliate	(763)	(734)	(1,523)	(1,423)
Other assets	(7,072)	(6,601)	(6,307)	(6,119)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	13,873	20,793	18,395	52,021
Unearned premium	24,389	18,018	27,004	20,271
Reinsurance balances payable	5,898	6,203	21,677	17,689
Payable to issuing carriers	(9,870)	5,919	(15,733)	5,257
Accounts payable and accrued expenses	(2,527)	(959)	(7,634)	(10,848)
Funds held under reinsurance agreement	(2,763)	(5,335)	(7,415)	(8,994)
Other	(2,742)	203	145	1,653

Net cash flows provided by operations	4,477	10,116	18,922	30,492

Cash flows provided by (used in) investing activities:
Acquisition of Preserver Group Inc.	—	(66,233)	—	(66,233)
Preserver transaction costs	—	(4,729)	—	(4,729)
Purchase of fixed assets	(4,583)	(3,210)	(9,009)	(6,552)
Purchase - fixed-maturity securities	(102,682)	(60,109)	(218,247)	(135,312)
Purchase - equity securities	—	(11,317)	—	(13,887)
Sale or maturity - fixed-maturity securities	106,020	34,527	228,384	70,518
Sale-equity securities	5,067	775	5,066	3,776

Net cash flows provided by (used in) investing activities	3,822	(110,296)	6,194	(152,419)

Cash flows provided by (used in) financing activities:
Equity offering and over allotment, net of issuance costs	—	(21)	—	89,366
Purchase of common trust securities-statutory business trusts	—	—	—	(619)
Redemption of preferred stock	—	—	—	(40,000)
Proceeds from issuance of subordinated debentures	—	—	—	20,619
Exercise of stock options & warrants	1	917	231	1,010
Excess tax benefits from share-based payment arrangements	29	894	80	959
Treasury stock acquired-net employee share-based compensation	(365)	55	(545)	55
Dividends paid	(1,145)	(573)	(2,303)	(1,655)

Net cash flows provided by (used in) financing activities	(1,480)	1,272	(2,537)	69,735

Increase in cash and cash equivalents	6,819	(98,908)	22,579	(52,192)
Cash and cash equivalents, beginning of period	93,439	163,877	77,679	117,161

Cash and cash equivalents, end of period	$100,258	$64,969	$100,258	$64,969

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$11,754	$14,095	$16,893	$15,172
Cash paid for interest	1,932	2,366	4,048	3,792

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
The Company changed its presentation of its business results in the first quarter of 2008 by combining its previously reported insurance segment with its reinsurance segment based on the way management organizes the segments for making operating decisions and assessing profitability. This will result in the reporting of two operating segments. The prior period segment disclosures have been restated to conform to the current presentation.
Insurance Segment: offers a broad range of property and casualty insurance products and services to small to mid-sized businesses and to individuals primarily in the Northeast states; and,
Insurance Services Segment: provides insurance brokering, claim administration, reinsurance intermediary services and other administrative services.
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
The results of operations for the three and six months ended June 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements include the accounts of Tower Group, Inc. (“Tower”) and its insurance subsidiaries, Tower Insurance Company of New York (“TICNY”), Tower National Insurance Company (“TNIC”), Preserver Insurance Company (“PIC”), Northeast Insurance Company (“NEIC”), Mountain Valley Indemnity Company (“MVIC”) (collectively the “Insurance Subsidiaries”), Preserver Group, Inc. (“PGI”) and Tower Risk Management Corporation (“TRM”), its managing general agency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company transactions have been eliminated in consolidation. Business segment results are presented net of all material inter-segment transactions.
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
In February 2008, the FASB issued FASB Staff Position (“FSP”) FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. As a result of the issuance of FSP FAS 157-2, the Company did not apply the provisions of SFAS No. 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2.
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
In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock, which are expected to vest, be recorded as an increase to additional paid-in capital. The Company accounted for this tax benefit as a reduction to income tax expense in 2007. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and the Company adopted the provisions of EITF 06-11 on January 1, 2008. EITF 06-11 did not have a material effect on the Company’s consolidated financial condition or results of operations.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This standard establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s first fiscal year that begins after December 15, 2008. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial condition or results of operations because the impact of SFAS No. 141(R) is fact specific and will not be applicable until the Company acquires a business after the effective date.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS No. 160”). This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s first fiscal year that begins after December 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 160 will have on its consolidated financial condition or results of operations.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”) (“SFAS No. 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the effect that the adoption of SFAS No. 162 will have on its consolidated financial condition or results of operations.

Note 3—Acquisition of Preserver Group, Inc.
On April 10, 2007, the Company completed the acquisition of 100% of the issued and outstanding common stock of Preserver Group, Inc., a New Jersey corporation.
The purchase price allocation of fair value to the acquired assets and liabilities was adjusted in December 2007 and March 2008 in finalizing the allocation of the purchase price. The December 2007 adjustment related to an adjustment to Preserver’s proportionate share of assets and liabilities relating to involuntary residual market plans. The March 2008 adjustment resulted from recording a deferred tax liability related to the intangible assets recognized in connection with the acquisition of Preserver. See Note 8—Goodwill for a discussion of the purchase price allocation.
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
Note 5—Other Assets
Other assets consist of the following:

	June 30,	December 31,
($ in thousands)	2008	2007

Assumed premiums receivable	$1,496	$1,299
Ceding commission receivable	3,429	3,852
Receivable - claims paid by agency	5,800	2,726
Federal and state taxes recoverable	3,700	125
Investment in statutory business trusts, equity method	3,036	3,036
Receivable for securities	3,475	8,755
Prepaids, deposits and advances	4,453	3,694
Deferred merger and acquisition expenses	3,280	677
Miscellaneous receivables	8,236	6,223
Other	3,331	3,530

Other assets	$40,236	$33,917

Note 6—Investment in Unconsolidated Affiliate—CastlePoint
At June 30, 2008, the Company’s maximum exposure to a loss from its investment in CastlePoint Holdings, Ltd. (“CastlePoint”) was approximately $32.8 million, which consists of its equity ownership interest of approximately $28.2 million and the fair value of the warrant the Company received from CastlePoint of $4.6 million. The carrying value of the Company’s equity investment in CastlePoint is as follows:

	June 30,	December 31,
($ in millions)	2008	2007

Carrying value of equity investment, beginning of year	$32.6	$27.9
Equity in net income of CastlePoint	1.5	2.4
Gain from initial public offering of common stock of CastlePoint	0.0	2.7
Equity in net unrealized gain / (loss) of the CastlePoint investment portfolio	(1.1)	(0.1)
Dividends received from CastlePoint	(0.2)	(0.3)

Carrying value of equity investment, end of period	$32.8	$32.6

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
The Company has recorded $575,000 of CastlePoint dividends received or accrued since inception as a reduction to its investment in CastlePoint.
As of June 30, 2008, the aggregate fair value of the Company’s investment in its 2,555,000 shares of CastlePoint common stock listed on the NASDAQ Global Market under the symbol “CPHL” was $23.2 million.
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

The following table provides an analysis of the reinsurance activity between the Company and CastlePoint Reinsurance for the three months and six months ended June 30, 2008 and 2007, respectively:

			Ceding	Ceding
	Ceded Premiums	Ceded Premiums	Commissions	Commission
($ in thousands)	Written	Earned	Received	Percentage

Six Months Ending June 30, 2008
Brokerage business	$87,954	$99,321	$31,798	36.2%
Traditional program business	4,287	2,792	1,405	32.8%
Specialty program business and insurance risk-sharing business	22,387	8,889	8,420	37.6%

Total	$114,628	$111,002	$41,623	36.3%

Six Months Ending June 30, 2007
Brokerage business	$118,285	$75,668	$40,490	34.2%
Traditional program business	0	315	0	30.0%
Specialty program business and insurance risk-sharing business	2,052	1,248	616	30.0%

Total	$120,337	$77,231	$41,106	34.2%

Three Months Ending June 30, 2008
Brokerage business	$42,410	$46,973	$15,391	36.3%
Traditional program business	1,763	1,614	586	33.2%
Specialty program business and insurance risk-sharing business	14,380	5,624	5,275	36.7%

Total	$58,553	$54,211	$21,252	36.3%

Three Months Ending June 30, 2007
Brokerage business	$68,468	$43,459	$23,552	34.4%
Traditional program business	(6)	151	(2)	30.0%
Specialty program business and insurance risk-sharing business	794	731	239	30.0%

Total	$69,256	$44,341	$23,789	34.3%

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
Effective April 1, 2007, under the brokerage business quota share reinsurance agreement, CastlePoint agreed to pay 30% of the Company’s property catastrophe reinsurance premiums relating to the brokerage business pool managed by the Company and 30% of the Company’s net retained property catastrophe losses. CastlePoint and the Company will participate proportionately in catastrophe reinsurance on the underlying brokerage business pool. The premium payment was $1.0 million and $1.9 million for the three and six months ended June 30, 2008, respectively, compared to $1.6 million for the three months ended June 30, 2007 and were recorded as a reduction to ceded premiums earned. CastlePoint Reinsurance also participated as a reinsurer on the Company’s overall property catastrophe reinsurance program from July 1, 2006 to June 30, 2007, and the Company’s excess of loss reinsurance program, effective May 1, 2006.
In addition, the Company entered into two aggregate excess of loss reinsurance agreements for the brokerage business with CastlePoint effective October 1, 2007. The purpose of the two aggregate excess of loss reinsurance agreements is to equalize the loss ratios for the brokerage business written by CPIC and the Company. Under the first agreement, TICNY reinsures approximately 85% (which percentage will be adjusted to equal Tower’s actual percentage of the total brokerage business written by the Company and CPIC) of CPIC’s brokerage business losses above a loss ratio of 52.5%. Under the second agreement, CPIC reinsures approximately 15% (which percentage will be adjusted to equal CastlePoint’s actual percentage of the total brokerage business written by the Company and CPIC) of the Company’s brokerage business losses above a loss ratio of 52.5%. For the three and six months ended June 30, 2008, the Company paid $0.8 million and $1.5 million to CPIC for reinsurance brokerage business written by the Company and received $0.8 million and $1.5 million from CPIC for business assumed which was produced by TRM as part of the brokerage business pool.
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
At June 30, 2008 and December 31, 2007, the Company had receivables and payables with CastlePoint arising in the normal course of business, as follows:

		CastlePoint
($ in thousands)	CastlePoint	Insurance
Receivable/(payable) due to/from	Reinsurance	Company

Shown in balance sheet:
June 30, 2008
Assumed premium receivable	$29	$—
Reinsurance recoverable	12,850	1,354
Reinsurance balances payable	(63,403)	(361)
Payable to issuing carriers	—	(24,760)

Total	$(50,522)	$(23,767)

December 31, 2007
Assumed premium receivable	$5	$—
Reinsurance recoverable	8,998	470
Reinsurance balances payable	(43,158)	(5,531)
Payable to issuing carriers	—	(41,664)

Total	$(34,155)	$(46,725)

Program Management Agreement
Under the program management agreement, CastlePoint Management Corp. (“CPM”) was appointed by TICNY to perform certain underwriting and claims services, effective January 1, 2007, with respect to the traditional and specialty program business and insurance risk-sharing business, such as soliciting, underwriting, quoting, binding, issuing, servicing of insurance policies and adjusting claims. In circumstances where CPM cannot fully perform these functions on its own, CPM plans to delegate authority to the program underwriting agents or to purchase services from the Company under the service and expense sharing agreement. The Company reimburses CPM for expenses it incurs under this agreement. All expenses paid by the Company were included as direct commission expenses to CPM in the insurance segment. Total direct commission expenses paid by the Company for the three and six months ended June 30, 2008 were $7.3 million and $12.7 million, respectively, compared to $0.7 million and $2.1 million for the same periods last year.
Management Agreement
TRM entered into a management agreement with CPIC effective July 1, 2007 to produce and manage brokerage business on behalf of CPIC. Under this agreement, TRM receives a provisional management fee equal to 34.0% of the subject premium of the business produced by TRM less excess and other inuring reinsurance. The fee is adjusted between 31.0% and 36.0% based on the loss ratio of the business produced. For the three and six months ended June 30, 2008, TRM produced $35.0 million and $56.8 million of premiums, respectively, and earned $11.1 million and $18.0 million, respectively, in direct commission revenue from CPIC.
TICNY Service and Expense Sharing Agreements
Under the service and expense sharing agreements, CPM can purchase from TICNY, and TICNY can purchase from CPM, certain insurance company services, such as claims adjustment, policy administration, technology solutions, underwriting, and risk management services, at cost, and market these services to program underwriting agents on an unbundled basis. The reimbursements for these charges have been recorded as “Other administration revenue” in the Company’s insurance services segment. CPM shares with the Company 50% of the profits and losses generated from marketed services. The Company charged CastlePoint $1.2 million and $0.3 million for such services for the second quarter of 2008 and 2007, respectively and $1.6 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively.
TRM Service and Expense Sharing Agreement
Effective May 2007, TRM entered into a service agreement with CPM pursuant to which TRM provides to CPM and CPM may provide to TRM insurance company services such as claim adjustment, policy administration, technologies solutions, underwriting and risk management services. Under this agreement TRM agreed to produce and manage, on behalf of CPM, CPIC’s share of the Company’s brokerage business. CastlePoint paid $0.6 million and $1.4 million, respectively, for the three and six months ended June 30, 2008 for claims adjustment services pursuant to this agreement. As discussed above, effective July 1, 2007, TRM entered into a new agreement to produce and manage CPIC business, as more fully described under “Management Agreement” above.
Note 7—Investments
The amortized cost and fair value of investments in fixed-maturity securities and equities, together with information regarding the Company’s invested assets that were in an unrealized loss position at June 30, 2008 and December 31, 2007 are summarized as follows, by amount of time in a continuous unrealized loss position:

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
($ in thousands)	Cost	Gains	Months	Months	Value	Value

June 30, 2008
U.S. Treasury securities	$26,145	$466	$(35)	$(125)	$26,452	5%
U.S. Agency securities	7,796	110	(4)	—	7,902	1%
Municipal bonds	180,301	629	(1,545)	—	179,384	31%
Corporate and other bonds	213,087	118	(4,861)	(4,441)	203,903	35%
Commercial mortgage-backed securities	51,149	44	(2,959)	(7,880)	40,354	7%
Residential mortgage-backed securities	112,583	787	(1,230)	(3,066)	109,074	19%
Asset-backed securities	14,839	90	(2,828)	(7)	12,094	2%

Total fixed-maturity securities	605,900	2,244	(13,462)	(15,518)	579,163	99%
Preferred stocks	5,550	—	(97)	(1,147)	4,306	1%
Common stocks	1,500	—	(28)	—	1,472	0%

Total	$612,950	$2,244	$(13,588)	$(16,665)	$584,941	100%

December 31, 2007
U.S. Treasury securities	$25,837	$827	$—	$—	$26,664	4%
U.S. Agency securities	19,709	162	—	—	19,871	3%
Municipal bonds	155,296	1,167	(78)	(24)	156,361	25%
Corporate and other bonds	201,501	1,219	(3,164)	(817)	198,739	32%
Commercial mortgage-backed securities	49,475	262	(5,015)	(162)	44,560	7%
Residential mortgage-backed securities	144,028	1,083	(2,511)	(2,733)	139,867	23%
Asset-backed securities	20,911	88	(573)	—	20,426	3%

Total fixed-maturity securities	616,757	4,808	(11,341)	(3,736)	606,488	98%
Preferred stocks	5,551	—	(1,849)	—	3,702	1%
Common stocks	8,878	—	—	—	8,878	1%

Total	$631,186	$4,808	$(13,190)	$(3,736)	$619,068	100%

The Company’s gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007

Fixed - maturity securities
Gross realized gains	$526	$115	$4,432	$465
Gross realized losses	(272)	(196)	(368)	(391)

	254	(81)	4,064	74

Equity securities
Gross realized gains	144	170	144	341
Gross realized losses	(75)	—	(75)	(343)

	69	170	69	(2)

Impairment write-down	(8,293)	—	(10,729)	—

Net realized gains/losses	$(7,970)	$89	$(6,596)	$72

Impairment Review

The Company regularly reviews its fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, management considers, among other criteria: the current fair value compared to amortized cost or cost, as appropriate; the length of time the security’s fair value has been below amortized cost or cost; specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments; management’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in value to cost; specific cash flow estimations for certain mortgage-backed securities and current economic conditions.
In reviewing specific cash flow estimations for certain mortgage-backed securities (other than those of high credit quality or sufficiently collateralized to ensure that the possibility of credit loss is remote), management follows the guidance of Emerging Issues Task Force Issue 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). Accordingly, on a quarterly basis, if significant changes in estimated cash flows compared with the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is significantly less than the present value previously estimated, an other than temporary impairment is deemed to have occurred. Other-than-temporary impairment (“OTTI”) losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of loss realization.
At June 30, 2008, the Company reviewed fixed-maturity and equity securities and determined that 15 non agency residential mortgage-backed securities were OTTI. This resulted in recording an impairment write-down of $8.3 million as part of net realized gains (losses) on investments, and reduced the unrealized loss in other comprehensive loss. As of March 31, 2008, the unrealized loss position for equity securities was primarily due to the Company’s investment in seven real estate investment trusts (“REITs”). The total unrealized loss for these REITs at March 31, 2008 was $2.4 million. The Company determined that these securities were OTTI and recorded an impairment write-down of $2.4 million at March 31, 2008. These securities were sold by the Company in April 2008 and the Company recorded a gain of $70,000, after considering the OTTI adjustment recorded as of March 31, 2008.
At June 20, 2008, the unrealized losses for remaining fixed-maturity securities were primarily due to the Company’s investment in corporate and other bonds and commercial and residential mortgage-backed securities and asset-backed securities. The Company evaluated all 149 corporate and other bonds that were in an unrealized loss position and have a fair value of $188.6 million and an unrealized loss of $9.3 million which were, in aggregate, approximately 4.7% below amortized cost. Of these securities in a gross unrealized loss position, 2% are rated AAA, 16% are rated AA, 41% are rated A, 30% are rated BBB and 11% are rated BB or lower. The severity of the impairment in relation to the carry amount averaged 5%.
The Company evaluated all 33 commercial mortgage-backed securities that were in an unrealized loss position and have a fair value of $36.3 million and an unrealized loss of $10.8 million which were, in aggregate, approximately 23.0% below amortized cost. Of these securities in a gross unrealized loss position, 79% are rated AAA, 2% are rated AA, 14% are rated BBB and 5% are rated BB. The severity of the impairment in relation to the carry amount averaged 23%.
The Company also evaluated all 76 residential mortgage-backed and asset-backed fixed maturity security investments that were in an unrealized loss position and have a fair value of $53.7 million and an unrealized loss of $7.1 million which were, in aggregate, approximately 11.7% below amortized cost. Of these securities in a gross unrealized loss position, 69% are rated AAA, 9% are rated AA, 9% are rated A, 6% are rated BBB and 7% are rated BB. The severity of the impairment in relation to the carry amount averaged 9% for residential mortgage-backed securities and 23% for asset-backed securities.
The Company considered all relevant factors in assessing whether the remaining unrealized losses were other-than-temporary. The Company also considered its ability and intent to hold the related investments until there is a recovery of fair value to the Company’s original cost basis which may be maturity. As a result, the Company does not consider these investments to be other-than-temporarily impaired.
Note 8—Fair Value Measurements
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
Level 2 – Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs. Included are investments in U.S. Treasury securities and obligations of U.S. government agencies, together with municipal bonds, corporate debt securities, commercial mortgage and asset-backed securities and certain residential mortgage-backed securities that are generally investment grade.
Level 3 – Inputs to the valuation methodology are unobservable for the asset or liability and are significant to the fair value measurement. Included are investments in certain illiquid residential mortgage-backed securities.
As at June 30, 2008, the Company’s investments are allocated between levels as follows:

($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments	$—	$570,243	$8,904	$579,147
Equity investments	1,472	4,307	—	5,778

Totals	$1,472	$574,550	$8,904	$584,926

The Company’s use of Level 3 of “unobservable inputs” included 20 securities and accounted for less than 2% of total investments at June 30, 2008.
The following table summarizes changes in Level 3 assets measured at fair value for the first two quarters of 2008.

	For the Three Months Ended
	March 31,	June 30,
($ in thousands)	2008	2008	Total

Beginning balance	$—	$10,707	$—
Total gains or losses (realized / unrealized)
Included in net income	278	(6,740)	(6,462)
Included in other comprehensive income (loss)	(2,599)	4,957	2,358
Purchases, issuances and settlements	(441)	(20)	(461)
Net transfers into (out of) Level 3	13,469	—	13,469

Ending balance	$10,707	$8,904	$8,904

Note 9—Goodwill
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
The determination of goodwill as it relates to the Preserver acquisition is based upon the following:

($ in thousands)

Purchase Price
Base purchase price paid	$68,250
Preserver direct transaction costs, net of tax benefit	(3,547)

Total purchase price paid to Preserver	64,703
Direct transaction costs	1,305

Total purchase consideration	66,008

Allocation of Purchase Price
Book value of Preserver at date of acquisition	7,106
Preserver shareholder debt repayment	30,754
Estimated fair value adjustments	9,186

Estimated fair value of assets acquired	47,046

Goodwill as of June 30, 2008	$18,962

The purchase price was allocated to balance sheet assets acquired (including identifiable intangible assets arising from the acquisition) and liabilities assumed based on their estimated fair value. The purchase price allocation of fair value to the acquired assets and liabilities was adjusted in December 2007 and March 2008 in finalizing the allocation of the purchase price. The December 2007 adjustment related to an adjustment to Preserver’s proportionate share of assets and liabilities relating to involuntary residual market plans. The March 2008 adjustment resulted from recording a deferred tax liability related to the intangible assets recognized in connection with the acquisition of Preserver.
Goodwill at June 30, 2008 and December 31, 2007 was $19.0 million and $13.3 million, respectively. The Company performs an annual impairment analysis to identify potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized. This annual test is performed at December 31 of each year or more frequently if events or circumstances change in a way that requires the Company to perform the impairment analysis on an interim basis. Goodwill impairment testing requires an evaluation of the estimated fair value of each reporting unit to its carrying value, including the goodwill. An impairment charge is recorded if the estimated fair value is less than the carrying amount of the reporting unit.
Note 10—Other Liabilities
Other liabilities consist of the following:

	June 30,	December 31,
($ in thousands)	2008	2007

Accounts payable and accrued expenses	$4,846	$14,205
Funds held as agent	3,831	4,772
Deferred rent liability	7,203	7,386
Payable for securities	3,911	561
Other	6,777	4,872

Other liabilities	$26,568	$31,796

Note 11—Dividends Declared
Dividends declared by the Company on common stock for the three and six months ended June 30, 2008 were $1.1 million and $2.3 million, or $0.05 and $0.10 per share, respectively. Dividends declared by the Company on common stock for the three months and six months ended June 30, 2007 were $0.6 million and $1.1 million or $0.025 and $0.05 per share, respectively.
Dividends were only paid by the Company on its perpetual preferred Series A-1 stock for the three months and six months ended June 30, 2007 and were $0 and $0.3 million, respectively.
Note 12—Stock Based Compensation
Restricted Stock Awards
During the three months ended June 30, 2008, 5,968 restricted stock shares were granted to senior officers and key employees. The fair value of the awards was $0.2 million on the date of grant. For the three months ended June 30, 2008, 45,223 restricted stock shares vested and 76 were forfeited. Compensation expense recognized for the three months ended June 30, 2008 and 2007 was $353,000 and $304,000 net of tax, respectively. Compensation expense recognized for the six months ended June 30, 2008 and 2007 was $657,000 and $492,000 net of tax, respectively. Total unrecognized compensation expense before tax for grants of restricted stock was $6.2 million and $3.8 million at June 30, 2008 and December 31, 2007, respectively. The intrinsic value of the unvested restricted stock outstanding as of June 30, 2008 is $5.7 million.
Changes in restricted stock for the six months ended June 30, 2008 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2007	195,468	$24.97
Granted	138,326	$24.75
Vested	(71,641)	$20.72
Forfeited	(518)	$29.03

Outstanding at June 30, 2008	261,635	$26.01

Stock Options
Compensation expense (net of tax) related to stock options was $12,000 and $25,000 for the three and six months ended June 30, 2008 compared to $29,000 and $43,000 in the same period last year. Total unrecognized expense, before tax, for grants of stock options was $96,000 and $134,000 as of June 30, 2008 and December 31, 2007, respectively. The intrinsic value of stock options outstanding as of June 30, 2008 is $5.8 million, of which $3.7 million is related to vested options.
Note 13—Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. At the adoption date and as of June 30, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or results of operations were required.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were zero for the three months ended June 30, 2008.
Tax years 2004 through 2007 are subject to examination by the federal authorities. There is currently a New York State Department of Taxation and Finance audit under way for the tax years of 2003 through 2004.
Note 14—Earnings per Share
The following table shows the computation of the Company’s earnings per share:

	Income	Shares	Per Share
($ in thousands, except share and per share amounts)	(Numerator)	(Denominator)	Amount

Three Months Ended June 30, 2008
Net Income	$10,169

Basic earnings per share	$10,169	23,040,952	$0.44

Effect of dilutive securities:
Stock options	—	136,620
Unvested restricted stock and restricted stock units	—	65,172
Warrants	—	24,124

Diluted earnings per share	$10,169	23,266,868	$0.44

Three Months Ended June 30, 2007
Net Income	$12,379

Basic earnings per share	12,379	22,895,783	$0.54

Effect of dilutive securities:
Stock options	—	188,731
Unvested restricted stock	—	54,975
Warrants	—	30,084

Diluted earnings per share	$12,379	23,169,573	$0.53

	Income	Shares	Per Share
($ in thousands, except share and per share amounts)	(Numerator)	(Denominator)	Amount

Six Months Ended June 30, 2008
Net Income	$25,022

Basic earnings per share	$25,022	23,018,275	$1.09

Effect of dilutive securities:
Stock options	—	141,399
Unvested restricted stock and restricted stock units	—	54,878
Warrants	—	24,675

Diluted earnings per share	$25,022	23,239,227	$1.08

Six Months Ended June 30, 2007
Net Income	$24,007
Less: Preferred stock dividends	(298)
Less: Preferred stock excess consideration	(400)

Basic earnings per share	23,309	22,442,345	$1.04

Effect of dilutive securities:
Stock options	—	193,029
Unvested restricted stock	—	61,528
Warrants	—	32,103

Diluted earnings per share	$23,309	22,729,005	$1.03

Note 15—Changes in Estimates
The Company recorded favorable development in its net loss reserves from prior accident years of $1,300,000 in the second quarter of 2008 and $1,315,000 in the six months ended June 30, 2008, compared to favorable development of $27,000 in the second quarter of 2007 and $28,000 in the six months ended June 30, 2007. During the second quarter of 2008 there was favorable development from prior accident years in homeowners, workers’ compensation, fire and other liability lines that was partially offset by unfavorable development in commercial multi-peril and auto liability.

The insurance subsidiaries’ changes in estimated sliding scale commission revenue resulted in a $373,000 and $757,000 reduction to ceding commission revenue in the three and six months ended June 30, 2008, respectively, compared to a decrease of $58,000 and increase of $3,000, respectively, of ceding commission revenue in the same periods last year. TRM’s changes in estimated sliding scale commissions were an increase in direct commission revenue for prior years of $305,000 and $1,008,000 in the three and six months ended June 30, 2008, respectively, compared to an increase of $520,000 and $1,021,000 in direct commission revenue for the same periods last year.
Note 16—Segment Information
The Company changed its presentation of its business results in the first quarter of 2008, by combining its previously reported reinsurance segment with its insurance segment based on the way management organizes the segments for making operating decisions and assessing profitability. This results in reporting two segments: insurance (commercial and personal lines underwriting) and insurance services (managing general agency, claim administration and reinsurance intermediary operations). The prior period segment disclosures have been restated to conform to the current presentation. The Company considers many factors in determining reportable segments including economic characteristics, production sources, products or services offered and regulatory environment.
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
Business segments results are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007

Insurance Segment
Revenues
Net premiums earned	$70,114	$74,035	$138,544	$134,418
Ceding commission revenue	21,491	17,032	42,145	31,266
Policy billing fees	459	543	961	845

Total revenues	92,064	91,610	181,650	166,529

Expenses
Net loss and loss adjustment expenses	36,923	40,611	74,219	74,521
Underwriting expenses	42,259	39,972	84,249	72,509

Total expenses	79,182	80,583	158,468	147,030

Underwriting profit	$12,882	$11,027	$23,181	$19,499

Insurance Services Segment
Revenues
Direct commission revenue from managing general agency	$11,796	$572	$20,067	$1,060
Claims administration revenue	1,013	535	1,970	1,100
Other administration revenue	1,209	347	1,580	598
Reinsurance intermediary fees	224	185	285	341
Policy billing fees	96	—	172	—

Total revenues	14,338	1,639	24,074	3,099

Expenses
Direct commission expense paid to producers	5,154	144	8,525	151
Other insurance services expenses:
Underwriting expenses reimbursed to TICNY	3,171	358	4,745	615
Claims expense reimbursement to TICNY	1,013	533	1,970	1,098

Total expenses	9,338	1,035	15,240	1,864

Insurance services pretax income	$5,000	$604	$8,834	$1,235

Underwriting expenses in the insurance segment are net of expense reimbursements that are made by the insurance services segment pursuant to an expense sharing agreement between TRM and the Company’s insurance subsidiaries. In accordance with terms of this agreement, TRM reimburses TICNY for a portion of TICNY’s underwriting and other expenses resulting from TRM’s use of TICNY’s personnel, facilities and equipment in underwriting insurance on behalf of TRM’s issuing companies. The reimbursement for underwriting and other expenses is calculated as a minimum reimbursement of 5% of the premiums produced by TRM and is adjustable according to the terms of the agreement based on the number of policies in force and additional expenses that may be incurred by TRM. This amount significantly increased in 2008 due to the significant increase in premiums produced by TRM. TRM also reimburses TICNY, at cost, for claims administration expenses pursuant to the terms of this expense sharing agreement, as shown above. TICNY is also reimbursed, at cost, for other administrative services provided to CastlePoint pursuant to the terms of the service and expense sharing agreement. These reimbursements by CastlePoint were $1,209,000 and $347,000 for the three months ended June 30, 2008 and 2007, respectively, and $1,580,000 and $598,000 for the six months ended June 30, 2008 and 2007, respectively.
The following table reconciles revenue by segment to consolidated revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007

Insurance segment	$92,064	$91,610	$181,650	$166,529
Insurance services segment	14,338	1,639	24,074	3,099

Total segment revenues	106,402	93,249	205,724	169,628
Net investment income	8,366	9,446	18,162	17,401
Net realized gains (losses) on investments	(7,970)	89	(6,596)	72

Consolidated revenues	$106,798	$102,784	$217,290	$187,101

The following table reconciles the results of the Company’s individual segments to consolidated income before taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007

Insurance segment underwriting profit	$12,882	$11,027	$23,181	$19,499
Insurance services segment pretax income	5,000	604	8,834	1,235
Net investment income	8,366	9,446	18,162	17,401
Net realized gains (losses) on investments	(7,970)	89	(6,596)	72
Corporate expenses	(622)	(233)	(1,003)	(591)
Interest expense	(2,161)	(2,446)	(4,484)	(4,530)
Other Income*	762	734	1,523	4,128

Income before taxes	$16,257	$19,221	$39,617	$37,214

*	See note on investment in unconsolidated affiliate-CastlePoint
Note 17—Subsequent Events
Dividends
The Company’s Board of Directors approved a quarterly dividend on July 24, 2008 of $0.05 per share payable September 26, 2008 to stockholders of record as of September 15, 2008.
Acquisition
On August 5, 2008, the Company and CastlePoint Holdings, Ltd. (“CastlePoint”) announced that they had entered into a definitive agreement for the acquisition of CastlePoint by the Company in a transaction valued at approximately $490 million. Under the terms of that agreement and based on the closing stock price for the Company of $23.09 on August 4, 2008, CastlePoint shareholders would receive a combination of the Company’s common stock and cash equal to $12.68 per CastlePoint share. CastlePoint shareholders (other than the Company) will receive 0.47 shares of the Company’s common stock and cash consideration of $1.83 for each share of CastlePoint common stock. The exchange ratio is subject to adjustment based on the Company’s volume weighted average price per share during a 15 day trading window prior to closing, and will be fixed at 0.47 if the average price of the Company’s stock during such period is equal to or greater than $20.00 and equal to or less than $26.00. If the average stock price during such period is greater than $26.00, the exchange ratio will be adjusted downward to provide CastlePoint shareholders with a fixed value per share of $14.05 (including $1.83 of cash per share). If the average stock price during such period is less than $20.00 but equal to or more than $17.50, the exchange ratio will be adjusted upward to provide CastlePoint shareholders with a fixed value per share of $11.23 (including $1.83 of cash per share). However, if the Company’s average stock price during such period falls below $17.50, the exchange ratio will be fixed at 0.5371, and CastlePoint will have the right, for a limited period, to terminate the agreement, unless the Company elects to add additional shares of the Company’s common stock or cash to provide CastlePoint shareholders with a value per share of $11.23 (including the amount in cash per share). The acquisition is not expected to require any external financing.
Ratings Announcement
On August 5, 2008, A.M. Best announced it has upgraded the financial strength rating to A- (Excellent) from B++ (Good) for the former members of Preserver Insurance Group, which consist of Preserver Insurance Company, Mountain Valley Indemnity Company and North East Insurance Company. The rating upgrade reflects the participation of these companies in a pool that includes TICNY and TNIC. This pooling agreement was executed on January 1, 2008. On August 5, 2008, AM. Best announced that it has placed the financial strength rating of A- (Excellent) of Tower Group its members under review with negative implications. These rating actions follow the announcement that Tower Group, Inc. has entered into a stock purchasing agreement to purchase CastlePoint Holdings, Ltd. as described above. The ratings are likely to remain under review pending the regulatory approval of this transaction, but AM Best stated it expects to affirm the ratings of the Company’s operating insurance companies if the CastlePoint transaction closes as the deal is currently structured.

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
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	developments that may delay or limit our ability to enter new markets as quickly as we anticipate;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	the effects of acts of terrorism or war;

•	developments in the world’s financial and capital markets that adversely affect the performance of our investments;

•	changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	changes in acceptance of our products and services, including new products and services;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	changes in the percentage of our premiums written that we cede to reinsurers;

•	decreased demand for our insurance or reinsurance products;

•	loss of the services of any of our executive officers or other key personnel;

•	the effects of mergers, acquisitions and divestitures;

•	changes in rating agency policies or practices;

•	changes in legal theories of liability under our insurance policies;

•	changes in accounting policies or practices;

•	changes in general economic conditions, including inflation, interest rates and other factors;

•	the ability to obtain governmental approvals or rulings on or regarding the proposed merger with CastlePoint on the proposed terms and schedule;

•	the failure of the shareholders of CastlePoint or the stockholders of Tower to approve the amalgamation or the failure to satisfy the closing conditions to the transaction;

•	the risk that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected;

•	the risk that the revenue opportunities, cost savings and other anticipated synergies from the merger may not be fully realized or may take longer to realize than expected;

•	disruption from the amalgamation making it difficult to maintain relationship with customers, employees, brokers and managing general agents; and

•	the risk that the U.S. or Bermuda tax authorities may view the tax treatment of merger and/or the other transactions contemplated by the merger agreement differently from CastlePoint and Tower’s tax advisor; costs relating to the transaction.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Consolidated Results of Operations
We changed our presentation of our business results in the first quarter of 2008, by combining our previously reported reinsurance segment with our insurance segment based on the way management organizes the segments for making operating decisions and assessing profitability. This will result in reporting two segments: insurance and insurance services. The prior period segment disclosures have been restated to conform with the current presentation. Because we do not manage our assets by segments, our investment income is not allocated among our segments. Operating expenses incurred by each segment are recorded in each segment directly. General corporate overhead not incurred by an individual segment is allocated based upon a combination of employee head count, policy count or premiums written, whichever method is most appropriate.
Our results of operations are discussed below in two parts. The first part discusses the consolidated results of operations. The second part discusses the results of each of our two segments. The comparison between quarters is affected by the acquisition of Preserver on April 10, 2007.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
($ in millions)	2008	2007	Change	Percent	2008	2007	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$138.6	$130.6	$8.0	6.1%	$273.8	$239.2	$34.5	14.4%
Less: Ceded premiums earned	68.5	(56.6)	(11.9)	21.1%	(135.3)	(104.8)	(30.4)	29.0%

Net premiums earned	70.1	74.0	(3.9)	-5.3%	138.5	134.4	4.1	3.1%
Total commission and fee income	36.3	19.2	17.1	88.9%	67.2	35.2	32.0	90.8%
Net investment income	8.4	9.4	(1.1)	-11.4%	18.2	17.4	0.8	4.4%
Net realized investment (losses) gains	(8.0)	0.1	(8.1)	0.0%	(6.6)	0.1	(6.7)	0.0%

Total	106.8	102.8	4.0	3.9%	217.3	187.1	30.2	16.1%

Expenses
Net loss and loss adjustment expenses	36.9	40.6	(3.7)	-9.1%	74.2	74.5	(0.3)	-0.4%
Operating expenses	52.2	41.2	11.0	26.6%	100.5	75.0	25.5	34.1%
Interest expense	2.2	2.4	(0.3)	-11.6%	4.5	4.5	—	-1.0%

Total expenses	91.3	84.3	7.0	8.3%	179.2	154.0	25.2	16.3%

Equity in income of unconsolidated affiliate	0.8	0.7	0.0	3.9%	1.5	1.4	0.1	7.0%
Gain from issuance of common stock
by unconsolidated affiliate	—	—	—	0.0%	—	2.7	(2.7)	-100.0%

Income before taxes	16.3	19.2	(3.0)	-15.4%	39.6	37.2	2.4	6.5%
Federal and state income taxes	6.1	6.8	(0.8)	-11.0%	14.6	13.2	1.4	10.5%

Net Income	$10.2	$12.4	$(2.2)	-17.9%	$25.0	$24.0	$1.0	4.2%

Key Measures
Percent of total revenues:
Net premiums earned	65.7%	72.0%			63.8%	71.8%
Commission and fee income	34.0%	18.7%			30.9%	18.8%
Net investment income	7.8%	9.2%			8.4%	9.3%
Net realized investment gains (losses)	-7.5%	0.1%			-3.0%	0.0%

Return on average equity	12.8%	17.2%			15.9%	21.7%

(1)	Excluding net realized losses on investments, return on average equity would have increased 6.5% for the second quarter of 2008 and 2.7% for the six months ended June 30, 2008.
Consolidated Results of Operations—Three and six Months Ended June 30, 2008 and 2007
Total revenues. Total revenues increased during the second quarter of 2008 principally due to increases in commission and fee income offset by the significant increase in net realized investment losses, and decreases in net premiums earned and net investment income. Net premiums earned, as a percent of total revenues, decreased due to both the increase in ceded premiums earned and the corresponding increase in commission and fee income for the three and six months ended June 30, 2008 compared to the same period in 2007. On a year-to-date basis total revenues increased principally due to the increases in commission and fee income and net premiums earned, offset by the significant increase in net realized investment losses. Total commission and fee income for the second quarter of 2008 and year-to-date increased due to an increase in ceded premiums earned and the increase in the ceding commission rate, as well as the direct commission revenue on premiums produced by TRM. Net investment income decreased in the second quarter of 2008, while it increased slightly on a year-to-date basis.
Premiums earned. The decrease in net premiums earned in the second quarter of 2008 was due to an increase in brokerage ceded premiums earned in 2008 compared to the same period last year resulting from the higher written premiums ceding percentage in 2007 and 2008 compared to 2006 affecting the comparison of ceded premiums earned. On a year-to-date basis, gross and net premiums earned increased more due to an increase in program business managed by CastlePoint.
The ceding percentages for the brokerage business for the past two years are included in the following table.

		Ceded
Dates	Quota Share Reinsurance Agreement With	Amount

April 6, 2006 - June 30, 2006 *	CastlePoint Reinsurance	30%
July 1, 2006 - December 31, 2006	CastlePoint Reinsurance	40%
January 1, 2007 - March 31, 2007	CastlePoint Reinsurance	49%
April 1, 2007 - June 30, 2007	CastlePoint Reinsurance	40%
April 1, 2007 - June 30, 2007	CastlePoint Insurance Company	9%
July 1, 2007 - December 31, 2007	CastlePoint Reinsurance	40%
January 1, 2008 - March 31, 2008	CastlePoint Reinsurance	40%
April 1, 2008 - June 30, 2008	CastlePoint Reinsurance	35%
April 1, 2008 - June 30, 2008	Swiss Re America Corporation	5%

*	Multi year quota share agreements with CastlePoint Reinsurance began April 6, 2006.
Commission and fee income. Commission and fee income increased in the three and six months ended June 30, 2008. Our managing general agency subsidiary, TRM, produced $35.0 million and $56.8 million in premium on behalf of CPIC for the three and six months ended June 30, 2008, respectively, compared to $0.5 million and $0.5 million, respectively, in the same periods last year. TRM earned $11.1 million and $18.0 million in fee income for the three and six months ended June 30, 2008, respectively, compared to $0.2 million and $0.2 million, respectively, in the same periods last year. Commission and fee income includes other administration revenue from services provided to and reimbursed by CastlePoint of $1.2 million and $1.6 million for the three and six months ended June 30, 2008, respectively, compared to $0.6 million and $0.3 million, respectively, in the same periods last year. For the three and six months ended June 30, 2008 the change in estimated sliding scale commission rate for commissions earned in prior periods in both the insurance segment and the insurance services segment resulted in a net decrease of $0.1 million and a net increase of $0.3 million, respectively, compared to a net increase of $0.5 million and $1.0 million, respectively, in the same periods last year.
Net investment income and net realized gains (losses). Net investment income decreased in the second quarter of 2008 compared to 2007 primarily due to lower investment yields and a FAS 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“FAS 91”) adjustment, which requires us to record periodic amortization adjustments for mortgage backed securities. These adjustments are made as a result of prepayment speed changes which extend the life of these securities or as a result of favorable or unfavorable changes in estimated cash flows from the cash flows previously projected. Net cash flows provided by operations of $4.5 million and $9.6 million contributed to the increase in invested assets during the three and six months ended June 30, 2008, respectively. On a tax equivalent basis, the yield was 5.4% as of June 30, 2008 compared to 5.8% as of June 30, 2007.
Net realized investment losses were $8.0 million and $6.6 million in the three and six months ending June 30, 2008, respectively, compared to investment gains of $0.1 million and $0.1 million in the same periods last year. We recognized OTTI of $8.3 million and $10.7 million in the three and six months ended June 30, 2008, respectively, related to our investments in non-agency residential mortgage-backed securities and REIT’s.
Losses and loss adjustment expenses. Net loss and loss adjustment expenses and the net loss ratio for the three and six months ending June 30, 2008 were $36.9 million and 52.7%, and $74.2 million and 53.6%, respectively, compared to $40.6 million and 54.9%, and $74.5 million and 55.4%, respectively, in the same periods in 2007. See “Insurance Segment Results of Operations” for an explanation of this change.

Operating expenses. Operating expenses increased primarily as a result of an increase in underwriting expenses resulting from the growth in gross premiums earned and depreciation related to our increased investment in technology assets. On a year-to-date basis, expenses also increased as a result of the April 2007 acquisition of Preserver.
Interest expense. The decrease in interest expense for the second quarter of 2008 was a result of a decrease in LIBOR on floating rate subordinated debt and of crediting reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables.
Income tax expense. Income tax expense increased as a result of a higher proportion of our income attributable to TRM which is taxed at both a local and state level resulting in a higher rate. The effective income tax rate was 37.5% for the second quarter of 2008 compared to 35.6% for the same period in 2007. On a year-to-date basis, the effective tax rate was 36.8% and 35.5% for 2008 and 2007, respectively.
Net income and return on average equity. Net income and annualized return on average equity was $10.2 million and 12.8%, respectively, for the second quarter of 2008, compared to $12.4 million and 17.2% for the comparable period in 2007. For the second quarter of 2008, the return was calculated by dividing annualized net income of $40.7 million by an average common stockholders’ equity of $318.1 million. For the second quarter of 2007, the return was calculated by dividing annualized net income of $49.5 million by an average common stockholders’ equity of $287.6 million.
On a year-to-date basis, net income and annualized return on average equity was $24.0 million and 15.9%, respectively, for the six months ended June 30, 2008, compared to $24.0 million and 21.7%, respectively, for the six months ended June 30, 2007. For the six months ended June 30, 2008, the return was calculated by dividing annualized net income of $50.0 million by an average common stockholders’ equity of $315.8 million. For the six months ended June 30, 2007, the return was calculated by dividing annualized net income of $47.4 million by an average common stockholders’ equity of $218.8 million.

Insurance Segment Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
($ in millions)	2008	2007	Change	Percent	2008	2007	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$138.6	$130.6	$8.0	6.1%	$273.8	$239.2	$34.5	14.4%
Less: ceded premiums earned	(68.5)	(56.6)	(11.9)	21.1%	(135.2)	(104.8)	(30.4)	29.0%

Net premiums earned	70.1	74.0	(3.9)	-5.3%	138.5	134.4	4.1	3.1%
Ceding commission revenue	21.5	17.0	4.5	26.2%	42.1	31.3	10.9	34.8%
Policy billing fees	0.5	0.5	(0.1)	-15.5%	1.0	0.8	0.1	NM

Total	92.1	91.6	0.5	0.5%	181.6	166.5	15.1	9.1%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	70.0	66.8	3.1	4.7%	137.1	124.2	12.9	10.4%
Less:ceded loss and loss adjustment expenses	(33.0)	(26.2)	(6.8)	26.0%	(62.9)	(49.6)	(13.2)	26.6%

Net loss and loss adjustment expenses	36.9	40.6	(3.7)	-15.5%	74.2	74.5	(0.3)	-0.4%
Underwriting expenses
Direct commission expense	24.9	21.7	3.2	14.8%	48.1	40.3	7.8	19.4%
Other underwriting expenses	17.4	18.3	(0.9)	-5.0%	36.1	32.2	3.9	12.2%

Total underwriting expenses	42.3	40.0	2.3	5.7%	84.2	72.5	11.7	16.2%

Underwriting profit	$12.9	$11.0	$1.9	16.8%	$23.2	$19.5	$3.7	18.9%

Key Measures
Premiums written
Gross premiums written	$166.0	$148.8	$17.1	11.5%	$301.1	259.7	$41.4	15.9%
Less: ceded premiums written	(83.3)	(79.2)	(4.2)	5.3%	(150.1)	(142.0)	(8.1)	5.7%

Net premiums written	$82.6	$69.7	$12.9	18.6%	$151.0	$117.7	$33.3	28.3%

Ceded premiums as a percent of gross premiums
Written	50%	53%			50%	55%
Earned	49%	43%			49%	44%

Loss Ratios
Gross	50.6%	51.2%			50.1%	51.9%
Net	52.6%	54.9%			53.6%	55.4%
Accident Year Loss Ratios
Gross	51.5%	51.9%			51.0%	52.4%
Net	54.5%	54.9%			54.5%	55.5%
Underwriting Expense Ratios
Gross	30.2%	30.2%			30.4%	30.0%
Net	29.0%	30.3%			29.7%	30.1%
Combined Ratios
Gross	80.6%	81.3%			80.5%	81.9%
Net	81.6%	85.1%			83.3%	85.5%
Insurance Segment Results of Operations—Three and Six Months Ended June 30, 2008 and 2007
Gross premiums. In the second quarter of 2008 brokerage business gross premiums written in our Insurance Segment was $142.3 million and does not include the premiums placed through our Insurance Services Segment on behalf of CPIC of $35.0 million. Total brokerage business gross premiums written and placed were $177.3 million of the second quarter of 2008, an increase of 21.4% over the $146.0 in the second quarter of 2007.
For the year to date periods, brokerage business gross premiums written in our Insurance Segment was $259.3 million and does not include the premiums placed through our Insurance Services Segment on behalf of CPIC of $56.8 million for total brokerage business gross premiums written and placed were $316.1 million for the six months ended June 30, 2008, an increase of 25.6% over the $251.7 million the comparable period of 2007.

The increase in brokerage business resulted from various initiatives including our appointment of wholesale and other agents outside of the Northeast. We are writing excess and surplus lines business in Florida and Texas, and are writing on an admitted basis in California in 2008. New business written from wholesale agents with binding authority for the second quarter and first six months of 2008 was approximately $18.0 million and $32.3, respectively.
Gross premiums written also increased due to growth in traditional and specialty program business premium managed by CastlePoint, which increased to $23.7 million for the second quarter of 2008, compared to $3.1 million for the same period in 2007. On a year-to-date basis gross premiums written were $41.8 million for the six months ended June 30, 2008, compared to $8.3 million for the same period in 2007.
Policies-in-force, for our brokerage business including business managed by us and produced on behalf of CPIC, increased by 13% as of June 30, 2008 compared to June 30, 2007. For the second quarter of 2008, premiums on renewed business increased 3.8% in personal lines while premiums on renewed business in commercial lines decreased 1.8%, resulting in an overall increase of 0.5%. We continue to leverage our hybrid business model by placing premiums on business managed and produced by us through our insurance services segment. The retention rate including brokerage business renewed by TRM on behalf of CPIC was 91% for personal lines and 74% for commercial lines, resulting in an average retention rate of 80% for all lines. The retention rate, excluding brokerage business renewed by TRM on behalf of CPIC, was 92% for personal lines and 59% for commercial lines, resulting in a retention rate of 72% for all lines.
For the first six months of 2008, premiums on renewed business increased 6.2% in personal lines while premiums on renewed business in commercial lines decreased 1.4%, resulting in an overall increase of 1.8%. The retention rate including brokerage business renewed by TRM on behalf of CPIC was 88% for personal lines and 73% for commercial lines, resulting in an average retention rate of 78% for all lines. The retention rate, excluding brokerage business renewed by TRM on behalf of CPIC, was 90% for personal lines and 59% for commercial lines, resulting in a retention rate of 72% for all lines.
Ceded premiums. Ceded premiums written increased for the second quarter of 2008 compared to the same period last year. The increase in ceded premiums written reflects increases in traditional and specialty program business which have quota share percentages of 85% and 49%, respectively. The increase in ceded premiums written was offset by a reduction in brokerage ceded premiums written as a result of both a reduction in gross premiums written because of brokerage business placed through our Insurance Services segment and a reduction in the quota share ceding percentage to CastlePoint Reinsurance to 40% in the second quarter of 2008 compared to 49% for the same period last year. We ceded $58.6 million and $114.6 million of premiums written to CastlePoint Reinsurance for the three and six months ended June 30, 2008, respectively, compared to $69.6 million and $120.7 million, respectively, for the same period last year. Separately, under our excess of loss program, $0.8 million and $1.6 million of premiums were ceded to CastlePoint for the three and six months ending June 30, 2008, respectively, compared to $1.7 million and $2.9, respectively, million for the same periods last year. As part of the brokerage business quota share agreement, CastlePoint paid us $1.0 million and $1.9 million for the three and six months ended June 30, 2008, respectively, which represented a 30% share of our catastrophe reinsurance costs. Last year, CastlePoint paid us $1.6 million in the second quarter of 2007 for catastrophe reinsurance costs. Overall, our net catastrophe ceded premiums remained at about the same levels as with the prior year at $3.9 million and $7.0 million for the three and six months ended June 30, 2008, respectively, as compared to $3.9 million and $7.3, respectively, million for the same periods last year.
Ceded premiums earned increased as a result of the increase in traditional and specialty program ceded premiums earned during the second quarter of 2008, as well as an increase in ceded premiums earned under the brokerage quota share agreement. Ceded premiums earned under the brokerage quota share agreement increased primarily due to our decision to increase the ceding percentage to 49% during the second quarter of 2007, compared to only 30% in the second quarter of the prior year.
Ceded premiums written and earned increased on a year-to-date basis for the same reasons stated above.
Ceding commission revenue. Ceding commission revenue increased principally because of the increase in ceded premiums earned and the increase in the ceding commission rate between 2008 and 2007.
Loss and loss adjustment expenses and loss ratio. The decrease in the gross and net loss ratios in the second quarter of 2008 compared to the same period in 2007 was primarily due to a release of $1.3 million of prior year reserves during the second quarter of 2008 due to lower than expected prior year accident loss emergence in homeowners, workers’ compensation, fire and other liability lines partially offset by unfavorable development in commercial multi-peril and auto liability. The decrease in the gross and net loss ratios in the six months ending June 30, 2008 compared to the same period in 2007 was also primarily due to this reserve release. The decrease in the direct accident year loss ratios for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is due to lower accident year loss ratios in homeowners, commercial multi peril liability, and auto liability for year to date June 30, 2008 compared to the same period in 2007. Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing agreement between TICNY, TNIC and TRM. See “Insurance Services Segment Results of Operations” for the amounts of claims reimbursements.
Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commission and other underwriting expenses, increased about 6% and 16% in the second quarter and first six months of 2008, respectively, compared to the same periods in 2007. The increase in underwriting expenses on a year-to-date basis is primarily due to the acquisition of Preserver on April 10, 2007.
The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 17.9% for the second quarter of 2008, compared to 16.6% for the same period last year, and was 17.6% and 16.8% for the six months ended June 30, 2008 and 2007, respectively. The increase was due to a change in the mix of business towards programs, which carry higher commission rates.
The underwriting expense portion of the gross expense ratio was 12.2% for the second quarter of 2008 as compared to 13.6% for the same period last year, and was 12.8% and 13.1% for the six months ended June 30, 2008 and 2007, respectively. The decrease in the underwriting expense ratio resulted from tighter control over expenses and cost reductions associated with our integration of Preserver. The decrease in underwriting expenses also resulted from an increase in amounts reimbursed by TRM under the service and expense sharing agreement. These cost savings were offset by depreciation related to increased investments in technology assets.
The net underwriting expense ratio, which reflects the benefits of ceding commission revenue that lowers the gross expense ratio, was 29.0% for the second quarter of 2008 as compared to 30.3% for the same period last year.
Underwriting profit and combined ratio. The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $12.9 million in the second quarter of 2008 and $11.0 million for the same period last year. The gross combined ratio was 80.6% for the second quarter of 2008 as compared with 81.3% for the same period last year. The lower gross combined ratio in the second quarter of 2008 resulted primarily from a lower gross loss ratio in the second quarter of 2008 compared to the second quarter of 2007. The net combined ratio was 81.6% for the second quarter of 2008 as compared to 85.5% for the same period last year. The decrease in the net combined ratio resulted from a decrease in both the net loss ratio and the net underwriting expense ratio.
On a year-to-date basis, our underwriting profit was $23.2 million for the six months ended June 30, 2008 and $19.5 million for the same period last year. The gross combined ratio was 80.5% for the six months ended June 30, 2008 as compared with 81.9% for the same period last year. The lower gross combined ratio for the six months ended June 30, 2008 resulted primarily from a lower gross loss ratio offset by a slightly higher underwriting expense ratio compared to same period in 2007. The net combined ratio was 83.3% for the six months ended June 30, 2008 as compared to 85.3% for the same period last year. The decrease in the net combined ratio resulted from a decrease in both the net loss ratio and the net underwriting expense ratio.
Insurance Services Segment Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
($ in millions)	2008	2007	Change	Percent	2008	2007	Change	Percent

Revenue
Direct commission revenue from managing general agency	$11.8	$0.6	$11.2	NM	$20.1	$1.1	$19.0	NM
Claims administration revenue	1.0	0.5	0.5	89.3%	2.0	1.1	0.9	79.1%
Other administration revenue (1)	1.2	0.3	0.9	248.5%	1.6	0.6	1.0	164.2%
Reinsurance intermediary fees (2)	0.2	0.2	0.0	20.9%	0.3	0.3	(0.1)	-16.3%
Policy billing fees	0.1	—	0.1		0.2	—	0.2

Total	14.3	1.6	12.7	774.8%	24.1	3.1	21.0	676.8%

Expenses
Direct commission expense paid to producers	5.2	0.1	5.0	NM	8.5	0.2	8.4	NM
Other insurance services expenses	3.2	0.4	2.8	785.7%	4.7	0.6	4.1	671.6%
Claims expense reimbursement to TICNY (3)	1.0	0.5	0.5	90.1%	2.0	1.1	0.9	79.5%

Total	9.3	1.0	8.3	802.2%	15.2	1.9	13.4	717.6%

Insurance services pre-tax income (loss)	$5.0	$0.6	$4.4	727.9%	$8.8	$1.2	$7.6	615.3%

Premiums produced by TRM on behalf of issuing companies	$36.1	$0.7	$35.4	NM	$59.4	$0.7	$58.7	NM

(1)	Other administration revenue includes amounts reimbursed by CastlePoint Reinsurance for services rendered pursuant to a service and expense sharing agreement.

(2)	Reinsurance intermediary fees include commissions earned for placement of reinsurance on behalf of our insurance subsidiaries.

(3)	Consists of underwriting expenses reimbursed to TICNY pursuant to an expense sharing agreement.

Insurance Services Segment Results of Operations—Three and Six Months Ended June 30, 2008 and 2007
Total revenues. The increase in second quarter revenues primarily resulted from business produced by TRM on behalf of CPIC of $35.0 million for the second quarter of 2008. Direct commission revenue also benefitted from an increase of $0.3 million for the second quarter 2008 as a result of favorable loss development on the premium produced in prior years.
The year-to-date revenue increase primarily resulted from business produced by TRM on behalf of CPIC of $56.8 million for the first six months of 2008 compared to $0.7 million for the same period in 2007. In addition, direct commission revenue also benefitted from an increase of $1.1 million for the first six months of 2008 as a result of favorable loss development on premiums produced in prior years.
Direct commission expense. TRM’s direct commission expense paid to producers increased as a result of the increase in business produced by TRM on behalf of CPIC. The direct commission expense ratio was 14.3% for the second quarter of 2008, compared to 20.1% for the comparable period in 2007. The CPIC book of business is produced through the same agents who produce business written through our insurance segment and TRM’s commission rates are similar to the commission rates in the insurance segment for similar lines of business.
Year-to-date direct commission expense paid to producers increased because of the increase in business produced by TRM on behalf of CPIC. The direct commission expense ratio was 14.4% for the first six months of 2008 compared to 22.8% last year.
Other insurance services expenses. The amount of reimbursement for underwriting expenses by TRM to TICNY for the second quarter of 2008 was $3.2 million as compared to $0.4 million for the same period in 2007. The year-to-date amount of reimbursement for underwriting expenses by TRM to TICNY was $4.7 million in the first six months of 2008 compared to $0.6 million for the same period in 2007. These increases resulted from the increase in premium produced.
Claims expense reimbursement. The increased amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY in the second quarter and first six months of 2008 results from an increase in the number of claims handled related to the CPIC book of business.
Pre-tax income. As a result of the factors discussed above, pre-tax income increased to $5.0 million in the second quarter of 2008 as compared to $0.6 million for the second quarter of 2007, and $8.8 million for the first six months of 2008 compared to $1.2 million for the first six months of 2007.
Liquidity and Capital Resources
Cash flows. Cash and cash equivalents at June 30, 2008 were $100.3 million as compared to $77.7 million at December 31, 2007. Cash equivalents increased as a result of cash flow from operations and investing activities, offset by dividend payments to stockholders.
For the three months ended June 30, 2008, net cash provided by operating activities was $4.5 million compared to $10.1 million for the same period in 2007. The decrease in cash flow for the second quarter of 2008 and the six months ended June 30, 2008, was primarily due to payment of approximately $8.0 million of reinsurance costs relating to the 2007 calendar year which was previously withheld by us to collateralize our reinsurance recoverable. Subsequent to June 30, 2008, these reinsurance recoverables will be collateralized by a New York Regulation 114 compliant trust account..
Net cash flows provided by investing activities was $3.8 million for the three months ended June 30, 2008 compared to $110.3 million of cash used for investing activities in 2007. During the second quarter of 2008, approximately $8.4 million was provided by the net sale of investment securities, reduced by $4.6 million related to the purchase of fixed assets. During the second quarter of 2007 we used approximately $70.9 million for the purchase of Preserver Group, including transaction costs. In addition, we used approximately $36.1 million for the net purchase of investment securities and $3.2 million for the purchase of fixed assets.
The net cash flows used in financing activities for the three months ended June 30, 2008 and 2007 included the payment of cash dividends of $1.1 million and $0.6 million, respectively. The dividend rate in the first two quarters of 2008 was $0.05 per quarter compared to $0.025 per quarter in the comparable periods of 2007.
The operating subsidiaries’ primary sources of cash are net premiums received, commission and fee income, net investment income, expense reimbursements from CastlePoint and proceeds from the sale and redemption of both equity and fixed-maturity investments. Cash is used to pay claims, commissions and operating expenses, to purchase investments and fixed assets and to pay dividends to the holding company. Our insurance companies are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. As of June 30, 2008, the maximum amount of distributions that our insurance companies could pay or declare without approval of their domiciliary Insurance Departments was approximately $13.5 million.
Cash flow needs at the holding company level are primarily for dividends to our stockholders and interest payments on our $101.0 million of subordinated debentures.

Subordinated Debentures
On January 25, 2007, we participated in a private placement of $20.0 million of fixed/floating rate capital securities (the “Trust Preferred Securities”) issued by Tower Group Statutory Trust VI (the “Trust”), an affiliated Delaware trust formed on January 11, 2007. The Trust Preferred Securities mature in April 2036, are redeemable at our option at par beginning April 7, 2011, and require quarterly distributions of interest by the Trust to the holder of the Trust Preferred Securities. Interest distributions are initially at a fixed rate of 8.155% for the first five years and will then reset quarterly for changes in the three-month London Interbank Offered Rate (“LIBOR”) plus 300 basis points. The Trust simultaneously issued 619 of the Trust’s common securities to us for a purchase price of $0.6 million, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the Trust Preferred Securities and common securities to purchase for $20.6 million a junior subordinated debt security due 2037 issued by us. We do not consolidate interest in the statutory business trusts for which we hold 100% of the common trust securities because we are not the primary beneficiary of the trusts. We report the outstanding subordinated debentures owed to the statutory business trusts as a liability. The net proceeds we received from the sale of the debenture to the Trust were used by us to partially redeem a portion of our perpetual preferred stock. We incurred $0.4 million of fees related to the issuance of these subordinated debentures.
Investments
Unrealized Losses
During the second quarter of 2008, yield spreads continued to widen as a result of the lack of liquidity in the market. As reflected in other comprehensive income, the gross unrealized investment loss increased by $9.6 million. The increase in the unrealized investment loss primarily was caused by our investments in mortgage-backed securities and corporate and other bonds. Changes in interest rates directly impact the fair value for our fixed maturity portfolio. We regularly review both our fixed-maturity and equity portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.
The following table presents information regarding the Company’s invested assets that were in an unrealized loss position at June 30, 2008 and December 31, 2007 by amount of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Aggregate	Unrealized
($ in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

June 30, 2008
U.S. Treasury securities	$6,254	$(35)	$8,215	$(125)	$14,468	$(159)
U.S. Agency securities	2,015	(4)	—	—	2,015	(4)
Municipal bonds	115,087	(1,545)	—	—	115,087	(1,545)
Corporate and other bonds	147,177	(4,861)	41,377	(4,441)	188,554	(9,302)
Commercial mortgage-backed securities	17,651	(2,959)	18,724	(7,880)	36,375	(10,839)
Residential mortgage-backed securities	30,931	(1,230)	13,262	(3,066)	44,193	(4,296)
Asset-backed securities	9,012	(2,828)	497	(7)	9,509	(2,835)

Total fixed-maturity securities	328,126	(13,462)	82,074	(15,518)	410,200	(28,980)
Preferred stocks	447	(97)	3,860	(1,147)	4,307	(1,244)
Common stocks	1,472	(28)	—	—	1,472	(28)

Total	$330,044	$(13,588)	$85,935	$(16,665)	$415,979	$(30,253)

December 31, 2007
Municipal bonds	$11,614	$(78)	$7,272	$(24)	$18,886	$(102)
Corporate and other bonds	77,262	(3,164)	24,631	(817)	101,893	(3,981)
Commercial mortgage-backed securities	24,146	(5,015)	8,325	(162)	32,471	(5,177)
Residential mortgage-backed securities	17,263	(2,511)	46,196	(2,733)	63,459	(5,244)
Asset-backed securities	2,898	(573)	—	—	2,898	(573)

Total fixed-maturity securities	133,183	(11,341)	86,424	(3,736)	219,607	(15,077)
Preferred stocks	3,702	(1,849)	—	—	3,702	(1,849)

Total	$136,885	$(13,190)	$86,424	$(3,736)	$223,309	$(16,926)

A substantial portion of the unrealized loss relating to the mortgage-backed securities is the result of less than normal liquidity in the market that appears to be temporary. Since all of our investments continue to perform as expected, we believe these investments retain economic value. This view is consistent with our intent and ability to hold until a recovery of fair value to the Company’s original cost basis, which may be maturity.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of June 30, 2008, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the past quarter, the home price index continued to show declining prices nationwide and forecasts for continued future price declines are expected, which we have incorporated into our testing. Also, delinquencies and foreclosures have increased, which causes forecasts for losses to also increase. As a result, we determined that certain of our investments in non-agency residential mortgage-backed securities were OTTI and recorded an impairment write-down of $8.3 million during the second quarter of 2008.
In the first quarter of 2008, we determined that our investments in real estate investment trusts were OTTI and recorded an impairment write-down of $2.4 million. These securities were sold in April 2008 and we recorded a gain of $70,000, after considering the OTTI adjustment recorded as of March 31, 2008. See Note 4 for further information about impairment write-downs.
After recording the charges for the fixed-maturity and equity investments that were OTTI we have determined that we did not hold any remaining investments that would have been considered OTTI and that the increase in the gross unrealized investment loss was caused by a lack of liquidity in the capital markets. We expect cash flows from operations to be sufficient to meet our liquidity requirements. We intend, and we believe we have the ability, to hold these investments, excluding the equity investments that we determined were OTTI, until a recovery in value to original cost, which may be at maturity for fixed maturity securities.
See Note 6 — Investments for further information about impairment testing.
Fixed Maturity Investments with Third Party Guarantees
At June 30, 2008, $103.6 million of the Company’s municipal bonds, at fair value, were guaranteed by third parties out of a total of $579.1 million, at fair value, of all fixed-maturity securities held by the Company. The amount of securities that are guaranteed by third parties along with the credit rating with and without the guarantee is as follows:

	June 30, 2008
	With	Without
($ in thousands)	Guarantee	Guarantee

AAA	$31,329	$1,933
AA	39,389	54,775
A	30,512	36,092
BBB	2,405	1,487
No underlying rating	—	9,348

Total	$103,635	$103,635

The Company does not have any direct exposure to guarantors, and its indirect exposure by guarantor is as follows:

	Guaranteed	Percent
($ in thousands)	Amount	of Total

MBIA Inc.	$29,706	29%
Financial Security Assurance	27,379	26%
Ambac Financial Corp.	21,229	20%
FGIC Corp.	20,349	20%
Others	4,972	5%

Total	$103,635	100%

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk relates to changes in the value of financial instruments that arise from adverse movements in factors such as interest rates and equity prices. We are exposed mainly to changes in interest rates that affect the fair value of our investments in securities.
Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities, although conditions affecting particular asset classes (such as conditions in the housing market that affect residential mortgage-backed securities or conditions affecting the creditworthiness of bond insurers) can also be a significant source of market risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed maturity securities as of June 30, 2008 was $579.1 million.

For fixed maturity securities, short-term liquidity needs and the potential liquidity needs for the business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates.
As of June 30, 2008, we had a total of $36.0 million of outstanding floating rate debt all of which is outstanding subordinated debentures underlying our trust preferred securities issued by our wholly owned statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase.
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
For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of June 30, 2008.
The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of June 30, 2008:

	Estimated Increase	Estimated Percentage
	(Decrease) in Fair Value	Increase (decrease)
Change in interest rate	($ in thousands)	in Fair Value

300 basis point rise	(69,816)	(13.4%)
200 basis point rise	(48,227)	(9.3%)
100 basis point rise	(25,029)	(4.8%)
No change	0	0.0%
50 basis point decline	13,102	2.5%
100 basis point decline	26,481	5.1%
The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $25.0 million or 4.8% based on a 100 basis point increase in interest rates as of June 30, 2008. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities, which constituted approximately 98% of our total invested assets excluding cash and cash equivalents as of June 30, 2008.
Interest expense would also be affected by a hypothetical change in interest rates. As of June 30, 2008 we had $36 million of floating rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by $360,000, a 200 basis point increase would increase interest expense by $720,000 and a 300 basis point increase would increase interest expense by $1,080,000.
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
Changes in internal control over financial reporting
There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

Part II — OTHER INFORMATION
Item 1A. Risk Factors
An investment in our common stock involves a number of risks. You should carefully consider the following information about these risks, together with the other information contained in this Form 10-Q, in considering whether to invest in or hold our common stock. Additional risks not presently known to us, or that we currently deem immaterial may also impair our business or results of operations. Any of the risks described below could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. You could lose all or part of your investment.
This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Form 10-Q. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Note on Forward-Looking Statements.”
The risk factors below supplement the risks disclosed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Risks Related to Our Business
          Our investment performance may suffer as a result of adverse capital market developments or other factors, which may affect our financial results and ability to conduct business.
We invest the premium we receive from policyholders until it is needed to pay policyholder claims or other expenses. At June 30, 2008, our invested assets consisted of $579.2 million in fixed maturity securities, $5.8 million in equity securities at fair value. Additionally, we held $100.3 million in cash and cash equivalents. As of June 30, 2008, we earned $18.2 million of net investment income representing 8.4% of our total revenues and 45.8% of our pre-tax income, after taking into effect net realized losses on investments of $6.6 million. The average credit rating of our fixed maturity portfolio, using ratings assigned to securities by Standard and Poor’s was AA- at June 30, 2008 with a duration of 4.4 years. The 2007 and 2008 years were significantly impacted by mortgage-backed losses, mortgage performance and the worldwide market dislocations. During the six months ended June 30, 2008, we recognized net realized capital losses which amounted to $6.6 million and included OTTI charges of $10.7 million. The OTTI charges were primarily the result of real estate exposures from our equity portfolio of Real Estate Investment Trust’s (“REIT’s”) and non-agency residential mortgage-backed securities.
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
Risks Related to Our Proposed Merger with CastlePoint Holdings, Ltd.
          The proposed merger with CastlePoint Holdings, Ltd. may not be completed.
On August 5, 2008 we announced that we had entered into a definitive merger agreement with CastlePoint Holdings, Ltd. pursuant to which CastlePoint would merge with and into a wholly owned subsidiary of the Company, with the surviving company being a wholly owned subsidiary of the Company. The proposed merger is subject to a number of conditions, including:
•	approval by our stockholders of an amendment to our certificate of incorporation to increase the number of authorized shares of common stock;

•	approval by CastlePoint’s shareholders of the merger;

•	approvals by regulatory authorities, including the Bermuda Monetary Authority;

•	the absence of laws and regulatory actions by governmental authorities that impose conditions or restrictions upon us that would reasonably be expected to have a material adverse effect on our financial condition, properties, assets, liabilities, obligations, businesses or results of operations or on our ability to perform our obligations under the merger agreement or to consummate the merger on a timely basis; and

•	other customary closing conditions.
If our stockholders do not approve the amendment to our certificate of incorporation, or if CastlePoint’s shareholders do not approve the merger, or if any required regulatory approval is not obtained, or if any other condition to the closing cannot be satisfied, we may not be able to complete the merger, which may have an adverse effect on our business or results of operations and the value of our common stock. Any delay associated with satisfying any closing condition could also substantially reduce the expected benefits of the merger to us, which could adversely affect the value of our common stock. See also “—We must obtain many governmental and other consents to complete the merger. If these consents are delayed, not granted or granted with unacceptable conditions, it may jeopardize or postpone the completion of the merger, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the merger.”
          We may experience difficulties and unanticipated costs in integrating CastlePoint’s business and operations into our own, which could cause us to fail to realize many of the anticipated potential benefits of the merger.
Following the merger with CastlePoint, we intend to combine certain operations and functions so that we are using common information and communication systems, operating procedures, financial controls and human resource practices, including training, professional development and benefit programs. Achieving the anticipated benefits of the acquisition will depend in part upon whether we are able to complete the integration of our businesses in an efficient and effective manner. Our integration of certain operations will require the dedication of significant management resources and could entail unanticipated costs. Any failure to integrate successfully the operations of Tower and CastlePoint could have a material adverse effect on our business and results of operations. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays or unexpected costs encountered in the transition process, could have an adverse effect upon our revenues, level of expenses, operating results, and our ability to retain customers, employees and producers, which may affect the value of our common stock.

          The merger with CastlePoint may cause disruptions in our business, which could have an adverse effect on our business and financial results.
The merger may cause disruptions in our business. Specifically:
•	current employees and producers may experience uncertainty about their future roles with the new company, which might adversely affect our ability to retain key managers and other employees and producers; and

•	the attention of our management may be directed toward the completion of the merger or the integration of CastlePoint’s operations and not their ongoing business.
The same factors may affect CastlePoint’s management, employees, reinsurance intermediaries and producers, and any negative impact on CastlePoint’s business would adversely affect the combined company’s business after the merger.
          The anticipated benefits of combining with CastlePoint may not be realized.
We agreed to merge with CastlePoint with the expectation that the merger would result in various benefits, including among other things increased financial strength and flexibility, the redeployment of excess capital to primary insurance, diversification of revenues and distribution channels, improved corporate governance and greater efficiency. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether we and CastlePoint are integrated in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact the combined company’s business, financial condition and operating results.
          If the CastlePoint business does not perform well or we do not integrate it successfully, we may incur significant charges to write down the goodwill established in the merger.
As a result of the merger, we expect to establish goodwill which will be significant. We will not know the exact amount of the goodwill we will record until after the merger is completed and the purchase accounting adjustments to CastlePoint’s assets and liabilities have been finalized. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we must test our goodwill annually for impairment and, if we determine that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. If the CastlePoint business does not perform well following the merger or if we are unable to integrate it successfully into our operations, we may incur significant charges to net income to write down the goodwill, which could have a material adverse effect on our results of operations or financial condition.
          If the merger is completed, we would have to obtain reinsurance from other sources, and we will be exposed to greater risk of loss.
Since 2006, CastlePoint has provided us with a stable source of reinsurance capacity and has reinsured a large volume of our insurance risk. If the merger is completed, we will again be exposed to risk of loss on all of the business that we have ceded to CastlePoint, other than amounts that CastlePoint has retroceded to other reinsurers, and our risk of suffering a large loss will be greater. In addition, we will need to locate other sources of reinsurance. The availability and pricing of reinsurance varies over time, and there is no guarantee that we will be able to obtain sufficient amounts of reinsurance protection from creditworthy reinsurers at pricing levels and upon other terms that we find acceptable. The inability to obtain reinsurance upon favorable terms may limit our ability to write insurance business, increase our costs and/or expose us to greater risk of loss on the business that we write. See also “Risks Related to Our Business—If we cannot obtain adequate reinsurance protection for the risks we have underwritten, we may be exposed to greater losses from these risks or we may reduce the amount of business we underwrite, which will reduce our revenues.”
          We must obtain many governmental and other consents to complete the merger. If these consents are delayed, not granted or granted with unacceptable conditions, it may jeopardize or postpone the completion of the merger, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the merger.
We must obtain numerous approvals and consents in a timely manner from federal, state and Bermuda authorities prior to the completion of the merger. If we do not receive these approvals, or do not receive them on terms that satisfy the conditions set forth in the merger agreement, then we will not be obligated to complete the merger. The governmental agencies from which we will seek these approvals have broad discretion in administering the governing regulations. As a condition to approval of the merger, agencies may impose requirements, limitations or costs that could negatively affect the way we conduct, or CastlePoint conducts business. These requirements, limitations or costs could jeopardize or delay the completion of the merger. If we agree to any material requirements, limitations or costs in order to obtain any approvals required to complete the merger, these requirements, limitations or additional costs could adversely affect our ability to integrate the CastlePoint operations or could reduce the anticipated benefits of the merger. This could result in a material adverse effect on our business and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company purchased 15,405 of its common shares from employees in connection with the vesting of restricted stock issued in connection with its 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.
The following table summarizes the Company’s stock repurchases for the three-month period ended June 30, 2008 and represents employees’ withholding tax obligations on the vesting of restricted stock.

	Total Number of		Total Number of Shares	Maximum Number (or
	Shares	Average Price	Purchased as Part of Publicly	Approximate Dollar Value) of
Period	Purchased	Paid per Share	Announced Plans or	Shares that May Yet Be

Apri 1 - 30, 2008	577	$26.16	—	$—
May 1 - 31, 2008	12,744	23.48	—	—
June 1 - 30, 2008	2,084	24.40	—	—

Total	15,405	$23.77	—	$—

Item 4. Submission of Matters to a Vote of Security Holders
The Company held its 2008 Annual Meeting on May 15, 2008. At the 2008 Annual Meeting:
(a)	Three directors were elected to serve with a term ending 2011 as follows:

Nominee	Votes For	Votes Withheld

Michael H. Lee	17,085,527	1,142,282
William W. Fox, Jr.	17,518,231	709,578
Steven W. Schuster	16,571,916	1,605,893
The following directors remain in office: Francis M. Colalucci, Charles A. Bryan, and Austin P. Young III.
(b)	The appointment of Johnson Lambert & Co., LLP as the Company’s Independent registered Public Accounting Firm for the year 2008 was approved as follows:

Shares Voted

For	18,212,243
Against	11,618
Abstain	3,947
(c)	Approved the Amendment and Restatement of the Company’s 2004 Long Term Equity Compensation Plan

Shares Voted

For	15,169,184
Against	1,010,926
Abstain	10,749
(d)	Approved the material terms of the Company’s 2004 Long Term Equity Compensation Plan

Shares Voted

For	15,224,493
Against	953,703
Abstain	12,663

(e)	Approved the material terms of the Company’s Short Term Performance Incentive Plan

Shares Voted

For	17,178,144
Against	1,032,644
Abstain	17,020
Item 6. Exhibits
31.1	Chief Executive Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

32	Chief Executive Officer and Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tower Group, Inc. Registrant

Date: August 11, 2008	/s/ Michael H. Lee Michael H. Lee
Chairman of the Board,
President and Chief Executive Officer

Date: August 11, 2008	/s/ Francis M. Colalucci Francis M. Colalucci
Senior Vice President,
Chief Financial Officer and Treasurer