Form 10-Q
period 2008-09-30
Tower Group, Inc.
filed 2008-11-10
CIK 1289592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,307,532 shares of common stock, par value $0.01 per share, as of November 3, 2008.

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Tower Group, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
($ in thousands, except par value and share amounts)	2008	2007

Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $608,677 and $616,757)	$554,138	$606,488
Equity securities, available-for-sale, at fair value (cost of $7,051 and $14,429)	4,531	12,580

Total investments	558,669	619,068
Cash and cash equivalents	101,396	77,679
Investment income receivable	6,860	6,546
Agents’ balances receivable	130,143	122,763
Reinsurance recoverable	245,507	207,828
Prepaid reinsurance premiums	122,021	124,834
Deferred acquisition costs, net of deferred ceding commission revenue	57,082	39,271
Deferred income taxes	34,824	22,802
Intangible assets	20,765	21,670
Goodwill	18,962	13,281
Fixed assets, net of accumulated depreciation	37,510	32,337
Investment in unconsolidated affiliate	30,274	32,615
Other assets	46,753	34,955

Total assets	$1,410,766	$1,355,649

Liabilities
Loss and loss adjustment expenses	$525,123	$501,183
Unearned premium	306,370	272,774
Reinsurance balances payable	75,878	58,740
Payable to issuing carriers	28,106	42,855
Funds held under reinsurance agreements	26,119	36,841
Accounts payable, accrued liabilities and other liabilities	29,947	32,833
Subordinated debentures	101,036	101,036

Total liabilities	1,092,579	1,046,262
Stockholders’ Equity
Common stock ($0.01 par value; 40,000,000 shares authorized, 23,386,731 and 23,225,039 shares issued, and 23,307,939 and 23,185,173 shares outstanding)	234	232
Treasury stock (78,792 and 39,866 shares)	(1,074)	(493)
Paid-in-capital	207,498	205,435
Accumulated other comprehensive net loss	(39,288)	(8,322)
Retained earnings	150,817	112,535

Total stockholders’ equity	318,187	309,387

Total liabilities and stockholders’ equity	$1,410,766	$1,355,649

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
($ in thousands, except	September 30,		September 30,
per share and share amounts)	2008	2007	2008	2007

Revenues
Net premiums earned	$88,249	$73,124	$226,793	$207,542
Ceding commission revenue	18,432	19,601	60,577	50,867
Insurance services revenue	17,993	9,137	41,896	12,236
Net investment income	8,174	9,615	26,335	27,016
Net realized gains (losses) on investments	(2,684)	(62)	(9,280)	10
Policy billing fees	583	599	1,716	1,444

Total revenues	130,747	112,014	348,037	299,115
Expenses
Loss and loss adjustment expenses	43,907	40,007	118,127	114,528
Direct and ceding commission expense	35,406	26,422	92,040	66,865
Other operating expenses	23,060	21,311	66,917	55,832
Interest expense	2,110	2,313	6,593	6,843

Total expenses	104,483	90,053	283,677	244,068
Other Income
Equity income (loss) in unconsolidated affiliate	(820)	746	700	2,169
Gain from issuance of common stock by unconsolidated affiliate	—	—	—	2,705

Income before income taxes	25,444	22,707	65,060	59,921
Income tax expense	8,728	8,323	23,321	21,530

Net income	$16,716	$14,384	$41,739	$38,391

Gross unrealized investment holding losses arising during period	(31,732)	(9,140)	(54,201)	(20,169)
Equity in net unrealized losses in investment in unconsolidated affiliate’s investment portfolio	(1,615)	(236)	(2,722)	(658)
Less: reclassification adjustment for (gains) losses included in net income	2,684	62	9,280	(10)
Income tax benefit related to items of other comprehensive income	10,732	3,260	16,675	7,293

Comprehensive net income (loss)	$(3,215)	$8,330	$10,771	$24,847

Basic and diluted earnings per share
Basic	$0.73	$0.63	$1.81	$1.67

Diluted	$0.72	$0.62	$1.80	$1.65

Weighted average common shares outstanding
Basic	23,054,860	22,983,325	23,029,541	22,622,672

Diluted	23,251,173	23,189,031	23,244,577	22,885,001

Dividends declared and paid per common share
Common stock	$0.05	$0.05	$0.15	$0.10

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007

Cash flows provided by (used in) operating activities:
Net income	$16,716	$14,384	$41,739	$38,391
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain from IPO of common shares of unconsolidated affiliate	—	—	—	(2,705)
(Gain) loss on sale of investments	(2,922)	62	(7,055)	(10)
Impairment write-downs	5,606	—	16,335	—
Depreciation and amortization	2,882	2,171	8,541	6,132
Amortization of bond premium or discount	(5,240)	42	(5,593)	396
Amortization of restricted stock	614	503	1,767	1,504
Deferred income taxes	1,787	(249)	3,398	(900)
Excess tax benefits from share-based payment arrangements	(115)	(76)	(195)	(1,035)
(Increase) decrease in assets:
Investment income receivable	132	(229)	(314)	(670)
Agents’ balances receivable	(7,345)	(32)	(7,379)	(3,365)
Reinsurance recoverable	(14,204)	(12,890)	(37,680)	(44,429)
Prepaid reinsurance premiums	20,274	3,369	2,813	(34,710)
Deferred acquisition costs, net	(9,580)	709	(17,811)	10,356
Equity in unconsolidated affiliate	821	(684)	(699)	(2,107)
Other assets	(874)	2,072	(3,015)	(2,859)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	5,546	18,718	23,941	70,739
Unearned premium	6,592	(7,942)	33,596	12,329
Reinsurance balances payable	(4,538)	(6,839)	17,139	10,850
Payable to issuing carriers	984	7,401	(14,749)	12,658
Accounts payable and accrued expenses	6,351	1,771	(1,283)	(9,077)
Funds held under reinsurance agreement	(4,349)	(3,922)	(11,764)	(12,916)
Other	(177)	(232)	319	27

Net cash flows provided by operations	18,961	18,107	42,051	48,599

Cash flows provided by (used in) investing activities:
Acquisition of Preserver Group Inc.	—	—	—	(66,233)
Acquisition related transaction costs	(2,892)	—	(7,058)	(4,729)
Purchase of fixed assets	(3,799)	(3,493)	(12,809)	(10,045)
Purchase — fixed-maturity securities	(79,761)	(42,282)	(298,008)	(177,594)
Purchase — equity securities	—	(499)	—	(14,386)
Sale or maturity — fixed-maturity securities	69,635	16,796	298,019	87,314
Sale — equity securities	—	—	5,066	3,776

Net cash flows provided by (used in) investing activities	(16,817)	(29,478)	(14,790)	(181,897)

Cash flows provided by (used in) financing activities:
Equity offering and over allotment, net of issuance costs	—	—	—	89,366
Purchase of common trust securities — statutory business trusts	—	—	—	(619)
Redemption of preferred stock	—	—	—	(40,000)
Proceeds from issuance of subordinated debentures	—	—	—	20,619
Exercise of stock options & warrants	65	17	296	1,027
Excess tax benefits from share-based payment arrangements	115	76	195	1,035
Treasury stock acquired-net employee share-based compensation	(33)	(16)	(578)	39
Dividends paid	(1,153)	(1,149)	(3,457)	(2,804)

Net cash flows provided by (used in) financing activities	(1,006)	(1,072)	(3,544)	68,663

Increase in cash and cash equivalents	1,138	(12,443)	23,717	(64,635)
Cash and cash equivalents, beginning of period	100,258	64,969	77,679	117,161

Cash and cash equivalents, end of period	$101,396	$52,526	$101,396	$52,526

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$9,582	$6,574	$26,475	$21,746
Cash paid for interest	1,908	2,772	5,956	6,264

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
The accompanying unaudited consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2007 and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 14, 2008. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations.
The results of operations for the three and nine months ended September 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements include the accounts of Tower Group, Inc. (“Tower”) and its insurance subsidiaries, Tower Insurance Company of New York (“TICNY”), Tower National Insurance Company (“TNIC”), Preserver Insurance Company (“PIC”), North East Insurance Company (“NEIC”), Mountain Valley Indemnity Company (“MVIC”) (collectively the “Insurance Subsidiaries”), Preserver Group, Inc. (“PGI”) and Tower Risk Management Corp. (“TRM”), its managing general agency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company transactions have been eliminated in consolidation. Business segment results are presented net of all material inter-segment transactions.
Accounting Pronouncements
In October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections.” The Company has considered the guidance set forth in this FSP in determining the fair value of certain of its investments at September 30, 2008.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United

States (the GAAP hierarchy). This Statement is effective November 15, 2008 and it will not have any impact on the Company’s consolidated financial condition or results of operations.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS Statement No. 141(R), and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the effect that the adoption of this FSP will have on its consolidated financial condition or results of operations.
In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. As a result of the issuance of FSP FAS 157-2, the Company did not apply the provisions of SFAS No. 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This standard establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s first fiscal year that begins after December 15, 2008. On August 5, 2008, the Company and CastlePoint Holdings, Ltd. (“CastlePoint”) announced that they had entered into a definitive agreement for the acquisition of CastlePoint by the Company in a transaction valued at approximately $490 million. If this acquisition were to close on or after January 1, 2009, it would be accounted for under SFAS No. 141(R). The following highlights some of the more substantive differences compared to the current accounting standards:
•	Transaction costs of approximately $12 million would be expensed rather than being considered part of the purchase price;

•	The purchase price would be calculated based on the fair value of the Company’s common stock on the date the acquisition closed rather than being set on the date of the announcement of the acquisition assuming certain criteria are met; and

•	The fair value of the CastlePoint common shares currently owned by the Company would be determined on the closing date of the acquisition and any gain (loss) would be recognized in the Company’s income statement.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS No. 160”). This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s first fiscal year that begins after December 15, 2008. The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial condition or results of operations because the impact of SFAS No. 160 is fact specific and will not be applicable until the Company acquires a noncontrolling interest in a subsidiary or deconsolidates a subsidiary after the effective date of SFAS No. 160.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value but does not require any new fair value measurements. The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 establishes a fair value hierarchy to increase consistency and comparability in fair value measurements and disclosures. The hierarchy is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets. The Company adopted the provisions of SFAS No. 157 on January 1, 2008. See Note 7 – Fair Value Measurements.
Note 3—Acquisition of Preserver Group, Inc.
On April 10, 2007, the Company completed the acquisition of 100% of the issued and outstanding common stock of Preserver Group, Inc. (“Preserver”), a New Jersey corporation.
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
Note 4—Other Assets
Other assets consist of the following:

	September 30,	December 31,
($ in thousands)	2008	2007

Assumed premiums receivable	$1,501	$1,299
Ceding commission receivable	3,306	3,852
Receivable — claims paid by agency	4,104	2,726
Federal and state taxes recoverable	1,346	125
Investment in statutory business trusts, equity method	3,036	3,036
Receivable for securities	9,221	8,755
Deferred merger and acquisition expenses	7,058	1,488
Prepaids, deposits and advances	3,867	3,694
Receivable from residual market plans	2,964	2,723
Commission receivable from issuing carriers	6,132	3,739
Other	4,218	3,518

Other assets	$46,753	$34,955

Note 5—Investment in Unconsolidated Affiliate—CastlePoint
At September 30, 2008, the Company’s maximum exposure to a loss from its investment in CastlePoint Holdings, Ltd. (“CastlePoint”) was approximately $30.3 million, which consists of its equity ownership interest of approximately $25.7 million and the fair value of the warrant the Company received from CastlePoint of $4.6 million. The carrying value of the Company’s equity investment in CastlePoint is as follows:

	For the Nine	For the Year
	Months Ended	Ended
	September 30,	December 31,
($ in millions)	2008	2007

Carrying value of equity investment, beginning of year	$32.6	$27.9
Equity in net income of CastlePoint	0.7	2.4
Gain from initial public offering of common stock of CastlePoint	0.0	2.7
Equity in net unrealized gain / (loss) of the CastlePoint investment portfolio	(2.7)	(0.1)
Dividends received from CastlePoint	(0.3)	(0.3)

Carrying value of equity investment, end of period	$30.3	$32.6

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
As of September 30, 2008, the aggregate fair value of the Company’s investment in its 2,555,000 shares of CastlePoint common stock listed on the NASDAQ Global Market under the symbol “CPHL” was $28.4 million.
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
The following table provides an analysis of the reinsurance activity between the Company and CastlePoint Reinsurance for the three and nine months ended September 30, 2008 and 2007, respectively:

	Ceded	Ceded	Ceding	Ceding
	Premiums	Premiums	Commissions	Commission
($ in thousands)	Written	Earned	Revenue	Percentage

Nine Months Ending September 30, 2008
Brokerage business (1)	$90,055	$129,960	$46,996	36.2%
Traditional program business	6,055	4,635	1,487	32.1%
Specialty program business and insurance risk-sharing business	43,753	21,506	8,014	37.3%

Total	$139,863	$156,101	$56,497	36.2%

Nine Months Ending September 30, 2007
Brokerage business	$165,064	$132,663	$45,745	34.5%
Traditional program business	583	534	160	30.0%
Specialty program business and insurance risk-sharing business	4,065	2,169	651	30.0%

Total	$169,712	$135,366	$46,556	34.4%

Three Months Ending September 30, 2008
Brokerage business (1)	$(2,482)	$30,246	$10,910	36.1%
Traditional program business	1,767	1,843	601	32.6%
Specialty program business and insurance risk-sharing business	22,600	12,617	4,871	38.6%

Total	$21,885	$44,706	$16,382	36.6%

Three Months Ending September 30, 2007
Brokerage business	$46,439	$51,343	$17,938	34.9%
Traditional program business	583	219	66	30.0%
Specialty program business and insurance risk-sharing business	2,013	921	276	30.0%

Total	$49,035	$52,483	$18,280	34.8%

(1)	Ceded premiums written with CastlePoint Reinsurance were reduced by $31.7 million in the third quarter of 2008 as a result of the reduction of the quota share ceding percentage under the brokerage business quota share reinsurance agreement to 25% on all unearned premiums on policies in force as of July 1, 2008.
Under the brokerage business quota share reinsurance agreement, which covers business that the Company has historically written through its retail and wholesale agents, the Company’s insurance subsidiaries cede between 25% and 50% of premiums and losses, such ceding percentage being subject to periodic adjustment by the Company. The ceding percentages for the brokerage business since April, 2006 are included in the following table.

		Ceded
Dates	Quota Share Reinsurance Agreement With	Amount

April 6, 2006 - June 30, 2006 (1)	CastlePoint Reinsurance	30%
July 1, 2006 - December 31, 2006	CastlePoint Reinsurance	40%
January 1, 2007 - March 31, 2007	CastlePoint Reinsurance	49%
April 1 2007 - June 30, 2007	CastlePoint Reinsurance	40%
April 1 2007 - June 30, 2007	CastlePoint Insurance Company	9%
July 1, 2007 - December 31, 2007 (2)	CastlePoint Reinsurance	40%
January 1, 2008 - March 31, 2008 (2)	CastlePoint Reinsurance	40%
April 1, 2008 - June 30, 2008 (2)	CastlePoint Reinsurance	35%
July 1, 2008 - September 30, 2008	CastlePoint Reinsurance	25%
April 1, 2008 - September 30, 2008	Swiss Re America Corporation	5%

(1)	Multi year quota share reinsurance agreements with CastlePoint Reinsurance began April 6, 2006.

(2)	On July 1, 2008, we reduced the ceding percentage under our brokerage business quota share reinsurance agreement with CastlePoint Reinsurance to 25% applicable to both the ceded unearned premium reserve as of July 1, 2008 and new and renewal premiums written in the third quarter of 2008.

Effective April 1, 2007, under the business property and catastrophe reinsurance program premium and loss reimbursement agreement, CastlePoint agreed to pay 30% of the Company’s property catastrophe reinsurance premiums relating to the brokerage business pool managed by the Company and 30% of the Company’s net retained property catastrophe losses. CastlePoint and the Company participate proportionately in catastrophe reinsurance on the underlying brokerage business pool. The catastrophe premium payments were $0.0 million and $1.9 million for the three and nine months ended September 30, 2008, respectively, compared to $0.7 million and $2.2 million for the same periods last year and were recorded as a reduction to ceded premiums earned. There was no premium payment to the Company during the three months ended September 30, 2008 as CastlePoint incurred 30% of the catastrophe premiums based on the amount of brokerage premiums written by CastlePoint through TRM. CastlePoint Reinsurance also participated as a reinsurer on the Company’s overall property catastrophe reinsurance program from July 1, 2006 to June 30, 2007 and again beginning July 1, 2008, and the Company’s excess of loss reinsurance program, effective May 1, 2006.
In addition, the Company entered into two aggregate excess of loss reinsurance agreements for the brokerage business with CastlePoint effective October 1, 2007. The purpose of the two aggregate excess of loss reinsurance agreements is to equalize the loss ratios for the brokerage business written by CastlePoint Insurance Company (“CPIC”) and the Company. Under the first agreement, TICNY reinsures approximately 85% (which percentage will be adjusted to equal Tower’s actual percentage of the total brokerage business written by the Company and CPIC) of CPIC’s brokerage business losses above a loss ratio of 52.5%. Under the second agreement, CPIC reinsures approximately 15% (which percentage will be adjusted to equal CastlePoint’s actual percentage of the total brokerage business written by the Company and CPIC) of the Company’s brokerage business losses above a loss ratio of 52.5%. For the three and nine months ended September 30, 2008, the Company paid $0.8 million and $2.3 million to CPIC for reinsurance brokerage business written by the Company and received $0.8 million and $2.3 million from CPIC for business assumed which was produced by TRM as part of the brokerage business pool. The Company recorded $1.1 million in ceded loss recoveries from the aggregate stop loss with CPIC for the three and nine months ending September 30, 2008.
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
At September 30, 2008 and December 31, 2007, the Company had receivables and payables with CastlePoint arising in the normal course of business, as follows:

		CastlePoint
($ in thousands)	CastlePoint	Insurance
Receivable/(payable) due to/from	Reinsurance	Company

Shown in balance sheet:
September 30, 2008
Assumed premium receivable	$—	$—
Reinsurance recoverable	23,245	855
Reinsurance balances payable	(59,717)	150
Payable to issuing carriers	—	(25,460)

Total	$(36,472)	$(24,455)

December 30, 2007
Assumed premium receivable	$5	$—
Reinsurance recoverable	8,998	470
Reinsurance balances payable	(43,158)	(5,531)
Payable to issuing carriers	—	(41,664)

Total	$(34,155)	$(46,725)

Program Management Agreement
Under the program management agreement, CastlePoint Management Corp. (“CPM”) was appointed by TICNY to perform certain underwriting and claims services, effective January 1, 2007, with respect to the traditional and specialty program business and insurance risk-sharing business quota share agreements, such as soliciting, underwriting, quoting, binding, issuing, servicing of insurance policies and adjusting claims. In circumstances where CPM cannot fully perform these functions on its own, CPM delegates authority to the program underwriting agents or purchases services from the Company under the service and expense sharing agreement. The Company reimburses CPM for expenses it incurs under this agreement. All expenses paid by the Company were included as direct commission expenses to CPM in the insurance segment. Total direct commission expenses paid by the Company for the three and nine months ended September 30, 2008 were $11.6 million and $24.3 million, respectively, compared to $1.6 million and $3.7 million for the same periods last year.
Management Agreement
TRM entered into a management agreement with CPIC effective July 1, 2007 to produce and manage brokerage business on behalf of CPIC. Under this agreement, TRM receives a provisional management fee equal to 34.0% of the subject premium of the business produced by TRM less excess and other inuring reinsurance. The fee is adjusted between 31.0% and 36.0% based on the loss ratio of the business produced. For the three and nine months ended September 30, 2008, TRM produced $46.7 million and $103.5 million of premiums, respectively, and earned $14.9 million and $32.9 million, respectively, in direct commission revenue from CPIC.
TICNY Service and Expense Sharing Agreements
Under the service and expense sharing agreements, CPM can purchase from TICNY, and TICNY can purchase from CPM, certain insurance company services, such as claims adjustment, policy administration, technology solutions, underwriting, and risk management services, at cost, and market these services to program underwriting agents on an unbundled basis. The reimbursements for these charges have been recorded as “Other administration revenue” in the Company’s insurance services segment. CPM shares with the Company 50% of the profits and losses generated from marketed services. The Company charged CastlePoint $0.8 million and $0.3 million for such services for the third quarter of 2008 and 2007, respectively, and $2.4 million and $0.9 million for the nine months ended September 30, 2008 and 2007, respectively.
TRM Service and Expense Sharing Agreement
Effective May 2007, TRM entered into a service agreement with CPM pursuant to which TRM provides to CPM and CPM may provide to TRM insurance company services such as claim adjustment, policy administration, technology solutions, underwriting and risk management services. Under this agreement TRM agreed to produce and manage, on behalf of CPM, CPIC’s share of the Company’s brokerage business. CastlePoint paid $1.4 million and $2.8 million, respectively, for the three and nine months ended September 30, 2008 for claims adjustment services pursuant to this agreement. As more fully described under “Management Agreement” above, effective July 1, 2007, TRM entered into a new agreement to produce and manage CPIC business.
Note 6—Investments
The amortized cost and fair value of investments in fixed-maturity securities and equities, together with information regarding the Company’s invested assets that were in an unrealized loss position at September 30, 2008 and December 31, 2007 are summarized as follows, by amount of time in a continuous unrealized loss position:

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
($ in thousands)	Cost	Gains	Months	Months	Value	Value

September 30, 2008
U.S. Treasury securities	$26,401	$116	$(60)	$—	$26,457	5%
U.S. Agency securities	2,363	15	—	—	2,378	0%
Municipal bonds	183,490	275	(4,622)	—	179,143	32%
Corporate and other bonds	217,164	51	(17,862)	(8,850)	190,503	34%
Commercial mortgage-backed securities	52,939	5	(2,101)	(12,885)	37,958	7%
Residential mortgage-backed securities	112,658	444	(2,752)	(3,367)	106,983	19%
Asset-backed securities	13,662	81	(1,842)	(1,185)	10,716	2%

Total fixed maturity securities	608,677	987	(29,239)	(26,287)	554,138	99%
Preferred stocks	5,551	—	—	(2,464)	3,087	1%
Common stocks	1,500	—	(56)	—	1,444	0%

Total	$615,728	$987	$(29,295)	$(28,751)	$558,669	100%

December 31, 2007
U.S. Treasury securities	$25,837	$827	$—	$—	$26,664	4%
U.S. Agency securities	19,709	162	—	—	19,871	3%
Municipal bonds	155,296	1,167	(78)	(24)	156,361	25%
Corporate and other bonds	201,501	1,219	(3,164)	(817)	198,739	32%
Commercial mortgage-backed securities	49,475	262	(5,015)	(162)	44,560	7%
Residential mortgage-backed securities	144,028	1,083	(2,511)	(2,733)	139,867	23%
Asset-backed securities	20,911	88	(573)	—	20,426	3%

Total fixed maturity securities	616,757	4,808	(11,341)	(3,736)	606,488	98%
Preferred stocks	5,551	—	(1,849)	—	3,702	1%
Common stocks	8,878	—	—	—	8,878	1%

Total	$631,186	$4,808	$(13,190)	$(3,736)	$619,068	100%

The Company’s gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007

Fixed-maturity securities
Gross realized gains	$1,276	$96	$6,301	$561
Gross realized losses	(177)	(136)	(1,139)	(527)

	1,099	(40)	5,162	34
Equity securities
Gross realized gains (1)	1,823	(22)	1,968	319
Gross realized losses	—	—	(75)	(343)

	1,823	(22)	1,893	(24)
Impairment write-down	(5,606)	—	(16,335)	—

Net realized gains/losses	$(2,684)	$(62)	$(9,280)	$10

(1)	Includes a gain of $1.8 million for the three months ended September 30, 2008, on the sale of the Company’s investment in AgencyPort Insurance Services, Inc., a privately held company that provides web-based solutions for property and casualty insurers.
Impairment Review
The Company regularly reviews its fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, management considers, among other criteria: (i) the current fair value compared to amortized cost or cost, as appropriate; (ii) the length of time the security’s fair value has been below amortized cost or cost; (iii) specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments; (iv)

management’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in value to cost; (v) specific cash flow estimations for certain mortgage-backed securities and (vi) current economic conditions.
In reviewing specific cash flow estimations for certain mortgage-backed securities (other than those of high credit quality or sufficiently collateralized to ensure that the possibility of credit loss is remote), management follows the guidance of Emerging Issues Task Force Issue 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). Accordingly, on a quarterly basis, if significant changes in estimated cash flows compared with the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is significantly less than the present value previously estimated, an other-than-temporary impairment (“OTTI”) is deemed to have occurred. OTTI losses are recorded in the statement of income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of loss realization.
The following table shows the number and amount of fixed-maturity and equity securities that the Company determined was OTTI. This resulted in recording impairment write-downs as part of net realized gains (losses) on investments for the 2008 quarters indicated, and reduced the unrealized loss in other comprehensive loss.

	Quarter
	Third		Second		First		Total
($ in thousands)	No.	Amount	No.	Amount	No.	Amount	No.	Amount

Category
Corporate and other bonds	3	$(3,276)	—	$—	—	$—	3	$(3,276)
Residential mortgage-backed securities	8	(2,175)	15	(8,295)	—	—	23	(10,470)
Asset-backed securities	1	(153)	—	—	—	—	1	(153)
Equities	—	—	—	—	7	(2,436)	7	(2,436)

	12	$(5,604)	15	$(8,295)	7	$(2,436)	34	$(16,335)

At September 30, 2008, the unrealized losses for remaining fixed-maturity securities were primarily in the Company’s investments in corporate and other bonds, commercial and residential mortgage-backed securities and asset-backed securities and certain equity securities. The following table shows the number of securities evaluated, fair value and unrealized loss, percentage below amortized cost and fair value by rating.

			Unrealized Loss
				Percent of	Fair Value by Security Rating
		Fair		Amortized					BB or
($ in thousands)	Count	Value	Amount	Cost	AAA	AA	A	BBB	Lower

Category
Corporate and other bonds	171	$183,953	$(26,711)	13%	2%	12%	43%	31%	12%
Commercial mortgage-backed securities	38	36,954	(14,985)	29%	84%	2%	0%	9%	5%
Residential mortgage-backed securities	70	51,865	(6,118)	11%	80%	1%	2%	4%	13%
Asset-backed securities	18	8,581	(3,027)	26%	11%	41%	32%	16%	0%
Equities	7	4,531	(2,520)	36%	0%	0%	14%	23%	63%
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
SFAS No. 157 establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded, including during period of market disruption, and the reliability and transparency of the assumptions used to determine fair value. The hierarchy requires the use of observable market data when available. The levels of the hierarchy and those investments included in each are as follows:
Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities traded in active markets. Included are those investments traded on an active exchange, such as the NASDAQ Global Select Market.
Level 2 — Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs. Included are investments in U.S. Treasury securities and obligations of U.S. government agencies, together with municipal bonds, corporate debt securities, commercial mortgage and asset-backed securities, certain residential mortgage-backed securities that are generally investment grade and certain equity securities.
Level 3 — Inputs to the valuation methodology are unobservable for the asset or liability and are significant to the fair value measurement. Material assumptions and factors considered in pricing investment securities may include projected cash flows, collateral performance including delinquencies, defaults and recoveries, and any market clearing activity or liquidity circumstances in the security or similar securities that may have occurred since the prior pricing period. Included in this valuation methodology are investments in certain mortgage-backed and asset-backed securities.
The availability of observable inputs varies and is affected by a wide variety of factors. When the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. The degree of judgment exercised by management in determining fair value is greatest for investments categorized as Level 3. For investments in this category, the Company considers prices and inputs that are current as of the measurement date. In periods of market dislocation, as characterized by current market conditions, the observability of prices and inputs may be reduced for many instruments. This condition could cause a security to be reclassified between levels.
During the three and nine months ended September 30, 2008, certain securities, primarily certain mortgage-backed and asset-backed securities, were either not traded or very thinly traded due to concerns in the securities market. As a result, prices from independent third party pricing services, broker quotes or other observable inputs were not always available, or, in the case of certain broker quotes, were non-binding. Therefore, the fair values of these securities were estimated using a model to develop a security price using future cash flow expectations that were developed based on collateral composition and performance and discounted at an estimated market rate taking into account estimates of the rate of future prepayments, current credit spreads, credit subordination protection, mortgage origination year, default rates, benchmark yields and time to maturity. For certain securities, broker quotes were available and these were also considered in determining the appropriateness of the developed security price.
As at September 30, 2008, the Company’s investments are allocated among pricing input levels as follows:

($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments	$—	$537,365	$16,773	$554,138
Equity investments	1,444	3,087	—	4,531

Totals	$1,444	$540,452	$16,773	$558,669

The Company’s use of Level 3 “unobservable inputs” included 44 securities and accounted for approximately 3.0% of total investments and 1.2% of total assets at September 30, 2008.
The following table summarizes changes in Level 3 assets measured at fair value for the first three quarters of 2008.

	For the Three Months Ended
	March 31,	June 30,	September 30,
($ in thousands)	2008	2008	2008	Total

Beginning balance	$—	$10,707	$8,904	$—
Total gains (losses)-realized / unrealized
Included in net income	278	(6,740)	(1,882)	(8,344)
Included in other comprehensive income (loss)	(2,599)	4,957	(327)	2,017
Purchases, issuances and settlements	(441)	(20)	(14)	(461)
Net transfers into (out of) Level 3	13,469	—	10,092	23,561

Ending balance	$10,707	$8,904	$16,773	$16,773

Note 8—Goodwill
Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. In acquiring Preserver, the Company entered into an agreement that provided for a base purchase price of approximately $68.3 million, subject to certain purchase price adjustments. The agreement provided for using a portion of the purchase price to pay off certain debt owed to Preserver’s stockholders and to settle Preserver’s direct transaction costs. The purchase price, net of Preserver’s direct transaction costs, was approximately $64.7 million plus approximately $1.3 million of transaction costs incurred by Tower. Approximately $30.8 million of the purchase price was used to pay off certain debt owed to Preserver’s stockholders.
The determination of goodwill as it relates to the Preserver acquisition is based upon the following:

($ in thousands)

Purchase Price
Base purchase price paid	$68,250
Preserver direct transaction costs, net of tax benefit	(3,547)

Total purchase price paid to Preserver	64,703
Direct transaction costs	1,305

Total purchase consideration	66,008

Allocation of Purchase Price
Book value of Preserver at date of acquisition	7,106
Preserver shareholder debt repayment	30,754
Estimated fair value adjustments	9,186

Estimated fair value of assets acquired	47,046

Goodwill as of September 30, 2008	$18,962

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
Goodwill at September 30, 2008 and December 31, 2007 was $19.0 million and $13.3 million, respectively. The Company performs an annual impairment analysis to identify potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized. This annual test is performed at December 31 of each year or more frequently if events or circumstances change in a way that requires the Company to perform the impairment analysis on an interim basis. Goodwill impairment testing requires an evaluation of the estimated fair value of each reporting unit to its carrying value, including the goodwill. An impairment charge is recorded if the estimated fair value is less than the carrying amount of the reporting unit.
Note 9—Other Liabilities
Other liabilities consist of the following:

	September 30,	December 31,
($ in thousands)	2008	2007

Accounts payable and accrued expenses	$11,697	$14,205
Funds held as agent	3,731	4,772
Deferred rent liability	7,152	7,386
Other	7,367	6,470

Other liabilities	$29,947	$32,833

Note 10—Dividends Declared
Dividends declared by the Company on common stock for the three and nine months ended September 30, 2008 were $1.2 million and $3.5 million, or $0.05 and $0.15 per share, respectively. Dividends declared by the Company on common stock for the three and nine months ended September 30, 2007 were $1.1 million and $2.3 million or $0.05 and $0.10 per share, respectively.
Dividends were paid by the Company on its perpetual preferred Series A-1 stock for the three and nine months ended September 30, 2007 and were $0 and $0.3 million, respectively.

Note 11—Stock Based Compensation
Restricted Stock Awards
During the three months ended September 30, 2008, no restricted stock shares were granted. For the three months ended September 30, 2008, 10,796 restricted stock shares vested and 6,776 were forfeited. Compensation expense recognized for the three months ended September 30, 2008 and 2007 was $311,000 and $279,000 net of tax, respectively. Compensation expense recognized for the nine months ended September 30, 2008 and 2007 was $965,000 and $771,000 net of tax, respectively. Total unrecognized compensation expense, before tax, for grants of restricted stock was $5.3 million and $3.8 million at September 30, 2008 and December 31, 2007, respectively. The intrinsic value of the unvested restricted stock outstanding as of September 30, 2008 is $5.6 million.
Changes in restricted stock for the nine months ended September 30, 2008 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding, beginning of year	195,468	$24.97
Granted	138,326	24.75
Vested	(79,983)	19.28
Forfeitures	(14,891)	26.88

Outstanding, end of year	238,920	$26.40

Stock Options
The following table provides an analysis of stock option activity during the nine months ended September 30, 2008.

		Average
	Number of	Exercise
	Shares	Price

Outstanding, beginning of year	281,896	$5.57
Exercised	(23,366)	6.65

Outstanding, end of period	258,530	$5.47

Exercisable, end of period	234,230	$5.15

Compensation expense (net of tax) related to stock options was $12,500 and $37,400 for the three and nine months ended September 30, 2008 compared to $12,500 and $55,300, respectively, in the same periods last year. Total unrecognized expense, before tax, for grants of stock options was $77,000 and $134,000 as of September 30, 2008 and December 31, 2007, respectively. The intrinsic value of stock options outstanding as of September 30, 2008 is $4.7 million, of which $4.3 million is related to vested options.
Note 12—Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. At the adoption date and as of September 30, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or results of operations were required.
The Company recognizes interest and penalties related to uncertain tax positions, which were zero for the three and nine months ended September 30, 2008, in income tax expense.
Tax years 2004 through 2007 are subject to examination by the federal authorities. There is currently a New York State Department of Taxation and Finance audit under way for the tax years of 2003 through 2004.
Note 13—Earnings per Share
The following table shows the computation of the Company’s earnings per share:

	Income	Shares	Per Share
($ in thousands, except share and per share amounts)	(Numerator)	(Denominator)	Amount

Three months ended September 30, 2008
Net Income	$16,716

Basic earnings per share	$16,716	23,054,860	$0.73

Effect of dilutive securities:
Stock options		129,934
Unvested restricted stock and restricted stock units		44,607
Warrants		21,772

Diluted earnings per share	$16,716	23,251,173	$0.72

Three months ended September 30, 2007
Net Income	$14,384

Basic earnings per share	14,384	22,983,325	$0.63

Effect of dilutive securities:
Stock options		149,331
Unvested restricted stock		31,490
Warrants		24,885

Diluted earnings per share	$14,384	23,189,031	$0.62

Nine months ended September 30, 2008
Net Income	$41,739

Basic earnings per share	$41,739	23,029,541	$1.81

Effect of dilutive securities:
Stock options		137,864
Unvested restricted stock and restricted stock units		53,326
Warrants		23,846

Diluted earnings per share	$41,739	23,244,577	$1.80

Nine months ended September 30, 2007
Net Income	$38,391
Less: Preferred stock dividends	(298)
Less: Preferred stock excess consideration	(400)

Basic earnings per share	$37,693	22,622,672	$1.67

Effect of dilutive securities:
Stock options		178,445
Unvested restricted stock		54,195
Warrants		29,689

Diluted earnings per share	$37,693	22,885,001	$1.65

Note 14—Changes in Estimates
The Company recorded favorable development in its net loss reserves from prior accident years of $3,184,000 in the third quarter of 2008 and $4,500,000 for the nine months ended September 30, 2008, compared to favorable development of $518,000 in the third quarter of 2007 and $550,000 for the nine months ended September 30, 2007. During the third quarter of 2008 there was favorable development from prior accident years in commercial multi-peril and property lines that was partially offset by significantly less unfavorable loss development in auto liability and the workers’ compensation lines.
The insurance subsidiaries’ changes in estimated sliding scale commission revenue resulted in a $647,000 and $1.4 million reduction to ceding commission revenue in the three and nine months ended September 30, 2008, respectively, compared to a decrease of $126,000 and $123,000, respectively, of ceding commission revenue in the same periods last year. TRM’s changes in estimated sliding scale commissions were an increase in direct commission revenue for prior years of $449,000 and $1.5 million in the three and nine months ended September 30, 2008, respectively, compared to an increase of $465,000 and $1.5 million in direct commission revenue for the same periods last year.
Note 15—Segment Information
The Company changed its presentation of its business results in the first quarter of 2008, by combining its previously reported reinsurance segment with its insurance segment based on the way management organizes the segments for making operating decisions and assessing profitability. This results in reporting two segments: insurance—offers a broad range of property and casualty insurance products and services to small to mid-sized businesses and to individuals primarily in the Northeast states; and

insurance services—provides insurance brokering, claim administration, reinsurance intermediary services and other administrative services.
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
Business segments results are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007

Insurance Segment
Revenues
Net premiums earned	$88,249	$73,124	$226,793	$207,542
Ceding commission revenue	18,432	19,601	60,577	50,867
Policy billing fees	485	599	1,445	1,444

Total revenues	107,166	93,324	288,815	259,853

Expenses
Net loss and loss adjustment expenses	43,907	40,007	118,127	114,528
Underwriting expenses	46,468	41,165	130,717	113,674

Total expenses	90,375	81,172	248,844	228,202

Underwriting profit	$16,791	$12,152	$39,971	$31,651

Insurance Services Segment
Revenues
Direct commission revenue from managing general agency	$15,287	$8,028	$35,353	$9,093
Claims administration revenue	1,606	524	3,576	1,624
Other administration revenue	846	326	2,426	924
Reinsurance intermediary fees	254	254	541	595
Policy billing fees	99	5	271	—

Total revenues	18,092	9,137	42,167	12,236

Expenses
Direct commission expense paid to producers	6,857	3,807	15,382	3,959
Other insurance services expenses:
Underwriting expenses reimbursed to TICNY	3,225	1,687	7,970	2,302
Claims expense reimbursement to TICNY	1,606	520	3,576	1,618

Total expenses	11,688	6,014	26,928	7,879

Insurance services pretax income	$6,404	$3,123	$15,239	$4,357

Underwriting expenses in the insurance segment are net of expense reimbursements that are made by the insurance services segment pursuant to an expense sharing agreement between TRM and the Company’s insurance subsidiaries. In accordance with terms of this agreement, TRM reimburses TICNY for a portion of TICNY’s underwriting and other expenses resulting from TRM’s use of TICNY’s personnel, facilities and equipment in underwriting insurance on behalf of TRM’s issuing companies. The reimbursement for underwriting and other expenses is calculated as a minimum reimbursement of 5% of the premiums produced by TRM and is adjustable according to the terms of the agreement based on the number of policies in force and additional expenses that may be incurred by TRM. This amount significantly increased in 2008 due to the significant increase in premiums produced by TRM. TRM also reimburses TICNY, at cost, for claims administration expenses pursuant to the terms of this expense sharing agreement, as shown above. TICNY is also reimbursed, at cost, for other administrative services provided to CastlePoint pursuant to the terms of the service and expense sharing agreement. These reimbursements by CastlePoint were $846,000 and $325,000 for the three months ended September 30, 2008 and 2007, respectively, and $2,426,000 and $924,000 for the nine months ended September 30, 2008 and 2007, respectively.
The following table reconciles revenue by segment to consolidated revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007

Insurance segment	$107,166	$93,324	$288,815	$259,853
Insurance services segment	18,092	9,137	42,167	12,236

Total segment revenues	125,258	102,461	330,982	272,089
Net investment income	8,174	9,615	26,335	27,016
Net realized gains (losses) on investments	(2,684)	(62)	(9,280)	10

Consolidated revenues	$130,747	$112,014	$348,037	$299,115

The following table reconciles the results of the Company’s individual segments to consolidated income before taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007

Insurance segment underwriting profit	$16,791	$12,152	$39,971	$31,651
Insurance services segment pretax income	6,404	3,123	15,239	4,357
Net investment income	8,174	9,615	26,335	27,016
Net realized gains (losses) on investments	(2,684)	(62)	(9,280)	10
Corporate expenses	(311)	(554)	(1,312)	(1,144)
Interest expense	(2,110)	(2,313)	(6,593)	(6,843)
Other Income*	(820)	746	700	4,874

Income before taxes	$25,444	$22,707	$65,060	$59,921

*	See note on investment in unconsolidated affiliate-CastlePoint
Note 16—Pending Acquisitions
On August 5, 2008, the Company and CastlePoint announced that they had entered into a definitive agreement for the acquisition of CastlePoint by the Company in a transaction valued at approximately $490 million. Under the terms of that agreement and based on the closing stock price for the Company of $23.09 on August 4, 2008, CastlePoint shareholders would receive a combination of the Company’s common stock and cash equal to $12.68 per CastlePoint share. CastlePoint shareholders (other than the Company) will receive 0.47 shares of the Company’s common stock and cash consideration of $1.83 for each CastlePoint common share. The exchange ratio is subject to adjustment based on the Company’s volume weighted average price per share during a 15 day trading window prior to closing, and will be fixed at 0.47 if the average price of the Company’s stock during such period is equal to or greater than $20.00 and equal to or less than $26.00. If the average stock price during such period is greater than $26.00, the exchange ratio will be adjusted downward to provide CastlePoint shareholders with a fixed value per share of $14.05 (including $1.83 of cash per share). If the average stock price during such period is less than $20.00 but equal to or more than $17.50, the exchange ratio will be adjusted upward to provide CastlePoint shareholders with a fixed value per share of $11.23 (including $1.83 of cash per share). However, if the Company’s average stock price during such period falls below $17.50, the exchange ratio will be fixed at 0.5371, and CastlePoint will have the right, for a limited period, to terminate the agreement, unless the Company elects to add shares of the Company’s common stock or cash to provide CastlePoint shareholders with a value per share of $11.23 (including the amount in cash per share). The acquisition is not expected to require any external financing. Consummation of the acquisition is subject to the approval of certain matters by Tower’s stockholders and CastlePoint shareholders and to other customary closing conditions.
On August 27, 2008, CastlePoint announced that CastlePoint Reinsurance Company, Ltd. (“CastlePoint Re”), a Bermuda-based subsidiary of CastlePoint, entered into a definitive agreement for the acquisition of HIG, Inc. (“Hermitage”). CastlePoint will pay the seller $27 million in cash plus the adjusted closing book value of Hermitage. The transaction is subject to regulatory approvals and other customary closing conditions. The total cash consideration is expected to be approximately $135 million with no external financing required.
In connection with its acquisition of Hermitage, CastlePoint Reinsurance entered into an asset purchase agreement with the Company’s managing general agency, TRM, and the Company’s Insurance Ssubsidiaries. The agreement provides that, following CastlePoint Re’s acquisition of Hermitage, the Company will acquire, through TRM and the Insurance Subsidiaries, Hermitage’s operating assets from CastlePoint Re,, including rights to existing insurance policy renewals and producer appointments, for $16 million. However, this transaction is not expected to be consummated unless the Company’s acquisition of CastlePoint is not consummated or is delayed until after consummation of CastlePoint Re’s acquisition of Hermitage.
In connection with the proposed acquisition of CastlePoint, the Company filed a preliminary registration statement/joint proxy statement with the Securities and Exchange Commission on September 30, 2008 as well as various forms with federal anti-trust regulators and state insurance regulatory authorities. The federal anti-trust regulators have terminated the waiting period under Hart-Scott-Rodino Antitrust Improvements Act, and the Company expects to receive approvals from state insurance authorities and to provide a final proxy statement for stockholders to vote in time to close the CastlePoint acquisition in December 2008, assuming stockholder approval. However, the Company cannot guarantee that insurance regulatory approvals will be received or that the proxy will have been approved by the Securities and Exchange Commission at the expected times. Accordingly, the closing of the CastlePoint transaction may not occur until early 2009.
Note 17—Subsequent Event
Dividends
The Company’s Board of Directors approved a quarterly dividend on October 23, 2008 of $0.05 per share payable December 27, 2008 to stockholders of record as of December 15, 2008.
Investment Performance
In October, credit spreads on fixed income securities have further widened. This led to continued losses in Tower’s investment portfolio, which have a negative impact on Tower’s book value since the end of the third quarter.

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
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	developments that may delay or limit our ability to enter new markets as quickly as we anticipate;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	the effects of acts of terrorism or war;

•	developments in the world’s financial and capital markets that adversely affect the performance of our investments;

•	changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	changes in acceptance of our products and services, including new products and services;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	changes in the percentage of our premiums written that we cede to reinsurers;

•	decreased demand for our insurance or reinsurance products;

•	loss of the services of any of our executive officers or other key personnel;

•	the effects of mergers, acquisitions and divestitures;

•	changes in rating agency policies or practices;

•	changes in legal theories of liability under our insurance policies;

•	changes in accounting policies or practices;

•	changes in general economic conditions, including inflation, interest rates and other factors;

•	the possibility that the proposed merger with CastlePoint or CastlePoint’s proposed acquisition of Hermitage may not be completed or may be delayed;

•	the risk that governmental and other consents needed to complete the merger with CastlePoint and the acquisition of Hermitage may be delayed, not granted or granted with unacceptable conditions;

•	unanticipated difficulties in combining Tower, CastlePoint and Hermitage;

•	disruptions in Tower’s, CastlePoint’s and Hermitage’s respective businesses arising from the anticipation of the transactions and the integration of Tower, CastlePoint and Hermitage;

•	increases in Tower’s exposure to risk of loss arising from the merger;

•	the possibility that Tower will incur significant charges to write down the good will to be established in the CastlePoint merger or the Hermitage acquisition if CastlePoint’s or Hermitage’s businesses do not perform well or Tower does not integrate CastlePoint’s and Hermitage’s business successfully;

•	the requirement for Tower and CastlePoint to expense their transaction expenses in 2009 if the merger or the Hermitage acquisition is completed after December 31, 2008;

•	potential payments made to dissenting CastlePoint shareholders in respect of their shares, which could exceed the amount of consideration otherwise due to them under the terms of the merger agreement or permit Tower to terminate the merger agreement in certain circumstances; and

•	the absence at Hermitage of the internal control over financial reporting meeting the standard that is required of a publicly traded company.
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
Transactions with CastlePoint
On August 5, 2008, we announced that Tower and CastlePoint had entered into a definitive agreement for the acquisition of CastlePoint by us in a transaction valued at approximately $490 million. Under the terms of that agreement and based on the closing stock price for the Company of $23.09 on August 4, 2008, CastlePoint shareholders would receive a combination of our common stock and cash equal to $12.68 per CastlePoint share. CastlePoint shareholders (other than us) will receive 0.47 shares of our common stock and cash consideration of $1.83 for CastlePoint common share. The exchange ratio is subject to adjustment based on our volume weighted average price per share during a 15 day trading window prior to closing, and will be fixed at 0.47 if the average price of our stock during such period is equal to or greater than $20.00 and equal to or less than $26.00. If the average stock price during such period is greater than $26.00, the exchange ratio will be adjusted downward to provide CastlePoint shareholders with a fixed value per share of $14.05 (including $1.83 of cash per share). If the average stock price during such period is less than $20.00 but equal to or more than $17.50, the exchange ratio will be adjusted upward to provide CastlePoint shareholders with a fixed value per share of $11.23 (including $1.83 of cash per share). However, if our average stock price during such period falls below $17.50, the exchange ratio will be fixed at 0.5371, and CastlePoint will have the right, for a limited period, to terminate the agreement, unless we elect to add to shares of our common stock or cash to provide CastlePoint shareholders with a value per share of $11.23 (including the amount in cash per share). The acquisition is not expected to require any external financing.
On August 27, 2008, CastlePoint announced that CastlePoint Reinsurance Company, Ltd., a Bermuda-based subsidiary of CastlePoint entered into a definitive agreement for the acquisition of HIG, Inc. (“Hermitage”). CastlePoint will pay the seller $27 million in cash plus the adjusted closing book value of Hermitage. The transaction is subject to regulatory approvals and other customary closing conditions. The total cash consideration is expected to be approximately $135 million with no external financing required. In connection with this acquisition, CastlePoint Reinsurance also entered into an asset purchase agreement with Tower’s insurance subsidiaries, pursuant to which, subject to the terms and conditions set forth therein, following CastlePoint Re’s acquisition of Hermitage, the Tower insurance subsidiaries will acquire Hermitage’s operating assets, including rights to existing insurance policy renewals and producer appoints from CastlePoint Re for $16 million in cash.
The transactions contemplated by the asset purchase agreement are expected to be completed close to the time of the CastlePoint transaction in late December of 2008 or early January 2009, subject to the satisfaction of certain conditions, including completion of CastlePoint Re’s acquisition of all the issued and outstanding shares of the common stock of Hermitage and receipt of customary regulatory approvals. However, Tower does not expect to consummate such transactions unless Tower’s acquisition of CastlePoint is not consummated or is delayed until after consummation of CastlePoint Re’s acquisition of Hermitage.
On July 1, 2008, we reduced the ceding percentage under our brokerage business quota share reinsurance agreement with CastlePoint Reinsurance to 25% applicable to both the ceded unearned premium reserve as of July 1, 2008 and new and renewal premiums written in the third quarter of 2008.

Our results of operations are discussed below in two parts. The first part discusses the consolidated results of operations. The second part discusses the results of each of our two segments. The comparison between years is affected by the acquisition of Preserver on April 10, 2007.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in millions)	2008	2007	Change	Percent	2008	2007	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$150.5	$138.8	$11.8	8.5%	$424.3	$378.0	$46.3	12.2%
Less: Ceded premiums earned	(62.3)	(65.6)	3.4	-5.1%	(197.5)	(170.5)	(27.0)	15.9%

Net premiums earned	88.2	73.1	15.1	20.7%	226.8	207.5	19.3	9.3%
Total commission and fee income	37.0	29.3	7.7	26.2%	104.2	64.5	39.6	61.4%
Net investment income	8.2	9.6	(1.4)	-15.0%	26.3	27.0	(0.7)	-2.5%
Net realized investment (losses) gains	(2.7)	(0.1)	(2.6)	NM	(9.3)	0.0	(9.3)	NM

Total	130.7	112.0	18.7	16.7%	348.0	299.1	48.9	16.4%

Expenses
Net loss and loss adjustment expenses	43.9	40.0	3.9	9.7%	118.1	114.5	3.6	3.1%
Operating expenses	58.5	47.7	10.7	22.5%	159.0	122.7	36.3	29.6%
Interest expense	2.1	2.3	(0.2)	-8.8%	6.6	6.8	(0.2)	-3.7%

Total expenses	104.5	90.1	14.4	16.0%	283.7	244.1	39.6	16.2%

Equity in income (loss) of unconsolidated affiliate	(0.8)	0.7	(1.6)	-210.2%	0.7	2.2	(1.5)	-67.7%
Gain from issuance of common stock by unconsolidated affiliate	—	—	—	—	—	2.7	(2.7)	-100.0%

Income before taxes	25.4	22.7	2.7	12.1%	65.1	59.9	5.1	8.6%
Federal and state income taxes	8.7	8.3	0.4	4.9%	23.3	21.5	1.8	8.3%

Net Income	$16.7	$14.4	$2.3	16.2%	$41.7	$38.4	$3.3	8.7%

Key Measures
Percent of total revenues:
Net premiums earned	67.5%	65.3%			65.2%	69.4%
Commission and fee income	28.3%	26.2%			29.9%	21.6%
Net investment income	6.3%	8.6%			7.6%	9.0%
Net realized investment gains (losses)	-2.1%	-0.1%			-2.7%	0.0%

Return on average equity (1)	20.9%	19.6%			17.7%	20.4%

(1)	Excluding net realized losses on investments, net of tax, return on average equity would have higher by 2.2% for the third quarter of 2008 and 2.6% for the nine months ended September 30, 2008.
Consolidated Results of Operations Three and Nine months ended September 30, 2008 and 2007
Total revenues. Total revenues increased during the third quarter of 2008 principally due to increases in premiums earned and commission and fee income offset in part by lower investment income and increased realized investment losses. Net premiums earned, as a percent of total revenues, increased primarily due to growth in gross premiums earned and the aforementioned reduction of the ceding percentage under the brokerage business quota share agreement with CastlePoint Reinsurance. Total commission and fee income for the third quarter of 2008 increased primarily due to growth in direct commission revenue on premiums produced by TRM. Net investment income decreased significantly in the third quarter of 2008 as a result of lower investment yields. Net realized investment losses increased as a result of recording $5.6 million of OTTI in the third quarter of 2008.
On a year-to-date basis total revenues increased principally due to the increases in commission and fee income and net premiums earned, offset by a significant increase in net realized investment losses. Net premiums earned, as a percent of total revenues, decreased as a result of higher ceded premiums earned for the first nine months of 2008 compared to the same period last year. Total commission and fee income for the first nine months of 2008 increased due to an increase in ceded premiums earned and the increase in the ceding commission rate, as well as the increase in direct commission revenue on premiums produced by TRM.

Premiums earned. The increase in net premiums earned in the three and nine months ended September 30, 2008 compared to the same periods last year was due the growth in gross premiums earned and to the aforementioned reduction in the ceding percentage with CastlePoint Reinsurance in comparison to the same periods last year. Net premiums earned also increased from growth in traditional and specialty program business managed by CastlePoint on behalf of Tower.
The quota share ceding percentages for the brokerage business since April, 2006 are included in the following table:

		Ceded
Dates	Quota Share Reinsurance Agreement With	Amount

April 6, 2006 - June 30, 2006 (1)	CastlePoint Reinsurance	30%
July 1, 2006 - December 31, 2006	CastlePoint Reinsurance	40%
January 1, 2007 - March 31, 2007	CastlePoint Reinsurance	49%
April 1 2007 - June 30, 2007	CastlePoint Reinsurance	40%
April 1 2007 - June 30, 2007	CastlePoint Insurance Company	9%
July 1, 2007 - December 31, 2007 (2)	CastlePoint Reinsurance	40%
January 1, 2008 - March 31, 2008 (2)	CastlePoint Reinsurance	40%
April 1, 2008 - June 30, 2008 (2)	CastlePoint Reinsurance	35%
July 1, 2008 - September 30, 2008	CastlePoint Reinsurance	25%
April 1, 2008 - September 30, 2008	Swiss Re America Corporation	5%

(1)	Multi year quota share reinsurance agreements with CastlePoint Reinsurance began April 6, 2006.

(2)	On July 1, 2008, we reduced the ceding percentage under our brokerage business quota share reinsurance agreement with CastlePoint Reinsurance to 25% applicable to both the ceded unearned premium reserve as of July 1, 2008 and new and renewal premiums written in the third quarter of 2008.
The quota share ceding percentages for the traditional program and specialty program business since April, 2006 are 50% and 85%, respectively.
Commission and fee income. Commission and fee income increased in the three and nine months ended September 30, 2008 primarily due to TRM producing more business on behalf of CPIC. Our managing general agency subsidiary, TRM, produced $46.7 million and $103.5 million in premium on behalf of CPIC for the three and nine months ended September 30, 2008, respectively, compared to $23.4 million and $23.9 million, respectively, in the same periods last year. TRM earned $14.9 million and $32.9 million in fee income for the three and nine months ended September 30, 2008, respectively, compared to $7.5 million and $7.7 million, respectively, in the same periods last year. Commission and fee income includes other administration revenue from services provided to and reimbursed by CastlePoint of $0.8 million and $2.4 million for the three and nine months ended September 30, 2008, respectively, compared to $0.3 million and $0.9 million, respectively, in the same periods last year. For the three and nine months ended September 30, 2008 the change in estimated sliding scale commission rate for commissions earned in prior periods in both the insurance segment and the insurance services segment resulted in a net decrease of $0.2 million and a net increase of $0.1 million, respectively, compared to a net increase of $0.3 million and $1.4 million, respectively, in the same periods last year.
Net investment income and net realized investment gains (losses). Net investment income decreased in the third quarter of 2008 compared to 2007 primarily due to lower investment yields. Net investment income decreased for the first nine months of 2008 compared to the comparable period of 2007 primarily due to both lower investment yields and an adjustment under FAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“FAS 91”), which requires us to record periodic amortization adjustments for mortgage-backed securities. These adjustments are made as a result of prepayment changes that extend or reduce the life of these securities or as a result of favorable or unfavorable changes in estimated cash flows from the cash flows previously projected.
Net realized investment gains were $2.9 million and $7.1 million in the three and nine months ended September 30, 2008, respectively, compared to investment losses of $0.1 million and a de minimis gain in the same periods last year. We recognized OTTI of $5.6 million and $16.3 million in the three and nine months ended September 30, 2008 related to our investments in REIT’s, non-agency residential mortgage-backed securities and corporate bonds.
Net cash flows provided by operations of $19.0 million and $42.1 million contributed to the increase in invested assets during the three and nine months ended September 30, 2008, respectively. On a tax equivalent basis, the yield was 5.5% as of September 30, 2008 compared to 5.9% as of September 30, 2007.

Losses and loss adjustment expenses. Net loss and loss adjustment expenses for the three and nine months ending September 30, 2008 were $43.9 million and $118.1 million, respectively, compared to $40.0 million and $114.5 million, respectively, in the same periods in 2007. The net loss ratio for the three and nine months ending September 30, 2008 was 49.7% and 52.1%, respectively, compared to 54.7% and 55.2%, respectively, in the same periods in 2007. The Company’s net estimated losses for Hurricane Ike of $1.1 million are included in the third quarter net losses. See “Insurance Segment Results of Operations” for an explanation of these changes.
Operating expenses. Operating expenses increased primarily as a result of an increase in underwriting expenses resulting from the growth in gross premiums earned and depreciation expense related to our increased investment in technology assets. On a year-to-date basis, expenses also increased as a result of the April 2007 acquisition of Preserver.
Interest expense. The decrease in interest expense for the third quarter of 2008 was a result of a decrease in LIBOR on our floating rate subordinated debt and a lower amount of interest related to crediting reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables.
Equity in income (loss) of unconsolidated affiliate. The loss in the third quarter of 2008 results from CastlePoint’s expensing approximately $8.0 million of expenses related to the proposed merger with the Company and approximately $8.0. million of OTTI.
Income tax expense. Income tax expense for the three and nine months ended September 30, 2008 increased as a result of an increase in the amount of pre-tax income attributable to TRM which is taxed at both a local and state level resulting in a higher effective tax rate. The effect of this increase was offset in part by an increase in investments allocated to tax exempt securities. The effective income tax rate applicable to consolidated income before income taxes was 34.3% for the third quarter of 2008 compared to 36.7% for the same period in 2007. On a year-to-date basis, the effective tax rate was 35.8% and 35.9% for the nine months ended September 30, 2008 and 2007, respectively.
Net income and return on average equity. Net income and annualized return on average equity was $16.7 million and 20.9%, respectively, for the third quarter of 2008, compared to $14.4 million and 19.6%, for the comparable period in 2007. For the third quarter of 2008, the return was calculated by dividing annualized net income of $66.9 million by an average common stockholders’ equity of $320.2 million. For the third quarter of 2007, the return was calculated by dividing annualized net income of $57.5 million by an average common stockholders’ equity of $294.3 million.
On a year-to-date basis, net income and annualized return on average equity was $41.7 million and 17.7%, respectively, for the nine months ended September 30, 2008, compared to $37.7 million and 20.4%, respectively, for the nine months ended September 30, 2007, respectively. For the nine months ended September 30, 2008, the return was calculated by dividing annualized net income of $55.7 million by an average common stockholders’ equity of $313.8 million. For the nine months ended June 30, 2007, the return was calculated by dividing annualized net income of $50.3 million by an average common stockholders’ equity of $246.5 million.
Excluding net realized losses on investments, net of tax, return on average equity would have higher by 2.2% for the third quarter of 2008 and 2.6% for the nine months ended September 30, 2008.

Insurance Segment Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in millions)	2008	2007	Change	Percent	2008	2007	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$150.5	$138.8	$11.8	8.5%	$424.3	$378.0	$46.3	12.2%
Less: ceded premiums earned	(62.3)	(65.6)	3.4	-5.1%	(197.5)	(170.5)	(27.0)	15.9%

Net premiums earned	88.2	73.1	15.1	20.7%	226.8	207.5	19.3	9.3%
Ceding commission revenue	18.4	19.6	(1.2)	-6.0%	60.6	50.9	9.7	19.1%
Policy billing fees	0.5	0.6	(0.1)	-19.1%	1.4	1.4	0.0	NM

Total	107.2	93.3	13.8	14.8%	288.8	259.9	29.0	11.1%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	70.1	69.9	0.2	0.3%	207.2	194.1	13.1	6.8%
Less: ceded loss and loss adjustment expen	(26.2)	(29.9)	3.7	-12.3%	(89.1)	(79.5)	(9.5)	12.0%

Net loss and loss adjustment expenses	43.9	40.0	3.9	-19.1%	118.1	114.5	3.6	3.1%
Underwriting expenses
Direct commission expense	28.5	22.6	5.9	26.2%	76.7	62.9	13.8	21.9%
Other underwriting expenses	17.9	18.6	(0.6)	-3.4%	54.1	50.8	3.3	6.5%

Total underwriting expenses	46.5	41.2	5.3	12.9%	130.7	113.7	17.0	15.0%

Underwriting profit	$16.8	$12.2	$4.6	38.2%	$40.0	$31.7	$8.3	26.3%

Key Measures
Premiums written
Gross premiums written	$157.2	$127.7	$29.5	23.1%	$458.3	387.4	$70.9	18.3%
Less: ceded premiums written	(42.6)	(60.9)	18.3	-30.1%	(192.7)	(202.9)	10.2	-5.0%

Net premiums written	$114.6	$66.8	$47.9	71.7%	$265.6	$184.5	$81.1	44.0%

Ceded premiums as a percent of gross premiums
Written	27%	48%			42%	52%
Earned	41%	47%			47%	45%

Loss Ratios
Gross	46.5%	50.4%			48.8%	51.3%
Net	49.8%	54.7%			52.1%	55.2%
Accident Year Loss Ratios
Gross	52.4%	50.5%			51.6%	51.7%
Net	53.3%	55.4%			54.1%	55.4%
Underwriting Expense Ratios
Gross	30.6%	29.2%			30.5%	29.7%
Net	31.2%	28.7%			30.3%	29.6%
Combined Ratios
Gross	77.1%	79.6%			79.3%	81.0%
Net	81.0%	83.4%			82.4%	84.8%

Insurance Segment Results of Operations Three and Nine months ended September 30, 2008 and 2007
Gross premiums. In the third quarter of 2008 brokerage business gross premiums written in our Insurance Segment was $120.7 million and does not include premiums placed through our Insurance Services Segment on behalf of CPIC of $46.6 million for a total brokerage business gross premiums written and placed of $167.3 million, an increase of 15.1% over $145.4 million in the third quarter of 2007.

For the year-to-date periods, brokerage business gross premiums written in our Insurance Segment was $377.2 million and does not include premiums placed through our Insurance Services Segment on behalf of CPIC of $106.0 million for total brokerage business gross premiums written and placed of $483.2 million, an increase of 21.6% over $397.3 million in the nine months ended September 30, 2007.
The increase in brokerage business premiums resulted from various initiatives including our appointment of wholesale and other agents outside of the Northeast. We are writing excess and surplus lines business in Florida and Texas, and are writing on an admitted basis in California in 2008. New business written from wholesale agents with binding authority for the third quarter and first nine months of 2008 was approximately $20.6 million and $53.0 million, respectively.
Gross premiums written also increased due to growth in traditional and specialty program business premium managed by CastlePoint, which increased to $35.8 million for the third quarter of 2008, compared to $5.7 million for the same period in 2007. On a year-to-date basis gross premiums written in traditional and specialty program business were $77.6 million for the nine months ended September 30, 2008, compared to $14.0 million for the same period in 2007.
Policies-in force for our brokerage business, including business managed by us and produced on behalf of CPIC, increased by 19.9% as of September 30, 2008 compared to September 30, 2007. For the third quarter of 2008, premiums on renewed business increased 2.1% in personal lines and decreased 2.9% in commercial lines, resulting in an overall decrease of 1.0%. We continue to leverage our hybrid business model by placing premiums on business managed and produced by us through our Insurance Services Segment. The retention rate including brokerage business renewed by TRM on behalf of CPIC was 91% for personal lines and 72% for commercial lines, resulting in an average retention rate of 79% for all lines. The retention rate, excluding brokerage business renewed by TRM on behalf of CPIC, was 70% for personal lines and 63% for commercial lines, resulting in a retention rate of 65% for all lines.
For the first nine months of 2008, premiums on renewed business increased 3.6% in personal lines and decreased 1.9% in commercial lines, resulting in an overall increase of 0.0%. The retention rate including brokerage business renewed by TRM on behalf of CPIC was 89% for personal lines and 73% for commercial lines, resulting in an average retention rate of 78% for all lines. The retention rate, excluding brokerage business renewed by TRM on behalf of CPIC, was 81% for personal lines and 59% for commercial lines, resulting in a retention rate of 68% for all lines.
Ceded premiums. Ceded premiums written decreased 30.1% for the third quarter of 2008 compared to the same period last year. On July 1, 2008, we reduced the ceding percentage under our brokerage business quota share agreement with CastlePoint Reinsurance to 25% applicable to both the ceded unearned premium reserve and new and renewal premiums written in the third quarter of 2008, thereby reducing the ceded unearned premium reserve by $31.7 million of which approximately $14.0 million was earned in the third quarter. The decrease in ceded premiums written also resulted from a reduction in gross premiums written due to more of our brokerage business having been placed with CPIC through TRM, which is included in our Insurance Services Segment results and for which TRM receives a management fee. The decrease in ceded brokerage business premiums written was offset in part by increases in the ceded premiums to CastlePoint Reinsurance for traditional and specialty program business that have ceded quota share percentages of 50% and 85%, respectively. We ceded $21.9 million and $139.9 million of premiums written to CastlePoint Reinsurance for the three and nine months ended September 30, 2008, respectively, compared to $49.0 million and $169.7 million, respectively, for the same periods last year. Separately, under our excess of loss program, $0.7 million and $2.3 million of premiums were ceded to CastlePoint for the three and nine months ending September 30, 2008, compared to $0.8 million and $2.4 million, respectively, for the same periods last year. As part of the brokerage business quota share agreement, CastlePoint paid us $0.0 million and $1.9 million for the three and nine months ended September 30, 2008, respectively, which represented a 30% share of our catastrophe reinsurance costs. Last year, CastlePoint paid us $0.7 million and $2.2 million for catastrophe reinsurance costs in the third quarter of 2007 and nine months ending September 30, 2007, respectively. There was no payment from CastlePoint for catastrophe reinsurance costs in the third quarter of 2008 as CastlePoint incurred 30% of the catastrophe reinsurance costs based on the amount of brokerage premiums placed with CPIC through TRM. We recorded $1.1 million in loss recoveries from the aggregate stop loss reinsurance agreement with CPIC for the three and nine months ending September 30, 2008. Overall, our net catastrophe ceded premiums increased to $4.8 million and $11.8 million for the three and nine months ended September 30, 2008, respectively, as compared to $3.5 million and $10.8 million, respectively, for the same periods last year.
For the three months ended September 30, 2008, ceded premiums earned decreased 5.1% which is less than the 30.1% decrease in ceded premiums written. The difference is a result of the aforementioned quota share percentage reduction applicable to the ceded unearned premium reserve and new and renewal premiums as of July 1. The reduction affected ceded premiums written immediately and will affect ceded premiums earned in the future over the remaining in force period of the underlying polices. The decrease in ceded premiums earned in our brokerage business was partially offset by an increase in traditional and specialty program ceded premiums earned during this period. For the year-to-date period, ceded premiums written and ceded premiums earned were affected by the same factors stated above with respect to the third quarter.
Ceding commission revenue. For the three months ended September 30, 2008, ceding commission revenue decreased principally because of the decrease ceded premiums earned offset in part by the increase in the brokerage business ceding commission rate in

2008. Ceding commission revenue also decreased by $0.6 million for the three months ending September 30, 2008 as a result of an increase in the ceded loss ratios on prior years’ quota share treaties compared to a decrease of $0.1 million for the same period last year.
Ceding commission revenue increased for the nine months ended September 30, 2008 compared to the comparable period last year as a result of both an increase in ceded premiums earned and an increase in the ceding commission rate. Ceding commission revenue decreased by $1.4 million for the nine months ended September 30, 2008 as a result of an increase in the ceded loss ratios on prior years’ quota share treaties, compared to a decrease of $0.1 million for the same period last year.
Loss and loss adjustment expenses and loss ratio. The decrease in the net loss ratio in the third quarter of 2008 compared to the same period in 2007 was due to lower accident year loss ratios as a result of favorable claims frequency in the homeowners’ line, the effect of earned pricing increases in the commercial multi peril liability and other liability lines, and a release of $3.2 million of net reserves due to lower than expected loss development from prior accident years in the commercial multi-peril and property lines, partially. This was partially offset by significantly less unfavorable loss development in auto liability and the workers’ compensation lines. In addition, during the third quarter, we had a $1.1 million loss recovery from CastlePoint under the aggregate excess of loss agreement. The increase in the gross accident year loss ratio for the third quarter of 2008 compared to the same quarter in 2007 was due to an increase in program business, which has a slightly higher gross loss ratio than our brokerage business. This increase in program business has less of an effect on the net accident year loss ratio since we cede up to 50% of the traditional program business and 85% of the specialty business.
The decrease in the gross and net loss ratios in the nine months ended September 30, 2008 compared to the same period in 2007 was also due to the $3.2 million reserve release and the $1.1 million loss recovery from CastlePoint under the aggregate excess of loss agreement.
The decrease in the gross accident year loss ratio for the year-to-date period ended September 30, 2008 compared to September 30, 2007 results from a lower accident year loss ratio in the homeowners’ line due to a reduction in claims frequency in that line and a lower accident year loss ratio in the commercial multi peril liability and other liability lines due to a rate increase in the fourth quarter of 2007 for which premiums are earned in 2008. The gross accident year loss ratio in the nine months ended September 30, 2008 also benefitted from a higher percentage of premiums earned on smaller premium sized policies, which are estimated to have a lower loss ratio than larger premium policies.
Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing agreement between TICNY, TNIC and TRM. See “Insurance Services Segment Results of Operations” for the amounts of claims reimbursements.
Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commissions and other underwriting expenses, increased 12.9% in the third quarter of 2008, compared to the same period in 2007, due to the increase in gross premiums written. Our gross expense ratio for the three months ended September 30, 2008 was 30.6% compared to 29.2% in the comparable period in 2007. The 15% increase in underwriting expenses on a year-to-date basis is due to the increase in gross premiums written and the acquisition of Preserver on April 10, 2007.
The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 19.0% for the third quarter of 2008, compared to 16.3% for the same period last year, and was 18.1% and 16.6% for the nine months ended September 30, 2008 and 2007, respectively. The increase was due to increased program business premiums which carry higher commission rates. However, 50% of the traditional program business premiums and approximately 85% of the specialty program business premiums are ceded to CastlePoint for which we receive a ceding commission that offsets a significant portion of the higher commission expense on program business.
The underwriting expense portion of the gross expense ratio declined to 11.6% for the third quarter of 2008 as compared to 12.9% for the same period last year, and was 12.4% and 13.0% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in this ratio resulted from increased program business premiums for which underwriting expenses paid by us to CastlePoint for managing program business are included in the commissions paid to CastlePoint.
The net underwriting expense ratio, which reflects the benefits of ceding commission revenue that lowers the gross expense ratio, was 31.2% for the third quarter of 2008 as compared to 28.7% for the same period last year. The net underwriting expense ratio for the third quarter was higher than the gross underwriting expense ratio as a result of the aforementioned changes to the quota share reinsurance agreement with CastlePoint Reinsurance on July 1, 2008 that reduced ceding commission revenue.
Underwriting profit and combined ratio. The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $16.8 million in the third quarter of 2008 and $12.2 million for the same period last year. The gross combined ratio was 77.1% for the third quarter of 2008 as compared with 79.6% for the same period last year. The net combined ratio was 81.0% for the third quarter of 2008 as compared to 83.4% for the same period last year.
On a year-to-date basis, our underwriting profit was $40.0 million for the nine months ended September 30, 2008 and $31.7 million for the same period last year. The gross combined ratio was 79.3% for the nine months ended September 30, 2008 as compared with 81.0% for the same period last year. The lower gross combined ratio for the nine months ended September 30, 2008 resulted primarily from a lower gross loss ratio offset by a slightly higher underwriting expense ratio compared to same period in 2007. The net combined ratio was 82.4% for the nine months ended September 30, 2008 as compared to 84.8% for the same period last year. The decrease in the net combined ratio resulted from a decrease in the net loss ratio offset in part by the increase in the net underwriting expense ratio.
Insurance Services Segment Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in millions)	2008	2007	Change	Percent	2008	2007	Change	Percent

Revenue
Direct commission revenue from managing general agency	$15.3	$8.0	$7.3	90.4%	$35.4	$9.1	$26.3	289.0%
Claims administration revenue	1.6	0.5	1.1	206.5%	3.6	1.6	2.0	120.2%
Other administration revenue (1)	0.8	0.3	0.5	160.3%	2.4	0.9	1.5	162.6%
Reinsurance intermediary fees (2)	0.3	0.3	0.0	0.2%	0.5	0.6	(0.1)	-9.3%
Policy billing fees	0.1	0.0	0.1		0.3	—	0.3

Total	18.1	9.1	9.0	98.0%	42.2	12.2	29.9	244.7%

Expenses
Direct commission expense paid to producers	6.9	3.8	3.0	80.1%	15.4	4.0	11.4	288.5%
Other insurance services expenses	3.2	1.7	1.5	91.2%	8.0	2.3	5.7	246.2%
Claims expense reimbursement to TICNY (3)	1.6	0.5	1.1	208.9%	3.6	1.6	2.0	121.0%

Total	11.7	6.0	5.7	94.3%	26.9	7.9	19.0	241.8%

Insurance services pre-tax income (loss)	$6.4	$3.1	$3.3	105.2%	$15.2	$4.4	$10.9	250.1%

Premiums produced by TRM on behalf of issuing companies	$46.6	$23.4	$23.2	98.9%	$106.0	$24.1	$81.9	340.0%

(1)	Other administration revenue includes amounts reimbursed by CastlePoint Reinsurance for services rendered pursuant to a service and expense sharing agreement.

(2)	Reinsurance intermediary fees include commissions earned for placement of reinsurance on behalf of our insurance subsidiaries.

(3)	Consists of underwriting expenses reimbursed to TICNY pursuant to an expense sharing agreement.
Insurance Services Segment Results of Operations—Three and Nine months ended September 30, 2008 and 2007
Total revenues. The increase in third quarter revenues resulted primarily from business produced by TRM on behalf of CPIC of $46.7 million for the third quarter of 2008 compared to $23.9 million for the same period last year. As a result of the increase in premiums produced, direct commission revenue increased to $14.9 million for the third quarter 2008 compared to $7.7 million for the same period last year. Direct commission revenue also benefitted from favorable loss development on premiums produced in prior years of $0.4 million for the third quarter 2008 compared to $0.5 million for the same period last year.
The year-to-date revenue increase resulted primarily from business produced by TRM on behalf of CPIC of $103.5 million for the first nine months of 2008 compared to $23.9 million for the same period in 2007. As a result of the increases in premiums produced, direct commission revenue increased to $32.9 million for the third quarter 2008 compared to $7.7 million for the same period last year. Direct commission revenue also benefitted from favorable loss development on premiums produced in prior years of $1.5 million for the first nine months of 2008 compared to $1.5 million in the same period in 2007.
Direct commission expense. TRM’s direct commission expense paid to producers increased as a result of the increase in business produced by TRM on behalf of CPIC. The direct commission expense ratio decreased to 14.7% for the third quarter of 2008, compared to 16.3% for the comparable period in 2007, as a result of a change in the mix of business placed with CPIC in 2008 to include a greater proportion of homeowners’ and workers’ compensation lines that typically have lower commission rates. The CPIC book of business is produced through the same agents who produce brokerage business written through our

Insurance Segment and TRM’s commission rates are similar to the commission rates in the Insurance Segment for similar lines of business.
Year-to-date direct commission expense paid to producers increased because of the increase in business produced by TRM on behalf of CPIC. The direct commission expense ratio was 14.5% for the first nine months of 2008 compared to 16.4% for the same period in the prior year because of the change in the mix of business referred to above with respect to the third quarter.
Other insurance services expenses. The amount of reimbursement for underwriting expenses by TRM to TICNY for the third quarter of 2008 was $3.2 million as compared to $1.7 million for the same period in 2007. The year-to-date amount of reimbursement for underwriting expenses by TRM to TICNY was $8.0 million in the nine months ended September 30, 2008 compared to $2.3 million for the same period in 2007. These increases resulted from the increase in premiums produced.
Claims expense reimbursement. The increased amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY in the third quarter and first nine months of 2008 results from an increase in the number of claims handled related to the CPIC book of business.
Pre-tax income. As a result of the factors discussed above, pre-tax income increased to $6.4 million in the third quarter of 2008 as compared to $3.1 million for the third quarter of 2007, and $15.2 million for the first nine months of 2008 compared to $4.4 million for the first nine months of 2007.
Liquidity and Capital Resources
Cash flows. Cash and cash equivalents at September 30, 2008 were $101.4 million as compared to $77.7 million at December 31, 2007. Cash equivalents increased as a result of cash flow from operations, offset in part by dividend payments to stockholders and investing activities.
Cash flow and liquidity is categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Three Months Ended		Nine Months Ended
Cash Flow Summary	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007

Cash provided by (used in):
Operating activities	$18,961	$18,107	$42,050	$48,599
Investing activities	(16,817)	(29,478)	(14,788)	(181,897)
Financing activities	(1,006)	(1,072)	(3,544)	68,663

Net increase (decrease) in cash and cash equivalents	$1,138	$(12,443)	$23,717	$(64,635)

Cash flow from operations for the three and nine months ended September 30, 2008 benefitted from the increase in collected premiums and insurance services revenue, partially offset by increased income tax payments. The decrease in cash flow from operations for the nine months ended September 30, 2008 was primarily due to payment of approximately $8.0 million of reinsurance costs relating to the 2007 calendar year which was previously withheld by us to collateralize our reinsurance recoverable.
During the third quarter of 2008, approximately $10.2 million was used for the net purchase of investment securities and $3.8 million was used to purchase fixed assets, principally related to technology investments. During the third quarter of 2007 we used approximately $25.9 million for the net purchase of investment securities and $3.4 million for the purchase of fixed assets, principally related to technology investments. The nine months ended September 30, 2007 included the payment of $66.2 million for the acquisition of Preserver, including $4.7 million paid for Preserver’s direct transaction costs in connection with the acquisition. In addition, there were increases in the investments in corporate bonds, U.S. Treasuries and residential agency mortgage-backed in the third quarter of 2007.
The net cash flows used in financing activities for the three months ended September 30, 2008 and 2007 included the payment of cash dividends of $1.2 million and $1.1 million, respectively. The dividend rate in the first three quarters of 2008 was $0.05 per quarter compared to $0.025 per quarter for the first two quarters of 2007 and $0.05 for the third quarter of 2007. The nine months ended September 30, 2007 included the net proceeds from the issuance of $20.6 million in subordinated debentures, the $89.4 million of net proceeds from the January, 2007 equity offering and the related exercise of the underwriters’ over-allotment option, offset by $40.0 million used for the redemption of preferred stock.
The operating subsidiaries’ primary sources of cash are net premiums received, commission and fee income, net investment income and proceeds from the sale and redemption of both equity and fixed-maturity investments. Cash is used to pay claims, commissions and operating expenses, to purchase investments and fixed assets and to pay dividends to the holding company. Our insurance companies are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. As of September 30, 2008, the maximum amount of distributions that our insurance companies could pay or declare without approval of their domiciliary Insurance Departments was approximately $15.5 million.

Cash flow needs at the holding company level are primarily for dividends to our stockholders and interest payments on our $101.0 million of subordinated debentures.
Investments
Credit Rating of Fixed Maturity Securities
The average credit rating of our fixed maturity securities, using ratings assigned to securities by Standard & Poor’s, was AA- at September 30, 2008 and AA at December 31, 2007. The following table shows the ratings distribution of our fixed maturity portfolio at September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
($ in thousands)	Value	Value	Value	Value

Rating
U.S. Treasury securities	$26,457	4.8%	$26,663	4.4%
AAA	211,456	38.2%	286,528	47.2%
AA	112,088	20.2%	72,276	11.9%
A	100,617	18.1%	80,426	13.3%
BBB	69,272	12.5%	77,768	12.8%
Below BBB	34,248	6.2%	62,827	10.4%

Total	$554,138	100.0%	$606,488	100.0%

Fair Value Consideration
As disclosed in Note 7 to the Consolidated Financial Statements, “Fair Value Measurements,” effective January 1, 2008, we adopted SFAS No. 157, which provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statements disclosure requirements for fair value. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). The statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in SFAS No. 157 prioritizes fair value measurements into three levels based the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”).
We use observable inputs for the majority of its investment portfolio. As of September 30, 2008, approximately 97% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. We use outside pricing services and brokers to assist in determining fair values. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. The outside pricing services used by us have indicated that they will only provide prices where observable inputs are available. In circumstances where quoted market prices are unavailable, we utilize fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs are adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the SFAS 157 fair value hierarchy.
Our process to validate the market prices obtained from the outside pricing sources include, but are not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. We also periodically perform testing of the market to determine trading activity, or lack of trading activity as well as market prices.
In addition, in certain instances given the market dislocation, we elected to utilize Level 3 pricing over available pricing service valuations used during the prior quarter, resulting in transfers being recorded from Level 2 to Level 3. In the periods of market dislocation, the observability for prices and inputs may be reduced for many instruments as currently is the case for certain non-agency residential and commercial mortgage-backed securities.
A number of our Level 3 investments have been written down as a result of our impairment analysis. At September 30, 2008, gross unrealized losses of $6.7 million related to Level 3 available-for-sale investments. As more fully described in Note 6 of our Consolidated Financial Statements, “Investments—Impairment Review”, we completed a detailed review of our residential and commercial mortgage-backed securities and concluded that the unrealized gains and losses in these asset classes are the result of a decrease in value due to technical spreads widening and broader market sentiment, rather than fundamental collateral deterioration and are temporary in nature.
Refer to Note 7 of the Consolidated Financial Statements, for a description of the valuation methodology utilized to value Level 3 assets, how the valuation methodology is validated and an analysis of the change in fair value Level 3 assets. As of September 30, 2008, the fair value of Level 3 assets as a percentage of our total assets carried at fair value was as follows:

			Level 3 Assets
	Total Assets		As a Percentage
	Carried at		of Total Assets
	Fair Value at	Fair Value of	Carried at
($ in thousands)	September 30, 2008	Level 3 Assets	Fair Value

Fixed-maturity investments	$554,138	$16,773	3.0%
Equity investments	4,531	—	0.0%

Total invesments available for sale	558,669	16,773	3.0%
Cash and cash equivalents	101,396	—	0.0%

Total	$660,065	$16,773	2.5%

As of September 30, 2008, the balance of Level 3 assets as a percentage of our total assets was 1.2%.
Unrealized Losses
During the third quarter of 2008, yield spreads continued to widen as a result of the credit crisis and lack of liquidity in the market. As reflected in other comprehensive income, the gross unrealized investment loss increased by $32.1 million. The increase in the unrealized investment loss primarily related to our investments in corporate and other bonds and mortgage-backed securities. Changes in interest rates directly impact the fair value for our fixed maturity portfolio. We regularly review both our fixed-maturity and equity portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.
The following table presents information regarding the Company’s invested assets that were in an unrealized loss position at September 30, 2008 and December 31, 2007 by amount of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Aggregate	Unrealized
($ in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

September 30, 2008
U.S. Treasury securities	$18,151	$(60)	$—	$—	$18,151	$(60)
U.S. Agency securities	2,003	—	—	—	2,003	—
Municipal bonds	136,682	(4,622)	—	—	136,682	(4,622)
Corporate and other bonds	149,648	(17,862)	34,305	(8,850)	183,953	(26,712)
Commercial mortgage-backed securities	19,310	(2,101)	17,644	(12,885)	36,954	(14,986)
Residential mortgage-backed securities	40,195	(2,752)	11,670	(3,367)	51,865	(6,119)
Asset-backed securities	6,824	(1,842)	1,756	(1,185)	8,580	(3,027)

Total fixed maturity securities	372,812	(29,239)	65,375	(26,287)	438,187	(55,526)
Preferred stocks	—	—	3,087	(2,464)	3,087	(2,464)
Common stocks	1,444	(56)	—	—	1,444	(56)

Total	$374,256	$(29,296)	$68,462	$(28,751)	$442,718	$(58,046)

December 31, 2007
Municipal bonds	$11,614	$(78)	$7,272	$(24)	$18,886	$(102)
Corporate and other bonds	77,262	(3,164)	24,631	(817)	101,893	(3,981)
Commercial mortgage-backed securities	24,146	(5,015)	8,325	(162)	32,471	(5,177)
Residential mortgage-backed securities	17,263	(2,511)	46,196	(2,733)	63,459	(5,244)
Asset-backed securities	2,898	(573)	—	—	2,898	(573)

Total fixed maturity securities	133,183	(11,341)	86,424	(3,736)	219,607	(15,077)
Preferred stocks	3,702	(1,849)	—	—	3,702	(1,849)

Total	$136,885	$(13,190)	$86,424	$(3,736)	$223,309	$(16,926)

A substantial portion of the unrealized loss relating to the mortgage-backed securities is the result of a lack of liquidity in the market that appears to be temporary. Other than our investments which are OTTI, our investments continue to perform as expected and we believe these investments retain economic value. This view is consistent with our intent and ability to hold until a recovery of fair value to the Company’s original cost basis, which may be at maturity.
Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of September 30, 2008, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the past quarter, the home price index continued to indicate declining prices nationwide and continued price declines are expected, which we have incorporated into our testing. Also, delinquencies and foreclosures have increased, which causes forecasts for losses to also increase. As a result, we determined that certain of our investments were OTTI and recorded an impairment write-down of $5.6 million during the third quarter of 2008. See Note 6 — Investments in our unaudited financial statements for further information about impairment write-downs recorded in 2008.
After recording the charges for the fixed-maturity and equity investments that were OTTI, we have determined that we did not hold any remaining investments that would have been considered OTTI and that the increase in the gross unrealized investment loss was caused by a lack of liquidity in the capital markets. We expect cash flows from operations to be sufficient to meet our liquidity requirements. We intend, and we believe we have the ability, to hold these investments, until a recovery in value to original cost, which may be at maturity for fixed maturity securities.
See Note 6 — Investments in our unaudited financial statements for further information about impairment testing.
Fixed Maturity Investments with Third Party Guarantees
At September 30, 2008, $102.0 million of the Company’s municipal bonds, at fair value, were guaranteed by third parties out of a total of $554.1 million, at fair value, of all fixed-maturity securities held by the Company. The amount of securities that are guaranteed by third parties along with the credit rating with and without the guarantee is as follows:

	September 30, 2008
	With	Without
($ in thousands)	Guarantee	Guarantee

AAA	$32,126	$1,966
AA	42,979	50,503
A	26,677	36,863
BBB	251	1,561
No underlying rating	—	11,140

Total	$102,033	$102,033

The Company does not have any direct exposure to guarantors, and its indirect exposure by guarantor is as follows:

	Guaranteed	Percent
($ in thousands)	Amount	of Total

Financial Security Assurance	$27,996	27%
MBIA Inc.	26,276	26%
FGIC Corp.	20,641	20%
Ambac Financial Corp.	18,116	18%
Others	9,004	9%

Total	$102,033	100%

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market and economic conditions and is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. We have exposure to three principal types of market risk: interest rate risk, credit risk and equity price risk. Our market risk sensitive instruments are acquired for purposes other than trading. We are exposed mainly to changes in interest rates that affect the fair value of our investments in securities.
Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities, although conditions affecting particular asset classes (such as conditions in the housing market that affect residential mortgage-backed securities or conditions affecting the credit worthiness of bond insurers) can also be a significant source of market risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed maturity securities as of September 30, 2008 was $554.1 million.

For fixed maturity securities, short-term liquidity needs and the potential liquidity needs for the business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates.
As of September 30, 2008, we had a total of $36.0 million of outstanding floating rate debt all of which is outstanding subordinated debentures underlying our trust preferred securities issued by our wholly owned statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase.
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
For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of September 30, 2008.
The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of September 30, 2008:

	Estimated Increase	Estimated Percentage
	(Decrease) in Fair Value	Increase (Decrease)
Change in interest rate	($ in thousands)	in Fair Value

300 basis point rise	(64,828)	(12.9)%
200 basis point rise	(44,776)	(8.9)%
100 basis point rise	(23,250)	(4.6)%
No change	0	0.0%
50 basis point decline	12,376	2.5%
100 basis point decline	25,036	5.0%
The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $23.3 million or 4.6% based on a 100 basis point increase in interest rates as of September 30, 2008. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities, which constituted approximately 99% of our total invested assets excluding cash and cash equivalents as of September 30, 2008.
Interest expense would also be affected by a hypothetical change in interest rates. As of September 30, 2008 we had $36 million of floating rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by $360,000, a 200 basis point increase would increase interest expense by $720,000 and a 300 basis point increase would increase interest expense by $1,080,000.
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
Changes in internal control over financial reporting
There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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
The risk factors below supplement the risks disclosed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and under “Item 1A—Risk Factors” in our Quarterly Report on Form 10Q for the three months ended June 30, 2008.
Risk Factors Relating to the Proposed Merger with CastlePoint
The proposed merger with CastlePoint may not be completed.
The proposed merger with CastlePoint is subject to a number of conditions, including:
•	approval by Tower stockholders of an amendment to its amended and restated certificate of incorporation to increase the maximum number of authorized shares of Tower common stock;

•	approval by Tower stockholders of the issuance of additional shares of Tower common stock pursuant to the merger agreement;

•	CastlePoint shareholders’ approval and adoption of the merger agreement and approval of the merger;

•	approvals by regulatory authorities;

•	receipt by CastlePoint, as a result of distributions and/or dividends from certain of its Bermuda subsidiaries, of an amount in immediately available cash of not less than $80,000,000;

•	the absence of laws and regulatory actions by governmental authorities that impose terms, conditions, obligations or restrictions upon Tower, Ocean I Corporation, an indirect wholly-owned subsidiary of Tower, or their respective subsidiaries, that would, individually or in the aggregate, reasonably be expected to have a “material adverse effect” (as defined in the merger agreement) on Tower after the effective time of the merger; and

•	other customary closing conditions.
If Tower stockholders do not approve the charter amendment and the share issuance, or if CastlePoint shareholders do not approve and adopt the merger agreement and approve the merger, or if any required regulatory approval is not obtained, or if any other condition to the closing cannot be satisfied, the parties may not be able to complete the merger, which may have an adverse effect on Tower’s business, financial condition or results of operations and the market price of its common stock. Any delay associated with satisfying any closing condition could also substantially reduce the expected benefits of the merger, which could adversely affect the value of Tower common stock following the merger.
Furthermore, Tower may incur a termination fee of $15,000,000 and be required to reimburse certain of CastlePoint’s reasonable out-of-pocket expenses up to $10,000,000 if the merger agreement is terminated under specified circumstances. Additionally, Tower and CastlePoint have agreed that, under certain circumstances, the terms of certain of the reinsurance agreements and service agreements between CastlePoint, Tower or their respective subsidiaries will be extended for two additional years on the same terms and conditions as currently in effect, subject to fair market pricing adjustments to the reinsurance agreements pursuant to certain procedures. The payment of a termination fee and expenses, and the extension of the reinsurance agreements and service agreements, may negatively affect Tower’s business, financial condition, results of operations and the market price of its common stock.

Combining Tower and CastlePoint may be more difficult than expected.
Tower and CastlePoint agreed to merge their businesses with the expectation that the merger would result in various benefits, including, among other things, increased financial strength and capital flexibility, the redeployment of excess capital to primary insurance, diversification of revenues and distribution channels, improved corporate governance and operational synergies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether Tower and CastlePoint are integrated in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact the combined company’s business, financial condition and operating results, as well as the market price of Tower common stock.
The anticipation of the merger and the integration of Tower and CastlePoint may cause disruptions in Tower’s and CastlePoint’s respective businesses, which could have an adverse effect on their financial condition and operating results, as well as the market price of Tower common stock.
The merger may cause disruptions in Tower’s and CastlePoint’s respective businesses. Specifically:
•	current employees and producers of both Tower and CastlePoint may experience uncertainty about their future roles with the combined company, which might adversely affect the parties’ ability to retain key executives, managers and other employees and producers; and
•	the attention of Tower’s and CastlePoint’s management may be directed toward the completion of the merger or the integration of operations and not the ongoing business of Tower or CastlePoint, as the case may be.
The parties must obtain governmental and other consents to complete the merger. If these consents are delayed, not granted or granted with unacceptable conditions, it may jeopardize or postpone the completion of the merger, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the merger.
The parties must obtain approvals and consents in a timely manner from federal, Bermuda and some state authorities prior to the completion of the merger. If the parties do not receive these approvals, or do not receive them on terms that satisfy the conditions set forth in the merger agreement, then the parties will not be obligated to complete the merger. The governmental agencies from which the parties will seek these approvals have broad discretion in administering the governing regulations. As a condition to approval of the merger, these agencies may impose terms, conditions, obligations or restrictions that could negatively affect the way Tower or CastlePoint conducts business following the merger. These terms, conditions, obligations or restrictions could jeopardize or delay the completion of the merger. If Tower or CastlePoint agrees to any material term, condition, obligation or restriction in order to obtain any approval required to complete the merger, these terms, conditions, obligations or restrictions could adversely affect the ability to integrate CastlePoint’s operations into Tower’s operations or could reduce the anticipated benefits of the merger. This could result in a material adverse effect on the parties’ respective businesses, financial condition and operating results following the merger, as well as the market price of Tower common stock. If any such term, condition, obligation or restriction would, individually or in the aggregate, reasonably be expected to have a “material adverse effect” (as defined in the merger agreement) on Tower after the effective time of the merger, either Tower or CastlePoint may refuse to complete the merger.
The market price of Tower common stock and Tower’s earnings per share may decline as a result of the merger.
The market price of Tower common stock may decline as a result of, among other things, the merger if Tower does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the merger on Tower’s financial results is not consistent with the expectations of financial or industry analysts. In addition, the failure to achieve expected benefits and unanticipated costs relating to the merger could reduce Tower’s future earnings per share.
There may be unexpected delays in the consummation of the merger, which would impact Tower’s ability to timely achieve cost savings associated with the merger.
The merger is expected to close in December 2008. However, certain events may delay the consummation of the merger, including, without limitation, the inability to obtain regulatory approvals of the merger on the proposed terms or the failure of Tower and/or CastlePoint to obtain the stockholder/shareholder approvals required to complete the merger. A delay in the consummation of the merger could impact Tower’s ability to timely realize cost savings associated with the merger.

As a result of the merger, Tower stockholders’ ownership will be diluted and voting power will decline.
As a result of the merger, the voting power of the existing Tower stockholders will substantially decline. Assuming the volume weighted average price per share of Tower common stock on the NASDAQ Global Select Market during a 15 trading day window immediately preceding the fifth trading day prior to the closing date, which we refer to as the average Tower stock price, is equal to or greater than $20.00 and equal to or less than $26.00, Tower stockholders will own approximately 58.1% of Tower after the merger, as opposed to 100% of Tower that they currently own. The dilution of Tower stockholders’ voting rights could be greater if the average Tower stock price is less than $20.00. If the average Tower stock price is less than $20.00 but equal to or greater than $17.50, the number of shares of Tower common stock issued for each CastlePoint common share in the merger will increase so that CastlePoint shareholders will receive merger consideration with a value of $11.23 per CastlePoint common share (including $1.83 of cash consideration). If the average Tower stock price is $17.50 per share, Tower stockholders will own approximately 54.8% of Tower after the merger.
Potential payments made to dissenting CastlePoint shareholders in respect of their shares could exceed the amount of consideration otherwise due to them under the terms of the merger agreement.
CastlePoint is a Bermuda exempted company governed by the Bermuda Companies Act of 1981, which we refer to as the “Companies Act.” Any CastlePoint shareholder who does not vote in favor of the merger agreement and the merger at the CastlePoint special general meeting is entitled to receive the fair value of its CastlePoint common shares and if it is not satisfied that it has been offered fair value, may apply to the Court, within one month after the date of the giving of notice convening the CastlePoint special general meeting, to appraise the fair value of its CastlePoint common shares. In either case, the fair value of the CastlePoint common shares could be higher than and/or may include a greater amount of cash than the merger consideration to which such CastlePoint shareholder would have been entitled under the merger agreement. As a result, Tower may be required to pay more and/or to pay a greater amount in cash to those dissenting shareholders than would have been the case if all CastlePoint common shares were purchased for the merger consideration. Any such additional payment may have a material adverse effect on Tower’s business, financial condition and operating results, as well as the market price of its common stock.
If the total number of CastlePoint common shares for which appraisal rights have been exercised exceeds 15% of the CastlePoint common shares, Tower will have the right to terminate the merger agreement.
CastlePoint shareholders who do not vote in favor of the merger agreement and the merger at the CastlePoint special general meeting and who are not satisfied that they have been offered fair value for their CastlePoint common shares may exercise, within one month after the date of the giving of notice convening the CastlePoint special general meeting, appraisal rights under Bermuda law to have the fair value of their CastlePoint common shares appraised by the Court, subject to compliance with all of the required procedures. Tower may terminate the merger agreement if the total number of CastlePoint common shares for which appraisal rights have been exercised pursuant to Bermuda law exceeds 15% of the CastlePoint common shares outstanding on the business day immediately following the last day on which CastlePoint shareholders may require appraisal of their CastlePoint common shares pursuant to Bermuda law.
The respective financial advisors to the Tower special committee and the CastlePoint special committee reviewed and relied on, among other things, certain projected financial forecasts provided by the managements of Tower and CastlePoint and a failure of the combined company to achieve those results could have a material adverse effect on Tower’s business, financial condition and operating results, as well as the market price of its common stock, following the merger.
In performing their financial analyses and rendering their opinions regarding the fairness from a financial point of view of the consideration in the merger, each of the respective financial advisors to the Tower special committee and the CastlePoint special committee independently reviewed and relied on, among other things, internal pro forma financial analyses and forecasts for Tower and CastlePoint on the date of their respective opinions as separately provided to each financial advisor by Tower or CastlePoint, as the case may be. These pro forma financial analyses and forecasts may not be achieved in full, at all or within projected time frames, and a failure of Tower to realize the results projected in these pro forma financial analyses and forecasts could have a material adverse effect on the business, financial condition and operating results of the combined company, as well as the market price of Tower common stock, following the merger.
Results predicted in financial forecasts and projections considered by Tower and CastlePoint may not be realized, which may adversely affect the market price of Tower common stock following the merger.
None of the projections relating to future financial results of Tower or CastlePoint prepared by management and considered by the Tower special committee and the CastlePoint special committee were prepared with view to public disclosure or compliance with the published guidelines of the SEC or the American Institute of Certified Public Accountants regarding projections and forecasts. These projections are inherently based on various estimates and assumptions that are subject to the judgment of those preparing them. These projections are also subject to significant economic, competitive, industry and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Tower and CastlePoint. Accordingly, there can be no assurance that Tower’s or CastlePoint’s financial condition or results of operations will not be significantly worse than those set forth in such projections. Significantly worse financial results could have a material adverse effect on the market price of the Tower common stock following the merger.
If the merger or the Hermitage acquisition is completed after December 31, 2008, Tower and CastlePoint will be required to expense the full amount of their transaction expenses in 2009.
Statement of Financial Accounting Standards No. 141(R), “Business Combinations,” which we refer to as “SFAS No. 141(R),” provides, among other things, that fees and expenses incurred in connection with business combinations may not be capitalized, but instead must be expensed in the year in which the transaction is completed. SFAS No. 141(R) will become effective for Tower and CastlePoint as of January 1, 2009 and will apply to business combinations that are completed on or after that date. Accordingly, if the merger with CastlePoint or CastlePoint’s acquisition of Hermitage is completed on or after January 1, 2009, Tower and CastlePoint will have to expense the full amount of their respective transaction fees and expenses for the relevant transaction in 2009. Tower estimates that its fees and expenses in connection with the merger will be approximately $12,000,000, and CastlePoint estimates that its fees and expenses in connection with the Hermitage acquisition will be approximately $1,000,000.
Risk Factors Relating to Tower Following the Merger
If CastlePoint’s business does not perform well or Tower does not integrate CastlePoint’s business successfully, Tower may incur significant charges to write down the goodwill and other intangible assets established in the merger.
As a result of the merger, Tower expects to increase its goodwill and other intangible assets by approximately $90 million. Tower will not know the exact amount of the goodwill that will be recorded until after the merger is completed and the purchase accounting adjustments to CastlePoint’s assets and liabilities have been finalized. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets must be tested at least annually for impairment and, if it is determined that the goodwill and other intangible assets have been impaired, the goodwill and the other intangible assets, as the case may be, must be written down by the amount of the impairment, with a corresponding charge to net income. If CastlePoint’s business does not perform well following the merger or if Tower is unable to integrate it successfully into Tower’s operations, Tower may incur significant charges to net income to write down the goodwill and other intangible assets established in the merger, which could have a material adverse effect on its results of operations or financial condition, as well as the market price of its common stock.
If the merger is completed, Tower will be exposed to greater risk of loss and thus may wish to utilize more third party reinsurers, but such reinsurers may not offer reinsurance on terms acceptable to Tower.
Since 2006, CastlePoint has provided Tower with a stable source of reinsurance capacity and has reinsured a large volume of Tower’s insurance risk. If the merger is completed, Tower will again be exposed to risk of loss on all of the business that it has ceded to CastlePoint, other than amounts that CastlePoint has retroceded to other reinsurers, and Tower’s risk of suffering a large loss will be greater. Accordingly, Tower may wish to locate other sources of reinsurance. However, the availability and pricing of reinsurance varies over time, and there is no guarantee that Tower will be able to obtain sufficient amounts of reinsurance protection from creditworthy reinsurers at pricing levels and upon other terms that Tower finds acceptable. The inability to obtain reinsurance upon favorable terms may limit Tower’s ability to write primary insurance business, increase its costs and/or expose it to greater risk of loss on the business that it writes.
It may be difficult for a third party to acquire Tower, even if doing so may be beneficial to Tower stockholders.
Certain provisions of Tower’s amended and restated certificate of incorporation and amended and restated by-laws may discourage, delay or prevent a change in control of Tower that a stockholder may consider favorable. These provisions include, among other things, the following:
•	authorizing the issuance of preferred stock, the terms of which may be determined at the sole discretion of Tower’s board of directors;
•	classifying its board of directors with staggered three-year terms, which may lengthen the time required to gain control of Tower’s board of directors;
•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;

•	limiting who may call special meetings of stockholders;
•	establishing advance notice requirements for nominations of candidates for election to its board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
•	the existence of authorized and unissued Tower common stock which would allow Tower’s board of directors to issue shares to persons friendly to current management.
Furthermore, Tower’s ownership of U.S. insurance company subsidiaries can, under applicable state insurance company laws and regulations, delay or impede a change of control of Tower. Such regulations might limit the possibility of a change of control, leading to depressed market prices for Tower common stock, and may deter a change in control that would be beneficial to Tower stockholders.
There can be no assurance that the merger will not result in a ratings downgrade of Tower or its insurance companies (including the newly-acquired CastlePoint insurance and reinsurance operating companies) by A.M. Best Company, which may result in a material adverse effect on Tower’s business, financial condition and operating results, as well as the market price of its common stock.
Ratings by A.M. Best Company, which we refer to as “A.M. Best,” will represent an important consideration in maintaining customer confidence in Tower and its ability to market insurance products and compete with other insurance companies. A.M. Best regularly analyzes the financial performance and condition of Tower, CastlePoint, Hermitage and their subsidiaries. Following the merger and the Hermitage acquisition, any ratings downgrades, or the potential for ratings downgrades, of the combined company or its subsidiaries could adversely affect the combined company’s ability to market and distribute products and services and successfully compete in the marketplace, which could have a material adverse effect on its business, financial condition and operating results, as well as the market price of Tower common stock.
In connection with the announcement of the merger agreement, A.M. Best placed the financial strength ratings of Tower, CastlePoint and their insurance subsidiaries under review with negative implications, which could result in ratings downgrades of Tower, CastlePoint and their insurance subsidiaries. A.M. Best stated that it expects to affirm the ratings of Tower and its insurance companies if the merger closes, and it expects to affirm the ratings of Tower, CastlePoint and their insurance subsidiaries if the merger does not close and both companies continue with their original business plan. However, there is no assurance that A.M. Best will not downgrade Tower, CastlePoint, Hermitage and their insurance subsidiaries. A downgrade, if it occurs, could have a material adverse effect on the business, financial condition and operating results of the entity being downgraded, as well as on the market price of Tower’s common stock.
Risk Factors Related to the Hermitage Acquisition
The Hermitage acquisition may not be completed.
The Hermitage acquisition is subject to a number of conditions, including:
•	consents, authorizations and approvals by regulatory authorities;
•	the absence of orders and regulatory actions by governmental authorities that impose any condition, restriction, undertaking or limitation which would, individually or in the aggregate, reasonably be expected to have a “material adverse effect” (as defined in the stock purchase agreement related to the Hermitage acquisition) upon Hermitage and its subsidiaries taken as a whole, or a material adverse effect on CastlePoint Re and its affiliates taken as a whole; and
•	other customary closing conditions.
If any required regulatory consent, authorization or approval is not obtained or if any other condition to the closing of the Hermitage acquisition cannot be satisfied, the parties may not be able to complete the Hermitage acquisition, which may have an adverse effect on Tower’s or CastlePoint’s business, financial condition or results of operations and the market price of Tower’s common stock. Any delay associated with satisfying any closing condition could also substantially reduce the expected benefits of the Hermitage acquisition, which could adversely affect the value of shares of Tower common stock.
Integrating Hermitage may be costly and difficult and may cause disruption to its business or the businesses of Tower and CastlePoint.
The Hermitage acquisition is expected to be completed in late December 2008, subject to the satisfaction of certain conditions, which is shortly after the time that Tower and CastlePoint expect to complete the merger. CastlePoint Re agreed to acquire

Hermitage with the expectation that the Hermitage acquisition would result in various benefits, including, among other things, diversification of revenues and distribution channels and operational synergies. Achieving the anticipated benefits of the Hermitage acquisition is subject to a number of uncertainties, including whether Hermitage is integrated in an efficient and effective manner. The successful integration of independent businesses is a complex, costly and time-consuming process. CastlePoint and Tower may not accomplish the integration of Hermitage smoothly or successfully. The diversion of the attention of CastlePoint’s and Tower’s management teams from current operations and the integration of CastlePoint and Tower following the closing of the merger could prevent CastlePoint or the combined company from realizing the full benefits of the Hermitage acquisition, disrupt the integration of CastlePoint and Tower and adversely affect CastlePoint’s and Tower’s businesses. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact Tower’s, CastlePoint’s and the combined company’s businesses, financial condition and operating results, as well as the market price of Tower common stock.
The anticipation of the Hermitage acquisition and the integration of Hermitage with CastlePoint and Tower may cause disruptions in Hermitage’s, Tower’s and CastlePoint’s respective businesses, which could have an adverse effect on their financial condition and operating results, as well as the market price of Tower’s common stock.
The Hermitage acquisition may cause disruptions in Hermitage’s, CastlePoint’s and Tower’s respective businesses. Specifically:
•	current employees and producers of Hermitage, Tower and CastlePoint may experience uncertainty about their future roles with the combined company, which might adversely affect the parties’ ability to retain key executives, managers and other employees and producers; and
•	the attention of Hermitage’s, CastlePoint’s and Tower’s management may be directed toward the completion of the Hermitage acquisition or the integration of operations and not the ongoing business of Hermitage, CastlePoint or Tower, as the case may be.
The parties must obtain governmental and other consents to complete the Hermitage acquisition. If these consents are delayed, not granted or granted with unacceptable conditions, it may jeopardize or postpone the completion of the Hermitage acquisition, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the Hermitage acquisition.
CastlePoint, Tower and Hermitage must obtain approvals and consents in a timely manner from federal and state authorities prior to the completion of the Hermitage acquisition. If these approvals are not obtained, or are not obtained on terms that satisfy the conditions set forth in the stock purchase agreement relating to the Hermitage acquisition, then CastlePoint Re and Hermitage will not be obligated to complete the Hermitage acquisition. The governmental agencies from which CastlePoint, Tower and Hermitage will seek these approvals have broad discretion in administering the governing regulations. As a condition to approval of the Hermitage acquisition, these agencies may impose terms, conditions, obligations or restrictions that could negatively affect the way CastlePoint, Hermitage or Tower conducts business following the Hermitage acquisition. These terms, conditions, obligations or restrictions could jeopardize or delay the completion of the Hermitage acquisition. If CastlePoint, Tower or Hermitage agree to any condition, restriction, undertaking or limitation in order to obtain any approval required to complete the Hermitage acquisition, these conditions, restrictions, undertakings or limitations could adversely affect the ability to integrate Hermitage’s operations into those of CastlePoint, Tower or the combined company could reduce the anticipated benefits of the Hermitage acquisition. This could result in a material adverse effect on the parties’ respective businesses, financial condition and operating results following the Hermitage acquisition as well as the market price of Tower common stock. If any such condition, restriction, undertaking or limitation would, individually or in the aggregate, reasonably be expected to have a “material adverse effect” (as defined in the stock purchase agreement related to the Hermitage acquisition) upon Hermitage and its subsidiaries taken as a whole, or a material adverse effect on CastlePoint Re and its affiliates taken as a whole, CastlePoint Re may refuse to complete the Hermitage acquisition.
If Hermitage’s business does not perform well or CastlePoint and Tower do not integrate Hermitage’s business successfully, CastlePoint or Tower may incur significant charges to write down the goodwill and other intangibles established in the Hermitage acquisition.
As a result of the Hermitage acquisition, CastlePoint expects to increase its goodwill and other intangible assets by approximately $34 million. CastlePoint will not know the exact amount of the goodwill that will be recorded until after the Hermitage acquisition is completed and the purchase accounting adjustments to Hermitage’s assets and liabilities have been finalized. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets must be tested annually for impairment. If it is determined that the goodwill and other intangible assets have been impaired, the goodwill and other intangible assets, as the case may be, must be written down by the amount of the impairment, with a corresponding charge to net income. If Hermitage’s business does not perform well following the Hermitage acquisition or if CastlePoint, Tower or the combined company are unable to integrate it successfully into their operations, CastlePoint or Tower may incur significant charges to net income to write down the goodwill and other intangible assets established in the Hermitage acquisition, which could have a material adverse effect on its results of operations or financial condition, as well as the market price of Tower’s common stock.
Hermitage has been a private company and has not put in place the internal controls over financial reporting meeting the standard that is required of a publicly traded company.
As a privately owned company, Hermitage has not had to put in place the internal controls over financial reporting meeting the standard that is required of publicly traded companies in the United States. Significant effort and expense may be required to put in place a system of internal controls over financial reporting that will satisfy the requirements of the Sarbanes-Oxley Act of 2002. Until such a system is put in place, there is a risk that errors and misstatements may occur that affect the reliability and accuracy of Hermitage’s, and therefore, CastlePoint’s and Tower’s, financial statements. Hermitage’s internal audit and reporting systems might not be effective in the future, which could increase the risk that it, CastlePoint or Tower would become subject to regulatory action or litigation or other developments that could adversely affect CastlePoint or Tower. Hermitage’s ability to comply with applicable laws, rules and regulations is largely dependent on its establishment and maintenance of internal audit and reporting systems, as well as on its ability to attract and retain qualified management, and accounting and actuarial personnel to further develop its internal accounting function and control policies. If CastlePoint and Tower fail to effectively establish and maintain such reporting and accounting systems at Hermitage or fail to attract and retain personnel who are capable of designing and operating such systems, these failures will increase the likelihood that Hermitage, CastlePoint or Tower will become subject to legal and regulatory infractions, including civil litigation and investigations by regulatory agencies including the SEC.
Hermitage’s business is subject to many of the same risks as Tower’s and CastlePoint’s businesses.
Hermitage’s business is subject to many of the same risks as Tower and CastlePoint’s businesses, including:
•	Hermitage’s actual losses and loss adjustment expenses may exceed its reserves;
•	much of Hermitage’s business is conducted in concentrated geographic areas, which could expose it to catastrophes or other exposures affecting losses or business conditions in those areas;
•	Hermitage’s reinsurers may not pay losses in a timely fashion, or at all;
•	a decline in the ratings assigned by A. M. Best or other rating agencies to Hermitage’s insurance subsidiaries could affect its standing among brokers, agents and insureds and cause its sales and earnings to decrease;
•	loss limitation methods employed by Hermitage may not be as effective as planned;
•	Hermitage faces exposure to terrorism;
•	the effects of emerging claims and coverage issues on Hermitage’s business are uncertain;
•	Hermitage may lose the business provided by one or more of its core of selected producers;
•	Hermitage is exposed to the credit risk of its producers;
•	Hermitage could be adversely affected by the loss of one or more principal employees or the inability to attract and retain staff;
•	Hermitage’s investment portfolio could be adversely affected by interest rate changes, market volatility and other factors that affect the value of securities;
•	the regulatory system in which Hermitage operates, and changes thereto, could have a material adverse effect on its business;
•	Hermitage’s competitive position may be adversely affected by new, proposed or potential legislative or industry developments or other developments that affect the markets it serves;
•	Hermitage’s results of operations and financial condition would be adversely affected if assessments that Hermitage is required to pay increase dramatically;
•	CastlePoint’s ability to receive dividends from Hermitage’s insurance subsidiaries is limited by Hermitage’s holding company structure and regulatory constraints;
•	Hermitage relies on information technology and telecommunications services to conducts its businesses, and is vulnerable to disruptions or failure of its equipment, software or telecommunications services;

•	the threat of terrorism and military and other actions may adversely affect Hermitage’s investment portfolio and may result in decreases in its net income, revenue and assets under management; and
•	Hermitage’s results of operations and revenues may fluctuate as a result of many factors, including cyclical changes in the insurance industry.
Risk Factors Relating to Disruptions in the Financial Markets and a Possible Recession
Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.
The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.
We need liquidity to pay claims, reinsurance premiums, operating expenses, interest on our debt and dividends on our capital stock. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are insurance premiums, reinsurance recoveries, ceding commissions, fee revenues, cash flow from our investment portfolio and other assets, consisting mainly of cash or assets that are readily convertible into cash. Other sources of liquidity in normal markets also include a variety of instruments, including medium- and long-term debt, junior subordinated debt securities and stockholders’ equity.
In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreased due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to satisfy statutory capital requirements, generate fee income and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.
Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.
Our results of operations are materially affected by conditions in the capital markets and the economy generally. The stress experienced by capital markets that began in the second half of 2007 continued and substantially increased during the third quarter and into the fourth quarter of 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit markets, and a wide range of financial institutions, markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. Equity markets have also been experiencing heightened volatility and turmoil, with issuers that have exposure to the credit markets particularly affected. These events and the continuing market upheavals may have an adverse effect on us. Our revenues may decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged market events we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our insurance products could be adversely affected. In addition, we may experience an elevated incidence of claims. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current mortgage crisis has also raised the possibility of future legislative and regulatory actions that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.
There can be no assurance that actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.
In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. The federal government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.
The impairment of other financial institutions could adversely affect us.
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, reinsurers and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. We also have exposure to various financial institutions in the form of unsecured debt instruments and equity investments and unsecured debt instruments issued by various state and local municipal authorities. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely affect our business and results of operations.
We are exposed to significant financial and capital markets risk which may adversely affect our results of operations, financial condition and liquidity, and our net investment income can vary from period to period.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate values, market volatility, the performance of the economy in general, the performance of the specific obligors included in our portfolio and other factors outside our control. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of our investment portfolio. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of our investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of our investment portfolio, offset by lower rates of return on funds reinvested.
Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the investment portfolio and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial condition. Recent credit spreads on both corporate and structured securities have widened, resulting in continuing depressed pricing. Continuing challenges include continued weakness in the real estate market and increased mortgage delinquencies, investor anxiety over the economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles, deleveraging of financial institutions and hedge funds and a serious dislocation in the inter-bank market. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity and declines in equity prices, individually or in tandem, could have a material adverse effect on our results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions.

Our valuation of fixed maturity and equity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.
We have categorized our fixed maturity and equity securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based of the lowest level of significant input to its valuation. SFAS 157 defines the input levels as follows:
Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities traded in active markets. Included are those investments traded on an active exchange, such as the NASDAQ Global Select Market.
Level 2 - Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs. Included are investments in U.S. Treasury securities and obligations of U.S. government agencies, together with municipal bonds, corporate debt securities, commercial mortgage and asset-backed securities and certain residential mortgage-backed securities that are generally investment grade.
Level 3 - Inputs to the valuation methodology are unobservable for the asset or liability and are significant to the fair value measurement. Material assumptions and factors considered in pricing investment securities may include projected cash flows, collateral performance including delinquencies, defaults and recoveries, and any market clearing activity or liquidity circumstances in the security or similar securities that may have occurred since the prior pricing period. Included in this valuation methodology are investments in certain mortgage-backed and asset-backed securities.
At September 30, 2008, approximately 0.3%, 96.7%, and 3.0% of these securities represented Level 1, Level 2 and Level 3, respectively. The availability of observable inputs varies and is affected by a wide variety of factors. When the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. The degree of judgment exercised by management in determining fair value is greatest for investments categorized as Level 3. For investments in this category, we consider prices and inputs that are current as of the measurement date.
During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example, non agency residential mortgage backed securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.
Some of our investments are relatively illiquid and are in asset classes that have been experiencing significant market valuation fluctuations.
We hold certain investments that may lack liquidity, such non agency residential mortgage backed securities, sub prime mortgage backed securities and commercial mortgage backed securities rated below AA. These asset classes represented 3.4% of the carrying value of our total cash and invested assets as of September 30, 2008. Even some of our very high quality assets have been more illiquid as a result of the recent challenging market conditions.
The reported value of our relatively illiquid types of investments, our investments in the asset classes described in the paragraph above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices.
The determination of the amount of allowances and impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position.

The determination of the amount of allowances and impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.
For example, the cost of our fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value.
Our management regularly reviews our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, management considers, among other criteria: (i) the current fair value compared to amortized cost or cost, as appropriate; (ii) the length of time the security’s fair value has been below amortized cost or cost; (iii) specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments; (iv) management’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in value to cost; (v) specific cash flow estimations for certain mortgage-backed securities and (vi) current economic conditions.
Gross unrealized losses may be realized or result in future impairments.
Our gross unrealized losses on fixed maturity securities at September 30, 2008 were $58.0 million pre-tax and the amount of gross unrealized losses on securities that have been in an unrealized loss position for twelve months or more is approximately $28.8 million pre-tax. Realized losses or impairments may have a material adverse impact on our results of operation and financial position.
An economic slowdown or recession could adversely affect our business.
An economic slowdown or recession could lead businesses and individuals to reduce their expenditures for insurance products. In addition, as the rate of failure of businesses increases, our business could be adversely affected by the loss of customers and shrinkage of our target markets. A large portion of revenues are derived from insurance policies issued to small and medium-sized businesses. Because of their size, small and medium-sized businesses tend to be more vulnerable to changes in economic conditions. The recent dislocations in the financial markets also could have a disproportionate impact on the economy of the New York City region. Although we have diversified our business geographically in recent years, we still derive a significant portion of our revenues from insurance provided to businesses and individuals in New York City and the surrounding area. Accordingly, we may be disproportionately exposed to the adverse effects of an economic slowdown or recession compared to other insurance companies.
If our business does not perform well, we may be required to recognize an impairment of our goodwill, intangible or other long-lived assets or to establish a valuation allowance against the deferred income tax asset, which could adversely affect our results of operations or financial condition.
Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the subsidiaries or businesses to which the goodwill relates. The estimated fair value of the acquired net assets is impacted by the ongoing performance of the related business. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to income. Such write downs could have a material adverse effect on our results of operations or financial position.
Intangible assets represent the amount of fair value assigned to certain assets when we acquire a subsidiary or a book of business. Intangible assets are classified as having either a finite or an indefinite life. We test the recoverability of indefinite life intangibles at least annually. We test the recoverability of finite life intangibles whenever events or changes in circumstances indicate that the carrying value of a finite life intangible may not be recoverable. An impairment is recognized if the carrying value of an intangible asset is not recoverable and exceeds its fair value in which circumstances we must write down the intangible asset by the amount of the impairment, with a corresponding charge to income. Such write downs could have a material adverse effect on our results of operations or financial position.
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate taxable capital gains. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months September 30, 2008, the Company purchased 1,071 of its common shares from employees in connection with the vesting of restricted stock issued in connection with its 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.
The following table summarizes the Company’s stock repurchases for the three-month period ended September 30, 2008 and represents employees’ withholding tax obligations on the vesting of restricted stock.

Maximum Number (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value) of Shares that
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs

July 1 - 31, 2008	—	$—	—	$—
August 1 - 31, 2008	—		—	—
September 1 - 30, 2008	1,071	25.19	—	—

Total	1,071	$25.19	—	$—

Item 6. Exhibits
31.1	Chief Executive Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

32	Chief Executive Officer and Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tower Group, Inc.

Registrant

Date: November 10, 2008	/s/ Michael H. Lee

Michael H. Lee
Chairman of the Board,
President and Chief Executive Officer

Date :November 10, 2008	/s/ Francis M. Colalucci

Francis M. Colalucci
Senior Vice President,
Chief Financial Officer and Treasurer