Form 10-K
period 2008-12-31
Tower Group, Inc.
filed 2009-03-16
CIK 1289592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from to

Commission File Number: 000-50990
Tower Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3894120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
120 Broadway, 31st Floor New York, New York (Address of principal executive offices)	10271 (Zip Code)

(212) 655-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0l par value per share	NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2008 (based on the closing price on the NASDAQ Global Select Market on such date) was approximately $646,552,454.

As of March 4, 2009, the registrant had 40,146,994 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the registrant’s 2009 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”).

i

PART I

Item 1.	Business

Overview

As used in this Form 10-K, references to the “Company”, “we”, “us”, or “our” refer to Tower Group, Inc. (“Tower”) and its subsidiaries, Tower Insurance Company of New York (“TICNY”), Tower National Insurance Company (“TNIC”), Tower Risk Management Corp. (“TRM”), Preserver Insurance Company (“PIC”), Mountain Valley Indemnity Company (“MVIC”) and North East Insurance Company (“NEIC”), unless the context suggests otherwise. The term “Insurance Subsidiaries” refers to TICNY, TNIC, PIC, MVIC and NEIC.

References to “CastlePoint” refer to CastlePoint Holdings, Ltd. and its subsidiaries, which include CastlePoint Management Corp., CastlePoint Bermuda Holdings, Ltd., CastlePoint Reinsurance Company, Ltd. (“CastlePoint Re”) and CastlePoint Insurance Company, unless the context suggests otherwise. On February 5, 2009, Tower completed the acquisition of CastlePoint.

Through our subsidiaries, we offer a broad range of specialized property and casualty insurance products and services to small to mid-sized businesses and to individuals primarily in the Northeast, Florida, Texas and California. We provide coverage for many different market segments, including nonstandard risks that do not fit the underwriting criteria of standard risk carriers due to factors such as type of business, location and premium per policy. We provide, on both an admitted and excess and surplus lines basis, commercial lines products comprised of commercial package, general liability, workers’ compensation, commercial auto and commercial umbrella policies to businesses such as residential and commercial buildings, retail and wholesale stores, food service and restaurants, artisan contractors and garage automotive services. We also provide personal lines products that insure modestly valued homes and dwellings as well as personal automobiles. These products are distributed through approximately 940 active retail agents that are serviced through 7 branch offices. We also distribute our products through approximately 110 wholesale agents. All of our insurance subsidiaries are currently rated A- (Excellent) by A.M. Best Company, Inc. (“A.M. Best Company”). Effective January 1, 2008 our Insurance Subsidiaries entered into a pooling agreement to apportion premiums, losses and expenses among those companies on a pro rata basis. In 2006, we began an effort to expand our writings outside of New York as well as position our products in various market segments. We have expanded the licensing of both TNIC and TICNY, which are currently licensed as admitted carriers in 36 and 48 states, respectively, and the District of Columbia. In addition, in 2007 TICNY expanded into Florida and Texas on a non-admitted basis in order to broaden our market facilities to support wholesale distribution.

In 2006, we sponsored the formation of CastlePoint Holdings, Ltd., a Bermuda holding company organized to provide property and casualty insurance and reinsurance business solutions, products and services primarily to small insurance companies and program underwriting agents in the United States. We sponsored and entered into a long-term strategic relationship with CastlePoint to secure a stable source of traditional quota share reinsurance and insurance risk-sharing capability to support our anticipated future growth. Our relationship with CastlePoint has generated commission and fee income, which is an important component of our hybrid business model, and our participation in program and insurance risk sharing business managed by CastlePoint has added diversity to our book of business. See “Business—Strategic Relationship and Agreements with CastlePoint.”

On February 5, 2009, we announced that we had completed the acquisition of CastlePoint in a transaction valued at approximately $528 million. This acquisition provides significant financial and operational benefits. From a financial standpoint, we were able to increase our year end pro forma stockholders’ equity by 141% to approximately $744 million from our reported stockholders’ equity of $309 million at year end 2007. CastlePoint provides us with additional capital to support organic growth as well as external growth from acquisitions. From an operational standpoint, the CastlePoint acquisition provides us with access to program underwriting agents focused on specialty classes of business and to small insurance companies that need reinsurance solutions. While Tower has not written certain specialty classes of business in the past, CastlePoint is positioned to focus on specialty classes of business following its established underwriting process for all programs, treaties and risk-sharing arrangements.

On February 27, 2009, Tower Group, Inc. completed the acquisition of HIG, Inc. (“Hermitage”), a specialty property and casualty insurance holding company, from a subsidiary of Brookfield Asset Management Inc. for $130 million. Hermitage offers both admitted and excess and surplus lines (“E&S”) products and wrote more than $100 million of premiums in 2008. This transaction further expands our wholesale distribution system nationally and establishes a network of retail agents in the Southeast.

Competitive Strengths and Strategies

We believe our diversified business platform, market segmentation and underwriting expertise, hybrid business model and low cost infrastructure are competitive strengths, as described below. We plan to utilize these competitive strengths to continue our profitable growth through the following strategies:

•	Diversified Business Platform. We have established a diversified business platform comprised of a broad range of products, in various industry segments and different regions throughout the country utilizing multiple distribution channels. We offer personal lines products to individuals and commercial lines products to businesses in various industries. We have historically underwritten personal lines products such as homeowners policies and commercial lines products offering property, general liability, workers compensation and commercial auto coverages to businesses in the retail, wholesale and real estate industries. During the last several years, we have gradually expanded outside New York State to neighboring states throughout the Northeast and then to Florida, Texas and California. The CastlePoint acquisition expands our offering into specialty classes of business written by program underwriting agents throughout the country that Tower has not historically written. The CastlePoint acquisition will also allow us to offer reinsurance products to small insurance companies. Finally, CastlePoint provides us with access to capital which allows us to acquire small insurance companies and program underwriting agencies. The Hermitage acquisition will enable us to expand our wholesale distribution system throughout the country as well as establishing our retail distribution system in the Southeast.

•    Market Segmentation Expertise.  We seek to attract customers in different market segments by customizing products and services to match the unique characteristics of our customers in various market segments. In order to accomplish this objective, we position our products in the preferred, standard and non-standard market segments in the admitted market and excess and surplus segments in the non-admitted market. Insurance companies writing on an admitted basis are licensed by the states in which they sell policies and are required to offer policies using premium rates and forms that are filed with state insurance regulators. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them the flexibility to change the coverage offered and the rate charged without the time constraints and financial costs associated with the filing process. We generally deliver preferred and standard products through our retail agents and non-standard and excess and surplus products through our wholesale agents. As a result of the completion of our acquisition of HIG, we have expanded our E&S operations to 29 states and the District of Columbia, in addition to offering products through TICNY, which is qualified as a non-admitted company to write E&S business in Florida and Texas. The Hermitage acquisition will provide us with the ability to quickly expand and distribute our products through the wholesale distribution system in the excess and surplus market. The CastlePoint acquisition will enable us to distribute CastlePoint’s specialty business on an admitted and non-admitted basis.

•    Underwriting Expertise.  We have a strong track record of generating favorable underwriting results as demonstrated by our weighted average gross loss ratio of 52.5% during the period from 2004 to 2008. We have been able to achieve these underwriting results using our diversified business platform and market segmentation expertise to allocate our capital to the most profitable market segments in response to changing market conditions. In addition, we have historically focused on customers that present low to moderate hazard risks and utilized our in-house claims and legal defense capabilities to adjust and defend claims effectively. With respect to the program and reinsurance business that we acquired from CastlePoint, we will follow CastlePoint’s underwriting process and focus on underwriting business with a demonstrated track record of underwriting profitability supported by thorough due diligence, on-going audit and actuarial review. After the Hermitage acquisition, we plan to utilize the same underwriting process that we apply to Tower’s existing business since Hermitage underwrites similar business as Tower through retail and wholesale agents.

•	Hybrid Business Model. We utilize a business model under which we (i) retain premiums to generate investment and underwriting income through the use of our own capital and (ii) transfer premiums to reinsurers and produce business for other insurance companies to generate commission and fee income. Our business model allows us to create and support a much larger premium base and a more highly developed infrastructure than otherwise would have been possible with our capital base. In doing so, we have been able to achieve a return on average equity that we believe is higher than many other insurance companies with a traditional business model. From 2004 to 2008, our average annual return on average equity was 19.6%. The acquisition of CastlePoint will eliminate on a consolidated basis the commission and fee income that we previously earned from CastlePoint by transferring premiums to CastlePoint. As we increase our premium volume and place additional business with reinsurers and insurance companies other than CastlePoint, we will generate commission and fee income from those companies.

•	Low Cost Infrastructure. We have been able to gradually lower our expense ratio by realizing economies of scale resulting from our growth in total premiums produced and managed, and by improving our business processes and integrating technology to become more efficient. The commission and fee income that we generate from transferring premiums to reinsurers and other insurance companies also reduces our net expense ratio. Our net expense ratio, which is calculated after offsetting our reinsurance commission, was 30.7% and 28.5% in 2008 and 2007, respectively. The increase in the net expense ratio resulted from an increase in the gross expense ratio from 29.2% to 30.4% due to our participation in business underwritten by CastlePoint that has a higher commission rate than the other business that we underwrite through retail and wholesale agents.

Strategic Relationship and Agreements with CastlePoint: February 2006 - February 2009

We organized and sponsored CastlePoint with an initial investment of $15.0 million on February 6, 2006. After CastlePoint raised $249.9 million in a private placement stock offering in 2006 and $114.8 million in a public stock offering in 2007, the Company’s investment ownership in CastlePoint as of December 31, 2008 was approximately 6.7%. This percentage did not include a warrant from CastlePoint to purchase an additional 1,127,000 shares of common stock which we received on April 6, 2006.

In addition to his positions at the Company, Michael H. Lee also served as Chairman and Chief Executive Officer of CastlePoint Holdings, Ltd. until the completion of the acquisition by Tower of CastlePoint on February 5, 2009.

CastlePoint was a Bermuda holding company organized to provide property and casualty insurance and reinsurance business solutions, products and services primarily to small insurance companies and program underwriting agents in the United States. Program underwriting agents are insurance intermediaries that aggregate insurance business from retail and wholesale agents and manage business on behalf of insurance companies. Their functions may include some or all of risk selection, underwriting, premium collection, policy form and design, and client service.

CastlePoint operates through a number of subsidiaries, including CastlePoint Reinsurance Company, Ltd., a Bermuda reinsurance company (“CastlePoint Reinsurance”); CastlePoint Insurance Company, a New York domiciled insurance company (“CPIC”); and CastlePoint Management Corp. (“CPM”), which provides insurance services. CastlePoint Florida Insurance Company became licensed to sell Workers’ Compensation and Commercial Auto Liability lines only in Florida in February 2009.

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

In April 2006, we entered into a master agreement with CastlePoint (the “Master Agreement”). The Master Agreement provides that, subject to the receipt of any required regulatory approvals, CastlePoint would manage the traditional program business and the specialty program business, and we would manage the brokerage business. The program managers are required to place property and casualty excess of loss reinsurance and property catastrophe excess of loss reinsurance from third party reinsurers to protect the net exposure of the participants. In purchasing the property catastrophe excess of loss reinsurance, the manager may retain risk equating to no more than 10% of the combined surplus of Tower and CastlePoint Insurance Company (referred to as the pooled catastrophe retention).

The parties to the Master Agreement agreed to exercise good faith, and to cause their respective subsidiaries to exercise good faith, to carry out the intent of the parties in the event the specific agreements contemplated by the Master Agreement must be revised to comply with regulatory requirements. For example, if the ceding commissions under the quota share reinsurance agreements must be adjusted to comply with regulatory requirements, each party will use its best good faith efforts to structure the transaction so that the ceding company cedes premiums at a combined ratio equal to 95% for the brokerage business and 93% for each of the traditional program business and the specialty program business. In addition, to the extent the transfers of any policies require regulatory review or approval, the Master Agreement requires the parties to cooperate fully and in good faith to take various actions with respect to the policies to be transferred by us to CastlePoint, including giving required notices and providing appropriate services relating to the policies, so as to implement such transfers in a timely and efficient manner.

Pursuant to the Master Agreement, we entered into the following agreements and arrangements with subsidiaries of CastlePoint:

•	brokerage business quota share reinsurance agreement between our Insurance Subsidiaries and CastlePoint’s subsidiaries, CastlePoint Reinsurance and CPIC, covering brokerage business historically written by us;

•	traditional program business quota share reinsurance agreement between CastlePoint Reinsurance and our Insurance Subsidiaries, TICNY and TNIC, covering program business historically written by us;

•	specialty program business and insurance risk-sharing business quota share reinsurance agreement between CastlePoint Reinsurance and our Insurance Subsidiaries, TICNY and TNIC, covering business not historically written by us;

•	aggregate excess of loss reinsurance agreements between our Insurance Subsidiaries and CPIC;

•	service and expense sharing agreements between TICNY and CPM;

•	a program management agreement between CPM and TICNY;

•	a service agreement between TRM and CPM; and

•	a management agreement between TRM and CPIC.

The reinsurance agreements are described in more detail under “Business—Reinsurance—CastlePoint Reinsurance.” We had intended to enter into pooling arrangements with CPIC during 2007, but in lieu of such arrangements, we have entered into the management agreement between TRM and CPIC described below.

Under the service and expense sharing agreements, CPM was entitled to purchase from us, and we were entitled to purchase from CPM, certain insurance company services, such as claims adjustment, policy administration, technology solutions, underwriting, and risk management services, at cost, and CPM could market these services to program underwriting agents on an unbundled basis. The reimbursement for these charges has been recorded as “Other administration revenues” in our insurance services segment. CPM shares with us 50% of the profits and losses generated from marketed services. We charged CPM $3.6 million and $1.4 million for such services in 2008 and 2007, respectively.

Under the program management agreement, CPM was appointed by TICNY to perform certain underwriting and claims services, effective January 1, 2007, with respect to the traditional and specialty program business and insurance risk-sharing business, such as soliciting, underwriting, quoting, binding, issuing and servicing of insurance policies. In circumstances where CPM cannot fully perform these functions on its own, CPM can delegate authority to the program underwriting agents or purchase services from us under the service and expense sharing agreement. The Company reimburses CPM for expenses it incurs under this agreement.

Under the service agreement effective May 1, 2007 between TRM and CPM, TRM and CPM each agreed to provide services such as claim adjustment, policy administration, technology solutions, underwriting and risk management services to the other party at prevailing market rates. TRM received $0.2 million and $0.2 million in fees under this agreement in 2008 and 2007, respectively.

TRM entered into a management agreement with CPIC effective July 1, 2007 to produce and manage brokerage business on behalf of CPIC. Under this agreement, TRM receives a provisional management fee equal to 34.0% of the subject premium of the business produced by TRM. The amount of the fee is adjusted between 31.0% and 36.0% based on the loss ratio of the business produced. During 2008 and 2007, TRM produced $171.7 million and $83.7 million of premium and earned $55.4 million and $26.8 million in management fees from CPIC, respectively.

Acquisitions

CastlePoint

On February 5, 2009, Tower and Ocean I Corporation, a wholly-owned indirect subsidiary of Tower, completed the acquisition of CastlePoint pursuant to the terms and conditions of the Agreement and Plan of Merger dated as of August 4, 2008 by and among Tower, Ocean I Corporation and CastlePoint (the “Agreement”).

Under the terms of the Agreement, CastlePoint shareholders (including CastlePoint shareholders that did not vote in favor of the merger, but excluding Tower or any wholly-owned subsidiary of Tower, holders of restricted shares and holders of any common shares as to which appraisal rights have been exercised pursuant to Bermuda law) received .47 shares of the common stock of Tower (which was based on the volume weighted average price per share of Tower common stock on the NASDAQ Global Select Market during a 15 trading day window immediately preceding the fifth trading day prior to the closing date) and cash consideration of

$1.83 for each issued and outstanding common share in the share capital of CastlePoint. In connection with the closing of the transaction, Tower issued an aggregate of 16,802,845 shares of its common stock and cash consideration of $65.4 million to the CastlePoint shareholders.

Effective January 1, 2008 our Insurance Subsidiaries entered into a pooling agreement to apportion premiums, losses and expenses among those companies on a pro rata basis. Effective February 5, 2009, CPIC was included as a participating company with the Insurance Subsidiaries under the pooling agreement.

Hermitage

On February 27, 2009, Tower Group, Inc. completed the acquisition of HIG, Inc. (“Hermitage”), a specialty property and casualty insurance holding company, from a subsidiary of Brookfield Asset Management Inc. for $130 million. This transaction was previously announced on August 27, 2008. The acquisition of Hermitage further expands our existing network of wholesale agents nationally and establishes a network of retail agents in the Southeast region. Through its insurance subsidiaries, Hermitage Insurance Company and Kodiak Insurance Company, Hermitage offers products both on an admitted and a non-admitted basis to commercial customers throughout the United States. We intend to pool the business underwritten by Hermitage and Kodiak with the business written through Tower’s insurance company subsidiaries as of April 1, 2009.

Preserver

On April 10, 2007, we completed the acquisition of 100% of the issued and outstanding common stock of Preserver pursuant to the stock purchase agreement (“the Agreement”), dated as of November 13, 2006, by and among the Company, Preserver and the sellers named therein. Under the terms of the Agreement, we acquired Preserver for approximately $64.7 million. Subsequent to the acquisition, we contributed an additional $10.0 million to Preserver. Preserver was a privately-held holding company for a regional insurance company group specializing in small commercial and personal lines insurance in the Northeast. Preserver offered similar products and had a similar risk appetite to ours. The acquisition gave us access to 250 new retail agencies and accelerated our Northeast expansion plans by adding premium volume in New Jersey, Maine, New York, New Hampshire, Massachusetts, Vermont, Rhode Island and Pennsylvania.

Business Segments

The Company changed its presentation of its business results in the first quarter of 2008 by combining its previously reported insurance segment with its reinsurance segment based on the way management organizes the segments for making operating decisions and assessing profitability. This results in the reporting of two operating segments. The prior period segment disclosures have been restated to conform to the current presentation.

The Insurance Segment offers a broad range of property and casualty insurance products and services to small to mid-sized businesses and to individuals primarily in the Northeast states; and

The Insurance Services Segment provides insurance brokering, claim administration, reinsurance intermediary services and other administrative services.

Beginning on January 1, 2009, the Company will present its business results with the following segments: brokerage insurance, specialty insurance, reinsurance and insurance services. These four segments represent the manner in which management organizes the business in order to make operating decisions and assess profitability following the CastlePoint acquisition, which closed on February 5, 2009.

Insurance Segment Products

The Company offers a broad array of commercial and personal lines products. Our insurance segment products target low severity, low frequency risks. Our overall average annual premiums per policy were

	Year ended December 31,
	2008	2007	2006

Commercial lines	$5,060	$5,020	$5,130
Personal lines	1,030	1,100	1,160

Typically, the liability coverage on these classes of business is not exposed to long-tailed (i.e., many years may pass before claims are reported or settled), complex or contingent risks, such as products liability, asbestos or environmental claims. The risks we insure are located in both urban and suburban areas of the Northeastern United States. We emphasize lines of business and levels of risk and premium size that have historically been underemphasized by other regional and national insurance companies. Through our expanded licensing and our acquisition of Preserver, we have expanded our marketing territory to other areas outside of New York State, including New Jersey, Massachusetts, Maine, New Hampshire, Pennsylvania, Vermont and Rhode Island. We have also begun to write policies outside the Northeast United States through certain select wholesale arrangements in California, Texas and Florida. However, we are maintaining a targeted approach to underwriting; focusing on markets that we believe will permit us to achieve adequate premium rates.

The following table shows our gross premiums earned and loss ratios for the insurance segment’s lines of business for the years ended December 31, 2008, 2007 and 2006:

	For the year ended December 31,

	2008		2007(1)		2006(1)

	Gross	Gross	Gross	Gross	Gross
	Premium	Loss	Premium	Loss	Premium	Gross
($ in thousands)	Earned	Ratio	Earned	Ratio	Earned	Loss Ratio
Commercial multiple-peril	$242,196	51.5%	$221,115	51.8%	$159,397	58.4%
Other liability	63,222	42.6%	72,851	64.2%	58,927	75.2%
Workers’ Compensation	88,379	47.6%	54,069	34.1%	33,622	39.4%
Commercial auto	77,839	61.1%	54,257	54.6%	28,540	51.9%
Homeowners	83,162	35.5%	92,686	39.9%	70,419	42.6%
Fire and allied lines	16,913	57.7%	19,073	53.5%	12,520	36.7%
Personal Auto(2)	6,634	116.0%	7,882	101.9%	—	—

All Lines	$578,345	49.9%	$521,934	50.7%	$363,425	55.0%

(1)	2007 and 2006 have been restated as a result of combining our Insurance and Reinsurance Segments, beginning on January 1, 2008.

(2)	The 2008 private passenger automobile loss ratio was affected by 32 loss ratio points due to the run-off of the Motor Club of America (MCA) business. MCA was placed into run-off by Preserver in 2004.

The following table shows our policies in force at December 31, 2008, 2007 and 2006:

	December 31,

	2008	2007	2006
Commercial package policies	31,100	29,500	23,600
Landlord policies	10,200	11,700	11,800
Business owners policies	12,400	11,200	4,700

Total commercial multiple-peril	53,700	52,400	40,100

Monoline commercial general liability policies	11,600	7,300	3,300
Monoline personal liability policies	1,000	1,100	1,300

Total other liability	12,600	8,400	4,600

Workers’ compensation	13,100	10,800	12,100
Commercial automobile	7,700	7,600	3,300
Personal automobile	16,100	13,500	—
Homeowners	74,700	70,600	65,000
Fire and allied Lines	16,300	17,000	19,300

All lines	194,200	180,300	144,400

Commercial Multiple-Peril

Our commercial multiple-peril products include commercial package policies, businessowners policies and landlord package policies. Our commercial package policies provide property and casualty coverage and focus on classes of business such as retail and wholesale stores, restaurants, residential and commercial buildings, and garage and automotive services. We have written commercial package policies since TICNY commenced operations in 1990. Our businessowners policies provide property and liability coverage to small businesses. We introduced this product in 1997 to provide broader built-in coverage for businesses in the standard and preferred pricing tiers. Our landlord package policy provides property and casualty coverage for three-and-four-family dwellings. We market this product for both owner occupied and non-owner occupied risks Further, we acquired Preserver in 2007 which allowed us to further expand our package products and we now offer a Businessowners Policy, which primarily has focused on artisan contractors and garage and automotive service businesses.

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

Workers’ Compensation

We introduced our workers’ compensation product in 1995. Our underwriting focus is on businesses such as restaurants, retail stores, offices and service risks that generally have a lower potential for severe injuries to workers from exposure to dangerous machines, elevated worksites and occupational diseases. For workers’ compensation policies, we use various pricing tiers in order to attract different segments of the market. Depending on the state, we use administered rates or develop proprietary loss cost multipliers as prescribed by individual state Rating and Inspection Bureaus or by the National Council on Compensation Insurance, Inc. (“NCCI”) in developing our pricing. In addition, where permissible by the state we also offer premium credits based on scheduled criteria.

Commercial Automobile

We commenced writing commercial automobile business in 1998. Our commercial automobile product focuses on non-fleet and fleet business such as contractor and wholesale food delivery vehicles. We underwrite primarily medium and lightweight trucks (fewer than 30,000 lbs. gross vehicular weight). Historically unprofitable accounts for this segment of the insurance industry such as livery and long-haul trucking operations are generally avoided and excluded under our underwriting guidelines.

Personal Automobile

Our personal automobile product primarily focuses on the state of Maine, which was part of the Preserver acquisition. This is a small segment of our business and focuses primarily on non-standard personal automobile.

Homeowners

Our homeowners policy is a multiple-peril policy providing property and liability coverage for one and two-family owner-occupied residences. In expanding our marketing territories we now offer homeowners throughout the Northeast and California. We market both a standard and a preferred homeowners product.

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

Insurance Services Segment Products and Services

In our insurance services segment, we reflect administration service revenue received from CastlePoint for services provided by TICNY in addition to fees generated from services provided by TRM. TRM, as a managing general agency, generates commission income by producing premiums on behalf of its issuing companies, primarily CPIC in 2008, and generates fees by providing claims administration and reinsurance intermediary services. TRM does not assume any risk on business it produces. In 2008, TRM produced approximately $3.7 million of business through State National Insurance Company, Inc. (“State National”) of which TICNY directly reinsured $2.2 million and CastlePoint Re reinsured $1.5 million. In 2007, TRM produced approximately $728,000 of business through State National and TICNY directly reinsured that business. TICNY has historically reinsured the business TRM produced through State National.

Through its issuing companies, TRM produces homeowners, workers’ compensation, commercial package, monoline general liability, monoline property, commercial automobile and commercial umbrella products. The following shows policies in force for TRM premium produced and those produced on behalf of CastlePoint:

	December 31,

	2008	2007	2006
Policies in force for TRM premium produced	68,400	30,900	940
Policies in force for TRM premium produced on behalf of CastlePoint	66,600	30,600	—

Managing General Agency

TRM provides non-risk bearing managing general agency, reinsurance intermediary and claims administration services that generate commission and fee income for us. TRM also provides us with additional market capability to produce business in other states, product lines and pricing tiers that our Insurance Subsidiaries cannot currently access. TRM has historically produced this business on behalf of its issuing companies, which had higher ratings, greater financial resources and more licenses than TICNY did at that time. In 2008, TRM continued to produce business on behalf of State National on a limited basis, primarily to retain business in states where the Insurance Subsidiaries were not yet licensed. State National is rated A (Excellent) by A.M. Best Company and is licensed in all 50 states and the District of Columbia. TRM now also produces business on behalf of CPIC which is licensed in New York and New Jersey. CPIC is rated A- (Excellent) by A.M. Best Company. As part of our strategic relationship with CastlePoint, TRM entered into a management agreement with CPIC effective July 1, 2007, to produce and manage brokerage business on behalf of CPIC.

TRM provides underwriting, claims administration and reinsurance intermediary services to its issuing companies by utilizing TICNY’s staff, facilities and insurance knowledge and skills. TRM arranges for all the business it produces for its issuing companies to be ceded to reinsurers, except for business produced for CPIC. TRM earns a commission, equal to a specified percentage of ceded net premiums written, which is deducted from the premiums paid to the issuing insurance companies. TRM’s commission rate varies from year to year depending on the loss experience of the business produced by TRM. The commission rate was 32.1% and 31.7% in 2008 and 2007, respectively. TRM also performs claims administration services on behalf of other insurance companies, including companies for which TRM produced business in the past, but for which it may no longer act as an underwriting agent.

Pursuant to the management agreement with CPIC, TRM produced $171.7 million of premium and earned $55.4 million in management fees from CPIC in 2008. TRM receives a provisional management fee equal to

34.0% of the subject premium of the business produced by TRM. The amount of the fee is adjusted between 31.0% and 36.0% based on the loss ratio of the business produced.

TRM’s business is primarily sourced through wholesale and retail brokers. See “Business—Product Development and Marketing Strategy—Distribution” for further detail on our producers.

TRM Claims Service

TRM’s claims service division provides complete claims adjusting and litigation management service for all commercial and personal property and casualty lines of business to TRM’s issuing insurance companies, reinsurers and self-insureds. TRM presently bills its claims administration cost as a value added service to its issuing companies and is paid by the issuing companies for the amounts billed. The fees earned by TRM help offset the total expenses incurred by TICNY’s claims staff and allow TICNY to maintain a larger claims infrastructure than it would otherwise be able to support with its own premium base. The amount of claims administration fees reimbursed by the issuing companies was $5.4 million, $2.3 million and $3.2 million in 2008, 2007 and 2006, respectively.

TRM Reinsurance Intermediary Services

TRM’s reinsurance intermediary services division provides reinsurance intermediary services to TICNY and to TRM’s issuing companies. Its revenue is derived from a fee sharing agreement with one outside reinsurance intermediary on the premium ceded to various reinsurers that reinsure the Insurance Subsidiaries. Its revenue for performing these services was $1.0 million, $0.8 million and $0.6 million in 2008, 2007 and 2006, respectively.

Other Administration Revenue

TICNY provides administrative services to CastlePoint and is reimbursed for the cost of services provided pursuant to the Service and Expense Sharing Agreement between TICNY and CastlePoint. Its revenue for performing these services was $3.6 million, $1.4 million and $0.7 million in 2008, 2007 and 2006, respectively. See “Business—Strategic Relationship and Agreements with CastlePoint.”

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

When we first began operations in 1990, our producers confirmed the need for us to underwrite small commercial risks, such as apartment buildings, restaurants and retail stores in urban areas such as New York City that other insurance companies avoided due to a perceived lack of underwriting profitability. In response to this need, we developed commercial package policies that provided limited property and liability coverage customized to meet the needs of this nonstandard market segment, as well as underwriting and claims approaches that enabled us to achieve underwriting profitability. Since then, we have continued to develop other commercial lines products such as businessowners, workers’ compensation and commercial automobile policies. In addition, we have introduced personal lines products such as homeowners and dwelling policies. These products responded to the needs of our customers in nonstandard segments, as well as in the preferred and standard markets. In these segments, we generally offer lower rates and broader coverage for risks with more desirable underwriting characteristics.

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

We also have historically targeted risks located in urban areas such as New York City that require special underwriting expertise and have generally been avoided by other insurance companies. We have had success targeting markets in geographical areas outside of New York City by focusing on classes of business such as residential real estate buildings that other companies have avoided. In 2006 we began to expand territorially into New Jersey, Pennsylvania, Massachusetts and other New England states. This geographic expansion was accelerated with our acquisition of Preserver which gave us greater penetration throughout the Northeast. We have also begun to expand outside the Northeast through the appointment of a select group of wholesale agents. Concentrating on states with significant volumes of E&S business, we filed for non-admitted status in Florida and Texas. In the second quarter of 2007, we began by appointing 8 general agents in these states. Since then, we have added 6 more wholesale producers in Florida and Texas. The E&S platform provides greater flexibility and freedom from required filing and related regulatory issues. This program focused on classifications and risk size that mirrored our historical business segments in the Northeast. Beginning in the fourth quarter of 2007, we began identifying general agents in California to develop a parallel program. During 2008, we have appointed 15 California wholesale and general agency producers.

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

In addition to segmenting our products by industry, location and pricing tiers, we further classify our products into the following premium size segments: under $25,000 (small), $25,000 to $150,000 (medium) and over $150,000 (large). We have historically had more success in the small premium size segment due to our focus on reducing our underwriting expenses by realizing economies of scale, utilizing technology and developing efficient business processes. We believe that due to the lack of flexibility in the underwriting of small policies, other insurance companies have not been able to price competitively in the underserved segment. Our expense advantage has allowed us to maintain adequate rates through industry cycles. With the softening market conditions that were experienced throughout 2008, our primary business segments were less impacted by the competitive rate pressures that affected premium adequacy on larger risks within the upper middle market segment.

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

The CastlePoint acquisition provides us with the opportunity to expand into specialty classes of business and to offer reinsurance products to small insurance companies. In 2009, we plan to position CastlePoint to focus on specialty classes of business that Tower has not historically written. We believe these specialty classes of business will be less vulnerable to market cycles due to the specialized underwriting expertise required to enter these market segments. In addition, the Hermitage acquisition enables us to expand our product offering to wholesale agents on a non-admitted basis using Hermitage’s existing excess and surplus licensing capability.

Distribution

We generate business through independent wholesale and retail agents and brokers, whom we refer to collectively as producers. These producers sell policies for us as well as for other insurance companies. In addition, we have agreements with general agencies that provide full service binding authority programs. We have approximately 1,050 producers and general agents appointed to generate business in 2008.

As of December 31, 2008, approximately 70% of the 2008 gross premiums written, including those produced by TRM on behalf of its issuing companies, were produced by our top 108 producers representing 10% of our active agents, brokers and general agencies. These producers each have annual written premiums of $1,000,000 or more. As we build a broader territorial base, the number of producers with significant premium volume with Tower is increasing in Florida, Texas, California and adjacent states.

We have a broad, diverse distribution system and approximately 52% of our business is generated by wholesalers and general agencies and the remaining 48% written through retail producers. Our largest producers in 2008 were Morstan General Agency and Northeast Agencies. In the year ended December 31, 2008, these producers accounted for 10% and 9%, respectively, of the total of our gross premiums written and produced. No other producer was responsible for more than 5% of our gross premiums written.

We carefully select our producers by evaluating several factors such as their need for our products, premium production potential, and loss history with other insurance companies that they represent, product and market knowledge, and the size of the agency. We generally appoint producers with a total annual premium volume greater than $10,000,000. We expect a new producer to be able to produce at least $500,000 in annual premiums for us during the first year and $1 million in annual premiums after three years. Commissions paid to producers in 2008 and 2007 averaged 18.3% and 16.7% of gross premiums earned, respectively. The increase in the gross commission rate was due to a shift in the mix of business towards program business managed by CastlePoint in 2008. Our commission schedules are 1 to 2.5 points higher for wholesalers and general agents as compared to retailers in recognition of the additional duties that these producers perform. Also, we have a profit sharing plan that added approximately 1/2 of 1 percent to overall commission rates in 2008, 2007 and 2006. Our commissions are also higher for traditional and specialty program business managed and produced by CPM, as compared to our brokerage business, in recognition of the additional duties that both CPM and the underlying MGAs perform.

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

The CastlePoint acquisition provides us access to program underwriting agents to expand into specialty classes of business as well as to small insurance companies to offer reinsurance solutions. The Hermitage acquisition further expands our wholesale distribution system nationally and establishes a network of retail agents in the Southeast. We will continue to use the “Tower” brand to market to both retail and wholesale agents throughout the country.

Underwriting

The underwriting strategy for controlling our loss ratio is to seek diversification in our products and an appropriate business mix for any given year, emphasizing profitable lines of business and de-emphasizing unprofitable lines. At the beginning of each year, we establish target loss ratios for each line of business, which we monitor throughout the year on a monthly basis. If any line of business fails to meet its target loss ratio, a cross-functional team comprised of personnel from line underwriting, corporate underwriting, actuarial, claims and loss control departments meet to develop corrective action plans that may involve revising underwriting guidelines, non-renewing unprofitable segments or entire lines of business and/or rate increases.

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

We underwrite our products through seven branch offices that are each headed by an underwriting manager having, on average, approximately 26 years’ experience in the property and casualty industry. We have the following six business units: small commercial, middle market, large lines, workers’ compensation, commercial auto and personal lines. These business units perform underwriting functions and are supported by professionals in the corporate underwriting, actuarial, operations, business development and loss control departments. The corporate underwriting department is responsible for managing and analyzing the profitability of our entire book of business, supporting line underwriting with technical assistance, developing underwriting guidelines, granting underwriting authority, training, developing new products and monitoring underwriting quality control through audits. The actuarial department is responsible for monitoring rate adequacy on all of our products and analyzing loss data on a monthly basis. The underwriting operations department is responsible for developing workflows, conducting operational audits and providing technical assistance to the underwriting teams. The loss control department conducts loss control inspections on nearly all new commercial and personal lines business written, utilizing in-house loss control representatives and outside vendors. The business development department works with the underwriting teams to manage relationships with our producers.

After the Hermitage acquisition, we plan to utilize the same underwriting process that we have outlined above for Tower’s existing business since Hermitage underwrites similar business as Tower through retail and wholesale agents.

With respect to the program and reinsurance business that we acquired from CastlePoint, we will follow the underwriting process that CastlePoint currently has in effect for all new programs, treaties or risk-sharing arrangements. The underwriting process is based on our understanding of best industry practices and, as such, we will consider the appropriateness of insuring the client by evaluating the quality of its management, its risk management strategy and its track record. In addition, we require each program, treaty or risk-sharing arrangement to include significant information on the nature of the perils to be included and detailed aggregate information as to the location or locations of the risks covered. We obtain available information on the client’s loss history for the perils being insured or reinsured, together with relevant underwriting considerations.

In conjunction with testing each proposed program, treaty or risk-sharing arrangement against our underwriting criteria, CastlePoint’s underwriters evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital and corporate risk objectives. Our underwriting process integrates the actuarial and underwriting disciplines. We utilize our in-house actuarial staff as well as rely on outside consultants as necessary. The actuarial and underwriting estimates that we make in our underwriting and pricing analyses are explicitly tracked by program, treaty and risk-sharing arrangements on an ongoing basis through our underwriting audit and actuarial reserving processes. We require significant amounts of data from our clients and only intend to accept business for which the data provided to us is sufficient for us to make an appropriate analysis. We may supplement the data provided to us by our clients with information from the Insurance Services Offices, Inc., the National Council on Compensation Insurance, Inc., the Reinsurance Association of America, other advisory rate-making associations and other organizations that provide projected loss cost data to their members.

Pricing

We price our products at levels that are projected to generate an acceptable underwriting profit. In situations where rates for a particular line become insufficient to produce satisfactory results, we control growth and reduce our premium volume in that line.

We generally use actuarial loss costs promulgated by the Insurance Services Office, a company providing statistical, actuarial and underwriting claims information and related services to insurers, as a benchmark in the development of pricing for our products. We further tailor pricing to each specific product we underwrite (other than workers’ compensation), taking into account our historical loss experience and individual risk and coverage characteristics. For workers’ compensation policies, we use individual state administered rates, loss cost or rates promulgated by the NCCI in developing our pricing, subject to individual requirements.

Rates throughout 2008 remained relatively soft for certain products due to an increased level of competition. In order to combat this effect in our commercial lines, we focus on small premium size risks, which tend not to be as sensitive to market pricing cycles. In addition we focus on mid-sized risks where we compete to achieve adequate terms and rates or we do not write the business. Personal lines writing has remained stable, however, the effects of the current downward economy could signal the start of a “soft market” cycle that could restrict or diminish our ability to obtain rate increases as in the recent past. We cannot predict with any certainty the direction the market will take during 2009 or thereafter.

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

The type, cost and limits of reinsurance we purchase can vary from year to year based upon our desired retention levels and the availability of quality reinsurance at acceptable prices, terms and conditions. Our excess of loss reinsurance program was renewed on January 1, 2009 and our catastrophe reinsurance program was renewed July 1, 2008. During 2008, we also reinsured our business under three multi-year quota share agreements with CastlePoint Reinsurance and one quota share agreement with Swiss Re America. See “Business—Reinsurance—CastlePoint Reinsurance.”

In recent years, the reinsurance industry has undergone very dramatic changes. Soft market conditions created by years of inadequate pricing brought poor results, which were exacerbated by the events of September 11, 2001. As a result, market capacity was reduced significantly. Reinsurers exited lines of business, significantly raised rates and imposed much tighter terms and conditions, where coverage was offered, to limit or reduce their exposure to loss. The hurricanes that struck Florida and the Gulf coast in 2004 and 2005 contributed to this trend, particularly in regard to catastrophe reinsurance. These conditions abated somewhat during 2007 but continued in 2008 as the Gulf coast was again impacted by hurricane activity.

In an effort to maintain quota share capacity for our business with favorable commission levels, we accepted loss ratio caps in our reinsurance treaties. Loss ratio caps cut off the reinsurers’ liability for losses above a specified loss ratio. These provisions have been structured to provide reinsurers with some limit on the amount of potential loss being assumed, while maintaining the transfer of significant insurance risk with the possibility of a significant loss to the reinsurers. We believe our reinsurance arrangements qualify for reinsurance accounting in accordance with SFAS 113, “Accounting for Reinsurance Contracts”. The loss ratio caps for our quota share treaties were 95.0% in 2005, 95.0% in 2004, 92.0% in 2003 and 97.5% in 2002. In 2008, we accepted loss ratio caps from the Swiss Re America quota share agreement. This loss ratio was capped at 120% of earned premium and the agreement expired on December 31, 2008. The quota share agreements with CastlePoint Reinsurance provide traditional reinsurance terms such as flat ceding commission or narrow sliding scale commission and have no loss ratio caps.

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

To further minimize our exposure to reinsurance recoverables, our quota share reinsurance treaties, from October 1, 2003 to December 31, 2005, were placed on a “funds withheld” basis under which ceded premiums written are deposited in segregated trust funds from which we receive payments for losses and ceding commission adjustments. Our reinsurance receivables from CastlePoint Reinsurance are collateralized in a New York Regulation 114 compliant trust account.

The following table summarizes our reinsurance exposures by reinsurer as of December 31, 2008:

						Funds Held,	Amounts in
				Prepaid		Ceded Payables	Trust Accounts	Net
		Recoverable on		and Return		and Deferred	or Secured by	Exposure
($ in thousands)	A.M. Best	Paid		Reinsurance	Commissions	Ceding	Letters of	to
Reinsurer	Rating	Losses	Reserves	Premiums	Receivable	Commission	Credit	Reinsurer
Munich Re America	A+	$2,528	$12,964	$—	$—	$2,147	$—	$13,345
Westport Insurance Corp.	A+	3,644	7,459	—	—	—	—	11,102
CastlePoint Insurance Company	A−	575	7,600	—	—	(52)	—	8,227
Endurance Reins Corp of America	A	(3)	6,839	938	—	620	—	7,154
Platinum Underwriters Reinsurance Inc.	A	1	6,741	1,010	—	762	—	6,989
Hannover Ruckversicherungs AG	A	7	6,052	2,131	—	1,593	—	6,597
Swiss Reinsurance America Corp.	A+	617	5,102	41,644	—	41,257	—	6,106
AXIS Reinsurance Company	A	25	4,792	1,558	—	1,101	—	5,274
NGM Insurance Co.	A	0	1,446	234	—	161	—	1,519
General Reinsurance Co.	A++	148	1,283	411	—	334	—	1,508
New Jersey Unsatisfied Clm & Judgmt Fund	NR	510	876	—	—	—	—	1,386
SCOR Reinsurance Company	A−	286	590	—	—	36	—	840
QBE Reinsurance Corporation	A	—	620	289	—	112	—	797
Employers Reinsurance Corp.	A+	—	—	—	—	(696)	—	696
Hartford Steam Boiler Inspection & Ins Co.	A	71	581	972	—	984	—	641
Tokio Millennium Re Ltd.	A+	1,259	12,814	130	192	13,319	6,183	—
CastlePoint Reinsurance Company Ltd.	A−	39,022	135,437	95,701	—	125,346	225,839	—
Hannover Re Ireland Ltd.	A	935	7,576	—	—	7,905	4,964	—
Midwest Insurance Co	NR	424	2,760	5,360	—	6,447	5,322	—
Others		328	697	3,272	—	2,926	796	2,976

Total		$50,377	$222,229	$153,650	$192	$204,302	$243,103	$75,156

Total without CastlePoint		$10,780	$79,192	$57,949	$192	$79,008	$17,264	$66,930

CastlePoint Reinsurance

In April 2006, we entered into the following quota share reinsurance agreements with CastlePoint Reinsurance:

•	Brokerage business quota share reinsurance agreement covering brokerage business historically written by Tower. Under this agreement we cede between 17.5% and 50% (with the percentage determined by us) of our brokerage business to CastlePoint Reinsurance and receive an initial ceding commission of 34%. Effective April 1, 2007, a sliding scale commission adjustment predicated on the ultimate net loss ratio was placed into effect for all new and renewal business ceded to CastlePoint Reinsurance. During the second quarter of 2007, CPIC also participated as a reinsurer under this treaty and was ceded 9% of the brokerage business. In the fourth quarter of 2008 we amended the CastlePoint Reinsurance agreement and reduced the cession to 17.5%.

•	Traditional program business quota share reinsurance agreement covering program business historically written by us. Under this agreement we cede 50% of our traditional program business to CastlePoint Reinsurance and share premium revenue and losses in proportion to the parties’ respective quota share participation. Expenses will be shared based upon the quota share participation, Specialty program business and insurance risk-sharing business quota share reinsurance agreement covering business not historically written by us. Under this agreement we cede 85% of our net retention on specialty program business to CastlePoint Reinsurance and receive a ceding commission of 30%, subject to a minimum of 30% and a maximum of 36%. For business written in 2008, expenses are shared based upon the quota share participation.

In addition, CastlePoint Reinsurance participates as a reinsurer under certain layers of our existing property and casualty excess of loss reinsurance program.

The quota share ceding percentages for the brokerage business since April, 2006 are included in the following table:

		Ceded
Dates	Quota Share Reinsurance Agreement With	Amount
April 6, 2006 – June 30, 2006(1)	CastlePoint Reinsurance	30%
July 1, 2006 – December 31, 2006	CastlePoint Reinsurance	40%
January 1, 2007 – March 31, 2007	CastlePoint Reinsurance	49%
April 1 2007 – June 30, 2007	CastlePoint Reinsurance	40%
April 1 2007 – June 30, 2007	CastlePoint Insurance Company	9%
July 1, 2007 – December 31, 2007(2)	CastlePoint Reinsurance	40%
January 1, 2008 – March 31, 2008(2)	CastlePoint Reinsurance	40%
April 1, 2008 – June 30, 2008(2)	CastlePoint Reinsurance	35%
July 1, 2008 – September 30, 2008(2)	CastlePoint Reinsurance	25%
April 1, 2008 – September 30, 2008	Swiss Re America Corporation	5%
October 1, 2008 – December 31, 2008	CastlePoint Reinsurance	17.5%
October 1, 2008 – December 31, 2008	Swiss Re America Corporation	28%

(1)	Multi year quota share reinsurance agreements with CastlePoint Reinsurance began April 6, 2006.

(2)	On July 1, 2008, we reduced the ceding percentage under our brokerage business quota share reinsurance agreement with CastlePoint Reinsurance to 25% applicable to both the ceded unearned premium reserve as of July 1, 2008 and new and new and renewal premiums written in the third quarter of 2008.

We ceded $112.7 million and $209.6 million of direct premium written and received commissions of $41.2 million and $72.6 million under the brokerage business reinsurance agreement in 2008 and 2007, respectively. We ceded $72.0 million and $11.4 million of direct written premium and received commissions of $24.4 million and $3.4 million under the traditional and specialty program business reinsurance agreement in 2008 and 2007, respectively.

Effective April 1, 2007, CastlePoint Reinsurance agreed to pay 30% of our property catastrophe reinsurance premiums and 30% of our net retained catastrophe losses.

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

We entered into two aggregate excess of loss reinsurance agreements for the brokerage business with CastlePoint effective October 1, 2007. The purpose of the two aggregate excess of loss reinsurance agreements is to equalize the loss ratios for the brokerage business written by CPIC and us. Under the first agreement, TICNY will reinsure approximately 85% (which percentage will be adjusted to equal Tower’s actual percentage of the total brokerage business written by the Company and CPIC) of CPIC’s brokerage business losses above a loss ratio of 52.5%. Under the second agreement, CPIC will reinsure approximately 15% (which percentage will be adjusted to equal CastlePoint’s actual percentage of the total brokerage business written by Tower and CPIC) of Tower’s brokerage business losses above a loss ratio 52.5%. In 2008 the Company paid $3.0 million to CPIC for reinsurance brokerage business written by the Company and received

$3.0 million from CPIC for business assumed which was produced by TRM as part of the brokerage business pool. Effective October 1, 2008, these reinsurance agreements were amended for new and renewal business to reinsure losses above a loss ratio of 45%.

Upon the closing of the CastlePoint acquisition on February 5, 2009 and the inclusion of CPIC in the Tower pool, the aggregate excess of loss reinsurance agreements will no longer be necessary to ensure equivalent loss ratios and were terminated, effective December 31, 2008.

2009 Reinsurance Program

The 2009 Excess of Loss Reinsurance Program was placed with Platinum Underwriters Reinsurance, Inc., rated A (Excellent) by A.M. Best Company, QBE Reinsurance Corporation, rated A (Excellent) by A.M. Best Company, Odyssey America Reinsurance Corporation, rated A (Excellent) by A.M. Best Company, Syndicates from Lloyd’s of London, rated A (Excellent) by A.M. Best Company, Hannover Rueckversicherungs AG, rated A (Excellent) by A.M. Best Company, Catlin Insurance Company Ltd., rated A (Excellent) by A.M. Best Company, Max Bermuda Ltd., rated A- (Excellent) by A.M. Best Company, Paladin Cat Management for and on behalf of Protective Insurance Company, rated A+ (Superior) by A.M. Best Company, Paris Re S.A., rated A- (Excellent) by A.M. Best Company, Safety National Casualty Corporation, rated A (Excellent) by A.M. Best Company, Amlin Bermuda Limited, rated A (Excellent) by A.M. Best Company and Aspen Insurance UK Limited, rated A (Excellent) by A.M. Best Company. This coverage was placed at similar pricing, terms and conditions as those expiring. We significantly increased the amount of workers’ compensation and clash reinsurance coverage purchased at January 1, 2009.

The Umbrella Quota Share Reinsurance Treaty was renewed on January 1, 2009, with a flat 30% ceding commission. Of the premiums ceded, Hannover Rueckversicherungs AG, rated A (Excellent) by A.M. Best Company, reinsures 40%, Platinum Underwriters Reinsurance, Inc., rated A (Excellent) by A.M. Best Company, reinsures 25%, AXIS Reinsurance Company, rated A (Excellent) by A.M. Best Company, reinsures 20% and NGM Insurance Company, rated A (Excellent) by A.M. Best Company, reinsures 15%.

The W.H. Greene Umbrella Quota Share and Excess Reinsurance agreements were renewed effective January 1, 2009 at terms and conditions as expiring. Under the terms of the quota share agreement we cede 80% of premium written and retain the remaining 20%. Of the premium ceded, Endurance Reinsurance Corporation of America, rated A (Excellent) by A.M. Best Company, reinsured 40%, AXIS Reinsurance Company, rated A (Excellent) by A.M. Best Company, reinsured 30% and NGM Insurance Company, rated A (Excellent) by A.M. Best Company, reinsured 10%. Under the excess of loss reinsurance agreement we cede 80% of premium written and retain the remaining 20%. Of the premium ceded, Endurance Reinsurance Corporation of America reinsured 30%, AXIS Reinsurance Company reinsured 40% and NGM Insurance Company reinsured 10%.

The 2009 Midwest Excess Program was placed with Midwest Employers Casualty Company, rated A+ (Superior) by A.M. Best Company, Safety National Casualty Corporation, rated A (Excellent) by A.M. Best Company, and Catlin Insurance Company Ltd., rated A (Excellent) by A.M. Best Company.

The July 1, 2008 Property Catastrophe Program is expected to be renewed on July 1, 2009. Subject to acceptable prices, terms and conditions, we anticipate pursuing coverage that will continue our recent trend of increasing the amount of catastrophe reinsurance we purchase, both in absolute dollars and in relation to the amount of projected losses estimated by computer models using our existing and forecast policy information.

2008 Reinsurance Program

The 2008 Excess of Loss Reinsurance Program was placed with Platinum Underwriters Reinsurance, Inc., rated A (Excellent) by A.M. Best Company, QBE Reinsurance Corporation, rated A (Excellent) by A.M. Best Company, syndicates from Lloyd’s of London, rated A (Excellent) by A.M. Best Company, Hannover Rueckversicherungs AG, rated A (Excellent) by A.M. Best Company, Korean Reinsurance Company, rated A- (Excellent) by A.M. Best Company, Aspen Insurance UK Limited, rated A (Excellent) by A.M. Best Company, and CastlePoint Reinsurance Company, Ltd., rated A- (Excellent) by A.M. Best Company. This coverage was placed at similar pricing, terms and conditions as those expiring. We significantly increased the amount of workers’ compensation reinsurance coverage purchased at January 1, 2008.

The Umbrella Quota Share Reinsurance Treaty was renewed on January 1, 2008, with a flat 30% ceding commission. Of the premiums ceded, Hannover Rueckversicherungs AG, rated A (Excellent) by A.M. Best Company, reinsured 30%, Platinum Underwriters Reinsurance, Inc., rated A (Excellent) by A.M. Best Company, reinsured 12%, AXIS Reinsurance Company, rated A (Excellent) by A.M. Best Company, reinsured 20% and CastlePoint Reinsurance Company, Ltd., rated A- (Excellent) by A.M. Best Company, reinsured 38%.

On April 1, 2008, we entered into a quota share agreement with Swiss Re America Corporation. The financial strength rating of Swiss Reinsurance Company Limited and its subsidiaries was downgraded by AM Best Company to A (Excellent) from A+ (Superior), effective February 27, 2009. Under the terms of the agreement, we could cede between 5% and 20% of net earned premium and received an initial ceding commission of 33.5% that can swing to 39% based on loss experience. From April 1, 2008 September 30, 2008, we ceded 5% of the net earned premium and from October 1, 2008 to December 31, 2008 we ceded 28% of the net earned premium. The quota share agreement, which has a loss ratio cap of 120% of earned premiums, expired on December 31, 2008.

The July 1, 2007 Property Catastrophe Program was renewed on July 1, 2008 at terms similar to expiring except for increased coverage.

On December 1, 2008, we purchased two additional layers of coverage under the Midwest Excess of Loss Program, which significantly increased coverage, and were placed with Midwest Employers Casualty Company, rated A+ (Superior) by A.M. Best Company, and Safety National Casualty Corporation, rated A (Excellent) by A.M. Best Company.

The W.H. Greene Umbrella Quota Share and Excess Reinsurance agreements were effective through December 1, 2008 and were extended for one month to December 31, 2008 at the in force terms and conditions.

2007 Reinsurance Programs

The 2007 Excess of Loss Reinsurance Program was placed with Platinum Underwriters Reinsurance, Inc., rated A (Excellent) by A.M. Best Company, QBE Reinsurance Corporation, rated A (Excellent) by A.M. Best Company, Syndicates from Lloyd’s of London, rated A (Excellent) by A.M. Best Company, Hannover Rueckversicherungs AG, rated A (Excellent) by A.M. Best Company, Aspen Insurance UK Limited, rated A (Excellent) by A.M. Best Company, ACE European Group Ltd., rated A+ (Superior) by A.M. Best Company, and CastlePoint Reinsurance Company, Ltd., rated A- (Excellent) by A.M. Best Company,

The 2007 Umbrella Quota Share Reinsurance Treaty reinsures against umbrella losses up to $5.0 million per occurrence. We cede 95% of premiums written and retain the remaining 5%. The provisional ceding commission under this treaty is 30% of ceded premium written. Of the premium ceded, Platinum Underwriters Reinsurance, Inc., rated A (Excellent) by A.M. Best Company, reinsures 40%, Hannover Rueckversicherungs AG, rated A (Excellent) by A.M. Best Company, reinsures 40% and AXIS Reinsurance Company, rated A (Excellent) by A.M. Best Company, reinsures 20%.

The W.H. Greene Umbrella Quota Share and Excess Reinsurance agreements were renewed effective December 1, 2007 at terms similar to expiring. The quota share reinsures against umbrella losses up to $5 million per occurrence on a book of commercial umbrella business produced by a third party managing general agent, W.H. Greene. Under the terms of the treaty we ceded 80% of premium written and retained the remaining 20%. The flat ceding commission under this treaty was 29% of ceded premium written. Of the premium ceded, Endurance Reinsurance Corporation of America, rated A (Excellent) by A.M. Best Company, reinsured 40%, AXIS Reinsurance Company, rated A (Excellent) by A.M. Best Company, reinsured 30% and NGM Insurance Company, rated A (Excellent) by A.M. Best Company, reinsured 10%. The excess of loss reinsurance agreement covers losses in excess of $5 million up to $10 million per occurrence on the same book of commercial umbrella business. Under the terms of the agreement, we ceded 80% of premium written and retained the remaining 20%. The flat ceding commission under this agreement was 29% of ceded written premium. Of the premium ceded, Endurance Reinsurance Corporation of America reinsured 30%, AXIS Reinsurance Company reinsured 40% and NGM Insurance Company reinsured 10%.

Effective November 15, 2007, we purchased quota share and excess of loss reinsurance to protect a book of workers’ compensation business located primarily in California and produced by Midwest Insurance General Agency. Under the quota share agreement we ceded 15% of gross net premium from November 15, 2007 to March 31, 2008 and 12.5% of gross net premiums effective April 1, 2008. The provisional ceding commission under this quota share agreement is 33%, subject to a minimum ceding commission of 30.5% and a maximum ceding commission of 38.5%. The quota share agreement was placed with Midwest Insurance Company, which collateralized its participation by establishing a New York Regulation 114 compliant Trust Fund for the company’s benefit. The excess of loss program was placed with Midwest Employers Casualty Company, rated A+ (Superior) by A.M. Best Company, and Safety National Casualty Corporation, rated A (Excellent) by A.M. Best Company.

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

On December 26, 2007, the President signed the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “2007 Act”) which extends TRIA for seven years through December 31, 2014. The 2007 Act maintains the same triggering event size of $100 million, company deductible of 20%, industry retention of $27.5 billion, federal share of 85% and program aggregate insured loss limit of $100 billion put in place by TRIEA. The 2007 Act extends coverage to domestic terrorism and requires additional notice to policyholders regarding the $100 billion program limit.

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

Our primary investment objectives are to preserve capital and maximize after-tax investment income. Our strategy is to purchase debt securities in sectors that represent the most attractive relative value and to maintain a moderate equity exposure. As of December 31, 2008, fixed maturity securities represented approximately 98% of the fair market value of our investment portfolio and equity securities represented approximately 2%. Historically, we have emphasized liquidity to meet our claims obligations and debt service and to support our obligation to remit ceded premium (less ceding commission and claims payments) to our quota share reinsurers on a quarterly basis. Accordingly we have traditionally maintained between 8% and 10% of our portfolio in cash and cash equivalents. As of December 31, 2008, cash and cash equivalents represented approximately 20.0% of the total of fair market value of our investment portfolio and cash and cash equivalents. We are maintaining this higher amount as we reevaluate the current market environment.

Our investments are managed by two outside asset management companies, Hyperion Brookfield Asset Management, Inc. (“Hyperion”), a New York based investment management firm, and Standish Mellon Asset

Management Company LLC (“Standish Mellon”), a Massachusetts based investment management firm. As the lead manager, Hyperion has authority and discretion to buy and sell securities for us, subject to guidelines established by our Board of Directors. We may terminate our agreement with Hyperion upon 30 days’ notice. Standish Mellon has the authority and discretion to buy and sell tax-exempt municipal securities for us, subject to guidelines established by our Board of Directors. Our investment policy is conservative, as approximately 82.7% of the fixed income portion of our investment portfolio is rated A or higher as of December 31, 2008. The maximum allocation to equities, which results from market appreciation, is 20% of the investment portfolio. The current equity target is less than 5% of the investment portfolio. We monitor our investment results on a monthly basis to review the performance of our investments, determine whether any investments have been impaired and monitor market conditions for investments that would warrant any revision to our investment guidelines. Hyperion and Standish Mellon also provide us with a comprehensive quarterly report providing detailed information on our investment results as well as prevailing market conditions. Our investment results are also reviewed quarterly by the Board of Directors.

Our investment income was $34.6 million in 2008, compared to $36.7 million in 2007 decreasing primarily because of lower investment yields in 2008. Our invested assets, including cash and cash equivalents, decreased by $19.5 million primarily due to a decrease in the fair value of our corporate bonds and mortgage-backed securities, offset by an increase in our cash balances. Net cash flow provided by operations for the year ended December 31, 2008 was $61.7 million compared to $75.9 million in the prior year.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporarily impaired (“OTTI”). In 2008 and 2007, we recorded as OTTI certain holdings in our fixed maturity and equity portfolios of $20.2 million and $2.4 million for the year ended December 31, 2008 and $4.8 million and $5.2 million for the year ended December 31, 2007, respectively.

The aggregate fair market value of our invested assets excluding cash and cash equivalents as of December 31, 2008 was $540.9 million. As of that date, our fixed maturity securities had a fair market value of $530.2 million and amortized cost of $581.5 million. Equity securities, available for sale, at fair value were $10.8 million as of December 31, 2008 with a cost of $12.7 million.

Our investment results are summarized in the following table:

	Year ended December 31,
($ in thousands)	2008	2007	2006	2005	2004
Average invested assets(1)	$580,020	$541,544	$410,597	$292,091	$141,869
Net investment income(2)(3)	34,568	36,699	23,026	14,983	5,070
Net realized gains/(losses)(3)	(14,354)	(17,511)	12	122	13
Unrealized appreciation/ (depreciation)(3)(4)	(53,223)	(12,118)	(593)	(4,442)	961
Annualized return on average invested assets	(5.7%)	1.3%	5.5%	3.7%	4.3%

(1)	Average of amounts at beginning and end of each year.

(2)	Investment income, net of investment expenses.

(3)	Before income taxes.

(4)	Relates to available-for-sale fixed income and equity securities.

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

	Year ended December 31,
($ in thousands)	2008	2007	2006
Balance at January 1	$501,183	$302,541	$198,724
Less reinsurance recoverables	(189,525)	(110,042)	(96,978)

	311,658	192,499	101,746
Preserver net reserves at date of acquisition	—	85,055	—
Incurred related to:
Current year	171,616	159,512	135,863
Prior years	(8,877)	(1,606)	(2,340)
PXRE communtation	—	—	1,602

Total incurred	162,739	157,906	135,125
Paid related to:
Current year	59,205	55,308	30,605
Prior years	102,430	68,494	13,767

Total paid	161,635	123,802	44,372

Net balance at end of year	312,762	311,658	192,499
Add reinsurance recoverables	222,229	189,525	110,042

Balance at December 31	$534,991	$501,183	$302,541

Our claims reserving practices are designed to set reserves that in the aggregate are adequate to pay all claims at their ultimate settlement value. Thus, our reserves are not discounted for inflation or other factors.

Loss Reserve Development

Shown below is the loss reserve development for business written each year from 1998 through 2008. The table portrays the changes in our loss and LAE reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on the basis of GAAP.

The first line of the table shows, for the years indicated, our net reserve liability including the reserve for incurred but not reported losses as originally estimated. For example, as of December 31, 2000 we estimated that $7,901,000 would be a sufficient reserve to settle all claims not already settled that had occurred prior to December 31, 2000 whether reported or unreported to us. The next section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. For example, with respect to the net losses and loss expense reserve of $7,901,000 as of December 31, 2000, by December 31, 2008 (eight years later) $9,084,000 had actually been paid in settlement of the claims.

The next section of the table sets forth the re-estimatations in later years of incurred losses, including payments, for the years indicated. For example, as reflected in that section of the table, the original reserve of $7,901,000 was re-estimated to be $11,690,000 at December 31, 2008. The increase from the original estimate is caused by a combination of factors, including: (1) reserves being settled for amounts different than originally estimated, (2) reserves being increased or decreased for claims remaining open as more information becomes known about those individual claims and (3) more or fewer claims being reported after December 31, 2000 than anticipated.

The “cumulative redundancy/ (deficiency)” represents, as of December 31, 2008, the difference between the latest re-estimated liability and the reserves as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For example, as of December 31, 2008 and based upon updated information, we re-estimated that the reserves which were established as of December 31, 2007 were $8,877,000 redundant.

The bottom part of the table shows the impact of reinsurance reconciling the net reserves shown in the upper portion of the table to gross reserves.

	Year ended December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Original Net Liability	$6,184	$6,810	$7,901	$8,620	$15,476	$24,361	$36,949	$101,746	$192,499	$311,658	$312,762
Cumulative payments as of:
One year later	2,377	2,560	3,376	2,879	4,103	7,467	10,926	13,748	49,482	102,430
Two years later	3,890	4,767	5,439	4,906	6,707	11,856	4,455	36,723	90,870
Three years later	5,439	6,153	6,953	6,376	9,090	2,872	16,811	60,551
Four years later	6,340	6,896	7,896	7,219	4,480	11,686	25,910
Five years later	6,714	7,249	8,285	6,691	8,875	17,843
Six years later	6,935	7,465	8,736	7,842	11,696
Seven years later	6,978	7,715	8,983	8,340
Eight years later	7,116	7,876	9,084
Nine years later	7,234	7,957
Ten years later	7,265
Net liability re-estimated as of:
One year later	6,842	7,493	9,702	11,521	15,551	24,163	36,557	101,008	191,086	302,781
Two years later	7,123	8,652	11,684	11,276	14,665	24,815	40,654	101,545	178,290
Three years later	7,871	9,516	11,458	10,494	16,461	29,034	48,276	99,534
Four years later	8,244	9,210	10,819	11,875	19,603	36,182	45,260
Five years later	7,963	8,955	11,944	13,293	25,057	33,597
Six years later	7,875	9,951	12,666	15,701	23,026
Seven years later	8,659	10,584	12,670	13,759
Eight years later	9,158	10,601	11,690
Nine years later	9,145	9,612
Ten years later	8,184
Cumulative Net	(2,000)	(2,802)	(3,789)	(5,139)	(7,550)	(9,236)	(8,311)	2,212	14,209	8,877
redundancy/ (deficiency) PXRE Commutation	—	—	—	1,216	3,222	7,169	9,154	9,154	—	—
Cumulative Net redundancy/ (deficiency) excluding PXRE	(2,000)	(2,802)	(3,789)	(3,923)	(4,328)	(2,067)	843	11,366	14,209	8,877
Net reserves	6,184	6,810	7,901	8,620	15,476	24,361	36,949	101,746	192,499	311,658	312,762
Ceded reserves	15,696	17,410	20,601	29,017	50,211	75,114	91,773	96,978	110,042	189,525	222,229
Gross reserves	21,880	24,220	28,502	37,637	65,687	99,475	128,722	198,724	302,541	501,183	534,991
Net re-estimated	8,184	9,612	11,690	13,759	23,026	33,597	45,260	99,534	178,290	302,781
Ceded re-estimated	22,573	29,197	34,523	41,930	55,781	77,697	92,783	92,149	103,558	176,768
Gross re-estimated	30,757	38,809	46,212	55,689	78,807	111,294	138,044	191,683	281,848	479,550

Cumulative Gross redundancy/ (deficiency)	$(8,877)	$(14,589)	$(17,710)	$(18,052)	$(13,120)	$(11,819)	$(9,322)	$7,041	$20,693	$21,633

(1)	The cumulative payments and the net liabilities are affected by the PXRE commutation. Normally the cumulative payments are expected to increase over time. The PXRE commutation had the effect of lowering the cumulative payments by $604 in 2001, $6,834 in 2002, and $10,104 in 2003, 2004, 2005 and 2006. When the PXRE contract was commuted, the Company received an amount that was approximately equal to the present value of the estimated future payments subject to the contact.

(2)	The net redundancies reflected in the above table for 2007 and 2008 resulted primarily from the following:

•	Reserve reductions in 2008 from commercial multi-peril liability, workers’ compensation, other liability, and property lines of business in accident year 2006.
•	Reserve reductions in 2007 from workers’ compensation, commercial auto liability and property lines of business in accident years 2004, 2005 and 2006.

(3)	The net deficiencies reflected in the above table for years 2004 and prior resulted primarily from the following:

•	PXRE commutation impact of $1.2 million, $3.2 million, $7.2 million, and $9.2 million for 2001, 2002, 2003, and 2004, respectively.

•	Adverse development in liability lines for accident year 2002 during year 2006.

(4)	The ALAE reserving methodology change as discussed in Critical Accounting Policies section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reduced the net liability re-estimated by $0.3 million, $1.1 million, $2.4 million, and $4.0 million for 2004, 2005, 2006 and 2007, respectively.

Analysis of Reserves

The following table shows our net outstanding case loss reserves and IBNR by line of business as of December 31, 2008:

	Outstanding
	Case Loss
($ in thousands)	Reserves	IBNR
Commercial Multiple Peril	$92,806	$62,211
Other Liability	33,377	27,083
Workers’ Compensation	19,001	10,961
Commercial Automobile	19,446	14,491
Homeowners	17,924	5,821
Fire and Allied Lines	3,616	490
Personal Automobile	4,050	1,485

All Lines	$190,220	$122,542

In 2008 we had favorable development in our net losses from prior accident years of $8.9 million.

We carefully monitor our gross, ceded and net loss reserves by segment and line of business to ensure that they are adequate, since a deficiency in reserves may result in or indicate inadequate pricing on our products and may impact our financial condition.

The paid development, incurred development, the Bornhuetter-Ferguson (B-F) method, and loss ratio projections are the predominant methodologies our actuaries utilize to project losses and corresponding reserves. Based upon these methods our actuaries determine a best estimate of the loss reserves. All of these methods are standard actuarial approaches and have been utilized consistently since 2003. The selected development factors within the paid and incurred development methods are derived from our data while the loss ratio method is used for the most recent accident year when there is high volatility in the development patterns. The B-F method combines the loss ratio method and the loss development method to determine loss reserves by adding an expected development (loss ratio times premium times percent unreported) to the reported reserves.

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

	Range of Reserve Estimates
($ in thousands)	High	Low	Carried
Commercial Multiple Peril	$161,849	$146,946	$155,016
Other Liability	67,889	55,743	60,460
Workers’ Compensation	31,573	29,228	29,963
Commercial Auto	35,272	33,141	33,937
Homeowners	23,845	23,222	23,745
Fire and Allied Lines	4,138	4,076	4,106
Personal Auto	5,672	5,454	5,535

All Lines	$330,238	$297,810	$312,762

The resulting range derived from our sensitivity analysis would have increased net reserves by $17.5 million and or decreased net reserves by $15.0 million.

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

In New York State, lawsuits for negligence, subject to certain limitations, must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, our exposure to IBNR for accident years 2005 and prior is limited although there remains the possibility of adverse development on reported claims.

Due to the reserve strengthening in 2002 and close monitoring and analysis of reserves, we believe our loss reserves are adequate. This is reflected by the loss development as of December 31, 2008 showing an improved cumulative redundancy/(deficiency) since 2003. However, there are no assurances that future loss development and trends will be consistent with our past loss development history, and so adverse loss reserve development remains a risk factor to our business. See “Risk Factors—Risks Related to Our Business—If our actual loss and loss adjustment expenses exceed our loss reserves, our financial condition and results of operations could be significantly adversely affected.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Loss and Loss Adjustment Expense Reserves.”

Claims

Our claims division combines the services of our staff defense, coverage and appellate attorneys with a traditional multi-line insurance claims adjusting staff. See “Business—Business Segments—Insurance Services Segment Products and Services” for a description of TRM’s claim service fee-based operations.

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

Claims are adjusted through branch offices that report into our claims home office. Our claims home office is divided into five areas of discipline: Property, Casualty, Workers’ Compensation, Operations and Claims Audit & Compliance. In addition, we have a fully staffed in-house defense firm as well as an in-house coverage and appellate firm. Finally, programs written outside the Northeast area are handled through third party administrators.

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

Over the last several years, we have implemented a number of technology improvements and redesigned business processes, including an online imaging system, a data warehouse that houses both claims and underwriting data to provide management and financial reporting, and a web-based platform (WebPlus ®) for quoting and capturing policy submissions directly from our producers.

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

During 2008, the WebPlus platform was fully integrated with Computer Sciences Corporation’s (“CSC”) POINT-IN Policy Administration system and Advanced Claims system. The Company has begun to extend WebPlus’ to Worker’s Compensation and deploy Commercial Package Policy (“CPP”) in NY, NJ, PA, and MA in order to further enhance our cost reduction and replacement systems strategy. The operations and maintenance of these systems have been outsourced to CSC to minimize deployment time and operational cost, as well as for scalability and business continuity.

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

As our territorial expansion has progressed throughout the Northeast states and in other states, we have developed an increased number of competitors on an admitted basis. In our commercial lines business, our competitors include Travelers, Chubb, Hartford Insurance Company, Greater New York Mutual Insurance Company, Harleysville, Philadelphia Consolidated, Utica National, OneBeacon Insurance Group, Hanover and Selective. In our personal lines business, we compete against companies such as Allstate Insurance Company,

State Farm Companies, Travelers, Hartford Insurance Company, OneBeacon Insurance Group, New York Central Insurance Company and Preferred Mutual Insurance Company.

In states in which we provide E&S products and “binding authority” programs, we compete against carriers operating on a “non-admitted” basis. These insurers include Scottsdale Insurance, Admiral Insurance, Mt. Hawley Insurance, Navigators Insurance, Essex Insurance, Colony Insurance, Century Surety, Nautilus, RLI, U.S. Liability and Burlington Insurance.

During the last quarter of 2004 and continuing throughout 2005, a moderation of the pricing environment within the commercial insurance marketplace became evident as pricing increases on renewing policies lessened. The catastrophe losses of 2004 and 2005 produced increased pricing and reduced capacity for catastrophe exposed property. However, a softening of the non-catastrophe market in 2006 led to more aggressive pricing in specific segments of commercial lines of business, particularly in those lines of business and accounts with larger annual premiums. Competition intensified across-the-board in 2007 with price decreases most evident during the fourth quarter. Coverage terms and conditions favored the customer as companies and brokers attempted to acquire new business in the large risk, middle market and preferred small business segments. Throughout 2008, price competition continued in the standard and preferred segments. The percentage of rate decreases moderated and terms & conditions stabilized, except on larger non-catastrophe lines which continued to be priced aggressively. Transactional standard and non-standard business had modest reductions which impacted new business growth while not sufficient to impact renewal retentions. The non-admitted and E&S segments were negatively affected by admitted carriers venturing into this segment. However, Tower was able to experience positive growth as it built on producer relationships established in 2007 in Florida, Texas and California.

We seek to distinguish ourselves from our competitors by providing a broad product line offering and targeting those market segments that we believe are underserved and therefore provide us with the best opportunity to obtain favorable policy terms, conditions and pricing. We believe that by offering several different lines of business, we are able to compete effectively against insurance companies that offer limited products. We also seek to limit the extent to which we must directly compete with the companies listed above by positioning our products in underserved market segments and adjusting our premium volume in these market segments depending upon the level of competition. We have historically targeted risks located in metropolitan areas. Historically, these are markets that are less emphasized by regional and national insurance companies. As our territorial expansion has encompassed New York State and the other Northeastern states, we have maintained this marketing approach. We will continue to compete with other companies by quickly and opportunistically delivering products that respond to our producers’ needs, which may be determined by other companies’ changing risk appetites, withdrawal from market segments or adverse underwriting action. Our ability to quickly develop and replace various products that had previously been offered by OneBeacon when we purchased the renewal rights to their NY commercial business in 2004 is an example of this capability. In addition to being responsive to market needs, we also focus on assisting our producers with placing business by offering rating and submission capability through WebPlus, as well as by providing our producers with clear and concise underwriting guidelines.

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

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best Company and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. All of our Insurance Subsidiaries are rated “A−” (Excellent) by A.M. Best Company. In evaluating a company’s financial strength, A.M. Best Company reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s financial strength and is not an evaluation directed at investors. There is no guarantee that our Insurance Subsidiaries will maintain their rating.

Employees

As of December 31, 2008, we had 588 full-time employees. None of these employees are covered by a collective bargaining agreement. We have employment agreements with a number of our senior executive officers. The remainder of our employees are at-will employees.

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

In 2002, the Federal government enacted legislation designed to ensure the availability of insurance coverage for terrorist acts in the United States of America and established a Federal assistance program. Subsequent laws were enacted in 2005 and 2007 extending and modifying the prior legislation. For a discussion of this legislation, see “Business—Reinsurance—Terrorism Reinsurance.” As a result of this legislation, potential losses from a terrorist attack could be substantially larger than previously expected, could also adversely affect our ability to obtain reinsurance on favorable terms, including pricing, and may affect our underwriting strategy, rating, and other elements of our operation.

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

In 2008 TICNY, PIC and MVIC’s results were outside the usual values for one IRIS ratio and within the usual values for twelve IRIS ratios. The one IRIS ratio that was outside the usual value was adjusted liabilities to liquid assets. The ratio outside of the usual value was caused by intercompany pooling liabilities between Tower’s insurance company pool members. The ratio would have been within the usual balance if we excluded these intercompany payables from the calculation. TICNY and its insurance company subsidiaries entered into an intercompany pooling arrangement on January 1, 2008. NEIC’s IRIS results were within the usual values for all thirteen IRIS ratios. In 2008 TNIC’s results were outside the usual values for four IRIS ratios and within the usual values for nine IRIS ratios. The four IRIS ratios that were outside the usual values were changes in gross premiums written to policyholders’ surplus, change in net premiums written, investment yield and adjusted liabilities to liquid assets. The ratios outside of the usual values were caused by growth in TNIC’s direct premium written, as well as the growth in its net premium written which resulted from entering into the intercompany pooling arrangement on January 1, 2008. The IRIS ratio was also outside the usual value for the adjusted liabilities to liquid assets, which also was caused by intercompany pooling liabilities which were owed by TNIC to the pool manager, TICNY. The ratio would have been within the usual balance if we excluded these intercompany payables from the ratio.

State Dividend Limitations

Tower’s ability to receive dividends from its Insurance Subsidiaries is restricted by the state laws and insurance regulations of the Insurance Subsidiaries’ domiciliary states. Tower has historically only received dividends from TRM and one of its Insurance Subsidiaries, TICNY, and anticipates no change in this practice. TICNY’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of New York. Under New York law, TICNY may pay dividends out of statutory earned surplus. In addition, the New York Insurance Department must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding 12 months, exceeds the lesser of (1) 10% of TICNY’s policyholder’s surplus as shown on its latest statutory financial statement filed with the New York Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months. TICNY declared approximately $5.2 million, $8.5 million, and $4.6 million in dividends to Tower in 2008, 2007 and 2006, respectively. As of December 31, 2008, the maximum distribution that our Insurance Subsidiaries could pay without prior regulatory approval was approximately $17.1 million. The other Insurance Subsidiaries are subject to similar restrictions, usually related to policyholders’ surplus, unassigned funds or net income, and notice requirements of their domiciliary state.

Risk-Based Capital Regulations

The Insurance Departments require domestic property and casualty insurers to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow the Insurance Departments to identify potential weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). At December 31, 2008 risk-based capital levels of our Insurance Subsidiaries exceeded the minimum level that would trigger regulatory attention. In their 2008 statutory statements, our Insurance Subsidiaries complied with the NAIC’s risk-based capital reporting requirements.

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

In none of the past five years has the assessment in any year levied against our Insurance Subsidiaries been material. Property and casualty insurance company insolvencies or failures may result in additional security fund assessments to our Insurance Subsidiaries at some future date. At this time we are unable to determine the impact, if any such assessments may have on the consolidated financial position or results of operations. We have established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings and assessments by the various workers’ compensation funds. See “Note 20.—Commitments and Contingencies” in the notes to our audited consolidated financial statements included elsewhere in this report.

Residual Market Plans

Our Insurance Subsidiaries are required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. These pools generally provide insurance coverage for workers’ compensation, personal and commercial automobile and property-related risks.

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

Available Information

The address for our internet website is www.twrgrp.com. We make available, free of charge through our internet site, our annual report on Form 10-K, annual report to shareholders, quarterly reports on Form 10-Q and current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish it to, the SEC.

Note on Forward-Looking Statements

Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Form 10-K may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and to the insurance sector in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the Federal securities laws or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described under “Risk Factors” and the following:

•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	developments that may delay or limit our ability to enter new markets as quickly as we anticipate;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	the effects of acts of terrorism or war;

•	developments in the world’s financial and capital markets that adversely affect the performance of our investments;

•	changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	changes in acceptance of our products and services, including new products and services;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	changes in the percentage of our premiums written that we cede to reinsurers;

•	decreased demand for our insurance or reinsurance products;

•	loss of the services of any of our executive officers or other key personnel;

•	the effects of mergers, acquisitions and divestitures;

•	changes in rating agency policies or practices;

•	changes in legal theories of liability under our insurance policies;

•	changes in accounting policies or practices;

•	changes in general economic conditions, including inflation, interest rates and other factors;

•	unanticipated difficulties in combining Tower, CastlePoint and, following the completion of its acquisition by Tower, Hermitage;

•	disruptions in Tower’s, CastlePoint’s and Hermitage’s respective businesses arising from the anticipation of the transactions and the integration of Tower, CastlePoint and, following the completion of its acquisition by Tower, Hermitage;

•	increases in Tower’s exposure to risk of loss arising from the merger;

•	the possibility that Tower will incur significant charges to write down the goodwill and intangibles to be established in the CastlePoint merger or the Hermitage acquisition if CastlePoint’s or Hermitage’s businesses do not perform well or Tower does not integrate CastlePoint’s and Hermitage’s business successfully;

•	potential payments made to dissenting CastlePoint shareholders in respect of their shares, which could exceed the amount of consideration otherwise due to them under the terms of the merger agreement or permit Tower to terminate the merger agreement in certain circumstances; and

•	the absence at Hermitage, following the completion of its acquisition by Tower, of the internal control over financial reporting meeting the standard that is required of a publicly traded company.

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

This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Form 10-K. See “Business—Note on Forward-Looking Statements.”

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

Although loss reserves on property lines of business tend to be relatively predictable from an actuarial standpoint, the reserving process for losses on the liability coverage portions of our commercial and personal lines policies possesses characteristics that make case and IBNR reserving inherently less susceptible to accurate actuarial estimation. Unlike property losses, liability losses are claims made by third parties of which the policyholder may not be aware and therefore may be reported a significant amount of time, sometimes years, after the occurrence. As liability claims most often involve claims of bodily injury, assessment of the proper case reserve is a far more subjective process than claims involving property damage. In addition, the determination of a case reserve for a liability claim is often without the benefit of information, which develops slowly over the life of the claim and can subject the case reserve to substantial modification well after the claim was first reported. Numerous factors impact the liability case reserving process, including venue, the amount of monetary damage, the permanence of the injury, and the age of the claimant among other factors.

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

Many of our quota share reinsurance agreements contain provisions for a ceding commission under which the commission rate that we receive varies inversely with the loss ratio on the ceded premiums, with higher commission rates corresponding to lower loss ratios and vice versa. The loss ratio depends on our estimate of the loss and loss adjustment expense reserves on the ceded business. As a result, the same uncertainties associated with estimating loss and loss adjustment expense reserves affect the estimates of ceding commissions earned. If and to the extent that we have to increase our reserves on the business that is subject to these reinsurance agreements, we may have to reduce the ceding commission rate, which would amplify the reduction in our net income in the period in which the increase in our reserves is made.

A substantial amount of our business currently comes from a limited geographical area. Any single catastrophe or other condition affecting losses in this area could adversely affect our results of operations.

Our Insurance Subsidiaries currently write the bulk of their business in the Northeast United States. As a result, a single catastrophe occurrence, destructive weather pattern, terrorist attack, regulatory development or other condition or general economic trend affecting the region within which we conduct our business could adversely affect our financial condition or results of operations more significantly than that of other insurance companies that conduct business across a broader geographical area. During our history, we have not experienced any single event that materially affected our results of operations. The most significant catastrophic event was Hurricane Ike, which occurred during the third quarter of 2008 in the Gulf of Mexico area, as a result of which we suffered $1,758,000 in net losses.

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

From time to time, market conditions have limited, and in some cases have prevented, insurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. These conditions could produce unfavorable changes in prices, reduced ceding commission revenue or other potentially adverse changes in the terms of reinsurance. Accordingly, we may not be able to obtain our desired amounts of reinsurance. In addition, even if we are able to obtain such reinsurance, we may not be able to obtain such reinsurance from entities with satisfactory creditworthiness or negotiate terms that we deem appropriate or acceptable.

Even if we are able to obtain reinsurance, our reinsurers may not pay losses in a timely fashion, or at all, which may cause a substantial loss and increase our costs.

As of December 31, 2008, we had a net balance due us from our reinsurers of $426.5 million, consisting of $272.6 million in reinsurance recoverables, $0.2 million in ceding commissions receivable and $153.7 million in prepaid reinsurance premiums. This amount is $121.3 million higher than our Insurance Subsidiaries’ statutory capital and surplus at that date. As a result of the acquisition of CastlePoint on February 5, 2009, the net balance, on a proforma basis as of December 31, 2008, due us is reduced to $148.1 million which is lower than our Insurance Subsidiaries statutory capital and surplus of $305.2 million. Since October 1, 2003, we have sought to manage our exposure to our reinsurers by placing our quota share reinsurance on a “funds withheld” basis and requiring any non-admitted reinsurers to collateralize their share of unearned premium and loss reserves. However, we have substantial recoverables from our pre-October 1, 2003 reinsurance arrangements that are uncollateralized, in that they are not supported by letters of credit, trust accounts, “funds withheld” arrangements or similar mechanisms intended to protect us against a reinsurer’s inability or unwillingness to pay. Our net exposure to our reinsurers totaled $75.2 million as of December 31, 2008. As of December 31, 2008, our largest net exposure to any one reinsurer, excluding CastlePoint, was approximately $13.3 million, related to Munich Re America which is rated A+ by A. M. Best Company. This amount is substantially collateralized. Because we remain primarily liable to our policyholders for the payment of their claims, in the event that one of our reinsurers under an uncollateralized treaty became insolvent or refused to reimburse us for losses paid, or delayed in reimbursing us for losses paid, our cash flow and financial results could be materially and adversely affected. As of December 31, 2008, our largest balance due from any one reinsurer, excluding CastlePoint, was approximately $41.6 million, which was due from Swiss Reinsurance America Corp. which is rated A+ by A. M. Best Company.

A decline in the ratings assigned by A. M. Best or other rating agencies to our insurance subsidiaries could affect our standing among brokers, agents and insureds and cause our sales and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best Company maintains a letter scale rating system ranging from “A++” (Superior) to “F” (In Liquidation). TICNY, TNIC, PIC, NEIC and MVIC are rated “A−” (Excellent) by A.M. Best Company, which is the fourth highest of 15 rating levels. These ratings are subject to, among other things, A.M. Best Company’s evaluation of our capitalization and performance on an ongoing basis including our management of terrorism and natural catastrophe risks, loss reserves and expenses, and there is no guarantee that our Insurance Subsidiaries will maintain their respective ratings.

Our ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best Company. A decline in a company’s ratings indicating reduced financial strength or other adverse financial developments can cause concern about the viability of the downgraded insurer among its agents, brokers and policyholders, resulting in a movement of business away from the downgraded carrier to other stronger or more highly rated carriers. Because many of our agents and brokers (whom we refer to as “producers”) and policyholders purchase our policies on the basis of our current ratings, the loss or reduction of any of our ratings will adversely impact our ability to retain or expand our policyholder base. The objective of the rating agencies’ rating systems is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. Our ratings reflect the rating agencies’ opinion of our financial strength and are not evaluations directed to investors in our common stock, nor are they recommendations to buy, sell or hold our common stock.

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

Our location and amount of business written in New York City and adjacent areas by our Insurance Subsidiaries may expose us to losses from terrorism. U.S. insurers are required by state and Federal law to offer coverage for terrorism in certain lines.

Although our Insurance Subsidiaries are protected by the federally funded terrorism reinsurance, there is a substantial deductible that must be met, the payment of which could have an adverse effect on our results of operations. See—“Business—Reinsurance.” As a consequence of this legislation, potential losses from a terrorist attack could be substantially larger than previously expected, could also adversely affect our ability to obtain reinsurance on favorable terms, including pricing, and may affect our underwriting strategy, rating, and other elements of our operation.

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

Our products are marketed by independent producers. Other insurance companies compete with us for the services and allegiance of these producers. These producers may choose to direct business to our competitors, or may direct less desirable risks to us. Approximately 70% of the 2008 gross premiums written, including premiums produced by TRM on behalf of its issuing companies, were produced by our top 108 producers, representing 10% of our active agents and brokers. These producers each have annual written premiums of $1.0 million or more. As we build a broader territorial base, the number of producers with significant premium volumes with Tower is increasing.

Our largest producers in 2008 were Morstan General Agency and Northeast Agencies. In the year ended December 31, 2008, these producers accounted for 10% and 9%, respectively, of the total of our gross premiums written. No other producer was responsible for more than 5% of our gross premiums written.

With the closing of the CastlePoint transactions, we have also added program underwriting agents who may become significant producers. A significant decrease in business from, or the entire loss of, our largest producer or several of our other large producers would cause us to lose premium and require us to seek alternative producers or to increase submissions from existing producers. In the event we are unable to find replacement producers or increase business produced by our existing producers, our premium revenues would decrease and our business and results of operations would be materially and adversely affected.

Our reliance on producers subjects us to their credit risk.

With respect to the premiums produced by TRM for its issuing companies and a limited amount of premium volume written by our Insurance Subsidiaries, producers collect premium from the policyholders and forward them to TRM and our Insurance Subsidiaries. In most jurisdictions, when the insured pays premiums for these policies to producers for payment over to TRM or our Insurance Subsidiaries, the premiums are considered to have been paid under applicable insurance laws and regulations and the insured will no longer be liable to us for those amounts, whether or not we have actually received the premiums from the producer. Consequently, we assume a degree of credit risk associated with producers. Although producers’ failures to remit premiums to us have not caused a material adverse impact on us to date, there have been instances where producers collected premium but did not remit it to us, and we were nonetheless required under applicable law to provide the coverage set forth in the policy despite the absence of premium. Because the possibility of these events is dependent in large part upon the financial condition and internal operations of our producers, which in most cases is not public information, we are not able to quantify the exposure presented by this risk. If we are unable to collect premiums from our producers in the future, our financial condition and results of operations could be materially and adversely affected.

We operate in a highly competitive environment.  If we are unsuccessful in competing against larger or more well-established rivals, our results of operations and financial condition could be adversely affected.

The property and casualty insurance industry is highly competitive and has historically been characterized by periods of significant pricing competition alternating with periods of greater pricing discipline, during which competition focuses on other factors. Beginning in 2000, the market environment was increasingly favorable as rates increased significantly. During the latter part of 2004 and throughout 2005, increased competition in the marketplace became evident and, as a result, average annual rate increases became moderate. The catastrophe losses of 2004 and 2005 produced increased pricing and reduced capacity for insurance of catastrophe-exposed property. However, a softening of the non-catastrophe-exposed market in 2006 and 2007 has led to more aggressive pricing in specific segments of the commercial lines business, particularly in those lines of business and accounts with larger annual premiums. The Insurance Information Institute indicates that the industry-wide change in net premiums written in the Property & Casualty industry in 2007 decreased to a zero growth (0.0 percent) condition. A.M. Best Company reported that the industry-wide change in net premiums written in the property and casualty industry was -1.2% in 2007 compared to -3.9% in 2006 and is estimated to decline -0.4% in 2008.

The new capacity that had entered the market had placed more pressure on production and profitability targets. A. M. Best had stated that industry policyholder surplus grew for five consecutive years; 2003-2007. The increase in industry policyholders’ surplus as estimated by A.M. Best Company was 9.0% in 2007 compared to 14.9% in 2006. However, policyholder surplus is estimated to have declined by 16% in 2008 to $438 billion from its peak in 2007. This places the premium-to-surplus ratio at 0.94:$1.00 at year-end 2008.

Competition driven by strong earnings and capital gains can be projected to moderate as economic conditions impacting those sources deteriorate. Overall capacity and declining underwriting profits may result in a lessening of competitive pressure from other insurers that previously sought to expand the types or amount of business they write. This may cause a shift in focus by some insurers from an interest in market share to increase their concentration on underwriting discipline. We attempt to compete based primarily on products offered, service, experience, the strength of our client relationships, reputation, speed of claims payment, financial strength, ratings, scope of business, commissions paid and policy and contract terms and conditions. There are no assurances that in the future we will be able to retain or attract customers at prices which we consider to be adequate.

In our commercial and personal lines admitted business segments, we compete with major U.S. insurers and certain underwriting syndicates, including large national companies such as Travelers Companies, Inc., Allstate Insurance Company and State Farm Insurance; regional insurers such as OneBeacon Insurance Company, Selective Insurance Company, Harleysville Insurance Company, Hanover Insurance and Peerless Insurance Company and smaller, more local competitors such as Greater New York Mutual, Magna Carta Companies and Utica First Insurance Company. Our non-admitted binding authority and brokerage business with general agents competes with Scottsdale Insurance, Admiral Insurance, Mt. Hawley Insurance, Insurance, Navigators Insurance, Essex Insurance, Colony Insurance, Century Surety, Nautilus, RLI, U.S. Liability and Burlington Insurance.

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

In addition to our recent acquisitions of Preserver and CastlePoint, we plan to continue to expand our licensing or acquire other insurance companies with multi-state property and casualty licensing in order to expand our product and service offerings geographically. We also intend to continue to acquire books of business that fit our underwriting competencies from competitors, managing agents and other producers and to acquire other insurance companies. This expansion strategy may present special risks:

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

We invest the premium we receive from policyholders until it is needed to pay policyholder claims or other expenses. At December 31, 2008, our invested assets consisted of $530.2 million in fixed maturity securities and $10.8 million in equity securities at fair value. Additionally, we held $136.3 million in cash and cash equivalents. In 2008, we earned $34.6 million of net investment income representing 7.1% of our total revenues and 38.6% of our pre-tax income, after taking into effect net realized losses on investments of $14.4 million. At December 31, 2008, we had unrealized losses of $53.2 million which could change significantly depending on changes in market conditions. Our funds are invested by two professional investment advisory management firms under the direction of our management team in accordance with detailed investment guidelines set by us. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. (Interest rate risk is discussed below under the heading, “We may be adversely affected by interest rate changes.”) In particular, the volatility of our claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business. The 2008 year was significantly impacted by mortgage performance and the worldwide market dislocations. We recognized net realized capital losses for 2008 which amounted to $14.4 million and included OTTI charges of $22.7 million. The OTTI charges were primarily the result of mortgage-backed securities and corporate bonds. As a result of the worldwide market volatility and the current credit crisis, we may experience difficulty in determining accurately the value of our various investments.

We may be adversely affected by interest rate changes.

Our operating results are affected, in part, by the performance of our investment portfolio. General economic conditions affect the markets for interest-rate-sensitive securities, including the level and volatility of interest rates and the extent and timing of investor participation in such markets. Unexpected changes in general economic conditions could create volatility or illiquidity in these markets in which we hold positions and harm our investment return. Our investment portfolio contains interest rate sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. A significant increase in interest rates could have a material adverse effect on our financial condition or results of operations. Generally, bond prices decrease as interest rates rise. Changes in interest rates could also have an adverse effect on our investment income and results of operations. For example, if interest rates decline, investment of new premiums received and funds reinvested will earn less than expected.

As of December 31, 2008, mortgage-backed securities constituted approximately 18.9% of our invested assets, including cash and cash equivalents. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. When interest rates fall, mortgage-backed securities may be prepaid more quickly than expected and the holder must reinvest the proceeds at lower interest rates. Our mortgage-backed securities currently consist of securities with features that reduce the risk of prepayment, but there is no guarantee that we will not invest in other mortgage-backed securities that lack this protection. In periods of increasing interest rates, mortgage-backed securities are prepaid more slowly, which may require us to receive interest payments that are below the interest rates then prevailing for longer than expected.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

Changes in interest rates may also affect our business in other ways. Lower interest rates may result in lower sales of certain insurance and investment products of our customers, which would reduce the demand for our reinsurance of these products.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements and/or cover losses, we may need to raise additional funds through financings or curtail our growth. Based on our current operating plan, we believe our current capital will support our operations without the need to raise additional capital. However, we cannot provide any assurance in that regard, since many factors will affect our capital needs and their amount and timing, including our growth and profitability, our claims experience, and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. As a result of the current crisis in the global capital markets, if we had to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of holders of our common stock. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

The regulatory system under which we operate, and potential changes thereto, could have a material adverse effect on our business.

Our Insurance Subsidiaries are subject to comprehensive regulation and supervision in their respective jurisdictions of domicile. The purpose of the insurance laws and regulations is to protect insureds, not our stockholders. These regulations are generally administered by the Insurance Departments in which the individual insurance companies are domiciled and relate to, among other things:

•	standards of solvency, including risk based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	required methods of accounting;

•	rate and form regulation pertaining to certain of our insurance businesses;

•	mandating certain insurance benefits

•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies; and

•	transactions with affiliates.

Significant changes in these laws and regulations could make it more expensive to conduct our business. The Insurance Subsidiaries’ domiciliary state Insurance Departments, and, with respect to the acquisition of CastlePoint, the Bermuda Monetary Authority, also conduct periodic examinations of the affairs of their domiciled insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.

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

In recent years, the U.S. insurance regulatory framework has come under increased Federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the National Association of Insurance Commissioners (“NAIC”), which is an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly re-examine existing laws and regulations, often focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our financial condition or results of operations. The highly publicized investigations of the insurance industry by state and other regulators and government officials in recent years have led to, and may continue to lead to, additional legislative and regulatory requirements for the insurance industry and may increase the costs of doing business.

The activities of TRM are subject to licensing requirements and regulation under the laws of New York, New Jersey and other states where it does business. TRM’s business depends on the validity of, and continued good standing under, the licenses and approvals pursuant to which it operates, as well as compliance with pertinent regulations. As of February 5, 2009, the date of closing of our acquisition of CastlePoint, our activities became subject to certain licensing requirements and regulation under the laws of Bermuda.

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

Our international operations are subject to regulation in the jurisdictions in which they operate, which in many ways is similar to that of the state regulation outlined above. Many of our customers and independent sales intermediaries also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes could have a material adverse effect on our financial condition and results of operations.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect us by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued. The effects of this and other unforeseen emerging claim and coverage issues are extremely hard to predict and could adversely affect us.

If the assessments we are required to pay are increased drastically, our results of operations and financial condition will suffer.

Our Insurance Subsidiaries are required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Our Insurance Subsidiaries are subject to assessments in the states where we do business for various purposes, including the provision of funds necessary to fund the operations of the Insurance Department and insolvency funds. In 2008, the Insurance Subsidiaries were assessed approximately $2.5 million by various state insurance-related agencies. These assessments are generally set based on an insurer’s percentage of the total premiums written in a state within a particular line of business. The Company is permitted to assess premium surcharges on workers’ compensation policies that are based on statutorily enacted rates. However, assessments by the various workers’ compensation funds have recently exceeded the permitted surcharges resulting in reduction of expenses of $0, $2.2 million, and

$0.1 million in 2008, 2007 and 2006, respectively. As of December 31, 2008, the liability for the various workers’ compensation funds, which includes amounts assessed on workers’ compensation policies, was $0.4 million for our Insurance Subsidiaries. As our company grows, our share of any assessments may increase. However, we cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments could have a material adverse effect on our financial condition or results of operations.

Our ability to meet ongoing cash requirements and pay dividends may be limited by our holding company structure and regulatory constraints.

Tower is a holding company and, as such, has no direct operations of its own. Tower does not expect to have any significant operations or assets other than its ownership of the shares of its operating subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our stockholders. Tower has historically only taken dividends out of TRM and TICNY and anticipates no change in this practice. TICNY is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. As of December 31, 2008, the maximum amount of distributions that our Insurance Subsidiaries could pay to Tower without approval was $17.1 million. The inability of our Insurance Subsidiaries to pay dividends and other permitted payments in an amount sufficient to enable us to meet our cash requirements at the holding company level would have a material adverse effect on our operations and our ability to pay dividends to our stockholders. Accordingly, if you require dividend income you should carefully consider these risks before making an investment in our company.

Although we have paid cash dividends in the past, we may not pay cash dividends in the future.

We have a history of paying dividends to our stockholders when sufficient cash is available, and we currently intend to pay dividends in each quarter of 2009. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors, including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner previously discussed in this section. Also, there can be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

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

Combining Tower and CastlePoint may be costly and difficult and may cause disruption to the existing business operations.

The Tower and CastlePoint merger closed in February 2009. The companies agreed to merge their businesses with the expectation that the merger would result in various benefits, including, among other things, increased financial strength and capital flexibility, the redeployment of excess capital to primary insurance, diversification of revenues and distribution channels, improved corporate governance and operational synergies. The successful integration of independent businesses is a complex, costly and time-consuming process. Tower may not accomplish the integration of CastlePoint smoothly or successfully. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether Tower and CastlePoint are integrated in an efficient and effective manner, and general competitive factors in the marketplace. The diversion of the attention of the management team from current operations to focus on integration issues could prevent the combined company from realizing the full benefits of the merger. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact the combined company’s business, financial condition and operating results, as well as the market price of Tower common stock.

In addition, employees and producers may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain key executives, managers and other employees and producers.

Integrating Hermitage may be costly and difficult and may cause disruption to its business or the businesses of Tower and CastlePoint.

The Hermitage acquisition was completed in February, 2009. CastlePoint Re acquired Hermitage with the expectation that the Hermitage Acquisition would result in various benefits, including, among other things, diversification of revenues and distribution channels and operational synergies. Achieving the anticipated benefits of the Hermitage Acquisition is subject to a number of uncertainties, including whether Hermitage is integrated in an efficient and effective manner. The successful integration of independent businesses is a complex, costly and time-consuming process. CastlePoint and Tower may not accomplish the integration of Hermitage smoothly or successfully. The diversion of the attention of CastlePoint’s and Tower’s management teams from current operations and the integration of CastlePoint and Tower following the closing of the merger could prevent CastlePoint or the combined company from realizing the full benefits of the Hermitage Acquisition, disrupt the integration of CastlePoint and Tower and adversely affect CastlePoint’s and Tower’s businesses. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact Tower’s, CastlePoint’s and the combined company’s businesses, financial condition and operating results, as well as the market price of Tower common stock.

In addition, current employees and producers of Hermitage, Tower and CastlePoint may experience uncertainty about their future roles with the combined company, which might adversely affect the parties’ ability to retain key executives, managers and other employees and producers.

The market price of Tower common stock and Tower’s earnings per share may decline as a result of the merger with CastlePoint or the acquisition of Hermitage.

The market price of Tower common stock may decline as a result of, among other things, the merger with CastlePoint if Tower does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the merger on Tower’s financial results is not consistent with the expectations of financial or industry analysts. In addition, the failure to achieve expected benefits and unanticipated costs relating to the merger could reduce Tower’s future earnings per share. Likewise the market price of Tower common stock may decline as a result of, among other things, the acquisition of Hermitage if it does not result in the achievement of the desired benefits as rapidly or to the extent anticipated by financial or industry analysts, or if the effect of the acquisition on Tower’s financial results is not consistent with the expectations of financial or industry analysts.

If CastlePoint’s or Hermitage’s businesses do not perform well or Tower does not integrate the business successfully, Tower may incur significant charges to write down the goodwill and other intangible assets established in the merger.

As a result of the acquisition of CastlePoint and Hermitage, Tower expects to increase its goodwill and other intangible assets in the range of $160 million to $175 million. Tower will not know the exact amount of the goodwill that will be recorded until after the purchase accounting adjustments to assets and liabilities have been finalized. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets must be tested at least annually for impairment and, if it is determined that the goodwill and other intangible assets have been impaired, the goodwill and the other intangible assets, as the case may be, must be written down by the amount of the impairment, with a corresponding charge to net income. If either CastlePoint or Hermitage’s businesses do not perform well following the merger and the acquisition, or if CastlePoint or Hermitage is unable to integrate successfully into Tower’s operations, Tower may incur significant charges to net income to write down the goodwill and other intangible assets established as a result of those transaction, which could have a material adverse effect on its results of operations or financial condition, as well as on the market price of its common stock.

As a result of the merger with CastlePoint, Tower will be exposed to greater risk of loss and thus may wish to utilize more third party reinsurers, but such reinsurers may not offer reinsurance on terms acceptable to Tower.

Since 2006, CastlePoint had provided Tower with a stable source of reinsurance capacity and has reinsured a large volume of Tower’s insurance risk. As a result of the merger, Tower will again be exposed to risk of loss on all of the business that it has ceded to CastlePoint, other than amounts that CastlePoint has retroceded to other reinsurers, and Tower’s risk of suffering a large loss will be greater. Accordingly, Tower may wish to locate other sources of reinsurance. However, the availability and pricing of reinsurance varies over time, and there is no guarantee that Tower will be able to obtain sufficient amounts of reinsurance protection from creditworthy reinsurers at pricing levels and upon other terms that Tower finds acceptable. The inability to obtain reinsurance upon favorable terms may limit Tower’s ability to write primary insurance business, increase its costs and/or expose it to greater risk of loss on the business that it writes.

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

Our results of operations and revenues may fluctuate as a result of many factors, including cyclical changes in the insurance industry, which may cause the price of Tower securities issued to investors to be volatile.

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

The supply of insurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity alternating with periods when shortages of capacity permitted favorable premium levels. Significant amounts of new capital flowing into the insurance and reinsurance sectors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly, and we expect to experience the effects of such cyclicality.

This cyclicality could have a material adverse effect on our results of operations and revenues, which may cause the price of Tower securities issued to investors to be volatile.

Risk Factors Relating to Disruptions in the Financial Markets and the Recession

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

Our results of operations are materially affected by conditions in the capital markets and the economy generally. The stress experienced by capital markets that began in the second half of 2007 continued and substantially increased throughout 2008 and has continued into 2009. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit markets, and a wide range of financial institutions, markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. Equity markets have also been experiencing heightened volatility and turmoil, with issuers that have exposure to the credit markets particularly affected. These events and the continuing market upheavals may have an adverse effect on us. Our revenues may decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged market disruptions we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. The federal government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis, including, but not limited to, the development of an economic stimulus package to fuel government spending and stimulate the U.S. economy. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.

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

Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the investment portfolio and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. Our investment portfolio also has significant exposure to risks associated with mortgage-backed securities. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment.

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

We have categorized our fixed maturity and equity securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. SFAS 157 defines the input levels as follows:

Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities traded in active markets. Included are those investments traded on an active exchange, such as the NASDAQ Global Select Market.

Level 2—Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs. Included are investments in U.S. Treasury securities and obligations of U.S. government agencies, together with municipal bonds, corporate debt securities, commercial mortgage and asset-backed securities and certain residential mortgage-backed securities that are generally investment grade.

Level 3—Inputs to the valuation methodology are unobservable for the asset or liability and are significant to the fair value measurement. Material assumptions and factors considered in pricing investment securities may include projected cash flows, collateral performance including delinquencies, defaults and recoveries, and any market clearing activity or liquidity circumstances in the security or similar securities that may have occurred since the prior pricing period. Included in this valuation methodology are investments in certain mortgage-backed and asset-backed securities.

At December 31, 2008, approximately 1.0%, 95.7%, and 3.3% of these securities represented Level 1, Level 2 and Level 3, respectively. The availability of observable inputs varies and is affected by a wide variety of factors. When the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. The degree of judgment exercised by management in determining fair value is greatest for investments categorized as Level 3. For investments in this category, we consider prices and inputs that are current as of the measurement date.

During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example, non-agency residential mortgage backed securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Some of our investments are relatively illiquid and are in asset classes that have been experiencing significant market valuation fluctuations.

We hold certain investments that may lack liquidity, such as non-agency residential mortgage backed securities, subprime mortgage backed securities and commercial mortgage backed securities rated below AA. These asset classes represented 2.7% of the carrying value of our total cash and invested assets as of December 31, 2008. Even some of our very high quality assets have been more illiquid as a result of the recent challenging market conditions.

The reported value of our relatively illiquid types of investments, our investments in the asset classes described in the paragraph above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we would be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices.

The determination of the amount of allowances and impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position.

The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.

For example, the cost of our fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value.

Our management regularly reviews our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, management considers, among other criteria: (i) the current fair value compared to amortized cost or cost, as appropriate; (ii) the length of time the security’s fair value has been below amortized cost or cost; (iii) specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments; (iv) management’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in value to cost; (v) specific cash flow estimations for certain mortgage-backed securities; and (vi) current economic conditions.

Gross unrealized losses may be realized or result in future impairments.

Our gross unrealized losses on fixed maturity securities at December 31, 2008 were $59.4 million pre-tax and the amount of gross unrealized losses on securities that have been in an unrealized loss position for twelve months or more is approximately $32.3 million pre-tax. Realized losses or impairments may have a material adverse impact on our results of operation and financial position.

The current recession could adversely affect our business.

The current recession has led businesses and individuals to reduce their expenditures for insurance products. In addition, as the rate of failure of businesses increases, our business could be adversely affected by the loss of customers and shrinkage of our target markets. A large portion of revenues are derived from insurance policies issued to small and medium-sized businesses. Because of their size, small and medium-sized businesses tend to be more vulnerable to changes in economic conditions. The recent dislocations in the financial markets also could have a disproportionate impact on the economy of the New York City region. Although we have diversified our business geographically in recent years, we still derive a significant portion of our revenues from insurance provided to businesses and individuals in New York City and the surrounding area. Accordingly, we may be disproportionately exposed to the adverse effects of a recession compared to other insurance companies.

If our business does not perform well, we may be required to recognize an impairment of our goodwill, intangible or other long-lived assets or to establish a valuation allowance against the deferred income tax asset, which could adversely affect our results of operations or financial condition.

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the reporting units to which the goodwill relates. The estimated fair value of the acquired net assets is impacted by the ongoing performance of the related business. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to income. Such write downs could have a material adverse effect on our results of operations or financial position.

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

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate taxable capital gains. If based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position.

Risk Factors Relating to Taxation

Most or all of CastlePoint’s earnings following the merger will be taxed by the United States.

As a result of the merger with Tower, CastlePoint’s non-U.S. operations will be treated as a U.S. taxpayer for U.S. tax purposes. Under the applicable tax rules, most or all of CastlePoint’s income following the merger will be included as taxable income by Tower and hence be subject to U.S. taxation.

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments as of December 31, 2008.

Item 2.  Properties

We lease approximately 118,500 square feet of space at 120 Broadway, New York, New York, which consists of the 30th and 31st floors and part of the 29th floor. The lease will end on December 31, 2021. See Note 18—“Commitments and Contingencies” in the notes to our audited consolidated financial statements included elsewhere in this report.

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

In addition to litigation arising from the policies we issue, as with any Company actively engaged in business, from time to time we may be involved in litigation involving non-policyholders such as vendors or other third parties with whom we have entered into contracts and out of which disputes have arisen, or litigation arising from employment-related matters, such as actions by employees claiming unlawful treatment or improper termination. There are no suits of a material nature presently pending against us.

Item 4.  Submission Of Matters To A Vote Of Security Holders

On or about December 22, 2008, a joint proxy statement/prospectus was mailed to the stockholders of Tower notifying the stockholders of a special meeting of stockholders to be held on January 28, 2009, which we refer to as the “Tower special meeting.” At the Tower special meeting, stockholders of Tower were asked (1) to consider and vote upon a proposal to approve an amendment to the amended and restated certificate of incorporation of Tower to increase the maximum number of authorized shares of Tower common stock from 40,000,000 shares to 100,000,000 shares, which we refer to as the “charter amendment,” (2) to consider and vote upon a proposal to approve the issuance of shares of Tower common stock pursuant to the Agreement and Plan of Merger, dated as of August 4, 2008, by and among Tower, Ocean I Corporation and CastlePoint Holdings, Ltd., which we refer to as the “share issuance,” (3) to approve the adjournment of the Tower special meeting for the solicitation of additional proxies, if necessary, which we refer to as the “adjournment of the Tower special meeting,” and (4) to transact any other business as may properly come before the Tower special meeting or any adjournment of the Tower special meeting.

There were 19,715,670 shares present in person or by proxy at the Tower special meeting, which represented 84.5% of the shares entitled to vote at the Tower special meeting. The Tower special meeting was held on January 28, 2009 and the vote with respect to each proposal submitted to the stockholders of Tower at the Tower special meeting was as follows:

				Broker
Proposal	For	Against	Abstain	Non-Votes
Charter Amendment	19,478,124	196,737	40,809	—
Share Issuance	19,640,104	64,901	10,625	—
Adjournment of the Tower special meeting	19,101,722	604,420	9,528	—

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shareholders

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “TWGP”. We have one class of authorized common stock for 100,000,000 shares at a par value of $0.01 per share.

In December 2006, we issued 40,000 shares of a perpetual preferred stock for $40.0 million less $0.4 million of issuance costs. On January 26, 2007, the perpetual preferred stock was redeemed in full.

As of March 4, 2009, there were 40,146,994 common shares issued and outstanding that were held by 121 shareholders of record.

Price Range of Common Stock and Dividends Declared

The high and low sales prices for quarterly periods from January 1, 2007 through December 31, 2008 as reported by the NASDAQ were as follows:

			Common
			Stock
			Dividends
	High	Low	Declared
2008
First quarter	$33.73	$23.17	$0.050
Second quarter	28.26	21.03	0.050
Third quarter	27.53	17.83	0.050
Fourth quarter	28.69	15.76	0.050
2007
First quarter	$35.93	$28.10	$0.025
Second quarter	33.32	29.44	0.025
Third quarter	32.57	24.11	0.050
Fourth quarter	35.50	27.02	0.050

Dividend Policy

The Company paid quarterly dividends of $0.05 per share on March 27, 2008, June 27, 2008, September 26, 2008 and December 26, 2008. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our Board of Directors deems relevant.

Tower is a holding company and has no direct operations. Its ability to pay dividends depends, in part, on the ability of our Insurance Subsidiaries and TRM to pay dividends to it. Our Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See “Business—Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Pursuant to the terms of the subordinated debentures underlying our trust preferred securities, we and our subsidiaries cannot declare or pay any dividends if we are in default of or if we have elected to defer payments of interest on those debentures.

The Company declared dividends on common and preferred stock as follows:

($ in thousands)	2008	2007
Common stock dividends declared	$4,560	$3,444
Preferred stock dividends declared	—	298

Total dividends declared	$4,560	$3,742

Perpetual preferred stock was issued in December 2006 that was not cumulative and not mandatorily redeemable, and its dividends were recorded as a reduction to stockholders’ equity. The perpetual preferred stock dividend in 2007 was $298,000. The perpetual preferred stock was redeemed in full on January 26, 2007.

In 2008, the Company purchased 13,166 shares of its common stock from employees in connection with the vesting of restricted stock issued in connection with its 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.

The following table summarizes the Company’s stock repurchases for the three-month period ended December 31, 2008 and represents employees’ withholding tax obligations on the vesting of restricted stock.

			Total Number of Shares	Maximum Number (or
	Total Number		Purchased as Part of	Approximate Dollar
	of Shares	Average Price	Publicly Announced Plans	Value) of Shares that May
Period	Purchased	Paid per Share	or Programs	Yet Be Purchased Under
October 1 - 31, 2008	407	$19.01	—	$—
November 1 - 30, 2008	—	—	—	—
December 1 - 31, 2008	173	24.04	—	—

Total	580	$20.51	—	$—

Item 6. Selected Consolidated Financial Information

The selected consolidated income statement data for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 are derived from our audited financial statements included elsewhere in this document, which have been prepared in accordance with GAAP and have been audited by Johnson Lambert & Co. LLP, our independent registered public accounting firm. You should read the following selected consolidated financial information along with the information contained in this document, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	For the year ended December 31,
	2008	2007	2006	2005	2004
	($ in thousands, except share and per share amounts)
Income Statement Data
Gross premiums written	$634,820	$524,015	$432,663	$300,107	$177,766
Ceded premiums written	290,777	264,832	187,593	88,325	79,691

Net premiums written	344,043	259,183	245,070	211,782	98,075

Net premiums earned	314,551	286,106	223,988	164,436	45,564
Ceding commission revenue	79,162	71,010	43,130	25,218	39,983
Insurance services revenue	68,156	33,300	7,973	14,103	16,381
Policy billing fees	2,347	2,038	1,134	892	679
Net investment income	34,568	36,699	23,026	14,983	5,070
Net realized gains (losses) on investments	(14,354)	(17,511)	12	122	13

Total revenues	484,430	411,642	299,263	219,754	107,690
Losses and loss adjustment expenses	162,739	157,906	135,125	96,614	27,060
Operating expenses:
Direct and ceding commission expenses	132,445	101,030	60,558	43,839	32,825
Other operating expenses(1)	91,491	77,319	53,675	42,632	29,954
Interest expense	8,449	9,290	6,870	4,853	3,128

Total expenses	395,124	345,545	256,228	187,938	92,967
Other Income Equity in unconsolidated affiliate	269	2,438	914	—	—
Gain from issuance of common stock by unconsolidated affiliate	—	2,705	7,883	—	—
Warrant received from unconsolidated affiliate	—	—	4,605	—	—

Income before income taxes	89,575	71,240	56,437	31,816	14,723
Income tax expense	32,102	26,158	19,673	11,062	5,694

Net income	$57,473	$45,082	$36,764	$20,754	$9,029

Net income available to common stockholders	$57,473	$44,384	$36,552	$20,754	$9,029

Per Share Data
Basic earnings per share	$2.49	$1.95	$1.85	$1.06	$1.23
Diluted earnings per share	$2.47	$1.93	$1.82	$1.03	$1.06
Weighted average outstanding :
Basic	23,040,496	22,714,663	19,750,309	19,571,081	7,335,286
Diluted	23,250,642	22,968,097	20,147,318	20,147,073	8,565,815
Selected Insurance Ratios
Gross loss ratio(2)	49.9%	50.7%	55.0%	56.8%	55.2%
Gross underwriting expense ratio(3)	30.4%	29.2%	28.7%	30.8%	31.1%

Gross combined ratio(4)	80.3%	80.0%	83.7%	87.6%	86.3%

Net loss ratio(5)	51.7%	55.2%	60.3%	58.8%	59.4%
Net underwriting expense ratio(6)	30.7%	28.5%	27.3%	29.3%	16.2%

Net combined ratio(7)	82.4%	83.7%	87.6%	88.1%	75.6%

	As of December 31,
	2008	2007	2006	2005	2004
	($ in thousands, except share and per share amounts)
Summary Balance Sheet Data
Cash and cash equivalents	$136,253	$77,679	$100,598	$38,760	$55,201
Investments at fair value	540,973	619,068	464,020	357,173	227,008
Reinsurance recoverable	272,606	207,828	118,003	104,811	101,173
Deferred acquisition costs, net	53,080	39,271	35,811	29,192	18,740
Total assets	1,533,013	1,355,649	954,082	657,457	494,147
Reserve for losses and loss adjustment expenses	534,991	501,183	302,541	198,724	128,722
Unearned premium	328,847	272,774	227,017	157,779	95,505
Long-term debt and redeemable preferred stock	101,036	101,036	68,045	47,426	47,426
Total stockholders’ equity	335,204	309,387	223,920	144,822	129,447
Per Share Data:
Book value per share(8)	$14.36	$13.34	$9.23	$7.29	$6.56
Diluted book value per share(9)	$14.20	$13.22	$9.07	$7.16	$6.45
Dividends declared per share Common Stock	$0.20	$0.15	$0.10	$0.10	$0.03
Class A Stock	$—	$—	$—	$—	$0.11
Class B Stock	$—	$—	$—	$—	$0.11

(1)	Includes acquisition expenses and other underwriting expenses (which are general administrative expenses related to underwriting operations in our Insurance Subsidiaries) as well as other insurance services expenses (which are general administrative expenses related to insurance services operations).

(2)	The gross loss ratio is calculated by dividing gross losses (consisting of losses and loss adjustment expenses) by gross premiums earned.

(3)	The gross underwriting expense ratio is calculated by dividing gross underwriting expenses (consisting of direct commission expenses and other underwriting expenses net of policy billing fees) by gross premiums earned.

(4)	The gross combined ratio is the sum of the gross loss ratio and the gross underwriting expense ratio.

(5)	The net loss ratio is calculated by dividing net losses by net premiums earned.

(6)	The net underwriting expense ratio is calculated by dividing net underwriting expenses (consisting of direct commission expenses and other underwriting expenses net of policy billing fees and ceding commission revenue) by net premiums earned. Historically, the ceding commission revenue we earn on our ceded premiums has been higher than our expenses incurred to produce those premiums; our extensive use of quota share reinsurance has caused our net underwriting expense ratio to be lower than our gross underwriting expense ratio under GAAP.

(7)	The net combined ratio is the sum of the net loss ratio and the net underwriting expense ratio.

(8)	Book value per share is based on total common stockholders’ equity divided by common shares outstanding at year end.

(9)	Diluted book value per share is calculated based on total common stockholders’ equity divided by the sum of the number of shares of common stock outstanding plus the appropriate common stock equivalents for stock options, warrants and restricted stock using the treasury stock method.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Overview

We changed our presentation of our business results in the first quarter of 2008 by combining our previously reported insurance segment with our reinsurance segment based on the way management organizes the segments for making operating decisions and assessing profitability. This change in presentation results in the reporting of two operating segments. The prior period segment disclosures have been restated to conform to the current presentation.

We provide a broad range of property and casualty insurance products as well as reinsurance through our Insurance Subsidiaries, TICNY, TNIC, PIC, NEIC and MVIC. We also provide managing general underwriting, claims and other administration and reinsurance intermediary services through TRM, our insurance services subsidiary. We manage these operations through two business segments: insurance (commercial, personal lines underwriting and reinsurance), and insurance services (managing general agency, claims and other administration and reinsurance intermediary operations).

In our insurance segment, our Insurance Subsidiaries provide commercial and personal lines insurance policies to businesses and individuals. Our commercial lines products include commercial multiple-peril (provides both property and liability insurance), monoline general liability (insures bodily injury or property damage liability), commercial umbrella, monoline property (insures buildings, contents or business income), workers’ compensation and commercial automobile policies. Our personal lines products consist of homeowners, dwelling, personal automobile and other liability policies. With regard to our reinsurance activities, TICNY assumes reinsurance directly from the insurance companies for which TRM produces insurance premiums (which we refer to as TRM’s “issuing companies”), except CPIC, or indirectly from reinsurers that provide reinsurance coverage directly to these issuing companies.

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

Transactions With CastlePoint

We organized and sponsored CastlePoint with an initial investment of $15.0 million on February 6, 2006. Our investment ownership as of December 31, 2008 was approximately 6.7% of CastlePoint after CastlePoint raised $249.9 million in a private placement stock offering in 2006 and $114.8 million in a public stock offering in 2007. This percentage does not include a warrant from CastlePoint to purchase an additional 1,127,000 shares of common stock which we received on April 6, 2006.

Our insurance segment reports premiums that we produce as part of our brokerage business. In addition, the insurance segment includes premiums from the traditional and specialty pools that CPM manages for our Insurance Subsidiaries. Our insurance services segment records management fee income that we earn as a result of managing the brokerage business on behalf of CastlePoint. When shown in the consolidated results, this amount is included in total revenues. See “Business—Strategic Relationship and Agreements with CastlePoint and Reinsurance—CastlePoint” for a description of the various agreements between the Company and CastlePoint.

Acquisitions

CastlePoint

On February 5, 2009, we announced that we had completed the acquisition of CastlePoint in a transaction valued at approximately $533 million. This acquisition provides significant financial and operational benefits.

CastlePoint provides us with additional capital to support organic growth as well as external growth from acquisitions. From an operational standpoint, the CastlePoint acquisition provides us with access to program underwriting agents focused on specialty classes of business and to small insurance companies that need reinsurance solutions. While we have not written certain specialty classes of business in the past, CastlePoint is positioned to focus on specialty classes of business following its established underwriting process for all programs, treaties and risk-sharing arrangements.

Hermitage

On February 27, 2009, we completed the acquisition of HIG, Inc. (“Hermitage”), a specialty property and casualty insurance holding company, from a subsidiary of Brookfield Asset Management Inc. for $130 million. Hermitage offers both admitted and excess and surplus lines (“E&S”) products and wrote over $100 million of premiums in 2008. This transaction further expands our wholesale distribution system nationally and establishes a network of retail agents in the Southeast.

Preserver

On April 10, 2007, we completed the acquisition of 100% of the issued and outstanding stock of Preserver for a base purchase price of approximately $64.7 million. In addition, $12 million of Preserver’s trust preferred securities remain outstanding. Preserver was a privately-held company that offered products similar to ours in the Northeast, particularly in New Jersey, Maine and Massachusetts. Preserver’s insurance subsidiaries, PIC, NEIC and MVIC, are rated “A−” (Good) by A.M. Best Company. This transaction accelerated our regional expansion by allowing us to access Preserver’s approximately 250 agents, who produce business in various Northeastern states.

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

A.M. Best Company and the Insurance Information Institute have estimated that net written premiums for all U.S. property and casualty insurers fell by 0.4% in 2008. This followed a drop of 1% in 2007. The property and casualty industry’s net income was in excess of $60.0 billion in 2007 and is projected to be approximately $14.0 billion in 2008. The decrease was driven by a projected $21.5 billion underwriting loss, resulting from soft market conditions, weather-related losses and significantly adverse experience in the mortgage and financial guaranty sectors. Due to the impact of mortgage and financial guarantee losses, the projected industry combined ratio for 2008 is 104%. Without this segment, a 101.2% combined ratio would have been achieved. Due to limited catastrophe losses and the positive effect of reserve releases, the industry combined ratio for 2007 was 97.5%.

The Insurance Information Institute has projected the industry combined ratio for 2009 to be to 101%, assuming there is not a severe impact from weather-related catastrophe losses. Soft market conditions are anticipated to continue through the second quarter of 2009. However, we believe that aggressive competitive activity is lessening. As a result of projected increased combined ratios and continuing volatile market conditions; underwriting terms and conditions, including pricing are seen as stabilizing.

Our gross premiums written in 2008, 2007 and 2006 were $634.8 million, $524.0 million and $432.7 million, respectively. Premiums produced by TRM in 2008, 2007 and 2006 were $175.4 million, $85.1 million and $12.9 million, respectively.

The premium-to-surplus ratio has increased from 0.85:1 to 0.94:1 at year end 2008. Projections for 2009 indicate that while premium-to-surplus ratios have increased; sufficient capacity remains, assuming there are no continued investment losses and failures. We believe that reduced capitalization, decreased new business ventures, increased business declines, as well as negligible new home ownership will reduce the demand for small commercial and personal lines policies. As a result premium growth from mature market segments will likely slow and reduce slightly. We believe that new business and renewal retention will be influenced by economic factors as opposed to competitive forces within the insurance market. However, entry into new territories and business segments will promote growth for us in the transactional small and lower middle market commercial segments. We will continue to be less interested in the higher premium levels of the upper middle market which we believe will be challenged to maintain adequate pricing and produce a profitable result. We expect to continue to maintain underwriting discipline and selectivity in low to medium hazard classes of business, as well as to focus on premium adequacy and appropriate coverage terms. Our broad product line platform continues to allow us the opportunity to adjust our business mix in response to varying market conditions.

Principal Revenue and Expense Items

We derive our revenue from the premiums earned, ceding commissions, direct commission revenue, and fees and net investment income and net realized gains from investments.

Net premiums earned.  Premiums written include all premiums received by an insurance company during a specified accounting period, even if the policy provides coverage beyond the end of the year. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned is included in the unearned premium reserve and is realized as income in subsequent periods over the remaining term of the policy. Our policies typically have a term of 12 months. Thus, for example, for a policy that is written on July 1, 2008, one-half of the premiums would be earned in 2008 and the other half would be earned in 2009.

Net premiums earned are the earned portion of our net premiums written. Net premiums written are equal to the difference between gross premiums written and premiums ceded to reinsurers, or ceded premiums written. Our gross premiums (written and earned) are the sum of both direct and assumed premiums from our insurance segment. Throughout this Form 10-K, direct and assumed premiums (written or earned), separately or together, are also referred to as gross premiums.

Net investment income and realized gains and losses on investments.  We invest our statutory surplus and the funds supporting our insurance reserves (including unearned premium reserve and the reserves established to pay for losses and loss adjustment expenses) in cash, cash equivalents and securities. Our investment income includes interest and dividends earned on our invested assets. Realized gains and losses on invested assets are reported separately from net investment income. We earn realized gains when invested assets are sold for an amount greater than their amortized cost, in the case of fixed maturity securities, and cost, in the case of equity securities, and we recognize realized losses when invested assets are written down or sold for an amount less than their amortized cost or actual cost, as applicable.

Ceding commission revenues.  We earn ceding commission revenues (generally a percentage of the premiums ceded) on the gross premiums written that we cede to reinsurers under quota share reinsurance agreements.

Insurance services revenue.  Insurance service revenue consists of direct commission revenues and fees that include commissions earned by TRM on premiums produced by its managing general agency and fees earned from its claims administration, other administration services and reinsurance intermediary services. It also includes policy billing fees that we earn in the course of collecting premiums from our policyholders. This fee is charged primarily on policies written through our insurance segment.

Our expenses consist primarily of:

Losses and loss adjustment expenses.  We establish loss and loss adjustment expense (“LAE”) reserves in an amount equal to our estimate of the ultimate liability for claims under our insurance policies and the cost of adjusting and settling those claims. Our provision for loss and LAE reserves in any period, which is the expense recorded, includes estimates for losses incurred during the period and changes in estimates for prior periods.

Operating expenses.  In our insurance segment, we refer to the operating expenses that we incur to underwrite risks as underwriting expenses. Underwriting expenses consist of direct and ceding commission expenses and other underwriting expenses. In our insurance services segment, we refer to our operating expenses as insurance services expenses, which consist of direct commission expense and other insurance services expenses. On a consolidated basis, operating expenses for our two business segments are divided into direct and ceding commission expenses and other operating expenses as explained below:

Direct and ceding commission expenses.  We pay direct commission expense to our producers in our insurance segment for the premiums that they generate for us. Our managing general agency also pays direct commission expense to our producers in our insurance services segment. In addition, TICNY also pays ceding commission expense to TRM’s issuing companies for the reinsurance premiums that we assume in our insurance segment. Ceding commission is typically paid on quota share reinsurance agreements, but not on excess of loss reinsurance agreements.

Other operating expenses.  Other operating expenses consist of other underwriting expenses related to our Insurance Subsidiaries’ underwriting operations in our insurance segment and other insurance services expenses related to our managing general agency and reinsurance intermediary operations conducted through TRM in our insurance services segment. Other underwriting expenses consist of general administrative expenses such as salaries, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately and boards, bureaus and taxes, which are the assessments of statistical agencies for items such as rating manuals, rating plans and experience data, as well as state and local taxes based on premiums, licenses and fees, assessments for fire patrol and contributions to workers’ compensation and state and local security funds. Other insurance services expenses include general administrative expenses, principally reimbursements to TICNY for underwriting services, and exclude expenses that are incurred by TRM’s issuing companies such as boards, bureau and taxes. General administrative expenses related to claims administration services, which are billed on an hourly basis to TRM’s issuing companies, are also excluded.

Interest expense.  We pay interest on our loans, on our subordinated debentures and on segregated assets placed in trust accounts on a “funds withheld” basis in order to collateralize reinsurance recoverables. In addition, interest expense includes amortization of any debt issuance costs over the remaining term of our subordinated debentures.

Income taxes.  We pay Federal, state and local income taxes and other taxes.

Measurement of Results

We use various measures to analyze the growth and profitability of our business segments. In the insurance segment, we measure growth in terms of gross, ceded and net premiums written and we measure underwriting profitability by examining our loss, expense and combined ratios. We also measure our gross and net written premiums to surplus ratios to measure the adequacy of capital in relation to premiums written. In the insurance services segment, we measure growth in terms of premiums produced by TRM on behalf of other insurance companies as well as fee and commission revenue received, and we analyze profitability by evaluating income before taxes and the size of such income relative to our Insurance Subsidiaries’ net premiums earned. On a consolidated basis, we measure profitability in terms of net income and return on average equity.

Premiums written.  We use gross premiums written to measure our sales of insurance products and, in turn, our ability to generate ceding commission revenues from premiums that we cede to reinsurers. Gross premiums written also correlates to our ability to generate net premiums earned.

Loss ratio.  The loss ratio is the ratio of losses and LAE expenses incurred to premiums earned and measures the underwriting profitability of a company’s insurance business. We measure our loss ratio on a gross (before reinsurance), and net (after reinsurance) basis. We also measure the loss ratio on the ceded portion (the difference between gross and net premium) for our insurance segment. We use the gross loss ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. We use the loss ratio on the ceded portion of our insurance segment to measure the experience on the premiums that we cede to reinsurers, including the premiums ceded under our quota share treaties. Since 2001, the loss ratio on such ceded business has determined the ceding commission rate that we earn on ceded premiums. Our net loss ratio is meaningful in evaluating our financial results, which are net of ceded reinsurance, as reflected in our consolidated financial statements. In addition, we use accident year and calendar year loss ratios to measure our underwriting profitability. An accident year loss ratio measures losses and LAE for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premiums earned during that year. A calendar year loss ratio measures losses and LAE for insured events occurring during a particular year and the changes in estimates in loss reserves from prior accident years as a percentage of premiums earned during that year.

Underwriting expense ratio.  The underwriting expense ratio is the ratio of direct and ceding commission expenses and other underwriting expenses less policy billing fees and other administration revenue to premiums earned. The underwriting expense ratio measures a company’s operational efficiency in producing, underwriting and administering its insurance business. Due to our historically high levels of reinsurance, we calculate our underwriting expense ratio on a gross basis (before the effect of ceded reinsurance) and a net basis (after the effect of ceded reinsurance). Ceding commission revenue is applied to reduce our underwriting expenses in our insurance company operation. Because the ceding commission rate we earn on our premiums ceded has historically been higher than our underwriting expense ratio on those premiums, our extensive use of quota share reinsurance has caused our net underwriting expense ratio generally to be lower than our gross expense ratio.

Combined ratio.  We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. We analyze the combined ratio on a gross (before the effect of reinsurance) and net (after the effect of reinsurance) basis. If the combined ratio is at or above 100%, an insurance company is not underwriting profitably and may not be profitable unless investment income is sufficient to offset underwriting losses.

Premiums produced by TRM.  TRM operates a managing general agency that earns commissions on written premiums produced on behalf of its issuing companies. Although TRM is not an insurance company, we have historically utilized TRM’s access to its issuing companies as a means to expand our ability to generate premiums in states where our Insurance Subsidiaries were not yet licensed. As part of our strategic relationship with CastlePoint, we entered into a management agreement on July 1, 2007 with CPIC to produce and manage brokerage business on behalf of CPIC. For this reason, we use written premiums produced by TRM on behalf of its issuing companies as well as TRM’s commission revenue to evaluate our ability to achieve growth and generate fees.

Net income and return on average equity.  We use net income to measure our profits and return on average equity to measure our effectiveness in utilizing our stockholders’ equity to generate net income on a consolidated basis. In determining return on average equity for a given year, net income is divided by the average of stockholders’ equity for that year.

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

Our most critical accounting policies involve the reporting of reserves for losses (including losses that have occurred but had not been reported by the financial statement date) and LAE, the reporting of ceding commissions earned, the amount and recoverability of reinsurance recoverable balances, deferred acquisition costs and investments.

Loss and LAE reserves.  The reserving process for loss and LAE reserves provides for our best estimate at a particular point in time of the ultimate unpaid cost of all losses and LAE incurred, including settlement and administration of losses, and is based on facts and circumstances then known and including losses that have been incurred but not yet been reported. The process includes using actuarial methodologies to assist in establishing these estimates, judgments relative to estimates of future claims severity and frequency, the length of time before losses will develop to their ultimate level and the possible changes in the law and other external factors that are often beyond our control. The methods used to select the estimated loss reserves include the loss ratio projection, incurred loss projection, and the Bornhuetter-Ferguson (B-F) method. These methods are described in “Business—Loss and Loss Adjustment Expense Reserves.” This process helps management to set carried loss reserves based upon the actuaries’ best estimate, using estimates made by line of business, accident year, and loss and LAE. The amount of loss and LAE reserves for reported claims is based primarily upon a case-by-case evaluation of coverage, liability, injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and LAE reserves for unreported claims are determined using historical information by line of business as adjusted to current conditions. Since our process produces loss reserves set by management based upon the actuaries’ best estimate, there is no explicit or implicit provision for uncertainty in the carried loss reserves.

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

We segregate our data for estimating loss reserves.  Property lines include Fire, Homeowners, CMP Property, Multi-Family Dwellings and Auto Physical Damage. Casualty lines include CMP Liability, Other Liability, Workers’ Compensation, Commercial Auto Liability, and Personal Auto Liability. The actuarial methods used by property line have been consistent since the 2003 year-end review. During the year-end review, the accident years are split into most recent, first prior and all other accident years. For the 2008 review, the most recent accident year is 2008, the first prior is 2007, and all other accident years are 2006 and prior. The table below shows the method used by product line and accident year to select the estimated year-ending loss reserves:

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

Our data have sufficient credibility to base development factors on our own data. The loss development factors are reviewed annually. There have only been minor changes in selected loss development factors since 2003, and only minor changes to the key assumptions used during the last three annual reserve estimates.

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

We estimate LAE reserves separately for claims that are defended by in-house attorneys, claims that are handled by other attorneys that are not employees, and miscellaneous LAE costs such as witness fees and court costs.

We implemented two improvements in estimating LAE reserves. These two changes impacted costs to handle litigation for claims handled by our attorneys and costs to handle litigation for claims handled by attorneys who are not employed by us.

Beginning in the forth quarter of 2008, LAE stemming from defense by in-house attorneys’ is attributed to claims based upon a determined fixed fee per in-house litigated claim. We allocate to each of these litigated claims 50% of the fixed fee when litigation on a particular claim begins and 50% of the fee when the litigation is closed. The fee is determined actuarially based upon the projected number of litigated claims and expected closing patterns at the beginning of each year as well as the projected budget for our in-house attorneys, and these amounts are subject to adjustment each quarter based upon actual experience.

For LAE stemming from defense by other attorneys who are not our employees, we implemented automated legal fee auditing in the forth quarter of 2008 that we believe has become relatively common in the insurance industry and has been shown to reduce external attorneys bills by 5% to 10%.

Net Premiums Earned.  Insurance policies issued or reinsured by us are short-duration contracts. Accordingly, premium revenue, including direct writings and reinsurance assumed, net of premiums ceded to reinsurers, is recognized as earned in proportion to the amount of insurance protection provided, on a pro-rata basis over the terms of the underlying policies. Unearned premiums represent premium applicable to the unexpired portions of in-force insurance contracts at the end of each year. Prepaid reinsurance premiums represent the unexpired portion of reinsurance premiums ceded.

Ceding commissions earned.  We have historically relied on quota share, excess of loss and catastrophe reinsurance to manage our regulatory capital requirements and limit our exposure to loss. Generally, we have ceded a significant portion of our insurance premiums to reinsurers in order to maintain our net leverage ratio at our desired target level.

Ceding commissions earned under a quota share reinsurance agreement is based on the agreed upon commission rate applied to the amount of ceded premiums written. Ceding commissions are realized as income as ceded premiums written are earned. Since 2001, the ultimate commission rate earned on our quota share reinsurance contracts has been determined by the loss ratio on the ceded premiums earned. If the estimated loss ratio decreases from the level currently in effect, the commission rate increases and additional ceding commissions are earned in the period in which the decrease is recognized. If the estimated loss ratio increases, the commission rate decreases, which reduces ceding commissions earned. As a result, the same uncertainties associated with estimating loss and LAE reserves affect the estimates of ceding commissions earned. We monitor the ceded ultimate loss ratio on a quarterly basis to determine the effect on the commission rate of the ceded premiums earned that we accrued during prior accounting periods. The estimated ceding commission income relating to prior years recorded in 2008, 2007 and 2006 was a decrease of $1.8 million, a decrease of $0.5 million and an increase of $1.1 million, respectively.

Insurance Services Revenue.  Direct commission revenue from our managing general underwriting services is recognized and earned as insurance policies are placed with TRM’s issuing companies. Fees from reinsurance intermediary services are earned when our Insurance Subsidiaries or TRM’s issuing companies cede premiums to reinsurers. Claims administration fees and other administration revenues are earned as services are performed.

Reinsurance recoverables.  Reinsurance recoverable balances are established for the portion of paid and unpaid loss and LAE that is assumed by such reinsurers. Prepaid reinsurance premiums represent unearned premiums that are ceded to reinsurers. Reinsurance recoverables and prepaid reinsurance premiums are reported on our balance sheet separately as assets, instead of being netted against the related liabilities, since reinsurance does not relieve us of our legal liability to policyholders and ceding companies. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Consequently, we bear credit risk with respect to our individual reinsurers and may be required to make judgments as to the ultimate recoverability of our reinsurance recoverables. Additionally, the same uncertainties associated with estimating loss and LAE reserves affect the estimates of the amount of ceded reinsurance recoverables. We continually monitor the financial condition and rating agency ratings of our reinsurers. Non-admitted reinsurers are required to collateralize their share of unearned premium and loss reserves either by placing funds in a trust account meeting the requirements of New York Regulation 114 or by providing a letter of credit. In addition, from October 2003 to December 31, 2005, we placed our new quota share treaties on a “funds withheld” basis, under which TICNY retained the ceded premiums written and placed that amount in segregated trust accounts from which TICNY may withdraw amounts due to it from the reinsurers. In 2008 and 2007, CastlePoint Reinsurance collateralized its net exposure with a New York Regulation 114 compliant trust account.

Deferred acquisition costs/commission revenues.  We defer certain expenses and commission revenues related to producing and reinsuring insurance business, including commission expense on gross premiums written, commission income on ceded premiums written, premium taxes and certain other costs related to the acquisition of insurance contracts. These costs and revenues are capitalized and the resulting asset or liability, deferred acquisition costs/revenues, is amortized and charged to expense or income in future periods as gross and ceded premiums written are earned. The method followed in computing deferred acquisition costs/income limits the amount of such deferred amounts to its estimated realizable value. The ultimate recoverability of deferred acquisition costs is dependent on the continued profitability of our insurance underwriting. We also consider anticipated invested income in determining the recoverability of these costs. If our insurance underwriting ceases to be profitable, we may have to write off a portion of our deferred acquisition costs, resulting in a further charge to income in the period in which the underwriting losses are recognized.

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

Impairment of invested assets.  Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. We regularly review our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In general, we focus our attention on those securities whose fair value was less than their amortized cost or cost, as appropriate, for six or more consecutive months. In evaluating potential impairment, we consider, among other criteria: the current fair value compared to amortized cost or cost, as appropriate; the length of time the security’s fair value has been below amortized cost or cost; our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value to cost or amortized cost; specific credit issues related to the issuer; industry outlook, specific cash flow estimations for mortgage-backed securities and macro-economic changes, including government policy initiatives. In addition, while evaluating the asset and mortgaged back securities portfolios, management follows the guidance of (FSP) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” (“FSP EITF 99-20-1”).

When persuasive evidence exists that causes us to evaluate a decline in fair value to be other than temporary, we reduce the book value of such security to its current fair value, recognizing the decline as a realized loss in the income statement. All other unrealized gains (losses) are reflected in shareholders’ equity. We recorded OTTI losses in our fixed maturity and equity securities in the amounts of $22.7 million, $10.1 million and $0 in 2008, 2007 and 2006, respectively.

The unprecedented events in the capital and credit markets have resulted in extreme volatility and disruption to the financial markets. Several factors contributed to the decrease in fair values of our investment portfolio as of December 31, 2008 including the tightening/freezing of credit markets, significant failures of large financial institutions, uncertainty regarding the effectiveness of governmental solutions, as well as the current recession. Unrealized losses on fixed maturity securities at December 31, 2008 are principally attributable to widening credit spreads between U.S. Government and investment grade corporate securities as a result of significant illiquidity in the CMBS and non-agency RMBS markets. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in our consolidated financial statements if future events, information and the passage of time cause us to determine that a decline in value is other-than-temporary.

See “Business-Investments” and “Note 2. Investments” in the notes to our audited consolidated financial statements for additional detail regarding our investment portfolio at December 31, 2008, including disclosures regarding other than temporary declines in investment value.

Since total unrealized losses are a component of stockholders’ equity, any recognition of additional OTTI losses would have no effect on our comprehensive income or book value.

Intangible assets and potential impairment.  The costs associated with a group of assets acquired in a transaction are allocated to the individual assets, including identifiable intangible assets, based on their relative fair values. Identifiable intangible assets with a finite useful life are amortized over the period in which the asset is expected to contribute directly or indirectly to our future cash flows. Identifiable intangible assets with finite useful lives are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. An impairment loss is recognized if the carrying value of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No impairment losses were recognized in 2008, 2007 and 2006. Significant changes in the factors we consider when evaluating our intangible assets for impairment losses could result in a significant change in impairment losses reported in our consolidated financial statements. See “Note 8. Intangible Assets” in the notes to our audited consolidated financial statements.

Results of Operations

We conduct our business in two distinct segments: insurance and insurance services. Because we do not manage our assets by segments, our investment income is not allocated among our segments. Operating expenses incurred by each segment are recorded in each segment directly. General corporate overhead not incurred by an individual segment is allocated based upon a combination of employee head count, policy count or premiums written, as appropriate.

Our results of operations are discussed below in two parts. The first part discusses the consolidated results of operations. The second part discusses the results of operations of our insurance segment followed by the results of operations of our insurance services segment.

Consolidated Results of Operations

	For the year ended December 31,
		Change			Change
($ in millions)	2008	$	%	2007	$	%	2006

Revenues
Premiums earned
Gross premiums earned	$578.3	$56.4	10.8%	$521.9	$158.5	43.6%	$363.4
Less: Ceded premiums earned	(263.8)	(28.0)	11.9%	(235.8)	(96.4)	69.1%	(139.4)

Net premiums earned	314.6	28.4	9.9%	286.1	62.1	27.7%	224.0
Total commission and fee income	149.7	43.3	40.7%	106.3	54.1	103.6%	52.2
Net investment income	34.6	(2.1)	(5.8)%	36.7	13.7	59.4%	23.0
Net realized investment (losses) gains	(14.4)	3.2	(18.0)%	(17.5)	(17.5)	NM	0.0

Total	484.4	72.8	17.7%	411.6	112.4	37.6%	299.3

Expenses
Net loss and loss adjustment expenses	162.7	4.8	3.1%	157.9	22.8	16.9%	135.1
Operating expenses	223.9	45.6	25.6%	178.3	64.1	56.1%	114.2
Interest expense	8.4	(0.8)	(9.1)%	9.3	2.4	35.2%	6.9

Total expenses	395.1	49.6	14.3%	345.5	89.3	34.9%	256.2

Equity in income (loss) of unconsolidated affiliate	0.3	(2.2)	(89.0)%	2.4	1.5	166.7%	0.9
Gain from issuance of common stock by unconsolidated affiliate	—	(2.7)	(100.0)%	2.7	(5.2)	(65.7)%	7.9
Warrant received from unconsolidated affiliate	—	—	—	—	(4.6)	(100.0)%	4.6

Income before taxes	89.6	18.3	25.7%	71.2	14.8	26.2%	56.4
Federal and state income taxes	32.1	5.9	22.7%	26.2	6.5	33.0%	19.7

Net Income	$57.5	$12.4	27.5%	$45.1	$8.3	22.6%	$36.8

NM is shown where percentage change exceeds 500%
Key Measures
Gross premiums written and produced:
Written by Insurance Segment	$634.8	110.8	21.1%	$524.0	91.4	21.1%	$432.7
Produced by Insurance Services Segment	175.4	90.3	106.1%	85.1	72.2	NM	12.9
Less: assumed premiums	(5.2)	(4.5)	NM	(0.7)	23.6	(97.1)%	(24.3)

Total	$805.0	196.6	32.3%	$608.4	187.1	44.4%	$421.3

Percent of total revenues:
Net premiums earned	64.9%			69.5%			74.8%
Commission and fee income	30.9%			25.8%			17.5%
Net investment income	7.1%			8.9%			7.7%
Net realized investment gains (losses)	(3.0)%			(4.3)%			0.0%
Return on average equity(1)	17.8%			18.0%			22.2%

(1)	Net realized investment losses, net of tax, reduced return on average equity by 2.9% and 4.6% for the years ended December 31, 2008 and 2007, respectively.

Consolidated Results of Operations 2008 Compared to 2007

Total revenues.  The increase is primarily due to the increase in total commission and fee income and net premiums earned, offset by decreased net investment income. Net premiums earned increased 9.9% as compared to last year. Net premiums earned decreased as a percentage of revenue due to the significant increase in commission and fee income. This was the result of an increase in direct commission revenue on premiums produced by TRM on behalf of CPIC. Net premiums earned increased principally due to reducing the quota share cession to CastlePoint on brokerage business. Net investment income decreased in 2008 primarily due to lower investment yields. Net realized investment losses were $14.4 million in 2008 compared to $17.5 million in 2007. Net realized investment losses in 2008 and 2007 included OTTI losses of

$22.7 million and $10.1 million, respectively. In 2008, we also had realized gains on sales of securities of $8.3 million, while in 2007 we had losses on sales of securities of $7.4 million.

Premiums earned.  The 9.9% increase in net premiums earned was due to the effect of 10.8% increase in gross premiums earned for 2008 compared to 2007, offset in part by an 11.9% increase in ceded premiums earned for 2008 compared to 2007.

During 2008 we ceded $201.9 million of our premiums earned to CastlePoint, compared to $189.8 million in 2007. In 2008, we also ceded $9.3 million of ceded premiums earned to Swiss Re America. The quota share ceding percentages on our policies were as follows:

		Ceded
Dates	Quota Share Reinsurance Agreement With	Amount

April 6, 2006 – June 30, 2006(1)	CastlePoint Reinsurance	30%
July 1, 2006 – December 31, 2006	CastlePoint Reinsurance	40%
January 1, 2007 – March 31, 2007	CastlePoint Reinsurance	49%
April 1 2007 – June 30, 2007	CastlePoint Reinsurance	40%
April 1 2007 – June 30, 2007	CastlePoint Insurance Company	9%
July 1, 2007 – December 31, 2007(2)	CastlePoint Reinsurance	40%
January 1, 2008 – March 31, 2008(2)	CastlePoint Reinsurance	40%
April 1, 2008 – June 30, 2008(2)	CastlePoint Reinsurance	35%
July 1, 2008 – September 30, 2008(2)	CastlePoint Reinsurance	25%
April 1, 2008 – September 30, 2008	Swiss Re America Corporation	5%
October 1, 2008 – December 31, 2008	CastlePoint Reinsurance	17.5%
October 1, 2008 – December 31, 2008	Swiss Re America Corporation	28%

(1)	Multi year quota share reinsurance agreements with CastlePoint Reinsurance began April 6, 2006.

(2)	On July 1, 2008, we reduced the ceding percentage under our brokerage business quota share reinsurance agreement with CastlePoint Reinsurance to 25% applicable to both the ceded unearned premium reserve as of July 1, 2008 and new and new and renewal premiums written in the third quarter of 2008.

Policies in-force for our brokerage business, including business managed by us and produced on behalf of CPIC, increased by 23.7% as of December 31, 2008 compared to December 31, 2007. During 2008, premiums on renewed business increased 3.4% in personal lines and decreased 2.0% in commercial lines. The retention rate including brokerage business renewed by TRM on behalf of CPIC was 86% for personal lines and 78% for commercial lines. Gross premiums written and produced increased 32.3% to $805.0 million compared to $608.4 million in 2007.

Commission and fee income.  Ceding commission revenue earned increased as a result of the overall increase in ceded premiums earned as discussed above as well as an increase in the ceding commission rate on business ceded to Swiss Re America. Also, as discussed above, in 2008 and 2007 our managing general agency subsidiary, TRM, produced premiums of $171.7 million and $84.2 million, respectively, on behalf of CPIC and earned $55.4 million and $27.0 million, respectively, in direct commission revenue.

Net investment income and realized gains (losses).  Net investment income decreased due to a decrease in investment yields, particularly yields on mortgage-backed securities. Total invested assets, including cash and cash equivalents, were approximately the same at $677.2 million and $696.8 million for 2008 and 2007, respectively. Net cash flows provided by operations was $61.7 million in 2008. On a tax equivalent basis, the book yield was 4.6% as of December 31, 2008 and 5.6% as of December 31, 2007.

Net realized investment losses were $14.4 million and $17.5 million in 2008 and 2007, respectively. Net realized investment gains and (losses), excluding OTTI was $8.3 million and ($7.4) million in 2008 and 2007, respectively. The realized loss in 2007 was primarily related to the sale of a closed-end investment fund, Hyperion Brookfield Collateralized Securities Fund (“HCS Fund”), which was sold in December 2007. The HCS Fund invested in various investment grade mortgage-backed and asset-backed securities. In addition we recognized $22.7 million and $10.1 million of OTTI losses in 2008 and 2007, respectively. The OTTI losses in 2008 related principally to lower rated residential mortgage-backed securities with projected adverse cash flows as well as the impairment of three Lehman Brothers fixed maturity securities and the impairment of an asset backed security which held collateralized bank debt. The OTTI losses in 2007 included all of our equity investments in REITs, as well as certain sub-prime securities within our residential mortgage-backed securities.

Loss and loss adjustment expenses.  Gross loss and loss adjustment expenses and the gross loss ratio for 2008 were $288.3 million and 49.9%, respectively, compared to $264.7 million and 50.7%, respectively, for 2007. The net loss ratio for the combined segments was 51.7% for 2008 as compared to 55.2% in 2007. See “Insurance Segment Results of Operations” for an explanation of these changes.

Operating expenses.  Operating expenses increased by 25.6% to $223.9 million for 2008 from $178.3 million for 2007. The increase was due primarily to the increase in underwriting expenses resulting from the growth in premiums earned, increased commission expense on traditional and specialty program business and depreciation expense of $10.5 million related to our increased investment in technology assets.

Interest expense.  Our interest expense decreased approximately $0.2 million due to lower rates on our floating rate debt and approximately $0.6 million on the amounts credited to reinsurers on funds withheld in segregated trust accounts as collateral for reinsurance recoverables due to reductions in the corresponding reinsured losses.

Other income.  Our equity in net income of CastlePoint decreased $2.2 million due to a decrease in CastlePoint’s operating income, combined with $15.1 million of OTTI losses, of which our share is approximately $1.0 million, recorded in 2008.

Income tax expense.  Our income tax expense was $32.1 million for 2008 compared to $26.2 million for 2007. The increased income tax expense was due primarily to the increase in income before income taxes, an increase in pre-tax income of TRM, which is taxed at both a local and state level resulting in a higher effective tax rate, offset by an increase in tax exempt interest received in 2008. The 2008 tax expense was also favorably impacted by changes recorded when we filed the final 2007 tax returns. The effective income tax rate was 35.8% for 2008 compared to 36.7% for 2007.

Net income and return on average equity.  Our net income and return on average equity were $57.5 million and 17.8%, respectively, for 2008 compared to $45.1 million and 18.0%, respectively, for 2007. Excluding net realized investment losses, our return on equity for 2008 and 2007 would have increased 2.9% and 4.6%, respectively. For 2008, the return was calculated by dividing net income of $57.5 million by average stockholders’ equity of $323.5 million. For 2007, the return was calculated by dividing net income, after deducting $0.7 million of preferred stock dividends and excess consideration paid for the redemption of preferred stock in January 2007, of $44.4 million, by average stockholders’ equity of $246.9 million.

Consolidated Results of Operations 2007 Compared to 2006

Total revenues.  Total revenues increased by 37.5% to $411.6 million for 2007 compared to $299.3 million for 2006. The increase is primarily due to the increase in earned premiums, total commission and fee income and net investment income, offset by net realized investment losses. The acquisition of Preserver added $59.4 million to total revenues in 2007. Gross premiums earned increased by 43.6% to $521.9 million for 2007 compared to $363.4 million in 2006 partly due to the acquisition of Preserver, which added $63.6 million in gross premiums earned, and growth in our book of business. Total commission and fee income increased to $106.3 million in 2007 compared to $52.2 million in 2006. An increase in both the quota share ceding percentage and commission on premiums produced by TRM contributed to this increase. Net investment income increased in 2007 primarily due to an increase in invested assets compared to 2006. Net realized investment losses were $17.5 million in 2007 compared to realized gains of $12,000 in 2006. The losses in 2007 were due to the sale of various residential mortgage-backed securities and recognition of $10.1 million in OTTI.

Premiums earned.  Net premiums earned increased by 27.7% to $286.1 million for 2007 compared to $224.0 million for 2006. The increase in net premiums earned was due to the 21.1% increase in gross premiums written for 2007 compared to 2006, offset in part by a 69.1% increase in ceded premiums earned for 2007 compared to 2006. Other items affecting the year to year comparison are shown below:

	Gross		Ceded		Net

($ in millions)	Amount	% Change	Amount	% Change	Amount	% Change

Premiums earned at December 31, 2006	$363.4		$(139.4)		$224.0
Add: Preserver Group	61.5	16.9%	(13.5)	9.7%	48.0	21.4%
Deduct: PX Re commutation	(11.4)	(3.1)%	—	0.0%	(11.4)	(5.1)%
Add: organic growth during 2007	108.4	29.8%	(82.9)	59.4%	25.5	11.4%

Premiums earned at December 31, 2007	$521.9	43.6%	$(235.8)	69.1%	$286.1	27.7%

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

		Ceded
Dates	Quota Share Reinsurance Agreement With	Amount

April 6, 2006 – June 30, 2006	CastlePoint Reinsurance	30%
July 1, 2006 – December 31, 2006	CastlePoint Reinsurance	40%
January 1, 2007 – March 31, 2007	CastlePoint Reinsurance	49%
April 1 2007 – June 30, 2007	CastlePoint Reinsurance	40%
April 1 2007 – June 30, 2007	CastlePoint Insurance Company	9%
July 1, 2007 – December 31, 2007	CastlePoint Reinsurance	40%

Policies in-force, before the effect of the Preserver acquisition, increased by 16.8% as of December 31, 2007 compared to December 31, 2006. During 2007, premium increases on renewed business averaged 9.3% in personal lines and 0.3% in commercial lines. The retention rate was 75% for personal lines and 72% for commercial lines. The retention rate on both personal and commercial lines declined in 2007 as compared to 2006 as brokerage business was renewed through TRM on behalf of CPIC. The retention rate including brokerage business renewed by TRM on behalf of CPIC was 85% for personal lines and 79% for commercial lines. Gross premiums written and produced increased 44.4% to $608.4 million compared to $421.3 million in 2006.

Commission and fee income.  Total commission and fee income increased by 103.6% to $106.3 million for 2007 compared to $52.2 million in 2006. Ceding commission revenue earned increased as a result of the overall increase in ceded premiums earned as discussed above. Also, as discussed above, in 2007 our managing general agency subsidiary, TRM, produced $83.7 million in premium on behalf of CPIC and earned $26.8 million in fee income. Preserver’s inclusion in the CastlePoint quota share agreement added $4.0 million in commission and fee income for 2007. In addition, commission and fee income included other administration revenue of $1.4 million from services provided to and reimbursed by CastlePoint. For 2007 the change in estimated sliding scale commission rate for commissions earned in prior periods in both the insurance segment and the insurance services segment resulted in a net increase of $1.3 million compared to a net increase of $1.9 million in 2006.

Net investment income and realized gains (losses).  Net investment income increased by 59.6% to $36.7 million for 2007 compared to $23.0 for 2006. The increase in net investment income resulted from an increase in cash and invested assets to $696.8 million as of December 31, 2007 compared to $564.6 million as of December 31, 2006. Net cash flows provided by operations of $74.1 million contributed to the increase in invested assets during 2008. The increase in invested assets was also due to cash flow provided by financing activities of $67.5 million as a result of our net proceeds from the issuance of subordinated debentures on January 25, 2007, an equity offering on January 26, 2007 and the exercise of the underwriters’ over-allotment option on February 5, 2007, partially offset by $40 million of funds used to redeem our preferred stock. The acquisition of Preserver added $4.8 million of net investment income in 2007. The net cash flow used in investing activities was $181.2 million for 2008 and includes $66.2 million for the purchase of Preserver. On a tax equivalent basis, the book yield was 5.6% as of December 31, 2008 and 5.6% as of December 31, 2007.

Net realized investment losses were $17.5 million for 2007 compared to net realized investment gains of $12,000 for 2006. The net realized investment losses were related to the sale of a closed-end investment fund, Hyperion Brookfield Collateralized Securities Fund (“HCS Fund”), which was sold in December 2007. The HCS Fund invested in various investments grade mortgage-backed and asset-backed securities. In addition we recognized $10.1 million of OTTI in 2007. The OTTI included all of our equity investments in REITs, as well as all of our sub-prime exposures within our residential mortgage-backed securities.

Loss and loss adjustment expenses.  Gross loss and loss adjustment expenses and the gross loss ratio for the insurance segment combined for 2007 were $264.7 million and 50.7%, respectively, compared to $199.9 million and 55.0%, respectively, for 2006. The net loss ratio for the combined segments was 55.2% for 2007 as compared to 60.3% in 2006. The net loss ratio in 2006 included a $1.6 million charge resulting from the commutation agreement with PXRE which was a present value discount on the reserves commuted. In addition to the commutation agreement with PXRE, we executed novation agreements with PXRE relating to other reinsurance agreements covering business written in 2001, 2002 and 2003. These agreements were written by other insurance companies with respect to business managed on their behalf by TRM. Under the novation agreements we assumed loss liabilities of $12.2 million and received consideration of $11.4 million. Since novation transactions are recorded by including the consideration received as premiums written and earned and the liabilities assumed as losses incurred, the gross and net loss ratios were also affected. The PXRE commutation and novation transactions added 1.7 and 3.2 percentage points to the gross and net loss ratios, respectively, in 2006.

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

Net income and return on average equity.  Our net income and return on average equity were $45.1 million and 18.0%, respectively, for 2007 compared to $36.8 million and 22.2%, respectively, for 2006. Excluding net realized losses on investments, return on equity for 2007 would have increased 4.6%. For 2007, the return was calculated by dividing net income, after deducting $0.7 million of preferred stock dividends and excess consideration paid for the redemption of preferred stock in January, 2007 of $44.4 million, by average stockholders’ equity of $246.9 million. In 2006, the return was calculated by dividing net income of $36.6 million, excluding preferred stock dividends of $0.2 million, by average stockholders’ equity of $164.6 million.

Insurance Segment Results of Operations

	Year ended December 31,
		Change			Change
($ in millions)	2008	$	%	2007	$	%	2006

Revenues
Premiums earned
Gross premiums earned
Brokerage	$508.0	$2.9	0.6%	$505.1	$147.4	41.2%	$357.7
Traditional programs	13.7	11.7	NM	2.0	1.7	438.2%	0.4
Specialty programs	56.7	41.9	282.5%	14.8	9.5	179.2%	5.3

Total gross premiums earned	578.3	56.4	10.8%	521.9	158.5	43.6%	363.4
Less: ceded premiums earned
Brokerage	(206.4)	14.2	(6.4)%	(220.6)	(86.3)	64.3%	(134.3)
Traditional programs	(7.2)	(6.1)	NM	(1.1)	(0.9)	442.1%	(0.2)
Specialty programs	(50.2)	(36.1)	255.3%	(14.1)	(9.2)	185.2%	(5.0)

Total ceded premiums earned	(263.8)	(28.0)	11.9%	(235.8)	(96.4)	69.1%	(139.5)
Net premiums earned
Brokerage	301.6	17.1	6.0%	284.5	61.1	27.3%	223.4
Traditional programs	6.5	5.6	NM	1.0	0.8	433.7%	0.2
Specialty programs	6.5	5.8	NM	0.7	0.3	94.6%	0.4

Net premiums earned	314.6	28.4	9.9%	286.1	62.2	27.8%	223.9
Ceding commission revenue	79.2	8.2	11.5%	71.0	27.9	64.6%	43.1
Policy billing fees	2.0	0.0	0.0%	2.0	0.9	77.5%	1.1

Total revenue	395.7	36.6	10.2%	359.1	90.9	33.9%	268.2

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	288.3	23.6	8.9%	264.7	64.9	32.5%	199.9
Less: ceded loss and loss adjustment expenses	(125.6)	(18.8)	17.6%	(106.8)	(42.1)	65.0%	(64.7)

Net loss and loss adjustment expenses	162.7	4.8	3.0%	157.9	22.8	16.9%	135.1
Underwriting expenses
Direct commission expense	105.6	18.6	21.4%	87.0	28.3	48.3%	58.6
Other underwriting expenses	72.1	4.5	6.6%	67.6	20.9	44.7%	46.7

Total underwriting expenses	177.8	23.1	14.9%	154.6	49.2	46.7%	105.4

Underwriting profit	$55.2	$8.7	18.7%	$46.6	$18.9	68.1%	$27.8

	Year ended December 31,
		Change			Change
($ in millions)	2008	$	%	2007	$	%	2006

Key Measures
Premiums written
Gross premiums written
Brokerage	$525.4	$25.9	5.2%	$499.5	$77.9	18.5%	421.6
Traditional programs	16.0	12.4	347.6%	3.6	2.3	169.7%	1.3
Specialty programs	93.4	72.5	345.9%	21.0	11.2	114.4%	9.8

Total gross premiums written	634.8	110.8	21.1%	524.0	91.4	21.1%	432.7
Less: ceded premiums written
Brokerage	(200.4)	43.3	(17.8)%	(243.7)	(65.9)	37.1%	(177.7)
Traditional programs	(8.4)	(6.5)	338.5%	(1.9)	(1.2)	171.1%	(0.7)
Specialty programs	(82.0)	(62.8)	325.9%	(19.3)	(10.1)	110.4%	(9.2)

Total ceded premiums written	(290.8)	(25.9)	9.8%	(264.8)	(77.2)	41.2%	(187.6)

Net premiums written
Brokerage	325.0	69.2	27.0%	255.8	12.0	4.9%	243.8
Traditional programs	7.6	6.0	358.0%	1.7	1.0	168.1%	0.6
Specialty programs	11.4	9.7	NM	1.7	1.1	173.3%	0.6

Total net premiums written	$344.0	$84.9	32.7%	$259.2	$14.1	5.8%	$245.1

NM is shown where percentage change exceeds 500%

Key Measures (Continued)	2008	2007	2006

Ceded premiums as a percent of gross premiums
Written	45.8%	50.5%	43.4%
Earned	45.6%	45.2%	38.4%
Loss Ratios
Gross	49.9%	50.7%	55.0%
Net	51.7%	55.2%	60.3%
Accident Year Loss Ratios
Gross	53.6%	51.5%	51.2%
Net	54.5%	55.8%	53.2%
Underwriting Expense Ratios
Gross	30.4%	29.2%	28.7%
Net	30.7%	28.5%	27.3%
Combined Ratios
Gross	80.3%	80.0%	83.7%
Net	82.4%	83.8%	87.6%

Insurance Segment Results of Operations 2008 compared to 2007

Gross premiums.  For the year ended December 31, 2008 brokerage business gross premiums written in our Insurance segment was $525.4 million and does not include premiums placed through our Insurance Services segment on behalf of CPIC in the amount of $175.4 million. Total brokerage business gross premiums written and placed, excluding $5.2 million of assumed premiums written and produced by TRM, increased by $111.7 million, or 19.1%, to $695.6 million from $583.9 million in the prior year.

The increase in brokerage business premiums resulted from various initiatives including our appointment of wholesale and other agents outside of the Northeast region. We write excess and surplus lines business in Florida and Texas, and began writing on an admitted basis in California in 2008. New business written from wholesale agents with binding authority for 2008 was approximately $86.5 million compared to $29.0 million for the same period in 2007. Our brokerage business written outside of the state of New York, including premiums produced by TRM on behalf of CastlePoint, increased from 22.6% of all brokerage premium for

2007 to 29.9% for 2008. In 2009 we expect to increase premiums through the acquisition of the Hermitage Insurance Group which is expected to close during the first quarter of 2009. Policies in force for our brokerage business increased by 7.8% as of December 31, 2008 compared to December 31, 2007.

Gross premiums written also increased due to growth in traditional and specialty program business premium managed by CastlePoint, which increased to $109.4 million for 2008 compared to $24.5 million for the same period in 2007. The increase in program business primarily resulted from writing low to moderate classes of workers’ compensation business in California.

Ceded premiums.  Ceded premiums written for the year ended December 31, 2008 increased by $25.9 million or 9.8% to $290.8 million from $264.8 million in the prior year. The increase in ceded premiums written resulted primarily from the increase in gross premiums written in our traditional and specialty program business which are ceded to CastlePoint Reinsurance and have ceded quota share percentages of 50% and 85%, respectively. The overall increase in ceded premiums written was partially offset as a result of a reduction in the ceding percentage under our brokerage business quota share agreement with CastlePoint Reinsurance. Effective July 1, 2008, the ceding percentage applicable to both the ceded unearned premium reserve and new and renewal premiums under our brokerage business quota share agreement was reduced to 25%. In addition, ceded premiums written was also reduced as a result of a reduction in gross premiums written due to more of our brokerage business having been placed with CPIC through TRM, which is included in our Insurance Services segment results and for which TRM receives commission revenue.

Separately, under our excess of loss and catastrophe reinsurance programs, $4.6 million and $4.4 million of premiums were ceded to CastlePoint for 2008 and 2007, respectively. As part of the brokerage business quota share agreement, CastlePoint paid us $7.3 million and $2.3 million in 2008 and 2007, respectively, which represented a 30% share of our catastrophe reinsurance costs. We recorded $2.7 million in net loss recoveries from the two aggregate stop loss reinsurance agreements with CPIC for 2008. Overall, our net catastrophe ceded premiums increased to $16.9 million for 2008 as compared to $14.8 million in 2007, net of reimbursements for catastrophe reinsurance premiums from CastlePoint.

Ceded premiums earned increased by 11.9% as a result of the increase in traditional and specialty program ceded premiums earned during the year. The increase was offset by a reduction in ceded premiums earned on brokerage business resulting from the aforementioned changes in the cession rate.

Ceding commission revenue.  For the year ended December 31, 2008, ceding commission revenue increased primarily due to an increase in ceded premiums earned and an increase in the brokerage business ceding commission rate which resulted from a higher ceding commission rate on the business ceded to Swiss Re America. This was slightly offset by an increase in the ceded loss ratios on prior years’ quota share treaties which decreased ceding commission revenue by $1.8 million and $0.5 million in 2008 and 2007, respectively.

Loss and loss adjustment expenses.  Gross loss and loss adjustment expenses and the gross loss ratio for 2008 were $288.3 million and 49.9%, respectively, compared to $264.7 million and 50.7%, respectively, for 2007. The net loss ratio for the combined segments was 51.7% for 2008 as compared to 55.2% in 2007.

The decrease in the gross and net loss ratios for 2008 compared to 2007 was primarily due to lower than expected loss emergence for workers’ compensation, general liability, and homeowners’ lines of business. The decrease was also affected by the decrease in required LAE reserves as a result of changing to fixed fee billing for our in-house attorneys on claims handled and legal fee auditing of external attorneys’ bills. The net loss ratio in 2008 was also reduced by 1.0 loss ratio point due to the recovery from the aggregate stop loss contract with CPIC. During 2008, prior accident years’ loss reserves developed favorably to the extent of $8.9 million of which $4.0 million resulted from the revised estimates of required LAE reserves as mentioned above, whereas during 2007, prior accident years’ loss reserves developed favorably to the extent of $1.6 million. We also had favorable prior year development in the 2006 accident year from fire, homeowners, commercial multi peril property, commercial multi peril liability, workers’ compensation, and other liability lines partially offset by unfavorable development in the auto line. The increase in the 2008 gross accident year loss ratio compared to the 2007 gross accident year loss ratio was primarily due to three large property losses that increased the gross loss ratio by approximately two loss ratio points.

Loss and loss adjustment expenses are net of reimbursements for loss and loss adjustment expenses made by TRM pursuant to the expense sharing agreement between TICNY, TNIC and TRM. See “Insurance Services Segment Results of Operations” for the amounts of claims reimbursements.

Underwriting expenses and underwriting expense ratio.  Underwriting expenses, which include direct commissions and other underwriting expenses, increased $23.1 million in 2008 compared to 2007. Our gross expense ratio for 2008 was 30.4% as compared to 29.2% in the prior year. The increase in underwriting expenses is due to the increase in gross premiums earned and the acquisition of Preserver on April 10, 2007.

The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 18.3% for 2008 compared to 16.7% for the prior year. The increase was due to increased program business premiums which carry higher commission rates. However, 50% of the traditional program business premiums and approximately 85% of the specialty program business premiums are ceded to CastlePoint for which we receive a ceding commission that offsets a significant portion of the higher commission expense on program business.

The underwriting expense portion of the gross expense ratio declined to 12.1% for 2008 as compared to 12.6% in the prior year. The decrease in this ratio resulted from continuing to focus on achieving economies of scale and efficient business processes. Additionally, this ratio declined due to increased program business premiums for which underwriting expenses paid by us to CastlePoint for managing program business are included in the commissions paid. The net underwriting expense ratio, which reflects the benefits of ceding commission revenue that lowers the gross expense ratio, was 30.7% for 2008 as compared to 28.5% for the prior year. The net underwriting expense ratio for 2008 was higher than the gross underwriting expense ratio as a result of the increase in the amount of catastrophe reinsurance premiums ceded, which reduced net earned premiums thereby increasing the net loss ratio.

Underwriting profit and combined ratio.  The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $55.2 million and $46.6 million for 2008 and 2007, respectively. The gross combined ratio was 80.3% and 79.9% for 2008 and 2007, respectively. The slightly higher gross combined ratio resulted from an increase in the underwriting expense ratio which was partially offset by a decrease in the gross loss ratio. The net combined ratio was 82.4% for 2008 as compared to 83.7% for the prior year. The decrease in the net combined ratio resulted from a lower net loss ratio offset by a higher underwriting expense ratio compared to the same period in 2007.

Insurance Segment Results of Operations 2007 Compared to 2006

Gross premiums.  Gross premiums written increased by 21.1% to $524.0 million for 2007 compared to $432.7 million for 2006. Gross premiums earned increased by 43.6% to $521.9 million for 2007 compared to $363.4 million for 2006. The lesser increase in gross premiums written than gross premium earned resulted from the implementation of insurance risk sharing with CastlePoint by placing premiums with CPIC through TRM, which generated a significant increase in commission and fee income in our insurance services segment. Other items affecting gross premiums included the acquisition of Preserver on April 10, 2007 that added $63.7 million and $63.6 million in gross premiums written and earned, respectively, for 2007 and growth in specialty program business premium, managed by CastlePoint, which increased to $24.5 million in 2007, compared to $11.1 million in 2006. Also, in 2007 we initiated a wholesale producer program which will allow us to strategically expand our core brokerage book of business locally and geographically into larger insurance markets. We started writing excess and surplus lines business in Florida and Texas in 2007, and will start writing on an admitted basis in California in 2008. Additionally, as part of the wholesale producer program, we will appoint producers with binding authority to write new program business which is separate and distinct from our core book of brokerage business. New business written in 2007 from wholesale agents with binding authority amounted to approximately $29.0 million, of which approximately $7.0 million was written in Florida. In 2006, we entered into novation agreements with PXRE which increased gross premiums written and earned by $11.4 million.

Effective in the fourth quarter of 2007, New York enacted a law to reform the workers’ compensation system. This law included provisions which instituted a cap on certain benefits, implemented several medical discount programs, eliminated a special disability fund for new claims and imposed various administrative changes on the workers’ compensation system. As a result of this legislation, workers’ compensation rates in New York were decreased by approximately 16% on an overall basis in October 2007. The rate decrease for our core classes of business was approximately 25%. The legislation also required the rate decrease to take effect midterm on any policy with an effective date after October 1, 2007. We have taken steps to analyze our book of business and adjust our strategy in response to this legislation.

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

Ceded premiums earned increased 69.1% during 2007 as compared to 2006. This was due primarily to the 41.2% increase in ceded premiums written in 2007 and slightly lower ceded premiums earned in 2006. We did not cede any premiums in the first quarter of 2006 and the quota share ceding percentage was 30% for the three months ending June 30, 2006 and 40% thereafter.

Net premiums.  Net premiums written increased by 14.1% to $259.2 million for 2007 compared to $245.1 million for 2006. While gross premiums written increased by 21.1% in 2007, net premiums written did not increase as much because of the increased quota share ceding percentage mentioned above. Net premiums earned increased by 27.7% to $286.1 million in 2007 compared to $224.0 million for 2006. The growth was driven primarily by the increase in gross premiums earned, offset by an increase in the quota share ceding percentage and, to a lesser extent, by an increase in catastrophe reinsurance costs.

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

Underwriting expenses.  Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $154.6 million for 2007 as compared with $105.4 million for 2006. Our gross expense ratio was 29.2% for 2007 as compared with 28.7% for 2006. Preserver’s gross expense ratio for the portion of 2007 subsequent to the acquisition declined to 33.6% and 31.2% in the fourth quarter of 2007.

The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 16.7% for 2007, compared to 16.1% for 2006. The increase is partially due to higher commissions on program business.

The underwriting expense portion of the gross expense ratio was 12.6% for 2007 as compared to 12.5% for 2006. The gross expense ratio would have declined, but was affected by the acquisition of Preserver which had higher underwriting expenses during the second and third quarters of 2007. Overall underwriting expenses increased due to the growth in premium volume.

The net underwriting expense ratio was 28.5% for 2007 as compared to 27.3% in 2006. The net expense ratio in 2007 was also affected by the acquisition of Preserver in 2007. The net expense ratio did benefit from both a higher ceding commission rate and favorable increases in ceding commission revenue which resulted from improvement in the ceded loss ratio on prior year quota share treaties.

Underwriting profit and combined ratio.  The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $46.6 million in 2007 and $27.8 million in 2006. Preserver’s contribution to underwriting profit was $4.2 million in 2007. The gross combined ratio was 79.9% for 2007 as compared with 83.7% for 2006. The lower gross combined ratio in 2007 resulted primarily from a lower gross loss ratio in 2007 compared to 2006. The net combined ratio was 83.7% for 2007 as compared to 87.6% for 2006. The decrease in the net combined ratio resulted from a decrease in the net loss ratio, offset in part, by a slight increase in the net underwriting expense ratio. The effects of the commutations reduced underwriting profit in 2006 by $5.6 million and added 3.3 percentage points to the net combined ratio.

Insurance Services Segment Results of Operations

	For the year ended December 31,
		Change			Change
($ in millions)	2008	$	%	2007	$	%	2006

Revenue
Direct commission revenue from managing general agency	$58.2	$29.4	102.2%	$28.8	$25.3	NM	$3.5
Claims administration revenue	5.4	3.1	133.0%	2.3	(0.9)	(27.5)%	3.2
Other administration revenue	3.6	2.1	150.4%	1.4	0.7	92.8%	0.7
Reinsurance intermediary fees	1.0	0.2	28.6%	0.8	0.2	33.4%	0.6
Policy billing fees	0.3	0.3	NM	0.0	0.0	NM	0.0

Total	68.5	35.2	105.5%	33.3	25.4	317.8%	8.0

Expenses
Direct commission expense paid to producers	26.8	12.7	90.7%	14.1	12.1	NM	1.9
Other insurance services expenses	12.3	6.6	113.1%	5.8	4.2	267.1%	1.6
Claims expense reimbursement to TICNY	5.4	3.1	134.2%	2.3	(0.9)	(27.5)%	3.2

Total	44.5	22.4	101.1%	22.2	15.5	231.6%	6.7

Insurance services pre-tax income (loss)	$24.0	$12.8	114.3%	$11.2	$9.9	NM	$1.3

Premiums produced by TRM on behalf of issuing companies	$175.4	$90.3	106.1%	$85.1	$72.2	NM	$12.9

NM is shown where percentage change exceeds 500%

Insurance Services Segment Results of Operations 2008 compared to 2007

Total revenues.  The increase in 2008 revenues resulted from business produced by TRM on behalf of CPIC of $171.7 million for 2008 compared to $84.2 million for the same period last year. As a result of the increase in premiums produced, direct commission revenue increased to $58.2 million for the year ended December 31, 2008 as compared to $28.8 million for the prior year. Direct commission revenue also benefitted from favorable loss development on premiums produced in prior years of $1.9 million for 2008 compared to $1.8 million for the same period last year. Claims administration revenues increased to $5.4 million for 2008 compared to $2.3 million in 2007 as a result of the increased volume of claims handled on behalf of issuing carriers. Policies in-force for our brokerage business managed by us and produced on behalf of CPIC increased 221.4% as of December 31, 2008 compared to December 31, 2007. During 2008, premiums on renewed business increased 3.4%.

Direct commission expense.  TRM’s direct commission expense paid to producers increased as a result of the increase in business produced by TRM on behalf of CPIC. The direct commission expense ratio decreased to 15.3% for 2008, compared to 16.5% for the comparable period in 2007, as a result of a change in the mix of business placed with CPIC in 2008 to include a greater proportion of homeowners’ and workers’ compensation lines that typically have lower commission rates. The CPIC book of business is produced through the same agents who produce brokerage business written through our Insurance segment and TRM’s commission rates are similar to the commission rates in the Insurance segment for similar lines of business.

Other insurance services expenses.  The amount of reimbursement for underwriting expenses by TRM to TICNY for 2008 was $12.3 million compared to $5.8 million for the same period in 2007. The increase resulted from the increase in premiums produced.

Claims expense reimbursement.  The increased amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY for 2008 resulted from an increase in the number of claims handled related to the CPIC book of business.

Pre-tax income.  As a result of the factors discussed above, pre-tax income increased to $24.0 million for 2008 compared to $11.2 million for 2007.

Insurance Services Segment Results of Operations 2007 Compared to 2006

Total revenues.  Total revenues for the insurance services segment were $33.3 million for 2007 as compared with $8.0 million in 2006. The principal components of total revenues for our insurance services segment are direct commission revenue, claims administration revenue and other administration revenue. The increase in total revenues was primarily due to direct commission revenue increasing to $28.8 million for 2007 as compared to $3.5 million in 2006 mainly as a result of business produced on behalf of CPIC which began in May 2007 but increased substantially beginning in July 2007. Overall, premiums produced by TRM increased from $12.9 million in 2006 to $85.1 million in 2007, of which $84.2 million was produced on behalf of CPIC. In addition, there was an increase in commission revenue of $1.8 million and $0.8 million in 2007 and 2006, respectively, as a result of favorable loss development on the premiums produced in prior years. Claims administration revenues decreased to $2.3 million for 2007 compared to $3.2 million in 2006 as a result of fewer hours associated with claims handled on behalf of issuing carriers. Other administration revenue was $1.4 million for 2007 compared to $0.7 million in 2006 and consisted primarily of reimbursements from CastlePoint under a service and expense sharing agreement.

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

Investments

Portfolio Summary

We classify our investments in fixed maturity securities as available for sale and report these securities at their estimated fair values based on quoted market prices or other observable inputs. In circumstances where quoted market prices are unavailable, we utilize fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. Changes in unrealized gains and losses on these securities are reported as a separate component of comprehensive net income and accumulated unrealized gains and losses are reported as a component of accumulated other comprehensive net income in stockholders’ equity. Realized gains and losses are charged or credited to income in the period in which they are realized.

The aggregate fair value of our invested assets as of December 31, 2008 was $541.0 million. Our fixed maturity securities as of this date had a fair value of $530.2 million and an amortized cost of $581.5 million. Equity securities carried at fair value were $10.8 million with a cost of $12.7 million as of December 31, 2008.

Impairment of investment securities results in a charge to net income when a market decline below cost is deemed to be other-than-temporary. As of December 31, 2008, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. We recorded OTTI losses in our fixed maturity and equity securities in the amounts of $22.7 million and $10.1 in 2008 and 2007, respectively.

The following table provides a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of December 31, 2008 and December 31, 2007:

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
($ in thousands)	Cost	Gains	Months	Months	Value	Value

December 31, 2008
U.S. Treasury securities	$26,482	$524	$—	$—	$27,006	5.0%
U.S. Agency securities	361	38	—	—	399	0.1%
Municipal bonds	179,734	2,865	(2,485)	(166)	179,948	33.3%
Corporate and other bonds	210,007	932	(13,948)	(10,016)	186,975	34.6%
Commercial, residential and asset-backed securities	164,886	1,838	(10,603)	(20,290)	135,830	25.1%
Total fixed maturity securities	581,470	6,197	(27,036)	(30,472)	530,159	98.0%
Equity securities	12,726	5	(60)	(1,857)	10,814	2.0%

Total	$594,196	$6,202	$(27,096)	$(32,329)	$540,973	100.0%

December 31, 2007
U.S. Treasury securities	$25,837	$827	$—	$—	$26,664	4.3%
U.S. Agency securities	19,709	162	—	—	19,871	3.2%
Municipal bonds	155,296	1,167	(78)	(24)	156,361	25.3%
Corporate and other bonds	201,501	1,222	(3,165)	(818)	198,740	32.1%
Commercial, residential and asset-backed securities	214,414	1,443	(8,109)	(2,896)	204,852	33.1%

Total fixed maturity securities	616,757	4,821	(11,352)	(3,738)	606,488	98.0%
Equity securities	14,429	—	(1,849)	—	12,580	2.0%

Total	$631,186	$4,821	$(13,201)	$(3,738)	$619,068	100.0%

Credit Rating of Fixed Maturity Securities

The average credit rating of our fixed maturity securities, using ratings assigned to securities by Standard & Poor’s, was AA- at December 31, 2008 and AA at December 31, 2007. The following table shows the ratings distribution of our fixed maturity portfolio at December 31, 2008 and 2007.

	December 31, 2008		December 31, 2007
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
($ in thousands)	Value	Value	Value	Value

Rating
U.S. Treasury securities	$27,006	5.1%	$26,663	4.4%
AAA	187,377	35.3%	286,528	47.2%
AA	110,601	20.9%	72,276	11.9%
A	113,651	21.4%	80,426	13.3%
BBB	62,566	11.8%	77,768	12.8%
Below BBB	28,958	5.5%	62,827	10.4%

Total	$530,159	100.0%	$606,488	100.0%

Fixed Maturity Investments—Time to Maturity

The following table shows the composition of our fixed maturity portfolio by remaining time to maturity at December 31, 2008 and 2007. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date.

	December 31, 2008		December 31, 2007
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
($ in thousands)	Value	Value	Value	Value

Remaining Time to Maturity
Less than one year	$8,789	1.7%	$12,690	2.1%
One to five years	112,514	21.2%	117,812	19.4%
Five to ten years	176,218	33.2%	187,891	31.0%
More than 10 years	96,807	18.3%	83,242	13.7%
Mortgage and asset-backed securities	135,831	25.6%	204,853	33.8%

Total	$530,159	100.0%	$606,488	100.0%

Fixed Maturity Investments with Third Party Guarantees

At December 31, 2008, $101.9 million of our municipal bonds, at fair value, were guaranteed by third parties from a total of $533.9 million, at fair value, of all fixed-maturity securities held by us. The amount of securities that are guaranteed by third parties along with the credit rating with and without the guarantee is as follows:

	With	Without
($ in thousands)	Guarantee	Guarantee

AAA	$4,059	$2,022
AA	67,071	51,426
A	29,734	34,729
BBB	1,022	1,226
No underlying rating	—	12,483

Total	$101,886	$101,886

We do not have any direct exposure to guarantors, and our indirect exposure by guarantor is as follows:

	Guaranteed	Percent
($ in thousands)	Amount	of Total

Financial Security Assurance	$25,473	25%
MBIA Inc.	44,759	44%
Ambac Financial Corp.	18,167	18%
FGIC Corp.	5,143	5%
Others	8,344	8%

Total	$101,886	100%

Fair Value Consideration

As disclosed in Note 5 to the Consolidated Financial Statements, “Fair Value Measurements,” effective January 1, 2008, we adopted SFAS No. 157, which provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statements disclosure requirements for fair value. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). The statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in SFAS No. 157 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities

(“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”).

As of December 31, 2008, approximately 97% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices are unavailable, we utilize fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs are adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the SFAS 157 fair value hierarchy.

Our process to validate the market prices obtained from the outside pricing sources include, but are not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. We also periodically perform testing of the market to determine trading activity, or lack of trading activity, as well as market prices.

In addition, in certain instances, given the market dislocation, we deemed it necessary to utilize Level 3 pricing over available pricing service valuations used throughout 2008, resulting in transfers from Level 2 to Level 3 throughout 2008. In the periods of market dislocation, the observability for prices and inputs may be reduced for many instruments as currently is the case for certain non-agency residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities.

A number of our Level 3 investments have been written down as a result of our impairment analysis. At December 31, 2008, there were 60 securities that were priced in Level 3 with a fair value of $18.1 million and an unrealized loss of $12.4 million.

As more fully described in Note 4 of our Consolidated Financial Statements, “Investments—Impairment Review”, we completed a detailed review of all our securities in a continuous loss position, including but not limited to residential and commercial mortgage-backed securities and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration, and are temporary in nature.

Note 5 of the Consolidated Financial Statements describes of the valuation methodology utilized to price Level 3 assets, how the valuation methodology is validated and the analysis of the change in fair value Level 3 assets. As of December 31, 2008, the fair value of Level 3 assets as a percentage of our total assets carried at fair value was as follows:

	Assets		Level 3 Assets
	Carried at		As a Percentage
	Fair Value at		of Total Assets
	December 31,	Fair Value of	Carried at
($ in thousands)	2008	Level 3 Assets	Fair Value

Fixed-maturity investments	$530,159	$18,085	3.4%
Equity investments	10,814	—	0.0%

Total invesments available for sale	540,973	18,085	3.3%
Cash and cash equivalents	136,253	—	0.0%

Total	$677,226	$18,085	2.7%

Unrealized Losses

During 2008, credit spreads widened as a result of the economic crisis and lack of liquidity in the market. As reflected in other comprehensive income, the gross unrealized investment loss increased by $42.4 million. The increase in the unrealized investment loss was primarily related to our investments in corporate bonds and mortgage-backed securities. In addition, changes in interest rates directly impact the fair value for our fixed maturity portfolio. We regularly review both our fixed-maturity and equity portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

The following table presents information regarding our invested assets that were in an unrealized loss position at December 31, 2008 and 2007 by amount of time in a continuous unrealized loss position:

	Less than 12 Months			12 Months or Longer			Total
			Unrealized			Unrealized		Aggregate	Unrealized
($ in thousands)	No.	Fair Value	Losses	No.	Fair Value	Losses	No.	Fair Value	Losses

December 31, 2008
Municipal bonds	53	$49,879	$(2,485)	1	$371	$(166)	54	$50,250	$(2,651)
Corporate and other bonds
Finance	55	42,007	(6,003)	38	20,575	(4,173)	93	62,582	(10,176)
Industrial	110	72,787	(7,740)	32	17,701	(5,639)	142	90,488	(13,379)
Utilities	5	1,974	(205)	2	446	(204)	7	2,420	(409)
Commercial mortgage-backed securites	15	13,997	(4,399)	22	16,431	(16,626)	37	30,427	(21,026)
Residential mortgage-backed securites Agency backed	6	3,408	(16)	1	582	(20)	7	3,990	(36)
Non-agency backed	32	12,676	(3,536)	16	9,953	(3,594)	48	22,629	(7,130)
Asset-backed securities	20	6,481	(2,652)	2	552	(49)	22	7,032	(2,701)

Total fixed maturity securities	296	203,208	(27,036)	114	66,610	(30,472)	410	269,818	(57,508)
Preferred stocks	—	—	—	6	3,694	(1,857)	6	3,694	(1,857)
Common stocks	1	1,440	(60)	—	—	—	1	1,440	(60)

Total	297	$204,648	$(27,096)	120	$70,304	$(32,329)	417	$274,952	$(59,425)

December 31, 2007
Municipal bonds	14	$11,614	$(78)	6	$7,272	$(24)	20	$18,886	$(102)
Corporate and other bonds
Finance	37	36,117	(1,361)	16	12,844	(502)	53	48,961	(1,863)
Industrial	56	41,536	(1,770)	15	11,785	(317)	71	53,321	(2,087)
Utilities	4	616	(34)	—	—	—	4	616	(34)
Commercial mortgage-backed securites	21	24,146	(5,015)	4	8,325	(162)	25	32,471	(5,177)
Residential mortgage-backed securites Agency backed	6	4,580	(43)	13	28,529	(363)	19	33,109	(406)
Non-agency backed	17	13,850	(2,478)	17	17,667	(2,370)	34	31,517	(4,848)
Asset-backed securities	3	2,898	(573)	—	—	—	3	2,898	(573)

Total fixed maturity securities	158	135,357	(11,352)	71	86,422	(3,738)	229	221,779	(15,090)
Preferred stocks	5	3,702	(1,849)	—	—	—	5	3,702	(1,849)

Total	163	$139,059	$(13,201)	71	$86,422	$(3,738)	234	$225,481	$(16,939)

At December 31, 2008, the unrealized losses for fixed-maturity securities were primarily in our investments in corporate and other bonds, commercial and residential mortgage-backed securities and asset-backed securities and certain equity securities.

The following table shows the number of securities, fair value and unrealized loss, percentage below amortized cost and fair value by rating:

			Unrealized Loss
				Percent of	Fair Value by Security Rating
		Fair		Amortized					BB or
($ in thousands)	Count	Value	Amount	Cost	AAA	AA	A	BBB	Lower

Category
Municipal bonds	45	$50,250	$(2,651)	(5)%	22%	55%	16%	4%	4%
Corporate and other bonds	143	155,489	(23,964)	(13)%	2%	3%	47%	35%	12%
Commercial mortgage-backed securities	37	30,427	(21,026)	(41)%	81%	1%	0%	12%	6%
Residential mortgage-backed securities	48	22,629	(7,130)	(24)%	66%	2%	5%	7%	20%
Asset-backed securities	22	7,032	(2,701)	(28)%	15%	35%	45%	4%	1%
Equities	7	5,135	(1,916)	0%	0%	0%	26%	22%	52%

Corporate and other bonds

The following tables show the fair value and unrealized loss by sector and credit quality rating of our corporate and other bonds at December 31, 2008:

Fair Value
Corporate and Other Bonds

	Rating						% of
					BB or	Fair	Total
($ in thousands)	AAA	AA	A	BBB	Lower	Value	Exposure

Sector
Financial	$—	$4,149	$46,302	$11,181	$949	$62,582	40%
Industrial	3,589	563	26,402	42,945	16,988	90,488	58%
Utilities	—	—	981	993	446	2,420	2%

Total fair value	$3,589	$4,713	$73,686	$55,119	$18,383	$155,489	100%

% of fair value	2%	3%	47%	35%	12%	100%

Unrealized Loss
Corporate and Other Bonds

	Rating						% of
					BB or	Fair	Book
($ in thousands)	AAA	AA	A	BBB	Lower	Value	Value

Sector
Financial	$—	$(125)	$(5,534)	$(3,940)	$(577)	$(10,176)	(14%	)
Industrial	(11)	(23)	(2,165)	(5,321)	(5,859)	(13,379)	(13%	)
Utilities	—	—	(18)	(187)	(204)	(409)	(14%	)

Total unrealized loss	$(11)	$(148)	$(7,717)	$(9,447)	$(6,641)	$(23,964)	(13%	)

% of book value	0%	(3%)	(9%)	(15%)	(27%)	(13%)

The majority of our corporate bonds that are in an unrealized loss position are investment grade quality. Based on our analysis of these and current market conditions, we expect price recovery on these over time, and we have determined that these securities are temporarily impaired as of December 31, 2008.

Securitized assets

The following tables show the fair value and unrealized loss by credit quality rating and deal origination year of our commercial, residential non-agency-backed and asset-backed securities at December 31, 2008:

Fair Value
Commercial Mortgage-backed Securities

	Rating						% of
					BB or	Fair	Total
($ in thousands)	AAA	AA	A	BBB	Lower	Value	Exposure

Deal Origination Year
2001	$915	$—	$—	$—	$—	$915	3%
2002	—	—	—	—	245	245	1%
2003	912	—	—	—	—	912	3%
2004	1,876	—	—	—	—	1,876	6%
2005	4,359	—	—	—	—	4,359	14%
2006	3,615	—	—	776	390	4,781	16%
2007	13,080	179	—	2,801	1,278	17,338	57%

Total fair value	$24,758	$179	$—	$3,577	$1,913	$30,427	100%

% of fair value	81%	1%	0%	12%	6%	100%

Unrealized losses
Commercial Mortgage-backed Securities

	Rating						% of
					BB or	Unrealized	Book
($ in thousands)	AAA	AA	A	BBB	Lower	Loss	Value

Deal Origination Year
2001	$(27)	$—	$—	$—	$—	(27)	(3%	)
2002	—	—	—	—	(216)	(216)	(47%	)
2003	(45)	—	—	—	—	(45)	(5%	)
2004	(93)	—	—	—	—	(93)	(5%	)
2005	(393)	—	—	—	—	(393)	(8%	)
2006	(882)	—	—	(1,167)	(1,015)	(3,063)	(39%	)
2007	(8,752)	(806)	—	(4,537)	(3,094)	(17,189)	(50%	)

Total unrealized loss	$(10,191)	$(806)	$—	$(5,704)	$(4,325)	$(21,026)	(41%	)

% of book value	(20%)	(2%)	0%)	(11%)	(8)%	(41%)

Fair Value
Non-agency Residential Mortgage-backed Securities

	Rating						% of
					BB or	Fair	Total
($ in thousands)	AAA	AA	A	BBB	Lower	Value	Exposure

Deal Origination Year
2002	342	—	—	—	—	342	2%
2003	792	—	—	—	951	1,744	8%
2004	6,212	—	1,187	424	1,593	9,415	42%
2005	1,885	409	—	719	1,088	4,101	18%
2006	738	—	—	520	841	2,099	9%
2007	4,869	—	—	—	59	4,928	22%

Total fair value	$14,838	$409	$1,187	$1,663	$4,533	$22,629	100%

% of fair value	66%	2%	5%	7%	20%	100%

Unrealized Losses
Non-agency Residential Mortgage-backed Securities

	Rating						% of
					BB or	Unrealized	Book
($ in thousands)	AAA	AA	A	BBB	Lower	Loss	Value

Deal Origination Year
2002	(86)	—	—	—	—	(86)	(20%	)
2003	(173)	—	—	—	(179)	(352)	(17%	)
2004	(839)	—	(373)	(393)	(343)	(1,948)	(17%	)
2005	(573)	(664)	—	(257)	(270)	(1,763)	(30%	)
2006	(281)	—	—	(262)	(0)	(544)	(21%	)
2007	(2,422)	—	—	—	(14)	(2,437)	(33%	)

Total unrealized loss	$(4,375)	$(664)	$(373)	$(913)	$(806)	$(7,130)	(24%	)

% of book value	(15%)	(2%)	(1%)	(3%)	(3%)	(24%)

Fair Value
Asset-backed Securities

	Subprime
	Rating						% of
					BB or	Fair	Total
($ in thousands)	AAA	AA	A	BBB	Lower	Value	Exposure

Deal Origination Year
2002	487	—	—	—	—	487	7%
2003	454	485	—	—	—	939	13%
2004	—	1,351	2,658	—	—	4,009	57%
2005	—	610	505	270	—	1,386	20%
2007	—	—	—	—	98	98	1%
PPN	114	—	—	—	—	114	2%

Total fair value	$1,055	$2,447	$3,163	$270	$98	$7,032	100%

% of fair value	15%	35%	45%	4%	1%	100%

Unrealized Losses
Asset-backed Securities

	Rating						% of
					BB or	Unrealized	Book
($ in thousands)	AAA	AA	A	BBB	Lower	Loss	Value

Deal Origination Year
2002	(9)	—	—	—	—	(9)	(2%	)
2003	(49)	(191)	—	—	—	(240)	(20%	)
2004	—	(1,080)	(236)	—	—	(1,316)	(25%	)
2005	—	(1,009)	(67)	(0)	—	(1,076)	(44%	)
2007	—	—	—	—	(0)	(0)	0%
PPN	(60)	—	—	—	—	(60)	(35%	)

Total unrealized loss	$(118)	$(2,280)	$(303)	$(0)	$(0)	$(2,701)	(28%	)

% of book value	(1% )	(23% )	(3% )	0%	0%	(28% )

The majority of securitized assets are related to commercial and residential mortgage-backed securities. A substantial portion of the unrealized loss relating to the mortgage-backed securities is the result of a lack of liquidity in the market that appears to be temporary.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of December 31, 2008, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the past year, we determined that certain of our investments were OTTI and recorded an impairment write-down of $22.7 million during 2008.

After recording the charges for the fixed-maturity and equity investments that were OTTI, we have determined that we did not hold any remaining investments that would have been considered OTTI and that the increase in the gross unrealized investment loss was caused by a lack of liquidity in the capital markets. We expect cash flows from operations to be sufficient to meet our liquidity requirements. We intend, and we believe we have the ability, to hold these investments, until a recovery of fair value to our cost or amortized cost basis, which may be at maturity for fixed maturity securities.

See Note 4—Investments in our financial statements for further information about other than temporary impairment losses recorded in 2008.

Liquidity and Capital Resources

Sources and Uses of Funds

Tower is organized as a holding company with one intermediate holding company and five Insurance Subsidiaries and TRM. Tower’s principal liquidity needs include interest on debt, income taxes and stockholder dividends. Our principal sources of liquidity include dividends and other permitted payments from our subsidiaries, as well as financing through borrowings and sales of securities.

TICNY is the only Insurance Subsidiary that has historically paid dividends. Under New York law, TICNY is limited to paying dividends to Tower only out of statutory earned surplus. In addition, the New York Insurance Department must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding twelve months, exceeds the lesser of (1) 10% of TICNY’s policyholders’ surplus as shown on its latest statutory financial statement filed with the New York State Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months. TICNY declared approximately $5.2 million, $8.5 million, and $4.6 million in dividends to Tower in 2008, 2007, and 2006, respectively.

The other Insurance Subsidiaries are subject to similar restrictions, usually related to policyholders’ surplus, unassigned surplus or net income and notice requirements of their domiciliary state. As of December 31, 2008, the maximum dividend distribution that our Insurance Subsidiaries could pay to Tower without approval of their domiciliary Insurance Departments was approximately $17.1 million.

TRM is not subject to any limitations on its dividends to Tower, other than the basic requirement that dividends may be declared or paid if the net assets of TRM remaining after such declaration or payment will at least equal the amount of TRM’s stated capital. TRM declared dividends of $7.2 million, $0 million and $0.7 million in 2008, 2007, and 2006, respectively.

Pursuant to a Tax Allocation Agreement, we compute and pay Federal income taxes on a consolidated basis. At the end of each consolidated return year, each entity must compute and pay to Tower its share of the Federal income tax liability primarily based on separate return calculations. The tax allocation agreement allows Tower to make certain Code elections in the consolidated Federal tax return. In the event such Code elections are made, any benefit or liability is accrued or paid by each entity. If a unitary or combined state income tax return is filed, each entity’s share of the liability is based on the methodology required or established by state income tax law or, if none, the percentage equal to each entity’s separate income or tax divided by the total separate income or tax reported on the return. During 2008, Tower received $27.1 million in tax payments from its subsidiaries under this agreement.

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

Cash Flows from Issuance of Subordinated Debentures and Perpetual Preferred Stock

In both January 2007 and March 2006, respectively, we issued $20 million of subordinated debentures.

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

Surplus Levels

Our Insurance Subsidiaries are required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from total assets. The NAIC maintains risk-based capital (“RBC”) requirements for property and casualty insurance companies. RBC is a formula that attempts to evaluate the adequacy of statutory capital and surplus in relation to investments and insurance risks. The formula is designed to allow the state Insurance Departments to identify potential weakly capitalized companies. Under the formula, a company determines its risk-based capital by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). Applying the RBC requirements as of December 31, 2008, our Insurance Subsidiaries’ risk-based capital exceeded the minimum level that would trigger regulatory attention. In addition to monitoring RBC to ensure regulatory compliance, we monitor various financial ratios, including gross and net premiums written to surplus ratios. In 2008, we contributed $0.3 million to TICNY. In 2007, we contributed $3.2 million to TICNY, $2.5 million to PIC and $2.5 million to NEIC.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Cash Flow Summary

	Year ended December 31,
($ in thousands)	2008	2007	2006

Cash provided by (used in):
Operating activities	$61,732	$75,928	$134,135
Investing activities	1,627	(182,866)	(131,959)
Financing activities	(4,785)	67,456	59,662

Net increase (decrease) in cash and cash equivalents	58,574	(39,482)	61,838
Cash and cash equivalents, beginning of year	77,679	117,161	38,760

Cash and cash equivalents, end of year	$136,253	$77,679	$100,598

Comparison of Years Ended December 31, 2008 and 2007

The cash equivalents at December 2008 were higher than historical amounts as a result of the building up our cash balances as we reassess our investment policies and seek to maintain a higher level of liquidity due to current market conditions.

During 2008, yield spreads continued to widen resulting from continued lack of liquidity in the market, increasing the gross unrealized investment loss significantly. The increase in the unrealized investment loss was in corporate bond securities, residential and commercial mortgage-backed securities and our asset-backed securities. Our policy is to regularly review both our fixed-maturity and equity portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Throughout 2008, following our normal review procedures, we recorded OTTI on our equity and fixed maturity securities totaling $22.7 million. Some of our equity securities were invested in REITs and the OTTI for these securities was $2.4 million in 2008 recorded in the first quarter of 2008. These securities were sold in April 2008 and we recorded a gain of $70,000, after considering the OTTI adjustment recorded as of

March 31, 2008. The OTTI losses on fixed maturity securities included $3.3 million of corporate bonds and $2.4 million related to an asset-backed security which held collaterized bank debt. As a result of performing cash flow testing in accordance with Emerging Issues Task Force Number 99-20-1, we determined that additional OTTI related to other fixed maturity securities was $14.6 million, which consisted of $14.0 million of residential mortgage-backed securities, $0.2 million of asset-backed securities and $0.4 million of commercial mortgage-backed securities.

We have determined that we do not hold any remaining investments, after recording the charge for OTTI, that would have been considered other than temporarily impaired, and that the recent increase in the gross unrealized investment loss was caused by the lack of liquidity in the capital markets. We expect cash flows from operations to be sufficient to meet our liquidity requirements. We have the ability and intent to hold these investments, excluding the investments we determined were OTTI, until a recovery of fair value to our cost or amortized cost basis, which may be at maturity for fixed maturity securities.

For 2008 and 2007, net cash provided by operating activities was $61.7 million and $75.9 million, respectively. The decrease in cash flow for 2008 was due, in part, to faster payments to CPIC by TRM in 2008 compared to 2007 as well as direct transaction costs for the CastlePoint acquisition.

The net cash flows provided by investing activities for 2008 was $1.6 million as compared to net cash used by investing activities of $182.9 million for the same period in 2007. During 2008, we capitalized $15.3 million for software, principally expenditures for operating systems and hardware. These expenditures were offset by net sales of fixed maturity securities totaling $19.9 million and net purchases of equities of $0.6 million.

The net cash flows used by financing activities for 2008 related primarily to the payment of dividends.

Our insurance companies are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. As of December 31, 2008, the maximum amount of distributions that our insurance companies could pay to us without approval of their domiciliary Insurance Department was approximately $17.1 million. Cash flow needs at the holding company level are primarily for dividends to our stockholders and interest payments on our $101.0 million of subordinated debentures.

Comparison of Years Ended December 31, 2007 and 2006

The cash equivalents at December 2006 were higher than they were historically as a result of raising $48 million through the issuance of $40 million of perpetual preferred stock and $8 million from the sale of Tower Indemnity Company of America near the end of 2006. At the time we raised these funds the yield curve was relatively flat. At December 31, 2006, we had $65 million of cash equivalents invested in agency-backed discount notes and commercial paper that had interest yields between 5.14% and 5.25%. Our belief then was that longer term interest rates would rise in 2007.

During 2007, yield spreads widened as a result of the lack of liquidity in the market, increasing the gross unrealized investment loss significantly. The increase in the unrealized investment loss was primarily in our residential and commercial mortgage-backed and asset-backed securities, as well as our corporate bond securities. At December 31, 2007, following our regular periodic review, we recorded $10.1 million of OTTI on our equity and fixed maturity securities. Our equity securities are primarily invested in REITs and the OTTI for these securities was $5.2 million in 2007. The fixed maturity securities included sub-prime residential mortgage-backed securities and the OTTI for the sub-prime securities was $2.6 million in 2007. As a result of performing cash flow testing in accordance with Emerging Issues Task Force Number 99-20, we determined that additional OTTI related to other fixed maturity securities was $1.8 million. In January 2008, we sold two corporate bonds and recorded OTTI related to these bonds as of December 31, 2007, because we no longer had the intent to hold them to maturity.

We have determined that we do not hold any remaining investments, after recording the charge for OTTI, that would have been considered other than temporarily impaired, and that the recent increase in the gross unrealized investment loss was caused by the lack of liquidity in the capital markets. We expect cash flows from operations to be sufficient to meet our liquidity requirements.

We intend, and we believe we have the ability, to hold these investments, excluding the investments we determined were OTTI, until a recovery in value, which may be at maturity for fixed maturity securities.

For 2007 and 2006, net cash provided by operating activities was $74.1 million and $134.1 million, respectively. The decrease in cash flow for 2007 was a result of Federal income tax payments of $27.6 million for 2007, compared to $15.3 million for 2006, as well as increased reinsurance costs. In addition, net cash provided by operating activities in 2006 included $37 million received from PXRE, which resulted from the commutation and novation transactions.

The net cash flow used in investing activities for 2007 was $181.2 million as compared to $132.0 million for the same period in 2006. Cash flow used for investing activities in 2007 included the payment of $66.0 million for the acquisition of Preserver Group, Inc. In addition, we paid $4.7 million of Preserver’s direct transaction costs in connection with the acquisition. During 2007, we capitalized $10.8 million for software, principally expenditures for operating systems, hardware and approximately $5.0 million as a result of the Preserver acquisition. In addition, there were increases in investments in municipal securities, corporate bonds, U.S. Treasuries and mortgage-backed investments for 2007 of $105.3 million and net sales in our equity investments of $8.9 million. During 2006, we capitalized $22.9 million for the purchase of fixed assets and entered into a sale leaseback on $5.2 million of these assets. We relocated our New York City corporate headquarters within the same building and capitalized $10.4 million for leasehold improvements, $3.9 million and $6.1 million for furniture and equipment and $6.4 million for computer hardware and software. The landlord provided a $4.8 million build-out allowance which partly financed the $10.4 million of leasehold improvements. In addition, we had net fixed maturity security purchases of $83.4 million and net purchases in our equity investments of $16.6 million. Also in 2006, we invested $14.4 million to start up CastlePoint.

The net cash flows provided by financing activities for 2007 and 2006 were $67.5 million and $59.7 million, respectively. The 2007 amount included the net proceeds from the issuance of $20.6 million in subordinated debentures on January 25, 2007, the $89.4 million of net proceeds from the January 26, 2007 equity offering and the related exercise of the underwriters’ over-allotment option, offset by $40.0 million used for the redemption of preferred stock. In 2006, net cash flows provide by financing activities included the net proceeds from the issuance of $20.6 million of subordinated debentures on March 31, 2006 and the issuance of the perpetual preferred stock in December 2006, net of issuance costs.

Our insurance companies are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. As of December 31, 2007, the maximum amount of distributions that our insurance companies could pay to us without approval of their domiciliary Insurance Department was approximately $17.1 million. Cash flow needs at the holding company level were primarily for dividends to our stockholders and interest payments on our $101.0 million of subordinated debentures.

Comparison of Years Ended December 31, 2007 and 2006

The cash equivalents at December 2006 were higher than they were historically as a result of raising $48 million through the issuance of $40 million of perpetual preferred stock and $8 million from the sale of Tower Indemnity Company of America near the end of 2006. At the time we raised these funds the yield curve was relatively flat. At December 31, 2006, we had $65 million of cash equivalents invested in agency-backed discount notes and commercial paper that had interest yields between 5.14% and 5.25%. Our belief then was that longer term interest rates would rise in 2007.

During 2007, yield spreads widened as a result of the lack of liquidity in the market, increasing the gross unrealized investment loss significantly. The increase in the unrealized investment loss was primarily in our residential and commercial mortgage-backed and asset-backed securities, as well as our corporate bond securities. At December 31, 2007, following our regular periodic review, we recorded $10.1 million of OTTI on our equity and fixed maturity securities. Our equity securities are primarily invested in REITs and the OTTI for these securities was $5.2 million in 2007. The fixed maturity securities included sub-prime residential mortgage-backed securities and the OTTI for the sub-prime securities was $2.6 million in 2007. As a result of performing cash flow testing in accordance with Emerging Issues Task Force Number 99-20, we determined that additional OTTI related to other fixed maturity securities was $1.8 million. In January 2008, we sold two corporate bonds and recorded OTTI related to these bonds as of December 31, 2007, because we no longer had the intent to hold them to maturity.

We have determined that we do not hold any remaining investments, after recording the charge for OTTI, that would have been considered other than temporarily impaired, and that the recent increase in the gross unrealized investment loss was caused by the lack of liquidity in the capital markets. We expect cash flows from operations to be sufficient to meet our liquidity requirements. We intend, and we believe we have the ability, to hold these investments, excluding the investments we determined were OTTI, until a recovery in value, which may be at maturity for fixed maturity securities.

For 2007 and 2006, net cash provided by operating activities was $74.1 million and $134.1 million, respectively. The decrease in cash flow for 2007 was a result of Federal income tax payments of $27.6 million for 2007, compared to $15.3 million for 2006, as well as increased reinsurance costs. In addition, net cash provided by operating activities in 2006 included $37 million received from PXRE, which resulted from the commutation and novation transactions.

The net cash flow used in investing activities for 2007 was $181.2 million as compared to $132.0 million for the same period in 2006. Cash flow used for investing activities in 2007 included the payment of $66.0 million for the acquisition of Preserver Group, Inc. In addition, we paid $4.7 million of Preserver’s direct transaction costs in connection with the acquisition. During 2007, we capitalized $10.8 million for software, principally expenditures for operating systems, hardware and approximately $5.0 million as a result of the Preserver acquisition. In addition, there were increases in investments in municipal securities, corporate bonds, U.S. Treasuries and mortgage-backed investments for 2007 of $105.3 million and net sales in our equity investments of $8.9 million. During 2006, we capitalized $22.9 million for the purchase of fixed assets and entered into a sale leaseback on $5.2 million of these assets. We relocated our New York City corporate headquarters within the same building and capitalized $10.4 million for leasehold improvements, $3.9 million and $6.1 million for furniture and equipment and $6.4 million for computer hardware and software. The landlord provided a $4.8 million build-out allowance which partly financed the $10.4 million of leasehold improvements. In addition, we had net fixed maturity security purchases of $83.4 million and net purchases in our equity investments of $16.6 million. Also in 2006, we invested $14.4 million to start up CastlePoint.

The net cash flows provided by financing activities for 2007 and 2006 were $67.5 million and $59.7 million, respectively. The 2007 amount included the net proceeds from the issuance of $20.6 million in subordinated debentures on January 25, 2007, the $89.4 million of net proceeds from the January 26, 2007 equity offering and the related exercise of the underwriters’ over-allotment option, offset by $40.0 million used for the redemption of preferred stock. In 2006, net cash flows provide by financing activities included the net proceeds from the issuance of $20.6 million of subordinated debentures on March 31, 2006 and the issuance of the perpetual preferred stock in December 2006, net of issuance costs.

Our insurance companies are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. As of December 31, 2007, the maximum amount of distributions that our insurance companies could pay to us without approval of their domiciliary Insurance Department was approximately $17.1 million. Cash flow needs at the holding company level were primarily for dividends to our stockholders and interest payments on our $101.0 million of subordinated debentures.

Liquidity

We maintain sufficient liquidity to pay claims, operating expenses and meet our other obligations. We held $136.3 million and $77.7 million of cash and cash equivalents at December 31, 2008 and 2007, respectively. We monitor our expected claims payment needs and maintain a sufficient portion of our invested assets in cash and cash equivalents to enable us to fund our claims payments without having to sell longer-duration investments. Cash and cash equivalents at December 31, 2008 include $16.0 million of premiums collected through TRM on behalf of CPIC. These funds will be paid to CPIC within 30 days from December 31, 2008. As of December 31, 2008, cash and cash equivalents were approximately equal to the estimated $102.2 million of net loss reserves as of that date that we expect to pay within the next year. As necessary, we adjust our holdings of short-term investments and cash and cash equivalents to provide sufficient liquidity to respond to changes in the anticipated pattern of claims payments. See “Business—Investments.”

Commitments

The following table summarizes information about contractual obligations and commercial commitments. The minimum payments under these agreements as of December 31, 2008 were as follows:

	Payments due by period
		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years

Subordinated Debentures	$101,036	$—	$—	$—	$101,036
Interest on subordinated debentures	194,906	7,399	14,798	14,798	157,911
Operating lease obligations	56,148	6,801	12,929	8,843	27,575
Gross loss reserves	534,991	174,826	211,236	101,170	47,759

Total contractual obligations	$887,081	$189,026	$238,963	$124,811	$334,281

The gross loss reserves payments due by period in the table above are based upon the loss and loss expense reserves estimates as of December 31, 2008 and actuarial estimates of expected payout patterns by line of business. As a result, our calculation of loss reserve payments due by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. The projected gross loss payments presented do not include the estimated ceded reserves recoverable from reinsurers that amounted to $222.2 million, which are estimated to be recovered as follows: less than one year, $72.6 million; one to three years, $87.7 million; four to five years, $42.0 million; and after five years, $19.9 million. The interest on the subordinated debentures is calculated using interest rates in effect at December 31, 2008 for variable rate debentures.

For a discussion of our loss and LAE reserving process, see “Critical Accounting Policies—Loss and LAE Reserves.” Actual payments of losses and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss reserves vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors-Risks Related to Our Business. If our actual loss and loss adjustment expenses exceed our loss reserves, our financial condition and results of operations could be adversely affected,” for a discussion of the uncertainties associated with estimating loss and LAE expense reserves. The ceded reserves recoverable referred to above also assumes timely reimbursement from our reinsurers. If our reinsurers do not meet their contractual obligations on a timely basis, the payment assumptions presented above could vary materially.

Capital Resources

At various times over the past five years we have issued trust preferred securities through wholly-owned Delaware statutory business trusts. The trusts use the proceeds of the sale of the trust preferred securities and common securities that we acquire from the trust to purchase junior subordinated debentures from us with terms that match the terms of the trust preferred securities. Interest on the junior subordinated debentures and the trust preferred securities is payable quarterly. In some cases, the interest rate is fixed for an initial period of five years after issuance and then floats with changes in the London Interbank Offered Rate (“LIBOR”). In other cases the interest rate floats with LIBOR without any initial fixed-rate period. The principal terms of the outstanding trust preferred securities are summarized in the following table:

Principal Amount of
						Amount of	Junior Subordinated
						Investment in	Debenture
			Maturity			Common Securities of	Issued to
Issue Date	Amount	Issuer	Date	Early Redemption	Interest Rate	Trust	Trust

January 2007	$20.0 million	Tower Group Statutory Trust VI	March 2037	At our option at par on or after March 15, 2012	8.155% until January 25, 2012; three-month LIBOR plus 300 basis points thereafter	$0.6 million	$20.6 million

March 2006	$20.0 million	Tower Group Statutory Trust V	April 2036	At our option at par on or after April 7, 2011	8.5625% until March 31, 2011; three-month LIBOR plus 330 basis points thereafter	$0.6 million	$20.6 million

December 2004	$13.0 million	Tower Group Statutory Trust IV	March 2035	At our option at par on or after December 21, 2009	Three-month LIBOR plus 340 basis points	$0.4 million	$13.4 million

December 2004	$13.0 million	Tower Group Statutory Trust III	December 2034	At our option at par on or after December 15, 2009	7.4% until December 7, 2009; three-month LIBOR plus 340 basis points thereafter	$0.4 million	$13.4 million

September 2003	$10.0 million	Tower Group Statutory Trust II	September 2033	At our option at par on or after September 30, 2008	7.5% until September 30, 2008; three-month LIBOR plus 400 basis points thereafter	$0.3 million	$10.3 million

May 2003	$10.0 million	Tower Group Statutory Trust I	May 2033	At our option at par on or after May 15, 2008	Three-month LIBOR plus 410 basis points (capped at 12.5% until May 15, 2008)	$0.3 million	$10.3 million

Principal Amount of
						Amount of	Junior Subordinated
						Investment in	Debenture
			Maturity			Common Securities of	Issued to
Issue Date	Amount	Issuer	Date	Early Redemption	Interest Rate	Trust	Trust

May 2004	$12.0 million	Preserver Capital Trust I	April 2034	At our option at par on or after May 24, 2009	Three-month LIBOR plus 425 basis points (capped at 12.5% until May 24, 2009)	$0.4 million	$12.3 million

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements at December 31, 2008.

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

Adoption of New Accounting Pronouncements

For a discussion of accounting standards, see Note 1 of Notes to Consolidated Financial Statements.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Market risk is the risk that we will incur losses in our investments due to adverse changes in market rates and prices. Market risk is directly influenced by the volatility and liquidity in the market in which the related underlying assets are invested. We believe that we are principally exposed to three types of market risk:

changes in interest rates, changes in the credit quality of issuers of investment securities and reinsurers, and changes in equity prices.

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities, although conditions affecting particular asset classes (such as conditions in the housing market that affect residential mortgage-backed securities) can also be a significant source of market risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. Our fixed maturity portfolio is comprised of primarily investment grade corporate securities, U.S. government and agency securities, municipal obligations and mortgage-backed securities. Our fixed maturity securities are classified as available-for-sale in accordance with FAS 115 and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. The fair value of our fixed maturity securities as of December 31, 2008 was $530.2 million.

For fixed maturity securities, short-term liquidity needs and the potential liquidity needs for the business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates. As of December 31, 2008, the average duration of the fixed maturity portfolio was 4.0 years.

As of December 31, 2008, we had a total of $36.0 million of outstanding floating rate debt, all of which is outstanding subordinated debentures underlying our trust preferred securities issued by our wholly owned statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase.

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

For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2008.

The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of December 31, 2008:

	Estimated Increase	Estimated Percentage
	(Decrease) in Fair Value	Increase (Decrease)
Change in interest rate	($ in thousands)	in Fair Value

300 basis point rise	$(70,342)	(13.3)%
200 basis point rise	(48,539)	(9.2)%
100 basis point rise	(25,102)	(4.7)%
As of December 31, 2008	0	0.0%
50 basis point decline	13,274	2.5%
100 basis point decline	26,934	5.1%

The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $25.1 million or 4.7% based on a 100 basis point increase in interest rates as of December 31, 2008. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities investments, which constituted approximately 98% of our total invested assets excluding cash and cash equivalents as of December 31, 2008.

Interest expense would also be affected by a hypothetical change in interest rates. As of December 31, 2008 we had $36.0 million of floating rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by $360,000, a 200 basis point increase would increase interest expense by $720,000, and a 300 basis point increase would increase interest expense by $1,080,000.

With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“FAS 91”), issued by the Financial Accounting Standards Board (“FASB”), which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage backed securities holdings had been purchased at significant discounts or premiums to par value. As of December 31, 2008, the par value of our mortgage-backed securities holdings was $191.3 million and the amortized cost of our mortgage-backed securities holdings was $164.9 million. This equates to an average price of 86.2% of par. Historically, few of our mortgage backed securities were purchased at more than three points (below 97% and above 103%) from par, thus a FAS 91 adjustment would not have a significant effect on investment income. However, since many of our non investment grade mortgage-backed securities have been impaired as a result of adverse cash flows, the required adjustment to book yield can have a significant effect on our future investment income.

Furthermore, significant hypothetical changes in interest rates in either direction would not have a significant effect on principal redemptions, and therefore investment income, because of the prepayment protected mortgage securities in the portfolio. The mortgage-backed securities portion of the portfolio totaled 27.7% as of December 31, 2008. Of this total, only 16.3% was in agency pass through securities, which have the highest amount of prepayment risk from declining rates. The remainder of our mortgage-backed securities portfolio is invested in agency planned amortization class collateralized mortgage obligations, non-agency residential non-accelerating securities, and commercial mortgage-backed securities.

The planned amortization class collateralized mortgage obligation securities maintain their average life over a wide range of prepayment assumptions, while the non-agency residential non-accelerating securities have five years of principal lock-out protection and the commercial mortgage-backed securities have very onerous prepayment and yield maintenance provisions that greatly reduce the exposure of these securities to prepayments.

Credit Risk

Our credit risk is the potential loss in market value resulting from adverse change in the borrower’s ability to repay its obligations. Our investment objectives are to preserve capital, generate investment income and maintain adequate liquidity for the payment of claims and debt service. We seek to achieve these goals by investing in a diversified portfolio of securities. We manage credit risk through regular review and analysis of the creditworthiness of all investments and potential investments. Although we experienced increased credit risk during 2008 due to the dislocation of the credit markets, our fixed maturity portfolio maintained an average S&P rating of AA-.

We also bear credit risk on our reinsurance recoverables and premiums ceded to reinsurers. As of December 31, 2008, we had unsecured reinsurance recoverables of $13.3 million owed by Munich Reinsurance America Inc.,

$11.1 million owed by Westport Insurance Company, $8.2 million owed by CastlePoint Insurance Company, $7.0 million owed by Platinum Underwriters Reinsurance Inc., $6.6 owed by Hannover Rueckversicherungs AG, $7.2 million owed by Endurance Reinsurance Corp. of America, $6.1 million owed by Swiss Reinsurance America, $5.3 million owed by Axis Reinsurance Company, $1.5 million owed by General Reinsurance Corp., $1.5 owed by NGM Insurance Co., $1.4 owed by New Jersey Unsatisfied Claims and Judgment Fund, and other reinsurers owing in total $6.0 million. If any of these reinsurers fails to pay its obligations to us, or substantially delays making payments on the reinsurance recoverables, our financial condition and results of operations could be materially impaired. To mitigate the credit risk associated with reinsurance recoverables, we secure certain of our reinsurance recoverables by withholding ceded premium and requiring funds to be placed in trust as well as monitoring our reinsurers’ financial condition and rating agency ratings and outlook. See “Business—Reinsurance.”

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

Equity Risk

Equity risk is the risk that we may incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our holdings of common stocks, mutual funds and other equities. Our equity securities are classified as available for sale in accordance with FAS 115 and carried on the balance sheet at fair value. Since only a small percentage of our assets are invested in equity securities, we do not believe that our exposure to equity price risk is significant.

Item 8.  Financial Statements And Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Tower Group, Inc.

We have audited the accompanying consolidated balance sheets of Tower Group, Inc. (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive net income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. Our audits also included the financial statement schedules listed in Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tower Group, Inc. as of December 31, 2008 and 2007, and the results of its consolidated operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Tower Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  Johnson Lambert & Co. LLP

Falls Church, Virginia
March 13, 2009

Tower Group, Inc.
Consolidated Balance Sheets

	December 31,
($ in thousands, except par value and share amounts)	2008	2007
Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $581,470 and $616,757)	$530,159	$606,488
Equity securities, available-for-sale, at fair value (cost of $12,726 and $14,429)	10,814	12,580

Total investments	540,973	619,068
Cash and cash equivalents	136,253	77,679
Investment income receivable	6,972	6,546
Premiums receivable	186,806	122,763
Reinsurance recoverable	272,606	207,828
Prepaid reinsurance premiums	153,650	124,834
Deferred acquisition costs, net of deferred ceding commission revenue	53,080	39,271
Deferred income taxes	36,207	22,802
Intangible assets	20,464	21,670
Goodwill	18,962	13,281
Fixed assets, net of accumulated depreciation	39,038	32,337
Investment in unconsolidated affiliate	29,293	32,615
Other assets	38,709	34,955

Total assets	$1,533,013	$1,355,649

Liabilities
Loss and loss adjustment expenses	$534,991	$501,183
Unearned premium	328,847	272,774
Reinsurance balances payable	134,598	58,740
Payable to issuing carriers	47,301	42,855
Funds held under reinsurance agreements	20,474	36,841
Accounts payable, accrued liabilities and other liabilities	30,562	32,833
Subordinated debentures	101,036	101,036

Total liabilities	1,197,809	1,046,262
Stockholders’ Equity
Common stock ($0.01 par value; 40,000,000 shares authorized, 23,408,145 and 23,225,039 shares issued, and 23,339,470 and 23,185,173 shares outstanding)	234	232
Treasury stock (68,675 and 39,866 shares)	(1,026)	(493)
Paid-in-capital	208,094	205,435
Accumulated other comprehensive net loss	(37,498)	(8,322)
Retained earnings	165,400	112,535

Total stockholders’ equity	335,204	309,387

Total liabilities and stockholders’ equity	$1,533,013	$1,355,649

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Income and Comprehensive Net Income

	Year Ended December 31,
($ in thousands, except per share and share amounts)	2008	2007	2006
Revenues
Net premiums earned	$314,551	$286,106	$223,988
Ceding commission revenue	79,162	71,010	43,130
Insurance services revenue	68,156	33,300	7,973
Policy billing fees	2,347	2,038	1,134
Net investment income	34,568	36,699	23,026
Net realized (losses) gains on investments	(14,354)	(17,511)	12

Total revenues	484,430	411,642	299,263
Expenses
Loss and loss adjustment expenses	162,739	157,906	135,125
Direct and ceding commission expense	132,445	101,030	60,558
Other operating expenses	91,491	77,319	53,675
Interest expense	8,449	9,290	6,870

Total expenses	395,124	345,545	256,228
Other Income
Equity income in unconsolidated affiliate	269	2,438	914
Gain from issuance of common stock by unconsolidated affiliate	—	2,705	7,883
Warrant received from unconsolidated affiliate	—	—	4,605

Income before income taxes	89,575	71,240	56,437
Income tax expense	32,102	26,158	19,673

Net income	$57,473	$45,082	$36,764

Gross unrealized investment holding (losses) gains arising during period	(56,098)	(29,424)	4,443
Equity in net unrealized (losses) gains in investment in unconsolidated affiliate’s investment portfolio	(3,142)	(218)	143
Less: reclassification adjustment for losses (gains) included in net income	14,354	17,511	(12)
Income tax benefit (expense) related to items of other comprehensive income	15,710	4,246	(1,659)

Comprehensive net income	$28,297	$37,197	$39,679

Basic and diluted earnings per share
Basic	$2.49	$1.95	$1.85

Diluted	$2.47	$1.93	$1.82

Weighted average common shares outstanding
Basic	23,040,496	22,714,663	19,750,309
Diluted	23,250,642	22,968,097	20,147,318

Dividends declared and paid per common share
Common stock	$0.20	$0.15	$0.10

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

							Accumulated
							Other		Total
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’
($ in thousands)	Shares	Amount	Shares	Amount	Stock	Capital	Income	Earnings	Equity
Balance at December 31, 2005		—	19,873	$199	$(110)	$111,066	$(3,352)	$37,019	$144,822
Dividends declared	—	—	—	—	—	—	—	(1,975)	(1,975)
Dividends declared on preferred stock	—	—	—	—	—	—	—	(212)	(212)
Stock based compensation	—	—	133	1	(97)	2,102	—	—	2,006
Issuance of preferred stock, net of issuance costs of $0.4 million	40	39,600	—	—	—	—	—	—	39,600
Net income	—	—	—	—	—	—	—	36,764	36,764
Net unrealized appreciation on securities available for sale, net of income tax	—	—	—	—	—	—	2,915	—	2,915

Balance at December 31, 2006	40	39,600	20,006	$200	$(207)	$113,168	$(437)	$71,596	$223,920
Dividends declared	—	—		—	—	—	—	(3,444)	(3,444)
Dividends declared on preferred stock	—	—		—	—	—	—	(298)	(298)
Stock based compensation	—	—	175	2	(341)	2,904	—	—	2,565
Redemption of preferred stock	(40)	(39,600)	—	—	—	—	—	(400)	(40,000)
Equity offering and over-allotment, net of issuance costs	—	—	3,045	30	—	89,334	—	—	89,365
Warrant exercise	—	—	—	—	55	29	—	—	84
Net income	—	—	—	—	—	—	—	45,082	45,082
Net unrealized depreciation on securities available for sale, net of income tax	—	—	—	—	—	—	(7,885)	—	(7,885)

Balance at December 31, 2007	—	—	23,225	$232	$(493)	205,435	$(8,322)	$112,535	$309,387
Dividends declared	—	—		—	—	—	—	(4,608)	(4,608)
Stock based compensation	—	—	183	2	(592)	2,634	—	—	2,044
Warrant exercise	—	—	—	—	59	25	—	—	84
Net income	—	—	—	—	—	—	—	57,473	57,473
Net unrealized depreciation on securities available for sale, net of income tax	—	—	—	—	—	—	(29,176)	—	(29,176)

Balance at December 31, 2008	—	—	23,408	$234	(1,026)	208,094	$(37,498)	165,400	$335,204

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2008	2007	2006
Cash flows provided by (used in) operating activities:
Net income	$57,473	$45,082	$36,764
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain from IPO of common shares of unconsolidated affiliate	—	(2,705)	(7,883)
Warrant received from unconsolidated affiliate	—	—	(4,605)
(Gain) loss on sale of investments	(8,297)	7,417	(12)
Other-than-temporary-impairment loss on investments	22,651	10,094	—
Depreciation and amortization	11,718	8,725	5,212
Amortization of bond premium or discount	1,067	591	564
Amortization of restricted stock	2,480	1,919	860
Deferred income taxes	(4,201)	(4,774)	2,801
Excess tax benefits from share-based payment arrangements	(175)	(1,105)	(891)
(Increase) decrease in assets:
Investment income receivable	(426)	(534)	(1,430)
Premiums receivable	(64,043)	(27,237)	(19,574)
Reinsurance recoverable	(64,778)	(49,915)	(13,192)
Prepaid reinsurance premiums	(28,816)	(26,808)	(50,744)
Deferred acquisition costs, net	(13,809)	10,494	(6,619)
Investment in unconsolidated affiliate	269	(2,438)	(914)
Other assets	(1,933)	(7,727)	1,802
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	33,808	81,383	103,817
Unearned premium	56,073	3,033	69,238
Reinsurance balances payable	75,859	15,378	19,360
Payable to issuing carriers	4,446	42,193	—
Accounts payable and accrued expenses	(454)	(9,358)	6,926
Funds held under reinsurance agreement	(17,624)	(18,094)	(7,525)
Other	446	314	180

Net cash flows provided by operations	61,734	75,928	134,135

Cash flows provided by (used in) investing activities:
Acquisition of Preserver Group Inc.	—	(70,737)	—
Purchase of fixed assets	(17,210)	(13,993)	(17,385)
Investment in unconsolidated affiliate	—	—	(14,528)
Purchase—fixed-maturity securities	(336,465)	(306,638)	(154,917)
Purchase—equity securities	(7,175)	(15,885)	(17,804)
Sale or maturity—fixed-maturity securities	355,966	199,628	71,672
Sale—equity securities	6,511	24,759	1,003

Net cash flows provided by (used in) investing activities	1,627	(182,866)	(131,959)

Cash flows provided by (used in) financing activities:
Equity offering and over allotment, net of issuance costs	—	89,366	—
Issuance of perpetual preferred stock, net of issuance costs		—	39,600
Redemption of preferred stock	—	(40,000)	—
Proceeds from issuance of subordinated debentures	—	20,619	20,619
Purchase of common trust securities—statutory business trusts	—	(619)	(619)
Exercise of stock options & warrants	179	1,167	1,243
Excess tax benefits from share-based payment arrangements	175	1,105	891
Treasury stock acquired-net employee share-based compensation	(533)	(439)	(97)
Dividends paid	(4,608)	(3,743)	(1,975)

Net cash flows (used in) provided by financing activities	(4,787)	67,456	59,662

Increase in cash and cash equivalents	58,574	(39,482)	61,838
Cash and cash equivalents, beginning of year	77,679	117,161	38,760

Cash and cash equivalents, end of year	$136,253	$77,679	$100,598

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$27,110	$27,555	$15,344
Cash paid for interest	7,882	8,145	6,432

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Notes to Consolidated Financial Statements

Note 1—	Nature of Business

Tower Group, Inc. (the “Company”) through its subsidiaries offers property and casualty insurance products and diversified insurance services and products. The Company’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “TWGP.”

The Company changed its presentation of its business results in the first quarter of 2008 by combining its previously reported insurance segment with its reinsurance segment based on the way management organizes the segments for making operating decisions and assessing profitability. This results in the reporting of two operating segments. The prior period segment disclosures have been restated to conform to the current presentation.

The Insurance Segment offers a broad range of property and casualty insurance products and services to small to mid-sized businesses and to individuals primarily in the Northeast states; and

The Insurance Services Segment provides insurance brokering, claim administration, reinsurance intermediary services and other administrative services.

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

Liability for Loss and Loss Adjustment Expenses (“LAE”)

The liability for loss and LAE represents management’s best estimate of the ultimate cost of all reported and unreported losses that are unpaid as of the balance sheet date. The liability for loss and LAE is estimated on an undiscounted basis, using individual case-basis valuations, statistical analyses and various actuarial procedures. The projection of future claim payment and reporting is based on an analysis of the Company’s historical experience, supplemented by analyses of industry loss data. Management believes that the reserves for loss and LAE are adequate to cover the ultimate cost of losses and claims to date; however, because of the uncertainty from various sources, including changes in reporting patterns, claims settlement patterns, judicial decisions, legislation, and economic conditions, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. As adjustments to these estimates become necessary, such adjustments are reflected in expense for the period in which the estimates are changed. Because of the nature of the business historically written, the Company’s management believes that the Company has limited exposure to environmental claim liabilities.

Tower estimates LAE reserves separately for claims that are defended by in-house attorneys, claims that are handled by other attorneys that are not employees, and miscellaneous LAE costs such as witness fees and court costs.

For LAE stemming from defense by in-house attorney’s the Company determines a fixed fee per in-house litigated claim, and allocates to each of these litigated claims 50% of this fixed fee when litigation on a particular claim begins and 50% of the fee when the litigation is closed. The fee is determined actuarially based upon the projected number of litigated claims and expected closing patterns at the beginning of each year as well as the projected budget for the Company’s in-house attorneys, and these amounts are subject to adjustment each quarter based upon actual experience.

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

In preparing financial statements, management estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. The Company recorded no allowance for uncollectible reinsurance at December 31, 2008 and 2007 and did not expense any uncollectible reinsurance during 2008, 2007 and 2006. Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company’s reinsurers to meet their contractual obligations could have a detrimental impact on the consolidated financial statements and the Company’s Insurance Subsidiaries’ ability to meet their regulatory capital and surplus requirements.

Cash and Cash Equivalents

Cash and cash equivalents are presented at cost, which approximates fair value. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company maintains its cash balances at several financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) secures accounts up to $250,000 at these institutions through December 31, 2009 at which time the insured limit is scheduled to revert back to $100,000. Management monitors balances in excess of insured limits and believes they do not represent a significant credit risk to the Company.

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

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company regularly reviews its fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments In evaluating potential impairment, management considers, among other criteria: the current fair value compared to amortized cost or cost, as appropriate; the length of time the security’s fair value has been below amortized cost or cost; management’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value to cost or amortized cost; specific credit issues related to the issuer; specific cash flow estimations for mortgage-backed securities and current economic conditions. In addition, while evaluating the asset and mortgage-back securities portfolios, management followed the guidance of FSP EITF 99-20-1. Other-than-temporary impairment (“OTTI”) losses result in a permanent reduction of the cost basis of the underlying investment. During 2008 and 2007, the Company recorded impairment write-downs in the amount of $22.7 million and $10.1 million, respectively, after determining that certain of its investments were OTTI. During 2006, the Company did not record any OTTI.

Fair Value

The fair value hierarchy in SFAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).

The Company uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, the Company uses the quoted market prices provided by the outside pricing services to determine fair value. The outside pricing services used by the Company have indicated that they will only provide prices where observable inputs are available. In circumstances where quoted market prices are unavailable, the Company utilizes fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs.

The Company’s process to validate the market prices obtained from the outside pricing sources include, but are not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. The Company also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price.

Premiums Receivable

Premiums receivable are presented net of an allowance for doubtful accounts of $550,000 and $204,000 at December 31, 2008 and 2007, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible agent’s balances of $361,000, $201,000 and $37,000 were written off in 2008, 2007, and 2006 respectively.

With respect to the business produced by TRM for other issuing carriers, agents collect premiums from the policyholders and forward them to TRM. In certain jurisdictions, when the insured pays premium for these policies to agents for payment to TRM, the premium might be considered to have been paid and the insured will no longer be liable to TRM for those amounts, whether or not TRM has actually received the premiums from the agent. Consequently, TRM assumes a degree of credit risk associated with agents and brokers. The Company recorded no losses in 2008, 2007 and 2006 for this activity.

Receivable—Claims Paid by Agency

Receivable—claims paid by agency represent claim payments due from issuing carriers to reimburse claims paid by TRM on their behalf in conjunction with claims administration services. The receivables are partially secured by funds held totaling $3.5 million and $4.8 million as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, no reserve for uncollectible recoverables was recorded. During 2008, 2007 and 2006, no amounts relating to these receivables were written-off. See Note 12—Other Assets

Deferred Acquisition Costs and Deferred Ceding Commission Revenue

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

Goodwill and Intangible Assets

The Company has recorded acquired identifiable intangible assets. In accounting for such assets, the Company follows Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The cost of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their relative fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life and goodwill are not amortized and are subject to annual impairment testing. All identifiable intangible assets and goodwill are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. No impairment losses were recognized in 2008, 2007 and 2006.

Fixed Assets

Furniture, leasehold improvements, computer equipment, and software are reported at cost less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. The Company estimates the useful life for computer equipment is three years, computer software three to seven years, furniture and other equipment is seven years and leasehold improvements is the term of the lease.

Investment in Unconsolidated Affiliate

Although the Company owns less than 20% of the outstanding common stock of CastlePoint Holdings, Ltd. (“CastlePoint”), it records its investment in CastlePoint under the equity method of accounting as it is able to significantly influence the operating and financial policies and decisions of CastlePoint. The Company organized and sponsored CastlePoint with an initial investment of $15.0 million on February 6, 2006. The Company’s investment ownership as of December 31, 2008 was approximately 6.7% of CastlePoint after CastlePoint raised $249.9 million in a private placement stock offering in 2006 and $114.8 million in a public stock offering in 2007. This percentage does not include a warrant from CastlePoint to purchase an additional 1,127,000 shares of common stock which the Company received on April 6, 2006. See “Note 11-Investment in Unconsolidated Affiliate—CastlePoint.” As more fully described in “Note 25—Subsequent Events”, the Company acquired CastlePoint on February 5, 2009, at which time it became a wholly-owned subsidiary.

Statutory Business Trusts

The Company does not consolidate interest in its statutory business trusts for which the Company holds 100% of the common trust securities because Tower is not the primary beneficiary of the trusts in accordance with FIN No. 46(R), “Consolidation of Variable Interest Entities”. See “Note 15—Debt.” The Company’s investment in common trust securities of the statutory business trust are reported in balance sheet at equity. The Company reports as a liability the outstanding subordinated debentures owed to the statutory business trusts.

Income Taxes

Pursuant to a Tax Sharing Agreement, each of the entities in the group are required to make payments to the parent for Federal income tax imposed on its taxable income in a manner consistent with filing a separate federal income tax return (but subject to certain limitations that are applied to the Tower consolidated group as a whole) .

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

Treasury Stock

The Company accounts for the treasury stock at the repurchase price as a reduction to stockholders’ equity as it does not intend to retire the treasury stock held at December 31, 2008.

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

Segment Reporting

The Company manages its operations through two reportable segments: insurance (commercial and personal lines underwriting, reinsurance), and insurance services (managing general agency, claims administration and reinsurance intermediary operations). See “Note 24—Segment Information.”

Assessments

Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments. Among such assessments are state guaranty funds as well as workers’ compensation second injury funds. State guaranty funds assessments are used by state insurance oversight boards to cover losses of policyholders of insolvent insurance companies and for the operating expenses of such agencies. The Company uses estimates derived from state regulators and/or NAIC Tax and Assessments Guidelines.

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

Concentration and Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and accounts receivable. Investments are diversified through many industries and geographic regions through the use of money managers who employ different investment strategies. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At December 31, 2008 and 2007, the outstanding premiums receivable balance is generally diversified due to the number of entities composing the Company’s customer base, which is largely concentrated in the Northeast. To reduce credit risk, the Company performs ongoing evaluations of its customers’ financial condition. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Management’s policy is to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

One agent accounted for approximately 7%, 12% and 9%, respectively, of the Insurance Subsidiaries and TRM’s agents’ balances at December 31, 2008, 2007 and 2006. The same agent accounted for 10%, 11% and 11% of the Insurance Subsidiaries’ direct premiums written and TRM’s premiums produced in 2008, 2007 and 2006, respectively.

Lines of business that subject the Company to concentration risk are primarily commercial multiple-peril. For the years ended December 31, 2008, 2007 and 2006, 42%, 42% and 44%, respectively, of gross premiums earned were for commercial multiple-peril.

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

Reclassifications

The Company has reclassified certain amounts in its 2007 consolidated balance sheet to conform to the 2008 presentation. None of these reclassifications had an effect on the Company’s consolidated net earnings, total stockholders’ equity or cash flows.

Adoption of New Accounting Pronouncements

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value but does not require any new fair value measurements. The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 establishes a fair value hierarchy to increase consistency and comparability in fair value measurements and disclosures. The hierarchy is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets. The Company adopted the provisions of SFAS No. 157 on January 1, 2008, which did not have an effect on the Company’s consolidated financial condition or results of operation. See Note 5 for further financial statement disclosure required pursuant to SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. The Company did not elect to implement the fair value option for eligible financial assets and liabilities as of January 1, 2008 or during the year ending December 31, 2008.

In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF Issue No. 06-11”). EITF Issue No. 06-11

requires that the tax benefit related to dividend equivalents paid on restricted stock, which are expected to vest, be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to income tax expense. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and the Company adopted the provisions of EITF Issue No. 06-11 beginning in the first quarter of 2008. EITF Issue No. 06-11 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 provides a scope exception from SFAS 157 for the evaluation criteria on lease classification and capital lease measurement under SFAS No. 13, “Accounting for Leases” and other related accounting pronouncements. Accordingly, the Company did not apply the provisions of SFAS 157 in determining the classification of and accounting for leases and the adoption of FSP FAS 157-1 did not have an impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. Examples of applicable nonfinancial assets and nonfinancial liabilities to which FSP FAS 157-2 applies include, but are not limited to:

•	Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination that are not subsequently remeasured at fair value;

•	Reporting units measured at fair value in the goodwill impairment test as described in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and nonfinancial assets and nonfinancial liabilities measured at fair value in the SFAS 142 goodwill impairment test, if applicable; and

•	Nonfinancial long-lived assets measured at fair value for impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As a result of the issuance of FSP FAS 157-2, the Company did not apply the provisions of SFAS 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). This FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in the determination of the fair value of a financial asset when the market for that asset is not active. The key considerations illustrated in the FSP FAS 157-3 example include the use of an entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for nonperformance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the result of market transactions. FSP FAS 157-3 was preceded by a press release that was jointly issued by the Office of the Chief Accountant of the SEC and the FASB staff on September 30, 2008 that provides immediate clarification on fair value accounting based on the measurement guidance of SFAS 157. FSP FAS 157-3 and was effective upon issuance. The Company applied the guidance set forth in this FSP in determining the fair value of certain of its investments at December 31, 2008.

In January 2009, the FASB has issued FASB Staff Position (FSP) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” The FASB believes this guidance will achieve a more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The Company applied the guidance set forth in this FSP in determining both the fair value and OTTI of certain of its investments at December 31, 2008.

Future Adoption of New Accounting Standards

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company expects to adopt SFAS no. 160 on January 1, 2009 and does not expect the adoption to have a material effect on its consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This standard establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company will evaluate the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial condition and results of operations on a transaction by transaction basis as the effect is fact specific.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share” (“SFAS 128”). The FSP requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted. The Company expects to adopt FSP EITF 03-6-1 on January 1, 2009, and does not expect the adoption to have a material effect on the Company’s earnings per share.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 amends paragraph 11(d) of SFAS 142 to require an entity to use its own assumptions about renewal or extension of an arrangement, adjusted for the entity-specific factors in paragraph 11 of SFAS 142, even when there is likely to be substantial cost or material modifications. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The provisions of FSP FAS 142-3 are to be applied prospectively to intangible assets acquired after January 1, 2009 for the Company, although the disclosure provisions are required for all intangible assets recognized as of or subsequent to January 1, 2009. The Company expects to adopt FSP FAS 142-3 on January 1, 2009, and does not expect the adoption to have a material effect on the Company’s consolidated financial condition and results of operations.

Note 3—	Acquisition of Preserver Group, Inc.

On April 10, 2007, the Company completed the acquisition of 100% of the issued and outstanding common stock of Preserver Group, Inc., a New Jersey corporation.

The purchase price allocation of fair value to the acquired assets and liabilities was adjusted in December 2007 and March 2008 in finalizing the allocation of the purchase price. The December 2007 adjustment related to an adjustment to Preserver’s proportionate share of assets and liabilities relating to involuntary residual market plans. The March 2008 adjustment resulted from recording a deferred tax liability related to the intangible assets recognized in connection with the acquisition of Preserver. See Note 9—Goodwill for a discussion of the purchase price allocation.

Note 4—	Investments

The amortized cost and fair value of investments in fixed-maturity securities and equities are summarized as follows:

	December 31, 2008			December 31, 2007
	Cost or		Unrealized	Cost or		Unrealized
	Amortized	Aggregate	Gains/	Amortized	Aggregate	Gains/
($ in thousands)	Cost	Fair Value	(Losses)	Cost	Fair Value	(Losses)

Category
U.S. Treasury securities	$26,482	$27,006	$524	$25,837	$26,663	$826
U.S. Agency securities	361	399	38	19,709	19,871	162
Municipal bonds	179,734	179,948	214	155,296	156,361	1,065
Corporate and other bonds
Finance	84,579	74,860	(9,719)	86,180	84,759	(1,421)
Industrial	122,599	109,695	(12,904)	111,588	110,312	(1,276)
Utilities	2,829	2,420	(409)	3,733	3,668	(65)
Commercial mortgage-backed securities	52,558	31,535	(21,023)	49,475	44,560	(4,915)
Residential mortgage-backed securities Agency backed	70,416	72,179	1,763	99,297	99,948	651
Non-agency backed	31,441	24,315	(7,126)	44,731	39,919	(4,812)
Asset-backed securities	10,471	7,802	(2,669)	20,911	20,427	(484)

Total fixed-maturity securities	581,470	530,159	(51,311)	616,757	606,488	(10,269)
Preferred stocks	5,551	3,694	(1,857)	5,551	3,702	(1,849)
Common stocks	7,175	7,120	(55)	8,878	8,878	—

Total	$594,196	$540,973	$(53,223)	$631,186	$619,068	$(12,118)

A summary of the amortized cost and fair value of the Company’s investments in fixed-maturity securities at December 31, 2008 by contractual maturity is shown below:

	Amortized
($ in thousands)	Cost	Fair Value

Remaining Time to Maturity
Less than one year	$8,813	$8,789
One to five years	115,645	112,514
Five to ten years	189,267	176,218
More than 10 years	102,859	96,807
Mortgage and asset-backed securities	164,886	135,831

Total	$581,470	$530,159

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

At December 31, 2008 and 2007, U.S. Treasury Notes with carrying values of approximately $21.7 million and $19.4 million, respectively, were on deposit with various states to comply with the insurance laws of the states in which the Company is licensed.

Major categories of the Company’s net investment income are summarized as follows:

($ in thousands)	2008	2007	2006

Income
Fixed-maturity securities	$31,791	$28,279	$18,568
Equity securities	730	4,332	3,104
Cash and cash equivalents	2,897	4,974	1,892
Dividends on common trust securities	244	215	157

Total	35,662	37,800	23,721
Expenses
Investment expenses	1,094	1,101	695

Net investment income	$34,568	$36,699	$23,026

Proceeds from the sale and maturity of fixed-maturity securities were $356.0 million, $199.6 million and $71.7 million in 2008, 2007 and 2006, respectively. Proceeds from the sale of equity securities were $6.5 million, $24.8 million and $1.0 million in 2008, 2007 and 2006, respectively. The Company’s gross realized gains and losses on investments are summarized as follows:

($ in thousands)	2008	2007	2006

Fixed-maturity securities
Gross realized gains	$13,518	$3,189	$368
Gross realized losses	(7,114)	(599)	(452)

	6,404	2,590	(84)
Equity securities Gross realized gains(1)	1,968	1,324	96
Gross realized losses	(75)	(11,331)	—

	1,893	(10,007)	96
Other-than-temporary impairment losses
Fixed-maturity securities	(20,215)	(4,879)	—
Equity securities	(2,436)	(5,215)	—

	(22,651)	(10,094)	—

Net realized gains (losses)	$(14,354)	$(17,511)	$12

(1)	Includes a gain of $1.8 million for the year ended December 31, 2008, on the sale of the Company’s investment in AgencyPort Insurance Services, Inc., a privately held company that provides web-based solutions for the Company and other property and casualty insurers. At December 31, 2008, the Company had a receivable of $1.4 million related to this transaction, payable over eight semi-annual periods beginning March, 2009.

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

In reviewing specific cash flow estimations for certain mortgage-backed securities (other than those of high credit quality or sufficiently collateralized to ensure that the possibility of credit loss is remote), management follows the guidance of FSP EITF 99-20-1. Accordingly, on a quarterly basis, if significant changes in estimated cash flows compared with the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is significantly less than the present value previously estimated, an other-than-temporary impairment (“OTTI”) is deemed to have occurred. OTTI losses are recorded in the statement of income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization.

The following table shows the number and amount of fixed-maturity and equity securities that the Company determined were OTTI for the years ended December 31, 2008, 2007 and 2006. This resulted in recording impairment write-downs as part of net realized gains (losses) on investments indicated, and reduced the unrealized loss in other comprehensive loss.

	2008		2007		2006
($ in thousands)	No.	Amount	No.	Amount	No.	Amount

Corporate and other bonds	3	$(3,276)	2	$(457)	—	$—
Commercial mortgage-backed securities	1	(338)	—	—	—	—
Residential mortgage-backed securities	17	(14,107)	22	(4,422)	—	—
Asset-backed securities	3	(2,494)	—	—	—	—
Equity securities	7	(2,436)	7	(5,215)	—	—

Total	31	$(22,651)	31	$(10,094)	—	$—

There were 417 securities at December 31, 2008 that accounted for the gross unrealized losses, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each securities’ cost, the nature of the investment and management’s intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery of fair value to the Company’s cost basis.

	Less than 12 Months			12 Months or Longer			Total
			Unrealized			Unrealized		Aggregate	Unrealized
($ in thousands)	No.	Fair Value	Losses	No.	Fair Value	Losses	No.	Fair Value	Losses

December 31, 2008
Municipal bonds	53	$49,879	$(2,485)	1	$371	$(166)	54	$50,250	$(2,651)
Corporate and other bonds
Finance	55	42,007	(6,003)	38	20,575	(4,173)	93	62,582	(10,176)
Industrial	110	72,787	(7,740)	32	17,701	(5,639)	142	90,488	(13,379)
Utilities	5	1,974	(205)	2	446	(204)	7	2,420	(409)
Commercial mortgage-backed securites	15	13,997	(4,399)	22	16,431	(16,626)	37	30,427	(21,026)
Residential mortgage- backed securites
Agency backed	6	3,408	(16)	1	582	(20)	7	3,990	(36)
Non-agency backed	32	12,676	(3,536)	16	9,953	(3,594)	48	22,629	(7,130)
Asset-backed securities	20	6,481	(2,652)	2	552	(49)	22	7,032	(2,701)

Total fixed maturity securities	296	203,208	(27,036)	114	66,610	(30,472)	410	269,818	(57,508)
Preferred stocks	—	—	—	6	3,694	(1,857)	6	3,694	(1,857)
Common stocks	1	1,440	(60)	—	—	—	1	1,440	(60)

Total	297	$204,648	$(27,096)	120	$70,304	$(32,329)	417	$274,952	$(59,425)

December 31, 2007
Municipal bonds	14	$11,614	$(78)	6	$7,272	$(24)	20	$18,886	$(102)
Corporate and other bonds
Finance	37	36,117	(1,361)	16	12,844	(502)	53	48,961	(1,863)
Industrial	56	41,536	(1,770)	15	11,785	(317)	71	53,321	(2,087)
Utilities	4	616	(34)	—	—	—	4	616	(34)
Commercial mortgage-backed securites	21	24,146	(5,015)	4	8,325	(162)	25	32,471	(5,177)
Residential mortgage-backed securites
Agency backed	6	4,580	(43)	13	28,529	(363)	19	33,109	(406)
Non-agency backed	17	13,850	(2,478)	17	17,667	(2,370)	34	31,517	(4,848)
Asset-backed securities	3	2,898	(573)	—	—	—	3	2,898	(573)

Total fixed maturity securities	158	135,357	(11,352)	71	86,422	(3,738)	229	221,779	(15,090)
Preferred stocks	5	3,702	(1,849)	—	—	—	5	3,702	(1,849)

Total	163	$139,059	$(13,201)	71	$86,422	$(3,738)	234	$225,481	$(16,939)

The unrealized position associated with the fixed maturity portfolio included $57.5 million in gross unrealized losses, consisting of asset-backed and mortgage-backed securities representing 53.7%, corporate bonds representing 41.7% and municipal bonds representing 4.6% of the total. The total fixed maturity portfolio of gross unrealized losses included 410 securities which were, in aggregate, approximately 17.6% below amortized cost. Of the 410 investments evaluated, 114 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these 114 investments at December 31, 2008 was $30.5 million. The Company does not consider these investments to be other-than-temporarily impaired.

The unrealized losses on the Company’s investments in preferred securities were primarily due to the market disruption caused by temporary market conditions. The Company evaluated all six preferred securities that were in an unrealized loss position as of December 31, 2008. These securities have been in an unrealized loss position for a period ranging from 18 to 23 months. The severity of the impairment in relation to the carrying amounts of preferred stock is between 27% to 32% for five of these securities, while the remaining security is impaired by 61%. The Company has the ability and the intent to hold these investments until a recovery of fair value. The Company does not consider these investments to be other-than-temporarily impaired.

The following tables stratifies, by securitized assets and all other assets, the length of time the gross unrealized losses in our portfolio at December 31, 2008, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security,

	Securitized Assets
		Total Gross	Decline of Investment Value
	Fair	Unrealized	>15%		>25%		>50%
($ in thousands)	Value	Losses	No.	Amount	No.	Amount	No.	Amount

Unrealized loss for less than 6 months	$6,265	$(697)	3	$(487)	1	$(60)	1	$(14)
Unrealized loss for over 6 months	23,041	(6,193)	6	(1,096)	11	(2,952)	2	(1,412)
Unrealized loss for over 12 months	11,454	(6,928)	2	(704)	7	(1,839)	6	(4,162)
Unrealized loss for over 18 months	13,939	(14,003)	1	(337)	2	(2,625)	13	(10,949)
Unrealized loss for over 2 years	9,380	(3,072)	5	(926)	3	(912)	2	(859)

Total	$64,079	$(30,893)	17	$(3,550)	24	$(8,387)	24	$(17,397)

	All Other Assets
		Total Gross	Decline of Investment Value
	Fair	Unrealized	>15%		>25%		>50%
($ in thousands)	Value	Losses	No.	Amount	No.	Amount	No.	Amount

Unrealized loss for less than 6 months	$39,943	$(1,969)	5	$(312)	1	$(18)	—	$—
Unrealized loss for over 6 months	115,093	(11,967)	21	(2,889)	17	(3,662)	1	(254)
Unrealized loss for over 12 months	18,176	(5,646)	5	(681)	9	(2,924)	2	(1,420)
Unrealized loss for over 18 months	28,357	(8,249)	11	(1,542)	21	(5,607)	1	(307)
Unrealized loss for over 2 years	9,304	(701)	2	(242)	—	—	—	—

Total	$210,874	$(28,532)	44	$(5,666)	48	$(12,211)	4	$(1,980)

The Company evaluated the severity of the impairment in relation to the carrying amount for the securities referred to above and found it to be between 0.01% and 82%. The Company considered all relevant factors particularly the length of time the fair value has been below cost, and specific credit issues related to the issuer or collateral, in assessing whether the loss was other-than-temporary. The Company also considered its ability and intent to hold these investments until there is a recovery of fair value to the Company’s original cost basis, which may be at maturity. As a result, the Company does not consider these investments to be other-than-temporarily impaired.

Note 5—	Fair Value Measurements

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

Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities traded in active markets. Included are those investments traded on an active exchange, such as the NASDAQ Global Select Market.

Level 2—Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs. Included are investments in U.S. Treasury securities and obligations of U.S. government agencies, together with municipal bonds, corporate debt securities, commercial mortgage and asset-backed securities, certain residential mortgage-backed securities that are generally investment grade and certain equity securities.

Level 3—Inputs to the valuation methodology are unobservable for the asset or liability and are significant to the fair value measurement. Material assumptions and factors considered in pricing investment securities may include projected cash flows, collateral performance including delinquencies, defaults and recoveries, and any market clearing activity or liquidity circumstances in the security or similar securities that may have occurred since the prior pricing period. Included in this valuation methodology are investments in certain mortgage-backed and asset-backed securities.

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

During most of 2008, certain securities, primarily non-agency mortgage-backed and asset-backed securities, were either not traded or very thinly traded due to concerns in the securities market. As a result, prices from independent third party pricing services, broker quotes or other observable inputs were not always available, or, in the case of certain broker quotes, were non-binding. Therefore, the fair values of these securities were estimated using a model to develop a security price using future cash flow expectations that were developed based on collateral composition and performance and discounted at an estimated market rate (including estimated risk and liquidity premiums) taking into account estimates of the rate of future prepayments, current credit spreads, credit subordination protection, mortgage origination year, default rates, benchmark yields and time to maturity. For certain securities, broker quotes were available and these were also considered in determining the appropriateness of the developed security price.

As at December 31, 2008, the Company’s investments are allocated among pricing input levels as follows:

($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed-maturity investments
U.S. Treasury securities	$—	$27,006	$—	$27,006
U.S. Agency securities	—	399	—	399
Municipal bonds	—	179,948	—	179,948
Corporate and other bonds	—	186,975	—	186,975
Commercial mortgage-backed securities	—	25,940	5,595	31,535
Residential mortgage-backed securities	—	72,179	—	72,179
Agency
Non-agency	—	15,720	8,595	24,315
Asset-backed securities	—	3,907	3,895	7,802

Total fixed maturities	—	512,074	18,085	530,159
Equity investments	5,134	5,680	—	10,814

Total	$5,134	$517,754	$18,085	$540,973

The Company’s use of Level 3 “unobservable inputs” included 60 securities and accounted for approximately 3.3% of total investments and 1.2% of total assets at December 31, 2008.

The following table summarizes changes in Level 3 assets measured at fair value for the year ended December 31, 2008:

($ in thousands)

Beginning balance	$—
Total gains (losses)-realized / unrealized Included in net income	(12,290)
Included in other comprehensive income (loss)	2,945
Purchases, issuances and settlements	(3,627)
Net transfers into (out of) Level 3	31,057

Ending balance	$18,085

Note 6—	Reinsurance

The Company has automatic treaty capacity of $30.0 million for property risks, $1.0 million/ $2.0 million for liability coverages, $30.0 million for workers’ compensation, $5.0 million for umbrella liability and $100.0 million for equipment breakdown. The Company may offer higher limits through its use of facultative reinsurance. Through various quota share, excess of loss and catastrophe reinsurance agreements, as described further below, the Company limits its exposure to a maximum loss on any one risk:

Maximum Loss
From / To	Exposure

October 1, 2008–December 31, 2008	$1,045,000
July 1, 2008–September 30, 2008	1,200,000
April 1, 2008–June 30, 2008	1,200,000
January 1, 2008–March 31, 2008	1,250,000
July 1, 2007–December 31, 2007	750,000
January 1, 2007–June 30, 2007	510,000
July 1, 2006–December 31, 2006	600,000
April 1, 2006–June 30, 2006	700,000
January 1, 2006–March 31, 2006	1,000,000
January 1, 2005–December 31, 2005	750,000
October 1, 2004–December 31, 2004	750,000
January 1, 2004–September 30, 2004	400,000
October 1, 2003–December 31, 2003	312,500
January 1, 2003–September 30, 2003	450,000(1)

(1)	after commutation-see discussion below

In an effort to manage the cost of quota share reinsurance in the time of rising cost and limited availability, the Company implemented provisions for loss ratio caps to provide the reinsurers with some limit on the amount of potential loss being assumed, while maintaining the transfer of significant insurance risk with the possibility of a significant loss to the reinsurer, and thereby to reduce the cost of reinsurance. Loss ratio caps cut off the reinsurers’ liability for losses above a specified loss ratio. The loss ratio caps in the 2005, 2004 and 2003 quota share agreements were 95.0%, 95.0% and 92.0%, respectively. The loss ratio cap in the 2008 SwissRe quota share agreement was 120%. There was no loss ratio cap in 2007 and 2006.

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

Approximate reinsurance recoverables by reinsurer are as follows:

	Unpaid
($ in thousands)	Losses	Paid Losses	Total

December 31, 2008
CastlePoint Reinsurance Company Ltd.	$135,437	$39,022	$174,459
Munich Re America	12,964	2,528	15,492
Tokio Millennium Re Ltd.	12,814	1,259	14,073
Westport Insurance Corp.	7,459	3,644	11,102
Hannover Re Ireland Ltd.	7,576	935	8,512
CastlePoint Insurance Company	7,600	575	8,175
Endurance Reins Corp of America	6,839	(3)	6,835
Platinum Underwriters Reinsurance Inc.	6,741	1	6,742
Hannover Ruckversicherungs AG	6,052	7	6,059
Swiss Reinsurance America Corp.	5,102	617	5,719
AXIS Reinsurance Company	4,792	25	4,817
Midwest Insurance Co	2,760	424	3,184
NGM Insurance Co.	1,446	0	1,446
General Reinsurance Co.	1,283	148	1,430
New Jersey Unsatisfied Clm & Judgmt Fund	876	510	1,386
SCOR Reinsurance Company	590	286	876
Hartford Steam Boiler Inspection & Ins Co.	581	71	652
QBE Reinsurance Corporation	620	—	620
Others	698	328	1,026

Total	$222,229	$50,377	$272,606

December 31, 2007
CastlePoint Reinsurance Company, Ltd	$87,068	$9,285	$96,353
Tokio Millennium Re Ltd	26,111	2,330	28,441
Munich Reinsurance America Inc.	19,979	3,254	23,233
Employers Reinsurance Corp.	18,082	(113)	17,969
Hannover Reinsurance (Ireland) Ltd	16,744	820	17,564
Platinum Underwriters Reinsurance Company	5,612	3	5,615
Hannover Rueckversicherung AG	4,553	3	4,556
New Jersey Unsatisfied Claim & Judgement Fund	1,571	1,869	3,440
Endurance Reinsurrance Corp of America	2,622	15	2,637
CastlePoint Insurance Company	1,866	495	2,361
General Reinsurance Corp	1,829	—	1,829
AXIS Reinsurance Company	1,460	15	1,475
Hartford Sream Boiler Insp & Ins Co	486	114	600
NGM Insurance Co.	572	1	573
Trinity Universal Insurance Company	436	—	436
QBE Reinsurance Corp	237	—	237
SCOR Reinsurance Company	204	31	235
Others	93	181	274

Total	$189,525	$18,303	$207,828

The Company recorded prepaid reinsurance premiums as follows:

	December 31,
($ in thousands)	2008	2007
CastlePoint Reinsurance Company, Ltd.	$95,701	$100,535
CastlePoint Insurance Company	—	11,861
Swiss Reinsurance America Corp.	41,644	45
Midwest Insurance Co.	5,360	508
Hannover Reinsurance (Ireland) Ltd.	2,131	2,555
Axis Reinsurance Company	1,558	1,682
Platinum Underwriters Reinsurance Company	1,010	2,521
Hartford Steamboiler Group	972	1,271
Endurance Reinsurance Corp	938	764
Lloyds of London	756	745
General Reinsurance Corp	411	809
Others	3,169	1,538

Total	$153,650	$124,834

The following collateral is available to the Company for amounts recoverable from reinsurers as of December 31, 2008 and 2007:

	Regulation	Letters of	Funds
($ in thousands)	114 Trust	Credit	Held	Total
December 31, 2008
CastlePoint Reinsurance Company, Ltd.	$225,839	$—	$—	$225,839
Tokio Millennium Re Ltd.	6,183	—	12,905	19,088
Hannover Reinsurance (Ireland) Ltd.	—	4,964	7,556	12,520
Midwest Insurance Co.	5,322	—	—	5,322
Others	—	796	13	809

Total	$237,344	$5,760	$20,474	$263,578

December 31, 2007
CastlePoint Reinsurance Company, Ltd.	$186,882	$—	$—	$186,882
Tokio Millennium Re Ltd.	5,907	—	20,589	26,496
Hannover Reinsurance (Ireland) Ltd.	—	4,964	16,252	21,216
CastlePoint Insurance Company	110			110
Others	—	796		796

Total	$192,899	$5,760	$36,841	$235,500

To reduce TICNY’s credit exposure to reinsurance, quota share reinsurance agreements effective October 1, 2003, January 1, 2004 and January 1, 2005 were placed on a “funds withheld” basis. Under these agreements TICNY placed the collected ceded premiums written, net of commissions and the reinsurers’ margin, in segregated trusts for the benefit of TICNY and the reinsurers. TICNY may withdraw funds for loss adjustment expense payments and commission adjustments. Segregated assets in trust accounts amounted to $20.9 and $40.4 million at December 31, 2008 and 2007 and are included in invested assets. The Company is obliged under the reinsurance agreements to credit reinsurers with an annual effective yield on the monthly balance in the funds held under reinsurance agreements liability accounts of 3.0% in 2008, 3.0% in 2007 and 3.0% in 2006. The amounts credited for 2008, 2007 and 2006 were $0.6 million, $1.2 million and $1.6 million respectively, and have been recorded as interest expense. The quota share agreement effective January 1, 2006 is collateralized in a New York Regulation 114 compliant trust account. The Company has reinsurance recoverables from Swiss Reinsurance America of $47.4 million, offset by $27.3 million of ceded balances payable and $14.0 million of deferred ceding commission.

Reinsurance Agreement with CastlePoint

See Note 11—“Investment in Unconsolidated Affiliate—CastlePoint—Reinsurance Agreements with CastlePoint.”

Ceding Commissions

The Company earns ceding commissions under quota share reinsurance agreements for 2008, 2007, 2005 and 2004 based on a sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and ceding commissions earned decrease when the estimated ultimate loss ratio increases.

As of December 31, 2008, the Company’s estimated ultimate loss ratios attributable to these contracts are lower than the contractual ultimate loss ratios at which the minimum amount of ceding commissions can be earned. Accordingly, the Company has recorded ceding commissions earned that are greater than the minimum commissions. The relevant estimated ultimate loss ratios and commissions as of December 31, 2008 are set forth below for treaties that remain in effect as of December 31, 2008 ($ in millions):

		Contractual
		Loss Ratio at				Maximum
		Which				Potential
		Miniumum				Reduction of
		Ceding	Estimated	Ceding		Ceding
		Commission	Ultimate	Commissions	Minimum	Commission
Treaty With	Year	Rate Applies	Loss Ratio	Earned	Commission	Earned
Tokio Millenium	2003	65.6%	64.2%	$21.4	$20.6	$0.8
Tokio Millennium / Hannover Re Ireland	2004	68.0%	51.6%	30.9	20.6	10.3
Tokio Millennium / Hannover Re Ireland	2005	68.0%	51.0%	31.7	20.8	10.9
CastlePoint	2007	64.3%	49.2%	54.6	47.0	7.6
CastlePoint	2008	64.3%	51.1%	24.6	21.2	3.4
Swiss Re	2008	61.5%	50.4%	3.6	3.1	0.5

Based on the amount of ceded premiums earned, the maximum potential reduction to ceding commissions earned related to an increase in the Company’s estimated ultimate loss ratios is $33.5 million for all treaties for all five years. The ceded premiums for the 2003, 2004, 2005, 2006 and 2007 treaty years have been fully earned as of December 31, 2008. As of December 31, 2008, the ceded premium earned and prepaid reinsurance premiums for the 2008 treaty year were $77.6 million and $97.3 million, respectively.

The estimated ultimate loss ratios are the Company’s best estimate based on facts and circumstances known at the end of each period that losses are estimated. The estimation process is complex and involves the use of informed estimates, judgments and actuarial methodologies relative to future claims severity and frequency, the length of time for losses to develop to their ultimate level, possible changes in law and other external factors. The same uncertainties associated with estimating loss adjustment expense reserves affect the estimates of ceding commissions earned. The Company monitors and adjusts the ultimate loss ratio on a quarterly basis to determine the effect on the commission rate and ceding commissions earned. The increase (decrease) in estimated ceding commission income relating to prior years recorded in 2008, 2007 and 2006 was ($1.8) million and ($0.5) million and $1.1 million, respectively.

Note 7—	Deferred Acquisition Costs and Deferred Ceding Commission Revenue

Acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty business as follows:

($ in thousands)	2008	2007	2006
Net deferred acquisition costs net of ceding commission revenue, January 1	$39,271	$35,811	$29,192
Preserver, net at date of acquisition	—	13,955	—
Cost incurred and deferred during years:
Commissions and brokerage	124,670	88,284	71,364
Other underwriting and acquisition costs	74,363	65,821	50,188
Ceding commission revenue	(77,677)	(81,864)	(56,586)

Net deferred acquisition costs net of ceding commission revene deferred during year	121,356	72,241	64,966
Amortization	(107,547)	(82,736)	(58,347)

Net deferred acquisition costs net of ceding commission revenue, December 31,	$53,080	$39,271	$35,811

Note 8—	Intangible Assets

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include both renewal rights and the agency force book of business. Insurance company licenses are considered indefinite life intangible assets subject to annual impairment testing. The weighted average amortization period of identified intangible assets of finite useful life is 16.6 years as of December 31, 2008.

In 2005, the Company closed on its purchase of the outstanding common stock of a shell property casualty insurance company, North American Lumber Insurance Company (“NALIC”), subsequently renamed Tower National Insurance Company. Prior to the closing, all assets and liabilities (other than insurance licenses) of Tower National Insurance Company were transferred to a liquidating trust. The Company capitalized the purchase as an intangible asset related to state licenses with an indefinite life subject to annual impairment testing. The amount capitalized was $1.2 million and included the purchase price, legal fees and a broker’s fee.

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

The components of intangible assets are summarized as follows:

		Accumulated
($ in thousands)	Balance	Amortization	Net
December 31, 2008
Insurance Licenses	$6,503	$—	$6,503
Renewal rights	3,164	(1,503)	1,661
Agency force	13,926	(1,626)	12,300

Total	$23,593	$(3,129)	$20,464

December 31, 2007
Insurance Licenses	$6,503	$—	$6,503
Renewal rights	3,164	(992)	2,172
Agency force	13,926	(931)	12,995

Total	$23,593	$(1,923)	$21,670

During 2008, 2007 and 2006, the Company recorded amortization expense, related to intangibles, of $1.2 million, $1.0 million and $0.4 million, respectively. The estimated aggregate amortization expense for each of the next five years is:

($ in thousands)
2009	$1,105
2010	1,023
2011	958
2012	905
2013	864

As of December 31, 2008 the Company performed its annual impairment testing and concluded that none of intangible assets were impaired.

Note 9—	Goodwill

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

The determination of goodwill as it relates to the Preserver acquisition in accordance with SFAS 141 is based upon the following:

($ in thousands)
Purchase Price
Base purchase price paid	$68,250
Preserver direct transaction costs, net of tax benefit	(3,547)

Total purchase price paid to Preserver	64,703
Direct transaction costs	1,305

Total purchase consideration	66,008

Allocation of Purchase Price
Book value of Preserver at date of acquisition	7,106
Preserver shareholder debt repayment	30,754
Estimated fair value adjustments	9,186

Estimated fair value of assets acquired	47,046

Goodwill as of December 31, 2008	$18,962

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

Goodwill at December 31, 2008 and December 31, 2007 was $19.0 million and $13.3 million, respectively. The Company performs an annual impairment analysis to identify potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized. This annual test is performed at December 31 of each year or more frequently if events or circumstances change in a way that requires the Company to perform the impairment analysis on an interim basis. Goodwill impairment testing requires an evaluation of the estimated fair value of each reporting unit to its carrying value, including the goodwill. An impairment charge is recorded if the estimated fair value is less than the carrying amount of the reporting unit.

For the years ended December 31, 2008 and 2007, the Company determined that no loss on impairment of goodwill had occurred.

Note 10—	Fixed Assets

The components of fixed assets are summarized as follows:

		Accumulated
($ in thousands)	Cost	Depreciation	Net
December 31, 2008
Furniture	$1,871	$(747)	$1,124
Leasehold improvements	13,863	(2,313)	11,550
Computer equipment	11,383	(8,374)	3,009
Software	43,029	(19,867)	23,162
Artwork	193	—	193

Total	$70,339	$(31,301)	$39,038

December 31, 2007
Furniture	$1,759	$(479)	$1,280
Leasehold improvements	13,633	(1,214)	12,419
Computer equipment	9,801	(7,235)	2,566
Software	27,743	(11,864)	15,879
Artwork	193	—	193

Total	$53,129	$(20,792)	$32,337

The Company also acquired Preserver Group, Inc., which had fixed assets with an assigned fair value of $5.5 million on April 10, 2007.

In April 2007 and December 2007, the Company entered into two sale and leaseback arrangements of certain furniture and equipment in the aggregate amount of $1.3 million. The Company will lease the assets back under a 60 month lease arrangement at an annual cost of $0.3 million. The Company has an early buy-out option for both agreements on the date that is 48 months after the rent commencement date (April 2011 and December 2011) at rates equaling 32.88% and 32.76% of the original sales price. In addition, the Company has early termination options in October 2009 at a rate of 47.89% and June 2010 at a rate of 47.82% of the original sale price and must return the equipment to the lessor.

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

The Company accounts for costs incurred to develop computer software for internal use in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. For the years ended December 31, 2008 and December 31, 2007, the Company capitalized software development costs of $6.0 million and $1.4 million, respectively. As of December 31, 2008, and December 31, 2007, net capitalized software costs totaled $7.8 million and $2.0 million, respectively.

During the third quarter of 2006, the Company relocated its New York City corporate headquarters within the same building. The landlord provided a $4.5 million build-out that partially financed the cost of the leasehold improvements. In 2006 the Company capitalized $22.9 million for the purchase of fixed assets, including $10.4 million for leasehold improvements, $6.1 million for furniture and equipment and $6.4 million for computer hardware and software. The Company also entered into a sale and leaseback of certain furniture and equipment in the amount of $5.2 million on December 29, 2006. The transaction met the requirements to be accounted for as an operating lease.

Depreciation expense for 2008, 2007 and 2006 was $10.5 million, $7.7 million and $4.8 million, respectively.

Note 11—	Investment in Unconsolidated Affiliate—CastlePoint

At December 31, 2008, the Company’s maximum exposure to a loss from its investment in CastlePoint was approximately $29.3 million, which consists of its equity ownership interest of approximately $24.7 million and the fair value of the warrant the Company received from CastlePoint of $4.6 million. The carrying value of the Company’s equity investment in CastlePoint as of December 31, 2008 and 2007 is as follows:

	December 31,
($ in millions)	2008	2007
Carrying value of equity investment, beginning of year	$32.6	$27.9
Equity in net income of CastlePoint	0.3	2.4
Gain from initial public offering of common stock of CastlePoint	0.0	2.7
Equity in net unrealized gain/(loss) of the CastlePoint investment portfolio	(3.2)	(0.1)
Dividends received from CastlePoint	(0.4)	(0.3)

Carrying value of equity investment, end of year	$29.3	$32.6

The Company has determined that CastlePoint qualifies as a variable interest entity (“VIE”) under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) 46(R). The Company has determined that its investment in CastlePoint does not meet the requirements for consolidation because the Company is not the primary beneficiary of the VIE as defined in FIN 46(R). However, the Company has recorded its investment in CastlePoint using the equity method of accounting as the Company exercises significant influence over CastlePoint. The Company and CastlePoint have the same Chief Executive Officer, Michael H. Lee.

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

The Company has recorded $830,000 of CastlePoint dividends received or accrued since inception as a reduction to its investment in CastlePoint.

As of December 31, 2008, the aggregate fair value of the Company’s investment in its 2,555,000 shares of CastlePoint common stock listed on the NASDAQ Global Market under the symbol “CPHL” was $34.6 million.

As more fully described in Note 25—Subsequent Events, the Company acquired CastlePoint on February 5, 2009, at which time it became a wholly-owned subsidiary.

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

The following table provides an analysis of the reinsurance activity between the Company and CastlePoint Reinsurance for the years ended December 31, 2008, 2007 and 2006, respectively:

	Ceded	Ceded	Ceding	Ceding
	Premiums	Premiums	Commissions	Commission
($ in thousands)	Written	Earned	Revenue	Percentage
2008
Brokerage business	$112,710	$158,694	$56,896	35.9%
Traditional program business	7,648	6,522	1,988	30.5%
Specialty program business and insurance risk-sharing business	64,355	36,696	12,307	33.5%

Total	$184,713	$201,913	$71,191	35.3%

2007
Brokerage business	$209,576	$184,851	$64,199	34.7%
Traditional program business	1,669	950	285	30.0%
Specialty program business and insurance risk-sharing business	9,824	4,030	1,209	30.0%

Total	$221,069	$189,831	$65,693	34.6%

2006
Brokerage business	$152,924	$74,435	$25,308	34.0%
Traditional program business	622	179	54	30.0%
Specialty program business and insurance risk-sharing business	1,613	844	253	30.0%

Total	$155,159	$75,457	$25,615	33.9%

Ceded premiums written with CastlePoint Reinsurance were reduced by $31.7 million in the third quarter of 2008 as a result of the reduction of the quota share ceding percentage under the brokerage business quota share reinsurance agreement to 25% on all unearned premiums on policies in force as of July 1, 2008.

Under the brokerage business quota share reinsurance agreement, which covers business that the Company has historically written through its retail and wholesale agents, the Company’s insurance subsidiaries cede between 17.5% and 50% of premiums and losses, such ceding percentage being subject to periodic adjustment by the Company. The ceding percentages for the brokerage business since April 2006 are included in the following table:

		Ceded
Dates	Quota Share Reinsurance Agreement With	Amount
April 6, 2006–June 30, 2006(1)	CastlePoint Reinsurance	30%
July 1, 2006–December 31, 2006	CastlePoint Reinsurance	40%
January 1, 2007–March 31, 2007	CastlePoint Reinsurance	49%
April 1 2007–June 30, 2007	CastlePoint Reinsurance	40%
April 1 2007–June 30, 2007	CastlePoint Insurance Company	9%
July 1, 2007–December 31, 2007(2)	CastlePoint Reinsurance	40%
January 1, 2008–March 31, 2008(2)	CastlePoint Reinsurance	40%
April 1, 2008–June 30, 2008(2)	CastlePoint Reinsurance	35%
July 1, 2008–September 30, 2008(2)	CastlePoint Reinsurance	25%
April 1, 2008–September 30, 2008	Swiss Re America Corporation	5%
October 1, 2008–December 31, 2008	CastlePoint Reinsurance	17.5%
October 1, 2008–December 31, 2008	Swiss Re America Corporation	28%

(1)	Multi year quota share reinsurance agreements with CastlePoint Reinsurance began April 6, 2006.

(2)	On July 1, 2008, we reduced the ceding percentage under our brokerage business quota share reinsurance agreement with CastlePoint Reinsurance to 25% applicable to both the ceded unearned premium reserve as of July 1, 2008 and new and new and renewal premiums written in the third quarter of 2008.

Effective April 1, 2007, under the brokerage business quota share reinsurance agreement, CastlePoint agreed to pay 30% of the Company’s property catastrophe reinsurance premiums relating to the brokerage business pool managed by the Company and 30% of the Company’s net retained property catastrophe losses. CastlePoint and the Company will participate proportionately in catastrophe reinsurance on the underlying brokerage business pool. The premium payment was $7.3 million and $2.3 million in 2008 and 2007, respectively. CastlePoint Reinsurance also participated as a reinsurer on the Company’s overall property catastrophe reinsurance program from July 1, 2008 to June 30, 2009 and July 1, 2006 to June 30, 2007, and the Company’s excess of loss reinsurance program, effective May 1, 2006 through December 31, 2008. Under the catastrophe and excess reinsurance programs, the Company ceded premiums of $4.5 million and $4.4 million to CastlePoint Reinsurance in 2008 and 2007, respectively.

In addition, the Company entered into two aggregate excess of loss reinsurance agreements for the brokerage business with CastlePoint effective October 1, 2007. The purpose of the two aggregate excess of loss reinsurance agreements is to equalize the loss ratios for the brokerage business written by CastlePoint Insurance Company (“CPIC”) and the Company. Under the first agreement, TICNY reinsures approximately 85% (which percentage will be adjusted to equal Tower’s actual percentage of the total brokerage business written by the Company and CPIC) of CPIC’s brokerage business losses above a loss ratio of 52.5%. Under the second agreement, CPIC reinsures approximately 15% (which percentage will be adjusted to equal CastlePoint’s actual percentage of the total brokerage business written by the Company and CPIC) of the Company’s brokerage business losses above a loss ratio of 52.5%. For the years ended December 31, 2008 and 2007, the Company paid $3.0 million and $0.8 million to CPIC for reinsurance brokerage business written by the Company and received $3.0 million and $0.8 million from CPIC for business assumed which was produced by TRM as part of the brokerage business pool, respectively. The Company recorded $2.7 million and $0 million in net loss recoveries from the aggregate stop loss agreements with CPIC for the years ended December 31, 2008 and 2007, respectively.

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

At December 31, 2008 and 2007, the Company’s receivables and payables with CastlePoint arising in the normal course of business were as follows:

($ in thousands)
December 31, 2008
Prepaid reinsurance premiums	$95,701
Reinsurance recoverable	182,634
Reinsurance balances payable	(93,381)
Payable to issuing carriers	(46,780)

Total	$138,174

December 31, 2007
Prepaid reinsurance premiums	$112,396
Reinsurance recoverable	98,714
Reinsurance balances payable	(48,689)
Payable to issuing carriers	(41,664)

Total	$120,757

Program Management Agreement with CastlePoint

Under the program management agreement, CastlePoint Management Corp. (“CPM”) was appointed by TICNY to perform certain underwriting and claims services, effective January 1, 2007, with respect to the traditional and specialty program business and insurance risk-sharing business, such as soliciting, underwriting, quoting, binding, issuing and servicing of insurance policies. In circumstances where CPM cannot fully perform these functions on its own, CPM plans to delegate authority to the program underwriting agents or to purchase services from the Company under the service and expense sharing agreement. The Company reimburses CPM for expenses it incurs under this agreement. All expenses paid by the Company were included as direct commission expenses to CPM in the insurance segment. The total direct commission expenses paid in 2008 and 2007 by the Company was $32.1 million and $6.3 million, respectively.

Management Agreement

TRM entered into a management agreement with CPIC effective July 1, 2007 to produce and manage brokerage business on behalf of CPIC. Under this agreement, TRM receives a provisional management fee equal to 34.0% of the subject premium of the business produced by TRM. The amount of the fee is adjusted between 31.0% and 36.0% based on the loss ratio of the business produced. During 2008 and 2007, TRM produced $171.7 million and $84.2 million of premiums, respectively, and earned $55.4 million $27.0 million, respectively, in direct commission revenue from CPIC. The maximum potential reduction to direct commission revenue is $12.8 million.

TICNY Service and Expense Sharing Agreements

Under the service and expense sharing agreements, CPM can purchase from TICNY, and TICNY can purchase from CPM, certain insurance company services, such as claims adjustment, policy administration, technology solutions, underwriting, and risk management services, at cost and market these services to program underwriting agents on an unbundled basis. The reimbursements for these charges have been recorded as “Other administration revenues” in the Company’s insurance services segment. CPM shares with the Company

50% of the profits and losses generated from marketed services. The Company charged CastlePoint $3.6 million and $1.4 million for such services in 2008 and 2007, respectively.

TRM Service and Expense Sharing Agreements

Effective May 2007, TRM entered into a service agreement with CPM pursuant to which TRM provides to CPM and CPM may provide to TRM insurance company services such as claim adjustment, policy administration, technology solutions, underwriting and risk management services. Under this agreement TRM agreed to produce and manage, on behalf of CPM, CPIC’s share of the Company’s brokerage business. During 2007, TRM produced $0.5 million of premium and earned $0.2 million in management fees from CPIC pursuant to this agreement. CastlePoint paid $4.3 million and $0.3 million, respectively, for the years ended December 31, 2008 and 2007, respectively, for claims adjustment services pursuant to this agreement. As more fully described under “Management Agreement” above, effective July 1, 2007, TRM entered into a new agreement to produce and manage CPIC business.

Note 12—	Other Assets

Other assets consist of the following:

($ in thousands)	2008	2007
Assumed premiums receivable	$1,837	$1,299
Ceding commission receivable	189	3,852
Receivable–claims paid by agency	4,639	2,726
Investment in statutory business trusts, equity method	3,036	3,036
Receivable for securities	3,542	8,755
Deferred merger and acquisition expenses	9,412	1,488
Prepaids, deposits and advances	4,006	3,694
Receivable from residual market plans	2,818	2,723
Commission receivable from issuing carriers	7,887	3,739
Other	1,343	3,643

Other assets	$38,709	$34,955

Note 13—	Property and Casualty Insurance Activity

Premiums written, ceded and earned are as follows:

($ in thousands)	Direct	Assumed	Ceded	Net
2008
Premiums written	$627,319	$7,501	$290,777	$344,043
Change in unearned premiums	(56,105)	(370)	(26,983)	(29,492)

Premiums earned	$571,214	$7,131	$263,794	$314,551

2007
Premiums written	$520,421	$3,593	$264,832	$259,182
Change in unearned premiums	(7,189)	5,109	(29,004)	26,924

Premiums earned	$513,232	$8,702	$235,828	$286,106

2006
Premiums written	$408,352	$24,311	$(187,593)	$245,070
Change in unearned premiums	(64,362)	(4,876)	48,156	(21,082)

Premiums earned	$343,990	$19,435	$(139,437)	$223,988

The components of the liability for loss and LAE expenses (“LAE”) and related reinsurance recoverables are as follows:

		Reinsurance
($ in thousands)	Gross Liability	Recoverable
December 31, 2008
Case-basis reserves	$316,284	$126,064
IBNR reserves	218,707	96,165
Recoverable on paid losses	—	50,377

Total	$534,991	$272,606

December 31, 2007
Case-basis reserves	$272,653	$96,625
IBNR reserves	228,530	92,900
Recoverable on paid losses	—	18,303

Total	$501,183	$207,828

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
($ in thousands)	2008	2007	2006
Balance at January 1	$501,183	$302,541	$198,724
Less reinsurance recoverables	(189,525)	(110,042)	(96,978)

	311,658	192,499	101,746
Preserver net reserves at date of acquisition	—	85,055	—
Incurred related to:
Current year	171,616	159,512	135,863
Prior years	(8,877)	(1,606)	(2,340)
PXRE commutation	—	—	1,602

Total incurred	162,739	157,906	135,125
Paid related to:
Current year	59,205	55,308	30,605
Prior years	102,430	68,494	13,767

Total paid	161,635	123,802	44,372

Net balance at end of year	312,762	311,658	192,499
Add reinsurance recoverables	222,229	189,525	110,042

Balance at December 31	$534,991	$501,183	$302,541

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $125.6, $106.8 million, and $64.7 million in 2008, 2007, and 2006, respectively.

Incurred loss and LAE attributable to insured events of prior years decreased by $8.9 million, $1.6 million, and $0.7 million in 2008, 2007 and 2006, respectively. The 2006 decrease of $0.7 million is net of the $1.6 million loss due to the PXRE commutation. Prior year development is based upon numerous estimates by line of business and accident year. During calendar 2008, fire, homeowners, commercial multi peril property, commercial multi peril liability, workers’ compensation, and other liability had favorable prior year development that was partially offset by unfavorable development in auto lines. During calendar 2007, fire, homeowners, commercial multi peril property, workers’ compensation, and other liability had favorable prior year development that was partially offset by unfavorable development in other lines. No additional premiums or return premiums have been accrued as a result of the prior year effects; however, these charges in estimated losses impact the Company’s sliding scale commission income estimates. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and IBNR reserves, giving consideration to Company and industry trends. See “Note 6—Reinsurance—Commutation and Novation with PXRE Reinsurance Company.”

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

The Company has implemented two improvements in estimating LAE reserves. These two changes impacted costs to handle litigation for claims handled by the Company’s attorneys and costs to handle litigation for claims handled by attorneys who are not employed by the Company.

Beginning in the fourth quarter of 2008, LAE stemming from defense by in-house attorneys’ is attributed to claims based upon a determined fixed fee per in-house litigated claim. The Company allocates to each of these litigated claims 50% of the fixed fee when litigation on a particular claim begins and 50% of the fee when the litigation is closed. The fee is determined actuarially based upon the projected number of litigated claims and expected closing patterns at the beginning of each year, as well as the projected budget for the Company’s in-house attorneys, and these amounts are subject to adjustment each quarter based upon actual experience.

For LAE stemming from defense by other attorneys who are not Tower’s employees, the Company implemented automated legal fee auditing in the fourth quarter of 2008.

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

The Company segregates data for estimating loss reserves. Property lines include Fire, Homeowners, CMP Property, Multi-Family Dwellings and Auto Physical Damage. Casualty lines include CMP Liability, Other Liability, Workers’ Compensation, Commercial Auto Liability, and Personal Auto Liability. The actuarial methods used by segment have been consistent since the 2003 year-end review. During the year-end review the accident years are split into most recent, first prior and all other accident years. For the 2008 review the most recent accident year is 2008, the first prior is 2007, and all other accident years are 2006 and prior. The table below shows the method used by product line and accident year to select the estimated year-ending loss reserves:

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

The Company has made only minor changes to the key assumptions used during the last three annual reserve estimates. In 2006 the Company had favorable development in its net losses from prior accident years of $0.7 million and excluding the PXRE commutation the Company had favorable development of $2.3 million. In 2007 and 2008, the Company had favorable development in its net losses from prior accident years of $1.6 million and $8.9 million, respectively.

The paid development, incurred development, the Bornhuetter-Ferguson (B-F) method, and loss ratio projections are the predominant methodologies the Company’s actuaries use to project losses and corresponding reserves. Based on these methods the Company’s actuaries determine a best estimate of the loss reserves. All of these methods are standard actuarial approaches and have been used consistently since 2003. The selected development factors within the paid and incurred development methods are derived from the Company’s data while the loss ratio method is used for the most recent accident year when there is high volatility in the development patterns. The B-F method combines the loss ratio method and the loss development method to determine loss reserves by adding an expected development (loss ratio times premium times percent unreported) to the case reserves.

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

Also, in New York State, lawsuits for negligence, subject to certain limitations, must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to IBNR for accident years 2003 and prior is limited although there remains the possibility of adverse development on reported claims. This is reflected by the loss development as of December 31, 2008 showing developed redundancies since 2003. However, there are no assurances that future loss development and trends will be consistent with its past loss development history, and so adverse loss reserves development remains a risk factor to the Company’s business.

Note 14—	Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable, accrued liabilities and other liabilities consist of the following:

	December 31,
($ in thousands)	2008	2007
Accounts payable and accrued expenses	$12,470	$14,205
Funds held as agent	3,516	4,772
Deferred rent liability	7,014	7,386
Other	7,562	6,470

Accounts payable, accrued expenses and other liabilities	$30,562	$32,833

Note 15—	Debt

Subordinated Debentures

The Company has issued trust preferred securities through wholly-owned Delaware statutory business trusts. The trusts use the proceeds of the sale of the trust preferred securities and common securities that the Company acquires from the trusts to purchase a junior subordinated debenture from the Company with terms that match the terms of the trust preferred securities. Interest on the junior subordinated debentures and the trust preferred securities is payable quarterly. In some cases, the interest rate is fixed for an initial period of five years after issuance and then floats with changes in the London Interbank Offered Rate (“LIBOR”). In other cases the interest rate floats with LIBOR without any initial fixed-rate period. The principal terms of the outstanding trust preferred securities are summarized in the following table.

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

Total interest expense incurred for all subordinated debentures, including amortization of deferred origination costs, was $7.9 million, $8.2 million and $5.3 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

Aggregate scheduled maturities of the subordinated debentures at December 31, 2008 are:

($ in thousands)
2033	$20,620
2034	25,775
2035	13,403
2036	20,619
2037	20,619

Total	$101,036

Note 16—	Stockholders’ Equity

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

For the year ended December 31, 2008, the Company issued 23,366 new common shares as the result of employee stock option exercises and issued 159,740 new common shares as the result of restricted stock grants. For the year ended December 31, 2007, the Company issued 81,100 new common shares as the result of employee stock option exercises and issued 93,581 new common shares as the result of restricted stock grants. For the year ended December 31, 2006, the Company issued 58,067 new common shares as the result of employee stock option exercises and issued 75,019 new common shares as the result of restricted stock grants.

For the years ended December 31, 2008 and 2007, the Company purchased 24,615 and 14,022 shares, respectively of its common stock from employees in connection with the vesting of restricted stock issued in conjunction with its 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of employee as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares. In addition, for the year ended December 31, 2008 and 2007, 14,889 and 10,292 shares, respectively, of common stock were surrendered to the Company as a result of restricted stock forfeitures.

As part of the IPO in October 2004, the Company issued to Friedman, Billings, Ramsey & Co., Inc. (“FBR”), the lead underwriter, warrants to purchase 189,000 shares of the Company’s common stock at an exercise price of $8.50 per share. The warrants are exercisable for a term of four years beginning on October 20, 2004 and expire on October 20, 2009. On October 28, 2005, FBR exercised warrants and paid the Company the warrant exercise price of $8.50 per share or $89,820 and was issued 10,567 shares by the Company from treasury shares. FBR exercised 132,300 warrants on October 28, 2005 via a cashless exercise which resulted in the issuance of 64,244 shares by the Company from treasury shares. During 2008, FBR assigned the then outstanding warrants to six of its employees. An employee of FBR exercised 1,333 warrants on November 25, 2008 via a cashless exercise which resulted in the issuance of 797 shares by the Company from treasury shares. An employee of FBR exercised warrants and paid the Company the warrant exercise price of $8.50 per share or $84,150 and was issued 9,900 shares by the Company from treasury shares. As of December 31, 2008 and 2007, there were 25,000 and 36,233 warrants outstanding that are included in the calculation of diluted EPS.

For the year ended December 31, 2008 and 2007, 10,697 and 9,900 shares, respectively, were issued to FBR or its employees in connection with the warrants referenced above.

The Company declared dividends on common and preferred stock as follows:

($ in thousands)	2008	2007

Common stock dividends declared	$4,608	$3,444
Preferred stock dividends declared	—	298

Total dividends declared	$4,608	$3,742

On January 28, 2009 an amendment to increase the number of authorized shares of common stock, par value $0.01 per share from 40,000,000 shares to 100,000,000 shares was approved at a special meeting of stockholders. The amendment was filed with the Secretary of the State of Delaware on February 4, 2009.

Note 17—	Stock Based Compensation

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

	Options
	and
	SAR’s	Other(1)	Total

Maximum award grants	581,362	1,744,084	2,325,446
Awards granted under plan	(133,069)	(415,724)	(548,793)

Available for future grant	448,293	1,328,360	1,776,653

(1)	Includes restricted stock and restricted stock unit awards, performance shares and other cash or share-based awards.

2001 Stock Award Plan

In December 2000, the Board of Directors adopted a long-term incentive plan (the “2001 Stock Award Plan”). The plan provided for a variety of awards, including incentive or non-qualified stock options, performance shares, SARs or any combination of the foregoing.

As of December 31, 2008, there are 137,030 shares of common stock options outstanding that are fully vested. With the adoption of the 2004 Long-Term Incentive Compensation Plan, no further awards may be granted under the 2001 Stock Award Plan.

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

For the years ended December 31, 2008, 2007 and 2006, the Company incurred restricted stock expense of $1.3 million, $1.0 million and $0.6 million, respectively, net of tax that was included in net income.

The total intrinsic value of restricted stock vesting during the years ended December 31, 2008, 2007 and 2006 was $2.0 million, $2.1 million and $1.8 million, respectively. The intrinsic value of unvested restricted stock outstanding as of December 31, 2008 is $7.3 million.

Changes in restricted stock for the three years ended December 31, 2008 were as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of year	195,468	$24.97	180,766	$17.35	171,188	$10.63
Granted	159,740	24.75	93,581	32.20	75,019	27.08
Vested	(81,674)	19.28	(68,587)	15.11	(59,182)	10.94
Forfeitures	(14,889)	26.88	(10,292)	22.59	(6,259)	10.52

Outstanding, end of year	258,645	$26.40	195,468	$24.97	180,766	$17.35

Stock Options

The following table provides an analysis of stock option activity during the three years ended December 31, 2008.

	2008		2007		2006
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	281,896	$5.57	362,996	$4.94	431,000	$4.80
Exercised	(23,366)	6.65	(81,100)	2.78	(58,067)	3.25
Forfeitures and expirations	—	—	—	—	(9,937)	$8.50

Outstanding, end of period	258,530	$5.47	281,896	$5.57	362,996	$4.94

Exercisable, end of period	234,230	$5.15	233,296	$4.95	280,607	$3.90

Options outstanding and exercisable as of December 31, 2008 are shown on the following schedule:

	Options Outstanding			Options Exercisable
		Average
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

Under $4.00	137,030	2.0	$2.78	137,030	$2.78
$5.00-$10.00	121,500	5.7	8.50	97,200	8.50

Total options	258,530	3.8	$5.47	234,230	$5.15

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

Compensation expense net of tax recorded related to stock options was $49,900, $67,700 and $62,800 for 2008, 2007 and 2006, respectively, and has been included in net income.

The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.4 million, $2.4 million and $1.4 million, respectively. The intrinsic value of stock options outstanding as of December 31, 2008 is $5.9 million of which $5.4 million is related to vested options.

Total Equity Compensation Not Yet Recognized

The total remaining compensation cost related to non-vested stock options and restricted stock awards not yet recognized in the income statement was $5.3 million of which a de minimus amount was for stock options and $5.3 million was for restricted stock as of December 31, 2008. The weighted average period over which this compensation cost is expected to be recognized is 2.9 years.

Note 18—	Income Taxes

The Company files a consolidated Federal income tax return. The provision for Federal, state and local income taxes consists of the following components:

($ in thousands)	2008	2007	2006

Current Federal income tax expense	$28,346	$27,417	$15,294
Current state income tax expense	5,433	3,545	1,578
Deferred Federal and State income tax (benefit) expense	(1,676)	(4,804)	2,801

Provision for income taxes	$32,102	$26,158	$19,673

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

	December 31,
($ in thousands)	2008	2007

Deferred tax asset:
Claims reserve discount	$11,863	$12,042
Unearned premium	12,837	11,504
Allowance for doubtful accounts	136	48
Equity compensation plans	273	333
Net unrealized depreciation of securities	18,919	4,436
Investment impairments	8,680	3,419
Net operating loss carryforwards	13,632	12,162
Capital loss carryforwards	2,848	2,295
Other	514	820

Total deferred tax assets	69,702	47,059
Deferred tax liability:
Deferred acquisition costs net of deferred ceding commission revenue	18,578	15,716
Depreciation and amortization	7,096	1,295
Warrant received from unconsolidated affiliate	1,612	1,612
Gain from issuance of common stock by unconsolidated affiliate	3,706	3,706
Equity income in unconsolidated affiliate	1,111	1,084
Salvage and subrogation	764	—
Accrual of bond discount	628	844

Total deferred tax liabilities	33,495	24,257

Net deferred income tax (liability)/asset	$36,207	$22,802

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

Section 382 imposes limitations on a corporation’s ability to utilize its net operating loss carry forwards (NOL) if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. As a result of the acquisition, Preserver underwent an ownership change. Use of Preserver’s NOL of $43.7 million is subject to an annual limitation under Section 382 determined by multiplying the value of Preserver’s stock at the time of purchase by the applicable long-term rate resulting in an annual limitation amount of approximately $2.8 million. Any unused annual limitation may be carried over to later years. The NOL balance has been adjusted to reflect the finalization of filing Preserver income tax returns with the IRS.

At December 31, 2008, the Company had $38.9 million of net operating loss carryforwards that will expire if unused in 2009-2027 and $8.1 million of capital loss carryforwards that will expire if unused in 2012-2013.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As of December 31, 2008, the Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were zero for the years ended 2008, 2007 and 2006.

Tax years 2004 through 2007 are subject to examination by the federal authorities who are currently performing an audit of the 2006 tax year. There is currently a New York State Department of Taxation and Finance audit under way for the tax years of 2003 through 2004. The Company does not anticipate any material adjustments from these audits.

The provision for Federal income taxes incurred is different from that which would be obtained by applying the Federal income tax rate to net income before income taxes. The items causing this difference are as follows:

($ in thousands)	2008	2007	2006

Theoretical Federal income tax expense at
U.S. statutory rate (35)%	$31,353	$24,934	$19,753
Tax exempt interest	(1,953)	(1,466)	(1,073)
State income taxes net	3,531	2,303	1,025
of Federal benefit
Other	(829)	387	(32)

Provision for income taxes	$32,102	$26,158	$19,673

Note 19—	Employee Benefit Plans

The Company maintains a defined contribution Employee Pretax Savings Plan (401(k) Plan) for its employees. The Company matches 50% of each participant’s contribution up to 8% of the participant’s eligible contribution. The Company incurred approximately $1.3 million, $1.0 million and $0.8 million of expense in 2008, 2007 and 2006, respectively, related to the 401(k) SERP Plan.

Note 20—	Commitments and Contingencies

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

The Company has various lease agreements for office space furniture and equipment. The terms of the office space lease agreements provide for annual rental increases and certain lease incentives including initial free rent periods and cash allowances for leasehold improvements. The Company amortizes scheduled annual rental increases and lease incentives ratably over the term of the lease. The difference between rent cash payments and recognized rent expense is recorded as deferred rent. The Company’s future minimum lease payments are as follows:

($ in thousands)	Amount

2009	6,801
2010	6,780
2011	6,149
2012	4,526
2013	4,317
Thereafter	27,575

Total	$56,148

Total rental expense charged to operations was approximately $3.8 million, $4.3 million and $3.8 million in 2008, 2007 and 2006, respectively.

Tower’s Insurance Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. The Insurance Subsidiaries are subject to assessments in New York, New Jersey and other states for various purposes, including the provision of funds necessary to fund the operations of the New York Insurance Department and the New York Property/Casualty Insurance Security Fund, which pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies and various funds administered by the New York Workers’ Compensation Board, which pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies. The Company was assessed approximately $0, $624,000 and $2,042,000 in 2008, 2007 and 2006, respectively, for its proportional share of the total assessment for the Property/Casualty Security Fund and approximately $2,013,000, $1,409,000, and $1,470,000 in 2008, 2007 and 2006, respectively, for its proportional share of the operating expenses of the New York Insurance Department. Property casualty insurance company insolvencies or failures may result in additional security fund assessments to the Company at some future date. At this time the Company is unable to estimate the possible amounts, if any, of such assessments. Accordingly, the Company is unable to determine the impact, if any; such assessments may have on financial position or results of operations of the Company. The Company is permitted to assess premium surcharges on workers’ compensation policies that are based on statutorily enacted rates. Actual assessments have resulted in differences to the original estimates based on permitted surcharges of $0, ($2,156,000) and ($127,000) in 2008, 2007 and 2006, respectively. The Company estimates its liability for future assessments based on actual written premiums and historical rates and available information. As of December 31, 2008 the liability for the various workers’ compensation funds, which includes amounts assessed on workers’ compensation policies was $1,009,000. This amount is expected to be paid over an eighteen month period ending June 30, 2010. As of December 31, 2008, the liability for the various workers’ compensation funds was $433,000.

Contingencies Surrounding the 2006 New York Board of Fire Underwriters Assessment

The New York City Fire Patrol (“Fire Patrol”), which is governed by the New York Board of Fire Underwriters (“NYBFU”), was created to improve fire safety in New York City and was responsible for the salvage and dewatering operations at the scene of fires and water leaks for the purpose of protecting property from loss due to these perils. Fire Patrol’s operations were supported by assessments made by the NYBFU on the insurance company members of the NYBFU and, in some instances, other writers of fire insurance in New York City who had elected not to become members. The NYBFU’s membership voted to discontinue the Fire Patrol on January 31, 2006. Subsequently, the Company received a $506,000 assessment from the Fire Patrol for the 2006 year. The Company does not believe that it is a proper assessment and it has requested additional information from the NYBFU on the Fire Patrol assessment. The Company has not recorded any liability for this assessment as of December 31, 2008 and 2007. The NYBFU has informed the Company that the Fire Patrol ceased operations on October 15, 2006. The Company cannot predict what action, if any, the NYBFU will take in this matter and whether the Company may ultimately be liable for some amount of the assessment.

Note 21—	Statutory Financial Information and Accounting Policies

For regulatory purposes, the Company’s Insurance Subsidiaries prepare their statutory basis financial statements in accordance with practices prescribed or permitted by the state they are domiciled in (“statutory basis” or “SAP”). The more significant SAP variances from GAAP are as follows:

•	Policy acquisition costs are charged to operations in the year such costs are incurred, rather than being deferred and amortized as premiums are earned over the terms of the policies.

•	Ceding commission revenues are earned when ceded premiums are written except for ceding commission revenues in excess of anticipated acquisition costs, which are deferred and amortized as ceded premiums are earned. GAAP requires that all ceding commission revenues be earned as the underlying ceded premiums are earned over the term of the reinsurance agreements.

•	Certain assets including certain receivables, a portion of the net deferred tax asset, prepaid expenses and furniture and equipment are not admitted.

•	Investments in fixed-maturity securities are valued at NAIC value for statutory financial purposes, which is primarily amortized cost. GAAP requires certain investments in fixed-maturity securities classified as available for sale, to be reported at fair value.

•	Certain amounts related to cede reinsurance are reported on a net basis within the statutory basis financial statements. GAAP requires these amounts to be shown gross.

For SAP purposes, changes in deferred income taxes relating to temporary differences between net income for financial reporting purposes and taxable income are recognized as a separate component of gains and losses in surplus rather than included in income tax expense or benefit as required under GAAP.

State insurance laws restrict the ability of our Insurance Subsidiaries to declare dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may only be paid out of earned surplus, and the amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Further, prior approval of the insurance department of its state of domicile is required before any of our Insurance Subsidiaries can declare and pay an “extraordinary dividend” to the Company.

For the years ended December 31, 2008, 2007 and 2006, the Company’s Insurance Subsidiaries had statutory basis net income/(loss) of $30.2 million, $43.6 million and $20.5 million, respectively. At December 31, 2008 and 2007 the Company’s Insurance Subsidiaries had reported statutory basis surplus as regards policyholders of $305.2 million, and $293.2 million, respectively, as filed with the insurance regulators.

The Company’s Insurance Subsidiaries declared approximately $5.2 million, $8.5 million, and $4.6 million in dividends to Tower in 2008, 2007, and 2006, respectively. As of December 31, 2008, the maximum distribution that Tower’s Insurance Subsidiaries could pay without prior regulatory approval was approximately $17.1 million.

Note 22—	Fair Value of Financial Instruments

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

Equity and fixed income investments:  Fair value disclosures for investments are included in “Note 2—Investments.”

Investment in unconsolidated affiliate: Investment in unconsolidated affiliates is an investment in related parties; and is reported using the equity method. As of December 31, 2008 the aggregate fair value of the Company’s investment in the common stock of CastlePoint Holdings Ltd. was $34.6 million.

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

Note 23—	Earnings Per Share

The following table shows the computation of the Company’s earnings per share:

	Year Ended December 31,
($ in thousands, except per share amounts)	2008	2007	2006
Numerator
Net Income	$57,473	$45,082	$36,764
Less: Preferred stock dividends	—	(298)	(212)
Less: Preferred stock excess consideration	—	(400)	—

Net income available to common stockholders	$57,473	$44,384	$36,552

Denominator
Weighted average common shares outstanding	23,040,496	22,714,663	19,750,309
Effect of dilutive securities:
Stock options	135,547	172,116	203,222
Unvested restricted stock and restricted stock units	51,772	52,469	64,888
Warrants	22,827	28,849	31,997
Preferred shares	—	—	96,902

Weighted average common and potential dilutive shares outstanding	23,250,642	22,968,097	20,147,318

Earnings per share—basic	$2.49	$1.95	$1.85

Earnings per share—diluted	$2.47	$1.93	$1.82

Note 24—	Segment Information

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

In the insurance segment, the Insurance Subsidiaries provide commercial and personal lines insurance policies to businesses and individuals. The Insurance Subsidiaries commercial lines products include commercial multiple-peril, monoline general liability, commercial umbrella, monoline property, workers’ compensation and commercial automobile policies. Its personal lines products consist of homeowners, dwelling and other liability policies. TICNY also assumes reinsurance directly from TRM’s issuing companies excluding CPIC or indirectly from reinsurers that provide reinsurance coverage directly to the issuing companies.

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

The insurance services segments direct commission revenue is from three issuing carriers, including CPIC. Other than CPIC, each issuing carrier provides less than 10% of the Company’s consolidated total revenues. Although this segment is dependent upon three issuing carriers, it is management’s opinion that the loss of one or both can be remedied by replacement issuing carriers. There is no intercompany commission revenue in the insurance services segment.

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

Business segment results are as follows:

	For The Year Ended December 31,
($ in thousands)	2008	2007	2006
Insurance Segment
Revenues
Net premiums earned	$314,551	$286,106	$223,988
Ceding commission revenue	79,162	71,011	43,130
Policy billing fees	2,004	2,004	1,129

Total revenues	395,717	359,121	268,247

Expenses
Net loss and loss adjustment expenses	162,739	157,906	135,125
Underwriting expenses	177,774	154,606	105,371

Total expenses	340,513	312,512	240,496

Underwriting profit	$55,204	$46,609	$27,751

Insurance Services Segment
Revenues
Direct commission revenue from managing general agency	$58,215	$28,795	$3,466
Claims administration revenue	5,392	2,314	3,193
Other administration revenue	3,559	1,421	737
Reinsurance intermediary fees	990	770	577
Policy billing fees	343	33	5

Total revenues	68,499	33,333	7,978

Expenses
Direct commission expense paid to producers	26,798	14,055	1,925
Other insurance services expenses:
Underwriting expenses reimbursed to TICNY	12,346	5,793	1,578
Claims expense reimbursement to TICNY	5,392	2,302	3,176

Total expenses	44,536	22,150	6,679

Insurance services pretax income	$23,963	$11,183	$1,299

Underwriting expenses in the insurance segment are net of expense reimbursements that are made by the insurance services segment pursuant to an expense sharing agreement between TRM and TICNY. In accordance with terms of this agreement, TRM reimburses TICNY for a portion of TICNY’s underwriting and other expenses resulting from TRM’s use of TICNY’s personnel, facilities and equipment in underwriting insurance on behalf of TRM’s issuing companies. The reimbursement for underwriting and other expenses is calculated as a minimum reimbursement of 5% of the premiums produced by TRM, and is adjustable according to the terms of the agreement based on the number of policies in force and additional expenses that may be incurred by TRM. The amount of this reimbursement was $12.3 million, $5.8 million and $1.6 million in 2008, 2007 and 2006, respectively. TRM also reimburses TICNY, at cost, for claims administration expenses pursuant to the terms of this expense sharing agreement. Claims expenses reimbursed by TRM were $5.4 million, $2.3 million and $3.2 million in 2008, 2007 and 2006, respectively. TICNY is also reimbursed, at cost, for other administrative services provided to CastlePoint, pursuant to the terms of the service and expense sharing agreement which were $3.6 million, $1.4 million and $0.7 million in 2008, 2007 and 2006, respectively.

The following table reconciles revenues by segment to consolidated revenue:

	For The Year Ended December 31,
($ in thousands)	2008	2007	2006
Insurance segment	$395,717	$359,121	$268,247
Insurance services segment	68,499	33,333	7,978

Total segment revenues	464,216	392,454	276,225
Net investment income	34,568	36,699	23,026
Net realized gains (losses) on investments	(14,354)	(17,511)	12

Consolidated revenues	$484,430	$411,642	$299,263

The following table reconciles the results of our individual segments to consolidated income before taxes:

	For The Year Ended December 31,
($ in thousands)	2008	2007	2006
Insurance segment underwriting profit	$55,204	$46,609	$27,751
Insurance services segment pretax income	23,963	11,183	1,299
Net investment income	34,568	36,699	23,026
Net realized gains (losses) on investments	(14,354)	(17,511)	12
Corporate expenses	(1,626)	(1,593)	(2,183)
Interest expense	(8,449)	(9,290)	(6,870)
Other Income*	269	5,143	13,402

Income before taxes	$89,575	$71,240	$56,437

*	See note on investment in unconsolidated affiliate—CastlePoint

Note 25—	Subsequent Events

Acquisition of CastlePoint Holdings Ltd.

On February 5, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of CastlePoint Holdings Ltd. (“CastlePoint”), a Bermuda exempted corporation, pursuant to the stock purchase agreement (“the Agreement”), dated as of August 4, 2008, by and among the Company, and CastlePoint. The acquisition will be accounted for using the purchase method in accordance with SFAS No. 141R, “Business Combinations” (“SFAS 141R”). Under the terms of the Agreement, the Company acquired CastlePoint for approximately $489.5 million comprised of 16,802,845 shares of Tower common stock with an aggregate value of approximately $419.7 million, plus $65.4 million of cash. The purchase consideration also includes the fair value of the warrants held by Tower of approximately $4.4 million which were surrendered unexercised as part of the merger agreement and is presented as follows:

($ in thousands)

Purchase consideration	$489,509
Estimated fair value of outstanding CastlePoint stock options	4,001

Total purchase consideration	493,510
Fair value of investment in CastlePoint	34,673

Fair value of CastlePoint at acquisition	$528,183

CastlePoint was a Bermuda holding company organized to provide property and casualty insurance and reinsurance business solutions, products and services primarily to small insurance companies and program underwriting agents in the United States. Reinsurance is an arrangement by which one insurance company, called the reinsurer, agrees to indemnify another insurance (or reinsurance) company, called the ceding company, against all or a portion of the insurance (or reinsurance) risks underwritten by the ceding company under one or more policies. Program underwriting agents are insurance intermediaries that aggregate insurance business from retail and wholesale agents and manage business on behalf of insurance companies. Their functions may include some or all of risk selection, underwriting, premium collection, policy form and design, and client service. As a result of this transaction, Tower expects to expand and diversify its source of revenue by accessing CastlePoint’s programs, risk sharing and reinsurance businesses.

Tower will begin to consolidate the financial statements as of the closing date and in accordance with SFAS 141R, the purchase consideration will be allocated to the assets acquired and liabilities assumed, including separately identified intangible assets, based on their fair values as of the close of the acquisition, with the amounts exceeding the fair value recorded as goodwill. Direct costs of the acquisition are accounted for separately from the business combination and are expensed as incurred. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, fixed assets, and deferred taxes. The valuations will be finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangibles and goodwill.

In connection with recording the acquisition, Tower will revalue its investment in CastlePoint, which will result in a gain expected to be in the range of $9 million to $11 million, before income taxes. This gain will be included in the Statement of Income in the first quarter of 2009. Tower has incurred approximately $12 million of transaction costs, including legal, accounting and other costs directly related to the acquisition, which will be expensed in the first quarter of 2009. Management expects to record goodwill arising from the acquisition in the range of $145 to $155 million. The goodwill consists largely of the synergies and economies of scale expected from combining the operations of Tower and CastlePoint.

Under SFAS 142, the Company is required to allocate goodwill to its reportable segments in accordance with FASB No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Management is currently reviewing the assignment of goodwill related to the acquisition of CastlePoint to its reporting segments and reporting units.

Acquisition of Hermitage Insurance Group

On February 27, 2009, the Company and its subsidiary, CastlePoint, completed the acquisition of HIG, Inc (“Hermitage”), a specialty property and casualty insurance holding company, from a subsidiary of Brookfield Asset Management Inc. for $130 million. This transaction was previously announced on August 27, 2008. Hermitage offers both admitted and E&S lines products and wrote more than $100 million of premiums in 2008. This transaction further expands the Company’s wholesale distribution system nationally and establishes a network of retail agents in the Southeast.

Tower will begin to consolidate the financial statements as of the closing date and in accordance with SFAS 141R, the purchase consideration will be allocated to the assets acquired and liabilities assumed, including separately identified intangible assets, based on their fair values as of the close of the acquisition, with the amounts exceeding the fair value recorded as goodwill. Direct costs of the acquisition are accounted for separately from the business combination and are expensed as incurred. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, fixed assets, and deferred taxes. The valuations will be finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangibles and goodwill.

The Company and CastlePoint have incurred approximately $2.1 million of transaction costs, including legal, accounting and other costs directly related to the acquisition, which will be expensed in the first quarter of 2009. The Company expects to record goodwill arising from the acquisition in the range of $15 to $20 million. The goodwill consists largely of the synergies and economies of scale expected from combining the operations of the Company and Hermitage.

Under SFAS 142, the Company is required to allocate goodwill to its reportable segments in accordance with FASB No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company is currently reviewing the assignment of goodwill related to the acquisition of Hermitage to its reporting segments and reporting units.

Quarterly Dividend

Tower Group, Inc.’s Board of Directors approved a quarterly dividend on February 27, 2009 of $0.05 per share payable March 27, 2009 to stockholders of record as of March 16, 2009.

Authorized Shares of Common Stock

On January 28, 2009 an amendment to increase the number of authorized shares of common stock, par value $0.01 per share from 40,000,000 shares to 100,000,000 shares was approved at a special meeting of stockholders. The amendment was filed with the Secretary of the State of Delaware on February 4, 2009.

Note 26—	Unaudited Quarterly Financial Information

	2008
($ in thousands,
except per share amounts)	First	Second	Third	Fourth	Total

Revenues	$110,492	$106,798	$130,747	$136,393	$484,430
Net Income	14,853	10,169	16,716	15,735	57,473
Net income per share:
Basic(1)	$0.65	$0.44	$0.73	$0.68	$2.49
Diluted(1)	$0.64	$0.44	$0.72	$0.68	$2.47

	2007

	First	Second	Third	Fourth	Total

Revenues	$84,317	$102,784	$112,014	$112,527	$411,642
Net Income	11,628	12,379	14,384	6,691	45,082
Net income per share:
Basic (1)(2)	$0.50	$0.54	$0.63	$0.29	$1.95
Diluted (1)(2)	$0.49	$0.53	$0.62	$0.29	$1.93

	2006

	First	Second	Third	Fourth	Total

Revenues	$71,172	$77,160	$73,021	$77,910	$299,263
Net Income	6,510	12,285	8,456	9,513	36,764
Net income per share:
Basic(1)	$0.33	$0.62	$0.43	$0.47	$1.85
Diluted(1)	$0.32	$0.61	$0.42	$0.46	$1.82

(1)	Since the weighted-average shares for the quarters are calculated independently of the weighted-average shares for the year, quarterly earnings per share may not total to annual earnings per share. In addition, preferred dividends are excluded from the quarterly calculations of earnings per share in 2007 and 2006 since they are anti-dilutive, but are included in the year end calculations.

(2)	In the first quarter calculations, earnings per share were calculated incorrectly. The correction resulted in a reduction in the basic and diluted earnings per share for the first quarter of 2007 by $0.02 and $0.02, respectively.

Item 9.	Changes In And Disagreements With Accountants Or Accounting And Financial Disclosure

None.

Item 9A.	Control And Procedures

(a)	Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2008.

(b)	Management’s Report on Internal Control over Financial Reporting

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

Management has assessed its internal controls over financial reporting as of December 31, 2008 in relation to criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment under those criteria, Tower’s management concluded that its internal control over financial reporting was effective as of December 31, 2008.

(c)	Attestation report of the Company’s registered public accounting firm

Johnson Lambert & Co. LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on the Company’s internal control over financial reporting appears on page F-1 of this report.

(d)	Changes in internal control over financial reporting

There were no changes to our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On February 9, 2009, the Board of Directors of the Company established an Investment Committee to monitor the performance of the Company’s investment portfolio and evaluate the Company’s investment portfolio managers on a regular basis. Subsequent to the period covered by this report, Tower Group, Inc. completed the acquisition of CastlePoint Holdings, Ltd., on February 5, 2009 and the acquisition of Hermitage

Insurance Group, Inc., on February 27, 2009. During 2009, we will integrate CastlePoint’s and Hermitage’s operations, including internal controls over financial reporting, and extend our Section 404 compliance program to CastlePoint’s and Hermitage’s operations.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors And Executive Officers Of The Registrant

The information called for by this Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the company’s fiscal year ended December 31, 2008, and such information is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics and posted it on its website http://www.twrgrp.com/under Investor Information and then under Corporate Governance.

Item 11.	Executive Compensation

The information called for by this item will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2008, and such information is incorporated herein by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2008, and such information is incorporated herein by reference.

Item 13.	Certain Relationships And Related Transactions, And Director Independence

The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2008, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees And Services

The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2008, and such information is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

A. (1)	The financial statements and notes to financial statements are filed as part of this report in “Item 8. Financial Statements and Supplementary Data.”

(2)	The financial statement schedules are listed in the Index to Consolidated Financial Statement Schedules.

(3)	The exhibits are listed in the Index to Exhibits

The following entire exhibits are included:

Exhibit 21.1	Subsidiaries of Tower Group, Inc.
Exhibit 23.1	Consent of Johnson Lambert & Co. LLP
Exhibit 31.1	Certification of CEO to Section 302(a)
Exhibit 31.2	Certification of CFO to Section 302(a)
Exhibit 32	Certification of CEO and CFO to Section 906

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER GROUP, INC.
Registrant

March 13, 2009	/S/ MICHAEL H. LEE Michael H. Lee Chairman of The Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ MICHAEL H. LEE Michael H. Lee	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2009

/s/ FRANCIS M. COLALUCCI Francis M. Colalucci	Senior Vice President, Chief Financial Officer and Treasurer, Director (Principal Financial Officer, Principal Accounting Officer)	March 13, 2009

/s/ CHARLES A. BRYAN Charles A. Bryan	Director	March 13, 2009

/s/ WILLIAM W. FOX, JR. William W. Fox, Jr.	Director	March 13, 2009

/s/ WILLIAM A. ROBBIE William A. Robbie	Director	March 13, 2009

/s/ STEVEN W. SCHUSTER Steven W. Schuster	Director	March 13, 2009

/s/ ROBERT S. SMITH Robert S. Smith	Director	March 13, 2009

/s/ JAN R. VAN GORDER Jan R. Van Gorder	Director	March 13, 2009

/s/ AUSTIN P. YOUNG, III Austin P. Young, III	Director	March 13, 2009

Tower Group, Inc.

Index to Financial Statement Schedules

Schedules		Pages

I	Summary of Investments—other than investments in related parties	S-1
II	Condensed Financial Information of the Registrant as of and for the years ended December 31, 2007, 2006 and 2005	S-2
III	Supplementary Insurance Information for the years ended December 31, 2007, 2006 and 2005	S-5
IV	Reinsurance for the years ended December 31, 2007, 2006 and 2005	S-6
V	Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005	S-7
VI	Supplemental Information Concerning Insurance Operations for the years ended December 31, 2007, 2006 and 2005	S-8

Tower Group, Inc.
Schedule I—Summary of Investments—Other Than Investments in Related Parties

	December 31, 2008

			Amount
		Fair	Reflected on
($ in thousands)	Cost	Value	Balance Sheet

Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$26,843	$27,405	$27,405
Corporate securities	210,007	186,975	186,975
Mortgage-backed securities	164,886	135,831	135,831
Municipal securities	179,734	179,948	179,948

Total fixed maturities	581,470	530,159	530,159
Preferred stocks	5,551	3,694	3,694
Common stock	7,175	7,120	7,120

Total equities	12,726	10,814	10,814

Total investments	$594,196	$540,973	$540,973

December 31, 2007 Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$45,546	$46,535	$46,535
Corporate securities	201,501	198,739	198,739
Mortgage-backed securities	214,414	204,853	204,853
Municipal securities	155,296	156,361	156,361

Total fixed maturities	616,757	606,488	606,488
Preferred stocks	5,551	3,702	3,702
Common stock	8,878	8,878	8,878

Total equities	14,429	12,580	12,580

Total investments	$631,186	$619,068	$619,068

Tower Group, Inc.
Schedule II—Condensed Financial Information of the Registrant Condensed Balance Sheets

	December 31,
($ in thousands)	2008	2007

Assets
Cash and cash equivalents	$22,291	$24,020
Investment in subsidiaries	359,486	336,911
Federal and state taxes recoverable	1,960	3,851
Intangible assets	—	—
Fixed assets, net of accumulated depreciation	11,180	12,019
Investment in unconsolidated affiliate	29,293	32,615
Investment in statutory business trusts, equity method	2,664	2,664
Due from affiliate	673	510
Other assets	9,699	1,286

Total assets	$437,246	$413,876

Liabilities
Accounts payable and accrued expenses	666	$2,171
Deferred rent liability	6,411	6,791
Deferred income taxes	6,301	6,865
Subordinated debentures	88,664	88,664

Total liabilities	102,042	104,491

Stockholders’ equity	335,204	309,385

Total liabilities and stockholders’ equity	$437,246	$413,876

Tower Group, Inc.
Schedule II—Condensed Financial Information of the Registrant
Condensed Statements of Income and Comprehensive Income

	Year Ended December 31,
($ in thousands)	2008	2007	2006
Revenues
Investment income	$774	$1,893	$233
Equity in net earnings of subsidiaries	62,135	46,557	32,942

Total revenues	62,909	48,450	33,175
Expenses
Other operating expenses	1,626	1,594	2,182
Interest expense	6,950	7,359	5,271

Total expenses	8,576	8,954	7,453
Other Income
Equity income in unconsolidated affiliate	269	2,438	914
Gain from issuance of common stock by unconsolidated affiliate	—	2,705	7,883
Warrant received from unconsolidated affiliate	—	—	4,605

Income before income taxes	54,602	44,640	39,124
Provision/(benefit) for income taxes	(2,871)	(442)	2,360

Net income	$57,473	$45,082	$36,764

Comprehensive Income
Net income	57,473	45,082	36,764
Other comprehensive income:
Gross unrealized investment holding gains (losses) arising during period	(56,098)	(29,424)	4,443
Equity in net unrealized gains in investment in unconsolidated affiliate’s investment portfolio	(3,142)	(218)	143
Income tax (expense) benefit related to items of other comprehensive income	15,710	4,246	(1,659)
Less: reclassification adjustment for (gains) losses included in net income	14,354	17,511	(12)

Comprehensive income	$28,297	$37,197	$39,679

Tower Group, Inc.
Schedule II—Condensed Financial Information of the Registrant
Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2008	2007	2006

Cash flows provided by (used in) operating activities:
Net income	$57,473	$45,082	$36,764
Adjustments to reconcile net income to net cash provided by (used) in operations:
Gain on issuance of common shares of unconsolidated affiliate	—	(2,705)	(7,883)
Dividends received from consolidated subsidiaries	12,400	8,500	5,300
Equity in undistributed net income of subsidiaries	(62,135)	(46,557)	(32,942)
Warrant received from unconsolidated affiliate		—	(4,605)
Depreciation and amortization	1,021	1,815	2,160
Amortization of restricted stock	2,480	1,919	860
Deferred income tax	564	1,517	4,830
(Increase) decrease in assets:
Federal and state income tax recoverable	1,891	(1,556)	(2,190)
Equity pick-up in unconsolidated affiliate	(269)	(2,438)	(914)
Excess tax benefits from share-based payment arrangements	(175)	(1,105)	(891)
Other assets	(8,571)	2,582	(1,350)
(Increase) decrease in liabilities:
Accounts payable and accrued expenses	(1,507)	3,583	(251)
Deferred rent	(380)	832	5,959
Other-net	448	321	292

Net cash flows provided by operations	3,240	11,789	5,139
Cash flows provided by (used in) investing activities:
Acquisition of Preserver Group, Inc.	—	(48,286)	—
Preserver transaction costs	—	(4,729)	—
Purchase of fixed assets	(182)	(2,540)	(10,514)
Investments in unconsolidated affiliate	—	—	(14,400)
Sale—fixed-maturity securities	—	—	6,513
Sale—equity securities	—	—	8,513
Investment in subsidiary	—	(4,759)	(52,263)

Net cash flows used in investing activities	(182)	(60,314)	(62,151)
Cash flows provided by (used in) financing activities:
Equity offering and over allotment, net of issuance costs	—	89,366	—
Issuance of preferred stock	—	—	39,600
Repayment of redeemable preferred stock	—	(40,000)	—
Proceeds from issuance of subordinated debentures	—	20,619	20,619
Purchase of common trust securities—statutory business trusts	—	(619)	(619)
Exercise of stock options and warrants	179	1,166	1,243
Excess tax benefits from share-based payment arrangements	175	1,105	891
Stock repurchase	(533)	(439)	(97)
Dividends paid	(4,608)	(3,743)	(2,187)

Net cash flows provided by (used in) financing activities	(4,787)	67,455	59,450

Increase (decrease) in cash and cash equivalents	(1,729)	18,931	2,438
Cash and cash equivalents, beginning of year	24,020	5,089	2,651

Cash and cash equivalents, end of year	$22,291	$24,020	$5,089

Tower Group, Inc.
Schedule III—Supplementary Insurance Information

	Deferred
	Acquisition
	Cost, Net of	Gross
	Deferred	Future Policy
	Ceding	Benefits,	Gross		Benefits,			Net
	Commission	Losses and	Unearned	Net Earned	Losses and	Amortization	Operating	Premiums
($ in thousands)	Revenue	Loss Expenses	Premiums	Premiums	Loss Expenses	of DAC	Expenses	Written

2008
Insurance Segment	$53,080	$534,991	$328,847	$314,551	$162,739	$(107,547)	$72,127	$344,043

Total	$53,080	$534,991	$328,847	$314,551	$162,739	$(107,547)	$72,127	$344,043

2007
Insurance Segment	$39,271	$501,183	$272,774	$286,106	$157,906	$(82,736)	$67,630	$259,183

Total	$39,271	$501,183	$272,774	$286,106	$157,906	$(82,736)	$67,630	$259,183

2006
Insurance Segment	$35,811	$302,541	$227,017	$223,988	$135,125	$(58,347)	$46,738	$245,070

Total	$35,811	$302,541	$227,017	$223,988	$135,125	$(58,347)	$46,738	$245,070

Tower Group, Inc.
Schedule IV—Reinsurance

					Percentage of
		Ceded to	Assumed from		Amount
	Direct	Other	Other		Assumed to
($ in thousands)	Amount	Companies	Companies	Net Amount	Net

Year ended December 31, 2008
Premiums
Property and casualty insurance	$627,319	$290,777	$7,501	$344,043	2.18%
Accident and health insurance	—	—	—	—	0.00%

Total Premiums	$627,319	$290,777	$7,501	$344,043	2.18%

Year ended December 31, 2007
Premiums
Property and casualty insurance	$520,421	$264,832	$3,593	$259,182	1.39%
Accident and health insurance	—	—	—	—	0.00%

Total Premiums	$520,421	$264,832	$3,593	$259,182	1.39%

Tower Group, Inc.
Schedule V—Valuation and Qualifying Accounts

	December 31,
($ in thousands)	2008	2007	2006

Balance, January 1	$204	$248	$170
Additions	707	157	115
Deletions	(361)	(201)	(37)

Balance, December 31	$550	$204	$248

Tower Group, Inc.
Schedule VI—Supplemental Information Concerning Insurance Operations

							Claims and Claims
							Adjustment Expenses
		Reserves					Incurred and Related to
		For Unpaid
		Claims and						Prior Year*		Paid Claims
	Deferred	Claim				Net		Includes		and Claim	Net
	Acquisition	Adjustment	Discounted	Unearned	Earned	Investment	Current	PXRE	Amortization	Adjustment	Premiums
($ in thousands)	Cost	Expenses	Reserves	Premium	Premium	Income	Year	Commutation	of DAC	Expenses	Written

2008	$53,080	$534,991	$—	$328,847	$314,551	$34,568	$171,616	$(8,877)	$(107,547)	$161,635	$344,043
2007	$39,271	$501,183	$—	$272,774	$286,106	$36,699	$159,512	$(1,606)	$(82,736)	$123,804	$259,183
2006	$35,811	$302,541	$—	$227,017	$223,988	$23,026	$135,863	$(738)	$(58,347)	$44,372	$245,070

(1)	This schedule excludes information related to CastlePoint Holdings, Ltd.,

The exhibits listed below and designated with an asterisk are filed with this report. The exhibits listed below and not so designated are incorporated by reference to the documents following the descriptions of the exhibits.

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated August 4, 2008, by and among Tower Group, Inc., Ocean I Corporation and CastlePoint Holdings, Ltd., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on August 6, 2008
3.1	Amended and Restated Certificate of Incorporation of Tower Group, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-115310) filed on July 23, 2004
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Tower Group, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (No. 333-115310) filed on February 5, 2009
3.3	Certificate of Designations of Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 8, 2006
3.4	Certificate of Designations of Series A-1 Preferred Stock of Tower Group, Inc. incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007
3.5	Amended and Restated By-laws of Tower Group, Inc. as amended October 24, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 26, 2007
4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004
4.2	Warrant issued to Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004
9.1	Voting Agreement, dated August 4, 2008, between Tower Group, Inc. and Michael H. Lee, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2008
10.1	Employment Agreement, dated as of August 1, 2004, by and between Tower Group, Inc. and Michael H. Lee, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004
10.2	Employment Agreement, dated as of August 1, 2004, by and between Tower Group, Inc. and Francis M. Colalucci, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004
10.3	Employment Agreement, dated as of August 1, 2004, by and between Tower Group, Inc. and Christian K. Pechmann, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004
10.4	2004 Long-Term Equity Compensation Plan, as amended and restated effective May 15, 2008, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-115310) filed on June 20, 2008
10.5	2001 Stock Award Plan, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.6	2000 Deferred Compensation Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004
10.7	Amended & Restated Declaration of Trust, dated as of May 15, 2003, by and between Tower Group, Inc., Tower Statutory Trust I and U.S. Bank National Association, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.8	Indenture, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

Exhibit
Number	Description of Exhibits

10.9	Guarantee Agreement, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.10	Amended and Restated Trust Agreement, dated as of September 30, 2003, by and between Tower Group, Inc., JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association and Michael H. Lee, Steven G. Fauth and Francis M. Colalucci as Administrative Trustees of Tower Group Statutory Trust II, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.11	Junior Subordinated Indenture, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.12	Guarantee Agreement, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.13	Service and Expense Sharing Agreement, dated as of December 28, 1995, by and between Tower Insurance Company of New York and Tower Risk Management Corp., incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.14	Real Estate Lease and amendments thereto, by and between Broadpine Realty Holding Company, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004
10.15	Third Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC executed September 1, 2005, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on August 26, 2005
10.16	License and Services Agreement, dated as of June 11, 2002, by and between AgencyPort Insurance Services, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004
10.17	Agreement, dated as of April 17, 1996, between Morstan General Agency, Inc. and Tower Risk Management Corp., incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.18	Amended and Restated Declaration of Trust, dated December 15, 2004, by and among Wilmington Trust Company, as Institutional Trustee; Wilmington Trust Company, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on December 20, 2004
10.19	Indenture between Tower Group, Inc. and Wilmington Trust Company, as Trustee, dated December 15, 2004, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 20, 2004
10.20	Guarantee Agreement dated December 15, 2004, by and between Tower Group, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 20, 2004
10.21	Amended and Restated Declaration of Trust, dated December 21, 2004, by and among JPMorgan Chase Bank, National Association, as Institutional Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on December 23, 2004
10.22	Indenture between Tower Group, Inc. and JPMorgan Chase Bank, National Association, as Trustee, dated December 21, 2004, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 23, 2004

Exhibit
Number	Description of Exhibits

10.23	Guarantee Agreement dated December 21, 2004, by and between Tower Group, Inc. and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 23, 2004
10.24	Amended and Restated Declaration of Trust, dated March 31, 2006, by and among Wells Fargo Bank, National Association, as Institutional Trustee; Wells Fargo Delaware Trust Company, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on April 6, 2006
10.25	Indenture between Tower Group, Inc. and Wells Fargo Bank, National Association, as Trustee, dated March 31, 2006, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on April 6, 2006
10.26	Guarantee Agreement dated March 31, 2006, by and between Tower Group, Inc. and Wells Fargo Delaware Trust Company, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on April 6, 2006
10.27	Stock Purchase Agreement by and among Tower Group, Inc. and Preserver Group, Inc. dated November 13, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006
10.28	Exchange Agreement by and among Tower Group, Inc. and CastlePoint Management Corp. dated January 11, 2007 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007
10.29	Master Agreement dated April 4, 2006 by and among Tower Group, Inc., Tower Insurance Company of New York, Tower National Insurance Company, CastlePoint Holdings, Ltd. and CastlePoint Management Corp. incorporated by reference to Exhibit 10.1to the Company’s Current Report on Form 8-K filed on January 22, 2007
10.30	Addendum No. 1 to the Master Agreement by and among Tower Group, Inc. and CastlePoint Holdings, Ltd. incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2007
10.31	Amended and Restated Brokerage Business Quota Share Reinsurance Agreement, dated August 31, 2006 and effective as of April 1, 2006 by and among Tower Group, Inc., Tower Insurance Company of New York, Tower National Insurance Company and CastlePoint Reinsurance Company, Ltd. incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 22, 2007
10.32	Amended and Restated Traditional Business Quota Share Reinsurance Agreement, dated August 31, 2006 and effective as of April 1, 2006 by and among Tower Group, Inc., Tower Insurance Company of New York, Tower National Insurance Company and CastlePoint Reinsurance Company, Ltd. incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 22, 2007
10.33	Amended and Restated Specialty Business Quota Share Reinsurance Agreement, dated August 31, 2006 and effective as of April 1, 2006 by and among Tower Group, Inc., Tower Insurance Company of New York, Tower National Insurance Company and CastlePoint Reinsurance Company, Ltd. incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 22, 2007
10.34	Combined Amendment No. 1 to Amended and Restated Brokerage Business Quota Share Reinsurance Agreement, effective as of April 1, 2006 by and among Tower Insurance Company of New York, Tower National Insurance Company, Preserver Insurance Company, North East Insurance Company, Mountain Valley Indemnity Company, and CastlePoint Reinsurance Company, Ltd. and CastlePoint Insurance Company*
10.35	Amendment No. 1 to Amended and Restated Traditional Business Quota Share Reinsurance Agreement, dated January 11, 2007 by and among Tower Group, Inc., Tower Insurance Company of New York and CastlePoint Reinsurance Company, Ltd. incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 22, 2007

Exhibit
Number	Description of Exhibits

10.36	Amendment No. 1 to Amended and Restated Specialty Business Quota Share Reinsurance Agreement, dated January 11, 2007 by and among Tower Group, Inc., Tower Insurance Company of New York and CastlePoint Reinsurance Company, Ltd. incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on January 22, 2007
10.37	Amended and Restated Declaration of Trust, dated January 25, 2007, by and among Wilmington Trust, as Institutional Trustee and as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Stephen L. Kibblehouse, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on January 26, 2007
10.38	Indenture between Tower Group, Inc. and Wilmington Trust Company, as Trustee, dated January 25, 2007, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on January 26, 2007
10.39	Guarantee Agreement dated January 25, 2007, by and between Tower Group, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on January 26, 2007
10.40	Management Agreement, dated July 1, 2007, by and between CastlePoint Insurance Company and Tower Risk Management Corp., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007
10.41	Employment Agreement, dated as of July 23, 2007, by and between Tower Group Inc. and Gary S. Maier, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007
10.42	Fourth Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC dated July 25, 2006, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.43	Fifth Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC dated December 20, 2006, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.44	Employment Agreement, dated as of November 12, 2006, by and between Tower Group Inc. and Patrick J. Haveron, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2007
10.45	Aggregate Excess of Loss Reinsurance Agreement dated October 1, 2007 by and among Tower Insurance Company of New York, Tower National Insurance Company, Preserver Insurance Company, Mountain Valley Indemnity Company and North East Insurance Company, and CastlePoint Insurance Company, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.46	Aggregate Excess of Loss Reinsurance Agreement dated October 1, 2007 by and among Tower Insurance Company of New York and CastlePoint Insurance Company, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.47	Service Agreement dated May 1, 2007 by and among Tower Risk Management Corp. and CastlePoint Management Corp. , incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.48	Property Catastrophe Reinsurance Agreement dated July 1, 2007 by and among Tower Group, Inc. and various reinsurers, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.49	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2008
10.50	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan Performance Shares Award Agreement*

Exhibit
Number	Description of Exhibits

10.51	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan, as amended and restated effective May 15, 2008, Restricted Stock Units Award Agreement, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.52	Stock Purchase Agreement dated August 27, 2008 between CastlePoint Reinsurance Company, Ltd., HIG, Inc. and Brookfield US Corporation, incorporated by reference to Exhibit 2.1 to CastlePoint Holdings, Ltd.’s Current Report on Form 8-K filed on September 2, 2008
10.53	Asset Purchase Agreement, dated as of August 26, 2008, by and among CastlePoint Reinsurance Company, Ltd., Tower Insurance Company of New York, Tower National Insurance Company, Preserver Insurance Company, Mountain Valley Insurance Company, North East Insurance Company and Tower Risk Management Corp., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 27, 2008
10.54	Limited Waiver Agreement, dated as of August 26, 2008, by and among Tower Group, Inc., Ocean I Corporation and CastlePoint Holdings, Ltd., incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed August 27, 2008
10.55	Parent Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 10.32 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.56	Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.33 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.57	Indenture, dated as of December 1, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.34 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.58	Amended and Restated Declaration of Trust, dated as of December 1, 2006, among Wilmington Trust Company as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, CastlePoint Management Corp., as Sponsor, and Joel Weiner, James Dulligan and Roger Brown, as Administrators, incorporated by reference to Exhibit 10.35 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.59	Parent Guarantee Agreement, dated as of December 14, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 10.36 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.60	Guarantee Agreement of CastlePoint Management Corp., dated as of December 14, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.37 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.61	Indenture, dated as of December 14, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.38 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.62	Amended and Restated Declaration of Trust, dated as of December 14, 2006, among Wilmington Trust Company as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, CastlePoint Management Corp., as Sponsor, and Joel Weiner, James Dulligan and Roger Brown, as Administrators, incorporated by reference to Exhibit 10.39 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.63	CastlePoint Holdings, Ltd. 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.4 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006
10.64	Amendment No. 1 to CastlePoint Holdings, Ltd. 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 4.5 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-8 (File No. 333-134628) filed on December 5, 2007

Exhibit
Number	Description of Exhibits

10.65	Form of Stock Option Agreement for Executive Employee Recipients of Options under 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.5 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006
10.66	Form of Stock Option Agreement for Non-Employee Director Recipients of Options under 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.6 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006
10.67	Indenture between CastlePoint Bermuda Holdings, Ltd. and Wilmington Trust Company, as Trustee, dated September 27, 2007, incorporated by reference to Exhibit 4.1 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.68	Guarantee Agreement dated September 27, 2007 by and between CastlePoint Bermuda Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 4.2 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.69	Amended and Restated Declaration of Trust, dated September 27, 2007, by Wilmington Trust, as Institutional Trustee and as Delaware Trustee; CastlePoint Bermuda Holdings, Ltd. as Sponsor, and Trust Administrators Roger A. Brown, Joel S. Weiner and James Dulligan, incorporated by reference to Exhibit 4.3 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.70	Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, dated September 27, 2007 by CastlePoint Bermuda Holdings, Ltd. in favor of Wilmington Trust Company as institutional trustee, incorporated by reference to Exhibit 4.4 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.71	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company)*
10.72	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of December 14, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company)*
10.73	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of November 8, 2007, between CastlePoint Holdings, Ltd. and Wilmington Trust Company)*
10.74	Amendment No. 2 to Amended and Restated Brokerage Business Quota Share Reinsurance Agreement, effective as of October 1, 2008 by and among Tower Insurance Company of New York, Tower National Insurance Company, Preserver Insurance Company, North East Insurance Company, Mountain Valley Indemnity Company, and CastlePoint Reinsurance Company, Ltd. and CastlePoint Insurance Company*
10.75	Separation Agreement, dated as of February 27, 2009, by and between Tower Group, Inc. and Patrick J. Haveron*
10.76	Consulting Agreement, dated as of February 27, 2009, by and between Tower Group, Inc. and Patrick J. Haveron*
10.77	Letter of Amendment dated February 23, 2009 to Stock Purchase Agreement dated August 27, 2008 between CastlePoint Reinsurance Company, Ltd., HIG, Inc. and Brookfield US Corporation*
21.1	Subsidiaries of the registrant
23.1	Consent of Johnson Lambert & Co.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael H. Lee
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Francis M. Colalucci
32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002