Form 10-Q
period 2009-03-31
Tower Group, Inc.
filed 2009-05-11
CIK 1289592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934
For the quarterly period ended March 31, 2009

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
(212) 655-2000

(Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,440,214 shares of common stock, par value $0.01 per share, as of May 1, 2009.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Tower Group, Inc.
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
($ in thousands, except par value and share amounts)	2009	2008

Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $1,213,629 and $581,470)	$1,163,048	$530,159
Equity securities, available-for-sale, at fair value (cost of $14,897 and $12,726)	11,658	10,814

Total investments	1,174,706	540,973
Cash and cash equivalents	304,650	136,253
Receivable for securities	51,708	3,542
Investment income receivable	12,599	6,972
Premiums receivable	181,466	186,806
Reinsurance recoverable	128,301	272,606
Prepaid reinsurance premiums	59,274	153,650
Deferred acquisition costs, net of deferred ceding commission revenue	139,944	53,080
Deferred income taxes	71,118	36,207
Intangible assets	39,824	20,464
Goodwill	234,728	18,962
Fixed assets, net of accumulated depreciation	43,651	39,038
Investment in unconsolidated affiliate	—	29,293
Other assets	39,399	35,167

Total assets	$2,481,368	$1,533,013

Liabilities
Loss and loss adjustment expenses	$823,232	$534,991
Unearned premium	511,936	328,847
Reinsurance balances payable	27,510	134,598
Payable to issuing carriers	335	47,301
Funds held under reinsurance agreements	19,028	20,474
Accounts payable, accrued liabilities and other liabilities	77,339	30,562
Subordinated debentures	235,058	101,036

Total liabilities	1,694,438	1,197,809
Stockholders’ Equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 40,512,786 and 23,408,145 shares issued, and 40,439,935 and 23,339,470 shares outstanding)	405	234
Treasury stock (72,851 and 68,675 shares)	(1,320)	(1,026)
Paid-in-capital	639,848	208,094
Accumulated other comprehensive net loss	(34,983)	(37,498)
Retained earnings	182,980	165,400

Total stockholders’ equity	786,930	335,204

Total liabilities and stockholders’ equity	$2,481,368	$1,533,013

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended
($ in thousands, except	March 31,
per share and share amounts)	2009	2008

Revenues
Net premiums earned	$168,090	$68,430
Ceding commission revenue	13,574	20,654
Insurance services revenue	4,276	9,660
Policy billing fees	521	578
Net investment income	14,533	9,796
Net realized gains on investments	2,554	3,810
Other-than-temporary impairment losses	(8,732)	(2,436)
Portion of loss recognized in other accumulated comprehensive net loss	5,506	—

Net impairment losses recognized in earnings	(3,226)	(2,436)

Total revenues	200,322	110,492
Expenses
Loss and loss adjustment expenses	90,256	37,297
Direct and ceding commission expense	56,409	26,608
Other operating expenses	17,743	21,666
Interest expense	3,783	2,322

Total expenses	168,191	87,893
Other income (expense)
Equity income (loss) in unconsolidated affiliate	(777)	760
Acquisition-related transaction costs	(11,348)	—
Gain on investment in acquired unconsolidated affiliate	7,388	—

Income before income taxes	27,394	23,359
Income tax expense	9,418	8,506

Net income	$17,976	$14,853

Gross unrealized investment holding gains (losses) arising during period	2,570	(12,524)
Equity in net unrealized (losses) gains in investment in unconsolidated affiliate’s investment portfolio	3,124	(784)
Less: reclassification adjustment for (gains) included in net income	672	(1,374)
Income tax (expense) benefit related to items of other comprehensive income	(2,228)	5,139

Comprehensive net income	$22,114	$5,310

Basic and diluted earnings per share
Basic
Common stock:
Distributed	$0.05	$0.05
Undistributed	0.48	0.59

Total	0.53	0.64

Diluted	$0.53	$0.64

Weighted average common shares outstanding
Basic	33,766,141	23,214,655

Diluted	33,918,069	23,406,916

Dividends declared and paid per common share
Common stock	$0.05	$0.05

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
					Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’
($ in thousands)	Shares	Amount	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 2007	23,225	$232	$(493)	$205,435	$(8,322)	$112,535	$309,387
Dividends declared		—	—	—	—	(4,608)	(4,608)
Stock based compensation	183	2	(592)	2,634	—	—	2,044
Warrant exercise	—	—	59	25	—	—	84
Net income	—	—	—	—	—	57,473	57,473
Net unrealized depreciation on securities available for sale, net of income tax	—	—	—	—	(29,176)	—	(29,176)

Balance at December 31, 2008	23,408	234	(1,026)	208,094	(37,498)	165,400	335,204

Cumulative effect of adjustment resulting from adoption of FSP FAS 115-2					(1,623)	1,623	—

Adjusted balance at December 31, 2008	23,408	234	(1,026)	208,094	(39,121)	167,023	335,204
Dividends declared		—	—	—	—	(2,019)	(2,019)
Stock based compensation	226	2	(355)	1,223	—	—	870
Issuance of common stock	16,878	169	—	421,454	—	—	421,623
Issuance of stock options				9,138			9,138
Warrant exercise	—	—	61	(61)	—	—	—
Net income	—	—	—	—	—	17,976	17,976
Net unrealized depreciation on securities available for sale, net of income tax	—	—	—	—	4,138	—	4,138

Balance at March 31, 2009	40,513	$405	$(1,320)	$639,848	$(34,983)	$182,980	$786,930

Tower Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
($ in thousands)	2009	2008

Cash flows provided by (used in) operating activities:
Net income	$17,976	$14,853
Adjustments to reconcile net income to net cash provided by (used in) operations:
(Gain) loss on sale of investments	(2,557)	(1,374)
(Gain) on sale of Castle Point	(7,388)	—
Other-than-temporary-impairment loss on investments	3,229	—
Depreciation and amortization	5,239	2,605
Amortization of bond premium or discount	(2,998)	—
Amortization of restricted stock	1,193	491
Deferred income taxes	7,693	2,482
Excess tax benefits from share-based payment arrangements	14	(51)
(Increase) decrease in assets:
Investment income receivable	(764)	—
Premiums receivable	224,693	7,895
Reinsurance recoverable	159,864	(11,823)
Prepaid reinsurance premiums	123,185	(5,207)
Deferred acquisition costs, net	(8,476)	(5,612)
Federal and state income taxes recoverable/payable	(276)	140
Intangible assets and goodwill	(3,768)	—
Other assets	4,082	(939)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	(150,110)	4,522
Unearned premium	(102,817)	2,615
Reinsurance balances payable	(165,144)	15,779
Payable to issuing carriers	(46,966)	4,446
Accounts payable and accrued expenses	159	(10,970)
Funds held under reinsurance agreement	(1,796)	(4,652)
Other	—	(756)

Net cash flows provided by operations	54,268	14,445

Cash flows provided by (used in) investing activities:
Acquisition of CastlePoint	(65,294)	—
Acquisition of Hermitage	(130,115)	—
Purchase of fixed assets	(4,421)	(4,426)
Purchase — fixed-maturity securities	(148,153)	(115,565)
Sale or maturity — fixed-maturity securities	40,051	122,363
Sale — equity securities	28,631	—

Net cash flows provided by (used in) investing activities	(279,301)	2,372

Cash flows provided by (used in) financing activities:
Exercise of stock options & warrants	19	231
Excess tax benefits from share-based payment arrangements	(14)	51
Treasury stock acquired-net employee share-based compensation	(354)	(180)
Dividends paid	(2,019)	(1,159)

Net cash flows (used in) provided by financing activities	(2,369)	(1,057)

Increase (decrease) in cash and cash equivalents	(227,402)	15,760
Cash and cash equivalents, beginning of period (1)	532,052	77,679

Cash and cash equivalents, end of period	$304,650	$93,439

(1)	2009 amount includes $395,664 of cash acquired with the acquisitions of CastlePoint and Hermitage

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$12,080	$5,139
Cash paid for interest	3,783	2,116
Schedule of non-cash investing and financing activities:
Issuance of common stock in acquisition of CastlePoint	$421,623	$—
Value of CastlePoint stock options at date of acquisition	9,138	—

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
The Company has changed the presentation of its business results, beginning January 1, 2009, by allocating its previously reported insurance segment into brokerage insurance and specialty business, based on the way management organizes the segments for making operating decisions and assessing profitability. This will result in the reporting of three operating segments. The prior period segment disclosures have been restated to conform to the current presentation.
The Brokerage Insurance (“Brokerage”) Segment offers a broad range of commercial lines and personal lines property and casualty insurance products to small to mid-sized businesses and individuals distributed through a network of retail and wholesale agents on both an admitted and non-admitted basis;
The Specialty Business (“Specialty”) Segment provides specialty classes of business through program underwriting agents. This segment also includes reinsurance solutions provided primarily to small insurance companies; and
The Insurance Services (“Services”) Segment provides underwriting, claims and reinsurance brokerage services to insurance companies.
On February 5, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of CastlePoint Holdings, Ltd. (“CastlePoint”), a Bermuda exempted corporation, pursuant to the stock purchase agreement (“the Agreement”), dated as of August 4, 2008, by and among the Company, and CastlePoint. CastlePoint was a Bermuda holding company organized to provide property and casualty insurance and reinsurance business solutions, products and services primarily to small insurance companies and program underwriting agents in the United States.
On February 27, 2009, the Company and its subsidiary, CastlePoint, completed the acquisition of HIG, Inc. (“Hermitage”), a property and casualty insurance holding company, from a subsidiary of Brookfield Asset Management Inc. for $130.1 million. This transaction was previously announced on August 27, 2008. Hermitage offers both admitted and excess and surplus lines (“E&S”) lines products and wrote over $100 million of premiums in 2008. This transaction further expands the Company’s wholesale distribution system nationally and establishes a network of retail agents in the Southeast.
Note 2—Accounting Policies and Basis of Presentation
Basis of Presentation
The accompanying unaudited consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2008 and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 13, 2009. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations.

The results of operations for the three months ended March 31, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company transactions have been eliminated in consolidation. Business segment results are presented net of all material inter-segment transactions.
Consolidation
The consolidated financial statements include the accounts of Tower Group, Inc. (“Tower”) and its insurance subsidiaries, Tower Insurance Company of New York (“TICNY”), Tower National Insurance Company (“TNIC”), Preserver Insurance Company (“PIC”), North East Insurance Company (“NEIC”), Mountain Valley Indemnity Company (“MVIC”), CastlePoint Reinsurance Company, Ltd. (“CPRe”), CastlePoint Insurance Company (“CPIC”), CastlePoint Florida Insurance Company (“CPFL”), Hermitage Insurance Company (“HIC”), Kodiak Insurance Company (“KIC”), (collectively the “Insurance Subsidiaries”), and its managing general agencies, Tower Risk Management Corp. (“TRM”); and CastlePoint Management Corp. (“CPM”). The Company has four intermediate holding companies, Preserver Group, Inc. (“PGI”), Ocean I Corp., CastlePoint Bermuda Holdings, Ltd. (“CPBH”), and HIG, Inc. (“Hermitage”).
Loss and Loss Adjustment Expenses (“LAE”)
The liability for loss and LAE represents management’s best estimate of the ultimate cost of all reported and unreported losses that are unpaid as of the balance sheet date and the fair value adjustment related to the acquisitions of CastlePoint and Hermitage. The liability for loss and LAE is estimated on an undiscounted basis, using individual case-basis valuations, statistical analyses and various actuarial procedures. The projection of future claim payment and reporting is based on an analysis of the Company’s historical experience, supplemented by analyses of industry loss data. Management believes that the reserves for loss and LAE are adequate to cover the ultimate cost of losses and claims to date; however, because of the uncertainty from various sources, including changes in reporting patterns, claims settlement patterns, judicial decisions, legislation, and economic conditions, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. As adjustments to these estimates become necessary, such adjustments are reflected in expense for the period in which the estimates are changed. Because of the nature of the business historically written, the Company’s management believes that the Company has limited exposure to environmental claim liabilities.
The Company estimates LAE reserves separately for claims that are defended by in-house attorneys, claims that are handled by other attorneys that are not employees, and miscellaneous LAE costs such as witness fees and court costs.
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
Deferred Acquisition Costs / Commission Revenue
Acquisition costs represent the costs of writing business that vary with, and are primarily related to, the production of insurance business (principally commissions, premium taxes and certain underwriting salaries). Policy acquisition costs are deferred and recognized as expense as related premiums are earned. Deferred acquisition costs (“DAC”) presented in the balance sheet are net of deferred ceding commission revenue. The value of business acquired (“VOBA”) is an intangible asset relating to the estimated fair value of the unexpired insurance policies acquired in a business combination. VOBA is determined at the time of acquisition and is reported on the consolidated balance sheet with DAC and amortized in proportion to the timing of the estimated underwriting profit associated with the in force policies acquired. The cash flow or interest component of the VOBA asset is amortized in proportion to the expected pattern of the future cash flows. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable.

Use of Estimates
The preparation of financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Accounting Pronouncements
In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities.
The FSP FAS 157-2 deferral expired as of January 1, 2009 and therefore, the Company has applied the provisions of SFAS 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This standard establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted the provisions of SFAS No. 141(R) on January 1, 2009. See Note 3—“Acquisitions” for further financial statement disclosure required pursuant to SFAS 141(R).
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share” (“SFAS 128”). The FSP requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application was not permitted. The Company adopted FSP EITF 03-6-1 on January 1, 2009, which did not have a material effect on the Company’s earnings per share.
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 amends paragraph 11(d) of SFAS 142 to require an entity to use its own assumptions about renewal or extension of an arrangement, adjusted for the entity-specific factors in paragraph 11 of SFAS 142, even when there is likely to be substantial cost or material modifications. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The provisions of FSP FAS 142-3 are to be applied prospectively to intangible assets acquired after January 1, 2009, although the disclosure provisions are required for all intangible assets recognized as of or subsequent to January 1, 2009. The Company adopted the provisions of FSP FAS 142-3 on January 1, 2009, which did not have a material effect on the Company’s consolidated financial condition and results of operations.
In April, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provides additional guidance to help an entity in determining whether a market for an asset is not active and when a price for a transaction is not distressed. The model includes the following two steps:
•	Determine whether there are factors present that indicate that the market for the asset is not active at the measurement date; and

•	Evaluate the quoted price (i.e., a recent transaction or broker price quotation) to determine whether the quoted price is not associated with a distressed transaction.
FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, FSP FAS 157-4 and FSP 115-2 must be adopted concurrently. In addition an entity that elects to early adopt FSP FAS 107-1 must early adopt FSP FAS 157-4 and FSP 115-2. The Company adopted the provisions of FSP FAS 157-4 on January 1, 2009. The adoption did not have a material effect on the Company’s consolidated financial condition and results of operations.
In April 2009, the FASB issued FSP FAS 115-2, FAS 124-2, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 includes changes to the guidance for other-than-temporary impairments (“OTTI”). Previously, an entity was required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary. In addition, FSP FAS 115-2 requires entities to initially apply the provisions of the final standard to previously other-than-temporarily impaired instruments existing as of the effective date by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment reclassifies the noncredit portion of a previously other-than-temporarily impaired instrument held as of the effective date to accumulated other comprehensive net loss from retained earnings. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, FSP FAS 157-4 and FSP 115-2 must be adopted concurrently. In addition an entity that elects to early adopt FSP FAS 107-1 must early adopt FSP FAS 157-4 and FSP 115-2. The Company adopted the provisions of FSP FAS 115-2, on January 1, 2009. In adopting FSP FAS 115-2, the Company was required to make a cumulative effect adjustment to the opening balance of retained earnings for the noncredit portion of the previously recorded other-than-temporarily impaired securities in the amount of $1.6 million, net of tax. See Note 4—“Investments—Impairment Review” for further information about the impact of applying this standard.
In April, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”) This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. The FSP is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, FSP FAS 157-4 and FSP 115-2 must be adopted concurrently. In addition an entity that elects to early adopt FSP FAS 107-1 must early adopt FSP FAS 157-4 and FSP 115-2. The Company adopted the provisions of FSP FAS 107-1 and APB 28-1 on January 1, 2009. The adoption did not have a material effect on the Company’s consolidated financial condition and results of operations
Note 3—Acquisitions
Acquisition of CastlePoint Holdings, Ltd.
On February 5, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of CastlePoint Holdings, Ltd. (“CastlePoint”), a Bermuda exempted corporation, pursuant to the stock purchase agreement (“the Agreement”), dated as of August 4, 2008, by and among the Company, and CastlePoint. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141R, “Business Combinations” (“SFAS 141R”). Under the terms of the Agreement, the Company acquired CastlePoint for approximately $491.4 million comprised of 16, 878,410 shares of Tower common stock with an aggregate value of approximately $421.6 million, $4.4 million related to the fair value of unexercised warrants, plus $65.4 million of cash. Additionally, under the terms of the Agreement, the Company issued 1,148,308 employee stock options to replace the CastlePoint employee stock options as of the acquisition date. The value of the Company’s stock options attributed to the services rendered by the CastlePoint employees as of the acquisition date totaled approximately $9.1 million and is included in the purchase consideration in accordance with FAS 141R. Also, the fair value of the CastlePoint acquisition included the fair value of the Company’s previously held interest in CastlePoint and is presented as follows:

($ in thousands)

Purchase consideration	$491,366
Fair value of outstanding CastlePoint stock options	9,138

Total purchase consideration	500,504

Fair value of investment in CastlePoint	34,673

Fair value of CastlePoint at acquisition	$535,177

CastlePoint was a Bermuda holding company organized to provide property and casualty insurance and reinsurance business solutions, products and services primarily to small insurance companies and program underwriting agents in the United States. Reinsurance is an arrangement by which one insurance company, called the reinsurer, agrees to indemnify another insurance (or reinsurance) company, called the ceding company, against all or a portion of the insurance (or reinsurance) risks underwritten by the ceding company under one or more policies. Program underwriting agents are insurance intermediaries that aggregate insurance business from retail and wholesale agents and manage business on behalf of insurance companies. Their functions may include some or all of risk selection, underwriting, premium collection, policy form and design, and client service. As a result of this transaction, the Company expects to expand and diversify its source of revenue by accessing CastlePoint’s programs, risk sharing and reinsurance businesses.
The Company began consolidating the financial statements as of the closing date in accordance with SFAS 141R. The purchase consideration has been allocated to the assets acquired and liabilities assumed, including separately identified intangible assets, based on their fair values as of the close of the acquisition, with the amounts exceeding the fair value recorded as goodwill. The goodwill consists largely of the synergies and economies of scale expected from combining the operations of the Company and CastlePoint.
The following unaudited condensed balance sheet presents assets acquired and liabilities assumed with the acquisition of CastlePoint, based on their fair values and the fair value hierarchy level under SFAS 157 as of February 5, 2009:

($ in thousands)	Level 1	Level 2	Level 3	Total

Assets
Investments	$868	$484,937	$1,358	$487,163
Cash and cash equivalents	307,632	—	—	307,632
Receivables	—	—	211,464	211,464
Prepaid reinsurance premiums	—	—	23,424	23,424
Reinsurance recoverable	—	—	8,249	8,249
Deferred acquisition costs	—	—	69,253	69,253
Deferred income taxes	—	—	27,128	27,128
Goodwill and intangibles	—	—	190,923	190,923
Other assets	—	—	72,742	72,742

Total assets	308,500	484,937	604,541	1,397,978

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	`	—	290,497	290,497
Unearned premium	—	—	242,365	242,365
Other liabilities	—	—	130,623	130,623
Subordinated debt	—	—	134,022	134,022

Total liabilities	—	—	797,507	797,507

Stockholders’ equity	308,500	484,937	(192,966)	600,471

Total liabilities and stockholders’ equity	$308,500	$484,937	$604,541	$1,397,978

As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, fixed assets, loss reserves and deferred taxes. The valuations will be finalized within the measurement period which cannot exceed 12 months from the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in retrospective adjustments to the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

In connection with recording the acquisition, the Company revalued its previous investment in CastlePoint at the fair value as of the acquisition date in accordance with SFAS 141R, resulting in a gain of $7.4 million, before income taxes. This gain is included in the Consolidated Statement of Income in the first quarter of 2009. The Company incurred approximately $11.3 million of transaction costs, including legal, accounting and other costs directly related to the acquisition, which were expensed in the first quarter of 2009.
Under SFAS 142, the Company is required to allocate goodwill to its reportable segments in accordance with FASB No. 131, “Disclosures about Segments of an Enterprise and Related Information.” See Note 6 for further information about the allocation of goodwill.
Acquisition of Hermitage
On February 27, 2009, the Company through its subsidiary, CPRe, completed the acquisition of Hermitage, a property and casualty insurance holding company, from a subsidiary of Brookfield Asset Management Inc. for $130.1 million. The purchase price is subject to certain adjustments which are not expected to be finalized for several months and could reduce the price. This transaction was previously announced on August 27, 2008. Hermitage offers both admitted and E&S lines products and wrote over $100 million of premiums in 2008. This transaction further expands the Company’s wholesale distribution system nationally and establishes a network of retail agents in the Southeast.
The Company began consolidating the financial statements as of the closing date in accordance with SFAS 141R. The purchase consideration has been allocated to the assets acquired and liabilities assumed, including separately identified intangible assets, based on their fair values as of the close of the acquisition, with the amounts exceeding the fair value recorded as goodwill. The goodwill consists largely of the synergies and economies of scale expected from combining the operations of the Company and Hermitage.
The following unaudited condensed balance sheet presents assets acquired and liabilities assumed with the acquisition of Hermitage, based on their fair values and the fair value hierarchy level under SFAS 157 as of February 27, 2009:

($ in thousands)	Level 1	Level 2	Level 3	Total

Assets
Investments	$151	$101,940	$263	$102,354
Cash and cash equivalents	88,032	—	—	88,032
Receivables	—	—	11,896	11,896
Prepaid reinsurance premiums	—	—	5,385	5,385
Reinsurance recoverable	—	—	7,310	7,310
Deferred acquisition costs	—	—	10,735	10,735
Deferred income taxes	—	—	6,366	6,366
Goodwill and intangibles	—	—	44,772	44,772
Other assets	—	—	2,075	2,075

Total assets	88,183	101,940	88,802	278,925

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	—	—	92,105	92,105
Unearned premium	—	—	43,541	43,541
Other liabilities	—	—	13,166	13,166

Total liabilities	—	—	148,812	148,812

Stockholders’ equity	88,183	101,940	(60,010)	130,115

Total liabilities and stockholders’ equity	$88,183	$101,940	$88,802	$278,926

As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, fixed assets, loss reserves and deferred taxes. The valuations will be finalized within the measurement period which cannot exceed 12 months from the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in retrospective adjustments to the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

Under SFAS 142, the Company is required to allocate goodwill to its reportable segments in accordance with FASB No. 131, “Disclosures about Segments of an Enterprise and Related Information.” See Note 6 for further information about the allocation of goodwill.
For the three months ended March 31, 2009, the Company included revenue and earnings for CastlePoint and Hermitage in its consolidated statement of income from their respective acquisition dates as follows:

($ in thousands)	CastlePoint	Hermitage

Total revenue	$80,761	$8,561
Net income	10,709	1,706
The Company recorded goodwill on the acquisition of CastlePoint and Hermitage in the amount of $181.8 million and $33.9 million, respectively. The Company estimates that $22.0 million related to the Hermitage acquisition is deductible for tax purposes. The Company has not yet determined the amount of goodwill related to the CastlePoint acquisition that is tax deductible.
Significant Factors Affecting Acquisition Date Fair Values
Value of Business Acquired (“VOBA”)
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation of the insurance policies that were in force on the acquisition dates has been determined by using a cash flow model rather than an observable market price as a liquid market for valuing the in force business could not be determined. The valuation model uses an estimate of the underwriting profit and the net nominal future cash flows associated with the in force policies that a market participant would expect as of the dates of the acquisitions. The estimated underwriting profit and the future cash flows are adjusted for the time value of money at a risk free rate and a risk margin to compensate an acquirer for bearing the risk associated with the in force business. An estimate of the expected level of policy cancellations that would occur after the acquisition dates was also included.
The underwriting profit component of the VOBA will be amortized in proportion to the timing of the estimated underwriting profit associated with the in force policies acquired. The cash flow or interest component of the VOBA asset will be amortized in proportion to the expected pattern of the future cash flows. The amortization will be reflected as a component of underwriting expenses in both the brokerage insurance and specialty business segments.
At acquisition, VOBA, which is included with DAC on the balance sheet, was $80.0 million and the Company amortized $23.0 million for the three months ended March 31, 2009. The Company expects to amortize approximately $76.0 million in 2009 and the remainder amortized over the expected payout pattern of the underlying liabilities.
Intangibles
The fair value of intangible assets was for customer relationships, insurance licenses and trademarks. The fair value of customer relationships and trademarks were estimated based on using an income approach methodology. The fair value of insurance licenses was valued using a market approach methodology and the fair value of internally developed software was valued using a cost approach methodology. Critical inputs into the valuation model for customer relationships included estimations of expected premium and attrition rates, expected operating margins and capital requirements.
Loss and Loss Adjustment Expense Reserves (“LAE”) Acquired
The required valuation of loss and loss adjustment reserves acquired has been determined by using a cash flow model rather than an observable market price as a liquid market for such underwriting liabilities could not be determined. The valuation model uses an estimate of net nominal future cash flows related to liabilities for losses and LAE that a market participant would expect as of the date of the acquisitions. These future cash flows are adjusted for the time value of money at a risk free rate and a risk margin to compensate an acquirer for bearing the risk associated with the liabilities.

The fair value adjustment for loss and LAE resulted in an increase of $16.6 million to the estimated nominal reserves and will be amortized over the loss and LAE payout pattern and reflected as a component of loss and loss adjustment expenses. The Company amortized $0.7 million for the three months ended March 31, 2009 and expects to amortize $5.2 million in 2009 with the remainder being amortized over the next three to four years.
Non-financial Assets and Liabilities
Receivables, other assets and liabilities are valued at fair market which approximates carrying value.
Pro forma Results of Operations
Selected unaudited pro forma results of operations assuming the acquisitions had occurred as of January 1, 2008, are set forth below:

	Three Months Ended
	March 31,
($ in thousands)	2009	2008

Total revenue	$245,902	$195,047
Net income	17,352	18,962
Net income per share — basic	$0.44	$0.48
Net income per share — diluted	$0.43	$0.47

Weighted average common shares outstanding
Basic	39,799,550	39,798,243
Diluted	40,305,264	40,017,386
Note:
The Company excluded certain one-time charges from the pro forma results including, (i) transaction costs of $11.4 million and $3.6 million, respectively related to the acquisitions of CastlePoint and Hermitage, (ii) CastlePoint’s severance expenses of $2.0 million and, (iii) Tower’s gain of $7.4 million related to the acquisition of CastlePoint.
Note 4—Investments
The amortized cost and fair value of investments in fixed-maturity securities and equities are summarized as follows:

	March 31, 2009			December 31, 2008
	Cost or		Unrealized	Cost or		Unrealized
	Amortized	Aggregate	Gains/	Amortized	Aggregate	Gains/
($ in thousands)	Cost	Fair Value	(Losses)	Cost	Fair Value	(Losses)

U.S. Treasury securities	$28,320	$28,770	$450	$26,482	$27,006	$524
U.S. Agency securities	23,619	23,878	259	361	399	38
Municipal bonds	306,281	310,515	4,234	179,734	179,948	214
Corporate and other bonds
Finance	141,955	124,295	(17,660)	84,579	74,860	(9,719)
Industrial	178,754	168,780	(9,974)	122,599	109,695	(12,904)
Utilities	25,733	25,306	(427)	2,829	2,420	(409)
Commercial mortgage-backed securities	181,547	162,440	(19,107)	52,558	31,535	(21,023)
Residential mortgage-backed securities
Agency backed	267,196	273,045	5,848	70,416	72,179	1,763
Non-agency backed	30,907	20,688	(10,218)	31,441	24,315	(7,126)
Asset-backed securities	29,317	25,332	(3,986)	10,471	7,802	(2,669)

Total fixed-maturity securities	1,213,629	1,163,048	(50,581)	581,470	530,159	(51,311)
Preferred stocks	14,529	11,371	(3,158)	5,551	3,694	(1,857)
Common stocks	368	287	(81)	7,175	7,120	(55)

Total	$1,228,526	$1,174,706	$(53,820)	$594,196	$540,973	$(53,223)

Investments at March 31, 2009 include the fair value of the fixed-maturity securities and equities acquired with the acquisitions of CastlePoint and Hermitage. Under fair value accounting at the respective dates of acquisition, the cost or amortized cost is adjusted to equal the fair value which eliminates any unrealized gain or loss. The fair value of fixed maturity securities and equities acquired is shown in Note 3 “Acquisitions.”
Major categories of the Company’s net investment income are summarized as follows:

	Three months ended
	March 31,
($ in thousands)	2009	2008

Income
Fixed-maturity securities	$13,969	$8,992
Equity securities	315	385
Cash and cash equivalents	665	633
Dividends on common trust securities	53	53

Total	15,002	10,063
Expenses
Investment expenses	469	267

Net investment income	$14,533	$9,796

Proceeds from the sale and maturity of fixed-maturity securities were $40.1 million and $122.4 million for the three months ended March 31, 2009 and 2008, respectively. Proceeds from the sale of equity securities were $28.6 million and $0 million for the three months ended March 31, 2009 and 2008, respectively. The Company’s gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three months ended
	March 31,
($ in thousands)	2009	2008

Fixed-maturity securities
Gross realized gains	$2,489	$3,906
Gross realized losses	(136)	(96)

	2,353	3,810
Equity securities
Gross realized gains	262	—
Gross realized losses	(62)	—

	200	—

Net realized gains (losses) on investments	2,554	3,810

Other-than-temporary impairment losses
Fixed-maturity securities	(3,226)	—
Equity securities	—	(2,436)

Total other-than-temporary impairment losses	(3,226)	(2,436)

Total net realized gains (losses), including other-than temporary impairment losses	$(672)	$1,374

Impairment Review
The Company regularly reviews its fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, management considers, among other criteria: (i) the current fair value compared to amortized cost or cost, as appropriate; (ii) the length of time the security’s fair value has been below amortized cost or cost; (iii) specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments; (iv) whether management intends to sell the security and, if not, whether it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; (v) specific cash flow estimations for certain mortgage-backed securities and (vi) current economic conditions.

In reviewing specific cash flow estimations for certain mortgage-backed securities (other than those of high credit quality or sufficiently collateralized to ensure that the possibility of credit loss is remote), management follows the guidance of FSP EITF 99-20-1. Accordingly, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is significantly less than the present value previously estimated, OTTI is deemed to have occurred. Based on recent guidance in FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” a company that does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total decline in fair value related to the credit loss shall be recognized in earnings as OTTI, with the amount related to other factors recognized in accumulated other comprehensive net loss, net of applicable income taxes. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of loss realization.
The following table shows the number and amount of fixed-maturity and equity securities that the Company determined were OTTI for the three months ended March 31, 2009 and 2008. Beginning on January 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2 and recorded the portion of OTTI representing credit losses in earnings with the remaining loss recorded in accumulated other comprehensive net loss.

	Three Months Ended March 31,
	2009		2008
($ in thousands)	No.	Amount	No.	Amount

Commercial mortgage-backed securities	10	$(5,521)	—	$—
Residential mortgage-backed securities	5	(2,455)	—	—
Asset-backed securities	8	(760)	—	—
Equities	—	—	7	(2,436)

	23	$(8,735)	7	$(2,436)
Portion of loss recognized in accumulated other comprehensive net loss, principally residential mortgage-backed securities		5,509		—

Net impairment losses recognized in earnings		$(3,226)		$(2,436)

The following table provides a rollforward of the OTTI showing the amounts that have been included in earnings and other comprehensive net loss.

	Recognized In
		Other
		Comprehensive
($ in thousands)	Earnings	Net Loss	Total

Beginning balance, January 1, 2009	$25,094	$—	$25,094
Cumulative effect of adjustment resulting from adoption of FSP 115-2, before income taxes	(2,497)	2,497	—

	22,597	2,497	25,094
Other-than-temporary impairment loss	3,226	5,506	8,732

Ending balance, March 31, 2009	$25,823	$8,003	$33,826

Unrealized Losses
There are 584 securities at March 31, 2009 that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and that management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these investments for a period of time sufficient to allow for anticipated recovery of fair value to the Company’s cost basis. The following table presents information regarding the Company’s invested assets that were in an unrealized loss position at March 31, 2009 and December 31, 2008 by amount of time in a continuous unrealized loss position.

	Less than 12 Months			12 Months or Longer			Total
			Unrealized			Unrealized		Aggregate Fair	Unrealized
($ in thousands)	No.	Fair Value	Losses	No.	Fair Value	Losses	No.	Value	Losses

March 31, 2009
U.S. Treasury securities								$—	$—
U.S. Agency securities	4	$220	$(3)	1	$976	$(35)	5	$1,196	$(37)
Municipal bonds	61	78,436	(880)	16	13,506	(907)	77	91,942	(1,787)
Corporate and other bonds
Finance	109	60,201	(9,039)	47	27,969	(9,689)	156	88,170	(18,728)
Industrial	101	74,798	(4,398)	56	34,139	(6,516)	157	108,937	(10,914)
Utilities	15	10,787	(242)	8	3,550	(321)	23	14,336	(563)
Commercial mortgage- backed securites	34	39,689	(4,939)	26	16,014	(19,929)	60	55,703	(24,867)
Residential mortgage- backed securites
Agency backed	9	4,274	(11)	5	4,741	(15)	14	9,016	(26)
Non-agency backed	24	5,673	(3,295)	25	14,154	(7,199)	49	19,828	(10,494)
Asset-backed securities	12	3,749	(869)	13	4,915	(3,204)	25	8,664	(4,073)

Total fixed maturity securities	369	277,828	(23,674)	197	119,965	(47,815)	566	397,792	(71,489)
Preferred stocks	8	6,813	(467)	6	2,853	(2,698)	14	9,666	(3,165)
Common stocks	4	43	(120)	—	—	—	4	43	(120)

Total	381	$284,684	$(24,262)	203	122,818	(50,513)	584	$407,501	$(74,775)

December 31, 2008
U.S. Treasury securities
U.S. Agency securities
Municipal bonds	53	$49,879	$(2,485)	1	$371	$(166)	54	$50,250	$(2,651)
Corporate and other bonds
Finance	55	42,007	(6,003)	38	20,575	(4,173)	93	62,582	(10,176)
Industrial	110	72,787	(7,740)	32	17,701	(5,639)	142	90,488	(13,379)
Utilities	5	1,974	(205)	2	446	(204)	7	2,420	(409)
Commercial mortgage- backed securites	15	13,997	(4,399)	22	16,431	(16,626)	37	30,427	(21,026)
Residential mortgage- backed securites
Agency backed	6	3,408	(16)	1	582	(20)	7	3,990	(36)
Non-agency backed	32	12,676	(3,536)	16	9,953	(3,594)	48	22,629	(7,130)
Asset-backed securities	20	6,481	(2,652)	2	552	(49)	22	7,032	(2,701)

Total fixed maturity securities	296	203,208	(27,037)	114	66,610	(30,472)	410	269,818	(57,508)
Preferred stocks	—	—	—	6	3,694	(1,857)	6	3,694	(1,857)
Common stocks	1	1,440	(60)	—	—	—	1	1,440	(60)

Total	297	$204,648	$(27,096)	120	$70,304	$(32,329)	417	$274,952	$(59,424)

The unrealized position associated with the fixed maturity portfolio included $71.5 million in gross unrealized losses, consisting of asset-backed and mortgage-backed securities representing 53%, corporate bonds representing 40% and municipal bonds representing 2% of the total portfolio. The total fixed maturity portfolio of gross unrealized losses included 566 securities which were, in aggregate, approximately 15% below amortized cost. Of the 566 investments evaluated, 197 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these 197 investments at March 31, 2009 was $47.8 million. The Company does not consider these investments to be other-than-temporarily impaired.
The unrealized losses on the Company’s investments in preferred securities were primarily due to the market disruption caused by temporary market conditions. The Company evaluated all 14 preferred securities that were in an unrealized loss position as of March 31, 2009. These securities have been in an unrealized loss position for a period ranging from 1 to 46 months. The severity of the impairment in relation to the carrying amounts of preferred stock ranged from 31% to 72% for five of these securities. The Company does not consider these investments to be other-than-temporarily impaired.
The following tables stratifies, by securitized assets and all other assets, the length of time the gross unrealized losses in the Company’s portfolio at March 31, 2009, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security.

	Securitized Assets
		Total Gross	Decline of Investment Value
	Fair	Unrealized	>15%		>25%		>50%
($ in thousands)	Value	Losses	No.	Amount	No.	Amount	No.	Amount

Unrealized loss for less than 6 months	$44,103	$(3,867)	3	$(839)	4	$(109)	3	$(168)
Unrealized loss for over 6 months	11,532	(4,202)	1	(77)	11	(3,119)	4	(668)
Unrealized loss for over 12 months	17,248	(10,220)	4	(670)	16	(4,245)	6	(4,535)
Unrealized loss for over 18 months	9,863	(12,383)	1	(324)	3	(2,419)	13	(9,613)
Unrealized loss for over 2 years	10,464	(8,788)	1	(268)	7	(1,621)	10	(6,610)

	$93,211	$(39,460)	10	$(2,178)	41	$(11,513)	36	$(21,594)

	All Other Assets
		Total Gross	Decline of Investment Value
	Fair	Unrealized	>15%		>25%		>50%
($ in thousands)	Value	Losses	No.	Amount	No.	Amount	No.	Amount

Unrealized loss for less than 6 months	$176,410	$(7,578)	21	$(1,381)	14	$(2,207)	3	$(112)
Unrealized loss for over 6 months	49,356	(6,705)	10	(676)	7	(1,566)	4	(2,210)
Unrealized loss for over 12 months	49,848	(10,141)	8	(994)	10	(4,862)	5	(1,644)
Unrealized loss for over 18 months	19,112	(4,535)	5	(529)	13	(2,899)	2	(390)
Unrealized loss for over 2 years	19,564	(6,356)	1	(98)	11	(3,169)	3	(2,276)

	$314,290	$(35,315)	45	$(3,678)	55	$(14,703)	17	$(6,632)

The Company evaluated the severity of the impairment in relation to the carrying amount for the securities referred to above and found it to be between 1% and 87%. The Company considered all relevant factors, in assessing whether the loss was other-than-temporary. The Company does not intend to sell its fixed maturity securities and it is not more likely than not that the Company will be required to sell these investments until there is a recovery of fair value to the Company’s original cost basis, which may be at maturity. As a result, the Company does not consider these investments to be other-than-temporarily impaired.
Note 5—Fair Value Measurements
On January 1, 2008, the Company adopted SFAS No. 157 regarding fair value measurements. The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets when available.
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
During the three months ended March 31, 2009, certain securities, primarily commercial and non-agency mortgage-backed and asset-backed securities were either not traded or very thinly traded due to concerns in the securities market. As a result, prices from independent third party pricing services, broker quotes or other observable inputs were not always available, or, in the case of certain broker quotes, were non-binding. Therefore, the fair values of these securities were estimated using a model to develop a security price using future cash flow expectations that were developed based on collateral composition and performance and discounted at an estimated market rate (including estimated risk and liquidity premiums) taking into account estimates of the rate of future prepayments, current credit spreads, credit subordination protection, mortgage origination year, default rates, benchmark yields and time to maturity. For certain securities, broker quotes were available and these were also considered in determining the appropriateness of the developed security price.
As at March 31, 2009, the Company’s investments are allocated among pricing levels as follows:

($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments
U.S. Treasury securities	$—	$28,770	$—	$28,770
U.S. Agency securities	—	23,878	—	23,878
Municipal bonds	—	310,515	—	310,515
Corporate and other bonds	—	318,381	—	318,381
Commercial mortgage-backed securities	—	158,355	4,085	162,440
Residential mortgage-backed securities
Agency	—	273,045	—	273,045
Non-agency	—	14,150	6,537	20,687
Asset-backed securities	—	21,216	4,116	25,332

Total fixed maturities	—	1,148,310	14,737	1,163,048
Equity investments	3,871	7,787	—	11,658

Total	$3,871	$1,156,097	$14,737	$1,174,706

The Company’s use of Level 3 (the unobservable inputs) included 64 securities and accounted for less than 2% of total investments at March 31, 2009.
The following table summarizes changes in Level 3 assets measured at fair value for the three months ended March 31, 2009:

($ in thousands)

Beginning balance	$18,084
Total gains (losses)-realized / unrealized Included in net income	(3,226)
Included in other comprehensive income (loss)	(1,168)
Purchases, issuances and settlements	114
Net transfers into (out of) Level 3	933

Ending balance	$14,737

Note 6—Goodwill and Intangible Assets
Goodwill
Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. See Note 3 to the Unaudited Interim Consolidated Financial Statements for information regarding the calculation of goodwill related to the acquisitions of CastlePoint and Hermitage. The following is a summary of goodwill by business segment:

	Brokerage	Specialty	Insurance
($ in thousands)	Insurance	Business	Services	Total

Balance, January 1, 2009	$18,962	$—	$—	$18,962
Additions (a)	161,219	54,547		215,766

Balance, March 31, 2009	$180,181	$54,547	$—	$234,728

(a)	In 2009, primarily relates to the acquisition of CastlePoint and Hermitage.

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
Intangibles
Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and trademarks. Insurance company licenses are considered indefinite life intangible assets subject to annual impairment testing. The weighted average amortization period of identified intangible assets of finite useful life is 14.8 years as of March 31, 2009.
With the acquisition of CastlePoint on February 5, 2009, the Company recognized $9.1 million of identifiable intangible assets including CastlePoint’s customer and producer relationships of $6.9 million, trademarks of $1.5 million and insurance company licenses of $0.7 million. The customer and producer relationships and trademarks acquired are finite lived assets that will be amortized over fifteen and five years, respectively, and are subject to annual impairment testing. The insurance company licenses are included as indefinite lived intangibles subject to annual impairment testing.
With the acquisition of Hermitage on February 27, 2009, the Company recognized $10.9 million of identifiable intangible assets including Hermitage’s customer and producer relationships of $6.6 million, trademarks of $0.9 million and insurance company licenses of $3.4 million. The customer and producer relationships and trademarks acquired are finite lived assets that will be amortized over fifteen and five years, respectively, and are subject to annual impairment testing. The insurance company licenses are included as indefinite lived intangibles subject to annual impairment testing.
The components of intangible assets are summarized as follows:

	March 31, 2009				December 31, 2008
		Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
($ in thousands)	Life (in yrs)	Amount	Amortization	Amount	Amount	Amortization	Amount

Insurance licenses	—	$10,603	$—	$10,603	$6,503	$—	$6,503
Customer relationships	10-20	30,580	(3,648)	26,932	17,090	(3,129)	13,961
Trademarks	5	2,340	(51)	2,289	—	—	—

Total		$43,523	$(3,699)	$39,824	$23,593	$(3,129)	$20,464

During the three months ended March 31, 2009 and 2008, the Company recorded amortization expense, related to intangibles, of $0.6 million and $0.4 million, respectively. The estimated aggregate amortization expense for the remainder of the current year and each of the next five years is:

($ in thousands)

2009	$2,631
2010	3,591
2011	3,135
2012	2,769
2014	2,478
2013	1,832

Note 7—Investment in Unconsolidated Affiliate—CastlePoint
The Company acquired CastlePoint on February 5, 2009, at which time it became a wholly-owned subsidiary. The Company recorded the following adjustments to its equity investment in CastlePoint through the acquisition date:

($ in millions)

Carrying value of equity investment, January 1, 2009	$29.3
Equity in net loss of CastlePoint	(0.8)
Equity in net unrealized gain / (loss) of the CastlePoint investment portfolio	(0.8)
Dividends received from CastlePoint	(0.1)
Acquisition of CastlePoint by Tower on February 5, 2009	(27.6)

Carrying value of equity investment, March 31, 2009	$0.0

The Company has recorded $830,000 of CastlePoint dividends received or accrued since inception as a reduction to its investment in CastlePoint.
See Note 3—“Acquisitions” for a complete description of accounting for the acquisition of CastlePoint.
Affiliated Agreements with CastlePoint
The Company and/or its subsidiaries were parties to a master agreement, certain reinsurance agreements, and other agreements, including management agreements and service and expense sharing agreements, with CastlePoint. For more information regarding these agreements, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Master Agreement
The Master Agreement provided that CastlePoint will manage the traditional program business and the specialty program business and the Company will manage the brokerage business. The managers were required to purchase property and casualty excess of loss reinsurance and property catastrophe excess of loss reinsurance from third party reinsurers to protect the net exposure of the participants. The master agreement was rendered null and void at the closing of the merger. However, certain of the underlying agreements remain in effect and certain others have been replaced by new agreements effective in 2009, as more fully set forth below.
Reinsurance Agreements
The Company’s insurance subsidiaries were parties to three multi-year quota share reinsurance agreements with CPRe covering brokerage insurance business, traditional program business and specialty program business. These were terminated on December 31, 2008.
The following table provides an analysis of the reinsurance activity between the Company and CPRe for the period January 1, 2009 — February 5, 2009 and the three months ended March 31, 2008, respectively:

	Ceded	Ceded	Ceding	Ceding
	Premiums	Premiums	Commissions	Commission
($ in thousands)	Written	Earned	Revenue	Percentage

January 1 - February 5, 2009
Brokerage business	$(407)	$8,989	$3,232	36.0%
Traditional program business	109	490	155	31.6%
Specialty program business and insurance risk-sharing business	(805)	4,600	1,574	34.2%

Total	$(1,103)	$14,079	$4,961	35.2%

Three months ended March 31, 2008
Brokerage business	$45,544	$52,348	$16,407	36.0%
Traditional program business	2,524	1,178	819	32.5%
Specialty program business and insurance risk-sharing business	8,008	3,265	3,145	39.3%

Total	$56,076	$56,791	$20,371	36.3%

Ceded premiums earned and ceding commission revenue arising from reinsurance contracts with CPRe during the three months ended March 31, 2009 represent activity from January 1, 2009 to the acquisition closing date on February 5, 2009.
Quota share reinsurance agreements with CPRe and Swiss Re expired December 31, 2008 and were not renewed.
TICNY Service and Expense Sharing Agreements
Under the service and expense sharing agreements, CPM can purchase from TICNY, and TICNY can purchase from CPM, certain insurance company services, such as claims adjustment, policy administration, technology solutions, underwriting, and risk management services, at cost, and market these services to program underwriting agents on an unbundled basis. The reimbursements for these charges have been recorded as “Other administration revenue” in the Company’s insurance services segment. CPM shares with the Company 50% of the profits and losses generated from marketed services. The Company charged CastlePoint $0.2 million and $0.4 million for such services for the three months ended March 31, 2009 and 2008, respectively. These agreements continue in force and effect.
TRM Service and Expense Sharing Agreements
Effective May 2007, TRM entered into a service agreement with CPM pursuant to which TRM provides to CPM and CPM may provide to TRM insurance company services such as claims adjustment, policy administration, technologies solutions, underwriting and risk management services. Under this agreement TRM agreed to produce and manage, on behalf of CPM, CPIC’s share of the Company’s brokerage business. CastlePoint paid $0.7 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively, for claims adjustment services pursuant to this agreement.
Note 8—Other Assets

	(Unaudited)
	March 31,	December 31,
($ in thousands)	2009	2008

Assumed premiums receivable	$6,924	$1,837
Receivable — claims paid by agency	5,049	4,639
Federal and state taxes recoverable	243	—
Investment in statutory business trusts, equity method	7,058	3,036
Deferred merger and acquisition expenses	—	9,412
Prepaids, deposits and advances	6,060	4,006
Receivable from residual market plans	2,778	2,818
Commission receivable from issuing carriers	5,965	7,887
Other	5,323	1,532

Other assets	$39,400	$35,167

Note 9—Loss and Loss Adjustment Expenses
Incurred losses attributable to insured events of prior years decreased by $3.0 million for the first three months of 2009 of which $2.5 million was due to a decrease in required LAE reserves as a result of changing to a fixed fee billing for our in-house attorneys for claims handled and legal fee auditing of external attorneys’ bills for business written by CPIC and Hermitage. The decrease was also due to lower than expected net loss emergence for commercial multi-peril liability, other liability and homeowners’ lines which was partially offset by unfavorable development in workers’ compensation, commercial automobile, and property lines of business.
Additionally, net loss reserves include the fair value adjustment of $11.2 million and $5.4 million related to the acquisitions of both CastlePoint and Hermitage on February 5, 2009 and February 27, 2009, respectively.
The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE for the three months ended March 31, 2009:

($ in thousands)

Balance at January 1, 2009	$534,991
Less reinsurance recoverables	(222,229)

312,762
CastlePoint net reserves at date of acquisition	282,434
Hermitage net reserves at date of acquisition	87,567
Incurred related to:
Current year	93,239
Prior years	(2,982)

Total incurred	90,257
Paid related to:
Current year	11,830
Prior years	46,603

Total paid	58,433

Net balance at end of period	714,587
Add reinsurance recoverables	108,645

Balance at March 31, 2009	$823,232

Note 10—Accounts Payable, Accrued Liabilities and Other Liabilities

	(Unaudited)
	March 31,	December 31,
($ in thousands)	2009	2008

Accounts payable and accrued expenses	$28,214	$12,470
Funds held as agent	3,089	3,516
Deferred rent liability	6,918	7,014
Payable for securities	19,492	561
Federal income taxes payable	6,018	—
Other	13,608	7,001

Accounts payable, accrued expenses and other liabilities	$77,339	$30,562

Note 11—Debt
Subordinated Debentures
The Company, and its wholly-owned subsidiaries, has issued trust preferred securities through wholly-owned Delaware statutory business trusts. The trusts use the proceeds of the sale of the trust preferred securities and common securities that the Company acquired from the trusts to purchase a junior subordinated debenture from the Company with terms that match the terms of the trust preferred securities. Interest on the junior subordinated debentures and the trust preferred securities is payable quarterly. In some cases, the interest rate is fixed for an initial period of five years after issuance, and then floats with changes in the London Interbank Offered Rate (“LIBOR”)

and in other cases the interest rate floats with LIBOR without any initial fixed-rate period. The principal terms of the outstanding trust preferred securities relating to CastlePoint are summarized in the following table:

Principal
						Amount of	Amount of
						Investment in	Junior
						Common	Subordinated
						Securities of	Debenture
Issue Date	Amount	Issuer	Maturity Date	Early Redemption	Interest Rate	Trust	Issued to Trust

September 2007	$30.0 million	CastlePoint Bermuda Capital Trust I	September 2037	At our option at par on or after September 27, 2012	8.39% until September 27, 2012; three-month LIBOR plus 350 basis points thereafter	$0.9 million	$30.9 million

December 2006	$50.0 million	CastlePoint Management Statutory Trust II	December 2036	At our option at par on or after December 14, 2011	8.5551% until December 14, 2011; three-month LIBOR plus 330 basis points thereafter	$1.6 million	$51.6 million

December 2006	$50.0 million	CastlePoint Management Statutory Trust I	December 2036	At our option at par on or after December 1, 2011	8.66% until December 1, 2011; three-month LIBOR plus 350 basis points thereafter	$1.6 million	$51.6 million
Total interest expense incurred for all subordinated debentures, including amortization of deferred origination costs, was $3.8 million and $2.3 million, respectively, for the three months ended March 31, 2009 and 2008, respectively.
Aggregate scheduled maturities of the subordinated debentures at March 31, 2009 are:

($ in thousands)

2033	$20,620
2034	25,775
2035	13,403
2036	123,741
2037	51,519

$235,058

Note 12—Stockholders’ Equity
Authorized Shares of Common Stock
On January 28, 2009 an amendment to increase the number of authorized shares of common stock, par value $0.01 per share, from 40,000,000 shares to 100,000,000 shares was approved at a special meeting of stockholders. The amendment was filed with the Secretary of the State of Delaware on February 4, 2009.

Shares of Common Stock Issued
In connection with the acquisition of CastlePoint on February 5, 2009, the Company issued 16,878,410 shares to the shareholders of CastlePoint increasing the Company’s shares outstanding and increasing Common Stock by $169,000 and Paid-in Capital by $421.5 million.
Warrants
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

			Warrants	Treasury
Exercise Date	Exercised by	Exercise Type	Surrendered	Shares Issued

January 2, 2009	FBR employee	Cashless	5,000	3,211
March 2, 2009	FBR employee	Cashless	6,000	3,945
March 30, 2009	FBR employee	Cashless	6,000	3,823
As of March 31, 2009, there were 8,000 warrants outstanding that are included in the calculation of diluted EPS.
Dividends Declared
The Company declared dividends on common stock of $2.0 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively.
Note 13—Stock Based Compensation
Restricted Stock Awards
During the three months ended March 31, 2009 and 2008, restricted stock shares were granted to senior officers and key employees respectively as shown in the table below. Included in the restricted stock shares granted in 2009 were 83,228 restricted stock shares that were originally issued to employees or directors of CastlePoint and were converted into restricted shares of the Company’s common stock upon the acquisition of CastlePoint. The fair value of the awards for the three months ended March 31, 2009 and 2008 was $6.9 million and $3.3 million, respectively, on the date of grant. Compensation expense recognized for the three months ended March 31, 2009 and 2008 was $0.4 million and $0.3 million net of tax, respectively. The total intrinsic value of restricted stock vesting was $1.4 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively. The intrinsic value of the unvested restricted stock outstanding as of March 31, 2009 is $12.3 million.
Changes in restricted stock for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009		2008
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value

Outstanding, January 1	258,645	$24.97	195,468	$24.97
Granted	302,459	22.79	132,358	32.20
Vested	(60,091)	25.79	(26,418)	15.11
Forfeitures	(3,193)	—	(442)	22.59

Outstanding, March 31	497,820	$26.05	300,966	$24.97

Stock Options
The following table provides an analysis of stock option activity during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding, January 1	258,530	$5.57	281,896	$4.94
Granted at fair value	1,148,308	20.61	—	—
Exercised	(7,000)	2.78	(23,366)	2.78
Forfeitures and expirations	(122,892)	21.98	—	—

Outstanding, March 31	1,276,946	$17.51	258,530	$5.57

Exercisable, March 31	710,479	$15.34	233,296	$4.95

Included in options granted in 2009 were 1,148,308 stock options that were originally issued to employees or directors of CastlePoint on four grant dates and were converted into options to acquire shares of the Company’s common stock upon the acquisition of CastlePoint.
The fair value of the options granted to replace the CastlePoint 2006 options was estimated using the Black-Scholes pricing model as of February 5, 2009, the date of conversion from CastlePoint stock options to the Company’s stock options, with the following weighted average assumptions: risk free interest rate of 1.46%, dividend yield of 0.8%, volatility factors of the expected market price of the Company’s common stock of 45.3%, and a weighted-average expected life of the options of 3.3 years.
The fair value of the options granted to replace the CastlePoint 2007 options was estimated using the Black-Scholes pricing model as of February 5, 2009, the date of conversion from CastlePoint stock options to the Company’s stock options, with the following weighted average assumptions: risk free interest rate of 1.62%, dividend yield of 0.8%, volatility factors of the expected market price of the Company’s common stock of 43.8%, and a weighted-average expected life of the options of 4.3 years.
The fair value of the options granted to replace the CastlePoint 2008 options was estimated using the Black-Scholes pricing model as of February 5, 2009, the date of conversion from CastlePoint stock options to the Company’s stock options, with the following weighted average assumptions: risk free interest rate of 1.83%, dividend yield of 0.8%, volatility factors of the expected market price of the Company’s common stock of 44.0%, and a weighted-average expected life of the options of 5.3 years.
The fair value measurement objective of SFAS No, 123-R is achieved using the Black-Scholes model as the model (a) is applied in a manner consistent with the fair value measurement objective and other requirements of SFAS No. 123-R, (b) is based on established principles of financial economic theory and generally applied in that field and (c) reflects all substantive characteristics of the instruments.
Compensation expense (net of tax) related to stock options was $0.4 million and $12,000 for the three months ended March 31, 2009 and 2008, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008 was $0.2 million and $0.3 million, respectively. The intrinsic value of stock options outstanding as of March 31, 2009 is $9.1 million, of which $6.6 million is related to vested options.
The total remaining compensation cost related to non-vested stock options and restricted stock awards not yet recognized in the income statement was $12.5 million of which $2.2 million was for stock options and $10.3 million was for restricted stock as of March 31, 2009. The weighted average period over which this compensation cost is expected to be recognized is 6.4 years.
Note 14—Income Taxes
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

	March 31,	December 31,
($ in thousands)	2009	2008

Deferred tax asset:
Claims reserve discount	$26,217	$11,863
Unearned premium	31,798	12,837
Allowance for doubtful accounts	151	136
Equity compensation plans	4,438	273
Net unrealized depreciation of securities	18,634	18,919
Investment impairments	8,655	8,680
Net operating loss carryforwards	19,678	13,632
Capital loss carryforwards	—	2,848
Other	7,744	514

Total deferred tax assets	117,317	69,702
Deferred tax liability:
Deferred acquisition costs net of deferred ceding commission revenue	34,222	18,578
Depreciation and amortization	9,659	7,096
Warrant received from unconsolidated affiliate	—	1,612
Gain from issuance of common stock by unconsolidated affiliate	—	3,706
Equity income in unconsolidated affiliate	—	1,111
Salvage and subrogation	764	764
Accrual of bond discount	641	628
Other	913	—

Total deferred tax liabilities	46,199	33,495

Net deferred income tax asset	$71,118	$36,207

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
Preserver, which was acquired by the Company on April 10, 2007, and CastlePoint, which was acquired by the Company on February 5, 2009, have tax loss carryforwards and other tax assets that the Company believes will be used in the future, subject to change of ownership limitations pursuant to Section 382 of the Internal Revenue Code and to the ability of the combined post-merger company to generate sufficient taxable income to use the benefits before the expiration of the applicable carryforward periods.
Section 382 imposes limitations on a corporation’s ability to utilize its net operating loss carry forwards (NOL) if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. As a result of the acquisitions, Preserver and CastlePoint underwent ownership changes. Use of Preserver’s NOL of $38.2 million and CastlePoint’s NOL of $18.0 million are subject to an annual limitation under Section 382 determined by multiplying the purchase price of the stock of Preserver and CastlePoint by the applicable long-term tax free rate resulting in an annual limitation amount of approximately $2.8 million and $10.0 million. Any unused annual limitation may be carried over to later years. Preserver’s NOL balance has been adjusted to reflect the finalization of filing Preserver income tax returns with the IRS.
At March 31, 2009, the Company had $38.9 million of net operating loss carryforwards that will expire if unused in 2009-2027.
The Company made elections under Internal Revenue Code (IRC) § 338(g) for CPBH and CPRe, both of which are Bermuda entities. The effect of these elections is to treat CPBH and CPRe as new corporations, effective as of the day of the closing, with a fair market value basis in their assets for US tax purposes and a new taxable year beginning the day after the closing. The Company also made a “check-the-box” election to treat CPBH as a disregarded entity for US tax purposes. Furthermore, the Company made an IRC § 953(d) election with regards to CPRe for the taxable year beginning after the date of acquisition. The 953(d) election will cause CPRe to be treated as a domestic corporation for US income tax purposes.

The Company has also made elections under IRC §338(h)(10) with regards to its purchase of Hermitage. The effect of these elections is to treat Hermitage as a new corporation, effective as of the day of the closing, with a fair market value basis in their assets for US tax purposes and a new taxable year beginning the day after the closing.
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. At the adoption date and as of March 31, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were zero for the three months ended March 31, 2009 and March 31, 2008 in income tax expense.
Tax years 2004 through 2008 are subject to examination by the Internal Revenue Service, which is currently performing an audit of the 2006 tax year. There is currently a New York State Department of Taxation and Finance audit under way for the tax years of 2003 through 2004. The Company does not anticipate any material adjustments from these audits.
Note 15—Security Requirements
As required by the Company’s reinsurance agreements with its cedents, CPRe ad CPIC, where they are a non-admitted or non-accredited reinsurer, are required to collateralize amounts through a letter of credit, cash advance, funds held or a trust account. The amount of the letter of credit or trust is to be adjusted each calendar quarter, and the required amount is to be at least equal to the sum of the following contract amounts: (i) unearned premium reserve, (ii) paid loss and loss adjustment expense payable, (iii) loss and loss adjustment expenses reserves, (iv) loss incurred but not reported, (v) return and refund premiums, and (vi) less premium receivable. As of March 31, 2009, CPRe and CPIC maintained trusts and a letter of credit in the amount of $112.5 million and $1.2 million, respectively, at a Massachusetts trust company. Both CPRe and CPIC earn and collect the interest on the trust funds.
Note 16—Fair Value of Financial Instruments
Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. See Note 3—“Acquisitions” for further information about the fair value of assets and liabilities of CastlePoint and Hermitage acquired upon acquisition. The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:
Equity and fixed income investments: Fair value disclosures for investments are included in “Note 4—Investments.”
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
Note 17—Earnings per Share
Effective January 1, 2009, the Company adopted FSP EITF 03-6-1, which requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.
In accordance with the two-class method, the Company allocates its undistributed net earnings (net income less dividends declared during the period) to both its common stock and unvested share-based payment awards (“unvested restricted stock”). Because the common shareholders and share-based payment award holders share in dividends on a 1:1 basis, the earnings per share on undistributed earnings is equivalent. Undistributed earnings are allocated to all outstanding share-based payment awards, including those for which the requisite service period is not expected to be rendered.
All prior-period earnings per share data have been adjusted retrospectively to conform to the provisions of this FSP. As a result of the adoption of FSP EITF 03-6-1, weighted average common shares outstanding for the three months ended March 31, 2008 increased by 219,144 shares to 23,214,655 shares. Basic earnings per share for the three months ended March 31, 2008 decreased by $0.01 to $0.64 .
The following table shows the computation of the Company’s earnings per share pursuant to the two-class method:

	Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2009	2008

Numerator
Net income	$17,976	$14,853

Denominator
Weighted average common shares outstanding	33,766,141	23,214,655
Effect of dilutive securities:
Stock options	132,895	146,167
Restricted stock units	7,335	20,915
Warrants	11,733	25,179

Weighted average common and potential dilutive shares outstanding	33,918,103	23,406,916

Earnings per share — basic
Common stock:
Distributed earnings	$0.05	$0.05
Undistributed earnings	0.48	0.59

Total	0.53	0.64

Earnings per share — diluted	$0.53	$0.64

Note 18—Changes in Estimates
See Note 9—“Loss and Loss Adjustment Expenses,” for information on change in estimates.
There was no change in insurance subsidiaries’ estimated sliding scale commission revenue in the first quarter of 2009 compared to a decrease of $385,000 of ceding commission revenue in the first quarter of 2008. TRM’s changes in estimated sliding scale commissions was a decrease in direct commission revenue for prior years of $139,000 in the first quarter of 2009 compared to an increase of $702,000 in direct commission revenue in the first quarter of 2008.
Note 19—Segment Information
The Company has changed the presentation of its business results by allocating its previously reported insurance segment into brokerage insurance and specialty business, based on the way management organizes the segments for making operating decisions and assessing profitability. This change results in reporting three segments: brokerage (commercial and personal lines underwriting), specialty, which will include third party reinsurance assumed by CPRe, and insurance services (underwriting, claims and reinsurance services). The prior period segment disclosures have been restated to conform to the current presentation. The Company considers many factors in determining reportable segments including economic characteristics, production sources, products or services offered and the regulatory environment.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company evaluates segment performance based on segment profit, which excludes investment income, realized gains and losses, interest expense, income taxes and incidental corporate expenses. The Company does not allocate assets to segments because assets, which consist primarily of investments and fixed assets, other than intangibles and goodwill, are considered in total by management for decision-making purposes. Goodwill is allocated for purposes of impairment testing as more fully described in Note 6—“Goodwill and Intangible Assets.”
Business segments results are as follows:

	Three Months Ended
	March 31,
($ in thousands)	2009	2008

Brokerage Insurance Segment
Revenues
Net premiums earned	$127,311	$66,330
Ceding commission revenue	10,668	18,408
Policy billing fees	532	502

Total revenues	138,511	85,240

Expenses
Net loss and loss adjustment expenses	65,908	36,062
Underwriting expenses	53,292	39,269

Total expenses	119,200	75,331

Underwriting profit	$19,311	$9,909

Specialty Business Segment
Revenues
Net premiums earned	$40,779	$2,100
Ceding commission revenue	2,910	2,246

Total revenues	43,689	4,346

Expenses
Net loss and loss adjustment expenses	24,349	1,235
Underwriting expenses	16,322	2,717

Total expenses	40,671	3,952

Underwriting profit	$3,018	$394

Insurance Services Segment
Revenues
Direct commission revenue from managing general agency	$3,107	$8,164
Claims administration revenue	846	957
Other administration revenue	195	372
Reinsurance intermediary fees	94	168
Policy billing fees	19	76

Total revenues	4,261	9,737

Expenses
Direct commission expense paid to producers	1,491	3,370
Other insurance services expenses:
Underwriting expenses reimbursed to TICNY	859	1,574
Claims expense reimbursement to TICNY	846	957

Total expenses	3,196	5,901

Insurance services pretax income	$1,065	$3,836

The following table reconciles revenue by segment to consolidated revenue:

	Three Months Ended
	March 31,
($ in thousands)	2009	2008

Brokerage insurance segment	$138,511	$85,240
Specialty business segment	43,689	4,346
Reinsurance segment
Insurance services segment	4,261	9,736

Total segment revenues	186,461	99,322
Net investment income	14,533	9,796
Net realized gains (losses) on investments, including other-than-temporary impairments	(672)	1,374

Consolidated revenues	$200,322	$110,492

The following table reconciles the results of the Company’s individual segments to consolidated income before taxes:

	Three Months Ended
	March 31,
($ in thousands)	2009	2008

Brokerage insurance segment underwriting profit	$19,311	$9,909
Specialty business segment underwriting profit	3,018	394
Insurance services segment pretax income	1,065	3,834
Net investment income	14,533	9,796
Net realized gains (losses) on investments, including impairment losses	(672)	1,374
Corporate expenses	(1,341)	(386)
Interest expense	(3,783)	(2,322)
Other income (loss) *	(4,737)	760

Income before taxes	$27,394	$23,359

*	See Note 3—“Acquisitions” and Note 7—“Investment in Unconsolidated Affiliate—CastlePoint”
Note 20—Subsequent Events
Dividends
The Company’s Board of Directors approved a quarterly dividend on April 23, 2009 of $0.07 per share payable June 26, 2009 to stockholders of record as of June 15, 2009.

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
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	developments that may delay or limit our ability to enter new markets as quickly as we anticipate;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	the effects of acts of terrorism or war;

•	developments in the world’s financial and capital markets that adversely affect the performance of our investments;

•	changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	changes in acceptance of our products and services, including new products and services;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	changes in the percentage of our premiums written that we cede to reinsurers;

•	decreased demand for our insurance or reinsurance products;

•	loss of the services of any of our executive officers or other key personnel;

•	the effects of mergers, acquisitions and divestitures;

•	changes in rating agency policies or practices;

•	changes in legal theories of liability under our insurance policies;

•	changes in accounting policies or practices;

•	changes in general economic conditions, including inflation, interest rates and other factors;

•	disruptions in Tower’s business arising from the integration of CastlePoint and Hermitage into Tower;

•	increases in Tower’s exposure to risk of loss arising from the CastlePoint merger or the Hermitage acquisition;

•	the possibility that Tower will incur significant charges on writing down the goodwill and intangibles established in connection with the CastlePoint merger and the Hermitage acquisition if CastlePoint’s or Hermitage’s businesses do not perform well or Tower does not integrate CastlePoint’s and Hermitage’s businesses successfully; and

•	the absence at Hermitage of internal controls over financial reporting that meet the standard required of a publicly traded company.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Critical Accounting Policies
See Note 2—“Accounting Policies and Basis of Presentation” for information related to updated critical accounting policies.
Consolidated Results of Operations
During this quarter we closed on the previously announced acquisitions of CastlePoint and Hermitage on February 5, 2009 and February 27, 2009, respectively. Accordingly, our consolidated revenues and expenses reflect significant changes as a result of these acquisitions particularly through the expansion of our distribution platform which now includes all of the specialty business produced through program underwriting agents and small insurance companies through CastlePoint, as reported in our Specialty Business segment, and excess and surplus lines distribution through Hermitage as reported in our Brokerage Insurance segment.
Accordingly, we have changed the presentation of our business results by allocating our previously reported insurance segment between brokerage insurance and specialty business based on the way management organizes the segments for making operating decisions and assessing profitability. This resulted in reporting three segments: brokerage insurance, specialty business and insurance services. The prior period segment disclosures have been restated to conform to the current presentation. Because we do not manage our assets by segments, our investment income is not allocated among our segments. Operating expenses incurred by each segment are recorded in such segment directly. General corporate overhead not incurred by an individual segment is allocated based upon the methodology deemed to be most appropriate, which may include employee head count, policy count and premiums written in each segment.
Our results of operations are discussed below in two parts. The first part discusses the consolidated results of operations. The second part discusses the results of each of our three segments. The comparison between quarters is affected by the acquisition of CastlePoint on February 5, 2009 and Hermitage on February 27, 2009.

	Three Months Ended
	March 31,
($ in millions)	2009	2008	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$216.1	$135.1	$80.9	59.9%
Less: Ceded premiums earned	(48.0)	(66.7)	18.7	(28.1%)

Net premiums earned	168.1	68.4	99.7	145.6%
Total commission and fee income	18.4	30.9	(12.5)	(40.5%)
Net investment income	14.5	9.8	4.7	48.4%
Net realized investment (losses) gains	(0.7)	1.4	(2.0)	(148.9%)

Total	200.3	110.5	89.8	81.3%

Expenses
Net loss and loss adjustment expenses	90.3	37.3	53.0	142.0%
Operating expenses	74.2	48.3	25.9	53.6%
Interest expense	3.8	2.3	1.5	62.9%

Total expenses	168.2	87.9	80.3	91.4%

Equity in income (loss) of unconsolidated affiliate	(0.8)	0.8	(1.5)	(202.2%)
Acquisition-related transaction costs	(11.3)	—	(11.3)
Gain on investment in acquired unconsolidated affiliate	7.4	—	7.4

Income before taxes	27.4	23.4	4.0	17.3%
Federal and state income taxes	9.4	8.5	0.9	10.7%

Net Income	$18.0	$14.9	$3.1	21.0%

Key Measures
Gross premiums written and produced:
Written by Brokerage and Specialy Insurance Segments	$199.9	$135.1	$64.8	48.0%
Produced by Insurance Services Segment	10.7	23.3	(12.6)	(53.9%)
Assumed premiums	0.6	(1.0)	1.7	(161.0%)

Total	$211.2	$157.4	$53.9	34.3%

Percent of total revenues:
Net premiums earned	83.9%	61.9%
Commission and fee income	9.2%	28.0%
Net investment income	7.3%	8.9%
Net realized investment gains (losses)	(0.3%)	1.2%
Return on average equity (1)	17.3%	19.1%

(1)	Net realized investment losses and acquisition-related transaction costs, net of tax for the three months ended March 31, 2009 reduced return on average equity by 10.0% and net realized investment gains for the three months ended March 31, 2008 increased return on average equity by 1.0%.
Consolidated Results of Operations Three Months Ended March 31, 2009 and 2008
Total revenues. During this quarter we closed on the previously announced acquisitions of CastlePoint and Hermitage on February 5, 2009 and February 27, 2009, respectively. Accordingly, our consolidated revenues and expenses reflect significant changes as a result of these acquisitions. Total revenues increased due to significant increases in net premiums earned and net investment income. However, commission and fee income declined. Net premiums earned, as a percent of total revenues, increased due to organic growth in Tower’s gross premiums, discussed more fully in the “Brokerage Insurance Segment Results of Operations” and “Specialty Business Segment Results of Operations” sections below. Net premiums earned also increased due to the inclusion, in the consolidated entity from February 5, 2009, of brokerage business premiums managed by Tower but previously ceded to or placed with a CastlePoint company and certain Specialty Business premiums on Tower’s paper previously ceded to CastlePoint. Also, in order to effectively utilize the additional capital obtained through the acquisition of CastlePoint, we did not cede any premiums externally on a quota share basis during this quarter, thereby also increasing net premiums earned.
Although net investment income, excluding realized capital losses or gains, increased in the first quarter of 2009 compared to the first quarter of 2008, primarily as a result of the acquisitions, such income represented 7.3% of total revenues for the three months ended March 31, 2009, as compared to 8.9% for the same period last year as net premiums earned was a more significant contributor to total consolidated revenues in 2009.
Total commission and fee income for the three months ended March 31, 2009 was 9.2% of total revenues as compared to 28.0% in the same period in 2008. This decline was due primarily to a reduction in ceding commission revenue, as we did not cede any brokerage insurance business on a quota share basis in 2009. In addition, we recorded a reduction in fee income from premium placement by TRM, our managing general agency, which placed business with and on behalf of CPIC in 2008 and thereby generated fee income for the entire first quarter of 2008, whereas fee income on such placed business in the first quarter of 2009 was earned only from January 1, 2009 to the closing date on February 5, 2009. The placement of business with CPIC ceased on February 5, 2009 and the earned premiums on such business, since that date, are included in consolidated gross and net premiums earned.
Premiums earned. As discussed above, the increase in gross and net premiums earned was primarily due to the CastlePoint and Hermitage acquisitions. Gross and net premiums earned by CastlePoint since the acquisition date was $51.6 million and $37.6 million, respectively. Gross and net premiums earned by Hermitage since the acquisition date was $8.2 million and $7.9 million, respectively. The decrease in ceded premiums earned resulted from our decision to not cede any brokerage premiums on a quota share basis in 2009 as compared to ceded premiums in 2008 to CastlePoint of $56.8 million under quota share agreements.
Commission and fee income. Commission and fee income decreased primarily due to our decision to not cede brokerage premiums in 2009 as discussed above. Ceding commission revenue in 2009 represents commissions on ceded premiums earned from quota share reinsurance contracts written in 2008 and continuing to earn in 2009. With respect to placed business, TRM produced $10.7 million and $21.8 million, respectively in premiums on behalf of CPIC and earned $3.4 million and $7.1 million in fee income during the three months ended March 31, 2009 and 2008, respectively. Commission and fee income includes other administration revenue of $0.2 million and $0.4 million from services provided to and reimbursed by CastlePoint for the three months ended March 31, 2009 and 2008, respectively. The change in the estimated sliding scale commission rate for commissions earned in prior periods in both the brokerage insurance segment and the insurance services segment resulted in a net decline of $0.1 million for the three months ended March 31, 2009, compared to an increase of $0.3 million for the same period last year.
Net investment income and net realized gains (losses). The increase in net investment income resulted from an increase in cash and invested assets to approximately $1.5 billion as of March 31, 2009 compared to $633.8 million as of March 31, 2008. The increase in cash and invested assets resulted primarily from the acquisitions of CastlePoint and Hermitage and from cash provided from operations of $54.3 million less $130.1 million of CastlePoint’s cash used to acquire Hermitage. We have $305 million in cash and cash equivalents, which is three times the level of a year ago. In the first quarter, net investment income increased by 48.4% to $14.5 million as compared to $9.8 million for the same period last year. The tax equivalent investment yield, including cash, in the first quarter was 5.5%, compared with 5.3% at March 31, 2008. The higher yield is due to the acquisition of CastlePoint whose investments had a market yield, excluding cash and cash equivalents, on the date of acquisition of 7.0%. CastlePoint’s market yield becomes Tower’s book yield due to purchase accounting rules. The higher book yield was partially offset by large cash holdings at March 31 yielding less than 1%. Overall, we have directed our portfolio managers to invest conservatively with a focus on high quality municipal securities as our allocation dropped below our target as a result of the CastlePoint and Hermitage transactions. Our investment focus is in the new issue market where supply has generally been limited and oversubscribed, which has resulted in a slower cash deployment.

Net realized investment losses were $0.7 million during the three months ended March 31, 2009 compared to investment gains of $1.4 million in the same period last year. Included in the 2009 realized investment loss are approximately $2.5 million of net realized capital gains and $3.2 million of OTTI losses related primarily to structured securities rated below AA. The gains in 2009 resulted primarily from opportunistic sales of CMBS securities where yield spreads narrowed during the quarter, and sales of preferred stocks, primarily in the banking sector, to reduce our overall exposure in this sector. OTTI losses in the three months ended March 31, 2008 were $2.4 million, relating primarily to equity REITs subsequently sold in the second quarter of 2008. OTTI losses in 2009 consisted of $3.2 million of projected credit losses and $5.4 million of projected non-credit losses which, were classified in accumulated other comprehensive net loss as a result of our election to adopt the provisions of FSP FAS 115 -2 and FAS 124-2.
Losses and loss adjustment expenses. Gross loss and loss adjustment expenses and the gross loss ratio for the three months ended March 31, 2009 were $129.4 million and 59.9%, respectively, compared to $67.1 million and 49.7% respectively, in the same period in 2009. Net loss and loss adjustment expenses and the net loss ratio for the three months ended March 31, 2009 were $90.3 million and 53.7%, respectively, compared to $37.3 million and 54.5%, respectively, in the same period in 2008. See “Brokerage Insurance Segment Results of Operations” for an explanation of this change.
Operating expenses. Operating expenses for the three months ended March 31, 2009, increased from the comparable period in 2008 primarily as a result of an increase in underwriting expenses resulting from (i) the growth in premiums earned, primarily relating to the CastlePoint and Hermitage acquisitions completed in the first quarter of 2009, (ii) additional staffing also resulting from the acquisitions and (iii) additional depreciation costs related to our increased investment in technology. The gross and net expense ratio for our Insurance Subsidiaries was 32.0% and 33.0% for the three months ended March 31, 2009, compared to 30.7% and 30.4% for the three months ended March 31, 2008.
Other income (loss). Other losses for the three months ended March 31, 2009 increased compared to the comparable period in 2009 as a result of writing off acquisition related transaction costs of $11.4 million following the new business combinations requirements, offset by a gain of $7.4 million on the revaluation of the shares owned in CastlePoint at the time of its acquisition.
Interest expense. Interest expense increased by $1.5 million or 62.9% of which $1.8 million was incurred on CastlePoint’s subordinated debentures, offset by lower interest expense from a decrease in interest rates on the floating rate portions of our subordinated debentures and as a result of crediting less interest to reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables due to the run-off of these obligations.
Income tax expense. Income tax expense increased as a result of an increase in income before income taxes. The effective income tax rate (including state and local taxes) was 34.4% for the three months ending March 31, 2009 compared to 36.4% for the same period in 2008. The decrease in the effective tax rate was primarily related to an increase in our tax exempt municipal investments, and, to a lesser extent, lower state and local income taxes which resulted from the decline in pre-tax earnings in the insurance services segment. At the acquisition dates, CastlePoint had no holdings in municipal fixed income securities, as CastlePoint was not a US taxpayer and did not benefit from the tax advantaged investments prior to acquisition. The reduction in the effective tax rate was partially offset by the limited amount of tax deductible transaction costs related to the CastlePoint acquisition.
Net income and return on average equity. Net income and annualized return on average equity were $18.0 million and 17.3%, respectively, for the three months ended March 31, 2009 compared to $14.9 million and 19.1%, respectively, for the same period in 2008. For the first quarter of 2009, the return was calculated by dividing annualized net income of $71.9 million by an average common stockholders’ equity of $415.3 million. For the first quarter of 2008, the return was calculated by dividing annualized net income of $59.4 million by an average common stockholders’ equity of $311.7 million. Net income in the quarter ended March 31, 2009 was negatively impacted by $9.9 million, net of tax, of transaction related expenses pertaining to the CastlePoint acquisition.

Brokerage Insurance Segment Results of Operations

	Three Months Ended
	March 31,
($ in millions)	2009	2008	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$162.5	$126.2	$36.2	28.7%
Less: ceded premiums earned	(35.2)	(59.9)	24.7	41.3%

Net premiums earned	127.3	66.3	61.0	91.9%
Ceding commission revenue	10.7	18.4	(7.7)	(42.0%)
Policy billing fees	0.5	0.5	0.0	6.0%

Total	138.5	85.2	53.3	62.5%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	98.2	61.9	36.3	58.6%
Less:ceded loss and loss adjustment expenses	(32.3)	(25.9)	(6.4)	24.8%

Net loss and loss adjustment expenses	65.9	36.1	29.8	82.8%
Underwriting expenses
Direct commission expense	31.2	20.9	10.3	49.4%
Other underwriting expenses	22.1	18.4	3.7	20.1%

Total underwriting expenses	53.3	39.3	14.0	35.7%

Underwriting profit	$19.3	$9.9	$9.4	94.9%

Key Measures
Premiums written
Gross premiums written	$153.2	$114.9	$38.3	33.4%
Less: ceded premiums written	(11.3)	(51.7)	40.4	78.2%

Net premiums written	$141.9	$63.2	$78.7	124.6%

Ceded premiums as a percent of gross premiums
Written	7.4%	45.0%
Earned	21.6%	47.5%
Loss Ratios
Gross	60.4%	49.1%
Net	51.8%	54.4%
Accident Year Loss Ratios
Gross	54.3%	50.2%
Net	54.1%	54.4%
Underwriting Expense Ratios
Gross	32.5%	30.7%
Net	33.1%	30.7%
Combined Ratios
Gross	92.9%	79.8%
Net	84.8%	85.1%

Brokerage Insurance Segment Results of Operations for Three Months Ended March 31, 2009 and 2008
Gross premiums. The increase in brokerage business premium written resulted primarily from the acquisitions of CastlePoint and Hermitage on February 5, 2009 and February 27, 2009, respectively, which added $29.0 million and $36.6 million in gross premiums written and earned, respectively, for the three months ended March 31, 2009. Although CastlePoint primarily writes specialty business, a portion of Tower’s brokerage business was produced by TRM on behalf of CastlePoint in 2008. Premium growth for our brokerage business in the first quarter of 2009 included business written by CastlePoint, was $18.4 million or 13.4% in comparison to the comparable quarter in 2008. Although we are seeing slower growth from wholesale and general agents in the New York metropolitan area, such slower growth has been offset by continuing our national wholesale expansion through wholesale and general agents elsewhere in the Northeast and other areas. We are writing excess and surplus lines business in Florida and Texas, and writing on an admitted basis in California. New business written in California, Texas and Florida increased to $18.7 million for the three months ending March 31, 2009 compared to $6.7 million for the same period last year. Our brokerage business written outside the state of New York totaled $64.7 million and as a percentage of our total gross premiums increased to 36.0% at March 31, 2009 from 28.7% at March 31, 2008.
Excluding Hermitage, policies in force for our brokerage insurance segment increased by 19.0% as of March 31, 2009 compared to March 31, 2008. For the first quarter of 2009, premiums on renewed business increased 2.5% in personal lines and decreased 0.8% in commercial lines, resulting in an overall increase of 0.3%. The retention rate on brokerage business was 90% for personal lines and 82% for commercial lines, resulting in a retention rate of 87% for all lines for the first quarter of 2009.
Ceded premiums. The reduction in ceded premiums written resulted from our decision to retain more of our business following the increase in our capital from the CastlePoint acquisition. Therefore, we did not renew the quota share reinsurance agreement with CastlePoint for the period from January 1, 2009 to the closing date on February 5, 2009, nor did we renew the quota share contract with Swiss Re in the first quarter of 2009. During the first quarter of 2008, we ceded 40% of our brokerage business to CPRe amounting to $52.3 million. We did not cede any business to Swiss Re until the second quarter of 2008.
Overall, our catastrophe ceded premiums were $5.5 million for the first three months of 2009 as compared to $3.1 million for the same period last year. As part of the brokerage business quota share agreement, CastlePoint reimbursed us $1.3 million, which represented a 30% share of our catastrophe reinsurance costs in the first quarter of 2008.
Ceded premiums earned decreased 41.3% to $35.2 million for the first three months of 2009 as compared to $59.9 million for the same period last year. This decrease was primarily due to our decision to retain more of our business as mentioned above. The ceded premiums earned in the first quarter of 2009 resulted primarily from the premiums ceded under the 2008 quota share agreement with Swiss Re.
Net premiums. Because of the acquisitions of CastlePoint and Hermitage and our decision to retain more of our business, net premiums written during the first three months of 2009 increased 124.6% over the comparable 2008 period. While gross premiums written increased by 33.4% in the first quarter of 2009 compared to the same period in 2008, net premiums written increased significantly more in percentage terms because of the significant reduction in ceded premiums written for the first quarter of 2009 compared to the same period in 2008. Net premiums earned increased by 91.9% to $127.3 million in the first quarter of 2009 compared to $66.3 million for the same period last year due to the aforementioned increase in gross premiums earned and the decrease in ceded premiums earned.
Ceding commission revenue. Ceding commission revenue decreased by 42.0% to $10.7 million for the first three months of 2009 compared to $18.4 million for the same period last year. The decrease was due to the decrease in ceded premiums earned.
Loss and loss adjustment expenses and loss ratio. Gross loss and loss adjustment expenses and the gross loss ratio for the three months ended March 31, 2009 were $98.2 million and 60.4%, respectively, compared to $61.9 million and 49.1%, respectively, for the same period in 2008. Net loss and loss adjustment expenses and the net loss ratio for the three months ended March 31, 2009 were $65.9 million and 51.8%, respectively, compared to $36.1 million and 54.4%, respectively, for the same period in 2008.
The increase in the gross loss ratio in the first quarter of 2009 compared to the same period in 2008 was primarily due to four large commercial property losses that increased the first quarter 2009 gross loss ratio by approximately 9.7 percentage points. The decrease in the net loss ratio in the first quarter of 2009 compared to the same period in 2008 was primarily due to the decrease in required LAE reserves as a result of changing to fixed fee billing for our in-house attorneys for claims handled and of legal fee auditing of external attorneys’ bills for business written by CPIC and Hermitage. The decrease in the net loss ratio was also due to lower than expected net loss emergence for all lines of business for accident years 2007 and prior. During the first quarter of 2009, prior years’ loss reserves developed favorably by $3.0 million, of which $2.5 million resulted from the revised estimates of required ALAE reserves as mentioned above. The decrease in the net loss ratio was also affected by the decrease in catastrophe reinsurance premiums ceded. We ceded catastrophe reinsurance premiums equal to 3.2% of net premiums earned during the three months ended March 31, 2009 compared to 4.4% during the same period of 2008.
Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commission expenses and other underwriting expenses, were $53.3 million for the first three months of 2009 as compared with $39.3 million for the same period last year. The increase in underwriting expenses is due to the increase in gross premiums earned, which was primarily due to the CastlePoint and Hermitage acquisitions completed during the first quarter of 2009. Our gross expense ratio was 32.5% for the first three months of 2009 as compared with 30.7% for the same period last year.
The commission portion of the gross expense ratio, which expresses direct commission expense paid to our producers as a percentage of gross premiums earned, was 19.2% for the first three months of 2009, compared to 16.5% for the same period last year. The increase in commission rate resulted from the acquisition of CastlePoint. CastlePoint’s brokerage business historically had higher commission rates as compared to Tower and includes amortization expense for the value of the business acquired.
The underwriting expense portion of the gross expense ratio was 13.3% for the first three months of 2009 as compared to 14.1% for the same period last year. The decrease in this ratio resulted from increased economies of scale and greater operating efficiencies through the use of technology and cost savings arising from our integration of CastlePoint.
The net underwriting expense ratio, which reflects the benefits of ceding commission revenue that lowers the gross expense ratio, was 33.1% for the first three months of 2009 as compared to 30.7% for the same period last year. The increase in the net expense ratio resulted from a decrease in the ceding commission rate during the first quarter of 2009 as a larger percentage of our ceded premiums earned were on excess and catastrophe reinsurance agreements which do not generate any ceding commission revenue.
Underwriting profit and combined ratio. The underwriting profit, which reflects our underwriting results on a net basis after the effects of reinsurance, was $19.3 million in the first quarter of 2009 compared to $9.9 million for the same period last year. The gross combined ratio was 92.9% for the first three months of 2009 as compared with 79.8% for the same period last year. The higher gross combined ratio in the first quarter of 2009 resulted primarily from a higher gross loss ratio in the first quarter of 2009 compared to 2008. The net combined ratio was 84.8% for the first quarter of 2009 as compared to 85.1% for the same period last year. The decrease in the net combined ratio resulted from a decrease in the net loss ratio partially offset by an increase in the net underwriting expense ratio.

Specialty Business Segment Results of Operations

	Three Months Ended
	March 31,
($ in millions)	2009	2008	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$53.6	$8.9	$44.7	NM
Less: ceded premiums earned	(12.8)	(6.8)	(6.0)	88.5%

Net premiums earned	40.8	2.1	38.7	NM
Ceding commission revenue	2.9	2.2	0.7	29.6%

Total	43.7	4.3	39.3	NM

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	31.3	5.2	26.1	NM
Less: ceded loss and loss adjustment expenses	(6.9)	(4.0)	(2.9)	74.0%

Net loss and loss adjustment expenses	24.3	1.2	23.1	NM
Underwriting expenses
Direct commission expense	13.8	2.4	11.4	484.5%
Other underwriting expenses	2.5	0.4	2.2	NM

Total underwriting expenses	16.3	2.7	13.6	NM

Underwriting profit	$3.0	$0.4	$2.6	NM

Key Measures
Premiums written
Gross premiums written	$46.7	$20.2	$26.5	130.9%
Less: ceded premiums written	(2.4)	(15.1)	12.7	84.1%

Net premiums written	$44.3	$5.2	$39.2	NM

NM is shown where percentage change exceeds 500%

Ceded premiums as a percent of gross premiums
Written	5.1%	74.5%
Earned	23.9%	76.4%
Loss Ratios
Gross	58.3%	58.6%
Net	59.7%	58.8%
Accident Year Loss Ratios
Gross	58.3%	58.6%
Net	59.7%	58.8%
Underwriting Expense Ratios
Gross	30.5%	30.6%
Net	32.9%	22.4%
Combined Ratios
Gross	88.8%	89.1%
Net	92.6%	81.2%

Specialty Business Segment Results of Operations for Three Months Ended March 31, 2009 and 2008
Gross premiums. Total specialty business gross premiums written for the three months ended March 31, 2009 consisted of program business written in Tower insurance subsidiaries, program business written in CPIC and reinsurance business written in CPRe, as compared to the three months ended March 31, 2008 for which the total specialty business gross premiums written consisted of program business written in Tower insurance subsidiaries only. Gross premiums earned increased by more than fivefold to $53.6 million for the three months ended March 31, 2009 compared to $8.9 million for the same period in 2008.
The increase in specialty business premium written resulted primarily from the acquisition of CastlePoint which added $21.5 million of gross premiums written. Tower insurance subsidiaries increased their program gross premiums written by $5.0 million to $25.2 million for the first three months of 2009 compared to the same period in 2008, primarily as a result of an increase in premiums from programs which began in early 2008 and were in place for the entire first quarter of 2009. A new commercial auto program contributed $4.5 million of the $10.6 million of CPIC program gross premiums written in the first quarter of 2009. CPRe’s reinsurance gross written premium for the first quarter of 2009 was $11.0 million which was substantially all quota share reinsurance. A new quota share client writing California risks only was added in February. This accounted for over $1.4 million of gross written premium.
Ceded premiums. The reduction in ceded premiums written was primarily the result of Tower, in January 2009, not ceding program business to CastlePoint Re on new and renewal policies. After the completion of the CastlePoint merger on February 5, 2009, ceded premium transactions to CastlePoint Re were eliminated in consolidation. On certain specific programs we cede reinsurance on a quota share or excess of loss basis to reduce our risk, including quota share reinsurance to insurance companies affiliated with the program underwriting agency handling such program business, which we term “risk sharing.” Despite the reduced ceded premiums written, ceded premiums earned increased 88.5% to $12.8 million for the first three months of 2009 as compared to $6.8 million for the same period last year primarily due to the fact that in 2008 our risk sharing program was just beginning and had little ceded earned premiums. During the first quarter of 2008, we ceded 50% and 85% of our traditional and specialty program business to CPRe, totaling $1.2 million and $3.3 million of ceded premiums earned, respectively.
Ceding commission revenue. The increase in ceding commission revenue resulted primarily from the increase in ceded premiums as discussed above although the ceding commission ratio decreased. The decrease in ceding commission ratio resulted primarily from business that was ceded to CPRe in 2008 and eliminated in consolidation in 2009 after completion of the acquisition on February 5, 2009.
Loss and loss adjustment expenses. During the first quarter of 2009, there was no change in prior years’ estimates of gross and net reserves. During the first quarter of 2009, the net loss ratio on assumed reinsurance business was 60.5% and on programs was 59.2%. In the first quarter of 2008, we did not write assumed reinsurance business. The net loss ratio on programs was 58.8% for the first three months of 2008.
Underwriting expenses and underwriting expense ratio. Underwriting expenses include direct commissions and other underwriting expenses. Our gross expense ratio for the first three months of 2009 was 30.5% as compared to 30.6% for the comparable period in the prior year.
The commission portion of the gross expense ratio, which expresses direct commission expense as a percentage of gross premiums earned, was 25.7% for the first three months of 2009, compared to 26.5% for the same period last year.
The other underwriting expenses portion of the gross expense ratio was 4.7% for the first three months of 2009 compared to 4.0% for the same period last year. The increase resulted from CPIC and CPRe having a slightly higher expense ratio than Tower, offset by lower boards, bureaus and tax expense since CPRe does not pay these taxes.
The net underwriting expense ratio, which reflects the benefits of ceding commission revenue that generally lowers the net expense ratio, was 32.9% for the first three months of 2009 as compared to 22.4% for the same period last year. The net underwriting expense ratio was slightly higher than the gross ratio in 2009 because ceded earned premium increased in greater proportion than the ceding commission revenue as described above. The increase in the net expense ratio resulted from the ceding commission revenue having a smaller impact on the expense ratio for the three months ended March 31, 2009 compared to the same period in 2008.
Underwriting profit and combined ratio. The underwriting profit reflects our underwriting results on a net basis after the effects of reinsurance. The lower gross combined ratio for the first three months ended March 31, 2009 compared to the same period in 2008 resulted from a decrease in the underwriting expense ratio offset by a slight increase in the gross loss ratio. The increase in the net combined ratio for the three months ended March 31, 2009 compared to the same period in 2008 resulted from both a higher underwriting expense ratio and net loss ratio compared to the same period in 2008.

Insurance Services Segment Results of Operations

	Three Months Ended
	March 31,
($ in millions)	2009	2008	Change	Percent

Revenue
Direct commission revenue from managing general agency	$3.1	$8.2	$(5.1)	(61.9%)
Claims administration revenue	0.8	1.0	(0.1)	(11.6%)
Other administration revenue	0.2	0.4	(0.2)	(47.4%)
Reinsurance intermediary fees	0.1	0.2	(0.1)	(44.0%)
Policy billing fees	0.0	0.1	(0.1)	(75.5%)

Total	4.3	9.7	(5.5)	(56.2%)

Expenses
Direct commission expense paid to producers	1.5	3.4	(1.9)	(55.8%)
Other insurance services expenses	0.9	1.6	(0.7)	(45.4%)
Claims expense reimbursement to TICNY	0.8	1.0	(0.1)	(11.6%)

Total	3.2	5.9	(2.7)	(45.9%)

Insurance services pre-tax income (loss)	$1.1	$3.8	$(2.8)	(72.2%)

Premiums produced by TRM on behalf of issuing companies	$10.7	23.3	$(12.6)	(53.9%)

Total revenues. The decrease in total revenues for the three months ended March 31, 2009 compared to the same period in the prior year resulted from a reduction in business produced on behalf of CPIC to $10.7 million for the three months ending March, 31, 2009 compared to $21.8 million for the same period last year. As a result of the decrease in premiums produced, revenues declined to $4.3 million from $9.7 million for the three months ended March 31, 2009 and 2008, respectively. Direct commission revenue decreased to $3.1 million for the three months ended March 31, 2009 compared to $8.2 million for the same period in 2008. The decline resulted from a decrease in business produced by TRM on behalf of CPIC. Subsequent to the completion of the CastlePoint acquisition on February 5, 2009, TRM ceased producing business on behalf of CPIC. In addition, there was a decrease in direct commission revenue of $0.2 million for the first three months of 2009 as a result of unfavorable loss development on the business produced in prior years, as compared to an increase of $0.7 million for the same period last year as a result of favorable loss development.
Direct commission expense. The decrease in direct commission expenses was a result of the decrease in business produced by TRM on behalf of CPIC. The direct commission expense ratio was 13.9 % for the first three months of 2009 compared to 14.5% for the same period last year. The CPIC book of business is produced through the same agents who produce business written through our brokerage insurance segment and TRM’s commission rates are similar to the commission rates in the insurance segment for similar lines of business.
Other insurance services expenses. The amount of reimbursement for underwriting expenses by TRM to TICNY for the three months ended March 31, 2009 was $0.9 million as compared to $1.6 million for the same period in 2008. The decrease in other insurance expenses resulted from the decline in premium produced.
Claims expense reimbursement. The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY in the first quarter of 2009 was $0.8 million as compared to $1.0 million in the first quarter of 2008. The claims expense reimbursement was relatively flat in comparison to last year.
Pre-tax income. Pre-tax income decreased to $1.1 million in the first quarter of 2009 as compared to $3.8 million in the same period in 2008. The decrease was primarily due to the decrease in premiums produced.

Investments
Portfolio Summary
The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of March 31, 2009 and December 31, 2008:

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
($ in thousands)	Cost	Gains	Months	Months	Value	Value

March 31, 2009
U.S. Treasury securities	$28,320	$450	$—	$—	$28,770	2.4%
U.S. Agency securities	23,619	296	(3)	(35)	23,878	2.0%
Municipal bonds	306,281	6,021	(880)	(907)	310,515	26.4%
Corporate and other bonds	346,442	2,144	(13,678)	(16,527)	318,381	27.1%
Commercial, residential and asset-backed securities	508,967	12,127	(10,062)	(29,528)	481,504	41.0%

Total fixed maturity securities	1,213,629	21,038	(24,623)	(46,997)	1,163,048	99.0%
Equity securities	14,897	47	(587)	(2,698)	11,658	1.0%

Total	$1,228,526	$21,084	$(25,210)	$(49,695)	$1,174,706	100.0%

December 31, 2008
U.S. Treasury securities	$26,482	$524	$—	$—	$27,006	5.0%
U.S. Agency securities	361	38	—	—	399	0.1%
Municipal bonds	179,734	2,865	(2,485)	(166)	179,948	33.3%
Corporate and other bonds	210,007	932	(13,948)	(10,016)	186,975	34.6%
Commercial, residential and asset-backed securities	164,886	1,838	(10,603)	(20,290)	135,830	25.1%

Total fixed maturity securities	581,470	6,197	(27,036)	(30,472)	530,159	98.0%
Equity securities	12,726	5	(60)	(1,857)	10,814	2.0%

Total	$594,196	$6,202	$(27,096)	$(32,329)	$540,973	100.0%

Credit Rating of Fixed Maturity Securities
The average credit rating of our fixed maturity securities, using ratings assigned to securities by Standard & Poor’s, was AA at March 31, 2009 and AA- at December 31, 2008. The following table shows the ratings distribution of our fixed maturity portfolio.

	March 31, 2009		December 31, 2008
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
($ in thousands)	Value	Value	Value	Value

Rating
U.S. Treasury securities	$28,770	2.5%	$27,006	4.4%
AAA	597,866	51.4%	187,377	47.2%
AA	174,272	15.0%	110,601	11.9%
A	199,150	17.1%	113,651	13.3%
BBB	103,073	8.9%	62,566	12.8%
Below BBB	59,917	5.2%	28,958	10.4%

Total	$1,163,048	100.0%	$530,159	100.0%

Fixed Maturity Investments—Time to Maturity
The following table shows the composition of our fixed maturity portfolio by remaining time to maturity at March 31, 2009 and December 31, 2008. For securities that are redeemable at the option of the issuer and have market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date.

	March 31, 2009		December 31, 2008
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
($ in thousands)	Value	Value	Value	Value

Remaining Time to Maturity
Less than one year	$23,324	2.0%	$8,789	2.1%
One to five years	190,880	16.4%	112,514	19.4%
Five to ten years	278,771	24.0%	176,218	31.0%
More than 10 years	188,569	16.2%	96,807	13.7%
Mortgage and asset-backed securities	481,504	41.4%	135,831	33.8%

Total	$1,163,048	100.0%	$530,159	100.0%

Fixed Maturity Investments with Third Party Guarantees
At March 31, 2009, $121.6 million of our municipal bonds, at fair value, were guaranteed by third parties from a total of $1.2 billion, at fair value, of all fixed maturity securities held by us. The amount of securities guaranteed by third parties along with the credit rating with and without the guarantee is as follows:

	With	Without
($ in thousands)	Guarantee	Guarantee

AAA	$9,807	$2,032
AA	86,307	63,648
A	30,469	40,290
BBB	944	944
No underlying rating	—	20,612

Total	$127,527	$127,527

We do not have any direct exposure to guarantors, and our indirect exposure by guarantor is as follows:

	Guaranteed	Percent
($ in thousands)	Amount	of Total

MBIA Inc.	$52,091	41%
Financial Security Assurance	29,592	23%
Ambac Financial Corp.	20,244	16%
FGIC Corp.	11,147	9%
Others	14,453	11%

Total	$127,527	100%

Fair Value Consideration
As disclosed in Note 5 to the Consolidated Financial Statements, “Fair Value Measurements,” effective January 1, 2008, we adopted SFAS No. 157, which provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). The statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in SFAS No. 157 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”).
As of March 31, 2009, approximately 98% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices are unavailable, we utilize fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs are adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the SFAS 157 fair value hierarchy.
Our process to validate the market prices obtained from the outside pricing sources include, but is not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. We also periodically perform testing of the market to determine trading activity, or lack of trading activity, as well as market prices.
In addition, in certain instances, given the market dislocation, we deemed it necessary to utilize Level 3 pricing over available pricing service valuations used throughout 2008 and 2009, resulting in transfers from Level 2 to Level 3. In the periods of market dislocation, the observability for prices and inputs may be reduced for many instruments as currently is the case for certain non-agency residential, commercial mortgage-backed securities and asset-backed securities.
A number of our Level 3 investments have been written down as a result of our impairment analysis. At December 31, 2008, there were 94 securities that were priced in Level 3 with a fair value of $30.3 million and an unrealized loss of $8.9 million.
As more fully described in Note 4 of our Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position, including but not limited to residential and commercial mortgage-backed securities, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration, and are temporary in nature.
Refer to Note 5—“Fair Value Measurements” of our Consolidated Financial Statements for a description of the valuation methodology utilized to value Level 3 assets, how the valuation methodology is validated and an analysis of the change in fair value Level 3 assets. As of March 31, 2009, the fair value of Level 3 assets as a percentage of our total assets carried at fair value was as follows:

			Level 3 Assets
	Assets		As a Percentage
	Carried at		of Total Assets
	Fair Value at	Fair Value of	Carried at
($ in thousands)	March 31, 2009	Level 3 Assets	Fair Value

Fixed-maturity investments	$1,163,048	$14,737	1.3%
Equity investments	11,658	—	0.0%

Total invesments available for sale	1,174,706	14,737	1.3%
Cash and cash equivalents (1)	304,650	—	0.0%

Total	$1,479,356	$14,737	1.0%

(1)	Amount includes $395,664 of cash acquired with the acquisitions of CastlePoint and Hermitage.
Unrealized Losses
Beginning in 2008 and continuing into 2009, yield spreads widened as a result of the credit crisis and lack of liquidity in the market. As reflected in other comprehensive income, the gross unrealized investment loss did not change materially from December 31, 2008, which is due in part to increased gains in municipal bonds and certain mortgage-backed securities, offset by increased losses in corporate bonds, particularly in the finance sector, and other mortgage-backed securities. Changes in interest rates directly impact the fair value for our fixed maturity portfolio. We regularly review both our fixed maturity and equity portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.
The following table presents information regarding our invested assets that were in an unrealized loss position at March 31, 2009 and December 31, 2008 by amount of time in a continuous unrealized loss position:

	Less than 12 Months			12 Months or Longer			Total
			Unrealized			Unrealized		Aggregate Fair	Unrealized
($ in thousands)	No.	Fair Value	Losses	No.	Fair Value	Losses	No.	Value	Losses

March 31, 2009
U.S. Treasury securities								$—	$—
U.S. Agency securities	4	$220	$(3)	1	$976	$(35)	5	$1,196	$(37)
Municipal bonds	61	78,436	(880)	16	13,506	(907)	77	91,942	(1,787)
Corporate and other bonds
Finance	109	60,201	(9,039)	47	27,969	(9,689)	156	88,170	(18,728)
Industrial	101	74,798	(4,398)	56	34,139	(6,516)	157	108,937	(10,914)
Utilities	15	10,787	(242)	8	3,550	(321)	23	14,336	(563)
Commercial mortgage- backed securites	34	39,689	(4,939)	26	16,014	(19,929)	60	55,703	(24,867)
Residential mortgage- backed securites
Agency backed	9	4,274	(11)	5	4,741	(15)	14	9,016	(26)
Non-agency backed	24	5,673	(3,295)	25	14,154	(7,199)	49	19,828	(10,494)
Asset-backed securities	12	3,749	(869)	13	4,915	(3,204)	25	8,664	(4,073)

Total fixed maturity securities	369	277,828	(23,674)	197	119,965	(47,815)	566	397,792	(71,489)
Preferred stocks	8	6,813	(467)	6	2,853	(2,698)	14	9,666	(3,165)
Common stocks	4	43	(120)	—	—	—	4	43	(120)

Total	381	$284,684	$(24,262)	203	122,818	(50,513)	584	$407,501	$(74,775)

December 31, 2008
U.S. Treasury securities
U.S. Agency securities
Municipal bonds	53	$49,879	$(2,485)	1	$371	$(166)	54	$50,250	$(2,651)
Corporate and other bonds
Finance	55	42,007	(6,003)	38	20,575	(4,173)	93	62,582	(10,176)
Industrial	110	72,787	(7,740)	32	17,701	(5,639)	142	90,488	(13,379)
Utilities	5	1,974	(205)	2	446	(204)	7	2,420	(409)
Commercial mortgage- backed securites	15	13,997	(4,399)	22	16,431	(16,626)	37	30,427	(21,026)
Residential mortgage- backed securites
Agency backed	6	3,408	(16)	1	582	(20)	7	3,990	(36)
Non-agency backed	32	12,676	(3,536)	16	9,953	(3,594)	48	22,629	(7,130)
Asset-backed securities	20	6,481	(2,652)	2	552	(49)	22	7,032	(2,701)

Total fixed maturity securities	296	203,208	(27,037)	114	66,610	(30,472)	410	269,818	(57,508)
Preferred stocks	—	—	—	6	3,694	(1,857)	6	3,694	(1,857)
Common stocks	1	1,440	(60)	—	—	—	1	1,440	(60)

Total	297	$204,648	$(27,096)	120	$70,304	$(32,329)	417	$274,952	$(59,424)

At March 31, 2009, the unrealized losses for fixed-maturity securities were primarily in our investments in corporate and other bonds, commercial and residential mortgage-backed securities and asset-backed securities and certain equity securities.
The following table shows the number of securities, fair value, unrealized loss, percentage below amortized cost and fair value by rating:

			Unrealized Loss
				Percent of	Fair Value by Security Rating
		Fair		Amortized					BB or
($ in thousands)	Count	Value	Amount	Cost	AAA	AA	A	BBB	Lower

U.S. Agency securities	5	$1,196	$(37)	(3%)	14%	0%	86%	0%	1%
Municipal bonds	77	$91,942	$(1,787)	(2%)	65%	18%	14%	2%	0%
Corporate and other bonds	336	211,443	(30,205)	(12%)	0%	9%	44%	38%	9%
Commercial mortgage-backed securities	60	55,703	(24,867)	(31%)	75%	3%	5%	0%	17%
Residential mortgage-backed securities	49	19,828	(10,494)	(35%)	67%	2%	2%	7%	22%
Asset-backed securities	25	8,664	(4,073)	(32%)	7%	16%	33%	3%	41%
Equities	18	9,709	(3,285)	(25%)	0%	0%	10%	79%	11%
See Note 4—”Investments” in our unaudited financial statement for further information about impairment testing and other—than—temporary impairments.

Liquidity and Capital Resources
Cash Flows.
The primary sources of cash flow in our Insurance Subsidiaries are gross premiums written, ceding commissions from our quota share reinsurers, loss payments by our reinsurers, investment income and proceeds from the sale or maturity of investments. Funds are used by the Insurance Subsidiaries for ceded premium payments to reinsurers, which are paid on a net basis after subtracting losses paid on reinsured claims and reinsurance commissions. The Insurance Subsidiaries also use funds for loss payments and loss adjustment expenses on our net business, commissions to producers, salaries and other underwriting expenses as well as to purchase investments, fixed assets and to pay dividends to Tower. TRM’s primary sources of cash are commission and fee income. TRM’s primary uses of cash are commissions to producers, expenses reimbursed to TICNY under an expense sharing agreement and dividends to Tower.
Our reconciliation of net income to cash provided from operations is generally influenced by the collection of premiums in advance of paid losses, the timing of reinsurance, issuing company settlements and loss payments.
Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:
Cash Flow Summary

	March 31,
($ in thousands)	2009	2008

Cash provided by (used in):
Operating activities	$54,268	$14,445
Investing activities	(279,301)	2,372
Financing activities	(2,369)	(1,057)

Net increase (decrease) in cash and cash equivalents	(227,402)	15,760
Cash and cash equivalents, beginning of year	532,052	77,679

Cash and cash equivalents, end of year	$304,650	$93,439

For the three months ended March 31, 2009, net cash provided by operating activities was $54.3 million. Net cash provided by operations was $14.4 million for the same period in 2008. The increase in cash flow for the three months ended March 31, 2009 was primarily a result of additional operating cash flows provided through the acquisitions of CastlePoint and Hermitage and an increase in premiums collected.
The net cash flows used in investing activities was $279.3 million for the three months ended March 31, 2009. For the three months end March 31, 2008, $2.4 million was provided by investing activities. The three months ended March 31, 2009 included the acquisitions of CastlePoint and Hermitage for $195.4 million. The remaining cash flows used primarily related to purchases and sales of investment securities.
We paid dividends in the amount of $2.0 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively.
Our insurance companies are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. As of March 31, 2009, the maximum amount of distributions that our insurance companies could pay to us without approval of their domiciliary Insurance Departments was approximately $20.8 million. In addition, we can return capital of approximately $18.8 million from CPRe without permission from the Bermuda Monetary Authority.
Cash flow needs at the holding company level are primarily for dividends to our stockholders and interest payments on our $235.1 million of subordinated debentures.
Security Requirements
CPRe and CPIC are required by its reinsurance agreements with cedents to collateralize amounts where they are a non-admitted or non-accredited reinsurers. The collateral can be in the form of a letter of credit, cash advance, funds held or a trust account. The amount of the letter of credit or trust is to be adjusted each calendar quarter, and the required amount is to be at least equal to the sum of the following contract amounts: (i) unearned premium reserve, (ii) paid loss and loss adjustment expense payable, (iii) loss and loss adjustment expenses reserves, (iv) loss incurred but not reported, (v) return and refund premiums, and (vi) less premium receivable. As of March 31, 2009, CPRe and CastlePoint Insurance Company maintained trusts and a letter of credit in the amount of $112.5 million and $1.2 million, respectively, at a Massachusetts trust company. Both CastlePoint Re and CastlePoint Insurance earn and collect the interest on the trust funds.
Subordinated Debentures
In November and December 2006, CPM formed two Trusts (Trust I and Trust II), of which CPM owns all of the common trust securities. On December 1, 2006 and December 14, 2006, respectively, the Trusts each issued $50.0 million of trust preferred securities for cash at a fixed rate equal to 8.66% and 8.55% per annum, respectively during the first five years from their respective dates of issuance, after which the interest rate will become floating and equal to the three month London Interbank Offered Rate (LIBOR) plus 3.5% per annum (calculated quarterly). The Trusts invested the proceeds thereof and the proceeds received from the issuance of the common trust securities in exchange for approximately $103.1 million of junior subordinated debentures (the “CPM Debentures”) issued by CPM, with terms that mirror those of the trust preferred securities. On September 2007, CPBH formed a third Trust, of which CPBH owns all of the common trust securities. On September 27, 2007, this Trust issued $30.0 million of trust preferred securities for cash at the fixed rate of 8.39% per annum during the first five years from the date of issuance, after which the interest rate will become floating and be equal to the three month LIBOR plus 3.5% per annum (calculated quarterly). The Trust invested the proceeds thereof and the proceeds received from the issuance of the common trust securities in exchange for approximately $30.9 million of junior subordinated debentures (the “CPBH Debentures”) issued by CPBH, with terms that mirror those of the trust preferred securities.
The CPM Debentures and the CPBH Debentures are unsecured obligations of CPM and CPBH, respectively, and are subordinated and junior in right of payment to all present and future senior indebtedness of CPM and CPBH. All of these subordinated debentures have stated maturities of 30 years. CPM and CPBH have the option to redeem any or all of the debentures beginning five years from the date of issuance, at the principal amount plus accrued and unpaid interest. If CPM and CPBH choose to redeem their debentures, the Trusts would then redeem the trust preferred securities at the same time. The issuer of the debentures has the right under the indenture to defer payments of interest on the debentures, so long as no event of default has occurred and is continuing, for up to 20 consecutive quarterly periods (“Extension Period”) at any time and from time to time. During any Extension Period, interest will continue to accrue on the debentures.
The Company has guaranteed, on a subordinated basis, CPM’s obligations and CPBH’s obligations under the debentures and distributions and other payments due on the Trusts’ preferred securities. These guarantees provided a full and unconditional guarantee of amounts due on the Trusts’ preferred securities. Issuance costs of $1.5 million each for Trust I and Trust II for CPM, respectively, were deferred and are being amortized over the term of the subordinated debentures using the effective interest method. Issuance costs of $0.9 million for the Trust for CPBH were deferred and are being amortized over the term of the subordinated debentures using the effective interest method. The proceeds of these issuances of subordinated debentures were used for general corporate purposes, including acquisition and capitalization of CPIC.
The Trusts are unconsolidated variable interest entities pursuant to FIN 46(R) because the holders of the equity investment at risk do not have adequate decision making ability over the Trusts’ activities.
We do not consolidate interest in the statutory business trusts for which we hold 100% of the common trust securities because we are not the primary beneficiary of the trusts. We report the outstanding subordinated debentures owed to the statutory business trusts as a liability.
Off-Balance Sheet Arrangements
Between 2004 and 2006, we formed six Delaware statutory business trusts of which Tower Group, Inc. owns all of the common trust securities. CastlePoint formed two Delaware statutory business trusts in 2006 of which CPM owns all of the common trust securities. CastlePoint formed a third Delaware statutory business trust in 2007 of which CPBH owns all of the common trust securities. For additional information, see Note 10, “Debt,” to our unaudited interim consolidated financial statements elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk that we will incur losses in our investments due to adverse changes in market rates and prices. Market risk is directly influenced by the volatility and liquidity in the market in which the related underlying assets are invested. We believe that we are principally exposed to three types of market risk: changes in credit quality of issuers of investment securities and reinsurers, changes in equity prices, and changes in interest rates.
Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities, although conditions affecting particular asset classes (such as conditions in the commercial and residential housing markets that affect commercial and residential mortgage-backed securities) can also be significant sources of market risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed maturity securities as of March 31, 2009 was $1.2 billion.
For fixed maturity securities, short-term liquidity needs and potential liquidity needs for our business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates as discussed more fully below under “Sensitivity Analysis”.
As of March 31, 2009, we had a total of $36.0 million of outstanding floating rate debt, all of which is outstanding subordinated debentures underlying our trust preferred securities issued by our wholly owned statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase.
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
In this sensitivity analysis model, we use fair values to measure our potential loss. The “Sensitivity Analysis” model includes fixed maturities and short-term investments.
For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of March 31, 2009.
The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of March 31, 2009:

	Estimated Increase	Estimated Percentage
	(Decrease) in Fair Value	Increase (Decrease)
Change in interest rate	($ in thousands)	in Fair Value

300 basis point rise	(134,131)	(10.7%)
200 basis point rise	(90,187)	(7.2%)
100 basis point rise	(45,521)	(3.6%)
As of March 31, 2009	0	0.0%
100 basis point decline	45,614	3.6%

The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $45.5 million or 3.6% based on a 100 basis point increase in interest rates as of March 31, 2009. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturity investments, which constituted approximately 99% of our total invested assets excluding cash and cash equivalents as of March 31, 2009.
Interest expense would also be affected by a hypothetical change in interest rates. As of March 31, 2009 we had $36.0 million of floating rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by $360,000, a 200 basis point increase would increase interest expense by $720,000, and a 300 basis point increase would increase interest expense by $1,080,000.
With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“FAS 91”), issued by the Financial Accounting Standards Board (“FASB”), which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage-backed securities holdings had been purchased at significant discounts or premiums to par value. As of March 31, 2009, the par value of our mortgage-backed securities holdings was $578.0 million and the amortized cost of our mortgage-backed securities holdings was $509.0 million. This equates to an average price of 88.1% of par. Historically, few of our mortgage-backed securities were purchased at more than three points (below 97% and above 103%) from par, thus a FAS 91 adjustment would not have a significant effect on investment income. However, since many of our non-investment grade mortgage-backed securities have been impaired as a result of adverse cash flows, the required adjustment to book yield can have a significant effect on our future investment income.
Furthermore, significant hypothetical changes in interest rates in either direction would not have a significant effect on principal redemptions, and therefore investment income, because of the prepayment protected mortgage securities in the portfolio. The mortgage-backed securities portion of the portfolio totaled 38.8% as of March 31, 2009. Of this total, 23.2% was in agency pass through securities, which have the highest amount of prepayment risk from declining rates. The remainder of our mortgage-backed securities portfolio is invested in agency planned amortization class collateralized mortgage obligations, non-agency residential non-accelerating securities, and commercial mortgage-backed securities.
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

Changes in internal control over financial reporting
On February 5, 2009, we completed the acquisition of CastlePoint. CastlePoint has an existing program of internal controls over financial reporting in compliance with the Sarbanes Oxley Act of 2002. This program is being integrated into our Sarbanes Oxley program for internal controls over financial reporting. On February 27, 2009, we completed the acquisition of Hermitage. Hermitage has not previously been subject to a review of internal controls over financial reporting under the Sarbanes Oxley Act of 2002. We began the process of integrating Hermitage’s operations including internal controls over financial reporting and extending our Section 404 compliance to Hermitage’s operations. Hermitage accounts for 11.5% of assets and 9.5% of net income of the Company.

Part II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2009, the Company purchased 15,155 of its common shares from employees in connection with the vesting of restricted stock issued under the Company’s 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by such employees from the vesting of those shares.
The following table summarizes the Company’s stock repurchases for the three-month period ended March 31, 2009 and represents employees’ withholding tax obligations on the vesting of restricted stock.

Maximum Number (or
			Total Number of Shares	Approximate Dollar
	Total Number		Purchased as Part of	Value) of Shares that May
	of Shares	Average Price	Publicly Announced Plans	Yet Be Purchased Under
Period	Purchased	Paid per Share	or Programs	the Plans or Programs

January 1 - 31, 2009	—	$—	—	$—
February 1 - 28, 2009	—	—	—	—
March 1 - 31, 2009	15,155	23.43	—	—

Total	15,155	$23.43	—	$—

Item 6. Exhibits

10.1	Employment Agreement, dated March 23, 2009, by and between Tower Group, Inc. and Richard Barrow

31.1	Chief Executive Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

32	Chief Executive Officer and Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tower Group, Inc. Registrant
Date: May 11, 2009	/s/ Michael H. Lee
Michael H. Lee
Chairman of the Board, President and Chief Executive Officer

Date: May 11, 2009	/s/ Francis M. Colalucci
Francis M. Colalucci
Senior Vice President, Chief Financial Officer and Treasurer