Form 10-Q/A
period 2009-03-31
Tower Group, Inc.
filed 2009-05-13
CIK 1289592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends Part I, Item 1 and Part II, Item 6 of the Quarterly Report on Form 10-Q of Tower Group, Inc. (the “Company”) for the quarter ended March 31, 2009, as originally filed with the Securities and Exchange Commission on May 11, 2009 (the “Quarterly Report”). Due to a processing error, the Quarterly Report, as originally filed, did not reflect the correct version of the unaudited condensed balance sheet presenting assets acquired and liabilities assumed with the acquisition of CastlePoint Holdings, Ltd., based on their fair values and the fair value hierarchy level under SFAS 157 as of February 5, 2009, shown in Note 3 to the unaudited interim consolidated financial statements. This Form 10-Q/A is being filed to reflect the intended presentation in the Quarterly Report.
For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this Form 10-Q/A is as of May 11, 2009, the filing date of the Quarterly Report. This Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Quarterly Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Quarterly Report other than as set forth above is amended hereby. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this amendment.

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
The following unaudited condensed balance sheet presents assets acquired and liabilities assumed with the acquisition of CastlePoint, based on their fair values and the fair value hierarchy level under SFAS 157 as of February 5, 2009:

($ in thousands)	Level 1	Level 2	Level 3	Total

Assets
Investments	$868	$484,937	$1,358	$487,163
Cash and cash equivalents	307,632	—	—	307,632
Receivables	—	—	211,464	211,464
Prepaid reinsurance premiums	—	—	23,424	23,424
Reinsurance recoverable	—	—	8,249	8,249
Deferred acquisition costs	—	—	69,253	69,253
Deferred income taxes	—	—	27,128	27,128
Goodwill and intangibles	—	—	190,923	190,923
Other assets	—	—	7,448	7,448

Total assets	308,500	484,937	539,247	1,332,684

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	`	—	290,497	290,497
Unearned premium	—	—	242,365	242,365
Other liabilities	—	—	130,623	130,623
Subordinated debt	—	—	134,022	134,022

Total liabilities	—	—	797,507	797,507

Stockholders’ equity	308,500	484,937	(258,260)	535,177

Total liabilities and stockholders’ equity	$308,500	$484,937	$539,247	$1,332,684

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

Maximum Number (or
			Total Number of Shares	Approximate Dollar
	Total Number		Purchased as Part of	Value) of Shares that May
	of Shares	Average Price	Publicly Announced Plans	Yet Be Purchased Under
Period	Purchased	Paid per Share	or Programs	the Plans or Programs

January 1 - 31, 2009	—	$—	—	$—
February 1 - 28, 2009	—	—	—	—
March 1 - 31, 2009	15,155	23.43	—	—

Total	15,155	$23.43	—	$—

Item 6. Exhibits

10.1	Employment Agreement, dated March 23, 2009, by and between Tower Group, Inc. and Richard Barrow (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the SEC on May 11, 2009).

31.1	Chief Executive Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

32	Chief Executive Officer and Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tower Group, Inc. Registrant
Date: May 12, 2009	/s/ Michael H. Lee
Michael H. Lee
Chairman of the Board, President and Chief Executive Officer

Date: May 12, 2009	/s/ Francis M. Colalucci
Francis M. Colalucci
Senior Vice President, Chief Financial Officer and Treasurer