Form 10-Q
period 2009-06-30
Tower Group, Inc.
filed 2009-08-06
CIK 1289592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934
For the quarterly period ended June 30, 2009

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
(212) 655-2000
(Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,498,628 shares of common stock, par value $0.01 per share, as of August 3, 2009.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Tower Group, Inc.
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
($ in thousands, except par value and share amounts)	2009	2008

Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $1,427,156 and $581,470)	$1,421,612	$530,159
Equity securities, available-for-sale, at fair value (cost of $8,785 and $12,726)	7,169	10,814

Total investments	1,428,781	540,973
Cash and cash equivalents	152,795	136,253
Investment income receivable	14,982	6,972
Premiums receivable	213,901	188,643
Reinsurance recoverable on unpaid losses	114,935	222,229
Reinsurance recoverable on paid losses	21,825	50,377
Prepaid reinsurance premiums	64,438	153,650
Deferred acquisition costs, net of deferred ceding commission revenue	146,008	53,080
Deferred income taxes	58,550	36,207
Intangible assets	38,963	20,464
Goodwill	236,407	18,962
Fixed assets, net of accumulated depreciation	46,590	39,038
Investment in unconsolidated affiliate	—	29,293
Other assets	38,079	42,240

Total assets	$2,576,254	$1,538,381

Liabilities
Loss and loss adjustment expenses	$833,175	$534,991
Unearned premium	523,113	328,847
Reinsurance balances payable	51,419	134,598
Payable to issuing carriers	47	47,301
Funds held under reinsurance agreements	15,558	20,474
Accounts payable, accrued liabilities and other liabilities	70,585	35,930
Subordinated debentures	235,058	101,036

Total liabilities	1,728,955	1,203,177
Stockholders’ Equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 40,565,221 and 23,408,145 shares issued, and 40,489,847 and 23,339,470 shares outstanding)	405	234
Treasury stock (75,374 and 68,675 shares)	(1,330)	(1,026)
Paid-in-capital	642,047	208,094
Accumulated other comprehensive net loss	(4,655)	(37,498)
Retained earnings	210,832	165,400

Total stockholders’ equity	847,299	335,204

Total liabilities and stockholders’ equity	$2,576,254	$1,538,381

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Monts Ended		Six Months Ended
($ in thousands, except	June 30,		June 30,
per share and share amounts)	2009	2008	2009	2008

Revenues
Net premiums earned	$229,451	$70,114	$397,541	$138,544
Ceding commission revenue	7,167	21,491	20,741	42,145
Insurance services revenue	(293)	14,242	3,983	23,902
Policy billing fees	799	555	1,320	1,133
Net investment income	17,417	8,366	31,950	18,162
Net realized gains (losses) on investments	4,570	323	7,124	4,133
Other-than-temporary impairment losses	(6,139)	(8,293)	(14,871)	(10,729)
Portion of loss recognized in other accumulated comprehensive net loss	2,011	—	7,517	—

Net impairment losses recognized in earnings	(4,128)	(8,293)	(7,354)	(10,729)

Total revenues	254,983	106,798	455,305	217,290
Expenses
Loss and loss adjustment expenses	119,828	36,923	210,083	74,219
Direct and ceding commission expense	52,541	30,026	99,949	56,634
Other operating expenses	31,419	22,193	58,163	43,858
Interest expense	4,659	2,161	8,442	4,484

Total expenses	208,447	91,303	376,637	179,195
Other Income (expense)
Equity income (loss) in unconsolidated affiliate	—	762	(777)	1,522
Acquisition-related transaction costs	—	—	(11,348)	—
Gain on investment in acquired unconsolidated affiliate	—	—	7,388	—

Income before income taxes	46,536	16,257	73,931	39,617
Income tax expense	15,909	6,088	25,327	14,595

Net income	$30,627	$10,169	$48,604	$25,022

Gross unrealized investment holding gains/ (losses) arising during period	43,493	(9,550)	48,559	(22,074)
Cumulative effect of adjustment resulting from adoption of FSP FAS 115-2	—	—	(2,497)	—
Equity in net unrealized gains (losses) on investment in unconsolidated affiliate’s investment portfolio	—	(324)	3,124	(1,107)
Less: reclassification adjustment for (gains) losses included in net income	(442)	7,970	230	6,596
Income tax (benefit) expense related to items of other comprehensive income	(14,345)	666	(16,573)	5,805

Comprehensive net income	$59,333	$8,931	$81,447	$14,242

Basic and diluted earnings per share
Basic
Common stock:
Distributed	$0.07	$0.05	$0.12	$0.10
Undistributed	0.69	0.39	1.19	0.98

Total	$0.76	$0.44	$1.31	$1.08

Diluted	$0.75	$0.44	$1.30	$1.07

Weighted average common shares outstanding
Basic	40,467,037	23,321,911	37,109,965	23,268,226

Diluted	40,606,326	23,527,262	37,255,790	23,461,117

Dividends declared and paid per common share
Common stock	$0.07	$0.05	$0.12	$0.10

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
					Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’
($ in thousands)	Shares	Amount	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 2007	23,225	$232	$(493)	$205,435	$(8,322)	$112,535	$309,387
Dividends declared		—	—	—	—	(4,608)	(4,608)
Stock based compensation	183	2	(592)	2,634	—	—	2,044
Warrant exercise	—	—	59	25	—	—	84
Net income	—	—	—	—	—	57,473	57,473
Net unrealized depreciation on securities available for sale, net of income tax	—	—	—	—	(29,176)	—	(29,176)

Balance at December 31, 2008	23,408	234	(1,026)	208,094	(37,498)	165,400	335,204

Cumulative effect of adjustment resulting from adoption of FSP FAS 115-2 and FAS 124-2, net of taxes					(1,623)	1,623	—

Adjusted balance at December 31, 2008	23,408	234	(1,026)	208,094	(39,121)	167,023	335,204
Dividends declared		—	—	—	—	(4,795)	(4,795)
Stock based compensation	279	2	(394)	3,451	—	—	3,059
Issuance of common stock	16,878	169	—	421,454	—	—	421,623
Fair value of outstanding CastlePoint stock options				9,138			9,138
Warrant exercise	—	—	90	(90)	—	—	—
Net income	—	—	—	—	—	48,604	48,604
Net unrealized appreciation on securities available for sale, net of income tax	—	—	—	—	34,466	—	34,466

Balance at June 30, 2009	40,565	$405	$(1,330)	$642,047	$(4,655)	$210,832	$847,299

Tower Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
($ in thousands)	2009	2008

Cash flows provided by (used in) operating activities:
Net income	$48,604	$25,022
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain on investment in acquired unconsolidated affiliate	(7,388)	—
(Gain) loss on sale of investments	(7,124)	(4,133)
Other-than-temporary-impairment loss on investments	7,354	10,729
Depreciation and amortization	9,625	5,659
Amortization of bond premium or discount	(276)	—
Amortization of restricted stock	2,020	1,153
Deferred income taxes	(2,515)	1,611
Excess tax benefits from share-based payment arrangements	(43)	(80)
(Increase) decrease in assets:
Investment income receivable	(3,147)	(446)
Premiums receivable	192,884	(34)
Reinsurance recoverable	151,405	(23,476)
Prepaid reinsurance premiums	118,021	(17,461)
Deferred acquisition costs, net	(14,645)	(8,231)
Federal and state income taxes recoverable/payable	6,908	—
Intangible assets and goodwill	(5,447)	—
Investment in unconsolidated affiliate	—	(1,523)
Other assets	8,809	(6,307)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	(140,167)	18,395
Unearned premium	(91,640)	27,004
Reinsurance balances payable	(141,236)	21,677
Payable to issuing carriers	(47,254)	(15,733)
Accounts payable and accrued expenses	38,077	(7,634)
Funds held under reinsurance agreement	(40,094)	(7,415)
Other	225	145

Net cash flows provided by operations	82,956	18,922

Cash flows provided by (used in) investing activities:
Cash acquired from acquisition of CastlePoint	242,338	—
Acquisition of Hermitage, net of cash acquired	(42,218)	—
Purchase of fixed assets	(10,778)	(9,009)
Purchase — fixed-maturity securities	(579,013)	(218,247)
Sale or maturity — fixed-maturity securities	293,550	228,384
Sale — equity securities	34,194	5,066

Net cash flows provided by (used in) investing activities	(61,927)	6,194

Cash flows provided by (used in) financing activities:
Exercise of stock options & warrants	387	231
Excess tax benefits from share-based payment arrangements	43	80
Treasury stock acquired-net employee share-based compensation	(392)	(545)
Dividends paid	(4,795)	(2,303)

Net cash flows (used in) provided by financing activities	(4,757)	(2,537)

Increase (decrease) in cash and cash equivalents	16,272	22,579
Cash and cash equivalents, beginning of period	136,523	77,679

Cash and cash equivalents, end of period	$152,795	$100,258

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$21,075	$16,893
Cash paid for interest	9,246	4,048
Schedule of non-cash investing and financing activities:
Issuance of common stock in acquisition of CastlePoint	421,623	—
Value of CastlePoint stock options at date of acquisition	9,138	—

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
On February 5, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of CastlePoint Holdings, Ltd. (“CastlePoint”), a Bermuda exempted corporation, pursuant to an Agreement and Plan of Merger (“the Agreement”), dated as of August 4, 2008, between the Company and CastlePoint. CastlePoint is a Bermuda holding company organized to provide property and casualty insurance and reinsurance business solutions, products and services primarily to small insurance companies and program underwriting agents in the United States.
On February 27, 2009, the Company and its subsidiary, CastlePoint, completed the acquisition of HIG, Inc. (“Hermitage”), a property and casualty insurance holding company, pursuant to a stock purchase agreement, from a subsidiary of Brookfield Asset Management Inc. for $130.1 million. This transaction was previously announced on August 27, 2008. Hermitage offers both admitted and excess and surplus lines (“E&S”) lines products and wrote over $100 million of premiums in 2008. This transaction further expanded the Company’s wholesale distribution system nationally and established a network of retail agents in the Southeast.
Note 2—Accounting Policies and Basis of Presentation
Basis of Presentation
The accompanying unaudited consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2008 and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 13, 2009. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations.

The results of operations for the three and six months ended June 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company transactions have been eliminated in consolidation. Business segment results are presented net of all material inter-segment transactions.
Amounts in tables may not reconcile due to rounding.
Consolidation
The consolidated financial statements include the accounts of Tower Group, Inc. (“Tower”) and its insurance subsidiaries, Tower Insurance Company of New York (“TICNY”), Tower National Insurance Company (“TNIC”), Preserver Insurance Company (“PIC”), North East Insurance Company (“NEIC”), Mountain Valley Indemnity Company (“MVIC”), CastlePoint Reinsurance Company, Ltd. (“CPRe”), CastlePoint Insurance Company (“CPIC”), CastlePoint Florida Insurance Company (“CPFL”), Hermitage Insurance Company (“HIC”), Kodiak Insurance Company (“KIC”), (collectively the “Insurance Subsidiaries”), and its managing general agencies, Tower Risk Management Corp. (“TRM”) and CastlePoint Management Corp. (“CPM”). The Company has four intermediate holding companies, Preserver Group, Inc. (“PGI”), Ocean I Corporation, CastlePoint Bermuda Holdings, Ltd. (“CBH”), and HIG, Inc. (“Hermitage”).
Statement of Cash Flow
The Company revised cash and cash equivalents for the beginning of the period in the Consolidated Statements of Cash Flows presented at June 30, 2009 to $136.3 million compared to $532.1 million which was presented at March 31, 2009. The change resulted from the presentation of the cash and cash equivalents acquired as a result of the CastlePoint and Hermitage acquisitions. The current presentation shows the cash acquired or disbursed for each of the acquisitions as investing activities, net of the cash acquired related to those acquisitions, compared to adjusting the Company’s beginning of period cash and cash equivalents and presenting the gross cash outflows for each of the acquisitions. The effect of this change produces cash received from acquisitions totaling $200.4 million, compared to cash invested in acquisitions of $195.4 million, with a corresponding reduction of opening cash shown in the statement of cash flow.
Loss and Loss Adjustment Expenses (“LAE”)
The liability for loss and LAE represents management’s best estimate of the ultimate cost and expense of all reported and unreported losses that are unpaid as of the balance sheet date and the fair value adjustment related to the acquisitions of CastlePoint and Hermitage. The liability for loss and LAE is estimated on an undiscounted basis, using individual case-basis valuations, statistical analyses and various actuarial procedures. The projection of future claims payments and reporting is based on an analysis of the Company’s historical experience, supplemented by analyses of industry loss data. Management believes that the liability for loss and LAE is adequate to cover the ultimate cost of losses and claims to date; however, because of the uncertainty from various sources, including changes in reporting patterns, claims settlement patterns, judicial decisions, legislation, and economic conditions, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. As adjustments to these estimates become necessary, such adjustments are reflected in expense for the period in which the estimates are changed. Because of the nature of the business historically written, the Company’s management believes that the Company has limited exposure to environmental claim liabilities.
Tower estimates the LAE liability separately for claims that are defended by in-house attorneys, claims that are handled by other attorneys that are not employees, and miscellaneous LAE costs such as witness fees and court costs.
For LAE stemming from defense by in-house attorneys the Company determines a fixed fee per in-house litigated claim, and allocates to each of these litigated claims 50% of this fixed fee when litigation on a particular claim begins and 50% of the fee when the litigation is closed. The fee is determined actuarially based upon the projected number of litigated claims and expected closing patterns at the beginning of each year as well as the projected budget for the Company’s in-house attorneys, and these amounts are subject to adjustment each quarter based upon actual experience.
Deferred Acquisition Costs / Commission Revenue
Acquisition costs represent the costs of writing business that vary with, and are primarily related to, the production of insurance business (principally commissions, premium taxes and certain underwriting costs). Policy acquisition costs are deferred and recognized as expense as related premiums are earned. Deferred acquisition costs (“DAC”) presented in the balance sheet are net of deferred ceding commission revenue. The value of business acquired (“VOBA”) is an intangible asset relating to the estimated fair value of the unexpired insurance policies acquired in a business combination. VOBA is determined at the time of a business combination and is reported on the consolidated balance sheet with DAC and is amortized in proportion to the timing of the estimated underwriting profit associated wit`h the in force policies acquired. The cash flow or interest component of VOBA is amortized in proportion to the expected pattern of future cash flows. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Reclassifications
The Company has reclassified certain amounts in its 2008 consolidated balance sheet to conform to the 2009 presentation. None of these reclassifications had an effect on the Company’s consolidated net earnings, total stockholders’ equity or cash flows.
Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This standard significantly changed the accounting for business combinations. Under FAS No. 141(R), an acquiring entity is required to recognize assets acquired and all liabilities assumed, at acquisition date fair value, with limited exceptions. In addition, transaction costs are no longer included in the measurement of the business acquired, but are expensed as they are incurred. FAS 141(R) applies to all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the provisions of FAS 141(R) on January 1, 2009. See Note 3—“Acquisitions” for financial statement impact and further disclosures required pursuant to SFAS 141(R).
In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. The FSP FAS 157-2 deferral expired as of January 1, 2009, and therefore, the Company has applied the provisions of SFAS 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2, with no material impact.
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This FSP is intended to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP FAS 142-3 requires an entity to disclose information related to the extent the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The provisions of FSP FAS 142-3 are to be applied prospectively to intangible assets acquired after January 1, 2009, although the disclosure provisions are required for all intangible assets recognized as of or subsequent to January 1, 2009. The Company adopted the provisions of FSP FAS 142-3 on January 1, 2009, which did not have a material effect on the Company’s consolidated financial condition and results of operations.
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
In April 2009, the FASB issued FSP FAS 115-2, FAS 124-2, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 includes changes to the guidance for other-than-temporary impairments (“OTTI”) for fixed maturities. FSP FAS 155-2 required the Company to analyze impaired fixed maturity securities and determine whether the Company intends to sell or it is more likely than not that the Company will be required to sell the impaired securities. For those securities the Company is more likely than not able to retain, the Company must separate the OTTI into (a) the amount representing the credit loss, which is recorded in earnings, and (b) the amount related to all other factors, which is recorded in accumulated other comprehensive net loss. Previously, an entity was required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary. In addition, FSP FAS 115-2 requires entities to initially apply the provisions of the final standard to previously other-than-temporarily impaired instruments existing as of the effective date by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment reclassifies the noncredit portion of a previously other-than-temporarily impaired instrument held as of the effective date to accumulated other comprehensive net loss from retained earnings. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of FSP FAS 115-2, on January 1, 2009. In adopting FSP FAS 115-2, the Company was required to make a cumulative effect adjustment to the opening balance of retained earnings for the noncredit portion of the previously recorded other-than-temporarily impaired securities in the amount of $1.6 million, net of tax. See Note 4—“Investments—Impairment Review” for further information about the impact of applying this standard.
In April, 2009, the FASB issued FSP FAS 107-1/APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”) This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. The FSP is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of FSP FAS 107-1 and APB 28-1 on January 1, 2009. The adoption did not have a material effect on the Company’s consolidated financial condition and results of operations, including disclosures.
In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. Effective for interim and annual periods ending after June 15, 2009, the Company implemented SFAS 165 as of April 1, 2009 with no material impact on Company’s consolidated financial condition and results of operations.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets,” (“SFAS No. 166”), an amendment to FASB Statement No. 140. SFAS No. 166 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. SFAS No. 166 will be effective for annual reporting periods beginning on or after January 1, 2010. Early application is not permitted. The Company is currently analyzing the impact this will have on its financial statements.
In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”, (“SFAS No. 167”). SFAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 will be effective for annual reporting periods beginning on or after January 1, 2010. Early application is not permitted. The Company is currently analyzing the impact this will have on its financial statements.
In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company’s financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with SFAS 168.
Note 3—Acquisitions
Acquisition of CastlePoint Holdings, Ltd.
On February 5, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of CastlePoint, a Bermuda exempted corporation, pursuant to the Agreement, dated as of August 4, 2008, between the Company and CastlePoint. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141R, “Business Combinations” (“SFAS 141R”). Under the terms of the Agreement, the Company acquired CastlePoint for approximately $491.3 million comprised of 16,878,410 shares of Tower common stock with an aggregate value of approximately $421.5 million, $4.4 million related to the fair value of unexercised warrants, and $65.3 million of cash. Additionally, under the terms of the Agreement, the Company issued 1,148,308 employee stock options to replace the CastlePoint employee stock options as of the acquisition date. The value of the Company’s stock options attributed to the services rendered by the CastlePoint employees as of the acquisition date totaled approximately $9.1 million and is included in the purchase consideration in accordance with FAS 141R. Also, the fair value of the CastlePoint acquisition included the fair value of the Company’s previously held interest in CastlePoint and is presented as follows:

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
The following unaudited condensed balance sheet presents assets acquired and liabilities assumed with the acquisition of CastlePoint, based on their fair values and the fair value hierarchy level under SFAS 157 as of February 5, 2009:

($ in thousands)	Level 1	Level 2	Level 3	Total

Assets
Investments	$868	$484,937	$1,358	$487,163
Cash and cash equivalents	307,632	—	—	307,632
Receivables	—	—	211,464	211,464
Prepaid reinsurance premiums	—	—	23,424	23,424
Reinsurance recoverable	—	—	8,249	8,249
Deferred acquisition costs / VOBA	—	—	68,231	68,231
Deferred income taxes	—	—	27,414	27,414
Goodwill	—	—	183,138	183,138
Intangibles	—	—	9,100	9,100
Other assets	—	—	7,448	7,448

Total assets				1,333,263

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	—	—	291,076	291,076
Unearned premium	—	—	242,365	242,365
Other liabilities	—	—	130,623	130,623
Subordinated debt	—	—	134,022	134,022

Total liabilities				798,086

Stockholders’ equity				535,177

Total liabilities and stockholders’ equity				$1,333,263

As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, fixed assets, and deferred taxes. The valuations will be finalized within the measurement period, generally defined as 12 months from the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangibles and goodwill.
In connection with recording the acquisition, the Company revalued its investment in CastlePoint, resulting in a gain of $7.4 million, before income taxes. This gain is included in the Consolidated Statement of Income in the first quarter of 2009. The Company incurred approximately $11.3 million of transaction costs, including legal, accounting, investment advisory and other costs directly related to the acquisition, which were expensed in the first quarter of 2009.
Under SFAS 142, the Company is required to allocate goodwill to its reportable segments in accordance with FASB No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Such allocation has not been completed as of June 30, 2009.
Acquisition of Hermitage Insurance Group
On February 27, 2009, the Company through its subsidiary, CastlePoint, completed the acquisition of Hermitage, a property and casualty insurance holding company, from a subsidiary of Brookfield Asset Management Inc. for $130.1 million. The purchase price is subject to certain adjustments which are not expected to be finalized for several months and could result in an insignificant adjustment. This transaction was previously announced on August 27, 2008. Hermitage offers both admitted and E&S lines products and wrote over $100 million of premiums in 2008. This transaction further expands the Company’s wholesale distribution system nationally and establishes a network of retail agents in the Southeast.
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
The following unaudited condensed balance sheet presents assets acquired and liabilities assumed with the acquisition of Hermitage, based on their fair values and the fair value hierarchy level under SFAS 157 as of February 27, 2009:

($ in thousands)	Level 1	Level 2	Level 3	Total

Assets
Investments	$151	$101,033	$263	$101,447
Cash and cash equivalents	88,167	—	—	88,167
Receivables	—	—	11,761	11,761
Prepaid reinsurance premiums	—	—	5,385	5,385
Reinsurance recoverable	—	—	7,310	7,310
Deferred acquisition costs / VOBA	—	—	11,319	11,319
Deferred income taxes	—	—	6,366	6,366
Goodwill	—	—	34,307	34,307
Intangibles	—	—	10,830	10,830
Other assets	—	—	2,077	2,077

Totalassets				278,969

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	—	—	92,147	92,147
Unearned premium	—	—	43,541	43,541
Other liabilities	—	—	13,166	13,166

Total liabilities				148,854

Stockholders’ equity				130,115

Total liabilities and stockholders’ equity				$278,969

As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, fixed assets, and deferred taxes. The valuations will be finalized within the measurement period, generally defined as 12 months from the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangibles and goodwill.
Under SFAS 142, the Company is required to allocate goodwill to its reportable segments in accordance with FASB No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Such allocation has not been completed as of June 30, 2009.
For the three and six months ended June 30, 2009, the Company included revenue and earnings for CastlePoint and Hermitage from their respective acquisition dates in its consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
($ in thousands)	CastlePoint	Hermitage	CastlePoint	Hermitage

Total revenue	$113,325	$25,080	$195,432	$33,668
Net income	10,626	6,782	21,333	8,488
The Company recorded goodwill on the acquisition of CastlePoint and Hermitage in the amount of $183.1 million and $34.3 million, respectively. The Company estimates that $22.0 million of goodwill related to the Hermitage acquisition is deductible for tax purposes. The Company has not completed the analysis to determine the amount of goodwill related to the CastlePoint acquisition that may be deductible for tax purposes.
Significant Factors Affecting Acquisition Date Fair Values
Value of Business Acquired (“VOBA”)
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation for the policies that were in force on the acquisition dates has been determined by using a cash flow model rather than an observable market price as a liquid market for valuing the in force business could not be determined. The valuation model uses an estimate of the underwriting profit and the net nominal future cash flows associated with the in force policies that a market participant would expect as of the dates of the acquisitions. The estimated underwriting profit and the future cash flows are adjusted for the time value of money at a risk free rate and a risk margin to compensate an acquirer for bearing the risk associated with the in force business. An estimate of the expected level of policy cancellations that would occur after the acquisition dates was also included.
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
At the acquisition dates of CastlePoint and Hermitage, VOBA was $79.6 million and the Company amortized $28.1 million and $50.8 million for the three and six months ended June 30, 2009, respectively. The value of business acquired (“VOBA”) is determined at the time of a business combination and is reported on the consolidated balance sheet with DAC and is amortized over the life of the business, similar to DAC. The Company expects to amortize approximately $76.4 million in 2009 with the remainder to be amortized over the expected patterns of future cash flows.
Intangibles
The fair value of intangible assets was for customer relationships, insurance licenses and trademarks. The fair value of customer relationships and trademarks were estimated based upon using an income approach methodology. The fair value of insurance licenses was valued using a market approach methodology and the fair value of internally developed software was valued using a cost approach methodology. Critical inputs into the valuation model for customer relationships included estimations of expected premium and attrition rates, expected operating margins and capital requirements.
Loss and Loss Adjustment Expense Reserves Acquired
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
The fair value adjustment for loss and LAE of $17.2 million will be amortized over the loss and LAE payout pattern and reflected as a component of loss and loss adjustment expenses. The Company amortized $1.8 million and $2.5 million for the three and six months ended June 30, 2009, respectively and expects to amortize $4.8 million in 2009 with the remainder over the next three to four years.
Non-financial Assets and Liabilities
Receivables, other assets and liabilities were valued at fair value which approximated carrying value.
Pro Forma Results of Operations
Selected unaudited pro forma results of operations assuming the CastlePoint and Hermitage acquisitions had occurred as of January 1, 2008, are set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008

Total revenue	$254,983	$211,744	$500,885	$406,790
Net income	30,627	20,667	$47,979	36,629
Net income per share — basic	$0.76	$0.52	$1.19	$0.99
Net income per share — diluted	$0.76	$0.51	$1.19	$0.99

Weighted average common shares outstanding
Basic	40,467,037	39,919,362	40,292,226	39,896,642
Diluted	40,606,326	40,145,278	40,438,053	40,105,731
Note:
The Company excluded certain one-time charges from the pro forma results for the six months ended June 30, 2009 and 2008 including, (i) transaction costs of $11.4 million and $3.6 million, respectively related to the acquisitions of CastlePoint and Hermitage, (ii) CastlePoint’s severance expenses of $2.0 million for the six months ended June 30, 2009, and (iii) Tower’s gain of $7.4 million related to the acquisition of CastlePoint for the six months ended June 30, 2009.
Note 4—Investments
The amortized cost and fair value of investments in fixed-maturity securities and equities are summarized as follows:

	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	OTTI
($ in thousands)	Cost	Gains	Months	Months	Value	Losses

June 30, 2009
U.S. Treasury securities	$35,734	$329	$(105)	$—	$35,957	$—
U.S. Agency securities	17,122	205	(89)	—	17,239	—
Municipal bonds	428,763	7,566	(2,392)	(747)	433,190	—
Corporate and other bonds
Finance	153,522	4,777	(929)	(5,497)	151,873	—
Industrial	243,538	4,872	(1,122)	(3,384)	243,904	—
Utilities	28,969	1,423	(8)	(186)	30,198	—
Commercial mortgage-backed securities	208,023	14,126	(1,556)	(18,619)	201,973	(5,567)
Residential mortgage-backed securities
Agency backed	259,869	4,885	(3)	—	264,751	—
Non-agency backed	26,606	447	(1,845)	(4,414)	20,793	(1,896)
Asset-backed securities	25,011	251	(417)	(3,111)	21,734	(2,536)

Total fixed maturity securities	1,427,156	38,882	(8,468)	(35,959)	1,421,612	(9,999)
Preferred stocks	8,558	83	(12)	(1,649)	6,980	—
Common stocks	227	59	(97)	—	189	—

Total	$1,435,941	$39,024	$(8,577)	$(37,607)	$1,428,781	$(9,999)

December 31, 2008
U.S. Treasury securities	$26,482	$524	$—	$—	$27,006
U.S. Agency securities	361	38	—	—	399
Municipal bonds	179,734	2,865	(2,485)	(166)	179,948
Corporate and other bonds
Finance	84,579	457	(6,003)	(4,173)	74,860
Industrial	122,599	475	(7,740)	(5,639)	109,695
Utilities	2,829	—	(205)	(204)	2,420
Commercial mortgage-backed securities	52,558	3	(4,399)	(16,626)	31,535
Residential mortgage-backed securities
Agency backed	70,416	1,799	(16)	(20)	72,178
Non-agency backed	31,441	4	(3,536)	(3,594)	24,315
Asset-backed securities	10,471	32	(2,652)	(49)	7,802

Total fixed maturity securities	581,470	6,198	(27,036)	(30,471)	530,158
Preferred stocks	5,551	—	—	(1,857)	3,694
Common stocks	7,175	5	(60)	—	7,120

Total	$594,196	$6,203	$(27,096)	$(32,328)	$540,973

Investments at June 30, 2009 include the fair value of the fixed-maturity securities and equities acquired with the acquisitions of CastlePoint and Hermitage. Under fair value accounting at the respective dates of acquisition, the cost or amortized cost is adjusted to equal the fair value which eliminates any unrealized gain or loss. The fair value of fixed maturity securities and equities acquired is shown in Note 3 “Acquisitions.”
Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008

Income
Fixed-maturity securities	$17,579	$7,577	$31,548	$16,275
Equity securities	234	109	549	495
Cash and cash equivalents	159	870	824	1,715
Dividends on common trust securities	220	83	273	164

Total	18,192	8,639	33,194	18,649
Expenses
Investment expenses	775	273	1,244	487

Net investment income	$17,417	$8,366	$31,950	$18,162

Proceeds from the sale and maturity of fixed-maturity securities were $293.6 million and $228.4 million for the six months ended June 30, 2009 and 2008, respectively. Proceeds from the sale of equity securities were $34.2 million and $5.1 million for the six months ended June 30, 2009 and 2008, respectively. The Company’s gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008

Fixed-maturity securities
Gross realized gains	$4,627	$526	$7,116	$4,432
Gross realized losses	(188)	(272)	(324)	(368)

	4,439	254	6,792	4,064

Equity securities
Gross realized gains	131	144	393	144
Gross realized losses	—	(75)	(61)	(75)

	131	69	332	69

Net realized gains (losses) on investments	4,570	323	7,124	4,133

Other-than-temporary impairment losses
Fixed-maturity securities	(4,128)	(8,293)	(7,354)	(8,293)
Equity securities	—	—	—	(2,436)

Total other-than-temporary impairment losses	(4,128)	(8,293)	(7,354)	(10,729)

Total net realized gains (losses), including other-than temporary impairment losses	$442	$(7,970)	$(230)	$(6,596)

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
In reviewing specific cash flow estimations for certain mortgage-backed securities (other than those of high credit quality or sufficiently collateralized to ensure that the possibility of credit loss is remote at the time of purchase), management follows the guidance of FSP EITF 99-20-1. Accordingly, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is significantly less than the present value previously estimated, OTTI is deemed to have occurred. Based on recent guidance in FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” a company that does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total decline in fair value related to the credit loss shall be recognized in earnings as OTTI, with the amount related to other factors recognized in accumulated other comprehensive net loss, net of applicable income taxes. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of loss realization.
The following table shows the number and amount of fixed-maturity and equity securities that the Company determined were OTTI for the three and six months ended June 30, 2009 and 2008 respectively. Beginning on

January 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2 and recorded the portion of OTTI representing credit losses in earnings with the remaining loss recorded in accumulated other comprehensive net loss.

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
($ in thousands)	No.	Amount	No.	Amount	No.	Amount	No.	Amount

Corporate and other bonds	8	$(1,366)	—	$—	8	(1,366)	—	$—
Commercial mortgage-backed securities	6	(2,505)	—	—	15	(8,026)	—	—
Residential mortgage-backed securities	16	(1,207)	15	(8,293)	21	(3,662)	15	(8,293)
Asset-backed securities	8	(1,061)	—	—	16	(1,817)	—	—
Equities	—	—	—	—	—	—	7	(2,436)

	38	$(6,139)	15	$(8,293)	60	$(14,871)	22	$(10,729)

Portion of loss recognized in accumulated other comprehensive net loss, principally residential mortgage-backed securities		2,011		—		7,517		—

Net impairment losses recognized in earnings		$(4,128)		$(8,293)		$(7,354)		$(10,729)

The following table provides a rollforward of the cumulative amount of OTTI showing the amounts that have been included in earnings for securities still held, on a pretax basis:

Six Months
Ended
($ in thousands)	June 30, 2009

Balance, January 1, 2009	$24,637
Non-Credit losses recognized upon adoption of FSP 115-2 and 124-2	(2,497)
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	5,122
OTTI has been previulsy recognized	2,246
Reductions due to:
Securities sold during the period (realized)	—
Securities which will be sold in coming periods	—

Balance, June 30, 2009	$29,509

Unrealized Losses
There are 692 investment positions at June 30, 2009 that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and that management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these investments for a period of time sufficient to allow for anticipated recovery of fair value to the Company’s cost basis. The following table presents information regarding the Company’s invested assets that were in an unrealized loss position at June 30, 2009 and December 31, 2008 by amount of time in a continuous unrealized loss position.

	Less than 12 Months			12 Months or Longer			Total
			Unrealized			Unrealized		Aggregate	Unrealized
($ in thousands)	No.	Fair Value	Losses	No.	Fair Value	Losses	No.	Fair Value	Losses

June 30, 2009
U.S. Treasury securities	11	$7,388	$(105)	—	$—	$—	11	$7,388	$(105)
U.S. Agency securities	5	1,023	(89)	—	—	—	5	1,023	(89)
Municipal bonds	114	148,421	(2,392)	17	12,576	(747)	131	160,996	(3,140)
Corporate and other bonds
Finance	71	31,679	(929)	46	37,800	(5,497)	117	69,479	(6,426)
Industrial	207	69,892	(1,122)	58	33,652	(3,384)	265	103,544	(4,506)
Utilities	14	3,465	(8)	5	1,397	(186)	19	4,862	(194)
Commercial mortgage- backed securites	34	38,370	(1,556)	31	23,269	(18,619)	65	61,639	(20,175)
Residential mortgage- backed securites
Agency backed	3	1,502	(3)	—	—	—	3	1,502	(3)
Non-agency backed	15	5,168	(1,845)	25	13,751	(4,414)	40	18,919	(6,260)
Asset-backed securities	9	787	(417)	15	5,498	(3,111)	24	6,285	(3,529)

Total fixed maturity securities	483	307,695	(8,468)	197	127,943	(35,959)	680	435,638	(44,427)
Preferred stocks	2	1,689	(12)	6	3,902	(1,649)	8	5,591	(1,661)
Common stocks	4	66	(97)	—	—	—	4	66	(97)

Total	489	$309,450	$(8,577)	203	131,846	(37,607)	692	$441,296	$(46,184)

December 31, 2008
U.S. Treasury securities
U.S. Agency securities
Municipal bonds	53	$49,879	$(2,485)	1	$371	$(166)	54	$50,250	$(2,651)
Corporate and other bonds
Finance	55	42,007	(6,003)	38	20,575	(4,173)	93	62,582	(10,176)
Industrial	110	72,787	(7,740)	32	17,701	(5,639)	142	90,488	(13,379)
Utilities	5	1,974	(205)	2	446	(204)	7	2,420	(409)
Commercial mortgage- backed securites	15	13,997	(4,399)	22	16,431	(16,626)	37	30,427	(21,026)
Residential mortgage- backed securites
Agency backed	6	3,408	(16)	1	582	(20)	7	3,990	(36)
Non-agency backed	32	12,676	(3,536)	16	9,953	(3,594)	48	22,629	(7,130)
Asset-backed securities	20	6,481	(2,652)	2	552	(49)	22	7,032	(2,701)

Total fixed maturity securities	296	203,208	(27,037)	114	66,610	(30,472)	410	269,818	(57,508)
Preferred stocks	—	—	—	6	3,694	(1,857)	6	3,694	(1,857)
Common stocks	1	1,440	(60)	—	—	—	1	1,440	(60)

Total	297	$204,648	$(27,096)	120	$70,304	$(32,329)	417	$274,952	$(59,424)

The unrealized position associated with the fixed maturity portfolio included $44.4 million in gross unrealized losses, consisting of asset-backed and mortgage-backed securities representing 68%, corporate bonds representing 25% and municipal bonds representing 7% of the total fixed maturity portfolio. The total fixed maturity portfolio of gross unrealized losses included 680 securities which were, in aggregate, approximately 10% below amortized cost. Of the 680 investments evaluated, 197 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these 197 investments at June 30, 2009 was $36.0 million. The Company does not consider these investments to be other-than-temporarily impaired.

The unrealized losses on the Company’s investments in preferred securities were primarily due to the market disruption caused by temporary market conditions. The Company evaluated all eight preferred securities that were in an unrealized loss position as of June 30, 2009. These securities have been in an unrealized loss position for a period ranging from four to thirty months. The severity of the impairment in relation to the carrying amounts of preferred stock ranged from 22% to 52% for four of these securities. The Company does not consider these investments to be other-than-temporarily impaired.
The following tables stratifies, by securitized assets and all other assets, the length of time the gross unrealized losses in the Company’s portfolio at June 30, 2009, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security.

	Securitized Assets
		Total Gross	Decline of Investment Value
	Fair	Unrealized	>15%		>25%		>50%
($ in thousands)	Value	Losses	No.	Amount	No.	Amount	No.	Amount

Unrealized loss for less than 6 month	$38,396	$(1,552)	3	$(609)	—	$—	—	$—
Unrealized loss for over 6 months	6,230	(1,770)	7	(579)	3	(887)	4	(245)
Unrealized loss for over 12 months	15,631	(4,707)	5	(649)	11	(1,937)	8	(1,700)
Unrealized loss for over 18 months	9,427	(5,455)	3	(358)	7	(2,262)	5	(2,583)
Unrealized loss for over 2 years	18,662	(16,483)	4	(1,887)	10	(2,043)	14	(12,503)

	$88,346	$(29,967)	22	$(4,081)	31	$(7,129)	31	$(17,031)

	All Other Assets
		Total Gross	Decline of Investment Value
	Fair	Unrealized	>15%		>25%		>50%
($ in thousands)	Value	Losses	No.	Amount	No.	Amount	No.	Amount

Unrealized loss for less than 6 month	$239,560	$(3,474)	—	$—	1	$(1)	1	$(34)
Unrealized loss for over 6 months	22,627	(1,182)	—	—	2	(10)	3	(93)
Unrealized loss for over 12 months	48,844	(4,770)	3	(479)	2	(1,201)	1	(210)
Unrealized loss for over 18 months	16,199	(2,777)	10	(2,071)	1	(66)	1	(238)
Unrealized loss for over 2 years	25,720	(4,014)	11	(1,628)	3	(1,054)	1	(267)

	$352,950	$(16,217)	24	$(4,177)	9	$(2,331)	7	$(841)

The Company evaluated the severity of the impairment in relation to the carrying amount for the securities referred to above and found it to be between 1% and 90%. The Company considered all relevant factors, in assessing whether the loss was other-than-temporary. The Company does not intend to sell its fixed maturity securities and it is not more likely than not that the Company will be required to sell these investments until there is a recovery of fair value to the Company’s original cost basis, which may be at maturity. As a result, the Company does not consider these investments to be other-than-temporarily impaired.
Fixed Maturity Investment—Time to Maturity
The following table shows the composition of our fixed maturity portfolio by remaining time to maturity at June 30, 2009 and December 31, 2008. For securities that are redeemable at the option of the issuer and have a market price that is grater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date.

	June 30, 2009		December 31, 2008
	Amortized		Amortized
($ in thousands)	Cost	Fair Value	Cost	Fair Value

Remaining Time to Maturity
Less than one year	$19,704	$19,806	$8,813	$8,789
One to five years	287,720	291,172	115,645	112,514
Five to ten years	322,186	320,696	189,267	176,218
More than 10 years	278,038	280,687	102,859	96,807
Mortgage and asset-backed securities	519,509	509,252	164,886	135,831

Total	$1,427,157	$1,421,612	$581,470	$530,159

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
Level 3 — Inputs to the valuation methodology are unobservable for the asset or liability and are significant to the fair value measurement. Included are investments in certain illiquid commercial and residential mortgage-backed securities.
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
During the three and six months ended June 30, 2009, certain securities, primarily commercial and non-agency mortgage-backed and asset-backed securities were either not traded or very thinly traded due to concerns in the securities market. As a result, prices from independent third party pricing services, broker quotes or other observable inputs were not always available, or, in the case of certain broker quotes, were non-binding. Therefore, the fair values of these securities were estimated using a model to develop a security price using future cash flow expectations that were developed based on collateral composition and performance and discounted at an estimated market rate (including estimated risk and liquidity premiums) taking into account estimates of the rate of future prepayments, current credit spreads, credit subordination protection, mortgage origination year, default rates, benchmark yields and time to maturity. For certain securities, broker quotes were available and these were also considered in determining the appropriateness of the developed security price.
As at June 30, 2009, the Company’s investments are allocated among levels as follows:

($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments
U.S. Treasury securities	$—	$35,957	$—	$35,957
U.S. Agency securities	—	17,239	—	17,239
Municipal bonds	—	433,190	—	433,190
Corporate and other bonds	—	425,975	—	425,975
Commercial mortgage-backed securities	—	198,376	3,597	201,973
Residential mortgage-backed securities
Agency	—	264,751	—	264,751
Non-agency	—	6,872	13,922	20,793
Asset-backed securities	—	16,341	5,393	21,734

Total fixed maturities	—	1,398,701	22,912	1,421,612
Equity investments	6,832	336	—	7,169

Total	$6,832	$1,399,036	$22,912	$1,428,781

The Company’s use of Level 3 (the unobservable inputs) included 81 securities and accounted for less than 2% of total investments at June 30, 2009.
The following table summarizes changes in Level 3 assets measured at fair value for the six months ended June 30, 2009:

($ in thousands)

Beginning balance	$18,084
Total gains (losses)-realized / unrealized
Included in net income	(6,002)
Included in other comprehensive income (loss)	(201)
Purchases, issuances and settlements	747
Net transfers into (out of) Level 3	10,284

Ending balance	$22,912

Note 6—Goodwill and Intangible Assets
Goodwill
Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. See Note 3 to the Unaudited Interim Consolidated Financial Statements for information regarding the calculation of goodwill related to the acquisitions of CastlePoint and Hermitage. Under SFAS 142, the Company is required to allocate goodwill to its reportable segments in accordance with FASB No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Such allocation has not been completed as of June 30, 2009.
The Company performs an annual impairment analysis to identify potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized. This annual test is performed at December 31 of each year or more frequently if events or circumstances change in a way that requires the Company to perform the impairment analysis on an interim basis. Goodwill impairment testing requires an evaluation of the estimated fair value of each reporting unit to its carrying value, including the goodwill. An impairment charge is recorded if the estimated fair value is less than the carrying amount of the reporting unit. No impairments have been identified to date.

Intangibles
Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and trademarks. Insurance company licenses are considered indefinite life intangible assets subject to annual impairment testing. The weighted average amortization period of identified intangible assets of finite useful life is 14.7 years as of June 30, 2009.
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
With the acquisition of Hermitage on February 27, 2009, the Company recognized $10.8 million of identifiable intangible assets including Hermitage’s customer and producer relationships of $6.6 million, trademarks of $0.8 million and insurance company licenses of $3.4 million. The customer and producer relationships and trademarks acquired are finite lived assets that will be amortized over fifteen and five years, respectively, and are subject to annual impairment testing. The insurance company licenses are included as indefinite lived intangibles subject to annual impairment testing.
The components of intangible assets are summarized as follows:

	June 30, 2009				December 31, 2008
		Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
($ in thousands)	Life (in yrs)	Amount	Amortization	Amount	Amount	Amortization	Amount

Insurance licenses	—	$10,603	$—	$10,603	$6,503	$—	$6,503
Customer relationships	10-20	30,580	(4,435)	26,145	17,090	(3,129)	13,961
Trademarks	5	2,340	(125)	2,215	—	—	—

Total		$43,523	$(4,560)	$38,963	$23,593	$(3,129)	$20,464

During the three and six months ended June 30, 2009 and 2008, the Company recorded amortization expense, related to intangibles, of $0.9 million and $0.6 million and $1.4 million and $0.4 million, respectively. The estimated aggregate amortization expense for the remainder of the current year and each of the next five years is:

$ in thousands)
2009	$1,754
2010	3,591
2011	3,135
2012	2,769
2013	2,478
2014	1,832
Note 7—Investment in Unconsolidated Affiliate—CastlePoint
The Company acquired CastlePoint on February 5, 2009, at which time it became a wholly-owned subsidiary. The Company recorded the following adjustments to its equity investment in CastlePoint through the acquisition date:

($ in millions)

Carrying value of equity investment, January 1, 2009	$29.3
Equity in net loss of CastlePoint	(0.8)
Equity in net unrealized gain / (loss) of the CastlePoint investment portfolio	(0.8)
Dividends received from CastlePoint	(0.1)
Acquisition of CastlePoint by Tower on February 5, 2009	(27.6)

Carrying value of equity investment, June 30, 2009	$0.0

The Company has recorded $830,000 of CastlePoint dividends received or accrued since inception as a reduction to its investment in CastlePoint.
See Note 3—“Acquisitions” for a complete description of accounting for the acquisition of CastlePoint.
Note 8—Other Assets

	(Unaudited)
	June 30,	December 31,
($ in thousands)	2009	2008

Receivable — claims paid by agency	$6,812	$4,639
Investment in statutory business trusts, equity method	7,058	3,036
Receivable for securities	—	3,542
Deferred merger and acquisition expenses	—	9,412
Prepaids, deposits and advances	4,537	4,006
Receivable from residual market plans	2,973	2,818
Commission receivable from issuing carriers	5,653	7,887
Other	11,046	6,900

Other assets	$38,079	$42,240

Note 9—Loss and Loss Adjustment Expense
Incurred losses attributable to insured events of prior years decreased by $6.5 million for the first six months of 2009 of which $3.0 million was due to a decrease in required LAE reserves during the first three months of 2009 as a result of changing to a fix fee billing for our in-house attorneys for claims handled and legal fee auditing of external attorneys’ bills for business written by CPIC and Hermitage. The additional decrease was also due to favorable development in the quarter ending June 30, 2009 of $2.4 million in our Brokerage Business segment and $1.1 million in our Specialty Business segment.
The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE for the six month period ended June 30, 2009:

($ in thousands)

Balance at January 1, 2009	$534,991
Less reinsurance recoverables on unpaid losses	(222,229)

312,762
CastlePoint net reserves at date of acquisition	282,434
Hermitage net reserves at date of acquisition	87,567
Incurred related to:
Current year	216,571
Prior years	(6,488)

Total incurred	210,083
Paid related to:
Current year	47,857
Prior years	126,749

Total paid	174,606

Net balance at end of year	718,240
Add reinsurance recoverables on unpaid losses	114,935

Balance at June 30, 2009	$833,175

Note 10—Accounts Payable, Accrued Liabilities and Other Liabilities

	(Unaudited)
	June 30,	December 31,
($ in thousands)	2009	2008

Funds held as agent	$2,711	$3,516
Accounts payable and accrued expenses	41,564	12,470
Deferred rent liability	6,844	7,014
Payable for securities	1,064	—
Federal and state income taxes payable	10,715	5,368
Other	7,687	7,562

Accounts payable, accrued expenses and other liabilities	$70,585	$35,930

Note 11—Debt
Subordinated Debentures
The Company, and its wholly-owned subsidiaries, has issued trust preferred securities through wholly-owned Delaware statutory business trusts. The trusts use the proceeds of the sale of the trust preferred securities and common securities that the Company acquired from the trusts to purchase a junior subordinated debenture from the Company with terms that match the terms of the trust preferred securities. Interest on the junior subordinated debentures and the trust preferred securities is payable quarterly. In some cases, the interest rate is fixed for an initial period of five years after issuance, then floats with changes in the London Interbank Offered Rate (“LIBOR”) and in other cases the interest rate floats with LIBOR without any initial fixed-rate period. The principal terms of the outstanding trust preferred securities relating to CastlePoint, which were assumed by the Company on February 5, 2009, are summarized in the following table:

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

Total interest expense incurred for all subordinated debentures, including amortization of deferred origination costs, was $4.7 million and $8.4 million and $2.2 million and $4.5 million, respectively, for the three and six months ended June 30, 2009 and 2008, respectively.
Aggregate scheduled maturities of the subordinated debentures at June 30, 2009 are:

($ in thousands)

2033	$20,620
2034	25,775
2035	13,403
2036	123,741
2037	51,519

$235,058

Note 12—Stockholders’ Equity
Authorized Shares of Common Stock
On January 28, 2009, an amendment to increase the number of authorized shares of common stock, par value $0.01 per share, from 40,000,000 shares to 100,000,000 shares was approved at a special meeting of stockholders. The amendment was filed with the Secretary of the State of Delaware on February 4, 2009.
Shares of Common Stock Issued
In connection with the acquisition of CastlePoint on February 5, 2009, the Company issued 16,878,410 shares to the shareholders of CastlePoint increasing the Company’s shares outstanding and increasing Common Stock by $169,000 and Paid-in Capital by $421.5 million.
Warrants
As part of the IPO in October 2004, the Company issued to Friedman, Billings, Ramsey & Co., Inc. (“FBR”), the lead underwriter, warrants to purchase 189,000 shares of the Company’s common stock at an exercise price of $8.50 per share. The warrants are exercisable for a term of five years beginning on October 20, 2004 and expire on October 20, 2009. During 2008, FBR assigned the then outstanding warrants to six of its employees, two of whom exercised their warrants during 2008.

			Warrants	Treasury
Exercise Date	Exercised by	Exercise Type	Surrendered	Shares Issued

January 2, 2009	FBR employee	Cashless	5,000	3,211
March 2, 2009	FBR employee	Cashless	6,000	3,945
March 30, 2009	FBR employee	Cashless	6,000	3,823
April 6, 2009	FBR employee	Cashless	8,000	5,214
As of June 30, 2009, there were no warrants outstanding.
Dividends Declared
The Company declared dividends on common stock of $2.8 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively, and $4.8 million and $2.3 million for the six months ended June 30, 2009 and 2008, respectively.
Note 13—Stock Based Compensation
Restricted Stock Awards
During the six months ended June 30, 2009 and 2008, restricted stock shares were granted to senior officers and key employees as shown in the table below. Included in the restricted stock shares granted in 2009 were 83,228 restricted stock shares that were originally issued to employees or directors of CastlePoint and were converted into restricted shares of the Company’s common stock upon the acquisition of CastlePoint. The fair value of the awards for the six months ended June 30, 2009 and 2008 was $7.3 million and $3.4 million, respectively, on the date of grant. Compensation expense recognized for the six months ended June 30, 2009 and 2008 was $1.2 million and $0.7 million net of tax, respectively. The total intrinsic value of restricted stock vesting was $1.7 million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively. The intrinsic value of the unvested restricted stock outstanding as of June 30, 2009 is $12.3 million.
Changes in restricted stock for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended June 30,
	2009		2008
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value

Outstanding, January 1	258,645	$26.01	195,468	$24.97
Granted	317,545	22.89	138,326	24.75
Vested	(73,945)	26.24	(71,641)	20.72
Forfeitures	(5,048)	27.16	(518)	29.03

Outstanding, June 30	497,197	$23.99	261,635	$26.01

Stock Options
The following table provides an analysis of stock option activity during the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009		2008
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding, January 1	258,530	$5.57	281,896	$4.94
Granted at fair value	1,148,308	20.61	—	—
Exercised	(32,615)	12.75	(16,616)	8.22
Forfeitures and expirations	(105,462)	22.11	—	—

Outstanding, June 30	1,268,761	$17.60	265,280	$5.40

Exercisable, June 30	766,761	$15.78	216,680	$4.70

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
The fair value measurement objective of SFAS No, 123-R is achieved using the Black-Scholes model as the model (a) is applied in a manner consistent with the fair value measurement objective and other requirements of SFAS No. 123-R, (b) is based on established principles of financial economic theory and generally applied in that field and (c) reflects all substantive characteristics of the instrument.
Compensation expense (net of tax) related to stock options was $0.8 million and $24,000 for the six months ended June 30, 2009 and 2008, respectively. The intrinsic value of stock options outstanding as of June 30, 2009 is $9.1 million, of which $6.9 million is related to vested options.
The total remaining compensation cost related to non-vested stock options and restricted stock awards not yet recognized in the income statement was $12.5 million of which $2.2 million was for stock options and $10.3 million was for restricted stock as of June 30, 2009. The weighted average period over which this compensation cost is expected to be recognized is 4.5 years.
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

	June 30,	December 31,
($ in thousands)	2009	2008

Deferred tax asset:
Claims reserve discount	$26,177	$11,863
Unearned premium	32,796	12,837
Equity compensation plans	4,714	273
Depreciation and amortization	2,272	(7,096)
Net unrealized depreciation of securities	2,506	18,919
Investment impairments	10,483	8,680
Net operating loss carryforwards	19,307	13,632
Capital loss carryforwards	—	2,848
Allowance for doubtful accounts	232	136
Other	3,210	514

Total deferred tax assets	101,697	62,606
Deferred tax liability:
Deferred acquisition costs net of deferred ceding commission revenue	41,590	18,578
Equity compensation plans		—
Warrant received from unconsolidated affiliate	—	1,612
Gain from issuance of common stock by unconsolidated affiliate	—	3,706
Equity income in unconsolidated affiliate	121	1,111
Salvage and subrogation	764	764
Accrual of bond discount	641	628
Other	31	—

Total deferred tax liabilities	43,147	26,399

Net deferred income tax asset	$58,550	$36,207

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Prior to purchase, CastlePoint Management (CPM) established a valuation allowance against its state NOL benefits. The Company has reviewed the CPM valuation allowance and determined that it should be recorded by the Company as of the acquisition date.
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
Section 382 imposes limitations on a corporation’s ability to utilize its net operating loss carry forwards (NOL) if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. As a result of the acquisition, Preserver underwent an ownership change. Use of Preserver’s NOL of $37.6 million and CastlePoint’s NOL of $17.6 million are subject to an annual limitation under Section 382 determined by multiplying the value of Preserver’s and CastlePoint’s stocks at the time of purchase by the applicable long-term tax free rate resulting in an annual limitation amount of approximately $2.8 million and $10.0 million, respectively. Any unused annual limitation may be carried over to later years. Preserver’s NOL balance has been adjusted to reflect the finalization of Preserver’s income tax returns with the IRS.
At June 30, 2009, the Company had $55.2 million of net operating loss carryforwards that will expire if unused in 2009-2027.
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
The Company has also made elections under IRC §338(h) (10) with regards to its purchase of HIG. The effect of these elections is to treat HIG as a new corporation, effective as of the day of the closing, with a fair market value basis in their assets for US tax purposes and a new taxable year beginning the day after the closing.
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. At the adoption date and as of June 30, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were zero for the three and six months ended June 30, 2009 and 2008.
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

All prior-period earnings per share data has been adjusted retrospectively to conform to the provisions of this FSP. As a result of the adoption of FSP EITF 03-6-1, weighted average common shares outstanding for the three and six months ended June 30, 2008 increased by 280,959 and 249,951 shares to 23,321,911 and 23,268,226 shares, respectively. Basic earnings per share for the three and six months ended June 30, 2008 decreased by $0.00 and $0.01, respectively.
The following table shows the computation of the Company’s earnings per share pursuant to the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share amount	2009	2008	2009	2008

Numerator
Net income	$30,627	$10,169	$48,604	$25,022

Denominator
Weighted average common shares outstanding	40,467,037	23,321,911	37,109,965	23,268,226
Effect of dilutive securities:
Stock options	130,375	136,620	131,827	141,356
Unvested restricted stock units	8,860	44,607	8,107	26,860
Warrants	58	24,124	5,901	24,675

Weighted average common and potential dilutive shares outstanding	40,606,331	23,527,262	37,255,799	23,461,117

Earnings per share — basic
Common stock:
Distributed earnings	$0.07	$0.05	$0.12	$0.10
Undistributed earnings	0.69	0.39	1.19	0.98

Total	0.76	0.44	1.31	1.08

Earnings per share — diluted	$0.75	$0.44	$1.30	$1.07

Note 17—Changes in Estimates
See Note 9—”Loss and Loss Adjustment Expenses” for information on changes in estimates.
The insurance subsidiaries’ changes in estimated sliding scale commission revenue resulted in a $2.2 million reduction to ceding commission revenue in both the three and six months ended June 30, 2009, compared to a decrease of $0.3 million and $0.8 million, respectively, of ceding commission revenue in the same periods in 2008. TRM’s changes in estimated sliding scale commissions were a decrease in direct commission revenue for prior years of $0.9 million and $1.1 million in the three and six months ended June 30, 2009, respectively, compared to a decrease of $0.4 million and $1.0 million in direct commission revenue for the same periods last year.
Note 18—Segment Information
The Company has changed its presentation of its business results by allocating its previously reported insurance segment into brokerage insurance and specialty business, based on the way management organizes the segments for making operating decisions and assessing profitability. This change results in reporting three segments: brokerage (commercial and personal lines underwriting), specialty, which will include third party reinsurance assumed by CPRe, and insurance services (underwriting, claims and reinsurance services). The prior period segment disclosures have been restated to conform to the current presentation. The Company considers many factors in determining reportable segments including economic characteristics, production sources, products or services offered and the regulatory environment.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company evaluates segment performance based on segment profit, which excludes investment income, realized gains and losses, interest expense, income taxes and incidental corporate expenses. The Company does not allocate assets to segments because assets, which consist primarily of investments and fixed assets, other than intangibles and goodwill, are considered in total by management for decision-making purposes. Intangibles and goodwill are allocated for purposes of impairment testing as more fully described in Note 6—“Goodwill and Intangible Assets.”

Business segments results are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008

Brokerage Insurance Segment
Revenues
Net premiums earned	$173,552	$62,143	$300,863	$128,473
Ceding commission revenue	5,885	17,380	16,553	35,788
Policy billing fees	709	459	1,241	961

Total revenues	180,145	79,982	318,656	165,222

Expenses
Net loss and loss adjustment expenses	89,749	32,673	155,657	68,735
Underwriting expenses	65,274	35,549	118,564	74,820

Total expenses	155,023	68,222	274,221	143,555

Underwriting profit	$25,121	$11,759	$44,434	$21,667

Specialty Business Segment
Revenues
Net premiums earned	$55,899	$7,971	$96,678	$10,072
Ceding commission revenue	1,280	4,111	4,190	6,357

Total revenues	57,178	12,082	100,867	16,429

Expenses
Net loss and loss adjustment expenses	30,077	4,250	54,426	5,485
Underwriting expenses	17,050	6,711	33,372	9,428

Total expenses	47,127	10,961	87,798	14,913

Underwriting profit	$10,052	$1,121	$13,070	$1,516

Insurance Services Segment
Revenues
Direct commission revenue from managing general agency	$(824)	$11,903	$2,283	$20,067
Claims administration revenue	136	1,013	982	1,970
Other administration revenue	221	1,209	416	1,580
Reinsurance intermediary fees	207	117	301	285
Policy billing fees	60	96	79	172

Total revenues	(200)	14,338	4,061	24,074

Expenses
Direct commission expense paid to producers	125	5,154	1,616	8,525
Other insurance services expenses:
Underwriting expenses reimbursed to TICNY	181	3,171	1,040	4,745
Claims expense reimbursement to TICNY	136	1,013	982	1,970

Total expenses	441	9,338	3,637	15,240

Insurance services pretax income (loss)	$(641)	$5,000	$424	$8,834

The following table reconciles revenue by segment to consolidated revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008

Brokerage insurance segment	$180,145	$79,982	$318,656	$165,222
Specialty business segment	57,178	12,082	100,867	16,429
Insurance services segment	(200)	14,338	4,061	24,074

Total segment revenues	237,124	106,402	423,585	205,725
Net investment income	17,417	8,366	31,950	18,162
Net realized gains (losses) on investments, including other-than-temporary impairments	442	(7,970)	(230)	(6,596)

Consolidated revenues	$254,983	$106,798	$455,305	$217,290

The following table reconciles the results of the Company’s individual segments to consolidated income before taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008

Brokerage insurance segment underwriting profit	$25,121	$11,759	$44,434	$21,667
Specialty business segment underwriting profit	10,052	1,121	13,070	1,516
Insurance services segment pretax income	(641)	5,000	424	8,834
Net investment income	17,417	8,366	31,950	18,162
Net realized gains (losses) on investments, including other-than-temporary impairments	442	(7,970)	(230)	(6,596)
Corporate expenses	(1,196)	(619)	(2,538)	(1,004)
Interest expense	(4,659)	(2,162)	(8,442)	(4,484)
Other income (loss) *	—	762	(4,737)	1,522

Income before taxes	$46,536	$16,257	$73,931	$39,617

*	See Note 3—“Acquisitions” and Note 7—“Investment in Unconsolidated Affiliate—CastlePoint”
Note 19—Subsequent Events
The Company has performed an evaluation of subsequent events through August 6, 2009, which is the date the financial statements were issued.
Pending Acquisition of Specialty Underwriters’ Alliance, Inc.
On June 21, 2009, Tower Group, Inc. (“Tower”), Tower S.F. Merger Corporation, a wholly-owned subsidiary of Tower (“Merger Sub”), and Specialty Underwriters’ Alliance, Inc. (“SUAI”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge into SUAI, with SUAI continuing as the surviving corporation and a wholly-owned subsidiary of Tower.
At the closing, SUAI shareholders will receive 0.28 shares of Tower common stock. The exchange ratio is subject to adjustment based on Tower’s volume weighted average price per share during a 15-day trading window prior to closing and will be fixed at 0.28 if the average price of Tower stock during such period is greater than or equal to $23.25 and less than or equal to $27.75. If the average stock price during such period is greater than $27.75, the exchange ratio will be adjusted downward to provide SUAI shareholders with a fixed value per share of $7.77. If the average stock price during such period is less than $23.25 but greater than or equal to $20.00, the exchange ratio will be adjusted upward to provide SUAI shareholders with a fixed value per share of $6.51. However, if Tower’s average stock price during such period falls below $20.00, the exchange ratio will be fixed at 0.3255, and SUAI will have the right, for a limited period, to terminate the Merger Agreement, unless Tower elects to add Tower shares to provide SUAI shareholders with a value per share of $6.51.

The boards of directors of Tower and SUAI have approved the Merger Agreement and the transactions contemplated thereby, and the board of directors of SUAI has recommended the Merger Agreement and such transactions to SUAI shareholders.
The transaction is expected to close in late 2009, subject to customary closing conditions, including the approval by SUAI shareholders and receipt of certain regulatory approvals.
Under the Merger Agreement, SUAI is required to pay Tower a termination fee of $3 million plus Tower’s expenses up to a cap of $1 million in certain customary circumstances, including if SUAI terminates the Merger Agreement to accept a superior proposal. Similarly, under the Merger Agreement, Tower is required to reimburse SUA’s expenses up to a cap of $1 million in the event that SUAI terminates the Merger Agreement for Tower’s breach, subject to certain exceptions.
Legal Proceedings
On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (the “Company”) in the United States District Court for the District of New Jersey seeking, inter alia, to recover approximately $6.1 million under various retrocessional contracts pursuant to which the Company reinsures Munich. On June 22, 2009, the Company filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover approximately $2.8 million under various reinsurance contracts pursuant to which Munich reinsures the Company. On June 17, 2009, Munich commenced a separate action against the Company in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access to the Company’s books and records pertaining to various quota share agreements, to which the Company filed its answer on July 7, 2009. Because the litigation is only in its preliminary stage and there has thus far been no discovery, management is unable to assess the likelihood of any particular outcome, including what amounts, if any, will be recovered by the parties from each other under the reinsurance and retrocession contracts that are at issue. Accordingly, an estimate of the possible range of loss, if any, cannot be made.
Dividends
The Company’s Board of Directors approved a quarterly dividend on July 29, 2009 of $0.07 per share payable on September 25, 2009 to stockholders of record as of September 14, 2009.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note on Forward-Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and to the insurance sector in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the Federal securities laws or otherwise.
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	developments that may delay or limit our ability to enter new markets as quickly as we anticipate;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	the effects of acts of terrorism or war;

•	developments in the world’s financial and capital markets that adversely affect the performance of our investments;

•	changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	changes in acceptance of our products and services, including new products and services;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	changes in the percentage of our premiums written that we cede to reinsurers;

•	decreased demand for our insurance or reinsurance products;

•	loss of the services of any of our executive officers or other key personnel;

•	the effects of mergers, acquisitions and divestitures;

•	changes in rating agency policies or practices;

•	changes in legal theories of liability under our insurance policies;

•	changes in accounting policies or practices;

•	changes in general economic conditions, including inflation, interest rates, recession and other factors;

•	disruptions in Tower’s business arising from the integration of CastlePoint and Hermitage into Tower;

•	increases in Tower’s exposure to risk of loss arising from the CastlePoint merger or the Hermitage acquisition;

•	the possibility that Tower will incur significant charges on writing down the goodwill and intangibles established in connection with acquisitions if those businesses do not perform well or Tower does not integrate these acquired businesses successfully;

•	the possibility that the proposed merger with SUA may not be completed or may be delayed;

•	the risk that governmental and other consents needed to complete the merger with SUA may be delayed, not granted or granted with unacceptable conditions;

•	unanticipated difficulties in combining Tower and SUA;

•	disruptions in Tower’s business arising from the anticipation of the transactions and the integration of Tower and SUA; and

•	Currently pending or future litigation or governmental proceedings.
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
Consolidated Results of Operations
During the first quarter we closed on the acquisitions of CastlePoint and Hermitage on February 5, 2009 and February 27, 2009, respectively. Accordingly, our consolidated revenues and expenses reflect significant changes as a result of these acquisitions particularly through the expansion of our distribution platform that now includes all of the specialty business produced through program underwriting agents and small insurance companies through

CastlePoint, as reported in our Specialty Business segment, and excess and surplus lines distribution through Hermitage as reported in our Brokerage Insurance segment.
Accordingly, we have changed the presentation of our business results by allocating our previously reported insurance segment between brokerage insurance and specialty program insurance based on the way management organizes the segments for making operating decisions and assessing profitability. This will result in reporting three segments: brokerage insurance, specialty business and insurance services. The prior period segment disclosures have been restated to conform to the current presentation. Because we do not manage our assets by segments, our investment income is not allocated among our segments. Operating expenses incurred by each segment are recorded in such segment directly. General corporate overhead not incurred by an individual segment is allocated based upon the methodology deemed to be most appropriate which may include employee head count, policy count and premiums earned in each segment.
Our results of operations are discussed below in two parts. The first part discusses the consolidated results of operations. The second part discusses the results of each of our three segments. The comparison between quarters is affected by the acquisition of CastlePoint on February 5, 2009 and Hermitage on February 27, 2009.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
($ in millions)	2009	2008	Change	Percent	2009	2008	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$267.6	$138.6	$129.0	93.1%	$483.7	$273.8	$209.9	76.7%
Less: Ceded premiums earned	(38.2)	(68.5)	30.3	(44.3%)	(86.2)	(135.2)	49.1	(36.3%)

Net premiums earned	229.5	70.1	159.3	227.3%	397.5	138.5	259.0	186.9%
Total commission and fee income	7.7	36.3	(28.6)	(78.9%)	26.0	67.2	(41.1)	(61.2%)
Net investment income	17.4	8.4	9.1	108.2%	31.9	18.2	13.8	75.9%
Net realized investment (losses) gains	0.4	(8.0)	8.4	(105.5%)	(0.2)	(6.6)	6.4	(96.5%)

Total	255.0	106.8	148.2	138.8%	455.3	217.3	238.0	109.5%

Expenses
Net loss and loss adjustment expenses	119.8	36.9	82.9	224.5%	210.1	74.2	135.9	183.1%
Operating expenses	84.0	52.2	31.7	60.8%	158.1	100.5	57.6	57.3%
Interest expense	4.7	2.2	2.5	115.5%	8.4	4.5	4.0	88.3%

Total expenses	208.4	91.3	117.1	128.3%	376.6	179.2	197.4	110.2%

Equity in income (loss) of unconsolidated affiliate	—	0.8	(0.8)	(100.0%)	(0.8)	1.5	(2.3)	(151.0%)
Acquisition-related transaction costs	—	—	—		(11.3)	—	(11.3)	NM
Gain on investment in acquired unconsolidated affiliate	—	—	—		7.4	—	7.4	NM

Income before taxes	46.5	16.3	30.3	186.2%	73.9	39.6	34.3	86.6%
Federal and state income taxes	15.9	6.1	9.8	161.3%	25.3	14.6	10.7	73.5%

Net Income	$30.6	$10.2	$20.5	201.2%	$48.6	$25.0	$23.6	94.2%

Percent of total revenues:
Net premiums earned	90.0%	65.7%			87.3%	63.8%
Commission and fee income	3.0%	34.0%			5.7%	30.9%
Net investment income	6.8%	7.8%			7.0%	8.4%
Net realized investment gains (losses)	0.2%	(7.5%)			0.0%	(3.0%)

Return on average equity (1)	15.0%	12.8%			18.6%	15.9%

(1)	The impact of net realized investment gains and acquisition-related transaction costs, net of tax, increased return on average equity by 0.6% for the second quarter of 2009 and lowered return on average equity by 3.6% for the six months ended June 30, 2009.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
($ in millions)	2009	2008	Change	Percent	2009	2008	Change	Percent

Key Measures
Gross premiums written and produced:
Written by Brokerage and Specialty	$260.7	$166.0	94.8	57.1%	$460.7	$301.1	159.6	53.0%
Insurance Segments
Produced by Insurance Services Segment	0.5	36.1	(35.6)	(98.7%)	11.2	59.4	(48.2)	(81.1%)
Assumed premiums	(0.3)	(0.2)	(0.1)	80.4%	0.3	(1.2)	1.5	(128.9%)

Total	$260.9	$201.9	$59.0	29.2%	$472.2	$359.3	$113.0	31.4%

Underwriting Ratios for Brokerage Insurance and Specialty Business Segments Combined

Loss Ratios
Gross	50.5%	50.5%			54.7%	50.1%
Net	52.2%	52.7%			52.8%	53.6%
Accident Year Loss Ratios
Gross	53.6%	51.5%			54.4%	51.1%
Net	53.7%	54.5%			54.4%	54.5%
Underwriting Expense Ratios
Gross	30.5%	30.2%			31.2%	30.4%
Net	32.4%	29.0%			32.7%	29.7%
Combined Ratios
Gross	81.0%	80.6%			85.8%	80.5%
Net	84.7%	81.6%			85.5%	83.3%
Consolidated Results of Operations Three and Six Months Ended June 30, 2009 and 2008
Total revenues. During the first quarter we closed on the acquisitions of CastlePoint and Hermitage on February 5, 2009 and February 27, 2009, respectively. Accordingly, our consolidated revenues and expenses reflect significant changes as a result of these acquisitions. Total revenues increased due to significant increases in net premiums earned, and net investment income, offset by reductions in commission and fee income. Net premiums earned, as a percent of total revenues, increased due to organic growth in Tower’s gross premiums, discussed more fully in the Brokerage Insurance Segment Results of Operations and Specialty Business Segment Results of Operations below. Net premiums earned also increased due to the inclusion, in the consolidated entity from February 5, 2009, of Brokerage Insurance premiums managed by Tower but previously ceded to or placed with a CastlePoint insurance company and certain Specialty Business premiums on Tower writing companies paper previously ceded to CastlePoint. Also, in order to effectively utilize the additional capital obtained through the acquisition of CastlePoint, we did not cede any premiums externally on a quota share basis during either the first or second quarter thereby also increasing net premiums earned.
Although net investment income, excluding realized capital losses or gains, increased in the three and six months ended June 30, 2009 compared to the comparable periods in 2008, primarily as a result of the CastlePoint and Hermitage acquisitions and positive operating cash flow, such income represented 6.8% and 7.0%, respectively, of total revenues for the three and six months ended June 30, 2009, as compared to 7.8% and 8.4%, respectively, for the same periods last year as net premiums earned was a more significant contributor to total consolidated revenues in 2009.
Total commission and fee income for the three months ended June 30, 2009 was 3.0% of total revenues as compared to 34.0% in the same period in 2008. This decline was due primarily to a reduction in ceding commission revenue which resulted from the elimination of ceding commission revenue earned from CastlePoint Reinsurance, as well as not having ceded any brokerage insurance business on a quota share basis in 2009. In addition, fee income declined from lower placements by TRM, our managing general agency, which placed business with and on behalf of CPIC in 2008 and thereby generated fee income for the entire first half of 2008, whereas fee income on such placed business in the first half of 2009 was earned only from January 1, 2009 to the closing date on February 5, 2009. The placement of business with CPIC ceased on February 5, 2009 and the earned premiums on such business, since that date, are included in consolidated gross and net premiums earned.
Premiums earned. The increase in gross and net premiums earned was primarily due to the CastlePoint and Hermitage acquisitions. Net premiums earned by CastlePoint since the acquisition date were $98.8 million and $169.5 million, respectively for the three and six months ended June 30, 2009. Net premiums earned by Hermitage since the acquisition date were $23.3 million and $31.2 million, respectively for the three and six months June 30, 2009. The decrease in ceded premiums earned resulted from our decision to not cede any brokerage premiums on a quota share basis in 2009 as compared to ceded premiums in 2008 to CastlePoint of $111.0 million under quota share agreements.
Commission and fee income. Commission and fee income decreased primarily due to our decision to not cede brokerage premiums in 2009 as discussed above. Ceding commission revenue in 2009 represents commissions on ceded premiums earned from quota share reinsurance contracts written in 2008 and continuing to earn in 2009. TRM ceased producing business on behalf of CPIC subsequent to the acquisition date. TRM produced $35.0 million and $56.8 million of premiums on behalf of CPIC and earned $11.1 million and $18.0 million in fee income during the three and six months ended June 30, 2008, respectively. The change in the estimated sliding scale ceding commission rate for commissions earned in prior periods in both the Brokerage Insurance segment and the Insurance Services segment resulted in a net decline of $3.2 million and $3.3 million, respectively, for the three and six months ended June 30, 2009, compared to a decrease of $0.1 million and an increase of $0.3 million, respectively, for the same period last year.
Net investment income and net realized gains (losses). Net investment income through the second quarter of 2009 compared favorably to the comparable period of 2008 primarily due to the acquisitions of CastlePoint and Hermitage in the first quarter of 2009. Net investment income was $17.4 million and $32.0, respectively, for the three and six month periods ending June 30, 2009 compared to $8.4 and $18.2, respectively, for the same periods last year. The increase in net investment income resulted from an increase in cash and invested assets to approximately $1.6 billion as of June 30, 2009 compared to $685.2 million as of June 30, 2008. The increase in cash and invested assets resulted primarily from the acquisitions of CastlePoint and Hermitage and from cash provided from operations of $28.7 million and $83.0 million for the three and six months ended June 30, 2009, respectively, less $130.1 million of cash used to acquire Hermitage in the first quarter of 2009. The positive cash flow from operations was the result of the aforementioned acquisitions and an increase in premiums collected. The tax equivalent investment yield, including cash was 5.7% at June 30, 2009, compared with 5.4% at June 30, 2008. The higher yield is due to the acquisition of CastlePoint, whose investment portfolio had a market yield, excluding cash, on the date of acquisition of 7.0%. CastlePoint’s investment portfolio’s market yield became Tower’s book yield due to purchase accounting rules.
Net realized investment gains (losses) were $0.4 million of gains and $0.2 million of losses for the three and six month periods ending June 30, 2009 compared to losses of $8.0 million and $6.6 million in the same periods last year. Included in the 2009 realized investment gains (losses) are approximately $4.1 million and $7.4 million of OTTI losses for the three and six month ended June 30, 2009. For the six months ended June 30, 2009, OTTI losses related to certain structured securities amounting to $2.7 million as well as $1.4 million related to the impairment of CIT Group.
Realized capital gains in 2009 were primarily from opportunistic sales of commercial mortgage-backed securities (“CMBS”) where yield spreads narrowed as well as sales of preferred stocks, primarily in the banking sector, to reduce the Company’s overall exposure in this sector.
Loss and loss adjustment expenses. During the three and six months ended June 30, 2009, prior years’ loss reserves developed favorably by $3.5 million and $6.5 million, respectively, of which $3.0 million resulted from the revised estimate of required ALAE reserves determined in the first quarter; $2.4 million from favorable development in the Brokerage Business Segment in the second quarter, and $1.1 million from favorable development in the Specialty Business segment in the second quarter See “Brokerage Insurance Segment Results of Operations” and “Specialty Business Segment Results of Operations” for an explanation of this change.

Operating expenses. Operating expenses for the three and six months ended June 30, 2009 increased from the comparable period in 2008 primarily as a result of an increase in underwriting expenses resulting from (i) the growth in premiums earned, primarily relating to the CastlePoint and Hermitage acquisitions completed in the first quarter of 2009, (ii) additional staffing also resulting from the acquisitions and (iii) additional depreciation costs related to our increased investment in technology. Our Insurance Subsidiaries gross and net expense ratios were 30.5% and 32.4% for the three months ended June 30, 2009 compared to 30.2% and 29.0% for the same periods in 2008, respectively. The gross expense ratio is greater than the net expense ratio due to lower ceding commission revenue in 2009 compared to 2008. Our Insurance Subsidiaries gross and net expense ratios were 31.2% and 32.7% for the six months ended June 30, 2009 compared to 30.4% and 29.7% for the same periods in 2008, respectively.
Other income (expense). Other expense for the three and six months ended June 30, 2009 resulted from expensing $11.3 million of acquisition related transaction costs from the CastlePoint and Hermitage transactions, offset by a gain of $7.4 million on the revaluation of the shares owned in CastlePoint at the time of the acquisition in accordance with SFAS 141R. Our equity in net income (loss) of CastlePoint also decreased by $0.8 million due to a CastlePoint’s operating loss for the six months ended June 30, 2009 compared to 2008. As a result of the acquisition of CastlePoint on February 5, 2009, Tower only recorded equity in CastlePoint’s net income (loss) for the period of January 1, 2009 through February 5, 2009.
Interest expense. Interest expense increased by $2.5 million and $4.0 million, respectively for the three and six months ending June 30, 2009 compared to the comparable periods in 2008. The increase was due to interest expense on subordinated debentures which were assumed as a result of the merger with CastlePoint and added $3.0 million and $4.8 million, respectively, for the three and six months ended June 30, 2009. This increase was partially offset by lower interest expense resulting from a decrease in interest rates on the floating rate portions of our subordinated debentures and a reduction to interest expense credited to reinsurers on funds withheld in segregated trusts as collateral for reinsurance recoverables.
Income tax expense. Income tax expense increased as a result of an increase in income before income taxes. The effective income tax rate (including state and local taxes) was 34.2% for the six months ending June 30, 2009 compared to 37.5% for the same period in 2008. The decrease in the effective tax rate was primarily related to an increase in our tax exempt municipal investments, and, to a lesser extent, lower state and local income taxes which resulted from the decline in pre-tax earnings in the Insurance Services segment. The reduction in the effective tax rate was partially offset by the limited amount of tax deductible transaction costs related to the CastlePoint acquisition.
Net income and return on average equity. Net income and annualized return on average equity were $30.6 million and 15.0%, respectively, for the three months ended June 30, 2009 compared to $10.2 million and 12.8%, respectively, for the same period in 2008. For the second quarter of 2009, the return was calculated by dividing annualized net income of $122.5 million by average common stockholders’ equity of $817.1 million. For the second quarter of 2008, the return was calculated by dividing annualized net income of $40.7 million by an average common stockholders’ equity of $318.1 million. Net income in the quarter ended June 30, 2008 was negatively impacted by $5.2 million, net of tax, of realized investment losses. These losses were principally related to OTTI pertaining to our investments in non-agency residential mortgage-backed securities and REITs which reduced the annualized return on average equity by 6.5 percentage points.
Net income and annualized return on average equity were $48.6 million and 18.6%, respectively, for the six months ended June 30, 2009 compared to $25.0 million and 15.9%, respectively, for the same period in 2008. For the six months ending June 30, 2009, the return was calculated by dividing annualized net income of $97.2 million by average common stockholders’ equity of $522.0 million. For the six months ended June 30, 2008, the return was calculated by dividing annualized net income of $50.0 million by an average common stockholders’ equity of $315.8 million. Net income for the six months ended June 30, 2009 was negatively impacted by $9.1 million, net of tax, of transaction-related expenses pertaining to the CastlePoint acquisition which reduced the annualized return on average equity by 3.5 percentage points in the first six months of 2009. In addition, net income for the six months ended June 30, 2008 was negatively impacted by $4.3 million, net of tax, of realized losses. These losses were principally related to OTTI pertaining to our investments in non-agency residential mortgage-backed securities and REITs which reduced the annualized return on average equity by 2.7 percentage points.

Brokerage Insurance Segment Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
($ in millions)	2009	2008	Change	Percent	2009	2008	Change	Percent
Revenues
Premiums earned
Gross premiums earned	$201.6	$117.9	$83.7	71.0%	$364.1	$244.2	$119.9	49.1%
Less: ceded premiums earned	(28.1)	(55.8)	27.7	(49.7%)	(63.2)	(115.7)	52.5	(45.3%)

Net premiums earned	173.6	62.1	111.4	179.3%	300.9	128.5	172.4	134.2%
Ceding commission revenue	5.9	17.4	(11.5)	(66.1%)	16.6	35.8	(19.2)	(53.7%)
Policy billing fees	0.7	0.5	0.2	54.4%	1.2	1.0	0.3	29.1%

Total	180.1	80.0	100.2	125.2%	318.7	165.2	153.4	92.9%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	97.0	58.5	38.5	65.8%	195.2	120.4	74.8	62.1%
Less:ceded loss and loss adjustment expenses	(7.3)	(25.8)	18.6	(71.9%)	(39.5)	(51.7)	12.2	(23.5%)

Net loss and loss adjustment expenses	89.7	32.7	57.1	174.7%	155.7	68.7	86.9	126.5%
Underwriting expenses
Direct commission expense	41.3	19.8	21.5	108.6%	72.5	40.7	31.8	78.2%
Other underwriting expenses	24.0	15.8	8.2	52.3%	46.1	34.2	11.9	35.0%

Total underwriting expenses	65.3	35.5	29.7	83.6%	118.6	74.8	43.8	58.5%

Underwriting profit	$25.1	$11.8	$13.4	113.6%	$44.4	$21.7	$22.8	105.1%

Key Measures
Premiums written
Gross premiums written	$212.5	$133.7	$78.8	58.9%	$365.7	$248.5	$117.1	47.1%
Less: ceded premiums written	(13.0)	(60.7)	47.7	(78.7%)	(24.2)	(112.4)	88.2	(78.4%)

Net premiums written	$199.5	$73.0	$126.5	173.4%	$341.4	$136.1	$205.3	150.8%

Ceded premiums as a percent of gross premiums
Written	6.1%	45.4%			6.6%	45.2%
Earned	13.9%	47.3%			17.4%	47.4%
Loss Ratios
Gross	48.1%	49.6%			53.6%	49.3%
Net	51.7%	52.6%			51.7%	53.5%
Accident Year Loss Ratios
Gross	51.9%	50.8%			53.0%	50.5%
Net	53.0%	54.7%			53.5%	54.5%
Underwriting Expense Ratios
Gross	32.0%	29.8%			32.2%	30.2%
Net	33.8%	28.5%			33.5%	29.6%
Combined Ratios
Gross	80.1%	79.4%			85.8%	79.6%
Net	85.5%	81.1%			85.2%	83.1%

Brokerage Insurance Segment Results of Operations for Three and Six Months Ended June 30, 2009 and 2008
Gross premiums. Brokerage insurance premiums written continued to increase for both the three and six month periods, primarily due to the acquisitions of CastlePoint and Hermitage on February 5, 2009 and February 27, 2009, respectively, which added $97.4 million and $31.2 million in gross premiums written and earned, respectively, for the six months ended June 30, 2009. The Northeast Region maintained its production levels with positive renewal retention results counterbalancing an increasingly difficult new business environment. Our growth stemmed from a range of initiatives which supported our product and territorial expansion in the Southeast and Western Regions. This growth focused on small policies written through our WebPlus automated system. The Southeast Region production also was bolstered by Hermitage’s insurance subsidiaries which expanded our retail distribution and our non-admitted wholesale capabilities.
Brokerage renewal retention was 88% and 86% for the 2009 second quarter and six month periods, respectively. Personal lines renewal retention, within the brokerage business, was 91% and 90% for the quarter and six month periods, respectively, and commercial lines renewal retention was 82% and 81% for the quarter and six month periods, respectively.
For the second quarter of 2009, premiums on renewed brokerage business increased 2.8% in personal lines and decreased 0.8% in commercial lines, resulting in an overall increase of 0.4%.
Excluding Hermitage, policies in force for our brokerage business increased by 23.1% as of June 30, 2009 compared to June 30, 2008.
Ceded premiums. Ceded premiums written were significantly lower for the quarter and six month periods as a result of our decision to retain more of our business following the increase in our capital from the CastlePoint acquisition. In the prior year periods we had either placed with CastlePoint Insurance or ceded to CastlePoint Re a substantial portion of the brokerage premiums written. Also, we are not ceding quota share business to third parties for new and renewal policies through the first six months of 2009 because of our increase in capital after the acquisitions.
Catastrophe reinsurance ceded premiums were $8.1 million for the three months ended June 30, 2009 compared to $3.9 million for the same period in 2008, respectively and $13.6 million for the six months ended June 30, 2009 compared to $7.0 million for the same period in 2008, respectively. The increase in catastrophe costs in 2009 was due to increased premiums which resulted primarily from the acquisitions.
Ceded premiums earned decreased 49.7% to $28.1 million for the first three months of 2009 as compared to $55.8 million for the same period in the prior year. For the six month period ending June 30, 2009, ceded premiums earned decreased 45.3% to $63.2 million. This decrease reflects the changes in ceded premiums written described above.
Net premiums. Net premiums earned increased by 179.3% to $173.6 million in the second quarter of 2009 compared to $62.1 million for the same period last year. The change in net premiums earned mirrors similar changes in net premiums written. Net premiums written during the first six months of 2009 increased by 151.5% as compared to the same period in 2008 due to increased gross premiums written and reduced ceded premiums written for the reasons described above.
Ceding commission revenue. Ceding commission revenue decreased for the three and six months ended June 30, 2009 by 66.1% and 53.7% compared to the same periods last year. The decrease was due to the decrease in ceded premiums earned. Ceding commission revenue also decreased by $2.2 million for both the three and six months ended June 30, 2009 as a result of increases in ceded loss ratios on prior year’s quota share treaties, compared to $0.4 million and $0.8 million for the comparable periods in 2008.
Loss and loss adjustment expenses and loss ratio. The gross loss ratio for the three months ended June 30, 2009 decreased by 1.5 percentage points from the prior year period. For the six months ended June 30, 2009 the gross loss ratio increased by 4.3 percentage points from the prior year period. The gross accident year loss ratios in 2009 increased by 1.1 percentage points and 2.5 percentage points, respectively, from the prior year periods. The increase in the gross accident year loss ratios for the three and six months ended June 30, 2009 compared to the same periods in the prior year is due to the impact of four large commercial property claims which totaled $15.7 million in gross losses incurred in the first quarter and one additional large commercial property claim of $2.3 million in gross losses incurred in the second quarter of 2009. These large losses were substantially reinsured and did not have a significant effect on the net accident year loss ratios in 2009.
The net loss ratio for the three and six months ended June 30, 2009 decreased by 0.9 percentage point and 1.8 percentage points from the prior year periods. The net accident year loss ratio decreased by 1.7 percentage points and 1.0 percentage point, respectively for the three months and six month periods ended June 30, 2009 as compared to the prior year periods. The decrease in the net accident year loss ratio is due mostly to the amortization of the loss reserve purchase price adjustment pertaining to the acquisitions of CastlePoint and Hermitage, as well as lower claim frequency on our Homeowners business in the Northeast.
We benefited from gross and net favorable development in the three and six months ended June 30, 2009. In the first quarter of 2009 we realized savings primarily from changing LAE reserves to fixed fee billing for our in-house attorneys and implementing legal fee auditing of external attorneys’ bills for business written by CPIC and Hermitage. In the second quarter of 2009 we realized savings in brokerage and specialty results.
Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commissions and other underwriting expenses, were $65.3 million and $118.6 million for the three months and six months ended June 30, 2009 compared to $35.5 million and $74.8 million for the same periods last year. The increase in underwriting expenses is due to the increase in gross premiums earned, which was primarily due to the CastlePoint and Hermitage acquisitions. Our underwriting gross expense ratio was 32.0% for the second quarter of 2009 as compared to 29.8% for the same period last year, and was 32.2% and 30.2% for the six months ended June 30, 2009 and 2008, respectively.
The commission portion of the underwriting gross expense ratio, which is expressed as a percentage of gross premiums earned, was 20.5% and 19.9% for the three and six months ended June 30, 2009 compared to 16.8% and 16.7% for the same periods last year. The increase in commission rate resulted from the amortization of higher acquisition costs of CastlePoint.
The other underwriting expense portion of the underwriting gross expense ratio was 11.6% and 12.3% for the three and six months ended June 30, 2009 compared to 13.0% and 13.6% for the same periods last year. The decrease in this ratio resulted from shifting business that previously was in our insurance services segment into our brokerage segment as a result of our acquisition of CastlePoint which increased our economies of scale for this business.
The net underwriting expense ratio was 33.8% and 28.5% for the three months ended June 30, 2009 and 2008, respectively. The net underwriting expense ratio increased to 33.5% for the six month period ended June 30, 2009, from 29.6% for the comparable 2008 period. The increase for both the three month and six month periods is due to a decrease in the ceding commission revenue.
Underwriting profit and combined ratio. The underwriting profit was $25.1 million and $11.8 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, underwriting profit increased to $44.4 million from $21.7 million in the same period last year. The gross combined ratio was 80.1% for the three month period ended June 30, 2009 and 79.4% for the comparable period in 2008. The gross combined ratio increased to 85.8% for the six month period ended June 30, 2009 from 79.6% for the same period in 2008. The net combined ratio was 85.5% for the three months ended June 30, 2009 compared to 81.1% for the same three month period in 2008, and for the six months ended June 30, 2009 the net combined ratio increased to 85.2% from 83.1% in the prior year period. The increase in the net combined ratio resulted from a higher net expense ratio, offset by a lower net loss ratio, compared to the same period last year.

Specialty Business Segment Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
($ in millions)	2009	2008	Change	Percent	2009	2008	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$66.0	$20.7	$45.3	218.9%	$119.6	$29.6	$90.0	304.2%
Less: ceded premiums earned	(10.1)	(12.7)	2.6	(20.5%)	(22.9)	(19.5)	(3.4)	17.4%

Net premiums earned	55.9	8.0	47.9	NM	96.7	10.1	86.6	NM
Ceding commission revenue	1.3	4.1	(2.8)	(68.9%)	4.2	6.4	(2.2)	(34.1%)

Total	57.2	12.1	45.1	373.2%	100.9	16.4	84.4	NM

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	38.0	11.4	26.6	232.3%	69.3	16.7	52.6	316.1%
Less: ceded loss and loss adjustment expenses	(8.0)	(7.2)	(0.8)	10.6%	(14.9)	(11.2)	(3.7)	33.1%

Net loss and loss adjustment expenses	30.1	4.3	25.8	NM	54.4	5.5	48.9	NM

Underwriting expenses
Direct commission expense	12.1	5.1	7.0	137.8%	25.9	7.4	18.4	247.6%
Other underwriting expenses	5.0	1.6	3.3	204.9%	7.5	2.0	5.5	277.6%

Total underwriting expenses	17.0	6.7	10.3	154.1%	33.4	9.4	23.9	254.0%

Underwriting profit	$10.1	$1.1	$8.9	NM	$13.1	$1.5	$11.6	NM

Key Measures
Premiums written
Gross premiums written	$48.3	$32.3	$16.0	49.5%	$95.0	$52.5	$42.5	80.8%
Less: ceded premiums written	(12.0)	(22.6)	10.7	(47.1%)	(14.4)	(37.7)	23.3	(61.9%)

Net premiums written	$36.3	$9.7	$26.7	275.8%	$80.7	$14.8	$65.8	443.7%

NM is shown where percentage change exceeds 500%

Ceded premiums as a percent of gross premiums
Written	24.8%	70.1%			15.1%	71.8%
Earned	15.3%	61.5%			19.2%	66.0%
Loss Ratios
Gross	57.6%	55.3%			57.9%	56.3%
Net	53.8%	53.3%			56.3%	54.5%
Accident Year Loss Ratios
Gross	59.1%	55.3%			58.7%	56.3%
Net	55.8%	53.3%			57.4%	54.5%
Underwriting Expense Ratios
Gross	25.8%	32.4%			27.9%	31.9%
Net	28.2%	32.6%			30.2%	30.5%
Combined Ratios
Gross	83.4%	87.7%			85.8%	88.1%
Net	82.0%	85.9%			86.5%	84.9%

Specialty Business Segment Results of Operations for Three and Six Months Ended June 30, 2009 and 2008
Gross premiums. Total specialty business gross premiums written grew as compared to the prior year periods primarily as a result of our acquisition of CastlePoint. In addition, we had growth in programs written in the latter part of 2008. In particular, we experienced growth in new programs focusing on workers compensation for long-term healthcare providers and specialized commercial auto.
Gross premiums earned increased to $66.0 million for the six months ended June 30, 2009 compared to $20.7 million for the same period in 2008. The increase in gross premiums earned mirrors the growth in written premiums.
Ceded premiums. Ceded premiums written was reduced as a result of Tower’s acquisition of CastlePoint on February 5, 2009, since in the prior year periods, Tower ceded a significant portion of the specialty programs business to CastlePoint Re. On certain specific programs we cede reinsurance on a quota share or excess of loss basis to reduce our risk, including quota share reinsurance to insurance companies affiliated with the program underwriting agency handling such program business, which we term “risk sharing.” As a result, ceded premiums written and ceded premiums earned for this segment were $12.0 million and $10.1 million, and $14.4 million and $22.9 million for the three month and six month periods, respectively. Ceded premiums as a percentage of gross earned premiums are lower in 2009 because of the termination of the reinsurance agreements with CPRe.
Net premiums. Net premiums written increased from $9.7 million to $36.3 million and from $14.8 million to $80.7 million for the three and six month periods, respectively, as compared to the prior year periods. The increases reflect the increases in gross premiums and decreases in ceded premiums described above.
Loss and loss adjustment expenses. The gross loss ratio for the three and six months ended June 30, 2009 increased by 2.3 percentage points and 1.6 percentage points, respectively, as compared to prior year periods. The gross accident year loss ratio increased by 3.8 percentage points and 2.4 percentage points, respectively, as compared to prior year periods. The increase in the gross accident year loss ratio for the three and six months ended June 30, 2009 compared to the same periods in the prior year is due primarily to including reinsurance assumed business written by CastlePoint and included in Tower’s results since the acquisition of CastlePoint by Tower in February, 2009. This business generally has a higher loss ratio than specialty programs.
The net loss ratio for the three and six months ended June 30, 2009 increased by 0.5 percentage points and 1.8 percentage points, respectively, as compared to the prior year periods. The net accident year loss ratio increased by 2.5 percentage points and 2.9 percentage points, respectively, as compared to the prior year periods. The increase in accident year loss ratios also reflects a larger proportion of reinsurance assumed business which generally has a higher loss ratio than specialty programs.
We recorded gross and net favorable development in the three and six months ended June 30, 2009. There was $1.1 million of prior year’s gross and net reserves release especially from one treaty in CastlePoint Re for which the development has been more favorable than was expected.
Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include gross commissions and other underwriting expenses, were $17.0 million and $33.4 million, respectively for the three months and six months ended June 30, 2009 compared to $6.7 million and $9.4 million, respectively for the same periods last year. The increase in the in underwriting expenses is due to the increase in gross premiums earned, which was primarily due to the CastlePoint acquisition. Our gross underwriting expense ratio was 25.8% for the second quarter of 2009 as compared to 32.4% for the same period last year, and was 27.9% and 31.9% for the six months ended June 30, 2009 and 2008 respectively.
The commission portion of the gross underwriting expense ratio, expressed as a percentage of gross premiums earned, was 18.3% and 21.6%, respectively for the three and six months ended June 30, 2009 compared to 24.6% and 25.1%, respectively for the same periods last year. The decrease in commission rate resulted from newer programs having lower overall commission rates. Also, in 2008 CastlePoint charged us an additional 5% override above the commission rate paid to external producers.

The other underwriting expense portion of the underwriting gross expense ratio was 7.5% and 6.2%, respectively for the three and six months ended June 30, 2009 compared to 7.9% and 6.7%, respectively for the same periods last year. The decrease in the ratio resulted from economies of scale in our Specialty segment.
The net underwriting expense ratio was 28.2% for the three months ended June 30, 2009 as compared to 32.6% for the comparable 2008 period end. The net underwriting expense for the six months ended June 30, 2009 decreased to 30.2% from 30.5% as compared to the prior year period. These changes reflect changes in commission and other underwriting expenses described above.
Underwriting profit and combined ratio. Underwriting profit increased from $1.1 million in the three months ended June 30, 2008 to $10.1 million for the same three month period in 2009. For the six months ended June 30, 2009, underwriting profit increased to $13.1 million from $1.5 million for the comparable six month period in 2008. The increase in underwriting profit for both the three and six month periods primarily resulted from the acquisition of CastlePoint in the first quarter of 2009. The gross combined ratio decreased to 83.4% from 87.7% for the three months ended June 30, 2009 and June 30, 2008, respectively. For the six months ended June 30, 2009 the gross combined ratio also decreased from 88.1% to 85.8%. The net combined ratio decreased to 82.0% from 85.9% for the three months ended June 30, 2009 and June 30, 2008, respectively. For the six months ended June 30, 2009 and comparable six months in 2008, the net combined ratio increased from 84.9% to 86.5%. Changes in combined ratios reflect the changes in the loss ratio and the expense ratio for reasons described above.
Insurance Services Segment Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
($ in millions)	2009	2008	Change	Percent	2009	2008	Change	Percent

Revenue
Direct commission revenue from managing general agency	$(0.8)	$11.9	$(12.7)	(106.9%)	$2.3	$20.1	$(17.8)	(88.6%)
Claims administration revenue	0.1	1.0	(0.9)	(86.6%)	1.0	2.0	(1.0)	(50.2%)
Other administration revenue	0.2	1.2	(1.0)	(81.7%)	0.4	1.6	(1.2)	(73.7%)
Reinsurance intermediary fees	0.2	0.1	0.1	77.0%	0.3	0.3	0.0	5.6%
Policy billing fees	0.1	0.1	(0.0)	(37.1%)	0.1	0.2	(0.1)	(53.8%)

Total	(0.2)	14.3	(14.5)	(101.4%)	4.1	24.1	(20.0)	(83.1%)

Expenses
Direct commission expense paid to producers	0.1	5.2	(5.0)	(97.6%)	1.6	8.5	(6.9)	(81.0%)
Other insurance services expenses	0.2	3.2	(3.0)	(94.3%)	1.0	4.7	(3.7)	(78.1%)
Claims expense reimbursement to TICNY	0.1	1.0	(0.9)	(86.6%)	1.0	2.0	(1.0)	(50.2%)

Total	0.4	9.3	(8.9)	(95.3%)	3.6	15.2	(11.6)	(76.1%)

Insurance services pre-tax income (loss)	$(0.6)	$5.0	$(5.6)	(112.8%)	$0.4	$8.8	$(8.4)	(95.2%)

Premiums produced by TRM on behalf of issuing companies	$0.5	36.1	$(35.6)	(98.7%)	$11.2	$59.4	$(48.2)	(81.1%)

Insurance Services Segment Results of Operations for Three and Six Months Ended June 30, 2009 and 2008
Total revenues. The decrease in total revenues for the three and six months ended June 30, 2009 compared to the same periods in the prior year resulted from a reduction in business managed by us and placed in CPIC in 2008 which is now included in the Brokerage Segment. Premiums managed by TRM on behalf of CPIC decreased to $0 and $10.7 million, respectively, for the three and six months ended June 30, 2009 compared to $35.0 million and $56.8 million, for the three and six months ended June 30, 2008. As a result of the decrease in premiums produced, revenues declined to negative $0.2 million and $4.1 million, respectively, for the three and six months ended June 30, 2009 compared to $14.3 million and $24.1 million, respectively, for the three and six months ended June 30, 2008, respectively. Direct commission revenue decreased to negative $0.8 million and $2.3 million, respectively, for the three and six months ended June 30, 2009 compared to $11.9 million and $20.1 million, respectively, for the same periods in 2008. The decline resulted from a decrease in business produced by TRM on behalf of CPIC. Subsequent to the completion of the CastlePoint acquisition on February 5, 2009, TRM ceased producing business on behalf of CPIC. In addition, there was a decrease in direct commission revenue of $1.1 million and $0.9 million as a result of unfavorable loss development on the business produced in prior years for the three and six months ended June 30, 2009 compared to an increase in the three and six month periods in 2008 of $0.3 million and $1.0, respectively, for favorable loss development on business produced in prior years.
Direct commission expense. The decrease in direct commission expenses was a result of the decrease in business produced by TRM on behalf of CPIC.
Other insurance services expenses. The amount of reimbursement for underwriting expenses by TRM to TICNY for the three and six months ended June 30, 2009 was $0.2 million and $1.0 million, respectively, as compared to $3.2 million and $4.7 million, respectively, for the same periods in 2008. The decrease in other insurance expenses resulted from the decline in premium produced.
Claims expense reimbursement. The amount of reimbursement by TRM for claims administration pursuant to the terms of the expense sharing agreement with TICNY in the three and six months ended June 30, 2009 was $0.1 million and $1.0 million, respectively, as compared to $1.0 million and $2.0 million, respectively, for the same periods last year. Claims expense reimbursement has declined as a result of the CastlePoint acquisition as a majority of these reimbursements were due from CPIC.
Pre-tax income (loss). Pre-tax income (loss) decreased to a loss of $0.6 million and income of $0.4 million for the three and six months ended June 30, 2009 as compared to $5.0 million and $8.8 million for the same period in 2008. The decrease was primarily due to the decrease in premiums produced.
Investments
Portfolio Summary
The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of June 30, 2009 and December 31, 2008:

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
($ in thousands)	Cost	Gains	Months	Months	Value	Value

June 30, 2009
U.S. Treasury securities	$35,734	$329	$(105)	$—	$35,957	2.5%
U.S. Agency securities	17,122	205	(89)	—	17,239	1.2%
Municipal bonds	428,763	7,566	(2,392)	(747)	433,190	30.3%
Corporate and other bonds	426,029	11,073	(2,059)	(9,067)	425,975	29.8%
Commercial, residential mortgage and asset-backed securities	519,508	19,710	(3,823)	(26,145)	509,251	35.6%

Total fixed maturity securities	1,427,156	38,882	(8,468)	(35,959)	1,421,612	99.5%
Equity securities	8,785	142	(109)	(1,649)	7,169	0.5%

Total	$1,435,941	$39,024	$(8,577)	$(37,607)	$1,428,781	100.0%

December 31, 2008
U.S. Treasury securities	$26,482	$524	$—	$—	$27,006	5.0%
U.S. Agency securities	361	38	—	—	399	0.1%
Municipal bonds	179,734	2,865	(2,485)	(166)	179,948	33.3%
Corporate and other bonds	210,006	932	(13,948)	(10,016)	186,975	34.6%
Commercial, residential mortgage and asset-backed securities	164,885	1,838	(10,603)	(20,290)	135,830	25.1%

Total fixed maturity securities	581,469	6,197	(27,037)	(30,472)	530,159	98.0%
Equity securities	12,726	5	(60)	(1,857)	10,814	2.0%

Total	$594,195	$6,202	$(27,096)	$(32,329)	$540,973	100.0%

Credit Rating of Fixed Maturity Securities
The average credit rating of our fixed maturity securities, using ratings assigned to securities by Standard & Poor’s, was AA at June 30, 2009 and AA- at December 31, 2008. The following table shows the ratings distribution of our fixed maturity portfolio.

	June 30, 2009		December 31, 2008
		Percentage of		Percentage of
($ in thousands)	Fair Value	Fair Value	Fair Value	Fair Value

Rating
U.S. Treasury securities	$35,957	2.5%	$27,006	4.4%
AAA	632,779	44.5%	187,377	47.2%
AA	279,946	19.7%	110,601	11.9%
A	278,814	19.6%	113,651	13.3%
BBB	117,743	8.3%	62,566	12.8%
Below BBB	76,373	5.4%	28,958	10.4%

Total	$1,421,612	100.0%	$530,159	100.0%

Fixed Maturity Investments—Time to Maturity
The following table shows the composition of our fixed maturity portfolio by remaining time to maturity at June 30, 2009 and December 31, 2008. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date.

	June 30, 2009		December 31, 2008
		Percentage of		Percentage of
($ in thousands)	Fair Value	Fair Value	Fair Value	Fair Value

Remaining Time to Maturity
Less than one year	$19,806	1.4%	$8,789	2.1%
One to five years	291,172	20.5%	112,514	19.4%
Five to ten years	320,696	22.6%	176,218	31.0%
More than 10 years	280,687	19.7%	96,807	13.7%
Mortgage and asset-backed securities	509,251	35.8%	135,831	33.8%

Total	$1,421,612	100.0%	$530,159	100.0%

Fixed Maturity Investments with Third Party Guarantees
At June 30, 2009, $168.5 million of our municipal bonds, at fair value, were guaranteed by third parties from a total of $1.4 billion, at fair value, of all fixed maturity securities held by us. The amount of securities guaranteed by third parties along with the credit rating with and without the guarantee is as follows:

	With	Without
($ in thousands)	Guarantee	Guarantee

AAA	$3,856	$2,023
AA	122,899	90,409
A	40,802	57,518
BBB	—	513
BB	937	937
No underlying rating	—	17,093

Total	$168,494	$168,494

We do not have any direct exposure to guarantors, and our indirect exposure by guarantor is as follows:

	Guaranteed	Percent
($ in thousands)	Amount	of Total

National Public Finance Guarantee Corp.	$66,637	40%
Financial Security Assurance	52,348	31%
Ambac Financial Corp.	18,090	11%
Berkshire Hathaway Assurance Corp.	7,212	4%
Others	24,207	14%

Total	$168,494	100%

Fair Value Consideration
As disclosed in Note 5 to the Consolidated Financial Statements, with respect to “Fair Value Measurements,” effective January 1, 2008, we adopted SFAS No. 157, which provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statements disclosure requirements for fair value. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). The statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in SFAS No. 157 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”).
As of June 30, 2009, approximately 98% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the SFAS 157 fair value hierarchy.
Our process to validate the market prices obtained from the outside pricing sources include, but is not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. We also periodically perform testing of the market to determine trading activity, or lack of trading activity, as well as market prices.
In addition, in certain instances, given the market dislocation, we deemed it necessary to utilize Level 3 pricing over prices available through pricing services used throughout 2008 and the first quarter of 2009, resulting in transfers from Level 2 to Level 3. In the periods of market dislocation, the observability for prices and inputs may be reduced for many instruments as currently is the case for certain non-agency residential, commercial mortgage-backed securities and asset-backed securities.
A number of our Level 3 investments have been written down as a result of our impairment analysis. At June 30, 2009, there were 81 securities that were priced in Level 3 with a fair value of $22.9 million and an unrealized loss of $19.2 million.
As more fully described in Note 4 to our Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position, including but not limited to residential and commercial mortgage-backed securities, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration, and are temporary in nature.
Refer to Note 5 to the Consolidated Financial Statements for a description of the valuation methodology utilized to value Level 3 assets, how the valuation methodology is validated and an analysis of the change in fair value of Level 3 assets. As of June 30, 2009, the fair value of Level 3 assets as a percentage of our total assets carried at fair value was as follows:

			Level 3 Assets
	Assets		As a Percentage
	Carried at		of Total Assets
	Fair Value at	Fair Value of	Carried at
($ in thousands)	June 30, 2009	Level 3 Assets	Fair Value

Fixed-maturity investments	$1,421,612	$22,912	1.6%
Equity investments	7,169	—	0.0%

Total invesments available for sale	1,428,781	22,912	1.6%
Cash and cash equivalents	152,795	—	0.0%

Total	$1,581,576	$22,912	1.4%

Unrealized Losses
After reaching an all time wide level of 618 basis points over Treasuries in early December, corporate bonds staged a powerful rally as this market experienced its best quarterly performance in history during the second quarter of 2009 after seven quarters of very weak bond performance which began in the third quarter of 2007. Spread products in general outperformed during the second quarter. This rally had a pronounced effect on Tower’s investment portfolio, as net unrealized losses decreased to $7.2 million at June 30, 2009 from $53.2 million at December 31, 2008. In part, this improvement is attributed to the addition of CastlePoint’s and Hermitage’s fixed maturity and equity securities. Since acquisition, the fair value of these invested assets has increased by about $23.0 million, particularly corporate bonds and commercial mortgage-backed securities. The remaining improvement relates to these same sectors in Tower’s invested assets.
Changes in interest rates directly impact the fair value of our fixed maturity portfolio. We regularly review both our fixed maturity and equity portfolios to evaluate the necessity of recording impairment losses for other-than temporary declines in the fair value of investments.
The following table presents information regarding our invested assets that were in an unrealized loss position at June 30, 2009 and December 31, 2008 by amount of time in a continuous unrealized loss position:

	Less than 12 Months			12 Months or Longer			Total
($ in thousands)	No.	Fair Value	Unrealized Losses	No.	Fair Value	Unrealized Losses	No.	Aggregate Fair Value	Unrealized Losses

June 30, 2009
U.S. Treasury securities	11	$7,388	$(105)	—	$—	$—	11	$7,388	$(105)
U.S. Agency securities	5	1,023	(89)	—	—	—	5	1,023	(89)
Municipal bonds	114	148,421	(2,392)	17	12,576	(747)	131	160,996	(3,140)
Corporate and other bonds
Finance	71	31,679	(929)	46	37,800	(5,497)	117	69,479	(6,426)
Industrial	207	69,892	(1,122)	58	33,652	(3,384)	265	103,544	(4,506)
Utilities	14	3,465	(8)	5	1,397	(186)	19	4,862	(194)
Commercial mortgage- backed securites	34	38,370	(1,556)	31	23,269	(18,619)	65	61,639	(20,175)
Residential mortgage- backed securites Agency backed	3	1,502	(3)	—	—	—	3	1,502	(3)
Non-agency backed	15	5,168	(1,845)	25	13,751	(4,414)	40	18,919	(6,260)
Asset-backed securities	9	787	(417)	15	5,498	(3,111)	24	6,285	(3,529)

Total fixed maturity securities	483	307,695	(8,468)	197	127,943	(35,959)	680	435,638	(44,427)
Preferred stocks	2	1,689	(12)	6	3,902	(1,649)	8	5,591	(1,661)
Common stocks	4	66	(97)	—	—	—	4	66	(97)

Total	489	$309,450	$(8,577)	203	131,846	(37,607)	692	$441,296	$(46,184)

December 31, 2008
U.S. Treasury securities
U.S. Agency securities
Municipal bonds	53	$49,879	$(2,485)	1	$371	$(166)	54	$50,250	$(2,651)
Corporate and other bonds
Finance	55	42,007	(6,003)	38	20,575	(4,173)	93	62,582	(10,176)
Industrial	110	72,787	(7,740)	32	17,701	(5,639)	142	90,488	(13,379)
Utilities	5	1,974	(205)	2	446	(204)	7	2,420	(409)
Commercial mortgage- backed securites	15	13,997	(4,399)	22	16,431	(16,626)	37	30,427	(21,026)
Residential mortgage- backed securites
Agency backed	6	3,408	(16)	1	582	(20)	7	3,990	(36)
Non-agency backed	32	12,676	(3,536)	16	9,953	(3,594)	48	22,629	(7,130)
Asset-backed securities	20	6,481	(2,652)	2	552	(49)	22	7,032	(2,701)

Total fixed maturity securities	296	203,208	(27,037)	114	66,610	(30,472)	410	269,818	(57,508)
Preferred stocks	—	—	—	6	3,694	(1,857)	6	3,694	(1,857)
Common stocks	1	1,440	(60)	—	—	—	1	1,440	(60)

Total	297	$204,648	$(27,096)	120	$70,304	$(32,329)	417	$274,952	$(59,424)

At June 30, 2009, the unrealized losses for fixed-maturity securities were primarily in our investments commercial mortgage-backed securities, corporate and other bonds and non-agency mortgage-backed securities.
The following table shows the number of securities, fair value and unrealized loss, percentage below amortized cost and fair value by rating:

			Unrealized Loss
				Percent of	Fair Value by Security Rating
		Fair		Amortized					BB or
($ in thousands)	Count	Value	Amount	Cost	AAA	AA	A	BBB	Lower

U.S. Treasury securities	11	$7,388	$(105)	(1%)	100%	0%	0%	0%	0%
U.S. Agency securities	5	1,023	(89)	(8%)	0%	0%	99%	0%	1%
Municipal bonds	131	160,996	(3,140)	(2%)	48%	34%	14%	2%	1%
Corporate and other bonds	401	177,885	(11,126)	(6%)	6%	18%	43%	19%	14%
Commercial mortgage-backed securities	65	61,639	(20,175)	(25%)	92%	0%	0%	2%	6%
Residential mortgage-backed securities	40	18,919	(6,260)	(25%)	24%	10%	6%	10%	50%
Asset-backed securities	24	6,285	(3,529)	(36%)	10%	4%	24%	18%	43%
Equities	12	5,658	(1,758)	(24%)	0%	0%	0%	0%	100%
See Note 4—“Investments” in our unaudited financial statement for further information about impairment testing and other-than-temporary impairments.
Liquidity and Capital Resources
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
Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Six Months Ended
Cash Flow Summary	June 30,
($ in thousands)	2009	2008

Cash provided by (used in):
Operating activities	$82,956	$18,922
Investing activities	(61,657)	6,194
Financing activities	(4,757)	(2,537)

Net increase (decrease) in cash and cash equivalents	16,542	22,579
Cash and cash equivalents, beginning of year	136,253	77,679

Cash and cash equivalents, end of year	$152,795	$100,258

For the six months ended June 30, 2009, net cash provided by operating activities was $83.0 million. Net cash provided by operations was $18.9 million for the same period in 2008. The increase in cash flow for the six months ended June 30, 2009 was primarily a result of additional operating cash flows provided through the acquisitions of CastlePoint and Hermitage and an increase in premiums collected, partially offset by increased claims payments which occurred during the second quarter of 2009.
The net cash flows used in investing activities was $61.7 million for the six months ended June 30, 2009 compared to $6.2 million provided for the six months ended June 30, 2008. The six months ended June 30, 2009 included the acquisitions of CastlePoint and Hermitage. The remaining cash flows used primarily related to purchases and sales of investment securities.

The net cash flows provided by financing activities for the six months ended June 30, 2009 include the issuance of common stock in connection with the acquisition of CastlePoint. In addition, we paid dividends in the amount of $4.8 million and $2.3 million for the six months ended June 30, 2009 and 2008, respectively.
Our insurance companies are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. As of June 30, 2009, the maximum amount of distributions that our insurance companies could pay to us without approval of their domiciliary Insurance Departments was approximately $26.6 million. In addition we can return capital of approximately, $15.8 million from CPRe without permission from the Bermuda Monetary Authority.
Cash flow needs at the holding company level are primarily for dividends to our stockholders and interest payments on our $235.1 million of subordinated debentures.
Subordinated Debentures
In November and December 2006, CastlePoint Management formed two Trusts (Trust I and Trust II), of which CastlePoint Management owns all of the common trust securities. On December 1, 2006 and December 14, 2006, respectively, the Trusts each issued $50.0 million of trust preferred securities for cash at a fixed rate (equal to 8.66% and 8.55% per annum, respectively) during the first five years from their respective dates of issuance, after which the interest rate will become floating and equal to the three month London Interbank Offered Rate (LIBOR) plus 3.5% per annum (calculated quarterly). The Trusts invested the proceeds thereof and the proceeds received from the issuance of the common trust securities in exchange for approximately $103.1 million of junior subordinated debentures (the “CPM Debentures”) issued by CastlePoint Management, with terms that mirror those of the trust preferred securities. On September 2007, CPBH formed a third Trust, of which CPBH owns all of the common trust securities. On September 27, 2007, this Trust issued $30.0 million of trust preferred securities for cash at the fixed rate of 8.39% per annum during the first five years from the date of issuance, after which the interest rate will become floating and equal to the three month LIBOR plus 3.5% per annum (calculated quarterly). The Trust invested the proceeds thereof and the proceeds received from the issuance of the common trust securities in exchange for approximately $30.9 million of junior subordinated debentures (the “CPBH Debentures”) issued by CPBH, with terms that mirror those of the trust preferred securities.
The CPM Debentures and the CPBH Debentures are unsecured obligations of CastlePoint Management and CPBH, respectively, and are subordinated and junior in right of payment to all present and future senior indebtedness of CastlePoint Management and CPBH. All of these subordinated debentures have stated maturities of thirty years. CastlePoint Management and CPBH have the option to redeem any or all of the debentures beginning five years from the date of issuance, at the principal amount plus accrued and unpaid interest. If CastlePoint Management or CPBH choose to redeem their debentures, the Trusts would then redeem the trust preferred securities at the same time. The issuer of the debentures has the right under the indenture to defer payments of interest on the debentures, so long as no event of default has occurred and is continuing, by deferring the payment of interest on the debentures for up to 20 consecutive quarterly periods (“Extension Period”) at any time and from time to time. During any Extension Period, interest will continue to accrue on the debentures.
The Company has guaranteed, on a subordinated basis, CastlePoint Management’s obligations and CPBH’ obligations under the debentures and distributions and other payments due on the Trusts’ preferred securities. These guarantees provided a full and unconditional guarantee of amounts due on the Trusts’ preferred securities. Issuance costs of $1.5 million each for Trust I and Trust II for CastlePoint Management were deferred and are being amortized over the term of the subordinated debentures using the effective interest method. Issuance costs of $0.9 million for the Trust for CPBH were deferred and are being amortized over the term of the subordinated debentures using the effective interest method. The proceeds of these issuances of subordinated debentures were used for general corporate purposes, including acquisition and capitalization of CastlePoint Insurance Company.
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

Off-Balance Sheet Arrangements
Between 2004 and 2006, we formed six Delaware statutory business trusts of which Tower Group, Inc. owns all of the common trust securities. CastlePoint formed two Delaware statutory business trusts in 2006 of which CastlePoint Management owns all of the common trust securities. CastlePoint formed a third Delaware statutory business trust in 2007 of which CPBH owns all of the common trust securities. For additional information, see Note 10 “Debt” to our unaudited interim consolidated financial statements elsewhere in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk that we will incur losses in our investments due to adverse changes in market rates and prices. Market risk is directly influenced by the volatility and liquidity in the market in which the related underlying assets are invested. We believe that we are principally exposed to three types of market risk: changes in credit quality of issuers of investment securities, changes in equity prices, and changes in interest rates.
Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities, although conditions affecting particular asset classes (such as conditions in the commercial and housing markets that affect commercial and residential mortgage-backed securities) can also be significant sources of market risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed maturity securities as of June 30, 2009 was $1.4 billion.
For fixed maturity securities, short-term liquidity needs and potential liquidity needs for our business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates as discussed more fully below under sensitivity analysis.
As of June 30, 2009, we had a total of $36.0 million of outstanding floating rate debt, all of which is outstanding subordinated debentures underlying our trust preferred securities issued by our wholly owned statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase.
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
For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of June 30, 2009.
The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of June 30, 2009:

	Estimated Increase	Estimated Percentage
	(Decrease) in Fair Value	Increase (Decrease)
Change in interest rate	($ in thousands)	in Fair Value

300 basis point rise	(181,500)	(12.3%)
200 basis point rise	(123,211)	(8.4%)
100 basis point rise	(62,774)	(4.3%)
As of June 30, 2009	0	0.0%
100 basis point decline	64,889	4.4%

The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $62.8 million or 4.3% based on a 100 basis point increase in interest rates as of June 30, 2009. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturity investments, which constituted in excess of 99% of our total invested assets excluding cash and cash equivalents as of June 30, 2009.
Interest expense would also be affected by a hypothetical change in interest rates. As of June 30, 2009 we had $36.0 million of floating rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by $.4 million, a 200 basis point increase would increase interest expense by $.7 million, and a 300 basis point increase would increase interest expense by $1.1 million.
With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“FAS 91”), issued by the Financial Accounting Standards Board (“FASB”), which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage backed securities holdings had been purchased at significant discounts or premiums to par value. As of June 30, 2009, the par value of our mortgage-backed securities holdings was $572.7 million and the amortized cost of our mortgage-backed securities holdings was $495.4 million. This equates to an average price of 86.5% of par. Historically, few of our mortgage backed securities were purchased at more than three points (below 97% and above 103%) from par, thus a FAS 91 adjustment would not have a significant effect on investment income. However, since many of our non investment grade mortgage-backed securities have been impaired as a result of adverse cash flows, the required adjustment to book yield can have a significant effect on our future investment income.
Furthermore, significant hypothetical changes in interest rates in either direction would not have a significant effect on principal redemptions, and therefore investment income, because of the prepayment protected mortgage securities in the portfolio. The mortgage-backed securities portion of the portfolio totaled 34.1% as of June 30, 2009. Of this total, 18.5% was in agency pass through securities, which have the highest amount of prepayment risk from declining rates. The remainder of our mortgage-backed securities portfolio is invested in agency planned amortization class collateralized mortgage obligations, non-agency residential non-accelerating securities, and commercial mortgage-backed securities.
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

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (the “Company”) in the United States District Court for the District of New Jersey seeking, inter alia, to recover approximately $6.1 million under various retrocessional contracts pursuant to which the Company reinsures Munich. On June 22, 2009, the Company filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover approximately $2.8 million under various reinsurance contracts pursuant to which Munich reinsures the Company. On June 17, 2009, Munich commenced a separate action against the Company in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access to the Company’s books and records pertaining to various quota share agreements, to which the Company filed its answer on July 7, 2009. Because the litigation is only in its preliminary stage and there has thus far been no discovery, management is unable to assess the likelihood of any particular outcome, including what amounts, if any, will be recovered by the parties from each other under the reinsurance and retrocession contracts that are at issue. Accordingly, an estimate of the possible range of loss, if any, cannot be made.
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
The risk factors below supplement the risks disclosed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Risks Relating to the Proposed Merger with Specialty Underwriters’ Alliance, Inc. (“SUA”)
     Failure to complete the merger may negatively impact Tower’s business, financial condition, results of operations, prospects and stock price.
The merger is subject to a number of closing conditions and there can be no assurance that the conditions to the completion of the merger will be satisfied. These closing conditions include:
•	SUA stockholders’ adoption of the merger agreement and approval of the merger;

•	approvals by regulatory authorities;

•	the absence of laws and regulatory actions by governmental authorities that impose terms, conditions, obligations or restrictions upon Tower, SUA or their respective subsidiaries, that would, individually or in the aggregate, reasonably be expected to have a “regulatory material adverse effect,” as defined in the merger agreement; and

•	other customary closing conditions.
If the merger is not completed, Tower will be subject to several risks, including:
•	the current market price of Tower’s common stock may reflect a market assumption that the merger will occur and a failure to complete the merger could result in a negative perception of Tower by equity investors and a resulting decline in the respective market prices of Tower’s common stock;

•	Tower may be required to reimburse SUA for certain reasonable, out-of-pocket transaction expenses, up to $1,000,000;

•	Tower is expected to incur substantial transaction costs in connection with the merger; and

•	Tower would not realize any of the anticipated benefits of having completed the merger.
If the merger is not completed, these risks may materialize and materially adversely affect Tower’s business, financial condition, results of operations, prospects and stock price.
     The announcement and pendency of the merger could have an adverse effect on Tower’s stock price, business, financial condition, results of operations or business prospects.
The announcement and pendency of the merger could disrupt Tower’s business in the following ways, among others:
•	employees may experience uncertainty regarding their future roles with the combined company, which might adversely affect Tower’s ability to retain, recruit and motivate key personnel;

•	the attention of Tower management may be directed toward the completion of the merger and transaction-related considerations and may be diverted from the day-to-day business operations of the company, and matters related to the merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to Tower; and

•	third parties with business relationships with Tower may seek to terminate and/or renegotiate their relationships with Tower as a result of the merger, whether pursuant to the terms of their existing agreements with Tower or otherwise.
Any of these matters could adversely affect the stock prices of, or harm the financial condition, results of operations or business prospects of Tower.
Risk Factors Relating to Tower Following the Merger
     The parties must obtain governmental and other consents to complete the merger. If these consents are delayed, not granted or granted with unacceptable conditions, it may jeopardize or postpone the completion of the merger, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the merger.
The parties must obtain approvals and consents in a timely manner from federal and some state authorities prior to the completion of the merger. If the parties do not receive these approvals, or do not receive them on terms that satisfy the conditions set forth in the merger agreement, then the parties will not be obligated to complete the merger. The governmental agencies from which the parties will seek these approvals have broad discretion in administering the governing regulations. As a condition to approval of the merger, these agencies may impose terms, conditions, obligations or restrictions that could negatively affect Tower’s ability to integrate SUA’s operations into Tower’s operation and the way the combined company conducts business following the merger. If Tower or SUA agrees to any material term, condition, obligation or restriction in order to obtain any approval required to complete the merger, these terms, conditions, obligations or restrictions could adversely affect the ability to integrate SUA’s operations into Tower’s operations or could reduce the anticipated benefits of the merger. This could result in a material adverse effect on the business, financial condition, operating results, prospects and stock price of the combined company following the merger. If any such term, condition, obligation or restriction would, individually or in the aggregate, reasonably be expected to have a “regulatory material adverse effect,” either Tower or SUA may refuse to complete the merger.
     There may be unexpected delays in the consummation of the merger, which could impact Tower’s ability to timely achieve cost savings associated with the merger.
The merger is expected to close in December of 2009. However, certain events may delay the consummation of the merger, including, without limitation, the inability to obtain regulatory approvals of the merger on the proposed terms or the failure of SUA to obtain the stockholder approval required to complete the merger. A delay in the consummation of the merger could impact Tower’s ability to timely realize cost savings associated with the merger.
     Combining Tower and SUA may be more difficult than expected.
Tower and SUA agreed to merge their businesses with the expectation that the merger would result in various benefits, including, among other things, (a) the merger provides the opportunity for Tower and SUA to share profit center resources in the specialty property and casualty insurance market and consolidate certain functions, resulting in cost savings to the combined company, (b) the merger provides the opportunity to create long-term stockholder value by increasing SUA’s growth by cross-selling products with Tower and accessing Tower’s higher A.M. Best Company rating and capital base, (c) the merger allows Tower and SUA to manage market cycles through diversity of lines of business and geography while maintaining a culture of disciplined underwriting and pricing, (d) provide the opportunity to achieve enhanced growth opportunities and leverage SUA’s scalable infrastructure, (e) the merger provides Tower with access to a large pool of capital at an attractive cost of capital, (f) the merger allows for the expansion of Tower’s underwriting capacity in the specialty property and casualty insurance market, which will further broaden Tower’s product offerings, and (g) provide the opportunity for Tower to utilize SUA’s office headquarters to develop Tower’s brokerage business written through retail and wholesale agents in the Midwestern United States. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether Tower and SUA are integrated in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could negatively impact the combined company’s business, financial condition, results of operations, prospects and stock price.
     Adverse economic factors including recession, inflation, periods of high unemployment or lower economic activity could result in the combined company selling fewer policies than expected and/or an increase in premium defaults which, in turn, could affect the combined company’s growth and profitability.
Negative economic factors may also affect the combined company’s ability to receive the appropriate rate for the risk it insures with its policyholders and may impact its policy flow. In an economic downturn, the degree to which prospective policyholders apply for insurance and fail to pay all balances owed may increase. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. These outcomes would reduce the combined company’s underwriting profit to the extent these effects are not reflected in the rates charged by the combined company.
     The loss of key personnel could have a material adverse effect on the combined company’s business, financial condition, results of operations and prospects.
The success of the merger will depend in part on the combined company’s ability to retain key Tower and SUA employees who continue employment with the combined company after the merger. It is possible that these employees might decide not to remain with the combined company after the merger is completed. If these key employees terminate their employment, the combined company’s sales, marketing or development activities might be adversely affected, management’s attention might be diverted from successfully integrating SUA’s operations to recruiting suitable replacements and the combined company’s business, financial condition, results of operations and prospects could be adversely affected. In addition, the combined company might not be able to locate suitable replacements for any such key employees who leave the combined company or offer employment to potential replacements on reasonable terms.
     Future results of the combined company may differ materially from the financial forecasts provided to SUA’s financial advisor in connection with discussions concerning the merger.
The future results of the combined company may be materially different from the financial forecasts provided to SUA’s financial advisor in connection with discussions concerning the merger.
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
     Currently pending or future litigation or governmental proceedings could result in material adverse consequences, including injunctions, judgments or settlements.
Tower and SUA are and from time to time become involved in lawsuits, regulatory inquiries and governmental and other legal proceedings arising out of the ordinary course of their businesses. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions to these types of matters is often uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting the combined company’s business, financial condition, results of operations, prospects and stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2009, the Company purchased 2,311 of its common shares from employees in connection with the vesting of restricted stock issued under the Company’s 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by such employees from the vesting of those shares.
The following table summarizes the Company’s stock repurchases for the three-month period ended June 30, 2009 and represents employees’ withholding tax obligations on the vesting of restricted stock.

				Maximum Number (or
			Total Number of Shares	Approximate Dollar
	Total Number		Purchased as Part of	Value) of Shares that May
	of Shares	Average Price	Publicly Announced Plans	Yet Be Purchased Under
Period	Purchased	Paid per Share	or Programs	the Plans or Programs

April 1 - 30, 2009	1,173	$31.12	—	$—
May 1 - 31, 2009	—	—	—	—
June 1 - 3, 2009	1,138	$25.07	—	—

Total	2,311	$28.14	—	$—

Item 6. Exhibits
31.1	Chief Executive Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

32	Chief Executive Officer and Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tower Group, Inc.
Registrant
Date: August 6, 2009	/s/ Michael H. Lee
Michael H. Lee
Chairman of the Board, President and Chief Executive Officer

Date: August 6, 2009	/s/ Francis M. Colalucci
Francis M. Colalucci
Senior Vice President, Chief Financial Officer and Treasurer