Form 10-Q
period 2009-09-30
Tower Group, Inc.
filed 2009-11-06
CIK 1289592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934
For the quarterly period ended September 30, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,476,246 shares of common stock, par value $0.01 per share, as of November 2, 2009.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Tower Group, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
($ in thousands, except par value and share amounts)	2009	2008

Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $1,324,067 and $581,470)	$1,387,011	$530,159
Equity securities, available-for-sale, at fair value (cost of $79,089 and $12,726)	76,097	10,814
Short-term investments, available-for-sale, at fair value (cost of $17,188)	17,188	—

Total investments	1,480,296	540,973
Cash and cash equivalents	150,625	136,253
Receivable for securities	67,778	3,542
Investment income receivable	17,283	6,972
Premiums receivable	229,086	188,643
Reinsurance recoverable on unpaid losses	105,053	222,229
Reinsurance recoverable on paid losses	18,833	50,377
Prepaid reinsurance premiums	38,731	153,650
Deferred acquisition costs, net of deferred ceding commission revenue	151,696	53,080
Deferred income taxes	30,943	36,207
Intangible assets	38,028	20,464
Goodwill	236,407	18,962
Fixed assets, net of accumulated depreciation	49,994	39,038
Investment in unconsolidated affiliate	—	29,293
Other assets	26,678	38,698

Total assets	$2,641,431	$1,538,381

Liabilities
Loss and loss adjustment expenses	$827,946	$534,991
Unearned premium	532,076	328,847
Reinsurance balances payable	34,232	134,598
Payable to issuing carriers	66	47,301
Funds held under reinsurance agreements	14,865	20,474
Accounts payable, accrued liabilities and other liabilities	77,513	35,930
Subordinated debentures	235,058	101,036

Total liabilities	1,721,756	1,203,177
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 40,560,948 and 23,408,145 shares issued, and 40,479,611 and 23,339,470 shares outstanding)	405	234
Treasury stock (81,337 and 68,675 shares)	(1,365)	(1,026)
Paid-in-capital	643,652	208,094
Accumulated other comprehensive income (loss)	38,969	(37,498)
Retained earnings	238,014	165,400

Total stockholders’ equity	919,675	335,204

Total liabilities and stockholders’ equity	$2,641,431	$1,538,381

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share and share amounts)	2009	2008	2009	2008

Revenues
Net premiums earned	$223,978	$88,249	$621,519	$226,793
Ceding commission revenue	6,933	18,432	27,674	60,577
Insurance services revenue	270	17,993	4,253	41,896
Policy billing fees	871	583	2,191	1,716
Net investment income	21,733	8,174	53,683	26,335
Net realized gains (losses)
Other-than-temporary impairments	(19,451)	(5,606)	(34,322)	(16,335)
Portion of loss recognized in accumulated other comprehensive income (loss)	7,761	—	15,278	—
Other net realized investment gains (losses)	14,245	2,922	21,369	7,055

Total net realized investment gains (losses)	2,555	(2,684)	2,325	(9,280)

Total revenues	256,340	130,747	711,645	348,037
Expenses
Loss and loss adjustment expenses	120,839	43,907	330,922	118,127
Direct and ceding commission expense	50,289	35,406	150,238	92,040
Other operating expenses	31,631	23,060	89,794	66,917
Acquisition-related transaction costs	1,987	—	13,335	—
Interest expense	5,055	2,110	13,497	6,593

Total expenses	209,801	104,483	597,786	283,677
Other Income (expense)
Equity income (loss) in unconsolidated affiliate	—	(820)	(777)	700
Gain on investment in acquired unconsolidated affiliate	—	—	7,388	—

Income before income taxes	46,539	25,444	120,470	65,060
Income tax expense	16,561	8,728	41,888	23,321

Net income	$29,978	$16,716	$78,582	$41,739

Gross unrealized investment holding gains (losses) arising during periods	67,113	(31,732)	115,672	(54,201)
Cumulative effect of adjustment resulting from adoption of new accounting guidance	—	—	(2,497)	—
Equity in net unrealized gains (losses) on investment in unconsolidated affiliate’s investment portfolio	—	(1,615)	3,124	(2,722)
Less: reclassification adjustment for (gains) losses included in net income	(2,555)	2,684	(2,325)	9,280
Income tax benefit (expense) related to items of other comprehensive income	(20,934)	10,732	(37,507)	16,675

Comprehensive net income	$73,602	$(3,215)	$155,049	$10,771

Basic and diluted earnings per share
Basic-Common stock:
Distributed	$0.07	$0.05	$0.19	$0.15
Undistributed	0.67	0.67	1.86	1.64

Total	$0.74	$0.72	$2.05	$1.79

Diluted	$0.74	$0.71	$2.04	$1.78

Weighted average common shares outstanding
Basic	40,481,517	23,293,783	38,247,867	23,281,200

Diluted	40,701,217	23,490,053	38,462,320	23,475,645

Dividends declared and paid per common share	$0.07	$0.05	$0.19	$0.15

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
					Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’
(in thousands)	Shares	Amount	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 2007	23,225	$232	$(493)	$205,435	$(8,322)	$112,535	$309,387
Dividends declared	—	—	—	—	—	(4,608)	(4,608)
Stock based compensation	183	2	(592)	2,634	—	—	2,044
Warrant exercise	—	—	59	25	—	—	84
Net income	—	—	—	—	—	57,473	57,473
Net unrealized depreciation on securities available for sale, net of income tax	—	—	—	—	(29,176)	—	(29,176)

Balance at December 31, 2008	23,408	234	(1,026)	208,094	(37,498)	165,400	335,204
Cumulative effect of adjustment resulting from adoption of new accounting guidance					(1,623)	1,623	—

Adjusted balance at December 31, 2008	23,408	234	(1,026)	208,094	(39,121)	167,023	335,204
Dividends declared	—	—	—	—	—	(7,592)	(7,592)
Stock based compensation	283	2	(429)	5,056	—	—	4,629
Issuance of common stock	16,870	169	—	421,454	—	—	421,623
Fair value of outstanding CastlePoint stock options	—	—	—	9,138	—	—	9,138
Warrant exercise	—	—	90	(90)	—	—	—
Net income	—	—	—	—	—	78,582	78,582
Net unrealized appreciation on securities available for sale, net of income tax	—	—	—	—	78,090	—	78,090

Balance at September 30, 2009	40,561	$405	$(1,365)	$643,652	$38,969	$238,014	$919,675

See accompanying notes to the consolidated financial statements

Tower Group, Inc.
Consolidated Statements of Cash Flow
(Unaudited)

	Nine Months Ended
	September 30,
($ in thousands)	2009	2008

Cash flows provided by (used in) operating activities:
Net income	$78,582	$41,739
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain on investment in acquired unconsolidated affiliate	(7,388)	—
(Gain) loss on sale of investments	(21,369)	(7,055)
Other-than-temporary-impairment loss on investments	19,044	16,335
Depreciation and amortization	13,629	8,541
Amortization of bond premium or discount	(633)	(5,593)
Amortization of restricted stock	4,504	1,767
Deferred income taxes	2,429	3,398
Excess tax benefits from share-based payment arrangements	(82)	(195)
(Increase) decrease in assets:
Investment income receivable	(5,448)	(314)
Premiums receivable	178,907	(7,379)
Reinsurance recoverable	164,279	(37,680)
Prepaid reinsurance premiums	143,728	2,813
Deferred acquisition costs, net	(20,013)	(17,811)
Intangible assets and goodwill	(5,447)	—
Other assets	25,992	(3,395)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	(145,396)	23,941
Unearned premium	(82,677)	33,596
Reinsurance balances payable	(158,423)	17,139
Payable to issuing carriers	(47,235)	(14,749)
Accounts payable and accrued expenses	16,589	(1,283)
Funds held under reinsurance agreements	(19,977)	(11,764)

Net cash flows provided by operations	133,595	42,051

Cash flows provided by (used in) investing activities:
Net cash acquired from acquisition of CastlePoint	242,338	—
Acquisition of Hermitage, net of cash acquired	(42,218)	—
Acquisition related transaction costs	—	(7,058)
Purchase of fixed assets	(17,572)	(12,809)
Purchase — fixed-maturity securities	(834,375)	(298,008)
Purchase — equity securities	(82,260)	—
Short-term investments, net	(17,188)	—
Sale or maturity — fixed-maturity securities	593,192	298,019
Sale — equity securities	46,243	5,066

Net cash flows provided by (used in) investing activities	(111,840)	(14,790)

Cash flows provided by (used in) financing activities:
Exercise of stock options and warrants	556	296
Excess tax benefits from share-based payment arrangements	82	195
Treasury stock acquired-net employee share-based compensation	(429)	(578)
Dividends paid	(7,592)	(3,457)

Net cash flows (used in) provided by financing activities	(7,383)	(3,544)

Increase (decrease) in cash and cash equivalents	14,372	23,717
Cash and cash equivalents, beginning of period	136,253	77,679

Cash and cash equivalents, end of period	$150,625	$101,396

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
Note 1—Nature of Business
Tower Group, Inc. (the “Company”), through its subsidiaries, offers diversified property and casualty insurance products and services. The Company’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “TWGP.”
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
On February 27, 2009, the Company and its subsidiary, CastlePoint, completed the acquisition of HIG, Inc. (“Hermitage”), a property and casualty insurance holding company, pursuant to a stock purchase agreement, from a subsidiary of Brookfield Asset Management Inc. for $130.1 million. Hermitage offers both admitted and excess and surplus lines (“E&S”) products. This transaction further expanded the Company’s wholesale distribution system nationally and established a network of retail agents in the Southeast.
Note 2—Accounting Policies and Basis of Presentation
Basis of Presentation
The accompanying unaudited consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2008 and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 13, 2009. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations.
The results of operations for the three and nine months ended September 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009. All significant inter-company transactions have been eliminated in consolidation. Business segment results are presented net of all material inter-segment transactions.

Amounts in tables may not foot or reconcile due to rounding.
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
Supplemental Disclosures of Cash Flow Information
The table below presents the cash paid for income taxes and interest for the nine months ended September 30, 2009 and 2008, respectively, and the non-cash investing and financing activities.

	Nine Months Ended
	September 30,
($ in thousands)	2009	2008

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$40,879	$26,475
Cash paid for interest	13,766	5,956
Schedule of non-cash investing and financing activities:
Issuance of common stock in acquisition of CastlePoint	421,623	—
Value of CastlePoint stock options at date of acquisition	9,138	—

Loss and Loss Adjustment Expenses (“LAE”)
The liability for loss and LAE represents management’s best estimate of the ultimate cost and expense of all reported and unreported losses that are unpaid as of the balance sheet date and the fair value adjustments related to the acquisitions of CastlePoint and Hermitage. The liability for loss and LAE is estimated on an undiscounted basis, using individual case-basis valuations, statistical analyses and various actuarial procedures. The projection of future claims payments and reporting is based on an analysis of the Company’s historical experience, supplemented by analyses of industry loss data. Management believes that the liability for loss and LAE is adequate to cover the ultimate cost of losses and claims to date; however, because of the uncertainty from various sources, including changes in reporting patterns, claims settlement patterns, judicial decisions, legislation, and economic conditions, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. As adjustments to these estimates become necessary, such adjustments are reflected in expense for the period in which the estimates are changed. Because of the nature of the business historically written, the Company’s management believes that the Company has limited exposure to environmental claim liabilities.
Tower estimates reserves separately for losses, allocated loss adjustment expenses, and unallocated loss adjustment expenses. Allocated loss adjustment expenses (“ALAE”) refers to costs of attorneys as well as miscellaneous costs such as witness fees and court costs attributable to specific claims that generally are in various stages of litigation. Unallocated loss adjustment expenses (“ULAE”) refers to costs for administering claims that are not related to attorney fees and miscellaneous costs associated with litigated claims. ULAE includes overhead costs attributable to the claims function.
Tower estimates the ALAE liability separately for claims that are defended by in-house attorneys, claims that are handled by other attorneys that are not employees, and miscellaneous ALAE costs such as witness fees and court costs.

For ALAE stemming from defense by in-house attorneys the Company determines a fixed fee per in-house litigated claim, and allocates to each of these litigated claims 50% of this fixed fee when litigation on a particular claim begins and 50% of the fee when the litigation is closed. The fee is determined actuarially based upon the projected number of litigated claims and expected closing patterns at the beginning of each year as well as the projected budget for the Company’s in-house attorneys, and these amounts are subject to adjustment each quarter based upon actual experience.
For ULAE the Company determines a standard cost per claim for each line of business that represents the ultimate average cost to administer that claim. 50% of this standard cost is recorded as paid ULAE when a claim is opened, and 50% of this standard cost is recorded as paid ULAE when a claim is closed. The standard costs are determined actuarially and subject to adjustment each quarter such that the total calendar period costs for the claims function is recorded as paid ULAE each quarter.
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
Accounting Pronouncements
Accounting guidance adopted in 2009
In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance on business combinations, where an acquiring entity is required to recognize assets acquired and liabilities assumed at fair value, with very few exceptions. In addition, transaction costs are no longer included in the measurement of the business acquired, but are expensed as incurred. The new guidance applies to all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the guidance on January 1, 2009. See note 3 — “Acquisitions” for financial statement effect.
In February 2008, the FASB delayed the effective date of the guidance regarding fair value measurements for certain nonfinancial assets and nonfinancial liabilities and associated required disclosures. On January 1, 2009 the guidance became effective and the Company applied the guidance to the nonfinancial assets and nonfinancial liabilities with no material effect.

In April 2008, the FASB issued new guidance in determining the useful life of a recognized intangible asset. The purpose of this guidance is to improve consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset for purposes of determining possible impairments. This guidance requires an entity to disclose information related to the extent the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. This guidance is required to be applied prospectively to all new intangible assets acquired after January 1, 2009. The Company adopted the new guidance on January 1, 2009, with no material effect on the financial statements.
In June 2008, the FASB issued new guidance related to earnings per share (“EPS”) calculations and the participating securities in the basic earnings per share calculation under the two-class method. This new guidance requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the guidance. Early adoption was not permitted. The Company adopted the guidance on January 1, 2009, which did not have a material effect on the Company’s earnings per share.
In April, 2009, the FASB issued new guidance to help an entity in determining whether a market for an asset is not active and when a price for a transaction is not distressed. The model includes the following two steps:
•	Determine whether there are factors present that indicate that the market for the asset is not active at the measurement date; and
•	Evaluate the quoted price (i.e., a recent transaction or broker price quotation) to determine whether the quoted price is not associated with a distressed transaction.
This guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the new provisions on January 1, 2009. The adoption did not have a material effect on the Company’s consolidated financial condition and results of operations.
In April 2009, the FASB issued new guidance for other-than-temporary impairments (“OTTI”) for fixed-maturity securities. Subsequent to this guidance, companies are required to separate OTTI into (a) the amount representing the credit loss, which continues to be recorded in earnings, and (b) the amount related to all other factors, which is now recorded in other comprehensive net income/loss. The new guidance required a cumulative-effect adjustment for those securities that were other-than-temporarily-impaired at the effective date. This cumulative-effect adjustment reclassifies the noncredit portion of previously other-than-temporarily-impaired instrument held at the effective date to accumulated other comprehensive net income/loss from retained earnings. Early adoption was permitted for periods ending after March 15, 2009. The Company adopted the guidance on January 1, 2009, and was required to make a cumulative effect adjustment to the opening balance of retained earnings for the non-credit portion of the previously recorded other-than-temporarily securities in the amount of $1.6 million, net of tax.
In April, 2009, the FASB issued new guidance regarding requirements for disclosures relating to fair value of financial instruments. This guidance specifies that after reporting periods ended June 15, 2009, all interim, as well as annual, financial statements must contain the additional disclosures regarding fair value of financial instruments. Early adoption was permitted for periods ending after March 15, 2009. The Company adopted this guidance on January 1, 2009, with no material effect on the financial statements.
In May 2009, the FASB issued new guidance requiring entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The Company implemented this guidance as of April 1, 2009 with no material effect on Company’s consolidated financial condition and results of operations.

In June 2009, the FASB issued guidance establishing a new hierarchy of generally accepted accounting principles called “ FASB Accounting Standards Codification”. The new hierarchy is the new single source of authoritative nongovernmental U.S. generally accepted accounting principles. The codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. Effective for interim and annual periods that end after September 15, 2009, the Company implemented this guidance as of July 1, 2009 and has removed all references to prior authoritative literature.
Accounting guidance not yet effective
In June 2009, the FASB issued new guidance which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The new guidance enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. This guidance will be effective for annual reporting periods beginning on or after January 1, 2010. Early application is not permitted. The Company is currently analyzing the effect this guidance will have on its financial statements.
In June 2009, the FASB issued new guidance which concerns the consolidation of variable interest entities and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly affect the other entity’s economic performance. The new guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective for annual reporting periods beginning on or after January 1, 2010. Early application is not permitted. The Company is currently analyzing the effect this guidance will have on its financial statements.
In August 2009, the FASB issued new guidance concerning the fair value measurement of liabilities. This new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, fair value can be measured using a valuation technique that uses the quoted price of the identical liability when traded as an asset (Level 1) or similar liability when traded as an asset (Level 2) or another valuation technique that is consistent with the principals of fair value. Under this guidance, a company is not required to make an adjustment to reflect the existence of a restriction that prevents the transfer of the liability. This guidance is effective for interim and annual periods beginning after August 2009. The company is currently analyzing the effect this guidance will have on its financial statements.
Note 3—Acquisitions
Acquisition of CastlePoint Holdings, Ltd.
On February 5, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of CastlePoint, a Bermuda exempted corporation, pursuant to the Agreement, dated as of August 4, 2008, between the Company and CastlePoint. The acquisition was accounted for using the purchase method in accordance with recently issued GAAP guidance on business combinations. Under the terms of the Agreement, the Company acquired CastlePoint for approximately $491.4 million consisting of 16,869,572 shares of Tower common stock with an aggregate value of approximately $421.5 million, $4.4 million related to the fair value of unexercised warrants, and $65.3 million of cash. Additionally, under the terms of the Agreement, the Company issued 1,148,308 employee stock options to replace the CastlePoint employee stock options as of the acquisition date. The value of the Company’s stock options attributed to the services rendered by the CastlePoint employees as of the acquisition date totaled approximately $9.1 million and is included in the purchase consideration in accordance with GAAP. Also, the fair value of the CastlePoint acquisition included the fair value of the Company’s previously held interest in CastlePoint and is presented as follows:

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
The Company began consolidating CastlePoint’s financial statements as of the closing date in accordance with GAAP. The purchase consideration has been allocated to the assets acquired and liabilities assumed, including separately identified intangible assets, based on their fair values as of the close of the acquisition, with the amounts exceeding the fair value recorded as goodwill. The goodwill consists largely of the synergies and economies of scale expected from combining the operations of the Company and CastlePoint.
The following unaudited condensed balance sheet presents assets acquired and liabilities assumed with the acquisition of CastlePoint, based on their fair values and the fair value hierarchy level under GAAP as of February 5, 2009:

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
In connection with recording the acquisition, the Company revalued its previous investment in CastlePoint at fair value on the acquisition date, resulting in a gain of $7.4 million, before income taxes. This gain was included in the Consolidated Statements of Income in the first quarter of

2009. The Company incurred approximately $11.3 million of transaction costs, including legal, accounting, investment advisory and other costs directly related to the acquisition, which were expensed in the first quarter of 2009.
The Company is required to allocate goodwill to its reportable segments. Such allocation has not been completed as of September 30, 2009.
Acquisition of Hermitage Insurance Group
On February 27, 2009, the Company completed the acquisition of Hermitage, a property and casualty insurance holding company, from a subsidiary of Brookfield Asset Management Inc. for $130.1 million. The purchase price is subject to certain adjustments which are not expected to be finalized for several months and could result in an insignificant adjustment. Hermitage offers both admitted and E&S lines products. This transaction further expands the Company’s wholesale distribution system nationally and establishes a network of retail agents in the Southeast.
The Company began consolidating the Hermitage financial statements as of the closing date in accordance with recently issued GAAP guidance on business combinations. The purchase consideration has been allocated to the assets acquired and liabilities assumed, including separately identified intangible assets, based on their fair values as of the close of the acquisition, with the amounts exceeding the fair value recorded as goodwill. The goodwill consists largely of the synergies and economies of scale expected from combining the operations of the Company and Hermitage.
The following unaudited condensed balance sheet presents assets acquired and liabilities assumed with the acquisition of Hermitage, based on their fair values and the fair value hierarchy level under GAAP as of February 27, 2009:

($ in thousands)	Level 1	Level 2	Level 3	Total

Assets
Investments	$151	$101,033	$263	$101,447
Cash and cash equivalents	88,167	—	—	88,167
Receivables	—	—	11,761	11,761
Prepaid reinsurance premiums	—	—	5,385	5,385
Reinsurance recoverable	—	—	7,310	7,310
Deferred acquisition costs / VOBA	—	—	11,319	11,319
Deferred income taxes	—	—	6,366	6,366
Goodwill	—	—	34,307	34,307
Intangibles	—	—	10,830	10,830
Other assets	—	—	2,077	2,077

Total assets				278,969

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	—	—	92,147	92,147
Unearned premium	—	—	43,541	43,541
Other liabilities	—	—	13,166	13,166
Total liabilities				148,854

Stockholders’ equity				130,115

Total liabilities and stockholders’ equity				$278,969

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
The Company has allocated goodwill to its brokerage insurance segment.
For the three and nine months ended September 30, 2009, the Company included total revenues and net income for CastlePoint and Hermitage from their respective acquisition dates in its consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
($ in thousands)	CastlePoint	Hermitage	CastlePoint	Hermitage

Total revenue	$104,789	$19,597	$300,042	$53,470
Net income	16,683	3,903	42,636	8,445
CastlePoint Insurance Company and Hermitage Insurance Company were included in the Tower U.S. pool beginning April 1, 2009 and their revenues and net income were affected by their participation in the pool. The amounts in the table above include revenues and net income for CastlePoint and Hermitage based on each company’s net premiums earned prior to pooling. Revenues and net income for CastlePoint Re include the assumed business, on a quota share basis, from the Tower insurance subsidiaries. Net losses incurred and net underwriting expenses incurred are based on the related net ratio of the pool. Net investment income represents actual net investment income earned. The second quarter year-to-date amounts have been recalculated, using the approach described above, to reflect the amounts derived for the current quarter.
The Company recorded goodwill from the acquisition of CastlePoint and Hermitage in the amount of $183.1 million and $34.3 million, respectively. The Company estimates that $22.0 million of goodwill related to the Hermitage acquisition is deductible for tax purposes. The Company has not completed the analysis to determine the amount of goodwill related to the CastlePoint acquisition that may be deductible for tax purposes.
Significant Factors Affecting Acquisition Date Fair Values
Value of Business Acquired (“VOBA”)
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation for the policies that were in force on the acquisition dates was determined by using a cash flow model rather than an observable market price as a liquid market for valuing the in force business could not be determined. The valuation model used an estimate of the underwriting profit and the net nominal future cash flows associated with the in force policies that a market participant would expect as of the dates of the acquisitions. The estimated underwriting profit and the future cash flows were adjusted for the time value of money at a risk free rate and a risk margin to compensate an acquirer for bearing the risk associated with the in force business. An estimate of the expected level of policy cancellations that would occur after the acquisition dates was also included.
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
At the acquisition dates of CastlePoint and Hermitage, VOBA was $79.6 million, and the Company amortized $16.4 million and $67.2 million for the three and nine months ended September 30, 2009, respectively. VOBA is determined at the time of a business combination and is reported on the consolidated balance sheet with DAC and is amortized over the life of the business, similar to DAC. The Company expects to amortize approximately $76.4 million in 2009 with the remainder to be amortized over the expected patterns of future cash flows.
Intangibles
The fair value of intangible assets was for customer and producer relationships, insurance licenses and trademarks. The fair value of customer and producer relationships and trademarks was estimated based upon using an income approach methodology. The fair value of insurance licenses was valued using a market approach methodology and the fair value of internally developed software was valued using a cost approach methodology. Critical inputs into the valuation model for customer relationships included estimations of expected premium and attrition rates, expected operating margins and capital requirements.

Loss and Loss Adjustment Expense Reserves Acquired
The required valuation of loss and loss adjustment expense reserves acquired as determined by using a cash flow model rather than an observable market price since a liquid market for such underwriting liabilities could not be determined. The valuation model used an estimate of net nominal future cash flows related to liabilities for losses and LAE that a market participant would expect as of the date of the acquisitions. These future cash flows were adjusted for the time value of money at a risk free rate and a risk margin to compensate an acquirer for bearing the risk associated with the liabilities.
The fair value adjustment for loss and LAE of $17.2 million will be amortized over the expected loss and LAE payout pattern and reflected as a component of loss and loss adjustment expenses. The Company amortized $1.2 million and $3.8 million for the three and nine months ended September 30, 2009, respectively and expects to amortize $4.8 million in 2009 with the remainder over the next three to four years.
Non-financial Assets and Liabilities
Receivables, other assets and liabilities were valued at fair value which approximated carrying value.
Pro Forma Results of Operations
Selected unaudited pro forma results of operations assuming the CastlePoint and Hermitage acquisitions had occurred as of January 1, 2008, are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008

Total revenue	$256,340	$231,382	$757,225	$654,522
Net income	29,978	10,188	77,957	62,988
Net income per share — basic	$0.74	$0.26	$1.97	$1.58
Net income per share — diluted	$0.74	$0.25	$1.96	$1.57

Weighted average common shares outstanding
Basic	40,481,517	39,910,068	39,648,202	39,832,386
Diluted	40,701,217	40,120,214	39,862,655	40,119,531

The 2009 year-to-date amounts reflect immaterial corrections identified during the third quarter of 2009.
Note:
The Company excluded certain one-time charges from the pro forma results for the nine months ended September 30, 2009 and 2008 including, (i) transaction costs of $11.4 million and $3.6 million, respectively related to the acquisitions of CastlePoint and Hermitage, (ii) CastlePoint’s severance expenses of $2.0 million for the nine months ended September 30, 2009, and (iii) Tower’s gain of $7.4 million related to the acquisition of CastlePoint for the nine months ended September 30, 2009.
Note 4 — Investments
The amortized cost and fair value of investments in fixed-maturity securities and equities and other-than-temporary impairment losses are summarized as follows:

	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	OTTI
($ in thousands)	Cost	Gains	Months	Months	Value	Losses (1)

September 30, 2009
U.S. Treasury securities	$35,267	$352	$(24)	$—	$35,594	$—
U.S. Agency securities	9,215	243	(99)	—	9,359	—
Municipal bonds	428,120	29,523	(13)	(97)	457,533	—
Corporate and other bonds
Finance	136,250	11,841	(230)	(2,045)	145,816	—
Industrial	274,348	11,850	(291)	(981)	284,926	—
Utilities	40,110	2,890	(2)	(52)	42,946	—
Commercial mortgage-backed securities	150,373	17,392	(83)	(8,657)	159,025	(5,917)
Residential mortgage-backed securities
Agency backed securities	209,236	6,463	(5)	—	215,694	—
Non-agency backed securities	24,318	1,688	(4)	(4,962)	21,040	(2,735)
Asset-backed securities	16,831	172	(117)	(1,808)	15,078	(1,709)

Total fixed-maturity securities	1,324,067	82,414	(868)	(18,602)	1,387,011	(10,361)
Preferred stocks, principally finance	78,578	571	(2,605)	(987)	75,557	—
Common stocks	511	82	(53)	—	540	—

Total	$1,403,156	$83,067	$(3,526)	$(19,589)	$1,463,108	$(10,361)

December 31, 2008
U.S. Treasury securities	$26,482	$524	$—	$—	$27,006
U.S. Agency securities	361	38	—	—	399
Municipal bonds	179,734	2,865	(2,485)	(166)	179,948
Corporate and other bonds
Finance	84,579	457	(6,003)	(4,173)	74,860
Industrial	122,599	475	(7,740)	(5,639)	109,695
Utilities	2,829	—	(205)	(204)	2,420
Commercial mortgage-backed securities	52,558	3	(4,399)	(16,626)	31,535
Residential mortgage-backed securities
Agency backed securities	70,416	1,799	(16)	(20)	72,179
Non-agency backed securities	31,441	4	(3,536)	(3,594)	24,315
Asset-backed securities	10,471	32	(2,652)	(49)	7,802

Total fixed-maturity securities	581,470	6,198	(27,036)	(30,471)	530,159
Preferred stocks	5,551	—	—	(1,857)	3,694
Common stocks	7,175	5	(60)	—	7,120

Total	$594,196	$6,203	$(27,096)	$(32,328)	$540,973

(1)	Represents the gross unrealized loss on other-than-temporarily impaired securities as of September 30, 2009 recognized in accumulated other comprehensive income (loss).
Investments at September 30, 2009 include the fair value of the fixed-maturity securities and equities acquired with the acquisitions of CastlePoint and Hermitage. Under fair value accounting at the respective dates of acquisition, the cost or amortized cost is adjusted to equal the fair value which eliminates any unrealized gain or loss. The fair value of fixed-maturity and equity securities acquired is shown in Note 3 “Acquisitions.”
Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008

Income
Fixed-maturity securities	$20,362	$7,779	$51,910	$24,054
Equity securities	1,684	109	2,233	604
Cash and cash equivalents	95	591	919	2,305
Dividends on common trust securities	139	17	412	181

Total	22,280	8,496	55,474	27,144
Expenses
Investment expenses	547	322	1,791	809

Net investment income	$21,733	$8,174	$53,683	$26,335

Proceeds from the sale and maturity of fixed-maturity securities were $593.2 million and $298.0 million for the nine months ended September 30, 2009 and 2008, respectively. Proceeds from the sale of equity securities were $46.2 million and $5.1 million for the nine months ended September 30, 2009 and 2008, respectively.
The Company’s gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008

Fixed-maturity securities
Gross realized gains	$14,163	$1,276	$21,279	$6,301
Gross realized losses	(11)	(177)	(335)	(1,139)

	14,152	1,099	20,944	5,162

Equity securities
Gross realized gains	123	1,823	516	1,968
Gross realized losses	(30)	—	(91)	(75)

	93	1,823	425	1,893

Net realized gains (losses) on investments	14,245	2,922	21,369	7,055

Other-than-temporary impairment losses
Fixed-maturity securities	(11,690)	(5,606)	(19,044)	(13,899)
Equity securities	—	—	—	(2,436)

Total other-than-temporary impairment losses	(11,690)	(5,606)	(19,044)	(16,335)

Total net realized gains (losses), including other-than temporary impairment losses	$2,555	$(2,684)	$2,325	$(9,280)

The Company may dispose of a particular security due to significant changes in economic facts and circumstances related to the invested asset that have arisen since the Company’s last analysis of the facts supporting the Company’s intent and ability to retain the investment in the security for a period of time sufficient to recover the amortized cost or cost basis as of the prior reporting period. These transactions have been infrequent and the realized losses were immaterial.

Impairment Review
The Company regularly reviews its fixed-maturity and equity security portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, management considers, among other criteria: (i) the overall financial condition of the issuer, (ii) the current fair value compared to amortized cost or cost, as appropriate; (iii) the length of time the security’s fair value has been below amortized cost or cost; (iv) specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments; (v) whether management intends to sell the security and, if not, whether it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; (vi) specific cash flow estimations for certain mortgage-backed securities and (vii) current economic conditions. If an other-than-temporary impairment loss is determined for a fixed-maturity security, the credit portion is recorded in the statement of income as net realized losses on investments and the non-credit portion is recorded in other comprehensive income. The credit portion results in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization.
The Company’s commercial mortgage-backed securities (“CMBS”), non-agency residential mortgage-backed securities (“RMBS”) and corporate bonds represent our largest unrealized loss positions as of September 30, 2009.
The Company determines the credit loss component of fixed-maturity investments by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. If the amortized cost is greater than the present value of the expected cash flows, the difference is considered a credit loss and recognized in net realized investment gains (losses).
For non-structured fixed-maturity securities (U.S. Treasury securities, obligations of U.S. Government and government agencies and authorities, obligations of states, municipalities and political subdivisions, debt securities issued by foreign governments, and certain corporate debt), the estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. The determination of recovery value incorporates an issuer valuation assumption utilizing one or a combination of valuation methods as deemed appropriate by the Company. The present value of the cash flows is determined by applying the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment) and an estimated recovery time frame. Generally, that time frame for securities for which the issuer is in bankruptcy is 12 months. For securities for which the issuer is financially troubled but not in bankruptcy, that time frame is generally longer. Included in the present value calculation are expected principal and interest payments; however, for securities for which the issuer is classified as bankrupt or in default, the present value calculation assumes no interest payments and a single recovery amount. In situations for which a present value of cash flows cannot be estimated, a write down to fair value is recorded.
In estimating the recovery value, significant judgment is involved in the development of assumptions relating to a myriad of factors related to the issuer including, but not limited to, revenue, margin and earnings projections, the likely market or liquidation values of assets, potential additional debt to be incurred pre- or post- bankruptcy/restructuring, the ability to shift existing or new debt to different priority layers, the amount of restructuring/bankruptcy expenses, the size and priority of unfunded pension obligations, litigation or other contingent claims, the treatment of intercompany claims and the likely outcome with respect to inter-creditor conflicts. During the first nine months of 2009 the Company recorded $1.9 million of OTTI related to 5 CIT Group Inc. bonds as CIT had significant liquidity deterioration.
The non-agency RMBS holdings include securities with underlying prime mortgages. Sub-prime and Alt-A mortgages are included in ABS. The Company analyzes its RMBS on a quarterly basis using default loss models based on the performance of the underlying loans. Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred. The expected losses for a mortgage pool are compared to the break-even loss, which represents the point at which the Company’s tranche begins to experience losses. The timing of projected cash flows on these securities has changed as economic conditions have prevented the underlying borrowers from refinancing the mortgages underlying these securities, thereby reducing the amount of projected prepayments. Additionally, within the non-agency RMBS holdings, the estimated cash flows have continued to decline over the past several months. This is primarily attributable to the continued decline in home prices, which is a critical factor impacting future projected losses. As a result, the default and loss severity estimates have increased based on these home price change estimates. See the table below for a summary of OTTI losses recorded in 2009. The OTTI charges are recognized and recorded in the period when there are adverse changes in projected cash flows, which the Company tests on a quarterly basis.
The Company’s CMBS are evaluated on a quarterly basis using analytical techniques and various metrics including the level of subordination, debt-service-coverage ratios, loan-to-value ratios, delinquencies, defaults and foreclosures. Specifically, within the CMBS holdings, the estimated cash flows have continued to decline over the past several months, similar to RMBS. The primary driver of this decline has been a doubling of delinquencies from 1.5% at December 31, 2008 to over 3.0% by the third quarter of 2009, even though the absolute levels are still low. Additionally, the lack of financing in the CMBS market and a decline in real estate values is resulting in higher longer term projected losses due to the increase in refinancing risk of commercial loans upon the balloon dates. See the table below for a summary of OTTI losses recorded in 2009. The OTTI charges are recognized and recorded in the period when there are adverse changes in projected cash flows, which the Company tests on a quarterly basis.
The following table shows the number and amount of fixed-maturity and equity securities that the Company determined were OTTI for the three and nine months ended September 30, 2009 and 2008, respectively. This resulted in recording impairment write-downs as part of net realized gains (losses) on investments indicated, and reduced the unrealized loss in other comprehensive loss.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
($ in thousands)	No.	Amount	No.	Amount	No.	Amount	No.	Amount

Corporate and other bonds	6	$(485)	3	$(3,276)	14	$(1,851)	3	$(3,276)
Commercial mortgage-backed securities	27	(13,566)	—	—	42	(21,593)	—	—
Residential mortgage-backed securities	31	(3,785)	8	(2,175)	55	(7,884)	23	(10,470)
Asset-backed securities	8	(1,615)	1	(153)	21	(2,994)	1	(153)
Equities	—	—	—	—	—	—	7	(2,436)

	72	$(19,451)	12	$(5,604)	132	$(34,322)	34	$(16,335)
Portion of loss recognized in accumulated other comprehensive net income (loss), principally residential mortgage- backed securities		7,761		—		15,278		—

Impairment losses recognized in earnings		$(11,690)		$(5,604)		$(19,044)		$(16,335)

The following table provides a rollforward of the cumulative amount of OTTI showing the amounts that have been included in earnings for securities still held on a pretax basis for the nine months ended September 30, 2009:

($ in thousands)

Balance, January 1, 2009	$24,638
Cumulative effect of adjustment upon adoption of 2009 GAAP guidance on OTTI	(2,497)
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	14,041
OTTI has been previously recognized	5,003
Reductions due to:
Securities sold during the period (realized)	(320)
Securities which will be sold in coming periods	—

Balance, September 30, 2009	$40,865

Unrealized Losses
There are 236 investment positions at September 30, 2009 that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Temporary losses on investments resulted primarily from market illiquidity and market dislocation during 2009. The corporate bonds that had significant unrealized losses were primarily due to the significant yield spread widening that occurred within these securities due to market fears and a decline in financing options for many companies. There have been some ratings downgrades within these bonds due to the weak economic environment. However, after analyzing the credit quality, balance sheet strength and company outlook, management believes these securities will recover in value when liquidity and the economy improve. The structured securities that had significant unrealized losses resulted from continuing declines in both residential and commercial real estate prices. However, declines in home and commercial property prices have not adversely affected cash flows on these securities. To the extent cash flows on structured securities change adversely, they would be considered OTTI and an impairment loss would be recognized. The Company considered all relevant factors, including expected recoverability of cash flows, in assessing whether the loss was other than temporary. The Company has the intent and ability to retain these investments for a period of time sufficient to allow for anticipated recovery of fair value to the Company’s cost basis.
For all securities in an unrealized loss position at September 30, 2009, the Company has received all contractual interest payments (and principal if applicable). Based on the continuing receipt of cash flow and the foregoing analyses, the Company expects continued timely payments of principal and interest and considers the losses to be temporary.
The following table presents information regarding the Company’s invested assets that were in an unrealized loss position at September 30, 2009 and December 31, 2008 by amount of time in a continuous unrealized loss position:

	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Aggregate	Unrealized
($ in thousands)	No.	Value	Losses	No.	Value	Losses	No.	Fair Value	Losses

September 30, 2009
U.S. Treasury securities	6	$5,007	$(24)	—	$—	$—	6	$5,007	$(24)
U.S. Agency securities	6	1,021	(99)	—	—	—	6	1,021	(99)
Municipal bonds	1	530	(13)	5	2,618	(97)	6	3,148	(110)
Corporate and other bonds
Finance	13	4,101	(230)	26	20,692	(2,045)	39	24,793	(2,275)
Industrial	32	10,637	(291)	43	18,598	(981)	75	29,235	(1,272)
Utilities	2	293	(2)	2	598	(52)	4	891	(54)
Commercial mortgage- backed securities	2	1,444	(83)	23	22,138	(8,657)	25	23,582	(8,740)
Residential mortgage- backed securities
Agency backed	6	3,175	(5)	—	—	—	6	3,175	(5)
Non-agency backed	3	99	(4)	37	18,776	(4,962)	40	18,875	(4,966)
Asset-backed securities	3	156	(117)	11	3,934	(1,808)	14	4,090	(1,925)

Total fixed-maturity securities	74	26,463	(868)	147	87,354	(18,602)	221	113,817	(19,470)
Preferred stocks	8	67,333	(2,605)	5	4,564	(987)	13	71,897	(3,592)
Common stocks	2	84	(53)	—	—	—	2	84	(53)

Total	84	$93,880	$(3,526)	152	$91,918	$(19,589)	236	$185,798	$(23,115)

December 31, 2008
Municipal bonds	53	$49,879	$(2,485)	1	$371	$(166)	54	$50,250	$(2,651)
Corporate and other bonds
Finance	55	42,007	(6,003)	38	20,575	(4,173)	93	62,582	(10,176)
Industrial	110	72,787	(7,740)	32	17,701	(5,639)	142	90,488	(13,379)
Utilities	5	1,974	(205)	2	446	(204)	7	2,420	(409)
Commercial mortgage- backed securities	15	13,997	(4,399)	22	16,431	(16,626)	37	30,427	(21,026)
Residential mortgage- backed securities
Agency backed	6	3,408	(16)	1	582	(20)	7	3,990	(36)
Non-agency backed	32	12,676	(3,536)	16	9,953	(3,594)	48	22,629	(7,130)
Asset-backed securities	20	6,481	(2,652)	2	552	(49)	22	7,032	(2,701)

Total fixed-maturity securities	296	203,208	(27,037)	114	66,610	(30,472)	410	269,818	(57,508)
Preferred stocks	—	—	—	6	3,694	(1,857)	6	3,694	(1,857)
Common stocks	1	1,440	(60)	—	—	—	1	1,440	(60)

Total	297	$204,648	$(27,096)	120	$70,304	$(32,329)	417	$274,952	$(59,424)

The unrealized position associated with the fixed-maturity portfolio included $19.5 million in gross unrealized losses, consisting primarily of asset-backed and mortgage-backed securities representing 68% and corporate bonds representing 16% of the total portfolio. The total fixed-maturity portfolio of gross unrealized losses included 221 securities which were, in aggregate, approximately 15% below amortized cost. Of the 221 investments evaluated, 147 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these investments at September 30, 2009 was $18.6 million. The Company does not consider these investments to be other-than-temporarily impaired.
The unrealized losses on the Company’s investments in preferred securities were primarily due to purchases made during the quarter where pricing was adversely affected after the ex-dividend date was declared. The Company evaluated all 13 preferred securities that were in an unrealized loss position as of September 30, 2009. The evaluation consisted of a detailed review including but not limited to some or all of the following factors for each security: the current S&P rating, analysts’ reports, past earnings trends and analysts’ earnings expectations for the next 12 months, liquidity, near term financing risk, and whether the company was currently paying dividends on its equity securities. The Company also considered that these securities have been in an unrealized loss position for a period ranging from 1 to 23 months and that the severity of the impairment in relation to the carrying amounts of preferred stock is between 22% and 52%. Four of the 13 preferred securities held, representing 60% of the unrealized losses were purchased during the month of September 2009. Shortly after purchase the securities went ex-dividend and prices dropped accordingly. We consider this price movement to be temporary in nature and do not consider these investments to be other-than-temporarily impaired. The remaining 9 securities were adversely affected by the temporary market disruption of late 2008 through early 2009, but have since displayed a marked price appreciation. We believe the decline in value to be temporary in nature and we do not consider these investments to be other-than-temporarily impaired.
The following tables stratifies, by securitized assets and all other assets, the gross unrealized losses in the Company’s portfolio at September 30, 2009, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security.

	Securitized Assets
		Total Gross	Decline of Investment Value
	Fair	Unrealized	>15%		>25%		>50%
($ in thousands)	Value	Losses	No.	Amount	No.	Amount	No.	Amount

Unrealized loss for less than 6 months	$4,658	$(89)	—	$—	1	$(1)	—	$—
Unrealized loss for over 6 months	218	(121)	—	—	—	—	2	(116)
Unrealized loss for over 12 months	7,771	(1,420)	4	(986)	1	(67)	5	(0)
Unrealized loss for over 18 months	16,226	(5,218)	7	(844)	9	(2,207)	3	(1,913)
Unrealized loss for over 2 years	20,849	(8,789)	3	(624)	11	(3,729)	8	(3,614)

	$49,722	$(15,636)	14	$(2,454)	22	$(6,004)	18	$(5,642)

	All Other Assets
		Total Gross	Decline of Investment Value
	Fair	Unrealized	>15%		>25%		>50%
($ in thousands)	Value	Losses	No.	Amount	No.	Amount	No.	Amount

Unrealized loss for less than 6 months	$83,765	$(3,166)	1	$(1)	—	$—	8	$(243)
Unrealized loss for over 6 months	5,242	(150)	—	—	3	(90)	2	(40)
Unrealized loss for over 12 months	9,338	(1,012)	—	—	2	(769)	—	—
Unrealized loss for over 18 months	13,694	(1,228)	1	(355)	1	(105)	—	—
Unrealized loss for over 2 years	24,038	(1,922)	4	(658)	1	(208)	—	—

	$136,076	$(7,479)	6	$(1,013)	7	$(1,172)	10	$(283)

The Company evaluated the severity of the impairment in relation to the carrying amount for the securities referred to above and found it to be between 1% and 90%. The Company considered all relevant factors, in assessing whether the loss was other-than-temporary. The Company does not intend to sell its fixed-maturity securities and it is not more likely than not that the Company will be required to sell these investments until there is a recovery of fair value to the Company’s original cost basis, which may be at maturity.
Fixed-Maturity Investment—Time to Maturity
The following table shows the composition of our fixed-maturity portfolio by remaining time to maturity at September 30, 2009 and December 31, 2008. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date.

	September 30, 2009		December 31, 2008
	Amortized		Amortized
($ in thousands)	Cost	Fair Value	Cost	Fair Value

Remaining Time to Maturity
Less than one year	$21,439	$21,617	$8,813	$8,789
One to five years	255,669	266,582	115,645	112,514
Five to ten years	335,029	349,262	189,267	176,218
More than 10 years	311,171	338,713	102,859	96,807
Mortgage and asset-backed securities	400,759	410,837	164,886	135,831

Total	$1,324,067	$1,387,011	$581,470	$530,159

Note 5—Fair Value Measurements
GAAP establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded, including during periods of market disruption, and the reliability and transparency of the assumptions used to determine fair value. The hierarchy requires the use of observable market data when available. The levels of the hierarchy and those investments included in each are as follows:
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
Level 3 — Inputs to the valuation methodology are unobservable for the asset or liability and are significant to the fair value measurement. Material assumptions and factors considered in pricing investment securities may include projected cash flows, collateral performance including delinquencies, defaults and recoveries, and any market clearing activity or liquidity circumstances in the security or similar securities that may have occurred since the prior pricing period. Generally included in this valuation methodology are investments in certain mortgage-backed and asset-backed securities.
The availability of observable inputs varies and is affected by a wide variety of factors. When the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. The degree of judgment exercised by management in determining fair value is greatest for investments categorized as Level 3. For investments in this category, the Company considers prices and inputs that are current as of the measurement date. In periods of market dislocation, as characterized by current market conditions, the ability to observe stable prices and inputs may be reduced for many instruments. This condition could cause a security to be reclassified between levels.
As at September 30, 2009, the Company’s fixed-maturities and equity investments are allocated among levels as follows:

($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity investments
U.S. Treasury securities	$—	$35,595	$—	$35,595
U.S. Agency securities	—	9,359	—	9,359
Municipal bonds	—	457,534	—	457,534
Corporate and other bonds	—	473,688	—	473,688
Commercial mortgage-backed securities	—	119,464	39,561	159,025
Residential mortgage-backed securities
Agency	—	215,694	—	215,694
Non-agency	—	5,315	15,725	21,040
Asset-backed securities	—	11,447	3,631	15,078

Total fixed-maturities	—	1,328,094	58,917	1,387,011
Equity investments	75,793	305	—	76,097
Short-term investments	—	17,188	—	17,188

Total	$75,793	$1,345,587	$58,917	$1,480,296

The fair values of the Company’s fixed-maturity and equity investments are determined by management after taking into consideration available sources of data. Management believes, at times, that pricing sources use unrealistically low prices based on trades in inactive or distressed markets. The Company considers various factors that may indicate an inactive market, including levels of activity, source and timeliness of quotes, abnormal liquidity risk premiums, unusually wide bid-ask spreads, and lack of correlation between fair value of assets and relevant indices. If management believes that the price provided from the pricing source is distressed, the Company will use a valuation method that reflects an orderly transaction between market participants, generally a discounted cash flow method that incorporates relevant interest rate, risk and liquidity factors.
Approximately 96% of the portfolio valuations classified as Level 1 or Level 2 in the above table are priced by utilizing the services of several independent pricing services that provides the Company with a price quote for each security. The remaining 4% of the portfolio valuations represents non-binding broker quotes. The Company has not made any adjustments to the prices obtained from the independent pricing sources and dealers on securities classified as Level 1 or Level 2.
The Level 3 classified securities in the table above consist of primarily CMBS, non-agency mortgage-backed and asset-backed securities that were either not traded or very thinly traded due to concerns in the securities market. Management, in conjunction with its outside portfolio manager, has considered the various factors that may indicate an inactive market and has concluded that prices provided by the pricing sources represent an inactive or distressed market. As a result, prices from independent third party pricing services, broker quotes or other observable inputs were not always available or were deemed unrealistically low, or, in the case of certain broker quotes, were non-binding. Therefore, the fair values of these securities were determined using a model to develop a security price using future cash flow expectations that were developed based on collateral composition and performance and discounted at an estimated market rate (including estimated risk and liquidity premiums) taking into account estimates of the rate of future prepayments, current credit spreads, credit subordination protection, mortgage origination year, default rates, benchmark yields and time to maturity. For certain securities, non-binding broker quotes were available and these were also considered in determining the appropriateness of the security price.
The Company’s use of Level 3 (the unobservable inputs) included 108 securities and accounted for approximately 4% of total investments at September 30, 2009.
The Company has reviewed the pricing techniques and methodologies of the independent pricing sources and believes that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. The Company monitors security-specific valuation trends and discusses material changes or the absence of expected changes with the pricing sources to understand the underlying factors and inputs and to validate the reasonableness of pricing.

The following table summarizes changes in Level 3 assets measured at fair value for the nine months ended September 30, 2009:

($ in thousands)

Beginning balance, January 1, 2009	$18,084
Total gains (losses)-realized / unrealized
Included in net income	(17,193)
Included in other comprehensive income (loss)	9,701
Purchases, issuances and settlements	34,266
Net transfers into (out of) Level 3	14,059

Ending balance, September 30, 2009	$58,917

Note 6—Goodwill and Intangible Assets
Goodwill
Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. See Note 3 — “Acquisitions” to the Unaudited Interim Consolidated Financial Statements for information regarding the calculation of goodwill related to the acquisitions of CastlePoint and Hermitage. Under GAAP, the Company is required to allocate goodwill to its reportable segments. Such allocation has not been completed as of September 30, 2009.
The Company performs an annual impairment analysis to identify potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized. This annual test is performed during the fourth quarter of each year or more frequently if events or circumstances change in a way that requires the Company to perform the impairment analysis on an interim basis. Goodwill impairment testing requires an evaluation of the estimated fair value of each reporting unit to its carrying value, including the goodwill. An impairment charge is recorded if the estimated fair value is less than the carrying amount of the reporting unit. No impairments have been identified to date.
Intangibles
Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and trademarks. Insurance company licenses are considered indefinite life intangible assets subject to annual impairment testing. The weighted average amortization period of identified intangible assets of finite useful life is 14.8 years as of September 30, 2009.
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

The components of intangible assets are summarized as follows:

		September 30, 2009			December 31, 2008
	Useful	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
($ in thousands)	(in-yrs)	Amount	Amortization	Amount	Amount	Amortization	Amount

Insurance licenses	—	$10,603	$—	$10,603	$6,503	$—	$6,503
Customer relationships	10-20	30,540	(5,156)	25,384	17,090	(3,129)	13,961
Trademarks	5	2,340	(299)	2,041	—	—	—

Total		$43,483	$(5,455)	$38,028	$23,593	$(3,129)	$20,464

During the three and nine months ended September 30, 2009, the Company recorded amortization expense, related to intangibles, of $0.9 million and $2.3 million, respectively, and $1.4 million and $0.4 million during the three and nine months ended September 30, 2008, respectively. The estimated aggregate amortization expense for the remainder of the current year and each of the next five years is:

($ in thousands)

2009	$878
2010	3,183
2011	2,828
2012	2,535
2013	2,291
2014	1,947
Note 7—Investment in Unconsolidated Affiliate—CastlePoint
The Company acquired CastlePoint on February 5, 2009, at which time it became a wholly-owned subsidiary. See Note 3—“Acquisitions” for a complete description of accounting for the acquisition of CastlePoint.
Note 8 — Other Assets

	(Unaudited)
	September 30,	December 31,
($ in thousands)	2009	2008

Receivable — claims paid by agency	$6,467	$4,639
Investment in statutory business trusts, equity method	7,058	3,036
Deferred merger and acquisition expenses	—	9,412
Prepaids, deposits and advances	3,828	4,006
Receivable from residual market plans	6,231	2,818
Commission receivable from issuing carriers	2,705	7,887
Other	389	6,900

Other assets	$26,678	$38,698

Note 9—Loss and Loss Adjustment Expense
Incurred losses attributable to insured events of prior years decreased by $6.6 million for the first nine months of 2009 of which $3.0 million was due to a decrease in required LAE reserves during the first three months of 2009 as a result of changing to a fix fee billing for our in-house attorneys for claims handled and legal fee auditing of external attorneys’ bills for business written by CPIC and Hermitage. The additional decrease was also due to favorable development in the quarter ending June 30, 2009 of $2.4 million in our Brokerage Business segment and $1.2 million in our Specialty Business segment. For the quarter ending September 30, 2009 there was $0.2 million favorable development in our Specialty segment and no significant change in prior year reserves development in our Brokerage segment.

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE for the nine months ended September 30, 2009:

($ in thousands)

Balance at January 1, 2009	$534,991
Less reinsurance recoverables on unpaid losses	(222,229)

312,762
CastlePoint net reserves at date of acquisition, at fair value	282,434
Hermitage net reserves at date of acquisition, at fair value	87,567
Incurred related to:
Current year	337,556
Prior years	(6,634)

Total incurred	330,922
Paid related to:
Current year	105,009
Prior years	185,783

Total paid	290,792

Net balance at end of year	722,893
Add reinsurance recoverables on unpaid losses	105,053

Balance at September 30, 2009	$827,946

Note 10— Accounts Payable, Accrued Liabilities and Other Liabilities

	(Unaudited)
	September 30,	December 31,
($ in thousands)	2009	2008

Funds held as agent	$2,627	$3,516
Accounts payable and accrued expenses	40,530	12,470
Deferred rent liability	6,749	7,014
Federal and state income taxes payable	4,499	5,368
Other	23,108	7,562

Accounts payable, accrued expenses and other liabilities	$77,513	$35,930

Note 11—Debt
Subordinated Debentures
The Company and its wholly-owned subsidiaries have issued trust preferred securities through wholly-owned Delaware statutory business trusts. The trusts use the proceeds of the sale of the trust preferred securities and common securities that the Company acquired from the trusts to purchase a junior subordinated debenture from the Company with terms that match the terms of the trust preferred securities. Interest on the junior subordinated debentures and the trust preferred securities is payable quarterly. In some cases, the interest rate is fixed for an initial period of five years after issuance, then floats with changes in the London Interbank Offered Rate (“LIBOR”) and in other cases the interest rate floats with LIBOR without any initial fixed-rate period. The principal terms of the outstanding trust preferred securities relating to CastlePoint, which were assumed by the Company on February 5, 2009, are summarized in the following table:

							Principal
						Amount of	Amount of
						Investment	Junior
						in	Subordinated
						Common	Debenture
($ in millions)				Early		Securities	Issued to
Issue Date	Amount	Issuer	Maturity Date	Redemption	Interest Rate	of Trust	Trust

September 2007	$30	CastlePoint Bermuda Capital Trust I	September 2037	At our option at par on or after September 27, 2012	8.39% until September 27, 2012; three-month LIBOR plus 350 basis points thereafter	$0.9	$30.9

December 2006	$50	CastlePoint Management Statutory Trust II	December 2036	At our option at par on or after December 14, 2011	8.5551% until December 14, 2011; three-month LIBOR plus 330 basis points thereafter.	$1.6	$51.6

December 2006	$50	CastlePoint Management Statutory Trust I	December 2036	At our option at par on or after December 1, 2011	8.66% until December 1, 2011; three-month LIBOR plus 350 basis points thereafter	$1.6	$51.6
Total interest expense incurred for all subordinated debentures, including amortization of deferred origination costs, was $4.7 million and $12.9 million and $1.9 million and $5.9 million, respectively, for the three and nine months ended September 30, 2009 and 2008, respectively.
Aggregate scheduled maturities of the subordinated debentures at September 30, 2009 are:

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
Shares of Common Stock Issued
In connection with the acquisition of CastlePoint on February 5, 2009, the Company issued 16,869,572 shares to the shareholders of CastlePoint increasing the Company’s shares outstanding and increasing Common Stock by $169,000 and Paid-in Capital by $421.5 million.
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
As of September 30, 2009, there were no warrants outstanding.
Dividends Declared
The Company declared dividends on common stock of $2.8 million and $1.2 million for the three months ended September 30, 2009 and 2008, respectively, and $7.6 million and $3.5 million for the nine months ended September 30, 2009 and 2008, respectively.
Note 13—Stock Based Compensation
Restricted Stock Awards
During the nine months ended September 30, 2009 and 2008, restricted stock shares were granted to senior officers and key employees as shown in the table below. Included in the restricted stock shares granted in 2009 were 83,228 restricted stock shares that were originally issued to employees or directors of CastlePoint and were converted into restricted shares of the Company’s common stock upon the acquisition of CastlePoint. The fair value of the awards on the date of grant for the nine months ended September 30, 2009 and 2008 was $7.3 million and $3.4 million, respectively. Compensation expense recognized for the nine months ended September 30, 2009 and 2008 was $1.9 million and $1.0 million net of tax, respectively. The total intrinsic value of restricted stock vesting was $1.7 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively. The intrinsic value of the unvested restricted stock outstanding as of September 30, 2009 is $12.0 million.
Changes in restricted stock for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30,
	2009		2008
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, January 1	258,645	$26.05	195,468	$24.97
Granted	317,545	22.89	138,326	24.75
Vested	(73,945)	26.24	(79,983)	19.28
Forfeitures	(11,011)	26.05	(14,891)	26.88

Outstanding, September 30	491,234	$23.98	238,920	$26.40

Stock Options
The following table provides an analysis of stock option activity during the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009		2008
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding, January 1	258,530	$5.47	281,896	$5.57
Granted at fair value	1,148,308	20.61	—	—
Exercised	(40,076)	13.84	(23,366)	6.65
Forfeitures and expirations	(134,617)	22.37	—	—

Outstanding, September 30	1,232,145	$17.46	258,530	$5.47

Exercisable, September 30	1,043,985	$16.76	234,230	$5.15

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
The fair value measurement objective of the relevant GAAP guidance is achieved using the Black-Scholes model as the model (a) is applied in a manner consistent with the fair value measurement objective and other requirements of

GAAP, (b) is based on established principles of financial economic theory and generally applied in that field and (c) reflects all substantive characteristics of the instrument.
Compensation expense (net of tax) related to stock options was $0.9 million and $37,400 for the nine months ended September 30, 2009 and 2008, respectively. The intrinsic value of stock options outstanding as of September 30, 2009 is $8.5 million, of which $8.0 million is related to vested options.
The total remaining compensation cost related to non-vested stock options and restricted stock awards not yet recognized in the income statement was $10.1 million of which $0.8 million was for stock options and $9.2 million was for restricted stock as of September 30, 2009. The weighted average period over which this compensation cost is expected to be recognized is 3.3 years.
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

	September 30,	December 31,
($ in thousands)	2009	2008

Deferred tax asset:
Claims reserve discount	$26,264	$11,863
Unearned premium	35,215	12,837
Equity compensation plans	5,741	273
Investment impairments	13,895	8,680
Net operating loss carryforwards	19,196	13,632
Capital loss carryforwards	—	2,848
Allowance for doubtful accounts	320	136
Other	3,106	514

Total deferred tax assets	103,737	50,783
Deferred tax liability:
Deferred acquisition costs net of deferred ceding commission revenue	48,772	18,578
Warrant received from unconsolidated affiliate	—	1,612
Gain from issuance of common stock by unconsolidated affiliate	—	3,706
Equity income in unconsolidated affiliate	—	1,111
Depreciation and amortization	1,402	7,096
Net unrealized appreciation (depreciation) of securities	21,322	(18,919)
Salvage and subrogation	289	764
Accrual of bond discount	976	628
Other	33	—

Total deferred tax liabilities	72,794	14,576

Net deferred income tax asset	$30,943	$36,207

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

Section 382 imposes limitations on a corporation’s ability to utilize its net operating loss carry forwards (NOL) if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. As a result of the acquisitions, Preserver and CastlePoint underwent ownership changes. Use of Preserver’s NOL of $36.9 million and CastlePoint’s NOL of $17.9 million are subject to an annual limitation under Section 382 determined by multiplying the purchase price of Preserver and CastlePoint by the applicable long-term tax free rate resulting in an annual limitation amount of approximately $2.8 million and $10.0 million, respectively. Any unused annual limitation may be carried over to later years. Preserver’s NOL balance has been adjusted to reflect the finalization of Preserver’s income tax returns with the IRS.
At September 30, 2009, the Company had $54.8 million of net operating loss carryforwards that will expire if unused in 2011-2027.
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
The Company adopted the relevant provisions of GAAP concerning uncertainties in Income Taxes on January 1, 2007. At the adoption date and as of September 30, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were zero for the three and nine months ended September 30, 2009 and 2008.
Tax years 2004 through 2008 are subject to examination by the Internal Revenue Service, which is currently performing an audit of the 2006 tax year. There is currently a New York State Department of Taxation and Finance audit under way for the tax years of 2003 through 2004. The Company does not anticipate any material adjustments from these audits.
Note 15—Fair Value of Financial Instruments
GAAP guidance requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. See Note 3—“Acquisitions” for further information about the fair value of assets and liabilities of CastlePoint and Hermitage acquired upon acquisition. The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:
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
Note 16—Earnings per Share
Effective January 1, 2009, the Company adopted relevant new GAAP guidance, which requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and included in the computation of earnings per share pursuant to the two-class method. This guidance became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.
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
All prior-period earnings per share data have been adjusted retrospectively to conform to the provisions of this new guidance. As a result, weighted average common shares outstanding for the three and nine months ended September 30, 2008 increased by 238,923 and 251,659 shares to 23,293,783 and 23,281,200 shares, respectively. Basic earnings per share for the three and nine months ended September 30, 2009 and 2008 decreased by $0.01 and $0.02, respectively.
The following table shows the computation of the Company’s earnings per share pursuant to the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except share and per share amounts)	2009	2008	2009	2008

Numerator
Net income	$29,978	$16,716	$78,582	$41,739

Denominator

Weighted average common shares outstanding	40,481,517	23,293,783	38,247,867	23,281,200
Effect of dilutive securities:
Stock options	210,004	129,891	201,924	137,823
Unvested restricted stock units	9,696	44,607	8,630	32,776
Warrants	—	21,772	3,900	23,846

Weighted average common and potential dilutive
shares outstanding	40,701,217	23,490,053	38,462,320	23,475,645

Earnings per share — basic
Common stock:
Distributed earnings	$0.07	$0.05	$0.19	$0.15
Undistributed earnings	0.67	0.67	1.86	1.64

Total	0.74	0.72	2.05	1.79

Earnings per share — diluted	$0.74	$0.71	$2.04	$1.78

Note 17—Changes in Estimates
See Note 9—”Loss and Loss Adjustment Expenses” for information on changes in estimates.
The insurance subsidiaries’ changes in estimated sliding scale commission revenue resulted in a nil and $2.2 million reduction to ceding commission revenue in the three and nine months ended September 30, 2009, compared to a decrease of $0.6 million and $1.4 million, respectively, of ceding commission revenue in the same periods in 2008. TRM’s changes in estimated sliding scale commissions were an increase of $0.1 million and a decrease of $1.0 million in the three and nine months ended September 30, 2009, respectively, compared to an increase of $0.4 million and $1.5 million in direct commission revenue for the same periods last year.

Note 18—Segment Information
The Company has changed the presentation of its business results by allocating its previously reported insurance segment into brokerage insurance and specialty business, based on the way management organizes the segments for making operating decisions and assessing profitability. This change results in reporting three segments: brokerage (commercial and personal lines underwriting), specialty, which includes third party reinsurance assumed by CPRe, and insurance services (underwriting, claims and reinsurance services). The prior period segment disclosures have been restated to conform to the current presentation. The Company considers many factors in determining reportable segments including economic characteristics, production sources, products or services offered and the regulatory environment.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and its quarterly report on Form 10-Q for the quarterly period ended September 30, 2009. The Company evaluates segment performance based on segment profit, which excludes investment income, realized gains and losses, interest expense, income taxes and incidental corporate expenses. The Company does not allocate assets to segments because assets, which consist primarily of investments and fixed assets, other than intangibles and goodwill, are considered in total by management for decision-making purposes. Intangibles and goodwill are allocated for purposes of impairment testing as more fully described in Note 6 —“Goodwill and Intangible Assets.”

Business segments results are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008

Brokerage Insurance Segment
Revenues
Net premiums earned	$173,852	$82,596	$474,715	$215,598
Ceding commission revenue	3,908	11,259	20,461	48,150
Policy billing fees	930	485	2,171	1,446

Total revenues	178,690	94,340	497,347	265,194

Expenses
Net loss and loss adjustment expenses	93,852	40,694	249,510	111,695
Underwriting expenses	63,271	37,573	181,840	114,890

Total expenses	157,123	78,267	431,350	226,585

Underwriting profit	$21,567	$16,073	$65,997	$38,609

Specialty Business Segment
Revenues
Net premiums earned	$50,127	$5,653	$146,804	$11,195
Ceding commission revenue	3,024	7,173	7,213	12,427

Total revenues	53,151	12,826	154,017	23,622

Expenses
Net loss and loss adjustment expenses	26,985	3,213	81,411	6,432
Underwriting expenses	17,926	8,903	51,298	15,828

Total expenses	44,911	12,116	132,709	22,260

Underwriting profit	$8,240	$710	$21,308	$1,362

Insurance Services Segment
Revenues
Direct commission revenue from managing general agency	$(270)	$15,286	$2,013	$35,353
Claims administration revenue	71	1,606	1,053	3,576
Other administration revenue	53	846	469	2,426
Reinsurance intermediary fees	417	255	718	540
Policy billing fees	(59)	99	20	271

Total revenues	212	18,092	4,273	42,166

Expenses
Direct commission expense paid to producers	56	6,857	1,672	15,382
Other insurance services expenses:
Underwriting expenses reimbursed to TICNY	(14)	3,225	1,025	7,970
Claims expense reimbursement to TICNY	71	1,606	1,053	3,576

Total expenses	113	11,688	3,750	26,928

Insurance services pretax income	$99	$6,404	$523	$15,238

The following table reconciles revenue by segment to consolidated revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008

Brokerage insurance segment	$178,690	$94,340	$497,347	$265,194
Specialty business segment	53,151	12,826	154,017	23,622
Insurance services segment	212	18,092	4,273	42,166

Total segment revenues	232,053	125,258	655,637	330,982
Net investment income	21,733	8,174	53,683	26,335
Net realized gains (losses) on investments, including other-than-temporary impairments	2,555	(2,684)	2,325	(9,280)

Consolidated revenues	$256,340	$130,747	$711,645	$348,037

The following table reconciles the results of the Company’s individual segments to consolidated income before taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008

Brokerage insurance segment underwriting profit	$21,567	$16,073	$65,997	$38,609
Specialty business segment underwriting profit	8,240	710	21,308	1,362
Insurance services segment pretax income	99	6,404	523	15,238
Net investment income	21,733	8,174	53,683	26,335
Net realized gains (losses) on investments, including other-than-temporary impairments	2,555	(2,684)	2,325	(9,280)
Corporate expenses	(613)	(303)	(3,146)	(1,312)
Acquisition-related expenses	(1,987)	—	(13,335)	—
Interest expense	(5,055)	(2,110)	(13,497)	(6,593)
Other income (loss) *	—	(820)	6,611	700

Income before taxes	$46,539	$25,443	$120,469	$65,059

*	See Note 3 — “Acquisitions” and Note 7 — “Investments in Unconsolidated Affiliate—CastlePoint”
Note 19—Contingencies
Legal Proceedings
On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (the “Company”) in the United States District Court for the District of New Jersey seeking, inter alia, to recover approximately $6.1 million under various retrocessional contracts pursuant to which the Company reinsures Munich. On June 22, 2009, the Company filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover approximately $2.8 million under various reinsurance contracts pursuant to which Munich reinsures the Company. On June 17, 2009, Munich commenced a separate action against the Company in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access to the Company’s books and records pertaining to various quota share agreements, to which the Company filed its answer on July 7, 2009. Because the litigation is only in its preliminary stage, management is unable to assess the likelihood of any particular outcome, including what amounts, if any, will be recovered by the parties from each other under the reinsurance and retrocession contracts that are at issue. Accordingly, an estimate of the possible range of loss, if any, cannot be made.
Note 20—Subsequent Events
The Company has performed an evaluation of subsequent events through November 6, 2009, which is the date the financial statements were issued.

Acquisition of AequiCap Renewal Rights
On October 15, 2009, the Company announced that it has acquired the renewal rights to the workers compensation business of AequiCap Program Administrators (“AequiCap”), an underwriting agency based in Fort Lauderdale, Florida. The business subject to the agreement primarily consists of small, low to moderate hazard workers compensation policies in Florida that are consistent with the Company’s current underwriting guidelines. In addition, AequiCap’s employees involved in the servicing of the workers compensation business became employees of Tower. The business is expected to contribute approximately $40 million in direct premiums written on an annualized basis.
Pending Acquisition of Specialty Underwriters’ Alliance, Inc.
Tower Group, Inc. (“Tower”), Tower S.F. Merger Corporation, a wholly-owned subsidiary of Tower (“Merger Sub”), and Specialty Underwriters’ Alliance, Inc. (“SUA”) entered into an Amended and Restated Agreement and Plan of Merger dated as of June 21, 2009 (the “Merger Agreement”) pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge into SUA, with SUA continuing as the surviving corporation and a wholly-owned subsidiary of Tower.
At the closing, SUA shareholders will receive 0.28 shares of Tower common stock for each share of SUA stock. The exchange ratio is subject to adjustment based on Tower’s volume weighted average price per share during a 15-day trading window prior to closing and will be fixed at 0.28 if the average price of Tower stock during such period is greater than or equal to $23.25 and less than or equal to $27.75. If the average stock price during such period is greater than $27.75, the exchange ratio will be adjusted downward to provide SUA shareholders with a fixed value per share of $7.77. If the average stock price during such period is less than $23.25 but greater than or equal to $20.00, the exchange ratio will be adjusted upward to provide SUA shareholders with a fixed value per share of $6.51. However, if Tower’s average stock price during such period falls below $20.00, the exchange ratio will be fixed at 0.3255, and SUA will have the right, for a limited period, to terminate the Merger Agreement, unless Tower elects to add Tower shares to provide SUA shareholders with a value per share of $6.51.
The boards of directors of Tower and SUA have approved the Merger Agreement and the transactions contemplated thereby, and the board of directors of SUA has recommended the Merger Agreement and such transactions to SUA shareholders.
The transaction is expected to close in November 2009, subject to customary closing conditions, including the approval by SUA shareholders and receipt of certain regulatory approvals.
Under the Merger Agreement, SUA is required to pay Tower a termination fee of $3 million plus Tower’s expenses up to a cap of $1 million in certain customary circumstances, including if SUA terminates the Merger Agreement to accept a superior proposal. Similarly, under the Merger Agreement, Tower is required to reimburse SUA’s expenses up to a cap of $1 million in the event that SUA terminates the Merger Agreement for Tower’s breach, subject to certain exceptions.
Dividends
The Company’s Board of Directors approved a quarterly dividend on October 30, 2009 of $0.07 per share payable on December 28, 2009 to stockholders of record as of December 14, 2009.
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

Consolidated Results of Operations
During the first quarter we closed on the acquisitions of CastlePoint and Hermitage on February 5, 2009 and February 27, 2009, respectively. Accordingly, our consolidated revenues and expenses reflect significant changes as a result of these acquisitions particularly through the expansion of our distribution platform that now includes all of the specialty business produced through program underwriting agents and small insurance companies through CastlePoint, as reported in our Specialty Business segment, and excess and surplus lines distribution through Hermitage, as reported in our Brokerage Insurance segment.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2009	2008	Change	Percent	2009	2008	Change	Percent

Revenues
Gross premiums earned	$263.7	$150.5	$113.2	75.2%	$747.4	$424.3	$323.1	76.2%
Less: Ceded premiums earned	(39.8)	(62.3)	22.5	(36.1%)	(125.9)	(197.5)	71.6	(36.2%)

Net premiums earned	223.9	88.2	135.7	153.8%	621.5	226.8	394.7	174.0%
Total commission and fee income	8.1	37.0	(28.9)	(78.2%)	34.1	104.2	(70.1)	(67.3%)
Net investment income	21.7	8.2	13.5	165.9%	53.7	26.3	27.4	103.8%

Net realized investment gains (losses)	2.6	(2.7)	5.3	(195.2%)	2.3	(9.3)	11.6	(125.1%)

Total	256.3	130.7	125.6	96.1%	711.6	348.0	363.6	104.5%

Expenses
Net loss and loss adjustment expenses	120.8	43.9	76.9	175.2%	330.9	118.1	212.8	180.1%
Operating expenses	81.9	58.5	23.4	40.1%	240.0	159.0	81.0	51.0%
Acquisition-related transaction costs	2.0	—	2.0		13.3	—	13.3
Interest expense	5.1	2.1	3.0	139.6%	13.5	6.6	6.9	104.7%

Total expenses	209.8	104.5	105.3	100.8%	597.7	283.7	314.0	110.7%

Other income (expense)
Equity in income (loss) of unconsolidated affiliate	—	(0.8)	0.8	(100.0%)	(0.8)	0.7	(1.5)	(210.9%)
Gain on investment in acquired unconsolidated affiliate	—	—	—		7.4	—	7.4	0.0%

Income before taxes	46.5	25.4	21.1	82.9%	120.5	65.0	55.5	85.2%
Federal and state income taxes	16.6	8.7	7.9	89.8%	41.9	23.3	18.6	79.6%

Net Income	$29.9	$16.7	$13.2	79.3%	$78.6	$41.7	$36.9	88.3%

Percent of total revenues:
Net premiums earned	87.4%	67.5%			87.3%	65.2%
Commission and fee income	3.2%	28.3%			4.8%	29.9%
Net investment income	8.5%	6.3%			7.5%	7.6%
Net realized investment gains (losses)	1.0%	(2.1%)			0.3%	(2.7%)

Return on average equity (1)	13.6%	20.9%			16.3%	17.7%

(1)	The impact of net realized investment gains and acquisition-related transaction costs, net of tax, lowered return on average equity by 0.1% for the third quarter of 2009 and lowered return on average equity by 2.0% for the nine months ended September 30, 2009.
Key Measures

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2009	2008	Change	Percent	2009	2008	Change	Percent

Gross premiums written and produced:
Written by Brokerage and Specialty insurance segments	$282.8	$157.2	$125.6	79.9%	$743.5	$458.3	$285.2	62.2%
Produced by Insurance Services Segment	0.3	46.6	(46.3)	-99.3%	11.5	106.0	(94.5)	-89.1%
Assumed premiums	(0.2)	(0.8)	0.6	-79.4%	0.2	(3.5)	3.6	-105.3%

Total	$283.0	$203.0	$79.9	39.4%	$755.2	$560.8	$194.4	34.7%

Underwriting Ratios for Brokerage Insurance and Specialty Business Segments Combined

Loss Ratios
Gross	48.0%	46.5%	1.4%		52.3%	48.8%	3.5%
Net	54.0%	49.8%	4.2%		53.2%	52.1%	1.2%
Accident Year Loss Ratios
Gross	54.1%	52.4%	1.7%		54.3%	51.6%	2.7%
Net	54.1%	53.3%	0.8%		54.3%	54.1%	0.3%
Underwriting Expense Ratios
Gross	30.4%	30.6%	-0.1%		30.9%	30.5%	0.4%
Net	32.7%	31.2%	1.5%		32.7%	30.3%	2.4%
Combined Ratios
Gross	78.4%	77.1%	1.2%		83.2%	79.3%	3.9%
Net	86.7%	81.0%	5.7%		86.0%	82.4%	3.6%
Consolidated Results of Operations for Three and Nine Months Ended September 30, 2009 and 2008
Total revenues. Total revenues increased due to significant increases in net premiums earned and net investment income stemming primarily from the acquisitions of CastlePoint and Hermitage that occurred in the first quarter of 2009. Net premiums earned also increased due to the inclusion of Brokerage Insurance premiums managed by Tower but previously placed with CastlePoint Insurance Company. These sources of growth in total revenues were partially offset by reductions in commission and fee income due to lower ceding quota share reinsurance in 2009 as compared to prior years as we effectively utilize the additional capital obtained through the acquisitions. Taken together, these changes caused net premiums earned to be a significantly higher percentage of total revenues for the three and nine months ended September 30, 2009 as compared to the same periods of 2008. This is discussed more fully under “Brokerage Insurance Segment Results of Operations” and “Specialty Business Segment Results of Operations” below.
We measure organic growth by including CastlePoint gross premiums written as if we owned CastlePoint in the comparable prior year period and we exclude Hermitage gross premiums written from the current year writings. We believe including CastlePoint gross premiums written as if we owned CastlePoint in the prior year is appropriate because CastlePoint wrote brokerage business that was managed by Tower and Tower wrote program business that was managed by CastlePoint. Organic growth, as defined, was 10.7% and 5.2%, respectively, for the three and nine months ended September 30, 2009 and resulted from expansion of the brokerage business outside of the Northeast, the growth of programs that began in late 2008 in the Specialty segment and the addition of several new programs within the Specialty segment in 2009.
Premiums earned. Gross premiums earned increased significantly primarily as a result of the CastlePoint and Hermitage acquisitions. Net premiums earned by CastlePoint since the acquisition date were $85.5 million and $254.9 million, respectively for the three and nine months ended September 30, 2009. Net premiums earned by Hermitage since the acquisition date were $15.5 million and $46.7 million, respectively for the three and nine months ended September 30, 2009. Net premiums earned also increased relative to gross premiums earned, because as a result of the additional capital obtained via the CastlePoint acquisition, as well as increased retained earnings, we did not cede as much premiums for the nine months ended September 30, 2009 as compared to the same period of 2008. Ceded premiums earned reflect runoff of quota share ceded premiums written from the fourth quarter of 2008 as well as continuing excess of loss and property catastrophe ceded premiums. The comparison to 2008 reflects that for the nine months ended September 30, 2008, we ceded premiums of $139.9 million to CastlePoint under quota share agreements.
Commission and fee income. Commission and fee income decreased primarily due to our decision to not cede brokerage premiums in 2009 as discussed above. Ceding commission revenue in 2009 represents commissions on ceded premiums earned from quota share reinsurance contracts written in 2008 and continuing to earn in 2009. TRM ceased producing business on behalf of CPIC subsequent to the CastlePoint acquisition date. Commission and fee income during the nine months ended September 30, 2008 included $35.4 million in fee income earned from CPIC and $56.5 million earned on quota share ceded premiums from CastlePoint Re (“CPRe”). In 2009, the effects of these agreements are eliminated in consolidation.
Net investment income and net realized gains (losses). Net investment income through the third quarter of 2009 compared favorably to the comparable period of 2008 primarily due to the acquisitions of CastlePoint and Hermitage in the first quarter of 2009. Net investment income was $21.7 million and $53.7 million, respectively, for the three and nine months ended September 30, 2009 compared to $8.2 million and $26.3 million, respectively, for the same periods last year. The increase in net investment income resulted from an increase in cash and invested assets to approximately $1.6 billion as of September 30, 2009 compared to $660.1 million as of September 30, 2008. The increase in cash and invested assets resulted primarily from the acquisitions of CastlePoint and Hermitage, from cash provided from operations of $50.6 million and $133.6 million for the three and nine months ended September 30, 2009, respectively, less $130.1 million of cash used to acquire Hermitage in the first quarter of 2009. The positive cash flow from operations was the result of the aforementioned acquisitions and an increase in premiums collected from a growing book of business. The tax equivalent investment yield, including cash, was 5.6% at September 30, 2009 compared with 5.5% at September 30, 2008. The higher yield is due to the acquisition of CastlePoint, whose investment portfolio had a market yield, excluding cash, on the date of acquisition of 7.0%. CastlePoint’s investment portfolio’s market yield became Tower’s book yield due to business combination accounting rules. Yield enhancement was negatively impacted as new cash invested over the last six months experienced tightening spreads across virtually all fixed income sectors, as investors reached for yield in a low interest rate environment.
Net realized investment gains were $2.6 million and $2.3 million, respectively, for the three and nine months ended September 30, 2009 compared to losses of $2.7 million and $9.3 million, respectively, in the same periods last year. Included in the 2009 realized investment gains are approximately $11.7 million and $19.0 million of OTTI losses for the three and nine months ended September 30, 2009, respectively. For the nine months ended September 30, 2009, OTTI losses related to certain structured securities amounting to $17.1 million as well as $1.9 million related to the impairment of CIT Group.
Realized capital gains in 2009 were primarily from opportunistic sales of commercial mortgage-backed securities (“CMBS”) where yield spreads narrowed as well as sales of corporate bonds which were positively affected by spread compression.
Loss and loss adjustment expenses. The gross and net loss ratio increased for both the three months and nine months ended September 30, 2009 as compared to the same periods of 2008, mostly due to a greater degree of favorable reserve development in the prior year periods. On an accident year basis, the net loss ratios for three months ended September 30, 2009 increased by 0.8 percentage points and for the nine months ended September 30, 2009, increased by 0.3 percentage points.
For the nine months ended September 30, 2009 we had favorable prior year reserve development of $6.6 million, comprised of $5.4 million of favorable development in the Brokerage Insurance segment and $1.2 million of favorable development in the Specialty Insurance segment. For the three months ended September 30, 2009 we had favorable development of $0.2 in the Specialty Insurance segment and no significant prior year reserve development in the Brokerage Insurance segment. See “Brokerage Insurance Segment Results of Operations” and “Specialty Business Segment Results of Operations”.
Operating expenses. Operating expenses for the three and nine months ended September 30, 2009 increased from the comparable periods in 2008 primarily as a result of an increase in underwriting expenses resulting from the growth in premiums earned, primarily relating to the CastlePoint and Hermitage acquisitions completed in the first quarter of 2009, and additional depreciation costs related to our increased investment in technology. See the Brokerage Insurance and Specialty Business segment discussions below for further discussion about operating expenses.
Acquisition-related transaction costs. Acquisition-related transaction costs for the three and nine months ended September 30, 2009 relate to the acquisition of CastlePoint and the pending acquisition of SUA.
Interest expense. Interest expense increased by $3.0 million and $6.9 million, respectively for the three and nine months ended September 30, 2009 compared to the comparable periods in 2008. The increase was mainly due to interest expense on subordinated debentures which were assumed as a result of the merger with CastlePoint.
Other income (expense). Other expense for the nine months ended September 30, 2009 included a gain of $7.4 million on the revaluation of the shares owned in CastlePoint at the time of the acquisition. Our equity in net income (loss) of CastlePoint also decreased by $0.8 million due to CastlePoint’s operating loss for the nine months ended September 30, 2009 compared to the same period of 2008. As a result of the acquisition of CastlePoint on February 5, 2009, we only recorded equity in CastlePoint’s net income (loss) for the period of January 1, 2009 through February 5, 2009.
Income tax expense. Income tax expense increased as a result of an increase in income before income taxes. The effective income tax rate (including state and local taxes) was 35.6% and 34.8% for the three and nine months ended September 30, 2009, respectively, compared to 34.3% and 35.8% for the same periods in 2008.
The decrease in the effective tax rate for the nine months ended September 30, 2009 was primarily related to an increase in our tax exempt municipal investments, and, to a lesser extent, lower state and local income taxes which resulted from the decline in pre-tax earnings in the Insurance Services segment. The reduction in the effective tax rate was partially offset by the limited amount of tax deductible transaction costs related to the acquisition of CastlePoint and the pending SUA acquisition.
The increase in the effective tax rate for the three months ended September 30, 2009 was primarily related to recording prior year tax savings of $0.6 million during the third quarter of 2008 which favorably impacted the effective tax rate by 2.4 percentage points. Excluding this $0.6 million tax savings, the decrease in the effective tax rate was due to the same reasons as cited above for the nine month period.
Net income and return on average equity. Net income and annualized return on average equity were $30.0 million and 13.6%, respectively, for the three months ended September 30, 2009 compared to $16.7 million and 20.9%, respectively, for the same period in 2008. For the third quarter of 2009, the return was calculated by dividing annualized net income of $119.9 million by average common stockholders’ equity of $883.5 million. For the third quarter of 2008, the return was calculated by dividing annualized net income of $66.9 million by an average common stockholders’ equity of $320.2 million. The decline in the annualized return on equity in 2009 is due to the additional capital from the CastlePoint acquisition. We are deploying the additional capital in 2009 by retaining more premiums written which are being earned over the course of the year rather than ceding or placing premiums as in 2008.
Net income and annualized return on average equity were $78.6 million and 16.3%, respectively, for the nine months ended September 30, 2009 compared to $41.7 million and 17.7%, respectively, for the same period in 2008. For the nine months ended September 30, 2009, the return was calculated by dividing annualized net income of $104.8 million by average common stockholders’ equity of $641.5 million. For the nine months ended September 30, 2008, the return was calculated by dividing annualized net income of $55.7 million by an average common stockholders’ equity of $313.8 million. Net income for the nine months ended September 30, 2009 was negatively impacted by $10.9 million, net of tax, of transaction-related expenses pertaining to the acquisition of CastlePoint and the pending SUA acquisition which reduced the annualized return on average equity by 2.0 percentage points for the nine months ended September 30, 2009. In addition, net income for the nine months ended September 30, 2008 was negatively impacted by $6.0 million, net of tax, of realized losses.

Brokerage Insurance Segment Results of Operations

		Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in millions)	2009	2008	Change	Percent	2009	2008	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$205.1	$124.2	$80.9	65.1%	$569.2	$375.1	$194.1	51.7%
Less: ceded premiums earned	(31.2)	(41.6)	10.4	(24.9%)	(94.5)	(159.5)	65.0	(40.8%)

Net premiums earned	173.9	82.6	91.3	110.5%	474.7	215.6	259.1	120.2%
Ceding commission revenue	3.9	11.3	(7.4)	(65.3%)	20.5	48.2	(27.7)	(57.5%)
Policy billing fees	0.9	0.5	0.4	91.8%	2.2	1.4	0.8	50.1%

Total revenue	178.7	94.4	84.3	89.4%	497.4	265.2	232.2	87.5%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	95.2	55.0	40.3	73.2%	290.4	178.8	111.6	62.5%
Less: ceded loss and loss adjustment expenses	(1.4)	(14.3)	12.9	(90.4%)	(40.9)	(67.1)	26.2	(39.0%)

Net loss and loss adjustment expenses	93.8	40.7	53.2	130.6%	249.5	111.7	137.8	123.4%
Underwriting expenses
Direct commission expenses	35.8	20.9	14.9	71.5%	108.2	62.9	45.3	72.2%
Other underwriting expenses	27.5	16.7	10.8	64.6%	73.6	52.0	21.6	41.5%

Total underwriting expenses	63.3	37.6	25.7	68.4%	181.8	114.9	66.9	58.3%

Underwriting profit	$21.6	$16.1	$5.4	34.2%	$66.1	38.6	$27.5	70.9%

Key Measures
Premiums written
Gross premiums written	$205.5	$117.6	$87.8	74.7%	$571.1	$370.9	$200.2	54.0%
Less: ceded premiums written	(13.4)	(11.9)	(1.5)	13.0%	(37.7)	(125.6)	87.9	(70.0%)

Net premiums written	$192.1	$105.7	$86.3	81.6%	$533.4	$245.3	$288.1	117.5%

Ceded premiums as a percent of gross premiums
Written	6.5%	10.1%			6.6%	33.9%
Earned	15.2%	33.5%			16.6%	42.5%
Loss Ratios
Gross	46.4%	44.3%			51.0%	47.7%
Net	54.0%	49.3%			52.6%	51.8%
Accident Year Loss Ratios
Gross	54.6%	51.3%			53.5%	50.7%
Net	54.0%	53.1%			53.7%	53.9%
Underwriting Expense Ratios
Gross	30.4%	29.9%			31.6%	30.2%
Net	33.6%	31.3%			33.5%	30.3%
Combined Ratios
Gross	76.8%	74.1%			82.6%	77.9%
Net	87.6%	80.5%			86.1%	82.1%

Year-to-date amounts reflect certain reclassifications between the Brokerage Insurance and Specialty Business segments which were not material.
Brokerage Insurance Segment Results of Operations for Three and Nine Months Ended September 30, 2009 and 2008
Gross premiums. Brokerage Insurance premiums written continued to increase for both the three and nine month periods, primarily due to the acquisitions of CastlePoint and Hermitage on February 5, 2009 and February 27, 2009, respectively, which added $150.6 million and $46.6 million in net premiums earned, respectively, for the nine months ended September 30, 2009. Our acquisition of Hermitage added significantly to our retail distribution particularly in the Southeast and to our non-admitted wholesale capabilities. Our organic growth stemmed mostly from territorial expansion in commercial business and an increase in homeowners business. As measured to include business placed in CPIC in 2008, but excluding the effect of the Hermitage acquisition in 2009, this growth was 13.1% and 11.4% during the three and nine months ended September 30, 2009.
Renewal retention, particularly for small policies, offset a challenging market environment for new business. Brokerage renewal retention was 87% and 82% for the three and nine months ended September 30, 2009, respectively. Personal lines renewal retention was 91% and 89% for the quarter and nine month periods ended September 30, 2009, respectively, and commercial lines renewal retention was 80% and 77% for the quarter and nine month periods, respectively.
For the third quarter of 2009, premiums on renewed brokerage business increased 3.2% in personal lines and decreased 0.6% in commercial lines, resulting in an overall increase of 0.8%. For the nine months ended, September 30, 2009, premiums on renewed brokerage business increased 2.9% in personal lines and decreased 1.4% in commercial lines, resulting in an overall increase of 0.0%.
Excluding Hermitage, policies in force for our brokerage business increased by 21.5% as of September 30, 2009 compared to September 30, 2008.
Ceded premiums. Ceded premiums written were significantly lower for the quarter and nine month periods as a result of our decision to retain most of our business following the increase in our capital after the CastlePoint acquisition. In the prior year periods we had either placed with CPIC or ceded to CPRe a substantial portion of the brokerage premiums written, and for policies written during the first nine months of 2009 we did not cede premiums written to third party reinsurers on a quota share basis.
Catastrophe reinsurance ceded premiums were $12.0 million for the three months ended September 30, 2009 compared to $4.8 million for the same period in 2008, respectively and $24.2 million for the nine months ended September 30, 2009 compared to $11.8 million for the same period in 2008, respectively. The increase in catastrophe costs in 2009 was due to increased premiums which resulted primarily from increased property exposure from the acquisitions and higher cost of catastrophe coverage.
Net premiums. The change in net premiums written and earned increased in line with increases in gross premiums that were driven primarily by the acquisitions of CastlePoint and Hermitage and the significant reduction in ceded premiums based upon our increase in capital which allowed us to curtail quota share reinsurance ceded premiums.
Ceding commission revenue. Ceding commission revenue decreased for the three and nine months ended September 30, 2009 by 65.5% and 57.5% compared to the same periods last year. The decrease was due to the decrease in ceded premiums earned. Ceding commission revenue also decreased by $2.2 million for the nine months ended September 30, 2009 as a result of increases in ceded loss ratios on prior year’s quota share treaties, compared to a decrease of $0.6 million and $1.4 million for the three and nine month periods in 2008.
Loss and loss adjustment expenses and loss ratio. The gross and net loss ratios increased from the prior year periods on both the three months and nine months ended September 30, 2009. The gross and net accident year loss ratios also increased from the prior year periods, reflecting softer market conditions as well as a higher frequency of large property claims. In the first quarter of this year we were impacted by four large commercial property claims which totaled approximately $15.7 million in gross losses and $4.0 million in net losses. For the three months ended September 30, 2009 we incurred two additional large commercial property claims totaling approximately $3.0 million and $2.5 million on a gross and net basis, respectively.
We had favorable development of prior year net loss reserves of $0 and $5.4 million for the three and nine months ended September 30, 2009, respectively, compared to $3.2 million and $4.5 million, respectively, for the same periods last year. There was no change in prior year loss reserve development for the three months ended September 30, 2009. The favorable development in the nine months ended September 30, 2009 stemmed mostly from savings in LAE reserves by shifting our in house attorneys to fixed fee billing and implementing legal fee auditing of external attorneys’ bills.
The net loss ratio for the three months ended September 30, 2009 compared with the same period last year was negatively affected by the increase in catastrophe reinsurance premiums ceded. We ceded catastrophe reinsurance premiums of 6.5% and 5.5% of net premiums earned during the three months ended September 30, 2009 and 2008, respectively. The increase in the net loss ratio was partially offset by amortization of the loss reserve purchase price adjustment pertaining to the acquisitions of CastlePoint and Hermitage which amounted to $1.2 million for the three months ended September 30, 2009 ($3.8 million for the nine months ended September 30, 2009).
Underwriting expenses and underwriting expense ratio. Underwriting expenses include direct commissions and other underwriting expenses. The increase in underwriting expenses was due to the increase in gross premiums earned, which was primarily due to the CastlePoint and Hermitage acquisitions. Our gross underwriting expense ratio was 30.4% for the third quarter of 2009 as compared to 29.9% for the same period last year, and was 31.6% and 30.2% for the nine months ended September 30, 2009 and 2008, respectively.
The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 17.4% and 19.0% for the three and nine months ended September 30, 2009 compared to 16.8% and 16.8% for the same periods last year. The increase in commission rate resulted from the amortization of higher value of business acquired (“VOBA”) costs of CastlePoint.
The other underwriting expense portion of the gross underwriting expense ratio was 13.0% and 12.6% for the three and nine months ended September 30, 2009 compared to 13.1% and 13.5% for the same periods last year. The decrease in this ratio resulted from shifting business that previously was in our insurance services segment into our brokerage segment as a result of our acquisition of CastlePoint that lowered our expense ratio for the three and nine months ended September 30, 2009. In addition, in the third quarter of 2009 and 2008, we recorded $2.0 million and $0, respectively, of actual New York State workers’ compensation assessments that exceeded amounts we were originally permitted to assess policyholders, which are based on statutorily enacted rates.
The net underwriting expense ratio was 33.6% and 31.3% for the three months ended September 30, 2009 and 2008, respectively. The net underwriting expense ratio increased to 33.5% for the nine months ended September 30, 2009, from 30.3% for the comparable 2008 period. The increase for both the three month and nine months ended is due to a decrease in the ceding commission revenue which reduces the net expense ratio and the increase in catastrophe premiums which reduces the net premium earned.
Underwriting profit and combined ratio. While the net combined ratios were 87.6% and 86.1% for the three and nine months ended September 30, 2009, respectively, the net combined ratio increased by 7.1 percentage points for the three months ended September 30, 2009 and by 4.0 percentage points for the nine months ended September 30, 2009 compared to the 2008 periods. The increases in the combined ratios resulted from increases in the net loss ratios due to increased catastrophe cost, softer market conditions and increases in the net expense ratios due primarily to the reduction in ceding commission income as described above.
Underwriting profits increased 33.5% and 71.2% for the three and nine months ended September 30, 2009, respectively, compared to the prior year periods. This increase was driven by the increase in net premiums earned, but was partially offset by the increases in combined ratio described above.

Specialty Business Segment Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2009	2008	Change	Percent	2009	2008	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$58.6	$26.3	$32.3	122.8%	$178.2	$49.2	$129.1	262.6%
Less: ceded premiums earned	(8.5)	(20.7)	12.1	(58.8%)	(31.4)	(38.0)	6.5	(17.2%)

Net premiums earned	50.1	5.7	44.5	NM	146.8	11.2	135.6	NM
Ceding commission revenue	3.0	7.2	(4.1)	(57.8%)	7.2	12.4	(5.2)	(42.0%)
Total	53.2	12.8	40.3	314.4%	154.0	23.6	130.4	NM

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	31.2	15.2	16.1	106.1%	100.5	28.4	72.1	253.6%
Less: ceded loss and loss adjustment expenses	(4.3)	(11.9)	7.7	(64.3%)	(19.1)	(22.0)	2.9	(13.1%)

Net loss and loss adjustment expenses	27.0	3.2	23.8	NM	81.4	6.4	75.0	NM

Underwriting expenses
Direct commission expense	14.5	7.7	6.8	88.1%	40.3	13.8	26.5	192.3%
Other underwriting expenses	3.5	1.2	2.2	186.0%	11.0	2.0	8.9	440.6%

Total underwriting expenses	17.9	8.9	9.0	101.3%	51.3	15.8	35.5	224.1%

Underwriting profit	$8.2	$0.7	$7.5	NM	$21.3	$1.4	$19.9	NM

Key Measures
Premiums written
Gross premiums written	$77.3	$39.6	$37.8	95.4%	$172.4	$87.4	$85.0	97.2%
Less: ceded premiums written	(10.7)	(30.7)	20.0	(65.1%)	(25.1)	(67.1)	42.0	(62.6%)

Net premiums written	$66.6	$8.9	$57.8	NM	$147.3	$20.3	$127.0	NM

NM is shown where percentage change exceeds 500%

Ceded premiums as a percent of gross premiums
Written	13.9%	77.6%			14.6%	76.8%
Earned	14.5%	78.5%			17.6%	77.2%
Loss Ratios
Gross	53.3%	57.6%			56.4%	57.8%
Net	53.8%	56.8%			55.5%	57.5%
Accident Year Loss Ratios
Gross	52.5%	57.6%			56.7%	57.8%
Net	54.3%	56.8%			56.4%	57.5%
Underwriting Expense Ratios
Gross	30.6%	33.8%			28.8%	32.2%
Net	29.7%	30.6%			30.0%	30.4%
Combined Ratios
Gross	83.8%	91.4%			85.2%	90.0%
Net	83.6%	87.4%			85.5%	87.8%

Year-to-date amounts reflect certain reclassifications between the Brokerage Insurance and Specialty Business segments which were not material.
Specialty Business Segment Results of Operations for Three and Nine Months Ended September 30, 2009 and 2008
Gross premiums. Total specialty business gross premiums written grew as compared to the prior year periods primarily as a result of our acquisition of CastlePoint. Also, in the three months ended September 30, 2009 we began new programs focusing on workers compensation for extended living facilities workers, auto dealership liability, and tow trucks auto liability. In addition, we wrote approximately $4.2 million in connection with a program that is currently managed by SUA but that was written in cooperation with SUA during the quarter in order to access our A- rated company.
On an adjusted basis as if CastlePoint gross premiums written were included for the prior year period, our gross premiums written grew by 18.6% and 37.3% for the three and nine months ended September 30, 2009, respectively. Growth in program business in the U.S. was offset by a reduction in assumed reinsurance business in CPRe, as we shifted capital from CPRe to support primary specialty business.
The increase in gross premiums earned for the nine months ended September 30, 2009 mirrors the growth in written premiums.
Ceded premiums. Ceded premiums written was reduced as a result of Tower’s acquisition of CastlePoint on February 5, 2009, since in the prior year periods, Tower ceded a significant portion of the specialty programs business to CastlePoint Re. On certain specific programs we cede reinsurance on a quota share or excess of loss basis to reduce our risk, including quota share reinsurance to insurance companies affiliated with the program underwriting agency handling such program business, which we term “risk sharing.” As a result, ceded premiums written were $10.7 million and $30.7 million, and $25.1 million and $67.1 million for the three month and nine months ended September 30, 2009 and 2008, respectively. Ceded premiums as a percentage of gross premiums earned are lower in 2009 because of the termination and elimination of the reinsurance agreements with CPRe.
Net premiums. Net premiums written increased from $8.9 million to $66.6 million and from $20.3 million to $147.3 million for the three and nine months ended periods, respectively, as compared to the prior year periods. The increases reflect the increases in gross premiums written and decreases in ceded premiums written described above.
Loss and loss adjustment expenses. The loss ratio improved on both a gross and net basis for the three and nine months ended September 30, 2009 compared to the same periods of 2008. This result was driven in part by better loss ratios on programs originated through Tower’s management and relationships that have supplemented CastlePoint after that acquisition. It also reflects a lesser mix from reinsurance assumed business in CastlePoint Re which generally has higher loss ratios as that business has been intentionally downsized and capital shifted to support primary specialty insurance business.
We recorded favorable development in the three and nine months net loss results ended September 30, 2009 of $1.2 million and $0.2 million, respectively. There was favorable development related to several treaties in CastlePoint Re that cover workers compensation and for which the development has been more favorable than was expected. This was offset in part by unfavorable development on two treaties covering personal automobile.
Underwriting expenses and underwriting expense ratio. The increase in underwriting expenses is due to the increase in gross premiums earned, which was primarily due to the CastlePoint and Hermitage acquisitions. Our gross underwriting expense ratio was 30.6% for the third quarter of 2009 as compared to 33.8% for the same period last year, and was 28.8% and 32.2% for the nine months ended September 30, 2009 and 2008 respectively.
The commission portion of the gross underwriting expense ratio, expressed as a percentage of gross premiums earned, was 24.7% and 22.6%, respectively for the three and nine months ended September 30, 2009 compared to 29.2% and 28.1%, respectively, for the same periods last year. The decrease in commission rate resulted from newer programs having lower overall commission rates. Also, in 2008 CastlePoint charged an additional 5% override, for business placed with one of our companies, above the commission rate paid to external producers for administrative expenses.
The other underwriting expense portion of the gross underwriting expense ratio was 5.9% and 6.2%, respectively for the three and nine months ended September 30, 2009 compared to 4.6% and 4.1%, respectively for the same periods last year. The increase in the ratios resulted from absorbing the CastlePoint staff costs. Prior to the acquisition, CastlePoint managed all specialty business and the staff costs were recorded by them.
The net underwriting expense ratio was 29.7% and 30.0% for the three and nine months ended September 30, 2009 as compared to 30.6% and 30.4% for the comparable 2008 periods. These changes result from changes in commission and other underwriting expenses described above.
Underwriting profit and combined ratio. The increase in underwriting profit for both the three and nine months ended primarily resulted from the acquisition of CastlePoint in the first quarter of 2009. Changes in combined ratios reflect the changes in the loss ratio and the expense ratio for reasons described above.

Insurance Services Segment Results of Operations

		Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in millions)	2009	2008	Change	Percent	2009	2008	Change	Percent

Revenue
Direct commission revenue from managing general	$(0.3)	$15.3	$(15.6)	(101.8%)	$2.0	$35.4	$(33.3)	(94.3%)
Claims administration revenue	0.1	1.6	(1.5)	(95.6%)	1.1	3.6	(2.5)	(70.6%)
Other administration revenue	0.1	0.8	(0.8)	(93.7%)	0.5	2.4	(2.0)	(80.7%)
Reinsurance intermediary fees	0.4	0.3	0.2	63.5%	0.7	0.5	0.2	33.0%
Policy billing fees	(0.1)	0.1	(0.2)	(160.0%)	—	0.3	(0.3)	(92.6%)

Total revenue	0.2	18.1	(17.9)	(98.8%)	4.3	42.2	(37.9)	(89.9%)

Expenses
Direct commission expenses paid to producers	0.1	6.9	(6.8)	(99.2%)	1.7	15.4	(13.7)	(89.1%)
Other insurance services expenses	—	3.2	(3.2)	(100.4%)	1.0	8.0	(6.9)	(87.1%)
Claims expense reimbursement to TICNY	0.1	1.6	(1.5)	(95.6%)	1.1	3.6	(2.5)	(70.6%)

Total	0.1	11.7	(11.6)	(99.0%)	3.8	26.9	(23.2)	(86.1%)

Insurance services pre-tax income	$0.1	$6.4	$(6.3)	(98.4%)	$0.5	$15.2	$(14.7)	(96.6%)

Premiums produced by TRM on behalf of issuing companies	$0.3	$46.6	$(46.3)	(99.3%)	$11.5	$106.0	$(94.5)	(89.1%)

Insurance Services Segment Results of Operations for Three and Nine Months Ended September 30, 2009 and 2008
Total revenues. The decrease in total revenues, of which direct commission revenue is the principal component, for the three and nine months ended September 30, 2009 compared to the same periods in the prior year resulted from a reduction in business managed by us and placed in CPIC in 2008 which is now included in the Brokerage Segment. Premiums managed by TRM on behalf of CPIC decreased to $0 and $10.7 million, respectively, for the three and nine months ended September 30, 2009 compared to $46.7 million and $103.5 million, for the three and nine months ended September 30, 2008. As a result of the decrease in premiums produced, revenues declined to $0.2 million and $4.3 million, respectively, for the three and nine months ended September 30, 2009 compared to $18.1 million and $42.2 million, respectively, for the three and nine months ended September 30, 2008, respectively. Direct commission revenue decreased to negative $0.3 million and $2.0 million, respectively, for the three and nine months ended September 30, 2009 compared to $15.3 million and $35.4 million, respectively, for the same periods in 2008. Subsequent to the completion of the CastlePoint acquisition on February 5, 2009, TRM ceased producing business on behalf of CPIC.
Direct commission expense. The decrease in direct commission expenses was a result of the decrease in business produced by TRM on behalf of CPIC.
Other insurance services expenses. The decrease in other insurance expenses resulted from the decline in premium produced. The amount of reimbursement for underwriting expenses by TRM to TICNY for the three and nine months ended September 30, 2009 was $0 and $1.0 million, respectively, as compared to $3.2 million and $8.0 million, respectively, for the same periods in 2008.
Claims expense reimbursement. The amount of reimbursement by TRM for claims administration is based on the terms of the expense sharing agreement with TICNY. Claims expense reimbursement has declined as a result of the CastlePoint acquisition as a majority of these reimbursements were due from CPIC.
Pre-tax income. Pre-tax income decreased to $0.1 million and $0.5 million for the three and nine months ended September 30, 2009 as compared to $6.4 million and $15.2 million for the same period in 2008. The decrease was primarily due to the decrease in premiums produced.

Investments
Portfolio Summary
The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of September 30, 2009 and December 31, 2008:

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
($ in thousands)	Cost	Gains	Months	Months	Value	Value

September 30, 2009
U.S. Treasury securities	$35,267	$352	$(24)	$—	$35,594	2.4%
U.S. Agency securities	9,215	243	(99)	—	9,359	0.6%
Municipal bonds	428,120	29,523	(13)	(97)	457,533	31.3%
Corporate and other bonds	450,708	26,581	(523)	(3,078)	473,688	32.4%
Commercial, residential and asset-backed securities	400,758	25,715	(209)	(15,427)	410,837	28.1%

Total fixed-maturity securities	1,324,067	82,414	(868)	(18,602)	1,387,011	94.8%
Equity securities	79,089	653	(2,658)	(987)	76,097	5.2%

Total	$1,403,156	$83,067	$(3,526)	$(19,589)	$1,463,108	100.0%

December 31, 2008
U.S. Treasury securities	$26,482	$524	$—	$—	$27,006	$5.0%
U.S. Agency securities	361	38	—	—	399	0.1%
Municipal bonds	179,734	2,865	(2,485)	(166)	179,948	33.3%
Corporate and other bonds	210,007	932	(13,948)	(10,016)	186,975	34.6%
Commercial, residential and asset-backed securities	164,885	1,838	(10,603)	(20,290)	135,830	25.1%

Total fixed-maturity securities	581,470	6,197	(27,037)	(30,472)	530,159	98.0%
Equity securities	12,726	5	(60)	(1,857)	10,814	2.0%

Total	$594,196	$6,202	$(27,096)	$(32,329)	$540,973	$100.0%

Credit Rating of Fixed-Maturity Securities
The average credit rating of our fixed-maturity securities, using ratings assigned to securities by Standard & Poor’s, was AA- at September 30, 2009 and AA- at December 31, 2008. The following table shows the ratings distribution of our fixed-maturity portfolio:

	September 30, 2009		December 31, 2008
		Percentage of		Percentage of
($ in thousands)	Fair Value	Fair Value	Fair Value	Fair Value

Rating
U.S. Treasury securities	$35,595	2.6%	$27,006	5.1%
AAA	514,505	37.1%	187,377	35.3%
AA	287,936	20.8%	110,601	20.9%
A	264,920	19.1%	113,651	21.4%
BBB	160,374	11.6%	62,566	11.8%
Below BBB	123,681	8.9%	28,958	5.5%

Total	$1,387,011	100.0%	$530,159	100.0%

Fixed- Maturity Investments with Third Party Guarantees
At September 30, 2009, $163.5 million of our municipal bonds, at fair value, were guaranteed by third parties from a total of $1.4 billion, at fair value, of all fixed-maturity securities held by us. The amount of securities guaranteed by third parties along with the credit rating with and without the guarantee is as follows:

	With	Without
($ in thousands)	Guarantee	Guarantee

AAA	$3,942	$2,041
AA	116,007	94,953
A	42,544	56,967
BBB	—	529
BB	984	984
No underlying rating	—	8,003

Total	$163,477	$163,477

We do not have any direct exposure to guarantors, and our indirect exposure by guarantor is as follows:

	Guaranteed	Percent
($ in thousands)	Amount	of Total

National Public Finance Guarantee Corp.	$69,274	42%
Financial Security Assurance	45,610	28%
Ambac Financial Corp.	18,592	11%
Berkshire Hathaway Assurance Corp.	5,899	4%
Others	24,102	15%

Total	$163,477	100%

Fair Value Consideration
As disclosed in Note 5 to the Consolidated Financial Statements, with respect to “Fair Value Measurements,” effective January 1, 2008, we adopted new GAAP guidance, which provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statements disclosure requirements for fair value. Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). The statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”).
As of September 30, 2009, approximately 98% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.
Our process to validate the market prices obtained from the outside pricing sources includes, but is not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. We also periodically perform testing of the market to determine trading activity, or lack of trading activity, as well as market prices.
In addition, in certain instances, given the market dislocation, we deemed it necessary to utilize Level 3 pricing over prices available through pricing services used throughout 2008 and the third quarter of 2009, resulting in transfers from Level 2 to Level 3. In the periods of market dislocation, the ability to observe stable prices and inputs may be reduced for many instruments as currently is the case for certain non-agency residential, commercial mortgage-backed securities and asset-backed securities.
A number of our Level 3 investments have been written down as a result of our impairment analysis. At September 30, 2009, there were 86 securities that were priced in Level 3 with a fair value of $29.0 million and an unrealized loss of $10.7 million.

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
Refer to Note 5 to the Consolidated Financial Statements for a description of the valuation methodology utilized to value Level 3 assets, how the valuation methodology is validated and an analysis of the change in fair value of Level 3 assets. As of September 30, 2009, the fair value of Level 3 assets as a percentage of our total assets carried at fair value was as follows:

			Level 3 Assets
	Assets Carried at	Fair Value	as a Percentage of
	Fair Value at	of Level 3	Total Assets Carried
($ in thousands)	September 30, 2009	Assets	at Fair Value

Fixed-maturity investments	$1,387,011	$58,917	4.2%
Equity investments	76,097	—	0.0%

Total investments available for sale	1,463,108	58,917	4.0%
Cash and cash equivalents	150,625	—	0.0%

Total	$1,613,733	$58,917	3.7%

Unrealized Losses
Spread sectors significantly outperformed duration equivalent Treasuries, as the continuing zero interest rate environment for risk free assets has resulted in an ongoing reach for yield. Corporate bonds extended gains from the second quarter. CMBS garnered solid returns, fueled by strong demand resulting from the TALF program. The continued strong rally had a pronounced effect on Tower’s investment portfolio as net unrealized losses of $7.2 million at June 30, 2009 improved into a net unrealized gain of $60.1 million at September 30, 2009.
Changes in interest rates directly impact the fair value of our fixed maturity portfolio. We regularly review both our fixed-maturity and equity portfolios to evaluate the necessity of recording impairment losses for other-than temporary declines in the fair value of investments.
The following table presents information regarding our invested assets that were in an unrealized loss position at September 30, 2009 and December 31, 2008 by amount of time in a continuous unrealized loss position:

	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Aggregate	Unrealized
($ in thousands)	No.	Value	Losses	No.	Value	Losses	No.	Fair Value	Losses

September 30, 2009
U.S. Treasury securities	6	$5,007	$(24)	—	$—	$—	6	$5,007	$(24)
U.S. Agency securities	6	1,021	(99)	—	—	—	6	1,021	(99)
Municipal bonds	1	530	(13)	5	2,618	(97)	6	3,148	(110)
Corporate and other bonds
Finance	13	4,101	(230)	26	20,692	(2,045)	39	24,793	(2,275)
Industrial	32	10,637	(291)	43	18,598	(981)	75	29,235	(1,272)
Utilities	2	293	(2)	2	598	(52)	4	891	(54)
Commercial mortgage- backed securities	2	1,444	(83)	23	22,138	(8,657)	25	23,582	(8,740)
Residential mortgage- backed securities
Agency backed	6	3,175	(5)	—	—	—	6	3,175	(5)
Non-agency backed	3	99	(4)	37	18,776	(4,962)	40	18,875	(4,966)
Asset-backed securities	3	156	(117)	11	3,934	(1,808)	14	4,090	(1,925)

Total fixed-maturity securities	74	26,463	(868)	147	87,354	(18,602)	221	113,817	(19,470)
Preferred stocks	8	67,333	(2,605)	5	4,564	(987)	13	71,897	(3,592)
Common stocks	2	84	(53)	—	—	—	2	84	(53)

Total	84	$93,880	$(3,526)	152	$91,918	$(19,589)	236	$185,798	$(23,115)

December 31, 2008
Municipal bonds	53	$49,879	$(2,485)	1	$371	$(166)	54	$50,250	$(2,651)
Corporate and other bonds
Finance	55	42,007	(6,003)	38	20,575	(4,173)	93	62,582	(10,176)
Industrial	110	72,787	(7,740)	32	17,701	(5,639)	142	90,488	(13,379)
Utilities	5	1,974	(205)	2	446	(204)	7	2,420	(409)
Commercial mortgage- backed securities	15	13,997	(4,399)	22	16,431	(16,626)	37	30,427	(21,026)
Residential mortgage- backed securities
Agency backed	6	3,408	(16)	1	582	(20)	7	3,990	(36)
Non-agency backed	32	12,676	(3,536)	16	9,953	(3,594)	48	22,629	(7,130)
Asset-backed securities	20	6,481	(2,652)	2	552	(49)	22	7,032	(2,701)

Total fixed-maturity securities	296	203,208	(27,037)	114	66,610	(30,472)	410	269,818	(57,508)
Preferred stocks	—	—	—	6	3,694	(1,857)	6	3,694	(1,857)
Common stocks	1	1,440	(60)	—	—	—	1	1,440	(60)

Total	297	$204,648	$(27,096)	120	$70,304	$(32,329)	417	$274,952	$(59,424)

At September 30, 2009, the unrealized losses for fixed-maturity securities were primarily in our investments in commercial mortgage-backed securities, corporate and other bonds and non-agency mortgage-backed securities.
The following table shows the number of securities, fair value, unrealized loss amount and percentage below amortized cost and spreads the fair value by security rating:

			Unrealized Loss
				Percent of	Fair Value by Security Rating
		Fair		Amortized					BB or
($ in thousands)	Count	Value	Amount	Cost	AAA	AA	A	BBB	Lower

U.S. Treasury securities	6	$5,007	$(24)	0%	100%	0%	0%	0%	0%
U.S. Agency securities	6	1,021	(99)	-9%	0%	99%	0%	0%	1%
Municipal bonds	7	3,148	(110)	-3%	34%	0%	19%	15%	31%
Corporate and other bonds	119	54,920	(3,601)	-6%	0%	8%	19%	26%	48%
Commercial mortgage- backed securities	25	23,582	(8,740)	-27%	83%	0%	0%	13%	4%
Residential mortgage- backed securities	40	18,875	(4,967)	-21%	24%	4%	29%	13%	30%
Asset-backed securities	14	4,090	(1,925)	-32%	16%	6%	13%	0%	65%
Equities	119	71,981	(3,645)	-5%	0%	0%	40%	38%	22%
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
Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Nine Months Ended
Cash Flow Summary	September 30,
($ in thousands)	2009	2008

Cash provided by (used in):
Operating activities	$133,595	$42,051
Investing activities	(111,840)	(14,790)
Financing activities	(7,383)	(3,544)

Net increase in cash and cash equivalents	14,372	23,717
Cash and cash equivalents, beginning of year	136,253	77,679

Cash and cash equivalents, end of period	$150,625	$101,396

For the nine months ended September 30, 2009, net cash provided by operating activities was $133.6 million. Net cash provided by operations was $42.1 million for the same period in 2008. The increase in cash flow for the nine months ended September 30, 2009 was primarily a result of additional operating cash flows provided through the acquisitions of CastlePoint and Hermitage and an increase in premiums collected, partially offset by increased claims and tax payments.
Net cash flows used in investing activities were $111.8 million for the nine months ended September 30, 2009 compared to $14.8 million provided for the nine months ended September 30, 2008. The nine months ended

September 30, 2009 included the acquisitions of CastlePoint and Hermitage. The remaining cash flows used primarily related to purchases and sales of fixed-maturity securities and preferred stock.
The net cash flows provided by financing activities for the nine months ended September 30, 2009 include the issuance of common stock in connection with the acquisition of CastlePoint. In addition, we paid dividends in the amount of $7.6 million and $3.5 million for the nine months ended September 30, 2009 and 2008, respectively.
Our insurance companies are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. As of September 30, 2009, the maximum amount of distributions that our insurance companies could pay to us without approval of their domiciliary Insurance Departments was approximately $46.9 million. In addition we can return capital of approximately $9.8 million from CPRe without permission from the Bermuda Monetary Authority.
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
The Company has guaranteed, on a subordinated basis, CastlePoint Management’s obligations and CPBH’s obligations under the debentures and distributions and other payments due on the Trusts’ preferred securities. These guarantees provided a full and unconditional guarantee of amounts due on the Trusts’ preferred securities. Issuance costs of $1.5 million each for Trust I and Trust II for CastlePoint Management were deferred and are being amortized over the term of the subordinated debentures using the effective interest method. Issuance costs of $0.9 million for the Trust for CPBH were deferred and are being amortized over the term of the subordinated debentures using the effective interest method. The proceeds of these issuances of subordinated debentures were used for general corporate purposes, including acquisition and capitalization of CastlePoint Insurance Company.
The Trusts are unconsolidated variable interest entities pursuant to current GAAP guidance because the holders of the equity investment at risk do not have adequate decision making ability over the Trusts’ activities. As mentioned in Note 2 — “Accounting Policies and Basis of Presentation”, the Company is evaluating recently issued guidance concerning variable interest entities.

We do not consolidate interest in the statutory business trusts for which we hold 100% of the common trust securities because we are not the primary beneficiary of the trusts. We report the outstanding subordinated debentures owed to the statutory business trusts as a liability.
Off-Balance Sheet Arrangements
Between 2004 and 2006, we formed six Delaware statutory business trusts of which Tower Group, Inc. owns all of the common trust securities. CastlePoint formed two Delaware statutory business trusts in 2006 of which CastlePoint Management owns all of the common trust securities. CastlePoint formed a third Delaware statutory business trust in 2007 of which CPBH owns all of the common trust securities. For additional information, see Note 11 “Debt” to our unaudited interim consolidated financial statements elsewhere in this report.
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
Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities, although conditions affecting particular asset classes (such as conditions in the commercial and housing markets that affect commercial and residential mortgage-backed securities) can also be significant sources of market risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed-maturity securities as of September 30, 2009 was $1.4 billion.
For fixed-maturity securities, short-term liquidity needs and potential liquidity needs for our business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates as discussed more fully below under sensitivity analysis.
As of September 30, 2009, we had a total of $36.0 million of outstanding floating rate debt, all of which is outstanding subordinated debentures underlying our trust preferred securities issued by our wholly owned statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase.
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
In this sensitivity analysis model, we use fair values to measure our potential loss. The sensitivity analysis model includes fixed-maturities and short-term investments.
For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of September 30, 2009.
The following table summarizes the estimated change in fair value on our fixed-maturity portfolio including short-term investments based on specific changes in interest rates as of September 30, 2009:

	Estimated Increase	Estimated Percentage
	(Decrease) in Fair Value	Increase (Decrease)
Change in interest rate	($ in thousands)	in Fair Value

300 basis point rise	(214,299)	(14.7%)
200 basis point rise	(146,653)	(10.0%)
100 basis point rise	(75,063)	(5.1%)
As of September 30, 2009	—	0.0%
100 basis point decline	76,641	5.2%
The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $75.1 million or 5.1% based on a 100 basis point increase in interest rates as of September 30, 2009. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed-maturity investments, which constituted in excess of 99% of our total invested assets excluding cash and cash equivalents as of September 30, 2009.
Interest expense would also be affected by a hypothetical change in interest rates. As of September 30, 2009 we had $36.0 million of floating rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by $0.4 million, a 200 basis point increase would increase interest expense by $0.7 million, and a 300 basis point increase would increase interest expense by $1.1 million.
With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance for “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage-backed securities holdings had been purchased at significant discounts or premiums to par value. As of September 30, 2009, the par value of our mortgage-backed securities holdings was $450.2 million and the amortized cost of our mortgage-backed securities holdings was $383.9 million. This equates to an average price of 85.3% of par. Historically, few of our mortgage-backed securities were purchased at more than three points (below 97% and above 103%) from par, thus an adjustment in accordance with this GAAP guidance would not have a significant effect on investment income. However, since many of our non-investment grade mortgage-backed securities have been impaired as a result of adverse cash flows, the required adjustment to book yield can have a significant effect on our future investment income.
Furthermore, significant hypothetical changes in interest rates in either direction would not have a significant effect on principal redemptions, and therefore investment income, because of the prepayment protected mortgage securities in the portfolio. The mortgage-backed securities portion of the fixed-maturity securities portfolio totaled 28.5% as of September 30, 2009. Of this total, 15.6% was in agency pass through securities, which have the highest amount of prepayment risk from declining rates. The remainder of our mortgage-backed securities portfolio is invested in agency planned amortization class collateralized mortgage obligations, non-agency residential non-accelerating securities, and commercial mortgage-backed securities.
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
Changes in internal control over financial reporting
On February 5, 2009, we completed the acquisition of CastlePoint. CastlePoint has an existing program of internal controls over financial reporting in compliance with the Sarbanes Oxley Act of 2002. This program is being integrated into our Sarbanes Oxley program for internal controls over financial reporting. On February 27, 2009, we completed the acquisition of Hermitage. Hermitage has not previously been subject to a review of internal controls over financial reporting under the Sarbanes Oxley Act of 2002. We began the process of integrating Hermitage’s operations including internal controls over financial reporting and extending our Section 404 compliance to Hermitage’s operations. Hermitage accounts for 12.4% of assets and 10.7% of net income of the Company.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (the “Company”) in the United States District Court for the District of New Jersey seeking, inter alia, to recover approximately $6.1 million under various retrocessional contracts pursuant to which the Company reinsures Munich. On June 22, 2009, the Company filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover approximately $2.8 million under various reinsurance contracts pursuant to which Munich reinsures the Company. On June 17, 2009, Munich commenced a separate action against the Company in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access to the Company’s books and records pertaining to various quota share agreements, to which the Company filed its answer on July 7, 2009. Because the litigation is only in its preliminary stage management is unable to assess the likelihood of any particular outcome, including what amounts, if any, will be recovered by the parties from each other under the reinsurance and retrocession contracts that are at issue. Accordingly, an estimate of the possible range of loss, if any, cannot be made.
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
The merger is subject to a number of closing conditions and there can be no assurance that the conditions to the completion of the merger will be satisfied. These closing conditions include:
•	SUA stockholders’ adoption of the merger agreement and approval of the merger;

•	the absence of laws and regulatory actions by governmental authorities that impose terms, conditions, obligations or restrictions upon Tower, SUA or their respective subsidiaries, that would, individually or in the aggregate, reasonably be expected to have a “regulatory material adverse effect,” as defined in the merger agreement; and

•	other customary closing conditions.
If the merger is not completed, Tower will be subject to several risks, including:
•	the current market price of Tower’s common stock may reflect a market assumption that the merger will occur and a failure to complete the merger could result in a negative perception of Tower by equity investors and a resulting decline in the market price of Tower’s common stock;
•	Tower may be required to reimburse SUA for certain reasonable, out-of-pocket transaction expenses, up to $1,000,000;

•	Tower is expected to incur substantial transaction costs in connection with the merger; and

•	Tower would not realize any of the anticipated benefits of having completed the merger.
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
Any of these matters could adversely affect the stock price of, or harm the financial condition, results of operations or business prospects of Tower.
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
The merger is expected to close in the fourth quarter of 2009. However, certain events may delay the consummation of the merger, including, without limitation, the inability to obtain regulatory approvals of the merger on the proposed terms or the failure of SUA to obtain the stockholder approval required to complete the merger. A delay in the consummation of the merger could impact Tower’s ability to timely realize cost savings associated with the merger.

      Combining Tower and SUA may be more difficult than expected.
Tower and SUA agreed to merge their businesses with the expectation that the merger would result in various benefits, including, among other things, (a) the merger provides the opportunity for Tower and SUA to share profit center resources in the specialty property and casualty insurance market and consolidate certain functions, resulting in cost savings to the combined company, (b) the merger provides the opportunity to create long-term stockholder value by increasing SUA’s growth by cross-selling products with Tower and accessing Tower’s higher A.M. Best Company rating and capital base, (c) the merger allows Tower and SUA to manage market cycles through diversity of lines of business and geography while maintaining a culture of disciplined underwriting and pricing, (d)the merger provides the opportunity to achieve enhanced growth opportunities and leverage SUA’s scalable infrastructure, (e) the merger provides Tower with access to a large pool of capital at an attractive cost of capital, (f) the merger allows for the expansion of Tower’s underwriting capacity in the specialty property and casualty insurance market, which will further broaden Tower’s product offerings, and (g) the merger provides the opportunity for Tower to utilize SUA’s office headquarters to develop Tower’s brokerage business written through retail and wholesale agents in the Midwestern United States. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether Tower and SUA are integrated in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could negatively impact the combined company’s business, financial condition, results of operations, prospects and stock price.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2009, the Company had no purchases of its common shares from employees in connection with the vesting of restricted stock issued under the Company’s 2004 Long Term Equity Compensation Plan (the “Plan”).
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

Tower Group, Inc. Registrant
Date: November 6, 2009	/s/ Michael H. Lee
Michael H. Lee
Chairman of the Board, President and Chief Executive Officer

Date: November 6, 2009	/s/ Francis M. Colalucci
Francis M. Colalucci Senior Vice President, Chief Financial Officer and Treasurer