Form 10-K
period 2009-12-31
Tower Group, Inc.
filed 2010-03-01
CIK 1289592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2009 (based on the closing price on the NASDAQ Global Select Market on such date) was approximately $902,254,519.
As of February 25, 2010, the registrant had 44,987,732 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the registrant’s 2010 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”).

PART I
Item 1. Business
Overview
As used in this Form 10-K, references to the “Company”, “we”, “us”, or “our” refer to Tower Group, Inc. (“Tower”) and its subsidiaries, Tower Insurance Company of New York (“TICNY”), Tower National Insurance Company (“TNIC”), Preserver Insurance Company (“PIC”), Mountain Valley Indemnity Company (“MVIC”), North East Insurance Company (“NEIC”), CastlePoint Insurance Company (“CPIC”), CastlePoint Florida Insurance Company (“CPFL”), Hermitage Insurance Company (“HIC”), Kodiak Insurance Company (“KIC”), and CastlePoint National Insurance Company (still operating in some jurisdictions as SUA Insurance Company) (“CPNIC”), Tower Risk Management Corp. (“TRM”), CastlePoint Management Corp. (“CPM”), Specialty Underwriters’ Alliance, Inc. (“SUA”) and CastlePoint Risk Management of Florida, Corp. (still operating in some jurisdictions as AequiCap CP Services Group, Inc.) (“CPRMFL”) unless the context suggests otherwise. The term “Insurance Subsidiaries” refers to TICNY, TNIC, PIC, MVIC, NEIC, CPIC, CPFL, HIC, KIC and CPNIC.
References to “CastlePoint” refer to Ocean I Corp. (formerly known as CastlePoint Holdings, Ltd.) and its subsidiaries, which include CastlePoint Management Corp., CastlePoint Bermuda Holdings, Ltd., CastlePoint Reinsurance Company, Ltd. (“CastlePoint Reinsurance”), CPFL and CPIC, unless the context suggests otherwise. Tower completed the acquisition of CastlePoint on February 5, 2009.
Through our Insurance Subsidiaries, we offer a broad range of commercial, personal and specialty property and casualty insurance products and services to businesses in various industries and to individuals throughout the United States. With the exception of CPNIC, which is currently rated B+ (Good), all of our Insurance Subsidiaries are currently rated A- (Excellent) by A.M. Best Company, Inc. (“A.M. Best Company”). We provide these products on both an admitted and an excess and surplus (“E&S”) lines basis. Insurance companies writing on an admitted basis are licensed by the states in which they sell policies and are required to offer policies using premium rates and forms that are filed with state insurance regulators. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them the flexibility to change the coverage offered and the rate charged without the time constraints and financial costs associated with the filing process.
Through our Brokerage Insurance segment, we provide commercial lines products comprised of commercial package, commercial property, inland marine, general liability, workers’ compensation, commercial auto and commercial umbrella policies to businesses such as residential and commercial building owners, retail and wholesale stores, food service establishments, including restaurants, artisan contractors and automotive service operations. We also provide personal lines products that insure modestly valued homes and dwellings as well as personal automobiles. These products are distributed through an extensive network of retail and wholesale agents throughout the United States and serviced through 18 branch offices. As a result of the acquisitions of CastlePoint and SUA, we have expanded our commercial product offerings to target narrowly-defined, homogenous classes of business that we refer to as specialty businesses through our Specialty Business segment. These products are distributed through 20 program underwriting agents throughout the United States that provide insurance coverages to classes of business such as auto dealerships, professional employers organizations, temporary staffing firms, public entities and specialty auto and trucking.
Competitive Strengths and Strategies
We believe our diversified business platform, market segmentation expertise, underwriting expertise, effective use of capital and acquisitions capability provide us with competitive strengths, as described below.
Diversified Business Platform and Market Segmentation Expertise.   We have established a diversified business platform comprised of a broad range of commercial, specialty and personal lines products tailored to meet the needs of businesses in various industries and individuals throughout the United States. We also segment our products into different pricing and coverage tiers as well as different premium size categories to meet the specific needs of our customers. We position our products in preferred, standard and non-standard segments of the admitted market as well as in the E&S lines market segment. We generally deliver preferred and standard products through our retail agents, non-standard and E&S lines products through our wholesale agents and specialty products through our program underwriting agents. We believe our diversified business platform and market segmentation expertise provide us with a competitive advantage by allowing us to access profitable market segments with significant premium volume opportunities to support our growth.
Underwriting Expertise.   We have generated favorable underwriting results as demonstrated by our average combined ratio of 83.3% during the period from 2005 to 2009. We have been able to achieve these underwriting results using our diversified business platform to allocate our capital to the most profitable market segments in response to changing market conditions. In addition, we have historically focused on customers that present low to moderate hazard risks and utilized our in-house claims and legal defense capabilities to adjust and defend claims effectively. We also apply this underwriting approach when we analyze and integrate any company business that we acquire from other insurance companies into our Brokerage Insurance segment or when we consider expanding our brokerage business into any new territory or product classification. With respect to our specialty business, we focus on underwriting established books of narrowly defined homogenous classes of business with a demonstrated track record of underwriting profitability written through highly skilled program underwriting agents.
Effective Use of Capital.   We utilize a business model under which we (i) retain premiums to generate investment and underwriting income through the use of our own capital and (ii) transfer premiums to reinsurers and produce business for other insurance companies to generate commission and fee income. Our business model allows us to create and support a significantly larger premium base and a more robust and efficient infrastructure than otherwise would be achievable through only net retained premium. By doing so, we have been able to achieve a return on average equity that we believe is higher than many other insurance companies with a traditional business model. From 2005 to 2009 our average annual return on average equity was 19.2%, excluding net realized investment gains or losses and acquisition-related transaction costs. Although the acquisition of CastlePoint consolidates and eliminates the commission and fee income that we previously earned from ceding premiums to CastlePoint, we anticipate that as we increase our premium volume and place additional business with reinsurers and insurance companies other than CastlePoint we will generate commission and fee income from those companies. If the pending acquisition of OneBeacon Insurance Group’s (“OneBeacon”) personal lines division (the “Personal Lines Division”) is approved and completed, we expect to generate fee income from managing the reciprocal insurance companies in 2010.
Acquisitions Capability.  We acquired and integrated insurance companies and renewal books of business to expand our diversified business platform. Over the past six years, we have successfully executed this acquisition strategy by (i) expanding our distribution and servicing capability nationally, (ii) expanding into difference product lines and classes of business, and (iii) improving the profitability of the acquired companies through increased financial strength, expense reduction, re-underwriting and cross-selling. Due to the increased premium volume resulting from these acquisitions, we also are able to be selective and prudent in underwriting our business while meeting our growth objectives. We believe that the continuation of the soft property and casualty market environment is causing some competitors to consider various strategic initiatives including the sale of their companies. Because these sellers continue to be challenged by poor operating fundamentals, valuations for potential acquisition targets have become more reasonable. For these reasons, we anticipate that we will continue to seek acquisitions in the foreseeable future by applying our advantages which include our strong capitalization, track record and management expertise in execution and integration.
Strategic Relationship and Agreements with CastlePoint: February 2006 - February 2009
We acquired CastlePoint on February 5, 2009. Prior to that date, we had a strategic relationship with CastlePoint. Also, in addition to his positions at the Company, Michael H. Lee served as Chairman and Chief Executive Officer of CastlePoint Holdings, Ltd.
We organized and sponsored CastlePoint with an initial investment of $15.0 million on February 6, 2006. After CastlePoint raised $249.9 million in a private placement stock offering in 2006 and $114.8 million in a public stock offering in 2007, the Company’s investment ownership in CastlePoint as of December 31, 2008 was approximately 6.7%. In addition, the Company received a warrant from CastlePoint on April 6, 2006 to purchase an additional 1,127,000 shares of common stock.
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
CastlePoint operated through a number of subsidiaries, including CastlePoint Reinsurance, a Bermuda reinsurance company; CPIC, a New York domiciled insurance company; CPM, which provides insurance services, and CPFL, which became licensed to sell workers’ compensation and commercial auto liability lines only in Florida in February 2009.
In April 2006, we entered into various agreements with CastlePoint such that CastlePoint would manage the program business, which we now refer to as specialty business, and we would manage the brokerage business. Under the agreements with CastlePoint, we managed the brokerage business and ceded reinsurance or earned management fees for the brokerage business that was expected to result in approximately a 95% combined ratio for CastlePoint. Also, CastlePoint managed the programs and other specialty business, and we participated in that business through various reinsurance agreements that was expected to result in approximately a 93% combined ratio for us. We had entered into service and expense sharing agreements with CastlePoint under which CPM was entitled to purchase from us, and we were entitled to purchase from CPM, certain insurance company services, such as claims adjustment, policy administration, technology solutions, underwriting, and risk management services. The reimbursement for these charges has been recorded as “Other administration revenues” in our Insurance Services segment.
Acquisitions
In addition to the acquisition of CastlePoint on February 5, 2009 as described above, the Company completed, or as indicated below has agreed to complete, the following acquisitions.
Hermitage
On February 27, 2009, the Company completed the acquisition of HIG, Inc. (“Hermitage”), a property and casualty insurance holding company, pursuant to a stock purchase agreement, from a subsidiary of Brookfield Asset Management Inc. for cash consideration of $130.1 million. Hermitage offers both admitted and E&S lines products. This transaction further expanded the Company’s wholesale distribution system nationally and established a network of retail agents in the Southeast.
AequiCap
On October 14, 2009, the Company completed the acquisition of the renewal rights to the workers’ compensation business of AequiCap Program Administrators Inc. (“AequiCap”), an underwriting agency based in Fort Lauderdale, Florida. The acquired business primarily consists of small, low to moderate hazard workers compensation policies in Florida. During 2009, we entered into an agreement with AequiCap to provide claims handling services for workers’ compensation claims. Most of the employees of AequiCap involved in the servicing of the workers compensation business became employees of the Company. The acquisition of this business expands the Company’s regional presence in the Southeast.
Specialty Underwriters’ Alliance
On November 13, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of Specialty Underwriters’ Alliance, Inc. (“SUA”), a holding company, for approximately $107 million of the Company’s common stock, pursuant to the terms and conditions of an Amended and Restated Agreement and Plan of Merger executed on July 22, 2009 and effective as of June 21, 2009, by and among the Company, Tower S.F. Merger Corporation and SUA. In connection with the closing of the transaction, the Company issued an aggregate of 4,460,098 shares of its common stock to SUA stockholders. SUA, a Delaware corporation headquartered in Chicago, Illinois, was incorporated in April 2003, and through its wholly-owned subsidiary, SUA Insurance Company, offers specialty commercial property and casualty insurance products through program underwriting agents that serve niche groups of insureds. After the acquisition, SUA Insurance Company was renamed CastlePoint National Insurance Company, which name change is still pending in some jurisdictions. The acquisition of SUA strengthens the Company’s Specialty Business segment and its regional presence in the Midwest.
OneBeacon Personal Lines Division
On February 2, 2010 the Company announced the signing of a definitive agreement to acquire the Personal Lines Division of OneBeacon, subject to customary closing conditions and regulatory approvals. For the purchase price of $32.5 million plus book value, Tower will acquire Massachusetts Homeland Insurance Company, York Insurance Company of Maine and two management companies. The management companies are the attorneys-in-fact for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer, and its New Jersey domiciled stock insurance subsidiary, New Jersey Skylands Insurance Company. Tower will also purchase the surplus notes issued by the two reciprocal insurers for an amount equal to the statutory surplus in the exchanges (approximately $103 million at December 31, 2009). This transaction is subject to approvals by the appropriate regulatory agencies and is expected to close at the end of the second quarter of 2010. The insurance companies write approximately $250 million of annual premiums, and the management companies are attorneys-in-fact that manage approximately $250 million in annual premium written through two reciprocal insurance exchanges. Tower will write and manage the private passenger automobile, homeowners and package policies through the companies currently issuing these policies and combine its existing personal lines operations, which is currently reflected in our Brokerage Insurance segment, with the business being acquired. Excluded from this transaction are AutoOne, specialty collector car and boat businesses, and Houston General companies. The Personal Lines Division writes business in the Northeastern United States with offices in: Canton, Massachusetts; South Portland, Maine; and Williamsville, New York.
Business Segments
The Company has changed the presentation of its business results, beginning January 1, 2009. We had previously reported business results for two segments: Insurance and Insurance Services. As of January 1, 2009, we present three segments as a result of splitting the results of the Insurance segment into

Brokerage Insurance and Specialty Business segments. The prior period segment disclosures have been restated to conform to the current presentation.
The Company currently operates three business segments: Brokerage Insurance, Specialty Business and Insurance Services. Upon the closing of the acquisition of OneBeacon’s Personal Lines Division, the Company intends to separately manage its personal lines business and will separate the Brokerage Insurance segment into a Commercial Business segment and a Personal Business segment.
Brokerage Insurance Segment
Through our Brokerage Insurance segment, we offer a broad and diversified range of property and casualty insurance products and services to small to mid-sized businesses and to individuals throughout the United States. We also segment our business into different pricing and coverage tiers as well as different premium size categories to meet the specific needs of our customers. These products are underwritten and serviced through our 18 offices and distributed through approximately 1,173 retail agents and 196 wholesale agents. Approximately 71% of the direct premiums written by the Brokerage Insurance segment in 2009 was from the Northeast. However, in the past several years we have expanded our brokerage business beyond the Northeast through acquisitions and by appointing wholesale agents in California, Texas and Florida.
Using our broad product line offering, we are able to provide a comprehensive product solution to our producers and allow them to place more business with us. In addition, our diversified business platform allows us to allocate our capital to profitable market segments and avoid unprofitable market segments. We provide commercial lines products comprised of commercial package, general liability, workers’ compensation, commercial auto and commercial umbrella policies to businesses in different industries. We have generally focused on specific classes of business in the real estate, retail, wholesale and service industries such as retail and wholesale stores, residential and commercial buildings, restaurants and artisan contractors. We target these classes of business because we believe that they are less complex and have reduced potential for loss severity. We also offer personal lines products that provide coverage for modestly valued homes and dwellings as well as personal automobiles for individuals located predominately in the Northeast.
We offer our products on an admitted basis in the preferred, standard, and non-standard pricing and coverage tiers and on a non-admitted basis using our E&S coverage and pricing tier. For each of the preferred, standard, non-standard and E&S coverage and pricing tiers, we have developed different pricing, coverage and underwriting guidelines. For example, the pricing for the preferred risk segment is generally the lowest, followed by the pricing for the standard, non-standard and E&S segments. The underwriting guidelines are correspondingly stricter for preferred risks in order to justify the lower premium rates charged for these risks with underwriting guidelines becoming progressively less restrictive for standard, non-standard and E&S risks. We generally distribute policies for risks with preferred and standard underwriting characteristics through our retail agents and policies for risks with non-standard and E&S underwriting characteristics through our wholesale agents. In addition to segmenting our products into various pricing and coverage tiers, we further classify our products into the following premium size segments: under $25,000 (small), $25,000 to $150,000 (medium) and over $150,000 (large).
While we have succeeded in underwriting business in all market segments, we have experienced particular success in targeting nonstandard risks that do not fit the underwriting criteria of standard risk carriers due to factors such as type of business, location and premium per policy. For example, we have historically targeted risks located in urban areas such as New York City that require special underwriting expertise and have generally been avoided by other insurance companies. We have also historically had more success in the small premium size segment due to our focus on reducing our underwriting expenses by realizing economies of scale, utilizing technology and developing efficient business processes. We believe that due to the lack of flexibility in the underwriting of small policies, other insurance companies have not been able to price competitively in this underserved segment. Our expense advantage has allowed us to maintain adequate rates through industry cycles. With the softening market conditions that were experienced throughout 2009, our primary business segments were less impacted by the competitive rate pressures that affected premium adequacy on larger risks within the upper middle market segment.

The following table shows the direct premiums written for the Brokerage Insurance segment as of December 31, 2009, 2008 and 2007:

	December 31,
($ in millions)	2009	2008	2007

Commercial package	$ 287.1	$ 202.3	$ 190.6
Landlord	27.3	20.3	22.4
Business owners	38.5	32.6	23.0

Total commercial multiple-peril	352.9	255.2	236.0
Monoline commercial general liability	90.2	50.5	51.9
Workers’ compensation	83.6	17.5	37.5
Commercial automobile	71.4	72.6	60.2
Personal automobile	10.6	9.9	7.5
Homeowners	167.1	85.0	85.1
Fire and allied Lines	30.7	19.3	19.7

All lines	$ 806.5	$ 510.0	$ 497.9

Specialty Business Segment
Following the previously discussed acquisition of SUA on November 13, 2009, we consolidated the specialty insurance business we obtained through the CastlePoint acquisition with the business of SUA to form a single Specialty Business segment operating out of the Chicago office. Our specialty business consists of insurance covering narrowly defined, homogeneous classes of business including Long-term Healthcare workers, Specialty Transportation, Professional Employers Organizations, Temporary Staffing Firms, Public Entities, Commercial Construction and Auto Dealerships.
Our specialty business is produced through a select number of program underwriting agents, who have specialized underwriting expertise in the classes they underwrite and who have established books of business with proven track records. We rely on our program underwriting agents for industry insight, regional underwriting knowledge and understanding of the specific risks in the niche markets we serve. We couple that knowledge with our disciplined underwriting practices, leading edge technology and systems capabilities to provide insurance programs and products customized to the needs of the specialty markets we serve.
Our focus in the specialty market is on those classes of business traditionally underserved by standard property and casualty insurers due to the complex business knowledge, awareness of regional market conditions and investment required to achieve attractive underwriting profits. We believe this segment of the market is attractive because competition is based primarily on customer service, availability and continuity of insurance capacity, specialized policy forms, efficient claims handling and other value-added considerations, rather than just price.
Further, we believe that our operating structure and systems capabilities afford us a distinct competitive advantage in underwriting specialty program business. Specifically, our systems enable us to provide a full underwriting processing and claims support interface in those situations where it is required, while the existence of a dedicated specialty claims unit provides an attractive alternative to the use of third party administrators in situations where the program underwriting agent does not provide such services.
Our Specialty Business segment in 2009 also included a limited amount of reinsurance business that we acquired from CastlePoint. We provided a limited amount of quota share, excess and catastrophe reinsurance business to primarily small insurance companies. After the CastlePoint acquisition, we began non-renewing this business and allocated the capital previously used to support this business to finance our acquisitions and support our growth in the Brokerage Insurance and Specialty Business segments. While we may retain a few reinsurance accounts after 2009, we do not anticipate that this business will have a material impact on our overall results.
The following table shows Gross Premiums Written in our Specialty Business segment broken down by program business and reinsurance for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
($ in millions)	2009	2008	2007

Programs	$ 213.4	$ 124.8	$ 26.1
Reinsurance	50.8	-	-

Total	$ 264.2	$ 124.8	$ 26.1

Insurance Services Segment
In our Insurance Services segment, we generate fees from performing various aspects of insurance company functions for other insurance companies, including underwriting, claims administration, reinsurance intermediary, operational and technology services. We provide these services through our managing general agencies, TRM, CPM and CPRMFL. Prior to the acquisition of CastlePoint in February of 2009, TRM generated fees from managing brokerage business on behalf of CPIC, whereas CPM generated fees from managing program business on behalf of Tower. After CastlePoint was acquired by Tower in February of 2009, these fees earned by TRM and CPM were eliminated. Tower generates fees from placing Tower’s business with other insurers and reinsurers, although as a result of the CastlePoint acquisition, the amount of fee income was limited to $5.1 million for 2009 as compared to $68.5 million in 2008. Upon the closing of the acquisition of OneBeacon’s Personal Lines Division, we will generate additional fee income from managing the two reciprocal exchanges, which we plan to reflect in the Insurance Services segment.
The following shows premiums managed by TRM, CPM and CPRMFL and the fee income derived from those managed premiums for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
($ in millions)	2009	2008	2007

Managed Premiums	$ 11.7	$ 175.4	$ 85.1
Fee Income	$ 5.1	$ 68.5	$ 33.3
Products and Services
Our diversified business platform allows us to provide a broad range of products in all states in the U.S. Our products include the following:
•	Commercial Multiple-peril Packages. Coverage offered under our commercial package and business owners’ policies combines property, liability (including general liability and products and completed operations), business interruption, equipment breakdown, fidelity and inland marine coverages tailored for commercial businesses and enterprises. Commercial packages and business owners’ policies are generally offered by our Brokerage Insurance segment.

•	Fire and Allied Lines and Inland Marine. We write fire and allied lines policies for individuals and businesses. Individual dwelling policies generally include personal property with optional liability coverage that provide an alternative to the homeowner’s policy for the personal lines customer. Commercial fire and allied lines policies provide protection for damage to commercial buildings and their contents, and these policies may be utilized in selected circumstances as an alternative to a commercial package policy. We write inland marine insurance protection for the property of businesses that is not at a fixed location and for items of personal property that are easily transportable, typically including builders risk, contractors’ equipment and installation, domestic transit and transportation, fine arts, property floaters and leased property. These products are offered by our Brokerage Insurance segment and our Specialty Business segment through their respective distribution systems.

•	Other Liability. In our Brokerage Insurance segment, we write other liability policies for individuals and business owners including mono-line commercial general liability (generally for risks that do not have property exposure or whose property exposure is insured elsewhere) and commercial umbrella policies. Also, in our Specialty Business segment we write General Liability policies for businesses in programs that are tailored to narrowly defined industry classes, such as small public entities.

•	Workers’ Compensation. We write workers’ compensation policies, which are a statutory coverage requirement in almost every state to protect employees in case of injury on the job, and the employer from liability for an accident involving an employee. In our Brokerage Insurance segment we write workers’ compensation policies generally for small and medium businesses, and in our Specialty Business segment we write workers’ compensation policies in programs targeted to specific industry classes, such as workers in the healthcare industry.

•	Commercial Automobile. We write coverage for automobile policies by providing automobile liability, collision and comprehensive insurance including commercial and personal automobile policies for both fleet and non-fleet risks (personal automobile business is described in the bullet below). We write commercial Automobile policies through our Brokerage Insurance segment that focuses on business automobiles and small trucks for businesses other than transportation companies. Our Specialty Business segment focuses on trucking businesses and other specialty transportation businesses.

•	Personal Automobile. We write personal automobile policies on a limited basis in our Brokerage Insurance segment, and we intend to increase our personal automobile business after the acquisition of the OneBeacon Personal Lines Division. We also write a limited amount of non-standard personal automobile business in our Specialty Business segment through several targeted programs for this market tier.

•	Homeowner’s and Personal Dwellings. Our homeowner’s policy is a multiple-peril policy, providing property and liability coverages for one and two-family, owner-occupied residences or additional coverage to the homeowner for personal umbrella and personal inland marine. We write this business through our Brokerage Insurance segment.

The following table shows total Gross Premiums Earned and Gross Loss Ratio by product line for the years ended December 31, 2009, 2008 and 2007:

	For the year ended December 31,
	2009		2008		2007
	Gross		Gross		Gross
	Premium	Gross Loss	Premium	Gross Loss	Premium	Gross Loss
($ in millions)	Earned	Ratio	Earned	Ratio	Earned	Ratio

Commercial multiple-peril	$ 349.6	52.0%	$ 242.2	51.5%	$ 221.1	51.8%
Other liability	150.9	52.3%	63.2	42.6%	72.9	64.2%
Workers’ Compensation	216.2	54.4%	88.4	47.6%	54.1	34.1%
Commercial Automobile	122.4	58.5%	77.8	61.1%	54.3	54.6%
Homeowners	145.9	48.9%	83.2	35.5%	92.7	39.9%
Fire and allied lines and inland marine	26.6	42.5%	16.9	57.7%	19.1	53.5%
Personal auto	34.7	98.7%	6.6	116.0%	7.9	101.9%

All Lines	$ 1,046.3	54.2%	$ 578.3	49.9%	$ 522.1	50.7%

Organizational Structure

In 2009, we redesigned our organizational structure to support our national presence and expansion from two to three business segments. In addition, our corporate functions are divided into three areas: corporate, profit and service centers. The corporate functions are performed from our headquarters located in downtown New York City and are comprised of Legal, Corporate Communications & Marketing, Corporate Development & Investor Relations, Financial Operations, Human Resources & Corporate Administration and Actuarial. The service center functions encompass Operations, Technology and Claims. The profit center functions include the three business segments, Corporate Underwriting, Business Development and oversight of the field offices in the five regions.
We have established our field offices into five regions throughout the United States, the Northeast, Southeast, Midwest, Southwest, and West, to provide business development, underwriting, policyholders services and claims functions to the Brokerage Insurance and Specialty Business segments. The Northeast region is comprised of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont. The West region is comprised of Alaska, Arizona, California, Hawaii, Idaho, Montana, Nevada, Oregon, and Washington. The Southeast region includes Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, and West Virginia. The Southwest region states include: Arkansas, Colorado, Kansas, Louisiana, Nebraska, New Mexico, Oklahoma, Texas, Utah, and Wyoming. Tower’s Midwest region is comprised of Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Ohio, South Dakota, and Wisconsin.
The Northeast Region is headquartered in New York and has eight branches. The Southeast Region has branches in Atlanta, GA, Fort Lauderdale, FL, Maitland, FL and Mobile, AL. The Midwest Region will be headquartered in Chicago, IL, co-located with our Specialty Business segment office, and this region is expected to grow beginning in 2010. The West Region is headquartered in Irvine, CA and has a branch office in Palm Springs, CA. The Southwest Region consists of business mostly from Texas. This business is currently underwritten and managed by our office in New York while the claims function operates out of the branch office in Irving, TX.
The following table shows the direct premiums written by region for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
($ in millions)	2009	2008	2007

Northeast Region	$ 724.4	$ 469.5	$ 501.3
Southeast Region	80.0	23.5	11.3
Midwest Region	18.6	6.2	3.5
Southwest Region	32.6	11.7	0.5
West Region	164.2	123.9	7.4

Total	$ 1,019.8	$ 634.8	$ 524.0

Distribution
We generate business through independent retail, wholesale and program underwriting agents, whom we refer to collectively as producers. These producers sell policies for us as well as for other insurance companies. We carefully select our producers by evaluating several factors such as their need for our products, premium production potential, loss history with other insurance companies that they represent, product and market knowledge, and the size of the agency. We generally appoint producers with a total annual premium volume greater than $10,000,000. We expect a new producer to be able to produce at least $500,000 in annual premiums for us during the first year and $1 million in annual premiums after three years. We select our program underwriting agents based upon their underwriting expertise in specific niche markets, type of business, size and profitability of the existing book of business.
Commissions incurred in 2009 and 2008 averaged 19.4% and 18.3% of gross premiums earned, respectively. Our commission schedules are 1 to 2.5 points higher for wholesale than retail agents. Our commissions are also higher for program underwriting agents that perform additional underwriting and processing services on our behalf, including premium collection, policy issuance and data collection. In our Brokerage Insurance segment we also have a profit sharing plan that added approximately 1 / 2 of 1 percent to overall commission rates in the past several years. In our Specialty Business segment we typically have contingent commissions that are tied to the loss ratio performance for each program.
To ensure that we obtain profitable business from our producers, we attempt to position ourselves as our producers’ primary provider within the product segments that we offer. We manage the results of our producers through periodic reviews to monitor premium volume and profitability. We have access to online premium and loss ratio reports by producer and we estimate each producer’s profitability at least annually using actuarial techniques. We continuously monitor the performance of our producers by assessing leading indicators and metrics that signal the need for corrective action. Corrective action may include increased frequency of producer meetings and more detailed business planning. If loss ratio issues arise, we increase the monitoring of individual risks and consider reducing that producer’s binding authority. Review and enforcement of the agency agreement requirements can be used to address inadequate adherence to administrative duties and responsibilities. Noncompliance can lead to reduction of authority and potential termination.
In 2009, approximately 45% of the Company’s total business was generated by wholesale agents, 30% from retail producers and 20% from program underwriting agents with the remaining 5% from third party reinsurance. The pending acquisition of OneBeacon’s Personal Lines Division transaction is expected to provide access to over 900 retail agents, approximately one-half of which will be new to the Company.
Our largest producers in 2009 were Northeast Agencies and Morstan General Agency. In the year ended December 31, 2009, these producers accounted for 9% and 8%, respectively, of the total of our gross premiums written and produced. No other producer was responsible for more than 3% of our gross premiums written. Approximately 45% of the 2009 gross premiums written and managed in the Brokerage Insurance segment were produced by our top 18 producers representing 1.3% of our active agents, brokers and program underwriting agents. These producers each have annual written premiums of $5,000,000 or more. As we build a broader distribution base, the number of producers with significant premium volume with Tower is increasing, particularly with the addition of producers through acquisitions and territorial expansion in the Northeast, Southeast and Midwest regions.
The number of agencies from which we receive business has increased over the past several years as follows:

	December 31,
	2009	2008	2007

Retail Agencies	1,173	940	857
Wholesale Agencies	196	102	69
Program Underwriting Agents	20	8	5

Total	1,389	1,050	931

Underwriting
The underwriting strategy for controlling our loss ratio is to seek diversification in our products and an appropriate business mix for any given year, emphasizing profitable lines of business and de-emphasizing unprofitable lines. At the beginning of each year, we establish target loss ratios for each line of business, which we monitor throughout the year on a monthly basis. If any line of business fails to meet its target loss ratio, a cross-functional team comprised of personnel from line underwriting, corporate underwriting, actuarial, claims and loss control departments meet to develop corrective action plans that may involve revising underwriting guidelines, non-renewing unprofitable segments or entire lines of business and/or implementing rate increases. During the period of time that a corrective action plan is being implemented with respect to any product line that fails to meet its target loss ratio, premium for that product line is reduced or maintained depending upon its effect on our total loss ratio. To offset the reduction or lack of growth in premium volume for the products that are undergoing corrective action, we seek to expand our premium writings in existing profitable lines of business or add new lines of business with better underwriting profit potential.
We generally use actuarial loss costs promulgated by the Insurance Services Office, a company providing statistical, actuarial and underwriting claims information and related services to insurers, as a benchmark in the development of pricing for our products. We further tailor pricing to each specific product we underwrite (other than workers’ compensation), taking into account our historical loss experience and individual risk and coverage characteristics. For workers’ compensation policies, we use individual state administered rates, loss costs or rates promulgated by the National Council on Compensation Insurance, Inc. in developing our pricing, subject to individual requirements.
Brokerage business
With respect to the business written through our Brokerage Insurance segment, we establish underwriting guidelines for all the products that we underwrite to ensure a uniform approach to risk selection, pricing and risk evaluation among our underwriters and to achieve underwriting profitability. Our underwriting process involves securing an adequate level of underwriting information from our producers, inspections and surveys to identify and evaluate risk exposures and subsequently pricing the risks we choose to accept. For certain approved classes of commercial risks and most personal lines policies, we allow our producers to initially bind these risks utilizing rating criteria that we provide to them. Also, our web-based platforms, webPlus (“webPlus” ® ) and Preserver Online, provide our producers with the capability to submit and receive quotes over the internet and contain our risk selection and pricing logic, thereby enabling us to streamline our initial submission and screening process. If the individual risk does not meet the initial submission and screening parameters contained within webPlus or Preserver Online, the risk is automatically referred to our assigned underwriter for specific offline review. See “Business—Technology.”
Once a risk is bound by our underwriter or producer, our internal or outside loss control representatives conduct physical inspections of the insured premises to validate the information provided by our producers and provide a loss control report to our underwriters to make a final evaluation of the risk. With the exception of a few typically low risk classes of business such as offices, all of the new risks that are bound are physically inspected or subject to a telephone survey, generally within 60 days from the effective date of the policy, and generally reviewed by underwriting within that 60 day period. If the inspection reveals that the risk insured under the policy does not meet our established underwriting guidelines, the policy is typically cancelled within the first 60 days from its effective date. If the inspection reveals that the risk meets our established underwriting guidelines but the policy was bound with incorrect rating information, the policy is amended through an endorsement based upon the correct information. We supplement the inspection by using online data sources to further evaluate the building value, claim experience, financial history and catastrophe exposures of the insured. In addition, we specifically tailor coverage to match the insured’s exposure and premium requirements. We complete internal file reviews and audits on a monthly, quarterly and annual basis to confirm that underwriting standards and pricing programs are being consistently followed. Our property risks are generally comprised of residential buildings, retail stores and restaurants covered under policies with low building and content limits. We carefully underwrite potential catastrophe exposures to terrorism losses. Our underwriting guidelines are designed to avoid properties designated as, or in close proximity to, high profile or target risks, individual buildings over 25 stories and any site within 500 feet of major transportation centers, bridges, tunnels and other governmental or institutional buildings. In addition, we monitor the concentration of employees insured under our workers’ compensation policies and avoid writing risks with more than 100 employees in any one building. Please see “Risk Factors-Risks Related to Our Business.” We may face substantial exposure to losses from terrorism and we are currently required by law to offer coverage against such losses.
We underwrite our products through our underwriting business units that are each headed by an underwriting manager, having on average 26 years of experience in the property and casualty industry. These underwriting offices are supported by professionals in the corporate underwriting, actuarial, operations, business development and loss control departments. The corporate underwriting department is responsible for managing and analyzing the profitability of our entire book of business, supporting line underwriting with technical assistance, developing underwriting guidelines, granting underwriting authority, training, developing new products and monitoring underwriting quality control through audits. The actuarial department is responsible for monitoring rate adequacy for all of our products and analyzing loss data on a monthly basis. The underwriting operations department is responsible for developing workflows, conducting operational audits and providing technical assistance to the underwriting teams. The loss control department conducts loss control inspections on nearly all new commercial and personal lines business written, utilizing in-house loss control representatives and outside vendors. The business development department works with the underwriting teams to manage relationships with our producers.

Specialty business
The underwriting process utilized for the specialty business is based on our understanding of best industry practices and, as such, we consider the appropriateness of insuring the client by evaluating the quality of its management, its risk management strategy and its track record. In addition, we require each program that we underwrite in the specialty business segment to include significant information regarding the nature of the perils to be included and detailed aggregate information pertaining to the location(s) of the risks covered. We obtain available information on the client’s loss history for the perils being insured or reinsured, together with relevant underwriting considerations. In conjunction with testing each proposed program against our underwriting criteria, our underwriters evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital and corporate risk objectives. Our underwriting process integrates the actuarial and underwriting disciplines. We utilize our in-house actuarial staff as well as rely on outside consultants as necessary. The actuarial and underwriting estimates that we develop in our underwriting and pricing analyses are explicitly tracked by program on a continuous basis through our underwriting audit and actuarial reserving processes. We require significant amounts of data from our clients and accept business for which the data provided to us is sufficient for us to make an appropriate analysis. We may supplement the data provided to us by our clients with information from the Insurance Services Offices, Inc., the National Council on Compensation Insurance, Inc., other advisory rate-making associations and other organizations that provide projected loss cost data to their members.
Claims Management
We manage the claims function through our regional claims offices throughout the United States. We also utilize third party administrators who specialize in handling certain types of claims, generally for our specialty business. In some situations in our specialty business, the program underwriting agent is also appointed by us as the third party administrator for claims for a particular program.
Our claims adjustors are assigned to cases based upon their expertise for various types of claims, and we monitor the results of the adjusters handling the claims using peer reviews, claim file audits and results monitoring. We monitor claims adjusting performed by third-party administrators similarly to how we monitor claims adjusting conducted by our own personnel. We maintain databases of the claims experience of each of our products, territories, and programs results, and our claims managers work with our underwriters and actuaries to assess results and trends.
We also obtain claims adjustment and legal defense or claims audit services for various types of claims for which additional expertise is needed. We maintain working relationships with claims defense firms in key locations throughout the U.S.
We establish case loss reserves for each claim based upon all of the facts available at the time to record our best estimate of the ultimate potential loss of each claim. We also establish reserves on a case-by-case basis for the estimated legal defense costs of third-party claims, sometimes referred to as allocated loss adjustment expense reserves. In addition, we establish reserves to record, on an overall basis, the costs of adjusting claims that have occurred but have not yet been settled, sometimes referred to as unallocated loss adjustment expense reserves.
Competition
The insurance industry is highly competitive. Each year we attempt to assess and project the market conditions when we develop prices for our products, but we cannot fully know our profitability until all claims have been reported and settled.
We compete with many insurance companies in each segment in which we write business, and we compete within our producers’ offices to write the types of business that we desire. Some of our competitors have more, and in some cases substantially more, capital and greater marketing and management resources than we have, and some of our competitors have greater name and brand recognition than we have, especially in areas outside of the Northeast where we have more experience.
Competition in the types of business that we underwrite and intend to underwrite is based on many factors, including:
•	reputation;
•	multiple solution capability;
•	strength of client relationships;
•	perceived financial strength and financial ratings assigned by independent rating agencies;
•	management’s experience in the product, territory, or program;
•	premiums charged and other terms and conditions offered;

•	services provided, products offered and scope of business, both by size and geographic location; and
•	reputation for claims handling.
Increased competition could result in fewer applications for coverage, lower premium rates and less favorable policy terms, which could adversely affect us. We are unable to predict the extent to which new, proposed or potential initiatives may affect the demand for our products or the risks that may be available for us to consider underwriting.
In our commercial and personal lines admitted business segments, we compete with major U.S. insurers and certain underwriting syndicates, including large national companies such as Travelers Companies, Inc., Allstate Insurance Company and State Farm Insurance; regional insurers such as Selective Insurance Company, Harleysville Insurance Company, Hanover Insurance and Peerless Insurance Company and smaller, more local competitors such as Greater New York Mutual, Magna Carta Companies and Utica First Insurance Company. Our non-admitted binding authority and brokerage business with general agents competes with Scottsdale Insurance Company, Admiral Insurance Company, Mt. Hawley Insurance Company, Navigators Group, Inc., Essex Insurance Company, Colony Insurance Company, Century Insurance Group, Nautilus Insurance Group, RLI Corp., United States Liability Insurance Group and Burlington Insurance Group, Inc. In our program business, we compete against companies that write program business such as QBE Insurance Group Limited, Delos Insurance Group, Am Trust Financial Services, Inc., RLI Corp., Chartis Inc., W.R. Berkley Corporation, Markel Corporation, Great American Insurance Group and Philadelphia Insurance Companies.
Loss and Loss Adjustment Expense Reserves
We are required to establish reserves for incurred losses that are unpaid, including reserves for claims and loss adjustment expenses, which represent the expenses of settling and adjusting those claims. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for insured and/or reinsured claims that have occurred at or before the balance sheet date, whether already known to us or not yet reported. Our policy is to establish these losses and loss reserves prudently after considering all information known to us as of the date they are recorded.
Loss reserves fall into two categories: case reserves for reported losses and loss expenses associated with a specific reported insured claim, and reserves for incurred but not reported (“IBNR”) losses and loss adjustment expenses. We establish these two categories of loss reserves as follows:
•	Reserves for reported losses - When a claim is received from an insured, broker or ceding company, or claimant we establish a case reserve for the estimated amount of its ultimate settlement and its estimated loss expenses. We establish case reserves based upon the known facts about each claim at the time the claim is reported and may subsequently increase or reduce the case reserves as our claims department deems necessary based upon the development of additional facts about the claim.
•	IBNR reserves - We also estimate and establish reserves for loss and loss adjustment expense (“LAE”) amounts incurred but not yet reported, including expected development of reported claims. IBNR reserves are calculated as ultimate losses and LAE less reported losses and LAE. Ultimate losses are projected by using generally accepted actuarial techniques.
Loss reserves represent our best estimate, at a given point in time, of the ultimate settlement and administration cost of claims incurred. For workers’ compensation, our reserves are discounted for claims that are settled or expected to be settled as long-term annuity payments, and as of December 31, 2009 the total amount of this discount was $4.5 million. To estimate loss reserves, we utilize information from our pricing analyses, actuarial analysis of claims experience by product and segment, and relevant insurance industry information such as loss settlement patterns for the type of business being reserved.
Since the process of estimating loss reserves requires significant judgment about a number of variables, such as fluctuations in inflation, judicial trends, legislative changes and changes in claims handling procedures, our ultimate liability may exceed or be less than these estimates. We revise reserves for losses and loss expenses as additional information becomes available and reflect adjustments, if any, in earnings in the periods in which they are determined.
We engage independent external actuarial specialists, from time to time, to review specific pricing and reserving methods and results. We also engage an independent external actuarial specialist to opine on the statutory reserves that are recorded at our Insurance Subsidiaries.
Reconciliation of Loss and Loss Adjustment Expenses
The table below shows the reconciliation of loss and LAE on a gross and net basis for each of the last three calendar years, reflecting changes in losses incurred and paid losses:

	Year Ended December 31,
($ in millions)	2009	2008	2007

Balance at January 1	$ 535.0	$ 501.2	$ 302.5
Less reinsurance recoverables on unpaid losses	(222.2)	(189.5)	(110.0)

	312.8	311.7	192.5
Net reserves, at fair value, of acquired companies	549.9	-	85.1
Incurred related to:
Current year	477.8	171.6	159.5
Prior years	(2.3)	(8.9)	(1.6)

Total incurred	475.5	162.7	157.9
Paid related to:
Current year	154.2	59.2	55.3
Prior years	251.7	102.4	68.5

Total paid	405.9	161.6	123.8

Net balance at end of year	932.3	312.8	311.7
Add reinsurance recoverables on unpaid losses	199.7	222.2	189.5

Balance at December 31	$ 1,132.0	$ 535.0	$ 501.2

Our claims reserving practices are designed to set reserves that in the aggregate are adequate to pay all claims at their ultimate settlement value. We discount a portion of our workers’ compensation reserves and our consolidated loss and LAE reserves are net of a $4.5 million discount at December 31, 2009. With respect to companies that are acquired, we also determine a Reserves Risk Premium that reflects the present value of cash flows and required statutory capital as the loss reserves are run off. The Reserves Risk Premium is amortized based upon the projected paid losses underlying the acquired company’s reserves.
Loss Reserve Development
Shown below is the loss reserve development for business written each year from 1999 through 2009. The table portrays the changes in our loss and LAE reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year.
The first line of the table shows, for the years indicated, our net reserve liability including the reserve for incurred but not reported losses as originally estimated. For example, as of December 31, 2000 we estimated that $7.9 million would be a sufficient reserve to settle all claims not already settled that had occurred prior to December 31, 2000 whether reported or unreported to us. The next section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. For example, with respect to the net losses and loss expense reserve of $7.9 million as of December 31, 2000, by December 31, 2009 (nine years later) $8.9 million had actually been paid in settlement of the claims.
The next section of the table sets forth the re-estimations in later years of incurred losses, including payments, for the years indicated. For example, as reflected in that section of the table, the original reserve of $7.9 million was re-estimated to be $10.4 million at December 31, 2009. The increase from the original estimate is caused by a combination of factors, including: (1) claims being settled for amounts different than originally estimated, (2) reserves being increased or decreased for claims remaining open as more information becomes known about those individual claims and (3) more or fewer claims being reported after December 31, 2000 than anticipated.
The “cumulative redundancy/ (deficiency)” represents, as of December 31, 2009, the difference between the latest re-estimated liability and the reserves as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For example, as of December 31, 2009 and based upon updated information, we re-estimated that the reserves which were established as of December 31, 2008 were $0.3 million redundant ($312.5 million net re-estimated liability less $312.8 million original net liability).
The bottom part of the table shows the impact of reinsurance reconciling the net reserves shown in the upper portion of the table to gross reserves.

	Year ended December 31,
($ in millions)	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

Original Net Liability	6.8	7.9	8.6	15.5	24.4	36.9	101.7	192.5	311.7	312.8	932.3
Cumulative payments as of:
One year later	2.6	3.4	2.9	4.1	7.5	10.9	13.7	49.5	102.4	111.4
Two years later	4.8	5.4	4.9	6.7	11.9	4.5	36.7	90.9	163.8
Three years later	6.2	7.0	6.4	9.1	2.9	16.8	60.6	120.0
Four years later	6.9	7.9	7.2	4.5	11.7	30.2	73.9
Five years later	7.2	8.3	6.7	8.9	17.8	34.9
Six years later	7.5	8.7	7.8	11.7	20.8
Seven years later	7.7	9.0	8.3	13.4
Eight years later	7.9	9.1	8.6
Nine years later	8.0	8.9
Ten years later	7.8

Net liability re-estimated as of:
One year later	7.5	9.7	11.5	15.6	24.2	36.6	101.0	191.1	303.9	312.5
Two years later	8.7	11.7	11.3	14.7	24.8	40.7	101.5	178.3	288.1
Three years later	9.5	11.5	10.5	16.5	29.0	48.3	99.5	171.4
Four years later	9.2	10.8	11.9	19.6	36.2	45.3	96.6
Five years later	9.0	11.9	13.3	25.1	33.6	40.2
Six years later	10.0	12.7	15.7	23.0	27.9
Seven years later	10.6	12.7	13.8	17.0
Eight years later	10.6	11.7	10.8
Nine years later	9.6	10.4
Ten years later	8.7
Cumulative Net redundancy/
(deficiency)	(1.8)	(2.5)	(2.2)	(1.5)	(3.5)	(3.2)	5.1	21.1	23.6	0.3
Reinsurance Commutations	-	-	1.2	3.2	7.2	9.2	9.2	-	-	-
Cumulative net redundancy/
(deficiency) excluding
Reinsurance Commutations	(1.8)	(2.5)	(0.9)	1.7	3.6	5.9	14.3	21.1	23.6	0.3

Net reserves	6.8	7.9	8.6	15.5	24.4	36.9	101.7	192.5	311.7	312.8	932.3
Ceded reserves	17.4	20.6	29.0	50.2	75.1	91.8	97.0	110.0	189.5	222.2	199.7

Gross reserves	24.2	28.5	37.6	65.7	99.5	128.7	198.7	302.5	501.2	535.0	1,132.0

Net re-estimated	8.7	10.4	10.8	17.0	27.9	40.2	96.6	171.4	288.1	312.5
Ceded re-estimated	25.0	28.1	34.8	48.8	70.8	86.6	86.5	93.6	163.8	212.3

Gross re-estimated	33.7	38.5	45.6	65.8	98.7	126.8	183.1	265.0	451.9	524.8

Cumulative gross redundancy/
(deficiency)	(9.5)	(10.0)	(8.0)	(0.1)	0.8	1.9	15.6	37.5	49.3	10.2

(1)	The cumulative payments and the net liabilities are affected by commutations. We commuted several reinsurance treaties in 2001 that had the effect of lowering the cumulative payments by $0.6 million in 2001, $6.8 million in 2002, and $10.1 million in 2003, 2004, 2005 and 2006.

(2)	The net redundancies reflected in the above table for 2009 and 2008 resulted primarily from the following: Reserve reductions in 2009 from commercial multi-peril liability and other liability. Reserve reductions in 2008 from commercial multi-peril liability, workers’ compensation, other liability and property lines of business in accident year 2006.
(3)	The net deficiencies reflected in the above table for years 2004 and prior resulted primarily from the reinsurance commutation impact of $1.2 million, $3.2 million, $7.2 million, and $9.2 million for 2001, 2002, 2003, and 2004, respectively.
(4)	“Net re-estimated” for the year ended December 31, 2008 excludes favorable development of $2.0 pertaining to CastlePoint and Hermitage. Total favorable development recorded in 2009 on 2008 and prior accident years totaled $2.3 million, which includes CastlePoint and Hermitage reserve development recognized after the acquisitions.

Analysis of Reserves
The following table shows our estimated net outstanding case loss reserves and IBNR by line of business as of December 31, 2009:

	Case Loss
($ in millions)	Reserves	IBNR	Total

Commercial Multiple Peril	$ 189.3	$ 103.8	$ 293.1
Other Liability	110.0	127.3	237.3
Workers’ Compensation	118.5	85.3	203.8
Commercial Automobile	63.5	48.3	111.8
Homeowners	38.9	17.7	56.6
Fire and Allied Lines	6.6	2.3	8.9
Personal Automobile	13.4	7.4	20.8

All Lines	$ 540.2	$ 392.1	$ 932.3

In 2009 we recognized favorable development in our net losses from prior accident years of $2.3 million including $2.0 million pertaining to CastlePoint and Hermitage recognized after the acquisitions.
We carefully monitor our gross, ceded and net loss reserves by segment and line of business to ensure that they are adequate, since a deficiency in reserves may result in or indicate inadequate pricing on our products and may impact our financial condition.
Loss development methods, the Bornhuetter-Ferguson (“B-F”) method, and loss ratio projections are the predominant methodologies that our actuaries utilize to project losses and corresponding reserves. Based upon these methods our actuaries determine a best estimate of the loss reserves. All of these methods are standard actuarial approaches. Loss development factors are derived from our data, as well as in some cases from claims experience obtained from other carriers or based upon industry experience, and the loss development factors are utilized in each of the actuarial methods. The loss ratio projection method applies loss development factors to older accident years and projects the loss ratio to the most recent periods based upon trend factors for inflation and pricing changes. Generally, the loss ratio projection method is given the most weight for the recent accident year when there is high volatility in the development patterns, since this method gives little or no weight to immature claims experience that may be unrepresentative of ultimate loss activity. The B-F method combines the loss ratio method and the loss development method to determine loss reserves by adding an expected development (loss ratio times premium times percent unreported) to the reported reserves, and is generally given more weight as each accident year matures. The loss development methods utilize reported paid and incurred claims experience and loss development factors, and these methods are given increasing weight as each accident year matures.
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
The table below shows the range of the reserves estimates by line of business. The low end of the range of our sensitivity analysis was derived by giving more weight to the lowest estimate among the alternative methods for each line of business and accident year. Similarly, the high end of the range of our sensitivity analysis was derived by giving more weight to the highest estimate among the alternative methods for each line of business and accident year. We believe that changing the weighting for the four methods by line of business and accident year reflects reasonably likely outcomes, although even further variation could result based upon changes in various inputs within each method, such as variation in loss development patterns or variation in expected loss ratios. We believe the results of the sensitivity analysis, which are summarized in the table below, constitute a reasonable range of expected outcomes of our reserves for net loss and LAE:

	Range of Reserve Estimates
($ in millions)	High	Low	Carried

Commercial Multiple Peril	$ 310.8	$ 269.7	$ 293.1
Other Liability	260.6	210.8	237.3
Workers’ Compensation	217.0	188.3	203.8

Commercial Auto	119.2	98.1	111.8
Homeowners.	59.4	53.7	56.6
Fire and Allied Lines	9.3	8.4	8.9
Personal Auto	22.2	18.7	20.8

All Lines	$ 998.5	$ 847.7	$ 932.3

The resulting range derived from our sensitivity analysis would have increased net reserves by $66.1 million, or 7.1%, and or decreased net reserves by $84.6 million, or 9.7%.
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
Due to the close monitoring and analysis of reserves, we believe our loss reserves are adequate. This is reflected by the favorable loss development that we have experienced in each of the past several years. However, there are no assurances that future loss development and trends will be consistent with our past loss development history, and so adverse loss reserve development remains a risk factor to our business. See “Risk Factors—Risks Related to Our Business—If our actual loss and LAE exceed our loss reserves, our financial condition and results of operations could be significantly adversely affected.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Loss and Loss Adjustment Expense Reserves.”
Investments
Our investment guidelines specify minimum criteria for overall credit quality, liquidity and risk-return characteristics of our investment portfolio and include limitations on the size of particular holdings, as well as restrictions on investments in different asset classes. We utilize several independent investment advisors to effect investment transactions, render investment accounting services and provide investment advice. We also have retained and may retain other investment advisors to manage or advise us regarding portions of our overall investment portfolio.
The Company’s investment strategy supports the Company’s overall business strategy. The investment strategy seeks to achieve the appropriate balance among providing stability of principal to meet future policyholder obligations, providing income to enhance profitability, maintaining liquidity to sustain operations and growing the stockholders’ equity over time.
The Company’s investment strategy will manage investment risk based on the organization’s ability to accept such risk. The investment strategy will:
•	Maintain adequate liquidity and capital to meet the organization’s responsibility to policyholders,

•	Provide a consistent level of income to support the Company’s profitability and operating goals,

•	Seek to grow the value of assets over time, thereby increasing the Company’s capital strength, and

•	Manage the investment risk based on the Company’s ability to accept such risk.
We monitor the quality of investments, duration, sector mix, and actual and expected investment returns. Investment decision-making is guided by general economic conditions as well as management’s forecast of our cash flows, including the nature and timing of our expected liability payouts and the possibility that we may have unexpected cash demands, for example, to satisfy claims due to catastrophic losses. We expect our investment portfolio will continue to consist mainly of highly rated and liquid fixed-income securities; however, we may invest a portion of our funds in other asset types including common equity investments and non-investment grade bonds.
Our investment guidelines require compliance with applicable government regulations and laws. Without the approval of our board of directors, we cannot purchase, and we have not purchased, financial futures, options or other derivatives. We expect the majority of our investment holdings to continue to be denominated in U.S. dollars. We report overall investment results to the board of directors on a quarterly basis.

Ratings
Ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers. A.M. Best is one of the most important rating agencies for insurance and reinsurance companies. A.M. Best maintains a letter scale rating system ranging from A++ (Superior) to F (In liquidation). In evaluating a company’s financial strength, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence.
The objective of A.M. Best’s ratings system is to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect the ability to pay policyholder claims and are not a recommendation to buy, sell or hold the shares of a particular company. These ratings are subject to periodic review by, and may be revised or revoked at the sole discretion of A.M. Best.
With the exception of CPNIC, which is currently rated B+ (Good), A.M. Best has assigned each of our insurance company subsidiaries a Financial Strength rating of A- (Excellent—assigned to companies that have, in their opinion, an excellent ability to meet their ongoing obligations to policyholders), which is the fourth highest of fifteen rating levels
Our Insurance Subsidiaries are also rated by Demotech, Inc. (“Demotech”), and have received a Financial Stability Rating of A’ (A Prime), which is the second highest of Demotech’s six ratings. Demotech’s rating process is designed to provide an objective baseline for assessing solvency which in turn provides insight into changes in financial stability. Demotech’s Financial Stability Ratings are based upon a series of quantitative ratios and quantitative considerations which together comprise a Financial Stability Analysis Model.
Regulatory Matters
Our Insurance Subsidiaries are subject to extensive governmental regulation and supervision in the U.S., and our reinsurance subsidiary, CastlePoint Reinsurance, is subject to governmental regulation in Bermuda. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations, generally administered by a department of insurance in each jurisdiction relate to, among other things:
•	approval of policy forms and premium rates for our primary insurance operations;
•	standards of solvency, including risk-based capital measurements;
•	licensing of insurers and their agents;
•	restrictions on the nature, quality and concentration of investments;
•	restrictions on the ability to pay dividends to us;
•	restrictions on transactions between insurance company subsidiaries and their affiliates;
•	restrictions on the size of risks insurable under a single policy;
•	requiring deposits for the benefit of policyholders;
•	requiring certain methods of accounting;
•	periodic examinations of our operations and finances;
•	establishment of trust funds for the protection of policyholders;
•	prescribing the form and content of records of financial condition required to be filed; and
•	requiring reserves for unearned premium, losses and other purposes.
Our Insurance Subsidiaries also are subject to state laws and regulations that require diversification of investment portfolios and that limit types of permitted investments and the amount of investments in certain investment categories. Failure to comply with these laws and regulations may cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory capital and surplus and, in some instances, would require divestiture.
Insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters.

In addition, regulatory authorities have relatively broad discretion to deny or revoke insurance licenses for various reasons, including the violation of regulations. We base some of our practices on our interpretations of regulations or practices that we believe are generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect us. Further, changes in the level of regulation of the insurance or reinsurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect us.
Regulation
U.S. Insurance Holding Company Regulation of Tower
Tower, as the parent of the Insurance Subsidiaries, is subject to the insurance holding company laws of New York, Florida, Illinois, Maine, Massachusetts, New Hampshire and New Jersey, the domestic jurisdictions of the Insurance Subsidiaries. In addition, for certain limited purposes, some Insurance Subsidiaries may have to comply with the laws of jurisdictions of commercial domicile, as defined by state law, including California. These laws generally require the Insurance Subsidiaries to register with their respective domiciliary state Insurance Department (“Insurance Department”) and to furnish annually financial and other information about the operations of companies within the holding company system. Generally under these laws, all material transactions among companies in the holding company system to which an Insurance Subsidiary is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and reasonable and, if material or of a specified category, require prior notice and approval or non-disapproval by the Insurance Department.
Changes of Control
Before a person can acquire control of an Insurance Subsidiary, prior written approval must be obtained from the Superintendent or the Commissioner of the Insurance Department (“Superintendent”) of the Insurance Subsidiary’s domestic jurisdiction or jurisdiction of commercial domicile. Prior to granting approval of an application to acquire control of an insurer, the Superintendent considers such factors as: the financial strength of the applicant, the integrity and management of the applicant’s Board of Directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Pursuant to insurance holding company laws, “control” means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Control is presumed to exist if any person directly or indirectly owns, controls or holds with the power to vote a certain threshold percentage of the voting securities of the company. In the domestic jurisdictions of all but one of the Insurance Subsidiaries, the threshold percentage of voting securities that triggers a presumption of control is 10% or more. In Florida, the threshold percentage that triggers a presumption of control is 5% of the voting securities. The Insurance Department, after notice and a hearing, may determine that a person or entity which directly or indirectly owns, controls or holds with the power to vote less than the threshold percentage of the voting securities of the company, “controls” the company. Because a person acquiring 10% or more of our common stock would indirectly control the same percentage of the stock of the Insurance Subsidiaries, the insurance company change of control laws of New York, California, Illinois, New Jersey, New Hampshire, Maine and Massachusetts would likely apply to such a transaction. The insurance company change of control laws of Florida would likely apply to an acquisition of 5% or more of our voting stock.
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
In 2009, TICNY, CPIC and CNIC ’s results were outside the usual values for one IRIS ratio and within the usual values for twelve IRIS ratios. The one IRIS ratio that was outside the usual value was adjusted liabilities to liquid assets. The ratio outside of the usual value was caused by intercompany pooling liabilities between Tower’s insurance company pool members. The ratio would have been within the usual balance if we excluded these intercompany payables from the calculation. TICNY and its insurance company subsidiaries were members of an intercompany pooling arrangement in 2009 and 2008. NEIC’s IRIS results were outside the usual values for two IRIS ratios and within the usual values for twelve IRIS ratios. The two ratios that were outside the usual values were adjusted liabilities to liquid assets and change in net premium written which were caused by the intercompany pooling arrangement. The Tower intercompany pool experienced significant premium growth as a result of the CastlePoint, SUA and Hermitage acquisitions in 2009. These ratios would have been within the usual balances on a combined pool basis. PIC, MVIC, and KIC’s IRIS results were outside the usual values for three IRIS ratios and within the usual values for ten IRIS ratios. The three IRIS ratios that were outside the usual values were changes in change in net premiums written, adjusted liabilities to liquid assets and estimated current reserve deficiency to policyholders’ surplus. The change in net premiums and the estimated current reserve deficiency to policyholders’ surplus was caused by growth in premium which resulted from the 2009 insurance company acquisitions, while the adjusted liabilities to liquid assets was due to the aforementioned reasons. KIC also reinsured all of its inforce premium and new and renewal business to PIC effective July 1, 2009 which caused significant changes in both KIC and PIC. These ratios would have been within the usual balances on a combined pool basis. HIC’s results were outside the usual values for three IRIS ratios and within the usual values for ten IRIS ratios. The three IRIS ratios that were outside the usual values were changes in change in net premiums written, adjusted liabilities to liquid assets and change in adjusted policyholders’ surplus The change in net premiums and the adjusted liabilities to liquid assets was due to the aforementioned reasons. The change in adjusted policyholders’ surplus resulted from unrealized gains on investments, profitable underwriting results assumed from the intercompany pool and an increase in admitted deferred tax assets. These ratios would have been within the usual balances on a combined pool basis. TNIC’s IRIS results were outside the usual values for four IRIS ratios and within the usual values for nine IRIS ratios. The four IRIS ratios that were outside the usual values were gross premiums written to policyholders’ surplus, change in net premiums written, investment yield and adjusted liabilities to liquid assets. The ratios outside of the usual values were caused by growth in TNIC’s direct premium written, as well as the growth in its net premium written which resulted from changes made to the intercompany pooling arrangement which was amended in 2009 as Tower acquired new insurance companies. The IRIS ratio was also outside the usual value for the adjusted liabilities to liquid assets, which also was caused by intercompany pooling liabilities which were owed by TNIC to the pool manager, TICNY. The ratio would have been within the usual balance if we excluded these intercompany payables from the ratio. CPFL’s IRIS results were outside the usual values for six IRIS ratios and within the usual values for seven IRIS ratios. The six IRIS ratios that were outside the usual values were change in net premiums written, two-year operating ratio, investment yield, gross change in policyholders’ surplus, change in adjusted policyholders’ surplus and gross agents’ balances to policyholders’ surplus. The ratios outside of the usual values primarily resulted from CPFL commencing its operations in 2009 which caused significant growth in 2009.
State Dividend Limitations
Tower’s ability to receive dividends from its Insurance Subsidiaries is restricted by the state laws and insurance regulations of the Insurance Subsidiaries’ domiciliary states. TICNY’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of New York. Under New York law, TICNY may pay dividends out of statutory earned surplus. In addition, the New York Insurance Department must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding 12 months, exceeds the lesser of (1) 10% of TICNY’s policyholder’s surplus as shown on its latest statutory financial statement filed with the New York Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months. TICNY declared approximately $2.0 million, $5.2 million and $8.5 million in dividends to Tower in 2009, 2008 and 2007, respectively. As of December 31, 2009, the maximum distribution that our Insurance Subsidiaries could pay without prior regulatory approval was approximately $52.8 million. The other Insurance Subsidiaries are subject to similar restrictions, usually related to policyholders’ surplus, unassigned funds or net income, and notice requirements of their domiciliary state.
Risk-Based Capital Regulations
The Insurance Departments require domestic property and casualty insurers to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow the Insurance Departments to identify potential weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). At December 31, 2009, risk-based capital levels of our Insurance Subsidiaries exceeded the minimum level that would trigger regulatory attention. In their 2009 statutory statements, our Insurance Subsidiaries complied with the NAIC’s risk-based capital reporting requirements.
Statutory Accounting Principles
Each U.S. insurance company is required to file quarterly and annual statements that conform to SAP. SAP is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.
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
Loss Reserve Specialist and Statements of Actuarial Opinion
Each U.S. insurance company is required to provide a Statement of Actuarial Opinion concerning the adequacy of its loss and loss expense reserves. Similarly, CastlePoint Reinsurance is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and LAE provisions.
Statements of Actuarial Opinion are prepared and signed by the designated actuary for each U.S. company, and by the loss reserve specialist in the case a Bermuda company such as CastlePoint Reinsurance. The designated actuary and loss reserve specialist normally is a qualified casualty actuary, and in the case of CastlePoint Reinsurance, must be approved by the Bermuda Monetary Authority.

An independent external actuarial firm provides Statements of Actuarial Opinions for all of our Insurance Subsidiaries. This firm utilizes Fellows of the Casualty Actuarial Society and Members of the American Academy of Actuaries to provide the service necessary for the Statements of Actuarial Opinion.
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
In none of the past five years has the assessment in any year levied against our Insurance Subsidiaries been material. Property and casualty insurance company insolvencies or failures may result in additional security fund assessments to our Insurance Subsidiaries at some future date. At this time we are unable to determine the impact, if any such assessments may have on the consolidated financial position or results of operations. We have established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings and assessments by the various workers’ compensation funds. See “Note 17 —Commitments and Contingencies” in the notes to our audited consolidated financial statements included elsewhere in this report.
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
TRM, CPM and CPRMFL
The activities of TRM, CPM and CPRMFL are subject to licensing requirements and regulation under the laws of New York, New Jersey and the other states where they operate. The businesses of TRM, CPM and CPRMFL business depend on the validity of, and continued good standing under, the licenses and approvals pursuant to which they operate, as well as compliance with pertinent regulations. TRM, CPM and CPRMFL therefore devote significant effort toward maintaining their licenses to ensure compliance with a diverse and complex regulatory structure.
Reinsurance
We purchase reinsurance to reduce our net liability on individual risks, to protect against possible catastrophes, to achieve a target ratio of net premiums written to policyholders’ surplus and to expand our underwriting capacity. Reinsurance coverage can be purchased on a facultative basis when individual risks are reinsured, or on a treaty basis when a class or type of business is reinsured. We purchase facultative reinsurance to provide limits in excess of the limits provided by our treaty reinsurance. Treaty reinsurance falls into three categories: quota share (also called pro rata), excess of loss and catastrophe treaty reinsurance. Under our quota share reinsurance contracts, we cede a predetermined percentage of each risk for a class of business to the reinsurer and recover the same percentage of losses and LAE on the business ceded. We pay the reinsurer the same percentage of the original premium, less a ceding commission. The ceding commission rate is based upon the ceded loss ratio on the ceded quota share premiums earned and in certain contracts is adjusted for loss experience under those contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Ceding commissions earned.” Under our excess of loss treaty reinsurance, we cede all or a portion of the liability in excess of a predetermined deductible or retention. We also purchase catastrophe reinsurance on an excess of loss basis to protect ourselves from an accumulation of net loss exposures from a catastrophic event or series of events such as terrorist acts, riots, windstorms, hailstorms, tornadoes, hurricanes, earthquakes, blizzards and freezing temperatures. We do not receive any commission for ceding business under excess of loss or catastrophe reinsurance agreements.
The type, cost and limits of reinsurance we purchase can vary from year to year based upon our desired retention levels and the availability of quality reinsurance at acceptable prices, terms and conditions. Our excess of loss reinsurance program was renewed on January 1, 2010 and our catastrophe reinsurance program was renewed July 1, 2009.
In recent years, the reinsurance industry has undergone very dramatic changes. Soft market conditions created by years of inadequate pricing brought poor results, which were exacerbated by the events of September 11, 2001. As a result, market capacity was reduced significantly. Reinsurers exited lines of business, significantly raised rates and imposed much tighter terms and conditions, where coverage was offered, to limit or reduce their exposure to loss. The hurricanes that struck Florida and the Gulf coast in 2004 and 2005 contributed to this trend, particularly in regard to catastrophe reinsurance. These conditions abated somewhat during 2007 but continued in 2008 and 2009 as the Gulf coast was again impacted by hurricane activity in 2008.

In an effort to maintain quota share capacity for our business with favorable commission levels, we have accepted loss ratio caps in our reinsurance treaties. Loss ratio caps cut off the reinsurers’ liability for losses above a specified loss ratio. These provisions have been structured to provide reinsurers with some limit on the amount of potential loss being assumed, while maintaining the transfer of significant insurance risk with the possibility of a significant loss to the reinsurers. We believe our reinsurance arrangements qualify for reinsurance accounting in accordance with GAAP and SAP guidance. The loss ratio caps for our quota share treaties were 95.0% in 2005, 95.0% in 2004, 92.0% in 2003 and 97.5% in 2002. In 2008, we accepted a loss ratio cap from the Swiss Re America quota share agreement. This loss ratio was capped at 120% of earned premium and the agreement expired on December 31, 2008. In 2009, we accepted a loss ratio cap of 110% under a brokerage liability quota share agreement effective October 1, 2009.
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
To further minimize our exposure to reinsurance recoverables, the 2009 and 2010 brokerage quota share agreements were placed on a “funds withheld” basis under which ceded premiums written are deposited in segregated trust funds from which we receive payments for losses and ceding commission adjustments. Our reinsurance receivables from non-admitted reinsurers are collateralized either by Letter of Credit or New York Regulation 114 compliant trust accounts.
The following table summarizes our reinsurance exposures by reinsurer as of December 31, 2009:

					Funds Held,	Amounts in
				Prepaid	Ceded Payables	Trust Accounts	Net
		Recoverable on		and Return	and Deferred	or Secured by	Exposure
	A.M. Best	Paid		Reinsurance	Ceding	Letters of	to
($ in millions)	Rating	Losses	Reserves	Premium	Commission	Credit	Reinsurer

Reinsurer

One Beacon Insurance	A	$ -	$ 42.8	$ -	$ -	$ -	$ 42.8

Endurance Reinsurance Corp of America	A	-	10.1	2.7	2.2	-	10.6

Lloyds Syndicates	A	-	9.8	2.6	2.0	-	10.4

Axis Reinsurance Co.	A	-	8.9	2.6	1.3	-	10.2

Hannover Ruckversicherungs AG	A	0.3	8.2	4.1	2.6	-	10.0

Platinum Underwriters Reinsurance Inc.	A	0.2	7.3	3.6	2.3	-	8.8

Munich Reinsurance America Inc	A+	3.7	7.0	-	2.2	-	8.5

Westport Insurance Corp.	A	-	6.2	-	(0.7)	-	6.9

QBE Reinsurance Corporation	A	0.2	4.8	1.2	0.7	-	5.5

Others		10.4	94.6	78.0	84.6	73.2	25.2

Total		$14.8	$199.7	$94.8	$97.2	$73.2	$138.9

Terrorism Reinsurance
In 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001, terrorist attacks, the Terrorism Risk Insurance Act (“TRIA”) was enacted. TRIA is designed to ensure the availability of insurance coverage for foreign terrorist acts in the United States of America. This law established a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism.
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
Technology
We seek to continue our success in the area of technology as we grow by continuing to redesign business processes in order to gain operating efficiencies and effectiveness. We have benefited in recent years from our advanced technology strategy in the areas of the application, data, and infrastructure environments.
Over the last several years, we have implemented and advanced a number of technological improvements and redesigned business processes, including an online imaging system, a data warehouse that houses both claims and underwriting data to provide management and financial reporting, and a web-based platform, webPlus, for quoting and capturing policy submissions directly from our producers. An additional significant advancement was the deployment of the ImageRight electronic document repository, which allows the organization to be less dependent on paper previously needed for records of policies and claims, as well as less dependent on soft and hard copy format generally. We are well positioned so that other functions within the organization can gain ease of electronic availability. Other departments will begin their paperless conversion strategy, including the finance department. Furthermore, the WorkSiteMP and IManage systems will migrate to ImageRight in 2010.
During 2009, we expanded our use of the webPlus platform and POINT-IN Policy Administration system in connection with workers’ compensation policies to forty-seven states, which provides us with a highly competitive advantage for the Brokerage Insurance segment. We also extended our use of the Commercial Package Policy to eight states in the Southeast region, which has allowed us to retire the Insurity Policy Administration systems previously used by our subsidiary, KIC. These system deployments have also resulted in a major reduction in the use of the Phoenix system in connection with the commercial lines of business. Similarly, the use of the webPlus platform and POINT-IN Policy Administration system has replaced the agent and internal user population who previously generated policies manually for the lines of business in the northeast office locations acquired from the Hermitage acquisition. These deployments have enhanced our cost reduction and replacement system strategy.
In 2009, we began a significant business and technology initiative called ProgramIQ for specialty business as a result of the CastlePoint acquisition. The initiative is centered on data automation integration and collection of data into the internal organization data warehouse for managing general agents and third party administrators who have qualified technology platforms for policy and claims administration. We are completing this work with the partnership of AgencyPort, Inc., who co-develops the webPlus system with the internal technology development staff. This initiative will help us collect data in a more efficient manner for the purposes of underwriting, claims, actuarial, finance and external bureau reporting, and will create a more efficient financial closing process for the Company
In connection with the SUA acquisition in 2009, we acquired two important technological products: Policy+, which was co-developed by the SUA technology team and external resources from Duck Creek Technologies; and Claims+, a Guidewire based product. We use Claims+ as the claims system strategy for the entire user population of our organization. We use Policy+, coupled with the development team in Chicago, as an advantageous tool to expand the brokerage system capabilities in an expeditious fashion.
All mission critical systems run on fully redundant hardware in an off-site secure facility with fully redundant power, air conditioning, communications and 24-hour support. Systems and data are backed up to tape daily and are taken to an offsite facility by an outside vendor. We have acquired access to another data center in the Chicago area in connection with the SUA acquisition, which provides us with a state-of-the-art disaster recovery facility for all of our critical technology systems. As advancement in the area of disaster recovery for smaller remote office locations, we have implemented Agility Technologies, which allows for portable trailer office configurations to be set up as support for temporary office displacement via the use of commercial satellite communication.
Our technology plan envisions that we will continue to expand our use of webPlus/POINT-IN, Policy+, Claims+, and ProgramIQ for additional product processing, improved business functionality, and efficiency. We also intend to exploit technological improvements and economies of scale realized through premium growth to continue to lower our underwriting expense ratio while offering a strong value proposition to our producer base.

Employees
As of December 31, 2009, we had 987 full-time employees. None of these employees is covered by a collective bargaining agreement. We have employment agreements with a number of our senior executive officers. The remainder of our employees consists of at-will employees.
Available Information
We file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information pertaining to the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330.
The address for our internet website is www.twrgrp.com. We make available, free of charge, through our internet site, our annual report on Form 10-K, annual report to shareholders, quarterly reports on Form 10-Q and current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish it to, the SEC.
Glossary of Selected Insurance Terms

Accident year	The year in which an event occurs, regardless of when any policies covering it are written, when the event is reported, or when the associated claims are closed and paid.

Acquisition expense	The cost of acquiring both new and renewal insurance business, including commissions to agents or brokers and premium taxes.

Agent	One who negotiates insurance contracts on behalf of an insurer. The agent receives a commission for placement and other services rendered.

Broker	One who negotiates insurance or reinsurance contracts between parties. An insurance broker negotiates on behalf of an insured and a primary insurer. A reinsurance broker negotiates on behalf of a primary insurer or other reinsured and a reinsurer. The broker receives a commission for placement and other services rendered.

Case reserves	Loss reserves established by claims personnel with respect to individual reported claims.

Casualty insurance and/or reinsurance	Insurance and/or reinsurance that is concerned primarily with the losses caused by injuries to third persons (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting therefrom.

Catastrophe reinsurance	A form of excess of loss property reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event.

Cede; ceding company	When an insurance company reinsures its risk with another, it “cedes” business and is referred to as the “ceding company.”

Combined ratio	The sum of losses and LAE, acquisition expenses, operating expenses and policyholders’ dividends, all divided by net premiums earned.

Direct premiums written	The amounts charged by a primary insurer for the policies that it underwrites.

Excess and surplus lines	Excess insurance refers to coverage that attaches for an insured over the limits of a primary policy or a stipulated self-insured retention. Policies are bound or accepted by carriers not licensed in the jurisdiction where the risk is located, and generally are not subject to regulations governing premium rates or policy language. Surplus lines risks are those risks not fitting normal underwriting patterns, involving a degree of risk that is not commensurate with standard rates and/or policy forms, or that will not be written by standard carriers because of general market conditions.

Excess of loss reinsurance	The generic term describing reinsurance that indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified dollar amount, called a “layer” or “retention.” Also known as non-proportional reinsurance.

Funds held	The holding by a ceding company of funds usually representing the unearned premium reserve or the outstanding loss reserves applied to the business it cedes to a reinsurer.

Gross premiums written	Total premiums for direct insurance and reinsurance assumed during a given period.

Incurred but not reported (“IBNR”) reserves	Loss reserves for estimated losses that have been incurred but not yet reported to the insurer or reinsurer.

Incurred losses	The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for claims that have occurred but have not yet been reported to the insurer (“IBNR”).

Loss adjustment expenses (“LAE”)	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.

Loss and LAE ratio	Loss and LAE ratio is equal to losses and LAE incurred divided by earned premiums.

Loss reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments that the insurer or reinsurer believes it will ultimately be required to pay with respect to insurance or reinsurance it has written. Reserves are established for losses and for LAE and consist of case reserves and IBNR. Reserves are not, and cannot be, an exact measure of an insurers’ ultimate liability.

Managing general agent	A person or firm authorized by an insurer to transact insurance business who may have authority to bind the insurer, issue policies, appoint producers, adjust claims and provide administrative support for the types of insurance coverage pursuant to an agency agreement.

Net premiums earned	The portion of net premiums written that is earned during a period and recognized for accounting purposes as revenue.

Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers or retrocessionaires during such period.

Primary insurer	An insurance company that issues insurance policies to consumers or businesses on a first dollar basis, sometimes subject to a deductible.

Pro rata, or quota share, reinsurance	A form of reinsurance in which the reinsurer shares a proportional part of the ceded insurance liability, premiums and losses of the ceding company. Pro rata, or quota share, reinsurance also is known as proportional reinsurance or participating reinsurance.

Program underwriting agent	An insurance intermediary that underwrites program business by aggregating business from retail and wholesale agents and performs certain functions on behalf of insurance companies, including underwriting, premium collection, policy form design and other administrative functions to policyholders.

Property insurance and/or reinsurance	Insurance and/or reinsurance that indemnifies a person with an insurable interest in tangible property for his property loss, damage or loss of use.

Reinsurance	A transaction whereby the reinsurer, for consideration, agrees to indemnify the reinsured company against all or part of the loss the company may sustain under the policy or policies it has issued. The reinsured may be referred to as the original or primary insurer or the ceding company.

Renewal retention rate	The current period renewal premium, excluding pricing, exposure and policy form changes, as a percentage of the total premium available for renewal.

Retention, retention layer	The amount or portion of risk that an insurer or reinsurer retains for its own account. Losses in excess of the retention layer are reimbursed to the insurer or reinsurer by the reinsurer or retrocessionaire. In proportional treaties, the retention may be a percentage of the original policy’s limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.

Retrocession; retrocessionaire	A transaction whereby a reinsurer cedes to another reinsurer, known as a retrocessionaire, all or part of the reinsurance it has assumed. Retrocession does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured

Statutory accounting principles (“SAP”)	Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by state insurance regulatory authorities and the NAIC.

Statutory or policyholders’ surplus; statutory capital and surplus	The excess of admitted assets over total liabilities (including loss reserves), determined in accordance with SAP.

Third party administrator	A service group who provides various claims administration, risk management, loss prevention and related services, primarily to self-insured clients under a fee arrangement or to insurance carriers on an unbundled basis. No insurance risk is undertaken in the arrangement.

Treaty reinsurance	The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a “treaty”) between a primary insurer or other reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all agreed upon types or categories of risks originally written by the primary insurer or reinsured.

Underwriting	The insurer’s/reinsurer’s process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.

Unearned premium	The portion of a premium representing the unexpired portion of the exposure period as of a certain date.

Unearned premium reserve	Liabilities established by insurers and reinsurers to reflect unearned premiums which are usually refundable to policyholders if an insurance or reinsurance contract is canceled prior to expiration of the contract term.
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
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described under “Risk Factors” and the following:
•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	developments that may delay or limit our ability to enter new markets as quickly as we anticipate;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	the effects of acts of terrorism or war;

•	developments in the world’s financial and capital markets that adversely affect the performance of our investments;

•	changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	changes in acceptance of our products and services, including new products and services;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	changes in the percentage of our premiums written that we cede to reinsurers;

•	decreased demand for our insurance or reinsurance products;

•	loss of the services of any of our executive officers or other key personnel;

•	the effects of mergers, acquisitions and divestitures;

•	changes in rating agency policies or practices;

•	changes in legal theories of liability under our insurance policies;

•	changes in accounting policies or practices;

•	changes in general economic conditions, including inflation, interest rates and other factors;

•	unanticipated difficulties in combining Tower and SUA;

•	disruptions in Tower’s business arising from the integration of Tower with acquired businesses and the anticipation of potential and pending acquisitions or mergers; and

•	currently pending or future litigation or governmental proceedings.
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
Our results of operations and financial condition depend upon our ability to estimate the potential losses associated with the risks that we insure and reinsure. We estimate loss and loss adjustment expense reserves to cover our estimated liability for the payment of all losses and loss adjustment expenses incurred under the policies that we write. Loss reserves include case reserves, which are established for specific claims that have been reported to us, and reserves for claims that have been incurred but not reported (or “IBNR”). To the extent that loss and loss adjustment expenses exceed our estimates, we will be required to immediately recognize the less favorable experience and increase loss and loss adjustment expense reserves, with a corresponding reduction in our net income in the period in which the deficiency is identified. For example, over the past ten years we have experienced adverse development of reserves for losses and loss adjustment expenses incurred in prior years.
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
Our Insurance Subsidiaries currently write the bulk of their business in the Northeast United States. As a result, a single catastrophe occurrence, destructive weather pattern, terrorist attack, regulatory development or other condition or general economic trend affecting the region within which we conduct our business could adversely affect our financial condition or results of operations more significantly than that of other insurance companies that conduct business across a broader geographical area. During our history, we have not experienced any single event that materially affected our results of operations. The most significant catastrophic event was Hurricane Ike, which occurred during the third quarter of 2008 in the Gulf of Mexico area, in which we suffered $1,800,000 in net losses (entities acquired by us since this event have not suffered substantial losses).
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
As of December 31, 2009, we had a net balance due us from our reinsurers of $309.3 million, consisting of $199.7 million in reinsurance recoverables on unpaid losses, $14.8 million in reinsurance recoverables on paid losses and $94.8 million in prepaid reinsurance premiums. Since October 1, 2003, we have sought to manage our exposure to our reinsurers by placing our quota share reinsurance on a “funds withheld” basis and requiring any non-admitted reinsurers to collateralize their share of unearned premium and loss reserves. However, we have recoverables from our pre-October 1, 2003 reinsurance arrangements that are uncollateralized, in that they are not supported by letters of credit, trust accounts, “funds withheld” arrangements or similar mechanisms intended to protect us against a reinsurer’s inability or unwillingness to pay. Our net exposure to our reinsurers totaled $139.1 million as of December 31, 2009. As of December 31, 2009, our largest net exposure to any one reinsurer was approximately $42.8 million, related to OneBeacon Insurance which is rated A by A. M. Best Company. Because we remain primarily liable to our policyholders for the payment of their claims, in the event that one of our reinsurers under an uncollateralized treaty became insolvent or refused to reimburse us for losses paid, or delayed in reimbursing us for losses paid, our cash flow and financial results could be materially and adversely affected. As of December 31, 2009, our largest balance due from any one reinsurer was approximately $94.2 million, which was due from Swiss Reinsurance America Corp. which is rated A+ by A. M. Best Company.
A decline in the ratings assigned by A. M. Best or other rating agencies to our insurance subsidiaries could affect our standing among brokers, agents and insureds and cause our sales and earnings to decrease.
Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best Company maintains a letter scale rating system ranging from A++ (Superior) to F (In Liquidation). With the exception of CPNIC, A.M. Best has assigned each of our insurance company subsidiaries a Financial Strength rating of A- (Excellent) which is the fourth highest of fifteen rating levels. However, there is no assurance that any additional U.S. licensed insurance companies that we may acquire will receive such rating. These ratings are subject to, among other things, A.M. Best’s evaluation of our capitalization and performance on an ongoing basis including our management of terrorism and natural catastrophe risks, loss reserves and expenses, and there is no guarantee that our Insurance Subsidiaries will maintain their respective ratings.
Our ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best. A decline in a company’s ratings indicating reduced financial strength or other adverse financial developments can cause concern about the viability of the downgraded insurer among its agents, brokers and policyholders, resulting in a movement of business away from the downgraded carrier to other stronger or more highly rated carriers. Because many of our agents and brokers (whom we refer to as “producers”) and policyholders purchase our policies on the basis of our current ratings, the loss or reduction of any of our ratings will adversely impact our ability to retain or expand our policyholder base. The objective of the rating agencies’ rating systems is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. Our ratings reflect the rating agencies’ opinion of our financial strength and are not evaluations directed to investors in our common stock, nor are they recommendations to buy, sell or hold our common stock.
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
Our products are marketed by independent producers. In our Brokerage Insurance segment, these independent producers are comprised of retail agents and wholesale agents who aggregate business from retail agents. In our Specialty Business segment, these independent producers are comprised of managing general agencies who handle various underwriting and policy issuance tasks on our behalf and who generally accept submissions from various other independent producers.
Other insurance companies compete with us for the services and allegiance of these producers. These producers may choose to direct business to our competitors, or may direct less desirable risks to us. In our Brokerage Insurance segment, approximately 45% of the 2009 gross premiums written, including premiums produced by TRM on behalf of its issuing companies, were produced by our top 18 producers, representing 1.3% of our active agents and brokers. These producers each have annual written premiums of $5.0 million or more. As we build a broader territorial base, the number of producers with significant premium volumes with Tower in each of our segments is increasing.
Our largest producers in 2009 were Northeast Agencies and Morstan General Agency. In the year ended December 31, 2009, these producers accounted for 9% and 8%, respectively, of the total of our gross premiums written. No other producer was responsible for more than 3% of our gross premiums written.
With the closing of the CastlePoint transactions and the SUA transaction, we have also added program underwriting agents who may become significant producers. A significant decrease in business from, or the entire loss of, our largest producer or several of our other large producers would cause us to lose premium and require us to seek alternative producers or to increase submissions from existing producers. In the event we are unable to find replacement producers or increase business produced by our existing producers, our premium revenues would decrease and our business and results of operations would be materially and adversely affected.
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
The property and casualty insurance industry is highly competitive and has historically been characterized by periods of significant pricing competition alternating with periods of greater pricing discipline, during which competition focuses on other factors. Beginning in 2000, the market environment was increasingly favorable as rates increased significantly. During the latter part of 2004 and throughout 2005, increased competition in the marketplace became evident and, as a result, average annual rate increases became moderate. The catastrophe losses of 2004 and 2005 produced increased pricing and reduced capacity for insurance of catastrophe-exposed property. However, a softening of the non-catastrophe-exposed market in 2006 through 2009 has led to more aggressive pricing in specific segments of the commercial lines business, particularly in those lines of business and accounts with larger annual premiums. The Insurance Information Institute indicates that the industry-wide change in net premiums written in the Property & Casualty industry in 2007 decreased to a zero growth (0.0 percent) condition. A.M. Best Company reported that the industry-wide change in net premiums written in the property and casualty industry was -2.0% in 2008 compared to -0.7% in 2007 and is estimated to have declined -4.2% in 2009.
The new capacity that had entered the market had placed more pressure on production and profitability targets. A. M. Best had stated that industry policyholder surplus grew for five consecutive years; 2003-2007, but declined in 2008. However, policyholder surplus is estimated to have increased by 9.4% in 2009 to

$519.3 billion from 2008. This places the premium-to-surplus ratio at 0.8:$1.00 at year-end 2009.
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
In our commercial and personal lines admitted business segments, we compete with major U.S. insurers and certain underwriting syndicates, including large national companies such as Travelers Companies, Inc., Allstate Insurance Company and State Farm Insurance; regional insurers such as Selective Insurance Company, Harleysville Insurance Company, Hanover Insurance and Peerless Insurance Company and smaller, more local competitors such as Greater New York Mutual, Magna Carta Companies and Utica First Insurance Company. Our non-admitted binding authority and brokerage business with general agents competes with Scottsdale Insurance Company, Admiral Insurance Company, Mt. Hawley Insurance Company, Navigators Group, Inc., Essex Insurance Company, Colony Insurance Company, Century Insurance Group, Nautilus Insurance Group, RLI Corp., United States Liability Insurance Group and Burlington Insurance Group, Inc. In our program business, we compete against competitors that write program business such as QBE Insurance Group Limited, Delos Insurance Group, Am Trust Financial Services, Inc., RLI Corp., Chartis Inc., W.R. Berkley Corporation, Markel Corporation, Great American Insurance Group and Philadelphia Insurance Companies.
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
In addition to our recent acquisitions of Hermitage, CastlePoint, AequiCap and SUA, we plan to continue to expand our licensing or acquire other insurance companies with multi-state property and casualty licensing in order to expand our product and service offerings geographically. We also intend to continue to acquire books of business that fit our underwriting competencies from competitors, managing agents and other producers and to acquire other insurance companies. This expansion strategy may present special risks:
•	We have achieved our prior success by applying a disciplined approach to underwriting and pricing in select markets that are not well served by our competitors. We may not be able to successfully implement our underwriting, pricing and product strategies in companies or books of business we acquire or over a larger operating region;
•	We may not be successful in obtaining the required regulatory approvals to offer additional insurance products or expand into additional states; and
•	We may have difficulty in efficiently combining an acquired company or block of business with our present financial, operational and management information systems.
We cannot assure you that we will be successful in expanding our business or that any new business will be profitable. If we are unable to expand our business or to manage our expansion effectively, our results of operations and financial condition could be adversely affected.
     Our acquisitions could result in integration difficulties, unexpected expenses, diversion of management’s attention and other negative consequences.
As part of our growth strategy, we have made numerous acquisitions in recent years. Assuming we have access to adequate levels of debt and equity capital, we plan to continue to acquire complementary businesses as a key element of our growth strategy. We must integrate the technology, operations, systems and personnel of acquired businesses with our own and attempt to grow the acquired businesses as part of our company. The integration of other businesses is a complex process and places significant demands on our management, financial, technical and other resources. The successful integration of businesses we have acquired in the past and may acquire in the future is critical to our future success. If we are unsuccessful in integrating these businesses, our financial and operating performance could suffer. The risks and challenges associated with the acquisition and integration of acquired businesses include:
•	We may be unable to efficiently consolidate our financial, operational and administrative functions with those of the businesses we acquire;
•	Our management’s attention may be diverted from other business concerns;
•	We may be unable to retain and motivate key employees of an acquired company;
•	We may enter markets in which we have little or no prior direct experience;
•	Litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses;
•	The costs necessary to complete integration may exceed our expectations or outweigh some of the intended benefits of the transactions we complete;
•	We may be unable to maintain the customers or goodwill of an acquired business; and
•	The costs necessary to improve or replace the operating systems, products and services of acquired businesses may exceed our expectations.
We may be unable to integrate our acquisitions successfully with our operations on schedule or at all. We can provide no assurances that we will not incur large expenses in connection with business units we acquire. Further, we can provide no assurances that acquisitions will result in cost savings or sufficient revenues or earnings to justify our investment in, or our expenses related to, these acquisitions.
     In recent years we have successfully created shareholder value through acquisitions of insurance entities. We may not be able to continue to create shareholder value through such transactions in the future.
In the past several years, we have completed numerous acquisitions of insurance entities, many of which have contributed significantly to our growth in book value. Failure to identify and complete future acquisition opportunities could limit our ability to achieve our target returns. Even if we were to identify and complete future acquisition opportunities, there is no assurance that such acquisitions will ultimately achieve their anticipated benefits.
     Failure to complete, or complete on a timely basis, a pending merger or acquisition may negatively impact our business, financial condition, results of operation, prospects and stock price.
We regularly evaluate merger and acquisition opportunities, and as a result, future mergers or acquisitions may occur at any time. A pending merger or acquisition is typically subject to the satisfaction or waiver of a number of conditions, including the receipt of required regulatory approvals, satisfactory due diligence and other customary closing conditions. There can be no assurance that the conditions to the completion of a pending merger or acquisition will be satisfied or waived. If a pending merger or acquisition is delayed or not completed, we would not realize the anticipated benefits of having completed, or having completed on a timely basis, as the case may be, such merger or acquisition, which may adversely affect our business, financial condition, results of operation, prospects and stock price.
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
We invest the premium we receive from policyholders until it is needed to pay policyholder claims or other expenses. At December 31, 2009, our invested assets consisted of $1.8 billion in fixed maturity securities and $76.7 million in equity securities at fair value. Additionally, we held $201.4 million in cash and cash equivalents and short-term investments. In 2009, we earned $74.9 million of net investment income representing 7.6% of our total revenues and 44.7% of our pre-tax income. At December 31, 2009, we had unrealized gains of $53.2 million which could change significantly depending on changes in market conditions. Our funds are invested by outside professional investment advisory management firms under the direction of our management team in accordance with detailed investment guidelines set by us. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. (Interest rate risk is discussed below under the heading, “We may be adversely affected by interest rate changes.”) In particular, the volatility of our claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business. We recognized net realized capital gains for 2009 which amounted to $1.5 million yet included OTTI charges of $23.5 million. The OTTI charges were primarily the result of mortgage-backed securities and, to a lesser extent, corporate bonds. As a result of the market volatility, we may experience difficulty in determining accurately the value of our various investments.
     We may be adversely affected by interest rate changes.
Our operating results are affected, in part, by the performance of our investment portfolio. General economic conditions affect the markets for interest-rate-sensitive securities, including the level and volatility of interest rates and the extent and timing of investor participation in such markets. Unexpected changes in general economic conditions could create volatility or illiquidity in these markets in which we hold positions and harm our investment return. Our investment portfolio contains interest rate sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. A significant increase in interest rates could have a material adverse effect on our financial condition or results of operations. Generally, bond prices decrease as interest rates rise. Changes in interest rates could also have an adverse effect on our investment income and results of operations. For example, if interest rates decline, investment of new premiums received and funds reinvested may earn less than expected.
As of December 31, 2009, mortgage-backed securities constituted approximately 25.2% of our invested assets, including cash and cash equivalents. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. When interest rates fall, mortgage-backed securities may be prepaid more quickly than expected and the holder must reinvest the proceeds at lower interest rates. Certain of our mortgage-backed securities currently consist of securities with features that reduce the risk of prepayment, but there is no guarantee that we will not invest in other mortgage-backed securities that lack this protection. In periods of increasing interest rates, mortgage-backed securities are prepaid more slowly, which may require us to receive interest payments that are below the interest rates then prevailing for longer than expected.
Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.
     We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements and/or cover losses, we may need to raise additional funds through financings or curtail our growth. Based on our current operating plan, we believe our current capital will support our operations without the need to raise additional capital. However, we cannot provide any assurance in that regard, since many factors will affect our capital needs and their amount and timing, including our growth and profitability, our claims experience, and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we had to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of holders of our common stock. Historically, we have raised additional capital through the offering of trust preferred securities. As a result of the recent crisis in the global capital markets, financing through the offering of trust preferred securities may not be available at all or may be available only on terms that are not favorable to us. If we cannot obtain adequate capital on favorable terms or at all, our business, liquidity needs, financial condition or results of operations could be materially adversely affected.

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
Our Insurance Subsidiaries are subject to comprehensive regulation and supervision in their respective jurisdictions of domicile. The purpose of the insurance laws and regulations is to protect insureds, not our stockholders. These regulations are generally administered by the Insurance Departments in which the individual insurance companies are domiciled and relate to, among other things:
•	standards of solvency, including risk based capital measurements;
•	restrictions on the nature, quality and concentration of investments;
•	required methods of accounting;
•	rate and form regulation pertaining to certain of our insurance businesses;
•	mandating certain insurance benefits;
•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies; and
•	transactions with affiliates.
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
In recent years, the U.S. insurance regulatory framework has come under increased Federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, state insurance regulators regularly re-examine existing laws and regulations, often focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our financial condition or results of operations. The highly publicized investigations of the insurance industry by state and other regulators and government officials in recent years have led to, and may continue to lead to, additional legislative and regulatory requirements for the insurance industry and may increase the costs of doing business.
The activities of TRM, CPM and CPRMFL are subject to licensing requirements and regulation under the laws of New York, New Jersey and other states where they do business. The businesses of TRM, CPM and CPRMFL depend on the validity of, and continued good standing under, the licenses and approvals pursuant to which they operate, as well as compliance with pertinent regulations. As of February 5, 2009, the date of closing of our acquisition of CastlePoint, our activities became subject to certain licensing requirements and regulation under the laws of Bermuda.
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
Our Insurance Subsidiaries are required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Our Insurance Subsidiaries are subject to assessments in the states where we do business for various purposes, including the provision of funds necessary to fund the operations of the Insurance Department and insolvency funds. In 2009, the Insurance Subsidiaries were assessed approximately $11.8 million by various state insurance-related agencies. These assessments are generally set based on an insurer’s percentage of the total premiums written in a state within a particular line of business. The Company is permitted to assess premium surcharges on workers’ compensation policies that are based on statutorily enacted rates. We rely upon our systems, as well as. As of December 31, 2009, the liability for the various workers’ compensation funds, which includes amounts assessed on workers’ compensation policies, was $11.6 million for our Insurance Subsidiaries. As our company grows, our share of any assessments may increase. However, we cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments could have a material adverse effect on our financial condition or results of operations.
     Our ability to meet ongoing cash requirements and pay dividends may be limited by our holding company structure and regulatory constraints.
Tower is a holding company and, as such, has no direct operations of its own. Tower does not expect to have any significant operations or assets other than its ownership of the shares of its operating subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our stockholders. As of December 31, 2009, the maximum amount of distributions that our operating subsidiaries could pay to Tower without approval was $52.8 million. The inability of our operating subsidiaries to pay dividends and other permitted payments in an amount sufficient to enable us to meet our cash requirements at the holding company level would have a material adverse effect on our operations and our ability to pay dividends to our stockholders. Accordingly, if you require dividend income you should carefully consider these risks before making an investment in our company.
     Although we have paid cash dividends in the past, we may not pay cash dividends in the future.
We have a history of paying dividends to our stockholders when sufficient cash is available, and we currently intend to pay dividends in each quarter of 2010. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors, including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner previously discussed in this section. Also, there can be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.
     We rely on our information technology and telecommunications systems to conduct our business.
Our business is dependent upon the functioning of our information technology and telecommunication systems. We rely upon our systems, as well as the systems of our vendors to underwrite and process our business, make claim payments, provide customer service, provide policy administration services, such as, endorsements, cancellations and premium collections, comply with insurance regulatory requirements and perform actuarial and other analytical functions necessary for pricing and product development. Our operations are dependent upon our ability to timely and efficiently process our business and protect our information and telecommunications systems from physical loss, telecommunications failure or other similar catastrophic events, as well as from security breaches. While we have implemented business contingency plans and other reasonable and appropriate internal controls to protect our systems from interruption, loss or security breaches, a sustained business interruption or system failure could adversely impact our ability to process our business, provide customer service, pay claims in a timely manner or perform.
The operations and maintenance of our policy, billing and claims administration systems have been outsourced to Computer Sciences Corporation to minimize deployment time and operational cost, as well as for scalability and business continuity. The CSC technology deployment will be implemented over a multi-year period that began in 2008. Until these systems are fully migrated over to the CSC platform, we must depend on existing technology platforms that require more manual or duplicate processing.
     Combining Tower and SUA may be more difficult than expected.
The Tower and SUA merger closed in November 2009. The companies agreed to merge their businesses with the expectation that the merger would result in various benefits, including, among other things, (a) the opportunity for Tower and SUA to share profit center resources in the specialty property and casualty insurance market and consolidate certain functions, resulting in cost savings to the combined company, (b) the opportunity to create long-term stockholder value by increasing SUA’s growth by cross-selling products with Tower and accessing Tower’s higher A.M. Best Company rating and capital base, (c) the ability to manage market cycles through diversity of lines of business and geography while maintaining a culture of disciplined underwriting and pricing, (d) the opportunity to achieve enhanced growth opportunities and leverage SUA’s scalable infrastructure, (e) access to a large pool of capital at an attractive cost of capital, (f) the expansion of Tower’s underwriting capacity in the specialty property and casualty insurance market, which will further broaden Tower’s product offerings, and (g) the opportunity for Tower to utilize SUA’s office headquarters to develop Tower’s brokerage business written through retail and wholesale agents in the Midwestern United States. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether Tower and SUA are integrated in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could negatively impact the combined company’s business, financial condition, results of operations, prospects and stock price.
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
We are and from time to time become involved in lawsuits, regulatory inquiries and governmental and other legal proceedings arising out of the ordinary course of its business. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions to these types of matters is often uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our business, financial condition, results of operations, prospects and stock price.
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
     Changing climate conditions may adversely affect our financial condition or profitability.
There is an emerging scientific consensus that the earth is getting warmer. Climate change, to the extent it produces rising temperatures and changes in weather patterns, may affect the frequency and severity of storms and other weather events, the affordability, availability and underwriting results of homeowners and commercial property insurance and, if frequency and severity patterns increase, could negatively affect our financial results.

Risk Factors Relating to Disruptions in the Financial Markets
     Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.
The capital and credit markets have been experiencing volatility and disruption in certain market sectors.
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
Our results of operations are materially affected by conditions in the capital markets and the economy generally. The stress experienced by capital markets that began in the second half of 2007 continued throughout 2009 and has continued into 2010. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets going forward. These concerns and the continuing market upheavals may have an adverse effect on us. Our revenues may decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged market disruptions we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.
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
Our exposure to credit spreads primarily relates to market price associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the investment portfolio and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. Our investment portfolio also has significant exposure to risks associated with mortgage-backed securities. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment.
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
We have categorized our fixed maturity and equity securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The relevant GAAP guidance defines the input levels as follows:
Level 1 —Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities traded in active markets. Included are those investments traded on an active exchange, such as the NASDAQ Global Select Market.
Level 2 —Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs. Included are investments in U.S. Treasury securities and obligations of U.S. government agencies, together with municipal bonds, corporate debt securities, commercial mortgage and asset-backed securities and certain residential mortgage-backed securities that are generally investment grade.
Level 3 —Inputs to the valuation methodology are unobservable for the asset or liability and are significant to the fair value measurement. Material assumptions and factors considered in pricing investment securities may include projected cash flows, collateral performance including delinquencies, defaults and recoveries, and any market clearing activity or liquidity circumstances in the security or similar securities that may have occurred since the prior pricing period. Included in this valuation methodology are investments in certain mortgage-backed and asset-backed securities.
At December 31, 2009, approximately 4.8%, 94.5%, and 0.7% of these securities represented Level 1, Level 2 and Level 3, respectively. The availability of observable inputs varies and is affected by a wide variety of factors. When the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. The degree of judgment exercised by management in determining fair value is greatest for investments

During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example, non-agency residential mortgage backed securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.
          Some of our investments are relatively illiquid and are in asset classes that have been experiencing significant market valuation fluctuations.
We hold certain investments that may lack liquidity, such as non-agency residential mortgage backed securities, subprime mortgage backed securities and certain commercial mortgage backed securities, rated below AA. These asset classes represented 4.9% of the carrying value of our total cash and invested assets as of December 31, 2009.
The reported values of our less liquid asset classes described in the paragraph above do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we would be able to sell them for the prices at which we have recorded them and we may be forced to sell them at lower prices.
          The determination of the amount of impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position.
The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.
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
Our gross unrealized losses on fixed maturity securities at December 31, 2009 were $17.9 million pre-tax, and the amount of gross unrealized losses on securities that have been in an unrealized loss position for twelve months or more is approximately $14.1 million pre-tax. Realized losses or impairments may have a material adverse impact on our results of operation and financial position.
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
Item 1B. Unresolved Staff Comments
The Company has no unresolved staff comments as of December 31, 2009.
Item 2. Properties
We lease approximately 118,500 square feet of space at 120 Broadway, New York, New York, which consists of the 30th and 31st floors and part of the 29th floor. The lease will end on December 31, 2021. See Note 17—“Commitments and Contingencies” in the notes to our audited consolidated financial statements included elsewhere in this report.
We also lease office space in Paramus, New Jersey; Melville, New York; Buffalo, New York; Quincy, Massachusetts; Scarborough, Maine; Bedford, New Hampshire; Maitland, Florida; Irving, Texas; Lisle, Illinois; White Plains, New York; Mobile, Alabama; Irvine, California; Palm Springs, California; Glastonbury, Connecticut; Atlanta, Georgia; Chicago, Illinois; and Hamilton, Bermuda.
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
On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against TICNY in the United States District Court for the District of New Jersey seeking, inter alia, to recover approximately $6.1 million under various retrocessional contracts pursuant to which TICNY reinsures Munich. On June 22, 2009, TICNY filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover approximately $2.8 million under various reinsurance contracts pursuant to which Munich reinsures TICNY. On June 17, 2009, Munich commenced a separate action against TICNY in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access to TICNY’s books and records pertaining to various quota share agreements, to which TICNY filed its answer on July 7, 2009. Because the litigation is only in its preliminary stage, management is unable to assess the likelihood of any particular outcome, including what amounts, if any, will be recovered by the parties from each other under the reinsurance and retrocession contracts that are at issue. Accordingly, an estimate of the possible range of loss, if any, cannot be made.
Item 4. Reserved

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shareholders
Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “TWGP”. We have one class of authorized common stock for 100,000,000 shares at a par value of $0.01 per share.
As of February 25, 2010, there were 44,987,732 common shares issued and outstanding that were held by 159 shareholders of record.
Price Range of Common Stock and Dividends Declared
The high and low sales prices for quarterly periods from January 1, 2008 through December 31, 2009 were as follows:

			Common
			Stock
			Dividends
	High	Low	Declared

2009
First quarter	$31.05	$19.70	$0.050
Second quarter	28.32	22.70	0.070
Third quarter	26.10	22.88	0.070
Fourth quarter	25.78	22.29	0.070
2008
First quarter	$33.73	$23.17	$0.050
Second quarter	28.26	21.03	0.050
Third quarter	27.53	17.83	0.050
Fourth quarter	28.69	15.76	0.050
Dividend Policy
The Company paid quarterly dividends of $0.05 per share on March 16, 2009 and $0.07 on June 15, 2009, September 14, 2009 and December 14, 2009. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our Board of Directors deems relevant.
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
Pursuant to the terms of the subordinated debentures underlying our trust preferred securities, we and our subsidiaries cannot declare or pay any dividends if we are in default of or if we have elected to defer payments of interest on those debentures. The Company declared dividends on common stock as follows:

(in $ thousands)	2009	2008

Common stock dividends declared	$10,740	$4,608
In 2009, the Company purchased 38,268 shares of its common stock from employees in connection with the vesting of restricted stock issued in connection with its 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.
The following table summarizes the Company’s stock repurchases for the three-month period ended December 31, 2009, and represents employees’ withholding tax obligations on the vesting of restricted stock:

			Total Number
			of Shares	Maximum Number
	Total		Purchased as Part	(or Approximate
	Number	Average	of Publically	Dollar Value) of
	of Shares	Price Paid	Announced Plans	Shares that May Yet
Period	Purchased	per Share	or Programs	be Purchased Under

October 1 - 31, 2009	3,365	$24.68	—	—
November 1 - 30, 2009	11,395	24.62	—	—
December 1 - 31, 2009	5,719	23.53	—	—

Total	20,479	$24.32	—	—

Item 6. Selected Consolidated Financial Information
The selected consolidated income statement data for the years ended December 31, 2009, 2008, 2007, and the balance sheet data as of December 31, 2009 and 2008 are derived from our audited financial statements included elsewhere in this document, which have been prepared in accordance with GAAP and have been audited by Johnson Lambert & Co. LLP, our independent registered public accounting firm. You should read the following selected consolidated financial information along with the information contained in this document, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	For the year ended December 31,
($ in millions, except per share amounts)	2009	2008	2007	2006	2005

Income Statement Data
Gross premiums written	$1,070.7	$634.8	$524.0	$432.7	$300.1
Ceded premiums written	184.5	290.8	264.8	187.6	88.3

Net premiums written	886.2	344.0	259.2	245.1	211.8

Net premiums earned	854.7	314.6	286.1	224.0	164.4
Ceding commission revenue	43.9	79.1	71.0	43.1	25.2
Insurance services revenue	5.1	68.2	33.3	8.0	14.1
Policy billing fees	3.0	2.3	2.0	1.1	0.9
Net investment income	74.9	34.6	36.7	23.0	15.0
Net realized gains (losses) on investments	1.5	(14.4)	(17.5)	-	0.1

Total revenues	983.1	484.4	411.6	299.2	219.7
Losses and loss adjustment expenses	475.5	162.7	157.9	135.1	96.6
Operating expenses:
Direct and ceding commission expenses	204.6	132.5	101.0	60.5	43.8
Other operating expenses (1)	129.9	91.5	77.3	53.7	42.6
Acquisition-related transaction costs	14.0	-	-	-	-
Interest expense	18.1	8.4	9.3	6.9	4.9

Total expenses	842.1	395.1	345.5	256.2	187.9
Other Income
Equity in unconsolidated affiliate	(0.8)	0.3	2.4	0.9	-
Gain from issuance of common stock by unconsolidated affiliate	-	-	2.7	7.9	-
Gain on investment in acquired unconsolidated affiliate	7.4	-	-	-	-
Gain on bargain purchase	13.2	-	-	-	-
Warrant received from unconsolidated affiliate	-	-	-	4.6	-

Income before income taxes	160.8	89.6	71.2	56.4	31.8
Income tax expense	51.5	32.1	26.1	19.7	11.1

Net income	$109.3	$57.5	$45.1	$36.7	$20.7

Net income available to common stockholders	$109.3	$57.5	$44.4	$36.6	$20.7

Per Share Data
Basic earnings per share (9)	$2.78	$2.47	$1.94	$1.83	$1.05
Diluted earnings per share (9)	$2.76	$2.45	$1.92	$1.79	$1.01
Weighted average outstanding (in thousands):
Basic	39,363	23,291	22,927	19,932	19,756
Diluted	39,581	23,485	23,128	20,511	20,518

Selected Insurance Ratios
Gross loss ratio (2)	54.2%	49.9%	50.7%	55.0%	56.8%
Gross underwriting expense ratio (3)	30.9%	30.4%	29.2%	28.7%	30.8%

Gross combined ratio (4)	85.1%	80.3%	79.9%	83.7%	87.6%

Net loss ratio (5)	55.6%	51.7%	55.2%	60.3%	58.8%
Net underwriting expense ratio (6)	32.7%	30.7%	28.5%	27.3%	29.3%

Net combined ratio (7)	88.3%	82.4%	83.7%	87.6%	88.1%

	As of December 31,
($ in millions, except per share amounts)	2009	2008	2007	2006	2005

Summary Balance Sheet Data
Cash and cash equivalents	$164.9	$136.3	$77.7	$100.6	$38.8
Investments at fair value	1,896.8	541.0	619.1	464.0	357.2
Reinsurance recoverable	214.5	272.6	207.8	118.0	104.8
Deferred acquisition costs, net	170.7	53.1	39.3	35.8	29.2
Total assets	3,313.0	1,538.4	1,355.6	954.1	657.5
Loss and loss adjustment expenses	1,132.0	535.0	501.2	302.5	198.7
Unearned premium	658.9	328.8	272.8	227.0	157.8
Long-term debt and redeemable preferred stock	235.1	101.0	101.0	68.0	47.4
Total stockholders’ equity	1,050.5	335.2	309.4	223.9	144.8

Per Share Data:
Book value per share(8)	$23.35	$14.36	$13.34	$9.23	$7.29
Dividends declared per share-common stock	$0.26	$0.20	$0.15	$0.10	$0.10

(1)	Includes acquisition expenses and other underwriting expenses (which are general administrative expenses related to underwriting operations in our Insurance Subsidiaries) as well as other insurance services expenses (which are general administrative expenses related to insurance services operations).

(2)	The gross loss ratio is calculated by dividing gross losses (consisting of losses and loss adjustment expenses) by gross premiums earned.

(3)	The gross underwriting expense ratio is calculated by dividing gross underwriting expenses (consisting of direct commission expenses and other underwriting expenses net of policy billing fees) by gross premiums earned.

(4)	The gross combined ratio is the sum of the gross loss ratio and the gross underwriting expense ratio.

(5)	The net loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

(6)	The net underwriting expense ratio is calculated by dividing net underwriting expenses (consisting of direct commission expenses and other underwriting expenses net of policy billing fees and ceding commission revenue) by net premiums earned. Historically, the ceding commission revenue we earn on our ceded premiums has been higher than our expenses incurred to produce those premiums; our extensive use of quota share reinsurance has caused our net underwriting expense ratio in certain periods to be lower than our gross underwriting expense ratio under GAAP.

(7)	The net combined ratio is the sum of the net loss ratio and the net underwriting expense ratio.

(8)	Book value per share is based on total common stockholders’ equity divided by common shares outstanding at year end.

(9)	Prior year earnings per share have been restated for new GAAP guidance adopted in 2009 which requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be considered participating securities and included in the computation of earnings per share.
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
Overview
Tower, through its subsidiaries, offers a broad range of commercial, personal and specialty property and casualty insurance products and services to businesses in various industries and to individuals. We provide coverage for many different market segments, including non-standard risks that do not fit the underwriting criteria of standard risk carriers due to factors such as type of business, location and premium per policy. We provide these products on both an admitted and excess and surplus (“E&S”) basis.

Our consolidated results of operations reflect significant changes in 2009 as a result of acquisitions completed in the year. During the first quarter of 2009, we closed on the acquisitions of CastlePoint and Hermitage on February 5, 2009 and February 27, 2009, respectively. During the fourth quarter of 2009, we closed on the renewal rights acquisition of AequiCap’s workers’ compensation business and the acquisition of SUA. The acquisitions completed in 2009, expanded our distribution platform. As a result of the acquisitions of CastlePoint and SUA, we have expanded our commercial product offerings to target narrowly defined homogeneous classes of business that we refer to as specialty business through our Specialty Business segment. We have expanded our excess and surplus lines distribution through Hermitage in our Brokerage segment.
As a result of the significant changes in our business, we have changed the presentation of our business results by allocating our previously reported insurance segment into our Brokerage Insurance and Specialty Business segments based on the way management organizes the segments for making operating decisions and assessing profitability. Accordingly, we now report results for three segments: Brokerage Insurance, Specialty Business and Insurance Services. The prior year segment disclosures have been restated to conform to the current presentation. Because we do not manage our assets by segments, our investment income is not allocated among our segments. Operating expenses incurred by each segment are recorded in such segment directly. General corporate overhead not incurred by an individual segment is allocated based upon the methodology deemed to be most appropriate which may include employee head count, policy count and premiums earned in each segment.
We offer our products and services through our Insurance Subsidiaries, which include TICNY, TNIC, PIC, NEIC, MVIC, CPIC, CPFL, HIC, KIC and CPNIC (operating as SUA in some jurisdictions) as well as our management services subsidiaries, which include TRM, CPM and CPRMFL (operating as AequiCap CP Services Group, Inc. in some jurisdictions). Results for our Insurance Subsidiaries are reported in our Brokerage Insurance segment for products distributed through our network of retail and wholesale agents and in our Specialty Business segment for products distributed through program underwriting agents and reinsurance. Results for our Management Services subsidiaries are reported in our Insurance Services segment.
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
In our Insurance Services segment, we generate management fees and commission income from our managing general agencies by producing premiums on behalf of issuing companies, and we generate fees by providing claims administration and reinsurance intermediary services.
Acquisitions
Specialty Underwriters’ Alliance, Inc.
On November 13, 2009, the Company completed the acquisition of SUA, a specialty property and casualty insurance company for approximately $107 million. SUA offers specialty commercial property and casualty insurance products through independent program underwriting agents that serve niche groups of insureds. The acquisition of SUA expands the Company’s Specialty Business segment and its regional presence in the Midwest.
AequiCap
On October 14, 2009, the Company completed the acquisition of the renewal rights to the workers’ compensation business of AequiCap Program Administrators Inc. (“AequiCap”), an underwriting agency based in Fort Lauderdale, Florida. The acquired business primarily consists of small, low to moderate hazard workers compensation policies in Florida. During 2009, we entered into an agreement with AequiCap to provide claims handling services for workers’ compensation claims. Most of the employees of AequiCap involved in the servicing of the workers compensation business became employees of the Company. The acquisition of this business expands the Company’s regional presence in the Southeast.
Hermitage
On February 27, 2009, the Company completed the acquisition of Hermitage, a property and casualty insurance holding company. Hermitage offers both admitted and excess and surplus lines (“E&S”) products. This transaction further expands the Company’s wholesale distribution system nationally and establishes a network of retail agents in the Southeast.

CastlePoint
On February 5, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of CastlePoint Holdings, Ltd. (“CastlePoint”), a Bermuda exempted corporation, pursuant to an Agreement and Plan of Merger, dated as of August 4, 2008, between the Company and CastlePoint. CastlePoint was a Bermuda holding company organized to provide property and casualty insurance and reinsurance business solutions, products and services primarily to small insurance companies and program underwriting managers in the United States.
See “Footnote 3 – Acquisitions” for further details. Prior to the acquisition, we had an investment in CastlePoint which was revalued at acquisition resulting in a $7.4 million pre-tax gain in 2009.
Preserver
On April 10, 2007, we completed the acquisition of 100% of the issued and outstanding common stock of Preserver. The transaction had a base purchase price of approximately $64.7 million. In addition, we assumed $12 million of Preserver’s trust preferred securities at the closing. Preserver was a privately-held holding company for a regional insurance company group specializing in small commercial and personal lines insurance in the Northeast. The acquisition gave the Company access to 250 new retail agencies and accelerated our Northeast expansion plans.
Principal Revenue and Expense Items
We generate revenue from four primary sources:
•	Net premium earned,
•	Ceding commission revenue,
•	Insurance Service revenue, and
•	Net investment income and realized gains and losses on investments.
We incur expenses from four primary sources:
•	Losses and loss adjustment expenses,
•	Operating expenses,
•	Interest expense, and
•	Income taxes.
Each of these is discussed below.
Net premiums earned. Premiums written include all premiums received in an accounting period. Premiums are earned over the term of the related policy. The portion of the premium that relates to the policy term that has not yet expired is included in the balance sheet as unearned premium to be earned in subsequent accounting periods. Premiums can be assumed from or ceded to reinsurers. Direct premiums combined with assumed premiums are referred to as gross premiums and subtracting premiums ceded to reinsurers results in net premiums.
Ceding commission revenue. We earn ceding commission revenue (generally a percentage of the premiums ceded) on the gross premiums written that we cede to reinsurers under quota share reinsurance agreements.
Insurance Service revenue. We earn fee income in the form of commissions generated by TRM, CPM and CPRMFL on premiums produced by their managing general agencies and fees earned from their claims administration, other administration services and reinsurance intermediary services. We also earn fee income in the form of policy billing fees arising in the course of collecting premiums from our policyholders.
Net investment income and realized gains and losses on investments. We invest our available funds in cash, cash equivalents and securities. Our investment income includes interest and dividends earned on our invested assets. Realized gains and losses on invested assets are reported separately from net investment income. We earn realized gains when invested assets are sold for an amount greater than their amortized cost, in the case of fixed maturity securities, and cost, in the case of equity securities, and we recognize realized losses when invested assets are written down or sold for an amount less than their amortized cost or actual cost, as applicable.
Losses and loss adjustment expenses. We establish loss and loss adjustment expense (“LAE”) reserves in an amount equal to our estimate of the ultimate liability for claims under our insurance policies and the cost of adjusting and settling those claims. Loss and loss adjustment expenses recorded in a period include estimates for losses incurred during the period and changes in estimates for prior periods.

Operating expenses. In our Brokerage Insurance and Specialty Business segments, we refer to the operating expenses that we incur to underwrite risks as underwriting expenses. These include direct and ceding commission expenses (payments to our producers for the premiums that they generate for us) and other underwriting expenses. In our Insurance Services segment, operating expenses consist of direct commissions paid to producers and other insurance service expenses.
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
Measurement of Results
We use various measures to analyze the growth and profitability of our business segments. In our Brokerage Insurance and Specialty Business segments, we measure growth in terms of gross, ceded and net premiums written, and we measure underwriting profitability by examining our loss, expense and combined ratios. We also measure our gross and net written premiums to surplus ratios to measure the adequacy of capital in relation to premiums written. In the Insurance Services segment, we measure growth in terms of premiums produced by TRM, CPM and CPRMFL on behalf of other insurance companies as well as fee and commission revenue received, and we analyze profitability by evaluating income before taxes and the size of such income relative to our Insurance Subsidiaries’ net premiums earned. On a consolidated basis, we measure profitability in terms of net income and return on average equity.
Premiums written. We use gross premiums written to measure our sales of insurance products and, in turn, our ability to generate ceding commission revenues from premiums that we cede to reinsurers. Gross premiums written also correlates to our ability to generate net premiums earned.
Loss ratio. The loss ratio is the ratio of losses and LAE incurred to premiums earned and measures the underwriting profitability of a company’s insurance business. We measure our loss ratio on a gross (before reinsurance) and net (after reinsurance) basis. We also measure the loss ratio on the ceded portion (the difference between gross and net premiums) for our Brokerage Insurance and Specialty Business segments. We use the gross loss ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. We use the loss ratio on the ceded portion of our insurance business to measure the experience on the premiums that we cede to reinsurers, including the premiums ceded under our quota share treaties. Since 2001, the loss ratio on such ceded business is considered in determining the ceding commission rate that we earn on ceded premiums. Our net loss ratio is meaningful in evaluating our financial results, which are net of ceded reinsurance, as reflected in our consolidated financial statements. In addition, we use accident year and calendar year loss ratios to measure our underwriting profitability. An accident year loss ratio measures losses and LAE for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premiums earned during that particular accident year. A calendar year loss ratio measures losses and LAE for insured events occurring during a particular year and the changes in estimates in loss and LAE reserves from prior accident years as a percentage of premiums earned during that particular calendar year.
Underwriting expense ratio. The gross underwriting expense ratio is the ratio of direct commission expenses and other underwriting expenses less policy billing fees to gross premiums earned. The gross underwriting expense ratio measures a company’s operational efficiency in producing, underwriting and administering its insurance business. Due to our historically high levels of reinsurance, we also calculate our underwriting expense ratio after the effect of ceded reinsurance. Ceding commission revenue is applied to reduce our underwriting expenses in our insurance company operation. Because the ceding commission rate we earn on our premiums ceded has historically been higher than our underwriting expense ratio on those premiums, our extensive use of quota share reinsurance has, in certain periods, caused our net underwriting expense ratio in certain periods to be lower than our gross expense ratio.
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
Premiums produced by TRM, CPM and CPRMFL. These companies operate managing general agencies that earn commissions on written premiums produced on behalf of their issuing companies. Although TRM is not an insurance company, we have historically utilized TRM’s access to its issuing companies as a means to expand our ability to generate premiums in states where our Insurance Subsidiaries were not yet licensed.

Net income and return on average equity. We use net income to measure our profits and return on average equity to measure our effectiveness in utilizing our stockholders’ equity to generate net income on a consolidated basis. In determining return on average equity for a given year, net income is divided by the average of stockholders’ equity for that year.
Operating income. Operating income excludes realized gains and losses and acquisition-related transaction costs, net of tax. This is a common measurement for property and casualty insurance companies. We believe this presentation enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business. Additionally, these measures are a key internal management performance standard.
The following table provides a reconciliation of operating income to net income on a GAAP basis. The operating income is used to calculate operating earnings per share and operating return on average equity.

	December 31,
(in $ thousands)	2009	2008	2007

Operating income	$ 119,820	$ 66,803	$ 56,464
Net realized gains (losses) on investments, net of tax	976	(9,330)	(11,382)
Acquisition-related transaction costs, net of tax	(11,466)	-	-

Net Income	$ 109,330	$ 57,473	$ 45,082

Critical Accounting Estimates
In preparing our consolidated financial statements, management is required to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses and the related disclosures as of the date of the financial statements. Management considers an accounting estimate to be critical if it requires assumptions to be made that involve uncertainty at the time the estimate is made and, had different assumptions been selected, the changes in the outcome could have a significant effect on our financial statements. We review our critical accounting estimates and assumptions quarterly. Actual results may differ, perhaps substantially, from the estimates.
Our most critical accounting estimates involve the reporting of reserves for losses (including losses that have occurred but had not been reported by the financial statement date) and LAE, establishing fair value of losses and LAE for acquired businesses, net earned premiums, the reporting of ceding commissions earned, the amount and recoverability of reinsurance recoverable balances, deferred acquisition costs, investment impairments and potential impairments of goodwill and intangible assets.
Loss and LAE reserves. The reserving process for loss and LAE reserves provides our best estimate at a particular point in time of the ultimate unpaid cost of all losses and LAE incurred, including settlement and administration of losses, and is based on facts and circumstances then known and including losses that have been incurred but not yet reported. The process includes using actuarial methodologies to assist in establishing these estimates, judgments relative to estimates of future claims severity and frequency, the length of time before losses will develop to their ultimate level and the possible changes in the law and other external factors that are often beyond our control. There are various actuarial methods that are appropriate for the different lines of business, and our actuaries’ use of a particular method or weighting of methods depends in part on the maturity of each accident year by line of business, the limits of liability covered under the policies, the presence or absence of large claims in the experience, and other factors. In general, the various actuarial methods can be grouped into three categories: loss ratio projection, incurred loss projection, and the Bornhuetter-Ferguson (“B-F”) method. For the most recent accident year and for liability lines of business the actuarial method given the most weight is usually the loss ratio method, since the percentage of ultimate claims reported to date is expected to be low and the immature reported claims experience is not a reliable indicator of ultimate losses for that accident year. For property lines of business for the most recent accident year the B-F method is usually given the most weight, because experience typically shows that there is a small percentage of claims reported in the subsequent period due to normal lags in reporting and processing of claims in these lines of business that can be relatively reliably estimated as a percentage of premiums, which is reflected in the B-F method. For each line of business, the actuarial reserving method usually given the most weight shifts from the loss ratio projection to the B-F method to the incurred loss projection as each accident year matures. These methods are described in “Business—Loss and Loss Adjustment Expense Reserves.”
This process helps management set carried loss reserves based upon the actuaries’ best estimates, using estimates made by segment, product or line of business, territory, and accident year. The actuaries also separately estimate loss reserves from LAE reserves and within LAE reserves estimates are made for defense and cost containment expenses or Allocated Loss Adjustment Expenses (“ALAE”) and for other claims adjusting expenses or Unallocated Loss Adjustment Expenses (“ULAE”). The amount of loss and LAE reserves for reported claims is based primarily upon a case-by-case evaluation of coverage, liability, injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and LAE reserves for unreported claims are determined using historical information by line of business as adjusted to current conditions. Since our process produces loss reserves set by management based upon the actuaries’ best estimate, there is no explicit or implicit provision for uncertainty in the carried loss reserves, except for required provisions in connection with acquisitions which are separately determined.
Due to the inherent uncertainty associated with the reserving process, the ultimate liability may differ, perhaps substantially, from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Specifically, on at least a quarterly basis, we review, by line of business, existing reserves, new claims, changes to existing case reserves and paid losses with respect to the current and prior years. See “Business—Loss and Loss Adjustment Expense Reserves” for additional information regarding our loss and LAE reserves.
We segregate our data for estimating loss reserves. The property lines include Fire, Homeowners, CMP Property, Multi-Family Dwellings and Auto Physical Damage. The casualty lines include CMP Liability, Other Liability, Workers’ Compensation, Commercial Auto Liability, and Personal Auto Liability. Brokerage Insurance segment reserves are estimated separately from Specialty Business segment reserves. For the Brokerage Insurance segment we analyze reserves by line of business and, where appropriate, we further segregate the data for analysis purposes between small, middle and large policies sizes and by state or region. We also analyze various producers’ business separately where the volume of business from those producers is considered significant and the characteristics of the business from those particular producers are perceived to be different. Within the Specialty Business segment, we estimate loss and loss expenses reserves utilizing similar line of business breakdowns, and generally we also estimate the loss and loss expense reserves by program and within the reinsurance business by treaty.
Two key assumptions that materially impact the estimate of loss reserves are the loss ratio estimate for the current accident year and the loss development factor selections for all accident years. The loss ratio estimate for the current accident year is selected after reviewing historical accident year loss ratios adjusted for rate and price changes, trend, mix of business, and other factors.
In most cases, our data is sufficiently credible to determine loss development factors utilizing our own data. In some cases, we supplement our own loss development experience with industry data and utilizing historical loss development experience for particular books of business, programs or treaties obtained from our sources. The loss development factors are reviewed at least annually, and whenever there is a significant change in the underlying business. Each quarter we test the loss development by analyzing actual emerging claims compared to expected development.
The chart below shows the average number of years by product line when we expect approximately 50%, 90% and 99% of losses to be reported for a given accident year, although these reporting lags may differ significantly by territory and for differences in underlying coverage characteristics:

Number of years
Segment	50%	90%	99%

Fire	< 1 year	< 1 year	2 years
Homeowners	< 1 year	< 2 years	3 years
Multi-Family Dwelling	< 2 years	< 2 years	5 years
CMP Property	< 1 year	1 year	2 years
CMP Liability	< 2 years	5 years	9 years
Workers’ Compensation	< 1 year	2 years	5 years
Other Liability	3 years	4 years	9 years
Commercial Auto Liability	< 1 year	3 years	4 years
Auto Physical Damage	< 1 year	< 1 year	1 year
Personal Auto Liability	< 1 year	< 2 years	4 years
We estimate ALAE reserves separately for claims that are defended by in-house attorneys, claims that are handled by other attorneys that are not employees, and miscellaneous ALAE costs such as witness fees and court costs.
For claims that are defended by in-house attorneys, we estimate the defense cost per claim, and we attribute to each of these claims a fixed fee for defense work. We allocate to each of these litigated claims 50% of the fixed fee when litigation on a particular claim begins and 50% of the fee when the litigation is closed. The fee is determined actuarially based upon the projected number of litigated claims and expected closing patterns at the beginning of each year as well as the projected budget for our in-house attorneys, and these amounts are calibrated each quarter to reimburse our in-house legal department for all of their costs.

For LAE stemming from defense by other attorneys who are not our employees, we implemented automated legal fee auditing in the fourth quarter of 2008 that we believe has become relatively common in the insurance industry and has been shown to reduce external attorneys bills by 5% to 10%.
ULAE for claims that are handled in-house by our claims adjusters utilize a similar process to that described above for ALAE. We determine fixed fees per claim by line of business, and assign these costs to line of business and accident year, with 50% of the fixed fee attributed to claims when a claim is opened and 50% attributed to claims when they are closed. The IBNR portion of ULAE for these claims is based upon 50% of the fixed fee per claims for in-house ULAE multiplied by the number of claims open and by 100% of the fixed fee multiplied by the estimated number of claims to be reported for prior accident dates.
For some types of claims and for some programs where we utilize third-party administrators (“TPA”) to adjust claims, we pay them fees which are included in ULAE. In some cases, we arrange for fixed percentages of premiums earned to be the fee for claims administration, and in other cases we arrange for fixed fees per claim or hourly charges for ULAE services. The reserves for ULAE for these situations is estimated based upon the particular arrangement for these types of claims by product or program.
Establishing fair value of loss and LAE reserves for acquired companies. At acquisition date, loss and LAE reserves must be set to fair value. As there are no readily observable markets for these liabilities, we use a valuation model that estimates net nominal future cash flows related to the loss and LAE reserve. This valuation is adjusted for the time value of money and a risk margin to compensate the Company for bearing the risk associated with the liabilities.
Net premiums earned. Insurance policies issued or reinsured by us are short-duration contracts. Accordingly, premium revenue, including direct writings and reinsurance assumed, net of premiums ceded to reinsurers, is recognized as earned in proportion to the amount of insurance protection provided, on a pro-rata basis over the terms of the underlying policies. Unearned premiums represent premiums applicable to the unexpired portions of in-force insurance contracts at the end of each year. Prepaid reinsurance premiums represent the unexpired portion of reinsurance premiums ceded.
Ceding commissions earned. We have historically relied on quota share, excess of loss and catastrophe reinsurance to manage our regulatory capital requirements and limit our exposure to loss. Generally, we have ceded a significant portion of our insurance premiums to reinsurers in order to maintain our net leverage ratio at our desired target level.
Ceding commissions under a quota share reinsurance agreement are based on the agreed upon commission rate applied to the amount of ceded premiums written. Ceding commissions are realized as income as ceded premiums written are earned. The ultimate commission rate earned on our quota share reinsurance contracts is determined by the loss ratio on the ceded premiums earned. If the estimated loss ratio decreases from the level currently in effect, the commission rate increases and additional ceding commissions are earned in the period in which the decrease is recognized. If the estimated loss ratio increases, the commission rate decreases, which reduces ceding commissions earned. As a result, the same uncertainties associated with estimating loss and LAE reserves affect the estimates of ceding commissions earned. We monitor the ceded ultimate loss ratio on a quarterly basis to determine the effect on the commission rate of the ceded premiums earned that we accrued during prior accounting periods. The estimated ceding commission income relating to prior years recorded in 2009, 2008, and 2007 was a decrease of $2.2 million, a decrease of $1.8 million and a decrease of $0.5 million, respectively.
Reinsurance recoverables. Reinsurance recoverable balances are established for the portion of paid and unpaid loss and LAE that is assumed by reinsurers. Prepaid reinsurance premiums represent unearned premiums that are ceded to reinsurers. Reinsurance recoverables and prepaid reinsurance premiums are reported on our balance sheet separately as assets, instead of netted against the related liabilities, since reinsurance does not relieve us of our legal liability to policyholders and ceding companies. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Consequently, we bear credit risk with respect to our individual reinsurers and may be required to make judgments as to the ultimate recoverability of our reinsurance recoverables. Additionally, the same uncertainties associated with estimating loss and LAE reserves affect the estimates of the amount of ceded reinsurance recoverables. We continually monitor the financial condition and rating agency ratings of our reinsurers. Non-admitted reinsurers are required to collateralize their share of unearned premium and loss reserves either by placing funds in a trust account meeting the requirements of New York Regulation 114 or by providing a letter of credit. In addition, from October 2003 to December 31, 2005, we placed our quota share treaties on a “funds withheld” basis, under which TICNY retained the ceded premiums written and placed that amount in segregated trust accounts from which TICNY may withdraw amounts due to it from the reinsurers.
Deferred acquisition costs, net. We defer certain expenses and commission revenues that vary with and are directly related to the acquisition of new and renewal insurance business, including commission expense on gross premiums written, commission income on ceded premiums written, premium taxes and certain other costs related to the acquisition of insurance contracts. These costs and revenues are capitalized and the resulting asset, deferred acquisition costs, net, is amortized and charged to expense or income in future periods as gross and ceded premiums written are earned. The method followed in computing deferred acquisition costs, net, limits the amount of such deferred amounts to its estimated realizable value. The ultimate recoverability of deferred acquisition costs is dependent on the continued profitability of our insurance underwriting. We also consider anticipated invested income in determining the recoverability of these costs. If our insurance underwriting ceases to be profitable, we may have to write off a portion of our deferred acquisition costs, resulting in a further charge to income in the period in which the underwriting losses are recognized. The value of business acquired (“VOBA”) is an intangible asset relating to the estimated fair value of the unexpired insurance policies acquired in a business combination. VOBA is determined at the time of a business combination and is reported on the consolidated balance sheet with DAC and is amortized in proportion to the timing of the estimated underwriting profit associated with the in force policies acquired. The cash flow or interest component of VOBA is amortized in proportion to the expected pattern of future cash flows. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable.
Impairment of invested assets. Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. We regularly review our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, we consider, among other criteria:
•	the overall financial condition of the issuer;

•	the current fair value compared to amortized cost or cost, as appropriate;

•	the length of time the security’s fair value has been below amortized cost or cost;

•	specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments;

•	whether management intends to sell the security and, if not, whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis;

•	specific cash flow estimations for mortgage-backed securities and

•	current economic conditions.
If an other-than-temporary-impairment (“OTTI”) loss is determined for a fixed-maturity security, the credit portion is recorded in the income statement as net realized losses on investments and the non-credit portion is recorded in accumulated other comprehensive income. The credit portion results in a permanent reduction in the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. We recorded OTTI losses in our fixed maturity and equity securities in the amounts of $44.2 million, $22.7 million and $10.1 million in 2009, 2008, and 2007, respectively.
Since total unrealized losses are a component of stockholders’ equity, any recognition of additional OTTI losses would have no effect on our comprehensive income or stockholders’ equity.
See “Business-Investments” and “Note 4 – Investments” in the notes to consolidated financial statements for additional detail regarding our investment portfolio at December 31, 2009, including disclosures regarding other than temporary declines in investment value.
Goodwill and intangible assets and potential impairment. The costs associated with a group of assets acquired in a transaction are allocated to the individual assets, including identifiable intangible assets, based on their relative fair values. Purchase consideration in excess of the fair value of tangible and intangible assets is recorded as goodwill.
Identifiable intangible assets with a finite useful life are amortized over the period in which the asset is expected to contribute directly or indirectly to our future cash flows. Identifiable intangible assets with finite useful lives are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. Identifiable intangible assets with indefinite useful lives and goodwill are not amortized. Rather, they are tested for recoverability at least annually or whenever events or changes in circumstances indicate that a carrying amount may not be recoverable
An impairment loss is recognized if the carrying value of an intangible asset or goodwill is not recoverable and its carrying amount exceeds its fair value. No impairment losses were recognized in 2009, 2008, and 2007. Significant changes in the factors we consider when evaluating our intangible assets and goodwill for impairment losses could result in a significant charge for impairment losses reported in our consolidated financial statements. See “Note 6 – Goodwill and Intangible Assets” in the notes to consolidated financial statements.
Consolidated Results of Operations
As noted in the Overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we completed the acquisitions of CastlePoint on February 5, 2009, Hermitage on February 27, 2009, AequiCap on October 14, 2009 and SUA on November 13, 2009.

Accordingly, our consolidated revenues and expenses reflect significant changes as a result of these acquisitions particularly through the expansion of our distribution platform that now includes all of the specialty business produced through program underwriting agents and small insurance companies through CastlePoint and SUA, as reported in our Specialty Business segment, and excess and surplus lines distribution through Hermitage, as reported in our Brokerage Insurance segment.
Our results of operations are discussed below in two parts. The first part discusses the consolidated results of operations. The second part discusses the results of each of our three segments.

	Year Ended December 31,
($ in millions)	2009	Change	%	2008	Change	%	2007

Brokerage insurance segment underwriting profit	$ 75.6	$ 21.9	41%	$ 53.7	$ 7.3	16%	$ 46.4
Specialty business segment underwriting profit	24.2	22.7	NM	1.5	1.3	NM	0.2
Insurance services segment pretax income	0.9	(23.1)	-96%	24.0	12.8	114%	11.2
Net investment income	74.9	40.3	117%	34.6	(2.1)	-6%	36.7
Net realized gains (losses) on investments, including other-than-temporary impairments	1.5	15.9	-110%	(14.4)	3.1	-18%	(17.5)
Corporate expenses	(3.8)	(2.2)	134%	(1.6)	-	2%	(1.6)
Acquisition-related transaction costs	(14.0)	(14.0)	-	-	-	-	-
Interest expense	(18.1)	(9.7)	114%	(8.4)	0.9	-9%	(9.3)
Other income (loss)	19.6	19.4	NM	0.2	(4.9)	-95%	5.1

Income before taxes	160.8	71.2	199%	89.6	18.4	4%	71.2
Income tax expense	51.5	19.4	60%	32.1	6.0	23%	26.1

Net income	$ 109.3	$ 51.8	92%	$ 57.5	$ 12.4	30%	$ 45.1

Key Measures

Gross premiums written and produced:
Written by Brokerage and Specialty Insurance Segments	$ 1,070.7	$ 435.9	68.7%	$ 634.8	$ 110.8	21.1%	$ 524.0
Produced by Insurance Services Segment	11.7	(163.7)	-93.3%	175.4	90.3	106.1%	85.1
Assumed premiums	-	5.2	-100.4%	(5.2)	(4.5)	NM	(0.7)

Total	$ 1,082.4	$ 277.4	34.5%	$ 805.0	$ 196.6	32.3%	$ 608.4

NM is shown where percentage change exceeds 500%

	Year Ended December 31,
	2009	2008	2007

Percent of total revenues:
Net premiums earned	86.9%	64.9%	69.5%
Commission and fee income	5.3%	30.9%	25.8%
Net investment income	7.6%	7.2%	8.9%
Net realized investment gains (losses)	0.2%	-3.0%	-4.2%

Underwriting Ratios for Brokerage Insurance and Specialty Business Segments Combined

Loss Ratios
Gross	54.2%	49.9%	50.7%
Net	55.6%	51.7%	55.2%
Accident Year Loss Ratios
Gross	55.2%	53.6%	51.5%
Net	55.9%	54.5%	55.8%
Underwriting Expense Ratios
Gross	30.9%	30.4%	29.2%
Net	32.7%	30.7%	28.5%
Combined Ratios
Gross	85.1%	80.3%	79.9%
Net	88.3%	82.4%	83.7%
Return on average equity (1)	13.9%	17.8%	18.0%

(1)	The impact of net realized investment gains (losses) and acquisition-related transaction costs, net of tax lowered the return on average equity by 1.3%, 2.9% and 4.6% for the years ended December 31, 2009, 2008 and 2007, respectively.

Consolidated Results of Operations 2009 Compared to 2008
Total revenues. Total revenues increased due to significant increases in net premiums earned and net investment income stemming primarily from the acquisitions of CastlePoint and Hermitage that occurred in the first quarter of 2009. Net premiums earned also increased due to the inclusion of Brokerage Insurance premiums managed by Tower but previously placed with CastlePoint Insurance Company. These sources of growth in total revenues were partially offset by reductions in commission and fee income due to lower ceding quota share reinsurance in 2009 as compared to prior years. Taken together, these changes caused net premiums earned to be a significantly higher percentage of total revenues in 2009 as compared to 2008. This is discussed more fully under “Brokerage Insurance Segment Results of Operations” and “Specialty Business Segment Results of Operations” below. The following table shows the effects of the various acquisitions on our gross premiums written in 2009:

		%
($ in millions)	Amount	Change

Gross premiums written for the year ended December 31, 2008	$ 634.8
Gross premiums written from companies acquired during year	346.3	55%
Organic growth during year	89.6	14%

Gross premiums written for the year ended December 31, 2009	$ 1,070.7	69%

We measure organic growth by including CPIC gross premiums written as if we owned CPIC in the comparable prior year period. We believe this is meaningful because CPIC wrote brokerage business that was managed by Tower and Tower wrote program business that was managed by CPIC. Organic growth, as defined, was 14% for the year ended December 31, 2009 and resulted from expansion of the brokerage business outside of the Northeast, the growth of programs that began in late 2008 in the Specialty Business segment and the addition of several new programs within the Specialty Business segment in 2009.
Premiums earned. Gross premiums earned increased significantly due to the CastlePoint and Hermitage acquisitions. Net premiums earned by CastlePoint and Hermitage since the respective acquisition dates were $351.2 million and $56.0 million, respectively, for the year ended December 31, 2009. Net premiums earned also increased relative to gross premiums earned, because, as a result of the additional capital obtained via the CastlePoint acquisition, as well as increased retained earnings, we did not cede as much premiums for year ended December 31, 2009 compared to the same period of 2008. Ceded premiums earned reflect runoff of quota share ceded premiums written in 2008, excess of loss and property catastrophe ceded premiums and a quota share reinsurance contract ceding our Brokerage Insurance segment’s liability business to Swiss Re and Allianz entered into in the fourth quarter of 2009. Under this quota share agreement, we ceded 50% of earned premiums and incurred losses on Brokerage Insurance segment liability lines that are part of Commercial Multi-Peril policies and Other Liability policies. We did not have any other quota share treaties in force in 2009. For periods prior to 2009 the quota share ceding percentages on our policies were as follows:

		Ceded
Dates	Quota Share Reinsurance Agreement With	Amount

January 1, 2007 - March 31, 2007	CastlePoint Reinsurance	49%
April 1 2007 - June 30, 2007	CastlePoint Reinsurance	40%
April 1 2007 - June 30, 2007	CastlePoint Insurance Company	9%
July 1, 2007 - December 31, 2007 (2)	CastlePoint Reinsurance	40%
January 1, 2008 - March 31, 2008 (2)	CastlePoint Reinsurance	40%
April 1, 2008 - June 30, 2008 (2)	CastlePoint Reinsurance	35%
July 1, 2008 - September 30, 2008	CastlePoint Reinsurance	25%
April 1, 2008 - September 30, 2008	Swiss Re America Corporation	5%
October 1, 2008 - December 31, 2008	CastlePoint Reinsurance	17.5%
October 1, 2008 - December 31, 2008	Swiss Re America Corporation	28.0%
July 1, 2009 to December 31, 2009	CastlePoint Reinsurance	50.0%
October 1, 2009 - December 31, 2009 (3)	Swiss Re America Corporation	37.5%
October 1, 2009 - December 31, 2009 (3)	Allianz Risk Transfer AG (Bermuda)	12.5%

(1)	Multi year quota share reinsurance agreements with CastlePoint Reinsurance began April 6, 2006.

(2)	On July 1, 2008, we reduced the ceding percentage under our brokerage business quota share reinsurance agreement with CastlePoint Reinsurance to 25% applicable to both the ceded unearned premium reserve as of July 1, 2008 and new and renewal premiums written in the third quarter of 2008.

(3)	Quota share reinsures brokerage liability business for commercial multi-line and other liability.
Commission and fee income. Commission and fee income decreased primarily due to our decision to not cede as much brokerage premiums in 2009 as discussed above. Ceding commission revenue in 2009 represents commissions on ceded premiums earned from quota share reinsurance contracts written in 2008 and continuing to earn in 2009, as well as ceding commission earned on the brokerage liability quota share agreement described above, effective October 1, 2009. TRM also ceased producing business on behalf of CPIC subsequent to the CastlePoint acquisition date. Commission and fee income during 2008 included $55.4 million in fee income earned from CPIC and $71.2 million earned on quota share ceded premiums from CastlePoint Re (“CPRe”). In 2009, the effects of transactions between Tower and CastlePoint are eliminated in consolidation.
Net investment income and net realized gains (losses). Net investment income was $74.9 million for 2009 compared to $34.6 million in 2008. The increase in net investment income resulted from an increase in cash and invested assets to approximately $2.1 billion as of December 31, 2009 compared to $677 million as of December 31, 2008. The increase in cash and invested assets resulted primarily from the acquisitions of CastlePoint, Hermitage, SUA, and from cash provided from operations of $214.7 million in 2009, partially offset by $130.1 million of cash used to acquire Hermitage in the first quarter of 2009. The positive cash flow from operations was the result of the aforementioned acquisitions and an increase in premiums resulting from the growth of our book of business. Net investment income attributable to CastlePoint, Hermitage and SUA was $33.8 million, $7.5 million, and $1.5 million, respectively for 2009. The tax equivalent investment yield, including cash, was 5.5% at December 31, 2009 compared with 4.6% at December 31, 2008. The higher yield is generally due to the acquisition of CastlePoint, whose investment portfolio had a market yield, excluding cash, on the date of acquisition of 7.0%. CastlePoint’s investment portfolio’s market yield became Tower’s book yield due to business combination accounting rules. Book yields on the Tower portfolios, excluding the businesses acquired, were higher by 5.2 basis points in 2009 as compared to 2008 primarily due to the reinvestment of cash in the Tower portfolios in the fourth quarter of 2009.
Net realized investment gains were $1.5 million for 2009 compared to losses of $14.4 million in 2008. Included in the 2009 realized investment gains are approximately $23.5 million of credit-related OTTI losses. The $23.5 million of OTTI losses are comprised of $21.6 million related to certain structured securities and $1.9 million related to the impairment of our bond holdings of CIT Group, Inc.
Realized capital gains in 2009 were primarily from opportunistic sales of commercial and residential mortgage-backed securities, primarily purchased in the first and second quarters when yield spreads were wide and sold in the third quarter when yield spreads narrowed, as well as sales of corporate bonds which were positively affected by spread tightening. Proceeds were generally invested in corporate bonds and financial preferred stocks with better relative value.
Loss and loss adjustment expenses. The gross and net loss ratio increased for 2009 compared to 2008, due to a greater degree of favorable reserve development in 2008 and the inclusion of specialty business acquired from CastlePoint and SUA in the current period which had a higher loss ratio. The net accident year loss ratio increased over the prior period by 1.4 percentage points, which was comprised of approximately 1.4 percentage points increase due to the soft market conditions and 0.6 percentage points due to the increased mix of specialty business, offset by a favorable impact of 0.6 percentage points due to the amortization of the reserve risk premium on loss reserves in accordance with GAAP for the business combinations occurring during 2009.
For 2009 we had favorable prior year reserve development of $2.3 million, comprised of $4.8 million of favorable development in the Brokerage Insurance segment offset by $2.5 million of unfavorable development in the Specialty Business segment compared to favorable prior year reserve development of $8.9 million in the Brokerage Insurance segment in 2008. See “Brokerage Insurance Segment Results of Operations” and “Specialty Business Segment Results of Operations”.
Operating expenses. Operating expenses in 2009 increased compared to 2008 primarily resulting from increased underwriting expenses due to the growth in premiums earned, primarily relating to the CastlePoint and Hermitage acquisitions and additional depreciation costs related to our increased investment in technology. See “Brokerage Insurance Segment Results of Operations” and “Specialty Business Segment Results of Operations” for further discussion.
Acquisition-related transaction costs. Acquisition-related transaction costs in 2009 relate to the acquisition of CastlePoint and, to a lesser extent, the acquisitions of Hermitage and SUA.

Interest expense. Interest expense increased by $9.7 million in 2009 compared to 2008. The increase was mainly due to $10.6 million of interest expense on $130 million of subordinated debentures which were assumed as a result of our 2009 acquisitions.
Other income. Other income for 2009 includes a gain of $7.4 million on the revaluation of the shares owned in CastlePoint at the time of the acquisition, as well as a gain on bargain purchase of $13.2 million related to the acquisition of SUA. Our equity in net income (loss) of CastlePoint also decreased by $0.8 million due to CastlePoint’s operating loss during 2009 compared to 2008. As a result of the acquisition of CastlePoint on February 5, 2009, we only recorded equity in CastlePoint’s net income (loss) for the period of January 1, 2009 through February 5, 2009.
Income tax expense. Income tax expense increased as a result of an increase in income before income taxes. The effective income tax rate (including state and local taxes) was 32.0% for 2009, compared to 35.8% for 2008.
The decrease in the effective tax rate for the year ended December 31, 2009 primarily relates to the gain on bargain purchase of SUA of $13.2 million, which is not subject to tax, an increase in our tax exempt municipal investments, and, to a lesser extent, lower state and local income taxes because of the decline in pre-tax earnings in the Insurance Services segment. The reduction in the effective tax rate was partially offset by the limited amount of acquisition-related transaction costs that are tax deductible.
Net income and return on average equity. Net income and return on average equity were $109.3 million and 13.9%, respectively, for 2009 compared to $57.5 million and 17.8%, respectively, for 2008. For 2009, the return on average equity was calculated by dividing net income of $109.3 million by average common stockholders’ equity of $787.9 million. For 2008, the return on average equity was calculated by dividing net income of $57.5 million by an average common stockholders’ equity of $322.3 million. Net income for 2009 was negatively impacted by $11.5 million, net of tax, of acquisition-related transaction expenses pertaining to the acquisitions of CastlePoint and SUA which reduced the return on average equity by 1.3 percentage points for the year ended December 31, 2009.
Consolidated Results of Operations 2008 Compared to 2007
Total revenues. The increase is primarily due to the increase in net premiums earned and insurance services revenue. Net premiums earned increased 9.9% as compared to 2007. Net premiums earned decreased as a percentage of revenue due to the significant increase in commission and fee income. This was the result of an increase in direct commission revenue on premiums produced by TRM on behalf of CPIC. Net premiums earned increased principally due to reducing the quota share cession to CPRe on brokerage business. Neither CPIC nor CPRe were wholly owned and consolidated subsidiaries in 2008 or 2007. Net investment income decreased in 2008 primarily due to lower investment yields. Net realized investment losses were $14.4 million in 2008 compared to $17.5 million in 2007. Net realized investment losses in 2008 and 2007 included OTTI losses of $22.7 million and $10.1 million, respectively. In 2008, we also had realized gains on sales of securities of $8.3 million, while in 2007 we had losses on sales of securities of $7.4 million.
Premiums earned. The 9.9% increase in net premiums earned in 2008 as compared to 2007 was due to the effect of the 10.8% increase in gross premiums earned, offset in part by an 11.9% increase in ceded premiums earned for 2008 compared to 2007. Other items affecting the year to year comparison are shown below:
During 2008 we ceded $201.9 million of our premiums earned to CastlePoint as compared to $189.8 million in 2007. In 2008, we also ceded $9.3 million of ceded premiums earned to Swiss Re America. The quota share ceding percentages on our policies are noted in the table included in the “Consolidated Results of Operations 2009 Compared to 2008” above.
Policies in-force for our brokerage business, including business managed by us and produced on behalf of CPIC, increased by 23.7% as of December 31, 2008 compared to December 31, 2007. During 2008, premiums on renewed business increased 3.4% in personal lines and decreased 2.0% in commercial lines. The retention rate including brokerage business renewed by TRM on behalf of CPIC was 86% for personal lines and 78% for commercial lines. Gross premiums written and produced increased 32.3% to $805.0 million in 2008 compared to $608.4 million in 2007.
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
Net investment income and realized gains (losses). Net investment income decreased from 2007 to 2008 due to a decrease in investment yields, particularly yields on mortgage-backed securities. Total invested assets, including cash and cash equivalents, were approximately the same at $677.2 million and $696.8 million for 2008 and 2007, respectively. Net cash flows provided by operations were $61.7 million in 2008. On a tax equivalent basis, the book yield was 4.6% as of December 31, 2008 and 5.6% as of December 31, 2007.
Net realized investment losses were $14.4 million and $17.5 million in 2008 and 2007, respectively. Net realized investment gains and (losses), excluding OTTI, were $8.3 million and ($7.4) million in 2008 and 2007, respectively. The realized loss in 2007 was primarily related to the sale of a closed-end investment fund that invested in mortgage-backed and asset-backed securities. In addition we recognized $22.7 million and $10.1 million of OTTI losses in 2008 and 2007, respectively. The OTTI losses in 2008 related principally to lower rated residential mortgage-backed securities with projected adverse cash flows as well as the impairment of three Lehman Brothers fixed maturity securities and the impairment of an asset backed security which held collateralized bank debt. The OTTI losses in 2007 included all of our equity investments in REITs, as well as certain asset-backed sub-prime securities.
Loss and loss adjustment expenses. The gross loss ratio for 2008 improved to 49.8% as compared to 50.7% for 2007, and the net loss ratio improved to 51.7% for 2008 as compared to 55.2% for 2007. These improvements resulted from favorable reserves development in 2008. The net accident year loss ratio improved to 54.6% for 2008 as compared to 55.7% for 2007.
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
Other income. Our equity in net income of CastlePoint, which was not a wholly owned and consolidated subsidiary in 2008 or 2007, decreased $2.2 million due to a decrease in CastlePoint’s operating income, combined with $15.1 million of CastlePoint’s OTTI losses, of which our share was approximately $1.0 million, recorded in 2008.
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
Net income and return on average equity. Our net income and return on average equity were $57.5 million and 17.8%, respectively, for 2008 compared to $45.1 million and 18.0%, respectively, for 2007. Excluding net realized investment losses, our return on average equity for 2008 and 2007 would have increased 2.9% and 4.6%, respectively. For 2008, the return on average equity was calculated by dividing net income of $57.5 million by average stockholders’ equity of $323.5 million. For 2007, the return on average equity was calculated by dividing net income, after deducting $0.7 million of preferred stock dividends and excess consideration paid for the redemption of preferred stock in January 2007, of $44.4 million, by average stockholders’ equity of $246.9 million.

Brokerage Insurance Segment Results of Operations

	For the year ended December 31,
($ in millions)	2009	Change	Percent	2008	Change	Percent	2007

Revenues
Premiums earned
Gross premiums earned	$ 774.9	$ 274.5	54.9%	500.4	$(4.5)	(0.9%)	$ 504.9
Less: ceded premiums earned	(149.9)	53.8	(26.4%)	(203.7)	17.0	(7.7%)	(220.7)

Net premiums earned	625.0	328.3	110.6%	296.7	12.5	4.4%	284.2
Ceding commission revenue	34.2	(26.9)	(43.9%)	61.1	(5.4)	(8.1%)	66.5
Policy billing fees	3.0	1.0	46.9%	2.0	(0.1)	(4.8%)	2.1

Total revenue	662.2	302.4	84.1%	359.8	7.0	2.0%	352.8

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	405.2	161.9	66.5%	243.3	(11.6)	(4.5%)	254.9
Less: ceded loss and loss adjustment expenses	(65.2)	25.6	(28.2%)	(90.8)	7.3	(7.5%)	(98.1)

Net loss and loss adjustment expenses	340.0	187.5	0.0%	152.5	(4.3)	0.0%	156.8
Underwriting expenses
Direct commission expenses	143.1	58.5	69.1%	84.6	2.0	2.4%	82.6
Other underwriting expenses	103.5	34.5	50.2%	69.0	2.0	2.8%	67.0

Total underwriting expenses	246.6	93.1	60.6%	153.6	4.0	2.6%	149.6

Underwriting profit	$ 75.6	$ 21.9	40.7%	$ 53.7	$ 7.3	15.8%	$ 46.4

Key Measures
Premiums written
Gross premiums written	$ 806.5	$ 296.5	58.1%	$ 510.0	$ 12.1	2.4%	$ 497.9
Less: ceded premiums written	(149.7)	44.7	(23.0%)	(194.4)	48.6	(20.0%)	(243.0)

Net premiums written	$ 656.8	$ 341.2	108.1%	$ 315.6	$ 60.7	23.8%	$ 254.9

	Year Ended December 31,
	2009	2008	2007

Ceded premiums as a percent of gross premiums
Written	18.6%	38.1%	48.8%
Earned	19.3%	40.7%	43.7%
Loss Ratios
Gross	52.3%	48.6%	50.5%
Net	54.4%	51.4%	55.2%
Accident Year Loss Ratios
Gross	53.9%	53.0%	51.3%
Net	55.2%	54.4%	55.7%
Underwriting Expense Ratios
Gross	31.4%	30.3%	29.2%
Net	33.5%	30.5%	28.5%
Combined Ratios
Gross	83.7%	78.9%	79.7%
Net	87.9%	81.9%	83.7%

Brokerage Insurance Segment Results of Operations 2009 Compared to 2008
Gross premiums. Brokerage Insurance gross premiums written increased during 2009 as compared to 2008 primarily due to the acquisitions of CastlePoint and Hermitage on February 5, 2009 and February 27, 2009, respectively, which added $214.7 million and $55.9 million in gross premiums earned, respectively, for the year ended December 31, 2009. Our acquisition of Hermitage added significantly to our retail distribution particularly in the Southeast and to our non-admitted wholesale capabilities while the acquisition of CastlePoint broadened our Specialty business. Our organic growth was primarily from territorial expansion in commercial business and an increase in homeowners business. As measured to include business placed in CPIC in 2008, but excluding the effect of the Hermitage acquisition in 2009, this growth was 8.6% during the year ended December 31, 2009.

During 2009, premiums on renewed business increased 2.9% in personal lines and decreased 1.4% in commercial lines. Brokerage renewal retention overall was 80% for 2009, which was comprised of a renewal retention for personal lines of 88% and for commercial lines of 75%, compared to 86% and 78%, respectively, for 2008. In commercial lines we increased pricing on middle and large accounts that had the effect of lowering the renewal retention for those size categories, although these underwriting actions were largely offset by strong renewal retentions for small commercial policies.
Excluding Hermitage, policies in force for our brokerage business increased by 19.3% in 2009 compared to 2008.
Ceded premiums. Ceded premiums written and earned were significantly lower for 2009 compared to 2008 as a result of our decision to retain most of our business following the increase in our capital after the CastlePoint acquisition. In 2008 we had either placed with CPIC or ceded to CPRe a substantial portion of the brokerage premiums written, $171.7 million and $112.7 million, respectively, and for policies written during the first nine months of 2009 we did not cede premiums written to third party reinsurers on a quota share basis. In the fourth quarter of 2009 we ceded 50% of our new and renewal written and earned premiums on Commercial Multi-Peril and Other Liability policies to third party reinsurers amounting to $86.9 million and $27.2 million, respectively.
Catastrophe reinsurance ceded premiums were $37.6 million for 2009 compared to $16.9 million for 2008. The increase in catastrophe costs in 2009 was due primarily to increased gross premiums written from increased property exposures arising from the aforementioned acquisitions and higher cost of catastrophe coverage when our ceded catastrophe reinsurance treaty was renewed on July 1, 2009.
Net premiums. As a result of the increase in gross premiums and the decrease in ceded premiums described above, net premiums earned increased $328.3 million in 2009 compared to 2008. The increase in net premiums earned was consistent with the increase in net premiums written.
Ceding commission revenue. Ceding commission revenue decreased in 2009 by 43.9% compared to 2008. The decrease was due to the lower cession of quota share premiums described above and a reduction in the ceding commission rate. Ceding commission revenue also decreased by $2.2 million during 2009 as a result of increases in ceded loss ratios on prior years’ quota share treaties, compared to a decrease of $1.8 million for 2008.
Loss and loss adjustment expenses and loss ratio. We had favorable prior year reserve development that lowered our loss ratio on both a gross and net basis in 2009 amounting to $4.8 million as compared to favorable prior year development experienced in 2008 of $8.9 million, thus the benefit in the loss ratio from prior year reserves development was less than in 2008. The favorable development that we experienced in 2009 was largely due to savings in loss adjustment expenses from shifting our in house attorneys from hourly billing to fixed fee per claim billing for CastlePoint and Hermitage, which did not utilize this practice prior to our acquisition. We also implemented legal fee auditing of external attorneys bills for these newly acquired companies. Fixed fee billing limits both the overall amounts that can be billed on any one claim and the amount of development for ALAE.
The accident year loss ratio increased slightly by 0.9 points on a gross basis and by 0.8 points on a net basis as compared to the prior year. The increase in the accident year loss ratio reflects softer market conditions, although we mitigated some of the weaker insurance pricing by shifting our business mix towards small policies and more profitable lines of business, especially homeowners. We further mitigated the net accident year loss ratio through a quota share reinsurance contract in the fourth quarter of 2009 to cede 50% of our new and renewal premiums on liability lines. In addition, the net accident year loss ratio was favorably impacted by 0.6 percentage points due to the amortization of the reserve risk premium on loss reserves in accordance with GAAP for the business combinations occurring during 2009.
Underwriting expenses and underwriting expense ratio. Underwriting expenses include direct commissions and other underwriting expenses. The increase in underwriting expenses was due to the increase in gross premiums earned, which was primarily due to the CastlePoint and Hermitage acquisitions. Our gross underwriting expense ratio was 31.4% for 2009 as compared to 30.3% for 2008.
The commission portion of the gross underwriting expense ratio was 18.5% for 2009 compared to 16.9 % for the prior year. Our producer commissions did not vary significantly in 2009. The increase in the commission ratio resulted from the amortization of CastlePoint’s VOBA which was based on CastlePoint’s higher commission ratio. See “Note 3 – Acquisitions” to the financial statements elsewhere in this Form 10-K for information on VOBA.
The other underwriting expense (“OUE”), which includes boards, bureaus and taxes, portion of the gross underwriting expense ratio was 13.0% for 2009 compared to 13.4% for the prior year. We continue to focus on improving cost efficiencies, particularly through our continuing investments in technology and reducing expenses of acquired companies. The acquisitions in 2009 provided increased economies of scale and the additional amount of premiums contributed to a lower OUE ratio. Offsetting the benefit of the additional premium volume, we recorded $2.2 million of New York State workers’ compensation assessments that exceeded amounts we were originally permitted to assess policyholders based on statutorily enacted rates in 2009 compared to $0 in 2008.

The net underwriting expense ratio was 33.5% and 30.5% for 2009 and 2008, respectively. The increase was due in part to the increase in the commission expense ratio but more so due to the decrease in ceding commission revenue which reduced the net expense ratio less in 2009 than in 2008.
Underwriting profit and combined ratio. The net combined ratio was 87.9% for 2009, an increase of 6.0 percentage points compared to 2008. The increase in the combined ratio resulted from increases in the net loss ratio described above due to relatively less favorable development in the 2009 calendar year as compared to 2008 and softer market conditions, as well as increases in the net expense ratio due primarily to the change in ceding commission revenue described above.
Underwriting profits increased 40.7% for the year ended December 31, 2009 compared to the prior year. This increase was driven by the increase in net premiums earned, but was partially offset by the increase in the combined ratio described above.
Brokerage Insurance Segment Results of Operations 2008 Compared to 2007
Gross premiums. Brokerage Insurance gross premiums written increased by 2.4% in 2008 as compared to 2007 as a result of various initiatives to appoint wholesale and other agents outside of the Northeast region. We had written excess and surplus lines business in Florida and Texas in the prior period, which was expanded to include California on an admitted basis in 2008.
Ceded premiums. Ceded premiums written decreased in 2008 as compared to 2007, because of a lower quota share ceding percentage in the second half of 2008. The reduction in ceding percentage to CastlePoint Re was offset by an increase in managed premiums that we placed in CastlePoint Insurance Company that benefited our Insurance Services segment.
Net premiums. Net premiums written increased 23.8% in 2008 as compared to 2007, primarily as a result of the decrease in ceded premiums written. Net premiums earned increased by 4.4% in 2008 as compared to 2007, and this increase was less than for net premiums written due to timing differences as the change to the ceding percentages occurred in the last half of 2008.
Ceding commission revenue. The decrease in ceding commission revenue in 2008 as compared to 2007 was due to the reduction in quota share premiums ceded in 2008 as described above
Loss and loss adjustment expenses and loss ratio. The decrease in the gross and net loss ratios for 2008 compared to 2007 was primarily due to lower than expected loss emergence for workers’ compensation, general liability, and homeowners’ lines of business. The decrease also was affected by the decrease in loss adjustment expenses as a result of changing to fixed fee billing for our in-house attorneys. Fixed fee billing both limits the overall amounts that can be billed on any one claim, and also limits the amount of development for ALAE. The prior year reserves developed favorably by $8.9 million, of which $4.0 million was attributable to the improvement in loss adjustment expense reserves.
Underwriting expenses and underwriting expense ratio. Underwriting expenses include direct commissions and other underwriting expenses. Direct commissions increased to 16.9% for 2008 compared to 16.4% for 2007, while other underwriting expenses increased to 13.4% for 2008 compared to 12.9% for 2007, respectively.
The net underwriting expense ratio increased to 30.5% in 2008 compared to 28.5% in 2007, although this increase was offset by increases in management fee income in the Insurance Services segment from increasing the amount of brokerage business placed into CastlePoint Insurance Company, particularly during the latter half of 2008.
Underwriting profit and combined ratio. The net combined ratio improved to 81.9% in 2008 from 83.7% due to the improvement in loss ratio described above, which was partially offset by the increase in the expense ratio.

Specialty Business Segment Results of Operations

	Year Ended December 31,
($ in millions)	2009	Change	Percent	2008	Change	Percent	2007

Revenues
Premiums earned
Gross premiums earned	$ 271.4	$ 193.4	248.1%	$ 78.0	$ 61.0	358.8%	$ 17.0
Less: ceded premiums earned	(41.6)	18.5	-30.7%	(60.1)	(45.0)	298.1%	(15.1)

Net premiums earned	229.8	211.9	NM	17.9	16.0	NM	1.9
Ceding commission revenue	9.7	(8.4)	-46.4%	18.1	13.6	304.4%	4.5

Total	239.5	203.5	NM	36.0	29.6	464.3%	6.4

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	161.6	116.6	258.8%	45.0	35.1	356.4%	9.9
Less: ceded loss and loss adjustment expenses	(26.1)	8.7	-25.1%	(34.8)	(26.0)	298.1%	(8.8)

Net loss and loss adjustment expenses	135.5	125.3	NM	10.2	9.1	NM	1.1
Underwriting expenses
Direct commission expense	59.7	38.7	184.1%	21.0	16.6	380.7%	4.4
Other underwriting expenses	20.1	16.8	NM	3.3	2.6	388.2%	0.7

Total underwriting expenses	79.8	55.5	228.5%	24.3	19.2	381.7%	5.1

Underwriting profit	$ 24.2	$ 22.7	NM	$ 1.5	$ 1.3	NM	$ 0.2

Key Measures
Premiums written
Gross premiums written	$ 264.2	$ 139.4	111.7%	$ 124.8	$ 98.7	378.0%	$ 26.1
Less: ceded premiums written	(34.9)	61.5	-63.8%	(96.4)	(74.6)	341.9%	(21.8)

Net premiums written	$ 229.3	$ 200.9	NM	$ 28.4	$ 24.1	NM	$ 4.3

NM is shown where percentage change exceeds 500%

					Year Ended December 31,
					2009	2008	2007

Ceded premiums as a percent of gross premiums
Written					13.2%	77.2%	83.6%
Earned					15.4%	77.1%	88.9%
Loss Ratios
Gross					59.5%	57.7%	58.0%
Net					59.0%	57.2%	59.1%
Accident Year Loss Ratios
Gross					58.9%	57.7%	58.0%
Net					57.9%	57.2%	59.1%
Underwriting Expense Ratios
Gross					29.4%	31.1%	29.7%
Net					30.5%	34.6%	29.7%
Combined Ratios
Gross					88.9%	88.9%	87.7%
Net					89.5%	91.8%	88.8%

Specialty Business Segment Results of Operations 2009 Compared to 2008
Gross premiums. Total Specialty Business gross premiums written increased in 2009 as compared to the prior year primarily as a result of our acquisitions of CastlePoint and SUA. Also, during 2009 we began to write new programs focusing on workers’ compensation for extended living facilities workers, auto dealerships, and specialty auto trucking liability. On an adjusted basis including CastlePoint gross premiums written, but excluding SUA gross premiums written, our gross premiums written grew by 25.6% in 2009. Growth in program business in the U.S. was offset by a reduction in assumed reinsurance business in CPRe, as we shifted capital from CPRe to support primary specialty business.

Ceded premiums. Ceded premiums written and earned were reduced as a result of Tower’s acquisition of CastlePoint on February 5, 2009, as Tower had ceded a significant portion of the specialty programs business to CastlePoint Re in 2008. On certain specific programs we cede reinsurance on a quota share or excess of loss basis to reduce our risk, including quota share reinsurance to insurance companies affiliated with the program underwriting manager handling such program business, which we term “risk sharing.” As a result, ceded premiums written were $34.9 million and $96.4 million for 2009 and 2008, respectively. Ceded premiums as a percentage of gross premiums earned are lower in 2009 because of the termination and elimination of the reinsurance agreements with CPRe.
Net premiums. Net premiums written increased from $28.4 million to $229.3 million for 2009, as compared to the prior year. The increase reflects the increases in gross premiums written and decreases in ceded premiums written described above.
The increase in net premiums earned for the year ended December 31, 2009 mirrors the growth in net premiums written.
Loss and loss adjustment expenses. The loss ratio increased on both a gross and net basis for 2009 compared to last year. We had unfavorable development of approximately $2.5 million stemming from the runoff of specialty business in CastlePoint Re. On an accident year basis the gross and net loss ratios increased due to the inclusion of reinsurance business and other programs underwritten by CastlePoint and SUA that impacted the business mix in the current period. In addition, the net accident year loss ratio was favorably impacted by 0.6 percentage points due to the amortization of the reserve risk premium on loss reserves in accordance with GAAP for the business combinations occurring during 2009.
Underwriting expenses and underwriting expense ratio. The net underwriting expenses ratio decreased significantly from 34.6% for 2009 to 30.5% for 2008, reflecting the shift in business mix to decrease assumed reinsurance and increase programs business which has significantly lower commission costs. This shift resulted in the commission portion of the gross underwriting expense ratio decreasing 5 percentage points to 22.0% in 2009.
The OUE portion of the gross underwriting expense ratio was 7.4% for 2009 compared to 4.2% in 2008. The increase in the OUE ratio resulted from absorbing the CastlePoint staff costs. Prior to the acquisition, CastlePoint managed all specialty business and the staff costs were recorded by them, and we recorded a higher commission expense to reflect these costs.
Underwriting profit and combined ratio. The increase in underwriting profit for the year ended December 31, 2009 primarily resulted from the acquisition of CastlePoint in the first quarter of 2009 which increased net premiums earned significantly. Our net combined ratio improved by 2.3 points reflecting improved expense ratios that more than offset the 1.8 point increase in our loss ratio.
Specialty Business Segment Results of Operations 2008 Compared to 2007
Gross premiums. Gross premiums written increased in 2008 from our participation in the specialty business managed by CastlePoint. The increased premiums were generated by CastlePoint from several programs that concentrated on small policies in low to moderate classes of workers compensation, particularly in California.
Ceded premiums. The increase in ceded premiums written was due to our agreements with CastlePoint to cede significant portions of the specialty and traditional programs that CastlePoint managed and underwrote utilizing our insurance subsidiaries’ paper. The increase in ceded premiums from $21.8 million in 2007 to $96.4 million in 2008 was commensurate with the growth in gross premiums written.
Net premiums. Net premiums written increased from $4.3 million in 2007 to $28.4 million for 2008, in line with the increases in gross premiums written described above.
Loss and loss adjustment expenses. The gross loss ratio was relatively unchanged between 2008 and 2007, while the net loss ratio improved to 57.2% for 2008 compared to 59.1% for 2007. The decline in the net loss ratio was due to retaining a larger percentage of workers’ compensation programs which had lower loss ratios in comparison to other programs.
Underwriting expenses and underwriting expense ratio. The gross and net underwriting expense ratios increased in 2008 due to an increase in the amount paid to CPM for specialty and traditional business managed and produced. We incurred a 5% additional commission on CPM managed business in 2008. This increase was partially offset as the mix of business changed and we wrote workers’ compensation program which had a lower commission rate.
Underwriting profit and combined ratio. The increase in underwriting profit for 2008 was generated from the significant increase in net premiums earned, although the combined ratio increased to 91.8% for 2008 compared to 88.8% for 2007 primarily due to the increase in expense ratio as described above.

Insurance Services Segment Results of Operations

	Year ended December 31,
($ in millions)	2009	Change	Percent	2008	Change	Percent	2007

Revenue
Direct commission revenue from managing general agency	$ 1.6	$ (56.6)	$-97.3%	$ 58.2	$ 29.4	102.2%	$ 28.8
Claims administration revenue	1.5	(3.9)	-72.5%	5.4	3.1	133.0%	2.3
Other administration revenue	0.5	(3.1)	-84.0%	3.6	2.2	150.5%	1.4
Reinsurance intermediary fees	1.5	0.5	50.3%	1.0	0.2	28.6%	0.8
Policy billing fees	-	(0.3)	-94.0%	0.3	0.3	NM	-

Total revenue	5.1	(63.4)	-92.5%	68.5	35.2	105.5%	33.3

Expenses
Direct commission expenses paid to producers	1.7	(25.1)	-93.6%	26.8	12.7	90.7%	14.1
Other insurance services expenses	1.4	(10.9)	-88.3%	12.3	6.6	113.1%	5.7
Claims expense reimbursement to TICNY	1.1	(4.3)	-79.0%	5.4	3.1	134.2%	2.3

Total	4.2	(40.3)	-90.4%	44.5	22.4	101.1%	22.1

Insurance services pre-tax income	$ 0.9	$ (23.1)	-96.4%	$ 24.0	$ 12.8	114.3%	$ 11.2

Premiums produced by TRM on behalf of issuing companies	$ 11.7	$ (163.7)	-93.3%	$ 175.4	$ 90.3	106.1%	$ 85.1

NM is shown where percentage change exceeds 500%
Insurance Services Segment Results of Operations 2009 Compared to 2008
Total revenues. The decrease in total revenues, of which direct commission revenue is the principal component, for 2009 compared to 2008 was primarily due to the acquisition of CastlePoint in February 2009. Premiums produced and managed by TRM on behalf of CPIC decreased to $10.7 million in 2009 compared to $85.1 million for 2008. As a result of the decrease in premiums produced, revenues declined to $5.1 million in 2009 compared to $68.5 million in 2008. Claims administration and other administration revenues earned in 2008 were primarily earned from CPIC managed business and declined in 2009 as intercompany transactions between us and CPIC were eliminated. The decline in both claims and other administration revenues was partially offset as a result of entering into two new agreements in 2009. During 2009 we recorded $0.4 million of claims administration revenues as a result of entering into an agreement with AequiCap to provide claims handling services for workers’ compensation claims. The decline in other administration revenue was also offset as a result of the Hermitage acquisition. Hermitage provides administrative services to an insurance company and earned $0.3 million in 2009.
Direct commission expense. The decrease in direct commission expenses was a result of the decrease in business produced by TRM on behalf of CPIC. Subsequent to the completion of the CastlePoint acquisition all of CPIC’s underwriting expenses were included in the Brokerage Insurance segment.
Other insurance services expenses. The decrease in other insurance expenses resulted from the decline in premium produced. The amount of reimbursement for underwriting expenses by TRM to TICNY for the year ended December 31, 2009 was $1.4 million as compared to $12.3 million for 2008.
Claims expense reimbursement. The amount of reimbursement by TRM for claims administration is based on the terms of the expense sharing agreement with TICNY. Claims expense reimbursement has declined as a result of the CastlePoint acquisition as a majority of these reimbursements were due from CPIC.
Pre-tax income. Pre-tax income decreased to $0.9 million for the year ended December 31, 2009 as compared to $24.0 million in 2008. The decrease was primarily due to the decrease in premiums produced.
If the acquisition of OneBeacon’s Personal Lines Division is approved and completed, we expect to reflect fee income in this segment from managing the reciprocal insurance companies in 2010.

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
Direct commission expense. TRM’s direct commission expense paid to producers increased as a result of the increase in business produced by TRM on behalf of CPIC. The direct commission expense ratio decreased to 15.3% for 2008, compared to 16.5% for the comparable period in 2007, as a result of a change in the mix of business placed with CPIC in 2008 to include a greater proportion of homeowners’ and workers’ compensation lines that typically have lower commission rates. The CPIC book of business is produced through the same agents who produce brokerage business written through our Insurance Subsidiaries and TRM’s commission rates are similar to the commission rates in our Insurance subsidiaries for similar lines of business.
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
Pre-tax income. As a result of the factors discussed above, pre-tax income increased to $24.0 million for 2008 compared to $11.1 million for 2007.
Investments
Portfolio Summary
We classify our investments in fixed maturity securities as available for sale and report these securities at their estimated fair values based on quoted market prices or, in circumstances where quoted market prices are unavailable, based upon other observable or unobservable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. Changes in unrealized gains and losses on these securities are reported as a separate component of comprehensive net income and accumulated unrealized gains and losses are reported as accumulated other comprehensive income, a component of stockholders’ equity. Realized gains and losses are charged or credited to income in the period in which they are realized.
The aggregate fair value of our invested assets as of December 31, 2009 was $1.9 billion. Our fixed maturity securities as of this date had a fair value of $1.8 billion and an amortized cost of $1.7 billion. Equity securities carried at fair value were $76.7 million with a cost of $ 78.3 million as of December 31, 2009.
Impairment of investment securities results in a charge to net income when a market decline below cost is deemed to be other-than-temporary. We review our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. We recorded OTTI losses in our fixed maturity and equity securities in the amounts of $44.2 million and $22.7 million in 2009 and 2008, respectively.

The following table presents a breakdown of the cost or amortized cost, gross unrealized gains and losses and aggregate fair value by investment type as of December 31, 2009 and 2008:

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
($ in thousands)	Cost	Gains	Months	Months	Value	Value

December 31, 2009
U.S. Treasury securities	$ 73,281	$ 235	$ (225)	$ -	$ 73,291	3.9%
U.S. Agency securities	40,063	134	(214)	-	39,983	2.1%
Municipal bonds	508,204	18,241	(587)	(143)	525,715	27.7%

Corporate and other bonds	589,973	27,934	(1,054)	(1,732)	615,121	32.4%
Commercial, residential and asset-backed securities	517,596	25,834	(1,691)	(12,253)	529,486	27.9%

Total fixed-maturity securities	1,729,117	72,378	(3,771)	(14,128)	1,783,596	94.0%
Equity securities	78,051	997	(1,591)	(724)	76,733	4.1%
Short-term investments	36,500	-	-	-	36,500	1.9%

Total	$ 1,843,668	$ 73,375	$ (5,362)	$ (14,852)	$ 1,896,829	100.0%

December 31, 2008
U.S. Treasury securities	$ 26,482	$ 524	$ -	$ -	$ 27,006	4.9%
U.S. Agency securities	361	38	-	-	399	0.1%
Municipal bonds	179,734	2,865	(2,485)	(166)	179,948	33.3%
Corporate and other bonds	210,006	932	(13,948)	(10,015)	186,975	34.6%
Commercial, residential and asset-backed securities	164,885	1,838	(10,603)	(20,289)	135,831	25.1%

Total fixed-maturity securities	581,468	6,197	(27,036)	(30,470)	530,159	98.0%
Equity securities	12,726	5	(60)	(1,857)	10,814	2.0%

Total	$ 594,194	$ 6,202	$ (27,096)	$ (32,327)	$ 540,973	100.0%

Credit Rating of Fixed-Maturity Securities
The average credit rating of our fixed-maturity securities, using ratings assigned to securities by Standard & Poor’s, was AA- at December 31, 2009 and 2008. The following table shows the ratings distribution of our fixed-maturity portfolio:

	December 31, 2009		December 31, 2008
		Percentage of		Percentage of
($ in thousands)	Fair Value	Fair Value	Fair Value	Fair Value

Rating
U.S. Treasury securities	$ 73,291	4.1%	$ 27,006	5.1%
AAA	597,932	33.5%	187,377	35.3%
AA	377,283	21.2%	110,601	20.9%
A	400,638	22.4%	113,651	21.4%
BBB	165,173	9.3%	62,566	11.8%
Below BBB	169,278	9.5%	28,958	5.5%

Total	$ 1,783,596	100.0%	$ 530,159	100.0%

Fixed Maturity Investments—Time to Maturity
The following table shows the composition of our fixed maturity portfolio by remaining time to maturity at December 31, 2009 and 2008. For securities that are redeemable at the option of the issuer and have a market price that is greater than redemption value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than redemption value, the maturity used for the table below is the final maturity date:

	December 31, 2009		December 31, 2008
		Percentage of		Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
($ in thousands)	Value	Value	Value	Value

Less than one year	$ 30,465	1.7%	$ 8,789	2.1%
One to five years	355,402	19.9%	112,514	19.4%
Five to ten years	492,517	27.6%	176,218	31.0%
More than ten years	375,726	21.1%	96,807	13.7%
Mortgage and asset-backed securities	529,486	29.7%	135,831	33.8%

Total	$ 1,783,596	100.0%	$ 530,159	100.0%

Fixed Maturity Investments with Third Party Guarantees
At December 31, 2009, $208 million of our municipal bonds, at fair value, were guaranteed by third parties from the total of $1.8 billion of fixed-maturity securities held by us. We do not have any direct exposure to guarantors and the amount of securities guaranteed by third parties along with the credit rating with and without the guarantee is as follows:

	With	Without
($ in thousands)	Guarantee	Guarantee

AAA	$ 3,905	$ 2,032
AA	142,856	115,090
A	60,217	79,455
BBB	-	2,536
BB	978	978
No underlying rating	-	7,865

Total	$ 207,956	$ 207,956

The securities guaranteed by guarantor are as follows:

	Guaranteed	Percent
($ in thousands)	Amount	of Total

National Public Finance Guarantee Corp.	$ 91,069	44%
Assured Guaranty Municipal Corp.	53,280	25%
Ambac Financial Corp.	33,695	16%
Berkshire Hathaway Assurance Corp.	5,628	3%
FGIC Corp.	5,444	3%
Others	18,840	9%

Total	$ 207,956	100%

Fair Value Consideration
As disclosed in Note 5 – Fair Value Measurements in the notes to the consolidated financial statements, effective January 1, 2008, we adopted new GAAP guidance, which provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statements disclosure requirements for fair value. Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). The statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”).

As of December 31, 2009, 99% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.
Our process to validate the market prices obtained from the outside pricing sources includes, but is not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. We also periodically perform testing of the market to determine trading activity, or lack of trading activity, as well as evaluating the variability of market prices. Securities sold during the quarter are also “back-tested” (i.e., the sales price is compared to the previous month end reported market price to determine reasonableness of the reported market price).
In addition, in certain instances, given the market dislocation, we deemed it necessary to utilize Level 3 pricing over prices available through pricing services resulting in transfers from Level 2 to Level 3. In periods of market dislocation, the ability to observe stable prices and inputs may be reduced for many instruments as currently is the case for non-investment grade non-agency residential mortgage-backed securities.
A number of our Level 3 investments have been written down as a result of our impairment analysis. At December 31, 2009, there were 66 securities that were priced in Level 3 with a fair value of $13.6 million and an unrealized gain of $0.7 million.
As more fully described in Note 4 – Investments – Impairment Review in the notes to the consolidated financial statements, we completed a detailed review of all our securities in a continuous loss position, including but not limited to residential and commercial mortgage-backed securities, and concluded that the unrealized losses in these asset classes are the result of a decline in estimated cash flows resulting generally from weakened economic conditions. Specifically, Residential Mortgage-backed Securities (“RMBS”) cash flows are negatively impacted by a decline in home prices and a high unemployment rate while Commercial Mortgage-backed Securities (“CMBS”) cash flows are negatively impacted by higher projected delinquencies. These unrealized losses are deemed to be temporary in nature.
Refer to Note 5 – Fair Value Measurement in the notes to the consolidated financial statements for a description of the valuation methodology utilized to value Level 3 assets, how the valuation methodology is validated and an analysis of the change in fair value of Level 3 assets. As of December 31, 2009, the fair value of Level 3 assets as a percentage of our total assets carried at fair value was as follows:

			Level 3 Assets
	Assets Carried at	Fair Value	as a Percentage of
	Fair Value at	of Level 3	Total Assets Carried
($ in thousands)	December 31, 2009	Assets	at Fair Value

Fixed-maturity investments	$ 1,783,596	$ 13,595	0.8%
Equity investments	76,733	-
Short-term investments	36,500	-

Total investments available for sale	1,896,829	13,595	0.7%
Cash and cash equivalents	164,882	-

Total	$ 2,061,711	$ 13,595	0.7%

Unrealized Losses
In 2009, U.S. Government and Agency securities underperformed against other fixed income classes, a reversal of the trend in 2008. One of the major themes for 2009 was the reversal of the flight-to-quality trend seen in 2008. As such, high yielding bonds were the strongest performing sector in 2009. Corporate bonds, especially in the financial institution sector, extended gains throughout 2009. CMBS garnered solid returns, fueled by strong demand resulting from the TALF program and from investors in search for yield. The continued strong rally had a pronounced effect on Tower’s investment portfolio as net unrealized losses were $53.2 million at December 31, 2008 and improved to net unrealized gains of $52.4 million at December 31, 2009.
Changes in interest rates directly impact the fair value of our fixed maturity portfolio. We regularly review both our fixed-maturity and equity portfolios to evaluate the necessity of recording impairment losses for other-than temporary declines in the fair value of investments.

The following table presents information regarding our invested assets that were in an unrealized loss position at December 31, 2009 and December 31, 2008 by amount of time in a continuous unrealized loss position:

	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
($ in thousands)	No.	Value	Losses	No.	Value	Losses	No.	Value	Losses

December 31, 2009
U.S. Treasury securities	24	$ 43,421	$ (225)	-	$ -	$ -	24	$ 43,421	$ (225)
U.S. Agency securities	21	27,652	(214)	-	-	-	21	27,652	(214)
Municipal bonds	42	50,526	(587)	5	2,569	(143)	47	53,095	(730)
Corporate and other bonds
Finance	32	28,342	(291)	20	14,906	(1,099)	52	43,248	(1,390)
Industrial	104	69,475	(726)	25	14,563	(608)	129	84,038	(1,334)
Utilities	6	3,575	(37)	2	625	(25)	8	4,200	(62)
Commercial mortgage-
backed securities	20	25,810	(598)	27	22,904	(8,138)	47	48,714	(8,736)
Residential mortgage-
backed securities
Agency backed	43	79,005	(963)	-	-	-	43	79,005	(963)
Non-agency backed	4	1,081	(14)	37	19,672	(2,910)	41	20,753	(2,924)
Asset-backed securities	5	334	(116)	11	2,962	(1,205)	16	3,296	(1,321)

Total fixed-maturity securities	301	329,221	(3,771)	127	78,201	(14,128)	428	407,422	(17,899)
Preferred stocks	87	59,243	(1,441)	6	4,827	(724)	93	64,070	(2,165)
Common stocks	4	31	(150)	-	-	-	4	31	(150)

Total	392	$ 388,495	$ (5,362)	133	$ 83,028	$ (14,852)	525	$ 471,523	$ (20,214)

December 31, 2008
Municipal bonds	53	$ 49,879	$ (2,485)	1	$ 371	$ (166)	54	$ 50,250	$ (2,651)
Corporate and other bonds
Finance	55	42,007	(6,003)	38	20,575	(4,173)	93	62,582	(10,176)
Industrial	110	72,787	(7,740)	32	17,701	(5,639)	142	90,488	(13,379)
Utilities	5	1,974	(205)	2	446	(204)	7	2,420	(409)
Commercial mortgage-backed securities	15	13,997	(4,399)	22	16,431	(16,626)	37	30,427	(21,026)
Residential mortgage-backed securities
Agency backed	6	3,408	(16)	1	582	(19)	7	3,990	(36)
Non-agency backed	32	12,676	(3,536)	16	9,953	(3,594)	48	22,629	(7,130)
Asset-backed securities	20	6,481	(2,652)	2	551	(51)	22	7,032	(2,701)

Total fixed-maturity securities	296	203,208	(27,036)	114	66,610	(30,472)	410	269,818	(57,508)
Preferred stocks	-	-	-	6	3,694	(1,857)	6	3,694	(1,857)
Common stocks	1	1,440	(60)	-	-	-	1	1,440	(60)

Total	297	$ 204,648	$ (27,096)	120	$ 70,304	$ (32,328)	417	$ 274,952	$ (59,424)

At December 31, 2009, the unrealized losses for fixed-maturity securities were primarily in our investments in mortgage and asset-backed securities.
The following table shows the number of securities, fair value, unrealized loss amount and percentage below amortized cost and the percentage of fair value by security rating:

			Unrealized Loss
				Percent of	Fair Value by Security Rating
		Fair		Amortized					BB or
($ in thousands)	Count	Value	Amount	Cost	AAA	AA	A	BBB	Lower

U.S. Treasury securities	24	$ 43,421	$ (225)	-1%	100%	0%	0%	0%	0%
U.S. Agency securities	21	27,652	(214)	-1%	73%	9%	12%	6%	0%
Municipal bonds	47	53,095	(730)	-1%	21%	41%	26%	8%	4%
Corporate and other bonds	189	131,487	(2,786)	-2%	1%	14%	49%	16%	20%
Commercial mortgage-backed securities	47	48,714	(8,736)	-15%	31%	2%	46%	6%	15%
Residential mortgage-backed securities	41	20,753	(2,924)	-12%	26%	4%	35%	9%	26%
Asset-backed securities	16	3,296	(1,321)	-29%	16%	7%	13%	0%	64%
Equities	97	64,101	(2,315)	-4%	0%	0%	50%	24%	26%

Corporate and other bonds
The following tables show the fair value and unrealized loss by sector and credit quality rating of our corporate and other bonds in an unrealized loss position at December 31, 2009:
Corporate and Other Bonds
Fair Value

	Rating
					BB or	Fair
($ in thousands)	AAA	AA	A	B	lower	value

Sector
Financial	$ -	$ 5,251	$ 23,574	$ 10,559	$ 3,864	$ 43,248
Industrial	928	12,921	38,672	9,856	21,661	84,038
Utilities	-	-	2,679	-	1,521	4,200

Total fair value	$ 928	$ 18,172	$ 64,925	$ 20,415	$ 27,046	$ 131,486

% of fair value	1%	14%	49%	16%	21%	100%

Unrealized Loss

	Rating
					BB or	Unrealized
($ in thousands)	AAA	AA	A	B	lower	Loss

Sector
Financial	$ -	$ (16)	$ (427)	$ (774)	$ (173)	(1,390)
Industrial	(7)	(233)	(282)	(178)	(633)	(1,333)
Utilities	-	-	(10)	-	(52)	(62)

Total unrealized loss	$ (7)	$ (249)	$ (719)	$ (952)	$ (858)	$ (2,785)

% of book value						(2%)

The majority of our corporate bonds that are in an unrealized loss position are rated below AA. Based on our analysis of these securities and current market conditions, we expect price recovery on these over time, and we have determined that these securities are temporarily impaired as of December 31, 2009.
Securitized assets
The following tables show the fair value and unrealized loss by credit quality rating and deal origination year of our commercial, residential non-agency-backed and asset-backed securities in an unrealized loss position at December 31, 2009:
Commercial Mortgage-backed Securities
Fair Value

	Rating
($ in thousands)					BB or	Fair
Deal Origination Year	AAA	AA	A	BBB	Lower	Value

2002	$ -	$ -	$ -	$ -	$ 180	$ 180
2005	2,937	-	-	-	2,270	5,207
2006	3,407	-	-	363	73	3,843
2007	8,580	970	22,295	2,685	4,955	39,484

Total fair value	$ 14,924	$ 970	$ 22,295	$ 3,048	$ 7,478	$ 48,714

% of fair value	31%	2%	46%	6%	15%	100%

Unrealized losses

	Rating
($ in thousands)					BB or	Unrealized
Deal Origination Year	AAA	AA	A	BBB	Lower	Loss

2002	$ -	$ -	$ -	$ -	$ (294)	$ (294)
2005	(52)	-	-	-	(67)	(119)
2006	(64)	-	-	(1,526)	(52)	(1,642)
2007	(410)	(983)	(410)	(498)	(4,382)	(6,683)

Total unrealized loss	$ (526)	$ (983)	$ (410)	$ (2,024)	$ (4,795)	$ (8,738)

% of book value						(15%)

Non-agency Residential Mortgage-backed Securities
Fair Value

	Rating
($ in thousands)					BB or	Fair
Deal Origination Year	AAA	AA	A	BBB	Lower	Value

2002	$ 278	$ -	$ -	$ -	$ -	$ 278
2003	743	-	171	-	563	1,477
2004	4,318	-	-	399	1,508	6,225
2005	-	855	2,125	613	317	3,910
2006	-	-	1,648	-	235	1,883
2007	-	-	3,320	820	2,840	6,980

Total fair value	$ 5,339	$ 855	$ 7,264	$ 1,832	$ 5,463	$ 20,753

% of fair value	26%	4%	35%	9%	26%	100%

Unrealized Losses

	Rating
($ in thousands)					BB or	Unrealized
Deal Origination Year	AAA	AA	A	BBB	Lower	Loss

2002	$ (74)	$ -	$ -	$ -	$ -	$ (74)
2003	(109)	-	(2)	-	(93)	(204)
2004	(113)	-	-	(52)	(441)	(606)
2005	-	(141)	(242)	(430)	(87)	(900)
2006	-	-	(216)	-	(30)	(246)
2007	-	-	(297)	(180)	(417)	(894)

Total unrealized loss	$ (296)	$ (141)	$ (757)	$ (662)	$ (1,068)	$ (2,924)

% of book value						(12%)

Asset-backed Securities
Fair Value

	Rating
($ in thousands)					BB or	Fair
Deal Origination Year	AAA	AA	A	BBB	Lower	Value

2003	$ 499	$ 242	$ -	$ -	$ -	$ 741
2004	-	-	444	-	1,509	1,953
2005	-	-	-	-	571	571
2006	16	-	-	-	15	31

Total fair value	$ 515	$ 242	$ 444	$ -	$ 2,095	$ 3,296

% of fair value	16%	7%	13%	0%	64%	100%

Unrealized Losses

	Rating
($ in thousands)					BB or	Unrealized
Deal Origination Year	AAA	AA	A	BBB	Lower	Loss

2003	$ (2)	$ (75)	$ -	$ -	$ -	$ (77)
2004	-	-	(336)	-	(792)	(1,128)
2005	-	-	-	-	(0)	(0)
2006	(0)	-	-	-	(17)	(17)
2007	-	-	-	-	(98)	(98)

Total unrealized loss	$ (2)	$ (75)	$ (336)	$ -	$ (907)	$ (1,320)

% of book value						(29%)

For those fixed-maturity investments deemed not to be in an OTTI position, we believe that the gross unrealized investment loss was primarily caused by a lack of liquidity in the capital markets. We expect cash flows from operations to be sufficient to meet our liquidity requirements and, therefore, we do not intend to sell these fixed maturity securities and we do not believe that we will be required to sell these securities before recovering their cost basis. For equity securities not considered OTTI, we believe we have the ability to hold these investments until a recovery of fair value to our cost basis. A substantial portion of the unrealized loss relating to the mortgage-backed securities is the result of a lack of liquidity in the market that we believe to be temporary.
See Note 4 - “Investments” in the consolidated financial statement for further information about impairment testing and other-than-temporary impairments.
Liquidity and Capital Resources
Sources and Uses of Funds
Tower is organized as a holding company with multiple intermediate holding companies, ten Insurance Subsidiaries and several management companies. Tower’s principal liquidity needs include interest on debt, income taxes and stockholder dividends. Our principal sources of liquidity include dividends and other permitted payments from our subsidiaries, as well as financing through borrowings and sales of securities.
Under New York law, TICNY is limited to paying dividends to Tower only from statutory earned surplus. In addition, the New York Insurance Department must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding twelve months, exceeds the lesser of (1) 10% of TICNY’s policyholders’ surplus as shown on its latest statutory financial statement filed with the New York State Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months. TICNY declared $2.0 million, $5.2 million and $8.5 million in dividends to Tower in 2009, 2008 and 2007, respectively.
Bermuda legislation imposes limitations on the dividends that CastlePoint Re may pay. We are subject to Bermuda regulatory constraints that affect our ability to pay dividends on our shares and make other payments. Under the Companies Act 1981 of Bermuda, as amended (the “Companies Act”), we may declare or pay a dividend out of distributable reserves only if we have reasonable grounds for believing that we are, or would after the payment, be able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts.
Under the Insurance Act of 1978, as amended (the “Insurance Act”), CastlePoint Re is required to maintain a specified solvency margin and a minimum liquidity ratio and is prohibited from declaring or paying any dividends if doing so would cause CastlePoint Re to fail to meet its solvency margin and its minimum liquidity ratio. Under the Insurance Act, CastlePoint Re is prohibited from declaring or paying dividends without the approval of the Bermuda Monetary Authority, if CastlePoint Re failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. Under the Insurance Act, CastlePoint Re is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set forth on its audited statutory financial statements for the previous year.
The other Insurance Subsidiaries are subject to similar restrictions, usually related to policyholders’ surplus, unassigned surplus or net income and notice requirements of their domiciliary state. As of December 31, 2009, the amount of distributions that our Insurance Subsidiaries could pay to Tower without approval of their domiciliary Insurance Departments was $52.8 million.
TRM is not subject to any limitations on its dividends to Tower, other than the basic requirement that dividends may be declared or paid if the net assets of TRM remaining after such declaration or payment will at least equal the amount of TRM’s stated capital. TRM declared dividends of $6.0 million, $7.2 million and $0 in 2009, 2008 and 2007, respectively.
Pursuant to a Tax Allocation Agreement, we compute and pay Federal income taxes on a consolidated basis. At the end of each consolidated return year, each entity must compute and pay to Tower its share of the Federal income tax liability primarily based on separate return calculations. The tax allocation agreement allows Tower to make certain Code elections in the consolidated Federal tax return. In the event such Code elections are made, any benefit or liability is accrued or paid by each entity. If a unitary or combined state income tax return is filed, each entity’s share of the liability is based on the methodology required or established by state income tax law or, if none, the percentage equal to each entity’s separate income or tax divided by the total separate income or tax reported on the return. During 2009, Tower received $55.9 million in tax payments from its subsidiaries under this agreement.

Cash Flows from Follow-on Offering
On January 22, 2007, we sold 2,704,000 shares of common stock at a price of $31.25 per share, less underwriting discounts, and granted to the underwriters an option to purchase up to 405,600 additional shares of common stock at the same price to cover over-allotments. On February 5, 2007, the underwriters exercised their over-allotment option with respect to 340,600 shares of common stock. We received aggregate net proceeds of approximately $89.4 million from the offering and over-allotment option, after underwriting discounts and expenses.
Cash Flows from Issuance of Subordinated Debentures and Perpetual Preferred Stock
In January 2007 we issued $20 million of subordinated debentures.
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
Surplus Levels
Our Insurance Subsidiaries are required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from total assets. The NAIC maintains risk-based capital (“RBC”) requirements for property and casualty insurance companies. RBC is a formula that attempts to evaluate the adequacy of statutory capital and surplus in relation to investments and insurance risks. The formula is designed to allow the state Insurance Departments to identify potential weakly capitalized companies. Under the formula, a company determines its risk-based capital by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). Applying the RBC requirements as of December 31, 2009, our Insurance Subsidiaries’ risk-based capital exceeded the minimum level that would trigger regulatory attention.
Cash Flows
The primary sources of cash flow in our Insurance Subsidiaries are net premiums collected, ceding commissions received from our quota share reinsurers, loss payments by our reinsurers, investment income and proceeds from the sale or maturity of investments. The Insurance Subsidiaries use funds for loss payments and loss adjustment expenses on our net business, commissions to producers, salaries and other underwriting expenses as well as to purchase investments, fixed assets and to pay dividends to Tower. Funds are also used by the Insurance Subsidiaries for ceded premium payments to reinsurers, which are paid on a net basis after subtracting losses paid on reinsured claims and reinsurance commissions. TRM’s primary sources of cash are commission and fee income.
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
Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Cash Flow Summary	Year ended December 31,
($ in millions)	2009	2008	2007

Cash provided by (used in):
Operating activities	$ 214.7	$ 61.7	$ 75.9
Investing activities	(175.2)	1.6	(182.9)
Financing activities	(10.9)	(4.7)	67.5

Net increase in cash and cash equivalents	28.6	58.6	(39.5)
Cash and cash equivalents, beginning of year	136.3	77.7	117.2

Cash and cash equivalents, end of period	$ 164.9	$ 136.3	$ 77.7

Comparison of Years Ended December 31, 2009 and 2008
The increase in operating cash flow in 2009 was primarily a result of additional cash flows provided through the acquisition of CastlePoint and Hermitage and in increase in premiums collected, partially offset by increased claims and tax payments.
Net cash flows used in investing activities were $156.9 million in 2009 compared to net cash flow provided in 2008 of $1.6 million. In 2009, net cash acquired from acquisitions of $254.5 million was offset by the purchase of fixed assets of $26.3 million and the net increase in investments of $385.1 million. In 2008, we purchased $17.2 million of fixed assets and had a net cash inflow of $18.8 million from investments.
Net cash flows used in financing activities related primarily to the payment of dividends to stockholders of $10.7 million in 2009, compared to $4.6 million in 2008.
Comparison of Years Ended December 31, 2008 and 2007
For 2008 and 2007, net cash provided by operating activities was $61.7 million and $75.9 million, respectively. The decrease in cash flow for 2008 was due, in part, to faster payments to CPIC by TRM in 2008 compared to 2007 as well as direct transaction costs for the CastlePoint acquisition.
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
Liquidity
Our Insurance Subsidiaries maintain sufficient liquidity to pay claims, operating expenses and meet our other obligations. We held $164.9 million and $136.3 million of cash and cash equivalents at December 31, 2009 and 2008, respectively. We monitor our expected claims payment needs and maintain a sufficient portion of our invested assets in cash and cash equivalents to enable us to fund our claims payments without having to sell longer-duration investments. As necessary, we adjust our holdings of short-term investments and cash and cash equivalents to provide sufficient liquidity to respond to changes in the anticipated pattern of claims payments. See “Business—Investments.”
In 2009 and 2008, we contributed $5.3 and $0.3 million to TICNY, respectively. We also contributed $1.3 million to CPIC in 2009. In 2007, we contributed $3.2 million to TICNY, $2.5 million to PIC and $2.5 million to NEIC.
Commitments
The following table summarizes information about contractual obligations and commercial commitments. The minimum payments under these agreements as of December 31, 2009 were as follows:

	Payments due by period
($ in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Subordinated Debentures	$ 235.1	$ -	$ -	$ -	$ 235.1
Interest on subordinated debentures	463.0	17.3	34.7	34.7	376.3
Operating lease obligations	60.5	8.6	13.6	10.7	27.6
Gross loss reserves	1,132.0	347.6	429.9	210.2	144.3

Total contractual obligations	$ 1,890.6	$ 373.5	$ 478.2	$ 255.6	$ 783.3

The gross loss reserve payments due by period in the table above are based upon the loss and loss expense reserves estimates as of December 31, 2009 and actuarial estimates of expected payout patterns by line of business. As a result, our calculation of loss reserve payments due by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. The projected gross loss payments presented do not include the estimated amounts recoverable from reinsurers that amounted to $199.7 million, which are estimated to be recovered as follows: less than one year, $59.6million; one to three years, $74.8 million; four to five years, $38 million; and after five years, $27.3 million. The interest on the subordinated debentures is calculated using interest rates in effect at December 31, 2009 for variable rate debentures.
For a discussion of our loss and LAE reserving process, see “Critical Accounting Policies—Loss and LAE Reserves.” Actual payments of losses and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss reserves vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors-Risks Related to Our Business. If our actual loss and loss adjustment expenses exceed our loss reserves, our financial condition and results of operations could be adversely affected,” for a discussion of the uncertainties associated with estimating loss and LAE expense reserves. The estimated ceded reserves recoverable referred to above also assumes timely reimbursement from our reinsurers. If our reinsurers do not meet their contractual obligations on a timely basis, the payment assumptions presented above could vary materially.
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

Principal
					Amount of	Amount of
					Investment in	Junior
					Common	Subordinated
		Maturity	Early	Interest	Securities of	Debenture
Issue Date	Issuer	Date	Redemption	Rate	Trust	Issued to
Trust

May 2003	Tower Group Statutory Trust I	May 2033	At our option at par on or after May 15, 2008	Three-month LIBOR plus 410 basis points	$0.3 million	$10.3 million

September 2003	Tower Group Statutory Trust II	September 2033	At our option at par on or after September 30, 2008	7.5% until September 30, 2008; three-month LIBOR plus 400 basis points thereafter	$0.3 million	$10.3 million

May 2004	Preserver Capital Trust I	May 2034	At our option at par on or after May 24, 2009	Three-month LIBOR plus 425 basis points	$0.4 million	$12.4 million

December 2004	Tower Group Statutory Trust III	December 2034	At our option at par on or after December 15, 2009	7.4% until December 7, 2009; three-month LIBOR plus 340 basis points thereafter	$0.4 million	$13.4 million

December 2004	Tower Group Statutory Trust IV	March 2035	At our option at par on or after December 21, 2009	Three-month LIBOR plus 340 basis points	$0.4 million	$13.4 million

March 2006	Tower Group Statutory Trust V	April 2036	At our option at par on or after April 7, 2011	8.5625% until March 31, 2011; three-month LIBOR plus 330 basis points thereafter	$0.6 million	$20.6 million

January 2007	Tower Group Statutory Trust VI	March 2037	At our option at par on or after March 15, 2012	8.155% until January 25, 2012; three-month LIBOR plus 300 basis points thereafter	$0.6 million	$20.6 million

December 2006	CastlePoint Management Statutory Trust II	December 2036	At our option at par on or after December 14, 2011	8.5551% until December 14, 2011; three-month LIBOR plus 330 basis points thereafter	$1.6 million	$51.6 million

December 2006	CastlePoint Management Statutory Trust I	December 2036	At our option at par on or after December 1, 2011	8.66% until December 1, 2011; three-month LIBOR plus 350 basis points thereafter	$1.6 million	$51.6 million

September 2007	CastlePoint Bermuda Capital Trust I	December 2037	At our option at par on or after September 27, 2012	8.39% until September 27, 2012; three-month LIBOR plus 350 basis points thereafter	$0.9 million	$30.9 million

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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements at December 31, 2009.
Inflation
Property and casualty loss and loss adjustment expense reserves are established before we know the amount of losses and loss adjustment expenses or the extent to which inflation may affect such amounts. We attempt to anticipate the potential impact of inflation in establishing our loss and LAE reserves. Inflation in excess of the levels we have assumed could cause loss and LAE expenses to be higher than we anticipated.
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
In the last three decades, there have been three hard markets in which industry-wide inflation-adjusted premiums grew. Each of these periods was followed by an increase in capacity, price competition and the aggressive terms and conditions that are typical of a soft market. According to A.M. Best a prolonged period of competitive conditions drove industry net premiums written down by 4.2% to $426.8 billion in 2009 and, for the first time in A.M. Best’s recorded history, net premiums written have declined in three consecutive years.
Despite the decline in net premiums written, A.M. Best expects the industry’s net income to increase to $30.6 billion in 2009 from $3.8 billion in 2008 as underwriting results benefited from lower catastrophe related losses, favorable development on prior accident years and an increase in investment gains. According to A.M. Best, the substantial increase in earnings combined with the $70 billion swing from unrealized losses in 2008 to unrealized gains in 2009 allowed policyholders’ surplus, which rebounded by 9.4%, to be replenished to levels that offered comfort to the market and prevented a turnaround in pricing. A.M. Best estimates that the industry combined ratio for 2009 will be 100.6%, a decrease of 4.5 percentage points from the 105.1% in 2008 of which 2.3 points is attributable to an improvement in the mortgage and financial guaranty results.
The outlook for 2010 suggests that the economy, although sluggish, is showing signs of recovery as banks lessen restrictions on lending, the housing sector seems to be bottoming out and consumer and business debt loads are shrinking. These factors suggest a modest organic premium growth from new business and renewal retention. The degree of growth will be influenced by a slowly improving job sector and general uncertainty of the direction of key economic indicators. Production pressures in the P&C industry continue as evidenced by ongoing rate decreases, reductions in exposure units such as payroll, sales, new housing starts and limited new business creation. A. M. Best projects a 1.6% decrease in net premiums written in 2010. With rates flat to slightly down, there are no signs of a meaningful market hardening and, barring a major catastrophe, a turn in the cycle may be delayed until 2011 at the earliest. Overall industry combined ratio estimates project the greatest negative impact to be seen in Workers Compensation, Commercial Multi-Peril, Other Liability, Fire & Allied Lines and Medical Professional Liability. These will be driven by accident year loss development, escalating medical costs and an anticipated return to a normal weather-related catastrophe results. The Private Passenger Auto line, with selected rate increases making an impact coupled with a stable loss frequency, projects a combined ratio improvement for 2010. While overall results of the industry are expected to continue to deteriorate until a general market improvement, those companies that manage the cycle effectively will be well-positioned to take advantage of the current adverse conditions and substantially outperform their peers.
Our product and geographic expansion initiatives, including the acquisition and consolidation of existing profitable books of business completed in 2009, will be followed by the broadening of our personal lines segment in 2010. This will feature a private passenger automobile capability and a signature personal package policy resulting from the pending acquisition of the One Beacon personal lines division. These significant efforts will provide ample growth for us in 2010. Furthermore, our continued expansion into narrowly defined classes of specialty commercial business will generate growth in the small and lower middle market commercial segments. We will continue to be less interested in the higher premium per policy levels of the upper middle market, which are challenged by severe competitive conditions. It is expected that the industry’s loss of surplus in 2008 will be fully recovered in 2010. This will add to the excess underwriting capacity and, with the treasury yield curve remaining at its depressed level reducing investment income, continued pressure on top line growth will further extend the soft market conditions. In contrast to these trends, we expect to maintain underwriting integrity and premium adequacy in low to moderate hazard classes of business with a strong niche market focus providing solutions to our customers’ needs. This market discipline will span each of the commercial and personal lines, as well as specialty segments by demonstrating consistent risk selection and providing coverage terms and conditions at adequate pricing. Our broad product line portfolio and diversified distribution platform will allow us to manage our business mix by allocating capital in response to profit opportunities within the current market environment.
Item 7A. Quantitative And Qualitative Disclosures About Market Risk
Market risk is the risk that we will incur losses in our investments due to adverse changes in market rates and prices. Market risk is directly influenced by the volatility and liquidity in the market in which the related underlying assets are invested. We believe that we are principally exposed to three types of market risk:
•	changes in interest rates,

•	changes in the credit quality of issuers of investment securities and reinsurers, and

•	changes in equity prices.

Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities, although conditions affecting particular asset classes (such as conditions in the housing market that affect residential mortgage-backed securities) can also be a significant source of market risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. Our fixed maturity portfolio is comprised of primarily investment grade corporate securities, U.S. government and agency securities, municipal obligations and mortgage-backed securities. Our fixed maturity securities are classified as available-for-sale in accordance with GAAP and reported at fair value, with unrealized gains and losses excluded from earnings except for the credit portion of losses considered to be other than temporarily impaired and reported as a separate component of stockholders’ equity. The fair value of our fixed maturity securities as of December 31, 2009 was $1.8 billion.
For fixed maturity securities, short-term liquidity needs and the potential liquidity needs for the business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates. As of December 31, 2009, the average duration of the fixed maturity portfolio was 4.5 years.
As of December 31, 2009, we had a total of $59.7 million of outstanding floating rate debt, all of which is outstanding subordinated debentures underlying our trust preferred securities issued by our wholly owned statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase.
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
For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2009.
The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of December 31, 2009:

	Estimated Increase	Estimated Percentage
	(Decrease) in Fair Value	Increase (Decrease)
Change in interest rate	($ in thousands)	in Fair Value

300 basis point rise	$(255,967)	-14.3%
200 basis point rise	(174,779)	-9.7%
100 basis point rise	(88,647)	-4.9%
100 basis point decline	91,545	5.1%
The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $88.6 million or 4.9% based on a 100 basis point increase in interest rates as of December 31, 2009. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities investments, which constituted approximately 94.0% of our total invested assets excluding cash and cash equivalents as of December 31, 2009.
Interest expense would also be affected by a hypothetical change in interest rates. As of December 31, 2009 we had $36.0 million of floating rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by $360,000, a 200 basis point increase would increase interest expense by $720,000, and a 300 basis point increase would increase interest expense by $1,080,000.

With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be related to residential mortgage-backed securities. The rates at which the residential mortgages underlying mortgage backed securities are prepaid, and therefore the average life of residential mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our residential mortgage backed securities holdings had been purchased at significant discounts or premiums to par value. As of December 31, 2009, the par value of our residential mortgage-backed securities holdings was $330.6 million and the amortized cost of our residential mortgage-backed securities holdings was $311.0 million. This equates to an average price of 94% of par. Historically, few of our mortgage backed securities were purchased at more than three points (below 97% and above 103%) from par, thus an adjustment would not have a significant effect on investment income. However, since many of our non investment grade mortgage-backed securities have been impaired as a result of adverse cash flows, the required adjustment to book yield can have a significant effect on our future investment income.
Furthermore, significant hypothetical changes in interest rates in either direction would likely not have a significant effect on principal redemptions, and therefore investment income, because of the prepayment protected mortgage securities in the portfolio. The residential mortgage-backed securities portion of the portfolio totaled 17.7% as of December 31, 2009. Of this total, 91.3% was in agency pass through securities, which have the highest amount of prepayment risk from declining rates. The remainder of our mortgage-backed securities portfolio is invested in agency planned amortization class collateralized mortgage obligations and non-agency residential non-accelerating securities.
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
Credit Risk
Our credit risk is the potential loss in market value resulting from adverse change in the borrower’s ability to repay its obligations. Our investment objectives are to preserve capital, generate investment income and maintain adequate liquidity for the payment of claims and debt service. We seek to achieve these goals by investing in a diversified portfolio of securities. We manage credit risk through regular review and analysis of the creditworthiness of all investments and potential investments. Although we experienced increased credit risk during 2009 due to the dislocation of the credit markets and a general economic deterioration in the housing markets primarily throughout 2008 and continuing in 2009, our fixed maturity portfolio maintained an average S&P rating of AA-.
We also bear credit risk on our reinsurance recoverables and premiums ceded to reinsurers. As of December 31, 2009, we had unsecured reinsurance recoverables of $42.8 million owed by One Beacon Insurance, $11 million owed by Endurance Reinsurance Corporation, $10.4 million owed by Lloyd Syndicates, $10 million owed by Hanover Ruckversicherungs AG, $9.7 million owed by Axis Reinsurance Company, $8.8 million owed by Platinum Underwriters Reinsurance Inc., $8.5 million owed by Munich Reinsurance America Inc., $6.9 million owed by Westport Insurance Corp., $5.5 million owed by QBE Reinsurance Corporation, and other reinsurers owing in total $25.5 million. If any of these reinsurers fails to pay its obligations to us, or substantially delays making payments on the reinsurance recoverables, our financial condition and results of operations could be impaired. To mitigate the credit risk associated with reinsurance recoverables, we secure certain of our reinsurance recoverables by withholding ceded premium and requiring funds to be placed in trust as well as monitoring our reinsurers’ financial condition and rating agency ratings and outlook. See “Business—Reinsurance.”
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
Equity Risk
Equity risk is the risk that we may incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our holdings of preferred stocks, and to a lesser extent, common stocks, mutual funds and other equities. Our equity securities are classified as available for sale in accordance with GAAP and carried on the balance sheet at fair value. Our outside investment managers are constantly reviewing the financial health of these issuers. In addition, we perform periodic reviews of these issuers.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Tower Group, Inc.
We have audited the accompanying consolidated balance sheets of Tower Group, Inc. (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive net income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. Our audits also included the financial statement schedules listed in Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate
As described in Management’s Annual Report on Internal Control over Financial Reporting, the Company has excluded Specialty Underwriters’ Alliance, Inc. from its assessment of internal control over financial reporting as of December 31, 2009 as Specialty Underwriters’ Alliance, Inc. and its subsidiary were acquired by the Company in a business combination during 2009. We have also excluded Specialty Underwriters’ Alliance, Inc. from our audit of internal control over financial reporting. The total assets and revenues of Specialty Underwriters’ Alliance, Inc. represent 15% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities as of January 1, 2009 due to the adoption of new FASB guidance.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Group, Inc. as of December 31, 2009 and 2008, and the results of its consolidated operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Tower Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Johnson Lambert & Co. LLP
Falls Church, Virginia
March 1, 2010

Tower Group, Inc.
Consolidated Balance Sheets

	December 31,
($ in thousands, except par value and share amounts)	2009	2008

Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $1,729,117 and $581,470)	$ 1,783,596	$ 530,159
Equity securities, available-for-sale, at fair value (cost of $78,051 and $12,726)	76,733	10,814
Short-term investments, available-for sale, at fair value (cost of $36,500)	36,500	-

Total investments	1,896,829	540,973
Cash and cash equivalents	164,882	136,253
Investment income receivable	20,240	6,972
Premiums receivable	280,357	188,643
Reinsurance recoverable on paid losses	14,819	50,377
Reinsurance recoverable on unpaid losses	199,687	222,229
Prepaid reinsurance premiums	94,818	153,650
Deferred acquisition costs, net of deferred ceding commission revenue	170,652	53,080
Deferred income taxes	41,757	36,207
Intangible assets	53,350	20,464
Goodwill	244,690	18,962
Fixed assets, net of accumulated depreciation	66,429	39,038
Investment in unconsolidated affiliate	-	29,293
Other assets	64,442	42,240

Total assets	$ 3,312,952	$ 1,538,381

Liabilities
Loss and loss adjustment expenses	1,131,989	534,991
Unearned premium	658,940	328,847
Reinsurance balances payable	89,080	134,598
Funds held under reinsurance agreements	13,737	20,474
Accounts payable, accrued liabilities and other liabilities	133,647	83,231
Subordinated debentures	235,058	101,036

Total liabilities	2,262,451	1,203,177
Stockholders’ Equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 45,092,321 and and 23,408,145 shares issued, and 44,984,953 and 23,339,470 shares outstanding)	451	234
Treasury stock (107,368 and 68,675 shares)	(1,995)	(1,026)
Paid-in-capital	751,878	208,094
Accumulated other comprehensive income (loss)	34,554	(37,498)
Retained earnings	265,613	165,400

Total stockholders’ equity	1,050,501	335,204

Total liabilities and stockholders’ equity	$ 3,312,952	$ 1,538,381

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Income and Comprehensive Income

($ in thousands, except	Year Ended December 31,
per share and share amounts)	2009	2008	2007

Revenues
Net premiums earned	$ 854,711	$ 314,551	$ 286,106
Ceding commission revenue	43,937	79,162	71,010
Insurance services revenue	5,123	68,156	33,300
Policy billing fees	2,965	2,347	2,038
Net investment income	74,866	34,568	36,699
Net realized gains (losses)
Other-than-temporary impairments	(44,210)	(22,651)	(10,094)
Portion of loss recognized in other comprehensive income (loss)	20,722	-	-
Other net realized investment gains (losses)	24,989	8,297	(7,417)

Total net realized investment gains (losses)	1,501	(14,354)	(17,511)

Total revenues	983,103	484,430	411,642
Expenses
Loss and loss adjustment expenses	475,497	162,739	157,906
Direct and ceding commission expense	204,565	132,445	101,030
Other operating expenses	129,846	91,491	77,319
Acquisition-related transaction costs	14,038	-	-
Interest expense	18,122	8,449	9,290

Total expenses	842,068	395,124	345,545
Other income (expense)
Equity (loss) income in unconsolidated affiliate	(777)	269	2,438
Gain on investment in acquired unconsolidated affiliate	7,388	-	-
Gain from issuance of common stock by unconsolidated affiliate	-	-	2,705
Gain on bargain purchase	13,186	-	-

Income before income taxes	160,832	89,575	71,240
Income tax expense	51,502	32,102	26,158

Net income	$ 109,330	$ 57,473	$ 45,082

Gross unrealized investment holding gains (losses) arising during periods	108,879	(56,098)	(29,424)
Cumulative effect adjustment resulting from adoption of new accounting guidance	(2,497)	-	-
Equity in net unrealized (losses) gains on investment in unconsolidated affiliate’s investment portfolio	3,124	(3,142)	(218)
Less: reclassification adjustment for (gains) losses included in net income	(1,501)	14,354	17,511
Income tax benefit (expense) related to items of other comprehensive income	(37,700)	15,710	4,246

Comprehensive net income	$ 179,635	$ 28,297	$ 37,197

Basic and diluted earnings per share
Basic-Common stock:
Distributed	$ 0.26	$ 0.20	$ 0.15
Undistributed	2.52	2.27	1.79

Total	$ 2.78	$ 2.47	$ 1.94

Diluted	$ 2.76	$ 2.45	$ 1.92

Weighted average common shares outstanding
Basic	39,363,324	23,290,506	22,927,087

Diluted	39,580,654	23,484,614	23,128,052

Dividends declared and paid per common share	$ 0.26	$ 0.20	$ 0.15

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

							Accumulated
							Other		Total
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 2006	40	$ 39,600	20,006	$ 200	$ (207)	$ 113,168	$ (437)	$ 71,596	$ 223,920
Dividends declared	-	-	-	-	-	-	-	(3,444)	(3,444)
Dividends declared on preferred stock	-	-	-	-	-	-	-	(298)	(298)
Stock based compensation	-	-	175	2	(341)	2,904	-	-	2,565
Redemption of preferred stock	(40)	(39,600)	-	-	-	-	-	(400)	(40,000)
Equity offering and over-allotment, net of issuance costs	-	-	3,045	30	-	89,334	-	-	89,364
Warrant exercise	-	-	-	-	55	29	-	-	84
Net income	-	-	-	-	-	-	-	45,082	45,082
Net unrealized depreciation on securities available for sale, net of income tax	-	-	-	-	-	-	(7,885)	-	(7,885)

Balance at December 31, 2007	-	$ -	23,225	$ 232	$ (493)	$ 205,435	$ (8,322)	$ 112,535	$ 309,387
Dividends declared	-	-	-	-	-	-	-	(4,608)	(4,608)
Stock based compensation	-	-	183	2	(592)	2,634	-	-	2,044
Warrant exercise	-	-	-	-	59	25	-	-	84
Net income	-	-	-	-	-	-	-	57,473	57,473
Net unrealized depreciation on securities available for sale, net of income tax	-	-	-	-	-	-	(29,176)	-	(29,176)

Balance at December 31, 2008	-	-	23,408	234	(1,026)	208,094	(37,498)	165,400	335,204
Cumulative effect of adjustment resulting from adoption of new accounting guidance	-	-	-	-	-	-	(1,623)	1,623	-

Adjusted balance at December 31, 2008	-	-	23,408	234	(1,026)	208,094	(39,121)	167,023	335,205
Dividends declared	-	-	-	-	-	-	-	(10,740)	(10,740)
Stock based compensation	-	-	346	3	(1,059)	6,664	-	-	5,608
Issuance of common stock	-	-	21,338	214	-	527,292	-	-	527,505
Fair value of outstanding CastlePoint and SUA stock options	-	-	-	-	-	9,918	-	-	9,918
Warrant exercise	-	-	-	-	90	(90)	-	-	-
Net income	-	-	-	-	-	-	-	109,330	109,330
Net unrealized appreciation on securities available for sale, net of income tax	-	-	-	-	-	-	73,675	-	73,675

Balance at December 31, 2009	-	$ -	45,092	$ 451	$ (1,995)	$ 751,878	$ 34,554	$ 265,613	$ 1,050,501

See accompanying notes to the consolidated financial statements

Tower Group, Inc.
Consolidated Statements of Cash Flow

	December 31,
($ in thousands)	2009	2008	2007

Cash flows provided by (used in) operating activities:
Net Income	$ 109,330	$ 57,473	$ 45,082
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain from IPO of common shares of unconsolidated affiliate	-		(2,705)
Gain on investment in acquired unconsolidated affiliate	(7,388)	-	-
Gain on bargain purchase	(13,186)	-	-
Acquisition-related transaction costs	14,038	-	-
(Gain) loss on sale of investments	(24,989)	(8,297)	7,417
Other-than-temporary-impairment loss on investments	23,488	22,651	10,094
Depreciation and amortization	19,344	11,718	8,725
Amortization of bond premium or discount	100	1,067	591
Amortization of restricted stock	5,608	2,480	1,919
Deferred income taxes	5,089	(4,201)	(4,774)
Excess tax benefits from share-based payment arrangements	(191)	(175)	(1,105)
(Increase) decrease in assets:
Investment income receivable	(5,785)	(426)	(534)
Premiums receivable	164,382	(64,043)	(27,237)
Reinsurance recoverable	147,547	(64,778)	(49,915)
Prepaid reinsurance premiums	89,571	(28,816)	(26,808)
Deferred acquisition costs, net	(26,758)	(13,809)	10,494
Other assets	6,922	(1,664)	(10,165)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	(94,258)	33,808	81,383
Unearned premium	(54,390)	56,073	3,033
Reinsurance balances payable	(103,575)	75,859	15,378
Payable to issuing carriers	(47,399)	4,446	42,193
Accounts payable and accrued expenses	28,839	(8)	(9,044)
Funds held under reinsurance agreement	(21,628)	(17,624)	(18,094)

Net cash flows provided by operations	214,711	61,734	75,928

Cash flows provided by (used in) investing activities:
Net cash acquired from acquisition of CastlePoint	218,373	-	-
Acquisition of Hermitage, net of cash acquired	(43,596)	-	-
Net cash acquired from acquisition of SUA	51,952	-	-
Acquisition of Preserver Group Inc, net of cash acquired	-	-	(70,737)
Purchase of fixed assets	(26,299)	(17,210)	(13,993)
Purchase - fixed-maturity securities	(1,244,713)	(336,465)	(306,638)
Purchase - equity securities	(85,777)	(7,175)	(15,885)
Short-term investments-net	(31,766)	-	-
Sale or maturity - fixed-maturity securities	936,028	355,966	199,628
Sale - equity securities	50,582	6,511	24,759

Net cash flows (used in) investing activities	(175,216)	1,627	(182,866)

(Continued)

Tower Group, Inc.
Consolidated Statements of Cash Flow-(Continued)

	December 31,
($ in thousands)	2009	2008	2007

Cash flows provided by (used in) financing activities:
Equity offering and over allotment, net of issuance costs	$ -	$ -	$ 89,366
Redemption of preferred stock	-	-	(40,000)
Proceeds from issuance of subordinated debentures	-	-	20,619
Purchase of common trust securities - statutory business trusts	-	-	(619)
Exercise of stock options and warrants	741	179	1,167
Excess tax benefits from share-based payment arrangements	191	175	1,105
Treasury stock acquired-net employee share-based compensation	(1,058)	(533)	(439)
Dividends paid	(10,740)	(4,608)	(3,743)

Net cash flows (used in) provided by financing activities	(10,866)	(4,787)	67,456

Increase (decrease) in cash and cash equivalents	28,629	58,574	(39,482)
Cash and cash equivalents, beginning of period	136,253	77,679	117,161

Cash and cash equivalents, end of period	$ 164,882	$ 136,253	$ 77,679

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$ 61,521	$ 27,110	$ 27,555
Cash paid for interest	18,053	7,882	8,145
Schedule of non-cash investing and financing activities:
Issuance of common stock in acquisition of CastlePoint and SUA	527,505	-	-
Value of CastlePoint and SUA stock options at date of acquisition	9,918	-	-

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Notes to Consolidated Financial Statements
Note 1—Nature of Business
Tower Group, Inc. (the “Company”), through its subsidiaries, offers a broad range of commercial, personal and specialty property and casualty insurance products and services to businesses in various industries and to individuals. The Company’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “TWGP.”
The Company has changed the presentation of its business results, beginning January 1, 2009, by allocating its previously reported insurance segment into brokerage insurance and specialty business, based on the way management organizes the segments for making operating decisions and assessing profitability. The prior period segment disclosures have been restated to conform to the current presentation. We now report three operating segments as follows:
•	Brokerage Insurance (“Brokerage”) Segment offers a broad range of commercial lines and personal lines property and casualty insurance products to small to mid-sized businesses and individuals distributed through a network of retail and wholesale agents on both an admitted and non-admitted basis;
•	Specialty Business (“Specialty”) Segment provides specialty classes of business through program underwriting agents. This segment also includes reinsurance solutions provided primarily to small insurance companies; and
•	Insurance Services (“Services”) Segment provides underwriting, claims and reinsurance brokerage services to insurance companies.
On February 5, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of CastlePoint Holdings, Ltd. (“CastlePoint”), a Bermuda exempted corporation. CastlePoint was a Bermuda holding company organized to provide property and casualty insurance and reinsurance business solutions, products and services primarily to small insurance companies and program underwriting managers in the United States.
On February 27, 2009, the Company and its subsidiary, CastlePoint, completed the acquisition of HIG, Inc. (“Hermitage”), a property and casualty insurance holding company. Hermitage offers both admitted and excess and surplus lines (“E&S”) products. This transaction further expanded the Company’s wholesale distribution system nationally and established a network of retail agents in the Southeast.
On October 14, 2009, the Company completed the acquisition of the renewal rights to the workers compensation business of AequiCap Program Administrators, Inc. (“AequiCap”), an underwriting agency based in Fort Lauderdale, Florida.
On November 13, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of Specialty Underwriters’ Alliance, Inc. (“SUA”). SUA offers specialty commercial property and casualty insurance products through program underwriting managers that serve niche groups of insureds.
Note 2—Accounting Policies and Basis of Presentation
Basis of Presentation
The consolidated financial statements include the accounts of Tower Group, Inc. (“Tower”) and its insurance subsidiaries, Tower Insurance Company of New York (“TICNY”), Tower National Insurance Company (“TNIC”), Preserver Insurance Company (“PIC”), North East Insurance Company (“NEIC”), Mountain Valley Indemnity Company (“MVIC”), CastlePoint Insurance Company (“CPIC”), CastlePoint Reinsurance Company, Ltd. (“CPRe”), CastlePoint Florida Insurance Company (“CPFL”), Hermitage Insurance Company (“HIC”), Kodiak Insurance Company (“KIC”), and SUA Insurance Company (“SUA”) (renamed CastlePoint National Insurance Company (“CPNIC”)) (collectively the “Insurance Subsidiaries”), and its managing general agencies, Tower Risk Management Corp. (“TRM”), CastlePoint Management Corp. (“CPM”) and AequiCap CP Services Group, Inc. (renamed CastlePoint Risk Management of Florida, Inc. (“CPRMFL”)). The Company has four intermediate holding companies, Preserver Group, Inc. (“PGI”), Ocean I Corporation, CastlePoint Bermuda Holdings, Ltd. (“CBH”), and HIG, Inc. (“Hermitage”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses and the related disclosures as of the date of the financial statements. As more information becomes available, actual results could differ, perhaps substantially, from those estimates.
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation. None of these reclassifications had an effect on the Company’s consolidated net earnings, total stockholders’ equity or cash flows.
Net Premiums Earned
Insurance policies issued or reinsured by the Company are short-duration contracts. Accordingly, premium revenue, including direct writings and reinsurance assumed, net of premiums ceded to reinsurers, is recognized on a pro-rata basis over the terms of the underlying policies. Unearned premiums represent premium applicable to the unexpired risk of in-force insurance contracts at each balance sheet date. Prepaid reinsurance premiums represent the unexpired portion of reinsurance premiums on risks ceded and are earned consistent with premiums.
Ceding Commission Revenue
Commissions on reinsurance premiums ceded are earned in a manner consistent with the recognition of the costs to acquire the underlying policies, generally on a pro-rata basis over the terms of the policies reinsured. Certain reinsurance agreements contain provisions whereby the ceding commission rates vary based on the loss experience of the policies covered by the agreements. The Company records ceding commission revenue based on its current estimate of losses on the reinsured policies subject to variable commission rates. The Company records adjustments to the ceding commission revenue in the period that changes in the estimated losses are determined.
Insurance Services Revenue
Direct commission revenue from the Company’s managing general underwriting services is recognized and earned as insurance policies are placed with the issuing companies of TRM, CPM, and CPRMFL. Fees relating to the provision of reinsurance intermediary services are earned when the Company’s Insurance Subsidiaries or the issuing companies of TRM, CPM, and CPRMFL cede premiums to reinsurers. Claims administration fees and other administration revenues are earned as services are performed.
Policy Billing Fees
Policy billing fees are earned as they are collected. These fees include installment and other fees related to billing and collections.
Loss and Loss Adjustment Expenses (“LAE”)
The liability for loss and LAE represents management’s best estimate of the ultimate cost and expense of all reported and unreported losses that are unpaid as of the balance sheet date and the fair value adjustments related to the acquisitions of CastlePoint, Hermitage and SUA. The liability for loss and LAE is generally estimated on an undiscounted basis, using individual case-basis valuations, statistical analyses and various actuarial procedures. The Company recorded a tabular reserve discount for workers’ compensation and excess workers’ compensation claims in the amount of $4.5 million at December 31, 2009, primarily due to the acquisition of SUA The gross undiscounted amount of these reserves was $166.8 million. The projection of future claims payments and reporting is based on an analysis of the Company’s historical experience, supplemented by analyses of industry loss data. Management believes that the liability for loss and LAE is adequate to cover the ultimate cost of losses and claims to date; however, because of the uncertainty from various sources, including changes in reporting patterns, claims settlement patterns, judicial decisions, legislation, and economic conditions, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. As adjustments to these estimates become necessary, such adjustments are reflected in expense for the period in which the estimates are changed. Because of the nature of the business historically written, the Company’s management believes that the Company has limited exposure to environmental claim liabilities.
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
Reinsurance
The Company uses reinsurance to limit its exposure to certain risks. Management has evaluated its reinsurance arrangements and determined that significant insurance risk is transferred to the reinsurers. Reinsurance agreements have been determined to be short-duration prospective contracts and, accordingly, the costs of the reinsurance are recognized over the life of the contracts in a manner consistent with the earning of premiums on the underlying policies subject to the reinsurance contract.
Reinsurance recoverable represents management’s best estimate of paid and unpaid loss and LAE recoverable from reinsurers. Ceded losses recoverable are estimated using techniques and assumptions consistent with those used in estimating the liability for loss and LAE. These techniques and assumptions are continually reviewed and updated with any resulting adjustments recorded in current earnings. Loss and LAE incurred as presented in the consolidated statement of income and comprehensive net income are net of reinsurance recoveries.
Management estimates uncollectible amounts receivable from reinsurers based on an assessment of a number of factors. The Company recorded no allowance for uncollectible reinsurance at December 31, 2009 and 2008 and did not write-off any balances from reinsurers during the three year period ended December 31, 2009.
Cash and Cash Equivalents
Cash consists of cash in banks, generally in operating accounts. The Company maintains its cash balances at several financial institutions. Management monitors balances in excess of insured limits and believes they do not represent a significant credit risk to the Company.
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are presented at cost, which approximates fair value.
Investments
The Company’s fixed-maturity and equity securities are classified as available-for-sale and carried at fair value. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors.
Fair value for fixed-maturity securities and equity securities is based on quoted market prices or a recognized pricing service, with limited exceptions as discussed in “Note 5 – Fair Value Measurements”. Changes in unrealized gains and losses, net of tax effects, are reported as a separate component of other comprehensive income while cumulative unrealized gains and losses are reported in stockholders’ equity as a separate component. Realized gains and losses are determined on the specific identification method. Investment income is recorded when earned and includes the amortization of premium and discount on investments.
The Company regularly reviews its fixed-maturity and equity security portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, management considers, among other criteria: (i) the overall financial condition of the issuer, (ii) the current fair value compared to amortized cost or cost, as appropriate; (iii) the length of time the security’s fair value has been below amortized cost or cost; (iv) specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-

payment of scheduled interest payments; (v) whether management intends to sell the security and, if not, whether it is not more likely than not that the Company will be required to sell the security before recovery of its cost or amortized cost basis; (vi) specific cash flow estimations for certain mortgage-backed securities and (vii) current economic conditions. If an other-than-temporary-impairment (“OTTI”) loss is determined for a fixed-maturity security, the credit portion is recorded in the statement of income as net realized losses on investments and the non-credit portion is recorded in accumulated other comprehensive income. The credit portion results in a permanent reduction of the cost basis of the underlying investment.
Fair Value
GAAP establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) followed by similar but not identical assets or liabilities (Level 2) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded, including during periods of market disruption, and the reliability and transparency of the assumptions used to determine fair value. The hierarchy requires the use of observable market data when available.
The Company uses outside pricing services and, to a lesser extent, brokers to assist in determining fair values. For investments in active markets, the Company uses the quoted market prices provided by the outside pricing services to determine fair value. The outside pricing services used by the Company have indicated that they will only provide prices where observable inputs are available. In circumstances where quoted market prices are unavailable, the Company utilizes fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs.
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
Premiums Receivable
Premiums receivable represent amounts due from insureds and reinsureds for insurance coverage and are presented net of an allowance for doubtful accounts of $1.3 million and $0.6 million at December 31, 2009 and 2008, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible agent’s premiums receivable of $0.9 million, $0.4 million, and $0.2 million were written off in 2009, 2008 and 2007, respectively.
With respect to the business produced by TRM for other issuing carriers, agents collect premiums from the policyholders and forward them to TRM. In certain jurisdictions, when the insured pays a premium for these policies to agents for payment to TRM, the premiums are considered to have been paid and the insured will no longer be liable to TRM for those amounts, whether or not TRM has actually received the premiums from the agent. Consequently, TRM assumes a degree of credit risk associated with agents and brokers. The Company recorded no losses in 2009, 2008 and 2007 for this activity.
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
Goodwill and Intangible Assets
In business combinations, including the acquisition of a group of assets, the Company allocates the purchase price to the net tangible and intangible assets acquired based on their relative fair values. Any portion of the purchase price in excess of this amount results in goodwill. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life and goodwill are not amortized and are subject to annual impairment testing. The Company conducted the required annual goodwill and intangible asset impairment testing as of September 30 for 2009 whereas it had performed this testing as of December 31 in prior years. All identifiable intangible assets and goodwill are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. No impairment losses were recognized in 2009, 2008 and 2007.
Fixed Assets
Furniture, leasehold improvements, computer equipment, and software are reported at cost less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. The Company estimates the useful life for computer equipment to be three years, computer software, three to seven years, furniture and other equipment seven years and leasehold improvements is the term of the lease.
Investment in Unconsolidated Affiliate
Although the Company owned less than 20% of the outstanding common stock of CastlePoint Holdings, Ltd. (“CastlePoint”) at December 31, 2008, it recorded its investment in CastlePoint under the equity method of accounting as it was able to significantly influence the operating and financial policies and decisions of CastlePoint. The Company acquired 100% of the common stock of CastlePoint on February 5, 2009, at which time it became a wholly-owned subsidiary.
Statutory Business Trusts
The Company does not consolidate its interest in the statutory business trusts for which the Company holds 100% of the common trust securities because Tower is not the primary beneficiary of the trusts. See “Note 12 – Debt” for more details. The Company’s investment in common trust securities of the statutory business trust are reported in balance sheet at equity. The Company reports as a liability the outstanding subordinated debentures owed to the statutory business trusts.
Income Taxes
Pursuant to a Tax Sharing Agreement, each of the entities in the group is required to make payments to Tower for federal income tax imposed on its taxable income in a manner consistent with filing a separate federal income tax return (but subject to certain limitations that are applied to the Tower consolidated group as a whole).
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized.
Treasury Stock
The Company accounts for the treasury stock at the repurchase price as a reduction to stockholders’ equity as it does not intend to retire the treasury stock held at December 31, 2009.
Stock-based Compensation
The Company accounts for restricted stock shares and options awarded at fair value at the date awarded and compensation expense is recorded over the requisite service period that has not been rendered. The Company amortizes awards with graded vesting on a straight-line basis over the requisite service period.
Assessments
Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the payment of a claim. The Company is subject to a variety of assessments. Among such assessments are state guaranty funds as well as workers’ compensation second injury funds. State guaranty fund assessments are used by state insurance oversight boards to cover losses of policyholders of insolvent insurance companies and for the operating expenses of such agencies. The Company uses estimates derived from state regulators and/or NAIC Tax and Assessments Guidelines.

Earnings per Share
The Company measures earnings per share at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing income (loss) allocable to common stockholders by the weighted average number of common shares outstanding during the year. This weighted average number of shares includes unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents whether paid or unpaid (“participating securities”). Diluted earnings per share is calculated by dividing income (loss) allocable to common stockholders by the weighted average number of common shares outstanding during the year, as adjusted for the potentially dilutive effects of stock options, warrants, unvested restricted stock and/or preferred stock that are not participating securities, unless common equivalent shares are antidilutive.
Concentration and Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and accounts receivable. Investments are diversified through many industries and geographic regions through the use of money managers who employ different investment strategies. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. The premiums receivable balances are generally diversified due to the number of entities comprising the Company’s distribution force and its customer base, which is largely concentrated in the Northeast (primarily New York), Florida, Texas and California. To reduce credit risk, the Company performs ongoing evaluations of its distribution force’s and customers’ financial condition. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers and, in certain cases, requires collateral from its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Management’s policy is to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.
One agent accounted for approximately 4%, 7% and 12%, respectively, of the Insurance Subsidiaries and TRM’s premiums receivable balances at December 31, 2009, 2008 and 2007. The same agent accounted for 10%, 10% and 11% of the Insurance Subsidiaries’ direct premiums written and TRM’s premiums produced in 2009, 2008 and 2007, respectively. In addition, SUA has one agent that accounted for 12% of the Insurance Subsidiaries and TRM’s premiums receivable balance at 2009.
The line of business that subjects the Company to concentration risk is primarily the commercial multiple-peril line. For the years ended December 31, 2009, 2008 and 2007, 33%, 42% and 42%, respectively, of gross premiums earned were for the commercial multiple-peril line.
Statutory Accounting Principles
The Company’s Insurance Subsidiaries are required to prepare statutory basis financial statements in accordance with practices prescribed or permitted by the state in which they are domiciled. See “Note 20 — Statutory Financial Information and Accounting Policies” for more details.
Accounting Pronouncements
Accounting guidance adopted in 2009
In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance on business combinations, where an acquiring entity is required to recognize assets acquired and liabilities assumed at fair value, with very few exceptions. In addition, transaction costs are no longer included in the measurement of the cost of the business acquired, but are expensed as incurred. The new guidance applies to all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the guidance on January 1, 2009. See Note 3 – “Acquisitions” for additional information.
On January 1, 2009, guidance regarding fair value measurements for certain nonfinancial assets and nonfinancial liabilities and associated required disclosures became effective and the Company applied the guidance to the nonfinancial assets and nonfinancial liabilities measured at fair value resulting from the business combinations during 2009.

In April 2008, the FASB issued new guidance in determining the useful life of a recognized intangible asset. The purpose of this guidance is to improve consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset for purposes of determining possible impairments. This guidance requires an entity to disclose information related to the extent the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. This guidance is required to be applied prospectively to all new intangible assets acquired after January 1, 2009. The Company adopted the new guidance on January 1, 2009, with no material effects on the financial statements.
In June 2008, the FASB issued new guidance related to earnings per share (“EPS”) calculations and the participating securities in the basic earnings per share calculation under the two-class method. This new guidance requires that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented have been adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the guidance. The Company adopted the guidance on January 1, 2009, which did not have a material effect on the Company’s earnings per share.
In April, 2009, the FASB issued new guidance to help an entity in determining whether a market for an asset is not active and when a price for a transaction is not distressed. The guidance includes the following two steps:
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
In April 2009, the FASB issued new guidance for Other-Than-Temporary-Impairment (“OTTI”) of fixed-maturity securities for which management asserts that it does not have the intent to sell the security and it is more likely than not that it will not be required to sell the security before recovery of cost or amortized cost. Subsequent to this guidance, companies are required to separate OTTI into (a) the amount representing the credit loss, which continues to be recorded in earnings, and (b) the amount related to all other factors, which is recorded in other comprehensive net income/loss. The new guidance required a cumulative-effect adjustment for those securities that were other-than-temporarily-impaired at the effective date. This cumulative-effect adjustment reclassifies the noncredit portion of a previously other-than-temporarily-impaired instrument held at the effective date, net of related tax effects, to accumulated other comprehensive net income/loss from retained earnings. Early adoption was permitted for periods ending after March 15, 2009. The Company adopted the guidance on January 1, 2009, and was required to make a cumulative effect adjustment to the opening balance of retained earnings for the non-credit portion of the previously recorded other-than-temporarily securities in the amount of $1.6 million, net of tax.
As a result of adopting the guidance, the amounts of net investment income, net realized investment losses from impairment charges and net income reported for the year ended December 31, 2009 were different than the amounts that would have been reported under the previous accounting guidance. The guidance resulted in less net realized investment losses from impairment in 2009, and accordingly, an increase in net income of approximately $13.5 million ($20.7 million pretax) or $0.34 per share, basic and diluted.
In April, 2009, the FASB issued new guidance regarding requirements for disclosures relating to fair value of financial instruments. This guidance specifies that after reporting periods ended June 15, 2009, all interim, as well as annual, financial statements must contain the additional disclosures regarding fair value of financial instruments. Early adoption was permitted for periods ending after March 15, 2009. The Company adopted this guidance on January 1, 2009. As this guidance relates to disclosure rather than measurement of assets and liabilities, there will be no effect on the financial results or position of the Company.
In May 2009, the FASB issued new guidance requiring entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The Company implemented this guidance as of April 1, 2009. As this guidance relates to disclosure rather than measurement of assets and liabilities, there will be no effect on the financial results or position of the Company.

In June 2009, the FASB issued guidance establishing a new hierarchy of generally accepted accounting principles called “FASB Accounting Standards Codification”. The new hierarchy is the new single source of authoritative nongovernmental U.S. generally accepted accounting principles. The codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. Effective for interim and annual periods that end after September 15, 2009, the Company implemented this guidance as of July 1, 2009 and has removed all references to prior authoritative literature.
In August 2009, the FASB issued new guidance concerning the fair value measurement of liabilities. This new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, fair value can be measured using a valuation technique that uses the quoted price of the identical liability when traded as an asset (Level 1) or similar liability when traded as an asset (Level 2) or another valuation technique that is consistent with the principals of fair value. Under this guidance, a company is not required to make an adjustment to reflect the existence of a restriction that prevents the transfer of the liability. This guidance is effective for the first reporting period, including interim periods, beginning after issuance. The Company adopted this guidance on October 1, 2009, with no material effect on the financial statements.
Accounting guidance not yet effective
In June 2009, the FASB issued new guidance which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The new guidance enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. This guidance will be effective for annual reporting periods beginning on or after January 1, 2010. Early application is not permitted. The Company is currently analyzing the effect this guidance may have on its financial statements.
In June 2009, the FASB issued new guidance which concerns the consolidation of variable interest entities and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly affect the other entity’s economic performance. The new guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective for annual reporting periods beginning on or after January 1, 2010. Early application is not permitted. The Company is currently analyzing the effect this guidance may have on its financial statements.
In January 2010, the FASB issued new guidance that requires additional disclosure of the fair value of assets and liabilities. This guidance calls for additional disclosures to be made about significant transfers in and out of Levels 1 and 2 of the fair value hierarchy within GAAP. This requirement will be effective for annual and interim periods beginning after December 15, 2009. This guidance also calls for additional disclosure about the gross activity within Level 3 of the fair value hierarchy within GAAP as opposed to the net disclosure currently required. This disclosure will be effective for annual and interim periods beginning after December 15, 2010. As this guidance relates to disclosure rather than measurement of assets and liabilities, there will be no effect on the financial results or position of the Company. The Company will comply with the disclosure requirements as they become effective.
Note 3—Acquisitions
Acquisition of Specialty Underwriters’ Alliance, Inc.
On November 13, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of Specialty Underwriters’ Alliance, Inc. (“SUA”), a specialty property and casualty insurance company for $106.7 million.
The acquisition was accounted for using the purchase method in accordance with GAAP guidance on business combinations effective in 2009. The purchase consideration consists primarily of 4,460,092 shares of Tower common stock with an aggregate value of $105.9 million issued to SUA shareholders at a ratio of 0.28 shares of Tower common stock for each share of SUA common stock. Additionally, $0.7 million related to the replacement of SUA employee stock options with Tower common stock options was included in the purchase consideration. The Company issued 201,058 employee stock options to replace the SUA employee stock options as of the acquisition date and 92,276 shares for deferred restricted stock awards.

The following table presents the fair value of assets acquired and liabilities assumed with the acquisition of SUA and the fair value hierarchy level under GAAP as of November 13, 2009:

($ in thousands)	Level 1	Level 2	Level 3	Total

Assets
Investments	$4,734	$241,515	$-	$246,249
Cash and cash equivalents	54,377	-	-	54,377
Receivables	-	-	62,039	62,039
Prepaid reinsurance premiums	-	-	1,930	1,930
Reinsurance recoverable	-	-	73,888	73,888
Deferred acquisition costs/VOBA	-	-	17,149	17,149
Deferred income taxes	-	-	11,450	11,450
Intangibles	-	-	11,930	11,930
Other assets	-	-	21,133	21,133
Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	-	-	(252,905)	(252,905)
Unearned premium	-	-	(98,577)	(98,577)
Other liabilities	-	-	(28,814)	(28,814)

Net assets acquired				119,849

Total purchase consideration				106,663

Gain on bargain purchase				$(13,186)

The Company began consolidating the financial results of SUA as of the date of acquisition. As the fair value of net assets acquired was in excess of the total purchase consideration, the gain on bargain purchase of $13.2 million shown in the schedule above has been recognized in other income. The assets and liabilities were adjusted to fair value as of the acquisition date, and as a part of these adjustments the nominal value of the loss and loss adjustment expense reserves was increased by $25.7 million. The valuation model then used an estimate of net nominal future cash flows related to the loss and loss adjustment expense reserves which were adjusted for the time value of money at a risk free rate and a risk margin to compensate Tower for bearing the risk associated with the liabilities. The adjustment for the time value of money and a risk margin amounted to $1.9 million. The total fair value adjustment impacting loss and loss adjustment expense reserves totaled $27.6 million. This adjustment is based upon our actuaries’ best estimate of SUA’s reserves using loss reserving techniques consistent with those utilized by Tower for lines of business that have relatively long reporting and settlement claims patterns. The Company incurred approximately $2.3 million of transaction costs, including legal, accounting, investment advisory and other costs directly related to the acquisition which were expensed in 2009.
Acquisition of the Renewal Rights of AequiCap
On October 14, 2009, the Company completed the acquisition of the renewal rights to the workers’ compensation business of AequiCap Program Administrators Inc. (“AequiCap”), an underwriting agency based in Fort Lauderdale, Florida. The acquired business primarily consists of small, low to moderate hazard workers’ compensation policies in Florida. Most of the employees of AequiCap involved in the servicing of the workers’ compensation business became employees of the Company. The acquisition of this business strengthens the Company’s regional presence in the Southeast.
The acquisition was accounted for using the purchase method in accordance with recently issued GAAP guidance on business combinations. Under the terms of the Agreement, the Company acquired AequiCap for $5.5 million in cash. The distribution network was the only identifiable intangible asset acquired. The fair value of this asset was $5.3 million and the fair value of miscellaneous assets acquired was $0.1 million resulting in $0.1 million of goodwill.
Acquisition of CastlePoint Holdings, Ltd.
On February 5, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of CastlePoint, a Bermuda exempted corporation. The acquisition was accounted for using the purchase method in accordance with GAAP guidance on business combinations effective in 2009. The Company acquired CastlePoint for $491.4 million consisting of 16,869,572 shares of Tower common stock with an aggregate value of $421.7 million, $4.4 million related to the fair value of unexercised warrants, and $65.3 million of cash. The Company issued 1,148,308 employee stock options to replace the CastlePoint employee and director stock options as of the acquisition date. The value of the Company’s stock options attributed to the services rendered by the CastlePoint employees as of the acquisition date totaled $9.1 million and is included in the purchase consideration. Also, the fair value of the CastlePoint acquisition included the fair value of the Company’s previously held interest in CastlePoint and is presented as follows:

($ in thousands)

Purchase consideration	$491,366
Fair value of outstanding CastlePoint stock options	9,138

Total purchase consideration	500,504
Fair value of previously held investment in CastlePoint	34,673

Fair value of CastlePoint at acquisition	$535,177

CastlePoint was a Bermuda holding company organized to provide property and casualty insurance and reinsurance business solutions, products and services primarily to small insurance companies and program underwriting managers in the United States. Program underwriting managers are insurance intermediaries that aggregate insurance business from retail and wholesale agents and manage business on behalf of insurance companies. Their functions may include some or all of risk selection, underwriting, premium collection, policy form and design, and client service. As a result of this transaction, the Company expects to expand and diversify its source of revenue by accessing CastlePoint’s programs, risk sharing and reinsurance businesses.
The Company began consolidating CastlePoint’s financial statements as of the closing date. The purchase consideration has been allocated to the assets acquired and liabilities assumed, including separately identified intangible assets, based on their fair values as of the close of the acquisition, with the amounts exceeding the fair value recorded as goodwill. The goodwill consists largely of the synergies and economies of scale expected from combining the operations of the Company and CastlePoint.
The following presents assets acquired and liabilities assumed with the acquisition of CastlePoint, based on their fair values and the fair value hierarchy level under GAAP as of February 5, 2009:

($ in thousands)	Level 1	Level 2	Level 3	Total

Assets
Investments	$868	$484,937	$229	$486,034
Cash and cash equivalents	307,632	-	-	307,632
Receivables	-	-	211,464	211,464
Prepaid reinsurance premiums	-	-	23,424	23,424
Reinsurance recoverable	-	-	8,249	8,249
Deferred acquisition costs / VOBA	-	-	68,231	68,231
Deferred income taxes	-	-	21,373	21,373
Intangibles	-	-	9,100	9,100
Other assets	-	-	7,448	7,448
Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	-	-	(291,076)	(291,076)
Unearned premium	-	-	(242,365)	(242,365)
Other liabilities	-	-	(130,623)	(130,623)
Subordinated debt	-	-	(134,022)	(134,022)

Net assets acquired				344,869

Purchase consideration				535,177

Goodwill				$190,308

In connection with recording the acquisition, the Company revalued its previous investment in CastlePoint at fair value on the acquisition date, resulting in a gain of $7.4 million, before income taxes. This gain was included in the Consolidated Statements of Income in the first quarter of 2009. The Company incurred approximately $11.4 million of transaction costs, including legal, accounting, investment advisory and other costs directly related to the acquisition, which were expensed in the first quarter of 2009.
Acquisition of Hermitage
On February 27, 2009, the Company completed the acquisition of Hermitage, a property and casualty insurance holding company, from a subsidiary of Brookfield Asset Management Inc. for $130.1 million. Hermitage offers both admitted and Excess & Surplus (“E&S”) lines products. This transaction further expanded the Company’s wholesale distribution system nationally and establishes a network of retail agents in the Southeast.
The Company began consolidating the Hermitage financial statements as of the closing date. The purchase consideration has been allocated to the assets acquired and liabilities assumed, including separately identified intangible assets, based on their fair values as of the close of the acquisition, with the amounts exceeding the fair value recorded as goodwill. The goodwill consists largely of the synergies and economies of scale expected from combining the operations of the Company and Hermitage.

The following table presents assets acquired and liabilities assumed with the acquisition of Hermitage, based on their fair values and the fair value hierarchy level under GAAP as of February 27, 2009:

($ in thousands)	Level 1	Level 2	Level 3	Total

Assets
Investments	$151	$101,296	$-	$101,447
Cash and cash equivalents	88,167	-	-	88,167
Receivables	-	-	11,761	11,761
Prepaid reinsurance premiums	-	-	7,329	7,329
Reinsurance recoverable	-	-	15,390	15,390
Deferred acquisition costs/VOBA	-	-	11,319	11,319
Deferred income taxes	-	-	6,423	6,423
Intangible	-	-	10,830	10,830
Other assets	-	-	2,077	2,077
Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	-	-	(101,297)	(101,297)
Unearned premium	-	-	(45,485)	(45,485)
Other liabilities	-	-	(13,166)	(13,166)

Net assets acquired				94,795

Purchase consideration				130,115

Goodwill				$35,320

The Company recorded goodwill from the acquisitions of CastlePoint, Hermitage and AequiCap in the amount of $184.3 million, $35.3 million and $0.1 million, respectively. The acquisition of SUA resulted in negative goodwill which was recorded as a gain on bargain purchase in the income statement in 2009. The Company estimated that $17.0 million of goodwill related to the Hermitage acquisition is deductible for tax purposes. The Company has determined that none of the goodwill related to the CastlePoint acquisition may be deductible for tax purposes. See “Note 6 – Goodwill and Intangible Assets” for the allocation of goodwill to segments as required by GAAP.
Acquired Companies Contribution to Revenue and Income
For the period covering their respective acquisition dates through year ended December 31, 2009, the Company included total revenues and net income for the companies acquired in 2009 in its Consolidated Statements of Income as follows:

	Year Ended December 31, 2009
($ in thousands)	CastlePoint	Hermitage	SUA

Total Revenue	$410,631	$68,629	$30,275
Net Income	52,409	10,346	1,606
The amounts in the table above include revenues and net income for CastlePoint, Hermitage and SUA based on each company’s net premiums earned prior to pooling. Revenues and net income for CastlePoint Re include the assumed business, on a quota share basis, from the Tower insurance subsidiaries. Net losses incurred and net underwriting expenses incurred are based on the related net ratio of the pool. Net investment income represents actual net investment income earned.

Significant Factors Affecting Acquisition Date Fair Values
Value of Business Acquired (“VOBA”)
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation for the insurance policies that were in force on the acquisition dates was determined by using a cash flow model rather than an observable market price as a liquid market for valuing the in force business could not be determined. The valuation model used an estimate of the underwriting profit and the net nominal future cash flows associated with the in force policies that a market participant would expect as of the dates of the acquisitions. The estimated underwriting profit and the future cash flows were adjusted for the time value of money at a risk free rate and a risk margin to compensate an acquirer for bearing the risk associated with the in force business. An estimate of the expected level of policy cancellations that would occur after the acquisition dates was also included, where applicable.
The underwriting profit component of the VOBA will be amortized in proportion to the timing of the estimated underwriting profit associated with the in force policies acquired. The cash flow or interest component of the VOBA asset will be amortized in proportion to the expected pattern of the future cash flows. The amortization will be reflected as a component of underwriting expenses in both the brokerage insurance and specialty business segments. VOBA is determined at the time of a business combination and is reported on the consolidated balance sheet with DAC.
At the acquisition dates of CastlePoint, Hermitage and SUA, VOBA was $96.7 million, and the Company amortized $80.9 million for the year ended December 31, 2009 with the remainder to be amortized in 2010.
Intangibles
The fair value of intangible assets represents acquired customer relationships, insurance licenses and trademarks. The fair value of customer relationships and trademarks was estimated based upon an income approach methodology. The fair value of insurance licenses was based upon a market approach methodology. Critical inputs into the valuation model for customer relationships included estimations of expected premium and attrition rates, expected operating margins and capital requirements.
Loss and Loss Adjustment Expense Reserves Acquired
The valuation of loss and loss adjustment expense reserves acquired was determined using a cash flow model rather than an observable market price since a liquid market for such underwriting liabilities could not be determined. The valuation model used an estimate of net nominal future cash flows related to liabilities for losses and LAE that a market participant would expect as of the date of the acquisitions. These future cash flows were adjusted for the time value of money at a risk free rate and a risk margin to compensate an acquirer for bearing the risk associated with the liabilities.
The fair value adjustment for loss and LAE of $19.1 million will be amortized over the expected loss and LAE payout pattern and reflected as a component of loss and loss adjustment expenses. The Company amortized $5.0 million for the year ended December 31, 2009 with the remainder to be amortized over the next three to four years.
Non-financial Assets and Liabilities
Receivables, other assets and liabilities were valued at fair value which approximated carrying value.
Pro Forma Results of Operations
Selected unaudited pro forma results of operations assuming the CastlePoint, Hermitage, AequiCap and SUA acquisitions had occurred as of January 1, 2008, are set forth below:

	Year Ended December 31,
(in thousands, except per share amounts)	2009	2008

Total revenue	$1,164,716	$1,056,654
Net income (1)	93,501	74,348
Net income per share-basic	$2.29	$1.85
Net income per share-diluted	$2.27	$1.85

Weighted average common shares outstanding
Basic	40,891	40,095
Diluted	41,108	40,289

(1) The Company excluded certain one-time charges from the pro forma results for the year ended December 31, 2009 and 2008 including, (i) transaction costs of $14.1 million, and $9.4 million, respectively related to the acquisitions of CastlePoint, Hermitage and SUA, (ii) CastlePoint’s severance expenses of $2.0 million for the year ended

December 31, 2009, (iii) Tower’s gain of $7.4 million related to the acquisition of CastlePoint for the year ended December 31, 2009 and (iv) Tower’s gain on bargain purchase of $13.2 million related to the acquisition of SUA for the year ended December 31, 2009.
Note 4 — Investments
The cost or amortized cost and fair value of investments in fixed-maturity securities, equities and short-term investments and gross unrealized gains, losses and other-than-temporary impairment losses as of December 31, 2009 and 2008 are summarized as follows:

	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	OTTI
($ in thousands)	Cost	Gains	Months	Months	Value	Losses (1)

December 31, 2009
U.S. Treasury securities	73,281	235	(225)	-	73,291	-
U.S. Agency securities	40,063	134	(214)	-	39,983	-
Municipal bonds	508,204	18,241	(587)	(143)	525,715	-
Corporate and other bonds	-	-	-
Finance	174,971	11,150	(291)	(1,099)	184,731	-
Industrial	371,848	13,225	(726)	(608)	383,739	-
Utilities	43,154	3,559	(37)	(25)	46,651	-
Commercial mortgage-backed securities	195,580	16,603	(598)	(8,138)	203,447	(7,713)
Residential mortgage-backed securities	-	-	-
Agency backed securities	283,403	6,245	(963)	-	288,685	-
Non-agency backed securities	27,597	2,772	(14)	(2,910)	27,445	(1,948)
Asset-backed securities	11,016	214	(116)	(1,205)	9,909	(1,301)

Total fixed-maturity securities	1,729,117	72,378	(3,771)	(14,128)	1,783,596	(10,962)
Preferred stocks, principally financial sector	77,536	919	(1,441)	(724)	76,290	-
Common stocks	515	78	(150)	-	443	-
Short-term investments	36,500	-	-	-	36,500	-

Total	$1,843,668	$73,375	$(5,362)	$(14,852)	$1,896,829	$(10,962)

December 31, 2008
U.S. Treasury securities	26,482	524	-	-	27,006
U.S. Agency securities	361	38	-	-	399
Municipal bonds	179,734	2,865	(2,485)	(166)	179,948
Corporate and other bonds
Finance	84,579	458	(6,003)	(4,173)	74,860
Industrial	122,599	475	(7,740)	(5,639)	109,695
Utilities	2,829	-	(205)	(204)	2,420
Commercial mortgage-backed securities	52,558	3	(4,399)	(16,626)	31,535
Residential mortgage-backed securities
Agency backed securities	70,416	1,799	(16)	(20)	72,179
Non-agency backed securities	31,441	4	(3,536)	(3,594)	24,315
Asset-backed securities	10,471	32	(2,652)	(49)	7,802

Total fixed-maturity securities	581,470	6,198	(27,036)	(30,471)	530,159
Preferred stocks, principally financial sector	5,551	-	-	(1,857)	3,694
Common stocks	7,175	5	(60)	-	7,120

Total	594,196	6,203	(27,096)	(32,328)	540,973

(1)	Represents the gross unrealized loss on other-than-temporarily impaired securities as of December 31, 2009 recognized in accumulated other comprehensive income (loss).
At December 31, 2009 and 2008, U.S. Treasury Notes and other securities with carrying values of approximately $113.1 million and $21.7 million, respectively, were on deposit with various states to comply with the insurance laws of the states in which the Company is licensed.
Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
($ in thousands)	2009	2008	2007

Income
Fixed-maturity securities	$72,619	$31,791	$28,279
Equity securities	3,600	730	4,332
Cash and cash equivalents	1,103	2,897	4,974
Dividends on common trust securities	559	244	215

Total	77,881	35,662	37,800
Expenses
Investment expenses	3,015	1,094	1,101

Net investment income	$74,866	$34,568	$36,699

Proceeds from the sale and maturity of fixed-maturity securities were $936.6 million, $356.0 million and $199.6 million in 2009, 2008 and 2007, respectively. Proceeds from the sale of equity securities were $50.6 million, $6.5 million and $24.8 million in 2009, 2008 and 2007, respectively.
The Company’s gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Year Ended December 31,
($ in thousands)	2009	2008	2007

Fixed-maturity securities
Gross realized gains	$25,131	$7,322	$3,189
Gross realized losses	(574)	(918)	(599)

	24,557	6,404	2,590

Equity securities
Gross realized gains	528	1,968	1,324
Gross realized losses	(96)	(75)	(11,331)

	432	1,893	(10,007)

Net realized gains (losses) on investments	24,989	8,297	(7,417)

Other-than-temporary impairment losses recognized in earnings
Fixed-maturity securities	(23,488)	(20,215)	(4,879)
Equity securities	-	(2,436)	(5,215)

Total other-than-temporary impairment losses	(23,488)	(22,651)	(10,094)

Total net realized gains (losses), including other-than temporary impairment losses	$1,501	$(14,354)	$(17,511)

The Company may dispose of a particular security due to significant changes in economic facts and circumstances related to an invested asset that have arisen since the Company’s last analysis of the facts supporting the Company’s intent and ability to retain the investment in the security for a period of time sufficient to recover the amortized cost or cost basis as of the prior reporting period.
Impairment Review
The Company regularly reviews its fixed-maturity and equity security portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, management considers, among other criteria: (i) the overall financial condition of the issuer, (ii) the current fair value compared to amortized cost or cost, as appropriate; (iii) the length of time the security’s fair value has been below amortized cost or cost; (iv) specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments; (v) whether management intends to sell the security and, if not, whether it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; (vi) specific cash flow estimations for certain mortgage-backed and asset-backed securities and (vii) current economic conditions. If an other-than-temporary impairment loss is determined for a fixed-maturity security and management does not intend to sell and it is more likely than not that it will not be required to sell the security before recovery of cost or amortized cost, the credit portion is included in the statement of income in net realized investment gains (losses) and the non-credit portion is included in comprehensive net income. The credit portion results in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization.

The Company’s commercial mortgage-backed securities (“CMBS”), non-agency residential mortgage-backed securities (“RMBS”) and corporate bonds represent our largest unrealized loss positions as of December 31, 2009.
For certain non-highly rated structured fixed-maturity securities, the Company determines the credit loss component by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. If the amortized cost is greater than the present value of the expected cash flows, the difference is considered a credit loss and included in net realized investment gains (losses). During the year ended December 31, 2009 the Company recorded $23.5 million of credit related OTTI primarily related to commercial and non-agency residential mortgage-backed securities.
For certain non-structured fixed-maturity securities (U.S. Treasury securities, obligations of U.S. Government and government agencies and authorities, obligations of states, municipalities and political subdivisions, debt securities issued by foreign governments, and certain corporate debt), the estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. The determination of recovery value incorporates an issuer valuation assumption utilizing one or a combination of valuation methods as deemed appropriate by the Company. The present value of the cash flows is determined by applying the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment) and an estimated recovery time frame. Generally, that time frame for securities for which the issuer is in bankruptcy is 12 months. For securities for which the issuer is financially troubled but not in bankruptcy, that time frame is generally longer. Included in the present value calculation are expected principal and interest payments; however, for securities for which the issuer is classified as bankrupt or in default, the present value calculation assumes no interest payments and a single recovery amount. In situations for which a present value of cash flows cannot be estimated, a write down to fair value is recorded.
In estimating the recovery value, significant judgment is involved in the development of assumptions relating to a myriad of factors related to the issuer including, but not limited to, revenue, margin and earnings projections, the likely market or liquidation values of assets, potential additional debt to be incurred pre- or post- bankruptcy/ restructuring, the ability to shift existing or new debt to different priority layers, the amount of restructuring/bankruptcy expenses, the size and priority of unfunded pension obligations, litigation or other contingent claims, the treatment of intercompany claims and the likely outcome with respect to inter-creditor conflicts.
The non-agency RMBS holdings include securities with underlying prime mortgages. Sub-prime and Alt-A mortgages are included in Agency backed Securities. The Company analyzes certain of its RMBS on a quarterly basis using default loss models based on the performance of the underlying loans. Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred. The expected losses for a mortgage pool are compared to the break-even loss, which represents the point at which the Company’s tranche begins to experience losses. The timing of projected cash flows on these securities has changed as economic conditions have prevented the underlying borrowers from refinancing the mortgages underlying these securities, thereby reducing the amount of projected prepayments. Additionally, for certain of the non-agency RMBS holdings, the estimated cash flows have continued to decline throughout the year. This is primarily attributable to the continued decline in home prices during the first half of the year, but which seems to have stabilized during the second half of 2009. Additionally, unemployment has steadily risen throughout 2009 from 7.4% at December 2008 to 10.0% at December 2009. These are critical factors impacting future projected losses. As a result, the default and loss severity estimates have increased based on these home price change estimates and the increase in unemployment. See the table below for a summary of OTTI losses recorded in 2009. The OTTI charges are recognized and recorded in the period when there are adverse changes in projected cash flows, which the Company tests on a quarterly basis.
The Company’s CMBS are also evaluated on a quarterly basis using analytical techniques and various metrics including the level of subordination, debt-service-coverage ratios, loan-to-value ratios, delinquencies, defaults and foreclosures. For certain of the CMBS holdings, the estimated cash flows have continued to decline throughout the year, similar to RMBS. The primary driver of this decline has been an increase of delinquencies from 1.5% at December 31, 2008 to 5.3% by the fourth quarter of 2009. Additionally, the weak economy is causing higher vacancies, negatively impacting income to support debt payments. Furthermore, a lack of financing in the CMBS market and a decline in real estate values is resulting in higher longer term projected losses due to the increase in refinancing risk of commercial loans upon the balloon dates. See the table below for a summary of OTTI losses recorded in 2009. The OTTI charges are recognized and recorded in the period when there are adverse changes in projected cash flows, which the Company tests on a quarterly basis.
The following table shows the number and amount of fixed-maturity and equity securities that the Company determined were OTTI for the years ended December 31, 2009, 2008 and 2007. This resulted in recording impairment write-downs included in net realized investment gains (losses), and reduced the unrealized loss in other comprehensive net income:

	Year Ended December 31,
	2009		2008		2007
($ in thousands)	No.	Amount	No.	Amount	No.	Amount

Corporate and other bonds	14	$(1,851)	3	$(3,276)	2	$(457)
Commercial mortgage-backed securities	50	(25,229)	1	(338)	-	-
Residential mortgage-backed securities	75	(12,479)	17	(14,107)	22	(4,422)
Asset-backed securities	30	(4,651)	3	(2,494)	-	-
Equities	-	-	7	(2,436)	7	(5,215)

	169	(44,210)	31	(22,651)	31	(10,094)

Portion of loss recognized in other comprehensive net income, principally residential mortgage-backed securities		20,722		-		-

Impairment losses recognized in earnings		$(23,488)		$(22,651)		$(10,094)

The following table provides a rollforward of the cumulative pre-tax amount of OTTI showing the amounts that have been included in earnings for securities still held for the year ended December 31, 2009:

($ in thousands)

Balance, January 1, 2009	$24,638
Cumulative effect of adjustment upon adoption of 2009 GAAP guidance on OTTI	(2,497)
No OTTI has been previously recognized	16,076
OTTI has been previously recognized	7,412
Securities sold during the period (realized)	(4,895)

Balance, December 31, 2009	$40,734

Unrealized Losses
There are 525 investment positions at December 31, 2009 that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Temporary losses on investments resulted primarily from purchases made in a lower interest rate environment or lower yield spread environment as opposed to market illiquidity and market dislocation that existed during 2008. There have been some ratings downgrades within the corporate sector due to the weak, but improving, economic environment. However, after analyzing the credit quality, balance sheet strength and company outlook, management believes these securities will recover in value as liquidity and the economy continue to improve. The structured securities that had significant unrealized losses resulted from continuing declines in both residential and commercial real estate prices. However, declines in home and commercial property prices have not adversely affected projected cash flows on these securities. To the extent projected cash flows on structured securities change adversely, they would be considered OTTI and an impairment loss would be recognized. The Company considered all relevant factors, including expected recoverability of cash flows, in assessing whether the loss was other than temporary. The Company does not intend to sell these fixed maturity securities and it is not more likely than not that we will be required to sell these securities before recovering their cost basis.
For all securities in an unrealized loss position at December 31, 2009, the Company has received all contractual interest payments (and principal if applicable). Based on the continuing receipt of cash flow and the foregoing analyses, the Company expects continued timely payments of principal and interest and considers the losses to be temporary.
The following table presents information regarding the Company’s invested assets that were in an unrealized loss position at December 31, 2009 and December 31, 2008 by amount of time in a continuous unrealized loss position:

	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Aggregate	Unrealized
($ in thousands)	No.	Value	Losses	No.	Value	Losses	No.	Fair Value	Losses

December 31, 2009
U.S. Treasury securities	24	$43,421	$(225)	-	$-	$-	24	$43,421	$(225)
U.S. Agency securities	21	27,652	(214)	-	-	-	21	27,652	(214)
Municipal bonds	42	50,526	(587)	5	2,569	(143)	47	53,095	(730)
Corporate and other bonds
Finance	32	28,342	(291)	20	14,906	(1,099)	52	43,248	(1,390)
Industrial	104	69,475	(726)	25	14,563	(608)	129	84,038	(1,334)
Utilities	6	3,575	(37)	2	625	(25)	8	4,200	(62)
Commercial mortgage-backed securities	20	25,810	(598)	27	22,904	(8,138)	47	48,714	(8,736)
Residential mortgage- backed securities
Agency backed	43	79,005	(963)	-	-	-	43	79,005	(963)
Non-agency backed	4	1,081	(14)	37	19,672	(2,910)	41	20,753	(2,924)
Asset-backed securities	5	334	(116)	11	2,962	(1,205)	16	3,296	(1,321)

Total fixed-maturity securities	301	329,221	(3,771)	127	78,201	(14,128)	428	407,422	(17,899)
Preferred stocks	87	59,243	(1,441)	6	4,827	(724)	93	64,070	(2,165)
Common stocks	4	31	(150)	-	-	-	4	31	(150)

Total	392	$388,495	$(5,362)	133	$83,028	$(14,852)	525	$471,523	$(20,214)

December 31, 2008
Municipal bonds	53	$49,879	$(2,485)	1	$371	$(166)	54	$50,250	$(2,651)
Corporate and other bonds
Finance	55	42,007	(6,003)	38	20,575	(4,173)	93	62,582	(10,176)
Industrial	110	72,787	(7,740)	32	17,701	(5,639)	142	90,488	(13,379)
Utilities	5	1,974	(205)	2	446	(204)	7	2,420	(409)
Commercial mortgage-backed securities	15	13,997	(4,399)	22	16,430	(16,626)	37	30,427	(21,026)
Residential mortgage- backed securities
Agency backed	6	3,408	(16)	1	582	(20)	7	3,990	(36)
Non-agency backed	32	12,676	(3,536)	16	9,953	(3,594)	48	22,629	(7,130)
Asset-backed securities	20	6,481	(2,652)	2	551	(49)	22	7,032	(2,701)

Total fixed-maturity securities	296	203,209	(27,036)	114	66,609	(30,471)	410	269,818	(57,508)
Preferred stocks	-	-	-	6	3,694	(1,857)	6	3,694	(1,857)
Common stocks	1	1,440	(60)	-	-	-	1	1,440	(60)

Total	297	$204,649	$(27,096)	120	$70,303	$(32,328)	417	$274,952	$(59,425)

The unrealized position associated with the fixed-maturity portfolio included $17.9 million in unrealized losses, consisting primarily of asset-backed and mortgage-backed securities representing 69% and corporate bonds representing 14% of the unrealized loss. The fixed-maturity portfolio unrealized losses included 428 securities which were, in aggregate, approximately 4.0% below amortized cost. Of the 428 investments, 127 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these investments at December 31, 2009 was $14.1 million. The Company does not consider these investments to be other-than-temporarily impaired.
The unrealized losses on the Company’s investments in preferred securities were primarily due to purchases made during the third quarter of 2009 where pricing was adversely affected after the ex-dividend date was declared. The Company evaluated preferred securities that were in an unrealized loss position as of December 31, 2009. The evaluation consisted of a detailed review including but not limited to some or all of the following factors for each security: the current S&P rating, analysts’ reports, past earnings trends and analysts’ earnings expectations for the next 12 months, liquidity, near term financing risk, and whether the company was currently paying dividends on its equity securities. We believe the decline in value to be temporary in nature and we do not consider these investments to be other-than-temporarily impaired.
The following tables stratify, by securitized assets and all other assets, the gross unrealized losses in the Company’s portfolio at December 31, 2009, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

	Securitized Assets
		Total Gross	Decline of Investment Value
	Fair	Unrealized	>15%		>25%		>50%
($ in thousands)	Value	Losses	No.	Amount	No.	Amount	No.	Amount

Unrealized loss for less than 6 months	$106,188	$(1,511)	2	$(42)	2	$(106)	1	$(150)
Unrealized loss for over 6 months	6	(0)	-	-	-	-	-	-
Unrealized loss for over 12 months	3,081	(446)	2	(138)	-	-	5	(179)
Unrealized loss for over 18 months	15,933	(1,753)	4	(431)	2	(99)	2	(311)
Unrealized loss for over 2 years	26,560	(10,234)	8	(1,204)	5	(2,811)	14	(5,432)

	$151,768	$(13,944)	16	$(1,815)	9	$(3,016)	22	$(6,072)

	All Other Assets
		Total Gross	Decline of Investment Value
	Fair	Unrealized	>15%		>25%		>50%
($ in thousands)	Value	Losses	No.	Amount	No.	Amount	No.	Amount

Unrealized loss for less than 6 months	$281,180	$(3,642)	-	$-	2	$(21)	2	$(3)
Unrealized loss for over 6 months	2,759	(127)	1	(1)	-	-	3	(95)
Unrealized loss for over 12 months	58	(172)	-	-	1	(38)	3	(135)
Unrealized loss for over 18 months	10,972	(708)	1	(411)	-	-	-	-
Unrealized loss for over 2 years	24,786	(1,622)	1	(7)	2	(239)	-	-

	$319,755	$(6,271)	3	$(419)	5	$(298)	8	$(233)

The Company evaluated the severity of the impairment in relation to the carrying amount for the securities referred to above and considered all relevant factors, in assessing whether the loss was other-than-temporary. The Company does not intend to sell its fixed-maturity securities, and it is not more likely than not that the Company will be required to sell these investments until there is a recovery of fair value to the Company’s original cost or amortized cost basis, which, for fixed maturities, may be at maturity.
Fixed-Maturity Investments—Time to Maturity
The following table shows the composition of our fixed-maturity portfolio by remaining time to maturity at December 31, 2009 and December 31, 2008. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date.

	December 31, 2009		December 31, 2008
	Amortized		Amortized
($ in thousands)	Cost	Fair Value	Cost	Fair Value

Remaining Time to Maturity
Less than one year	$30,282	$30,465	$8,813	$8,789
One to five years	346,309	355,402	115,645	112,514
Five to ten years	477,843	492,517	189,267	176,218
More than 10 years	357,086	375,726	102,859	96,807
Mortgage and asset-backed securities	517,597	529,486	164,886	135,831

Total	$1,729,117	$1,783,596	$581,470	$530,159

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
As at December 31, 2009 and 2008, the Company’s fixed-maturities and equity investments are allocated among levels as follows:

($ in thousands)	Level 1	Level 2	Level 3	Total

December 31, 2009
Fixed-maturity investments
U.S. Treasury securities	$-	$73,290	$-	$73,290
U.S. Agency securities	-	39,983	-	39,983
Municipal bonds	-	525,716	-	525,716
Corporate and other bonds	-	615,122	-	615,122
Commercial mortgage-backed securities	-	203,447	-	203,447
Residential mortgage-backed securities	-	-	-	-
Agency	-	288,686	-	288,686
Non-agency	-	16,936	10,508	27,444
Asset-backed securities	-	6,821	3,087	9,908

Total fixed-maturities	-	1,770,001	13,595	1,783,596
Equity investments	54,044	22,689	-	76,733
Short-term investments	36,500	-	-	36,500

Total	$90,544	$1,792,690	$13,595	$1,896,829

December 31, 2008
Fixed-maturity investments
U.S. Treasury securities	$-	$27,006	$-	$27,006
U.S. Agency securities	-	399	-	399
Municipal bonds	-	179,948	-	179,948
Corporate and other bonds	-	186,975	-	186,975
Commercial mortgage-backed securities	-	25,940	5,595	31,535
Residential mortgage-backed securities Agency	-	72,179	-	72,179
Non-agency	-	15,720	8,595	24,315
Asset-backed securities	-	3,907	3,895	7,802

Total fixed-maturities	-	512,074	18,085	530,159
Equity investments	5,134	5,680	-	10,814

Total	$5,134	$517,754	$18,085	$540,973

The fair values of the Company’s fixed-maturity and equity investments are determined by management after taking into consideration available sources of data. Management believes that pricing sources, at times, use unrealistically low prices based on trades in inactive or distressed markets. The Company considers various factors that may indicate an inactive market, including levels of activity, source and timeliness of quotes, abnormal liquidity risk premiums, unusually wide bid-ask spreads, and lack of correlation between fair value of assets and relevant indices. If management believes that the price provided from the pricing source is distressed based on the Company’s evaluation of market activity, the Company will use a valuation method that reflects an orderly transaction between market participants, generally a discounted cash flow method that incorporates relevant interest rate, risk and liquidity factors.
77% of the portfolio valuations classified as Level 1 or Level 2 in the above table are priced by utilizing the services of several independent pricing services that provide the Company with a price quote for each security. The remaining 23% of the portfolio valuations represents non-binding broker quotes. The Company has not made any adjustments to the prices obtained from the independent pricing sources and dealers on securities classified as Level 1 or Level 2.
The Level 3 classified securities in the table above consist of securities that were either not traded or very thinly traded due to concerns in the securities market. Management, in conjunction with its outside portfolio manager, considered the various factors that may indicate an inactive market and concluded that prices provided by the pricing sources represented an inactive or distressed market. As a result, prices from independent third party pricing services, broker quotes or other observable inputs were not always available, or were deemed unrealistically low, or, in the case of certain broker quotes, were non-binding. Therefore, the fair values of these securities were determined using a model to develop a security price using future cash flow expectations that were developed based on collateral composition and performance and discounted at an estimated market rate (including estimated risk and liquidity premiums) taking into account estimates of the rate of future prepayments, current credit spreads, credit subordination protection, mortgage origination year, default rates, benchmark yields and time to maturity. For certain securities, non-binding broker quotes were available and these were also considered in determining the appropriateness of the security price.
The Company’s use of Level 3 (the unobservable inputs) included 66 and 60 securities and accounted for approximately 0.7% and 3.3% of total investments at December 31, 2009 and 2008, respectively.
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
The following table summarizes changes in Level 3 assets measured at fair value at December 31, 2009 and 2008:

	Year Ended December 31,
($ in thousands)	2009	2008

Beginning balance, January 1	$18,085	$-
Total gains (losses)-realized / unrealized
Included in net income	(11,321)	(12,290)
Included in other comprehensive income (loss)	1,818	2,945
Purchases, issuances and settlements	3,513	(3,627)
Net transfers into (out of) Level 3	1,501	31,057

Ending balance, December 31	$13,595	$18,085

Note 6—Goodwill and Intangible Assets
Goodwill
Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. See Note 3 — “Acquisitions” for information regarding the calculation of goodwill related to the acquisitions of CastlePoint, Hermitage and AequiCap. The acquisition of SUA resulted in negative goodwill which was recorded as a gain on bargain purchase in income in 2009. Under GAAP, the Company is required to allocate goodwill to its reportable segments. The following is a summary of goodwill by reporting units:

	Brokerage	Specialty	Insurance
($ in thousands)	Insurance	Business	Services	Total

Balance, January 1, 2009	$18,962	$-	$-	$18,962
Additions (a)	193,661	32,067	-	225,728

Total	$212,623	$32,067	$-	$244,690

(a)	Primarily relates to the acquisitions of CastlePoint and Hermitage
The Company performs an analysis annually to identify potential goodwill impairment and measures the amount of any goodwill impairment loss that may need to be recognized. This test is performed during the fourth quarter of each year or more frequently if events or circumstances change in a way that requires the Company to perform the impairment analysis on an interim basis. Goodwill impairment testing requires an evaluation of the estimated fair value of each reporting unit to its carrying value, including the goodwill. An impairment charge is recorded if the estimated fair value is less than the carrying amount of the reporting unit. No impairments have been identified to date.
Intangibles
Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer relationships and trademarks. Insurance company licenses are considered indefinite life intangible assets subject to annual impairment testing. The weighted average amortization period of identified intangible assets with a finite life is 7.1 years as of December 31, 2009.
The components of intangible assets and their useful lives, accumulated amortization, and net carrying value as of December 31, 2009 and 2008 are as follows:

		December 31, 2009			December 31, 2008
	Useful	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
($ in thousands)	(in-yrs)	Amount	Amortization	Amount	Amount	Amortization	Amount

Insurance licenses	-	$17,703	$-	$17,703	$6,503	$-	$6,503
Customer relationships	10-25	39,290	(5,858)	33,432	17,090	(3,129)	13,961
Trademarks	5	2,690	(475)	2,215	-	-	-

Total		$59,683	$(6,333)	$53,350	$23,593	$(3,129)	$20,464

The activity in the components of intangible assets for the year ended December 31, 2009 consisted of intangible assets acquired from business combinations and amortization expense as shown in the table below:

	Insurance	Customer
($ in thousands)	Licenses	Relationships	Trademarks	Total

Balance, January 1, 2009	$6,503	$13,961	$-	$20,464
Additions (a)	11,200	22,200	2,690	36,090
Deductions (b)	-	(2,729)	(475)	(3,204)

Balance, December 31, 2009	$17,703	$33,432	$2,215	$53,350

(a)	Relates to the acquisition of CastlePoint, Hermitage, AequiCap and SUA

(b) Amortization
The Company recorded amortization expense related to intangibles, of $3.2 million, $1.2 million and $1.0 million in 2009, 2008, and 2007, respectively. The estimated amortization expense for each of the next five years is:

($ in thousands)

2010	$5,328
2011	4,175
2012	3,571
2013	2,846
2014	2,464
Note 7—Investment in Unconsolidated Affiliate—CastlePoint
The Company acquired CastlePoint on February 5, 2009, at which time it became a wholly-owned subsidiary and the Company began consolidating its financial results. Changes in the carrying value of the equity investment in CastlePoint are as follows:

	Year Ended December 31,
($ in millions)	2009	2008

Investment in unconsolidated affiliate, beginning of year	$29.3	$32.6
Equity in net income (loss) of CastlePoint	(0.8)	0.3
Equity in net unrealized gain (loss) of the CastlePoint investment portfolio	(0.8)	(3.2)
Dividends received from CastlePoint	(0.1)	(0.4)
Acquisition of CastlePoint by Tower on February 5, 2009	(27.6)	-

Investment in unconsolidated affiliate, end of year	$-	$29.3

The Company and/or its subsidiaries were parties to a master agreement, certain reinsurance agreements, and other agreements, including program management agreements and service and expense sharing agreements, with CastlePoint prior to its acquisition on February 5, 2009. The more significant agreements were the Master Agreement and the Reinsurance Agreement with CastlePoint.
Master Agreement
In April 2006, the Company entered into a master agreement with CastlePoint ( “Master Agreement”). The Master Agreement provided that, subject to the receipt of required regulatory approvals, CastlePoint would manage the traditional program business and the specialty program business, and the Company would manage the brokerage business. The program managers were required to purchase property and casualty excess of loss reinsurance and property catastrophe excess of loss reinsurance from third party reinsurers to protect the net exposure of the participants. In purchasing the property catastrophe excess of loss reinsurance, the manager could retain risk equating to no more than 10% of the combined surplus of the Company and CastlePoint Insurance Company (referred to as the pooled catastrophe retention).
The parties to the Master Agreement agreed to exercise good faith, and to cause their respective subsidiaries to exercise good faith, to carry out the intent of parties in the event the specific agreements contemplated by the Master Agreement must be revised to comply with regulatory requirements. The Master Agreement is no longer in force and effect as of the acquisition of CastlePoint by the Company on February 5, 2009.
Reinsurance Agreements with CastlePoint
The Company’s Insurance Subsidiaries were parties to three multi-year quota share reinsurance agreements with CastlePoint Reinsurance Company, Ltd. (“CastlePoint Reinsurance”) covering brokerage business, traditional program business and specialty program business. These agreements were terminated on December 31, 2008 on a run-off basis.
The following table provides an analysis of the reinsurance activity between the Company and CastlePoint Reinsurance for the years ended December 31, 2008 and 2007, respectively:

	Ceded	Ceded	Ceding	Ceding
	Premiums	Premiums	Commissions	Commission
($ in thousands)	Written	Earned	Revenue	Percentage

2008
Brokerage business	$ 112,710	$ 158,694	$ 56,896	35.9%
Traditional program business	7,648	6,522	1,988	30.5%
Specialty program business and insurance risk-sharing business	64,355	36,696	12,307	33.5%

Total	$ 184,713	$ 201,912	$ 71,191	35.3%

2007
Brokerage business	$ 209,576	$ 184,851	$ 64,199	34.7%
Traditional program business	1,669	950	285	30.0%
Specialty program business and insurance risk-sharing business	9,824	4,030	1,209	30.0%

Total	$ 221,069	$ 189,831	$ 65,693	34.6%

Effective April 1, 2007, under the brokerage business quota share reinsurance agreement, CastlePoint agreed to pay 30% of the Company’s property catastrophe reinsurance premiums relating to the brokerage business pool managed by the Company and 30% of the Company’s net retained property catastrophe losses. CastlePoint and the Company participated proportionately in catastrophe reinsurance on the underlying brokerage business pool. The premium payment was $7.3 million and $2.3 million in 2008 and 2007, respectively. CastlePoint Reinsurance also participated as a reinsurer on the Company’s overall property catastrophe reinsurance program from July 1, 2008 to the date the Company acquired it on February 5, 2009, and from July 1, 2006 to June 30, 2007, and the Company’s excess of loss reinsurance program, effective May 1, 2006 through December 31, 2008. Under the catastrophe and excess reinsurance programs, the Company ceded premiums of $4.5 million and $4.4 million to CastlePoint Reinsurance in 2008 and 2007, respectively.
In addition, the Company entered into two aggregate excess of loss reinsurance agreements for the brokerage business with CastlePoint effective October 1, 2007. The purpose of the two aggregate excess of loss reinsurance agreements was to equalize the loss ratios for the brokerage business written by CastlePoint Insurance Company (“CPIC”) and the Company. Under the first agreement, TICNY reinsured approximately 85% (which percentage to be adjusted to equal Tower’s actual percentage of the total brokerage business written by the Company and CPIC) of CPIC’s brokerage business losses above a loss ratio of 52.5%. Under the second agreement, CPIC reinsured approximately 15% (which percentage to be adjusted to equal CastlePoint’s actual percentage of the total brokerage business written by the Company and CPIC) of the Company’s brokerage business losses above a loss ratio of 52.5%. For the years ended December 31, 2008 and 2007, the Company paid $3.0 million and $0.8 million to CPIC for reinsurance brokerage business written by the Company and received $3.0 million and $0.8 million from CPIC for business assumed which was produced by TRM as part of the brokerage business pool, respectively. The Company recorded $2.7 million and $0 million in net loss recoveries from the aggregate stop loss agreements with CPIC for the years ended December 31, 2008 and 2007, respectively. The aggregate excess of loss agreements were terminated effective December 31, 2008.
At December 31, 2008, the Company’s receivables and payables with CastlePoint arising in the normal course of business were as follows:

($ in thousands)

December 31, 2008
Prepaid reinsurance premiums	$ 95,701
Reinsurance recoverable	182,634
Reinsurance balances payable	(93,381)
Payable to issuing carriers	(46,780)

Total	$ 138,174

Note 8 — Deferred Acquisition Costs and Deferred Ceding Commission Revenue
Acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty business as follows:

($ in thousands)	2009	2008	2007

Deferred acquisition costs net of ceding commission revenue, January 1	$ 53,080	$ 39,271	$ 35,811
Acquisition date balances of acquired companies (VOBA)	96,700	-	13,955
Cost incurred and deferred during years:
Commissions and brokerage	212,478	124,670	88,284
Other underwriting and acquisition costs	121,582	74,363	65,821
Ceding commission revenue	(37,852)	(77,677)	(81,864)

Deferred acquisition costs net of ceding commission revenue	296,208	121,356	72,241
Amortization	(275,336)	(107,547)	(82,736)

Deferred acquisition costs, net of ceding commission revenue, December 31,	$ 170,652	$ 53,080	$ 39,271

Note 9—Fixed Assets
The components of fixed assets are summarized as follows:

		Accumulated
($ in thousands)	Cost	Depreciation	Net

December 31, 2009
Furniture	$ 3,395	$ (1,477)	$ 1,918
Leasehold improvements	14,066	(3,527)	10,539
Computer equipment	16,365	(10,990)	5,375
Software	79,562	(30,965)	48,597

Total	$ 113,388	$ (46,959)	$ 66,429

December 31, 2008
Furniture	$ 2,064	$ (747)	$ 1,317
Leasehold improvements	13,863	(2,313)	11,550
Computer equipment	11,383	(8,374)	3,009
Software	43,029	(19,867)	23,162

Total	$ 70,339	$ (31,301)	$ 39,038

Additions of $15.1 million were attributable to the fair value of fixed assets of acquired companies in 2009.
Included in software are internally developed applications. The Company accounts for costs incurred to develop computer software for internal use in accordance with applicable GAAP guidance. The Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. For the years ended December 31, 2009 and 2008, the Company capitalized software development costs of $13 million and $6.0 million, respectively. As of December 31, 2009 and 2008, net capitalized software costs totaled $29.5 million and $7.8 million, respectively.
Depreciation expense for 2009, 2008 and 2007 was $13.3 million, $10.5 million and $7.7 million, respectively.
Note 10 — Reinsurance
The Company has automatic treaty capacity of $30.0 million for property risks, $1.0 million/ $2.0 million for liability coverages, $50.0 million for workers’ compensation, $5.0 million for umbrella liability and $100.0 million for equipment breakdown. The Company may offer higher limits through its use of facultative reinsurance. In addition, the Company has clash coverage in effect for 2009 for a limit of $9.0 million in excess of $1.0 million which applies to the aggregate liability losses from multiple insureds involved in the same occurrence.
Through various quota share, excess of loss and catastrophe reinsurance agreements, as described further below, the Company limits its exposure to a maximum loss on any one risk:

Maximum Loss
From / To	Exposure

January 1, 2009 - December 31, 2009	$ 1,500,000
October 1, 2008 - December 31, 2008	4,520,000
April 1, 2008 - September 30, 2008	4,750,000
January 1, 2008 - March 31, 2008	4,800,000
January 1, 2007 - December 31, 2007	4,500,000
Certain of the Company’s reinsurance agreements contain provisions for loss ratio caps to provide the reinsurers with some limit on the amount of potential loss being assumed, while maintaining the transfer of significant insurance risk with the possibility of a significant loss to the reinsurer. Loss ratio caps cut off the reinsurers’ liability for losses above a specified loss ratio. The loss ratio caps in the 2005, 2004 and 2003 quota share agreements were 95.0%, 95.0% and 92.0%, respectively. The loss ratio cap in the 2008 Swiss Re quota share agreement was 120%. The loss ratio cap for the brokerage liability quota share agreements effective October 1, 2009 and January 1, 2010 is 110%. There was no loss ratio cap in 2007 and 2006.
The structure of the Company’s reinsurance program enables the Company to reflect significant reductions in premiums written and earned and also provides income as a result of ceding commissions earned pursuant to reinsurance contracts. This structure has enabled the Company to significantly grow its premium volume while maintaining regulatory capital and other financial ratios within expected ranges used for regulatory oversight purposes. The Company’s participation in reinsurance arrangements does not relieve the Company from its obligations to policyholders.
Approximate reinsurance recoverables by reinsurer are as follows:

	Unpaid	Paid
($ in thousands)	Losses	Losses	Total

December 31, 2009
Swiss Reinsurance America Corp.	$39,677	$6,112	$45,789
One Beacon Insurance	42,755	-	42,755
Max Bermuda Ltd.	12,701	-	12,701
Munich Reinsurance America Inc	6,979	3,662	10,641
Tokio Millennium Re Ltd	9,426	625	10,051
Lloyds Syndicates	10,051	(6)	10,045
Axis Reinsurance Co.	9,755	8	9,763
Endurance Reinsurance Corp of America	8,908	19	8,927
Hannover Ruckversicherungs AG	8,246	303	8,549
Platinum Underwriters Reinsurance Inc.	7,334	222	7,556
Westport Insurance Corp.	6,217	20	6,237
Hannover Re Ireland Ltd.	5,224	454	5,678
Midwest Insurance Co.	5,183	243	5,426
QBE Reinsurance Corporation	4,791	212	5,003
Others	22,440	2,945	25,385

Total	$199,687	$14,819	$214,506

December 31, 2008
CastlePoint Reinsurance Company, Ltd.	$135,437	$39,022	$174,459
Munich Reinsurance America Inc	12,964	2,528	15,492
Tokio Millennium Re Ltd	12,814	1,259	14,073
Westport Insurance Corp.	7,459	3,644	11,103
Hannover Re Ireland Ltd.	7,576	935	8,511
CastlePoint Insurance Company	7,600	575	8,175
Endurance Reinsurance Corp of America	6,839	(3)	6,836
Platinum Underwriters Reinsurance Inc.	6,741	1	6,742
Hannover Ruckversicherungs AG	6,052	7	6,059
Swiss Reinsurance America Corp.	5,102	617	5,719
Others	13,645	1,792	15,437

Total	$222,229	$50,377	$272,606

The Company recorded prepaid reinsurance premiums as follows:

	December 31,
($ in thousands)	2009	2008

Swiss Rein America Corp.	$48,443	$41,644
Allianz Risk Transfer AG (Bermuda)	16,125	-
Maiden Insurance Co.	5,565	-
Hannover Ruckversicherungs AG	4,052	2,131
Platinum Underwriters Reinsurance Inc.	3,602	1,010
CastlePoint Reinsurance Company, Ltd.	-	95,701
Others	17,031	13,164

Total	$94,818	$153,650

The following collateral is available to the Company for amounts recoverable from reinsurers as of December 31, 2009 and 2008:

	Regulation	Letters of	Funds
($ in thousands)	114 Trust	Credit	Held	Total

December 31, 2009
AequiCap Insurance Co.	$ -	$ -	$ 350	$ 350
Allianz Risk Transfer AG	-	4,964	-	4,964
Tokio Millennium Re Ltd.	6,638	-	8,437	15,075
Hannover Reinsurance (Ireland) Ltd.	-	4,964	4,938	9,902
Maiden Insurance Company	5,260	-	-	5,260
Max Bermuda Ltd.	12,412	-	-	12,412
Midwest Insurance Company	6,292	-	-	6,292
Swiss Reinsurance America Corp.	31,555	-	-	31,555
Others	-	1,081	12	1,093

Total	$ 62,157	$ 11,009	$ 13,737	$ 86,903

December 31, 2008
CastlePoint Reinsurance Company, Ltd.	$ 225,839	$ -	$ -	$ 225,839
Tokio Millennium Re Ltd.	6,183	-	12,905	19,088
Hannover Reinsurance (Ireland) Ltd.	-	4,964	7,556	12,520
Midwest Insurance Co.	5,322	-	-	5,322
Others	-	796	13	809

Total	$ 237,344	$ 5,760	$ 20,474	$ 263,578

The Company is obliged under the quota share reinsurance agreements, effective October 1, 2003, January 1, 2004 and January 1, 2005, to credit reinsurers with an annual effective yield of 2.5%, 2.5% and 3.0%, respectively, on the monthly balance in the funds held under reinsurance agreements liability accounts. The amounts credited for 2009, 2008 and 2007 were $0.7 million, $0.6 million and $1.2 million, respectively, and have been recorded as interest expense.
Ceding Commissions
The Company earns ceding commissions under quota share reinsurance agreements for 2008, 2007, 2005 and 2004 based on a sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and ceding commissions earned increase when the estimated ultimate loss ratio decreases, and conversely, the commission rate and ceding commissions earned decrease when the estimated ultimate loss ratio increases.
As of December 31, 2009, the Company’s estimated ultimate loss ratios attributable to these contracts are lower than the contractual ultimate loss ratios at which the minimum amount of ceding commissions can be earned. Accordingly, the Company has recorded ceding commissions earned that are greater than the minimum commissions. The relevant estimated ultimate loss ratios and commissions as of December 31, 2009 are set forth below for treaties that remain in effect as of December 31, 2009 ($ in millions):

		Contractual
		Loss Ratio				Maximum
		at Which				Potential
		Minimum				Reduction
		Ceding	Estimated	Ceding		of Ceding
	Treaty	Commission	Ultimate	Commissions	Minimum	Commission
Treaty With	Year	Rate Applies	Loss Ratio	Earned	Commission	Earned

Tokio Millenium	2003	65.6%	64.6%	$ 21.2	$ 20.6	$ 0.6
Hannover Re Ireland	2004	68.0%	52.8%	30.2	20.6	9.6
Hannover Re Ireland	2005	68.0%	52.9%	30.5	20.8	9.7
Swiss Re	2008	61.5%	56.0%	26.0	22.3	3.7
Swiss Re	2009	75.0%	65.0%	6.3	5.5	0.8
Allianz	2009	75.0%	65.0%	2.1	1.9	0.3
Based on the amount of ceded premiums earned, the maximum potential reduction to ceding commissions earned related to an increase in the Company’s estimated ultimate loss ratios is $33.5 million for all treaties for all five years. The ceded premiums for the 2004, 2005, 2006, 2007 and 2008 treaty years have been fully earned as of December 31, 2009. As of December 31, 2009, the ceded premium earned and prepaid reinsurance premiums for the 2009 treaty year were $27.2 million and $59.7 million, respectively.
The estimated ultimate loss ratios are the Company’s best estimate based on facts and circumstances known at the end of each period that losses are estimated. The estimation process is complex and involves the use of informed estimates, judgments and actuarial methodologies relative to future claims severity and frequency, the length of time for losses to develop to their ultimate level, possible changes in law and other external factors. The same uncertainties associated with estimating loss adjustment expense reserves affect the estimates of ceding commissions earned. The Company monitors and adjusts the ultimate loss ratio on a quarterly basis to determine the effect on the commission rate and ceding commissions earned. The increase (decrease) in estimated ceding commission income relating to prior years recorded in 2009, 2008 and 2007 was ($2.2) million, ($1.8) million and ($0.5) million, respectively.
Note 11—Property and Casualty Insurance Activity
Premiums written ceded and earned are as follows:

					Percentage
					Of Amount
					Assumed to
($ in thousands)	Direct	Assumed	Ceded	Net	Net

2009
Premiums written	$ 989,771	$ 80,946	$ 184,528	$ 886,190	9.1%
Change in unearned premiums	(52,554)	28,097	7,022	(31,479)	-89.3%

Premiums earned	$ 937,217	$ 109,043	$ 191,550	$ 854,711	12.8%

2008
Premiums written	$ 627,319	$ 7,501	$ 290,777	$ 344,043	2.2%
Change in unearned premiums	(56,105)	(370)	(26,983)	(29,492)	1.3%

Premiums earned	$ 571,214	$ 7,131	$ 263,794	$ 314,551	2.3%

2007
Premiums written	$ 520,421	$ 3,593	$ 264,832	$ 259,182	1.4%
Change in unearned premiums	(7,189)	5,109	(29,004)	26,924	19.0%

Premiums earned	$ 513,232	$ 8,702	$ 235,828	$ 286,106	3.0%

The components of the liability for loss and LAE expenses (“LAE”) and related reinsurance recoverables are as follows:

	Gross	Reinsurance
($ in thousands)	Liability	Recoverable

December 31, 2009
Case-basis reserves	$ 638,476	$ 98,212
IBNR reserves	493,513	101,475
Recoverable on paid losses	-	14,819

Total	$ 1,131,989	$ 214,506

December 31, 2008
Case-basis reserves	$ 316,284	$ 126,064
IBNR reserves	218,707	96,165
Recoverable on paid losses	-	50,377

Total	$ 534,991	$ 272,606

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE for the year ended December 31, 2009:

	Year ended December 31,
($ in thousands)	2009	2008	2007

Balance at January 1	$534,991	$501,183	$302,541
Less reinsurance recoverables on unpaid losses	(222,229)	(189,525)	(110,042)

	312,762	311,658	192,499
Net reserves, at fair value, of acquired companies	549,978	-	85,055
Incurred related to:
Current year	477,757	171,616	159,512
Prior years	(2,260)	(8,877)	(1,606)

Total incurred	475,497	162,739	157,906
Paid related to:
Current year	154,207	59,205	55,308
Prior years	251,728	102,430	68,494

Total paid	405,935	161,635	123,802

Net balance at end of year	932,302	312,762	311,658
Add reinsurance recoverables on unpaid losses	199,687	222,229	189,525

Balance at December 31	$1,131,989	$534,991	$501,183

Incurred losses and LAE of $483.8 million were reduced by $5.0 million pertaining to the amortization of the reserve risk premium on loss reserves in accordance with GAAP for the business combinations occurring during 2009.
Incurred losses and LAE are net of amounts ceded under reinsurance contracts of $91.3 million, $125.6 million and $106.8 million in 2009, 2008 and 2007, respectively.
Incurred loss and LAE attributable to insured events of prior years decreased by $2.3 million, $8.9 million and $1.6 million in 2009, 2008 and 2007, respectively. Prior year development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects; however, these changes in estimated losses impact the Company’s sliding scale commission income estimates. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and IBNR reserves, giving consideration to Company and industry trends.
Loss and loss adjustment expense reserves. The reserving process for loss and LAE reserves provides for the Company’s best estimate at a particular point in time of the ultimate unpaid cost of all losses and LAE incurred, including settlement and administration of losses, and is based on facts and circumstances then known and including losses that have been incurred but not yet been reported. The liability for loss and LAE also includes the fair value adjustment related to the acquisitions of CastlePoint, Hermitage and SUA The process includes using actuarial methodologies to assist in establishing these estimates, judgments relative to estimates of future claims severity and frequency, the length of time before losses will develop to their ultimate level and the possible changes in the law and other external factors that are often beyond the Company’s control. The methods used to select the estimated loss reserves include the loss ratio projection, loss development projection, and the Bornhuetter-Ferguson (B-F) method. The process produces carried reserves set by management based upon the actuaries’ best estimate and is the result of numerous best estimates made by line of business, accident year, and loss and LAE. The amount of loss and LAE reserves for reported claims is based primarily upon a case-by-case evaluation of coverage, liability, injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and LAE reserves for unreported claims are determined using historical information by line of insurance as adjusted to current conditions. Since our process produces loss and LAE reserves set by management based upon the actuaries’ best estimate, there is no explicit or implicit risk premium provision for uncertainty in the carried loss and LAE reserves, excluding the loss and LAE reserves assumed through business combinations in 2009.

For each acquisition, the Company estimates and records the loss LAE reserves based upon its independent analysis of those reserves. In the case of SUA, the loss and LAE reserves were increased by $27.5 million above the amounts prior to the acquisition, which was comprised of an additional $25.7 million in nominal statutory and GAAP basis reserves based upon the Company’s independent actuarial analysis plus an additional $1.8 million in GAAP basis loss and LAE reserves pertaining to the reserves risk premium required under GAAP.
Included in the reserves for the loss and LAE reserve is $4.5 million of tabular reserve discount for workers’ compensation and excess workers’ compensation claims acquired as part of the SUA transaction.
As of December 31, 2009, the Company had recorded $14.1 million of reserve risk premium on loss reserves in accordance with GAAP for the business combinations occurring during 2009.
The Company has implemented two changes in estimating LAE reserves. These two changes impacted costs to handle litigation for claims handled by the Company’s attorneys and costs to handle litigation for claims handled by attorneys who are not employed by the Company.
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
For LAE stemming from defense by other attorneys who are not employees, the Company implemented automated legal fee auditing in the fourth quarter of 2008.
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
The Company segregates data for estimating loss reserves. Property lines include Fire, Homeowners, CMP Property, Multi-Family Dwellings and Auto Physical Damage. Casualty lines include CMP Liability, Other Liability, Workers’ Compensation, Commercial Auto Liability, and Personal Auto Liability. The Company also analyzes and records reserves separately for Specialty Business programs and treaties and for Brokerage Insurance.
Two key assumptions that materially impact the estimate of loss reserves are the loss ratio estimate for the current accident year and the loss development factor selections for all accident years. The loss ratio estimate for the current accident year is selected after reviewing historical accident year loss ratios adjusted for rate changes, trend, and mix of business.
In most cases, the Company’s data have sufficient credibility and historical experience to base development factors on its own data. Where necessary, we supplement our own data with historical experience for the business that is available from the previous insurance carrier, and we may utilize industry loss development factors, where appropriate. There have only been minor changes in selected loss development factors since 2003. The chart below shows the number of years by product line when the Company expects 50%, 90% and 99% of losses to be reported for a given accident year, although for some classes of business the development patterns may be significantly longer:

Number of years
Segment	50%	90%	99%

Fire	< 1 year	< 1 year	2 years
Homeowners	< 1 year	< 2 years	3 years
Multi-Family Dwellings	< 2 years	< 2 years	5 years
CMP Property	< 1 year	1 year	2 years
CMP Liability	< 2 years	5 years	9 years
Workers’ compensation	< 1 year	2 years	5 years
Other liability	3 years	4 years	9 years

Commercial auto liability	< 1 year	3 years	4 years
Auto physical damage	< 1 year	< 1 year	1 year
Personal auto liability	< 1 year	< 2 years	4 years

Loss development methods, the Bornhuetter-Ferguson (B-F) method and variations of this method, and loss ratio projections are the predominant methodologies the Company’s actuaries use to project losses and corresponding reserves. Based on these methods the Company’s actuaries determine a best estimate of the loss reserves. All of these methods are standard actuarial approaches in the industry. Generally, the loss development methods are relied upon for older accident years, and the loss ratio method is used for the most recent accident year when there is less reliability in the loss development methods. The B-F method combines the loss ratio method and the loss development methods to determine loss reserves by adding an expected development (loss ratio times premium times percent unreported) to the case reserves, and this method may be utilized for the most recent accident year or relatively immature accident years when the loss development methods are not fully reliable.
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
In New York State, lawsuits for negligence, subject to certain limitations, must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to IBNR is relatively limited, although there remains a possibility of adverse development on reported claims. This is reflected by the loss development for our Brokerage Insurance segment for which New York State comprises a significant proportion of the business, particularly for older accident years. However, there are no assurances that future loss development and trends will be consistent with its past loss development history, and so adverse loss reserves development remains a risk factor to the Company’s business.
Note 12—Debt
Subordinated Debentures
The Company and its wholly-owned subsidiaries have issued trust preferred securities through wholly-owned Delaware statutory business trusts. The trusts use the proceeds of the sale of the trust preferred securities and common securities that the Company acquired from the trusts to purchase junior subordinated debentures from the Company with terms that match the terms of the trust preferred securities. Interest on the junior subordinated debentures and the trust preferred securities is payable quarterly. In some cases, the interest rate is fixed for an initial period of five years after issuance, then floats with changes in the London Interbank Offered Rate (“LIBOR”) and in other cases the interest rate floats with LIBOR without any initial fixed-rate period. The principal terms of the outstanding trust preferred securities, including those which were assumed by the Company through acquisitions, are summarized in the following table:

Principal
					Amount of	Amount of
					Investment in	Junior
					Common	Subordinated
		Maturity	Early	Interest	Securities of	Debenture
Issue Date	Issuer	Date	Redemption	Rate	Trust	Issued to Trust

May 2003	Tower Group Statutory Trust I	May 2033	At our option at par on or after May 15, 2008	Three-month LIBOR plus 410 basis points	$0.3 million	$10.3 million

September 2003	Tower Group Statutory Trust II	September 2033	At our option at par on or after September 30, 2008	7.5% until September 30, 2008; three-month LIBOR plus 400 basis points thereafter	$0.3 million	$10.3 million

May 2004	Preserver Capital Trust I	May 2034	At our option at par on or after May 24, 2009	Three-month LIBOR plus 425 basis points	$0.4 million	$12.4 million

December 2004	Tower Group Statutory Trust III	December 2034	At our option at par on or after December 15, 2009	7.4% until December 7, 2009; three-month LIBOR plus 340 basis points thereafter	$0.4 million	$13.4 million

December 2004	Tower Group Statutory Trust IV	March 2035	At our option at par on or after December 21, 2009	Three-month LIBOR plus 340 basis points	$0.4 million	$13.4 million

March 2006	Tower Group Statutory Trust V	April 2036	At our option at par on or after April 7, 2011	8.5625% until March 31, 2011; three-month LIBOR plus 330 basis points thereafter	$0.6 million	$20.6 million

January 2007	Tower Group Statutory Trust VI	March 2037	At our option at par on or after March 15, 2012	8.155% until January 25, 2012; three-month LIBOR plus 300 basis points thereafter	$0.6 million	$20.6 million

December 2006	CastlePoint Management Statutory Trust II	December 2036	At our option at par on or after December 14, 2011	8.5551% until December 14, 2011; three-month LIBOR plus 330 basis points thereafter	$1.6 million	$51.6 million

December 2006	CastlePoint Management Statutory Trust I	December 2036	At our option at par on or after December 1, 2011	8.66% until December 1, 2011; three-month LIBOR plus 350 basis points thereafter	$1.6 million	$51.6 million

September 2007	CastlePoint Bermuda Capital Trust I	December 2037	At our option at par on or after September 27, 2012	8.39% until September 27, 2012; three-month LIBOR plus 350 basis points thereafter	$0.9 million	$30.9 million

The carrying amount reported for the subordinated debentures was $235.1 million and $101.0 million at December 31, 2009 and 2008, respectively. Based upon models using the spreads between the interest rates on the subordinated debt and 30 year Treasury Notes, management has estimated the fair value of the subordinated debt to be $248.4 million at December 31, 2009.
Total interest expense incurred for all subordinated debentures, including amortization of deferred origination costs, was $17.4 million, $7.9 million and $8.2 million, respectively, for the three years ended December 31, 2009, 2008 and 2007.
Aggregate scheduled maturities of the subordinated debentures at December 31, 2009 are:

($ in thousands)

2033	$20,620
2034	25,775
2035	13,403
2036	123,713
2037	51,547

$235,058

Note 13—Stockholders’ Equity
Authorized Shares of Common Stock
On January 28, 2009, an amendment to increase the number of authorized shares of common stock, par value $0.01 per share, from 40,000,000 shares to 100,000,000 shares was approved at a special meeting of stockholders. The amendment was filed with the Secretary of the State of Delaware on February 4, 2009.
Shares of Common Stock Issued
In connection with the acquisition of Specialty Underwriters’ Alliance (“SUA”) on November 13, 2009, the Company issued 4,460,092 shares to the shareholders of SUA increasing Common Stock by $44,600 and Paid-in Capital by $105.8 million.
In connection with the acquisition of CastlePoint on February 5, 2009, the Company issued 16,869,572 shares to the shareholders of CastlePoint increasing Common Stock by $169,000 and Paid-in Capital by $421.5 million.
In 2007, the Company issued 3,450,200 shares from which it raised $89.4 million, net of underwriting discounts and expenses.
For the year ended December 31, 2009, the Company issued 52,310 new common shares as the result of employee stock option exercises and issued 310,208 new common shares as the result of restricted stock grants. For the year ended December 31, 2008, the Company issued 23,366 new common shares as the result of employee stock option exercises and issued 159,740 new common shares as the result of restricted stock grants. For the year ended December 31, 2007, the Company issued 81,100 new common shares as the result of employee stock option exercises and issued 93,581 new common shares as the result of restricted stock grants.
For the years ended December 31, 2009 and 2008, the Company purchased 43,820 and 24,615 shares, respectively of its common stock from employees in connection with the vesting of restricted stock issued in conjunction with its 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of employee as permitted under the Plan in order to pay the expected amount of tax liability owed by the employees from the vesting of those shares. In addition, for the year ended December 31, 2009 and 2008, 11,065 and 14,889 shares, respectively, of common stock were surrendered to the Company as a result of restricted stock forfeitures.
Warrants
As part of the IPO in October 2004, the Company issued to Friedman, Billings, Ramsey & Co., Inc. (“FBR”), the lead underwriter, warrants to purchase 189,000 shares of the Company’s common stock at an exercise price of $8.50 per share. The warrants were exercisable for a term of five years beginning on October 20, 2004 and expired on October 20, 2009. During 2008, FBR assigned the then outstanding warrants to six of its employees, two of whom exercised their warrants during 2008. In 2009, the Company issued 16,193 treasury shares to FBR employees in cashless exercises of their warrants. As of December 31, 2009, there were no warrants outstanding.
Dividends Declared
The Company declared dividends on common stock of $10.7 million and $4.6 million year ended December 31, 2009 and 2008, respectively.
Note 14—Stock Based Compensation
2004 Long-Term Equity Compensation Plan
In 2004, the Company’s Board of Directors adopted and its stockholders approved a long-term incentive plan (the “2004 Long-Term Equity Compensation Plan”).
The plan provides for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights (“SARs”), restricted stock and restricted stock unit awards, performance shares and other cash or share-based awards. The maximum amount of share-based awards authorized is 2,325,446 of which 239,166 are available for future grants as of December 31, 2009.
2001 Stock Award Plan
In December 2000, the Board of Directors adopted a long-term incentive plan (the “2001 Stock Award Plan”). The plan provided for a variety of awards, including incentive or non-qualified stock options, performance shares, SARs or any combination of the foregoing.
As of December 31, 2009, there are 122,580 shares of common stock options outstanding that are fully vested. With the adoption of the 2004 Long-Term Incentive Compensation Plan, no further awards may be granted under the 2001 Stock Award Plan.

Restricted Stock Awards
During the three years ended December 31, 2009, 2008 and 2007, restricted stock shares were granted to senior officers and key employees as shown in the table below. Included in the restricted stock shares granted in 2009 were 83,228 restricted stock shares that were originally issued to employees or directors of CastlePoint and were converted into restricted shares of the Company’s common stock upon the acquisition of CastlePoint. The fair value of all restricted stock awards on the date of grant during 2009,
2008 and 2007 was $7.3 million, $3.9 million and $3.0 million, respectively. Compensation expense recognized for the three years ended December 31, 2009, 2008 and 2007 was $2.6 million, $1.3 million and $1.0 million net of tax, respectively. The total intrinsic value of restricted stock vesting was $1.8 million, $2.0 million and $2.1 million during 2009, 2008 and 2007, respectively. The intrinsic value of the unvested restricted stock outstanding as of December 31, 2009 is $11.1 million.
Changes in restricted stock for the three years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Outstanding, January 1	258,645	$26.05	195,468	$24.69	180,766	$17.35
Granted	310,208	23.50	159,740	24.39	93,581	32.20
Vested	(83,765)	24.58	(81,674)	19.41	(68,587)	15.92
Forfeitures	(11,065)	26.04	(14,889)	26.88	(10,292)	22.59

Outstanding, December 31	474,023	$24.64	258,645	$26.05	195,468	$24.69

SUA Restricted Deferred Stock Awards
A summary of the status of the SUA non-vested restricted stock awards, after conversion of the awards to the Company’s common stock on the date of acquisition on November 13, 2009, as of December 31, 2009 and changes during the period from the acquisition to December 31, 2009 is presented in the following table:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding, date of acquisition	-	$-
Granted	92,276	23.74
Vested	(46,088)	23.74
Forfeitures	-	-

Outstanding, December 31, 2009	46,188	$23.74

Stock Options
The following table provides an analysis of stock option activity during the three years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, January 1	258,530	$5.47	281,896	$5.57	362,996	$4.94
Granted at fair value	1,349,361	22.51	-	-	-	-
Exercised	(52,310)	14.17	(23,366)	6.65	(81,100)	2.78
Forfeitures and expirations	(168,562)	22.70	-	-	-	-

Outstanding, December 31	1,387,019	$19.62	258,530	$5.47	281,896	$5.57

Exercisable, December 31	1,197,459	$19.34	234,230	$5.15	233,296	$4.95

Options outstanding and excercisable as of December 31, 2009 are shown on the following table:

	Options Outstanding			Options Exercisable
		Average
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

Under $5.00	244,080	2.9	$5.63	244,080	$5.63
$5.00 - $10.00	735,680	6.7	18.50	609,934	18.47
$10.01 - $20.00	230,006	7.9	26.94	166,192	27.02
$20.01 - $30.00	177,253	4.9	34.05	177,253	34.05

Total Options	1,387,019	6.0	$19.62	1,197,459	$19.34

Included in options granted in 2009 were 1,148,308 stock options that were originally issued to employees or directors of CastlePoint on four grant dates and were converted into options to acquire shares of the Company’s common stock upon the acquisition of CastlePoint. Also included in options granted in 2009 were 201,058 stock options that were originally issued to employees of SUA on two grant dates and were converted into options to acquire shares of the Company’s common stock upon the acquisition of SUA.
The fair value of the options granted to replace the CastlePoint options was estimated using the Black-Scholes pricing model as of February 5, 2009, the date of conversion from CastlePoint stock options to the Company’s stock options, with the following weighted average assumptions: risk free interest rate of 1.46% to 1.83%, dividend yield of 0.8%, volatility factors of the expected market price of the Company’s common stock of 43.8% to 45.3%, and a weighted-average expected life of the options of 3.3 to 5.3 years.
The fair value of the options granted to replace the SUA options was estimated using the Black-Scholes pricing model as of November 13, 2009, the date of conversion from SUA stock options to the Company’s stock options, with the following weighted average assumptions: risk free interest rate of 1.66%, dividend yield of 1.2%, volatility factors of the expected market price of the Company’s common stock of 43.8%, and a weighted-average expected life of the options of 1.4 years.
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
Compensation expense (net of tax) related to stock options was $1.0 million and $49,900 for the year ended December 31, 2009 and 2008, respectively. The intrinsic value of stock options outstanding as of December 31, 2009 is $8.0 million, of which $7.4 million is related to vested options.
Total Equity Compensation Not Yet Recognized
The total remaining compensation cost related to non-vested stock options and restricted stock awards not yet recognized in the income statement was $8.9 million of which $0.6 million was for stock options and $8.3 million was for restricted stock as of December 31, 2009. The weighted average period over which this compensation cost is expected to be recognized is 3.3 years.
Note 15—Income Taxes
The Company files a consolidated Federal income tax return. The provision for Federal, state and local income taxes consists of the following components:

($ in thousands)	2009	2008	2007

Current Federal income tax expense	$ 54,082	$ 28,346	$ 27,417
Current state income tax expense	2,458	5,432	3,545
Deferred Federal and State income tax (benefit)	(5,038)	(1,676)	(4,804)

Provision for income taxes	$ 51,502	$ 32,102	$ 26,158

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

	December 31,
($ in thousands)	2009	2008

Deferred tax asset:
Claims reserve discount	$ 32,477	$ 11,863
Unearned premium	40,113	12,837
Equity compensation plans	7,077	273
Investment impairments	16,103	8,680
Net operating loss carryforwards	18,839	13,632
Capital loss carryforwards	-	2,848
Other	2,360	650

Total deferred tax assets	116,969	50,783
Deferred tax liability:
Deferred acquisition costs net of deferred ceding commission revenue	40,673	18,578
Warrant received from unconsolidated affiliate	-	1,612
Gain from issuance of common stock by unconsolidated affiliate	-	3,706
Depreciation and amortization	14,439	7,096
Net unrealized appreciation (depreciation) of securities	18,730	(18,919)
Equity income in unconsolidated affiliate	-	1,111
Salvage and subrogation	314	764
Accrual of bond discount	986	628
Other	70	-

Total deferred tax liabilities	75,212	14,576

Deferred income taxes	$ 41,757	$ 36,207

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Prior to purchase, CPM established a valuation allowance of $1.9 million against its state NOL benefits. The Company has reviewed the CPM valuation allowance and determined that it should be recorded by the Company as of the acquisition date.
Preserver, which was acquired by the Company on April 10, 2007, CastlePoint, which was acquired by the Company on February 5, 2009, and SUA, which was acquired by the Company on November 13, 2009, have tax loss carryforwards and other tax assets that the Company believes will be used in the future, subject to change of ownership limitations pursuant to Section 382 of the Internal Revenue Code (“IRC”) and to the ability of the combined post-merger company to generate sufficient taxable income to use the benefits before the expiration of the applicable carryforward periods.
Section 382 imposes limitations on a corporation’s ability to utilize its net operating loss carry forwards (“NOL”) if it experiences an “ownership change.” As a result of the acquisitions, Preserver, CastlePoint and SUA underwent ownership changes as defined in the IRC. Use of the NOL from Preserver, CastlePoint and SUA of $36.2 million, $15.0 million and $2.7 million, respectively, or $53.9 million in total, are subject to an annual limitation under Section 382 determined by multiplying the purchase price of Preserver, CastlePoint and SUA by the applicable long-term tax free rate resulting in an annual limitation amount of approximately $2.8 million, $11.1 million and $4.6 million, respectively. Any unused annual limitation may be carried over to later years. Preserver’s NOL balance has been adjusted to reflect the finalization of Preserver’s income tax returns with the IRS. The $53.8 million of NOL will expire if unused in 2011-2027.
The Company made elections under IRC § 338(g) for CPBH and CPRe, both of which are Bermuda entities. The effect of these elections is to treat CPBH and CPRe as new corporations, effective as of the day of the closing, with a fair market value basis in their assets for US tax purposes and a new taxable year beginning the day after the closing. The Company also made a “check-the-box” election to treat CPBH as a disregarded entity for US tax purposes. Furthermore, the Company made an IRC § 953(d) election with regards to CPRe for the taxable year beginning after the date of acquisition. The 953(d) election will cause CPRe to be treated as a domestic corporation for US income tax purposes.
The Company has also made elections under IRC §338(h) (10) with regards to its purchase of Hermitage. The effect of these elections is to treat Hermitage as a new corporation, effective as of the day of the closing, with a fair market value basis in their assets for US tax purposes and a new taxable year beginning the day after the closing.

The Company adopted the relevant provisions of GAAP concerning uncertainties in income taxes on January 1, 2007. At the adoption date and as of December 31, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which was zero for the years ended December 31, 2009, 2008 and 2007.
Tax years 2004 through 2008 are subject to examination by the Internal Revenue Service, which is currently performing an audit of the 2006 tax year. In addition, the Internal Revenue Service is auditing CPRE’s federal excise tax and protective income tax returns for the 2008 tax year and SUA’s federal income tax return for the 2007 tax year. There is currently a New York State Department of Taxation and Finance audit under way for the tax years of 2003 through 2004. The Company does not anticipate any material adjustments from these audits.
The provision for Federal income taxes incurred is different from that which would be obtained by applying the Federal income tax rate to net income before taxes. The items causing this difference are as follows:

($ in thousands)	2009	2008	2007

Federal income tax expense at
U.S. statutory rate (35%)	$ 56,291	$ 31,353	$ 24,934
Tax exempt interest	(4,159)	(1,953)	(1,466)
State income taxes net of Federal benefit	1,597	3,531	2,303
Gain on bargain purchase	(4,615)	-	-
Acquisition-related transaction costs	2,342	-	-
Other	46	(829)	387

Provision for income taxes	$ 51,502	$ 32,102	$ 26,158

Note 16—Employee Benefit Plans
The Company maintains a defined contribution Employee Pretax Savings Plan (401(k) Plan) for its employees. The Company matches 50% of each participant’s contribution up to 8% of the participant’s eligible contribution. The Company incurred approximately $1.4 million, $1.3 million and $1.0 million of expense in 2009, 2008 and 2007, respectively, related to the 401(k) Plan.
Supplemental Executive Retirement Plan (“SERP”)
The SERP is a non-qualified defined contribution plan effective as of January 1, 2009 that is intended to enhance retirement benefits for the Company’s most senior executives and certain other key employees. Eligibility to participate in the SERP generally requires three years of prior employment with the Company for Senior Vice Presidents and between five and 10 years of prior employment with the Company for other key employees. In 2010, it is expected that all of the Named Executive Officers and certain other key executives selected at the discretion of the Compensation Committee will be eligible to participate in the SERP. The Company will make annual contributions to the SERP on behalf of each participant. For Mr. Lee, the amount of the annual contribution is equal to the product of 2.0% of his annual cash compensation multiplied by his number of years of service with the Company, up to a maximum of 30 years. For other participants, the amount of the annual contribution is equal to 5.0% of their annual cash compensation. Company contributions for each participant remain unvested until such participant has completed 10 years of service with the Company, and vest in full upon completion of 10 years of service. The Compensation Committee has discretion to terminate the SERP or to adjust upward or downward the level of the Company’s contribution each year.
Note 17—Commitments and Contingencies
Legal Proceedings
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

On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York ( “TICNY”) in the United States District Court for the District of New Jersey seeking, inter alia, to recover approximately $6.1 million under various retrocessional contracts pursuant to which TICNY reinsures Munich. On June 22, 2009, TICNY filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover approximately $2.8 million under various reinsurance contracts pursuant to which Munich reinsures TICNY. On June 17, 2009, Munich commenced a separate action against TICNY in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access to the TICNY’s books and records pertaining to various quota share agreements, to which the TICNY filed its answer on July 7, 2009. Because the litigation is only in its preliminary stage, management is unable to assess the likelihood of any particular outcome, including what amounts, if any, will be recovered by the parties from each other under the reinsurance and retrocession contracts that are at issue. Accordingly, an estimate of the possible range of loss, if any, cannot be made.
Leases
The Company has various lease agreements for office space, furniture and equipment. The terms of the office space lease agreements provide for annual rental increases and certain lease incentives including initial free rent periods and cash allowances for leasehold improvements. The Company amortizes scheduled annual rental increases and lease incentives ratably over the term of the lease. The Company’s future minimum lease payments are as follows:

($ in thousands)	Amount

2010	$8,571
2011	7,880
2012	5,763
2013	5,386
2014	5,347
Thereafter	27,537

$60,484

Total rental expense charged to operations was approximately $7.9 million, $3.8 million and $4.3 million in 2009, 2008 and 2007, respectively.
Assessments
Tower’s Insurance Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. The Insurance Subsidiaries are subject to assessments in New York, New Jersey and other states for various purposes, including the provision of funds necessary to fund the operations of the New York Insurance Department and the New York Property/Casualty Insurance Security Fund, which pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies and various funds administered by the New York Workers’ Compensation Board, which pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies. The Company was assessed $0 in 2009 and 2008 and $624,000 in 2007 for its proportional share of the total assessment for the Property/Casualty Security Fund and approximately $4.0 million, $2.0 million and $1.4 million in 2009, 2008 and 2007, respectively, for its proportional share of the operating expenses of the New York Insurance Department. Property casualty insurance company insolvencies or failures may result in additional security fund assessments to the Company at some future date. At this time the Company is unable to estimate the possible amounts, if any, of such assessments. Accordingly, the Company is unable to determine the impact, if any; such assessments may have on financial position or results of operations of the Company. The Company is permitted to assess premium surcharges on workers’ compensation policies that are based on statutorily enacted rates. Actual assessments have resulted in differences to the original estimates based on permitted surcharges of $2.2 million, $0 and ($2.2 million) in 2009, 2008 and 2007, respectively. The Company estimates its liability for future assessments based on actual written premiums and historical rates and available information. As of December 31, 2009 the liability for the various workers’ compensation funds, which includes amounts assessed on workers’ compensation policies was $11.6 million. This amount is expected to be paid over an eighteen month period ending June 30, 2011. As of December 31, 2008, the liability for the various workers’ compensation funds was $1.0 million.

Note 18 — Statutory Financial Information and Accounting Policies
United States
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
For the years ended December 31, 2009, 2008 and 2007, the Company’s Insurance Subsidiaries had SAP net income of $32.8 million, $30.2 million and $43.6 million, respectively. At December 31, 2009 and 2008 the Company’s Insurance Subsidiaries had reported SAP surplus as regards policyholders of $593.9 million and $305.2 million, respectively, as filed with the insurance regulators.
The Company’s Insurance Subsidiaries paid approximately $15.0 million, $5.2 million and $8.5 million in dividends and or return of capital to Tower in 2009, 2008 and 2007, respectively. As of December 31, 2009, the maximum distribution that Tower’s Insurance Subsidiaries could pay without prior regulatory approval was approximately $52.8 million.
Bermuda
CP Re is registered as a Class 3 reinsurer under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the “Insurance Act”). Under the Insurance Act, CP Re is required to prepare Statutory Financial Statements and to file a Statutory Financial Return. The Insurance Act also requires CP Re to maintain minimum share capital and surplus, and it has met these requirements as of December 31, 2009.
For the year ended December 31, 2009, CP Re had statutory net income of $19.1 million and at December 31, 2009, had statutory surplus of $255.0 million.
For Bermuda registered companies, there are some differences between financial statements prepared in accordance with GAAP and those prepared on a statutory basis. Certain assets are non-admitted under Bermuda regulations and deferred policy acquisition costs have been fully expenses to income under Bermuda regulations and prepaid expenses and fixed asset have been removed from the statutory balance sheet under Bermuda regulations.

Note 19—Fair Value of Financial Instruments
GAAP guidance requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. See Note 3—“Acquisitions” for further information about the fair value of assets and liabilities of CastlePoint, Hermitage and SUA acquired upon acquisition. The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:
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
Subordinated debentures: Fair value disclosures for the subordinated debt carried on the balance sheet for these financial statements are included in
“Note 12 — Debt.”
Note 20—Earnings per Share
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
All prior-period earnings per share data have been adjusted retrospectively to conform to the provisions of this new guidance. As a result, weighted average common shares outstanding for the years ended December 31, 2008 and 2007 increased by 250,010 and 212,424 shares to 23,290,506 and 22,927,087 shares, respectively. Basic and diluted earnings per share for the years ended December 31, 2008 and 2007 decreased by $0.02 and $0.01, respectively.
The following table shows the computation of the Company’s earnings per share pursuant to the two-class method:

	Years Ended December 31,
($ in thousands, except per share amounts)	2009	2008	2007

Numerator
Net income	$109,330	$57,473	$45,082

Denominator
Weighted average common shares outstanding	39,363	23,291	22,927
Effect of dilutive securities:
Stock options	205	135	172
Unvested restricted stock units	9	36	-
Warrants	3	23	29

Weighted average common and potential dilutive shares outstanding	39,580	23,485	23,128

Earnings per share - basic
Distributed earnings	$0.26	$0.20	$0.15
Undistributed earnings	2.52	2.27	1.79

Total	$2.78	$2.47	$1.94

Earnings per share - diluted	$2.76	$2.45	$1.92

For the year ended December 31, 2009, 401,659 options to purchase Tower shares were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price.
Note 21—Segment Information
The Company has changed the presentation of its business results by allocating its previously reported insurance segment into brokerage insurance and specialty business, based on the way management organizes the segments, for making operating decisions and assessing profitability. This change results in reporting three segments: brokerage (commercial and personal lines underwriting), specialty, which includes third party reinsurance assumed by CPRe, and insurance services (underwriting, claims and reinsurance services). The prior period segment disclosures have been restated to conform to the current presentation. The Company considers many factors in determining reportable segments including economic characteristics, production sources, products or services offered and the regulatory environment.
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
Business segments results are as follows:

	Year Ended December 31,
($ in thousands)	2009	2008	2007

Brokerage Insurance Segment
Revenues
Net premiums earned	$ 624,994	$ 296,719	$ 284,216
Ceding commission revenue	34,231	61,051	66,531
Policy billing fees	2,944	2,004	2,005

Total revenues	662,169	359,774	352,752

Expenses
Loss and loss adjustment expenses	340,035	152,546	156,790
Underwriting expenses	246,556	153,495	149,565

Total expenses	586,591	306,041	306,355

Underwriting profit	$ 75,578	$ 53,733	$ 46,397

Specialty Business Segment
Revenues
Net premiums earned	$ 229,717	$ 17,832	$ 1,890
Ceding commission revenue	9,706	18,111	4,479

Total revenues	239,423	35,943	6,369

Expenses
Loss and loss adjustment expenses	135,462	10,193	1,116
Underwriting expenses	79,771	24,280	5,041

Total expenses	215,233	34,473	6,157

Underwriting profit	$ 24,190	$ 1,470	$ 212

Insurance Services Segment
Revenues
Direct commission revenue from managing general agency	$ 1,583	$ 58,215	$ 28,795
Claims administration revenue	1,482	5,392	2,314
Other administration revenue	570	3,559	1,421
Reinsurance intermediary fees	1,488	990	770
Policy billing fees	21	343	33

Total revenues	5,144	68,499	33,333

Expenses
Direct commission expense paid to producers	1,707	26,798	14,055
Other insurance services expenses:
Underwriting expenses reimbursed to TICNY	1,446	12,346	5,793
Claims expense reimbursement to TICNY	1,130	5,392	2,302

Total expenses	4,283	44,536	22,150

Insurance services pretax income	$ 861	$ 23,963	$ 11,183

The following table reconciles revenue by segment to consolidated revenue:

	Year Ended December 31,
($ in thousands)	2009	2008	2007

Brokerage insurance segment	$ 662,169	$ 359,774	$ 352,752
Specialty business segment	239,423	35,943	6,369
Insurance services segment	5,144	68,499	33,333

Total segment revenues	906,736	464,216	392,454
Net investment income	74,866	34,568	36,699
Net realized gains (losses) on investments, including other-than-temporary impairments	1,501	(14,354)	(17,511)

Consolidated revenues	$ 983,103	$ 484,430	$ 411,642

The following table reconciles the results of the Company’s individual segments to consolidated income before taxes:

	Year Ended December 31,
($ in thousands)	2009	2008	2007

Brokerage insurance segment underwriting profit	$75,578	$53,733	$46,397
Specialty business segment underwriting profit	24,190	1,470	212
Insurance services segment pretax income	861	23,963	11,183
Net investment income	74,866	34,568	36,699
Net realized gains (losses) on investments, including other-than-temporary impairments	1,501	(14,354)	(17,511)
Corporate expenses	(3,801)	(1,626)	(1,593)
Acquisition-related expenses	(14,038)	-	-
Interest expense	(18,122)	(8,449)	(9,290)
Other income (loss)	19,797	270	5,143

Income before taxes	$160,832	$89,575	$71,240

Note 22—Subsequent Events
Acquisition of the Personal Lines Division of OneBeacon Group Ltd
On February 2, 2010 the Company announced the signing of a definitive agreement to acquire the Personal Lines Division of OneBeacon, subject to customary closing conditions and regulatory approvals. For the purchase price of $32.5 million plus book value, Tower will acquire Massachusetts Homeland Insurance Company, York Insurance Company of Maine and two management companies. The management companies are the attorneys-in-fact for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer, and its New Jersey domiciled stock insurance subsidiary, New Jersey Skylands Insurance Company. Tower will also purchase the surplus notes issued by the two reciprocal insurers for an amount equal to the statutory surplus in the exchanges (approximately $103 million at December 31, 2009). This transaction is subject to approvals by the appropriate regulatory agencies and is expected to close at the end of the second quarter of 2010. Tower will write and manage the private passenger automobile, homeowners and package policies through the companies currently issuing these policies and combine its existing personal lines operations, which is currently reflected in our Brokerage Insurance segment, with the business being acquired. Excluded from this transaction are AutoOne, specialty collector car and boat businesses, and Houston General companies. The Personal Lines Division writes business in the Northeastern United States with offices in: Canton, Massachusetts; South Portland, Maine; and Williamsville, New York.

Share Repurchase Program
As part of the Company’s capital management plan, the Board of Directors of Tower on February, 26, 2010, approved a $100 million share repurchase program. Purchases will be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The program has no expiration date. Based on the closing stock price of Tower common stock on February 26, 2010, the authorized repurchase would represent approximately 9.5% of outstanding shares.
Quarterly Dividend
Tower Group, Inc.’s Board of Directors approved a quarterly dividend on February 5, 2010 of $0.07 per share payable March 26, 2010 to stockholders of record as of March 15, 2010.
Note 23 — Unaudited Quarterly Financial Information

2009
($ in thousands, except per share amounts)	First	Second	Third	Fourth	Total

Revenues	$ 200,322	$ 254,983	$ 256,340	$ 271,458	$ 983,103
Net Income	17,976	30,627	29,978	30,749	109,330
Net income per share:
Basic (1)	$ 0.53	$ 0.76	$ 0.74	$ 0.72	$ 2.78
Diluted (1)	$ 0.53	$ 0.75	$ 0.74	$ 0.72	$ 2.76

2008
	First	Second	Third	Fourth	Total

Revenues	$ 110,492	$ 106,798	$ 130,747	$ 136,393	$ 484,430
Net Income	14,853	10,169	16,716	15,735	57,473
Net income per share:
Basic (1) (2)	$ 0.64	$ 0.44	$ 0.72	$ 0.67	$ 2.47
Diluted (1) (2)	$ 0.63	$ 0.44	$ 0.71	$ 0.67	$ 2.45

2007
	First	Second	Third	Fourth	Total

Revenues	$ 84,317	$ 102,784	$ 112,014	$ 112,527	$ 411,642
Net Income	11,628	12,379	14,384	6,691	45,082
Net income per share:
Basic (1) (2)	$ 0.49	$ 0.54	$ 0.62	$ 0.29	$ 1.94
Diluted (1) (2)	$ 0.49	$ 0.53	$ 0.61	$ 0.29	$ 1.92
(1)	Since the weighted-average shares for the quarters are calculated independently of the weighted-average shares for the year, quarterly earnings per share may not total to annual earnings per share. In addition, preferred dividends are excluded from the quarterly calculations of earnings per share in 2007 since they are anti-dilutive, but are included in the year end calculations.

(2)	Prior year earnings per share have been restated for new GAAP guidance adopted in 2009 which requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be considered participating securities and included in the computation of earnings per share. Basic and diluted earnings per share for the years ended December 31, 2008 and 2007 decreased by $0.02 and $0.01, respectively.

Item 9.   Changes In And Disagreements With Accountants Or Accounting And Financial Disclosure
On November 30, 2009, the Audit Committee approved the engagement of PricewaterhouseCoopers LLP (“PWC”) as the Company’s independent registered public accounting firm for the Company’s fiscal year beginning January 1, 2010. During the two fiscal years ended December 31, 2009, and the interim period through the filing of this Form 10-K on March 1, 2010, the Company did not consult with PWC with respect to the application of accounting principles to any specific transaction or the type of audit opinion that might be rendered on the Company’s financial statements. Further, PWC did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting or any matter being the subject of disagreement or “reportable event” or any other matter as defined in Regulation S-K, Item 304 (a)(1)(iv) or (a)(1)(v).
On November 30, 2009, we informed Johnson Lambert & Co LLP (“JLCO”) that it would be dismissed as the Company’s independent registered public accounting firm effective following the completion by JLCO of its report on the consolidated financial statements of the Company as of December 31, 2009 and for the fiscal year then ended, at which time the Company would amend its Form 8-K filed on December 3, 2009 to reflect the actual dismissal date of JLCO. The Audit Committee approved the dismissal of JLCO. The report by JLCO on the consolidated financial statements of the Company as of December 31, 2009 and 2008 and for the fiscal years then ended did not contain an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2009 and 2008, and through the filing of this Form 10-K on March 1, 2010, there were no disagreements with JLCO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of JLCO, would have caused JLCO to make reference to the subject matter of the disagreement(s) in its reports on the financial statements for such years. During the fiscal years ended December 31, 2009 and 2008 and through the filing of this Form 10-K on March 1, 2010, there were no “reportable events” with respect to the Company as that term is defined in Item 304(a)(1)(iv) or (a)(1)(v) of Regulation S-K.
Item 9A.   Controls and Procedures
(a)   Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2009.
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
On November 3, 2009, we completed our acquisition of SUA. It operations have been excluded from our review of the internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. We are integrating SUA’s operations, including internal controls and processes, and extending our Section 404 compliance program to SUA’s operations. SUA accounted for 14.7% of assets and 13.5% of net income of the Company in 2009.
Management has assessed its internal controls over financial reporting as of December 31, 2009 in relation to criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO). Based on this assessment under those criteria, Tower’s management concluded that its internal control over financial reporting was effective as of December 31, 2009.
(c)   Attestation report of the Company’s registered public accounting firm
Johnson Lambert & Co. LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on the Company’s internal control over financial reporting which appears on page F-2 of this report.
(d)   Changes in internal control over financial reporting
On November 13, 2009, we completed the acquisition of Security Underwriters’ Alliance, Inc (SUA). SUA has an existing program of internal controls over financial reporting in compliance with the Sarbanes Oxley Act of 2002, which is being integrated into our Sarbanes Oxley program for internal controls over financial reporting.
Item 9B.   Other Information
Not applicable.
PART III
Item 10.   Directors And Executive Officers Of The Registrant
The information called for by this Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the company’s fiscal year ended December 31, 2009, and such information is incorporated herein by reference.
The Company has adopted a Code of Business Conduct and Ethics and posted it on its website http://www.twrgrp.com/under Investor Information and then under Corporate Governance.
Item 11.   Executive Compensation
The information called for by this item will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2009, and such information is incorporated herein by reference.
Item 12.   Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2009, and such information is incorporated herein by reference.
Item 13.   Certain Relationships And Related Transactions, And Director Independence
The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2009, and such information is incorporated herein by reference.
Item 14.   Principal Accountant Fees And Services
The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2009, and such information is incorporated herein by reference.

PART IV
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

Tower Group, Inc. Registrant

Date: March 1, 2010	/s/ Michael H. Lee Michael H. Lee Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ MICHAEL H. LEE Michael H. Lee	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2010

/s/ FRANCIS M. COLALUCCI Francis M. Colalucci	Senior Vice President, Chief Financial Officer and Treasurer, Director (Principal Financial Officer, Principal Accounting Officer)	March 1, 2010

/s/ CHARLES A. BRYAN Charles A. Bryan	Director	March 1, 2010

/s/ WILLIAM W. FOX, JR. William W. Fox, Jr.	Director	March 1, 2010

/s/ WILLIAM A. ROBBIE William A. Robbie	Director	March 1, 2010

/s/ STEVEN W. SCHUSTER Steven W. Schuster	Director	March 1, 2010

/s/ ROBERT S. SMITH Robert S. Smith	Director	March 1, 2010

/s/ JAN R. VAN GORDER Jan R. Van Gorder	Director	March 1, 2010

/s/ AUSTIN P. YOUNG, III Austin P. Young, III	Director	March 1, 2010

Tower Group, Inc.
Index to Financial Statement Schedules

Schedules		Pages
I	Summary of Investments—other than investments in related parties	S-2
II	Condensed Financial Information of the Registrant as of and for the years ended December 31, 2009, 2008, and 2007	S-3
III	Supplementary Insurance Information for the years ended December 31, 2009, 2008, and 2007	S-6
IV	Reinsurance for the years ended December 31, 2009, 2008, and 2007	S-7
V	Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008, and 2007	S-8
VI	Supplemental Information Concerning Insurance Operations for the years ended December 31, 2009, 2008, and 2007	S-9

Tower Group, Inc.
Schedule I - Summary of Investments - Other Than Investments in Related Parties

	December 31, 2009
			Amount
		Fair	Reflected on
($ in thousands)	Cost	Value	Balance Sheet

Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of
U.S. Government agencies	$113,344	$113,272	$113,272
Corporate securities	589,973	615,122	615,122
Mortgage-backed securities	517,596	529,486	529,486
Municipal securities	508,204	525,716	525,716

Total fixed maturities	1,729,117	1,783,596	1,783,596
Preferred stocks	77,536	76,290	76,290
Common stock	515	443	443

Total equities	78,051	76,733	76,733
Short-term investments	36,500	36,500	36,500

Total investments	$1,843,668	$1,896,829	$1,896,829

	December 31, 2008
			Amount
		Fair	Reflected on
($ in thousands)	Cost	Value	Balance Sheet

Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of
U.S. Government agencies	$26,843	$27,405	$27,405
Corporate securities	210,007	186,975	186,975
Mortgage-backed securities	164,886	135,831	135,831
Municipal securities	179,734	179,948	179,948

Total fixed maturities	581,470	530,159	530,159
Preferred stocks	5,551	3,694	3,694
Common stock	7,175	7,120	7,120

Total equities	12,726	10,814	10,814

Total investments	$594,196	$540,973	$540,973

Tower Group, Inc.
Schedule II - Condensed Financial Information of the Registrant
Condensed Balance Sheets

	December 31,
($ in thousands)	2009	2008

Assets
Cash and cash equivalents	$ 18,619	$ 22,291
Investment in subsidiaries	1,118,491	359,486
Federal and state taxes recoverable	-	1,960
Fixed assets, net of accumulated depreciation	10,175	11,180
Investment in unconsolidated affiliate	-	29,293
Investment in statutory business trusts, equity method	2,664	2,664
Due from affiliate	784	673
Other assets	2,141	9,699

Total assets	$ 1,152,874	$ 437,246

Liabilities
Accounts payable and accrued expenses	3,314	$ 666
Deferred rent liability	6,032	6,411
Federal and state income taxes payable	2,714	-
Deferred income taxes	1,649	6,301
Subordinated debentures	88,664	88,664

Total liabilities	102,373	102,042

Stockholders’ equity	1,050,501	335,204

Total liabilities and stockholders’ equity	$ 1,152,874	$ 437,246

Tower Group, Inc.
Schedule II - Condensed Financial Information of the Registrant
Condensed Statements of Income and Comprehensive Income

	Year Ended December 31,
($ in thousands)	2009	2008	2007

Revenues
Investment income	$ 3,216	$ 774	$ 1,893
Equity in net earnings of subsidiaries	118,983	62,135	46,557

Total revenues	122,199	62,909	48,450
Expenses
Other operating expenses	2,302	1,626	1,594
Interest expense	6,112	6,950	7,359

Total expenses	8,414	8,576	8,953
Other Income
Equity income in unconsolidated affiliate	(777)	269	2,438
Gain from issuance of common stock by unconsolidated affiliate	-	-	2,705
Gain on investment in acquired unconsolidated affilitate	7,388	-	-
Acquisition related transaction costs	(13,989)	-	-

Income before income taxes	106,407	54,602	44,640
Provision/(benefit) for income taxes	(2,923)	(2,871)	(442)

Net income	$ 109,330	$ 57,473	$ 45,082

Gross unrealized investment holding gains (losses) arising during the period	108,879	(56,098)	(29,424)
Cumulative effect of adjustment resulting from adoption of new accounting guidance	(2,497)	-	-
Equity in net unrealized gains in investment in unconsolidated affiliates’ investment portfolio	3,124	(3,142)	(218)
Less: reclassification adjustment for (gains) losses included in net income	(1,501)	14,354	17,511
Income tax (expense) benefit related to items of other comprehensive income	(37,700)	15,710	4,246

Comprehensive income	$ 179,635	$ 28,297	$ 37,197

Tower Group, Inc.
Schedule II - Condensed Finanacial Information of the Registrant
Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2009	2008	2007

Cash flows provided by (used in) operating activities:
Net income	$ 109,330	$ 57,473	$ 45,082
Adjustments to reconcile net income to net cash provided by (used) in operations:
Gain on issuance of common shares of unconsolidated affiliate	-	-	(2,705)
Dividends received from consolidated subsidiaries	8,000	12,400	8,500
Equity in undistributed net income of subsidiaries	(118,983)	(62,135)	(46,557)
Depreciation and amortization	1,018	1,021	1,815
Amortization of restricted stock	5,608	2,480	1,919
Deferred income tax	(4,652)	564	1,517
(Increase) decrease in assets:
Federal and state income tax recoverable	4,674	1,891	(1,556)
Equity loss (income) in unconsolidated affiliate	777	(269)	(2,438)
Excess tax benefits from share-based payment arrangements	(191)	(175)	(1,105)
Other assets	(640)	(8,571)	2,582
(Increase) decrease in liabilities:
Accounts payable and accrued expenses	2,644	(1,507)	3,583
Deferred rent	(380)	(380)	832
Other-net	-	448	321

Net cash flows provided by operations	7,204	3,240	11,789
Cash flows provided by (used in) investing activities:
Acquisition of Preserver Group, Inc.	-	-	(48,286)
Preserver transaction costs	-	-	(4,729)
Purchase of fixed assets	(12)	(182)	(2,540)
Investment in subsidiary	-	-	(4,759)

Net cash flows used in investing activities	(12)	(182)	(60,314)
Cash flows provided by (used in) financing activities:
Equity offering and over allotment, net of issuance costs	-	-	89,366
Repayment of redeemable preferred stock	-	-	(40,000)
Proceeds from issuance of subordinated debentures	-	-	20,619
Purchase of common trust securities—statutory business trusts	-	-	(619)
Exercise of stock options and warrants	741	179	1,166
Excess tax benefits from share-based payment arrangements	191	175	1,105
Stock repurchase	(1,058)	(533)	(439)
Dividends paid	(10,739)	(4,608)	(3,743)

Net cash flows provided by (used in) financing activities	(10,865)	(4,787)	67,455

Increase (decrease) in cash and cash equivalents	(3,672)	(1,729)	18,931
Cash and cash equivalents, beginning of year	22,291	24,020	5,089

Cash and cash equivalents, end of year	$ 18,619	$ 22,291	$ 24,020

Tower Group, Inc.
Schedule III - Supplementary Insurance Information

	Deferred
	Acquisition
	Cost, Net of	Gross
	Deferred	Future Policy
	Ceding	Benefits,	Gross		Benefits,			Net
	Commission	Losses and	Unearned	Net Earned	Losses and	Amortization	Operating	Premiums
($ in thousands)	Revenue	Loss Expenses	Premiums	Premiums	Loss Expenses	of DAC	Expenses	Written

2009
Brokerage Segment	$ 121,629	$ 696,253	$ 445,403	$ 624,994	$ 340,035	$(174,852)	$ 103,424	$ 656,882
Specialty Segment	49,023	435,736	213,537	229,717	135,462	(100,484)	20,044	229,308

Total	$ 170,652	$ 1,131,989	$ 658,940	$ 854,711	$ 475,497	$(275,336)	$ 123,468	$ 886,190

2008
Brokerage Segment	$ 33,694	$ 487,155	$ 267,525	$ 296,718	$ 152,546	$(114,463)	$ 68,871	$ 315,655
Specialty Segment	19,386	47,836	61,322	17,832	10,193	6,915	3,256	28,387

Total	$ 53,080	$ 534,991	$ 328,847	$ 314,550	$ 162,739	$(107,548)	$ 72,127	$ 344,042

2007
Brokerage Segment	$ 35,200	$ 488,228	$ 258,255	$ 284,216	$ 156,790	$(84,076)	$ 66,962	$ 254,891
Specialty Segment	4,071	12,955	14,519	1,890	1,116	1,340	668	4,292

Total	$ 39,271	$ 501,183	$ 272,774	$ 286,106	$ 157,906	$(82,736)	$ 67,630	$ 259,183

Tower Group , Inc.
Schedule IV - Reinsurance

					Percentage of
		Ceded to	Assumed from		Amount
	Direct	Other	Other	Net	Assumed to
($ in thousands)	Amount	Companies	Companies	Amount	Net

Year ended December 31, 2009
Premiums
Property and casualty insurance	$ 989,771	$ 184,528	$ 80,945	$ 886,190	9.1%
Accident and health insurance	-	-	-	-	0.0%

Total Premiums	$ 989,771	$ 184,528	$ 80,945	$ 886,190	9.1%

Year ended December 31, 2008
Premiums
Property and casualty insurance	$ 627,319	$ 290,777	$ 7,501	$ 344,043	2.2%
Accident and health insurance	-	-	-	-	0.0%

Total Premiums	$ 627,319	$ 290,777	$ 7,501	$ 344,043	2.2%

Year ended December 31, 2007
Premiums
Property and casualty insurance	$ 520,421	$ 264,832	$ 3,593	$ 259,182	1.4%
Accident and health insurance	-	-	-	-	0.0%

Total Premiums	$ 520,421	$ 264,832	$ 3,593	$ 259,182	1.4%

Tower Group, Inc.
Schedule V - Valuation and Qualifying Accounts

	Year Ended December 31,
($ in thousands)	2009	2008	2007

Balance, January 1	$550	$204	$248
Additions	1,671	707	157
Deletions	(949)	(361)	(201)

Balance, December 31	$1,272	$550	$204

Tower Group, Inc.
Schedule VI - Supplemental Information Concerning Insurance Operations

							Claims and Claims
		Reserves					Adjustment Expenses
		For Unpaid					Incurred and Related to
		Claims and						Prior Year*		Paid Claims
	Deferred	Claim				Net		Includes	Amortization	and Claim	Net
	Acquisition	Adjustment	Discounted	Unearned	Earned	Investment	Current	PXRE	of	Adjustment	Premiums
($ in thousands)	Cost	Expenses	Reserves	Premium	Premium	Income	Year	Commutation	DAC	Expenses	Written

2009
Consolidated Insurance Subsidiaries	$ 170,652	$ 1,131,989	$ -	$ 658,940	$ 854,711	$ 74,866	$ 477,757	$(2,620)	$(279,187)	$ 405,935	$ 886,189
Unconsolidated affiliate (1) (2)	-	-	-	-	2,627	2,098	2,105	(20)	914	967	1,375
2008
Consolidated Insurance Subsidiaries	53,080	534,991	-	328,847	314,551	34,568	171,616	(8,877)	(107,547)	161,635	344,043
Unconsolidated affiliate (1)	5,452	18,232	-	17,541	29,663	1,968	17,376	86	(12,214)	8,365	31,242
2007
Consolidated Insurance Subsidiaries	39,271	501,183	-	272,774	286,106	36,699	159,512	(1,606)	(82,736)	123,804	259,183
Unconsolidated affiliate (1)	5,204	8,647	-	15,490	17,687	2,101	9,442	(89)	(6,523)	3,141	26,792

(1) Information relates to CastlePoint Holdings, Ltd. (“CP”)
(2) The Company acquired CP on February 5, 2009. These are amounts for the period ended February 5, 2009 or for the period from January 1, 2009 — February 5, 2009. Subsequent to February 5, 2009, CP amounts are included with consolidated insurance subsidiaries.

The exhibits listed below are incorporated by reference to the documents following the descriptions of the exhibits.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of August 4, 2008, by and among Tower Group, Inc., Ocean I Corporation and CastlePoint Holdings, Ltd., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on August 6, 2008
2.2	Agreement and Plan of Merger, dated as of June 21, 2009, by and among Tower Group, Inc., Tower S.F. Merger Corporation and Specialty Underwriters’ Alliance, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8 filed on June 22, 2009
2.3	Amended and Restated Agreement and Plan of Merger, dated as of June 21, 2009, by and among Tower Group, Inc., Tower S.F. Merger Corporation and Specialty Underwriters’ Alliance, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on July 23, 2009
2.4	Purchase Agreement, dated as of February 2, 2010, by and among Tower Group, Inc., OneBeacon Insurance Group, Ltd., OneBeacon Insurance Group LLC, OneBeacon America Insurance Company, The Employers’ Fire Insurance Company, The Camden Fire Insurance Association, Homeland Insurance Company of New York, OneBeacon Insurance Company, OneBeacon Midwest Insurance Company, Pennsylvania General Insurance Company and The Northern Assurance Company of America, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 3, 2010
3.1	Amended and Restated Certificate of Incorporation of Tower Group, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-115310) filed on July 23, 2004
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Tower Group, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (No. 333-115310) filed on February 5, 2009
3.3	Certificate of Designations of Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 8, 2006
3.4	Certificate of Designations of Series A-1 Preferred Stock of Tower Group, Inc. incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007
3.5	Amended and Restated By-laws of Tower Group, Inc. as amended October 24, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 26, 2007
4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004
4.2	Warrant issued to Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004
9.1	Voting Agreement, dated August 4, 2008, between Tower Group, Inc. and Michael H. Lee, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2008
10.1	Employment Agreement, dated as of August 1, 2004, by and between Tower Group, Inc. and Michael H. Lee, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004
10.2	Employment Agreement, dated as of August 1, 2004, by and between Tower Group, Inc. and Francis M. Colalucci, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004
10.3	Employment Agreement, dated as of March 23, 2009, by and between Tower Group, Inc. and Richard Barrow, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009
10.4	Employment Agreement, dated as of November 19, 2009, by and between Tower Group, Inc. and William E. Hitselberger, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2009
10.4	2004 Long-Term Equity Compensation Plan, as amended and restated effective May 15, 2008, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-115310) filed on June 20, 2008
10.5	2001 Stock Award Plan, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.6	2000 Deferred Compensation Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004
10.7	Amended & Restated Declaration of Trust, dated as of May 15, 2003, by and between Tower Group, Inc., Tower Statutory Trust I and U.S. Bank National Association, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.8	Indenture, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.9	Guarantee Agreement, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

Exhibit
Number	Description of Exhibits
10.10	Amended and Restated Trust Agreement, dated as of September 30, 2003, by and between Tower Group, Inc., JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association and Michael H. Lee, Steven G. Fauth and Francis M. Colalucci as Administrative Trustees of Tower Group Statutory Trust II, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.11	Junior Subordinated Indenture, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.12	Guarantee Agreement, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.13	Service and Expense Sharing Agreement, dated as of December 28, 1995, by and between Tower Insurance Company of New York and Tower Risk Management Corp., incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.14	Real Estate Lease and amendments thereto, by and between Broadpine Realty Holding Company, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004
10.15	Third Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC executed September 1, 2005, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on August 26, 2005
10.16	License and Services Agreement, dated as of June 11, 2002, by and between AgencyPort Insurance Services, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004
10.17	Agreement, dated as of April 17, 1996, between Morstan General Agency, Inc. and Tower Risk Management Corp., incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.18	Amended and Restated Declaration of Trust, dated December 15, 2004, by and among Wilmington Trust Company, as Institutional Trustee; Wilmington Trust Company, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on December 20, 2004
10.19	Indenture between Tower Group, Inc. and Wilmington Trust Company, as Trustee, dated December 15, 2004, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 20, 2004
10.20	Guarantee Agreement dated December 15, 2004, by and between Tower Group, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 20, 2004
10.21	Amended and Restated Declaration of Trust, dated December 21, 2004, by and among JPMorgan Chase Bank, National Association, as Institutional Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on December 23, 2004
10.22	Indenture between Tower Group, Inc. and JPMorgan Chase Bank, National Association, as Trustee, dated December 21, 2004, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 23, 2004
10.23	Guarantee Agreement dated December 21, 2004, by and between Tower Group, Inc. and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 23, 2004
10.24	Amended and Restated Declaration of Trust, dated March 31, 2006, by and among Wells Fargo Bank, National Association, as Institutional Trustee; Wells Fargo Delaware Trust Company, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on April 6, 2006
10.25	Indenture between Tower Group, Inc. and Wells Fargo Bank, National Association, as Trustee, dated March 31, 2006, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on April 6, 2006
10.26	Guarantee Agreement dated March 31, 2006, by and between Tower Group, Inc. and Wells Fargo Delaware Trust Company, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on April 6, 2006
10.27	Stock Purchase Agreement by and among Tower Group, Inc. and Preserver Group, Inc. dated November 13, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006

Exhibit
Number	Description of Exhibits
10.28	Exchange Agreement by and among Tower Group, Inc. and CastlePoint Management Corp. dated January 11, 2007 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007
10.29	Master Agreement dated April 4, 2006 by and among Tower Group, Inc., Tower Insurance Company of New York, Tower National Insurance Company, CastlePoint Holdings, Ltd. and CastlePoint Management Corp. incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2007
10.30	Addendum No. 1 to the Master Agreement by and among Tower Group, Inc. and CastlePoint Holdings, Ltd. incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2007
10.31	Amended and Restated Declaration of Trust, dated January 25, 2007, by and among Wilmington Trust, as Institutional Trustee and as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Stephen L. Kibblehouse, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on January 26, 2007
10.32	Indenture between Tower Group, Inc. and Wilmington Trust Company, as Trustee, dated January 25, 2007, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on January 26, 2007
10.33	Guarantee Agreement dated January 25, 2007, by and between Tower Group, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on January 26, 2007
10.34	Management Agreement, dated July 1, 2007, by and between CastlePoint Insurance Company and Tower Risk Management Corp., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007
10.35	Employment Agreement, dated as of July 23, 2007, by and between Tower Group Inc. and Gary S. Maier, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007
10.36	Fourth Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC dated July 25, 2006, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.37	Fifth Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC dated December 20, 2006, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.38	Employment Agreement, dated as of November 12, 2006, by and between Tower Group Inc. and Patrick J. Haveron, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2007
10.39	Service Agreement dated May 1, 2007 by and among Tower Risk Management Corp. and CastlePoint Management Corp. , incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.40	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2008
10.41	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan Performance Shares Award Agreement, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.42	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan, as amended and restated effective May 15, 2008, Restricted Stock Units Award Agreement, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.43	Stock Purchase Agreement dated August 27, 2008 between CastlePoint Reinsurance Company, Ltd., HIG, Inc. and Brookfield US Corporation, incorporated by reference to Exhibit 2.1 to CastlePoint Holdings, Ltd.’s Current Report on Form 8-K filed on September 2, 2008
10.44	Asset Purchase Agreement, dated as of August 26, 2008, by and among CastlePoint Reinsurance Company, Ltd., Tower Insurance Company of New York, Tower National Insurance Company, Preserver Insurance Company, Mountain Valley Insurance Company, North East Insurance Company and Tower Risk Management Corp., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 27, 2008
10.45	Limited Waiver Agreement, dated as of August 26, 2008, by and among Tower Group, Inc., Ocean I Corporation and CastlePoint Holdings, Ltd., incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed August 27, 2008
10.46	Parent Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 10.32 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.47	Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.33 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.48	Indenture, dated as of December 1, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.34 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.49	Amended and Restated Declaration of Trust, dated as of December 1, 2006, among Wilmington Trust Company as

Exhibit
Number	Description of Exhibits
Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, CastlePoint Management Corp., as Sponsor, and Joel Weiner, James Dulligan and Roger Brown, as Administrators, incorporated by reference to Exhibit 10.35 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.50	Parent Guarantee Agreement, dated as of December 14, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 10.36 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.51	Guarantee Agreement of CastlePoint Management Corp., dated as of December 14, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.37 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.52	Indenture, dated as of December 14, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.38 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.53	Amended and Restated Declaration of Trust, dated as of December 14, 2006, among Wilmington Trust Company as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, CastlePoint Management Corp., as Sponsor, and Joel Weiner, James Dulligan and Roger Brown, as Administrators, incorporated by reference to Exhibit 10.39 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.54	CastlePoint Holdings, Ltd. 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.4 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006
10.55	Amendment No. 1 to CastlePoint Holdings, Ltd. 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 4.5 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-8 (File No. 333-134628) filed on December 5, 2007
10.56	Form of Stock Option Agreement for Executive Employee Recipients of Options under 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.5 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006
10.57	Form of Stock Option Agreement for Non-Employee Director Recipients of Options under 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.6 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006
10.58	Indenture between CastlePoint Bermuda Holdings, Ltd. and Wilmington Trust Company, as Trustee, dated September 27, 2007, incorporated by reference to Exhibit 4.1 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.59	Guarantee Agreement dated September 27, 2007 by and between CastlePoint Bermuda Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 4.2 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.60	Amended and Restated Declaration of Trust, dated September 27, 2007, by Wilmington Trust, as Institutional Trustee and as Delaware Trustee; CastlePoint Bermuda Holdings, Ltd. as Sponsor, and Trust Administrators Roger A. Brown, Joel S. Weiner and James Dulligan, incorporated by reference to Exhibit 4.3 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.61	Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, dated September 27, 2007 by CastlePoint Bermuda Holdings, Ltd. in favor of Wilmington Trust Company as institutional trustee, incorporated by reference to Exhibit 4.4 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.62	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company), incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.63	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of December 14, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company), incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.64	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of November 8, 2007, between CastlePoint Holdings, Ltd. and Wilmington Trust Company), incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.65	Separation Agreement, dated as of February 27, 2009, by and between Tower Group, Inc. and Patrick J. Haveron, incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.66	Consulting Agreement, dated as of February 27, 2009, by and between Tower Group, Inc. and Patrick J. Haveron, incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.67	Letter of Amendment dated February 23, 2009 to Stock Purchase Agreement dated August 27, 2008 between CastlePoint Reinsurance Company, Ltd., HIG, Inc. and Brookfield US Corporation, incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K filed on March 16, 2009

Exhibit
Number	Description of Exhibits
21.1	Subsidiaries of the registrant
23.1	Consent of Johnson Lambert & Co.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael H. Lee
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Francis M. Colalucci
32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002