Form 10-Q
period 2010-03-31
Tower Group, Inc.
filed 2010-05-10
CIK 1289592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934
For the quarterly period ended March 31, 2010

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
(212) 655-2000

(Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,951,423 shares of common stock, par value $0.01 per share, as of May 6, 2010.

Tower Group Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2010

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Tower Group, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
($ in thousands, except par value and share amounts)	2010	2009

Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $1,756,831 and $1,729,117)	$1,833,499	$1,783,596
Equity securities, available-for-sale, at fair value (cost of $78,275 and $78,051)	78,579	76,733
Short-term investments, available-for-sale, at fair value (cost of $6,699 and $36,500)	6,699	36,500

Total investments	1,918,777	1,896,829
Cash and cash equivalents	156,855	164,882
Investment income receivable	22,264	20,240
Premiums receivable	300,785	308,075
Reinsurance recoverable on paid losses	18,929	14,819
Reinsurance recoverable on unpaid losses	214,807	199,687
Prepaid reinsurance premiums	76,670	94,818
Deferred acquisition costs, net of deferred ceding commission revenue	174,859	170,652
Deferred income taxes	33,964	41,757
Intangible assets	52,018	53,350
Goodwill	243,748	244,690
Fixed assets, net of accumulated depreciation	71,405	66,429
Other assets	59,013	36,724

Total assets	$3,344,094	$3,312,952

Liabilities
Loss and loss adjustment expenses	$1,195,840	$1,131,989
Unearned premium	620,401	658,940
Reinsurance balances payable	46,273	89,080
Funds held under reinsurance agreements	60,242	13,737
Other liabilities	112,194	133,647
Subordinated debentures	235,058	235,058

Total liabilities	2,270,008	2,262,451
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 45,480,876 and 45,092,321 shares issued, and 44,973,701 and 44,984,953 shares outstanding)	455	451
Treasury stock (507,175 and 107,368 shares)	(10,636)	(1,995)
Paid-in-capital	754,265	751,878
Accumulated other comprehensive income	50,031	34,554
Retained earnings	279,971	265,613

Total stockholders’ equity	1,074,086	1,050,501

Total liabilities and stockholders’ equity	$3,344,094	$3,312,952

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2010	2009

Revenues
Net premiums earned	$268,046	$168,090
Ceding commission revenue	10,188	13,574
Insurance services revenue	556	4,276
Policy billing fees	771	521
Net investment income	23,175	14,533
Net realized investment gains (losses)
Other-than-temporary impairments	(6,146)	(8,732)
Portion of loss recognized in other comprehensive income	3,215	5,506
Other net realized investment gains	3,671	2,554

Total net realized investment gains (losses)	740	(672)

Total revenues	303,476	200,322
Expenses
Loss and loss adjustment expenses	169,337	90,256
Direct and ceding commission expense	58,045	47,408
Other operating expenses	44,208	26,744
Acquisition-related transaction costs	857	11,348
Interest expense	4,881	3,783

Total expenses	277,328	179,539
Other Income (expense)
Equity in loss of unconsolidated affiliate	—	(777)
Gain on investment in acquired unconsolidated affiliate	—	7,388
Other expense	(466)	—

Income before income taxes	25,682	27,394
Income tax expense	8,210	9,418

Net income	$17,472	$17,976

Gross unrealized investment holding gains arising during periods	23,811	5,067
Cumulative effect of adjustment resulting from adoption of new accounting guidance	—	(2,497)
Equity in net unrealized gains on investment in unconsolidated affiliate’s investment portfolio	—	3,124
Less: reclassification adjustment for (gains) losses included in net income	(740)	672
Income tax (expense) related to items of other comprehensive income	(7,594)	(2,228)

Comprehensive net income	$32,949	$22,114

Basic and diluted earnings per share
Basic	$0.39	$0.53
Diluted	$0.38	$0.53

Weighted average common shares outstanding
Basic	45,204	33,766
Diluted	45,406	33,918

Dividends declared and paid per common share	$0.07	$0.05

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
					Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’
(in thousands)	Shares	Amount	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 2008	23,408	$234	$(1,026)	$208,094	$(37,498)	$165,400	$335,204
Cumulative effect of adjustment resulting from adoption of new accounting guidance					(1,623)	1,623	—

Adjusted balance at December 31, 2008	23,408	234	(1,026)	208,094	(39,121)	167,023	335,204
Dividends declared	—	—	—	—	—	(10,740)	(10,740)
Stock based compensation	346	3	(1,059)	6,664	—	—	5,608
Issuance of common stock	21,338	214	—	527,292	—	—	527,506
Fair value of outstanding CastlePoint stock options	—	—	—	9,918	—	—	9,918
Warrant exercise	—	—	90	(90)	—	—	—
Net income	—	—	—	—	—	109,330	109,330
Net unrealized appreciation on securities available for sale, net of income tax	—	—	—	—	73,675	—	73,675

Balance at December 31, 2009	45,092	451	(1,995)	751,878	34,554	265,613	1,050,501

Dividends declared	—	—	—	—	—	(3,114)	(3,114)
Stock based compensation	389	4	(1,193)	2,387	—	—	1,198
Repurchase of common stock	—	—	(7,448)	—	—	—	(7,448)
Net income	—	—	—	—	—	17,472	17,472
Net unrealized appreciation on securities available for sale, net of income tax	—	—	—	—	15,477	—	15,477

Balance at March 31, 2010	45,481	$455	$(10,636)	$754,265	$50,031	$279,971	$1,074,086

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
($ in thousands)	2010	2009

Cash flows provided by (used in) operating activities:
Net income	$17,472	$17,976
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain on investment in acquired unconsolidated affiliate	—	(7,388)
(Gain) loss on sale of investments	(3,671)	(2,554)
Other-than-temporary-impairment loss on investments	2,931	3,226
Depreciation and amortization	5,795	5,239
Amortization of bond premium or discount	1,630	(2,998)
Amortization of restricted stock	2,056	1,193
Deferred income taxes	(540)	7,693
Excess tax benefits from share-based payment arrangements	32	14
(Increase) decrease in assets:
Investment income receivable	(2,024)	(764)
Premiums receivable	7,290	224,693
Reinsurance recoverable	(19,230)	159,864
Prepaid reinsurance premiums	18,148	123,185
Deferred acquisition costs, net	(4,207)	(8,476)
Other assets	(8,219)	38
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	63,851	(150,110)
Unearned premium	(38,539)	(102,817)
Reinsurance balances payable	(42,807)	(165,144)
Funds held under reinsurance agreements	46,505	(1,796)
Other liabilities	(9,711)	(46,807)

Net cash flows provided by operations	36,762	54,267

Cash flows provided by (used in) investing activities:
Net cash acquired from acquisition of CastlePoint	—	242,338
Acquisition of Hermitage, net of cash acquired	—	(42,218)
Purchase of fixed assets	(9,439)	(4,421)
Purchase — fixed-maturity securities	(176,355)	(148,153)
Purchase — equity securities	(13,841)	—
Short-term investments, net	29,801	—
Sale or maturity — fixed-maturity securities	122,875	40,051
Sale — equity securities	13,616	28,631

Net cash flows provided by (used in) investing activities	(33,343)	116,228

Exercise of stock options and warrants	341	19
Excess tax benefits from share-based payment arrangements	(32)	(14)
Treasury stock acquired-net employee share-based compensation	(1,193)	(354)
Repurchase of Common Stock	(7,448)	—
Dividends paid	(3,114)	(2,019)

Net cash flows (used in) financing activities	(11,446)	(2,368)

Increase (decrease) in cash and cash equivalents	(8,027)	168,127
Cash and cash equivalents, beginning of period	164,882	136,523

Cash and cash equivalents, end of period	$156,855	$304,650

See accompanying notes to the consolidated financial statements.	(Continued)

Tower Group, Inc.
Consolidated Statements of Cash Flows — (Continued)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,000	$12,080
Cash paid for interest	4,881	3,783
Schedule of non-cash investing and financing activities:
Issuance of common stock in acquisition of CastlePoint	$—	$421,623
Value of CastlePoint stock options at date of acquisition	—	9,138

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
The Company currently operates three business segments: Brokerage Insurance, Specialty Business and Insurance Services:
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
As disclosed in the financial statements in our Form 10-K as of December 31, 2009 the signing of a definitive agreement to purchase the Personal Lines Division (the “Personal Lines Division”) of OneBeacon Insurance Group (“OneBeacon”) was announced. If the acquisition of the Personal Lines Division of OneBeacon is approved by certain state regulatory authorities and completed, the Company will evaluate whether to separate its Brokerage Insurance segment into a Commercial Business segment and a Personal Business segment as it determines the most effective management reporting structure. This transaction is expected to close in the second quarter of 2010. Accordingly, the Company’s segments remain consistent with the segments presented at December 31, 2009.
See Footnote 3 for additional details of acquisitions that were made in 2009.
Note 2—Accounting Policies and Basis of Presentation
Basis of Presentation
The accompanying unaudited consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2009 and notes thereto included in the Annual Report on Form 10-K filed on March 1, 2010. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations.
The results of operations for the three months ended March 31, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010. All significant inter-company transactions have been eliminated in consolidation. Business segment results are presented net of all material inter-segment transactions.
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
Reclassifications
Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation. None of these reclassifications had an effect on consolidated net earnings, total stockholders’ equity or cash flows.

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Income tax expense
Income tax expense decreased, as the effective income tax rate (including state and local taxes) was 31.9% for the quarter ended March 31, 2010, compared to 34.4% for the same period in 2009. The decrease in the effective tax rate for the three months ended March 31, 2010 was primarily related to an increase in tax exempt municipal investments, and, to a lesser extent, lower state and local income taxes.
Accounting Pronouncements
Accounting guidance adopted in 2010
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The new guidance enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. The Company adopted this new guidance on January 1, 2010, with no material effects on its financial statements as of March 31, 2010.
In June 2009, the FASB issued new guidance which concerns the consolidation of variable interest entities and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly affect the other entity’s economic performance. The new guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company adopted this new guidance on January 1, 2010, with no material effects on its financial statements as of March 31, 2010. The Company will apply this guidance on a transaction by transaction basis going forward.
In January 2010, the FASB issued new guidance that requires additional disclosure of the fair value of assets and liabilities. This guidance requires additional disclosures to be made about significant transfers in and out of Levels 1 and 2 of the fair value hierarchy within GAAP. The Company adopted this guidance on January 1, 2010, with the required disclosure included in “Note 5 — Fair Value Measurements”.
Accounting guidance not yet effective
The guidance issued by the FASB in January 2010 also requires additional disclosure about the gross activity within Level 3 of the fair value hierarchy within GAAP as opposed to the net disclosure currently required. This disclosure will be effective for annual and interim periods beginning after December 15, 2010. As this guidance relates to disclosure rather than measurement of assets and liabilities, there will be no effect on the financial results or position of the Company. The Company will comply with this disclosure requirement when it becomes effective.
Pending accounting guidance
The Emerging Issues Task Force of the FASB is discussing Issue No. 09-G, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” At issue is how the definition of acquisition costs should be interpreted in assessing whether certain costs relating to the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs. The Task Force reached a consensus-for-exposure that acquisition costs that qualify as deferrable should include only those costs that are directly related to the acquisition of insurance contracts by applying a model similar to the accounting for loan origination costs. That definition would not include, for example, any costs incurred in the acquisition of new or renewal contracts related to unsuccessful contract acquisitions. Also, advertising costs incurred by insurance entities should not be included in deferred acquisition costs. While this exposure is being discussed by practitioners, there is no date issued yet for this guidance to be effective. The following categories of acquisition costs are included within the March 31, 2010 caption “Deferred acquisition costs, net of deferred ceding commission revenue”:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

($ millions)

Commissions	$115.7
Taxes and assessments	21.6
Other deferred acquisition expenses	55.5
Deferred ceding commission revenue	(17.9)

Net deferred acquisition costs	$174.9

The amount included in the category “other deferred acquisition expenses” may be significantly reduced as a result of the adoption of this pending guidance.
Note 3—Acquisitions
Acquisition of Specialty Underwriters’ Alliance, Inc. (“SUA”)
On November 13, 2009, the acquisition of 100% of the issued and outstanding common stock of SUA, a specialty property and casualty insurance company for $106.7 million was completed. The purchase consideration consisted primarily of 4,460,092 shares of Tower stock with an aggregate fair value of $105.9 million. The acquisition strengthened the Specialty Business segment and its regional presence in the Midwest.
Acquisition of the Renewal Rights of AequiCap Program Administrators Inc. (“AequiCap”)
On October 14, 2009, the acquisition of the renewal rights to the workers’ compensation business of AequiCap was completed. AequiCap was purchased for $5.5 million in cash. The acquired business primarily consists of small, low to moderate hazard workers’ compensation policies in Florida. Most of the employees of AequiCap involved in the servicing of the workers’ compensation business became employees of the Company. The acquisition of this business strengthened the regional presence in the Southeast.
Acquisition of HIG, Inc. (“Hermitage”)
On February 27, 2009, the acquisition of Hermitage, a property and casualty insurance holding company, for $130.1 million in cash was completed. This transaction further expanded the wholesale distribution system nationally and established a network of retail agents in the Southeast.
Acquisition of CastlePoint Holding, Ltd. (“CastlePoint”)
On February 5, 2009 the acquisition of 100% of the issued and outstanding common stock of CastlePoint, a Bermuda exempted corporation, was completed. The consideration for this transaction was $491.4 million consisting of 16,878,410 shares of Tower common stock with an aggregate value of $421.7 million, $4.4 million related to the fair value of unexercised warrants, and $65.3 million of cash. The Company issued 1,148,308 employee stock options to replace the CastlePoint employee and director stock options as of the acquisition date. The value of the Company’s stock options attributed to the services rendered by the CastlePoint employees as of the acquisition date totaled $9.1 million and was included in the purchase consideration. This transaction has expanded and diversified revenues by accessing CastlePoint’s programs and risk sharing businesses.
In connection with recording the acquisition, the previous investment in CastlePoint was revalued resulting in a gain of $7.4 million, before income taxes. This gain was included in the Consolidated Statements of Income in the first quarter of 2009. There were $11.4 million of transaction costs, including legal, accounting, investment advisory and other costs directly related to the acquisition incurred, which were expensed in the first quarter of 2009.
Note 4 — Investments
The cost or amortized cost and fair value of investments in fixed-maturity securities, equities and short-term investments and gross unrealized gains, losses and other-than-temporary impairment losses as of March 31, 2010 and December 31, 2009 are summarized as follows:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Cost or	Gross	Gross		Unrealized
	Amortized	Unrealized	Unrealized	Fair	OTTI
($ in thousands)	Cost	Gains	Losses	Value	Losses (1)

March 31, 2010
U.S. Treasury securities	$67,725	$340	$(52)	$68,013	$—
U.S. Agency securities	36,096	370	(145)	36,321	—
Municipal bonds	506,848	18,422	(589)	524,681	—
Corporate and other bonds
Finance	204,791	11,934	(764)	215,961	—
Industrial	408,843	16,625	(757)	424,711	—
Utilities	54,261	3,877	(429)	57,709	—
Commercial mortgage-backed securities	178,736	25,188	(3,416)	200,508	(3,319)
Residential mortgage-backed securities
Agency backed securities	264,263	6,650	(280)	270,633	—
Non-agency backed securities	25,832	2,891	(2,442)	26,281	(1,540)
Asset-backed securities	9,436	385	(1,140)	8,681	(980)

Total fixed-maturity securities	1,756,831	86,682	(10,014)	1,833,499	(5,839)
Preferred stocks, principally financial sector	77,759	1,435	(1,109)	78,085	—
Common stocks	516	121	(143)	494	—
Short-term investments	6,699	—	—	6,699	—

Total	$1,841,805	$88,238	$(11,266)	$1,918,777	$(5,839)

December 31, 2009
U.S. Treasury securities	$73,281	$235	$(225)	$73,291	$—
U.S. Agency securities	40,063	134	(214)	39,983	—
Municipal bonds	508,204	18,241	(730)	525,715	—
Corporate and other bonds
Finance	174,971	11,150	(1,390)	184,731	—
Industrial	371,848	13,225	(1,334)	383,739	—
Utilities	43,154	3,559	(62)	46,651	—
Commercial mortgage-backed securities	195,580	16,603	(8,736)	203,447	(7,713)
Residential mortgage-backed securities
Agency backed securities	283,403	6,245	(963)	288,685	—
Non-agency backed securities	27,597	2,772	(2,924)	27,445	(1,948)
Asset-backed securities	11,016	214	(1,321)	9,909	(1,301)

Total fixed-maturity securities	1,729,117	72,378	(17,899)	1,783,596	(10,962)
Preferred stocks, principally financial sector	77,536	919	(2,165)	76,290	—
Common stocks	515	78	(150)	443	—
Short-term investments	36,500	—	—	36,500	—

Total	$1,843,668	$73,375	$(20,214)	$1,896,829	$(10,962)

(1)	Represents the gross unrealized loss on other-than-temporarily impaired securities recognized in accumulated other comprehensive income (loss).

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Major categories of net investment income are summarized as follows:

	Three Months Ended
	March 31,
($ in thousands)	2010	2009

Income
Fixed-maturity securities	$22,582	$13,969
Equity securities	1,425	315
Cash and cash equivalents	115	665
Dividends on common trust securities	142	53

Total	24,264	15,002
Expenses
Investment expenses	(1,089)	(469)

Net investment income	$23,175	$14,533

Proceeds from the sale and maturity of fixed-maturity securities were $122.9 million and $40.1 million for the three months ended March 31, 2010 and 2009, respectively. Proceeds from the sale of equity securities were $13.6 million and $28.6 million for the three months ended March 31, 2010 and 2009, respectively.
Gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three Months Ended
	March 31,
($ in thousands)	2010	2009

Fixed-maturity securities
Gross realized gains	$4,958	$2,489
Gross realized losses	(1,287)	(135)

	3,671	2,354
Equity securities
Gross realized gains	—	262
Gross realized losses	—	(62)

	—	200

Net realized gains on investments	3,671	2,554

Other-than-temporary impairment losses
Fixed-maturity securities	(2,931)	(3,226)
Equity securities	—	—

Total other-than-temporary impairment losses	(2,931)	(3,226)

Total net realized gains (losses), including other-than-temporary impairment losses	$740	$(672)

Management may dispose of a particular security due to changes in facts and circumstances related to the invested asset that have arisen since the last analysis supporting management’s determination whether or not it intended to sell the security, and if not, whether it is more likely than not that the Company would be required to sell the security before recovery of its amortized cost basis.
Impairment Review
Management regularly reviews the Company’s fixed-maturity and equity security portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, management considers, among other criteria: (i) the overall financial condition of the issuer, (ii) the current fair value compared to amortized cost or cost, as appropriate; (iii) the length of time the security’s fair value has been below amortized cost or cost; (iv) specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments; (v) whether management intends to sell the security and, if not, whether it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; (vi) specific cash flow estimations for certain mortgage-backed and asset-backed securities and (vii) current economic conditions. If an other-than-temporary impairment loss (“OTTI”) is determined for a fixed-maturity security and management does not intend to sell and it is

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
more likely than not that it will not be required to sell the security before recovery of cost or amortized cost, the credit portion is included in the statement of income in net realized investment gains (losses) and the non-credit portion is included in comprehensive net income. The credit portion results in a permanent reduction of the cost basis of the underlying investment and the security is amortized up to the expected recovery amount. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization.
Commercial mortgage-backed securities (“CMBS”), non-agency residential mortgage-backed securities (“RMBS”) and corporate bonds represent the largest unrealized loss positions as of March 31, 2010.
For certain non-highly rated structured fixed-maturity securities, management determines the credit loss component by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. If the amortized cost is greater than the present value of the expected cash flows, the difference is considered a credit loss and included in net realized investment gains (losses). During the quarter ended March 31, 2010, $2.9 million of credit related OTTI primarily related to commercial and non-agency residential mortgage-backed securities was recorded.
For certain non-structured fixed-maturity securities (U.S. Treasury securities, obligations of U.S. Government and government agencies and authorities, obligations of states, municipalities and political subdivisions, debt securities issued by foreign governments, and certain corporate debt) the unrealized loss over a certain threshold is reviewed to determine whether full recovery of principal and interest will be received. The estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. The determination of recovery value incorporates an issuer valuation assumption utilizing one or a combination of valuation methods as deemed appropriate by management. The present value of the cash flows is determined by applying the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment) and an estimated recovery time frame. For securities for which the issuer is financially troubled but not in bankruptcy, that time frame is generally longer. Included in the present value calculation are expected principal and interest payments; however, for securities for which the issuer is classified as bankrupt or in default, the present value calculation assumes no interest payments and a single recovery amount. In situations for which a present value of cash flows cannot be estimated, a write down to fair value is recorded.
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
The non-agency RMBS holdings include securities with underlying prime mortgages. Sub-prime and Alt-A mortgages are included in Agency backed Securities. Management analyzes certain of its non-agency RMBS on a quarterly basis using default loss models based on the performance of the underlying loans. Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred. The expected losses for a mortgage pool are compared to the break-even loss, which represents the point at which the Company’s tranche begins to experience losses. The timing of projected cash flows on these securities has changed as economic conditions have prevented the underlying borrowers from refinancing the mortgages underlying these securities, thereby reducing the amount of projected prepayments. Additionally, for certain of the non-agency RMBS holdings, the estimated cash flows have continued to decline. This is primarily attributable to the continued decline in home prices which seems to have stabilized during the second half of 2009 and into 2010. Additionally, unemployment has steadily risen throughout 2009 and into 2010 from 7.4% at December 2008 to 9.7% at March 2010. These are critical factors impacting future projected losses. As a result, the default and loss severity estimates have increased based on these home price change estimates and the increase in unemployment. See the table below for a summary of OTTI losses recorded in 2010. The OTTI charges are recognized and recorded in the period when there are adverse changes in projected cash flows of a particular structured security, which are tested on a quarterly basis.
The CMBS holdings are also evaluated on a quarterly basis using analytical techniques and various metrics including the level of subordination, debt-service-coverage ratios, loan-to-value ratios, delinquencies, defaults and foreclosures. For certain of the CMBS holdings, the estimated cash flows have continued to decline during the quarter, similar to non-agency RMBS. The primary driver of this decline has been an increase of delinquencies from 5.3% at December 31, 2009 to 6.6% by the first quarter of 2010. Additionally, the weak economy has continued to cause higher vacancies, negatively impacting income to support debt payments. Furthermore, a lack of financing in the CMBS market and a decline in real estate values is resulting in higher longer term projected losses due to the increase in refinancing risk of commercial loans upon the balloon dates. See the table below for a summary of OTTI losses recorded in 2010. The OTTI charges are recognized and recorded in the period when there are adverse changes in projected cash flows, which are tested on a quarterly basis.

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
The following table shows the number and amount of fixed-maturity and equity securities that were OTTI for the three months ended March 31, 2010 and 2009. This resulted in recording impairment write-downs included in net realized investment gains (losses), and reduced the unrealized loss in other comprehensive net income:

	Three Months Ended March 31,
	2010		2009
($ in thousands)	No.	Amount	No.	Amount

Commercial mortgage-backed securities	20	$(4,598)	10	$(5,520)
Residential mortgage-backed securities	15	(1,504)	5	(2,452)
Asset-backed securities	1	(44)	8	(760)

	36	(6,146)	23	(8,732)
Portion of loss recognized in accumulated other comprehensive income (loss), principally residential mortgage-backed securities		3,215		5,506

Impairment losses recognized in earnings		$(2,931)		$(3,226)

The following table provides a rollforward of the cumulative amount of OTTI for securities still held showing the amounts that have been included in earnings on a pretax basis for the three months ended March 31, 2010:

	Three Months Ended
	March 31,
($ in thousands)	2010	2009

Balance, January 1,	$40,734	$24,638
Cumulative effect of adjustment upon adoption of 2009 GAAP guidance on OTTI	—	(2,497)
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	207	2,775
OTTI has been previously recognized	2,724	451
Reductions due to:
Securities sold during the period (realized)	(4,132)	—

Balance, March 31,	$39,533	$25,367

Unrealized Losses
There are 473 investment positions at March 31, 2010 that account for the gross unrealized loss, none of which is deemed by management to be OTTI. Temporary losses on investments resulted primarily from purchases made in a lower interest rate environment or lower yield spread environment as opposed to market illiquidity and market dislocation that existed during 2008 and into early 2009. There have been some ratings downgrades within the corporate sector due to the weak, but improving, economic environment. However, after analyzing the credit quality, balance sheet strength and company outlook, management believes these securities will recover in value as liquidity and the economy continue to improve. The structured securities that had significant unrealized losses resulted from declines in both residential and commercial real estate prices. To the extent projected cash flows on structured securities change adversely, they would be considered OTTI and an impairment loss would be recognized. Management considered all relevant factors, including expected recoverability of cash flows, in assessing whether the loss was other-than-temporary. Management does not intend to sell these fixed maturity securities and it is not more likely than not that we will be required to sell these securities before recovering their cost basis.
For all securities in an unrealized loss position at March 31, 2010, management has received all contractual interest payments (and principal if applicable). Based on the continuing receipt of cash flow and the foregoing analyses, management expects continued timely payments of principal and interest and considers the losses to be temporary.
The following table presents information regarding invested assets that were in an unrealized loss position at March 31, 2010 and December 31, 2009 by amount of time in a continuous unrealized loss position:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Aggregate	Unrealized
($ in thousands)	No.	Value	Losses	No.	Value	Losses	No.	Fair Value	Losses

March 31, 2010
U.S. Treasury securities	12	$7,180	$(45)	2	$4,086	$(7)	14	$11,266	$(52)
U.S. Agency securities	2	6,435	(49)	5	12	(96)	7	6,447	(145)
Municipal bonds	37	40,773	(393)	6	10,030	(196)	43	50,803	(589)
Corporate and other bonds
Finance	15	19,323	(228)	36	25,461	(536)	51	44,784	(764)
Industrial	21	17,967	(104)	137	36,699	(653)	158	54,666	(757)
Utilities	1	1,971	(20)	43	6,155	(409)	44	8,126	(429)
Commercial mortgage- backed securities	—	—	—	22	10,879	(3,416)	22	10,879	(3,416)
Residential mortgage- backed securities
Agency backed	23	40,962	(173)	2	10,947	(107)	25	51,909	(280)
Non-agency backed	2	22	(3)	24	17,315	(2,439)	26	17,337	(2,442)
Asset-backed securities	1	495	(13)	14	2,940	(1,127)	15	3,435	(1,140)

Total fixed-maturity securities	114	135,128	(1,028)	291	124,524	(8,986)	405	259,652	(10,014)
Preferred stocks	43	28,529	(401)	21	13,570	(708)	64	42,099	(1,109)
Common stocks	—	—	—	4	38	(143)	4	38	(143)

Total	157	$163,657	$(1,429)	316	$138,132	$(9,837)	473	$301,789	$(11,266)

December 31, 2009
U.S. Treasury securities	24	$43,421	$(225)	—	$—	$—	24	$43,421	$(225)
U.S. Agency securities	21	27,652	(214)	—	—	—	21	27,652	(214)
Municipal bonds	42	50,526	(587)	5	2,569	(143)	47	53,095	(730)
Corporate and other bonds
Finance	32	28,342	(291)	20	14,906	(1,099)	52	43,248	(1,390)
Industrial	104	69,475	(726)	25	14,563	(608)	129	84,038	(1,334)
Utilities	6	3,575	(37)	2	625	(25)	8	4,200	(62)
Commercial mortgage- backed securities	20	25,810	(598)	27	22,904	(8,138)	47	48,714	(8,736)
Residential mortgage- backed securities
Agency backed	43	79,005	(963)	—	—	—	43	79,005	(963)
Non-agency backed	4	1,081	(14)	37	19,672	(2,910)	41	20,753	(2,924)
Asset-backed securities	5	334	(116)	11	2,962	(1,205)	16	3,296	(1,321)

Total fixed-maturity securities	301	329,221	(3,771)	127	78,201	(14,128)	428	407,422	(17,899)
Preferred stocks	87	59,243	(1,441)	6	4,827	(724)	93	64,070	(2,165)
Common stocks	4	31	(150)	—	—	—	4	31	(150)

Total	392	$388,495	$(5,362)	133	$83,028	$(14,852)	525	$471,523	$(20,214)

The unrealized position associated with the fixed-maturity portfolio included $10.0 million in gross unrealized losses as of March 31, 2010, consisting primarily of mortgage-backed and asset-backed securities representing 73% of the total gross unrealized loss position. The total fixed-maturity portfolio of gross unrealized losses included 405 securities which were, in aggregate, approximately 4% below amortized cost. Of the 405 fixed maturity investments identified, 291 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these investments at March 31, 2010 was $9.0 million. Management does not consider these investments to be other-than-temporarily impaired.
The unrealized loss on the investment in preferred securities was primarily due to the market disruption caused by temporary market conditions. All of the preferred securities that were in an unrealized loss position as of March 31, 2010 were evaluated. The evaluation consisted of a detailed review including but not limited to some or all of the following factors for each security: the current S&P rating, analysts’ reports, past earning trends and analysts’ earnings expectations for the next 12 months, liquidity, near-term financing risk, and whether the company was currently paying dividends on its equity securities. Management does not consider these investments to be other-than-temporarily impaired.
The unrealized loss for the corporate and other bonds was $2.0 million with 216 securities in an unrealized loss position over 12 months. Four of these securities which represented $1.1 million of unrealized loss or 56% of the corporate and other bonds in an unrealized loss position were evaluated and management expects full recovery of principal and interest. These investments are not considered to be other-than-temporarily impaired.

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
The following tables stratify, by securitized assets and all other assets, the gross unrealized losses in the portfolio at March 31, 2010, by duration in a loss position and magnitude of the loss as a percentage of the cost or amortized cost of the security:

	Securitized Assets
		Total Gross	Decline of Investment Value
	Fair	Unrealized	>15%		>25%		>50%
($ in thousands)	Value	Losses	No.	Amount	No.	Amount	No.	Amount

Unrealized loss for less than 6 months	$53,266	$(410)	—	$—	—	$—	1	$(77)
Unrealized loss for over 6 months	78	(4)	—	—	—	—	—	—
Unrealized loss for over 12 months	22	(143)	—	—	1	(16)	2	(127)
Unrealized loss for over 18 months	6,097	(448)	2	(110)	—	—	—	—
Unrealized loss for over 2 years	24,097	(6,273)	9	(981)	6	(2,915)	9	(1,467)

	$83,560	$(7,278)	11	$(1,091)	7	$(2,931)	12	$(1,671)

	All Other Assets
		Total Gross	Decline of Investment Value
	Fair	Unrealized	>15%		>25%		>50%
($ in thousands)	Value	Losses	No.	Amount	No.	Amount	No.	Amount

Unrealized loss for less than 6 months	$155,983	$(1,536)	2	$(8)	—	$—	1	$(1)
Unrealized loss for over 6 months	32,444	(828)	6	(137)	—	—	2	(62)
Unrealized loss for over 12 months	384	(208)	—	—	1	(38)	4	(169)
Unrealized loss for over 18 months	2,949	(161)	—	—	—	—	—	—
Unrealized loss for over 2 years	26,469	(1,255)	2	(148)	—	—	—	—

	$218,229	$(3,988)	10	$(293)	1	$(38)	7	$(232)

Management evaluated the severity of the impairment in relation to the carrying values for the securities referred to above and considered all relevant factors in assessing whether the loss was other-than-temporary. Management does not intend to sell its fixed-maturity securities, and it is not more likely than not that these securities will be required to be sold until there is a recovery of fair value to the original cost basis, which may be at maturity.
Fixed-Maturity Investment—Time to Maturity
The following table shows the composition of the fixed-maturity portfolio by remaining time to maturity at March 31, 2010 and December 31, 2009. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date.

	March 31, 2010		December 31, 2009
	Amortized		Amortized
($ in thousands)	Cost	Fair Value	Cost	Fair Value

Remaining Time to Maturity
Less than one year	$34,344	$34,679	$30,282	$30,465
One to five years	378,268	390,202	346,309	355,402
Five to ten years	491,616	509,648	477,843	492,517
More than 10 years	374,336	392,867	357,086	375,726
Mortgage and asset-backed securities	478,267	506,103	517,597	529,486

Total	$1,756,831	$1,833,499	$1,729,117	$1,783,596

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

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
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
The availability of observable inputs varies and is affected by a wide variety of factors. When the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. The degree of judgment exercised by management in determining fair value is greatest for investments categorized as Level 3. For investments in this category, management considers prices and inputs that are current as of the measurement date. In periods of market dislocation, as characterized by current market conditions, the ability to observe stable prices and inputs may be reduced for many instruments. This condition could cause a security to be reclassified between levels.
As at March 31, 2010 and December 31, 2009, the Company’s fixed-maturities and equity investments are allocated among levels as follows:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

($ in thousands)	Level 1	Level 2	Level 3	Total

March 31, 2010
Fixed-maturity securities
U.S. Treasury securities	$—	$68,013	$—	$68,013
U.S. Agency securities	—	36,321	—	36,321
Municipal bonds	—	524,681	—	524,681
Corporate and other bonds	—	698,381	—	698,381
Commercial mortgage-backed securities	—	200,508	—	200,508
Residential mortgage-backed securities
Agency	—	270,633	—	270,633
Non-agency	—	18,782	7,499	26,281
Asset-backed securities	—	5,255	3,426	8,681

Total fixed-maturities	—	1,822,574	10,925	1,833,499
Equity investments	55,432	23,147	—	78,579
Short-term investments	5,200	1,499	—	6,699

Total	$60,632	$1,847,220	$10,925	$1,918,777

December 31, 2009
Fixed-maturity securities
U.S. Treasury securities	$—	$73,291	$—	$73,291
U.S. Agency securities	—	39,983	—	39,983
Municipal bonds	—	525,715	—	525,715
Corporate and other bonds	—	615,121	—	615,121
Commercial mortgage-backed securities	—	203,447	—	203,447
Residential mortgage-backed securities
Agency	—	288,685	—	288,685
Non-agency	—	16,937	10,508	27,445
Asset-backed securities	—	6,822	3,087	9,909

Total fixed-maturities	—	1,770,001	13,595	1,783,596
Equity investments	54,044	22,689	—	76,733
Short-term investments	36,500	—	—	36,500

Total	$90,544	$1,792,690	$13,595	$1,896,829

The fair values of the fixed-maturity and equity investments are determined by management after taking into consideration available sources of data. Management believes that pricing sources, at times, use unrealistically low prices based on trades in inactive or distressed markets. Various factors are considered that may indicate an inactive market, including levels of activity, source and timeliness of quotes, abnormal liquidity risk premiums, unusually wide bid-ask spreads, and lack of correlation between fair value of assets and relevant indices. If management believes that the price provided from the pricing source is distressed, management will use a valuation method that reflects an orderly transaction between market participants, generally a discounted cash flow method that incorporates relevant interest rate, risk and liquidity factors.
Approximately 78% of the portfolio valuations at March 31, 2010 classified as Level 1 or Level 2 in the above table is priced by utilizing the services of several independent pricing services that provides the Company with a price quote for each security. The remainder of the portfolio valuations represents non-binding broker quotes. There were no adjustments made to the prices obtained from the independent pricing sources and dealers on securities classified as Level 1 or Level 2.
In 2010, there were no transfers of investments between Level 1 and Level 2. $2.7 million of Agency backed RMBS securities were transferred from Level 3 to Level 2 when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available in the first quarter 2010.
The Level 3 classified securities in the investment portfolio consist of primarily non-agency mortgage-backed and asset-backed securities that were either not traded or very thinly traded. Management, in conjunction with its outside portfolio manager, has considered the various factors that may indicate an inactive market and has concluded that prices provided by the pricing sources represent an inactive or distressed market. As a result, prices from independent third party pricing services, broker quotes or other observable inputs were not always available or were deemed unrealistic, or, in the case of certain broker quotes, were non-binding. Therefore, the fair values of these securities were determined using a model to develop a security price using future cash flow expectations that were developed based on collateral composition and performance and

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
discounted at an estimated market rate (including estimated risk and liquidity premiums) taking into account estimates of the rate of future prepayments, current credit spreads, credit subordination protection, mortgage origination year, default rates, benchmark yields and time to maturity. For certain securities, non-binding broker quotes were available and these were also considered in determining the appropriateness of the security price.
Use of Level 3 (the unobservable inputs) included 58 securities and accounted for less than 1% of total investments at March 31, 2010.
Management has reviewed the pricing techniques and methodologies of the independent pricing sources and believes that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. Management monitors security-specific valuation trends and discusses material changes or the absence of expected changes with the pricing sources to understand the underlying factors and inputs and to validate the reasonableness of pricing.
The following table summarizes changes in Level 3 assets measured at fair value for the three months ended March 31, 2010:

	Three Months Ended
	March 31,

($ in thousands)	2010	2009

Beginning balance	$13,595	$18,084
Total gains (losses)-realized / unrealized
Included in net income	(172)	(3,226)
Included in other comprehensive income (loss)	71	(1,168)
Purchases, issuances and settlements	113	114
Net transfers into (out of) Level 3	(2,682)	933

Ending balance	$10,925	$14,737

Note 6—Loss and Loss Adjustment Expense
In the first quarter 2010, incurred losses attributable to insured events of prior years were reduced by $10 thousand. In comparison, for the three months ended March 31, 2009, incurred losses attributable to insured events of prior years decreased by $3.0 million. The favorable development in the first quarter 2009 was comprised primarily of savings in LAE expenses as a result of changing to a fixed fee billing for our in-house attorneys for claims handled and legal fee auditing of attorneys’ bills.
The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE for the three months ended March 31, 2010 and 2009:

($ in thousands)	2010	2009

Balance at January 1,	$1,131,989	$534,991
Less reinsurance recoverables on unpaid losses	(199,687)	(222,229)

	932,302	312,762
Net reserves, at fair value, of acquired companies	—	370,001
Incurred related to:
Current year	169,347	93,239
Prior years	(10)	(2,982)

Total incurred	169,337	90,257
Paid related to:
Current year	11,833	11,830
Prior years	108,773	46,603

Total paid	120,606	58,433

Net balance at March 31,	981,033	714,587
Add reinsurance recoverables on unpaid losses	214,807	108,645

Balance at March 31,	$1,195,840	$823,232

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 7—Stockholders’ Equity
Authorized Shares of Common Stock
On January 28, 2009, an amendment to increase the number of authorized shares of common stock, par value $0.01 per share, from 40,000,000 shares to 100,000,000 shares was approved at a special meeting of stockholders.
Shares of Common Stock Issued
In connection with the acquisition of SUA in 2009, 4,460,092 shares were issued to the shareholders of SUA increasing Common Stock by $44,600 and Paid-in Capital by $105.8 million.
In connection with the acquisition of CastlePoint in 2009, 16,878,410 shares were issued to the shareholders of CastlePoint increasing Common Stock by $169,000 and Paid-in Capital by $421.5 million.
For the three months ended March 31, 2010 and the year ended December 31, 2009, 17,707 and 52,310 new common shares, respectively, were issued as the result of employee stock option exercises and 341,406 and 310,208 new common shares, for the same periods, respectively, were issued as the result of restricted stock grants.
For the three months ended March 31, 2010 and the year ended December 31, 2009, 54,080 and 43,820 shares, respectively, of its common stock were purchased from employees in connection with the vesting of restricted stock issued under its 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of employee as permitted under the Plan in order to pay the expected amount of tax liability owed by the employees from the vesting of those shares. In addition, for the three months ended March 31, 2010 and the year ended December 31, 2009, 7,945 and 11,065 shares, respectively, of common stock were surrendered as a result of restricted stock forfeitures.
Share Repurchase Program
The Board of Directors of Tower approved a $100 million share repurchase program on February 26, 2010. Purchases can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The share repurchase program has no expiration date. In the three months ended March 31, 2010, 337,782 shares of common stock were purchased under this program at an aggregate consideration of $7.4 million.
Dividends Declared
Dividends on common stock of $3.1 million and $2.0 million for the three months ended March 31, 2010 and 2009, respectively, were declared.
Note 8—Stock Based Compensation
Restricted Stock
During the three months ended March 31, 2010 and 2009, restricted stock shares were granted to senior officers and key employees as shown in the table below. Compensation expense recognized for the three months ended March 31, 2010 and 2009 was $1.3 million and $0.4 million net of tax, respectively. The total intrinsic value of restricted stock vesting was $2.8 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively. The intrinsic value of the unvested restricted stock outstanding as of March 31, 2010 is $15.1 million.
Changes in restricted stock for the three months ended March 31, 2010 and 2009 are as follows:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2010		2009
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value

Outstanding, January 1	474,023	$24.64	258,645	$24.97
Granted	341,406	21.83	302,459	22.79
Vested	(125,983)	24.45	(60,091)	25.79
Forfeitures	(7,945)	23.97	(3,193)	—

Outstanding, March 31	681,501	$23.27	497,820	$26.05

Stock Options
The following table provides an analysis of stock option activity during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding, January 1	1,387,019	$19.62	258,530	$5.57
Granted at fair value	—	—	1,148,308	20.61
Exercised	(17,707)	9.61	(7,000)	2.78
Forfeitures and expirations	(23,911)	22.27	(122,892)	21.98

Outstanding, March 31	1,345,401	$19.71	1,276,946	$17.51

Exercisable, March 31	1,189,879	$19.53	710,479	$15.34

The options granted in 2009 were originally issued to employees or directors of CastlePoint on four grant dates and were converted into options to acquire shares of the Company’s common stock upon the acquisition of CastlePoint.
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
Compensation expense (net of tax) related to stock options was $0.1 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively. The intrinsic value of stock options outstanding as of March 31, 2010 was $6.5 million, of which $6.1 million is related to vested options.
The total remaining compensation cost related to non-vested stock options and restricted stock awards not yet recognized in the income statement was $15.7 million of which $0.4 million was for stock options and $15.3 million was for restricted stock as of March 31, 2010. The weighted average period over which this compensation cost is expected to be recognized is 4.1 years.
Note 9—Earnings per Share
In accordance with the two-class method, undistributed net earnings (net income less dividends declared during the period) are allocated to both common stock and unvested share-based payment awards (“unvested restricted stock”). Because the common shareholders and share-based payment award holders share in dividends on a 1:1 basis, the earnings per share on undistributed

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
earnings is equivalent. Undistributed earnings are allocated to all outstanding share-based payment awards, including those for which the requisite service period is not expected to be rendered.
The following table shows the computation of the earnings per share pursuant to the two-class method:

	Three Months Ended
	March 31,

(in thousands, except per share amounts)	2010	2009

Numerator
Net income	$17,472	$17,976

Denominator
Weighted average common shares outstanding	45,204	33,766
Effect of dilutive securities:
Stock options	188	133
Unvested restricted stock	14	7
Warrants	—	12

Weighted average common and potential dilutive
shares outstanding	45,406	33,918

Earnings per share — basic
Common stock:
Distributed earnings	$0.07	$0.05
Undistributed earnings	0.32	0.48

Total	0.39	0.53

Earnings per share — diluted	$0.38	$0.53

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. For the three months ended March 31, 2010 and 2009, 392,500 and 391,000 options to purchase Tower shares were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price.
Note 10—Segment Information
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the year ended December 31, 2009 and its quarterly report on Form 10-Q for the period ended March 31, 2010. Segment performance is evaluated based on segment profit, which excludes investment income, realized gains and losses, interest expense, income taxes and incidental corporate expenses. Assets are not allocated to segments because assets, which consist primarily of investments and fixed assets, other than intangibles and goodwill, are considered in total by management for decision-making purposes.
Business segments results are as follows:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended
	March 31,

($ in thousands)	2010	2009

Brokerage Insurance Segment
Revenues
Premiums earned	$189,427	$145,696
Ceding commission revenue	8,410	13,112
Policy billing fees	771	532

Total revenues	198,608	159,340

Expenses
Loss and loss adjustment expenses	118,956	76,117
Underwriting expenses	76,112	61,576

Total expenses	195,068	137,693

Underwriting profit	$3,540	$21,647

Specialty Business Segment
Revenues
Premiums earned	$78,619	$22,394
Ceding commission revenue	1,778	466

Total revenues	80,397	22,860

Expenses
Loss and loss adjustment expenses	50,381	14,140
Underwriting expenses	25,014	8,038

Total expenses	75,395	22,178

Underwriting profit	$5,002	$682

Insurance Services Segment
Revenues
Direct commission revenue from managing general agency	$(52)	$3,107
Claims administration revenue	174	846
Other administration revenue	102	195
Reinsurance intermediary fees	332	94
Policy billing fees	—	19

Total revenues	556	4,261

Expenses
Direct commission expense paid to producers	122	1,491
Other insurance services expenses:
Underwriting expenses reimbursed to TICNY	247	859
Claims expense reimbursement to TICNY	3	846

Total expenses	372	3,196

Insurance services pretax income	$184	$1,065

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
The following table reconciles revenue by segment to consolidated revenue:

	Three Months Ended
	March 31,

($ in thousands)	2010	2009

Brokerage insurance segment	$198,608	$159,340
Specialty business segment	80,397	22,860
Insurance services segment	556	4,261

Total segment revenues	279,561	186,461
Net investment income	23,175	14,533
Net realized gains (losses) on investments, including other-than-temporary impairments	740	(672)

Consolidated revenues	$303,476	$200,322

The following table reconciles the results of the Company’s individual segments to consolidated income before taxes:

	Three Months Ended
	March 31,

($ in thousands)	2010	2009

Brokerage insurance segment underwriting profit	$3,540	$21,647
Specialty business segment underwriting profit	5,002	682
Insurance services segment pretax income	184	1,065
Net investment income	23,175	14,533
Net realized gains (losses) on investments, including other-than-temporary impairments	740	(672)
Corporate expenses	(755)	(1,341)
Acquisition-related expenses	(857)	(11,348)
Interest expense	(4,881)	(3,783)
Other income (loss) *	(466)	6,611

Income before taxes	$25,682	$27,394

*	See Note 3 — “Acquisitions”
Note 11—Contingencies
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
Note 12—Subsequent Events
Acquisition of the Personal Lines Division of OneBeacon Insurance Group
On February 2, 2010, the signing of a definitive agreement to acquire the Personal Lines Division of OneBeacon was announced, subject to customary closing conditions and regulatory approvals. For the purchase price of $32.5 million plus book value, Tower will acquire Massachusetts Homeland Insurance Company, York Insurance Company of Maine and two management companies. The management companies are the attorneys-in-fact for Adirondack Insurance Exchange, a New York reciprocal insurer, and

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer, and its New Jersey domiciled stock insurance subsidiary, New Jersey Skylands Insurance Company. Tower will also purchase the surplus notes issued by the two reciprocal insurers for an amount equal to the statutory surplus in the exchanges (approximately $103 million at December 31, 2009). This transaction is subject to approvals by the appropriate regulatory agencies and is expected to close at the end of the second quarter of 2010. Tower will write and manage the private passenger automobile, homeowners and package policies through the companies currently issuing these policies and combine its existing personal lines operations, which are currently reflected in our Brokerage Insurance segment, with the business being acquired. Excluded from this transaction are AutoOne, specialty collector car and boat businesses, and Houston General companies. The Personal Lines Division writes business in the Northeastern United States with offices in: Canton, Massachusetts; South Portland, Maine; and Williamsville, New York.
Dividends
The Board of Directors approved a quarterly dividend on April 27, 2010 of $0.07 per share payable on June 25, 2010 to stockholders of record as of June 14, 2010.
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
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	developments that may delay or limit our ability to enter new markets as quickly as we anticipate;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	the effects of acts of terrorism or war;

•	developments in the world’s financial and capital markets that adversely affect the performance of our investments;

•	changes in domestic or foreign regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	changes in acceptance of our products and services, including new products and services;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	changes in the percentage of our premiums written that we cede to reinsurers;

•	decreased demand for our insurance or reinsurance products;

•	loss of the services of any of our executive officers or other key personnel;

•	the effects of mergers, acquisitions and divestitures;

•	changes in rating agency policies or practices;

•	changes in legal theories of liability under our insurance policies;

•	changes in accounting policies or practices;

•	changes in general economic conditions, including inflation, interest rates, recession and other factors;

•	disruptions in Tower’s business arising from the integration of Tower with acquired businesses and the anticipation of potential and pending acquisitions or mergers;

•	unanticipated difficulties in combining acquired companies; and

•	currently pending or future litigation or governmental proceedings.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Operating income
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

	Three Months Ended March 31,

($ in thousands)	2010	2009	Change	%

Operating income	$17,785	$28,337	$(10,552)	-37.2%
Net realized gains (losses) on investments, net of tax	481	(437)	918	-210.1%
Acquisition-related transaction costs, net of tax	(794)	(9,924)	9,130	-92.0%

Net income	$17,472	$17,976	$(504)	-2.8%

Critical Accounting Estimates
As of March 31, 2010, there were no material changes to our critical accounting estimates; refer to the Company’s 2009 Annual Report on Form 10-K for a complete discussion of critical accounting estimates.
Critical Accounting Policies
See Note 2—“Accounting Policies and Basis of Presentation” for information related to updated accounting policies.
Consolidated Results of Operations
Our reported results in the first quarter 2010 reflect the impact of acquisitions that we made during 2009. In the first quarter of 2009, we closed on the acquisitions of CastlePoint and Hermitage on February 5, 2009 and February 27, 2009, respectively. In the fourth quarter of 2009, we closed on the acquisitions of AequiCap and SUA on October 14, 2009 and November 3, 2009, respectively. Our consolidated revenues and expenses for the three months ended March 31, 2009 reflect CastlePoint’s and Hermitage’s results only from the date of their acquisitions and do not include any results of AequiCap or SUA which may affect the comparability with our results for the three months ended March 31, 2010.
We report three segments: brokerage insurance, specialty business and insurance services. If the acquisition of the Personal Lines Division of OneBeacon is approved and completed, we will evaluate whether to separate our Brokerage Insurance segment into a Commercial Business segment and a Personal Business segment, as we determine an effective management reporting structure. However, as this acquisition has not closed in the first quarter of 2010, our segments currently remain consistent with the segments presented at December 31, 2009.
Because we do not manage our invested assets by segments, our investment income is not allocated among our segments. Operating expenses incurred by each segment are recorded in such segment directly. General corporate overhead not incurred by an individual segment is allocated based upon the methodology deemed to be most appropriate which may include employee head count, policy count and premiums earned in each segment.

Our results of operations are discussed below in two parts. The first part discusses the consolidated results of operations. The second part discusses the results of each of our three segments. The comparison between quarters is affected by the acquisitions described above.

	Three Months Ended March 31,
($ in millions)	2010	2009	Change	%

Brokerage insurance segment underwriting profit	$3.6	$21.6	$(18.0)	-83%
Specialty business segment underwriting profit	5.1	0.7	4.4	NM
Insurance services segment pretax income	0.1	1.1	(1.0)	-91%
Net investment income	23.2	14.5	8.7	59%
Net realized gains (losses) on investments, including other-than-temporary impairments	0.7	(0.7)	1.4	-200%
Corporate expenses	(0.8)	(1.3)	0.5	-38%
Acquisition-related transaction costs	(0.8)	(11.3)	10.5	-93%
Interest expense	(4.9)	(3.8)	(1.1)	29%
Other income (loss)	(0.5)	6.6	(7.1)	-108%

Income before taxes	25.7	27.4	(1.7)	-6%
Income tax expense	8.2	9.4	(1.2)	-13%

Net income	$17.5	$18.0	$(0.5)	-3%

Key Measures
Gross premiums written and produced:
Written by Brokerage Insurance and Specialty Business segments	$283.1	$199.9	$83.2	42%
Produced by Insurance Services segment	0.8	10.7	(9.9)	-92%

Total	$283.9	$210.6	$73.3	35%

NM is shown where percentage change exceeds 500%

	Three Months Ended
	March 31,
	2010	2009

Percent of total revenues:
Net premiums earned	88.3%	83.9%
Commission and fee income	3.8%	9.2%
Net investment income	7.6%	7.2%
Net realized investment gains (losses)	0.2%	-0.3%

Underwriting Ratios for Brokerage Insurance and Specialty Business Segments Combined

Calendar Year Loss Ratios
Gross	61.2%	59.9%
Net	63.2%	53.7%
Accident Year Loss Ratios
Gross	60.7%	55.5%
Net	63.2%	57.8%
Underwriting Expense Ratios
Gross	31.2%	32.0%
Net	33.6%	33.0%
Combined Ratios
Gross	92.4%	91.9%
Net	96.8%	86.7%

Return on average equity (1)	7.5%	17.3%

(1)	For the three months ended March 31, 2010, the after-tax impact of acquisition-related transaction costs, offset by net realized investment gains, lowered return on average equity by 0.1% whereas for the same period of 2009, the after-tax impact of acquisition-related transaction costs and net realized investment losses lowered return on equity by 10.0%.

Consolidated Results of Operations for the Three Months Ended March 31, 2010 and 2009
Total revenues. Total revenues increased by 51% primarily due to a 59% increase in net premiums earned and a 59% increase in net investment income stemming primarily from the acquisitions of CastlePoint and Hermitage in the first quarter of 2009 and the acquisition of SUA in the fourth quarter of 2009. These sources of growth in total revenues were partially offset by reductions in ceding commission revenue and fee income due to a lower use of quota share reinsurance in 2009 as compared to prior years as we effectively utilized the additional capital obtained through the acquisitions. In addition, commission income was reduced due to the retention of Brokerage Insurance premiums that were previously produced by Tower on behalf of CastlePoint Insurance Company (“CPIC”) through February 6, 2009. Taken together, these changes caused net premiums earned to be a significantly higher percentage of total revenues for the three months ended March 31, 2010 compared to the same period of 2009. This is discussed more fully under “Brokerage Insurance Segment Results of Operations” and “Specialty Business Segment Results of Operations” below.
Premiums earned. Gross premiums earned in the first quarter 2010 increased by $106 million, or 49% compared to the same period in 2009, primarily as a result of the aforementioned 2009 acquisitions. However, ceded premiums earned increased by $6 million, or 12% compared to the same period in 2009; the ceded growth percentage is less than the gross growth percentage because we retained a larger percentage of our gross premiums because of our increased capital base. As a result of these two factors, net premiums earned in the first quarter 2010 increased by $100 million as compared to the same period in 2009.
Commission and fee income. Commission and fee income decreased by $6.9 million in the first quarter 2010 compared to the same period in 2009 due to our decision to retain more business in 2010, as discussed above. Ceding commission revenue in 2009 represents commissions on ceded premiums earned from quota share reinsurance contracts written in 2008 and continuing to earn in 2009. Tower Risk Management Corp. (“TRM”) ceased producing business on behalf of CPIC subsequent to the CastlePoint acquisition date.
Net investment income and net realized gains (losses). Net investment income in the first quarter 2010 increased to $23.2 million, an increase of 59% compared to the same period in 2009. The increase in net investment income resulted from an increase in average cash and invested assets for the quarter ended March 31, 2010 as compared to the same period of 2009. The increase in cash and invested assets resulted primarily from invested assets acquired from the aforementioned acquisitions (reduced by $135.6 million of cash used to finance such acquisitions) and to operating cash flows of $214.7 million generated during 2009 and $36.8 million generated during the first quarter 2010. The positive cash flow from operations was the result of the aforementioned acquisitions and an increase in premiums collected from a growing book of business. The tax equivalent investment yield at amortized cost was 5.7% at March 31, 2010 compared to 5.5% at March 31, 2009. Operating cash invested in 2009 and in 2010 has been affected by a low yield environment, as asset classes other than US Treasuries have experienced tightening spreads, the result of investors reaching for yield in a low interest rate environment. We have increased our investment in high yield securities to offset this low rate environment.
Net realized investment gains were $0.7 million for the three months ended March 31, 2010 compared to a loss of $0.7 million in the same period last year. Reducing the realized investment gains are $2.9 million and $3.2 million of credit-related OTTI losses in the first quarter of 2010 and 2009, respectively.
Loss and loss adjustment expenses. The net loss ratio increased by 9.5 points for the first quarter of 2010 primarily as a result of winter storm losses in the Brokerage Insurance segment. During the first quarter of 2010, we recognized a $17.5 million pre-tax loss on the Northeast U.S. Storm occurring during March 13 to March 15, 2010. This loss added 6.5 points to the first quarter 2010 loss ratio. The amortization of the reserves risk premium, which was established in connection with the acquisitions completed in 2009, reduced consolidated losses by $1.2 million or approximately 0.5 points in loss ratio. The first quarter 2010 net loss ratio is also higher by 3.4 points due to selection of higher expected loss ratios in the first quarter of 2010 as compared to 2009, resulting from continued intense price competition for commercial business.
Operating expenses. Operating expenses were $102.3 million for the three months ended March 31, 2010, an increase of 38% from the same period in 2009, primarily as a result of an increase in underwriting expenses resulting from the growth in premiums earned, resulting from the aforementioned acquisitions.
Acquisition-related transaction costs. Acquisition-related transaction costs for the three months ended March 31, 2009 primarily relate to the acquisition of CastlePoint. In the first quarter 2010, we recorded acquisition related transaction costs of $0.9 million, related to the OneBeacon Personal Lines Division acquisition.
Interest expense. Interest expense increased by $1.1 million for the three months ended March 31, 2010 compared to the same period in 2009. The increase was mainly due to interest expense on subordinated debentures which were assumed as a result of the merger with CastlePoint.

Other income (expense). Other expense for the three months ended March 31, 2009 included a gain of $7.4 million on the revaluation of the shares owned in CastlePoint at the time of the acquisition. As a result of the acquisition of CastlePoint, we recorded equity in CastlePoint’s net loss of $0.8 million for the period of January 1, 2009 through February 5, 2009.
Income tax expense. Income tax expense decreased, as the effective income tax rate (including state and local taxes) was 31.9% for the quarter ended March 31, 2010, compared to 34.4% for the same period in 2009.
The decrease in the effective tax rate for the three months ended March 31, 2010 was primarily related to an increase in our tax exempt municipal investments, and, to a lesser extent, lower state and local income taxes which resulted from the decline in pre-tax earnings in the Insurance Services segment.
Net income and return on average equity. Net income and annualized return on average equity were $17.5 million and 7.5% for the quarter ended March 31, 2010 compared to $18.0 million and 17.3% for the same period in 2009. The decline in the annualized return on equity in 2010 is primarily due to the reduced earnings resulting from the $17.5 million pre-tax charge for the Northeast U.S. Storm occurring during March 13 to March 15, 2010.

Brokerage Insurance Segment Results of Operations

	Three Months Ended March 31,
($ in millions)	2010	2009	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$237.2	$189.9	$47.3	24.9%
Less: ceded premiums earned	(47.8)	(44.2)	(3.6)	8.1%

Net premiums earned	189.4	145.7	43.7	30.0%
Ceding commission revenue	8.4	13.1	(4.7)	-35.9%
Policy billing fees	0.8	0.5	0.3	44.9%

Total revenue	198.6	159.3	39.3	24.6%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	141.2	113.5	27.7	24.3%
Less: ceded loss and loss adjustment expenses	(22.2)	(37.4)	15.2	-40.6%

Net loss and loss adjustment expenses	119.0	76.1	42.9	56.3%
Underwriting expenses
Direct commission expenses	40.7	38.2	2.5	6.5%
Other underwriting expenses	35.3	23.4	11.9	51.5%

Total underwriting expenses	76.0	61.6	14.4	23.6%

Underwriting profit	$3.6	$21.6	$(18.0)	-83.6%

Key Measures
Premiums written
Gross premiums written	$212.7	$170.9	$41.8	24.5%
Less: ceded premiums written	(30.6)	(12.7)	(17.9)	142.1%

Net premiums written	$182.1	$158.2	$23.9	15.1%

Ceded premiums as a percent of gross premiums
Written	14.4%	7.4%
Earned	20.2%	23.3%
Calendar Year Loss Ratios
Gross	59.5%	59.8%
Net	62.8%	52.2%
Accident Year Loss Ratios
Gross	58.9%	54.8%
Net	62.8%	57.0%
Underwriting Expense Ratios
Gross	31.8%	32.1%
Net	35.3%	32.9%
Combined Ratios
Gross	91.3%	91.9%
Net	98.1%	85.1%

Brokerage Insurance Segment Results of Operations for the Three Months Ended March 31, 2010 and 2009
Gross premiums. Brokerage Insurance gross premiums written increased primarily due to the acquisitions of Hermitage and SUA which added $14.1 million in gross premiums written for the three months ended March 31, 2010. Our gross premiums written increased by 8.8% for the three months ended March 31, 2010, assuming the prior year amounts were adjusted to include CastlePoint’s gross premiums written for the comparable period. The acquisition of Hermitage added to our retail distribution particularly in the Southeast and to our non-admitted wholesale capabilities.
Renewal retention, particularly for small policies, offset a challenging market environment for new business. Brokerage renewal retention was 86% for the three months ended March 31, 2010. Personal lines and commercial lines renewal retention was 90%

and 80%, respectively, for the three months ended March 31, 2010. Premiums on renewed brokerage business increased 3.1% and 0.3%, respectively, in personal and commercial lines, resulting in an overall price increase on renewal business of 1.3% for the three months ended March 31, 2010. Excluding SUA, policies in-force for our brokerage business increased by 14.5% as of March 31, 2010 compared to March 31, 2009.
Ceded premiums. Ceded premiums written and earned were $30.6 million and $47.8 million, respectively, for the three months ended March 31, 2010. The increase in ceded premiums written and earned for the three months ended March 31, 2010 compared to the same period of 2009 was a result of our decision to cede all of our brokerage liability premiums on an in-force new and renewal basis, effective October 1, 2009. In the first quarter of 2009 we did not cede any premiums written to our quota share reinsurers, which included CPRe prior to the acquisition on February 5, 2009. The increase in ceded premiums earned for the first three months of 2010 compared to the same period last year was 8.1% as we recorded ceded premiums earned during the first quarter of 2009 from the run off of the 2008 external quota share reinsurance.
Catastrophe reinsurance ceded premiums were $9.2 million for the three months ended March 31, 2010 compared to $5.5 million for the same period in 2009. The increase in catastrophe costs in 2010 was due to increased premiums which resulted primarily from increased property exposure from the acquisitions and a modestly higher cost of catastrophe coverage.
Net premiums. The change in net premiums written and earned increased in line with increases in gross premiums that were driven primarily by the acquisitions of Hermitage and SUA and the aforementioned increase in ceded premiums.
Ceding commission revenue. Ceding commission revenue decreased for the three months ended March 31, 2010 by $4.7 million or 35.9% compared to the same period in 2009. Most of the reduction resulted as the first quarter of 2009 included ceding commission revenue earned from CastlePoint Reinsurance prior to the acquisition. Ceding commission revenue also decreased by $0.5 million for the three months ended March 31, 2010 as a result of increases in ceded loss ratios on prior year’s quota share treaties, compared to $0 for the three month period in 2009.
Loss and loss adjustment expenses and loss ratio. The net loss ratio increased by 10.6 percentage points for the three months ended March 31, 2010 as compared to the same period in 2009. The net loss ratio for the three months ended March 31, 2009 was favorably affected by 3.0 percentage points due to favorable loss reserve development from accident years 2008 and prior whereas the three months ended March 31, 2010 was adversely affected by 9.2 percentage points from winter storm losses principally in the homeowners line, and to a lesser extent in the commercial property line of business resulting in a $17.5 million pre-tax loss caused by the Northeast U.S. storm occurring during March 13 to March 15, 2010.
Underwriting expenses and underwriting expense ratio. Underwriting expenses include direct commissions and other underwriting expenses. The increase in underwriting expenses was due to the increase in gross premiums earned, which was primarily due to the CastlePoint, Hermitage and SUA acquisitions. Our gross underwriting expense ratio was 31.8% for the first quarter of 2010 as compared to 32.1% for the same period last year, and the net expense ratio was 35.3% and 32.9% for the three months ended March 31, 2010 and 2009, respectively.
The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 17.1% for the three months ended March 31, 2010 compared to 20.1% for the same period last year. The decrease in commission rate resulted from significantly higher amortization costs in 2009 for the value of business acquired (“VOBA”) of CastlePoint.
The other underwriting expense (“OUE”) ratio, which includes boards, bureaus and taxes (“BB&T”), was 14.6% for the three months ended March 31, 2010 compared to 12.0% for the prior year. BB&T was 4.6 percentage points out of the 14.6% gross OUE ratio in the first quarter of 2010 and included $2.6 million of New York State workers’ compensation assessments that exceeded amounts that we were originally permitted to assess policyholders based on statutorily enacted rates compared to $0 in the prior year. The net underwriting expense ratio increased to 35.3% for the three months ended March 31, 2010 from 32.9% for the comparable 2009 period. The increase is due to an increase in catastrophe premiums which reduced the net premium earned, as well as reduced ceding commission revenue.
Underwriting profit and combined ratio. The net combined ratios were 98.1% and 85.1% for the three months ended March 31, 2010 and 2009, respectively. The increase in the combined ratio resulted from an increase in the net loss ratio due to catastrophe losses, softer market conditions and increases in the net expense ratios due primarily to the increase in workers’ compensation assessments, lower ceding commission revenue and increased catastrophe costs as described above.

As a result of this change on our combined ratio, underwriting profits decreased by 84% for the three months ended March 31, 2010 compared to the prior year.

Specialty Business Segment Results of Operations

	Three Months Ended March 31,
($ in millions)	2010	2009	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$84.6	$26.1	$58.5	223.6%
Less: ceded premiums earned	(6.0)	(3.8)	(2.2)	59.4%

Net premiums earned	78.6	22.3	56.3	251.1%
Ceding commission revenue	1.8	0.5	1.3	281.5%

Total	80.4	22.8	57.6	251.7%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	55.8	15.9	39.9	250.9%
Less: ceded loss and loss adjustment expenses	(5.4)	(1.8)	(3.6)	207.3%

Net loss and loss adjustment expenses	50.4	14.1	36.3	256.3%

Underwriting expenses
Direct commission expense	17.3	6.8	10.5	154.0%
Other underwriting expenses	7.6	1.2	6.4	NM

Total underwriting expenses	24.9	8.0	16.9	211.2%

Underwriting profit	5.1	$0.7	$4.4	NM

Key Measures
Premiums written
Gross premiums written	$70.3	$29.1	$41.2	141.9%
Less: ceded premiums written	(5.3)	(1.0)	(4.3)	419.0%

Net premiums written	65.0	$28.1	$36.9	131.8%

NM is shown where percentage change exceeds 500%

Ceded premiums as a percent of gross premiums
Written	7.5%	3.4%
Earned	7.1%	14.6%
Calendar Year Loss Ratios
Gross	65.9%	60.8%
Net	64.1%	63.1%
Accident Year Loss Ratios
Gross	65.9%	60.8%
Net	64.2%	63.1%
Underwriting Expense Ratios
Gross	29.6%	30.7%
Net	29.6%	33.8%
Combined Ratios
Gross	95.5%	91.5%
Net	93.7%	96.9%
Specialty Business Segment Results of Operations for the Three Months Ended March 31, 2010 and 2009
Gross premiums. Specialty Business gross written premiums increased for the three months ended March 31, 2010 by $41.2 million compared to the same period in 2009. On an adjusted basis as if CastlePoint’s gross written premiums were included for the full three months ended March 31, 2009, our growth would be $31.1 million. The acquisition of SUA accounted for $19.6 million of this increase. The remaining $11.5 million increase was attributable to growth in our program business in the first quarter of 2010.
The increase in gross premiums earned for the three months ended March 31, 2010 mirrors the growth in written premiums. The SUA acquisition added $34.6 million of gross premiums earned for the three months ended March 31, 2010.

Ceded premiums. Ceded premiums written increased by $4.3 million for the three months ended March 31, 2010 as compared to the prior year due to the growth in gross written premiums. In connection with certain specific programs, we cede reinsurance on a quota share or excess of loss basis to reduce our risk, including quota share reinsurance to insurance companies affiliated with the program underwriting agency handling such program business, which we term “risk sharing.” Ceded premiums as a percentage of gross premiums written increased slightly in 2010 because of an increase in risk sharing.
Net premiums. Net premiums written increased from $28.1 million to $65.0 million for the three months ended March 31, 2010, as compared to the prior year. The increase reflects the increase in gross premiums written and increase in ceded premiums written described above.
Loss and loss adjustment expenses. The net loss ratio increased 1.0 point from the prior year period due to the inclusion of SUA business which was acquired in the fourth quarter of 2009. The prior year period includes Tower’s participation on CastlePoint specialty business as well as a partial period reflecting Tower’s ownership of CastlePoint after February 5, 2009.
The gross loss ratio increased by 5.1 points from the first quarter of 2009, primarily due to the acquisition of SUA, where the book of business has traditionally had higher loss ratio experience than Tower’s specialty business.
Underwriting expenses and underwriting expense ratio. The increase in underwriting expenses is due to the increase in gross premiums earned, which was primarily due to the CastlePoint and SUA acquisitions. Our gross underwriting expense ratio was 29.6% for the first quarter of 2010 as compared to 30.7% for the same period last year.
The commission portion of the gross underwriting expense ratio was 20.4% for the three months ended March 31, 2010 compared to 26.0% for the same period last year. The decrease in commission rate resulted from newer programs having lower overall commission rates. Also, in 2009 CastlePoint charged an additional 5% override for business placed with one of our companies above the commission rate paid to external producers for administrative expenses.
The other underwriting expense portion of the gross underwriting expense ratio was 9.2% for the three months ended March 31, 2010 compared to 4.7% for the same period last year. The increase in the expense ratio resulted from absorbing the CastlePoint staff costs. Prior to the acquisition, CastlePoint managed all specialty business and the staff costs were recorded by them.
The net underwriting expense ratio was 29.6% for the three months ended March 31, 2010 as compared to 33.8% for the comparable 2009 period. These changes result from changes in commission and other underwriting expenses described above.
Underwriting profit and combined ratio. The increase in underwriting profit for the three months ended March 31, 2010 primarily resulted from the acquisitions of CastlePoint and SUA. Changes in combined ratio reflect the changes in the loss ratio and the expense ratio for reasons described above.

Insurance Services Segment Results of Operations

	Three Months Ended March 31,
($ in millions)	2010	2009	Change	Percent

Revenue
Direct commission revenue from managing general agency	$(0.1)	$3.1	$(3.2)	(101.7%)
Claims administration revenue	0.2	0.8	(0.6)	(79.4%)
Other administration revenue	0.1	0.2	(0.1)	(47.7%)
Reinsurance intermediary fees	0.3	0.1	0.2	253.2%
Policy billing fees	—	—	—	NM

Total revenue	0.5	4.2	(3.7)	(87.0%)

Expenses
Direct commission expenses paid to producers	0.1	1.5	(1.4)	(91.8%)
Other insurance services expenses	0.3	0.9	(0.6)	(71.2%)
Claims expense reimbursement to TICNY	—	0.8	(0.8)	(99.6%)

Total expenses	0.4	3.2	(2.8)	(88.4%)

Insurance services pre-tax income	$0.1	$1.0	$(0.9)	(82.7%)

Premiums produced by TRM on behalf of issuing companies	$0.8	$10.7	$(9.9)	(92.3%)

NM is shown where percentage change exceeds 500%
Insurance Services Segment Results of Operations for the Three Months Ended March 31, 2010 and 2009
Total revenue and expenses. The decrease in total revenue and expenses for the three months ended March 31, 2010 compared to the same period in the prior year was primarily due to the acquisition of CastlePoint in 2009 at which time TRM ceased producing business for CPIC resulting in decreased commission-related revenues and expenses.
If the acquisition of the Personal Lines Division of OneBeacon is approved by certain state regulatory authorities and completed, we expect to reflect fee income and related expenses in this segment from managing the reciprocal insurance companies in 2010. This transaction is not expected to close until the second quarter of 2010, leading to insignificant revenues and expenses in this segment for the three months ended March 31, 2010.
Pre-tax income. Pre-tax income decreased to $0.1 million for the three months ended March 31, 2010 as compared to $1.0 million for the same period in 2009 for the reasons discussed above.

Investments
Portfolio Summary
The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of March 31, 2010 and December 31, 2009:

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
($ in thousands)	Cost	Gains	Months	Months	Value	Value

March 31, 2010
U.S. Treasury securities	$67,725	$340	$(45)	$(7)	$68,013	3.5%
U.S. Agency securities	36,096	370	(49)	(96)	36,321	1.9%
Municipal bonds	506,848	18,422	(393)	(196)	524,681	27.4%
Corporate and other bonds	667,895	32,436	(352)	(1,598)	698,381	36.4%
Commercial, residential and asset-backed securities	478,267	35,114	(189)	(7,089)	506,103	26.4%

Total fixed-maturity securities	1,756,831	86,682	(1,028)	(8,986)	1,833,499	95.6%
Equity securities	78,275	1,556	(401)	(851)	78,579	4.1%
Short-term investments	6,699	—	—	—	6,699	0.3%

Total	$1,841,805	$88,238	$(1,429)	$(9,837)	$1,918,777	100.0%

December 31, 2009
U.S. Treasury securities	$73,281	$235	$(225)	$—	$73,291	3.9%
U.S. Agency securities	40,063	134	(214)	—	39,983	2.1%
Municipal bonds	508,204	18,241	(587)	(143)	525,715	27.7%
Corporate and other bonds	589,973	27,934	(1,054)	(1,732)	615,121	32.4%
Commercial, residential and asset-backed securities	517,596	25,834	(1,691)	(12,253)	529,486	27.9%

Total fixed-maturity securities	1,729,117	72,378	(3,771)	(14,128)	1,783,596	94.0%
Equity securities	78,051	997	(1,591)	(724)	76,733	4.1%
Short-term investments	36,500	—	—	—	36,500	1.9%

Total	$1,843,668	$73,375	$(5,362)	$(14,852)	$1,896,829	100.0%

Credit Rating of Fixed-Maturity Securities
The average credit rating of our fixed-maturity securities, using ratings assigned to securities by Standard & Poor’s, was AA- at March 31, 2010 and December 31, 2009. The following table shows the ratings distribution of our fixed-maturity portfolio:

	March 31, 2010		December 31, 2009
		Percentage		Percentage
		of Fair		of Fair
($ in thousands)	Fair Value	Value	Fair Value	Value

Rating
U.S. Treasury securities	$68,013	3.7%	$73,291	4.1%
AAA	549,282	30.0%	597,932	33.5%
AA	392,269	21.4%	377,283	21.2%
A	457,044	24.9%	400,639	22.5%
BBB	155,816	8.5%	165,173	9.2%
Below BBB	211,075	11.5%	169,278	9.5%

Total	$1,833,499	100.0%	$1,783,596	100.0%

Fixed-Maturity Investments with Third Party Guarantees
At March 31, 2010, $205.7 million of our municipal bonds, at fair value, were guaranteed by third parties from a total of $1.8 billion, at fair value, of all fixed-maturity securities held by us. The amount of securities guaranteed by third parties along with the credit rating with and without the guarantee is as follows:

	With	Without
($ in thousands)	Guarantee	Guarantee

AAA	$3,885	$2,025
AA	146,301	123,878
A	54,500	68,360
BBB	—	2,601
BB	993	993
No underlying rating	—	7,822

Total	$205,679	$205,679

The securities guaranteed by guarantor are as follows:

	Guaranteed	Percent
($ in thousands)	Amount	of Total

National Public Finance Guarantee Corp.	$91,017	44.3%
Ambac Financial Corp.	33,725	16.4%
Berkshire Hathaway Assurance Corp.	5,753	2.8%
FGIC Corp.	5,467	2.7%
Assured Guaranty Municipal Corp.	52,258	25.4%
Others	17,459	8.4%

Total	$205,679	100.0%

Fair Value Consideration
Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). GAAP establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”).
As of March 31, 2010, approximately 78% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.
Our process to validate the market prices obtained from the outside pricing sources includes, but is not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. We also periodically perform testing of the market to determine trading activity, or lack of trading activity, as well as market prices. Several securities sold during the quarter were “back-tested” (i.e., the sales price is compared to the previous month end reported market price to determine reasonableness of the reported market price).
In addition, in certain instances, given the market dislocation, we deemed it necessary to utilize Level 3 pricing over prices available through pricing services used throughout 2009 and into the first quarter of 2010. In the periods of market dislocation, the ability to observe stable prices and inputs may be reduced for many instruments as currently is the case for certain non-agency residential, commercial mortgage-backed securities and asset-backed securities.

A number of our Level 3 investments have also been written down as a result of our impairment analysis. At March 31, 2010, there were 58 securities that were priced in Level 3 with a fair value of $10.9 million and an unrealized gain of $1.5 million.
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
Refer to Note 5 to the Consolidated Financial Statements for a description of the valuation methodology utilized to value Level 3 assets, how the valuation methodology is validated and an analysis of the change in fair value of Level 3 assets. As of March 31, 2010, the fair value of Level 3 assets as a percentage of our total assets carried at fair value was as follows:

			Level 3 Assets
	Assets Carried at		as a Percentage of
	Fair Value at	Fair Value of	Total Assets Carried
($ in thousands)	March 31, 2010	Level 3 Assets	at Fair Value

Fixed-maturity investments	$1,833,499	$10,925	0.6%
Equity investments	78,579	—
Short-term investments	6,699	—

Total investments available for sale	1,918,777	10,925	0.6%
Cash and cash equivalents	156,855	—

Total	$2,075,632	$10,925	0.5%

Unrealized Losses
In the first quarter of 2010, US Government and Agency securities continued to underperform relative to the other fixed income classes. Over the last six months, there has been a notable return of investor risk appetite. As a result, spread sectors have continued to benefit from further improvement in economic data as investors seek out higher yielding investments in this low yield environment. CMBS was the strongest performing sector in the first quarter of 2010. Corporate bonds also continued to post strong performance, led in the first quarter by the financial sector. Such changes in the overall markets had a positive effect on the Company’s investment portfolio as our unrealized loss position improved by $8.9 million during the first quarter of 2010.
Changes in interest rates directly impact the fair value of our fixed maturity portfolio. We regularly review both our fixed-maturity and equity portfolios to evaluate the necessity of recording impairment losses for other-than temporary declines in the fair value of investments.
The following table presents information regarding our invested assets that were in an unrealized loss position at March 31, 2010 and December 31, 2009 by amount of time in a continuous unrealized loss position:

	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Aggregate	Unrealized
($ in thousands)	No.	Value	Losses	No.	Value	Losses	No.	Fair Value	Losses

March 31, 2010
U.S. Treasury securities	12	$7,180	$(45)	2	$4,086	$(7)	14	$11,266	$(52)
U.S. Agency securities	2	6,435	(49)	5	12	(96)	7	6,447	(145)
Municipal bonds	37	40,773	(393)	6	10,030	(196)	43	50,803	(589)
Corporate and other bonds
Finance	15	19,323	(228)	36	25,461	(536)	51	44,784	(764)
Industrial	21	17,967	(104)	137	36,699	(653)	158	54,666	(757)
Utilities	1	1,971	(20)	43	6,155	(409)	44	8,126	(429)
Commercial mortgage- backed securities	—	—	—	22	10,879	(3,416)	22	10,879	(3,416)
Residential mortgage- backed securities
Agency backed	23	40,962	(173)	2	10,947	(107)	25	51,909	(280)
Non-agency backed	2	22	(3)	24	17,315	(2,439)	26	17,337	(2,442)
Asset-backed securities	1	495	(13)	14	2,940	(1,127)	15	3,435	(1,140)

Total fixed-maturity securities	114	135,128	(1,028)	291	124,524	(8,986)	405	259,652	(10,014)
Preferred stocks	43	28,529	(401)	21	13,570	(708)	64	42,099	(1,109)
Common stocks	—	—	—	4	38	(143)	4	38	(143)

Total	157	$163,657	$(1,429)	316	$138,132	$(9,837)	473	$301,789	$(11,266)

December 31, 2009
U.S. Treasury securities	24	$43,421	$(225)	—	$—	$—	24	$43,421	$(225)
U.S. Agency securities	21	27,652	(214)	—	—	—	21	27,652	(214)
Municipal bonds	42	50,526	(587)	5	2,569	(143)	47	53,095	(730)
Corporate and other bonds
Finance	32	28,342	(291)	20	14,906	(1,099)	52	43,248	(1,390)
Industrial	104	69,475	(726)	25	14,563	(608)	129	84,038	(1,334)
Utilities	6	3,575	(37)	2	625	(25)	8	4,200	(62)
Commercial mortgage- backed securities	20	25,810	(598)	27	22,904	(8,138)	47	48,714	(8,736)
Residential mortgage- backed securities
Agency backed	43	79,005	(963)	—	—	—	43	79,005	(963)
Non-agency backed	4	1,081	(14)	37	19,672	(2,910)	41	20,753	(2,924)
Asset-backed securities	5	334	(116)	11	2,962	(1,205)	16	3,296	(1,321)

Total fixed-maturity securities	301	329,221	(3,771)	127	78,201	(14,128)	428	407,422	(17,899)
Preferred stocks	87	59,243	(1,441)	6	4,827	(724)	93	64,070	(2,165)
Common stocks	4	31	(150)	—	—	—	4	31	(150)

Total	392	$388,495	$(5,362)	133	$83,028	$(14,852)	525	$471,523	$(20,214)

At March 31, 2010, the unrealized losses for fixed-maturity securities were primarily in our investments in commercial mortgage-backed securities, corporate and other bonds and non-agency mortgage-backed securities.
The following table shows the number of securities, fair value, unrealized loss amount and percentage below amortized cost and the ratio of fair value by security rating:

			Unrealized Loss
				Percent of	Fair Value by Security Rating
		Fair		Amortized					BB or
($ in thousands)	Count	Value	Amount	Cost	AAA	AA	A	BBB	Lower

U.S. Treasury securities	14	$11,266	$(52)	0%	100%	0%	0%	0%	0%
U.S. Agency securities	7	6,447	(145)	-2%	100%	0%	0%	0%	0%
Municipal bonds	43	50,803	(589)	-1%	43%	40%	12%	1%	4%
Corporate and other bonds	253	107,576	(1,950)	-2%	1%	17%	47%	12%	23%
Commercial mortgage- backed securities	22	10,879	(3,416)	-24%	8%	11%	18%	17%	46%
Residential mortgage-backed securities	51	69,246	(2,722)	-4%	53%	30%	0%	1%	16%
Asset-backed securities	15	3,435	(1,140)	-25%	33%	7%	15%	0%	45%
Equities	68	42,137	(1,252)	-3%	0%	0%	0%	0%	100%

See Note 4—“Investments” in our unaudited financial statements for further information about impairment testing and other-than-temporary impairments.
Liquidity and Capital Resources
Cash Flows
The primary sources of cash flow in our Insurance Subsidiaries are gross premiums written, ceding commissions from our quota share reinsurers, loss payments by our reinsurers, investment income and proceeds from the sale or maturity of investments. Funds are used by the Insurance Subsidiaries for loss payments and loss adjustment expenses. The Insurance Subsidiaries also use funds for ceded premium payments to reinsurers, which are paid on a net basis after subtracting losses paid on reinsured claims and reinsurance commissions on our net business, commissions to producers, salaries and other underwriting expenses as well as to purchase investments, fixed assets and to pay dividends to Tower. TRM’s primary sources of cash are commission and fee income.
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
Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Three Months Ended
	March 31,
($ in thousands)	2010	2009

Cash provided by (used in):
Operating activities	$36,762	$54,267
Investing activities	(33,343)	116,228
Financing activities	(11,446)	(2,368)

Net increase in cash and cash equivalents	(8,027)	168,127
Cash and cash equivalents, beginning of year	164,882	136,523

Cash and cash equivalents, end of period	$156,855	$304,650

For the three months ended March 31, 2010, net cash provided by operating activities was $36.8 million and $54.3 million for the same period in 2009. The decrease in cash flow for the three months ended March 31, 2010 was primarily a result of increased claims payments.
Net cash flows used in investing activities were $33.3 million for the three months ended March 31, 2010 compared to $116.2 million provided for the three months ended March 31, 2009. The three months ended March 31, 2009 included net cash acquired of $200.1 million with the acquisitions of CastlePoint and Hermitage. The remaining cash flows used in both years primarily related to purchases and sales of fixed-maturity securities and preferred stock.
The net cash flows used in financing activities for first quarter 2010 include the repurchase of common stock for $7.4 million as well as dividends paid of $3.1 million, while in the quarter ended March 31, 2009, we paid dividends of $2.0 million.
Our insurance companies are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. As of March 31, 2010, the maximum amount of distributions that our insurance companies could pay to us without approval of their domiciliary Insurance Departments was approximately $64.9 million.
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

Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities, although conditions affecting particular asset classes (such as conditions in the commercial and housing markets that affect commercial and residential mortgage-backed securities) can also be significant sources of market risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed-maturity securities as of March 31, 2010 was $1.8 billion.
For fixed-maturity securities, short-term liquidity needs and potential liquidity needs for our business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates as discussed more fully below under sensitivity analysis.
As of March 31, 2010, we had a total of $59.7 million of outstanding floating rate debt, all of which is outstanding subordinated debentures underlying our trust preferred securities issued by our wholly owned statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase, as more fully discussed below under sensitivity analysis.
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
In this sensitivity analysis model, we use fair values to measure our potential loss. The sensitivity analysis model includes fixed-maturities, preferred stocks and short-term investments.
For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of March 31, 2010.
The following table summarizes the estimated change in fair value on our fixed-maturity portfolio including preferred stocks and short-term investments based on specific changes in interest rates as of March 31, 2010:

	Estimated	Estimated
	Increase	Percentage
	(Decrease)	Increase
	in Fair Value	(Decrease)
Change in interest rate	(in thousands)	in Fair Value

300 basis point rise	$(275,067)	(14.4%)
200 basis point rise	(188,737)	(9.9%)
100 basis point rise	(96,438)	(5.0%)
As of March 31, 2010	—	0.0%
100 basis point decline	96,151	5.0%
The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $96.4 million or (5.0%) based on a 100 basis point increase in interest rates as of March 31, 2010. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed-maturity investments.
Interest expense would also be affected by a hypothetical change in interest rates. As of March 31, 2010 we had $59.7 million of floating rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by $0.6 million, pre-tax, a 200 basis point increase would increase interest expense by $1.2 million, pre-tax, and a 300 basis point increase would increase interest expense by $1.8 million, pre-tax.

With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance for “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage-backed securities holdings had been purchased at significant discounts or premiums to par value. As of March 31, 2010, the par value of our residential mortgage-backed securities holdings was $290.1 million and the amortized cost of our residential mortgage-backed securities holdings was $306.5 million. This equates to an average price of 95% of par. Historically, few of our mortgage-backed securities were purchased at more than three points (below 97% and above 103%) from par, thus an adjustment in accordance with this GAAP guidance would not have a significant effect on investment income. However, since many of our non-investment grade mortgage-backed securities have been impaired as a result of adverse cash flows, the required adjustment to book yield can have a significant effect on our future investment income.
Furthermore, significant hypothetical changes in interest rates in either direction would not have a significant effect on principal redemptions, and therefore investment income, because of the prepayment protected mortgage securities in the portfolio. The residential mortgage-backed securities portion of the fixed-maturity securities portfolio totaled 16.2% as of March 31, 2010. Of this total, 91.1% was in agency pass through securities, which have the highest amount of prepayment risk from declining rates. The remainder of our mortgage-backed securities portfolio is invested in agency planned amortization class collateralized mortgage obligations, non-agency residential non-accelerating securities, and commercial mortgage-backed securities.
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
Changes in internal control over financial reporting
On November 3, 2009, we completed our acquisition of SUA. SUA has an existing program of internal controls over financial reporting in compliance with the Sarbanes Oxley Act of 2002. This program is being integrated into our Sarbanes Oxley program for internal controls over financial reporting, and extending our Section 404 compliance program to SUA’s operations. SUA accounted for 14.5% of assets and 39.0% of net income of the Company in 2010.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2010, the Company purchased 54,080 shares of its common stock from employees in connection with the vesting of restricted stock issued in connection with its 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.
The Board of Directors of Tower approved a $100 million share repurchase program on February 26, 2010. Purchases can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The share repurchase program has no expiration date. In the three months ended March 31, 2010, the Company purchased 337,782 shares of its common stock under this program.
The following table summarizes the Company’s stock repurchases for the three-month period ended March 31, 2010, and represents employees’ withholding tax obligations on the vesting of restricted stock and the share repurchase program:

Total Number
			of Shares	Approximate
			Purchased as	Dollar Value
			Part of	of Shares that
	Total		Publically	May Yet be
	Number	Average	Announced	Purchased
	of Shares	Price Paid	Plan or	Under Plan or
Period	Purchased	per Share	Programs	Program

January 1 - 31, 2010	—	$—	—	$—
February 1 - 28, 2010	—	—	—	—
March 1 - 31, 2010 (1)	391,862	22.05	337,782	92,552,431

Total	391,862	$22.05	337,782	$92,552,431

(1)	Includes 54,080 shares that were withheld to satisfy tax withholding amount due from employees upon the receipt of previously restricted shares.
Item 6. Exhibits
31.1	Chief Executive Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

32	Chief Executive Officer and Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tower Group, Inc. Registrant
Date: May 10, 2010	/s/ Michael H. Lee
Michael H. Lee
Chairman of the Board, President and Chief Executive Officer

Date: May 10, 2010	/s/ William E. Hitselberger
William E. Hitselberger
Senior Vice President, Chief Financial Officer