Form 10-Q
period 2010-06-30
Tower Group, Inc.
filed 2010-08-09
CIK 1289592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934
For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,128,652 shares of common stock, par value $0.01 per share, as of August 6, 2010.

Tower Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2010

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Tower Group, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
($ in thousands, except par value and share amounts)	2010	2009

Assets
Available-for-sale investments, at fair value
Fixed-maturity securities (amortized cost of $1,594,918 and $1,729,117)	$1,685,727	$1,783,596
Equity securities (cost of $37,105 and $78,051)	36,825	76,733
Short-term investments (cost of $0 and $36,500)	—	36,500

Total available-for-sale investments, at fair value	1,722,552	1,896,829
Cash and cash equivalents	348,451	164,882
Investment income receivable	19,414	20,240
Premiums receivable	308,766	308,075
Reinsurance recoverable on paid losses	14,715	14,819
Reinsurance recoverable on unpaid losses	237,963	199,687
Prepaid reinsurance premiums	67,889	94,818
Deferred acquisition costs, net of deferred ceding commission revenue	183,725	170,652
Deferred income taxes	25,038	41,757
Intangible assets	50,686	53,350
Goodwill	243,748	244,690
Fixed assets, net of accumulated depreciation	79,423	66,429
Other assets	77,704	36,724

Total assets	$3,380,074	$3,312,952

Liabilities
Loss and loss adjustment expenses	$1,188,375	$1,131,989
Unearned premium	631,094	658,940
Reinsurance balances payable	48,661	89,080
Funds held under reinsurance agreements	69,269	13,737
Other liabilities	81,714	133,647
Debt	291,058	235,058

Total liabilities	2,310,171	2,262,451
Contingencies (Note 12)
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 45,497,009 and 45,092,321 shares issued, and 43,129,415 and 44,984,953 shares outstanding)	455	451
Treasury stock (2,367,594 and 107,368 shares)	(50,603)	(1,995)
Paid-in-capital	755,992	751,878
Accumulated other comprehensive income	58,843	34,554
Retained earnings	305,216	265,613

Total stockholders’ equity	1,069,903	1,050,501

Total liabilities and stockholders’ equity	$3,380,074	$3,312,952

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

Revenues
Net premiums earned	$272,967	$229,451	$541,013	$397,541
Ceding commission revenue	8,453	7,167	18,641	20,741
Insurance services revenue	250	(293)	806	3,983
Policy billing fees	1,010	799	1,781	1,320
Net investment income	23,931	17,417	47,106	31,950
Net realized investment gains (losses)
Other-than-temporary impairments	(2,836)	(6,139)	(8,982)	(14,871)
Portion of loss recognized in other comprehensive income	2,505	2,011	5,720	7,517
Other net realized investment gains	5,497	4,570	9,168	7,124

Total net realized investment gains (losses)	5,166	442	5,906	(230)

Total revenues	311,777	254,983	615,253	455,305
Expenses
Loss and loss adjustment expenses	159,868	119,828	329,205	210,083
Direct and ceding commission expense	58,619	52,541	116,664	99,949
Other operating expenses	45,719	31,419	89,927	58,163
Acquisition-related transaction costs	393	—	1,250	11,348
Interest expense	5,214	4,659	10,095	8,442

Total expenses	269,813	208,447	547,141	387,985
Other income (expense)
Equity in loss of unconsolidated affiliate	—	—	—	(777)
Gain on investment in acquired unconsolidated affiliate	—	—	—	7,388
Other expense	—	—	(466)	—

Income before income taxes	41,964	46,536	67,646	73,931
Income tax expense	13,708	15,909	21,917	25,327

Net income	$28,256	$30,627	$45,729	$48,604

Gross unrealized investment holding gains arising during periods	19,463	43,493	43,274	48,559
Cumulative effect of adjustment resulting from adoption of new accounting guidance	—	—	—	(2,497)
Equity in net unrealized gains on investment in unconsolidated affiliate’s investment portfolio	—	—	—	3,124
Less: reclassification adjustment for (gains) losses included in net income	(5,166)	(442)	(5,906)	230
Income tax (expense) related to items of other comprehensive income	(5,485)	(14,345)	(13,079)	(16,573)

Comprehensive net income	$37,068	$59,333	$70,018	$81,447

Basic and diluted earnings per share
Basic	$0.64	$0.76	$1.02	$1.31
Diluted	$0.63	$0.75	$1.02	$1.30

Weighted average common shares outstanding
Basic	44,330	40,467	44,706	37,110
Diluted	44,515	40,606	44,900	37,256

Dividends declared and paid per common share	$0.07	$0.07	$0.14	$0.12

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
					Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’
(in thousands)	Shares	Amount	Stock	Capital	Income	Earnings	Equity
Balance at December 31, 2008	23,408	$234	$(1,026)	$208,094	$(37,498)	$165,400	$335,204
Cumulative effect of adjustment resulting from adoption of new accounting guidance					(1,623)	1,623	—
Dividends declared	—	—	—	—	—	(10,740)	(10,740)
Stock based compensation	346	3	(1,059)	6,664	—	—	5,608
Issuance of common stock	21,338	214	—	527,292	—	—	527,506
Fair value of outstanding CastlePoint and SUA stock options	—	—	—	9,918	—	—	9,918
Warrant exercise	—	—	90	(90)	—	—	—
Net income	—	—	—	—	—	109,330	109,330
Net unrealized appreciation on securities available for sale, net of income tax	—	—	—	—	73,675	—	73,675

Balance at December 31, 2009	45,092	451	(1,995)	751,878	34,554	265,613	1,050,501

Dividends declared						(6,126)	(6,126)
Stock based compensation	405	4	(1,425)	4,114	—	—	2,693
Repurchase of common stock	—	—	(47,183)	—	—	—	(47,183)
Net income	—	—	—	—	—	45,729	45,729
Net unrealized appreciation on securities available for sale, net of income tax	—	—	—	—	24,289	—	24,289

Balance at June 30, 2010	45,497	$455	$(50,603)	$755,992	$58,843	$305,216	$1,069,903

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
($ in thousands)	2010	2009

Cash flows provided by (used in) operating activities:
Net income	$45,729	$48,604
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain on investment in acquired unconsolidated affiliate	—	(7,388)
Net realized investment (gains) losses	(5,906)	230
Depreciation and amortization	10,527	9,625
Amortization of bond premium or discount	1,370	(276)
Amortization of restricted stock	3,594	2,020
Deferred income taxes	3,640	(2,515)
Excess tax benefits from share-based payment arrangements	72	(43)
(Increase) decrease in assets:
Investment income receivable	826	(3,147)
Premiums receivable	(691)	192,884
Reinsurance recoverable	(38,172)	151,405
Prepaid reinsurance premiums	26,929	118,021
Deferred acquisition costs, net	(13,073)	(14,645)
Other assets	(2,101)	10,270
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	56,386	(140,167)
Unearned premium	(27,846)	(91,640)
Reinsurance balances payable	(40,419)	(141,236)
Funds held under reinsurance agreements	55,532	(40,094)
Other liabilities	(17,176)	(8,952)

Net cash flows provided by operations	59,221	82,956

Cash flows provided by (used in) investing activities:
Net cash acquired from acquisition of CastlePoint	—	242,338
Acquisition of Hermitage, net of cash acquired	—	(42,218)
Purchase of fixed assets	(20,857)	(10,778)
Purchase — fixed-maturity securities	(382,593)	(579,013)
Purchase — equity securities	(13,841)	—
Short-term investments, net	36,500	—
Sale or maturity — fixed-maturity securities	450,403	293,550
Sale — equity securities	53,018	34,194

Net cash flows provided by (used in) investing activities	122,630	(61,927)

Cash flows provided by (used in) financing activities:
Proceeds from debt	56,000	—
Exercise of stock options and warrants	524	387
Excess tax benefits from share-based payment arrangements	(72)	43
Treasury stock acquired-net employee share-based compensation	(1,425)	(392)
Repurchase of Common Stock	(47,183)	—
Dividends paid	(6,126)	(4,795)

Net cash flows (used in) financing activities	1,718	(4,757)

Increase (decrease) in cash and cash equivalents	183,569	16,272
Cash and cash equivalents, beginning of period	164,882	136,523

Cash and cash equivalents, end of period	$348,451	$152,795

See accompanying notes to the consolidated financial statements.
(Continued)

Tower Group, Inc.
Consolidated Statements of Cash Flows — (Continued)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$16,000	$21,075
Cash paid for interest	10,095	9,246
Schedule of non-cash investing and financing activities:
Issuance of common stock in acquisition of CastlePoint	$—	$421,623
Value of CastlePoint stock options at date of acquisition	—	9,138

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
As disclosed in “Note 13 – Subsequent Events,” on July 1, 2010, the Company completed its acquisition of the Personal Lines Division (the “Personal Lines Division”) of OneBeacon Insurance Group (“OneBeacon”). The Company intends to merge the Specialty Business segment with the Brokerage Insurance segment to be re-named Commercial Business segment, report the Personal Lines Division as a separate segment (“Personal Business” segment) and retain the Insurance Services segment. These changes are expected to be effective for reporting as of the third quarter of 2010. As of June 30, 2010, the Company’s segments remain consistent with the segments presented for the year ended December 31, 2009.
Note 2—Accounting Policies and Basis of Presentation
Basis of Presentation
The accompanying unaudited consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2009 and notes thereto included in the Annual Report on Form 10-K filed on March 1, 2010. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows.
The results of operations for the six months ended June 30, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010. All significant inter-company transactions have been eliminated in consolidation. Business segment results are presented net of all material inter-segment transactions.
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

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Accounting Pronouncements
Accounting guidance adopted in 2010
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The new guidance enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. The Company adopted this new guidance on January 1, 2010, with no material effects on its financial statements as of June 30, 2010.
In June 2009, the FASB issued new guidance which concerns the consolidation of variable interest entities and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly affect the other entity’s economic performance. The new guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company adopted this new guidance on January 1, 2010, with no material effects on its financial statements as of June 30, 2010. The Company will apply this guidance on a transaction by transaction basis going forward.
In January 2010, the FASB issued new guidance that requires additional disclosure of the fair value of assets and liabilities. This guidance requires additional disclosures to be made about significant transfers in and out of Levels 1 and 2 of the fair value hierarchy within GAAP. The Company adopted this guidance on January 1, 2010, with the required disclosure included in “Note 5 – Fair Value Measurements”.
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
Pending accounting guidance
In November 2009, the Emerging Issues Task Force of the FASB issued an exposure draft of Issue No. 09-G, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” At issue is how the definition of acquisition costs should be interpreted in assessing whether certain costs relating to the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs. In July 2010, the Task Force reached a final consensus-for-exposure that acquisition costs that qualify as deferrable should include only those costs that are directly related to the acquisition of insurance contracts by applying a model similar to the accounting for loan origination costs. That definition would not include, for example, any costs incurred in the acquisition of new or renewal contracts related to unsuccessful contract acquisitions. This pending guidance is expected to be effective for annual and interim periods beginning after December 15, 2011 and would allow, but not require, retrospective application. The following categories of acquisition costs are included within the June 30, 2010 caption “Deferred acquisition costs, net of deferred ceding commission revenue”:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

($ in millions)

Commissions	$117.9
Taxes and assessments	22.9
Other deferred acquisition expenses	58.8
Deferred ceding commission revenue	(15.9)

Net deferred acquisition costs	$183.7

The amount included in the category “other deferred acquisition expenses” may be significantly reduced as a result of the adoption of this guidance.
Note 3—Acquisitions
Acquisition of Specialty Underwriters’ Alliance, Inc. (“SUA”)
On November 13, 2009, the acquisition of 100% of the issued and outstanding common stock of SUA, a specialty property and casualty insurance company for $106.7 million was completed. The purchase consideration consisted primarily of 4.4 million shares of Tower stock. The acquisition strengthened the Specialty Business segment and its regional presence in the Midwest.
Acquisition of the Renewal Rights of AequiCap Program Administrators Inc. (“AequiCap”)
On October 14, 2009, the acquisition of the renewal rights to the workers’ compensation business of AequiCap was completed. These renewal rights were purchased for $5.5 million in cash. The acquired business primarily consists of small, low to moderate hazard workers’ compensation policies in Florida. Most of the employees of AequiCap involved in the servicing of the workers’ compensation business became employees of the Company. The acquisition of this business strengthened the regional presence in the Southeast.
Acquisition of HIG, Inc. (“Hermitage”)
On February 27, 2009, the acquisition of Hermitage, a property and casualty insurance holding company, for $130.1 million in cash was completed. This transaction further expanded the wholesale distribution system nationally and established a network of retail agents in the Southeast.
Acquisition of CastlePoint Holding, Ltd. (“CastlePoint”)
On February 5, 2009 the acquisition of 100% of the issued and outstanding common stock of CastlePoint, a Bermuda exempted corporation, was completed. The consideration for this transaction was $491.4 million consisting of 16.9 million shares of Tower common stock with an aggregate value of $421.7 million, $4.4 million related to the fair value of unexercised warrants, and $65.3 million of cash. The Company issued 1.1 million employee stock options to replace the CastlePoint employee and director stock options as of the acquisition date. The value of the Company’s stock options attributed to the services rendered by the CastlePoint employees as of the acquisition date totaled $9.1 million and was included in the purchase consideration. This transaction has expanded and diversified revenues by accessing CastlePoint’s programs and risk sharing businesses.
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
Note 4—Investments
The cost or amortized cost and fair value of investments in fixed-maturity securities, equities and short-term investments and gross unrealized gains, losses and other-than-temporary impairment losses as of June 30, 2010 and December 31, 2009 are summarized as follows:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Cost or	Gross	Gross		Unrealized
	Amortized	Unrealized	Unrealized	Fair	OTTI
($ in thousands)	Cost	Gains	Losses	Value	Losses (1)

June 30, 2010
U.S. Treasury securities	$53,217	$1,206	$—	$54,423	$—
U.S. Agency securities	30,591	1,134	(114)	31,611	—
Municipal bonds	488,992	23,717	(557)	512,152	—
Corporate and other bonds
Finance	197,718	9,962	(1,447)	206,233	—
Industrial	350,577	19,946	(1,196)	369,327	—
Utilities	34,474	3,199	(54)	37,619	—
Commercial mortgage-backed securities	171,248	26,900	(2,312)	195,836	(2,212)
Residential mortgage-backed securities
Agency backed securities	238,920	9,920	(162)	248,678	—
Non-agency backed securities	25,096	2,833	(1,928)	26,001	(1,490)
Asset-backed securities	4,085	302	(540)	3,847	(539)

Total fixed-maturity securities	1,594,918	99,119	(8,310)	1,685,727	(4,241)
Preferred stocks, principally financial sector	36,795	1,134	(1,414)	36,515	—
Common stocks	310	—	—	310	—

Total	$1,632,023	$100,253	$(9,724)	$1,722,552	$(4,241)

December 31, 2009
U.S. Treasury securities	$73,281	$235	$(225)	$73,291	$—
U.S. Agency securities	40,063	134	(214)	39,983	—
Municipal bonds	508,204	18,241	(730)	525,715	—
Corporate and other bonds
Finance	174,971	11,150	(1,390)	184,731	—
Industrial	371,848	13,225	(1,334)	383,739	—
Utilities	43,154	3,559	(62)	46,651	—
Commercial mortgage-backed securities	195,580	16,603	(8,736)	203,447	(7,713)
Residential mortgage-backed securities
Agency backed securities	283,403	6,245	(963)	288,685	—
Non-agency backed securities	27,597	2,772	(2,924)	27,445	(1,948)
Asset-backed securities	11,016	214	(1,321)	9,909	(1,301)

Total fixed-maturity securities	1,729,117	72,378	(17,899)	1,783,596	(10,962)
Preferred stocks, principally financial sector	77,536	919	(2,165)	76,290	—
Common stocks	515	78	(150)	443	—
Short-term investments	36,500	—	—	36,500	—

Total	$1,843,668	$73,375	$(20,214)	$1,896,829	$(10,962)

(1)	Represents the gross unrealized loss on other-than-temporarily impaired securities recognized in accumulated other comprehensive income (loss).

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Major categories of net investment income are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009
| | | |
Income
Fixed-maturity securities	$23,879	$17,579	$46,461	$31,548
Equity securities	1,112	234	2,537	549
Cash and cash equivalents	66	159	181	824
Dividends on common trust securities	132	220	274	273

Total	25,189	18,192	49,453	33,194
Expenses
Investment expenses	(1,258)	(775)	(2,347)	(1,244)

Net investment income	$23,931	$17,417	$47,106	$31,950

Proceeds from the sale and maturity of fixed-maturity securities were $450.4 million and $293.6 million for the six months ended June 30, 2010 and 2009, respectively. Proceeds from the sale of equity securities were $53.0 million and $34.2 million for the six months ended June 30, 2010 and 2009, respectively.
Gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009
| | | |
Fixed-maturity securities
Gross realized gains	$10,089	$4,627	$15,047	$7,116
Gross realized losses	(2,820)	(188)	(4,107)	(324)

	7,269	4,439	10,940	6,792
Equity securities
Gross realized gains	270	131	270	393
Gross realized losses	(2,042)	—	(2,042)	(61)

	(1,772)	131	(1,772)	332

Net realized gains on investments	5,497	4,570	9,168	7,124

Other-than-temporary credit impairment losses
Fixed-maturity securities	(331)	(4,128)	(3,262)	(7,354)

Total other-than-temporary credit impairment losses	(331)	(4,128)	(3,262)	(7,354)

Total net realized gains (losses), including other-than-temporary credit impairment losses	$5,166	$442	$5,906	$(230)

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
Corporate bonds, commercial mortgage-backed securities (“CMBS”), non-agency residential mortgage-backed securities (“RMBS”) and preferred stock represent the largest unrealized loss positions as of June 30, 2010.
For certain non-highly rated structured fixed-maturity securities, management determines the credit loss component by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. If the amortized cost is greater than the present value of the expected cash flows, the difference is considered a credit loss and included in net realized investment gains (losses). During the six months ended June 30, 2010, $3.3 million of credit related OTTI, primarily related to commercial and non-agency residential mortgage-backed securities, was recorded.
For certain non-structured fixed-maturity securities (U.S. Treasury securities, obligations of U.S. Government and government agencies and authorities, obligations of states, municipalities and political subdivisions, debt securities issued by foreign governments, and certain corporate debt) the unrealized loss is reviewed to determine whether full recovery of principal and interest will be received. The estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. The determination of recovery value incorporates an issuer valuation assumption utilizing one or a combination of valuation methods as deemed appropriate by management. The present value of the cash flows is determined by applying the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment) and an estimated recovery time frame. For securities for which the issuer is financially troubled but not in bankruptcy, that time frame is generally longer. Included in the present value calculation are expected principal and interest payments; however, for securities for which the issuer is classified as bankrupt or in default, the present value calculation assumes no interest payments and a single recovery amount. In situations for which a present value of cash flows cannot be estimated, a write down to fair value is recorded.
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
Management analyzes certain of its non-agency RMBS on a quarterly basis using default loss models based on the performance of the underlying loans. Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred. The expected losses for a mortgage pool are compared to the break-even loss, which represents the point at which the Company’s tranche begins to experience losses. For certain of the non-agency RMBS holdings, the estimated cash flows have continued to decline. This is primarily attributable to the decline in home prices.
The CMBS holdings are also evaluated on a quarterly basis using analytical techniques and various metrics including the level of subordination, debt-service-coverage ratios, loan-to-value ratios, delinquencies, defaults and foreclosures. For certain of the CMBS holdings, the estimated cash flows have continued to decline during the quarter. The primary reason for this decline has been an increase of delinquencies, higher vacancies and a decline in real estate values.
The following table shows the number and amount of fixed-maturity and equity securities that were OTTI for the three and six months ended June 30, 2010 and 2009. This resulted in recording impairment write-downs included in net realized investment gains (losses), and reduced the unrealized loss in other comprehensive net income:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
($ in thousands)	No.	Amount	No.	Amount	No.	Amount	No.	Amount

Corporate and other bonds	—	$—	8	$(1,366)	—	$—	8	$(1,366)
Commercial mortgage-backed securities	6	(205)	6	(2,505)	26	(4,802)	15	(8,026)
Residential mortgage-backed securities	26	(1,966)	16	(1,207)	41	(3,471)	21	(3,662)
Asset-backed securities	4	(665)	8	(1,061)	5	(709)	16	(1,817)

	36	(2,836)	38	(6,139)	72	(8,982)	60	(14,871)
Portion of loss recognized in accumulated other comprehensive income (loss), principally residential mortgage-backed securities		2,505		2,011		5,720		7,517

Impairment losses recognized in earnings		$(331)		$(4,128)		$(3,262)		$(7,354)

The following table provides a rollforward of the cumulative amount of OTTI for securities still held showing the amounts that have been included in earnings on a pretax basis for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
($ in thousands)	2010	2009

Balance, January 1,	$40,734	$24,638
Cumulative effect of adjustment upon adoption of 2009 GAAP guidance on OTTI	—	(2,497)
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	161	5,122
OTTI has been previously recognized	2,362	2,232
Reductions due to:
Securities sold during the period (realized)	(11,320)	—

Balance, June 30,	$31,937	$29,495

The following table provides a rollforward of the cumulative amount of OTTI for securities still held showing the amounts that have been included in earnings on a pretax basis for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
($ in thousands)	2010	2009

Balance, April 1,	$39,533	$25,367
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	(46)	2,347
OTTI has been previously recognized	(362)	1,781
Reductions due to:
Securities sold during the period (realized)	(7,188)	—

Balance, June 30,	$31,937	$29,495

Unrealized Losses
There are 445 securities at June 30, 2010 that account for the gross unrealized loss, none of which is deemed by management to be OTTI. Temporary losses on corporate and other bonds resulted from purchases made in a lower interest rate environment or lower yield spread environment. In addition, there have been some ratings downgrades on certain of these securities. After analyzing the credit quality, balance sheet strength and company outlook, management believes these securities will recover in value as liquidity and the economy continue to improve. The structured securities that had significant unrealized losses resulted primarily from declines in both residential and commercial real estate prices. To the extent projected cash flows on structured securities change adversely, they would be considered OTTI and an impairment loss would be recognized. Management considered all relevant factors, including expected recoverability of cash flows, in assessing whether the loss was other-than-temporary. The Company does not intend to sell these fixed maturity securities, and it is not more likely than not that these securities will be sold before recovering their cost basis.

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For all securities in an unrealized loss position at June 30, 2010, the Company has received all contractual interest payments (and principal if applicable). Based on the continuing receipt of cash flow and the foregoing analyses, management expects continued timely payments of principal and interest and considers the losses to be temporary.
The following table presents information regarding invested assets that were in an unrealized loss position at June 30, 2010 and December 31, 2009 by amount of time in a continuous unrealized loss position:

	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Aggregate	Unrealized
($ in thousands)	No.	Value	Losses	No.	Value	Losses	No.	Fair Value	Losses

June 30, 2010
U.S. Agency securities	—	$—	$—	5	$12	$(114)	5	$12	$(114)
Municipal bonds	17	14,953	(213)	5	4,387	(344)	22	19,340	(557)
Corporate and other bonds
Finance	39	21,597	(882)	13	8,502	(565)	52	30,099	(1,447)
Industrial	199	30,784	(843)	43	10,979	(353)	242	41,763	(1,196)
Utilities	4	726	(4)	6	1,914	(50)	10	2,640	(54)
Commercial mortgage- backed securities	5	307	(71)	13	8,742	(2,241)	18	9,049	(2,312)
Residential mortgage- backed securities
Agency backed	14	13,062	(162)	—	—	—	14	13,062	(162)
Non-agency backed	10	2,823	(120)	21	11,414	(1,808)	31	14,237	(1,928)
Asset-backed securities	5	388	(8)	9	1,986	(532)	14	2,374	(540)

Total fixed-maturity securities	293	84,640	(2,303)	115	47,936	(6,007)	408	132,576	(8,310)
Preferred stocks	31	17,311	(789)	6	4,926	(625)	37	22,237	(1,414)

Total	324	$101,951	$(3,092)	121	$52,862	$(6,632)	445	$154,813	$(9,724)

December 31, 2009
U.S. Treasury securities	24	$43,421	$(225)	—	$—	$—	24	$43,421	$(225)
U.S. Agency securities	21	27,652	(214)	—	—	—	21	27,652	(214)
Municipal bonds	42	50,526	(587)	5	2,569	(143)	47	53,095	(730)
Corporate and other bonds
Finance	32	28,342	(291)	20	14,906	(1,099)	52	43,248	(1,390)
Industrial	104	69,475	(726)	25	14,563	(608)	129	84,038	(1,334)
Utilities	6	3,575	(37)	2	625	(25)	8	4,200	(62)
Commercial mortgage- backed securities	20	25,810	(598)	27	22,904	(8,138)	47	48,714	(8,736)
Residential mortgage- backed securities
Agency backed	43	79,005	(963)	—	—	—	43	79,005	(963)
Non-agency backed	4	1,081	(14)	37	19,672	(2,910)	41	20,753	(2,924)
Asset-backed securities	5	334	(116)	11	2,962	(1,205)	16	3,296	(1,321)

Total fixed-maturity securities	301	329,221	(3,771)	127	78,201	(14,128)	428	407,422	(17,899)
Preferred stocks	87	59,243	(1,441)	6	4,827	(724)	93	64,070	(2,165)
Common stocks	4	31	(150)	—	—	—	4	31	(150)

Total	392	$388,495	$(5,362)	133	$83,028	$(14,852)	525	$471,523	$(20,214)

The unrealized loss position associated with the fixed-maturity portfolio was $8.3 million as of June 30, 2010, consisting primarily of mortgage-backed and asset-backed securities representing 59.5% of the gross unrealized loss related to fixed-maturity securities. The total fixed-maturity portfolio of gross unrealized losses included 408 securities which were, in aggregate, approximately 5.9% below amortized cost. Of the 408 fixed maturity investments identified, 115 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these investments at June 30, 2010 was $6.0 million. Management does not consider these investments to be other-than-temporarily impaired.
The unrealized loss on the investment in preferred securities was primarily due to the market disruptions. All of the preferred securities that were in an unrealized loss position as of June 30, 2010 were evaluated. The evaluation consisted of a detailed review, including but not limited to some or all of the following factors for each security: the current S&P rating, analysts’ reports, past earning trends and analysts’ earnings expectations for the next 12 months, liquidity, near-term financing risk, and whether the company was currently paying dividends on its equity securities. Management does not consider these investments to be other-than-temporarily impaired.

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
The unrealized loss for the corporate and other bonds was $2.7 million with 62 securities in an unrealized loss position over 12 months. These investments are not considered to be other-than-temporarily impaired.
The following tables stratify, by securitized assets and all other assets, the gross unrealized losses in the portfolio at June 30, 2010, by duration in a loss position and magnitude of the loss as a percentage of the cost or amortized cost of the security:

	Securitized Assets
		Total Gross	Decline of Investment Value
	Fair	Unrealized	>15%		>25%		>50%
($ in thousands)	Value	Losses	No.	Amount	No.	Amount	No.	Amount

Unrealized loss for less than 6 months	$11,422	$(212)	—	$—	3	$(50)	1	$(4)
Unrealized loss for over 6 months	5,274	(306)	—	—	4	(52)	3	(172)
Unrealized loss for over 18 months	498	(169)	1	(58)	—	—	1	(97)
Unrealized loss for over 2 years	21,528	(4,255)	3	(1,043)	9	(2,073)	2	(52)

	$38,722	$(4,942)	4	$(1,101)	16	$(2,175)	7	$(325)

	All Other Assets
		Total Gross	Decline of Investment Value
	Fair	Unrealized	>15%		>25%		>50%
($ in thousands)	Value	Losses	No.	Amount	No.	Amount	No.	Amount

Unrealized loss for less than 6 months	$84,118	$(2,584)	7	$(458)	—	$—	—	$—
Unrealized loss for over 6 months	18,014	(975)	—	—	—	—	—	—
Unrealized loss for over 12 months	526	(124)	—	—	—	—	4	(105)
Unrealized loss for over 18 months	—	(10)	—	—	—	—	1	(10)
Unrealized loss for over 2 years	13,433	(1,089)	1	(6)	1	(173)	—	—

	$116,091	$(4,782)	8	$(464)	1	$(173)	5	$(115)

Management evaluated the severity of the impairment in relation to the carrying values for the securities referred to above and considered all relevant factors in assessing whether the loss was other-than-temporary. Management does not intend to sell its fixed-maturity securities, and it is not more likely than not that these securities will be sold until there is a recovery of fair value to the original cost basis, which may be at maturity.
Fixed-Maturity Investment—Time to Maturity
The following table shows the composition of the fixed-maturity portfolio by remaining time to maturity at June 30, 2010 and December 31, 2009. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date.

	June 30, 2010		December 31, 2009
	Amortized		Amortized
($ in thousands)	Cost	Fair Value	Cost	Fair Value

Remaining Time to Maturity
Less than one year	$46,105	$46,425	$30,282	$30,465
One to five years	366,913	381,288	346,309	355,402
Five to ten years	419,646	442,722	477,843	492,517
More than 10 years	322,905	340,932	357,087	375,726
Mortgage and asset-backed securities	439,349	474,360	517,596	529,486

Total	$1,594,918	$1,685,727	$1,729,117	$1,783,596

Note 5—Fair Value Measurements
GAAP establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
traded, including during periods of market disruption, and the reliability and transparency of the assumptions used to determine fair value. The hierarchy requires the use of observable market data when available. The levels of the hierarchy are as follows:
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
As at June 30, 2010 and December 31, 2009, the Company’s fixed-maturities and equity investments are allocated among levels as follows:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

($ in thousands)	Level 1	Level 2	Level 3	Total

June 30, 2010
Fixed-maturity securities
U.S. Treasury securities	$—	$54,423	$—	$54,423
U.S. Agency securities	—	31,611	—	31,611
Municipal bonds	—	512,152	—	512,152
Corporate and other bonds	—	613,179	—	613,179
Commercial mortgage-backed securities	—	195,836	—	195,836
Residential mortgage-backed securities
Agency	—	248,678	—	248,678
Non-agency	—	18,798	7,203	26,001
Asset-backed securities	—	2,050	1,797	3,847

Total fixed-maturities	—	1,676,727	9,000	1,685,727
Equity investments	36,102	723	—	36,825

Total	$36,102	$1,677,450	$9,000	$1,722,552

December 31, 2009
Fixed-maturity securities
U.S. Treasury securities	$—	$73,291	$—	$73,291
U.S. Agency securities	—	39,983	—	39,983
Municipal bonds	—	525,715	—	525,715
Corporate and other bonds	—	615,121	—	615,121
Commercial mortgage-backed securities	—	203,447	—	203,447
Residential mortgage-backed securities
Agency	—	288,685	—	288,685
Non-agency	—	16,937	10,508	27,445
Asset-backed securities	—	6,822	3,087	9,909

Total fixed-maturities	—	1,770,001	13,595	1,783,596
Equity investments	54,044	22,689	—	76,733
Short-term investments	36,500	—	—	36,500

Total	$90,544	$1,792,690	$13,595	$1,896,829

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
Substantially all of the portfolio valuations at June 30, 2010 classified as Level 1 or Level 2 in the above table are priced by utilizing the services of several independent pricing services that provide the Company with a price quote for each security. The remainder of the portfolio valuations represents non-binding broker quotes. There were no adjustments made to the prices obtained from the independent pricing sources and dealers on securities classified as Level 1 or Level 2.
In 2010, there were no transfers of investments between Level 1 and Level 2. Approximately $2.4 million of Agency backed RMBS securities were transferred from Level 3 to Level 2 when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available in 2010.
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

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For certain securities, non-binding broker quotes were available and these were also considered in determining the appropriateness of the security price.
Use of Level 3 (the unobservable inputs) included 46 securities and accounted for less than 1% of total investments at June 30, 2010.
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
The following table summarizes changes in Level 3 assets measured at fair value for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
($ in thousands)	2010	2009

Beginning balance, January 1	$13,595	$18,084
Total gains (losses)-realized / unrealized
Included in net income	(130)	(6,002)
Included in other comprehensive income (loss)	(2,038)	(201)
Purchases, issuances and settlements	—	747
Net transfers into (out of) Level 3	(2,427)	10,284

Ending balance, June 30	$9,000	$22,912

The following table summarizes the changes in Level 3 assets measured at fair value for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
($ in thousands)	2010	2009

Beginning balance, April 1	$10,925	$14,737
Total gains (losses)-realized / unrealized
Included in net income	42	(2,776)
Included in other comprehensive income (loss)	(2,109)	967
Purchases, issuances and settlements	(113)	633
Net transfers into (out of) Level 3	255	9,351

Ending balance, June 30	$9,000	$22,912

Note 6—Loss and Loss Adjustment Expense
In the six months ended June 30, 2010, losses incurred attributable to insured events of prior years of $2.2 million were recorded. In comparison, for the six months ended June 30, 2009, incurred losses attributable to insured events of prior years was decreased by $6.5 million. The favorable development in 2009 was comprised primarily of savings in loss adjustment expense (“LAE”) as a result of changing to a fixed fee billing for our in-house attorneys for claims handled and legal fee auditing of attorneys’ bills. The unfavorable development in 2010 was due largely to several programs that had poor experience and which were terminated and put into runoff during the second quarter.
The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE for the six months ended June 30, 2010 and 2009:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended
	June 30,
($ in thousands)	2010	2009

Balance at January 1,	$1,131,989	$534,991
Less reinsurance recoverables on unpaid losses	(199,687)	(222,229)

	932,302	312,762
Net reserves, at fair value, of acquired companies	—	370,001
Incurred related to:
Current year	326,992	216,571
Prior years	2,213	(6,488)

Total incurred	329,205	210,083
Paid related to:
Current year	90,076	47,857
Prior years	221,019	126,749

Total paid	311,095	174,606

Net balance at June 30,	950,412	718,240
Add reinsurance recoverables on unpaid losses	237,963	114,935

Balance at June 30,	$1,188,375	$833,175

Note 7—Stockholders’ Equity
Authorized Shares of Common Stock
On January 28, 2009, an amendment to increase the number of authorized shares of common stock, par value $0.01 per share, from 40,000,000 shares to 100,000,000 shares was approved at a special meeting of stockholders.
Shares of Common Stock Issued
In connection with the acquisition of SUA in 2009, 4.4 million shares were issued to the shareholders of SUA increasing Common Stock by $44,600 and Paid-in Capital by $105.8 million.
In connection with the acquisition of CastlePoint in 2009, 16.9 million shares were issued to the shareholders of CastlePoint increasing Common Stock by $169,000 and Paid-in Capital by $421.5 million.
For the six months ended June 30, 2010 and 2009, 19,707 and 32,615 new common shares, respectively, were issued as the result of employee stock option exercises and 355,539 and 317,545 new common shares, for the same periods, respectively, were issued as the result of restricted stock grants.
For the six months ended June 30, 2010 and 2009, 64,616 and 17,466 shares, respectively, of common stock were purchased from employees in connection with the vesting of restricted stock issued under the 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of employees as permitted under the Plan in order to pay the expected amount of tax liability owed by the employees from the vesting of those shares. In addition, for the six months ended June 30, 2010 and 2009, 10,237 and 5,048 shares, respectively, of common stock were surrendered as a result of restricted stock forfeitures.
Share Repurchase Program
The Board of Directors of Tower approved a $100 million share repurchase program on February 26, 2010. Purchases can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The share repurchase program has no expiration date. In the three and six months ended June 30, 2010, 1.8 million and 2.2 million shares of common stock were purchased under this program at an aggregate consideration of $39.7 million and $47.2 million, respectively.

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Dividends Declared
Dividends on common stock of $3.0 million and $2.8 million for the three months ended June 30, 2010 and 2009, respectively, were declared. Dividends on common stock of $6.1 million and $4.8 million for the six months ended June 30, 2010 and 2009, respectively, were declared.
Note 8—Debt
Total interest expense incurred was $10.1 million and $8.4 million for the six months ended June 30, 2010 and 2009, respectively. Of these amounts, $8.8 million and $8.1 million for the six months ended June 30, 2010 and 2009, respectively, were incurred for all subordinated debentures, including amortization of deferred origination costs. Interest on funds held were $1.2 million and $0.3 million for the six months ended June 30, 2010 and 2009, respectively. Interest on the credit facility was $0.1 million and zero for the six months ended June 30, 2010 and 2009, respectively.
Credit Facility
On May 14, 2010, the Company entered into a $125 million credit facility agreement. The credit facility will be used for general corporate purposes and expires on May 14, 2013.
The Company may request that the facility be increased by an amount not to exceed $50 million. The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements to maintain certain consolidated net worth, debt to capitalization ratios, minimum risk-based capital and minimum statutory surplus. The credit facility also provides for customary events of default, including failure to pay principal when due, failure to pay interest or fees within three days after becoming due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its material subsidiaries, the occurrence of certain material judgments, or a change in control of the Company, and upon an event of default the administrative agent (subject to the consent of the requisite percentage of the lenders) may immediately terminate the obligations to make loans and to issue letters of credit, declare the Company’s obligations under the credit facility to become immediately due and payable, and require the Company to deposit in a collateral account cash collateral with a value equal to the then outstanding amount of the aggregate face amount of any outstanding letters of credit. The Company was in compliance with all covenants under the credit facility at June 30, 2010.
Fees payable by the Company under the credit facility include a fee on the daily unused portion of each letter of credit, a letter of credit fronting fee with respect to each fronted letter of credit and a commitment fee. Fees incurred for the three months ended June 30, 2010 were $64,290.
As of June 30, 2010, the Company had drawn down $56 million under this credit facility, bearing an average annual interest rate of 3.3%.
Note 9—Stock Based Compensation
Restricted Stock
During the six months ended June 30, 2010 and 2009, restricted stock shares were granted to senior officers, key employees and directors as shown in the table below. Restricted stock expense recognized for the six months ended June 30, 2010 and 2009 was $2.3 million and $1.2 million net of tax, respectively. The total intrinsic value of restricted stock vesting was $4.4 million and $1.7 million for the six months ended June 30, 2010 and 2009, respectively. The intrinsic value of the unvested restricted stock outstanding as of June 30, 2010 and 2009 was $13.4 million and $12.3 million, respectively.
The following table provides an analysis of restricted stock activity for the six months ended June 30, 2010 and 2009:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2010		2009
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value

Outstanding, January 1	474,023	$24.64	258,645	$26.01
Granted	355,539	21.84	317,545	22.89
Vested	(198,109)	24.51	(73,945)	26.24
Forfeitures	(10,237)	23.57	(5,048)	27.16

Outstanding, June 30	621,216	$23.09	497,197	$23.99

Stock Options
The following table provides an analysis of stock option activity for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010		2009
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
| | | |
Outstanding, January 1	1,387,019	$19.62	258,530	$5.57
Granted at fair value	—	—	1,148,308	20.61
Exercised	(19,707)	8.91	(32,615)	12.75
Forfeitures and expirations	(38,140)	23.94	(105,462)	22.11

Outstanding, June 30	1,329,172	$19.66	1,268,761	$17.60

Exercisable, June 30	1,173,650	$19.47	766,761	$15.78

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
Compensation expense (net of tax) related to stock options was $0.2 million and $0.8 million for the six months ended June 30, 2010 and 2009, respectively. The intrinsic value of stock options outstanding as of June 30, 2010 was $5.8 million, of which $5.5 million was related to vested options.
The total remaining compensation cost related to non-vested stock options and restricted stock awards not yet recognized in the income statement was $15.0 million of which $0.2 million was for stock options and $14.8 million was for restricted stock as of June 30, 2010. The weighted average period over which this compensation cost is expected to be recognized is 3.6 years.
Note 10—Earnings per Share
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
The following table shows the computation of the earnings per share pursuant to the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

Numerator
Net income	$28,256	$30,627	$45,729	$48,604

Denominator
Weighted average common shares outstanding	44,330	40,467	44,706	37,110
Effect of dilutive securities:
Stock options	179	130	184	132
Unvested restricted stock	6	9	10	8
Warrants	—	—	—	6

Weighted average common and potential dilutive
shares outstanding	44,515	40,606	44,900	37,256

Earnings per share — basic
Common stock:
Distributed earnings	$0.07	$0.07	$0.14	$0.12
Undistributed earnings	0.57	0.69	0.88	1.19

Total	0.64	0.76	1.02	1.31

Earnings per share — diluted	$0.63	$0.75	$1.02	$1.30

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For both the three and six months ended June 30, 2010, 383,900 options and other common stock equivalents to purchase Tower shares were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price while for both the three and six months ended June 30, 2009, 514,438 options and other common stock equivalents were excluded.
Note 11—Segment Information
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the year ended December 31, 2009 and this quarterly report on Form 10-Q for the period ended June 30, 2010. Segment performance is evaluated based on segment profit, which excludes investment income, realized gains and losses, interest expense, income taxes and incidental corporate expenses. Assets are not allocated to segments because assets, which consist primarily of investments and fixed assets, other than intangibles and goodwill, are considered in total by management for decision-making purposes.
Business segments results are as follows:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009

Brokerage Insurance Segment
Revenues
Premiums earned	$183,434	$195,970	$372,860	$341,666
Ceding commission revenue	7,342	5,966	15,752	19,077
Policy billing fees	1,009	709	1,780	1,241

Total revenues	191,785	202,645	390,392	361,984

Expenses
Loss and loss adjustment expenses	98,055	102,240	217,011	178,357
Underwriting expenses	72,564	71,922	148,674	133,497

Total expenses	170,619	174,162	365,685	311,854

Underwriting profit	$21,166	$28,483	$24,707	$50,130

Specialty Business Segment
Revenues
Premiums earned	$89,533	$33,481	$168,153	$55,875
Ceding commission revenue	1,111	1,198	2,889	1,664

Total revenues	90,644	34,679	171,042	57,539

Expenses
Loss and loss adjustment expenses	61,814	17,586	112,194	31,726
Underwriting expenses	30,755	10,405	55,769	18,443

Total expenses	92,569	27,991	167,963	50,169

Underwriting profit (loss)	$(1,925)	$6,688	$3,079	$7,370

Insurance Services Segment
Revenues
Direct commission revenue from managing general agency	$(387)	$(824)	$(439)	$2,283
Claims administration revenue	117	136	291	982
Other administration revenue	70	221	172	416
Reinsurance intermediary fees	450	207	782	302
Policy billing fees	1	60	1	79

Total revenues	251	(200)	807	4,062

Expenses
Direct commission expense paid to producers	139	125	260	1,616
Other insurance services expenses:
Underwriting expenses reimbursed to TICNY	277	181	524	1,040
Claims expense reimbursement to TICNY	4	136	8	982

Total expenses	420	442	792	3,638

Insurance services pretax income (loss)	$(169)	$(642)	$15	$424

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
The following table reconciles revenue by segment to consolidated revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009

Brokerage insurance segment	$191,785	$202,645	$390,392	$361,984
Specialty business segment	90,644	34,679	171,042	57,539
Insurance services segment	251	(200)	807	4,062

Total segment revenues	282,680	237,124	562,241	423,585
Net investment income	23,931	17,417	47,106	31,950
Net realized gains (losses) on investments, including other-than-temporary impairments	5,166	442	5,906	(230)

Consolidated revenues	$311,777	$254,983	$615,253	$455,305

The following table reconciles the results of the Company’s individual segments to consolidated income before taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009

Brokerage insurance segment underwriting profit	$21,166	$28,483	$24,707	$50,130
Specialty business segment underwriting profit (loss)	(1,925)	6,688	3,079	7,370
Insurance services segment pretax income (loss)	(169)	(642)	15	424
Net investment income	23,931	17,417	47,106	31,950
Net realized gains (losses) on investments, including other-than-temporary impairments	5,166	442	5,906	(230)
Corporate expenses	(598)	(1,193)	(1,356)	(2,534)
Acquisition-related transaction costs	(393)	—	(1,250)	(11,348)
Interest expense	(5,214)	(4,659)	(10,095)	(8,442)
Other income (expense)	—	—	(466)	6,611

Income before taxes	$41,964	$46,536	$67,646	$73,931

Note 12—Contingencies
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
On May 12, 2010, Mirabilis Ventures, Inc. (“Mirabilis”) commenced an action against Specialty Underwriters’ Alliance Insurance Co. (“SUA”, now known as CastlePoint National Insurance Company (“CNIC”), a subsidiary of Tower Group, Inc.) and Universal Reinsurance Co., Ltd., an unrelated entity, in the United States District Court for the Middle District of Florida. CNIC has obtained an extension until August 1, 2010, to answer or otherwise plead to the Complaint. The Complaint is based upon a Worker’s Compensation/Employer’s Liability policy issued by SUA to AEM, Inc. (“AEM”), to whose legal rights Mirabilis is alleged to have succeeded as a result of the Chapter 11 bankruptcy of AEM. The Complaint, which includes claims against SUA for breach of contract and breach of the duty of good faith, alleges that SUA failed to properly audit AEM’s operations to determine AEM’s worker’s compensation exposure for two policy years, in order to compute the premium owed by AEM, such that SUA owes Mirabilis the principal sum of $3.4 million for one policy year and $0.6 million for the other policy

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
year, plus interest and costs. On July 30, 2010, CNIC filed its answer in which it asserted nine separate counterclaims. The litigation is only in its preliminary stage and the Company is, therefore, unable to assess the likelihood of any particular outcome.
Note 13—Subsequent Events
Acquisition of the Personal Lines Division of OneBeacon Insurance Group
On July 1, 2010, the Company completed the acquisition of the Personal Lines Division of OneBeacon, pursuant to the definitive agreement (“the Agreement”), dated as of February 2, 2010, by and among the Company, and OneBeacon.
The acquisition will be accounted for using the purchase method in accordance with GAAP. Under the terms of the Agreement, the Company acquired Massachusetts Homeland Insurance Company, York Insurance Company of Maine and two management companies. The management companies are the attorneys-in-fact for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer. The Company also acquired a subsidiary of New Jersey Skylands Insurance Association, New Jersey Skylands Insurance Company, a New Jersey domiciled stock insurance company. The total consideration for this acquisition was $167 million. To facilitate the close, the Company deposited $167 million in an escrow account prior to June 30, 2010, which is included in cash and cash equivalents as of June 30, 2010, in the accompanying balance sheet.
Tower will begin to consolidate the financial statements as of the closing date and the purchase consideration will be allocated to the assets acquired and liabilities assumed, including separately identified intangible assets, based on their fair values as of the close of the acquisition. Direct costs of the acquisition are accounted for separately from the business combination and are expensed as incurred. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, fixed assets, and deferred taxes. The valuations will be finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangible assets and goodwill.
Under GAAP, the Company is required to allocate goodwill, if any, to its reportable segments. Management will review the assignment of goodwill related to this acquisition to its reporting segments and reporting units.
Dividends
The Board of Directors approved a quarterly dividend on August 6, 2010 of $0.125 per share payable on September 24, 2010 to stockholders of record as of September 10, 2010.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note on Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q may include forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements can generally be identified by the use of forward-looking terminology such as “may,” “will,” “plan,” “expect,” “project,” “intend,” “estimate,” “anticipate,” “believe” and “continue” or their negative or variations and similar terminology. These statements include forward-looking statements both with respect to us specifically and to the insurance sector in general.
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
The following table provides a reconciliation of operating income to net income on a GAAP basis. Operating income is used to calculate operating earnings per share and operating return on average equity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009

Operating income	$25,262	$29,472	$43,048	$57,809
Net realized gains (losses) on investments, net of tax	3,358	287	3,839	(150)
Acquisition-related transaction costs, net of tax	(364)	868	(1,158)	(9,055)

Net income	$28,256	$30,627	$45,729	$48,604

Critical Accounting Estimates
As of June 30, 2010, there were no material changes to our critical accounting estimates; refer to the Company’s 2009 Annual Report on Form 10-K for a complete discussion of critical accounting estimates.
Critical Accounting Policies
See Note 2—“Accounting Policies and Basis of Presentation” for information related to updated accounting policies.
Consolidated Results of Operations
Our reported results in the quarter and six month periods ended June 30, 2010 reflect the impact of acquisitions that we made during 2009. In the first quarter of 2009, we closed on the acquisitions of CastlePoint and Hermitage on February 5, 2009 and

February 27, 2009, respectively. In the fourth quarter of 2009, we closed on the acquisitions of AequiCap and SUA on October 14, 2009 and November 13, 2009, respectively. Our consolidated revenues and expenses for the six months ended June 30, 2009 reflect CastlePoint’s and Hermitage’s results only from the date of their acquisitions and do not include any results of AequiCap or SUA which may affect the comparability with our results for the quarter and six month periods ended June 30, 2010. The acquisition of the Personal Lines Division of OneBeacon, which was completed on July 1, 2010, is not reflected in our financial statements as of June 30, 2010.
Consistent with our reporting for each quarter of 2009 and 2010, we report three segments: Brokerage Insurance, Specialty Business and Insurance Services. The Company intends to merge the Specialty Business segment with the Brokerage Insurance segment to be re-named Commercial Business segment, report the Personal Lines Division as a separate segment (“Personal Business” segment) and retain the Insurance Services segment. These changes are expected to be effective for reporting as of the third quarter of 2010.
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

		Three Months Ended				Six Months Ended
	June 30,				June 30,
($ in millions)	2010	2009	Change	%	2010	2009	Change	%

Brokerage insurance segment underwriting profit	$21.2	$28.5	$(7.3)	-25.6%	$24.7	$50.1	$(25.4)	-50.7%
Specialty business segment underwriting profit	(1.9)	6.7	(8.6)	-128.4%	3.1	7.4	(4.3)	-58.1%
Insurance services segment pretax income	(0.2)	(0.6)	0.4	-66.7%	—	0.4	(0.4)	-100.0%
Net investment income	23.9	17.4	6.5	37.4%	47.1	31.9	15.2	46.6%
Net realized gains (losses) on investments, including other- than-temporary impairments	5.2	0.4	4.8	NM	5.9	(0.2)	6.1	NM
Corporate expenses	(0.6)	(1.2)	0.6	-50.0%	(1.3)	(2.6)	1.3	-50.0%
Acquisition-related transaction costs	(0.4)	—	(0.4)	0.0%	(1.3)	(11.3)	10.0	-88.5%
Interest expense	(5.2)	(4.7)	(0.5)	10.6%	(10.1)	(8.4)	(1.7)	20.2%
Other income (loss)	—	—	—	0.0%	(0.5)	6.6	(7.1)	-107.6%

Income before taxes	42.0	46.5	(4.5)	-9.7%	67.6	73.9	(6.3)	-8.5%
Income tax expense	13.7	15.9	(2.2)	-13.8%	21.9	25.3	(3.4)	-13.5%

Net income	$28.3	$30.6	$(2.3)	-7.5%	$45.7	$48.6	$(2.9)	-6.0%

NM is shown where percentage change exceeds 500%

Key Measures
Gross premiums written and produced:
Written by Brokerage Insurance and Specialty Business segments	$331.8	$260.7	$71.1	27.3%	$614.9	$460.7	$154.2	33.5%
Produced by Insurance Services segment	(0.8)	0.5	(1.3)	-271.4%	—	11.2	(11.2)	-100.0%

Total	$331.0	$261.2	$69.8	26.7%	$614.9	$471.9	$143.0	30.3%

Percent of total revenues:
Net premiums earned	87.6%	90.0%			87.8%	87.4%
Commission and fee income	3.0%	3.0%			3.5%	5.7%
Net investment income	7.7%	6.8%			7.7%	7.0%
Net realized investment gains (losses)	1.7%	0.2%			1.0%	-0.1%

Underwriting Ratios for Brokerage Insurance and Specialty Business Segments Combined

Calendar Year Loss Ratios
Gross	59.4%	50.5%			60.2%	54.7%
Net	58.6%	52.2%			60.8%	52.8%
Accident Year Loss Ratios
Gross	56.3%	53.4%			58.5%	54.4%
Net	57.8%	52.0%			60.5%	54.4%
Underwriting Expense Ratios
Gross	31.9%	30.5%			31.5%	31.2%
Net	34.4%	32.4%			34.0%	32.7%
Combined Ratios
Gross	91.3%	81.0%			91.7%	85.9%
Net	93.0%	84.6%			94.8%	85.5%

Return on average equity (1)	11.4%	15.0%			9.2%	18.6%

(1)	For the three and six months ended June 30, 2010, the after-tax impact of acquisition-related transaction costs, offset by net realized investment gains, lowered return on average equity by 1.2% and 0.5%, respectively. The after-tax impact of acquisition-related transaction costs and net realized investment losses increased return on equity by 0.6% and decreased return on equity by 3.5% for the three and six months ended June 30, 2009, respectively.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009
Total revenues. Total revenues increased by 22.3% and 35.1%, respectively, for the three and six months ended June 30, 2010 as compared to the same periods of 2009, primarily due to increased net premiums earned and net investment income resulting from the acquisitions of SUA and AequiCap in the fourth quarter of 2009 and the acquisitions of CastlePoint and Hermitage in the first quarter of 2009. These sources of growth in total revenues were partially offset by reductions in ceding commission revenue and fee income due to a lower use of quota share reinsurance in 2010 as compared to 2009 as we effectively utilized the additional capital obtained through the acquisitions. In addition, commission income was reduced due to the retention of Brokerage Insurance premiums that were previously produced by Tower on behalf of CastlePoint Insurance Company (“CPIC”) through February 6, 2009. This is discussed more fully under “Brokerage Insurance Segment Results of Operations” and “Specialty Business Segment Results of Operations” below.
Premiums earned. Gross premiums earned in the three and six months ended June 30, 2010 increased 22.7% and 33.5%, respectively, compared to the same periods in 2009, primarily as a result of the aforementioned 2009 acquisitions. While the financial results of CastlePoint and Hermitage are included for the second quarter in both 2010 and 2009, the financial results of SUA acquisition are not included in the prior year periods. Ceded premiums earned increased by a lower percentage than the gross growth percentage as we retained a larger percentage of our gross premiums because of our increased capital base. Accordingly, net premiums earned in the three and six months ended June 30, 2010 increased by $43.5 million and $143.5 million, respectively, as compared to the same periods in 2009.
Commission and fee income. Commission and fee income decreased by $4.8 million in the six months ended June 30, 2010 compared to the same period in 2009 due to our decision to retain more business in 2010, as discussed above. Ceding commission revenue in 2009 represents commissions on ceded premiums earned from quota share reinsurance contracts written in 2008 which continued to be earned in 2009. Tower Risk Management Corp. (“TRM”) ceased producing business on behalf of CPIC subsequent to the CastlePoint acquisition date. Commission and fee income increased by $2.0 million in the three months ended June 30, 2010 compared to the same period in 2009 largely as a result of a change in the estimated sliding scale ceding commission rate which reduced commission and fee income by $3.2 million in the second quarter of 2009.
Net investment income and net realized gains (losses). Net investment income increased 37.4% and 47.4%, respectively in the three and six months ended June 30, 2010 compared to the same periods in 2009. The increase in net investment income resulted from an increase in average cash and invested assets for the three and six months ended June 30, 2010 as compared to the same periods of 2009. The increase in cash and invested assets resulted primarily from invested assets acquired from the aforementioned acquisitions (reduced by $135.6 million of cash used to finance such acquisitions) and to operating cash flows of $214.7 million generated during 2009 and $59.2 million generated during the first six months of 2010. The positive cash flow from operations was the result of the aforementioned acquisitions and an increase in premiums collected from a growing book of business. The tax equivalent investment yield at amortized cost was 5.2% at June 30, 2010 compared to 5.7% at June 30, 2009. Operating cash invested in 2009 and in 2010 has been affected by a low yield environment, as asset classes other than US Treasuries have experienced tightening spreads, the result of investors reaching for yield in a low interest rate environment. We have modestly increased our investment in high yield securities to reduce the impact of this low rate environment.
Net realized investment gains were $5.9 million for the six months ended June 30, 2010 compared to a loss of $0.2 million in the same period last year. Credit related OTTI losses in the three and six months ended June 30, 2010 of $0.3 million and $3.3 million respectively were considerably lower than the $4.1 million and $7.4 million, respectively, which were recorded for the comparable periods of 2009.
Loss and loss adjustment expenses. The net loss ratio increased by 6.4 points from 52.2% to 58.6% for the second quarter of 2010 primarily as a result of a reserve strengthening of $2.3 million in the Specialty segment for losses on prior periods, a change in business mix including specialty programs acquired from CastlePoint and SUA during 2009 as well as generally higher loss ratios in commercial lines due to continued intense price competition. For the six months ended June 30, 2010 the loss ratio increased 8.0 points also due to changing business mix and price competition previously discussed as well as the impact of losses from the Northeast U.S. Storm occurring during March 13 to March 15, 2010 which was partially offset during the second quarter by lower property losses. The amortization of the reserves risk premium, which was established in connection with the acquisitions completed in 2009, reduced consolidated losses by $2.4 million or approximately 0.4 points in loss ratio for the six months ended June 30, 2009.

Operating expenses. Operating expenses were $206.6 million for the six months ended June 30, 2010, an increase of 30.7% from the same period in 2009, primarily as a result of the aforementioned acquisitions.
Acquisition-related transaction costs. Acquisition-related transaction costs for the three and six months ended June 30, 2010 were $0.4 million and $1.3 million, respectively, and relate to the acquisition of the Personal Lines Division of OneBeacon. In the comparable periods of the prior year, we recorded acquisition related transaction costs of zero and $11.3 million, respectively, primarily related to the CastlePoint acquisition.
Interest expense. Interest expense increased by $0.6 million and $1.7 million, respectively, for the three and six months ended June 30, 2010 compared to the same periods in 2009. Interest expense increased mainly due to interest expense on subordinated debentures which were assumed as a result of the merger with CastlePoint, and to a much lesser extent, interest of $0.1 million on the $56 million draw-down on the line of credit on May 24, 2010.
Other income (expense). Other expense for the six months ended 2009 included a gain of $7.4 million on the revaluation of the shares owned in CastlePoint at the time of the acquisition. As a result of the acquisition of CastlePoint, we recorded equity in CastlePoint’s net loss of $0.8 million for the period of January 1, 2009 through February 5, 2009. We did not record any other income (expense) items in the second quarter of 2010.
Income tax expense. Income tax expense decreased, as the effective income tax rate (including state and local taxes) was 32.4% for the six months ended June 30, 2010, compared to 34.3% for the same period in 2009.
The decrease in the effective tax rate for the six months ended June 30, 2010 was primarily related to an increase in our tax exempt municipal investments, and, to a lesser extent, lower state and local income taxes which resulted from the decline in pre-tax earnings in the Insurance Services segment.
Net income and return on average equity. Net income and annualized return on average equity were $28.3 million and 11.4% for the three months ended June 30, 2010 compared to $30.6 million and 15.0% for the same period in 2009. The decline in the net income and annualized return on equity in 2010 is primarily due to the increased loss and LAE described above.
Net income and annualized return on average equity were $45.7 million and 9.2% for the six months ended June 30, 2010 compared to $48.6 million and 18.6% for the same period in 2009. The decline in the annualized return on equity in 2010 is primarily due to the reduced earnings resulting from the $17.5 million pre-tax charge for the Northeast U.S. Storm occurring during March 13 to March 15, 2010.

Brokerage Insurance Segment Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2010	2009	Change	Percent	2010	2009	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$223.7	$227.5	$(3.8)	-1.7%	$460.9	$417.5	$43.4	10.4%
Less: ceded premiums earned	(40.3)	(31.6)	(8.7)	27.5%	(88.1)	(75.8)	(12.3)	16.2%

Net premiums earned	183.4	195.9	(12.5)	-6.4%	372.8	341.7	31.1	9.1%
Ceding commission revenue	7.4	6.0	1.4	23.1%	15.8	19.1	(3.3)	-17.4%
Policy billing fees	1.0	0.7	0.3	42.3%	1.8	1.2	0.6	43.4%

Total revenue	191.8	202.6	(10.8)	-5.4%	390.4	362.0	28.4	7.8%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	130.6	111.4	19.2	17.2%	271.6	225.1	46.5	20.7%
Less: ceded loss and loss adjustment expenses	(32.6)	(9.3)	(23.3)	251.8%	(54.6)	(46.6)	(8.0)	16.9%

Net loss and loss adjustment expenses	98.0	102.1	(4.1)	-4.1%	217.0	178.5	38.5	21.7%
Underwriting expenses
Direct commission expenses	36.7	45.9	(9.2)	-19.9%	77.4	84.0	(6.6)	-7.9%
Other underwriting expenses	35.9	26.1	9.8	37.5%	71.3	49.4	21.9	44.2%

Total underwriting expenses	72.6	72.0	0.6	0.9%	148.7	133.4	15.3	11.4%

Underwriting profit	$21.2	$28.5	$(7.3)	-25.7%	$24.7	$50.1	$(25.4)	-50.7%

Key Measures
Premiums written
Gross premiums written	$251.1	$229.4	$21.7	9.5%	$463.9	$400.3	$63.6	15.9%
Less: ceded premiums written	(33.1)	(15.4)	(17.7)	114.7%	(63.8)	(28.1)	(35.7)	127.0%

Net premiums written	$218.0	$214.0	$4.0	1.9%	$400.1	$372.2	$27.9	7.5%

Ceded premiums as a percent of gross premiums
Written	13.2%	6.7%			13.8%	7.0%
Earned	18.0%	13.9%			19.1%	18.2%
Calendar Year Loss Ratios
Gross	58.4%	49.0%			58.9%	53.9%
Net	53.5%	52.2%			58.2%	52.2%
Accident Year Loss Ratios
Gross	55.5%	52.1%			57.2%	53.3%
Net	53.6%	51.3%			58.3%	53.7%
Underwriting Expense Ratios
Gross	32.0%	31.3%			31.9%	31.7%
Net	35.0%	33.3%			35.2%	33.1%
Combined Ratios
Gross	90.4%	80.3%			90.8%	85.6%
Net	88.5%	85.5%			93.4%	85.3%

Brokerage Insurance Segment Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009
Gross premiums. Brokerage Insurance gross premium written increased by $21.7 million and $63.6 million for the three months and six months ended June 30, 2010, respectively, compared to the same periods last year. The acquisition of SUA accounted for $9.8 million and $17.8 million of this growth for the three and six months ended June 30, 2010.
Renewal retention, particularly for small policies, offset a challenging market environment for new business. Brokerage renewal retention rate was 86% for the three months ended June 30, 2010. Personal lines and commercial lines renewal retention rates were 91% and 81%, respectively, for the three months ended June 30, 2010. Premiums on renewed brokerage business increased

3.4% and 0.1%, respectively, in personal and commercial lines, resulting in an overall price increase on renewal business of 1.3% for the three months ended June 30, 2010. Excluding SUA, policies in-force for our brokerage business increased by 11.2% as of June 30, 2010 compared to June 30, 2009.
Ceded premiums. Ceded premiums written and earned were $33.1 million and $40.3 million, respectively, for the three months ended June 30, 2010 and were $63.8 million and $88.1 million, respectively, for the six months ended June 30, 2010. The increase in ceded premiums written and earned for the three months ended June 30, 2010 compared to the same period of 2009 was a result of our decision to cede all of our brokerage liability premiums on an in-force new and renewal basis, effective October 1, 2009. In the first six months of 2009 we did not cede any premiums written to our quota share reinsurers, which included CPRe prior to the acquisition on February 5, 2009.
Catastrophe reinsurance ceded premiums were $6.3 million and $15.6 for the three and six months ended June 30, 2010 compared to $6.9 and $12.6 million for the same period in 2009. The decrease in catastrophe costs for the three months June 30, 2010 resulted from adjustment in the premiums subject to catastrophe exposure.
Net premiums. The change in net premiums written and earned increased in line with increases in gross premiums that were driven primarily by the acquisitions of Hermitage and SUA and the aforementioned increase in ceded premiums.
Ceding commission revenue. Ceding commission revenue increased for the three months ended June 30, 2010 by $1.4 million compared to the same period in 2009. Although the ceded premium earned increased for the three months ended June 30, 2010 compared to the same period last year, the ceding commission rate was lower in 2010 and therefore the impact of the two offset each other. The increase resulted from ceding commission revenue reduction by approximately $0.9 million for the three months ended June 30, 2010 as a result of increases in ceded loss ratios on prior year’s quota share treaties, compared to reduction of $2.2 for the three month period in 2009.
Ceding commission revenue decreased for the six months ended June 30, 2010 by $3.3 million compared to the same period in 2009. The decrease in the six months ended June 30, 2010 resulted from the first quarter of 2009 including ceding commission revenue earned from CastlePoint Reinsurance prior to the acquisition. Ceding commission revenue also decreased by approximately $1.4 million for the six months ended June 30, 2010 as a result of increases in ceded loss ratios on prior year’s quota share treaties, compared to $2.2 for the same period in 2009.
Loss and loss adjustment expenses and loss ratio. The net loss ratio increased by 1.3 percentage points for the three months ended June 30, 2010 as compared to the same period in 2009 and by 6.0 points for the six months ended June 30, 2010 as compared to the same period in 2009. The increase in the net loss ratio for the three months is largely due to more competitive market conditions. The increase in the net loss ratio for the six months is due to this market impact and also to the impact of the winter storms in March 2010 added approximately 4.8 points to the six months loss ratio
Underwriting expenses and underwriting expense ratio. Underwriting expenses include direct commissions and other underwriting expenses. The increase in underwriting expenses was due to the increase in gross premiums earned, which was primarily due to the SUA, CastlePoint and Hermitage acquisitions. The gross underwriting expense ratio was 32.0% and 31.9% for the three and six months ended June 30, 2010 as compared to 31.3% and 31.7% for the same periods last year. The net expense ratio was 35.0% and 35.2% for the three and six months ended June 30, 2010 as compared to 33.3% and 33.1% for the same periods last year. The increase is due to an increase in catastrophe premiums which reduced the net premium earned, as well as reduced ceding commission revenue.
The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 16.4% and 16.8% for the three and six months ended June 30, 2010 compared to 20.2% and 20.1% for the same periods last year. The decrease in commission rate resulted from significantly higher amortization costs in 2009 for the value of business acquired (“VOBA”) of CastlePoint.
The other underwriting expense (“OUE”) ratio, which includes boards, bureaus and taxes (“BB&T”), was 15.6% and 15.1% for the three and six months ended June 30, 2010 compared to 11.2% and 11.5% for the same periods in 2009. Our investment in technology and overall integration efforts have increased given the previously mentioned acquisitions over the past eighteen months. BB&T costs increased in 2010 and represented 4.5 percentage points of the 15.1% gross OUE ratio through June of 2010. BB&T included $4.1 million of New York State workers’ compensation assessments that exceeded amounts that we were originally permitted to assess policyholders based on statutorily enacted rates compared to $0 in the prior year. The remaining increase was primarily due to increased costs to operate the New York Insurance Department which are passed on to insurers writing premiums in the state.
Underwriting profit and combined ratio. The net combined ratios were 88.5% and 93.4% for the three and six months ended June 30, 2010, respectively, and 85.5% and 85.3% for the three and six months ended June 30, 2009, respectively. The increase in the combined ratio for the six months resulted from an increase in the net loss ratio due to catastrophe losses, softer market conditions and increases in the net expense ratios due primarily to the increase in workers’ compensation assessments, lower ceding commission revenue and increased catastrophe costs as described above.

Specialty Business Segment Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2010	2009	Change	Percent	2010	2009	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$97.2	$40.1	$57.1	142.6%	$181.8	$66.2	$115.6	174.6%
Less: ceded premiums earned	(7.7)	(6.6)	(1.1)	16.7%	(13.7)	(10.3)	(3.4)	32.1%

Net premiums earned	89.5	33.5	56.0	167.4%	168.1	55.9	112.2	200.9%
Ceding commission revenue	1.1	1.2	(0.1)	-7.3%	2.9	1.6	1.3	73.6%

Total	90.6	34.7	55.9	161.4%	171.0	57.5	113.5	197.3%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	59.9	23.5	36.4	154.4%	115.7	39.4	76.3	193.3%
Less: ceded loss and loss adjustment expenses	1.9	(5.9)	7.8	-132.3%	(3.6)	(7.7)	4.1	-55.1%

Net loss and loss adjustment expenses	61.8	17.6	44.2	251.1%	112.1	31.7	80.4	253.6%
Underwriting expenses
Direct commission expense	21.8	7.5	14.3	191.3%	39.1	14.2	24.9	173.6%
Other underwriting expenses	8.9	2.9	6.0	206.5%	16.7	4.2	12.5	301.4%

Total underwriting expenses	30.7	10.4	20.3	195.6%	55.8	18.4	37.4	202.4%

Underwriting profit	$(1.9)	6.7	(8.6)	-128.4%	3.1	$7.4	$(4.3)	-58.1%

Key Measures
Premiums written
Gross premiums written	$80.7	$31.3	$49.4	157.7%	$151.0	$60.4	$90.6	150.1%
Less: ceded premiums written	(6.1)	(9.5)	3.4	-35.8%	(11.4)	(10.5)	(0.9)	8.5%

Net premiums written	$74.6	$21.8	$52.8	242.2%	$139.6	$49.9	$89.7	180.0%

Ceded premiums as a percent of gross premiums
Written	7.6%	30.4%			7.5%	17.4%
Earned	7.9%	16.5%			7.5%	15.6%
Calendar Year Loss Ratios
Gross	61.6%	58.7%			63.6%	59.5%
Net	69.0%	52.5%			66.7%	56.8%
Accident Year Loss Ratios
Gross	58.2%	61.0%			61.8%	60.9%
Net	66.3%	55.8%			65.3%	58.7%
Underwriting Expense Ratios
Gross	31.6%	26.0%			30.7%	27.8%
Net	33.1%	27.5%			31.4%	30.0%
Combined Ratios
Gross	93.2%	84.7%			94.3%	87.3%
Net	102.1%	80.0%			98.1%	86.8%

Specialty Business Segment Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009
Gross premiums. Specialty Business gross written premiums increased for the three and six months ended June 30, 2010 by $49.4 million and $90.6 compared to the same periods in 2009. The acquisition of SUA accounted for $21.7 million of this increase for the three months ended June 30, 2010 and the remaining $27.7 million increase was attributable to growth in our program business.
The increase in gross premiums earned for the three and six months ended June 30, 2010 mirrors the growth in written premiums. The SUA acquisition added $33.8 million and $68.8 million of gross premiums earned for the three and six months ended June 30, 2010, respectively.

Ceded premiums. Ceded premiums written decreased by $3.4 million for the three months ended June 30, 2010 as compared to the same period of the prior year as a result of the cancellation of a program which started in the second quarter of 2009. In connection with certain specific programs, we cede reinsurance on a quota share or excess of loss basis to reduce our risk, including quota share reinsurance to insurance companies affiliated with the program underwriting agency handling such program business, which we term “risk sharing.” Ceded premiums as a percentage of gross premiums written decreased in 2010 because of a decrease in risk sharing.
Net premiums. Net premiums written increased from $49.9 million to $139.6 million for the six months ended June 30, 2010, as compared to the same period of the prior year. The acquisition of SUA accounted for $41.2 million of this increase for the six months ended June 30, 2010, and the remaining $48.5 million increase is attributable to the growth in our program business described above.
Ceding commission revenue. Ceding commission revenue remained flat for the three months and increased slightly for the six months ended June 30, 2010 compared to the same periods in 2009.
Loss and loss adjustment expenses. The net loss ratio increased by 16.5 percentage points for the three months ended June 30, 2010 as compared to the same period in 2009 and by 9.9 points for the six months ended June 30, 2010 as compared to the same period in 2009. For both the three and six month periods the change in loss ratio reflects significantly different business mix due to the acquisition of SUA in 2009 and the fact that the acquired companies programs generally have higher loss ratios offset by lower commission costs. Also, in the second quarter, ended period we strengthened reserves for prior periods by $2.3 million (2.6 loss ratio points), primarily due to adverse experience on two specialty programs that we terminated and put into runoff in the period.
The net loss ratio increased 1.0 point from the prior year period due to the inclusion of SUA business which was acquired in the fourth quarter of 2009. The prior year period includes Tower’s participation on CastlePoint specialty business as well as a partial period reflecting Tower’s ownership of CastlePoint after February 5, 2009.
The gross loss ratio increased by 2.9 points from the second quarter of 2009, primarily due to the acquisition of SUA, where the book of business has traditionally had higher loss ratio experience than Tower’s historical specialty business.
Underwriting expenses and underwriting expense ratio. The increase in underwriting expenses is due to the increase in gross premiums earned, which was primarily due to the SUA acquisition and to a lesser extent the CastlePoint acquisition. The gross underwriting expense ratio was 31.6% and 30.7% for the three and six months ended June 30, 2010 as compared to 26.0% and 27.8% for the same periods last year.
The commission portion of the gross underwriting expense ratio was 22.4% and 21.5% for the three and six months ended June 30, 2010 compared to 18.7% and 21.6% for the same periods last year. The other underwriting expense (“OUE”) ratio, which includes boards, bureaus and taxes (“BB&T”), was 9.2% for both the three and six months ended June 30, 2010 compared to 7.3% and 6.2% for the same periods last year. The increase in the expense ratio resulted from absorbing the SUA staff costs.
The net underwriting expense ratio was 33.1% and 31.4% for the three and six months ended June 30, 2010 as compared to 27.5% and 30.0% for the comparable periods in 2009. These changes result from changes in commission and other underwriting expenses described above.
Underwriting profit and combined ratio. The decrease in underwriting profit for the three months and six months ended June 30, 2010 primarily resulted from the increase in the net loss ratio. Changes in combined ratio reflect the changes in the loss ratio and the expense ratio for reasons described above.

Insurance Services Segment Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2010	2009	Change	Percent	2010	2009	Change	Percent

Revenue
Direct commission revenue from managing general agency	$(0.4)	$(0.8)	$0.4	-53.0%	$(0.4)	$2.3	$(2.7)	-119.2%
Claims administration revenue	0.1	0.1	—	-14.0%	0.3	0.9	(0.6)	-70.4%
Other administration revenue	0.1	0.2	(0.1)	-68.3%	0.1	0.4	(0.3)	-58.7%
Reinsurance intermediary fees	0.5	0.2	0.3	117.4%	0.8	0.3	0.5	158.9%
Policy billing fees	—	0.1	(0.1)	-98.3%	—	0.1	(0.1)	-98.7%

Total revenue	0.3	(0.2)	0.5	-116.3%	0.8	4.0	(3.2)	-188.0%

Expenses
Direct commission expenses paid to producers	0.1	0.1	—	11.2%	0.3	1.6	(1.3)	-83.9%
Other insurance services expenses	0.4	0.2	0.2	53.0%	0.5	1.0	(0.5)	-49.6%
Claims expense reimbursement to TICNY	—	0.1	(0.1)	-97.1%	—	1.0	(1.0)	-99.2%

Total expenses	0.5	0.4	0.1	-32.8%	0.8	3.6	(2.8)	-232.7%

Insurance services pre-tax income	$(0.2)	$(0.6)	$0.4	-83.5%	$—	$0.4	$(0.4)	44.7%

Premiums produced by TRM on behalf of issuing companies	$(0.8)	$0.5	$(1.3)	-271.4%	$—	$11.2	$(11.2)	-100.0%

Insurance Services Segment Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009
Total revenue and expenses. The decrease in total revenue and expenses for the six months ended June 30, 2010 compared to the same period in the prior year was primarily due to the acquisition of CastlePoint in 2009 at which time TRM ceased producing business for CPIC resulting in decreased commission-related revenues and expenses.
With the completion of the acquisition of the Personal Lines Division of OneBeacon, we expect to reflect fee income and related expenses in this segment from managing the reciprocal insurance companies in 2010.

Investments
Portfolio Summary
The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of June 30, 2010 and December 31, 2009:

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
($ in thousands)	Cost	Gains	Months	Months	Value	Value

June 30, 2010
U.S. Treasury securities	$53,217	$1,206	$—	$—	$54,423	3.2%
U.S. Agency securities	30,591	1,134	—	(114)	31,611	1.8%
Municipal bonds	488,992	23,717	(213)	(344)	512,152	29.8%
Corporate and other bonds	582,769	33,107	(1,729)	(968)	613,179	35.6%
Commercial, residential and asset-backed securities	439,349	39,955	(361)	(4,581)	474,362	27.5%

Total fixed-maturity securities	1,594,918	99,119	(2,303)	(6,007)	1,685,727	97.9%

Equity securities	37,105	1,134	(789)	(625)	36,825	2.1%

Total	$1,632,023	$100,253	$(3,092)	$(6,632)	$1,722,552	100.0%

December 31, 2009
U.S. Treasury securities	$73,281	$235	$(225)	$—	$73,291	3.9%
U.S. Agency securities	40,063	134	(214)	—	39,983	2.1%
Municipal bonds	508,204	18,241	(587)	(143)	525,715	27.7%
Corporate and other bonds	589,973	27,934	(1,054)	(1,732)	615,121	32.4%
Commercial, residential and asset-backed securities	517,596	25,834	(1,691)	(12,253)	529,486	27.9%

Total fixed-maturity securities	1,729,117	72,378	(3,771)	(14,128)	1,783,596	94.0%
Equity securities	78,051	997	(1,591)	(724)	76,733	4.1%
Short-term investments	36,500	—	—	—	36,500	1.9%

Total	$1,843,668	$73,375	$(5,362)	$(14,852)	$1,896,829	100.0%

Credit Rating of Fixed-Maturity Securities
The average credit rating of our fixed-maturity securities, using ratings assigned to securities by Standard & Poor’s, was AA- at June 30, 2010 and December 31, 2009. The following table shows the ratings distribution of our fixed-maturity portfolio:

	June 30, 2010		December 31, 2009
		Percentage		Percentage
		of Fair		of Fair
($ in thousands)	Fair Value	Value	Fair Value	Value

Rating
U.S. Treasury securities	$54,423	3.2%	$73,291	4.1%
AAA	521,482	30.9%	597,932	33.5%
AA	376,646	22.3%	377,283	21.2%
A	437,096	26.0%	400,639	22.5%
BBB	134,272	8.0%	165,173	9.2%
Below BBB	161,808	9.6%	169,278	9.5%

Total	$1,685,727	100.0%	$1,783,596	100.0%

Fixed-Maturity Investments with Third Party Guarantees
At June 30, 2010, $204.9 million of our municipal bonds, at fair value, were guaranteed by third parties from a total of $1.7 billion, at fair value, of all fixed-maturity securities held by us. The amount of securities guaranteed by third parties along with the credit rating with and without the guarantee is as follows:

	With	Without
($ in thousands)	Guarantee	Guarantee

AAA	$3,918	$2,035
AA	168,632	148,758
A	31,341	42,614
BBB	—	2,631
BB	964	964
No underlying rating	—	7,853

Total	$204,855	$204,855

The securities guaranteed, by guarantor, are as follows:

	Guaranteed	Percent
($ in thousands)	Amount	of Total

National Public Finance Guarantee Corp.	$89,208	43.5%
Assured Guaranty Municipal Corp.	52,889	25.8%
Ambac Financial Corp.	33,824	16.5%
Berkshire Hathaway Assurance Corp.	5,888	2.9%
FGIC Corp.	5,446	2.7%
Others	17,600	8.6%

Total	$204,855	100.0%

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
As of June 30, 2010, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.
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
In certain instances, we deemed it necessary to utilize Level 3 pricing over prices available through pricing services used throughout 2009 and 2010. In the periods of market dislocation, the ability to observe stable prices and inputs may be reduced for many instruments as currently is the case for certain non-agency residential, commercial mortgage-backed securities and asset-backed securities.
A number of our Level 3 investments have also been written down as a result of our impairment analysis. At June 30, 2010, there were 46 securities that were priced in Level 3 with a fair value of $9.0 million and an unrealized gain of $1.8 million.
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
Refer to Note 5 to the Consolidated Financial Statements for a description of the valuation methodology utilized to value Level 3 assets, how the valuation methodology is validated and an analysis of the change in fair value of Level 3 assets. As of June 30, 2010, the fair value of Level 3 assets as a percentage of our total assets carried at fair value was as follows:

			Level 3 Assets
	Assets Carried at		as a Percentage of
	Fair Value at	Fair Value of	Total Assets Carried
($ in thousands)	June 30, 2010	Level 3 Assets	at Fair Value

Fixed-maturity investments	$1,685,727	$9,000	0.5%
Equity investments	36,825	—

Total investments available for sale	1,722,552	9,000	0.5%
Cash and cash equivalents	348,451	—

Total	$2,071,003	$9,000	0.4%

Unrealized Losses
In the second quarter of 2010, the rally in the CMBS and RMBS securities continued, somewhat offset by downward pressure on corporate bonds, particularly financials and industrials. Over the last six months, there has been a notable return of investor risk appetite. As a result, spread sectors have continued to benefit from further improvement in economic data as investors seek out higher yielding investments. CMBS was the strongest performing sector in the six months ended June 30, 2010.
Changes in interest rates directly impact the fair value of our fixed maturity portfolio. We regularly review both our fixed-maturity and equity portfolios to evaluate the necessity of recording impairment losses for other-than temporary declines in the fair value of investments.
The following table presents information regarding our invested assets that were in an unrealized loss position at June 30, 2010 and December 31, 2009 by amount of time in a continuous unrealized loss position:

	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Aggregate	Unrealized
($ in thousands)	No.	Value	Losses	No.	Value	Losses	No.	Fair Value	Losses

June 30, 2010
U.S. Agency securities	—	$—	$—	5	$12	$(114)	5	$12	$(114)
Municipal bonds	17	14,953	(213)	5	4,387	(344)	22	19,340	(557)
Corporate and other bonds
Finance	39	21,597	(882)	13	8,502	(565)	52	30,099	(1,447)
Industrial	199	30,784	(843)	43	10,979	(353)	242	41,763	(1,196)
Utilities	4	726	(4)	6	1,914	(50)	10	2,640	(54)
Commercial mortgage- backed securities	5	307	(71)	13	8,742	(2,241)	18	9,049	(2,312)
Residential mortgage- backed securities
Agency backed	14	13,062	(162)	—	—	—	14	13,062	(162)
Non-agency backed	10	2,823	(120)	21	11,414	(1,808)	31	14,237	(1,928)
Asset-backed securities	5	388	(8)	9	1,986	(532)	14	2,374	(540)

Total fixed-maturity securities	293	84,640	(2,303)	115	47,936	(6,007)	408	132,576	(8,310)
Preferred stocks	31	17,311	(789)	6	4,926	(625)	37	22,237	(1,414)

Total	324	$101,951	$(3,092)	121	$52,862	$(6,632)	445	$154,813	$(9,724)

December 31, 2009
U.S. Treasury securities	24	$43,421	$(225)	—	$—	$—	24	$43,421	$(225)
U.S. Agency securities	21	27,652	(214)	—	—	—	21	27,652	(214)
Municipal bonds Corporate and other bonds	42	50,526	(587)	5	2,569	(143)	47	53,095	(730)
Finance	32	28,342	(291)	20	14,906	(1,099)	52	43,248	(1,390)
Industrial	104	69,475	(726)	25	14,563	(608)	129	84,038	(1,334)
Utilities	6	3,575	(37)	2	625	(25)	8	4,200	(62)
Commercial mortgage- backed securities	20	25,810	(598)	27	22,904	(8,138)	47	48,714	(8,736)
Residential mortgage- backed securities
Agency backed	43	79,005	(963)	—	—	—	43	79,005	(963)
Non-agency backed	4	1,081	(14)	37	19,672	(2,910)	41	20,753	(2,924)
Asset-backed securities	5	334	(116)	11	2,962	(1,205)	16	3,296	(1,321)

Total fixed-maturity securities	301	329,221	(3,771)	127	78,201	(14,128)	428	407,422	(17,899)
Preferred stocks	87	59,243	(1,441)	6	4,827	(724)	93	64,070	(2,165)
Common stocks	4	31	(150)	—	—	—	4	31	(150)

Total	392	$388,495	$(5,362)	133	$83,028	$(14,852)	525	$471,523	$(20,214)

At June 30, 2010, the unrealized losses for fixed-maturity securities were primarily in our investments in commercial mortgage-backed securities, corporate and other bonds and non-agency mortgage-backed securities.
The following table shows the number of securities, fair value, unrealized loss amount and percentage below amortized cost and the ratio of fair value by security rating as of June 30, 2010:

			Unrealized Loss
				Percent of	Fair Value by Security Rating
		Fair		Amortized					BB or
($ in thousands)	Count	Value	Amount	Cost	AAA	AA	A	BBB	Lower

U.S. Agency securities	5	$12	$(114)	-90%	0%	0%	0%	0%	100%
Municipal bonds	22	19,340	(557)	-3%	21%	22%	48%	3%	6%
Corporate and other bonds	304	74,502	(2,697)	-3%	0%	5%	19%	15%	61%
Commercial mortgage- backed securities	18	9,049	(2,312)	-20%	10%	13%	0%	21%	56%
Residential mortgage-backed securities	45	27,299	(2,090)	-7%	60%	3%	18%	6%	13%
Asset-backed securities	14	2,374	(540)	-19%	21%	10%	18%	0%	51%
Equities	37	22,237	(1,414)	-6%	0%	0%	76%	2%	22%

See Note 4—“Investments” in our unaudited financial statements for further information about impairment testing and other-than-temporary impairments.

Liquidity and Capital Resources
Cash Flows
The primary sources of cash flow in our Insurance Subsidiaries are gross premiums collected, ceding commissions from our quota share reinsurers, loss payments by our reinsurers, investment income and proceeds from the sale or maturity of investments. Funds are used by the Insurance Subsidiaries for loss payments and loss adjustment expenses. The Insurance Subsidiaries also use funds for ceded premium payments to reinsurers, which are paid on a net basis after subtracting losses paid on reinsured claims and reinsurance commissions on our net business, commissions to producers, salaries and other underwriting expenses as well as to purchase investments, fixed assets and to pay dividends to Tower. TRM’s primary sources of cash are commissions and fees collected.
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
Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Six Months Ended
	June 30,
($ in thousands)	2010	2009

Cash provided by (used in):
Operating activities	$59,221	$82,956
Investing activities	122,630	(61,927)
Financing activities	1,718	(4,757)

Net increase in cash and cash equivalents	183,569	16,272
Cash and cash equivalents, beginning of year	164,882	136,523

Cash and cash equivalents, end of period	$348,451	$152,795

The overall cash balance at June 30, 2010 includes $167 million of cash the Company deposited in an escrow account to facilitate the close of the acquisition of the Personal Lines Division of OneBeacon on July 1, 2010. For the six months ended June 30, 2010, net cash provided by operating activities was $59.2 million and $83.0 million for the same period in 2009. The decrease in cash flow for the six months ended June 30, 2010 primarily resulted from increased claims payments.
Net cash flows provided by investing activities were $122.6 million for the six months ended June 30, 2010 compared to $61.9 million used for the six months ended June 30, 2009. The six months ended June 30, 2009 included net cash acquired of $200.1 million with the acquisitions of CastlePoint and Hermitage. The remaining cash flows in both years primarily related to purchases and sales of fixed-maturity securities and preferred stock.
The net cash flows provided by financing activities for the six months ended June 30, 2010 include the repurchase of common stock for $47.2 million and borrowings of $56.0 million under our bank credit facility. In addition, we paid dividends of $6.1 million and $4.8 million for the six months ended June 30, 2010 and 2009, respectively.
Our insurance companies are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. As of June 30, 2010, the maximum amount of distributions that our insurance companies could pay to us without approval of their domiciliary Insurance Departments was approximately $64.5 million.
Cash flow needs at the holding company level are primarily for dividends to our stockholders and interest payments on our outstanding debt.
On May 14, 2010, the Company entered into a $125.0 million credit facility agreement. The facility was organized by J.P. Morgan Securities Inc. and Banc of America Securities LLC as Joint Lead Book Runners and Joint Book Managers, and with Bank of America, N.A., as Administrative Agent, Fronting Bank and L/C Administrator and a syndicate of lenders. The credit facility is a revolving credit facility with a letter of credit sublimit of $25.0 million. The credit facility will be used for general corporate purposes.
The Company may request that the facility be increased by an amount not to exceed $50.0 million. The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements to maintain certain consolidated net worth, debt to capitalization ratios, minimum risk-based capital and minimum statutory surplus. The credit facility also provides for customary events of default, including failure to pay principal when due, failure to pay interest or fees within three days after becoming due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its material subsidiaries, the occurrence of certain material judgments, or a change in control of the Company, and upon an event of default the administrative agent (subject to the consent of the requisite percentage of the lenders) may immediately terminate the obligations to make loans and to issue letters of credit, declare the Company’s obligations under the credit facility to become immediately due and payable, and require the Company to deposit in a collateral account cash collateral with a value equal to the then outstanding amount of the aggregate face amount of any outstanding letters of credit. The credit facility expires on May 14, 2013.
Fees payable by the Company under the credit facility include a fee on the daily unused portion of each letter of credit, a letter of credit fronting fee with respect to each fronted letter of credit and a commitment fee. Fees incurred for the three months ended 2010 were $64,290.
As of June 30, 2010, the Company had drawn down $56.0 million under this credit facility, bearing an average interest rate of 3.3%. Interest expense was $0.1 million for the three months ended 2010.
We believe that the cash flow generated by the operating activities of our subsidiaries, combined with other available capital sources, will provide sufficient funds for us to meet our liquidity needs over the next twelve months. Beyond the next twelve months, cash flow available to us may be influenced by a variety of factors, including general economic conditions and conditions in the insurance and reinsurance markets, as well as fluctuations from year to year in claims experience.
Our capital resources consist of funds deployed or available to be deployed to support our business operations. At June 30, 2010 and December 31, 2009, our capital resources were as follows:

	June 30,	December 31,
($ in thousands)	2010	2009

Outstanding under credit facility	$56,000	$—
Subordinated debentures	235,058	235,058
Stockholders’ equity	1,069,903	1,050,501

Total capitalization	$1,360,961	$1,285,559

Ratio of debt to total capitalization	21.4%	18.3%

We monitor our capital adequacy to support our business on a regular basis. The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by A.M. Best, at a level considered necessary by management to enable our Insurance Subsidiaries to compete, and (2) sufficient capital to enable our Insurance Subsidiaries to meet the capital adequacy tests performed by statutory agencies in the United States and Bermuda.
As part of our capital management program, we may seek to raise additional capital or may seek to return capital to our stockholders through share repurchases, cash dividends or other methods (or a combination of such methods). Any such determination will be at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions, rating agency requirements, credit facility limitations and such other factors as our board of directors deems relevant.
As part of Tower’s capital management strategy, the Board of Directors approved a $100.0 million share repurchase program on February 26, 2010. Purchases are permitted from time to time at prevailing prices in open market or privately negotiated transactions. The share repurchase program has no expiration date. The timing and amount of purchases under the program depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. During the first quarter of 2010, 0.4 million shares of common stock were purchased for an aggregate consideration of $7.4 million. During the second quarter of 2010, 1.8 million shares of common stock were purchased for an aggregate consideration of $39.8 million.
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
Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities, although conditions affecting particular asset classes (such as conditions in the commercial and housing markets that affect commercial and residential mortgage-backed securities) can also be significant sources of market risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed-maturity securities as of June 30, 2010 was $1.7 billion.
For fixed-maturity securities, short-term liquidity needs and potential liquidity needs for our business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates as discussed more fully below under sensitivity analysis.
As of June 30, 2010, we had a total of $115.8 million of outstanding floating rate debt, of which $59.8 million is outstanding subordinated debentures underlying our trust preferred securities issued by our wholly owned statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase, as more fully discussed below under sensitivity analysis.
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
For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of June 30, 2010.
The following table summarizes the estimated change in fair value on our fixed-maturity portfolio including preferred stocks and short-term investments based on specific changes in interest rates as of June 30, 2010:

	Estimated	Estimated
	Increase	Percentage
	(Decrease)	Increase
	in Fair Value	(Decrease)
Change in interest rate	(in thousands)	in Fair Value

300 basis point rise	$(213,678)	-12.6%
200 basis point rise	(149,126)	-8.8%
100 basis point rise	(81,642)	-4.8%
As of June 30, 2010	—	0.0%
100 basis point decline	80,281	4.7%
The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $81.6 million or (4.8%) based on a 100 basis point increase in interest rates as of June 30, 2010. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed-maturity investments.
Interest expense would also be affected by a hypothetical change in interest rates. As of June 30, 2010 we had $115.8 million of floating rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by $1.2 million, pre-tax, a 200 basis point increase would increase interest expense by $2.3 million, pre-tax, and a 300 basis point increase would increase interest expense by $3.5 million, pre-tax.
With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be an adjustment to amortization for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage-backed securities holdings had been purchased at significant discounts or premiums to par value. As of June 30, 2010, the par value of our residential mortgage-backed securities holdings was $274.9 million and the amortized cost of our residential mortgage-backed securities holdings was $264.0 million. This equates to an average price of 96.0% of par. Historically, few of our mortgage-backed securities were purchased at more than three points (below 97% and above 103%) from par, thus an adjustment in accordance with this GAAP guidance would not have a significant effect on investment income. However, since many of our non-investment grade mortgage-backed securities have been impaired as a result of adverse cash flows, the required adjustment to book yield can have a significant effect on our future investment income.
Furthermore, significant hypothetical changes in interest rates in either direction can affect principal redemptions, and therefore investment income, because of the residual mortgage securities in the portfolio. The residential mortgage-backed securities portion of the fixed-maturity securities portfolio totaled 16.3% as of June 30, 2010. Of this total, 90.5% was in agency pass through securities, which have the highest amount of prepayment risk from declining rates. The remainder of our mortgage-backed securities portfolio is invested in agency planned amortization class collateralized mortgage obligations, non-agency residential non-accelerating securities, and commercial mortgage-backed securities.
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
Changes in internal control over financial reporting
On November 13, 2009, we completed our acquisition of SUA. SUA has an existing program of internal controls over financial reporting in compliance with the Sarbanes Oxley Act of 2002. This program is being integrated into our Sarbanes Oxley program for internal controls over financial reporting, and extending our Section 404 compliance program to SUA’s operations. SUA accounted for 14.3% of assets and 17.0% of net income of the Company in 2010. On July 1, 2010, we completed the acquisition of the Personal Lines Division of OneBeacon Insurance Group, Ltd. (“OneBeacon”), as described in the subsequent events footnote. We plan to integrate OneBeacon’s operations, including internal controls over financial reporting, and extend our Section 404 compliance program to this business.
Part II — OTHER INFORMATION

Item 1.	Legal Proceedings
On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (“TICNY”), a wholly-owned subsidiary of Tower Group, Inc., in the United States District Court for the District of New Jersey seeking, inter alia, to recover approximately $6.1 million under various retrocessional contracts pursuant to which TICNY reinsures Munich. On June 22, 2009, TICNY filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover approximately $2.8 million under various reinsurance contracts pursuant to which Munich reinsures TICNY. (A separate action commenced by Munich against TICNY on June 17, 2009 in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access to TICNY’s books and records pertaining to various quota share agreements, to which TICNY filed its answer on July 7, 2009, was subsequently dismissed pursuant to the stipulation of the parties on March 17, 2010.) The parties are currently engaged in discovery and the Company is therefore unable to assess the likelihood of any particular outcome.
On May 12, 2010, Mirabilis Ventures, Inc. (“Mirabilis”) commenced an action against Specialty Underwriters’ Alliance Insurance Co. (“SUA”, now known as CastlePoint National Insurance Company (“CNIC”), a subsidiary of Tower Group, Inc.) and Universal Reinsurance Co., Ltd., an unrelated entity, in the United States District Court for the Middle District of Florida. CNIC has obtained an extension until August 1, 2010, to answer or otherwise plead to the Complaint. The Complaint is based upon a Worker’s Compensation/Employer’s Liability policy issued by SUA to AEM, Inc. (“AEM”), to whose legal rights Mirabilis is alleged to have succeeded as a result of the Chapter 11 bankruptcy of AEM. The Complaint, which includes claims against SUA for breach of contract and breach of the duty of good faith, alleges that SUA failed to properly audit AEM’s operations to determine AEM’s worker’s compensation exposure for two policy years, in order to compute the premium owed by AEM, such that SUA owes Mirabilis the principal sum of $3.4 million for one policy year and $0.6 million for the other policy year, plus interest and costs. On July 30, 2010, CNIC filed its answer in which it asserted nine separate counterclaims. The litigation is only in its preliminary stage and the Company is therefore unable to assess the likelihood of any particular outcome.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2010, the Company purchased 10,536 shares of its common stock from employees in connection with the vesting of restricted stock issued in connection with its 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.
The Board of Directors of Tower approved a $100 million share repurchase program on February 26, 2010. Purchases can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The share repurchase program has no expiration date. In the three months ended June 30, 2010, the Company purchased 1,847,591 shares of its common stock under this program.
The following table summarizes the Company’s stock repurchases for the three-month period ended June 30, 2010, and represents employees’ withholding tax obligations on the vesting of restricted stock and the share repurchase program:

	Total		Total Number of Shares	Approximate Dollar
	Number	Average	Purchased as Part of	Value of Shares that
	of Shares	Price Paid	Publically Announced	May Yet be Purchased
Period	Purchased (1)	per Share (2)	Plan or Program	Under Plan or Program

April 1 - 30, 2010	31,381	$21.97	22,278	$92,063,054
May 1 - 31, 2010	770,833	21.57	770,708	75,440,320
June 1 - 30, 2010	1,055,913	21.45	1,054,605	52,816,712

Total	1,858,127	$21.51	1,847,591

(1)	Includes 10,536 shares that were withheld to satisfy tax withholding amount due from employees upon the receipt of previously restricted shares.

(2)	Including commissions.

Item 6.	Exhibits

31.1	Chief Executive Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

32	Chief Executive Officer and Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

EX-101	INSTANCE DOCUMENT

EX-101	SCHEMA DOCUMENT

EX-101	CALCULATION LINKBASE DOCUMENT

EX-101	LABELS LINKBASE DOCUMENT

EX-101	PRESENTATION LINKBASE DOCUMENT

EX-101	DEFINITION LINKBASE DOCUMENT

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tower Group, Inc.

Registrant

Date: August 9, 2010	/s/ Michael H. Lee
Michael H. Lee
Chairman of the Board, President and Chief Executive Officer

Date: August 9, 2010	/s/ William E. Hitselberger
William E. Hitselberger
Senior Vice President, Chief Financial Officer