Form 10-Q
period 2010-09-30
Tower Group, Inc.
filed 2010-11-09
CIK 1289592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934
For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,525,941 shares of common stock, par value $0.01 per share, as of November 5, 2010.

Tower Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2010

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Tower Group, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
($ in thousands, except par value and share amounts)	2010	2009

Assets
Investments — Tower
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $2,058,448 and $1,729,117)	$2,189,524	$1,783,596
Equity securities (cost of $37,105 and $78,051)	40,480	76,733
Short-term investments (cost of $26,656 and $36,500)	26,902	36,500
Investments — Reciprocal Exchanges
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $306,832)	316,602	—

Total available-for-sale investments, at fair value	2,573,508	1,896,829
Cash and cash equivalents (includes $11,675 relating to Reciprocal Exchanges in 2010)	118,436	164,882
Investment income receivable (includes $833 relating to Reciprocal Exchanges in 2010)	26,264	20,240
Premiums receivable (includes $35,948 relating to Reciprocal Exchanges in 2010)	361,030	308,075
Reinsurance recoverable on paid losses (includes $7,245 relating to Reciprocal Exchanges in 2010)	27,084	14,819
Reinsurance recoverable on unpaid losses (includes $17,460 relating to Reciprocal Exchanges in 2010)	299,970	199,687
Prepaid reinsurance premiums (includes $17,284 relating to Reciprocal Exchanges in 2010)	90,510	94,818
Deferred acquisition costs, net (includes $19,185 relating to Reciprocal Exchanges in 2010)	230,775	170,652
Deferred income taxes	—	41,757
Intangible assets (includes $5,702 relating to Reciprocal Exchanges in 2010)	114,808	53,350
Goodwill	249,404	244,690
Other assets (includes $8,206 relating to Reciprocal Exchanges in 2010)	197,569	103,153

Total assets	$4,289,358	$3,312,952

Liabilities
Loss and loss adjustment expenses (includes $181,439 relating to Reciprocal Exchanges in 2010)	$1,632,361	$1,131,989
Unearned premium (includes $111,413 relating to Reciprocal Exchanges in 2010)	873,122	658,940
Reinsurance balances payable (includes $9,719 relating to Reciprocal Exchanges in 2010)	57,176	89,080
Funds held under reinsurance agreements	78,358	13,737
Other liabilities (includes $22,916 relating to Reciprocal Exchanges in 2010)	143,954	133,647
Deferred income taxes (includes $4,634 relating to Reciprocal Exchanges in 2010)	3,795	—
Debt	373,637	235,058

Total liabilities	3,162,403	2,262,451
Contingencies (Note 16)
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 45,592,109 and
45,092,321 shares issued, and 41,525,941 and 44,984,953 shares outstanding)	456	451
Treasury stock (4,066,168 and 107,368 shares)	(87,303)	(1,995)
Paid-in-capital	759,598	751,878
Accumulated other comprehensive income	87,560	34,554
Retained earnings	333,628	265,613

Tower Group, Inc. stockholders’ equity	1,093,939	1,050,501

Noncontrolling interests — Reciprocal Exchanges	33,016	-

Total stockholders’ equity	1,126,955	1,050,501

Total liabilities and stockholders’ equity	$4,289,358	$3,312,952

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

Revenues
Net premiums earned	$378,779	$223,978	$919,792	$621,519
Ceding commission revenue	10,916	6,933	29,557	27,674
Insurance services revenue	1,116	270	1,922	4,253
Policy billing fees	1,896	871	3,677	2,191
Net investment income	29,294	21,733	76,400	53,683
Net realized investment gains (losses)
Other-than-temporary impairments	(4,953)	(19,451)	(13,935)	(34,322)
Portion of loss recognized in other comprehensive income	4,400	7,761	10,120	15,278
Other net realized investment gains	2,270	14,245	11,438	21,369

Total net realized investment gains	1,717	2,555	7,623	2,325

Total revenues	423,718	256,340	1,038,971	711,645
Expenses
Loss and loss adjustment expenses	231,463	120,839	560,668	330,922
Direct and ceding commission expense	81,173	50,289	197,837	150,238
Other operating expenses	52,199	31,631	142,126	89,794
Acquisition-related transaction costs	148	1,987	1,398	13,335
Interest expense	6,192	5,055	16,287	13,497

Total expenses	371,175	209,801	918,316	597,786
Other income (expense)
Equity in loss of unconsolidated affiliate	—	—	—	(777)
Gain on investment in acquired unconsolidated affiliate	—	—	—	7,388
Other expense	—	—	(466)	—

Income before income taxes	52,543	46,539	120,189	120,470
Income tax expense	18,022	16,561	39,939	41,888

Net income	$34,521	$29,978	$80,250	$78,582
Less: Net income attributable to Reciprocal Exchanges	814	—	814	—

Net income attributable to Tower Group, Inc.	$33,707	$29,978	$79,436	$78,582

Net income	$34,521	$29,978	$80,250	$78,582
Gross unrealized investment holding gains arising during periods	55,667	67,113	98,941	115,672
Cumulative effect of adjustment resulting from adoption of new accounting guidance	—	—	—	(2,497)
Equity in net unrealized gains on investment in unconsolidated affiliate’s investment portfolio	—	—	—	3,124
Less: Reclassification adjustment for gains included in net income	(1,717)	(2,555)	(7,623)	(2,325)
Income tax (expense) related to items of other comprehensive income	(18,882)	(20,934)	(31,961)	(37,507)

Comprehensive income	$69,589	$73,602	$139,607	$155,049
Less: Comprehensive income attributable to Reciprocal Exchanges	6,351	—	6,351	-

Comprehensive income attributable to Tower Group, Inc.	63,238	73,602	133,256	155,049

Earnings per share attributable to Tower stockholders:
Basic	$0.79	$0.74	$1.81	$2.05
Diluted	$0.78	$0.74	$1.79	$2.04

Weighted average common shares outstanding:
Basic	42,924	40,482	44,106	38,248
Diluted	43,098	40,701	44,294	38,462

Dividends declared and paid per common share	$0.13	$0.07	$0.27	$0.19

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated		Noncontrolling
					Other		Interests -	Total
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Reciprocal	Stockholders’
(in thousands)	Shares	Amount	Stock	Capital	Income	Earnings	Exchanges	Equity

Balance at December 31, 2009	45,092	$451	$(1,995)	$751,878	$34,554	$265,613	$—	$1,050,501
Dividends declared	—	—	—	—	—	(11,421)	—	(11,421)
Stock based compensation	500	5	(1,441)	6,810	—	—	—	5,374
Repurchase of common stock	—	—	(83,867)	—	—	—	—	(83,867)
Reciprocal Exchanges equity on July 1, 2010, date of consolidation	—	—	—	—	—	—	25,851	25,851
Equity component of convertible senior notes issuance, net of tax and issue costs	—	—	—	7,055	—	—	—	7,055
Convertible senior notes hedge transaction, net of tax	—	—	—	(9,945)	—	—	—	(9,945)
Warrants issued related to convertible senior notes	—	—	—	3,800	—	—	—	3,800
Net income	—	—	—	—	—	79,436	814	80,250
Net unrealized appreciation on securities available for sale, net of income tax	—	—	—	—	53,006	—	6,351	59,357

Balance at September 30, 2010	45,592	456	(87,303)	759,598	87,560	333,628	33,016	1,126,955

Balance at December 31, 2008	23,408	234	(1,026)	208,094	(37,498)	165,400	—	335,204
Cumulative effect of adjustment resulting from adoption of new accounting guidance	—	—	—	—	(1,623)	1,623	—	—
Dividends declared	—	—	—	—	—	(7,591)	—	(7,591)
Stock based compensation	283	2	(429)	5,056	—	—	—	4,629
Issuance of common stock	16,870	169	—	421,454	—	—	—	421,623
Fair value of outstanding CastlePoint stock options	—	—	—	9,138	—	—	—	9,138
Warrant exercise	—	—	90	(90)	—	—	—	—
Net income	—	—	—	—	—	78,582	—	78,582
Net unrealized appreciation on securities available for sale, net of income tax	—	—	—	—	78,090	—	—	78,090

Balance at September 30, 2009	40,561	$405	$(1,365)	$643,652	$38,969	$238,014	$—	$919,675

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
($ in thousands)	2010	2009

Cash flows provided by (used in) operating activities:
Net income	$80,250	$78,582
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain on investment in acquired unconsolidated affiliate	—	(7,388)
Net realized investment (gains) losses	(7,623)	(2,325)
Depreciation and amortization	16,472	13,629
Amortization of bond premium or discount	(4,974)	(633)
Amortization of restricted stock	6,394	4,504
Deferred income taxes	22,355	2,429
Excess tax benefits from share-based payment arrangements	563	(82)
(Increase) decrease in assets:
Investment income receivable	(5,992)	(5,448)
Premiums receivable	33,993	178,907
Reinsurance recoverable	(56,781)	164,279
Prepaid reinsurance premiums	32,141	143,728
Deferred acquisition costs, net	(19,330)	(20,013)
Other assets	(31,376)	20,545
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	98,103	(145,396)
Unearned premium	(22,174)	(82,677)
Reinsurance balances payable	(37,874)	(158,423)
Funds held under reinsurance agreements	64,621	(19,977)
Other liabilities	(37,187)	(30,646)

Net cash flows provided by operations	131,581	133,595

Cash flows provided by (used in) investing activities:
Net cash acquired from acquisition of CastlePoint	—	242,338
Acquisition of Hermitage, net of cash acquired	—	(42,218)
Acquisition of OBPL, net of cash acquired	(151,884)	—
Purchase of fixed assets	(28,803)	(17,572)
Purchase — fixed-maturity securities	(2,124,199)	(834,375)
Purchase — equity securities	(29,968)	(82,260)
Short-term investments, net	536,478	(17,188)
Sale or maturity — fixed-maturity securities	1,513,946	593,192
Sale — equity securities	69,141	46,243

Net cash flows provided by (used in) investing activities	(215,289)	(111,840)

Cash flows provided by (used in) financing activities:
Proceeds from credit facility borrowings	56,000	—
Repayment of credit facility borrowings	(56,000)	—
Proceeds from convertible senior notes	145,634	—
Payments for convertible senior notes hedge	(15,300)	—
Proceeds from issuance of warrants	3,800	—
Exercise of stock options and warrants	420	556
Excess tax benefits from share-based payment arrangements	(563)	82
Treasury stock acquired-net employee share-based compensation	(1,441)	(429)
Repurchase of Common Stock	(83,867)	—
Dividends paid	(11,421)	(7,592)

Net cash flows (used in) financing activities	37,262	(7,383)

Increase (decrease) in cash and cash equivalents	(46,446)	14,372
Cash and cash equivalents, beginning of period	164,882	136,253

Cash and cash equivalents, end of period	$118,436	$150,625

See accompanying notes to the consolidated financial statements.	(Continued)

Tower Group, Inc.
Consolidated Statements of Cash Flows — (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$16,000	$40,879
Cash paid for interest	13,444	13,766
Schedule of non-cash investing and financing activities:
Issuance of common stock in acquisition of CastlePoint	$—	$421,623
Value of CastlePoint stock options at date of acquisition	—	9,138

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1—Nature of Business
Tower Group, Inc. (the “Company” or “Tower”), through its subsidiaries, offers a broad range of commercial, personal and specialty property and casualty insurance products and services to businesses in various industries and to individuals. The Company’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “TWGP”.
On July 1, 2010, the Company completed its acquisition of the Personal Lines Division of OneBeacon Insurance Group, Ltd. (“OBPL”). Subsequent to this acquisition, the Company changed the presentation of its business results, beginning July 1, 2010, by allocating the personal insurance business previously reported in the Brokerage Insurance segment along with the newly acquired OBPL business to a new Personal Insurance segment and merged the commercial business previously reported in either the Brokerage Insurance or Specialty Business segments in a new Commercial Insurance segment. The Company has retained its Insurance Services segment which includes fees earned by management companies, acquired as a part of the OBPL transaction. This change in presentation reflects the way management organizes the Company for making operating decisions and assessing profitability subsequent to the OBPL acquisition. This will result in the reporting of three operating segments. The prior period segment disclosures have been restated to conform to the current presentation.
Following the change in presentation described above, the Company now operates three business segments: Commercial Insurance, Personal Insurance and Insurance Services:
•	Commercial Insurance (“Commercial”) Segment offers a broad range of commercial lines property and casualty insurance products to small to mid-sized businesses distributed through a network of retail and wholesale agents on both an admitted and non-admitted basis. This segment also includes reinsurance solutions provided primarily to small insurance companies. The reinsurance business has been de-emphasized effective January 1, 2010;

•	Personal Insurance (“Personal”) Segment offers a broad range of personal lines property and casualty insurance products to individuals distributed through a network of retail and wholesale agents; and

•	Insurance Services (“Services”) Segment provides underwriting, claims and reinsurance brokerage services to insurance companies.
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
The results of operations for the nine months ended September 30, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010. All significant inter-company transactions have been eliminated in consolidation.
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
Reclassifications
Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation. None of these reclassifications had an effect on consolidated net earnings, total stockholders’ equity or cash flows. As disclosed in “Note 1 — Nature of Business”, the Company has restated its segments for 2009 to be consistent with the presentation in 2010.

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Accounting Pronouncements
Accounting guidance adopted in 2010
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The new guidance enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. The Company adopted this new guidance on January 1, 2010, with no material effects on its financial statements as of September 30, 2010.
In June 2009, the FASB issued new guidance which concerns the consolidation of variable interest entities and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly affect the other entity’s economic performance. The new guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company adopted this new guidance on January 1, 2010, with no material effects as of the date of adoption. As disclosed in “Note 4 — Variable Interest Entities (“VIEs”)”, the Company has determined that the Reciprocal Exchanges managed by the management companies acquired in the OBPL transaction qualify as VIEs and that the Company is their primary beneficiary. Accordingly, the Company has consolidated these VIEs in its financial statements as of and for the nine months ended September 30, 2010.
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
In October 2010, the FASB issued new guidance concerning the accounting for costs associated with acquiring or renewing insurance contracts. This guidance generally follows the model of that for loan origination costs. Under the new guidance, only direct incremental costs associated with successful insurance contract acquisitions or renewals would be deferrable. The guidance also states that advertising costs and indirect costs should be expensed as incurred. Although this guidance states that certain advertising costs that meet current accounting guidance could be deferred and treated as deferred acquisition costs (“DAC”), the Company does not currently record any advertising costs in DAC. This guidance will be effective for fiscal years beginning after December 15, 2011 with earlier adoption permitted as of the first day of a company’s fiscal year. The Company expects to early adopt this guidance as of January 1, 2011 and is currently assessing the impact on its financial statements. The following categories of acquisition costs are included within the September 30, 2010 caption “Deferred acquisition costs, net of deferred ceding commission revenue”:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

($ in millions)

Commissions	$154.8
Taxes and assessments	26.5
Other deferred acquisition expenses	69.9
Deferred ceding commission revenue	(20.4)

Net deferred acquisition costs	$230.8

The amount included in the category “other deferred acquisition expenses” will be significantly reduced as a result of the adoption of this guidance.
Note 3—Acquisitions
Acquisition of the OneBeacon Personal Lines Division
On July 1, 2010, Tower completed the OBPL acquisition pursuant to a definitive agreement (the “Agreement”) dated February 2, 2010 by and among the Company and OneBeacon Insurance Group (“OneBeacon”). This acquisition expanded Tower’s suite of personal lines insurance products to include private passenger automobile, homeowners, umbrella, and the signature package product, OneChoice CustomPac, which provides customers with one policy for all of their homeowners, auto and umbrella needs.
Under the terms of the Agreement, the Company acquired Massachusetts Homeland Insurance Company (“Homeland”), York Insurance Company of Maine (“York”) and two management companies (collectively the “Stock Companies”). The management companies are the attorneys-in-fact for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together, the “Reciprocal Exchanges”). Tower purchased $102 million principal of surplus notes issued by the Reciprocal Exchanges (the “surplus notes”). In addition, Tower also reinsured the personal lines business written by other subsidiaries of OneBeacon not acquired by Tower. The total consideration paid for OBPL was $167 million.
Effective July 1, 2010, Tower entered into transition service agreements with OneBeacon whereby OneBeacon will provide certain information technology and operational support to Tower until such time that these processes are migrated to Tower. Expenses incurred under such transition service agreements were $7.0 million for the three months ended September 30, 2010.
Tower has consolidated OBPL as of July 1, 2010 and the purchase consideration has been allocated to the assets acquired and liabilities assumed, including separately identified intangible assets, based on their fair values as of the close of the acquisition, with the amounts exceeding the fair value recorded as goodwill. The goodwill consists largely of the synergies and economies of scale expected from combining the operations of the Company and OBPL.
Direct costs of the acquisition are accounted for separately from the business combination and are expensed as incurred. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, fixed assets, deferred taxes and loss reserves. The valuations will be finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangible assets and goodwill.
The following unaudited condensed balance sheet presents assets acquired and liabilities assumed with the OBPL acquisition, including the assets and liabilities of the Reciprocal Exchanges, based on their fair values and the fair value hierarchy level under GAAP as of July 1, 2010. See Note 4 for a description of accounting for the Reciprocal Exchanges.

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

						Stock
						Companies
					Reciprocal	and Surplus
($ in thousands)	Level 1	Level 2	Level 3	Total	Exchanges	Notes

Assets
Investments	$—	$531,619	$—	$531,619	$292,773	$238,846
Surplus notes	—	—	77,200	77,200	—	77,200
Cash and cash equivalents	9,030	—	—	9,030	9,023	7
Receivables	—	—	92,024	92,024	44,758	47,266
Prepaid reinsurance premiums	—	—	27,833	27,833	14,503	13,330
Reinsurance recoverable on paid losses	—	—	5,634	5,634	5,634	—
Reinsurance recoverable on unpaid losses	—	—	50,135	50,135	12,843	37,292
Deferred acquisition costs / VOBA	—	—	40,793	40,793	17,301	23,492
Deferred income taxes	—	—	10,781	10,781	6	10,775
Intangibles	—	—	65,800	65,800	5,900	59,900
Other assets	—	—	16,351	16,351	3,597	12,754
Liabilities
Loss and loss adjustment expenses	—	—	(402,270)	(402,270)	(171,495)	(230,775)
Unearned premium	—	—	(236,355)	(236,355)	(111,150)	(125,205)
Surplus notes	—	—	(77,200)	(77,200)	(77,200)	—
Other liabilities	—	—	(24,612)	(24,612)	(20,642)	(3,970)

Net assets acquired				$186,763	$25,851	160,912

Purchase consideration						166,568

Goodwill						$5,656

The Company incurred approximately $1.0 million of transaction costs, including legal, accounting, investment advisory and other costs directly related to the acquisition, which were expensed in the nine months ended September 30, 2010.
The Company is required to allocate goodwill to its reportable segments. All goodwill associated with the acquisition of OBPL has been allocated to the Personal Insurance segment.
For the three and nine months ended September 30, 2010, OBPL contributed revenue and earnings to the Company from its acquisition date as follows:

Three and Nine
Months Ended
($ in thousands)	September 30, 2010

Total revenue	$64,060
Net income	4,659

Acquisition of Specialty Underwriters’ Alliance, Inc. (“SUA”)
On November 13, 2009, the acquisition of 100% of the issued and outstanding common stock of SUA, a specialty property and casualty insurance company for $106.7 million was completed. The purchase consideration consisted primarily of 4.4 million shares of Tower stock. The acquisition strengthened Tower’s regional presence in the Midwest.
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

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
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
Pro Forma Results of Operations
Selected unaudited pro forma results of operations, assuming the OBPL, SUA, AequiCap, Hermitage and CastlePoint acquisitions had occurred as of January 1, 2010 and 2009, respectively, are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009

Total revenue	$423,718	$366,405	$1,133,404	$1,014,083
Net income	34,441	34,996	89,969	95,139

Note 4—Variable Interest Entities (“VIEs”)
The Reciprocal Exchanges are policyholder-owned insurance carriers organized as unincorporated associations. Each policyholder insured by the Reciprocal Exchanges shares risk with the other policyholders. In the event of dissolution, policyholders would share any residual unassigned surplus in the same proportion as the amount of insurance purchased but are not subject to assessment for any deficit in unassigned surplus of the Reciprocal Exchanges. Through its management companies, Tower is the attorney-in-fact for the Reciprocal Exchanges and has the ability to direct their activities. Tower receives management fee income for the services provided to the Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors to their liabilities have no recourse with Tower as the primary beneficiary.
The Reciprocal Exchanges were originally capitalized by issuing surplus notes. The obligation to repay principal on the surplus notes is subordinated to all other liabilities including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on the surplus notes are repayable only with regulatory approval. New Jersey Skylands Insurance Association was capitalized with a $31.3 million surplus note issued in 2002. Adirondack Insurance Exchange was capitalized with a $70.7 million surplus note issued in 2006. As discussed in “Note 3 – Acquisitions” above, on July 1, 2010, the Company completed the acquisition of OBPL and acquired the surplus notes of the Reciprocal Exchanges. The Company has no ownership interest in the Reciprocal Exchanges.
The Company determined that each of the Reciprocal Exchanges qualifies as a VIE and that the Company is the primary beneficiary as it has both the power to direct the activities of the Reciprocal Exchanges that most significantly impact their economic performance and the obligation to absorb losses or receive benefits from the management services provided to the Reciprocal Exchanges. Accordingly, the Company consolidates these Reciprocal Exchanges and eliminates all intercompany balances and transactions with Tower.

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For the three months ended September 30, the Reciprocal Exchanges recognized total revenues and total expenses of $50.3 million and $49.5 million, respectively, and had net income of $0.8 million.
Note 5—Investments
The cost or amortized cost and fair value of the Company’s invested assets, gross unrealized gains and losses, and other-than-temporary impairment losses as of September 30, 2010 and December 31, 2009 are summarized as follows:

	Cost or	Gross	Gross		Unrealized
	Amortized	Unrealized	Unrealized	Fair	OTTI
($ in thousands)	Cost	Gains	Losses	Value	Losses (1)

September 30, 2010
U.S. Treasury securities	$44,332	$1,801	$—	$46,133	$—
U.S. Agency securities	90,871	1,585	(178)	92,278	—
Municipal bonds	574,128	38,680	(225)	612,583	—
Corporate and other bonds
Finance	301,347	20,872	(252)	321,967	—
Industrial	589,394	36,468	(340)	625,522	—
Utilities	52,215	4,445	(42)	56,618	—
Commercial mortgage-backed securities	219,050	28,718	(2,337)	245,431	(2,294)
Residential mortgage-backed securities
Agency backed securities	423,335	10,632	(746)	433,221	(422)
Non-agency backed securities	29,554	3,403	(1,731)	31,226	(1,603)
Asset-backed securities	41,054	626	(533)	41,147	(491)

Total fixed-maturity securities	2,365,280	147,230	(6,384)	2,506,126	(4,810)
Preferred stocks, principally financial sector	36,795	3,554	(179)	40,170	—
Common stocks	310	—	—	310	—
Short-term investments	26,656	246	—	26,902	—

Total, September 30, 2010	$2,429,041	$151,030	$(6,563)	$2,573,508	$(4,810)

Tower	$2,122,209	$141,255	$(6,558)	$2,256,906	$(4,810)
Reciprocal Exchanges	306,832	9,775	(5)	316,602	—

Total, September 30, 2010	$2,429,041	$151,030	$(6,563)	$2,573,508	$(4,810)

December 31, 2009
U.S. Treasury securities	$73,281	$235	$(225)	$73,291	$—
U.S. Agency securities	40,063	134	(214)	39,983	—
Municipal bonds	508,204	18,241	(730)	525,715	—
Corporate and other bonds
Finance	174,971	11,150	(1,390)	184,731	—
Industrial	371,848	13,225	(1,334)	383,739	—
Utilities	43,154	3,559	(62)	46,651	—
Commercial mortgage-backed securities	195,580	16,603	(8,736)	203,447	(7,713)
Residential mortgage-backed securities
Agency backed securities	283,403	6,245	(963)	288,685	—
Non-agency backed securities	27,597	2,772	(2,924)	27,445	(1,948)
Asset-backed securities	11,016	214	(1,321)	9,909	(1,301)

Total fixed-maturity securities	1,729,117	72,378	(17,899)	1,783,596	(10,962)
Preferred stocks, principally financial sector	77,536	919	(2,165)	76,290	—
Common stocks	515	78	(150)	443	—
Short-term investments	36,500	—	—	36,500	—

Total, December 31, 2009	$1,843,668	$73,375	$(20,214)	$1,896,829	$(10,962)

(1)	Represents the gross unrealized loss on other-than-temporarily impaired securities recognized in accumulated other comprehensive income (loss).

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Major categories of net investment income are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009

Income
Fixed-maturity securities	$23,200	$20,362	$69,661	$51,910
Equity securities	1,232	1,684	3,769	2,233
Cash and cash equivalents	6,280	95	6,461	919
Other	132	139	406	412

Total	30,844	22,280	80,297	55,474
Expenses
Investment expenses	(1,550)	(547)	(3,897)	(1,791)

Net investment income	$29,294	$21,733	$76,400	$53,683

Tower	$26,628	$21,733	$73,734	$53,683
Reciprocal Exchanges	2,665	—	2,665	—

Net investment income	$29,294	$21,733	$76,400	$53,683

Proceeds from the sale and maturity of fixed-maturity securities were $1.5 billion and $593.2 million for the nine months ended September 30, 2010 and 2009, respectively. Proceeds from the sale of equity securities were $69.1 million and $46.2 million for the nine months ended September 30, 2010 and 2009, respectively.
Gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009

Fixed-maturity securities
Gross realized gains	$2,968	$14,163	$18,023	$21,279
Gross realized losses	(698)	(11)	(4,813)	(335)

	2,270	14,152	13,210	20,944
Equity securities
Gross realized gains	—	123	270	516
Gross realized losses	—	(30)	(2,042)	(91)

	—	93	(1,772)	425

Net realized gains on investments	2,270	14,245	11,438	21,369

Other-than-temporary impairment losses:
Fixed-maturity securities	(553)	(11,690)	(3,815)	(19,044)

Total net realized investment gains (losses)	$1,717	$2,555	$7,623	$2,325

Tower	$1,292	$2,555	$7,198	$2,325
Reciprocal Exchanges	425	—	425	—

Total net realized investment gains (losses)	$1,717	$2,555	$7,623	$2,325

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

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
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
Corporate bonds, commercial mortgage-backed securities (“CMBS”), and non-agency residential mortgage-backed securities (“RMBS”) represent the largest unrealized loss positions as of September 30, 2010.
For certain non-highly rated structured fixed-maturity securities, management determines the credit loss component by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. If the amortized cost is greater than the present value of the expected cash flows, the difference is considered a credit loss and included in net realized investment gains (losses). During the nine months ended September 30, 2010, $3.8 million of credit related OTTI, primarily related to commercial and non-agency residential mortgage-backed securities, was recorded.
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
For certain non-structured fixed-maturity securities (U.S. Treasury securities, obligations of U.S. Government and government agencies and authorities, obligations of states, municipalities and political subdivisions, and certain corporate debt) the unrealized loss is reviewed to determine whether full recovery of principal and interest will be received. The estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. The determination of recovery value incorporates an issuer valuation assumption utilizing one or a combination of valuation methods as deemed appropriate by management. The present value of the cash flows is determined by applying the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment) and an estimated recovery time frame. For securities for which the issuer is financially troubled but not in bankruptcy, that time frame is generally longer. Included in the present value calculation are expected principal and interest payments; however, for securities for which the issuer is classified as bankrupt or in default, the present value calculation assumes no interest payments and a single recovery amount. In situations for which a present value of cash flows cannot be estimated, a write down to fair value is recorded.
In estimating the recovery value, significant judgment is involved in the development of assumptions relating to a number of factors related to the issuer including, but not limited to, revenue, margin and earnings projections, the likely market or liquidation values of assets, potential additional debt to be incurred pre- or post- bankruptcy/restructuring, the ability to shift existing or new debt to different priority layers, the amount of restructuring/bankruptcy expenses, the size and priority of unfunded pension obligations, litigation or other contingent claims, the treatment of intercompany claims and the likely outcome with respect to inter-creditor conflicts.
The following table shows the number and amount of fixed-maturity and equity securities that were OTTI for the three and nine months ended September 30, 2010 and 2009. This resulted in recording impairment write-downs included in net realized investment gains (losses), and reduced the unrealized loss in other comprehensive net income:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
($ in thousands)	No.	Amount	No.	Amount	No.	Amount	No.	Amount

Corporate and other bonds	—	$—	6	$(485)	—	$—	14	$(1,851)
Commercial mortgage-backed securities	9	(1,760)	27	(13,566)	35	(6,562)	42	(21,593)
Residential mortgage-backed securities	21	(2,123)	31	(3,785)	62	(5,594)	55	(7,884)
Asset-backed securities	14	(1,070)	8	(1,615)	19	(1,779)	21	(2,994)

	44	(4,953)	72	(19,451)	116	(13,935)	132	(34,322)
Portion of loss recognized in accumulated other comprehensive income (loss)		4,400		7,761		10,120		15,278

Impairment losses recognized in earnings		$(553)		$(11,690)		$(3,815)		$(19,044)

Tower		$(553)		$(11,690)		$(3,815)		$(19,044)
Reciprocal Exchanges		—		—		—		—

Impairment losses recognized in earnings		$(553)		$(11,690)		$(3,815)		$(19,044)

The following table provides a rollforward of the cumulative amount of OTTI for Tower securities still held showing the amounts that have been included in earnings on a pretax basis for the nine months ended September 30, 2010 and 2009 (none of such OTTI was included within the Reciprocal Exchanges):

	Nine Months Ended
	September 30,
($ in thousands)	2010	2009

Balance, January 1,	$40,734	$24,638
Cumulative effect of adjustment upon adoption of 2009 GAAP guidance on OTTI	—	(2,497)
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	407	14,041
OTTI has been previously recognized	2,552	5,003
Reductions due to:
Securities sold during the period (realized)	(22,987)	(320)

Balance, September 30,	$20,706	$40,865

The following table provides a rollforward of the cumulative amount of OTTI for Tower securities still held showing the amounts that have been included in earnings on a pretax basis for the three months ended September 30, 2010 and 2009 (none of such OTTI has been included within the Reciprocal Exchanges):

	Three Months Ended
	September 30,
($ in thousands)	2010	2009

Balance, July 1,	$31,937	$29,495
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	246	8,919
OTTI has been previously recognized	190	2,771
Reductions due to:
Securities sold during the period (realized)	(11,667)	(320)

Balance, September 30,	$20,706	$40,865

Unrealized Losses
There are 301 securities at September 30, 2010 that account for the gross unrealized loss, none of which is deemed by management to be OTTI. Temporary losses on corporate and other bonds resulted from purchases made in a lower interest rate environment or lower yield spread environment. In addition, there have been some ratings downgrades on certain of these securities. After analyzing the credit quality, balance sheet strength and company outlook, management believes these securities will recover in value as liquidity and the economy continue to improve. The structured securities that had significant unrealized losses resulted primarily from declines in both residential and commercial real estate prices. To the extent projected cash flows on structured securities change adversely, they would be considered OTTI and an impairment loss would be recognized.

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Management considered all relevant factors, including expected recoverability of cash flows, in assessing whether the loss was other-than-temporary. The Company does not intend to sell these fixed maturity securities, and it is not more likely than not that these securities will be sold before recovering their cost basis.
For all securities in an unrealized loss position at September 30, 2010, the Company has received all contractual interest payments (and principal if applicable). Based on the continuing receipt of cash flow and the foregoing analyses, management expects continued timely payments of principal and interest and considers the losses to be temporary.
The following table presents information regarding invested assets that were in an unrealized loss position at September 30, 2010 and December 31, 2009 by amount of time in a continuous unrealized loss position:

	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Aggregate	Unrealized
($ in thousands)	No.	Value	Losses	No.	Value	Losses	No.	Fair Value	Losses

September 30, 2010
U.S. Agency securities	20	$65,996	$(178)	—	$—	$—	20	$65,996	$(178)
Municipal bonds	12	14,571	(165)	1	980	(60)	13	15,551	(225)
Corporate and other bonds
Finance	18	6,329	(234)	2	641	(18)	20	6,970	(252)
Industrial	95	28,831	(296)	3	842	(44)	98	29,673	(340)
Utilities	8	1,704	(42)	—	—	—	8	1,704	(42)
Commercial mortgage- backed securities	24	17,866	(2,337)	—	—	—	24	17,866	(2,337)
Residential mortgage- backed securities
Agency backed	77	101,624	(746)	—	—	—	77	101,624	(746)
Non-agency backed	16	7,291	(1,603)	5	1,771	(128)	21	9,062	(1,731)
Asset-backed securities	12	16,928	(531)	1	177	(2)	13	17,105	(533)

Total fixed-maturity securities	282	261,140	(6,132)	12	4,411	(252)	294	265,551	(6,384)
Preferred stocks	2	2,226	(32)	5	3,404	(147)	7	5,630	(179)

Total, September 30, 2010	284	$263,366	$(6,164)	17	$7,815	$(399)	301	$271,181	$(6,563)

Tower	281	$258,250	$(6,159)	17	$7,815	$(399)	298	$266,065	$(6,558)
Reciprocal Exchanges	3	5,116	(5)	—	—	—	3	5,116	(5)

Total, September 30, 2010	284	$263,366	$(6,164)	17	$7,815	$(399)	301	$271,181	$(6,563)

December 31, 2009
U.S. Treasury securities	24	$43,421	$(225)	—	$—	$—	24	$43,421	$(225)
U.S. Agency securities	21	27,652	(214)	—	—	—	21	27,652	(214)
Municipal bonds	42	50,526	(587)	5	2,569	(143)	47	53,095	(730)
Corporate and other bonds
Finance	32	28,342	(291)	20	14,906	(1,099)	52	43,248	(1,390)
Industrial	104	69,475	(726)	25	14,563	(608)	129	84,038	(1,334)
Utilities	6	3,575	(37)	2	625	(25)	8	4,200	(62)
Commercial mortgage- backed securities	20	25,810	(598)	27	22,904	(8,138)	47	48,714	(8,736)
Residential mortgage- backed securities
Agency backed	43	79,005	(963)	—	—	—	43	79,005	(963)
Non-agency backed	4	1,081	(14)	37	19,672	(2,910)	41	20,753	(2,924)
Asset-backed securities	5	334	(116)	11	2,962	(1,205)	16	3,296	(1,321)

Total fixed-maturity securities	301	329,221	(3,771)	127	78,201	(14,128)	428	407,422	(17,899)
Preferred stocks	87	59,243	(1,441)	6	4,827	(724)	93	64,070	(2,165)
Common stocks	4	31	(150)	—	—	—	4	31	(150)

Total, December 31, 2009	392	$388,495	$(5,362)	133	$83,028	$(14,852)	525	$471,523	$(20,214)

The unrealized loss position associated with the fixed-maturity portfolio was $6.4 million as of September 30, 2010, consisting primarily of mortgage-backed and asset-backed securities representing 83.8% of the gross unrealized loss related to fixed-maturity securities. The total fixed-maturity portfolio of gross unrealized losses included 294 securities which were, in aggregate, approximately 2.3% below amortized cost. Of the 294 fixed maturity investments identified, 12 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these investments at September 30, 2010 was $0.3 million. Management does not consider these investments to be other-than-temporarily impaired.

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
The unrealized loss on the investment in preferred securities was primarily due to the market disruptions. All of the preferred securities that were in an unrealized loss position as of September 30, 2010 were evaluated. The evaluation consisted of a detailed review, including but not limited to some or all of the following factors for each security: the current S&P rating, analysts’ reports, past earning trends and analysts’ earnings expectations for the next 12 months, liquidity, near-term financing risk, and whether the company was currently paying dividends on its equity securities. Management does not consider these investments to be other-than-temporarily impaired.
The unrealized loss for the corporate and other bonds was $0.6 million with 5 securities in an unrealized loss position over 12 months. These investments are not considered to be other-than-temporarily impaired.
The following tables stratify the gross unrealized losses in the portfolio at September 30, 2010, by duration in a loss position and magnitude of the loss as a percentage of the cost or amortized cost of the security:

		Total Gross	Decline of Investment Value
	Fair	Unrealized	>15%		>25%		>50%
($ in thousands)	Value	Losses	No.	Amount	No.	Amount	No.	Amount

Unrealized loss for less than 6 months	$259,032	$(6,104)	3	$(196)	17	$(1,699)	8	$(2,111)
Unrealized loss for over 6 months	4,335	(60)	—	—	—	—	—	—
Unrealized loss for over 12 months	227	(9)	—	—	—	—	—	—
Unrealized loss for over 18 months	—	—	—	—	—	—	—	—
Unrealized loss for over 2 years	7,587	(390)	1	(124)	—	—	—	—

Total unrealized loss	$271,181	$(6,563)	4	$(320)	17	$(1,699)	8	$(2,111)

Tower	$266,065	$(6,558)	4	$(320)	17	$(1,699)	8	$(2,111)
Reciprocal Exchanges -
Unrealized loss for less than 6 months	5,116	(5)	—	—	—	—	—	—

Total unrealized loss	$271,181	$(6,563)	4	$(320)	17	$(1,699)	8	$(2,111)

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
Fixed-Maturity Investment—Time to Maturity
The following table shows the composition of the fixed-maturity portfolio by remaining time to maturity at September 30, 2010 and December 31, 2009. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date.

	September 30, 2010
	Tower		Reciprocal Exchanges		Total		December 31, 2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Remaining Time to Maturity
Less than one year	$5,216	$5,267	$—	$—	$5,216	$5,267	$30,282	$30,465
One to five years	514,169	538,070	22,641	23,411	536,810	561,481	346,309	355,402
Five to ten years	573,195	615,377	116,466	120,802	689,661	736,179	477,843	492,517
More than 10 years	385,767	416,017	34,833	36,157	420,600	452,174	357,087	375,726
Mortgage and asset-backed securities	580,101	614,793	132,892	136,232	712,993	751,025	517,596	529,486

Total	$2,058,448	$2,189,524	$306,832	$316,602	$2,365,280	$2,506,126	$1,729,117	$1,783,596

Note 6—Fair Value Measurements
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

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities traded in active markets. Included are those investments traded on an active exchange, such as the NASDAQ Global Select Market.
Level 2 — Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs. Included are investments in U.S. Treasury securities and obligations of U.S. government agencies, together with municipal bonds, corporate debt securities, commercial mortgage and asset-backed securities, certain residential mortgage-backed securities that are generally investment grade and certain equity securities. Additionally, interest-rate swap contracts utilize Level 2 inputs in deriving fair values.
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
As at September 30, 2010 and December 31, 2009, the Company’s fixed-maturities, equity investments and short-term investments are allocated among levels as follows:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

($ in thousands)	Level 1	Level 2	Level 3	Total

September 30, 2010 Fixed-maturity securities
U.S. Treasury securities	$—	$46,133	$—	$46,133
U.S. Agency securities	—	92,278	—	92,278
Municipal bonds	—	612,583	—	612,583
Corporate and other bonds	—	1,004,107	—	1,004,107
Commercial mortgage-backed securities	—	245,431	—	245,431
Residential mortgage-backed securities
Agency	—	432,441	780	433,221
Non-agency	—	29,546	1,680	31,226
Asset-backed securities	—	40,502	645	41,147

Total fixed-maturities	—	2,503,021	3,105	2,506,126
Equity investments	40,170	310	—	40,480
Short-term investments	2,685	24,217	—	26,902

Total, September 30, 2010	$42,855	$2,527,548	$3,105	$2,573,508

Tower	$42,855	$2,210,946	$3,105	$2,256,906
Reciprocal Exchanges	—	316,602	—	316,602

Total, September 30, 2010	$42,855	$2,527,548	$3,105	$2,573,508

December 31, 2009
Fixed-maturity securities
U.S. Treasury securities	$—	$73,291	$—	$73,291
U.S. Agency securities	—	39,983	—	39,983
Municipal bonds	—	525,715	—	525,715
Corporate and other bonds	—	615,121	—	615,121
Commercial mortgage-backed securities	—	203,447	—	203,447
Residential mortgage-backed securities
Agency	—	288,685	—	288,685
Non-agency	—	16,937	10,508	27,445
Asset-backed securities	—	6,822	3,087	9,909

Total fixed-maturities	—	1,770,001	13,595	1,783,596
Equity investments	54,044	22,689	—	76,733
Short-term investments	36,500	—	—	36,500

Total, December 31, 2009	$90,544	$1,792,690	$13,595	$1,896,829

The fair values of the fixed-maturity, equity investments and short-term investments are determined by management after taking into consideration available sources of data. Various factors are considered that may indicate an inactive market, including levels of activity, source and timeliness of quotes, abnormal liquidity risk premiums, unusually wide bid-ask spreads, and lack of correlation between fair value of assets and relevant indices. If management believes that the price provided from the pricing source is distressed, management will use a valuation method that reflects an orderly transaction between market participants, generally a discounted cash flow method that incorporates relevant interest rate, risk and liquidity factors.
Substantially all of the portfolio valuations at September 30, 2010 classified as Level 1 or Level 2 in the above table is priced by utilizing the services of several independent pricing services that provide the Company with a price quote for each security. The remainder of the Level 1 and Level 2 portfolio valuations represents non-binding broker quotes. There were no adjustments made to the prices obtained from the independent pricing sources and dealers on securities classified as Level 1 or Level 2.
In 2010, there were no transfers of investments between Level 1 and Level 2. Approximately $5.5 million of Agency backed RMBS securities were transferred from Level 3 to Level 2 when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available in 2010.
The Level 3 classified securities in the investment portfolio consist of primarily non-agency mortgage-backed and asset-backed securities that were either not traded or very thinly traded. Management, in conjunction with its outside portfolio manager, has considered the various factors that may indicate an inactive market and has concluded that prices provided by the pricing sources represent an inactive or distressed market. As a result, prices from independent third party pricing services, broker quotes or other

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
observable inputs were not always available or were deemed unrealistic, or, in the case of certain broker quotes, were non- binding. Therefore, the fair values of these securities were determined using a model to develop a security price using future cash flow expectations that were developed based on collateral composition and performance and discounted at an estimated market rate (including estimated risk and liquidity premiums) taking into account estimates of the rate of future prepayments, current credit spreads, credit subordination protection, mortgage origination year, default rates, benchmark yields and time to maturity. For certain securities, non-binding broker quotes were available and these were also considered in determining the appropriateness of the security price.
Use of Level 3 (the unobservable inputs) included 13 securities and accounted for less than 0.1% of total investments at September 30, 2010.
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
The following table summarizes changes in Level 3 assets measured at fair value for the nine months ended September 30, 2010 and 2009 for Tower (the Reciprocal Exchanges have no Level 3 assets):

	Nine Months Ended
	September 30,
($ in thousands)	2010	2009

Beginning balance, January 1	$13,595	$18,084
Total gains (losses)-realized / unrealized
Included in net income	(11)	(17,193)
Included in other comprehensive income (loss)	(4,968)	9,701
Purchases, issuances and settlements	—	34,266
Net transfers into (out of) Level 3	(5,511)	14,059

Ending balance, September 30	$3,105	$58,917

The following table summarizes the changes in Level 3 assets measured at fair value for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
($ in thousands)	2010	2009

Beginning balance, July 1	$9,000	$22,912
Total gains (losses)-realized / unrealized
Included in net income	119	(11,191)
Included in other comprehensive income (loss)	(2,930)	9,902
Purchases, issuances and settlements	—	33,519
Net transfers into (out of) Level 3	(3,084)	3,775

Ending balance, September 30	$3,105	$58,917

Note 7—Goodwill and Intangible Assets
Goodwill
Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. See Note 3 — “Acquisitions” for information regarding the calculation of goodwill related to the acquisition of OBPL in 2010 and the acquisitions of CastlePoint, Hermitage and AequiCap in 2009. The acquisition of SUA resulted in negative goodwill which was recorded as a gain on bargain purchase in 2009. Under GAAP, the Company is required to allocate goodwill to its reportable segments. The following is a summary of goodwill by reporting units:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Personal
($ in thousands)	Insurance	Insurance	Total

Balance, January 1, 2010	$191,742	$52,948	$244,690
Adjustment to SUA acquisition valuations	(942)	—	(942)
Acquisition of OBPL	—	5,656	5,656

Total, September 30, 2010	$190,800	$58,604	$249,404

The Company does not expect any of the goodwill related to the acquisition of OBPL to be deductible for tax purposes.
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
Intangible Assets
Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer relationships and trademarks. Insurance company licenses and management contracts are considered indefinite life intangible assets subject to annual impairment testing. The weighted average amortization period of identified intangible assets with a finite life is 7.3 years as of September 30, 2010.
The components of intangible assets and their useful lives, accumulated amortization, and net carrying value as of September 30, 2010 and December 31, 2009 are as follows:

		September 30, 2010			December 31, 2009
	Useful	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
($ in thousands)	(in-yrs)	Amount	Amortization	Amount	Amount	Amortization	Amount

Insurance licenses	—	$19,003	$—	$19,003	$17,703	$—	$17,703
Management contracts	—	54,600	—	54,600			—
Customer relationships	10-25	46,590	(9,442)	37,148	39,290	(5,858)	33,432
Trademarks	5	5,290	(1,233)	4,057	2,690	(475)	2,215

Total		$125,483	$(10,675)	$114,808	$59,683	$(6,333)	$53,350

Tower		$119,583	$(10,477)	$109,106	$59,683	$(6,333)	$53,350
Reciprocal Exchanges		5,900	(198)	5,702	—	—	—

Total		$125,483	$(10,675)	$114,808	$59,683	$(6,333)	$53,350

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
The activity in the components of intangible assets for the nine months ended September 30, 2010 consisted of intangible assets acquired from business combinations and amortization expense as shown in the table below:

	Insurance	Management	Customer
($ in thousands)	Licenses	Contracts	Relationships	Trademarks	Total

Balance, January 1, 2010	$17,703	$—	$33,432	$2,215	$53,350
Additions (a)	1,300	54,600	7,300	2,600	65,800
Deductions (b)	—	—	(3,584)	(758)	(4,342)

Balance, September 30, 2010	$19,003	$54,600	$37,148	$4,057	$114,808

Tower	$18,603	$54,600	$33,766	$2,137	$109,106
Reciprocal Exchanges	400	—	3,382	1,920	5,702

Balance, September 30, 2010	$19,003	$54,600	$37,148	$4,057	$114,808

(a)	Relates to the acquisition of OBPL

(b)	Amortization
The Company recorded amortization expense related to intangibles of $1.7 million and $4.3 million in the three and nine months ended September 30, 2010, respectively and $0.9 million and $2.3 million for the same periods in the prior year. The estimated amortization expense for each of the next five years is:

		Reciprocal
($ in thousands)	Tower	Exchanges	Total

2011	$4,672	$665	$5,337
2012	4,003	585	4,588
2013	3,228	517	3,745
2014	2,804	466	3,270
2015	2,253	405	2,658
Note 8—Loss and Loss Adjustment Expense
In the nine months ended September 30, 2010, favorable development of $4.5 million was recorded as a result of lower than anticipated claims emergence in the personal lines segment. The favorable development in 2009 was comprised primarily of savings in loss adjustment expense (“LAE”) as a result of changing to a fixed fee billing for the Company’s in-house attorneys for claims handled and legal fee auditing of attorneys’ bills.
The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE for the nine months ended September 30, 2010 and 2009:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended
	September 30, 2010
		Reciprocal		September 30,
($ in thousands)	Tower	Exchanges	Total	2009

Balance at January 1,	$1,131,989	$—	$1,131,989	$534,991
Less reinsurance recoverables on unpaid losses	(199,687)	—	(199,687)	(222,229)

	932,302	—	932,302	312,762
Net reserves, at fair value, of acquired entities	193,484	158,652	352,136	370,001
Incurred related to:
Current year	530,592	34,649	565,241	337,556
Prior years	(4,573)	—	(4,573)	(6,634)

Total incurred	526,019	34,649	560,668	330,922
Paid related to:
Current year	187,950	20,300	208,250	105,009
Prior years	295,443	9,022	304,465	185,783

Total paid	483,393	29,322	512,715	290,792

Net balance at end of period	1,168,412	163,979	1,332,391	722,893
Add reinsurance recoverables on unpaid losses	282,510	17,460	299,970	105,053

Balance at September 30,	$1,450,922	$181,439	$1,632,361	$827,946

Note 9—Stockholders’ Equity
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
For the nine months ended September 30, 2010 and 2009, 114,807 and 40,076 new common shares, respectively, were issued as the result of employee stock option exercises and 355,539 and 317,545 new common shares, for the same periods, respectively, were issued as the result of restricted stock grants.
For the nine months ended September 30, 2010 and 2009, 65,377 and 17,844 shares, respectively, of common stock were purchased from employees in connection with the vesting of restricted stock issued under the 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of employees as permitted under the Plan in order to pay the expected amount of tax liability owed by the employees from the vesting of those shares. In addition, for the nine months ended September 30, 2010 and 2009, 11,852 and 11,011 shares, respectively, of common stock were surrendered as a result of restricted stock forfeitures.
Share Repurchase Program
The Board of Directors of Tower approved a $100 million share repurchase program on February 26, 2010. Purchases can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The share repurchase program has no expiration date. In the three and nine months ended September 30, 2010, 1.7 million and 3.9 million shares of common stock, respectively, were purchased under this program at an aggregate consideration of $36.7 million and $83.9 million, respectively.

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Dividends Declared
Dividends on common stock of $5.3 million and $2.8 million for the three months ended September 30, 2010 and 2009, respectively, were declared. Dividends on common stock of $11.4 million and $7.6 million for the nine months ended September 30, 2010 and 2009, respectively, were declared.
On October 22, 2010, the Board of Directors approved a quarterly dividend of $0.125 per share payable on December 24, 2010 to stockholders of record as of December 13, 2010.
Note 10—Debt
Total interest expense incurred was $16.3 million and $13.5 million for the nine months ended September 30, 2010 and 2009, respectively.
On May 14, 2010, the Company entered into a $125 million credit facility agreement. The credit facility will be used for general corporate purposes and expires on May 14, 2013.
The Company may request that the facility be increased by an amount not to exceed $50 million. The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements to maintain certain consolidated net worth, debt to capitalization ratios, minimum risk-based capital and minimum statutory surplus. The credit facility also provides for customary events of default, including failure to pay principal when due, failure to pay interest or fees within three days after becoming due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its material subsidiaries, the occurrence of certain material judgments, or a change in control of the Company, and upon an event of default the administrative agent (subject to the consent of the requisite percentage of the lenders) may immediately terminate the obligations to make loans and to issue letters of credit, declare the Company’s obligations under the credit facility to become immediately due and payable, and require the Company to deposit in a collateral account cash collateral with a value equal to the then outstanding amount of the aggregate face amount of any outstanding letters of credit. The Company was in compliance with all covenants under the credit facility at September 30, 2010.
Fees payable by the Company under the credit facility include a fee on the daily unused portion of each letter of credit, a letter of credit fronting fee with respect to each fronted letter of credit and a commitment fee.
The Company has no balance outstanding as of September 30, 2010.
Convertible Senior Notes
In September 2010, the Company issued $150.0 million principal amount of 5.0% convertible senior notes (“the Notes”), which mature on September 15, 2014. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2011. Holders may convert their Notes into cash or common shares, at the Company’s option, at any time on or after March 15, 2014 or earlier under certain circumstances determined by: (i) the market price of the Company’s stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate transactions. Upon conversion, the Company intends to settle its obligation either entirely or partially in cash. The initial conversion rate is 36.3782 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of $27.49 per share), subject to adjustment upon the occurrence of certain events. Additionally, in the event of a fundamental change, the holders may require the Company to repurchase the Notes for a cash price equal to 100% of the principal plus any accrued and unpaid interest.
The proceeds from the issuance of the Notes were allocated to the liability component and the embedded conversion option, or equity component. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $11.5 million and deferred origination costs relating to the liability component of $5.0 million will be amortized into interest expense over the term of the Notes. After considering the contractual interest payments and amortization of the original issue discount, the Notes’ effective interest rate is approximately 7.2%. Transaction costs of $0.4 million associated with the equity component were netted with the equity component in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $0.3 million for the three months ended September 30, 2010.

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
The following table shows the amounts recorded for the Notes as of September 30, 2010:

($ in thousands)

Liability component
Outstanding principal	$150,000
Unamortized OID	(11,421)

Liability component	138,579

Equity component, net of tax	$7,469

To the extent the market value per share of the Company’s common stock exceeds the conversion price, the Company will use the “treasury stock” method in calculating the dilutive effect on earnings per share.
Convertible Senior Notes Hedge and Warrant Transactions
In connection with the offering of the Notes, the Company also entered into convertible senior notes hedge transactions (the “Note Hedges” or “purchased call options”) and warrant transactions (the “Warrants”) with respect to its common stock with financial institutions. The Note Hedges and Warrants are intended generally to reduce the potential dilution of the Company’s common stock and to offset potential cash payments in excess of the principal of the Notes upon conversion. The Note Hedges and Warrants are separate transactions, entered into by the Company with the financial institutions, and are not part of the terms of the Notes.
The Company paid $15.3 million for the Note Hedges which cover approximately 5.5 million shares of common stock at a strike price of $27.49 per share, subject to anti-dilution provisions, and are exercisable upon conversion of the Notes. The Note Hedges have been accounted for as an adjustment to the Company’s paid-in-capital, net of deferred taxes.
The Company received $3.8 million for Warrants sold to the financial institutions. The Warrants provide for the acquisition of approximately 5.5 million shares of common stock at a strike price of $33.42 per share, subject to anti-dilution adjustments. If the market value per share of the Company’s common stock exceeds the strike price of the warrants, the warrants will have a dilutive effect on the Company’s net income per share. The Warrants have been accounted for as an adjustment to the Company’s paid-in-capital.
Note 11—Stock Based Compensation
Restricted Stock
During the nine months ended September 30, 2010 and 2009, restricted stock shares were granted to senior officers, key employees and directors as shown in the table below. Restricted stock expense recognized for the nine months ended September 30, 2010 and 2009 was $3.2 million and $1.9 million net of tax, respectively. The total intrinsic value of restricted stock vesting was $4.4 million and $1.7 million for the nine months ended September 30, 2010 and 2009, respectively. The intrinsic value of the unvested restricted stock outstanding as of September 30, 2010 and 2009 was $14.4 million and $12.0 million, respectively.
The following table provides an analysis of restricted stock activity for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010		2009
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value

Outstanding, January 1	474,023	$24.64	258,645	$26.05
Granted	355,539	21.84	317,545	22.89
Vested	(200,368)	24.51	(73,945)	26.24
Forfeitures	(11,852)	23.33	(11,011)	26.05

Outstanding, September 30	617,342	$23.09	491,234	$23.98

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Stock Options
The following table provides an analysis of stock option activity for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010		2009
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding, January 1	1,387,019	$19.62	258,530	$5.47
Granted at fair value	—	—	1,148,308	20.61
Exercised	(114,807)	3.83	(40,076)	13.84
Forfeitures and expirations	(38,140)	23.94	(134,617)	22.37

Outstanding, September 30	1,234,072	$20.96	1,232,145	$17.46

Exercisable, September 30	1,178,858	$21.06	1,043,985	$16.76

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
Compensation expense (net of tax) related to stock options was $0.3 million and $0.9 million for the nine months ended September 30, 2010 and 2009, respectively. The intrinsic value of stock options outstanding as of September 30, 2010 was $5.6 million, of which $5.3 million was related to vested options.
The total remaining compensation cost related to non-vested stock options and restricted stock awards not yet recognized in the income statement was $14.4 million of which $0.2 million was for stock options and $14.2 million was for restricted stock as of September 30, 2010. The weighted average period over which this compensation cost is expected to be recognized is 3.6 years.
Note 12—Income Taxes
The Company files a consolidated Federal income tax return. The Reciprocal Exchanges are not included in the Company’s consolidated tax return as the Company does not have an ownership interest in the Reciprocal Exchanges and they are not a part of the consolidated tax sharing agreement.
Deferred tax assets and liabilities are determined using the enacted tax rates applicable to the period the temporary differences are expected to be recovered. Accordingly, the current period income tax provision can be affected by the enactment of new tax rates. The net deferred income taxes on the balance sheet reflect temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2010
		Reciprocal		December 31,
($ in thousands)	Tower	Exchanges	Total	2009

Deferred tax asset:
Claims reserve discount	$51,539	$3,931	$55,470	$32,477
Unearned premium	51,700	7,211	58,911	40,113
Equity compensation plans	5,810	—	5,810	7,077
Investment impairments	15,424	—	15,424	16,103
Net operating loss carryforwards	16,553	2,963	19,516	18,839
Convertible senior note and note hedge OID	1,325	—	1,325	—
Accrued expenses	—	1,355	1,355	—
Other	—	—	—	2,360

Total gross deferred tax assets	142,351	15,460	157,811	116,969
Less: valuation allowance	—	5,634	5,634	—

Total deferred tax assets	142,351	9,826	152,177	116,969

Deferred tax liability:
Deferred acquisition costs net of deferred ceding commission revenue	58,288	3,208	61,496	40,673
Depreciation and amortization	30,117	—	30,117	14,439
Net unrealized appreciation (depreciation) of securities	40,989	3,335	44,324	18,730
Accrual of bond discount	3,385	—	3,385	986
Other	8,733	7,917	16,650	384

Total deferred tax liabilities	141,512	14,460	155,972	75,212

Net deferred income tax asset (liability)	$839	$(4,634)	$(3,795)	$41,757

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
The provision for Federal income taxes incurred is different from that which would be obtained by applying the Federal income tax rate to net income before taxes. The items causing this difference are as follows:

	Nine Months Ended September 30, 2010
		Reciprocal
($ in thousands)	Tower	Exchanges	Total	2009

Federal income tax expense at
U.S. statutory rate	$41,677	$378	$42,055	$42,165
Tax exempt interest	(3,029)	(79)	(3,108)	(2,804)
State income taxes net of Federal benefit	896	—	896	866
Other	95	1	96	1,661

Provision for income taxes	$39,639	$300	$39,939	$41,888

Note 13—Earnings per Share
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
The following table shows the computation of the earnings per share pursuant to the two-class method:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

Numerator
Net income attributable to Tower Group, Inc.	$33,707	$29,978	$79,436	$78,582

Denominator
Weighted average common shares outstanding	42,924	40,482	44,106	38,248
Effect of dilutive securities:
Stock options	161	210	175	202
Other	13	10	13	13

Weighted average common and potential dilutive shares outstanding	43,098	40,702	44,294	38,463

Earnings per share attributable to Tower stockholders — basic
Common stock:
Distributed earnings	$0.13	$0.07	$0.27	$0.19
Undistributed earnings	0.66	0.67	1.54	1.86

Total	0.79	0.74	1.81	2.05

Earnings per share attributable to Tower stockholders — diluted	$0.78	$0.74	$1.79	$2.04

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For both the three and nine months ended September 30, 2010, 383,900 options and other common stock equivalents to purchase Tower shares were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price while for both the three and nine months ended September 30, 2009, 228,700 options and other common stock equivalents were excluded.
Note 14—Segment Information
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the year ended December 31, 2009.
As disclosed in “Note 1 — Nature of Business”, the Company revised its business segments to present Commercial Insurance, Personal Insurance and Insurance Services segments. The Company has restated prior period segments to be consistent with the current presentation.
The Personal Insurance segment includes revenues and expenses associated with the Reciprocal Exchanges, including fees paid to Tower for underwriting, claims, investment management and other services provided pursuant to a management services agreement with the Reciprocal Exchanges. The Insurance Services segment reports revenues earned by Tower from the Reciprocal Exchanges as management fee income, which is calculated as a percentage of the Reciprocal Exchanges’ gross written premiums. The effects of this management services agreement between Tower and the Reciprocal Exchanges are eliminated in consolidation to derive consolidated net income. However, the management fee income is reported in net income attributable to Tower Group, Inc. and included in basic and diluted earnings per share.
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

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Business segments results are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009

Commercial Insurance Segment
Revenues
Premiums earned	$233,769	$195,367	$692,871	$535,413
Ceding commission revenue	9,239	5,920	27,809	23,820
Policy billing fees	721	747	2,011	1,635

Total revenues	243,729	202,034	722,691	560,868

Expenses
Loss and loss adjustment expenses	148,367	101,837	429,895	286,134
Underwriting expenses	91,007	70,783	263,299	200,676

Total expenses	239,374	172,620	693,194	486,810

Underwriting profit	$4,355	$29,414	$29,497	$74,058

Personal Insurance Segment
Revenues
Premiums earned	$145,010	$28,611	$226,921	$86,106
Ceding commission revenue	1,677	1,012	1,748	3,854
Policy billing fees	1,175	183	1,666	536

Total revenues	147,862	29,806	230,335	90,496

Expenses
Loss and loss adjustment expenses	83,097	19,001	130,773	44,787
Underwriting expenses	45,599	10,413	77,750	32,462

Total expenses	128,696	29,414	208,523	77,249

Underwriting profit (loss)	$19,166	$392	$21,812	$13,247

Tower	$19,465	$392	$22,111	$13,247
Reciprocal Exchanges	(299)	—	(299)	—

Total underwriting profit (loss)	$19,166	$392	$21,812	$13,247

Insurance Services Segment
Revenues
Direct commission revenue from managing general agency	$(114)	$(270)	$(553)	$2,013
Management fee income	7,871	—	7,871	—
Reinsurance intermediary fees	599	417	1,380	718
Other revenue	631	65	1,095	1,542

Total revenues	8,987	212	9,793	4,273

Expenses
Direct commission expense paid to producers	51	56	311	1,672
Other insurance services expenses	3,794	57	4,326	2,078

Total expenses	3,845	113	4,637	3,750

Insurance services pretax income (loss)	$5,142	$99	$5,156	$523

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
The following table reconciles revenue by segment to consolidated revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009

Commercial insurance segment	$243,729	$202,034	$722,691	$560,868
Personal insurance segment	147,862	29,806	230,335	90,496
Insurance services segment	8,987	212	9,793	4,273

Total segment revenues	400,578	232,052	962,819	655,637
Elimination of management fee income	(7,871)	—	(7,871)	—
Net investment income	29,294	21,733	76,400	53,683
Net realized gains (losses) on investments, including other-than-temporary impairments	1,717	2,555	7,623	2,325

Consolidated revenues	$423,718	$256,340	$1,038,971	$711,645

The following table reconciles the results of the Company’s individual segments to consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009

Commercial insurance segment underwriting profit	$4,355	$29,414	$29,497	$74,058
Personal insurance segment underwriting profit (loss)	19,166	392	21,812	13,247
Insurance services segment pretax income (loss)	5,142	99	5,156	523
Net investment income	29,294	21,733	76,400	53,683
Net realized gains (losses) on investments, including other-than-temporary impairments	1,717	2,555	7,623	2,325
Corporate expenses	(791)	(612)	(2,148)	(3,145)
Acquisition-related transaction costs	(148)	(1,987)	(1,398)	(13,335)
Interest expense	(6,192)	(5,055)	(16,287)	(13,497)
Other income (expense)	—	—	(466)	6,611

Income before income taxes	$52,543	$46,539	$120,189	$120,470

Note 15—Contingencies
Legal Proceedings
On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (“TICNY”), a wholly-owned subsidiary of Tower Group, Inc., in the United States District Court for the District of New Jersey seeking, inter alia, to recover approximately $6.1 million under various retrocessional contracts pursuant to which TICNY reinsures Munich. On June 22, 2009, TICNY filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover approximately $2.8 million under various reinsurance contracts pursuant to which Munich reinsures TICNY. A separate action commenced by Munich against TICNY on June 17, 2009 in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access to TICNY’s books and records pertaining to various quota share agreements, to which TICNY filed its answer on July 7, 2009, was subsequently dismissed pursuant to the stipulation of the parties on March 17, 2010. The parties are currently engaged in discovery and the Company is therefore unable to assess the likelihood of any particular outcome.
On May 12, 2010, Mirabilis Ventures, Inc. (“Mirabilis”) commenced an action against Specialty Underwriters’ Alliance Insurance Co. (“SUA”, now known as CastlePoint National Insurance Company (“CNIC”), a subsidiary of Tower Group, Inc.) and Universal Reinsurance Co., Ltd., an unrelated entity, in the United States District Court for the Middle District of Florida. The Complaint is based upon a Worker’s Compensation/Employer’s Liability policy issued by SUA to AEM, Inc. (“AEM”), to whose legal rights Mirabilis is alleged to have succeeded as a result of the Chapter 11 bankruptcy of AEM. The Complaint, which includes claims against SUA for breach of contract and breach of the duty of good faith, alleges that SUA failed to properly audit AEM’s operations to determine AEM’s worker’s compensation exposure for two policy years, in order to compute the premium owed by AEM, such that SUA owes Mirabilis the principal sum of $3.4 million for one policy year and $0.6 million for the other policy year, plus interest and costs. On July 30, 2010, CNIC filed its answer in which it asserted nine separate

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
counterclaims, to which Mirabilis responded on September 3, 2010. The litigation is only in its preliminary stage and the Company is therefore unable to assess the likelihood of any particular outcome.
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
The following table provides a reconciliation of operating income to net income on a GAAP basis. Operating income is used to calculate operating earnings per share and operating return on average equity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009

Operating income	$33,004	$30,170	$76,053	$87,980
Net realized gains (losses) on investments, net of tax	840	1,661	4,679	1,511
Acquisition-related transaction costs, net of tax	(137)	(1,853)	(1,296)	(10,909)

Net income attributable to Tower Group, Inc.	$33,707	$29,978	$79,436	$78,582

Critical Accounting Estimates
As of September 30, 2010, there were no material changes to our critical accounting estimates; refer to the Company’s 2009 Annual Report on Form 10-K for a complete discussion of critical accounting estimates.
Critical Accounting Policies
See Note 2—“Accounting Policies and Basis of Presentation” for information related to updated accounting policies.
Consolidated Results of Operations
Our reported results in the quarter and nine month periods ended September 30, 2010 reflect the impact of acquisitions that we made during 2010 and 2009. On July 1, 2010, we closed on the acquisition of OBPL. In the first quarter of 2009, we closed on the acquisitions of CastlePoint and Hermitage on February 5, 2009 and February 27, 2009, respectively. In the fourth quarter of 2009, we closed on the acquisitions of AequiCap and SUA on October 14, 2009 and November 13, 2009, respectively. Our consolidated revenues and expenses for the nine months ended September 30, 2010 and 2009 reflect the results of these acquired companies from their respective acquisition dates. This affects the comparability of our results between years.
Subsequent to the acquisition of OBPL, the Company has changed the presentation of its business results, beginning July 1, 2010, by allocating the personal insurance business previously reported in Brokerage Insurance segment along with the newly acquired OBPL business to a new Personal Insurance segment and merged the commercial business previously reported in either the Brokerage Insurance or Specialty Business segments in a new Commercial Insurance segment. The Company has retained its Insurance Services segment which will include fees earned by management companies, acquired as a part of the OBPL transaction. This change in presentation reflects the way management organizes the Company for making operating decisions and assessing profitability subsequent to the OBPL acquisition. In developing cost allocations between the commercial and personal lines segments, management has made significant assumptions regarding costs of reinsurance and internal services provided on behalf of such segments. As management receives additional facts which enhance its ability to apportion such costs, it may modify such allocation. If modifications are made, such adjustments will be made to all reporting periods disclosed. The results for all prior periods presented in this Management Discussion and Analysis have been restated to reflect the re-segmentation.
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

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in millions)	2010	2009	Change	%	2010	2009	Change	%

Commercial insurance segment underwriting profit	$4.3	$29.3	$(25.0)	-85.3%	$29.5	$74.0	$(44.5)	-60.0%
Personal insurance segment underwriting profit (1)	19.3	0.4	18.9	NM	21.9	13.2	8.7	65.9%
Insurance services segment pretax income (2)	5.1	—	5.1	0.0%	5.2	0.4	4.8	NM
Net investment income	29.3	21.7	7.6	35.0%	76.4	53.7	22.7	41.3%
Net realized gains on investments, including other- than-temporary impairments	1.7	2.6	(0.9)	-34.6%	7.6	2.3	5.3	NM
Corporate expenses	(0.9)	(0.6)	(0.3)	50.0%	(2.2)	(3.0)	0.8	-23.3%
Acquisition-related transaction costs	(0.1)	(1.9)	1.8	-94.7%	(1.4)	(13.3)	11.9	-89.5%
Interest expense	(6.2)	(5.0)	(1.2)	24.0%	(16.3)	(13.4)	(2.9)	21.6%
Other income (expense)	—	—	—	0.0%	(0.5)	6.6	(7.1)	0.0%

Income before income taxes	52.5	46.5	6.0	12.9%	120.2	120.5	(0.3)	-0.2%
Income tax expense	18.0	16.6	1.4	8.8%	39.9	41.9	(2.0)	-4.9%

Net income	$34.5	$29.9	$4.6	15.2%	$80.3	$78.6	$1.7	2.2%

Less net income attributable to Reciprocal Exchanges	0.8	—	0.8	NM	0.8	—	0.8	NM

Net income attributable to Tower Group, Inc.	$33.7	29.9	3.8	12.5%	$79.5	78.6	0.9	1.2%

NM is shown where percentage change exceeds 500%

Key Measures

Gross premiums written and produced:
Written by Commercial
Insurance and Personal
Insurance segments	$447.6	$282.8	$164.8	58.3%	$1,062.5	$743.5	$319.0	42.9%
Produced by Insurance Services segment	—	0.3	(0.3)	-100.0%	—	11.5	(11.5)	-100.0%

Total	$447.6	$283.1	$164.5	58.1%	$1,062.5	$755.0	$307.5	40.7%

Percent of total revenues:
Net premiums earned	89.4%	87.4%			88.5%	87.4%
Commission and fee income (3)	3.3%	3.1%			3.4%	4.8%
Net investment income	6.9%	8.5%			7.4%	7.5%
Net realized investment gains (losses)	0.4%	1.0%			0.7%	0.3%
(Continued)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010	2009	Change	%	2010	2009	Change	%
	Underwriting Ratios for Commercial and Personal Insurance Segments Combined

Calendar Year Loss Ratios
Gross	60.1%	48.0%			60.2%	52.3%
Net	61.1%	54.0%			61.0%	53.2%
Accident Year Loss Ratio
Net	62.9%	54.1%			61.5%	54.3%
Underwriting Expense Ratios
Gross (5)	30.5%	30.4%			31.1%	30.9%
Net (5)	32.7%	32.7%			33.5%	32.8%
Combined Ratios
Gross	90.6%	78.4%			91.3%	83.2%
Net	93.8%	86.7%			94.5%	86.0%

Return on average equity (4)	12.9%	13.6%			10.2%	16.3%

(1)	Personal Insurance segment underwriting profit includes underwriting results of the Reciprocal Exchanges for the three and nine months ended September 30, 2010.

(2)	Insurance Services segment pretax income for the three and nine months ended September 30, 2010 includes results related to Tower’s management services agreement with the Reciprocal Exchanges.

(3)	Commission and fee income for the three and nine months ended September 30, 2010 excludes management fee income earned by Tower from the Reciprocal Exchanges. These amounts are eliminated in reporting consolidated net income.

(4)	For the three months ended September 30, 2010, the after-tax impact of acquisition-related transaction costs, offset by net realized investment gains, lowered return on average equity by 0.2% and increased return on equity by 0.1% for the nine months ended September 30, 2010. For the three and nine months ended September 30, 2009, the after-tax impact of acquisition-related transaction costs and net realized investment losses increased return on equity by 0.1% and 2.0%, respectively.

(5)	The gross and net underwriting expense ratios include fees paid by the Reciprocal Exchanges to Tower in excess of Tower’s direct costs to service the management services agreement. These fees increased the gross and net expense ratios by 0.9% and 1.0%, respectively, for the three month period ended September 30, 2010, and gross and net expense ratios by 0.3% and 0.4%, respective, for the nine month period ended September 30, 2010.
Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009
Total revenues. Total revenues increased by 65.3% and 46.0%, respectively, for the three and nine months ended September 30, 2010 as compared to the same periods of 2009, primarily due to increased net premiums earned and net investment income resulting from the acquisitions of OBPL in the third quarter of 2010 and of SUA and AequiCap in the fourth quarter of 2009.
Premiums earned. Gross premiums earned in the three and nine months ended September 30, 2010 increased 58.3% and 42.9%, respectively, compared to the same periods in 2009, primarily as a result of the aforementioned acquisitions. Ceded premiums earned increased by a lower percentage than the gross growth percentage as we retained a larger percentage of our gross premiums because of our increased capital base. Accordingly, net premiums earned in the three and nine months ended September 30, 2010 increased by $154.8 million and $298.3 million, respectively, as compared to the same periods in 2009.
Commission and fee income. Commission and fee income increased by $5.9 million in the three month period ended September 30, 2010. This increase is partially attributed to our decision to cede commercial liability premiums on an in-force and renewal basis, effective October 1, 2009. Additionally, the Company recognized additional policy billing fees in connection with the OBPL business. Commission and fee income increased by $1.0 million in the nine month period ended September 30, 2010 due to the increase in ceded premium revenue and policy billing fees. This was offset by a reduction caused by Tower Risk Management Corp. ceasing to produce business on behalf of CPIC subsequent to the CastlePoint acquisition in the first quarter of 2009.
Net investment income and net realized gains (losses). Net investment income increased 34.8% and 42.3%, respectively in the three and nine months ended September 30, 2010 compared to the same periods in 2009. The increase in net investment income resulted from an increase in average cash and invested assets for the three and nine months ended September 30, 2010 as compared to the same periods of 2009. The increase in cash and invested assets resulted primarily from invested assets acquired from the aforementioned acquisitions (reduced by cash used to finance such acquisitions) and to operating cash flows of $214.7 million generated during 2009 and $131.6 million generated during the first nine months of 2010. The positive cash flow from operations was the result of the aforementioned acquisitions and an increase in premiums collected from a growing book of business. The tax equivalent investment yield at amortized cost was 5.1% at September 30, 2010 compared to 5.6% at September 30, 2009. Operating cash invested in 2009 and in 2010 has been affected by a low yield environment, as asset classes other than US Treasuries have experienced tightening spreads, the result of investors reaching for yield in a low interest rate environment. We have increased our investment in high yield securities to reduce the impact of this low rate environment.
Net realized investment gains were $7.6 million for the nine months ended September 30, 2010 compared to gains of $2.3 million in the same period last year. Credit related OTTI losses in the three and nine months ended September 30, 2010 of $0.6 million and $3.5 million respectively were considerably lower than the $11.7 million and $19.0 million, respectively, which were recorded for the comparable periods of 2009.
Loss and loss adjustment expenses. For the nine months ended September 30, 2010 the loss ratio increased 7.8 points due to the impact of losses from the Northeast U.S. Storm occurring during March 13 to March 15, 2010 as well as changing business mix and price competition which was partially offset during the second quarter by lower property losses. The amortization of the reserves risk premium, which was established in connection with the acquisitions completed in 2010 and 2009, reduced consolidated losses by $4.8 million or approximately 0.5 loss ratio points for the nine months ended September 30, 2010.
Operating expenses. Operating expenses were $340.0 million for the nine months ended September 30, 2010, an increase of 41.6% from the same period in 2009, primarily as a result of the aforementioned acquisitions.
Acquisition-related transaction costs. Acquisition-related transaction costs for the three and nine months ended September 30, 2010 were $0.1 million and $1.4 million, respectively, and relate to the acquisition of OBPL. In the comparable periods of the prior year, we recorded acquisition related transaction costs of $2.0 million and $13.3 million, respectively, primarily related to the CastlePoint acquisition.
Interest expense. Interest expense increased by $1.1 million and $2.8 million, respectively, for the three and nine months ended September 30, 2010 compared to the same periods in 2009. Interest expense increased mainly due to interest expense on subordinated debentures which were assumed as a result of the merger with CastlePoint, the issuance of the convertible senior notes in September 2010 and, to a much lesser extent, interest of $0.1 million on the $56 million draw-down under our credit facility on May 24, 2010. The credit facility draw-down was repaid in September 2010.
Other income (expense). Other expense for the nine months ended 2009 included a gain of $7.4 million on the revaluation of the shares owned in CastlePoint at the time of the acquisition. As a result of the acquisition of CastlePoint, we recorded equity in CastlePoint’s net loss of $0.8 million for the period of January 1, 2009 through February 5, 2009. We did not record any other income (expense) items in 2010.
Income tax expense. Income tax expense decreased in 2010 compared to 2009. The effective income tax rate (including state and local taxes) was 33.3% for the nine months ended September 30, 2010, compared to 34.8% for the same period in 2009.The decrease in the effective tax rate for the nine months ended September 30, 2010 was primarily related to an increase in our tax exempt municipal investments.
Net income and return on average equity. Net income and annualized return on average equity were $33.7 million and 12.9% for the three months ended September 30, 2010 compared to $30.0 million and 13.6% for the same period in 2009. The decline in the net income and annualized return on equity in 2010 is primarily due to the increase in incurred loss and LAE described above.
Net income and annualized return on average equity were $79.4 million and 10.2% for the nine months ended September 30, 2010 compared to $78.6 million and 16.3% for the same period in 2009. The decline in the annualized return on equity in 2010 is primarily due to the reduced earnings resulting from higher incurred loss and LAE, including the $17.5 million pre-tax charge for the Northeast U.S. Storm occurring during March 13 to March 15, 2010.

Commercial Insurance Segment Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2010	2009	Change	Percent	2010	2009	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$272.4	$226.7	$45.7	20.2%	$825.1	$637.5	$187.6	29.4%
Less: ceded premiums earned	(38.6)	(31.3)	(7.3)	23.3%	(132.2)	(102.0)	(30.2)	29.6%

Net premiums earned	233.8	195.4	38.4	19.7%	692.9	535.5	157.4	29.4%
Ceding commission revenue	9.2	5.9	3.3	56.0%	27.8	23.8	4.0	16.7%
Policy billing fees	0.7	0.7	—	-3.6%	2.0	1.6	0.4	22.9%

Total revenue	243.7	202.0	41.7	20.6%	722.7	560.9	161.8	28.9%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	172.9	103.3	69.6	67.4%	510.4	338.3	172.1	50.9%
Less: ceded loss and loss adjustment expenses	(24.5)	(1.4)	(23.1)	NM	(80.5)	(52.1)	(28.4)	54.4%

Net loss and loss adjustment expenses	148.4	101.9	46.5	45.7%	429.9	286.2	143.7	50.2%
Underwriting expenses
Direct commission expenses	52.6	43.9	8.7	19.8%	153.3	128.3	25.0	19.5%
Other underwriting expenses	38.4	26.9	11.5	43.0%	110.0	72.4	37.6	51.9%

Total underwriting expenses	91.0	70.8	20.2	28.6%	263.3	200.7	62.6	31.2%

Underwriting profit	$4.3	$29.3	$(25.0)	-85.2%	$29.5	$74.0	$(44.5)	-60.2%

Key Measures
Premiums written
Gross premiums written	$279.1	$232.8	$46.3	19.9%	$806.4	$615.0	$191.4	31.1%
Less: ceded premiums written	(29.8)	(17.6)	(12.2)	NM	(97.2)	(49.1)	(48.1)	97.8%

Net premiums written	$249.3	$215.2	$34.1	15.9%	$709.2	$565.9	$143.3	25.3%

NM shown where percentage change exceeds 500%

Ceded premiums as a percent of gross premiums
Written	10.7%	7.6%			12.1%	8.0%
Earned	14.2%	13.8%			16.0%	16.0%
Calendar Year Loss Ratios
Gross	63.5%	45.6%			61.9%	53.1%
Net	63.5%	52.1%			62.0%	53.4%
Accident Year Loss Ratio
Net	64.1%	54.0%			61.7%	55.5%
Underwriting Expense Ratios
Gross	33.1%	30.9%			31.7%	31.2%
Net	34.7%	32.8%			33.7%	32.7%
Combined Ratios
Gross	96.6%	76.5%			93.6%	84.3%
Net	98.2%	84.9%			95.7%	86.1%

Commercial Insurance Segment Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009
Gross premiums. Commercial Insurance gross premium written increased by $46.3 million and $191.4 million for the three months and nine months ended September 30, 2010, respectively, compared to the same periods last year. The increase in both the three and nine months ended September 30, 2010 was primarily due to the acquisition of SUA in November 2009 and, to a lesser extent, the acquisition of CastlePoint and Hermitage in February 2009. These increases were slightly offset by the reduction of third-party reinsurance written by CPRe.

Renewal retention, particularly for small policies, continued to offset a challenging market environment for new business. We restricted underwriting in some of our programs and for middle to larger policies, which resulted in a decline in premiums from these customer types. Written premiums decreased $10.5 million on program business for the three months ended September 30, 2010. Excluding programs, renewal retention rate was 80% and 78%, respectively, for the three and nine months ended September 30, 2010. Premiums on renewed Commercial business, other than programs, increased 0.2%. Excluding programs, policies in-force for our Commercial business increased by 10.0% as of September 30, 2010 compared to September 30, 2009.
Ceded premiums. Ceded premiums written and earned were $29.8 million and $38.6 million, respectively, for the three months ended September 30, 2010 and were $97.2 million and $132.2 million, respectively, for the nine months ended September 30, 2010. The increase in ceded premiums written and earned for the three and nine months ended September 30, 2010 compared to the same periods of 2009 was a result of our decision to cede Commercial liability premiums on an in-force new and renewal basis, effective October 1, 2009. In the first nine months of 2009, we did not cede any premiums written to our quota share reinsurers, which included CPRe prior to the acquisition on February 5, 2009.
Catastrophe reinsurance ceded premiums were $15.7 million for the nine months ended September 30, 2010 compared to $13.7 million for the same period in 2009. The increase in catastrophe costs in 2010 primarily resulted from property exposure and modestly higher cost of catastrophe coverage.
Net premiums. The change in net premiums written and earned increased in line with increases in gross premiums that were driven primarily by the acquisition of SUA and the aforementioned increase in ceded premiums.
Ceding commission revenue. Ceding commission revenue increased for the three and nine months ended September 30, 2010 by $3.3 million and $4.0 million compared to the same periods in 2009. The increase was a result of our decision to cede Commercial liability premiums on an in-force and new and renewal basis, effective October 1, 2009. Ceding commission revenue was reduced by $.07 million and $2.1 million for the three and nine months ended September 30, 2010 as a result of increases in ceded loss ratios on prior year’s quota share treaties.
Loss and loss adjustment expenses and loss ratio. The net loss ratio increased by 8.6 percentage points for the nine months ended September 30, 2010 as compared to the same period in 2009. The increase in the net loss ratio for the nine months is largely due to more competitive market conditions. Also impacting the current period loss ratio are winter storms in March 2010 that added $6.0 million in incurred losses.
Underwriting expenses and underwriting expense ratio. Underwriting expenses include direct commissions and other underwriting expenses. The increase in underwriting expenses was due to the increase in gross premiums earned, which was primarily due to the SUA, CastlePoint and Hermitage acquisitions. The gross underwriting expense ratio was 33.1% and 31.7% for the three and nine months ended September 30, 2010 as compared to 30.9% and 31.2% for the same periods last year. The net expense ratio was 34.7% and 33.7% for the three and nine months ended September 30, 2010 as compared to 32.8% and 32.7% for the same periods last year.
The other underwriting expense (“OUE”) ratio, which includes boards, bureaus and taxes (“BB&T”), was 13.8% and 13.1% for the three and nine months ended September 30, 2010 compared to 11.5% and 11.1% for the same periods in 2009. Our investment in technology and overall integration efforts have increased given the previously mentioned acquisitions over the past eighteen months which were mainly Commercial Lines focused. With the recent acquisition of the OBPL business, some of the resources and associated costs are expected to be redeployed to the Personal Lines segment in the near future. Compensation-related costs of $2.1 million were incurred in connection with staff reductions related to ongoing restructuring and closing of acquired offices.
The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 19.3% and 18.6% for the three and nine months ended September 30, 2010 compared to 19.4% and 20.1% for the same periods last year. The decrease in commission rate for the year to date 2010 period resulted from significantly higher amortization costs in 2009 for the value of business acquired (“VOBA”) of CastlePoint.
Underwriting profit and combined ratio. The net combined ratios were 98.2% and 95.7% for the three and nine months ended September 30, 2010, respectively, and 84.9% and 86.1% for the three and nine months ended September 30, 2009, respectively. The increase in the combined ratio for the nine months resulted from an increase in the net loss ratio due to catastrophe losses, softer market conditions and increases in the net expense ratios as describe above.

Personal Insurance Segment Results of Operations

	Three Months Ended September 30,
	2010
		Reciprocal
($ in millions)	Tower	Exchanges	Total	2009	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$113.6	56.0	$169.6	$37.1	$132.5	357.4%
Less: ceded premiums earned	(14.6)	(9.9)	(24.5)	(8.5)	(16.0)	190.2%

Net premiums earned	99.0	46.1	145.1	28.6	116.5	406.8%
Ceding commission revenue	0.7	1.0	1.7	1.0	0.7	65.7%
Policy billing fees	1.0	0.2	1.2	0.2	1.0	NM

Total	100.7	47.3	148.0	29.8	118.2	396.1%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	51.9	41.0	92.9	23.2	69.7	300.5%
Less: ceded loss and loss adjustment expenses	(3.5)	(6.3)	(9.8)	(4.2)	(5.6)	133.3%

Net loss and loss adjustment expenses	48.4	34.7	83.1	19.0	64.1	337.3%

Underwriting expenses
Direct commission expense	20.2	8.3	28.5	6.3	22.2	349.8%
Other underwriting expenses	12.6	4.5	17.1	4.1	13.0	319.5%

Total underwriting expenses	32.8	12.8	45.6	10.4	35.2	337.9%

Underwriting profit (loss)	19.5	(0.2)	19.3	0.4	18.9	NM

Key Measures
Premiums written
Gross premiums written	$112.2	$56.2	$168.4	$50.0	$118.4	236.6%
Less: ceded premiums written	(15.4)	(12.7)	(28.1)	(6.6)	(21.5)	328.2%

Net premiums written	$96.8	$43.5	$140.3	$43.4	$96.9	222.7%

NM is shown where percentage change exceeds 500%

Ceded premiums as a percent of gross premiums
Written	13.7%	22.6%	16.7%	13.2%
Earned	12.9%	17.7%	14.4%	22.9%
Calendar Year Loss Ratios
Gross	45.7%	73.2%	54.8%	62.5%
Net	48.9%	75.3%	57.3%	66.4%
Accident Year Loss Ratio
Net	54.2%	75.3%	60.9%	55.2%
Underwriting Expense Ratios
Gross	27.9%	22.7%	26.2%	27.6%
Net	31.4%	25.3%	29.5%	32.2%
Combined Ratios
Gross	73.6%	95.9%	81.0%	90.1%
Net	80.3%	100.6%	86.8%	98.6%

Personal Insurance Segment Results of Operations (Continued)

	Nine Months Ended September 30,
	2010
		Reciprocal
($ in millions)	Tower	Exchanges	Total	2009	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$203.6	56.0	$259.6	$110.0	$149.6	136.0%
Less: ceded premiums earned	(22.7)	(9.9)	(32.6)	(23.9)	(8.7)	36.7%

Net premiums earned	180.9	46.1	227.0	86.1	140.9	172.7%
Ceding commission revenue	0.7	1.0	1.7	3.9	(2.2)	-54.6%
Policy billing fees	1.5	0.2	1.7	0.5	1.2	210.8%

Total	183.1	47.3	230.4	90.5	139.9	328.9%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	101.6	41.0	142.6	52.7	89.9	170.7%
Less: ceded loss and loss adjustment expenses	(5.5)	(6.3)	(11.8)	(7.9)	(3.9)	49.7%

Net loss and loss adjustment expenses	96.1	34.7	130.8	44.8	86.0	220.4%
Underwriting expenses
Direct commission expense	35.9	8.3	44.2	20.3	23.9	117.9%
Other underwriting expenses	29.0	4.5	33.5	12.2	21.3	175.6%

Total underwriting expenses	64.9	12.8	77.7	32.5	45.2	139.5%

Underwriting profit (loss)	22.1	(0.2)	21.9	$13.2	$8.7	-31.0%

Key Measures
Premiums written
Gross premiums written	$199.9	$56.2	$256.1	$128.5	$127.6	99.2%
Less: ceded premiums written	(23.2)	(12.7)	(35.9)	(13.6)	(22.3)	164.0%

Net premiums written	$176.7	$43.5	$220.2	$114.9	$105.3	91.6%

NM is shown where percentage change exceeds 500%

Ceded premiums as a percent of gross premiums
Written	11.6%	22.6%	14.0%	10.6%
Earned	11.1%	17.7%	12.6%	21.7%
Calendar Year Loss Ratios
Gross	49.9%	73.2%	54.9%	47.9%
Net	53.1%	75.3%	57.6%	52.0%
Accident Year Loss Ratio
Net	57.0%	75.3%	60.7%	47.3%
Underwriting Expense Ratios
Gross	31.1%	22.7%	29.3%	29.0%
Net	34.6%	25.3%	32.8%	32.6%
Combined Ratios
Gross	81.0%	95.9%	84.2%	76.9%
Net	87.7%	100.6%	90.4%	84.6%

Personal Insurance Segment Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009
Gross premiums. Gross written premiums increased for the three and nine months ended September 30, 2010 by $118.4 million and $127.6 million compared to the same periods in 2009. The acquisition of OBPL accounted for $116.2 million of this increase for the three and nine months ended September 30, 2010 and the remaining increase was attributable to general growth in our personal lines business.
The increase in gross premiums earned for the three and nine months ended September 30, 2010 mirrors the growth in written premiums. The OBPL acquisition added $117.8 million of gross premiums earned for both the three and nine months ended September 30, 2010.
Ceded premiums. Ceded premiums written and earned were $28.1 million and $24.5 million, respectively, for the three months ended September 30, 2010 and were $35.9 million and $32.6 million, respectively, for the nine months ended September 30, 2010. The increase in ceded premiums written and ceded premiums earned for the three and nine months ended September 30, 2010 as compared to the same periods of the prior year is primarily attributed to OBPL ceded premiums written and earned of $22.5 million and $18.6 million, respectively, for the three months ended September 30, 2010.
Catastrophe ceded premiums written were $11.6 million for the nine month periods ended September 30, 2010 compared to $10.4 for the same periods, respectively, in the prior periods. The increase in catastrophe ceded premiums is primarily attributed to $2.6 million for OBPL.
Net premiums. Net premiums written increased by $105.3 million to $220.2 million for the nine months ended September 30, 2010, as compared to the same period of the prior year. The acquisition of OBPL accounted for $93.7 million of this increase for the nine months ended September 30, 2010, and the remaining increase is attributable to general growth in our personal lines business.
Ceding commission revenue. Ceding commission revenue, as a percentage of ceded premiums written and earned declined from the three month and nine month periods ended September 30, 2009 to 2010. This decline is primarily attributed to the acquisition of OBPL. In recording the fair value adjustments on acquisition, the Company’s VOBA was established as the value of business acquired, offset by embedded ceding commissions, as of July 1, 2010. Accordingly, the fair value of deferred ceding commissions was recorded at zero. VOBA is being amortized into commission expense in proportion to the earnings of the business acquired. Ceding commission revenue as a percentage of ceded premiums written and earned is expected to increase in the fourth quarter 2010 as we earn the ceded commission revenue for business written in the third quarter 2010.
Loss and loss adjustment expenses. The net loss ratio decreased by 9.1 percentage points for the three months ended September 30, 2010 compared to the same period in 2009 and increased by 5.6 points for the nine months ended September 30, 2010 as compared to the same period in 2009. The increase in loss ratio for the nine month period reflects winter storms in March 2010 that added approximately $12.0 million in incurred losses and increased the loss ratio by 13.9 points.
For the three and nine month periods, the loss ratio includes better than expected prior year development on the personal lines business including the personal automobile business acquired from OneBeacon. Aggregate favorable development recorded in the quarter for the segment was $5.0 million.
Underwriting expenses and underwriting expense ratio. The increase in underwriting expenses results from the increase in gross premiums earned, primarily related to the OBPL acquisition. The gross underwriting expense ratios of 26.2% and 29.3% for the three and nine months ended September 30, 2010 and net underwriting expense ratios of 29.5% and 32.8% declined from the respective ratios in the third quarter of 21010 compared to 2009, and was relatively flat for the nine month periods in 2010 compared to 2009.
The commission portion of the gross underwriting expense ratio was 16.8% and 17.0% for the three and nine months ended September 30, 2010 compared to 17.1% and 18.5% for the same periods last year. The other underwriting expense (“OUE”) ratio, which includes boards, bureaus and taxes (“BB&T”), was 9.4% and 12.3% for the three and nine months ended September 30, 2010 compared to 10.5% and 10.6% for the same periods last year. The decrease in the OUE expense ratio resulted from the Company deferring third quarter acquisition costs relating to OBPL with no offsetting expense as VOBA associated with the acquired business was amortized in commission expense. The increase in the OUE expense ratio for the nine month period is due to the integration efforts associated with the OBPL acquisition.
If the commission expense and OUE were adjusted for their implied amounts in the VOBA amortization, gross underwriting expense ratios would have been 28.3% and 29.2% for the three and nine month periods ended September 30, 2010, modestly higher than the corresponding ratio in 2009.
The net underwriting expense ratios were 29.5% and 32.8% for the three and nine months ended September 30, 2010 as compared to 32.2% and 32.6% for the comparable periods in 2009.

Underwriting profit and combined ratio. The increase in underwriting profit for the three months and nine months ended September 30, 2010 primarily resulted from the OBPL business and the decline in loss ratios. Changes in combined ratio reflect the changes in the loss ratio and the expense ratio for reasons described above.

Insurance Services Segment Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2010	2009	Change	Percent	2010	2009	Change	Percent

Revenue
Direct commission revenue from managing general agency	$(0.1)	$(0.3)	$0.2	-57.8%	$(0.6)	$2.0	$(2.6)	-127.5%
Management fee income	7.9	—	7.9	0.0%	7.9	—	7.9	0.0%
Reinsurance intermediary fees	0.6	0.4	0.2	43.6%	1.4	0.7	0.7	92.3%
Other revenue	0.6	0.1	0.5	NM	1.1	1.5	(0.4)	-29.0%

Total revenue	9.0	0.2	8.8	NM	9.8	4.2	5.6	129.2%

Expenses
Direct commission expenses paid to producers	0.1	0.1	—	-8.9%	0.3	1.7	(1.4)	-81.4%
Other insurance services expenses	3.8	—	3.8	NM	4.3	1.0	3.3	320.4%
Claims expense reimbursement to TICNY	—	0.1	(0.1)	-87.3%	—	1.1	(1.1)	-98.4%

Total expenses	3.9	0.2	3.7	NM	4.6	3.8	0.8	23.7%

Insurance services pre-tax income	$5.1	$—	$5.1	-100.0%	$5.2	$0.4	$4.8	0.0%

NM is shown where percentage change exceeds 500%
Insurance Services Segment Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009
Total revenue. The increase in total revenue for the three and nine months ended September 30, 2010 compared to the same periods in the prior year was primarily due to the management fee income earned by Tower for underwriting, claims, investment management and other services provided to the Reciprocal Exchanges pursuant to a management services agreement with the Reciprocal Exchanges. The management fee income is calculated as a percentage of the Reciprocal Exchanges’ gross written premiums.
Total expenses. The increase in total expenses for the three and nine months ended September 30, 2010 compared to the same periods in the prior year was primarily due to the costs incurred under the management services agreement between Tower and the Reciprocal Exchanges.

Investments
Portfolio Summary
The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of September 30, 2010 and December 31, 2009:

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
($ in thousands)	Cost	Gains	Months	Months	Value	Value

September 30, 2010
U.S. Treasury securities	$44,332	$1,801	$—	$—	$46,133	1.8%
U.S. Agency securities	90,871	1,585	(178)	—	92,278	3.6%
Municipal bonds	574,128	38,680	(165)	(60)	612,583	23.8%
Corporate and other bonds	942,956	61,785	(572)	(62)	1,004,107	39.0%
Commercial, residential and asset-backed securities	712,993	43,379	(5,217)	(130)	751,025	29.2%

Total fixed-maturity securities	2,365,280	147,230	(6,132)	(252)	2,506,126	97.4%
Equity securities	37,105	3,554	(32)	(147)	40,480	1.6%
Short-term investments	26,656	246	—	—	26,902	1.0%

Total, September 30, 2010	$2,429,041	$151,030	$(6,164)	$(399)	$2,573,508	100.0%

Tower	$2,122,209	$141,255	$(6,159)	$(399)	$2,256,906	87.7%
Reciprocal Exchanges	306,832	9,775	(5)	—	316,602	12.3%

Total, September 30, 2010	$2,429,041	$151,030	$(6,164)	$(399)	$2,573,508	100.0%

December 31, 2009
U.S. Treasury securities	$73,281	$235	$(225)	$—	$73,291	3.9%
U.S. Agency securities	40,063	134	(214)	—	39,983	2.1%
Municipal bonds	508,204	18,241	(587)	(143)	525,715	27.7%
Corporate and other bonds	589,973	27,934	(1,054)	(1,732)	615,121	32.4%
Commercial, residential and asset-backed securities	517,596	25,834	(1,691)	(12,253)	529,486	27.9%

Total fixed-maturity securities	1,729,117	72,378	(3,771)	(14,128)	1,783,596	94.0%
Equity securities	78,051	997	(1,591)	(724)	76,733	4.1%
Short-term investments	36,500	—	—	—	36,500	1.9%

Total	$1,843,668	$73,375	$(5,362)	$(14,852)	$1,896,829	100.0%

Credit Rating of Fixed-Maturity Securities
The average credit rating of our fixed-maturity securities, using ratings assigned to securities by Standard & Poor’s, was AA- at September 30, 2010 and December 31, 2009. The following table shows the ratings distribution of our fixed-maturity portfolio:

	September 30, 2010		December 31, 2009
		Percentage		Percentage
		of Fair		of Fair
($ in thousands)	Fair Value	Value	Fair Value	Value

Rating
U.S. Treasury securities	$46,133	1.8%	$73,291	4.1%
AAA	923,673	36.9%	597,932	33.5%
AA	417,530	16.7%	377,283	21.2%
A	619,419	24.7%	400,639	22.5%
BBB	221,032	8.8%	165,173	9.2%
Below BBB	278,339	11.1%	169,278	9.5%

Total	$2,506,126	100.0%	$1,783,596	100.0%

Tower	$2,189,524	87.4%	$1,783,596	100.0%
Reciprocal Exchanges	316,602	12.6%	—	0.0%

Total	$2,506,126	100.0%	$1,783,596	100.0%

Fixed-Maturity Investments with Third Party Guarantees
At September 30, 2010, $239.7 million of our municipal bonds, at fair value, were guaranteed by third parties from a total of $2.5 billion, at fair value, of all fixed-maturity securities held by us. The amount of securities guaranteed by third parties along with the credit rating with and without the guarantee is as follows:

	With	Without
($ in thousands)	Guarantee	Guarantee

AAA	$11,986	$11,986
AA	175,718	155,342
A	44,349	63,287
BBB	6,233	—
BB	959	3,596
No underlying rating	480	5,514

Total	$239,725	$239,725

Tower	$237,692	$237,692
Reciprocal Exchanges	2,033	2,033

Total	$239,725	$239,725

The securities guaranteed, by guarantor, are as follows:

	Guaranteed	Percent
($ in thousands)	Amount	of Total

National Public Finance Guarantee Corp.	$96,428	40.2%
Assured Guaranty Municipal Corp.	85,950	35.9%
Ambac Financial Corp.	41,935	17.5%
FGIC Corp.	6,097	2.5%
Berkshire Hathaway Assurance Corp.	6,030	2.5%
Others	3,285	1.4%

Total	$239,725	100.0%

Tower	$237,692	99.2%
Reciprocal Exchanges	2,033	0.8%

Total	$239,725	100.0%

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
As of September 30, 2010, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.
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
In certain instances, we deemed it necessary to utilize Level 3 pricing over prices available through pricing services used throughout 2009 and 2010. In the periods of market dislocation, the ability to observe stable prices and inputs may be reduced for some instruments as currently is the case for certain non-agency residential, commercial mortgage-backed securities and asset-backed securities.
A number of our Level 3 investments have also been written down as a result of our impairment analysis. At September 30, 2010, there were 13 securities that were priced in Level 3 with a fair value of $3.1 million and an unrealized gain of $0.8 million.
As more fully described in Note 5 to our Consolidated Financial Statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position, including but not limited to residential and commercial mortgage-backed securities, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration, and are temporary in nature.
Refer to Note 6 to the Consolidated Financial Statements for a description of the valuation methodology utilized to value Level 3 assets, how the valuation methodology is validated and an analysis of the change in fair value of Level 3 assets. As of September 30, 2010, the fair value of Level 3 assets as a percentage of our total assets carried at fair value was as follows:

			Level 3 Assets
	Assets Carried at		as a Percentage of
	Fair Value at	Fair Value of	Total Assets Carried
($ in thousands)	September 30, 2010	Level 3 Assets	at Fair Value

Fixed-maturity investments	$2,506,126	$3,105	0.1%
Equity investments	40,480	—
Short-term investments	26,902	—

Total investments available for sale	2,573,508	3,105	0.1%
Cash and cash equivalents	118,436	—

Total	$2,691,944	$3,105	0.1%

Unrealized Losses
In the third quarter of 2010, the rally in the markets continued. Over the last nine months, there has been a notable return of investor risk appetite. As a result, spread sectors have continued to benefit from further improvement in economic data as investors seek out higher yielding investments. CMBS was the strongest performing sector in the nine months ended September 30, 2010.
Changes in interest rates directly impact the fair value of our fixed maturity portfolio. We regularly review both our fixed-maturity and equity portfolios to evaluate the necessity of recording impairment losses for other-than temporary declines in the fair value of investments.

The following table presents information regarding our invested assets that were in an unrealized loss position at September 30, 2010 and December 31, 2009 by amount of time in a continuous unrealized loss position:

	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Aggregate	Unrealized
($ in thousands)	No.	Value	Losses	No.	Value	Losses	No.	Fair Value	Losses

September 30, 2010
U.S. Agency securities	20	$65,996	$(178)	—	$—	$—	20	$65,996	$(178)
Municipal bonds	12	14,571	(165)	1	980	(60)	13	15,551	(225)
Corporate and other bonds
Finance	18	6,329	(234)	2	641	(18)	20	6,970	(252)
Industrial	95	28,831	(296)	3	842	(44)	98	29,673	(340)
Utilities	8	1,704	(42)	—	—	—	8	1,704	(42)
Commercial mortgage- backed securities	24	17,866	(2,337)	—	—	—	24	17,866	(2,337)
Residential mortgage- backed securities
Agency backed	77	101,624	(746)	—	—	—	77	101,624	(746)
Non-agency backed	16	7,291	(1,603)	5	1,771	(128)	21	9,062	(1,731)
Asset-backed securities	12	16,928	(531)	1	177	(2)	13	17,105	(533)

Total fixed-maturity securities	282	261,140	(6,132)	12	4,411	(252)	294	265,551	(6,384)
Preferred stocks	2	2,226	(32)	5	3,404	(147)	7	5,630	(179)

Total, September 30, 2010	284	$263,366	$(6,164)	17	$7,815	$(399)	301	$271,181	$(6,563)

Tower	281	$258,250	$(6,159)	17	$7,815	$(399)	298	$266,065	$(6,558)
Reciprocal Exchanges	3	5,116	(5)	—	—	—	3	5,116	(5)

Total, September 30, 2010	284	$263,366	$(6,164)	17	$7,815	$(399)	301	$271,181	$(6,563)

December 31, 2009
U.S. Treasury securities	24	$43,421	$(225)	—	$—	$—	24	$43,421	$(225)
U.S. Agency securities	21	27,652	(214)	—	—	—	21	27,652	(214)
Municipal bonds	42	50,526	(587)	5	2,569	(143)	47	53,095	(730)
Corporate and other bonds
Finance	32	28,342	(291)	20	14,906	(1,099)	52	43,248	(1,390)
Industrial	104	69,475	(726)	25	14,563	(608)	129	84,038	(1,334)
Utilities	6	3,575	(37)	2	625	(25)	8	4,200	(62)
Commercial mortgage- backed securities	20	25,810	(598)	27	22,904	(8,138)	47	48,714	(8,736)
Residential mortgage- backed securities
Agency backed	43	79,005	(963)	—	—	—	43	79,005	(963)
Non-agency backed	4	1,081	(14)	37	19,672	(2,910)	41	20,753	(2,924)
Asset-backed securities	5	334	(116)	11	2,962	(1,205)	16	3,296	(1,321)

Total fixed-maturity securities	301	329,221	(3,771)	127	78,201	(14,128)	428	407,422	(17,899)
Preferred stocks	87	59,243	(1,441)	6	4,827	(724)	93	64,070	(2,165)
Common stocks	4	31	(150)	—	—	—	4	31	(150)

Total, December 31, 2009	392	$388,495	$(5,362)	133	$83,028	$(14,852)	525	$471,523	$(20,214)

At September 30, 2010, the unrealized losses for fixed-maturity securities were primarily in our investments in commercial mortgage-backed securities, and residential non-agency mortgage-backed securities.
The following table shows the number of securities, fair value, unrealized loss amount and percentage below amortized cost and the ratio of fair value by security rating as of September 30, 2010:

			Unrealized Loss
				Percent of	Fair Value by Security Rating
		Fair		Amortized					BB or
($ in thousands)	Count	Value	Amount	Cost	AAA	AA	A	BBB	Lower

U.S. Agency securities	20	$65,996	$(178)	0%	100%	0%	0%	0%	0%
Municipal bonds	13	15,551	(225)	-1%	14%	62%	15%	3%	6%
Corporate and other bonds	126	38,347	(634)	-2%	2%	1%	35%	6%	56%
Commercial mortgage- backed securities	24	17,866	(2,337)	-12%	63%	0%	0%	7%	30%
Residential mortgage-backed securities	98	110,686	(2,477)	-2%	93%	2%	0%	1%	4%
Asset-backed securities	13	17,105	(533)	-3%	91%	3%	2%	0%	4%
Equities	7	5,630	(179)	-3%	0%	0%	0%	31%	69%

See Note 5—“Investments” in our unaudited financial statements for further information about impairment testing and other-than-temporary impairments.
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
Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Nine Months Ended
	September 30,
($ in thousands)	2010	2009

Cash provided by (used in):
Operating activities	$131,581	$133,595
Investing activities	(215,289)	(111,840)
Financing activities	37,262	(7,383)

Net increase in cash and cash equivalents	(46,446)	14,372
Cash and cash equivalents, beginning of year	164,882	136,253

Cash and cash equivalents, end of period	$118,436	$150,625

For the nine months ended September 30, 2010, net cash provided by operating activities was $131.6 million as compared to $133.6 million for the same period in 2009. The decrease in cash flow for the nine months ended September 30, 2010 primarily resulted from increased claims payments offset by reductions in cash paid for income taxes attributed to 2009 tax overpayments and increased tax deductions in 2010 relating to capital losses for the sale of certain fixed income securities.
Net cash flows used in investing activities were $215.3 million for the nine months ended September 30, 2010 compared to $111.8 million used for the nine months ended September 30, 2009. The nine months ended September 30, 2009 included net cash acquired of $200.1 million with the acquisitions of CastlePoint and Hermitage whereas for the nine months ended September 30, 2010 we used $151.9 million net cash to acquire OBPL. The remaining cash flows in both years primarily related to purchases and sales of fixed-maturity securities and preferred stock.

The net cash flows provided by financing activities for the nine months ended September 30, 2010 are primarily the result of new borrowings of $145.6 million from the issuance of our convertible senior notes, reduced by the repurchase of common stock for $83.9 million and dividends of $11.4 million
Our insurance companies are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. As of September 30, 2010, the maximum amount of distributions that our insurance companies could pay to us without approval of their domiciliary Insurance Departments was approximately $25.9 million. In addition, we can return capital of approximately $39.3 million from CPRe without permission from the Bermuda Monetary Authority.
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
Fees payable by the Company under the credit facility include a fee on the daily unused portion of each letter of credit, a letter of credit fronting fee with respect to each fronted letter of credit and a commitment fee
As of September 30, 2010, the Company had no outstanding balance under this credit facility
We believe that the cash flow generated by the operating activities of our subsidiaries, combined with other available capital sources, will provide sufficient funds for us to meet our liquidity needs over the next twelve months. Beyond the next twelve months, cash flow available to us may be influenced by a variety of factors, including general economic conditions and conditions in the insurance and reinsurance markets, as well as fluctuations from year to year in claims experience.
Our capital resources consist of funds deployed or available to be deployed to support our business operations. At September 30, 2010 and December 31, 2009, our capital resources were as follows:

	September 30,	December 31,
($ in thousands)	2010	2009

Outstanding under credit facility	$—	$—
Subordinated debentures	235,058	235,058
Convertible Senior Notes	138,579	—
Tower Group, Inc. stockholders’ equity	1,093,939	1,050,501

Total capitalization	$1,467,576	$1,285,559

Ratio of debt to total capitalization	25.5%	18.3%

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
As part of Tower’s capital management strategy, the Board of Directors approved a $100.0 million share repurchase program on February 26, 2010. Purchases are permitted from time to time at prevailing prices in open market or privately negotiated transactions. The share repurchase program has no expiration date. The timing and amount of purchases under the program depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. During the three and nine months ended September 30, 2010, 1.7 million and 3.9 million shares of common stock were purchased under this program at an aggregate consideration of $36.7 million and $83.9 million, respectively
We may seek to raise additional capital or may seek to return additional capital to our stockholders through share repurchases, cash dividends or other methods (or a combination of such methods). Any such determination will be at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions, rating agency requirements, credit facility limitations and such other factors as our board of directors deems relevant.
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
Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities, although conditions affecting particular asset classes (such as conditions in the commercial and housing markets that affect commercial and residential mortgage-backed securities) can also be significant sources of market risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed-maturity securities as of September 30, 2010 was $2.5 billion.
For fixed-maturity securities, short-term liquidity needs and potential liquidity needs for our business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates as discussed more fully below under sensitivity analysis.
As of September 30, 2010, we had a total of $59.8 million of outstanding floating rate subordinated debentures underlying our trust preferred securities issued by our wholly owned statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase, as more fully discussed below under sensitivity analysis.
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
For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of September 30, 2010.

The following table summarizes the estimated change in fair value on our fixed-maturity portfolio including preferred stocks and short-term investments based on specific changes in interest rates as of September 30, 2010:

	Estimated	Estimated
	Increase	Percentage
	(Decrease)	Increase
	in Fair Value	(Decrease)
Change in interest rate	(in thousands)	in Fair Value

300 basis point rise	$(313,622)	-11.9%
200 basis point rise	(200,083)	-7.6%
100 basis point rise	(128,096)	-4.8%
As of September 30, 2010	—	0.0%
100 basis point decline	128,890	4.9%
The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $128.1 million or (4.8%) based on a 100 basis point increase in interest rates as of September 30, 2010. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed-maturity investments.
Interest expense would also be affected by a hypothetical change in interest rates. As of September 30, 2010 we had $59.8 million of floating rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by $0.6 million, pre-tax, a 200 basis point increase would increase interest expense by $1.2 million, pre-tax, and a 300 basis point increase would increase interest expense by $1.8 million, pre-tax.
With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be an adjustment to amortization for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage-backed securities holdings had been purchased at significant discounts or premiums to par value. As of September 30, 2010, the par value of our residential mortgage-backed securities holdings was $457.2 million and the amortized cost of our residential mortgage-backed securities holdings was $452.9 million. This equates to an average price of 99.1% of par. Historically, few of our mortgage-backed securities were purchased at more than three points (below 97% and above 103%) from par, thus an adjustment in accordance with this GAAP guidance would not have a significant effect on investment income. However, since many of our non-investment grade mortgage-backed securities have been impaired as a result of adverse cash flows, the required adjustment to book yield can have a significant effect on our future investment income.
Furthermore, significant hypothetical changes in interest rates in either direction can affect principal redemptions, and therefore investment income, because of the residual mortgage securities in the portfolio. The residential mortgage-backed securities portion of the fixed-maturity securities portfolio totaled 18.5% as of September 30, 2010. Of this total, 93.3% was in agency pass through securities, which have the highest amount of prepayment risk from declining rates. The remainder of our mortgage-backed securities portfolio is invested in agency planned amortization class collateralized mortgage obligations, non-agency residential non-accelerating securities, and commercial mortgage-backed securities.
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

Changes in internal control over financial reporting
On November 13, 2009, we completed our acquisition of SUA. SUA has been fully integrated into our Sarbanes Oxley program for internal controls over financial reporting and Section 404 compliance. On July 1, 2010, we completed the acquisition of OBPL. We are in the process of integrating OBPL’s operations, including internal controls over financial reporting, and extending our Section 404 compliance program to this business. OBPL accounted for 20.2% of assets and 5.8% of net income of the Company as of and for the three months ended September 30, 2010.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings
On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (“TICNY”), a wholly-owned subsidiary of Tower Group, Inc., in the United States District Court for the District of New Jersey seeking, inter alia, to recover approximately $6.1 million under various retrocessional contracts pursuant to which TICNY reinsures Munich. On June 22, 2009, TICNY filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover approximately $2.8 million under various reinsurance contracts pursuant to which Munich reinsures TICNY. A separate action commenced by Munich against TICNY on June 17, 2009 in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access to TICNY’s books and records pertaining to various quota share agreements, to which TICNY filed its answer on July 7, 2009, was subsequently dismissed pursuant to the stipulation of the parties on March 17, 2010. The parties are currently engaged in discovery and the Company is therefore unable to assess the likelihood of any particular outcome.
On May 12, 2010, Mirabilis Ventures, Inc. (“Mirabilis”) commenced an action against Specialty Underwriters’ Alliance Insurance Co. (“SUA”, now known as CastlePoint National Insurance Company (“CNIC”), a subsidiary of Tower Group, Inc.) and Universal Reinsurance Co., Ltd., an unrelated entity, in the United States District Court for the Middle District of Florida. The Complaint is based upon a Worker’s Compensation/Employer’s Liability policy issued by SUA to AEM, Inc. (“AEM”), to whose legal rights Mirabilis is alleged to have succeeded as a result of the Chapter 11 bankruptcy of AEM. The Complaint, which includes claims against SUA for breach of contract and breach of the duty of good faith, alleges that SUA failed to properly audit AEM’s operations to determine AEM’s worker’s compensation exposure for two policy years, in order to compute the premium owed by AEM, such that SUA owes Mirabilis the principal sum of $3.4 million for one policy year and $0.6 million for the other policy year, plus interest and costs. On July 30, 2010, CNIC filed its answer in which it asserted nine separate counterclaims, to which Mirabilis responded on September 3, 2010. The litigation is only in its preliminary stage and the Company is therefore unable to assess the likelihood of any particular outcome.
Item 1A. Risk Factors
In connection with the Company’s private offering of senior notes completed on September 15, 2010, the Company filed a Current Report on Form 8-K on September 14, 2010 with the SEC (the “September 8-K”) that contained updated risk factors. These updated risk factors are incorporated by reference into this Quarterly Report from Item 8.01 to the September 8-K and supplement the risk factors described in Part 1, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2010, the Company purchased 761 shares of its common stock from employees in connection with the vesting of restricted stock issued in connection with its 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.
The Board of Directors of Tower approved a $100 million share repurchase program on February 26, 2010. Purchases can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The share repurchase program has no expiration date. In the three months ended September 30, 2010, the Company purchased 1,696,198 shares of its common stock under this program.

The following table summarizes the Company’s stock repurchases for the three-month period ended September 30, 2010, and represents employees’ withholding tax obligations on the vesting of restricted stock and the share repurchase program:

	Total		Total Number of Shares	Approximate Dollar
	Number	Average	Purchased as Part of	Value of Shares that
	of Shares	Price Paid	Publically Announced	May Yet be Purchased
Period	Purchased (1)	per Share (2)	Plan or Program	Under Plan or Program

July 1 - 31, 2010	761	$21.53	—	$52,816,712
August 1 - 31, 2010	—	—	—	52,816,712
September 1 - 30, 2010	1,696,198	21.63	1,696,198	16,132,871

Total	1,696,959	$21.63	1,696,198

(1)	Includes 761 shares that were withheld to satisfy tax withholding amount due from employees upon the receipt of previously restricted shares.

(2)	Including commissions.
Item 6. Exhibits

31.1	Chief Executive Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

32	Chief Executive Officer and Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

EX-101	INSTANCE DOCUMENT

EX-101	SCHEMA DOCUMENT

EX-101	CALCULATION LINKBASE DOCUMENT

EX-101	LABELS LINKBASE DOCUMENT

EX-101	PRESENTATION LINKBASE DOCUMENT

EX-101	DEFINITION LINKBASE DOCUMENT

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tower Group, Inc.
Registrant
Date: November 9, 2010	/s/ Michael H. Lee
Michael H. Lee
Chairman of the Board, President and Chief Executive Officer

Date: November 9, 2010	/s/ William E. Hitselberger
William E. Hitselberger
Senior Vice President, Chief Financial Officer