Form 10-K
period 2010-12-31
Tower Group, Inc.
filed 2011-03-01
CIK 1289592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2010 (based on the closing price on the NASDAQ Global Select Market on such date) was $928,576,305.
As of February 22, 2011, the registrant had 41,485,678 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the registrant’s 2011 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”).

Item 1. Business
Overview
As used in this Form 10-K, references to the “Company”, “we”, “us”, or “our” refer to Tower Group, Inc. (“Tower”) and its operating subsidiaries, Tower Insurance Company of New York (“TICNY”), Tower National Insurance Company (“TNIC”), Preserver Insurance Company (“PIC”), Mountain Valley Indemnity Company (“MVIC”), North East Insurance Company (“NEIC”), CastlePoint Insurance Company (“CPIC”), CastlePoint Florida Insurance Company (“CPFL”), Hermitage Insurance Company (“HIC”), Kodiak Insurance Company (“KIC”), and CastlePoint National Insurance Company (still operating in some jurisdictions as SUA Insurance Company) (“CPNIC”), Tower Risk Management Corp. (“TRM”), CastlePoint Management Corp. (“CPM”), Specialty Underwriters’ Alliance, Inc. (“SUA”), CastlePoint Risk Management of Florida, Corp. (still operating in some jurisdictions as AequiCap CP Services Group, Inc.) (“CPRMFL”), Massachusetts Homeland Insurance Company (“MHIC”) and York Insurance Company of Maine (“York”) unless the context suggests otherwise. The term “Insurance Subsidiaries” refers to TICNY, TNIC, PIC, MVIC, NEIC, CPIC, CPFL, HIC, KIC, CPNIC, MHIC and York. Tower also owns two management companies that are the attorneys-in-fact (“AIFs”) for Adirondack Insurance Exchange, a New York reciprocal insurer and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together, the “Reciprocal Exchanges”). New Jersey Skylands Insurance Association is the parent company for New Jersey Skylands Insurance Company, whose results are included in the results of the Reciprocal Exchanges. The Reciprocal Exchange results are consolidated with the results of the Company, however, the Company does not have an ownership stake in the Reciprocal Exchanges.
References to “CastlePoint” refer to Ocean I Corp. (formerly known as CastlePoint Holdings, Ltd.) and its subsidiaries, which include CastlePoint Management Corp., CastlePoint Bermuda Holdings, Ltd., CastlePoint Reinsurance Company, Ltd. (“CastlePoint Re”), CPFL and CPIC, unless the context suggests otherwise. Tower completed the acquisition of CastlePoint on February 5, 2009.
Through our Insurance Subsidiaries, we offer a broad range of commercial, personal and specialty property and casualty insurance products and services to businesses in various industries and to individuals throughout the United States. All of our Insurance Subsidiaries are currently rated A- (Excellent) by A.M. Best Company, Inc. (“A.M. Best”). We provide these products on both an admitted and an excess and surplus (“E&S”) lines basis. Insurance companies writing on an admitted basis are licensed by the states in which they sell policies and are required to offer policies using premium rates and forms that are filed with state insurance regulators. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them the flexibility to change the coverage offered and the rate charged without the time constraints and financial costs associated with the filing process.
Our commercial lines products are comprised of commercial package, commercial property, inland marine, general liability, workers’ compensation, commercial automobile and commercial umbrella policies to businesses such as residential and commercial building owners, retail and wholesale stores, food service establishments, including restaurants, artisan contractors and automotive service operations. These products are distributed through an extensive network of retail and wholesale agents throughout the United States and serviced through 20 branch offices. As a result of the acquisitions of CastlePoint and SUA, we have expanded our commercial product offerings to target narrowly-defined, homogenous classes of business that we refer to as specialty businesses in our Commercial Insurance segment. These products are distributed through 13 program underwriting agents throughout the United States that provide insurance coverages to classes of business such as automobile dealerships, professional employers organizations, temporary staffing firms, public entities and specialty automobile and trucking.
Our personal lines products consist primarily of homeowners, personal automobile and umbrella policies. The personal lines written premium increased during 2010 after the acquisition of the OneBeacon Personal Lines Division (“OBPL”) in July 2010. These products are distributed through a network of about 400 retail agents.
Competitive Strengths and Strategies
We believe our diversified business platform, market segmentation expertise, strong underwriting skills, effective use of capital and acquisitions capability provide us with competitive strengths, as described below.
Diversified Business Platform and Market Segmentation Expertise. We have established a diversified business platform to gain access to a wide range of attractive commercial, personal and specialty markets. We also allocate our products into different pricing and coverage tiers as well as different premium size categories to meet the specific needs of our customers. We position our products in preferred, standard and non-standard niches of the admitted market as well as in the E&S lines market. We generally deliver preferred and standard products through our retail agents, non-standard and E&S lines products through our wholesale agents and specialty products through our program underwriting agents. We believe our diversified business platform and market segmentation expertise provide allows us to target profitable market niches with significant premium volume, and it positions us to customize our products to meet the precise needs of our customers.

Strong Underwriting Skills. We are well versed in the types of underwriting we pursue, which includes small, simple, low-to moderate hazard commercial and personal lines products; and narrowly defined homogeneous classes of business with demonstrated underwriting profitability. Our favorable underwriting results are demonstrated by our average combined ratio of 84.7% during the period from 2005 to 2010. We have been able to achieve these underwriting results using our diversified business platform to allocate our capital to the most profitable market segments in response to changing market conditions. In addition, we have historically focused on customers that present low to moderate hazard risks and utilized our in-house claims and legal defense capabilities to adjust and defend claims effectively. We also apply this underwriting approach when we analyze and integrate any company business that we acquire from other insurance companies into our insurance segments or when we consider expanding our business into any new territory or product classification. With respect to our program business, we focus on underwriting established books of narrowly defined homogenous classes of business with a demonstrated track record of underwriting profitability written through highly skilled program underwriting agents.
Effective Use of Capital. We consistently diversify our income sources in which we (i) retain premiums to generate investment and underwriting income through the use of our own capital and (ii) transfer premiums to reinsurers and produce business for other insurance companies to generate commission and fee income. Our business model allows us to create and support a significantly larger premium base and a more robust and efficient infrastructure than otherwise would be achievable through only net retained premium. By doing so, we have been able to achieve a return on average equity that we believe is higher than many other insurance companies with a traditional business model. From 2005 to 2010 our average annual return on average equity was 16.5%, excluding net realized investment gains or losses and acquisition-related transaction costs. Although the acquisition of CastlePoint consolidated and eliminated the commission and fee income that we previously earned from ceding premiums to CastlePoint, we anticipate that as we increase our premium volume and place additional business with reinsurers and insurance companies other than CastlePoint we will generate commission and fee income from those companies. We have generated fee income from managing the Reciprocal Exchanges since July 1, 2010, the acquisition date of OBPL.
Acquisitions Capability. We strengthen and expand our diversified business platform through strategic acquisitions of insurance companies and renewal books of business. Over the past six years, we have successfully executed this acquisition strategy by (i) expanding our distribution and servicing capability nationally, (ii) expanding into different product lines and classes of business, and (iii) improving the profitability of the acquired companies through increased financial strength, expense reduction, re-underwriting and cross-selling. Due to the increased premium volume resulting from these acquisitions, we also are able to be selective and prudent in underwriting our business while meeting our growth objectives. We believe that the continuation of the soft property and casualty market environment is causing some competitors to consider various strategic initiatives including the sale of their companies. Because these sellers continue to be challenged by poor operating fundamentals, valuations for potential acquisition targets have become more reasonable. For these reasons, we anticipate that we will continue to seek acquisitions in the foreseeable future by applying our advantages which include our strong capitalization, track record and management expertise in execution and integration.
Acquisitions
The Company completed the following acquisitions during the period from January 1, 2008 to December 31, 2010.
CastlePoint
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

AequiCap
On October 14, 2009, the Company completed the acquisition of the renewal rights to the workers’ compensation business of AequiCap Program Administrators Inc. (“AequiCap”), an underwriting agency based in Fort Lauderdale, Florida. The acquired business primarily consists of small, low to moderate hazard workers’ compensation policies in Florida. During 2009, the Company entered into an agreement with AequiCap to provide claims handling services for workers’ compensation claims. Most of the employees of AequiCap involved in the servicing of the workers’ compensation business became employees of the Company. The acquisition of this business expanded the Company’s regional presence in the Southeast.
On November 2, 2010, the Company acquired the renewal rights to the commercial automobile liability and physical damage business of AequiCap for $12 million. The business subject to the agreement includes both trucking and taxi components. Most of the employees of AequiCap involved in the servicing of this commercial liability and physical damage business became employees of the Company.
Specialty Underwriters’ Alliance
On November 13, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of Specialty Underwriters’ Alliance, Inc. (“SUA”), a holding company, for $107 million of the Company’s common stock, pursuant to the terms and conditions of an Amended and Restated Agreement and Plan of Merger executed on July 22, 2009 and effective as of June 21, 2009, by and among the Company, Tower S.F. Merger Corporation and SUA. In connection with the closing of the transaction, the Company issued an aggregate of 4,460,098 shares of its common stock to SUA stockholders. SUA, a Delaware corporation headquartered in Chicago, Illinois, was incorporated in April 2003, and through its wholly-owned subsidiary, SUA Insurance Company, offers specialty commercial property and casualty insurance products through program underwriting agents that serve niche groups of insureds. After the acquisition, SUA Insurance Company was renamed CastlePoint National Insurance Company.
OneBeacon Personal Lines Division
On July 1, 2010 the Company completed the acquisition of OBPL. The Company acquired Massachusetts Homeland Insurance Company, York Insurance Company of Maine and two management companies. The management companies are the attorneys-in-fact for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer. The consideration for this transaction was $167 million. Effective July 1, 2010, the Company entered into transition service agreements with OneBeacon Insurance Group, LLC (“OneBeacon”) whereby OneBeacon provides certain information technology and operational support to the Company for a certain period of time. Expenses incurred under such transition service agreements were $13.3 million during 2010. This acquisition expanded the Company’s suite of personal lines insurance products to include private passenger automobile, homeowners, personal umbrella, and the signature package product, OneChoice CustomPac, which provides customers with one policy for all of their homeowners, automobile and umbrella needs.
Business Segments
The Company has changed the presentation of its business results beginning July 1, 2010. We had previously reported business results for three segments: Insurance Services, Brokerage Insurance and Specialty Business. Subsequent to the acquisition of OBPL acquisition, we have presented Commercial Insurance (which includes the results of the prior Specialty Business segment and the Brokerage Business segment not considered Personal Lines), Personal Insurance (which includes the insurance business of OBPL and the Company’s Personal Lines products previously included in its Brokerage Insurance segment) and Insurance Services. The prior period segment disclosures have been restated to conform to the current presentation.
Commercial Insurance Segment
Through our Commercial Insurance segment, we offer a broad and diversified range of property and casualty insurance products and services to small to mid-sized businesses throughout the United States. We also segment our business into different pricing and coverage tiers as well as different premium size categories to meet the specific needs of our customers. These products are underwritten and serviced through our 20 offices and distributed through 1,151 retail agents, 173 wholesale agents and 13 program underwriting agents (“PUA”). Approximately 65% of the direct premiums written by the Commercial Insurance segment in 2010 was from the Northeast. However, in the past several years we have expanded our Commercial business beyond the Northeast through acquisitions and by appointing wholesale agents in California, Texas and Florida.
Using our broad product line offering, we are able to provide a comprehensive product solution to our producers and allow them to place more business with us. In addition, our diversified business platform allows us to allocate our capital to profitable market segments and avoid unprofitable market segments. We provide commercial lines products comprised of commercial package, general liability, workers’ compensation, commercial automobile and commercial umbrella policies to businesses in different industries. We have generally focused on specific classes of business in the real estate, retail, wholesale and service industries such as retail and wholesale stores, residential and commercial buildings, restaurants and artisan contractors. We target these classes of business because we believe that they are less complex and have reduced potential for loss severity.
We also offer insurance covering narrowly defined, homogeneous classes of business including Transportation, Professional Employers Organizations, Temporary Staffing Firms, Public Entities, Commercial Construction and Auto Dealerships produced through a select number of program underwriting agents, who have specialized underwriting expertise in the classes they underwrite and who have established books of business with proven track records. We rely on our program underwriting agents for industry insight, regional underwriting knowledge and understanding of the specific risks in the niche markets we serve. We couple that knowledge with our disciplined underwriting practices, technology and systems capabilities to provide insurance programs and products customized to the needs of the specialty markets we serve. Our focus in the specialty market is on those classes of business traditionally underserved by standard property and casualty insurers due to the complex business knowledge, awareness of regional market conditions and investment required to achieve attractive underwriting profits. We believe this segment of the market is attractive because competition is based primarily on customer service, availability and continuity of insurance capacity, specialized policy forms, efficient claims handling and other value-added considerations, rather than just price. We maintain a disciplined underwriting approach to this business through conservative authority delegation and regular audits of underwriting and operational performance.
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
While we have succeeded in underwriting business in all market segments, we have experienced particular success in targeting nonstandard risks that do not fit the underwriting criteria of standard risk carriers due to factors such as type of business, location and premium per policy. For example, we have historically targeted risks located in urban areas such as New York City that require special underwriting expertise and have generally been avoided by other insurance companies. We have also historically had more success in the small premium size segment due to our focus on reducing our underwriting expenses by realizing economies of scale, utilizing technology and developing efficient business processes. We believe that due to the lack of flexibility in the underwriting of small policies, other insurance companies have not been able to price competitively in this underserved segment. Our expense advantage has allowed us to maintain adequate rates through industry cycles. With the softening market conditions that were experienced throughout 2009 and 2010, our primary business segments were less impacted by the competitive rate pressures that affected premium adequacy on larger risks within the upper middle market segment.
Personal Insurance Segment
Following the acquisition of OBPL on July 1, 2010, we consolidated the personal insurance business we obtained through the OBPL acquisition with the personal insurance business previously written by us to form a single Personal Insurance segment.
The Personal Insurance segment offers a broad range of products designed to fit the insurance needs of most personal lines customers. Our products are distributed through a network of about 400 retail agents. Like our Commercial Insurance segment, the book of business is concentrated in the northeast with 90% of the premium volume produced by agents in New England, New York and New Jersey. This segment includes the business written in the Reciprocal Exchanges.
With the acquisition of OBPL, we acquired the OneChoice suite of products. These products include automobile, homeowners, package and ancillary personal lines coverages. OneChoice products incorporate multiple pricing tiers. The products rely on a sophisticated pricing model that incorporates individual risk characteristics along with rules based underwriting to derive prices that are commensurate with the risk. The products are delivered through a technology solution that focuses on ease of use for our agency partners. Agents can access the system through our proprietary portal or directly through their comparative rating systems. We are constantly looking to keep these products aligned with the changing insurance needs in the marketplace, and we seek input from our Agency Councils to refine our coverages and rating plans to maximize our market presence.

Our Personal Insurance segment also offers a separate set of homeowners and dwelling fire products that are primarily sold through wholesalers. The major markets are California, New Jersey and New York. These products are priced competitively for a wide spectrum of customers in underserved sectors of the markets. These products are delivered through a web-based technology that is focused on ease of use for our distribution partners.
Insurance Services Segment
In our Insurance Services segment, we generate fees from performing various aspects of insurance company functions for other insurance companies, including underwriting, claims administration, reinsurance intermediary, operational and technology services. We provide these services through our managing general agencies, TRM, CPM and CPRMFL. Prior to the acquisition of CastlePoint in February of 2009, TRM generated fees from managing business on behalf of CPIC, whereas CPM generated fees from managing program business on behalf of Tower. After CastlePoint was acquired by Tower in February of 2009, these fees earned by TRM and CPM were eliminated. Tower generates fees from placing Tower’s business with other insurers and reinsurers, although as a result of the CastlePoint acquisition, the amount of fee income was limited to $2.2 million and $5.1 million for 2010 and 2009, respectively, as compared to $68.5 million in 2008.
Upon the closing of the OBPL acquisition on July 1, 2010, the Insurance Services segment also included oversight responsibility for the underwriting, operations, product, pricing and marketing functions of the AIFs. The AIFs are contracted by the Reciprocal Exchanges to manage the day to day operations in exchange for a management fee. This model allows us to use capital more efficiently and provides the company with a steady flow of fee income.
The following shows premiums managed by TRM, CPM and CPRMFL and the fee income derived from those managed premiums, as well as the fees derived from managing the Reciprocal Exchanges for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
($ in millions)	2010	2009	2008

Managed premiums	$—	$11.7	$175.4
Fee income	2.2	5.1	68.5
Fees from Reciprocal Exchanges	17.8	—	—
Products and Services
Our diversified business platform allows us to provide a broad range of products in all states in the U.S. Our products include the following:
•	Commercial Multiple-peril Packages. Coverage offered under our commercial package and business owners’ policies combines property, liability (including general liability and products and completed operations), business interruption, equipment breakdown, fidelity and inland marine coverages tailored for commercial businesses and enterprises. Commercial packages and business owners’ policies are offered by our Commercial Insurance segment.

•	Other Liability. In our Commercial Insurance and Personal Insurance segments, we write other liability policies for individuals and business owners including mono-line commercial general liability (generally for risks that do not have property exposure or whose property exposure is insured elsewhere) and commercial umbrella policies. Also, in our Commercial Insurance segment we write General Liability policies for businesses in programs that are tailored to narrowly defined industry classes, such as small public entities.

•	Workers’ Compensation. In our Commercial Insurance segment, we write workers’ compensation policies, which are a statutory coverage requirement in almost every state to protect employees in case of injury on the job, and the employer from liability for an accident involving an employee. We write workers’ compensation policies generally for small and medium-sized businesses as well as in programs targeted to specific industry classes, such as workers in the healthcare industry.

•	Commercial Automobile. In our Commercial Insurance segment, we write coverage for automobiles by providing automobile liability, collision and other than collision insurance including commercial and personal automobile policies for both fleet and non-fleet risks (personal automobile business is described in the bullet below). We write commercial automobile policies that focus on business automobiles and small trucks for businesses other than transportation companies as well as for trucking businesses and other specialty transportation businesses.

•	Fire and Allied Lines and Inland Marine. We write fire and allied lines policies for individuals and businesses. Individual dwelling policies generally include personal property with optional liability coverage that provides an alternative to the homeowner’s policy for the personal lines customer. Commercial fire and allied lines policies provide protection for damage to commercial buildings and their contents, and these policies may be utilized in selected circumstances as an alternative to a commercial package policy. We write inland marine insurance protection for the property of businesses that is not at a fixed location and for items of personal property that are easily transportable, typically including builders risk, contractors’ equipment and installation, domestic transit and transportation, fine arts, property floaters and leased property. These products are offered by our Commercial Insurance and Personal Insurance segments through their respective distribution systems.

•	Personal Automobile. Our personal automobile policies provide coverage for liability and physical damage. Auto Liability covers Bodily Injury to others, damage to others’ property and the legal defense costs resulting from an accident caused by our insured. Physical Damage provides coverage to vehicles that have suffered losses from collision, theft, fire, vandalism or other causes.

•	Homeowners and Personal Dwellings. Our homeowners policy is a multiple-peril policy, providing property and liability coverages for one and two-family, owner-occupied residences or additional coverage to the homeowner for personal umbrella and personal inland marine. We write this business through our Personal Insurance segment.

•	Personal Package. The personal package policy is offered by relatively few companies and this product provides our agents with a differentiated product that enhances our position in the marketplace. The package policy provides our insureds with coverage for both their home and automobile. The package product automatically includes coverage enhancements not found in a standard mono-line policy. In addition, there is the ability to add additional coverage such as umbrella, boat and scheduled personal property. The policy offers the convenience of one insurance policy with a single bill.
Gross premiums written by product line for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year ended December 31,
($ in millions)	2010	2009	2008

Commercial multiple-peril	$366.6	$369.8	$238.1
Commercial other liability	157.0	124.2	66.6
Workers’ compensation	283.4	206.6	133.6
Commercial automobile	204.7	142.0	82.1
Fire and allied lines and inland marine	38.9	32.4	18.8
Homeowners and umbrella	286.2	167.7	85.7
Personal automobile	159.6	28.0	9.9

All lines	$1,496.4	$1,070.7	$634.8

Tower	1,384.6	1,070.7	634.8
Reciprocal Exchanges	111.8	—	—

Total, all lines	$1,496.4	$1,070.7	$634.8

The following table shows total gross premiums earned and gross loss ratio by product line for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010		2009		2008
	Gross		Gross		Gross
	Premiums	Gross Loss	Premiums	Gross Loss	Premiums	Gross Loss
($ in millions)	Earned	Ratio	Earned	Ratio	Earned	Ratio

Commercial multiple-peril	$379.9	59.8%	$349.6	52.0%	$242.2	51.5%
Commercial other liability	169.5	54.0%	150.9	52.3%	63.2	42.6%
Workers’ compensation	281.8	54.8%	216.1	54.4%	88.4	47.6%
Commercial automobile	204.7	76.6%	122.4	58.5%	77.8	61.1%
Fire and allied lines and inland marine	32.2	38.6%	26.6	42.5%	16.9	57.7%
Homeowners and umbrella	287.9	37.3%	145.8	48.9%	83.2	35.5%
Personal automobile	163.7	74.6%	34.7	98.7%	6.6	116.0%

All Lines	$1,519.7	57.4%	$1,046.1	54.2%	$578.3	49.9%

Tower	1,405.6	57.1%	1,046.1	54.2%	578.3	49.9%
Reciprocal Exchanges	114.0	60.4%	—	—	—	—

Total, all lines	$1,519.6	57.4%	$1,046.1	54.2%	$578.3	49.9%

Organizational Structure
Our organizational structure is divided into three strategic centers: corporate, profit and service. The corporate center functions are performed from our headquarters located in downtown New York City and are comprised of Corporate Legal and Audit, Corporate Marketing and Communications, Finance, Human Resources & Corporate Administration and Actuarial and Risk Management. The service center functions encompass Operations, Technology and Claims and Legal Defense. The profit center functions include the three business segments, Corporate Underwriting, Marketing and Distribution and Underwriting Operations.
In 2010, we established an East and West zone to provide business development, underwriting, policyholders services and claims functions to the Commercial Insurance and Personal Insurance segments. The East zone is comprised of New England, the Mid-Atlantic and Southeast regions. The West zone includes our West, Southwest and Midwest regions. The New England region includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. The Mid-Atlantic region is comprised of Delaware, Maryland, New Jersey, New York, and Pennsylvania. The Southeast region includes Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, and West Virginia. The West region is comprised of Alaska, Arizona, California, Hawaii, Idaho, Montana, Nevada, Oregon, and Washington. The Southwest region states include: Arkansas, Colorado, Kansas, Louisiana, Nebraska, New Mexico, Oklahoma, Texas, Utah, and Wyoming. Tower’s Midwest region is comprised of Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Ohio, South Dakota, and Wisconsin.
The East zone is headquartered in New York and has fourteen branches. The West zone is headquartered in Irvine, CA and has five branches. Claims processing functions are centered in New York, New Jersey, Illinois, California and Florida, and service both the East and West zones. In addition, we have five legal defense offices located in the East zone.
The following table shows the direct premiums written by region.

	Year Ended December 31,
($ in millions)	2010	2009	2008

East zone
New England	$138.4	$45.4	$42.4
Mid-Atlantic	786.3	657.6	421.5
Southeast	125.2	79.0	23.2
West zone
Midwest	25.3	18.1	6.1
Southwest	50.5	31.7	11.6
West	306.5	158.0	122.5

Total	$1,432.2	$989.8	$627.3

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
Commissions incurred in 2010 and 2009 averaged 18.3% and 19.4% of gross premiums earned, respectively. Our commission schedules are 1 to 2.5 points higher for wholesale than retail agents. Our commissions are also higher for program underwriting agents that perform additional underwriting and processing services on our behalf, including premium collection, policy issuance and data collection. In our Commercial Insurance segment we also have a profit sharing plan that added 1 / 2 of 1 percent to overall commission rates in the past several years as well as contingent commissions that are tied to the loss ratio performance for each program. In our Personal Insurance segment, we have a profit sharing plan that added 3/4 of 1 percent to overall commission rates in the past several years.
To ensure that we obtain profitable business from our producers, we attempt to position ourselves as our producers’ primary provider within the product segments that we offer. We manage the results of our producers through periodic reviews to monitor premium volume and profitability. We have access to online premium and loss ratio reports by producer, and we estimate each producer’s profitability at least annually using actuarial techniques. We continuously monitor the performance of our producers by assessing leading indicators and metrics that signal the need for corrective action. Corrective action may include increased frequency of producer meetings and more detailed business planning. If loss ratio issues arise, we increase the monitoring of individual risks and consider reducing that producer’s binding authority. Review and enforcement of the agency agreement requirements can be used to address inadequate adherence to administrative duties and responsibilities. Noncompliance can lead to reduction of authority and potential termination.
In 2010, 41% of the Company’s total business was generated by wholesale agents, 35% from retail producers and 24% from program underwriting agents.
Our largest producers in 2010 were Northeast Agencies, Morstan General Agency, Risk Transfer and NSM. In the year ended December 31, 2010, these producers accounted for 8%, 5%, 4% and 3%, respectively, of the total of our gross premiums written and produced. No other producer was responsible for more than 3% of our gross premiums written. Approximately 55% of the 2010 gross premiums written and managed in the Commercial Insurance segment were produced by our top 36 producers representing 3% of our active agents, brokers and program underwriting agents. These producers each have annual written premiums of $5,000,000 or more. As we build a broader geographic distribution base, we are increasing the number of producers writing significant premium volume for Tower, particularly with the addition of producers through acquisitions and territorial expansion in the Northeast, Southeast and Midwest regions.
The number of agencies from which we receive business is shown in the following table:

	December 31,
	2010	2009	2008

Retail Agencies	1,151	1,173	940
Wholesale Agencies	173	196	102
Program Underwriting Agents	13	20	8

Total	1,337	1,389	1,050

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
Commercial Insurance business
With respect to the business written through our Commercial Insurance segment, we establish underwriting guidelines for all the products that we underwrite to ensure a uniform approach to risk selection, pricing and risk evaluation among our underwriters and to achieve underwriting profitability. The rules and guidelines may be customized for a particular region to recognize territorial differences. Our underwriting process involves securing an adequate level of underwriting information from our producers, inspections and surveys to identify and evaluate risk exposures and subsequently pricing the risks we choose to accept. For certain approved classes of commercial risks, we allow our producers to initially bind these risks utilizing rating criteria that we provide to them. Also, our web-based platforms, webPlus (“webPlus” ® ) and Preserver Online, provide our producers with the capability to submit and receive quotes over the internet and contain our risk selection and pricing logic, thereby enabling us to streamline our initial submission and screening process. If the individual risk does not meet the initial submission and screening parameters contained within webPlus or Preserver Online, the risk is automatically referred to our assigned underwriter for specific offline review. See “Business—Technology.”
A majority of new business is subject to a post-bind inspection. These inspections generally take place within 60 days from the effective date of the policy, and generally reviewed by underwriting within that 60 day period. If the inspection reveals that the risk insured under the policy does not meet our established underwriting guidelines, the policy is typically cancelled within the first 60 days from its effective date. If the inspection reveals that the risk meets our established underwriting guidelines but the policy was bound with incorrect rating information, the policy is amended through an endorsement based upon the correct information. We supplement the inspection by using online data sources to further evaluate the building value, claim experience, financial history and catastrophe exposures of the insured. In addition, we specifically tailor coverage to match the insured’s exposure and premium requirements. We complete internal file reviews and audits on a monthly, quarterly and annual basis to confirm that underwriting standards and pricing programs are being consistently followed. Our property risks are generally comprised of residential buildings, retail stores and restaurants covered under policies with low building and content limits. We carefully underwrite potential catastrophe exposures to terrorism losses. Our underwriting guidelines are designed to avoid properties designated as, or in close proximity to, high profile or target risks, individual buildings over 25 stories and any site within 500 feet of major transportation centers, bridges, tunnels and other governmental or institutional buildings. In addition, we monitor the concentration of employees insured under our workers’ compensation policies and avoid writing risks with more than 100 employees in any one building. Please see “Risk Factors-Risks Related to Our Business.” We may face substantial exposure to losses from terrorism, and we are currently required by law to offer coverage against such losses.
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
The underwriting process utilized for the Commercial Insurance segment’s program business is based on our understanding of best industry practices and, as such, we consider the appropriateness of insuring the client by evaluating the quality of its management, its risk management strategy and its track record. In addition, we require each program that we underwrite to include significant information regarding the nature of the perils to be included and detailed aggregate information pertaining to the location(s) of the risks covered. We obtain available information on the client’s loss history for the perils being insured or reinsured, together with relevant underwriting considerations. In conjunction with testing each proposed program against our underwriting criteria, our underwriters evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital and corporate risk objectives. Our underwriting process integrates the actuarial, finance, operations, information technology, claims, legal and underwriting disciplines. We utilize our in-house actuarial staff as well as rely on outside consultants as necessary. The actuarial and underwriting estimates that we develop in our underwriting and pricing analyses are explicitly tracked by program on a continuous basis through our underwriting audit and actuarial reserving processes. We require significant amounts of data from our clients and accept business for which the data provided to us is sufficient for us to make an appropriate analysis. We may supplement the data provided to us by our clients with information from the Insurance Services Offices, Inc., the National Council on Compensation Insurance, Inc., other advisory rate-making associations and other organizations that provide projected loss cost data to their members.
Personal Insurance business
We underwrite our business in a disciplined manner with a focus on achieving an underwriting profit in each of our products and territories. Underwriting guidelines are established by the Corporate Underwriting function and are reviewed and communicated with the branch underwriting operations. These guidelines are designed to target risks that we believe offer us the best opportunity for profit. They also ensure consistency in our approach to risk selection and pricing. Factors included in guidelines include prior loss history, driving record, and distance to coast among others.
Our underwriting process is designed so our system does most of the upfront underwriting and correctly places the risk in the appropriate rating tier. During the underwriting process, a series of underwriting reports are ordered to validate the information provided by the insured. These reports include financial responsibility, prior loss history and driving record. In addition, for property risks, we validate adherence to the selection criteria through the use of Geocode measurement of brush fire and coastal risks, claims histories and inspection reports on the physical condition of the dwelling. All of this information is used to place the risk into the correct pricing tier. If an inspection reveals that a dwelling fails to meet the underwriting guidelines the policy is canceled within the first sixty days.
In addition to the risk selection process we also believe that adequate pricing is critical to achieving an underwriting profit. We have a focused approach to our pricing analysis and regularly evaluate the rate adequacy of all of our products in all of our states. If we fail to achieve our target return in any market, we will adjust our underwriting and rates to ensure we return to expected performance levels. We are also willing to forego new business opportunities if we deem the risk to be inadequately priced.
Claims Management
We manage the claims function through our regional claims offices throughout the United States. We also utilize third party administrators who specialize in handling certain types of claims, generally for our program business. In some situations, the program underwriting agent is also appointed by us as the third party administrator for claims for a particular program.
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
We establish case loss reserves for each claim based upon all of the facts available at the time to record our best estimate of the ultimate loss exposure for each claim. For third-party claims, we also establish reserves on a case-by-case basis for estimated defense and cost containment expenses, sometimes referred to as allocated loss adjustment expense reserves.
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
In our commercial and personal lines admitted business segments, we compete with major U.S. insurers and certain underwriting syndicates, including large national companies such as Travelers Companies, Inc., Allstate Insurance Company, GEICO, Progressive Corporation and State Farm Insurance; regional insurers such as Selective Insurance Company, Harleysville Insurance Company, Hanover Insurance and Peerless Insurance Company and smaller, more local competitors such as Greater New York Mutual, Magna Carta Companies, MMG Insurance Company, Quincy Mutual Fire Insurance Company and Utica First Insurance Company. Our non-admitted binding authority and commercial business with general agents competes with Scottsdale Insurance Company, Admiral Insurance Company, Mt. Hawley Insurance Company, Navigators Group, Inc., Essex Insurance Company, Colony Insurance Company, Century Insurance Group, Nautilus Insurance Group, RLI Corp., United States Liability Insurance Group and Burlington Insurance Group, Inc. In our program business, we compete against companies that write program business such as QBE Insurance Group Limited, Delos Insurance Group, Am Trust Financial Services, Inc., RLI Corp., Chartis Inc., W.R. Berkley Corporation, Markel Corporation, Great American Insurance Group and Philadelphia Insurance Companies.
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
Loss reserves fall into two categories: case reserves for reported losses and loss expenses associated with a specific reported insured claim, and reserves for incurred but not reported (“IBNR”) losses and loss adjustment expenses. We establish these two categories of loss reserves as follows:
•	Reserves for reported losses — When a claim is received from an insured, broker or ceding company, or claimant we establish a case reserve for the estimated amount of its ultimate settlement and its estimated loss expenses. We establish case reserves based upon the known facts about each claim at the time the claim is reported and may subsequently increase or reduce the case reserves as our claims department deems necessary based upon the development of additional facts about the claim.

•	IBNR reserves — We also estimate and establish reserves for loss and loss adjustment expense (“LAE”) amounts incurred but not yet reported, including expected development of reported claims. IBNR reserves are calculated as ultimate losses and LAE less reported losses and LAE. Ultimate losses are projected by using generally accepted actuarial techniques.
Loss reserves represent our best estimate, at a given point in time, of the ultimate settlement and administration cost of claims incurred. For workers’ compensation, our reserves are discounted for claims that are settled or expected to be settled as long-term annuity payments, and as of December 31, 2010 the total amount of this discount was $3.7 million, which relates to $300 million total reserves for workers’ compensation. To estimate loss reserves, we utilize information from our pricing analyses, actuarial analysis of claims experience by product and segment, and relevant insurance industry information such as loss settlement patterns for the type of business being reserved.
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

	Year Ended December 31,
	2010
		Reciprocal
($ in millions)	Tower	Exchanges	Total	2009	2008

Balance at January 1	$1,132.0	$—	$1,132.0	$535.0	$501.2
Less reinsurance recoverables on unpaid losses	(199.7)	—	(199.7)	(222.2)	(189.5)

	932.3	—	932.3	312.8	311.7
Net reserves, at fair value, of acquired companies	193.5	158.7	352.2	550.0	—
Incurred related to:
Current year	724.2	72.1	796.3	477.7	171.6
Prior years	(2.4)	(9.9)	(12.3)	(2.3)	(8.9)

Total incurred	721.8	62.2	784.0	475.4	162.7
Paid related to:
Current year	278.9	46.4	325.3	154.2	59.2
Prior years	400.9	14.6	415.5	251.7	102.4

Total paid	679.8	61.0	740.8	405.9	161.6

Net balance at end of year	1,167.8	159.9	1,327.7	932.3	312.8
Add reinsurance recoverables on unpaid losses	271.3	11.4	282.7	199.7	222.2

Balance at December 31	$1,439.1	$171.3	$1,610.4	$1,132.0	$535.0

Our claims reserving practices are designed to set reserves that in the aggregate are adequate to pay all claims at their ultimate settlement value. With respect to companies that are acquired, we also determine a Reserves Risk Premium that reflects the present value of cash flows and required statutory capital as the loss reserves are run off. The Reserves Risk Premium is included in our reserves for Losses and LAE. The Reserves Risk Premium is amortized based upon the projected paid losses underlying the acquired company’s reserves. As of December 31, 2010 the Reserves Risk Premium was $14.6 million, comprised of $5.4 million in the Commercial Insurance segment, $5.5 million pertaining to our Personal Insurance segment excluding the reciprocals, and $3.7 million pertaining to the reciprocals.
Loss Reserve Development
Shown below is the loss reserve development for business written each year from 2000 through 2010. The table portrays the changes in our loss and LAE reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year.
The first line of the table shows, for the years indicated, our net reserve liability including the reserve for incurred but not reported losses as originally estimated. For example, as of December 31, 2000 we estimated that $7.9 million would be a sufficient reserve to settle all claims not already settled that had occurred prior to December 31, 2000 whether reported or unreported to us. The next section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. For example, with respect to the net losses and loss expense reserve of $7.9 million as of December 31, 2000, by December 31, 2010 (ten years later) $9.2 million had actually been paid in settlement of the claims.
The next section of the table sets forth the re-estimations in later years of incurred losses, including payments, for the years indicated. For example, as reflected in that section of the table, the original reserve of $7.9 million was re-estimated to be $10.6 million at December 31, 2010. The increase from the original estimate is caused by a combination of factors, including: (1) claims being settled for amounts different than originally estimated, (2) reserves being increased or decreased for claims remaining open as more information becomes known about those individual claims and (3) more or fewer claims being reported after December 31, 2000 than anticipated.
The “cumulative redundancy/ (deficiency)” represents, as of December 31, 2010, the difference between the latest re-estimated liability and the reserves as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For example, as of December 31, 2010 and based upon updated information, we re-estimated that the reserves which were established as of December 31, 2009 were $13.3 million deficient ($945.6 million net re-estimated liability less $932.3 million original net liability).

The bottom part of the table shows the impact of reinsurance reconciling the net reserves shown in the upper portion of the table to gross reserves.

	Year ended December 31,
($ in millions)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Original Net Liability	7.9	8.6	15.5	24.4	36.9	101.7	192.5	311.7	312.8	932.3	1,327.7
Cumulative payments as of:
One year later	3.4	2.9	4.1	7.5	10.9	13.7	49.5	102.4	111.4	375.8
Two years later	5.4	4.9	6.7	11.9	4.5	36.7	90.9	163.8	178.4
Three years later	7.0	6.4	9.1	2.9	16.8	60.6	120.0	205.7
Four years later	7.9	7.2	4.5	11.7	30.2	73.9	137.8
Five years later	8.3	6.7	8.9	17.8	34.9	82.1
Six years later	8.7	7.8	11.7	20.8	39.1
Seven years later	9.0	8.3	13.4	24.4
Eight years later	9.1	8.6	14.9
Nine years later	8.9	10.1
Ten years later	9.2

Net liability re-estimated as of:
One year later	9.7	11.5	15.6	24.2	36.6	101.0	191.1	303.9	312.5	945.6
Two years later	11.7	11.3	14.7	24.8	40.7	101.5	178.3	288.1	324.0
Three years later	11.5	10.5	16.5	29.0	48.3	99.5	171.4	293.0
Four years later	10.8	11.9	19.6	36.2	45.3	96.6	173.4
Five years later	11.9	13.3	25.1	33.6	40.2	97.9
Six years later	12.7	15.7	23.0	27.9	41.5
Seven years later	12.7	13.8	17.0	29.8
Eight years later	11.7	10.8	18.2
Nine years later	10.4	12.1
Ten years later	10.6
Cumulative Net redundancy/ (deficiency)	(2.7)	(3.5)	(2.7)	(5.4)	(4.6)	3.8	19.1	18.7	(11.2)	(13.3)
Reinsurance Commutations	—	2.3	7.6	18.7	18.8	18.8	—	—	—	—
Cumulative net redundancy/ (deficiency) excluding
Reinsurance Commutations	(2.7)	(1.2)	4.9	13.3	14.2	22.6	19.1	18.7	(11.2)	(13.3)
Net reserves	7.9	8.6	15.5	24.4	36.9	101.7	192.5	311.7	312.8	932.3	1,327.7
Ceded reserves	20.6	29.0	50.2	75.1	91.8	97.0	110.0	189.5	222.2	199.7	282.7

Gross reserves	28.5	37.6	65.7	99.5	128.7	198.7	302.5	501.2	535.0	1,132.0	1,610.4
Net re-estimated	10.6	12.1	18.2	29.8	41.5	97.9	173.4	293.0	324.0	937.6
Ceded re-estimated	28.0	34.6	48.5	70.3	85.9	86.4	93.7	169.3	223.8	188.8

Gross re-estimated	38.6	46.7	66.7	100.1	127.4	184.3	267.1	462.3	547.8	1,126.4

Cumulative gross redundancy/ (deficiency)	(10.1)	(9.1)	(1.0)	(0.6)	1.3	14.4	35.4	38.9	(12.8)	5.6

(1)	The cumulative payments and the net liabilities are affected by commutations. We commuted several reinsurance treaties in 2001 that had the effect of lowering the cumulative payments by $0.6 million in 2001, $6.8 million in 2002 and $10.1 million in 2003, 2004 and 2005.

(2)	The net reserve increases reflected in the above table for 2008 and 2009 resulted primarily from adverse development in the commercial multi-peril liability, other liability, and auto liability lines partially offset by favorable development in the property lines and by favorable changes to unallocated loss adjustment expense reserves. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

(3)	The net deficiencies reflected in the above table for years 2004 and prior resulted primarily from the reinsurance commutation impact of $1.2 million in 2001, $3.2 million in 2002, $7.2 million in 2003 and $9.2 million in 2004.

(4)	Reciprocal Exchanges net reserves of $159.9 million are included in the ending reserves at December 31, 2010

Analysis of Reserves
The following table shows our estimated net outstanding case loss reserves and IBNR for loss and LAE by line of business as of December 31, 2010:

	Case Loss
($ in millions)	Reserves	IBNR	Total

Commercial multiple-peril	$218.9	$146.0	$364.9
Commercial other liability	136.2	102.1	238.3
Workers’ compensation	135.0	61.2	196.2
Commercial automobile	74.2	91.1	165.3
Fire and allied lines	8.0	0.3	8.3
Homeowners and umbrella	66.0	39.1	105.1
Personal automobile	130.0	119.6	249.6

All Lines	$768.3	$559.4	$1,327.7

Tower	687.9	479.9	1,167.8
Reciprocal Exchanges	80.4	79.5	159.9

Total, all lines	$768.3	$559.4	$1,327.7

In 2010 we recognized favorable development in our net losses from prior accident years of $12.3 million, comprised of $2.4 million favorable development excluding the reciprocals and $9.9 million favorable development in the Reciprocal Exchanges. See “Management’s Discussion and Analysis — of Financial Condition and Results of Operations” for further discussion.
We carefully monitor our gross, ceded and net loss reserves by segment and line of business to ensure that they are adequate, since a deficiency in reserves may result in or indicate inadequate pricing on our products and may impact our financial condition.
Our actuaries utilize standard methods common in the insurance industry to project losses and corresponding reserves, which predominantly consist of loss ratio projections, loss development methods and the Bornhuetter-Ferguson (“B-F”) method. Our actuaries also discuss and review their analyses with our underwriting and claims management, so that cross functional input is considered in the loss and LAE analyses. Based upon these inputs and methods, our actuaries determine a best estimate of the loss reserves. Loss development factors are derived from our data, as well as in some cases from claims experience obtained from other carriers or based upon industry experience, and the loss development factors are utilized in each of the actuarial methods. The loss ratio projection method applies loss development factors to older accident years and projects the loss ratio to the most recent periods based upon trend factors for inflation and pricing changes. Generally, the loss ratio projection method is given the most weight for the recent accident year when there is high volatility in the development patterns, since this method gives little or no weight to immature claims experience that may be unrepresentative of ultimate loss activity. The B-F method combines the loss ratio method and the loss development method to determine loss reserves by adding an expected development (loss ratio times premium times percent unreported) to the reported reserves, and is generally given less weight as each accident year matures. The loss development methods utilize reported paid and incurred claims experience and loss development factors, and these methods are given increasing weight as each accident year matures.
The table below shows the range of the reserves estimates by line of business. The ranges were derived based upon the alternative methods for each line of business and accident year, which we believe reflects reasonably likely outcomes, although even further variation could result based upon other changes in loss development patterns, variation in expected loss ratios or variation from external impacts that might affect claims payouts. We believe the results of the sensitivity analysis, which are summarized in the table below, constitute a reasonable range of expected outcomes of our reserves for net loss and LAE at December 31, 2010:

	Range of Reserve Estimates
($ in millions)	High	Low	Carried

Commercial multiple-peril	$469.1	$340.1	$364.9
Commercial other liability	296.9	226.8	238.3
Workers’ compensation	222.3	168.4	196.2
Commercial automobile	177.5	158.8	165.3
Fire and allied lines	10.0	6.1	8.3
Homeowners and umbrella	116.4	101.3	105.1
Personal automobile	260.9	243.6	249.6

All Lines	$1,553.1	$1,245.1	$1,327.7

Tower	$1,378.8	$1,105.1	$1,167.8
Reciprocal Exchanges	174.3	140.0	159.9

Total, all lines	$1,553.1	$1,245.1	$1,327.7

The resulting range derived from our sensitivity analysis would have increased net reserves by $205.2 million, or 15.5%, or decreased net reserves by $80.6 million, or 6.1%.
We are not aware of any claims trends that have emerged or that would cause future adverse development that have not already been considered in existing case reserves and in our current loss development factors.
While our reserves are set based upon our current best estimates, there are no assurances that future loss development and trends will be consistent with our past loss development history, and so adverse loss reserve development remains a risk factor to our business. See “Risk Factors—Risks Related to Our Business—If our actual loss and LAE exceed our loss reserves, our financial condition and results of operations could be significantly adversely affected.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Loss and Loss Adjustment Expense Reserves.”
Investments
Our investment policy and guidelines specify minimum criteria for overall credit quality of our investment portfolio and include limitations on the size of particular holdings, as well as restrictions on investments in different asset classes. We utilize several independent investment advisors to effect investment transactions and provide investment advice. We also have retained and may retain other investment advisors to manage or advise us regarding portions of our overall investment portfolio.
The Company’s investment strategy supports the Company’s overall business strategy. The investment strategy seeks to achieve the appropriate balance among providing stability of principal to meet future policyholder obligations, providing income to enhance profitability, maintaining liquidity to sustain operations and growing the stockholders’ equity over time.
The Company’s investment strategy is intended to manage investment risk based on the organization’s ability to accept such risk. The investment strategy is intended to:
•	Maintain adequate liquidity and capital to meet the organization’s responsibility to policyholders,

•	Provide a consistent level of income to support the Company’s profitability and contribute to the growth of capital,

•	Seek to grow the value of assets over time, thereby increasing the Company’s capital strength, and

•	Mitigate investment risk, including managing duration, credit quality, market and currency risk and issuer and industry concentrations.
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
A.M. Best has assigned each of our insurance company subsidiaries a Financial Strength rating of A- (Excellent), which is the fourth highest of fifteen rating levels
Our Insurance Subsidiaries and the Reciprocal Exchanges are also rated by Demotech, Inc. (“Demotech”), and have received a Financial Stability Rating of A’ (A Prime), which is the second highest of Demotech’s six ratings. Demotech’s rating process is designed to provide an objective baseline for assessing solvency which in turn provides insight into changes in financial stability. Demotech’s Financial Stability Ratings are based upon a series of quantitative ratios and qualitative considerations which together comprise a Financial Stability Analysis Model.
Our Insurance Subsidiaries and our Holding Company are also rated by Fitch Ratings Ltd., and the Insurance Subsidiaries have received an Insurer Financial Strength Rating of A- stable, which is the third highest of Fitch Ratings’ nine ratings. Our Holding Company has an Issuer Default Rating of BBB which is the fourth highest of Fitch Ratings’ eleven ratings. Fitch Insurer Financial Strength Ratings are an assessment of relative financial strength and are based on assessment of an insurer’s ability to satisfy policyholder obligations. Insurer Financial Strength Ratings assess the ability of an insurer to meet policyholder and related obligations, relative to the “best” credit risk in a given country across all industries and obligation types. Fitch Ratings’ Issuer Default Ratings provide an opinion on the relative ability of an entity to meet financial commitments, such as interest, preferred dividends, repayment of principal, insurance claims or counterparty obligations.
Regulatory Matters
Our Insurance Subsidiaries are subject to extensive governmental regulation and supervision in the U.S., and our reinsurance subsidiary, CastlePoint Re, is subject to governmental regulation in Bermuda. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations, generally administered by a department of insurance in each jurisdiction relate to, among other things:
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
In December of 2010, the NAIC adopted final revisions to a proposed model act and a model regulation for governing insurance holding company systems (the “Amended Model Act”). If and when adopted by an individual state, the Amended Model Act would require insurers or reinsurers licensed in such state to submit greater information to state regulators about parent companies or other affiliates within the holding company system, to permit regulators to assess the “enterprise risk” within a holding company system. The Amended Model Act must be adopted by the individual domestic states of the Insurance Subsidiaries in order for the proposed changes to apply to Tower. We are unable to predict whether or when any of the domestic states of the Insurance Subsidiaries or other states will adopt the Amended Model Act.
Changes of Control
Before a person can acquire control of an Insurance Subsidiary, prior written approval must be obtained from the Superintendent or the Commissioner of the Insurance Department (“Superintendent”) of the Insurance Subsidiary’s domestic jurisdiction or jurisdiction of commercial domicile. Prior to granting approval of an application to acquire control of an insurer, the Superintendent considers such factors as: the financial strength of the applicant, the integrity and management of the applicant’s Board of Directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Pursuant to insurance holding company laws, “control” means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Control is presumed to exist if any person, directly or indirectly, owns, controls or holds with the power to vote a certain threshold percentage of the voting securities of the company. In the domestic jurisdictions of all but one of the Insurance Subsidiaries, the threshold percentage of voting securities that triggers a presumption of control is 10% or more. In Florida, the threshold percentage that triggers a presumption of control is 5% of the voting securities. The Insurance Department, after notice and a hearing, may determine that a person or entity which, directly or indirectly, owns, controls or holds with the power to vote less than the threshold percentage of the voting securities of the company, “controls” the company. Because a person acquiring 10% or more of our common stock would indirectly control the same percentage of the stock of the Insurance Subsidiaries, the insurance company change of control laws of New York, California, Illinois, New Jersey, New Hampshire, Maine and Massachusetts would likely apply to such a transaction. The insurance company change of control laws of Florida would likely apply to an acquisition of 5% or more of our voting stock.

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
On July 21, 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act of 20l0 (the “Dodd-Frank Act”). Certain sections of the Dodd-Frank Act relate to the business of insurance. The Dodd-Frank Act provides that only the domestic state of a primary insurer may regulate the financial statement credit for reinsurance taken by that primary insurer. Non-domestic states will no longer be able to require additional collateral from unauthorized reinsurers or impose their own credit for reinsurance rules on primary insurers that are licensed in such other states. The Dodd-Frank Act also creates the Federal Insurance Office (“FIO”). Initially, the FIO will have limited authority and will mainly gather information and report to Congress on the business of insurance. The Dodd-Frank Act also includes the Nonadmitted and Reinsurance Reform Act of 2010 (the “NRRA”). The NRRA is intended to streamline and simplify the payment and collection of surplus lines premium taxes. Many sections of the Dodd-Frank Act become effective over time, and certain provisions of the Dodd-Frank Act require the implementation of regulations that have not yet been drafted. We are unable to predict how or when these changes may be implemented, or the effect, if any, these developments would have on our operations and financial condition.
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
Insurance Regulatory Information System Ratios
The Insurance Regulatory Information System (“IRIS”) was developed by the NAIC and is intended primarily to assist state Insurance Departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business.

In 2010, three of the insurance entities obtained in the OBPL acquisition (MHIC and the Reciprocal Exchanges) and CPFL had four or more ratios departing from the usual values. All other Tower insurance subsidiaries had none, one or two ratios outside the usual values.
Key drivers for those entities with four or more ratios outside the usual values include: (i) prior to their acquisition, MHIC and the Reciprocal Exchanges converted their investment holdings into short-term investments and reduced net investment income. The funds have been reinvested in long-term securities and the Company expects to be in compliance with the investment yield ratios in 2011; (ii) prior to its acquisition, MHIC paid a dividend of $4.0 million to OneBeacon which reduced surplus and caused MHIC to fall outside the usual values for the change in policyholder surplus and change in adjusted policyholder surplus ratios; and (iii) the Reciprocal Exchanges had statutory reserve strengthening in the third quarter which resulted in gross change in policyholder surplus, change in adjusted policyholder surplus, two year overall operating and gross agents’ balances (in collection) to policyholder’s surplus ratios to be outside the usual range. In addition, various CPFL ratios were outside the usual values because investment balances were held in short-term securities during the year. Also, due to the AequiCap I and II renewal rights acquisitions, CPFL had growth in premiums and statutory expenses that resulted in net premiums written to policyholders surplus, two year overall operating, and gross agents balances (in collection) to policyholders’ surplus ratios to be outside the usual values.

State Dividend Limitations
Tower’s ability to receive dividends from its Insurance Subsidiaries is restricted by the state laws and insurance regulations of the Insurance Subsidiaries’ domiciliary states. TICNY’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of New York. Under New York law, TICNY may pay dividends out of statutory earned surplus. In addition, the New York Insurance Department must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding 12 months, exceeds the lesser of (1) 10% of TICNY’s policyholders surplus as shown on its latest statutory financial statement filed with the New York Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months. TICNY declared approximately $4.7 million, $2.0 million and $5.2 million in dividends to Tower in 2010, 2009 and 2008, respectively. As of December 31, 2010, the maximum distribution that our Insurance Subsidiaries could pay without prior regulatory approval was approximately $30.8 million and the maximum return of capital available from CastlePoint Re without permission was $39.3. The other Insurance Subsidiaries are subject to similar restrictions, usually related to policyholders’ surplus, unassigned funds or net income, and notice requirements of their domiciliary state.
Risk-Based Capital Regulations
The Insurance Departments require domestic property and casualty insurers to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow the Insurance Departments to identify potential weakly-capitalized companies. Under the formula, a company determines its risk-based capital by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). At December 31, 2010, risk-based capital levels of our Insurance Subsidiaries exceeded the minimum level that would trigger regulatory attention.
Statutory Accounting Principles
Each U.S. insurance company is required to file quarterly and annual statements that conform to SAP. SAP is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer’s surplus as regards policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.
GAAP is concerned with a company’s solvency, but it is also concerned with other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as opposed to SAP.
Statutory accounting practices established by the NAIC and adopted, in part, by the state regulators determine, among other things, the amount of statutory surplus and statutory net income of the Insurance Subsidiaries and thus determine, in part, the amount of funds that are available to pay dividends.

Loss Reserve Specialist and Statements of Actuarial Opinion
Each U.S. insurance company is required to provide a Statement of Actuarial Opinion concerning the adequacy of its loss and loss expense reserves. Similarly, CastlePoint Re is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and LAE provisions.
Statements of Actuarial Opinion are prepared and signed by the designated actuary for each U.S. company, and by the loss reserve specialist in the case of a Bermuda company such as CastlePoint Re. The designated actuary and loss reserve specialist normally is a qualified casualty actuary, and in the case of CastlePoint Re, must be approved by the Bermuda Monetary Authority.
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
In none of the past five years has the assessment in any year levied against our Insurance Subsidiaries been material. Property and casualty insurance company insolvencies or failures may result in additional security fund assessments to our Insurance Subsidiaries at some future date. At this time we are unable to determine the impact, if any such assessments may have on the consolidated financial position or results of operations. We have established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings and assessments by the various workers’ compensation funds. See “Note 17 — Contingencies” in the notes to our audited consolidated financial statements included elsewhere in this report.
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
Management Companies
The activities of TRM, CPM and CPRMFL are subject to licensing requirements and regulation under the laws of New York, Delaware, Florida and other states where they do business. The businesses of TRM, CPM and CPRMFL depend on the validity of, and continued good standing under, the licenses and approvals pursuant to which they operate, as well as compliance with pertinent regulations. The businesses of the AIFs depend on the validity of, and continued good standing under, the licenses and approvals pursuant to which Adirondack Insurance Exchange and New Jersey Sklands Insurance Association, respectively, operate, as well as compliance with pertinent regulations. The management companies therefore devote significant effort toward maintaining their licenses to ensure compliance with a diverse and complex regulatory structure.
Reinsurance
We purchase reinsurance to reduce our net liability on individual risks, to protect against possible catastrophes, to achieve a target ratio of net premiums written to policyholders’ surplus or to expand our underwriting capacity. Reinsurance coverage can be purchased on a facultative basis when individual risks are reinsured or on a treaty basis when a class or type of business is reinsured. We purchase facultative reinsurance to provide limits in excess of the limits provided by our treaty reinsurance. Treaty reinsurance falls into three categories: quota share (also called pro rata), excess of loss and catastrophe treaty reinsurance. Under our quota share reinsurance contracts, we cede a predetermined percentage of each risk for a class of business to the reinsurer and recover the same percentage of losses and LAE on the business ceded. We pay the reinsurer the same percentage of the original premium, less a ceding commission. The ceding commission rate is based upon the ceded loss ratio on the ceded quota share premiums earned and in certain contracts is adjusted for loss experience under those contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Ceding commissions earned.” Under our excess of loss treaty reinsurance, we cede all or a portion of the liability in excess of a predetermined deductible or retention.

We also purchase catastrophe reinsurance on an excess of loss basis to protect ourselves from an accumulation of net loss exposures from a catastrophic event or series of events such as terrorist acts, riots, windstorms, hailstorms, tornadoes, hurricanes, earthquakes, blizzards and freezing temperatures. We generally do not receive any commission for ceding business under excess of loss or catastrophe reinsurance agreements.
The type, cost and limits of reinsurance we purchase can vary from year to year based upon our desired retention levels and the availability of quality reinsurance at acceptable prices, terms and conditions. Our excess of loss reinsurance program was renewed on January 1, 2011 and our catastrophe reinsurance program was renewed July 1, 2010.
In recent years, the reinsurance industry has undergone very dramatic changes. Soft market conditions created by years of inadequate pricing brought poor results, which were exacerbated by the events of September 11, 2001. As a result, market capacity was reduced significantly. Reinsurers exited lines of business, significantly raised rates and imposed much tighter terms and conditions, where coverage was offered, to limit or reduce their exposure to loss. The hurricanes that struck Florida and the Gulf coast in 2004 and 2005 contributed to this trend, particularly in regard to catastrophe reinsurance. These conditions abated somewhat during 2007 but continued in 2008 and 2009 as the Gulf coast was again impacted by hurricane activity in 2008. Due to the absence of major loss events in 2009 and 2010, reinsurance terms and conditions became more favorable to ceding companies.
In an effort to maintain quota share capacity for our business with favorable commission levels, we have accepted loss ratio caps in our reinsurance treaties. Loss ratio caps cut off the reinsurers’ liability for losses above a specified loss ratio. These provisions have been structured to provide reinsurers with some limit on the amount of potential loss being assumed, while maintaining the transfer of significant insurance risk with the possibility of a significant loss to the reinsurers. We believe our reinsurance arrangements qualify for reinsurance accounting in accordance with GAAP and SAP guidance. The loss ratio caps for our quota share treaties were 95.0% in 2005, 95.0% in 2004, 92.0% in 2003 and 97.5% in 2002. In 2008, we accepted a loss ratio cap from the Swiss Re America quota share agreement. This loss ratio was capped at 120% of earned premium and the agreement expired on December 31, 2008. In 2009 and 2010, we accepted a loss ratio cap of 110% under the liability quota share agreement effective October 1, 2009 and January 1, 2011.
Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. To protect our company from the possibility of a reinsurer becoming unable to fulfill its obligations under the reinsurance contracts, we attempt to select financially strong reinsurers with an A.M. Best rating of A- (Excellent) or better and continue to evaluate their financial condition and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies.
To further minimize our exposure to reinsurance recoverables, the 2009 and 2010 quota share agreements were placed on a “funds withheld” basis under which ceded premiums written are deposited in segregated trust funds from which we receive payments for losses and ceding commission adjustments. Our reinsurance receivables from non-admitted reinsurers are collateralized either by Letter of Credit or New York Regulation 114 compliant trust accounts.
We had one reinsurer from whom our unsecured recoverables was in excess of 5% of our stockholders’ equity as of December 31, 2010. Recoverables from all other reinsurers were less than 5% of our stockholders’ equity as of December 31, 2010.
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
Over the last several years, we have implemented and advanced a number of technological improvements and redesigned business processes, including systems to support claims, underwriting and financial reporting functions. We have also implemented improvements to make our organization less dependent on paper records through the use of electronic imaging technology. During 2010, we continued to implement new systems with expanded technological capabilities and retire a number of legacy systems, which have afforded us competitive advantage, particularly within our Commercial Insurance segment. All mission critical systems run on fully redundant hardware in an off-site secure facility with fully redundant power, air conditioning, communications and 24-hour support. Systems and data are backed up to tape daily and are taken to an off-site facility by an outside vendor. We have acquired access to another data center in the Chicago area which provides us with a state-of-the-art disaster recovery facility for all of our critical technology systems.
Our technology plan envisions that we will continue to expand our use of technology for additional product processing, improved business functionality, and efficiency. We also intend to exploit technological improvements and economies of scale realized through premium growth to continue to lower our underwriting expense ratio while offering a strong value proposition to our producer base.
Employees
As of December 31, 2010, we had 1,360 full-time employees. None of these employees is covered by a collective bargaining agreement. We have employment agreements with a number of our senior executive officers. The remainder of our employees consists of at-will employees.
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
Glossary of Selected Insurance Terms

Accident year	The year in which an event occurs, regardless of when any policies covering it are written, when the event is reported, or when the associated claims are closed and paid.

Acquisition expense	The cost of acquiring both new and renewal insurance business, including commissions to agents or brokers and premium taxes.

Agent	One who negotiates insurance contracts on behalf of an insurer. The agent receives a commission for placement and other services rendered.

Attorney-in-fact	A person or corporate entity who holds power of attorney, and therefore is legally designated to transact business and execute documents on behalf of another person or, in Tower’s case, administers the Reciprocal Exchanges, including paying losses, investing premium inflows, recruiting new members, underwriting the inflow of new business, underwriting renewal business, receiving premiums, and exchanging reinsurance contracts.

Broker	One who negotiates insurance or reinsurance contracts between parties. An insurance broker negotiates on behalf of an insured and a primary insurer. A reinsurance broker negotiates on behalf of a primary insurer or other reinsured and a reinsurer. The broker receives a commission for placement and other services rendered.

Case reserves	Loss reserves established by claims personnel with respect to individual reported claims.

Casualty insurance and/or reinsurance	Insurance and/or reinsurance that is concerned primarily with the losses caused by injuries to third persons (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting there from.

Catastrophe reinsurance	A form of excess of loss property reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event.

Cede; ceding company	When an insurance company reinsures its risk with another, it “cedes” business and is referred to as the “ceding company.”

Clash coverage	A form of reinsurance that covers the cedant’s exposure to multiple retentions that may occur when two or more of its insured suffer a loss from the same occurrence. This reinsurance covers the additional retentions.

Combined ratio	The sum of losses and LAE, acquisition expenses, operating expenses and policyholders’ dividends, all divided by net premiums earned.

Direct premiums written	The amounts charged by a primary insurer for the policies that it underwrites.

Excess and surplus lines	Excess insurance refers to coverage that attaches for an insured over the limits of a primary policy or a stipulated self-insured retention. Policies are bound or accepted by carriers not licensed in the jurisdiction where the risk is located, and generally are not subject to regulations governing premium rates or policy language. Surplus lines risks are those risks not fitting normal underwriting patterns, involving a degree of risk that is not commensurate with standard rates and/or policy forms, or that will not be written by standard carriers because of general market conditions.

Excess of loss reinsurance	The generic term describing reinsurance that indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified dollar amount, called a “layer” or “retention.” Also known as non-proportional reinsurance.

Funds held	The holding by a ceding company of funds usually representing the unearned premium reserve or the outstanding loss reserves applied to the business it cedes to a reinsurer.

Gross premiums written	Total premiums for direct insurance and reinsurance assumed during a given period.

Incurred but not reported (“IBNR”) reserves	Loss reserves for estimated losses that have been incurred but not yet reported to the insurer or reinsurer.

Incurred losses	The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for claims that have occurred but have not yet been reported to the insurer (“IBNR”).

Loss adjustment expenses (“LAE”)	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.

Loss and LAE ratio	Loss and LAE ratio is equal to losses and LAE incurred divided by earned premiums.

Loss reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments that the insurer or reinsurer believes it will ultimately be required to pay with respect to insurance or reinsurance it has written. Reserves are established for losses and for LAE and consist of case reserves and IBNR. Reserves are not, and cannot be, an exact measure of an insurers’ ultimate liability.

Managing general agent	A person or firm authorized by an insurer to transact insurance business who may have authority to bind the insurer, issue policies, appoint producers, adjust claims and provide administrative support for the types of insurance coverage pursuant to an agency agreement.

Net premiums earned	The portion of net premiums written that is earned during a period and recognized for accounting purposes as revenue.

Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers or retrocessionaires during such period.

Primary insurer	An insurance company that issues insurance policies to consumers or businesses on a first dollar basis, sometimes subject to a deductible.

Pro rata, or quota share, reinsurance	A form of reinsurance in which the reinsurer shares a proportional part of the ceded insurance liability, premiums and losses of the ceding company. Pro rata, or quota share, reinsurance also is known as proportional reinsurance or participating reinsurance.

Program underwriting agent	An insurance intermediary that underwrites program business by aggregating business from retail and wholesale agents and performs certain functions on behalf of insurance companies, including underwriting, premium collection, policy form design and other administrative functions to policyholders.

Property insurance and/or reinsurance	Insurance and/or reinsurance that indemnifies a person with an insurable interest in tangible property for his property loss, damage or loss of use.

Reciprocal exchange	Unincorporated association with each insured insuring the other insureds within the association. (Thus, each participant in this pool is both an insurer and an insured.) An attorney-in-fact administers the exchange. Members share profits and losses in the same proportion as the amount of insurance purchased from the exchange by that member.

Reinsurance	A transaction whereby the reinsurer, for consideration, agrees to indemnify the reinsured company against all or part of the loss the company may sustain under the policy or policies it has issued. The reinsured may be referred to as the original or primary insurer or the ceding company.

Renewal retention rate	The current period renewal premium, excluding pricing, exposure and policy form changes, as a percentage of the total premium available for renewal.

Retention, retention layer	The amount or portion of risk that an insurer or reinsurer retains for its own account. Losses in excess of the retention layer are reimbursed to the insurer or reinsurer by the reinsurer or retrocessionaire. In proportional treaties, the retention may be a percentage of the original policy’s limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.

Retrocession; retrocessionaire	A transaction whereby a reinsurer cedes to another reinsurer, known as a retrocessionaire, all or part of the reinsurance it has assumed. Retrocession does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured

Statutory accounting principles (“SAP”)	Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by state insurance regulatory authorities and the NAIC.

Statutory or policyholders’ surplus; statutory capital and surplus	The excess of admitted assets over total liabilities (including loss reserves), determined in accordance with SAP.

Third party administrator	A service group who provides various claims administration, risk management, loss prevention and related services, primarily to self-insured clients under a fee arrangement or to insurance carriers on an unbundled basis. No insurance risk is undertaken in the arrangement.

Treaty reinsurance	The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a “treaty”) between a primary insurer or other reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all agreed upon types or categories of risks originally written by the primary insurer or reinsured.

Underwriting	The insurer’s/reinsurer’s process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.

Unearned premium	The portion of a premium representing the unexpired portion of the exposure period as of a certain date.

Unearned premium reserve	Liabilities established by insurers and reinsurers to reflect unearned premiums which are usually refundable to policyholders if an insurance or reinsurance contract is canceled prior to expiration of the contract term.

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
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described under “Risk Factors” and the following:
•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	developments that may delay or limit our ability to enter new markets as quickly as we anticipate;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	the effects of acts of terrorism or war;

•	developments in the world’s financial and capital markets that adversely affect the performance of our investments;

•	changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	changes in acceptance of our products and services, including new products and services;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	changes in the percentage of our premiums written that we cede to reinsurers;

•	decreased demand for our insurance or reinsurance products;

•	loss of the services of any of our executive officers or other key personnel;

•	the effects of mergers, acquisitions and divestitures;

•	changes in rating agency policies or practices;

•	changes in legal theories of liability under our insurance policies;

•	changes in accounting policies or practices;

•	changes in general economic conditions, including inflation, interest rates and other factors;

•	unanticipated difficulties in combining Tower and OBPL;

•	disruptions in Tower’s business arising from the integration of Tower with acquired businesses and the anticipation of potential and pending acquisitions or mergers; and

•	currently pending or future litigation or governmental proceedings.
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

Item 1A. Risk Factors
An investment in our common stock involves a number of risks. You should carefully consider the following information about these risks, together with the other information contained in this Form 10-K, in considering whether to invest in or hold our common stock. Additional risks not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Any of the risks described below could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. You could lose all or part of your investment.
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
Our results of operations and financial condition depend upon our ability to estimate the potential losses associated with the risks that we insure and reinsure. We estimate loss and loss adjustment expense reserves to cover our estimated liability for the payment of all losses and loss adjustment expenses incurred under the policies that we write. Loss reserves include case reserves, which are established for specific claims that have been reported to us, and reserves for claims that have been incurred but not reported (“IBNR”). To the extent that loss and loss adjustment expenses exceed our estimates, we will be required to immediately recognize the less favorable experience and increase loss and loss adjustment expense reserves, with a corresponding reduction in our net income in the period in which the deficiency is identified. For example, over the past ten years we have experienced adverse development of reserves for losses and loss adjustment expenses incurred in prior years.
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
As of December 31, 2010, we had a net balance due us from our reinsurers of $378.5 million, consisting of $282.7 million in reinsurance recoverables on unpaid losses, $18.2 million in reinsurance recoverables on paid losses and $77.6 million in prepaid reinsurance premiums. Since October 1, 2003, we have sought to manage our exposure to our reinsurers by placing our quota share reinsurance on a “funds withheld” basis and requiring any non-admitted reinsurers to collateralize their share of unearned premium and loss reserves. However, we have recoverables from our pre-October 1, 2003 reinsurance arrangements that are uncollateralized, in that they are not supported by letters of credit, trust accounts, “funds withheld” arrangements or similar mechanisms intended to protect us against a reinsurer’s inability or unwillingness to pay. Our net exposure to our reinsurers totaled $184.9 million as of December 31, 2010. As of December 31, 2010, our largest net exposure to any one reinsurer was $68.7 million, related to OneBeacon Insurance which is rated A by A. M. Best. Because we remain primarily liable to our policyholders for the payment of their claims, in the event that one of our reinsurers under an uncollateralized treaty became insolvent or refused to reimburse us for losses paid, or delayed in reimbursing us for losses paid, our cash flow and financial results could be materially and adversely affected. As of December 31, 2010, our largest balance due from any one reinsurer was $92.0 million, which was due from Swiss Reinsurance America Corp. which is rated A+ by A. M. Best.
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
Our Insurance Subsidiaries and the Reciprocal Exchanges are also rated by Demotech, and have received a Financial Stability Rating of A’ (A Prime), which is the second highest of Demotech’s six ratings. Demotech’s rating process is designed to provide an objective baseline for assessing solvency which in turn provides insight into changes in financial stability. Demotech’s Financial Stability Ratings are based upon a series of quantitative ratios and qualitative considerations which together comprise a Financial Stability Analysis Model.
Our Insurance Subsidiaries and our Holding Company are also rated by Fitch Ratings Ltd., and the Insurance Subsidiaries have received an Insurer Financial Strength Rating of A- stable, which is the third highest of Fitch Ratings’ nine ratings. Our Holding Company has an Issuer Default Rating of BBB which is the fourth highest of Fitch Ratings’ eleven ratings. Fitch Insurer

Financial Strength Ratings are assigned to an insurer’s policyholder obligations and are an assessment of relative financial strength. Insurer Financial Strength Ratings assess the ability of an insurer to meet policyholder and related obligations, relative to the “best” credit risk in a given country across all industries and obligation types. Fitch Ratings’ credit ratings provide an opinion on the relative ability of an entity to meet financial commitments, such as interest, preferred dividends, repayment of principal, insurance claims or counterparty obligations.
Our ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of the rating agencies. A decline in a company’s ratings indicating reduced financial strength or other adverse financial developments can cause concern about the viability of the downgraded insurer among its agents, brokers and policyholders, resulting in a movement of business away from the downgraded carrier to other stronger or more highly rated carriers. Because many of our agents and brokers (whom we refer to as “producers”) and policyholders purchase our policies on the basis of our current ratings, the loss or reduction of any of our ratings will adversely impact our ability to retain or expand our policyholder base. The objective of the rating agencies’ rating systems is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. Our ratings reflect the rating agencies’ opinion of our financial strength and are not evaluations directed to investors in our common stock, nor are they recommendations to buy, sell or hold our common stock.
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
In addition, the policies we issue contain conditions requiring the prompt reporting of claims to us and our right to decline coverage in the event of a violation of that condition. Our policies also include limitations restricting the period in which a policyholder may bring a breach of contract or other claim against us, which in many cases is shorter than the statutory limitations for such claims in the states in which we write business. While these exclusions and limitations reduce the loss exposure to us and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations in a way that would adversely affect our loss experience, which could have a material adverse effect on our financial condition or results of operations.
     We may face substantial exposure to losses from terrorism, and we are currently required by law to provide coverage against such losses.
Our location and amount of business written in New York City and adjacent areas by our Insurance Subsidiaries may expose us to losses from terrorism. U.S. insurers are required by state and Federal law to offer coverage for terrorism in certain lines.
Although our Insurance Subsidiaries are protected by the federally funded terrorism reinsurance, there is a substantial deductible that must be met, the payment of which could have an adverse effect on our results of operations. See— “Business—Reinsurance.” As a consequence of this legislation, potential losses from a terrorist attack could be substantially larger than previously expected, could also adversely affect our ability to obtain reinsurance on favorable terms, including pricing, and may affect our underwriting strategy, rating, and other elements of our operation.
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
Our products are marketed by independent producers. In our Commercial Insurance segment, these independent producers are comprised of retail agents, wholesale agents who aggregate business from retail agents and program underwriting agents. In our Personal Insurance segment, these independent producers are comprised of retail and wholesale agents and managing general agencies who handle various underwriting and policy issuance tasks on our behalf and who generally accept submissions from various other independent producers.
Other insurance companies compete with us for the services and allegiance of these producers. These producers may choose to direct business to our competitors, or may direct less desirable risks to us. In our Commercial segment, approximately 55% of the 2010 gross premiums written, including premiums produced by TRM on behalf of its issuing companies, were produced by our top 36 producers, representing 3% of our active agents and brokers. These producers each have annual written premiums of $5.0 million or more. As we build a broader territorial base, the number of producers with significant premium volumes with Tower in each of our segments is increasing.
Our largest producers in 2010 were Northeast Agencies, Morstan General Agency, Risk Transfer and NSM. In the year ended December 31, 2010, these producers accounted for 8%, 5%, 4% and 3%, respectively, of the total of our gross premiums written. No other producer was responsible for more than 3% of our gross premiums written.
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
The property and casualty insurance industry is highly competitive and has historically been characterized by periods of significant pricing competition alternating with periods of greater pricing discipline, during which competition focuses on other factors. Beginning in 2000, the market environment was increasingly favorable as rates increased significantly. During the latter part of 2004 and throughout 2005, increased competition in the marketplace became evident and, as a result, average annual rate increases became moderate. The catastrophe losses of 2004 and 2005 produced increased pricing and reduced capacity for insurance of catastrophe-exposed property. However, a softening of the non-catastrophe-exposed market in 2006 through 2009 has led to more aggressive pricing in specific segments of the commercial lines business, particularly in those lines of business and accounts with larger annual premiums. The Insurance Information Institute indicates that the industry-wide change in net premiums written in the Property & Casualty industry in 2007 decreased to a zero growth (0.0 percent) condition. A.M. Best reported that the industry-wide change in net premiums written in the property and casualty industry was -4.1% in 2009 compared to -2.0% in 2008 and is estimated to have increased 0.5% in 2010.
The new capacity that had entered the market had placed more pressure on production and profitability targets. A. M. Best had stated that industry policyholder surplus grew for five consecutive years; 2003-2007, but declined in 2008. However, policyholder surplus is estimated to have increased by 9.5% in 2010 to $583.4 billion from 2009. This places the premium-to-surplus ratio at 0.7:$1.00 at year-end 2010.
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

In our commercial and personal lines admitted business segments, we compete with major U.S. insurers and certain underwriting syndicates, including large national companies such as Travelers Companies, Inc., Allstate Insurance Company, GEICO, Progressive Corporation and State Farm Insurance; regional insurers such as Selective Insurance Company, Harleysville Insurance Company, Hanover Insurance and Peerless Insurance Company and smaller, more local competitors such as Greater New York Mutual, Magna Carta Companies, MMI Insurance Company, Quincy Mutual Fire Insurance Company and Utica First Insurance Company. Our non-admitted binding authority and commercial business with general agents competes with Scottsdale Insurance Company, Admiral Insurance Company, Mt. Hawley Insurance Company, Navigators Group, Inc., Essex Insurance Company, Colony Insurance Company, Century Insurance Group, Nautilus Insurance Group, RLI Corp., United States Liability Insurance Group and Burlington Insurance Group, Inc. In our program business, we compete against competitors that write program business such as QBE Insurance Group Limited, Delos Insurance Group, Am Trust Financial Services, Inc., RLI Corp., Chartis Inc., W.R. Berkley Corporation, Markel Corporation, Great American Insurance Group and Philadelphia Insurance Companies.
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
In addition to our recent acquisitions of OBPL and AequiCap’s commercial automobile renewal rights, we plan to continue to expand our licensing or acquire other insurance companies with multi-state property and casualty licensing in order to expand our product and service offerings geographically. We also intend to continue to acquire books of business that fit our underwriting competencies from competitors, managing agents and other producers and to acquire other insurance companies. This expansion strategy may present special risks:
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
We invest the premium we receive from policyholders until it is needed to pay policyholder claims or other expenses. At December 31, 2010, our invested assets consisted of $2.4 billion in fixed maturity securities and $90.3 million in equity securities at fair value. Additionally, we held $104.4 million in cash and cash equivalents and short-term investments. In 2010, we earned $106.1 million of net investment income representing 7.3% of our total revenues and 57.6% of our pre-tax income. At December 31, 2010, we had unrealized gains of $74.5 million, which could change significantly depending on changes in market conditions. Our funds are primarily invested by outside professional investment advisory management firms under the direction of our management team in accordance with detailed investment guidelines set by us. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. (Interest rate risk is discussed below under the heading, “We may be adversely affected by interest rate changes.”) In particular, revenue and liquidity issues in various states and municipalities and future legislative changes could have unfavorable implications on our $553.7 million bond portfolio.

The volatility of our claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business. We recognized net realized capital gains for 2010 of $13.5 million which included OTTI charges of $4.2 million. The OTTI charges were primarily the result of mortgage-backed securities. As a result of the market volatility, we may experience difficulty in determining accurately the value of our various investments.
     We may be adversely affected by interest rate changes.
Our operating results are affected, in part, by the performance of our investment portfolio. General economic conditions affect the markets for interest rate sensitive securities, including the level and volatility of interest rates and the extent and timing of investor participation in such markets. Unexpected changes in general economic conditions could create volatility or illiquidity in these markets in which we hold positions and harm our investment return. Our investment portfolio is primarily comprised of interest rate sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. A significant increase in interest rates could have a material adverse effect on our financial condition or results of operations. Generally, bond prices decrease as interest rates rise. Changes in interest rates could also have an adverse effect on our investment income and results of operations. For example, if interest rates decline, investment of new premiums received and funds reinvested may earn less than expected.
In addition to the normal market risk, mortgage-backed securities contain prepayment and extension risk that differ from other financial instruments and constituted 28.3% of our invested assets, including cash and cash equivalents. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can also expose us to prepayment risks on these investments. When interest rates fall, mortgage-backed securities may be prepaid more quickly than expected and the holder must reinvest the proceeds at lower interest rates. Certain of our mortgage-backed securities currently consist of securities with features that reduce the risk of prepayment, but there is no guarantee that we will not invest in other mortgage-backed securities that lack this protection. In periods of increasing interest rates, mortgage-backed securities are prepaid more slowly, which may require us to receive interest payments that are below the interest rates then prevailing for longer than expected.
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
In recent years, the U.S. insurance regulatory framework has come under increased Federal scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, state insurance regulators regularly re-examine existing laws and regulations, often focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our financial condition or results of operations. The highly publicized investigations of the insurance industry by state and other regulators and government officials in recent years have led to, and may continue to lead to, additional legislative and regulatory requirements for the insurance industry and may increase the costs of doing business.
The activities of TRM, CPM and CPRMFL are subject to licensing requirements and regulation under the laws of New York, New Jersey, Florida and other states where they do business. The businesses of TRM, CPM and CPRMFL depend on the validity of, and continued good standing under, the licenses and approvals pursuant to which they operate, as well as compliance with pertinent regulations. The businesses of the AIFs depend on the validity of, and continued good standing under, the licenses and approvals pursuant to which the Reciprocal Exchanges operate, as well as compliance with pertinent regulations. As of February 5, 2009, the date of closing of our acquisition of CastlePoint, our activities became subject to certain licensing requirements and regulation under the laws of Bermuda.
Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment and interpretation by regulatory authorities. Generally such authorities are vested with relatively broad and general discretion as to the granting, renewing and revoking of licenses and approvals. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to clients and fines. In some instances, TRM follows practices based on its or its counsel’s interpretations of laws and regulations, or those generally followed by the industry, which may prove to be different from those of regulatory authorities.
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
Our Insurance Subsidiaries are required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Our Insurance Subsidiaries are subject to assessments in the states where we do business for various purposes, including the provision of funds necessary to fund the operations of the Insurance Department and insolvency funds. In 2010, the Insurance Subsidiaries were assessed $13.2 million by various state insurance-related agencies. These assessments are generally set based on an insurer’s percentage of the total premiums written in a state within a particular line of business. The Company is permitted to assess premium surcharges on workers’ compensation policies that are based on statutorily enacted rates. As of December 31, 2010, the liability for the various workers’ compensation funds, which includes amounts assessed on workers’ compensation policies, was $4.3 million for our Insurance Subsidiaries. As our company grows, our share of any assessments may increase. However, we cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments could have a material adverse effect on our financial condition or results of operations.
     Our ability to meet ongoing cash requirements and pay dividends may be limited by our holding company structure and regulatory constraints.
Tower is a holding company and, as such, has no direct operations of its own. Tower does not expect to have any significant operations or assets other than its ownership of the shares of its operating subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our stockholders. As of December 31, 2010, the maximum amount of distributions that our insurance subsidiaries could pay to Tower without approval was $30.8 million and the maximum return of capital available from CastlePoint Re without permission was $39.3. If you require dividend income you should carefully consider these risks before making an investment in our company.
     Although we have paid cash dividends in the past, we may not pay cash dividends in the future.
We have a history of paying dividends to our stockholders when sufficient cash is available, and we currently intend to pay dividends in each quarter of 2011. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors, including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner previously discussed in this section. Also, there can be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.
     We rely on our information technology and telecommunications systems to conduct our business.
Our business is dependent upon the functioning of our information technology and telecommunication systems. We rely upon our systems, as well as the systems of our vendors to underwrite and process our business, make claim payments, provide customer service, provide policy administration services such as endorsements, cancellations and premium collections, comply with insurance regulatory requirements and perform actuarial and other analytical functions necessary for pricing and product development. Our operations are dependent upon our ability to timely and efficiently process our business and protect our information and telecommunications systems from physical loss, telecommunications failure or other similar catastrophic events, as well as from security breaches. While we have implemented business contingency plans and other reasonable and appropriate internal controls to protect our systems from interruption, loss or security breaches, a sustained business interruption or system failure could adversely impact our ability to process our business, provide customer service, pay claims in a timely manner or perform other related functions.
The operations and maintenance of our policy, billing, claims administration systems, and data warehouse have been operating in two data center environments and one disaster recovery environment. The development and implementation of new claims, billing and policy issuance systems have begun. Until these systems are fully migrated and implemented, we must depend on existing technology platforms that require more manual or duplicate processing.
     Integrating OBPL may be more difficult than expected.
The acquisition of OBPL closed on July 1, 2010. The acquired business and operations will be combined with Tower’s existing personal lines operations with the goal of achieving various benefits, including, among other things, improvement in profitability and financial flexibility, expanding Tower’s suite of personal lines insurance products to add private passenger automobile and personal package policies and achieving cross-selling of products to both producer bases. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether Tower and the OneBeacon Personal Lines Division are integrated in an efficient and effective manner, and general competitive factors in the marketplace. Additionally, under Section 404 of the Sarbanes Oxley Act, OBPL’s operations have been excluded from Tower’s review of the internal audit controls. In addition, we expect to be highly dependent on OneBeacon Insurance Group, Ltd. for transition services including technology, operations and finance services for a period of time until we can replace and migrate the operations completely. Failure to achieve anticipated benefits and operational migration could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could negatively impact our business, financial condition, results of operations, prospects and stock price. In addition, employees and producers may experience uncertainty about their future roles with Tower, which might adversely affect our ability to retain key executives, managers and other employees and producers.
     We may be unable to collect amounts due from the Reciprocal Exchanges through our ownership of surplus notes.
We provide management services for a fee to the Reciprocal Exchanges. The Reciprocal Exchanges are capitalized entirely with surplus notes that we acquired from OneBeacon Insurance Group, Ltd. for $96.9 million. Reciprocals are policyholder-owned insurance carriers organized as unincorporated associations. We have no ownership interest in the Reciprocal Exchanges. Under current accounting rules, our consolidated financial statements include the results of the Reciprocal Exchanges, and therefore, the surplus notes and any accrued interest are eliminated in consolidation. Payments of principal and interest on notes of reciprocals are subject to regulatory approval. If either of the Reciprocal Exchanges is unable to obtain insurance regulatory approval to repay us, we would be unable to collect amounts owed under the related surplus note, which would impact the statutory capital of the Insurance Subsidiaries that own the surplus notes and impair their ability to pay dividends to Tower.
     Adverse economic factors including recession, inflation, periods of high unemployment or lower economic activity could result in the company selling fewer policies than expected and/or an increase in premium defaults which, in turn, could affect the company’s growth and profitability.
Negative economic factors may also affect the company’s ability to receive the appropriate rate for the risk it insures with its policyholders and may impact its policy flow. In an economic downturn, the degree to which prospective policyholders apply for insurance and fail to pay all balances owed may increase. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. These outcomes would reduce the company’s underwriting profit to the extent these effects are not reflected in the rates charged by the company.
     Currently pending or future litigation or governmental proceedings could result in material adverse consequences, including injunctions, judgments or settlements.
We are and from time to time become involved in lawsuits, regulatory inquiries and governmental and other legal proceedings arising out of the ordinary course of its business. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions to these types of matters is often uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our business, financial condition, results of operations, prospects or stock price.
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
We need liquidity to pay claims, reinsurance premiums, operating expenses, interest on our debt and dividends on our capital stock. Without sufficient liquidity, we will be forced to curtail our operations and our business will suffer. The principal sources of our liquidity are insurance premiums, reinsurance recoveries, ceding commissions, fee revenues, cash flow from our investment portfolio and other assets, consisting mainly of cash or assets that are readily convertible into cash. Other sources of liquidity in normal markets also include a variety of instruments, including medium- and long-term debt, junior subordinated debt securities and stockholders’ equity.
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
     Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations, and we do not expect these conditions to improve in the near future.
Our results of operations are materially affected by conditions in the capital markets and the economy generally. The stress experienced by capital markets that began in the second half of 2007 continued, albeit at a reduced pace, throughout 2010. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets going forward. These concerns and the continuing market upheavals may have an adverse effect on us. Our revenues may decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged market disruptions we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.
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
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate values, market volatility, the performance of the economy in general, the performance of the specific obligors included in our portfolio and other factors outside our control. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of our investment portfolio. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of our investment portfolio, which would be offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of our investment portfolio, which would be offset by lower rates of return on funds reinvested.
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
We have categorized our fixed maturity, equity securities and short-term investments into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The relevant GAAP guidance defines the input levels as follows:
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
At December 31, 2010, 3.6%, 96.3% and 0.1% of these securities represented Level 1, Level 2 and Level 3, respectively. The availability of observable inputs varies and is affected by a wide variety of factors. When the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. The degree of judgment exercised by management in determining fair value is greatest for investments categorized as Level 3. For investments in this category, we consider prices and inputs that are current as of the measurement date.

During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example, non-agency residential mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation, thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.
     Some of our investments are relatively illiquid and are in asset classes that have been experiencing significant market valuation fluctuations.
We hold certain investments that may lack liquidity, such as non-agency residential mortgage-backed securities, subprime mortgage-backed securities and certain commercial mortgage-backed securities, rated below AA. These asset classes represented 6.0% of the carrying value of our total cash and invested assets as of December 31, 2010.
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
Our management regularly reviews our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, management considers, among other criteria: (i) the current fair value compared to amortized cost or cost, as appropriate; (ii) the length of time the security’s fair value has been below amortized cost or cost; (iii) specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments; (iv) management’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in value to cost; (v) specific cash flow estimations for certain mortgage-backed securities; and (vi) current economic conditions.
     Gross unrealized losses may be realized or result in future impairments.
Our gross unrealized losses on fixed maturity securities at December 31, 2010 were $14.7 million pre-tax, and the amount of gross unrealized losses on fixed maturity securities that have been in an unrealized loss position for twelve months or more is $1.2 million pre-tax. Realized losses or impairments may have a material adverse impact on our results of operation and financial position.
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
     Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate taxable capital gains. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position.
Risk factors related to our common stock
     Insurance laws and regulations, Delaware law, our charter documents and terms of our indebtedness may impede or discourage a takeover, which could cause the market price of our shares to decline.
     We currently have insurance subsidiaries in Florida, New York, California, Illinois, New Jersey, New Hampshire, Maine and Massachusetts. The insurance company change of control laws in each of those states require written approval from the superintendent or commissioner of the insurance department of such state before a third party can acquire control of us. Control is presumed to exist if any person, directly or indirectly, controls or holds the power to vote more than 10% (or 5% in the case of Florida) of our voting securities.
     In addition, our articles of incorporation and bylaws contain provisions that may prevent or deter a third party from acquiring us, even if such acquisition could benefit you. These provisions may limit our shareholders’ ability to approve a transaction that our shareholders may think is in their best interests. Such provisions include (i) classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors; (ii) prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders; (iii) limiting who may call special meetings of stockholders; (iv) establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and (v) the existence of authorized and unissued Tower common stock which would allow our board of directors to issue shares to persons friendly to current management.
     We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. Our revolving credit facility also has provisions that give rise to events of default on the occurrence of a change of control. Insurance laws and regulations, the ability of our board of directors to create and issue a new series of preferred stock, certain provisions of Delaware law and our certificate of incorporation and bylaws and certain terms of our indebtedness could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock.
     We are subject to counterparty risk with respect to the convertible note hedge transactions.
     The hedge counterparties in the hedge transactions with respect to the Company’s issuance of convertible senior notes on September 20, 2010 are financial institutions or affiliates of financial institutions, and we will be subject to the risk that these hedge counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate their obligations, under the convertible note hedge transactions. Our exposure to the credit risk of the hedge counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If one or more of the hedge counterparties to one or more of our convertible note hedge transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price of our common stock or in volatility of our common stock. In addition, upon a default or other failure to perform by, or a termination of the obligations of, one of the hedge counterparties, we may suffer adverse tax consequences as well as dilution with respect to our common stock. We can provide no assurances as to the financial stability or viability of any of the hedge counterparties.
     Conversion of the convertible senior notes may dilute the ownership interest of our existing stockholders.
     The conversion of some or all of the convertible senior notes may dilute the ownership interests of our existing stockholders despite the expected reduction of such potential dilution as a result of the convertible note hedge transactions. For example, we may elect to settle a conversion solely in shares of our common stock, in which case we would generally only be entitled to receive a number of shares under the convertible note hedge transactions corresponding to the amount, if any, by which the shares we are required to deliver upon conversion of the convertible senior notes have a value that exceeds the principal amount of converted convertible senior notes. In addition, in certain circumstances, such as a conversion of convertible senior notes where we have elected to settle our conversion obligation solely in shares of our common stock or a conversion of convertible senior notes in connection with a make-whole fundamental change, the value of cash, shares of our common stock or combination thereof that we are entitled to receive under the convertible note hedge transactions may be less than the value of cash, shares of our common stock or combination thereof, in excess of the principal amount of the convertible senior notes that we are obligated to deliver upon conversion of the convertible senior notes. Furthermore, the warrant transactions will separately have a dilutive effect on our common stock to the extent that the market value per share of our common stock exceeds the applicable strike price of the warrants. Any sales in the public market of any of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the convertible senior notes into shares of our common stock or a combination of cash and shares of our common stock could depress the price of our common stock.
Item 1B. Unresolved Staff Comments
The Company has no unresolved staff comments as of December 31, 2010.
Item 2. Properties
We lease 118,500 square feet of space at 120 Broadway, New York, New York, which consists of the 30th and 31st floors and part of the 29th floor. The lease will end on December 31, 2021. We also lease space at 100 William Street, New York, New York. See “Note 17—Contingencies” in the notes to our audited consolidated financial statements included elsewhere in this report.
We also lease office space in Atlanta, Georgia; Bedford, New Hampshire; Buffalo, New York; Canton Massachusetts; Chicago, Illinois; Fort Lauderdale, Florida; Glastonbury, Connecticut; Hamilton, Bermuda; Irvine California; Irving, Texas, Lake Success, New York; Lisle, Illinois; Melville, New York; Maitland, Florida; Marlborough, Massachusetts; Mobile, Alabama; Moorestown, New Jersey; Palm Springs, California; Quincy, Massachusetts; Paramus, New Jersey; Philadelphia, Pennsylvania; Petaluma, California; Scarborough, Maine; Shelton, Connecticut; South Portland, Maine; White Plains, New York.
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
On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (“TICNY”), a wholly-owned subsidiary of Tower Group, Inc., in the United States District Court for the District of New Jersey seeking, inter alia, to recover $6.1 million under various retrocessional contracts pursuant to which TICNY reinsures

Munich. On June 22, 2009, TICNY filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover $2.8 million under various reinsurance contracts pursuant to which Munich reinsures TICNY. A separate action commenced by Munich against TICNY on June 17, 2009 in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access to TICNY’s books and records pertaining to various quota share agreements, to which TICNY filed its answer on July 7, 2009, was subsequently dismissed pursuant to the stipulation of the parties on March 17, 2010. The parties are currently engaged in discovery and the Company is therefore unable to assess the likelihood of any particular outcome.
On May 12, 2010, Mirabilis Ventures, Inc. (“Mirabilis”) commenced an action against Specialty Underwriters’ Alliance Insurance Co. (“SUA”, now known as CastlePoint National Insurance Company (“CNIC”), a subsidiary of Tower Group, Inc.) and Universal Reinsurance Co., Ltd., an unrelated entity, in the United States District Court for the Middle District of Florida. The Complaint is based upon a Worker’s Compensation/Employer’s Liability policy issued by SUA to AEM, Inc. (“AEM”), to whose legal rights Mirabilis is alleged to have succeeded as a result of the Chapter 11 bankruptcy of AEM. The Complaint, which includes claims against SUA for breach of contract and breach of the duty of good faith, alleges that SUA failed to properly audit AEM’s operations to determine AEM’s worker’s compensation exposure for two policy years, in order to compute the premium owed by AEM, such that SUA owes Mirabilis the principal sum of $3.4 million for one policy year and $0.6 million for the other policy year, plus interest and costs. On July 30, 2010, CNIC filed its answer in which it asserted nine separate counterclaims, to which Mirabilis responded on September 3, 2010. Mirabilis amended its complaint on February 21, 2011. The litigation is only in its preliminary stage and the Company is therefore unable to assess the likelihood of any particular outcome.
Item 4. (Removed and Reserved)
PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shareholders
Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “TWGP”. We have one class of authorized common stock for 100,000,000 shares at a par value of $0.01 per share.
As of February 22, 2011, there were 41,485,678 common shares issued and outstanding that were held by 240 shareholders of record.
Price Range of Common Stock and Dividends Declared
The high and low sales prices for quarterly periods from January 1, 2009 through December 31, 2010 were as follows:

			Common
			Stock
			Dividends
	High	Low	Declared

2010
First quarter	$23.70	$21.05	$0.070
Second quarter	23.71	20.45	0.070
Third quarter	23.64	20.13	0.125
Fourth quarter	26.86	22.91	0.125
2009
First quarter	31.05	19.70	0.050
Second quarter	28.32	22.70	0.070
Third quarter	26.10	22.88	0.070
Fourth quarter	25.78	22.29	0.070
Dividend Policy
The Company paid quarterly dividends of $0.07 per share on March 26, 2010, June 14, 2010, and quarterly dividends of $0.125 per share on September 14, 2010 and December 24, 2010. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our Board of Directors deems relevant.
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
Pursuant to the terms of the subordinated debentures underlying our trust preferred securities, we and our subsidiaries cannot declare or pay any dividends if we are in default of or if we have elected to defer payments of interest on those debentures. The Company declared dividends on common stock as follows:

(in $ thousands)	2010	2009

Common stock dividends declared	$16,551	$10,740
In 2010, the Company purchased 77,670 shares of its common stock from employees in connection with the vesting of restricted stock issued in connection with its 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.
Common Stock Repurchase Program
The Board of Directors of Tower approved a $100 million share repurchase program on February 26, 2010. Purchases can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The share repurchase program has no expiration date. For the year ended December 31, 2010, the Company purchased 4.0 million shares with a fair market value of $88.0 million of its common stock under this program.
The following table summarizes the Company’s stock repurchases for the three months ended December 31, 2010, and represents employees’ withholding tax obligations on the vesting of restricted stock and the share repurchase program:

			Total Number	Maximum Number
			of Shares	(or Approximate
	Total		Purchased as Part	Dollar Value) of
	Number	Average	of Publically	Shares that May Yet
	of Shares	Price Paid	Announced Plans	be Purchased Under
Period	Purchased	per Share	or Programs	Under the Plan

October 1 - 31, 2010	—	$—	—	$16,132,870
November 1 - 30, 2010	—	—	—	16,132,870
December 1 - 31, 2010	172,578	25.31	161,256	11,965,864

Total	172,578	$25.31	161,256

Item 6. Selected Consolidated Financial Information
The selected consolidated income statement data for the years ended December 31, 2010, 2009 and 2008, and the balance sheet data as of December 31, 2010 and 2009 are derived from our audited financial statements included elsewhere in this document, which have been prepared in accordance with GAAP. You should read the following selected consolidated financial information along with the information contained in this document, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year ended December 31,
($ in millions, except per share amounts)	2010	2009	2008	2007	2006

Income Statement Data
Gross premiums written	$1,496.4	$1,070.7	$634.8	$524.0	$432.7
Ceded premiums written	182.3	184.5	290.8	264.8	187.6

Net premiums written	1,314.1	886.2	344.0	259.2	245.1

Net premiums earned	1,292.7	854.7	314.6	286.1	224.0
Ceding commission revenue	38.0	43.9	79.1	71.0	43.1
Insurance services revenue	2.2	5.1	68.2	33.3	8.0
Policy billing fees	6.3	3.0	2.3	2.0	1.1
Net investment income	106.1	74.9	34.6	36.7	23.0
Net realized gains (losses) on investments	13.4	1.5	(14.4)	(17.5)	—

Total revenues	1,458.7	983.1	484.4	411.6	299.2
Losses and loss adjustment expenses	784.0	475.5	162.7	157.9	135.1
Operating expenses:
Direct and ceding commission expenses	267.2	204.6	132.5	101.0	60.5
Other operating expenses (1)	195.7	129.9	91.5	77.3	53.7
Acquisition-related transaction costs	2.4	14.0	—	—	—
Interest expense	24.6	18.1	8.4	9.3	6.9

Total expenses	1,273.9	842.1	395.1	345.5	256.2
Other Income
Equity in unconsolidated affiliate	—	(0.8)	0.3	2.4	0.9
Gain from issuance of common stock by unconsolidated affiliate	—	—	—	2.7	7.9
Gain on investment in acquired unconsolidated affiliate	—	7.4	—	—	—
Gain on bargain purchase	—	13.2	—	—	—
Other expense	(0.4)	—	—	—	—
Warrant received from unconsolidated affiliate	—	—	—	—	4.6

Income before income taxes	184.4	160.8	89.6	71.2	56.4
Income tax expense	62.4	51.5	32.1	26.1	19.7

Net income	$122.0	$109.3	$57.5	$45.1	$36.7
Less: Net income attributable to Reciprocal Exchanges	4.0	—	—	—	—

Net income attributable to Tower Group, Inc.	$118.0	$109.3	$57.5	$44.4	$36.6

Per Share Data
Basic earnings per share attributable to Tower stockholders	$2.71	$2.78	$2.47	$1.94	$1.83
Diluted earnings per share attributable to Tower stockholders	$2.70	$2.76	$2.45	$1.92	$1.79
Weighted average outstanding (in thousands):
Basic	43,462	39,363	23,291	22,927	19,932
Diluted	43,648	39,581	23,485	23,128	20,511
Selected Insurance Ratios
Gross loss ratio (2)	58.2%	54.2%	49.9%	50.7%	55.0%
Gross underwriting expense ratio (3)	30.6%	30.9%	30.4%	29.2%	28.7%

Gross combined ratio (4)	88.8%	85.1%	80.3%	79.9%	83.7%

Net loss ratio (5)	60.7%	55.6%	51.7%	55.2%	60.3%
Net underwriting expense ratio (6)	33.0%	32.7%	30.7%	28.5%	27.3%

Net combined ratio (7)	93.7%	88.3%	82.4%	83.7%	87.6%

	As of December 31,
($ in millions, except per share amounts)	2010	2009	2008	2007	2006

Summary Balance Sheet Data
Cash and cash equivalents	$102.9	$164.9	$136.3	$77.7	$100.6
Investments at fair value	2,474.5	1,896.8	541.0	619.1	464.0
Reinsurance recoverable	300.9	214.5	272.6	207.8	118.0
Deferred acquisition costs, net	242.8	170.7	53.1	39.3	35.8
Total assets	4,214.2	3,313.0	1,538.4	1,355.6	954.1
Loss and loss adjustment expenses	1,610.4	1,132.0	535.0	501.2	302.5
Unearned premium	872.0	658.9	328.8	272.8	227.0
Debt	374.3	235.1	101.0	101.0	68.0
Tower Group Inc. stockholders’ equity	1,087.6	1,050.5	335.2	309.4	223.9

Per Share Data:
Book value per share(8)	$26.22	$23.35	$14.36	$13.34	$9.23
Dividends declared per share-common stock	$0.39	$0.26	$0.20	$0.15	$0.10

(1)	Includes acquisition expenses and other underwriting expenses (which are general administrative expenses related to underwriting operations in our Insurance Subsidiaries) as well as other insurance services expenses (which are general administrative expenses related to insurance services operations).

(2)	The gross loss ratio is calculated by dividing gross losses (consisting of losses and loss adjustment expenses) by gross premiums earned.

(3)	The gross underwriting expense ratio is calculated by dividing gross underwriting expenses (consisting of direct commission expenses and other underwriting expenses net of policy billing fees) by gross premiums earned.

(4)	The gross combined ratio is the sum of the gross loss ratio and the gross underwriting expense ratio.

(5)	The net loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

(6)	The net underwriting expense ratio is calculated by dividing net underwriting expenses (consisting of direct commission expenses and other underwriting expenses net of policy billing fees and ceding commission revenue) by net premiums earned. Historically, the ceding commission revenue we earn on our ceded premiums has been higher than our expenses incurred to produce those premiums; our extensive use of quota share reinsurance has caused our net underwriting expense ratio in certain periods to be lower than our gross underwriting expense ratio under GAAP.

(7)	The net combined ratio is the sum of the net loss ratio and the net underwriting expense ratio.

(8)	Book value per share is based on total stockholders’ equity divided by common shares outstanding at year end.
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
Our consolidated results of operations reflect significant changes in 2010 as a result of acquisitions completed in the current and prior years. On July 1, 2010, we closed on the acquisition of OBPL and we closed on AequiCap II in the fourth quarter of 2010. In the first quarter of 2009, we closed on the acquisitions of CastlePoint and Hermitage. In the fourth quarter of 2009, we closed on the acquisitions of AequiCap I and SUA. Our consolidated revenues and expenses reflect the results of these acquired companies from their respective acquisition dates. This affects the comparability of our results between years.
Subsequent to the acquisition of OBPL on July 1, 2010, the Company changed the presentation of its business results, by allocating the personal insurance business previously reported in Brokerage Insurance segment along with the newly acquired OBPL business to a new Personal Insurance segment and merged the commercial business previously reported in either the Brokerage Insurance or Specialty Business segments in a new Commercial Insurance segment. The Company has retained its Insurance Services segment which will include fees earned by management companies, acquired as a part of the OBPL transaction. This change in presentation reflects the way management organizes the Company for making operating decisions and assessing profitability subsequent to the OBPL acquisition. In developing cost allocations between the commercial and personal lines segments, management has made significant assumptions regarding costs of reinsurance and internal services provided on behalf of such segments. As management receives additional facts which enhance its ability to apportion such costs, it may modify such allocation. If modifications are made, such adjustments will be made to all reporting periods disclosed. The results for all prior periods presented in this Management Discussion and Analysis have been restated to reflect the re-segmentation.
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
We offer our products and services through our Insurance Subsidiaries, which include TICNY, TNIC, PIC, NEIC, MVIC, CPIC, CPFL, HIC, KIC, MHIC, York and CPNIC (operating as SUA in some jurisdictions) as well as our management services subsidiaries, which include two attorney-in-facts, TRM, CPM and CPRMFL (operating as AequiCap CP Services Group, Inc. in some jurisdictions). Results for our Insurance Subsidiaries are reported in our Commercial and Personal Insurance segments. Results for our management services subsidiaries are reported in our Insurance Services segment.
Our commercial lines products include commercial multiple-peril (provides both property and liability insurance), monoline general liability (insures bodily injury or property damage liability), commercial umbrella, monoline property (insures buildings, contents or business income), workers’ compensation and commercial automobile policies. Our personal lines products consist of homeowners, personal automobile and umbrella policies.
In our Insurance Services segment, we generate management fees from the services provided by the attorney-in facts to the Reciprocal Exchanges, commission income from our managing general agencies by producing premiums on behalf of issuing companies, and other fees by providing claims administration and reinsurance intermediary services.
Acquisitions
See “Note 3 — Acquisitions” in the consolidated financial statements for more detail on each of the acquisitions discussed below.
One Beacon Personal Lines Division
On July 1, 2010, Tower completed the OBPL acquisition pursuant to a definitive agreement (the “Agreement”) dated February 2, 2010 by and among the Company and OneBeacon Insurance Group, LLC (“OneBeacon”). This acquisition expanded Tower’s suite of personal lines insurance products to include private passenger automobile, homeowners, umbrella, and the signature package product, OneChoice CustomPac, which provides customers with one policy for all of their homeowners, automobile and umbrella needs.
Specialty Underwriters’ Alliance, Inc.
On November 13, 2009, the Company completed the acquisition of SUA, a specialty property and casualty insurance company. SUA offers specialty commercial property and casualty insurance products through independent program underwriting agents that serve niche groups of insureds. The acquisition of SUA expands the Company’s Commercial Insurance segment and its regional presence in the Midwest.
AequiCap
On November 2, 2010, Tower acquired the renewal rights to the commercial automobile liability and physical damage business of AequiCap Program Administrators Inc. (“AequiCap II”), an underwriting agency based in Fort Lauderdale, Florida. The business subject to the agreement covers both trucking and taxi risks that are consistent with Tower’s current underwriting guidelines. Most of the employees of AequiCap II involved in the servicing of this commercial liability and physical damage business became employees of the Company. The acquisition was accounted for as a business combination under GAAP.
On October 14, 2009, the Company completed the acquisition of the renewal rights to the workers’ compensation business of AequiCap Program Administrators Inc. (“AequiCap I”), an underwriting agency based in Fort Lauderdale, Florida. The acquired business primarily consists of small, low to moderate hazard workers’ compensation policies in Florida. Most of the employees of AequiCap I involved in the servicing of the workers’ compensation business became employees of the Company. The acquisition of this business expands the Company’s regional presence in the Southeast.

Hermitage
On February 27, 2009, the Company completed the acquisition of Hermitage, a property and casualty insurance holding company. Hermitage offers both admitted and “E&S” products. This transaction further expands the Company’s wholesale distribution system nationally and establishes a network of retail agents in the Southeast.
CastlePoint
On February 5, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of CastlePoint, a Bermuda exempted corporation, pursuant to an Agreement and Plan of Merger, dated as of August 4, 2008, between the Company and CastlePoint. CastlePoint was a Bermuda holding company organized to provide property and casualty insurance and reinsurance business solutions, products and services primarily to small insurance companies and program underwriting managers in the United States.
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
Insurance Service revenue. We earn fee income primarily from services provided to the Reciprocal Exchanges for underwriting, claims, investment management and other services. Additional commission income is generated by TRM, CPM and CPRMFL on premiums produced by their managing general agencies and fees earned from their claims administration, other administration services and reinsurance intermediary services. We also earn fee income in the form of policy billing fees arising in the course of collecting premiums from our policyholders
Net investment income and realized gains and losses on investments. We invest our available funds in cash, cash equivalents and securities. Our investment income includes interest and dividends earned on our invested assets. Realized gains and losses on invested assets are reported separately from net investment income. We earn realized gains when invested assets are sold for an amount greater than their amortized cost, in the case of fixed maturity securities, and cost, in the case of equity securities, and we recognize realized losses when invested assets are written down or sold for an amount less than their amortized cost or actual cost, as applicable.
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

Operating expenses. In our Commercial Insurance and Personal Insurance segments, we refer to the operating expenses that we incur to underwrite risks as underwriting expenses. These include direct and ceding commission expenses (payments to our producers for the premiums that they generate for us) and other underwriting expenses. In our Insurance Services segment, operating expenses consist of costs incurred to manage the Reciprocal Exchanges, direct commissions paid to producers and other insurance service expenses.
Interest expense. We pay interest on our subordinated debentures, convertible senior notes, credit facility and on segregated assets placed in trust accounts on a “funds withheld” basis in order to collateralize reinsurance recoverables. In addition, interest expense includes amortization of debt origination costs and original issue discounts over the remaining term of our debt instruments.
Income taxes. We pay Federal, state and local income taxes and other taxes.
Measurement of Results
We use various measures to analyze the growth and profitability of our business segments. In our Commercial Insurance and Personal Insurance segments, we measure growth in terms of gross, ceded and net premiums written, and we measure underwriting profitability by examining our loss, expense and combined ratios. We also measure our gross and net written premiums to surplus ratios to measure the adequacy of capital in relation to premiums written. In the Insurance Services segment, we measure growth in terms of fee income generated from the Reciprocal Exchanges, premiums produced by TRM, CPM and CPRMFL on behalf of other insurance companies and, to a lesser extent, fee and commission revenue received. We analyze profitability by evaluating income before taxes and the size of such income relative to our Insurance Subsidiaries’ net premiums earned. On a consolidated basis, we measure profitability in terms of net income attributable to Tower Group, Inc. and return on average equity.
Premiums written. We use gross premiums written to measure our sales of insurance products and, in turn, our ability to generate ceding commission revenues from premiums that we cede to reinsurers. Gross premiums written also correlates to our ability to generate net premiums earned.
Loss ratio. The loss ratio is the ratio of losses and LAE incurred to premiums earned and measures the underwriting profitability of a company’s insurance business. We measure our loss ratio on a gross (before reinsurance) and net (after reinsurance) basis. We also measure the loss ratio on the ceded portion (the difference between gross and net premiums) for our Commercial Insurance and Personal Insurance segments. We use the gross loss ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. We use the loss ratio on the ceded portion of our insurance business to measure the experience on the premiums that we cede to reinsurers, including the premiums ceded under our quota share treaties. In some cases, the loss ratio on such ceded business is considered in determining the ceding commission rate that we earn on ceded premiums. Our net loss ratio is meaningful in evaluating our financial results, which are net of ceded reinsurance, as reflected in our consolidated financial statements. In addition, we use accident year and calendar year loss ratios to measure our underwriting profitability. An accident year loss ratio measures losses and LAE for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premiums earned during that particular accident year. A calendar year loss ratio measures losses and LAE for insured events occurring during a particular year and the changes in estimates in loss and LAE reserves from prior accident years as a percentage of premiums earned during that particular calendar year.
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
Management fee income earned by the attorneys-in-fact. Our management companies provide various underwriting, claims, investment management and other services to the Reciprocal Exchanges. We earn a percentage of the written premiums issued by the Reciprocal Exchanges. GAAP requires the consolidation of the Reciprocal Exchanges within our financial statements; however their results are excluded in deriving net income attributable to Tower stockholders and earnings per share calculations.
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

	Year Ended December 31,
($ in thousands)	2010	2009	2008

Operating income	$111,215	$119,820	$66,803
Net realized gains (losses) on investments	13,483	1,501	(14,354)
Acquisition-related transaction costs	(2,369)	(14,038)	—
Less: net realized gains (losses) on investments related to Reciprocal Exchanges	(257)	—
Income tax	(4,121)	2,047	5,024

Net income attributable to Tower Group, Inc.	$117,951	$109,330	$57,473

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
Loss and LAE reserves. The reserving process for loss and LAE reserves provides our best estimate at a particular point in time of the ultimate unpaid cost of all losses and LAE incurred, including settlement and administration of losses, and is based on facts and circumstances then known and including losses that have been incurred but not yet reported. The process includes using actuarial methodologies to assist in establishing these estimates, judgments relative to estimates of future claims severity and frequency, the length of time before losses will develop to their ultimate level and the possible changes in the law and other external factors that are often beyond our control. There are various actuarial methods that are appropriate for the different lines of business, and our actuaries’ use of a particular method or weighting of methods depends in part on the maturity of each accident year by line of business, the limits of liability covered under the policies, the presence or absence of large claims in the experience, and other considerations. In general, the various actuarial methods can be grouped into three categories: loss ratio projection, loss development methods, and the Bornhuetter-Ferguson (“B-F”) method. For the most recent accident year and especially for liability lines of business the actuarial method given the most weight is usually the loss ratio method, since the percentage of ultimate claims reported to date is expected to be low and the immature reported claims experience is not a reliable indicator of ultimate losses for that accident year. For property lines of business for the most recent accident year the B-F method is usually given the most weight, because experience typically shows that there is a small percentage of claims reported in the subsequent period due to normal lags in reporting and processing of claims in these lines of business that can be relatively reliably estimated as a percentage of premiums, which is reflected in the B-F method. For each line of business, the actuarial reserving method usually given the most weight shifts from the loss ratio projection to the B-F method to the incurred loss projection as each accident year matures. These methods are described in “Business—Loss and Loss Adjustment Expense Reserves.”
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
We segregate our data for estimating loss reserves. The property lines include Fire, Homeowners, Commercial Multi-peril Property, Multi-Family Dwellings and Automobile Physical Damage. The casualty lines include Commercial Multi-peril Liability, Other Liability, Workers’ Compensation, Commercial Automobile Liability, and Personal Automobile Liability. Commercial Insurance segment reserves are estimated separately from Personal Insurance segment reserves. For the Commercial Insurance segment we analyze reserves by line of business and, where appropriate, we further segregate the data for analysis purposes between small, middle and large policies sizes and by state or region. We also analyze various producers’ business separately where the volume of business from those producers is considered significant and the characteristics of the business from those particular producers are perceived to be different. Within the Personal Insurance segment, we estimate loss and loss expenses reserves separately for the Reciprocal Exchanges which we manage and for our owned companies. We utilize line of business breakdowns and, where appropriate, analyze results separately by state.
Two key assumptions that materially impact the estimate of loss reserves are the loss ratio estimate for the current accident year and the loss development factor selections for all accident years. The loss ratio estimate for the current accident year is selected after reviewing historical accident year loss ratios adjusted for rate and price changes, trend, mix of business, and other factors. In addition, as the year matures and, depending upon the line of business, we utilize B-F methods or loss development methods for the current accident year.
In most cases, our data is sufficiently credible to determine loss development factors utilizing our own data. In some cases, we supplement our own loss development experience with industry data and utilize historical loss development experience for particular books of business, programs or treaties obtained from our sources. The loss development factors are reviewed at least annually, and whenever there is a significant change in the underlying business. Each quarter we test the loss development by analyzing actual emerging claims compared to expected development.
We estimate ALAE reserves separately for claims that are defended by in-house attorneys, claims that are handled by other attorneys that are not employees, and miscellaneous ALAE costs such as investigators, witness fees and court costs.
For claims that are defended by in-house attorneys, we estimate the defense cost per claim, and we attribute to each of these claims a fixed fee for defense work. We allocate to each of these litigated claims 50% of the fixed fee when litigation on a particular claim begins and 50% of the fee when the litigation is closed. The fee is determined actuarially based upon the projected number of litigated claims and expected closing patterns at the beginning of each year as well as the projected budget for our in-house attorneys, and these amounts are calibrated to reimburse our in-house legal department for all of their costs.
For LAE stemming from defense by other attorneys who are not our employees, we utilize automated legal fee auditing that we believe has become relatively common in the insurance industry and has been shown to reduce external attorneys’ bills by 5% to 10%.
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
Ceding commissions under a quota share reinsurance agreement are based on the agreed upon commission rate applied to the amount of ceded premiums written. Ceding commissions are realized as income as ceded premiums written are earned. The ultimate commission rate earned on our quota share reinsurance contracts is determined by the loss ratio on the ceded premiums earned. If the estimated loss ratio decreases from the level currently in effect, the commission rate increases and additional ceding commissions are earned in the period in which the decrease is recognized. If the estimated loss ratio increases, the commission rate decreases, which reduces ceding commissions earned. As a result, the same uncertainties associated with estimating loss and LAE reserves affect the estimates of ceding commissions earned. We monitor the ceded ultimate loss ratio on a quarterly basis to determine the effect on the commission rate of the ceded premiums earned that we accrued during prior accounting periods. The estimated ceding commission income relating to prior years recorded in 2010, 2009, and 2008 was a decrease of $2.7 million, a decrease of $2.2 million and a decrease of $1.8 million, respectively. These decreases are attributed to prior year reserve development that was not initially anticipated
Reinsurance recoverables. Reinsurance recoverable balances are established for the portion of paid and unpaid loss and LAE that is assumed by reinsurers. Prepaid reinsurance premiums represent unearned premiums that are ceded to reinsurers. Reinsurance recoverables and prepaid reinsurance premiums are reported on our balance sheet separately as assets, instead of netted against the related liabilities, since reinsurance does not relieve us of our legal liability to policyholders and ceding companies. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Consequently, we bear credit risk with respect to our individual reinsurers and may be required to make judgments as to the ultimate recoverability of our reinsurance recoverables. Additionally, the same uncertainties associated with estimating loss and LAE reserves affect the estimates of the amount of ceded reinsurance recoverables. We continually monitor the financial condition and rating agency ratings of our reinsurers. Non-admitted reinsurers are required to collateralize their share of unearned premium and loss reserves either by placing funds in a trust account meeting the requirements of New York Regulation 114 or by providing a letter of credit. In addition, from October 2003 to December 31, 2005, we placed our quota share treaties on a “funds withheld” basis, under which TICNY retained the ceded premiums written and placed that amount in segregated trust accounts from which TICNY may withdraw amounts due to it from the reinsurers.
Deferred acquisition costs, net. We defer certain expenses and commission revenues that vary with and are directly related to the successful acquisition of new and renewal insurance business, including commission expense on gross premiums written, commission income on ceded premiums written, premium taxes and certain other costs related to the acquisition of insurance contracts. These costs and revenues are capitalized and the resulting asset, deferred acquisition costs, net, is amortized and charged to expense or income in future periods as gross and ceded premiums written are earned. The method followed in computing deferred acquisition costs, net, limits the amount of such deferred amounts to its estimated realizable value. The ultimate recoverability of deferred acquisition costs is dependent on the continued profitability of our insurance underwriting. We also consider anticipated invested income in determining the recoverability of these costs. If our insurance underwriting ceases to be profitable, we may have to write off a portion of our deferred acquisition costs, resulting in a further charge to income in the period in which the underwriting losses are recognized. The value of business acquired (“VOBA”) is an intangible asset relating to the estimated fair value of the unexpired insurance policies acquired in a business combination. VOBA is determined at the time of a business combination and is reported on the consolidated balance sheet with DAC and is amortized in proportion to the timing of the estimated underwriting profit associated with the in force policies acquired. The cash flow or interest component of VOBA is amortized in proportion to the expected pattern of future cash flows. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable.
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
If an other-than-temporary-impairment (“OTTI”) loss is determined for a fixed-maturity security (for which we do not have the intent to sell or more likely than not would be required to sell), the credit portion is recorded in the income statement as net realized losses on investments and the non-credit portion is recorded in accumulated other comprehensive income. The credit portion results in a permanent reduction in the cost basis of the underlying investment. For all other fixed-maturity security and equity security impairments, the entire impairment is reflected as a realized loss and reduces the cost basis of the security. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. We recorded OTTI losses in our fixed maturity and equity securities in the amounts of $16.1 million, $44.2 million and $22.7 million in 2010, 2009, and 2008, respectively, of which $4.2 million, $23.5 million and $22.7 million were recorded in earnings in 2010, 2009, and 2008, respectively.
Since total unrealized losses are a component of stockholders’ equity, any recognition of additional OTTI losses would have no effect on our comprehensive income or stockholders’ equity.
See “Business-Investments” and “Note 5 — Investments” in the notes to consolidated financial statements for additional detail regarding our investment portfolio at December 31, 2010, including disclosures regarding other than temporary declines in investment value.
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
An impairment loss is recognized if the carrying value of an intangible asset or goodwill is not recoverable and its carrying amount exceeds its fair value. No impairment losses were recognized in 2010, 2009 and 2008. Significant changes in the factors we consider when evaluating our intangible assets and goodwill for impairment losses could result in a significant charge for impairment losses reported in our consolidated financial statements. See “Note 7 — Goodwill and Intangible Assets” in the notes to consolidated financial statements.
Consolidated Results of Operations
Our results of operations are discussed below in two parts, consolidated results of operations and the results of each of our three segments. The comparison between quarters is affected by the acquisitions described above.

Consolidated Results of Operations

	Year Ended December 31,
($ in millions)	2010	Change	Percent	2009	Change	Percent	2008

Commercial insurance segment underwriting profit	$51.6	$(47.7)	-48%	$99.3	$52.4	112%	$46.9
Personal insurance segment underwriting profit (1)	30.6	30.1	NM	0.5	(7.8)	-94%	8.3
Insurance services segment pretax income (2)	14.2	13.3	NM	0.9	(23.1)	-96%	24.0
Net investment income	106.1	31.2	42%	74.9	40.3	116%	34.6
Net realized gains on investments, including other-than-temporary impairments	13.5	12.0	NM	1.5	15.9	-110%	(14.4)
Corporate expenses	(4.1)	(0.1)	5%	(4.0)	(2.3)	135%	(1.7)
Acquisition-related transaction costs	(2.4)	11.6	-83%	(14.0)	(14.0)	—	—
Interest expense	(24.6)	(6.5)	36%	(18.1)	(9.7)	115%	(8.4)
Other income (expense)	(0.5)	(20.3)	-103%	19.8	19.5	NM	0.3

Income before income taxes	184.4	23.6	15%	160.8	71.2	81%	89.6
Income tax expense	62.4	10.9	21%	51.5	19.4	60%	32.1

Net income	$122.0	$12.7	12%	$109.3	$51.8	92%	$57.5

Less net income attributable to Reciprocal Exchanges	4.0	4.0	NM	—	—	—	—

Net income attributable to Tower Group, Inc.	$118.0	$8.7	8%	$109.3	$51.8	92%	$57.5

NM is shown where percentage change exceeds 500%

Key Measures

Gross premiums written and produced:
Written by Commercial and Personal Insurance segments	$1,496.4	$425.7	40%	$1,070.7	$435.9	69%	$634.8
Produced by Insurance Services segment	—	(11.7)	-100%	11.7	(163.7)	-93%	175.4

Total	$1,496.4	$413.9	38%	$1,082.4	$272.2	34%	$810.2

Key Measures (continued)

	Year Ended December 31,
	2010	2009	2008

Percent of total revenues:
Net premiums earned	88.6%	86.9%	64.9%
Commission and fee income (3)	3.2%	5.3%	30.9%
Net investment income	7.3%	7.6%	7.2%
Net realized investment gains(losses)	0.9%	0.2%	-3.0%

Underwriting Ratios for Commercial and Personal Insurance Segments Combined
Calendar Year Loss Ratios
Gross	58.2%	54.2%	49.9%
Net	60.7%	55.6%	51.7%
Underwriting Expense Ratios
Gross (4)	30.6%	30.9%	30.4%
Net (4)	33.0%	32.7%	30.7%
Combined Ratios
Gross	88.8%	85.1%	80.3%
Net	93.7%	88.3%	82.4%

Return on average equity (5)	11.0%	13.9%	17.8%

(1)	Personal Insurance segment underwriting profit includes underwriting results of the Reciprocal Exchanges for the year ended December 31, 2010.

(2)	Insurance Services segment pretax income for the year ended December 31, 2010 includes results related to Tower’s management services agreements with the Reciprocal Exchanges.

(3)	Commission and fee income for the year ended December 31, 2010 excludes management fee income earned by Tower from the Reciprocal Exchanges. These amounts are eliminated in reporting consolidated net income.

(4)	The gross and net underwriting expense ratios include fees paid by the Reciprocal Exchanges to Tower in excess of Tower’s direct costs to service the management services agreement. These fees increased the gross and net expense ratios by 0.9% and 1.0%, respectively, for the year ended December 31, 2010.

(5)	For the year ended December 31, 2010, the after-tax impact of acquisition-related transaction costs, offset by net realized investment gains, increased return on average equity by 0.6% and lowered return on equity by 1.3% for the year ended December 31, 2009.
Consolidated Results of Operations 2010 Compared to 2009
Total revenues. Total revenues increased by 48.4% for the year ended December 31, 2010 as compared to 2009, primarily due to increased net premiums earned and net investment income resulting from the acquisition of OBPL at the beginning of the third quarter of 2010. The following table shows the effects of the various acquisitions on our gross premiums written in 2010:

		%
($ in millions)	Amount	Change

Gross premiums written for the year ended December 31, 2009	$1,070.7
Gross premiums written from acquired companies	397.6	37%
Organic growth during year	28.0	3%

Gross premiums written for the year ended December 31, 2010	$1,496.3	40%

Premiums earned. Gross premiums earned in the year ended December 31, 2010 increased 45.2% compared to the prior year, primarily as a result of the aforementioned acquisition. Ceded premiums earned increased by a lower percentage than the gross growth percentage as we retained a larger percentage of our gross premiums because of our increased capital base. Accordingly, net premiums earned in the year ended December 31, 2010 increased by $438.0 million as compared to 2009.
Commission and fee income. Commission and fee income decreased by $5.5 million in the year ended December 31, 2010. This decrease is attributed to our decision to use less quota share reinsurance in 2010 as compared to 2009 leading to reduced ceding commission revenue. Insurance services revenue declined for the year ended December 31, 2010 as compared to 2009 caused by TRM ceasing to produce business on behalf of CPIC subsequent to the CastlePoint acquisition in 2009. Partially offsetting these decreases was a $3.3 million increase in policy billing fees generated in connection with the OBPL business for the last six months of 2010.

Net investment income and net realized gains (losses). Net investment income increased 41.7% in the year ended December 31, 2010 compared to 2009. The increase in net investment income resulted from an increase in average cash and invested assets for the year ended December 31, 2010 that resulted primarily from invested assets acquired from OBPL and SUA. The tax equivalent investment yield at amortized cost was 4.7% at December 31, 2010 compared to 5.5% for 2009. Operating cash invested in 2009 and in 2010 has been affected by a low yield environment, as asset classes other than US Treasuries have experienced tightening spreads, the result of investors reaching for yield in a low interest rate environment. We have increased our investment in high yield securities to partially reduce the impact of this low rate environment and in the fourth quarter of 2010. We made investments in dividend paying common equities as a further strategy to mitigate the current low interest rate environment.
Net realized investment gains were $13.5 million for the year ended December 31, 2010 compared to gains of $1.5 million in the same period last year. Credit related OTTI losses in the year ended December 31, 2010 of $4.2 million were considerably lower than the $23.5 million which were recorded for 2009.
Loss and loss adjustment expenses. For the year ended December 31, 2010 the net loss ratio increased 5.1 percentage points due to the impact of changing business mix, price competition and losses from the Northeast U.S. Storm occurring in March 2010 which increased the loss ratio by 1.2 points. These impacts were partially offset during the second half of the year by lower property losses.
The amortization of the reserves risk premium, which was established in connection with the acquisitions completed in 2010 and 2009, reduced consolidated losses by $7.1 million, comprised of $6.3 million excluding the Reciprocal Exchanges and $0.8 million for the Reciprocal Exchanges. The amortization of reserves risk premium lowered the loss ratio, excluding the Reciprocal Exchanges by 0.5 loss ratio points for the year ended December 31, 2010 as compared to 0.6 loss points for 2009.
We had favorable loss development related to prior years of $12.3 million, comprised of unfavorable development of $19.8 million in the Commercial Insurance segment and favorable development of $32.1 million in the Personal Insurance segment, of which $9.9 million related to the Reciprocal Exchanges.
Loss adjustment expenses improved during the year by approximately $10 million as a result of bringing in-house the defense of a large portion of our third-party liability claims, and by approximately $14 million as a result of a revised study of the costs of settling claims. The improvement in litigation loss adjustment expenses favorably impacted our Commercial Insurance segment. See “Commercial Insurance Segment Results of Operations ” for more details.
Operating expenses. Operating expenses were $463.0 million for the year ended December 31, 2010, an increase of 39.2% over the prior year, primarily as a result of the aforementioned acquisitions. Also contributing to the increase were investments in technology and restructuring, primarily in our Commercial Insurance segment, following the various acquisitions over the past eighteen months.
Acquisition-related transaction costs. Acquisition-related transaction costs for the year ended December 31, 2010 were $2.4 million and relate to the acquisition of OBPL. In the prior year, we recorded acquisition related transaction costs of $14.0 million, primarily related to the CastlePoint and SUA acquisitions.
Interest expense. Interest expense increased by $6.5 million for the year ended December 31, 2010 compared to 2009. Interest expense increased mainly due to the issuance of $150 million of convertible senior notes in September 2010, interest expense on subordinated debentures which were assumed as a result of the merger with CastlePoint, and, to a much lesser extent, interest of $0.1 million on the $56.0 million draw-down under our credit facility on May 24, 2010. The credit facility draw-down was repaid in September 2010. Interest on funds withheld was $2.7 million in 2010 as compared to $0.7 million in 2009.
Other income (expense). Other income for the year ended 2009 was $19.8 million whereas in 2010, we recorded other expenses of $0.5 million. The other income in 2009 consisted of $13.2 million gain on bargain purchase related to the acquisition of SUA in the fourth quarter of 2009 and a gain of $7.4 million on the revaluation of the shares owned in CastlePoint at the time of the acquisition offset by the Company’s $0.8 million equity in the net loss of CastlePoint prior to its acquisition on February 5, 2009. Other expenses in 2010 were not significant at $0.5 million.
Income tax expense. Income tax expense increased in 2010 compared to 2009. The increase in the income tax expense is attributable to the higher income before taxes in the current year, a higher effective tax rate in 2010 and an increase in state taxes from fee income associated with managing the Reciprocal Exchanges. The effective income tax rate (including state and local taxes) was 34.3% for the year ended December 31, 2010, compared to 32.0% for the same period in 2009. The gain on bargain purchase of SUA in 2009 decreased the effective tax rate in that year as this gain was not subject to tax.

Net income and return on average equity. Net income and annualized return on average equity were $ 118.0 million and 11.0% for the year ended December 31, 2010 compared to $109.3 million and 13.9% for the 2009. The decline in the annualized return on equity in 2010 is primarily due to the reduced earnings resulting from higher incurred loss and LAE, including the $17.5 million pre-tax charge for the Northeast U.S. Storm occurring during March 13 to March 15, 2010. The return on average equity is calculated by dividing net income by average stockholders’ equity. Average stockholders’ equity was $1,075.2 million and $787.9 million at December 31, 2010 and 2009, respectively.
Consolidated Results of Operations 2009 Compared to 2008
Total revenues. Total revenues increased due to significant increases in net premiums earned and net investment income stemming primarily from the acquisitions of CastlePoint and Hermitage that occurred in the first quarter of 2009. Net premiums earned also increased due to the inclusion of premiums managed by Tower but previously placed with CastlePoint Insurance Company prior to its acquisition. These sources of growth in total revenues were partially offset by reductions in commission and fee income due to lower ceding quota share reinsurance in 2009 as compared to prior years. Taken together, these changes caused net premiums earned to be a significantly higher percentage of total revenues in 2009 as compared to 2008. This is discussed more fully under “Commercial Insurance Segment Results of Operations” and “Personal Insurance Segment Results of Operations” below. The following table shows the effects of the various acquisitions on our gross premiums written in 2009:

($ in millions)	Amount	Change

Gross premiums written for the year ended December 31, 2008	$634.8
Gross premiums written from acquired companies	346.3	55%
Organic growth during year	89.6	14%

Gross premiums written for the year ended December 31, 2009	$1,070.7	69%

We measure organic growth by including CPIC gross premiums written as if we owned CPIC in the comparable prior year period. We believe this is meaningful because CPIC wrote business that was managed by Tower and Tower wrote program business that was managed by CPIC. Organic growth, as defined, was 14% for the year ended December 31, 2009 and resulted from expansion of the commercial business outside of the Northeast, the growth of programs that began in late 2008 and the addition of several new specialty programs in 2009.
Premiums earned. Gross premiums earned increased significantly due to the CastlePoint and Hermitage acquisitions. Net premiums earned by CastlePoint and Hermitage since the respective acquisition dates were $351.2 million and $56.0 million, respectively, for the year ended December 31, 2009. Net premiums earned also increased relative to gross premiums earned, because, as a result of the additional capital obtained via the CastlePoint acquisition, as well as increased retained earnings, we did not cede as much premiums for year ended December 31, 2009 compared to the same period of December 31, 2008. Ceded premiums earned reflect runoff of quota share ceded premiums written in 2008, excess of loss and property catastrophe ceded premiums and a quota share reinsurance contract ceding our Commercial Insurance segment’s liability business to Swiss Re and Allianz entered into in the fourth quarter of 2009. Under this quota share agreement, we ceded 50% of earned premiums and incurred losses on Commercial Insurance segment liability lines that are part of Commercial Multi-Peril policies and Other Liability policies. We did not have any other quota share treaties in force in 2009.
Commission and fee income. Commission and fee income decreased primarily due to our decision to not cede as much commercial premiums in 2009 as discussed above. Ceding commission revenue in 2009 represents commissions on ceded premiums earned from quota share reinsurance contracts written in 2008 and continuing to earn in 2009, as well as ceding commission earned on the commercial liability quota share agreement described above, effective October 1, 2009. TRM also ceased producing business on behalf of CPIC subsequent to the CastlePoint acquisition date. Commission and fee income during 2009 included $55.4 million in fee income earned from CPIC and $71.2 million earned on quota share ceded premiums from CastlePoint Reinsurance. In 2009, the effects of transactions between Tower and CastlePoint are eliminated in consolidation.
Net investment income and net realized gains (losses). Net investment income was $74.9 million for 2009 compared to $34.6 million in 2008. The increase in net investment income resulted from an increase in cash and invested assets to $2.1 billion as of December 31, 2009 compared to $677 million as of December 31, 2008. The increase in cash and invested assets resulted primarily from the acquisitions of CastlePoint, Hermitage, SUA, and from cash provided from operations of $214.7 million in 2009, partially offset by $130.1 million of cash used to acquire Hermitage in the first quarter of 2009. The positive cash flow from operations was the result of the aforementioned acquisitions and an increase in premiums resulting from the growth of our book of business. Net investment income attributable to CastlePoint, Hermitage and SUA was $33.8 million, $7.5 million, and $1.5 million, respectively for 2009. The tax equivalent investment yield, including cash, was 5.5% at December 31, 2009 compared with 4.6% at December 31, 2008. The higher yield is generally due to the acquisition of CastlePoint, whose investment portfolio had a market yield, excluding cash, on the date of acquisition of 7.0%. CastlePoint’s investment portfolio’s market yield became Tower’s book yield due to business combination accounting rules. Book yields on the Tower portfolios, excluding the businesses acquired, were higher by 5.2 basis points in 2009 as compared to 2008 primarily due to the reinvestment of cash in the Tower portfolios in the fourth quarter of 2009.
Net realized investment gains were $1.5 million for 2009 compared to losses of $14.4 million in 2008. Included in the 2009 realized investment gains are $23.5 million of credit-related OTTI losses. The $23.5 million of OTTI losses are comprised of $21.6 million related to certain structured securities and $1.9 million related to the impairment of our bond holdings of CIT Group, Inc.
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
Loss and loss adjustment expenses. The gross and net loss ratio increased for 2009 compared to 2008, since 2008 reflected a greater degree of favorable reserve development and because the business acquired from CastlePoint and SUA in 2009 had a higher loss ratio. For 2009 we had favorable prior year reserve development of $2.3 million, compared to favorable prior year reserve development of $8.9 million in 2008.
The net accident year loss ratio increased over the prior period by 1.4 percentage points, which was comprised of 1.4 percentage points increase due to the soft market conditions, 0.6 percentage points due to the business mix acquired from CastlePoint and SUA, offset by a favorable impact of 0.6 percentage points due to the amortization of the reserve risk premium on loss reserves in accordance with GAAP for the business combinations occurring during 2009.
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

Commercial Insurance Segment Results of Operations

	Year Ended December 31,
($ in millions)	2010	Change	Percent	2009	Change	Percent	2008

Revenues
Premiums earned
Gross premiums earned	$1,096.7	$209.3	23.6%	$887.4	$402.8	83.1%	$484.6
Less: ceded premiums earned	(155.7)	(6.5)	4.4%	(149.2)	74.0	-33.2%	(223.2)

Net premiums earned	941.0	202.8	27.5%	738.2	476.8	182.4%	261.4
Ceding commission revenue	32.0	(7.4)	-18.7%	39.4	(28.5)	-42.0%	67.9
Policy billing fees	2.7	0.5	23.8%	2.2	0.9	69.2%	1.3

Total revenue	975.7	195.9	25.1%	779.8	449.2	135.9%	330.6

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	675.1	188.2	38.6%	486.9	235.8	93.9%	251.1
Less: ceded loss and loss adjustment expenses	(85.7)	(5.5)	6.9%	(80.2)	32.0	-28.5%	(112.2)

Net loss and loss adjustment expenses	589.4	182.7	44.9%	406.7	267.8	192.8%	138.9
Underwriting expenses
Direct commission expenses	191.4	17.3	9.9%	174.1	84.5	94.3%	89.6
Other underwriting expenses	143.3	43.6	44.0%	99.7	44.5	80.6%	55.2

Total underwriting expenses	334.7	60.9	22.3%	273.8	129.0	89.1%	144.8

Underwriting profit	$51.6	$(47.7)	-48.1%	$99.3	$52.4	111.7%	$46.9

Key Measures
Premiums written
Gross premiums written	$1,083.8	$199.1	22.5%	$884.7	$345.5	64.1%	$539.2
Less: ceded premiums written	(96.6)	57.2	-37.2%	(153.8)	98.8	-39.1%	(252.6)

Net premiums written	$987.2	$256.3	35.1%	$730.9	$444.3	155.0%	$286.6

	Year Ended December 31,
	2010	2009	2008

Ceded premiums as a percent of gross premiums
Written	8.9%	17.4%	46.8%
Earned	14.2%	16.8%	46.1%
Calendar Year Loss Ratios
Gross	61.6%	54.9%	51.8%
Net	62.6%	55.1%	53.1%
Underwriting Expense Ratios
Gross	30.3%	30.6%	29.6%
Net	31.9%	31.5%	28.9%
Combined Ratios
Gross	91.9%	85.5%	81.4%
Net	94.5%	86.6%	82.0%

Commercial Insurance Segment Results of Operations 2010 Compared to 2009
Gross premiums. Commercial Insurance gross premium written increased by $199.1 million for the year ended December 31, 2010 compared to 2009. $173.3 million of the increase was due to twelve months of SUA production in 2010 compared to less than two months in 2009. The remaining increase was due to the acquisition of CastlePoint and Hermitage in February 2009. These increases were slightly offset by the reduction of third-party reinsurance written by CastlePoint Re.
Renewal retention, particularly for small policies, continued to offset a challenging market environment for new business. We restricted underwriting in some of our programs and for middle market and larger accounts, which resulted in a decline in premiums from these customer types. Excluding programs, the renewal retention rate was 77% for the year ended December 31, 2010. Premiums on renewed commercial business, other than programs, increased 0.6%. Excluding programs, policies in-force for our commercial business increased by 0.2% as of December 31, 2010.

Ceded premiums. Ceded premiums written and earned for the year ended December 31, 2010 were $96.6 million and $155.7 million, respectively compared to $153.8 million and $149.2 million, respectively, for the year ended December 31, 2009. The decrease in ceded premiums written for the year ended December 31, 2010 compared to 2009 resulted from our decision to lower the ceded percentage on a liability quota share reinsurance treaty during the year. In addition, we ceded commercial liability premiums on in-force new and renewal business, effective October 1, 2009.
Catastrophe reinsurance ceded premiums were $11.4 million for the years ended December 31, 2010 and 2009. Catastrophe costs remained flat because there were no changes in property exposure.
Net premiums. The change in net premiums written and earned increased in line with increases in gross premiums that were driven primarily by the acquisition of SUA and the aforementioned increase in ceded premiums.
Ceding commission revenue. Ceding commission revenue decreased for the year ended December 31, 2010 by $7.4 million compared to 2009. The decrease was a result of a lower ceded commission rate on our liability quota share for in-force and new and renewal basis, effective October 1, 2009 and which, was earned in 2010 compared to the ceded commission rate on our multi-line quota share which was earned in 2009. Ceding commission revenue decreased by $2.3 million for the year ended December 31, 2010 as a result of increases in ceded loss ratios on prior year’s quota share treaties compared to a decrease of $1.8 million for 2009.
Loss and loss adjustment expenses and loss ratio. Our gross and net loss ratios increased by 6.7 points and 7.5 points, respectively, from 2009 to 2010. The loss ratios increased mostly as a result of more competitive market conditions and revised estimates of losses from prior years. These increases were partially offset by improvements in loss adjustment expenses impacting both ALAE and ULAE as well as by amortization of reserves risk premiums that were established in connection with fair value accounting for acquisitions made in 2009.
More competitive market conditions contributed to the increase in loss ratio despite small increases in premiums for renewed commercial business. We cancelled several of our workers’ compensation and commercial automobile programs early in the year due to poor performance, but the runoff for these cancelled programs was relatively poor. We also increased loss development factors for commercial lines which impacted reserves for prior years, described below, and also caused us to increase our loss ratio estimates for the current year.
We increased reserves for prior years by approximately $19.8 million comprised of $18.7 million for commercial automobile and $6.6 million for commercial multi-peril, which was offset in part by favorable development on workers’ compensation of $10.1 million and amortization of reserves risk premium of $4.6 million that was established in 2009 as part of fair value accounting for the acquisitions of CastlePoint, Hermitage, and SUA in that year. The unfavorable development in commercial automobile and commercial packages resulted from higher loss development factors based upon detailed studies of our business that we completed in the fourth quarter. The favorable development in workers’ compensation included lower estimates of incurred losses for small workers’ compensation policies as well as higher estimated ceded losses for excess of loss reinsurance that we purchase. We also had adverse development of $8.0 million in assumed reinsurance that resulted from participation on quota share business written by CastlePoint prior to its acquisition by Tower.
The adverse development was reduced as a result of lowering estimated costs for litigation defense claims in our commercial multi-peril and other liability business of approximately $10 million. Since 2009 we have been increasing the number of staff attorneys defending third-party liability claims defense in-house, which we believe results in better loss ratios as well as significantly lower ALAE. As part of our acquisition of OBPL on July 1, 2010 we hired additional defense attorneys that we were able to reassign, in part, to commercial lines.
ULAE expenses were reduced $18.1 million comprised of $3.7 million in lower paid ULAE in the fourth quarter and $14.4 million in ULAE reserves at the end of the year. These favorable changes resulted from a revised study of the cost of settling claims, which was finalized at the end of the year.
Underwriting expenses and underwriting expense ratio. Underwriting expenses include direct commissions and other underwriting expenses. The increase in underwriting expenses resulted from the increase in gross premiums earned, which was primarily due to the SUA, CastlePoint and Hermitage acquisitions. The gross underwriting expense ratio was 30.3% for the year ended December 31, 2010 as compared to 30.6% for 2009. The net expense ratio was 31.9% for the year ended December 31, 2010 as compared to 31.5% for 2009.
The other underwriting expense (“OUE”) ratio, including boards, bureaus and taxes (“BB&T”), was 12.8% for the year ended December 31, 2010 compared to 11.0% for 2009. Our investment in technology and overall integration efforts have increased due to the previously mentioned acquisitions over the past eighteen months that were mainly commercial lines focused.

Compensation-related costs of $2.9 million were incurred in connection with staff reductions related to ongoing restructuring and closing of certain offices associated with acquired businesses.
The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 17.5% for the year ended December 31, 2010 compared to 19.6% for 2009. The decrease in commission rate for 2010 resulted from significantly higher amortization costs in 2009 for the value of business acquired (“VOBA”) of CastlePoint.
Underwriting profit and combined ratio. The net combined ratios were 94.5% for the year ended December 31, 2010 and 86.6% for 2009. The increase in the combined ratio in 2010 resulted from an increase in the net loss ratio due to catastrophe losses, softer market conditions and from increases in the net expense ratios as describe above.
Commercial Insurance Segment Results of Operations 2009 Compared to 2008
Gross premiums. Commercial Insurance gross premium written increased by $345.5 million for the year ended December 31, 2009 compared to 2008. The increase was primarily due to the acquisitions of CastlePoint and Hermitage in February 2009 and of SUA in November 2009. Our acquisition of Hermitage added to our retail distribution particularly in the Southeast and to our non-admitted wholesale capabilities. The acquisition of CastlePoint broadened our program business. Our organic growth was primarily from territorial expansion.
During 2009, premiums on renewed business decreased 1.4% in commercial lines and our renewal retention was 75%. In commercial lines we increased pricing on middle and large accounts that had the effect of lowering the renewal retention for those size categories, although these underwriting actions were largely offset by strong renewal retentions for small commercial policies.
Ceded premiums. Ceded premiums written and earned were significantly lower for 2009 compared to 2008 as a result of our decision to retain most of our business following the increase in our capital after the CastlePoint acquisition. In 2008 we had either placed with CPIC or ceded to CastlePoint Re a substantial portion of the commercial premiums written, both program and non-program, and for policies written during the first nine months of 2009 we did not cede premiums written to third party reinsurers on a quota share basis. In the fourth quarter of 2009 we ceded 50% of our new and renewal written and earned premiums on commercial multi-peril and other liability policies to third party reinsurers amounting to $86.9 million and $27.2 million, respectively.
Catastrophe reinsurance ceded premiums were $11.4 million for 2009 compared to $5.1 million for 2008. The increase in catastrophe costs in 2009 was due primarily to increased gross premiums written from increased property exposures arising from the aforementioned acquisitions and higher cost of catastrophe coverage when our ceded catastrophe reinsurance treaty was renewed on July 1, 2009.
Net premiums. As a result of the increase in gross premiums and the decrease in ceded premiums described above, net premiums earned increased $476.8 million in 2009 compared to 2008. The increase in net premiums earned was consistent with the increase in net premiums written.
Ceding commission revenue. Ceding commission revenue decreased in 2009 by 42.0% compared to 2008. The decrease was due to the lower cession of quota share premiums described above and a reduction in the ceding commission rate. Ceding commission revenue also decreased by $1.8 million during 2009 as a result of increases in ceded loss ratios on prior years’ quota share treaties, compared to a decrease of $1.4 million for 2008.
Loss and loss adjustment expenses and loss ratio The loss ratio increased on both a gross and net basis for 2009 compared to 2008. We had unfavorable development of approximately $2.5 million stemming from the runoff of business in CastlePoint Re. On an accident year basis the gross and net loss ratios increased due to the inclusion of reinsurance business and other programs underwritten by CastlePoint and SUA that impacted the business mix in 2009. In addition, the net accident year loss ratio was favorably impacted by 0.6 percentage points due to the amortization of the reserve risk premium on loss reserves in accordance with GAAP for the business combinations occurring during 2009.
Underwriting expenses and underwriting expense ratio. Underwriting expenses include direct commissions and other underwriting expenses. The increase in underwriting expenses resulted from the increase in gross premiums earned, which was primarily due to the CastlePoint, Hermitage and SUA acquisitions. Partially offsetting this was a decrease in assumed reinsurance and an increase in premiums in our program business which has significantly lower commission costs. Our gross underwriting expense ratio was 30.6% for 2009 as compared to 29.6% for 2008.

The commission portion of the gross underwriting expense ratio was 19.6% for 2009 compared to 18.5% for 2008. Our producer commissions did not vary significantly in 2009. The increase in the commission ratio resulted from the amortization of CastlePoint’s VOBA which was based on CastlePoint’s higher commission ratio.
OUE including BB&T was 11.0% for 2009 compared to 11.1% for 2008. We continue to focus on improving cost efficiencies, particularly through our continuing investments in technology and reducing expenses of acquired companies. The acquisitions in 2009 provided increased economies of scale and the additional amount of premiums contributed to a lower OUE ratio. Within our program business, we recorded additional OUE in 2009 resulting from absorbing the CastlePoint staff costs. Prior to the acquisition, CastlePoint managed all program business and the staff costs were recorded by them, and we recorded a higher commission expense to reflect these costs. Additionally, in our non-program business, we recorded $2.2 million of New York State workers’ compensation assessments that exceeded amounts we were originally permitted to assess policyholders based on statutorily enacted rates in 2009 compared to $0 in 2008.
The net underwriting expense ratio was 31.5% and 28.9% for 2009 and 2008, respectively. The increase was due in part to the increase in the commission expense ratio but more so due to the decrease in ceding commission revenue which reduced the net expense ratio less in 2009 than in 2008.
Underwriting profit and combined ratio. The net combined ratio was 86.6% for 2009, an increase of 4.6 percentage points compared to 2008. The increase in the combined ratio resulted from increases in the net loss ratio described above due to relatively less favorable development in the 2009 calendar year as compared to 2008 and softer market conditions, as well as increases in the net expense ratio due primarily to the change in ceding commission revenue described above.
Underwriting profits increased 111.7% for the year ended December 31, 2009 compared to the prior year. This increase was driven by the increase in net premiums earned, but was partially offset by the increase in the combined ratio described above.

Personal Insurance Segment Results of Operations

	Year Ended December 31,
	2010
		Reciprocal
($ in millions)	Tower	Exchanges	Total	Change	Percent	2009	Change	Percent	2008

Revenues
Premiums earned
Gross premiums earned	$308.9	$114.0	$422.9	$264.1	166.3%	$158.8	$65.0	69.3%	$93.8
Less: ceded premiums earned	(51.1)	(20.2)	(71.3)	(29.0)	68.3%	(42.3)	(1.8)	4.4%	(40.5)

Net premiums earned	257.8	93.8	351.6	235.1	201.9%	116.5	63.2	118.6%	53.3
Ceding commission revenue	4.0	2.1	6.1	1.5	32.5%	4.6	(6.6)	-58.9%	11.2
Policy billing fees	3.2	0.3	3.5	2.8	381.9%	0.7	—	0.0%	0.7

Total	265.0	96.2	361.2	239.4	196.6%	121.8	56.6	86.8%	65.2

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	140.5	68.8	209.3	129.4	162.1%	79.9	42.6	114.2%	37.3
Less: ceded loss and loss adjustment expenses	(8.0)	(6.6)	(14.6)	(3.5)	32.2%	(11.1)	2.3	-17.2%	(13.4)

Net loss and loss adjustment expenses	132.5	62.2	194.7	125.9	183.1%	68.8	44.9	97.0%	23.9

Underwriting expenses
Direct commission expenses	56.4	18.4	74.8	46.0	160.0%	28.8	12.7	78.9%	16.1
Other underwriting expenses	49.7	11.4	61.1	37.4	156.8%	23.7	6.8	40.2%	16.9

Total underwriting expenses	106.1	29.8	135.9	83.4	158.5%	52.5	19.5	59.1%	33.0

Underwriting profit (loss)	$26.4	$4.2	$30.6	$30.1	NM	$0.5	$(7.8)	-94.0%	$8.3

Key Measures
Premiums written
Gross premiums written	$285.7	$126.8	$412.5	$226.5	121.7%	186.0	$90.3	94.4%	95.7
Less: ceded premiums written	(62.1)	(23.6)	(85.7)	(55.0)	179.1%	(30.7)	7.5	-19.6%	(38.2)

Net premiums written	$223.6	$103.2	$326.8	$171.5	110.4%	155.3	$97.8	170.1%	57.5

NM is shown where percentage change exceeds 500%

	Year Ended December 31,
	2010	2009	2008

Ceded premiums as a percent of gross premiums
Written	20.8%	16.5%	39.9%
Earned	16.9%	26.6%	43.2%
Calendar Year Loss Ratios
Gross	49.5%	50.3%	39.8%
Net	55.4%	59.0%	44.8%
Underwriting Expense Ratios
Gross	31.3%	32.6%	34.4%
Net	35.9%	40.6%	39.6%
Combined Ratios
Gross	80.8%	82.9%	74.2%
Net	91.3%	99.6%	84.4%

Personal Insurance Segment Results of Operations 2010 Compared to 2009
Gross premiums. Gross written premiums for the year ended December 31, 2010 was $412.5 million, an increase of $226.5 million over the prior year. The acquisition of OBPL accounted for $224.3 million of the increase. The remaining growth from the existing business was predominately from our California homeowners book. The full year premium from the OBPL book was $437.4 million which was down compared to prior year. Immediately following the acquisition, actions were taken to shed unprofitable business and to reduce coastal exposures.
Ceded premiums. Ceded premiums written and earned premiums for the year were $85.7 million and $71.3 million, respectively. The increase in ceded premium is principally due to the acquisition of OBPL which generated $44.0 million in ceded premium. Following the acquisition of OBPL, we decided to retain a homeowners quota share program which ceded 30% of all premium. This treaty generated $26.5 million in ceded premium in 2010. The ceded premium for the existing Tower personal lines business was $29.5 million, an increase of $8.4 million over prior year.
Catastrophe ceded premiums written were $20.3 million for the year compared to $9.5 million for the prior period. The increase in catastrophe ceded premiums includes $8.1 million for OBPL and $2.7 million for the existing Tower business.
Net premiums. Net premium written for the year ended December 31, 2010 was $326.8 million, an increase of $171.5 million over prior year. The acquisition of OBPL accounted for $167.8 million of the increase.
Ceding commission revenue. Ceding commission revenue for 2010 was $6.1 million, an increase of $1.5 million over 2009. The increase was primarily attributable to the commission revenue associated with the previously mentioned homeowner quota share treaty. In recording the fair value adjustments on acquisition, the Company’s VOBA was established as the value of business acquired, offset by embedded ceding commissions, as of July 1, 2010. Accordingly, the fair value of deferred ceding commissions was recorded at zero. VOBA is being amortized into commission expense in proportion to the earnings of the business acquired. Ceding commission revenue as a percentage of ceded premiums written and earned is expected to increase over the next few quarters as we earn the ceded commission revenue for business written in the second half of 2010.
Loss and loss adjustment expenses. Our gross and net loss ratios for 2010 decreased by 0.8 and of 3.6 percentage points, respectively, compared to 2009. The net loss ratio excluding the Reciprocal Exchanges was 51.4%. The improvement in loss ratio resulted from lower than expected losses in 2010 and favorable reserve development, which was offset in part by winter storm losses that occurred in March 2010. Winter storm losses were $15.5 million in 2010, which represented 4.4 loss ratio points overall. Third and fourth quarter 2010 homeowners losses were better than expected for the current accident year due to relatively mild winter weather even considering the snow storm that occurred in the Northeast on December 26, 2010.
Prior year losses developed favorably by $32.1 million, comprised of $22.3 million favorable development in our stock companies and $9.9 million favorable development in the reciprocals. For the OBPL business we recorded favorable development that we experienced relative to expected patterns only for the third and fourth quarters after our acquisition of this business.
Underwriting expenses and underwriting expense ratio. The gross underwriting expense ratio for the year was 31.3%, 1.3 percentage points lower than prior year. The net underwriting expense ratio was 35.9%, 4.7 points better than the prior year.
The commission portion of the gross underwriting expense ratio was 17.7%, compared to 18.1% for the prior year. The improvement in the commission ratio reflects the impact of lower commission rates in the Reciprocal Exchanges. The gross OUE ratio including BB&T, was 13.6% compared with 14.5% in 2009. The decrease in the OUE expense ratio resulted from the Company deferring acquisition costs relating to OBPL with no offsetting expense as VOBA associated with the acquired business was amortized in commission expense.
Underwriting profit and combined ratio. The net combined ratio for the Personal Insurance segment was 91.3%, 8.3 points better than prior year. Underwriting income of $30.6 million was $30.1 million better than 2009 and was largely driven by the addition of the OBPL business. Changes in combined ratio reflect the changes in the loss ratio and the expense ratio for reasons described above.
Personal Insurance Segment Results of Operations 2009 Compared to 2008
Gross premiums. Gross written premiums increased for the year ended December 31, 2009 by $90.3 million compared to 2008. The increase was primarily attributable to the acquisition of CastlePoint in 2009 as well as organic growth, particularly in our homeowners line of business in California. Prior to the acquisition of OBPL, the personal lines segment was primarily homeowners business, with personal automobile representing less than 10% of written premiums in 2009 and 2008. During 2009, premium rates on renewed business increased 2.9% in personal lines. Renewal retention in the segment was 88% in 2009 compared to 86% for 2008.
The increase in gross premiums earned for the year ended December 31, 2009 was lower than the growth in written premiums due to seasonality in the writing of business, as 58% of the 2009 gross premiums were written in the second half of 2009.
Ceded premiums. Ceded premiums written and earned were $30.7 million and $42.3 million, respectively, for the year ended December 31, 2009 and were $38.2 million and $40.5 million, respectively, for 2008. The decrease in ceded premiums written for the year ended December 31, 2009 as compared to 2008 is primarily attributed to our decision to retain most of our business following the increase in our capital after the CastlePoint acquisition which more than offset an increase in the amount of catastrophe and excess of loss premiums. In 2009, the entire ceded written premium was either catastrophe or excess of loss protection, whereas 2008 ceded written premium included $24.0 million in quota share reinsurance placed with CastlePoint and $14.0 million in catastrophe and excess of loss protection. Catastrophe and excess of loss ceded premiums written increased by $16.0 million in 2009 as compared to 2008, due to the increase in gross business written.
Net premiums. Net premiums written increased by $97.8 million to $155.3 million for the year ended December 31, 2009, as compared 2008. The acquisition of CastlePoint in 2009, as well as general organic growth in our personal lines business accounted for this increase.
Ceding commission revenue. Ceding commission revenue, as a percentage of ceded premiums written and earned declined from 2008 to 2009. The decrease was due to the lower cession of quota share premiums described above and a reduction in the ceding commission rate.
Loss and loss adjustment expenses. The gross loss ratio increased by 10.5 percentage points in 2009 as compared to 2008, primarily due to increased frequency of incurred losses. There were no catastrophe losses incurred in either 2008 or in 2009. The net loss ratio increased by 14.2 percentage points for the year ended December 31, 2009 compared to 2008, and the 3.7 percentage point increase in net incurred loss ratio as compared to gross incurred loss ratio is due to the increased ceded catastrophe premiums in 2009.
Underwriting expenses and underwriting expense ratio. The increase in underwriting expenses results from the increase in gross premiums earned, primarily related to the CastlePoint acquisition. The gross underwriting expense ratio of 32.6% for the year ended December 31, 2009 decreased from the gross expense ratio of 34.4%, as the increase in gross earned premiums outpaced the growth in underwriting expenses. The net expense ratio in 2009 was 40.6% as compared to 39.6% in 2008, and the increase in the net expense ratio is due to lower ceding commission revenues from the reduced quota share business in 2009.
The commission portion of the gross underwriting expense ratio was 18.1% for the year ended December 31, 2009 compared to 17.2% for 2008. The OUE ratio including BB&T, was 14.5% for the year ended December 31, 2009 compared to 17.3% for 2008. The decrease in the OUE expense ratio resulted from the growth in personal lines premiums outpacing the costs of operating the segment.
Underwriting profit and combined ratio. The increase in underwriting profit for the year ended December 31, 2009 primarily resulted from growth in revenues from the CastlePoint acquisition and from organic growth in homeowners business. The increase in combined ratios reflect increased loss costs and costs of catastrophe protection for the growing homeowners business, offset by lower underwriting expense growth relative to premium growth.

Insurance Services Segment Results of Operations

	Year Ended December 31,
($ in millions)	2010	Change	Percent	2009	Change	Percent	2008

Revenue
Direct commission revenue from managing general agency	$(0.9)	(2.5)	-160.0%	$1.6	$(56.6)	-100.0%	$58.2
Management fee income	18.2	18.2	0.0%	—	—	0.0%	—
Reinsurance intermediary fees	2.3	0.8	50.0%	1.5	0.5	50.0%	1.0
Other revenue	0.3	(1.8)	-80.0%	2.1	(7.2)	-80.0%	9.3

Total revenue	19.9	14.7	290.0%	5.2	(63.3)	-90.0%	68.5

Expenses
Direct commission expenses paid to producers	0.3	(1.4)	-80.0%	1.7	(25.1)	-90.0%	26.8
Other insurance services expenses	5.4	2.8	110.0%	2.6	(15.1)	-90.0%	17.7

Total expenses	5.7	1.4	30.0%	4.3	(40.2)	-90.0%	44.5

Insurance services pre-tax income (loss)	$14.2	13.3	NM	$0.9	$(23.1)	-100.0%	$24.0

Premiums produced by TRM on behalf of issuing companies	$—	(11.7)	-100.0%	$11.7	$(163.7)	-90.0%	$175.4

NM is shown where percentage change exceeds 500%
Insurance Services Segment Results of Operations 2010 Compared to 2009
Total revenue. The increase in total revenue for the year ended December 31, 2010 compared to 2009 was primarily due to the management fee income earned by Tower for underwriting, claims, investment management and other services provided to the Reciprocal Exchanges pursuant to a management services agreement with the Reciprocal Exchanges. The management fee income is calculated as a percentage of the Reciprocal Exchanges’ gross written premiums of $126.8 million in 2010. The increase in management fee income was offset by modest declines in revenue generated from our managing general agencies: TRM, CPM and CPRMFL. The Company had no premiums managed by our general agencies in 2010 whereas they managed $10.7 million in 2009.
Total expenses. The increase in total expenses for the year ended December 31, 2010 compared to 2009 was primarily due to the costs incurred under the management services agreement between Tower and the Reciprocal Exchanges.
Insurance Services Segment Results of Operations 2009 Compared to 2008
Total revenues. The decrease in total revenues, of which direct commission revenue is the principal component, for 2010 compared to 2008 was primarily due to the acquisition of CastlePoint in February 2009. Premiums produced and managed by TRM on behalf of CPIC decreased to $10.7 million in 2010 compared to $85.1 million for 2009. As a result of the decrease in premiums produced, revenues declined to $5.1 million in 2010 compared to $68.5 million in 2009. Claims administration and other administration revenues earned in 2008 were primarily earned from CPIC managed business and declined in 2009 as intercompany transactions between us and CPIC were eliminated. The decline in both claims and other administration revenues was partially offset as a result of entering into two new agreements in 2009. During 2009 we recorded $0.4 million of claims administration revenues as a result of entering into an agreement with AequiCap to provide claims handling services for workers’ compensation claims. The decline in other administration revenue was also offset as a result of the Hermitage acquisition. Hermitage provides administrative services to an insurance company and earned $0.3 million in 2009.
Direct commission expense. The decrease in direct commission expenses was a result of the decrease in business produced by TRM on behalf of CPIC. Subsequent to the completion of the CastlePoint acquisition all of CPIC’s underwriting expenses were included in the Commercial Insurance segment.
Other insurance services expenses. The decrease in other insurance expenses resulted from the decline in premium produced. The amount of reimbursement for underwriting expenses by TRM to TICNY for the year ended December 31, 2010 was $1.4 million as compared to $12.3 million for 2009.

Investments
Portfolio Summary
The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of December 31, 2010 and December 31, 2009:

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
($ in thousands)	Cost	Gains	Months	Months	Value	Value

December 31, 2010
U.S. Treasury securities	$177,060	$1,258	$(64)	$—	$178,254	7.2%
U.S. Agency securities	26,504	758	(34)	—	27,228	1.1%
Municipal bonds	544,019	14,357	(4,635)	(35)	553,706	22.4%
Corporate and other bonds	852,287	36,059	(4,766)	(10)	883,570	35.7%
Commercial, residential and asset-backed securities	707,294	37,665	(3,986)	(1,120)	739,853	29.9%

Total fixed-maturity securities	2,307,164	90,097	(13,485)	(1,165)	2,382,611	96.3%
Equity securities	91,218	2,487	(3,192)	(196)	90,317	3.6%
Short-term investments	1,560	—	—	—	1,560	0.1%

Total, December 31, 2010	$2,399,942	$92,584	$(16,677)	$(1,361)	$2,474,488	100.0%

Tower	$2,061,448	$87,879	$(14,532)	$(1,361)	$2,133,434
Reciprocal Exchanges	338,494	4,705	(2,145)	—	341,054

Total, December 31, 2010	$2,399,942	$92,584	$(16,677)	$(1,361)	$2,474,488

December 31, 2009
U.S. Treasury securities	$73,281	$235	$(225)	$—	$73,291	3.9%
U.S. Agency securities	40,063	134	(214)	—	39,983	2.1%
Municipal bonds	508,204	18,241	(587)	(143)	525,715	27.7%
Corporate and other bonds	589,973	27,934	(1,054)	(1,732)	615,121	32.4%
Commercial, residential and asset-backed securities	517,596	25,834	(1,691)	(12,253)	529,486	27.9%

Total fixed-maturity securities	1,729,117	72,378	(3,771)	(14,128)	1,783,596	94.0%
Equity securities	78,051	997	(1,591)	(724)	76,733	4.1%
Short-term investments	36,500	—	—	—	36,500	1.9%

Total	$1,843,668	$73,375	$(5,362)	$(14,852)	$1,896,829	100.0%

Credit Rating of Fixed-Maturity Securities
The average credit rating of our fixed-maturity securities, using ratings assigned to securities by Standard & Poor’s, was AA- at December 31, 2010 and December 31, 2009. The following table shows the ratings distribution of our fixed-maturity portfolio:

	December 31, 2010
	Tower		Reciprocal Exchanges		December 31, 2009
		Percentage		Percentage		Percentage
		of Fair		of Fair		of Fair
($ in thousands)	Fair Value	Value	Fair Value	Value	Fair Value	Value

Rating
U.S. Treasury securities	$148,018	7.3%	$30,236	4.1%	$73,291	4.1%
AAA	620,281	30.4%	100,566	33.5%	597,932	33.5%
AA	412,414	20.2%	46,015	21.2%	377,283	21.2%
A	445,498	21.8%	111,064	22.5%	400,639	22.5%
BBB	161,474	7.9%	32,932	9.2%	165,173	9.2%
Below BBB	253,872	12.4%	20,241	9.5%	169,278	9.5%

Total	$2,041,557	100.0%	$341,054	100.0%	$1,783,596	100.0%

Fixed Maturity Investments—Time to Maturity
The following table shows the composition of our fixed maturity portfolio by remaining time to maturity at December 31, 2010 and December 31, 2009. For securities that are redeemable at the option of the issuer and have a market price that is greater than redemption value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than redemption value, the maturity used for the table below is the final maturity date:

	December 31, 2010
	Tower		Reciprocal Exchanges		Total		December 31, 2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Remaining Time to Maturity
Less than one year	$28,408	$28,665	$—	$—	$28,408	$28,665	$30,282	$30,465
One to five years	512,102	526,746	65,993	66,771	578,095	593,517	346,309	355,402
Five to ten years	501,324	521,138	110,463	111,166	611,787	632,304	477,843	492,517
More than 10 years	351,093	358,445	30,487	29,826	381,580	388,271	357,087	375,726
Mortgage and asset-backed securities	575,743	606,563	131,551	133,291	707,294	739,854	517,596	529,486

Total	$1,968,670	$2,041,557	$338,494	$341,054	$2,307,164	$2,382,611	$1,729,117	$1,783,596

Fixed-Maturity Investments with Third Party Guarantees
At December 31, 2010, $219.7 million of our municipal bonds, at fair value, were guaranteed by third parties from a total of $2.0 billion, at fair value, of all fixed-maturity securities held by us. The amount of securities guaranteed by third parties along with the credit rating with and without the guarantee is as follows:

	With	Without
($ in thousands)	Guarantee	Guarantee

AAA	$36,495	$21,506
AA	137,580	132,584
A	40,623	58,001
BBB	4,562	—
BB	434	2,607
No underlying rating	—	4,996

Total	$219,694	$219,694

Tower	$217,233	$217,233
Reciprocal Exchanges	2,461	2,461

Total	$219,694	$219,694

The securities guaranteed, by guarantor, are as follows:

	Guaranteed	Percent
($ in thousands)	Amount	of Total

National Public Finance Guarantee Corp	$84,528	38.5%
Assured Guaranty Municipal Corp	81,368	37.0%
Ambac Financial Corp	39,211	17.8%
FGIC Corp	5,726	2.6%
Berkshire Hathaway Assurance Corp	5,743	2.6%
Others	3,118	1.4%

Total	$219,694	100.0%

Tower	$217,233	98.9%
Reciprocal Exchanges	2,461	1.1%

Total	$219,694	100.0%

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
As of December 31, 2010, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.
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
A number of our Level 3 investments have also been written down as a result of our impairment analysis. At December 31, 2010, there were 7 securities that were priced in Level 3 with a fair value of $2.1 million and an unrealized gain of $0.9 million.
As more fully described in Note 5 to our consolidated financial statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position, including but not limited to residential and commercial mortgage-backed securities, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment, and in some instances include fundamental collateral deterioration, and are temporary in nature.
Refer to “Note 6 — Fair Value Measurements” to the consolidated financial statements for a description of the valuation methodology utilized to value Level 3 assets, how the valuation methodology is validated and an analysis of the change in fair value of Level 3 assets. As of December 31, 2010, the fair value of Tower Level 3 assets as a percentage of Tower’s total assets carried at fair value was as follows (the Reciprocal Exchanges had no Level 3 assets):

			Level 3 Assets
	Assets Carried at		as a Percentage of
	Fair Value at	Fair Value of	Total Assets Carried
($ in thousands)	December 31, 2010	Level 3 Assets	at Fair Value

Fixed-maturity investments	$2,382,611	$2,058	0.1%
Equity investments	90,317	—
Short-term investments	1,560	—

Total investments	$2,474,488	$2,058	0.1%

Unrealized Losses
For the year ended December 31, 2010, our gross unrealized losses improved from 2009 and were attributed primarily to improvements in the credit markets and, to a lesser extent, our sale of certain securities in unrealized loss positions in the second quarter of 2010 in contemplation of the cash purchase of OBPL.
The fair value of our fixed maturity portfolio is directly affected by changes in interest rates and credit spreads. We regularly review both our fixed-maturity and equity portfolios to evaluate the necessity of recording impairment losses for other-than temporary declines in the fair value of investments.
For those fixed-maturity investments deemed not to be in an OTTI position, we believe that the gross unrealized investment loss was primarily caused by a spread widening in the capital markets. We expect cash flows from operations to be sufficient to meet our liquidity requirements and, therefore, we do not intend to sell these fixed maturity securities and we do not believe that we will be required to sell these securities before recovering their cost basis. For equity securities not considered OTTI, we believe we have the ability to hold these investments until a recovery of fair value to our cost basis. A substantial portion of the unrealized loss relating to the mortgage-backed securities is the result of a spread widening in the market that we believe to be temporary.
The following table presents information regarding our invested assets that were in an unrealized loss position at December 31, 2010 and December 31, 2009 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Aggregate	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses

December 31, 2010
U.S. Treasury securities	$2,641	$(64)	$—	$—	$2,641	$(64)
U.S. Agency securities	4,643	(34)	—	—	4,643	(34)
Municipal bonds	146,947	(4,635)	215	(35)	147,162	(4,670)
Corporate and other bonds
Finance	45,542	(618)	—	—	45,542	(618)
Industrial	172,305	(3,526)	241	(9)	172,546	(3,535)
Utilities	24,567	(622)	243	(1)	24,810	(623)
Commercial mortgage-backed securities	35,362	(892)	2,315	(658)	37,677	(1,550)
Residential mortgage-backed securities
Agency backed	210,770	(2,750)	—	—	210,770	(2,750)
Non-agency backed	2,416	(209)	8,112	(462)	10,528	(671)
Asset-backed securities	9,958	(135)	—	—	9,958	(135)

Total fixed-maturity securities	655,151	(13,485)	11,126	(1,165)	666,277	(14,650)
Preferred stocks	9,507	(72)	5,356	(196)	14,863	(268)
Common stocks	38,516	(3,120)	—	—	38,516	(3,120)

Total, December 31, 2010	$703,174	$(16,677)	$16,482	$(1,361)	$719,656	$(18,038)

Tower	$530,401	$(14,533)	$16,482	$(1,361)	$546,883	$(15,894)
Reciprocal Exchanges	172,773	(2,144)	—	—	172,773	(2,144)

Total, December 31, 2010	$703,174	$(16,677)	$16,482	$(1,361)	$719,656	$(18,038)

December 31, 2009
U.S. Treasury securities	$43,421	$(225)	$—	$—	$43,421	$(225)
U.S. Agency securities	27,652	(214)	—	—	27,652	(214)
Municipal bonds	50,526	(587)	2,569	(143)	53,095	(730)
Corporate and other bonds
Finance	28,342	(291)	14,906	(1,099)	43,248	(1,390)
Industrial	69,475	(726)	14,563	(608)	84,038	(1,334)
Utilities	3,575	(37)	625	(25)	4,200	(62)
Commercial mortgage-backed securities	25,810	(598)	22,904	(8,138)	48,714	(8,736)
Residential mortgage-backed securities
Agency backed	79,005	(963)	—	—	79,005	(963)
Non-agency backed	1,081	(14)	19,672	(2,910)	20,753	(2,924)
Asset-backed securities	334	(116)	2,962	(1,205)	3,296	(1,321)

Total fixed-maturity securities	329,221	(3,771)	78,201	(14,128)	407,422	(17,899)
Preferred stocks	59,243	(1,441)	4,827	(724)	64,070	(2,165)
Common stocks	31	(150)	—	—	31	(150)

Total, December 31, 2009	$388,495	$(5,362)	$83,028	$(14,852)	$471,523	$(20,214)

At December 31, 2010, the fixed-maturity securities in an unrealized loss position for twelve months or greater were primarily in our investments in commercial mortgage-backed securities, and residential non-agency mortgage-backed securities.
The following table stratifies the gross unrealized losses in the portfolio at December 31, 2010, by duration in a loss position and magnitude of the loss as a percentage of the cost or amortized cost of the security:

		Total Gross	Decline of Investment Value
	Fair	Unrealized	>15%	>25%	>50%
($ in thousands)	Value	Losses	Amount	Amount	Amount

Unrealized loss for less than 6 months	$716,644	$(17,842)	$(2,746)	$(399)	$(104)
Unrealized loss for over 6 months	2,706	(193)	—	(94)	—
Unrealized loss for over 12 months	243	(1)	—	—	—
Unrealized loss for over 18 months	—	—	—	—	—
Unrealized loss for over 2 years	63	(2)	—	—	—

Total unrealized loss	$719,656	$(18,038)	$(2,746)	$(493)	$(104)

Tower	$653,772	$(17,542)	$(2,746)	$(493)	$(104)
Reciprocal Exchanges	65,884	(496)	—	—	—

Total unrealized loss	$719,656	$(18,038)	$(2,746)	$(493)	$(104)

The following table shows the number of securities, fair value, unrealized loss amount and percentage below amortized cost and the ratio of fair value by security rating as of December 31, 2010:

			Unrealized Loss
				Percent of	Fair Value by Security Rating
		Fair		Amortized					BB or
($ in thousands)	Count	Value	Amount	Cost	AAA	AA	A	BBB	Lower

U.S. Treasury securities	2	$2,641	$(64)	-2%	100%	0%	0%	0%	0%
U.S. Agency securities	6	4,643	(34)	-1%	31%	0%	69%	0%	0%
Municipal bonds	139	147,162	(4,670)	-3%	20%	51%	22%	0%	7%
Corporate and other bonds	391	242,898	(4,775)	-2%	1%	12%	29%	23%	35%
Commercial mortgage- backed securities	42	37,677	(1,550)	-4%	46%	8%	11%	21%	14%
Residential mortgage-backed securities	133	221,298	(3,421)	-2%	97%	1%	0%	0%	2%
Asset-backed securities	5	9,958	(135)	-1%	0%	87%	0%	0%	13%
Equities	75	53,379	(3,388)	-6%	0%	0%	0%	0%	100%

See “Note 5—Investments” in our consolidated financial statements for further information about impairment testing and other-than-temporary impairments.
Corporate and other bonds
The following tables show the fair value and unrealized loss by sector and credit quality rating of our corporate and other bonds in an unrealized loss position at December 31, 2010:
Fair Value

	Rating
					BB or	Fair
($ in thousands)	AAA	AA	A	B	lower	value

Sector
Financial	$—	$18,113	$17,884	$3,433	$6,112	$45,542
Industrial	3,201	11,024	42,937	47,354	68,030	172,546
Utilities	—	—	10,203	5,450	9,157	24,810

Total fair value	$3,201	$29,137	$71,024	$56,237	$83,299	$242,898

% of fair value	1%	12%	29%	23%	34%	100%

Unrealized Loss

	Rating
					BB or	Unrealized
($ in thousands)	AAA	AA	A	B	lower	Loss

Sector
Financial	$—	$(254)	$(183)	$(57)	$(124)	$(618)
Industrial	(106)	(170)	(949)	(685)	(1,625)	(3,535)
Utilities	—	—	(338)	(45)	(239)	(622)

Total unrealized loss	$(106)	$(424)	$(1,470)	$(787)	$(1,988)	$(4,775)

% of book value	(3% )	(1% )	(2% )	(1% )	(2% )	(2% )

The majority of our corporate bonds that are in an unrealized loss position are rated below AA. Based on our analysis of these securities and current market conditions, we expect price recovery on these over time, and we have determined that these securities are temporarily impaired as of December 31, 2010.
Total securitized assets
The following tables show the fair value and unrealized loss by credit quality rating and deal origination year of our commercial, residential non-agency-backed and asset-backed securities in an unrealized loss position at December 31, 2010:

Fair Value

	Rating
($ in thousands)					BB or	Fair
Deal Origination Year	AAA	AA	A	BBB	Lower	Value

1998 - 2004	$7,196	$2,170	$97	$307	$1,035	$10,805
2005 - 2007	5,007	9,544	4,225	1,791	9,924	30,491
2008 - 2010	8,925	974	—	5,650	1,318	16,867

Total fair value	$21,128	$12,688	$4,322	$7,748	$12,277	$58,163

% of fair value	36%	22%	7%	13%	21%	100%

Unrealized losses

	Rating
($ in thousands)					BB or	Unrealized
Deal Origination Year	AAA	AA	A	BBB	Lower	Loss

1998 - 2004	$(361)	$(284)	$(44)	$(7)	$(284)	$(980)
2005 - 2007	(22)	(119)	(75)	(394)	(498)	(1,108)
2008 - 2010	(176)	—	—	(35)	(57)	(268)

Total unrealized loss	$(559)	$(403)	$(119)	$(436)	$(839)	$(2,356)

% of book value	(3% )	(3% )	(3% )	(5% )	(6% )	(4% )

Liquidity and Capital Resources
Tower is organized as a holding company (the “Holding Company”) with multiple intermediate holding companies, 13 Insurance Subsidiaries and several management companies. The Holding Company’s principal liquidity needs include interest on debt, stockholder dividends and share repurchases under its share repurchase program. The Holding Company’s principal sources of liquidity include dividends and other permitted payments from our subsidiaries, as well as financing through borrowings and sales of securities.
Under New York law, TICNY is limited to paying dividends to the Holding Company only from statutory earned surplus. In addition, the New York Insurance Department must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding twelve months, exceeds the lesser of (1) 10% of TICNY’s policyholders’ surplus as shown on its latest statutory financial statement filed with the New York State Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months. TICNY declared $4.7 million, $2.0 million and $5.2 million in dividends to the Holding Company in 2010, 2009 and 2008, respectively.
Under the Insurance Act 1978 of Bermuda, as amended (the “Insurance Act”), CastlePoint Re is required to maintain a specified solvency margin and a minimum liquidity ratio and is prohibited from declaring or paying any dividends if doing so would cause CastlePoint Re to fail to meet its solvency margin and its minimum liquidity ratio. Under the Insurance Act, CastlePoint Re is prohibited from declaring or paying dividends without the approval of the Bermuda Monetary Authority (“BMA”), if CastlePoint Re failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. Under the Insurance Act, CastlePoint Re is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set forth on its audited statutory financial statements for the previous year.
CastlePoint Re is also subject to dividend limitations imposed by Bermuda. Under the Companies Act 1981 of Bermuda, as amended (the “Companies Act”), we may declare or pay a dividend out of distributable reserves only if we have reasonable grounds for believing that we are, or would after the payment, be able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts.
The other Insurance Subsidiaries are subject to similar restrictions, usually related to policyholders’ surplus, unassigned surplus or net income and notice requirements of their domiciliary state. As of December 31, 2010, the amount of distributions that our Insurance Subsidiaries could pay to Tower without approval of their domiciliary Insurance Departments was $30.8 million. In addition, we can return capital of $39.3 million from CastlePoint Re without permission from the Bermuda Monetary Authority.
The management companies, including TRM, CPRMFL and the attorneys-in-fact, are not subject to any limitations on their dividends to the Holding Company, other than the basic requirement that dividends may be declared or paid if the net assets of the management companies remaining after such declaration or payment will at least equal the amount of their stated capital. The management companies declared dividends of $7.5 million, $6.0 million and $7.2 million in 2010, 2009 and 2008, respectively.
Pursuant to a tax allocation agreement, we compute and pay Federal income taxes on a consolidated basis. At the end of each consolidated return year, each entity must compute and pay to the Holding Company its share of the Federal income tax liability primarily based on separate return calculations. The tax allocation agreement allows the Holding Company to make certain Code elections in the consolidated Federal tax return. In the event such Code elections are made, any benefit or liability is accrued or paid by each entity. If a unitary or combined state income tax return is filed, each entity’s share of the liability is based on the methodology required or established by state income tax law or, if none, the percentage equal to each entity’s separate income or tax divided by the total separate income or tax reported on the return.
We believe that the cash flow generated by the operating activities of our subsidiaries, combined with other available capital sources, will provide sufficient funds for us to meet our liquidity needs over the next twelve months. Beyond the next twelve months, cash flow available to us may be influenced by a variety of factors, including general economic conditions and conditions in the insurance and reinsurance markets, as well as fluctuations from year-to-year in claims experience.
We have the intent and ability to hold any temporarily impaired fixed maturity securities until the anticipated date that these temporary impairments are recovered.
Commitments
The following table summarizes information about contractual obligations and commercial commitments. The minimum payments under these agreements as of December 31, 2010 were as follows:

	Payments due by period
		Less than 1			After 5
($ in millions)	Total	Year	1-3 Years	4-5 Years	Years

Subordinated Debentures	$235.1	$—	$—	$—	$235.1
Interest on subordinated debentures and interest rate swaps	468.0	18.3	36.6	36.6	376.5
Convertible senior notes	150.0	—	—	150.0	—
Interest on convertible senior notes	30.0	7.5	15.0	7.5	—
Operating lease obligations	69.2	11.9	16.6	14.5	26.2
Gross loss reserves	1,614.1	651.7	609.4	245.2	107.8

Total contractual obligations	$2,566.4	$689.4	$677.6	$453.8	$745.6

At various times over the past seven years we have issued trust preferred securities through wholly-owned Delaware statutory business trusts. The trusts used the proceeds of the sale of the trust preferred securities to third-party investors and common trust securities to Tower to purchase junior subordinated debentures from the Company. The terms of the junior subordinated debentures match the terms of the trust preferred securities. Interest on the junior subordinated debentures and the trust preferred securities is payable quarterly. In some cases, the interest rate is fixed for an initial period of five years after issuance and then floats with changes in the London Interbank Offered Rate (“LIBOR”). In other cases the interest rate floats with LIBOR without any initial fixed-rate period. In the fourth quarter of 2010, Tower entered into interest rate swap contracts with $190 million notional value to fix the floating interest rates on certain of the trust preferred securities.
We do not consolidate the statutory business trusts for which we hold 100% of the common trust securities because we are not the primary beneficiary of the trusts. Our investments in common trust securities of the statutory business trusts are reported in Other Assets. We report as a liability the outstanding subordinated debentures issued to the statutory business trusts.
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
In October 2010, the Company effected interest rate swap contracts with $190 million notional on the subordinated debentures. As described in the table above, certain of these subordinated debentures are currently paying a variable interest rate and other subordinated debentures will convert to variable rates over the next two years. The interest rate swaps will fix the variable interest payments on the subordinated debentures to rates from 5.1% to 5.9%. The interest rate swaps mature in 2015.
In September 2010, the Company issued $150 million principal amount of 5.0% convertible senior notes (the “Notes”) due September 2015. Interest will be paid semi-annually commencing March 2011. Holders may convert their Notes into cash or common shares, at the Company’s option, at any time on or after March 14, 2014 or earlier under certain circumstances determined by: (i) the market price of the Company’s stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate transactions. Upon conversion, the Company intends to settle its obligation either entirely or partially in cash. The initial conversion rate is 36.3782 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of $27.49 per share), subject to adjustment upon the occurrence of certain events. Additionally, in the event of a fundamental change, the holders may require the Company to repurchase the Notes for a cash price equal to 100% of the principal plus any accrued and unpaid interest.
In May 2010, the Company entered into a $125.0 million credit facility agreement. The credit facility is a revolving credit facility with a letter of credit sublimit of $25.0 million. The credit facility will be used for general corporate purposes. The Company may request that the facility be increased by an amount not to exceed $50.0 million, and the facility expires May 2013. The Company has no outstanding balances under the credit facility as of December 31, 2010.
The gross loss reserve payments due by period in the table above are based upon the loss and loss expense reserves estimates as of December 31, 2010 and actuarial estimates of expected payout patterns by line of business. As a result, our calculation of loss reserve payments due by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. The projected gross loss payments presented do not include the estimated amounts recoverable from reinsurers that amounted to $282.7 million, which are estimated to be recovered as follows: less than one year, $114.1 million; one to three years, $106.7 million; four to five years, $43.0 million; and after five years, $18.9 million. The interest on the subordinated debentures is calculated using interest rates in effect at December 31, 2010 for variable rate debentures.
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
Capital
Our capital resources consist of funds deployed or available to be deployed to support our business operations. At December 31, 2010 and December 31, 2009, our capital resources were as follows:

	December 31,
($ in thousands)	2010	2009

Outstanding under credit facility	$—	$—
Subordinated debentures	235,058	235,058
Convertible Senior Notes	139,208	—
Tower Group, Inc. stockholders’ equity	1,087,638	1,050,501

Total capitalization	$1,461,904	$1,285,559

Ratio of debt to total capitalization	25.6%	18.3%

We monitor our capital adequacy to support our business on a regular basis. The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, at a level considered necessary by management to enable our Insurance Subsidiaries to compete, and

(2) sufficient capital to enable our Insurance Subsidiaries to meet the capital adequacy tests performed by statutory agencies in the United States and Bermuda.
As part of Tower’s capital management strategy, the Board of Directors approved a $100.0 million share repurchase program on February 26, 2010. Purchases are permitted from time to time at prevailing prices in open market or privately negotiated transactions. The share repurchase program has no expiration date. The timing and amount of purchases under the program depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. For the year ended December 31, 2010, 4.0 million shares of common stock were purchased under this program at an aggregate consideration of $88.0 million.
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
Cash Flows
The primary sources of consolidated cash flows are from the Insurance Subsidiaries’ gross premiums collected, ceding commissions from quota share reinsurers, loss payments by reinsurers, investment income and proceeds from the sale or maturity of investments. Funds are used by the Insurance Subsidiaries for loss payments and loss adjustment expenses. The Insurance Subsidiaries also use funds for ceded premium payments to reinsurers, which are paid on a net basis after subtracting losses paid on reinsured claims and reinsurance commissions on our net business, commissions to producers, salaries and other underwriting expenses as well as to purchase investments, fixed assets and to pay dividends to the Holding Company. The management companies’ primary sources of cash are management fees for the attorneys-in-fact from the Reciprocal Exchanges and TRM’s commissions and fees collected.
The reconciliation of net income to cash provided from operations is generally influenced by the collection of premiums in advance of paid losses, the timing of reinsurance, issuing company settlements and loss payments.
Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Year Ended December 31,
($ in thousands)	2010	2009	2008

Cash provided by (used in):
Operating activities	$170,023	$214,711	$61,734
Investing activities	(260,115)	(175,216)	1,627
Financing activities	28,087	(10,866)	(4,787)

Net increase (decrease) in cash and cash equivalents	(62,005)	28,629	58,574
Cash and cash equivalents, beginning of year	164,882	136,253	77,679

Cash and cash equivalents, end of period	$102,877	$164,882	$136,253

Comparison of Years Ended December 31, 2010 and 2009
For the year ended December 31, 2010, net cash provided by operating activities was $170.0 million as compared to $214.7 million for 2009. The decrease in cash flow for the year ended December 31, 2010 primarily resulted from increased claims payments offset by reductions in cash paid for income taxes attributed to 2009 tax overpayments and increased tax deductions in 2010 relating to capital losses from the sale of certain fixed income securities.
Net cash flows used in investing activities were $260.1 million for the year ended December 31, 2010 compared to $175.2 million used for the year ended December 31, 2009. The year ended December 31, 2009 included net cash acquired of $226.7 million with the acquisitions of CastlePoint and Hermitage whereas for the year ended December 31, 2010 we used $171.9 million net cash to acquire OBPL and AequiCap. The remaining cash flows in both years primarily related to purchases and sales of fixed-maturity securities and preferred stock.
The net cash flows provided by financing activities for the year ended December 31, 2010 are primarily the result of new borrowings of $145.6 million from the issuance of our convertible senior notes, reduced by the repurchase of common stock for $88.0 million and dividends of $16.6 million.

Cash flow needs at the holding company level are primarily for dividends to our stockholders and interest payments on our outstanding debt.
Comparison of Years Ended December 31, 2009 and 2008
The increase in operating cash flow in 2009 was primarily a result of additional cash flows provided through the acquisition of CastlePoint and Hermitage and in increase in premiums collected, which was partially offset by increased claims and tax payments.
Net cash flows used in investing activities were $175.2 million in 2009 compared to net cash flow provided in 2008 of $1.6 million. In 2009, net cash acquired from acquisitions of $226.7 million was offset by the purchase of fixed assets of $26.3 million and the net increase in investments of $375.6 million. In 2008, we purchased $17.2 million of fixed assets and had a net cash inflow of $18.8 million from investments.
Net cash flows used in financing activities related primarily to the payment of dividends to stockholders of $10.7 million in 2009, compared to $4.6 million in 2008.
Insurance Subsidiaries
The Insurance Subsidiaries maintain sufficient liquidity to pay claims, operating expenses and meet other obligations. We held $102.9 million and $164.9 million of cash and cash equivalents at December 31, 2010 and 2009, respectively. We monitor the expected claims payment needs and maintain a sufficient portion of our invested assets in cash and cash equivalents to enable us to fund the claims payments without having to sell longer-duration investments. As necessary, we adjust the holdings of short-term investments and cash and cash equivalents to provide sufficient liquidity to respond to changes in the anticipated pattern of claims payments. See “Business—Investments.”
In 2010, CNIC contributed $10.0 million to York. In 2009, the Holding Company contributed $5.3 million to TICNY. The Holding Company also contributed $1.3 million to CPIC in 2009 and in 2008 contributed $0.3 million to TICNY.
The Insurance Subsidiaries are required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from total assets. The NAIC maintains risk-based capital (“RBC”) requirements for property and casualty insurance companies. RBC is a formula that attempts to evaluate the adequacy of statutory capital and surplus in relation to investments and insurance risks. The formula is designed to allow the state Insurance Departments to identify potential weakly capitalized companies. Under the formula, a company determines its risk-based capital by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). Applying the RBC requirements as of December 31, 2010, the Insurance Subsidiaries’ risk-based capital exceeded the minimum level that would trigger regulatory attention.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements at December 31, 2010.
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
Adoption of New Accounting Pronouncements
For a discussion of accounting standards, see “Note 2 — Accounting Policies and Basis of Presentation” to Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk that we will incur losses in our investments due to adverse changes in market rates and prices. Market risk is directly influenced by the volatility and liquidity in the market in which the related underlying assets are invested. We believe that we are principally exposed to three types of market risk: changes in interest rates, changes in credit quality of issuers of investment securities, and changes in equity prices.
Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities, although conditions affecting particular asset classes (such as conditions in the commercial and housing markets that affect commercial and residential mortgage-backed securities) can also be significant sources of market risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed-maturity securities as of December 31, 2010 was $2.4 billion.
For fixed-maturity securities, short-term liquidity needs and potential liquidity needs for our business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates as discussed more fully below under sensitivity analysis.
As of December 31, 2010, we had a total of $59.8 million of outstanding floating rate subordinated debentures underlying our trust preferred securities issued by our wholly owned statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. An additional $175.3 million of subordinated debentures will convert from fixed rate to floating rate in 2011 and 2012. In order to reduce the interest rate risk on the subordinated debentures, the Company entered into interest rate swap contracts with Keybank National Association that are designed to convert $190 million of these outstanding borrowings from their respective floating rates to fixed rates ranging from 5.1% to 5.9%. These swaps mature in 2015.
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
For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2010.
The following table summarizes the estimated change in fair value on our fixed-maturity portfolio including preferred stocks and short-term investments based on specific changes in interest rates as of December 31, 2010:

	Estimated	Estimated
	Increase	Percentage
	(Decrease)	Increase
	in Fair Value	(Decrease)
Change in interest rate	(in thousands)	in Fair Value

300 basis point rise	$(343,707)	-13.9%
200 basis point rise	(237,056)	-9.6%
100 basis point rise	(121,992)	-4.9%
As of December 31, 2010	—	0.0%
100 basis point decline	120,508	4.9%
The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $122.0 million or (4.9%) based on a 100 basis point increase in interest rates as of December 31, 2010. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed-maturity investments.

Interest expense would also be affected by a hypothetical change in interest rates. As of December 31, 2010, the Company had $59.8 million of floating rate debt obligations, of which $20 million are hedged through our interest rate swaps. A 100 basis point increase in interest rates would increase annual interest expense by $0.4 million, a 200 basis point increase would increase interest expense by $0.8 million, and a 300 basis point increase would increase interest expense by $1.2 million on the $39.8 million in non-hedged floating rate debt obligations.
With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be an adjustment to amortization for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage-backed securities holdings had been purchased at significant discounts or premiums to par value. As of December 31, 2010, the par value of our residential mortgage-backed securities holdings was $456.3 million and the amortized cost of our residential mortgage-backed securities holdings was $453.6 million. This equates to an average price of 99.4% of par, thus an adjustment in accordance with this GAAP guidance would not have a significant effect on investment income.
Furthermore, significant hypothetical changes in interest rates in either direction can affect principal redemptions, and therefore investment income, because of the residual mortgage securities in the portfolio. The residential mortgage-backed securities portion of the fixed-maturity securities portfolio totaled 18.5% as of December 31, 2010. Of this total, 93.3% was in agency pass through securities, which have the highest amount of prepayment risk from declining rates. The remainder of our mortgage-backed securities portfolio is invested in agency planned amortization class collateralized mortgage obligations, non-agency residential non-accelerating securities, and commercial mortgage-backed securities.
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
We bear credit risk on our reinsurance recoverables and premiums ceded to reinsurers. As of December 31, 2010, we had unsecured reinsurance recoverables of $68.7 million owed by One Beacon Insurance and $24.1 million owed by Swiss Reinsurance America Corp, and other reinsurers that owed us amounts individually less than 5% of our stockholders’ equity. If any of these reinsurers fails to pay its obligations to us, or substantially delays making payments on the reinsurance recoverables, our financial condition and results of operations could be impaired. To mitigate the credit risk associated with reinsurance recoverables, we secure certain of our reinsurance recoverables by withholding ceded premium and requiring funds to be placed in trust as well as monitoring our reinsurers’ financial condition and rating agency ratings and outlook. See “Business—Reinsurance.”
We also bear credit risk for a limited portion, generally a deposit amount, of the direct premiums written by our Insurance Subsidiaries. Producers collect such premiums and remit them to us within prescribed periods. After receiving a deposit, the Insurance Subsidiaries premiums are directly billed to insureds. In New York State and other jurisdictions, premiums paid to producers by an insured may be considered to have been paid under applicable insurance laws and regulations and the insured will no longer be liable to us for those amounts, whether or not we have actually received the premium payment from the producer. Consequently, we assume a degree of credit risk associated with producers. Due to the unsettled and fact specific nature of the law, we are unable to quantify our exposure to this risk.
Our interest rate swap contracts contain credit support annex provisions which require Keybank National Association to post collateral if the swap fair values exceed $5 million (asset position). As of December 31, 2010, the swaps had a fair value of $3.2 million (asset position) and no collateral has been posted.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Tower Group, Inc.:
In our opinion, the consolidated balance sheet as of December 31, 2010 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended present fairly, in all material respects, the financial position of Tower Group, Inc. and its subsidiaries at December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index on page S-1 present fairly, in all material respects, the information set forth therein at December 31, 2010 and for the year then ended when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the Personal Lines Division of OneBeacon Insurance Group, Ltd (“OBPL”) (consisting of the wholly owned subsidiaries Massachusetts Homeland Insurance Company, York Insurance Company of Maine, Adirondack AIF, LLP and New Jersey Skylands management, LLC, and the interest held in the Reciprocal Exchanges, Adirondack Insurance Exchange and New Jersey Skylands Insurance Association, consolidated in the Company’s financial statements pursuant to FASB Accounting Standards Codification 810-10) from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Company in a purchase business combination on July 1, 2010. We have also excluded OBPL from our audit of internal control over financial reporting. OBPL’s total assets and total revenues represent 20.2% and 7.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.
/s/ PricewaterhouseCoopers LLP
New York, NY
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Tower Group, Inc.
We have audited the accompanying consolidated balance sheet of Tower Group, Inc. (“the Company”) as of December 31, 2009, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. Our audits also included the financial statement schedules for the years ended December 31, 2009 and 2008 listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tower Group, Inc. at December 31, 2009 and the consolidated results of its operations and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules for the years ended December 31, 2009 and 2008, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Johnson Lambert & Co. LLP
Falls Church, Virginia
March 1, 2010, except for Note 21, as to which the date is March 1, 2011

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Tower Group, Inc.
Consolidated Balance Sheets

	December 31,
($ in thousands, except par value and share amounts)	2010	2009

Assets
Investments — Tower
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $1,968,670 and $1,729,117)	$2,041,557	$1,783,596
Equity securities (cost of $91,218 and $78,051)	90,317	76,733
Short-term investments (cost of $1,560 and $36,500)	1,560	36,500
Investments — Reciprocal Exchanges
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $338,494)	341,054	—

Total investments	2,474,488	1,896,829
Cash and cash equivalents (includes $2,796 relating to Reciprocal Exchanges in 2010)	102,877	164,882
Investment income receivable	23,562	20,240
Premiums receivable (includes $53,953 relating to Reciprocal Exchanges in 2010)	387,584	308,075
Reinsurance recoverable on paid losses (includes $2,167 relating to Reciprocal Exchanges in 2010)	18,214	14,819
Reinsurance recoverable on unpaid losses (includes $15,092 relating to Reciprocal Exchanges in 2010)	282,682	199,687
Prepaid reinsurance premiums (includes $17,919 relating to Reciprocal Exchanges in 2010)	77,627	94,818
Deferred acquisition costs, net (includes $31,312 relating to Reciprocal Exchanges in 2010)	242,824	170,652
Deferred income taxes	—	41,757
Intangible assets (includes $5,504 relating to Reciprocal Exchanges in 2010)	123,820	53,350
Goodwill	250,103	244,690
Other assets (includes $5,808 relating to Reciprocal Exchanges in 2010)	230,405	103,153

Total assets	$4,214,186	$3,312,952

Liabilities
Loss and loss adjustment expenses (includes $175,023 relating to Reciprocal Exchanges in 2010)	$1,610,421	$1,131,989
Unearned premium (includes $123,949 relating to Reciprocal Exchanges in 2010)	872,026	658,940
Reinsurance balances payable (includes $3,402 relating to Reciprocal Exchanges in 2010)	35,037	89,080
Funds held under reinsurance agreements	93,153	13,737
Other liabilities (includes $9,384 relating to Reciprocal Exchanges in 2010)	84,989	133,647
Deferred income taxes (includes $3,668 relating to Reciprocal Exchanges in 2010)	25,169	—
Debt	374,266	235,058

Total liabilities	3,095,061	2,262,451
Contingencies (Note 17)
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 45,742,342 and 45,092,321 shares issued, and 41,485,678 and 44,984,953 shares outstanding)	457	451
Treasury stock (4,256,664 and 107,368 shares)	(91,779)	(1,995)
Paid-in-capital	763,064	751,878
Accumulated other comprehensive income	48,883	34,554
Retained earnings	367,013	265,613

Tower Group, Inc. stockholders’ equity	1,087,638	1,050,501

Noncontrolling interests — Reciprocal Exchanges	31,487	—

Total stockholders’ equity	1,119,125	1,050,501

Total liabilities and stockholders’ equity	$4,214,186	$3,312,952

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
(in thousands, except per share amounts)	2010	2009	2008

Revenues
Net premiums earned	$1,292,669	$854,711	$314,551
Ceding commission revenue	38,068	43,937	79,162
Insurance services revenue	2,169	5,123	68,156
Policy billing fees	6,255	2,965	2,347
Net investment income	106,090	74,866	34,568
Net realized investment gains (losses):
Other-than-temporary impairments	(16,100)	(44,210)	(22,651)
Portion of loss recognized in other comprehensive income	11,909	20,722	—
Other net realized investment gains	17,674	24,989	8,297

Total net realized investment gains (losses)	13,483	1,501	(14,354)

Total revenues	1,458,734	983,103	484,430
Expenses
Loss and loss adjustment expenses	784,023	475,497	162,739
Direct and ceding commission expense	267,209	204,565	132,445
Other operating expenses	195,751	129,846	91,491
Acquisition-related transaction costs	2,369	14,038	—
Interest expense	24,594	18,122	8,449

Total expenses	1,273,946	842,068	395,124
Other income (expense)
Equity in income (loss) of unconsolidated affiliate	—	(777)	269
Gain on investment in acquired unconsolidated affiliate	—	7,388	—
Gain on bargain purchase	—	13,186	—
Other	(466)	—	—

Income before income taxes	184,322	160,832	89,575
Income tax expense	62,400	51,502	32,102

Net income	$121,922	$109,330	$57,473
Less: Net income attributable to Reciprocal Exchanges	3,971	—	—

Net income attributable to Tower Group, Inc.	$117,951	$109,330	$57,473

Net income	$121,922	$109,330	$57,473
Cumulative effect of adjustment resulting from adoption of new accounting guidance	—	(2,497)	—
Gross unrealized investment holding gains (losses) arising during periods	34,869	108,879	(56,098)
Gross unrealized gain on interest rate swaps	3,223	—	—
Equity in net unrealized gains on investment in unconsolidated affiliate’s investment portfolio	—	3,124	(3,142)
Less: Reclassification adjustment for (gains) losses included in net income	(13,483)	(1,501)	14,354
Income tax benefit (expense) related to items of other comprehensive income	(8,613)	(37,700)	15,710

Comprehensive income	$137,918	$179,635	$28,297
Less: Comprehensive income attributable to Reciprocal Exchanges	1,665	—	—

Comprehensive income attributable to Tower Group, Inc.	136,253	179,635	28,297

Earnings per share attributable to Tower Group, Inc. stockholders:
Basic	$2.71	$2.78	$2.47
Diluted	$2.70	$2.76	$2.45

Weighted average common shares outstanding:
Basic	43,462	39,363	23,291
Diluted	43,648	39,581	23,485

Dividends declared and paid per common share	$0.39	$0.26	$0.20

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated		Noncontrolling
					Other		Interests -	Total
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Reciprocal	Stockholders’
(in thousands)	Shares	Amount	Stock	Capital	Income (loss)	Earnings	Exchanges	Equity

Balance at December 31, 2007	23,225	$232	$(493)	$205,435	$(8,322)	$112,535	$—	$309,387
Dividends declared						(4,608)		(4,608)
Stock based compensation	183	2	(592)	2,634				2,044
Warrant exercise	—	—	59	25	—	—	—	84
Net income	—	—	—	—	—	57,473	—	57,473
Net unrealized depreciation on securities available for sale, net of income tax	—	—	—	—	(29,176)	—	—	(29,176)

Balance at December 31, 2008	23,408	$234	$(1,026)	$208,094	$(37,498)	$165,400	$—	$335,204

Cumulative effect of adjustment resulting from adoption of new accounting guidance, net of income tax	—	—	—	—	(1,623)	1,623	—	—
Dividends declared	—	—	—	—	—	(10,740)	—	(10,740)
Stock based compensation	346	3	(1,059)	6,664	—	—	—	5,608
Issuance of common stock	21,338	214	—	527,292	—	—	—	527,506
Fair value of outstanding CastlePoint and SUA stock options	—	—	—	9,918	—	—	—	9,918
Warrant exercise	—	—	90	(90)	—	—	—	—
Net income	—	—	—	—	—	109,330	—	109,330
Net unrealized appreciation on securities available for sale, net of income tax	—	—	—	—	73,675	—	—	73,675

Balance at December 31, 2009	45,092	$451	$(1,995)	$751,878	$34,554	$265,613	$—	$1,050,501

Dividends declared	—	—	—	—	—	(16,551)	—	(16,551)
Stock based compensation	650	6	(1,750)	10,276	—	—	—	8,532
Repurchase of common stock	—	—	(88,034)	—	—	—	—	(88,034)
Reciprocal Exchanges’ equity on July 1, 2010, date of consolidation	—	—	—	—	—	—	25,851	25,851
Equity component of convertible senior notes issuance, net of income tax and issue costs	—	—	—	7,055	—	—	—	7,055
Convertible senior notes hedge transactions, net of income tax and issue costs	—	—	—	(9,945)	—	—	—	(9,945)
Warrants issued related to convertible senior notes issuance	—	—	—	3,800	—	—	—	3,800
Unrealized gain on interest rate swaps, net of income tax	—	—	—	—	2,113	—	—	2,113
Net income	—	—	—	—	—	117,951	3,971	121,922
Net unrealized appreciation on securities available for sale, net of income tax	—	—	—	—	12,217	—	1,665	13,882

Balance at December 31, 2010	45,742	$457	$(91,779)	$763,064	$48,883	$367,013	$31,487	$1,119,125

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2010	2009	2008

Cash flows provided by (used in) operating activities:
Net income	$121,922	$109,330	$57,473
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain on investment in acquired unconsolidated affiliate	—	(7,388)	—
Gain on bargain purchase	—	(13,186)	—
Acquisition-related transaction costs	2,369	14,038	—
(Gain) loss on sale of investments	(17,674)	(24,989)	(8,297)
Other-than-temporary-impairment loss on investments	4,191	23,488	22,651
Depreciation and amortization	21,634	19,344	11,718
Amortization of bond premium or discount	3,106	100	1,067
Amortization of restricted stock	8,694	5,608	2,480
Deferred income taxes	73,588	5,089	(4,201)
Excess tax benefits from share-based payment arrangements	1,302	(191)	(175)
(Increase) decrease in assets:
Investment income receivable	(3,290)	(5,785)	(426)
Premiums receivable	12,484	164,382	(64,043)
Reinsurance recoverable	(30,621)	147,547	(64,778)
Prepaid reinsurance premiums	45,024	89,571	(28,816)
Deferred acquisition costs, net	(31,379)	(26,758)	(13,809)
Federal and state income taxes recoverable/payable, net	(39,629)	(2,502)	(5,493)
Other assets	(29,843)	9,424	3,829
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	76,166	(94,258)	33,808
Unearned premium	(23,269)	(54,390)	56,073
Reinsurance balances payable	(60,014)	(103,575)	75,859
Funds held under reinsurance agreements	79,416	(21,628)	(17,624)
Other liabilities	(44,154)	(18,560)	4,438

Net cash flows provided by operations	170,023	214,711	61,734

Cash flows provided by (used in) investing activities:
Net cash (used in) acquired from acquisitions	(171,907)	226,729	—
Purchase of fixed assets	(36,905)	(26,299)	(17,210)
Purchase — fixed-maturity securities	(2,024,965)	(1,244,713)	(336,465)
Purchase — equity securities	(96,439)	(85,777)	(7,175)
Short-term investments, net	561,827	(31,766)	—
Sale or maturity — fixed-maturity securities	1,427,528	936,028	355,966
Sale — equity securities	80,746	50,582	6,511

Net cash flows provided by (used in) investing activities	(260,115)	(175,216)	1,627

Cash flows provided by (used in) financing activities:
Proceeds from credit facility borrowings	56,000	—	—
Repayment of credit facility borrowings	(56,000)	—	—
Proceeds from convertible senior notes	145,634	—	—
Payments for convertible senior notes hedge	(15,300)	—	—
Proceeds from issuance of warrants	3,800	—	—
Exercise of stock options and warrants	1,589	741	179
Excess tax benefits from share-based payment arrangements	(1,302)	191	175
Treasury stock acquired-net employee share-based compensation	(1,749)	(1,058)	(533)
Repurchase of Common Stock	(88,034)	—	—
Dividends paid	(16,551)	(10,740)	(4,608)

Net cash flows provided by (used in) financing activities	28,087	(10,866)	(4,787)

Increase (decrease) in cash and cash equivalents	(62,005)	28,629	58,574
Cash and cash equivalents, beginning of period	164,882	136,253	77,679

Cash and cash equivalents, end of period	$102,877	$164,882	$136,253

	Year Ended December 31,
($ in thousands)	2010	2009	2008

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$29,000	$61,521	$27,110
Cash paid for interest	19,834	18,053	7,882
Schedule of non-cash investing and financing activities:
Issuance of common stock in acquisition of CastlePoint	$—	$527,505	$—
Value of CastlePoint stock options at date of acquisition	—	9,918	—

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Notes to Consolidated Financial Statements
Note 1—Nature of Business
Tower Group, Inc. (the “Company” or “Tower”) offers a broad range of commercial, personal and specialty property and casualty insurance products and services through its subsidiaries to businesses in various industries and to individuals. The Company’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “TWGP”.
On July 1, 2010, the Company completed its acquisition of the Personal Lines Division of OneBeacon Insurance Group, Ltd. (“OBPL”). Subsequent to this acquisition, the Company changed the presentation of its business results, beginning July 1, 2010, by allocating the personal insurance business previously reported in the Brokerage Insurance segment along with the newly acquired OBPL business to a new Personal Insurance segment and merged the commercial business previously reported in the Brokerage Insurance and Specialty Business segments in a new Commercial Insurance segment. The Company’s Insurance Services segment will also include fees earned by the management companies acquired as a part of the OBPL transaction. This change in presentation reflects the way management organizes the Company for making operating decisions and assessing profitability subsequent to the OBPL acquisition. This will result in the reporting of three operating segments. The prior period segment disclosures have been restated to conform to the current presentation.
As a result of the changes described above, the Company now operates three business segments: Commercial Insurance, Personal Insurance and Insurance Services:
•	Commercial Insurance (“Commercial”) Segment offers a broad range of commercial lines property and casualty insurance products to small to mid-sized businesses distributed through a network of retail and wholesale agents on both an admitted and non-admitted basis. This segment also includes reinsurance solutions provided primarily to small insurance companies;
•	Personal Insurance (“Personal”) Segment offers a broad range of personal lines property and casualty insurance products to individuals distributed through a network of retail and wholesale agents; and
•	Insurance Services (“Services”) Segment provides underwriting, claims and reinsurance brokerage services to insurance companies.
Note 2—Accounting Policies and Basis of Presentation
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Tower and its insurance subsidiaries: Tower Insurance Company of New York (“TICNY”), Tower National Insurance Company (“TNIC”), Preserver Insurance Company (“PIC”), North East Insurance Company (“NEIC”), Mountain Valley Indemnity Company (“MVIC”), CastlePoint Insurance Company (“CPIC”), CastlePoint Reinsurance Company, Ltd. (“CastlePoint Re”), CastlePoint Florida Insurance Company (“CPFL”), Hermitage Insurance Company (“HIC”), Kodiak Insurance Company (“KIC”), SUA Insurance Company (“SUA”) (renamed CastlePoint National Insurance Company (“CPNIC”)), Massachusetts Homeland Insurance Company (“MHIC”) and York Insurance Company of Maine (“York”) (collectively the “Insurance Subsidiaries”); its managing general agencies: Tower Risk Management Corp. (“TRM”), CastlePoint Management Corp. (“CPM”) and AequiCap CP Services Group, Inc. (renamed CastlePoint Risk Management of Florida, Inc. (“CPRMFL”)); and its management companies: Adirondack AIF, LLC (“ADAIF”) and New Jersey Skylands Management Company LLC (“NJSM”). The Company also consolidates Preserver Group, Inc. (“PGI”), CastlePoint Bermuda Holdings (“CBH”) and HIG, Inc. (“Hermitage”) which are intermediate holding companies. The consolidated financial statements include the accounts of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer and its wholly owned insurance subsidiary, New Jersey Skylands Insurance Company (together, the “Reciprocal Exchanges”). The Company does not own the Reciprocal Exchanges but manages them through ADAIF and NJSM.
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

Tower Group, Inc.
Notes to Consolidated Financial Statements
Reclassifications
Certain reclassifications have been made to prior years’ financial information to conform to the current year presentation. As disclosed in “Note 1 — Nature of Business”, the Company has restated its segments for prior years to be consistent with the presentation in 2010.
Net Premiums Earned
Insurance policies issued or reinsured by the Company are short-duration contracts. Accordingly, premium revenue, including direct business and reinsurance assumed, net of business ceded to reinsurers, is recognized on a pro-rata basis over the terms of the underlying policies. Unearned premiums represent premium applicable to the unexpired risk of in-force insurance contracts at each balance sheet date. Prepaid reinsurance premiums represent the unexpired portion of reinsurance premiums on risks ceded and are earned consistent with premiums.
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
Insurance Services Revenue
Direct commission revenue from the Company’s managing general underwriting services is recognized and earned as insurance policies are placed with the issuing companies of TRM, CPM, and CPRMFL. Fees relating to the provision of reinsurance intermediary services are earned when the Company’s Insurance Subsidiaries or the issuing companies of TRM, CPM, and CPRMFL cede premiums to reinsurers. Claims administration fees and other administration revenues are earned as services are performed. Management fees earned by the management companies, ADAIF and NJSM, for services provided to the Reciprocal Exchanges are reported as management fee income within the segment but are eliminated in consolidation.
Policy Billing Fees
Policy billing fees are earned on a pro-rata basis over the terms of the underlying policies. These fees include installment and other fees related to billing and collections.
Loss and Loss Adjustment Expenses (“LAE”)
The liability for loss and LAE represents management’s best estimate of the ultimate cost and expense of all reported and unreported losses that are unpaid as of the balance sheet date and the fair value adjustments related to the acquisitions of CastlePoint, Hermitage, SUA and OBPL. The liability for loss and LAE is recorded net of a tabular reserve discount for workers’ compensation and excess workers’ compensation claims in the amount of $3.7 million and $4.5 million at December 31, 2010 and 2009, respectively. The 2010 discount relates to $300 million total reserves for workers’ compensation. The gross undiscounted amount of these reserves was $166.8 million at December 31, 2009. The projection of future claims payments and reporting is based on an analysis of the Company’s historical experience, supplemented by analyses of industry loss data. Management believes that the liability for loss and LAE is adequate to cover the ultimate cost of losses and claims to date; however, because of the uncertainty from various sources, including changes in reporting patterns, claims settlement patterns, judicial decisions, legislation, and economic conditions, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. As adjustments to these estimates become necessary, such adjustments are reflected in expense for the period in which the estimates are changed. Because of the nature of the business historically written, the Company’s management believes that the Company has limited exposure to environmental claim liabilities.
Tower estimates reserves separately for losses, allocated loss adjustment expenses, and unallocated loss adjustment expenses. Allocated loss adjustment expenses (“ALAE”) refers to costs of attorneys as well as miscellaneous costs such as investigators, witness fees and court costs attributable to specific claims that generally are in various stages of litigation. Unallocated loss adjustment expenses (“ULAE”) refers to costs for administering claims that are not related to attorney fees and miscellaneous costs associated with litigated claims. Tower estimates the ALAE liability separately for claims that are defended by in-house

Tower Group, Inc.
Notes to Consolidated Financial Statements
attorneys, claims that are handled by other attorneys that are not employees, and miscellaneous ALAE costs such as witness fees and court costs. Similarly, Tower estimates the ULAE liability separately for claims which are handled internally by our employees and for claims which are handled by third party administrators.
The Company determines a fixed fee per in-house litigated claim for ALAE stemming from defense by in-house attorneys and allocates to each of these litigated claims 50% of this fixed fee when litigation on a particular claim begins and 50% of the fee when the litigation is closed. The fee is determined actuarially based upon the projected number of litigated claims and expected closing patterns at the beginning of each year as well as the projected budget for the Company’s in-house attorneys, and these amounts are subject to adjustment each quarter based upon actual experience.
The Company determines a standard cost per claim for ULAE for each line of business that represents the ultimate average cost to administer that claim. 50% of this standard cost is recorded as paid ULAE when a claim is opened, and 50% of this standard cost is recorded as paid ULAE when a claim is closed. The standard costs are determined actuarially and subject to adjustment each quarter. Calendar period costs for the claims function is recorded as paid ULAE each quarter.
Reinsurance
The Company uses reinsurance to limit its exposure to certain risks. Management has evaluated its reinsurance arrangements and determined that significant insurance risk is transferred to the reinsurers. Reinsurance agreements have been determined to be short-duration prospective contracts and, accordingly, the costs of reinsurance are recognized over the life of the contracts in a manner consistent with the earning of premiums on the underlying policies subject to the reinsurance contract.
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
Management estimates uncollectible amounts receivable from reinsurers based on an assessment of a number of factors. The Company recorded no allowance for uncollectible reinsurance at December 31, 2010 or 2009. The Company did not write-off balances from reinsurers during the three year period ended December 31, 2010.
Cash and Cash Equivalents
Cash consists of cash in banks, generally in operating accounts. The Company maintains its cash balances at several financial institutions. Management monitors balances and believes they do not represent a significant credit risk to the Company.
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
Fair value for fixed-maturity securities and equity securities is primarily based on quoted market prices or a matrix pricing using observable inputs, with limited exceptions as discussed in “Note 6 — Fair Value Measurements”. Changes in unrealized gains and losses, net of tax effects, are reported as a separate component of other comprehensive income while cumulative unrealized gains and losses are reported net of tax effects within accumulated other comprehensive income in stockholders’ equity. Realized gains and losses are determined on the specific identification method. Investment income is recorded when earned and includes the amortization of premium and discount on investments.
The Company, along with its outside portfolio managers, regularly reviews its fixed-maturity and equity security portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, management considers, among other criteria: (i) the overall financial condition of the issuer, (ii) the current fair value compared to amortized cost or cost, as appropriate; (iii) the length of time the security’s fair value has been below amortized cost or cost; (iv) specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments; (v) whether management intends to sell the security

Tower Group, Inc.
Notes to Consolidated Financial Statements
and, if not, whether it is not more likely than not that the Company will be required to sell the security before recovery of its cost or amortized cost basis; (vi) specific cash flow estimations for fixed-maturity securities and (vii) current economic conditions. If an other-than-temporary-impairment (“OTTI”) loss is determined for a fixed-maturity security (and management does not intend to sell the security or it is not more likely than not that the Company will be required to sell the security), the credit portion is recorded in the statement of income as net realized losses on investments and the non-credit portion is recorded in accumulated other comprehensive income. The credit portion results in a permanent reduction of the cost basis of the underlying investment. OTTI losses on fixed-maturity securities management has the intent to sell or it is more likely than not that the Company will be required to sell and on equity securities are reported in realized losses for the entire impairment.
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
The Company primarily uses outside pricing services to assist in determining fair values. For investments in active markets, the Company uses the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices are unavailable, the pricing services utilize fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs.
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
Premiums Receivable
Premiums receivable represent amounts due from insureds and reinsureds for insurance coverage and are presented net of an allowance for doubtful accounts of $2.1 million and $1.3 million at December 31, 2010 and 2009, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible agent’s premiums receivable of $1.8 million, $0.9 million and $0.4 million were written off in 2010, 2009 and 2008, respectively.
Deferred Acquisition Costs
Acquisition costs represent the costs of writing business that vary with, and are primarily related to, the production of insurance business (principally commissions, premium taxes and certain underwriting costs). Policy acquisition costs are deferred and recognized as expense as related premiums are earned. Deferred acquisition costs (“DAC”) presented in the balance sheet are net of deferred ceding commission revenue. The value of business acquired (“VOBA”) is an intangible asset relating to the estimated fair value of the unexpired insurance policies acquired in a business combination. VOBA is determined at the time of a business combination and is reported on the consolidated balance sheet with DAC and is amortized in proportion to the timing of the estimated underwriting profit associated with the in force policies acquired. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable. See “Note 8 — Deferred Acquisition Costs” for additional information regarding deferred acquisition costs.
Goodwill and Intangible Assets
In business combinations, including the acquisition of a group of assets, the Company allocates the purchase price to the net tangible and intangible assets acquired based on their relative fair values. Any portion of the purchase price in excess of this amount results in goodwill. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life and goodwill are not amortized and are subject to annual impairment testing. The Company conducted the required annual goodwill and intangible asset impairment testing as of September 30 for 2010. Additionally, identifiable intangible assets and goodwill are

Tower Group, Inc.
Notes to Consolidated Financial Statements
tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. No impairment losses were recognized in 2010, 2009 or 2008.
Fixed Assets
Furniture, leasehold improvements, computer equipment, and software, including internally developed software, are reported at cost less accumulated depreciation and amortization. Gross fixed assets were $174.4 million and $113.4 million as of December 31, 2010 and 2009, respectively. Accumulated depreciation and amortization of $86.0 million and $47.0 million were recorded as of December 31, 2010 and 2009, respectively. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. The Company estimates the useful life for computer equipment to be three years, computer software, three to seven years, furniture and other equipment seven years and leasehold improvements is the term of the lease. Depreciation and amortization expense of $15.0 million, $13.3 million and $10.5 million were recorded for the years ended December 31, 2010, 2009 and 2008, respectively. Fixed assets are recorded in Other Assets on the balance sheet.
Variable Interest Entities
The Company consolidates the Reciprocal Exchanges as it has determined that these are variable interest entities and that the Company is the primary beneficiary. See “Note 4 — Variable Interest Entities” for more details.
Income Taxes
Pursuant to a written tax agreement (the “Tax Sharing Agreement”), each of the entities in the group is required to make payments to Tower for federal income tax imposed on its taxable income in a manner consistent with filing a separate federal income tax return (but subject to certain limitations that are applied to the Tower consolidated group as a whole). The Reciprocal Exchanges are not subject to the Tax Sharing Agreement but file separate tax returns annually.
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
Treasury Stock
The Company accounts for the treasury stock at the repurchase price as a reduction to stockholders’ equity as it does not currently intend to retire the treasury stock held at December 31, 2010.
Stock-based Compensation
The Company accounts for restricted stock shares and options awarded at fair value at the date awarded and compensation expense is recorded over the requisite service period that has not been rendered. The Company amortizes awards with graded vesting on a straight-line basis over the requisite service period.
Assessments
Insurance related assessments are accrued in the period in which they have been incurred. The Company is subject to a variety of assessments. Among such assessments are state guaranty funds and workers’ compensation second injury funds. State guaranty fund assessments are used by state insurance oversight boards to cover losses of policyholders of insolvent insurance companies and for the operating expenses of such agencies. The Company uses estimates derived from state regulators and/or NAIC Tax and Assessments Guidelines.
Earnings per Share
The Company measures earnings per share at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing net income attributable to Tower common stockholders by the weighted average number of common shares outstanding during the year. This weighted average number of shares includes unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents whether paid or unpaid (“participating securities”). Diluted

Tower Group, Inc.
Notes to Consolidated Financial Statements
earnings per share is calculated by dividing income net income attributable to Tower common stockholders by the weighted average number of common shares outstanding during the year, as adjusted for the potentially dilutive effects of stock options, warrants, unvested restricted stock and/or preferred stock that are not participating securities, unless such items are not dilutive.
Concentration and Credit Risk
Financial instruments that potentially subject the Company to concentration and credit risk are primarily cash and cash equivalents, investments, interest rate swaps and accounts receivable. Investments are diversified through many industries and geographic regions through the use of money managers who employ different investment strategies. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. The interest rate swap contracts contain credit support annex agreements with collateral posting provisions which reduces counterparty non-performance risk. The premiums receivable balances are generally diversified due to the number of entities comprising the Company’s distribution force and its customer base, which is largely concentrated in the Northeast (primarily New York), Florida, Texas and California. To reduce credit risk, the Company performs ongoing evaluations of its distribution force’s and customers’ financial condition. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers and, in certain cases, requires collateral from its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Management’s policy is to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.
Our largest agent accounted for 12%, 4% and 7%, respectively, of the Insurance Subsidiaries and TRM’s premiums receivable balances at December 31, 2010, 2009 and 2008. Our largest agent accounted for 4%, 10% and 10% of the Insurance Subsidiaries’ direct premiums written and TRM’s premiums produced in 2010, 2009 and 2008, respectively.
Statutory Accounting Principles
The Company’s Insurance Subsidiaries are required to prepare statutory basis financial statements in accordance with practices prescribed or permitted by the state or country in which they are domiciled. See “Note 18 — Statutory Financial Information and Accounting Policies” for more details.
Accounting Pronouncements
Accounting guidance adopted in 2010
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires more information about transfers of financial assets, including securitization transactions, where entities have continuing exposure to the risks related to the transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The new guidance enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. The Company adopted this new guidance on January 1, 2010, with no material effects on its financial statements as of December 31, 2010.
In June 2009, the FASB issued new guidance which concerns the consolidation of variable interest entities and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly affect the other entity’s economic performance. The new guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company adopted this new guidance on January 1, 2010, with no material effects as of the date of adoption. As disclosed in “Note 4 — Variable Interest Entities (“VIEs”)”, the Company has determined that the Reciprocal Exchanges managed by the management companies acquired in the OBPL transaction qualify as VIEs and that the Company is their primary beneficiary. Accordingly, the Company has consolidated these VIEs in its financial statements as of July 1, 2010, the closing date of the OBPL transaction.
In January 2010, the FASB issued new guidance that requires additional disclosure of the fair value of assets and liabilities. This guidance requires additional disclosures to be made about significant transfers in and out of Levels 1 and 2 of the fair value

Tower Group, Inc.
Notes to Consolidated Financial Statements
hierarchy within GAAP. The Company adopted this guidance on January 1, 2010, with the required disclosure included in “Note 6 — Fair Value Measurements”.
In July 2010, the FASB issued new guidance concerning the credit quality of financing receivables and the allowance for credit losses. This guidance requires additional disclosures about the credit quality of financing receivables, which include reinsurance recoverables. The additional disclosures cover credit quality indicators, past due information and modifications of its financing receivables. These disclosures must be disaggregated by portfolio segment or class based on how a company develops its allowance for credit losses and how it manages its credit exposure. The required disclosures are included in “Note 9 — Reinsurance”.
In December 2010, the FASB issued new guidance on disclosure requirements for business combinations. This guidance requires disclosure of revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Additionally, this guidance requires a description of the nature and amount of material non-recurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The Company early adopted this guidance as of January 1, 2010. The disclosures in “Note 3 — Acquisitions” have been conformed to this new guidance.
Accounting guidance not yet effective
Guidance issued by the FASB in January 2010 requires additional disclosure about the gross activity within Level 3 of the fair value hierarchy within GAAP as opposed to the net disclosure currently required. This disclosure will be effective for annual and interim periods beginning after December 15, 2010. As this guidance relates to disclosure rather than measurement of assets and liabilities, there will be no effect on the financial results or position of the Company. The Company will comply with this disclosure requirement when it becomes effective.
In October 2010, the FASB issued new guidance concerning the accounting for costs associated with acquiring or renewing insurance contracts. This guidance generally follows the model of that for loan origination costs. Under the new guidance, only direct incremental costs associated with successful insurance contract acquisitions or renewals would be deferrable. The guidance also states that advertising costs and indirect costs should be expensed as incurred. Although this guidance states that certain advertising costs that meet current accounting guidance could be deferred and treated as deferred acquisition costs (“DAC”), the Company does not currently record any advertising costs in DAC. The following categories of acquisitions costs are included within the December 31, 2010 caption “Deferred acquisition costs, net”:

($ in millions)	2010

Commissions	$140.9
Taxes and assessments	27.9
Other deferred acquisition expenses	93.9
Deferred ceding commission revenue	(19.9)

Net deferred acquisition costs	$242.8

This guidance will be effective for fiscal years beginning after December 15, 2011 with earlier adoption permitted as of the first day of a company’s fiscal year. The Company expects to early adopt this guidance retrospectively as of January 1, 2011 and believes the reduction to deferred acquisition costs will range from $71.0 million to $75.0 million and the reduction to stockholders’ equity could range from $46.2 million to $48.8 million as of December 31, 2010.
Note 3—Acquisitions
Acquisition of the Renewal Rights of AequiCap Program Administrators Inc. (“AequiCap”)
On November 2, 2010, Tower acquired the renewal rights to the commercial automobile liability and physical damage business of AequiCap for $12 million (“AequiCap II”). The business subject to the agreement covers both trucking and taxi risks that are consistent with Tower’s current underwriting guidelines. Most of the employees of AequiCap II involved in the servicing of this commercial liability and physical damage business became employees of the Company. The acquisition was accounted for as a business combination under GAAP. The distribution network was the only identifiable asset acquired and had a fair value of $11.3 million determined using Level 3 inputs. No liabilities were assumed. $0.7 million of goodwill was recorded as a result of this transaction.

Tower Group, Inc.
Notes to Consolidated Financial Statements
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
Under the terms of the Agreement, the Company acquired Massachusetts Homeland Insurance Company (“MHIC”), York Insurance Company of Maine (“York”) and two management companies (collectively the “Stock Companies”). The management companies are the attorneys-in-fact for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together, the “Reciprocal Exchanges”). Tower purchased $102 million principal of surplus notes issued by the Reciprocal Exchanges (the “surplus notes”). In addition, Tower also reinsured the personal lines business written by other subsidiaries of OneBeacon not acquired by Tower. The total consideration paid for OBPL was $167 million.
Effective July 1, 2010, Tower entered into transition service agreements with OneBeacon whereby OneBeacon will provide certain information technology and operational support to Tower until such time that these processes are migrated to Tower. Expenses incurred under such transition service agreements were $13.3 million for the year ended December 31, 2010.
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
The following presents assets acquired and liabilities assumed from the OBPL acquisition, including the assets and liabilities of the Reciprocal Exchanges, based on their fair values and the fair value hierarchy level under GAAP as of July 1, 2010. See “Note 4 — Variable Interest Entities (“VIEs”)” for a description of accounting for the Reciprocal Exchanges.

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

The Company incurred $1.6 million of transaction costs, including legal, accounting, investment advisory and other costs directly related to the acquisition, which were expensed in the year ended December 31, 2010.
All goodwill associated with the OBPL acquisition has been allocated to the Personal Insurance segment.
From July 1, 2010, the date of acquisition, through December 31, 2010, OBPL contributed revenue and earnings to the Company from its acquisition date as follows:

($ in thousands)

Total revenue	$201,741
Net income	40,536

Acquisition of Specialty Underwriters’ Alliance, Inc. (“SUA”)
SUA, a specialty property and casualty insurance company, was acquired in 2009 for $106.7 million. The acquisition strengthened Tower’s regional presence in the Midwest.
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
The following table presents the fair value of assets acquired and liabilities assumed with the acquisition of SUA and the fair value hierarchy level under GAAP as of November 13, 2009, the closing date of the acquisition:

Tower Group, Inc.
Notes to Consolidated Financial Statements

($ in thousands)	Level 1	Level 2	Level 3	Total

Assets
Investments	$4,734	$241,515	$—	$246,249
Cash and cash equivalents	54,377	—	—	54,377
Receivables	—	—	62,039	62,039
Prepaid reinsurance premiums	—	—	1,930	1,930
Reinsurance recoverable	—	—	73,888	73,888
Deferred acquisition costs/VOBA	—	—	17,149	17,149
Deferred income taxes	—	—	11,450	11,450
Intangibles	—	—	11,930	11,930
Other assets	—	—	21,133	21,133
Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	—	—	(252,905)	(252,905)
Unearned premium	—	—	(98,577)	(98,577)
Other liabilities	—	—	(28,814)	(28,814)

Net assets acquired				$119,849

Total purchase consideration				106,663

Gain on bargain purchase				$(13,186)

The Company began consolidating the financial results of SUA as of the date of acquisition. As the fair value of net assets acquired was in excess of the total purchase consideration, the gain on bargain purchase of $13.2 million shown in the schedule above has been recognized in other income for the year ended December 31, 2009.
Acquisition of the Workers’ Compensation Renewal Rights of AequiCap
On October 14, 2009, the acquisition of the renewal rights to the workers’ compensation business of AequiCap was completed (“AequiCap I”). These renewal rights were purchased for $5.5 million in cash. The acquired business primarily consists of small, low to moderate hazard workers’ compensation policies in Florida. Most of the employees of AequiCap I involved in the servicing of the workers’ compensation business became employees of the Company. The acquisition of this business strengthened the regional presence in the Southeast.
The acquisition was accounted for using the purchase method in accordance with recently issued GAAP guidance on business combinations. Under the terms of the Agreement, the Company acquired AequiCap I for $5.5 million in cash. The distribution network was the only identifiable intangible asset acquired. The fair value the distribution network was $5.3 million and the fair value of other assets acquired was $0.1 million resulting in $0.1 million of goodwill.
Acquisition of HIG, Inc. (“Hermitage”)
Hermitage, a property and casualty insurance holding company, was acquired in 2009 for $130.1 million in cash. This transaction further expanded the wholesale distribution system nationally and established a network of retail agents in the Southeast.
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
The following table presents assets acquired and liabilities assumed with the acquisition of Hermitage, based on their fair values and the fair value hierarchy level under GAAP as of February 27, 2009, the closing date of this acquisition:

Tower Group, Inc.
Notes to Consolidated Financial Statements

($ in thousands)	Level 1	Level 2	Level 3	Total

Assets
Investments	$151	$101,296	$—	$101,447
Cash and cash equivalents	88,167	—	—	88,167
Receivables	—	—	11,761	11,761
Prepaid reinsurance premiums	—	—	7,329	7,329
Reinsurance recoverable	—	—	16,460	16,460
Deferred acquisition costs/VOBA	—	—	11,319	11,319
Deferred income taxes	—	—	6,423	6,423
Intangibles	—	—	9,760	9,760
Other assets	—	—	2,077	2,077
Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	—	—	(101,297)	(101,297)
Unearned premium	—	—	(45,485)	(45,485)
Other liabilities	—	—	(13,166)	(13,166)

Net assets acquired				94,795

Purchase consideration				130,115

Goodwill				$35,320

Acquisition of CastlePoint Holding, Ltd. (“CastlePoint”)
CastlePoint, a Bermuda exempted corporation, was acquired in 2009. The consideration for this acquisition was $491.4 million consisting of 16.9 million shares of Tower common stock with an aggregate value of $421.7 million, $4.4 million related to the fair value of unexercised warrants, and $65.3 million of cash. The Company issued 1.1 million employee stock options to replace the CastlePoint employee and director stock options as of the acquisition date. The value of the Company’s stock options attributed to the services rendered by the CastlePoint employees as of the acquisition date totaled $9.1 million and was included in the purchase consideration. This transaction has expanded and diversified revenues by accessing CastlePoint’s programs and risk sharing businesses.
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

Tower Group, Inc.
Notes to Consolidated Financial Statements
as of the close of the acquisition, with the amounts exceeding the fair value recorded as goodwill. The goodwill consists largely of the synergies and economies of scale expected from combining the operations of the Company and CastlePoint.
The following presents assets acquired and liabilities assumed with the acquisition of CastlePoint, based on their fair values and the fair value hierarchy level under GAAP as of February 5, 2009, the closing date of this acquisition:

($ in thousands)	Level 1	Level 2	Level 3	Total

Assets
Investments	$868	$484,937	$229	$486,034
Cash and cash equivalents	307,632	—	—	307,632
Receivables	—	—	211,464	211,464
Prepaid reinsurance premiums	—	—	23,424	23,424
Reinsurance recoverable	—	—	8,249	8,249
Deferred acquisition costs / VOBA	—	—	68,231	68,231
Deferred income taxes	—	—	21,373	21,373
Intangibles	—	—	9,100	9,100
Other assets	—	—	7,448	7,448
Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	—	—	(291,076)	(291,076)
Unearned premium	—	—	(242,365)	(242,365)
Other liabilities	—	—	(130,623)	(130,623)
Subordinated debt	—	—	(134,022)	(134,022)

Net assets acquired				$344,869

Purchase consideration				535,177

Goodwill				$190,308

Pro Forma Results of Operations
Selected unaudited pro forma results of operations, assuming the OBPL, SUA, AequiCap I, AequiCap II, Hermitage and CastlePoint acquisitions had occurred as of January 1, 2009 are set forth below:

	Year Ended December 31,
($ in thousands)	2010	2009

Total revenue	$1,660,475	$1,644,716
Net income	162,458	126,401

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
The Reciprocal Exchanges were originally capitalized by issuing surplus notes. The obligation to repay principal on the surplus notes is subordinated to all other liabilities including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on the surplus notes are repayable only with regulatory approval. New Jersey Skylands Insurance Association was capitalized with a $31.3 million surplus note issued in 2002. Adirondack Insurance Exchange was capitalized with a $70.7 million surplus note issued in 2006. As discussed in “Note 3 — Acquisitions” above, on July 1, 2010, the Company completed the acquisition of OBPL and acquired the surplus notes of the Reciprocal Exchanges. The Company has no ownership interest in the Reciprocal Exchanges.
The Company determined that each of the Reciprocal Exchanges qualifies as a VIE and that the Company is the primary beneficiary as it has both the power to direct the activities of the Reciprocal Exchanges that most significantly impact their

Tower Group, Inc.
Notes to Consolidated Financial Statements
economic performance and the obligation to absorb losses or receive benefits from the management services provided to the Reciprocal Exchanges. Accordingly, the Company consolidates these Reciprocal Exchanges and eliminates all intercompany balances and transactions with Tower.
For the year ended December 31, 2010, the Reciprocal Exchanges recognized total revenues and total expenses of $101.0 million and $95.3 million, respectively, and had net income of $4.0 million.
Note 5—Investments
The cost or amortized cost and fair value of the Company’s invested assets, gross unrealized gains and losses, and other-than-temporary impairment losses as of December 31, 2010 and December 31, 2009 are summarized as follows:

	Cost or	Gross	Gross		Unrealized
	Amortized	Unrealized	Unrealized	Fair	OTTI
($ in thousands)	Cost	Gains	Losses	Value	Losses (1)

December 31, 2010
U.S. Treasury securities	$177,060	$1,258	$(64)	$178,254	$—
U.S. Agency securities	26,504	758	(34)	27,228	—
Municipal bonds	544,019	14,357	(4,670)	553,706	—
Corporate and other bonds
Finance	260,843	13,912	(618)	274,137	—
Industrial	535,187	19,151	(3,535)	550,803	—
Utilities	56,257	2,996	(623)	58,630	—
Commercial mortgage-backed securities	243,593	27,247	(1,550)	269,290	(1,065)
Residential mortgage-backed securities
Agency backed securities	364,622	4,155	(2,750)	366,027	—
Non-agency backed securities	88,986	6,263	(671)	94,578	(498)
Asset-backed securities	10,093	—	(135)	9,958	—

Total fixed-maturity securities	2,307,164	90,097	(14,650)	2,382,611	(1,563)
Preferred stocks, principally financial sector	36,489	2,034	(268)	38,255	—
Common stocks	54,729	453	(3,120)	52,062	—
Short-term investments	1,560	—	—	1,560	—

Total, December 31, 2010	$2,399,942	$92,584	$(18,038)	$2,474,488	$(1,563)

Tower	$2,061,448	$87,879	$(15,893)	$2,133,434	$(1,563)
Reciprocal Exchanges	338,494	4,705	(2,145)	341,054	—

Total, December 31, 2010	$2,399,942	$92,584	$(18,038)	$2,474,488	$(1,563)

December 31, 2009
U.S. Treasury securities	$73,281	$235	$(225)	$73,291	$—
U.S. Agency securities	40,063	134	(214)	39,983	—
Municipal bonds	508,204	18,241	(730)	525,715	—
Corporate and other bonds
Finance	174,971	11,150	(1,390)	184,731	—
Industrial	371,848	13,225	(1,334)	383,739	—
Utilities	43,154	3,559	(62)	46,651	—
Commercial mortgage-backed securities	195,580	16,603	(8,736)	203,447	(7,713)
Residential mortgage-backed securities
Agency backed securities	283,403	6,245	(963)	288,685	—
Non-agency backed securities	27,597	2,772	(2,924)	27,445	(1,948)
Asset-backed securities	11,016	214	(1,321)	9,909	(1,301)

Total fixed-maturity securities	1,729,117	72,378	(17,899)	1,783,596	(10,962)
Preferred stocks, principally financial sector	77,536	919	(2,165)	76,290	—
Common stocks	515	78	(150)	443	—
Short-term investments	36,500	—	—	36,500	—

Total, December 31, 2009	$1,843,668	$73,375	$(20,214)	$1,896,829	$(10,962)

Tower Group, Inc.
Notes to Consolidated Financial Statements

(1)	Represents the gross unrealized loss on other-than-temporarily impaired securities recognized in accumulated other comprehensive income (loss).
At December 31, 2010 and 2009, U.S. Treasury Notes and other securities with carrying values of $188.5 million and $113.1 million, respectively, were on deposit with various states to comply with the insurance laws of the states in which the Company is licensed.
Major categories of net investment income are summarized as follows:

	Year Ended December 31,
($ in thousands)	2010	2009	2008

Income
Fixed-maturity securities	$103,054	$72,619	$31,791
Equity securities	6,917	3,600	730
Cash and cash equivalents	732	1,103	2,897
Other	539	559	244

Total	111,242	77,881	35,662
Expenses
Investment expenses	(5,152)	(3,015)	(1,094)

Net investment income	$106,090	$74,866	$34,568

Tower	100,972	74,866	34,568
Reciprocal Exchanges	5,118	—	—

Net investment income	$106,090	$74,866	$34,568

Proceeds from the sale and maturity of fixed-maturity securities were $1,427.5 million, $936.0 million and $356.0 million for the year ended December 31, 2010, 2009 and 2008, respectively. Proceeds from the sale of equity securities were $80.7 million, $50.6 million and $6.5 million for the year ended December 31, 2010, 2009 and 2008, respectively.
Gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Year Ended December 31,
($ in thousands)	2010	2009	2008

Fixed-maturity securities
Gross realized gains	$31,587	$25,131	$7,322
Gross realized losses	(11,388)	(574)	(918)

	20,199	24,557	6,404

Equity securities
Gross realized gains	482	528	1,968
Gross realized losses	(3,007)	(96)	(75)

	(2,525)	432	1,893

Net realized gains on investments	17,674	24,989	8,297

Other-than-temporary impairment losses:
Fixed-maturity securities	(4,191)	(23,488)	(20,215)
Equity securities	—	—	(2,436)

Total other-than-temporary credit impairment losses	(4,191)	(23,488)	(22,651)

Total net realized investment gains (losses)	$13,483	$1,501	$(14,354)

Tower	$13,694	$1,501	$(14,354)
Reciprocal Exchanges	(211)	—	—

Total net realized investment gains (losses)	$13,483	$1,501	$(14,354)

Management may dispose of a particular security due to changes in facts and circumstances related to the invested asset that have arisen since the last analysis supporting management’s determination whether or not it intended to sell the security, and if not, whether it is more likely than not that the Company would be required to sell the security before recovery of its amortized cost basis.

Tower Group, Inc.
Notes to Consolidated Financial Statements
Impairment Review
Management regularly reviews the Company’s fixed-maturity and equity security portfolios in accordance with its impairment policy to evaluate the necessity of recording impairment losses for OTTI. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization.
Management, in conjunction with its outside portfolio managers, analyzes its non-agency RMBS using default loss models based on the performance of the underlying loans. Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred. The expected losses for a mortgage pool are compared to the break-even loss, which represents the point at which the Company’s tranche begins to experience losses.
The CMBS holdings are evaluated using analytical techniques and various metrics including the level of subordination, debt-service-coverage ratios, loan-to-value ratios, delinquencies, defaults and foreclosures.
The non-structured fixed-maturity securities (U.S. Treasury securities, obligations of U.S. Government and government agencies and authorities, obligations of states, municipalities and political subdivisions, and certain corporate debt) unrealized loss is reviewed to determine whether full recovery of principal and interest will be received. The estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. The determination of recovery value incorporates an issuer valuation assumption utilizing one or a combination of valuation methods as deemed appropriate by management. The present value of the cash flows is determined by applying the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment) and an estimated recovery time frame. For securities for which the issuer is financially troubled but not in bankruptcy, that time frame is generally longer. Included in the present value calculation are expected principal and interest payments; however, for securities for which the issuer is classified as bankrupt or in default, the present value calculation assumes no interest payments and a single recovery amount. In situations for which a present value of cash flows cannot be estimated, a write down to fair value is recorded.
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
The following table shows the amount of fixed-maturity and equity securities that were OTTI for the years ended December 31, 2010, 2009 and 2008. This resulted in recording impairment write-downs included in net realized investment gains (losses), and reduced the unrealized loss in other comprehensive net income:

($ in thousands)	2010	2009	2008

Corporate and other bonds	$—	$(1,851)	$(3,276)
Commercial mortgage-backed securities	(8,157)	(25,229)	(338)
Residential mortgage-backed securities	(6,164)	(12,479)	(14,107)
Asset-backed securities	(1,779)	(4,651)	(2,494)
Equities	—	—	(2,436)

Other-than-temporary-impairments	(16,100)	(44,210)	(22,651)
Portion of loss recognized in accumulated other comprehensive income (loss)	11,909	20,722	—

Impairment losses recognized in earnings	$(4,191)	$(23,488)	$(22,651)

Tower	$(4,191)	$(23,488)	$(22,651)
Reciprocal Exchanges	—	—	—

Impairment losses recognized in earnings	$(4,191)	$(23,488)	$(22,651)

The following table provides a rollforward of the cumulative amount of OTTI for securities still held showing the amounts that have been included in earnings on a pretax basis for the years ended 2010 and 2009 (none of such OTTI was included within the Reciprocal Exchanges):

Tower Group, Inc.
Notes to Consolidated Financial Statements

	Year Ended
	December 31,
($ in thousands)	2010	2009

Balance, January 1,	$40,734	$24,638
Cumulative effect of adjustment upon adoption of 2009 GAAP guidance on OTTI	—	(2,497)
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	707	16,076
OTTI has been previously recognized	2,339	7,412
Reductions due to:
Securities sold during the period (realized)	(25,705)	(4,895)

Balance, December 31,	$18,075	$40,734

Unrealized Losses
There are 793 securities at December 31, 2010, that account for the gross unrealized loss, none of which is deemed by management to be OTTI. Temporary losses on corporate and other bonds resulted from purchases made in a lower interest rate environment or lower yield spread environment. In addition, there have been some ratings downgrades on certain of these securities. After analyzing the credit quality, balance sheet strength and company outlook, management believes these securities will recover in value as liquidity and the economy continue to improve. The structured securities that had significant unrealized losses resulted primarily from increased spreads driven in part by declines in both residential and commercial real estate prices. To the extent projected cash flows on structured securities change adversely, they would be considered OTTI, and an impairment loss would be recognized. Management considered all relevant factors, including expected recoverability of cash flows, in assessing whether the loss was other-than-temporary. The Company does not intend to sell these fixed maturity securities, and it is not more likely than not that these securities will be sold before recovering their cost basis.
For all fixed-maturity securities in an unrealized loss position at December 31, 2010, the Company has received the contractual interest payments (and principal if applicable). Based on the continuing receipt of cash flow and the foregoing analyses, management expects continued timely payments of principal and interest and considers the losses to be temporary.
The following table presents information regarding invested assets that were in an unrealized loss position at December 31, 2010 and December 31, 2009 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Aggregate	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses

December 31, 2010
U.S. Treasury securities	$2,641	$(64)	$—	$—	$2,641	$(64)
U.S. Agency securities	4,643	(34)	—	—	4,643	(34)
Municipal bonds	146,947	(4,635)	215	(35)	147,162	(4,670)
Corporate and other bonds
Finance	45,542	(618)	—	—	45,542	(618)
Industrial	172,305	(3,526)	241	(9)	172,546	(3,535)
Utilities	24,567	(622)	243	(1)	24,810	(623)
Commercial mortgage-backed securities	35,362	(892)	2,315	(658)	37,677	(1,550)
Residential mortgage-backed securities
Agency backed	210,770	(2,750)	—	—	210,770	(2,750)
Non-agency backed	2,416	(209)	8,112	(462)	10,528	(671)
Asset-backed securities	9,958	(135)	—	—	9,958	(135)

Total fixed-maturity securities	655,151	(13,485)	11,126	(1,165)	666,277	(14,650)
Preferred stocks	9,507	(72)	5,356	(196)	14,863	(268)
Common stocks	38,516	(3,120)	—	—	38,516	(3,120)

Total, December 31, 2010	$703,174	$(16,677)	$16,482	$(1,361)	$719,656	$(18,038)

Tower	$530,401	$(14,533)	$16,482	$(1,361)	$546,883	$(15,894)
Reciprocal Exchanges	172,773	(2,144)	—	—	172,773	(2,144)

Total, December 31, 2010	$703,174	$(16,677)	$16,482	$(1,361)	$719,656	$(18,038)

Tower Group, Inc.
Notes to Consolidated Financial Statements

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Aggregate	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses

December 31, 2009
U.S. Treasury securities	$43,421	$(225)	$—	$—	$43,421	$(225)
U.S. Agency securities	27,652	(214)	—	—	27,652	(214)
Municipal bonds	50,526	(587)	2,569	(143)	53,095	(730)
Corporate and other bonds
Finance	28,342	(291)	14,906	(1,099)	43,248	(1,390)
Industrial	69,475	(726)	14,563	(608)	84,038	(1,334)
Utilities	3,575	(37)	625	(25)	4,200	(62)
Commercial mortgage-backed securities	25,810	(598)	22,904	(8,138)	48,714	(8,736)
Residential mortgage-backed securities
Agency backed	79,005	(963)	—	—	79,005	(963)
Non-agency backed	1,081	(14)	19,672	(2,910)	20,753	(2,924)
Asset-backed securities	334	(116)	2,962	(1,205)	3,296	(1,321)

Total fixed-maturity securities	329,221	(3,771)	78,201	(14,128)	407,422	(17,899)
Preferred stocks	59,243	(1,441)	4,827	(724)	64,070	(2,165)
Common stocks	31	(150)	—	—	31	(150)

Total, December 31, 2009	$388,495	$(5,362)	$83,028	$(14,852)	$471,523	$(20,214)

As of December 31, 2010 and 2009, there were a total of 793 and 525 securities, respectively, in an unrealized loss position. The unrealized loss position associated with the fixed-maturity portfolio was $14.7 million as of December 31, 2010, consisting primarily of mortgage-backed and asset-backed securities representing 34.9% of the gross unrealized loss related to fixed-maturity securities. The total fixed-maturity portfolio of gross unrealized losses included 718 securities which were, in aggregate, 2.2% below amortized cost. Of the 718 fixed maturity investments identified, 24 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these investments at December 31, 2010 was $1.2 million. Management does not consider these investments to be other-than-temporarily impaired.
The unrealized loss on the investment in preferred securities was primarily due to market disruptions. All of the preferred securities that were in an unrealized loss position as of December 31, 2010 were evaluated. The evaluation consisted of a detailed review, including but not limited to some or all of the following factors for each security: the current S&P rating, analysts’ reports, past earning trends and analysts’ earnings expectations for the next 12 months, liquidity, near-term financing risk, and whether the company was currently paying dividends on its equity securities. Management does not consider these investments to be other-than-temporarily impaired.
The unrealized loss for the corporate and other bonds was $4.8 million with 2 securities in an unrealized loss position over 12 months. These investments are not considered to be other-than-temporarily impaired.
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
Fixed-Maturity Investment—Time to Maturity
The following table shows the composition of the fixed-maturity portfolio by remaining time to maturity at December 31, 2010 and 2009. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date.

Tower Group, Inc.
Notes to Consolidated Financial Statements

	December 31, 2010
	Tower		Reciprocal Exchanges		Total		December 31, 2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Remaining Time to Maturity
Less than one year	$28,408	$28,665	$—	$—	$28,408	$28,665	$30,282	$30,465
One to five years	512,102	526,746	65,993	66,771	578,095	593,517	346,309	355,402
Five to ten years	501,324	521,138	110,463	111,166	611,787	632,304	477,843	492,517
More than 10 years	351,093	358,445	30,487	29,826	381,580	388,271	357,087	375,726
Mortgage and asset-backed securities	575,743	606,563	131,551	133,291	707,294	739,854	517,596	529,486

Total	$1,968,670	$2,041,557	$338,494	$341,054	$2,307,164	$2,382,611	$1,729,117	$1,783,596

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
Level 2 — Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs. Included are investments in U.S. Treasury securities and obligations of U.S. government agencies, together with municipal bonds, corporate debt securities, commercial mortgage and asset-backed securities, certain residential mortgage-backed securities that are generally investment grade and certain equity securities. Additionally, interest-rate swap contracts utilize Level 2 inputs in deriving fair values.
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
As at December 31, 2010 and 2009, the Company’s fixed-maturities, equity investments, short-term investments and interest rate swaps are allocated among levels as follows:

Tower Group, Inc.
Notes to Consolidated Financial Statements

($ in thousands)	Level 1	Level 2	Level 3	Total

December 31, 2010
Fixed-maturity securities
U.S. Treasury securities	$—	$178,254	$—	$178,254
U.S. Agency securities	—	27,228	—	27,228
Municipal bonds	—	553,706	—	553,706
Corporate and other bonds	—	883,570	—	883,570
Commercial mortgage-backed securities	—	269,290	—	269,290
Residential mortgage-backed securities
Agency	—	366,027	—	366,027
Non-agency	—	92,520	2,058	94,578
Asset-backed securities	—	9,958	—	9,958

Total fixed-maturities	—	2,380,553	2,058	2,382,611
Equity investments	90,003	314	—	90,317
Short-term investments	—	1,560	—	1,560

Total investments	90,003	2,382,427	2,058	2,474,488
Other assets
Interest rate swap contracts	—	3,223	—	3,223

Total, December 31, 2010	$90,003	$2,385,650	$2,058	$2,477,711

Tower	$90,003	$2,044,596	$2,058	$2,136,657
Reciprocal Exchanges	—	341,054	—	341,054

Total, December 31, 2010	$90,003	$2,385,650	$2,058	$2,477,711

December 31, 2009
Fixed-maturity securities
U.S. Treasury securities	$—	$73,291	$—	$73,291
U.S. Agency securities	—	39,983	—	39,983
Municipal bonds	—	525,715	—	525,715
Corporate and other bonds	—	615,121	—	615,121
Commercial mortgage-backed securities	—	203,447	—	203,447
Residential mortgage-backed securities
Agency	—	288,685	—	288,685
Non-agency	—	16,937	10,508	27,445
Asset-backed securities	—	6,822	3,087	9,909

Total fixed-maturities	—	1,770,001	13,595	1,783,596
Equity investments	54,044	22,689	—	76,733
Short-term investments	36,500	—	—	36,500

Total, December 31, 2009	$90,544	$1,792,690	$13,595	$1,896,829

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
Substantially all of the portfolio valuations at December 31, 2010 classified as Level 1 or Level 2 in the above table is priced by utilizing the services of several independent pricing services that provide the Company with a price quote for each security. The remainder of the Level 1 and Level 2 portfolio valuations represents non-binding broker quotes. There were no adjustments made to the prices obtained from the independent pricing sources and dealers on securities classified as Level 1 or Level 2.
In 2010, there were no transfers of investments between Level 1 and Level 2. Approximately $5.3 million consisting of commercial mortgage-backed securities and non-agency backed RMBS securities were transferred from Level 3 to Level 2 when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available in 2010.

Tower Group, Inc.
Notes to Consolidated Financial Statements
The fair values of the interest rate swaps were derived by using an industry standard swap valuation model with market based inputs for swaps having similar characteristics.
The Level 3 classified securities in the investment portfolio consist of primarily non-agency mortgage-backed and asset-backed securities that were either not traded or very thinly traded. Management, in conjunction with its outside portfolio managers, has considered the various factors that may indicate an inactive market and has concluded that prices provided by the pricing sources represent an inactive or distressed market. As a result, prices from independent third party pricing services, broker quotes or other observable inputs were not always available or were deemed unrealistic, or, in the case of certain broker quotes, were non-binding. Therefore, the fair values of these securities were determined using a model to develop a security price using future cash flow expectations that were developed based on collateral composition and performance and discounted at an estimated market rate (including estimated risk and liquidity premiums) taking into account estimates of the rate of future prepayments, current credit spreads, credit subordination protection, mortgage origination year, default rates, benchmark yields and time to maturity. For certain securities, non-binding broker quotes were available and these were also considered in determining the appropriateness of the security price.
Use of Level 3 (the unobservable) inputs included 7 securities and accounted for less than 0.1% of total investments at December 31, 2010.
Management has reviewed the pricing techniques and methodologies of the independent pricing sources and believes that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. Management monitors security-specific valuation trends and discusses material changes or the absence of expected changes with the portfolio managers to understand the underlying factors and inputs and to validate the reasonableness of pricing.
The following table summarizes changes in Level 3 assets measured at fair value for the year ended December 31, 2010 and 2009 for Tower (the Reciprocal Exchanges have no Level 3 assets):

	Year Ended December 31,
($ in thousands)	2010	2009	2008

Beginning balance, January 1	$13,595	$18,085	$—
Total gains (losses)-realized / unrealized
Included in net income	(32)	(11,321)	(12,290)
Included in other comprehensive income (loss)	(6,229)	1,818	2,945
Purchases, issuances and settlements	—	3,512	(3,627)
Net transfers into (out of) Level 3	(5,276)	1,501	31,057

Ending balance, December 31,	$2,058	$13,595	$18,085

Note 7—Goodwill and Intangible Assets
Goodwill
Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. See Note 3 — “Acquisitions” for information regarding the calculation of goodwill related to the acquisition of OBPL and AequiCap II in 2010 and the acquisitions of CastlePoint, Hermitage and AequiCap in 2009. The acquisition of SUA resulted in negative goodwill which was recorded as a gain on bargain purchase in 2009. Under GAAP, the Company is required to allocate goodwill to its reportable segments. The following is a summary of goodwill by reporting units:

Tower Group, Inc.
Notes to Consolidated Financial Statements

	Commercial	Personal
($ in thousands)	Insurance	Insurance	Total

Balance, January 1, 2009	$18,962	$	$18,962
Additions (a)	172,780	52,948	225,728

Balance, January 1, 2010	191,742	52,948	244,690
Additions (a)	699	5,656	6,355
Adjustments (b)	(942)	—	(942)

Total, December 31, 2010	$191,499	$58,604	$250,103

(a)	Primarily relates to the acquisitions of CastlePoint and Hermitage in 2009 and OBPL and AequiCap II in 2010.

(b)	Adjustment to SUA acquisition valuations
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
Intangible Assets
Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer relationships and trademarks. Insurance company licenses and management contracts are considered indefinite life intangible assets subject to annual impairment testing. The weighted average amortization period of identified intangible assets with a finite life is 6.1 years as of December 31, 2010.
The components of intangible assets and their useful lives, accumulated amortization, and net carrying value as of December 31, 2010 and 2009 are as follows:

		December 31, 2010			December 31, 2009
	Useful	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
($ in thousands)	(in-yrs)	Amount	Amortization	Amount	Amount	Amortization	Amount

Insurance licenses	—	$19,003	$—	$19,003	$17,703	$—	$17,703
Management contracts	—	54,600	—	54,600	—	—	—
Customer relationships	10-25	57,890	(11,398)	46,492	39,290	(5,858)	33,432
Trademarks	5	5,290	(1,565)	3,725	2,690	(475)	2,215

Total		$136,783	$(12,963)	$123,820	$59,683	$(6,333)	$53,350

Tower		$130,883	$(12,567)	$118,316	$59,683	$(6,333)	$53,350
Reciprocal Exchanges		5,900	(396)	5,504	—	—	—

Total		$136,783	$(12,963)	$123,820	$59,683	$(6,333)	$53,350

Tower Group, Inc.
Notes to Consolidated Financial Statements
The activity in the components of intangible assets for the years ended December 31, 2010 and 2009 consisted of intangible assets acquired from business combinations and amortization expense as shown in the table below:

	Insurance	Management	Customer
($ in thousands)	Licenses	Contracts	Relationships	Trademarks	Total

Balance, January 1, 2009	$6,503	$—	$13,961	$—	$20,464
Additions (a)	11,200	—	22,200	2,690	36,090
Deductions (b)	—	—	(2,729)	(475)	(3,204)

Balance, December 31, 2009	$17,703	$—	$33,432	$2,215	$53,350
Additions (a)	1,300	54,600	18,600	2,600	77,100
Deductions (b)	—	—	(5,540)	(1,090)	(6,630)

Balance, December 31, 2010	$19,003	$54,600	$46,492	$3,725	$123,820

Tower	$18,603	$54,600	$43,228	$1,885	$118,316
Reciprocal Exchanges	400	—	3,264	1,840	5,504

Balance, December 31, 2010	$19,003	$54,600	$46,492	$3,725	$123,820

(a)	Relates to the acquisition of CastlePoint, Hermitage, AequiCap I and SUA in 2009 and OBPL and AequiCap II in 2010.

(b)	Amortization
The Company recorded amortization expense related to intangibles of $6.6 million, $3.2 million and $1.2 million in the years ended December 31, 2010, 2009 and 2008, respectively. The estimated amortization expense for each of the next five years is:

		Reciprocal
($ in thousands)	Tower	Exchanges	Total

2011	$8,235	$665	$8,900
2012	7,566	585	8,151
2013	6,791	517	7,308
2014	2,804	466	3,270
2015	2,253	405	2,658
Note 8 — Deferred Acquisition Costs (“DAC”)
Acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty business for the year ended December 31, 2010 and 2009 as follows:

	Year Ended December 31,
	2010
		Reciprocal
($ in thousands)	Tower	Exchanges	Total	2009	2008

Deferred acquisition costs, net, January 1	$170,652	$—	$170,652	$53,080	$39,271
Acquisition date value of business acquired (“VOBA”) of acquired entities	23,492	17,301	40,793	96,700	—
Cost incurred and deferred:
Commissions and brokerage	240,428	20,465	260,893	212,478	124,670
Other underwriting and acquisition costs	180,564	21,402	201,966	121,582	74,363
Ceding commission revenue	(32,526)	(7,232)	(39,758)	(37,852)	(77,677)

Deferred acquisition costs, net	388,466	34,635	423,101	296,208	121,356
Amortization	(371,098)	(20,624)	(391,722)	(275,336)	(107,547)

Deferred acquisition costs, net, December 31,	$211,512	$31,312	$242,824	$170,652	$53,080

As disclosed in “Note 2 — Accounting Policies and Basis of Presentation”, management expects to adopt new accounting guidance related to DAC on January 1, 2011 and believes this will reduce the December 31, 2010 DAC balance by $71.0 million to $75.0 million.

Tower Group, Inc.
Notes to Consolidated Financial Statements
Note 9 — Reinsurance
The Company has automatic treaty capacity of $30.0 million for property risks, $50.0 million for workers’ compensation, $5.0 million for umbrella liability and $100.0 million for equipment breakdown. The Company may offer higher limits through its use of facultative reinsurance. In addition, the Company has clash coverage in effect for 2010 for a limit of $5.0 million in excess of $5.0 million which applies to the aggregate liability of losses from multiple insureds involved in the same occurrence.
Through various quota share, excess of loss and catastrophe reinsurance agreements, the Company limits its exposure to a maximum loss on any one risk. For 2011, the maximum loss exposure is $5.0 million on property, automobile and liability; $2.35 million on workers’ compensation and $2.5 million on umbrella. In 2010 and 2009, the maximum loss exposure was $1.5 million on property, automobile and workers’ compensation policies.
The Company purchases property catastrophe reinsurance for the Insurance Subsidiaries on an excess of loss basis above a specified retention to protect itself from an accumulation of losses resulting from a catastrophic event. At the July 1, 2010 renewal of its property catastrophe program, the Company maintained a retention of $75 million per catastrophe, has 50% catastrophe protection for the next $50 million of loss above the $75 million, and has 100% percent catastrophe protection for the next $650 million of loss in excess of $125 million.
The Reciprocal Exchanges participate in a shared property catastrophe reinsurance cover placed on an excess of loss basis. At July 1, 2010 this property catastrophe coverage was for 100% of $150 million in excess of a $10 million retention.Certain of the Company’s reinsurance agreements contain provisions for loss ratio caps to provide the reinsurers with some limit on the amount of potential loss being assumed, while maintaining the transfer of significant insurance risk with the possibility of a significant loss to the reinsurer. Loss ratio caps cut off the reinsurers’ liability for losses above a specified loss ratio. The loss ratio cap in the 2008 Swiss Re quota share agreement was 120%. The loss ratio cap for the liability quota share agreements effective October 1, 2009 and January 1, 2010 is 110%. There was no loss ratio cap in 2007 and 2006.
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
Reinsurance recoverables by reinsurer are as follows:

	A.M. Best	Unpaid	Paid
($ in thousands)	Rating	Losses	Losses	Total

December 31, 2010
Swiss Reinsurance America Corp	A	$77,626	$5,737	$83,363
OneBeacon Insurance Co	A	68,624	103	68,727
Allianz Risk Transfer (Bermuda) LTD	A	18,633	739	19,372
Platinum Underwriters Reinsurance Inc	A	16,250	297	16,547
Lloyd’s Syndicate	—	15,366	454	15,820
Hannover Ruckversicherungs AG	A	11,635	327	11,962
Munich Reinsurance America Inc.	A+	7,252	4,088	11,340
QBE Reinsurance Corp	A	8,277	77	8,354
Alterra Bermuda LTD	A	7,834	37	7,871
Tokio Marine Global LTD	A+	6,663	1,050	7,713
Tokio Millennium Reinsurance LTD	A+	6,615	33	6,648
Others		37,907	5,272	43,179

Total		$282,682	$18,214	$300,896

Tower Group, Inc.
Notes to Consolidated Financial Statements

	A.M. Best	Unpaid	Paid
($ in thousands)	Rating	Losses	Losses	Total

December 31, 2009
Swiss Reinsurance America Corp.	A	$39,677	$6,112	$45,789
One Beacon Insurance	A	42,755	—	42,755
Alterra Bermuda Limited	A	12,701	—	12,701
Munich Reinsurance America Inc	A+	6,979	3,662	10,641
Tokio Millennium Re Ltd	A+	9,426	625	10,051
Endurance Reinsurance Corp of America	A	10,051	(6)	10,045
Lloyds Syndicates	—	9,755	8	9,763
Axis Reinsurance Co.	A+	8,908	19	8,927
Hannover Ruckversicherungs AG	A	8,246	303	8,549
Platinum Underwriters Reinsurance Inc.	A	7,334	222	7,556
Westport Insurance Corp.	A+	6,217	20	6,237
Others		37,638	3,854	41,492

Total		$199,687	$14,819	$214,506

The Company did not record any modifications of its reinsurance recoverables on paid or unpaid losses in the years ended December 31, 2010, 2009 or 2008. The Company recorded no allowance for credit losses on its reinsurance recoverables on paid or unpaid losses as of December 31, 2010 or 2009. The Company did not consider that any of its undisputed reinsurance recoverables on paid or unpaid losses as of December 31, 2010 and 2009 to be past due. As discussed in “Note 17 — Contingencies”, certain reinsurance agreements are subject to legal proceedings.
The Company recorded prepaid reinsurance premiums as follows:

	December 31,
($ in thousands)	2010	2009

Swiss Reinsurance America Corp	$17,351	$48,443
Tokio Marine Global LTD	12,840	—
Lloyd’s Syndicate	6,532	2,604
Allianz Risk Transfer (Bermuda) LTD	5,751	16,125
Endurance Reinsurance Corp of America	5,337	2,655
Hannover Ruckversicherungs AG	4,941	4,052
Platinum Underwriters Reinsurance Inc	4,137	3,602
Others	20,738	17,337

Total	$77,627	$94,818

The following collateral is available to the Company for amounts recoverable from reinsurers as of December 31, 2010 and 2009:

	Regulation	Letters of	Funds
($ in thousands)	114 Trust	Credit	Held	Total

December 31, 2010
Swiss Reinsurance America Corp.	$—	$—	$59,281	$59,281
Allianz Risk Transfer AG	—	4,964	19,760	24,724
Tokio Marine Global	—	18,442	—	18,442
Tokio Millennium Re Ltd.	7,802	—	6,152	13,954
Alterra Insurance Ltd.	13,169	327	—	13,496
Maiden Insurance Company	6,755	—	—	6,755
Others	4,845	4,118	7,960	16,923

Total	$32,571	$27,851	$93,153	$153,575

Tower Group, Inc.
Notes to Consolidated Financial Statements

	Regulation	Letters of	Funds
($ in thousands)	114 Trust	Credit	Held	Total

December 31, 2009
Swiss Reinsurance America Corp.	$31,555	$—	$—	$31,555
Tokio Millennium Re Ltd.	6,638	—	8,437	15,075
Max Bermuda Ltd.	12,412	—	—	12,412
Hannover Reinsurance (Ireland) Ltd.	—	4,964	4,938	9,902
Midwest Insurance Company	6,292	—	—	6,292
Others	5,260	6,045	362	11,667

Total	$62,157	$11,009	$13,737	$86,903

The Company is obliged under the quota share reinsurance agreements, effective October 1, 2003, January 1, 2004, January 1, 2005, October 1, 2009 and January 1, 2010 to credit reinsurers with an annual effective yield of 2.5%, 2.5%, 3.0%, 4.0% and 4.0%, respectively, on the monthly balance in the funds held under reinsurance agreements liability accounts. The amounts credited for 2010, 2009 and 2008 were $2.7 million, $0.7 million and $0.6 million, respectively, and have been recorded as interest expense.
Ceding Commissions
The Company earns ceding commissions under certain quota share reinsurance agreements based on a sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and ceding commissions earned increase when the estimated ultimate loss ratio decreases, and conversely, the commission rate and ceding commissions earned decrease when the estimated ultimate loss ratio increases.
As of December 31, 2010, the Company’s estimated ultimate loss ratios attributable to these contracts are lower than the contractual ultimate loss ratios at which the minimum amount of ceding commissions can be earned. Accordingly, the Company has recorded ceding commissions earned that are greater than the minimum commissions. The relevant estimated ultimate loss ratios and commissions as of December 31, 2010 are set forth below for treaties that remain in effect as of December 31, 2010 ($ in millions):

		Contractual
		Loss Ratio				Maximum
		at Which				Potential
		Minimum				Reduction
		Ceding	Estimated	Ceding		of Ceding
	Treaty	Commission	Ultimate	Commissions	Minimum	Commission
Treaty With	Year	Rate Applies	Loss Ratio	Earned	Commission	Earned

Tokio Millennium	2003	65.6%	64.7%	$21.1	$20.6	$0.5
Tokio Millennium / Hannover Re Ireland	2004	68.0%	53.4%	29.8	20.6	9.2
Tokio Millennium / Hannover Re Ireland	2005	68.0%	55.7%	28.7	20.8	7.9
Swiss Reinsurance America	2008	61.5%	56.6%	27.2	23.7	3.5
Swiss Reinsurance America	2009	75.0%	66.1%	27.1	19.8	7.3
Allianz Risk Transfer	2009	75.0%	66.1%	9.0	8.1	0.9

Based on the amount of ceded premiums earned, the maximum potential reduction to ceding commissions earned related to an increase in the Company’s estimated ultimate loss ratios is $29.3 million for all treaties for all five years. The ceded premiums for treaty years prior to 2010 have been fully earned as of December 31, 2010. As of December 31, 2010, the ceded premium earned and prepaid reinsurance premiums for the 2010 treaty year were $31.0 million and $23.0 million, respectively.
The estimated ultimate loss ratios are the Company’s best estimate based on facts and circumstances known at the end of each period that losses are estimated. The estimation process is complex and involves the use of informed estimates, judgments and actuarial methodologies relative to future claims severity and frequency, the length of time for losses to develop to their ultimate level, possible changes in law and other external factors. The same uncertainties associated with estimating loss adjustment

Tower Group, Inc.
Notes to Consolidated Financial Statements
expense reserves affect the estimates of ceding commissions earned. The Company monitors and adjusts the ultimate loss ratio on a quarterly basis to determine the effect on the commission rate and ceding commissions earned. The increase (decrease) in estimated ceding commission income relating to prior years recorded in 2010, 2009 and 2008 was ($2.7) million , ($2.2) million and ($1.8) million, respectively.
Note 10—Premiums
Premiums written, ceded and earned are as follow:

($ in thousands)	Direct	Assumed	Ceded	Net

2010
Premiums written	$1,432,177	$64,194	$182,307	$1,314,064
Change in unearned premiums	(2,927)	26,195	44,663	(21,395)

Premiums earned	$1,429,250	$90,389	$226,970	$1,292,669

2009
Premiums written	$989,771	$80,946	$184,528	$886,189
Change in unearned premiums	(52,554)	28,097	7,021	(31,478)

Premiums earned	$937,217	$109,043	$191,549	$854,711

2008
Premiums written	$627,319	$7,501	$290,777	$344,043
Change in unearned premiums	(56,105)	(370)	(26,983)	(29,492)

Premiums earned	$571,214	$7,131	$263,794	$314,551

Note 11—Loss and Loss Adjustment Expense
The components of the liability for loss and LAE expenses and related reinsurance recoverables for the years ended December 31, 2010 and 2009 are as follows:

	Gross	Reinsurance
($ in thousands)	Liability	Recoverable

December 31, 2010
Case-basis reserves	$893,837	$125,565
IBNR reserves	716,584	157,117
Recoverable on paid losses	—	18,214

Total	$1,610,421	$300,896

Tower	1,435,406	283,637
Reciprocal Exchanges	175,015	17,259

Total, December 31, 2010	$1,610,421	$300,896

December 31, 2009
Case-basis reserves	$638,476	$98,212
IBNR reserves	493,513	101,475
Recoverable on paid losses	—	14,819

Total	$1,131,989	$214,506

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE for the years ended December 31, 2010, 2009 and 2008:

Tower Group, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2010
		Reciprocal
($ in thousands)	Tower	Exchanges	Total	2009	2008

Balance at January 1,	$1,131,989	$—	$1,131,989	$534,991	$501,183
Less reinsurance recoverables on unpaid losses	(199,687)	—	(199,687)	(222,229)	(189,525)

	932,302	—	932,302	312,762	311,658
Net reserves, at fair value, of acquired entities	193,484	158,652	352,136	549,978	—
Incurred related to:
Current year	724,254	72,059	796,313	477,757	171,616
Prior years	(2,433)	(9,857)	(12,290)	(2,260)	(8,877)

Total incurred	721,821	62,202	784,023	475,497	162,739
Paid related to:
Current year	278,859	46,276	325,135	154,207	59,205
Prior years	400,940	14,647	415,587	251,728	102,430

Total paid	679,799	60,923	740,722	405,935	161,635

Net balance at end of period	1,167,808	159,931	1,327,739	932,302	312,762
Add reinsurance recoverables on unpaid losses	271,298	11,384	282,682	199,687	222,229

Balance at December 31,	$1,439,106	$171,315	$1,610,421	$1,131,989	$534,991

Incurred losses and LAE in 2010 of $784.0 million included a reduction of $7.1 million pertaining to the amortization of the reserve risk premium on loss reserves in accordance with GAAP for the business combinations occurring during 2010 and 2009. Incurred losses and LAE in 2009 of $475.5 million included a reduction of $5.0 million pertaining to the amortization of the reserve risk premium on loss reserves in accordance with GAAP for the business combinations occurring during 2009.
Incurred losses and LAE are net of amounts ceded under reinsurance contracts of $93.0 million, $91.3 million and $125.6 million in 2010, 2009 and 2008, respectively.
Incurred loss and LAE attributable to insured events of prior years decreased by $12.3 million, $2.3 million and $8.9 million in 2010, 2009 and 2008, respectively. The $12.3 million of favorable development in 2010 was comprised of $2.4 million of favorable development in our stock companies and $9.9 million of favorable development in the reciprocals. Prior year development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects, although we recorded changes in ceding commissions on reinsurance treaties that we purchase and for which the commissions depend in part on loss experience. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and IBNR reserves, giving consideration to Company and industry trends.
Loss and loss adjustment expense reserves. The reserving process for loss and LAE reserves provides for the Company’s best estimate at a particular point in time of the ultimate unpaid cost of all losses and LAE incurred, including settlement and administration of losses, and is based on facts and circumstances then known and including losses that have been incurred but not yet been reported. The liability for loss and LAE also includes the fair value adjustment related to the acquisitions of CastlePoint, Hermitage, SUA and OBPL. The process includes using actuarial methodologies to assist in establishing these estimates, judgments relative to estimates of future claims severity and frequency, the length of time before losses will develop to their ultimate level and the changes in the law and other external factors that are often beyond the Company’s control. The methods used to select the estimated loss reserves include loss ratio projections, loss development projections, and Bornhuetter-Ferguson (B-F) method projections. The actuaries’ best estimates are the result of numerous analyses made by line of business, accident year, and for loss, ALAE and ULAE, and the actuarial analyses also consider input from underwriting and claims managements about the nature of the underlying risks, claims and other trends in the business. Management sets the carried reserves based upon the actuaries’ best estimate, and the difference between the actuaries’ best estimates of loss and LAE and reported losses is recorded in IBNR. The amount of loss and LAE reserves for reported claims is based primarily upon a case-by-case evaluation of coverage, liability, injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and LAE reserves for unreported claims are determined using historical information by line of insurance as adjusted to current conditions. Since our process produces loss and LAE reserves set by management based upon the actuaries’ best estimate, there is no explicit or implicit risk premium provision for uncertainty in the carried loss and LAE reserves, excluding the loss and LAE reserves assumed through business combinations in either 2010 or 2009.

Tower Group, Inc.
Notes to Consolidated Financial Statements
For each acquisition, the Company estimates and records the loss and LAE reserves based upon its independent analysis of those reserves. For both the SUA and OBPL acquisitions, based upon our actuaries best estimates of the required reserves at the time of each acquisition we increased the loss and LAE reserves by $27.5 million and $41.4 million for SUA and OBPL, respectively, above the amounts prior to the acquisition. For SUA the increase in reserves was comprised of an additional $25.7 million in statutory and GAAP basis reserves based upon the Company’s independent actuarial analysis plus an additional $1.9 million in GAAP basis loss and LAE reserves pertaining to the reserves risk premium required under GAAP. For OBPL the increase in reserves was comprised of an additional $29.7 million in statutory and GAAP basis reserves based upon the Company’s independent actuarial analysis plus an additional $11.7 million in GAAP basis loss and LAE reserves pertaining to the reserves risk premium required under GAAP comprised of $7.2 million excluding the Reciprocal Exchanges and $4.5 million for the Reciprocal Exchanges. The reserves risk premium established with each acquisition is amortized based upon GAAP according to the expected payout pattern of those reserves. During 2010 the reserves risk premium was reduced by $7.1 million, which was comprised of $4.7 million reduction for accident year 2009 and pertaining to the acquisitions of CastlePoint, Hermitage, and SUA and $2.4 million reduction for accident year 2010 pertaining to the acquisition of OBPL.
Included in the reserves for the loss and LAE reserves at December 31, 2010 and 2009 is $3.7 million and $4.5 million, respectively, of tabular reserve discount for workers’ compensation and excess workers’ compensation claims. Most of these claims pertain to the SUA transaction.
As of December 31, 2010 and 2009, the Company had a remaining $14.6 million and $14.1 million, respectively, of reserve risk premium on loss reserves in accordance with GAAP for the business combinations occurring during 2010 and 2009.
The Company has implemented a number of changes during the past several years that have favorably impacted LAE expenses and LAE reserves. For ALAE, the changes reflect a shift of defending third-party liability claims by the Company’s attorneys rather than by attorneys that are not employees of the Company. For ULAE the changes reflect a revised study of the cost of settling claims.
The Company has long defended third-party liability claims utilizing attorneys who are employees of the Company, and in 2008 we changed the manner in which we reimburse the employed attorneys costs to a standard cost per litigated claim. The average cost for defending third-party liability claims is significantly less when handled by attorneys who are employees of the Company. For third-party liability claims defended by employed attorneys, the Company allocates to each of these litigated claims 50% of the fixed fee when litigation on a particular claim begins and 50% of the fee when the litigation is closed. The standard fee, which is currently $5,000 per claim, is determined actuarially based upon the projected number of litigated claims and expected closing patterns at the beginning of each year, as well as the projected budget for the Company’s in-house attorneys, and these amounts are subject to adjustment each quarter based upon actual experience.
Because of the cost advantage for ALAE utilizing attorneys who are employees of the Company, we had been increasing the number of employed attorneys, and as part of the OBPL acquisition we significantly increased the number of these employed attorneys. We shifted these employed attorneys to defend commercial lines third-party liability claims. Also, our increased capabilities enabled us to defend in-house third-party liability claims throughout the Northeast. Currently, we are handling over 85% of new litigated third-party commercial claims in the Northeast utilizing attorneys who are employees of the Company, and due to the shift to handling claims by employed attorneys we reduced the ALAE expenses in 2010 in the Commercial Insurance segment by approximately $10 million on a net basis as a result.
ULAE reserves were reduced by $14.0 million as result of a revised study of the cost of settling claims, which was finalized at the end of the year.
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
The Company segregates data for estimating loss reserves. Property lines include Fire, Homeowners, CMP Property, Multi-Family Dwellings and Automobile Physical Damage. Casualty lines include CMP Liability, Other Liability, Workers’ Compensation, Commercial Automobile Liability, and Personal Automobile Liability. The Company also analyzes and records reserves separately for Commercial Insurance and for Personal Insurance.
Two key assumptions that materially impact the estimate of loss reserves are the loss ratio estimate for the current accident year and the loss development factor selections for all accident years. The loss ratio estimate for the current accident year is selected

Tower Group, Inc.
Notes to Consolidated Financial Statements
after reviewing historical accident year loss ratios adjusted for rate changes, trend, and mix of business. As the current year matures the estimated loss and LAE is determined with more weight given to reported experience during the year by utilizing the B-F method or potentially for relatively fast developing lines of business giving more weight to loss development methods.
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
Note 12—Debt
The Company’s borrowings consisted of the following at December 31, 2010 and 2009:

	December 31,
($ in thousands)	2010	2009

Subordinated debentures	$235,058	$235,058
Credit facility	—	—
Convertible senior notes	139,208	—

Total	$374,266	$235,058

Aggregate Scheduled Maturities and Interest Expense
Aggregate scheduled maturities of the Company’s borrowings at December 31, 2010 are:

($ in thousands)

2014	$150,000	(a)
2033	20,620
2034	25,775
2035	13,403
2036	123,741
2037	51,519

	$385,058

(a)	Amount reflected in balance sheet for convertible senior notes is net of unamortized original issue discount of $10,792.

Tower Group, Inc.
Notes to Consolidated Financial Statements
Total interest expense incurred was $24.6 million, $18.1 million and $8.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Subordinated Debentures
The Company and its wholly-owned subsidiaries have issued trust preferred securities through wholly-owned Delaware statutory business trusts. The trusts use the proceeds of the sale of the trust preferred securities and common securities that the Company acquired from the trusts to purchase junior subordinated debentures from the Company with terms that match the terms of the trust preferred securities. Interest on the junior subordinated debentures and the trust preferred securities is payable quarterly. In some cases, the interest rate is fixed for an initial period of five years after issuance and then floats with changes in the London Interbank Offered Rate (“LIBOR”) and in other cases the interest rate floats with LIBOR without any initial fixed-rate period. The principal terms, before any effects of interest rate swaps, of the outstanding trust preferred securities, including those which were assumed by the Company through acquisitions, are summarized in the following table:

						Principal
						Amount of
					Amount of	Junior
					Investment	Subordinated
					in Common	Debenture
($ in millions)			Early		Securities	Issued to
Issue Date	Issuer	Maturity Date	Redemption	Interest Rate	of Trust	Trust

May 2003	Tower Group Statutory Trust I	May 2033	At our option at par on or after May 15, 2008	Three-month LIBOR plus 410 basis points	$0.3	$10.3

September 2003	Tower Group Statutory Trust II	September 2033	At our option at par on or after September 30, 2008	Three-month LIBOR plus 400 basis points	$0.3	$10.3

May 2004	Preserver Capital Trust I	May 2034	At our option at par on or after May 24, 2009	Three-month LIBOR plus 425 basis points	$0.4	$12.4

December 2004	Tower Group Statutory Trust III	December 2034	At our option at par on or after December 15, 2009	Three-month LIBOR plus 340 basis points	$0.4	$13.4

December 2004	Tower Group Statutory Trust IV	March 2035	At our option at par on or after March 15, 2010	Three-month LIBOR plus 340 basis points	$0.4	$13.4

March 2006	Tower Group Statutory Trust V	April 2036	At our option at par on or after April 7, 2011	8.56% until April 6, 2011; three-month LIBOR plus 330 basis points thereafter.	$0.6	$20.6

January 2007	Tower Group Statutory Trust VI	March 2037	At our option at par on or after March 15, 2012	8.16% until March 14, 2012; three-month LIBOR plus 300 basis points thereafter.	$0.6	$20.6

September 2007	CastlePoint Bermuda Capital Trust I	December 2037	At our option at par on or after December 15, 2012	8.39% until December 14, 2012; three-month LIBOR plus 350 basis points thereafter.	$0.9	$30.9

December 2006	CastlePoint Management Statutory Trust II	December 2036	At our option at par on or after December 15, 2011	8.55% until December 14, 2011; three-month LIBOR plus 350 basis points thereafter.	$1.6	$51.6

Tower Group, Inc.
Notes to Consolidated Financial Statements

Principal
Amount of
					Amount of	Junior
					Investment	Subordinated
					in Common	Debenture
($ in millions)			Early		Securities	Issued to
Issue Date	Issuer	Maturity Date	Redemption	Interest Rate	of Trust	Trust

December 2006	CastlePoint Management Statutory Trust I	December 2036	At our option at par on or after December 15, 2011	8.66% until December 14, 2011; three-month LIBOR plus 350 basis points thereafter	$1.6	$51.6

Total					$7.1	$235.1

The carrying amount reported for the subordinated debentures was $235.1 million at December 31, 2010 and 2009. The fair value of the subordinated debt was $246.6 million and $248.4 million at December 31, 2010 and 2009, respectively. Tower’s investment in the common securities of the trusts is reported in Other Assets.
Credit Facility
On May 14, 2010, the Company entered into a $125 million credit facility agreement. The credit facility will be used for general corporate purposes and expires on May 14, 2013.
The Company may request that the facility be increased by an amount not to exceed $50 million. The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements to maintain certain consolidated net worth, debt to capitalization ratios, minimum risk-based capital and minimum statutory surplus. The credit facility also provides for customary events of default, including failure to pay principal when due, failure to pay interest or fees within three days after becoming due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its material subsidiaries, the occurrence of certain material judgments, or a change in control of the Company, and upon an event of default the administrative agent (subject to the consent of the requisite percentage of the lenders) may immediately terminate the obligations to make loans and to issue letters of credit, declare the Company’s obligations under the credit facility to become immediately due and payable, and require the Company to deposit in a collateral account cash collateral with a value equal to the then outstanding amount of the aggregate face amount of any outstanding letters of credit. The Company was in compliance with all covenants under the credit facility at December 31, 2010.
Fees payable by the Company under the credit facility include a fee on the daily unused portion of each letter of credit, a letter of credit fronting fee with respect to each fronted letter of credit and a commitment fee.
The Company has no balance outstanding as of December 31, 2010.
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
The proceeds from the issuance of the Notes were allocated to the liability component and the embedded conversion option, or equity component. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $11.5 million and deferred origination costs relating to the liability component of

Tower Group, Inc.
Notes to Consolidated Financial Statements
$5.0 million will be amortized into interest expense over the term of the Notes. After considering the contractual interest payments and amortization of the original issue discount, the Notes’ effective interest rate is 7.2%. Transaction costs of $0.4 million associated with the equity component were netted with the equity component in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $3.1 million for the year ended December 31, 2010. The Notes’ fair value was $168.4 million at December 31, 2010.
The following table shows the amounts recorded for the Notes as of December 31, 2010:

($ in thousands)

Liability component
Outstanding principal	$150,000
Unamortized OID	(10,792)

Liability component	139,208

Equity component, net of tax	$7,469

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
The Company paid $15.3 million for the Note Hedges which cover 5.5 million shares of common stock at a strike price of $27.49 per share, subject to anti-dilution provisions, and are exercisable upon conversion of the Notes. The Note Hedges have been accounted for as an adjustment to the Company’s paid-in-capital, net of deferred taxes.
The Company received $3.8 million for Warrants sold to the financial institutions. The Warrants provide for the acquisition of 5.5 million shares of common stock at a strike price of $33.42 per share, subject to anti-dilution adjustments. The Warrants have been accounted for as an adjustment to the Company’s paid-in-capital.
To the extent the Company’s common stock price is above $27.49 but below the Warrant strike price of $33.42, there is no dilutive effect to common stockholders’ equity because the Note Hedge offsets any shares to be issued under the Notes. If the market value per share of the Company’s common stock exceeds the strike price of the warrants, the warrants will have a dilutive effect on the Company’s net income per share.
Interest Rate Swaps
In October 2010, the Company entered into interest rate swap contracts (the “Swaps”) with $190 million notional value to manage interest costs and cash flows associated with the floating rate subordinated debentures. The Swaps have terms of five years. The majority of the Swaps is forward starting and become effective when the respective subordinated debentures change from fixed rates to floating rates and convert the subordinated debentures’ to rates ranging from 5.1% to 5.9%. As of December 31, 2010, the Swaps had fair values of $3.2 million and are reported in Other Assets.
The Company has designated and accounts for the Swaps as cash flow hedges. The Swaps are considered to have no ineffectiveness, and, accordingly, changes in their fair values will be recorded in Accumulated Other Comprehensive Income (“AOCI”). For the year ended December 31, 2010, $18,000 was reclassified from AOCI to interest expense for the effects of the hedges.

Tower Group, Inc.
Notes to Consolidated Financial Statements
Note 13—Stockholders’ Equity
Authorized Shares of Common Stock
On January 28, 2009, an amendment to increase the number of authorized shares of common stock, par value $0.01 per share, from 40,000,000 shares to 100,000,000 shares was approved at a special meeting of stockholders.
Shares of Common Stock Issued
In connection with the acquisition of SUA in 2009, 4.5 million shares were issued to the shareholders of SUA increasing Common Stock by $44,600 and Paid-in Capital by $105.8 million.
In connection with the acquisition of CastlePoint in 2009, 16.9 million shares were issued to the shareholders of CastlePoint increasing Common Stock by $169,000 and Paid-in Capital by $421.5 million.
For the years ended December 31, 2010 and 2009, 242,169 and 52,310 new common shares, respectively, were issued as the result of employee stock option exercises and 355,539 and 310,208 new common shares, for the same periods, respectively, were issued as the result of restricted stock grants.
For the years ended December 31, 2010 and 2009, 77,670 and 43,820 shares, respectively, of common stock were purchased from employees in connection with the vesting of restricted stock issued under the 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of employees as permitted under the Plan in order to pay the expected amount of tax liability owed by the employees from the vesting of those shares. In addition, for the years ended December 31, 2010 and 2009, 28,833 and 11,065 shares, respectively, of common stock were surrendered as a result of restricted stock forfeitures.
Share Repurchase Program
The Board of Directors of Tower approved a $100 million share repurchase program on February 26, 2010. Purchases can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The share repurchase program has no expiration date. In the year ended December 31, 2010, 4.0 million shares of common stock were purchased under this program at an aggregate consideration of $88.0 million. As the share repurchase program began in 2010, there were no purchases in the prior years.
Dividends Declared
Dividends on common stock of $16.6 million $10.7 million and $4.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, were declared.
Note 14—Stock Based Compensation
2004 Long-Term Equity Compensation Plan
In 2004, the Company’s Board of Directors adopted and its stockholders approved a long-term incentive plan (the “Plan”).
The plan provides for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights (“SARs”), restricted stock and restricted stock unit awards, performance shares and other cash or share-based awards. The maximum amount of share-based awards authorized is 2,325,446 of which 1,213,734 are available for future grants as of December 31, 2010.
2001 Stock Award Plan
In December 2000, the Board of Directors adopted a long-term incentive plan. The plan provided for a variety of awards, including incentive or non-qualified stock options, performance shares, SARs or any combination of the foregoing. As of December 31, 2010, all shares awarded under the plan have been exercised. With the adoption of the 2004 Long-Term Incentive Compensation Plan, no further awards may be granted under the 2001 Stock Award Plan.

Tower Group, Inc.
Notes to Consolidated Financial Statements
Shares and Options Granted
The following table provides information with respect to the stock options and shares of the Company’s common stock issued (i) to the Company’s employees under the Plan and (ii) to employees and directors of companies acquired by the Company in exchange for the options and shares owned by such employees and directors in such companies at the time of acquisition.

	Year Ended December 31,
	2010	2009	2008

Granted under the Plan (excludes shares and options issued with respect to acquisitions)
Restricted stock	355,539	310,208	159,740
Stock options, at fair value	—	—	—

	355,539	310,208	159,740
Issued shares resulting from acquisitions
Restricted deferred stock	—	92,276	—
Stock options, at fair value	—	1,349,361	—

	—	1,441,637	—

Total	355,539	1,751,845	159,740

Restricted Stock
During the years ended December 31, 2010, 2009 and 2008, restricted stock shares were granted to senior officers, key employees and directors as shown in the table below. Restricted stock expense recognized for the years ended December 31, 2010, 2009 and 2008 was $4.1 million, $2.6 million and $1.3 million net of tax, respectively. The total value of restricted stock vesting was $4.7 million, $1.8 million and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The value of the unvested restricted stock outstanding as of December 31, 2010 and 2009 was $15.1 million and $11.1 million, respectively.
The following table provides an analysis of restricted stock activity for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Outstanding, January 1	474,023	$24.64	258,645	$26.05	195,468	$24.69
Granted	355,539	21.84	310,208	23.50	159,740	24.39
Vested	(209,054)	24.44	(83,765)	24.58	(81,674)	19.41
Forfeitures	(28,833)	23.20	(11,065)	26.04	(14,889)	26.88

Outstanding, December 31,	591,675	$23.10	474,023	$24.64	258,645	$26.05

SUA Restricted Deferred Stock Awards
On November 13, 2009, the date of acquisition, SUA non-vested restricted stock awards were converted into 92,276 shares of the Company’s common stock. These awards had a weighted grant date fair value of $23.74. No additional grants have been made under this plan since the date of acquisition. For the period from acquisition to December 31, 2009, 46,088 of these vested. For the year ended December 31, 2010, 41,820 of these vested resulting in 4,368 outstanding at December 31, 2010.

Tower Group, Inc.
Notes to Consolidated Financial Statements
Stock Options
The following table provides an analysis of stock option activity for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010		2009		2008
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, January 1	1,387,019	$19.62	258,530	$5.47	281,896	$5.57
Granted for acquisitions	—	—	1,349,361	22.51	—	—
Exercised	(242,169)	6.64	(52,310)	14.17	(23,366)	6.65
Forfeitures and expirations	(227,695)	31.88	(168,562)	22.70	—	—

Outstanding, December 31	917,155	$20.01	1,387,019	$19.62	258,530	$5.47

Exercisable, December 31	861,941	$20.09	1,197,459	$19.34	234,230	$5.15

Options outstanding and exercisable as of December 31, 2010 are shown on the following table:

	Options Outstanding			Options Exercisable
		Average
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

Under $10.00	27,000	3.7	$8.50	27,000	$8.50
$10.01 - $20.00	695,791	5.6	18.50	640,577	18.48
$20.01 - $30.00	188,466	7.1	26.78	188,466	26.78
$30.01 - $40.00	5,898	3.9	34.08	5,898	34.08

Total Options	917,155	5.9	$20.01	861,941	$20.09

The options granted for acquisitions in 2009 were originally issued to employees or directors of CastlePoint on four grant dates and were converted into options to acquire shares of the Company’s common stock upon the acquisition of CastlePoint. Also included in options granted for acquisition in 2009 were stock options that were originally issued to employees of SUA on seven grant dates and were converted into options to acquire shares of the Company’s common stock upon the acquisition of SUA.
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
Compensation expense (net of tax) related to stock options was $0.3 million and $1.0 million for the year ended December 31, 2010 and 2009, respectively. The intrinsic value of stock options outstanding as of December 31, 2010 was $5.4 million, of which $5.0 million was related to vested options.

Tower Group, Inc.
Notes to Consolidated Financial Statements
The total remaining compensation cost related to non-vested stock options and restricted stock awards not yet recognized in the income statement was $9.6 million of which $0.2 million was for stock options and $9.4 million was for restricted stock as of December 31, 2010. The weighted average period over which this compensation cost is expected to be recognized is 3.1 years.
Note 15—Income Taxes
The Company files a consolidated Federal income tax return. The Reciprocal Exchanges are not included in the Company’s consolidated tax return as the Company does not have an ownership interest in the Reciprocal Exchanges, and they are not a part of the consolidated tax sharing agreement.
The provision for Federal, state and local income taxes consist of the following components:

	2010
($ in thousands)	Tower	Reciprocal Exchanges	Total	2009	2008

Current Federal income tax expense (benefit)	$(8,098)	$(1,033)	$(9,131)	$54,082	$28,346
Current state income tax expense (benefit)	1,292	—	1,292	2,458	5,432
Deferred Federal and State income tax (benefit)	67,451	2,788	70,239	(5,038)	(1,676)

Provision for income taxes	$60,645	$1,755	$62,400	$51,502	$32,102

The Company’s Federal income tax benefit for the year ended December 31, 2010 includes a refund from prior year overpayments and benefits from the acceleration of depreciation for fixed assets placed in service after September 8, 2010 as allowed by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.

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

		December 31,
		2010
			Reciprocal
($ in thousands)		Tower	Exchanges	Total	2009

Deferred tax asset:
Claims reserve discount		$38,988	$3,431	$42,419	$32,477
Unearned premium		48,842	7,351	56,193	40,113
Equity compensation plans		6,391	—	6,391	7,077
Investment impairments		7,418	112	7,530	16,103
Net operating loss carryforwards		15,338	4,551	19,889	18,839
Convertible senior note and note hedge OID		1,333	—	1,333	—
Other		—	—	—	2,360

Total gross deferred tax assets		118,310	15,445	133,755	116,969
Less: valuation allowance		—	5,634	5,634	—

Total deferred tax assets		118,310	9,811	128,121	116,969

Deferred tax liability:
Deferred acquisition costs net of deferred ceding commission revenue		59,374	10,646	70,020	40,673
Depreciation and amortization		42,497	—	42,497	14,439
Net unrealized appreciation of securities		23,133	912	24,045	18,730
Accrual of bond discount		6,186	—	6,186	986
Other		8,621	1,921	10,542	384

Total deferred tax liabilities		139,811	13,479	153,290	75,212

Net deferred income tax asset (liability)		$(21,501)	$(3,668)	$(25,169)	$41,757

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Tower Group, Inc.
Notes to Consolidated Financial Statements
Preserver Group, Inc. (“PGI”), acquired by the Company in 2007 and CastlePoint and SUA, acquired in 2009, have net operating tax loss carryforwards (“NOLs”) that the Company expects will be used in the future, subject to change of ownership limitations pursuant to Section 382 of the Internal Revenue Code (“Section 382”). As of December 31, 2010, the Tower NOLs totaled $42.6 million and are related to PGI, CastlePoint and SUA for $33.4 million, $6.5 million and $2.6 million, respectively. In addition, the Reciprocal Exchanges have NOLs of $13.0 million.
Section 382 imposes annual limitations on a corporation’s ability to utilize its NOLs if it experiences an “ownership change.” As a result of the acquisitions, Preserver, CastlePoint and SUA’s NOLs are subject to annual limitations of $2.8 million, $11.1 million and $4.6 million, respectively. Any unused annual limitation may be carried over to later years. The NOLs will expire in years 2019 through 2030.
The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, including the NOLs, except for those associated with the Reciprocal Exchanges. The Company has recorded a valuation allowance of $5.6 million at December 31, 2010 to reflect the amount of the Reciprocal Exchanges’ deferred taxes that may not be realized.
As of December 31, 2010 and 2009, the Company had no material uncertain tax positions and no adjustments to liabilities or operations were required.
The Internal Revenue Service is currently performing an audit of The Company’s 2006 tax year. The audit has been extended to September 30, 2011. Additionally, in 2011 the IRS will begin an audit of CastlePoint Management and Subsidiary’s federal income tax return for the period ended February 2009. CastlePoint Re’s federal excise tax and protective income tax returns for the 2008 tax year and SUA’s federal income tax return for the 2007 tax year are still under IRS audit. However, the Company does not anticipate any material adjustments from these audits.
The provision for Federal income taxes incurred is different from that which would be obtained by applying the Federal income tax rate to net income before taxes. The items causing this difference are as follows:

	2010
		Reciprocal
($ in thousands)	Tower	Exchanges	Total	2009	2008

Federal income tax expense at
U.S. statutory rate	$62,509	$1,947	$64,456	$56,291	$31,353
Tax exempt interest	(4,685)	(193)	(4,878)	(4,159)	(1,953)
State income taxes net of Federal benefit	840	—	840	1,597	3,531
Gain on bargain purchase	—	—	—	(4,615)	—
Acquisition-related transaction costs	655	—	655	2,342	—
True-up prior year	(364)	—	(364)	—	—
Other	1,690	1	1,691	46	(829)

Provision for income taxes	$60,645	$1,755	$62,400	$51,502	$32,102

Note 16—Employee Benefit Plans
The Company maintains a defined contribution Employee Pretax Savings Plan (401(k) Plan) for its employees. The Company matches 50% of each participant’s contribution up to 8% of the participant’s eligible contribution. The Company incurred $2.7 million, $1.4 million and $1.3 million of expense in 2010, 2009 and 2008, respectively, related to the 401(k) Plan.
Supplemental Executive Retirement Plan (“SERP”)
The SERP is a non-qualified defined contribution plan effective as of January 1, 2009 that is intended to enhance retirement benefits for the Company’s most senior executives and certain other key employees. Eligibility to participate in the SERP generally requires three years of prior employment with the Company for Senior Vice Presidents and between five and 10 years of prior employment with the Company for other key employees. In 2011, it is expected that all of the Named Executive Officers other than the Chief Financial Officer (who is not yet eligible), as well as certain other key executives selected at the discretion of the Compensation Committee, will be eligible to participate in the SERP. Subject to the approval of the Compensation Committee, the Company may make annual contributions to the SERP on behalf of each participant. For the Chief Executive Officer, the current annual contribution level is intended to provide him with a target annual benefit equal to 60% of his annual

Tower Group, Inc.
Notes to Consolidated Financial Statements
cash compensation upon retirement after 30 years of service. The SERP is not a defined benefit plan and such target benefit level cannot be guaranteed. For other participants, the amount of the annual contribution is equal to 5.0% of their annual cash compensation. Company contributions for each participant remain unvested until such participant has completed 10 years of service with the Company, and vest in full upon completion of 10 years of service. The Compensation Committee has discretion to terminate the SERP at any time or to adjust upward or downward the level of the Company’s contribution each year.
Note 17—Contingencies
Legal Proceedings
On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (“TICNY”), a wholly-owned subsidiary of Tower Group, Inc., in the United States District Court for the District of New Jersey seeking, among other things, to recover $6.1 million under various retrocessional contracts pursuant to which TICNY reinsures Munich. On June 22, 2009, TICNY filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover $2.8 million under various reinsurance contracts pursuant to which Munich reinsures TICNY. A separate action commenced by Munich against TICNY on June 17, 2009 in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access to TICNY’s books and records pertaining to various quota share agreements, to which TICNY filed its answer on July 7, 2009, was subsequently dismissed pursuant to the stipulation of the parties on March 17, 2010. The parties are currently engaged in discovery and the Company is therefore unable to assess the likelihood of any particular outcome.
On May 12, 2010, Mirabilis Ventures, Inc. (“Mirabilis”) commenced an action against Specialty Underwriters’ Alliance Insurance Co. (“SUA”, now known as CastlePoint National Insurance Company (“CNIC”), a subsidiary of Tower Group, Inc.) and Universal Reinsurance Co., Ltd., an unrelated entity, in the United States District Court for the Middle District of Florida. The Complaint is based upon a Workers’ Compensation/Employer’s Liability policy issued by SUA to AEM, Inc. (“AEM”), to whose legal rights Mirabilis is alleged to have succeeded as a result of the Chapter 11 bankruptcy of AEM. The Complaint, which includes claims against SUA for breach of contract and breach of the duty of good faith, alleges that SUA failed to properly audit AEM’s operations to determine AEM’s Workers’ Compensation exposure for two policy years, in order to compute the premium owed by AEM, such that SUA owes Mirabilis the principal sum of $3.4 million for one policy year and $0.6 million for the other policy year, plus interest and costs. On July 30, 2010, CNIC filed its answer in which it asserted nine separate counterclaims, to which Mirabilis responded on September 3, 2010. Mirabilis amended its complaint on February 21, 2011. The litigation is only in its preliminary stage, and the Company is therefore unable to assess the likelihood of any particular outcome.
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

($ in thousands)	Amount

2011	$11,853
2012	8,750
2013	7,885
2014	7,804
2015	6,659
Thereafter	26,224

$69,175

Total rental expense charged to operations was $10.0 million, $7.9 million and $3.8 million in 2010, 2009 and 2008, respectively.
Assessments
Tower’s Insurance Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. The Insurance Subsidiaries are subject to assessments in New York, New Jersey and other states for various purposes, including the provision of funds necessary to fund the operations of the New York Insurance Department and

Tower Group, Inc.
Notes to Consolidated Financial Statements
the New York Property/Casualty Insurance Security Fund, which pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies and various funds administered by the New York Workers’ Compensation Board, which pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies. The Company paid $4.8 million, $4.0 million and $2.0 million in 2010, 2009 and 2008, respectively, for its proportional share of the operating expenses of the New York Insurance Department. Property casualty insurance company insolvencies or failures may result in additional security fund assessments to the Company at some future date. At this time the Company is unable to estimate the possible amounts, if any, of such assessments. Accordingly, the Company is unable to determine the impact, if any; such assessments may have on financial position or results of operations of the Company. The Company is permitted to assess premium surcharges on workers’ compensation policies that are based on statutorily enacted rates. Actual assessments have resulted in differences to the original estimates based on permitted surcharges of $4.1 million, $2.2 million and $0 million in 2010, 2009 and 2008, respectively. The Company estimates its liability for future assessments based on actual written premiums and historical rates and available information. As of December 31, 2010 the liability for the various workers’ compensation funds, which includes amounts assessed on workers’ compensation policies was $4.3 million. This amount is expected to be paid over an eighteen month period ending June 30, 2012. As of December 31, 2009, the liability for the various workers’ compensation funds was $11.6 million.
Note 18—Statutory Financial Information and Accounting Policies
United States
For regulatory purposes, the Company’s Insurance Subsidiaries prepare their statutory basis financial statements in accordance with practices prescribed or permitted by the state they are domiciled in (“statutory basis” or “SAP”). The more significant SAP variances from GAAP are as follows:
•	Policy acquisition costs are charged to operations in the year such costs are incurred, rather than being deferred and amortized as premiums are earned over the terms of the policies.

•	Ceding commission revenues are earned when ceded premiums are written except for ceding commission revenues in excess of anticipated acquisition costs, which are deferred and amortized as ceded premiums are earned. GAAP requires that all ceding commission revenues be earned as the underlying ceded premiums are earned over the term of the reinsurance agreements.

•	Certain assets including certain receivables, a portion of the net deferred tax asset, prepaid expenses and furniture and equipment are not admitted.

•	Investments in fixed-maturity securities are valued at NAIC value for statutory financial purposes, which is primarily amortized cost. GAAP requires investments in fixed-maturity securities classified as available for sale, to be reported at fair value.

•	Loss and LAE reserves are reported net of ceded reinsurance within the statutory basis financial statements. GAAP requires the reserve and reinsurance amounts to be shown gross.

•	For SAP purposes, changes in deferred income taxes relating to temporary differences between net income for financial reporting purposes and taxable income are recognized as a separate component of gains and losses in surplus rather than included in income tax expense or benefit as required under GAAP.
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
For the years ended December 31, 2010, 2009 and 2008, the Company’s Insurance Subsidiaries had SAP net income of $93.5 million, $32.8 million and $30.2 million, respectively. At December 31, 2010 and 2009 the Company’s Insurance Subsidiaries had reported SAP surplus as regards policyholders of $659.2 million and $593.9 million, respectively, as filed with the insurance regulators.

Tower Group, Inc.
Notes to Consolidated Financial Statements
The Company’s Insurance Subsidiaries paid $4.7 million, $15.0 million and $5.2 million in dividends and or return of capital to Tower in 2010, 2009 and 2008, respectively. As of December 31, 2010, the maximum distribution that Tower’s Insurance Subsidiaries could pay without prior regulatory approval was $30.8 million and the maximum return of capital available from CastlePoint Re without permission was $39.3 million.
Bermuda
CastlePoint Re is registered as a Class 3 reinsurer under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the “Insurance Act”). Under the Insurance Act, CastlePoint Re is required to prepare Statutory Financial Statements and to file a Statutory Financial Return. The Insurance Act also requires CastlePoint Re to maintain minimum share capital and surplus, and it has met these requirements as of December 31, 2010.
CastlePoint Re is also subject to dividend limitations imposed by Bermuda. Under the Companies Act 1981 of Bermuda, as amended (the “Companies Act”), we may declare or pay a dividend out of distributable reserves only if we have reasonable grounds for believing that we are, or would after the payment, be able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts.
For the year ended December 31, 2010, CastlePoint Re had statutory net income of $29.4 million and at December 31, 2010, had statutory surplus of $269.9 million.
For Bermuda registered companies, there are some differences between financial statements prepared in accordance with GAAP and those prepared on a statutory basis. Certain assets are non-admitted under Bermuda regulations. Accordingly, for Bermuda statutory reporting, deferred policy acquisition costs have been fully expensed to income and prepaid expenses and fixed assets have been removed from the statutory balance sheet.
Note 19—Fair Value of Financial Instruments
GAAP guidance requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. See “Note 3—Acquisitions” for further information about the fair value of assets and liabilities of CastlePoint, Hermitage and SUA acquired upon acquisition. The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:
Equity and fixed income investments: Fair value disclosures for investments are included in “Note 5—Investments.”
Common trust securities—statutory business trusts: The carrying values for the common trust securities are considered to approximate their fair values.
Agents’ balances receivable, assumed premiums receivable, receivable-claims paid by agency: The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values.
Convertible Senior Notes. The Notes’ fair value was $168.4 million at December 31, 2010..
Subordinated debentures: Fair value disclosures for the subordinated debt carried on the balance sheet for these financial statements are included in “Note 12 — Debt.”
Reinsurance balances payable, payable to issuing carrier and funds held: The carrying value reported in the balance sheet for these financial instruments approximates fair value.
Note 20—Earnings per Share
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

Tower Group, Inc.
Notes to Consolidated Financial Statements
The following table shows the computation of the earnings per share pursuant to the two-class method:

	Year Ended December 31,
(in thousands, except per share amounts)	2010	2009	2008

Numerator
Net income attributable to Tower Group, Inc.	$117,951	$109,330	$57,473

Denominator
Weighted average common shares outstanding	43,462	39,363	23,291
Effect of dilutive securities:
Stock options	174	205	135
Other	12	12	59

Weighted average common and potential dilutive shares outstanding	43,648	39,580	23,485

Earnings per share attributable to Tower stockholders — basic
Common stock:
Distributed earnings	$0.39	$0.26	$0.20
Undistributed earnings	2.32	2.52	2.27

Total	2.71	2.78	2.47

Earnings per share attributable to Tower stockholders — diluted	$2.70	$2.76	$2.45

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For the years ended December 31, 2010, 2009 and 2008, 193,000, 401,700 and 0, respectively, options and other common stock equivalents to purchase Tower shares were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price.
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

Tower Group, Inc.
Notes to Consolidated Financial Statements
Business segments results are as follows:

	Year Ended December 31,
($ in thousands)	2010	2009	2008

Commercial Insurance Segment
Revenues
Premiums earned	$941,015	$738,217	$261,341
Ceding commission revenue	31,998	39,355	67,914
Policy billing fees	2,742	2,215	1,344

Total revenues	975,755	779,787	330,599

Expenses
Loss and loss adjustment expenses	589,322	406,728	138,864
Underwriting expenses	334,855	273,746	144,850

Total expenses	924,177	680,474	283,714

Underwriting profit	$51,578	$99,313	$46,885

Personal Insurance Segment
Revenues
Premiums earned	$351,654	$116,494	$53,210
Ceding commission revenue	6,070	4,582	11,248
Policy billing fees	3,513	729	660

Total revenues	361,237	121,805	65,118

Expenses
Loss and loss adjustment expenses	194,701	68,769	23,875
Underwriting expenses	135,923	52,580	32,924

Total expenses	330,624	121,349	56,799

Underwriting profit	$30,613	$456	$8,319

Tower	$26,390	$456	$8,319
Reciprocal Exchanges	4,223	—	—

Total underwriting profit	$30,613	$456	$8,319

Insurance Services Segment
Revenues
Direct commission revenue from managing general agency	$(881)	$1,583	$58,215
Management fee income	18,185	—	—
Other revenue	350	2,073	9,294
Reinsurance intermediary fees	2,269	1,488	990

Total revenues	19,923	5,144	68,499

Expenses
Direct commission expense paid to producers	327	1,707	26,798
Other insurance services expenses	5,433	2,576	17,738

Total expenses	5,760	4,283	44,536

Insurance services pretax income	$14,163	$861	$23,963

Tower Group, Inc.
Notes to Consolidated Financial Statements
The following table reconciles revenue by segment to consolidated revenues:

	Year Ended December 31,
($ in thousands)	2010	2009	2008

Commercial insurance segment	$975,755	$779,787	$330,599
Personal insurance segment	361,237	121,805	65,118
Insurance services segment	19,923	5,144	68,499

Total segment revenues	1,356,915	906,736	464,216
Elimination of management fee income	(17,754)	—	—
Net investment income	106,090	74,866	34,568
Net realized gains (losses) on investments, including other-than-temporary impairments	13,483	1,501	(14,354)

Consolidated revenues	$1,458,734	$983,103	$484,430

The following table reconciles the results of the Company’s individual segments to consolidated income before income taxes:

	Year Ended December 31,
($ in thousands)	2010	2009	2008

Commercial insurance segment underwriting profit	$51,578	$99,313	$46,885
Personal insurance segment underwriting profit	30,613	456	8,319
Insurance services segment pretax income	14,163	861	23,963
Net investment income	106,090	74,866	34,568
Net realized gains on investments, including other-than-temporary impairments	13,483	1,501	(14,354)
Corporate expenses	(4,176)	(3,802)	(1,626)
Acquisition-related transaction costs	(2,369)	(14,038)	—
Interest expense	(24,594)	(18,122)	(8,449)
Other income (expense)	(466)	19,797	269

Income before income taxes	$184,322	$160,832	$89,575

Note 22—Unaudited Quarterly Financial Information
The following table presents the unaudited quarterly financial information for the Company:

	2010
($ in thousands, except per share amounts)	First	Second	Third	Fourth	Total

Revenues	$303,476	$311,777	$423,718	$419,763	$1,458,734
Net Income attributable to Tower Group, Inc.	17,472	28,256	33,707	38,516	117,951
Net income per share attributable to Tower stockholders:
Basic (1)	$0.39	$0.64	$0.79	$0.93	$2.71
Diluted (1)	$0.38	$0.63	$0.78	$0.92	$2.70

	2009
	First	Second	Third	Fourth	Total

Revenues	$200,322	$254,983	$256,340	$271,458	$983,103
Net Income attributable to Tower Group, Inc.	17,976	30,627	29,978	30,749	109,330
Net income per share attributable to Tower stockholders:
Basic (1)	$0.53	$0.76	$0.74	$0.72	$2.78
Diluted (1)	$0.53	$0.75	$0.74	$0.72	$2.76

(1)	Since the weighted-average shares for the quarters are calculated independently of the weighted-average shares for the year, quarterly earnings per share may not total to annual earnings per share.

Item 9. Changes In And Disagreements With Accountants Or Accounting And Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), concluded that the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2010.
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
On July 1, 2010, we completed the acquisition of OBPL. We are in the process of integrating OBPL’s operations, including internal controls over financial reporting, and extending our Section 404 compliance program to this business. OBPL accounted for 20.2% of assets and 7.9% of total revenues of the Company as of and for the year ended December 31, 2010.
Management has assessed its internal controls over financial reporting as of December 31, 2010 in relation to criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment under those criteria, Tower’s management concluded that its internal control over financial reporting was effective as of December 31, 2010.
(c) Attestation report of the Company’s registered public accounting firm
PricewaterhouseCoopers LLP, an independent registered public accounting firm, which audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on the Company’s internal control over financial reporting which appears on page F-2 of this report.
(d) Changes in internal control over financial reporting
On July 1, 2010, we completed the acquisition of OBPL. We are in the process of integrating OBPL’s operations, including internal controls over financial reporting, and extending our Section 404 compliance program to this business.
On November 13, 2009, we completed our acquisition of SUA. SUA has been fully integrated into our Sarbanes-Oxley program for internal controls over financial reporting and Section 404 compliance as of December 31, 2010.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant
The information called for by this Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the company’s fiscal year ended December 31, 2010, and such information is incorporated herein by reference.
The Company has adopted a Code of Business Conduct and Ethics and posted it on its website http://www.twrgrp.com/under Investor Information and then under Corporate Governance.
Item 11. Executive Compensation
The information called for by this item will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2010, and such information is incorporated herein by reference.
Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2010, and such information is incorporated herein by reference.
Item 13. Certain Relationships And Related Transactions, And Director Independence
The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2010, and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees And Services
The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2010, and such information is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
A.	(1)	The financial statements and notes to financial statements are filed as part of this report in “Item 8. Financial Statements and Supplementary Data.”
(2)	The financial statement schedules are listed in the Index to Consolidated Financial Statement Schedules.

(3)	The exhibits are listed in the Index to Exhibits
The following entire exhibits are included:

Exhibit 21.1	Subsidiaries of Tower Group, Inc.

Exhibit 23.1	Consent of PricewaterhouseCoopers LLP

Exhibit 23.2	Consent of Johnson Lambert & Co. LLP

Exhibit 31.1	Certification of CEO to Section 302(a)

Exhibit 31.2	Certification of CFO to Section 302(a)

Exhibit 32	Certification of CEO and CFO to Section 906

The following exhibits are filed electronically herewith:

EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower Group, Inc.
Registrant

Date: March 1, 2011	/s/ Michael H. Lee
Michael H. Lee
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ MICHAEL H. LEE Michael H. Lee	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2011

/s/ WILLIAM E. HITSELBERGER William E. Hitselberger	Senior Vice President, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	March 1, 2011

/s/ CHARLES A. BRYAN Charles A. Bryan	Director	March 1, 2011

/s/ WILLIAM W. FOX, JR. William W. Fox, Jr.	Director	March 1, 2011

/s/ WILLIAM A. ROBBIE William A. Robbie	Director	March 1, 2011

/s/ STEVEN W. SCHUSTER Steven W. Schuster	Director	March 1, 2011

/s/ ROBERT S. SMITH Robert S. Smith	Director	March 1, 2011

/s/ JAN R. VAN GORDER Jan R. Van Gorder	Director	March 1, 2011

/s/ AUSTIN P. YOUNG, III Austin P. Young, III	Director	March 1, 2011

Tower Group, Inc.

Tower Group, Inc.
Schedule I — Summary of Investments — Other Than Investments in Related Parties

	December 31, 2010
			Amount
		Fair	Reflected on
($ in thousands)	Cost	Value	Balance Sheet

Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$203,564	$205,482	$205,482
Corporate securities	852,287	883,570	883,570
Mortgage-backed securities	707,294	739,853	739,853
Municipal securities	544,019	553,706	553,706

Total fixed maturities	2,307,164	2,382,611	2,382,611
Preferred stocks	36,489	38,255	38,255
Common stock:
Public utilities
Industrial, miscellaneous and all other	54,729	52,062	52,062

Total equities	91,218	90,317	90,317

Short-term investments	1,560	1,560	1,560

Total investments	$2,399,942	$2,474,488	$2,474,488

	December 31, 2009
			Amount
		Fair	Reflected on
($ in thousands)	Cost	Value	Balance Sheet

Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$113,344	$113,272	$113,272
Corporate securities	589,973	615,122	615,122
Mortgage-backed securities	517,596	529,486	529,486
Municipal securities	508,204	525,716	525,716

Total fixed maturities	1,729,117	1,783,596	1,783,596
Preferred stocks	77,536	76,290	76,290
Common stock:
Public utilities
Industrial, miscellaneous and all other	515	443	443

Total equities	78,051	76,733	76,733

Short-term investments	36,500	36,500	36,500

Total investments	$1,843,668	$1,896,829	$1,896,829

Tower Group, Inc.
Schedule II — Condensed Financial Information of the Registrant
Condensed Balance Sheets

	December 31,
($ in thousands)	2010	2009

Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $23,135,290 and $0)	$22,785	$—
Cash and cash equivalents	3,390	18,619
Investment in subsidiaries	1,255,852	1,118,491
Federal and state taxes recoverable	6,102	—
Investment in statutory business trusts, equity method	2,664	2,664
Due from affiliate	1,662	784
Other assets	34,381	12,316

Total assets	$1,326,836	$1,152,874

Liabilities
Accounts payable and accrued expenses	$3,470	$3,314
Deferred rent liability	5,652	6,032
Federal and state income taxes payable	—	2,714
Deferred income taxes	2,204	1,649
Debt	227,872	88,664

Total liabilities	239,198	102,373

Stockholders’ equity	1,087,638	1,050,501

Total liabilities and stockholders’ equity	$1,326,836	$1,152,874

Tower Group, Inc.
Schedule II — Condensed Financial Information of the Registrant
Condensed Statements of Income and Comprehensive Income

	Year Ended December 31,
($ in thousands)	2010	2009	2008

Revenues
Net realized gains (losses) on investments	$201	$—	$—
Investment income	1,000	3,216	774
Equity in net earnings of subsidiaries	134,173	118,983	62,135

Total revenues	135,374	122,199	62,909
Expenses
Other operating expenses	6,178	2,302	1,626
Interest expense	9,683	6,112	6,950

Total expenses	15,861	8,414	8,576
Other Income
Equity income in unconsolidated affiliate	—	(777)	269
Gain on investment in acquired unconsolidated affiliate	—	7,388	—
Acquisition related transaction costs	(2,369)	(13,989)	—

Income before income taxes	117,144	106,407	54,602
Provision/(benefit) for income taxes	(807)	(2,923)	(2,871)

Net income	$117,951	$109,330	$57,473

Gross unrealized investment holding gains (losses) arising during the period	34,869	108,879	(56,098)
Cumulative effect of adjustment resulting from adoption of new accounting guidance	—	(2,497)	—
Gross unrealized gain on interest rate swaps	3,223	—	—
Equity in net unrealized gains in investment in unconsolidated affiliates’ investment portfolio	—	3,124	(3,142)
Less: reclassification adjustment for (gains) losses included in net income	(13,483)	(1,501)	14,354
Income tax (expense) benefit related to items of other comprehensive income	(8,613)	(37,700)	15,710
Net amount allocable to Reciprocal Exchanges	2,306	—	—

Comprehensive income	$136,253	$179,635	$28,297

Tower Group, Inc.
Schedule II — Condensed Financial Information of the Registrant
Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2010	2009	2008

Cash flows provided by (used in) operating activities:
Net income	$117,951	$109,330	$57,473
Adjustments to reconcile net income to net cash provided by (used) in operations:
(Gain) on sale of investments	(201)	—	—
Dividends received from consolidated subsidiaries	12,200	8,000	12,400
Equity in undistributed net income of subsidiaries	(134,173)	(118,983)	(62,135)
Depreciation and amortization	1,627	1,018	1,021
Amortization of bond premium or discount	711	—	—
Amortization of restricted stock	8,694	5,608	2,480
Deferred income tax	6,033	(4,652)	564
Excess tax benefits from share-based payment arrangements	1,302	(191)	(175)
(Increase) decrease in assets:
Investment income receivable	(315)	—	—
Federal and state income tax recoverable	(8,817)	4,674	1,891
Equity loss (income) in unconsolidated affiliate	—	777	(269)
Other assets	(11,196)	(640)	(8,571)
(Increase) decrease in liabilities:
Accounts payable and accrued expenses	156	2,644	(1,507)
Deferred rent	(380)	(380)	(380)
Other-net	—	—	448

Net cash flows provided by operations	(6,408)	7,205	3,240
Cash flows provided by (used in) investing activities:
Acquisition of OneBeacon	(2)	—	—
Acquisition of AequiCap II	(12,000)	—	—
Sale or maturity — fixed-maturity securities	65,294	—	—
Purchase of fixed assets	—	(12)	(182)
Purchase — fixed-maturity securities	(90,200)	—	—

Net cash flows used in investing activities	(36,908)	(12)	(182)
Cash flows provided by (used in) financing activities:
Proceeds from credit facility borrowings	56,000	—	—
Repayment of credit facility borrowings	(56,000)	—	—
Proceeds from convertible senior notes	145,634	—	—
Payment for convertible senior notes hedge	(15,300)	—	—
Proceeds from issuance of warrants	3,800	—	—
Exercise of stock options and warrants	1,589	741	179
Excess tax benefits from share-based payment arrangements	(1,302)	191	175
Treasury stock acquired-net employee share-based compensation	(1,749)	(1,058)	(533)
Repurchase of common stock	(88,034)	—	—
Dividends paid	(16,551)	(10,740)	(4,608)

Net cash flows provided by (used in) financing activities	28,087	(10,865)	(4,787)

Increase (decrease) in cash and cash equivalents	(15,229)	(3,672)	(1,729)
Cash and cash equivalents, beginning of year	18,619	22,291	24,020

Cash and cash equivalents, end of year	$3,390	$18,619	$22,291

Tower Group, Inc.
Schedule III — Supplementary Insurance Information

	Deferred	Gross
	Acquisition	Future
	Cost, Net of	Policy
	Deferred	Benefits,			Benefits,
	Ceding	Losses and	Gross		Losses and			Net
	Commission	Loss	Unearned	Net Earned	Loss	Amortization	Operating	Premiums
($ in thousands)	Revenue	Expenses	Premiums	Premiums	Expenses	of DAC	Expenses	Written

2010
Commercial Insurance	$158,346	$932,317	$541,809	$941,015	$589,322	$(283,021)	$143,504	$987,260
Personal Insurance	84,478	678,104	330,217	351,654	194,701	(108,701)	61,178	326,804

Total	$242,824	$1,610,421	$872,026	$1,292,669	$784,023	$(391,722)	$204,682	$1,314,064

2009
Commercial Insurance	$140,795	$1,074,676	$557,368	$738,217	$406,727	$(227,163)	$99,641	$730,862
Personal Insurance	29,857	57,313	101,572	116,494	68,770	(48,172)	23,827	155,327

Total	$170,652	$1,131,989	$658,940	$854,711	$475,497	$(275,335)	$123,468	$886,189

2008
Commercial Insurance	$44,987	$490,095	$267,025	$261,341	$138,864	$(91,149)	$60,434	$286,596
Personal Insurance	8,094	44,896	61,822	53,210	23,875	(16,399)	11,693	57,447

Total	$53,081	$534,991	$328,847	$314,551	$162,739	$(107,548)	$72,127	$344,043

Tower Group , Inc.
Schedule IV — Reinsurance

					Percentage of
		Ceded to	Assumed from		Amount
	Direct	Other	Other	Net	Assumed to
($ in thousands)	Amount	Companies	Companies	Amount	Net

Year ended December 31, 2010
Premiums
Property and casualty insurance	$1,432,177	$182,307	$64,194	$1,314,064	$4.9%
Accident and health insurance	—	—	—	—	0.0%

Total Premiums	$1,432,177	$182,307	$64,194	$1,314,064	$4.9%

Year ended December 31, 2009
Premiums
Property and casualty insurance	$989,771	$184,528	$80,946	$886,189	$9.13%
Accident and health insurance	—	—	—	—	0.00%

Total Premiums	$989,771	$184,528	$80,946	$886,189	$9.13%

Year ended December 31, 2008
Premiums
Property and casualty insurance	$627,319	$290,777	$7,501	$344,043	$2.18%
Accident and health insurance	—	—	—	—	0.00%

Total Premiums	$627,319	$290,777	$7,501	$344,043	$2.18%

Tower Group, Inc.
Schedule V — Valuation and Qualifying Accounts

	Balance,			Balance,
	Beginning of			End of
($ in thousands)	Period	Additions	Deletions	Period

Year ended December 31, 2010
Premiums receivable	$1,272	$2,635	$(1,788)	$2,119
Deferred income taxes, net	—	5,634	—	5,634

Year ended December 31, 2009
Premiums receivable	550	1,671	(949)	1,272

Year ended December 31, 2008
Premiums receivable	204	707	(361)	550

Tower Group, Inc.
Schedule VI — Supplemental Information Concerning Insurance Operations

							Claims and Claims
		Reserves					Adjustment Expenses
		For Unpaid					Incurred and Related to
		Claims and								Paid Claims
	Deferred	Claim				Net			Amortization	and Claim	Net
	Acquisition	Adjustment	Discounted	Unearned	Earned	Investment	Current	Prior	of	Adjustment	Premiums
$ in thousands)	Cost	Expenses	Reserves	Premium	Premium	Income	Year	Years	DAC	Expenses	Written

2010
Consolidated Insurance Subsidiaries	$242,824	$1,610,421	$3,674	$872,026	$1,292,669	$106,090	$796,313	$(12,290)	$(391,722)	$740,722	$1,314,064
2009
Consolidated Insurance Subsidiaries	$170,652	$1,131,989	$4,518	$658,940	$854,711	$74,866	$477,757	$(2,260)	$(275,336)	$405,935	$886,189
Unconsolidated affiliate (1) (2)	—	—	—	—	2,627	2,098	2,105	(20)	914	967	1,375
2008
Consolidated Insurance Subsidiaries	$53,080	$534,991	$—	$328,847	$314,551	$34,568	$171,616	$(8,877)	$(107,547)	$161,635	$344,043
Unconsolidated affiliate (1)	5,452	18,232	—	17,541	29,663	1,968	17,376	86	(12,214)	8,365	31,242

(1)	Information relates to CastlePoint Holdings, Ltd. (“CP”)

(2)	The Company acquired CP on February 5, 2009. These are amounts for the period ended February 5, 2009 or for the period from January 1, 2009 — February 5, 2009. Subsequent to February 5, 2009, CP amounts are included with consolidated insurance subsidiaries.

The exhibits listed below and designated with an asterisk are filed with this report. The exhibits listed below and designated with two asterisks are submitted electronically herewith. The exhibits listed below and not so designated are incorporated by reference to the documents following the descriptions of the exhibits.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of August 4, 2008, by and among Tower Group, Inc., Ocean I Corporation and CastlePoint Holdings, Ltd., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on August 6, 2008

2.2	Agreement and Plan of Merger, dated as of June 21, 2009, by and among Tower Group, Inc., Tower S.F. Merger Corporation and Specialty Underwriters’ Alliance, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8 filed on June 22, 2009

2.3	Amended and Restated Agreement and Plan of Merger, dated as of June 21, 2009, by and among Tower Group, Inc., Tower S.F. Merger Corporation and Specialty Underwriters’ Alliance, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on July 23, 2009

2.4	Purchase Agreement, dated as of February 2, 2010, by and among Tower Group, Inc., OneBeacon Insurance Group, Ltd., OneBeacon Insurance Group LLC, OneBeacon America Insurance Company, The Employers’ Fire Insurance Company, The Camden Fire Insurance Association, Homeland Insurance Company of New York, OneBeacon Insurance Company, OneBeacon Midwest Insurance Company, Pennsylvania General Insurance Company and The Northern Assurance Company of America, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 3, 2010

3.1	Amended and Restated Certificate of Incorporation of Tower Group, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-115310) filed on July 23, 2004

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Tower Group, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (No. 333-115310) filed on February 5, 2009

3.3	Certificate of Designations of Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 8, 2006

3.4	Certificate of Designations of Series A-1 Preferred Stock of Tower Group, Inc. incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007

3.5	Amended and Restated By-laws of Tower Group, Inc. as amended October 24, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 26, 2007

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004

4.2	Warrant issued to Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

4.3	Indenture, dated as of September 20, 2010, between Tower Group, Inc. and U.S. Bank National Association relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 20, 2010

4.4	Base Call Option Confirmation, dated as of September 14, 2010, between Bank of America, N.A. and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 20, 2010

4.5	Base Call Option Confirmation, dated as of September 14, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 20, 2010

4.6	Additional Call Option Confirmation, dated as of September 15, 2010, between Bank of America, N.A. and Tower Group, Inc relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 20, 2010

4.7	Additional Call Option Confirmation, dated as of September 15, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 20, 2010

4.8	Base Warrant Confirmation, dated as of September 14, 2010, between Bank of America, N.A. and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on September 20, 2010

4.9	Base Warrant Confirmation, dated as of September 14, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on September 20, 2010

4.10	Additional Warrant Confirmation, dated as of September 15, 2010, between Bank of America, N.A. and Tower Group, Inc relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on September 20, 2010

Exhibit
Number	Description of Exhibits
4.11	Additional Warrant Confirmation, dated as of September 15, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on September 20, 2010

9.1	Voting Agreement, dated August 4, 2008, between Tower Group, Inc. and Michael H. Lee, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2008

10.1	Employment Agreement, dated as of August 1, 2004, by and between Tower Group, Inc. and Michael H. Lee, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.2	Employment Agreement, dated as of November 19, 2009, by and between Tower Group, Inc. and William E. Hitselberger, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2009

10.3	Employment Agreement, dated as of July 23, 2007, by and between Tower Group Inc. and Gary S. Maier, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007

10.4	2004 Long-Term Equity Compensation Plan, as amended and restated effective May 15, 2008, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-115310) filed on June 20, 2008

10.5	2001 Stock Award Plan, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.6	2000 Deferred Compensation Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004

10.7	Amended & Restated Declaration of Trust, dated as of May 15, 2003, by and between Tower Group, Inc., Tower Statutory Trust I and U.S. Bank National Association, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.8	Indenture, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.9	Guarantee Agreement, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.10	Amended and Restated Trust Agreement, dated as of September 30, 2003, by and between Tower Group, Inc., JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association and Michael H. Lee, Steven G. Fauth and Francis M. Colalucci as Administrative Trustees of Tower Group Statutory Trust II, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.11	Junior Subordinated Indenture, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.12	Guarantee Agreement, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.13	Service and Expense Sharing Agreement, dated as of December 28, 1995, by and between Tower Insurance Company of New York and Tower Risk Management Corp., incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.14	Real Estate Lease and amendments thereto, by and between Broadpine Realty Holding Company, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004

10.15	Third Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC executed September 1, 2005, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on August 26, 2005

10.16	License and Services Agreement, dated as of June 11, 2002, by and between AgencyPort Insurance Services, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.17	Agreement, dated as of April 17, 1996, between Morstan General Agency, Inc. and Tower Risk Management Corp., incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.18	Amended and Restated Declaration of Trust, dated December 15, 2004, by and among Wilmington Trust Company, as Institutional Trustee; Wilmington Trust Company, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on December 20, 2004

Exhibit
Number	Description of Exhibits
10.19	Indenture between Tower Group, Inc. and Wilmington Trust Company, as Trustee, dated December 15, 2004, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 20, 2004

10.20	Guarantee Agreement dated December 15, 2004, by and between Tower Group, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 20, 2004

10.21	Amended and Restated Declaration of Trust, dated December 21, 2004, by and among JPMorgan Chase Bank, National Association, as Institutional Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on December 23, 2004

10.22	Indenture between Tower Group, Inc. and JPMorgan Chase Bank, National Association, as Trustee, dated December 21, 2004, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 23, 2004

10.23	Guarantee Agreement dated December 21, 2004, by and between Tower Group, Inc. and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 23, 2004

10.24	Amended and Restated Declaration of Trust, dated March 31, 2006, by and among Wells Fargo Bank, National Association, as Institutional Trustee; Wells Fargo Delaware Trust Company, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on April 6, 2006

10.25	Indenture between Tower Group, Inc. and Wells Fargo Bank, National Association, as Trustee, dated March 31, 2006, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on April 6, 2006

10.26	Guarantee Agreement dated March 31, 2006, by and between Tower Group, Inc. and Wells Fargo Delaware Trust Company, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on April 6, 2006

10.27	Stock Purchase Agreement by and among Tower Group, Inc. and Preserver Group, Inc. dated November 13, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006

10.28	Exchange Agreement by and among Tower Group, Inc. and CastlePoint Management Corp. dated January 11, 2007 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007

10.29	Master Agreement dated April 4, 2006 by and among Tower Group, Inc., Tower Insurance Company of New York, Tower National Insurance Company, CastlePoint Holdings, Ltd. and CastlePoint Management Corp. incorporated by reference to Exhibit 10.1to the Company’s Current Report on Form 8-K filed on January 22, 2007

10.30	Addendum No. 1 to the Master Agreement by and among Tower Group, Inc. and CastlePoint Holdings, Ltd. incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2007

10.31	Amended and Restated Declaration of Trust, dated January 25, 2007, by and among Wilmington Trust, as Institutional Trustee and as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Stephen L. Kibblehouse, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on January 26, 2007

10.32	Indenture between Tower Group, Inc. and Wilmington Trust Company, as Trustee, dated January 25, 2007, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on January 26, 2007

10.33	Guarantee Agreement dated January 25, 2007, by and between Tower Group, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on January 26, 2007

10.34	Management Agreement, dated July 1, 2007, by and between CastlePoint Insurance Company and Tower Risk Management Corp., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007

10.35	Fourth Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC dated July 25, 2006, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on March 14, 2008

10.36	Fifth Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC dated December 20, 2006, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on March 14, 2008

10.37	Service Agreement dated May 1, 2007 by and among Tower Risk Management Corp. and CastlePoint Management Corp. , incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed on March 14, 2008

10.38	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2008

10.39	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan Performance Shares Award Agreement,

Exhibit
Number	Description of Exhibits
incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on March 16, 2009

10.40	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan, as amended and restated effective May 15, 2008, Restricted Stock Units Award Agreement, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on March 14, 2008

10.41	Stock Purchase Agreement dated August 27, 2008 between CastlePoint Reinsurance Company, Ltd., HIG, Inc. and Brookfield US Corporation, incorporated by reference to Exhibit 2.1 to CastlePoint Holdings, Ltd.’s Current Report on Form 8-K filed on September 2, 2008

10.42	Asset Purchase Agreement, dated as of August 26, 2008, by and among CastlePoint Reinsurance Company, Ltd., Tower Insurance Company of New York, Tower National Insurance Company, Preserver Insurance Company, Mountain Valley Insurance Company, North East Insurance Company and Tower Risk Management Corp., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 27, 2008

10.43	Limited Waiver Agreement, dated as of August 26, 2008, by and among Tower Group, Inc., Ocean I Corporation and CastlePoint Holdings, Ltd., incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed August 27, 2008

10.44	Parent Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 10.32 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007

10.45	Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.33 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007

10.46	Indenture, dated as of December 1, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.34 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007

10.47	Amended and Restated Declaration of Trust, dated as of December 1, 2006, among Wilmington Trust Company as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, CastlePoint Management Corp., as Sponsor, and Joel Weiner, James Dulligan and Roger Brown, as Administrators, incorporated by reference to Exhibit 10.35 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007

10.48	Parent Guarantee Agreement, dated as of December 14, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 10.36 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007

10.49	Guarantee Agreement of CastlePoint Management Corp., dated as of December 14, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.37 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007

10.50	Indenture, dated as of December 14, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.38 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007

10.51	Amended and Restated Declaration of Trust, dated as of December 14, 2006, among Wilmington Trust Company as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, CastlePoint Management Corp., as Sponsor, and Joel Weiner, James Dulligan and Roger Brown, as Administrators, incorporated by reference to Exhibit 10.39 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007

10.52	CastlePoint Holdings, Ltd. 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.4 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006

10.53	Amendment No. 1 to CastlePoint Holdings, Ltd. 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 4.5 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-8 (File No. 333-134628) filed on December 5, 2007

10.54	Form of Stock Option Agreement for Executive Employee Recipients of Options under 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.5 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006

10.55	Form of Stock Option Agreement for Non-Employee Director Recipients of Options under 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.6 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006

10.56	Indenture between CastlePoint Bermuda Holdings, Ltd. and Wilmington Trust Company, as Trustee, dated September 27, 2007, incorporated by reference to Exhibit 4.1 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007

10.57	Guarantee Agreement dated September 27, 2007 by and between CastlePoint Bermuda Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 4.2 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007

Exhibit
Number	Description of Exhibits
10.58	Amended and Restated Declaration of Trust, dated September 27, 2007, by Wilmington Trust, as Institutional

Trustee and as Delaware Trustee; CastlePoint Bermuda Holdings, Ltd. as Sponsor, and Trust Administrators Roger A. Brown, Joel S. Weiner and James Dulligan, incorporated by reference to Exhibit 4.3 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007

10.59	Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, dated September 27, 2007 by CastlePoint Bermuda Holdings, Ltd. in favor of Wilmington Trust Company as institutional trustee, incorporated by reference to Exhibit 4.4 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007

10.60	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company), incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K filed on March 16, 2009

10.61	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of December 14, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company), incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K filed on March 16, 2009

10.62	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of November 8, 2007, between CastlePoint Holdings, Ltd. and Wilmington Trust Company), incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K filed on March 16, 2009

10.63	Separation Agreement, dated as of February 27, 2009, by and between Tower Group, Inc. and Patrick J. Haveron, incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed on March 16, 2009

10.64	Consulting Agreement, dated as of February 27, 2009, by and between Tower Group, Inc. and Patrick J. Haveron, incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K filed on March 16, 2009

10.65	Letter of Amendment dated February 23, 2009 to Stock Purchase Agreement dated August 27, 2008 between CastlePoint Reinsurance Company, Ltd., HIG, Inc. and Brookfield US Corporation, incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K filed on March 16, 2009

10.66	Credit Agreement dated as of May 14, 2010 by and among Tower Group, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, PNC Bank, National Association, J.P. Morgan Securities Inc. and Banc of America Securities LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2010

16.1	Letter from Johnson, Lambert & Co. LLP regarding change in certifying accountant, incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on March 5, 2010

21.1	Subsidiaries of the registrant*

23.1	Consent of PricewaterhouseCoopers LLP*

23.2	Consent of Johnson Lambert & Co LLP*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael H. Lee*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William E. Hitselberger*

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

EX -101	INSTANCE DOCUMENT**

EX -101	SCHEMA DOCUMENT**

EX -101	CALCULATION LINKBASE DOCUMENT**

EX -101	LABELS LINKBASE DOCUMENT**

EX -101	PRESENTATION LINKBASE DOCUMENT**

EX -101	DEFINITION LINKBASE DOCUMENT**