Form 10-Q
period 2011-03-31
Tower Group, Inc.
filed 2011-05-10
CIK 1289592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934
For the quarterly period ended March 31, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,334,145 shares of common stock, par value $0.01 per share, as of May 5, 2011.

Tower Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2011

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Tower Group, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
($ in thousands, except par value and share amounts)	2011	2010

Assets
Investments — Tower
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $2,035,939 and $1,968,670)	$2,096,414	$2,041,557
Equity securities (cost of $91,103 and $91,218)	92,673	90,317
Short-term investments (cost of $0 and $1,560)	—	1,560
Investments — Reciprocal Exchanges
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $283,958 and $338,494)	287,398	341,054
Equity securities (cost of $1,965 and $0)	2,342	—

Total investments	2,478,827	2,474,488
Cash and cash equivalents (includes $592 and $2,796 relating to Reciprocal Exchanges)	71,048	102,877
Investment income receivable (includes $2,538 and $3,021 relating to Reciprocal Exchanges)	26,486	23,562
Premiums receivable (includes $36,673 and $53,953 relating to Reciprocal Exchanges)	363,996	387,584
Reinsurance recoverable on paid losses (includes $2,487 and $2,167 relating to Reciprocal Exchanges)	20,394	18,214
Reinsurance recoverable on unpaid losses (includes $11,757 and $15,092 relating to Reciprocal Exchanges)	290,352	282,682
Prepaid reinsurance premiums (includes $16,460 and $17,919 relating to Reciprocal Exchanges)	63,288	77,627
Deferred acquisition costs, net (includes $14,166 and $18,206 relating to Reciprocal Exchanges)	160,863	164,123
Deferred income taxes (includes $0 and $788 relating to Reciprocal Exchanges)	—	2,245
Intangible assets (includes $5,338 and $5,504 relating to Reciprocal Exchanges)	121,595	123,820
Goodwill	250,103	250,103
Other assets (includes $15,277 and $5,808 relating to Reciprocal Exchanges)	283,566	230,405

Total assets	$4,130,518	$4,137,730

Liabilities
Loss and loss adjustment expenses (includes $161,952 and $175,023 relating to Reciprocal Exchanges)	$1,616,727	$1,610,421
Unearned premium (includes $107,862 and $123,949 relating to Reciprocal Exchanges)	837,910	872,026
Reinsurance balances payable (includes $1,459 and $3,402 relating to Reciprocal Exchanges)	18,040	35,037
Funds held under reinsurance agreements	99,704	93,153
Other liabilities (includes $12,539 and $9,384 relating to Reciprocal Exchanges)	94,465	84,989
Deferred income taxes (includes $1,070 and $0 relating to Reciprocal Exchanges)	4,132	—
Debt	391,907	374,266

Total liabilities	3,062,885	3,069,892
Contingencies (Note 13)	—	—
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 46,379,344 and 45,742,342 shares issued, and 41,329,777 and 41,485,678 shares outstanding)	464	457
Treasury stock (5,049,567 and 4,256,664 shares)	(110,736)	(91,779)
Paid-in-capital	765,407	763,064
Accumulated other comprehensive income	43,080	48,883
Retained earnings	344,945	324,376

Tower Group, Inc. stockholders’ equity	1,043,160	1,045,001

Noncontrolling interests — Reciprocal Exchanges	24,473	22,837

Total stockholders’ equity	1,067,633	1,067,838

Total liabilities and stockholders’ equity	$4,130,518	$4,137,730

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2011	2010

Revenues
Net premiums earned	$379,795	$268,046
Ceding commission revenue	8,181	10,188
Insurance services revenue	602	556
Policy billing fees	2,178	771
Net investment income	32,378	23,175
Net realized investment gains (losses)
Other-than-temporary impairments	(168)	(6,146)
Portion of loss recognized in other comprehensive income	24	3,215
Other net realized investment gains	7,504	3,671

Total net realized investment gains	7,360	740

Total revenues	430,494	303,476
Expenses
Loss and loss adjustment expenses	240,176	169,337
Direct and ceding commission expense	76,603	58,045
Other operating expenses	66,339	51,008
Acquisition-related transaction costs	12	857
Interest expense	8,100	4,881

Total expenses	391,230	284,128
Other income (expense)
Other expense	—	(466)

Income before income taxes	39,264	18,882
Income tax expense	12,758	5,830

Net income	$26,506	$13,052
Less: Net income attributable to Reciprocal Exchanges	821	—

Net income attributable to Tower Group, Inc.	$25,685	$13,052

Net income	$26,506	$13,052
Gross unrealized investment holding gains (losses) arising during periods	(1,325)	23,811
Gross unrealized gains on interest rate swaps	938	—
Less: Reclassification adjustment for gains included in net income	(7,360)	(740)
Income tax (expense) related to items of other comprehensive income	2,759	(7,594)

Comprehensive income	$21,518	$28,529
Less: Comprehensive income attributable to Reciprocal Exchanges	815	—

Comprehensive income attributable to Tower Group, Inc.	20,703	28,529

Earnings per share attributable to Tower stockholders:
Basic	$0.61	$0.29
Diluted	$0.61	$0.29

Weighted average common shares outstanding:
Basic	41,794	45,204
Diluted	41,930	45,406

Dividends declared and paid per common share	$0.13	$0.07

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated		Noncontrolling
					Other		Interests -	Total
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Reciprocal	Stockholders’
(in thousands)	Shares	Amount	Stock	Capital	Income	Earnings	Exchanges	Equity

Balance at December 31, 2009, as previously reported	45,092	$451	$(1,995)	$751,878	$34,554	$265,613	$—	$1,050,501
Cumulative effect of adjustment resulting from adoption of new accounting guidance	—	—	—	—	—	(28,576)	—	(28,576)

Adjusted balance at December 31, 2009	45,092	451	(1,995)	751,878	34,554	237,037	—	1,021,925
Dividends declared	—	—	—	—	—	(3,114)	—	(3,114)
Stock based compensation	389	4	(1,193)	2,387	—	—	—	1,198
Repurchase of common stock	—	—	(7,448)	—	—	—	—	(7,448)
Net income	—	—	—	—	—	13,052	—	13,052
Net unrealized appreciation on securities available for sale, net of income tax	—	—	—	—	15,477	—	—	15,477

Balance at March 31, 2010	45,481	$455	$(10,636)	$754,265	$50,031	$246,975	$—	$1,041,090

Balance at December 31, 2010	45,742	$457	$(91,779)	$763,064	$48,883	$324,376	$22,837	$1,067,838
Dividends declared	—	—	—	—	—	(5,116)	—	(5,116)
Stock based compensation	637	7	(1,386)	2,343	—	—	—	964
Repurchase of common stock	—	—	(17,571)	—	—	—	—	(17,571)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	635	—	—	635
Net income	—	—	—	—	—	25,685	821	26,506
Net unrealized appreciation (depreciation) on securities available for sale, net of income tax	—	—	—	—	(6,438)	—	815	(5,623)

Balance at March 31, 2011	46,379	$464	$(110,736)	$765,407	$43,080	$344,945	$24,473	$1,067,633

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
($ in thousands)	2011	2010

Cash flows provided by (used in) operating activities:
Net income	$26,506	$13,052
Adjustments to reconcile net income to net cash provided by (used in) operations:
Net realized investment gains	(7,360)	(740)
Depreciation and amortization	6,668	5,795
Amortization of bond premium or discount	714	1,630
Amortization of restricted stock	2,147	2,056
Deferred income taxes	10,074	(2,920)
Excess tax benefits from share-based payment arrangements	151	32
(Increase) decrease in assets:
Investment income receivable	(2,924)	(2,024)
Premiums receivable	23,585	7,290
Reinsurance recoverable	(9,850)	(19,230)
Prepaid reinsurance premiums	14,339	18,148
Deferred acquisition costs, net	3,260	2,593
Other assets	(14,325)	(8,219)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	6,306	63,851
Unearned premium	(34,116)	(38,539)
Reinsurance balances payable	(16,997)	(42,807)
Funds held under reinsurance agreements	6,551	46,505
Other liabilities	(8,888)	(9,711)

Net cash flows provided by operations	5,841	36,762

Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(9,475)	(9,439)
Purchase — fixed-maturity securities	(630,418)	(176,355)
Purchase — equity securities	(86,322)	(13,841)
Short-term investments, net	1,560	29,801
Sale or maturity — fixed-maturity securities	611,129	122,875
Sale — equity securities	82,877	13,616

Net cash flows used in investing activities	(30,649)	(33,343)

Cash flows provided by (used in) financing activities:
Proceeds from credit facility borrowings	17,000	—
Exercise of stock options and warrants	207	341
Excess tax benefits from share-based payment arrangements	(151)	(32)
Treasury stock acquired-net employee share-based compensation	(1,390)	(1,193)
Repurchase of Common Stock	(17,571)	(7,448)
Dividends paid	(5,116)	(3,114)

Net cash flows used in financing activities	(7,021)	(11,446)

Decrease in cash and cash equivalents	(31,829)	(8,027)
Cash and cash equivalents, beginning of period	102,877	164,882

Cash and cash equivalents, end of period	$71,048	$156,855

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
The Company operates three business segments: Commercial Insurance, Personal Insurance and Insurance Services:
•	Commercial Insurance (“Commercial”) Segment offers a broad range of general and specialty commercial lines property and casualty insurance products to businesses distributed through a network of retail and wholesale agents and program underwriting agents on both an admitted and non-admitted basis. This segment also includes assumed reinsurance;

•	Personal Insurance (“Personal”) Segment offers a broad range of personal lines property and casualty insurance products to individuals distributed through a network of retail and wholesale agents; and

•	Insurance Services (“Services”) Segment provides underwriting, claims and reinsurance brokerage services to insurance companies.
Note 2—Accounting Policies and Basis of Presentation
Basis of Presentation
The accompanying unaudited consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2010 and notes thereto included in the Annual Report on Form 10-K filed on March 1, 2011. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows.
Effective January 1, 2011, the Company adopted new accounting guidance concerning the accounting for costs associated with acquiring or renewing insurance contracts. This guidance was adopted retrospectively and has been applied to all prior period financial information contained in these consolidated financial statements.
The results of operations for the three months ended March 31, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011. All significant inter-company transactions have been eliminated in consolidation.
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
Reclassifications
Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation. None of these reclassifications had an effect on consolidated net earnings, total stockholders’ equity or cash flows.
Accounting Pronouncements
Accounting guidance adopted in 2011
Guidance issued by the Financial Accounting Standards Board (“FASB”) in January 2010 requires additional disclosure about the gross activity within Level 3 of the fair value hierarchy within GAAP as opposed to the net disclosure currently required. This disclosure is included in “Note 6 — Fair Value Measurements”.

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
In October 2010, the FASB issued new guidance concerning the accounting for costs associated with acquiring or renewing insurance contracts. This guidance generally follows the model of that for loan origination costs. Under the new guidance, only direct incremental costs associated with successful insurance contract acquisitions or renewals are deferrable. The Company adopted this guidance retrospectively effective January 1, 2011 and has adjusted its previously issued financial information.
Adoption of this guidance affected the carrying value of the categories of acquisition costs included within the 2010 caption “Deferred acquisition costs, net” as follows:

	December 31, 2010
	As Previously	Effect of	As Currently
($ in thousands)	Reported	Change	Reported

Commissions	$140,940	$—	$140,940
Taxes and assessments	27,947	—	27,947
Other deferred acquisition expenses	93,788	(78,701)	15,087
Deferred ceding commission revenue	(19,851)	—	(19,851)

Deferred acquisition costs, net	$242,824	$(78,701)	$164,123

The effect of adoption of this new guidance on the consolidated balance sheet as of December 31, 2010 and on stockholders’ equity as of December 31, 2009 was as follows:

	As Previously	Effect of	As Currently
($ in thousands)	Reported	Change	Reported

December 31, 2010
Deferred acquisition costs, net	$242,824	$(78,701)	$164,123
Deferred income tax (liability) asset	(25,169)	27,414	2,245
Retained earnings	367,013	(42,637)	324,376
Tower Group, Inc. stockholders’ equity	1,087,638	(42,637)	1,045,001
Noncontrolling interests — Reciprocal Exchanges	31,487	(8,650)	22,837
Total stockholders’ equity	1,119,125	(51,287)	1,067,838
December 31, 2009
Retained earnings	265,613	(28,576)	237,037
Tower Group, Inc. stockholders’ equity	1,050,501	(28,576)	1,021,925
The effect of adoption of this new guidance on the consolidated income statement for the three months ended March 31, 2010 was as follows:

	Three Months Ended March 31, 2010
	As Previously	Effect of	As Currently
($ in thousands, except per share amounts)	Reported	Change	Reported

Other operating expenses	$44,208	$6,800	$51,008
Income tax expense	8,210	(2,380)	5,830
Net income attributable to Tower Group, Inc.	17,472	(4,420)	13,052
Earnings per share attributable to Tower Group, Inc.
Basic	$0.39	$(0.10)	$0.29
Diluted	$0.38	$(0.09)	$0.29
Accounting guidance not yet effective
Guidance issued by the FASB in July 2010 requires additional disclosure on the income statement impact of troubled debt restructurings (including loans and receivables). This guidance is effective for interim and annual periods beginning after June 15, 2011. The Company will comply with the required disclosures in its consolidated financial statements when it becomes effective.

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 3—Acquisitions
Acquisition of the Renewal Rights of AequiCap Program Administrators Inc. (“AequiCap”)
On November 2, 2010, Tower acquired the renewal rights to the commercial automobile liability and physical damage business of AequiCap for $12 million (“AequiCap”). The business subject to the agreement covers both trucking and taxi risks that are consistent with Tower’s current underwriting guidelines. Most of the employees of AequiCap involved in the servicing of this commercial liability and physical damage business became employees of the Company. The acquisition was accounted for as a business combination under GAAP.
Acquisition of the OneBeacon Personal Lines Division (“OBPL”)
On July 1, 2010, Tower completed the OBPL acquisition pursuant to a definitive agreement (the “Agreement”) dated February 2, 2010 by and among the Company and OneBeacon Insurance Group (“OneBeacon”). This acquisition expanded Tower’s suite of personal lines insurance products to include private passenger automobile, homeowners, umbrella, and the signature package product, OneChoice CustomPac, which provides customers with one policy for all of their homeowners, auto and umbrella needs.
Under the terms of the Agreement, the Company acquired Massachusetts Homeland Insurance Company (“Homeland”), York Insurance Company of Maine (“York”) and two management companies (collectively the “Stock Companies”). The management companies are the attorneys-in-fact for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together, the “Reciprocal Exchanges”). Tower purchased $102 million principal of surplus notes issued by the Reciprocal Exchanges (the “surplus notes”). In addition, Tower reinsured the personal lines business written by other subsidiaries of OneBeacon not acquired by Tower. The total consideration paid for OBPL was $167 million.
Effective July 1, 2010, Tower entered into transition service agreements with OneBeacon whereby OneBeacon will provide certain information technology and operational support to Tower until such time that these processes are migrated to Tower. Expenses incurred under such transition service agreements were $6.6 million for the three months ended March 31, 2011.
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
Direct costs of the acquisition were accounted for separately from the business combination and were expensed as incurred. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, fixed assets, deferred taxes and loss reserves. The valuations will be finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangible assets and goodwill.
For the three months ended March 31, 2011, OBPL contributed revenue and earnings to the Company from its acquisition date as follows:

Three Months Ended
($ in thousands)	March 31, 2011

Total revenue	$99,081
Net income	2,950

Note 4—Variable Interest Entities (“VIEs”)
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

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
In addition, Tower holds the surplus notes issued by the Reciprocal Exchanges when they were originally capitalized. The obligation to repay principal and interest on the surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on the surplus notes are repayable only with regulatory approval. The Company has no ownership interest in the Reciprocal Exchanges.
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
For the three months ended March 31, the Reciprocal Exchanges recognized total revenues and total expenses of $47.6 million and $46.8 million, respectively, and had net income of $0.8 million.
Note 5—Investments
The cost or amortized cost and fair value of the Company’s invested assets, gross unrealized gains and losses, and other-than-temporary impairment (“OTTI”) losses as of March 31, 2011 and December 31, 2010 are summarized as follows:

	Cost or	Gross	Gross		Unrealized
	Amortized	Unrealized	Unrealized	Fair	OTTI
($ in thousands)	Cost	Gains	Losses	Value	Losses (1)
March 31, 2011
U.S. Treasury securities	$46,797	$785	$(78)	$47,504	$—
U.S. Agency securities	32,338	757	(37)	33,058	—
Municipal bonds	562,213	13,940	(3,857)	572,296	—
Corporate and other bonds
Finance	339,286	12,894	(1,154)	351,026	—
Industrial	467,760	14,801	(2,858)	479,703	—
Utilities	38,062	2,141	(360)	39,843	—
Commercial mortgage-backed securities	243,510	21,101	(649)	263,962	(130)
Residential mortgage-backed securities
Agency backed securities	438,581	4,089	(2,312)	440,358	—
Non-agency backed securities	123,764	5,395	(531)	128,628	(260)
Asset-backed securities	27,586	17	(169)	27,434	—

Total fixed-maturity securities	2,319,897	75,920	(12,005)	2,383,812	(390)
Preferred stocks, principally financial sector	34,792	2,636	(114)	37,314	—
Common stocks	58,276	926	(1,501)	57,701	—

Total, March 31, 2011	$2,412,965	$79,482	$(13,620)	$2,478,827	$(390)

Tower	$2,127,042	$74,013	$(11,968)	$2,189,087	$(390)
Reciprocal Exchanges	285,923	5,469	(1,652)	289,740	—

Total, March 31, 2011	$2,412,965	$79,482	$(13,620)	$2,478,827	$(390)

December 31, 2010
U.S. Treasury securities	$177,060	$1,258	$(64)	$178,254	$—
U.S. Agency securities	26,504	758	(34)	27,228	—
Municipal bonds	544,019	14,357	(4,670)	553,706	—
Corporate and other bonds
Finance	260,843	13,912	(618)	274,137	—
Industrial	535,187	19,151	(3,535)	550,803	—
Utilities	56,257	2,996	(623)	58,630	—
Commercial mortgage-backed securities	243,593	27,247	(1,550)	269,290	(1,065)
Residential mortgage-backed securities
Agency backed securities	364,622	4,155	(2,750)	366,027	—
Non-agency backed securities	88,986	6,263	(671)	94,578	(498)
Asset-backed securities	10,093	—	(135)	9,958	—

Total fixed-maturity securities	2,307,164	90,097	(14,650)	2,382,611	(1,563)

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Cost or	Gross	Gross		Unrealized
	Amortized	Unrealized	Unrealized	Fair	OTTI
($ in thousands)	Cost	Gains	Losses	Value	Losses (1)

Preferred stocks, principally financial sector	36,489	2,034	(268)	38,255	—
Common stocks	54,729	453	(3,120)	52,062	—
Short-term investments	1,560	—	—	1,560	—

Total, December 31, 2010	$2,399,942	$92,584	$(18,038)	$2,474,488	$(1,563)

Tower	$2,061,448	$87,879	$(15,893)	$2,133,434	$(1,563)
Reciprocal Exchanges	338,494	4,705	(2,145)	341,054	—

Total, December 31, 2010	$2,399,942	$92,584	$(18,038)	$2,474,488	$(1,563)

(1)	Represents the gross unrealized loss on other-than-temporarily impaired securities recognized in accumulated other comprehensive income (loss).
Major categories of net investment income are summarized as follows:

	Three Months Ended
	March 31,
($ in thousands)	2011	2010

Income
Fixed-maturity securities	$29,111	$22,582
Equity securities	4,412	1,425
Cash and cash equivalents	131	115
Other	130	142

Total	33,784	24,264
Expenses
Investment expenses	(1,406)	(1,089)

Net investment income	$32,378	$23,175

Tower	$29,034	$23,175
Reciprocal Exchanges	3,344	—

Net investment income	$32,378	$23,175

Proceeds from the sale and maturity of fixed-maturity securities were $611.1 million and $122.9 million for the three months ended March 31, 2011 and 2010, respectively. Proceeds from the sale of equity securities were $82.9 million and $13.6 million for the three months ended March 31, 2011 and 2010, respectively.
Gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three Months Ended
	March 31,
($ in thousands)	2011	2010

Fixed-maturity securities
Gross realized gains	$15,106	$4,958
Gross realized losses	(6,007)	(1,287)

	9,099	3,671
Equity securities
Gross realized gains	2,342	—
Gross realized losses	(3,937)	—

	(1,595)	—

Net realized gains on investments	7,504	3,671

Other-than-temporary impairment losses:
Fixed-maturity securities	(144)	(2,931)

Total net realized investment gains	$7,360	$740

Tower	$8,237	$740
Reciprocal Exchanges	(877)	—

Total net realized investment gains	$7,360	$740

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
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
Management, in conjunction with its outside portfolio managers, analyzes its non-agency residential mortgage-backed securities (“RMBS”) using default loss models based on the performance of the underlying loans. Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred. The expected losses for a mortgage pool are compared to the break-even loss, which represents the point at which the Company’s tranche begins to experience losses.
The commercial mortgage-backed securities (“CMBS”) holdings are evaluated using analytical techniques and various metrics including the level of subordination, debt-service-coverage ratios, loan-to-value ratios, delinquencies, defaults and foreclosures.
For the non-structured fixed-maturity securities (U.S. Treasury securities, obligations of U.S. Government and government agencies and authorities, obligations of states, municipalities and political subdivisions, and certain corporate debt), unrealized loss is reviewed to determine whether full recovery of principal and interest will be received. The estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. The determination of recovery value incorporates an issuer valuation assumption utilizing one or a combination of valuation methods as deemed appropriate by management. The present value of the cash flows is determined by applying the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment) and an estimated recovery time frame. For securities for which the issuer is financially troubled but not in bankruptcy, that time frame is generally longer. Included in the present value calculation are expected principal and interest payments; however, for securities for which the issuer is classified as bankrupt or in default, the present value calculation assumes no interest payments and a single recovery amount. In situations for which a present value of cash flows cannot be estimated, a write-down to fair value is recorded.
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
The following table shows the amount of fixed-maturity and equity securities that were OTTI for the three months ended March 31, 2011 and 2010. This resulted in recording impairment write-downs included in net realized investment gains (losses), and reduced the unrealized loss in other comprehensive net income:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
($ in thousands)	2011	2010

Commercial mortgage-backed securities	$(97)	(4,598)
Residential mortgage-backed securities	(71)	(1,504)
Asset-backed securities	—	(44)

	(168)	(6,146)
Portion of loss recognized in accumulated other comprehensive income (loss)	24	3,215

Impairment losses recognized in earnings	$(144)	$(2,931)

Tower	$(144)	$(2,931)
Reciprocal Exchanges	—	—

Impairment losses recognized in earnings	$(144)	$(2,931)

The following table provides a rollforward of the cumulative amount of OTTI for Tower securities still held showing the amounts that have been included in earnings on a pretax basis for the three months ended March 31, 2011 and 2010 (none of such OTTI was included within the Reciprocal Exchanges):

	Three Months Ended
	March 31,
($ in thousands)	2011	2010

Balance, January 1,	$18,075	$40,734
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	—	207
OTTI has been previously recognized	144	2,724
Reductions due to:
Securities sold during the period (realized)	(3,095)	(4,132)

Balance, March 31,	$15,124	$39,533

Unrealized Losses
There are 887 securities at March 31, 2011 that account for the gross unrealized loss, none of which is deemed by management to be OTTI. Temporary losses on corporate and other bonds resulted from purchases made in a lower interest rate environment or lower yield spread environment. In addition, there have been some ratings downgrades on certain of these securities. After analyzing the credit quality, balance sheet strength and company outlook, management believes these securities will recover in value as liquidity and the economy continue to improve. The structured securities that had significant unrealized losses resulted primarily from declines in both residential and commercial real estate prices. To the extent projected cash flows on structured securities change adversely, they would be considered OTTI, and an impairment loss would be recognized. Management considered all relevant factors, including expected recoverability of cash flows, in assessing whether the loss was other-than-temporary. The Company does not intend to sell these fixed maturity securities, and it is not more likely than not that these securities will be sold before recovering their cost basis.
For all securities in an unrealized loss position at March 31, 2011, the Company has received all contractual interest payments (and principal if applicable). Based on the continuing receipt of cash flow and the foregoing analyses, management expects continued timely payments of principal and interest and considers the losses to be temporary.
For common stocks, there were 13 and 19 individual securities in a loss position at March 31, 2011 and December 31, 2010, respectively, totaling $1.5 million and $3.1 million. Management evaluated the financial condition of the common stock issuers, the severity and duration of the impairment, and our ability and intent to hold to recovery and determined these securities are not considered OTTI.
The following table presents information regarding invested assets that were in an unrealized loss position at March 31, 2011 and December 31, 2010 by amount of time in a continuous unrealized loss position:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Aggregate	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses

March 31, 2011
U.S. Treasury securities	$3,869	$(79)	$—	$—	$3,869	$(79)
U.S. Agency securities	1,432	(37)	—	—	1,432	(37)
Municipal bonds	144,243	(3,831)	225	(25)	144,468	(3,856)
Corporate and other bonds
Finance	86,295	(1,154)	—	—	86,295	(1,154)
Industrial	191,043	(2,858)	—	—	191,043	(2,858)
Utilities	13,038	(360)	—	—	13,038	(360)
Commercial mortgage-backed securities	45,445	(625)	422	(24)	45,867	(649)
Residential mortgage-backed securities
Agency backed	178,563	(2,312)	—	—	178,563	(2,312)
Non-agency backed	20,346	(194)	4,525	(337)	24,871	(531)
Asset-backed securities	22,006	(169)	—	—	22,006	(169)

Total fixed-maturity securities	706,280	(11,619)	5,172	(386)	711,452	(12,005)
Preferred stocks	4,717	(27)	5,464	(87)	10,181	(114)
Common stocks	32,296	(1,501)	—	—	32,296	(1,501)

Total, March 31, 2011	$743,293	$(13,147)	$10,636	$(473)	$753,929	$(13,620)

Tower	$620,969	$(11,517)	$10,394	$(451)	$631,363	$(11,968)
Reciprocal Exchanges	122,324	(1,630)	242	(22)	122,566	(1,652)

Total, March 31, 2011	$743,293	$(13,147)	$10,636	$(473)	$753,929	$(13,620)

December 31, 2010
U.S. Treasury securities	$2,641	$(64)	$—	$—	$2,641	$(64)
U.S. Agency securities	4,643	(34)	—	—	4,643	(34)
Municipal bonds	146,947	(4,635)	215	(35)	147,162	(4,670)
Corporate and other bonds
Finance	45,542	(618)	—	—	45,542	(618)
Industrial	172,305	(3,526)	241	(9)	172,546	(3,535)
Utilities	24,567	(622)	243	(1)	24,810	(623)
Commercial mortgage-backed securities	35,362	(892)	2,315	(658)	37,677	(1,550)
Residential mortgage-backed securities
Agency backed	210,770	(2,750)	—	—	210,770	(2,750)
Non-agency backed	2,416	(209)	8,112	(462)	10,528	(671)
Asset-backed securities	9,958	(135)	—	—	9,958	(135)

Total fixed-maturity securities	655,151	(13,485)	11,126	(1,165)	666,277	(14,650)
Preferred stocks	9,507	(72)	5,356	(196)	14,863	(268)
Common stocks	38,516	(3,120)	—	—	38,516	(3,120)

Total, December 31, 2010	$703,174	$(16,677)	$16,482	$(1,361)	$719,656	$(18,038)

Tower	$530,401	$(14,533)	$16,482	$(1,361)	$546,883	$(15,894)
Reciprocal Exchanges	172,773	(2,144)	—	—	172,773	(2,144)

Total, December 31, 2010	$703,174	$(16,677)	$16,482	$(1,361)	$719,656	$(18,038)

The unrealized loss position associated with the fixed-maturity portfolio was $12.0 million as of March 31, 2011, consisting primarily of mortgage-backed and asset-backed securities representing 30.5% of the gross unrealized loss related to fixed-maturity securities. The total fixed-maturity portfolio of gross unrealized losses included 828 securities which were, in aggregate, approximately 1.7% below amortized cost. Of the 828 fixed maturity investments identified, 11 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these investments at March 31, 2011 was $0.4 million. Management does not consider these investments to be other-than-temporarily impaired.
All of the preferred securities that were in an unrealized loss position as of March 31, 2011 were evaluated. The evaluation consisted of a detailed review, including but not limited to some or all of the following factors for each security: the current S&P

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
rating, analysts’ reports, past earning trends and analysts’ earnings expectations for the next 12 months, liquidity, near-term financing risk, and whether the company was currently paying dividends on its equity securities. Management does not consider these investments to be other-than-temporarily impaired.
The unrealized loss for the corporate and other bonds was $4.4 million with no securities in an unrealized loss position over 12 months. These investments are not considered to be other-than-temporarily impaired.
Management evaluated the severity of the impairments in relation to the carrying values for the securities referred to above and considered all relevant factors in assessing whether the loss was other-than-temporary. Management does not intend to sell its fixed-maturity securities, and it is not more likely than not that these securities will be sold until there is a recovery of fair value to the original cost basis, which may be at maturity.
Fixed-Maturity Investment—Time to Maturity
The following table shows the composition of the fixed-maturity portfolio by remaining time to maturity at March 31, 2011 and December 31, 2010. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date.

	Tower		Reciprocal Exchanges		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value	Cost	Value

March 31, 2011
Remaining Time to Maturity
Less than one year	$23,823	$24,135	$2,009	$2,103	$25,832	$26,238
One to five years	378,374	389,303	35,007	35,808	413,381	425,111
Five to ten years	584,432	601,092	75,112	75,545	659,544	676,637
More than 10 years	361,087	368,690	26,612	26,754	387,699	395,444
Mortgage and asset-backed securities	688,223	713,194	145,218	147,188	833,441	860,382

Total, March 31, 2011	$2,035,939	$2,096,414	$283,958	$287,398	$2,319,897	$2,383,812

December 31, 2010
Remaining Time to Maturity
Less than one year	$28,408	$28,665	$—	$—	$28,408	$28,665
One to five years	512,102	526,746	65,993	66,771	578,095	593,517
Five to ten years	501,324	521,138	110,463	111,166	611,787	632,304
More than 10 years	351,093	358,445	30,487	29,826	381,580	388,271
Mortgage and asset-backed securities	575,743	606,563	131,551	133,291	707,294	739,854

Total, December 31, 2010	$1,968,670	$2,041,557	$338,494	$341,054	$2,307,164	$2,382,611

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

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
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
As at March 31, 2011 and December 31, 2010, the Company’s fixed-maturities, equity investments and short-term investments are allocated among levels as follows:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

($ in thousands)	Level 1	Level 2	Level 3	Total

March 31, 2011
Fixed-maturity securities
U.S. Treasury securities	$—	$47,504	$—	$47,504
U.S. Agency securities	—	33,058	—	33,058
Municipal bonds	—	572,296	—	572,296
Corporate and other bonds	—	870,572	—	870,572
Commercial mortgage-backed securities	—	263,962	—	263,962
Residential mortgage-backed securities
Agency	—	440,358	—	440,358
Non-agency	—	128,628	—	128,628
Asset-backed securities	—	27,434	—	27,434

Total fixed-maturities	—	2,383,812	—	2,383,812
Equity investments	95,015	—	—	95,015

Total investments	95,015	2,383,812	—	2,478,827
Other assets
Interest rate swap contracts	—	4,088	—	4,088

Total, March 31, 2011	$95,015	$2,387,900	$-	$2,482,915

Tower	$92,673	$2,100,504	$—	$2,193,177
Reciprocal Exchanges	2,342	287,396	—	289,738

Total, March 31, 2011	$95,015	$2,387,900	$-	$2,482,915

December 31, 2010
Fixed-maturity securities
U.S. Treasury securities	$—	$178,254	$—	$178,254
U.S. Agency securities	—	27,228	—	27,228
Municipal bonds	—	553,706	—	553,706
Corporate and other bonds	—	883,570	—	883,570
Commercial mortgage-backed securities	—	269,290	—	269,290
Residential mortgage-backed securities
Agency	—	366,027	—	366,027
Non-agency	—	92,520	2,058	94,578
Asset-backed securities	—	9,958	—	9,958

Total fixed-maturities	—	2,380,553	2,058	2,382,611
Equity investments	90,003	314	—	90,317
Short-term investments	—	1,560	—	1,560

Total investments	90,003	2,382,427	2,058	2,474,488
Other assets
Interest rate swap contracts	—	3,223	—	3,223

Total, December 31, 2010	$90,003	$2,385,650	$2,058	$2,477,711

Tower	$90,003	$2,044,596	$2,058	$2,136,657
Reciprocal Exchanges	—	341,054	—	341,054

Total, December 31, 2010	$90,003	$2,385,650	$2,058	$2,477,711

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
Substantially all of the portfolio valuations at March 31, 2011 classified as Level 1 or Level 2 in the above table is priced by utilizing the services of independent pricing services that provide the Company with a price quote for each security. The remainder of the Level 1 and Level 2 portfolio valuations represents non-binding broker quotes. There were no adjustments made to the prices obtained from the independent pricing sources and dealers on securities classified as Level 1 or Level 2.

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
In 2011, there were no transfers of investments between Level 1 and Level 2. Approximately $1.0 million of securities were transferred from Level 3 to Level 2 when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available in 2011.
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
The following table summarizes changes in Level 3 assets measured at fair value for the three months ended March 31, 2011 and 2010 for Tower (the Reciprocal Exchanges have no Level 3 assets):

	Three Months Ended
	March 31,
($ in thousands)	2011	2010

Beginning balance, January 1	$2,058	$13,595
Total gains (losses)-realized / unrealized
Included in net income	(1,067)	(172)
Included in other comprehensive income (loss)	—	71
Purchases, issuances and settlements	—	113
Gross transfers out of Level 3	(991)	(2,682)

Ending balance, March 31	$—	$10,925

Note 7—Loss and Loss Adjustment Expense
The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE for the three months ended March 31, 2011 and 2010:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2011
		Reciprocal
($ in thousands)	Tower	Exchanges	Total	2010

Balance at January 1,	$1,435,398	$175,023	$1,610,421	$1,131,989
Less reinsurance recoverables on unpaid losses	(267,590)	(15,092)	(282,682)	(199,687)

	1,167,808	159,931	1,327,739	932,302
Incurred related to:
Current year	208,437	29,952	238,389	169,347
Prior years	8,011	(6,224)	1,787	(10)

Total incurred	216,448	23,728	240,176	169,337
Paid related to:
Current year	46,688	13,367	60,055	11,833
Prior years	161,388	20,097	181,485	108,773

Total paid	208,076	33,464	241,540	120,606

Net balance at end of period	1,176,180	150,195	1,326,375	981,033
Add reinsurance recoverables on unpaid losses	278,595	11,757	290,352	214,807

Balance at March 31,	$1,454,775	$161,952	$1,616,727	$1,195,840

Incurred losses and loss adjustment expenses (“LAE”) for the three months ended March 31, 2011 were $240.2 million and include unfavorable development of $1.8 million relating to prior years. The prior year development of $8.0 million for Tower, excluding the Reciprocal Exchanges, was primarily in our property and personal automobile lines of business and resulted from winter weather related claims. There was favorable prior year development of $6.2 million for the Reciprocal Exchanges which was a result of lower than anticipated claims emergence for both homeowners and private passenger lines of business.
Prior year development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects, although we recorded changes in ceding commissions on reinsurance treaties that we purchase and for which the commissions depend in part on loss experience. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.
Incurred losses and LAE as of March 31, 2011 included a reduction of $1.4 million pertaining to the amortization of the reserve risk premium on loss reserves recorded in connection with the Company’s acquisitions in prior years. Of this amount, $1.1 million and $0.3 million relate to Tower and the Reciprocal Exchanges, respectively. As of March 31, 2011 the unamortized reserves risk premium was $13.2 million, of which $9.8 million and $3.4 million, respectively, related to Tower and the Reciprocal Exchanges.
Loss and loss adjustment expense reserves. The reserving process for loss and LAE reserves provides for the Company’s best estimate as of the balance sheet date of the ultimate unpaid cost of all losses and LAE incurred, including settlement and administration of losses, and is based on facts and circumstances then known and including losses that have been incurred but not yet been reported. The amount of loss and LAE reserves for reported claims is based primarily upon a case-by-case evaluation of coverage, liability, injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and LAE reserves for unreported claims are determined using historical information by line of insurance as adjusted to current conditions. The difference between the paid claims and case outstanding loss estimates and management’s best estimate of loss and LAE and reported losses is recorded in IBNR.
The process includes using actuarial methodologies to assist in establishing these estimates, judgments relative to estimates of future claims severity and frequency, the length of time before losses will develop to their ultimate level and considerations of other factors such as law changes, economic conditions, and other external factors. The methods used to select the estimated loss reserves include loss ratio projections, loss development projections, and Bornhuetter-Ferguson (B-F) method projections. The actuaries’ estimates are the result of numerous analyses made by line of business, accident year, and for loss, allocated LAE and unallocated LAE. Management sets the carried reserves based upon the actuaries’ estimates of expected loss and LAE and other considerations about the underlying business that are not reflected in the actuarial indications.
There is no explicit or implicit risk premium provision for uncertainty in the carried loss and LAE reserves, excluding the loss and LAE reserves assumed through business combinations in either 2010 or 2009. For business combinations after January 1, 2009, which included CastlePoint, Hermitage, SUA and OBPL, the liability for loss and LAE includes the fair value adjustment related to those acquisitions.

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 8—Stockholders’ Equity
Shares of Common Stock Issued
For the three months ended March 31, 2011 and 2010, 23,500 and 17,707 new common shares, respectively, were issued as the result of employee stock option exercises and 613,502 and 341,406 new common shares, for the same periods, respectively, were issued as the result of restricted stock grants.
For the three months ended March 31, 2011 and 2010, 58,418 and 54,080 shares, respectively, of common stock were purchased from employees in connection with the vesting of restricted stock issued under the 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of employees as permitted under the Plan in order to pay the expected amount of tax liability owed by the employees from the vesting of those shares. In addition, for the three months ended March 31, 2011 and 2010, 1,318 and 7,945 shares, respectively, of common stock were surrendered as a result of restricted stock forfeitures.
Share Repurchase Program
The Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. In the three months ended March 31, 2011, 0.7 million shares of common stock were purchased under these programs at an aggregate consideration of $17.6 million. As of March 31, 2011, the original $100 million share repurchase program had been fully utilized and, $94.4 million remained available for future share repurchases under the new program.
Dividends Declared
Dividends on common stock of $5.1 million and $3.1 million for the three months ended March 31, 2011 and 2010, respectively, were declared.
On May 5, 2011, the Board of Directors approved a quarterly dividend of $0.1875 per share payable on June 24, 2011 to stockholders of record as of June 13, 2011.
Note 9—Debt
The Company’s borrowings consisted of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
($ in thousands)	2011	2010

Subordinated debentures	$235,058	$235,058
Credit facility	17,000	—
Convertible senior notes	139,849	139,208

Total	$391,907	$374,266

The fair values of the subordinated debentures and convertible senior notes were $250.4 million and $164.8 million at March 31, 2011, respectively, as compared to $246.6 million and $168.4 million, respectively, at December 31, 2010.
Total interest expense incurred was $8.1 million and $4.9 million for the three months ended March 31, 2011 and 2010, respectively.
Credit Facility
On May 14, 2010, the Company entered into a $125 million credit facility agreement. The credit facility will be used for general corporate purposes and expires on May 14, 2013.
The Company may request that the facility be increased by an amount not to exceed $50 million. The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
and the sale of assets, and requirements to maintain certain consolidated net worth, debt to capitalization ratios, minimum risk-based capital and minimum statutory surplus. The credit facility also provides for customary events of default, including failure to pay principal when due, failure to pay interest or fees within three days after becoming due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its material subsidiaries, the occurrence of certain material judgments, or a change in control of the Company, and upon an event of default the administrative agent (subject to the consent of the requisite percentage of the lenders) may immediately terminate the obligations to make loans and to issue letters of credit, declare the Company’s obligations under the credit facility to become immediately due and payable, and require the Company to deposit in a collateral account cash collateral with a value equal to the then outstanding amount of the aggregate face amount of any outstanding letters of credit. The Company was in compliance with all covenants under the credit facility at March 31, 2011.
Fees payable by the Company under the credit facility include a fee on the daily unused portion of each letter of credit, a letter of credit fronting fee with respect to each fronted letter of credit and a commitment fee.
The Company had $17.0 million outstanding as of March 31, 2011. There was no balance outstanding as of December 31, 2010.
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
The proceeds from the issuance of the Notes were allocated to the liability component and the embedded conversion option, or equity component. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $11.5 million and deferred origination costs relating to the liability component of $5.0 million will be amortized into interest expense over the term of the Notes. After considering the contractual interest payments and amortization of the original issue discount, the Notes’ effective interest rate is 7.2%. Transaction costs of $0.4 million associated with the equity component were netted with the equity component in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $2.8 million for the three months ended March 31, 2011.
The following table shows the amounts recorded for the Notes as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
($ in thousands)	2011	2010

Liability component
Outstanding principal	$150,000	$150,000
Unamortized OID	(10,151)	(10,792)

Liability component	139,849	139,208

Equity component, net of tax	$7,469	$7,469

To the extent the market value per share of the Company’s common stock exceeds the conversion price, the Company will use the “treasury stock” method in calculating the dilutive effect on earnings per share.
Interest Rate Swaps
In October 2010, the Company entered into interest rate swap contracts (the “Swaps”) with $190 million notional value to manage interest costs and cash flows associated with the floating rate subordinated debentures. The Swaps have terms of five years. The majority of the Swaps is forward starting and become effective when the respective subordinated debentures change from fixed rates to floating rates and convert the subordinated debentures’ to rates ranging from 5.1% to 5.9%. As of March 31, 2011 and December 31, 2010, the Swaps had fair values of $4.1 million and $3.2 million, respectively, and are reported in Other Assets.

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
The Company has designated and accounts for the Swaps as cash flow hedges. The Swaps are considered to have no ineffectiveness, and, accordingly, changes in their fair values will be recorded in Accumulated Other Comprehensive Income (“AOCI”), net of taxes. For the three months ended March 31, 2011, $72,407 was reclassified from AOCI to interest expense for the effects of the hedges.
Note 10—Stock Based Compensation
Restricted Stock
During the three months ended March 31, 2011 and 2010, restricted stock shares were granted to senior officers, key employees and directors as shown in the table below. Restricted stock expense recognized for the three months ended March 31, 2011 and 2010 was $1.2 million and $1.3 million net of tax, respectively. The total value of restricted stock vesting was $4.4 million and $2.8 million for the three months ended March 31, 2011 and 2010, respectively. The value of the unvested restricted stock outstanding as of March 31, 2011 and 2010 was $24.4 million and $15.1 million, respectively.
The following table provides an analysis of restricted stock activity for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value

Outstanding, January 1	591,675	$23.10	474,023	$24.64
Granted	613,502	23.91	341,046	21.83
Vested	(185,264)	23.38	(125,983)	24.45
Forfeitures	(1,318)	22.28	(7,945)	23.97

Outstanding, March 31,	1,018,595	$23.54	681,141	$23.27

Stock Options
The following table provides an analysis of stock option activity for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding, January 1	917,155	$19.62	1,387,019	$19.62
Exercised	(23,500)	8.50	(17,707)	9.61
Forfeitures and expirations	—	—	(23,911)	22.27

Outstanding, March 31	893,655	$20.31	1,345,401	$19.71

Exercisable, March 31	838,441	$20.42	1,189,879	$19.53

Compensation expense (net of tax) related to stock options was $0.1 million for the three months ended March 31, 2010. There was no expense for the three months ended March 31, 2011. The intrinsic value of stock options outstanding as of March 31, 2011 was $3.8 million, of which $3.5 million was related to vested options.
The total remaining compensation cost related to non-vested stock options and restricted stock awards not yet recognized in the income statement was $21.4 million of which $0.1 million was for stock options and $21.3 million was for restricted stock as of March 31, 2011. The weighted average period over which this compensation cost is expected to be recognized is 4.1 years.
Note 11—Earnings per Share
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

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
The following table shows the computation of the earnings per share pursuant to the two-class method:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2011	2010

Numerator
Net income attributable to Tower Group, Inc.	$25,685	$13,052

Denominator
Weighted average common shares outstanding	41,794	45,204
Effect of dilutive securities:
Stock options	132	188
Other	4	14

Weighted average common and potential dilutive shares outstanding	41,930	45,406

Earnings per share attributable to Tower stockholders — basic
Common stock:
Distributed earnings	$0.13	$0.07
Undistributed earnings	0.48	0.22

Earnings per share attributable to Tower stockholders — basic	$0.61	$0.29

Earnings per share attributable to Tower stockholders — diluted	$0.61	$0.29

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For the three months ended March 31, 2011, 193,000 options and other common stock equivalents to purchase Tower shares were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price while for the three months ended March 31, 2010, 392,500 options and other common stock equivalents were excluded.
Note 12—Segment Information
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the year ended December 31, 2010.
The Personal Insurance segment includes revenues and expenses associated with the Reciprocal Exchanges, including fees paid to Tower for underwriting, claims, investment management and other services provided pursuant to management services agreements with the Reciprocal Exchanges. The Insurance Services segment reports revenues earned by Tower from the Reciprocal Exchanges as management fee income, which is calculated as a percentage of the Reciprocal Exchanges’ gross written premiums. The effects of these management services agreements between Tower and the Reciprocal Exchanges are eliminated in consolidation to derive consolidated net income. However, the management fee income is reported in net income attributable to Tower Group, Inc. and included in basic and diluted earnings per share.
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
Business segments results are as follows:

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended
	March 31,
($ in thousands)	2011	2010

Commercial Insurance Segment
Revenues
Premiums earned	$251,768	$233,431
Ceding commission revenue	4,018	9,142
Policy billing fees	764	580

Total revenues	256,550	243,153

Expenses
Loss and loss adjustment expenses	164,490	135,760
Underwriting expenses	87,228	90,869

Total expenses	251,718	226,629

Underwriting profit	$4,832	$16,524

Personal Insurance Segment
Revenues
Premiums earned	$128,027	$34,615
Ceding commission revenue	4,163	1,046
Policy billing fees	1,414	191

Total revenues	133,604	35,852

Expenses
Loss and loss adjustment expenses	75,686	33,577
Underwriting expenses	54,273	17,057

Total expenses	129,959	50,634

Underwriting profit (loss)	$3,645	$(14,782)

Tower	$3,214	$(14,782)
Reciprocal Exchanges	431	—

Total underwriting profit (loss)	$3,645	$(14,782)

Insurance Services Segment
Revenues
Management fee income	$6,695	$—
Other revenue	602	556

Total revenues	7,297	556

Expenses
Direct commission expense paid to producers	255	122
Other insurance services expenses	4,786	250

Total expenses	5,041	372

Insurance services pretax income	$2,256	$184

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
The following table reconciles revenue by segment to consolidated revenues:

	Three Months Ended
	March 31,
($ in thousands)	2011	2010

Commercial insurance segment	$256,550	$243,153
Personal insurance segment	133,604	35,852
Insurance services segment	7,297	556

Total segment revenues	397,451	279,561
Elimination of management fee income	(6,695)	—
Net investment income	32,378	23,175
Net realized gains on investments, including other-than-temporary impairments	7,360	740

Consolidated revenues	$430,494	$303,476

The following table reconciles the results of the Company’s individual segments to consolidated income before income taxes:

	Three Months Ended
	March 31,
($ in thousands)	2011	2010

Commercial insurance segment underwriting profit	$4,832	$16,524
Personal insurance segment underwriting profit (loss)	3,645	(14,782)
Insurance services segment pretax income	2,256	184
Net investment income	32,378	23,175
Net realized gains on investments, including other-than-temporary impairments	7,360	740
Corporate expenses	(3,095)	(755)
Acquisition-related transaction costs	(12)	(857)
Interest expense	(8,100)	(4,881)
Other income (expense)	—	(466)

Income before income taxes	$39,264	$18,882

Note 13—Contingencies
Legal Proceedings
On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (“TICNY”), a wholly-owned subsidiary of Tower Group, Inc., in the United States District Court for the District of New Jersey seeking, among other things, to recover $6.1 million under various retrocessional contracts pursuant to which TICNY reinsures Munich. On June 22, 2009, TICNY filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover $2.8 million under various reinsurance contracts pursuant to which Munich reinsures TICNY. A separate action commenced by Munich against TICNY on June 17, 2009 in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access TICNY’s books and records pertaining to various quota share agreements, to which TICNY filed its answer on July 7, 2009, was subsequently dismissed pursuant to the stipulation of the parties on March 17, 2010. The parties are currently engaged in discovery and the Company is therefore unable to assess the likelihood of any particular outcome.
On May 12, 2010, Mirabilis Ventures, Inc. (“Mirabilis”) commenced an action against Specialty Underwriters’ Alliance Insurance Co. (“SUA”, now known as CastlePoint National Insurance Company (“CNIC”), a subsidiary of Tower Group, Inc.) and Universal Reinsurance Co., Ltd., an unrelated entity, in the United States District Court for the Middle District of Florida. The Complaint is based upon a Workers’ Compensation/Employer’s Liability policy issued by SUA to AEM, Inc. (“AEM”), to whose legal rights Mirabilis is alleged to have succeeded as a result of the Chapter 11 bankruptcy of AEM. The Complaint, which includes claims against SUA for breach of contract and breach of the duty of good faith, alleges that SUA failed to properly audit AEM’s operations to determine AEM’s Workers’ Compensation exposure for two policy years, in order to compute the premium owed by AEM, such that SUA owes Mirabilis the principal sum of $3.4 million for one policy year and $0.6 million for the other policy year, plus interest and costs. On July 30, 2010, CNIC answered the complaint and asserted nine separate counterclaims, to which Mirabilis responded on September 3, 2010. Since that time, Mirabilis has filed an amended

Tower Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
complaint that failed to add any new claims against CNIC, and CNIC has filed amended counterclaims and affirmative defenses against Mirabilis. The litigation is only in its preliminary stage, and the Company is therefore unable to assess the likelihood of any particular outcome.

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
Operating Income
Operating income excludes realized gains and losses and acquisition-related transaction costs and the results of the reciprocal business, net of tax. This is a common measurement for property and casualty insurance companies. We believe this presentation enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business. Additionally, these measures are a key internal management performance standard.

The following table provides a reconciliation of operating income to net income on a GAAP basis. Operating income is used to calculate operating earnings per share and operating return on average equity:

	Three Months Ended
	March 31,
($ in thousands)	2011	2010

Operating income (1)	$20,342	$13,365
Net realized gains (losses) on investments attributable to Tower Group, Inc.	8,237	740
Acquisition-related transaction costs	(12)	(857)
Income tax	(2,882)	(196)

Net income attributable to Tower Group, Inc. (1)	$25,685	$13,052

(1)	Operating income and net income attributable to Tower Group, Inc. for the three months ended March 31, 2010 have been reduced by $4.4 million from amounts previously reported due to the retrospective adoption of new accounting guidance concerning the accounting for costs associated with acquiring or renewing insurance contracts.
Critical Accounting Estimates
As of March 31, 2011, except as discussed below, there were no material changes to our critical accounting estimates; refer to the Company’s 2010 Annual Report on Form 10-K for a complete discussion of critical accounting estimates.
In October 2010, the FASB issued new guidance concerning the accounting for costs associated with acquiring or renewing insurance contracts. This guidance generally follows the model of that for loan origination costs. Under the new guidance, only direct incremental costs associated with successful insurance contract acquisitions or renewals are deferrable. The Company adopted this guidance retrospectively effective January 1, 2011 and has adjusted its previously issued financial information
Critical Accounting Policies
See Note 2—“Accounting Policies and Basis of Presentation” for information related to updated accounting policies.
Consolidated Results of Operations
Our reported results for the period ended March 31, 2011 reflect the impact of acquisitions that we made during 2010. On July 1, 2010, we closed on the acquisition of OBPL. In the fourth quarter of 2010, we closed on the acquisition of AequiCap. Our consolidated revenues and expenses for the three months ended March 31, 2011 and 2010 reflect the results of these acquired companies from their respective acquisition dates. This affects the comparability of our results between years.
The Company operates three business segments: Commercial Insurance, Personal Insurance and Insurance Services:
•	Commercial Insurance (“Commercial”) Segment offers a broad range of general and specialty commercial lines property and casualty insurance products to businesses distributed through a network of retail and wholesale agents and program underwriting agents on both an admitted and non-admitted basis. This segment also includes reinsurance solutions provided primarily to small insurance companies;
•	Personal Insurance (“Personal”) Segment offers a broad range of personal lines property and casualty insurance products to individuals distributed through a network of retail and wholesale agents; and
•	Insurance Services (“Services”) Segment provides underwriting, claims and reinsurance brokerage services to insurance companies.
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

Consolidated Results of Operations

	Three Months Ended March 31,
($ in millions)	2011	2010	Change	%

Commercial insurance segment underwriting profit	$4.8	$16.5	$(11.7)	-70.9%
Personal insurance segment underwriting profit (1)	3.6	(14.7)	18.3	-124.5%
Insurance services segment pretax income (2)	2.3	0.2	2.1	NM
Net investment income	32.4	23.2	9.2	39.7%
Net realized gains on investments including other-than-temporary impairments	7.4	0.7	6.7	NM
Corporate expenses	(3.1)	(0.8)	(2.3)	287.5%
Acquisition-related transaction costs	—	(0.9)	0.9	-100.0%
Interest expense	(8.1)	(4.9)	(3.2)	65.3%
Other expense	—	(0.4)	0.4	-100.0%

Income before income taxes	39.3	18.9	20.4	107.9%
Income tax expense	12.8	5.8	7.0	120.7%

Net income	$26.5	$13.1	$13.4	102.3%

Less net income attributable to Reciprocal Exchanges	0.8	—	0.8	NM

Net income attributable to Tower Group, Inc.	$25.7	13.1	13.4	96.2%

NM is shown where percentage change exceeds 500%

Key Measures

Gross premiums written:
Written by Commercial and Personal Insurance Segments	$389.5	$283.2	$106.3	37.5%

Percent of total revenues:
Net premiums earned	88.2%	88.3%
Commission and fee income (3)	2.6%	3.9%
Net investment income	7.5%	7.6%
Net realized investment gains	1.7%	0.2%

Underwriting Ratios for Commercial and Personal Insurance Segments Combined

Calendar Year Loss Ratios
Gross	60.9%	61.2%
Net	63.2%	63.2%
Underwriting Expense Ratios
Gross (4)	32.9%	33.3%
Net (4)	34.5%	36.2%
Combined Ratios
Gross	93.8%	94.5%
Net	97.7%	99.4%

Return on average equity (5)	9.9%	5.7%

(1)	Personal Insurance segment underwriting profit includes underwriting results of the Reciprocal Exchanges for the three months ended March 31, 2011.

(2)	Insurance Services segment pretax income for the three months ended March 31, 2011 includes results related to Tower’s management services agreement with the Reciprocal Exchanges.

(3)	Commission and fee income for the three months ended March 31, 2011 excludes management fee income earned by Tower from the Reciprocal Exchanges. These amounts are eliminated in reporting consolidated net income.

(4)	The gross and net underwriting expense ratios include fees paid by the Reciprocal Exchanges to Tower in excess of Tower’s direct costs to service the management service agreements. These fees increased the gross and net expense ratios by 0.5% for the three month period ended March 31, 2011.

(5)	For the three months ended March 31, 2011, the after-tax impact of net realized investment gains increased return on average equity by 2.1%. For the three months ended March 31, 2010, the after-tax impact of acquisition-related transaction costs and net realized investment losses lowered return on equity by 0.2%.
Consolidated Results of Operations for the Three Months Ended March 31, 2011 and 2010
Total revenues. Total revenues increased by 41.9% for the three months ended March 31, 2011 as compared to the same period in 2010, primarily due to increased net premiums earned and net investment income resulting from the acquisition of OBPL. In the first quarter of 2011, OBPL accounted for $99.1 million of total revenues. Tower also acquired certain renewal rights which increased written premiums in the first quarter of 2011 by $19.0 million. Net realized investment gains increased $6.7 million in the first quarter of 2011 compared to the same period in 2010.
Premiums earned. Gross premiums earned in the three months ended March 31, 2011 increased 31.6% compared to the same period in 2010, primarily as a result of the acquisition of OBPL. In addition first quarter 2011 premiums increased resulting from renewal rights transactions entered into in November 2010 and January 2011 for commercial automobile and physical damage business and workers’ compensation policies. Ceded premiums earned in the three months ended March 31, 2011 decreased by $10.0 million, or 18.7%, from the same period in 2010 as Tower elected to cancel its liability quota share reinsurance treaty. This decrease was somewhat offset by the Company’s reinsurance of its OBPL homeowners business.
Overall, net premiums earned in the three months ended March 31, 2011 increased by $111.7 million as compared to the same period in 2010.
Commission and fee income. Commission and fee income decreased by $2.0 million, or 19.7%, in the three month period ended March 31, 2011 as compared to the same period in 2010, and this decline is attributed to the changes in our reinsurance program described above.
Net investment income and net realized gains (losses). Net investment income increased 39.7% in the three months ended March 31, 2011 as compared to the same period in 2010. The increase in net investment income resulted from an increase in average cash and invested assets for the three months ended March 31, 2011 as compared to the same period of 2010. The increase in cash and invested assets resulted primarily from $365.1 million of invested assets acquired from the OBPL acquisition (reduced by cash used to finance such acquisition) and due to operating cash flows of $170.0 million generated during 2010 and $5.8 million generated during the first three months of 2011. The positive cash flow from operations was the result of an increase in premiums collected from a growing book of business. The tax equivalent investment yield at amortized cost was 4.8% at March 31, 2011 compared to 5.7% at March 31, 2010. Operating cash invested in 2011 and in 2010 has been affected by a low-yield environment, as asset classes other than U.S. Treasuries have experienced tightening spreads, the result of investors reaching for yield in a low interest rate environment. We have increased our investment in high-yield securities and dividend paying equity securities to reduce the impact of this low rate environment.
Net realized investment gains were $7.4 million for the three months ended March 31, 2011 compared to gains of $0.7 million in the same period last year. Credit related OTTI losses in the three months ended March 31, 2011 of $0.1 million were lower than the $2.9 million which were recorded for the comparable period of 2010.
Loss and loss adjustment expenses and loss ratio. The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 63.2% in the three months ended March 31, 2011 and 2010. Excluding the Reciprocal Exchanges, the net loss and loss expense ratio was 64.7% for the three months ended March 31, 2011. The Reciprocal Exchange’s net loss ratio was 52.4% for the three months ended March 31, 2011.
Excluding the Reciprocal Exchanges, the net loss ratio included approximately $15 million from claims related to winter storms while in the three months ended March 31, 2010, the net loss ratio included approximately $17.5 million of winter related catastrophe losses. Excluding the effects of the winter storms in 2011 and the catastrophe losses in 2010, the net loss ratios for the three month periods ended March 31, 2011 and 2010 would have been approximately 59.3% and 56.7%, respectively. Excluding the Reciprocal Exchanges, prior year unfavorable development on property losses was comprised of $4.3 million from the Commercial Insurance segment and $3.6 million from the Personal Insurance segment, primarily related to winter storms. Prior year development in liability lines was flat for the quarter as $4.4 million of unfavorable development in the Commercial Insurance segment was offset by $4.3 million of favorable development in the Personal Insurance segment.
The Reciprocal Exchanges had favorable prior year development of $6.2 million including both homeowners’ and private passenger automobile lines of business.
Operating expenses. Operating expenses were $66.3 million for the three months ended March 31, 2011, an increase of 30.1% from the same period in 2010, primarily as a result of the OBPL acquisition. In addition, the Company continued to amortize the value of business acquired (“VOBA”) asset recorded in the OBPL purchase accounting and has incurred costs under the transaction services agreements with OneBeacon.
The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 18.0% for both the three months ended March 31, 2011 and March 31, 2010. The other underwriting expenses component of the underwriting expense ratio declined to 14.9% in the first quarter 2011 from 15.3% for the three months ended March 31, 2010. This decrease was the result of lower New York State workers’ compensation assessments declining by $2.6 million in the first quarter of 2011 as compared to the same period in 2010.
The decline in the net underwriting expense ratio from 36.2% for the three months ended March 31, 2010 to 34.5% for the three months ended March 31, 2011 is due to the decline in New York State workers’ compensation assessments in the first quarter of 2011, as well as the Company’s reduction in ceded premiums in the first quarter of 2011. The Company cancelled its liability quota share agreement in 2011.
Acquisition-related transaction costs. Acquisition-related transaction costs for the three months ended March 31, 2011 were negligible. In the comparable period of the prior year, acquisition related transaction costs were $0.9 million.
Interest expense. Interest expense increased by $3.2 million for the three months ended March 31, 2011 compared to the same period in 2010. Interest expense increased mainly due to the issuance of the senior convertible notes in October 2010. In addition, the Company had borrowings outstanding of $17.0 million as of March 31, 2011 under its credit facility which resulted in incremental interest expense.
Income tax expense. Income tax expense for the three months ended March 31, 2011 increased compared to the same period in 2010. The effective income tax rate (including state and local taxes) was 32.5% for the three months ended March 31, 2011, compared to 30.9% for the same period in 2010. The 2011 effective tax rate represents management’s best estimate and considers, among other things, the tax exempt municipal investments and dividends received deductions to be incurred on our equity securities portfolio. The increase of 1.6% is due to the Company’s permanent tax differences as a percentage of income decreasing in the first quarter 2011 as compared to the same period in the prior year.
Net income and return on average equity. Net income attributable to Tower Group, Inc. and annualized return on average equity were $25.7 million and 9.9% for the three months ended March 31, 2011 compared to $13.1 million and 5.7% for the same period in 2010. The increase in the net income and annualized return on equity in 2011 is primarily due to the net realized investment gains and the earnings from the OBPL business described above.

Commercial Insurance Segment Results of Operations

	Three Months Ended March 31,
($ in millions)	2011	2010	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$276.6	$278.6	$(2.0)	-0.7%
Less: ceded premiums earned	(24.8)	(45.2)	20.4	-45.2%

Net premiums earned	251.8	233.4	18.4	7.9%
Ceding commission revenue	4.0	9.1	(5.1)	-56.0%
Policy billing fees	0.8	0.6	0.2	31.7%

Total revenue	256.6	243.1	13.5	5.5%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	181.7	162.6	19.1	11.7%
Less: ceded loss and loss adjustment expenses	(17.2)	(26.8)	9.6	-35.9%

Net loss and loss adjustment expenses	164.5	135.8	28.7	21.2%
Underwriting expenses
Direct commission expenses	50.5	50.0	0.5	0.9%
Other underwriting expenses	36.8	40.8	(4.0)	-9.8%

Total underwriting expenses	87.3	90.8	(3.5)	-4.0%

Underwriting profit	$4.8	$16.5	$(11.7)	-70.8%

Key Measures
Premiums written
Gross premiums written	$263.0	$247.5	$15.5	6.3%
Less: ceded premiums written	(11.9)	(28.1)	16.2	-57.6%

Net premiums written	$251.1	$219.4	$31.7	14.4%

Ceded premiums as a percent of gross premiums
Written	4.5%	11.4%
Earned	9.0%	16.2%
Calendar Year Loss Ratios
Gross	65.7%	58.4%
Net	65.3%	58.2%
Underwriting Expense Ratios
Gross	31.3%	32.4%
Net	32.7%	34.8%
Combined Ratios
Gross	97.0%	90.8%
Net	98.0%	93.0%

Commercial Insurance Segment Results of Operations for the Three Months Ended March 31, 2011 and 2010
Gross premiums. Commercial Insurance gross premiums written increased by $15.5 million for the three months ended March 31, 2011 compared to the same period in 2010. The increase resulted from renewal rights transactions of which $6.9 million of new business written and $12.1 million of the portfolio transfer accounted for $19.0 million of the new premiums written. Gross earned premiums declined slightly as only a small amount of the premium from the renewal rights transaction was earned.
Renewal retention rate excluding programs was 74.8% for the three months ended March 31, 2011. Premiums on renewed commercial business, other than programs, increased 1.0% for first quarter 2011. Excluding programs, policies in-force for our commercial business increased by 1.4% as of March 31, 2010.

Ceded premiums. Ceded premiums written and earned for the three months ended March 31, 2011 were $11.9 million and $24.8 million, respectively compared to $28.1 million and $45.2 million, respectively, for the three months ended March 31, 2010. The decrease in ceded premiums written for the three ended March 31, 2011 compared to 2010 resulted from our decision to cancel our liability quota share reinsurance treaty which was in effect in 2010. In addition, we reduced the ceded premiums for our excess of loss reinsurance by raising our retention from $1.0 million to $5.0 million on all lines of business except workers compensation on which our retention was raised to $2.5 million from $1.0 million. Catastrophe reinsurance ceded premiums were $2.4 million and $3.1 for the three months ended March 31, 2011 and 2010, respectively.
Net premiums. The change in net premiums written and earned results from the changes in gross and ceded premiums discussed above.
Ceding commission revenue. Ceding commission revenue decreased for the three months ended March 31, 2011 by $5.1 million compared to the same period in 2010. The decrease was a result of the cancellation of our liability quota share contract. In the fourth quarter of 2010 we lowered our ceding percentage and cancelled the contract in 2011. Ceding commission revenue was not impacted in the quarter ended March 31, 2011 as a result of change in loss ratios on prior year’s quota share treaties compared to a decrease of $0.4 million for the same period in 2010.
Loss and loss adjustment expenses and loss ratio. The net loss ratio was 65.3% and 58.2% for the three month periods ended March 31, 2011 and 2010, respectively. The net loss ratio for the three months ended March 31, 2011 included $8.7 million attributable to prior years.
Commercial property lines, including fire, commercial packages and automobile physical damage, experienced losses related to prior years of $4.3 million of which approximately $2.5 million related to winter storms.
Liability lines developed unfavorably in the first quarter of 2011 by approximately $4.4 million, stemming primarily from program business unfavorable development of $6.2 million, offset in part by favorable development of $1.2 million in our CastlePoint Re assumed business, and $0.6 million amortization of the reserves risk premium.
Underwriting expenses and underwriting expense ratio. Underwriting expenses include direct commissions and other underwriting expenses. The gross underwriting expense ratio was 31.3% for the three months ended March 31, 2011 as compared to 32.4% for 2010. The net expense ratio was 32.7% for the three months ended March 31, 2011 as compared to 34.9% for the same period in 2010.
The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 18.3% for the three months ended March 31, 2011 compared to 17.9% for the same period in 2010. This increase is attributable to profit commission expense incurred in the first quarter 2011. The other underwriting expense (“OUE”) ratio, including boards, bureaus and taxes (“BB&T”), was 13.0% for the three months ended March 31, 2011 compared to 14.5% for the same period in 2010. The OUE decreased in part because our New York State workers’ compensation assessment declined by $2.6 million from the three months ended March 31, 2010 compared to the three months ended March 31, 2011.
Underwriting profit and combined ratio. The net combined ratios were 98.0% for the three months ended March 31, 2011 and 93.0% for the same period in 2010. The increase in the combined ratio in 2011 resulted from an increase in the net loss ratio partially offset by a decrease in the net expense ratios as described above.

Personal Insurance Segment Results of Operations

	Three Months Ended March 31,
	2011
		Reciprocal
($ in millions)	Tower	Exchanges	Total	2010	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$95.3	52.0	$147.3	$43.2	$104.1	241.0%
Less: ceded premiums earned	(12.5)	(6.8)	(19.3)	(8.6)	(10.8)	125.6%

Net premiums earned	82.8	45.2	128.0	34.6	93.3	269.7%
Ceding commission revenue	2.8	1.4	4.2	1.0	3.2	320.0%
Policy billing fees	1.3	0.1	1.4	0.2	1.2	NM

Total	86.9	46.7	133.6	35.8	97.7	272.9%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	52.9	23.5	76.4	34.4	42.0	122.1%
Less: ceded loss and loss adjustment expenses	(1.0)	0.2	(0.8)	(0.8)	—	-4.7%

Net loss and loss adjustment expenses	51.9	23.7	75.6	33.6	42.0	125.0%

Underwriting expenses
Direct commission expense	15.3	10.6	25.9	7.9	18.0	227.8%
Other underwriting expenses	16.5	12.0	28.5	9.0	19.4	215.5%

Total underwriting expenses	31.8	22.6	54.4	16.9	37.4	221.3%

Underwriting profit (loss)	3.2	0.4	3.6	(14.7)	18.3	-124.5%

Key Measures
Premiums written
Gross premiums written	$78.7	$47.8	$126.5	$35.7	$90.8	254.3%
Less: ceded premiums written	(10.5)	(7.2)	(17.7)	(7.9)	(9.8)	124.1%

Net premiums written	$68.2	$40.6	$108.8	$27.8	$81.0	291.4%

NM is shown where percentage change exceeds 500%

Ceded premiums as a percent of gross premiums
Written	13.3%	15.1%	14.0%	22.1%
Earned	13.1%	13.1%	13.1%	19.9%
Calendar Year Loss Ratios
Gross	55.5%	45.2%	51.9%	79.6%
Net	62.8%	52.4%	59.1%	97.0%
Underwriting Expense Ratios
Gross	31.9%	43.2%	35.9%	39.0%
Net	33.3%	46.6%	38.0%	45.7%
Combined Ratios
Gross	87.4%	88.4%	87.8%	118.6%
Net	96.1%	99.0%	97.1%	142.7%

Personal Insurance Segment Results of Operations for the Three Months Ended March 31, 2011 and 2010
Gross premiums. Gross earned premium increased $104.1 million during the three months ended March 31, 2011 as compared to the same period in 2010, primarily due to the acquisition of OBPL which added $95.2 million of gross earned premiums. Excluding the effect of the OBPL business, Tower’s gross earned premiums increased by $8.9 million, or 20.6%, from the same period in 2010 due to organic growth in homeowners business. Tower’s personal lines renewal retention was 83.8% for the three months ended March 31, 2011, compared to 90.0% in the same period in 2010. Excluding the OBPL business, policies-in-force for our personal business increased by 4.8% from March 31, 2010 to March 31, 2011.

Ceded premiums. Ceded premiums written and earned were $17.7 million and $19.3 million, respectively, for the three months ended March 31, 2011. This represents increases compared to same period in the prior year of $9.8 million and $10.8 million, respectively, and is primarily attributed to the acquisition of OBPL business. The Company reinsures the homeowners business obtained from OBPL through a quota share program which resulted in $7.4 million of ceded earned premiums for the first quarter of 2011.
Catastrophe ceded premiums written were $8.3 million for the first quarter in 2011 compared to $5.6 million for the first quarter in 2010. The increase in catastrophe ceded premiums includes $2.7 million for business acquired from OBPL acquisition and $1.2 million for the existing Tower business.
Net premiums. Net premiums written for the three months ended March 31, 2010 were $108.8 million, an increase of $81.0 million compared to the same period in the prior year. The acquisition of OBPL accounted for $76.5 million of this growth. The remainder of this change results from the increases in gross written premiums discussed above.
Ceding commission revenue. Ceding commission revenue for the three months ended March 31, 2011 was $4.2 million, compared to $1.0 million in the first quarter of 2010. This increase was primarily attributable to the commission revenue earned on the previously mentioned homeowners quota share treaty.
Loss and loss adjustment expenses and loss ratio. The net loss and LAE ratio for the first quarter of 2011 was 62.8% excluding the Reciprocal Exchanges, and 97.0% for the same period in the prior year. The net loss ratio for the Reciprocal Exchanges was 52.4% for the first quarter 2011. Excluding the Reciprocal Exchanges, there was $0.7 million in favorable development attributable to prior years comprised of $3.6 million of unfavorable development in property lines offset by $4.3 million of favorable development in liability lines. In the Reciprocal Exchanges, there was $6.2 million in favorable development attributable to prior years.
In the first quarter of 2011, we incurred a large number of winter related claims totaling approximately $12.5 million that primarily impacted our homeowners’ and automobile physical damage lines. This included claims arising from the Northeast storm on December 26, 2010 that were reported and developed during the first quarter of 2011. In the first quarter of 2010 we incurred a large number of homeowners’ claims relating to Cat 96 that amounted to approximately $12.5 million
The net loss and loss expense ratio for private passenger automobile in the first quarter of 2011 was 47.0% including $4.5 million of favorable prior year development and the net accident year loss and LAE ratio was 67.7%. This compares to the net loss and LAE ratio for private passenger automobile for the three months ended March 31, 2010 of 122.2%. However premiums in our private passenger automobile line were relatively small, $0.8 million, in the first quarter of 2010 which was prior to our acquisition of OBPL.
Underwriting expenses and underwriting expense ratio. Underwriting expenses increased by $37.4 million to $54.4 million in the three months ended March 31, 2011 as compared to the same period in 2010. The increase in underwriting expenses is due to the increase in gross premiums earned, which was primarily due to the OBPL acquisition. The gross underwriting expense ratio for the three months ended March 31, 2011 was 35.9% as compared to 39.0% for the same period last year.
The commission portion of the gross underwriting expense ratio was 17.6% in 2011 compared to 18.3% in 2010. This decrease reflects the impact of lower commission rates in the Reciprocal Exchanges. The gross OUE ratio, which included BB&T, was 18.3% for the three months ended March 31, 2011 compared with 20.7% in the same period in 2010. The decrease in the OUE ratio resulted, in part, from higher amortization of the value of business acquired (“VOBA”) asset and DAC as compared to direct underwriting costs capitalized by the Company in 2010. In addition, increases in premiums exceeded the increase in OUE in the first quarter of 2011 as compared to the same period in the prior year which had the effect of lowering the OUE ratios.
The net underwriting expense ratio was 38.0% for the three months ended March 31, 2011 as compared to 45.7% for the comparable 2010 period. This change results from the changes in commission expense described above as well as the effects of the ceded commission earned on the homeowners quota share treaty.
Underwriting profit and combined ratio. The underwriting gain for the three months ended March 31, 2011 as compared to the loss in the prior year primarily resulted from improvements in both the loss ratios and underwriting expense ratio, as discussed above.

Insurance Services Segment Results of Operations

	Three Months Ended March 31,
($ in millions)	2011	2010	Change	Percent

Revenues
Management fee income	$6.7	$—	$6.7	NM
Other revenue	0.6	0.6	—	0.0%

Total revenue	7.3	0.6	6.7	NM

Expenses
Direct commission expenses paid to producers	0.2	0.1	0.2	109.0%
Other insurance services expenses	4.8	0.3	4.5	NM

Total expenses	5.0	0.4	4.7	NM

Insurance services pre-tax income	$2.3	$0.2	$2.0	NM

NM is shown where percentage change exceeds 500%
Insurance Services Segment Results of Operations for the Three Months Ended March 31, 2011 and 2010
Total revenue. The increase in total revenue for the three months ended March 31, 2011 compared to the same period in the prior year was primarily due to the management fee income earned by Tower for underwriting, claims, investment management and other services provided to the Reciprocal Exchanges pursuant to management services agreements with the Reciprocal Exchanges. The management fee income is calculated as a percentage of the Reciprocal Exchanges’ gross written premiums. The effects of these management services agreements between Tower and the Reciprocal Exchanges are eliminated in consolidation to derive consolidated net income.
Total expenses. The increase in total expenses for the three months ended March 31, 2011 compared to the same period in the prior year was primarily due to the costs incurred under the management services agreement between Tower and the Reciprocal Exchanges.

Investments
Portfolio Summary
The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of March 31, 2011 and December 31, 2010:

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
($ in thousands)	Cost	Gains	Months	Months	Value	Value

March 31, 2011
U.S. Treasury securities	$46,797	$785	$(78)	$—	$47,504	1.9%
U.S. Agency securities	32,338	757	(37)	—	33,058	1.3%
Municipal bonds	562,213	13,940	(3,832)	(25)	572,296	23.1%
Corporate and other bonds	845,108	29,836	(4,372)	—	870,572	35.2%
Commercial, residential and asset-backed securities	833,441	30,602	(3,300)	(361)	860,382	34.7%

Total fixed-maturity securities	2,319,897	75,920	(11,619)	(386)	2,383,812	96.2%
Equity securities	93,068	3,562	(1,528)	(87)	95,015	3.8%

Total, March 31, 2011	$2,412,965	$79,482	$(13,147)	$(473)	$2,478,827	100.0%

Tower	$2,127,042	$74,013	$(11,517)	$(451)	$2,189,087
Reciprocal Exchanges	285,923	5,469	(1,630)	(22)	289,740

Total, March 31, 2011	$2,412,965	$79,482	$(13,147)	$(473)	$2,478,827

December 31, 2010
U.S. Treasury securities	$177,060	$1,258	$(64)	$—	$178,254	7.2%
U.S. Agency securities	26,504	758	(34)	—	27,228	1.1%
Municipal bonds	544,019	14,357	(4,635)	(35)	553,706	22.4%
Corporate and other bonds	852,287	36,059	(4,766)	(10)	883,570	35.7%
Commercial, residential and asset-backed securities	707,294	37,665	(3,986)	(1,120)	739,853	29.9%

Total fixed-maturity securities	2,307,164	90,097	(13,485)	(1,165)	2,382,611	96.3%
Equity securities	91,218	2,487	(3,192)	(196)	90,317	3.6%
Short-term investments	1,560	—	—	—	1,560	0.1%

Total, December 31, 2010	$2,399,942	$92,584	$(16,677)	$(1,361)	$2,474,488	100.0%

Tower	$2,061,448	$87,879	$(14,532)	$(1,361)	$2,133,434
Reciprocal Exchanges	338,494	4,705	(2,145)	—	341,054

Total, December 31, 2010	$2,399,942	$92,584	$(16,677)	$(1,361)	$2,474,488

Credit Rating of Fixed-Maturity Securities
The average credit rating of our fixed-maturity securities, using ratings assigned to securities by Standard & Poor’s, was AA- at March 31, 2011 and December 31, 2010. The following table shows the ratings distribution of our fixed-maturity portfolio:

	Tower		Reciprocal Exchanges
	Fair	Percentage of	Fair	Percentage of
($ in thousands)	Value	Fair Value	Value	Fair Value

March 31, 2011
U.S. Treasury securities	$46,594	2.2%	$908	0.3%
AAA	709,308	33.8%	110,367	38.4%
AA	437,118	20.9%	44,365	15.4%
A	435,796	20.8%	88,309	30.7%
BBB	221,301	10.6%	10,992	3.9%
Below BBB	246,297	11.7%	32,457	11.3%

Total	$2,096,414	100.0%	$287,398	100.0%

December 31, 2010
U.S. Treasury securities	$148,018	7.3%	$30,236	8.9%
AAA	620,281	30.4%	100,566	29.5%
AA	412,414	20.2%	46,015	13.5%
A	445,498	21.8%	111,064	32.6%
BBB	161,474	7.9%	32,932	9.6%
Below BBB	253,872	12.4%	20,241	5.9%

Total	$2,041,557	100.0%	$341,054	100.0%

Fixed-Maturity Investments with Third Party Guarantees
At March 31, 2011, $192.4 million of our municipal bonds, at fair value, were guaranteed by third parties from a total of $2.4 billion, at fair value, of all fixed-maturity securities held by us. The amount of securities guaranteed by third parties along with the credit rating with and without the guarantee is as follows:

	With	Without
($ in thousands)	Guarantee	Guarantee

AAA	$21,465	$21,465
AA	139,194	114,455
A	28,265	45,629
BBB	3,427	6,474
Below BBB	—	2,577
No underlying rating	—	1,751

Total	$192,351	$192,351

Tower	$191,805	$191,805
Reciprocal Exchanges	546	546

Total	$192,351	$192,351

The securities guaranteed, by guarantor, are as follows:

	Guaranteed	Percent
($ in thousands)	Amount	of Total

National Public Finance Guarantee Corp	$80,293	41.8%
Assured Guaranty Municipal Corp	67,019	34.8%
Ambac Financial Corp	30,061	15.6%
FGIC Corp	5,773	3.0%
Berkshire Hathaway Assurance Corp	5,530	2.9%
Others	3,675	1.9%

Total	$192,351	100.0%

Tower	$191,805
Reciprocal Exchanges	546

Total	$192,351

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
As of March 31, 2011, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.
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
In certain instances, we deemed it necessary to utilize Level 3 pricing over prices available through pricing services used throughout 2011 and 2010. In the periods of market dislocation, the ability to observe stable prices and inputs may be reduced for some instruments as currently is the case for certain non-agency residential, commercial mortgage-backed securities and asset-backed securities.
As more fully described in Note 5 to our Consolidated Financial Statements, “Investments,” we completed a detailed review of all our securities in a continuous loss position, including but not limited to residential and commercial mortgage-backed securities, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment, rather than fundamental collateral deterioration, and are temporary in nature.
Unrealized Losses
Changes in interest rates and credit spreads directly impact the fair value of our fixed maturity portfolio. We regularly review both our fixed-maturity and equity portfolios to evaluate the necessity of recording impairment losses for other-than temporary declines in the fair value of investments.
The following table presents information regarding our invested assets that were in an unrealized loss position at March 31, 2011 and December 31, 2010 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Aggregate	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses

March 31, 2011
U.S. Treasury securities	$3,869	$(79)	$—	$—	$3,869	$(79)
U.S. Agency securities	1,432	(37)	—	—	1,432	(37)
Municipal bonds	144,243	(3,831)	225	(25)	144,468	(3,856)
Corporate and other bonds
Finance	86,295	(1,154)	—	—	86,295	(1,154)
Industrial	191,043	(2,858)	—	—	191,043	(2,858)
Utilities	13,038	(360)	—	—	13,038	(360)
Commercial mortgage-backed securities	45,445	(625)	422	(24)	45,867	(649)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Aggregate	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses

Residential mortgage-backed securities
Agency backed	178,563	(2,312)	—	—	178,563	(2,312)
Non-agency backed	20,346	(194)	4,525	(337)	24,871	(531)
Asset-backed securities	22,006	(169)	—	—	22,006	(169)

Total fixed-maturity securities	706,280	(11,619)	5,172	(386)	711,452	(12,005)
Preferred stocks	4,717	(27)	5,464	(87)	10,181	(114)
Common stocks	32,296	(1,501)	—	—	32,296	(1,501)

Total, March 31, 2011	$743,293	$(13,147)	$10,636	$(473)	$753,929	$(13,620)

Tower	$620,969	$(11,517)	$10,394	$(451)	$631,363	$(11,968)
Reciprocal Exchanges	122,324	(1,630)	242	(22)	122,566	(1,652)

Total, March 31, 2011	$743,293	$(13,147)	$10,636	$(473)	$753,929	$(13,620)

December 31, 2010
U.S. Treasury securities	$2,641	$(64)	$—	$—	$2,641	$(64)
U.S. Agency securities	4,643	(34)	—	—	4,643	(34)
Municipal bonds	146,947	(4,635)	215	(35)	147,162	(4,670)
Corporate and other bonds
Finance	45,542	(618)	—	—	45,542	(618)
Industrial	172,305	(3,526)	241	(9)	172,546	(3,535)
Utilities	24,567	(622)	243	(1)	24,810	(623)
Commercial mortgage-backed securities	35,362	(892)	2,315	(658)	37,677	(1,550)
Residential mortgage-backed securities
Agency backed	210,770	(2,750)	—	—	210,770	(2,750)
Non-agency backed	2,416	(209)	8,112	(462)	10,528	(671)
Asset-backed securities	9,958	(135)	—	—	9,958	(135)

Total fixed-maturity securities	655,151	(13,485)	11,126	(1,165)	666,277	(14,650)
Preferred stocks	9,507	(72)	5,356	(196)	14,863	(268)
Common stocks	38,516	(3,120)	—	—	38,516	(3,120)

Total, December 31, 2010	$703,174	$(16,677)	$16,482	$(1,361)	$719,656	$(18,038)

Tower	$530,401	$(14,533)	$16,482	$(1,361)	$546,883	$(15,894)
Reciprocal Exchanges	172,773	(2,144)	—	—	172,773	(2,144)

Total, December 31, 2010	$703,174	$(16,677)	$16,482	$(1,361)	$719,656	$(18,038)

At March 31, 2011, the unrealized losses for fixed-maturity securities were primarily in our municipal bond and corporate bond portfolios.
The following table shows the number of securities, fair value, unrealized loss amount and percentage below amortized cost and the ratio of fair value by security rating as of March 31, 2011:

		Unrealized Loss
			Percent of	Fair Value by Security Rating
	Fair		Amortized					BB or
($ in thousands)	Value	Amount	Cost	AAA	AA	A	BBB	Lower

U.S. Treasury securities	$3,869	$(79)	-2%	100%	0%	0%	0%	0%
U.S. Agency securities	1,432	(37)	-3%	100%	0%	0%	0%	0%
Municipal bonds	144,468	(3,856)	-3%	19%	51%	23%	0%	7%
Corporate and other bonds	290,376	(4,372)	-2%	0%	17%	36%	33%	14%
Commercial mortgage-backed securities	45,867	(649)	-1%	61%	4%	9%	13%	13%
Residential mortgage-backed securities	203,434	(2,843)	-1%	96%	0%	0%	0%	4%
Asset-backed securities	22,006	(169)	-1%	11%	83%	0%	0%	6%
Equity securities	42,477	(1,615)	-4%	NR

NR indicates that equity securities are not rated
See Note 5—“Investments” in our unaudited financial statements for further information about impairment testing and other-than-temporary impairments.
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
As of December 31, 2010, the amount of distributions that our Insurance Subsidiaries could pay to Tower without approval of their domiciliary Insurance Departments was $30.8 million. In addition, we can return capital of $46.5 million from CastlePoint Re without permission from the Bermuda Monetary Authority. No dividends or return of capital were paid from the Insurance Subsidiaries or CastlePoint Re to the Holding Company during the three month period ended March 31, 2011. The management companies paid dividends of $10.2 million to the Holding Company during the three months ended March 31, 2011.
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
Capital
Our capital resources consist of funds deployed or available to be deployed to support our business operations. At March 31, 2011 and December 31, 2010, our capital resources were as follows:

	March 31,	December 31,
($ in thousands)	2011	2010

Outstanding under credit facility	$17,000	$—
Subordinated debentures	235,058	235,058
Convertible Senior Notes	139,849	139,208
Tower Group, Inc. stockholders’ equity	1,043,160	1,045,001

Total capitalization	$1,435,067	$1,419,267

Ratio of debt to total capitalization	27.3%	26.4%

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
In May 2010, the Company entered into a $125.0 million credit facility agreement. The credit facility is a revolving credit facility with a letter of credit sublimit of $25.0 million. The credit facility will be used for general corporate purposes. The Company may request that the facility be increased by an amount not to exceed $50.0 million, and the facility expires May 2013. The Company had $17.0 million outstanding under the credit facility as of March 31, 2011.
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
In October 2010, the Company effected interest rate swap contracts on $190 million notional amount of the subordinated debentures. As described in the table above, certain of these subordinated debentures are currently paying a variable interest rate and other subordinated debentures will convert to variable rates over the next two years. The interest rate swaps will fix the variable interest payments on the subordinated debentures to rates from 5.1% to 5.9%. The interest rate swaps mature in 2015.
The Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. In the three months ended March 31, 2011, 0.7 million shares of common stock were purchased under these programs at an aggregate consideration of $17.6 million. As of March 31, 2011, the original $100 million share repurchase program had been fully utilized and $94.4 million remained available for future share repurchases under the new program.
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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Three Months Ended
	March 31,
($ in thousands)	2011	2010

Cash provided by (used in):
Operating activities	$5,841	$36,762
Investing activities	(30,649)	(33,343)
Financing activities	(7,021)	(11,446)

Net decrease in cash and cash equivalents	(31,829)	(8,027)
Cash and cash equivalents, beginning of year	102,877	164,882

Cash and cash equivalents, end of period	$71,048	$156,855

Comparison of Three Months Ended March 31, 2011 and 2010
For the three months ended March 31, 2011, net cash provided by operating activities was $5.8 million as compared to $36.8 million for the same period in 2010. The decrease in cash flow for the three months ended March 31, 2011 primarily resulted from increased claims payments attributed to the Northeast winter storms beginning on December 26, 2010. The catastrophe losses recorded in the first quarter of 2010 were paid predominantly in the second quarter of 2010.
Net cash flows used in investing activities were $30.6 million for the three months ended March 31, 2011 compared to $33.3 million used for the three months ended March 31, 2010. The cash flows in both years primarily related to purchases and sales of fixed-maturity securities and equity securities. The purchases and sales of fixed-maturity securities in the first quarter of 2011 for $630.4 million and $611.1 million, respectively, are attributable to the Company replacing its U.S. Treasury securities with higher yielding Agency-backed RMBS, rebalancing of the corporate and other bond portfolio and general maturities and repurchases within the portfolio.
The net cash flows used in financing activities for the three months ended March 31, 2011 are primarily the result of borrowings of $17.0 million from our credit facility reduced by the repurchase of common stock for $17.6 million and dividends of $5.1 million.
Cash flow needs at the holding company level are primarily for dividends to our stockholders and interest payments on our outstanding debt.
Insurance Subsidiaries
The Insurance Subsidiaries maintain sufficient liquidity to pay claims, operating expenses and meet other obligations. The Company held $71.0 million and $102.9 million of cash and cash equivalents at March 31, 2011 and December 31, 2010, respectively. We monitor the expected claims payment needs and maintain a sufficient portion of our invested assets in cash and cash equivalents to enable us to fund the claims payments without having to sell longer-duration investments. As necessary, we adjust the holdings of short-term investments and cash and cash equivalents to provide sufficient liquidity to respond to changes in the anticipated pattern of claims payments. See “Business—Investments.”
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
Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities, although conditions affecting particular asset classes (such as conditions in the commercial and housing markets that affect commercial and residential mortgage-backed securities) can also be significant sources of market risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed-maturity securities as of March 31, 2011 was $2.4 billion.
For fixed-maturity securities, short-term liquidity needs and potential liquidity needs for our business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates as discussed more fully below under sensitivity analysis.
As of March 31, 2011, we had a total of $59.8 million of outstanding floating rate subordinated debentures underlying our trust preferred securities issued by our wholly owned statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. An additional $175.3 million of subordinated debentures will convert from fixed rate to floating rate in 2011 and 2012. In order to reduce the interest rate risk on the subordinated debentures, the Company entered into interest rate swap contracts with Keybank National Association that are designed to convert $190 million of these outstanding borrowings from their respective floating rates to fixed rates ranging from 5.1% to 5.9%. These swaps mature in 2015.
Sensitivity Analysis
Sensitivity analysis is a measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In our sensitivity analysis model, we select a hypothetical change in market rates that reflects what we believe are reasonably possible near-term changes in those rates. The term “near-term” means a period of up to one year from the date of the consolidated financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.
In this sensitivity analysis model, we use fair values to measure our potential loss. The sensitivity analysis model includes fixed-maturities, preferred stocks and short-term investments.
For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of March 31, 2011.
The following table summarizes the estimated change in fair value on our fixed-maturity portfolio including preferred stocks and short-term investments based on specific changes in interest rates as of March 31, 2011:

	Estimated	Estimated
	Increase	Percentage
	(Decrease)	Increase
	in Fair Value	(Decrease)
Change in interest rate	(in thousands)	in Fair Value

300 basis point rise	$(365,379)	-14.7%
200 basis point rise	(252,840)	-10.2%
100 basis point rise	(130,386)	-5.3%
As of March 31, 2011	—	0.0%
100 basis point decline	130,138	5.3%
The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $130.4 million or (5.3%) based on a 100 basis point increase in interest rates as of March 31, 2011. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed-maturity investments.
Interest expense would also be affected by a hypothetical change in interest rates. As of March 31, 2011 we had $59.8 million of floating rate debt obligations, of which $20 million are hedged through our interest rate swaps. A 100 basis point increase in interest rates would increase annual interest expense by $0.4 million, pre-tax, a 200 basis point increase would increase interest expense by $0.8 million, pre-tax, and a 300 basis point increase would increase interest expense by $1.2 million on the $39.8 million in non-hedged floating rate debt obligations.
With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be an adjustment to amortization for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage-backed securities holdings had been purchased at significant discounts or premiums to par value. As of March 31, 2011, the par value of our residential mortgage-backed securities holdings was $564.1 million and the amortized cost of our residential mortgage-backed securities holdings was $562.3 million. This equates to an average price of 99.7% of par. Historically, few of our mortgage-backed securities were purchased at more than three points (below 97% and above 103%) from par, thus an adjustment in accordance with this GAAP guidance would not have a significant effect on investment income. However, since many of our non-investment grade mortgage-backed securities have been impaired as a result of adverse cash flows, the required adjustment to book yield can have a significant effect on our future investment income.
Furthermore, significant hypothetical changes in interest rates in either direction can affect principal redemptions, and therefore investment income, because of the residual mortgage securities in the portfolio. The residential mortgage-backed securities portion of the fixed-maturity securities portfolio totaled 23.9% as of March 31, 2011. Of this total, 31.9% was in agency pass through securities, which have the highest amount of prepayment risk from declining rates. The remainder of our mortgage-backed securities portfolio is invested in agency planned amortization class collateralized mortgage obligations, non-agency residential non-accelerating securities, and commercial mortgage-backed securities.
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
We also bear credit risk on the premium deposits paid by our policyholders to our producers. Producers collect such premiums and remit them to us within prescribed periods. After the initial premium deposit is made to the producer, the Insurance Subsidiaries subsequently bill premiums directly to insureds. In New York State and other jurisdictions, premiums paid to producers by an insured may be considered to have been paid under applicable insurance laws and regulations and the insured will no longer be liable to us for those amounts, whether or not we have actually received the premium payment from the producer. Consequently, we assume a degree of credit risk associated with producers. Due to the unsettled and fact specific nature of the law, we are unable to quantify our exposure to this risk.
Our interest rate swap contracts contain credit support annex provisions which require Keybank National Association to post collateral if the swap fair values exceed $5 million (asset position). As of March 31, 2011, the swaps had a fair value of $4.1 million (asset position) and no collateral has been posted.
Equity Risk
Equity risk is the risk that we may incur economic losses due to adverse changes in equity prices. Our equity securities are classified as available for sale in accordance with GAAP and carried on the balance sheet at fair value. Our outside investment managers are constantly reviewing the financial health of these issuers. In addition, we perform periodic reviews of these issuers.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), concluded that the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2011.
Because of its inherent limitations, our disclosure controls and procedures and our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
(b) Changes in internal control over financial reporting
On July 1, 2010, we completed the acquisition of OBPL. We are in the process of integrating OBPL’s operations, including internal controls over financial reporting, and extending our Section 404 compliance program to this business.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings
On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (“TICNY”), a wholly-owned subsidiary of Tower Group, Inc., in the United States District Court for the District of New Jersey seeking, among other things, to recover $6.1 million under various retrocessional contracts pursuant to which TICNY reinsures Munich. On June 22, 2009, TICNY filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover $2.8 million under various reinsurance contracts pursuant to which Munich reinsures TICNY. A separate action commenced by Munich against TICNY on June 17, 2009 in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled access to TICNY’s books and records pertaining to various quota share agreements, to which TICNY filed its answer on July 7, 2009, was subsequently dismissed pursuant to the stipulation of the parties on March 17, 2010. The parties are currently engaged in discovery and the Company is therefore unable to assess the likelihood of any particular outcome.
On May 12, 2010, Mirabilis Ventures, Inc. (“Mirabilis”) commenced an action against Specialty Underwriters’ Alliance Insurance Co. (“SUA”, now known as CastlePoint National Insurance Company (“CNIC”), a subsidiary of Tower Group, Inc.) and Universal Reinsurance Co., Ltd., an unrelated entity, in the United States District Court for the Middle District of Florida. The Complaint is based upon a Workers’ Compensation/Employer’s Liability policy issued by SUA to AEM, Inc. (“AEM”), to whose legal rights Mirabilis is alleged to have succeeded as a result of the Chapter 11 bankruptcy of AEM. The Complaint, which includes claims against SUA for breach of contract and breach of the duty of good faith, alleges that SUA failed to properly audit AEM’s operations to determine AEM’s Workers’ Compensation exposure for two policy years, in order to compute the premium owed by AEM, such that SUA owes Mirabilis the principal sum of $3.4 million for one policy year and $0.6 million for the other policy year, plus interest and costs. On July 30, 2010, CNIC answered the complaint and asserted nine separate counterclaims, to which Mirabilis responded on September 3, 2010. Since that time, Mirabilis has filed an amended complaint that failed to add any new claims against CNIC, and CNIC has filed amended counterclaims and affirmative defenses against Mirabilis. The litigation is only in its preliminary stage, and the Company is therefore unable to assess the likelihood of any particular outcome.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2011, the Company purchased 58,418 shares of its common stock from employees in connection with the vesting of restricted stock issued in connection with its 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.
The Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. In the three months ended March 31, 2011, 733,167 shares of common stock were purchased under these programs
The following table summarizes the Company’s stock repurchases for the three-month period ended March 31, 2011, and represents employees’ withholding tax obligations on the vesting of restricted stock and the share repurchase program:

	Total		Total Number of Shares	Approximate Dollar
	Number	Average	Purchased as Part of	Value of Shares that
	of Shares	Price Paid	Publically Announced	May Yet be Purchased
Period	Purchased (1)	per Share (2)	Plan or Program	Under Plan or Program

January 1 - 31, 2011	67,087	$25.85	67,087	$10,231,590
February 1 - 28, 2011	—	—	—	10,231,590
March 1 - 31, 2011	724,498	23.78	666,080	94,394,216

Total	791,585	$23.97	733,167

(1)	Includes 58,418 shares that were withheld to satisfy tax withholding amounts due from employees upon the receipt of previously restricted shares.

(2)	Including commissions.
Item 6. Exhibits

31.1	Chief Executive Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

32	Chief Executive Officer and Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

EX-101	INSTANCE DOCUMENT

EX-101	SCHEMA DOCUMENT

EX-101	CALCULATION LINKBASE DOCUMENT

EX-101	LABELS LINKBASE DOCUMENT

EX-101	PRESENTATION LINKBASE DOCUMENT

EX-101	DEFINITION LINKBASE DOCUMENT

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tower Group, Inc.
Registrant
Date: May 10, 2011	/s/ Michael H. Lee
Michael H. Lee
Chairman of the Board, President and Chief Executive Officer

Date: May 10, 2011	/s/ William E. Hitselberger
William E. Hitselberger
Executive Vice President, Chief Financial Officer