Form 10-Q
period 2011-06-30
Tower Group, Inc.
filed 2011-08-09
CIK 1289592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,227,088 shares of common stock, par value $0.01 per share, as of August 4, 2011.

Tower Group, Inc.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2011

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Group, Inc.

Consolidated Balance Sheets

(Unaudited)

($ in thousands, except par value and share amounts)	June 30, 2011	December 31, 2010

Assets
Investments - Tower
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $2,059,101 and $1,968,670)	$2,145,114	$2,041,557
Equity securities (cost of $93,449 and $91,218)	93,677	90,317
Short-term investments (cost of $4,998 and $1,560)	4,998	1,560
Investments - Reciprocal Exchanges
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $292,287 and $338,494)	299,554	341,054
Equity securities (cost of $1,965 and $0)	2,364	-

Total investments	2,545,707	2,474,488
Cash and cash equivalents (includes $23,159 and $2,796 relating to Reciprocal Exchanges)	60,412	102,877
Investment income receivable (includes $2,645 and $3,021 relating to Reciprocal Exchanges)	25,858	23,562
Premiums receivable (includes $38,757 and $53,953 relating to Reciprocal Exchanges)	385,820	387,584
Reinsurance recoverable on paid losses (includes $3,380 and $2,167 relating to Reciprocal Exchanges)	26,439	18,214
Reinsurance recoverable on unpaid losses (includes $15,259 and $15,092 relating to Reciprocal Exchanges)	278,878	282,682
Prepaid reinsurance premiums (includes $14,040 and $17,919 relating to Reciprocal Exchanges)	49,711	77,627
Deferred acquisition costs, net (includes $15,473 and $18,206 relating to Reciprocal Exchanges)	167,496	164,123
Deferred income taxes (includes $0 and $788 relating to Reciprocal Exchanges)	-	2,245
Intangible assets (includes $5,171 and $5,504 relating to Reciprocal Exchanges)	119,370	123,820
Goodwill	250,103	250,103
Other assets (includes $6,361 and $5,808 relating to Reciprocal Exchanges)	304,298	230,405

Total assets	$4,214,092	$4,137,730

Liabilities
Loss and loss adjustment expenses (includes $167,163 and $175,023 relating to Reciprocal Exchanges)	$1,584,699	$1,610,421
Unearned premium (includes $102,942 and $123,949 relating to Reciprocal Exchanges)	859,798	872,026
Reinsurance balances payable (includes $2,634 and $3,402 relating to Reciprocal Exchanges)	19,787	35,037
Funds held under reinsurance agreements	101,548	93,153
Other liabilities (includes $13,824 and $9,384 relating to Reciprocal Exchanges)	153,014	84,989
Deferred income taxes (includes $3,979 and $0 relating to Reciprocal Exchanges)	15,871	-
Debt	375,560	374,266

Total liabilities	3,110,277	3,069,892
Contingencies (Note 13)	-	-
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 46,398,451 and 45,742,342 shares issued, and 41,231,039 and 41,485,678 shares outstanding)	464	457
Treasury stock (5,167,412 and 4,256,664 shares)	(113,409)	(91,779)
Paid-in-capital	768,441	763,064
Accumulated other comprehensive income	55,744	48,883
Retained earnings	361,327	324,376

Tower Group, Inc. stockholders’ equity	1,072,567	1,045,001

Noncontrolling interests - Reciprocal Exchanges	31,248	22,837

Total stockholders’ equity	1,103,815	1,067,838

Total liabilities and stockholders’ equity	$4,214,092	$4,137,730

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010

Revenues
Net premiums earned	$393,530	$272,967	$773,325	$541,013
Ceding commission revenue	10,655	8,453	18,836	18,641
Insurance services revenue	(73)	250	529	806
Policy billing fees	2,659	1,010	4,837	1,781
Net investment income	31,798	23,931	64,176	47,106
Net realized investment gains (losses)
Other-than-temporary impairments	(210)	(2,836)	(378)	(8,982)
Portion of loss recognized in other comprehensive income	-	2,505	24	5,720
Other net realized investment gains (losses)	(2,104)	5,497	5,400	9,168

Total net realized investment gains (losses)	(2,314)	5,166	5,046	5,906

Total revenues	436,255	311,777	866,749	615,253
Expenses
Loss and loss adjustment expenses	240,846	159,868	481,022	329,205
Direct and ceding commission expense	76,210	58,619	152,813	116,664
Other operating expenses	69,749	49,741	136,088	100,749
Acquisition-related transaction costs	-	393	12	1,250
Interest expense	8,257	5,214	16,357	10,095

Total expenses	395,062	273,835	786,292	557,963
Other income (expense)
Other expense	-	-	-	(466)

Income before income taxes	41,193	37,942	80,457	56,824
Income tax expense	12,877	12,300	25,635	18,130

Net income	$28,316	$25,642	$54,822	$38,694
Less: Net income attributable to Reciprocal Exchanges	4,195	-	5,016	-

Net income attributable to Tower Group, Inc.	$24,121	$25,642	$49,806	$38,694

Net income	$28,316	$25,642	$54,822	$38,694
Gross unrealized investment holding gains arising during periods	25,731	19,463	24,406	43,274
Gross unrealized gains (losses) on interest rate swaps	(4,583)	-	(3,645)	-
Less: Reclassification adjustment for gains (losses) included in net income	2,314	(5,166)	(5,046)	(5,906)
Income tax (expense) related to items of other comprehensive income	(8,218)	(5,485)	(5,459)	(13,079)

Comprehensive income	$43,560	$34,454	$65,078	$62,983
Less: Comprehensive income attributable to Reciprocal Exchanges	2,580	-	3,395	-

Comprehensive income attributable to Tower Group, Inc.	40,980	34,454	61,683	62,983

Earnings per share attributable to Tower stockholders:
Basic	$0.58	$0.58	$1.20	$0.87
Diluted	$0.58	$0.58	$1.20	$0.86

Weighted average common shares outstanding:
Basic	41,303	44,330	41,404	44,706
Diluted	41,395	44,515	41,518	44,900

Dividends declared and paid per common share	$0.19	$0.07	$0.32	$0.14

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated		Noncontrolling
					Other		Interests -	Total
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Reciprocal	Stockholders’
(in thousands)	Shares	Amount	Stock	Capital	Income	Earnings	Exchanges	Equity

Balance at December 31, 2009, as previously reported	45,092	$451	$(1,995)	$751,878	$34,554	$265,613	$-	$1,050,501
Cumulative effect of adjustment resulting from adoption of new accounting guidance	-	-	-	-	-	(28,576)	-	(28,576)

Adjusted balance at December 31, 2009	45,092	451	(1,995)	751,878	34,554	237,037	-	1,021,925
Dividends declared	-	-	-	-	-	(6,126)	-	(6,126)
Stock based compensation	405	4	(1,425)	4,114	-	-	-	2,693
Repurchase of common stock	-	-	(47,183)	-	-	-	-	(47,183)
Net income	-	-	-	-	-	38,694	-	38,694
Net unrealized appreciation on securities available for sale, net of income tax	-	-	-	-	24,289	-	-	24,289

Balance at June 30, 2010	45,497	$455	$(50,603)	$755,992	$58,843	$269,605	$-	$1,034,292

Balance at December 31, 2010	45,742	$457	$(91,779)	$763,064	$48,883	$324,376	$22,837	$1,067,838
Dividends declared	-	-	-	-	-	(12,855)	-	(12,855)
Stock based compensation	656	7	(1,640)	5,377	-	-	-	3,744
Repurchase of common stock	-	-	(19,990)	-	-	-	-	(19,990)
Unrealized gain (loss) on interest rate swap, net of tax	-	-	-	-	(2,405)	-	-	(2,405)
Net income	-	-	-	-	-	49,806	5,016	54,822
Net unrealized appreciation (depreciation) on securities available for sale, net of income tax	-	-	-	-	9,266	-	3,395	12,661

Balance at June 30, 2011	46,398	$464	$(113,409)	$768,441	$55,744	$361,327	$31,248	$1,103,815

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2011	2010

Cash flows provided by (used in) operating activities:
Net income	$54,822	$38,694
Adjustments to reconcile net income to net cash provided by (used in) operations:
Net realized investment gains	(5,046)	(5,906)
Depreciation and amortization	13,145	10,527
Amortization of bond premium or discount	3,124	1,370
Amortization of restricted stock	5,041	3,594
Deferred income taxes	9,010	(148)
Excess tax benefits from share-based payment arrangements	147	72
(Increase) decrease in assets:
Investment income receivable	(2,296)	826
Premiums receivable	1,762	(691)
Reinsurance recoverable	(4,421)	(38,172)
Prepaid reinsurance premiums	27,916	26,929
Deferred acquisition costs, net	(3,373)	(2,250)
Other assets	(21,893)	(2,101)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	(25,722)	56,386
Unearned premium	(12,228)	(27,846)
Reinsurance balances payable	(15,250)	(40,419)
Funds held under reinsurance agreements	8,395	55,532
Other liabilities	4,734	(17,176)

Net cash flows provided by operations	37,867	59,221

Cash flows provided by (used in) investing activities:
Purchase - fixed assets	(11,705)	(20,857)
Purchase - fixed-maturity securities	(965,648)	(382,593)
Purchase - equity securities	(296,441)	(13,841)
Short-term investments, net	(3,438)	36,500
Sale or maturity - fixed-maturity securities	945,867	450,403
Sale - equity securities	285,322	53,018

Net cash flows provided by (used in) investing activities	(46,043)	122,630

Cash flows provided by (used in) financing activities:
Proceeds from credit facility borrowings	17,000	56,000
Repayment of credit facility borrowings	(17,000)	-
Exercise of stock options and warrants	343	524
Excess tax benefits from share-based payment arrangements	(147)	(72)
Treasury stock acquired-net employee share-based compensation	(1,640)	(1,425)
Repurchase of Common Stock	(19,990)	(47,183)
Dividends paid	(12,855)	(6,126)

Net cash flows provided by (used in) financing activities	(34,289)	1,718

Increase (decrease) in cash and cash equivalents	(42,465)	183,569
Cash and cash equivalents, beginning of period	102,877	164,882

Cash and cash equivalents, end of period	$60,412	$348,451

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

Note 2—Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2010 and notes thereto included in the Annual Report on Form 10-K filed on March 1, 2011. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. All inter-company transactions have been eliminated in consolidation.

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

Moreover, the results of operations for the six months ended June 30, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011.

Reclassifications

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation. None of these reclassifications had an effect on consolidated net earnings, total stockholders’ equity or cash flows.

Accounting Pronouncements

Accounting guidance adopted in 2011

Guidance issued by the Financial Accounting Standards Board (“FASB”) in January 2010 requires additional disclosure about the gross activity within Level 3 of the fair value hierarchy within GAAP as opposed to the net disclosure previously required. This disclosure is included in “Note 6 – Fair Value Measurements”.

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

Adoption of this guidance affected the carrying value of the categories of acquisition costs included within the 2010 caption “Deferred acquisition costs, net” as follows:

	December 31, 2010
($ in thousands)	As Previously Reported	Effect of Change	As Currently Reported

Commissions	$140,940	$-	$140,940
Taxes and assessments	27,947	-	27,947
Other deferred acquisition expenses	93,788	(78,701)	15,087
Deferred ceding commission revenue	(19,851)	-	(19,851)

Deferred acquisition costs, net	$242,824	$(78,701)	$164,123

The effect of adoption of this new guidance on the consolidated balance sheet as of December 31, 2010 and on stockholders’ equity as of December 31, 2009 was as follows:
($ in thousands)	As Previously Reported	Effect of Change	As Currently Reported

December 31, 2010
Deferred acquisition costs, net	$242,824	$(78,701)	$164,123
Deferred income tax (liability) asset	(25,169)	27,414	2,245
Retained earnings	367,013	(42,637)	324,376
Tower Group, Inc. stockholders’ equity	1,087,638	(42,637)	1,045,001
Noncontrolling interests - Reciprocal Exchanges	31,487	(8,650)	22,837
Total stockholders’ equity	1,119,125	(51,287)	1,067,838

December 31, 2009
Retained earnings	265,613	(28,576)	237,037
Tower Group, Inc. stockholders’ equity	1,050,501	(28,576)	1,021,925
The effect of adoption of this new guidance on the consolidated income statement for the six months ended June 30, 2010 was as follows:
	Six Months Ended June 30, 2010
($ in thousands, except per share amounts)	As Previously Reported	Effect of Change	As Currently Reported

Other operating expenses	$89,927	$10,822	$100,749
Income tax expense	21,917	(3,787)	18,130
Net income attributable to Tower Group, Inc.	45,729	(7,035)	38,694
Earnings per share attributable to Tower Group, Inc.
Basic	$1.02	$(0.15)	$0.87
Diluted	$1.02	$(0.16)	$0.86

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The effect of adoption of this new guidance on the consolidated income statement for the three months ended June 30, 2010 was as follows:

	Three Months Ended June 30, 2010
($ in thousands, except per share amounts)	As Previously Reported	Effect of Change	As Currently Reported

Other operating expenses	$45,719	$4,022	$49,741
Income tax expense	13,708	(1,408)	12,300
Net income attributable to Tower Group, Inc.	28,256	(2,614)	25,642
Earnings per share attributable to Tower Group, Inc.
Basic	$0.64	$(0.06)	$0.58
Diluted	$0.63	$(0.05)	$0.58

Accounting guidance not yet effective

Guidance issued by the FASB in July 2010 requires additional disclosure on the income statement impact of troubled debt restructurings (including loans and receivables). This guidance is effective for interim and annual periods beginning after June 15, 2011. The Company is currently analyzing the effect this accounting guidance will have on its financial statements.

In May 2011, the FASB issued new guidance concerning fair value measurement and disclosure. This guidance will be effective for annual and interim periods beginning after December 15, 2011. The Company is currently analyzing the effect this accounting guidance will have on its financial statements.

In June 2011, the FASB issued new guidance concerning the presentation of comprehensive income. This guidance will be effective for annual and interim periods beginning after December 15, 2011. The Company is currently analyzing the effect this accounting guidance will have on the presentation of its financial statements.

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

Effective July 1, 2010, Tower entered into transition service agreements with OneBeacon whereby OneBeacon will provide certain information technology and operational support to Tower until such time that these processes are migrated to Tower. Expenses incurred under such transition service agreements were $12.4 million for the six months ended June 30, 2011.

Tower has consolidated OBPL as of July 1, 2010 and the purchase consideration has been allocated to the assets acquired and liabilities assumed, including separately identified intangible assets, based on their fair values as of the close of the acquisition,

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

with the amounts exceeding the fair value recorded as goodwill. The goodwill consists largely of the synergies and economies of scale expected from combining the operations of the Company and OBPL.

Direct costs of the acquisition were accounted for separately from the business combination and were expensed as incurred.

For the three and six months ended June 30, 2011, OBPL contributed revenue and earnings to the Company as follows:

($ in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Total revenue	$105,628	$204,709
Net income	6,357	9,307

Note 4–Variable Interest Entities (“VIEs”)

Through its management companies, Tower is the attorney-in-fact for the Reciprocal Exchanges and has the ability to direct their activities. The Reciprocal Exchanges are policyholder-owned insurance carriers organized as unincorporated associations. Each policyholder insured by the Reciprocal Exchanges shares risk with the other policyholders. In the event of dissolution, policyholders would share any residual unassigned surplus in the same proportion as the amount of insurance purchased but are not subject to assessment for any deficit in unassigned surplus of the Reciprocal Exchanges. Tower receives management fee income for the services provided to the Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors to their liabilities have no recourse to Tower as the primary beneficiary.

In addition, Tower holds the surplus notes issued by the Reciprocal Exchanges when they were originally capitalized. The obligation to repay principal and interest on the surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on the surplus notes are payable only with regulatory approval. The Company has no ownership interest in the Reciprocal Exchanges.

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

For the three and six months ended June 30, 2011, the Reciprocal Exchanges recognized total revenues, total expenses and net income, as follows:

($ in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Revenues	$57,666	$105,245
Expenses	53,471	100,229

Net Income	$4,195	$5,016

Note 5—Investments

The cost or amortized cost and fair value of the Company’s invested assets, gross unrealized gains and losses, and other-than-temporary impairment (“OTTI”) losses as of June 30, 2011 and December 31, 2010 are summarized as follows:

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

($ in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Unrealized OTTI Losses (1)

June 30, 2011
U.S. Treasury securities	$158,270	$1,184	$(17)	$159,437	$-
U.S. Agency securities	40,900	1,064	(43)	41,921	-
Municipal bonds	553,988	25,931	(650)	579,269	-
Corporate and other bonds
Finance	329,694	14,246	(743)	343,197	-
Industrial	477,631	17,664	(2,073)	493,222	-
Utilities	35,350	2,731	(167)	37,914	-
Commercial mortgage-backed securities	206,531	21,805	(949)	227,387	(302)
Residential mortgage-backed securities
Agency backed securities	384,328	7,949	(493)	391,784	-
Non-agency backed securities	96,004	6,215	(228)	101,991	(174)
Asset-backed securities	68,692	917	(1,063)	68,546	(360)

Total fixed-maturity securities	2,351,388	99,706	(6,426)	2,444,668	(836)
Preferred stocks, principally financial sector	33,387	2,601	(153)	35,835	-
Common stocks	62,027	328	(2,149)	60,206	-
Short-term investments	4,998	-	-	4,998	-

Total, June 30, 2011	$2,451,800	$102,635	$(8,728)	$2,545,707	$(836)

Tower	$2,157,548	$94,127	$(7,886)	$2,243,789	$(836)
Reciprocal Exchanges	294,252	8,508	(842)	301,918	-

Total, June 30, 2011	$2,451,800	$102,635	$(8,728)	$2,545,707	$(836)

December 31, 2010
U.S. Treasury securities	$177,060	$1,258	$(64)	$178,254	$-
U.S. Agency securities	26,504	758	(34)	27,228	-
Municipal bonds	544,019	14,357	(4,670)	553,706	-
Corporate and other bonds
Finance	260,843	13,912	(618)	274,137	-
Industrial	535,187	19,151	(3,535)	550,803	-
Utilities	56,257	2,996	(623)	58,630	-
Commercial mortgage-backed securities	243,593	27,247	(1,550)	269,290	(1,065)
Residential mortgage-backed securities
Agency backed securities	364,622	4,155	(2,750)	366,027	-
Non-agency backed securities	88,986	6,263	(671)	94,578	(498)
Asset-backed securities	10,093	-	(135)	9,958	-

Total fixed-maturity securities	2,307,164	90,097	(14,650)	2,382,611	(1,563)
Preferred stocks, principally financial sector	36,489	2,034	(268)	38,255	-
Common stocks	54,729	453	(3,120)	52,062	-
Short-term investments	1,560	-	-	1,560	-

Total, December 31, 2010	$2,399,942	$92,584	$(18,038)	$2,474,488	$(1,563)

Tower	$2,061,448	$87,879	$(15,893)	$2,133,434	$(1,563)
Reciprocal Exchanges	338,494	4,705	(2,145)	341,054	-

Total, December 31, 2010	$2,399,942	$92,584	$(18,038)	$2,474,488	$(1,563)

(1) Represents the gross unrealized loss on other-than-temporarily impaired securities recognized in accumulated other comprehensive income (loss).

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Major categories of net investment income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2011	2010	2011	2010

Income
Fixed-maturity securities	$26,154	$23,879	$55,264	$46,461
Equity securities	6,565	1,112	10,977	2,537
Cash and cash equivalents	216	66	347	181
Other	117	132	248	274

Total	33,052	25,189	66,836	49,453
Expenses
Investment expenses	(1,254)	(1,258)	(2,660)	(2,347)

Net investment income	$31,798	$23,931	$64,176	$47,106

Tower	$28,747	$23,931	$57,780	$47,106
Reciprocal Exchanges	3,051	-	6,396	-

Net investment income	$31,798	$23,931	$64,176	$47,106

Proceeds from the sale and maturity of fixed-maturity securities were $945.9 million and $450.4 million for the six months ended June 30, 2011 and 2010, respectively. Proceeds from the sale of equity securities were $285.3 million and $53.0 million for the six months ended June 30, 2011 and 2010, respectively.

Gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2011	2010	2011	2010

Fixed-maturity securities
Gross realized gains	$4,551	$10,089	$19,657	$15,047
Gross realized losses	(1,326)	(2,820)	(7,333)	(4,107)

	3,225	7,269	12,324	10,940
Equity securities
Gross realized gains	2,228	270	4,570	270
Gross realized losses	(7,557)	(2,042)	(11,494)	(2,042)

	(5,329)	(1,772)	(6,924)	(1,772)

Net realized gains (losses) on investments	(2,104)	5,497	5,400	9,168

Other-than-temporary impairment losses:
Fixed-maturity securities	(210)	(331)	(354)	(3,262)

Total net realized investment gains (losses)	$(2,314)	$5,166	$5,046	$5,906

Tower	$(2,857)	$5,166	$5,380	$5,906
Reciprocal Exchanges	543	-	(334)	-

Total net realized investment gains (losses)	$(2,314)	$5,166	$5,046	$5,906

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

Management, in conjunction with its outside portfolio managers, analyzes its non-agency residential mortgage-backed securities (“RMBS”) using default loss models based on the performance of the underlying loans. Performance metrics include

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

delinquencies, defaults, foreclosures, anticipated cash flow prepayments and cumulative losses incurred. The expected losses for a mortgage pool are compared to the break-even loss, which represents the point at which the Company’s tranche begins to experience losses.

The commercial mortgage-backed securities (“CMBS”) holdings are evaluated using analytical techniques and various metrics including the level of subordination, debt-service-coverage ratios, loan-to-value ratios, delinquencies, defaults and foreclosures.

For the non-structured fixed-maturity securities (U.S. Treasury securities, obligations of U.S. Government and government agencies and authorities, obligations of states, municipalities and political subdivisions, and certain corporate debt), unrealized losses are reviewed to determine whether full recovery of principal and interest will be received. The estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. The determination of recovery value incorporates an issuer valuation assumption utilizing one or a combination of valuation methods as deemed appropriate by management. The present value of the cash flows is determined by applying the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment) and an estimated recovery time frame. For securities for which the issuer is financially troubled but not in bankruptcy, that time frame is generally longer. Included in the present value calculation are expected principal and interest payments; however, for securities for which the issuer is classified as bankrupt or in default, the present value calculation assumes no interest payments and a single recovery amount. In situations for which a present value of cash flows cannot be estimated, a write-down to fair value is recorded.

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

The following table shows the amount of fixed-maturity and equity securities that were OTTI for the three and six months ended June 30, 2011 and 2010. This resulted in recording impairment write-downs included in net realized investment gains (losses), and reduced the unrealized loss in other comprehensive net income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2011	2010	2011	2010

Commercial mortgage-backed securities	$(66)	$(205)	$(163)	$(4,802)
Residential mortgage-backed securities	-	(1,966)	(71)	(3,471)
Asset-backed securities	(144)	(665)	(144)	(709)

	(210)	(2,836)	(378)	(8,982)
Portion of loss recognized in accumulated other comprehensive income (loss)	-	2,505	24	5,720

Impairment losses recognized in earnings	$(210)	$(331)	$(354)	$(3,262)

Tower	$(210)	$(331)	$(354)	$(3,262)
Reciprocal Exchanges	-	-	-	-

Impairment losses recognized in earnings	$(210)	$(331)	$(354)	$(3,262)

The following table provides a rollforward of the cumulative amount of OTTI for Tower securities still held showing the amounts that have been included in earnings on a pretax basis for the three months ended June 30, 2011 and 2010 (no such OTTI was included within the Reciprocal Exchanges):

	Three Months Ended June 30,
($ in thousands)	2011	2010

Balance, April 1,	$15,124	$39,533
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	44	7
OTTI has been previously recognized	166	324
Reductions due to:
Securities sold during the period (realized)	(1,888)	(7,927)

Balance, June 30,	$13,446	$31,937

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table provides a rollforward of the cumulative amount of OTTI for Tower securities still held showing the amounts that have been included in earnings on a pretax basis for the six months ended June 30, 2011 and 2010 (no such OTTI has been included within the Reciprocal Exchanges):

	Six Months Ended June 30,
($ in thousands)	2011	2010

Balance, January 1,	$18,075	$40,734
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	44	214
OTTI has been previously recognized	310	3,048
Reductions due to:
Securities sold during the period (realized)	(4,983)	(12,059)

Balance, June 30,	$13,446	$31,937

Unrealized Losses

There are 1,024 securities at June 30, 2011 that account for the gross unrealized loss, none of which is deemed by management to be OTTI. Temporary losses on corporate and other bonds result from purchases made in a lower interest rate environment or lower yield spread environment. In addition, there have been some ratings downgrades on certain of these securities. After analyzing the credit quality, balance sheet strength and company outlook, management believes these securities will recover in value. The structured securities that had significant unrealized losses resulted primarily from declines in both residential and commercial real estate prices. To the extent projected cash flows on structured securities change adversely, they would be considered OTTI, and an impairment loss would be recognized in the current period. Management considered all relevant factors, including expected recoverability of cash flows, in assessing whether a loss was other-than-temporary. The Company does not intend to sell these fixed maturity securities, and it is not more likely than not that these securities will be sold before recovering their cost basis.

For all fixed-maturity securities in an unrealized loss position at June 30, 2011, the Company has received all contractual interest payments (and principal if applicable). Based on the continuing receipt of cash flow and the foregoing analyses, management expects continued timely payments of principal and interest and considers the losses to be temporary.

For common stocks, there were 49 individual lots of securities in a loss position at June 30, 2011 totaling $2.1 million. Management evaluated the financial condition of the common stock issuers, the severity and duration of the impairment, and our ability and intent to hold to recovery and determined these securities are not OTTI.

The following table presents information regarding invested assets that were in an unrealized loss position at June 30, 2011 and December 31, 2010 by amount of time in a continuous unrealized loss position:

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses

June 30, 2011
U.S. Treasury securities	$65,752	$(17)	$-	$-	$65,752	$(17)
U.S. Agency securities	11,345	(43)	-	-	11,345	(43)
Municipal bonds	41,416	(633)	231	(18)	41,647	(651)
Corporate and other bonds
Finance	48,253	(744)	-	-	48,253	(744)
Industrial	119,248	(2,073)	-	-	119,248	(2,073)
Utilities	8,682	(167)	-	-	8,682	(167)
Commercial mortgage-backed securities	26,300	(925)	433	(23)	26,733	(948)
Residential mortgage-backed securities
Agency backed	57,566	(493)	-	-	57,566	(493)
Non-agency backed	890	(17)	3,823	(211)	4,713	(228)
Asset-backed securities	27,876	(880)	569	(183)	28,445	(1,063)

Total fixed-maturity securities	407,328	(5,992)	5,056	(435)	412,384	(6,427)
Preferred stocks	12,257	(117)	2,509	(35)	14,766	(152)
Common stocks	48,860	(2,149)	-	-	48,860	(2,149)

Total, June 30, 2011	$468,445	$(8,258)	$7,565	$(470)	$476,010	$(8,728)

Tower	$404,015	$(7,437)	$7,336	$(449)	$411,351	$(7,886)
Reciprocal Exchanges	64,430	(821)	229	(21)	64,659	(842)

Total, June 30, 2011	$468,445	$(8,258)	$7,565	$(470)	$476,010	$(8,728)

December 31, 2010
U.S. Treasury securities	$2,641	$(64)	$-	$-	$2,641	$(64)
U.S. Agency securities	4,643	(34)	-	-	4,643	(34)
Municipal bonds	146,947	(4,635)	215	(35)	147,162	(4,670)
Corporate and other bonds
Finance	45,542	(618)	-	-	45,542	(618)
Industrial	172,305	(3,526)	241	(9)	172,546	(3,535)
Utilities	24,567	(622)	243	(1)	24,810	(623)
Commercial mortgage-backed securities	35,362	(892)	2,315	(658)	37,677	(1,550)
Residential mortgage-backed securities
Agency backed	210,770	(2,750)	-	-	210,770	(2,750)
Non-agency backed	2,416	(209)	8,112	(462)	10,528	(671)
Asset-backed securities	9,958	(135)	-	-	9,958	(135)

Total fixed-maturity securities	655,151	(13,485)	11,126	(1,165)	666,277	(14,650)
Preferred stocks	9,507	(72)	5,356	(196)	14,863	(268)
Common stocks	38,516	(3,120)	-	-	38,516	(3,120)

Total, December 31, 2010	$703,174	$(16,677)	$16,482	$(1,361)	$719,656	$(18,038)

Tower	$530,401	$(14,533)	$16,482	$(1,361)	$546,883	$(15,894)
Reciprocal Exchanges	172,773	(2,144)	-	-	172,773	(2,144)

Total, December 31, 2010	$703,174	$(16,677)	$16,482	$(1,361)	$719,656	$(18,038)

The unrealized loss position associated with the fixed-maturity portfolio was $6.4 million as of June 30, 2011, consisting primarily of corporate bonds, mortgage-backed and asset-backed securities of $5.7 million. The total fixed-maturity portfolio of gross unrealized losses included 947 securities which were, in aggregate, approximately 1.5% below amortized cost. Of the 947 fixed maturity investments identified, 11 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these investments at June 30, 2011 was $0.4 million. Management does not consider these investments to be other-than-temporarily impaired.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

All of the preferred and common stock securities that were in an unrealized loss position as of June 30, 2011 were evaluated. The evaluation consisted of a detailed review, including but not limited to some or all of the following factors for each security: the current S&P rating, analysts’ reports, past earning trends and analysts’ earnings expectations for the next 12 months, liquidity, near-term financing risk, and whether the company was currently paying dividends on its equity securities. Management does not consider these investments to be other-than-temporarily impaired.

Management evaluated the severity of the impairments in relation to the carrying values for the securities referred to above and considered all relevant factors in assessing whether the loss was other-than-temporary. Management does not intend to sell its fixed-maturity and equity securities, and it is not more likely than not that these securities will be sold until there is a recovery of fair value to the original cost basis, which may be at maturity.

Fixed-Maturity Investment—Time to Maturity

The following table shows the composition of the fixed-maturity portfolio by remaining time to maturity at June 30, 2011 and December 31, 2010. For securities that are redeemable at the option of the issuer and have a fair value price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a fair value price that is less than par value, the maturity used for the table below is the final maturity date.

	Tower		Reciprocal Exchanges		Total
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

June 30, 2011
Remaining Time to Maturity
Less than one year	$28,501	$28,778	$1,485	$1,554	$29,986	$30,332
One to five years	470,205	484,638	47,372	48,440	517,577	533,078
Five to ten years	594,542	617,838	82,595	84,018	677,137	701,856
More than 10 years	347,173	364,806	23,960	24,888	371,133	389,694
Mortgage and asset-backed securities	618,680	649,054	136,875	140,654	755,555	789,708

Total, June 30, 2011	$2,059,101	$2,145,114	$292,287	$299,554	$2,351,388	$2,444,668

December 31, 2010
Remaining Time to Maturity
Less than one year	$28,408	$28,665	$-	$-	$28,408	$28,665
One to five years	512,102	526,746	65,993	66,771	578,095	593,517
Five to ten years	501,324	521,138	110,463	111,166	611,787	632,304
More than 10 years	351,093	358,445	30,487	29,826	381,580	388,271
Mortgage and asset-backed securities	575,743	606,563	131,551	133,291	707,294	739,854

Total, December 31, 2010	$1,968,670	$2,041,557	$338,494	$341,054	$2,307,164	$2,382,611

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

Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities traded in active markets. Included are those investments equity securities that are traded on active exchanges, such as the NASDAQ Global Select Market.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

As at June 30, 2011 and December 31, 2010, the Company’s financial instruments reported at fair value are allocated among levels as follows:

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

($ in thousands)	Level 1	Level 2	Level 3	Total

June 30, 2011
Fixed-maturity securities
U.S. Treasury securities	$-	$159,437	$-	$159,437
U.S. Agency securities	-	41,921	-	41,921
Municipal bonds	-	579,269	-	579,269
Corporate and other bonds	-	874,333	-	874,333
Commercial mortgage-backed securities	-	227,387	-	227,387
Residential mortgage-backed securities
Agency	-	391,784	-	391,784
Non-agency	-	101,991	-	101,991
Asset-backed securities	-	68,546	-	68,546

Total fixed-maturities	-	2,444,668	-	2,444,668
Equity securities	96,041	-	-	96,041
Short-term investments	-	4,998	-	4,998

Total investments	96,041	2,449,666	-	2,545,707
Other liabilities
Interest rate swap contracts	-	(565)	-	(565)

Total, June 30, 2011	$96,041	$2,449,101	$-	$2,545,142

Tower	$93,677	$2,149,547	$-	$2,243,224
Reciprocal Exchanges	2,364	299,554	-	301,918

Total, June 30, 2011	$96,041	$2,449,101	$-	$2,545,142

December 31, 2010
Fixed-maturity securities
U.S. Treasury securities	$-	$178,254	$-	$178,254
U.S. Agency securities	-	27,228	-	27,228
Municipal bonds	-	553,706	-	553,706
Corporate and other bonds	-	883,570	-	883,570
Commercial mortgage-backed securities	-	269,290	-	269,290
Residential mortgage-backed securities
Agency	-	366,027	-	366,027
Non-agency	-	92,520	2,058	94,578
Asset-backed securities	-	9,958	-	9,958

Total fixed-maturities	-	2,380,553	2,058	2,382,611
Equity securities	90,003	314	-	90,317
Short-term investments	-	1,560	-	1,560

Total investments	90,003	2,382,427	2,058	2,474,488
Other assets
Interest rate swap contracts	-	3,223	-	3,223

Total, December 31, 2010	$90,003	$2,385,650	$2,058	$2,477,711

Tower	$90,003	$2,044,596	$2,058	$2,136,657
Reciprocal Exchanges	-	341,054	-	341,054

Total, December 31, 2010	$90,003	$2,385,650	$2,058	$2,477,711

The fair values of the fixed-maturity, equity securities and short-term investments are determined by management after taking into consideration available sources of data. Various factors are considered that may indicate an inactive market, including levels of activity, source and timeliness of quotes, abnormal liquidity risk premiums, unusually wide bid-ask spreads, and lack of correlation between fair value of assets and relevant indices. If management believes that the price provided from the pricing source is distressed, management will use a valuation method that reflects an orderly transaction between market participants, generally a discounted cash flow method that incorporates relevant interest rate, risk and liquidity factors.

Substantially all of the portfolio valuations at June 30, 2011 classified as Level 1 or Level 2 in the above table are priced by utilizing the services of independent pricing services that provide the Company with a fair value for each security. The remainder of the Level 2 portfolio valuations represents non-binding broker quotes. There were no adjustments made to the prices obtained from the independent pricing sources and dealers on securities classified as Level 1 or Level 2.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In 2011, there were no transfers of investments between Level 1 and Level 2. Approximately $1.0 million of securities were transferred from Level 3 to Level 2 when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available in 2011. As of June 30, 2011, there were no Level 3 classified securities in the investment portfolio.

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

The following table summarizes changes in Level 3 assets measured at fair value for the three months ended June 30, 2010 for Tower. There were no Level 3 assets during the three months ended June 30, 2011.

($ in thousands)	Three Months Ended June 30, 2010

Beginning balance, April 1	$10,925
Total gains (losses)-realized / unrealized
Included in net income	42
Included in other comprehensive income (loss)	(2,109)
Purchases, issuances and settlements	(113)
Net transfers into (out of) Level 3	255

Ending balance, June 30	$9,000

The following table summarizes the changes in Level 3 assets measured at fair value for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
($ in thousands)	2011	2010

Beginning balance, January 1	$2,058	$13,595
Total gains (losses)-realized / unrealized
Included in net income	(1,067)	(130)
Included in other comprehensive income (loss)	-	(2,038)
Purchases, issuances and settlements	-	-
Gross transfers out of Level 3	(991)	(2,427)

Ending balance, June 30	$-	$9,000

Note 7—Loss and Loss Adjustment Expense

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE for the six months ended June 30, 2011 and 2010:

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2011
($ in thousands)	Tower	Reciprocal Exchanges	Total	2010

Balance at January 1,	$1,435,398	$175,023	$1,610,421	$1,131,989
Less reinsurance recoverables on unpaid losses	(267,590)	(15,092)	(282,682)	(199,687)

	1,167,808	159,931	1,327,739	932,302

Incurred related to:
Current year	422,866	61,404	484,270	326,992
Prior years	7,551	(10,799)	(3,248)	2,213

Total incurred	430,417	50,605	481,022	329,205
Paid related to:
Current year	173,061	30,347	203,408	90,076
Prior years	271,247	28,285	299,532	221,019

Total paid	444,308	58,632	502,940	311,095

Net balance at end of period	1,153,917	151,904	1,305,821	950,412
Add reinsurance recoverables on unpaid losses	263,619	15,259	278,878	237,963

Balance at June 30,	$1,417,536	$167,163	$1,584,699	$1,188,375

Incurred losses and loss adjustment expenses (“LAE”) for the six months ended June 30, 2011 were $481.0 million and include favorable development of $3.2 million relating to prior years. Excluding the Reciprocal Exchanges, net losses attributable to prior years was unfavorable by $7.6 million comprised of favorable development in Personal Insurance of $5.7 million and unfavorable development in Commercial Insurance of $13.3 million. Losses attributable to prior years for Commercial Insurance include an unfavorable $3.3 million resulting from the settlement of a dispute regarding ceded reinsurance to Munich Reinsurance America, Inc. Commercial Insurance unfavorable development was mostly in other liability and several workers’ compensation programs, offset in part by favorable development in other lines and programs. The favorable development in Personal Insurance, excluding the Reciprocal Exchanges, was $5.7 million, comprised of favorable development of $4.1 million for private passenger automobile, $1.0 million for amortization of reserves risk premium, and other favorable changes in homeowners’ and other liability lines of business. For the Reciprocal Exchanges, the favorable development was $10.8 million, comprised of favorable development of $6.4 million for private passenger automobile, $2.3 million for other liability, $1.5 million for homeowners’, and $0.6 million for amortization of reserves risk premium.

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

Incurred losses and LAE for the three and six months ended June 30, 2011 included a reduction of $1.2 million and $2.6 million, respectively, pertaining to the amortization of the reserve risk premium on loss reserves recorded in connection with the Company’s acquisitions in prior years. Of these amounts, $0.3 million and $0.6 million, respectively, relate to the Reciprocal Exchanges. As of June 30, 2011 the unamortized reserves risk premium was $12.0 million, of which $8.9 million and $3.1 million, respectively, related to Tower and the Reciprocal Exchanges.

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

The process for establishing loss and LAE reserves includes using actuarial methodologies, judgments relative to estimates of future claims severity and frequency, the length of time before losses will develop to their ultimate level and considerations of other factors such as law changes, economic conditions, and other external factors. The methods used to select the estimated loss reserves include loss ratio projections, loss development projections, and Bornhuetter-Ferguson (B-F) method projections. The actuaries’ estimates are the result of numerous analyses made by line of business, accident year, and for loss, allocated LAE and

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

unallocated LAE. Management sets the carried reserves based upon the actuaries’ estimates of expected loss and LAE and other considerations about the underlying business that are not explicitly reflected in the actuarial indications.

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

Note 8—Stockholders’ Equity

Shares of Common Stock Issued

For the three and six months ended June 30, 2011, 7,612 and 31,112 new common shares, respectively, were issued as the result of employee stock option exercises and 7,498 and 621,000 new common shares, respectively, were issued as the result of restricted stock grants. For the three and six months ended June 30, 2010, 2,000 and 19,707 new common shares, respectively, were issued as the result of employee stock option exercises and 14,133 and 355,539 new common shares, respectively, were issued as the result of restricted stock grants.

For the three and six months ended June 30, 2011, 10,897 and 69,315 shares, respectively, of common stock were purchased from employees in connection with the vesting of restricted stock issued under the 2004 Long Term Equity Compensation Plan (the “Plan”). For the three and six months ended June 30, 2010, 10,536 and 64,616 shares, respectively, of common stock were purchased from employees in connection with the vesting of restricted stock issued under the Plan. The shares were withheld at the direction of employees as permitted under the Plan in order to pay the expected amount of tax liability owed by the employees from the vesting of those shares. In addition, for the three and six months ended June 30, 2011, 1,596 and 2,914 shares, respectively, of common stock were surrendered as a result of restricted stock forfeitures. For the three and six months ended June 30, 2010, 2,292 and 10,237 shares, respectively, of common stock were surrendered as a result of restricted stock forfeitures.

Share Repurchase Program

The Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. For the three and six months ended June 30, 2011, 0.1 million and 0.8 million shares, respectively, of common stock were purchased under these programs at an aggregate consideration of $2.4 million and $20.0 million, respectively. As of June 30, 2011, the original $100 million share repurchase program had been fully utilized and $92.0 million remained available for future share repurchases under the new program.

Dividends Declared

Dividends on common stock of $7.7 million and $3.0 million for the three months ended June 30, 2011 and 2010, respectively, were declared. Dividends on common stock of $12.9 million and $6.1 million for the six months ended June 30, 2011 and 2010, respectively, were declared.

On August 4, 2011, the Board of Directors approved a quarterly dividend of $0.1875 per share payable on September 23, 2011 to stockholders of record as of September 12, 2011.

Note 9—Debt

The Company’s borrowings consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Subordinated debentures	$235,058	$240,178	$235,058	$246,591
Convertible senior notes	140,502	164,322	139,208	168,420

Total	$375,560	$404,500	$374,266	$415,011

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Total interest expense incurred for the three and six months ended June 30, 2011 was $8.3 million and $16.4 million, respectively. Total interest expense incurred for the three and six months ended June 30, 2010 was $5.2 million and $10.1 million, respectively.

Credit Facility

On May 14, 2010, the Company entered into a $125 million credit facility agreement. The credit facility is being used for general corporate purposes and expires on May 14, 2013.

The Company may request that the facility be increased by an amount not to exceed $50 million. The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements to maintain certain consolidated net worth, debt to capitalization ratios, minimum risk-based capital and minimum statutory surplus. The credit facility also provides for customary events of default, including failure to pay principal when due, failure to pay interest or fees within three days after becoming due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its material subsidiaries, the occurrence of certain material judgments, or a change in control of the Company, and upon an event of default the administrative agent (subject to the consent of the requisite percentage of the lenders) may immediately terminate the obligations to make loans and to issue letters of credit, declare the Company’s obligations under the credit facility to become immediately due and payable, and require the Company to deposit in a collateral account cash collateral with a value equal to the then outstanding amount of the aggregate face amount of any outstanding letters of credit. The Company was in compliance with all covenants under the credit facility at June 30, 2011.

Fees payable by the Company under the credit facility include a fee on the daily unused portion of each letter of credit, a letter of credit fronting fee with respect to each fronted letter of credit and a commitment fee.

The Company had no balances outstanding as of June 30, 2011 and December 31, 2010.

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

The proceeds from the issuance of the Notes were allocated to the liability component and the embedded conversion option, or equity component. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $11.5 million and $5.0 million of deferred origination costs relating to the liability component will be amortized into interest expense over the term of the Notes. After considering the contractual interest payments and amortization of the original issue discount, the Notes’ effective interest rate is 7.2%. Transaction costs of $0.4 million associated with the equity component were netted with the equity component in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $2.8 million and $5.6 million for the three and six months ended June 30, 2011, respectively.

The following table shows the amounts recorded for the Notes as of June 30, 2011 and December 31, 2010:

($ in thousands)	June 30, 2011	December 31, 2010

Liability component
Outstanding principal	$150,000	$150,000
Unamortized OID	(9,498)	(10,792)

Liability component	140,502	139,208

Equity component, net of tax	$7,469	$7,469

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

To the extent the market value per share of the Company’s common stock exceeds the conversion price, the Company will use the “treasury stock” method in calculating the dilutive effect on earnings per share.

Interest Rate Swaps

In October 2010, the Company entered into interest rate swap contracts (the “Swaps”) with $190 million notional value to manage interest costs and cash flows associated with the floating rate subordinated debentures. The Swaps have terms of five years. The majority of the Swaps is forward starting and becomes effective when the respective subordinated debentures change from fixed rates to floating rates and convert the subordinated debentures to rates ranging from 5.1% to 5.9%. As of June 30, 2011, the Swaps had a fair value of $0.6 million in a liability position and are reported in Other Liabilities. As of December 31, 2010 the Swaps had a fair value of $3.2 million in an asset position and are reported in Other Assets.

The Company has designated and accounts for the Swaps as cash flow hedges. The Swaps are considered to have no ineffectiveness, and, accordingly, changes in their fair values will be recorded in Accumulated Other Comprehensive Income (“AOCI”), net of taxes. For the three and six months ended June 30, 2011, $70,150 and $142,557, were reclassified from AOCI to interest expense for the effects of the hedges, respectively. As of June 30, 2011, the Company had collateral on deposit with the counterparty amounting to $0.8 million pursuant to its Credit Support Annex.

Note 10—Stock Based Compensation

Restricted Stock

The following table provides an analysis of restricted stock activity for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011		2010
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding, January 1	591,675	$23.10	474,023	$24.64
Granted	621,000	23.90	355,539	21.84
Vested	(227,580)	23.59	(198,109)	24.51
Forfeitures	(2,914)	22.88	(10,237)	23.57

Outstanding, June 30,	982,181	$23.49	621,216	$23.09

Stock Options

The following table provides an analysis of stock option activity for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011		2010
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price

Outstanding, January 1	917,155	$19.62	1,387,019	$19.62
Exercised	(31,112)	10.99	(19,707)	8.91
Forfeitures and expirations	(22,981)	26.48	(38,140)	23.94

Outstanding, June 30	863,062	$20.16	1,329,172	$19.66

Exercisable, June 30	808,115	$20.26	1,173,650	$19.47

Stock Based Compensation Expense

The following table provides an analysis of stock based compensation expense for the six months ended June 30, 2011 and 2010:

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
($ in thousands)	2011	2010

Restricted stock
Expense, net of tax	$3,035	$2,250
Value of shares vesting during the period	5,391	4,396
Value of unvested shares	23,396	13,375
Stock options
Expense, net of tax	77	239
Intrinsic value of outstanding options	3,715	5,818
Intrinsic value of vested outstanding options	3,432	5,507
Unrecognized compensation expense
Non-vested stock options	42	219
Unvested restricted stock	19,150	14,753
Weighted average years expense will be recognized	2.6	3.0

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

The following table shows the computation of the earnings per share pursuant to the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010

Numerator
Net income attributable to Tower Group, Inc.	$24,121	$25,642	$49,806	$38,694

Denominator
Weighted average common shares outstanding	41,303	44,330	41,404	44,706
Effect of dilutive securities:
Stock options	88	179	111	184
Other	4	6	3	10

Weighted average common and potential dilutive shares outstanding	41,395	44,515	41,518	44,900

Earnings per share attributable to Tower stockholders - basic
Common stock:
Distributed earnings	$0.19	$0.07	$0.32	$0.14
Undistributed earnings	0.39	0.51	0.88	0.73

Earnings per share attributable to Tower stockholders - basic	$0.58	$0.58	$1.20	$0.87

Earnings per share attributable to Tower stockholders - diluted	$0.58	$0.58	$1.20	$0.86

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For both the three and six months ended June 30, 2011, 170,800 options and other common stock equivalents to purchase Tower shares were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price while for both the three and six months ended June 30, 2010, 383,900 options and other common stock equivalents were excluded.

Note 12—Segment Information

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the year ended December 31, 2010.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Segment performance is evaluated based on segment profit, which excludes investment income, realized gains and losses, interest expense, income taxes and incidental corporate expenses. Assets, other than intangibles and goodwill, are not allocated to segments because investments and assets other than intangibles and goodwill, are considered in total by management for decision-making purposes.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Business segments results are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2011	2010	2011	2010

Commercial Insurance Segment
Revenues
Premiums earned	$263,735	$230,144	$515,503	$463,575
Ceding commission revenue	4,710	9,428	8,728	18,570
Policy billing fees	1,114	710	1,878	1,290

Total revenues	269,559	240,282	526,109	483,435

Expenses
Loss and loss adjustment expenses	166,597	145,769	331,087	281,529
Underwriting expenses	86,633	92,212	173,861	183,081

Total expenses	253,230	237,981	504,948	464,610

Underwriting profit	$16,329	$2,301	$21,161	$18,825

Personal Insurance Segment
Revenues
Premiums earned	$129,795	$42,823	$257,822	$77,438
Ceding commission revenue	5,945	(975)	10,108	71
Policy billing fees	1,545	300	2,959	491

Total revenues	137,285	42,148	270,889	78,000

Expenses
Loss and loss adjustment expenses	74,249	14,099	149,935	47,676
Underwriting expenses	59,250	15,127	113,523	32,184

Total expenses	133,499	29,226	263,458	79,860

Underwriting profit (loss)	$3,786	$12,922	$7,431	$(1,860)

Tower	$(650)	$12,922	$2,564	$(1,860)
Reciprocal Exchanges	4,436	-	4,867	-

Total underwriting profit (loss)	$3,786	$12,922	$7,431	$(1,860)

Insurance Services Segment
Revenues
Management fee income	$7,704	$-	$14,399	$-
Other revenue	(73)	250	529	806

Total revenues	7,631	250	14,928	806

Expenses
Other expenses	4,977	419	10,018	791

Total expenses	4,977	419	10,018	791

Insurance services pretax income	$2,654	$(169)	$4,910	$15

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table reconciles revenue by segment to consolidated revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2011	2010	2011	2010

Commercial insurance segment	$269,559	$240,282	$526,109	$483,435
Personal insurance segment	137,285	42,148	270,889	78,000
Insurance services segment	7,631	250	14,928	806

Total segment revenues	414,475	282,680	811,926	562,241
Elimination of management fee income	(7,704)	-	(14,399)	-
Net investment income	31,798	23,931	64,176	47,106
Net realized gains on investments, including other-than-temporary impairments	(2,314)	5,166	5,046	5,906

Consolidated revenues	$436,255	$311,777	$866,749	$615,253

The following table reconciles the results of the Company’s individual segments to consolidated income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2011	2010	2011	2010

Commercial insurance segment underwriting profit	$16,329	$2,301	$21,161	$18,825
Personal insurance segment underwriting profit (loss)	3,786	12,922	7,431	(1,860)
Insurance services segment pretax income	2,654	(169)	4,910	15
Net investment income	31,798	23,931	64,176	47,106
Net realized gains on investments, including other-than-temporary impairments	(2,314)	5,166	5,046	5,906
Corporate expenses	(2,803)	(602)	(5,898)	(1,357)
Acquisition-related transaction costs	-	(393)	(12)	(1,250)
Interest expense	(8,257)	(5,214)	(16,357)	(10,095)
Other income (expense)	-	-	-	(466)

Income before income taxes	$41,193	$37,942	$80,457	$56,824

Note 13—Contingencies

Legal Proceedings

On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (“TICNY”), a wholly-owned subsidiary of Tower Group, Inc., in the United States District Court for the District of New Jersey seeking, among other things, to recover $6.1 million under various retrocessional contracts pursuant to which TICNY reinsures Munich. On June 22, 2009, TICNY filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover $2.8 million under various reinsurance contracts pursuant to which Munich reinsures TICNY. (A separate action commenced by Munich against TICNY on June 17, 2009 in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access TICNY’s books and records pertaining to various quota share agreements, to which TICNY filed its answer on July 7, 2009, was subsequently dismissed pursuant to the stipulation of the parties on March 17, 2010.) The parties have now completed discovery. On July 15, 2011, TICNY paid $3.3 million to Munich to resolve a portion of the dispute. The Company is unable to assess the likelihood of any particular outcome on the remaining claims.

On May 12, 2010, Mirabilis Ventures, Inc. (“Mirabilis”) commenced an action against Specialty Underwriters’ Alliance Insurance Co. (“SUA”, now known as CastlePoint National Insurance Company (“CNIC”), a subsidiary of Tower Group, Inc.) and Universal Reinsurance Co., Ltd., an unrelated entity, in the United States District Court for the Middle District of Florida. The Complaint is based upon a Workers’ Compensation/Employer’s Liability policy issued by SUA to AEM, Inc. (“AEM”), to whose legal rights Mirabilis is alleged to have succeeded as a result of the Chapter 11 bankruptcy of AEM. The Complaint, which includes claims against SUA for breach of contract and breach of the duty of good faith, alleges that SUA failed to properly audit AEM’s operations to determine AEM’s Workers’ Compensation exposure for two policy years, in order to compute the premium owed by AEM, such that SUA owes Mirabilis the principal sum of $3.4 million for one policy year and $0.6 million for the other policy year, plus interest and costs. On July 30, 2010, CNIC answered the complaint and asserted nine

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

separate counterclaims, to which Mirabilis responded on September 3, 2010. Since that time, Mirabilis has filed an amended complaint that failed to add any new claims against CNIC, and CNIC has filed amended counterclaims and affirmative defenses against Mirabilis. While the parties are engaging in some limited discovery and CNIC intends to seek resolution via summary judgment, the Company is unable to assess the likelihood of any particular outcome.

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

The following table provides a reconciliation of operating income to net income on a GAAP basis. Operating income is used to calculate operating earnings per share and operating return on average equity:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2011	2010	2011	2010

Operating income (1)	$ 25,978	$ 22,648	$ 46,320	$ 36,013
Net realized gains (losses) on investments attributable to Tower Group, Inc.	(2,857)	5,166	5,380	5,906
Acquisition-related transaction costs	-	(393)	(12)	(1,250)
Income tax	1,000	(1,779)	(1,882)	(1,975)

Net income attributable to Tower Group, Inc. (1)	$ 24,121	$ 25,642	$ 49,806	$ 38,694

(1) Operating income and net income attributable to Tower Group, Inc. for the three and six months ended June 30, 2010 have been reduced by $2.6 million and $7.0 million, respectively, from amounts previously reported due to the retrospective adoption of new accounting guidance concerning the accounting for costs associated with acquiring or renewing insurance contracts.

Critical Accounting Estimates

As of June 30, 2011, except as discussed below, there were no material changes to our critical accounting estimates; refer to the Company’s 2010 Annual Report on Form 10-K for a complete discussion of critical accounting estimates.

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

Consolidated Results of Operations

Our reported results for the period ended June 30, 2011 reflect the impact of acquisitions that we made during 2010. On July 1, 2010, we closed on the acquisition of OBPL. In the fourth quarter of 2010, we closed on the acquisition of AequiCap. Our consolidated revenues and expenses for the three and six months ended June 30, 2011 reflect the results of these acquired companies from their respective acquisition dates. This affects the comparability of our results between years.

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

•	Personal Insurance (“Personal”) Segment offers a broad range of personal lines property and casualty insurance products to individuals distributed through a network of retail and wholesale agents; and

•	Insurance Services (“Services”) Segment provides underwriting, claims, administration and reinsurance brokerage services to insurance companies.

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

Consolidated Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2011	2010	Change	%	2011	2010	Change	%

Commercial insurance segment underwriting profit	$16.3	$2.3	$14.0	NM	$21.2	$18.8	$2.4	12.4%
Personal insurance segment underwriting profit (1)	3.8	12.9	(9.1)	-70.7%	7.4	(1.9)	9.3	499.5%
Insurance services segment pretax income (2)	2.7	(0.2)	2.9	NM	4.9	-	4.9	NM
Net investment income	31.8	23.9	7.9	32.9%	64.2	47.1	17.1	36.2%
Net realized gains (losses) on investments	(2.3)	5.2	(7.5)	-144.8%	5.0	5.9	(0.9)	-14.6%
Corporate expenses	(2.8)	(0.6)	(2.2)	366.7%	(5.9)	(1.3)	(4.6)	353.8%
Acquisition-related transaction costs	-	(0.4)	0.4	-100.0%	-	(1.3)	1.3	-100.0%
Interest expense	(8.3)	(5.2)	(3.1)	58.4%	(16.4)	(10.1)	(6.3)	62.0%
Other expense	-	-	-	0.0%	-	(0.4)	0.4	-100.0%

Income before income taxes	41.2	37.9	3.3	8.6%	80.4	56.8	23.6	41.6%
Income tax expense	12.9	12.3	0.6	4.7%	25.6	18.1	7.5	41.4%

Net income	$28.3	$25.6	$2.7	10.4%	$54.8	$38.7	$16.1	41.7%

Less net income attributable to Reciprocal Exchanges	4.2	-	4.2	NM	5.0	-	5.0	NM

Net income attributable to Tower Group, Inc.	$24.1	$25.6	$(1.5)	-5.9%	$49.8	$38.7	$11.1	28.7%

NM is shown where percentage change exceeds 500%

Key Measures
Gross premiums written:
Written by Commercial and Personal Insurance Segments	$468.0	$331.7	$136.3	41.1%	$857.5	$614.9	$242.6	39.5%

Percent of total revenues:
Net premiums earned	90.2%	87.6%			89.2%	87.9%
Commission and fee income (3)	3.0%	3.0%			2.8%	3.4%
Net investment income	7.3%	7.7%			7.4%	7.7%
Net realized investment gains	-0.5%	1.7%			0.6%	1.0%

Underwriting Ratios for Commercial and Personal Insurance Segments Combined

Calendar Year Loss Ratios
Gross	56.8%	59.3%			58.8%	60.2%
Net	61.2%	58.6%			62.2%	60.8%
Underwriting Expense Ratios
Gross (4)	32.1%	33.1%			32.5%	33.2%
Net (4)	33.7%	35.9%			34.1%	36.0%
Combined Ratios
Gross	88.9%	92.4%			91.3%	93.4%
Net	94.9%	94.5%			96.3%	96.8%

Return on average equity (5)	9.2%	10.6%			9.5%	8.0%

(1) Personal Insurance segment underwriting profit includes underwriting results of the Reciprocal Exchanges for the three and six months ended June 30, 2011.

(2) Insurance Services segment pretax income for the three and six months ended June 30, 2011 includes results related to Tower’s management services agreement with the Reciprocal Exchanges.

(3) Commission and fee income for the three and six months ended June 30, 2011 excludes management fee income earned by Tower from the Reciprocal Exchanges. These amounts are eliminated in reporting consolidated net income.

(4) The gross and net underwriting expense ratios include fees paid by the Reciprocal Exchanges to Tower in excess of Tower’s direct costs to service the management service agreements. These fees increased the gross and net expense ratios by 0.6% and 0.7%, respectively, for the three months ended June 30, 2011, and increased the gross and net expense ratios by 0.5% and 0.6%, respectively, for the six months ended June 30, 2011.

(5) The after-tax impact of net realized investment gains on return on average equity was a decrease of 0.7% and an increase of 0.7% for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2010, the after-tax impact of acquisition-related transaction costs and net realized investment losses increased return on equity by 1.2% and 0.6%, respectively.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

Total revenues. Total revenues increased by 39.9% and 40.9%, respectively, for the three and six months ended June 30, 2011 as compared to the same periods in 2010, primarily due to increased net premiums earned and net investment income resulting from the acquisition of OBPL. OBPL was acquired effective July 1, 2010, and was not included in the Company’s results for the six months ended June 30, 2010. In the three and six month periods ended June 30, 2011, OBPL accounted for $105.6 million and $204.7 million, respectively, of total revenues. Net realized gains (losses) on investments decreased $7.5 million and $0.9 million for the three and six month periods ended June 30, 2011, as compared to the same periods in 2010.

Premiums earned. Gross premiums earned in the three and six months ended June 30, 2011 increased 38.9% and 35.3%, respectively, compared to the same periods in 2010, primarily as a result of OBPL. In addition, 2011 premiums increased from renewal rights transactions entered into in November 2010 and January 2011 for commercial automobile and workers’ compensation policies and new initiatives with our customized solutions policies and assumed reinsurance. Ceded premiums earned in the three and six months ended June 30, 2011 decreased from the same periods in 2010 as Tower elected to cancel its liability quota share reinsurance treaty. This decrease was somewhat offset by the Company’s quota share reinsurance of its OBPL homeowners business.

Overall, net premiums earned in the three and six months ended June 30, 2011 increased by $120.6 million and $232.3 million, respectively, as compared to the same periods in 2010.

Commission and fee income. Commission and fee income increased by $3.5 million and $3.0 million, or 36.3% and 14.0%, respectively in the three and six month periods ended June 30, 2011 as compared to the same periods in 2010. This increase is primarily attributable to OBPL policy billing fees and ceding commission revenues earned on the OBPL homeowners’ quota share reinsurance.

Net investment income and net realized gains (losses). Net investment income increased 32.9% and 36.2% in the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The increase in net investment income resulted from an increase in average cash and invested assets for the three and six months ended June 30, 2011 as compared to the same periods of 2010. The increase in cash and invested assets resulted primarily from $365.1 million of invested assets acquired from the OBPL acquisition (reduced by cash used to finance such acquisition), from operating cash flows of $110.8 million generated during the last six months of 2010 and $37.9 million generated during the first six months of 2011. The positive cash flow from operations was the result of an increase in premiums collected from a growing book of business. The tax equivalent investment yield of our fixed maturity portfolio at amortized cost was 4.7% at June 30, 2011 compared to 5.2% at June 30, 2010. Operating cash invested in 2011 and in 2010 has been affected by a low-yield environment, as asset classes other than U.S. Treasuries have experienced tightening spreads. We have increased our investment in high-yield securities and dividend paying equity securities to reduce the impact of this low rate environment.

The Company had realized investment losses of $2.3 million for the three months ended June 30, 2011 as compared to gains of $5.2 million in the same period in 2010. This second quarter 2011 losses are attributed to the Company disposing of certain investments in its equity security portfolio that declined in value during the quarter. Total realized investment gains of $5.0 million for the six months ended June 30, 2011 declined from $5.9 million in the same period of 2010. This decline is attributable to realized losses in the equity portfolio.

Credit related OTTI losses in the three and six months ended June 30, 2011 were $0.2 million and $0.4 million, respectively, lower than the $0.3 million and $3.3 million, respectively, which were recorded for the comparable periods of 2010.

Loss and loss adjustment expenses. The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 61.2% and 62.2% for the three and six months ended June 30, 2011, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 62.4% and 63.6% for the three and six months ended June 30, 2011, respectively. The Reciprocal Exchange’s net loss ratio was 53.0% and 52.7% for the three and six months ended June 30, 2011, respectively.

Excluding the Reciprocal Exchanges, the net loss ratio included approximately $22.3 million from claims related to severe winter storms and tornados, which includes $7.3 million from tornados that occurred in the second quarter. Excluding these severe winter storms and tornados, the net loss ratio for Tower, excluding the Reciprocal Exchanges, would have been 60.3% for the six months ended June 30, 2011 which is comparable to the net loss ratio in the same period in 2010.

Consolidated net losses attributable to prior years was a favorable $3.2 million for the six months ended June 30, 2011. Excluding the Reciprocal Exchanges’ net losses attributable to prior years was unfavorable by $7.6 million, comprised of favorable development in Personal Insurance of $5.7 million and unfavorable development in Commercial Insurance of $13.2 million. Losses attributable to prior years for Commercial Insurance include $3.3 million resulting from the settlement of a dispute regarding ceded reinsurance to Munich Reinsurance America, Inc. (“Munich”). Commercial Insurance unfavorable development was mostly in other liability and several workers’ compensation related programs, offset in part by favorable development in other lines and programs. The favorable development in Personal Insurance, excluding the Reciprocal Exchanges, was $5.7 million, comprised of favorable development of $4.1 million for private passenger automobile, $1.0 million for amortization of reserves risk premium, and other favorable changes in homeowners’ and other liability lines of business. For the Reciprocal Exchanges, the favorable development was $10.8 million, comprised of favorable development of $6.4 million for private passenger automobile, $2.3 million for other liability, $1.5 million for homeowners, and $0.6 million for amortization of reserves risk premium.

Operating expenses. Operating expenses were $136.1 million for the six months ended June 30, 2011, an increase of 35% from the same period in 2010, primarily as a result of the OBPL acquisition. In addition, the Company continued to amortize the value of business acquired (“VOBA”) asset recorded in the OBPL purchase and has incurred costs of $12.4 million under the transaction services agreements with OneBeacon.

The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, decreased from 18.1% to 17.6% for the six month period from June 30, 2010 to June 30, 2011. This decrease is attributed to a distribution shift in certain commercial lines production from wholesalers to retailers who charge a lower commission rate. In addition, personal lines business written by the Reciprocal Exchanges earns a lower commission than Tower’s personal lines business. The other underwriting expenses (“OUE”) component of the underwriting expense ratio declined to 14.9% in the six months ended June 30, 2011 from 15.1% for the six months ended June 30, 2010. This decrease was, in part, the result of lower New York State workers’ compensation assessments declining by $4.1 million in the 2011 as compared to the same period in 2010.

The gross underwriting expense ratio for the three months ended June 30, 2011 improved to 32.1% from 33.1% in the same period in 2010. This improvement is primarily the result of the lower commission ratios discussed above.

Interest expense. Interest expense increased by $3.1 million and $6.3 million for the three and six months ended June 30, 2011 compared to the same period in 2010. The increase is primarily due to the issuance of the senior convertible notes in October 2010; interest expense on the senior convertible notes was $2.8 million and $5.6 million for the three and six month periods ended June 30, 2011, respectively.

Income tax expense. Income tax expense for the six months ended June 30, 2011 increased compared to the same period in 2010 and is due to the increase in pre-tax income. The effective income tax rate (including state and local taxes) was 31.9% for the six months ended June 30, 2011 and 2010. The 2011 effective tax rate represents management’s best estimate and considers, among other things, the tax exempt municipal investments and dividends received deductions related to our equity securities portfolio.

Net income and return on average equity. Net income attributable to Tower Group, Inc. and annualized return on average equity were $49.8 million and 9.5% for the six months ended June 30, 2011 compared to $38.7 million and 8.0% for the same period in 2010. The increase in the net income and annualized return on equity in 2011 is primarily due to underwriting profit generated in the commercial and personal insurance segments and increases in net investment income as described above. This is offset by increases in interest expense and income tax expense.

Commercial Insurance Segment Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2011	2010	Change	Percent	2011	2010	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$286.0	$274.1	$11.9	4.3%	$562.5	$552.7	$9.8	1.8%
Less: ceded premiums earned	(22.2)	(44.0)	21.8	49.4%	(47.0)	(89.2)	42.2	47.3%

Net premiums earned	263.8	230.1	33.7	14.6%	515.5	463.5	52.0	11.2%
Ceding commission revenue	4.7	9.5	(4.8)	-50.0%	8.7	18.6	(9.9)	-53.0%
Policy billing fees	1.1	0.7	0.4	56.9%	1.9	1.3	0.6	45.6%

Total revenue	269.6	240.3	29.3	12.2%	526.1	483.4	42.7	8.8%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	161.7	174.9	(13.2)	-7.5%	343.4	337.5	5.9	1.8%
Less: ceded loss and loss adjustment expenses	4.9	(29.2)	34.1	-116.7%	(12.3)	(56.0)	43.7	77.9%

Net loss and loss adjustment expenses	166.6	145.7	20.9	14.3%	331.1	281.5	49.6	17.6%
Underwriting expenses
Direct commission expenses	49.8	50.8	(1.0)	-1.9%	100.2	100.7	(0.5)	-0.5%
Other underwriting expenses	36.9	41.5	(4.6)	-11.1%	73.6	82.4	(8.8)	-10.7%

Total underwriting expenses	86.7	92.3	(5.6)	-6.1%	173.8	183.1	(9.3)	-5.0%

Underwriting profit	$16.3	$2.3	$14.0	NM	$21.2	$18.8	$2.4	12.4%

Key Measures
Premiums written
Gross premiums written	$315.9	$279.8	$36.1	12.9%	$578.9	$527.3	$51.6	9.8%
Less: ceded premiums written	(20.3)	(34.9)	14.6	-41.7%	(32.2)	(63.0)	30.8	-48.8%

Net premiums written	$295.6	$244.9	$50.7	20.7%	$546.7	$464.3	$82.4	17.7%

NM shown where percentage change exceeds 500%

Ceded premiums as a percent of gross premiums
Written	6.4%	12.5%			5.6%	11.9%
Earned	7.8%	16.1%			8.4%	16.1%
Calendar Year Loss Ratios
Gross	56.6%	63.8%			61.1%	61.1%
Net	63.2%	63.3%			64.2%	60.7%
Underwriting Expense Ratios
Gross	29.9%	33.4%			30.6%	32.9%
Net	30.6%	35.7%			31.7%	35.2%
Combined Ratios
Gross	86.5%	97.2%			91.7%	94.0%
Net	93.8%	99.0%			95.9%	95.9%

Commercial Insurance Segment Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

Gross premiums. Commercial Insurance gross premiums written increased by $36.1 million and $51.6 million for the three and six months ended June 30, 2011 compared to the same period in 2010. The increase in the six month period resulted from new initiatives with our customized solutions policies and assumed reinsurance which accounted for $34 million and $15 million, respectively, of the year-to-date new premiums written, respectively. Gross earned premiums increased to a lesser extent than gross premiums written as these initiatives did not start until the second quarter of 2011.

Renewal retention rate excluding programs declined to 77.4% for the three months ended June 30, 2011 compared to 81% during the same period in 2010 because we did not renew certain unprofitable business in 2011. Premiums on renewed commercial business, other than programs, increased 1.3% and 1.2% for the three and six months ended June 30, 2011. Excluding programs, policies in-force for our commercial business increased by 2.6% as of June 30, 2011 from December 31, 2010.

Ceded premiums. Ceded premiums written for the three months ended June 30, 2011 were $20.3 million and $32.2 million, respectively compared to $34.9 million and $63.0 million, respectively, for the three months ended June 30, 2010. The decrease in ceded premiums written for the three months ended June 30, 2011 compared to the same periods in 2010 resulted from our decision to cancel our liability quota share reinsurance treaty which was in effect in 2010. In addition, we reduced the ceded premiums for our excess of loss reinsurance by raising our retention from $1.0 million to $5.0 million on all lines of business except workers compensation on which our retention was raised from $1.0 million to $2.5 million. Catastrophe reinsurance ceded premiums were $3.0 million and $4.0 for the three months ended June 30, 2011 and 2010, respectively.

Net premiums. The change in net premiums written and earned results from the changes in gross and ceded premiums discussed above.

Ceding commission revenue. Ceding commission revenue decreased for the three and six months ended June 30, 2011 by $4.8 million and $9.9 million, respectively, as compared to the same periods in 2010. The decrease was a result of the cancellation of our liability quota share contract. Ceding commission revenue decreased $0.9 million in both the three and six months ended June 30, 2011 as a result of change in loss ratios on prior year’s quota share treaties compared to a decrease of $0.8 million and $1.2 million for the same periods in 2010.

Loss and loss adjustment expenses and loss ratio. The net loss ratio was 64.2% and 60.7% for the six month period ended June 30, 2011 and 2010, respectively. The net loss ratio included losses attributable to prior years that were unfavorable by $5.4 million and $13.2 million for the three and six months ended June 30, 2011, respectively. Losses attributable to prior years for liability lines include $3.3 million resulting from the settlement of a dispute regarding ceded reinsurance to Munich.

The current accident year loss ratio for the three and six months ended June 30, 2011 were 61.4% and 61.7%, respectively as compared to 62.7% and 60.3%, respectively, for the same periods in 2010. The net incurred losses includes $6.6 million and $9.1 million for the three and six months ended June 30, 2011, respectively, that pertain to severe winter storms and tornados. Excluding these severe winter storms and tornados, the net loss ratios would have been 58.9% and 62.4% for the three and six months ended June 30, 2011, respectively.

The unfavorable development for the six months ended June 30, 2011 was comprised of approximately $6.6 million from other liability and program business excluding the impact of the settlement with Munich, $3.3 million relating to the settlement with Munich and $4.3 million from commercial property lines, offset, in part, by $1.0 million amortization of reserves risk premium. The unfavorable development in the liability and program business reflects updated actuarial projections, and the unfavorable development in the property lines reflects late reporting of claims due to winter storms that occurred late in December 2010

Underwriting expenses and underwriting expense ratio. Underwriting expenses include direct commissions and other underwriting expenses. The gross underwriting expense ratio was 29.9% and 30.6% for the three and six months ended June 30, 2011 as compared to 33.4% and 32.9% for the same periods in 2010. The net expense ratio was 30.6% and 31.7% for the three and six months ended June 30, 2011, respectively, as compared to 35.7% and 35.2% for the same periods in 2010.

The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 17.4% and 17.8% for the three and six months ended June 30, 2011 compared to 18.5% and 18.2% for the same periods in 2010. This decrease is attributable to a shift in production from wholesalers to retailers which charge a lower commission. The OUE ratio, including boards, bureaus and taxes (“BB&T”), was 12.5% and 12.8% for the three and six months ended June 30, 2011 compared to 14.9% and 14.7% for the same periods in 2010. The decrease in OUE for both the three months and six months ended June 30, 2011 resulted from of our continued efforts to reduce expenses through integration, with many functions consolidated into one office. The OUE also decreased in part because our New York State workers’ compensation assessment declined by $4.1 million during the six months ended June 30, 2011 compared to the same period in 2010.

Underwriting profit and combined ratio. The net combined ratios were 93.8% and 95.9% for the three and six months ended June 30, 2011, respectively, and 99.0% and 95.9% for the same periods in 2010. The decrease in the combined ratio for the three months ended June 30, 2011 resulted from a slight decrease in the net loss ratio and a decrease in the net expense ratios as described above.

Personal Insurance Segment Results of Operations

	Three Months Ended June 30,
	2011
($ in millions)	Tower	Reciprocal Exchanges	Total	2010	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$96.2	$63.7	$159.9	$46.8	$113.1	241.3%
Less: ceded premiums earned	(17.0)	(13.0)	(30.0)	(4.0)	(26.0)	NM

Net premiums earned	79.2	50.7	129.9	42.8	87.1	203.1%
Ceding commission revenue	4.4	1.5	5.9	(1.0)	6.9	NM
Policy billing fees	1.4	0.1	1.5	0.3	1.2	415.0%

Total	85.0	52.3	137.3	42.1	95.2	225.7%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	58.4	33.0	91.4	15.4	76.0	494.6%
Less: ceded loss and loss adjustment expenses	(11.0)	(6.1)	(17.1)	(1.3)	(15.8)	NM

Net loss and loss adjustment expenses	47.4	26.9	74.3	14.1	60.2	426.6%

Underwriting expenses
Direct commission expense	20.3	6.5	26.8	7.8	19.0	241.8%
Other underwriting expenses	17.8	14.6	32.4	7.3	25.1	343.8%

Total underwriting expenses	38.1	21.1	59.2	15.1	44.1	291.7%

Underwriting profit (loss)	$(0.5)	$4.3	$3.8	$12.9	$(9.1)	-70.7%

Key Measures
Premiums written
Gross premiums written	$97.1	$55.0	$152.1	$51.9	$100.2	193.1%
Less: ceded premiums written	(8.7)	(9.9)	(18.6)	(4.3)	(14.3)	329.8%

Net premiums written	$88.4	$45.1	$133.5	$47.6	$85.9	180.7%

NM is shown where percentage change exceeds 500%

Ceded premiums as a percent of gross premiums
Written	9.0%	18.0%	12.2%	8.3%
Earned	17.7%	20.4%	18.8%	8.5%
Calendar Year Loss Ratios
Gross	60.7%	51.7%	57.1%	32.8%
Net	59.9%	53.0%	57.2%	32.9%
Underwriting Expense Ratios
Gross	38.2%	32.9%	36.1%	31.7%
Net	40.9%	38.3%	39.9%	36.9%
Combined Ratios
Gross	98.9%	84.6%	93.2%	64.5%
Net	100.8%	91.3%	97.1%	69.8%

Personal Insurance Segment Results of Operations (continued)

	Six Months Ended June 30,
	2011
($ in millions)	Tower	Reciprocal Exchanges	Total	2010	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$191.5	$115.7	$307.2	$90.0	$217.2	241.3%
Less: ceded premiums earned	(29.7)	(19.7)	(49.4)	(12.6)	(36.8)	292.5%

Net premiums earned	161.8	96.0	257.8	77.4	180.4	232.9%
Ceding commission revenue	7.2	2.9	10.1	0.1	10.0	NM
Policy billing fees	2.7	0.3	3.0	0.5	2.5	NM

Total	171.7	99.2	270.9	78.0	192.9	247.3%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	111.3	56.5	167.8	49.7	118.1	237.4%
Less: ceded loss and loss adjustment expenses	(11.9)	(5.9)	(17.8)	(2.0)	(15.8)	NM

Net loss and loss adjustment expenses	99.4	50.6	150.0	47.7	102.3	214.5%
Underwriting expenses
Direct commission expense	35.6	17.0	52.6	15.8	36.8	234.2%
Other underwriting expenses	34.2	26.7	60.9	16.4	44.5	271.3%

Total underwriting expenses	69.8	43.7	113.5	32.2	81.3	252.7%

Underwriting profit (loss)	$2.5	$4.9	$7.4	$(1.9)	$9.3	500.0%

Key Measures
Premiums written
Gross premiums written	$175.8	$102.9	$278.7	$87.6	$191.1	218.0%
Less: ceded premiums written	(19.2)	(17.1)	(36.3)	(12.2)	(24.1)	196.9%

Net premiums written	$156.6	$85.8	$242.4	$75.4	$167.0	221.4%

NM is shown where percentage change exceeds 500%

Ceded premiums as a percent of gross premiums
Written	10.9%	16.6%	13.0%	13.9%
Earned	15.5%	17.0%	16.1%	14.0%
Calendar Year Loss Ratios
Gross	58.1%	48.8%	54.6%	55.2%
Net	61.4%	52.7%	58.2%	61.6%
Underwriting Expense Ratios
Gross	35.1%	37.5%	36.0%	35.2%
Net	37.0%	42.2%	39.0%	40.8%
Combined Ratios
Gross	93.2%	86.3%	90.6%	90.4%
Net	98.4%	94.9%	97.2%	102.4%

Personal Insurance Segment Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

Gross premiums. Personal Insurance gross premiums earned increased during the three and six months ended June 30, 2011 as compared to the same periods in 2010, primarily due to the acquisition of OBPL, which added $108.6 million and $207.3 million of gross earned premium for the three and six months ended June 30, 2011, respectively. Excluding the effect of the OBPL business, Tower’s other personal lines gross premiums earned increased by $4.5 million and $9.9 million, or 9.6% and 11.0%, for the three and six months ended June 30, 2011, respectively, from the same periods in 2010 due to organic growth in homeowners’ business.

Tower’s personal lines renewal retention was 86.5% for the three months ended June 30, 2011, as compared to 91.0% for the same period in 2010. The decline in 2011 is attributed to the change in business mix as a result of the OBPL acquisition. Premiums on renewed business increased by 4.6% and 4.8% during the three and six months ended June 30, 2011, respectively. Excluding the OBPL business, policies-in-force for personal business increased by 0.3% as of June 30, 2011 from December 31, 2010.

Ceded premiums. Ceded premiums written and earned increased for the three and six months ended June 30, 2011 from the same periods in the prior year as a result of the OBPL acquisition. The Company reinsures the homeowners’ business obtained from OBPL through a quota share program which resulted in $21.7 million and $34.2 million of ceded premiums earned for the three and six months ended June 30, 2011, respectively.

Catastrophe ceded premiums written and earned were $10.2 million for the second quarter in 2011 compared to $2.8 million for the second quarter in 2010. Catastrophe ceded premiums written and earned were $18.3 million and $9.6 million for the six months ended June 30, 2011 and 2010, respectively. These increases are due to increased property business associated with the OBPL business.

Net premiums. The increase in net premiums written for the three and six months ended June 30, 2011 is primarily attributed to the OBPL acquisition, as discussed above. Net premiums written associated with the OBPL business were $82.8 million for the quarter ended June 30, 2011 and $159.3 million for the six months ended June 30, 2010. The remainder of this change results from the increases in gross premiums written discussed above.

Ceding commission revenue. Primarily all of the increase in ceding commission revenue for the three and six months ended June 30, 2011 compared to the same periods in the prior year is attributable to the commission revenue earned on the previously mentioned homeowners’ quota share treaty on the OBPL acquired business.

Loss and loss adjustment expenses and loss ratio. The net loss ratio was 58.2% and 61.6% for the six months ended June 30, 2011 and 2010, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 61.4% for the six months ended June 30, 2011. Losses attributable to prior years were a favorable $16.5 million, comprised of $5.7 million favorable development excluding the Reciprocal Exchanges and $10.8 million favorable development in the Reciprocal Exchanges. The favorable development stems mostly from better than expected development in private passenger automobile.

Excluding the Reciprocal Exchanges, the current accident year loss ratio for the six months ended June 30, 2011 was 64.9%. For the Reciprocal Exchanges the current accident year loss ratio for the six months ending period was 64.0%. The net incurred losses include $13.1 million for the six months ended June 30, 2011, that pertain to severe winter storms and tornados. Excluding these severe winter storms and tornados, the net loss ratio for the six months ended June 30, 2011 would have been 59.0%.

Excluding the Reciprocal Exchanges, the amortization of reserves risk premium resulted in favorable development of $0.9 million for the six months ended June 30, 2011. The Reciprocal Exchanges amortization of reserves risk premium was favorable $0.6 million for the six months ending period.

Underwriting expenses and underwriting expense ratio. Underwriting expenses increased by $44.1 million and $81.3 million, respectively, for the three and six months ended June 30, 2011 as compared to the same periods in 2010. The increase for both the three and six months is due to the expenses related to OBPL. The gross underwriting expense ratios for the three and six months ended June 30, 2011 were 36.1% and 36.0% as compared to 31.7% and 35.2% for the same periods in 2010.

The commission portion of the gross underwriting expense ratio was 16.8% and 17.1% for the three and six months ended 2011, respectively, compared to 16.8% and 17.5% for the same periods of 2010. This decrease reflects the impact of lower commission rates in the Reciprocal Exchanges. The gross OUE ratio, which includes BB&T, was 19.3% and 18.9% for the three and six months ended June 30, 2011 compared with 14.9% and 17.7% for the same periods in 2010. The increase in the OUE ratio resulted, in part, from higher amortization of the value of business acquired (“VOBA”) asset and deferred acquisition cost (“DAC”) asset as compared to direct underwriting costs capitalized by the Company in 2011. In addition, the cost of the transition service agreement with OneBeacon has the effect of increasing the OUE ratios.

The net underwriting expense ratio increased to 39.9% for the three months ended June 30, 2011 from 36.9% for the same period in the prior year due to the items discussed above offset by the effects of the ceded reinsurance.

The net underwriting expense for the six months ended June 30, 2011 improved to 39.0% as compared to 40.8% for the same period in 2010. This decline is attributable to higher ceding commission revenue as a percentage of ceded earned premiums in 2011 as compared to 2010 due to the commissions earned on the OBPL homeowners’ quota share treaty.

Underwriting profit and combined ratio. The decline in underwriting profit and increase in combined ratio for the three months ended June 30, 2011 as compared to the same period in 2010 is due to a change in product mix. A majority of the Company’s personal insurance business in 2011 is from automobile insurance with the remainder in homeowners’, and the automobile line of business has a higher loss ratio than the homeowners’ line of business. In 2010, nearly all personal insurance business was homeowners’ insurance. In addition, the storm losses in the second quarter of 2011 had unfavorable impact on the underwriting profit and combined ratio.

Underwriting profit and the combined ratio improved for the six months ended June 30, 2011 as compared to the prior year. These improvements are attributed to 2010 catastrophe losses which resulted in an underwriting loss for the six months ended June 30, 2010. In addition, the personal lines had favorable loss reserve development of $16.5 million in 2011, as discussed above.

Insurance Services Segment Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2011	2010	Change	2011	2010	Change

Revenues
Management fee income	$7.7	$-	$7.7	$14.4	$-	$14.4
Other revenue	(0.1)	0.3	(0.4)	0.5	0.8	(0.3)

Total revenue	7.6	0.3	7.3	14.9	0.8	14.1

Expenses
Other expenses	4.9	0.5	4.4	10.0	0.8	9.2

Total expenses	4.9	0.5	4.4	10.0	0.8	9.2

Insurance services pre-tax income	$2.7	$(0.2)	$2.9	$4.9	$-	$4.9

Insurance Services Segment Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

Total revenue. The increase in total revenue for the three and six months ended June 30, 2011 compared to the same period in the prior year was primarily due to the management fee income earned by Tower for underwriting, claims, investment management and other services provided to the Reciprocal Exchanges pursuant to management services agreements with the Reciprocal Exchanges. The management fee income is calculated as a percentage of the Reciprocal Exchanges’ gross premiums written. The effects of these management services agreements between Tower and the Reciprocal Exchanges are eliminated in consolidation to derive consolidated net income. However, the management fee income is reported in net income attributable to Tower Group, Inc. and included in basic and diluted earnings per share.

Total expenses. The increase in total expenses for the three and six months ended June 30, 2011 compared to the same period in the prior year was primarily due to the costs incurred under the management services agreement between Tower and the Reciprocal Exchanges.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of June 30, 2011 and December 31, 2010:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value	% of Fair Value
($ in thousands)			Less than 12 Months	More than 12 Months

June 30, 2011
U.S. Treasury securities	$158,270	$1,184	$(17)	$-	$159,437	6.3%
U.S. Agency securities	40,900	1,064	(43)	-	41,921	1.6%
Municipal bonds	553,988	25,931	(632)	(18)	579,269	22.8%
Corporate and other bonds	842,675	34,641	(2,983)	-	874,333	34.3%
Commercial, residential and asset-backed securities	755,555	36,886	(2,316)	(417)	789,708	31.0%

Total fixed-maturity securities	2,351,388	99,706	(5,991)	(435)	2,444,668	96.0%
Equity securities	95,414	2,929	(2,267)	(35)	96,041	3.8%
Short-term investments	4,998	-	-	-	4,998	0.2%

Total, June 30, 2011	$2,451,800	$102,635	$(8,258)	$(470)	$2,545,707	100.0%

Tower	$2,157,548	$94,127	$(7,437)	$(449)	$2,243,789
Reciprocal Exchanges	294,252	8,508	(821)	(21)	301,918

Total, June 30, 2011	$2,451,800	$102,635	$(8,258)	$(470)	$2,545,707

December 31, 2010
U.S. Treasury securities	$177,060	$1,258	$(64)	$-	$178,254	7.2%
U.S. Agency securities	26,504	758	(34)	-	27,228	1.1%
Municipal bonds	544,019	14,357	(4,635)	(35)	553,706	22.4%
Corporate and other bonds	852,287	36,059	(4,766)	(10)	883,570	35.7%
Commercial, residential and asset-backed securities	707,294	37,665	(3,986)	(1,120)	739,853	29.9%

Total fixed-maturity securities	2,307,164	90,097	(13,485)	(1,165)	2,382,611	96.3%
Equity securities	91,218	2,487	(3,192)	(196)	90,317	3.6%
Short-term investments	1,560	-	-	-	1,560	0.1%

Total, December 31, 2010	$2,399,942	$92,584	$(16,677)	$(1,361)	$2,474,488	100.0%

Tower	$2,061,448	$87,879	$(14,532)	$(1,361)	$2,133,434
Reciprocal Exchanges	338,494	4,705	(2,145)	-	341,054

Total, December 31, 2010	$2,399,942	$92,584	$(16,677)	$(1,361)	$2,474,488

Credit Rating of Fixed-Maturity Securities

The average credit rating of our fixed-maturity securities, using ratings assigned to securities by Standard & Poor’s, was AA- at June 30, 2011 and December 31, 2010. The following table shows the ratings distribution of our fixed-maturity portfolio:

	Tower		Reciprocal Exchanges
($ in thousands)	Fair Value	Percentage of Fair Value	Fair Value	Percentage of Fair Value

June 30, 2011
U.S. Treasury securities	$158,524	7.4%	$913	0.3%
AAA	632,879	29.4%	81,489	27.2%
AA	462,682	21.6%	47,243	15.8%
A	452,181	21.1%	112,466	37.5%
BBB	195,105	9.1%	12,563	4.2%
Below BBB	243,743	11.4%	44,880	15.0%

Total	$2,145,114	100.0%	$299,554	100.0%

December 31, 2010
U.S. Treasury securities	$148,018	7.3%	$30,236	8.9%
AAA	620,281	30.4%	100,566	29.5%
AA	412,414	20.2%	46,015	13.5%
A	445,498	21.8%	111,064	32.6%
BBB	161,474	7.9%	32,932	9.6%
Below BBB	253,872	12.4%	20,241	5.9%

Total	$2,041,557	100.0%	$341,054	100.0%

Fixed-Maturity Investments with Third Party Guarantees

At June 30, 2011, $190.3 million of our municipal bonds, at fair value, were guaranteed by third parties from a total of $2.4 billion, at fair value, of all fixed-maturity securities held by us. The amount of securities guaranteed by third parties along with the credit rating with and without the guarantee is as follows:

($ in thousands)	With Guarantee	Without Guarantee

AAA	$18,164	$18,164
AA	137,229	117,176
A	28,773	47,366
BBB	6,112	-
Below BBB	-	2,620
No underlying rating	-	4,952

Total	$190,278	$190,278

Tower	$189,712	$189,712
Reciprocal Exchanges	566	566

Total	$190,278	$190,278

The securities guaranteed, by guarantor, are as follows:
($ in thousands)	Guaranteed Amount	Percent of Total

National Public Finance Guarantee Corp	$80,451	42.3%
Assured Guaranty Municipal Corp	66,103	34.7%
Ambac Financial Corp	28,737	15.1%
FGIC Corp	5,927	3.1%
Berkshire Hathaway Assurance Corp	5,824	3.1%
Others	3,236	1.7%

Total	$190,278	100.0%

Tower	$189,712
Reciprocal Exchanges	566

Total	$190,278

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

As of June 30, 2011, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used quoted market prices provided by outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.

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

In certain instances, we deemed it necessary to utilize Level 3 pricing over prices available through pricing services used throughout 2010 and the first quarter of 2011. In the periods of market dislocation, the ability to observe stable prices and inputs may be reduced for some instruments as currently is the case for certain non-agency residential and mortgage-backed securities.

As more fully described in Note 5 to our Consolidated Financial Statements, “Investments,” we completed a detailed review of all our securities in a continuous loss position and concluded that the unrealized losses are the result of a decrease in value that are temporary in nature.

Unrealized Losses

Changes in interest rates and credit spreads directly impact the fair value of our fixed maturity portfolio. We regularly review both our fixed-maturity and equity portfolios to evaluate the necessity of recording impairment losses for other-than temporary declines in the fair value of investments.

The following table presents information regarding our invested assets that were in an unrealized loss position at June 30, 2011 and December 31, 2010 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses

June 30, 2011
U.S. Treasury securities	$65,752	$(17)	$-	$-	$65,752	$(17)
U.S. Agency securities	11,345	(43)	-	-	11,345	(43)
Municipal bonds	41,416	(633)	231	(18)	41,647	(651)
Corporate and other bonds
Finance	48,253	(744)	-	-	48,253	(744)
Industrial	119,248	(2,073)	-	-	119,248	(2,073)
Utilities	8,682	(167)	-	-	8,682	(167)
Commercial mortgage-backed securities	26,300	(925)	433	(23)	26,733	(948)
Residential mortgage-backed securities
Agency backed	57,566	(493)	-	-	57,566	(493)
Non-agency backed	890	(17)	3,823	(211)	4,713	(228)
Asset-backed securities	27,876	(880)	569	(183)	28,445	(1,063)

Total fixed-maturity securities	407,328	(5,992)	5,056	(435)	412,384	(6,427)
Preferred stocks	12,257	(117)	2,509	(35)	14,766	(152)
Common stocks	48,860	(2,149)	-	-	48,860	(2,149)

Total, June 30, 2011	$468,445	$(8,258)	$7,565	$(470)	$476,010	$(8,728)

Tower	$404,015	$(7,437)	$7,336	$(449)	$411,351	$(7,886)
Reciprocal Exchanges	64,430	(821)	229	(21)	64,659	(842)

Total, June 30, 2011	$468,445	$(8,258)	$7,565	$(470)	$476,010	$(8,728)

December 31, 2010
U.S. Treasury securities	$2,641	$(64)	$-	$-	$2,641	$(64)
U.S. Agency securities	4,643	(34)	-	-	4,643	(34)
Municipal bonds	146,947	(4,635)	215	(35)	147,162	(4,670)
Corporate and other bonds
Finance	45,542	(618)	-	-	45,542	(618)
Industrial	172,305	(3,526)	241	(9)	172,546	(3,535)
Utilities	24,567	(622)	243	(1)	24,810	(623)
Commercial mortgage-backed securities	35,362	(892)	2,315	(658)	37,677	(1,550)
Residential mortgage-backed securities
Agency backed	210,770	(2,750)	-	-	210,770	(2,750)
Non-agency backed	2,416	(209)	8,112	(462)	10,528	(671)
Asset-backed securities	9,958	(135)	-	-	9,958	(135)

Total fixed-maturity securities	655,151	(13,485)	11,126	(1,165)	666,277	(14,650)
Preferred stocks	9,507	(72)	5,356	(196)	14,863	(268)
Common stocks	38,516	(3,120)	-	-	38,516	(3,120)

Total, December 31, 2010	$703,174	$(16,677)	$16,482	$(1,361)	$719,656	$(18,038)

Tower	$530,401	$(14,533)	$16,482	$(1,361)	$546,883	$(15,894)
Reciprocal Exchanges	172,773	(2,144)	-	-	172,773	(2,144)

Total, December 31, 2010	$703,174	$(16,677)	$16,482	$(1,361)	$719,656	$(18,038)

At June 30, 2011, the unrealized losses for fixed-maturity securities were primarily in our corporate bond, mortgage-backed and asset-backed portfolios.

The following table shows the fair value, unrealized loss amount and percentage below amortized cost and the ratio of fair value by security rating as of June 30, 2011:

	Fair Value	Unrealized Loss
		Amount	Percent of Amortized Cost	Fair Value by Security Rating
($ in thousands)				AAA	AA	A	BBB	BB or Lower

U.S. Treasury securities	$65,752	$(17)	0%	100%	0%	0%	0%	0%
U.S. Agency securities	11,345	(43)	0%	100%	0%	0%	0%	0%
Municipal bonds	41,647	(650)	-2%	26%	40%	34%	0%	0%
Corporate and other bonds	176,183	(2,983)	-2%	1%	20%	22%	13%	44%
Commercial mortgage-backed securities	26,733	(949)	-3%	62%	1%	17%	0%	20%
Residential mortgage-backed securities	62,279	(721)	-1%	59%	0%	0%	0%	41%
Asset-backed securities	28,445	(1,063)	-4%	27%	51%	7%	1%	14%
Equity securities	63,626	(2,302)	-4%	NR

Total	$476,010	$(8,728)

NR indicates that equity securities are not rated

See Note 5—“Investments” in our unaudited financial statements for further information about impairment testing and other-than-temporary impairments.

Liquidity and Capital Resources

Tower is organized as a holding company (the “Holding Company”) with multiple intermediate holding companies, 13 Insurance Subsidiaries and several management companies. The Holding Company’s principal liquidity needs include interest on debt, stockholder dividends and, as and when determined by management, share repurchases under its share repurchase program. The Holding Company’s principal sources of liquidity include dividends and other permitted payments from our subsidiaries, as well as financing through borrowings and sales of securities. Cash flows from the management companies are not subject to restrictions.

As of June 30, 2011, the amount of distributions that our Insurance Subsidiaries could pay to Tower without approval of their domiciliary Insurance Departments was $41.6 million. In addition, we can return capital of $57.0 million from CastlePoint Re without permission from the Bermuda Monetary Authority. No dividends or return of capital were paid from the Insurance Subsidiaries or CastlePoint Re to the Holding Company during the six month period ended June 30, 2011. The management companies paid dividends of $13.7 million to the Holding Company during the six months ended June 30, 2011.

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

Capital

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At June 30, 2011 and December 31, 2010, our capital resources were as follows:

($ in thousands)	June 30, 2011	December 31, 2010

Subordinated debentures	$235,058	$235,058
Convertible Senior Notes ($150 million par value)	140,502	139,208
Tower Group, Inc. stockholders’ equity	1,072,567	1,045,001

Total capitalization	$1,448,127	$1,419,267

Ratio of debt to total capitalization	25.9%	26.4%

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

In May 2010, the Company entered into a $125.0 million credit facility agreement. The credit facility is a revolving credit facility with a letter of credit sublimit of $25.0 million. The credit facility is being used for general corporate purposes. The Company may request that the facility be increased by an amount not to exceed $50.0 million, and the facility expires May 2013. The Company had no balance outstanding under the credit facility as of June 30, 2011.

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

The Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. For the three and six months ended June 30, 2011, 0.1 million and 0.8 million shares, respectively, of common stock were purchased under these programs at an aggregate consideration of $2.4 million and $20.0 million, respectively. As of June 30, 2011, the original $100 million share repurchase program had been fully utilized and, $92.0 million remained available for future share repurchases under the new program.

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

Cash Flows

The primary sources of consolidated cash flows are from the Insurance Subsidiaries’ gross premiums collected, ceding commissions from quota share reinsurers, loss payments by reinsurers, investment income and proceeds from the sale or maturity of investments. Funds are primarily used by the Insurance Subsidiaries for loss payments and loss adjustment expenses. The Insurance Subsidiaries also use funds for ceded premium payments to reinsurers, which are paid on a net basis after subtracting losses paid on reinsured claims and reinsurance commissions on our net business, commissions to producers, salaries and other underwriting expenses as well as to purchase investments, fixed assets and to pay dividends to the Holding Company. The management companies’ primary sources of cash are management fees for the attorneys-in-fact from the Reciprocal Exchanges. Cash flow needs at the holding company level are primarily for dividends to our stockholders and interest payments on our outstanding debt.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Six Months Ended June 30,
($ in thousands)	2011	2010

Cash provided by (used in):
Operating activities	$37,867	$59,221
Investing activities	(46,043)	122,630
Financing activities	(34,289)	1,718

Net increase (decrease) in cash and cash equivalents	(42,465)	183,569
Cash and cash equivalents, beginning of year	102,877	164,882

Cash and cash equivalents, end of period	$60,412	$348,451

Comparison of Six Months Ended June 30, 2011 and 2010

For the six months ended June 30, 2011, net cash provided by operating activities was $37.9 million as compared to $59.2 million provided by net operating activities for the same period in 2010. The decrease in cash flow for the six months ended June 30, 2011 primarily resulted from a $34 million cash transfer to provide collateral support for business written on our behalf, claims payments on winter storms beginning on December 26, 2010 and tornado losses in the second quarter of 2011. These were partially offset by the receipt of a $22.0 million Federal income tax refund in 2011.

Net cash flows used in investing activities were $46.0 million for the six months ended June 30, 2011, compared to $122.6 million provided by investing activities the six months ended June 30, 2010. The cash flows in both years primarily related to purchases and sales of fixed-maturity securities and equity securities.

The net cash flows used in financing activities for the six months ended June 30, 2011, are primarily the result of the repurchase of common stock for $20.0 million and dividends paid of $12.9 million. In the six months ended June 30, 2010, $56.0 million was provided by borrowings under our credit facility offset by $47.2 million of share repurchases.

Insurance Subsidiaries

The Insurance Subsidiaries maintain sufficient liquidity to pay claims, operating expenses and meet other obligations. The Company held $60.4 million and $102.9 million of cash and cash equivalents at June 30, 2011 and December 31, 2010, respectively. We monitor the expected claims payment needs and maintain a sufficient portion of our invested assets in cash and cash equivalents to enable us to fund the claims payments without having to sell longer-duration investments. As necessary, we adjust the holdings of short-term investments and cash and cash equivalents to provide sufficient liquidity to respond to changes in the anticipated pattern of claims payments.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities, although conditions affecting particular asset classes (such as conditions in the commercial and housing markets that affect commercial and residential mortgage-backed securities) can also be significant sources of market risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed-maturity securities as of June 30, 2011 was $2.4 billion.

For fixed-maturity securities, short-term liquidity needs and potential liquidity needs for our business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates as discussed more fully below under sensitivity analysis.

As of June 30, 2011, we had a total of $80.4 million of outstanding floating rate subordinated debentures underlying our trust preferred securities issued by our wholly owned statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. An additional $154.7 million of subordinated debentures will convert from fixed rate to floating rate in 2011 and 2012. In order to reduce the interest rate risk on the subordinated debentures, the Company entered into interest rate swap contracts with Keybank National Association that are designed to convert $190 million of these outstanding borrowings from their respective floating rates to fixed rates ranging from 5.1% to 5.9%. These swaps mature in 2015.

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

For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of June 30, 2011.

The following table summarizes the estimated change in fair value on our fixed-maturity portfolio including preferred stocks and short-term investments based on specific changes in interest rates as of June 30, 2011:

Change in interest rate	Estimated Increase (Decrease) in Fair Value (in thousands)	Estimated Percentage Increase (Decrease) in Fair Value

300 basis point rise	$ (352,500)	-14.2%
200 basis point rise	(247,100)	-10.0%
100 basis point rise	(127,000)	-5.1%
As of June 30, 2011	-	0.0%
100 basis point decline	124,000	5.0%

The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $127.0 million or (5.1%) based on a 100 basis point increase in interest rates as of June 30, 2011. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed-maturity investments.

Interest expense would also be affected by a hypothetical change in interest rates. As of June 30, 2011 we had $80.4 million of floating rate debt obligations, of which $40.0 million are hedged through our interest rate swaps. A 100 basis point increase in interest rates would increase annual interest expense by $0.4 million, pre-tax, a 200 basis point increase would increase interest expense by $0.8 million, pre-tax, and a 300 basis point increase would increase interest expense by $1.2 million on the $40.4 million in non-hedged floating rate debt obligations.

With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be an adjustment to amortization for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage-backed securities holdings had been purchased at significant discounts or premiums to par value. As of June 30, 2011, the par value of our residential mortgage-

backed securities holdings was $482.1 million and the amortized cost of our residential mortgage-backed securities holdings was $480.3 million. This equates to an average price of 99.6% of par. Historically, few of our mortgage-backed securities were purchased at more than three points (below 97% and above 103%) from par, thus an adjustment in accordance with this GAAP guidance would not have a significant effect on investment income.

Furthermore, significant hypothetical changes in interest rates in either direction can affect principal redemptions, and therefore investment income, because of the residential mortgage securities in the portfolio. The residential mortgage-backed securities portion of the fixed-maturity securities portfolio totaled 20.2% as of June 30, 2011. Of this total, 27.3% was in agency pass through securities, which have the highest amount of prepayment risk from declining rates. The remainder of our mortgage-backed securities portfolio is invested in agency planned amortization class collateralized mortgage obligations, non-agency residential non-accelerating securities, and commercial mortgage-backed securities.

The collateralized mortgage obligation securities maintain their average life over a wide range of prepayment assumptions, while the non-agency residential non-accelerating securities have five years of principal lock-out protection and the commercial mortgage-backed securities have very onerous prepayment and yield maintenance provisions that greatly reduce the exposure of these securities to prepayments.

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

Our interest rate swap contracts contain credit support annex provisions which require Keybank National Association to post collateral if the swap fair values exceed an asset position of $5 million. As of June 30, 2011, the swaps had a fair value liability position of $0.6 million. The Company had collateral on deposit with the counterparty amounting to $0.8 million as of June 30, 2011.

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

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), concluded that the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2011.

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

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (“TICNY”), a wholly-owned subsidiary of Tower Group, Inc., in the United States District Court for the District of New Jersey seeking, among other things, to recover $6.1 million under various retrocessional contracts pursuant to which TICNY reinsures Munich. On June 22, 2009, TICNY filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover $2.8 million under various reinsurance contracts pursuant to which Munich reinsures TICNY. (A separate action commenced by Munich against TICNY on June 17, 2009 in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled access to TICNY’s books and records pertaining to various quota share agreements, to which TICNY filed its answer on July 7, 2009, was subsequently dismissed pursuant to the stipulation of the parties on March 17, 2010.) The parties have now completed discovery. On July 15, 2011, TICNY paid $3.3 million to Munich to resolve a portion of the dispute. The Company is unable to assess the likelihood of any particular outcome on the remaining claims.

On May 12, 2010, Mirabilis Ventures, Inc. (“Mirabilis”) commenced an action against Specialty Underwriters’ Alliance Insurance Co. (“SUA”, now known as CastlePoint National Insurance Company (“CNIC”), a subsidiary of Tower Group, Inc.) and Universal Reinsurance Co., Ltd., an unrelated entity, in the United States District Court for the Middle District of Florida. The Complaint is based upon a Workers’ Compensation/Employer’s Liability policy issued by SUA to AEM, Inc. (“AEM”), to whose legal rights Mirabilis is alleged to have succeeded as a result of the Chapter 11 bankruptcy of AEM. The Complaint, which includes claims against SUA for breach of contract and breach of the duty of good faith, alleges that SUA failed to properly audit AEM’s operations to determine AEM’s Workers’ Compensation exposure for two policy years, in order to compute the premium owed by AEM, such that SUA owes Mirabilis the principal sum of $3.4 million for one policy year and $0.6 million for the other policy year, plus interest and costs. On July 30, 2010, CNIC answered the complaint and asserted nine separate counterclaims, to which Mirabilis responded on September 3, 2010. Since that time, Mirabilis has filed an amended complaint that failed to add any new claims against CNIC, and CNIC has filed amended counterclaims and affirmative defenses against Mirabilis. While the parties are engaging in some limited discovery and CNIC intends to seek resolution via summary judgment, the Company is unable to assess the likelihood of any particular outcome.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011, the Company purchased 10,897 shares of its common stock from employees in connection with the vesting of restricted stock issued pursuant to its 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.

The Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. In the six months ended June 30, 2011, 838,486 shares of common stock were purchased under these programs.

The following table summarizes the Company’s stock repurchases for the three months ended June 30, 2011, and represents employees’ withholding tax obligations on the vesting of restricted stock and the share repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publically Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under Plan or Program

April 1 - 30, 2011	1,544	$23.72	-	$94,394,216
May 1 - 31, 2011	-	-	-	94,394,216
June 1 - 30, 2011	114,672	22.99	105,319	91,975,731

Total	116,216	$23.00	105,319

(1) Includes 10,897 shares that were withheld to satisfy tax withholding amounts due from employees upon the receipt of previously restricted shares.

(2) Including commissions.

Item 6. Exhibits

31.1	Chief Executive Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

32	Chief Executive Officer and Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

EX-101	INSTANCE DOCUMENT

EX-101	SCHEMA DOCUMENT

EX-101	CALCULATION LINKBASE DOCUMENT

EX-101	LABELS LINKBASE DOCUMENT

EX-101	PRESENTATION LINKBASE DOCUMENT

EX-101	DEFINITION LINKBASE DOCUMENT

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tower Group, Inc.
Registrant

Date: August 9, 2011	/s/ Michael H. Lee
Michael H. Lee Chairman of the Board, President and Chief Executive Officer

Date: August 9, 2011	/s/ William E. Hitselberger
William E. Hitselberger Executive Vice President and Chief Financial Officer