Form 10-Q
period 2011-09-30
Tower Group, Inc.
filed 2011-11-08
CIK 1289592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,877,466 shares of common stock, par value $0.01 per share, as of November 2, 2011.

Tower Group, Inc.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2011

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Group, Inc.

Consolidated Balance Sheets

(Unaudited)

($ in thousands, except par value and share amounts)	September 30, 2011	December 31, 2010

Assets
Investments - Tower
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $2,065,935 and $1,968,670)	$2,154,731	$2,041,557
Equity securities (cost of $96,997 and $91,218)	90,423	90,317
Short-term investments (cost of $3,000 and $1,560)	3,000	1,560
Other invested assets	16,069	-
Investments - Reciprocal Exchanges
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $307,449 and $338,494)	315,187	341,054
Equity securities (cost of $1,965 and $0)	1,897	-

Total investments	2,581,307	2,474,488
Cash and cash equivalents (includes $2,350 and $2,796 relating to Reciprocal Exchanges)	96,846	102,877
Investment income receivable (includes $2,845 and $3,021 relating to Reciprocal Exchanges)	25,880	23,562
Premiums receivable (includes $40,577 and $53,953 relating to Reciprocal Exchanges)	414,889	387,584
Reinsurance recoverable on paid losses (includes $1,504 and $2,167 relating to Reciprocal Exchanges)	19,148	18,214
Reinsurance recoverable on unpaid losses (includes $17,747 and $15,092 relating to Reciprocal Exchanges)	345,003	282,682
Prepaid reinsurance premiums (includes $17,999 and $17,919 relating to Reciprocal Exchanges)	54,345	77,627
Deferred acquisition costs, net (includes $13,518 and $18,206 relating to Reciprocal Exchanges)	178,036	164,123
Deferred income taxes (includes $0 and $788 relating to Reciprocal Exchanges)	-	2,245
Intangible assets (includes $5,005 and $5,504 relating to Reciprocal Exchanges)	117,145	123,820
Goodwill	250,103	250,103
Other assets (includes $8,029 and $5,808 relating to Reciprocal Exchanges)	264,692	230,405

Total assets	$4,347,394	$4,137,730

Liabilities
Loss and loss adjustment expenses (includes $147,128 and $175,023 relating to Reciprocal Exchanges)	$1,697,997	$1,610,421
Unearned premium (includes $106,054 and $123,949 relating to Reciprocal Exchanges)	919,690	872,026
Reinsurance balances payable (includes $0 and $3,402 relating to Reciprocal Exchanges)	22,678	35,037
Funds held under reinsurance agreements	101,562	93,153
Other liabilities (includes $12,868 and $9,384 relating to Reciprocal Exchanges)	153,033	84,989
Deferred income taxes (includes $4,819 and $0 relating to Reciprocal Exchanges)	4,783	-
Debt	396,226	374,266

Total liabilities	3,295,969	3,069,892
Contingencies (Note 13)	-	-
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 46,401,951 and 45,742,342 shares issued, and 39,877,604 and 41,485,678 shares outstanding)	464	457
Treasury stock (6,524,347 and 4,256,664 shares)	(143,821)	(91,779)
Paid-in-capital	770,784	763,064
Accumulated other comprehensive income	48,974	48,883
Retained earnings	337,290	324,376

Tower Group, Inc. stockholders’ equity	1,013,691	1,045,001

Noncontrolling interests	37,734	22,837

Total stockholders’ equity	1,051,425	1,067,838

Total liabilities and stockholders’ equity	$4,347,394	$4,137,730

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010

Revenues
Net premiums earned	$413,447	$378,779	$1,186,772	$919,792
Ceding commission revenue	6,967	10,916	25,803	29,557
Insurance services revenue	413	1,116	942	1,922
Policy billing fees	2,830	1,896	7,667	3,677
Net investment income	31,411	29,294	95,587	76,400
Net realized investment gains (losses)
Other-than-temporary impairments	(2,955)	(4,953)	(3,333)	(13,935)
Portion of loss recognized in other comprehensive income	156	4,400	180	10,120
Other net realized investment gains (losses)	3,026	2,270	8,426	11,438

Total net realized investment gains (losses)	227	1,717	5,273	7,623

Total revenues	455,295	423,718	1,322,044	1,038,971
Expenses
Loss and loss adjustment expenses	310,037	231,463	791,059	560,668
Direct and ceding commission expense	80,254	81,173	233,067	197,837
Other operating expenses	73,883	63,476	209,971	164,225
Acquisition-related transaction costs	425	148	437	1,398
Interest expense	8,633	6,192	24,990	16,287

Total expenses	473,232	382,452	1,259,524	940,415
Other income (expense)
Other expense	-	-	-	(466)

Income (loss) before income taxes	(17,937)	41,266	62,520	98,090
Income tax (benefit) expense	(5,981)	14,108	19,654	32,238

Net income (loss)	$(11,956)	$27,158	$42,866	$65,852
Less: Net income (loss) attributable to Noncontrolling Interests	4,483	(1,405)	9,499	(1,405)

Net income (loss) attributable to Tower Group, Inc.	$(16,439)	$28,563	$33,367	$67,257

Net income (loss)	$(11,956)	$27,158	$42,866	$65,852
Gross unrealized investment holding gains (losses) arising during periods	(3,789)	55,667	20,617	98,941
Gross unrealized gains (losses) on interest rate swaps	(6,474)	-	(10,119)	-
Less: Reclassification adjustment for (gains) losses included in net income	(227)	(1,717)	(5,273)	(7,623)
Income tax benefit (expense) related to items of other comprehensive income	3,722	(18,882)	(1,737)	(31,961)

Comprehensive income (loss)	$(18,724)	$62,226	$46,354	$125,209
Less: Comprehensive income attributable to Noncontrolling Interests	4,486	4,946	12,896	4,946

Comprehensive income (loss) attributable to Tower Group, Inc.	(23,210)	57,280	33,458	120,263

Earnings (loss) per share attributable to Tower stockholders:
Basic	$(0.40)	$0.67	$0.82	$1.52
Diluted	$(0.40)	$0.66	$0.81	$1.52

Weighted average common shares outstanding:
Basic	40,814	42,924	41,207	44,106
Diluted	40,814	43,098	41,312	44,294

Dividends declared and paid per common share	$0.19	$0.13	$0.50	$0.27

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
					Other			Total
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Noncontrolling	Stockholders’
(in thousands)	Shares	Amount	Stock	Capital	Income	Earnings	Interests	Equity

Balance at December 31, 2009, as previously reported	45,092	$451	$(1,995)	$751,878	$34,554	$265,613	$-	$1,050,501
Cumulative effect of adjustment resulting from adoption of new accounting guidance	-	-	-	-	-	(28,576)	-	(28,576)

Adjusted balance at December 31, 2009	45,092	451	(1,995)	751,878	34,554	237,037	-	1,021,925
Dividends declared	-	-	-	-	-	(11,421)	-	(11,421)
Stock based compensation	500	5	(1,441)	6,810	-	-	-	5,374
Repurchase of common stock	-	-	(83,867)	-	-	-	-	(83,867)
Reciprocal Exchanges equity on July 1, 2010, date of consolidation	-	-	-	-	-	-	25,851	25,851
Equity component of convertible senior notes issuance, net of tax and issue costs	-	-	-	7,055	-	-	-	7,055
Convertible senior notes hedge transaction, net of tax	-	-	-	(9,945)	-	-	-	(9,945)
Warrants issued related to convertible senior notes	-	-	-	3,800	-	-	-	3,800
Net income	-	-	-	-	-	67,257	(1,405)	65,852
Net unrealized appreciation on securities available for sale, net of income tax	-	-	-	-	53,006	-	6,351	59,357

Balance at September 30, 2010	45,592	$456	$(87,303)	$759,598	$87,560	$292,873	$30,797	$1,083,981

Balance at December 31, 2010	45,742	$457	$(91,779)	$763,064	$48,883	$324,376	$22,837	$1,067,838
Dividends declared	-	-	-	-	-	(20,453)	-	(20,453)
Stock based compensation	660	7	(1,641)	8,502	-	-	-	6,868
Deferred taxes on stock option activity	-	-	-	(782)	-	-	-	(782)
Repurchase of common stock	-	-	(50,401)	-	-	-	-	(50,401)
Unrealized gain (loss) on interest rate swap, net of tax	-	-	-	-	(6,561)	-	-	(6,561)
Net income	-	-	-	-	-	33,367	9,499	42,866
Net unrealized appreciation (depreciation) on securities available for sale, net of income tax	-	-	-	-	6,652	-	3,397	10,049
Noncontrolling interest in acquired consolidated partnership	-	-	-	-	-	-	2,001	2,001

Balance at September 30, 2011	46,402	$464	$(143,821)	$770,784	$48,974	$337,290	$37,734	$1,051,425

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2011	2010

Cash flows provided by (used in) operating activities:
Net income	$42,866	$65,852
Adjustments to reconcile net income to net cash provided by (used in) operations:
Net realized investment gains	(5,273)	(7,623)
Depreciation and amortization	24,305	16,472
Amortization of bond premium or discount	6,255	(4,974)
Amortization of restricted stock	7,349	6,394
Deferred income taxes	(4,830)	14,654
Excess tax benefits from share-based payment arrangements	(166)	563
(Increase) decrease in assets:
Investment income receivable	(2,318)	(5,992)
Premiums receivable	(27,305)	33,993
Reinsurance recoverable	(63,255)	(56,781)
Prepaid reinsurance premiums	23,282	32,141
Deferred acquisition costs, net	(13,913)	2,769
Other assets	(16,197)	(31,376)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	87,576	98,103
Unearned premium	47,664	(22,174)
Reinsurance balances payable	(12,359)	(37,874)
Funds held under reinsurance agreements	8,409	64,621
Other liabilities	8,550	(37,187)

Net cash flows provided by operations	110,640	131,581

Cash flows provided by (used in) investing activities:
Acquisition of OBPL, net of cash acquired	-	(151,884)
Purchase - fixed assets	(35,257)	(28,803)
Purchase - fixed-maturity securities	(1,491,030)	(2,124,199)
Purchase - equity securities	(552,737)	(29,968)
Short-term investments, net	(1,440)	536,478
Sale or maturity - fixed-maturity securities	1,478,950	1,513,946
Purchase of other invested assets	(14,068)	-
Sale - equity securities	524,147	69,141

Net cash flows provided by (used in) investing activities	(91,435)	(215,289)

Cash flows provided by (used in) financing activities:
Proceeds from credit facility borrowings	37,000	56,000
Repayment of credit facility borrowings	(17,000)	(56,000)
Proceeds from capital lease	26,712	-
Proceeds from convertible senior notes	-	145,634
Payments for convertible senior notes hedge	-	(15,300)
Proceeds from issuance of warrants	-	3,800
Exercise of stock options	381	420
Excess tax benefits from share-based payment arrangements	166	(563)
Treasury stock acquired-net employee share-based compensation	(1,641)	(1,441)
Repurchase of Common Stock	(50,401)	(83,867)
Dividends paid	(20,453)	(11,421)

Net cash flows provided by (used in) financing activities	(25,236)	37,262

Increase (decrease) in cash and cash equivalents	(6,031)	(46,446)
Cash and cash equivalents, beginning of period	102,877	164,882

Cash and cash equivalents, end of period	$96,846	$118,436

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

Moreover, the results of operations for the nine months ended September 30, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011.

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

The effect of adoption of this new guidance on the consolidated balance sheet as of December 31, 2010 and on stockholders’ equity as of December 31, 2009 was as follows:
($ in thousands)	As Previously Reported	Effect of Change	As Currently Reported

December 31, 2010
Deferred acquisition costs, net	$242,824	$(78,701)	$164,123
Deferred income tax (liability) asset	(25,169)	27,414	2,245
Retained earnings	367,013	(42,637)	324,376
Tower Group, Inc. stockholders’ equity	1,087,638	(42,637)	1,045,001
Noncontrolling interests - Reciprocal Exchanges	31,487	(8,650)	22,837
Total stockholders’ equity	1,119,125	(51,287)	1,067,838

December 31, 2009
Retained earnings	265,613	(28,576)	237,037
Tower Group, Inc. stockholders’ equity	1,050,501	(28,576)	1,021,925
The effect of adoption of this new guidance on the consolidated income statement for the three months ended September 30, 2010 was as follows:
	Three Months Ended September 30, 2010
($ in thousands, except per share amounts)	As Previously Reported	Effect of Change	As Currently Reported

Other operating expenses	$52,199	$11,277	$63,476
Income tax expense	18,022	(3,914)	14,108
Net income attributable to Tower Group, Inc.	33,707	(5,144)	28,563
Earnings per share attributable to Tower Group, Inc.
Basic	$0.79	$(0.12)	$0.67
Diluted	$0.78	$(0.12)	$0.66

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The effect of adoption of this new guidance on the consolidated income statement for nine months ended September 30, 2010 was as follows:

	Nine Months Ended September 30, 2010
($ in thousands, except per share amounts)	As Previously Reported	Effect of Change	As Currently Reported

Other operating expenses	$142,126	$22,099	$164,225
Income tax expense	39,939	(7,701)	32,238
Net income attributable to Tower Group, Inc.	79,436	(12,179)	67,257
Earnings per share attributable to Tower Group, Inc.
Basic	$1.81	$(0.29)	$1.52
Diluted	$1.79	$(0.27)	$1.52

Guidance issued by the FASB in July 2010 clarified whether a modification or restructuring of a loan or receivable is considered to be troubled debt restructuring. This guidance requires additional disclosure on the income statement impact of any such troubled debt restructurings. This guidance is effective for interim and annual periods beginning after June 15, 2011. The Company adopted this guidance with no impact on its financial statements as of September 30, 2011.

Accounting guidance not yet effective

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

In September 2011, the FASB issued amended guidance on testing goodwill for impairment. This guidance is intended to reduce the cost and complexity of the annual goodwill impairment test by allowing an entity to utilize more qualitative factors. This guidance will not affect the Company’s financial position, result of operations or cash flows.

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

Effective July 1, 2010, Tower entered into transition service agreements with OneBeacon whereby OneBeacon will provide certain information technology and operational support to Tower until such time that these processes are migrated to Tower. Expenses incurred under such transition service agreements were $17.9 million for the nine months ended September 30, 2011.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The Company determined that each of the Reciprocal Exchanges qualifies as a VIE and that the Company is the primary beneficiary as it has both the power to direct the activities of the Reciprocal Exchanges that most significantly impact their economic performance and the risk of economic loss through its ownership of the surplus notes. Accordingly, the Company consolidates these Reciprocal Exchanges and eliminates all intercompany balances and transactions with Tower.

For the three and nine months ended September 30, 2011, the Reciprocal Exchanges results of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2011	2010	2011	2010

Underwriting revenues	$48,626	$47,190	$147,909	$47,190
Investment income	3,267	2,665	9,663	2,665
Net realized investment gains	1,362	425	1,028	425

Total revenues	53,255	50,280	158,600	50,280

Losses and underwriting expenses	45,493	50,676	139,909	50,676
Interest expense	1,671	1,679	5,000	1,679

Total expenses	47,164	52,355	144,909	52,355

Income tax expense (benefit)	1,608	(670)	4,192	(670)

Net income (loss)	$4,483	$(1,405)	$9,499	$(1,405)

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 5—Investments

The cost or amortized cost and fair value of the Company’s investments in fixed-maturity and equity securities, gross unrealized gains and losses, and other-than-temporary impairment (“OTTI”) losses as of September 30, 2011 and December 31, 2010 are summarized as follows:

($ in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Unrealized OTTI Losses (1)

September 30, 2011
U.S. Treasury securities	$253,808	$2,137	$(29)	$255,916	$-
U.S. Agency securities	71,198	2,345	-	73,543	-
Municipal bonds	591,395	38,961	(177)	630,179	-
Corporate and other bonds
Finance	305,570	7,633	(6,384)	306,819	-
Industrial	405,302	19,107	(5,994)	418,415	-
Utilities	30,712	2,931	(344)	33,299	-
Commercial mortgage-backed securities	226,707	18,194	(3,083)	241,818	(655)
Residential mortgage-backed securities
Agency backed securities	337,444	15,204	-	352,648	-
Non-agency backed securities	86,204	6,191	(333)	92,062	(257)
Asset-backed securities	65,044	1,074	(899)	65,219	(459)

Total fixed-maturity securities	2,373,384	113,777	(17,243)	2,469,918	(1,371)
Preferred stocks, principally financial sector	32,537	284	(1,507)	31,314	-
Common stocks	66,425	85	(5,504)	61,006	-
Short-term investments	3,000	-	-	3,000	-

Total, September 30, 2011	$2,475,346	$114,146	$(24,254)	$2,565,238	$(1,371)

Tower	$2,165,932	$104,473	$(22,251)	$2,248,154	$(1,371)
Reciprocal Exchanges	309,414	9,673	(2,003)	317,084	-

Total, September 30, 2011	$2,475,346	$114,146	$(24,254)	$2,565,238	$(1,371)

December 31, 2010
U.S. Treasury securities	$177,060	$1,258	$(64)	$178,254	$-
U.S. Agency securities	26,504	758	(34)	27,228	-
Municipal bonds	544,019	14,357	(4,670)	553,706	-
Corporate and other bonds
Finance	260,843	13,912	(618)	274,137	-
Industrial	535,187	19,151	(3,535)	550,803	-
Utilities	56,257	2,996	(623)	58,630	-
Commercial mortgage-backed securities	243,593	27,247	(1,550)	269,290	(1,065)
Residential mortgage-backed securities
Agency backed securities	364,622	4,155	(2,750)	366,027	-
Non-agency backed securities	88,986	6,263	(671)	94,578	(498)
Asset-backed securities	10,093	-	(135)	9,958	-

Total fixed-maturity securities	2,307,164	90,097	(14,650)	2,382,611	(1,563)
Preferred stocks, principally financial sector	36,489	2,034	(268)	38,255	-
Common stocks	54,729	453	(3,120)	52,062	-
Short-term investments	1,560	-	-	1,560	-

Total, December 31, 2010	$2,399,942	$92,584	$(18,038)	$2,474,488	$(1,563)

Tower	$2,061,448	$87,879	$(15,893)	$2,133,434	$(1,563)
Reciprocal Exchanges	338,494	4,705	(2,145)	341,054	-

Total, December 31, 2010	$2,399,942	$92,584	$(18,038)	$2,474,488	$(1,563)

(1) Represents the gross unrealized loss on other-than-temporarily impaired securities recognized in accumulated other comprehensive income (loss).

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company’s investments include other invested assets of $16.1 million. Other invested assets consist of investments in limited partnerships accounted for using the equity method of accounting and real estate. In accounting for the partnerships, management uses the financial information provided by the general partners, which is on a three-month lag. As of September 30, 2011, the Company had future funding commitments of $17.3 million to these limited partnerships.

Major categories of net investment income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2011	2010	2011	2010

Income
Fixed-maturity securities	$25,543	$23,200	$80,807	$69,661
Equity securities	6,527	1,232	17,504	3,769
Cash and cash equivalents	336	6,280	683	6,461
Other	139	132	387	406

Total	32,545	30,844	99,381	80,297
Expenses
Investment expenses	(1,134)	(1,550)	(3,794)	(3,897)

Net investment income	$31,411	$29,294	$95,587	$76,400

Tower	$28,144	$26,629	$85,924	$73,735
Reciprocal Exchanges	3,267	2,665	9,663	2,665

Net investment income	$31,411	$29,294	$95,587	$76,400

Proceeds from the sale and maturity of fixed-maturity securities were $1.5 billion and $1.5 billion for the nine months ended September 30, 2011 and 2010, respectively. Proceeds from the sale of equity securities were $524.1 million and $69.1 million for the nine months ended September 30, 2011 and 2010, respectively.

Gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2011	2010	2011	2010

Fixed-maturity securities
Gross realized gains	$15,541	$2,968	$35,198	$18,023
Gross realized losses	(1,259)	(698)	(8,592)	(4,813)

	14,282	2,270	26,606	13,210
Equity securities
Gross realized gains	1,134	-	5,704	270
Gross realized losses	(12,390)	-	(23,884)	(2,042)

	(11,256)	-	(18,180)	(1,772)

Net realized gains (losses) on investments	3,026	2,270	8,426	11,438

Other-than-temporary impairment losses:
Fixed-maturity securities	(135)	(553)	(489)	(3,815)
Equity securities	(2,664)	-	(2,664)	-

Total other-than-temporary credit impairment losses	(2,799)	(553)	(3,153)	(3,815)

Total net realized investment gains (losses)	$227	$1,717	$5,273	$7,623

Tower	$(1,135)	$1,292	$4,245	$7,198
Reciprocal Exchanges	1,362	425	1,028	425

Total net realized investment gains (losses)	$227	$1,717	$5,273	$7,623

Management may dispose of a particular security due to changes in facts and circumstances related to the invested asset that have arisen since the last analysis supporting management’s determination whether or not it intended to sell the security, and if not, whether it is more likely than not that the Company would be required to sell the security before recovery of its cost or amortized cost basis.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Impairment Review

Management regularly reviews the Company’s fixed-maturity and equity security portfolios in accordance with its impairment policy to evaluate the necessity of recording impairment losses for OTTI. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization.

Management, in conjunction with its outside portfolio managers, analyzes its non-agency residential mortgage-backed securities (“RMBS”) using default loss models based on the performance of the underlying loans. Performance metrics include delinquencies, defaults, foreclosures, anticipated cash flow prepayments and cumulative losses incurred. The expected losses for a mortgage pool are compared to the break-even loss, which represents the point at which the Company’s tranche begins to experience losses.

The commercial mortgage-backed securities (“CMBS”) holdings are evaluated using analytical techniques and various metrics including the level of subordination, debt-service-coverage ratios, loan-to-value ratios, delinquencies, defaults and foreclosures.

For the non-structured fixed-maturity securities (U.S. Treasury and Agency securities, municipal bonds, and certain corporate debt), unrealized losses are reviewed to determine whether full recovery of principal and interest will be received. The estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. The determination of recovery value incorporates an issuer valuation assumption utilizing one or a combination of valuation methods as deemed appropriate by management. The present value of the cash flows is determined by applying the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment) and an estimated recovery time frame. For securities for which the issuer is financially troubled but not in bankruptcy, that time frame is generally longer. Included in the present value calculation are expected principal and interest payments; however, for securities for which the issuer is classified as bankrupt or in default, the present value calculation assumes no interest payments and a single recovery amount. In situations for which a present value of cash flows cannot be estimated, a write-down to fair value is recorded.

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

The evaluation of equity securities includes management’s intent and ability to hold the security to recovery. Management will record OTTI in those situations where it does not intend to hold the security or if the security is not expected to recover in value.

The following table shows the amount of fixed-maturity and equity securities that were OTTI for the three and nine months ended September 30, 2011 and 2010. This resulted in recording impairment write-downs included in net realized investment gains (losses), and reduced the unrealized loss in other comprehensive net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2011	2010	2011	2010

Commercial mortgage-backed securities	$(56)	$(1,760)	$(219)	$(6,562)
Residential mortgage-backed securities	(29)	(2,123)	(100)	(5,594)
Asset-backed securities	(206)	(1,070)	(350)	(1,779)
Equities	(2,664)	-	(2,664)	-

	(2,955)	(4,953)	(3,333)	(13,935)
Portion of loss recognized in accumulated other comprehensive income (loss)	156	4,400	180	10,120

Impairment losses recognized in earnings	$(2,799)	$(553)	$(3,153)	$(3,815)

Tower	$(2,799)	$(553)	$(3,153)	$(3,815)
Reciprocal Exchanges	-	-	-	-

Impairment losses recognized in earnings	$(2,799)	$(553)	$(3,153)	$(3,815)

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table provides a rollforward of the cumulative amount of OTTI for Tower securities still held showing the amounts that have been included in earnings on a pretax basis for the three months ended September 30, 2011 and 2010 (the Reciprocal Exchanges had no OTTI):

	Three Months Ended September 30,
($ in thousands)	2011	2010

Balance, July 1,	$13,446	$31,937
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	-	315
OTTI has been previously recognized	135	238
Reductions due to:
Securities sold during the period (realized)	(1,005)	(11,784)

Balance, September 30,	$12,576	$20,706

The following table provides a rollforward of the cumulative amount of OTTI for Tower securities still held showing the amounts that have been included in earnings on a pretax basis for the nine months ended September 30, 2011and 2010 (the Reciprocal Exchanges had no OTTI):

	Nine Months Ended September 30,
($ in thousands)	2011	2010

Balance, January 1,	$18,075	$40,734
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	44	529
OTTI has been previously recognized	445	3,286
Reductions due to:
Securities sold during the period (realized)	(5,988)	(23,843)

Balance, September 30,	$12,576	$20,706

Unrealized Losses

There are 558 securities at September 30, 2011, including fixed maturities and equity securities, which account for the gross unrealized loss, none of which is deemed by management to be OTTI. Temporary losses on corporate and other bonds result from purchases made in a lower interest rate environment or lower yield spread environment. In addition, there have been some ratings downgrades on certain of these securities. After analyzing the credit quality, balance sheet strength and company outlook, management believes these securities will recover in value. The structured securities that had significant unrealized losses resulted primarily from declines in both residential and commercial real estate prices. To the extent projected cash flows on structured securities change adversely, they would be considered OTTI, and an impairment loss would be recognized in the current period. Management considered all relevant factors, including expected recoverability of cash flows, in assessing whether a loss was other-than-temporary. The Company does not intend to sell these fixed maturity securities, and it is not more likely than not that these securities will be sold before recovering their cost basis.

For all fixed-maturity securities in an unrealized loss position at September 30, 2011, the Company has received all contractual interest payments (and principal if applicable). Based on the continuing receipt of cash flow and the foregoing analyses, management expects continued timely payments of principal and interest and considers the losses to be temporary.

The unrealized loss position associated with the fixed-maturity portfolio was $17.2 million as of September 30, 2011, consisting primarily of corporate bonds and mortgage-backed securities of $16.1 million. The total fixed-maturity portfolio of gross unrealized losses included 521 securities which were, in aggregate, approximately 3.3% below amortized cost. Of the 521 fixed maturity investments identified, 15 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these investments at September 30, 2011 was $0.5 million. Management does not consider these investments to be other-than-temporarily impaired.

For common stocks, there were 29 securities in a loss position at September 30, 2011 totaling $5.5 million. Management evaluated the financial condition of the common stock issuers, the severity and duration of the impairment, and our ability and intent to hold to recovery and determined these securities are not OTTI. The evaluation consisted of a detailed review, including but not limited to some or all of the following factors for each security: the current S&P rating, analysts’ reports, past earnings

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

trends and analysts’ earnings expectations for the next 12 months, liquidity, near-term financing risk, and whether the company was currently paying dividends on its equity securities. Management does not consider these investments to be other-than-temporarily impaired.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information regarding invested assets that were in an unrealized loss position at September 30, 2011 and December 31, 2010 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses

September 30, 2011
U.S. Treasury securities	$95,140	$(29)	$-	$-	$95,140	$(29)
U.S. Agency securities	-	-	-	-	-	-
Municipal bonds	26,499	(177)	250	-	26,749	(177)
Corporate and other bonds
Finance	170,188	(6,384)	-	-	170,188	(6,384)
Industrial	118,909	(5,994)	-	-	118,909	(5,994)
Utilities	8,526	(344)	-	-	8,526	(344)
Commercial mortgage-backed securities	60,435	(3,070)	448	(13)	60,883	(3,083)
Residential mortgage-backed securities
Agency backed	15	-	17	-	32	-
Non-agency backed	3,836	(91)	3,694	(242)	7,530	(333)
Asset-backed securities	23,939	(668)	511	(231)	24,450	(899)

Total fixed-maturity securities	507,487	(16,757)	4,920	(486)	512,407	(17,243)
Preferred stocks	27,114	(942)	2,238	(565)	29,352	(1,507)
Common stocks	52,861	(5,504)	-	-	52,861	(5,504)

Total, September 30, 2011	$587,462	$(23,203)	$7,158	$(1,051)	$594,620	$(24,254)

Tower	$524,027	$(21,214)	$6,929	$(1,037)	$530,956	$(22,251)
Reciprocal Exchanges	63,435	(1,989)	229	(14)	63,664	(2,003)

Total, September 30, 2011	$587,462	$(23,203)	$7,158	$(1,051)	$594,620	$(24,254)

December 31, 2010
U.S. Treasury securities	$2,641	$(64)	$-	$-	$2,641	$(64)
U.S. Agency securities	4,643	(34)	-	-	4,643	(34)
Municipal bonds	146,947	(4,635)	215	(35)	147,162	(4,670)
Corporate and other bonds
Finance	45,542	(618)	-	-	45,542	(618)
Industrial	172,305	(3,526)	241	(9)	172,546	(3,535)
Utilities	24,567	(622)	243	(1)	24,810	(623)
Commercial mortgage-backed securities	35,362	(892)	2,315	(658)	37,677	(1,550)
Residential mortgage-backed securities
Agency backed	210,770	(2,750)	-	-	210,770	(2,750)
Non-agency backed	2,416	(209)	8,112	(462)	10,528	(671)
Asset-backed securities	9,958	(135)	-	-	9,958	(135)

Total fixed-maturity securities	655,151	(13,485)	11,126	(1,165)	666,277	(14,650)
Preferred stocks	9,507	(72)	5,356	(196)	14,863	(268)
Common stocks	38,516	(3,120)	-	-	38,516	(3,120)

Total, December 31, 2010	$703,174	$(16,677)	$16,482	$(1,361)	$719,656	$(18,038)

Tower	$530,401	$(14,533)	$16,482	$(1,361)	$546,883	$(15,894)
Reciprocal Exchanges	172,773	(2,144)	-	-	172,773	(2,144)

Total, December 31, 2010	$703,174	$(16,677)	$16,482	$(1,361)	$719,656	$(18,038)

Fixed-Maturity Investment—Time to Maturity

The following table shows the composition of the fixed-maturity portfolio by remaining time to maturity at September 30, 2011 and December 31, 2010. For securities that are redeemable at the option of the issuer and have a fair value that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a fair value that is less than par value, the maturity used for the table below is the final maturity date.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Tower		Reciprocal Exchanges		Total
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

September 30, 2011
Remaining Time to Maturity
Less than one year	$25,329	$25,574	$1,490	$1,530	$26,819	$27,104
One to five years	452,204	461,362	31,931	32,515	484,135	493,877
Five to ten years	654,340	674,901	81,208	82,195	735,548	757,096
More than 10 years	355,227	381,206	56,255	58,887	411,482	440,093
Mortgage and asset-backed securities	578,835	611,688	136,565	140,060	715,400	751,748

Total, September 30, 2011	$2,065,935	$2,154,731	$307,449	$315,187	$2,373,384	$2,469,918

December 31, 2010
Remaining Time to Maturity
Less than one year	$28,408	$28,665	$-	$-	$28,408	$28,665
One to five years	512,102	526,746	65,993	66,771	578,095	593,517
Five to ten years	501,324	521,138	110,463	111,166	611,787	632,304
More than 10 years	351,093	358,445	30,487	29,826	381,580	388,271
Mortgage and asset-backed securities	575,743	606,563	131,551	133,291	707,294	739,854

Total, December 31, 2010	$1,968,670	$2,041,557	$338,494	$341,054	$2,307,164	$2,382,611

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

Level 2 — Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs. Included are investments in U.S. Treasury and Agency securities and, together with municipal bonds, corporate debt securities, commercial mortgage and asset-backed securities, residential mortgage-backed securities. Additionally, interest-rate swap contracts utilize Level 2 inputs in deriving fair values.

Level 3 — Inputs to the valuation methodology are unobservable in the market for the asset or liability and are significant to the fair value measurement. Material assumptions and factors considered in pricing investment securities may include projected cash flows, collateral performance including delinquencies, defaults and recoveries, and any market clearing activity or liquidity circumstances in the security or similar securities that may have occurred since the prior pricing period. Generally included in this valuation methodology are investments in certain mortgage-backed and asset-backed securities.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

As at September 30, 2011 and December 31, 2010, the Company’s financial instruments reported at fair value are allocated among levels as follows:

($ in thousands)	Level 1	Level 2	Level 3	Total

September 30, 2011
Fixed-maturity securities
U.S. Treasury securities	$-	$255,916	$-	$255,916
U.S. Agency securities	-	73,543	-	73,543
Municipal bonds	-	630,179	-	630,179
Corporate and other bonds	-	758,533	-	758,533
Commercial mortgage-backed securities	-	241,818	-	241,818
Residential mortgage-backed securities	-	444,710	-	444,710
Asset-backed securities	-	65,219	-	65,219

Total fixed-maturities	-	2,469,918	-	2,469,918
Equity securities	92,320	-	-	92,320
Short-term investments	-	3,000	-	3,000

Total investments at fair value	92,320	2,472,918	-	2,565,238
Other liabilities
Interest rate swap contracts	-	(6,963)	-	(6,963)

Total, September 30, 2011	$92,320	$2,465,955	$-	$2,558,275

Tower	$90,423	$2,150,768	$-	$2,241,191
Reciprocal Exchanges	1,897	315,187	-	317,084

Total, September 30, 2011	$92,320	$2,465,955	$-	$2,558,275

December 31, 2010
Fixed-maturity securities
U.S. Treasury securities	$-	$178,254	$-	$178,254
U.S. Agency securities	-	27,228	-	27,228
Municipal bonds	-	553,706	-	553,706
Corporate and other bonds	-	883,570	-	883,570
Commercial mortgage-backed securities	-	269,290	-	269,290
Residential mortgage-backed securities	-	458,547	2,058	460,605
Asset-backed securities	-	9,958	-	9,958

Total fixed-maturities	-	2,380,553	2,058	2,382,611
Equity securities	90,003	314	-	90,317
Short-term investments	-	1,560	-	1,560

Total investments at fair value	90,003	2,382,427	2,058	2,474,488
Other assets
Interest rate swap contracts	-	3,223	-	3,223

Total, December 31, 2010	$90,003	$2,385,650	$2,058	$2,477,711

Tower	$90,003	$2,044,596	$2,058	$2,136,657
Reciprocal Exchanges	-	341,054	-	341,054

Total, December 31, 2010	$90,003	$2,385,650	$2,058	$2,477,711

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

Substantially all of the portfolio valuations at September 30, 2011 classified as Level 1 or Level 2 in the above table are priced by utilizing the services of independent pricing services that provide the Company with a fair value for each security. The remainder of the Level 2 portfolio valuations represents non-binding broker quotes. There were no adjustments made to the prices obtained from the independent pricing sources and dealers on securities classified as Level 1 or Level 2.

In 2011, there were no transfers of investments between Level 1 and Level 2. Approximately $1.0 million of securities were transferred from Level 3 to Level 2 when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available in 2011. As of September 30, 2011, there were no Level 3 classified securities in the investment portfolio.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Management has reviewed the pricing techniques and methodologies of the independent pricing services and believes that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. Management monitors security-specific valuation trends and discusses material changes or the absence of expected changes with the pricing sources to understand the underlying factors and inputs and to validate the reasonableness of pricing.

The following table summarizes changes in Level 3 assets measured at fair value for the three months ended September 30, 2010 for Tower. There were no Level 3 assets during the three months ended September 30, 2011.

($ in thousands)	Three Months Ended September 30, 2010

Beginning balance, July 1	$9,000
Total gains (losses)-realized / unrealized
Included in net income	119
Included in other comprehensive income (loss)	(2,930)
Net transfers into (out of) Level 3	(3,084)

Ending balance, September 30,	$3,105

The following table summarizes the changes in Level 3 assets measured at fair value for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
($ in thousands)	2011	2010

Beginning balance, January 1	$2,058	$13,595
Total gains (losses)-realized / unrealized
Included in net income	(1,067)	(11)
Included in other comprehensive income (loss)	-	(4,968)
Gross transfers out of Level 3	(991)	(5,511)

Ending balance, September 30,	$-	$3,105

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 7—Loss and Loss Adjustment Expense

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011			2010
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total

Balance at January 1,	$1,435,398	$175,023	$1,610,421	$1,131,989	$-	$1,131,989
Less reinsurance recoverables on unpaid losses	(267,590)	(15,092)	(282,682)	(199,687)	-	(199,687)

	1,167,808	159,931	1,327,739	932,302	-	932,302
Net reserves, at fair value, of acquired entities	-	-	-	193,484	158,652	352,136
Incurred related to:
Current year	697,825	104,641	802,466	530,592	34,649	565,241
Prior years unfavorable/(favorable) development	17,255	(28,662)	(11,407)	(4,573)	-	(4,573)

Total incurred	715,080	75,979	791,059	526,019	34,649	560,668
Paid related to:
Current year	413,278	63,583	476,861	187,950	20,300	208,250
Prior years	245,997	42,946	288,943	295,443	9,022	304,465

Total paid	659,275	106,529	765,804	483,393	29,322	512,715

Net balance at end of period	1,223,613	129,381	1,352,994	1,168,412	163,979	1,332,391
Add reinsurance recoverables on unpaid losses	327,256	17,747	345,003	282,510	17,460	299,970

Balance at September 30,	$1,550,869	$147,128	$1,697,997	$1,450,922	$181,439	$1,632,361

Incurred losses and loss adjustment expenses (“LAE”) for the nine months ended September 30, 2011 were $791.1 million. Tower’s unfavorable development of $17.3 million was comprised of favorable development in Personal Insurance of $19.5 million and unfavorable development in Commercial Insurance of $36.8 million. Commercial Insurance unfavorable development was mostly in other liability and workers’ compensation, offset in part by favorable development in commercial packages and other lines. The unfavorable development in Commercial Insurance included approximately $6.6 million for loss adjustment expenses required to settle prior year claims and $10.7 million that pertains to business that has been discontinued. The favorable development in Personal Insurance, excluding the Reciprocal Exchanges, was comprised of $14.6 million for private passenger automobile, $8.5 million for homeowners and $1.4 million for amortization of reserves risk premium, principally relating to reserves acquired in the OBPL transaction developing more favorably than anticipated at the time of the acquisition, offset by unfavorable development of $4.2 million in discontinued personal lines business. For the Reciprocal Exchanges, the favorable development was $28.7 million, comprised of favorable development of $20.5 million for private passenger automobile, $3.7 million for homeowners, $3.6 million for other liability and $0.9 million for amortization of reserves risk premium.

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

Incurred losses and LAE for the three and nine months ended September 30, 2011 included a reduction of $1.2 million and $3.8 million, respectively, pertaining to the amortization of the reserve risk premium on loss reserves recorded in connection with the Company’s acquisitions in prior years. Of these amounts, $0.3 million and $0.9 million, respectively, relate to the Reciprocal Exchanges. As of September 30, 2011 the unamortized reserves risk premium was $10.8 million, of which $8.0 million and $2.8 million, respectively, related to Tower and the Reciprocal Exchanges.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Note 8—Stockholders’ Equity

Shares of Common Stock Issued

For the three and nine months ended September 30, 2011, 3,500 and 34,612 new common shares, respectively, were issued as the result of employee stock option exercises and no shares and 621,000 new common shares, respectively, were issued as the result of restricted stock grants. For the three and nine months ended September 30, 2010, 95,100 and 114,807 new common shares, respectively, were issued as the result of employee stock option exercises and no shares and 355,539 new common shares, respectively, were issued as the result of restricted stock grants.

For the three and nine months ended September 30, 2011, no shares and 69,315 shares, respectively, of common stock were purchased from employees in connection with the vesting of restricted stock issued under the 2004 Long Term Equity Compensation Plan (the “Plan”). For the three and nine months ended September 30, 2010, 761 and 65,377 shares, respectively, of common stock were purchased from employees in connection with the vesting of restricted stock issued under the Plan. The shares were withheld at the direction of employees as permitted under the Plan in order to pay the expected amount of tax liability owed by the employees from the vesting of those shares. In addition, for the three and nine months ended September 30, 2011, 15,927 and 18,841 shares, respectively, of common stock were surrendered as a result of restricted stock forfeitures. For the three and nine months ended September 30, 2010, 1,615 and 11,852 shares, respectively, of common stock were surrendered as a result of restricted stock forfeitures.

Share Repurchase Program

The Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. For the three and nine months ended September 30, 2011, 1.3 million and 2.2 million shares, respectively, of common stock were purchased under these programs at an aggregate consideration of $30.4 million and $50.4 million, respectively. As of September 30, 2011, the original $100 million share repurchase program had been fully utilized and $61.6 million remained available for future share repurchases under the new program.

Dividends Declared

Dividends on common stock of $7.6 million and $5.3 million for the three months ended September 30, 2011 and 2010, respectively, were declared. Dividends on common stock of $20.5 million and $11.4 million for the nine months ended September 30, 2011 and 2010, respectively, were declared.

On November 3, 2011, the Board of Directors approved a quarterly dividend of $0.1875 per share payable on December 27, 2011 to stockholders of record as of December 16, 2011.

Note 9—Debt

The Company’s borrowings consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Credit facility	$20,000	$20,000	$-	$-
Convertible senior notes	141,168	158,552	139,208	168,420
Subordinated debentures	235,058	238,852	235,058	246,591

Total	$396,226	$417,404	$374,266	$415,011

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Total interest expense incurred for the three and nine months ended September 30, 2011 was $8.6 million and $25.0 million, respectively. Total interest expense incurred for the three and nine months ended September 30, 2010 was $6.2 million and $16.3 million, respectively.

Credit Facility

On May 14, 2010, the Company entered into a $125 million credit facility agreement. The credit facility is being used for general corporate purposes and expires on May 14, 2013.

The Company may request that the facility be increased by an amount not to exceed $50 million. The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements to maintain certain consolidated net worth, debt to capitalization ratios, minimum risk-based capital and minimum statutory surplus. The credit facility also provides for customary events of default, including failure to pay principal when due, failure to pay interest or fees within three days after becoming due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its material subsidiaries, the occurrence of certain material judgments, or a change in control of the Company, and upon an event of default the administrative agent (subject to the consent of the requisite percentage of the lenders) may immediately terminate the obligations to make loans and to issue letters of credit, declare the Company’s obligations under the credit facility to become immediately due and payable, and require the Company to deposit in a collateral account cash collateral with a value equal to the then outstanding amount of the aggregate face amount of any outstanding letters of credit. The Company was in compliance with all covenants under the credit facility at September 30, 2011.

Fees payable by the Company under the credit facility include a fee on the daily unused portion of each letter of credit, a letter of credit fronting fee with respect to each fronted letter of credit and a commitment fee.

The Company had $20.0 million outstanding as of September 30, 2011. There was no balance outstanding as of December 31, 2010.

Convertible Senior Notes

In September 2010, the Company issued $150.0 million principal amount of 5.0% convertible senior notes (“the Notes”), which mature on September 15, 2014. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2011. Holders may convert their Notes into cash or common shares, at the Company’s option, at any time on or after March 15, 2014 or earlier under certain circumstances determined by: (i) the market price of the Company’s stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate transactions. Upon conversion, the Company intends to settle its obligation either entirely or partially in cash. The conversion rate at September 30, 2011 is 36.5717 shares of common stock per $1,000 principal amount of the Notes (equivalent to a conversion price of $27.34 per share), subject to future adjustment upon the occurrence of certain events. Additionally, in the event of a fundamental change, the holders may require the Company to repurchase the Notes for a cash price equal to 100% of the principal plus any accrued and unpaid interest.

The proceeds from the issuance of the Notes were allocated to the liability component and the embedded conversion option, or equity component. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $11.5 million and $5.0 million of deferred origination costs relating to the liability component is being amortized into interest expense over the term of the Notes. After considering the contractual interest payments and amortization of the original issue discount, the Notes’ effective interest rate is 7.2%. Transaction costs of $0.4 million associated with the equity component were netted with the equity component in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $2.8 million and $8.4 million for the three and nine months ended September 30, 2011, respectively.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the amounts recorded for the Notes as of September 30, 2011 and December 31, 2010:

($ in thousands)	September 30, 2011	December 31, 2010

Liability component
Outstanding principal	$150,000	$150,000
Unamortized OID	(8,832)	(10,792)

Liability component	141,168	139,208

Equity component, net of tax	$7,469	$7,469

To the extent the market value per share of the Company’s common stock exceeds the conversion price, the Company will use the “treasury stock” method in calculating the dilutive effect on earnings per share.

Interest Rate Swaps

In October 2010, the Company entered into interest rate swap contracts (the “Swaps”) with $190 million notional value to manage interest costs and cash flows associated with the floating rate subordinated debentures. The Swaps have terms of five years. The majority of the Swaps is forward starting and becomes effective when the respective subordinated debentures change from fixed rates to floating rates and convert the subordinated debentures to rates ranging from 5.1% to 5.9%. As of September 30, 2011, the Swaps had a fair value of $7.0 million in a liability position and are reported in Other Liabilities. As of December 31, 2010 the Swaps had a fair value of $3.2 million in an asset position and are reported in Other Assets.

The Company has designated and accounts for the Swaps as cash flow hedges. The Swaps are considered to have no ineffectiveness, and, accordingly, changes in their fair values will be recorded in Accumulated Other Comprehensive Income (“AOCI”), net of taxes. For the three and nine months ended September 30, 2011, $0.1 million and $0.3 million, were reclassified from AOCI to interest expense for the effects of the hedges, respectively. As of September 30, 2011, the Company had collateral on deposit with the counterparty amounting to $7.2 million pursuant to its Credit Support Annex.

Note 10—Stock Based Compensation

Restricted Stock

The following table provides an analysis of restricted stock activity for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011		2010
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding, January 1	591,675	$23.10	474,023	$24.64
Granted	621,000	23.90	355,539	21.84
Vested	(229,221)	23.60	(200,368)	24.51
Forfeitures	(18,841)	23.61	(11,852)	23.33

Outstanding, September 30,	964,613	$23.49	617,342	$23.09

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Stock Options

The following table provides an analysis of stock option activity for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011		2010
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price

Outstanding, January 1	917,155	$19.62	1,387,019	$19.62
Exercised	(34,612)	10.74	(114,807)	3.83
Forfeitures and expirations	(27,013)	27.59	(38,140)	23.94

Outstanding, September 30,	855,530	$20.14	1,234,072	$20.96

Exercisable, September 30,	855,530	$20.14	1,178,858	$21.06

Stock Based Compensation Expense

The following table provides an analysis of stock based compensation expense for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
($ in thousands)	2011	2010

Restricted stock
Expense, net of tax	$4,678	$3,210
Value of shares vesting during the period	5,430	4,445
Value of unvested shares	22,051	14,415
Stock options
Expense, net of tax	105	293
Intrinsic value of outstanding options	3,001	5,588
Intrinsic value of vested outstanding options	3,001	5,330
Unrecognized compensation expense
Non-vested stock options	-	220
Unvested restricted stock	16,249	14,184
Weighted average years expense will be recognized	2.4	3.6

Note 11—Earnings (loss) per Share

In accordance with the two-class method, undistributed net earnings (loss) (net income (loss) less dividends declared during the period) are allocated to both common stock and unvested share-based payment awards (“unvested restricted stock”). Because the common shareholders and share-based payment award holders share in dividends on a 1:1 basis, the earnings (loss) per share on undistributed earnings is equivalent. Undistributed earnings are allocated to all outstanding share-based payment awards, including those for which the requisite service period is not expected to be rendered.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the computation of the earnings (loss) per share pursuant to the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010

Numerator
Net income (loss) attributable to Tower Group, Inc.	$(16,439)	$28,563	$33,367	$67,257

Denominator
Weighted average common shares outstanding	40,814	42,924	41,207	44,106
Effect of dilutive securities:
Stock options	-	161	102	175
Other	-	13	3	13

Weighted average common and potential dilutive shares outstanding	40,814	43,098	41,312	44,294

Earnings (loss) per share attributable to Tower stockholders - basic
Common stock:
Distributed earnings	$0.19	$0.13	$0.50	$0.27
Undistributed earnings	(0.59)	0.54	0.32	1.25

Earnings (loss) per share attributable to Tower stockholders - basic	$(0.40)	$0.67	$0.82	$1.52

Earnings (loss) per share attributable to Tower stockholders - diluted	$(0.40)	$0.66	$0.81	$1.52

The computation of diluted earnings (loss) per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For the three months ended September 30, 2011, no such potential common stock instruments were included in the computation because the Company reported net losses attributable to Tower Group, Inc. For the nine months ended September 30, 2011, 166,720 options and other common stock equivalents to purchase Tower shares were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price while for both the three and nine months ended September 30, 2010, 383,900 options and other common stock equivalents were excluded.

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

Segment performance is evaluated based on segment profit, which excludes investment income, realized gains and losses, interest expense, income taxes and incidental corporate expenses. Assets, other than intangibles and goodwill, are not allocated to segments because investments and assets other than intangibles and goodwill are considered in total by management for decision-making purposes.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Business segments results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2011	2010	2011	2010

Commercial Insurance Segment
Revenues
Premiums earned	$290,113	$237,584	$805,616	$701,159
Ceding commission revenue	1,455	9,239	10,183	27,809
Policy billing fees	1,195	721	3,073	2,011

Total revenues	292,763	247,544	818,872	730,979

Expenses
Loss and loss adjustment expenses	221,540	148,366	552,627	429,895
Underwriting expenses	97,000	92,709	270,861	275,790

Total expenses	318,540	241,075	823,488	705,685

Underwriting profit (loss)	$(25,777)	$6,469	$(4,616)	$25,294

Personal Insurance Segment
Revenues
Premiums earned	$123,334	$141,195	$381,156	$218,633
Ceding commission revenue	5,512	1,677	15,620	1,748
Policy billing fees	1,635	1,175	4,594	1,666

Total revenues	130,481	144,047	401,370	222,047

Expenses
Loss and loss adjustment expenses	88,497	83,097	238,432	130,773
Underwriting expenses	57,200	55,173	170,723	87,357

Total expenses	145,697	138,270	409,155	218,130

Underwriting profit (loss)	$(15,216)	$5,777	$(7,785)	$3,917

Tower	$(18,349)	$9,263	$(15,785)	$7,403
Reciprocal Exchanges	3,133	(3,486)	8,000	(3,486)

Total underwriting profit (loss)	$(15,216)	$5,777	$(7,785)	$3,917

Insurance Services Segment
Revenues
Management fee income	$7,644	$7,871	$22,043	$7,871
Other revenue	413	1,116	942	1,922

Total revenues	8,057	8,987	22,985	9,793

Expenses
Other expenses	4,986	3,846	15,004	4,637

Total expenses	4,986	3,846	15,004	4,637

Insurance services pretax income	$3,071	$5,141	$7,981	$5,156

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table reconciles revenue by segment to consolidated revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2011	2010	2011	2010

Commercial insurance segment	$292,763	$247,544	$818,872	$730,979
Personal insurance segment	130,481	144,047	401,370	222,047
Insurance services segment	8,057	8,987	22,985	9,793

Total segment revenues	431,301	400,578	1,243,227	962,819
Elimination of management fee income	(7,644)	(7,871)	(22,043)	(7,871)
Net investment income	31,411	29,294	95,587	76,400
Net realized gains on investments, including other-than-temporary impairments	227	1,717	5,273	7,623

Consolidated revenues	$455,295	$423,718	$1,322,044	$1,038,971

The following table reconciles the results of the Company’s individual segments to consolidated income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2011	2010	2011	2010

Commercial insurance segment underwriting profit (loss)	$(25,777)	$6,469	$(4,616)	$25,294
Personal insurance segment underwriting profit (loss)	(15,216)	5,777	(7,785)	3,917
Insurance services segment pretax income	3,071	5,141	7,981	5,156
Net investment income	31,411	29,294	95,587	76,400
Net realized gains on investments, including other-than-temporary impairments	227	1,717	5,273	7,623
Corporate expenses	(2,595)	(792)	(8,493)	(2,149)
Acquisition-related transaction costs	(425)	(148)	(437)	(1,398)
Interest expense	(8,633)	(6,192)	(24,990)	(16,287)
Other income (expense)	-	-	-	(466)

Income (loss) before income taxes	$(17,937)	$41,266	$62,520	$98,090

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

The following table provides a reconciliation of operating income to net income on a GAAP basis. Operating income is used to calculate operating earnings per share and operating return on average equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2011	2010	2011	2010

Operating income (loss) (1)	$(15,307)	$27,860	$31,013	$63,874
Net realized gains (losses) on investments attributable to Tower Group, Inc.	(1,135)	1,292	4,245	7,198
Acquisition-related transaction costs	(425)	(148)	(437)	(1,398)
Income tax	428	(441)	(1,454)	(2,417)

Net income (loss) attributable to Tower Group, Inc. (1)	$(16,439)	$28,563	$33,367	$67,257

(1) Operating income and net income attributable to Tower Group, Inc. for the three and nine months ended September 30, 2010 have been reduced by $5.1 million and $12.2 million, respectively, from amounts previously reported due to the retrospective adoption of new accounting guidance concerning the accounting for costs associated with acquiring or renewing insurance contracts.

Critical Accounting Estimates

As of September 30, 2011, except as discussed below, there were no material changes to our critical accounting estimates; refer to the Company’s 2010 Annual Report on Form 10-K for a complete discussion of critical accounting estimates.

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

Critical Accounting Policies

See “Note 2—Accounting Policies and Basis of Presentation” for information related to updated accounting policies.

Consolidated Results of Operations

Our reported results for the period ended September 30, 2011 reflect the impact of acquisitions that we made during 2010. On July 1, 2010, we closed on the acquisition of OBPL. In the fourth quarter of 2010, we closed on the acquisition of AequiCap. Our consolidated revenues and expenses for the three and nine months ended September 30, 2011 reflect the results of these acquired companies from their respective acquisition dates. This affects the comparability of our results between years.

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

Consolidated Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2011	2010	Change	%	2011	2010	Change	%

Commercial insurance segment underwriting profit (loss)	$(25.8)	$6.5	$(32.3)	-498.5%	$(4.6)	$25.3	$(29.9)	-118.2%
Personal insurance segment underwriting profit (loss) (1)	(15.2)	5.8	(21.0)	-363.4%	(7.8)	3.9	(11.7)	-298.7%
Insurance services segment pretax income (2)	3.1	5.1	(2.0)	-40.3%	8.0	5.2	2.8	54.8%
Net investment income	31.4	29.3	2.1	7.2%	95.6	76.4	19.2	25.1%
Net realized gains (losses) on investments	0.2	1.7	(1.5)	-86.8%	5.3	7.6	(2.3)	-30.8%
Corporate expenses	(2.6)	(0.8)	(1.8)	225.0%	(8.5)	(2.1)	(6.4)	304.8%
Acquisition-related transaction costs	(0.4)	(0.1)	(0.3)	300.0%	(0.4)	(1.4)	1.0	-71.4%
Interest expense	(8.6)	(6.2)	(2.4)	39.4%	(25.0)	(16.3)	(8.7)	53.4%
Other expense	-	-	-	0.0%	-	(0.5)	0.5	-100.0%

Income (loss) before income taxes	(17.9)	41.3	(59.2)	-143.5%	62.6	98.1	(35.5)	-36.3%
Income tax (benefit) expense	(5.9)	14.1	(20.1)	-142.4%	19.7	32.2	(12.5)	-39.0%

Net income (loss)	$(12.0)	$27.2	$(39.1)	-144.0%	$42.9	$65.9	$(23.0)	-34.9%

Less net income (loss) attributable to Noncontrolling Interests	4.5	(1.5)	5.9	NM	9.5	(1.5)	10.9	NM

Net income (loss) attributable to Tower Group, Inc.	$(16.4)	$28.7	$(45.0)	-157.6%	$33.4	$67.4	$(33.9)	-50.4%

NM is shown where percentage change exceeds 500%

Key Measures
Gross premiums written:
Commercial and Personal Insurance Segments	$519.1	$447.6	$71.5	16.0%	$1,376.7	$1,062.5	$314.2	29.6%

Percent of total revenues:
Net premiums earned	90.9%	89.9%			89.8%	88.7%
Commission and fee income (3)	2.2%	2.6%			2.6%	3.3%
Net investment income	6.9%	7.2%			7.2%	7.4%
Net realized investment gains	0.0%	0.4%			0.4%	0.7%

Underwriting Ratios for Commercial and Personal Insurance Segments Combined:

Calendar Year Loss Ratios
Gross	90.1%	60.1%			69.6%	60.2%
Net	75.0%	61.1%			66.7%	61.0%
Underwriting Expense Ratios
Gross (4)	33.0%	33.0%			32.6%	33.1%
Net (4)	34.9%	35.7%			34.4%	35.9%
Combined Ratios
Gross	123.1%	93.1%			102.2%	93.3%
Net	109.9%	96.8%			101.1%	96.9%

Return on average equity (5)	-6.3%	11.3%			4.3%	8.9%

(1) Personal Insurance segment underwriting profit includes underwriting results of the Reciprocal Exchanges for the three and nine months ended September 30, 2011 and the three months ended September 30, 2010.

(2) Insurance Services segment pretax income for the three and nine months ended September 30, 2011 and the three months ended September 30, 2010 includes results related to Tower’s management services agreement with the Reciprocal Exchanges.

(3) Commission and fee income for the three and nine months ended September 30, 2011 and the three months ended September 30, 2010 excludes management fee income earned by Tower from the Reciprocal Exchanges. These amounts are eliminated in reporting consolidated net income.

(4) The gross and net underwriting expense ratios include fees paid by the Reciprocal Exchanges to Tower in excess of Tower’s direct costs to service the management service agreements. These fees increased the gross and net expense ratios by 0.6% for the three months ended September 30, 2011, and increased the gross and net expense ratios by 0.5% and 0.6%, respectively, for the nine months ended September 30, 2011. These fees increased the gross and net expense ratios by 0.9% and 1.0%, respectively, for the three months ended September 30, 2010.

(5) The after-tax impact of acquisition-related transaction costs and net realized investment losses on return on equity was an increase of 0.4% and a decrease of 0.3% for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2010, the after-tax impact of acquisition-related transaction costs and net realized investment losses decreased return on equity by 0.3% and 0.4%, respectively.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Total revenues. Total revenues increased by 7.5% for the three months ended September 30, 2011 as compared to the same period in 2010. This increase resulted from new initiatives with our customized solutions policies and assumed reinsurance as well as renewal rights transactions entered into in November 2010 and January 2011 for commercial automobile and workers’ compensation policies. These increases were offset slightly by Company actions taken to not renew certain of the personal lines business obtained in the OBPL acquisition.

Total revenues increased by 27.2% for the nine months ended September 30, 2011 as compared to the same period in 2010, primarily due to increased net premiums earned and net investment income resulting from the acquisition of OBPL. OBPL was acquired effective July 1, 2010, and was not included in the Company’s results for the first six months of 2010. Net realized gains (losses) on investments decreased $2.4 million for the nine month period ended September 30, 2011, as compared to the same period in 2010.

Premiums earned. Gross premiums earned in the three months ended September 30, 2011 increased 3.9% compared to the same period in 2010. The 2011 gross premiums increased as a result of the customized solutions and assumed reinsurance initiatives in addition to the renewal rights transactions. Gross premiums earned in the nine months ended September 30, 2011 increased 22.5% compared to the nine months ended September 30, 2010, primarily as a result of OBPL and to a lesser degree from the customized solutions and assumed reinsurance initiatives in addition to the renewal rights transactions.

Ceded premiums earned in the three and nine months ended September 30, 2011 decreased from the same periods in 2010 as Tower elected to cancel its liability quota share reinsurance treaty. This decrease was somewhat offset by the Company’s quota share reinsurance of its OBPL homeowners business.

Overall, net premiums earned in the three and nine months ended September 30, 2011 increased by $34.7 million and $267.0 million, respectively, as compared to the same periods in 2010.

Commission and fee income. Commission and fee income decreased by $3.7 million in the three month period ended September 30, 2011 as compared to the same period in 2010. This decrease is primarily attributable to decline in ceded commission revenue earned on the cancelled liability quota share reinsurance treaty.

Commission and fee income decreased by $0.7 million for the nine months ended September 30, 2011 as compared to the same nine month period in 2010. An increase due to the OBPL policy billing fees and ceding commission revenues earned on the OBPL homeowners’ quota share reinsurance was offset by a reduction in ceding commission revenue earned on the cancelled liability quota share reinsurance treaty.

Net investment income and net realized gains (losses). Net investment income increased 7.2% and 25.1% in the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increase in net investment income resulted from an increase in average cash and invested assets for the three and nine months ended September 30, 2011 as compared to the same periods of 2010. The increase in cash and invested assets resulted primarily from $365.1 million of invested assets from the OBPL acquisition (reduced by cash used to finance such acquisition), from operating cash flows of $133.3 million generated during the last nine months of 2010 and $110.6 million generated during the first nine months of 2011. The positive cash flow from operations was the result of an increase in premiums collected from a growing book of business. The effects of increased investment balances was offset by a decline in the tax equivalent investment yield of our fixed maturity portfolio at amortized cost from 5.1% at September 30, 2010 to 4.6% at September 30, 2011. Operating cash invested in fixed income securities in 2011 and in 2010 has been affected by a low-yield environment. We have increased our investment in high-yield securities and dividend paying equity securities to reduce the impact of this low rate environment.

The Company had realized investment gains of $0.2 million for the three months ended September 30, 2011, as compared to $1.7 million in the same period in 2010. Total realized investment gains of $5.3 million for the nine months ended September 30, 2011 declined from $7.6 million in the same period of 2010. This decline is attributable to realized losses in the equity portfolio in the third quarter of 2011.

OTTI losses in the three and nine months ended September 30, 2011 were primarily in the equity portfolio and were $3.0 million and $3.3 million, respectively, lower than the $5.0 million and $13.9 million, respectively, which were recorded for the comparable periods of 2010.

Loss and loss adjustment expenses. The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 75.0% and 66.7 % for the three and nine months ended September 30, 2011, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 77.6% and 68.5% for the three and nine months ended September 30, 2011, respectively. The Reciprocal Exchanges’ net loss ratio was 54.5% and 53.3% for the three and nine months ended September 30, 2011, respectively.

Excluding the Reciprocal Exchanges, the net loss and loss adjustment expenses included $60.1 million and $82.3 million for the three and nine months ended September 30, 2011, respectively, from claims related to severe weather related events. In the three months ended September 30, 2011, the severe weather related events included Hurricane Irene. In the nine months ended September 30, 2011 the severe weather events also included heavy snow in late December 2010 for which more than the expected number of claims developed in the first quarter of 2011 and severe winter storms and tornados that resulted in an unusual number of claims. Excluding these severe weather related events, the net loss ratio for Tower, excluding the Reciprocal Exchanges, would have been 60.6 % for the nine months ended September 30, 2011.

Excluding the Reciprocal Exchanges, there was net adverse loss development of $17.3 million for the nine months ended September 30, 2011 comprised of favorable development in Personal Insurance of $19.5 million and unfavorable development in Commercial Insurance of $36.8 million. Commercial Insurance unfavorable development was mostly in other liability and workers’ compensation, offset in part by favorable development in commercial packages and other lines. The net unfavorable development in Commercial Insurance included $6.6 million for loss adjustment expenses required to settle prior year claims and $10.7 million that pertains to business that has been discontinued. The favorable development in Personal Insurance, excluding the Reciprocal Exchanges, was $19.5 million, comprised primarily of $14.6 million for private passenger automobile, $8.5 million for homeowners and $1.4 million for amortization of reserves risk premium, principally relating to reserves acquired in the OBPL transaction developing more favorably than anticipated at the time of the acquisition, offset by unfavorable development of $4.2 million in discontinued personal lines business. For the Reciprocal Exchanges, the favorable development was $28.7 million, comprised of favorable development of $20.5 million for private passenger automobile, $3.7 million for homeowners, $3.6 million for other liability, and $0.9 million for amortization of reserves risk premium.

Operating expenses. Operating expenses, which include direct and ceding commission expenses and other operating expenses, were $443.0 million for the nine months ended September 30, 2011, an increase of 22.4 % from the same period in 2010, primarily as a result of the OBPL acquisition, which was not included in the Company’s results for the first six months of 2010. In addition, the Company amortized the value of business acquired (“VOBA”) asset recorded in the OBPL purchase. This VOBA amortization exceeded the amount of acquisition costs that were capitalized in 2011. The VOBA was fully amortized as of June 30, 2011. In addition, the Company incurred costs of $17.9 million for the nine months ended September 30, 2011 under the transition services agreements with OneBeacon.

The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, decreased from 18.2% to 17.5% for the nine months ended September 30, 2010 to September 30, 2011. This decrease is attributed to a distribution shift in certain commercial lines production from wholesalers to retailers who charge a lower commission rate. In addition, personal lines business written by the Reciprocal Exchanges earns a lower commission than Tower’s personal lines business. The other underwriting expenses (“OUE”) component of the underwriting expense ratio remained relatively stable at 15.1 % in the nine months ended September 30, 2011 compared to 14.9 % for the same period in 2010.

The gross underwriting expense ratio remained constant for the three months ended September 30, 2011 compared to the same period in 2010.

Interest expense. Interest expense increased by $2.4 million and $8.7 million for the three and nine months ended September 30, 2011 compared to the same period in 2010. These increases are primarily due to the issuance of the senior convertible notes in October 2010; interest expense on the senior convertible notes was $2.8 million and $8.4 million for the three and nine month periods ended September 30, 2011, respectively.

Income tax expense. Income tax expense for the nine months ended September 30, 2011 decreased compared to the same period in 2010 and is due to the decrease in pre-tax income. The effective income tax rate (including state and local taxes) was 31.4% and 32.9% for the nine months ended September 30, 2011 and 2010, respectively. The 2011 effective tax rate represents management’s best estimate and considers, among other things, the tax exempt municipal investments and dividends received deductions related to our equity securities portfolio.

Net income and return on average equity. Net income attributable to Tower Group, Inc. and annualized return on average equity were $33.4 million and 4.3% for the nine months ended September 30, 2011 compared to $67.3 million and 8.9% for the same period in 2010. The decrease in the net income and annualized return on equity in 2011 is primarily due to the catastrophe and severe storm losses in the three months ended September 31, 2011. These losses are offset by increases total revenues attributed to the acquisition of OBPL, which was not included in the Company’s results during the first six months of 2010.

Commercial Insurance Segment Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2011	2010	Change	Percent	2011	2010	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$310.0	$272.4	$37.6	13.8%	$872.6	$825.1	$47.5	5.8%
Less: ceded premiums earned	(19.9)	(34.8)	14.9	42.8%	(67.0)	(123.9)	56.9	46.0%

Net premiums earned	290.1	237.6	52.5	22.1%	805.6	701.2	104.4	14.9%
Ceding commission revenue	1.5	9.2	(7.7)	-84.3%	10.2	27.8	(17.6)	-63.4%
Policy billing fees	1.2	0.7	0.5	65.7%	3.1	2.0	1.1	52.8%

Total revenue	292.8	247.5	45.3	18.3%	818.9	731.0	87.9	12.0%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	291.5	172.8	118.7	68.6%	634.9	510.4	124.5	24.4%
Less: ceded loss and loss adjustment expenses	(69.9)	(24.5)	(45.4)	184.9%	(82.3)	(80.5)	(1.8)	-2.2%

Net loss and loss adjustment expenses	221.6	148.3	73.3	49.3%	552.6	429.9	122.7	28.5%
Underwriting expenses
Direct commission expenses	57.1	52.6	4.5	8.7%	157.4	153.3	4.1	2.7%
Other underwriting expenses	39.9	40.1	(0.2)	-8.0%	113.5	122.5	(9.0)	-8.8%

Total underwriting expenses	97.0	92.7	4.3	4.6%	270.9	275.8	(4.9)	-1.8%

Underwriting profit (loss)	$(25.8)	$6.5	$(32.3)	(5.0)	$(4.6)	$25.3	$(29.9)	-118.2%

Key Measures
Premiums written
Gross premiums written	$366.7	$279.1	$87.6	31.4%	$945.6	$806.4	$139.2	17.3%
Less: ceded premiums written	(16.5)	(26.0)	9.5	-36.3%	(48.8)	(88.9)	40.1	-45.1%

Net premiums written	$350.2	$253.1	$97.1	38.3%	$896.8	$717.5	$179.3	25.0%

Ceded premiums as a percent of gross premiums
Written	4.5%	9.3%			5.2%	11.0%
Earned	6.4%	12.8%			7.7%	15.0%
Calendar Year Loss Ratios
Gross	94.0%	63.5%			72.8%	61.9%
Net	76.4%	62.4%			68.6%	61.3%
Underwriting Expense Ratios
Gross	30.9%	33.8%			30.7%	33.2%
Net	32.5%	34.8%			32.0%	35.1%
Combined Ratios
Gross	124.9%	97.3%			103.5%	95.1%
Net	108.9%	97.2%			100.6%	96.4%

Commercial Insurance Segment Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Gross premiums. Commercial Insurance gross premiums written increased by $87.6 million and $139.2 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in the nine month period resulted from new initiatives with our customized solutions policies and assumed reinsurance which accounted for $40.8 million and $73.2 million, respectively, of the year-to-date new premiums written, respectively. Gross earned premiums increased to a lesser extent than gross premiums written as these initiatives did not start until the second quarter of 2011.

Renewal retention rate excluding programs declined to 76.8% for the three months ended September 30, 2011 compared to 80.0% during the same period in 2010 because we did not renew certain unprofitable business in 2011. Premiums on renewed commercial business, other than programs, increased 1.3% and 1.2% for the three and nine months ended September 30, 2011, respectively. Excluding programs, policies in-force for our commercial business increased by 1.7% as of September 30, 2011 from December 31, 2010.

Ceded premiums. Ceded premiums written for the three and nine months ended September 30, 2011 were $16.5 million and $48.8 million, respectively compared to $26.0 million and $88.9 million, respectively, for the three and nine months ended September 30, 2010. The decrease in ceded premiums written for the three and nine months ended September 30, 2011 compared to the same periods in 2010 resulted from our decision to cancel our liability quota share reinsurance treaty which was in effect in 2010. In addition, we reduced the ceded premiums for our excess of loss reinsurance by raising our net loss retention from $1.0 million to $5.0 million on all lines of business except workers compensation on which our net loss retention was raised from $1.0 million to $2.5 million. Catastrophe reinsurance ceded premiums were $4.1 million and $9.6 million for the three and nine months ended September 30, 2011 compared to $1.2 million and $8.4 million in the same periods in 2010.

Net premiums. The change in net premiums written and earned results from the changes in gross and ceded premiums discussed above.

Ceding commission revenue. Ceding commission revenue decreased for the three and nine months ended September 30, 2011 by $7.7 million and $17.6 million, respectively, as compared to the same periods in 2010. The decrease was a result of the cancellation of our liability quota share contract. Ceding commission revenue was also reduced by $2.0 million and $1.1 million in the three and nine months ended September 30, 2011, respectively, as a result of change in loss ratios on prior year’s quota share treaties compared to $0.7 million and $2.1 million for the same periods in 2010.

Loss and loss adjustment expenses and loss ratio. The net loss ratio was 76.4% and 68.6% for the three and nine months ended September 30, 2011, respectively. The net loss and loss adjustment expenses included losses attributable to prior years that were unfavorable by $23.6 million and $36.8 million for the three and nine months ended September 30, 2011, respectively. Losses attributable to prior accident years for the nine months ended September 30, 2011 included $24.8 million for workers’ compensation and $22.8 million for other liability, offset primarily by favorable development in commercial packages of $7.6 million. The net unfavorable development in Commercial Insurance included approximately $6.6 million for loss adjustment expenses required to settle prior year claims, and $10.7 million that pertains to business that has been discontinued.

The current accident year loss ratios for the three and nine months ended September 30, 2011 were 68.3% and 64.0%, respectively, as compared to 64.1% and 61.7% for the same periods in 2010. The net incurred losses includes $32.5 million and $41.6 million for the three and nine months ended September 30, 2011, respectively, that pertain to Hurricane Irene and other severe weather events during August and severe winter storms and tornados that occurred earlier in the year. Excluding the effects of Hurricane Irene and the other severe storms and tornados, the net loss ratios would have been 65.2% and 63.4% for the three and nine months ended September 30, 2011, respectively.

Underwriting expenses and underwriting expense ratio. Underwriting expenses include direct commissions and other underwriting expenses. The gross underwriting expense ratio was 30.9% and 30.7% for the three and nine months ended September 30, 2011, respectively, as compared to 33.8% and 33.2% for the same periods in 2010. The net expense ratio was 32.5% and 32.0% for the three and nine months ended September 30, 2011, respectively, as compared to 34.8% and 35.1% for the same periods in 2010.

The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 18.4% and 18.0% for the three and nine months ended September 30, 2011 compared to 19.3% and 18.6% for the same periods in 2010. This decrease is attributable to a shift in production from wholesalers to retailers which charge a lower commission. The OUE ratio, including boards, bureaus and taxes (“BB&T”), was 12.5% and 12.7% for the three and nine months ended September 30, 2011 compared to 14.5% and 14.6% for the same periods in 2010. The decrease in OUE for both the three and nine months ended September 30, 2011 resulted from of our continued efforts to reduce expenses through integration, with many functions consolidated into one office. The OUE also decreased in part because our New York State workers’ compensation assessment declined by $4.1 million during the nine months ended September 30, 2011 compared to the same period in 2010.

Underwriting profit and combined ratio. The net combined ratios were 108.9% and 100.6% for the three and nine months ended September 30, 2011, respectively, and 97.2% and 96.4% for the same periods in 2010. The increase in the combined ratio for the three months ended September 30, 2011 resulted from an increase in the net loss ratio and a decrease in the net expense ratios as described above.

Personal Insurance Segment Results of Operations

	Three Months Ended September 30,
	2011			2010
($ in millions)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$94.0	$55.2	$149.2	$113.6	$56.0	$169.6	$(20.4)	-12.0%
Less: ceded premiums earned	(17.2)	(8.7)	(25.9)	(18.4)	(9.9)	(28.3)	2.4	-8.7%

Net premiums earned	76.8	46.5	123.3	95.2	46.1	141.3	(18.0)	-12.6%
Ceding commission revenue	3.5	2.0	5.5	0.6	1.0	1.6	3.9	228.7%
Policy billing fees	1.5	0.1	1.6	1.0	0.1	1.1	0.5	39.1%

Total	81.8	48.6	130.4	96.8	47.2	144.0	(13.6)	-9.4%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	92.3	29.8	122.1	51.9	41.0	92.9	29.2	31.5%
Less: ceded loss and loss adjustment expenses	(29.2)	(4.5)	(33.7)	(3.6)	(6.3)	(9.9)	(23.8)	244.4%

Net loss and loss adjustment expenses	63.1	25.3	88.4	48.4	34.7	83.0	5.4	6.5%

Underwriting expenses
Direct commission expense	15.8	7.2	23.0	20.2	8.3	28.5	(5.5)	-19.2%
Other underwriting expenses	21.2	13.0	34.2	19.0	7.7	26.7	7.5	28.1%

Total underwriting expenses	37.0	20.2	57.2	39.1	16.0	55.2	2.0	3.7%

Underwriting profit (loss)	$(18.3)	$3.1	$(15.2)	$9.3	$(3.5)	$5.8	$(21.0)	-363.4%

Key Measures
Premiums written
Gross premiums written	$97.8	$54.6	$152.4	$112.2	$56.2	$168.4	$(16.0)	-9.5%
Less: ceded premiums written	(24.2)	(9.7)	(33.9)	(19.3)	(12.7)	(32.0)	(1.9)	6.0%

Net premiums written	$73.6	$44.9	$118.5	$92.9	$43.5	$136.4	$(17.9)	-13.2%

NM is shown where percentage change exceeds 500%

Ceded premiums as a percent of gross premiums
Written	24.7%	17.8%	22.2%	17.2%	22.6%	19.0%
Earned	18.3%	15.8%	17.4%	16.2%	17.7%	16.7%
Calendar Year Loss Ratios
Gross	98.2%	54.0%	81.8%	45.7%	73.2%	54.8%
Net	82.2%	54.5%	71.8%	50.9%	75.3%	58.9%
Underwriting Expense Ratios
Gross	37.8%	36.3%	37.2%	33.6%	28.4%	31.8%
Net	41.7%	38.8%	40.6%	39.4%	32.3%	37.1%
Combined Ratios
Gross	136.0%	90.3%	119.0%	79.3%	101.6%	86.6%
Net	123.9%	93.3%	112.4%	90.3%	107.6%	96.0%

Personal Insurance Segment Results of Operations (continued)

	Nine Months Ended September 30,
	2011			2010
($ in millions)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Change	Percent

Revenues
Premiums earned
Gross premiums earned	$285.5	$171.0	$456.5	$203.6	$56.0	$259.6	$196.9	75.8%
Less: ceded premiums earned	(46.9)	(28.4)	(75.3)	(31.0)	(9.9)	(40.9)	(34.4)	83.9%

Net premiums earned	238.6	142.6	381.2	172.6	46.1	218.7	162.5	74.3%
Ceding commission revenue	10.7	4.9	15.6	0.7	1.0	1.7	13.9	NM
Policy billing fees	4.2	0.4	4.6	1.5	0.1	1.6	3.0	175.8%

Total	253.5	147.9	401.4	174.8	47.2	222.0	179.4	80.8%

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	203.6	86.3	289.9	101.6	41.0	142.6	147.3	103.3%
Less: ceded loss and loss adjustment expenses	(41.1)	(10.3)	(51.4)	(5.5)	(6.3)	(11.8)	(39.6)	335.7%

Net loss and loss adjustment expenses	162.5	76.0	238.5	96.1	34.7	130.8	107.7	82.3%

Underwriting expenses
Direct commission expense	51.4	24.2	75.6	35.9	8.3	44.2	31.4	71.1%
Other underwriting expenses	55.4	39.7	95.1	35.4	7.7	43.1	52.0	118.0%

Total underwriting expenses	106.8	63.9	170.7	71.3	16.0	87.3	83.4	95.4%

Underwriting profit (loss)	$(15.8)	$8.0	$(7.8)	$7.4	$(3.5)	$3.9	$(11.7)	-298.7%

Key Measures
Premiums written
Gross premiums written	$273.6	$157.4	$431.0	$199.9	$56.2	$256.1	$174.9	68.3%
Less: ceded premiums written	(43.4)	(26.8)	(70.2)	(31.5)	(12.7)	(44.2)	(26.0)	58.7%

Net premiums written	$230.2	$130.6	$360.8	$168.4	$43.5	$211.9	$148.9	70.3%

NM is shown where percentage change exceeds 500%

Ceded premiums as a percent of gross premiums
Written	15.9%	17.0%	16.3%	15.8%	22.6%	17.3%
Earned	16.4%	16.6%	16.5%	15.2%	17.7%	15.8%
Calendar Year Loss Ratios
Gross	71.3%	50.5%	63.5%	49.9%	73.2%	54.9%
Net	68.1%	53.3%	62.6%	55.7%	75.3%	59.8%
Underwriting Expense Ratios
Gross	36.0%	37.1%	36.4%	34.3%	28.4%	33.0%
Net	38.5%	41.1%	39.5%	40.0%	32.3%	38.4%
Combined Ratios
Gross	107.3%	87.6%	99.9%	84.2%	101.6%	87.9%
Net	106.6%	94.4%	102.1%	95.7%	107.6%	98.2%

Personal Insurance Segment Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Gross premiums. Personal Insurance gross premiums earned decreased in the three months ended September 30, 2011 as compared to the same period in 2010. This is consistent with the decline in gross premiums written and is a result of the Company electing to not renew certain business obtained in the OBPL acquisition offset by modest organic growth in the homeowners business.

Gross premiums earned increased during the nine months ended September 30, 2011 as compared to the same periods in 2010, primarily due to the acquisition of OBPL on July 1, 2010, which added $304.9 million for the nine months ended September 30, 2011 as compared to $116.2 for the same period in the prior year. Excluding the effect of the OBPL business, Tower’s other personal lines gross premiums earned increased by $8.2 million, or 5.7%, for the nine months ended September 30, 2011 due to organic growth in the homeowners business.

Tower’s personal lines renewal retention was 89.8% and 84.6% for the three and nine months ended September 30, 2011, respectively, as compared to 91% and 89%, respectively, for the same periods in 2010. The decline in 2011 is attributed to the change in business mix as a result of the OBPL acquisition. Premiums on renewed business increased by 1.6% and 2.4% during the three and nine months ended September 30, 2011, respectively. Policies-in-force for personal business decreased by 7.5% as of September 30, 2011 from December 31, 2010.

Ceded premiums. Ceded premiums written increased modestly and ceded premiums earned declined from the three months ended September 30, 2010 as compared to the three months ended September 30, 2011. Catastrophe ceded premiums written and earned were $13.2 million for the third quarter in 2011 compared to $11.9 million for the third quarter in 2010.

Ceded premiums written and earned increased for the nine months ended September 30, 2011 from the same period in the prior year as a result of the OBPL acquisition. The Company reinsures the homeowners and umbrella business obtained from OBPL through a quota share program which resulted in $49.6 million of ceded premiums earned for the nine months ended September 30, 2011, as compared to $26.4 million for the same period in 2010. In addition, catastrophe ceded premiums written and earned increased from $21.7 million for the nine months ended September 30, 2010 to $31.2 million for the same period in 2011. The catastrophe ceded premium increase is due to increased property business associated with the OBPL acquisition.

Net premiums. The decrease in net premiums earned from the three months ended September 30, 2011 as compared to 2010 is primarily attributed to the Company’s actions taken to not renew certain business obtained from the OBPL acquisition. The increase in net premiums earned for nine months ended September 30, 2011 as compared to the same period in the prior year is a result of the OBPL acquisition, as discussed above. Net premiums earned associated with the OBPL business were $255.4 million for the nine months ended September 30, 2011 compared to $89.8 million for the nine months ended September 30, 2010.

Ceding commission revenue. Primarily all of the increase in ceding commission revenue for the three and nine months ended September 30, 2011 compared to the same periods in the prior year is attributable to the commission revenue earned on the previously mentioned homeowners and umbrella quota share treaties on the OBPL acquired business.

Loss and loss adjustment expenses and loss ratio. The net loss ratio was 71.8% and 62.6% for the three and nine months ended September 30, 2011, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 82.2% and 68.1% for the three and nine months ended September 30, 2011, respectively. Development of losses attributable to prior years was a favorable $31.8 million and $48.3 million for the three and nine months ended September 30, 2011, respectively. Excluding the Reciprocal Exchanges, development of losses attributable to prior years was a favorable $13.8 million and $19.5 million, respectively. The favorable development stems mostly from private passenger automobile business that was acquired in the OBPL transaction and that has developed better than expected as compared to estimates made at the time of the acquisition.

Excluding the Reciprocal Exchanges, the current accident year loss ratio for the three and nine months ended September 30, 2011 was 100.2% and 76.3%, respectively. For the Reciprocal Exchanges the current accident year loss ratio for the nine months ended September 30, 2011 was 73.4%. Excluding the Reciprocal Exchanges, the net incurred losses include $40.7 million for the nine months ended September 30, 2011 that pertain to Hurricane Irene, unusually heavy rains that occurred in August and severe winter storms that occurred earlier in the year. Excluding these heavy rains and severe storms, the net loss ratio for the nine months ended September 30, 2011 would have been 51.1%, excluding the Reciprocal Exchanges and 68.8% for the Reciprocal Exchanges.

Excluding the Reciprocal Exchanges, the amortization of reserves risk premium resulted in favorable development of $1.4 million for the nine months ended September 30, 2011. The Reciprocal Exchanges’ amortization of reserves risk premium was favorable $0.9 million for the nine months ending period.

Underwriting expenses and underwriting expense ratio. Underwriting expenses increased by $2.0 million and $83.4 million, respectively, for the three and nine months ended September 30, 2011 as compared to the same periods in 2010. The increase for nine month period is due to the expenses related to OBPL. The gross underwriting expense ratios for the three and nine months ended September 30, 2011 were 37.2% and 36.4%, respectively, as compared to 31.8% and 33.0% for the same periods in 2010.

The commission portion of the gross underwriting expense ratio was 15.4% and 16.6% for the three and nine months ended September 30, 2011, respectively, compared to 16.8% and 17.0% for the same periods of 2010. This decrease reflects the impact of lower commission rates in the Reciprocal Exchanges. The gross OUE ratio, which includes BB&T, was 21.9% and 19.9% for the three and nine months ended September 30, 2011, respectively, compared with 15.0% and 15.9% for the same periods in 2010. The increase in the OUE ratio for the three months ended September 30, 2011 is attributed to the decline in gross premiums earned while the OUE expenses, which are generally fixed costs, increased modestly. The increase in the OUE ratio for the nine months ended September 30, 2011 resulted, in part, from higher amortization of the value of business acquired (“VOBA”) asset and deferred acquisition cost (“DAC”) asset as compared to direct underwriting costs capitalized by the Company in 2011. The VOBA was recorded at inception of the OBPL acquisition and was fully amortized as of June 30, 2011. In addition, the cost of the transition service agreement with OneBeacon has the effect of increasing the OUE ratios.

The net underwriting expense ratio increased to 40.6% and 39.5% for the three and nine months ended September 30, 2011, respectively, from 37.1% and 38.4% for the same periods in the prior year due to the items discussed above offset by the effects of the ceded reinsurance.

Underwriting profit and combined ratio. The underwriting losses and increase in combined ratio for the three and nine months ended September 30, 2011 as compared to underwriting gains and combined ratios in the same periods in 2010 are due primarily to the catastrophe and severe storms that affected the northeastern United States in the three months ended September 30, 2011 partially offset by favorable prior year loss development of $48.3 million in 2011.

Insurance Services Segment Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2011	2010	Change	2011	2010	Change

Revenues
Management fee income	$7.7	$7.9	$(0.2)	$22.1	$7.9	$14.2
Other revenue	0.4	1.1	(0.7)	0.9	1.9	(1.0)

Total revenue	8.1	9.0	(0.9)	23.0	9.8	13.2

Expenses
Other expenses	5.0	3.9	1.1	15.0	4.6	10.4

Total expenses	5.0	3.9	1.1	15.0	4.6	10.4

Insurance services pre-tax income	$3.1	$5.1	$(2.0)	$8.0	$5.2	$2.8

Insurance Services Segment Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Total revenue. The increase in total revenue for the nine months ended September 30, 2011 compared to the same period in the prior year was primarily due to the management fee income earned by Tower for underwriting, claims, investment management and other services provided to the Reciprocal Exchanges pursuant to management services agreements with the Reciprocal Exchanges. The management fee income is calculated as a percentage of the Reciprocal Exchanges’ gross premiums written. The effects of these management services agreements between Tower and the Reciprocal Exchanges are eliminated in consolidation to derive consolidated net income. However, the management fee income is reported in net income attributable to Tower Group, Inc. and included in basic and diluted earnings per share.

Total expenses. The increase in total expenses for the nine months ended September 30, 2011 compared to the same period in the prior year was primarily due to the costs incurred under the management services agreement between Tower and the Reciprocal Exchanges.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of September 30, 2011 and December 31, 2010:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value	% of Fair Value
($ in thousands)			Less than 12 Months	More than 12 Months

September 30, 2011
U.S. Treasury securities	$253,808	$2,137	$(29)	$-	$255,916	10.0%
U.S. Agency securities	71,198	2,345	-	-	73,543	2.9%
Municipal bonds	591,395	38,961	(177)	-	630,179	24.6%
Corporate and other bonds	741,584	29,671	(12,722)	-	758,533	29.6%
Commercial, residential and asset-backed securities	715,399	40,663	(3,829)	(486)	751,747	29.2%

Total fixed-maturity securities	2,373,384	113,777	(16,757)	(486)	2,469,918	96.3%
Equity securities	98,962	369	(6,446)	(565)	92,320	3.6%
Short-term investments	3,000	-	-	-	3,000	0.1%

Total, September 30, 2011	$2,475,346	$114,146	$(23,203)	$(1,051)	$2,565,238	100.0%

Tower	$2,165,932	$104,472	$(21,214)	$(1,037)	$2,248,153
Reciprocal Exchanges	309,414	9,674	(1,989)	(14)	317,085

Total, September 30, 2011	$2,475,346	$114,146	$(23,203)	$(1,051)	$2,565,238

December 31, 2010
U.S. Treasury securities	$177,060	$1,258	$(64)	$-	$178,254	7.2%
U.S. Agency securities	26,504	758	(34)	-	27,228	1.1%
Municipal bonds	544,019	14,357	(4,635)	(35)	553,706	22.4%
Corporate and other bonds	852,287	36,059	(4,766)	(10)	883,570	35.7%
Commercial, residential and asset-backed securities	707,294	37,665	(3,986)	(1,120)	739,853	29.9%

Total fixed-maturity securities	2,307,164	90,097	(13,485)	(1,165)	2,382,611	96.3%
Equity securities	91,218	2,487	(3,192)	(196)	90,317	3.6%
Short-term investments	1,560	-	-	-	1,560	0.1%

Total, December 31, 2010	$2,399,942	$92,584	$(16,677)	$(1,361)	$2,474,488	100.0%

Tower	$2,061,448	$87,879	$(14,532)	$(1,361)	$2,133,434
Reciprocal Exchanges	338,494	4,705	(2,145)	-	341,054

Total, December 31, 2010	$2,399,942	$92,584	$(16,677)	$(1,361)	$2,474,488

Credit Rating of Fixed-Maturity Securities

The average credit rating of our fixed-maturity securities, using ratings assigned to securities by Standard & Poor’s (“S&P”), was AA- taking into consideration the downgrade of U.S. government securities during the past quarter, at September 30, 2011 and December 31, 2010. The following table shows the ratings distribution of our fixed-maturity portfolio:

	Tower (1)		Reciprocal Exchanges (1)
($ in thousands)	Fair Value	Percentage of Fair Value	Fair Value	Percentage of Fair Value

September 30, 2011
U.S. Treasury securities	$252,120	11.7%	$3,796	1.2%
AAA	211,664	9.8%	47,986	15.1%
AA	900,407	41.8%	119,569	37.9%
A	432,892	20.1%	102,287	32.5%
BBB	157,308	7.3%	17,251	5.5%
Below BBB	200,340	9.3%	24,298	7.7%

Total	$2,154,731	100.0%	$315,187	99.9%

December 31, 2010
U.S. Treasury securities	$148,018	7.3%	$30,236	8.9%
AAA	620,281	30.4%	100,566	29.5%
AA	412,414	20.2%	46,015	13.5%
A	445,498	21.8%	111,064	32.6%
BBB	161,474	7.9%	32,932	9.6%
Below BBB	253,872	12.4%	20,241	5.9%

Total	$2,041,557	100.0%	$341,054	100.0%

(1) Ratings are assigned by S&P.

Fixed-Maturity Investments with Third Party Guarantees

At September 30, 2011, $195.6 million of our municipal bonds, at fair value, were guaranteed by third parties from a total of $2.5 billion, at fair value, of all fixed-maturity securities held by us. The amount of securities guaranteed by third parties along with the credit rating with and without the guarantee is as follows:

($ in thousands)	With Guarantee	Without Guarantee

AA	$155,958	$135,629
A	31,473	50,319
BBB	8,199	2,657
No underlying rating	-	7,025

Total	$195,630	$195,630

Tower	$190,992	$190,992
Reciprocal Exchanges	4,638	4,638

Total	$195,630	$195,630

The securities guaranteed, by guarantor, are as follows:
($ in thousands)	Guaranteed Amount	Percent of Total

National Public Finance Guarantee Corp	$81,433	42%
Assured Guaranty Municipal Corp	67,701	35%
Ambac Financial Corp	33,207	17%
Others	13,289	6%

Total	$195,630	100%

Tower	$190,992
Reciprocal Exchanges	4,638

Total	$195,630

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

As of September 30, 2011, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used quoted market prices provided by outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.

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

In certain instances, we deemed it necessary to utilize Level 3 pricing over prices available through pricing services used throughout 2010 and the first quarter of 2011. In the periods of market dislocation, the ability to observe stable prices and inputs may be reduced for some instruments as had recently been the case for certain non-agency residential and mortgage-backed securities.

Unrealized Losses

Changes in interest rates and credit spreads directly impact the fair value of our fixed maturity portfolio. We regularly review both our fixed-maturity and equity portfolios to evaluate the necessity of recording impairment losses for other-than temporary declines in the fair value of investments.

The following table presents information regarding our invested assets that were in an unrealized loss position at September 30, 2011 and December 31, 2010 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses

September 30, 2011
U.S. Treasury securities	$95,140	$(29)	$-	$-	$95,140	$(29)
Municipal bonds	26,499	(177)	250	-	26,749	(177)
Corporate and other bonds
Finance	170,188	(6,384)	-	-	170,188	(6,384)
Industrial	118,909	(5,994)	-	-	118,909	(5,994)
Utilities	8,526	(344)	-	-	8,526	(344)
Commercial mortgage-backed securities	60,435	(3,070)	448	(13)	60,883	(3,083)
Residential mortgage-backed securities
Agency backed	15	-	17	-	32	-
Non-agency backed	3,836	(91)	3,694	(242)	7,530	(333)
Asset-backed securities	23,939	(668)	511	(231)	24,450	(899)

Total fixed-maturity securities	507,487	(16,757)	4,920	(486)	512,407	(17,243)
Preferred stocks	27,114	(942)	2,238	(565)	29,352	(1,507)
Common stocks	52,861	(5,504)	-	-	52,861	(5,504)

Total, September 30, 2011	$587,462	$(23,203)	$7,158	$(1,051)	$594,620	$(24,254)

Tower	$524,027	$(21,214)	$6,929	$(1,037)	$530,956	$(22,251)
Reciprocal Exchanges	63,435	(1,989)	229	(14)	63,664	(2,003)

Total, September 30, 2011	$587,462	$(23,203)	$7,158	$(1,051)	$594,620	$(24,254)

December 31, 2010
U.S. Treasury securities	$2,641	$(64)	$-	$-	$2,641	$(64)
U.S. Agency securities	4,643	(34)	-	-	4,643	(34)
Municipal bonds	146,947	(4,635)	215	(35)	147,162	(4,670)
Corporate and other bonds
Finance	45,542	(618)	-	-	45,542	(618)
Industrial	172,305	(3,526)	241	(9)	172,546	(3,535)
Utilities	24,567	(622)	243	(1)	24,810	(623)
Commercial mortgage-backed securities	35,362	(892)	2,315	(658)	37,677	(1,550)
Residential mortgage-backed securities
Agency backed	210,770	(2,750)	-	-	210,770	(2,750)
Non-agency backed	2,416	(209)	8,112	(462)	10,528	(671)
Asset-backed securities	9,958	(135)	-	-	9,958	(135)

Total fixed-maturity securities	655,151	(13,485)	11,126	(1,165)	666,277	(14,650)
Preferred stocks	9,507	(72)	5,356	(196)	14,863	(268)
Common stocks	38,516	(3,120)	-	-	38,516	(3,120)

Total, December 31, 2010	$703,174	$(16,677)	$16,482	$(1,361)	$719,656	$(18,038)

Tower	$530,401	$(14,533)	$16,482	$(1,361)	$546,883	$(15,894)
Reciprocal Exchanges	172,773	(2,144)	-	-	172,773	(2,144)

Total, December 31, 2010	$703,174	$(16,677)	$16,482	$(1,361)	$719,656	$(18,038)

At September 30, 2011, the unrealized losses for fixed-maturity securities were primarily in our corporate bond and mortgage-backed portfolios.

The following table shows the fair value, unrealized loss amount and percentage below amortized cost and the ratio of fair value by security rating as of September 30, 2011:

	Fair Value	Unrealized Loss
		Amount	Percent of Amortized Cost	Fair Value by Security Rating
($ in thousands)				AAA	AA	A	BBB	BB or Lower

U.S. Treasury securities	$95,140	$(29)	0%	0%	100%	0%	0%	0%
Municipal bonds	26,749	(177)	-1%	2%	84%	8%	6%	0%
Corporate and other bonds	297,623	(12,722)	-4%	1%	11%	30%	7%	51%
Commercial mortgage-backed securities	60,883	(3,083)	-5%	36%	2%	31%	23%	8%
Residential mortgage-backed securities	7,562	(333)	-4%	44%	1%	0%	0%	55%
Asset-backed securities	24,450	(899)	-4%	18%	74%	0%	3%	5%
Equity securities	82,213	(7,011)	-4%	NR

Total	$594,620	$(24,254)

NR indicates that equity securities are not rated

See Note 5 to our unaudited Consolidated Financial Statements, “Investments,” for further information about impairment testing and other-than-temporary impairments. Included in this note is a discussion of a detailed review of all our securities in a continuous loss position and our conclusion that the unrealized losses are the result of a decrease in value that are temporary in nature.

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

As of September 30, 2011, the amount of distributions that our Insurance Subsidiaries could pay to Tower without approval of their domiciliary Insurance Departments was $44.4 million. In addition, we can return capital of $52.4 million from CastlePoint Re without permission from the Bermuda Monetary Authority. No dividends were paid from the Insurance Subsidiaries during the nine month period ended September 30, 2011. CastlePoint Re paid $20.0 million to the Holding Company during the nine month period ended September 30, 2011. The management companies paid dividends of $13.7 million to the Holding Company during the nine month period ended September 30, 2011.

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

Capital

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At September 30, 2011 and December 31, 2010, our capital resources were as follows:

($ in thousands)	September 30, 2011	December 31, 2010

Outstanding under credit facility	$20,000	$-
Convertible Senior Notes ($150 million par value)	141,168	139,208
Subordinated debentures	235,058	235,058
Tower Group, Inc. stockholders’ equity	1,013,691	1,045,001

Total capitalization	$1,409,917	$1,419,267

Ratio of debt to total capitalization	28.1%	26.4%

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

In May 2010, the Company entered into a $125.0 million credit facility agreement. The credit facility is a revolving credit facility with a letter of credit sublimit of $25.0 million. The credit facility is being used for general corporate purposes. The Company may request that the facility be increased by an amount not to exceed $50.0 million, and the facility expires May 2013. The Company had $20.0 million outstanding under the credit facility as of September 30, 2011.

In September 2010, the Company issued $150 million principal amount of 5.0% convertible senior notes (the “Notes”) due September 2014. Interest will be paid semi-annually commencing March 2011. Holders may convert their Notes into cash or common shares, at the Company’s option, at any time on or after March 15, 2014 or earlier under certain circumstances determined by: (i) the market price of the Company’s stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate transactions. Upon conversion, the Company intends to settle its obligation either entirely or partially in cash. The conversion rate at September 30, 2011 is 36.5717 shares of common stock per $1,000 principal amount of the Notes (equivalent to a conversion price of $27.34 per share), subject to future adjustment upon the occurrence of certain events. Additionally, in the event of a fundamental change, the holders may require the Company to repurchase the Notes for a cash price equal to 100% of the principal plus any accrued and unpaid interest.

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

The Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. For the three and nine months ended September 30, 2011, 1.3 million and 2.2 million shares, respectively, of common stock were purchased under these programs at an aggregate consideration of $30.4 million and $50.4 million, respectively. As of September 30, 2011, the original $100 million share repurchase program had been fully utilized and, $61.6 million remained available for future share repurchases under the new program.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Nine Months Ended September 30,
($ in thousands)	2011	2010

Cash provided by (used in):
Operating activities	$110,640	$131,581
Investing activities	(91,435)	(215,289)
Financing activities	(25,236)	37,262

Net increase (decrease) in cash and cash equivalents	(6,031)	(46,446)
Cash and cash equivalents, beginning of year	102,877	164,882

Cash and cash equivalents, end of period	$96,846	$118,436

Comparison of Nine Months Ended September 30, 2011 and 2010

The Company held $96.8 million and $102.9 million of cash and cash equivalents at September 30, 2011 and December 31, 2010, respectively. For the nine months ended September 30, 2011, net cash provided by operating activities was $110.6 million as compared to $131.6 million provided by net operating activities for the same period in 2010. The decrease in cash flow for the nine months ended September 30, 2011 primarily resulted from a $34.5 million cash transfer to provide collateral support for business written on our behalf, claims payments on third quarter 2011 catastrophes and severe storms, tornado losses in the second quarter of 2011 and winter storms in late December 2010. These were partially offset by the receipt of a $22.0 million Federal income tax refund in 2011.

Net cash flows used in investing activities were $91.4 million for the nine months ended September 30, 2011, compared to $215.3 million used in investing activities the nine months ended September 30, 2010. The cash outflows in 2010 primarily related to the purchase of OBPL on July 1, 2010.

The net cash flows used in financing activities for the nine months ended September 30, 2011, are primarily the result of the repurchase of common stock of $50.4 million and dividends paid of $20.5 million offset by cash obtained from capital leases of certain fixtures and equipment. In the nine months ended September 30, 2010, $145.6 million was provided by the issuance of convertible senior notes offset by $83.9 million of share repurchases and $11.4 million of dividends paid.

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

The Company entered into outstanding letters of credit totaling $65.0 million during the three months ended September 30, 2011 to support certain assumed reinsurance transactions. These letters of credit are collateralized by the Company.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities, although conditions affecting particular asset classes (such as conditions in the commercial and housing markets that affect commercial and residential mortgage-backed securities) can also be significant sources of market risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed-maturity securities as of September 30, 2011 was $2.5 billion.

For fixed-maturity securities, short-term liquidity needs and potential liquidity needs for our business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates as discussed more fully below under sensitivity analysis.

As of September 30, 2011, we had a total of $80.4 million of outstanding floating rate subordinated debentures underlying our trust preferred securities issued by our wholly owned statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. An additional $154.6 million of subordinated debentures will convert from fixed rate to floating rate in 2011 and 2012. In order to reduce the interest rate risk on the subordinated debentures, the Company entered into interest rate swap contracts with KeyBank National Association that are designed to convert $190 million of these outstanding borrowings from their respective floating rates to fixed rates ranging from 5.1% to 5.9%. These swaps mature in 2015.

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

For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of September 30, 2011.

The following table summarizes the estimated change in fair value on our fixed-maturity portfolio including preferred stocks and short-term investments based on specific changes in interest rates as of September 30, 2011:

Change in interest rate	Estimated Increase (Decrease) in Fair Value (in thousands)	Estimated Percentage Increase (Decrease) in Fair Value

300 basis point rise	$ (353,424)	-14.1%
200 basis point rise	(241,619)	-9.7%
100 basis point rise	(121,810)	-4.9%
As of September 30, 2011	-	-
100 basis point decline	118,809	4.8%

The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $121.8 million or (4.9%) based on a 100 basis point increase in interest rates as of September 30, 2011. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed-maturity investments.

Interest expense would also be affected by a hypothetical change in interest rates. As of September 30, 2011 we had $80.4 million of floating rate debt obligations, of which $40.0 million are hedged through our interest rate swaps. A 100 basis point increase in interest rates would increase annual interest expense by $0.4 million, pre-tax, a 200 basis point increase would increase interest expense by $0.8 million, pre-tax, and a 300 basis point increase would increase interest expense by $1.2 million on the $40.4 million in non-hedged floating rate debt obligations.

With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be an adjustment to amortization for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage-backed securities holdings had been purchased at significant discounts or premiums to par value. As of September 30, 2011, the par value of our residential mortgage-backed securities holdings was $425.9 million and the amortized cost of our residential mortgage-backed securities holdings was $423.6 million. This equates to an average price of 99.5% of par. Historically, few of our mortgage-backed securities were purchased at more than three points (below 97% and above 103%) from par, thus an adjustment in accordance with this GAAP guidance would not have a significant effect on investment income.

Furthermore, significant hypothetical changes in interest rates in either direction can affect principal redemptions, and therefore investment income, because of the residential mortgage securities in the portfolio. The residential mortgage-backed securities portion of the fixed-maturity securities portfolio totaled 18.0% as of September 30, 2011. Of this total, 25.5% was in agency pass-through securities, which have the highest amount of prepayment risk from declining rates. The remainder of our mortgage-backed securities portfolio is invested in agency planned amortization class collateralized mortgage obligations, non-agency residential non-accelerating securities, and commercial mortgage-backed securities.

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

We also bear credit risk on the premium deposits paid by our policyholders to our producers. Producers collect such premiums and remit them to us within prescribed periods. After the initial premium deposit is made to the producer, the Insurance Subsidiaries subsequently bill premiums directly to insureds. In New York State and other jurisdictions, premiums paid to producers by an insured may be considered to have been paid under applicable insurance laws and regulations, and the insured will no longer be liable to us for those amounts, whether or not we have actually received the premium payment from the producer. Consequently, we assume a degree of credit risk associated with producers. Due to the unsettled and fact specific nature of the law, we are unable to quantify our exposure to this risk.

Our interest rate swap contracts contain credit support annex provisions which require KeyBank National Association to post collateral if the swap fair values exceed an asset position of $5.0 million. As of September 30, 2011, the swaps had a fair value liability position of $7.0 million. The Company had collateral on deposit with the counterparty amounting to $7.2 million as of September 30, 2011.

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

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), concluded that the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011, the Company purchased no shares of its common stock from employees in connection with the vesting of restricted stock issued pursuant to its 2004 Long Term Equity Compensation Plan (the “Plan”). Shares withheld are at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.

The Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. In the nine months ended September 30, 2011, 2,179,494 shares of common stock were purchased under these programs.

The following table summarizes the Company’s stock repurchases for the three months ended September 30, 2011, and represents employees’ withholding tax obligations on the vesting of restricted stock and the share repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publically Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under Plan or Program

July 1 - 31, 2011	-	$-	-	$91,975,731
August 1 - 31, 2011	636,344	22.86	636,344	77,430,823
September 1 - 30, 2011	704,664	22.52	704,664	61,563,446

Total	1,341,008	$22.68	1,341,008

(1) Includes zero shares withheld to satisfy tax withholding amounts due from employees upon the receipt of previously restricted shares.

(2) Including commissions.

Item 6. Exhibits

10.1	Employment Agreement, dated as of October 18, 2011, by and between Tower Group, Inc. and William Dove, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 24, 2011

31.1	Chief Executive Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

32	Chief Executive Officer and Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

EX-101	INSTANCE DOCUMENT

EX-101	SCHEMA DOCUMENT

EX-101	CALCULATION LINKBASE DOCUMENT

EX-101	LABELS LINKBASE DOCUMENT

EX-101	PRESENTATION LINKBASE DOCUMENT

EX-101	DEFINITION LINKBASE DOCUMENT

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tower Group, Inc.
Registrant

Date: November 8, 2011	/s/ Michael H. Lee
Michael H. Lee Chairman of the Board, President and Chief Executive Officer

Date: November 8, 2011	/s/ William E. Hitselberger
William E. Hitselberger Executive Vice President and Chief Financial Officer