Form 10-K
period 2011-12-31
Tower Group, Inc.
filed 2012-02-29
CIK 1289592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from to

Commission File Number: 000-50990

Tower Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3894120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
120 Broadway, 31st Floor New York, New York	10271
(Address of principal executive offices)	(Zip Code)

(212) 655-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0l par value per share	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2011 (based on the closing price on the NASDAQ Global Select Market on such date) was $892,822,000.

As of February 21, 2012, the registrant had 39,221,102 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the registrant’s 2012 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”).

Item  1. Business

Overview

As used in this Form 10-K, references to the “Company”, “we”, “us”, or “our” refer to Tower Group, Inc. (“Tower”) and its insurance subsidiaries, managing general agencies and management companies. Tower is also the attorney-in-fact (“AIF”) for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together, the “Reciprocal Exchanges”). The Company does not have an ownership interest in the Reciprocal Exchanges but is required to consolidate their results for financial reporting purposes. A full listing of the subsidiaries of Tower Group, Inc. is included as Exhibit 21.1 to this Form 10-K.

Through our insurance subsidiaries, we offer a broad range of commercial, specialty and personal property and casualty insurance products and services to businesses in various industries and to individuals throughout the United States. All of our insurance subsidiaries are currently rated A- (Excellent) by A.M. Best Company, Inc. (“A.M. Best”). We provide these products on both an admitted and an excess and surplus (“E&S”) lines basis. Insurance companies writing on an admitted basis are licensed by the states in which they sell policies and are required to offer policies using premium rates and forms that are filed with state insurance regulators. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them the flexibility to change the coverage offered and the rate charged without the time constraints and financial costs associated with the filing process.

Business Segments

The Company presents its business results through three business segments: Commercial Insurance, Personal Insurance and Insurance Services. Each of these segments is described below.

For a summary of the Company’s revenue, expenses and underwriting income (pre-tax income for Insurance Services) by reportable business segment, see “Note 20 – Segment Information” of the notes to the Company’s consolidated financial statements.

Commercial Insurance Segment

Our Commercial Insurance segment offers property and casualty insurance products through several business units that serve customers in general commercial and specialty markets. Using our broad product line offering, we are able to provide a comprehensive product solution to our producers and allow them to place more business with us. In addition, our diversified business platform allows us to allocate our capital to profitable market lines of business and de-emphasize unprofitable market lines of business. We provide commercial lines products comprised of commercial package, general liability, workers’ compensation, commercial automobile, fire and allied, inland marine and commercial umbrella policies to businesses across different industries.

These products are underwritten and serviced through our 20 offices and distributed through 1,128 retail agents, 221 wholesale agents and 8 program underwriting agents (“PUA”). Approximately 55% of the direct premiums written by the Commercial Insurance segment in 2011 was from the northeastern United States. However, in the past several years we have expanded our Commercial business beyond the northeastern United States through acquisitions and by appointing wholesale agents in California, Texas and Florida.

Through our general commercial business units, we offer a broad and diversified range of property and casualty insurance products and services to small to mid-sized businesses throughout the United States. We further classify our business into different pricing and coverage tiers as well as different premium size categories to meet the specific needs of our customers. We offer our products on an admitted basis in the preferred, standard, and non-standard pricing and coverage tiers and on a non-admitted basis using our E&S coverage and pricing tier. For each of the preferred, standard, non-standard and E&S coverage and pricing tiers, we have developed different pricing, coverage and underwriting guidelines. For example, the pricing for the preferred risk sector is generally the lowest, followed by the pricing for the standard, non-standard and E&S lines of business. Underwriting guidelines are correspondingly stricter for preferred risks in order to justify the lower premium rates charged for these risks with guidelines becoming progressively less restrictive for standard, non-standard and E&S risks. We generally distribute policies for risks with preferred and standard underwriting characteristics through our retail agents and policies for risks with non-standard and E&S underwriting characteristics through our wholesale agents. In addition to categorizing our products into various pricing and coverage tiers, we further classify our products into the following premium size classes: under $25,000 (small), $25,000 to $150,000 (medium) and over $150,000 (large). We have underwritten specific classes of business in the real estate, retail, wholesale and service industries such as retail and wholesale stores, residential and commercial buildings, restaurants and artisan contractors, but are seeking to expand our product offerings for different industry groups.

Through our specialty commercial business units, we also offer insurance covering narrowly defined, homogeneous classes of business including Transportation, Professional Employers Organizations, Temporary Staffing Firms, Public Entities, Commercial Construction and Auto Dealerships produced through a select number of program underwriting agents, who have specialized underwriting expertise in the classes they underwrite and have established books of business with proven track records. We rely on our program underwriting agents for industry insight, regional underwriting knowledge and understanding of the specific risks in the niche markets we serve. We couple that knowledge with our disciplined underwriting practices, technology and systems capabilities to provide insurance programs and products customized to the needs of specialty markets customers. Our focus in the specialty market is on those classes of business traditionally underserved by standard property and casualty insurers due to the complex business knowledge, awareness of regional market conditions and investment required to achieve attractive underwriting profits. We believe this portion of the market is attractive because competition is based primarily on customer service, availability and continuity of insurance capacity, specialized policy forms, efficient claims handling and other value-added considerations, rather than just price. We maintain a disciplined underwriting approach to this business through conservative authority delegation and regular audits of underwriting and operational performance.

In 2011, we created two new business units, Customized Solutions products and Assumed Reinsurance that, collectively, generated $158.5 million of gross premiums written in 2011 The Customized Solutions unit focuses on developing new products or programs for large, select retail and wholesale agents using our internal staff to perform most of the underwriting product design and servicing rather than outsource these functions to program underwriting agents. The Assumed Reinsurance business is generally offered on a “quota share” basis to our customers, who are other insurance carriers or reinsurers. Under this type of arrangement, we generally receive an agreed upon proportion of premiums written by the insurance carrier, and share in all losses in the same proportion as the premiums received.

Personal Insurance Segment

Following the acquisition of OBPL on July 1, 2010, we consolidated the personal insurance business we obtained through the OBPL acquisition with personal insurance business previously written by us to form a single Personal Insurance segment.

The Personal Insurance segment offers a broad range of products designed to fit the insurance needs of most personal lines customers. Our products are distributed through a network of approximately 500 retail agents. Similar to our Commercial Insurance segment, the book of business is concentrated in the northeastern United States with 87% of the premium volume produced by agents in this region. This segment includes the business written in the Reciprocal Exchanges.

With the acquisition of the OneBeacon Personal Lines Division (“OBPL”), we acquired the OneChoice ® (“OneChoice”) suite of products. These multiple-pricing tier products include automobile, homeowners, package and ancillary personal lines coverages. The products rely on a sophisticated pricing model that incorporates individual risk characteristics along with rules based underwriting to derive prices that are commensurate with the risk. The products are delivered through a technology solution that focuses on ease of use for our agency partners. Agents can access the system through our proprietary portal or directly through their comparative rating systems. We work constantly to keep these products aligned with the changing insurance needs in the marketplace, and continuously refine our coverages and rating plans to maximize our market presence.

Our Personal Insurance segment also offers a separate set of homeowners and dwelling fire products that are primarily sold through wholesalers. The major markets are California, New Jersey and New York. These products are priced competitively for a wide spectrum of customers in underserved sectors of the markets. These products are also delivered through a web-based technology focused on ease of use for our distribution partners.

Insurance Services Segment

In our Insurance Services segment, we generate fees from performing various aspects of insurance company functions for other insurance companies, including underwriting, claims administration, operational and technology services. We provide these services through our managing general agencies and management companies.

Our primary source of fee income is from the Reciprocal Exchanges for which we manage the day-to-day operations in exchange for a management fee. This model allows us to use capital more efficiently and provides the company with a steady flow of fee income.

The following shows fee income for the years ended December 31, 2011, 2010 and 2009:

	$000,0000	$000,0000	$000,0000
	Year Ended December 31,
($ in millions)	2011	2010	2009

Management fee income	$29.3	$17.8	$-
Other revenue	1.6	2.1	5.1

Products and Services

Our diversified business platform allows us to provide a broad range of products in all 50 states. Our products include the following:

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

•

Workers’ Compensation. In our Commercial Insurance segment, we write workers’ compensation policies, which are a statutory coverage requirement in almost every state to protect employees in case of injury on the job, and the employers from liability for an accident involving an employee. We write workers’ compensation policies generally for small and medium-sized businesses as well as in programs targeted to specific industry classes, such as workers in the healthcare industry.

•

Commercial Automobile. In our Commercial Insurance segment, we write coverage for automobiles by providing automobile liability, physical damage insurance including commercial and personal automobile policies for both fleet and non-fleet risks (personal automobile business is described in the bullet below). We write commercial automobile policies that focus on business automobiles and small trucks for businesses other than transportation companies as well as for trucking businesses and other specialty transportation businesses.

•

Fire and Allied Lines and Inland Marine. We write fire and allied lines policies for individuals and businesses. Individual dwelling policies generally include personal property with optional liability coverage that provides an alternative to the homeowners policy for the personal lines customer. Commercial fire and allied lines policies provide protection for damage to commercial buildings and their contents, and these policies may be utilized in selected circumstances as an alternative to a commercial package policy. We write inland marine insurance protection for the property of businesses that is not at a fixed location and for items of personal property that are easily transportable, typically including builders risk, contractors’ equipment and installation, domestic transit and transportation, fine arts, property floaters and leased property. These products are offered by our Commercial Insurance and Personal Insurance segments through their respective distribution systems.

•

Personal Automobile. Our personal automobile policies provide coverage for liability and physical damage. Auto Liability covers Bodily Injury to others, damage to others’ property and the legal defense costs resulting from an accident caused by our insured. Physical Damage provides coverage to vehicles that have suffered losses from collision, theft, fire, vandalism or other causes.

•

Homeowners and Personal Dwellings. Our homeowners policy is a multiple-peril policy, providing property and liability coverages for one- and two-family, owner-occupied residences. We provide additional coverage to the homeowner for personal umbrella and personal inland marine. We write this business through our Personal Insurance segment.

•

Personal Package. The personal package policy is offered by relatively few companies, and this product provides our agents with a differentiated product that enhances our position in the marketplace. The package policy provides our insureds with coverage for both their home and automobile. Premiums associated with personal package are allocated to homeowners and umbrella and personal automobile in relation to the coverage provided. The package product automatically includes coverage enhancements not found in a standard mono-line policy. In addition, there is the ability to add additional coverage such as umbrella, boat and scheduled personal property. The policy offers the convenience of one insurance policy with a single bill.

Gross premiums written by product line for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year ended December 31,
($ in millions)	2011	2010	2009

Tower
Commercial multiple-peril	$418.7	$366.6	$369.8
Commercial other liability	179.6	157.0	124.2
Workers’ compensation	359.4	283.4	206.6
Commercial automobile	229.9	204.7	142.0
Fire and allied lines and inland marine	48.7	38.9	32.4
Homeowners and umbrella	267.3	234.2	167.7
Personal automobile	98.0	99.8	28.0

Total Tower	1,601.6	1,384.6	1,070.7

Reciprocals
Fire and allied lines and inland marine	12.7	-	-
Homeowners and umbrella	86.7	52.0	-
Personal automobile	109.9	59.8	-

Total Reciprocals	209.3	111.8	-

Consolidated totals	$1,810.9	$1,496.4	$1,070.7

Acquisitions

The Company completed the following acquisitions during the three year period ended December 31, 2011.

NAV PAC Division of Navigators Group, Inc. (“NAV PAC”)

On January 14, 2011, Tower obtained the renewal rights to the middle market commercial package and commercial automobile business underwritten through the NAV PAC division of Navigators Group, Inc. This business will allow us to continue to expand our middle market commercial product offering into certain niche classes of business. The underwriting personnel from NAV PAC became part of our recently formed Customized Solutions business unit focused on developing customized products for our key partner agents.

Renewal Rights of AequiCap Commercial Automobile (“AequiCap II”)

On November 2, 2010, Tower acquired the renewal rights to the commercial automobile liability and physical damage business of AequiCap Program Administrators Inc. (“AequiCap”), an underwriting agency based in Fort Lauderdale, Florida, for $12 million. The business subject to the agreement covers both trucking and taxi risks that are consistent with Tower’s current underwriting guidelines. Most of the employees of AequiCap II involved in the servicing of this commercial liability and physical damage business became employees of the Company.

OneBeacon Personal Lines Division (“OBPL”)

On July 1, 2010 the Company completed the acquisition of OBPL. The Company acquired Massachusetts Homeland Insurance Company, York Insurance Company of Maine and two management companies. The management companies are the attorneys-in-fact for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (collectively, the “Reciprocal Exchanges”). The consideration for this transaction was $167 million. Effective July 1, 2010, the Company entered into transition service agreements with OneBeacon Insurance Group, LLC (“OneBeacon”) whereby OneBeacon provides certain information technology and operational support to the Company for a certain period of time. This acquisition expanded the Company’s suite of personal lines insurance products to include private passenger automobile, homeowners, personal umbrella, and the signature package product, OneChoice CustomPac, which provides customers with one policy for all of their homeowners, automobile and umbrella needs.

Specialty Underwriters’ Alliance, Inc. (“SUA”)

On November 13, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of SUA, a holding company, for $107 million of the Company’s common stock, pursuant to the terms and conditions of an Amended and Restated Agreement and Plan of Merger executed on July 22, 2009 and effective as of June 21, 2009, by and among the Company, Tower S.F. Merger Corporation and SUA. In connection with the closing of the transaction, the Company issued an aggregate of 4.5 million shares of its common stock to SUA stockholders. SUA, a Delaware corporation headquartered in Chicago, Illinois, offers specialty commercial property and casualty insurance products through program underwriting agents that serve niche groups of insureds.

Renewal Rights of AequiCap Workers’ Compensation (“AequiCap I”)

On October 14, 2009, the Company completed the acquisition of the renewal rights to the workers’ compensation business of AequiCap. The acquired business primarily consists of small, low to moderate hazard workers’ compensation policies in Florida. During 2009, the Company entered into an agreement with AequiCap to provide claims handling services for workers’ compensation claims. Most of the employees of AequiCap I involved in the servicing of the workers’ compensation business became employees of the Company. The acquisition of this business expanded the Company’s regional presence in the Southeast.

HIG, Inc. (“Hermitage”)

On February 27, 2009, the Company completed the acquisition of Hermitage, a property and casualty insurance holding company, pursuant to a stock purchase agreement, from a subsidiary of Brookfield Asset Management Inc. for cash consideration of $130.1 million. Hermitage offers both admitted and E&S lines products. This transaction further expanded the Company’s wholesale distribution system nationally and established a network of retail agents in the Southeast.

CastlePoint Holdings, Ltd. (“CastlePoint”)

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

Organizational Structure

Our organizational structure is divided into three strategic centers: corporate, profit and service. The corporate center functions are performed from our headquarters located in downtown New York City and are comprised of Corporate Legal and Audit, Corporate Marketing and Communications, Finance, Human Resources & Corporate Administration and Actuarial and Risk Management. The service center functions encompass Operations, Technology and Claims and Legal Defense. The profit center functions include the three business centers, Underwriting, Marketing and Distribution and Operations.

In 2010, we established East and West zones to provide business development, underwriting, policyholders services and claims functions to the Commercial Insurance and Personal Insurance segments. The East zone is comprised of New England, the Mid-Atlantic and Southeast regions. The West zone includes our West, Southwest and Midwest regions. The following table shows the states that comprise each of our zones and regions:

East Zone
New England Region		Mid-Atlantic Region		Southeast Region
Connecticut Maine Massachusetts	New Hampshire Rhode Island Vermont	Delaware District of Columbia Maryland	New Jersey New York Pennsylvania	Alabama Florida Georgia Mississippi	North Carolina South Carolina Tennessee Virginia West Virginia

West Zone
Midwest Region		Southwest Region		West Region
Illinois Indiana Iowa Kentucky Michigan	Minnesota Missouri North Dakota Ohio South Dakota Wisconsin	Arkansas Colorado Kansas Louisiana Nebraska	New Mexico Oklahoma Texas Utah Wyoming	Alaska Arizona California Hawaii	Idaho Montana Nevada Oregon Washington

The East zone is headquartered in New York and has ten branches. The West zone is headquartered in Irvine, California and has four branches. Claims processing functions are located in New York, New Jersey, Maine, Massachusetts, Illinois, California,

Texas and Florida, and service both the East and West zones. In addition, we have five legal defense offices located in the East zone.

The following table shows the direct premiums written by region, premiums assumed and gross premiums written for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
($ in millions)	2011	Percent	2010	Percent	2009	Percent

East zone direct premiums written
New England	$217.8	12.0%	$138.4	9.2%	$45.4	4.2%
Mid-Atlantic	905.0	50.0%	786.3	52.5%	657.6	61.3%
Southeast	135.8	7.5%	125.2	8.4%	79.0	7.4%
West zone direct premiums written
Midwest	45.8	2.5%	25.3	1.7%	18.1	1.7%
Southwest	37.7	2.1%	50.5	3.4%	31.7	3.0%
West	349.9	19.3%	306.5	20.5%	158.0	14.8%
Assumed premiums	118.9	6.6%	64.2	4.3%	80.9	7.6%

Total gross premiums written	$1,810.9	100.0%	$1,496.4	100.0%	$1,070.7	100.0%

Distribution

We generate business through independent retail, wholesale and program underwriting agents (collectively, our “producers”). These producers sell policies for us as well as for other insurance companies. We carefully select our producers by evaluating several factors such as their need for our products, premium production potential, loss history with other insurance companies that they represent, product and market knowledge, and the size of the agency. We generally appoint producers with a total annual insurance premium volume greater than $10 million and we expect a new producer to be able to produce at least $500,000 in annual premiums for us during the first year and $1 million or more in annual premiums after three years. We select our program underwriting agents based upon their underwriting expertise in specific niche markets, type of business, size and profitability of the existing book of business.

Commissions incurred in 2011 and 2010 averaged 17.9% and 17.6% (excluding the Reciprocal Exchanges) of gross premiums earned, respectively. Our commission schedules are 1 to 2.5 points higher for wholesale than retail agents. Our commissions are also higher for program underwriting agents that perform additional underwriting and processing services on our behalf, including premium collection, policy issuance and data collection and from other insurance companies and Lloyd’s syndicates from which we have been assuming business. In our Commercial Insurance segment we also have a profit sharing plan that added 1/2 of 1 percent to overall commission rates in the past several years as well as contingent commissions that are tied to the loss ratio performance for each program. In our Personal Insurance segment, we have a profit sharing plan that added 3/4 of 1 percent to overall commission rates in the past several years.

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

In 2011, 44% of the Company’s total business was generated by wholesale agents, 31% from retail producers and 25% from program underwriting agents.

Our largest producers in 2011 were Northeast Agencies, Risk Transfer, NSM, Morstan General Agency and SRS. In the year ended December 31, 2011, these producers accounted for 7%, 5%, 5%, 4% and 3%, respectively, of the total of our gross premiums written. No other producer was responsible for more than 3% of our gross premiums written. Approximately 48% of the 2011 gross premiums written in the Commercial Insurance segment were produced by our top 39 producers representing 3% of our active agents, brokers and program underwriting agents. These producers each have annual written premiums of $5 million or more. As we build a broader geographic distribution base, we are increasing the number of producers writing significant premium volume for Tower, particularly with the addition of producers through acquisitions and territorial expansion in the northeastern United States and Southeast and Midwest regions.

The number of agencies and program underwriting agents from which we receive business is shown in the following table:

	December 31,
	2011	2010	2009

Retail Agencies	1,128	1,151	1,173
Wholesale Agencies	221	173	196
Program Underwriting Agents	8	13	20

Total	1,357	1,337	1,389

Underwriting

Our underwriting strategy is to seek diversification in our products and an appropriate business mix for any given year that will emphasize profitable lines of business and de-emphasize unprofitable lines. At the beginning of each year, we establish target premium levels and loss ratios for each line of business, which we monitor throughout the year on a monthly basis. If any line of business fails to meet its target loss ratio, a cross-functional team comprised of personnel from line underwriting, corporate underwriting, actuarial, claims and loss control departments will generally meet to develop corrective action plans that may involve revising underwriting guidelines, non-renewing unprofitable segments or entire lines of business and/or implementing rate increases. During the period of time that a corrective action plan is being implemented with respect to any product line that fails to meet its target loss ratio, premium for that product line is reduced or maintained depending upon its effect on our total loss ratio. To offset the reduction or lack of growth in premium volume for the products that are undergoing corrective action, we seek to expand our premium writings in existing profitable lines of business or add new lines of business with better underwriting profit potential.

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

Commercial Insurance business

With respect to the business written through our Commercial Insurance segment, we establish underwriting guidelines for all the products that we underwrite to ensure a uniform approach to risk selection, pricing and risk evaluation among our underwriters and to achieve underwriting profitability. The rules and guidelines may be customized for a particular region to recognize territorial differences. Our underwriting process involves securing an adequate level of underwriting information from our producers, inspections and surveys to identify and evaluate risk exposures and subsequently pricing the risks we choose to accept. For certain approved classes of commercial risks, we allow our producers to initially bind these risks utilizing rating criteria that we provide to them. Also, our web-based platforms, webPlus ® (“webPlus”) and Preserver Online, provide our producers with the capability to submit and receive quotes over the internet and contain our risk selection and pricing logic, thereby enabling us to streamline our initial submission and screening process. If the individual risk does not meet the initial submission and screening parameters contained within webPlus or Preserver Online, the risk is automatically referred to our assigned underwriter for specific offline review. See “Business—Technology.”

A majority of new business is subject to a post-bind inspection. These inspections generally take place within 60 days from the effective date of the policy, and are generally reviewed by underwriting within that 60-day period. If the inspection reveals that the risk insured under the policy does not meet our established underwriting guidelines, the policy is typically cancelled within the first 60 days from its effective date. If the inspection reveals that the risk meets our established underwriting guidelines but the policy was bound with incorrect rating information, the policy is amended through an endorsement based upon the correct information. We supplement the inspection by using online data sources to further evaluate the building value, claim experience, financial history and catastrophe exposures of the insured. In addition, we specifically tailor coverage to match the insured’s exposure and premium requirements. We complete internal file reviews and audits on a monthly, quarterly and annual basis to confirm that underwriting standards and pricing programs are being consistently followed. Our property risks are generally comprised of residential buildings, retail stores and restaurants covered under policies with low building and content limits. We carefully underwrite potential risks to limit our exposure to terrorism losses. Our underwriting guidelines are designed to avoid properties designated as, or in close proximity to, high profile or target risks, individual buildings over 25 stories and any site within 500 feet of major transportation centers, bridges, tunnels and other governmental or institutional buildings. In addition, we monitor the concentration of employees insured under our workers’ compensation policies and avoid writing risks with more than 100 employees in any one building. Please see “Risk Factors-Risks Related to Our Business.” We may face substantial exposure to losses from terrorism, and we are currently required by law to offer coverage against such losses.

We underwrite our products through our underwriting business units that are each headed by an underwriting manager, each having an average of over 25 years of experience in the property and casualty industry. These underwriting offices are supported by professionals in the corporate underwriting, actuarial, operations, business development and loss control departments. The corporate underwriting department is responsible for managing and analyzing the profitability of our entire book of business, supporting line underwriting with technical assistance, developing underwriting guidelines, granting underwriting authority, training, developing new products and monitoring underwriting quality control through audits. The underwriting operations department is responsible for developing workflows, conducting operational audits and providing technical assistance to the underwriting teams. The loss control department conducts loss control inspections on nearly all new commercial and personal lines business written, utilizing in-house loss control representatives and outside vendors. The business development department works with the underwriting teams to manage relationships with our producers.

The underwriting process utilized for the Commercial Insurance segment’s program business is based on our understanding of best industry practices and, as such, we consider the appropriateness of insuring the client by evaluating the quality of its management, its risk management strategy and its track record. In addition, we require each program that we underwrite to include significant information regarding the nature of the perils to be included and detailed aggregate information pertaining to the location(s) of the risks covered. We obtain available information on the client’s loss history for the perils being insured or reinsured, together with relevant underwriting considerations. In conjunction with testing each proposed program against our underwriting criteria, our underwriters evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital and corporate risk objectives. Our underwriting process integrates the actuarial, finance, operations, information technology, claims, legal and underwriting disciplines. We utilize our in-house actuarial staff as well as outside consultants, as necessary. The actuarial and underwriting estimates that we develop in our pricing analyses are explicitly tracked by program on a continuous basis through our underwriting audit and actuarial reserving processes. We require significant amounts of data from our clients and only accept business for which the data provided to us is sufficient for us to make an appropriate analysis. We may supplement the data provided to us by our clients with information from the Insurance Services Offices, Inc., the National Council on Compensation Insurance, Inc., other advisory rate-making associations and other organizations that provide projected loss cost data to their members.

Personal Insurance business

We underwrite our Personal Insurance business with a focus on achieving an underwriting profit in each of our products and territories. Underwriting guidelines are established by the Corporate Underwriting function and are reviewed and communicated with the branch underwriting operations. These guidelines are designed to target risks that we believe offer us the best opportunity for profit. They also ensure consistency in our approach to risk selection and pricing. Factors included in guidelines include prior loss history, driving record, and distance to coast among others.

Our underwriting process is designed so our system does most of the upfront underwriting and correctly places the risk in the appropriate rating tier. During the underwriting process, a series of underwriting reports are ordered to validate the information provided by the insured. These reports include financial responsibility, prior loss history and driving record. In addition, for property risks, we validate adherence to the selection criteria through geocoding, that is the use of geographic coordinates of a property, that can be correlated to the risk of brush fire or coastal risks, claims histories and inspection reports on the physical condition of the dwelling. All of this information is used to place the risk into the correct pricing tier. If an inspection reveals that a dwelling fails to meet the underwriting guidelines the policy is canceled within the first 60 days.

In addition to the risk selection process, we also believe that adequate pricing is critical to achieving an underwriting profit. We have a focused approach to our pricing analysis and regularly evaluate the rate adequacy of all of our products in all states. If we fail to achieve our target return in any market, we will adjust our underwriting and rates to ensure we return to expected performance levels. We are also willing to forego new business opportunities if we deem the risk to be inadequately priced.

Claims Management

We manage the claims function through our regional claims offices throughout the U.S. We also utilize third party administrators who specialize in handling certain types of claims, generally for our program business. In some situations, the program underwriting agent is also appointed by us as the third party administrator for claims for a particular program.

Our claims adjustors are assigned to cases based upon their expertise for various types of claims, and we monitor the results of the adjusters handling the claims using peer reviews and claim file audits. We monitor claims adjusting performed by third-party administrators similarly to how we monitor claims adjusting conducted by our own personnel. We maintain databases of the claims experience of each of our products, territories and programs results, and our claims managers work with our underwriters and actuaries to assess results and trends.

We establish case loss reserves for each claim based upon all of the facts available at the time to record our best estimate of the ultimate loss exposure for each claim. For third-party claims, we also establish reserves on a case-by-case basis for estimated defense and cost containment expenses, sometimes referred to as allocated loss adjustment expense reserves.

Competition

The insurance industry is highly competitive. Each year we attempt to assess and project market conditions when we develop prices for our products, but we cannot fully know our profitability until all claims have been reported and settled.

We compete with many insurance companies in each segment in which we write business, and we compete within our producers’ offices to write the types of business that we desire. Some of our competitors have more, and in some cases substantially more, capital and greater marketing and management resources than we have, and some of our competitors have greater name and brand recognition than we have, especially outside of the northeastern United States where we have more experience.

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

Within our admitted commercial and personal lines business, we compete with major U.S. insurers and certain underwriting syndicates, including large national companies such as Travelers Companies, Inc., Allstate Insurance Company, GEICO, Progressive Corporation and State Farm Insurance; regional insurers such as Selective Insurance Company, Harleysville Insurance Company, Hanover Insurance and Peerless Insurance Company and smaller, more local competitors such as Greater New York Mutual, Magna Carta Companies, MMG Insurance Company, Quincy Mutual Fire Insurance Company and Utica First Insurance Company. Our non-admitted binding authority and commercial business with general agents competes with Scottsdale Insurance Company, Admiral Insurance Company, Mt. Hawley Insurance Company, Navigators Group, Inc., Essex Insurance Company, Colony Insurance Company, Century Insurance Group, Nautilus Insurance Group, RLI Corp., United States Liability Insurance Group and Burlington Insurance Group, Inc. In our program business, we compete against companies that write program business such as QBE Insurance Group Limited, Delos Insurance Group, Am Trust Financial Services, Inc., RLI Corp., Chartis Inc., W.R. Berkley Corporation, Markel Corporation, Great American Insurance Group and Philadelphia Insurance Companies.

Loss and Loss Adjustment Expense Reserves

We are required to establish reserves for incurred losses that are unpaid, including reserves for claims and loss adjustment expenses, which represent the expenses of settling and adjusting those claims. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for insured and/or reinsured claims that have occurred at or before the balance sheet date, whether already known to us or not yet reported. Our policy is to establish these losses and loss reserves after considering all information known to us as of the date they are recorded.

Loss reserves fall into two categories: case reserves for reported losses and loss expenses associated with a specific reported insured claim, and reserves for incurred but not reported (“IBNR”) losses and loss adjustment expenses. We establish these two categories of loss reserves as follows:

•

Reserves for reported losses—When a claim is received from an insured, broker or ceding company, or claimant we establish a case reserve for the estimated amount of its ultimate settlement and its estimated loss expenses. We establish case reserves based upon the known facts about each claim at the time the claim is reported and may subsequently increase or reduce the case reserves as our claims department deems necessary based upon the development of additional facts about the claim.

•

IBNR reserves—We also estimate and establish reserves for loss and loss adjustment expense (“LAE”) amounts incurred but not yet reported, including expected development of reported claims. IBNR reserves are calculated as ultimate losses and LAE less reported losses and LAE. Ultimate losses are projected by using generally accepted actuarial techniques.

Loss reserves represent our best estimate, at a given point in time, of the ultimate settlement and administration cost of claims incurred. For workers’ compensation, our reserves are discounted for claims that are settled or expected to be settled as long-term annuity payments, and as of December 31, 2011 the total amount of this discount was $3.7 million, which relates to $232.2 million total reserves for workers’ compensation. To estimate loss reserves, we utilize information from our pricing analyses, actuarial analysis of claims experience by product and segment, and relevant insurance industry information such as loss settlement patterns for the type of business being reserved.

Since the process of estimating loss reserves requires significant judgment about a number of variables, such as fluctuations in inflation, judicial trends and changes in claims handling procedures, our ultimate liability may exceed or be less than these estimates. We revise reserves for losses and loss expenses as additional information becomes available and reflect adjustments, if any, in earnings in the periods in which they are determined.

We engage independent external actuarial specialists, from time to time, to review specific pricing and reserving methods and results. We also engage an independent external actuarial specialist to opine on the statutory reserves that are recorded at our insurance subsidiaries.

A reconciliation of loss and LAE reserves from the beginning of the year to the end of the year for the three years ended December 31, 2011, 2010 and 2009 is included in the footnotes to the financial statements included in this Form 10-K.

Loss and loss adjustment expenses

Our claims reserving practices are designed to set reserves that in the aggregate are adequate to pay all claims at their ultimate settlement value. Shown below is the loss reserve development for business written each year from 2001 through 2011. The table portrays the changes in our loss and LAE reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year.

The first line of the table shows, for the years indicated, our net reserve liability including the reserve for incurred but not reported losses as originally estimated. For example, as of December 31, 2001 we estimated that $8.6 million would be a sufficient reserve to settle all claims not already settled that had occurred prior to December 31, 2001 whether reported or unreported to us. The next section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. For example, with respect to the net losses and loss expense reserve of $8.6 million as of December 31, 2001, by December 31, 2011 (ten years later) $10.5 million had actually been paid in settlement of the claims.

The next section of the table sets forth the re-estimations in later years of incurred losses, including payments, for the years indicated. For example, as reflected in that section of the table, the original reserve of $8.6 million was re-estimated to be $14.6 million at December 31, 2011. The increase from the original estimate is caused by a combination of factors, including: (1) claims being settled for amounts different than originally estimated, (2) reserves being increased or decreased for claims remaining open as more information becomes known about those individual claims and (3) more or fewer claims being reported after December 31, 2001 than anticipated.

The “cumulative redundancy/ (deficiency)” represents, as of December 31, 2011, the difference between the latest re-estimated liability and the reserves as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For example, as of December 31, 2011 and based upon updated information, we re-estimated that the reserves which were established as of December 31, 2010 had a $20.8 million redundancy as compared to the original net liability estimated at December 31, 2010.

The bottom part of the table shows the impact of reinsurance reconciling the net reserves shown in the upper portion of the table to gross reserves.

	Year ended December 31,
($ in millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

Original Net Liability	8.6	15.5	24.4	36.9	101.7	192.5	311.7	312.8	932.3	1,327.7	1,312.4
Cumulative payments as of:
One year later	2.9	4.1	7.5	10.9	13.7	49.5	102.4	111.4	375.8	488.9
Two years later	4.9	6.7	11.9	4.5	36.7	90.9	163.8	178.4	492.6
Three years later	6.4	9.1	2.9	16.8	60.6	120.0	205.7	210.1
Four years later	7.2	4.5	11.7	30.2	73.9	137.7	229.1
Five years later	6.7	8.9	17.8	34.9	82.1	144.9
Six years later	7.8	11.7	20.8	39.1	87.2
Seven years later	8.3	13.4	24.4	39.5
Eight years later	8.6	14.9	24.9
Nine years later	10.1	15.5
Ten years later	10.5

Net liability re-estimated as of:
One year later	11.5	15.6	24.2	36.6	101.0	191.1	303.9	312.5	937.6	1,306.9
Two years later	11.3	14.7	24.8	40.7	101.5	178.3	288.1	324.0	974.3
Three years later	10.5	16.5	29.0	48.3	99.5	171.4	293.0	343.3
Four years later	11.9	19.6	36.2	45.3	96.6	173.4	303.4
Five years later	13.3	25.1	33.6	40.2	97.9	176.0
Six years later	15.7	23.0	27.9	41.6	102.5
Seven years later	13.8	17.0	29.8	43.5
Eight years later	10.8	18.1	31.9
Nine years later	12.1	20.7
Ten years later	14.6

Cumulative Net redundancy/ (deficiency)	(6.0)	(5.2)	(7.5)	(6.6)	(0.8)	16.5	8.3	(30.5)	(42.0)	20.8
Reinsurance Commutations	0.5	8.0	10.3	10.2	10.3	-	-	-	-	-
Cumulative net redundancy/ (deficiency) excluding
Reinsurance Commutations	(5.5)	2.8	2.8	3.6	9.5	16.5	8.3	(30.5)	(42.0)	20.8
Net reserves	8.6	15.5	24.4	36.9	101.7	192.5	311.7	312.8	932.3	1,327.7	1,312.4
Ceded reserves	29.0	50.2	75.1	91.8	97.0	110.0	189.5	222.2	199.7	282.7	319.7

Gross reserves	37.6	65.7	99.5	128.7	198.7	302.5	501.2	535.0	1,132.0	1,610.4	1,632.1

Net re-estimated	14.6	20.7	31.9	43.5	102.5	176.0	303.4	343.3	974.3	1,306.9
Ceded re-estimated	34.8	48.6	70.4	85.2	84.5	90.5	167.7	220.0	201.0	323.4

Gross re-estimated	49.4	69.3	102.3	128.7	187.0	266.5	471.1	563.3	1,175.3	1,630.3

Cumulative gross redundancy/ (deficiency)	(11.8)	(3.6)	(2.8)	-	11.7	36.0	30.1	(28.3)	(43.3)	(19.9)

(1) The cumulative payments, net liabilities and net deficiencies are affected by commutations. We commuted several reinsurance treaties in 2001. These commutations had the effect of lowering the cumulative payments by $0.2 million in 2001, $6.9 million in 2002, $8.6 million in 2003, $8.5 million in 2004 and $8.5 million in 2005 and contributed to net deficiencies of $0.5 million in 2001, $8.0 million in 2002, $10.3 million in 2003, $10.2 million in 2004 and $10.3 million in 2005.

(2) The net reserve increases reflected in the above table for 2008 and 2009 resulted primarily from adverse development in the commercial multi-peril liability, other liability, and auto liability lines partially offset by favorable development in the property lines and by favorable changes to unallocated loss adjustment expense reserves. The net reserve decrease for 2010 is primarily due to favorable development in personal lines, partially offset by adverse development in commercial lines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

(3) Reciprocal Exchanges net reserves of $125.0 million and $159.9 million are included in the ending reserves at December 31, 2011 and 2010, respectively.

Analysis of Reserves

The following table shows our estimated net outstanding case loss reserves and IBNR for loss and LAE by line of business as of December 31, 2011 and 2010:

	2011			2010
	Case Loss			Case Loss
($ in millions)	Reserves	IBNR	Total	Reserves	IBNR	Total

Tower
Commercial multiple-peril	$192.2	$102.9	$295.1	$218.9	$146.0	$364.9
Commercial other liability	115.7	99.9	215.6	136.2	102.1	238.3
Workers’ compensation	168.5	102.8	271.3	135.0	61.2	196.2
Commercial automobile	109.3	68.9	178.2	74.2	91.1	165.3
Fire and allied lines	8.0	2.4	10.4	8.0	0.3	8.3
Homeowners and umbrella	69.9	33.4	103.3	48.0	20.7	68.7
Personal automobile	82.2	31.3	113.5	67.7	58.4	126.1

Total Tower	745.8	441.6	1,187.4	688.0	479.8	1,167.8

Reciprocal Exchanges
Fire and allied lines	4.0	4.2	8.2	5.8	4.5	10.3
Homeowners and umbrella	10.8	18.6	29.4	12.3	13.9	26.2
Personal automobile	59.5	27.9	87.4	62.2	61.2	123.4

Total Reciprocal Exchanges	74.3	50.7	125.0	80.3	79.6	159.9

Consolidated total, all lines	$820.1	$492.3	$1,312.4	$768.3	$559.4	$1,327.7

In 2011, we recognized favorable development in our net losses from prior accident years of $20.8 million, comprised of $17 million unfavorable development excluding the reciprocals and $37.8 million favorable development in the Reciprocal Exchanges. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

We carefully monitor our gross, ceded and net loss reserves by segment and line of business to ensure that they are adequate, since a deficiency in reserves may result in or indicate inadequate pricing on our products and may impact our financial condition.

The following table shows the net loss and LAE ratios by line of business for the years ended December 31, 2011, 2010 and 2009:

	2011			2010
		Reciprocal			Reciprocal
	Tower	Exchanges	Total	Tower	Exchanges	Total	2009

Commercial multiple-peril	61.9%	n/a	61.9%	58.3%	n/a	58.3%	50.0%
Commercial other liability	59.8%	n/a	59.8%	57.1%	n/a	54.7%	50.3%
Workers’ compensation	72.3%	n/a	72.3%	55.3%	n/a	55.3%	60.1%
Commercial automobile	70.2%	n/a	70.2%	74.9%	n/a	79.2%	61.1%
Fire and allied lines	78.4%	34.2%	75.9%	40.5%	18.6%	37.2%	53.3%
Homeowners and umbrella	65.0%	64.8%	65.0%	47.4%	59.1%	50.0%	52.2%
Personal automobile	62.7%	52.6%	58.2%	68.5%	79.2%	72.2%	92.2%

All lines	67.6%	55.8%	66.2%	59.9%	66.3%	60.7%	55.6%

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

The table below shows the range of the reserves estimates by line of business. The ranges were derived based upon the alternative methods for each line of business and accident year, which we believe reflects reasonably likely outcomes, although even further variation could result based upon other changes in loss development patterns, variation in expected loss ratios or variation from external impacts that might affect claims payouts. We believe the results of the sensitivity analysis, which are summarized in the table below, constitute a reasonable range of expected outcomes of our reserves for net loss and LAE at December 31, 2011:

	Range of Reserve Estimates
($ in millions)	High	Low	Carried

Tower
Commercial multiple-peril	$369.0	$265.7	$295.1
Commercial other liability	291.1	194.1	215.6
Workers’ compensation	325.5	244.2	271.3
Commercial automobile	204.9	169.2	178.2
Fire and allied lines	11.4	9.3	10.4
Homeowners and umbrella	118.8	87.8	103.3
Personal automobile	118.6	107.8	113.5

Total Tower	$1,439.3	$1,078.1	$1,187.4

Reciprocal Exchanges
Fire and allied lines	9.0	7.3	8.2
Homeowners and umbrella	33.8	25.0	29.4
Personal automobile	91.4	83.1	87.4

Total Reciprocal Exchanges	134.2	115.4	125.0

Consolidated total	$1,573.5	$1,193.5	$1,312.4

If the Company had recorded reserves at the high end of the range, net reserves would have increased by $261.1 million, or 19.9%. If the Company had recorded reserves at the low end of the range, net reserves would have decreased by $118.9 million, or 9.1%.

We are not aware of any claims trends that have emerged or that would cause future adverse development that have not already been considered in existing case reserves and in our current loss development factors.

While our reserves are set based upon our current best estimates, there are no assurances that future loss development and trends will be consistent with our past loss development history or those estimates, and so adverse loss reserve development remains a risk factor to our business. See “Risk Factors—Risks Related to Our Business—If our actual loss and LAE exceed our loss and LAE reserves, our financial condition and results of operations could be significantly adversely affected.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Loss and Loss Adjustment Expense Reserves.”

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

The Company’s investment strategy is intended to manage investment risk based on the organization’s ability to accept such risk. The investment strategy is intended to:

•	Maintain adequate liquidity and capital to meet the organization’s responsibility to policyholders;

•	Provide a consistent level of income to support the Company’s profitability and contribute to the growth of capital;

•	Seek to grow the value of assets over time, thereby increasing the Company’s capital strength; and

•	Mitigate investment risk, including managing duration, credit quality, market and currency risk and issuer and industry concentrations.

We monitor the quality of investments, duration, sector mix, and actual and expected investment returns. Investment decision-making is guided by general economic conditions as well as management’s forecast of our cash flows, including the nature and timing of our expected liability payouts and the possibility that we may have unexpected cash demands, for example, to satisfy claims due to catastrophic losses. We expect our investment portfolio will continue to consist mainly of highly rated and liquid fixed-income securities; however, we may invest a portion of our funds in other asset types including common equity investments, real estate, preferred securities, partnerships, hedge funds, other pooled investments and non-investment grade bonds.

Our investment guidelines require compliance with applicable government regulations and laws. Without the approval of our board of directors, we cannot purchase financial futures, options or other derivatives. We expect the majority of our investment holdings to continue to be denominated in U.S. dollars. We report overall investment results to the board of directors on a quarterly basis.

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

A.M. Best has assigned each of our insurance company subsidiaries a Financial Strength rating of A- (Excellent), which is the fourth highest of fifteen rating levels. A.M. Best has assigned a positive outlook to its assigned ratings.

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

Regulatory Matters

Our insurance subsidiaries are subject to extensive governmental regulation and supervision in the U.S., and our reinsurance subsidiary, CastlePoint Reinsurance Company, Ltd. (“CastlePoint Re”), is subject to governmental regulation in Bermuda. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations, generally administered by a department of insurance in each jurisdiction relate to, among other things:

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

Regulation

U.S. Insurance Holding Company Regulation of Tower

Tower, as the parent of the insurance subsidiaries, is subject to the insurance holding company laws of New York, Florida, Illinois, Maine, Massachusetts, New Hampshire and New Jersey, the domestic jurisdictions of the insurance subsidiaries, and California, in which one of our insurance subsidiaries is considered to be commercially domiciled under the laws of that state. These laws generally require the insurance subsidiaries to register with their respective domiciliary state Insurance Department (“Insurance Department”) and to furnish annually financial and other information about the operations of companies within the holding company system. Generally under these laws, all material transactions among companies in the holding company system to which an insurance subsidiary is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and reasonable and, if material or of a specified category, require prior notice and approval or non-disapproval by the Insurance Department.

In December of 2010, the National Association of Insurance Commissioners (“NAIC”) adopted final revisions to a proposed model act and a model regulation for governing insurance holding company systems (the “Amended Model Act”). The Amended Model Act requires insurers or reinsurers licensed in such state to submit greater information to state regulators about parent companies or other affiliates within the holding company system and to permit regulators to assess the “enterprise risk” within a holding company system.

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

Legislative Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of Federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

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

In 2011, three of Tower’s smaller insurance subsidiaries and one of the Reciprocal Exchanges had three or more ratios departing from the Usual Values. All other Tower insurance subsidiaries had none, one or two ratios departing from the Usual Values.

For one of Tower’s insurance subsidiaries, four ratios were outside the Usual Values primarily due to growth from the AequiCap I and II renewal rights acquisitions as well as an affiliated reinsurance agreement whereby this entity cedes 90% of its underwriting results to another Tower insurance subsidiary. The following ratios were outside the Usual Values for this entity: (i) change in net premium written, (ii) adjusted liabilities to liquid assets, (iii) gross agent’s balances to policyholder surplus, and (iv) investment yields.

Two other Tower insurance subsidiaries recorded ratios outside the Usual Values which were driven primarily by their lower levels of statutory surplus relative to their participation in an overall internal Tower Group pooling arrangement. For one of these entities, the ratios outside the Usual Values were: (i) adjusted liabilities to liquid assets, (ii) gross agent balances to policyholder services, (iii) estimated current reserve deficiency to policyholder services, and (iv) investment yield. The other entity’s ratios outside the Usual Values include: (i) adjusted liabilities to liquid assets, (ii) estimated current reserve deficiency to policyholder surplus, and (iii) gross premium written to policyholder surplus.

The Reciprocal Exchange experienced catastrophe losses from Hurricane Irene which resulted in the following ratios to be outside the Usual Values: (i) gross change in policyholder surplus, (ii) change in adjusted policyholder surplus, (iii) two year overall operating ratio, and (iv) gross agents’ balances (in collection) to policyholder’s surplus.

State Dividend Limitations

Tower’s ability to receive dividends from its insurance subsidiaries is restricted by the state laws and insurance regulations of the insurance subsidiaries’ domiciliary states. As of December 31, 2011, the maximum distribution that our U.S. insurance subsidiaries could pay without prior regulatory approval was approximately $29.3 million and the maximum return of capital available from CastlePoint Re without permission was $61.0 million. The other insurance subsidiaries are subject to similar restrictions, usually related to policyholders’ surplus, unassigned funds or net income, and notice requirements of their domiciliary state.

Risk-Based Capital Regulations

The Insurance Departments require domestic property and casualty insurers to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow the Insurance Departments to identify potential weakly-capitalized companies. Under the formula, a company determines its risk-based capital by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). At December 31, 2011, risk-based capital levels of our insurance subsidiaries exceeded the minimum level that would trigger regulatory attention.

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

U.S. generally accepted accounting principles (“GAAP”) are concerned with a company’s solvency, but it is also concerned with other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as opposed to SAP.

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

In none of the past five years has the assessment in any year levied against our insurance subsidiaries been material. Property and casualty insurance company insolvencies or failures may result in additional security fund assessments to our insurance subsidiaries at some future date. At this time we are unable to determine the impact, if any such assessments may have on the consolidated financial position or results of operations. We have established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings and assessments by the various workers’ compensation funds. See “Note 16 —Contingencies” in the notes to our audited consolidated financial statements included elsewhere in this report.

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

Management Companies

The activities of our managing general agencies and management companies are subject to licensing requirements and regulation under the laws of New York, Delaware, Florida and other states where they do business. The businesses of these companies depend on the validity of, and continued good standing under, the licenses and approvals pursuant to which they operate, as well as compliance with pertinent regulations.

Reinsurance

We purchase reinsurance to reduce our net liability on individual risks, to protect against possible catastrophes, to achieve a target ratio of net premiums written to policyholders’ surplus or to expand our underwriting capacity. Reinsurance coverage can be purchased on a facultative basis when individual risks are reinsured or on a treaty basis when a class or type of business is reinsured. We may purchase facultative reinsurance to provide limits in excess of the limits provided by our treaty reinsurance. Treaty reinsurance falls into three categories: quota share (also called pro rata), excess of loss and catastrophe treaty reinsurance. Under our quota share reinsurance contracts, we cede a predetermined percentage of each risk for a class of business to the reinsurer and recover the same percentage of losses and LAE on the business ceded. We pay the reinsurer the same percentage of the original premium, less a ceding commission. The ceding commission rate is based upon the ceded loss ratio on the ceded quota share premiums earned and in certain contracts is adjusted for loss experience under those contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Ceding commissions earned.” Under our excess of loss treaty reinsurance, we cede all or a portion of the liability in excess of a predetermined deductible or retention. We also purchase catastrophe reinsurance on an excess of loss basis to protect ourselves from an accumulation of certain net loss exposures from a catastrophic event or series of events such as windstorms, hailstorms, tornadoes, hurricanes, earthquakes, blizzards, freezing temperatures, riots and terrorist acts (for personal lines business). We generally do not receive any commission for ceding business under excess of loss or catastrophe reinsurance agreements.

The type, cost and limits of reinsurance we purchase can vary from year to year based upon our desired retention levels and the availability of quality reinsurance at acceptable prices, terms and conditions. Our excess of loss reinsurance and quota share programs were effective in 2011 and renewed on January 1, 2012. Our catastrophe reinsurance program was renewed July 1, 2011.

In an effort to maintain capacity for our business with favorable commission levels, we have accepted loss ratio caps in certain of our reinsurance treaties. Loss ratio caps curtail a reinsurers’ liability for losses above a specified loss ratio. These provisions have been structured to provide reinsurers with some limit on the amount of potential loss being assumed, while maintaining the transfer of significant insurance risk with the possibility of a significant loss to the reinsurers. We believe our reinsurance arrangements qualify for reinsurance accounting in accordance with GAAP and SAP guidance.

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

To further minimize our exposure to reinsurance recoverables, certain of our reinsurance agreements were placed on a “funds withheld” basis under which ceded premiums written are deposited in segregated trust funds from which we receive payments for losses and ceding commission adjustments. Our reinsurance receivables from non-admitted reinsurers are collateralized either by Letter of Credit or New York Regulation 114 compliant trust accounts.

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

On December 26, 2007, the President signed the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “2007 Act”) which extends TRIEA for seven years through December 31, 2014. The 2007 Act maintains the same triggering event size of $100 million, company deductible of 20%, industry retention of $27.5 billion, federal share of 85% and program aggregate insured loss limit of $100 billion put in place by TRIEA. The 2007 Act extends coverage to domestic terrorism and requires additional notice to policyholders regarding the $100 billion program limit.

Employees

As of December 31, 2011, we had 1,417 full-time employees. None of these employees is covered by a collective bargaining agreement. We have employment agreements with a number of our senior executive officers. The remainder of our employees are “at-will” employees.

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

Glossary of Selected Insurance Terms

Accident year	The year in which an event occurs, regardless of when any policies covering it are written, when the event is reported, or when the associated claims are closed and paid.
Acquisition expense	The cost of acquiring both new and renewal insurance business, including commissions to agents or brokers and premium taxes.
Agent	One who negotiates insurance contracts on behalf of an insurer. The agent receives a commission for placement and other services rendered. Retail agents serve as intermediaries between the individual insureds and an insurer, managing general agent or wholesale broker to secure coverage for the insured. Wholesale agents serve as intermediaries between retail agents and the insurer and do not deal directly with individual insureds.
Attorney-in-fact	A person or corporate entity who holds power of attorney, and therefore is legally designated to transact business and execute documents on behalf of another person or, in Tower’s case, administers the Reciprocal Exchanges, including paying losses, investing premium inflows, recruiting new members, underwriting the inflow of new business, underwriting renewal business, receiving premiums, and exchanging reinsurance contracts.
Broker	One who negotiates insurance or reinsurance contracts between parties. An insurance broker negotiates on behalf of an insured and a primary insurer. A reinsurance broker negotiates on behalf of a primary insurer or other reinsured and a reinsurer. The broker receives a commission for placement and other services rendered.
Case reserves	Loss reserves established by claims personnel with respect to individual reported claims.
Casualty insurance and/or reinsurance	Insurance and/or reinsurance that is concerned primarily with the losses caused by injuries to third persons (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting there from.
Catastrophe reinsurance	A form of excess of loss property reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event.
Cede; ceding company	When an insurance company reinsures its risk with another, it “cedes” business and is referred to as the “ceding company.”
Clash coverage	A form of reinsurance that covers the cedant’s exposure to multiple retentions that may occur when two or more of its insureds suffer a loss from the same occurrence. This reinsurance covers the additional retentions.
Combined ratio	The sum of losses and LAE, acquisition expenses, operating expenses and policyholders’ dividends, all divided by net premiums earned.
Direct premiums written	The amounts charged by a primary insurer for the policies that it underwrites.
Excess and surplus lines	Excess insurance refers to coverage that attaches for an insured over the limits of a primary policy or a stipulated self-insured retention. Policies are bound or accepted by carriers not licensed in the jurisdiction where the risk is located, and generally are not subject to regulations governing premium rates or policy language. Surplus lines risks are those risks not fitting normal underwriting patterns, involving a degree of risk that is not commensurate with standard rates and/or policy forms, or that will not be written by standard carriers because of general market conditions.
Excess of loss reinsurance	The generic term describing reinsurance that indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified dollar amount, called a “layer” or “retention.” Also known as non-proportional reinsurance.
Expense ratio	Expense ratio is equal to underwriting expenses divided by earned premiums.

Funds held	The holding by a ceding company of funds usually representing the unearned premium reserve or the outstanding loss reserves applied to the business it cedes to a reinsurer.
Gross premiums written	Total premiums for direct insurance and reinsurance assumed during a given period.
Incurred but not reported (“IBNR”) reserves	Loss reserves for estimated losses that have been incurred but not yet reported to the insurer or reinsurer.
Incurred losses	The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for claims that have occurred but have not yet been reported to the insurer (“IBNR”).
Lloyd’s syndicate	A group of names at Lloyd’s of London who have entrusted their assets to a team of underwriters who underwrite on behalf of the group.
Loss adjustment expenses (“LAE”)	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.
Loss and LAE ratio	Loss and LAE ratio is equal to losses and LAE incurred divided by earned premiums.
Loss reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments that the insurer or reinsurer believes it will ultimately be required to pay with respect to insurance or reinsurance it has written. Reserves are established for losses and for LAE and consist of case reserves and IBNR. Reserves are not, and cannot be, an exact measure of an insurers’ ultimate liability.
Managing general agent	A person or firm authorized by an insurer to transact insurance business who may have authority to bind the insurer, issue policies, appoint producers, adjust claims and provide administrative support for the types of insurance coverage pursuant to an agency agreement.
Net premiums earned	The portion of net premiums written that is earned during a period and recognized for accounting purposes as revenue.
Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers or retrocessionaires during such period.
Primary insurer	An insurance company that issues insurance policies to consumers or businesses on a first dollar basis, sometimes subject to a deductible.
Pro rata, or quota share, reinsurance	A form of reinsurance in which the reinsurer shares a proportional part of the ceded insurance liability, premiums and losses of the ceding company. Pro rata, or quota share, reinsurance also is known as proportional reinsurance or participating reinsurance.
Program underwriting agent	An insurance intermediary that underwrites program business by aggregating business from retail and wholesale agents and performs certain functions on behalf of insurance companies, including underwriting, premium collection, policy form design and other administrative functions to policyholders.
Property insurance and/or reinsurance	Insurance and/or reinsurance that indemnifies a person with an insurable interest in tangible property for his property loss, damage or loss of use.
Reciprocal exchange	Unincorporated association with each insured insuring the other insureds within the association. (Thus, each participant in this pool is both an insurer and an insured.) An attorney-in-fact administers the exchange. Members share profits and losses in the same proportion as the amount of insurance purchased from the exchange by that member.
Reinsurance	A transaction whereby the reinsurer, for consideration, agrees to indemnify the reinsured company against all or part of the loss the company may sustain under the policy or policies it has issued. The reinsured may be referred to as the original or primary insurer or the ceding company.
Renewal retention rate	The current period renewal premium, excluding pricing, exposure and policy form changes, as a percentage of the total premium available for renewal.

Retention, retention layer	The amount or portion of risk that an insurer or reinsurer retains for its own account. Losses in excess of the retention layer are reimbursed to the insurer or reinsurer by the reinsurer or retrocessionaire. In proportional treaties, the retention may be a percentage of the original policy’s limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.
Retrocession; retrocessionaire	A transaction whereby a reinsurer cedes to another reinsurer, known as a retrocessionaire, all or part of the reinsurance it has assumed. Retrocession does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured
Statutory accounting principles (“SAP”)	Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by state insurance regulatory authorities and the NAIC.
Statutory or policyholders’ surplus; statutory capital and surplus	The excess of admitted assets over total liabilities (including loss reserves), determined in accordance with SAP.
Third party administrator	A service group who provides various claims administration, risk management, loss prevention and related services, primarily to self-insured clients under a fee arrangement or to insurance carriers on an unbundled basis. No insurance risk is undertaken in the arrangement.
Treaty reinsurance	The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a “treaty”) between a primary insurer or other reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all agreed-upon types or categories of risks originally written by the primary insurer or reinsured.
Underwriting	The insurer’s/reinsurer’s process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.
Unearned premium	The portion of a premium representing the unexpired portion of the exposure period as of a certain date.
Unearned premium reserve	Liabilities established by insurers and reinsurers to reflect unearned premiums which are usually refundable to policyholders if an insurance or reinsurance contract is canceled prior to expiration of the contract term.

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

•	the effects of acts of terrorism or war;

•	developments in the world’s financial and capital markets that could adversely affect the performance of our investments;

•	changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	changes in acceptance of our products and services, including new products and services;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	changes in the percentage of our premiums written that we cede to reinsurers;

•	decreased demand for our insurance or reinsurance products;

•	loss of the services of any of our executive officers or other key personnel;

•	the effects of mergers, acquisitions or divestitures;

•	changes in rating agency policies or practices;

•	changes in legal theories of liability under our insurance policies;

•	changes in accounting policies or practices;

•	changes in general economic conditions, including inflation, interest rates and other factors;

•	disruptions in Tower’s business arising from the integration of acquired businesses into Tower and the anticipation of potential or pending acquisitions or mergers; and

•	currently pending or future litigation or governmental proceedings.

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

Item 1A. Risk Factors

An investment in our common stock involves a number of risks. You should carefully consider the following information about these risks, together with the other information contained in this Form 10-K, in considering whether to invest in or hold our common stock. Additional risks not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Any of the risks described below could result in a significant or material adverse effect on our financial condition or results of operations and a corresponding decline in the market price of our common stock. You could lose all or part of your investment.

This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Form 10-K. See “Business—Note on Forward-Looking Statements.”

Risks Related to Our Business

If our actual loss and loss adjustment expense reserves exceed our loss and loss adjustment expense reserves, our financial condition and results of operations could be significantly adversely affected.

Our results of operations and financial condition depend upon our ability to estimate the potential losses associated with the risks that we insure and reinsure. We estimate loss and loss adjustment expense reserves to cover our estimated liability for the payment of all losses and loss adjustment expenses incurred under the policies that we write. Loss and loss adjustment expense reserves include case reserves, which are established for specific claims that have been reported to us, and reserves for claims that have been incurred but not reported (“IBNR”). To the extent that loss and loss adjustment expenses exceed our estimates, we will be required to immediately recognize the less favorable experience and increase loss and loss adjustment expense reserves, with a corresponding reduction in our net income in the period in which the deficiency is identified.

Although loss reserves on property lines of business tend to be relatively predictable from an actuarial standpoint, the reserving process for losses on the liability coverage portions of our commercial and personal lines policies possesses characteristics that make case and IBNR reserving inherently less susceptible to accurate actuarial estimation. Unlike property losses, liability losses are claims made by third parties of which the policyholder may not be aware and which therefore may be reported a significant amount of time, sometimes years, after the occurrence. As liability claims most often involve claims of bodily injury, assessment of the proper case reserve is a far more subjective process than claims involving property damage. In addition, the determination of a case reserve for a liability claim is often without the benefit of information, which develops slowly over the life of the claim and can subject the case reserve to substantial modification well after the claim was first reported. Numerous factors impact the liability case reserving process, including venue, the amount of monetary damage, the permanence of the injury, and the age of the claimant among other factors.

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

Our insurance subsidiaries currently write over half of their business in the northeast U.S. As a result, a single catastrophe occurrence, destructive weather pattern, terrorist attack, regulatory development or other condition or general economic trend affecting the region within which we conduct much of our business could adversely affect our financial condition or results of operations more significantly than that of other insurance companies that conduct business across a broader geographical area.

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

If we cannot obtain adequate reinsurance protection for the risks we have underwritten, we may be exposed to greater losses from these risks or we may reduce the amount of business we underwrite, which would reduce our revenues.

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

As of December 31, 2011, we had a net balance due us from our reinsurers of $397.6 million, consisting of $319.7 million in reinsurance recoverables on unpaid losses, $23.9 million in reinsurance recoverables on paid losses and $54.0 million in prepaid reinsurance premiums. We have sought to manage our exposure to our reinsurers by placing our quota share reinsurance on a “funds withheld” basis and requiring any non-admitted reinsurers to collateralize their share of unearned premium and loss reserves. Our net exposure to our reinsurers totaled $216.9 million as of December 31, 2011. As of December 31, 2011, our largest net exposure to any one reinsurer was $49.4 million, related to OneBeacon Insurance, which is rated A by A. M. Best. Because we remain primarily liable to our policyholders for the payment of their claims, in the event that one of our reinsurers under an uncollateralized treaty became insolvent or refused to reimburse us for losses paid, or delayed in reimbursing us for losses paid, our cash flow and financial results could be materially and adversely affected. As of December 31, 2011, our largest balance due from any one reinsurer was $97.1 million, which was due from Swiss Reinsurance America Corp. which is rated A+ by A. M. Best.

A decline in the ratings assigned by A. M. Best or other rating agencies to our insurance subsidiaries could affect our standing among brokers, agents and insureds and cause our sales and earnings to decrease.

Ratings are an important factor in establishing the competitive position of insurance companies. A.M. Best maintains a letter scale rating system ranging from A++ (Superior) to F (In Liquidation). A.M. Best has assigned each of our insurance company subsidiaries a Financial Strength rating of A- (Excellent) which is the fourth highest of fifteen rating levels. However, there is no assurance that any additional U.S. licensed insurance companies that we may acquire will receive such rating. These ratings are subject to, among other things, A.M. Best’s evaluation of our capitalization and performance on an ongoing basis including our management of terrorism and natural catastrophe risks, loss reserves and expenses, and there is no guarantee that our insurance subsidiaries will maintain their respective ratings.

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

Our ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the rating agencies. A decline in a company’s ratings indicating reduced financial strength or other adverse financial developments can cause concern about the viability of the downgraded insurer among its agents, brokers and policyholders, resulting in a movement of business away from the downgraded carrier to other stronger or more highly rated carriers. Because many of our agents and brokers (whom we refer to as “producers”) and policyholders purchase our policies on the basis of our current ratings, the loss or reduction of any of our ratings would adversely impact our ability to retain or expand our policyholder base. The objective of the rating agencies’ rating systems is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. Our ratings reflect the rating agencies’ opinion of our financial strength and are not evaluations directed to investors in our common stock, nor are they recommendations to buy, sell or hold our common stock.

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

In addition, the policies we issue contain conditions requiring the prompt reporting of claims to us and our right to decline coverage in the event of a violation of that condition. Our policies also include limitations restricting the period in which a policyholder may bring a breach of contract or other claim against us, which in many cases is shorter than the statutory limitation for such claims in the states in which we write business. While these exclusions and limitations reduce the loss exposure to us and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations in a way that would adversely affect our loss experience, which could have a material adverse effect on our financial condition or results of operations.

We may face substantial exposure to losses from terrorism, and we are currently required by law to provide coverage against such losses.

Our location and the amount of business written in New York City and adjacent areas by our insurance subsidiaries may expose us to losses from terrorism. U.S. insurers are required by state and Federal law to offer coverage for terrorism in certain lines.

Although our insurance subsidiaries are protected by the federally funded terrorism reinsurance, there is a substantial deductible that must be met, the payment of which could have an adverse effect on our results of operations. See “Business — Reinsurance.” As a consequence of this legislation, potential losses from a terrorist attack could be substantially larger than previously expected, could adversely affect our ability to obtain reinsurance on favorable terms, including pricing, and may affect our underwriting strategy, rating, and other elements of our operation.

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

Our products are marketed by independent producers. In our Commercial Insurance segment, these independent producers include retail agents, wholesale agents who aggregate business from retail agents and program underwriting agents. In our Personal Insurance segment, these independent producers include retail and wholesale agents and managing general agencies who handle various underwriting and policy issuance tasks on our behalf and who generally accept submissions from various other independent producers.

Other insurance companies compete with us for the services and allegiance of these producers. These producers may choose to direct business to our competitors, or may direct less desirable risks to us. In our Commercial Insurance segment, approximately 48% of the 2011 gross premiums written, including premiums produced by our managing general agency subsidiaries on behalf of their issuing companies, were produced by our top 39 producers, representing 3% of our active agents and brokers. These producers each have annual written premiums of $5.0 million or more. As we build a broader territorial base, the number of producers with significant premium volumes with Tower in each of our segments is increasing.

Our largest producers in 2011 were Northeast Agencies, Risk Transfer, NSM, Morstan General Agency and SRS. In the year ended December 31, 2011, these producers accounted for 7%, 5%, 5%, 4% and 3%, respectively, of the total of our gross premiums written. No other producer was responsible for more than 3% of our gross premiums written.

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

With respect to the premiums produced by our managing general agency subsidiaries for their issuing companies and a limited amount of premium volume written by our insurance subsidiaries, producers collect premiums from the policyholders and forward them to our managing general agency and our insurance subsidiaries. In most jurisdictions, when the insured pays premiums for these policies to producers for payment, the premiums are considered to have been paid under applicable insurance laws and regulations and the insured will no longer be liable to us for those amounts whether or not we have actually received the premiums from the producer. Consequently, we assume a degree of credit risk associated with producers. Although producers’ failures to remit premiums to us have not caused a material adverse impact on us to date, there have been instances where producers collected premium but did not remit it to us, and we were nonetheless required under applicable law to provide the coverage set forth in the policy despite the absence of premium. Because the possibility of these events is dependent in large part upon the financial condition and internal operations of our producers, which in most cases is not public information, we are not able to quantify the exposure presented by this risk. If we are unable to collect premiums from our producers in the future, our financial condition and results of operations could be materially and adversely affected.

We operate in a highly competitive environment. If we are unsuccessful in competing against larger or more well-established rivals, our results of operations and financial condition could be adversely affected.

The property and casualty insurance industry is highly competitive and has historically been characterized by periods of significant pricing competition alternating with periods of greater pricing discipline, during which competition focuses on other factors. Beginning in 2000, the market environment was increasingly favorable as rates increased significantly. During the latter part of 2004 and throughout 2005, increased competition in the marketplace became evident and, as a result, average annual rate increases became moderate. The catastrophe losses of 2004 and 2005 produced modestly increased pricing and reduced capacity for insurance of catastrophe-exposed property. However, from the period 2006 through 2009, decreasing rates became evident on both commercial and personal lines of business. A softening of the non-catastrophe-exposed market during this period led to more aggressive pricing in specific segments of the commercial lines business, particularly in those lines of business and accounts with larger annual premiums. This trend slowed in 2009 as the percentage of rate decrease moderated. 2010 reversed three years of declining net premiums written with an increase of 0.9%. In 2011, the industry’s catastrophe-related losses totaled $44.1 billion, up from $19.6 billion paid in 2010. Driven by 171 catastrophe events, primarily weather-related losses and other severe losses, the industry’s combined ratio increased from 101.0% in 2010 to 107.5% in 2011. Commercial lines pricing trends became positive for the first time since 2003 during the third quarter of 2011 and increased in strength by the end of the year. These were led by workers compensation and property positive rate changes while other casualty lines of business were flat. Personal lines saw continuance of more broadly increasing rate levels as its combined ratio rose from 106.7% in 2010 to 116% in 2011. A.M. Best estimates that the industry-wide change in net premiums written in the property and casualty industry increased by 3.5% in 2011 and will continue that trend with a projected increase of 3.8% in 2012.

Despite the frequency and severity of the catastrophe-related losses in 2011, policyholder surplus as estimated by A. M. Best will have only decreased by 1.4% to $562.7 billion compared to 2010’s record year-end high of $570.4 billion. The annualized premium-to-surplus ratio actually rose slightly to 0.8:$1 at year-end 2011 from 0.7:$1 at year-end 2010.

Overall competition driven by strong earnings and capital gains can be projected to moderate due to the impact of economic conditions and as the severity of catastrophe losses are realized. Overall capacity and declining underwriting profits will result in a lessening of competitive pressure from other insurers that previously sought to expand the types or amount of business they write. This may cause a shift in focus by some insurers from an interest in market share to increase their concentration on underwriting discipline. We attempt to compete based primarily on products offered, service, experience, the strength of our client relationships, reputation, speed of claims payment, financial strength, ratings, scope of business, commissions paid and policy and contract terms and conditions. There are no assurances that in the future we will be able to retain or attract customers at prices which we consider to be adequate.

In our commercial and personal lines admitted business segments, we compete with major U.S. insurers and certain underwriting syndicates, including large national companies such as Travelers Companies, Inc., Allstate Insurance Company, GEICO, Progressive Corporation and State Farm Insurance; regional insurers such as Selective Insurance Company, Harleysville Insurance Company, Hanover Insurance and Peerless Insurance Company and smaller, more local competitors such as Greater New York Mutual, Magna Carta Companies, MMI Insurance Company, Quincy Mutual Fire Insurance Company and Utica First Insurance Company. Our non-admitted commercial business with general agents competes with Scottsdale Insurance Company, Admiral Insurance Company, Mt. Hawley Insurance Company, Navigators Group, Inc., Essex Insurance Company, Colony Insurance Company, Century Insurance Group, Nautilus Insurance Group, RLI Corp., United States Liability Insurance Group and Burlington Insurance Group, Inc. In our program business, we compete against competitors that write program business such as QBE Insurance Group Limited, Delos Insurance Group, Am Trust Financial Services, Inc., RLI Corp., Chartis Inc., W.R. Berkley Corporation, Markel Corporation, Great American Insurance Group and Philadelphia Insurance Companies.

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

We plan to continue to expand our licensing or acquire other insurance companies with multi-state property and casualty licensing in order to expand our product and service offerings geographically. We also intend to continue to acquire books of business that fit our underwriting competencies from competitors, managing agents and other producers and to acquire other insurance companies. This expansion strategy may present special risks including:

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

We cannot make assurances that we will be successful in expanding our business or that any new business will be profitable. If we are unable to expand our business or to manage our expansion effectively, our results of operations and financial condition could be adversely affected.

Our acquisitions could result in integration difficulties, unexpected expenses, diversion of management’s attention and other negative consequences.

We have made numerous acquisitions in recent years. Assuming we have access to adequate levels of debt and equity capital, we expect to continue to acquire complementary businesses as a key element of our growth strategy. We must integrate the technology, operations, systems and personnel of acquired businesses with our own and attempt to grow the acquired businesses as part of our company. The integration of other businesses is a complex process and places significant demands on our management, financial, technical and other resources. The successful integration of businesses we have acquired in the past and may acquire in the future is critical to our future success. If we are unsuccessful in integrating these businesses, our financial and operating performance could suffer. The risks and challenges associated with the acquisition and integration of acquired businesses include:

•	We may be unable to efficiently consolidate our financial, operational and administrative functions with those of the businesses we acquire;

•	Our management’s attention may be diverted from other business concerns;

•	We may be unable to retain and motivate key employees of an acquired company;

•	We may enter markets in which we have little or no prior direct experience;

•	Litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses;

•	The costs necessary to integrate acquired businesses may exceed our expectations or outweigh some of the intended benefits of such acquisitions;

•	We may be unable to maintain the customers or goodwill of an acquired business; and

•	The costs necessary to improve or replace the operating systems, products and services of acquired businesses may exceed our expectations.

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

We invest the premium we receive from policyholders until it is needed to pay policyholder claims or other expenses. At December 31, 2011, our invested assets consisted of $2.5 billion in fixed maturity securities and $89.3 million in equity securities at fair value. Additionally, we held $114.1 million in cash and cash equivalents and short-term investments. In 2011, we earned $127.6 million of net investment income representing 7.2% of our total revenues and 131.2% of our pre-tax income. At December 31, 2011, we had unrealized gains of $114.9 million, which could change significantly depending on changes in market conditions. Our funds are primarily invested by outside professional investment advisory management firms under the direction of our management team in accordance with detailed investment guidelines set by us. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. (Interest rate risk is discussed below under the heading, “We may be adversely affected by interest rate changes.”) In particular, negative revenue and liquidity issues in various states and municipalities and future legislative changes could have unfavorable implications on our $2.5 billion bond portfolio.

The volatility of our claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business. We recognized net realized capital gains for 2011 of $9.4 million which included other-than-temporary-impairment (“OTTI”) charges of $3.2 million. The OTTI charges were primarily the result of mortgage-backed securities. As a result of market volatility, we may experience difficulty in determining accurately the value of our various investments.

We may be adversely affected by interest rate changes.

Our operating results are affected, in part, by the performance of our investment portfolio. General economic conditions, including the level and volatility of interest rates and the extent and timing of investor participation, affect the market for interest rate sensitive securities. Unexpected changes in general economic conditions could create volatility or illiquidity in these markets in which we hold positions and harm our investment return. Our investment portfolio is primarily comprised of interest rate sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. A significant increase in interest rates could have a material adverse effect on our financial condition or results of operations. Generally, bond prices decrease as interest rates rise. Changes in interest rates could also have an adverse effect on our investment income and results of operations. For example, if interest rates decline, investment of new premiums received and funds reinvested may earn less than expected.

In addition to the normal market risk, mortgage-backed securities contain prepayment and extension risk that differ from other financial instruments. Mortgage-backed securities constituted 22.8% of our invested assets, including cash and cash equivalents as of December 31, 2011. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can also expose us to prepayment risks on these investments. When interest rates fall, mortgage-backed securities may be prepaid more quickly than expected and the holder must reinvest the proceeds at lower interest rates. Certain of our mortgage-backed securities currently include securities with features that reduce the risk of prepayment, but there is no guarantee that we will not invest in other mortgage-backed securities that lack this protection. In periods of increasing interest rates, mortgage-backed securities are prepaid more slowly, which may require us to receive interest payments that are below the interest rates then prevailing for longer than expected.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements and/or cover losses, we may need to raise additional funds through financings or curtail our growth. Based on our current operating plan, we believe our current capital will support our operations without the need to raise additional capital. However, we cannot provide any assurance in that regard, since many factors will affect the amount and timing of our capital needs, including our growth and profitability, our claims experience, and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we had to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of holders of our common stock. Historically, we have raised additional capital through the offering of trust preferred securities. As a result of the recent crisis in the global capital markets, financing through the offering of trust preferred securities may not be available at all or may be available only on terms that are not favorable to us. If we cannot obtain adequate capital on favorable terms or at all, our business, liquidity needs, financial condition or results of operations could be materially adversely affected.

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

Our insurance subsidiaries are subject to comprehensive regulation and supervision in their respective jurisdictions of domicile. The purpose of the insurance laws and regulations is to protect insureds, not our stockholders. These regulations are generally administered by the Insurance Departments in which the individual insurance companies are domiciled and relate to, among other things:

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	required methods of accounting;

•	rate and form regulation pertaining to certain of our insurance businesses;

•	mandating certain insurance benefits;

•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies; and

•	transactions with affiliates.

Significant changes in these laws and regulations could make it more expensive to conduct our business. The insurance subsidiaries’ domiciliary state Insurance Departments, and, with respect to CastlePoint, the Bermuda Monetary Authority, also conduct periodic examinations of the affairs of their domiciled insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.

Our insurance subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations or accreditations in new states we intend to enter, or may be able to do so only at significant cost. In addition, we may not be able to comply fully with or obtain appropriate exemptions from the wide variety of laws and regulations applicable to insurance companies or holding companies. Failure to comply with or to obtain appropriate authorizations and/or exemptions under applicable laws could result in restrictions on our ability to do business or engage in certain activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions, which could have a material adverse effect on our business. In addition, changes in the laws or regulations to which our operating subsidiaries are subject could adversely affect our ability to operate and expand our business or could have a material adverse effect on our financial condition or results of operations.

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

The activities of our managing general agencies and management companies are subject to licensing requirements and regulation under the laws of New York, New Jersey, Florida and other states where they do business. The businesses of the managing general agencies and management companies depend on the validity of, and continued good standing under, the licenses and approvals pursuant to which they operate, as well as compliance with pertinent regulations. The businesses of the AIFs depend on the validity of, and continued good standing under, the licenses and approvals pursuant to which the Reciprocal Exchanges operate, as well as compliance with pertinent regulations. As of February 5, 2009, the date of closing of our acquisition of CastlePoint, our activities became subject to certain licensing requirements and regulation under the laws of Bermuda.

Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment and interpretation by regulatory authorities. Generally such authorities are vested with relatively broad and general discretion as to the granting, renewing and revoking of licenses and approvals. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to clients and fines. In some instances, our managing general agencies follow practices based on their or their counsel’s interpretations of laws and regulations, or those generally followed by the industry, which may prove to be different from those of regulatory authorities.

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

If the assessments we are required to pay are increased drastically, our results of operations and financial condition would suffer.

Our insurance subsidiaries are required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Our insurance subsidiaries are subject to assessments in the states where we do business for various purposes, including the provision of funds necessary to fund the operations of the Insurance Departments and insolvency funds. In 2011, the insurance subsidiaries were assessed $14.3 million by various state insurance-related agencies. These assessments are generally set based on an insurer’s percentage of the total premiums written in a state within a particular line of business. The Company is permitted to assess premium surcharges on workers’ compensation policies that are based on statutorily enacted rates. As of December 31, 2011, the liability for the various workers’ compensation funds, which includes amounts assessed on workers’ compensation policies, was $8.1 million for our insurance subsidiaries. As our company grows, our share of any assessments may increase. However, we cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments could have a material adverse effect on our financial condition or results of operations.

Our ability to meet ongoing cash requirements and pay dividends may be limited by our holding company structure and regulatory constraints.

Tower is a holding company and, as such, has no direct operations of its own. Tower does not expect to have any significant operations or assets other than its ownership of the shares of its operating subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our stockholders. As of December 31, 2011, the maximum amount of distributions that our insurance subsidiaries could pay to Tower without approval was $29.3 million and the maximum return of capital available from CastlePoint Re without permission was $61.0 million. If you require dividend income you should carefully consider these risks before making an investment in our company.

Although we have paid cash dividends in the past, we may not pay cash dividends in the future.

We have a history of paying dividends to our stockholders when sufficient cash is available, and we currently intend to pay dividends in each quarter of 2012. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors, including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner previously discussed in this section. Also, there can be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

We rely on our information technology and telecommunications systems to conduct our business.

Our business is dependent upon the functioning of our information technology and telecommunication systems. We rely upon our systems, as well as the systems of our vendors, to underwrite and process our business, make claim payments, provide customer service, provide policy administration services such as endorsements, cancellations and premium collections, comply with insurance regulatory requirements and perform actuarial and other analytical functions necessary for pricing and product development. Our operations are dependent upon our ability to timely and efficiently process our business and protect our information and telecommunications systems from physical loss, telecommunications failure or other similar catastrophic events, as well as from security breaches. While we have implemented business contingency plans and other reasonable and appropriate internal controls to protect our systems from interruption, loss or security breaches, a sustained business interruption or system failure could adversely impact our ability to process our business, provide customer service, pay claims in a timely manner or perform other related functions.

The operations and maintenance of our policy, billing, claims administration systems, and data warehouse have been operating in one production data center environment and one disaster recovery environment, which are located in two separate regions. The development and implementation of new claims, billing and policy issuance systems have begun. Until these systems are fully migrated and implemented, we must depend on existing technology platforms that require more manual or duplicate processing.

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

Adverse economic factors including recession, inflation, periods of high unemployment or lower economic activity could result in the company selling fewer policies than expected and/or an increase in premium defaults, which, in turn, could affect the company’s growth and profitability.

Negative economic factors may also affect the company’s ability to receive the appropriate rate for the risks it insures with its policyholders and may impact its policy flow. In an economic downturn, the degree to which prospective policyholders apply for insurance and fail to pay all balances owed may increase. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. These outcomes would reduce the company’s underwriting profit to the extent these effects are not reflected in the rates charged by the company.

Currently pending or future litigation or governmental proceedings could result in material adverse consequences, including injunctions, judgments or settlements.

We are and from time to time become involved in lawsuits, regulatory inquiries and governmental and other legal proceedings arising out of the ordinary course of our business. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions of these types of matters is often uncertain. Additionally, the possible outcomes or resolutions of these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our business, financial condition, results of operations, prospects or stock price.

It may be difficult for a third party to acquire Tower, even if doing so may be beneficial to Tower stockholders.

Certain provisions of Tower’s amended and restated certificate of incorporation and amended and restated by-laws may discourage, delay or prevent a change in control of Tower that a stockholder may consider favorable. These provisions include, among other things, the following:

•	classifying its board of directors with staggered three-year terms, which could lengthen the time required to gain control of Tower’s board of directors;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;

•	limiting who may call special meetings of stockholders;

•

establishing advance notice requirements for nominations of candidates for election to its board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	the existence of authorized and unissued Tower common stock which would allow Tower’s board of directors to issue shares to persons friendly to current management.

Furthermore, Tower’s ownership of U.S. insurance company subsidiaries can, under applicable state insurance company laws and regulations, delay or impede a change of control of Tower. Such regulations might limit the possibility of a change of control, leading to depressed market prices for Tower common stock, and could deter a change in control that would be beneficial to Tower stockholders.

Risks Related to Our Industry

The threat of terrorism and military and other actions may adversely affect our investment portfolio and may result in decreases in our net income, revenue and assets under management.

The threat of terrorism, both within the United States and abroad, and military and other actions and heightened security measures in response to these types of threats may cause significant volatility and declines in the equity markets in the United States, Europe and elsewhere, as well as loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures.

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

The supply of insurance is related to prevailing prices, the level of insured losses and the level of industry surplus, which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity alternating with periods when shortages of capacity permitted favorable premium levels. Significant amounts of new capital flowing into the insurance and reinsurance sectors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly, and we would expect to experience the effects of such cyclicality.

This cyclicality could have a material adverse effect on our results of operations and revenues, which may cause the price of Tower securities issued to investors to be volatile.

Changing climate conditions may adversely affect our financial condition or profitability.

There is an emerging scientific consensus that the earth is getting warmer. Climate change, to the extent it produces rising temperatures and changes in weather patterns, may affect the frequency and severity of storms and other weather events as well as the affordability, availability and underwriting results of homeowners and commercial property insurance, and, if frequency and severity patterns increase, could negatively affect our financial results.

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

Our results of operations are materially affected by conditions in the capital markets and the economy generally. The stress experienced by capital markets that began in the second half of 2007 continued, albeit at a reduced pace, throughout 2011. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets going forward. These concerns and the continuing market upheavals may have an adverse effect on us. Our revenues may decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged market disruptions we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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

Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities traded in active markets. Included are those equity securities that are traded on active exchanges, such as the NASDAQ Global Select Market.

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

Level 3 — Inputs to the valuation methodology are unobservable in the market for the asset or liability and are significant to the fair value measurement. Material assumptions and factors considered in pricing investment securities may include projected cash flows, collateral performance including delinquencies, defaults and recoveries, and any market clearing activity or liquidity circumstances in the security or similar securities that may have occurred since the prior pricing period. Generally included in this valuation methodology are investments in certain mortgage-backed and asset-backed securities and securities the Company is reporting under the fair value option.

At December 31, 2011, 3.5%, 95.5% and 1.0% of these securities represented Level 1, Level 2 and Level 3, respectively. The availability of observable inputs varies and is affected by a wide variety of factors. When the valuation is based on models or inputs that are less observable or are unobservable in the market, the determination of fair value requires significantly more judgment. The degree of judgment exercised by management in determining fair value is greatest for investments categorized as Level 3. For investments in this category, we consider prices and inputs that are current as of the measurement date.

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example, non-agency residential mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation, thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Some of our investments are relatively illiquid and are in asset classes that have been experiencing significant market valuation fluctuations.

We hold certain investments that may lack liquidity, such as non-agency residential mortgage-backed securities, subprime mortgage-backed securities and certain commercial mortgage-backed securities, rated below AA. These asset classes represented 6.5% of the carrying value of our total cash and invested assets as of December 31, 2011.

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

The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with each respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.

For example, the cost of our fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value.

Our management regularly reviews our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, management considers, among other criteria: (i) the current fair value compared to amortized cost or cost, as appropriate; (ii) the length of time the security’s fair value has been below amortized cost or cost; (iii) specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments; (iv) management’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in value to cost; (v) specific cash flow estimations for certain fixed-income securities; and (vi) current economic conditions.

Gross unrealized losses may be realized or result in future impairments.

Our gross unrealized losses on fixed maturity securities at December 31, 2011 were $11.4 million pre-tax, and the amount of gross unrealized losses on fixed maturity securities that have been in an unrealized loss position for twelve months or more is $0.7 million pre-tax. Realized losses or impairments may have a material adverse impact on our results of operation and financial position.

If our business does not perform well, we may be required to recognize an impairment of our goodwill, or intangible or other long-lived assets, or to establish a valuation allowance against the deferred income tax asset, which could adversely affect our results of operations or financial condition.

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

Intangible assets represent the amount of fair value assigned to certain assets when we acquire a subsidiary or a book of business. Intangible assets are classified as having either a finite or an indefinite life. We test the recoverability of indefinite life intangibles at least annually. We test the recoverability of finite life intangibles whenever events or changes in circumstances indicate that the carrying value of a finite life intangible may not be recoverable. An impairment is recognized if the carrying value of an intangible asset is not recoverable and exceeds its fair value, in which circumstances we must write down the intangible asset by the amount of the impairment with a corresponding charge to income. Such write downs could have a material adverse effect on our results of operations or financial position.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business, including the ability to generate taxable capital gains. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position.

Risk factors related to our common stock

Insurance laws and regulations, Delaware law, our charter documents and terms of our indebtedness may impede or discourage a takeover, which could cause the market price of our shares to decline.

We currently have insurance subsidiaries domiciled in Florida, New York, Illinois, New Jersey, New Hampshire, Maine and Massachusetts and “commercially domiciled” in California (as defined in such state’s insurance regulations). The insurance company change of control laws in each of those states require written approval from the superintendent or commissioner of the insurance department of such state before a third party can acquire control of us. Control is presumed to exist if any person, directly or indirectly, controls or holds the power to vote more than 10% (or 5% in the case of Florida) of our voting securities.

In addition, our articles of incorporation and bylaws contain provisions that may prevent or deter a third party from acquiring us, even if such acquisition could benefit you. These provisions may limit our shareholders’ ability to approve a transaction that our shareholders may think is in their best interests. Such provisions include (i) classifying our board of directors with staggered three-year terms, which could lengthen the time required to gain control of our board of directors; (ii) prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders; (iii) limiting who may call special meetings of stockholders; (iv) establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and (v) the existence of authorized and unissued Tower common stock which would allow our board of directors to issue shares to persons friendly to current management.

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

The hedge counterparties in the hedge transactions with respect to the Company’s issuance of convertible senior notes on September 20, 2010 are financial institutions or affiliates of financial institutions, and we will be subject to the risk that these hedge counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate their obligations, under the convertible note hedge transactions. Our exposure to the credit risk of the hedge counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If one or more of the hedge counterparties to one or more of our convertible note hedge transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price of our common stock or in the volatility of our common stock. In addition, upon a default or other failure to perform by, or a termination of the obligations of, one of the hedge counterparties, we may suffer adverse tax consequences as well as dilution with respect to our common stock. We can provide no assurances as to the financial stability or viability of any of the hedge counterparties.

Conversion of the convertible senior notes may dilute the ownership interest of our existing stockholders.

The conversion of some or all of the convertible senior notes may dilute the ownership interests of our existing stockholders despite the expected reduction of such potential dilution as a result of the convertible note hedge transactions. For example, we may elect to settle a conversion solely in shares of our common stock, in which case we would generally only be entitled to receive a number of shares under the convertible note hedge transactions corresponding to the amount, if any, by which the shares we are required to deliver upon conversion of the convertible senior notes have a value that exceeds the principal amount of converted convertible senior notes. In addition, in certain circumstances, such as a conversion of convertible senior notes in which we have elected to settle our conversion obligation solely in shares of our common stock or a conversion of convertible senior notes in connection with a make-whole fundamental change, the value of cash, shares of our common stock or combination thereof that we are entitled to receive under the convertible note hedge transactions may be less than the value of cash, shares of our common stock or combination thereof, in excess of the principal amount of the convertible senior notes, that we are obligated to deliver upon conversion of the convertible senior notes. Furthermore, the warrant transactions will separately have a dilutive effect on our common stock to the extent that the market value per share of our common stock exceeds the applicable strike price of the warrants. Any sales in the public market of any of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the convertible senior notes into shares of our common stock or a combination of cash and shares of our common stock could depress the price of our common stock.

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments as of December 31, 2011.

Item 2. Properties

We lease 118,500 square feet of space at 120 Broadway, New York, New York, which consists of the 30th and 31st floors and part of the 29th floor. While the lease for the majority of the space will expire in December, 2021, the lease for the 29th floor expires in 2012. We also lease space at 100 William Street, New York, New York. See “Note 16—Contingencies” in the notes to our audited consolidated financial statements included elsewhere in this report.

We also lease office space in Atlanta, Georgia; Buffalo, New York; Canton Massachusetts; Chicago, Illinois; Charlotte, North Carolina; Fort Lauderdale, Florida; Glastonbury, Connecticut; Irvine California; Irving, Texas; Maitland, Florida; Marlborough, Massachusetts; Melville, New York; Mobile, Alabama; Moorestown, New Jersey; Palm Springs, California; Paramus, New Jersey; Philadelphia, Pennsylvania; Petaluma, California; Shelton, Connecticut; Portland, Maine.

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

On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (“TICNY”), a wholly-owned subsidiary of Tower Group, Inc., in the United States District Court for the District of New Jersey seeking, inter alia, to recover $6.1 million under various retrocessional contracts pursuant to which TICNY reinsures Munich. On June 22, 2009, TICNY filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover $2.8 million under various reinsurance contracts pursuant to which Munich reinsures TICNY. (A separate action commenced by Munich against TICNY on June 17, 2009 in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access to TICNY’s books and records pertaining to various quota share agreements, to which TICNY filed its answer on July 7, 2009, was subsequently dismissed pursuant to the stipulation of the parties on March 17, 2010.) The parties have now concluded discovery. On July 15, 2011, TICNY paid $3.3 million to Munich to resolve a portion of the dispute. On December 22, 2011, the court granted partial summary judgment with respect to certain of the claims and defenses in the litigation. The Company is unable to estimate a possible loss or range of loss.

On May 12, 2010, Mirabilis Ventures, Inc. (“Mirabilis”) commenced an action against Specialty Underwriters’ Alliance Insurance Co. (“SUA”, now known as CastlePoint National Insurance Company (“CNIC”), a subsidiary of Tower Group, Inc.) and Universal Reinsurance Co., Ltd., an unrelated entity, in the United States District Court for the Middle District of Florida. The Complaint is based upon a Worker’s Compensation/Employer’s Liability policy issued by SUA to AEM, Inc. (“AEM”), to whose legal rights Mirabilis is alleged to have succeeded as a result of the Chapter 11 bankruptcy of AEM. The Complaint, which includes claims against SUA for breach of contract and breach of the duty of good faith, alleges that SUA failed to properly audit AEM’s operations to determine AEM’s worker’s compensation exposure for two policy years, in order to compute the premium owed by AEM, such that SUA owes Mirabilis the principal sum of $3.4 million for one policy year and $0.6 million for the other policy year, plus interest and costs. On July 30, 2010, CNIC answered the Complaint and asserted nine separate counterclaims, to which Mirabilis responded on September 3, 2010. Since that time, Mirabilis has filed an amended complaint that failed to add any defenses against Mirabilis. While the parties are engaging in discovery, CNIC has filed a motion for summary judgment on all of Mirabilis’ claims. However, the court has yet to rule on the motion. The Company is unable to estimate a possible loss or range of loss.

Item 4. (Removed and Reserved)

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shareholders

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “TWGP”. We have one class of authorized common stock for 100,000,000 shares at a par value of $0.01 per share.

As of February 21, 2012, there were 39,221,102 common shares issued and outstanding that were held by 210 shareholders of record.

Price Range of Common Stock and Dividends Declared

The high and low sales prices for quarterly periods from January 1, 2010 through December 31, 2011 were as follows:

	High	Low	Common Stock Dividends Declared

2011
First quarter	$27.86	$22.75	$0.125
Second quarter	24.45	21.86	0.188
Third quarter	24.45	20.00	0.188
Fourth quarter	24.64	19.78	0.188

2010
First quarter	23.70	21.05	0.070
Second quarter	23.71	20.45	0.070
Third quarter	23.64	20.13	0.125
Fourth quarter	26.86	22.91	0.125

Dividend Policy

The Company paid quarterly dividends of $0.125 per share on March 25, 2011, and quarterly dividends of $0.1875 per share on June 24, 2011, September 23, 2011 and December 26, 2011. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our Board of Directors deems relevant.

Tower is a holding company and has no direct operations. Its ability to pay dividends depends, in part, on the ability of our insurance subsidiaries and management companies to pay dividends to it. Our insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See “Business—Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Pursuant to the terms of the subordinated debentures underlying our trust preferred securities, we and our subsidiaries cannot declare or pay any dividends if we are in default of or if we have elected to defer payments of interest on those debentures. The Company declared dividends on common stock as follows:

(in $ thousands)	2011	2010
Common stock dividends declared	$27,894	$16,551

In 2011, the Company purchased 72,331 shares of its common stock from employees in connection with the vesting of restricted stock issued in connection with its 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.

Common Stock Repurchase Program

The Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. The original share repurchase program has no expiration date. In the year ended December 31, 2011, the Company purchased 2.9 million shares with a fair market value of $64.6 million of its common stock under these programs. In the year ended December 31, 2010, 4.0 million shares were purchased under this program at an aggregate consideration of $88.0 million. As of December 31, 2011, the original $100 million share purchase program had been fully utilized and $47.4 million remained available for future share repurchases under the new program.

The following table summarizes the Company’s stock repurchases for the year ended December 31, 2011, and includes employees’ withholding tax obligations on the vesting of restricted stock and the share repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publically Announced Repurchase Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Repurchase Plans

January 1 - 31, 2011	67,087	$25.85	67,087	$10,231,590
February 1 - 28, 2011	-	-	-	10,231,590
March 1 - 31, 2011	724,498	23.77	666,080	94,394,216

Subtotal first quarter	791,585	23.95	733,167	94,394,216
April 1 - 30, 2011	1,544	23.72	-	94,394,216
May 1 - 31, 2011	-	-	-	94,394,216
June 1 - 30, 2011	114,672	22.99	105,319	91,975,731

Subtotal second quarter	116,216	23.00	105,319	91,975,731
July 1 - 31, 2011	-	-	-	91,975,731
August 1 - 31, 2011	636,344	22.86	636,344	77,430,823
September 1 - 30, 2011	704,664	22.52	704,664	61,563,446

Subtotal third quarter	1,341,008	22.68	1,341,008	61,563,446
October 1 - 31, 2011	138	22.73	-	61,563,446
November 1 - 30, 2011	217,610	20.31	217,610	57,144,342
December 1 - 31, 2011	478,743	20.49	475,865	47,393,984

Subtotal fourth quarter	696,491	20.44	693,475	47,393,984

Total year ended December 31, 2011	2,945,300	$22.50	2,872,969	$47,393,984

(1) Includes 72,331 shares withheld to satisfy tax withholding amounts due from employees upon the receipt of previously restricted shares.

(2) Including commissions.

Item 6. Selected Consolidated Financial Information

The selected consolidated income statement data for the years ended December 31, 2011, 2010 and 2009, and the balance sheet data as of December 31, 2011 and 2010 are derived from our audited financial statements included elsewhere in this document, which have been prepared in accordance with GAAP. You should read the following selected consolidated financial information along with the information contained in this document, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year ended December 31,
($ in millions, except per share amounts)	2011	2010	2009	2008	2007

Income Statement Data
Gross premiums written	$1,810.9	$1,496.4	$1,070.7	$634.8	$524.0
Ceded premiums written	172.3	182.3	184.5	290.8	264.8

Net premiums written	1,638.6	1,314.1	886.2	344.0	259.2

Net premiums earned	1,593.9	1,292.7	854.7	314.6	286.1
Ceding commission revenue	34.0	38.0	43.9	79.1	71.0
Insurance services revenue	1.6	2.2	5.1	68.2	33.3
Policy billing fees	10.5	6.2	3.0	2.3	2.0
Net investment income	127.6	106.1	74.9	34.6	36.7
Net realized gains (losses) on investments	9.4	13.5	1.5	(14.4)	(17.5)

Total revenues	1,777.0	1,458.7	983.1	484.4	411.6
Losses and loss adjustment expenses	1,055.2	784.0	475.5	162.7	157.9
Operating expenses:
Direct and ceding commission expenses	311.3	267.2	204.6	132.5	101.0
Other operating expenses (1)	278.3	230.5	149.1	94.5	81.7
Acquisition-related transaction costs	0.4	2.4	14.0	-	-
Interest expense	34.5	24.6	18.1	8.4	9.3

Total expenses	1,679.7	1,308.7	861.3	398.1	349.9
Other income
Equity in unconsolidated affiliate	-	-	(0.8)	0.3	2.4
Gain from issuance of common stock by unconsolidated affiliate	-	-	-	-	2.7
Gain on investment in acquired unconsolidated affiliate	-	-	7.4	-	-
Gain on bargain purchase	-	-	13.2	-	-
Other expense	-	(0.4)	-	-	-

Income before income taxes	97.3	149.6	141.6	86.6	66.8
Income tax expense	25.2	50.4	44.8	31.1	24.6

Net income	$72.1	$99.2	$96.8	$55.5	$42.2
Less: Net income (loss) attributable to Noncontrolling Interests	11.9	(4.7)	-	-	-

Net income attributable to Tower Group, Inc.(6)	$60.2	$103.9	$96.8	$55.5	$41.5

Per Share Data
Basic earnings per share attributable to Tower stockholders	$1.47	$2.39	$2.46	$2.38	$1.81
Diluted earnings per share attributable to Tower stockholders	$1.47	$2.38	$2.45	$2.36	$1.79

Weighted average outstanding (in thousands):
Basic	40,833	43,462	39,363	23,291	22,927
Diluted	40,931	43,648	39,581	23,485	23,128

Selected Insurance Ratios

Net loss ratio (2)	66.2%	60.7%	55.6%	51.7%	55.2%
Net underwriting expense ratio (3)	34.1%	35.7%	35.0%	31.7%	30.1%

Net combined ratio (4)	100.3%	96.4%	90.6%	83.4%	85.3%

	As of December 31,
($ in millions, except per share amounts)	2011	2010	2009	2008	2007

Summary Balance Sheet Data
Cash and cash equivalents	$114.1	$140.2	$175.2	$146.6	$77.7
Investments	2,587.4	2,474.5	1,896.8	541.0	619.1
Premiums receivable	408.6	387.6	308.1	188.6	122.8
Reinsurance recoverable	343.6	300.9	214.5	272.6	207.8
Deferred acquisition costs, net	168.9	164.1	126.7	28.4	17.6
Intangible assets	114.9	123.8	53.4	20.5	21.7
Goodwill	250.1	250.1	244.7	19.0	13.3
Total assets	4,442.2	4,175.1	3,294.7	1,532.6	1,341.6
Loss and loss adjustment expenses	1,632.1	1,610.4	1,132.0	535.0	501.2
Unearned premium	893.2	872.0	658.9	328.8	272.8
Debt	426.9	374.3	235.1	101.0	101.0
Tower Group Inc. stockholders’ equity	1,034.1	1,045.0	1,021.9	319.2	295.3

Per Share Data:
Book value per share(5)	$26.37	$25.19	$22.72	$13.67	$17.74
Dividends declared per share-common stock	$0.69	$0.39	$0.26	$0.20	$0.15

(1) Includes insurance contract acquisition expenses and other underwriting expenses (which are general administrative expenses related to underwriting operations in our insurance subsidiaries), other insurance services expenses (which are general administrative expenses related to insurance services operations) and other corporate related expenses.

(2) The net loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

(3) The net underwriting expense ratio is calculated by dividing net underwriting expenses (consisting of direct commission expenses and other underwriting expenses net of policy billing fees and ceding commission revenue) by net premiums earned.

(4) The net combined ratio is the sum of the net loss ratio and the net underwriting expense ratio.

(5) Book value per share is based on total stockholders’ equity divided by common shares outstanding at year end.

(6) 2007 net income attributable to Tower Group, Inc. is adjusted for dividends and excess consideration pertaining to Series A perpetual preferred stockholders.

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

Overview

Tower, through its subsidiaries, offers a broad range of commercial, specialty and personal property and casualty insurance products and services to businesses in various industries and to individuals. We provide coverage for many different market sectors, including non-standard risks that do not fit the underwriting criteria of standard risk carriers due to factors such as type of business, location and premium per policy. We provide these products on both an admitted and excess and surplus (“E&S”) basis.

Our consolidated results of operations in 2011 reflect organic growth from our Customized Solutions and Assumed Reinsurance products as well as growth from acquisitions completed in the current and prior years. Our consolidated revenues and expenses reflect the results of these acquired companies from their respective acquisition dates and this affects the comparability of our results between years.

Subsequent to the acquisition of OBPL on July 1, 2010, the Company changed the presentation of its business results, by allocating the personal insurance business previously reported in the Brokerage Insurance segment along with the newly acquired

OBPL business to a new Personal Insurance segment and merged the commercial business previously reported in either the Brokerage Insurance or Specialty Business segments in a new Commercial Insurance segment. The Company has retained its Insurance Services segment which includes fees earned by the management companies. This change in presentation reflects the way management organizes the Company for making operating decisions and assessing profitability. In developing cost allocations between the commercial and personal lines segments, management has made significant assumptions regarding costs of reinsurance and internal services provided on behalf of such segments. As management receives additional facts which enhance its ability to apportion such costs, it may modify such allocation. If modifications are made, such adjustments will be made to all reporting periods disclosed.

Because we do not manage our invested assets by segments, our investment income is not allocated among our segments. Operating expenses incurred by each segment are recorded in such segment directly. Our home office related expenses not directly allocable to an individual segment (for example, accounting, finance and general legal costs) are allocated based upon the methodology deemed to be most appropriate which may include employee head count, policy count and premiums earned in each segment.

We offer our products and services through our insurance subsidiaries, managing general agencies and management companies. Results for our insurance subsidiaries are reported in our Commercial and Personal Insurance segments. Results for our managing general agencies and management companies are reported in our Insurance Services segment.

Our commercial lines products include commercial multiple-peril (provides both property and liability insurance), monoline general liability (insures bodily injury or property damage liability), commercial umbrella, monoline property (insures buildings, contents or business income), workers’ compensation, fire and allied lines, inland marine, commercial automobile policies and assumed reinsurance. Our personal lines products consist of homeowners, personal automobile and umbrella policies.

In our Insurance Services segment, we generate management fees primarily from the services provided by management companies to the Reciprocal Exchanges and other fees generated by the managing general agencies.

Acquisitions

See “Note 3 – Acquisitions” in the consolidated financial statements for more detail on each of the acquisitions discussed below.

NAV PAC Division of Navigators Group, Inc. (“NAV PAC”)

On January 14, 2011, Tower obtained the renewal rights to the middle market commercial package and commercial automobile business underwritten through the NAV PAC division of Navigators Group, Inc. This business will allow us to continue to expand our middle market commercial product offering into certain niche classes of business. The underwriting personnel from NAV PAC became part of our recently formed Customized Solutions business unit focused on developing customized products for our key partner agents.

One Beacon Personal Lines Division (“OBPL”)

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

Specialty Underwriters’ Alliance, Inc (“SUA”).

On November 13, 2009, the Company completed the acquisition of SUA, a specialty property and casualty insurance company. SUA offers specialty commercial property and casualty insurance products through independent program underwriting agents that serve niche groups of insureds. The acquisition of SUA expands the Company’s Commercial Insurance segment and its regional presence in the Midwest.

Renewal Rights of AequiCap Program Administrators, Inc. (“AequiCap”)

On November 2, 2010, Tower acquired the renewal rights to the commercial automobile liability and physical damage business of AequiCap (“AequiCap II”), an underwriting agency based in Fort Lauderdale, Florida. The business subject to the agreement covers both trucking and taxi risks that are consistent with Tower’s current underwriting guidelines. Most of the employees of AequiCap II involved in the servicing of this commercial liability and physical damage business became employees of the Company.

On October 14, 2009, the Company completed the acquisition of the renewal rights to the workers’ compensation business of AequiCap (“AequiCap I”). The acquired business primarily consists of small, low to moderate hazard workers’ compensation policies in Florida. Most of the employees of AequiCap I involved in the servicing of the workers’ compensation business became employees of the Company. The acquisition of this business expands the Company’s regional presence in the Southeast.

HIG, Inc. (“Hermitage”)

On February 27, 2009, the Company completed the acquisition of Hermitage, a property and casualty insurance holding company, pursuant to a stock purchase agreement, from a subsidiary of Brookfield Asset Management Inc. Hermitage offers both admitted and E&S lines products. This transaction further expanded the Company’s wholesale distribution system nationally and established a network of retail agents in the Southeast.

CastlePoint Holdings, Ltd. (“CastlePoint”)

On February 5, 2009 the acquisition of 100% of the issued and outstanding common stock of CastlePoint, a Bermuda exempted corporation, was completed. This transaction has expanded and diversified revenues by accessing CastlePoint’s programs and risk sharing businesses.

Principal Revenue and Expense Items

We generate revenue from four primary sources:

•	Net premiums earned;

•	Ceding commission revenue;

•	Insurance Service revenue; and

•	Net investment income and realized gains and losses on investments.

We incur expenses from four primary sources:

•	Losses and loss adjustment expenses;

•	Operating expenses;

•	Interest expense; and

•	Income taxes.

Each of these is discussed below.

Net premiums earned. Premiums written include all policies produced in an accounting period. Premiums are earned over the term of the related policy. The portion of the premium that relates to the policy term that has not yet expired is included on the balance sheet as unearned premium to be earned in subsequent accounting periods. Premiums can be assumed from or ceded to reinsurers. Direct premiums combined with assumed premiums are referred to as gross premiums and subtracting premiums ceded to reinsurers results in net premiums.

Ceding commission revenue. We earn ceding commission revenue (generally a percentage of the premiums ceded) on the gross premiums written that we cede to reinsurers under quota share reinsurance agreements. We typically do not earn ceding commission revenue on property catastrophe or excess of loss reinsurance that we purchase.

Insurance Service revenue. We earn fee income primarily from services provided to the Reciprocal Exchanges for underwriting, claims, investment management and other services. Additional commission and fee income is generated on premiums produced by the managing general agencies on behalf of third-party reinsurance companies.

Net investment income and realized gains and losses on investments. We invest our available funds in cash, cash equivalents, securities and investment partnerships. Our investment income includes interest and dividends earned on our invested assets. Realized gains and losses on invested assets are reported separately from net investment income. We earn realized gains when invested assets are sold for an amount greater than their amortized cost, in the case of fixed maturity securities, and cost, in the case of equity securities, and we recognize realized losses when invested assets are written down or sold for an amount less than their amortized cost or actual cost, as applicable.

Losses and loss adjustment expenses. We establish loss and loss adjustment expense (“LAE”) reserves in an amount equal to our estimate of the ultimate liability for claims under our insurance policies and the cost of adjusting and settling those claims. Loss and LAE recorded in a period include estimates for losses incurred during the period and changes in estimates for prior periods.

Operating expenses. In our Commercial Insurance and Personal Insurance segments, we refer to the operating expenses that we incur to underwrite risks as underwriting expenses. These include direct and ceding commission expenses (payments to our producers for the premiums that they generate for us) and other underwriting expenses. In our Insurance Services segment, operating expenses consist of costs incurred to manage the Reciprocal Exchanges and other insurance service expenses.

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

Measurement of Results

We use various measures to analyze the growth and profitability of our business segments. In our Commercial Insurance and Personal Insurance segments, we measure growth in terms of gross, ceded and net premiums written, and we measure underwriting profitability by examining our loss, expense and combined ratios. We also measure our gross and net written premiums to surplus ratios to measure the adequacy of capital in relation to premiums written. In the Insurance Services segment, we measure growth in terms of fee income generated from the Reciprocal Exchanges and, to a lesser extent, fee and commission revenue received. We measure profitability in terms of net income attributable to Tower Group, Inc. and return on average equity related to Tower Group, Inc.

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

Management fee income earned by the management companies. Our management companies provide various underwriting, claims, investment management and other services to the Reciprocal Exchanges. We receive a percentage of the gross written premiums issued by the Reciprocal Exchanges.

Net income and return on average equity. We use net income to measure our profits and return on average equity to measure our effectiveness in utilizing our stockholders’ equity to generate net income on a consolidated basis. In determining return on average equity for a given year, net income is divided by the average of stockholders’ equity for that year.

Book value per share. Book value per share is calculated as Tower Group, Inc, stockholders’ equity over the number of shares outstanding. We use this as a measure of value per share of the Company independent from the market price per share.

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

	Year Ended December 31,
($ in thousands)	2011	2010	2009

Operating income	$56,048	$97,155	$107,288
Net realized gains (losses) on investments	6,980	13,740	1,501
Acquisition-related transaction costs	(360)	(2,369)	(14,038)
Income tax	(2,470)	(4,636)	2,047

Net income attributable to Tower Group, Inc.	$60,198	$103,890	$96,798

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

Loss and loss adjustment expense reserves. The reserving process for loss and LAE reserves provides our best estimate at a particular point in time of the ultimate unpaid cost of all losses and LAE incurred, including settlement and administration of losses, and is based on facts and circumstances then known and including losses that have been incurred but not yet reported. The process includes using actuarial methodologies to assist in establishing these estimates, judgments relative to estimates of future claims severity and frequency, the length of time before losses will develop to their ultimate level and the possible changes in the law and other external factors that are often beyond our control. There are various actuarial methods that are appropriate for the different lines of business, and our actuaries’ use of a particular method or weighting of methods depends in part on the maturity of each accident year by line of business, the limits of liability covered under the policies, the presence or absence of large claims in the experience, and other considerations. In general, the various actuarial methods can be grouped into three categories: loss ratio projection, loss development methods, and the B-F method. For the most recent accident year, and especially for liability lines of business, the actuarial method given the most weight is usually the loss ratio method, since the percentage of ultimate claims reported to date is expected to be low and the immature reported claims experience is not a reliable indicator of ultimate losses for that accident year. For property lines of business for the most recent accident year, the B-F method is usually given the most weight, because experience typically shows that there is a small percentage of claims reported in the subsequent period due to normal lags in reporting and processing of claims in these lines of business that can be relatively reliably estimated as a percentage of premiums, which is reflected in the B-F method. For each line of business, the actuarial reserving method usually given the most weight shifts from the loss ratio projection to the B-F method to the incurred loss projection as each accident year matures. These methods are described in “Business—Loss and Loss Adjustment Expense Reserves.”

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

Due to the inherent uncertainty associated with the reserving process, the ultimate liability may differ, perhaps substantially, from the original estimate. Such estimates are regularly reviewed and updated, and any resulting adjustments are included in the current year’s results. Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Specifically, on at least a quarterly basis, we review, by line of business, existing reserves, new claims, changes to existing case reserves and paid losses with respect to the current and prior years. See “Business—Loss and Loss Adjustment Expense Reserves” for additional information regarding our loss and LAE reserves.

We segregate our data for estimating loss reserves. The property lines include Fire and Allied Lines, Homeowners-property, Commercial Multi-peril Property, Multi-Family Dwellings, Inland Marine and Automobile Physical Damage. The casualty lines include Homeowners-liability, Commercial Multi-peril Liability, Other Liability, Workers’ Compensation, Commercial Automobile Liability, and Personal Automobile Liability. Commercial Insurance segment reserves are estimated separately from Personal Insurance segment reserves. For the Commercial Insurance segment we analyze reserves by line of business and, where appropriate, we further segregate the data for analysis purposes between small, middle and large policies sizes and by state or region. We also analyze various producers’ business separately where the volume of business from those producers is considered significant and the characteristics of the business from those particular producers are perceived to be different. Within the Personal Insurance segment, we estimate loss and loss expenses reserves separately for the Reciprocal Exchanges, which we manage, and for our owned companies. We utilize line of business breakdowns and, where appropriate, analyze results separately by state.

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

ULAE for claims that are handled in-house by our claims adjusters utilize a similar process to that described above for ALAE. We determine fixed fees per claim by line of business, and assign these costs to line of business and accident year. For property lines, 50% of the fixed fee is attributed to claims when a claim is opened and 50% is attributed to claims when they are closed. For casualty lines, 75% of the fixed fee is attributed to the claim when a claim is opened and 25% is attributed to the claims when the claim is closed. The IBNR portion of ULAE for these claims is based upon 50% of the fixed fee per claims for in-house ULAE multiplied by the number of claims open and by 100% of the fixed fee multiplied by the estimated number of claims to be reported for prior accident dates.

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

Establishing fair value of loss and LAE reserves for acquired companies. At acquisition date, loss and LAE reserves must be set to fair value. As there are no readily observable markets for these liabilities, we use a valuation model that estimates net nominal future cash flows related to the loss and LAE reserve. This valuation is adjusted for the time value of money and a risk margin to compensate the Company for bearing the risk associated with the liabilities. This adjustment is referred to as the “reserve risk premium”, which is amortized over the expected payout pattern of the claims.

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

Ceding commissions under a quota share reinsurance agreement are based on the agreed-upon commission rate applied to the amount of ceded premiums written. Ceding commissions are realized as income as ceded premiums written are earned. The ultimate commission rate earned on our quota share reinsurance contracts is determined by the loss ratio on the ceded premiums earned. If the estimated loss ratio decreases from the level currently in effect, the commission rate increases and additional ceding commissions are earned in the period in which the decrease is recognized. If the estimated loss ratio increases, the commission rate decreases, which reduces ceding commissions earned. As a result, the same uncertainties associated with estimating loss and LAE reserves affect the estimates of ceding commissions earned. We monitor the ceded ultimate loss ratio on a quarterly basis to determine the effect on the commission rate of the ceded premiums earned that we accrued during prior accounting periods. The estimated ceding commission income relating to prior years recorded in 2011, 2010, and 2009 was a decrease of $0.1 million, $2.7 million and $2.2 million, respectively. These decreases are attributed to prior year reserve development that was not initially anticipated.

Reinsurance recoverables. Reinsurance recoverable balances are established for the portion of paid and unpaid loss and LAE that is assumed by reinsurers. Prepaid reinsurance premiums represent unearned premiums that are ceded to reinsurers. Reinsurance recoverables and prepaid reinsurance premiums are reported on our balance sheet separately as assets, instead of netted against the related liabilities, since reinsurance does not relieve us of our legal liability to policyholders and ceding companies. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Consequently, we bear credit risk with respect to our individual reinsurers and may be required to make judgments as to the ultimate recoverability of our reinsurance recoverables. Additionally, the same uncertainties associated with estimating loss and LAE reserves affect the estimates of the amount of ceded reinsurance recoverables. We continually monitor the financial condition and rating agency ratings of our reinsurers. Non-admitted reinsurers are required to collateralize their share of unearned premium and loss reserves either by placing funds in a trust account meeting the requirements of New York Regulation 114 or by providing a letter of credit. In addition, from October 2003 to December 31, 2005, we placed our quota share treaties on a “funds withheld” basis, under which we retained the ceded premiums written and placed that amount in segregated trust accounts from which we may withdraw amounts due to it from the reinsurers.

Deferred acquisition costs, net. We have retrospectively adopted updated guidance issued by the Financial Accounting Standards Board (“FASB”) on the accounting for deferred acquisition costs (“DAC”) effective January 1, 2011. Our prior period results have been restated for the impact of this accounting change. We defer certain expenses that vary with and are directly related to the successful acquisition of new and renewal insurance business, including commission expense on gross premiums written, premium taxes and certain other costs related to the acquisition of insurance contracts. These costs are capitalized and the resulting asset, DAC, is amortized and charged to expense or income in future periods as gross and ceded premiums written are earned. The method followed in computing deferred acquisition costs, net, limits the amount of such deferred amounts to its estimated realizable value. The ultimate recoverability of deferred acquisition costs is dependent on the continued profitability of our insurance underwriting. We also consider anticipated invested income in determining the recoverability of these costs. If our insurance underwriting becomes unprofitable, we may have to write off a portion of our deferred acquisition costs, resulting in a further charge to income in the period in which the underwriting losses are recognized. The value of business acquired (“VOBA”) is an intangible asset relating to the estimated fair value of the unexpired insurance policies acquired in a business combination. VOBA is determined at the time of a business combination and is reported on the consolidated balance sheet with DAC and is amortized in proportion to the timing of the estimated underwriting profit associated with the in force policies acquired. The cash flow or interest component of VOBA is amortized in proportion to the expected pattern of future cash flows. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable.

Impairment of invested assets. Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. We regularly review our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, we consider, among other criteria:

•	the overall financial condition of the issuer;

•	the current fair value compared to amortized cost or cost, as appropriate;

•	the length of time the security’s fair value has been below amortized cost or cost;

•	specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments;

•	whether management intends to sell the security and, if not, whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis;

•	specific cash flow estimations for fixed-income securities; and

•	current economic conditions.

If an other-than-temporary-impairment (“OTTI”) loss is determined for a fixed-maturity security (for which we do not have the intent to sell or it is not more likely than not we would be required to sell), the credit portion is recorded in the income statement as realized investment losses and the non-credit portion is recorded in accumulated other comprehensive income. The credit portion results in a permanent reduction in the cost basis of the underlying investment. For all other fixed-maturity security and equity security impairments, the entire impairment is reflected as a realized investment loss and reduces the cost basis of the security. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. We recorded OTTI losses on our fixed maturity and equity securities in the amounts of $3.5 million, $16.1 million and $44.2 million in 2011, 2010, and 2009, respectively, of which $3.2 million, $4.2 million and $23.5 million were recorded in earnings in 2011, 2010, and 2009, respectively.

Since total unrealized losses are a component of stockholders’ equity, the recognition of OTTI losses have no effect on our comprehensive income or stockholders’ equity.

See “Business-Investments” and “Note 5 – Investments” in the notes to consolidated financial statements for additional detail regarding our investment portfolio at December 31, 2011, including disclosures regarding OTTI.

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

An impairment loss is recognized if the carrying value of an intangible asset or goodwill is not recoverable and its carrying amount exceeds its fair value. No impairment losses were recognized in 2011, 2010 and 2009. Significant changes in the factors we consider when evaluating our intangible assets and goodwill for impairment losses could result in a significant charge for impairment losses reported in our consolidated financial statements. See “Note 7 – Goodwill and Intangible Assets” in the notes to consolidated financial statements.

Consolidated Results of Operations

Our results of operations are discussed below in two parts, consolidated results of operations and the results of each of our three segments. The comparison between quarters is affected by the acquisitions described above.

	Year Ended December 31,
($ in millions)	2011	Change	Percent	2010	Change	Percent	2009

Commercial insurance segment underwriting profit	$8.7	$(31.2)	-78%	$39.9	$(44.2)	-53%	$84.1
Personal insurance segment underwriting profit (loss) (1)	(13.7)	(21.2)	-283%	7.5	11.1	-308%	(3.6)
Insurance services segment pretax income (2)	11.5	(2.7)	-19%	14.2	13.3	NM	0.9
Net investment income	127.6	21.5	20%	106.1	31.2	42%	74.9
Net realized gains on investments, including other-than-temporary impairments	9.4	(4.1)	-30%	13.5	12.0	NM	1.5
Corporate expenses	(11.4)	(7.2)	178%	(4.2)	(0.3)	5%	(3.9)
Acquisition-related transaction costs	(0.4)	2.0	-83%	(2.4)	11.6	-83%	(14.0)
Interest expense	(34.4)	(9.8)	40%	(24.6)	(6.5)	36%	(18.1)
Other income (expense)	-	0.4	-100%	(0.4)	(20.2)	-103%	19.8
Income before income taxes	97.3	(52.3)	-35%	149.6	8.0	6%	141.6
Income tax expense	25.2	(25.2)	-50%	50.4	5.6	13%	44.8

Net income	$72.1	$(27.1)	-27%	$99.2	$2.4	2%	$96.8

Less net income (loss) attributable to Reciprocal Exchanges	11.9	16.6	-353%	(4.7)	-	-	-

Net income attributable to Tower Group, Inc.	$60.2	$(43.7)	-42%	$103.9	$7.1	7%	$96.8

NM is shown where percentage change exceeds 500%

Key Measures

Gross premiums written and produced:
Written by Commercial and Personal Insurance segments	$1,810.9	$314.6	21%	$1,496.4	$425.7	40%	$1,070.7
Produced by Insurance Services segment	-	-	-	-	(11.7)	-100%	11.7

Total	$1,810.9	$314.6	21%	$1,496.4	$413.9	-60%	$1,082.4

	Year Ended December 31,
	2011	2010	2009

Percent of total revenues:
Net premiums earned	89.7%	88.7%	86.9%
Commission and fee income (3)	2.6%	3.1%	5.3%
Net investment income	7.2%	7.3%	7.6%
Net realized investment gains(losses)	0.5%	0.9%	0.2%

Underwriting Ratios for Commercial and Personal Insurance Segments Combined
Net Calendar Year Loss Ratios	66.2%	60.7%	55.6%
Net Underwriting Expense Ratios (4)	34.1%	35.7%	35.0%
Net Combined Ratios	100.3%	96.4%	90.6%

Return on average equity (5)	5.8%	10.0%	12.7%

(1) Personal Insurance segment underwriting profit includes underwriting results of the Reciprocal Exchanges for the years ended December 31, 2011 and 2010.

(2) Insurance Services segment pretax income for the years ended December 31, 2011 and 2010 includes results related to Tower’s management services agreements with the Reciprocal Exchanges.

(3) Commission and fee income for the years ended December 31, 2011 and 2010 excludes management fee income earned by Tower from the Reciprocal Exchanges. These amounts are eliminated in reporting consolidated net income.

(4) The net underwriting expense ratios include fees paid by the Reciprocal Exchanges to Tower in excess of Tower’s direct costs to service the management services agreement. These fees increased the gross and net expense ratios by 0.6% and 1.0%, respectively, for the years ended December 31, 2011 and 2010.

(5) For the years ended December 31, 2011, 2010 and 2009, the after-tax impact of net realized investment gains offset by acquisition-related transaction costs, increased (lowered) return on average equity by 0.4%, 0.7% and (1.4)%, respectively.

Consolidated Results of Operations 2011 Compared to 2010

Total revenues. Total revenues increased by 21.8% for the year ended December 31, 2011 as compared to 2010, primarily due to increased net premiums earned, net investment income and policy billing fees resulting from the acquisition of OBPL which was acquired on July 1, 2010 and was reflected in Tower’s consolidated results for twelve months in 2011 as compared to six months in 2010.

Premiums earned. Gross premiums earned for the years ended December 31, 2011 and 2010 were $1,789.8 million and $1,519.6 million, respectively, for an increase of 17.8%. This increase is primarily a result of OBPL and to a lesser extent the AequiCap II and Navigators renewal rights transactions and the customized solutions and assumed reinsurance initiatives. Ceded premiums earned declined $31.1 million to $195.9 million in 2011 from $227.0 million in 2010. Ceded premiums earned declined as Tower elected to cancel its liability quota share reinsurance treaty in 2011. This decrease was somewhat offset by the Company’s quota share reinsurance on the OBPL homeowners business, which was in effect for twelve months in 2011 as compared to six months in 2010.

Overall, the Company’s net earned premiums increased $301.2 million, or 23.3%, to $1,593.9 million in 2011 from $1,292.7 million in 2010.

Commission and fee income. Commission and fee income decreased by $0.4 million in the year ended December 31, 2011 as compared to the year ended December 31, 2010. This decrease is primarily attributed to the decline in ceding commission revenue on a liability quota share reinsurance treaty that was effective only in 2010, offset by an increase in policy billing fees and ceding commission revenues associated with the OBPL acquired business.

Net investment income and net realized gains (losses). Net investment income increased 20.3% in the year ended December 31, 2011 compared to 2010. The increase in net investment income resulted from an increase in average cash and invested assets for the year ended December 31, 2011 as compared to 2010. The increase in average cash and invested assets resulted primarily from $365.1 million of invested assets from the OBPL acquisition (reduced by cash to finance such acquisition) and from operating cash flows of $85.0 million generated in 2011. The positive cash flow from operations was the result of an increase in premiums collected from a growing book of business. The tax equivalent investment yield of our fixed maturity portfolio at amortized cost was 4.8 % and 4.7% at December 31, 2011 and 2010, respectively. Operating cash invested in fixed income securities in 2011 and in 2010 has been affected by a low yield environment. We increased investments in high-yield securities and dividend paying equity securities to reduce the impact of this low interest rate environment.

The Company had net realized investment gains of $9.4 million for the year ended December 31, 2011 compared to gains of $13.5 million in 2010. OTTI losses recorded in earnings for the year ended December 31, 2011 were $3.2 million, a decline from $4.2 million of OTTI losses recorded for 2010.

Loss and loss adjustment expenses. The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 66.2% and 60.7% for the years ended December 31, 2011 and 2010, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 67.6% and 60.2% for the years ended December 31, 2011 and 2010, respectively. The Reciprocal Exchanges’ net loss ratio was 55.8% and 66.3% for the years ended December 31, 2011 and 2010, respectively.

Excluding the Reciprocal Exchanges, the 2011 net loss and loss adjustment expenses included $74.3 million from claims related to severe weather related events, including first quarter of 2011 claims relating to heavy snow, Hurricane Irene in August 2011, and other severe winter storms and tornados that resulted in an unusual number of claims. Excluding these severe weather related events, the net loss ratio for Tower, excluding the Reciprocal Exchanges, would have been 62.3% for the year ended December 31, 2011.

Excluding the Reciprocal Exchanges, there was net adverse loss development of $17.0 million for the year ended December 31, 2011 comprised of favorable development in Personal Insurance of $29.1 million and unfavorable development in Commercial Insurance of $46.1 million.

The net unfavorable development in Commercial Insurance included $26.4 million for other liability, $30.5 million for workers compensation, and $7.9 million for commercial automobile. This was offset in part by favorable development on commercial packages and monoline property totaling $6.4 million, by favorable development in CPRE of $10.4 million, and $1.9 million for amortization of reserves risk premium that was established in 2009 as part of fair value accounting for the acquisitions made that year. The favorable development in Personal Insurance, was comprised primarily of $22.2 million for private passenger automobile liability, $13.1 million for homeowners and $1.9 million for amortization of reserves risk premium, principally relating to reserves acquired in the OBPL transaction developing more favorably than anticipated at the time of the acquisition, offset by unfavorable development of $4.2 million in discontinued personal lines business, $3.1 million in involuntary plans and $0.8 million in other lines.

For the Reciprocal Exchanges, the favorable development was $37.8 million, comprised of favorable development of $29.0 million for private passenger automobile liability, $7.6 million for homeowners and other lines, and $1.2 million for amortization of reserves risk premium.

Operating expenses. Operating expenses, which include direct and ceding commission expenses and other operating expenses, were $589.6 million for the year ended December 31, 2011, an increase of 18.5% over the prior year, primarily as a result of the OBPL acquisition, which was not included in the Company’s results for the first six months of 2010. In addition, the Company amortized the value of business acquired (“VOBA”) asset recorded on July 1, 2010 in connection with the OBPL purchase accounting. This resulted in $10.2 million of expense recorded in 2011 and exceeded the amount of acquisition costs that were capitalized in 2011as DAC. The VOBA was fully amortized as of June 30, 2011. In addition, the Company incurred $23.9 million in 2011 compared to $13.3 million in 2010, under the transition services agreements with OneBeacon. The net underwriting expense ratio improved to 34.1% in 2011 from 35.7% in 2010.

The consolidated gross underwriting expense ratio improved slightly to 32.3% in 2011 from 32.9% in 2010. The commission portion of the gross underwriting expense ratio was 17.4% and 17.6% for years ended December 31, 2011 and 2010, respectively. The improvement in the commission ratio reflects the impact of lower commission rates in the Reciprocal Exchanges. The gross other underwriting expense (“OUE”) ratio, which includes boards, bureaus and taxes (“BB&T”), improved to 14.9% in 2011 from 15.3% in 2010.

Acquisition-related transaction costs. Acquisition-related transaction costs for the year ended December 31, 2010 were $2.4 million and relate to the acquisition of OBPL. These costs were negligible in 2011.

Interest expense. Interest expense increased by $9.9 million for the year ended December 31, 2011 compared to 2010. Interest expense increased mainly due to the issuance of $150 million of convertible senior notes in September 2010 and increased borrowings under the credit facility in 2011. Interest on funds withheld was $3.6 million in 2011 as compared to $2.7 million in 2010.

Income tax expense. Income tax expense decreased in 2011 compared to 2010 due to the decrease in pre-tax income. The effective income tax rate (including state and local taxes) was 25.9% for the year ended December 31, 2011, compared to 33.7% for the same period in 2010. The effective rate is lower than the statutory rate due to, among other things, our tax exempt municipal investment and dividends received deductions related to our equity securities portfolio, as well as the reversal of a $1.3 million valuation allowance at the Reciprocal Exchanges.

The decline in the effective tax rate from 2010 to 2011 is primarily attributed to (i) the increase in tax exempt interest income and dividend received deductions to $7.2 million in 2011 as compared to $4.9 million in 2010, and (ii) the decline in pre-tax income from 2010 to 2011. Also, the Company reduced the valuation allowance for the Reciprocal Exchanges in by $1.3 million in 2011, whereas no change to the valuation allowance was recorded in 2010.

Net income and return on average equity. Net income and annualized return on average equity attributable to Tower Group, Inc. were $60.2 million and 5.8% for the year ended December 31, 2011 compared to $103.9 million and 10.0% for the year ended December 31, 2010. The return on average equity is calculated by dividing net income by average stockholders’ equity. Average stockholders’ equity was $1,041.7 million and $1,039.1 million at December 31, 2011 and 2010, respectively.

The decrease in the net income and annualized return on equity in 2011 is primarily due to an increase of $48.3 million in after-tax losses from severe weather related events in 2011. These losses were partially offset by increased net income attributed to the acquisition of OBPL.

Consolidated Results of Operations 2010 Compared to 2009

Total revenues. Total revenues increased by 48.4% for the year ended December 31, 2010 as compared to 2009, primarily due to increased net premiums earned and net investment income resulting from the acquisition of OBPL at the beginning of the third quarter of 2010 and the full year results of SUA in 2010 compared to only one month of results in 2009. The following table shows the effects of the various acquisitions on our gross premiums written in 2010:

($ in millions)	Amount	% Change

Gross premiums written for the year ended December 31, 2009	$1,070.7
Gross premiums written from acquired companies	397.7	37%
Organic growth during year	28.0	3%

Gross premiums written for the year ended December 31, 2010	$1,496.4	40%

Premiums earned. Gross premiums earned in the year ended December 31, 2010 increased 45.2% compared to the prior year, primarily as a result of the aforementioned acquisitions. Ceded premiums earned increased by a lower percentage than the gross growth percentage as we retained a larger percentage of our gross premiums because of our increased capital base. Accordingly, net premiums earned in the year ended December 31, 2010 increased by $438.0 million compared to 2009.

Commission and fee income. Commission and fee income decreased by $5.5 million in the year ended December 31, 2010. This decrease is due to our decision to use less quota share reinsurance in 2010 compared to 2009 leading to reduced ceding commission revenue. Insurance services revenue declined for the year ended December 31, 2010 compared to 2009 caused by our managing general agency ceasing to produce business on behalf of CastlePoint’s insurance companies subsequent to the CastlePoint acquisition in 2009. Partially offsetting these decreases was a $3.3 million increase in policy billing fees generated in connection with the OBPL business for the last six months of 2010.

Net investment income and net realized gains (losses). Net investment income increased 41.7% in the year ended December 31, 2010 compared to 2009. The increase in net investment income resulted from an increase in average cash and invested assets for the year ended December 31, 2010 that resulted primarily from invested assets acquired from OBPL and SUA. The tax equivalent investment yield at amortized cost was 4.7% at December 31, 2010 compared to 5.5% for 2009. Operating cash invested in 2009 and in 2010 has been affected by a low yield environment, as asset classes other than US Treasuries have experienced tightening spreads, the result of investors reaching for yield in a low interest rate environment. We have increased our investment in high-yield securities to partially reduce the impact of this low rate environment and in the fourth quarter of 2010. We made investments in dividend paying common equities starting in the fourth quarter of 2010, as a further strategy to mitigate the current low interest rate environment.

Net realized investment gains were $13.5 million for the year ended December 31, 2010 compared to gains of $1.5 million in the same period last year. This increase is due in part to a $19.3 million decline in OTTI losses recognized in earnings from $23.5 million in 2009 to $4.2 million in 2010, offset by a $7.3 decline in capital realized gains from sales of securities from $25.0 million in 2009 to $17.7 million in 2010.

Loss and loss adjustment expenses. For the year ended December 31, 2010 the net loss ratio increased 5.1 percentage points due to the impact of changing business mix, price competition and losses from the storms in the northeastern U.S. occurring in March 2010 which increased the loss ratio by 1.2 points. These impacts were partially offset during the second half of the year by lower property losses.

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

LAE improved during the year by approximately $10 million as a result of bringing in-house the defense of a large portion of our third-party liability claims, and by approximately $14 million as a result of a revised study of the costs of settling claims. The improvement in litigation loss adjustment expenses favorably impacted our Commercial Insurance segment. See “Commercial Insurance Segment Results of Operations” for more details.

Operating expenses. Operating expenses were $497.7 million for the year ended December 31, 2010, an increase of 40.7% over the prior year, primarily as a result of the aforementioned acquisitions. Also contributing to the increase were investments in technology and restructuring, primarily in our Commercial Insurance segment, following the various acquisitions over the past eighteen months.

Acquisition-related transaction costs. Acquisition-related transaction costs for the year ended December 31, 2010 were $2.4 million and relate to the acquisition of OBPL. In the prior year, we recorded acquisition related transaction costs of $14.0 million, primarily related to the CastlePoint and SUA acquisitions.

Interest expense. Interest expense increased by $6.5 million for the year ended December 31, 2010 compared to 2009. Interest expense increased mainly due to the issuance of $150 million of convertible senior notes in September 2010, interest expense on subordinated debentures which were assumed as a result of the merger with CastlePoint, and, to a much lesser extent, interest of $0.1 million on the $56.0 million draw-down under our credit facility entered into on May 24, 2010. The credit facility draw-down was repaid in September 2010. Interest on funds withheld was $2.7 million in 2010 as compared to $0.7 million in 2009.

Other income (expense). Other income for the year ended 2009 was $19.8 million whereas in 2010, we recorded other expenses of $0.4 million. The other income in 2009 consisted of $13.2 million gain on bargain purchase related to the acquisition of SUA in the fourth quarter of 2009 and a gain of $7.4 million on the revaluation of the shares owned in CastlePoint at the time of the acquisition offset by the Company’s $0.8 million equity in the net loss of CastlePoint prior to its acquisition on February 5, 2009. Other expenses in 2010 were not significant at $0.4 million.

Income tax expense. Income tax expense increased in 2010 compared to 2009. The increase in the income tax expense is attributable to the higher income before taxes in the current year, a higher effective tax rate in 2010 and an increase in state taxes from fee income associated with managing the Reciprocal Exchanges. The effective income tax rate (including state and local taxes) was 33.7% for the year ended December 31, 2010, compared to 31.6% for the same period in 2009. The gain on bargain purchase of SUA in 2009 decreased the effective tax rate in that year as this gain was not subject to tax.

Net income and return on average equity. Net income and annualized return on average equity were $ 103.9 million and 10.0% for the year ended December 31, 2010 compared to $96.8 million and 12.7% for the 2009. The decline in the annualized return on equity in 2010 is primarily due to the reduced earnings resulting from higher incurred loss and LAE, including the $17.5 million pre-tax charge for the northeast U.S. Storm occurring during March 13 to March 15, 2010. The return on average equity is calculated by dividing net income by average stockholders’ equity. Average stockholders’ equity was $1,039.1 million and $761.9 million at December 31, 2010 and 2009, respectively.

Commercial Insurance Segment Results of Operations

	Year Ended December 31,
($ in millions)	2011	Change	Percent	2010	Change	Percent	2009

Net premiums written	$1,152.3	$165.0	16.7%	$987.3	$256.4	35.1%	$730.9

Revenues
Net premiums earned	$1,087.9	$146.9	15.6%	$941.0	$202.8	27.5%	$738.2
Ceding commission revenue	14.8	(17.2)	-53.9%	32.0	(7.4)	-18.5%	39.4
Policy billing fees	4.3	1.5	58.5%	2.8	0.6	22.7%	2.2

Total revenue	1,107.0	131.2	13.5%	975.8	196.0	25.1%	779.8

Expenses
Net loss and loss adjustment expenses	736.5	147.2	25.0%	589.3	182.6	44.9%	406.7
Underwriting expenses
Direct commission expenses	209.9	18.5	9.6%	191.4	17.1	9.8%	174.3
Other underwriting expenses	151.9	(3.3)	-2.1%	155.2	40.5	35.3%	114.7

Total underwriting expenses	361.8	15.2	4.4%	346.6	57.6	19.9%	289.0

Underwriting profit	$8.7	$(31.2)	-78.3%	$39.9	$(44.2)	-52.6%	$84.1

	Year Ended December 31,
Ratios	2011	2010	2009

Net calendar year loss and LAE	67.7%	62.6%	55.1%
Net underwriting expenses	31.5%	33.1%	33.5%
Net combined	99.2%	95.7%	88.6%

Commercial Insurance Segment Results of Operations 2011 Compared to 2010

Premiums. Gross premiums written for the year ended December 31, 2011 were $1,225.3 million as compared to $1,083.9 million during the same period in 2010. The increase of $141.4 million is primarily attributed to our new initiatives with customized solutions and assumed reinsurance which accounted for growth of $85.7 million and $72.8 million in 2011 compared to 2010, respectively.

Ceded premiums written for the year ended December 31, 2011 were $73.0 million compared to $96.6 million for the year ended December 31, 2010. The decrease in ceded premiums written resulted from our decision to not renew our liability quota share reinsurance treaty which was in effect in 2010. In addition, we reduced the ceded premiums for our excess of loss reinsurance by raising our retention from $1.5 million to $5.0 million on all lines of business except workers’ compensation on which our retention was raised from $1.5 million to $2.5 million. The company also purchased catastrophe reinsurance for all property lines.

The increases in net premiums written and earned are attributed to both the increase in gross written premiums and decline in ceded written premiums, as discussed above.

Renewal retention rate excluding programs was 77.1% for the year ended December 31, 2011 compared to 77.0% during the same period in 2010. Premiums on renewed commercial business, other than programs, increased 1.5%. Excluding programs, policies in-force for our commercial business remained flat as of December 31, 2011.

Ceding commission revenue. Ceding commission revenue decreased for the year ended December 31, 2011 by $17.2 million compared to 2010. The decrease was a result of the non-renewal of our liability quota share contract.

Loss and loss adjustment expenses and loss ratio. The net loss ratios were 67.7% and 62.6% for the years ended December 31, 2011 and 2010, respectively. The loss ratios increased in the current calendar year by 5.1 points in total, which is attributable to 2.9 points primarily due to severe weather related events losses and 2.2 points as a result of revised estimates of losses from prior years. The 2011 severe weather related losses, which include Hurricane Irene, were $31.5 million.

We increased reserves for prior years by approximately $46.1 million comprised of $26.4 million for other liability, $30.5 for workers compensation, and $7.9 million for commercial automobile. This was offset in part by favorable development on commercial packages and monoline property totaling $6.4 million, by favorable development in CPRE of $10.4 million, and $1.9 million for amortization of reserves risk premium that was established in 2009 as part of fair value accounting for the acquisitions made that year. Other liability unfavorable development included $8.1 million unfavorable related to excess liability coverage pertaining to one of our specialty programs. The unfavorable development in workers compensation included $8.3 million for programs and $10.3 million for transactional business.

Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commissions and other underwriting expenses, increased by $15.2 million, or 4.4%, for the year ended December 31, 2011 as compared to the 2010. The net underwriting expense ratio improved 1.6 percentage points from 2010 to 2011.

The gross underwriting expense ratio was 30.3% for the year ended December 31, 2011 as compared to 31.3% in 2010. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 17.8% for the year ended December 31, 2011 compared to 17.4% for the same periods in 2010. This increase is attributable to the assumed reinsurance which has a higher commission. The OUE ratio, including BB&T, was 12.5% for the year ended December 31, 2011 compared 13.9% for the same period in 2010. The improvement in OUE in 2011 resulted from of our continued efforts to reduce expenses through integration, with many functions consolidated into one office.

Underwriting profit and combined ratio. The net combined ratios were 99.2% for the year ended December 31, 2011 and 95.7% for 2010. The increase in the combined ratio in 2011 resulted from an increase in the net loss ratio due to catastrophe losses and more competitive market conditions, partially offset by a decrease in the net expense ratios as described above.

Commercial Insurance Segment Results of Operations 2010 Compared to 2009

Premiums. Gross premium written for the year ended December 31, 2010 were $1,083.8 million compared to $884.7 million in 2009. The increase in gross premiums written was primarily the result of the acquisitions of CastlePoint and Hermitage in February 2009 and the acquisition of SUA in November 2009.

Ceded premiums written for the year ended December 31, 2010 were $96.6 million compared to $153.8 million for the year ended December 31, 2009. The decrease in ceded premiums written resulted from our decision to lower the ceded percentage on our liability quota share reinsurance treaty during 2010.

Catastrophe reinsurance ceded premiums were $11.4 million for the years ended December 31, 2010 and 2009. Catastrophe costs remained flat because there were no significant changes in commercial property exposure that we reinsure.

The change in net premiums written and earned increased in line with increases in gross premiums that were driven primarily by the acquisitions described above and the aforementioned decrease in ceded premiums.

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

Ceding commission revenue. Ceding commission revenue decreased for the year ended December 31, 2010 by $7.4 million compared to 2009. The decrease was a result of a lower ceded commission rate on our liability quota share treaty earned in 2010 compared to the ceded commission rate on our multi-line quota share which was earned in 2009. Ceding commission revenue decreased by $2.3 million for the year ended December 31, 2010 as a result of increases in ceded loss ratios on prior year’s quota share treaties compared to a decrease of $1.8 million for 2009.

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

Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commissions and other underwriting expenses, increased $57.6 million from 2009 to 2010. The increase in underwriting expenses resulted from the increase in gross premiums earned, which was primarily due to the acquisitions discussed above. The gross underwriting expense ratio was 31.3% for the year ended December 31, 2010 as compared to 32.3% for 2009. The net expense ratio was 33.1% for the year ended December 31, 2010 as compared to 33.5% for 2009.

The other underwriting expense (“OUE”) ratio, including BB&T, was 13.9% for the year ended December 31, 2010 compared to 12.7% for 2009. This increase is attributed to: (i) the increase in gross premiums written which impact our BB&T; (ii) our investment in technology and overall integration efforts have increased due to the previously mentioned acquisitions over the past eighteen months that were mainly commercial lines focused; and (iii) compensation-related costs of $2.9 million were incurred in connection with staff reductions related to ongoing restructuring and closing of certain offices associated with acquired businesses.

The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 17.4% for the year ended December 31, 2010 compared to 19.6% for 2009. The decrease in commission rate for 2010 resulted from significantly higher amortization costs in 2009 for the value of business acquired (“VOBA”) of CastlePoint.

Underwriting profit and combined ratio. The net combined ratios were 95.7% for the year ended December 31, 2010 and 88.6% for 2009. The increase in the combined ratio in 2010 resulted from an increase in the net loss ratio due to catastrophe losses, softer market conditions and from increases in the net expense ratios as describe above.

Personal Insurance Segment Results of Operations

	Year Ended December 31,
	2011					2010
		Reciprocal					Reciprocal
($ in millions)	Tower	Exchanges	Total	Change	Percent	Tower	Exchanges	Total

Net premiums written	$316.9	$169.4	$486.3	$159.5	48.8%	$223.6	$103.2	$326.8

Revenues
Net premiums earned	$318.7	$187.2	$505.9	$154.2	43.9%	$257.9	$93.8	$351.7
Ceding commission revenue	12.5	6.7	19.2	13.1	216.0%	4.0	2.1	6.1
Policy billing fees	5.6	0.6	6.2	2.8	76.2%	3.1	0.3	3.4

Total revenue	336.8	194.5	531.3	170.1	47.1%	265.0	96.2	361.2

Expenses
Net loss and loss adjustment expenses	214.4	104.4	318.8	124.1	63.7%	132.5	62.2	194.7
Underwriting expenses
Direct commission expenses	68.9	32.5	101.4	26.6	35.7%	56.4	18.4	74.8
Other underwriting expenses	73.1	51.7	124.8	40.6	48.2%	59.9	24.3	84.2

Total underwriting expenses	142.0	84.2	226.2	67.2	42.2%	116.3	42.7	159.0

Underwriting profit (loss)	$(19.6)	$5.9	$(13.7)	$(21.2)	-281.7%	$16.2	$(8.7)	$7.5

Ratios
Net calendar year loss and LAE	67.2%	55.8%	63.0%			51.4%	66.3%	55.4%
Net underwriting expenses	38.9%	41.0%	39.7%			42.3%	43.0%	42.5%
Net combined	106.1%	96.8%	102.7%			93.7%	109.3%	97.9%

	Year Ended December 31,
	2010
		Reciprocal
($ in millions)	Tower	Exchanges	Total	Change	Percent	2009

Net premiums written	$223.6	$103.2	$326.8	$171.5	110.4%	$155.3

Revenues
Net premiums earned	$257.9	$93.8	$351.7	$235.2	201.9%	$116.5
Ceding commission revenue	4.0	2.1	6.1	1.5	32.5%	4.6
Policy billing fees	3.1	0.3	3.4	2.7	381.9%	0.7

Total revenue	265.0	96.2	361.2	239.4	196.6%	121.8

Expenses
Net loss and loss adjustment expenses	132.5	62.2	194.7	125.9	183.1%	68.8
Underwriting expenses
Direct commission expenses	56.4	18.4	74.8	46.1	160.0%	28.7
Other underwriting expenses	59.9	24.3	84.2	56.3	177.7%	27.9

Total underwriting expenses	116.3	42.7	159.0	102.4	180.6%	56.6

Underwriting profit (loss)	$16.2	$(8.7)	$7.5	$11.1	306.5%	$(3.6)

Ratios
Net calendar year loss and LAE	51.4%	66.3%	55.4%			59.1%
Net underwriting expenses	42.3%	43.0%	42.5%			44.1%
Net combined	93.7%	109.3%	97.9%			103.2%

Personal Insurance Segment Results of Operations 2011 Compared to 2010

Premiums. Gross premiums written for the year ended December 31, 2011 were $585.6 million as compared to $412.5 million in 2010. The increase of $173.1 million is primarily attributable to OBPL which was acquired on July 1, 2010, and was reflected in Tower’s consolidated results for twelve months in 2011 as compared to six months in 2010. Excluding the effects of OBPL, Tower’s other personal lines gross premiums written increased $7.7 million from $201.0 million in 2010 to $208.7 million in 2011 due principally to organic growth in the homeowners business.

Ceded premiums written for the year ended December 31, 2011 were $99.4 million, an increase of $13.7 million as compared to $85.7 million in 2010. The Company reinsures the homeowners and umbrella business obtained from OBPL through a quota share program. The Company also purchased catastrophe reinsurance for certain property business. The increase in ceded premiums written is due to the increase in gross premiums written associated with the OBPL acquisition

Net premiums written and earned increased $159.5 million and $154.2 million, respectively, in 2011 as compared to 2010. The increase in net premiums written and earned is a result of the OBPL acquisition, as discussed above. Net premiums written and earned associated with the OBPL business were $311.6 million and $335.2 million, respectively, in 2011 compared to $170.0 million and $191.8 million, respectively, in 2010.

The Company’s personal lines renewal retention was 86% and 83% for the years ended December 31, 2011 and 2010, respectively. The increase in 2011 is attributed to the change in business mix as a result of the OBPL acquisition. Premiums on renewed business increased by 2.5% and 5.0% in 2011 and 2010, respectively. Policies-in-force decreased by 2.5% as of December 31, 2011 from December 31, 2010.

Ceding commission revenue. The increase in ceding commission revenue for the year ended December 31, 2011 compared to the prior year is attributed to the commission revenue earned on the previously mentioned homeowners and umbrella quota share treaties on the OBPL acquired business.

Net loss and loss adjustment expenses. Our net loss and loss adjustment expense ratio for 2011 compared to 2010 increased by 7.6 percentage points to 63.0% and, excluding the Reciprocal Exchanges, increased by 15.8 points to 67.2%.

Excluding the Reciprocal Exchanges, the increase in the loss ratio as compared to 2010 was primarily due to winter storms and property catastrophes, the most significant of which was Hurricane Irene. These storms, together, added $42.8 million in losses and 13.4 points to the net loss ratio. Excluding these storms the loss ratio would have been 53.8% in 2011.

The favorable development in Personal Insurance, excluding the Reciprocal Exchanges, of $29.1 million was comprised primarily of $22.2 million for private passenger automobile liability, $13.1 million for homeowners and $1.9 million for amortization of reserves risk premium, principally relating to reserves acquired in the OBPL transaction developing more favorably than anticipated at the time of the acquisition, offset by unfavorable development of $4.2 million in discontinued personal lines business, $3.1 million in involuntary plans and $0.8 million in other lines.

The Reciprocal Exchanges loss ratio included $6.5 million from winter storms and property catastrophes that amounted to 3.5 loss ratio percentage points. Excluding these storms the loss ratio would have been 52.3% in 2011.

Underwriting expenses. Underwriting expenses increased by $67.2 million for the year ended December 31, 2011 as compared to the prior year. Nearly all of the increase is related to the OBPL acquisition. The net underwriting expense ratio improved 2.8 percentage points from 2010 to 2011.

The gross underwriting expense ratio improved to 36.0% in 2011 from 36.8% in 2010. The commission portion of the gross underwriting expense ratio was 16.6% and 17.7% for years ended December 31, 2011 and 2010, respectively. The improvement in the commission ratio reflects the impact of lower commission rates in the Reciprocal Exchanges. The gross OUE ratio, which includes BB&T, was 19.4% and 19.1% for the years ended December 31, 2011 and 2010, respectively. The costs of the transition services agreements with OneBeacon have the effect of increasing the gross OUE ratios.

Underwriting profit and combined ratio. The increase in Personal Insurance segment underwriting loss and combined ratio for the year ended December 31, 2011 as compared to the underwriting profit and combined ratio in 2010 are due primarily to the catastrophe and severe storms that affected the northeastern United States in 2011, partially offset by favorable prior year loss development of $48.3 million in 2011. Of this amount, $10.5 million of the favorable loss development related to Tower, excluding the Reciprocal Exchanges. The Reciprocal Exchanges’ favorable loss development in 2011 was $37.8 million.

Personal Insurance Segment Results of Operations 2010 Compared to 2009

Premiums. Gross premiums written for the year ended December 31, 2010 were $412.5 million, an increase of $226.5 million over the 2009 gross premiums written of $186.0 million. The acquisition of OBPL accounted for $224.3 million of the increase. The remaining growth from the existing business was predominately from our California homeowners book. Immediately following the OBPL acquisition, actions were taken to shed unprofitable business and to reduce coastal exposures.

Ceded premiums written for 2010 were $85.7 million as compared to $30.7 million in 2009. The increase in ceded premiums is principally due to the acquisition of OBPL which generated $41.5 million in ceded premiums. The Company reinsures the homeowners and umbrella business obtained from OBPL through a quota share program. The Company also purchases catastrophe reinsurance for all property business.

Net premiums written for the year ended December 31, 2010 was $326.8 million, an increase of $171.5 million over 2009. The acquisition of OBPL accounted for $167.8 million of the increase.

Ceding commission revenue. Ceding commission revenue for 2010 was $6.1 million, an increase of $1.5 million over 2009. The increase was primarily attributable to the commission revenue associated with the previously mentioned homeowner and umbrella quota share treaties.

Loss and loss adjustment expenses. Our gross and net loss ratios for 2010 decreased by 0.8 and of 3.7 percentage points, respectively, compared to 2009. The net loss ratio excluding the Reciprocal Exchanges was 51.4%. The improvement in loss ratio resulted from lower than expected losses in 2010 and favorable reserve development, which was offset in part by winter storm losses that occurred in March 2010. Winter storm losses were $15.5 million in 2010, which represented 4.4 loss ratio points overall. Third and fourth quarter 2010 homeowners losses were better than expected for the current accident year due to relatively mild winter weather even considering the snow storm that occurred in the Northeast on December 26, 2010.

Prior year losses developed favorably by $32.1 million, comprised of $22.3 million favorable development in our stock companies and $9.9 million favorable development in the Reciprocal Exchanges. For the OBPL business we recorded favorable development that we experienced relative to expected patterns only for the third and fourth quarters of 2010 after our acquisition of this business.

Underwriting expenses. Underwriting expenses increased by $102.4 million for the year ended December 31, 2010 as compared to 2009. This increase is related predominantly to the OBPL acquisition. The net underwriting expense ratio improved 1.6 percentage points from 44.1% in 2009 to 42.5% in 2010.

The gross underwriting expense ratio for 2010 was 36.8%, as compared to 35.3% in 2009. The commission portion of the gross underwriting expense ratio was 17.7%, compared to 18.1% for the prior year. The improvement in the commission ratio reflects the impact of lower commission rates in the Reciprocal Exchanges. The gross OUE ratio, including BB&T, was 19.1% compared with 17.2% in 2009. The increase in the OUE expense ratio relates primarily to increases in expenses attributed to OBPL, including the transition service agreements Tower entered into with OneBeacon whereby OneBeacon will provide certain information technology and operational support to Tower.

Underwriting profit and combined ratio. The net combined ratio for the Personal Insurance segment was 97.9% in 2010, 5.3 points better than prior year. Underwriting income of $7.5 million was $11.1 million better than 2009 and was largely driven by the addition of the OBPL business. Changes in combined ratio reflect the changes in the loss ratio and the expense ratio for reasons described above.

Insurance Services Segment Results of Operations

	Year Ended December 31,
($ in millions)	2011	Change	Percent	2010	Change	Percent	2009

Revenue
Management fee income	$29.3	$11.5	64.6%	$17.8	$17.8	-	$-
Other revenue	1.6	(0.5)	-23.8%	2.1	(3.0)	-57.7%	5.1

Total revenue	30.9	11.0	55.0%	19.9	14.8	284.6%	5.1

Expenses
Other expenses	19.4	13.7	240.4%	5.7	1.4	33.3%	4.2

Total expenses	19.4	13.7	240.4%	5.7	1.4	33.3%	4.2

Insurance services pre-tax income	$11.5	$(2.7)	-19.0%	$14.2	$13.4	NM	$0.9

Premiums produced on behalf of issuing companies	$-	$-	-	$-	$(11.7)	-100.0%	$11.7

NM is shown where percentage change exceeds 500%

Insurance Services Segment Results of Operations 2011 Compared to 2010

Total revenue. The increase in total revenue for the year ended December 31, 2011 compared to 2010 was primarily due to the management fee income earned by Tower for underwriting, claims, investment management and other services provided to the Reciprocal Exchanges pursuant to management services agreements with the Reciprocal Exchanges. The management fee income is calculated as a percentage of the Reciprocal Exchanges’ gross written premiums of $209.3 million and $126.8 million in 2011 and 2010, respectively. The effects of these management services agreements between Tower and the Reciprocal Exchanges are eliminated in consolidation to derive consolidated net income. However, the management fee income is reported in net income attributable to Tower Group, Inc. and included in basic and diluted earnings per share. We had no premiums managed by our managing general agencies in 2011 and 2010.

Total expenses. The increase in total expenses for the year ended December 31, 2011 compared to 2010 was primarily due to the costs incurred under the management services agreement between Tower and the Reciprocal Exchanges, which were in place for the twelve months in 2011 as compared to six months in 2010.

Insurance Services Segment Results of Operations 2010 Compared to 2009

Total revenue. The increase in total revenue for the year ended December 31, 2010 compared to 2009 was primarily due to the management fee income earned by Tower for underwriting, claims, investment management and other services provided to the Reciprocal Exchanges pursuant to a management services agreement with the Reciprocal Exchanges. The management fee income is calculated as a percentage of the Reciprocal Exchanges’ gross written premiums of $126.8 million in 2010. The increase in management fee income was offset by modest declines in revenue generated from our managing general agencies.

Total expenses. The increase in total expenses for the year ended December 31, 2010 compared to 2009 was primarily due to the costs incurred under the management services agreements between Tower and the Reciprocal Exchanges.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of December 31, 2011 and December 31, 2010:

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
($ in thousands)	Cost	Gains	Months	Months	Value	Value

December 31, 2011
U.S. Treasury securities	$154,430	$1,725	$(13)	$-	$156,142	6.1%
U.S. Agency securities	114,411	2,779	-	-	117,190	4.6%
Municipal bonds	688,192	48,777	(255)	-	736,714	29.0%
Corporate and other bonds	750,220	34,466	(6,813)	(150)	777,723	30.6%
Commercial, residential and asset-backed securities	627,859	42,167	(3,529)	(592)	665,905	26.2%

Total fixed-maturity securities	2,335,112	129,914	(10,610)	(742)	2,453,674	96.5%
Equity securities	93,034	1,395	(4,838)	(246)	89,345	3.5%
Short-term investments	-	-	-	-	-	0.0%

Total, December 31, 2011	$2,428,146	$131,309	$(15,448)	$(988)	$2,543,019	100.0%

Tower	$2,138,001	$118,173	$(14,160)	$(915)	$2,241,099
Reciprocal Exchanges	290,145	13,136	(1,288)	(73)	301,920

Total, December 31, 2011	$2,428,146	$131,309	$(15,448)	$(988)	$2,543,019

December 31, 2010
U.S. Treasury securities	$177,060	$1,258	$(64)	$-	$178,254	7.2%
U.S. Agency securities	26,504	758	(34)	-	27,228	1.1%
Municipal bonds	544,019	14,357	(4,635)	(35)	553,706	22.4%
Corporate and other bonds	852,287	36,059	(4,766)	(10)	883,570	35.7%
Commercial, residential and						0.0%
asset-backed securities	707,294	37,665	(3,986)	(1,120)	739,853	29.9%

Total fixed-maturity securities	2,307,164	90,097	(13,485)	(1,165)	2,382,611	96.3%
Equity securities	91,218	2,487	(3,192)	(196)	90,317	3.6%
Short-term investments	1,560	-	-	-	1,560	0.1%

Total	$2,399,942	$92,584	$(16,677)	$(1,361)	$2,474,488	100.0%

Tower	$2,061,448	$87,879	$(14,532)	$(1,361)	$2,133,434
Reciprocal Exchanges	338,494	4,705	(2,145)	-	341,054

Total, December 31, 2010	$2,399,942	$92,584	$(16,677)	$(1,361)	$2,474,488

Credit Rating of Fixed-Maturity Securities

The average credit rating of our fixed-maturity securities, using ratings assigned to securities by Standard & Poor’s, was A+ at December 31, 2011 and December 31, 2010. The following table shows the ratings distribution of our fixed-maturity portfolio:

	Tower		Reciprocal Exchanges
($ in thousands)	Fair Value	Percentage of Fair Value	Fair Value	Percentage of Fair Value

December 31, 2011
Rating
U.S. Treasury securities	$151,621	7.0%	$4,521	1.5%
AAA	189,431	8.8%	49,316	16.4%
AA	930,436	43.3%	98,017	32.8%
A	459,353	21.3%	105,696	35.2%
BBB	208,552	9.7%	12,728	4.2%
Below BBB	214,227	9.9%	29,776	9.9%

Total	$2,153,620	100.0%	$300,054	100.0%

December 31, 2010
Rating
U.S. Treasury securities	$148,018	7.3%	$30,236	8.9%
AAA	620,281	30.4%	100,566	29.5%
AA	412,414	20.2%	46,015	13.5%
A	445,498	21.8%	111,064	32.6%
BBB	161,474	7.9%	32,932	9.7%
Below BBB	253,872	12.4%	20,241	5.8%

Total	$2,041,557	100.0%	$341,054	100.0%

Fixed Maturity Investments—Time to Maturity

The following table shows the composition of our fixed maturity portfolio by remaining time to maturity at December 31, 2011 and December 31, 2010. For securities that are redeemable at the option of the issuer and have a market price that is greater than redemption value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than redemption value, the maturity used for the table below is the final maturity date:

	Tower		Reciprocal Exchanges		Total
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

December 31, 2011
Remaining Time to Maturity
Less than one year	$40,201	$40,529	$44,238	$44,942	$84,439	$85,471
One to five years	479,721	491,904	81,566	83,743	561,287	575,647
Five to ten years	563,830	593,838	21,522	22,797	585,352	616,635
More than 10 years	427,357	458,536	48,818	51,480	476,175	510,016
Mortgage and asset-backed securities	535,823	568,813	92,036	97,092	627,859	665,905

Total	$2,046,932	$2,153,620	$288,180	$300,054	$2,335,112	$2,453,674

December 31, 2010
Remaining Time to Maturity
Less than one year	$28,408	$28,665	$-	$-	$28,408	$28,665
One to five years	512,102	526,746	65,993	66,771	578,095	593,517
Five to ten years	501,324	521,138	110,463	111,166	611,787	632,304
More than 10 years	351,093	358,445	30,487	29,826	381,580	388,271
Mortgage and asset-backed securities	575,743	606,563	131,551	133,291	707,294	739,854

Total	$1,968,670	$2,041,557	$338,494	$341,054	$2,307,164	$2,382,611

Fixed-Maturity Investments with Third Party Guarantees

At December 31, 2011, $237.9 million of our municipal bonds, at fair value, were guaranteed by third parties from a total of $2.5 billion, at fair value, of all fixed-maturity securities held by us. The amount of securities guaranteed by third parties along with the credit rating with and without the guarantee is as follows:

($ in thousands)	With Guarantee	Without Guarantee

AA	$180,996	$161,584
A	46,722	65,829
BBB	10,151	2,203
BB	-	3,097
No underlying rating	-	5,156

Total	$237,869	237,869

Tower	$232,115	$232,115
Reciprocal Exchanges	5,754	5,754

Total	$237,869	$237,869

The securities guaranteed, by guarantor, are as follows:

($ in thousands)	Guaranteed Amount	Percent of Total

National Public Finance Guarantee Corp	$89,129	37.5%
Assured Guaranty Municipal Corp	86,828	36.5%
Ambac Financial Corp	47,611	20.0%
Berkshire Hathaway Assurance Corp	6,796	2.9%
FGIC Corp	4,153	1.7%
Others	3,352	1.4%

Total	$237,869	100.0%

Tower	$232,115	97.6%
Reciprocal Exchanges	5,754	2.4%

Total	$237,869	100.0%

Municipal Bonds

As of December 31, 2011, our municipal bonds consisted of state general obligations, municipal general obligations and special revenue bonds. Municipal bonds by state at December 31, 2011 are as follows:

	State General Obligations		Municipal General Obligations		Special Revenue Bonds		Total
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Texas	$17,326	$18,585	$4,916	$5,585	$86,424	$91,931	$108,666	$116,101
New York	12,169	13,262	7,206	7,376	42,148	45,626	61,523	66,264
California	15,303	16,613	12,363	13,593	19,855	21,691	47,521	51,897
Florida	7,649	8,026	1,802	1,822	36,603	39,934	46,054	49,782
Washington	14,866	15,688	5,602	5,991	12,852	13,615	33,320	35,294
Indiana	-	-	1,018	1,036	27,972	30,149	28,990	31,185
Illinois	14,715	15,513	3,350	3,541	10,960	11,745	29,025	30,799
Arizona	6,269	7,047	2,677	2,676	19,263	20,566	28,209	30,289
Other	64,053	68,715	36,596	38,667	204,235	217,721	304,884	325,103

Total	$152,350	$163,449	$75,530	$80,287	$460,312	$492,978	$688,192	$736,714

No one jurisdiction within “Other” in the table above exceeded 4% of the total fair value of municipal bonds. As of December 31, 2011, the special revenue bonds are supported primarily by water and sewer utilities, electric utilities, college revenues and highway tolls.

Fair Value Consideration

Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). GAAP establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data are limited or unavailable (“unobservable inputs”). The fair value hierarchy in GAAP prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”).

As of December 31, 2011, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.

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

In certain instances, we deemed it necessary to utilize Level 3 pricing over prices available through pricing services used throughout 2011 and 2010. The ability to observe stable prices and inputs may be reduced for highly-customized an illiquid instruments as currently is the case for certain non-agency residential and commercial mortgage-backed securities and asset-backed securities.

A number of our Level 3 investments have also been written down as a result of our impairment analysis. At December 31, 2011, two securities included in other invested assets were priced in Level 3 with a fair value of $25.0 million, which was also our cost basis.

As more fully described in Note 5 to our consolidated financial statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position, including but not limited to residential and commercial mortgage-backed securities, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment.

“Note 6—Fair Value Measurements” to the consolidated financial statements provides a description of the valuation methodology utilized to value Level 3 assets, how the valuation methodology is validated and an analysis of the change in fair value of Level 3 assets. As of December 31, 2011, the fair value of Tower Level 3 assets as a percentage of Tower’s total assets carried at fair value was as follows (the Reciprocal Exchanges had no Level 3 assets):

($ in thousands)	Assets Carried at Fair Value at December 31, 2011	Fair Value of Level 3 Assets	Level 3 Assets as a Percentage of Total Assets Carried at Fair Value

Fixed-maturity investments	$2,453,674	$-	0%
Equity investments	89,345	-	0%

Total investments available for sale	$2,543,019	$-	0%

Other invested assets	25,000	25,000	100%
Cash and cash equivalents	114,098	-	0%

Total	$2,682,117	$25,000	0.9%

Unrealized Losses

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

The following table presents information regarding our invested assets that were in an unrealized loss position at December 31, 2011 and December 31, 2010 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses

December 31, 2011
U.S. Treasury securities	$92,001	$(13)	$-	$-	$92,001	$(13)
Municipal bonds	13,449	(255)	-	-	13,449	(255)
Corporate and other bonds
Finance	138,986	(4,610)	251	(5)	139,237	(4,615)
Industrial	57,357	(2,141)	3,519	(145)	60,876	(2,286)
Utilities	1,902	(61)	-	-	1,902	(61)
Commercial mortgage-backed securities	26,130	(2,564)	-	-	26,130	(2,564)
Residential mortgage-backed securities
Agency backed	19	(1)	12	-	31	(1)
Non-agency backed	13,294	(318)	4,609	(583)	17,903	(901)
Asset-backed securities	29,624	(647)	610	(9)	30,234	(656)

Total fixed-maturity securities	372,762	(10,610)	9,001	(742)	381,763	(11,352)
Preferred stocks	17,773	(644)	1,303	(246)	19,076	(890)
Common stocks	44,132	(4,194)	-	-	44,132	(4,194)

Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

Tower	$398,989	$(14,160)	$8,264	$(915)	$407,253	$(15,075)
Reciprocal Exchanges	35,678	(1,288)	2,040	(73)	37,718	(1,361)

Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

December 31, 2010
U.S. Treasury securities	$2,641	$(64)	$-	$-	$2,641	$(64)
U.S. Agency securities	4,643	(34)	-	-	4,643	(34)
Municipal bonds	146,947	(4,635)	215	(35)	147,162	(4,670)
Corporate and other bonds
Finance	45,542	(618)	-	-	45,542	(618)
Industrial	172,305	(3,526)	241	(9)	172,546	(3,535)
Utilities	24,567	(622)	243	(1)	24,810	(623)
Commercial mortgage-backed securities	35,362	(892)	2,315	(658)	37,677	(1,550)
Residential mortgage-backed securities
Agency backed	210,770	(2,750)	-	-	210,770	(2,750)
Non-agency backed	2,416	(209)	8,112	(462)	10,528	(671)
Asset-backed securities	9,958	(135)	-	-	9,958	(135)

Total fixed-maturity securities	655,151	(13,485)	11,126	(1,165)	666,277	(14,650)
Preferred stocks	9,507	(72)	5,356	(196)	14,863	(268)
Common stocks	38,516	(3,120)	-	-	38,516	(3,120)

Total, December 31, 2010	$703,174	$(16,677)	$16,482	$(1,361)	$719,656	$(18,038)

Tower	$530,401	$(14,533)	$16,482	$(1,361)	$546,883	$(15,894)
Reciprocal Exchanges	172,773	(2,144)	-	-	172,773	(2,144)

Total, December 31, 2010	$703,174	$(16,677)	$16,482	$(1,361)	$719,656	$(18,038)

At December 31, 2011, the fixed-maturity securities in an unrealized loss position for twelve months or greater were primarily in our residential non-agency mortgage-backed securities.

The following table stratifies the gross unrealized losses in the portfolio at December 31, 2011, by duration in a loss position and magnitude of the loss as a percentage of the cost or amortized cost of the security:

	Fair Value	Total Gross Unrealized Losses	Decline of Investment Value
			>15%	>25%	>50%
($ in thousands)			Amount	Amount	Amount

Unrealized loss for less than 6 months	$359,522	$(10,035)	$(1,750)	$(65)	$(49)
Unrealized loss for over 6 months	74,486	(5,380)	(2,072)	(48)	(89)
Unrealized loss for over 12 months	5,844	(288)	(68)	-	-
Unrealized loss for over 18 months	12	-	-	-	-
Unrealized loss for over 2 years	5,107	(733)	(418)	(179)	-

Total unrealized loss	$444,971	$(16,436)	$(4,308)	$(292)	$(138)

Tower	$407,253	$(15,075)	$(4,030)	$(285)	$(138)
Reciprocal Exchanges	37,718	(1,361)	(278)	(7)	-

Total unrealized loss	$444,971	$(16,436)	$(4,308)	$(292)	$(138)

The following table shows the number of securities, fair value, unrealized loss amount and percentage below amortized cost and the ratio of fair value by security rating as of December 31, 2011:

			Unrealized Loss
				Percent of	Fair Value by Security Rating
($ in thousands)	Count	Fair Value	Amount	Amortized Cost	AAA	AA	A	BBB	BB or Lower

U.S. Treasury securities	4	$92,001	$(13)	0%	0%	100%	0%	0%	0%
Municipal bonds	17	13,449	(255)	-2%	6%	55%	27%	9%	3%
Corporate and other bonds	273	202,015	(6,962)	-3%	2%	3%	35%	18%	42%
Commercial mortgage-backed securities	12	26,130	(2,564)	-9%	17%	2%	48%	14%	19%
Residential mortgage-backed securities	36	17,934	(902)	-5%	15%	2%	30%	0%	53%
Asset-backed securities	18	30,234	(656)	-2%	12%	74%	12%	2%	0%
Equities	25	63,208	(5,084)	-7%	0%	0%	0%	0%	100%

See “Note 5—Investments” in our consolidated financial statements for further information about impairment testing and other-than-temporary impairments.

Corporate and other bonds

The following tables show the fair value and unrealized loss by sector and credit quality rating of our corporate and other bonds in an unrealized loss position at December 31, 2011:

Fair Value

	Rating
($ in thousands)	AAA	AA	A	BBB	BB or lower	Fair value

Sector
Financial	$6,971	$70,402	$22,563	$18,201	$21,100	$139,237
Industrial	-	1,010	12,808	15,591	31,467	60,876
Utilities	-	-	-	947	955	1,902

Total fair value	$6,971	$71,412	$35,371	$34,739	$53,522	$202,015

% of fair value	3%	35%	18%	17%	26%	100%

Unrealized Loss

	Rating
($ in thousands)	AAA	AA	A	BBB	BB or lower	Unrealized Loss

Sector
Financial	$(71)	$(2,974)	$(422)	$(232)	$(916)	$(4,615)
Industrial	-	(22)	(545)	(376)	(1,343)	(2,286)
Utilities	-	-	-	(13)	(48)	(61)

Total unrealized loss	$(71)	$(2,996)	$(967)	$(621)	$(2,307)	$(6,962)

% of book value	(1%)	(4%)	(3%)	(2%)	(4%)	(3%)

The majority of our corporate bonds that are in an unrealized loss position are rated below AA. Based on our analysis of these securities and current market conditions, we expect price recovery on these over time, and we have determined that these securities are not other than temporarily impaired as of December 31, 2011.

Total securitized assets

The following tables show the fair value and unrealized loss by credit quality rating and deal origination year of our commercial mortgage-backed, non-agency residential mortgage-backed and asset-backed securities in an unrealized loss position at December 31, 2011:

Fair Value

	Rating
($ in thousands) Deal Origination Year	AAA	AA	A	BBB	BB or Lower	Fair Value

2001 - 2004	$3,484	$857	$253	$-	$1,554	$6,148
2005 - 2007	307	15,735	13,398	4,348	13,056	46,844
2008 - 2010	2,203	948	1,778	-	-	4,929
2011	4,482	5,629	6,235	-	-	16,346

Total fair value	$10,476	$23,169	$21,664	$4,348	$14,610	$74,267

% of fair value	14%	31%	29%	6%	20%	100%

Unrealized losses

	Rating
($ in thousands) Deal Origination Year	AAA	AA	A	BBB	BB or Lower	Unrealized Loss

1998 - 2004	$(140)	$(67)	$(44)	$-	$(341)	$(592)
2005 - 2007	-	(356)	(438)	(877)	(704)	(2,375)
2008 - 2010	(110)	(50)	(8)	-	-	(168)
2011	(18)	(154)	(814)	-	-	(986)

Total unrealized loss	$(268)	$(627)	$(1,304)	$(877)	$(1,045)	$(4,121)

% of book value	(2%)	(3%)	(6%)	(17%)	(7%)	(5%)

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

Tower Insurance Company of New York (“TICNY”) is the Company’s largest insurance subsidiary. Under New York law, TICNY is limited to paying dividends to the Holding Company only from statutory earned surplus. In addition, the New York Insurance Department must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding twelve months, exceeds the lesser of (1) 10% of TICNY’s policyholders’ surplus as shown on its latest annual statutory financial statement filed with the New York State Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months. TICNY declared $15.0 million, $4.7 million and $2.0 million in dividends to the Holding Company in 2011, 2010 and 2009, respectively.

CastlePoint Re is another of Tower’s significant insurance subsidiaries. Under the Insurance Act 1978 of Bermuda, as amended (the “Insurance Act”), CastlePoint Re is required to maintain a specified solvency margin and a minimum liquidity ratio and is prohibited from declaring or paying any dividends if doing so would cause CastlePoint Re to fail to meet its solvency margin and its minimum liquidity ratio. Under the Insurance Act, CastlePoint Re is prohibited from declaring or paying dividends without the approval of the Bermuda Monetary Authority (“BMA”), if CastlePoint Re failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. Under the Insurance Act, CastlePoint Re is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set forth on its audited statutory financial statements for the previous year.

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

The other insurance subsidiaries are subject to similar restrictions, usually related to policyholders’ surplus, unassigned surplus or net income and notice requirements of their domiciliary state. As of December 31, 2011, the amount of distributions that our insurance subsidiaries could pay to Tower without approval of their domiciliary Insurance Departments was $29.3 million. In addition, we can return capital of $61.0 million from CastlePoint Re without permission from the Bermuda Monetary Authority.

The management companies are not subject to any statutory limitations on their dividends to the Holding Company. The management companies declared dividends of $19.9 million, $7.5 million and $ 6.0 million in 2011, 2010 and 2009, respectively.

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

Commitments

The following table summarizes information about contractual obligations and commercial commitments. The minimum payments under these agreements as of December 31, 2011 were as follows:

	Payments due by period
($ in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Subordinated Debentures	$235.1	$-	$-	$-	$235.1
Interest on subordinated debentures and interest rate swaps	406.1	16.4	32.9	32.9	323.9
Convertible senior notes	150.0	-	150.0	-	-
Interest on convertible senior notes	30.0	7.5	15.0	7.5	-
Credit facility	50.0	50.0	-	-	-
Operating lease obligations	68.6	9.5	17.0	14.4	27.7
Capital lease obligation	39.9	7.8	17.7	14.4	-
Gross loss reserves	1,635.7	666.0	589.3	242.7	137.7
Limited partnership funding commitments	14.7	14.7	-	-	-

Total contractual obligations	$2,630.1	$771.9	$821.9	$311.9	$724.4

At various times over the past nine years we have issued trust preferred securities through wholly-owned Delaware statutory business trusts. The trusts used the proceeds of the sale of the trust preferred securities to third-party investors and common trust securities to Tower to purchase junior subordinated debentures from the Company. The terms of the junior subordinated debentures match the terms of the trust preferred securities. Interest on the junior subordinated debentures and the trust preferred securities is payable quarterly. In some cases, the interest rate is fixed for an initial period of five years after issuance and then floats with changes in the London Interbank Offered Rate (“LIBOR”). In other cases the interest rate floats with LIBOR without any initial fixed-rate period. See “Note 12—Debt” for the principal terms of the subordinated debentures. The interest on the subordinated debentures is calculated using interest rates in effect at December 31, 2011 for variable rate debentures.

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

In October 2010, the Company effected interest rate swap contracts with $190 million notional on the subordinated debentures. Certain of these subordinated debentures are currently paying a variable interest rate and other subordinated debentures will convert to variable rates over the next year. The interest rate swaps will fix the variable interest payments on the subordinated debentures to rates from 5.1% to 5.9%. The interest rate swaps mature in 2015.

In September 2010, the Company issued $150 million principal amount of 5.0% convertible senior notes (the “Notes”) due September 2014. Interest is being paid semi-annually commencing March 2011. Holders may convert their Notes into cash or common shares, at the Company’s option, at any time on or after March 15, 2014 or earlier under certain circumstances determined by: (i) the market price of the Company’s stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate transactions. Upon conversion, the Company intends to settle its obligation either entirely or partially in cash. The Company has been adjusting the conversion rate quarterly as the Company pays its quarterly dividend. At December 31, 2011 the conversion rate is 36.6865 shares of common stock per $1,000 principal amount of the Notes (equivalent to a conversion price of $27.26 per share), subject to further adjustment upon the occurrence of certain events, including future dividend payments. Additionally, in the event of a fundamental change, the holders may require the Company to repurchase the Notes for a cash price equal to 100% of the principal plus any accrued and unpaid interest.

In May 2010, the Company entered into a $125.0 million credit facility agreement. The credit facility is a revolving credit facility with a letter of credit sublimit of $25.0 million. The credit facility is being used for general corporate purposes. The Company may request that the facility be increased by an amount not to exceed $50.0 million, and the facility expires May 2013. The Company has $50.0 million outstanding under the credit facility as of December 31, 2011. The Company had no balance outstanding under the credit facility as of December 31, 2010.

On February 15, 2012, the Company amended its $125.0 million credit facility by increasing borrowing capacity up to $150 million, extending the maturity out to February 2016, and resetting borrowing fees to more favorable current market terms.

The gross loss reserve payments due by period in the table above are based upon the loss and loss expense reserves estimates as of December 31, 2011 and actuarial estimates of expected payout patterns by line of business. As a result, our calculation of loss reserve payments due by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. The projected gross loss payments presented do not include the estimated amounts recoverable from reinsurers that amounted to $319.7 million, which are estimated to be recovered as follows: less than one year, $130.2 million; one to three years, $115.2 million; four to five years, $47.4 million; and after five years, $26.9 million. The interest on the subordinated debentures is calculated using interest rates in effect at December 31, 2011 for variable rate debentures.

For a discussion of our loss and LAE reserving process, see “Critical Accounting Policies—Loss and LAE Reserves.” Actual payments of losses and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss reserves vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors-Risks Related to Our Business—If our actual loss and loss adjustment expense reserves exceed our loss and loss adjustment expense reserves, our financial condition and results of operations could be significantly adversely affected,” for a discussion of the uncertainties associated with estimating loss and LAE expense reserves. The estimated ceded reserves recoverable referred to above also assumes timely reimbursement from our reinsurers. If our reinsurers do not meet their contractual obligations on a timely basis, the payment assumptions presented above could vary materially.

Capital

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At December 31, 2011 and December 31, 2010, our capital resources were as follows:

	December 31,
($ in thousands)	2011	2010

Outstanding under credit facility	$50,000	$-
Subordinated debentures	235,058	235,058
Convertible Senior Notes	141,843	139,208
Tower Group, Inc. stockholders’ equity	1,034,142	1,045,001

Total capitalization	$1,461,043	$1,419,267

Ratio of debt to total capitalization	29.2%	26.4%

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

As part of Tower’s capital management strategy, the Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. The timing and amount of purchases under the programs depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. For the year ended December 31, 2011, 2.9 million shares of common stock were purchased under this program at an aggregate consideration of $64.6 million. In the year ended December 31, 2010, 4.0 million shares were purchased under this program at an aggregate consideration of $88.0 million. As of December 31, 2011, $47.4 million remained available for future share repurchases under the new program.

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

Cash Flows

The primary sources of consolidated cash flows are from the insurance subsidiaries’ gross premiums collected, ceding commissions from quota share reinsurers, loss payments by reinsurers, investment income and proceeds from the sale or maturity of investments. Funds are used by the insurance subsidiaries for loss payments and loss adjustment expenses. The insurance subsidiaries also use funds for ceded premium payments to reinsurers, which are paid on a net basis after subtracting losses paid on reinsured claims and reinsurance commissions on our net business, commissions to producers, salaries and other underwriting expenses as well as to purchase investments, fixed assets and to pay dividends to the Holding Company. The management companies’ primary sources of cash are management fees for acting as the attorneys-in-fact for the Reciprocal Exchanges.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Year Ended December 31,
($ in thousands)	2011	2010	2009

Cash provided by (used in):
Operating activities	$85,028	$197,025	$214,711
Investing activities	(107,224)	(260,115)	(175,216)
Financing activities	(3,927)	28,087	(10,866)

Net increase (decrease) in cash and cash equivalents	(26,123)	(35,003)	28,629
Cash and cash equivalents, beginning of year	140,221	164,882	146,595

Cash and cash equivalents, end of period	$114,098	$140,221	$175,224

Comparison of Years Ended December 31, 2011 and 2010

The Company continues to direct excess cash balances to higher yielding investments to maximize investment income. Accordingly, Tower’s cash balances declined from December 31, 2010 to 2011.

For the year ended December 31, 2011, net cash provided by operating activities was $74.3 million as compared to $170.0 million for 2010. The decrease in cash flow for the year ended December 31, 2011 primarily resulted from a $66.2 million cash transfer to provide collateral support for business written on our behalf, claims payments on third quarter 2011 catastrophes and severe storms, tornado losses in the second quarter of 2011 and winter storms in late December 2010. These were partially offset by the receipt of a $22.0 million Federal income tax refund in 2011.

Net cash flows used in investing activities were $107.2 million for the year ended December 31, 2011 compared to $260.1 million used for the year ended December 31, 2010. The year ended December 31, 2011 and 2010 included an increase to fixed assets of $53.6 million and $36.9 million, respectively, primarily related to the build out of new systems. The additional cash outflows in 2010 related to the purchase of OBPL on July 1, 2010. The remaining cash flows in both years relates to purchases and sales of fixed-maturity and equity securities.

The net cash flows used in financing activities for the year ended December 31, 2011 are primarily the result of uses of cash for the repurchase of common stock for $64.6 million and dividends of $27.9 million offset by cash inflows from a $50.0 million drawdown of our line of credit and $39.8 million from capital lease financings related to the aforementioned systems costs, and other fixtures and equipment. In 2010, the Company had uses of cash for the repurchase of common stock and dividend payments of $88.0 million and $16.6 million, respectively, offset by net cash inflows of $134.1 million for the issuance of the senior convertible notes, senior convertible noted hedge, and warrants.

Cash flow needs at the holding company level are primarily for dividends to our stockholders, interest and principal payments on our outstanding debt and payments under the credit facility.

Comparison of Years Ended December 31, 2010 and 2009

For the year ended December 31, 2010, net cash provided by operating activities was $197.0 million as compared to $214.7 million for 2009. The decrease in cash flow for the year ended December 31, 2010 primarily resulted from increased claims payments offset by reductions in cash paid for income taxes attributed to 2009 tax overpayments and increased tax deductions in 2010 relating to capital losses from the sale of certain fixed income securities.

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

The net cash flows provided by financing activities for the year ended December 31, 2010 primarily result from net cash inflows of $134.1 million for the issuance of the senior convertible notes, senior convertible noted hedge, and warrants offset by uses of cash for the repurchase of common stock and dividend payments of $88.0 million and $16.6 million, respectively.

Cash flow needs at the holding company level are primarily for dividends to our stockholders and interest payments on our outstanding debt.

Insurance Subsidiaries

The insurance subsidiaries maintain sufficient liquidity to pay claims, operating expenses and meet other obligations. We held $114.1 million and $140.2 million of cash and cash equivalents at December 31, 2011 and 2010, respectively. We monitor the expected claims payment needs and maintain a sufficient portion of our invested assets in cash and cash equivalents to enable us to fund the claims payments without having to sell longer-duration investments. As necessary, we adjust the holdings of short-term investments and cash and cash equivalents to provide sufficient liquidity to respond to changes in the anticipated pattern of claims payments. See “Business—Investments.”

As of December 31, 2011 and 2010, Tower’s insurance subsidiaries had $340.8 million and $261.1 million, respectively, of cash and investment balances held as collateral with counterparties or in New York Regulation 114 type compliant trust accounts to support letters of credit issued on behalf of the insurance subsidiaries, other reinsurance payable amounts and certain lease obligations. In addition, $226.8 million and $188.5 million of investment balances were on deposit with various states to comply with insurance laws of the states in which the Company’s insurance subsidiaries are licensed.

In 2011 and 2010, the Holding Company made no capital contributions to the insurance subsidiaries. In 2009, the Holding Company contributed $6.6 million to two separate insurance subsidiaries.

The insurance subsidiaries are required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from total assets. The NAIC maintains risk-based capital (“RBC”) requirements for property and casualty insurance companies. RBC is a formula that attempts to evaluate the adequacy of statutory capital and surplus in relation to investments and insurance risks. The formula is designed to allow the state Insurance Departments to identify potential weakly capitalized companies. Under the formula, a company determines its risk-based capital by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). Applying the RBC requirements as of December 31, 2011, the insurance subsidiaries’ risk-based capital exceeded the minimum level that would trigger regulatory attention.

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

Adoption of New Accounting Pronouncements

For a discussion of accounting standards, see “Note 2—Accounting Policies and Basis of Presentation” of Notes to Consolidated Financial Statements.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities, although conditions affecting particular asset classes (such as conditions in the commercial and housing markets that affect commercial and residential mortgage-backed securities) can also be significant sources of market risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed-maturity securities as of December 31, 2011 was $2.5 billion.

For fixed-maturity securities, short-term liquidity needs and potential liquidity needs for our business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates as discussed more fully below under sensitivity analysis.

As of December 31, 2011, we had a total of $183.6 million of outstanding floating rate subordinated debentures underlying our trust preferred securities issued by the statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. An additional $51.5 million of subordinated debentures will convert from fixed rate to floating rate in 2012. In order to reduce the interest rate risk on the subordinated debentures, the Company entered into interest rate swap contracts with Keybank National Association that are designed to convert $190 million of these outstanding borrowings from their respective floating rates to fixed rates ranging from 5.1% to 5.9%. These swaps mature in 2015.

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

For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is generally less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2011.

The following table summarizes the estimated change in fair value on our fixed-maturity portfolio including preferred stocks and short-term investments based on specific changes in interest rates as of December 31, 2011:

Change in interest rate	Estimated Increase (Decrease) in Fair Value (in thousands)	Estimated Percentage Increase (Decrease) in Fair Value

300 basis point rise	$(340,463)	-14.2%
200 basis point rise	(232,721)	-9.7%
100 basis point rise	(117,318)	-4.9%
As of December 31, 2011	-	0.0%
100 basis point decline	115,403	4.8%

The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $117.3 million or (4.9%) based on a 100 basis point increase in interest rates as of December 31, 2011. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed-maturity investments.

Interest expense would also be affected by a hypothetical change in interest rates. As of December 31, 2011, the Company had $183.6 million of floating rate debt obligations, of which $140.0 million are hedged through our interest rate swaps. A 100 basis point increase in interest rates would increase annual interest expense by $0.4 million, a 200 basis point increase would increase interest expense by $0.9 million, and a 300 basis point increase would increase interest expense by $1.3 million on the $43.6 million of non-hedged floating rate debt obligations.

With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be an adjustment to amortization for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage-backed securities holdings had been purchased at significant discounts or premiums to par value. As of December 31, 2011, the par value of our residential mortgage-backed securities holdings was $341.4 million and the amortized cost of our residential mortgage-backed securities holdings was $334.8 million. This equates to an average price of 98.1% of par, thus an adjustment in accordance with this GAAP guidance would not have a significant effect on investment income.

Credit Risk

Our credit risk is the potential loss in principal resulting from an adverse change in the counter-party’s ability to repay its obligations. We seek to manage credit risk through regular review and analysis of the creditworthiness of all investments and potential investments.

We bear credit risk on our reinsurance recoverables and premiums ceded to reinsurers. To mitigate the credit risk associated with reinsurance recoverables, we secure certain of our reinsurance recoverables by withholding ceded premium and requiring funds to be placed in trust as well as monitoring our reinsurers’ financial condition and rating agency ratings and outlook.

The following table presents the top ten reinsurer groups by reinsurance recoverable and prepaid reinsurance balances at December 31, 2011 and 2010:

	$000.00	$000.00	$000.00	$000.00	$000.00
		Recoverable on
($ in millions)	A.M. Best Rating	Unpaid Losses	Paid Losses	Prepaid Reinsurance	Total

December 31, 2011
Swiss Reinsurance America Corp.	A+	$91,915	$5,154	$4	$97,073
OneBeacon Insurance Co.	A	49,357	2	17	49,376
Hannover Ruckversicherungs, AG	A	23,881	317	3,806	28,004
Lloyd’s Syndicates	-	15,336	1,969	6,119	23,424
Allianz Risk Transfer (Bermuda) Ltd.	A	21,788	1,204	1	22,993
Munich Reinsurance America, Inc.	A+	17,993	151	-	18,144
Endurance Reinsurance Corp. of America	A	10,749	547	5,851	17,147
Platinum Underwriters Reinsurance Inc.	A	12,225	1,106	1,211	14,542
Alterra Bermuda Ltd.	-	10,487	154	162	10,803
Westport Insurance Corp.	A+	8,620	252	-	8,872
Others		57,313	13,047	36,866	107,226

Total		$319,664	$23,903	$54,037	$397,604

December 31, 2010
Swiss Reinsurance America Corp.	A	77,626	5,737	17,351	100,714
OneBeacon Insurance Co.	A	68,624	103	-	68,727
Allianz Risk Transfer (Bermuda) Ltd.	A	18,633	739	5,751	25,123
Lloyd’s Syndicate	-	15,366	454	6,532	22,352
Platinum Underwriters Reinsurance Inc.	A	16,250	297	4,137	20,684
Tokio Millennium Re (UK) Ltd.	A+	6,663	1,050	12,840	20,553
Hannover Ruckversicherungs, AG	A	11,635	327	4,941	16,903
Munich Reinsurance America, Inc.	A+	7,252	4,088	-	11,340
QBE Reinsurance Corp.	A	8,277	77	861	9,215
Alterra Bermuda Ltd.	A	7,834	37	369	8,240
Others		44,522	5,305	24,845	74,672

Total		$282,682	$18,214	$77,627	$378,523

The following collateral is available to the Company for amounts recoverable from reinsurers as of December 31, 2011 and 2010:

	$0000.00	$0000.00	$0000.00	$0000.00	$0000.00
($ in thousands)	A.M. Best Rating	Regulation 114 Trust	Letters of Credit	Funds Held	Total

December 31, 2011
Swiss Reinsurance America Corp.	A+	$-	$-	$62,447	$62,447
Allianz Risk Transfer AG	A	-	3,257	20,816	24,073
Tokio Millennium Re (UK) Ltd.	-	-	20,505	-	20,505
Alterra Insurance Ltd.	-	14,046	327	-	14,373
Tokio Millennium Re Ltd.	A++	7,869	-	3,033	10,902
NationsBuilders Insurance Co.	NR	-	-	8,369	8,369
Maiden Insurance Company	A-	7,437	-	-	7,437
Others		6,545	5,146	2,061	13,752

Total		$35,897	$29,234	$96,726	$161,857

December 31, 2010
Swiss Reinsurance America Corp.	A	-	-	59,281	59,281
Allianz Risk Transfer AG	A	-	4,964	19,760	24,724
Tokio Millennium Re (UK) Ltd.	A+	-	18,442	-	18,442
Tokio Millennium Re Ltd.	A+	7,802	-	6,152	13,954
Alterra Insurance Ltd.	A	13,169	327	-	13,496
Maiden Insurance Company	A-	6,755	-	-	6,755
Others		4,845	4,118	7,960	16,923

Total		$32,571	$27,851	$93,153	$153,575

We had no single reinsurer from whom our unsecured recoverables was in excess of 5% of our stockholders’ equity as of December 31, 2011.

We also bear credit risk on the premium deposits paid by our policyholders to our producers. Producers collect such premiums and remit them to us within prescribed periods. After receiving a deposit, the insurance subsidiaries’ premiums are directly billed to insureds. In New York State and other jurisdictions, premiums paid to producers by an insured may be considered to have been paid under applicable insurance laws and regulations, and the insured will no longer be liable to us for those amounts, whether or not we have actually received the premium payment from the producer. Consequently, we assume a degree of credit risk associated with producers. Due to the unsettled and fact specific nature of the law, we are unable to quantify our exposure to this risk.

Our interest rate swap contracts contain credit support annex provisions which require Keybank National Association to post collateral if the swap fair values exceed $5 million (asset position). As of December 31, 2011 and 2010, the swaps had a fair value of $7.4 million (liability position) and $3.2 million (asset position), respectively. As of December 31, 2011, $7.0 million collateral had been posted. No collateral was required in 2010.

Equity Risk

Equity risk is the risk that we may incur economic losses due to adverse changes in equity prices. Our equity investment securities are classified as available for sale in accordance with GAAP and carried on the balance sheet at fair value. Our outside investment managers are constantly reviewing the financial health of these issuers. In addition, we perform periodic reviews of these issuers.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tower Group, Inc,

In our opinion, the accompanying consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011 present fairly, in all material respects, the financial position of Tower Group, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing on page S-1 present fairly, in all material respects, the information set forth therein at December 31, 2011 and 2010, and for each of the years in the two year period ended December 31, 2011 when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the costs associated with acquiring or renewing insurance contracts in 2011.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Tower Group, Inc.

We have audited the consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2009 of Tower Group, Inc. (“the Company”). Our audit also included the financial statement schedules for the year ended December 31, 2009 listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 31, 2009 of Tower Group, Inc., in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules for the year ended December 31, 2009, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2, the consolidated financial statements for the year ended December 31, 2009 have been restated to give effect to the retrospective adoption of the Financial Accounting Standards Board’s new accounting standard related to accounting for costs associated with acquiring or renewing insurance contracts.

/s/ Johnson Lambert & Co. LLP

Falls Church, Virginia

March 1, 2010, except for Note 21, as to which the date is March 1, 2011 and Note 2, as to which the date is February 29, 2012

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Group, Inc.

Consolidated Balance Sheets

	December 31,
($ in thousands, except par value and share amounts)	2011	2010

Assets
Investments - Tower
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $2,046,932 and $1,968,670)	$2,153,620	$2,041,557
Equity securities (cost of $91,069 and $91,218)	87,479	90,317
Short-term investments (cost of $0 and $1,560)	-	1,560
Other invested assets	44,347	-
Investments - Reciprocal Exchanges
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $288,180 and $338,494)	300,054	341,054
Equity securities (cost of $1,965 and $0)	1,866	-

Total investments	2,587,366	2,474,488
Cash and cash equivalents (includes $666 and $2,796 relating to Reciprocal Exchanges)	114,098	140,221
Investment income receivable (includes $2,978 and $3,021 relating to Reciprocal Exchanges)	26,782	23,562
Premiums receivable (includes $41,290 and $53,953 relating to Reciprocal Exchanges)	408,626	387,584
Reinsurance recoverable on paid losses (includes $5,670 and $2,167 relating to Reciprocal Exchanges)	23,903	18,214
Reinsurance recoverable on unpaid losses (includes $11,253 and $11,384 relating to Reciprocal Exchanges)	319,664	282,682
Prepaid reinsurance premiums (includes $14,685 and $17,919 relating to Reciprocal Exchanges)	54,037	77,627
Deferred acquisition costs, net (includes $11,866 and $18,206 relating to Reciprocal Exchanges)	168,858	164,123
Deferred income taxes (includes $0 and $788 relating to Reciprocal Exchanges)	-	2,245
Intangible assets (includes $4,839 and $5,504 relating to Reciprocal Exchanges)	114,920	123,820
Goodwill	250,103	250,103
Other assets (includes $2,685 and $5,808 relating to Reciprocal Exchanges)	373,838	230,405

Total assets	$4,442,195	$4,175,074

Liabilities
Loss and loss adjustment expenses (includes $136,274 and $171,315 relating to Reciprocal Exchanges)	$1,632,113	$1,610,421
Unearned premium (includes $102,991 and $123,949 relating to Reciprocal Exchanges)	893,176	872,026
Reinsurance balances payable (includes $3,466 and $3,402 relating to Reciprocal Exchanges)	20,794	35,037
Funds held under reinsurance agreements	96,726	93,153
Other liabilities (includes $7,154 and $9,384 relating to Reciprocal Exchanges)	266,155	122,333
Deferred income taxes (includes $4,511 and $0 relating to Reciprocal Exchanges)	29,337	-
Debt	426,901	374,266

Total liabilities	3,365,202	3,107,236
Contingencies (Note 13)	-	-
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 46,448,341 and 45,742,342 shares issued, and 39,221,102 and 41,485,678 shares outstanding)	465	457
Treasury stock (7,227,239 and 4,256,664 shares)	(158,185)	(91,779)
Paid-in-capital	772,938	763,064
Accumulated other comprehensive income	62,244	48,883
Retained earnings	356,680	324,376

Tower Group, Inc. stockholders’ equity	1,034,142	1,045,001

Noncontrolling interests	42,851	22,837

Total stockholders’ equity	1,076,993	1,067,838

Total liabilities and stockholders’ equity	$4,442,195	$4,175,074

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
(in thousands, except per share amounts)	2011	2010	2009

Revenues
Net premiums earned	$1,593,850	$1,292,669	$854,711
Ceding commission revenue	33,968	38,068	43,937
Insurance services revenue	1,570	2,169	5,123
Policy billing fees	10,534	6,255	2,965
Net investment income	127,649	106,090	74,866
Net realized investment gains (losses):
Other-than-temporary impairments	(3,509)	(16,100)	(44,210)
Portion of loss recognized in other comprehensive income	264	11,909	20,722
Other net realized investment gains	12,639	17,674	24,989

Total net realized investment gains (losses)	9,394	13,483	1,501

Total revenues	1,776,965	1,458,734	983,103
Expenses
Loss and loss adjustment expenses	1,055,249	784,023	475,497
Direct and ceding commission expense	311,328	267,209	204,565
Other operating expenses	278,275	230,489	149,127
Acquisition-related transaction costs	360	2,369	14,038
Interest expense	34,462	24,594	18,122

Total expenses	1,679,674	1,308,684	861,349
Other income (expense)
Equity in income (loss) of unconsolidated affiliate	-	-	(777)
Gain on investment in acquired unconsolidated affiliate	-	-	7,388
Gain on bargain purchase	-	-	13,186
Other	-	(466)	-

Income before income taxes	97,291	149,584	141,551
Income tax expense	25,186	50,373	44,753

Net income	$72,105	$99,211	$96,798
Less: Net income (loss) attributable to Noncontrolling interests	11,907	(4,679)	-

Net income attributable to Tower Group, Inc.	$60,198	$103,890	$96,798

Net income	$72,105	$99,211	$96,798
Cumulative effect of adjustment resulting from adoption of new accounting guidance	-	-	(2,497)
Gross unrealized investment holding gains (losses) arising during periods	49,720	34,869	108,879
Gross unrealized gain (loss) on interest rate swaps	(10,541)	3,223	-
Equity in net unrealized gains on investment in unconsolidated affiliate’s investment portfolio	-	-	3,124
Less: Reclassification adjustment for (gains) losses included in net income	(9,394)	(13,483)	(1,501)
Income tax benefit (expense) related to items of other comprehensive income	(10,318)	(8,613)	(37,700)

Comprehensive income	$91,572	$115,207	$167,103
Less: Comprehensive income (loss) attributable to Noncontrolling interests	18,013	(3,014)	-

Comprehensive income attributable to Tower Group, Inc.	73,559	118,221	167,103

Earnings per share attributable to Tower Group, Inc. stockholders:
Basic	$1.47	$2.39	$2.46
Diluted	$1.47	$2.38	$2.45

Weighted average common shares outstanding:
Basic	40,833	43,462	39,363
Diluted	40,931	43,648	39,581

Dividends declared and paid per common share	$0.69	$0.39	$0.26

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Treasury Stock	Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Noncontrolling Interests	Total Stockholders’ Equity

(in thousands)	Shares	Amount

Balance at December 31, 2008, as previously reported	23,408	$234	$(1,026)	$208,094	$(37,498)	$165,400	$-	$335,204
Cumulative effect of adjustment resulting from adoption of new accounting guidance, net of income tax	-	-	-	-		(16,044)	-	(16,044)

Adjusted balance at December 31, 2008	23,408	234	(1,026)	208,094	(37,498)	149,356	-	319,160
Cumulative effect of adjustment resulting from adoption of new accounting guidance, net of income tax	-	-	-	-	(1,623)	1,623		-
Dividends declared	-	-	-	-	-	(10,740)	-	(10,740)
Stock based compensation	346	3	(1,059)	6,664	-	-	-	5,608
Issuance of common stock	21,338	214	-	527,292	-	-	-	527,506
Fair value of outstanding CastlePoint and SUA stock options	-	-	-	9,918	-	-	-	9,918
Warrant exercise	-	-	90	(90)	-	-	-	-
Net income	-	-	-	-	-	96,798	-	96,798
Net unrealized appreciation on securities available for sale, net of income tax	-	-	-	-	73,675	-	-	73,675

Balance at December 31, 2009	45,092	$451	$(1,995)	$751,878	$34,554	$237,037	$-	$1,021,925

Dividends declared	-	-	-	-	-	(16,551)	-	(16,551)
Stock based compensation	650	6	(1,750)	10,276	-	-	-	8,532
Repurchase of common stock	-	-	(88,034)	-	-	-	-	(88,034)
Reciprocal Exchanges’ equity on July 1, 2010, date of consolidation	-	-	-	-	-	-	25,851	25,851
Equity component of convertible senior notes issuance, net of income tax and issue costs	-	-	-	7,055	-	-	-	7,055
Convertible senior notes hedge transactions, net of tax	-	-	-	(9,945)	-	-	-	(9,945)
Warrants issued related to convertible senior notes issuance	-	-	-	3,800	-	-	-	3,800
Unrealized gain on interest rate swaps, net of income tax	-	-	-	-	2,113	-	-	2,113
Net income	-	-	-	-	-	103,890	(4,679)	99,211
Net unrealized appreciation on securities available for sale, net of income tax	-	-	-	-	12,216	-	1,665	13,881

Balance at December 31, 2010	45,742	$457	$(91,779)	$763,064	$48,883	$324,376	$22,837	$1,067,838

Dividends declared	-	-	-	-	-	(27,894)	-	(27,894)
Stock based compensation	706	8	(1,834)	10,657	-	-	-	8,831
Deferred taxes on stock option activity	-	-	-	(783)	-	-	-	(783)
Repurchase of common stock	-	-	(64,572)	-	-	-	-	(64,572)
Unrealized gain (loss) on interest rate swap, net of tax	-	-	-	-	(6,837)	-	-	(6,837)
Net income	-	-	-	-	-	60,198	11,907	72,105
Net unrealized appreciation on securities								-
available for sale, net of income tax	-	-	-	-	20,198	-	6,106	26,304
Noncontrolling interest in acquired consolidated								-
partnership	-	-	-	-	-	-	2,001	2,001

Balance at December 31, 2011	46,448	$465	$(158,185)	$772,938	$62,244	$356,680	$42,851	$1,076,993

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2011	2010	2009

Cash flows provided by (used in) operating activities:
Net income	$72,105	$99,211	$96,798
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain on investment in acquired unconsolidated affiliate	-	-	(7,388)
Gain on bargain purchase	-	-	(13,186)
Acquisition-related transaction costs	-	2,369	14,038
Net realized investment (gains) losses	(9,394)	(13,483)	(1,501)
Depreciation and amortization	30,940	21,634	19,344
Amortization of bond premium or discount	8,372	3,106	100
Amortization of restricted stock	10,292	8,694	5,608
Deferred income taxes	9,939	61,561	(1,660)
Changes in operating assets and liabilities:
Investment income receivable	(3,220)	(3,290)	(5,785)
Premiums receivable	(21,042)	12,484	164,382
Reinsurance recoverable	(42,671)	(30,621)	147,547
Prepaid reinsurance premiums	23,590	45,024	89,571
Deferred acquisition costs, net	(4,735)	3,359	(7,477)
Federal and state income taxes recoverable/payable, net	21,768	(39,629)	(2,502)
Other assets	(66,897)	(28,541)	9,233
Loss and loss adjustment expenses	21,692	76,166	(94,258)
Unearned premium	21,150	(23,269)	(54,390)
Reinsurance balances payable	(14,243)	(60,014)	(103,575)
Funds held under reinsurance agreements	3,573	79,416	(21,628)
Other liabilities	23,809	(17,152)	(18,560)

Net cash flows provided by operations	85,028	197,025	214,711

Cash flows provided by (used in) investing activities:
Net cash (used in) acquired from acquisitions	-	(171,907)	226,729
Purchase of fixed assets	(53,568)	(36,905)	(26,299)
Purchase - fixed-maturity securities	(2,019,603)	(2,024,965)	(1,244,713)
Purchase - equity securities	(819,180)	(96,439)	(85,777)
Short-term investments, net	1,560	561,827	(31,766)
Purchase of other invested assets	(42,346)	-	-
Sale or maturity - fixed-maturity securities	2,032,027	1,427,528	936,028
Sale - equity securities	793,886	80,746	50,582

Net cash flows provided by (used in) investing activities	(107,224)	(260,115)	(175,216)

Cash flows provided by (used in) financing activities:
Proceeds from credit facility borrowings	67,000	56,000	-
Repayment of credit facility borrowings	(17,000)	(56,000)	-
Proceeds from capital lease financing	39,839	-	-
Proceeds from convertible senior notes	-	145,634	-
Payments for convertible senior notes hedge	-	(15,300)	-
Proceeds from issuance of warrants	-	3,800	-
Exercise of stock options and warrants	373	1,590	742
Excess tax benefits from share-based payment arrangements	161	(1,302)	191
Treasury stock acquired-net employee share-based compensation	(1,834)	(1,750)	(1,059)
Repurchase of Common Stock	(64,572)	(88,034)	-
Dividends paid	(27,894)	(16,551)	(10,740)

Net cash flows provided by (used in) financing activities	(3,927)	28,087	(10,866)

Increase (decrease) in cash and cash equivalents	(23,123)	(35,003)	28,629
Cash and cash equivalents, beginning of period	140,221	175,224	146,595

Cash and cash equivalents, end of period	$114,098	$140,221	$175,224

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,000	$29,000	$61,521
Cash paid for interest	25,880	19,834	18,053
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions	$-	$-	$527,505
Value of stock options at date of acquisitions	-	-	9,918

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Note 1—Nature of Business

Tower Group, Inc. (the “Company” or “Tower”) offers a broad range of commercial, specialty and personal property and casualty insurance products and services through its subsidiaries to businesses in various industries and to individuals. The Company’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “TWGP”.

On July 1, 2010, the Company completed its acquisition of the Personal Lines Division of OneBeacon Insurance Group, Ltd. (“OBPL”). Subsequent to this acquisition, the Company changed the presentation of its business results, beginning July 1, 2010, by allocating the personal insurance business previously reported in the Brokerage Insurance segment along with the newly acquired OBPL business to a new Personal Insurance segment and merged the commercial business previously reported in the Brokerage Insurance and Specialty Business segments in a new Commercial Insurance segment. The Company’s Insurance Services segment also includes fees earned by the management companies acquired as a part of the OBPL transaction. This change in presentation reflects the way management organizes the Company for making operating decisions and assessing profitability.

The Company operates three business segments as follows:

•

Commercial Insurance (“Commercial”) Segment offers a broad range of commercial lines property and casualty insurance products to businesses distributed through a network of retail and wholesale agents and program underwriting agents on both an admitted and non-admitted basis. This segment also includes assumed reinsurance;

•	Personal Insurance (“Personal”) Segment offers a broad range of personal lines property and casualty insurance products to individuals distributed through a network of retail and wholesale agents; and

•	Insurance Services (“Services”) Segment provides underwriting, claims and reinsurance brokerage services to insurance companies.

Note 2—Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Tower and its insurance subsidiaries, managing general agencies and management companies. The consolidated financial statements also include the accounts of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together, the “Reciprocal Exchanges”). The Company does not own the Reciprocal Exchanges but manages them through its management companies.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All inter-company accounts and transactions have been eliminated in consolidation.

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

Reclassifications and Revisions

Certain reclassifications have been made to prior years’ financial information to conform to the current year presentation.

Cash amounts presented on the consolidated balance sheet at December 31, 2010 and the consolidated statements of cash flows for the year ended December 31, 2010 have been revised to present book overdrafts representing outstanding checks in excess of funds on deposit with individual financial institutions within other liabilities. These balances have previously been reported in cash and cash equivalents. This revision increased cash and cash equivalents and other liabilities by $37.3 million as of December 31, 2010 and net cash flows provided by operations by $27.0 million for the year ended December 31, 2010.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Accounting Policies

Net Premiums Earned

The insurance policies issued or reinsured by the Company are short-duration contracts. Accordingly, premium revenue, including direct business and reinsurance assumed, net of business ceded to reinsurers, is recognized on a pro-rata basis over the terms of the underlying policies. Unearned premiums represent premium applicable to the unexpired risk of in-force insurance contracts at each balance sheet date. Prepaid reinsurance premiums represent the unexpired portion of reinsurance premiums on risks ceded and are earned consistent with premiums.

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

Insurance Services Revenue

Direct commission revenue from the Company’s managing general underwriting services is recognized and earned as insurance policies are placed with the issuing companies of its managing general agencies. Fees relating to the provision of reinsurance intermediary services are earned when the Company’s insurance subsidiaries or the issuing companies of its managing general agencies cede premiums to reinsurers. Management fees earned by the management companies for services provided to the Reciprocal Exchanges are reported as management fee income within the segment but are eliminated in consolidation.

Policy Billing Fees

Policy billing fees are earned on a pro-rata basis over the terms of the underlying policies. These fees include installment and other fees related to billing and collections.

Loss and Loss Adjustment Expenses (“LAE”)

The liability for loss and LAE represents management’s best estimate of the ultimate cost and expense of all reported and unreported losses that are unpaid as of the balance sheet date. The liability for loss and LAE is recorded net of a tabular reserve discount for workers’ compensation and excess workers’ compensation claims in the amount of $3.7 million and $3.7 million at December 31, 2011 and 2010, respectively. The 2011 discount relates to $271.3 million portion of reserves for workers’ compensation. The projection of future claims payments and reporting is based on an analysis of the Company’s historical experience, supplemented by analyses of industry loss data. Management believes that the liability for loss and LAE is adequate to cover the ultimate cost of losses and claims to date; however, because of the uncertainty from various sources, including changes in reporting patterns, claims settlement patterns, judicial decisions, legislation, and economic conditions, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. As adjustments to these estimates become necessary, such adjustments are reflected in expense for the period in which the estimates are changed.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

The Company determines a standard cost per claim for ULAE for each line of business that represents the ultimate average cost to administer that claim. For property lines, 50% of this standard cost is recorded as paid ULAE when a claim is opened, and 50% of this standard cost is recorded as paid ULAE when a claim is closed. For casualty lines, 75% of this standard cost is recorded as paid ULAE when a claim is opened, and 25% is recorded as paid ULAE when a claim is closed. The standard costs are determined actuarially and subject to adjustment each quarter. Calendar period costs for the claims function is recorded as paid ULAE each quarter.

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

Management estimates uncollectible amounts receivable from reinsurers based on an assessment of a number of factors. The Company recorded no allowance for uncollectible reinsurance at December 31, 2011 or 2010. The Company did not write-off balances from reinsurers during the three year period ended December 31, 2011.

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

Fair value for fixed-maturity securities and equity securities is primarily based on quoted market prices or a matrix pricing using observable inputs, with limited exceptions as discussed in “Note 6 – Fair Value Measurements”. Changes in unrealized gains and losses, net of tax effects, are reported as a separate component of other comprehensive income while cumulative unrealized gains and losses are reported net of tax effects within accumulated other comprehensive income in stockholders’ equity. Realized gains and losses are determined on the specific identification method. Investment income is recorded when earned and includes the amortization of premium and discount on investments.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

The Company’s other invested assets consist of investments in limited partnerships accounted for using the equity method of accounting, real estate and certain securities for which the Company has elected the fair value option. In accounting for the partnerships, management uses the financial information provided by the general partners, which is on a three-month lag. As of December 31, 2011, the Company had future funding commitments of $14.7 million to these limited partnerships. For securities in which the Company has elected the fair value option, interest and dividends are reported in net investment income with the remaining change in overall fair value reported in other net realized investment gains (losses).

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

Premiums Receivable

Premiums receivable represent amounts due from insureds and reinsureds for insurance coverage and are presented net of an allowance for doubtful accounts of $2.5 million and $2.1 million at December 31, 2011 and 2010, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable of $4.1 million, $1.8 million and $0.9 million were written off in 2011, 2010 and 2009, respectively.

Deferred Acquisition Costs

The Company retrospectively adopted new accounting guidance for deferred acquisition costs effective January 1, 2011 as described in more detail under “Accounting Guidance Adopted in 2011” below. Acquisition costs represent the costs of writing business that vary with, and are primarily related to, the successful production of insurance business (principally commissions, premium taxes and certain underwriting costs). Policy acquisition costs are deferred and recognized as expense as related premiums are earned. Deferred acquisition costs (“DAC”) presented in the balance sheet are net of deferred ceding commission revenue.

The value of business acquired (“VOBA”) is an intangible asset relating to the estimated fair value of the unexpired insurance policies acquired in a business combination. VOBA is determined at the time of a business combination and is reported on the consolidated balance sheet with DAC and is amortized in proportion to the timing of the estimated underwriting profit associated with the in force policies acquired. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable. See “Note 8 – Deferred Acquisition Costs” for additional information regarding deferred acquisition costs.

Goodwill and Intangible Assets

In business combinations, including the acquisition of a group of assets, the Company allocates the purchase price to the net tangible and intangible assets acquired based on their relative fair values. Any portion of the purchase price in excess of this amount results in goodwill. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life and goodwill are not amortized and are subject to annual impairment testing. The Company conducted the required annual goodwill and intangible asset impairment testing as of September 30 for 2011. Additionally, identifiable intangible assets and goodwill are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. No impairment losses were recognized in 2011, 2010 or 2009.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Fixed Assets

Furniture, leasehold improvements, computer equipment, and software, including internally developed software, are reported at cost less accumulated depreciation and amortization. Gross fixed assets were $176.4 million and $174.4 million as of December 31, 2011 and 2010, respectively. Capitalized leases of $41.0 million were included in this amount as at December 31, 2011. Accumulated depreciation and amortization of $56.5 million and $86.0 million were recorded as of December 31, 2011 and 2010, respectively. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. The Company estimates the useful life for computer equipment to be three years, computer software, three to seven years, furniture and other equipment seven years and leasehold improvements is the term of the lease. Depreciation and amortization expense of $22.0 million, $15.0 million and $13.3 million were recorded for the years ended December 31, 2011, 2010 and 2009, respectively. Fixed assets are recorded in Other Assets on the balance sheet.

Variable Interest Entities

The Company consolidates the Reciprocal Exchanges as it has determined that these are variable interest entities and that the Company is the primary beneficiary. See “Note 4 – Variable Interest Entities” for more details.

Income Taxes

Pursuant to a written tax agreement (the “Tax Sharing Agreement”), each of the Tower’s subsidiaries is required to make payments to Tower for federal income tax imposed on its taxable income in a manner consistent with filing a separate federal income tax return (but subject to certain limitations that are applied to the Tower consolidated group as a whole). The Reciprocal Exchanges are not subject to the Tax Sharing Agreement but file separate tax returns annually.

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

Treasury Stock

The Company accounts for the treasury stock at the repurchase price as a reduction to stockholders’ equity as it does not currently intend to retire the treasury stock held at December 31, 2011.

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

Earnings per Share

The Company measures earnings per share at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing net income attributable to Tower common stockholders by the weighted average number of common shares outstanding during the year. This weighted average number of shares includes unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents whether paid or unpaid (“participating securities”). Diluted earnings per share is calculated by dividing net income attributable to Tower common stockholders by the weighted average number of common shares outstanding during the year, as adjusted for the potentially dilutive effects of stock options, warrants, unvested restricted stock and/or preferred stock that are not participating securities, unless such items are not dilutive.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Statutory Accounting Principles

The Company’s insurance subsidiaries are required to prepare statutory basis financial statements in accordance with practices prescribed or permitted by the state or country in which they are domiciled. See “Note 17 – Statutory Financial Information and Accounting Policies” for more details.

Concentration and Credit Risk

Financial instruments that potentially subject the Company to concentration and credit risk are primarily cash and cash equivalents, investments, interest rate swaps, premiums receivable and reinsurance recoverables. Investments are diversified through many industries and geographic regions through the use of money managers who employ different investment strategies. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. The interest rate swap contracts contain credit support annex agreements with collateral posting provisions which reduces counterparty non-performance risk. The premiums receivable balances are generally diversified due to the number of entities comprising the Company’s distribution network and its customer base, which is largely concentrated in the Northeast, Florida, Texas and California. To reduce credit risk, the Company performs ongoing evaluations of its distribution network’s and customers’ financial condition. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers and, in certain cases, requires collateral from its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. As at December 31, 2011, the largest uncollateralized reinsurance recoverable balance from any one reinsurer was $49.4 million representing 14% of the Company’s total reinsurance recoverable balance. Management’s policy is to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

Our largest agent accounted for 10%, 12% and 4%, respectively, of the insurance subsidiaries’ premiums receivable balances at December 31, 2011, 2010 and 2009. Our largest agent accounted for 7%, 4% and 10% of the insurance subsidiaries’ direct premiums written in 2011, 2010 and 2009, respectively.

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

The effect of adoption of this new guidance on the consolidated balance sheet as of December 31, 2010 and on stockholders’ equity as of December 31, 2009 was as follows:

Tower Group, Inc.

Notes to Consolidated Financial Statements

($ in thousands)	As Previously Reported	Effect of Change	As Currently Reported

December 31, 2010
Deferred acquisition costs, net	$242,824	$(78,701)	$164,123
Deferred income tax (liability) asset	(25,169)	27,414	2,245
Retained earnings	367,013	(42,637)	324,376
Tower Group, Inc. stockholders’ equity	1,087,638	(42,637)	1,045,001
Noncontrolling interests - Reciprocal Exchanges	31,487	(8,650)	22,837
Total stockholders’ equity	1,119,125	(51,287)	1,067,838

December 31, 2009
Retained earnings	265,613	(28,576)	237,037
Tower Group, Inc. stockholders’ equity	1,050,501	(28,576)	1,021,925

December 31, 2008
Retained earnings	165,400	(16,044)	149,356
Tower Group, Inc. stockholders’ equity	335,204	(16,044)	319,160
The effect of adoption of this new guidance on the consolidated income statement for the year ended December 31, 2010 was as follows:
	Year Ended December 31, 2010
($ in thousands, except per share amounts)	As Previously Reported	Effect of Change	As Currently Reported

Other operating expenses	$195,751	$34,738	$230,489
Income tax expense	62,400	(12,027)	50,373
Net income attributable to Tower Group, Inc.	117,951	(14,061)	103,890
Earnings per share attributable to Tower Group, Inc.
Basic	$2.71	$(0.32)	$2.39
Diluted	$2.70	$(0.32)	$2.38
The effect of adoption of this new guidance on the consolidated income statement for the year ended December 31, 2009 was as follows:
	Year Ended December 31, 2009
($ in thousands, except per share amounts)	As Previously Reported	Effect of Change	As Currently Reported

Other operating expenses	$129,846	$19,281	$149,127
Income tax expense	51,502	(6,749)	44,753
Net income attributable to Tower Group, Inc.	109,330	(12,532)	96,798
Earnings per share attributable to Tower Group, Inc.
Basic	$2.78	$(0.32)	$2.46
Diluted	$2.76	$(0.31)	$2.45

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

In June 2011 (and as amended in December 2011), the FASB issued new guidance concerning the presentation of comprehensive income. This guidance will be effective for annual and interim periods beginning after December 15, 2011. The Company is currently assessing how it will present comprehensive income under the new guidance.

In September 2011, the FASB issued amended guidance on testing goodwill for impairment. This guidance will be effective for annual periods beginning after December 15, 2011 and is intended to reduce the cost and complexity of the annual goodwill impairment test by allowing an entity to utilize more qualitative factors. This guidance will not affect the Company’s financial position, result of operations or cash flows.

Note 3—Acquisitions

NAV PAC Division of Navigators Group, Inc. (“NAV PAC”)

On January 14, 2011, Tower obtained the renewal rights to the middle market commercial package and commercial automobile business underwritten through the NAV PAC division of Navigators Group, Inc. This business will allow us to continue to expand our middle market commercial product offering into certain niche classes of business. The underwriting personnel from Navigators became part of our recently formed Customized Solutions business unit focused on developing customized products for our key partner agents.

Acquisition of the Renewal Rights of AequiCap Program Administrators Inc. (“AequiCap”)

On November 2, 2010, Tower acquired the renewal rights to the commercial automobile liability and physical damage business of AequiCap for $12 million (“AequiCap II”). The business subject to the agreement covers both trucking and taxi risks that are consistent with Tower’s current underwriting guidelines. Most of the employees of AequiCap II involved in the servicing of this commercial liability and physical damage business became employees of the Company. The acquisition was accounted for as a business combination under GAAP. The distribution network was the only identifiable asset acquired and had a fair value of $11.3 million. No liabilities were assumed. $0.7 million of goodwill was recorded as a result of this transaction.

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

Under the terms of the Agreement, the Company acquired Massachusetts Homeland Insurance Company (“MHIC”), York Insurance Company of Maine (“York”) and two management companies (collectively the “Stock Companies”). The management companies are the attorneys-in-fact for the Reciprocal Exchanges. Tower purchased $102 million principal of surplus notes issued by the Reciprocal Exchanges (the “surplus notes”). In addition, Tower also reinsured the personal lines business written by other subsidiaries of OneBeacon not acquired by Tower. The total consideration paid for OBPL was $167 million.

Effective July 1, 2010, Tower entered into transition service agreements with OneBeacon whereby OneBeacon will provide certain information technology and operational support to Tower until such time that these processes are migrated to Tower. Expenses incurred under such transition service agreements were $23.9 million and $13.3 million for the years ended December 31, 2011 and 2010, respectively.

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

The following presents assets acquired and liabilities assumed from the OBPL acquisition, including the assets and liabilities of the Reciprocal Exchanges, based on their fair values as of July 1, 2010. See “Note 4 – Variable Interest Entities (“VIEs”)” for a description of accounting for the Reciprocal Exchanges.

Tower Group, Inc.

Notes to Consolidated Financial Statements

($ in thousands)	Stock Companies and Surplus Notes	Reciprocal Exchanges	Total

Assets
Investments	$238,846	$292,773	$531,619
Surplus notes	77,200	-	77,200
Cash and cash equivalents	7	9,023	9,030
Receivables	47,266	44,758	92,024
Prepaid reinsurance premiums	13,330	14,503	27,833
Reinsurance recoverable on paid losses	-	5,634	5,634
Reinsurance recoverable on unpaid losses	37,292	12,843	50,135
Deferred acquisition costs / VOBA	23,492	17,301	40,793
Deferred income taxes	10,775	6	10,781
Intangibles	59,900	5,900	65,800
Other assets	12,754	3,597	16,351
Liabilities
Loss and loss adjustment expenses	(230,775)	(171,495)	(402,270)
Unearned premium	(125,205)	(111,150)	(236,355)
Surplus notes	-	(77,200)	(77,200)
Other liabilities	(3,970)	(20,642)	(24,612)

Net assets acquired	$160,912	$25,851	186,763

Purchase consideration	166,568

Goodwill	$5,656

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

The following table presents the fair value of assets acquired and liabilities assumed as of November 13, 2009, the closing date of the acquisition:

Tower Group, Inc.

Notes to Consolidated Financial Statements

($ in thousands)	Total

Assets
Investments	$246,249
Cash and cash equivalents	54,377
Receivables	62,039
Prepaid reinsurance premiums	1,930
Reinsurance recoverable	73,888
Deferred acquisition costs/VOBA	17,149
Deferred income taxes	11,450
Intangibles	11,930
Other assets	21,133
Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	(252,905)
Unearned premium	(98,577)
Other liabilities	(28,814)

Net assets acquired	$119,849

Total purchase consideration	106,663

Gain on bargain purchase	$(13,186)

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

The acquisition was accounted for using the purchase method in accordance with GAAP guidance on business combinations. Under the terms of the Agreement, the Company acquired AequiCap I for $5.5 million in cash. The distribution network was the only identifiable intangible asset acquired. The fair value the distribution network was $5.3 million and the fair value of other assets acquired was $0.1 million resulting in $0.1 million of goodwill.

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

The following table presents assets acquired and liabilities assumed with the acquisition of Hermitage, based on their fair values as of February 27, 2009, the closing date of this acquisition:

Tower Group, Inc.

Notes to Consolidated Financial Statements

($ in thousands)	Total

Assets
Investments	$101,447
Cash and cash equivalents	88,167
Receivables	11,761
Prepaid reinsurance premiums	7,329
Reinsurance recoverable	16,460
Deferred acquisition costs/VOBA	11,319
Deferred income taxes	6,423
Intangibles	9,760
Other assets	2,077
Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	(101,297)
Unearned premium	(45,485)
Other liabilities	(13,166)

Net assets acquired	94,795

Purchase consideration	130,115

Goodwill	$35,320

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

The following presents assets acquired and liabilities assumed with the acquisition of CastlePoint, based on their fair values as of February 5, 2009, the closing date of this acquisition:

($ in thousands)	Total

Assets
Investments	$486,034
Cash and cash equivalents	307,632
Receivables	211,464
Prepaid reinsurance premiums	23,424
Reinsurance recoverable	8,249
Deferred acquisition costs / VOBA	68,231
Deferred income taxes	21,373
Intangibles	9,100
Other assets	7,448
Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	(291,076)
Unearned premium	(242,365)
Other liabilities	(130,623)
Subordinated debt	(134,022)

Net assets acquired	$344,869

Purchase consideration	535,177

Goodwill	$190,308

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

For the years ended December 31, 2011 and 2010, the Reciprocal Exchanges results of operations were as follows:

Tower Group, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
($ in thousands)	2011	2010

Underwriting revenues	$194,509	$96,142
Investment income	12,846	5,118
Net realized investment gains	2,414	(257)

Total revenues	209,769	101,003

Losses and underwriting expenses	188,578	104,847
Interest expense	6,455	3,358

Total expenses	195,033	108,205

Income tax expense (benefit)	2,829	(2,523)

Net income (loss)	$11,907	$(4,679)

Note 5—Investments

The cost or amortized cost and fair value of the Company’s investments in fixed maturity and equity securities, gross unrealized gains and losses, and other-than-temporary impairment losses as of December 31, 2011 and December 31, 2010 are summarized as follows:

Tower Group, Inc.

Notes to Consolidated Financial Statements

($ in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Unrealized OTTI Losses (1)

December 31, 2011
U.S. Treasury securities	$154,430	$1,725	$(13)	$156,142	$-
U.S. Agency securities	114,411	2,779	-	117,190	-
Municipal bonds	688,192	48,777	(255)	736,714	-
Corporate and other bonds
Finance	331,917	9,201	(4,615)	336,503	-
Industrial	388,139	22,198	(2,287)	408,050	-
Utilities	30,164	3,067	(61)	33,170	-
Commercial mortgage-backed securities	232,877	22,854	(2,564)	253,167	(483)
Residential mortgage-backed securities
Agency backed securities	304,876	15,401	(1)	320,276	-
Non-agency backed securities	29,907	2,603	(901)	31,609	(695)
Asset-backed securities	60,199	1,309	(655)	60,853	-

Total fixed-maturity securities	2,335,112	129,914	(11,352)	2,453,674	(1,178)
Preferred stocks, principally financial sector	24,083	317	(890)	23,510	-
Common stocks, principally financial and industrial sectors	68,951	1,078	(4,194)	65,835	-
Short-term investments	-	-	-	-	-

Total, December 31, 2011	$2,428,146	$131,309	$(16,436)	$2,543,019	$(1,178)

Tower	$2,138,001	$118,173	$(15,075)	$2,241,099	$(1,178)
Reciprocal Exchanges	290,145	13,136	(1,361)	301,920	-

Total, December 31, 2011	$2,428,146	$131,309	$(16,436)	$2,543,019	$(1,178)

December 31, 2010
U.S. Treasury securities	$177,060	$1,258	$(64)	$178,254	$-
U.S. Agency securities	26,504	758	(34)	27,228	-
Municipal bonds	544,019	14,357	(4,670)	553,706	-
Corporate and other bonds
Finance	260,843	13,912	(618)	274,137	-
Industrial	535,187	19,151	(3,535)	550,803	-
Utilities	56,257	2,996	(623)	58,630	-
Commercial mortgage-backed securities	243,593	27,247	(1,550)	269,290	(1,065)
Residential mortgage-backed securities
Agency backed securities	364,622	4,155	(2,750)	366,027	-
Non-agency backed securities	88,986	6,263	(671)	94,578	(498)
Asset-backed securities	10,093	-	(135)	9,958	-

Total fixed-maturity securities	2,307,164	90,097	(14,650)	2,382,611	(1,563)
Preferred stocks, principally financial sector	36,489	2,034	(268)	38,255	-
Common stocks, principally industrial and financial sectors	54,729	453	(3,120)	52,062	-
Short-term investments	1,560	-	-	1,560	-

Total, December 31, 2010	$2,399,942	$92,584	$(18,038)	$2,474,488	$(1,563)

Tower	$2,061,448	$87,879	$(15,893)	$2,133,434	$(1,563)
Reciprocal Exchanges	338,494	4,705	(2,145)	341,054	-

Total, December 31, 2010	$2,399,942	$92,584	$(18,038)	$2,474,488	$(1,563)

(1) Represents the gross unrealized loss on other-than-temporarily impaired securities recognized in accumulated other comprehensive income (loss).

Tower Group, Inc.

Notes to Consolidated Financial Statements

As at December 31, 2011 and 2010, U.S. Treasury Notes and other securities with carrying values of $226.8 million and $188.5 million, respectively, were on deposit with various states to comply with the insurance laws in which the Company is licensed.

In addition, the Company had $340.8 million and $261.1 million of investments as of December 31, 2011 and 2010, respectively, held by counterparties as collateral or in trusts to support letter of credit issued on Tower’s behalf, reinsurance liabilities on certain assumed reinsurance treaties, and collateral posted for certain leases.

Major categories of net investment income are summarized as follows:

	Year Ended December 31,
($ in thousands)	2011	2010	2009

Income
Fixed-maturity securities	$106,400	$103,054	$72,619
Equity securities	24,884	6,917	3,600
Cash and cash equivalents	817	732	1,103
Other	795	539	559

Total	132,896	111,242	77,881
Expenses
Investment expenses	(5,247)	(5,152)	(3,015)

Net investment income	$127,649	$106,090	$74,866

Tower	114,803	100,972	74,866
Reciprocal Exchanges	12,846	5,118	-

Net investment income	$127,649	$106,090	$74,866

Proceeds from the sale of fixed-maturity securities were $2.0 billion, $1.4 billion and $936.0 million for the year ended December 31, 2011, 2010 and 2009, respectively. Proceeds from the sale of equity securities were $793.9 million, $80.7 million and $50.6 million for the year ended December 31, 2011, 2010 and 2009, respectively.

Gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Year Ended December 31,
($ in thousands)	2011	2010	2009

Fixed-maturity securities
Gross realized gains	$44,550	$31,587	$25,131
Gross realized losses	(11,101)	(11,388)	(574)

	33,449	20,199	24,557
Equity securities
Gross realized gains	8,328	482	528
Gross realized losses	(29,138)	(3,007)	(96)

	(20,810)	(2,525)	432

Net realized gains on investments	12,639	17,674	24,989

Other-than-temporary impairment losses:
Fixed-maturity securities	(580)	(4,191)	(23,488)
Equity securities	(2,665)	-	-

Total other-than-temporary impairment losses recognized in earnings	(3,245)	(4,191)	(23,488)

Total net realized investment gains (losses)	$9,394	$13,483	$1,501

Tower	$6,980	$13,740	$1,501
Reciprocal Exchanges	2,414	(257)	-

Total net realized investment gains (losses)	$9,394	$13,483	$1,501

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

The evaluation of equity securities includes management’s intent and ability to hold the security to recovery. Management will record OTTI in those situations where it does not intend to hold the security to recovery or if the security is not expected to recover in value.

The following table shows the amount of fixed-maturity and equity securities that were OTTI for the years ended December 31, 2011, 2010 and 2009. This resulted in recording impairment write-downs included in net realized investment gains (losses), and reduced the unrealized loss in other comprehensive net income:

	Year Ended December 31,
($ in thousands)	2011	2010	2009

Corporate and other bonds	$-	$-	$(1,851)
Commercial mortgage-backed securities	(219)	(8,157)	(25,229)
Residential mortgage-backed securities	(235)	(6,164)	(12,479)
Asset-backed securities	(391)	(1,779)	(4,651)
Equities	(2,664)	-	-

Other-than-temporary-impairments	(3,509)	(16,100)	(44,210)
Portion of loss recognized in accumulated other comprehensive income (loss)	264	11,909	20,722

Impairment losses recognized in earnings	$(3,245)	$(4,191)	$(23,488)

Tower	$(3,245)	$(4,191)	$(23,488)
Reciprocal Exchanges	-	-	-

Impairment losses recognized in earnings	$(3,245)	$(4,191)	$(23,488)

Tower Group, Inc.

Notes to Consolidated Financial Statements

The following table provides a rollforward of the cumulative amount of OTTI for securities still held showing the amounts that have been included in earnings on a pretax basis for the years ended 2011 and 2010 (none of such OTTI was included within the Reciprocal Exchanges):

	Year Ended December 31,
($ in thousands)	2011	2010	2009

Balance, January 1,	$18,075	$40,734	$24,638
Cumulative effect of adjustment upon adoption of 2009 GAAP guidance on OTTI	-	-	(2,497)
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	44	707	16,076
OTTI has been previously recognized	537	3,484	7,412
Reductions due to:
Securities sold during the period (realized)	(5,990)	(26,850)	(4,895)

Balance, December 31,	$12,666	$18,075	$40,734

Unrealized Losses

There are 385 securities at December 31, 2011, including fixed maturities and equity securities, which account for the gross unrealized loss, none of which is deemed by management to be OTTI. Temporary losses on corporate and other bonds result from purchases made in a lower interest rate environment or lower yield spread environment. In addition, there have been some ratings downgrades on certain of these securities. After analyzing the credit quality, balance sheet strength and company outlook, management believes these securities will recover in value. The structured securities that had significant unrealized losses resulted primarily from declines in both residential and commercial real estate prices. To the extent projected cash flows on structured securities change adversely, they would be considered OTTI, and an impairment loss would be recognized in the current period. Management considered all relevant factors, including expected recoverability of cash flows, in assessing whether a loss was other-than-temporary. The Company does not intend to sell these fixed maturity securities, and it is not more likely than not that these securities will be sold before recovering their cost basis.

For all fixed-maturity securities in an unrealized loss position at December 31, 2011, the Company has received all contractual interest payments (and principal if applicable). Based on the continuing receipt of cash flow and the foregoing analyses, management expects continued timely payments of principal and interest and considers the losses to be temporary.

The unrealized loss position associated with the fixed-maturity portfolio was $11.4 million as of December 31, 2011, consisting primarily of corporate bonds and mortgage-backed securities of $10.4 million. The total fixed-maturity portfolio of gross unrealized losses included 360 securities which were, in aggregate, approximately 2.9% below amortized cost. Of the 360 fixed maturity investments identified, 22 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these investments at December 31, 2011 was $0.7 million. Management does not consider these investments to be other-than-temporarily impaired.

For common stocks, there were 18 securities in a loss position at December 31, 2011 totaling $4.2 million. Management evaluated the financial condition of the common stock issuers, the severity and duration of the impairment, and our ability and intent to hold to recovery and determined these securities are not OTTI. The evaluation consisted of a detailed review, including but not limited to some or all of the following factors for each security: the current S&P rating, analysts’ reports, past earnings trends and analysts’ earnings expectations for the next 12 months, liquidity, near-term financing risk, and whether the company was currently paying dividends on its equity securities. Management does not consider these investments to be other-than-temporarily impaired.

The following table presents information regarding invested assets that were in an unrealized loss position at December 31, 2011 and December 31, 2010 by amount of time in a continuous unrealized loss position:

Tower Group, Inc.

Notes to Consolidated Financial Statements

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Aggregate	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses

December 31, 2011
U.S. Treasury securities	$92,001	$(13)	$-	$-	$92,001	$(13)
Municipal bonds	13,449	(255)	-	-	13,449	(255)
Corporate and other bonds
Finance	138,986	(4,610)	251	(5)	139,237	(4,615)
Industrial	57,357	(2,141)	3,519	(146)	60,876	(2,287)
Utilities	1,902	(61)	-	-	1,902	(61)
Commercial mortgage-backed securities	26,130	(2,564)	-	-	26,130	(2,564)
Residential mortgage-backed securities
Agency backed	19	(1)	12	-	31	(1)
Non-agency backed	13,294	(318)	4,609	(583)	17,903	(901)
Asset-backed securities	29,624	(647)	610	(8)	30,234	(655)

Total fixed-maturity securities	372,762	(10,610)	9,001	(742)	381,763	(11,352)
Preferred stocks	17,773	(644)	1,303	(246)	19,076	(890)
Common stocks	44,132	(4,194)	-	-	44,132	(4,194)

Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

Tower	$398,989	$(14,160)	$8,264	$(915)	$407,253	$(15,075)
Reciprocal Exchanges	35,678	(1,288)	2,040	(73)	37,718	(1,361)

Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

December 31, 2010
U.S. Treasury securities	$2,641	$(64)	$-	$-	$2,641	$(64)
U.S. Agency securities	4,643	(34)	-	-	4,643	(34)
Municipal bonds	146,947	(4,635)	215	(35)	147,162	(4,670)
Corporate and other bonds
Finance	45,542	(618)	-	-	45,542	(618)
Industrial	172,305	(3,526)	241	(9)	172,546	(3,535)
Utilities	24,567	(622)	243	(1)	24,810	(623)
Commercial mortgage-backed securities	35,362	(892)	2,315	(658)	37,677	(1,550)
Residential mortgage-backed securities
Agency backed	210,770	(2,750)	-	-	210,770	(2,750)
Non-agency backed	2,416	(209)	8,112	(462)	10,528	(671)
Asset-backed securities	9,958	(135)	-	-	9,958	(135)

Total fixed-maturity securities	655,151	(13,485)	11,126	(1,165)	666,277	(14,650)
Preferred stocks	9,507	(72)	5,356	(196)	14,863	(268)
Common stocks	38,516	(3,120)	-	-	38,516	(3,120)

Total, December 31, 2010	$703,174	$(16,677)	$16,482	$(1,361)	$719,656	$(18,038)

Tower	$530,401	$(14,533)	$16,482	$(1,361)	$546,883	$(15,894)
Reciprocal Exchanges	172,773	(2,144)	-	-	172,773	(2,144)

Total, December 31, 2010	$703,174	$(16,677)	$16,482	$(1,361)	$719,656	$(18,038)

Management evaluated the severity of the impairment in relation to the carrying values for the securities referred to above and considered all relevant factors in assessing whether the loss was other-than-temporary. Management does not intend to sell its fixed-maturity securities, and it is not more likely than not that fixed maturity and equity securities will be sold until there is a recovery of fair value to the original cost basis, which may be at maturity.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Fixed-Maturity Investment—Time to Maturity

The following table shows the composition of the fixed-maturity portfolio by remaining time to maturity at December 31, 2011 and 2010. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date.

	Tower		Reciprocal Exchanges		Total
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

December 31, 2011
Remaining Time to Maturity
Less than one year	$40,201	$40,529	$44,238	$44,942	$84,439	$85,471
One to five years	479,721	491,904	81,566	83,743	561,287	575,647
Five to ten years	563,830	593,838	21,522	22,797	585,352	616,635
More than 10 years	427,357	458,536	48,818	51,480	476,175	510,016
Mortgage and asset-backed securities	535,823	568,813	92,036	97,092	627,859	665,905

Total	$2,046,932	$2,153,620	$288,180	$300,054	$2,335,112	$2,453,674

December 31, 2010
Remaining Time to Maturity
Less than one year	$28,408	$28,665	$-	$-	$28,408	$28,665
One to five years	512,102	526,746	65,993	66,771	578,095	593,517
Five to ten years	501,324	521,138	110,463	111,166	611,787	632,304
More than 10 years	351,093	358,445	30,487	29,826	381,580	388,271
Mortgage and asset-backed securities	575,743	606,563	131,551	133,291	707,294	739,854

Total	$1,968,670	$2,041,557	$338,494	$341,054	$2,307,164	$2,382,611

Other Invested Assets

The following table shows the composition of the other invested assets as of December 31, 2011 (the Company had no other invested assets in 2010):

($ in thousands)

December 31, 2011
Limited partnerships, equity method	$12,459
Real estate, amortized cost	6,888
Securities reported under the fair value option	25,000

Total	$44,347

In December 2011, the Company purchased two securities for which it elected the fair value option. This election was made to simplify the accounting for these instruments which contain embedded derivatives and other features.

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

Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities traded in active markets. Included are those equity securities that are traded on active exchanges, such as the NASDAQ Global Select Market.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Level 2 — Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs. Included are investments in U.S. Treasury and Agency securities and, together with municipal bonds, corporate debt securities, commercial mortgages, residential mortgage-backed securities and asset-backed securities. Additionally, interest-rate swap contracts utilize Level 2 inputs in deriving fair values.

Level 3 — Inputs to the valuation methodology are unobservable in the market for the asset or liability and are significant to the fair value measurement. Material assumptions and factors considered in pricing investment securities may include projected cash flows, collateral performance including delinquencies, defaults and recoveries, and any market clearing activity or liquidity circumstances in the security or similar securities that may have occurred since the prior pricing period. Generally included in this valuation methodology are investments in certain mortgage-backed and asset-backed securities and securities the Company is reporting under the fair value option.

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

As at December 31, 2011 and 2010, the Company’s financial instruments carried at fair value are allocated among levels as follows:

Tower Group, Inc.

Notes to Consolidated Financial Statements

($ in thousands)	Level 1	Level 2	Level 3	Total

December 31, 2011
Fixed-maturity securities
U.S. Treasury securities	$-	$156,142	$-	$156,142
U.S. Agency securities	-	117,190	-	117,190
Municipal bonds	-	736,714	-	736,714
Corporate and other bonds	-	777,723	-	777,723
Commercial mortgage-backed securities	-	253,167	-	253,167
Residential mortgage-backed securities
Agency	-	320,276	-	320,276
Non-agency	-	31,609	-	31,609
Asset-backed securities	-	60,853	-	60,853

Total fixed-maturities	-	2,453,674	-	2,453,674
Equity securities	89,345	-	-	89,345

Total investments at fair value	89,345	2,453,674	-	2,543,019
Other invested assets (1)	-	-	25,000	25,000
Other liabilities
Interest rate swap contracts	-	(7,384)	-	(7,384)

Total, December 31, 2011	$89,345	$2,446,290	$25,000	$2,560,635

Tower	$87,479	$2,146,236	$25,000	$2,258,715
Reciprocal Exchanges	1,866	300,054	-	301,920

Total, December 31, 2011	$89,345	$2,446,290	$25,000	$2,560,635

December 31, 2010
Fixed-maturity securities
U.S. Treasury securities	$-	$178,254	$-	$178,254
U.S. Agency securities	-	27,228	-	27,228
Municipal bonds	-	553,706	-	553,706
Corporate and other bonds	-	883,570	-	883,570
Commercial mortgage-backed securities	-	269,290	-	269,290
Residential mortgage-backed securities
Agency	-	366,027	-	366,027
Non-agency	-	92,520	2,058	94,578
Asset-backed securities	-	9,958	-	9,958

Total fixed-maturities	-	2,380,553	2,058	2,382,611
Equity securities	90,003	314	-	90,317
Short-term investments	-	1,560	-	1,560

Total investments	90,003	2,382,427	2,058	2,474,488
Other assets
Interest rate swap contracts	-	3,223	-	3,223

Total, December 31, 2010	$90,003	$2,385,650	$2,058	$2,477,711

Tower	$90,003	$2,044,596	$2,058	$2,136,657
Reciprocal Exchanges	-	341,054	-	341,054

Total, December 31, 2010	$90,003	$2,385,650	$2,058	$2,477,711

(1) $25,000 of the Other invested assets balance is reported at fair value. $19,347 of Other invested assets is reported under the equity method of accounting or at amortized cost.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

Substantially all of the portfolio valuations at December 31, 2011 classified as Level 1 or Level 2 in the above table is priced by utilizing the services of several independent pricing services that provide the Company with a price quote for each security. There were no adjustments made to the prices obtained from the independent pricing sources and dealers on securities classified as Level 1 or Level 2.

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

In December 2011, the Company purchased two securities, classified in other invested assets. For the fair value measurement, Management believes that its purchase price in December is a reasonable expectation of a price it would receive from a third-party market participant. Accordingly, this purchase price is used as the fair value estimate.

Management has reviewed the pricing techniques and methodologies of the independent pricing sources and believes that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. Management monitors security-specific valuation trends and discusses material changes or the absence of expected changes with the portfolio managers to understand the underlying factors and inputs and to validate the reasonableness of pricing. Management also back-tests the prices on numerous sales of securities during the year to validate the previous pricing provided as well as utilizes other pricing sources to validate the pricing provided by our primary provider of the majority of the non-U.S. Treasury securities and non-agency securities included in Level 2.

The following table summarizes changes in Level 3 assets measured at fair value for the year ended December 31, 2011 and 2010 for Tower (the Reciprocal Exchanges have no Level 3 assets):

	Year Ended December 31,
($ in thousands)	2011	2010	2009

Beginning balance, January 1	$2,058	$13,595	$18,085
Total gains (losses)-realized / unrealized
Included in net income	(1,067)	(32)	(11,321)
Included in other comprehensive income (loss)	-	(6,229)	1,818
Purchases, issuances and settlements	25,000	-	3,512
Net transfers into (out of) Level 3	(991)	(5,276)	1,501

Ending balance, December 31,	$25,000	$2,058	$13,595

Note 7—Goodwill and Intangible Assets

Goodwill

Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. See Note 3 – “Acquisitions” for information regarding the calculation of goodwill related to the recent acquisitions. The following is a summary of goodwill by reporting units:

Tower Group, Inc.

Notes to Consolidated Financial Statements

($ in thousands)	Commercial Insurance	Personal Insurance	Total

Balance, January 1, 2010	$191,742	$52,948	$244,690
Additions (a)	699	5,656	6,355
Adjustments (b)	(942)	-	(942)

Balance, January 1, 2011	191,499	58,604	250,103
Additions	-	-	-
Adjustments	-	-	-

Total, December 31, 2011	$191,499	$58,604	$250,103

(a) Primarily relates to the acquisitions of OBPL and AequiCap II in 2010.

(b) Adjustment to SUA acquisition valuations.

The Company determined that none of the goodwill related to the acquisition of OBPL and AequiCap II is deductible for tax purposes.

The Company performs an analysis annually to identify potential goodwill impairment and measures the amount of any goodwill impairment loss that may need to be recognized. Goodwill impairment testing requires an evaluation of the estimated fair value of each reporting unit to its carrying value, including the goodwill. An impairment charge could be recorded if the estimated fair value is less than the carrying amount of the reporting unit. No impairments have been identified.

Intangible Assets

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer relationships and trademarks. Insurance company licenses and management contracts are considered indefinite life intangible assets subject to annual impairment testing.

The components of intangible assets and their useful lives, accumulated amortization, and net carrying value as of December 31, 2011 and 2010 are as follows:

		December 31, 2011			December 31, 2010
($ in thousands)	Useful Life (in-yrs)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Insurance licenses	-	$19,003	$-	$19,003	$19,003	$-	$19,003
Management contracts	-	54,600	-	54,600	54,600	-	54,600
Customer relationships	10-25	57,890	(19,427)	38,463	57,890	(11,398)	46,492
Trademarks	5	5,290	(2,436)	2,854	5,290	(1,565)	3,725

Total		$136,783	$(21,863)	$114,920	$136,783	$(12,963)	$123,820

Tower		$130,883	$(20,802)	$110,081	$130,883	$(12,567)	$118,316
Reciprocal Exchanges		5,900	(1,061)	4,839	5,900	(396)	5,504

Total		$136,783	$(21,863)	$114,920	$136,783	$(12,963)	$123,820

Tower Group, Inc.

Notes to Consolidated Financial Statements

The activity in the components of intangible assets for the years ended December 31, 2011 and 2010 consisted of intangible assets acquired from business combinations and amortization expense as shown in the table below:

($ in thousands)	Insurance Licenses	Management Contracts	Customer Relationships	Trademarks	Total

Balance, January 1, 2010	$17,703	$-	$33,432	$2,215	$53,350
Additions (a)	1,300	54,600	18,600	2,600	77,100
Deductions (b)	-	-	(5,540)	(1,090)	(6,630)

Balance, December 31, 2010	$19,003	$54,600	$46,492	$3,725	$123,820

Tower	$18,603	$54,600	$43,228	$1,885	$118,316
Reciprocal Exchanges	400	-	3,264	1,840	5,504

Total, December 31, 2010	$19,003	$54,600	$46,492	$3,725	$123,820

Additions	-	-	-	-	-
Deductions (b)	-	-	(8,029)	(871)	(8,900)

Balance, December 31, 2011	$19,003	$54,600	$38,463	$2,854	$114,920

Tower	$18,603	$54,600	$35,594	$1,284	$110,081
Reciprocal Exchanges	400	-	2,869	1,570	4,839

Total, December 31, 2011	$19,003	$54,600	$38,463	$2,854	$114,920

(a) Relates to the acquisition of OBPL and AequiCap II in 2010.

(b) Amortization

The Company recorded amortization expense related to intangibles of $8.9 million, $6.6 million and $3.2 million in the years ended December 31, 2011, 2010 and 2009, respectively. The estimated amortization expense for each of the next five years is:

($ in thousands)	Tower	Reciprocal Exchanges	Total

2012	$7,566	$585	$8,151
2013	6,791	517	7,308
2014	2,804	466	3,270
2015	2,253	405	2,658
2016	1,932	354	2,286

Note 8—Deferred Acquisition Costs (“DAC”)

As disclosed in “Note 2 – Accounting Policies and Basis of Presentation”, the Company adopted new guidance concerning the accounting for the costs associated with acquiring or renewing insurance contracts. This guidance was adopted retrospectively effective January 1, 2011 and the Company has adjusted its previously issued financial information.

Acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty business for the year ended December 31, 2011, 2010 and 2009 as follows:

Tower Group, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2011			2010
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	2009

Deferred acquisition costs, net, January 1	$145,917	$18,206	$164,123	$126,689	$-	$126,689	$28,398
Acquisition date value of business acquired (“VOBA”) of acquired entities	-	-	-	23,492	17,301	40,793	96,700
Cost incurred and deferred:
Commissions and brokerage	279,699	31,837	311,536	240,428	20,465	260,893	212,478
Other underwriting and acquisition costs	64,416	5,896	70,312	87,715	13,500	101,215	90,062
Ceding commission revenue	(20,082)	(11,446)	(31,528)	(32,526)	(7,232)	(39,758)	(37,852)

Net costs incurred and deferred	324,033	26,287	350,320	295,617	26,733	322,350	264,688
Amortization	(312,958)	(32,627)	(345,585)	(299,881)	(25,828)	(325,709)	(263,097)

Deferred acquisition costs, net, December 31,	$156,992	$11,866	$168,858	$145,917	$18,206	$164,123	$126,689

Note 9—Reinsurance

The Company utilizes various excess of loss, quota share and catastrophe reinsurance programs to limit its exposure to a maximum loss on any one risk.

Under the terms of the excess of loss programs in 2011, Tower was at risk of loss for the first $5.0 million on property, $2.5 million on workers’ compensation and $2.5 million on umbrella. The Company then had reinsurance coverage up to $30 million for property, $50 million for workers’ compensation, $5 million for umbrella. In addition, the Company also had “clash coverage” in effect for 2011 for a limit of $5 million in excess of $5 million which applies to the aggregate liability for liability losses from multiple insureds involved in the same occurrence.

Tower’s 2011 quota share reinsurance cedes 30% of the homeowners business written by the companies obtained in the OBPL transaction. This coverage has a $340 million per occurrence cap.

The Company also purchases property catastrophe reinsurance on an excess of loss basis above a specified retention to protect itself from an accumulation of losses resulting from a catastrophic event. At the July 1, 2011 renewal of its property catastrophe program, the Company maintained a retention of $75 million per catastrophe, had 60% catastrophe protection for the next $50 million of loss above the $75 million, and 100% percent catastrophe protection for the next $775 million of loss in excess of $125 million.

In 2010, Tower had reinsurance coverage, on a per policy basis, of $30 million for property risks, $5.0 million for liability coverage, $50 million for workers’ compensation risk, $5 million for umbrella coverage and $100 million for equipment breakdown. “Clash coverage” for 2010 was for coverage of $5 million in excess of $5 million. The 2010 quota share treaties included a liability quota share ceding certain liability coverage written by Tower and the homeowners quota share treaty ceding 30% of the homeowners business written by the companies obtained in the OBPL transaction. The property catastrophe program renewed on July 1, 2010 had a retention of $75 million per catastrophe, had 50% catastrophe protection for the next $50 million of loss above the $75 million, and 100% percent catastrophe protection for the next $650 million of loss in excess of $125 million.

The Company maintains funds held liabilities under the liability quota share reinsurance agreements written in 2010 and prior years and is required to credit interest to the reinsurers with annual effective yields ranging from 2.5% to 4.0% on the monthly balance in the funds held liability accounts. The amounts credited for 2011, 2010 and 2009 were $3.6 million, $2.7 million and $0.7 million, respectively, and have been recorded as interest expense.

The Reciprocal Exchanges are not party to the reinsurance agreements discussed above, except for the homeowners quota share treaty whereby they cede 30% of homeowners business written. The Reciprocal Exchanges were covered under this treaty in both 2011 and 2010. The Reciprocal Exchanges are also protected under a property catastrophe reinsurance cover placed on an excess of loss basis. In 2011 and 2010, this coverage was for 100% of $150 million in excess of a $10 million retention.

Impact of Reinsurance on Premiums

The table below shows direct, assumed and ceded premiums for the years ended December 31, 2011, 2010 and 2009:

Tower Group, Inc.

Notes to Consolidated Financial Statements

($ in thousands)	Direct	Assumed	Ceded	Net

2011
Premiums written	$1,692,282	$118,642	$172,333	$1,638,591
Change in unearned premiums	(8,262)	(12,890)	23,589	(44,741)

Premiums earned	$1,684,020	$105,752	$195,922	$1,593,850

2010
Premiums written	$1,432,177	$64,194	$182,307	$1,314,064
Change in unearned premiums	(2,927)	26,195	44,663	(21,395)

Premiums earned	$1,429,250	$90,389	$226,970	$1,292,669

2009
Premiums written	$989,771	$80,946	$184,528	$886,189
Change in unearned premiums	(52,554)	28,097	7,021	(31,478)

Premiums earned	$937,217	$109,043	$191,549	$854,711

Reinsurance Balances

As of December 31, 2011 and 2010, the Company had $314.0 million and $291.5 million, respectively, of reinsurance recoverables with reinsurers rated A- or higher by A.M. Best. These represented 91% and 97%, respectively, of the Company’s total reinsurance recoverables as of those dates. As of December 31, 2011 and 2010, the largest reinsurance recoverable balance with any one reinsurer was approximately 4.8% and 6.6% of the Company’s stockholders’ equity.

The Company did not record any modifications of its reinsurance recoverables on paid or unpaid losses in the years ended December 31, 2011, 2010 or 2009. The Company recorded no allowance for credit losses on its reinsurance recoverables on paid or unpaid losses as of December 31, 2011 or 2010. The Company did not consider that any of its undisputed reinsurance recoverables on paid or unpaid losses as of years ended December 31, 2011 and 2010 to be past due. As discussed in “Note 16 – Contingencies”, certain reinsurance agreements are subject to legal proceedings.

Under certain reinsurance agreements, collateral and letters of credit (“collateral”) are held to secure performance of reinsurers in meeting their obligations. The amount of such collateral was $161.9 million and $153.6 million at December 31, 2011 and 2010, respectively. The collateral we hold does not apply to our entire outstanding reinsurance recoverable. Rather, collateral is provided on an individual basis. For each individual reinsurer, the collateral held may exceed or fall below the total outstanding recoverable from that individual reinsurer.

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

As of December 31, 2011, the Company’s estimated ultimate loss ratios attributable to these contracts are lower than the contractual ultimate loss ratios at which the minimum amount of ceding commissions can be earned. Accordingly, the Company has recorded ceding commissions earned that are greater than the minimum commissions.

The estimated ultimate loss ratios are the Company’s best estimate based on facts and circumstances known at the end of each period that losses are estimated. The estimation process is complex and involves the use of informed estimates, judgments and actuarial methodologies relative to future claims severity and frequency, the length of time for losses to develop to their ultimate level, possible changes in law and other external factors. The same uncertainties associated with estimating loss adjustment expense reserves affect the estimates of ceding commissions earned. The Company monitors and adjusts the ultimate loss ratio on a quarterly basis to determine the effect on the commission rate and ceding commissions earned. The increase (decrease) in estimated ceding commission income relating to prior years recorded in 2011, 2010 and 2009 was $(0.1) million, ($2.7) million and ($2.2) million, respectively.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Note 10—Loss and Loss Adjustment Expense

The components of the liability for loss and LAE expenses and related reinsurance recoverables for the years ended December 31, 2011 and 2010 are as follows:

	Tower		Reciprocal Exchanges		Total
($ in thousands)	Gross Liability	Reinsurance Recoverable	Gross Liability	Reinsurance Recoverable	Gross Liability	Reinsurance Recoverable

December 31, 2011
Case-basis reserves	$766,275	$135,686	$82,203	$7,916	$848,478	$143,602
IBNR reserves	729,564	172,725	54,071	3,337	783,635	176,062
Recoverable on paid losses	-	18,233	-	5,670	-	23,903

Total, December 31, 2011	$1,495,839	$326,644	$136,274	$16,923	$1,632,113	$343,567

December 31, 2010
Case-basis reserves	$804,724	$120,523	$89,113	$5,042	$893,837	$125,565
IBNR reserves	634,382	150,775	82,202	6,342	716,584	157,117
Recoverable on paid losses	-	16,047	-	2,167	-	18,214

Total, December 31, 2010	$1,439,106	$287,345	$171,315	$13,551	$1,610,421	$300,896

The following table provides a reconciliation of the beginning and ending consolidated balances for unpaid losses and LAE for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011			2010
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	2009

Balance at January 1,	$1,439,106	$171,315	$1,610,421	$1,131,989	$-	$1,131,989	$534,991
Less reinsurance recoverables on unpaid losses	(271,298)	(11,384)	(282,682)	(199,687)	-	(199,687)	(222,229)

	1,167,808	159,931	1,327,739	932,302	-	932,302	312,762
Net reserves, at fair value, of acquired entities	-	-	-	193,484	158,652	352,136	549,978
Incurred related to:
Current year	933,791	142,254	1,076,045	724,254	72,059	796,313	477,757
Prior years unfavorable/(favorable) development	17,039	(37,835)	(20,796)	(2,433)	(9,857)	(12,290)	(2,260)

Total incurred	950,830	104,419	1,055,249	721,821	62,202	784,023	475,497
Paid related to:
Current year	337,268	59,078	396,346	278,859	46,276	325,135	154,207
Prior years	593,942	80,251	674,193	400,940	14,647	415,587	251,728

Total paid	931,210	139,329	1,070,539	679,799	60,923	740,722	405,935

Net balance at end of period	1,187,428	125,021	1,312,449	1,167,808	159,931	1,327,739	932,302
Add reinsurance recoverables on unpaid losses	308,411	11,253	319,664	271,298	11,384	282,682	199,687

Balance at December 31,	$1,495,839	$136,274	$1,632,113	$1,439,106	$171,315	$1,610,421	$1,131,989

Incurred losses and LAE for the year ended December 31, 2011, attributable to insured events of prior years decreased by $20.8 million. Excluding the Reciprocal Exchanges the incurred losses and LAE increased by $17.0 million

The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 66.2% and 60.7% for the years ended December 31, 2011 and 2010, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 67.6% and 60.2% for the years ended December 31, 2011 and 2010, respectively. The Reciprocal Exchanges’ net loss ratio was 55.8% and 66.3% for the years ended December 31, 2011 and 2010, respectively.

Excluding the Reciprocal Exchanges, the 2011 net loss and loss adjustment expenses included $74.3 million from claims related to severe weather related events, including first quarter 2011 claims relating to heavy snow, Hurricane Irene in August 2011, and other severe winter storms and tornados that resulted in an unusual number of claims.

Excluding the Reciprocal Exchanges, there was net adverse loss development of $17.0 million for the year ended December 31, 2011 comprised of favorable development in Personal Insurance of $29.1 million and unfavorable development in Commercial Insurance of $46.1 million.

Tower Group, Inc.

Notes to Consolidated Financial Statements

The net unfavorable development in Commercial Insurance included $26.4 million for other liability, $30.5 million for workers compensation, and $7.9 million for commercial automobile. This was offset in part by favorable development on commercial packages and monoline property totaling $6.4 million, by favorable development in CPRE of $10.4 million, and $1.9 million for amortization of reserves risk premium that was established in 2009 as part of fair value accounting for the acquisitions made that year. The favorable development in Personal Insurance, was comprised primarily of $22.2 million for private passenger automobile liability, $13.1 million for homeowners and $1.9 million for amortization of reserves risk premium, principally relating to reserves acquired in the OBPL transaction developing more favorably than anticipated at the time of the acquisition, offset by unfavorable development of $4.2 million in discontinued personal lines business, $3.1 million in involuntary plans and $0.8 million in other lines.

For the Reciprocal Exchanges, the favorable development was $37.8 million, comprised of favorable development of $29.0 million for private passenger automobile liability, $7.6 million for homeowners and other lines, and $1.2 million for amortization of reserves risk premium.

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

Incurred losses and LAE for the years ended December 31, 2011 and 2010 included reductions in loss and loss expense reserves pertaining to the amortization of the reserve risk premium on loss reserves recorded in connection with the Company’s acquisitions in prior years. Excluding the Reciprocal Exchanges these reductions in loss reserves were $3.7 million and $4.3 million, respectively, for 2011 and 2010. The Reciprocal Exchanges had reductions in loss reserves of $1.2 million and $0.7 million, respectively, for 2011 and 2010.

Loss and loss adjustment expense reserves. The reserving process for loss and LAE reserves provides for the Company’s best estimate at a particular point in time of the ultimate unpaid cost of all losses and LAE incurred, including settlement and administration of losses, and is based on facts and circumstances then known and including losses that have been incurred but not yet been reported. The process includes using actuarial methodologies to assist in establishing these estimates, judgments relative to estimates of future claims severity and frequency, the length of time before losses will develop to their ultimate level and the changes in the law and other external factors that are often beyond the Company’s control. The methods used to select the estimated loss reserves include loss ratio projections, loss development projections, and Bornhuetter-Ferguson (“B-F”) method projections. The actuaries’ best estimates are the result of numerous analyses made by line of business, accident year, and for loss, ALAE and ULAE, and the actuarial analyses also consider input from underwriting and claims managements about the nature of the underlying risks, claims and other trends in the business

Management sets the carried reserves based upon the actuaries’ best estimate, and the difference between the actuaries’ best estimates of loss and LAE and reported losses is recorded in IBNR. The amount of loss and LAE reserves for reported claims is based primarily upon a case-by-case evaluation of coverage, liability, injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and LAE reserves for unreported claims are determined using historical information by line of insurance as adjusted to current conditions

Included in the reserves for the loss and LAE reserves at December 31, 2011 and 2010 is $3.7 million and $3.7 million, respectively, of tabular reserve discount for workers’ compensation and excess workers’ compensation claims.

As of December 31, 2011 and 2010, the Company had a remaining $9.7 million and $14.6 million, respectively, of reserve risk premium on loss reserves recorded in the purchase accounting for previous acquisitions. Excluding the Reciprocal Exchanges, the reserve risk premium was $7.2 million and $10.9 million at December 31, 2011 and 2010, respectively

The Company has long defended third-party liability claims utilizing attorneys who are employees of the Company. The average cost for defending third-party liability claims is significantly less when handled by attorneys who are employees of the Company. For third-party liability claims defended by employed attorneys, the Company allocates to each of these litigated claims 50% of the fixed fee when litigation on a particular claim begins and 50% of the fee when the litigation is closed. The standard fee is determined actuarially based upon the projected number of litigated claims and expected closing patterns at the beginning of each year, as well as the projected budget for the Company’s in-house attorneys, and these amounts are subject to adjustment each quarter based upon actual experience. Because of the cost advantage for ALAE utilizing attorneys who are employees of the Company, we had been increasing the number of employed attorneys. Currently, we are handling over 85% of new litigated third-party claims utilizing attorneys who are employees of the Company.

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

The Company segregates data for estimating loss reserves. Property lines include Fire, Homeowners, CMP Property, Multi-Family Dwellings, Fire and Allied Lines, Inland Marine and Automobile Physical Damage Casualty lines include CMP Liability, Other Liability, Workers’ Compensation, Commercial Automobile Liability, and Personal Automobile Liability. The Company also analyzes and records reserves separately for Commercial Insurance and for Personal Insurance.

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

Note 11—Stockholders’ Equity

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

For the years ended December 31, 2011 and 2010, 34,612 and 242,169 new common shares, respectively, were issued as the result of employee stock option exercises and 654,180 and 355,539 new common shares, for the same periods, respectively, were issued as the result of restricted stock grants.

For the years ended December 31, 2011 and 2010, 78,732 and 77,670 shares, respectively, of common stock were purchased from employees in connection with the vesting of restricted stock issued under the 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of employees as permitted under the Plan in order to pay the expected amount of tax liability owed by the employees from the vesting of those shares. In addition, for the years ended December 31, 2011 and 2010, 18,841 and 28,833 shares, respectively, of common stock were surrendered as a result of restricted stock forfeitures.

Share Repurchase Program

The Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. In the year ended December 31, 2011, 2.9 million shares of common stock were purchased under these programs at an aggregate consideration of $64.6 million. In the year ended December 31, 2010, 4.0 million shares were purchased under these programs at an aggregate consideration of $88.0 million. As of December 31, 2011, the original $100 million share purchase program had been fully utilized and $47.4 million remained available for future share repurchases under the new program.

Dividends Declared

Dividends on common stock of $27.9 million, $16.6 million and $10.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, were declared.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Note 12—Debt

The Company’s borrowings consisted of the following at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Credit facility	$50,000	$50,000	$-	$-
Convertible senior notes	141,843	150,743	139,208	168,420
Subordinated debentures	235,058	234,550	235,058	246,591

Total	$426,901	$435,293	$374,266	$415,011

Aggregate Scheduled Maturities and Interest Expense

Aggregate scheduled maturities of the Company’s borrowings at December 31, 2011 are:

($ in thousands)

2012	$50,000
2014	150,000	(a)
2033	20,620
2034	25,775
2035	13,403
2036	123,713
2037	51,547

	$435,058

(a) Amount reflected in balance sheet for convertible senior notes is net of unamortized original issue discount of $8.2 million

Total interest expense incurred, including interest expense on the funds held liabilities disclosed in “Note 9 – Reinsurance”, was $34.5 million, $24.6 million and $18.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

($ in millions) Issue Date	Issuer	Maturity Date	Early Redemption	Interest Rate	Amount of Investment in Common Securities of Trust	Principal Amount of Junior Subordinated Debenture Issued to Trust

May 2003	Tower Group Statutory Trust I	May 2033	At our option at par on or after May 15, 2008	Three-month LIBOR plus 410 basis points	$0.3	$10.3

September 2003	Tower Group Statutory Trust II	September 2033	At our option at par on or after September 30, 2008	Three-month LIBOR plus 400 basis points	$0.3	$10.3

May 2004	Preserver Capital Trust I	May 2034	At our option at par on or after May 24, 2009	Three-month LIBOR plus 425 basis points	$0.4	$12.4

December 2004	Tower Group Statutory Trust III	December 2034	At our option at par on or after December 15, 2009	Three-month LIBOR plus 340 basis points	$0.4	$13.4

December 2004	Tower Group Statutory Trust IV	March 2035	At our option at par on or after March 15, 2010	Three-month LIBOR plus 340 basis points	$0.4	$13.4

March 2006	Tower Group Statutory Trust V	April 2036	At our option at par on or after April 7, 2011	8.56% until April 6, 2011; three-month LIBOR plus 330 basis points thereafter.	$0.6	$20.6

January 2007	Tower Group Statutory Trust VI	March 2037	At our option at par on or after March 15, 2012	8.16% until March 14, 2012; three-month LIBOR plus 300 basis points thereafter.	$0.6	$20.6

September 2007	CastlePoint Bermuda Capital Trust I	December 2037	At our option at par on or after December 15, 2012	8.39% until December 14, 2012; three-month LIBOR plus 350 basis points thereafter.	$0.9	$30.9

December 2006	CastlePoint Management Statutory Trust II	December 2036	At our option at par on or after December 15, 2011	8.55% until December 14, 2011; three-month LIBOR plus 350 basis points thereafter.	$1.6	$51.6

December 2006	CastlePoint Management Statutory Trust I	December 2036	At our option at par on or after December 15, 2011	8.66% until December 14, 2011; three-month LIBOR plus 350 basis points thereafter	$1.6	$51.6

Total					$7.1	$235.1

Interest Rate Swaps

In October 2010, the Company entered into interest rate swap contracts (the “Swaps”) with $190 million notional value to manage interest costs and cash flows associated with the floating rate subordinated debentures. The Swaps have terms of five years. The majority of the Swaps is forward starting and become effective when the respective subordinated debentures change from fixed rates to floating rates and convert the subordinated debentures’ to rates ranging from 5.1% to 5.9%. As of December 31, 2011, the Swaps had a fair value of $7.4 million in a liability position and are reported in Other Liabilities. As of December 31, 2010, the Swaps had a fair value of $3.2 million in an asset position and are reported in Other Assets.

The Company has designated and accounts for the Swaps as cash flow hedges. The Swaps are considered to have no ineffectiveness and changes in their fair values will be recorded in Accumulated Other Comprehensive Income (“AOCI”), net of tax. For the year ended December 31, 2011 and 2010, $0.4 million and $18,000, respectively, was reclassified from AOCI to interest expense for the effects of the hedges. As of December 31, 2011, the Company had collateral on deposit with the counterparty amounting to $7.0 million pursuant to its Credit Support Annex.

Credit Facility

On May 14, 2010, the Company entered into a $125 million credit facility agreement. The credit facility is being used for general corporate purposes and expires on May 14, 2013

The Company may request that the facility be increased by an amount not to exceed $50 million. The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends

Tower Group, Inc.

Notes to Consolidated Financial Statements

and the sale of assets, and requirements to maintain certain consolidated net worth, debt to capitalization ratios, minimum risk-based capital and minimum statutory surplus. The credit facility also provides for customary events of default, including failure to pay principal when due, failure to pay interest or fees within three days after becoming due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its material subsidiaries, the occurrence of certain material judgments, or a change in control of the Company, and upon an event of default the administrative agent (subject to the consent of the requisite percentage of the lenders) may immediately terminate the obligations to make loans and to issue letters of credit, declare the Company’s obligations under the credit facility to become immediately due and payable, and require the Company to deposit in a collateral account cash collateral with a value equal to the then outstanding amount of the aggregate face amount of any outstanding letters of credit. The Company was in compliance with all covenants under the credit facility at December 31, 2011.

Fees payable by the Company under the credit facility include a fee on the daily unused portion of each letter of credit, a letter of credit fronting fee with respect to each fronted letter of credit and a commitment fee.

The Company had $50.0 million outstanding as of December 31, 2011. The Company had no balance outstanding as of December 31, 2010. The weighted average interest rate on the amount outstanding as of December 31, 2011 was 3.5%.

On February 15, 2012, the Company amended its $125.0 million credit facility by increasing borrowing capacity up to $150 million, extending the maturity out to February 2016, and resetting borrowing fees to more favorable current market terms.

Convertible Senior Notes

In September 2010, the Company issued $150.0 million principal amount of 5.0% convertible senior notes (“the Notes”), which mature on September 15, 2014. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2011. Holders may convert their Notes into cash or common shares, at the Company’s option, at any time on or after March 15, 2014 or earlier under certain circumstances determined by: (i) the market price of the Company’s stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate transactions. Upon conversion, the Company intends to settle its obligation either entirely or partially in cash. The conversion rate at December 31, 2011 is 36.6865 shares of common stock per $1,000 principal amount of the Notes (equivalent to a conversion price of $27.26 per share), subject to adjustment upon the occurrence of certain events. Additionally, in the event of a fundamental change, the holders may require the Company to repurchase the Notes for a cash price equal to 100% of the principal plus any accrued and unpaid interest.

The proceeds from the issuance of the Notes were allocated to the liability component and the embedded conversion option, or equity component. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $11.5 million and $5.0 million of deferred origination costs relating to the liability component are being amortized into interest expense over the term of the Notes. After considering the contractual interest payments and amortization of the original issue discount, the Notes’ effective interest rate is 7.2%. Transaction costs of $0.4 million associated with the equity component were netted with the equity component in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $11.3 million for the year ended December 31, 2011.

The following table shows the amounts recorded for the Notes as of December 31, 2011:

	December 31,
($ in thousands)	2011	2010

Liability component
Outstanding principal	$150,000	$150,000
Unamortized OID	(8,157)	(10,792)

Liability component	141,843	139,208

Equity component, net of tax	$7,469	$7,469

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

financial institutions. The Note Hedges and Warrants are intended generally to reduce the potential dilution of the Company’s common stock and to offset potential cash payments in excess of the principal of the Notes upon conversion. The Note Hedges and Warrants are separate transactions, entered into by the Company with the financial institutions, and are not part of the terms of the Notes.

In September 2010, the Company paid $15.3 million for the Note Hedges which cover 5.5 million shares of common stock at a strike price of $27.26 per share at December 31, 2011, subject to anti-dilution provisions, and are exercisable upon conversion of the Notes. The Note Hedges have been accounted for as an adjustment to the Company’s paid-in-capital, net of deferred taxes.

In September 2010, the Company received $3.8 million for Warrants sold to the financial institutions. The Warrants provide for the acquisition of 5.5 million shares of common stock at a strike price of $33.14 per share at December 31, 2011, subject to anti-dilution adjustments. The Warrants have been accounted for as an adjustment to the Company’s paid-in-capital.

To the extent the Company’s common stock price is above $27.26 but below the Warrant strike price of $33.14, there is no dilutive effect to common stockholders’ equity because the Note Hedge offsets any shares to be issued under the Notes. If the market value per share of the Company’s common stock exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s net income per share.

Note 13—Stock Based Compensation

2004 Long-Term Equity Compensation Plan

In 2004, the Company’s Board of Directors adopted and its stockholders approved a long-term incentive plan (the “Plan”).

The plan provides for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights (“SARs”), restricted stock and restricted stock unit awards, performance shares and other cash or share-based awards. The maximum amount of share-based awards authorized is 2,325,446 of which 578,395 are available for future grants as of December 31, 2011.

Shares and Options Granted

The following table provides information with respect to the stock options and shares of the Company’s common stock issued (i) to the Company’s employees under the Plan and (ii) to employees and directors of companies acquired by the Company in exchange for the options and shares owned by such employees and directors in such companies at the time of acquisition.

Tower Group, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2011	2010	2009

Granted under the Plan (excludes shares and options issued with respect to acquisitions)
Restricted stock	654,180	355,539	310,208
Stock options, at fair value	-	-	-

	654,180	355,539	310,208
Issued shares resulting from acquisitions
Restricted deferred stock	-	-	92,276
Stock options, at fair value	-	-	1,349,361

	-	-	1,441,637

Total	654,180	355,539	1,751,845

Restricted Stock

The following table provides an analysis of restricted stock activity for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Outstanding, January 1	591,675	$23.10	474,023	$24.64	258,645	$26.05
Granted	654,180	23.80	355,539	21.84	310,208	23.50
Vested	(238,407)	23.55	(209,054)	24.44	(83,765)	24.58
Forfeitures	(18,841)	23.61	(28,833)	23.20	(11,065)	26.04

Outstanding, December 31,	988,607	$23.44	591,675	$23.10	474,023	$24.64

SUA Restricted Deferred Stock Awards

On November 13, 2009, the date of acquisition, SUA non-vested restricted stock awards were converted into 92,276 shares of the Company’s common stock. These awards had a weighted grant date fair value of $23.74. No additional grants have been made under this plan since the date of acquisition. For the period from acquisition to December 31, 2009, 46,088 of these vested. For the year ended December 31, 2010, 41,820 of these vested while for the year ended December 31, 2011, 4,368 of these vested resulting in none outstanding at December 31, 2011.

Stock Options

The following table provides an analysis of stock option activity for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009

		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, January 1	917,155	$20.01	1,387,019	$19.62	258,530	$5.47
Granted for acquisitions	-	-	-	-	1,349,361	22.51
Exercised	(34,612)	10.74	(242,169)	6.64	(52,310)	14.17
Forfeitures and expirations	(27,013)	27.59	(227,695)	31.88	(168,562)	22.70

Outstanding, December 31	855,530	$20.14	917,155	$20.01	1,387,019	$19.62

Exercisable, December 31	855,530	$20.14	861,941	$20.09	1,197,459	$19.34

Tower Group, Inc.

Notes to Consolidated Financial Statements

Options outstanding and exercisable as of December 31, 2011 are shown on the following table:

	Options Outstanding			Options Exercisable
		Average
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$10.01 - $20.00	687,410	4.6	$18.50	687,410	$18.50
$20.01 - $30.00	166,254	6.1	26.78	166,254	26.78
$30.01 - $40.00	1,866	3.1	34.39	1,866	34.39

Total Options	855,530	4.9	$20.14	855,530	$20.14

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

Stock Based Compensation Expense

The following table provides an analysis of stock based compensation expense for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
($ in thousands)	2011	2010	2009

Restricted stock
Expense, net of tax	$6,126	$4,134	$2,596
Value of shares vested	5,622	4,673	1,769
Value of unvested shares	19,940	15,147	11,097
Stock options
Expense, net of tax	105	293	1,007
Intrinsic value of outstanding options	1,150	5,408	7,958
Intrinsic value of vested outstanding options	1,150	5,025	7,360
Unrecognized compensation expense
Non-vested stock options, net of tax	-	105	398
Unvested restricted stock, net of tax	9,617	6,097	5,394
Weighted average years expense will be recognized	2.3	3.1	3.3

Note 14—Income Taxes

The Company files a consolidated Federal income tax return. The Reciprocal Exchanges are not included in the Company’s consolidated tax return as the Company does not have an ownership interest in the Reciprocal Exchanges, and they are not a part of the consolidated tax sharing agreement.

Tower Group, Inc.

Notes to Consolidated Financial Statements

The provision for Federal, state and local income taxes consist of the following components for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011			2010
		Reciprocal			Reciprocal
($ in thousands)	Tower	Exchanges	Total	Tower	Exchanges	Total	2009

Current Federal income tax expense (benefit)	$5,136	$637	$5,773	$(8,098)	$(1,033)	$(9,131)	$54,082
Current state income tax expense (benefit)	(257)	-	(257)	1,292	-	1,292	2,458
Deferred Federal and state income tax (benefit)	17,478	2,192	19,670	59,702	(1,490)	58,212	(11,787)

Provision for income taxes	$22,357	$2,829	$25,186	$52,896	$(2,523)	$50,373	$44,753

The Company’s current Federal income tax benefit for the year ended December 31, 2010 includes a refund from prior year overpayments and benefits from the acceleration of depreciation for fixed assets placed in service after September 8, 2010 as allowed by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.

Deferred tax assets and liabilities are determined using the enacted tax rates applicable to the period the temporary differences are expected to be recovered. Accordingly, the current period income tax provision can be affected by the enactment of new tax rates. The net deferred income taxes on the balance sheet reflect temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the consolidated deferred tax assets and liabilities are as follows:

	December 31,
	2011			2010
		Reciprocal			Reciprocal
($ in thousands)	Tower	Exchanges	Total	Tower	Exchanges	Total

Deferred tax asset:
Claims reserve discount	$41,058	$2,691	$43,749	$38,988	$3,431	$42,419
Unearned premium	53,337	6,140	59,477	48,842	7,351	56,193
Equity compensation plans	5,806	-	5,806	6,391	-	6,391
Investment impairments	3,754	78	3,832	7,418	112	7,530
Net operating loss carryforwards	14,416	2,353	16,769	15,338	4,551	19,889
Convertible senior note and note hedge OID	1,333	-	1,333	1,333	-	1,333

Total gross deferred tax assets	119,704	11,262	130,966	118,310	15,445	133,755
Less: valuation allowance	-	4,305	4,305	-	5,634	5,634

Total deferred tax assets	119,704	6,957	126,661	118,310	9,811	128,121

Deferred tax liability:
Deferred acquisition costs net of deferred ceding commission revenue	54,947	4,034	58,981	50,793	6,190	56,983
Depreciation and amortization	45,533	789	46,322	28,120	-	28,120
Net unrealized appreciation of securities	36,085	4,003	40,088	23,133	912	24,045
Accrual of bond discount	5,537	-	5,537	6,186	-	6,186
Other	2,428	2,642	5,070	8,621	1,921	10,542

Total deferred tax liabilities	144,530	11,468	155,998	116,853	9,023	125,876

Net deferred income tax asset (liability)	$(24,826)	$(4,511)	$(29,337)	$1,457	$788	$2,245

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Preserver Group, Inc. (“PGI”), acquired by the Company in 2007 and CastlePoint , acquired in 2009, have net operating tax loss carryforwards (“NOLs”) that the Company expects will be used in the future, subject to change of ownership limitations pursuant to Section 382 of the Internal Revenue Code (“Section 382”). As of December 31, 2011, the Tower NOL totaled $39.9 million related to PGI and CastlePoint as follows: $33.4 million and $6.5 million, respectively. In addition, the Reciprocal Exchanges have NOLs of $7.4 million.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Section 382 imposes annual limitations on a corporation’s ability to utilize its NOLs if it experiences an “ownership change.” As a result of the acquisitions, PGI and CastlePoint’s NOLs are subject to annual limitations of $2.8 million and $11.1 million, respectively. Any unused annual limitation may be carried over to later years. The NOLs will expire in years 2019 through 2029.

The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, including the NOLs, except for those associated with the Reciprocal Exchanges. The Company has recorded a valuation allowance of $4.3 million and $5.6 million at December 31, 2011 and 2010, respectively, to reflect the amount of the Reciprocal Exchanges’ deferred taxes that may not be realized.

As of December 31, 2011 and 2010, the Company had no material uncertain tax positions and no adjustments to liabilities or operations were required.

The Internal Revenue Service performed an audit of The Company’s 2006 and 2007 tax years and closed these audits in 2011 with no changes. Additionally, in 2011 the IRS performed an audit of CastlePoint and subsidiary’s federal income tax return for the period ended February 2009 and closed this audit with no changes. CastlePoint’s federal excise tax and protective income tax returns for the 2008 tax year and SUA’s federal income tax return for the 2007 tax year are still under IRS audit. However, the Company does not anticipate any material adjustments from these audits.

The provision for Federal income taxes incurred is different from that which would be obtained by applying the Federal income tax rate to net income before taxes. The items causing this difference at the consolidated level are as follows:

	Year Ended December 31,
	2011			2010
		Reciprocal			Reciprocal
($ in thousands)	Tower	Exchanges	Total	Tower	Exchanges	Total	2009

Federal income tax expense at
U.S. statutory rate	$28,894	$5,010	$33,904	$54,760	$(2,331)	$52,429	$49,542
Tax exempt interest	(6,823)	(418)	(7,241)	(4,685)	(193)	(4,878)	(4,159)
State income taxes net of Federal benefit	488	-	488	840	-	840	1,597
Gain on bargain purchase	-	-	-	-	-	-	(4,615)
Acquisition-related transaction costs	100	-	100	655	-	655	2,342
Valuation Allowance	-	(1,329)	(1,329)	-	-	-	-
Other	(302)	(434)	(736)	1,326	1	1,327	46

Provision for income taxes	$22,357	$2,829	$25,186	$52,896	$(2,523)	$50,373	$44,753

Note 15—Employee Benefit Plans

The Company maintains a defined contribution Employee Pretax Savings Plan (401(k) Plan) for its employees. The Company matches 50% of each participant’s contribution up to 8% of the participant’s eligible contribution. The Company incurred $3.2 million, $2.7 million and $1.4 million of expense in 2011, 2010 and 2009, respectively, related to the 401(k) Plan.

Supplemental Executive Retirement Plan (“SERP”)

The SERP is a non-qualified defined contribution plan effective as of January 1, 2009 that is intended to enhance retirement benefits for the Company’s most senior executives and certain other key employees. Eligibility to participate in the SERP generally requires three years of prior employment with the Company for Senior Vice Presidents and between five and 10 years of prior employment with the Company for other key employees. In 2011, all of the Named Executive Officers other than the Chief Financial Officer (who is not yet eligible), as well as certain other key executives selected at the discretion of the Compensation Committee, became eligible to participate in the SERP. Subject to the approval of the Compensation Committee, the Company may make annual contributions to the SERP on behalf of each participant. For the Chief Executive Officer, the current annual contribution level is intended to provide him with a target annual benefit equal to 60% of his annual cash compensation upon retirement after 30 years of service. The SERP is not a defined benefit plan and such target benefit level cannot be guaranteed. For other participants, the amount of the annual contribution is equal to 5.0% of their annual cash compensation. Company contributions for each participant remain unvested until such participant has completed 10 years of service with the Company, and vest in full upon completion of 10 years of service. The Compensation Committee has discretion to terminate the SERP at any time or to adjust upward or downward the level of the Company’s contribution each year.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Note 16—Contingencies

Legal Proceedings

On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (“TICNY”), a wholly-owned subsidiary of Tower Group, Inc., in the United States District Court for the District of New Jersey seeking, inter alia, to recover $6.1 million under various retrocessional contracts pursuant to which TICNY reinsures Munich. On June 22, 2009, TICNY filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover $2.8 million under various reinsurance contracts pursuant to which Munich reinsures TICNY. (A separate action commenced by Munich against TICNY on June 17, 2009 in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access to TICNY’s books and records pertaining to various quota share agreements, to which TICNY filed its answer on July 7, 2009, was subsequently dismissed pursuant to the stipulation of the parties on March 17, 2010.) The parties have now concluded discovery. On July 15, 2011, TICNY paid $3.3 million to Munich to resolve a portion of the dispute. On December 22, 2011, the court granted partial summary judgment with respect to certain of the claims and defenses in the litigation. The Company is unable to estimate a possible loss or range of loss.

On May 12, 2010, Mirabilis Ventures, Inc. (“Mirabilis”) commenced an action against Specialty Underwriters’ Alliance Insurance Co. (“SUA”, now known as CastlePoint National Insurance Company (“CNIC”), a subsidiary of Tower Group, Inc.) and Universal Reinsurance Co., Ltd., an unrelated entity, in the United States District Court for the Middle District of Florida. The Complaint is based upon a Worker’s Compensation/Employer’s Liability policy issued by SUA to AEM, Inc. (“AEM”), to whose legal rights Mirabilis is alleged to have succeeded as a result of the Chapter 11 bankruptcy of AEM. The Complaint, which includes claims against SUA for breach of contract and breach of the duty of good faith, alleges that SUA failed to properly audit AEM’s operations to determine AEM’s worker’s compensation exposure for two policy years, in order to compute the premium owed by AEM, such that SUA owes Mirabilis the principal sum of $3.4 million for one policy year and $0.6 million for the other policy year, plus interest and costs. On July 30, 2010, CNIC answered the Complaint and asserted nine separate counterclaims, to which Mirabilis responded on September 3, 2010. Since that time, Mirabilis has filed an amended complaint that failed to add any defenses against Mirabilis. While the parties are engaging in discovery, CNIC has filed a motion for summary judgment on all of Mirabilis’ claims. However, the court has yet to rule on the motion. The Company is unable to estimate a possible loss or range of loss.

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

The Company amortizes scheduled annual rental increases and lease incentives ratably over the term of the lease. The Company’s future minimum lease payments are as follows:

	Operating	Capital
($ in thousands)	Leases	Leases	Total

2012	$9,488	$7,768	$17,256
2013	8,557	8,113	16,670
2014	8,462	9,580	18,042
2015	7,375	14,378	21,753
2016	7,069	-	7,069
Thereafter	27,726	-	27,726

	$68,677	$39,839	$108,516

Total rental expense was $11.1 million, $10.0 million and $7.9 million in 2011, 2010 and 2009, respectively.

Assessments

Tower’s insurance subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. The insurance subsidiaries are subject to assessments in New York, California, New Jersey and other states for various purposes, including the provision of funds necessary to fund the operations of the New York Insurance

Tower Group, Inc.

Notes to Consolidated Financial Statements

Department and the New York Property/Casualty Insurance Security Fund, which pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies and various funds administered by the New York Workers’ Compensation Board, which pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

The Company paid $5.1 million, $4.8 million and $4.0 million in 2011, 2010 and 2009, respectively, for its proportional share of the operating expenses of the New York Insurance Department. Property casualty insurance company insolvencies or failures may result in additional security fund assessments to the Company at some future date. At this time the Company is unable to estimate the possible amounts, if any, of such assessments. Accordingly, the Company is unable to determine the impact, if any; such assessments may have on financial position or results of operations of the Company. The Company is permitted to assess premium surcharges on workers’ compensation policies that are based on statutorily enacted rates. Actual assessments have resulted in differences to the original estimates based on permitted surcharges of $1.1 million, $4.1 million and $2.2 million in 2011, 2010 and 2009, respectively. The Company estimates its liability for future assessments based on actual written premiums and historical rates and available information. As of December 31, 2011, the liability for the various workers’ compensation funds, which includes amounts assessed on workers’ compensation policies, was $8.2 million. This amount is expected to be paid over an eighteen month period ending June 30, 2013. As of December 31, 2010, the liability for the various workers’ compensation funds was $4.3 million.

Note 17—Statutory Financial Information and Accounting Policies

United States

For regulatory purposes, the Company’s insurance subsidiaries, excluding CastlePoint Reinsurance Company, Ltd. (“CastlePoint Re”) which, as discussed below, is Bermuda domiciled, prepare their statutory basis financial statements in accordance with practices prescribed or permitted by the state they are domiciled in (“statutory basis” or “SAP”). The more significant SAP variances from GAAP are as follows:

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

For the years ended December 31, 2011, 2010 and 2009, the Company’s insurance subsidiaries had SAP net income of $46.7 million, $76.0 million and $30.6 million, respectively. At December 31, 2011 and 2010 the Company’s insurance subsidiaries had reported SAP surplus as regards policyholders of $686.8 million and $643.1 million, respectively, as filed with the insurance regulators.

Tower Group, Inc.

Notes to Consolidated Financial Statements

The Company’s insurance subsidiaries paid $35.0 million, $4.7 million and $15.0 million in dividends and or return of capital to Tower in 2011, 2010 and 2009, respectively. As of December 31, 2011, the maximum distribution that Tower’s insurance subsidiaries could pay without prior regulatory approval was $29.3 million and the maximum return of capital available from CastlePoint Re without Bermuda regulatory permission was $61.0 million.

Bermuda

CastlePoint Re is registered as a Class 3 reinsurer under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the “Insurance Act”). Under the Insurance Act, CastlePoint Re is required to prepare Statutory Financial Statements and to file a Statutory Financial Return. The Insurance Act also requires CastlePoint Re to maintain minimum share capital and surplus, and it has met these requirements as of December 31, 2011.

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

For the year ended December 31, 2011, CastlePoint Re had statutory net income of $32.7 million and at December 31, 2011, had statutory surplus of $295.0 million.

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

Note 18—Fair Value of Financial Instruments

GAAP guidance requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

Fixed maturity and equity securities: Fair value disclosures for investments are included in “Note 6—Fair Value Measurements.”

Other invested assets: The fair value of securities which are reported under the fair value option are included in “Note 6—Fair Value Measurements.” The fair value of limited partnerships approximates their carrying value under the equity method of accounting which was $12.5 million at December 31, 2011.

Premiums receivable and reinsurance recoverable: The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values.

Debt: Fair value disclosures for debt are included in “Note 12—Debt.” The Company uses a discounted cash flow model to fair value the subordinated debentures. Market quotes are used to fair value the senior convertible notes.

Reinsurance balances payable and funds held under reinsurance contracts: The carrying value reported in the balance sheet for these financial instruments approximates fair value.

Note 19—Earnings per Share

In accordance with the two-class method, undistributed net earnings (net income less dividends declared during the period) are allocated to both common stock and unvested share-based payment awards (“unvested restricted stock”). Because the common shareholders and unvested restricted stock holders share in dividends on a 1:1 basis, the earnings per share on undistributed earnings is equivalent. Undistributed earnings are allocated to all outstanding share-based payment awards, including those for which the requisite service period is not expected to be rendered.

The following table shows the computation of the earnings per share pursuant to the two-class method:

Tower Group, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
(in thousands, except per share amounts)	2011	2010	2009

Numerator
Net income attributable to Tower Group, Inc.	$60,198	$103,890	$96,798

Denominator
Weighted average common shares outstanding	40,833	43,462	39,363
Effect of dilutive securities:
Stock options	94	174	205
Other	4	12	13

Weighted average common and potential dilutive shares outstanding	40,931	43,648	39,581

Earnings per share attributable to Tower stockholders—basic
Common stock:
Distributed earnings	$0.69	$0.39	$0.26
Undistributed earnings	0.78	2.00	2.20

Total	1.47	2.39	2.46

Earnings per share attributable to Tower stockholders—diluted	$1.47	$2.38	$2.45

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For the years ended December 31, 2011, 2010 and 2009, 166,700, 193,000 and 401,700, respectively, options and other common stock equivalents to purchase Tower shares were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price.

Note 20—Segment Information

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

Business segments results are as follows:

	Year Ended December 31,
($ in thousands)	2011	2010	2009

Commercial Insurance Segment
Revenues
Premiums earned	$1,087,911	$941,015	$738,217
Ceding commission revenue	14,786	31,998	39,355
Policy billing fees	4,345	2,742	2,215

Total revenues	1,107,042	975,755	779,787

Expenses
Loss and loss adjustment expenses	736,474	589,322	406,728
Underwriting expenses	361,862	346,499	288,930

Total expenses	1,098,336	935,821	695,658

Underwriting profit	$8,706	$39,934	$84,129

Personal Insurance Segment
Revenues
Premiums earned	$505,939	$351,654	$116,494
Ceding commission revenue	19,182	6,070	4,582
Policy billing fees	6,189	3,513	729

Total revenues	531,310	361,237	121,805

Expenses
Loss and loss adjustment expenses	318,775	194,701	68,769
Underwriting expenses	226,195	159,017	56,677

Total expenses	544,970	353,718	125,446

Underwriting profit (loss)	$(13,660)	$7,519	$(3,641)

Tower	$(19,591)	$16,224	$(3,641)
Reciprocal Exchanges	5,931	(8,705)	-

Total underwriting profit (loss)	$(13,660)	$7,519	$(3,641)

Insurance Services Segment
Revenues
Management fee income	$29,303	$17,752	$-
Other revenue	1,570	2,171	5,144

Total revenues	30,873	19,923	5,144

Expenses
Other expenses	19,331	5,760	4,283

Total expenses	19,331	5,760	4,283

Insurance services pretax income	$11,542	$14,163	$861

Tower Group, Inc.

Notes to Consolidated Financial Statements

The following table reconciles revenue by segment to consolidated revenues:

	Year Ended December 31,
($ in thousands)	2011	2010	2009

Commercial insurance segment	$1,107,042	$975,755	$779,787
Personal insurance segment	531,310	361,237	121,805
Insurance services segment	30,873	19,923	5,144

Total segment revenues	1,669,225	1,356,915	906,736
Elimination of management fee income	(29,303)	(17,754)	-
Net investment income	127,649	106,090	74,866
Net realized gains (losses) on investments, including other-than-temporary impairments	9,394	13,483	1,501

Consolidated revenues	$1,776,965	$1,458,734	$983,103

The following table reconciles the results of the Company’s individual segments to consolidated income before income taxes:

	Year Ended December 31,
($ in thousands)	2011	2010	2009

Commercial insurance segment underwriting profit	$8,706	$39,934	$84,129
Personal insurance segment underwriting profit (loss)	(13,660)	7,519	(3,641)
Insurance services segment pretax income	11,542	14,163	861
Net investment income	127,649	106,090	74,866
Net realized gains on investments, including other-than-temporary impairments	9,394	13,483	1,501
Corporate expenses	(11,518)	(4,176)	(3,802)
Acquisition-related transaction costs	(360)	(2,369)	(14,038)
Interest expense	(34,462)	(24,594)	(18,122)
Other income (expense)	-	(466)	19,797

Income before income taxes	$97,291	$149,584	$141,551

Note 21—Unaudited Quarterly Financial Information

The following table presents the unaudited quarterly financial information for the Company:

	2011
($ in thousands, except per share amounts)	First	Second	Third	Fourth	Total

Revenues	$430,494	$436,255	$455,295	$454,921	$1,776,965
Net Income (loss) attributable to Tower Group, Inc.	25,685	24,121	(16,439)	26,831	60,198
Net income (loss) per share attributable to Tower stockholders:
Basic (1)	$0.61	$0.58	$(0.40)	$0.68	$1.47
Diluted (1)	$0.61	$0.58	$(0.40)	$0.67	$1.47

	2010
	First	Second	Third	Fourth	Total

Revenues	$303,476	$311,777	$423,718	$419,763	$1,458,734
Net Income attributable to Tower Group, Inc.	13,052	25,642	28,563	36,633	103,890
Net income per share attributable to Tower stockholders:
Basic (1)	$0.29	$0.58	$0.67	$0.88	$2.39
Diluted (1)	$0.29	$0.58	$0.66	$0.88	$2.38

(1) Since the weighted-average shares for the quarters are calculated independently of the weighted-average shares for the year, quarterly earnings per share may not total to annual earnings per share.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), concluded that the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2011.

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

Management has assessed its internal controls over financial reporting as of December 31, 2011 in relation to criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment under those criteria, Tower’s management concluded that its internal control over financial reporting was effective as of December 31, 2011.

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

(d)	Changes in internal control over financial reporting

On July 1, 2010, we completed the acquisition of OBPL. OBPL has been fully integrated into our Sarbanes-Oxley program for internal controls over financial reporting and Section 404 compliance as of December 31, 2011

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information called for by this Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the company’s fiscal year ended December 31, 2011, and such information is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics and posted it on its website http://www.twrgrp.com/under Investor Information and then under Corporate Governance.

Item 11. Executive Compensation

The information called for by this item will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2011, and such information is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2011, and such information is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions, And Director Independence

The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2011, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees And Services

The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December  31, 2011, and such information is incorporated herein by reference.

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

Tower Group, Inc.
Registrant

Date: February 29, 2012	/s/ Michael H. Lee
Michael H. Lee Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ MICHAEL H. LEE Michael H. Lee	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/s/ WILLIAM E. HITSELBERGER William E. Hitselberger	Executive Vice President, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	February 29, 2012

/s/ CHARLES A. BRYAN Charles A. Bryan	Director	February 29, 2012

/s/ WILLIAM W. FOX, JR. William W. Fox, Jr.	Director	February 29, 2012

/s/ WILLIAM A. ROBBIE William A. Robbie	Director	February 29, 2012

/s/ STEVEN W. SCHUSTER Steven W. Schuster	Director	February 29, 2012

/s/ ROBERT S. SMITH Robert S. Smith	Director	February 29, 2012

/s/ JAN R. VAN GORDER Jan R. Van Gorder	Director	February 29, 2012

/s/ AUSTIN P. YOUNG, III Austin P. Young, III	Director	February 29, 2012

Tower Group, Inc.

Tower Group, Inc.

Schedule I—Summary of Investments—Other Than Investments in Related Parties

	December 31, 2011
($ in thousands)	Cost	Fair Value	Amount Reflected on Balance Sheet

Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$268,841	$273,332	$273,332
Corporate securities	750,220	777,723	777,723
Mortgage-backed securities	627,859	665,905	665,905
Municipal securities	688,192	736,714	736,714

Total fixed maturities	2,335,112	2,453,674	2,453,674
Preferred stocks	24,083	23,510	23,510
Common stock:
Public utilities, industrial and other	68,951	65,835	65,835

Total equities	93,034	89,345	89,345

Other invested assets	44,347	44,347	44,347

Total investments	$2,472,493	$2,587,366	$2,587,366

	December 31, 2010
($ in thousands)	Cost	Fair Value	Amount Reflected on Balance Sheet

Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$203,564	$205,482	$205,482
Corporate securities	852,287	883,570	883,570
Mortgage-backed securities	707,294	739,853	739,853
Municipal securities	544,019	553,706	553,706

Total fixed maturities	2,307,164	2,382,611	2,382,611
Preferred stocks	36,489	38,255	38,255
Common stock:
Public utilities, industrial and other	54,729	52,062	52,062

Total equities	91,218	90,317	90,317

Short-term investments	1,560	1,560	1,560

Total investments	$2,399,942	$2,474,488	$2,474,488

Tower Group, Inc.

Schedule II—Condensed Financial Information of the Registrant

Condensed Balance Sheets

	December 31,
($ in thousands)	2011	2010

Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $5,938 and $23,135)	$5,937	$22,785
Equity securities, available-for-sale, at fair value (cost of $9,649 and $0)	9,960	-
Other invested assets	10,458	-
Cash and cash equivalents	12,882	3,390
Investment in subsidiaries	1,271,609	1,213,216
Federal and state taxes recoverable	-	6,102
Deferred income taxes	1,467	-
Investment in statutory business trusts, equity method	2,664	2,664
Due from affiliate	1,231	1,662
Other assets	29,701	34,380

Total assets	$1,345,909	$1,284,199

Liabilities
Accounts payable and accrued expenses	$16,293	$3,470
Deferred rent liability	5,071	5,652
Federal and state income taxes payable	9,896	-
Deferred income taxes	-	2,204
Debt	280,507	227,872

Total liabilities	311,767	239,198

Stockholders’ equity	1,034,142	1,045,001

Total liabilities and stockholders’ equity	$1,345,909	$1,284,199

The condensed financial information should be read in conjunction with the notes to the condensed financial information of the registrant and the consolidated financial statements and the notes thereto.

Tower Group, Inc.

Schedule II—Condensed Financial Information of the Registrant

Condensed Statements of Income and Comprehensive Income

	Year Ended December 31,
($ in thousands)	2011	2010	2009

Revenues
Net realized gains (losses) on investments	$(264)	$201	$-
Investment income	1,394	1,000	3,216
Equity in net earnings of subsidiaries	77,103	116,827	106,451

Total revenues	78,233	118,028	109,667
Expenses
Other operating expenses	10,067	2,891	2,302
Interest expense	17,843	9,685	6,112

Total expenses	27,910	12,576	8,414
Other Income
Equity income in unconsolidated affiliate	-	-	(777)
Gain on investment in acquired unconsolidated affiliate	-	-	7,388
Acquisition related transaction costs	(360)	(2,369)	(13,989)

Income before income taxes	49,963	103,083	93,875
Provision/(benefit) for income taxes	(10,235)	(807)	(2,923)

Net income	$60,198	$103,890	$96,798

Gross unrealized investment holding gains (losses) arising during the period	49,720	34,869	108,879
Cumulative effect of adjustment resulting from adoption of new accounting guidance	-	-	(2,497)
Gross unrealized gain on interest rate swaps	(10,541)	3,223	-
Equity in net unrealized gains in investment in unconsolidated affiliates’ investment portfolio	-	-	3,124
Less: reclassification adjustment for (gains) losses included in net income	(9,394)	(13,483)	(1,501)
Income tax (expense) benefit related to items of other comprehensive income	(10,318)	(8,613)	(37,700)
Net amount attributable to Reciprocal Exchanges	(6,106)	(1,665)	-

Comprehensive income	$73,559	$118,221	$167,103

The condensed financial information should be read in conjunction with the notes to the condensed financial information of the registrant and the consolidated financial statements and the notes thereto.

Tower Group, Inc.

Schedule II—Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2011	2010	2009

Cash flows provided by (used in) operating activities:
Net income	$60,198	$103,890	$96,798
Adjustments to reconcile net income to net cash provided by (used) in operations:
(Gain) loss on sale of investments	264	(201)	-
Dividends received from consolidated subsidiaries	55,400	12,200	8,000
Equity in undistributed net income of subsidiaries	(77,103)	(116,827)	(106,451)
Depreciation and amortization	3,362	1,627	1,018
Amortization of debt issuance costs	2,635	711	-
Amortization of restricted stock	10,292	8,694	5,608
Deferred income tax	(4,685)	6,032	(4,652)
Excess tax benefits from share-based payment arrangements	(162)	1,302	(191)
Change in operating assets and liabilities
Investment income receivable	173	(315)	-
Federal and state income tax recoverable	15,998	(8,817)	4,674
Equity loss (income) in unconsolidated affiliate	-	-	777
Other assets	(16,763)	(14,482)	(640)
Accounts payable and accrued expenses	6,089	158	2,644
Deferred rent	(581)	(380)	(380)

Net cash flows provided by operations	55,117	(6,408)	7,205
Cash flows provided by (used in) investing activities:
Acquisition of OneBeacon	-	(2)	-
Acquisition of AequiCap II	-	(12,000)	-
Sale or maturity—fixed-maturity securities	58,367	65,294	-
Purchase of fixed assets	-	-	(12)
Purchase—fixed-maturity securities	(46,848)	(90,200)	-
Purchase—equity securities	(4,224)	-	-
Purchase of other invested assets	(10,458)	-	-
Sale—equity securities	1,304	-	-

Net cash flows used in investing activities	(1,859)	(36,908)	(12)
Cash flows provided by (used in) financing activities:
Proceeds from credit facility borrowings	67,000	56,000	-
Repayment of credit facility borrowings	(17,000)	(56,000)	-
Proceeds from convertible senior notes	-	145,634	-
Payment for convertible senior notes hedge	-	(15,300)	-
Proceeds from issuance of warrants	-	3,800	-
Exercise of stock options and warrants	373	1,590	741
Excess tax benefits from share-based payment arrangements	161	(1,302)	191
Treasury stock acquired-net employee share-based compensation	(1,834)	(1,750)	(1,057)
Repurchase of common stock	(64,572)	(88,034)	-
Dividends paid	(27,894)	(16,551)	(10,740)

Net cash flows provided by (used in) financing activities	(43,766)	28,087	(10,865)

Increase (decrease) in cash and cash equivalents	9,492	(15,229)	(3,672)
Cash and cash equivalents, beginning of year	3,390	18,619	22,291

Cash and cash equivalents, end of year	$12,882	$3,390	$18,619

The condensed financial information should be read in conjunction with the notes to the condensed financial information of the registrant and the consolidated financial statements and the notes thereto.

Tower Group, Inc.

Schedule II – Condensed Financial Information of the Registrant

Notes to Condensed Financial Information

The accompanying condensed financial statements of Tower Group, Inc. (parent company) should be read in conjunction with the consolidated financial statements and notes thereto of Tower Group, Inc.

Note 1 – Debt

The information relating to debt is incorporated by reference from “Note 12 – Debt” in the consolidated financial statements.

Note 2 – Income Taxes

Tower Group, Inc. files a consolidated Federal income tax return. The Reciprocal Exchanges are not included in Tower Group, Inc’s consolidated tax return as it does not have an ownership interest in the Reciprocal Exchanges, and they are not a part of the consolidated tax sharing agreement. The Federal income tax provision represents an allocation under the consolidated tax sharing agreement.

Tower Group, Inc.

Schedule III—Supplementary Insurance Information

($ in thousands)	Deferred Acquisition Cost, Net of Deferred Ceding Commission Revenue	Gross Future Policy Benefits, Losses and Loss Expenses	Gross Unearned Premiums	Net Earned Premiums	Benefits, Losses and Loss Expenses	Amortization of DAC	Operating Expenses	Net Premiums Written

2011
Commercial Insurance	$120,655	$1,218,681	$588,436	$1,087,911	$736,474	$(242,000)	$151,951	$1,152,299
Personal Insurance	48,203	413,432	304,740	505,939	318,775	(103,173)	124,778	486,292

Total	$168,858	$1,632,113	$893,176	$1,593,850	$1,055,249	$(345,173)	$276,729	$1,638,591

2010
Commercial Insurance	$131,966	$1,197,065	$541,809	$941,015	$589,322	$(235,870)	$155,148	$987,260
Personal Insurance	32,157	413,356	330,217	351,654	194,701	(41,378)	84,272	326,804

Total	$164,123	$1,610,421	$872,026	$1,292,669	$784,023	$(277,248)	$239,420	$1,314,064

2009
Commercial Insurance	$106,174	$1,074,676	$557,368	$738,217	$406,727	$(171,304)	$114,825	$730,862
Personal Insurance	20,515	57,313	101,572	116,494	68,770	(33,099)	27,924	155,327

Total	$126,689	$1,131,989	$658,940	$854,711	$475,497	$(204,403)	$142,749	$886,189

Tower Group , Inc.

Schedule IV—Reinsurance

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

Year ended December 31, 2011
Premiums
Property and casualty insurance	$1,684,020	$195,922	$105,752	$1,593,850	6.6%
Accident and health insurance	-	-	-	-	-

Total Premiums	$1,684,020	$195,922	$105,752	$1,593,850	6.6%

Year ended December 31, 2010
Premiums
Property and casualty insurance	$1,429,250	$226,970	$90,389	$1,292,669	7.0%
Accident and health insurance	-	-	-	-	-

Total Premiums	$1,429,250	$226,970	$90,389	$1,292,669	7.0%

Year ended December 31, 2009
Premiums
Property and casualty insurance	$937,217	$191,549	$109,043	$854,711	12.8%
Accident and health insurance	-	-	-	-	-

Total Premiums	$937,217	$191,549	$109,043	$854,711	12.8%

Tower Group, Inc.

Schedule V—Valuation and Qualifying Accounts

($ in thousands)	Balance, Beginning of Period	Additions	Deletions	Balance, End of Period

Year ended December 31, 2011
Premiums receivable	$2,119	$3,369	$(3,005)	$2,483
Deferred income taxes, net	5,634	-	(1,329)	4,305

Year ended December 31, 2010
Premiums receivable	1,272	2,635	(1,788)	2,119
Deferred income taxes, net	-	5,634	-	5,634

Year ended December 31, 2009
Premiums receivable	550	1,671	(949)	1,272

Tower Group, Inc.

Schedule VI—Supplemental Information Concerning Insurance Operations

		Reserves					Claims and Claims Adjustment Expenses Incurred and Related to
		For Unpaid
		Claims and						Prior Year*		Paid Claims
	Deferred	Claim				Net		Includes	Amortization	and Claim	Net
	Acquisition	Adjustment	Discounted	Unearned	Earned	Investment	Current	PXRE	of	Adjustment	Premiums
$ in thousands)	Cost	Expenses	Reserves	Premium	Premium	Income	Year	Commutation	DAC	Expenses	Written

2011
Consolidated Insurance Subsidiaries	$168,858	$1,632,113	$3,674	$893,176	$1,593,850	$127,649	$1,076,045	$(20,796)	$(345,585)	$1,070,539	$1,638,591
2010
Consolidated Insurance Subsidiaries	164,123	1,610,421	3,674	872,026	1,292,669	106,090	796,313	(12,290)	(325,709)	740,722	1,314,064
2009
Consolidated Insurance Subsidiaries	126,689	1,131,989	4,518	658,940	854,711	74,866	477,757	(2,260)	(263,097)	405,935	886,189
Unconsolidated affiliate (1) (2)	-	-	-	-	2,627	2,098	2,105	(20)	914	967	1,375

(1) Information relates to CastlePoint Holdings, Ltd. (“CP”)

(2) The Company acquired CP on February 5, 2009. These are amounts for the period ended February 5, 2009 or for the period from January 1, 2009 - February 5, 2009. Subsequent to February 5, 2009, CP amounts are included with consolidated insurance subsidiaries.

The exhibits listed below and designated with an asterisk are filed with this report. The exhibits listed below and designated with two asterisks are submitted electronically herewith. The exhibits listed below and not so designated are incorporated by reference to the documents following the descriptions of the exhibits.

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of August 4, 2008, by and among Tower Group, Inc., Ocean I Corporation and CastlePoint Holdings, Ltd., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on August 6, 2008
2.2	Agreement and Plan of Merger, dated as of June 21, 2009, by and among Tower Group, Inc., Tower S.F. Merger Corporation and Specialty Underwriters’ Alliance, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8 filed on June 22, 2009
2.3	Amended and Restated Agreement and Plan of Merger, dated as of June 21, 2009, by and among Tower Group, Inc., Tower S.F. Merger Corporation and Specialty Underwriters’ Alliance, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on July 23, 2009
2.4	Purchase Agreement, dated as of February 2, 2010, by and among Tower Group, Inc., OneBeacon Insurance Group, Ltd., OneBeacon Insurance Group LLC, OneBeacon America Insurance Company, The Employers’ Fire Insurance Company, The Camden Fire Insurance Association, Homeland Insurance Company of New York, OneBeacon Insurance Company, OneBeacon Midwest Insurance Company, Pennsylvania General Insurance Company and The Northern Assurance Company of America, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 3, 2010
3.1	Amended and Restated Certificate of Incorporation of Tower Group, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-115310) filed on July 23, 2004
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Tower Group, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (No. 333-115310) filed on February 5, 2009
3.3	Certificate of Designations of Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 8, 2006
3.4	Certificate of Designations of Series A-1 Preferred Stock of Tower Group, Inc. incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007
3.5	Amended and Restated By-laws of Tower Group, Inc. as amended November 3, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2011
4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004
4.2	Warrant issued to Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004
4.3	Indenture, dated as of September 20, 2010, between Tower Group, Inc. and U.S. Bank National Association relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.4	Base Call Option Confirmation, dated as of September 14, 2010, between Bank of America, N.A. and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.5	Base Call Option Confirmation, dated as of September 14, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.6	Additional Call Option Confirmation, dated as of September 15, 2010, between Bank of America, N.A. and Tower Group, Inc relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.7	Additional Call Option Confirmation, dated as of September 15, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.8	Base Warrant Confirmation, dated as of September 14, 2010, between Bank of America, N.A. and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.9	Base Warrant Confirmation, dated as of September 14, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.10	Additional Warrant Confirmation, dated as of September 15, 2010, between Bank of America, N.A. and Tower Group, Inc relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on September 20, 2010

Exhibit Number	Description of Exhibits

4.11	Additional Warrant Confirmation, dated as of September 15, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on September 20, 2010
9.1	Voting Agreement, dated August 4, 2008, between Tower Group, Inc. and Michael H. Lee, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2008
10.1	Employment Agreement, dated as of February 27, 2012, by and between Tower Group, Inc. and Michael H. Lee*
10.2	Employment agreement, dated as of October 18, 2011, by and between Tower Group, Inc, and William F. Dove, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 18, 2011
10.3	Employment Agreement, dated as of November 19, 2009, by and between Tower Group, Inc. and William E. Hitselberger, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2009
10.4	Employment Agreement, dated as of July 23, 2007, by and between Tower Group Inc. and Gary S. Maier, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007
10.5	2004 Long-Term Equity Compensation Plan, as amended and restated effective May 15, 2008, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-115310) filed on June 20, 2008
10.6	2001 Stock Award Plan, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.7	2000 Deferred Compensation Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004
10.8	Amended & Restated Declaration of Trust, dated as of May 15, 2003, by and between Tower Group, Inc., Tower Statutory Trust I and U.S. Bank National Association, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.9	Indenture, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.10	Guarantee Agreement, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.11	Amended and Restated Trust Agreement, dated as of September 30, 2003, by and between Tower Group, Inc., JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association and Michael H. Lee, Steven G. Fauth and Francis M. Colalucci as Administrative Trustees of Tower Group Statutory Trust II, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.12	Junior Subordinated Indenture, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.13	Guarantee Agreement, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.14	Service and Expense Sharing Agreement, dated as of December 28, 1995, by and between Tower Insurance Company of New York and Tower Risk Management Corp., incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.15	Real Estate Lease and amendments thereto, by and between Broadpine Realty Holding Company, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004
10.16	Third Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC executed September 1, 2005, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on August 26, 2005
10.17	License and Services Agreement, dated as of June 11, 2002, by and between AgencyPort Insurance Services, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004
10.18	Agreement, dated as of April 17, 1996, between Morstan General Agency, Inc. and Tower Risk Management Corp., incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

Exhibit Number	Description of Exhibits

10.19	Amended and Restated Declaration of Trust, dated December 15, 2004, by and among Wilmington Trust Company, as Institutional Trustee; Wilmington Trust Company, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on December 20, 2004
10.20	Indenture between Tower Group, Inc. and Wilmington Trust Company, as Trustee, dated December 15, 2004, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 20, 2004
10.21	Guarantee Agreement dated December 15, 2004, by and between Tower Group, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 20, 2004
10.22	Amended and Restated Declaration of Trust, dated December 21, 2004, by and among JPMorgan Chase Bank, National Association, as Institutional Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on December 23, 2004
10.23	Indenture between Tower Group, Inc. and JPMorgan Chase Bank, National Association, as Trustee, dated December 21, 2004, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 23, 2004
10.24	Guarantee Agreement dated December 21, 2004, by and between Tower Group, Inc. and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 23, 2004
10.25	Amended and Restated Declaration of Trust, dated March 31, 2006, by and among Wells Fargo Bank, National Association, as Institutional Trustee; Wells Fargo Delaware Trust Company, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on April 6, 2006
10.26	Indenture between Tower Group, Inc. and Wells Fargo Bank, National Association, as Trustee, dated March 31, 2006, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on April 6, 2006
10.27	Guarantee Agreement dated March 31, 2006, by and between Tower Group, Inc. and Wells Fargo Delaware Trust Company, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on April 6, 2006
10.28	Stock Purchase Agreement by and among Tower Group, Inc. and Preserver Group, Inc. dated November 13, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006
10.29	Exchange Agreement by and among Tower Group, Inc. and CastlePoint Management Corp. dated January 11, 2007 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007
10.30	Master Agreement dated April 4, 2006 by and among Tower Group, Inc., Tower Insurance Company of New York, Tower National Insurance Company, CastlePoint Holdings, Ltd. and CastlePoint Management Corp. incorporated by reference to Exhibit 10.1to the Company’s Current Report on Form 8-K filed on January 22, 2007
10.31	Addendum No. 1 to the Master Agreement by and among Tower Group, Inc. and CastlePoint Holdings, Ltd. incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2007
10.32	Amended and Restated Declaration of Trust, dated January 25, 2007, by and among Wilmington Trust, as Institutional Trustee and as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Stephen L. Kibblehouse, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on January 26, 2007
10.33	Indenture between Tower Group, Inc. and Wilmington Trust Company, as Trustee, dated January 25, 2007, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on January 26, 2007
10.34	Guarantee Agreement dated January 25, 2007, by and between Tower Group, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on January 26, 2007
10.35	Management Agreement, dated July 1, 2007, by and between CastlePoint Insurance Company and Tower Risk Management Corp., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007
10.36	Fourth Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC dated July 25, 2006, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.37	Fifth Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC dated December 20, 2006, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.38	Service Agreement dated May 1, 2007 by and among Tower Risk Management Corp. and CastlePoint Management Corp. , incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed on March 14, 2008

Exhibit Number	Description of Exhibits

10.39	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2008
10.40	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan Performance Shares Award Agreement, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.41	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan, as amended and restated effective May 15, 2008, Restricted Stock Units Award Agreement, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.42	Stock Purchase Agreement dated August 27, 2008 between CastlePoint Reinsurance Company, Ltd., HIG, Inc. and Brookfield US Corporation, incorporated by reference to Exhibit 2.1 to CastlePoint Holdings, Ltd.’s Current Report on Form 8-K filed on September 2, 2008
10.43	Asset Purchase Agreement, dated as of August 26, 2008, by and among CastlePoint Reinsurance Company, Ltd., Tower Insurance Company of New York, Tower National Insurance Company, Preserver Insurance Company, Mountain Valley Insurance Company, North East Insurance Company and Tower Risk Management Corp., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 27, 2008
10.44	Limited Waiver Agreement, dated as of August 26, 2008, by and among Tower Group, Inc., Ocean I Corporation and CastlePoint Holdings, Ltd., incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed August 27, 2008
10.45	Parent Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 10.32 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.46	Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.33 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.47	Indenture, dated as of December 1, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.34 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.48	Amended and Restated Declaration of Trust, dated as of December 1, 2006, among Wilmington Trust Company as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, CastlePoint Management Corp., as Sponsor, and Joel Weiner, James Dulligan and Roger Brown, as Administrators, incorporated by reference to Exhibit 10.35 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.49	Parent Guarantee Agreement, dated as of December 14, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 10.36 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.50	Guarantee Agreement of CastlePoint Management Corp., dated as of December 14, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.37 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.51	Indenture, dated as of December 14, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.38 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.52	Amended and Restated Declaration of Trust, dated as of December 14, 2006, among Wilmington Trust Company as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, CastlePoint Management Corp., as Sponsor, and Joel Weiner, James Dulligan and Roger Brown, as Administrators, incorporated by reference to Exhibit 10.39 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.53	CastlePoint Holdings, Ltd. 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.4 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006
10.54	Amendment No. 1 to CastlePoint Holdings, Ltd. 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 4.5 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-8 (File No. 333-134628) filed on December 5, 2007
10.55	Form of Stock Option Agreement for Executive Employee Recipients of Options under 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.5 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006
10.56	Form of Stock Option Agreement for Non-Employee Director Recipients of Options under 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.6 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006
10.57	Indenture between CastlePoint Bermuda Holdings, Ltd. and Wilmington Trust Company, as Trustee, dated September 27, 2007, incorporated by reference to Exhibit 4.1 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007

Exhibit Number	Description of Exhibits

10.58	Guarantee Agreement dated September 27, 2007 by and between CastlePoint Bermuda Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 4.2 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.59	Amended and Restated Declaration of Trust, dated September 27, 2007, by Wilmington Trust, as Institutional Trustee and as Delaware Trustee; CastlePoint Bermuda Holdings, Ltd. as Sponsor, and Trust Administrators Roger A. Brown, Joel S. Weiner and James Dulligan, incorporated by reference to Exhibit 4.3 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.60	Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, dated September 27, 2007 by CastlePoint Bermuda Holdings, Ltd. in favor of Wilmington Trust Company as institutional trustee, incorporated by reference to Exhibit 4.4 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.61	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company), incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.62	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of December 14, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company), incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.63	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of November 8, 2007, between CastlePoint Holdings, Ltd. and Wilmington Trust Company), incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.64	Separation Agreement, dated as of February 27, 2009, by and between Tower Group, Inc. and Patrick J. Haveron, incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.65	Consulting Agreement, dated as of February 27, 2009, by and between Tower Group, Inc. and Patrick J. Haveron, incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.66	Letter of Amendment dated February 23, 2009 to Stock Purchase Agreement dated August 27, 2008 between CastlePoint Reinsurance Company, Ltd., HIG, Inc. and Brookfield US Corporation, incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.67	Credit Agreement dated as of May 14, 2010 by and among Tower Group, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, PNC Bank, National Association, J.P. Morgan Securities Inc. and Banc of America Securities LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2010
16	Letter from Johnson, Lambert & Co. LLP regarding change in certifying accountant, incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on March 5, 2010
21.1	Subsidiaries of the registrant*
23.1	Consent of PricewaterhouseCoopers LLP*
23.2	Consent of Johnson Lambert & Co LLP*
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael H. Lee*
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William E. Hitselberger*
32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
EX-101	INSTANCE DOCUMENT**
EX-101	SCHEMA DOCUMENT**
EX-101	CALCULATION LINKBASE DOCUMENT**
EX-101	LABELS LINKBASE DOCUMENT**
EX-101	PRESENTATION LINKBASE DOCUMENT**
EX-101	DEFINITION LINKBASE DOCUMENT**