Form 10-Q
period 2012-03-31
Tower Group, Inc.
filed 2012-05-10
CIK 1289592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities

   Exchange Act Of 1934

   For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,436,498 shares of common stock, par value $0.01 per share, as of May 4, 2012.

Tower Group, Inc.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2012

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Group, Inc.

Consolidated Balance Sheets

(Unaudited)

($ in thousands, except par value and share amounts)	March 31, 2012	December 31, 2011
Assets
Investments - Tower
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $2,035,235 and $2,046,932)	$2,154,771	$2,153,620
Equity securities (cost of $111,100 and $91,069)	111,840	87,479
Other invested assets	47,839	44,347
Investments - Reciprocal Exchanges
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $277,406 and $288,180)	292,793	300,054
Equity securities (cost of $6,092 and $1,965)	6,781	1,866

Total investments	2,614,024	2,587,366
Cash and cash equivalents (includes $19,899 and $666 relating to Reciprocal Exchanges)	143,081	114,098
Investment income receivable (includes $3,042 and $2,978 relating to Reciprocal Exchanges)	29,605	26,782
Premiums receivable (includes $38,954 and $41,290 relating to Reciprocal Exchanges)	415,933	408,626
Reinsurance recoverable on paid losses (includes $3,366 and $5,670 relating to Reciprocal Exchanges)	24,859	23,903
Reinsurance recoverable on unpaid losses (includes $22,905 and $11,253 relating to Reciprocal Exchanges)	285,381	319,664
Prepaid reinsurance premiums (includes $14,997 and $14,685 relating to Reciprocal Exchanges)	52,739	54,037
Deferred acquisition costs, net (includes $11,672 and $11,866 relating to Reciprocal Exchanges)	171,651	168,858
Intangible assets (includes $7,293 and $4,839 relating to Reciprocal Exchanges)	111,038	114,920
Goodwill	250,103	250,103
Other assets (includes $4,342 and $2,685 relating to Reciprocal Exchanges)	357,136	373,838

Total assets	$4,455,550	$4,442,195

Liabilities
Loss and loss adjustment expenses (includes $142,618 and $136,274 relating to Reciprocal Exchanges)	$1,597,439	$1,632,113
Unearned premium (includes $99,907 and $102,991 relating to Reciprocal Exchanges)	897,402	893,176
Reinsurance balances payable (includes $5,479 and $3,466 relating to Reciprocal Exchanges)	19,354	20,794
Funds held under reinsurance agreements	95,731	96,726
Other liabilities (includes $25,252 and $7,154 relating to Reciprocal Exchanges)	272,799	266,155
Deferred income taxes (includes ($1,635) and $4,511 relating to Reciprocal Exchanges)	32,148	29,337
Debt	427,590	426,901

Total liabilities	3,342,463	3,365,202
Contingencies (Note 12)	—	—
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 46,769,519 and 46,448,341 shares issued, and 39,441,136 and 39,221,102 shares outstanding)	468	465
Treasury stock (7,328,383 and 7,227,239 shares)	(160,327)	(158,185)
Paid-in-capital	774,963	772,938
Accumulated other comprehensive income	73,369	62,244
Retained earnings	369,916	356,680

Tower Group, Inc. stockholders’ equity	1,058,389	1,034,142

Noncontrolling interests	54,698	42,851

Total stockholders’ equity	1,113,087	1,076,993

Total liabilities and stockholders’ equity	$4,455,550	$4,442,195

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011
Revenues
Net premiums earned	$420,158	$379,795
Ceding commission revenue	5,163	8,181
Insurance services revenue	497	602
Policy billing fees	3,134	2,178
Net investment income	33,943	32,378
Net realized investment gains (losses):
Other-than-temporary impairments	(2,721)	(168)
Portion of loss recognized in other comprehensive income	—	24
Other net realized investment gains	6,304	7,504

Total net realized investment gains (losses)	3,583	7,360

Total revenues	466,478	430,494
Expenses
Loss and loss adjustment expenses	267,493	240,176
Direct and ceding commission expense	79,685	76,603
Other operating expenses	78,971	66,339
Acquisition-related transaction costs	1,262	12
Interest expense	7,576	8,100

Total expenses	434,987	391,230

Income before income taxes	31,491	39,264
Income tax expense	1,850	12,758

Net income	$29,641	$26,506
Less: Net income attributable to Noncontrolling interests	9,007	821

Net income attributable to Tower Group, Inc.	$20,634	$25,685

Earnings per share attributable to Tower Group, Inc. stockholders:
Basic	$0.53	$0.61
Diluted	$0.52	$0.61

Weighted average common shares outstanding:
Basic	39,233	41,794
Diluted	39,307	41,930

Dividends declared and paid per common share	$0.19	$0.13

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Net income	$29,641	$26,506
Other comprehensive income (loss) before tax
Gross unrealized investment holding gains (losses) arising during periods	25,061	(1,325)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	(24)
Deferred gain (loss) on cash flow hedge	(231)	938
Less: Reclassification adjustment for (gains) losses included in net income	(3,583)	(7,336)

Other comprehensive income (loss) before tax	21,247	(7,747)
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrealized investment holding gains (losses) arising during periods	(8,565)	476
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	8
Deferred gain (loss) on cash flow hedge	68	(303)
Reclassification adjustment for (gains) losses included in net income	1,215	2,578

Income tax benefit (expense) related to items of other comprehensive income (loss)	(7,282)	2,759

Other comprehensive income (loss), net of income tax	13,965	(4,988)

Comprehensive income	$43,606	$21,518

Less: Comprehensive income attributable to Noncontrolling interests	11,847	1,636

Comprehensive income attributable to Tower Group, Inc.	$31,759	$19,882

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Treasury	Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling	Total Stockholders’
(in thousands)	Shares	Amount	Stock	Capital	Income (loss)	Earnings	Interests	Equity
Balance at December 31, 2010	45,742	$457	$(91,779)	$763,064	$48,883	$324,376	$22,837	$1,067,838
Dividends declared	—	—	—	—	—	(5,116)	—	(5,116)
Stock based compensation	637	7	(1,386)	2,343	—	—	—	964
Repurchase of common stock	—	—	(17,571)	—	—	—	—	(17,571)
Net income	—	—	—	—	—	25,685	821	26,506
Other comprehensive income	—	—	—	—	(5,803)	—	815	(4,988)

Balance at March 31, 2011	46,379	$464	$(110,736)	$765,407	$43,080	$344,945	$24,473	$1,067,633

Balance at December 31, 2011	46,448	$465	$(158,185)	$772,938	$62,244	$356,680	$42,851	$1,076,993
Dividends declared	—	—	—	—	—	(7,398)	—	(7,398)
Stock based compensation	321	3	(2,142)	2,025	—	—	—	(114)
Net income	—	—	—	—	—	20,634	9,007	29,641
Other comprehensive income	—	—	—	—	11,125	—	2,840	13,965
Balance at March 31, 2012	46,769	$468	$(160,327)	$774,963	$73,369	$369,916	$54,698	$1,113,087

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2012	2011
Cash flows provided by (used in) operating activities:
Net income	$29,641	$26,506
Adjustments to reconcile net income to net cash provided by (used in) operations:
Net realized investment (gains) losses	(3,583)	(7,360)
Depreciation and amortization	9,111	6,668
Amortization of bond and debt premium or discount	2,462	714
Amortization of restricted stock	2,025	2,147
Deferred income taxes	(4,701)	10,074
Changes in operating assets and liabilities:
Investment income receivable	(2,823)	(2,924)
Premiums receivable	(7,306)	23,585
Reinsurance recoverable	33,327	(9,850)
Prepaid reinsurance premiums	1,298	14,339
Deferred acquisition costs, net	(2,793)	3,260
Other assets	22,770	(14,174)
Loss and loss adjustment expenses	(34,674)	6,306
Unearned premium	4,226	(34,116)
Reinsurance balances payable	(1,440)	(16,997)
Funds held under reinsurance agreements	(995)	6,551
Other liabilities	(15,680)	(4,219)
Net cash flows provided by operations	30,865	10,510
Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(10,553)	(9,475)
Purchase - fixed-maturity securities	(586,772)	(630,418)
Purchase - equity securities	(399,789)	(86,322)
Short-term investments, net	—	1,560
Change in other invested assets	(3,492)	—
Sale or maturity - fixed-maturity securities	639,890	611,129
Sale - equity securities	368,145	82,877
Net cash flows provided by (used in) investing activities	7,429	(30,649)
Cash flows provided by (used in) financing activities:
Proceeds from credit facility borrowings	—	17,000
Issuance of common stock under stock-based compensation programs	3	207
Excess tax benefits from share-based payment arrangements	225	(151)
Treasury stock acquired-net employee share-based compensation	(2,141)	(1,390)
Repurchase of Common Stock	—	(17,571)
Dividends paid	(7,398)	(5,116)
Net cash flows provided by (used in) financing activities	(9,311)	(7,021)
Increase (decrease) in cash and cash equivalents	28,983	(27,160)
Cash and cash equivalents, beginning of period	114,098	140,221
Cash and cash equivalents, end of period	$143,081	$113,061

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Nature of Business

Tower Group, Inc. (the “Company” or “Tower”) offers a broad range of commercial, specialty and personal specialty property and casualty insurance products and services through its subsidiaries to businesses in various industries and to individuals. The Company’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “TWGP”.

The Company operates three business segments as follows:

•

Commercial Insurance (“Commercial”) Segment offers a broad range of standard and specialty commercial lines property and casualty insurance products to businesses distributed through a network of retail and wholesale agents and program underwriting agents on both an admitted and non-admitted basis. This segment also includes assumed reinsurance;

•	Personal Insurance (“Personal”) Segment offers a broad range of personal lines property and casualty insurance products to individuals distributed through a network of retail and wholesale agents; and

•	Insurance Services (“Services”) Segment provides underwriting, claims and reinsurance brokerage services to insurance companies.

Note 2—Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Tower and its insurance subsidiaries, managing general agencies and management companies. The unaudited consolidated financial statements also include the accounts of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together, the “Reciprocal Exchanges”). The Company does not own the Reciprocal Exchanges but manages their business operations through its wholly owned management companies.

The accompanying unaudited consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2011 and notes thereto included in the Annual Report on Form 10-K filed on February 29, 2012. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. All inter-company transactions have been eliminated in consolidation.

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

Moreover, the results of operations for the three months ended March 31, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012.

Reclassifications and Adjustments

Certain reclassifications have been made to prior years’ financial information to conform to the current year presentation.

Cash amounts presented on the consolidated statements of cash flows for the three months ended March 31, 2011 have been revised to present book overdrafts representing outstanding checks in excess of funds on deposit with individual financial institutions within other liabilities. These balances have previously been reported in cash and cash equivalents. This revision increased cash and cash equivalents and other liabilities by $42.0 million as of March 31, 2011 and net cash flows provided by operations by $4.7 million for the three months ended March 31, 2011.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company recorded an out of period adjustment that decreased consolidated income tax expense for the three months ended March 31, 2012 by $7.1 million. The adjustment increased consolidated net income by $7.1 million and increased net income available to common shareholders by $2.6 million for the three months ended March 31, 2012. The adjustment corrected our deferred income tax liability which was overstated at December 31, 2011. Management concluded this adjustment is not material to previously issued annual and quarterly consolidated financial statements.

Accounting Pronouncements

Accounting guidance adopted in 2012

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning fair value measurement and disclosure. This new guidance requires additional disclosure about fair value measurements categorized as Level 3. This guidance had no effect on the Company’s financial position, results of operations or cash flows. The Company’s fair value disclosures have been revised to comply with this guidance.

In June 2011 (and as amended in December 2011), the FASB issued new guidance concerning the presentation of comprehensive income. The Company adopted this new guidance retrospectively on January 1, 2012 and now reports its comprehensive income in a separate consolidated financial statement.

In September 2011, the FASB issued amended guidance on testing goodwill for impairment. This guidance was intended to reduce the cost and complexity of the annual goodwill impairment test by allowing an entity to utilize more qualitative factors. The Company will consider this guidance when it performs its goodwill impairment test, which is done annually as of September 30. This guidance will not affect the Company’s financial position, result of operations or cash flows.

Note 3—Variable Interest Entities (“VIEs”)

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

For the three months ended March 31, 2012, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $52.0 million, $46.6 million and $9.0 million, respectively. For the three months ended March 31, 2011, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $49.2 million, $48.0 million and $0.8 million, respectively.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 4—Investments

The cost or amortized cost and fair value of the Company’s investments in fixed maturity and equity securities, gross unrealized gains and losses, and other-than-temporary impairment losses as of March 31, 2012 and December 31, 2011 are summarized as follows:

($ in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Unrealized OTTI Losses (1)
March 31, 2012
U.S. Treasury securities	$188,169	$1,413	$(33)	$189,549	$—
U.S. Agency securities	78,811	2,564	(56)	81,319	—
Municipal bonds	728,009	49,843	(443)	777,409	—
Corporate and other bonds
Finance	294,389	14,879	(1,041)	308,227	—
Industrial	386,707	23,080	(1,523)	408,264	—
Utilities	26,314	2,785	(188)	28,911	—
Commercial mortgage-backed securities	229,925	27,663	(422)	257,166	(116)
Residential mortgage-backed securities
Agency backed securities	304,596	14,132	(153)	318,575	—
Non-agency backed securities	17,248	2,051	(247)	19,052	(195)
Asset-backed securities	58,473	964	(345)	59,092	(10)

Total fixed-maturity securities	2,312,641	139,374	(4,451)	2,447,564	(321)
Preferred stocks, principally financial sector	27,934	1,890	(241)	29,583	—
Common stocks, principally financial and industrial sectors	89,258	2,759	(2,979)	89,038	—

Total, March 31, 2012	$2,429,833	$144,023	$(7,671)	$2,566,185	$(321)

Tower	$2,146,335	$127,465	$(7,189)	$2,266,611	$(321)
Reciprocal Exchanges	283,498	16,558	(482)	299,574	—

Total, March 31, 2012	$2,429,833	$144,023	$(7,671)	$2,566,185	$(321)

December 31, 2011
U.S. Treasury securities	$154,430	$1,725	$(13)	$156,142	$—
U.S. Agency securities	114,411	2,779	—	117,190	—
Municipal bonds	688,192	48,777	(255)	736,714	—
Corporate and other bonds
Finance	331,917	9,201	(4,615)	336,503	—
Industrial	388,139	22,198	(2,287)	408,050	—
Utilities	30,164	3,067	(61)	33,170	—
Commercial mortgage-backed securities	232,877	22,854	(2,564)	253,167	(483)
Residential mortgage-backed securities
Agency backed securities	304,876	15,401	(1)	320,276	—
Non-agency backed securities	29,907	2,603	(901)	31,609	(695)
Asset-backed securities	60,199	1,309	(655)	60,853	—

Total fixed-maturity securities	2,335,112	129,914	(11,352)	2,453,674	(1,178)
Preferred stocks, principally financial sector	24,083	317	(890)	23,510	—
Common stocks, principally industrial and financial sectors	68,951	1,078	(4,194)	65,835	—
Short-term investments	—	—	—	—	—

Total, December 31, 2011	$2,428,146	$131,309	$(16,436)	$2,543,019	$(1,178)

Tower	$2,138,001	$118,173	$(15,075)	$2,241,099	$(1,178)
Reciprocal Exchanges	290,145	13,136	(1,361)	301,920	—

Total, December 31, 2011	$2,428,146	$131,309	$(16,436)	$2,543,019	$(1,178)

(1)	Represents the gross unrealized loss on other-than-temporarily impaired securities recognized in accumulated other comprehensive income (loss).

As at March 31, 2012 and December 31, 2011, U.S. Treasury Notes and other securities with carrying values of $280.1 million and $226.8 million, respectively, were on deposit with various states to comply with the insurance laws in which the Company is licensed.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In addition, the Company had $335.2 million and $340.8 million of investments as of March 31, 2012 and December 31, 2011, respectively, held by counterparties as collateral or in trusts to support letter of credit issued on Tower’s behalf, reinsurance liabilities on certain assumed reinsurance treaties, collateral posted for certain leases and other purposes.

Major categories of net investment income are summarized as follows:

	Three Months Ended March 31,
($ in thousands)	2012	2011
Income
Fixed-maturity securities	$25,412	$29,111
Equity securities	7,636	4,412
Cash and cash equivalents	290	131
Other, primarily from other invested assets	1,982	130

Total	35,320	33,784
Expenses
Investment expenses	(1,377)	(1,406)

Net investment income	$33,943	$32,378

Tower	32,257	30,688
Reciprocal Exchanges	3,349	3,344
Elimination of interest on Reciprocal Exchange surplus notes	(1,663)	(1,654)

Net investment income	$33,943	$32,378

Investment income shown in the table above for Tower includes $1.7 million for the three months ended March 31, 2012 and 2011, related to interest income on the surplus notes issued by the Reciprocal Exchanges and held by Tower. The surplus notes investment income is eliminated in the consolidated financial statements.

Proceeds from the sale of fixed-maturity securities were $606.2 million and $582.4 million for the three months ended March 31, 2012 and 2011, respectively. Proceeds from the sale of equity securities were $368.1 million and $82.9 million for the three months ended March 31, 2012 and 2011, respectively.

Gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three Months Ended March 31,
($ in thousands)	2012	2011
Fixed-maturity securities
Gross realized gains	$13,991	$15,106
Gross realized losses	(2,858)	(6,007)

	11,133	9,099
Equity securities
Gross realized gains	1,546	2,342
Gross realized losses	(6,375)	(3,937)

	(4,829)	(1,595)

Net realized gains on investments	6,304	7,504

Other-than-temporary impairment losses:
Fixed-maturity securities	(117)	(144)
Equity securities	(2,604)	—

Total other-than-temporary impairment losses recognized in earnings	(2,721)	(144)

Total net realized investment gains (losses)	$3,583	$7,360

Tower	$(393)	$8,237
Reciprocal Exchanges	3,976	(877)

Total net realized investment gains (losses)	$3,583	$7,360

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

For the non-structured fixed-maturity securities (U.S. Treasury and Agency securities, municipal bonds, and corporate debt), unrealized losses are reviewed to determine whether full recovery of principal and interest will be received. The estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. The determination of recovery value incorporates an issuer valuation assumption utilizing one or a combination of valuation methods as deemed appropriate by management. The present value of the cash flows is determined by applying the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment) and an estimated recovery time frame. For securities for which the issuer is financially troubled but not in bankruptcy, that time frame is generally longer. Included in the present value calculation are expected principal and interest payments; however, for securities for which the issuer is classified as bankrupt or in default, the present value calculation assumes no interest payments and a single recovery amount. In situations for which a present value of cash flows cannot be estimated, a write-down to fair value is recorded.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the amount of fixed-maturity and equity securities that were OTTI for the three months ended March 31, 2012 and 2011. This resulted in recording impairment write-downs included in net realized investment gains (losses), and reduced the unrealized loss in other comprehensive net income:

	Three Months Ended March 31,
($ in thousands)	2012	2011
Corporate and other bonds	$(89)	$—
Commercial mortgage-backed securities	—	(97)
Residential mortgage-backed securities	(28)	(71)
Equities	(2,604)	—

Other-than-temporary-impairments	(2,721)	(168)
Portion of loss recognized in accumulated other comprehensive income (loss)	—	24

Impairment losses recognized in earnings	$(2,721)	$(144)

Tower	$(2,721)	$(144)
Reciprocal Exchanges	—	—

Impairment losses recognized in earnings	$(2,721)	$(144)

The following table provides a rollforward of the cumulative amount of OTTI for securities still held showing the amounts that have been included in earnings on a pretax basis for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
($ in thousands)	2012	2011
Balance, January 1,	$12,666	$18,075
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	89	—
OTTI has been previously recognized	28	144
Reductions due to:
Securities sold during the period (realized)	(6,699)	(3,095)

Balance, March 31,	$6,084	$15,124

Unrealized Losses

There are 266 securities at March 31, 2012, including fixed maturities and equity securities, which account for the gross unrealized loss, none of which is deemed by management to be OTTI. Temporary losses on corporate and other bonds result from purchases made in a lower interest rate environment or lower yield spread environment. In addition, there have been some ratings downgrades on certain of these securities. After analyzing the credit quality, balance sheet strength and company outlook, management believes these securities will recover in value. The structured securities that had significant unrealized losses resulted primarily from declines in both residential and commercial real estate prices. To the extent projected cash flows on structured securities change adversely, they would be considered OTTI, and an impairment loss would be recognized in the current period. Management considered all relevant factors, including expected recoverability of cash flows, in assessing whether a loss was other-than-temporary. The Company does not intend to sell these fixed maturity securities, and it is not more likely than not that these securities will be sold before recovering their cost basis.

For all fixed-maturity securities in an unrealized loss position at March 31, 2012, the Company has received all contractual interest payments (and principal if applicable). Based on the continuing receipt of cash flow and the foregoing analyses, management expects continued timely payments of principal and interest and considers the losses to be temporary.

The unrealized loss position associated with the fixed-maturity portfolio was $4.5 million as of March 31, 2012, consisting primarily of corporate bonds and mortgage-backed securities of $3.6 million. The total fixed-maturity portfolio of gross unrealized losses included 247 securities which were, in aggregate, approximately 1.3% below amortized cost. Of the 247 fixed maturity investments identified, 22 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these investments at March 31, 2012 was $0.3 million. Management does not consider these investments to be other-than-temporarily impaired.

For common stocks, there were 12 securities in a loss position at March 31, 2012 totaling $3.0 million. Management evaluated the financial condition of the common stock issuers, the severity and duration of the impairment, and our ability and intent to hold to recovery. The evaluation consisted of a detailed review, including but not limited to some or all of the following factors for each security: the current S&P rating, analysts’ reports, past earnings trends and analysts’ earnings expectations for the next 12 months, liquidity, near-term financing risk, and whether the company was currently paying dividends on its equity securities. Management does not consider these investments to be other-than-temporarily impaired.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information regarding invested assets that were in an unrealized loss position at March 31, 2012 and December 31, 2011 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
March 31, 2012
U.S. Treasury securities	$94,704	$(33)	$—	$—	$94,704	$(33)
U.S. Agency securities	4,631	(56)	—	—	4,631	(56)
Municipal bonds	47,887	(443)	—	—	47,887	(443)
Corporate and other bonds
Finance	33,614	(1,033)	860	(8)	34,474	(1,041)
Industrial	59,964	(1,480)	1,742	(44)	61,706	(1,524)
Utilities	5,582	(188)	—	—	5,582	(188)
Commercial mortgage-backed securities	20,760	(422)	—	—	20,760	(422)
Residential mortgage-backed securities
Agency backed	28,885	(153)	22	—	28,907	(153)
Non-agency backed	1,169	(70)	2,911	(177)	4,080	(247)
Asset-backed securities	28,917	(315)	1,743	(29)	30,660	(344)

Total fixed-maturity securities	326,113	(4,193)	7,278	(258)	333,391	(4,451)
Preferred stocks	10,726	(165)	1,473	(76)	12,199	(241)
Common stocks	49,201	(2,979)	—	—	49,201	(2,979)

Total, March 31, 2012	$386,040	$(7,337)	$8,751	$(334)	$394,791	$(7,671)

Tower	$345,579	$(6,882)	$7,952	$(307)	$353,531	$(7,189)
Reciprocal Exchanges	40,461	(455)	799	(27)	41,260	(482)

Total, March 31, 2012	$386,040	$(7,337)	$8,751	$(334)	$394,791	$(7,671)

December 31, 2011
U.S. Treasury securities	$92,001	$(13)	$—	$—	$92,001	$(13)
Municipal bonds	13,449	(255)	—	—	13,449	(255)
Corporate and other bonds
Finance	138,986	(4,610)	251	(5)	139,237	(4,615)
Industrial	57,357	(2,141)	3,519	(145)	60,876	(2,286)
Utilities	1,902	(61)	—	—	1,902	(61)
Commercial mortgage-backed securities	26,130	(2,564)	—	—	26,130	(2,564)
Residential mortgage-backed securities
Agency backed	19	(1)	12	—	31	(1)
Non-agency backed	13,294	(318)	4,609	(583)	17,903	(901)
Asset-backed securities	29,624	(647)	610	(9)	30,234	(656)

Total fixed-maturity securities	372,762	(10,610)	9,001	(742)	381,763	(11,352)
Preferred stocks	17,773	(644)	1,303	(246)	19,076	(890)
Common stocks	44,132	(4,194)	—	—	44,132	(4,194)

Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

Tower	$398,989	$(14,160)	$8,264	$(915)	$407,253	$(15,075)
Reciprocal Exchanges	35,678	(1,288)	2,040	(73)	37,718	(1,361)

Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

Management evaluated the severity of the impairment in relation to the carrying values for the securities referred to above and considered all relevant factors in assessing whether the loss was other-than-temporary. Management does not intend to sell its fixed-maturity securities, and it is not more likely than not that fixed maturity and equity securities will be sold until there is a recovery of fair value to the original cost basis; which may be at maturity for the fixed income securities.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Fixed-Maturity Investment—Time to Maturity

The following table shows the composition of the fixed-maturity portfolio by remaining time to maturity at March 31, 2012 and December 31, 2011. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date.

	Tower		Reciprocal Exchanges		Total
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
March 31, 2012
Remaining Time to Maturity
Less than one year	$40,075	$40,533	$220	$223	$40,295	$40,756
One to five years	487,403	502,819	34,174	35,611	521,577	538,430
Five to ten years	554,426	587,612	59,124	62,332	613,550	649,944
More than 10 years	433,048	466,052	93,929	98,496	526,977	564,548
Mortgage and asset-backed securities	520,283	557,755	89,959	96,131	610,242	653,886

Total	$2,035,235	$2,154,771	$277,406	$292,793	$2,312,641	$2,447,564

December 31, 2011
Remaining Time to Maturity
Less than one year	$40,201	$40,529	$44,238	$44,942	$84,439	$85,471
One to five years	479,721	491,904	81,566	83,743	561,287	575,647
Five to ten years	563,830	593,838	21,522	22,797	585,352	616,635
More than 10 years	427,357	458,536	48,818	51,480	476,175	510,016
Mortgage and asset-backed securities	535,823	568,813	92,036	97,092	627,859	665,905

Total	$2,046,932	$2,153,620	$288,180	$300,054	$2,335,112	$2,453,674

Other Invested Assets

The following table shows the composition of the other invested assets as of March 31, 2012 and December 31, 2011:

($ in thousands)	March 31, 2012	December 31, 2011
Limited partnerships, equity method	$15,618	$12,459
Real estate, amortized cost	7,307	6,888
Securities reported under the fair value option	24,914	25,000

Total	$47,839	$44,347

In December 2011, the Company purchased two securities for which it elected the fair value option. This election was made to simplify the accounting for these instruments which contain embedded derivatives and other features.

The fair value of the limited partnerships in the table above approximates their carrying value under the equity method of accounting. The fair value of these limited partnerships is Level 3 pursuant to the fair value hierarchy. See “Note 5 – Fair Value Measurements” below. As of March 31, 2012, the Company had future funding commitments of $24.0 million to these limited partnerships.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

As at March 31, 2012 and December 31, 2011, the Company’s financial instruments carried at fair value are allocated among levels as follows:

($ in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2012
Fixed-maturity securities
U.S. Treasury securities	$—	$189,549	$—	$189,549
U.S. Agency securities	—	81,319	—	81,319
Municipal bonds	—	777,409	—	777,409
Corporate and other bonds	—	745,402	—	745,402
Commercial mortgage-backed securities	—	257,166	—	257,166
Residential mortgage-backed securities
Agency	—	318,575	—	318,575
Non-agency	—	19,052	—	19,052
Asset-backed securities	—	59,092	—	59,092

Total fixed-maturities	—	2,447,564	—	2,447,564
Equity securities	118,621	—	—	118,621

Total investments at fair value	118,621	2,447,564	—	2,566,185
Other invested assets (1)	—	—	24,914	24,914
Other liabilities
Interest rate swap contracts	—	(7,579)	—	(7,579)

Total, March 31, 2012	$118,621	$2,439,985	$24,914	$2,583,520

Tower	$111,840	$2,147,191	$24,914	$2,283,945
Reciprocal Exchanges	6,781	292,794	—	299,575

Total, March 31, 2012	$118,621	$2,439,985	$24,914	$2,583,520

December 31, 2011
Fixed-maturity securities
U.S. Treasury securities	$—	$156,142	$—	$156,142
U.S. Agency securities	—	117,190	—	117,190
Municipal bonds	—	736,714	—	736,714
Corporate and other bonds	—	777,723	—	777,723
Commercial mortgage-backed securities	—	253,167	—	253,167
Residential mortgage-backed securities
Agency	—	320,276	—	320,276
Non-agency	—	31,609	—	31,609
Asset-backed securities	—	60,853	—	60,853

Total fixed-maturities	—	2,453,674	—	2,453,674
Equity securities	89,345	—	—	89,345
Short-term investments	—	—	—	—

Total investments	89,345	2,453,674	—	2,543,019
Other invested assets (2)	—	—	25,000	25,000
Interest rate swap contracts	—	(7,384)	—	(7,384)

Total, December 31, 2011	$89,345	$2,446,290	$25,000	$2,560,635

Tower	$87,479	$2,146,236	$25,000	$2,258,715
Reciprocal Exchanges	1,866	300,054	—	301,920

Total, December 31, 2011	$89,345	$2,446,290	$25,000	$2,560,635

(1)	$24.9 million of the Other invested assets balance at March 31, 2012 is reported at fair value. $22.9 million of Other invested assets is reported under the equity method of accounting or at amortized cost.
(2)	$25.0 million of the Other invested assets balance at December 31, 2011 is reported at fair value. $19.3 million of Other invested assets is reported under the equity method of accounting or at amortized cost.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Substantially all of the portfolio valuations at March 31, 2012 classified as Level 1 or Level 2 in the above table is priced by utilizing the services of several independent pricing services that provide the Company with a price quote for each security. There were no adjustments made to the prices obtained from the independent pricing sources and dealers on securities classified as Level 1 or Level 2.

In 2012, there were no transfers of investments between Level 1 and Level 2 or between Level 2 and Level 3.

The fair values of the interest rate swaps were derived by using an industry standard swap valuation model with market based inputs for swaps having similar characteristics.

In December 2011, the Company purchased two securities. These securities are reported in other invested assets and have been classified as Level 3 of the fair value hierarchy. Management utilizes a discounted flow analysis to derive the fair values. For one security, which matures in 2015 and whose cash flows are supported by underlying short-term loans, the significant unobservable inputs include the underlying short-term loans’ probability of default and loss severity, and a discount for the security’s lack of marketability. Increases in the probability of default and loss severity assumptions (which generally move directionally with each other) would have the effect of decreasing the fair value of this security. The Company obtains credit ratings on the underlying short-term loans quarterly and considers these ratings when updating its assumptions. The second security is an equity instrument which entitles the Company to residual interests of a finite life special purpose vehicle. The significant unobservable inputs include the estimated losses to be incurred by the vehicle and the equity instrument’s lack of marketability. The Company obtains quarterly financial data from the vehicle and evaluates the estimated incurred loss figure. An increase in the vehicle’s estimated incurred losses would have the effect of decreasing the instrument’s fair value.

Management is responsible for the determination of the value of the investments carried at fair value and the supporting methodologies and assumptions Management has reviewed the pricing techniques and methodologies of the independent pricing sources and believes that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. Management monitors security-specific valuation trends and discusses material changes or the absence of expected changes with the portfolio managers to understand the underlying factors and inputs and to validate the reasonableness of pricing. Management also back-tests the prices on numerous sales of securities during the year to validate the previous pricing provided as well as utilizes other pricing sources to validate the pricing provided by our primary provider of the majority of the non-U.S. Treasury securities and non-agency securities included in Level 2.

The following table summarizes changes in Level 3 assets measured at fair value for the three months ended March 31, 2012 and 2011 for Tower (the Reciprocal Exchanges have no Level 3 assets):

	Three Months Ended March 31,
($ in thousands)	2012	2011
Beginning balance, January 1	$25,000	$2,058
Total gains (losses)-realized / unrealized
Included in net income	(86)	(1,067)
Included in other comprehensive income (loss)	—	—
Purchases, issuances and settlements	—	—
Net transfers into (out of) Level 3	—	(991)

Ending balance, March 31,	$24,914	$—

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 6—Loss and Loss Adjustment Expense

The following table provides a reconciliation of the beginning and ending consolidated balances for unpaid losses and loss adjustment expense (“LAE”) for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012			2011
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total
Balance at January 1,	$1,495,839	$136,274	$1,632,113	$1,439,106	$171,315	$1,610,421
Less reinsurance recoverables on unpaid losses	(308,411)	(11,253)	(319,664)	(271,298)	(11,384)	(282,682)

	1,187,428	125,021	1,312,449	1,167,808	159,931	1,327,739
Net reserves, at fair value, of acquired entities	—	—	—	—	—	—
Incurred related to:
Current year	229,994	24,531	254,525	208,437	29,952	238,389
Prior years unfavorable/(favorable) development	13,256	(288)	12,968	8,011	(6,224)	1,787

Total incurred	243,250	24,243	267,493	216,448	23,728	240,176
Paid related to:
Current year	79,504	17,428	96,932	46,688	13,367	60,055
Prior years	158,829	12,123	170,952	161,388	20,097	181,485

Total paid	238,333	29,551	267,884	208,076	33,464	241,540

Net balance at end of period	1,192,345	119,713	1,312,058	1,176,180	150,195	1,326,375
Add reinsurance recoverables on unpaid losses	262,476	22,905	285,381	278,595	11,757	290,352

Balance at March 31,	$1,454,821	$142,618	$1,597,439	$1,454,775	$161,952	$1,616,727

Incurred losses and LAE for the three months ended March 31, 2012 attributable to insured events of prior years increased by $13.0 million. Excluding the Reciprocal Exchanges, the incurred losses and LAE from prior accident years increased by $13.3 million. Excluding the Reciprocal Exchanges, there was net adverse loss development of $11.9 million in Commercial Insurance and $1.3 million in Personal Insurance for the three months ended March 31, 2012. During the quarter the Company’s actuaries completed their annual review of loss development factors to reflect loss data observed through December 31, 2011. The unfavorable development in Commercial Insurance arises from changes in estimated ultimate losses for accident years 2010 and prior based on reserve studies completed during the quarter, and the majority of these changes arise from the updated loss development factors. The unfavorable development in Personal Insurance was mostly from Automobile Physical Damage attributable to accident year 2011.

The Reciprocal Exchanges reported favorable development on prior accident years of $0.3 million during the three months ended March 31, 2012.

The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 63.7% and 63.2% for the three months ended March 31, 2012 and 2011, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 64.2% and 64.7% for the three months ended March 31, 2012 and 2011, respectively. The Reciprocal Exchanges’ net loss ratio was 58.4% and 52.4% for the three months ended March 31, 2012 and 2011, respectively.

Prior year development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects, although we recorded changes in ceding commissions on reinsurance treaties that we purchase where commissions are adjustable based on loss experience. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

As of March 31, 2012, unamortized reserve for risk premium of $5.4 million and $1.9 million related to Tower and the Reciprocal Exchanges, respectively, were included in unpaid losses and LAE. As of December 31, 2011, unamortized reserve for risk premium of $7.2 million and $2.5 million related to Tower and the Reciprocal Exchanges, respectively, were included in unpaid losses and LAE.

Loss and loss adjustment expense reserves. The reserving process for loss and LAE reserves provides for the Company’s best estimate at a particular point in time of the ultimate unpaid cost of all losses and LAE incurred, including settlement and administration of losses, and is based on facts and circumstances then known and including losses that have been incurred but not yet been reported. The process includes using actuarial methodologies to assist in establishing these estimates, judgments relative to estimates of future claims severity and frequency, the length of time before losses will develop to their ultimate level and the changes in the law and other external factors that are often beyond the Company’s control. The actuarial methods include loss ratio

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

projections, loss development projections, and Bornhuetter-Ferguson (“B-F”) method projections. The actuaries’ best estimates are the result of numerous analyses made by line of business, accident year, and for loss, allocated loss adjustment expense (“ALAE”) and unallocated loss adjustment expense (“ULAE”), and the actuarial analyses also consider input from underwriting and claims managements about the nature of the underlying risks, claims and other trends in the business.

Management sets the Company’s carried reserves based upon the actuaries’ best estimates and other considerations, and the difference between the Company’s estimates of loss and LAE and reported losses is recorded in IBNR. The amount of loss and LAE reserves for reported claims is based primarily upon a case-by-case evaluation of coverage, liability, injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and LAE reserves for unreported claims are determined using historical information by line of insurance as adjusted to current conditions.

Included in the reserves for the loss and LAE reserves at March 31, 2012 and December 31, 2011 is $3.7 million and $3.7 million, respectively, of tabular reserve discount for workers’ compensation and excess workers’ compensation claims.

The Company has long defended third-party liability claims utilizing attorneys who are employees of the Company and has realized significant savings in defense costs as compared with claims defended by outside attorneys. For third-party liability claims defended by employed attorneys, the Company allocates to each of these litigated claims 50% of the fixed fee when litigation on a particular claim begins and 50% of the fee when the litigation is closed. The standard fee is calculated based upon the projected number of litigated claims and expected closing patterns at the beginning of each year, as well as the projected budget for the Company’s in-house attorneys, and these amounts are subject to adjustment each quarter based upon actual experience. Because of the cost advantage for ALAE utilizing employed attorneys, the Company has been increasing the number of employed attorneys. Currently, the Company is handling over 85% of new litigated third-party claims utilizing attorneys who are employees of the Company.

Due to the inherent uncertainty associated with the reserving process, the ultimate liability for losses and LAE may differ, perhaps substantially, from the Company’s estimate. Loss and LAE reserve estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. Loss and LAE reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Specifically, on at least a quarterly basis, the Company reviews, by line of business, existing reserves, new claims, changes to existing case reserves and paid losses with respect to the current and prior accident years.

The Company segregates data for estimating loss and LAE reserves into lines of business. Property lines include Fire, Homeowners, CMP Property, Multi-Family Dwellings, Fire and Allied Lines, Inland Marine and Automobile Physical Damage Casualty lines include CMP Liability, Other Liability, Workers’ Compensation, Commercial Automobile Liability, and Personal Automobile Liability. The Company also analyzes and records loss and LAE reserves separately for Commercial Insurance and Personal Insurance.

Two key assumptions that materially impact the estimate of loss and LAE reserves are the loss ratio estimate for the current accident year and the loss development factor selections for all accident years. The loss ratio estimate for the current accident year is selected after reviewing historical accident year loss ratios adjusted for rate changes, trend, and mix of business. As an accident year matures the ultimate loss and LAE is estimated by giving more weight to reported loss and LAE by utilizing the B-F method or loss development methods.

Note 7—Stockholders’ Equity

Shares of Common Stock Issued

For the three months ended March 31, 2012 and 2011, 0 and 23,500 new common shares, respectively, were issued as the result of employee stock option exercises and 321,178 and 613,502 new common shares, for the same periods, respectively, were issued as the result of restricted stock grants.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2012 and 2011, 96,861 and 58,418 shares, respectively, of common stock were purchased from employees in connection with the vesting of restricted stock issued under the 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of employees as permitted under the Plan in order to pay the expected amount of tax liability owed by the employees from the vesting of those shares. In addition, for the three months ended March 31, 2012 and 2011, 4,283 and 1,318 shares, respectively, of common stock were surrendered as a result of restricted stock forfeitures.

Share Repurchase Program

The Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. In the three months ended March 31, 2012 and 2011, 0.0 million and 0.7 million shares, respectively, of common stock were purchased under these programs at an aggregate consideration of $0.0 million and $17.6 million, respectively. As of March 31, 2012, the original $100 million share purchase program had been fully utilized and $47.4 million remained available for future share repurchases under the new program.

Dividends Declared

Dividends on common stock of $7.4 million and $5.1 million for the three months ended March 31, 2012 and 2011, respectively, were declared.

On May 3, 2012, the Board of Directors approved a quarterly dividend of $0.1875 per share payable on June 22, 2012 to stockholders of record as of June 11, 2012.

Note 8—Debt

The Company’s borrowings consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility	$50,000	$50,000	$50,000	$50,000
Convertible senior notes	142,532	161,625	141,843	150,743
Subordinated debentures	235,058	234,513	235,058	234,550

Total	$427,590	$446,138	$426,901	$435,293

The fair value of the convertible senior notes in the table above are determined utilizing pricing for similar instruments in active markets and the fair value of the subordinated debentures in the table above are based on discounted cash flow analysis. The significant inputs used for fair value are considered Level 2 in the fair value hierarchy.

Total interest expense incurred, including interest expense on the funds held liabilities was $7.6 million and $8.1 million for the three months ended March 31, 2012 and 2011, respectively.

Interest Rate Swaps

In October 2010, the Company entered into interest rate swap contracts (the “Swaps”) with $190 million notional value to manage interest costs and cash flows associated with the floating rate subordinated debentures. The Swaps have terms of five years. The Swaps convert the subordinated debentures’ to rates ranging from 5.1% to 5.9%. As of March 31, 2012 and December 31, 2011, the Swaps had a fair value of $7.6 million and $7.4 million in a liability position, respectively, and are reported in Other Liabilities.

The Company has designated and accounts for the Swaps as cash flow hedges. The Swaps are considered to have no ineffectiveness and changes in their fair values will be recorded in Accumulated Other Comprehensive Income (“AOCI”), net of tax. For the three months ended March 31, 2012 and 2011, $0.5 million and $72,407, respectively, was reclassified from AOCI to interest expense for the effects of the hedges. As of March 31, 2012, the Company had collateral on deposit with the counterparty amounting to $7.8 million pursuant to its Credit Support Annex.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Credit Facility

On February 15, 2012, the Company amended its $125.0 million credit facility by increasing borrowing capacity up to $150 million, extending the maturity date out to February 15, 2016, and resetting borrowing fees to more favorable current market terms. The credit facility is used for general corporate purposes. The original credit facility was entered into on May 14, 2010 and had an expiration date of May 14, 2013.

The Company may request that the facility be increased by an amount not to exceed $50 million. The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements to maintain certain consolidated net worth, debt to capitalization ratios, minimum risk-based capital and minimum statutory surplus. The credit facility also provides for customary events of default, including failure to pay principal when due, failure to pay interest or fees within three days after becoming due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its material subsidiaries, the occurrence of certain material judgments, or a change in control of the Company, and upon an event of default the administrative agent (subject to the consent of the requisite percentage of the lenders) may immediately terminate the obligations to make loans and to issue letters of credit, declare the Company’s obligations under the credit facility to become immediately due and payable, and require the Company to deposit in a collateral account cash collateral with a value equal to the then outstanding amount of the aggregate face amount of any outstanding letters of credit. The Company was in compliance with all covenants under the credit facility at March 31, 2012.

The Company had $50.0 million and $50.0 million outstanding as of March 31, 2012 and December 31, 2011, respectively. The weighted average interest rate on the amount outstanding as of March 31, 2012 was 2.0%.

Convertible Senior Notes

In September 2010, the Company issued $150.0 million principal amount of 5.0% convertible senior notes (“the Notes”), which mature on September 15, 2014. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2011. Holders may convert their Notes into cash or common shares, at the Company’s option, at any time on or after March 15, 2014 or earlier under certain circumstances determined by: (i) the market price of the Company’s stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate transactions. Upon conversion, the Company intends to settle its obligation either entirely or partially in cash. The conversion rate at March 31, 2012 is 36.7925 shares of common stock per $1,000 principal amount of the Notes (equivalent to a conversion price of $27.18 per share), subject to adjustment upon the occurrence of certain events. Additionally, in the event of a fundamental change, the holders may require the Company to repurchase the Notes for a cash price equal to 100% of the principal plus any accrued and unpaid interest.

The proceeds from the issuance of the Notes were allocated to the liability component and the embedded conversion option, or equity component. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $11.5 million and $5.0 million of deferred origination costs relating to the liability component are being amortized into interest expense over the term of the Notes. After considering the contractual interest payments and amortization of the original issue discount, the Notes’ effective interest rate is 7.2%. Transaction costs of $0.4 million associated with the equity component were netted with the equity component in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $2.9 million for the three months ended March 31, 2012.

The following table shows the amounts recorded for the Notes as of March 31, 2012 and December 31, 2011:

($ in thousands)	March 31, 2012	December 31, 2011
Liability component
Outstanding principal	$150,000	$150,000
Unamortized OID	(7,468)	(8,157)

Liability component	142,532	141,843

Equity component, net of tax	$7,469	$7,469

To the extent the market value per share of the Company’s common stock exceeds the conversion price, the Company will use the “treasury stock” method in calculating the dilutive effect on earnings per share.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

In September 2010, the Company paid $15.3 million for the Note Hedges which cover 5.5 million shares of common stock at a strike price of $27.18 per share at March 31, 2012, subject to anti-dilution provisions, and are exercisable upon conversion of the Notes. The Note Hedges have been accounted for as an adjustment to the Company’s paid-in-capital, net of deferred taxes.

In September 2010, the Company received $3.8 million for Warrants sold to the financial institutions. The Warrants provide for the acquisition of 5.5 million shares of common stock at a strike price of $33.04 per share at March 31, 2012, subject to anti-dilution adjustments. The Warrants have been accounted for as an adjustment to the Company’s paid-in-capital.

To the extent the Company’s common stock price is above $27.18 but below the Warrant strike price of $33.04, there is no dilutive effect to common stockholders’ equity because the Note Hedge offsets any shares to be issued under the Notes. If the market value per share of the Company’s common stock exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s net income per share.

Note 9—Stock Based Compensation

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

Restricted Stock

The following table provides an analysis of restricted stock activity for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1	988,607	$23.44	591,675	$23.10
Granted	321,178	23.08	613,502	23.91
Vested	(378,365)	23.88	(185,264)	23.38
Forfeitures	(4,283)	23.57	(1,318)	22.28
Outstanding, March 31,	927,137	$23.09	1,018,595	$23.54

Stock Options

The following table provides an analysis of stock option activity for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, January 1	855,530	$20.01	917,155	$19.62
Exercised	—	—	(23,500)	8.50
Outstanding, March 31	855,530	$20.14	893,655	$20.31
Exercisable, March 31	855,530	$20.14	838,441	$20.42

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Stock Based Compensation Expense

The following table provides an analysis of stock based compensation expense for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
($ in thousands)	2012	2011
Restricted stock
Expense, net of tax	$1,464	$1,221
Value of shares vested	5,622	4,396
Value of unvested shares	20,796	24,373
Stock options
Intrinsic value of outstanding options	2,704	3,834
Intrinsic value of vested outstanding options	2,704	3,544
Unrecognized compensation expense
Non-vested stock options, net of tax	—	102
Unvested restricted stock, net of tax	12,791	21,325
Weighted average years expense will be recognized	2.8	2.8

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

The following table shows the computation of the earnings per share pursuant to the two-class method:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011
Numerator
Net income attributable to Tower Group, Inc.	$20,634	$25,685
Denominator
Weighted average common shares outstanding	39,233	41,794
Effect of dilutive securities:
Stock options	74	132
Other	—	4
Weighted average common and potential dilutive shares outstanding	39,307	41,930
Earnings per share attributable to Tower stockholders - basic
Common stock:
Distributed earnings	$0.19	$0.13
Undistributed earnings	0.34	0.48
Total	0.53	0.61
Earnings per share attributable to Tower stockholders - diluted	$0.52	$0.61

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For the three months ended March 31, 2012 and 2011, 166,700 and 193,000, respectively, options and other common stock equivalents to purchase Tower shares were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11—Segment Information

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Business segments results are as follows:

	Three Months Ended March 31,
($ in thousands)	2012	2011
Commercial Insurance Segment
Revenues
Premiums earned	$297,835	$251,768
Ceding commission revenue	10	4,018
Policy billing fees	1,513	764
Total revenues	299,358	256,550
Expenses
Loss and loss adjustment expenses	201,438	164,490
Underwriting expenses	103,796	87,228
Total expenses	305,234	251,718
Underwriting profit (loss)	$(5,876)	$4,832

Personal Insurance Segment
Revenues
Premiums earned	$122,323	$128,027
Ceding commission revenue	5,153	4,163
Policy billing fees	1,621	1,414
Total revenues	129,097	133,604
Expenses
Loss and loss adjustment expenses	66,055	75,686
Underwriting expenses	54,398	54,273
Total expenses	120,453	129,959
Underwriting profit (loss)	$8,644	$3,645
Tower	$8,892	$3,214
Reciprocal Exchanges	(248)	431
Total underwriting profit (loss)	$8,644	$3,645

Insurance Services Segment
Revenues
Management fee income	$6,862	$6,695
Other revenue	497	602
Total revenues	7,359	7,297
Expenses
Other expenses	4,463	5,041
Total expenses	4,463	5,041
Insurance services pretax income	$2,896	$2,256

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table reconciles revenue by segment to consolidated revenues:

	Three Months Ended March 31,
($ in thousands)	2012	2011
Commercial insurance segment	$299,358	$256,550
Personal insurance segment	129,097	133,604
Insurance services segment	7,359	7,297
Total segment revenues	435,814	397,451
Elimination of management fee income	(6,862)	(6,695)
Net investment income	33,943	32,378
Net realized gains (losses) on investments, including other-than-temporary impairments	3,583	7,360
Consolidated revenues	$466,478	$430,494

The following table reconciles the results of the Company’s individual segments to consolidated income before income taxes:

	Three Months Ended March 31,
($ in thousands)	2012	2011
Commercial insurance segment underwriting profit (loss)	$(5,876)	$4,832
Personal insurance segment underwriting profit	8,644	3,645
Insurance services segment pretax income	2,896	2,256
Net investment income	33,943	32,378
Net realized gains on investments, including other-than-temporary impairments	3,583	7,360
Corporate expenses	(2,861)	(3,095)
Acquisition-related transaction costs	(1,262)	(12)
Interest expense	(7,576)	(8,100)
Income before income taxes	$31,491	$39,264

Note 12—Contingencies

Legal Proceedings

On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (“TICNY”), a wholly-owned subsidiary of Tower Group, Inc., in the United States District Court for the District of New Jersey seeking, inter alia, to recover $6.1 million under various retrocessional contracts pursuant to which TICNY reinsures Munich. On June 22, 2009, TICNY filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover $2.8 million under various reinsurance contracts pursuant to which Munich reinsures TICNY. (A separate action commenced by Munich against TICNY on June 17, 2009 in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access to TICNY’s books and records pertaining to various quota share agreements, to which TICNY filed its answer on July 7, 2009, was subsequently dismissed pursuant to the stipulation of the parties on March 17, 2010.) The parties have now concluded discovery. On July 15, 2011, TICNY paid $3.3 million to Munich to resolve a portion of the dispute. On December 22, 2011, the court granted partial summary judgment with respect to certain of the claims and defenses in the litigation. On March 23, 2012, the Court ruled that Munich was entitled to approximately $168,000 from TICNY in pre-judgment interest on the amount of $3.3 million that TICNY had paid to Munich on July 15, 2011. The Company is unable to estimate a possible loss or range of loss.

On May 12, 2010, Mirabilis Ventures, Inc. (“Mirabilis”) commenced an action against Specialty Underwriters’ Alliance Insurance Co. (“SUA”, now known as CastlePoint National Insurance Company (“CNIC”), a subsidiary of Tower Group, Inc.) and Universal Reinsurance Co., Ltd., an unrelated entity, in the United States District Court for the Middle District of Florida. The Complaint is based upon a Worker’s Compensation/Employer’s Liability policy issued by SUA to AEM, Inc. (“AEM”), to whose legal rights Mirabilis is alleged to have succeeded as a result of the Chapter 11 bankruptcy of AEM. The Complaint, which includes claims against SUA for breach of contract and breach of the duty of good faith, alleges that SUA failed to properly audit AEM’s operations to determine AEM’s worker’s compensation exposure for two policy years, in order to compute the premium owed by AEM, such that SUA owes Mirabilis the principal sum of $3.4 million for one policy year and $0.6 million

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

for the other policy year, plus interest and costs. On July 30, 2010, CNIC answered the Complaint and asserted nine separate counterclaims, to which Mirabilis responded on September 3, 2010. Since that time, Mirabilis has filed an amended complaint that failed to add any defenses against Mirabilis, and CNIC subsequently filed a motion for summary judgment on all of Mirabilis’ claims. On March 15, 2012, Mirabilis and CNIC entered into a settlement agreement and mutual release, pursuant to which Mirabilis agreed to withdraw all of its claims against CNIC and CNIC agreed to withdraw its counterclaims against Mirabilis. Neither party was required to pay any money under the terms of the settlement. On March 20, 2012, the Court ordered dismissal of the case. On March 26, 2012, CNIC filed a stipulation of final order and the case was dismissed with prejudice and terminated.

Note 13—Subsequent Event

On April 25, 2012 the Company announced that it has committed to invest $75 million (based on the current exchange rate) in Canopius Group, Ltd. (“Canopius”), a privately owned Lloyd’s insurance holding company domiciled in Guernsey, Channel Islands. Canopius’s principal business is insurance and reinsurance underwriting through Lloyd’s syndicates managed by Canopius Managing Agents Limited (“CMA”) and reinsurance through Canopius Bermuda Limited (“CBL”). The investment is subject to completion of the acquisition by Canopius of Omega Insurance Holdings Limited (“Omega”), an international insurance and reinsurance group listed on the London Stock Exchange and domiciled in Bermuda.

Under the terms of the agreements executed by Tower and Canopius, should Canopius close its proposed acquisition of Omega, Tower would acquire 10.7% of the ordinary share capital of Canopius (the “Investment”) and have the right to appoint one member of the Canopius board of directors. Canopius has also committed to assist Tower, at Tower’s option, with the establishment of a presence at Lloyd’s (the “Lloyd’s Transaction”), subject to the required approval of Lloyd’s and the Financial Services Authority. Finally, Tower would acquire an option (the “Option”), exercisable in its sole discretion, to combine with the Bermuda reinsurance business currently operated by Canopius, which combination, if effected, is expected to enhance the profitability of Tower’s Bermuda reinsurance operations.

The Investment is subject to the completion of the acquisition of Omega by Canopius, which acquisition itself is subject to various conditions including the receipt of required regulatory approvals and the absence of any legal impediment to the Investment. The Lloyd’s Transaction and the exercise of the Option are subject to the execution of definitive documentation, to the approval of Tower’s Board of Directors, to the completion of the acquisition of Omega by Canopius and to any other applicable approvals including, with respect to the Lloyd’s Transaction, the approval of Lloyd’s and the FSA. Should Canopius’s acquisition of Omega not be completed, Tower would not be required to effect the Investment, but would remain a reinsurer of Canopius under its existing reinsurance arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note on Forward-Looking Statements

Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Form 10-Q may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and to the insurance sector in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the Federal securities laws or otherwise.

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. Any forward-looking statements you read in this Form 10-Q reflect our views as of the date of this Form 10-Q with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. Before making an investment decision, you should specifically consider all of the factors identified in this Form 10-Q that could cause actual results to differ.

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

The Company operates three business segments: Commercial Insurance, Personal Insurance and Insurance Services. Each of these segments is described below.

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

Our Personal Insurance segment offers a broad range of products designed to fit the insurance needs of most personal lines customers. This segment includes the business written in the Reciprocal Exchanges. Our personal lines products consist of homeowners, personal automobile and umbrella policies. In the first quarter of 2012, Tower sold one of its insurance subsidiaries to the Reciprocal Exchanges. As a result, the Reciprocal Exchanges have expanded their licensing and increased their capacity to write more business.

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

The following table provides a reconciliation of operating income to net income on a GAAP basis. The operating income is used to calculate operating earnings per share and operating return on average equity:

	Three Months Ended March 31,
($ in thousands)	2012	2011
Operating income	$21,921	$20,342
Net realized gains (losses) on investments, excluding gains (losses) attributable to Reciprocal Exchanges	(393)	8,237
Acquisition-related transaction costs	(1,262)	(12)
Income tax	368	(2,882)

Net income attributable to Tower Group, Inc.	$20,634	$25,685

Critical Accounting Estimates

As of March 31, 2012, there were no material changes to our critical accounting estimates; refer to the Company’s 2011 Annual Report on Form 10-K for a complete discussion of critical accounting estimates.

Critical Accounting Policies

See “Note 2—Accounting Policies and Basis of Presentation” for information related to updated accounting policies.

Consolidated Results of Operations

Our results of operations are discussed below in two parts, consolidated results of operations and the results of each of our three segments.

	Three Months Ended March 31,
	2012				2011
($ in thousands)	Tower	Reciprocal Exchanges	Elimina- tions(1)	Total	Tower	Reciprocal Exchanges	Elimina- tions(1)	Total
Net premiums written	$387,591	$38,093	$—	$425,684	$319,390	$40,628	$—	$360,018
Revenues
Net premiums earned	$378,669	$41,489	$—	$420,158	$334,537	$45,258	$—	$379,795
Ceding commission revenue	2,078	3,085	—	5,163	6,817	1,364	—	8,181
Insurance services revenue	7,359	—	(6,862)	497	7,297	—	(6,695)	602
Policy billing fees	3,002	132	—	3,134	2,034	144	—	2,178
Net investment income	32,257	3,349	(1,663)	33,943	30,688	3,344	(1,654)	32,378
Total net realized investment gains (losses)	(393)	3,976	—	3,583	8,237	(877)	—	7,360
Total revenues	422,972	52,031	(8,525)	466,478	389,610	49,233	(8,349)	430,494
Expenses
Loss and loss adjustment expenses	243,249	24,244	—	267,493	216,448	23,728	—	240,176
Direct and ceding commission expense	71,912	7,773	—	79,685	66,029	10,574	—	76,603
Other operating expenses	72,896	12,937	(6,862)	78,971	61,002	12,032	(6,695)	66,339
Acquisition-related transaction costs	1,262	—	—	1,262	12	—	—	12
Interest expense	7,576	1,663	(1,663)	7,576	8,100	1,654	(1,654)	8,100
Total expenses	396,895	46,617	(8,525)	434,987	351,591	47,988	(8,349)	391,230
Income before income taxes	26,077	5,414	—	31,491	38,019	1,245	—	39,264
Income tax expense	5,443	(3,593)	—	1,850	12,334	424	—	12,758
Net income	$20,634	$9,007	$—	$29,641	$25,685	$821	$—	$26,506

Ratios
Net calendar year loss and LAE	64.2%	58.4%		63.7%	64.7%	52.4%		63.2%
Net underwriting expenses	35.0%	42.2%		35.7%	32.9%	46.6%		34.5%
Net Combined	99.2%	100.6%		99.4%	97.6%	99.0%		97.7%

Return on Average Equity(2)	7.9%				9.9%

(1)

The Company eliminates transactions between Tower and the Reciprocal Exchanges for consolidated financial reporting purposes. These transactions include fees paid by the Reciprocal Exchanges to Tower for services provided by Tower pursuant to its management services agreements and investment income earned by Tower as the holder of surplus notes issued by the Reciprocal Exchanges.

(2)

For the three months ended March 31, 2012, the after-tax impact of acquisition-related transaction costs and net realized investment gains increased return on average equity by 0.5%. For the three months ended March 31, 2011, the after-tax impact of net realized investment gains decreased return on average equity by 2.1%.

Consolidated Results of Operations for the Three Months Ended March 31, 2012 and 2011

Total revenues. Total revenues increased by $36.0 million, or 8.4%, from $430.5 million for the three months ended March 31, 2011 to $466.5 million for the three month period ended March 31, 2012. This increase is attributed to an increase in earned premiums offset by declines in ceded commission revenues and net realized investment gains.

Premiums earned. Gross premiums earned for the three months ended March 31, 2012 and 2011 were $463.1 million and $423.9 million, respectively, for an increase of 9.3%. This increase is primarily a result of increased business in Tower’s programs and assumed reinsurance lines in the Commercial Insurance segment.

Ceded premiums earned declined $1.1 million to $43.0 million for the three months ended March 31, 2012 compared to $44.1 million in 2011. Ceded premiums earned declined from the prior year as Tower elected to not renew its liability quota share reinsurance treaty in 2011. In the first quarter of 2011, we recorded earnings on the business ceded in 2010. This decrease was offset by an increase in the percentage of homeowners business ceded pursuant to its homeowners quota share reinsurance treaty in 2012. We also purchase excess per risk and catastrophe reinsurance for all property lines.

Overall, net earned premiums increased $40.4 million, or 10.6%, to $420.2 million for the three month period ended March 31, 2012 from $379.8 million for the same period in the 2011.

Commission and fee income. Commission and fee income, comprised of ceding commission revenue, insurance services revenue and policy billing fees, decreased by $2.2 million, or 19.8%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This decrease is attributed to the non-renewal of our liability quota share reinsurance treaty in 2011. Ceding commission revenue for the three months ended March 31, 2011 included earnings from 2010 business ceded under the 2010 liability quota share treaty as well as earnings on the commission for our homeowners quota share treaty. Ceding commissions earned for the three month period ended March 31, 2012 relate primarily to commissions on our homeowners quota share treaty.

Net investment income and net realized gains (losses). Net investment income increased $1.6 million, or 4.8%, for the three months ended March 31, 2012 compared to 2011. The increase in net investment income resulted from an increase in average cash and invested assets for the three months ended March 31, 2012 compared to 2011. The increase in average cash and invested assets resulted from operating cash flows of $85.0 million generated in 2011. The positive cash flow from operations was the result of an increase in premiums collected from a growing book of business. The tax equivalent investment yield of our fixed maturity portfolio at amortized cost was 4.7% and 4.8% at March 31, 2012 and 2011, respectively. Operating cash invested in fixed income securities in 2012 and in 2011 has been affected by a low yield environment. We increased investments in high-yield securities and dividend paying equity securities to reduce the impact of this low interest rate environment.

We had net realized investment gains of $3.6 million for the three months ended March 31, 2012 compared to gains of $7.4 million in 2011. OTTI losses recorded in earnings for the three months ended March 31, 2012 were $2.7 million compared to $0.1 million of OTTI losses recorded for the same period in 2011.

Loss and loss adjustment expenses. The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 63.7% and 63.2% for the three months ended March 31, 2012 and 2011, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 64.2% and 64.7% for the three months ended March 31, 2012 and 2011, respectively. The Reciprocal Exchanges’ net loss ratio was 58.4% and 52.4% for the three months ended March 31, 2012 and 2011, respectively.

Incurred losses and LAE for the three months ended March 31, 2012 attributable to insured events of prior years were $13.0 million. Excluding the Reciprocal Exchanges, the incurred losses and LAE from prior accident years were $13.3 million. Excluding the Reciprocal Exchanges, there was net adverse loss development of $11.9 million in Commercial Insurance and $1.3 million in Personal Insurance for the three months ended March 31, 2012. During the quarter, our actuaries completed their annual review of loss development factors to reflect loss data observed through December 31, 2011. The unfavorable development in Commercial Insurance arises from changes in estimated ultimate losses for accident years 2010 and prior based on reserve studies completed during the quarter and reported loss development during the three months ended March 31, 2012. The majority of these changes arise from updated loss development factors affecting reserve estimates for discontinued program business in the workers compensation, other liability and auto liability lines. There was also higher than expected loss development in program business during the three months ended March 31, 2012. The unfavorable development in Personal Insurance was mostly from Automobile Physical Damage and attributable to accident year 2011.

The Reciprocal Exchanges reported favorable development on prior accident years of $0.3 million during the three months ended March 31, 2012.

Commission and Operating expenses. Operating expenses, which include direct and ceding commission expenses and other operating expenses, were $158.7 million for the three months ended March 31, 2012, an increase of 11.0% over the prior year, primarily due to increased business production and our ongoing efforts to build-out our information technology infrastructure to support our policy administration and claims processing needs. The net underwriting expense ratio increased to 35.7% in 2012 from 34.5% in 2011.

The consolidated gross underwriting expense ratio increased to 33.5% for the three month period ended March 31, 2012 from 32.9% in the same period in 2011. The commission portion of the gross underwriting expense ratio improved slightly to 17.2% for the three month period March 31, 2012 compared to 18.0% in 2011. The gross other underwriting expense (“OUE”) ratio, which includes boards, bureaus and taxes (“BB&T”), was 16.3% up from 14.9% for the three months ended March 31, 2012 and 2011, respectively. This increase is attributed to the increase in operating expenses associated with increased business production and information technology.

Acquisition-related transaction costs. Acquisition-related transaction costs for the three months ended March 31, 2012 were $1.3 million. These costs were negligible for the same period in 2011.

Interest expense. Interest expense declined $0.5 million to $7.6 million for the three months ended March 31, 2012 compared to $8.1 million for the same period in the prior year.

Income tax expense. Income tax expense decreased by $10.9 million from $12.8 million for the three months ended March 31, 2011 to $1.9 million for the three months ended March 31, 2012. This decline is mainly due to a $7.1 million out-of-period adjustment to correct the Company’s deferred income tax liability, which was overstated at December 31, 2011. The effective income tax rate (including state and local taxes) was 5.9% for the three months ended March 31, 2012. Excluding the out-of-period adjustment, the effective tax rate for the first quarter of 2012 would have been 28.4% compared to 32.5% for the same period in 2011. This decline in the effective tax rate is primarily attributed to (i) the increase in tax-exempt interest income in 2012 compared to 2011 and (iii) the decline in pre-tax income from 2011 to 2012.

Net income and return on average equity. Net income attributable to Tower Group, Inc. and annualized return on average equity were $20.6 million and 7.9% for the three months ended March 31, 2012 compared to $25.7 million and 9.9% for the three months ended March 31, 2011. The return on average equity is calculated by dividing net income by average stockholders’ equity. Average stockholders’ equity was $1,044.4 million and $1,043.3 million at March 31, 2012 and 2011, respectively.

The decrease in the net income and annualized return on equity in 2012 is primarily due to the decline in Tower’s net realized investment gains of $8.6 million, offset by the out of period adjustment of $7.1 million, of which $2.6 million impacted net income attributable to Tower Group, Inc. The increase in earned premiums for the three months ended March 31, 2012 compared to the same period in 2011 were offset by increases to loss and loss adjustment expenses, direct and ceding commission expenses, and other operating expenses.

Commercial Insurance Segment Results of Operations

	Three Months Ended March 31,
($ in thousands)	2012	2011	Change	Percent
Net premiums written	$320,205	$251,121	$69,084	27.5%
Revenues
Net premiums earned	$297,835	$251,768	$46,067	18.3%
Ceding commission revenue	10	4,018	(4,008)	-99.8%
Policy billing fees	1,513	764	749	98.0%
Total revenue	299,358	256,550	42,808	16.7%

Expenses
Net loss and loss adjustment expenses	201,438	164,490	36,948	22.5%
Underwriting expenses
Direct commission expenses	55,549	50,478	5,071	10.0%
Other underwriting expenses	48,247	36,750	11,497	31.3%
Total underwriting expenses	103,796	87,228	16,568	19.0%
Underwriting profit	$(5,876)	$4,832	$(10,708)	-221.6%

Ratios
Net calendar year loss and LAE	67.6%	65.3%
Net underwriting expenses	34.3%	32.7%
Net combined	101.9%	98.0%

Commercial Insurance Segment Results of Operations for the Three Months Ended March 31, 2012 and 2011

Premiums. Gross premiums written for the three months ended March 31, 2012 were $337.0 million compared to $263.0 million during the same period in 2011. The increase of $74.0 million is primarily attributed to growth in our programs and assumed reinsurance which accounted for $21.1 million and $41.8 million of the increase in 2012 compared to 2011, respectively. Gross premiums earned were $316.0 million and $276.6 million for the three month periods ended March 31, 2012 and 2011, respectively.

Ceded premiums written for the three months ended March 31, 2012 were $16.8 million compared to $11.9 million for the three months ended March 31, 2011. The increase in ceded premiums of $4.9 million was due to increases in gross written premiums for two specific programs which have quota share reinsurance treaties. We also purchased excess per risk and catastrophe reinsurance for all property lines similar to last year. Ceded earned premiums were $18.2 million and $24.8 million for the three month periods ended March 31, 2012 and 2011, respectively.

The increases in net premiums written and earned are attributed to both the increase in gross written premiums offset set slightly by the increase in ceded written premiums, as discussed above.

Renewal retention rate excluding programs was 77.3% for the three months ended March 31, 2012 compared to 74.8% during the same period in 2011. Premiums on renewed commercial business, other than programs, increased 2.7%. Excluding programs, policies-in-force for our commercial business increased 1.1% as of March 31, 2012.

Ceding commission revenue. Ceding commission revenue decreased for the three months ended March 31, 2012 by $4.0 million compared to the same period in 2011, primarily due to the non-renewal of the liability quota share agreement in 2011. The first quarter 2011 had earned ceded commission revenue on some of the business ceded in 2010 under this treaty. There were no such ceded commissions to earn in the first quarter of 2012. In addition, we recognized a change in loss ratio on a prior year’s quota share treaties which had an unfavorable impact on our ceding commission revenue of $2.7 million during the three month period ended March 31, 2012.

Loss and loss adjustment expenses and loss ratio. The net loss ratios were 67.6% and 65.3% for the three months ended March 31, 2012 and 2011, respectively. The loss ratios increased in the current calendar year by 2.3 points in total, 1.8 points due to a higher expected loss ratio for accident year 2012 and 0.5 points as a result of revised estimates of losses from prior years.

We recorded net adverse loss development of $11.9 million in Commercial Insurance for the three months ended March 31, 2012. During the quarter, our actuaries completed their annual review of loss development factors to reflect loss data observed through December 31, 2011. The unfavorable development in Commercial Insurance arises from changes in estimated ultimate losses for accident years 2010 and prior based on reserve studies completed during the quarter, and the majority of these changes arise from the updated loss development factors.

Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commissions and other underwriting expenses, increased by $16.6 million, or 19.0%, for the three months ended March 31, 2012 compared to the same period in 2011. The net underwriting expense ratio increased 1.6 percentage points from the three month period ended March 31, 2011 to 2012.

The gross underwriting expense ratio was 32.4% for the three months ended March 31, 2012 compared to 31.3% in 2011. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 17.6% for the three months ended March 31, 2012 compared to 18.3% for the same periods in 2011. Last year’s ratio was higher by 70 basis points due to profit commission expense incurred in the first quarter of 2011. The OUE ratio, including BB&T, was 14.8% for the three months ended March 31, 2012 compared 13.0% for the same period in 2011. The increase in the OUE ratio is primarily a result of increased business production and ongoing efforts by us to build-out its information technology infrastructure to support our policy administration and claims processing needs.

Underwriting loss and combined ratio. The underwriting loss and combined ratio for the three months ended March 31, 2012 moved unfavorably from the underwriting gain and combined ratio in the same period in the prior year. These changes are due primarily to the increase in loss and loss adjustment expenses described above.

Personal Insurance Segment Results of Operations

	Three Months Ended March 31,
	2012			2011
		Reciprocal			Reciprocal
($ in thousands)	Tower	Exchanges	Total	Tower	Exchanges	Total	Change	Percent
Net premiums written	$67,386	$38,093	$105,479	$68,269	$40,628	$108,897	$(3,418)	-3.1%
Revenues
Net premiums earned	$80,834	$41,489	$122,323	$82,769	$45,258	$128,027	$(5,704)	-4.5%
Ceding commission revenue	2,068	3,085	5,153	2,800	1,363	4,163	990	23.8%
Policy billing fees	1,489	132	1,621	1,270	144	1,414	207	14.6%
Total revenue	84,391	44,706	129,097	86,839	46,765	133,604	(4,507)	-3.4%
Expenses
Net loss and loss adjustment expenses	41,811	24,244	66,055	51,958	23,728	75,686	(9,631)	-12.7%
Underwriting expenses
Direct commission expenses	16,362	7,773	24,135	15,296	10,574	25,870	(1,735)	-6.7%
Other underwriting expenses	17,326	12,937	30,263	16,371	12,032	28,403	1,860	6.5%
Total underwriting expenses	33,688	20,710	54,398	31,667	22,606	54,273	125	0.2%
Underwriting profit (loss)	$8,892	$(248)	$8,644	$3,214	$431	$3,645	$4,999	137.1%

Ratios
Net calendar year loss and LAE	51.7%	58.4%	54.0%	62.8%	52.4%	59.1%
Net underwriting expenses	37.3%	42.2%	38.9%	33.3%	46.6%	38.0%
Net combined	89.0%	100.6%	92.9%	96.1%	99.0%	97.1%

Personal Insurance Segment Results of Operations for the Three Months Ended March 31, 2012 and 2011

Premiums. Gross premiums written for the three months ended March 31, 2012 were $130.3 million compared to $126.5 million in 2011, for an increase of $3.8 million. Gross premiums earned decreased $0.3 million to $147.1 for the three months ended March 31, 2012 from $147.4 for the same period in the prior year.

Ceded premiums written for the three months ended March 31, 2012 were $24.9 million, an increase of $7.3 million compared to $17.6 million in 2011. We reinsure the majority of our homeowners and umbrella business through quota share reinsurance treaties. We also purchase catastrophe reinsurance for certain property business. The increase in 2012 is attributed to increasing the percentage of business ceded pursuant to the homeowners quota share treaty. Ceded earned premiums increased $5.5 million to $24.8 million for the three months ended March 31, 2012 from $19.3 for the same period in the prior year.

Net premiums written and earned decreased $3.4 million and $5.7 million, respectively, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease in net premiums written and earned is a result of ceding a greater percentage of our homeowners business, as discussed above.

Our personal lines renewal retention was 91.3% and 83.8% for the three months ended March 31, 2012 and 2011, respectively. Written premiums on renewed business increased by 3.0% and 3.5% in 2012 and 2011, respectively. Policies-in-force remained relatively constant from March 31, 2012 compared to December 31, 2011, decreasing by only 0.6%.

Ceding commission revenue. The increase in ceding commission revenue of $1.0 million for the three months ended March 31, 2012 compared to the same period in the prior year is attributed to the increase in the homeowners business ceded to reinsurers as discussed above. In addition, ceding commission revenue for the three months ended March 31, 2011 includes commission earned on business ceded by us from July 1, 2010 (the date Tower closed on its acquisition of the OneBeacon Personal Lines business) through March 31, 2011 while the commission revenue earned for the quarter ended March 31, 2012 includes earnings for business ceded during the twelve months in 2011 and the first quarter 2012.

Net loss and loss adjustment expenses. Our net loss and loss adjustment expense ratio for 2012 compared to 2011 decreased by 5.1 percentage points to 54.0% and, excluding the Reciprocal Exchanges, decreased by 11.1 points to 51.7%. Excluding the Reciprocal Exchanges, the reduction in loss ratio is attributable to a 13.6 point improvement in loss ratio for accident year 2012 due to the relative absence of losses from severe winter weather, partially offset by 1.6 point impact from unfavorable development on prior accident years during the three months ended March 31, 2012.

Excluding the Reciprocal Exchanges, there was net adverse loss development of $1.3 million in Personal Insurance for the three months ended March 31, 2012. The unfavorable development in Personal Insurance was mostly from Automobile Physical Damage and attributable to accident year 2011.

The Reciprocal Exchanges reported favorable development on prior accident years of $0.3 million during the three months ended March 31, 2012.

Underwriting expenses. Underwriting expenses were constant for the three month period ending March 31, 2012 compared to the same period in 2011. The net underwriting expense ratio increased 0.9 percentage points from 2011 to 2012.

The gross underwriting expense ratio was 35.9% for the three month periods ended March 31, 2012 and 2011. The commission portion of the gross underwriting expense ratio was 16.4% and 17.6% for the three months ended March 31, 2012 and 2011, respectively. The gross OUE ratio, which includes BB&T, was 19.5% and 18.3% for the three months ended March 31, 2012 and 2011, respectively.

Underwriting profit and combined ratio. The increases in Personal Insurance segment underwriting profit and combined ratio for the three month period ended March 31, 2012 compared to March 31, 2011 are due primarily to the first quarter 2011 winter storms which increased the losses in the three months ended March 31, 2011.

Insurance Services Segment Results of Operations

	Three Months Ended March 31,
($ in thousands)	2012	2011	Change	Percent
Revenue
Management fee income	$6,862	$6,695	$167	2.5%
Other revenue	497	602	(105)	-17.4%
Total revenue	7,359	7,297	62	0.8%
Expenses
Other expenses	4,463	5,041	(578)	-11.5%
Total expenses	4,463	5,041	(578)	-11.5%

Insurance services pre-tax income	$2,896	$2,256	$640	28.4%

Insurance Services Segment Results of Operations for the Three Months Ended March 31, 2012 and 2011

Total revenue. Total revenues for the three months ended March 31, 2012 were consistent with the Insurance Services revenues for the same period in the prior year. All of the revenue is primarily attributed to the management fee income earned by Tower for underwriting, claims, investment management and other services provided to the Reciprocal Exchanges pursuant to management services agreements with the Reciprocal Exchanges. The management fee income is calculated as a percentage of the Reciprocal Exchanges’ gross written premiums of $49.0 million and $47.8 million for the three month periods ended March 31, 2012 and 2011, respectively. The effects of these management services agreements between Tower and the Reciprocal Exchanges are eliminated in consolidation to derive consolidated net income. However, the management fee income is reported in net income attributable to Tower Group, Inc. and included in basic and diluted earnings per share.

Total expenses. Insurance Services segment expenses for the three months ended March 31, 2012 remained about the same compared to the expenses for the three month period ended March 31, 2011. Most of these expenses are associated with providing services pursuant to the management services agreement between Tower and the Reciprocal Exchanges.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of March 31, 2012 and December 31, 2011:

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
($ in thousands)	Cost	Gains	Months	Months	Value	Value
March 31, 2012
U.S. Treasury securities	$188,169	$1,413	$(33)	$—	$189,549	7.4%
U.S. Agency securities	78,811	2,564	(56)	—	81,319	3.2%
Municipal bonds	728,009	49,843	(443)	—	777,409	30.3%
Corporate and other bonds	707,410	40,744	(2,701)	(51)	745,402	29.0%
Commercial, residential and asset-backed securities	610,242	44,810	(960)	(207)	653,885	25.5%
Total fixed-maturity securities	2,312,641	139,374	(4,193)	(258)	2,447,564	95.4%
Equity securities	117,192	4,649	(3,144)	(76)	118,621	4.6%
Total, March 31, 2012	$2,429,833	$144,023	$(7,337)	$(334)	$2,566,185	100.0%
Tower	$2,146,335	$127,465	$(6,882)	$(307)	$2,266,611
Reciprocal Exchanges	283,498	16,558	(455)	(27)	299,574
Total, March 31, 2012	$2,429,833	$144,023	$(7,337)	$(334)	$2,566,185
December 31, 2011
U.S. Treasury securities	$154,430	$1,725	$(13)	$—	$156,142	6.1%
U.S. Agency securities	114,411	2,779	—	—	117,190	4.6%
Municipal bonds	688,192	48,777	(255)	—	736,714	29.0%
Corporate and other bonds	750,220	34,466	(6,813)	(150)	777,723	30.6%
Commercial, residential and						0.0%
asset-backed securities	627,859	42,167	(3,529)	(592)	665,905	26.2%
Total fixed-maturity securities	2,335,112	129,914	(10,610)	(742)	2,453,674	96.5%
Equity securities	93,034	1,395	(4,838)	(246)	89,345	3.5%
Total	$2,428,146	$131,309	$(15,448)	$(988)	$2,543,019	100.0%
Tower	$2,138,001	$118,173	$(14,160)	$(915)	$2,241,099
Reciprocal Exchanges	290,145	13,136	(1,288)	(73)	301,920
Total, December 31, 2011	$2,428,146	$131,309	$(15,448)	$(988)	$2,543,019

Credit Rating of Fixed-Maturity Securities

The average credit rating of our fixed-maturity securities, using ratings assigned to securities by Standard & Poor’s, was A+ at March 31, 2012 and December 31, 2011. The following table shows the ratings distribution of our fixed-maturity portfolio:

	Tower		Reciprocal Exchanges
		Percentage		Percentage
		of Fair		of Fair
($ in thousands)	Fair Value	Value	Fair Value	Value
March 31, 2012
Rating
U.S. Treasury securities	$177,274	8.2%	$12,274	4.2%
AAA	185,982	8.6%	47,489	16.2%
AA	926,757	43.0%	86,707	29.6%
A	444,544	20.6%	94,132	32.1%
BBB	207,301	9.6%	24,378	8.3%
Below BBB	212,913	10.0%	27,813	9.6%
Total	$2,154,771	100.0%	$292,793	100.0%
December 31, 2011
Rating
U.S. Treasury securities	$151,621	7.0%	$4,521	1.5%
AAA	189,431	8.8%	49,316	16.4%
AA	930,436	43.3%	98,017	32.8%
A	459,353	21.3%	105,696	35.2%
BBB	208,552	9.7%	12,728	4.2%
Below BBB	214,227	9.9%	29,776	9.9%
Total	$2,153,620	100.0%	$300,054	100.0%

Fixed-Maturity Investments with Third Party Guarantees

At March 31, 2012, $219.3 million of our municipal bonds, at fair value, were guaranteed by third parties from a total of $2.4 billion, at fair value, of all fixed-maturity securities held by us. The amount of securities guaranteed by third parties along with the credit rating with and without the guarantee is as follows:

($ in thousands)	With Guarantee	Without Guarantee
AA	$168,161	$149,360
A	41,026	59,344
BBB	10,103	2,712
BB	—	3,094
No underlying rating	—	4,780
Total	$219,290	219,290
Tower	$213,470	$213,470
Reciprocal Exchanges	5,820	5,820
Total	$219,290	$219,290

The guaranteed securities, by guarantor, are as follows:

($ in thousands)	Guaranteed Amount	Percent of Total
National Public Finance Guarantee Corp	$84,226	38.4%
Assured Guaranty Municipal Corp	81,652	37.2%
Ambac Financial Corp	38,770	17.7%
Berkshire Hathaway Assurance Corp	6,632	3.0%
Others	8,010	3.7%
Total	$219,290	100.0%
Tower	$213,470	97.3%
Reciprocal Exchanges	5,820	2.7%
Total	$219,290	100.0%

Municipal Bonds

As of March 31, 2012, our municipal bonds consisted of state general obligations, municipal general obligations and special revenue bonds. Municipal bonds by state at March 31, 2012 are as follows:

	State General Obligations		Municipal General Obligations		Special Revenue Bonds		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Texas	$22,565	$23,871	$4,907	$5,544	$93,822	$100,338	$121,294	$129,753
New York	12,149	13,236	7,193	7,668	57,840	61,461	77,182	82,365
California	15,281	16,661	14,111	15,901	20,543	22,627	49,935	55,189
Florida	7,631	7,966	1,802	1,814	36,111	39,127	45,544	48,907
Washington	14,846	15,954	5,591	5,952	13,371	14,204	33,808	36,110
Arizona	4,872	5,365	2,676	2,676	25,634	26,808	33,182	34,849
Indiana	—	—	1,014	1,029	26,441	28,707	27,455	29,736
Massachusetts	2,966	3,218	1,775	1,793	22,351	23,772	27,092	28,783
Illinois	10,415	11,157	3,350	3,603	10,579	11,477	24,344	26,237
Other	69,850	73,750	36,905	39,087	181,418	192,643	288,173	305,480
Total	$160,575	$171,178	$79,324	$85,067	$488,110	$521,164	$728,009	$777,409

No one jurisdiction within “Other” in the table above exceeded 3% of the total fair value of municipal bonds. As of March 31, 2012, the special revenue bonds are supported primarily by water and sewer utilities, electric utilities, college revenues and highway tolls.

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

As of March 31, 2012, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.

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

The ability to observe stable prices and inputs may be reduced for highly-customized and illiquid instruments which had been the case for certain non-agency residential and commercial mortgage-backed securities and asset-backed securities in previous periods. At March 31, 2012, two securities included in other invested assets were priced in Level 3 with a fair value of $24.9 million.

As more fully described in “Note 4 – Investments” to our consolidated financial statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position, including but not limited to residential and commercial mortgage-backed securities, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment.

“Note 5 – Fair Value Measurements” to the consolidated financial statements provides a description of the valuation methodology utilized to value Level 3 assets, how the valuation methodology is validated and an analysis of the change in fair value of Level 3 assets. As of March 31, 2012, the fair value of Tower Level 3 assets as a percentage of Tower’s total assets carried at fair value was as follows (the Reciprocal Exchanges had no Level 3 assets):

($ in thousands)	Assets Carried at Fair Value at March 31, 2012	Fair Value of Level 3 Assets	Level 3 Assets as a Percentage of Total Assets Carried at Fair Value
Fixed-maturity investments	$2,447,564	$—	0%
Equity investments	118,621	—	0%
Total investments available for sale	$2,566,185	$—	0%
Other invested assets	24,914	24,914	100%
Cash and cash equivalents	143,081	—	0%
Total	$2,734,180	$24,914	0.9%

Unrealized Losses

The fair value of our fixed maturity portfolio is directly affected by changes in interest rates and credit spreads. We regularly review both our fixed-maturity and equity portfolios to evaluate the necessity of recording impairment losses for other-than temporary declines in the fair value of investments.

For those fixed-maturity investments deemed not to be in an OTTI position, we believe that the gross unrealized investment loss was primarily caused by U.S. Treasury rate increases during the quarter. We expect cash flows from operations to be sufficient to meet our liquidity requirements and, therefore, we do not intend to sell these fixed maturity securities and we do not believe that we will be required to sell these securities before recovering their cost basis. For equity securities not considered OTTI, we believe we have the ability to hold these investments until a recovery of fair value to our cost basis. A substantial portion of the unrealized loss relating to the mortgage-backed securities is the result of a U.S. Treasury rate increases that we believe to be temporary.

The following table presents information regarding our invested assets that were in an unrealized loss position at March 31, 2012 and December 31, 2011 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Aggregate	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
March 31, 2012
U.S. Treasury securities	$94,704	$(33)	$—	$—	$94,704	$(33)
Municipal bonds	47,887	(443)	—	—	47,887	(443)
Corporate and other bonds
Finance	33,614	(1,033)	860	(8)	34,474	(1,041)
Industrial	59,964	(1,480)	1,742	(43)	61,706	(1,523)
Utilities	5,582	(188)	—	—	5,582	(188)
Commercial mortgage-backed securities	20,760	(422)	—	—	20,760	(422)
Residential mortgage-backed securities
Agency backed	28,885	(153)	22	—	28,907	(153)
Non-agency backed	1,169	(70)	2,911	(177)	4,080	(247)
Asset-backed securities	28,917	(315)	1,743	(30)	30,660	(345)
Total fixed-maturity securities	326,113	(4,193)	7,278	(258)	333,391	(4,451)
Preferred stocks	10,726	(165)	1,473	(76)	12,199	(241)
Common stocks	49,201	(2,979)	—	—	49,201	(2,979)
Total, March 31, 2012	$386,040	$(7,337)	$8,751	$(334)	$394,791	$(7,671)
Tower	$345,579	$(6,882)	$7,952	$(307)	$353,531	$(7,189)
Reciprocal Exchanges	40,461	(455)	799	(27)	41,260	(482)
Total, March 31, 2012	$386,040	$(7,337)	$8,751	$(334)	$394,791	$(7,671)

December 31, 2011
U.S. Treasury securities	$92,001	$(13)	$—	$—	$92,001	$(13)
U.S. Agency securities	—	—	—	—	—	—
Municipal bonds	13,449	(255)	—	—	13,449	(255)
Corporate and other bonds
Finance	138,986	(4,610)	251	(5)	139,237	(4,615)
Industrial	57,357	(2,141)	3,519	(145)	60,876	(2,286)
Utilities	1,902	(61)	—	—	1,902	(61)
Commercial mortgage-backed securities	26,130	(2,564)	—	—	26,130	(2,564)
Residential mortgage-backed securities
Agency backed	19	(1)	12	—	31	(1)
Non-agency backed	13,294	(318)	4,609	(583)	17,903	(901)
Asset-backed securities	29,624	(647)	610	(9)	30,234	(656)
Total fixed-maturity securities	372,762	(10,610)	9,001	(742)	381,763	(11,352)
Preferred stocks	17,773	(644)	1,303	(246)	19,076	(890)
Common stocks	44,132	(4,194)	—	—	44,132	(4,194)
Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)
Tower	$398,989	$(14,160)	$8,264	$(915)	$407,253	$(15,075)
Reciprocal Exchanges	35,678	(1,288)	2,040	(73)	37,718	(1,361)
Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

The following table shows the fair value, unrealized loss amount and percentage below amortized cost and the ratio of fair value by security rating as of March 31, 2012:

		Unrealized Loss
			Percent of	Fair Value by Security Rating
	Fair		Amortized					BB or
($ in thousands)	Value	Amount	Cost	AAA	AA	A	BBB	Lower
U.S. Treasury securities	$94,704	$(33)	0%	0%	100%	0%	0%	0%
U.S. Agency securities	4,631	(56)	-1%	0%	100%	0%	0%	0%
Municipal bonds	47,887	(443)	-1%	14%	62%	22%	1%	1%
Corporate and other bonds	101,762	(2,751)	-3%	0%	7%	24%	29%	40%
Commercial mortgage-backed securities	20,760	(422)	-2%	23%	0%	32%	22%	23%
Residential mortgage-backed securities	32,987	(400)	-1%	4%	88%	1%	0%	7%
Asset-backed securities	30,660	(346)	-1%	6%	58%	22%	8%	6%
Equities	61,400	(3,220)	-5%	NR

NR indicates that equity securities are not rated

See “Note 4 – Investments” in our consolidated financial statements for further information about impairment testing and other-than-temporary impairments.

Liquidity and Capital Resources

Tower is organized as a holding company (the “Holding Company”) with multiple intermediate holding companies, 12 insurance subsidiaries and several management companies. The Holding Company’s principal liquidity needs include interest on debt, stockholder dividends and share repurchases under its share repurchase program. The Holding Company’s principal sources of liquidity include dividends and other permitted payments from our subsidiaries, as well as financing through borrowings under our bank credit facility and sales of securities. Cash flows from the management companies are not subject to restrictions.

As of December 31, 2011, the amount of distributions that our Insurance Subsidiaries could pay to Tower without approval of their domiciliary Insurance Departments was $29.3 million. In addition, we can return capital of $61.0 million from CastlePoint Re without permission from the Bermuda Monetary Authority. No dividends were paid from the Insurance Subsidiaries during the three month period ended March 31, 2012. CastlePoint Re made no payments to the Holding Company during the three month period ended March 31, 2012.

The management companies are not subject to any statutory limitations on their dividends to the Holding Company. The management companies paid no dividends to the Holding Company during the three month period ended March 31, 2012.

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

Capital

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At March 31, 2012 and December 31, 2011, our capital resources were as follows:

	March 31,	December 31,
($ in thousands)	2012	2011
Outstanding under credit facility	$50,000	$50,000
Subordinated debentures	235,058	235,058
Convertible Senior Notes	142,532	141,843
Tower Group, Inc. stockholders’ equity	1,058,389	1,034,142
Total capitalization	$1,485,979	$1,461,043
Ratio of debt to total capitalization	28.8%	29.2%

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

On February 15, 2012, we amended our $125.0 million credit facility by increasing borrowing capacity up to $150 million, extending the maturity date out to February 15, 2016, and resetting borrowing fees to more favorable current market terms. The credit facility is used for general corporate purposes. The original credit facility was entered into on May 14, 2010 and had an expiration date of May 14, 2013

As part of Tower’s capital management strategy, the Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. The timing and amount of purchases under the programs depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. For the three months ended March 31, 2012, there were no shares of common stock purchased under this program. As of March 31, 2012, $47.4 million remained available for future share repurchases under the new program.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Three Months Ended March 31,
($ in thousands)	2012	2011
Cash provided by (used in):
Operating activities	$30,865	$10,510
Investing activities	7,429	(30,649)
Financing activities	(9,311)	(7,021)
Net increase (decrease) in cash and cash equivalents	28,983	(27,160)
Cash and cash equivalents, beginning of year	114,098	140,221
Cash and cash equivalents, end of period	$143,081	$113,061

Comparison of Three Months Ended March 31, 2012 and 2011

For the three months ended March 31, 2012, net cash provided by operating activities was $30.9 million compared to $10.5 million for 2011. The increase in cash flow for the three months ended March 31, 2012 primarily resulted from return of $19.8 million of cash, previously provided as collateral support for business written on our behalf. Operating cash flow in 2011 was unusually low due to increased claim payments attributed to the Northeast winter storms beginning on December 26, 2010.

Net cash flows provided by investing activities were $7.4 million for the three months ended March 31, 2012 compared to $30.6 million used for the three months ended March 31, 2011. The three months ended March 31, 2012 and 2011 included an increase to fixed assets of $10.6 million and $9.5 million, respectively, primarily related to the build out of new systems. The remaining cash flows in both years relates to purchases and sales of fixed-maturity and equity securities.

The net cash flows used in financing activities for the three months ended March 31, 2012 are primarily the result of use of cash for dividends of $7.4 million. In 2011, we used cash for the repurchase of common stock and dividend payments of $17.6 million and $5.1 million, respectively, offset by net cash inflows of $17.0 million from the drawdown of our line of credit.

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

The insurance subsidiaries are required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from total assets. The NAIC maintains risk-based capital (“RBC”) requirements for property and casualty insurance companies. RBC is a formula that attempts to evaluate the adequacy of statutory capital and surplus in relation to investments and insurance risks. The formula is designed to allow the state Insurance Departments to identify potential weakly capitalized companies. Under the formula, a company determines its risk-based capital by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). Applying the RBC requirements as of March 31, 2012, the insurance subsidiaries’ risk-based capital exceeded the minimum level that would trigger regulatory attention.

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

Adoption of New Accounting Pronouncements

For a discussion of accounting standards, see “Note 2 – Accounting Policies and Basis of Presentation” of Notes to Consolidated Financial Statements.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities, although conditions affecting particular asset classes (such as conditions in the commercial and housing markets that affect commercial and residential mortgage-backed securities) can also be significant sources of market risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed-maturity securities as of March 31, 2012 was $2.4 billion.

For fixed-maturity securities, short-term liquidity needs and potential liquidity needs for our business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates as discussed more fully below under sensitivity analysis.

As of March 31, 2012, we had a total of $204.2 million of outstanding floating rate subordinated debentures underlying our trust preferred securities issued by the statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. An additional $30.9 million of subordinated debentures will convert from fixed rate to floating rate in 2012. In order to reduce the interest rate risk on the subordinated debentures, the Company has effective interest rate swap contracts with Keybank National Association that are designed to convert $160.0 million of these outstanding borrowings from their respective floating rates to fixed rates ranging from 5.1% to 5.9%. These swaps mature in 2015. Another $30.0 million of interest rate swap contracts will become effective in December 2012.

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

For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is generally less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of March 31, 2012.

The following table summarizes the estimated change in fair value on our fixed-maturity portfolio including preferred stocks and short-term investments based on specific changes in interest rates as of March 31, 2012:

Change in interest rate	Estimated Increase (Decrease) in Fair Value (in thousands)	Estimated Percentage Increase (Decrease) in Fair Value
300 basis point rise	$(354,480)	-14.3%
200 basis point rise	(242,265)	-9.8%
100 basis point rise	(121,876)	-4.9%
As of 03/31/12	—	0.0%
100 basis point decline	115,930	4.7%

The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $121.9 million or (4.9%) based on a 100 basis point increase in interest rates as of March 31, 2012. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed-maturity investments.

Interest expense would also be affected by a hypothetical change in interest rates. As of March 31, 2012, we had $204.2 million of floating rate debt obligations, of which $160.0 million are hedged through our interest rate swaps. A 100 basis point increase in interest rates would increase annual interest expense by $0.4 million, a 200 basis point increase would increase interest expense by $0.9 million, and a 300 basis point increase would increase interest expense by $1.3 million on the $44.2 million of non-hedged floating rate debt obligations.

With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be an adjustment to amortization for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage-backed securities holdings had been purchased at significant discounts or premiums to par value. As of March 31, 2012, the par value of our residential mortgage-backed securities holdings was $322.5 million and the amortized cost of our residential mortgage-backed securities holdings was $321.8 million. This equates to an average price of 99.8% of par, thus an adjustment in accordance with this GAAP guidance would not have a significant effect on investment income.

Credit Risk

Our credit risk is the potential loss in principal resulting from an adverse change in the counter-party’s ability to repay its obligations. We seek to manage credit risk through regular review and analysis of the creditworthiness of all investments and potential investments. However, no assurance can be given that we will achieve our investment goals.

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

Our interest rate swap contracts contain credit support annex provisions which require Keybank National Association to post collateral if the swap fair values exceed $5 million (asset position). As of March 31, 2012 and 2011, the swaps had a fair value of $7.6 million (liability position) and $4.1 million (asset position), respectively. As of March 31, 2012, $7.8 million collateral had been posted.

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

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), concluded that the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2012.

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

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (“TICNY”), a wholly-owned subsidiary of Tower Group, Inc., in the United States District Court for the District of New Jersey seeking, inter alia, to recover $6.1 million under various retrocessional contracts pursuant to which TICNY reinsures Munich. On June 22, 2009, TICNY filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover $2.8 million under various reinsurance contracts pursuant to which Munich reinsures TICNY. (A separate action commenced by Munich against TICNY on June 17, 2009 in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access to TICNY’s books and records pertaining to various quota share agreements, to which TICNY filed its answer on July 7, 2009, was subsequently dismissed pursuant to the stipulation of the parties on March 17, 2010.) The parties have now concluded discovery. On July 15, 2011, TICNY paid $3.3 million to Munich to resolve a portion of the dispute. On December 22, 2011, the court granted partial summary judgment with respect to certain of the claims and defenses in the litigation. On March 23, 2012, the Court ruled that Munich was entitled to approximately $168,000 from TICNY in pre-judgment interest on the amount of $3.3 million that TICNY had paid to Munich on July 15, 2011. The Company is unable to estimate a possible loss or range of loss.

On May 12, 2010, Mirabilis Ventures, Inc. (“Mirabilis”) commenced an action against Specialty Underwriters’ Alliance Insurance Co. (“SUA”, now known as CastlePoint National Insurance Company (“CNIC”), a subsidiary of Tower Group, Inc.) and Universal Reinsurance Co., Ltd., an unrelated entity, in the United States District Court for the Middle District of Florida. The Complaint is based upon a Worker’s Compensation/Employer’s Liability policy issued by SUA to AEM, Inc. (“AEM”), to whose legal rights Mirabilis is alleged to have succeeded as a result of the Chapter 11 bankruptcy of AEM. The Complaint, which includes claims against SUA for breach of contract and breach of the duty of good faith, alleges that SUA failed to properly audit AEM’s operations to determine AEM’s worker’s compensation exposure for two policy years, in order to compute the premium owed by AEM, such that SUA owes Mirabilis the principal sum of $3.4 million for one policy year and $0.6 million for the other policy year, plus interest and costs. On July 30, 2010, CNIC answered the Complaint and asserted nine separate counterclaims, to which Mirabilis responded on September 3, 2010. Since that time, Mirabilis has filed an amended complaint that failed to add any defenses against Mirabilis, and CNIC subsequently filed a motion for summary judgment on all of Mirabilis’ claims. On March 15, 2012, Mirabilis and CNIC entered into a settlement agreement and mutual release, pursuant to which Mirabilis agreed to withdraw all of its claims against CNIC and CNIC agreed to withdraw its counterclaims against Mirabilis. Neither party was required to pay any money under the terms of the settlement. On March 20, 2012, the Court ordered dismissal of the case. On March 26, 2012, CNIC filed a stipulation of final order and the case was dismissed with prejudice and terminated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2012, the Company purchased 96,861 shares of its common stock from employees in connection with the vesting of restricted stock issued in connection with its 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.

The Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. The original share repurchase program has no expiration date. In the three months ended March 31, 2012, the Company did not purchase any shares under these programs. As of March 31, 2012, 6.9 million shares were purchased under this program at an aggregate consideration of $152.6 million. As of December 31, 2011, the original $100 million share purchase program had been fully utilized and $47.4 million remained available for future share repurchases under the new program.

The following table summarizes the Company’s stock repurchases for the three months ended March 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publically Announced Repurchase Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Repurchase Plans
First quarter
January 1 -31, 2012	—	$—	—	$47,393,984
February 1 -28, 2012	—	—	—	47,393,984
March 1 -31, 2012	96,861	22.11	—	47,393,984
Subtotal first quarter	96,861	22.11	—

(1)	Includes 96,861 shares withheld to satisfy tax withholding amounts due from employees upon the receipt of previously restricted shares.
(2)	Including commissions.

Item 6. Exhibits

Exhibit 31.1	Chief Executive Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

Exhibit 31.2	Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

Exhibit 32	Chief Executive Officer and Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

EX-101	INSTANCE DOCUMENT

EX-101	SCHEMA DOCUMENT

EX-101	CALCULATION LINKBASE DOCUMENT

EX-101	LABELS LINKBASE DOCUMENT

EX-101	PRESENTATION LINKBASE DOCUMENT

EX-101	DEFINITION LINKBASE DOCUMENT

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower Group, Inc.
Registrant

Date: May 10, 2012	/s/ Michael H. Lee
Michael H. Lee
Chairman of the Board,
President and Chief Executive Officer

Date: May 10, 2012	/s/ William E. Hitselberger
Executive Vice President and Chief Financial Officer