Form 10-Q
period 2012-06-30
Tower Group, Inc.
filed 2012-08-08
CIK 1289592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities

   Exchange Act Of 1934

   For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,377,091 shares of common stock, par value $0.01 per share, as of August 1, 2012.

Tower Group, Inc.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2012

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Group, Inc.

Consolidated Balance Sheets

(Unaudited)

($ in thousands, except par value and share amounts)	June 30, 2012	December 31, 2011
Assets
Investments - Tower
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $1,937,174 and $2,046,932)	$2,060,802	$2,153,620
Equity securities (cost of $126,685 and $91,069)	128,490	87,479
Other invested assets	52,333	44,347
Investments - Reciprocal Exchanges
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $280,843 and $288,180)	299,172	300,054
Equity securities (cost of $6,840 and $1,965)	7,903	1,866

Total investments	2,548,700	2,587,366
Cash and cash equivalents (includes $6,906 and $666 relating to Reciprocal Exchanges)	199,005	114,098
Investment income receivable (includes $3,078 and $2,978 relating to Reciprocal Exchanges)	27,233	26,782
Premiums receivable (includes $38,662 and $41,290 relating to Reciprocal Exchanges)	381,983	408,626
Reinsurance recoverable on paid losses (includes $1,799 and $5,670 relating to Reciprocal Exchanges)	19,076	23,903
Reinsurance recoverable on unpaid losses (includes $19,661 and $11,253 relating to Reciprocal Exchanges)	301,620	319,664
Prepaid reinsurance premiums (includes $16,419 and $14,685 relating to Reciprocal Exchanges)	55,691	54,037
Deferred acquisition costs, net (includes $12,758 and $11,866 relating to Reciprocal Exchanges)	185,507	168,858
Intangible assets (includes $7,146 and $4,839 relating to Reciprocal Exchanges)	110,918	114,920
Goodwill	250,103	250,103
Funds held by reinsured companies	133,968	69,755
Other assets (includes $4,021 and $2,685 relating to Reciprocal Exchanges)	269,838	304,083

Total assets	$4,483,642	$4,442,195

Liabilities
Loss and loss adjustment expenses (includes $133,547 and $136,274 relating to Reciprocal Exchanges)	$1,701,833	$1,632,113
Unearned premium (includes $103,408 and $102,991 relating to Reciprocal Exchanges)	926,456	893,176
Reinsurance balances payable (includes $4,875 and $3,466 relating to Reciprocal Exchanges)	14,418	20,794
Funds held under reinsurance agreements	91,142	96,726
Other liabilities (includes $7,700 and $7,154 relating to Reciprocal Exchanges)	194,901	266,155
Deferred income taxes (includes $3,392 and $4,511 relating to Reciprocal Exchanges)	33,058	29,337
Debt	448,291	426,901

Total liabilities	3,410,099	3,365,202
Contingencies (Note 12)	-	-
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 46,769,519 and 46,448,341 shares issued, and 38,377,091 and 39,221,102 shares outstanding)	468	465
Treasury stock (8,392,428 and 7,227,239 shares)	(181,324)	(158,185)
Paid-in-capital	775,542	772,938
Accumulated other comprehensive income	75,866	62,244
Retained earnings	347,521	356,680

Tower Group, Inc. stockholders’ equity	1,018,073	1,034,142

Noncontrolling interests	55,470	42,851

Total stockholders’ equity	1,073,543	1,076,993

Total liabilities and stockholders’ equity	$4,483,642	$4,442,195

See accompanying notes to the unaudited consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Revenues
Net premiums earned	$460,153	$393,530	$880,311	$773,325
Ceding commission revenue	10,080	10,655	15,243	18,836
Insurance services revenue	1,359	(73)	1,856	529
Policy billing fees	3,000	2,659	6,134	4,837
Net investment income	31,781	31,798	65,724	64,176
Net realized investment gains (losses):
Other-than-temporary impairments	(2,525)	(210)	(5,246)	(378)
Portion of loss recognized in other comprehensive income	286	-	286	24
Other net realized investment gains	2,003	(2,104)	8,307	5,400

Total net realized investment gains (losses)	(236)	(2,314)	3,347	5,046

Total revenues	506,137	436,255	972,615	866,749
Expenses
Loss and loss adjustment expenses	349,775	240,846	617,268	481,022
Direct and ceding commission expense	95,186	76,210	174,871	152,813
Other operating expenses	78,100	69,749	157,071	136,088
Acquisition-related transaction costs	720	-	1,982	12
Interest expense	7,902	8,257	15,478	16,357

Total expenses	531,683	395,062	966,670	786,292

Income (loss) before income taxes	(25,546)	41,193	5,945	80,457
Income tax expense (benefit)	(7,239)	12,877	(5,389)	25,635

Net income (loss)	$(18,307)	$28,316	$11,334	$54,822
Less: Net income (loss) attributable to Noncontrolling interests	(3,194)	4,195	5,813	5,016

Net income (loss) attributable to Tower Group, Inc.	$(15,113)	$24,121	$5,521	$49,806

Earnings (loss) per share attributable to Tower Group, Inc. stockholders:
Basic	$(0.39)	$0.58	$0.14	$1.20
Diluted	$(0.39)	$0.58	$0.14	$1.20

Weighted average common shares outstanding:
Basic	39,117	41,303	39,206	41,404
Diluted	39,117	41,395	39,268	41,518

Dividends declared and paid per common share	$0.19	$0.19	$0.38	$0.32

See accompanying notes to the unaudited consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net income (loss)	$(18,307)	$28,316	$11,334	$54,822
Other comprehensive income (loss) before tax
Gross unrealized investment holding gains arising during periods	8,524	25,755	33,585	24,430
Less: Reclassification adjustment for investment (gains) losses included in net income	236	2,290	(3,347)	(5,046)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(286)	-	(286)	(24)
Deferred gain (loss) on cash flow hedge	(1,160)	(4,583)	(1,391)	(3,645)

Other comprehensive income before tax	7,314	23,462	28,561	15,715
Income tax benefit (expense) related to items of other comprehensive income (loss)	(2,629)	(8,218)	(9,911)	(5,459)

Other comprehensive income, net of income tax	$4,685	$15,244	18,650	10,256

Comprehensive income (loss)	$(13,622)	$43,560	$29,984	$65,078

Less: Comprehensive income (loss) attributable to Noncontrolling interests	(1,006)	6,775	10,841	8,411

Comprehensive income (loss) attributable to Tower Group, Inc.	$(12,616)	$36,785	$19,143	$56,667

See accompanying notes to the unaudited consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Treasury	Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling	Total Stockholders’
(in thousands)	Shares	Amount	Stock	Capital	Income (loss)	Earnings	Interests	Equity
Balance at December 31, 2010	45,742	$457	$(91,779)	$763,064	$48,883	$324,376	$22,837	$1,067,838
Dividends declared	-	-	-	-	-	(12,855)	-	(12,855)
Stock based compensation	656	7	(1,640)	5,377	-	-	-	3,744
Repurchase of common stock	-	-	(19,990)	-	-	-	-	(19,990)
Net income	-	-	-	-	-	49,806	5,016	54,822
Other comprehensive income	-	-	-	-	6,861	-	3,395	10,256

Balance at June 30, 2011	46,398	$464	$(113,409)	$768,441	$55,744	$361,327	$31,248	$1,103,815

Balance at December 31, 2011	46,448	$465	$(158,185)	$772,938	$62,244	$356,680	$42,851	$1,076,993
Dividends declared	-	-	-	-	-	(14,680)	-	(14,680)
Stock based compensation	321	3	(2,152)	4,382	-	-	-	2,233
Repurchase of common stock	-	-	(20,987)	-	-	-	-	(20,987)
Net income	-	-	-	-	-	5,521	5,813	11,334
Transfer of assets to Reciprocal Exchanges	-	-	-	(1,778)	-	-	1,778	-
Other comprehensive income	-	-	-	-	13,622	-	5,028	18,650
Balance at June 30, 2012	46,769	$468	$(181,324)	$775,542	$75,866	$347,521	$55,470	$1,073,543

See accompanying notes to the unaudited consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2012	2011
Cash flows provided by operating activities:
Net income	$11,334	$54,822
Adjustments to reconcile net income to net cash provided by (used in) operations:
Net realized investment (gains) losses	(3,347)	(5,046)
Depreciation and amortization	15,985	13,145
Amortization of bond and debt premium or discount	5,377	3,124
Amortization of restricted stock	4,382	5,041
Deferred income taxes	(7,481)	9,010
Changes in operating assets and liabilities:
Investment income receivable	(451)	(2,296)
Premiums receivable	26,643	1,762
Reinsurance recoverable	22,871	(4,421)
Prepaid reinsurance premiums	(1,654)	27,916
Deferred acquisition costs, net	(16,649)	(3,373)
Other assets	(68,724)	(21,746)
Loss and loss adjustment expenses	69,720	(25,722)
Unearned premium	33,280	(12,228)
Reinsurance balances payable	(6,376)	(15,250)
Funds held under reinsurance agreements	(5,584)	8,395
Other liabilities	(6,889)	20,329
Net cash flows provided by operations	72,437	53,462
Cash flows (used in) investing activities:
Purchase of fixed assets	(19,426)	(11,705)
Purchase - fixed-maturity securities	(997,657)	(965,648)
Purchase - equity securities	(802,154)	(296,441)
Short-term investments, net	-	(3,438)
Change in other invested assets	(7,986)	-
Sale or maturity - fixed-maturity securities	1,111,663	945,867
Sale - equity securities	745,618	285,322
Net cash flows provided by (used in) investing activities	30,058	(46,043)
Cash flows (used in) financing activities:
Proceeds from credit facility borrowings	20,000	17,000
Repayment of credit facility borrowings	-	(17,000)
Issuance of common stock under stock-based compensation programs	3	343
Excess tax benefits from share-based payment arrangements	228	(147)
Treasury stock acquired-net employee share-based compensation	(2,152)	(1,640)
Repurchase of Common Stock	(20,987)	(19,990)
Dividends paid	(14,680)	(12,855)
Net cash flows (used in) financing activities	(17,588)	(34,289)
Increase (decrease) in cash and cash equivalents	84,907	(26,870)
Cash and cash equivalents, beginning of period	114,098	140,221
Cash and cash equivalents, end of period	$199,005	$113,351

See accompanying notes to the unaudited consolidated financial statements.

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

Moreover, the results of operations for the six months ended June 30, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012.

Intercompany transactions

In the first quarter 2012, Tower transferred a licensed insurance subsidiary shell to the Reciprocal Exchanges and received cash for its statutory book value. At the date of the transfer, Tower’s GAAP carrying basis in this subsidiary exceeded the statutory book value and the transfer resulted in a loss to Tower of $1.8 million. Since this was a non-recurring transaction between entities under common control, assets are transferred at historical book value. Any difference in the consideration paid and the book value of the assets transferred is treated as an adjustment to equity. This transaction had no effect on consolidated stockholders’ equity.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications and Adjustments

Certain reclassifications have been made to prior years’ financial information to conform to the current year presentation.

Cash amounts presented on the consolidated statements of cash flows for the six months ended June 30, 2011 have been revised to present book overdrafts representing outstanding checks in excess of funds on deposit with individual financial institutions within Other liabilities. These balances have previously been reported in Cash and cash equivalents. This revision increased Cash and cash equivalents and Other liabilities by $52.9 million as of June 30, 2011 and Net cash flows provided by operations by $15.6 million for the six months ended June 30, 2011. Management concluded this adjustment is not material to previously issued annual and quarterly consolidated financial statements.

Comprehensive income attributable to Noncontrolling interests and Comprehensive income attributable to Tower Group, Inc. for the three and six months ended June 30, 2011 have been revised. The revision increased Comprehensive income attributable to Noncontrolling interests and decreased Comprehensive income attributable to Tower Group, Inc. for the three and six months ended June 30, 2011 by $4.2 million and $5.0 million, respectively. This revision had no effect on consolidated Comprehensive income. The change corrected a classification error and is not considered material to the previously issued quarterly financial statements.

In the first quarter of 2012, the Company recorded an out of period adjustment that decreased income tax expense by $7.1 million. The adjustment increased consolidated net income by $7.1 million and increased net income available to common shareholders by $2.6 million for the six months ended June 30, 2012. This out of period adjustment had no effect on tax expense or consolidated net income for the three months ended June 30, 2012. The adjustment corrected our deferred income tax liability as reported at December 31, 2011. Management concluded this adjustment is not material to previously issued annual and quarterly consolidated financial statements.

Accounting Pronouncements

Accounting guidance adopted in 2012

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning fair value measurement and disclosure. This new guidance requires additional disclosure about fair value measurements categorized as Level 3. This guidance had no effect on the Company’s financial position, results of operations or cash flows. The Company’s fair value disclosures have been revised effective January 1, 2012 to comply with this guidance.

In June 2011 (and as amended in December 2011), the FASB issued new guidance concerning the presentation of comprehensive income. The Company adopted this new guidance retrospectively on January 1, 2012 and now reports its comprehensive income in a separate consolidated financial statement immediately following the statement of operations.

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

Accounting guidance not yet effective

In July 2012, the FASB issued amended guidance on testing indefinite lived intangible assets for impairment. This guidance is intended to reduce the cost and complexity of the annual impairment test by allowing an entity to utilize more qualitative factors. This guidance will not affect the Company’s financial position, result of operations or cash flows.

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

For the three months ended June 30, 2012, the Reciprocal Exchanges recognized total revenues, total expenses and net loss of $47.4 million, $50.6 million and $(3.2) million, respectively. For the three months ended June 30, 2011, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $56.0 million, $51.8 million and $4.2 million, respectively.

For the six months ended June 30, 2012, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $99.4 million, $93.6 million and $5.8 million, respectively. For the six months ended June 30, 2011, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $105.3 million, $100.3 million and $5.0 million, respectively.

Note 4—Investments

The cost or amortized cost and fair value of the Company’s investments in fixed maturity and equity securities, gross unrealized gains and losses, and other-than-temporary impairment losses as of June 30, 2012 and December 31, 2011 are summarized as follows:

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

($ in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Unrealized OTTI Losses (1)
June 30, 2012
U.S. Treasury securities	$120,783	$1,591	$(7)	$122,367	$-
U.S. Agency securities	77,690	3,592	-	81,282	-
Municipal bonds	742,736	54,076	(435)	796,377	-
Corporate and other bonds
Finance	263,167	16,167	(215)	279,119	-
Industrial	389,693	22,394	(1,181)	410,906	-
Utilities	28,254	2,637	(26)	30,865	-
Commercial mortgage-backed securities	223,358	27,643	(576)	250,425	(365)
Residential mortgage-backed securities
Agency backed securities	313,648	14,760	(135)	328,273	-
Non-agency backed securities	17,100	1,147	(123)	18,124	(73)
Asset-backed securities	41,588	810	(162)	42,236	-

Total fixed-maturity securities	2,218,017	144,817	(2,860)	2,359,974	(438)
Preferred stocks, principally financial sector	33,803	2,656	(157)	36,302	-
Common stocks, principally financial and industrial sectors	99,722	3,607	(3,238)	100,091	-

Total, June 30, 2012	$2,351,542	$151,080	$(6,255)	$2,496,367	$(438)

Tower	$2,063,859	$131,351	$(5,918)	$2,189,292	$(412)
Reciprocal Exchanges	287,683	19,729	(337)	307,075	(26)

Total, June 30, 2012	$2,351,542	$151,080	$(6,255)	$2,496,367	$(438)

December 31, 2011
U.S. Treasury securities	$154,430	$1,725	$(13)	$156,142	$-
U.S. Agency securities	114,411	2,779	-	117,190	-
Municipal bonds	688,192	48,777	(255)	736,714	-
Corporate and other bonds
Finance	331,917	9,201	(4,615)	336,503	-
Industrial	388,139	22,198	(2,287)	408,050	-
Utilities	30,164	3,067	(61)	33,170	-
Commercial mortgage-backed securities	232,877	22,854	(2,564)	253,167	(483)
Residential mortgage-backed securities
Agency backed securities	304,876	15,401	(1)	320,276	-
Non-agency backed securities	29,907	2,603	(901)	31,609	(695)
Asset-backed securities	60,199	1,309	(655)	60,853	-

Total fixed-maturity securities	2,335,112	129,914	(11,352)	2,453,674	(1,178)
Preferred stocks, principally financial sector	24,083	317	(890)	23,510	-
Common stocks, principally industrial and financial sectors	68,951	1,078	(4,194)	65,835	-

Total, December 31, 2011	$2,428,146	$131,309	$(16,436)	$2,543,019	$(1,178)

Tower	$2,138,001	$118,173	$(15,075)	$2,241,099	$(1,178)
Reciprocal Exchanges	290,145	13,136	(1,361)	301,920	-

Total, December 31, 2011	$2,428,146	$131,309	$(16,436)	$2,543,019	$(1,178)

(1)	Represents the gross unrealized loss on other-than-temporarily impaired securities recognized in accumulated other comprehensive income (loss).

As at June 30, 2012 and December 31, 2011, U.S. Treasury Notes and other securities with carrying values of $395.9 million and $226.8 million, respectively, were on deposit with various states to comply with the insurance laws in which the Company is licensed.

In addition, the Company had $324.3 million and $340.8 million of investments as of June 30, 2012 and December 31, 2011, respectively, held by counterparties as collateral or in trusts to support letters of credit issued on Tower’s behalf, reinsurance liabilities on certain assumed reinsurance treaties, collateral posted for certain leases and other purposes.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Major categories of net investment income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2012	2011	2012	2011
Income
Fixed-maturity securities	$24,511	$26,154	$49,924	$55,264
Equity securities	6,603	6,565	14,239	10,977
Cash and cash equivalents	448	216	738	347
Other, primarily from other invested assets	1,573	117	3,555	248

Total	33,135	33,052	68,456	66,836
Expenses
Investment expenses	(1,354)	(1,254)	(2,732)	(2,660)

Net investment income	$31,781	$31,798	$65,724	$64,176

Tower	30,267	30,401	62,525	61,106
Reciprocal Exchanges	3,177	3,051	6,526	6,396
Elimination of interest on Reciprocal Exchange surplus notes	(1,663)	(1,654)	(3,327)	(3,326)

Net investment income	$31,781	$31,798	$65,724	$64,176

Proceeds from the sale of fixed-maturity securities were $980.0 million and $911.8 million for the six months ended June 30, 2012 and 2011, respectively. Proceeds from the sale of equity securities were $745.6 million and $285.3 million for the six months ended June 30, 2012 and 2011, respectively.

Gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2012	2011	2012	2011
Fixed-maturity securities
Gross realized gains	$12,354	$4,551	$25,162	$19,657
Gross realized losses	(609)	(1,326)	(2,551)	(7,333)

	11,745	3,225	22,611	12,324
Equity securities
Gross realized gains	2,685	2,228	4,179	4,570
Gross realized losses	(9,808)	(7,557)	(16,160)	(11,494)

	(7,123)	(5,329)	(11,981)	(6,924)
Other
Gross realized gains	555	-	1,790	-
Gross realized losses	(3,174)	-	(4,113)	-

	(2,619)	-	(2,323)	-

Net realized gains (losses) on investments	2,003	(2,104)	8,307	5,400

Other-than-temporary impairment losses:
Fixed-maturity securities	(765)	(210)	(882)	(354)
Equity securities	(1,474)	-	(4,078)	-

Total other-than-temporary impairment losses recognized in earnings	(2,239)	(210)	(4,960)	(354)

Total net realized investment gains (losses)	$(236)	$(2,314)	$3,347	$5,046

Tower	$1,421	$(2,857)	$1,028	$5,380
Reciprocal Exchanges	(1,657)	543	2,319	(334)

Total net realized investment gains (losses)	$(236)	$(2,314)	$3,347	$5,046

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

The evaluation of equity securities includes management’s intent and ability to hold the security to recovery. Management will record OTTI in those situations where it does not intend to hold the security to recovery or if the security is not expected to recover in value in a period that is other-than-temporary.

The following table shows the amount of fixed-maturity and equity securities that were OTTI for the three and six months ended June 30, 2012 and 2011. This resulted in recording impairment write-downs included in net realized investment gains (losses), and reduced the unrealized loss in other comprehensive net income:

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2012	2011	2012	2011
Corporate and other bonds	$(648)	$-	$(737)	$-
Commercial mortgage-backed securities	(403)	(66)	(403)	(163)
Residential mortgage-backed securities	-	-	(28)	(71)
Asset-backed securities	-	(144)	-	(144)
Equities	(1,474)	-	(4,078)	-

Other-than-temporary-impairments	(2,525)	(210)	(5,246)	(378)
Portion of loss recognized in accumulated other comprehensive income (loss)	286	-	286	24

Impairment losses recognized in earnings	$(2,239)	$(210)	$(4,960)	$(354)

Tower	$(2,239)	$(210)	$(4,960)	$(354)
Reciprocal Exchanges	-	-	-	-

Impairment losses recognized in earnings	$(2,239)	$(210)	$(4,960)	$(354)

The following table provides a rollforward of the cumulative amounts of credit OTTI for securities still held showing the amounts that have been included in earnings on a pretax basis for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
($ in thousands)	2012	2011
Balance, April 1,	$6,084	$15,124
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	765	44
OTTI has been previously recognized	-	166
Reductions due to:
Securities sold during the period (realized)	(730)	(1,888)

Balance, June 30,	$6,119	$13,446

The following table provides a rollforward of the cumulative amounts of credit OTTI for securities still held showing the amounts that have been included in earnings on a pretax basis for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
($ in thousands)	2012	2011
Balance, January 1,	$12,666	$18,075
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	854	44
OTTI has been previously recognized	28	310
Reductions due to:
Securities sold during the period (realized)	(7,429)	(4,983)

Balance, June 30,	$6,119	$13,446

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Unrealized Losses

There are 249 securities at June 30, 2012, including fixed maturities and equity securities, which account for the gross unrealized loss, none of which is deemed by management to be OTTI. Temporary losses on corporate and other bonds result from purchases made in a lower yield spread environment. In addition, there have been some ratings downgrades on certain of these securities. After analyzing the credit quality, balance sheet strength and company outlook, management believes these securities will recover in value. The structured securities that had significant unrealized losses resulted primarily from declines in both residential and commercial real estate prices. To the extent projected cash flows on structured securities change adversely, they would be considered OTTI, and an impairment loss would be recognized in the current period. Management considered all relevant factors, including expected recoverability of cash flows, in assessing whether a loss was other-than-temporary. The Company does not intend to sell these fixed maturity securities, and it is not more likely than not that these securities will be sold before recovering their cost basis.

For all fixed-maturity securities in an unrealized loss position at June 30, 2012, the Company has received all contractual interest payments (and principal if applicable). Based on the continuing receipt of cash flow and the foregoing analyses, management expects continued timely payments of principal and interest and considers the losses to be temporary.

The unrealized loss position associated with the fixed-maturity portfolio was $2.9 million as of June 30, 2012, consisting primarily of corporate bonds and mortgage-backed securities of $2.3 million. The total fixed-maturity portfolio of gross unrealized losses included 228 securities which were, in aggregate, approximately 1.1% below amortized cost. Of the 228 fixed maturity investments identified, 42 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these investments at June 30, 2012 was $0.8 million. Management does not consider these investments to be other-than-temporarily impaired.

For common stocks, there were 15 securities in a loss position at June 30, 2012 totaling $3.2 million. Management evaluated the financial condition of the common stock issuers, the severity and duration of the impairment, and our ability and intent to hold to recovery. The evaluation consisted of a detailed review, including but not limited to some or all of the following factors for each security: the current S&P rating, analysts’ reports, past earnings trends and analysts’ earnings expectations for the next 12 months, liquidity, near-term financing risk, and whether the company was currently paying dividends on its equity securities. Management does not consider these investments to be other-than-temporarily impaired.

The following table presents information regarding invested assets that were in an unrealized loss position at June 30, 2012 and December 31, 2011 by amount of time in a continuous unrealized loss position:

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
June 30, 2012
U.S. Treasury securities	$65,714	$(7)	$-	$-	$65,714	$(7)
Municipal bonds	41,456	(431)	990	(4)	42,446	(435)
Corporate and other bonds
Finance	22,784	(169)	752	(46)	23,536	(215)
Industrial	46,687	(990)	6,465	(191)	53,152	(1,181)
Utilities	3,425	(24)	394	(2)	3,819	(26)
Commercial mortgage-backed securities	16,036	(138)	16,053	(438)	32,089	(576)
Residential mortgage-backed securities
Agency backed	21,134	(134)	21	-	21,155	(134)
Non-agency backed	6	(3)	2,666	(121)	2,672	(124)
Asset-backed securities	12,333	(117)	1,680	(45)	14,013	(162)

Total fixed-maturity securities	229,575	(2,013)	29,021	(847)	258,596	(2,860)
Preferred stocks	6,263	(45)	6,019	(112)	12,282	(157)
Common stocks	39,868	(3,183)	913	(55)	40,781	(3,238)

Total, June 30, 2012	$275,706	$(5,241)	$35,953	$(1,014)	$311,659	$(6,255)

Tower	$254,853	$(4,959)	$34,232	$(959)	$289,085	$(5,918)
Reciprocal Exchanges	20,853	(282)	1,721	(55)	22,574	(337)

Total, June 30, 2012	$275,706	$(5,241)	$35,953	$(1,014)	$311,659	$(6,255)

December 31, 2011
U.S. Treasury securities	$92,001	$(13)	$-	$-	$92,001	$(13)
Municipal bonds	13,449	(255)	-	-	13,449	(255)
Corporate and other bonds
Finance	138,986	(4,610)	251	(5)	139,237	(4,615)
Industrial	57,357	(2,141)	3,519	(145)	60,876	(2,286)
Utilities	1,902	(61)	-	-	1,902	(61)
Commercial mortgage-backed securities	26,130	(2,564)	-	-	26,130	(2,564)
Residential mortgage-backed securities
Agency backed	19	(1)	12	-	31	(1)
Non-agency backed	13,294	(318)	4,609	(583)	17,903	(901)
Asset-backed securities	29,624	(647)	610	(9)	30,234	(656)

Total fixed-maturity securities	372,762	(10,610)	9,001	(742)	381,763	(11,352)
Preferred stocks	17,773	(644)	1,303	(246)	19,076	(890)
Common stocks	44,132	(4,194)	-	-	44,132	(4,194)

Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

Tower	$398,989	$(14,160)	$8,264	$(915)	$407,253	$(15,075)
Reciprocal Exchanges	35,678	(1,288)	2,040	(73)	37,718	(1,361)

Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

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

Fixed-Maturity Investment—Time to Maturity

The following table shows the amortized cost and fair value of the fixed-maturity portfolio by contractual time to maturity at June 30, 2012 and December 31, 2011:

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Tower		Reciprocal Exchanges		Total
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
June 30, 2012
Remaining Time to Maturity
Less than one year	$41,638	$42,094	$2,000	$2,080	$43,638	$44,174
One to five years	413,347	429,544	30,452	31,722	443,799	461,266
Five to ten years	536,091	572,698	64,358	68,066	600,449	640,764
More than 10 years	434,622	468,693	99,816	106,020	534,438	574,713
Mortgage and asset-backed securities	511,476	547,773	84,217	91,284	595,693	639,057

Total, June 30, 2012	$1,937,174	$2,060,802	$280,843	$299,172	$2,218,017	$2,359,974

December 31, 2011
Remaining Time to Maturity
Less than one year	$40,201	$40,529	$44,238	$44,942	$84,439	$85,471
One to five years	479,721	491,904	81,566	83,743	561,287	575,647
Five to ten years	563,830	593,838	21,522	22,797	585,352	616,635
More than 10 years	427,357	458,536	48,818	51,480	476,175	510,016
Mortgage and asset-backed securities	535,823	568,813	92,036	97,092	627,859	665,905

Total, December 31, 2011	$2,046,932	$2,153,620	$288,180	$300,054	$2,335,112	$2,453,674

Other Invested Assets

The following table shows the composition of the other invested assets as of June 30, 2012 and December 31, 2011:

($ in thousands)	June 30, 2012	December 31, 2011
Limited partnerships, equity method	$19,279	$12,459
Real estate, amortized cost	8,054	6,888
Securities reported under the fair value option	25,000	25,000

Total	$52,333	$44,347

In December 2011, the Company purchased two securities for which it elected the fair value option. This election was made to simplify the accounting for these instruments which contain embedded derivatives and other features.

The fair value of the limited partnerships in the table above approximates their carrying value under the equity method of accounting. The significant inputs used to determine fair value of these limited partnerships are considered Level 3 pursuant to the fair value hierarchy. See “Note 5 – Fair Value Measurements” below. As of June 30, 2012, the Company had future funding commitments of $25.9 million to these limited partnerships.

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

As at June 30, 2012 and December 31, 2011, the Company’s financial instruments carried at fair value are allocated among levels as follows:

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

($ in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2012
Fixed-maturity securities
U.S. Treasury securities	$-	$122,367	$-	$122,367
U.S. Agency securities	-	81,282	-	81,282
Municipal bonds	-	796,377	-	796,377
Corporate and other bonds	-	720,890	-	720,890
Commercial mortgage-backed securities	-	250,425	-	250,425
Residential mortgage-backed securities
Agency	-	328,273	-	328,273
Non-agency	-	18,124	-	18,124
Asset-backed securities	-	42,236	-	42,236

Total fixed-maturities	-	2,359,974	-	2,359,974
Equity securities	136,393	-	-	136,393

Total investments at fair value	136,393	2,359,974	-	2,496,367
Other invested assets (1)	-	-	25,000	25,000
Other liabilities				-
Interest rate swap contracts	-	(8,775)	-	(8,775)
Foreign currency forward contract	-	(2,042)	-	(2,042)
Debt and equity securities sold, not yet purchased	-	(17,506)	-	(17,506)

Total, June 30, 2012	$136,393	$2,331,651	$25,000	$2,493,044

Tower	$128,490	$2,032,479	$25,000	$2,185,969
Reciprocal Exchanges	7,903	299,172	-	307,075

Total, June 30, 2012	$136,393	$2,331,651	$25,000	$2,493,044

December 31, 2011
Fixed-maturity securities
U.S. Treasury securities	$-	$156,142	$-	$156,142
U.S. Agency securities	-	117,190	-	117,190
Municipal bonds	-	736,714	-	736,714
Corporate and other bonds	-	777,723	-	777,723
Commercial mortgage-backed securities	-	253,167	-	253,167
Residential mortgage-backed securities
Agency	-	320,276	-	320,276
Non-agency	-	31,609	-	31,609
Asset-backed securities	-	60,853	-	60,853

Total fixed-maturities	-	2,453,674	-	2,453,674
Equity securities	89,345	-	-	89,345

Total investments	89,345	2,453,674	-	2,543,019
Other invested assets (2)	-	-	25,000	25,000
Interest rate swap contracts	-	(7,384)	-	(7,384)

Total, December 31, 2011	$89,345	$2,446,290	$25,000	$2,560,635

Tower	$87,479	$2,146,236	$25,000	$2,258,715
Reciprocal Exchanges	1,866	300,054	-	301,920

Total, December 31, 2011	$89,345	$2,446,290	$25,000	$2,560,635

(1)	$25.0 million of the Other invested assets balance at June 30, 2012 is reported at fair value. $27.3 million of Other invested assets is reported under the equity method of accounting or at amortized cost.
(2)	$25.0 million of the Other invested assets balance at December 31, 2011 is reported at fair value. $19.3 million of Other invested assets is reported under the equity method of accounting or at amortized cost.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Substantially all of the portfolio valuations at June 30, 2012 classified as Level 1 or Level 2 in the above table is priced by utilizing the services of several independent pricing services that provide the Company with a price quote for each security. There were no adjustments made to the prices obtained from the independent pricing sources and dealers on securities classified as Level 1 or Level 2.

In 2012, there were no transfers of investments between Level 1 and Level 2 or between Level 2 and Level 3.

The fair values of the interest rate swaps were derived by using an industry standard swap valuation model with market based inputs for swaps having similar characteristics.

The fair value of the foreign currency forward contract was derived by multiplying the notional amount of the contract by the difference between the forward exchange rate at the anticipated settlement date of the contract and the spot rate as of June 30, 2012. The Company entered into the foreign currency forward contract as protection against currency risk on its expected purchase of 10.7 percent of Canopius Group, Ltd. This purchase is expected to close in the third quarter 2012 with the majority of purchase price denominated in British pound sterling. The Company recorded in net realized gains (losses) a $2.0 million loss in fair value on this contract.

The fair values of the debt and equity securities sold, not yet purchased were derived by using quoted prices for similar securities in active markets. These instruments resulted in net realized gains (losses) of $(2.6) million and $(0.3) million for the three and six months ended June 30, 2012, respectively.

In December 2011, the Company purchased two securities which are reported in other invested assets and have been classified as Level 3 of the fair value hierarchy. Management utilizes a discounted flow analysis to derive the fair values. For one security, which matures in 2015 and whose cash flows are supported by underlying short-term loans, the significant unobservable inputs include the underlying short-term loans’ probability of default and loss severity, and a discount for the security’s lack of marketability. Increases in the probability of default and loss severity assumptions (which generally move directionally with each other) would have the effect of decreasing the fair value of this security. The Company obtains credit ratings on the underlying short-term loans quarterly and considers these ratings when updating its assumptions. The second security is an equity instrument which entitles the Company to residual interests of a finite life special purpose vehicle. The significant unobservable inputs include the estimated losses to be incurred by the vehicle and the equity instrument’s lack of marketability. The Company obtains quarterly financial data from the vehicle and evaluates the estimated incurred loss figure. An increase in the vehicle’s estimated incurred losses would have the effect of decreasing the instrument’s fair value.

Management is responsible for the determination of the value of the investments carried at fair value and the supporting methodologies and assumptions. Management has reviewed the pricing techniques and methodologies of the independent pricing sources and believes that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. Management monitors security-specific valuation trends and discusses material changes or the absence of expected changes with the portfolio managers to understand the underlying factors and inputs and to validate the reasonableness of pricing. Management also back-tests the prices on numerous sales of securities during the year to validate the previous pricing provided as well as utilizes other pricing sources to validate the pricing provided by our primary provider of the majority of the non-U.S. Treasury securities and non-agency securities included in Level 2.

The following table summarizes changes in Level 3 assets measured at fair value for the three months ended June 30, 2012 and 2011 for Tower (the Reciprocal Exchanges have no Level 3 assets):

	Three Months Ended June 30,
($ in thousands)	2012	2011
Beginning balance, April 1,	$24,914	$-
Total gains (losses)-realized / unrealized
Included in net income	86	-
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Net transfers into (out of) Level 3	-	-

Ending balance, June 30,	$25,000	$-

The following table summarizes the changes in Level 3 assets measured at fair value for the six months ended June 30, 2012 and 2011:

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
($ in thousands)	2012	2011
Beginning balance, January 1	$25,000	$2,058
Total gains (losses)-realized / unrealized
Included in net income	-	(1,067)
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Net transfers into (out of) Level 3	-	(991)

Ending balance, June 30,	$25,000	$-

Note 6 – Loss and Loss Adjustment Expense

The following table provides a reconciliation of the beginning and ending consolidated balances for unpaid losses and loss adjustment expense (“LAE”) for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012			2011
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total
Balance at January 1,	$1,495,839	$136,274	$1,632,113	$1,439,106	$171,315	$1,610,421
Less reinsurance recoverables on unpaid losses	(308,411)	(11,253)	(319,664)	(271,298)	(11,384)	(282,682)

	1,187,428	125,021	1,312,449	1,167,808	159,931	1,327,739
Incurred related to:
Current year	487,837	57,430	545,267	422,866	61,404	484,270
Prior years unfavorable/(favorable) development	78,254	(6,253)	72,001	7,551	(10,799)	(3,248)

Total incurred	566,091	51,177	617,268	430,417	50,605	481,022
Paid related to:
Current year	153,792	31,369	185,161	173,061	30,347	203,408
Prior years	313,400	30,943	344,343	271,247	28,285	299,532

Total paid	467,192	62,312	529,504	444,308	58,632	502,940

Net balance at end of period	1,286,327	113,886	1,400,213	1,153,917	151,904	1,305,821
Add reinsurance recoverables on unpaid losses	281,959	19,661	301,620	263,619	15,259	278,878

Balance at June 30,	$1,568,286	$133,547	$1,701,833	$1,417,536	$167,163	$1,584,699

Incurred losses and LAE for the six months ended June 30, 2012 attributable to events of prior years were $72.0 million. Excluding the Reciprocal Exchanges, the incurred losses and LAE from prior accident years were $78.3 million, comprised of net adverse loss development of $74.0 million in Commercial Insurance and $4.3 million in Personal Insurance for the six months ended June 30, 2012. During the quarter, the Company performed a comprehensive reserve study to respond to higher than expected reported losses observed in the first and second quarters of 2012, resulting in increases in ultimate loss estimates primarily for accident years 2009, 2010 and 2011 within Commercial Insurance. The Commercial Insurance adverse development of $62 million during the quarter is comprised of approximately $39 million in Workers Compensation, $22 million in Commercial Automobile Liability, and smaller changes in other lines. Approximately $51 million of the adverse development pertains to various programs, many of which have been terminated.

The Reciprocal Exchanges reported favorable development on prior accident years of $6.3 million during the six months ended June 30, 2012.

The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 70.1% and 62.2% for the six months ended June 30, 2012 and 2011, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 71.1% and 63.5% for the six months ended June 30, 2012 and 2011, respectively. The Reciprocal Exchanges’ net loss ratio was 60.9% and 52.7% for the six months ended June 30, 2012 and 2011, respectively.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2012, unamortized reserve for risk premium of $3.6 million and $1.3 million related to Tower and the Reciprocal Exchanges, respectively, were included in unpaid losses and LAE. As of December 31, 2011, unamortized reserve for risk premium of $7.2 million and $2.5 million related to Tower and the Reciprocal Exchanges, respectively, were included in unpaid losses and LAE.

Loss and loss adjustment expense reserves. The reserving process for loss and LAE reserves provides for the Company’s best estimate at a particular point in time of the ultimate unpaid cost of all losses and LAE incurred, including settlement and administration of losses, and is based on facts and circumstances then known and including losses that have been incurred but not yet reported. The process includes using actuarial methodologies to assist in establishing these estimates, judgments relative to estimates of future claims severity and frequency, the length of time before losses will develop to their ultimate level and the changes in the law and other external factors that are often beyond the Company’s control. The actuarial methods include loss ratio projections, loss development projections, and Bornhuetter-Ferguson (“B-F”) method projections. The actuaries’ best estimates are the result of numerous analyses made by line of business, accident year, and for loss, allocated loss adjustment expense (“ALAE”) and unallocated loss adjustment expense (“ULAE”), and the actuarial analyses also consider input from underwriting and claims managements about the nature of the underlying risks, claims and other trends in the business.

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

Included in the reserves for the loss and LAE reserves at June 30, 2012 and December 31, 2011 is $8.6 million and $3.7 million, respectively, of tabular reserve discount for workers’ compensation and excess workers’ compensation claims.

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

Two key assumptions that materially impact the estimate of loss and LAE reserves are the loss ratio estimate for the current accident year and the loss development factor selections for all accident years. The loss ratio estimate for the current accident year is selected after reviewing historical accident year loss ratios adjusted for rate changes, trend, and mix of business. As an accident year matures, the ultimate loss and LAE is estimated by giving more weight to reported loss and LAE by utilizing the B-F method or loss development methods.

Note 7—Stockholders’ Equity

Shares of Common Stock Issued

For the three and six months ended June 30, 2012, no new common shares were issued as the result of employee stock option exercises. For the three and six months ended June 30, 2012, 0 and 321,178 new common shares, respectively, were issued as the

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

result of restricted stock grants. For the three and six months ended June 30, 2011, 7,612 and 31,112 new common shares, respectively, were issued as the result of employee stock option exercises and 7,498 and 621,000 new common shares, respectively, were issued as the result of restricted stock grants.

For the three and six months ended June 30, 2012, 495 and 97,356 shares, respectively, of common stock were purchased from employees in connection with the vesting of restricted stock issued under the 2004 Long Term Equity Compensation Plan (the “Plan”). For the three and six months ended June 30, 2011, 10,897 and 69,315 shares, respectively, of common stock were purchased from employees in connection with the vesting of restricted stock issued under the Plan. The shares were withheld at the direction of employees as permitted under the Plan in order to pay the expected amount of tax liability owed by the employees from the vesting of those shares. In addition, for the three and six months ended June 30, 2012, 4,432 and 8,715 shares, respectively, of common stock were surrendered as a result of restricted stock forfeitures. For the three and six months ended June 30, 2011, 1,596 and 2,914 shares, respectively, of common stock were surrendered as a result of restricted stock forfeitures.

Share Repurchase Program

The Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. In the six months ended June 30, 2012 and 2011, 1.1 million and 0.8 million shares, respectively, of common stock were purchased under these programs at an aggregate consideration of $21.0 million and $20.0 million, respectively. As of June 30, 2012, the original $100 million share purchase program had been fully utilized and $26.4 million remained available for future share repurchases under the new program.

Dividends Declared

Dividends on common stock of $7.3 million and $7.7 million for the three months ended June 30, 2012 and 2011, respectively, were declared. Dividends on common stock of $14.7 million and $12.9 million for the six months ended June 30, 2012 and 2011, respectively, were declared.

On August 1, 2012, the Board of Directors approved a quarterly dividend of $0.1875 per share payable on September 21, 2012 to stockholders of record as of September 10, 2012.

Note 8—Debt

The Company’s borrowings consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility	$70,000	$70,000	$50,000	$50,000
Convertible senior notes	143,233	157,875	141,843	150,743
Subordinated debentures	235,058	236,478	235,058	234,550

Total	$448,291	$464,353	$426,901	$435,293

The fair value of the convertible senior notes in the table above are determined utilizing pricing for similar instruments in active markets and the fair value of the subordinated debentures in the table above are based on discounted cash flow analysis. The significant inputs used for fair value are considered Level 2 in the fair value hierarchy.

Total interest expense incurred, including interest expense on the funds held liabilities was $7.9 million and $8.3 million for the three months ended June 30, 2012 and 2011, respectively, and was $15.5 million and $16.4 million for the six months ended June 30, 2012 and 2011, respectively.

Subordinated Debentures

The Company and its wholly-owned subsidiaries have issued trust preferred securities through wholly-owned Delaware statutory business trusts. The trusts use the proceeds of the sale of the trust preferred securities and common securities that the Company acquired from the trusts to purchase junior subordinated debentures from the Company with terms that match the terms of the trust preferred securities. Interest on the junior subordinated debentures and the trust preferred securities is payable quarterly. In

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

some cases, the interest rate is fixed for an initial period of five years after issuance and then floats with changes in the London Interbank Offered Rate (“LIBOR”) and in other cases the interest rate floats with LIBOR without any initial fixed-rate period. As of June 30, 2012, The Company had outstanding par of $235.1 million relating to the subordinated debentures.

Interest Rate Swaps

In October 2010, the Company entered into interest rate swap contracts (the “Swaps”) with $190 million notional value to manage interest costs and cash flows associated with the floating rate subordinated debentures. The Swaps have terms of five years. The Swaps convert the subordinated debentures to rates ranging from 5.1% to 5.9%. As of June 30, 2012 and December 31, 2011, the Swaps had a fair value of $8.8 million and $7.4 million in a liability position, respectively, and are reported in Other Liabilities.

The Company has designated and accounts for the Swaps as cash flow hedges. The Swaps are considered to have no ineffectiveness and changes in their fair values will be recorded in Accumulated other comprehensive income (“AOCI”), net of tax. For the six months ended June 30, 2012 and 2011, $0.8 million and $0.1 million, respectively, was reclassified from AOCI to interest expense for the effects of the hedges. As of June 30, 2012, the Company had collateral on deposit with the counterparty amounting to $8.7 million pursuant to a Credit Support Annex.

Credit Facility

On February 15, 2012, the Company amended its $125.0 million credit facility by increasing borrowing capacity up to $150 million, extending the maturity date to February 15, 2016, and resetting borrowing fees to more favorable current market terms. The credit facility is used for general corporate purposes. The original credit facility was entered into on May 14, 2010 and had an expiration date of May 14, 2013.

The Company may request that the facility be increased by an amount not to exceed $50 million. The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements to maintain certain consolidated net worth, debt to capitalization ratios, minimum risk-based capital and minimum statutory surplus. The credit facility also provides for customary events of default, including failure to pay principal when due, failure to pay interest or fees within three days after becoming due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its material subsidiaries, the occurrence of certain material judgments, or a change in control of the Company, and upon an event of default, the administrative agent (subject to the consent of the requisite percentage of the lenders) may immediately terminate the obligations to make loans and to issue letters of credit, declare the Company’s obligations under the credit facility to become immediately due and payable, and require the Company to deposit in a collateral account cash collateral with a value equal to the then outstanding amount of the aggregate face amount of any outstanding letters of credit. The Company was in compliance with all covenants under the credit facility at June 30, 2012.

The Company had $70.0 million and $50.0 million outstanding as of June 30, 2012 and December 31, 2011, respectively. The weighted average interest rate on the amount outstanding as of June 30, 2012 was 2.0%.

Convertible Senior Notes

In September 2010, the Company issued $150.0 million principal amount of 5.0% convertible senior notes (“the Notes”), which mature on September 15, 2014. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2011. Holders may convert their Notes into cash or common shares, at the Company’s option, at any time on or after March 15, 2014 or earlier under certain circumstances determined by: (i) the market price of the Company’s stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate transactions. Upon conversion, the Company intends to settle its obligation either entirely or partially in cash. The conversion rate at June 30, 2012 is 36.9105 shares of common stock per $1,000 principal amount of the Notes (equivalent to a conversion price of $27.09 per share), subject to adjustment upon the occurrence of certain events. Additionally, in the event of a fundamental change, the holders may require the Company to repurchase the Notes for a cash price equal to 100% of the principal plus any accrued and unpaid interest.

The proceeds from the issuance of the Notes were allocated to the liability component and the embedded conversion option, or equity component. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $11.5 million and $5.0 million of deferred origination costs relating to the liability component are being amortized into interest expense over the term of the Notes. After considering the contractual interest payments and amortization of the original issue discount, the Notes’ effective interest rate is 7.2%. Transaction costs of $0.4 million associated with the equity component were netted with the equity component in paid-in-capital. Interest expense,

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

including amortization of deferred origination costs, recognized on the Notes was $5.7 million for the six months ended June 30, 2012.

The following table shows the amounts recorded for the Notes as of June 30, 2012 and December 31, 2011:

($ in thousands)	June 30, 2012	December 31, 2011
Liability component
Outstanding principal	$150,000	$150,000
Unamortized OID	(6,767)	(8,157)

Liability component	143,233	141,843

Equity component, net of tax	$7,469	$7,469

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

In September 2010, the Company paid $15.3 million for the Note Hedges which cover 5.5 million shares of common stock at a strike price of $27.09 per share at June 30, 2012, subject to anti-dilution provisions, and are exercisable upon conversion of the Notes. The Note Hedges have been accounted for as an adjustment to the Company’s paid-in-capital, net of deferred taxes.

In September 2010, the Company received $3.8 million for Warrants sold to the financial institutions. The Warrants provide for the acquisition of 5.5 million shares of common stock at a strike price of $32.94 per share at June 30, 2012, subject to anti-dilution adjustments. The Warrants have been accounted for as an adjustment to the Company’s paid-in-capital.

To the extent the Company’s common stock price is above $27.09 but below the Warrant strike price of $32.94, there is no dilutive effect to common stockholders’ equity because the Note Hedge offsets any shares to be issued under the Notes. If the market value per share of the Company’s common stock exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s net income per share.

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

Restricted Stock

The following table provides an analysis of restricted stock activity for the six months ended June 30, 2012 and 2011:

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2012		2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1	988,607	$23.44	591,675	$23.10
Granted	321,178	23.08	621,000	23.90
Vested	(388,115)	23.87	(227,580)	23.59
Forfeitures	(8,715)	23.60	(2,914)	22.88
Outstanding, June 30,	912,955	$23.09	982,181	$23.49

Stock Options

The following table provides an analysis of stock option activity for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012		2011
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, January 1	855,530	$20.14	917,155	$19.62
Exercised	-	-	(31,112)	10.99
Forfeitures and expirations	-	-	(22,981)	26.48
Outstanding, June 30	855,530	$20.14	863,062	$20.16
Exercisable, June 30	855,530	$20.14	808,115	$20.26

Stock Based Compensation Expense

The following table provides an analysis of stock based compensation expense for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
($ in thousands)	2012	2011
Restricted stock
Expense, net of tax	$896	$3,035
Value of shares vested	8,576	5,391
Value of unvested shares	19,257	23,396
Stock options
Intrinsic value of outstanding options	1,632	3,715
Intrinsic value of vested outstanding options	1,632	3,432
Unrecognized compensation expense
Non-vested stock options, net of tax	-	42
Unvested restricted stock, net of tax	12,791	19,150
Weighted average years over which expense will be recognized	2.5	2.6

Note 10—Earnings (Loss) per Share

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

The following table shows the computation of the earnings per share pursuant to the two-class method:

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Numerator
Net income (loss) attributable to Tower Group, Inc.	$(15,113)	$24,121	$5,521	$49,806
Denominator
Weighted average common shares outstanding	39,117	41,303	39,206	41,404
Effect of dilutive securities:
Stock options	-	88	62	111
Other	-	4	-	3
Weighted average common and potential dilutive shares outstanding	39,117	41,395	39,268	41,518
Earnings (loss) per share attributable to Tower stockholders - basic
Common stock:
Distributed earnings	$0.19	$0.19	$0.38	$0.32
Undistributed earnings	(0.58)	0.39	(0.24)	0.88
Total	(0.39)	0.58	0.14	1.20
Earnings (loss) per share attributable to Tower stockholders - diluted	$(0.39)	$0.58	$0.14	$1.20

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For the three and six months ended June 30, 2012 855,500 and, 168,100, respectively, options and other common stock equivalents to purchase Tower shares were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price. For the three and six months ended June 30, 2011 170,800 and, 170,800, respectively, options and other common stock equivalents to purchase Tower shares were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Business segment results are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2012	2011	2012	2011
Commercial Insurance Segment
Revenues
Premiums earned	$337,650	$263,735	$635,485	$515,503
Ceding commission revenue	3,894	4,710	3,904	8,728
Policy billing fees	1,390	1,114	2,903	1,878
Total revenues	342,934	269,559	642,292	526,109
Expenses
Loss and loss adjustment expenses	281,209	166,597	482,647	331,087
Underwriting expenses	113,954	86,633	217,750	173,861
Total expenses	395,163	253,230	700,397	504,948
Underwriting profit (loss)	$(52,229)	$16,329	$(58,105)	$21,161

Personal Insurance Segment
Revenues
Premiums earned	$122,503	$129,795	$244,826	$257,822
Ceding commission revenue	6,186	5,945	11,339	10,108
Policy billing fees	1,610	1,545	3,231	2,959
Total revenues	130,299	137,285	259,396	270,889
Expenses
Loss and loss adjustment expenses	68,566	74,249	134,621	149,935
Underwriting expenses	59,059	59,250	113,457	113,523
Total expenses	127,625	133,499	248,078	263,458

Underwriting profit (loss)	$2,674	$3,786	$11,318	$7,431
Tower	$6,481	$(650)	$15,373	$2,564
Reciprocal Exchanges	(3,807)	4,436	(4,055)	4,867
Total underwriting profit (loss)	$2,674	$3,786	$11,318	$7,431

Insurance Services Segment
Revenues
Management fee income	$7,965	$7,704	$14,827	$14,399
Other revenue	1,359	(73)	1,856	529
Total revenues	9,324	7,631	16,683	14,928
Expenses
Other expenses	5,079	4,977	9,542	10,018
Total expenses	5,079	4,977	9,542	10,018

Insurance services pretax income	$4,245	$2,654	$7,141	$4,910

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table reconciles revenue by segment to consolidated revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2012	2011	2012	2011
Commercial insurance segment	$342,934	$269,559	$642,292	$526,109
Personal insurance segment	130,299	137,285	259,396	270,889
Insurance services segment	9,324	7,631	16,683	14,928
Total segment revenues	482,557	414,475	918,371	811,926
Elimination of management fee income	(7,965)	(7,704)	(14,827)	(14,399)
Net investment income	31,781	31,798	65,724	64,176
Net realized gains (losses) on investments, including other-than-temporary impairments	(236)	(2,314)	3,347	5,046
Consolidated revenues	$506,137	$436,255	$972,615	$866,749

The following table reconciles the results of the Company’s individual segments to consolidated income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2012	2011	2012	2011
Commercial insurance segment underwriting profit (loss)	$(52,229)	$16,329	$(58,105)	$21,161
Personal insurance segment underwriting profit	2,674	3,786	11,318	7,431
Insurance services segment pretax income	4,245	2,654	7,141	4,910
Net investment income	31,781	31,798	65,724	64,176
Net realized gains on investments, including other-than-temporary impairments	(236)	(2,314)	3,347	5,046
Corporate expenses	(3,159)	(2,803)	(6,020)	(5,898)
Acquisition-related transaction costs	(720)	-	(1,982)	(12)
Interest expense	(7,902)	(8,257)	(15,478)	(16,357)
Income before income taxes	$(25,546)	$41,193	$5,945	$80,457

Note 12—Contingencies

Legal Proceedings

On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (“TICNY”), a wholly-owned subsidiary of Tower Group, Inc., in the United States District Court for the District of New Jersey seeking, inter alia, to recover $6.1 million under various retrocessional contracts pursuant to which TICNY reinsures Munich. On June 22, 2009, TICNY filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover $2.8 million under various reinsurance contracts pursuant to which Munich reinsures TICNY. (A separate action commenced by Munich against TICNY on June 17, 2009 in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access to TICNY’s books and records pertaining to various quota share agreements, to which TICNY filed its answer on July 7, 2009, was subsequently dismissed pursuant to the stipulation of the parties on March 17, 2010). The parties have now concluded discovery. On July 15, 2011, TICNY paid $3.3 million to Munich to resolve a portion of the dispute. On December 22, 2011, the court granted partial summary judgment with respect to certain of the claims and defenses in the litigation. On March 23, 2012, the Court ruled that Munich was entitled to approximately $168,000, which was expensed in the first quarter of 2012. Trial has now been set for October 15, 2012. The Company is unable to estimate a possible loss or range of loss.

Note 13—Subsequent Event

As announced on April 25, 2012, Tower agreed to invest approximately $75 million to acquire a 10.7% stake in Canopius Group Limited (“Canopius Group”), a privately owned Lloyd’s insurance holding company domiciled in Guernsey, Channel Islands, subject to the closing of Canopius Group’s acquisition of Omega Insurance Holdings Limited (“Omega”). Tower also entered into an agreement dated April 25, 2012 (the “Master Transaction Agreement”) under which Canopius Group committed to assist Tower with the establishment of a presence at Lloyd’s of London (subject to required approvals) and granted Tower an option (the “Option”) to combine with Canopius Holdings Bermuda Limited (“Canopius Bermuda”). On July 30, 2012, Tower

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

announced that it has exercised the Option and executed an Agreement and Plan of Merger (the “Merger Agreement”) with Canopius Bermuda pursuant to which Canopius Bermuda will acquire all of Tower’s common stock; under applicable accounting principles Tower will be regarded as the acquiring entity. Tower paid Canopius Group a fee of $1,000,000 to exercise the Option.

Under the Merger Agreement, Tower stockholders will receive, in exchange for each share of Tower’s common stock, (1) a certain number of Canopius Bermuda shares equal to a Stock Conversion Number (defined below) and (2) $ 1.25 in cash. Canopius Group expects to sell its shares in Canopius Bermuda prior to the consummation of the merger in a private placement of those shares (the “Canopius Secondary Offering”) to third party investors. The Stock Conversion Number will equal the quotient obtained by dividing (X) the price per share of Tower common stock (reduced by the $1.25 per share that Tower shareholders will be paid in the merger) at the market close on the date of the pricing of the Canopius Secondary Offering by (Y) the Adjusted Canopius Bermuda Price Per Share (as defined in the Merger Agreement).

The Adjusted Canopius Bermuda Price Per Share will reflect Canopius Bermuda’s net tangible asset value at the closing after giving effect to a restructuring of Canopius Bermuda contemplated by the Master Transaction Agreement (the “Restructuring”), the placement fees paid to the placement agents in the Canopius Secondary Offering, any economic concessions made to the purchasers of the Canopius Bermuda shares in the Canopius Secondary Offering and the value of Canopius Bermuda’s retained business. Because neither the Restructuring nor the Canopius Secondary Offering is likely to occur until the fourth quarter of this year at the earliest, no assurances can be given as to Canopius Bermuda’s net tangible asset value at closing or the Adjusted Canopius Bermuda Price Per Share. Based on information currently available to Tower, Tower believes that Canopius Bermuda’s net tangible asset value should range between $240 million and $290 million. This range could be materially affected by a number of factors, including among others, (1) the fact that the Restructuring has not been implemented and its terms are subject to negotiation between Tower and Canopius Group and (2) Canopius Bermuda’s loss experience and loss development between signing and closing of the merger. Accordingly, the Adjusted Canopius Bermuda Price Per Share, the Stock Conversion Number and, in turn, the number of Canopius Bermuda shares that Tower stockholders will receive in connection with the merger, could be materially affected by such factors and by other factors, including, without limitation, the terms of the Canopius Secondary Offering.

The Merger Agreement may be terminated by Tower at any time prior to the closing of the merger for any reason. Without limiting the generality of the foregoing, Tower currently anticipates that it would likely not proceed with the merger in the event (1) that Canopius Group’s acquisition of Omega does not close, (2) that the Canopius Secondary Offering cannot be effected, or can only be effected on terms that would make the Stock Conversion Number, and therefore the merger, unattractive to Tower, (3) that the Adjusted Canopius Bermuda Price Per Share declines to a point that Canopius Bermuda shareholders own 20% or less of the merged entity’s outstanding shares immediately after the closing of the merger, (4) of failure to obtain regulatory approvals on terms acceptable to Tower, (5) of failure to obtain the approval of Tower’s shareholders, and (6) of failure of Tower’s Board of Directors to approve certain of the transactions contemplated by the Merger Agreement, including without limitation, the Canopius Secondary Offering. In the event that Tower exercises its right to terminate the Merger Agreement, it will nonetheless be obligated to reimburse affiliates of Canopius Bermuda for costs actually incurred in connection with negotiating, documenting and implementing the Merger Agreement and the transactions contemplated thereby to the extent that such costs exceed the $1,000,000 Option exercise fee paid by Tower.

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

Overview

Tower, through its subsidiaries, offers a broad range of commercial, specialty and personal property and casualty insurance products and services to businesses in various industries and to individuals throughout the United States. We provide coverage for many different market sectors, including non-standard risks that do not fit the underwriting criteria of standard risk carriers due to factors such as type of business, location and premium per policy. We provide these products on both an admitted and excess and surplus (“E&S”) basis (under NAIC rules).

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

Our Personal Insurance segment offers a broad range of products designed to fit the insurance needs of most personal lines customers. This segment includes the business written in the Reciprocal Exchanges. Our personal lines products consist of homeowners, personal automobile and umbrella policies. In the first quarter of 2012, Tower sold one of its insurance subsidiaries to the Reciprocal Exchanges. As a result, the Reciprocal Exchanges have expanded their licensing and increased their capacity to write business.

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

The following table provides a reconciliation of operating income to net income on a GAAP basis. The operating income is used to calculate operating earnings per share and operating return on average equity:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2012	2011	2012	2011
Operating income	$(15,451)	$25,978	$6,470	$46,320
Net realized gains (losses) on investments, excluding gains (losses) attributable to Reciprocal Exchanges	1,421	(2,857)	1,028	5,380
Acquisition-related transaction costs	(720)	-	(1,982)	(12)
Income tax	(363)	1,000	5	(1,882)

Net income attributable to Tower Group, Inc.	$(15,113)	$24,121	$5,521	$49,806

Critical Accounting Estimates

As of June 30, 2012, there were no material changes to our critical accounting estimates; refer to the Company’s 2011 Annual Report on Form 10-K for a complete discussion of critical accounting estimates.

Critical Accounting Policies

See “Note 2—Accounting Policies and Basis of Presentation” for information related to updated accounting policies.

Consolidating Supplemental Information

The following tables present the consolidating financial statements as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011:

	June 30, 2012
		Reciprocal	Elimin-
($ in thousands)	Tower	Exchanges	ations	Total
Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$2,060,802	$299,172	$-	$2,359,974
Equity securities	128,490	7,903	-	136,393
Short-term investments	-	-	-	-
Other invested assets	129,533	-	(77,200)	52,333
Total investments	2,318,825	307,075	(77,200)	2,548,700
Cash and cash equivalents	192,099	6,906	-	199,005
Investment income receivable	37,519	3,078	(13,364)	27,233
Premiums receivable	343,321	39,470	(808)	381,983
Reinsurance recoverable on paid losses	21,503	1,799	(4,226)	19,076
Reinsurance recoverable on unpaid losses	281,959	28,979	(9,318)	301,620
Prepaid reinsurance premiums	39,272	16,611	(192)	55,691
Deferred acquisition costs, net	172,749	12,758	-	185,507
Deferred income taxes	-	-	-	-
Intangible assets	103,772	7,146	-	110,918
Goodwill	250,103	-	-	250,103
Funds held by reinsured companies	133,968	-	-	133,968
Other assets	282,161	4,021	(16,344)	269,838
Total assets	$4,177,251	$427,843	$(121,452)	$4,483,642
Liabilities	-	-	-	-
Loss and loss adjustment expenses	$1,568,286	$142,865	$(9,318)	$1,701,833
Unearned premium	823,048	103,600	(192)	926,456
Reinsurance balances payable	9,543	9,909	(5,034)	14,418
Funds held under reinsurance agreements	91,142	-	-	91,142
Other liabilities	187,201	37,608	(29,908)	194,901
Deferred income taxes	29,666	3,392	-	33,058
Debt	448,291	77,000	(77,000)	448,291
Total liabilities	3,157,177	374,374	(121,452)	3,410,099
Stockholders’ equity
Common stock	468	-	-	468
Treasury stock	(181,324)	-	-	(181,324)
Paid-in-capital	775,542	27,628	(27,628)	775,542
Accumulated other comprehensive income	75,866	12,799	(12,799)	75,866
Retained earnings	347,521	13,042	(13,042)	347,521
Noncontrolling interests	2,001	-	53,469	55,470
Total stockholders’ equity	1,020,074	53,469	-	1,073,543
Total liabilities and stockholders’ equity	$4,177,251	$427,843	$(121,452)	$4,483,642

	December 31, 2011
		Reciprocal	Elimin-
($ in thousands)	Tower	Exchanges	ations	Total
Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$2,153,620	$300,054	$-	$2,453,674
Equity securities	87,479	1,866	-	89,345
Short-term investments	-	-	-	-
Other invested assets	121,547	-	(77,200)	44,347
Total investments	2,362,646	301,920	(77,200)	2,587,366
Cash and cash equivalents	113,432	666	-	114,098
Investment income receivable	33,842	2,978	(10,038)	26,782
Premiums receivable	367,336	41,290	-	408,626
Reinsurance recoverable on paid losses	18,233	6,326	(656)	23,903
Reinsurance recoverable on unpaid losses	308,411	20,134	(8,881)	319,664
Prepaid reinsurance premiums	39,352	14,685	-	54,037
Deferred acquisition costs, net	156,992	11,866	-	168,858
Intangible assets	110,081	4,839	-	114,920
Goodwill	250,103	-	-	250,103
Other assets	386,928	2,485	(15,575)	373,838
Total assets	$4,147,356	$407,189	$(112,350)	$4,442,195
Liabilities		-	-	-
Loss and loss adjustment expenses	$1,495,839	$145,155	$(8,881)	$1,632,113
Unearned premium	790,185	102,991	-	893,176
Reinsurance balances payable	17,328	4,122	(656)	20,794
Funds held under reinsurance agreements	96,726	-	-	96,726
Other liabilities	259,408	32,560	(25,813)	266,155
Deferred income taxes	24,826	4,511	-	29,337
Debt	426,901	77,000	(77,000)	426,901
Total liabilities	3,111,213	366,339	(112,350)	3,365,202
Stockholders’ equity

Common stock	465	-	-	465
Treasury stock	(158,185)	-	-	(158,185)
Paid-in-capital	772,938	25,851	(25,851)	772,938
Accumulated other comprehensive income	62,244	7,771	(7,771)	62,244
Retained earnings	356,680	7,228	(7,228)	356,680
Noncontrolling interests	2,001	-	40,850	42,851
Total stockholders’ equity	1,036,143	40,850	-	1,076,993
Total liabilities and stockholders’ equity	$4,147,356	$407,189	$(112,350)	$4,442,195

	Three Months Ended June 30,
	2012				2011
($ in thousands)	Tower	Reciprocal Exchanges	Elimina- tions	Total	Tower	Reciprocal Exchanges	Elimina- tions	Total
Revenues
Net premiums earned	$417,612	$42,541	$-	$460,153	$342,789	$50,741	$-	$393,530
Ceding commission revenue	6,855	3,225	-	10,080	9,107	1,548	-	10,655
Insurance services revenue	9,324	-	(7,965)	1,359	7,631	-	(7,704)	(73)
Policy billing fees	2,871	129	-	3,000	2,512	147	-	2,659
Net investment income	30,268	3,177	(1,664)	31,781	30,419	3,051	(1,672)	31,798
Total net realized investment gains (losses)	1,421	(1,657)	-	(236)	(2,857)	543	-	(2,314)
Total revenues	468,351	47,415	(9,629)	506,137	389,601	56,030	(9,376)	436,255
Expenses
Loss and loss adjustment expenses	322,842	26,933	-	349,775	213,970	26,876	-	240,846
Direct and ceding commission expense	87,024	8,162	-	95,186	69,726	6,484	-	76,210
Other operating expenses	71,459	14,606	(7,965)	78,100	62,812	14,641	(7,704)	69,749
Acquisition-related transaction costs	720	-	-	720	-	-	-	-
Interest expense	7,902	1,664	(1,664)	7,902	8,257	1,672	(1,672)	8,257
Total expenses	489,947	51,365	(9,629)	531,683	354,765	49,673	(9,376)	395,062
Income (loss) before income taxes	(21,596)	(3,950)	-	(25,546)	34,836	6,357	-	41,193
Income tax expense (benefit)	(6,483)	(756)	-	(7,239)	10,715	2,162	-	12,877
Net income (loss)	$(15,113)	$(3,194)	$-	$(18,307)	$24,121	$4,195	$-	$28,316
Ratios
Net calendar year loss and LAE	77.3%	63.3%		76.0%	62.4%	53.0%		61.2%
Net underwriting expenses	33.6%	45.6%		34.8%	33.0%	38.3%		33.7%
Net Combined	110.9%	108.9%		110.8%	95.4%	91.3%		94.9%

Return on Average Equity	-5.8%				9.2%

	Six Months Ended June 30,
	2012				2011
($ in thousands)	Tower	Reciprocal Exchanges	Elimina- tions	Total	Tower	Reciprocal Exchanges	Elimina- tions	Total
Revenues
Net premiums earned	$796,281	$84,030	$-	$880,311	$677,326	$95,999	$-	$773,325
Ceding commission revenue	8,933	6,310	-	15,243	15,924	2,912	-	18,836
Insurance services revenue	16,683	-	(14,827)	1,856	14,928	-	(14,399)	529
Policy billing fees	5,873	261	-	6,134	4,546	291	-	4,837
Net investment income	62,525	6,526	(3,327)	65,724	61,107	6,395	(3,326)	64,176
Total net realized investment gains (losses)	1,028	2,319	-	3,347	5,380	(334)	-	5,046
Total revenues	891,323	99,446	(18,154)	972,615	779,211	105,263	(17,725)	866,749
Expenses
Loss and loss adjustment expenses	566,091	51,177	-	617,268	430,418	50,604	-	481,022
Direct and ceding commission expense	158,936	15,935	-	174,871	135,755	17,058	-	152,813
Other operating expenses	144,355	27,543	(14,827)	157,071	123,814	26,673	(14,399)	136,088
Acquisition-related transaction costs	1,982	-	-	1,982	12	-	-	12
Interest expense	15,478	3,327	(3,327)	15,478	16,357	3,326	(3,326)	16,357
Total expenses	886,842	97,982	(18,154)	966,670	706,356	97,661	(17,725)	786,292
Income (loss) before income taxes	4,481	1,464	-	5,945	72,855	7,602	-	80,457
Income tax expense (benefit)	(1,040)	(4,349)	-	(5,389)	23,049	2,586	-	25,635

Net income (loss)	$5,521	$5,813	$-	$11,334	$49,806	$5,016	$-	$54,822
Ratios
Net calendar year loss and LAE	71.1%	60.9%		70.1%	63.5%	52.7%		62.2%
Net underwriting expenses	34.3%	43.9%		35.2%	33.0%	42.2%		34.1%
Net Combined	105.4%	104.8%		105.3%	96.5%	94.9%		96.3%

Return on Average Equity	1.1%				9.5%

Consolidated Results of Operations

Our results of operations are discussed below in two parts, consolidated results of operations and the results of each of our three segments.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Total revenues. Total revenues increased by 16.0% and 12.2%, respectively for the three and six months ended June 30, 2012 compared to the same periods in 2011. This increase is primarily attributed to the increases in earned premiums.

Premiums earned. Gross premiums earned for the three and six months ended June 30, 2012 were $508.6 million and $971.7 million, respectively, and $445.8 million and $869.8 million for the same periods in 2011, respectively. These increases of 14.1 % and 11.7%, respectively, for the three and six month periods are primarily a result of increased business in Tower’s continuing programs and assumed reinsurance lines in the Commercial Insurance segment.

Ceded premiums earned declined $3.9 million to $48.4 million for the three months ended June 30, 2012 from $52.3 million in 2011. For the six months ended June 30, 2012, ceded premiums earned were $91.4 million compared to $96.4 million for the same period in the prior year. Ceded premiums earned declined from the prior year as Tower elected to not renew its liability quota share reinsurance treaty in 2011. In 2011, we recorded earnings on the business ceded in 2010. This decrease was offset by an increase in the percentage of homeowners business ceded pursuant to the Company’s homeowners quota share reinsurance treaty in 2012. We also purchase excess per risk and catastrophe reinsurance for all property lines.

Overall, net premiums earned increased $66.6 million and $107.0 million, respectively for the three and six months ended June 30, 2012 compared to the same period in 2011.

Commission and fee income. Commission and fee income, comprised of ceding commission revenue, insurance services revenue and policy billing fees, increased by $1.2 million and decreased by $1.0 million in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The increase for the three months ended June 30, 2012 is due to additional fees earned by our managing general agencies. The decrease for the six months ended June 30, 2012 is attributed to a reduction in the ceding commission revenue in the first quarter 2012 resulting from a change in loss ratio on a prior year’s quota share treaties. The change in loss ratio resulted in a $2.9 million reduction in our ceding commission revenue.

Net investment income and net realized gains (losses). For the three months ended June 30, 2012, net investment income remained relatively constant when compared with the same period in 2011. For the six-month period ended June 30, 2012, net investment income increased $1.5 million, or 2.4%, due to an increase in average cash and invested assets from the comparative period in 2011. Operating cash invested in fixed income securities in 2012 and in 2011 has been affected by an extended low interest rate environment. Investments in high-yield securities and dividend paying equity securities continue to be made to help maintain overall portfolio yield and to partially mitigate the impact of the lower interest rate environment.

For the three months ended June 30, 2012 and 2011, the net realized investment gains (losses) included OTTI of $2.2 million and $0.2 million, respectively. The OTTI in the second quarter of 2012 is driven primarily from the impairment of one equity security for $1.5 million and one fixed-maturity security for $0.7 million. Net realized investment gains for the three months ended June 30, 2012 and 2011 also include net gains (losses) on the sale of securities for $2.0 million and $(2.1) million respectively. These gains and losses are a function of individual securities selected for sale when cash needs arise in the ordinary course of business or when market dictates disposals pursuant to our investment policy.

For the six months ended June 30, 2012 and 2011, the net realized investment gains (losses) included OTTI of $5.0 million and $0.4 million, respectively. The OTTI for the six months ended June 30, 2012 is related mostly to securities in the Company’s equity security portfolio. Net realized investment gains for the six months ended June 30, 2012 and 2011 included net gains on the sale of securities for $8.3 million and $5.4 million respectively.

Loss and loss adjustment expenses. The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 76.0% and 61.2% for the three months ended June 30, 2012 and 2011, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 77.3% and 62.4% for the three months ended June 30, 2012 and 2011, respectively. The Reciprocal Exchanges’ net loss ratio was 63.3% and 53.0% for the three months ended June 30, 2012 and 2011, respectively.

Incurred losses and LAE for the three months ended June 30, 2012 attributable to insured events of prior years were $59.0 million. Excluding the Reciprocal Exchanges, the incurred losses and LAE from prior accident years were $65.0 million. Excluding the Reciprocal Exchanges, there was net adverse loss development of $62.1 million in the Commercial Insurance segment and $2.9 million in the Personal Insurance segment for the three months ended June 30, 2012.

The increase in estimates of prior years’ loss and loss expenses was the result of a comprehensive review of its loss reserves in the second quarter and strengthened prior accident year reserves by $65 million following an analysis of recent loss emergence that occurred during the first and second quarters of 2012. The reserve strengthening in the second quarter represents 4% of the company’s consolidated loss reserves (excluding the reserves that are carried by the Reciprocal Exchanges).

The reserve strengthening relates primarily to unfavorable development in the company’s Commercial Insurance segment arising from changes in estimated ultimate losses for accident years 2011 and prior. During the quarter Tower conducted detailed reserve studies for all lines using loss data through the first quarter of 2012 as well as reported claims during the second quarter, including analysis of the source of unusually high reported loss emergence for certain casualty lines, primarily workers’ compensation and commercial automobile, observed during the first quarter of 2012.

The Reciprocal Exchanges reported favorable development on prior accident years of $6.0 million during the three months ended June 30, 2012.

Commission and Operating expenses. Operating expenses, which include direct and ceding commission expenses and other operating expenses, were $173.3 million for the three months ended June 30, 2012, an increase of 18.7% over the prior year, primarily due to increased business production and our ongoing efforts to build-out our information technology infrastructure to support our policy administration and claims processing needs. The net underwriting expense ratio increased to 34.8% for the three months ended June 30, 2012 from 33.7% in 2011.

The consolidated gross underwriting expense ratio increased to 33.4% for the three months ended June 30, 2012 from 32.1% in the same period in 2011. The commission portion of the gross underwriting expense ratio increased to 18.7% for the three month period June 30, 2012 compared to 17.2% in 2011. This increase is attributed to the increase in assumed reinsurance business written, which charges a higher commission rate. In addition, in 2012 management revised its estimates in the allocation of operating expenses between unallocated loss adjustment expense and other underwriting expenses (“OUE”) which resulted in a greater percentage assigned to OUE. The gross OUE ratio, which includes boards, bureaus and taxes (“BB&T”), was 14.7% for the three months ended June 30, 2012 compared to 15.0% in the prior year.

For the six months ended June 30, 2012, operating expenses were $331.9 million compared to $288.9 million for the six months ended June 30, 2011, for an increase of $43.0 million or 14.9%. This change is due to increased business production and our ongoing efforts to build-out our information technology infrastructure to support our policy administration and claims processing needs. The net underwriting expense ratio increased to 35.2% for the six months ended June 30, 2012 from 34.1% in 2011.

The consolidated gross underwriting expense ratio increased to 33.5% for the six months ended June 30, 2012 from 32.5% in the same period in 2011. The commission portion of the gross underwriting expense ratio increased to 18.0% for the three month period June 30, 2012 compared to 17.6% in 2011. This increase is attributed to the increase in assumed reinsurance business written, which charges a higher commission rate. In addition, in 2012 management revised its estimates in the allocation of operating expenses between unallocated loss adjustment expense and OUE which resulted in a greater percentage assigned to OUE. The gross OUE ratio was 15.5% for the three months ended June 30, 2012 compared to 14.9% in the prior year.

Acquisition-related transaction costs. Acquisition-related transaction costs for the three and six months ended June 30, 2012 were $0.7 and $2.0 million, respectively. These costs were negligible for the same periods in 2011.

Interest expense. Interest expense decreased by $0.4 million and $0.9 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.

Income tax expense. Tower uses the effective tax rate method in computing its interim tax provision. For the three months ended June 30, 2012, the effective tax rate on net income (loss) before income taxes was 28.3%, which resulted in an income tax benefit for the period of $7.2 million, compared to an income tax expense of $12.9 million and related effective tax rate of 31.3% for the same period in 2011.

In the six months ended June 30, 2012, the income tax benefit of $5.4 million includes a $7.1 million out-of-period adjustment in the first quarter of 2012. This adjustment corrected the Company’s deferred income tax liability as reported at December 31, 2011. Excluding the out-of-period adjustment, the consolidated effective tax rate for the six months ended June 30, 2012 would have been 28.4% compared to 31.9% for the same period in 2011. The change in effective tax rate from 2011 to 2012 is due to the Reciprocal Exchanges which have certain permanent tax differences, but little pre-tax income for the six months ended June 30, 2012. The Tower stand-alone effective tax rate, excluding the Reciprocal Exchanges and the out-of-period adjustment, was 34.3%.

Net income (loss) and return on average equity. Net (loss) attributable to Tower Group, Inc. and annualized return on average equity were $(15.1) million and (5.8)% for the three months ended June 30, 2012 compared to net income of $24.1 million and annualized return on average equity of 9.2% for the same period in 2011. The return on average equity is calculated by dividing net income by average stockholders’ equity. Average stockholders’ equity was $1,039.3 million and $1,049.6 million at June 30, 2012 and 2011, respectively. The net loss and decline in annualized return on equity for the three months ended June 30, 2012 is primarily due to reserve strengthening in the second quarter of 2012.

Net income attributable to Tower Group, Inc. and annualized return on average equity were $5.5 million and 1.1% for the six months ended June 30, 2012 compared to net income of $49.8 million and annualized return on average equity of 9.5% for the six months ended June 30, 2011. The decline in net income and annualized return on equity is primarily due to reserve strengthening of $78.3 million recorded for Tower Group, Inc. in 2012 compared to prior year strengthening of $7.6 million recorded in 2011.

Commercial Insurance Segment Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2012	2011	Change	Percent	2012	2011	Change	Percent
Net premiums written	$343,748	$295,521	$48,227	16.3%	$663,953	$546,642	$117,311	21.5%
Revenues
Net premiums earned	$337,650	$263,735	$73,915	28.0%	$635,485	$515,503	$119,982	23.3%
Ceding commission revenue	3,894	4,710	(816)	-17.3%	3,904	8,728	(4,824)	-55.3%
Policy billing fees	1,390	1,114	276	24.8%	2,903	1,878	1,025	54.6%
Total revenue	342,934	269,559	73,375	27.2%	642,292	526,109	116,183	22.1%
Expenses
Net loss and loss adjustment expenses	281,209	166,597	114,612	68.8%	482,647	331,087	151,560	45.8%
Underwriting expenses
Direct commission expenses	66,539	49,770	16,769	33.7%	122,088	100,248	21,840	21.8%
Other underwriting expenses	47,415	36,863	10,552	28.6%	95,662	73,613	22,049	30.0%
Total underwriting expenses	113,954	86,633	27,321	31.5%	217,750	173,861	43,889	25.2%
Underwriting profit (loss)	$(52,229)	$16,329	$(68,558)	-419.9%	$(58,105)	$21,161	$(79,266)	-374.6%

Ratios
Net calendar year loss and LAE	83.3%	63.2%			75.9%	64.2%
Net underwriting expenses	32.2%	30.6%			33.2%	31.7%
Net combined	115.5%	93.8%			109.1%	95.9%

Commercial Insurance Segment Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Premiums. Gross premiums written for the three months ended June 30, 2012 were $369.8 million compared to $315.9 million during the same period in 2011. The increase in the three months ended June 30, 2012 of $53.9 million is primarily attributable to growth in our assumed reinsurance business which accounted for $27.0 million of the increase compared to the same period in 2011. Gross premiums earned were $358.6 million for the three month period ended June 30, 2012 as compared to $286.0 million during the same period 2011. The increase in gross premiums earned is a result of the increased writings in our assumed reinsurance and customized solutions products over the last twelve months.

Gross premiums written for the six months ended June 30, 2012 were $706.8 million compared to $578.9 million during the same period in 2011. The increase in the six months ended June 30, 2012 of $127.9 million is primarily attributed to growth in our continuing programs and assumed reinsurance which accounted for $51.0 million and $68.8 million of the increase compared to the same period 2011. Gross premiums earned were $674.6 million for the six month period ended June 30, 2012 as compared to $562.5 million during the same period 2011.

Ceded premiums written for the three months ended June 30, 2012 increased slightly to $26.0 million from $20.3 million for the three months ended June 31, 2011. The Company reinsures through quota share treaties premiums written on certain of its program business. In addition, we also purchase excess per risk and catastrophe reinsurance for all property lines. Ceded earned premiums were $20.9 million and $22.2 million for the three month periods ended June 30, 2012 and 2011, respectively.

Ceded premiums written for the six months ended June 30, 2012 were $42.8 million compared to $32.2 million for the six months ended June 30, 2011. Ceded premiums earned were $39.1 million compared to $47.0 million for the six month periods ended June 30, 2012. The Company reinsures through quota share treaties premiums written on certain of its program business. In addition, we also purchase excess per risk and catastrophe reinsurance for all property lines.

The increases in net premiums written and earned for the three and six months ended June 30, 2012 compared to the same periods in 2011 are attributable to both the increase in gross written premiums offset set slightly by the effects in ceded premiums, as discussed above.

Renewal retention rate excluding programs was 78.4% and 77.9% for the three and six months ended June 30, 2012 compared to 77.4% and 77.4% during the same period in 2011. Premiums on renewed commercial business, other than programs, increased 4.2% and 3.5% for the three and six months ended June 30, 2012. Excluding programs, policies-in-force for our commercial business, which is predominantly small business, increased 1.3% as of June 30, 2012.

Ceding commission revenue. Ceding commission revenue decreased for the three and six months ended June 30, 2012 by $0.8 million and $4.8 million compared to the same period in 2011, primarily due to the non-renewal of the liability quota share program in 2011. The three and six month periods in 2011 had earned ceded commission revenue on some of the business ceded in 2010 under this treaty. There were no such ceded commissions earned in 2012. In addition, we recognized a change in loss ratio on a prior year’s quota share treaty which reduced ceding commission revenue by $2.4 million during the six month period ended June 30, 2012 compared to an unfavorable ceded commission revenue adjustment of $0.9 million during the same period in 2011.

Net loss and loss adjustment expenses. The net calendar year loss ratios were 83.3% and 63.2% for the three months ended June 30, 2012 and 2011, respectively. The accident year loss ratios for the three months ended June 30, 2012 and 2011 were 64.9% and 61.4%, respectively.

The net calendar year loss ratios were 75.9% and 64.2% for the six months ended June 30, 2012 and 2011, respectively. The accident year loss ratios for the six months ended June 30, 2012 and 2011 were 64.3% and 61.7%, respectively.

Management’s estimates of prior years’ loss and loss expenses were increased by $62.1 million for the three months and $74.0 million for the six months ended June 30, 2012. The increase in prior accident year loss and LAE in the quarter was the result of a comprehensive review of its loss reserves in the first and second quarters of 2012 and strengthened prior accident year reserves following an analysis of recent loss emergence that occurred during the quarter.

The reserve strengthening relates primarily to unfavorable development in the company’s Commercial Insurance segment arising from changes in estimated ultimate losses for accident years 2011 and prior. During the quarter Tower conducted detailed reserve studies for all lines using loss data through the first quarter of 2012 as well as reported claims during the second quarter, including analysis of the source of unusually high reported loss emergence for certain casualty lines, primarily workers’ compensation and commercial automobile, observed during the first quarter of 2012. The increase in prior accident year ultimate loss and LAE was comprised of $39 million in workers compensation and $22 million in commercial automobile liability. The reserve development was attributable mostly to programs, many of which are terminated and in runoff.

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, increased by $27.3 million and $43.9 million, or 31.5% and 25.2%, for the three and six months ended June 30, 2012, respectively, compared to the same period in 2011. The net underwriting expense ratio increased 1.5 percentage points for the three and six months ended June 30, 2012 and 2011.

The gross underwriting expense ratio was 31.4% and 31.8% for the three and six months ended June 30, 2012 compared to 29.9% and 30.6% in the same periods in 2011. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 18.6% and 18.1% for the three and six months ended June 30, 2012 compared to 17.4% and 17.8% for the same periods in 2011. The increase is primarily due to the assumed reinsurance business which has a higher commission ratio. The OUE ratio, including BB&T, was 12.8% and 13.8% for the three and six months ended June 30, 2012 compared to 12.5% and 12.8% for the same periods in 2011. The increase in the OUE ratio is primarily a result of ongoing efforts by us to build-out our information technology infrastructure to support our policy administration and claims processing needs.

Underwriting loss and combined ratio. The underwriting loss and combined ratio for the three and six months ended June 30, 2012 moved unfavorably from the underwriting gain and combined ratio in the same periods in the prior year. These changes are due primarily to the increase in loss and loss adjustment expenses described above.

Personal Insurance Segment Results of Operations

	Three Months Ended June 30,
	2012			2011
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Change	Percent
Net premiums written	$97,865	$44,620	$142,485	$88,344	$45,130	$133,474	$9,011	6.8%
Revenues
Net premiums earned	$79,962	$42,541	$122,503	$79,055	$50,740	$129,795	$(7,292)	-5.6%
Ceding commission revenue	2,961	3,225	6,186	4,414	1,531	5,945	241	4.1%
Policy billing fees	1,481	129	1,610	1,398	147	1,545	65	4.2%
Total revenue	84,404	45,895	130,299	84,867	52,418	137,285	(6,986)	-5.1%
Expenses
Net loss and loss adjustment expenses	41,633	26,933	68,566	47,373	26,876	74,249	(5,683)	-7.7%
Underwriting expenses
Direct commission expenses	20,486	8,162	28,648	20,333	6,465	26,798	1,850	6.9%
Other underwriting expenses	15,804	14,607	30,411	17,811	14,641	32,452	(2,041)	-6.3%
Total underwriting expenses	36,290	22,769	59,059	38,144	21,106	59,250	(191)	-0.3%
Underwriting profit (loss)	$6,481	$(3,807)	$2,674	$(650)	$4,436	$3,786	$(1,112)	-29.4%

Ratios
Net calendar year loss and LAE	52.1%	63.3%	56.0%	59.9%	53.0%	57.2%
Net underwriting expenses	39.8%	45.6%	41.8%	40.9%	38.3%	39.9%
Net combined	91.9%	108.9%	97.8%	100.8%	91.3%	97.1%

Personal Insurance Segment Results of Operations (continued)

	Six Months Ended June 30,
	2012			2011
($ in millions)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Change	Percent
Net premiums written	$165,251	$82,713	$247,964	$156,613	$85,758	$242,371	5,593	2.3%
Revenues
Net premiums earned	$160,796	$84,030	$244,826	$161,824	$95,998	$257,822	(12,996)	-5.0%
Ceding commission revenue	5,029	6,310	11,339	7,214	2,894	10,108	1,231	12.2%
Policy billing fees	2,970	261	3,231	2,668	291	2,959	272	9.2%
Total revenue	168,795	90,601	259,396	171,706	99,183	270,889	(11,493)	-4.2%
Expenses
Net loss and loss adjustment expenses	83,444	51,177	134,621	99,331	50,604	149,935	(15,314)	-10.2%
Underwriting expenses
Direct commission expenses	36,848	15,935	52,783	35,629	17,039	52,668	115	0.2%
Other underwriting expenses	33,130	27,544	60,674	34,182	26,673	60,855	(181)	-0.3%
Total underwriting expenses	69,978	43,479	113,457	69,811	43,712	113,523	(66)	-0.1%
Underwriting profit (loss)	$15,373	$(4,055)	$11,318	$2,564	$4,867	$7,431	$3,887	52.3%

Ratios
Net calendar year loss and LAE	51.9%	60.9%	55.0%	61.4%	52.7%	58.2%
Net underwriting expenses	38.5%	43.9%	40.4%	37.0%	42.2%	39.0%
Net combined	90.4%	104.8%	95.4%	98.4%	94.9%	97.2%

Personal Insurance Segment Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Premiums. Gross premiums written for the three months ended June 30, 2012 were $167.9 million compared to $152.1 million in 2011, an increase of $15.8 million, or 10.4%. This increase is primarily attributed to the acquisition of personal lines renewal rights resulting in $15.2 million of written premium in the second quarter of 2012 and an increase in homeowners business offset by a decline in monoline automobile policies. Gross premiums earned declined $9.9 million to $150.0 million for the three months ended June 30, 2012 from $159.9 million for the same period in the prior year. This decline is due primarily to the reduction from certain monoline automobile policies the Company has elected to not renew during the last year. This decline was offset by earnings of $2.5 million from the renewal rights premiums discussed above.

Gross premiums written for the six months ended June 30, 2012 were $298.2 million compared to $278.7 million in 2011, for an increase of $19.5 million, or 7.0%. This increase is primarily attributed to the acquisition of personal lines renewal rights resulting in $15.2 million of written premium in the second quarter of 2012 and an increase in homeowners business offset by a decline in monoline automobile policies. Gross premiums earned declined $10.1 million to $297.1 million for the six months ended June 30, 2012 from $307.2 million for the same period in the prior year. This decline is due primarily to the reduction certain monoline automobile policies the Company has elected to not renew during the last year. This decline was offset by earnings of $2.5 million of the renewal rights premiums discussed above.

Ceded premiums written for the three months ended June 30, 2012 were $25.4 million, an increase of $6.8 million compared to $18.6 million in 2011. The Company reinsures a portion of its homeowners and umbrella business through quota share reinsurance treaties. The Company also purchased catastrophe reinsurance for certain property business. The increase in 2012 is attributed to increasing the percentage of business ceded pursuant to the homeowners quota share treaty. Ceded premiums earned decreased $2.5 million to $27.5 million for the three months ended June 30, 2012 from $30.1 million for the same period in the prior year.

Ceded premiums written for the six months ended June 30, 2012 were $50.2 million, an increase of $13.9 million compared to $36.3 million in 2011. The Company reinsures the majority of its homeowners and umbrella business through quota share reinsurance treaties. The Company also purchased catastrophe reinsurance for certain property business. The increase in 2012 is attributed to increasing the percentage of business ceded pursuant to the homeowners quota share treaty. Ceded premiums earned increased $2.9 million to $52.3 million for the six months ended June 30, 2012 from $49.4 million for the same period in the prior year.

Net premiums written for the three and six months ended June 30, 2012 increased $9.0 million and $5.6 million net premiums earned for the three and six months ended June 30, 2012 decreased $7.3 million and $13.0 million compared to the same periods in 2011. These changes are attributed to the gross and ceded premium changes discussed above.

Our personal lines renewal retention was 92.0% and 86.5% for the three months ended June 30, 2012 and 2011, respectively. Personal lines renewal retention was 91.0% and 84.2% for the six months ended June 30, 2012 and 2011, respectively. Written premiums on renewed business increased by 2.6% and 2.8% during the three and six months ended June 30, 2012, respectively. Policies-in-force remained relatively constant from December 31, 2011 to June 30, 2012, decreasing by only 0.5%.

Ceding commission revenue. Ceding commission revenue remained stable from the three and six months ended June 30, 2011 to the three months ended June 30, 2012, increasing only $0.2 million and $1.2 million, respectively.

Net loss and loss adjustment expenses. For Personal Insurance, the net calendar year loss ratios were 56.0% and 57.2% for the three months ended June 30, 2012 and 2011, respectively. The accident year loss ratios for the three months ended June 30, 2012 and 2011 were 58.5% and 64.7%, respectively. The net calendar year loss ratios were 55.0% and 58.2% for the six months ended June 30, 2012 and 2011, respectively. The accident year loss ratios for the six months ended June 30, 2012 and 2011 were 55.8% and 64.5%, respectively. Estimates of prior accident year loss and loss adjustment expenses decreased by $3.0 million and $2.0 million for the three and six months ended June 30, 2012, respectively.

For Tower personal lines, excluding the Reciprocal Exchanges, the net calendar year loss ratios were 52.1% and 59.9% for the three months ended June 30, 2012 and 2011, respectively. The accident year loss ratios for the three months ended June 30, 2012 and 2011 were 48.4% and 66.5%, respectively. The net calendar year loss ratios were 51.9% and 61.4% for the six months ended June 30, 2012 and 2011, respectively. The accident year loss ratios for the six months ended June 30, 2012 and 2011 were 49.2% and 64.9%, respectively. There was net adverse loss development of $2.9 million and $4.3 million for the three and six months ended June 30, 2012, respectively. The adverse development for the six months ended June 30, 2012 was comprised of $3.6 million in Homeowners, and $0.3 million in Private Passenger Automobile.

The Reciprocal Exchanges’ net calendar year loss ratios were 63.3% and 53.0% for the three months ended June 30, 2012 and 2011, respectively. The accident year loss ratios for the three months ended June 30, 2012 and 2011 were 77.3% and 62.0%, respectively. The net calendar year loss ratios were 60.9% and 52.7% for the six months ended June 30, 2012 and 2011, respectively. The accident year loss ratios for the six months ended June 30, 2012 and 2011 were 68.3% and 64.0%, respectively. Estimates of prior accident year loss and loss adjustment expenses decreased by $6.0 million and $6.3 million for the three and six months ended June 30, 2012, respectively.

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, decreased $0.2 million and $0.1 million, or 0.3% and 0.1%, for the three and six months ended ending June 30, 2012, respectively, compared to the same period in 2011. The net underwriting expense ratio increased 1.9 percentage points from the three month period ended June 30, 2011 to 2012. The net underwriting expense ratio increased 1.4 percentage points from the six month period ended June 30, 2011 to 2012.

The gross underwriting expense ratio was 38.3% and 36.1% for the three months ended June 30, 2012 and 2011, respectively. The commission portion of the gross underwriting expense ratio was 19.1% and 16.8% for the three months ended June 30, 2012 and 2011, respectively. The gross OUE ratio, which includes BB&T, was 19.2% and 19.3% for the three months ended June 30, 2012 and 2011, respectively.

The gross underwriting expense ratio was 37.1% and 36.0% for the six months ended June 30, 2012 and 2011, respectively. The commission portion of the gross underwriting expense ratio was 17.8% and 17.1% for the six months ended June 30, 2012 and 2011, respectively. The gross OUE ratio, which includes BB&T, was 19.3% and 18.9% for the six months ended June 30, 2012 and 2011, respectively.

Underwriting profit and combined ratio. Personal Insurance segment underwriting profit declined $1.1 million and the combined ratio increased by 0.7 percentage points for the three months ended June 30, 2012 compared to June 30, 2011 due to reserve strengthening in the second quarter of 2012.

Underwriting profit increased $3.9 million and the combined ratio improved 1.8 percentage points from the six months ended June 30, 2011 to June 30, 2012 due to 2011 severe storms.

Insurance Services Segment Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2012	2011	Change	Percent	2012	2011	Change	Percent
Revenue
Management fee income	$7,965	$7,704	$261	3.4%	$14,827	$14,399	$428	3.0%
Other revenue	1,359	(73)	1,432	NM	1,856	529	1,327	250.9%
Total revenue	9,324	7,631	1,693	22.2%	16,683	14,928	1,755	11.8%
Expenses					-
Other expenses	5,079	4,977	102	2.0%	9,542	10,018	(476)	-4.8%
Total expenses	5,079	4,977	102	2.0%	9,542	10,018	(476)	-4.8%

Insurance services pre-tax income	$4,245	$2,654	$1,591	59.9%	$7,141	$4,910	$2,231	45.4%

NM is shown where percentage change exceeds 500%

Insurance Services Segment Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Total revenue. Total revenues for the three months ended June 30, 2012 increased $1.7 million, or 22.2%, from the Insurance Services revenues compared to the same period in the prior year. This increase is primarily related to certain fee income earned by our managing general agencies for business placed with other insurers. The management fee income for the six months ended June 30, 2012 was consistent with the revenues earned for the six months ended June 30, 2011.

Total expenses. Insurance Services segment expenses for the three and six months ended June 30, 2012 remained relatively constant compared to the expenses for the same period ended June 30, 2011. Most of these expenses are associated with providing services pursuant to the management services agreement between Tower and the Reciprocal Exchanges.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of June 30, 2012 and December 31, 2011:

	Cost or	Gross	Gross Unrealized Losses			% of
($ in thousands)	Amortized Cost	Unrealized Gains	Less than 12 Months	More than 12 Months	Fair Value	Fair Value
June 30, 2012
U.S. Treasury securities	$120,783	$1,591	$(7)	$-	$122,367	4.9%
U.S. Agency securities	77,690	3,592	-	-	81,282	3.3%
Municipal bonds	742,736	54,076	(431)	(4)	796,377	31.8%
Corporate and other bonds	681,114	41,198	(1,183)	(239)	720,890	28.9%
Commercial, residential and asset-backed securities	595,694	44,360	(392)	(604)	639,058	25.6%
Total fixed-maturity securities	2,218,017	144,817	(2,013)	(847)	2,359,974	94.5%
Equity securities	133,525	6,263	(3,228)	(167)	136,393	5.5%
Total, June 30, 2012	$2,351,542	$151,080	$(5,241)	$(1,014)	$2,496,367	100.0%
Tower	$2,063,859	$131,351	$(4,959)	$(959)	$2,189,292
Reciprocal Exchanges	287,683	19,729	(282)	(55)	307,075
Total, June 30, 2012	$2,351,542	$151,080	$(5,241)	$(1,014)	$2,496,367
December 31, 2011
U.S. Treasury securities	$154,430	$1,725	$(13)	$-	$156,142	6.1%
U.S. Agency securities	114,411	2,779	-	-	117,190	4.6%
Municipal bonds	688,192	48,777	(255)	-	736,714	29.0%
Corporate and other bonds	750,220	34,466	(6,813)	(150)	777,723	30.6%
Commercial, residential and asset-backed securities	627,859	42,167	(3,529)	(592)	665,905	26.2%
Total fixed-maturity securities	2,335,112	129,914	(10,610)	(742)	2,453,674	96.5%
Equity securities	93,034	1,395	(4,838)	(246)	89,345	3.5%
Total	$2,428,146	$131,309	$(15,448)	$(988)	$2,543,019	100.0%
Tower	$2,138,001	$118,173	$(14,160)	$(915)	$2,241,099
Reciprocal Exchanges	290,145	13,136	(1,288)	(73)	301,920
Total, December 31, 2011	$2,428,146	$131,309	$(15,448)	$(988)	$2,543,019

Credit Rating of Fixed-Maturity Securities

The average credit rating of our fixed-maturity securities, using ratings assigned to securities by Standard & Poor’s, was A+ at June 30, 2012 and December 31, 2011. The following table shows the ratings distribution of our fixed-maturity portfolio:

	Tower		Reciprocal Exchanges
($ in thousands)	Fair Value	Percentage of Fair Value	Fair Value	Percentage of Fair Value
June 30, 2012
Rating
U.S. Treasury securities	$113,905	5.5%	$8,462	2.8%
AAA	190,072	9.2%	47,907	16.0%
AA	934,512	45.5%	95,042	31.8%
A	412,453	20.0%	94,596	31.6%
BBB	190,418	9.2%	25,109	8.4%
Below BBB	219,442	10.6%	28,056	9.4%
Total	$2,060,802	100.0%	$299,172	100.0%
December 31, 2011
Rating
U.S. Treasury securities	$151,621	7.0%	$4,521	1.5%
AAA	189,431	8.8%	49,316	16.4%
AA	930,436	43.3%	98,017	32.8%
A	459,353	21.3%	105,696	35.2%
BBB	208,552	9.7%	12,728	4.2%
Below BBB	214,227	9.9%	29,776	9.9%
Total	$2,153,620	100.0%	$300,054	100.0%

Fixed-Maturity Investments with Third Party Guarantees

At June 30, 2012, $214.6 million of our municipal bonds, at fair value, were guaranteed by third parties from a total of $2.4 billion, at fair value, of all fixed-maturity securities held by us. The amount of securities guaranteed by third parties along with the credit rating with and without the guarantee is as follows:

($ in thousands)	With Guarantee	Without Guarantee
AA	$164,954	$147,310
A	40,485	56,000
BBB	8,436	3,398
BB	677	3,098
No underlying rating	-	4,746
Total	$214,552	214,552
Tower	$208,662	$208,662
Reciprocal Exchanges	5,890	5,890
Total	$214,552	$214,552

The guaranteed securities, by guarantor, are as follows:

($ in thousands)	Guaranteed Amount	Percent of Total
National Public Finance Guarantee Corp	$83,124	38.7%
Assured Guaranty Municipal Corp	77,853	36.3%
Ambac Financial Corp	38,294	17.8%
Berkshire Hathaway Assurance Corp	6,701	3.1%
Others	8,580	4.1%
Total	$214,552	100.0%
Tower	$208,662	97.3%
Reciprocal Exchanges	5,890	2.7%
Total	$214,552	100.0%

Municipal Bonds

As of June 30, 2012, our municipal bonds consisted of state general obligations, municipal general obligations and special revenue bonds. Municipal bonds by state at June 30, 2012 are as follows:

	State General Obligations		Municipal General Obligations		Special Revenue Bonds		Total
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Texas	$25,010	$26,557	$7,013	$7,853	$99,006	$106,335	$131,029	$140,745
New York	11,553	12,608	7,758	8,318	63,908	68,557	83,219	89,483
California	7,614	8,091	1,800	1,807	36,013	39,416	45,427	49,314
Florida	14,827	16,129	7,600	8,058	17,258	18,075	39,685	42,262
Washington	11,888	13,103	5,823	6,179	15,031	16,239	32,742	35,521
Arizona	4,867	5,436	-	-	25,597	27,230	30,464	32,666
Indiana	2,966	3,330	1,760	1,771	25,695	27,298	30,421	32,399
Massachusetts	-	-	1,009	1,020	27,331	29,785	28,340	30,805
Illinois	10,399	11,231	3,350	3,611	10,802	11,824	24,551	26,666
Wisconsin	11,955	12,309	5,195	5,704	5,338	6,128	22,488	24,141
Other	62,205	65,611	28,722	30,378	183,443	196,386	274,370	292,375
Total	$163,284	$174,405	$70,030	$74,699	$509,422	$547,273	$742,736	$796,377

No one jurisdiction within “Other” in the table above exceeded 3% of the total fair value of municipal bonds. As of June 30, 2012, the special revenue bonds are supported primarily by water and sewer utilities, electric utilities, college revenues and highway tolls.

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

As of June 30, 2012, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.

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

The ability to observe stable prices and inputs may be reduced for highly-customized and illiquid instruments which had been the case for certain non-agency residential and commercial mortgage-backed securities and asset-backed securities in previous periods. At June 30, 2012, two securities included in other invested assets were priced in Level 3 with a fair value of $25.0 million.

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

“Note 5 – Fair Value Measurements” to the consolidated financial statements provides a description of the valuation methodology utilized to value Level 3 assets, how the valuation methodology is validated and an analysis of the change in fair value of Level 3 assets. As of June 30, 2012, the fair value of Tower Level 3 assets as a percentage of Tower’s total assets carried at fair value was as follows (the Reciprocal Exchanges had no Level 3 assets):

($ in thousands)	Assets Carried at Fair Value at June 30, 2012	Fair Value of Level 3 Assets	Level 3 Assets as a Percentage of Total Assets Carried at Fair Value
Fixed-maturity investments	$2,359,974	$-	0%
Equity investments	136,393	-	0%
Total investments available for sale	$2,496,367	$-	0%
Other invested assets	25,000	25,000	100%
Cash and cash equivalents	199,005	-	0%
Total	$2,720,372	$25,000	0.9%

Unrealized Losses

The fair value of our fixed maturity portfolio is directly affected by changes in interest rates and credit spreads. We regularly review both our fixed-maturity and equity portfolios to evaluate the necessity of recording impairment losses for other-than temporary declines in the fair value of investments.

For those fixed-maturity investments deemed not to be in an OTTI position, we believe that the gross unrealized investment loss was primarily caused by purchases made in a lower yield environment. We expect cash flows from operations to be sufficient to meet our liquidity requirements and, therefore, we do not intend to sell these fixed maturity securities and we do not believe that we will be required to sell these securities before recovering their cost basis. For equity securities not considered OTTI, we believe we have the ability to hold these investments until a recovery of fair value to our cost basis.

The following table presents information regarding our invested assets that were in an unrealized loss position at June 30, 2012 and December 31, 2011 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
June 30, 2012
U.S. Treasury securities	$65,714	$(7)	$-	$-	$65,714	$(7)
Municipal bonds	41,456	(431)	990	(4)	42,446	(435)
Corporate and other bonds
Finance	22,784	(169)	752	(46)	23,536	(215)
Industrial	46,687	(990)	6,465	(191)	53,152	(1,181)
Utilities	3,425	(24)	394	(2)	3,819	(26)
Commercial mortgage-backed securities	16,036	(138)	16,053	(438)	32,089	(576)
Residential mortgage-backed securities
Agency backed	21,134	(134)	21	-	21,155	(134)
Non-agency backed	6	(3)	2,666	(121)	2,672	(124)
Asset-backed securities	12,333	(117)	1,680	(45)	14,013	(162)
Total fixed-maturity securities	229,575	(2,013)	29,021	(847)	258,596	(2,860)
Preferred stocks	6,263	(45)	6,019	(112)	12,282	(157)
Common stocks	39,868	(3,183)	913	(55)	40,781	(3,238)
Total, June 30, 2012	$275,706	$(5,241)	$35,953	$(1,014)	$311,659	$(6,255)
Tower	$254,853	$(4,959)	$34,232	$(959)	$289,085	$(5,918)
Reciprocal Exchanges	20,853	(282)	1,721	(55)	22,574	(337)
Total, June 30, 2012	$275,706	$(5,241)	$35,953	$(1,014)	$311,659	$(6,255)

December 31, 2011
U.S. Treasury securities	$92,001	$(13)	$-	$-	$92,001	$(13)
Municipal bonds	13,449	(255)	-	-	13,449	(255)
Corporate and other bonds
Finance	138,986	(4,610)	251	(5)	139,237	(4,615)
Industrial	57,357	(2,141)	3,519	(145)	60,876	(2,286)
Utilities	1,902	(61)	-	-	1,902	(61)
Commercial mortgage-backed securities	26,130	(2,564)	-	-	26,130	(2,564)
Residential mortgage-backed securities
Agency backed	19	(1)	12	-	31	(1)
Non-agency backed	13,294	(318)	4,609	(583)	17,903	(901)
Asset-backed securities	29,624	(647)	610	(9)	30,234	(656)
Total fixed-maturity securities	372,762	(10,610)	9,001	(742)	381,763	(11,352)
Preferred stocks	17,773	(644)	1,303	(246)	19,076	(890)
Common stocks	44,132	(4,194)	-	-	44,132	(4,194)
Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)
Tower	$398,989	$(14,160)	$8,264	$(915)	$407,253	$(15,075)
Reciprocal Exchanges	35,678	(1,288)	2,040	(73)	37,718	(1,361)
Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

The following table shows the fair value, unrealized loss amount and percentage below amortized cost and the ratio of fair value by security rating as of June 30, 2012:

		Unrealized Loss
			Percent of Amortized Cost	Fair Value by Security Rating
($ in thousands)	Fair Value	Amount		AAA	AA	A	BBB	BB or Lower
U.S. Treasury securities	$65,714	$(7)	0%	0%	100%	0%	0%	0%
Municipal bonds	42,446	(435)	-1%	27%	68%	3%	1%	1%
Corporate and other bonds	80,507	(1,422)	-2%	1%	0%	15%	26%	58%
Commercial mortgage-backed securities	32,089	(576)	-2%	17%	17%	37%	14%	15%
Residential mortgage-backed securities	23,827	(258)	-1%	5%	90%	1%	0%	4%
Asset-backed securities	14,013	(162)	-1%	4%	96%	0%	0%	0%
Equities	53,063	(3,395)	-7%	NR

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

As of June 30, 2012, the amount of distributions that our Insurance Subsidiaries could pay to Tower without approval of their domiciliary Insurance Departments was $25.9 million. In addition, we can return capital of $63.5 million from CastlePoint Re without permission from the Bermuda Monetary Authority. No dividends were paid from the Insurance Subsidiaries during the six months ended June 30, 2012. CastlePoint Re made no payments to the Holding Company during the six month period ended June 30, 2012.

The management companies are not subject to any statutory limitations on their dividends to the Holding Company. The management companies paid no dividends to the Holding Company during the six month period ended June 30, 2012.

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

Book Value per Common Share

Book value per common share represents Tower Group Inc. stockholders’ equity divided by the number of common shares outstanding. Management uses growth in book value per common share as a key measure of the value generated for our common shareholders each period and believes that book value per common share is a key driver of TWGP’s share price over time. Book value per common share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per common share depending on the purchase price.

(in thousands, except per share data)	June 30, 2012	December 31, 2011
Calculation of book value per common share:
Tower Group, Inc. stockholders’ equity	$1,018,073	$1,034,142
Common shares outstanding	38,377	39,221
Book value per common share	$26.53	$26.37

Capital

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At June 30, 2012 and December 31, 2011, our capital resources were as follows:

($ in thousands)	June 30, 2012	December 31, 2011
Outstanding under credit facility	$70,000	$50,000
Convertible Senior Notes	143,233	141,843
Subordinated debentures	235,058	235,058
Tower Group, Inc. stockholders’ equity	1,018,073	1,034,142
Total capitalization	$1,466,364	$1,461,043
Ratio of debt to total capitalization	30.6%	29.2%

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

On February 15, 2012, we amended our $125.0 million credit facility by increasing borrowing capacity up to $150 million, extending the maturity date out to February 15, 2016, and resetting borrowing fees to more favorable current market terms. The credit facility is used for general corporate purposes. The original credit facility was entered into on May 14, 2010 and had an expiration date of May 14, 2013

As part of Tower’s capital management strategy, the Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. The timing and amount of purchases under the programs depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. For the three months ended June 30, 2012, there were 1.1 million shares of common stock purchased under this program. As of 2012, $26.4 million remained available for future share repurchases under the new program.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Six Months Ended June 30,
($ in thousands)	2012	2011
Cash provided by (used in):
Operating activities	$72,437	$53,462
Investing activities	30,058	(46,043)
Financing activities	(17,588)	(34,289)
Net increase (decrease) in cash and cash equivalents	84,907	(26,870)
Cash and cash equivalents, beginning of year	114,098	140,221
Cash and cash equivalents, end of period	$199,005	$113,351

Comparison of Six Months Ended June 30, 2012 and 2011

For the six months ended June 30, 2012, net cash inflows provided by operating activities were $72.4 million compared to $53.5 million for 2011. The increase in cash flow for the six months ended June 30, 2012 is primarily due to operating cash flow in 2011 being unusually low because of increased claim payments resulting from the Northeast winter storms in the first quarter of 2011.

Net cash flows provided by investing activities were $30.1 million for the six months ended June 30, 2012 compared to $46.0 million used for the six months ended June 30, 2011. The increase in investing cash flows of $76.1 million is almost entirely related to the liquidation of securities in anticipation of our investment in Canopius Group, Ltd. of approximately $75 million. Additionally, the six months ended June 30, 2012 and 2011 include an increase to fixed assets of $19.4 million and $11.7 million, respectively, primarily related to the build out of new systems. Other cash inflows and outflows in both years relates to purchases and sales and maturities of fixed-maturity and equity securities.

The net cash flows used in financing activities for the six months ended June 30, 2012 are primarily the result of use of cash for dividends of $14.7 million and the repurchase of common stock of $21.0 million, offset by increased borrowings on our credit facility of $20.0 million. In 2011, we used cash for the repurchase of common stock and dividend payments of $20.0 million and $12.9 million, respectively.

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

The insurance subsidiaries are required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from total assets. The NAIC maintains risk-based capital (“RBC”) requirements for property and casualty insurance companies. RBC is a formula that attempts to evaluate the adequacy of statutory capital and surplus in relation to investments and insurance risks. The formula is designed to allow the state Insurance Departments to identify potential weakly capitalized companies. Under the formula, a company determines its risk-based capital by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). Applying the RBC requirements as of June 30, 2012, the insurance subsidiaries’ risk-based capital exceeded the minimum level that would trigger regulatory attention.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities, although conditions affecting particular asset classes (such as conditions in the commercial and housing markets that affect commercial and residential mortgage-backed securities) can also be significant sources of market risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed-maturity securities as of June 30, 2012 was $2.4 billion.

For fixed-maturity securities, short-term liquidity needs and potential liquidity needs for our business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates as discussed more fully below under sensitivity analysis.

As of June 30, 2012, we had a total of $204.2 million of outstanding floating rate subordinated debentures underlying our trust preferred securities issued by the statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. An additional $30.9 million of subordinated debentures will convert from fixed rate to floating rate in 2012. In order to reduce the interest rate risk on the subordinated debentures, the Company has effective interest rate swap contracts with Keybank National Association that are designed to convert $160.0 million of these outstanding borrowings from their respective floating rates to fixed rates ranging from 5.1% to 5.9%. These swaps mature in 2015. Another $30.0 million of interest rate swap contracts will become effective in December 2012.

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

For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is generally less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of June 30, 2012.

The following table summarizes the estimated change in fair value on our fixed-maturity portfolio including preferred stocks and short-term investments based on specific changes in interest rates as of June 30, 2012:

Change in interest rate	Estimated Increase (Decrease) in Fair Value (in thousands)	Estimated Percentage Increase (Decrease) in Fair Value
300 basis point rise	$(351,294)	-14.7%
200 basis point rise	(237,950)	-9.9%
100 basis point rise	(118,136)	-4.9%
As of 6/30/12	-	0.0%
100 basis point decline	109,989	4.6%

The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $118.1 million or (4.9%) based on a 100 basis point increase in interest rates as of June 30, 2012. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed-maturity investments.

Interest expense would also be affected by a hypothetical change in interest rates. As of June 30, 2012, we had $204.2 million of floating rate debt obligations, of which $160.0 million are hedged through our interest rate swaps. A 100 basis point increase in interest rates would increase annual interest expense by $0.4 million, a 200 basis point increase would increase interest expense by $0.9 million, and a 300 basis point increase would increase interest expense by $1.3 million on the $44.2 million of non-hedged floating rate debt obligations.

With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be an adjustment to amortization for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage-backed securities holdings had been purchased at significant discounts or premiums to par value. As of June 30, 2012, the par value of our residential mortgage-backed securities holdings was $329.6 million and the amortized cost of our residential mortgage-backed securities holdings was $330.7 million. This equates to an average price of 100.3% of par, thus an adjustment in accordance with this GAAP guidance would not have a significant effect on investment income.

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

Our interest rate swap contracts contain credit support annex provisions which require Keybank National Association to post collateral if the swap fair values exceed $5 million (asset position). As of June 30, 2012 and 2011, the swaps had a fair value of $8.8 million (liability position) and $0.6 million (liability position), respectively. As of June 30, 2012, $8.7 million collateral had been posted.

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

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), concluded that the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2012.

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

On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (“TICNY”), a wholly-owned subsidiary of Tower Group, Inc., in the United States District Court for the District of New Jersey seeking, inter alia, to recover $6.1 million under various retrocessional contracts pursuant to which TICNY reinsures Munich. On June 22, 2009, TICNY filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover $2.8 million under various reinsurance contracts pursuant to which Munich reinsures TICNY. (A separate action commenced by Munich against TICNY on June 17, 2009 in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access to TICNY’s books and records pertaining to various quota share agreements, to which TICNY filed its answer on July 7, 2009, was subsequently dismissed pursuant to the stipulation of the parties on March 17, 2010.) The parties have now concluded discovery. On July 15, 2011, TICNY paid $3.3 million to Munich to resolve a portion of the dispute. On December 22, 2011, the court granted partial summary judgment with respect to certain of the claims and defenses in the litigation. On March 23, 2012, the Court ruled that Munich was entitled to approximately $168,000 from TICNY in pre-judgment interest on the amount of $3.3 million that TICNY had paid to Munich on July 15, 2011. Trial has now been set for October  15, 2012. The Company is unable to estimate a possible loss or range of loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2012, the Company purchased 495 shares of its common stock from employees in connection with the vesting of restricted stock issued in connection with its 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.

The Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. The original share repurchase program has no expiration date. In the three months ended June 30, 2012, the Company purchased 1,059,118 shares of common stock were purchased under these programs. As of June 30, 2012, 8.0 million shares were purchased under this program at an aggregate consideration of $173.6 million. As of December 31, 2011, the original $100 million share purchase program had been fully utilized and $26.4 million remained available for future share repurchases under the new program.

The following table summarizes the Company’s stock repurchases for the three months ended June 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publically Announced Repurchase Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Repurchase Plans
Second quarter
April 1 -30, 2012	70	21.89	-	$47,393,984
May 1 -31, 2012	469,581	19.61	469,445	38,190,455
June 1 -30, 2012	589,962	19.98	589,673	26,407,074
Total second quarter	1,059,613	19.82	1,059,118

(1)	Includes 495 shares withheld to satisfy tax withholding amounts due from employees upon the receipt of previously restricted shares.
(2)	Including commissions.

Item 6. Exhibits

Exhibit 31.1	Chief Executive Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

Exhibit 31.2	Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

Exhibit 32	Chief Executive Officer and Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

EX-101	INSTANCE DOCUMENT

EX-101	SCHEMA DOCUMENT

EX-101	CALCULATION LINKBASE DOCUMENT

EX-101	LABELS LINKBASE DOCUMENT

EX-101	PRESENTATION LINKBASE DOCUMENT

EX-101	DEFINITION LINKBASE DOCUMENT

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower Group, Inc.
Registrant

Date: August 8, 2012	/s/ Michael H. Lee
Michael H. Lee Chairman of the Board, President and Chief Executive Officer

Date: August 8, 2012	/s/ William E. Hitselberger
Executive Vice President and Chief Financial Officer