Form 10-Q
period 2012-09-30
Tower Group, Inc.
filed 2012-11-09
CIK 1289592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,376,707 shares of common stock, par value $0.01 per share, as of November 2, 2012.

Tower Group, Inc.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2012

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Group, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
($ in thousands, except par value and share amounts)	2012	2011
Assets
Investments - Tower
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $1,978,624 and $2,046,932)	$2,133,676	$2,153,620
Equity securities (cost of $121,339 and $91,069)	123,614	87,479
Short-term investments (cost of $4,748 and $0)	4,748	-
Other invested assets	54,365	44,347
Investments - Reciprocal Exchanges
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $277,787 and $288,180)	303,172	300,054
Equity securities (cost of $5,144 and $1,965)	5,654	1,866
Total investments	2,625,229	2,587,366
Cash and cash equivalents (includes $11,383 and $666 relating to Reciprocal Exchanges)	179,414	114,098
Investment income receivable (includes $3,443 and $2,978 relating to Reciprocal Exchanges)	30,188	26,782
Investment in unconsolidated affiliate	71,512	-
Premiums receivable (includes $40,400 and $41,290 relating to Reciprocal Exchanges)	367,489	408,626
Reinsurance recoverable on paid losses (includes $2,248 and $5,670 relating to Reciprocal Exchanges)	19,873	23,903
Reinsurance recoverable on unpaid losses (includes $19,138 and $11,253 relating to Reciprocal Exchanges)	313,626	319,664
Prepaid reinsurance premiums (includes $17,944 and $14,685 relating to Reciprocal Exchanges)	62,820	54,037
Deferred acquisition costs, net (includes $12,503 and $11,866 relating to Reciprocal Exchanges)	189,589	168,858
Intangible assets (includes $7,000 and $4,839 relating to Reciprocal Exchanges)	108,806	114,920
Goodwill	250,103	250,103
Funds held by reinsured companies	124,353	69,755
Other assets (includes $4,086 and $2,685 relating to Reciprocal Exchanges)	321,167	304,083
Total assets	$4,664,169	$4,442,195
Liabilities
Loss and loss adjustment expenses (includes $123,073 and $136,274 relating to Reciprocal Exchanges)	$1,694,666	$1,632,113
Unearned premium (includes $104,140 and $102,991 relating to Reciprocal Exchanges)	927,295	893,176
Reinsurance balances payable (includes $3,685 and $3,466 relating to Reciprocal Exchanges)	20,850	20,794
Funds held under reinsurance agreements	88,810	96,726
Other liabilities (includes $46,889 and $7,154 relating to Reciprocal Exchanges)	316,073	266,155
Deferred income taxes (includes $7,445 and $4,511 relating to Reciprocal Exchanges)	48,896	29,337
Debt	449,005	426,901
Total liabilities	3,545,595	3,365,202
Contingencies (Note 12)	-	-
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 46,781,251 and 46,448,341 shares issued, and 38,376,845 and 39,221,102 shares outstanding)	468	465
Treasury stock (8,404,406 and 7,227,239 shares)	(181,432)	(158,185)
Paid-in-capital	777,864	772,938
Accumulated other comprehensive income	96,125	62,244
Retained earnings	361,956	356,680
Tower Group, Inc. stockholders’ equity	1,054,981	1,034,142
Noncontrolling interests	63,593	42,851
Total stockholders’ equity	1,118,574	1,076,993
Total liabilities and stockholders’ equity	$4,664,169	$4,442,195

See accompanying notes to the unaudited consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Revenues
Net premiums earned	$430,713	$413,447	$1,311,024	$1,186,772
Ceding commission revenue	7,703	6,967	22,946	25,803
Insurance services revenue	808	413	2,664	942
Policy billing fees	3,133	2,830	9,267	7,667
Net investment income	31,389	31,411	97,113	95,587
Net realized investment gains (losses):
Other-than-temporary impairments	(1,727)	(2,955)	(6,973)	(3,333)
Portion of loss recognized in other comprehensive income	-	156	286	180
Other net realized investment gains	2,872	3,026	11,179	8,426
Total net realized investment gains (losses)	1,145	227	4,492	5,273
Total revenues	474,891	455,295	1,447,506	1,322,044
Expenses
Loss and loss adjustment expenses	256,096	310,037	873,364	791,059
Direct and ceding commission expense	87,527	80,254	262,398	233,067
Other operating expenses	85,404	73,883	242,475	209,971
Acquisition-related transaction costs	2,679	425	4,661	437
Interest expense	8,224	8,633	23,702	24,990
Total expenses	439,930	473,232	1,406,600	1,259,524
Income (loss) before income taxes	34,961	(17,937)	40,906	62,520
Income tax expense (benefit)	9,500	(5,981)	4,111	19,654
Net income (loss)	$25,461	$(11,956)	$36,795	$42,866
Less: Net income (loss) attributable to Noncontrolling interests	3,832	4,483	9,645	9,499
Net income (loss) attributable to Tower Group, Inc.	$21,629	$(16,439)	$27,150	$33,367
Earnings (loss) per share attributable to Tower Group, Inc. stockholders:
Basic	$0.56	$(0.40)	$0.70	$0.82
Diluted	$0.56	$(0.40)	$0.70	$0.81
Weighted average common shares outstanding:
Basic	38,371	40,814	38,929	41,207
Diluted	38,395	40,814	38,979	41,312
Dividends declared and paid per common share	$0.19	$0.19	$0.56	$0.50

See accompanying notes to the unaudited consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net income (loss)	$25,461	$(11,956)	$36,795	$42,866
Other comprehensive income (loss) before tax
Gross unrealized investment holding gains arising during periods	39,543	(3,813)	73,128	20,797
Less: Reclassification adjustment for investment (gains) losses included in net income	(1,145)	(227)	(2,297)	(5,273)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	24	(286)	(180)
Deferred gain (loss) on cash flow hedge	(906)	(6,474)	(4,492)	(10,119)
Other comprehensive income (loss) before tax	37,492	(10,490)	66,053	5,225
Income tax benefit (expense) related to items of other comprehensive income (loss)	(12,942)	3,722	(22,853)	(1,737)
Other comprehensive income, net of income tax	$24,550	$(6,768)	43,200	3,488
Comprehensive income (loss)	$50,011	$(18,724)	$79,995	$46,354
Less: Comprehensive income (loss) attributable to Noncontrolling interests	8,123	4,486	18,964	12,896
Comprehensive income (loss) attributable to Tower Group, Inc.	$41,888	$(23,210)	$61,031	$33,458

See accompanying notes to the unaudited consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Treasury	Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling	Total Stockholders’
(in thousands)	Shares	Amount	Stock	Capital	Income (loss)	Earnings	Interests	Equity
Balance at December 31, 2010	45,742	$457	$(91,779)	$763,064	$48,883	$324,376	$22,837	$1,067,838
Dividends declared	-	-	-	-	-	(20,453)	-	(20,453)
Stock based compensation	660	7	(1,641)	8,502	-	-	-	6,868
Deferred taxes on stock option activity	-	-	-	(782)	-	-	-	(782)
Repurchase of common stock	-	-	(50,401)	-	-	-	-	(50,401)
Net income	-	-	-	-	-	33,367	9,499	42,866
Other comprehensive income	-	-	-	-	91	-	3,397	3,488
Noncontrolling interest in acquired consolidated partnership	-	-	-	-	-	-	2,001	2,001
Balance at September 30, 2011	46,402	$464	$(143,821)	$770,784	$48,974	$337,290	$37,734	$1,051,425
Balance at December 31, 2011	46,448	$465	$(158,185)	$772,938	$62,244	$356,680	$42,851	$1,076,993
Dividends declared	-	-	-	-	-	(21,874)	-	(21,874)
Stock based compensation	333	3	(2,260)	6,704	-	-	-	4,447
Repurchase of common stock	-	-	(20,987)	-	-	-	-	(20,987)
Net income	-	-	-	-	-	27,150	9,645	36,795
Transfer of assets to Reciprocal Exchanges	-	-	-	(1,778)	-	-	1,778	-
Other comprehensive income	-	-	-	-	33,881	-	9,319	43,200
Balance at September 30, 2012	46,781	$468	$(181,432)	$777,864	$96,125	$361,956	$63,593	$1,118,574

See accompanying notes to the unaudited consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2012	2011
Cash flows provided by operating activities:
Net income	$36,795	$42,866
Adjustments to reconcile net income to net cash provided by (used in) operations:
Net realized investment (gains) losses	(4,492)	(5,273)
Depreciation and amortization	25,103	24,305
Amortization of bond and debt premium or discount	8,393	6,255
Amortization of restricted stock	6,707	7,349
Deferred income taxes	(5,589)	(4,830)
Changes in operating assets and liabilities:
Investment income receivable	(3,406)	(2,318)
Premiums receivable	41,137	(27,305)
Reinsurance recoverable	10,068	(63,255)
Prepaid reinsurance premiums	(8,783)	23,282
Deferred acquisition costs, net	(20,731)	(13,913)
Funds held by reinsured companies	(54,598)	(34,848)
Other assets	(24,555)	18,485
Loss and loss adjustment expenses	62,553	87,576
Unearned premium	34,119	47,664
Reinsurance balances payable	56	(12,359)
Funds held under reinsurance agreements	(7,916)	8,409
Other liabilities	31,735	21,889
Net cash flows provided by operations	126,596	123,979
Cash flows (used in) investing activities:
Purchase of fixed assets	(33,085)	(35,257)
Investment in unconsolidated affiliate	(71,512)	-
Purchase - fixed-maturity securities	(1,288,117)	(1,491,030)
Purchase - equity securities	(1,202,074)	(552,737)
Short-term investments, net	(4,748)	(1,440)
Change in other invested assets	(10,018)	(14,068)
Sale of fixed-maturity securities	1,286,634	1,390,677
Maturity of fixed-maturity securities	142,229	88,273
Sale - equity securities	1,149,473	524,147
Other	(5,229)	-
Net cash flows provided by (used in) investing activities	(36,447)	(91,435)
Cash flows (used in) financing activities:
Proceeds from credit facility borrowings	20,000	37,000
Repayment of credit facility borrowings	-	(17,000)
Proceeds from capital lease financing	-	26,712
Issuance of common stock under stock-based compensation programs	3	381
Excess tax benefits from share-based payment arrangements	284	166
Treasury stock acquired-net employee share-based compensation	(2,259)	(1,641)
Repurchase of Common Stock	(20,987)	(50,401)
Dividends paid	(21,874)	(20,453)
Net cash flows (used in) financing activities	(24,833)	(25,236)
Increase (decrease) in cash and cash equivalents	65,316	7,308
Cash and cash equivalents, beginning of period	114,098	140,221
Cash and cash equivalents, end of period	$179,414	$147,529

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

Moreover, the results of operations for the nine months ended September 30, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012.

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

Cash amounts presented on the consolidated statements of cash flows for the nine months ended September 30, 2011 have been revised to present book overdrafts representing outstanding checks in excess of funds on deposit with individual financial institutions within Other liabilities. These balances have previously been reported in Cash and cash equivalents. This revision increased Cash and cash equivalents and Other liabilities by $50.7 million as of September 30, 2011 and Net cash flows provided by operations by $13.3 million for the nine months ended September 30, 2011. Management concluded this adjustment is not material to previously issued annual and quarterly consolidated financial statements.

In the first quarter of 2012, the Company recorded an out of period adjustment that decreased income tax expense by $7.1 million. The adjustment increased consolidated net income by $7.1 million and increased net income available to common shareholders by $2.6 million for the nine months ended September 30, 2012. This out of period adjustment had no effect on tax expense or consolidated net income for the three months ended September 30, 2012. The adjustment corrected our deferred income tax liability as reported at December 31, 2011. Management concluded this adjustment is not material to previously issued annual and quarterly consolidated financial statements.

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

In September 2011, the FASB issued amended guidance on testing goodwill for impairment. This guidance was intended to reduce the cost and complexity of the annual goodwill impairment test by allowing an entity to utilize more qualitative factors. The Company will consider this guidance when it performs its goodwill impairment test, which is done annually in the fourth quarter as of September 30. This guidance will not affect the Company’s financial position, result of operations or cash flows.

Accounting guidance not yet effective

In July 2012, the FASB issued amended guidance on testing indefinite lived intangible assets for impairment. This guidance is intended to reduce the cost and complexity of the annual impairment test by allowing an entity to utilize more qualitative factors. This guidance is effective for fiscal years beginning after September 15, 2012. This guidance will not affect the Company’s financial position, result of operations or cash flows.

Note 3 – Investment in Canopius Group Limited and Exercise of Merger Option

On August 20, 2012, Tower closed on its $74.9 million acquisition of a 10.7% stake in Canopius Group Limited (“Canopius Group”), a privately owned Lloyd’s insurance holding company domiciled in Guernsey, Channel Islands. In connection with this acquisition, which was agreed to on April 25, 2012, Tower also entered into an agreement dated April 25, 2012 (the “Master Transaction Agreement”) under which Canopius Group committed to assist Tower with the establishment of a presence at Lloyd’s of London through a special purpose syndicate (“SPS Transaction Right and Acquisition Right”) (subject to required approvals) and granted Tower an option (the “Merger Option”) to combine with Canopius Holdings Bermuda Limited (“Canopius Bermuda”). On July 30, 2012, Tower announced that it had exercised the Merger Option and executed an Agreement and Plan of Merger (the “Original Merger Agreement”) with Canopius Bermuda pursuant to which a wholly-owned subsidiary of Canopius Bermuda will acquire all of Tower’s common stock. Under applicable accounting principles Tower will be regarded as the acquiring entity. Tower paid Canopius Group a fee of $1,000,000 to exercise the Merger Option. On November 8, 2012, the Original Merger Agreement was amended by Amendment No. 1 to the Agreement and Plan of Merger to reflect changes to the merger consideration to be received by Tower stockholders (the Original Merger Agreement as so amended, the “Merger Agreement”).

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Under the Merger Agreement, Tower stockholders will receive, in exchange for each share of Tower’s common stock, a certain number of Canopius Bermuda common shares equal to a Stock Conversion Number (defined below). Canopius Group intends to sell its shares in Canopius Bermuda prior to the consummation of the merger in a private placement of those shares (the “Canopius Secondary Offering”) to a group of yet-to-be-identified institutional third party investors (the “Third Party Investors”). The “Stock Conversion Number” will be equal to the quotient obtained by dividing (x) the price per share of Tower common stock at the market close on the date of the pricing of the Canopius Secondary Offering by (y) the Adjusted Canopius Bermuda Price Per Share (defined below).

The “Adjusted Canopius Bermuda Price Per Share” will be equal to the quotient obtained by dividing (i) the sum of (a) the Target TNAV Amount, which is the amount that Tower specifies in a written notice delivered to Canopius Group prior to the signing date of the purchase and sale agreements for the Canopius Secondary Offering, as the target amount of the tangible net asset value of Canopius Bermuda as of the closing date of the Canopius Secondary Offering, (b) the value of the retained business of Canopius Bermuda following its restructuring, (c) the aggregate amount of the placement fees received by the placement agents in connection with the Canopius Secondary Offering and (d) the aggregate amount, expressed in dollars, equal to the absolute value of the discount from the closing price of Tower’s common stock on the pricing date of the Canopius Secondary Offering, or on another reasonably current date (as agreed by Tower, Canopius Bermuda and the Third Party Investors), that Tower, Canopius Bermuda and the Third Party Investors have agreed is necessary in order to effect the Canopius Secondary Offering, by (ii) the aggregate number of Canopius Bermuda common shares sold in the Canopius Secondary Offering. Because neither the restructuring of Canopius Bermuda nor the Canopius Secondary Offering is likely to occur until the fourth quarter of this year at the earliest, no assurances can be given as to the Target TNAV Amount or the Adjusted Canopius Bermuda Price Per Share. In determining the Target TNAV Amount, Tower will principally consider the amount of capital that it believes will be required to maintain its ratings and to operate the combined business. Tower believes this capital amount to be between $150 million and $180 million.

Although the Merger Agreement contains no conditions precedent to Tower’s obligations to consummate the merger, Tower will not proceed with the merger in the event that (1) the Canopius Secondary Offering cannot be effected, or can only be effected on terms that would make the Stock Conversion Number, and therefore the merger, unattractive to Tower, (2) the Adjusted Canopius Bermuda Price Per Share declines to a point that the Third Party Investors would own 20% or less of the merged entity’s fully diluted capital stock immediately following the closing of the merger, (3) Tower stockholders and optionholders, as well as holders of Tower’s convertible senior notes, would own less than 76% of the fully diluted capital stock of Tower Ltd. immediately following the closing of the merger, (4) the parties to the Merger Agreement fail to obtain the necessary regulatory approvals on terms acceptable to Tower, (5) Tower’s stockholders fail to adopt the Merger Agreement and approve the merger, (6) Tower’s Board of Directors determines that the transactions contemplated by the Merger Agreement are not favorable to Tower or its stockholders and (7) Tower has not received an opinion of a nationally recognized law firm, in form and substance satisfactory to Tower, to the effect that the merger should not cause Tower Ltd. to be treated as a domestic corporation under Section 7874(b) of the Internal Revenue Code of 1986, as amended.

Tower accounts for its 10.7% investment in Canopius Group using the equity method of accounting on a one quarter lag. Management has concluded it exerts significant influence over Canopius Group due to the following: Tower has a board seat on Canopius Group’s Board of Directors, Tower assumes approximately 6% of premiums written by Canopius Group, and Tower has certain rights in accordance with the Merger Option and SPS Transaction Right and Acquisition Right to cause Canopius Group to assist Tower as defined in the Master Transaction Agreement.

The consideration paid by Tower was allocated as follows based upon each of the acquired assets’ estimated fair values:

($ in thousands)
Investment in Unconsolidated Affiliate	$71,512
Merger Option	484
SPS Transaction Right and Acquisition Right	2,903
Total	$74,899

The Merger Option and SPS Transaction Right and Acquisition Right are reported in “Other assets” in the accompanying unaudited balance sheet at September 30, 2012.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

For the three months ended September 30, 2012, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $50.2 million, $43.0 million and $7.2 million, respectively. For the three months ended September 30, 2011, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $53.4 million, $48.9 million and $4.5 million, respectively.

For the nine months ended September 30, 2012, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $149.6 million, $140.0 million and $9.6 million, respectively. For the nine months ended September 30, 2011, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $158.6 million, $149.1 million and $9.5 million, respectively.

Note 5—Investments

The cost or amortized cost and fair value of the Company’s investments in fixed maturity and equity securities, gross unrealized gains and losses, and other-than-temporary impairment losses as of September 30, 2012 and December 31, 2011 are summarized as follows:

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

($ in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Unrealized OTTI Losses (1)
September 30, 2012
U.S. Treasury securities	$114,209	$1,636	$(1)	$115,844	$-
U.S. Agency securities	74,623	4,474	-	79,097	-
Municipal bonds	739,201	65,028	(37)	804,192	-
Corporate and other bonds
Finance	257,770	23,426	(159)	281,037	-
Industrial	405,167	28,757	(749)	433,175	-
Utilities	37,244	3,388	(21)	40,611	-
Commercial mortgage-backed securities	233,237	33,547	(10)	266,774	-
Residential mortgage-backed securities
Agency backed securities	310,013	17,058	(80)	326,991	-
Non-agency backed securities	39,968	2,634	(28)	42,574	(4)
Asset-backed securities	44,979	1,665	(91)	46,553	-
Total fixed-maturity securities	2,256,411	181,613	(1,176)	2,436,848	(4)
Preferred stocks, principally financial sector	31,272	909	(324)	31,857	-
Common stocks, principally financial and industrial sectors	95,211	3,675	(1,475)	97,411	-
Short-term investments	4,748	-	-	4,748	-
Total, September 30, 2012	$2,387,642	$186,197	$(2,975)	$2,570,864	$(4)
Tower	$2,104,711	$160,051	$(2,724)	$2,262,038	$(4)
Reciprocal Exchanges	282,931	26,146	(251)	308,826	-
Total, September 30, 2012	$2,387,642	$186,197	$(2,975)	$2,570,864	$(4)

December 31, 2011
U.S. Treasury securities	$154,430	$1,725	$(13)	$156,142	$-
U.S. Agency securities	114,411	2,779	-	117,190	-
Municipal bonds	688,192	48,777	(255)	736,714	-
Corporate and other bonds
Finance	331,917	9,201	(4,615)	336,503	-
Industrial	388,139	22,198	(2,287)	408,050	-
Utilities	30,164	3,067	(61)	33,170	-
Commercial mortgage-backed securities	232,877	22,854	(2,564)	253,167	(483)
Residential mortgage-backed securities
Agency backed securities	304,876	15,401	(1)	320,276	-
Non-agency backed securities	29,907	2,603	(901)	31,609	(695)
Asset-backed securities	60,199	1,309	(655)	60,853	-
Total fixed-maturity securities	2,335,112	129,914	(11,352)	2,453,674	(1,178)
Preferred stocks, principally financial sector	24,083	317	(890)	23,510	-
Common stocks, principally industrial and financial sectors	68,951	1,078	(4,194)	65,835	-
Total, December 31, 2011	$2,428,146	$131,309	$(16,436)	$2,543,019	$(1,178)
Tower	$2,138,001	$118,173	$(15,075)	$2,241,099	$(1,178)
Reciprocal Exchanges	290,145	13,136	(1,361)	301,920	-
Total, December 31, 2011	$2,428,146	$131,309	$(16,436)	$2,543,019	$(1,178)

(1) Represents the gross unrealized loss on other-than-temporarily impaired securities recognized in accumulated other comprehensive income (loss).

As of September 30, 2012 and December 31, 2011, U.S. Treasury Notes and other securities with carrying values of $351.9 million and $226.8 million, respectively, were on deposit with various states to comply with the insurance laws under which the Company is licensed.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In addition, the Company had $311.3 million and $340.8 million of investments as of September 30, 2012 and December 31, 2011, respectively, held by counterparties as collateral or in trusts to support letters of credit issued on Tower’s behalf, reinsurance liabilities on certain assumed reinsurance treaties, collateral posted for certain leases and other purposes.

Major categories of net investment income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2012	2011	2012	2011
Income
Fixed-maturity securities	$24,218	$25,543	$74,141	$80,807
Equity securities	7,856	6,527	22,095	17,504
Cash and cash equivalents	379	336	1,118	683
Other, primarily from other invested assets	529	139	4,082	387
Total	32,982	32,545	101,436	99,381
Expenses
Investment expenses	(1,593)	(1,134)	(4,323)	(3,794)
Net investment income	$31,389	$31,411	$97,113	$95,587
Tower	29,924	29,818	92,448	90,924
Reciprocal Exchanges	3,141	3,267	9,668	9,663
Elimination of interest on Reciprocal Exchange surplus notes	(1,676)	(1,674)	(5,003)	(5,000)
Net investment income	$31,389	$31,411	$97,113	$95,587

Proceeds from the sale of fixed-maturity securities were $1.3 billion and $1.4 billion for the nine months ended September 30, 2012 and 2011, respectively. Proceeds from the sale of equity securities were $1,149.5 million and $524.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2012	2011	2012	2011
Fixed-maturity securities
Gross realized gains	$5,594	$15,541	$30,756	$35,198
Gross realized losses	(271)	(1,259)	(2,822)	(8,592)
	5,323	14,282	27,934	26,606
Equity securities
Gross realized gains	5,109	1,134	9,288	5,704
Gross realized losses	(6,890)	(12,390)	(23,050)	(23,884)
	(1,781)	(11,256)	(13,762)	(18,180)
Other
Gross realized gains	726	-	2,516	-
Gross realized losses	(1,396)	-	(5,509)	-
	(670)	-	(2,993)	-
Net realized gains (losses) on investments	2,872	3,026	11,179	8,426
Other-than-temporary impairment losses:
Fixed-maturity securities	(438)	(135)	(1,320)	(489)
Equity securities	(1,289)	(2,664)	(5,367)	(2,664)
Total other-than-temporary impairment losses recognized in earnings	(1,727)	(2,799)	(6,687)	(3,153)
Total net realized investment gains (losses)	$1,145	$227	$4,492	$5,273
Tower	$80	$(1,135)	$1,108	$4,245
Reciprocal Exchanges	1,065	1,362	3,384	1,028
Total net realized investment gains (losses)	$1,145	$227	$4,492	$5,273

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

The evaluation of equity securities includes management’s intent and ability to hold the security to recovery. Management will record OTTI in those situations where it does not intend to hold the security to recovery or if the security is not expected to recover in the near term.

The following table shows the amount of fixed-maturity and equity securities that were OTTI for the three and nine months ended September 30, 2012 and 2011. This resulted in recording impairment write-downs included in net realized investment gains (losses), and reduced the unrealized loss in other comprehensive net income:

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2012	2011	2012	2011
Municipal bonds	$(113)	$-	$(113)	$-
Corporate and other bonds	(292)	-	(1,029)	-
Commercial mortgage-backed securities	(27)	(56)	(430)	(219)
Residential mortgage-backed securities	(6)	(29)	(34)	(100)
Asset-backed securities	-	(206)	-	(350)
Equities	(1,289)	(2,664)	(5,367)	(2,664)
Other-than-temporary-impairments	(1,727)	(2,955)	(6,973)	(3,333)
Portion of loss recognized in accumulated other comprehensive income (loss)	-	156	286	180
Impairment losses recognized in earnings	$(1,727)	$(2,799)	$(6,687)	$(3,153)
Tower	$(1,727)	$(2,799)	$(6,687)	$(3,153)
Reciprocal Exchanges	-	-	-	-
Impairment losses recognized in earnings	$(1,727)	$(2,799)	$(6,687)	$(3,153)

The following table provides a rollforward of the cumulative amounts of credit OTTI for securities still held showing the amounts that have been included in earnings on a pretax basis for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
($ in thousands)	2012	2011
Balance, July 1,	$6,119	$13,446
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	405	-
OTTI has been previously recognized	33	135
Reductions due to:
Securities sold during the period (realized)	(1,475)	(1,005)
Balance, September 30,	$5,082	$12,576

The following table provides a rollforward of the cumulative amounts of credit OTTI for securities still held showing the amounts that have been included in earnings on a pretax basis for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
($ in thousands)	2012	2011
Balance, January 1,	$12,666	$18,075
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	1,259	44
OTTI has been previously recognized	61	445
Reductions due to:
Securities sold during the period (realized)	(8,904)	(5,988)
Balance, September 30,	$5,082	$12,576

Unrealized Losses

There are 151 securities at September 30, 2012, including fixed maturities and equity securities, which account for the gross unrealized loss, none of which is deemed by management to be OTTI. Temporary losses on corporate and other bonds result from purchases made in a lower yield spread environment. In addition, there have been some ratings downgrades on certain of these securities. After analyzing the credit quality, balance sheet strength and company outlook, management believes these securities will recover in value. The structured securities that had significant unrealized losses resulted primarily from declines in both residential and commercial real estate prices. To the extent projected cash flows on structured securities change adversely, they would be considered OTTI, and an impairment loss would be recognized in the current period. Management considered all relevant factors, including expected recoverability of cash flows, in assessing whether a loss was other-than-temporary. The

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Company does not intend to sell these fixed maturity securities, and it is not more likely than not that these securities will be sold before recovering their cost basis.

For all fixed-maturity securities in an unrealized loss position at September 30, 2012, the Company has received all contractual interest payments (and principal if applicable). Based on the continuing receipt of cash flow and the foregoing analyses, management expects continued timely payments of principal and interest and considers the losses to be temporary.

The unrealized loss position associated with the fixed-maturity portfolio was $1.2 million as of September 30, 2012, consisting primarily of corporate bonds and mortgage-backed securities of $1.1 million. The total fixed-maturity portfolio of gross unrealized losses included 130 securities which were, in aggregate, approximately 1.3% below amortized cost. Of the 130 fixed maturity investments identified, 31 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these investments at September 30, 2012 was $0.2 million. Management does not consider these investments to be other-than-temporarily impaired.

For common stocks, there were 21 securities in a loss position at September 30, 2012 totaling $1.8 million. Management evaluated the financial condition of the common stock issuers, the severity and duration of the impairment, and our ability and intent to hold to recovery. The evaluation consisted of a detailed review, including but not limited to some or all of the following factors for each security: the current S&P rating, analysts’ reports, past earnings trends and analysts’ earnings expectations for the next 12 months, liquidity, near-term financing risk, and whether the company was currently paying dividends on its equity securities. Management does not consider these investments to be other-than-temporarily impaired.

The following table presents information regarding invested assets that were in an unrealized loss position at September 30, 2012 and December 31, 2011 by amount of time in a continuous unrealized loss position:

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Aggregate	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
September 30, 2012
U.S. Treasury securities	$4,195	$(1)	$-	$-	$4,195	$(1)
Municipal bonds	6,003	(37)	500	-	6,503	(37)
Corporate and other bonds
Finance	8,298	(147)	786	(13)	9,084	(160)
Industrial	27,579	(708)	3,785	(41)	31,364	(749)
Utilities	7,053	(21)	6	-	7,059	(21)
Commercial mortgage-backed securities	888	(10)	132	-	1,020	(10)
Residential mortgage-backed securities
Agency backed	21,499	(79)	22	-	21,521	(79)
Non-agency backed	-	-	749	(28)	749	(28)
Asset-backed securities	1,499	(1)	4,145	(90)	5,644	(91)
Total fixed-maturity securities	77,014	(1,004)	10,125	(172)	87,139	(1,176)
Preferred stocks	10,030	(95)	5,530	(229)	15,560	(324)
Common stocks	39,724	(1,475)	-	-	39,724	(1,475)
Total, September 30, 2012	$126,768	$(2,574)	$15,655	$(401)	$142,423	$(2,975)
Tower	$118,809	$(2,348)	$14,950	$(376)	$133,759	$(2,724)
Reciprocal Exchanges	7,959	(226)	705	(25)	8,664	(251)
Total, September 30, 2012	$126,768	$(2,574)	$15,655	$(401)	$142,423	$(2,975)

December 31, 2011
U.S. Treasury securities	$92,001	$(13)	$-	$-	$92,001	$(13)
Municipal bonds	13,449	(255)	-	-	13,449	(255)
Corporate and other bonds
Finance	138,986	(4,610)	251	(5)	139,237	(4,615)
Industrial	57,357	(2,141)	3,519	(146)	60,876	(2,287)
Utilities	1,902	(61)	-	-	1,902	(61)
Commercial mortgage-backed securities	26,130	(2,564)	-	-	26,130	(2,564)
Residential mortgage-backed securities
Agency backed	19	(1)	12	-	31	(1)
Non-agency backed	13,294	(318)	4,609	(583)	17,903	(901)
Asset-backed securities	29,624	(647)	610	(8)	30,234	(655)
Total fixed-maturity securities	372,762	(10,610)	9,001	(742)	381,763	(11,352)
Preferred stocks	17,773	(644)	1,303	(246)	19,076	(890)
Common stocks	44,132	(4,194)	-	-	44,132	(4,194)
Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)
Tower	$398,989	$(14,160)	$8,264	$(915)	$407,253	$(15,075)
Reciprocal Exchanges	35,678	(1,288)	2,040	(73)	37,718	(1,361)
Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

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

Fixed-Maturity Investment—Time to Maturity

The following table shows the amortized cost and fair value of the fixed-maturity portfolio by contractual time to maturity at September 30, 2012 and December 31, 2011:

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Tower		Reciprocal Exchanges		Total
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
September 30, 2012
Remaining Time to Maturity
Less than one year	$39,911	$40,458	$2,634	$2,700	$42,545	$43,158
One to five years	408,511	428,936	29,587	31,646	438,098	460,582
Five to ten years	587,571	635,354	68,244	73,624	655,815	708,978
More than 10 years	398,362	439,335	93,395	101,903	491,757	541,238
Mortgage and asset-backed securities	544,269	589,593	83,927	93,299	628,196	682,892
Total, September 30, 2012	$1,978,624	$2,133,676	$277,787	$303,172	$2,256,411	$2,436,848
December 31, 2011
Remaining Time to Maturity
Less than one year	$40,201	$40,529	$44,238	$44,942	$84,439	$85,471
One to five years	479,721	491,904	81,566	83,743	561,287	575,647
Five to ten years	563,830	593,838	21,522	22,797	585,352	616,635
More than 10 years	427,357	458,536	48,818	51,480	476,175	510,016
Mortgage and asset-backed securities	535,823	568,813	92,036	97,092	627,859	665,905
Total, December 31, 2011	$2,046,932	$2,153,620	$288,180	$300,054	$2,335,112	$2,453,674

Other Invested Assets

The following table shows the composition of the other invested assets as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
($ in thousands)	2012	2011
Limited partnerships, equity method	$20,298	$12,459
Real estate, amortized cost	9,067	6,888
Securities reported under the fair value option	25,000	25,000
Total	$54,365	$44,347

In December 2011, the Company purchased two securities for which it elected the fair value option. This election was made to simplify the accounting for these instruments which contain embedded derivatives and other features.

The fair value of the limited partnerships in the table above approximates their carrying value under the equity method of accounting. The significant inputs used to determine fair value of these limited partnerships are considered Level 3 pursuant to the fair value hierarchy. See “Note 6 – Fair Value Measurements” below. As of September 30, 2012, the Company had future funding commitments of $25.2 million to these limited partnerships.

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

As at September 30, 2012 and December 31, 2011, the Company’s financial instruments carried at fair value are allocated among levels as follows:

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

($ in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2012
Fixed-maturity securities
U.S. Treasury securities	$-	$115,844	$-	$115,844
U.S. Agency securities	-	79,097	-	79,097
Municipal bonds	-	804,192	-	804,192
Corporate and other bonds	-	754,823	-	754,823
Commercial mortgage-backed securities	-	266,774	-	266,774
Residential mortgage-backed securities
Agency	-	326,991	-	326,991
Non-agency	-	42,574	-	42,574
Asset-backed securities	-	46,553	-	46,553
Total fixed-maturities	-	2,436,848	-	2,436,848
Equity securities	129,268	-	-	129,268
Short-term investments	-	4,748	-	4,748
Total investments at fair value	129,268	2,441,596	-	2,570,864
Other invested assets (1)	-	-	25,000	25,000
Other liabilities				-
Interest rate swap contracts	-	(9,682)	-	(9,682)
Debt and equity securities sold, not yet purchased	-	(21,363)	-	(21,363)
Total, September 30, 2012	$129,268	$2,410,551	$25,000	$2,564,819
Tower	$123,614	$2,107,379	$25,000	$2,255,993
Reciprocal Exchanges	5,654	303,172	-	308,826
Total, September 30, 2012	$129,268	$2,410,551	$25,000	$2,564,819
December 31, 2011
Fixed-maturity securities
U.S. Treasury securities	$-	$156,142	$-	$156,142
U.S. Agency securities	-	117,190	-	117,190
Municipal bonds	-	736,714	-	736,714
Corporate and other bonds	-	777,723	-	777,723
Commercial mortgage-backed securities	-	253,167	-	253,167
Residential mortgage-backed securities
Agency	-	320,276	-	320,276
Non-agency	-	31,609	-	31,609
Asset-backed securities	-	60,853	-	60,853
Total fixed-maturities	-	2,453,674	-	2,453,674
Equity securities	89,345	-	-	89,345
Total investments	89,345	2,453,674	-	2,543,019
Other invested assets (2)	-	-	25,000	25,000
Interest rate swap contracts	-	(7,384)	-	(7,384)
Total, December 31, 2011	$89,345	$2,446,290	$25,000	$2,560,635
Tower	$87,479	$2,146,236	$25,000	$2,258,715
Reciprocal Exchanges	1,866	300,054	-	301,920
Total, December 31, 2011	$89,345	$2,446,290	$25,000	$2,560,635

(1) $25.0 million of the $54.4 million Other invested assets reported on the consolidated balance sheet at September 30, 2012 is reported at fair value. The remaining $29.4 million of Other invested assets is reported under the equity method of accounting or at amortized cost.

(2) $25.0 million of the $44.3 million Other invested assets reported on the consolidated balance sheet at December 31, 2011 is reported at fair value. The remaining $19.3 million of Other invested assets is reported under the equity method of accounting or at amortized cost.

As of September 30, 2012, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Substantially all of the portfolio valuations at September 30, 2012 classified as Level 1 or Level 2 in the above table is priced by utilizing the services of several independent pricing services that provide the Company with a price quote for each security. There were no adjustments made to the prices obtained from the independent pricing sources and dealers on securities classified as Level 1 or Level 2.

In 2012, there were no transfers of investments between Level 1 and Level 2 or between Level 2 and Level 3.

The fair values of the interest rate swaps were derived by using an industry standard swap valuation model with market based inputs for swaps having similar characteristics.

In the second quarter of 2012, the Company entered into the foreign currency forward contract as protection against currency risk on its expected purchase of 10.7% of Canopius Group, Ltd. This purchase closed in the third quarter of 2012 with the majority of the purchase price denominated in British pound sterling. The Company recorded in net realized gains (losses) a $2.1 million loss in connection with closing out the position in the foreign currency forward contract, which is no longer included in the Company’s balance sheet at September 30, 2012.

The fair values of the debt and equity securities sold, not yet purchased were derived by using quoted prices for similar securities in active markets. These instruments resulted in net realized gains (losses) of $(0.6) million and $(0.9) million for the three and nine months ended September 30, 2012, respectively.

In December 2011, the Company purchased two securities which are reported in other invested assets and have been classified as Level 3 of the fair value hierarchy. Management utilizes a discounted cash flow analysis to derive the fair values. For one security, which matures in 2015 and whose cash flows are supported by underlying short-term loans, the significant unobservable inputs include the underlying short-term loans’ probability of default and loss severity, and a discount for the security’s lack of marketability. Increases in the probability of default and loss severity assumptions (which generally move directionally with each other) would have the effect of decreasing the fair value of this security. The Company obtains credit ratings on the underlying short-term loans quarterly and considers these ratings when updating its assumptions. The second security is an equity instrument which entitles the Company to residual interests of a finite life special purpose vehicle. The significant unobservable inputs include the estimated losses to be incurred by the vehicle and the equity instrument’s lack of marketability. The Company obtains quarterly financial data from the vehicle and evaluates the estimated incurred loss figure. An increase in the vehicle’s estimated incurred losses would have the effect of decreasing the instrument’s fair value.

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

There were no changes in Level 3 assets measured at fair value for the three months ended September 30, 2012 and 2011.

The following table summarizes the changes in Level 3 assets measured at fair value for the nine months ended September 30, 2012 and 2011:

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended
	September 30,
($ in thousands)	2012	2011
Beginning balance, January 1	$25,000	$2,058
Total gains (losses)-realized / unrealized
Included in net income	-	(1,067)
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Net transfers into (out of) Level 3	-	(991)
Ending balance, September 30,	$25,000	$-

Note 7 – Loss and Loss Adjustment Expense

The following table provides a reconciliation of the beginning and ending consolidated balances for unpaid losses and loss adjustment expense (“LAE”) for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012			2011
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total
Balance at January 1,	$1,495,839	$136,274	$1,632,113	$1,439,106	$171,315	$1,610,421
Less reinsurance recoverables on unpaid losses	(308,411)	(11,253)	(319,664)	(271,298)	(11,384)	(282,682)
	1,187,428	125,021	1,312,449	1,167,808	159,931	1,327,739
Incurred related to:
Current year	723,642	78,763	802,405	697,825	104,641	802,466
Prior years unfavorable/(favorable) development	78,231	(7,272)	70,959	17,255	(28,662)	(11,407)
Total incurred	801,873	71,491	873,364	715,080	75,979	791,059
Paid related to:
Current year	250,062	56,440	306,502	307,695	63,583	371,278
Prior years	462,134	36,137	498,271	351,580	42,946	394,526
Total paid	712,196	92,577	804,773	659,275	106,529	765,804
Net balance at end of period	1,277,105	103,935	1,381,040	1,223,613	129,381	1,352,994
Add reinsurance recoverables on unpaid losses	294,488	19,138	313,626	327,256	17,747	345,003
Balance at September 30,	$1,571,593	$123,073	$1,694,666	$1,550,869	$147,128	$1,697,997

Incurred losses and LAE for the nine months ended September 30, 2012 attributable to events of prior years were $71.0 million including the Reciprocal Exchanges and $78.2 million excluding the Reciprocal Exchanges. For the three months ended September 30, 2012 the incurred losses and LAE attributable to events of prior years were favorable $1.1 million including the Reciprocal Exchanges and nil excluding the Reciprocal Exchanges.

Increases in ultimate loss estimates were recorded in earlier quarters this year stemming mostly from Commercial Insurance accident years 2009, 2010 and 2011 and pertaining to various programs, many of which have been terminated.

The Reciprocal Exchanges reported favorable development on prior accident years of $7.3 million during the nine months ended September 30, 2012, of which $1.0 million favorable development was recorded during the three months ended September 30, 2012.

The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 66.6% and 66.7% for the nine months ended September 30, 2012 and 2011, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 67.7% and 68.5% for the nine months ended September 30, 2012 and 2011, respectively. The Reciprocal Exchanges’ net loss ratio was 56.4% and 53.3% for the nine months ended September 30, 2012 and 2011, respectively. Excluding the Reciprocal Exchanges the net loss ratio for the nine months ended September 30 was impacted in 2012 by prior year development described above and in 2011 by unusual storms, particularly Hurricane Irene which occurred in August 2011.

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

As of September 30, 2012, unamortized reserve for risk premium of $2.4 million and $0.8 million related to Tower and the Reciprocal Exchanges, respectively, were included in unpaid losses and LAE. As of December 31, 2011, unamortized reserve for

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

risk premium of $7.2 million and $2.5 million related to Tower and the Reciprocal Exchanges, respectively, were included in unpaid losses and LAE.

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

Included in the reserves for the loss and LAE reserves at September 30, 2012 and December 31, 2011 is $8.6 million and $3.7 million, respectively, of tabular reserve discount for workers’ compensation and excess workers’ compensation claims.

The Company has defended third-party liability claims utilizing attorneys who are employees of the Company and has realized significant savings in defense costs as compared with claims defended by outside attorneys. For third-party liability claims defended by employed attorneys, the Company allocates to each of these litigated claims 50% of the fixed fee when litigation on a particular claim begins and 50% of the fee when the litigation is closed. The standard fee is calculated based upon the projected number of litigated claims and expected closing patterns at the beginning of each year, as well as the projected budget for the Company’s in-house attorneys, and these amounts are subject to adjustment each quarter based upon actual experience. Because of the cost advantage for ALAE utilizing employed attorneys, the Company has been increasing the number of employed attorneys. Currently, the Company is handling over 85% of new litigated third-party claims utilizing attorneys who are employees of the Company.

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

The Company segregates data for estimating loss and LAE reserves into lines of business. Property lines include Fire and Allied Lines, Homeowners, CMP Property, Multi-Family Dwellings, Inland Marine and Automobile Physical Damage Casualty lines include CMP Liability, Other Liability, Workers’ Compensation, Commercial Automobile Liability, and Personal Automobile Liability. The Company also analyzes and records loss and LAE reserves separately for Commercial Insurance and Personal Insurance.

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

Note 8—Stockholders’ Equity

Shares of Common Stock Issued

For the three and nine months ended September 30, 2012, no new common shares were issued as the result of employee stock option exercises. For the three and nine months ended September 30, 2012, 11,732 and 332,910 new common shares, respectively, were issued as the result of restricted stock grants. For the three and nine months ended September 30, 2011, 3,500

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

and 34,612 new common shares, respectively, were issued as the result of employee stock option exercises and 0 and 621,000 new common shares, respectively, were issued as the result of restricted stock grants.

For the three and nine months ended September 30, 2012, 6,105 and 103,461 shares, respectively, of common stock were purchased from employees in connection with the vesting of restricted stock issued under the 2004 Long Term Equity Compensation Plan (the “Plan”). For the three and nine months ended September 30, 2011, 0 and 69,315 shares, respectively, of common stock were purchased from employees in connection with the vesting of restricted stock issued under the Plan. The shares were withheld at the direction of employees as permitted under the Plan in order to pay the expected amount of tax liability owed by the employees from the vesting of those shares. In addition, for the three and nine months ended September 30, 2012, 5,873 and 14,588 shares, respectively, of common stock were surrendered as a result of restricted stock forfeitures. For the three and nine months ended September 30, 2011, 15,927 and 18,841 shares, respectively, of common stock were surrendered as a result of restricted stock forfeitures.

Share Repurchase Program

The Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. In the nine months ended September 30, 2012 and 2011, 1.1 million and 2.2 million shares, respectively, of common stock were purchased under these programs at an aggregate consideration of $21.0 million and $50.4 million, respectively. As of September 30, 2012, the original $100 million share purchase program had been fully utilized and $26.4 million remained available for future share repurchases under the new program.

Dividends Declared

Dividends on common stock of $7.2 million and $7.6 million for the three months ended September 30, 2012 and 2011, respectively, were declared. Dividends on common stock of $21.9 million and $20.5 million for the nine months ended September 30, 2012 and 2011, respectively, were declared.

On November 6, 2012, the Board of Directors approved a quarterly dividend of $0.1875 per share payable on December 21, 2012 to stockholders of record as of December 10, 2012.

Note 9—Debt

The Company’s borrowings consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
($ in thousands)	Carrying Value	Fair Value		Carrying Value	Fair Value
Credit facility	$70,000	$70,000	$	50,000	$50,000
Convertible senior notes	143,947	155,400		141,843	150,743
Subordinated debentures	235,058	235,491		235,058	234,550
Total	$449,005	$460,891	$	426,901	$435,293

The fair value of the convertible senior notes are determined utilizing recent transaction prices for these securities between third-party market participants and the fair value of the subordinated debentures are based on discounted cash flow analysis. The significant inputs used for fair value are considered Level 2 in the fair value hierarchy.

Total interest expense incurred, including interest expense on the funds held liabilities, was $8.2 million and $8.6 million for the three months ended September 30, 2012 and 2011, respectively, and was $23.7 million and $25.0 million for the nine months ended September 30, 2012 and 2011, respectively.

Subordinated Debentures

The Company and its wholly-owned subsidiaries have issued trust preferred securities through wholly-owned Delaware statutory business trusts. The trusts use the proceeds of the sale of the trust preferred securities and common securities that the Company acquired from the trusts to purchase junior subordinated debentures from the Company with terms that match the terms of the trust preferred securities. Interest on the junior subordinated debentures and the trust preferred securities is payable quarterly. In

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

some cases, the interest rate is fixed for an initial period of five years after issuance and then floats with changes in the London Interbank Offered Rate (“LIBOR”) and in other cases the interest rate floats with LIBOR without any initial fixed-rate period. As of September 30, 2012, The Company had outstanding par of $235.1 million relating to the subordinated debentures.

Interest Rate Swaps

In October 2010, the Company entered into interest rate swap contracts (the “Swaps”) with $190 million notional value to manage interest costs and cash flows associated with the floating rate subordinated debentures. The Swaps have terms of five years. The Swaps convert the subordinated debentures to rates ranging from 5.1% to 5.9%. As of September 30, 2012 and December 31, 2011, the Swaps had a fair value of $9.7 million and $7.4 million in a liability position, respectively, and are reported in Other Liabilities.

The Company has designated and accounts for the Swaps as cash flow hedges. The Swaps are considered to have no ineffectiveness and changes in their fair values will be recorded in Accumulated other comprehensive income (“AOCI”), net of tax. For the nine months ended September 30, 2012 and 2011, $1.3 million and $0.3 million, respectively, were reclassified from AOCI to interest expense for the effects of the hedges. As of September 30, 2012, the Company had collateral on deposit with the counterparty amounting to $9.6 million pursuant to a Credit Support Annex.

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

The Company may request that the facility be increased by an amount not to exceed $50 million. The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements to maintain certain consolidated net worth, debt to capitalization ratios, minimum risk-based capital and minimum statutory surplus. The credit facility also provides for customary events of default, including failure to pay principal when due, failure to pay interest or fees within three days after becoming due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its material subsidiaries, the occurrence of certain material judgments, or a change in control of the Company, and upon an event of default, the administrative agent (subject to the consent of the requisite percentage of the lenders) may immediately terminate the obligations to make loans and to issue letters of credit, declare the Company’s obligations under the credit facility to become immediately due and payable, and require the Company to deposit in a collateral account cash collateral with a value equal to the then outstanding amount of the aggregate face amount of any outstanding letters of credit. The Company was in compliance with all covenants under the credit facility at September 30, 2012.

The Company had $70.0 million and $50.0 million outstanding as of September 30, 2012 and December 31, 2011, respectively. The weighted average interest rate on the amount outstanding as of September 30, 2012 was 2.0%.

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

The adjusted conversion rate at September 30, 2012 is 37.0351 shares of common stock per $1,000 principal amount of the Notes (equivalent to a conversion price of $27.00 per share), subject to further adjustment upon the occurrence of certain events, including the following: if Tower issues shares of common stock as a dividend or distribution on shares of the common stock , or if Tower effects a share split or share combination; if Tower issues to all or substantially all holders of common stock any rights, options or warrants entitling them, for a period of not more than 45 calendar days after the announcement date of such issuance, to subscribe for or purchase shares of the common stock at a price per share that is less than the average of the last reported sales price of the common stock for the ten consecutive trading day period ending on the date of announcement of such issuance; if Tower distributes shares of its capital stock, other indebtedness, other assets or property of Tower or rights, options or warrants to acquire capital stock or other securities of Tower, to all or substantially all holders of capital stock; if any cash dividend or distribution is made to all or substantially all holders of the common stock, other than a regular quarterly cash dividend that does

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

not exceed $0.125 per share; if Tower makes a payment in respect of a tender offer or exchange offer for common stock, and the cash and value of any other consideration included in the payment per share of common stock exceeds the last reported sale price of the common stock on the trading day next succeeding the last day on which the tenders or exchange may be made.

Additionally, in the event of a fundamental change, the holders may require the Company to repurchase the Notes for a cash price equal to 100% of the principal plus any accrued and unpaid interest.

The proceeds from the issuance of the Notes were allocated to the liability component and the embedded conversion option, or equity component. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). After considering the contractual interest payments and amortization of the original issue discount, the Notes’ effective interest rate is 7.2%. Transaction costs of $0.4 million associated with the equity component were netted with the equity component in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $2.9 million and $8.6 million for the three and nine months ended September 30, 2012, respectively. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $2.8 million and $8.4 million for the three and nine months ended September 30, 2011, respectively.

The following table shows the amounts recorded for the Notes as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
($ in thousands)	2012	2011
Liability component
Outstanding principal	$150,000	$150,000
Unamortized OID	(6,053)	(8,157)
Liability component	143,947	141,843
Equity component, net of tax	$7,469	$7,469

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

In September 2010, the Company paid $15.3 million for the Note Hedges which cover 5.5 million shares of common stock at a strike price of $27.00 per share at September 30, 2012, subject to anti-dilution provisions, and are exercisable upon conversion of the Notes. The Note Hedges have been accounted for as an adjustment to the Company’s paid-in-capital, net of deferred taxes.

In September 2010, the Company received $3.8 million for Warrants sold to the financial institutions. The Warrants provide for the acquisition of 5.5 million shares of common stock at a strike price of $32.83 per share at September 30, 2012, subject to anti-dilution adjustments, including if at any time Tower pays a dividend that differs from a dividend amount of $0.125 per share. The Warrants have been accounted for as an adjustment to the Company’s paid-in-capital.

To the extent the Company’s common stock price is above $27.00 but below the Warrant strike price of $32.83, there is no dilutive effect to common stockholders’ equity because the Note Hedge offsets any shares to be issued under the Notes. If the market value per share of the Company’s common stock exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s net income per share.

Note 10—Stock Based Compensation

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

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Restricted Stock

The following table provides an analysis of restricted stock activity for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012		2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1	988,607	$23.44	591,675	$23.10
Granted	332,910	22.97	621,000	23.90
Vested	(414,154)	23.91	(229,221)	23.60
Forfeitures	(14,588)	23.50	(18,841)	23.61
Outstanding, September 30,	892,775	$23.09	964,613	$23.49

Stock Options

The following table provides an analysis of stock option activity for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012		2011
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, January 1	855,530	$20.14	917,155	$19.62
Exercised	-	-	(34,612)	10.47
Forfeitures and expirations	-	-	(27,013)	27.59
Outstanding, September 30	855,530	$20.14	855,530	$20.14
Exercisable, September 30	855,530	$20.14	855,530	$20.14

Stock Based Compensation Expense

The following table provides an analysis of stock based compensation expense for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
($ in thousands)	2012	2011
Restricted stock
Expense, net of tax	$4,544	$4,678
Value of shares vested	9,045	5,430
Value of unvested shares	18,014	22,051
Stock options
Expense, net of tax	-	105
Intrinsic value of outstanding options	621	3,001
Intrinsic value of vested outstanding options	621	3,001
Unrecognized compensation expense
Non-vested stock options, net of tax	-	-
Unvested restricted stock, net of tax	9,405	16,249
Weighted average years over which expense will be recognized	2.4	2.4

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11—Earnings (Loss) per Share

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

The following table shows the computation of the earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Numerator
Net income (loss) attributable to Tower Group, Inc.	$21,629	$(16,439)	$27,150	$33,367
Denominator
Weighted average common shares outstanding	38,371	40,814	38,929	41,207
Effect of dilutive securities:
Stock options	24	-	50	102
Other	-	-	-	3
Weighted average common and potential dilutive shares outstanding	38,395	40,814	38,979	41,312
Earnings (loss) per share attributable to Tower stockholders - basic
Common stock:
Distributed earnings	$0.19	$0.19	$0.56	$0.50
Undistributed earnings	0.37	(0.59)	0.14	0.32
Total	0.56	(0.40)	0.70	0.82
Earnings (loss) per share attributable to Tower stockholders - diluted	$0.56	$(0.40)	$0.70	$0.81

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For the three and nine months ended September 30, 2012 168,100 and, 168,100, respectively, options to purchase Tower shares were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price. For the three and nine months ended September 30, 2011 855,500 and, 166,700, respectively, options and other common stock equivalents to purchase Tower shares were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Business segment results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2012	2011	2012	2011
Commercial Insurance Segment
Revenues
Premiums earned	$296,606	$290,113	$932,091	$805,616
Ceding commission revenue	2,446	1,455	6,350	10,183
Policy billing fees	1,358	1,195	4,261	3,073
Total revenues	300,410	292,763	942,702	818,872
Expenses
Loss and loss adjustment expenses	180,053	221,540	662,700	552,627
Underwriting expenses	106,355	97,000	324,105	270,861
Total expenses	286,408	318,540	986,805	823,488

Underwriting profit (loss)	$14,002	$(25,777)	$(44,103)	$(4,616)

Personal Insurance Segment
Revenues
Premiums earned	$134,107	$123,334	$378,933	$381,156
Ceding commission revenue	5,257	5,512	16,596	15,620
Policy billing fees	1,775	1,635	5,006	4,594
Total revenues	141,139	130,481	400,535	401,370
Expenses
Loss and loss adjustment expenses	76,043	88,497	210,664	238,432
Underwriting expenses	61,612	57,200	175,069	170,723
Total expenses	137,655	145,697	385,733	409,155

Underwriting profit (loss)	$3,484	$(15,216)	$14,802	$(7,785)
Tower	$712	$(18,349)	$16,085	$(15,785)
Reciprocal Exchanges	2,772	3,133	(1,283)	8,000
Total underwriting profit (loss)	$3,484	$(15,216)	$14,802	$(7,785)

Insurance Services Segment
Revenues
Management fee income	$7,870	$7,644	$22,697	$22,043
Other revenue	808	413	2,664	942
Total revenues	8,678	8,057	25,361	22,985
Expenses
Other expenses	9,578	4,986	19,120	15,004
Total expenses	9,578	4,986	19,120	15,004

Insurance services pretax income (loss)	$(900)	$3,071	$6,241	$7,981

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table reconciles revenue by segment to consolidated revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2012	2011	2012	2011
Commercial insurance segment	$300,410	$292,763	$942,702	$818,872
Personal insurance segment	141,139	130,481	400,535	401,370
Insurance services segment	8,678	8,057	25,361	22,985
Total segment revenues	450,227	431,301	1,368,598	1,243,227
Elimination of management fee income	(7,870)	(7,644)	(22,697)	(22,043)
Net investment income	31,389	31,411	97,113	95,587
Net realized gains (losses) on investments, including other-than-temporary impairments	1,145	227	4,492	5,273
Consolidated revenues	$474,891	$455,295	$1,447,506	$1,322,044

The following table reconciles the results of the Company’s individual segments to consolidated income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2012	2011	2012	2011
Commercial insurance segment underwriting profit (loss)	$14,002	$(25,777)	$(44,103)	$(4,616)
Personal insurance segment underwriting profit (loss)	3,484	(15,216)	14,802	(7,785)
Insurance services segment pretax income (loss)	(900)	3,071	6,241	7,981
Net investment income	31,389	31,411	97,113	95,587
Net realized gains on investments, including other-than-temporary impairments	1,145	227	4,492	5,273
Corporate expenses	(3,256)	(2,595)	(9,276)	(8,493)
Acquisition-related transaction costs	(2,679)	(425)	(4,661)	(437)
Interest expense	(8,224)	(8,633)	(23,702)	(24,990)
Income before income taxes	$34,961	$(17,937)	$40,906	$62,520

Note 13—Contingencies

Legal Proceedings

On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (“TICNY”), a wholly-owned subsidiary of Tower Group, Inc., in the United States District Court for the District of New Jersey seeking, inter alia, to recover $6.1 million under various retrocessional contracts pursuant to which TICNY reinsures Munich. On June 22, 2009, TICNY filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover $2.8 million under various reinsurance contracts pursuant to which Munich reinsures TICNY. (A separate action commenced by Munich against TICNY on June 17, 2009 in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access to TICNY’s books and records pertaining to various quota share agreements, to which TICNY filed its answer on July 7, 2009, was subsequently dismissed pursuant to the stipulation of the parties on March 17, 2010). On July 15, 2011, TICNY paid $3.3 million to Munich to resolve a portion of the dispute. On December 22, 2011, the court granted partial summary judgment with respect to certain of the claims and defenses in the litigation. On March 23, 2012, the Court ruled that Munich was entitled to approximately $168,000 from TICNY in pre-judgment interest on the amount of $3.3 million that TICNY had paid to Munich on July 15, 2011, which was expensed in the first quarter of 2012. Trial was scheduled for October 15, 2012, but during the third quarter of 2012, the parties have reached a settlement of the action for $2.9 million after-tax which is included as a charge in other operating expenses. On October 9, 2012, the Court entered an order dismissing certain claims with prejudice and other claims without prejudice.

Note 14—Subsequent Events

On October 29, 2012, Superstorm Sandy made landfall in New Jersey and caused significant property damage which is still being determined. Tower has exposure to Superstorm Sandy through its direct insurance operations and its reinsurance assumed and ceded businesses as well as through two of its alternative investments. Losses from its insurance operations are covered by reinsurance after certain loss thresholds are incurred by the company. For Tower’s companies, excluding the Reciprocal Exchanges, losses incurred in excess of $75 million are ceded to Tower’s reinsurance program. Below is a table that details reinsurance amounts recoverable in the event that incurred losses exceed $75 million:

Range of Loss	Retention
$0 - $75 million	Retained by Tower
$75 - $150 million	100% reinsured
$150 - $225 million	70% reinsured
$225 - $400 million	100% reinsured

Tower expects its direct insurance losses to be contained within the first layer of its reinsurance program based on currently available information. Excluding the Reciprocal Exchanges, the Company expects the net loss from its direct insurance business to be between $90 million and $95 million, pre-tax, including reinstatement premiums. Tower’s assumed reinsurance business expects its losses to be between $15 million and $20 million, pre-tax, based on its evaluation of currently available information. Tower also expects to recover $10 million if industry losses exceed $10 billion and an additional $10 million if industry losses exceed $15 billion through industry loss warranties that its ceded reinsurance business put in place in July 2012 to manage risk associated with its exposure in the Northeast. Tower believes that its alternative investments will not be materially affected by the losses associated with Superstorm Sandy.

In aggregate, Tower’s current estimate of loss ranges from $55.3 million to $68.3 million after-tax, based on its estimate of an industry loss between $10 billion and $15 billion. Tower expects that the Reciprocal Exchanges will have a net loss between $6.2 million and $7.5 million, after-tax, but such loss will not be included in Net Income Available to Tower Shareholders.

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

Our Personal Insurance segment offers a broad range of products designed to fit the insurance needs of most personal lines customers. This segment includes the business written in the Reciprocal Exchanges. Our personal lines products consist of homeowners, personal automobile, package and umbrella policies. In the first quarter of 2012, Tower sold one of its insurance subsidiaries to the Reciprocal Exchanges. As a result, the Reciprocal Exchanges have expanded their licensing and increased their capacity to write business.

In our Insurance Services segment, we generate management fees primarily from the services provided to the Reciprocal Exchanges and other fees generated by our managing general agencies.

Investment in Canopius Group Limited and Exercise of Merger Option

On August 20, 2012, Tower closed on its $74.9 million acquisition of a 10.7% stake in Canopius Group Limited (“Canopius Group”), a privately owned Lloyd’s insurance holding company domiciled in Guernsey, Channel Islands. In connection with this acquisition, which was agreed to on April 25, 2012, Tower also entered into an agreement dated April 25, 2012 (the “Master Transaction Agreement”) under which Canopius Group committed to assist Tower with the establishment of a presence at Lloyd’s of London through a special purpose syndicate (“SPS Transaction Right and Acquisition Right”), subject to required approvals and granted Tower an option (the “Merger Option”) to combine with Canopius Holdings Bermuda Limited (“Canopius Bermuda”). On July 30, 2012, Tower announced that it had exercised the Merger Option and executed an Agreement and Plan of Merger (the “Original Merger Agreement”) with Canopius Bermuda pursuant to which a wholly-owned subsidiary of Canopius Bermuda will acquire all of Tower’s common stock. Under applicable accounting principles Tower will be regarded as the acquiring entity. Tower paid Canopius Group a fee of $1,000,000 to exercise the Merger Option. On November 8, 2012, the Original Merger Agreement was amended by Amendment No. 1 to the Agreement and Plan of Merger to reflect changes to the merger consideration to be received by Tower stockholders (the Original Merger Agreement as so amended, the “Merger Agreement”).

Under the Merger Agreement, Tower stockholders will receive, in exchange for each share of Tower’s common stock, a certain number of Canopius Bermuda common shares equal to a Stock Conversion Number (defined below). Canopius Group intends to sell its shares in Canopius Bermuda prior to the consummation of the merger in a private placement of those shares (the “Canopius Secondary Offering”) to a group of yet-to-be-identified institutional third party investors (the “Third Party Investors”). The “Stock Conversion Number” will be equal to the quotient obtained by dividing (x) the price per share of Tower common stock at the market close on the date of the pricing of the Canopius Secondary Offering by (y) the Adjusted Canopius Bermuda Price Per Share (defined below).

The “Adjusted Canopius Bermuda Price Per Share” will be equal to the quotient obtained by dividing (i) the sum of (a) the Target TNAV Amount, which is the amount that Tower specifies in a written notice delivered to Canopius Group prior to the signing date of the purchase and sale agreements for the Canopius Secondary Offering, as the target amount of the tangible net asset value of Canopius Bermuda as of the closing date of the Canopius Secondary Offering, (b) the value of the retained business of Canopius Bermuda following its restructuring, (c) the aggregate amount of the placement fees received by the placement agents in connection with the Canopius Secondary Offering and (d) the aggregate amount, expressed in dollars, equal to the absolute value of the discount from the closing price of Tower’s common stock on the pricing date of the Canopius Secondary Offering, or on another reasonably current date (as agreed by Tower, Canopius Bermuda and the Third Party Investors), that Tower, Canopius Bermuda and the Third Party Investors have agreed is necessary in order to effect the Canopius Secondary Offering, by (ii) the aggregate number of Canopius Bermuda common shares sold in the Canopius Secondary Offering.

Because neither the restructuring of Canopius Bermuda nor the Canopius Secondary Offering is likely to occur until the fourth quarter of this year at the earliest, no assurances can be given as to the Target TNAV Amount or the Adjusted Canopius Bermuda Price Per Share. In determining the Target TNAV Amount, Tower will principally consider the amount of capital that it believes will be required to maintain its ratings and to operate the combined business. Tower believes this capital amount to be between $150 million and $180 million.

Although the Merger Agreement contains no conditions precedent to Tower’s obligations to consummate the merger, Tower will not proceed with the merger in the event that (1) the Canopius Secondary Offering cannot be effected, or can only be effected on terms that would make the Stock Conversion Number, and therefore the merger, unattractive to Tower, (2) the Adjusted Canopius Bermuda Price Per Share declines to a point that the Third Party Investors would own 20% or less of the merged entity’s fully diluted capital stock immediately following the closing of the merger, (3) Tower stockholders and optionholders, as well as holders of Tower’s convertible senior notes, would own less than 76% of the fully diluted capital stock of Tower Ltd. immediately following the closing of the merger, (4) the parties to the Merger Agreement fail to obtain the necessary regulatory approvals on terms acceptable to Tower, (5) Tower’s stockholders fail to adopt the Merger Agreement and approve the merger, (6) Tower’s Board of Directors determines that the transactions contemplated by the Merger Agreement are not favorable to Tower or its stockholders and (7) Tower has not received an opinion of a nationally recognized law firm, in form and substance satisfactory to Tower, to the effect that the merger should not cause Tower Ltd. to be treated as a domestic corporation under Section 7874(b) of the Internal Revenue Code of 1986, as amended.

Tower has the explicit right in the Merger Agreement to terminate that agreement and not complete the merger at any time and for any or no reason prior to the effective time of the merger. In the event that Tower exercises its right to terminate the Merger Agreement, it will nonetheless be obligated to reimburse affiliates of Canopius Bermuda for costs actually incurred in connection with negotiating, documenting and implementing the Merger Agreement and the transactions contemplated thereby to the extent that such costs exceed the $1,000,000 Merger Option exercise fee paid by Tower.

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

The following table provides a reconciliation of operating income to net income on a GAAP basis. The operating income is used to calculate operating earnings per share and operating return on average equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2012	2011	2012	2011
Operating income (loss)	$23,772	$(15,307)	$30,242	$31,013
Net realized gains (losses) on investments, excluding gains (losses) attributable to Reciprocal Exchanges	80	(1,135)	1,108	4,245
Acquisition-related transaction costs	(2,679)	(425)	(4,661)	(437)
Income tax	456	428	461	(1,454)
Net income (loss) attributable to Tower Group, Inc.	$21,629	$(16,439)	$27,150	$33,367

Critical Accounting Estimates

As of September 30, 2012, there were no material changes to our critical accounting estimates; refer to the Company’s 2011 Annual Report on Form 10-K for a complete discussion of critical accounting estimates.

Critical Accounting Policies

See “Note 2—Accounting Policies and Basis of Presentation” for information related to updated accounting policies.

Consolidating Supplemental Information

The following tables present the consolidating financial statements as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011:

	September 30, 2012
($ in thousands)	Tower	Reciprocal Exchanges	Elimin- ations	Total
Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$2,133,676	$303,172	$-	$2,436,848
Equity securities	123,614	5,654	-	129,268
Short-term investments	4,748	-	-	4,748
Other invested assets	131,565	-	(77,200)	54,365
Total investments	2,393,603	308,826	(77,200)	2,625,229
Cash and cash equivalents	168,031	11,383	-	179,414
Investment income receivable	41,786	3,443	(15,041)	30,188
Investment in unconsolidated affiliate	71,512	-	-	71,512
Premiums receivable	327,089	42,800	(2,400)	367,489
Reinsurance recoverable on paid losses	20,753	2,248	(3,128)	19,873
Reinsurance recoverable on unpaid losses	294,488	23,524	(4,386)	313,626
Prepaid reinsurance premiums	44,876	19,910	(1,966)	62,820
Deferred acquisition costs, net	177,086	12,503	-	189,589
Intangible assets	101,806	7,000	-	108,806
Goodwill	250,103	-	-	250,103
Funds held by reinsured companies	124,353	-	-	124,353
Other assets	336,138	4,086	(19,057)	321,167
Total assets	$4,351,624	$435,772	$(123,178)	$4,664,169
Liabilities
Loss and loss adjustment expenses	$1,571,593	$127,459	$(4,386)	$1,694,666
Unearned premium	823,155	106,106	(1,966)	927,295
Reinsurance balances payable	17,165	9,213	(5,528)	20,850
Funds held under reinsurance agreements	88,810	-	-	88,810
Other liabilities	303,054	46,889	(34,298)	315,645
Deferred income taxes	41,451	7,445	-	48,896
Debt	449,005	77,000	(77,000)	449,005
Total liabilities	3,294,661	374,111	(123,178)	3,545,595
Stockholders’ equity
Common stock	468	-	-	468
Treasury stock	(181,432)	-	-	(181,432)
Paid-in-capital	777,864	27,647	(27,647)	777,864
Accumulated other comprehensive income	96,125	17,090	(17,090)	96,125
Retained earnings	361,956	16,874	(16,874)	361,956
Noncontrolling interests	1,982	-	61,611	63,593
Total stockholders’ equity	1,056,963	61,611	-	1,118,574
Total liabilities and stockholders’ equity	$4,351,624	$435,722	$(123,178)	$4,664,169

	December 31, 2011
($ in thousands)	Tower	Reciprocal Exchanges	Elimin- ations	Total
Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$2,153,620	$300,054	$-	$2,453,674
Equity securities	87,479	1,866	-	89,345
Short-term investments	-	-	-	-
Other invested assets	121,547	-	(77,200)	44,347
Total investments	2,362,646	301,920	(77,200)	2,587,366
Cash and cash equivalents	113,432	666	-	114,098
Investment income receivable	33,842	2,978	(10,038)	26,782
Premiums receivable	367,336	41,290	-	408,626
Reinsurance recoverable on paid losses	18,233	6,326	(656)	23,903
Reinsurance recoverable on unpaid losses	308,411	20,134	(8,881)	319,664
Prepaid reinsurance premiums	39,352	14,685	-	54,037
Deferred acquisition costs, net	156,992	11,866	-	168,858
Intangible assets	110,081	4,839	-	114,920
Goodwill	250,103	-	-	250,103
Funds held by reinsured companies	69,755	-	-	69,755
Other assets	317,173	2,485	(15,575)	304,083
Total assets	$4,147,356	$407,189	$(112,350)	$4,442,195
Liabilities
Loss and loss adjustment expenses	$1,495,839	$145,155	$(8,881)	$1,632,113
Unearned premium	790,185	102,991	-	893,176
Reinsurance balances payable	17,328	4,122	(656)	20,794
Funds held under reinsurance agreements	96,726	-	-	96,726
Other liabilities	259,408	32,560	(25,813)	266,155
Deferred income taxes	24,826	4,511	-	29,337
Debt	426,901	77,000	(77,000)	426,901
Total liabilities	3,111,213	366,339	(112,350)	3,365,202
Stockholders’ equity

Common stock	465	-	-	465
Treasury stock	(158,185)	-	-	(158,185)
Paid-in-capital	772,938	25,851	(25,851)	772,938
Accumulated other comprehensive income	62,244	7,771	(7,771)	62,244
Retained earnings	356,680	7,228	(7,228)	356,680
Noncontrolling interests	2,001	-	40,850	42,851
Total stockholders’ equity	1,036,143	40,850	-	1,076,993
Total liabilities and stockholders’ equity	$4,147,356	$407,189	$(112,350)	$4,442,195

	Three Months Ended September 30,
	2012				2011
($ in thousands)	Tower	Reciprocal Exchanges	Elimina- tions	Total	Tower	Reciprocal Exchanges	Elimina- tions	Total
Revenues
Net premiums earned	$388,090	$42,623	$-	$430,713	$366,874	$46,573	$-	$413,447
Ceding commission revenue	4,990	3,190	(477)	7,703	4,956	2,011	-	6,967
Insurance services revenue	8,678	-	(7,870)	808	8,057	-	(7,644)	413
Policy billing fees	2,980	153	-	3,133	2,688	142	-	2,830
Net investment income	29,924	3,141	(1,676)	31,389	29,817	3,268	(1,674)	31,411
Total net realized investment gains
(losses)	80	1,065	-	1,145	(1,135)	1,362	-	227
Total revenues	434,742	50,172	(10,023)	474,891	411,257	53,356	(9,318)	455,295
Expenses
Loss and loss adjustment expenses	235,782	20,314	-	256,096	284,661	25,376	-	310,037
Direct and ceding commission expense	79,637	8,367	(477)	87,527	73,066	7,188	-	80,254
Other operating expenses	78,760	14,514	(7,870)	85,404	68,498	13,029	(7,644)	73,883
Acquisition-related transaction costs	2,679	-	-	2,679	425	-	-	425
Interest expense	8,224	1,676	(1,676)	8,224	8,633	1,674	(1,674)	8,633
Total expenses	405,082	44,871	(10,023)	439,930	435,283	47,267	(9,318)	473,232
Income (loss) before income taxes	29,660	5,301	-	34,961	(24,026)	6,089	-	(17,937)
Income tax expense (benefit)	8,031	1,469	-	9,500	(7,587)	1,606	-	(5,981)
Net income (loss)	$21,629	$3,832	$-	$25,461	$(16,439)	$4,483	$-	$(11,956)

Ratios
Net calendar year loss and LAE	60.8%	47.7%		59.5%	77.6%	54.5%		75.0%
Net underwriting expenses	35.5%	45.8%		36.5%	34.4%	38.8%		34.9%
Net Combined	96.3%	93.5%		96.0%	112.0%	93.3%		109.9%

Return on Average Equity	8.4%				-6.3%

	Nine Months Ended September 30,
	2012				2011
($ in thousands)	Tower	Reciprocal Exchanges	Elimina- tions	Total	Tower	Reciprocal Exchanges	Elimina- tions	Total
Revenues
Net premiums earned	$1,184,371	$126,653	$-	$1,311,024	$1,044,201	$142,571	$-	$1,186,772
Ceding commission revenue	13,923	9,500	(477)	22,946	20,898	4,905	-	25,803
Insurance services revenue	25,361	-	(22,697)	2,664	22,985	-	(22,043)	942
Policy billing fees	8,853	414	-	9,267	7,234	433	-	7,667
Net investment income	92,448	9,668	(5,003)	97,113	90,924	9,663	(5,000)	95,587
Total net realized investment gains
(losses)	1,108	3,384	-	4,492	4,245	1,028	-	5,273
Total revenues	1,326,064	149,619	(28,177)	1,447,506	1,190,487	158,600	(27,043)	1,322,044
Expenses
Loss and loss adjustment expenses	801,873	71,491	-	873,364	715,080	75,979	-	791,059
Direct and ceding commission expense	238,573	24,302	(477)	262,398	208,840	24,227	-	233,067
Other operating expenses	223,114	42,058	(22,697)	242,475	192,311	39,703	(22,043)	209,971
Acquisition-related transaction costs	4,661	-	-	4,661	437	-	-	437
Interest expense	23,702	5,003	(5,003)	23,702	24,990	5,000	(5,000)	24,990
Total expenses	1,291,923	142,854	(28,177)	1,406,600	1,141,658	144,909	(27,043)	1,259,524
Income (loss) before income taxes	34,141	6,765	-	40,906	48,829	13,691	-	62,520
Income tax expense (benefit)	6,991	(2,880)	-	4,111	15,462	4,192	-	19,654
Net income (loss)	$27,150	$9,645	$-	$36,795	$33,367	$9,499	$-	$42,866

Ratios
Net calendar year loss and LAE	67.7%	56.4%		66.6%	68.5%	53.3%		66.7%
Net underwriting expenses	34.7%	44.6%		35.6%	33.5%	41.1%		34.4%
Net Combined	102.4%	101.0%		102.2%	102.0%	94.4%		101.1%

Return on Average Equity	3.5%				4.3%

Consolidated Results of Operations

Our results of operations are discussed below in two parts, consolidated results of operations and the results of each of our three segments.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

The comparison of financial results for the three and nine months ended September 30, 2012 as compared to the same periods in the prior year were particularly affected by two items (i) severe weather events including Hurricane Irene in 2011and (ii) the reserve strengthening recorded in the second quarter of 2012. The severe weather events including Hurricane Irene increased net losses and loss adjustment expense by $60.1 million and $82.3 million for the three and nine months ended September 30, 2011. The reserve strengthening recorded in the second quarter of 2012 increased net losses and loss adjustment expense by $65.0 million. Year to year comparisons must be considered carefully because of these two events. The following discussion will note the specific influences from these two events when applicable.

Total revenues. Total revenues increased by 4.3% and 9.5%, respectively for the three and nine months ended September 30, 2012 compared to the same periods in 2011. These increases are primarily attributable to increases in earned premiums.

Premiums earned. Gross premiums earned for the three and nine months ended September 30, 2012 were $483.9 million and $1,455.7 million, respectively, and $459.2 million and $1,329.0 million for the same periods in 2011, respectively. The increase of 5.4% for the three months ended September 30, 2012 was primarily due to the earnings from the assumed reinsurance business written in later half of 2011 and 2012 in the Commercial Insurance Segment. The increase of 9.5% for the nine month period is primarily a result of increased business in Tower’s continuing programs and assumed reinsurance lines in the Commercial Insurance segment.

Ceded premiums earned increased $7.4 million to $53.2 million for the three months ended September 30, 2012 from $45.8 million in 2011. For the nine months ended September 30, 2012, ceded premiums earned were $144.6 million compared to $142.2 million for the same period in the prior year. The Company reinsures premiums written on certain of its program business through quota share treaties and purchases excess per risk and catastrophe reinsurance for all property lines.

Overall, net premiums earned increased $17.3 million and $124.3 million, respectively for the three and nine months ended September 30, 2012 compared to the same periods in 2011.

Commission and fee income. Commission and fee income, comprised of ceding commission revenue, insurance services revenue and policy billing fees, increased by $1.4 million and $0.5 million in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increases for the three and nine months ended September 30, 2012 are due to additional fees earned by our managing general agencies.

Net investment income and net realized gains (losses). For the three months ended September 30, 2012, net investment income remained relatively constant when compared with the same period in 2011. For the nine month period ended September 30, 2012, net investment income increased $1.5 million, or 1.6%, due to an increase in average cash and invested assets from the comparative period in 2011. Operating cash invested in fixed income securities in 2012 and in 2011 has been affected by an extended low interest rate environment. Investments in high-yield securities and dividend paying equity securities continue to be made to help maintain overall portfolio yield and to partially mitigate the impact of the lower interest rate environment.

For the three months ended September 30, 2012 and 2011, OTTI losses of $1.7 million and $2.8 million were primarily in the equity portfolio. Net realized investment gains for the three months ended September 30, 2012 and 2011 remained relatively constant. Net realized gains for the nine months ended September 30, 2012 increased $2.8 million on the sale of securities. These gains and losses are a function of individual securities selected for sale when cash needs arise in the ordinary course of business or when market dictates disposals pursuant to our investment policy.

Loss and loss adjustment expenses. The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 59.5% and 75.0% for the three months ended September 30, 2012 and 2011, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 60.8% and 77.6% for the three months ended September 30, 2012 and 2011, respectively. The Reciprocal Exchanges’ net loss ratio was 47.7% and 54.5% for the three months ended September 30, 2012 and 2011, respectively.

Incurred losses and LAE for the three months ended September 30, 2012 attributable to insured events of prior years were favorable by $1.1 million. Excluding the Reciprocal Exchanges, the incurred losses and LAE from prior accident years were nil. Excluding the Reciprocal Exchanges, there was net adverse loss development of $0.2 million in the Commercial Insurance segment offset by $0.2 million favorable development in the Personal Insurance segment for the three months ended September 30, 2012.

Incurred losses and LAE for the nine months ended September 30, 2012 excluding the Reciprocal Exchanges and attributable to insured events of prior years were $78.2 million, comprised of $74.2 million adverse development in Commercial Insurance and $4.0 million in Personal Insurance. Tower’s commercial business includes some programs that we acquired as part of our acquisition of Specialty Underwriters’ Alliance. Inc. (“SUA”) in 2009. Certain of these programs generated very poor loss experience and the experience got worse as time elapsed. We have discontinued all but one of these programs with respect to new premium; however, we still must run off the losses. Most of the reserve strengthening arose from the need to increase reserves on these programs.

Commission and Operating expenses. Operating expenses, which include direct and ceding commission expenses and other operating expenses, were $172.9 million for the three months ended September 30, 2012, an increase of 12.2% compared to the same period in the prior year. This increase is primarily due to: (i) increased business production, including more assumed premiums written which have a higher commission rate compared to direct premiums written, (ii) the Company’s ongoing efforts to build-out our information technology infrastructure to support our policy administration and claims processing needs, and (iii) the aforementioned charge attributable to the Munich legal settlement.

The consolidated gross underwriting expense ratio increased to 34.1% for the three months ended September 30, 2012 from 33.0% in the same period in 2011. The commission portion of the gross underwriting expense ratio increased to 18.1% for the three month period September 30, 2012 compared to 17.5% in 2011. This increase is attributed to the increase in assumed reinsurance business written, as noted above. The gross OUE ratio was 12.6% for the three months ended September 30, 2012 compared to 12.3% in the prior year. The change in the gross OUE ratio is attributable to the change in estimate for the allocation between ULAE and OUE as noted above.

For the nine months ended September 30, 2012, operating expenses were $504.9 million compared to $443.0 million for the nine months ended September 30, 2011, for an increase of $61.9 million or 14.0%. This increase is due to increased business production and our ongoing efforts to build-out our information technology infrastructure to support our policy administration and claims processing needs.

The consolidated gross underwriting expense ratio increased to 33.7% for the nine months ended September 30, 2012 from 32.6% in the same period in 2011. The commission portion of the gross underwriting expense ratio increased to 18.0% for the nine month period September 30, 2012 compared to 17.5% in 2011. This increase is attributed to the increase in assumed reinsurance business written, which charges a higher commission rate. In 2012, management revised its estimates in the allocation of operating expenses between unallocated loss adjustment expense and OUE which resulted in a greater percentage assigned to OUE. The gross OUE ratio was 12.3% for the nine months ended September 30, 2012 compared to 11.9% for the same period in the prior year.

Acquisition-related transaction costs. Acquisition-related transaction costs for the three and nine months ended September 30, 2012 were $2.7 million and $4.7 million, respectively, primarily attributed to the acquisition of our equity interest in Canopius Group and expenses associated with the Merger Option, as described on page 7. These costs were negligible for the same periods in 2011.

Interest expense. Interest expense decreased by $0.4 million and $1.3 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

Income tax expense. Tower uses the effective tax rate method in computing its interim tax provision. The effective tax rate was 27.2% and 33.3% for the three months ended September 30, 2012 and 2011, respectively. Excluding the Reciprocal exchanges, Tower’s effective tax rate was 27.1% and 31.6% for the three months ended September 30, 2012 and 2011, respectively.

In the nine months ended September 30, 2012, the income tax expense of $4.1 million includes a $7.1 million out-of-period adjustment in the first quarter of 2012 to correct the Company’s deferred income tax liability as reported at December 31, 2011. Excluding the out-of-period adjustment, the effective tax rate would have been 27.3% for the nine months ended September 30, 2012 compared to 31.4% for the same period in the prior year. Excluding the Reciprocal Exchanges and out-of-period adjustment, Tower’s effective tax rate would have been 28.0% for the nine months ended September 30, 2012 compared to 31.7% for the same period in 2011.

Net income (loss) and return on average equity. Net income/(loss) attributable to Tower Group, Inc. and annualized return on average equity were $21.6 million and 8.3% for the three months ended September 30, 2012 compared to $(16.4) million and annualized return on average equity of (6.3)% for the same period in 2011. The return on average equity is calculated by dividing annualized net income by average stockholders’ equity. Average stockholders’ equity was $1,035.9 million and $1,045.5 million at September 30, 2012 and 2011, respectively. The net income and improvement in annualized return on equity for the three months ended September 30, 2012 is primarily due to effects of Hurricane Irene which increased incurred losses in the third quarter of 2011.

Net income attributable to Tower Group, Inc. and annualized return on average equity were $27.1 million and 3.5% for the nine months ended September 30, 2012 compared to net income of $33.4 million and annualized return on average equity of 4.3% for the nine months ended September 30, 2011. The decline in net income and annualized return on equity is primarily due to reserve strengthening recorded for Tower Group, Inc. in the second quarter of 2012, which was higher than the incurred losses recorded in 2011 attributable to Hurricane Irene.

Commercial Insurance Segment Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2012	2011	Change	Percent	2012	2011	Change	Percent
Net premiums written	$286,393	$350,207	$(63,815)	-18.2%	$950,346	$896,850	$53,496	6.0%
Revenues
Net premiums earned	$296,606	$290,113	$6,493	2.2%	$932,091	$805,616	$126,475	15.7%
Ceding commission revenue	2,446	1,455	991	68.1%	6,350	10,183	(3,833)	-37.6%
Policy billing fees	1,358	1,195	163	13.6%	4,261	3,073	1,188	38.7%
Total revenue	300,410	292,763	7,647	2.6%	942,702	818,872	123,830	15.1%
Expenses
Net loss and loss adjustment expenses	180,053	221,540	(41,487)	-18.7%	662,700	552,627	110,073	19.9%
Underwriting expenses
Direct commission expenses	61,142	57,146	3,996	7.0%	183,230	157,394	25,836	16.4%
Other underwriting expenses	45,213	39,854	5,359	13.4%	140,875	113,467	27,408	24.2%
Total underwriting expenses	106,355	97,000	9,355	9.6%	324,105	270,861	53,244	19.7%
Underwriting profit (loss)	$14,002	$(25,777)	$39,779	-154.3%	$(44,103)	$(4,616)	$(39,487)	NM

Ratios
Net calendar year loss and LAE	60.7%	76.4%			71.1%	68.6%
Net underwriting expenses	34.6%	32.5%			33.6%	32.0%
Net combined	95.3%	108.9%			104.7%	100.6%

Commercial Insurance Segment Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Premiums. Gross premiums written for the three months ended September 30, 2012 were $312.0 million compared to $366.7 million during the same period in 2011. The decrease in the three months ended September 30, 2012 of $54.7 million is primarily attributable to the non renewal of one program that generated $51.7 million of gross written premium in the third quarter in 2011. Gross premiums earned were $322.6 million for the three month period ended September 30, 2012 as compared to $310.0 million during the same period in 2011. The increase in gross premiums earned is a result of the increased writings in our assumed reinsurance over the last twelve months.

Gross premiums written for the nine months ended September 30, 2012 were $1,018.7 million compared to $945.6 million during the same period in 2011. The increase in the nine months ended September 30, 2012 of $72.49 million is primarily attributed to growth in assumed reinsurance which accounted for $84.8 million compared to the same period in 2011. Gross premiums earned were $997.2 million for the nine month period ended September 30, 2012 as compared to $872.6 million during the same period in 2011.

Ceded premiums written for the three months ended September 30, 2012 increased to $25.6 million from $16.5 million for the three months ended September 30, 2011. The Company reinsures through quota share treaties premiums written on certain of its program business. In addition, we also purchase excess per risk and catastrophe reinsurance for all property lines. Ceded earned premiums were $26.0 million and $19.9 million for the three month periods ended September 30, 2012 and 2011, respectively. The increase in ceded premiums in 2012 is attributable primarily to increased written premiums on certain program business which is then reinsured through the quota share treaties. In addition, the Company’s catastrophe reinsurance premiums increased in 2012 compared to 2011.

Ceded premiums written for the nine months ended September 30, 2012 were $68.4 million compared to $48.8 million for the nine months ended September 30, 2011. Ceded premiums earned were $65.1 million compared to $66.9 million for the nine month periods ended September 30, 2012. The Company reinsures through quota share treaties premiums written on certain of its program business. In addition, we also purchase excess per risk and catastrophe reinsurance for all property lines. The increase in ceded premiums in 2012 is attributable primarily to increased written premiums on certain program business which is then reinsured through the quota share treaties. In addition, the Company’s catastrophe reinsurance premiums increased in 2012 compared to 2011.

Net premiums written for the three months ended September 30, 2012 decreased $63.8 million and net premiums earned for the three months ended September 30, 2012 increased $6.5 million compared to the same periods in 2011. These changes are attributed to the gross and ceded premium changes discussed above.

Net premiums written and earned for the nine months ended September 30, 2012 increased $53.5 million and $126.5 compared to the same periods in 2011. These changes are attributed to the gross and ceded premium changes discussed above.

Our renewal retention rate excluding programs was 83.7% and 79.5% for the three and nine months ended September 30, 2012 compared to 76.8% and 76.3% during the same periods in 2011 as we saw a better pricing environment in 2012. Premiums on renewed commercial business, other than programs, increased 4.0% and 3.2% for the three and nine months ended September 30, 2012. Excluding programs, policies-in-force for our commercial business, which is predominantly small business, decreased 9.6% as of September 30, 2012.

Ceding commission revenue. Ceding commission revenue increased for the three months ended September 30, 2012 by $1.0 million compared to the same period in 2011. The increase was a result of increased premium on programs with specific quota share reinsurance. We also recognized a change in loss ratio on a prior year’s quota share treaty which reduced ceding commission revenue by $1.8 million during the three month period ended September 30, 2012 compared to $2.0 million during the same period in 2011.

Ceding commission revenue decreased for the nine months ended September 30, 2012 by $3.8 million compared to the same period in 2011, primarily due to a change in loss ratio on a prior year’s quota share treaty which reduced ceding commission revenue by $4.2 million during the nine month period ended September 30, 2012 compared to $1.1 million charge attributable to the change in loss ratio for the same quota share treaty in the nine month period ended September 30, 2011.

Net loss and loss adjustment expenses. The net calendar year loss ratios were 60.7% and 76.4% for the three months ended September 30, 2012 and 2011, respectively. The accident year loss ratios for the three months ended September 30, 2012 and 2011 were 60.6% and 68.3%, respectively.

In the three month period ended September 30, 2011, the Company incurred net losses of $32.5 million relating to Hurricane Irene and other severe weather events. Excluding the effects of these storms, the net loss ratio would have been 65.2% for the three months ended September 30, 2011.

The net calendar year loss ratios were 71.1% and 68.6% for the nine months ended September 30, 2012 and 2011, respectively. The accident year loss ratios for the nine months ended September 30, 2012 and 2011 were 63.1% and 64.0%, respectively.

Management’s estimates of prior years’ loss and loss expenses increased $74.0 million for the nine months ended September 30, 2012. This increase in prior accident year loss and loss expense was the result of a comprehensive review of its loss reserves completed in the second quarter of 2012 and an analysis of recent loss emergence that occurred during the second quarter.

The reserve strengthening related primarily to unfavorable development in the company’s Commercial Insurance segment arising from changes in estimated ultimate losses for accident years 2011 and prior. During the second quarter Tower conducted detailed reserve studies for all lines using loss data through the first quarter of 2012 as well as reported claims during the second quarter, including analysis of the source of unusually high reported loss emergence for certain casualty lines, primarily workers’ compensation and commercial automobile, observed during the first quarter of 2012. The increase in prior accident year ultimate loss and loss expense was largely comprised of $39 million in workers compensation and $22 million in commercial automobile liability. The reserve development was attributable mostly to programs, many of which are terminated and in runoff.

The Commercial Insurance segment incurred losses included $41.6 million relating to Hurricane Irene and other severe storms during the nine month period ending September 30, 2011.

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, increased by $9.4 million and $53.2 million, or 9.6% and 19.7%, for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The net underwriting expense ratio increased 2.1 and 1.6 percentage points for the three and nine months ended September 30, 2012 from 2011.

The gross underwriting expense ratio was 32.5% and 32.1% for the three and nine months ended September 30, 2012 compared to 30.9% and 30.7% in the same periods in 2011. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 19.0% and 18.4% for the three and nine months ended September 30, 2012 compared to 18.4% and 18.0% for the same periods in 2011. The increase is primarily due to the assumed reinsurance business which has a higher commission ratio. The OUE ratio, including BB&T, was 13.6% and 13.7% for the three and nine months ended September 30, 2012 compared to 12.5% and 12.7% for the same periods in 2011. The increase in the OUE ratio is primarily a result of ongoing efforts by us to build-out our information technology infrastructure to support our policy administration and claims processing needs.

Underwriting loss and combined ratio. Commercial Insurance segment underwriting profit increased $39.8 million and the combined ratio improved by 13.6 percentage points for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The improvement in the combined ratio is directly attributable to Hurricane Irene and other severe storms in the prior year. The Company recorded $32.5 million of net incurred losses for the three month period ended September 30, 2012 relating to these storms.

Underwriting profit decreased $39.5 million and the combined ratio increased 4.1 percentage points from the nine months ended September 30, 2011 to September 30, 2012. The increase in the combined ratio for the nine months ended September 30, 2012 resulted primarily from the $74.0 million reserve strengthening the Company recorded in the first and second quarters of 2012. In the nine month period ended September 30, 2011, the Company recorded $41.6 million in catastrophe and other severe storm losses. In addition, as discussed above, the Commercial Segment expense ratio increased by 1.6 percentage points from 2011 to 2012.

Personal Insurance Segment Results of Operations

	Three Months Ended September 30,
	2012			2011
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Change	Percent
Net premiums written	$96,262	$41,831	$138,093	$73,605	$44,891	$118,496	$19,597	16.5%
Revenues
Net premiums earned	$91,484	$42,623	$134,107	$76,761	$46,573	$123,334	$10,773	8.7%
Ceding commission revenue	2,067	3,190	5,257	3,501	2,011	5,512	(255)	-4.6%
Policy billing fees	1,622	153	1,775	1,493	142	1,635	140	8.6%
Total revenue	95,173	45,966	141,139	81,755	48,726	130,481	10,658	8.2%
Expenses
Net loss and loss adjustment expenses	55,729	20,314	76,043	63,122	25,375	88,497	(12,454)	-14.1%
Underwriting expenses
Direct commission expenses	18,018	8,367	26,385	15,816	7,188	23,004	3,381	14.7%
Other underwriting expenses	20,714	14,513	35,227	21,166	13,030	34,196	1,031	3.0%
Total underwriting expenses	38,732	22,880	61,612	36,982	20,218	57,200	4,412	7.7%
Underwriting profit (loss)	$712	$2,772	$3,484	$(18,349)	$3,133	$(15,216)	$18,700	-122.9%

Ratios
Net calendar year loss and LAE	60.9%	47.7%	56.7%	82.2%	54.5%	71.8%
Net underwriting expenses	38.3%	45.8%	40.7%	41.7%	38.8%	40.6%
Net combined	99.2%	93.5%	97.4%	123.9%	93.3%	112.4%

Personal Insurance Segment Results of Operations (continued)

	Nine Months Ended September 30,
	2012			2011
($ in millions)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Change	Percent
Net premiums written	$261,513	$124,544	$386,057	$230,218	$130,649	$360,867	25,190	7.0%
Revenues
Net premiums earned	$252,280	$126,653	$378,933	$238,585	$142,571	$381,156	(2,223)	-0.6%
Ceding commission revenue	7,096	9,500	16,596	10,715	4,905	15,620	976	6.2%
Policy billing fees	4,592	414	5,006	4,161	433	4,594	412	9.0%
Total revenue	263,968	136,567	400,535	253,461	147,909	401,370	(835)	-0.2%
Expenses
Net loss and loss adjustment expenses	139,173	71,491	210,664	162,453	75,979	238,432	(27,768)	-11.6%
Underwriting expenses
Direct commission expenses	54,866	24,302	79,168	51,445	24,227	75,672	3,496	4.6%
Other underwriting expenses	53,844	42,057	95,901	55,348	39,703	95,051	850	0.9%
Total underwriting expenses	108,710	66,359	175,069	106,793	63,930	170,723	4,346	2.5%
Underwriting profit (loss)	$16,085	$(1,283)	$14,802	$(15,785)	$8,000	$(7,785)	$22,587	-290.1%

Ratios
Net calendar year loss and LAE	55.2%	56.4%	55.6%	68.1%	53.3%	62.6%
Net underwriting expenses	38.5%	44.6%	40.5%	38.5%	41.1%	39.5%
Net combined	93.7%	101.0%	96.1%	106.6%	94.4%	102.1%

Personal Insurance Segment Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Premiums. Gross premiums written for the three months ended September 30, 2012 were $172.9 million compared to $152.4 million in 2011, an increase of $20.5 million, or 13.5%. Gross premiums earned increased $12.2 million to $161.4 million for the three months ended September 30, 2012 from $149.2 million for the same period in the prior year. This increase is primarily attributed to an increase in homeowners business offset by a decline in mono-line automobile policies.

Gross premiums written for the nine months ended September 30, 2012 were $471.1 million compared to $431.0 million in 2011, for an increase of $40.1 million, or 9.3%. This increase is attributed to the acquisition of personal lines renewal rights resulting in $20.0 million of written premium in the second and third quarter of 2012 and an increase in homeowners business offset by a decline in mono-line automobile policies. Gross premiums earned increased $2.1 million to $458.5 million for the nine months ended September 30, 2012 from $456.4 million for the same period in 2011. This increase is due primarily to the renewal rights premiums and increase in homeowners business discussed above offset by a decline in mono-line automobile policies.

Ceded premiums written for the three months ended September 30, 2012 were $34.8 million, an increase of $0.9 million compared to $33.9 million in 2011. The Company reinsures a portion of its homeowners and umbrella business through quota share reinsurance treaties. The Company also purchased catastrophe reinsurance for certain property business. The increase in 2012 is attributed to increasing the percentage of business ceded pursuant to the homeowners quota share treaty. Ceded premiums earned increased $1.4 million to $27.3 million for the three months ended September 30, 2012 from $25.9 million for the same period in the prior year.

Ceded premiums written for the nine months ended September 30, 2012 were $85.0 million, an increase of $14.8 million compared to $70.2 million in 2011. The Company reinsures the majority of its homeowners and umbrella business through quota share reinsurance treaties. The Company also purchased catastrophe reinsurance for certain property business. The increase in 2012 is attributed to increasing the percentage of business ceded pursuant to the homeowners quota share treaty. Ceded premiums earned increased $4.3 million to $79.6 million for the nine months ended September 30, 2012 from $75.3 million for the same period in the prior year.

Net premiums written for the three and nine months ended September 30, 2012 increased $19.6 million and $25.2 million compared to the same periods in 2011. Net premiums earned for the three months ended September 30, 2012 increased $10.8 million and decreased $2.2 million for the nine months ended September 30, 2012 compared to the same periods in 2011. These changes are attributed to the gross and ceded premium changes discussed above.

Our personal lines renewal retention was 88.9% and 89.8% for the three months ended September 30, 2012 and 2011, respectively. Personal lines renewal retention was 89.4% and 84.6% for the nine months ended September 30, 2012 and 2011, respectively. Written premiums on renewed business increased by 4.5% and 3.4% during the three and nine months ended September 30, 2012, respectively. Policies-in-force decreased 2.1% from December 31, 2011 to September 30, 2012.

Ceding commission revenue. Ceding commission revenue remained stable from the three and nine months ended September 30, 2011 to the three months ended September 30, 2012, increasing only $0.3 million and $1.0 million, respectively.

Net loss and loss adjustment expenses. For Personal Insurance, the net calendar year loss ratios were 56.7% and 71.8% for the three months ended September 30, 2012 and 2011, respectively. The accident year loss ratios for the three months ended September 30, 2012 and 2011 were 57.6% and 103.8%, respectively. The net calendar year loss ratios were 55.6% and 62.6% for the nine months ended September 30, 2012 and 2011, respectively. The accident year loss ratios for the nine months ended September 30, 2012 and 2011 were 56.5% and 77.3%, respectively. Estimates of prior accident year loss and loss expenses decreased by $1.3 million and $3.2 million for the three and nine months ended September 30, 2012, respectively.

For Tower personal lines, excluding the Reciprocal Exchanges, the net calendar year loss ratios were 60.9% and 82.2% for the three months ended September 30, 2012 and 2011, respectively. The accident year loss ratios for the three months ended September 30, 2012 and 2011 were 61.1% and 100.2%, respectively. The net calendar year loss ratios were 55.2% and 68.1% for the nine months ended September 30, 2012 and 2011, respectively. The accident year loss ratios for the nine months ended September 30, 2012 and 2011 were 53.6% and 76.3%, respectively. There was net adverse loss development of $4.0 million for the nine months ended September 30, 2012, and net favorable development of $0.2 million for the three months ended September 30, 2012. The adverse development for the nine months ended September 30, 2012 was comprised primarily of $3.6 million in Homeowners, and $0.3 million in Private Passenger Automobile. In the three and nine month periods ended September 30, 2011, the Company recorded $27.6 million and $40.7 million of incurred losses relating to Hurricane Irene and other severe storms.

The Reciprocal Exchanges’ net calendar year loss ratios were 47.7% and 54.5% for the three months ended September 30, 2012 and 2011, respectively. The accident year loss ratios for the three months ended September 30, 2012 and 2011 were 50.2% and 92.8%, respectively. The net calendar year loss ratios were 56.4% and 53.3% for the nine months ended September 30, 2012 and 2011, respectively. The accident year loss ratios for the nine months ended September 30, 2012 and 2011 were 62.2% and 73.4%, respectively. Estimates of prior accident year loss and loss adjustment expenses decreased by $1.0 million and $7.3 million for the three and nine months ended September 30, 2012, respectively.

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, increased $4.4 million and $4.4 million, or 7.7% and 2.5%, for the three and nine months ended ending September 30, 2012, respectively, compared to the same periods in 2011. The net underwriting expense ratio increased 0.1 percentage points in the three month period ended September 30, 2011 compared to the same period in 2012. The net underwriting expense ratio increased 1.0 percentage points from the nine month period ended September 30, 2011 to 2012.

The gross underwriting expense ratio was 37.1% and 37.2% for the three months ended September 30, 2012 and 2011, respectively. The commission portion of the gross underwriting expense ratio was 16.4% and 15.4% for the three months ended September 30, 2012 and 2011, respectively. The gross OUE ratio, which includes BB&T, was 20.7% and 21.8% for the three months ended September 30, 2012 and 2011, respectively.

The gross underwriting expense ratio was 37.1% and 36.4% for the nine months ended September 30, 2012 and 2011, respectively. The commission portion of the gross underwriting expense ratio was 17.3% and 16.6% for the nine months ended September 30, 2012 and 2011, respectively. The gross OUE ratio, which includes BB&T, was 19.8% and 19.8% for the nine months ended September 30, 2012 and 2011, respectively.

Underwriting profit and combined ratio. Personal Insurance segment underwriting profit improved $18.7 million and the combined ratio improved by 15.0 percentage points for the three months ended September 30, 2012 compared to the same period in 2011 as a result of the improved net loss ratio. The improvement in the net loss ratio is directly attributable to Hurricane Irene and other severe storms in the prior year. The Company recorded $27.6 million of net incurred losses for the three month period ended September 30, 2012 relating to these storms.

Underwriting profit improved $22.6 million and the combined ratio improved 6.0 percentage points from the nine months ended September 30, 2011 to September 30, 2012 as a result of an improved net loss ratio offset by a slightly worse net expense ratio. The net loss ratio improvement is due to the Company recording $27.6 million of incurred losses attributable to Hurricane Irene and other severe storms for the nine month period ended September 30, 2011.

Insurance Services Segment Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2012	2011	Change	Percent	2012	2011	Change	Percent
Revenue
Management fee income	$7,870	$7,644	$226	3.0%	$22,697	$22,043	$654	3.0%
Other revenue	808	413	395	95.6%	2,664	942	1,722	182.8%
Total revenue	8,678	8,057	621	7.7%	25,361	22,985	2,376	10.3%
Expenses					-
Other expenses	9,578	4,986	4,592	92.1%	19,120	15,004	4,116	27.4%
Total expenses	9,578	4,986	4,592	92.1%	19,120	15,004	4,116	27.4%

Insurance services pre-tax income (loss)	$(900)	$3,071	$(3,971)	-129.3%	$6,241	$7,981	$(1,740)	-21.8%
NM is shown where percentage change exceeds 500%

Insurance Services Segment Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Total revenue. Total revenues for the three months ended September 30, 2012 increased $.6 million, or 7.7%, from the Insurance Services revenues compared to the same period in the prior year. This increase is primarily related to certain fee income earned by our managing general agencies for business placed with other insurers. The management fee income for the nine months ended September 30, 2012 was consistent with the revenues earned for the nine months ended September 30, 2011.

Total expenses. Insurance Services segment expenses for the three and nine months ended September 30, 2012 increased by $4.6 million and $4.1 million, respectively, compared to the expenses for the same period ended September 30, 2011. The increase is primarily due to a settlement reached with Munich Reinsurance America, Inc. (“Munich”) to resolve a legal action commenced by Munich in 2009. See Legal Proceedings for additional details on the settlement.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of September 30, 2012 and December 31, 2011:

	Cost or	Gross	Gross Unrealized Losses			% of
($ in thousands)	Amortized Cost	Unrealized Gains	Less than 12 Months	More than 12 Months	Fair Value	Fair Value
September 30, 2012
U.S. Treasury securities	$114,209	$1,636	$(1)	$-	$115,844	4.5%
U.S. Agency securities	74,623	4,474	-	-	79,097	3.1%
Municipal bonds	739,201	65,028	(37)	-	804,192	31.2%
Corporate and other bonds	700,181	55,571	(875)	(54)	754,823	29.4%
Commercial, residential and asset-backed securities	628,197	54,904	(91)	(118)	682,892	26.6%
Total fixed-maturity securities	2,256,411	181,613	(1,004)	(172)	2,436,848	94.8%
Equity securities	126,483	4,584	(1,570)	(229)	129,268	5.0%
Short-term investments	4,748	-	-	-	4,748	0.2%
Total, September 30, 2012	$2,387,642	$186,197	$(2,574)	$(401)	$2,570,864	100.0%
Tower	$2,104,711	$160,051	$(2,348)	$(376)	$2,262,038
Reciprocal Exchanges	282,931	26,146	(226)	(25)	308,826
Total, September 30, 2012	$2,387,642	$186,197	$(2,574)	$(401)	$2,570,864
December 31, 2011
U.S. Treasury securities	$154,430	$1,725	$(13)	$-	$156,142	6.1%
U.S. Agency securities	114,411	2,779	-	-	117,190	4.6%
Municipal bonds	688,192	48,777	(255)	-	736,714	29.0%
Corporate and other bonds	750,220	34,466	(6,813)	(150)	777,723	30.6%
Commercial, residential and asset-backed securities	627,859	42,167	(3,529)	(592)	665,905	26.2%
Total fixed-maturity securities	2,335,112	129,914	(10,610)	(742)	2,453,674	96.5%
Equity securities	93,034	1,395	(4,838)	(246)	89,345	3.5%
Total	$2,428,146	$131,309	$(15,448)	$(988)	$2,543,019	100.0%
Tower	$2,138,001	$118,173	$(14,160)	$(915)	$2,241,099
Reciprocal Exchanges	290,145	13,136	(1,288)	(73)	301,920
Total, December 31, 2011	$2,428,146	$131,309	$(15,448)	$(988)	$2,543,019

Credit Rating of Fixed-Maturity Securities

The average credit rating of our fixed-maturity securities, using ratings assigned to securities by Standard & Poor’s, was A+ at September 30, 2012 and December 31, 2011. The following table shows the ratings distribution of our fixed-maturity portfolio:

	Tower		Reciprocal Exchanges
($ in thousands)	Fair Value	Percentage of Fair Value	Fair Value	Percentage of Fair Value
September 30, 2012
Rating
U.S. Treasury securities	$109,456	5.1%	$6,388	2.1%
AAA	185,581	8.7%	48,202	15.9%
AA	946,195	44.4%	91,981	30.3%
A	446,460	20.9%	99,334	32.8%
BBB	199,003	9.3%	25,347	8.4%
Below BBB	246,982	11.6%	31,919	10.5%
Total	$2,133,677	100.0%	$303,171	100.0%
December 31, 2011
Rating
U.S. Treasury securities	$151,621	7.0%	$4,521	1.5%
AAA	189,431	8.8%	49,316	16.4%
AA	930,436	43.3%	98,017	32.8%
A	459,353	21.3%	105,696	35.2%
BBB	208,552	9.7%	12,728	4.2%
Below BBB	214,227	9.9%	29,776	9.9%
Total	$2,153,620	100.0%	$300,054	100.0%

Fixed-Maturity Investments with Third Party Guarantees

At September 30, 2012, $212.9 million of our municipal bonds, at fair value, were guaranteed by third parties from a total of $2.4 billion, at fair value, of all fixed-maturity securities held by us. The amount of securities guaranteed by third parties along with the credit rating with and without the guarantee is as follows:

($ in thousands)	With Guarantee	Without Guarantee
AA	$163,098	$145,324
A	40,746	56,365
BBB	9,069	3,413
BB	-	3,098
No underlying rating	-	4,713
Total	$212,913	212,913
Tower	$207,385	$207,385
Reciprocal Exchanges	5,528	5,528
Total	$212,913	$212,913

The guaranteed securities, by guarantor, are as follows:

($ in thousands)	Guaranteed Amount	Percent of Total
National Public Finance Guarantee Corp	$81,131	38.1%
Assured Guaranty Municipal Corp	78,626	36.9%
Ambac Financial Corp	37,639	17.7%
Berkshire Hathaway Assurance Corp	6,818	3.2%
Others	8,699	4.1%
Total	$212,913	100.0%
Tower	$207,385	97.4%
Reciprocal Exchanges	5,528	2.6%
Total	$212,913	100.0%

Municipal Bonds

As of September 30, 2012, our municipal bonds consisted of state general obligations, municipal general obligations and special revenue bonds. Municipal bonds by state at September 30, 2012 are as follows:

	State General		Municipal General		Special
	Obligations		Obligations		Revenue Bonds		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Texas	$22,065	$23,848	$8,540	$9,424	$92,861	$102,123	$123,466	$135,395
New York	11,535	12,672	7,743	8,376	66,066	72,335	85,344	93,383
Florida	7,596	8,327	1,800	1,799	35,298	38,974	44,694	49,100
Washington	19,041	20,795	7,585	7,995	13,717	14,875	40,343	43,665
California	11,872	13,202	6,068	6,405	14,194	15,673	32,134	35,280
Arizona	4,862	5,475	-	-	26,709	28,818	31,571	34,293
Massachusetts	2,966	3,369	255	264	25,635	27,823	28,856	31,456
Indiana	-	-	1,005	1,011	27,285	29,973	28,290	30,984
Illinois	10,691	11,662	3,350	3,665	10,782	12,017	24,823	27,344
Wisconsin	14,809	15,371	5,184	5,663	5,333	6,194	25,326	27,228
Other	58,848	62,455	32,075	34,358	183,431	199,251	274,354	296,064
Total	$164,285	$177,176	$73,605	$78,960	$501,311	$548,056	$739,201	$804,192

No one jurisdiction within “Other” in the table above exceeded 3% of the total fair value of municipal bonds. As of September 30, 2012, the special revenue bonds are supported primarily by water and sewer utilities, electric utilities, college revenues and highway tolls.

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

As of September 30, 2012, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.

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

The ability to observe stable prices and inputs may be reduced for highly-customized and illiquid instruments which had been the case for certain non-agency residential and commercial mortgage-backed securities and asset-backed securities in previous periods. At September 30, 2012, two securities included in other invested assets were priced in Level 3 with a fair value of $25.0 million.

As more fully described in “Note 5 – Investments” to our consolidated financial statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position, including but not limited to residential and commercial mortgage-backed securities, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment.

“Note 6 – Fair Value Measurements” to the consolidated financial statements provides a description of the valuation methodology utilized to value Level 3 assets, how the valuation methodology is validated and an analysis of the change in fair value of Level 3 assets. As of September 30, 2012, the fair value of Tower Level 3 assets as a percentage of Tower’s total assets carried at fair value was as follows (the Reciprocal Exchanges had no Level 3 assets):

($ in thousands)	Assets Carried at Fair Value at September 30, 2012	Fair Value of Level 3 Assets	Level 3 Assets as a Percentage of Total Assets Carried at Fair Value
Fixed-maturity investments	$2,436,848	$-	0%
Equity investments	129,268	-	0%
Short-term investments	4,748	-	0%
Total investments available for sale	$2,570,864	$-	0%
Other invested assets	25,000	25,000	100%
Cash and cash equivalents	179,414	-	0%
Total	$2,775,278	$25,000	0.9%

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

The following table presents information regarding our invested assets that were in an unrealized loss position at September 30, 2012 and December 31, 2011 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Aggregate	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
September 30, 2012
U.S. Treasury securities	$4,195	$(1)	$-	$-	$4,195	$(1)
Municipal bonds	6,003	(37)	500	-	6,503	(37)
Corporate and other bonds
Finance	8,298	(147)	786	(13)	9,084	(160)
Industrial	27,579	(708)	3,785	(41)	31,364	(749)
Utilities	7,053	(21)	6	-	7,059	(21)
Commercial mortgage-backed securities	888	(10)	132	-	1,020	(10)
Residential mortgage-backed securities
Agency backed	21,499	(79)	22	-	21,521	(79)
Non-agency backed	-	-	749	(28)	749	(28)
Asset-backed securities	1,499	(1)	4,145	(90)	5,644	(91)
Total fixed-maturity securities	77,014	(1,004)	10,125	(172)	87,139	(1,176)
Preferred stocks	10,030	(95)	5,530	(229)	15,560	(324)
Common stocks	39,724	(1,475)	-	-	39,724	(1,475)
Total, September 30, 2012	$126,768	$(2,574)	$15,655	$(401)	$142,423	$(2,975)
Tower	$118,809	$(2,348)	$14,950	$(376)	$133,759	$(2,724)
Reciprocal Exchanges	7,959	(226)	705	(25)	8,664	(251)
Total, September 30, 2012	$126,768	$(2,574)	$15,655	$(401)	$142,423	$(2,975)

December 31, 2011
U.S. Treasury securities	$92,001	$(13)	$-	$-	$92,001	$(13)
Municipal bonds	13,449	(255)	-	-	13,449	(255)
Corporate and other bonds
Finance	138,986	(4,610)	251	(5)	139,237	(4,615)
Industrial	57,357	(2,141)	3,519	(146)	60,876	(2,287)
Utilities	1,902	(61)	-	-	1,902	(61)
Commercial mortgage-backed securities	26,130	(2,564)	-	-	26,130	(2,564)
Residential mortgage-backed securities
Agency backed	19	(1)	12	-	31	(1)
Non-agency backed	13,294	(318)	4,609	(583)	17,903	(901)
Asset-backed securities	29,624	(647)	610	(8)	30,234	(655)
Total fixed-maturity securities	372,762	(10,610)	9,001	(742)	381,763	(11,352)
Preferred stocks	17,773	(644)	1,303	(246)	19,076	(890)
Common stocks	44,132	(4,194)	-	-	44,132	(4,194)
Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)
Tower	$398,989	$(14,160)	$8,264	$(915)	$407,253	$(15,075)
Reciprocal Exchanges	35,678	(1,288)	2,040	(73)	37,718	(1,361)
Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

The following table shows the fair value, unrealized loss amount and percentage below amortized cost and the ratio of fair value by security rating as of September 30, 2012:

		Unrealized Loss
			Percent of	Fair Value by Security Rating
	Fair		Amortized					BB or
($ in thousands)	Value	Amount	Cost	AAA	AA	A	BBB	Lower
U.S. Treasury securities	$4,195	$(1)	0%	0%	100%	0%	0%	0%
Municipal bonds	6,503	(37)	-1%	18%	73%	1%	8%	0%
Corporate and other bonds	47,507	(930)	-2%	0%	0%	12%	9%	79%
Commercial mortgage-backed securities	1,020	(10)	-1%	100%	0%	0%	0%	0%
Residential mortgage-backed securities	22,270	(107)	-1%	2%	97%	0%	0%	1%
Asset-backed securities	5,644	(91)	-2%	27%	73%	0%	0%	0%
Equities	55,284	(1,799)	-4%	NR

NR indicates that equity securities are not rated

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

As of September 30, 2012, the amount of distributions that our Insurance Subsidiaries could pay to Tower without approval of their domiciliary Insurance Departments was $22.1 million. In addition, we can return capital of $48.9 million from CastlePoint Re without permission from the Bermuda Monetary Authority. During the nine months ended September 30, 2012, $14.0 million in dividends were paid from the Insurance Subsidiaries. CastlePoint Re made $2.5 million of payments to the Holding Company during the nine month period ended September 30, 2012.

The management companies are not subject to any statutory limitations on their dividends to the Holding Company. The management companies paid no dividends to the Holding Company during the nine month period ended September 30, 2012.

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

	September 30,	December 31,
(in thousands, except per share data)	2012	2011
Calculation of book value per common share:
Tower Group, Inc. stockholders’ equity	$1,054,981	$1,034,142
Common shares outstanding	38,377	39,221
Book value per common share	$27.49	$26.37

Capital

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At September 30, 2012 and December 31, 2011, our capital resources were as follows:

	September 30,	December 31,
($ in thousands)	2012	2011
Outstanding under credit facility	$70,000	$50,000
Convertible Senior Notes	143,947	141,843
Subordinated debentures	235,058	235,058
Tower Group, Inc. stockholders’ equity	1,054,981	1,034,142
Total capitalization	$1,503,986	$1,461,043
Ratio of debt to total capitalization	29.9%	29.2%

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

As part of Tower’s capital management strategy, the Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. The timing and amount of purchases under the programs depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. For the three and nine months ended September 30, 2012, no shares and 1.1 million shares of common stock, respectively, were purchased under this program. As of September 30, 2012, $26.4 million remained available for future share repurchases under the new program.

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

Stock Based Compensation Expense

The actual restricted stock expense that the Company has incurred for the nine months ended September 30, 2012 and the future restricted stock expense that the Company expects to incur for grants made as of September 30, 2012 assuming no forfeitures is shown in the table below:

(in $ thousands)	Restricted Stock Expense Before Tax	Tax Benefit	Restricted Stock Expense After Tax
2012
First Quarter (1)	$2,253	$(789)	$1,464
Second Quarter (1)	2,360	(826)	1,534
Third Quarter (1)	2,378	(832)	1,546
Fourth Quarter (2)	2,279	(798)	1,481
Subtotal - 2012	9,270	(3,245)	6,025
2013 (2)
First Quarter	1,971	(690)	1,281
Second Quarter	1,266	(443)	823
Third Quarter	1,272	(445)	827
Fourth Quarter	1,262	(442)	820
Subtotal - 2013	5,771	(2,020)	3,751
2014 (2)	3,777	(1,322)	2,455
2015 (2)	2,165	(758)	1,407
2016 (2)	450	(158)	292
2017 (2)	30	(11)	19
Total actual and expected future restricted stock expense	$21,463	$(7,514)	$13,949

(1)	Actual expense incurred
(2)	Expected restricted stock expense to be incurred

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Nine Months Ended September 30,
($ in thousands)	2012	2011
Cash provided by (used in):
Operating activities	$126,596	$123,979
Investing activities	(36,447)	(91,435)
Financing activities	(24,833)	(25,236)
Net increase (decrease) in cash and cash equivalents	65,316	7,308
Cash and cash equivalents, beginning of year	114,098	140,221
Cash and cash equivalents, end of period	$179,414	$147,529

Comparison of Nine Months Ended September 30, 2012 and 2011

For the nine months ended September 30, 2012, net cash inflows provided by operating activities were $126.6 million compared to $124.0 million for 2011. The operating cash flow for the nine months ended September 30, 2012 is largely unchanged.

Net cash flows used in investing activities were $36.5 million for the nine months ended September 30, 2012 compared to $91.4 million used for the nine months ended September 30, 2011. The reduction in cash flows used in investing activities in 2012 is due to the Company keeping more liquidity in its cash and investment portfolio. Accordingly, the Company had increase in cash and cash equivalents for the nine months ended September 30, 2012 of $65.3 million.

The net cash flows used in financing activities for the nine months ended September 30, 2012 are primarily the result of use of cash for dividends of $21.9 million and the repurchase of common stock of $21.0 million, offset by increased borrowings on our credit facility of $20.0 million. In 2011, we used cash for the repurchase of common stock and dividend payments of $50.4 million and $20.5 million, respectively.

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

The insurance subsidiaries are required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from total assets. The NAIC maintains risk-based capital (“RBC”) requirements for property and casualty insurance companies. RBC is a formula that attempts to evaluate the adequacy of statutory capital and surplus in relation to investments and insurance risks. The formula is designed to allow the state Insurance Departments to identify potential weakly capitalized companies. Under the formula, a company determines its risk-based capital by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). Applying the RBC requirements as of September 30, 2012, the insurance subsidiaries’ risk-based capital exceeded the minimum level that would trigger regulatory attention.

Inflation

Property and casualty loss and loss adjustment expense reserves are established before we know the amount of losses and LAE or the extent to which inflation may affect such amounts. We attempt to anticipate the potential impact of inflation in establishing our loss and LAE reserves. Inflation in excess of the levels we have assumed could cause loss and LAE to be higher than we anticipated.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities, although conditions affecting particular asset classes (such as conditions in the commercial and housing markets that affect commercial and residential mortgage-backed securities) can also be significant sources of market risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed-maturity securities as of September 30, 2012 was $2.4 billion.

For fixed-maturity securities, short-term liquidity needs and potential liquidity needs for our business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates as discussed more fully below under sensitivity analysis.

As of September 30, 2012, we had a total of $204.2 million of outstanding floating rate subordinated debentures underlying our trust preferred securities issued by the statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. An additional $30.9 million of subordinated debentures will convert from fixed rate to floating rate in 2012. In order to reduce the interest rate risk on the subordinated debentures, the Company has effective interest rate swap contracts with Keybank National Association that are designed to convert $160.0 million of these outstanding borrowings from their respective floating rates to fixed rates ranging from 5.1% to 5.9%. These swaps mature in 2015. Another $30.0 million of interest rate swap contracts will become effective in December 2012.

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

In this sensitivity analysis model, we use fair values to measure our potential loss. The sensitivity analysis model includes fixed-maturities and preferred stocks.

For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is generally less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of September 30, 2012.

The following table summarizes the estimated change in fair value on our fixed-maturity portfolio including preferred stocks based on specific changes in interest rates as of September 30, 2012:

Change in interest rate	Estimated Increase (Decrease) in Fair Value (in thousands)	Estimated Percentage Increase (Decrease) in Fair Value
300 basis point rise	$(355,000)	-14.4%
200 basis point rise	(239,464)	-9.7%
100 basis point rise	(118,498)	-4.8%
As of 9/30/12	-	0.0%
100 basis point decline	112,326	4.6%

The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $118.5 million or (4.8%) based on a 100 basis point increase in interest rates as of September 30, 2012. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed-maturity investments.

Interest expense would also be affected by a hypothetical change in interest rates. As of September 30, 2012, we had $204.2 million of floating rate debt obligations, of which $160.0 million are hedged through our interest rate swaps. A 100 basis point increase in interest rates would increase annual interest expense by $0.4 million, a 200 basis point increase would increase interest expense by $0.9 million, and a 300 basis point increase would increase interest expense by $1.3 million on the $44.2 million of non-hedged floating rate debt obligations.

With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be an adjustment to amortization for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage-backed securities holdings had been purchased at significant discounts or premiums to par value. As of September 30, 2012, the par value of our residential mortgage-backed securities holdings was $329.6 million and the amortized cost of our residential mortgage-backed securities holdings was $350.0 million. This equates to an average price of 106.2% of par, thus an adjustment in accordance with this GAAP guidance would not have a significant effect on investment income.

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

Our interest rate swap contracts contain credit support annex provisions which require Keybank National Association to post collateral if the swap fair values exceed $5 million (asset position). As of September 30, 2012 and 2011, the swaps had a fair value of $9.7 million (liability position) and $7.0 million (liability position), respectively. As of September 30, 2012, $9.6 million collateral had been posted.

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

Item 4.         Controls and Procedures

(a)     Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), concluded that the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2012.

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

(b)     Changes in Internal Control over Financial Reporting

In our Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2012, the Company disclosed in Note 2 certain out-of-period adjustments. These matters were identified through the enhancements made in the control environment in late 2011 in the areas of income tax accounting and financial reporting. Management concluded the deficiencies that individually, and in the aggregate, led to these adjustments were not significant to our internal control structure over financial reporting.

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

On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (“TICNY”), a wholly-owned subsidiary of Tower Group, Inc., in the United States District Court for the District of New Jersey seeking, inter alia, to recover $6.1 million under various retrocessional contracts pursuant to which TICNY reinsures Munich. On June 22, 2009, TICNY filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover $2.8 million under various reinsurance contracts pursuant to which Munich reinsures TICNY. (A separate action commenced by Munich against TICNY on June 17, 2009 in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access to TICNY’s books and records pertaining to various quota share agreements, to which TICNY filed its answer on July 7, 2009, was subsequently dismissed pursuant to the stipulation of the parties on March 17, 2010). On July 15, 2011, TICNY paid $3.3 million to Munich to resolve a portion of the dispute. On December 22, 2011, the court granted partial summary judgment with respect to certain of the claims and defenses in the litigation. On March 23, 2012, the Court ruled that Munich was entitled to approximately $168,000 from TICNY in pre-judgment interest on the amount of $3.3 million that TICNY had paid to Munich on July 15, 2011, which was expensed in the first quarter of 2012. Trial was scheduled for October 15, 2012 but during the third quarter of 2012, the parties reached a settlement of the action for $2.9 million after-tax which is included as a charge in other operating expenses. On October 9, 2012, the Court entered an order dismissing certain claims with prejudice and other claims without prejudice.

Item 1A. Risk Factors

The risk factors set forth below should be considered in conjunction with the risks discussed in Tower’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012, under the heading “Risk Factors.”

We rely on models to price our products accurately, but actual results could differ materially from the modeled estimates.

We utilize various modeling and forecasting techniques to analyze and predict future loss trends and the risks associated with our assets and liabilities. We use the modeled estimates and related analyses to assist us in making underwriting, pricing, reinsurance and capital decisions. The modeled estimates and related analyses are subject to numerous assumptions, uncertainties and the inherent limitations of any actuarial analysis. As a result, the actual results may differ materially from our modeled estimates. If, based upon these models, we underprice our products or underestimate the risks we are exposed to, our results of operations or financial condition may be adversely affected. If, based upon these models, we overprice our products or overestimate the risks we are exposed to, the growth and retention of our business may be adversely affected, which could have a material adverse effect on our financial condition or results of operations.

Failure to consummate the proposed merger between Tower and Canopius Holdings Bermuda Limited could negatively impact the stock price and the future business and financial results of Tower.

If the proposed merger between Tower and Canopius Holdings Bermuda Limited is not consummated, the ongoing business of Tower may be adversely affected and, without realizing any of the benefits of having consummated the merger, Tower will be subject to a number of risks, including the following:

•

the current prices of Tower common stock may reflect a market assumption that the merger will occur, meaning that a failure to complete the merger could result in a decline in the price of Tower common stock;

•

matters relating to the merger (including integration planning) have required and will continue to require substantial commitments of time and resources by Tower management, which could otherwise have been devoted to other opportunities that may have been beneficial to Tower; and

•

Tower will be required to pay significant costs relating to the proposed merger, including legal, accounting, filing and possible other fees and mailing, financial printing and other expenses in connection with the transaction whether or not the merger is consummated.

If the merger is not consummated, these risks may materialize and may adversely affect Tower’s business, financial results and stock price.

Item 1B. Unresolved Staff Comments

In connection with the SEC Division of Corporation Finance (the “SEC Staff”) review of a Registration Statement on Form S-4 filed by Canopius Holdings Bermuda Limited (“CHBL”), the SEC Staff also reviewed the Tower Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 and its Quarterly Report on Form 10-Q for the three-month period ended March 31, 2012. CHBL filed the Registration Statement to register the shares that it will issue to Tower shareholders in connection with its proposed merger transaction with Tower. The Registration Statement includes Tower Group’s Proxy Statement for the special meeting of its stockholders to consider certain proposals in connection with the proposed merger and the Tower Group Inc. Form 10-K and Form 10-Q were incorporated by reference in the Registration Statement. The SEC Staff issued an initial comment letter to CHBL dated September 27, 2012, which included comments on Tower’s Form 10-K and Form 10-Q and to which the Company responded through CHBL on October 10, 2012. A second comment letter related to the CBHL Amendment No 1. to Registration Statement on Form S-4 was received on October 24, 2012. Several comments issued by the SEC Staff in connection with comment letter dated October 24, 2012 remain unresolved. The unresolved comments relate to: Tower’s determination to sell certain fixed-maturity and equity securities in an unrealized loss position, (ii) the SEC Staff requesting additional information regarding the nature and reason for recording certain out-of-period adjustments and (iii) Tower’s evaluation and disclosure of potential changes to the Company’s internal control over financial reporting resulting from the out-of-period adjustments recorded.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2012, the Company purchased 6,105 shares of its common stock from employees in connection with the vesting of restricted stock issued in connection with its 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.

The Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. The original share repurchase program has no expiration date. In the nine months ended September 30, 2012, the Company purchased 1,059,118 shares of common stock under these programs. As of September 30, 2012, 8.0 million shares were purchased under this program at an aggregate consideration of $173.6 million.

The following table summarizes the Company’s stock repurchases for the three months ended September 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publically Announced Repurchase Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Repurchase Plans
Third quarter
July 1 -30, 2012	-	-	-	$26,407,074
August 1 -31, 2012	6,105	17.89	-	26,407,074
September 1 -30, 2012	-	-	-	26,407,074
Total third quarter	1,059,613	17.89	-
(1)	Includes 6,105 shares withheld to satisfy tax withholding amounts due from employees upon the receipt of previously restricted shares.
(2)	Including commissions.

Item 6. Exhibits

Exhibit 10.1	Employment Agreement with Elliot S. Orol

Exhibit 10.2	Amendment to Employment Agreement with Elliot S. Orol

Exhibit 10.3	Amendment to Employment Agreement with Gary S. Maier

Exhibit 31.1	Chief Executive Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

Exhibit 31.2	Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

Exhibit 32	Chief Executive Officer and Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

EX-101	INSTANCE DOCUMENT

EX-101	SCHEMA DOCUMENT

EX-101	CALCULATION LINKBASE DOCUMENT

EX-101	LABELS LINKBASE DOCUMENT

EX-101	PRESENTATION LINKBASE DOCUMENT

EX-101	DEFINITION LINKBASE DOCUMENT

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower Group, Inc.
Registrant

Date: November 9, 2012	/s/ Michael H. Lee
Michael H. Lee
Chairman of the Board, President and Chief Executive Officer

Date: November 9, 2012	/s/ William E. Hitselberger
Executive Vice President and Chief Financial Officer