Form 10-K/A
period 2011-12-31
Tower Group, Inc.
filed 2013-01-16
CIK 1289592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1 TO FORM 10-K)

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

As of January 8, 2013, the registrant had 38,409,826 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2012 (the “Original Annual Report”). This Amendment is being filed to revise the consolidated balance sheets as of December 31, 2011 and 2010, the consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years ended December 31, 2011, 2010 and 2009, and certain footnote disclosures thereto.

The need to revise these consolidated financial statements resulted from an error in the application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Accounting for Income Taxes, related to deferred income taxes on a 2009 acquisition. Management has concluded this error is not material to our 2011, 2010 or 2009 consolidated financial statements. However, management has concluded the deferred income tax error is material to the 2012 quarterly consolidated financial statements.

The Company is restating its March 31, 2012, June 30, 2012 and September 30, 2012 Forms 10-Q. Accordingly, we are also revising the 2011, 2010 and 2009 consolidated financial statements to record this deferred income tax error in the period in which it originated. Additionally, we are also correcting for other immaterial adjustments that were initially recorded in the period they were identified. These immaterial adjustments are being recast into the periods in which they originated.

The effects of these revisions to our consolidated financial statements are described in Note 2 to the consolidated financial statements. In addition, we have updated the financial statement disclosures for significant events that have occurred subsequent to the filing of the Original Annual Report. See “Note 23 - Subsequent Events” to the consolidated financial statements contained in this Amendment No. 1 for further description.

The following sections have been amended from the Original Annual Report as a result of the revisions described above:

•	Part II—Item 6. Selected Financial Data

•	Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II—Item 8. Financial Statements and Supplementary Data; and

•	Part IV—Item 15. Exhibits

This Amendment also includes as exhibits certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except as described above, no other sections have been amended from the Original Annual Report. Accordingly, this Amendment should be read in conjunction with the Company’s Original Annual Report. As used in this Amendment, references to the “Company”, “we”, “us”, or “our” refer to Tower Group, Inc. (“Tower”) and its insurance subsidiaries, managing general agencies and management companies.

PART II

Item 6.	Selected Consolidated Financial Information

The selected consolidated income statement data for the years ended December 31, 2011, 2010 and 2009, and the balance sheet data as of December 31, 2011 and 2010 are derived from our audited financial statements included elsewhere in this document, which have been prepared in accordance with GAAP. You should read the following selected consolidated financial information along with the information contained in this document, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Form 10-K/A. The financial information in these tables has been updated to reflect the revisions made to our previously issued financial statements. See Note 2 to the consolidated financial statements for more detail.

	Year ended December 31,
($ in millions, except per share amounts)	2011	2010	2009	2008	2007
Income Statement Data
Gross premiums written	$1,810.9	$1,496.4	$1,070.7	$634.8	$524.0
Ceded premiums written	172.3	182.3	184.5	290.8	264.8

Net premiums written	1,638.6	1,314.1	886.2	344.0	259.2

Net premiums earned	1,593.9	1,292.7	854.7	314.6	286.1
Ceding commission revenue	34.0	39.3	42.7	79.1	71.0
Insurance services revenue	1.6	2.2	5.1	68.2	33.3
Policy billing fees	10.5	6.2	3.0	2.3	2.0
Net investment income	126.4	107.2	74.9	34.6	36.7
Net realized gains (losses) on investments	9.4	14.7	0.3	(14.4)	(17.5)

Total revenues	1,775.8	1,462.3	980.7	484.4	411.6
Losses and loss adjustment expenses	1,055.2	784.0	475.5	162.7	157.9
Operating expenses:
Direct and ceding commission expenses	309.8	267.9	204.7	132.5	101.0
Other operating expenses (1)	280.5	231.4	149.8	94.5	81.7
Acquisition-related transaction costs	0.4	2.4	14.0	—	—
Interest expense	34.3	24.2	17.6	8.4	9.3

Total expenses	1,680.2	1,309.9	861.6	398.1	349.9
Other income
Equity in unconsolidated affiliate	—	—	(0.8)	0.3	2.4
Gain from issuance of common stock by unconsolidated affiliate	—	—	—	—	2.7
Gain on investment in acquired unconsolidated affiliate	—	—	7.4	—	—
Gain on bargain purchase	—	—	12.7	—	—
Other expense	—	—	—	—	—

Income before income taxes	95.6	152.4	138.4	86.6	66.8
Income tax expense	24.1	52.1	43.7	32.8	24.3

Net income	$71.5	$100.3	$94.7	$53.8	$42.5
Less: Net income (loss) attributable to Noncontrolling Interests	11.0	(6.1)	—	—	—

Net income attributable to Tower Group, Inc.(6)	$60.5	$106.4	$94.7	$53.8	$41.8

Per Share Data
Basic earnings per share attributable to Tower stockholders	$1.48	$2.45	$2.41	$2.31	$1.81
Diluted earnings per share attributable to Tower stockholders	$1.48	$2.44	$2.39	$2.29	$1.79
Weighted average outstanding (in thousands):
Basic	40,833	43,462	39,363	23,291	22,927
Diluted	40,931	43,648	39,581	23,485	23,128
Selected Insurance Ratios

Net loss ratio (2)	66.2%	60.7%	55.6%	51.7%	55.2%
Net underwriting expense ratio (3)	34.1%	35.7%	35.0%	31.7%	30.1%

Net combined ratio (4)	100.3%	96.4%	90.6%	83.4%	85.3%

	As of December 31,
($ in millions, except per share amounts)	2011	2010	2009	2008	2007
Summary Balance Sheet Data
Cash and cash equivalents	$114.1	$140.2	$175.2	$146.6	$77.7
Investments	2,587.4	2,474.5	1,896.8	541.0	619.1
Premiums receivable	426.4	407.6	298.3	212.7	122.8
Reinsurance recoverable	343.6	300.9	214.5	272.6	207.8
Deferred acquisition costs, net	168.9	164.1	126.3	28.4	17.6
Intangible assets	114.9	123.8	53.4	20.5	21.7
Goodwill	245.5	245.5	241.5	19.0	13.3
Total assets	4,457.7	4,188.9	3,311.0	1,555.2	1,341.6
Loss and loss adjustment expenses	1,632.1	1,610.4	1,132.0	535.0	501.2
Unearned premium	893.2	872.0	658.9	328.8	272.8
Debt	426.9	374.3	235.1	101.0	101.0
Tower Group Inc. stockholders’ equity	1,033.8	1,043.0	1,018.7	317.6	295.3

Per Share Data:
Book value per share(5)	$26.36	$25.14	$22.65	$13.61	$12.74
Dividends declared per share-common stock	$0.69	$0.39	$0.26	$0.20	$0.15

(1)	Includes insurance contract acquisition expenses and other underwriting expenses (which are general administrative expenses related to underwriting operations in our insurance subsidiaries), other insurance services expenses (which are general administrative expenses related to insurance services operations) and other corporate related expenses.
(2)	The net loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
(3)	The net underwriting expense ratio is calculated by dividing net underwriting expenses (consisting of direct commission expenses and other underwriting expenses net of policy billing fees and ceding commission revenue) by net premiums earned.
(4)	The net combined ratio is the sum of the net loss ratio and the net underwriting expense ratio.
(5)	Book value per share is based on total stockholders’ equity divided by common shares outstanding at year end.
(6)	2007 net income attributable to Tower Group, Inc. is adjusted for dividends and excess consideration pertaining to Series A perpetual preferred stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated audited financial statements and accompanying notes which appear elsewhere in this Form 10-K/A. It contains forward-looking statements that involve risks and uncertainties. See “Business—Note on Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K/A, particularly under the headings “Business—Risk Factors” and “Business—Note on Forward-Looking Statements.” particularly under the heading “Forward Looking Statements” and the Original Form 10-K under the heading “Risk Factors.”

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

Acquisitions

See “Note 4 – Acquisitions” in the consolidated financial statements for more detail on each of the acquisitions discussed below.

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

Measurement of Results

We use various measures to analyze the growth and profitability of our business segments. In our Commercial Insurance and Personal Insurance segments, we measure growth in terms of gross, ceded and net premiums written, and we measure underwriting profitability by examining our loss, expense and combined ratios. We also measure our gross and net written premiums to surplus ratios to measure the adequacy of capital in relation to premiums written. In the Insurance Services segment, we measure growth in terms of fee income generated from the Reciprocal Exchanges and, to a lesser extent, fee and commission revenue received. We measure profitability in terms of net income attributable to Tower Group, Inc. and return on average equity related to Tower Group, Inc..

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

	Year Ended December 31,
($ in thousands)	2011	2010	2009
Operating income	$56,331	$98,861	$105,975
Net realized gains (losses) on investments	6,980	14,910	331
Acquisition-related transaction costs	(360)	(2,369)	(14,038)
Income tax	(2,470)	(5,046)	2,456

Net income attributable to Tower Group, Inc.	$60,481	$106,356	$94,724

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

Ceding commissions under a quota share reinsurance agreement are based on the agreed-upon commission rate applied to the amount of ceded premiums written. Ceding commissions are realized as income as ceded premiums written are earned. The ultimate commission rate earned on our quota share reinsurance contracts is determined by the loss ratio on the ceded premiums earned. If the estimated loss ratio decreases from the level currently in effect, the commission rate increases and additional ceding commissions are earned in the period in which the decrease is recognized. If the estimated loss ratio increases, the commission rate decreases, which reduces ceding commissions earned. As a result, the same uncertainties associated with estimating loss and LAE reserves affect the estimates of ceding commissions earned. We monitor the ceded ultimate loss ratio on a quarterly basis to determine the effect on the commission rate of the ceded premiums earned that we accrued during prior accounting periods. The estimated ceding commission income relating to prior years recorded in 2011, 2010, and 2009 was a decrease of $0.1 million, $2.2 million and $2.7 million, respectively. These decreases are attributed to prior year reserve development that was not initially anticipated.

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

If an other-than-temporary-impairment (“OTTI”) loss is determined for a fixed-maturity security (for which we do not have the intent to sell or it is not more likely than not we would be required to sell), the credit portion is recorded in the income statement as realized investment losses and the non-credit portion is recorded in accumulated other comprehensive income. The credit portion results in a permanent reduction in the cost basis of the underlying investment. For all other fixed-maturity security and equity security impairments, the entire impairment is reflected as a realized investment loss and reduces the cost basis of the security. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. We recorded OTTI losses on our fixed maturity and equity securities in the amounts of $3.5 million, $14.9 million and $45.4 million in 2011, 2010, and 2009, respectively, of which $3.2 million, $3.0 million and $24.7 million were recorded in earnings in 2011, 2010, and 2009, respectively.

Since total unrealized losses are a component of stockholders’ equity, the recognition of OTTI losses have no effect on our comprehensive income or stockholders’ equity.

See “Business-Investments” and “Note 6 – Investments” in the notes to consolidated financial statements for additional detail regarding our investment portfolio at December 31, 2011, including disclosures regarding OTTI.

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

An impairment loss is recognized if the carrying value of an intangible asset or goodwill is not recoverable and its carrying amount exceeds its fair value. No impairment losses were recognized in 2011, 2010 and 2009. Significant changes in the factors we consider when evaluating our intangible assets and goodwill for impairment losses could result in a significant charge for impairment losses reported in our consolidated financial statements. See “Note 8 – Goodwill and Intangible Assets” in the notes to consolidated financial statements.

Consolidated Results of Operations

Our results of operations are discussed below in two parts, consolidated results of operations and the results of each of our three segments. The comparison between quarters is affected by the acquisitions described above.

	Year Ended December 31,
($ in millions)	2011	Change	Percent	2010	Change	Percent	2009
Commercial insurance segment underwriting profit	$8.6	$(31.6)	-79%	$40.2	$(42.1)	-51%	$82.3
Personal insurance segment underwriting profit (loss)(1)	(14.3)	(21.2)	-307%	6.9	10.8	-277%	(3.9)
Insurance services segment pretax income(2)	11.5	(2.7)	-19%	14.2	13.3	NM	0.9
Net investment income	126.5	19.2	18%	107.3	32.4	43%	74.9
Net realized gains on investments, including other-than-temporary impairments	9.4	(5.3)	-36%	14.7	14.4	NM	0.3
Corporate expenses	(11.5)	(7.4)	172%	(4.3)	(0.5)	13%	(3.8)
						-83%

Acquisition-related transaction costs	(0.3)	2.1	-88%	(2.4)	11.6	-83%	(14.0)
Interest expense	(34.3)	(10.1)	42%	(24.2)	(6.6)	38%	(17.6)
Other income (expense)	—	—	0%	—	(19.3)	-100%	19.3

Income before income taxes	95.6	(56.8)	-37%	152.4	14.0	10%	138.4
Income tax expense	24.1	(28.0)	53%	52.1	9.8	22%	43.7

Net income	$71.5	$(28.8)	89%	$100.3	$4.2	4%	$94.7

Less net income (loss) attributable to Reciprocal Exchanges	11.0	17.1	NM	(6.1)	(7.4)	—	—

Net income attributable to Tower Group, Inc.	$60.5	$45.9	43.1%	$106.4	$11.6	12%	$94.7

NM is shown where percentage change exceeds 500%
Key Measures
Gross premiums written and produced:
Written by Commercial and Personal Insurance segments	$1,810.9	$314.5	21%	$1,496.4	$425.7	40%	$1,070.7
Produced by Insurance Services segment	—	—	—	—	(11.7)	-100%	11.7

Total	$1,810.9	$314.5	21%	$1,496.4	$413.9	-60%	$1,082.4

	Year Ended December 31,
	2011	2010	2009
Percent of total revenues:
Net premiums earned	89.8%	88.4%	87.2%
Commission and fee income (3)	2.6%	3.3%	5.2%
Net investment income	7.1%	7.3%	7.6%
Net realized investment gains (losses)	0.5%	1.0%	0.0%

Underwriting Ratios for Commercial and Personal Insurance Segments Combined
Net Calendar Year Loss Ratios	66.2%	60.7%	55.6%
Net Underwriting Expense Ratios (4)	34.1%	35.7%	35.2%
Net Combined Ratios	100.3%	96.4%	90.8%

Return on average equity (5)	5.8%	10.3%	12.4%

(1)	Personal Insurance segment underwriting profit includes underwriting results of the Reciprocal Exchanges for the years ended December 31, 2011 and 2010.
(2)	Insurance Services segment pretax income for the years ended December 31, 2011 and 2010 includes results related to Tower’s management services agreements with the Reciprocal Exchanges.
(3)	Commission and fee income for the years ended December 31, 2011 and 2010 excludes management fee income earned by Tower from the Reciprocal Exchanges. These amounts are eliminated in reporting consolidated net income.
(4)	The net underwriting expense ratios include fees paid by the Reciprocal Exchanges to Tower in excess of Tower’s direct costs to service the management services agreement. These fees increased the gross and net expense ratios by 0.6% and 1.0%, respectively, for the years ended December 31, 2011 and 2010.
(5)	For the years ended December 31, 2011, 2010 and 2009, the after-tax impact of net realized investment gains offset by acquisition-related transaction costs, increased (lowered) return on average equity by 0.4%, 0.7% and (1.4)%, respectively.

Consolidated Results of Operations 2011 Compared to 2010

Total revenues. Total revenues increased by 21.4% for the year ended December 31, 2011 as compared to 2010, primarily due to increased net premiums earned, net investment income and policy billing fees resulting from the acquisition of OBPL which was acquired on July 1, 2010 and was reflected in Tower’s consolidated results for twelve months in 2011 as compared to six months in 2010.

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

Commission and fee income. Commission and fee income decreased by $1.7 million in the year ended December 31, 2011 as compared to the year ended December 31, 2010. This decrease is primarily attributed to the decline in ceding commission revenue on a liability quota share reinsurance treaty that was effective only in 2010, offset by an increase in policy billing fees and ceding commission revenues associated with the OBPL acquired business.

Net investment income and net realized gains (losses). Net investment income increased 17.9% in the year ended December 31, 2011 compared to 2010. The increase in net investment income resulted from an increase in average cash and invested assets for the year ended December 31, 2011 as compared to 2010. The increase in average cash and invested assets resulted primarily from $365.1 million of invested assets from the OBPL acquisition (reduced by cash to finance such acquisition) and from operating cash flows of $85.0 million generated in 2011. The positive cash flow from operations was the result of an increase in premiums collected from a growing book of business. The tax equivalent investment yield of our fixed maturity portfolio at amortized cost was 4.8 % and 4.7% at December 31, 2011 and 2010, respectively. Operating cash invested in fixed income securities in 2011 and in 2010 has been affected by a low yield environment. We increased investments in high-yield securities and dividend paying equity securities to reduce the impact of this low interest rate environment.

The Company had net realized investment gains of $9.4 million for the year ended December 31, 2011 compared to gains of $14.7 million in 2010. OTTI losses recorded in earnings for the year ended December 31, 2011 were $3.2 million, a decline from $3.0 million of OTTI losses recorded for 2010.

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

Operating expenses. Operating expenses, which include direct and ceding commission expenses and other operating expenses, were $590.5 million for the year ended December 31, 2011, an increase of 18.3% over the prior year, primarily as a result of the OBPL acquisition, which was not included in the Company’s results for the first six months of 2010. In addition, the Company amortized the value of business acquired (“VOBA”) asset recorded on July 1, 2010 in connection with the OBPL purchase accounting. This resulted in $10.2 million of expense recorded in 2011 and exceeded the amount of acquisition costs that were capitalized in 2011as DAC. The VOBA was fully amortized as of June 30, 2011. In addition, the Company incurred $23.9 million in 2011 compared to $13.3 million in 2010, under the transition services agreements with OneBeacon. The net underwriting expense ratio improved to 34.1% in 2011 from 35.7% in 2010.

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

Interest expense. Interest expense increased by $10.1 million for the year ended December 31, 2011 compared to 2010. Interest expense increased mainly due to the issuance of $150 million of convertible senior notes in September 2010 and increased borrowings under the credit facility in 2011. Interest on funds withheld was $3.6 million in 2011 as compared to $2.7 million in 2010.

Income tax expense. Income tax expense decreased in 2011 compared to 2010 due to the decrease in pre-tax income. The effective income tax rate (including state and local taxes) was 25.2% for the year ended December 31, 2011, compared to 34.2% for the same period in 2010. The effective rate is lower than the statutory rate due to, among other things, our tax exempt municipal investment and dividends received deductions related to our equity securities portfolio, as well as the release of a valuation allowance at the Reciprocal Exchanges.

The decline in the effective tax rate from 2010 to 2011 is primarily attributed to (i) the increase in tax exempt interest income and dividend received deductions of $7.2 million in 2011 as compared to $4.9 million in 2010, (ii) the decline in pre-tax income from 2010 to 2011, and (iii) the release of the Reciprocal Exchange valuation allowance in 2011.

Net income and return on average equity. Net income and annualized return on average equity attributable to Tower Group, Inc. were $60.5 million and 5.8% for the year ended December 31, 2011 compared to $106.4 million and 10.3% for the year ended December 31, 2010. The return on average equity is calculated by dividing net income by average stockholders’ equity. Average stockholders’ equity was $1,041.1 million and $1,036.9 million at December 31, 2011 and 2010, respectively.

The decrease in the net income and annualized return on equity in 2011 is primarily due to an increase of $48.3 million in after-tax losses from severe weather related events in 2011. These losses were partially offset by increased net income attributed to the acquisition of OBPL.

Consolidated Results of Operations 2010 Compared to 2009

Total revenues. Total revenues increased by 49.1% for the year ended December 31, 2010 as compared to 2009, primarily due to increased net premiums earned and net investment income resulting from the acquisition of OBPL at the beginning of the third quarter of 2010 and the full year results of SUA in 2010 compared to only one month of results in 2009. The following table shows the effects of the various acquisitions on our gross premiums written in 2010:

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

Commission and fee income. Commission and fee income decreased by $3.1 million in the year ended December 31, 2010. This decrease is due to our decision to use less quota share reinsurance in 2010 compared to 2009 leading to reduced ceding commission revenue. Insurance services revenue declined for the year ended December 31, 2010 compared to 2009 caused by our managing general agency ceasing to produce business on behalf of CastlePoint’s insurance companies subsequent to the CastlePoint acquisition in 2009. Partially offsetting these decreases was a $3.3 million increase in policy billing fees generated in connection with the OBPL business for the last six months of 2010.

Net investment income and net realized gains (losses). Net investment income increased 43.3% in the year ended December 31, 2010 compared to 2009. The increase in net investment income resulted from an increase in average cash and invested assets for the year ended December 31, 2010 that resulted primarily from invested assets acquired from OBPL and SUA. The tax equivalent investment yield at amortized cost was 4.7% at December 31, 2010 compared to 5.5% for 2009. Operating cash invested in 2009 and in 2010 has been affected by a low yield environment, as asset classes other than US Treasuries have experienced tightening spreads, the result of investors reaching for yield in a low interest rate environment. We have increased our investment in high-yield securities to partially reduce the impact of this low rate environment and in the fourth quarter of 2010. We made investments in dividend paying common equities starting in the fourth quarter of 2010, as a further strategy to mitigate the current low interest rate environment.

Net realized investment gains were $14.7 million for the year ended December 31, 2010 compared to gains of $0.3 million in the same period last year. This increase is due in part to a $19.3 million decline in OTTI losses recognized in earnings from $23.5 million in 2009 to $4.2 million in 2010, offset by a $7.3 decline in capital realized gains from sales of securities from $25.0 million in 2009 to $17.7 million in 2010.

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

Operating expenses. Operating expenses were $499.0 million for the year ended December 31, 2010, an increase of 40.7% over the prior year, primarily as a result of the aforementioned acquisitions. Also contributing to the increase were investments in technology and restructuring, primarily in our Commercial Insurance segment, following the various acquisitions over the past eighteen months.

Acquisition-related transaction costs. Acquisition-related transaction costs for the year ended December 31, 2010 were $2.4 million and relate to the acquisition of OBPL. In the prior year, we recorded acquisition related transaction costs of $14.0 million, primarily related to the CastlePoint and SUA acquisitions.

Interest expense. Interest expense increased by $6.6 million for the year ended December 31, 2010 compared to 2009. Interest expense increased mainly due to the issuance of $150 million of convertible senior notes in September 2010, interest expense on subordinated debentures which were assumed as a result of the merger with CastlePoint, and, to a much lesser extent, interest of $0.1 million on the $56.0 million draw-down under our credit facility entered into on May 24, 2010. The credit facility draw-down was repaid in September 2010. Interest on funds withheld was $2.7 million in 2010 as compared to $0.7 million in 2009.

Other income (expense). Other income for the year ended 2009 was $19.3 million whereas in 2010, we recorded no other income and other expenses. The other income in 2009 consisted of $12.7 million gain on bargain purchase related to the acquisition of SUA in the fourth quarter of 2009 and a gain of $7.4 million on the revaluation of the shares owned in CastlePoint at the time of the acquisition offset by the Company’s $0.8 million equity in the net loss of CastlePoint prior to its acquisition on February 5, 2009.

Income tax expense. Income tax expense increased by $8.5 million in 2010 compared to 2009. The increase in the income tax expense is attributable to the higher income before taxes in the current year. The effective income tax rate (including state and local taxes) was 34.2% for the year ended December 31, 2010, compared to 31.5% for the same period in 2009. The gain on bargain purchase of SUA in 2009 decreased the effective tax rate in that year as this gain was not subject to tax.

Net income and return on average equity. Net income and annualized return on average equity were $ 106.3 million and 10.3% for the year ended December 31, 2010 compared to $94.7 million and 12.4% for the 2009. The decline in the annualized return on equity in 2010 is primarily due to the reduced earnings resulting from higher incurred loss and LAE, including the $17.5 million pre-tax charge for the northeast U.S. Storm occurring during March 13 to March 15, 2010. The return on average equity is calculated by dividing net income by average stockholders’ equity. Average stockholders’ equity was $1,036.9 million and $764.7 million at December 31, 2010 and 2009, respectively.

Commercial Insurance Segment Results of Operations

	Year Ended December 31,
($ in millions)	2011	Change	Percent	2010	Change	Percent	2009
Net premiums written	$1,152.3	$165.0	16.7%	$987.3	$256.4	35.1%	$730.9

Revenues
Net premiums earned	$1,087.9	$146.9	15.6%	$941.0	$202.8	27.5%	$738.2
Ceding commission revenue	14.8	(18.5)	-55.6%	33.3	(4.8)	-12.6%	38.1
Policy billing fees	4.3	1.5	53.6%	2.8	0.6	27.3%	2.2

Total revenue	1,107.0	129.9	13.3%	977.1	198.6	25.5%	778.5

Expenses
Net loss and loss adjustment expenses	736.5	147.2	25.0%	589.3	182.6	44.9%	406.7
Underwriting expenses
Direct commission expenses	208.7	16.7	8.7%	192.0	17.6	10.1%	174.4
Other underwriting expenses	153.2	(2.4)	-1.5%	155.6	40.5	35.2%	115.1

Total underwriting expenses	361.9	14.3	4.1%	347.6	58.1	20.1%	289.5

Underwriting profit	$8.6	$(31.6)	-78.6%	$40.2	$(42.1)	-51.2%	$82.3

	Year Ended December 31,
Ratios	2011	2010	2009
Net calendar year loss and LAE	67.7%	62.6%	55.1%
Net underwriting expenses	31.5%	33.1%	33.8%
Net combined	99.2%	95.7%	88.9%

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

Ceding commission revenue. Ceding commission revenue decreased for the year ended December 31, 2011 by $18.5 million compared to 2010. The decrease was a result of the non-renewal of our liability quota share contract.

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

Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commissions and other underwriting expenses, increased by $14.3 million, or 4.1%, for the year ended December 31, 2011 as compared to the 2010. The net underwriting expense ratio improved 1.6 percentage points from 2010 to 2011.

The gross underwriting expense ratio was 30.3% for the year ended December 31, 2011 as compared to 31.4% in 2010. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 17.7% for the year ended December 31, 2011 compared to 17.5% for the same periods in 2010. This increase is attributable to the assumed reinsurance which has a higher commission. The OUE ratio, including BB&T, was 12.6% for the year ended December 31, 2011 compared 13.9% for the same period in 2010. The improvement in OUE in 2011 resulted from of our continued efforts to reduce expenses through integration, with many functions consolidated into one office.

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

Commercial Insurance Segment Results of Operations 2010 Compared to 2009

Premiums. Gross premium written for the year ended December 31, 2010 were $1,083.9 million compared to $884.7 million in 2009. The increase in gross premiums written was primarily the result of the acquisitions of CastlePoint and Hermitage in February 2009 and the acquisition of SUA in November 2009.

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

Ceding commission revenue. Ceding commission revenue decreased for the year ended December 31, 2010 by $4.8 million compared to 2009. The decrease was a result of a lower ceded commission rate on our liability quota share treaty earned in 2010 compared to the ceded commission rate on our multi-line quota share which was earned in 2009. Ceding commission revenue decreased by $2.3 million for the year ended December 31, 2010 as a result of increases in ceded loss ratios on prior year’s quota share treaties compared to a decrease of $1.8 million for 2009.

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

Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commissions and other underwriting expenses, increased $58.1 million from 2009 to 2010. The increase in underwriting expenses resulted from the increase in gross premiums earned, which was primarily due to the acquisitions discussed above. The gross underwriting expense ratio was 31.4% for the year ended December 31, 2010 as compared to 32.4% for 2009. The net expense ratio was 33.1% for the year ended December 31, 2010 as compared to 33.8% for 2009.

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

The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was17.5% for the year ended December 31, 2010 compared to 19.7% for 2009. The decrease in commission rate for 2010 resulted from significantly higher amortization costs in 2009 for the value of business acquired (“VOBA”) of CastlePoint.

Underwriting profit and combined ratio. The net combined ratios were 95.7% for the year ended December 31, 2010 and 88.9% for 2009. The increase in the combined ratio in 2010 resulted from an increase in the net loss ratio due to catastrophe losses, softer market conditions and from increases in the net expense ratios as described above.

Personal Insurance Segment Results of Operations

	Year Ended December 31,
	2011					2010
($ in millions)	Tower	Reciprocal Exchanges	Total	Change	Percent	Tower	Reciprocal Exchanges	Total
Net premiums written	$316.9	$169.4	$486.3	$159.5	48.8%	$223.6	$103.2	$326.8

Revenues
Net premiums earned	$318.7	$187.2	$505.9	$154.2	43.9%	$257.9	$93.8	$351.7
Ceding commission revenue	12.5	6.7	19.2	13.1	216.0%	4.0	2.1	6.1
Policy billing fees	5.6	0.6	6.2	2.8	76.2%	3.1	0.3	3.4

Total revenue	336.8	194.5	531.3	170.1	47.1%	265.0	96.2	361.2

Expenses
Net loss and loss adjustment expenses	214.4	104.4	318.8	124.1	63.7%	132.5	62.2	194.7
Underwriting expenses
Direct commission expenses	68.6	32.5	101.1	26.2	35.0%	56.5	18.4	74.9
Other underwriting expenses	73.5	52.3	125.8	41.2	48.7%	59.8	24.8	84.6

Total underwriting expenses	142.1	84.8	226.9	67.4	42.3%	116.3	43.2	159.5

Underwriting profit (loss)	$(19.7)	$5.3	$(14.4)	$(21.4)	-305.7%	$16.2	$(9.2)	$7.0

Ratios
Net calendar year loss and LAE	67.2%	55.8%	63.0%			51.4%	66.3%	55.4%
Net underwriting expenses	38.9%	41.4%	39.8%			42.3%	43.5%	42.6%
Net combined	106.1%	97.2%	102.8%			93.7%	109.8%	98.0%

	Year Ended December 31,
	2010
($ in millions)	Tower	Reciprocal Exchanges	Total	Change	Percent	2009
Net premiums written	$223.6	$103.2	$326.8	$171.5	110.4%	$155.3

Revenues
Net premiums earned	$257.9	$93.8	$351.7	$235.2	201.9%	$116.5
Ceding commission revenue	4.0	2.1	6.1	1.5	32.6%	4.6
Policy billing fees	3.1	0.3	3.4	2.7	385.7%	0.7

Total revenue	265.0	96.2	361.2	239.4	196.6%	121.8

Expenses
Net loss and loss adjustment expenses	132.5	62.2	194.7	125.9	183.0%	68.8
Underwriting expenses
Direct commission expenses	56.5	18.4	74.9	46.1	160.1%	28.8
Other underwriting expenses	59.8	24.8	84.6	56.5	201.1%	28.1

Total underwriting expenses	116.3	43.2	159.5	102.6	180.3%	56.9

Underwriting profit (loss)	$16.2	$(9.2)	$7.0	$10.9	-279.5%	$(3.9)

Ratios
Net calendar year loss and LAE	51.4%	66.3%	55.4%			59.1%
Net underwriting expenses	42.3%	43.5%	42.6%			44.3%
Net combined	93.7%	109.8%	98.0%			103.4%

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

Underwriting expenses. Underwriting expenses increased by $67.4 million for the year ended December 31, 2011 as compared to the prior year. Nearly all of the increase is related to the OBPL acquisition. The net underwriting expense ratio improved 2.8 percentage points from 2010 to 2011.

The gross underwriting expense ratio improved to 36.1% in 2011 from 36.9% in 2010. The commission portion of the gross underwriting expense ratio was 16.5% and 17.7% for years ended December 31, 2011 and 2010, respectively. The improvement in the commission ratio reflects the impact of lower commission rates in the Reciprocal Exchanges. The gross OUE ratio, which includes BB&T, was 19.6% and 19.2% for the years ended December 31, 2011 and 2010, respectively. The costs of the transition services agreements with OneBeacon have the effect of increasing the gross OUE ratios.

Underwriting profit and combined ratio. The increase in Personal Insurance segment underwriting loss and combined ratio for the year ended December 31, 2011 as compared to the underwriting profit and combined ratio in 2010 are due primarily to the catastrophe and severe storms that affected the northeastern United States in 2011, partially offset by favorable prior year loss development of $48.3 million in 2011.Of this amount, $10.5 million of the favorable loss development related to Tower, excluding the Reciprocal Exchanges. The Reciprocal Exchanges’ favorable loss development in 2011 was $37.8 million.

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

Underwriting expenses. Underwriting expenses increased by $102.6 million for the year ended December 31, 2010 as compared to 2009. This increase is related predominantly to the OBPL acquisition. The net underwriting expense ratio improved 1.7 percentage points from 44.3% in 2009 to 42.6% in 2010.

The gross underwriting expense ratio for 2010 was 36.9%, as compared to 35.4% in 2009. The commission portion of the gross underwriting expense ratio was 17.7%, compared to 18.1% for the prior year. The improvement in the commission ratio reflects the impact of lower commission rates in the Reciprocal Exchanges. The gross OUE ratio, including BB&T, was 19.2% compared with 17.3% in 2009. The increase in the OUE expense ratio relates primarily to increases in expenses attributed to OBPL, including the transition services agreements Tower entered into with OneBeacon whereby OneBeacon will provide certain information technology and operation support to Tower.

Underwriting profit and combined ratio. The net combined ratio for the Personal Insurance segment was 98.0% in 2010, 5.4 points better than prior year. Underwriting income of $7.0 million was $10.9 million better than 2009 and was largely driven by the addition of the OBPL business. Changes in combined ratio reflect the changes in the loss ratio and the expense ratio for reasons described above.

Insurance Services Segment Results of Operations

	Year Ended December 31,
($ in millions)	2011	Change	Percent	2010	Change	Percent	2009
Revenue
Management fee income	$29.3	$11.5	64.6%	$17.8	$17.8	—	$—
Other revenue	1.6	(0.5)	-23.8%	2.1	(3.0)	-57.7%	5.1

Total revenue	30.9	11.0	55.0%	19.9	14.8	284.6%	5.1

Expenses
Other expenses	19.4	13.7	240.4%	5.7	1.5	32.1%	4.2

Total expenses	19.4	13.7	240.4%	5.7	1.5	32.1%	4.2

Insurance services pre-tax income	$11.5	$(2.7)	-19.0%	$14.2	$13.3	NM	$0.9

Premiums produced on behalf of issuing companies	$—	$—	—	$—	$(11.7)	-100.0%	$11.7

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

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of December 31, 2011 and December 31, 2010:

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
($ in thousands)	Cost	Gains	Months	Months	Value	Value
December 31, 2011
U.S. Treasury securities	$154,430	$1,725	$(13)	$—	$156,142	6.1%
U.S. Agency securities	114,411	2,779	—	—	117,190	4.6%
Municipal bonds	688,192	48,777	(255)	—	736,714	29.0%
Corporate and other bonds	750,220	34,466	(6,813)	(150)	777,723	30.6%
Commercial, residential and asset-backed securities	627,859	42,167	(3,529)	(592)	665,905	26.2%

Total fixed-maturity securities	2,335,112	129,914	(10,610)	(742)	2,453,674	96.5%
Equity securities	93,034	1,395	(4,838)	(246)	89,345	3.5%
Short-term investments	—	—	—	—	—	0.0%

Total, December 31, 2011	$2,428,146	$131,309	$(15,448)	$(988)	$2,543,019	100.0%

Tower	$2,138,001	$118,173	$(14,160)	$(915)	$2,241,099
Reciprocal Exchanges	290,145	13,136	(1,288)	(73)	301,920

Total, December 31, 2011	$2,428,146	$131,309	$(15,448)	$(988)	$2,543,019

December 31, 2010
U.S. Treasury securities	$177,060	$1,258	$(64)	$—	$178,254	7.2%
U.S. Agency securities	26,504	758	(34)	—	27,228	1.1%
Municipal bonds	544,019	14,357	(4,635)	(35)	553,706	22.4%
Corporate and other bonds	853,154	35,192	(4,766)	(10)	883,570	35.7%
Commercial, residential and						0.0%
asset-backed securities	707,294	37,665	(3,986)	(1,120)	739,853	29.9%

Total fixed-maturity securities	2,308,031	89,230	(13,485)	(1,165)	2,382,611	96.3%
Equity securities	91,218	2,487	(3,192)	(196)	90,317	3.6%
Short-term investments	1,560	—	—	—	1,560	0.1%

Total	$2,400,809	$91,717	$(16,677)	$(1,361)	$2,474,488	100.0%

Tower	$2,062,315	$87,012	$(14,532)	$(1,361)	$2,133,434
Reciprocal Exchanges	338,494	4,705	(2,145)	—	341,054

Total, December 31, 2010	$2,400,809	$91,717	$(16,677)	$(1,361)	$2,474,488

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

	Tower		Reciprocal Exchanges		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value	Cost	Value
December 31, 2011
Remaining Time to Maturity
Less than one year	$40,201	$40,529	$44,238	$44,942	$84,439	$85,471
One to five years	479,721	491,904	81,566	83,743	561,287	575,647
Five to ten years	563,830	593,838	21,522	22,797	585,352	616,635
More than 10 years	427,357	458,536	48,818	51,480	476,175	510,016
Mortgage and asset-backed securities	535,823	568,813	92,036	97,092	627,859	665,905

Total	$2,046,932	$2,153,620	$288,180	$300,054	$2,335,112	$2,453,674

December 31, 2010
Remaining Time to Maturity
Less than one year	$28,408	$28,665	$—	$—	$28,408	$28,665
One to five years	512,969	526,746	65,993	66,771	578,962	593,517
Five to ten years	501,324	521,138	110,463	111,166	611,787	632,304
More than 10 years	351,093	358,445	30,487	29,826	381,580	388,271
Mortgage and asset-backed securities	575,743	606,563	131,551	133,291	707,294	739,854

Total	$1,969,537	$2,041,557	$338,494	$341,054	$2,308,031	$2,382,611

Fixed-Maturity Investments with Third Party Guarantees

At December 31, 2011, $237.9 million of our municipal bonds, at fair value, were guaranteed by third parties from a total of $2.5 billion, at fair value, of all fixed-maturity securities held by us. The amount of securities guaranteed by third parties along with the credit rating with and without the guarantee is as follows:

	With	Without
($ in thousands)	Guarantee	Guarantee
AA	$180,996	$161,584
A	46,722	65,829
BBB	10,151	2,203
BB	—	3,097
No underlying rating	—	5,156

Total	$237,869	237,869

Tower	$232,115	$232,115
Reciprocal Exchanges	5,754	5,754

Total	$237,869	$237,869

The securities guaranteed, by guarantor, are as follows:

	Guaranteed	Percent
($ in thousands)	Amount	of Total
National Public Finance Guarantee Corp	$89,129	37.5%
Assured Guaranty Municipal Corp	86,828	36.5%
Ambac Financial Corp	47,611	20.0%
Berkshire Hathaway Assurance Corp	6,796	2.9%
FGIC Corp	4,153	1.7%
Others	3,352	1.4%

Total	$237,869	100.0%

Tower	$232,115	97.6%
Reciprocal Exchanges	5,754	2.4%

Total	$237,869	100.0%

Municipal Bonds

As of December 31, 2011, our municipal bonds consisted of state general obligations, municipal general obligations and special revenue bonds. Municipal bonds by state at December 31, 2011 are as follows:

	State General		Municipal General		Special
	Obligations		Obligations		Revenue Bonds		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Texas	$17,326	$18,585	$4,916	$5,585	$86,424	$91,931	$108,666	$116,101
New York	12,169	13,262	7,206	7,376	42,148	45,626	61,523	66,264
California	15,303	16,613	12,363	13,593	19,855	21,691	47,521	51,897
Florida	7,649	8,026	1,802	1,822	36,603	39,934	46,054	49,782
Washington	14,866	15,688	5,602	5,991	12,852	13,615	33,320	35,294
Indiana	—	—	1,018	1,036	27,972	30,149	28,990	31,185
Illinois	14,715	15,513	3,350	3,541	10,960	11,745	29,025	30,799
Arizona	6,269	7,047	2,677	2,676	19,263	20,566	28,209	30,289
Other	64,053	68,715	36,596	38,667	204,235	217,721	304,884	325,103

Total	$152,350	$163,449	$75,530	$80,287	$460,312	$492,978	$688,192	$736,714

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

As more fully described in Note 6 to our consolidated financial statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position, including but not limited to residential and commercial mortgage-backed securities, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment.

“Note 7 – Fair Value Measurements” to the consolidated financial statements provides a description of the valuation methodology utilized to value Level 3 assets, how the valuation methodology is validated and an analysis of the change in fair value of Level 3 assets. As of December 31, 2011, the fair value of Tower Level 3 assets as a percentage of Tower’s total assets carried at fair value was as follows (the Reciprocal Exchanges had no Level 3 assets):

			Level 3 Assets
	Assets Carried at		as a Percentage of
	Fair Value at	Fair Value of	Total Assets Carried
($ in thousands)	December 31, 2011	Level 3 Assets	at Fair Value
Fixed-maturity investments	$2,453,674	$—	0%
Equity investments	89,345	—	0%

Total investments available for sale	$2,543,019	$—	0%

Other invested assets	25,000	25,000	100%
Cash and cash equivalents	114,098	—	0%

Total	$2,682,117	$25,000	0.9%

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

The following table stratifies the gross unrealized losses in the portfolio at December 31, 2011, by duration in a loss position and magnitude of the loss as a percentage of the cost or amortized cost of the security:

		Total Gross	Decline of Investment Value
	Fair	Unrealized	>15%	>25%	>50%
($ in thousands)	Value	Losses	Amount	Amount	Amount
Unrealized loss for less than 6 months	$359,522	$(10,035)	$(1,750)	$(65)	$(49)
Unrealized loss for over 6 months	74,486	(5,380)	(2,072)	(48)	(89)
Unrealized loss for over 12 months	5,844	(288)	(68)	—	—
Unrealized loss for over 18 months	12	—	—	—	—
Unrealized loss for over 2 years	5,107	(733)	(418)	(179)	—

Total unrealized loss	$444,971	$(16,436)	$(4,308)	$(292)	$(138)

Tower	$407,253	$(15,075)	$(4,030)	$(285)	$(138)
Reciprocal Exchanges	37,718	(1,361)	(278)	(7)	—

Total unrealized loss	$444,971	$(16,436)	$(4,308)	$(292)	$(138)

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

See “Note 6—Investments” in our consolidated financial statements for further information about impairment testing and other-than-temporary impairments.

Corporate and other bonds

The following tables show the fair value and unrealized loss by sector and credit quality rating of our corporate and other bonds in an unrealized loss position at December 31, 2011:

Fair Value	Rating
					BB or	Fair
($ in thousands)	AAA	AA	A	BBB	lower	value
Sector
Financial	$6,971	$70,402	$22,563	$18,201	$21,100	$139,237
Industrial	—	1,010	12,808	15,591	31,467	60,876
Utilities	—	—	—	947	955	1,902

Total fair value	$6,971	$71,412	$35,371	$34,739	$53,522	$202,015

% of fair value	3%	35%	18%	17%	26%	100%

Unrealized Loss	Rating
					BB or	Unrealized
($ in thousands)	AAA	AA	A	BBB	lower	Loss
Sector
Financial	$(71)	$(2,974)	$(422)	$(232)	$(916)	$(4,615)
Industrial	—	(22)	(545)	(376)	(1,343)	(2,286)
Utilities	—	—	—	(13)	(48)	(61)

Total unrealized loss	$(71)	$(2,996)	$(967)	$(621)	$(2,307)	$(6,962)

% of book value	(1%)	(4%)	(3%)	(2%)	(4%)	(3%)

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

Total securitized assets

The following tables show the fair value and unrealized loss by credit quality rating and deal origination year of our commercial mortgage-backed, non-agency residential mortgage-backed and asset-backed securities in an unrealized loss position at December 31, 2011:

Fair Value	Rating
($ in thousands)					BB or	Fair
Deal Origination Year	AAA	AA	A	BBB	Lower	Value
2001—2004	$3,484	$857	$253	$—	$1,554	$6,148
2005—2007	307	15,735	13,398	4,348	13,056	46,844
2008—2010	2,203	948	1,778	—	—	4,929
2011	4,482	5,629	6,235	—	—	16,346

Total fair value	$10,476	$23,169	$21,664	$4,348	$14,610	$74,267

% of fair value	14%	31%	29%	6%	20%	100%

Unrealized losses

	Rating
($ in thousands)					BB or	Unrealized
Deal Origination Year	AAA	AA	A	BBB	Lower	Loss
1998—2004	$(140)	$(67)	$(44)	$—	$(341)	$(592)
2005—2007	—	(356)	(438)	(877)	(704)	(2,375)
2008—2010	(110)	(50)	(8)	—	—	(168)
2011	(18)	(154)	(814)	—	—	(986)

Total unrealized loss	$(268)	$(627)	$(1,304)	$(877)	$(1,045)	$(4,121)

% of book value	(2%)	(3%)	(6%)	(17%)	(7%)	(5%)

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

Commitments

The following table summarizes information about contractual obligations and commercial commitments. The minimum payments under these agreements as of December 31, 2011 were as follows:

	Payments due by period
($ in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Subordinated Debentures	$235.1	$—	$—	$—	$235.1
Interest on subordinated debentures and interest rate swaps	405.1	16.4	32.9	32.9	322.9
Convertible senior notes	150.0	—	150.0	—	—
Interest on convertible senior notes	30.0	7.5	15.0	7.5	—
Credit facility	50.0	50.0	—	—	—
Operating lease obligations	68.6	9.5	17.0	14.4	27.7
Capital lease obligation	39.9	7.8	17.7	14.4	—
Gross loss reserves	1,635.7	666.0	589.3	242.7	137.7
Limited partnership funding commitments	14.7	14.7	—	—	—

Total contractual obligations	$2,629.1	$771.9	$821.9	$311.9	$723.4

At various times over the past nine years we have issued trust preferred securities through wholly-owned Delaware statutory business trusts. The trusts used the proceeds of the sale of the trust preferred securities to third-party investors and common trust securities to Tower to purchase junior subordinated debentures from the Company. The terms of the junior subordinated debentures match the terms of the trust preferred securities. Interest on the junior subordinated debentures and the trust preferred securities is payable quarterly. In some cases, the interest rate is fixed for an initial period of five years after issuance and then floats with changes in the London Interbank Offered Rate (“LIBOR”). In other cases the interest rate floats with LIBOR without any initial fixed-rate period. See “Note 12 – Debt” for the principal terms of the subordinated debentures. The interest on the subordinated debentures is calculated using interest rates in effect at December 31, 2011 for variable rate debentures.

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

Capital

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At December 31, 2011 and December 31, 2010, our capital resources were as follows:

	December 31,
($ in thousands)	2011	2010
Outstanding under credit facility	$50,000	$—
Subordinated debentures	235,058	235,058
Convertible Senior Notes	141,843	139,208
Tower Group, Inc. stockholders’ equity	1,033,799	1,042,962

Total capitalization	$1,460,700	$1,417,228

Ratio of debt to total capitalization	29.2%	26.4%

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Year Ended December 31,
($ in thousands)	2011	2010	2009
Cash provided by (used in):
Operating activities	$82,754	$197,025	$214,711
Investing activities	(104,950)	(260,115)	(175,216)
Financing activities	(3,927)	28,087	(10,866)

Net increase (decrease) in cash and cash equivalents	(26,123)	(35,003)	28,629
Cash and cash equivalents, beginning of year	140,221	175,224	146,595

Cash and cash equivalents, end of period	$114,098	$140,221	$175,224

Comparison of Years Ended December 31, 2011 and 2010

The Company continues to direct excess cash balances to higher yielding investments to maximize investment income. Accordingly, Tower’s cash balances declined from December 31, 2010 to 2011.

For the year ended December 31, 2011, net cash provided by operating activities was $82.8 million as compared to $197.0 million for 2010. The decrease in cash flow for the year ended December 31, 2011 primarily resulted from a $66.2 million cash transfer to provide collateral support for business written on our behalf, claims payments on third quarter 2011 catastrophes and severe storms, tornado losses in the second quarter of 2011 and winter storms in late December 2010. These were partially offset by the receipt of a $22.0 million Federal income tax refund in 2011.

Net cash flows used in investing activities were $105.0 million for the year ended December 31, 2011 compared to $260.1 million used for the year ended December 31, 2010. The year ended December 31, 2011 and 2010 included an increase to fixed assets of $53.6 million and $36.9 million, respectively, primarily related to the build out of new systems. The additional cash outflows in 2010 related to the purchase of OBPL on July 1, 2010. The remaining cash flows in both years relates to purchases and sales of fixed-maturity and equity securities.

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

Adoption of New Accounting Pronouncements

For a discussion of accounting standards, see “Note 3 – Accounting Policies and Basis of Presentation” of Notes to Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tower Group, Inc.,

In our opinion, the accompanying consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011 present fairly, in all material respects, the financial position of Tower Group, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing on page S-1 present fairly, in all material respects, the information set forth therein at December 31, 2011 and 2010, and for each of the years in the two year period ended December 31, 2011 when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for the costs associated with acquiring or renewing insurance contracts in 2011.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 29, 2012, except for the revision discussed in Note 2 to the consolidated financial statements as for which the date is January 16, 2013

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

As discussed in Note 2, the consolidated financial statements for the year ended December 31, 2009 have been amended to reflect certain identified errors and previously uncorrected misstatements. Furthermore, as discussed in Note 3, the consolidated financial statements for the year ended December 31, 2009 have been restated to reflect the Company’s retrospective adoption in 2011 of the Financial Accounting Standards Board’s accounting standard related to accounting for costs associated with acquiring or renewing insurance contracts.

/s/ Johnson Lambert LLP

Falls Church, Virginia

March 1, 2010, except for Note 21, as to which the date is March 1, 2011, Note 3, as to which the date is February 29, 2012 and Note 2, as to which the date is January 16, 2013

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Group, Inc.

Consolidated Balance Sheets

	December 31,
($ in thousands, except par value and share amounts)	2011	2010
Assets
Investments - Tower
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $2,046,932 and $1,969,537)	$2,153,620	$2,041,557
Equity securities (cost of $91,069 and $91,218)	87,479	90,317
Short-term investments (cost of $0 and $1,560)	—	1,560
Other invested assets	44,347	—
Investments—Reciprocal Exchanges
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $288,180 and $338,494)	300,054	341,054
Equity securities (cost of $1,965 and $0)	1,866	—

Total investments	2,587,366	2,474,488
Cash and cash equivalents (includes $666 and $2,796 relating to Reciprocal Exchanges)	114,098	140,221
Investment income receivable (includes $2,978 and $3,021 relating to Reciprocal Exchanges)	26,782	23,870
Premiums receivable (includes $44,171 and $53,953 relating to Reciprocal Exchanges)	426,432	407,556
Reinsurance recoverable on paid losses (includes $5,670 and $2,167 relating to Reciprocal Exchanges)	23,903	18,214
Reinsurance recoverable on unpaid losses (includes $11,253 and $11,384 relating to Reciprocal Exchanges)	319,664	282,682
Prepaid reinsurance premiums (includes $14,685 and $17,919 relating to Reciprocal Exchanges)	54,037	77,627
Deferred acquisition costs, net (includes $11,866 and $18,206 relating to Reciprocal Exchanges)	168,858	164,123
Intangible assets (includes $4,839 and $5,504 relating to Reciprocal Exchanges)	114,920	123,820
Goodwill	245,548	245,548
Other assets (includes $2,685 and $5,808 relating to Reciprocal Exchanges)	376,050	230,761

Total assets	$4,457,658	$4,188,910

Liabilities
Loss and loss adjustment expenses (includes $136,274 and $171,315 relating to Reciprocal Exchanges)	$1,632,113	$1,610,421
Unearned premium (includes $102,991 and $123,949 relating to Reciprocal Exchanges)	893,176	872,026
Reinsurance balances payable (includes $3,466 and $3,402 relating to Reciprocal Exchanges)	20,794	35,037
Funds held under reinsurance agreements	96,726	93,153
Other liabilities (includes $10,035 and $9,384 relating to Reciprocal Exchanges)	289,394	143,785
Deferred income taxes (includes $18,907 and $17,575 relating to Reciprocal Exchanges)	37,375	13,070
Debt	426,901	374,266

Total liabilities	3,396,479	3,141,758
Contingencies (Note 17)	—	—
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 46,448,341 and 45,742,342 shares issued, and 39,221,102 and 41,485,678 shares outstanding)	465	457
Treasury stock (7,227,239 and 4,256,664 shares)	(158,185)	(91,779)
Paid-in-capital	772,938	763,064
Accumulated other comprehensive income	63,053	48,279
Retained earnings	355,528	322,941

Tower Group, Inc. stockholders’ equity	1,033,799	1,042,962

Noncontrolling interests	27,380	4,190

Total stockholders’ equity	1,061,179	1,047,152

Total liabilities and stockholders’ equity	$4,457,658	$4,188,910

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
(in thousands, except per share amounts)	2011	2010	2009
Revenues
Net premiums earned	$1,593,850	$1,292,669	$854,711
Ceding commission revenue	33,968	39,303	42,702
Insurance services revenue	1,570	2,169	5,123
Policy billing fees	10,534	6,255	2,965
Net investment income	126,474	107,265	74,866
Net realized investment gains (losses):
Other-than-temporary impairments	(3,509)	(14,930)	(45,380)
Portion of loss recognized in other comprehensive income	264	11,909	20,722
Other net realized investment gains	12,639	17,674	24,989

Total net realized investment gains (losses)	9,394	14,653	331

Total revenues	1,775,790	1,462,314	980,698
Expenses
Loss and loss adjustment expenses	1,055,249	784,023	475,497
Direct and ceding commission expense	309,826	267,872	204,704
Other operating expenses	280,447	231,381	149,775
Acquisition-related transaction costs	360	2,369	14,038
Interest expense	34,290	24,223	17,631

Total expenses	1,680,172	1,309,868	861,645
Other income (expense)
Equity in income (loss) of unconsolidated affiliate	—	—	(777)
Gain on investment in acquired unconsolidated affiliate	—	—	7,388
Gain on bargain purchase	—	—	12,720

Income before income taxes	95,618	152,446	138,384
Income tax expense	24,142	52,168	43,660

Net income	$71,476	$100,278	$94,724
Less: Net income (loss) attributable to Noncontrolling interests	10,995	(6,078)	—

Net income attributable to Tower Group, Inc.	$60,481	$106,356	$94,724

Net income	$71,476	$100,278	$94,724
Cumulative effect of adjustment resulting from adoption of new accounting guidance	—	—	(2,497)
Gross unrealized investment holding gains (losses) arising during periods	50,587	34,003	108,879
Gross unrealized gain (loss) on interest rate swaps	(10,541)	3,223	—
Equity in net unrealized gains on investment in unconsolidated affiliate’s investment portfolio	—	—	3,124
Less: Reclassification adjustment for (gains) losses included in net income	(9,394)	(14,653)	(331)
Income tax benefit (expense) related to items of other comprehensive income	(5,684)	(6,923)	(37,566)

Comprehensive income	$96,444	$115,928	$166,333
Less: Comprehensive income (loss) attributable to Noncontrolling interests	21,189	(3,432)	—

Comprehensive income attributable to Tower Group, Inc.	75,255	119,360	166,333

Earnings per share attributable to Tower Group, Inc. stockholders:
Basic	$1.48	$2.45	$2.41
Diluted	$1.48	$2.44	$2.39

Weighted average common shares outstanding:
Basic	40,833	43,462	39,363
Diluted	40,931	43,648	39,581

Dividends declared and paid per common share	$0.69	$0.39	$0.26

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated Other			Total
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Noncontrolling	Stockholders’
(in thousands)	Shares	Amount	Stock	Capital	Income (loss)	Earnings	Interests	Equity
Balance at December 31, 2008, as previously reported	23,408	$234	$(1,026)	$208,094	$(37,208)	$163,573	$—	$333,667
Cumulative effect of adjustment resulting from adoption of new accounting guidance, net of income tax	—	—	—	—		(16,044)	—	(16,044)

Adjusted balance at December 31, 2008	23,408	234	(1,026)	208,094	(37,208)	147,529	—	317,623
Cumulative effect of adjustment resulting from adoption of new accounting guidance, net of income tax	—	—	—	—	(1,623)	1,623	—	—
Dividends declared	—	—	—	—	—	(10,740)	—	(10,740)
Stock based compensation	346	3	(1,059)	6,664	—	—	—	5,608
Issuance of common stock	21,338	214	—	527,292	—	—	—	527,506
Fair value of outstanding CastlePoint and SUA stock options	—	—	—	9,918	—	—	—	9,918
Warrant exercise	—	—	90	(90)	—	—	—	—
Net income	—	—	—	—	—	94,724	—	94,724
Net unrealized appreciation on securities available for sale, net of income tax	—	—	—	—	74,106	—	—	74,106

Balance at December 31, 2009	45,092	$451	$(1,995)	$751,878	$35,275	$233,136	$—	$1,018,745

Dividends declared	—	—	—	—	—	(16,551)	—	(16,551)
Stock based compensation	650	6	(1,750)	10,276	—	—	—	8,532
Repurchase of common stock	—	—	(88,034)	—	—	—	—	(88,034)
Reciprocal Exchanges’ equity on July 1,
2010, date of consolidation	—	—	—	—	—	—	7,622	7,622
Equity component of convertible senior notes issuance, net of income tax and issue costs	—	—	—	7,055	—	—	—	7,055
Convertible senior notes hedge transactions, net of tax	—	—	—	(9,945)	—	—	—	(9,945)
Warrants issued related to convertible senior notes issuance	—	—	—	3,800	—	—	—	3,800
Unrealized gain on interest rate swaps, net of income tax	—	—	—	—	2,113	—	—	2,113
Net income	—	—	—	—	—	106,356	(6,078)	100,278
Net unrealized appreciation on securities available for sale, net of income tax	—	—	—	—	10,891	—	2,646	13,537

Balance at December 31, 2010	45,742	$457	$(91,779)	$763,064	$48,279	$322,941	$4,190	$1,047,152

Dividends declared	—	—	—	—	—	(27,894)	—	(27,894)
Stock based compensation	706	8	(1,834)	10,657	—	—	—	8,831
Deferred taxes on stock option activity	—	—	—	(783)	—	—	—	(783)
Repurchase of common stock	—	—	(64,572)	—	—	—	—	(64,572)
Unrealized gain (loss) on interest rate swap, net of tax	—	—	—	—	(6,837)	—	—	(6,837)
Net income	—	—	—	—	—	60,481	10,995	71,476
Net unrealized appreciation on securities available for sale, net of income tax	—	—	—	—	21,611	—	10,194	31,805
Noncontrolling interest in acquired consolidated partnership	—	—	—	—	—	—	2,001	2,001

Balance at December 31, 2011	46,448	$465	$(158,185)	$772,938	$63,053	$355,528	$27,380	$1,061,179

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2011	2010	2009
Cash flows provided by (used in) operating activities:
Net income	$71,476	$100,278	$94,724
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain on investment in acquired unconsolidated affiliate	—	—	(7,388)
Gain on bargain purchase	—	—	(12,720)
Acquisition-related transaction costs	—	2,369	14,038
Net realized investment (gains) losses	(9,394)	(14,653)	(331)
Depreciation and amortization	30,940	21,634	19,344
Amortization of bond premium or discount	9,239	2,237	100
Amortization of restricted stock	10,292	8,694	5,608
Deferred income taxes	8,653	59,556	(2,753)
Changes in operating assets and liabilities:
Investment income receivable	(2,912)	(3,598)	(5,785)
Premiums receivable	(20,232)	13,574	164,382
Reinsurance recoverable	(42,671)	(30,621)	147,547
Prepaid reinsurance premiums	23,590	45,024	89,571
Deferred acquisition costs, net	(4,735)	3,359	(7,477)
Other assets	(45,592)	(64,594)	6,731
Loss and loss adjustment expenses	21,692	76,166	(94,258)
Unearned premium	21,150	(23,269)	(54,390)
Reinsurance balances payable	(14,243)	(61,249)	(102,340)
Funds held under reinsurance agreements	3,573	79,416	(21,628)
Other liabilities	21,928	(17,298)	(18,264)

Net cash flows provided by operations	82,754	197,025	214,711

Cash flows provided by (used in) investing activities:
Net cash (used in) acquired from acquisitions	2,274	(171,907)	226,729
Purchase of fixed assets	(53,568)	(36,905)	(26,299)
Purchase—fixed-maturity securities	(2,019,603)	(2,024,965)	(1,244,713)
Purchase—equity securities	(819,180)	(96,439)	(85,777)
Short-term investments, net	1,560	561,827	(31,766)
Purchase of other invested assets	(42,346)	—	—
Sale or maturity—fixed-maturity securities	2,032,027	1,427,528	936,028
Sale—equity securities	793,886	80,746	50,582

Net cash flows provided by (used in) investing activities	(104,950)	(260,115)	(175,216)

Cash flows provided by (used in) financing activities:
Proceeds from credit facility borrowings	67,000	56,000	—
Repayment of credit facility borrowings	(17,000)	(56,000)	—
Proceeds from capital lease financing	39,839	—	—
Proceeds from convertible senior notes	—	145,634	—
Payments for convertible senior notes hedge	—	(15,300)	—
Proceeds from issuance of warrants	—	3,800	—
Exercise of stock options and warrants	373	1,590	742
Excess tax benefits from share-based payment arrangements	161	(1,302)	191
Treasury stock acquired-net employee share-based compensation	(1,834)	(1,750)	(1,059)
Repurchase of Common Stock	(64,572)	(88,034)	—
Dividends paid	(27,894)	(16,551)	(10,740)

Net cash flows provided by (used in) financing activities	(3,927)	28,087	(10,866)

Increase (decrease) in cash and cash equivalents	(26,123)	(35,003)	28,629
Cash and cash equivalents, beginning of period	140,221	175,224	146,595

Cash and cash equivalents, end of period	$114,098	$140,221	$175,224

	Year Ended December 31,
	2011	2010	2009
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,000	$29,000	$61,521
Cash paid for interest	25,880	19,834	18,053
Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions	$—	$—	$527,505
Value of stock options at date of acquisitions	—	—	9,918

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

Note 2—Revision of Previously Issued Financial Statements

In the three month period ended March 31, 2012, the Company recorded an adjustment to correct its deferred tax liabilities at December 31, 2011, as reported and disclosed in its Forms 10-Q for the three month, six month and nine month periods ended March 31, 2012, June 30, 2012 and September 30, 2012, respectively. This adjustment pertained to deferred income tax accounting associated with certain 2009 and 2010 acquisitions. Management concluded this adjustment was not material to the 2011, 2010 and 2009 consolidated financial statements. However, management has concluded its 2012 Forms 10-Q need to be restated.

Accordingly, management is revising and amending its previously issued financial statements for 2011, 2010 and 2009 to correct for these tax items by recording them in the periods in which they arose. The Company is also revising its consolidated financial statements to correct for other immaterial errors, individually and in the aggregate, which the Company originally recorded in the periods they were identified.

These corrections relate primarily to the following areas:

Deferred income tax liabilities: A summary of the adjustments to deferred income taxes is as follows:

	As of December 31,
(in millions)	2011	2010
CastlePoint acquisition	$(3.1)	$(3.1)
Reciprocal Exchanges – valuation allowance	(4.6)	(4.6)
Reciprocal Exchanges – surplus note	18.7	18.7
Other	(3.0)	4.3

	$8.0	$15.3

December 31, 2011 and 2010 deferred income tax liabilities were reduced by $3.1 million due to changes in the initial estimate of deferred taxes associated with the 2009 CastlePoint Holding, Ltd. (“CastlePoint”) acquisition. The correction of this error resulted in a reduction to goodwill.

As of December 31, 2011 and 2010, deferred income tax liabilities were reduced $4.6 million due to a correction in the Reciprocal Exchanges’ deferred tax valuation allowance. The Company should have released $4.6 million of the valuation allowance in 2010 when the related deferred tax asset was reduced. This deferred tax asset and related valuation allowance were recorded in connection with the initial consolidation of the Reciprocal Exchanges on July 1, 2010. This correction increases 2010 consolidated net income, but has no impact on net income attributable to Tower Group, Inc.

Also, as of December 31, 2011 and 2010, the Company did not record a deferred income tax liability associated with the Reciprocal Exchanges’ surplus notes obligations (see “Note 4 – Acquisitions” for discussion on the Reciprocal Exchanges and the surplus notes). On consolidation of the Reciprocal Exchanges, the Company should have accounted for the book basis versus tax basis differences on surplus note obligations in its deferred taxes. This correction decreases noncontrolling interests’ equity, but has no effect on stockholders’ equity attributable to Tower Group, Inc. as of December 31, 2011 and 2010.

Other corrections made to deferred income tax liabilities resulted from reclassification adjustments between current income tax receivables (reported within other assets), correcting the deferred taxes on the investment unrealized gains (losses), and the deferred income tax effect of recording certain immaterial adjustments to the statement of income.

Goodwill: As of December 31, 2011 and 2010, goodwill was overstated by $4.5 million. $3.1 million is attributed to the deferred tax liability corrections discussed in “Deferred income taxes” above relating to the CastlePoint acquisition in 2009. The Company also reduced goodwill by $1.4 million attributed to other fair value and purchase price adjustments on 2009 and 2010 acquisitions.

Premiums receivables: As of December 31, 2011 and 2010, the Company reclassified $17.8 million and $20.0 million, respectively, of certain commission expense payables to other liabilities. These amounts had historically been netted against premiums receivables.

Other Assets and other liabilities: Other assets were adjusted primarily for the correction of current tax receivables, the offset of which are either recorded as a reclassification to deferred income tax asset / liabilities. In addition, the current income tax expense relating to certain of the income statement corrections are also reported as an adjustment within other assets. Other liabilities were adjusted primarily for the reclassification of certain commission expense payables from premiums receivables as well as certain other reclassifications with other assets.

Tower Group, Inc.

Notes to Consolidated Financial Statements

The effect of the revisions on the balance sheet is shown in the table below:

	As of December 31, 2011			As of December 31, 2010
($ in thousands, except par value and share amounts)	As Previously Filed	Revised	Effect of Adjustments	As Previously Filed	Revised	Effect of Adjustments
Assets
Total investments	$2,587,366	$2,587,366	—	$2,474,488	$2,474,488	$—
Cash and cash equivalents	114,098	114,098	—	140,221	140,221	—
Investment income receivable	26,782	26,782	—	23,562	23,870	308
Premiums receivable	408,626	426,432	17,806	387,584	407,556	19,972
Reinsurance recoverable on paid losses	23,903	23,903	—	18,214	18,214	—
Reinsurance recoverable on unpaid losses	319,664	319,664	—	282,682	282,682	—
Prepaid reinsurance premiums	54,037	54,037	—	77,627	77,627	—
Deferred acquisition costs, net	168,858	168,858	—	164,123	164,123	—
Intangible assets	114,920	114,920	—	123,820	123,820	—
Goodwill	250,103	245,548	(4,555)	250,103	245,548	(4,555)
Other assets	373,838	376,050	2,212	230,405	230,761	356

Total assets	$4,442,195	$4,457,658	$15,463	$4,172,829	$4,188,910	$16,081

Liabilities
Loss and loss adjustment expenses	$1,632,113	$1,632,113	$—	$1,610,421	$1,610,421	$—
Unearned premium	893,176	893,176	—	872,026	872,026	—
Reinsurance balances payable	20,794	20,794	—	35,037	35,037	—
Funds held under reinsurance agreements	96,726	96,726	—	93,153	93,153	—
Other liabilities	266,155	289,394	23,239	122,333	143,785	21,452
Deferred income taxes	29,337	37,375	8,038	(2,245)	13,070	15,315
Debt	426,901	426,901	—	374,266	374,266	—

Total liabilities	3,365,202	3,396,479	31,277	3,104,991	3,141,758	36,767
Stockholders’ equity
Common stock	465	465	—	457	457	—
Treasury stock	(158,185)	(158,185)	—	(91,779)	(91,779)	—
Paid-in-capital	772,938	772,938	—	763,064	763,064	—
Accumulated other comprehensive income	62,244	63,053	809	48,883	48,279	(604)
Retained earnings	356,680	355,528	(1,152)	324,376	322,941	(1,435)

Tower Group, Inc. stockholders’ equity	1,034,142	1,033,799	(343)	1,045,001	1,042,962	(2,039)

Noncontrolling interests	42,851	27,380	(15,471)	22,837	4,190	(18,647)

Total stockholders’ equity	1,076,993	1,061,179	(15,814)	1,067,838	1,047,152	(20,686)

Total liabilities and stockholders’ equity	$4,442,195	$4,457,658	$15,463	$4,172,829	$4,188,910	$16,081

The effect of the revision on the components of stockholders’ equity as of December 31, 2009 and 2008 is as follows:

	As of December 31, 2009			As of December 31, 2008
(in thousands)	As Previously Filed	Revised	Effect of Adjustments	As Previously Filed	Revised	Effect of Adjustments
Stockholders equity:
Common stock	$451	$451	$—	$234	$234	$—
Treasury stock	(1,995)	(1,995)	—	(1,026)	(1,026)	—
Paid-in-capital	751,878	751,878	—	208,094	208,094	—

Accumulated other comprehensive income	34,554	35,275	721	(37,498)	(37,208)	290
Retained earnings	237,037	233,136	(3,901)	149,356	147,529	(1,827)

Tower Group, Inc. stockholders’ equity	$1,021,925	$1,018,745	$(3,180)	$319,160	$317,623	$(1,537)

Tower Group, Inc.

Notes to Consolidated Financial Statements

The effect of the revision on the consolidated statements of operations is shown in the table below:

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
($ in thousands)	As Previously Filed	Revised	Effect of Adjustments	As Previously Filed	Revised	Effect of Adjustments	As Previously Filed	Revised	Effect of Adjustments
Revenues
Net premiums earned	$1,593,850	$1,593,850	$—	$1,292,669	$1,292,669	$—	$854,711	$854,711	$—
Ceding commission revenue	33,968	33,968	—	38,068	39,303	1,235	43,937	42,702	(1,235)
Insurance services revenue	1,570	1,570	—	2,169	2,169	—	5,123	5,123	—
Policy billing fees	10,534	10,534	—	6,255	6,255	—	2,965	2,965	—
Net investment income	127,649	126,474	(1,175)	106,090	107,265	1,175	74,866	74,866	—
Net realized investment gains (losses):
Other-than-temporary impairments	(3,509)	(3,509)	—	(16,100)	(14,930)	1,170	(44,210)	(45,380)	(1,170)
Portion of loss recognized in other comprehensive income	264	264	—	11,909	11,909	—	20,722	20,722	—
Other net realized investment gains	12,639	12,639	—	17,674	17,674	—	24,989	24,989	—

Total net realized investment gains (losses)	9,394	9,394	—	13,483	14,653	1,170	1,501	331	(1,170)

Total revenues	1,776,965	1,775,790	(1,175)	1,458,734	1,462,314	3,580	983,103	980,698	(2,405)
Expenses
Loss and loss adjustment expenses	1,055,249	1,055,249	—	784,023	784,023	—	475,497	475,497	—
Direct and ceding commission expense	311,328	309,826	(1,502)	267,209	267,872	663	204,565	204,704	139
Other operating expenses	278,275	280,447	2,172	230,489	231,381	892	149,127	149,775	648
Acquisition-related transaction costs	360	360	—	2,369	2,369	—	14,038	14,038	—
Interest expense	34,462	34,290	(172)	24,594	24,223	(371)	18,122	17,631	(491)

Total expenses	1,679,674	1,680,172	498	1,308,684	1,309,868	1,184	861,349	861,645	296
Other income (expense)
Equity in income (loss) of unconsolidated affiliate	—	—	—	—	—	—	(777)	(777)	—
Gain on investment in acquired unconsolidated affiliate	—	—	—	—	—	—	7,388	7,388	—
Gain on bargain purchase	—	—	—	—	—	—	13,186	12,720	(466)
Other	—	—	—	(466)	—	466	—	—	—

Income before income taxes	97,291	95,618	(1,673)	149,584	152,446	2,862	141,551	138,384	(3,167)
Income tax expense	25,186	24,142	(1,044)	50,373	52,168	1,795	44,753	43,660	(1,093)

Net income	$72,105	$71,476	$(629)	$99,211	$100,278	$1,067	$96,798	$94,724	$(2,074)
Less: Net income (loss) attributable to Noncontrolling interests	11,907	10,995	(912)	(4,679)	(6,078)	(1,399)	—	—	—

Net income attributable to Tower Group, Inc.	$60,198	$60,481	$283	$103,890	$106,356	$2,466	$96,798	$94,724	$(2,074)

Comprehensive income	91,572	96,444	4,872	115,207	115,928	721	167,103	166,333	(770)
Less: Comprehensive income (loss) attributable to Noncontrolling interests	18,013	21,189	3,176	(3,014)	(3,432)	(418)	—	—	—

Comprehensive income attributable to Tower Group, Inc.	73,559	$75,255	$1,696	118,221	119,360	1,139	167,103	166,333	(770)

Earnings per share attributable to Tower Group, Inc. stockholders:
Basic	$1.47	$1.48	$.01	$2.39	2.45	0.06	2.46	2.41	(0.05)
Diluted	$1.47	$1.48	$.01	$2.38	2.44	0.06	2.45	2.39	(0.06)

Tower Group, Inc.

Notes to Consolidated Financial Statements

The effect of the revision on the consolidated statement of cash flows is shown in the table below:

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
($ in thousands)	As Previously Filed	Revised	Effect of Adjustments (a)	As Previously Filed	Revised	Effect of Adjustments	As Previously Filed	Revised	Effect of Adjustments
Cash provided by (used in):
Operating activities	$85,028	$82,754	$(2,274)	$197,025	$197,025	$—	$214,711	$214,711	$—
Investing activities	(107,224)	(104,950)	2,274	(260,115)	(260,115)	—	(175,216)	(175,216)	—
Financing activities	(3,927)	(3,927)	—	28,087	28,087	—	(10,866)	(10,866)	—

Net increase (decrease) in cash and cash equivalents	(26,123)	(26,123)	—	(35,003)	(35,003)	—	28,629	28,629	—
Cash and cash equivalents, beginning of year	140,221	140,221	—	175,224	175,224	—	146,595	146,595	—

Cash and cash equivalents, end of period	$114,098	$114,098	$—	$140,221	$140,221	$—	$175,224	$175,224	$—

(a)	Amount relates to finalization of fair value and purchase price adjustments on 2010 acquisitions.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Note 3—Accounting Policies and Basis of Presentation

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

Cash amounts presented on the consolidated balance sheet at December 31, 2010 and the consolidated statements of cash flows for the year ended December 31, 2010 have been revised to present book overdrafts representing outstanding checks in excess of funds on deposit with individual financial institutions within other liabilities. These balances have previously been reported in cash and cash equivalents. This revision increased cash and cash equivalents and other liabilities by $37.3 million as of December 31, 2010 and net cash flows provided by operations by $27.0 million for the year ended December 31, 2010. These reclassifications were recorded in the originally filed Form 10-K on February 29, 2012.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

Fair value for fixed-maturity securities and equity securities is primarily based on quoted market prices or a matrix pricing using observable inputs, with limited exceptions as discussed in “Note 7 – Fair Value Measurements”. Changes in unrealized gains and losses, net of tax effects, are reported as a separate component of other comprehensive income while cumulative unrealized gains and losses are reported net of tax effects within accumulated other comprehensive income in stockholders’ equity. Realized gains and losses are determined on the specific identification method. Investment income is recorded when earned and includes the amortization of premium and discount on investments.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

Premiums Receivable

Premiums receivable represent amounts due from insureds and reinsureds for insurance coverage and are presented net of an allowance for doubtful accounts of $2.5 million and $2.1 million at December 31, 2011 and 2010, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable of $5.2 million, $1.8 million and $0.9 million were written off in 2011, 2010 and 2009, respectively.

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

The value of business acquired (“VOBA”) is an intangible asset relating to the estimated fair value of the unexpired insurance policies acquired in a business combination. VOBA is determined at the time of a business combination and is reported on the consolidated balance sheet with DAC and is amortized in proportion to the timing of the estimated underwriting profit associated with the in force policies acquired. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable. See “Note 9 – Deferred Acquisition Costs” for additional information regarding deferred acquisition costs.

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

Fixed Assets

Furniture, leasehold improvements, computer equipment, and software, including internally developed software, are reported at cost less accumulated depreciation and amortization. Gross fixed assets were $176.4 million and $174.4 million as of December 31, 2011 and 2010, respectively. Capitalized leases of $41.0 million were included in this amount as at December 31, 2011. Accumulated depreciation and amortization of $56.5 million and $86.0 million were recorded as of December 31, 2011 and 2010, respectively. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. The Company estimates the useful life for computer equipment to be three years, computer software, three to seven years, furniture and other equipment seven years and leasehold improvements is the term of the lease. Depreciation and amortization expense of $22.0 million, $15.4 million and $12.9 million were recorded for the years ended December 31, 2011, 2010 and 2009, respectively. Fixed assets are recorded in Other Assets on the balance sheet.

Variable Interest Entities

The Company consolidates the Reciprocal Exchanges as it has determined that these are variable interest entities and that the Company is the primary beneficiary. See “Note 5 – Variable Interest Entities” for more details.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

Statutory Accounting Principles

The Company’s insurance subsidiaries are required to prepare statutory basis financial statements in accordance with practices prescribed or permitted by the state or country in which they are domiciled. See “Note 18 – Statutory Financial Information and Accounting Policies” for more details.

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

Accounting Pronouncements

Accounting guidance adopted in 2011

Guidance issued by the Financial Accounting Standards Board (“FASB”) in January 2010 requires additional disclosure about the gross activity within Level 3 of the fair value hierarchy within GAAP as opposed to the net disclosure previously required. This disclosure is included in “Note 7 – Fair Value Measurements”.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

Adoption of this guidance affected the carrying value of the categories of acquisition costs included within the 2010 caption “Deferred acquisition costs, net” as follows:

	December 31, 2010
($ in thousands)	As Originally Reported (1)	Effect of Change	As Currently Reported (2)
Commissions	$140,940	$—	$140,940
Taxes and assessments	27,947	—	27,947
Other deferred acquisition expenses	93,788	(78,701)	15,087
Deferred ceding commission revenue	(19,851)	—	(19,851)

Deferred acquisition costs, net	$242,824	$(78,701)	$164,123

1 - “As Originally Reported” amounts have been adjusted for the effects of the revisions described in “Note 2—Revision of previously published financial information”

2 - “As Currently Reported” amounts represent the amounts reported after the effects of the revisions described in “Note 2—Revision of previously published financial information.”

The effect of adoption of this new guidance on the consolidated balance sheet as of December 31, 2010 and on stockholders’ equity as of December 31, 2009 was as follows:

($ in thousands)	As Originally Reported (1)	Effect of Change	As Currently Reported (2)
December 31, 2010
Deferred acquisition costs, net	$242,824	$(78,701)	$164,123
Deferred income tax (liability) asset	(40,484)	27,414	(13,070)
Retained earnings	365,578	(42,637)	322,941
Tower Group, Inc. stockholders’ equity	1,085,599	(42,637)	1,042,962
Noncontrolling interests—Reciprocal Exchanges	12,840	(8,650)	4,190
Total stockholders’ equity	1,098,439	(51,287)	1,047,152

December 31, 2009
Retained earnings	261,712	(28,576)	233,136
Tower Group, Inc. stockholders’ equity	1,047,321	(28,576)	1,018,745

December 31, 2008
Retained earnings	163,573	(16,044)	147,529
Tower Group, Inc. stockholders’ equity	333,667	(16,044)	317,623

1 - “As Originally Reported” amounts have been adjusted for the effects of the revisions described in “Note 2—Revision of previously published financial information”

2 - “As Currently Reported” amounts represent the amounts reported after the effects of the revisions described in “Note 2—Revision of previously published financial information.”

The effect of adoption of this new guidance on the consolidated income statement for the year ended December 31, 2010 was as follows:

	Year Ended December 31, 2010
($ in thousands, except per share amounts)	As Originally Reported (1)	Effect of Change	As Currently Reported (2)
Other operating expenses	$196,653	$34,738	$231,381
Income tax expense	64,195	(12,027)	52,168
Net income attributable to Tower Group, Inc.	120,417	(14,061)	106,356
Earnings per share attributable to Tower Group, Inc.
Basic	$2.77	$(0.32)	$2.45
Diluted	$2.76	$(0.32)	$2.44

1 - “As Originally Reported” amounts have been adjusted for the effects of the revisions described in “Note 2—Revision of previously published financial information”

2 - “As Currently Reported” amounts represent the amounts reported after the effects of the revisions described in “Note 2—Revision of previously published financial information.”

Tower Group, Inc.

Notes to Consolidated Financial Statements

The effect of adoption of this new guidance on the consolidated income statement for the year ended December 31, 2009 was as follows:

	Year Ended December 31, 2009
($ in thousands, except per share amounts)	As Originally Reported (1)	Effect of Change	As Currently Reported (2)
Other operating expenses	$130,494	$19,281	$149,775
Income tax expense	50,409	(6,749)	43,660
Net income attributable to Tower Group, Inc.	107,256	(12,532)	94,724
Earnings per share attributable to Tower Group, Inc.
Basic	$2.73	$(0.32)	$2.41
Diluted	$2.70	$(0.31)	$2.39

1 - “As Originally Reported” amounts as adjusted for the effects of the revisions described in “Note 2—Revision of previously published financial information”

2 - “As Currently Reported” amounts represent amounts reported after the effects of the revisions described in “Note 2—Revision of previously published financial information.”

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

Note 4—Acquisitions

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

Under the terms of the Agreement, the Company acquired Massachusetts Homeland Insurance Company (“MHIC”), York Insurance Company of Maine (“York”) and two management companies (collectively the “Stock Companies”). The management companies are the attorneys-in-fact for the Reciprocal Exchanges. Tower purchased $102 million principal of surplus notes issued by the Reciprocal Exchanges (the “surplus notes”). In addition, Tower also reinsured the personal lines business written by other subsidiaries of OneBeacon not acquired by Tower. The total consideration paid for OBPL was 164.8 million.

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

The following presents assets acquired and liabilities assumed from the OBPL acquisition, including the assets and liabilities of the Reciprocal Exchanges, based on their fair values as of July 1, 2010. See “Note 5 – Variable Interest Entities (“VIEs”)” for a description of accounting for the Reciprocal Exchanges.

($ in thousands)	Stock Companies and Surplus Notes	Reciprocal Exchanges	Total
Assets
Investments	$238,846	$292,773	$531,619
Surplus notes	77,200	—	77,200
Cash and cash equivalents	7	9,023	9,030
Receivables	47,266	44,758	92,024
Prepaid reinsurance premiums	13,330	14,503	27,833
Reinsurance recoverable on paid losses	—	5,634	5,634
Reinsurance recoverable on unpaid losses	37,292	12,843	50,135
Deferred acquisition costs / VOBA	23,492	17,301	40,793
Deferred income taxes	10,370	—	10,370
Intangibles	59,900	5,900	65,800
Other assets	12,291	3,597	15,888
Liabilities
Loss and loss adjustment expenses	(230,775)	(171,495)	(402,270)
Unearned premium	(125,205)	(111,150)	(236,355)
Deferred income taxes	—	(18,333)	(18,333)
Surplus notes	—	(77,200)	(77,200)
Other liabilities	(3,970)	(20,532)	(24,502)

Net assets acquired	$160,044	$7,622	167,666

Purchase consideration	164,294

Goodwill	$4,250

All goodwill associated with the OBPL acquisition has been allocated to the Personal Insurance segment.

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

The following table presents the fair value of assets acquired and liabilities assumed as of November 13, 2009, the closing date of the acquisition:

($ in thousands)	Total
Assets
Investments	$246,249
Cash and cash equivalents	54,377
Receivables	62,039
Prepaid reinsurance premiums	1,930
Reinsurance recoverable	73,888
Deferred acquisition costs/VOBA	17,149
Deferred income taxes	10,984
Intangibles	11,930
Other assets	21,133
Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	(252,905)
Unearned premium	(98,577)
Other liabilities	(28,814)

Net assets acquired	$119,383

Total purchase consideration	106,663

Gain on bargain purchase	$(12,720)

The Company began consolidating the financial results of SUA as of the date of acquisition. As the fair value of net assets acquired was in excess of the total purchase consideration, the gain on bargain purchase of $12.7 million shown in the schedule above has been recognized in other income for the year ended December 31, 2009.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

The following presents assets acquired and liabilities assumed with the acquisition of CastlePoint, based on their fair values as of February 5, 2009, the closing date of this acquisition:

($ in thousands)	Total
Assets
Investments	$486,034
Cash and cash equivalents	307,632
Receivables	211,464
Prepaid reinsurance premiums	23,424
Reinsurance recoverable	8,249
Deferred acquisition costs / VOBA	68,231
Deferred income taxes	24,522
Intangibles	9,100
Other assets	7,448
Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	(291,076)
Unearned premium	(242,365)
Other liabilities	(130,623)
Subordinated debt	(134,022)

Net assets acquired	$348,018

Purchase consideration	535,177

Goodwill	$187,159

Note 5–Variable Interest Entities (“VIEs”)

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010, the Reciprocal Exchanges results of operations were as follows:

	Year Ended December 31,
($ in thousands)	2011	2010
Underwriting revenues	$194,509	$96,142
Investment income	12,846	5,118
Net realized investment gains	2,414	(257)

Total revenues	209,769	101,003

Losses and underwriting expenses	189,137	105,186
Interest expense	6,455	3,358

Total expenses	195,592	108,544

Income tax expense (benefit)	3,182	(1,463)

Net income (loss)	$10,995	$(6,078)

Tower Group, Inc.

Notes to Consolidated Financial Statements

Note 6—Investments

The cost or amortized cost and fair value of the Company’s investments in fixed maturity and equity securities, gross unrealized gains and losses, and other-than-temporary impairment losses as of December 31, 2011 and December 31, 2010 are summarized as follows:

	Cost or	Gross	Gross		Unrealized
	Amortized	Unrealized	Unrealized	Fair	OTTI
($ in thousands)	Cost	Gains	Losses	Value	Losses (1)
December 31, 2011
U.S. Treasury securities	$154,430	$1,725	$(13)	$156,142	$—
U.S. Agency securities	114,411	2,779	—	117,190	—
Municipal bonds	688,192	48,777	(255)	736,714	—
Corporate and other bonds
Finance	331,917	9,201	(4,615)	336,503	—
Industrial	388,139	22,198	(2,287)	408,050	—
Utilities	30,164	3,067	(61)	33,170	—
Commercial mortgage-backed securities	232,877	22,854	(2,564)	253,167	(483)
Residential mortgage-backed securities
Agency backed securities	304,876	15,401	(1)	320,276	—
Non-agency backed securities	29,907	2,603	(901)	31,609	(695)
Asset-backed securities	60,199	1,309	(655)	60,853	—

Total fixed-maturity securities	2,335,112	129,914	(11,352)	2,453,674	(1,178)
Preferred stocks, principally financial sector	24,083	317	(890)	23,510	—
Common stocks, principally financial and industrial sectors	68,951	1,078	(4,194)	65,835	—
Short-term investments	—	—	—	—	—

Total, December 31, 2011	$2,428,146	$131,309	$(16,436)	$2,543,019	$(1,178)

Tower	$2,138,001	$118,173	$(15,075)	$2,241,099	$(1,178)
Reciprocal Exchanges	290,145	13,136	(1,361)	301,920	—

Total, December 31, 2011	$2,428,146	$131,309	$(16,436)	$2,543,019	$(1,178)

December 31, 2010
U.S. Treasury securities	$177,060	$1,258	$(64)	$178,254	$—
U.S. Agency securities	26,504	758	(34)	27,228	—
Municipal bonds	544,019	14,357	(4,670)	553,706	—
Corporate and other bonds
Finance	260,843	13,912	(618)	274,137	—
Industrial	536,054	18,284	(3,535)	550,803	—
Utilities	56,257	2,996	(623)	58,630	—
Commercial mortgage-backed securities	243,593	27,247	(1,550)	269,290	(1,065)
Residential mortgage-backed securities
Agency backed securities	364,622	4,155	(2,750)	366,027	—
Non-agency backed securities	88,986	6,263	(671)	94,578	(498)
Asset-backed securities	10,093	—	(135)	9,958	—

Total fixed-maturity securities	2,308,031	89,230	(14,650)	2,382,611	(1,563)
Preferred stocks, principally financial sector	36,489	2,034	(268)	38,255	—
Common stocks, principally industrial and financial sectors	54,729	453	(3,120)	52,062	—
Short-term investments	1,560	—	—	1,560	—

Total, December 31, 2010	$2,400,809	$91,717	$(18,038)	$2,474,488	$(1,563)

Tower	$2,062,315	$87,012	$(15,893)	$2,133,434	$(1,563)
Reciprocal Exchanges	338,494	4,705	(2,145)	341,054	—

Total, December 31, 2010	$2,400,809	$91,717	$(18,038)	$2,474,488	$(1,563)

(1)	Represents the gross unrealized loss on other-than-temporarily impaired securities recognized in accumulated other comprehensive income (loss).

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

Major categories of net investment income are summarized as follows:

	Year Ended December 31,
($ in thousands)	2011	2010	2009
Income
Fixed-maturity securities	$105,533	$103,921	$72,619
Equity securities	24,576	7,225	3,600
Cash and cash equivalents	817	732	1,103
Other	795	539	559

Total	131,721	112,417	77,881
Expenses
Investment expenses	(5,247)	(5,152)	(3,015)

Net investment income	$126,474	$107,265	$74,866

Tower	113,628	102,147	74,866
Reciprocal Exchanges	12,846	5,118	—

Net investment income	$126,474	$107,265	$74,866

Proceeds from the sale of fixed-maturity securities were $2.0 billion, $1.4 billion and $936.0 million for the year ended December 31, 2011, 2010 and 2009, respectively. Proceeds from the sale of equity securities were $793.9 million, $80.7 million and $50.6 million for the year ended December 31, 2011, 2010 and 2009, respectively.

Gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Year Ended December 31,
($ in thousands)	2011	2010	2009
Fixed-maturity securities
Gross realized gains	$44,550	$31,587	$25,131
Gross realized losses	(11,101)	(11,388)	(574)

	33,449	20,199	24,557
Equity securities
Gross realized gains	8,328	482	528
Gross realized losses	(29,138)	(3,007)	(96)

	(20,810)	(2,525)	432

Net realized gains on investments	12,639	17,674	24,989

Other-than-temporary impairment losses:
Fixed-maturity securities	(580)	(3,021)	(24,658)
Equity securities	(2,665)	—	—

Total other-than-temporary impairment losses recognized in earnings	(3,245)	(3,021)	(24,658)

Total net realized investment gains (losses)	$9,394	$14,653	$331

Tower	$6,980	$14,910	$331
Reciprocal Exchanges	2,414	(257)	—

Total net realized investment gains (losses)	$9,394	$14,653	$331

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

The following table shows the amount of fixed-maturity and equity securities that were OTTI for the years ended December 31, 2011, 2010 and 2009. This resulted in recording impairment write-downs included in net realized investment gains (losses), and reduced the unrealized loss in other comprehensive net income:

	Year Ended December 31,
($ in thousands)	2011	2010	2009
Corporate and other bonds	$—	$—	$(1,851)
Commercial mortgage-backed securities	(219)	(6,987)	(26,399)
Residential mortgage-backed securities	(235)	(6,164)	(12,479)
Asset-backed securities	(391)	(1,779)	(4,651)
Equities	(2,664)	—	—

Other-than-temporary-impairments	(3,509)	(14,930)	(45,380)
Portion of loss recognized in accumulated other comprehensive income (loss)	264	11,909	20,722

Impairment losses recognized in earnings	$(3,245)	$(3,021)	$(24,658)

Tower	$(3,245)	$(3,021)	$(24,658)
Reciprocal Exchanges	—	—	—

Impairment losses recognized in earnings	$(3,245)	$(3,021)	$(24,658)

Tower Group, Inc.

Notes to Consolidated Financial Statements

The following table provides a rollforward of the cumulative amount of OTTI for securities still held showing the amounts that have been included in earnings on a pretax basis for the years ended 2011 and 2010 (none of such OTTI was included within the Reciprocal Exchanges):

	Year Ended December 31,
($ in thousands)	2011	2010	2009
Balance, January 1,	$18,075	$40,734	$24,638
Cumulative effect of adjustment upon adoption of 2009 GAAP guidance on OTTI	—	—	(2,497)
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	44	707	16,076
OTTI has been previously recognized	537	2,314	8,582
Reductions due to:
Securities sold during the period (realized)	(5,990)	(26,850)	(4,895)

Balance, December 31,	$12,666	$16,905	$41,904

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

	Tower		Reciprocal Exchanges		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value	Cost	Value
December 31, 2011
Remaining Time to Maturity
Less than one year	$40,201	$40,529	$44,238	$44,942	$84,439	$85,471
One to five years	479,721	491,904	81,566	83,743	561,287	575,647
Five to ten years	563,830	593,838	21,522	22,797	585,352	616,635
More than 10 years	427,357	458,536	48,818	51,480	476,175	510,016
Mortgage and asset-backed securities	535,823	568,813	92,036	97,092	627,859	665,905

Total	$2,046,932	$2,153,620	$288,180	$300,054	$2,335,112	$2,453,674

December 31, 2010
Remaining Time to Maturity
Less than one year	$28,408	$28,665	$—	$—	$28,408	$28,665
One to five years	512,969	526,746	65,993	66,771	578,962	593,517
Five to ten years	501,324	521,138	110,463	111,166	611,787	632,304
More than 10 years	351,093	358,445	30,487	29,826	381,580	388,271
Mortgage and asset-backed securities	575,743	606,563	131,551	133,291	707,294	739,854

Total	$1,969,537	$2,041,557	$338,494	$341,054	$2,308,031	$2,382,611

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

Note 7—Fair Value Measurements

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

As at December 31, 2011 and 2010, the Company’s financial instruments carried at fair value are allocated among levels as follows:

($ in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2011
Fixed-maturity securities
U.S. Treasury securities	$—	$156,142	$—	$156,142
U.S. Agency securities	—	117,190	—	117,190
Municipal bonds	—	736,714	—	736,714
Corporate and other bonds	—	777,723	—	777,723
Commercial mortgage-backed securities	—	253,167	—	253,167
Residential mortgage-backed securities
Agency	—	320,276	—	320,276
Non-agency	—	31,609	—	31,609
Asset-backed securities	—	60,853	—	60,853

Total fixed-maturities	—	2,453,674	—	2,453,674
Equity securities	89,345	—	—	89,345
Short-term investments	—	—	—	—

Total investments at fair value	89,345	2,453,674	—	2,543,019
Other invested assets (1)	—	—	25,000	25,000
Other liabilities
Interest rate swap contracts	—	(7,384)	—	(7,384)

Total, December 31, 2011	$89,345	$2,446,290	$25,000	$2,560,635

Tower	$87,479	$2,146,236	$25,000	$2,258,715
Reciprocal Exchanges	1,866	300,054	—	301,920

Total, December 31, 2011	$89,345	$2,446,290	$25,000	$2,560,635

December 31, 2010
Fixed-maturity securities
U.S. Treasury securities	$—	$178,254	$—	$178,254
U.S. Agency securities	—	27,228	—	27,228
Municipal bonds	—	553,706	—	553,706
Corporate and other bonds	—	883,570	—	883,570
Commercial mortgage-backed securities	—	269,290	—	269,290
Residential mortgage-backed securities
Agency	—	366,027	—	366,027
Non-agency	—	92,520	2,058	94,578
Asset-backed securities	—	9,958	—	9,958

Total fixed-maturities	—	2,380,553	2,058	2,382,611
Equity securities	90,003	314	—	90,317
Short-term investments	—	1,560	—	1,560

Total investments	90,003	2,382,427	2,058	2,474,488
Other assets
Interest rate swap contracts	—	3,223	—	3,223

Total, December 31, 2010	$90,003	$2,385,650	$2,058	$2,477,711

Tower	$90,003	$2,044,596	$2,058	$2,136,657
Reciprocal Exchanges	—	341,054	—	341,054

Total, December 31, 2010	$90,003	$2,385,650	$2,058	$2,477,711

(1)	$25,000 of the Other invested assets balance is reported at fair value. $19,347 of Other invested assets is reported under the equity method of accounting or at amortized cost.

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

The following table summarizes changes in Level 3 assets measured at fair value for the year ended December 31, 2011 and 2010 for Tower (the Reciprocal Exchanges have no Level 3 assets):

	Year Ended December 31,
($ in thousands)	2011	2010	2009
Beginning balance, January 1	$2,058	$13,595	$18,085
Total gains (losses)-realized / unrealized
Included in net income	(1,067)	(32)	(11,321)
Included in other comprehensive income (loss)	—	(6,229)	1,818
Purchases, issuances and settlements	25,000	—	3,512
Net transfers into (out of) Level 3	(991)	(5,276)	1,501

Ending balance, December 31,	$25,000	$2,058	$13,595

Tower Group, Inc.

Notes to Consolidated Financial Statements

Note 8—Goodwill and Intangible Assets

Goodwill

Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. See Note 4 – “Acquisitions” for information regarding the calculation of goodwill related to the recent acquisitions. The following is a summary of goodwill by reporting units:

	Commercial	Personal
($ in thousands)	Insurance	Insurance	Total
Balance, January 1, 2010	$188,422	$52,177	$240,599
Additions (a)	699	4,250	4,949

Balance, January 1, 2011	189,121	56,427	245,548
Additions	—	—	—

Total, December 31, 2011	$189,121	$56,427	$245,548

(a)	Primarily relates to the acquisitions of OBPL and AequiCap II in 2010.

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

The components of intangible assets and their useful lives, accumulated amortization, and net carrying value as of December 31, 2011 and 2010 are as follows:

	Useful	December 31, 2011			December 31, 2010
($ in thousands)	Life (in-yrs)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Insurance licenses	—	$19,003	$—	$19,003	$19,003	$—	$19,003
Management contracts	—	54,600	—	54,600	54,600	—	54,600
Customer relationships	10-25	57,890	(19,427)	38,463	57,890	(11,398)	46,492
Trademarks	5	5,290	(2,436)	2,854	5,290	(1,565)	3,725

Total		$136,783	$(21,863)	$114,920	$136,783	$(12,963)	$123,820

Tower		$130,883	$(20,802)	$110,081	$130,883	$(12,567)	$118,316
Reciprocal Exchanges		5,900	(1,061)	4,839	5,900	(396)	5,504

Total		$136,783	$(21,863)	$114,920	$136,783	$(12,963)	$123,820

Tower Group, Inc.

Notes to Consolidated Financial Statements

The activity in the components of intangible assets for the years ended December 31, 2011 and 2010 consisted of intangible assets acquired from business combinations and amortization expense as shown in the table below:

	Insurance	Management	Customer
($ in thousands)	Licenses	Contracts	Relationships	Trademarks	Total
Balance, January 1, 2010	$17,703	$—	$33,432	$2,215	$53,350
Additions (a)	1,300	54,600	18,600	2,600	77,100
Deductions (b)	—	—	(5,540)	(1,090)	(6,630)

Balance, December 31, 2010	$19,003	$54,600	$46,492	$3,725	$123,820

Tower	$18,603	$54,600	$43,228	$1,885	$118,316
Reciprocal Exchanges	400	—	3,264	1,840	5,504

Total, December 31, 2010	$19,003	$54,600	$46,492	$3,725	$123,820

Additions	—	—	—	—	—
Deductions (b)	—	—	(8,029)	(871)	(8,900)

Balance, December 31, 2011	$19,003	$54,600	$38,463	$2,854	$114,920

Tower	$18,603	$54,600	$35,594	$1,284	$110,081
Reciprocal Exchanges	400	—	2,869	1,570	4,839

Total, December 31, 2011	$19,003	$54,600	$38,463	$2,854	$114,920

(a)	Relates to the acquisition of OBPL and AequiCap II in 2010.
(b)	Amortization

The Company recorded amortization expense related to intangibles of $8.9 million, $6.6 million and $3.2 million in the years ended December 31, 2011, 2010 and 2009, respectively. The estimated amortization expense for each of the next five years is:

	Tower	Reciprocal
($ in thousands)	Tower	Exchanges	Total
2012	$7,566	$585	$8,151
2013	6,791	517	7,308
2014	2,804	466	3,270
2015	2,253	405	2,658
2016	1,932	354	2,286

Note 9—Deferred Acquisition Costs (“DAC”)

As disclosed in “Note 3 – Accounting Policies and Basis of Presentation”, the Company adopted new guidance concerning the accounting for the costs associated with acquiring or renewing insurance contracts. This guidance was adopted retrospectively effective January 1, 2011 and the Company has adjusted its previously issued financial information.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty business for the year ended December 31, 2011, 2010 and 2009 as follows:

	Year Ended December 31,
	2011			2010
		Reciprocal			Reciprocal
($ in thousands)	Tower	Exchanges	Total	Tower	Exchanges	Total	2009
Deferred acquisition costs, net, January 1	$145,917	$18,206	$164,123	$126,307	$—	$126,307	$28,398
Acquisition date value of business acquired (“VOBA”) of acquired entities	—	—	—	23,492	17,301	40,793	96,700
Cost incurred and deferred:
Commissions and brokerage	279,699	31,837	311,536	240,428	20,465	260,893	212,096
Other underwriting and acquisition costs	64,416	5,896	70,312	87,715	13,500	101,215	90,062
Ceding commission revenue	(20,082)	(11,446)	(31,528)	(32,526)	(7,232)	(39,758)	(37,852)

Net costs incurred and deferred	324,033	26,287	350,320	295,617	26,733	322,350	264,306
Amortization	(312,958)	(32,627)	(345,585)	(299,499)	(25,828)	(325,327)	(263,097)

Deferred acquisition costs, net, December 31,	$156,992	$11,866	$168,858	$145,917	$18,206	$164,123	$126,307

Note 10—Reinsurance

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

In 2010, Tower had reinsurance coverage, on a per policy basis, of $30 million for property risks, $1.5 million for liability coverage, $50 million for workers’ compensation risk, $5 million for umbrella coverage and $100 million for equipment breakdown. “Clash coverage” for 2010 was for coverage of $5 million in excess of $5 million. The 2010 quota share treaties included a liability quota share ceding certain liability coverage written by Tower and the homeowners quota share treaty ceding 30% of the homeowners business written by the companies obtained in the OBPL transaction. The property catastrophe program renewed on July 1, 2010 had a retention of $75 million per catastrophe, had 50% catastrophe protection for the next $50 million of loss above the $75 million, and 100% percent catastrophe protection for the next $650 million of loss in excess of $125 million.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

The Company did not record any modifications of its reinsurance recoverables on paid or unpaid losses in the years ended December 31, 2011, 2010 or 2009. The Company recorded no allowance for credit losses on its reinsurance recoverables on paid or unpaid losses as of December 31, 2011 or 2010. The Company did not consider that any of its undisputed reinsurance recoverables on paid or unpaid losses as of years ended December 31, 2011 and 2010 to be past due. As discussed in “Note 17 – Contingencies”, certain reinsurance agreements are subject to legal proceedings.

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

The estimated ultimate loss ratios are the Company’s best estimate based on facts and circumstances known at the end of each period that losses are estimated. The estimation process is complex and involves the use of informed estimates, judgments and actuarial methodologies relative to future claims severity and frequency, the length of time for losses to develop to their ultimate level, possible changes in law and other external factors. The same uncertainties associated with estimating loss adjustment expense reserves affect the estimates of ceding commissions earned. The Company monitors and adjusts the ultimate loss ratio on a quarterly basis to determine the effect on the commission rate and ceding commissions earned. The increase (decrease) in estimated ceding commission income relating to prior years recorded in 2011, 2010 and 2009 was $(0.1) million, ($2.2) million and ($2.7) million, respectively.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Note 11—Loss and Loss Adjustment Expense

The components of the liability for loss and LAE expenses and related reinsurance recoverables for the years ended December 31, 2011 and 2010 are as follows:

	Tower		Reciprocal Exchanges		Total
	Gross	Reinsurance	Gross	Reinsurance	Gross	Reinsurance
($ in thousands)	Liability	Recoverable	Liability	Recoverable	Liability	Recoverable
December 31, 2011
Case-basis reserves	$766,275	$135,686	$82,203	$7,916	$848,478	$143,602
IBNR reserves	729,564	172,725	54,071	3,337	783,635	176,062
Recoverable on paid losses	—	18,233	—	5,670	—	23,903

Total, December 31, 2011	$1,495,839	$326,644	$136,274	$16,923	$1,632,113	$343,567

December 31, 2010
Case-basis reserves	$804,724	$120,523	$89,113	$5,042	$893,837	$125,565
IBNR reserves	634,382	150,775	82,202	6,342	716,584	157,117
Recoverable on paid losses	—	16,047	—	2,167	—	18,214

Total, December 31, 2010	$1,439,106	$287,345	$171,315	$13,551	$1,610,421	$300,896

The following table provides a reconciliation of the beginning and ending consolidated balances for unpaid losses and LAE for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011			2010
		Reciprocal			Reciprocal
($ in thousands)	Tower	Exchanges	Total	Tower	Exchanges	Total	2009
Balance at January 1,	$1,439,106	$171,315	$1,610,421	$1,131,989	$—	$1,131,989	$534,991
Less reinsurance recoverables on unpaid losses	(271,298)	(11,384)	(282,682)	(199,687)	—	(199,687)	(222,229)

	1,167,808	159,931	1,327,739	932,302	—	932,302	312,762
Net reserves, at fair value, of acquired entities	—	—	—	193,484	158,652	352,136	549,978
Incurred related to:
Current year	933,791	142,254	1,076,045	724,254	72,059	796,313	477,757
Prior years unfavorable/(favorable) development	17,039	(37,835)	(20,796)	(2,433)	(9,857)	(12,290)	(2,260)

Total incurred	950,830	104,419	1,055,249	721,821	62,202	784,023	475,497
Paid related to:
Current year	337,268	59,078	396,346	278,859	46,276	325,135	154,207
Prior years	593,942	80,251	674,193	400,940	14,647	415,587	251,728

Total paid	931,210	139,329	1,070,539	679,799	60,923	740,722	405,935

Net balance at end of period	1,187,428	125,021	1,312,449	1,167,808	159,931	1,327,739	932,302
Add reinsurance recoverables on unpaid losses	308,411	11,253	319,664	271,298	11,384	282,682	199,687

Balance at December 31,	$1,495,839	$136,274	$1,632,113	$1,439,106	$171,315	$1,610,421	$1,131,989

Incurred losses and LAE for the year ended December 31, 2011 attributable to insured events of prior years decreased by $20.8 million. Excluding the Reciprocal Exchanges the incurred losses and LAE increased by $17.0 million.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

Dividends Declared

Dividends on common stock of $27.9 million, $16.6 million and $10.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, were declared.

Note 13—Debt

The Company’s borrowings consisted of the following at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
($ in thousands)	Value	Value	Value	Value
Credit facility	$50,000	$50,000	$—	$—
Convertible senior notes	141,843	150,743	139,208	168,420
Subordinated debentures	235,058	234,550	235,058	246,591

Total	$426,901	$435,293	$374,266	$415,011

Aggregate Scheduled Maturities and Interest Expense

Aggregate scheduled maturities of the Company’s borrowings at December 31, 2011 are:

($ in thousands)
2012	$50,000
2014	150,000	(a)
2033	20,620
2034	25,775
2035	13,403
2036	123,713
2037	51,547

	$435,058

(a)	Amount reflected in balance sheet for convertible senior notes is net of unamortized original issue discount of $8.2 million

Total interest expense incurred, including interest expense on the funds held liabilities disclosed in “Note 10 – Reinsurance”, was $34.3 million, $24.2 million and $17.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2011	2010	2009
Granted under the Plan (excludes shares and options issued with respect to acquisitions)
Restricted stock	654,180	355,539	310,208
Stock options, at fair value	—	—	—

	654,180	355,539	310,208
Issued shares resulting from acquisitions
Restricted deferred stock	—	—	92,276
Stock options, at fair value	—	—	1,349,361

	—	—	1,441,637

Total	654,180	355,539	1,751,845

Restricted Stock

The following table provides an analysis of restricted stock activity for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1	591,675	$23.10	474,023	$24.64	258,645	$26.05
Granted	654,180	23.80	355,539	21.84	310,208	23.50
Vested	(238,407)	23.55	(209,054)	24.44	(83,765)	24.58
Forfeitures	(18,841)	23.61	(28,833)	23.20	(11,065)	26.04

Outstanding, December 31,	988,607	$23.44	591,675	$23.10	474,023	$24.64

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

Stock Options

The following table provides an analysis of stock option activity for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, January 1	917,155	$20.01	1,387,019	$19.62	258,530	$5.47
Granted for acquisitions	—	—	—	—	1,349,361	22.51
Exercised	(34,612)	10.74	(242,169)	6.64	(52,310)	14.17
Forfeitures and expirations	(27,013)	27.59	(227,695)	31.88	(168,562)	22.70

Outstanding, December 31	855,530	$20.14	917,155	$20.01	1,387,019	$19.62

Exercisable, December 31	855,530	$20.14	861,941	$20.09	1,197,459	$19.34

Tower Group, Inc.

Notes to Consolidated Financial Statements

Options outstanding and exercisable as of December 31, 2011 are shown on the following table:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Average Exercise Price	Number of Shares	Average Exercise Price
$10.01 - $20.00	687,410	4.6	$18.50	687,410	$18.50
$20.01 - $30.00	166,254	6.1	26.78	166,254	26.78
$30.01 - $40.00	1,866	3.1	34.39	1,866	34.39

Total Options	855,530	4.9	$20.14	855,530	$20.14

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

Stock Based Compensation Expense

The following table provides an analysis of stock based compensation expense for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
($ in thousands)	2011	2010	2009
Restricted stock
Expense, net of tax	$6,126	$3,792	$2,938
Value of shares vested	5,622	4,673	1,769
Value of unvested shares	19,940	15,147	11,097
Stock options
Expense, net of tax	105	293	1,007
Intrinsic value of outstanding options	1,150	5,408	7,958
Intrinsic value of vested outstanding options	1,150	5,025	7,360
Unrecognized compensation expense
Non-vested stock options, net of tax	—	105	398
Unvested restricted stock, net of tax	9,617	6,097	5,052
Weighted average years expense will be recognized	2.3	3.1	3.3

Note 15—Income Taxes

The Company files a consolidated Federal income tax return. The Reciprocal Exchanges are not included in the Company’s consolidated tax return as the Company does not have an ownership interest in the Reciprocal Exchanges, and they are not a part of the consolidated tax sharing agreement.

Tower Group, Inc.

Notes to Consolidated Financial Statements

The provision for Federal, state and local income taxes consist of the following components for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011			2010
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	2009
Current Federal income tax expense (benefit)	$6,744	$1,510	$8,254	$(8,096)	$(2,380)	$(10,476)	$53,926
Current state income tax expense (benefit)	(257)	—	(257)	1,292	—	1,292	2,458
Deferred Federal and state income tax (benefit)	14,473	1,672	16,145	60,435	917	61,352	(12,724)

Provision for income taxes	$20,960	$3,182	$24,142	$53,631	$(1,463)	$52,168	$43,660

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

	December 31,
	2011			2010
	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total
Deferred tax asset:
Claims reserve discount	$41,058	$2,691	$43,749	$38,988	$3,431	$42,419
Unearned premium	53,337	6,140	59,477	48,842	7,351	56,193
Equity compensation plans	5,806	—	5,806	6,391	—	6,391
Investment impairments	3,754	78	3,832	7,418	112	7,530
Net operating loss carryforwards	14,416	2,729	17,145	15,338	4,734	20,072
Convertible senior note and note hedge OID	1,333	—	1,333	1,333	—	1,333

Total gross deferred tax assets	119,704	11,638	131,342	118,310	15,628	133,938
Less: valuation allowance	—	5,065	5,065	—	9,928	9,928

Total deferred tax assets	119,704	6,573	126,277	118,310	5,700	124,010

Deferred tax liability:
Deferred acquisition costs net of deferred ceding commission revenue	54,947	4,034	58,981	50,793	6,190	56,983
Depreciation and amortization	42,959	789	43,748	25,546	—	25,546
Net unrealized appreciation of securities	36,085	4,003	40,088	23,982	912	24,894
Accrual of bond discount	5,537	—	5,537	6,186	—	6,186
Surplus notes	—	17,723	17,723	—	18,422	18,422
Other	(1,356)	(1,069)	(2,425)	7,298	(2,249)	5,049

Total deferred tax liabilities	138,172	25,480	163,652	113,805	23,275	137,080

Net deferred income tax asset (liability)	$(18,468)	$(18,907)	$(37,375)	$4,505	$(17,575)	$(13,070)

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

The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, including the NOLs, except for those associated with the Reciprocal Exchanges. The Company has recorded a valuation allowance of $5.1 million and $9.9 million at December 31, 2011 and 2010, respectively, to reflect the amount of the Reciprocal Exchanges’ deferred taxes that may not be realized.

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

The provision for Federal income taxes incurred is different from that which would be obtained by applying the Federal income tax rate to net income before taxes. The items causing this difference at the consolidated level are as follows:

	Year Ended December 31,
	2011			2010
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	2009
Federal income tax expense at
U.S. statutory rate	$28,309	4,820	33,129	$55,763	(2,519)	53,432	$48,434
Tax exempt interest	(6,823)	(418)	(7,241)	(4,685)	(193)	(4,878)	(4,159)
State income taxes net of Federal benefit	488	—	488	840	—	840	1,597
Gain on bargain purchase	—	—	—	—	—	—	(4,452)
Acquisition-related transaction costs	100	—	100	655	—	655	2,342
Valuation Allowance	—	(1,757)	(1,757)	—	1,059	1,059	—
Other	(1,114)	537	(577)	1,058	190	1,060	(102)

Provision for income taxes	$20,960	3,182	24,142	$53,631	(1,463)	52,168	$43,660

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

Note 17—Contingencies

Legal Proceedings

See “Note 23 - Subsequent Events—(unaudited)” for an update on legal proceedings.

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

The Company amortizes scheduled annual rental increases and lease incentives ratably over the term of the lease. The Company’s future minimum lease payments are as follows:

($ in thousands)	Operating Leases	Capital Leases	Total
2012	$9,488	$7,768	$17,256
2013	8,557	8,113	16,670
2014	8,462	9,580	18,042
2015	7,375	14,378	21,753
2016	7,069	—	7,069
Thereafter	27,726	—	27,726

	$68,677	$39,839	$108,516

Total rental expense was $11.1 million, $10.0 million and $7.9 million in 2011, 2010 and 2009, respectively.

Assessments

Tower’s insurance subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

Fixed maturity and equity securities: Fair value disclosures for investments are included in “Note 7—Fair Value Measurements.”

Other invested assets: The fair value of securities which are reported under the fair value option are included in “Note 7—Fair Value Measurements.” The fair value of limited partnerships approximates their carrying value under the equity method of accounting which was $12.5 million at December 31, 2011.

Premiums receivable and reinsurance recoverable: The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values.

Debt: Fair value disclosures for debt are included in “Note 13—Debt.” The Company uses a discounted cash flow model to fair value the subordinated debentures. Market quotes are used to fair value the senior convertible notes.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

The following table shows the computation of the earnings per share pursuant to the two-class method:

	Year Ended December 31,
	2011	2010	2009
Numerator
Net income attributable to Tower Group, Inc.	$60,481	$106,356	$94,724

Denominator
Weighted average common shares outstanding	40,833	43,462	39,363
Effect of dilutive securities:
Stock options	94	174	205
Other	4	12	13

Weighted average common and potential dilutive shares outstanding	40,931	43,648	39,581

Earnings per share attributable to Tower stockholders—basic
Common stock:
Distributed earnings	$0.69	$0.39	$0.26
Undistributed earnings	0.79	2.06	2.15

Total	1.48	2.45	2.41

Earnings per share attributable to Tower stockholders—diluted	$1.48	$2.44	$2.39

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

Business segments results are as follows:

	Year Ended December 31,
($ in thousands)	2011	2010	2009
Commercial Insurance Segment
Revenues
Premiums earned	$1,087,911	$941,015	$738,217
Ceding commission revenue	14,786	33,247	38,106
Policy billing fees	4,345	2,742	2,215

Total revenues	1,107,042	977,004	778,538

Expenses
Loss and loss adjustment expenses	736,474	589,322	406,728
Underwriting expenses	361,890	347,497	289,478

Total expenses	1,098,364	936,819	696,206

Underwriting profit	$8,678	$40,185	$82,332

Personal Insurance Segment
Revenues
Premiums earned	$505,939	$351,654	$116,494
Ceding commission revenue	19,182	6,056	4,596
Policy billing fees	6,189	3,513	729

Total revenues	531,310	361,223	121,819

Expenses
Loss and loss adjustment expenses	318,775	194,701	68,769
Underwriting expenses	226,836	159,573	56,916

Total expenses	545,611	354,274	125,685

Underwriting profit (loss)	$(14,301)	$6,949	$(3,866)

Tower	$(19,681)	$16,177	$(3,866)
Reciprocal Exchanges	5,380	(9,228)	—

Total underwriting profit (loss)	$(14,301)	$6,949	$(3,866)

Insurance Services Segment
Revenues
Management fee income	$29,303	$17,752	$—
Other revenue	1,570	2,171	5,144

Total revenues	30,873	19,923	5,144

Expenses
Other expenses	19,331	5,760	4,283

Total expenses	19,331	5,760	4,283

Insurance services pretax income	$11,542	$14,163	$861

Tower Group, Inc.

Notes to Consolidated Financial Statements

The following table reconciles revenue by segment to consolidated revenues:

	Year Ended December 31,
($ in thousands)	2011	2010	2009
Commercial insurance segment	$1,107,042	$977,004	$778,538
Personal insurance segment	531,310	361,223	121,819
Insurance services segment	30,873	19,923	5,144

Total segment revenues	1,669,225	1,358,150	905,501
Elimination of management fee income	(29,303)	(17,754)	—
Net investment income	126,474	107,265	74,866
Net realized gains (losses) on investments, including
other-than-temporary impairments	9,394	14,653	331

Consolidated revenues	$1,775,790	$1,462,314	$980,698

The following table reconciles the results of the Company’s individual segments to consolidated income before income taxes:

	Year Ended December 31,
($ in thousands)	2011	2010	2009
Commercial insurance segment underwriting profit	$8,678	$40,185	$82,332
Personal insurance segment underwriting profit (loss)	(14,301)	6,949	(3,866)
Insurance services segment pretax income	11,542	14,163	861
Net investment income	126,474	107,265	74,866
Net realized gains on investments, including
other-than-temporary impairments	9,394	14,653	331
Corporate expenses	(11,519)	(4,177)	(3,802)
Acquisition-related transaction costs	(360)	(2,369)	(14,038)
Interest expense	(34,290)	(24,223)	(17,631)
Other income (expense)	—	—	19,331

Income before income taxes	$95,618	$152,446	$138,384

Note 22—Unaudited Quarterly Financial Information

The following table presents the unaudited quarterly financial information for the Company, as reflected after the revisions discussed in Note 2:

	2011 – revised
($ in thousands, except per share amounts)	First	Second	Third	Fourth	Total
Revenues	$430,719	$434,855	$455,295	$454,921	$1,775,790
Net Income (loss) attributable to Tower Group, Inc.	26,521	24,407	(15,733)	25,286	60,481
Net income (loss) per share attributable to Tower stockholders:
Basic (1)	$0.63	$0.59	$(0.39)	$0.64	$1.48
Diluted (1)	$0.63	$0.59	$(0.39)	$0.64	$1.48

	2010 – revised
	First	Second	Third	Fourth	Total
Revenues	$305,274	$312,991	$423,545	$420,504	$1,462,314
Net Income attributable to Tower Group, Inc.	15,012	26,676	28,982	35,686	106,356
Net income per share attributable to Tower stockholders:
Basic (1)	$0.33	$0.60	$0.68	$0.86	$2.45
Diluted (1)	$0.33	$0.60	$0.67	$0.86	$2.44

The following table reflects the results of the unaudited quarterly financial information for the Company, as previously reported before the effects of the revision:

	2011 – as previously reported
($ in thousands, except per share amounts)	First	Second	Third	Fourth	Total
Revenues	$430,494	$436,255	$455,295	$454,921	$1,776,965
Net Income (loss) attributable to Tower Group, Inc.	25,685	24,121	(16,439)	26,831	60,198
Net income (loss) per share attributable to Tower stockholders:
Basic(1)	$0.61	$0.58	$(0.40)	$0.68	$1.47
Diluted(1)	$0.61	$0.58	$(0.40)	$0.67	$1.47

	2010 – as previously reported
	First	Second	Third	Fourth	Total
Revenues	$303,476	$311,777	$423,718	$419,763	$1,458,734
Net Income attributable to Tower Group, Inc.	13,052	25,642	28,563	36,633	103,890
Net income per share attributable to Tower stockholders:
Basic(1)	$0.29	$0.58	$0.67	$0.88	$2.39
Diluted(1)	$0.29	$0.58	$0.66	$0.88	$2.38

(1)	Since the weighted-average shares for the quarters are calculated independently of the weighted-average shares for the year, quarterly earnings per share may not total to annual earnings per share.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Note 23 – Subsequent Events (unaudited)

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

Under the Merger Agreement, Tower stockholders will receive, in exchange for each share of Tower’s common stock, a certain number of Canopius Bermuda common shares equal to a Stock Conversion Number (defined below). Canopius Group intends to sell its shares in Canopius Bermuda prior to the consummation of the merger in a private placement of those shares (the “Canopius Secondary Offering”) to a group of yet-to-be-identified institutional third party investors (the “Third Party Investors”). The “Stock Conversion Number” will be equal the quotient obtained by dividing (x) the price per share of Tower common stock at the market close on the date of the pricing of the Canopius Secondary Offering by (y) the Adjusted Canopius Bermuda Price Per Share (defined below).

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

The consideration paid by Tower was allocated as follows based upon each of the acquired assets’ estimated fair values:

($ in thousands)
Investment in Unconsolidated Affiliate	$71,512
Merger Option	484
SPS Transaction Right and Acquisition Right	2,903

Total	$74,899

The Merger Option and SPS Transaction Right and Acquisition Right will be reported in “Other assets” in the Company’s balance sheet beginning with September 30, 2012.

On October 29, 2012, Superstorm Sandy made landfall in New Jersey and caused significant property damage. Tower has exposure to Superstorm Sandy through its direct insurance operations and its reinsurance assumed and ceded businesses. Losses from its insurance operations are covered by reinsurance after certain loss thresholds are incurred by the company. For Tower’s companies, excluding the Reciprocal Exchanges, losses incurred in excess of $75 million are ceded to Tower’s reinsurance program. Below is a table that details reinsurance amounts recoverable in the event that incurred losses exceed $75 million:

Range of Loss	Retention
$0—$75 million	Retained by Tower
$75—$150 million	100% reinsured
$150—$225 million	70% reinsured
$225—$400 million	100% reinsured

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

In aggregate, Tower’s current estimate of loss ranges from $55.3 million to $68.3 million after-tax. Tower expects that the Reciprocal Exchanges will have a net loss between $6.2 million and $7.5 million, after-tax, but such loss will not be included in Net Income Available to Tower Shareholders.

Legal Proceedings

On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (“TICNY”), a wholly-owned subsidiary of Tower Group, Inc., in the United States District Court for the District of New Jersey seeking, inter alia, to recover $6.1 million under various retrocessional contracts pursuant to which TICNY reinsures Munich. On June 22, 2009, TICNY filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover $2.8 million under various reinsurance contracts pursuant to which Munich reinsures TICNY. (A separate action commenced by Munich against TICNY on June 17, 2009 in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access to TICNY’s books and records pertaining to various quota share agreements, to which TICNY filed its answer on July 7, 2009, was subsequently dismissed pursuant to the stipulation of the parties on March 17, 2010). On July 15, 2011, TICNY paid $3.3 million to Munich to resolve a portion of the dispute. On December 22, 2011, the court granted partial summary judgment with respect to certain of the claims and defenses in the litigation. On March 23, 2012, the Court ruled that Munich was entitled to approximately $168,000 from TICNY in pre-judgment interest on the amount of $3.3 million that TICNY had paid to Munich on July 15, 2011, which was expensed in the first quarter of 2012. Trial was scheduled for October 15, 2012 but during the third quarter of 2012, the parties reached a settlement of the action for $2.9 million after-tax which was included as a charge in other operating expenses in the third quarter of 2012. On October 9, 2012, the Court entered an order dismissing certain claims with prejudice and other claims without prejudice.

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

(c) Attestation report of the Company’s registered public accounting firm

PricewaterhouseCoopers LLP, an independent registered public accounting firm, which audited and reported on the consolidated financial statements contained in this Form 10-K/A, has issued its written attestation report on the Company’s internal control over financial reporting which appears on page F-2 of this report.

(d) Changes in internal control over financial reporting

On July 1, 2010, we completed the acquisition of OBPL. OBPL has been fully integrated into our Sarbanes-Oxley program for internal controls over financial reporting and Section 404 compliance as of December 31, 2011.

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

Tower Group, Inc.
Registrant

Date: January 16, 2013	/s/ Michael H. Lee
Michael H. Lee
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ MICHAEL H. LEE Michael H. Lee	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	January 16, 2013

/s/ WILLIAM E. HITSELBERGER William E. Hitselberger	Executive Vice President, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	January 16, 2013

/s/ CHARLES A. BRYAN Charles A. Bryan	Director	January 16, 2013

/s/ WILLIAM W. FOX, JR. William W. Fox, Jr.	Director	January 16, 2013

/s/ WILLIAM A. ROBBIE William A. Robbie	Director	January 16, 2013

/s/ STEVEN W. SCHUSTER Steven W. Schuster	Director	January 16, 2013

/s/ ROBERT S. SMITH Robert S. Smith	Director	January 16, 2013

/s/ JAN R. VAN GORDER Jan R. Van Gorder	Director	January 16, 2013

/s/ AUSTIN P. YOUNG, III Austin P. Young, III	Director	January 16, 2013

Tower Group, Inc.

The financial statement schedules listed above have been adjusted to reflect the revisions as described more fully in Note 2 to the consolidated financial statements.

Tower Group, Inc.

Schedule I—Summary of Investments—Other Than Investments in Related Parties

	December 31, 2011
($ in thousands)	Cost	Fair Value	Amount Reflected on Balance Sheet
Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$268,841	$273,332	$273,332
Corporate securities	750,220	777,723	777,723
Mortgage-backed securities	627,859	665,905	665,905
Municipal securities	688,192	736,714	736,714

Total fixed maturities	2,335,112	2,453,674	2,453,674
Preferred stocks	24,083	23,510	23,510
Common stock:
Public utilities, industrial and other	68,951	65,835	65,835

Total equities	93,034	89,345	89,345

Other invested assets	44,347	44,347	44,347

Total investments	$2,472,493	$2,587,366	$2,587,366

	December 31, 2010
($ in thousands)	Cost	Fair Value	Amount Reflected on Balance Sheet
Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$203,564	$205,482	$205,482
Corporate securities	853,154	883,570	883,570
Mortgage-backed securities	707,294	739,853	739,853
Municipal securities	544,019	553,706	553,706

Total fixed maturities	2,308,031	2,382,611	2,382,611
Preferred stocks	36,489	38,255	38,255
Common stock:
Public utilities, industrial and other	54,729	52,062	52,062

Total equities	91,218	90,317	90,317

Short-term investments	1,560	1,560	1,560

Total investments	$2,400,809	$2,474,488	$2,474,488

Tower Group, Inc.

Schedule II—Condensed Financial Information of the Registrant

Condensed Balance Sheets

	December 31,
($ in thousands)	2011	2010
Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $5,938 and $23,135)	$5,937	$22,785
Equity securities, available-for-sale, at fair value (cost of $9,649 and $0)	9,960	—
Other invested assets	10,458	—
Cash and cash equivalents	12,882	3,390
Investment in subsidiaries	1,271,266	1,211,177
Federal and state taxes recoverable	—	6,102
Deferred income taxes	1,467	—
Investment in statutory business trusts, equity method	2,664	2,664
Due from affiliate	1,231	1,662
Other assets	29,701	34,380

Total assets	$1,345,566	$1,282,160

Liabilities
Accounts payable and accrued expenses	$16,293	$3,470
Deferred rent liability	5,071	5,652
Federal and state income taxes payable	9,896	—
Deferred income taxes	—	2,204
Debt	280,507	227,872

Total liabilities	311,767	239,198

Stockholders’ equity	1,033,799	1,042,962

Total liabilities and stockholders’ equity	$1,345,566	$1,282,160

The condensed financial information should be read in conjunction with the notes to the condensed financial information of the registrant and the consolidated financial statements and the notes thereto.

Tower Group, Inc.

Schedule II—Condensed Financial Information of the Registrant

Condensed Statements of Income and Comprehensive Income

	Year Ended December 31,
($ in thousands)	2011	2010	2009
Revenues
Net realized gains (losses) on investments	$(264)	$201	$—
Investment income	1,394	1,000	3,216
Equity in net earnings of subsidiaries	77,727	120,675	103,297

Total revenues	78,857	121,876	106,513
Expenses
Other operating expenses	10,067	2,891	2,302
Interest expense	17,843	9,685	6,112

Total expenses	27,910	12,576	8,414
Other Income
Equity income in unconsolidated affiliate	—	—	(777)
Gain on investment in acquired unconsolidated affiliate	—	—	7,388
Acquisition related transaction costs	(360)	(2,369)	(13,989)

Income before income taxes	50,587	106,931	90,721
Provision/(benefit) for income taxes	(9,894)	575	(4,003)

Net income	$60,481	$106,356	$94,724

Gross unrealized investment holding gains (losses) arising during the period	50,587	34,003	108,879
Cumulative effect of adjustment resulting from adoption of new accounting guidance	—	—	(2,497)
Gross unrealized gain on interest rate swaps	(10,541)	3,223	—
Equity in net unrealized gains in investment in unconsolidated affiliates’ investment portfolio	—	—	3,124
Less: reclassification adjustment for (gains) losses included in net income	(9,394)	(14,653)	(331)
Income tax (expense) benefit related to items of other comprehensive income	(10,621)	(6,923)	(37,566)
Net amount attributable to Reciprocal Exchanges	(5,257)	(2,646)	—

Comprehensive income	$75,255	$119,360	$166,333

The condensed financial information should be read in conjunction with the notes to the condensed financial information of the registrant and the consolidated financial statements and the notes thereto.

Tower Group, Inc.

Schedule II—Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2011	2010	2009
Cash flows provided by (used in) operating activities:
Net income	$60,481	$106,356	$94,724
Adjustments to reconcile net income to net cash provided by (used) in operations:
(Gain) loss on sale of investments	264	(201)	—
Dividends received from consolidated subsidiaries	55,400	12,200	8,000
Equity in undistributed net income of subsidiaries	(78,235)	(119,293)	(104,377)
Depreciation and amortization	3,362	1,627	1,018
Amortization of debt issuance costs	2,635	711	—
Amortization of restricted stock	10,292	8,694	5,608
Deferred income tax	(3,836)	6,032	(4,652)
Excess tax benefits from share-based payment arrangements	(162)	1,302	(191)
Change in operating assets and liabilities
Investment income receivable	173	(315)	—
Federal and state income tax recoverable	15,998	(8,817)	4,674
Equity loss (income) in unconsolidated affiliate	—	—	777
Other assets	(16,763)	(14,482)	(640)
Accounts payable and accrued expenses	6,089	158	2,644
Deferred rent	(581)	(380)	(380)

Net cash flows provided by operations	55,117	(6,408)	7,205
Cash flows provided by (used in) investing activities:
Acquisition of OneBeacon	—	(2)	—
Acquisition of AequiCap II	—	(12,000)	—
Sale or maturity—fixed-maturity securities	58,367	65,294	—
Purchase of fixed assets	—	—	(12)
Purchase—fixed-maturity securities	(46,848)	(90,200)	—
Purchase—equity securities	(4,224)	—	—
Purchase of other invested assets	(10,458)	—	—
Sale—equity securities	1,304	—	—

Net cash flows used in investing activities	(1,859)	(36,908)	(12)
Cash flows provided by (used in) financing activities:
Proceeds from credit facility borrowings	67,000	56,000	—
Repayment of credit facility borrowings	(17,000)	(56,000)	—
Proceeds from convertible senior notes	—	145,634	—
Payment for convertible senior notes hedge	—	(15,300)	—
Proceeds from issuance of warrants	—	3,800	—
Exercise of stock options and warrants	373	1,590	741
Excess tax benefits from share-based payment arrangements	161	(1,302)	191
Treasury stock acquired-net employee share-based compensation	(1,834)	(1,750)	(1,057)
Repurchase of common stock	(64,572)	(88,034)	—
Dividends paid	(27,894)	(16,551)	(10,740)

Net cash flows provided by (used in) financing activities	(43,766)	28,087	(10,865)

Increase (decrease) in cash and cash equivalents	9,492	(15,229)	(3,672)
Cash and cash equivalents, beginning of year	3,390	18,619	22,291

Cash and cash equivalents, end of year	$12,882	$3,390	$18,619

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

Note 1—Debt

The information relating to debt is incorporated by reference from “Note 13 – Debt” in the consolidated financial statements.

Note 2—Income Taxes

Tower Group, Inc. files a consolidated Federal income tax return. The Reciprocal Exchanges are not included in Tower Group, Inc’s consolidated tax return as it does not have an ownership interest in the Reciprocal Exchanges, and they are not a part of the consolidated tax sharing agreement. The Federal income tax provision represents an allocation under the consolidated tax sharing agreement.

Note 3—Revision to Previously Issued Financial Statements

These condensed financial information schedules of Tower Group, Inc. have been revised for the effects of immaterial errors, individually and in the aggregate, which the Company originally recorded in the periods in which they were identified. See Note 2 to the consolidated financial statements for more detail.

Tower Group, Inc.

Schedule III—Supplementary Insurance Information

($ in thousands)	Deferred Acquisition Cost, Net of Deferred Ceding Commission Revenue	Gross Future Policy Benefits, Losses and Loss Expenses	Gross Unearned Premiums	Net Earned Premiums	Benefits, Losses and Loss Expenses	Amortization of DAC	Operating Expenses	Net Premiums Written
2011
Commercial Insurance	$120,655	$1,218,681	$588,436	$1,087,911	$736,474	$(242,412)	$153,277	$1,152,299
Personal Insurance	48,203	413,432	304,740	505,939	318,775	(103,173)	125,866	486,292

Total	$168,858	$1,632,113	$893,176	$1,593,850	$1,055,249	$(345,585)	$279,143	$1,638,591

2010
Commercial Insurance	$131,966	$1,197,065	$541,809	$941,015	$589,322	$(283,949)	$155,569	$987,260
Personal Insurance	32,157	413,356	330,217	351,654	194,701	(41,378)	84,501	326,804

Total	$164,123	$1,610,421	$872,026	$1,292,669	$784,023	$(325,327)	$240,070	$1,314,064

2009
Commercial Insurance	$105,873	$1,074,676	$557,368	$738,217	$406,727	$(217,203)	$115,346	$730,862
Personal Insurance	20,434	57,313	101,572	116,494	68,770	(45,894)	28,051	155,327

Total	$126,307	$1,131,989	$658,940	$854,711	$475,497	$(263,097)	$143,397	$886,189

Tower Group , Inc.

Schedule IV—Reinsurance

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2011
Premiums
Property and casualty insurance	$1,684,020	$195,922	$105,752	$1,593,850	6.6%
Accident and health insurance	—	—	—	—	—

Total Premiums	$1,684,020	$195,922	$105,752	$1,593,850	6.6%

Year ended December 31, 2010
Premiums
Property and casualty insurance	$1,429,250	$226,970	$90,389	$1,292,669	7.0%
Accident and health insurance	—	—	—	—	—

Total Premiums	$1,429,250	$226,970	$90,389	$1,292,669	7.0%

Year ended December 31, 2009
Premiums
Property and casualty insurance	$937,217	$191,549	$109,043	$854,711	12.8%
Accident and health insurance	—	—	—	—	—

Total Premiums	$937,217	$191,549	$109,043	$854,711	12.8%

Tower Group, Inc.

Schedule V—Valuation and Qualifying Accounts

($ in thousands)	Balance, Beginning of Period	Additions	Deletions	Balance, End of Period
Year ended December 31, 2011
Premiums receivable	$4,019	$2,569	$(4,105)	$2,483
Deferred income taxes, net	9,928	—	(4,863)	5,065

Year ended December 31, 2010
Premiums receivable	1,272	4,535	(1,788)	4,019
Deferred income taxes, net	—	9,928	—	9,928

Year ended December 31, 2009
Premiums receivable	550	1,671	(949)	1,272

Tower Group, Inc.

Schedule VI—Supplemental Information Concerning Insurance Operations

		Reserves For Unpaid Claims and Claim Adjustment Expenses					Claims and Claims Adjustment Expenses Incurred and Related to
($ in thousands)	Deferred Acquisition Cost		Discounted Reserves	Unearned Premium	Earned Premium	Net Investment Income	Current Year	Prior Year* Includes PXRE Commutation	Amortization of DAC	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
2011
Consolidated Insurance Subsidiaries	$168,858	$1,632,113	$3,674	$893,176	$1,593,850	$126,474	$1,076,045	$(20,796)	$(345,585)	$1,070,539	$1,638,591
2010
Consolidated Insurance Subsidiaries	164,123	1,610,421	3,674	872,026	1,292,669	107,265	796,313	(12,290)	(325,327)	740,722	1,314,064
2009
Consolidated Insurance Subsidiaries	126,307	1,131,989	4,518	658,940	854,711	74,866	477,757	(2,260)	(263,097)	405,935	886,189
Unconsolidated affiliate (1) (2)	—	—	—	—	2,627	2,098	2,105	(20)	914	967	1,375

(1)	Information relates to CastlePoint Holdings, Ltd. (“CP”)
(2)	The Company acquired CP on February 5, 2009. These are amounts for the period ended February 5, 2009 or for the period from January 1, 2009—February 5, 2009. Subsequent to February 5, 2009, CP amounts are included with consolidated insurance subsidiaries.

The exhibits listed below and designated with an asterisk are filed with this report. The exhibits listed below and designated with two asterisks are submitted electronically herewith. The exhibits listed below and not so designated are incorporated by reference to the documents following the descriptions of the exhibits.

Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of August 4, 2008, by and among Tower Group, Inc., Ocean I Corporation and CastlePoint Holdings, Ltd., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on August 6, 2008

2.2	Agreement and Plan of Merger, dated as of June 21, 2009, by and among Tower Group, Inc., Tower S.F. Merger Corporation and Specialty Underwriters’ Alliance, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8 filed on June 22, 2009

2.3	Amended and Restated Agreement and Plan of Merger, dated as of June 21, 2009, by and among Tower Group, Inc., Tower S.F. Merger Corporation and Specialty Underwriters’ Alliance, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on July 23, 2009

2.4	Purchase Agreement, dated as of February 2, 2010, by and among Tower Group, Inc., OneBeacon Insurance Group, Ltd., OneBeacon Insurance Group LLC, OneBeacon America Insurance Company, The Employers’ Fire Insurance Company, The Camden Fire Insurance Association, Homeland Insurance Company of New York, OneBeacon Insurance Company, OneBeacon Midwest Insurance Company, Pennsylvania General Insurance Company and The Northern Assurance Company of America, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 3, 2010

3.1	Amended and Restated Certificate of Incorporation of Tower Group, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-115310) filed on July 23, 2004

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Tower Group, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (No. 333-115310) filed on February 5, 2009

3.3	Certificate of Designations of Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 8, 2006

3.4	Certificate of Designations of Series A-1 Preferred Stock of Tower Group, Inc. incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007

3.5	Amended and Restated By-laws of Tower Group, Inc. as amended November 3, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2011

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004

4.2	Warrant issued to Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

4.3	Indenture, dated as of September 20, 2010, between Tower Group, Inc. and U.S. Bank National Association relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 20, 2010

4.4	Base Call Option Confirmation, dated as of September 14, 2010, between Bank of America, N.A. and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 20, 2010

4.5	Base Call Option Confirmation, dated as of September 14, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 20, 2010

4.6	Additional Call Option Confirmation, dated as of September 15, 2010, between Bank of America, N.A. and Tower Group, Inc relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 20, 2010

4.7	Additional Call Option Confirmation, dated as of September 15, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 20, 2010

4.8	Base Warrant Confirmation, dated as of September 14, 2010, between Bank of America, N.A. and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on September 20, 2010

4.9	Base Warrant Confirmation, dated as of September 14, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on September 20, 2010

4.10	Additional Warrant Confirmation, dated as of September 15, 2010, between Bank of America, N.A. and Tower Group, Inc relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on September 20, 2010

Exhibit Number	Description of Exhibits
4.11	Additional Warrant Confirmation, dated as of September 15, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on September 20, 2010

9.1	Voting Agreement, dated August 4, 2008, between Tower Group, Inc. and Michael H. Lee, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2008

10.1	Employment Agreement, dated as of February 27, 2012, by and between Tower Group, Inc. and Michael H. Lee incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on February 29, 2012.

10.2	Employment agreement, dated as of October 18, 2011, by and between Tower Group, Inc, and William F. Dove, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 18, 2011

10.3	Employment Agreement, dated as of November 19, 2009, by and between Tower Group, Inc. and William E. Hitselberger, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2009

10.4	Employment Agreement, dated as of July 23, 2007, by and between Tower Group Inc. and Gary S. Maier, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007

10.5	2004 Long-Term Equity Compensation Plan, as amended and restated effective May 15, 2008, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-115310) filed on June 20, 2008

10.6	2001 Stock Award Plan, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.7	2000 Deferred Compensation Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004

10.8	Amended & Restated Declaration of Trust, dated as of May 15, 2003, by and between Tower Group, Inc., Tower Statutory Trust I and U.S. Bank National Association, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.9	Indenture, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.10	Guarantee Agreement, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.11	Amended and Restated Trust Agreement, dated as of September 30, 2003, by and between Tower Group, Inc., JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association and Michael H. Lee, Steven G. Fauth and Francis M. Colalucci as Administrative Trustees of Tower Group Statutory Trust II, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.12	Junior Subordinated Indenture, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.13	Guarantee Agreement, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.14	Service and Expense Sharing Agreement, dated as of December 28, 1995, by and between Tower Insurance Company of New York and Tower Risk Management Corp., incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.15	Real Estate Lease and amendments thereto, by and between Broadpine Realty Holding Company, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004

10.16	Third Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC executed September 1, 2005, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on August 26, 2005

10.17	License and Services Agreement, dated as of June 11, 2002, by and between AgencyPort Insurance Services, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004

10.18	Agreement, dated as of April 17, 1996, between Morstan General Agency, Inc. and Tower Risk Management Corp., incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

10.19	Amended and Restated Declaration of Trust, dated December 15, 2004, by and among Wilmington Trust Company, as Institutional Trustee; Wilmington Trust Company, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on December 20, 2004

Exhibit Number	Description of Exhibits
10.20	Indenture between Tower Group, Inc. and Wilmington Trust Company, as Trustee, dated December 15, 2004, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 20, 2004

10.21	Guarantee Agreement dated December 15, 2004, by and between Tower Group, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 20, 2004

10.22	Amended and Restated Declaration of Trust, dated December 21, 2004, by and among JPMorgan Chase Bank, National Association, as Institutional Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on December 23, 2004

10.23	Indenture between Tower Group, Inc. and JPMorgan Chase Bank, National Association, as Trustee, dated December 21, 2004, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 23, 2004

10.24	Guarantee Agreement dated December 21, 2004, by and between Tower Group, Inc. and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 23, 2004

10.25	Amended and Restated Declaration of Trust, dated March 31, 2006, by and among Wells Fargo Bank, National Association, as Institutional Trustee; Wells Fargo Delaware Trust Company, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on April 6, 2006

10.26	Indenture between Tower Group, Inc. and Wells Fargo Bank, National Association, as Trustee, dated March 31, 2006, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on April 6, 2006

10.27	Guarantee Agreement dated March 31, 2006, by and between Tower Group, Inc. and Wells Fargo Delaware Trust Company, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on April 6, 2006

10.28	Stock Purchase Agreement by and among Tower Group, Inc. and Preserver Group, Inc. dated November 13, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006

10.29	Exchange Agreement by and among Tower Group, Inc. and CastlePoint Management Corp. dated January 11, 2007 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007

10.30	Master Agreement dated April 4, 2006 by and among Tower Group, Inc., Tower Insurance Company of New York, Tower National Insurance Company, CastlePoint Holdings, Ltd. and CastlePoint Management Corp. incorporated by reference to Exhibit 10.1to the Company’s Current Report on Form 8-K filed on January 22, 2007

10.31	Addendum No. 1 to the Master Agreement by and among Tower Group, Inc. and CastlePoint Holdings, Ltd. incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2007

10.32	Amended and Restated Declaration of Trust, dated January 25, 2007, by and among Wilmington Trust, as Institutional Trustee and as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Stephen L. Kibblehouse, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on January 26, 2007

10.33	Indenture between Tower Group, Inc. and Wilmington Trust Company, as Trustee, dated January 25, 2007, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on January 26, 2007

10.34	Guarantee Agreement dated January 25, 2007, by and between Tower Group, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on January 26, 2007

10.35	Management Agreement, dated July 1, 2007, by and between CastlePoint Insurance Company and Tower Risk Management Corp., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007

10.36	Fourth Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC dated July 25, 2006, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on March 14, 2008

10.37	Fifth Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC dated December 20, 2006, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on March 14, 2008

10.38	Service Agreement dated May 1, 2007 by and among Tower Risk Management Corp. and CastlePoint Management Corp. , incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed on March 14, 2008

10.39	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2008

Exhibit Number	Description of Exhibits
10.40	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan Performance Shares Award Agreement, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on March 16, 2009

10.41	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan, as amended and restated effective May 15, 2008, Restricted Stock Units Award Agreement, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on March 14, 2008

10.42	Stock Purchase Agreement dated August 27, 2008 between CastlePoint Reinsurance Company, Ltd., HIG, Inc. and Brookfield US Corporation, incorporated by reference to Exhibit 2.1 to CastlePoint Holdings, Ltd.’s Current Report on Form 8-K filed on September 2, 2008

10.43	Asset Purchase Agreement, dated as of August 26, 2008, by and among CastlePoint Reinsurance Company, Ltd., Tower Insurance Company of New York, Tower National Insurance Company, Preserver Insurance Company, Mountain Valley Insurance Company, North East Insurance Company and Tower Risk Management Corp., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 27, 2008

10.44	Limited Waiver Agreement, dated as of August 26, 2008, by and among Tower Group, Inc., Ocean I Corporation and CastlePoint Holdings, Ltd., incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed August 27, 2008

10.45	Parent Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 10.32 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007

10.46	Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.33 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007

10.47	Indenture, dated as of December 1, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.34 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007

10.48	Amended and Restated Declaration of Trust, dated as of December 1, 2006, among Wilmington Trust Company as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, CastlePoint Management Corp., as Sponsor, and Joel Weiner, James Dulligan and Roger Brown, as Administrators, incorporated by reference to Exhibit 10.35 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007

10.49	Parent Guarantee Agreement, dated as of December 14, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 10.36 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007

10.50	Guarantee Agreement of CastlePoint Management Corp., dated as of December 14, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.37 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007

10.51	Indenture, dated as of December 14, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.38 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007

10.52	Amended and Restated Declaration of Trust, dated as of December 14, 2006, among Wilmington Trust Company as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, CastlePoint Management Corp., as Sponsor, and Joel Weiner, James Dulligan and Roger Brown, as Administrators, incorporated by reference to Exhibit 10.39 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007

10.53	CastlePoint Holdings, Ltd. 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.4 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006

10.54	Amendment No. 1 to CastlePoint Holdings, Ltd. 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 4.5 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-8 (File No. 333-134628) filed on December 5, 2007

10.55	Form of Stock Option Agreement for Executive Employee Recipients of Options under 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.5 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006

10.56	Form of Stock Option Agreement for Non-Employee Director Recipients of Options under 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.6 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006

10.57	Indenture between CastlePoint Bermuda Holdings, Ltd. and Wilmington Trust Company, as Trustee, dated September 27, 2007, incorporated by reference to Exhibit 4.1 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007

10.58	Guarantee Agreement dated September 27, 2007 by and between CastlePoint Bermuda Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 4.2 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007

Exhibit Number	Description of Exhibits
10.59	Amended and Restated Declaration of Trust, dated September 27, 2007, by Wilmington Trust, as Institutional Trustee and as Delaware Trustee; CastlePoint Bermuda Holdings, Ltd. as Sponsor, and Trust Administrators Roger A. Brown, Joel S. Weiner and James Dulligan, incorporated by reference to Exhibit 4.3 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007

10.60	Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, dated September 27, 2007 by CastlePoint Bermuda Holdings, Ltd. in favor of Wilmington Trust Company as institutional trustee, incorporated by reference to Exhibit 4.4 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007

10.61	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company), incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K filed on March 16, 2009

10.62	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of December 14, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company), incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K filed on March 16, 2009

10.63	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of November 8, 2007, between CastlePoint Holdings, Ltd. and Wilmington Trust Company), incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K filed on March 16, 2009

10.64	Separation Agreement, dated as of February 27, 2009, by and between Tower Group, Inc. and Patrick J. Haveron, incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed on March 16, 2009

10.65	Consulting Agreement, dated as of February 27, 2009, by and between Tower Group, Inc. and Patrick J. Haveron, incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K filed on March 16, 2009

10.66	Letter of Amendment dated February 23, 2009 to Stock Purchase Agreement dated August 27, 2008 between CastlePoint Reinsurance Company, Ltd., HIG, Inc. and Brookfield US Corporation, incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K filed on March 16, 2009

10.67	Credit Agreement dated as of May 14, 2010 by and among Tower Group, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, PNC Bank, National Association, J.P. Morgan Securities Inc. and Banc of America Securities LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2010

16	Letter from Johnson, Lambert & Co. LLP regarding change in certifying accountant, incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on March 5, 2010

21.1	Subsidiaries of the registrant*

23.1	Consent of PricewaterhouseCoopers LLP*

23.2	Consent of Johnson Lambert & Co LLP*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael H. Lee*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William E. Hitselberger*

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

EX-101	INSTANCE DOCUMENT**

EX-101	SCHEMA DOCUMENT**

EX-101	CALCULATION LINKBASE DOCUMENT**

EX-101	LABELS LINKBASE DOCUMENT**

EX-101	PRESENTATION LINKBASE DOCUMENT**

EX-101	DEFINITION LINKBASE DOCUMENT**