Form 10-Q/A
period 2012-03-31
Tower Group, Inc.
filed 2013-01-16
CIK 1289592

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,409,826 shares of common stock, par value $0.01 per share, as of January 8, 2013.

Explanatory Note

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2012 (the “Original Quarterly Report”). This Form 10-Q/A is being filed to restate the consolidated balance sheet as of March 31, 2012, the consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three months ended March 31, 2012, and certain footnote disclosures thereto.

The need to restate these consolidated financial statements resulted from an error in the application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Accounting for Income Taxes, related to deferred income taxes on a 2009 acquisition. The Company initially corrected for and disclosed this error in its March 31, 2012 Form 10-Q; however management has since concluded that the correction of the $3.1 million deferred income tax error as more fully described in Note 2 to the consolidated financial statements was itself recorded incorrectly and is material to the March 31, 2012 consolidated quarterly financial statements.

Management is restating its March 31, 2012 Form 10-Q for the tax error discussed above and is also correcting for other immaterial adjustments that were initially recorded in the period they were identified. These immaterial adjustments are being recast into the periods in which they originated.

As a result of the restatement, management has also re-assessed the effectiveness of its disclosure controls and procedures and internal control over financial reporting and concluded that they were not effective as of the end of the period covered by this report on Form 10-Q/A because of a material weakness in internal control over financial reporting as discussed further in Item 4 contained herein.

The effects of this restatement to our consolidated financial statements are described in Note 2 to the consolidated financial statements. In addition, we have updated the financial statement disclosures for significant events that have occurred subsequent to the filing of the Original Quarterly Report. See “Note 14 – Subsequent Events” to the consolidated financial statements for further description.

The following sections have been amended from the Original Quarterly Report as a result of the restatement described above:

•	Part I – Item 1. Financial Statements

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I — Item 4. Controls and Procedures

This Form 10-Q/A also includes as exhibits certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Except as described above, no other sections have been amended from the Original Quarterly Report. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s Original Quarterly Report.

Tower Group, Inc.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2012

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Group, Inc.

Consolidated Balance Sheets

(Unaudited)

($ in thousands, except par value and share amounts)	March 31, 2012 (restated)	December 31, 2011
Assets
Investments - Tower
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $2,035,235 and $2,046,932)	$2,154,771	$2,153,620
Equity securities (cost of $110,845 and $91,069)	111,840	87,479
Other invested assets	47,839	44,347
Investments - Reciprocal Exchanges
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $277,406 and $288,180)	292,793	300,054
Equity securities (cost of $6,092 and $1,965)	6,781	1,866

Total investments	2,614,024	2,587,366
Cash and cash equivalents (includes $19,899 and $666 relating to Reciprocal Exchanges)	143,081	114,098
Investment income receivable (includes $3,042 and $2,978 relating to Reciprocal Exchanges)	29,605	26,782
Premiums receivable (includes $41,985 and $44,171 relating to Reciprocal Exchanges)	436,474	426,432
Reinsurance recoverable on paid losses (includes $3,366 and $5,670 relating to Reciprocal Exchanges)	24,859	23,903
Reinsurance recoverable on unpaid losses (includes $22,905 and $11,253 relating to Reciprocal Exchanges)	285,381	319,664
Prepaid reinsurance premiums (includes $14,997 and $14,685 relating to Reciprocal Exchanges)	52,739	54,037
Deferred acquisition costs, net (includes $11,672 and $11,866 relating to Reciprocal Exchanges)	171,651	168,858
Intangible assets (includes $7,293 and $4,839 relating to Reciprocal Exchanges)	111,038	114,920
Goodwill	245,548	245,548
Other assets (includes $4,342 and $2,685 relating to Reciprocal Exchanges)	362,815	376,050

Total assets	$4,477,215	$4,457,658

Liabilities
Loss and loss adjustment expenses (includes $142,618 and $136,274 relating to Reciprocal Exchanges)	$1,597,439	$1,632,113
Unearned premium (includes $99,907 and $102,991 relating to Reciprocal Exchanges)	897,402	893,176
Reinsurance balances payable (includes $5,479 and $3,466 relating to Reciprocal Exchanges)	19,354	20,794
Funds held under reinsurance agreements	95,731	96,726
Other liabilities (includes $28,283 and $10,035 relating to Reciprocal Exchanges)	303,811	289,394
Deferred income taxes (includes $15,139 and $18,907 relating to Reciprocal Exchanges)	45,369	37,375
Debt	427,590	426,901

Total liabilities	3,386,696	3,396,479
Contingencies (Note 13)	—	—
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 46,769,519 and 46,448,341 shares issued, and 39,441,136 and 39,221,102 shares outstanding)	468	465
Treasury stock (7,328,383 and 7,227,239 shares)	(160,327)	(158,185)
Paid-in-capital	773,185	772,938
Accumulated other comprehensive income	74,344	63,053
Retained earnings	367,296	355,528

Tower Group, Inc. stockholders’ equity	1,054,966	1,033,799

Noncontrolling interests	35,553	27,380

Total stockholders’ equity	1,090,519	1,061,179

Total liabilities and stockholders’ equity	$4,477,215	$4,457,658

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012 (restated)	2011
Revenues
Net premiums earned	$420,158	$379,795
Ceding commission revenue	5,163	9,581
Insurance services revenue	497	602
Policy billing fees	3,134	2,178
Net investment income	33,943	31,203
Net realized investment gains (losses):
Other-than-temporary impairments	(2,976)	(168)
Portion of loss recognized in other comprehensive income	—	24
Other net realized investment gains	6,304	7,504

Total net realized investment gains (losses)	3,328	7,360

Total revenues	466,223	430,719
Expenses
Loss and loss adjustment expenses	267,493	240,466
Direct and ceding commission expense	80,385	76,114
Other operating expenses	77,071	66,000
Acquisition-related transaction costs	1,262	12
Interest expense	8,611	8,100

Total expenses	434,822	390,692

Income before income taxes	31,401	40,027
Income tax expense	9,224	9,178

Net income	$22,177	$30,849
Less: Net income attributable to Noncontrolling interests	3,011	4,328

Net income attributable to Tower Group, Inc.	$19,166	$26,521

Earnings per share attributable to Tower Group, Inc. stockholders:
Basic	$0.49	$0.63
Diluted	$0.49	$0.63

Weighted average common shares outstanding:
Basic	39,233	41,794
Diluted	39,307	41,930

Dividends declared and paid per common share	$0.19	$0.13

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2012 (restated)	2011
Net income	$22,177	$30,849
Other comprehensive income (loss) before tax
Gross unrealized investment holding gains (losses) arising during periods	25,061	(458)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	166	(24)
Deferred gain (loss) on cash flow hedge	(231)	938
Less: Reclassification adjustment for (gains) losses included in net income	(3,583)	(7,336)

Other comprehensive income (loss) before tax	21,413	(6,880)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(6,738)	1,131

Other comprehensive income (loss), net of income tax	14,675	(5,749)

Comprehensive income	$36,852	$25,100

Less: Comprehensive income attributable to Noncontrolling interests	6,385	3,818

Comprehensive income attributable to Tower Group, Inc.	$30,467	$21,282

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Treasury	Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling	Total Stockholders’
(in thousands)	Shares	Amount	Stock	Capital	Income (loss)	Earnings	Interests	Equity
Balance at December 31, 2010	45,742	$457	$(91,779)	$763,064	$48,279	$322,941	$4,190	$1,047,152
Dividends declared	—	—	—	—	—	(5,116)	—	(5,116)
Stock based compensation	637	7	(1,386)	2,343	—	—	—	964
Repurchase of common stock	—	—	(17,571)	—	—	—	—	(17,571)
Net income	—	—	—	—	—	26,521	4,328	30,849
Other comprehensive income	—	—	—	—	(5,239)	—	(510)	(5,749)

Balance at March 31, 2011	46,379	$464	$(110,736)	$765,407	$43,040	$344,346	$8,008	$1,050,529

Balance at December 31, 2011	46,448	$465	$(158,185)	$772,938	$63,053	$355,528	$27,380	$1,061,179
Dividends declared	—	—	—	—	—	(7,398)	—	(7,398)
Stock based compensation	321	3	(2,142)	2,025	—	—	—	(114)
Net income	—	—	—	—	—	19,166	3,011	22,177
Transfer of assets to Reciprocal Exchange	—	—	—	$(1,778)	—	—	1,778	—
Other comprehensive income	—	—	—	—	11,291	—	3,384	14,675
Balance at March 31, 2012, as restated	46,769	$468	$(160,327)	$773,185	$74,344	$367,296	$35,553	$1,090,519

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2012 (restated)	2011
Cash flows provided by (used in) operating activities:
Net income	$22,177	$30,849
Adjustments to reconcile net income to net cash provided by (used in) operations:
Net realized investment (gains) losses	(3,328)	(7,360)
Depreciation and amortization	9,111	6,668
Amortization of bond and debt premium or discount	2,462	714
Amortization of restricted stock	2,025	2,147
Deferred income taxes	2,674	6,494
Changes in operating assets and liabilities:
Investment income receivable	(2,568)	(1,749)
Premiums receivable	(9,206)	23,585
Reinsurance recoverable	33,327	(9,850)
Prepaid reinsurance premiums	1,298	14,339
Deferred acquisition costs, net	(2,793)	3,260
Other assets	22,515	(14,174)
Loss and loss adjustment expenses	(34,674)	6,596
Unearned premium	4,226	(34,116)
Reinsurance balances payable	(1,440)	(18,397)
Funds held under reinsurance agreements	(995)	6,551
Other liabilities	(13,944)	(5,047)
Net cash flows provided by operations	30,865	10,510
Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(10,553)	(9,475)
Purchase - fixed-maturity securities	(586,772)	(630,418)
Purchase - equity securities	(399,789)	(86,322)
Short-term investments, net	—	1,560
Change in other invested assets	(3,492)	—
Sale or maturity - fixed-maturity securities	639,890	611,129
Sale - equity securities	368,145	82,877
Net cash flows provided by (used in) investing activities	7,429	(30,649)
Cash flows provided by (used in) financing activities:
Proceeds from credit facility borrowings	—	17,000
Issuance of common stock under stock-based compensation programs	3	207
Excess tax benefits from share-based payment arrangements	225	(151)
Treasury stock acquired-net employee share-based compensation	(2,141)	(1,390)
Repurchase of Common Stock	—	(17,571)
Dividends paid	(7,398)	(5,116)
Net cash flows provided by (used in) financing activities	(9,311)	(7,021)
Increase (decrease) in cash and cash equivalents	28,983	(27,160)
Cash and cash equivalents, beginning of period	114,098	140,221
Cash and cash equivalents, end of period	$143,081	$113,061

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

Note 2—Restatement of Previously Issued Financial Statements

In the three month period ended March 31, 2012, the Company recorded an adjustment to correct its deferred tax expense as reported in its Form 10-Q filed on May 10, 2012 for the three months ended March 31, 2012. This adjustment relates to deferred income tax accounting associated with the 2009 CastlePoint Holdings, Ltd. (“CastlePoint”) acquisition. An entry of $3.1 million due to changes in the initial estimate of deferred taxes arising from the CastlePoint acquisition was recorded as a reduction to income tax expense rather than as a reduction to goodwill at March 31, 2012. Management has concluded this adjustment is material to the March 31, 2012 Form 10-Q and is restating the 2012 amounts reported in the March 31, 2012 Form 10-Q. In addition, the Company is also restating these consolidated financial statements to correct for other immaterial items, individually and in the aggregate, which the Company originally recorded in the period they were identified.

These other corrections relate primarily to the following areas:

Deferred income tax liabilities: A summary of the other adjustments to deferred income taxes is as follows:

	As of	As of
	March 31,	December 31,
(in millions)	2012	2011
Tax error deemed material, see above	—	(3.1)
Reciprocal Exchanges - valuation allowance	$—	$(4.6)
Reciprocal Exchanges - surplus note	18.7	18.7
Other	(5.5)	(3.0)

	$13.2	$8.0

As of December 31, 2011, deferred income tax liabilities were reduced $4.6 million due to a correction in the Reciprocal Exchanges’ deferred tax valuation allowance. The Company should have released $4.6 million of the valuation allowance in 2010 when the related deferred tax asset was reduced. This deferred tax asset and related valuation allowance were recorded in connection with the initial consolidation of the Reciprocal Exchanges on July 1, 2010. As discussed in its Form 10-Q filed on May 10, 2012, the Company initially recorded this $4.6 million as a reduction to deferred tax liabilities with a corresponding decrease to income tax expense in the three months ended March 31, 2012. The correction of this error reduces previously reported consolidated net income for the three months ended March 31, 2012. This correction has no effect on net income attributable to Tower Group, Inc. or shareholders’ equity attributable to Tower shareholders.

Also, as of March 31, 2012 and December 31, 2011, the Company did not record a deferred income tax liability associated with the Reciprocal Exchanges’ surplus notes obligations. On consolidation of the Reciprocal Exchanges, the Company should have accounted for the book basis versus tax basis differences on surplus note obligations in its deferred taxes. This correction decreases noncontrolling interests’ equity, but has no effect on stockholders’ equity attributable to Tower Group, Inc. as of March 31, 2012 and December 31, 2011.

Other corrections made to deferred income tax liabilities resulted from reclassification adjustments between current income tax receivables (reported within other assets), correcting the deferred taxes on the investment unrealized gains (losses), and the deferred income tax effect of recording certain immaterial adjustments to the statement of income.

Goodwill: As of December 31, 2011 and 2010, goodwill was overstated by $4.5 million. $3.1 million is attributed to the deferred tax liability corrections discussed in deferred income taxes above relating to the CastlePoint acquisition in 2009. The Company also reduced goodwill by $1.4 million attributed to other fair value and purchase price adjustments on 2009 and 2010 acquisitions.

Premiums receivables: As of March 31, 2012 and December 31, 2011, the Company reclassified $20.5 million and 17.8 million, respectively, of certain commission expense payables to other liabilities. These amounts had historically been netted against premiums receivables.

Other Assets and other liabilities: Other assets were adjusted primarily for (i) the correction of current tax receivables, the offset of which are either recorded as a reclassification to deferred income tax asset / liabilities, (ii), reclassification of certain amounts to other liabilities, and (iii) the current income tax receivables/payables relating to certain of the income statement corrections. Other liabilities were adjusted primarily for the reclassification of certain commission expense payables from premiums receivables as well as certain other reclassifications with other assets.

Paid-in-capital and accumulated other comprehensive income: In the three months ended March 31, 2012, Tower transferred a licensed insurance Company shell to the Reciprocal Exchanges that resulted in a $1.8 million loss to Tower. This loss was originally reported as a realized loss to Tower in error. However, since this was a non-recurring transaction between parties under common control, this should have been recorded as reduction to Tower’s paid-in-capital. This correction has no impact to consolidated net income, but increases net income attributable to Tower. In addition, this correction has no effect on consolidated stockholders’ equity or stockholders’ equity attributable to Tower Group, Inc., but, results in a reclassification between paid-in-capital and retained earnings.

The effects of the restatement on the consolidated balance sheets are presented in the table below:

	As of March 31, 2012			December 31, 2011
($ in thousands, except par value and share amounts)	As Previously Filed	Restated	Effect of Adjustments	As Previously Reported	Revised	Effect of Adjustments
Assets
Total investments	$2,614,024	$2,614,024	$—	$2,587,366	$2,587,366	$—
Cash and cash equivalents	143,081	143,081	—	114,098	114,098	—
Investment income receivable	29,605	29,605	—	26,782	26,782	—
Premiums receivable	415,933	436,474	20,541	408,626	426,432	17,806
Reinsurance recoverable on paid losses	24,859	24,859	—	23,903	23,903	—
Reinsurance recoverable on unpaid losses	285,381	285,381	—	319,664	319,664	—
Prepaid reinsurance premiums	52,739	52,739	—	54,037	54,037	—
Deferred acquisition costs, net	171,651	171,651	—	168,858	168,858	—
Intangible assets	111,038	111,038	—	114,920	114,920	—
Goodwill	250,103	245,548	(4,555)	250,103	245,548	(4,555)
Other assets	357,136	362,815	5,679	373,838	376,050	2,212
Total assets	$4,455,550	$4,477,215	$21,665	$4,442,195	$4,457,658	$15,463
Liabilities
Loss and loss adjustment expenses	$1,597,439	$1,597,439	$—	$1,632,113	$1,632,113	$—
Unearned premium	897,402	897,402	—	893,176	893,176	—
Reinsurance balances payable	19,354	19,354	—	20,794	20,794	—
Funds held under reinsurance agreements	95,731	95,731	—	96,726	96,726	—
Other liabilities	272,799	303,811	31,012	266,155	289,394	23,239
Deferred income taxes	32,148	45,369	13,221	29,337	37,375	8,038
Debt	427,590	427,590	—	426,901	426,901	—
Total liabilities	3,342,463	3,386,696	44,233	3,365,202	3,396,479	31,277
Contingencies (Note 12)	—	—	—	—	—	—
Stockholders’ equity
Common stock	468	468	—	465	465	—
Treasury stock	(160,327)	(160,327)	—	(158,185)	(158,185)	—
Paid-in-capital	774,963	773,185	(1,778)	772,938	772,938	—
Accumulated other comprehensive income	73,369	74,344	975	62,244	63,053	809
Retained earnings	369,916	367,296	(2,620)	356,680	355,528	(1,152)
Tower Group, Inc. stockholders’ equity	1,058,389	1,054,966	(3,423)	1,034,142	1,033,799	343
Noncontrolling interests	54,698	35,553	(19,145)	42,851	27,380	(15,471)
Total stockholders’ equity	1,113,087	1,090,519	(22,568)	1,076,993	1,061,179	(15,814)
Total liabilities and stockholders’ equity	4,455,550	$4,477,215	$21,665	4,442,195	4,457,658	15,463

The effects of the restatement on the consolidated statement of operations are presented in the table below:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(in thousands, except per share amounts)	As Previously Filed	Restated	Effect of Adjustments	As Previously Filed	Revised	Effect of Adjustments
Revenues
Net premiums earned	$420,158	$420,158	$—	$379,795	$379,795	$—
Ceding commission revenue	5,163	5,163	—	8,181	9,581	1,400
Insurance services revenue	497	497	—	602	602	—
Policy billing fees	3,134	3,134	—	2,178	2,178	—
Net investment income	33,943	33,943	—	32,378	31,203	(1,175)
Other-than-temporary impairments	(2,721)	(2,976)	(255)	(168)	(168)	—
Portion of loss recognized in other comprehensive income	—	—	—	24	24	—
Other net realized investment gains	6,304	6,304	—	7,504	7,504	—
Total net realized investment gains (losses)	3,583	3,328	(255)	7,360	7,360	—
Total revenues	466,478	466,223	(255)	430,494	430,719	225
Expenses
Loss and loss adjustment expenses	267,493	267,493	—	240,176	240,466	290
Direct and ceding commission expense	79,685	80,385	700	76,603	76,114	(489)
Other operating expenses	78,971	77,071	(1,900)	66,339	66,000	(339)
Acquisition-related transaction costs	1,262	1,262	—	12	12	—
Interest expense	7,576	8,611	1,035	8,100	8,100	—
Total expenses	434,987	434,822	(165)	391,230	390,692	(538)
Income before income taxes	31,491	31,401	(90)	39,264	40,027	763
Income tax expense	1,850	9,224	7,374	12,758	9,178	(3,580)
Net income	$29,641	$22,177	$(7,464)	$26,506	$30,849	$4,343
Less: Net income (loss) attributable to Noncontrolling interests	9,007	3,011	(5,996)	821	4,328	3,507
Net income attributable to Tower Group, Inc.	$20,634	$19,166	$1,468	$25,685	$26,521	$836
Comprehensive income	$43,606	$36,852	$(6,754)	$21,518	$25,100	$3,582
Less: Comprehensive income (loss) attributable to Noncontrolling interests	11,847	6,385	(5,462)	1,636	3,818	2,182
Comprehensive income attributable to Tower Group, Inc.	31,759	30,467	(1,292)	19,882	21,282	1,400
Earnings per share attributable to Tower Group, Inc. stockholders:
Basic	$0.53	$0.49	$(0.04)	$0.61	$0.63	$0.02
Diluted	$0.52	$0.49	$(0.03)	$0.61	$0.63	$0.02

The restatement to the consolidated financial statements had no impact on the captions cash flows provided by (used in) operating activities, cash flows provided by (used in) investing activities, cash flows provided by (used in) financing activities or net increases or decreases in cash and cash equivalents as reported in the consolidated statements of cash flows for the three months ended March 31, 2012 and 2011. However, there were corrections to certain captions within net cash flows provided by operations.

Note 3—Accounting Policies and Basis of Presentation

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

The accompanying unaudited consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2011 and notes thereto included in the Annual Report on Form 10-K filed on February 29, 2012 (as amended on Form 10-K/A filed on January 16, 2013). The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. All inter-company transactions have been eliminated in consolidation.

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

For the three months ended March 31, 2012, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $50.2 million, $47.2 million and $3.0 million, respectively. For the three months ended March 31, 2011, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $49.2 million, $44.9 million and $4.3 million, respectively.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 5—Investments

The cost or amortized cost and fair value of the Company’s investments in fixed maturity and equity securities, gross unrealized gains and losses, and other-than-temporary impairment losses as of March 31, 2012 and December 31, 2011 are summarized as follows:

($ in thousands)	Cost or Amortized Cost (restated)	Gross Unrealized Gains	Gross Unrealized Losses (restated)	Fair Value	Unrealized OTTI Losses (1)
March 31, 2012
U.S. Treasury securities	$188,169	$1,413	$(33)	$189,549	$—
U.S. Agency securities	78,811	2,564	(56)	81,319	—
Municipal bonds	728,009	49,843	(443)	777,409	—
Corporate and other bonds
Finance	294,389	14,879	(1,041)	308,227	—
Industrial	386,707	23,080	(1,523)	408,264	—
Utilities	26,314	2,785	(188)	28,911	—
Commercial mortgage-backed securities	229,925	27,663	(422)	257,166	(116)
Residential mortgage-backed securities
Agency backed securities	304,596	14,132	(153)	318,575	—
Non-agency backed securities	17,248	2,051	(247)	19,052	(195)
Asset-backed securities	58,473	964	(345)	59,092	(10)

Total fixed-maturity securities	2,312,641	139,374	(4,451)	2,447,564	(321)
Preferred stocks, principally financial sector	27,934	1,890	(241)	29,583	—
Common stocks, principally financial and industrial sectors	89,003	2,759	(2,724)	89,038	—

Total, March 31, 2012	$2,429,578	$144,023	$(7,416)	$2,566,185	$(321)

Tower	$2,146,080	$127,465	$(6,934)	$2,266,611	$(321)
Reciprocal Exchanges	283,498	16,558	(482)	299,574	—

Total, March 31, 2012	$2,429,578	$144,023	$(7,416)	$2,566,185	$(321)

December 31, 2011
U.S. Treasury securities	$154,430	$1,725	$(13)	$156,142	$—
U.S. Agency securities	114,411	2,779	—	117,190	—
Municipal bonds	688,192	48,777	(255)	736,714	—
Corporate and other bonds
Finance	331,917	9,201	(4,615)	336,503	—
Industrial	388,139	22,198	(2,287)	408,050	—
Utilities	30,164	3,067	(61)	33,170	—
Commercial mortgage-backed securities	232,877	22,854	(2,564)	253,167	(483)
Residential mortgage-backed securities
Agency backed securities	304,876	15,401	(1)	320,276	—
Non-agency backed securities	29,907	2,603	(901)	31,609	(695)
Asset-backed securities	60,199	1,309	(655)	60,853	—

Total fixed-maturity securities	2,335,112	129,914	(11,352)	2,453,674	(1,178)
Preferred stocks, principally financial sector	24,083	317	(890)	23,510	—
Common stocks, principally industrial and financial sectors	68,951	1,078	(4,194)	65,835	—
Short-term investments	—	—	—	—	—

Total, December 31, 2011	$2,428,146	$131,309	$(16,436)	$2,543,019	$(1,178)

Tower	$2,138,001	$118,173	$(15,075)	$2,241,099	$(1,178)
Reciprocal Exchanges	290,145	13,136	(1,361)	301,920	—

Total, December 31, 2011	$2,428,146	$131,309	$(16,436)	$2,543,019	$(1,178)

(1)	Represents the gross unrealized loss on other-than-temporarily impaired securities recognized in accumulated other comprehensive income (loss).

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

Major categories of net investment income are summarized as follows:

	Three Months Ended March 31,
($ in thousands)	2012	2011
Income
Fixed-maturity securities	$25,412	$28,803
Equity securities	7,636	3,545
Cash and cash equivalents	290	131
Other, primarily from other invested assets	1,982	130

Total	35,320	32,609
Expenses
Investment expenses	(1,377)	(1,406)

Net investment income	$33,943	$31,203

Tower	32,257	29,513
Reciprocal Exchanges	3,349	3,344
Elimination of interest on Reciprocal Exchange surplus notes	(1,663)	(1,654)

Net investment income	$33,943	$31,203

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

Gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three Months Ended March 31,
($ in thousands)	2012 (restated)	2011
Fixed-maturity securities
Gross realized gains	$13,991	$15,106
Gross realized losses	(2,858)	(6,007)

	11,133	9,099
Equity securities
Gross realized gains	1,546	2,342
Gross realized losses	(6,375)	(3,937)

	(4,829)	(1,595)

Net realized gains on investments	6,304	7,504

Other-than-temporary impairment losses:
Fixed-maturity securities	(117)	(144)
Equity securities	(2,859)	—

Total other-than-temporary impairment losses recognized in earnings	(2,976)	(144)

Total net realized investment gains (losses)	$3,328	$7,360

Tower	$1,138	$8,237
Reciprocal Exchanges	2,190	(877)

Total net realized investment gains (losses)	$3,328	$7,360

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

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the amount of fixed-maturity and equity securities that were OTTI for the three months ended March 31, 2012 and 2011. This resulted in recording impairment write-downs included in net realized investment gains (losses), and reduced the unrealized loss in other comprehensive net income:

	Three Months Ended March 31,
($ in thousands)	2012 (restated)	2011
Corporate and other bonds	$(89)	$—
Commercial mortgage-backed securities	—	(97)
Residential mortgage-backed securities	(28)	(71)
Equities	(2,859)	—

Other-than-temporary-impairments	(2,976)	(168)
Portion of loss recognized in accumulated other comprehensive income (loss)	—	24

Impairment losses recognized in earnings	$(2,976)	$(144)

Tower	$(2,976)	$(144)
Reciprocal Exchanges	—	—

Impairment losses recognized in earnings	$(2,976)	$(144)

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

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information regarding invested assets that were in an unrealized loss position at March 31, 2012 and December 31, 2011 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses (restated)	Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses (restated)
March 31, 2012
U.S. Treasury securities	$94,704	$(33)	$—	$—	$94,704	$(33)
U.S. Agency securities	4,631	(56)	—	—	4,631	(56)
Municipal bonds	47,887	(443)	—	—	47,887	(443)
Corporate and other bonds
Finance	33,614	(1,033)	860	(8)	34,474	(1,041)
Industrial	59,964	(1,480)	1,742	(44)	61,706	(1,524)
Utilities	5,582	(188)	—	—	5,582	(188)
Commercial mortgage-backed securities	20,760	(422)	—	—	20,760	(422)
Residential mortgage-backed securities
Agency backed	28,885	(153)	22	—	28,907	(153)
Non-agency backed	1,169	(70)	2,911	(177)	4,080	(247)
Asset-backed securities	28,917	(315)	1,743	(29)	30,660	(344)

Total fixed-maturity securities	326,113	(4,193)	7,278	(258)	333,391	(4,451)
Preferred stocks	10,726	(165)	1,473	(76)	12,199	(241)
Common stocks	49,201	(2,724)	—	—	49,201	(2,724)

Total, March 31, 2012	$386,040	$(7,082)	$8,751	$(334)	$394,791	$(7,416)

Tower	$345,579	$(6,627)	$7,952	$(307)	$353,531	$(6,934)
Reciprocal Exchanges	40,461	(455)	799	(27)	41,260	(482)

Total, March 31, 2012	$386,040	$(7,082)	$8,751	$(334)	$394,791	$(7,416)

December 31, 2011
U.S. Treasury securities	$92,001	$(13)	$—	$—	$92,001	$(13)
Municipal bonds	13,449	(255)	—	—	13,449	(255)
Corporate and other bonds
Finance	138,986	(4,610)	251	(5)	139,237	(4,615)
Industrial	57,357	(2,141)	3,519	(145)	60,876	(2,286)
Utilities	1,902	(61)	—	—	1,902	(61)
Commercial mortgage-backed securities	26,130	(2,564)	—	—	26,130	(2,564)
Residential mortgage-backed securities
Agency backed	19	(1)	12	—	31	(1)
Non-agency backed	13,294	(318)	4,609	(583)	17,903	(901)
Asset-backed securities	29,624	(647)	610	(9)	30,234	(656)

Total fixed-maturity securities	372,762	(10,610)	9,001	(742)	381,763	(11,352)
Preferred stocks	17,773	(644)	1,303	(246)	19,076	(890)
Common stocks	44,132	(4,194)	—	—	44,132	(4,194)

Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

Tower	$398,989	$(14,160)	$8,264	$(915)	$407,253	$(15,075)
Reciprocal Exchanges	35,678	(1,288)	2,040	(73)	37,718	(1,361)

Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

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

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 7—Loss and Loss Adjustment Expense

The following table provides a reconciliation of the beginning and ending consolidated balances for unpaid losses and loss adjustment expense (“LAE”) for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012			2011
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total
Balance at January 1,	$1,495,839	$136,274	$1,632,113	$1,439,106	$171,315	$1,610,421
Less reinsurance recoverables on unpaid losses	(308,411)	(11,253)	(319,664)	(271,298)	(11,384)	(282,682)

	1,187,428	125,021	1,312,449	1,167,808	159,931	1,327,739
Net reserves, at fair value, of acquired entities	—	—	—	—	—	—
Incurred related to:
Current year	229,994	24,531	254,525	208,727	29,952	238,679
Prior years unfavorable/(favorable) development	13,256	(288)	12,968	8,011	(6,224)	1,787

Total incurred	243,250	24,243	267,493	216,738	23,728	240,466
Paid related to:
Current year	79,504	17,428	96,932	46,688	13,367	60,055
Prior years	158,829	12,123	170,952	161,388	20,097	181,485

Total paid	238,333	29,551	267,884	208,076	33,464	241,540

Net balance at end of period	1,192,345	119,713	1,312,058	1,176,470	150,195	1,326,665
Add reinsurance recoverables on unpaid losses	262,476	22,905	285,381	278,595	11,757	290,352

Balance at March 31,	$1,454,821	$142,618	$1,597,439	$1,455,065	$161,952	$1,617,017

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

The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 63.7% and 63.3% for the three months ended March 31, 2012 and 2011, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 64.2% and 64.8% for the three months ended March 31, 2012 and 2011, respectively. The Reciprocal Exchanges’ net loss ratio was 58.4% and 52.4% for the three months ended March 31, 2012 and 2011, respectively.

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

Note 9—Debt

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

Total interest expense incurred, including interest expense on the funds held liabilities was $8.6 million and $8.1 million for the three months ended March 31, 2012 and 2011, respectively.

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

The following table shows the computation of the earnings per share pursuant to the two-class method:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012 (restated)	2011
Numerator
Net income attributable to Tower Group, Inc.	$19,166	$26,521
Denominator
Weighted average common shares outstanding	39,233	41,794
Effect of dilutive securities:
Stock options	74	132
Other	—	4
Weighted average common and potential dilutive shares outstanding	39,307	41,930
Earnings per share attributable to Tower stockholders - basic
Common stock:
Distributed earnings	$0.19	$0.13
Undistributed earnings	0.30	0.50
Total	0.49	0.63
Earnings per share attributable to Tower stockholders - diluted	$0.49	$0.63

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

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Business segments results are as follows:

	Three Months Ended March 31,
($ in thousands)	2012 (restated)	2011
Commercial Insurance Segment
Revenues
Premiums earned	$297,835	$251,768
Ceding commission revenue	10	5,418
Policy billing fees	1,513	764
Total revenues	299,358	257,950
Expenses
Loss and loss adjustment expenses	201,438	164,780
Underwriting expenses	103,142	86,613
Total expenses	304,580	251,393
Underwriting profit (loss)	$(5,222)	$6,557

Personal Insurance Segment
Revenues
Premiums earned	$122,323	$128,027
Ceding commission revenue	5,153	4,163
Policy billing fees	1,621	1,414
Total revenues	129,097	133,604
Expenses
Loss and loss adjustment expenses	66,055	75,686
Underwriting expenses	53,852	54,192
Total expenses	119,907	129,878
Underwriting profit (loss)	$9,190	$3,726
Tower	$9,438	$3,382
Reciprocal Exchanges	(248)	344
Total underwriting profit (loss)	$9,190	$3,726

Insurance Services Segment
Revenues
Management fee income	$6,862	$6,695
Other revenue	497	602
Total revenues	7,359	7,297
Expenses
Other expenses	4,463	5,041
Total expenses	4,463	5,041
Insurance services pretax income	$2,896	$2,256

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table reconciles revenue by segment to consolidated revenues:

	Three Months Ended March 31,
($ in thousands)	2012 (restated)	2011
Commercial insurance segment	$299,358	$257,950
Personal insurance segment	129,097	133,604
Insurance services segment	7,359	7,297
Total segment revenues	435,814	398,851
Elimination of management fee income	(6,862)	(6,695)
Net investment income	33,943	31,203
Net realized gains (losses) on investments, including other-than-temporary impairments	3,328	7,360
Consolidated revenues	$466,223	$430,719

The following table reconciles the results of the Company’s individual segments to consolidated income before income taxes:

	Three Months Ended March 31,
($ in thousands)	2012 (restated)	2011
Commercial insurance segment underwriting profit (loss)	$(5,222)	$6,557
Personal insurance segment underwriting profit	9,190	3,726
Insurance services segment pretax income	2,896	2,256
Net investment income	33,943	31,203
Net realized gains on investments, including other-than-temporary impairments	3,328	7,360
Corporate expenses	(2,861)	(2,963)
Acquisition-related transaction costs	(1,262)	(12)
Interest expense	(8,611)	(8,100)
Income before income taxes	$31,401	$40,027

Note 13—Contingencies

Legal Proceedings

On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (“TICNY”), a wholly-owned subsidiary of Tower Group, Inc., in the United States District Court for the District of New Jersey seeking, inter alia, to recover $6.1 million under various retrocessional contracts pursuant to which TICNY reinsures Munich. On June 22, 2009, TICNY filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover $2.8 million under various reinsurance contracts pursuant to which Munich reinsures TICNY. (A separate action commenced by Munich against TICNY on June 17, 2009 in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access to TICNY’s books and records pertaining to various quota share agreements, to which TICNY filed its answer on July 7, 2009, was subsequently dismissed pursuant to the stipulation of the parties on March 17, 2010.) The parties have now concluded discovery. On July 15, 2011, TICNY paid $3.3 million to Munich to resolve a portion of the dispute. On December 22, 2011, the court granted partial summary judgment with respect to certain of the claims and defenses in the litigation. On March 23, 2012, the Court ruled that Munich was entitled to approximately $168,000 from TICNY in pre-judgment interest on the amount of $3.3 million that TICNY had paid to Munich on July 15, 2011, which was expensed in the first quarter of 2012. Trial was scheduled for October 15, 2012, but during the third quarter of 2012, the parties reached a settlement of the action for $2.9 million after-tax which is included as a charge in other operating expenses. On October 9, 2012, the Court entered an order dismissing certain claims with prejudice and other claims without prejudice.

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

Note 14—Subsequent Events

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

The following table provides a reconciliation of operating income to net income on a GAAP basis. The operating income is used to calculate operating earnings per share and operating return on average equity:

	Three Months Ended March 31,
($ in thousands)	2012 (restated)	2011
Operating income	$20,618	$21,178
Net realized gains (losses) on investments, excluding gains (losses) attributable to Reciprocal Exchanges	(648)	8,237
Acquisition-related transaction costs	(1,262)	(12)
Income tax	458	(2,882)

Net income attributable to Tower Group, Inc.	$19,166	$26,521

Critical Accounting Estimates

As of March 31, 2012, there were no material changes to our critical accounting estimates; refer to the Company’s 2011 Annual Report on Form 10-K for a complete discussion of critical accounting estimates.

Critical Accounting Policies

See “Note 3—Accounting Policies and Basis of Presentation” for information related to updated accounting policies.

Consolidated Results of Operations

Our results of operations are discussed below in two parts, consolidated results of operations and the results of each of our three segments.

	Three Months Ended March 31,
	2012 (restated)				2011
($ in thousands)	Tower	Reciprocal Exchanges	Elimina- tions(1)	Total	Tower	Reciprocal Exchanges	Elimina- tions(1)	Total
Net premiums written	$387,591	$38,093	$—	$425,684	$319,390	$40,628	$—	$360,018
Revenues
Net premiums earned	$378,669	$41,489	$—	$420,158	$334,537	$45,258	$—	$379,795
Ceding commission revenue	2,078	3,085	—	5,163	8,217	1,364	—	9,581
Insurance services revenue	7,359	—	(6,862)	497	7,297	—	(6,695)	602
Policy billing fees	3,002	132	—	3,134	2,034	144	—	2,178
Net investment income	32,257	3,349	(1,663)	33,943	29,513	3,344	(1,654)	31,203
Total net realized investment gains (losses)	1,138	2,190	—	3,328	8,237	(877)	—	7,360
Total revenues	424,503	50,245	(8,525)	466,223	389,835	49,233	(8,349)	430,719
Expenses
Loss and loss adjustment expenses	243,249	24,244	—	267,493	216,738	23,728	—	240,466
Direct and ceding commission expense	72,612	7,773	—	80,385	65,540	10,574	—	76,114
Other operating expenses	70,996	12,937	(6,862)	77,071	60,576	12,119	(6,695)	66,000
Acquisition-related transaction costs	1,262	—	—	1,262	12	—	—	12
Interest expense	8,611	1,663	(1,663)	8,611	8,100	1,654	(1,654)	8,100
Total expenses	396,730	46,617	(8,525)	434,822	350,966	48,075	(8,349)	390,692
Income before income taxes	27,773	3,628	—	31,401	38,869	1,158	—	40,027
Income tax expense	8,607	617	—	9,224	12,348	(3,170)	—	9,178
Net income	$19,166	$3,011	$—	$22,177	$26,621	$4,328	$—	$30,849

Ratios
Net calendar year loss and LAE	64.2%	58.4%		63.7%	64.8%	52.4%		63.3%
Net underwriting expenses	34.8%	42.2%		35.5%	32.6%	46.8%		34.3%
Net Combined	99.0%	100.6%		99.2%	97.4%	99.2%		97.6%

Return on Average Equity(2)	7.4%				10.2%

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

Consolidated Results of Operations for the Three Months Ended March 31, 2012 and 2011

Total revenues. Total revenues increased by $35.5 million, or 8.2%, from $430.7 million for the three months ended March 31, 2011 to $466.2 million for the three month period ended March 31, 2012. This increase is attributed to an increase in earned premiums offset by declines in ceded commission revenues and net realized investment gains.

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

Commission and fee income. Commission and fee income, comprised of ceding commission revenue, insurance services revenue and policy billing fees, decreased by $3.6 million, or 28.9%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This decrease is attributed to the non-renewal of our liability quota share reinsurance treaty in 2011. Ceding commission revenue for the three months ended March 31, 2011 included earnings from 2010 business ceded under the 2010 liability quota share treaty as well as earnings on the commission for our homeowners quota share treaty. Ceding commissions earned for the three month period ended March 31, 2012 relate primarily to commissions on our homeowners quota share treaty.

Net investment income and net realized gains (losses). Net investment income increased $2.7 million, or 8.8%, for the three months ended March 31, 2012 compared to 2011. The increase in net investment income resulted from an increase in average cash and invested assets for the three months ended March 31, 2012 compared to 2011. The increase in average cash and invested assets resulted from operating cash flows of $85.0 million generated in 2011. The positive cash flow from operations was the result of an increase in premiums collected from a growing book of business. The tax equivalent investment yield of our fixed maturity portfolio at amortized cost was 4.7% and 4.8% at March 31, 2012 and 2011, respectively. Operating cash invested in fixed income securities in 2012 and in 2011 has been affected by a low yield environment. We increased investments in high-yield securities and dividend paying equity securities to reduce the impact of this low interest rate environment.

We had net realized investment gains of $3.3 million for the three months ended March 31, 2012 compared to gains of $7.4 million in 2011. OTTI losses recorded in earnings for the three months ended March 31, 2012 were $3.0 million compared to $0.1 million of OTTI losses recorded for the same period in 2011.

Loss and loss adjustment expenses. The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 63.7% and 63.3% for the three months ended March 31, 2012 and 2011, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 64.2% and 64.8% for the three months ended March 31, 2012 and 2011, respectively. The Reciprocal Exchanges’ net loss ratio was 58.4% and 52.4% for the three months ended March 31, 2012 and 2011, respectively.

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

Commission and Operating expenses. Operating expenses, which include direct and ceding commission expenses and other operating expenses, were $157.5 million for the three months ended March 31, 2012, an increase of 10.8% over the prior year, primarily due to increased business production and our ongoing efforts to build-out our information technology infrastructure to support our policy administration and claims processing needs. The net underwriting expense ratio increased to 35.5% in 2012 from 34.3% in 2011.

The consolidated gross underwriting expense ratio increased to 33.2% for the three month period ended March 31, 2012 from 32.7% in the same period in 2011. The commission portion of the gross underwriting expense ratio improved slightly to 17.4% for the three month period March 31, 2012 compared to 17.9% in 2011. The gross other underwriting expense (“OUE”) ratio, which includes boards, bureaus and taxes (“BB&T”), was 15.9% up from 14.7% for the three months ended March 31, 2012 and 2011, respectively. This increase is attributed to the increase in operating expenses associated with increased business production and information technology.

Acquisition-related transaction costs. Acquisition-related transaction costs for the three months ended March 31, 2012 were $1.3 million. These costs were negligible for the same period in 2011.

Interest expense. Interest expense increased $0.5 million to $8.6 million for the three months ended March 31, 2012 compared to $8.1 million for the same period in the prior year.

Income tax expense. Income tax expense was constant at $9.2 million for the three months ended March 31, 2012 compared to the same period in 2011. The effective income tax rate (including state and local taxes) was 29.4% for the three months ended March 2012 compared to 22.9% for the same period in 2011. The effective tax rate for the three months ended March 30, 2011 was reduced due to the release of the Reciprocal Exchanges’ valuation allowance by $3.8 million.

Net income and return on average equity. Net income attributable to Tower Group, Inc. and annualized return on average equity were $19.2 million and 7.4% for the three months ended March 31, 2012 compared to $26.6 million and 10.2% for the three months ended March 31, 2011. The return on average equity is calculated by dividing net income by average stockholders’ equity. Average stockholders’ equity was $1,044.4 million and $1,043.3 million at March 31, 2012 and 2011, respectively.

The decrease in the net income and annualized return on equity in 2012 is primarily due to the decline in Tower’s net realized investment gains of $4.0 million. The increase in earned premiums for the three months ended March 31, 2012 compared to the same period in 2011 were offset by increases to loss and loss adjustment expenses, direct and ceding commission expenses, and other operating expenses.

Commercial Insurance Segment Results of Operations

	Three Months Ended March 31,
($ in thousands)	2012 (restated)	2011	Change	Percent
Net premiums written	$320,205	$251,121	$69,084	27.5%
Revenues
Net premiums earned	$297,835	$251,768	$46,067	18.3%
Ceding commission revenue	10	5,418	(5,408)	-99.8%
Policy billing fees	1,513	764	749	98.0%
Total revenue	299,358	257,950	41,408	16.1%

Expenses
Net loss and loss adjustment expenses	201,438	164,780	36,658	22.2%
Underwriting expenses
Direct commission expenses	56,130	49,989	6,141	12.3%
Other underwriting expenses	47,012	36,624	10,388	28.4%
Total underwriting expenses	103,142	86,613	16,529	19.1%
Underwriting profit	$(5,222)	$6,557	$(11,779)	-179.6%

Ratios
Net calendar year loss and LAE	67.6%	65.4%
Net underwriting expenses	34.1%	31.9%
Net combined	101.7%	97.3%

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

Ceding commission revenue. Ceding commission revenue decreased for the three months ended March 31, 2012 by $5.4 million compared to the same period in 2011, primarily due to the non-renewal of the liability quota share agreement in 2011. The first quarter 2011 had earned ceded commission revenue on some of the business ceded in 2010 under this treaty. There were no such ceded commissions to earn in the first quarter of 2012. In addition, we recognized a change in loss ratio on a prior year’s quota share treaties which had an unfavorable impact on our ceding commission revenue of $2.7 million during the three month period ended March 31, 2012.

Loss and loss adjustment expenses and loss ratio. The net loss ratios were 67.6% and 65.4% for the three months ended March 31, 2012 and 2011, respectively. The loss ratios increased in the current calendar year by 2.2 points in total, 1.8 points due to a higher expected loss ratio for accident year 2012 and 0.4 points as a result of revised estimates of losses from prior years.

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

Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commissions and other underwriting expenses, increased by $16.5 million, or 19.0%, for the three months ended March 31, 2012 compared to the same period in 2011. The net underwriting expense ratio increased 2.2 percentage points from the three month period ended March 31, 2011 to 2012.

The gross underwriting expense ratio was 32.2% for the three months ended March 31, 2012 compared to 31.0% in 2011. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 17.8% for the three months ended March 31, 2012 compared to 18.1% for the same periods in 2011. Last year’s ratio was higher by 30 basis points due to profit commission expense incurred in the first quarter of 2011. The OUE ratio, including BB&T, was 14.4% for the three months ended March 31, 2012 compared 13.0% for the same period in 2011. The increase in the OUE ratio is primarily a result of increased business production and ongoing efforts by us to build-out its information technology infrastructure to support our policy administration and claims processing needs.

Underwriting loss and combined ratio. The underwriting loss and combined ratio for the three months ended March 31, 2012 moved unfavorably from the underwriting gain and combined ratio in the same period in the prior year. These changes are due primarily to the increase in loss and loss adjustment expenses described above.

Personal Insurance Segment Results of Operations

	Three Months Ended March 31,
	2012 (restated)			2011
		Reciprocal			Reciprocal
($ in thousands)	Tower	Exchanges	Total	Tower	Exchanges	Total	Change	Percent
Net premiums written	$67,386	$38,093	$105,479	$68,269	$40,628	$108,897	$(3,418)	-3.1%
Revenues
Net premiums earned	$80,834	$41,489	$122,323	$82,769	$45,258	$128,027	$(5,704)	-4.5%
Ceding commission revenue	2,068	3,085	5,153	2,800	1,363	4,163	990	23.8%
Policy billing fees	1,489	132	1,621	1,270	144	1,414	207	14.6%
Total revenue	84,391	44,706	129,097	86,839	46,765	133,604	(4,507)	-3.4%
Expenses
Net loss and loss adjustment expenses	41,811	24,244	66,055	51,958	23,728	75,686	(9,631)	-12.7%
Underwriting expenses
Direct commission expenses	16,481	7,773	24,254	15,296	10,574	25,870	(1,616)	-6.2%
Other underwriting expenses	16,661	12,937	29,598	16,203	12,119	28,322	1,276	4.5%
Total underwriting expenses	33,142	20,710	53,852	31,499	22,693	54,192	(340)	0.6%
Underwriting profit (loss)	$9,438	$(248)	$9,190	$3,382	$344	$3,726	$5,464	146.6%

Ratios
Net calendar year loss and LAE	51.7%	58.4%	54.0%	62.8%	52.4%	59.1%
Net underwriting expenses	36.6%	42.2%	38.5%	33.1%	46.8%	38.0%
Net combined	88.3%	100.6%	92.5%	95.9%	99.2%	97.1%

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

Underwriting expenses. Underwriting expenses were constant for the three month period ending March 31, 2012 compared to the same period in 2011. The net underwriting expense ratio increased 0.5 percentage points from 2011 to 2012.

The gross underwriting expense ratio was 35.5% for the three month periods ended March 31, 2012 and 2011. The commission portion of the gross underwriting expense ratio was 16.5% and 17.6% for the three months ended March 31, 2012 and 2011, respectively. The gross OUE ratio, which includes BB&T, was 19.0% and 18.3% for the three months ended March 31, 2012 and 2011, respectively.

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

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of March 31, 2012 and December 31, 2011:

			Gross Unrealized Losses
($ in thousands)	Cost or Amortized Cost (restated)	Gross Unrealized Gains	Less than 12 Months (restated)	More than 12 Months	Fair Value	% of Fair Value
March 31, 2012
U.S. Treasury securities	$188,169	$1,413	$(33)	$—	$189,549	7.4%
U.S. Agency securities	78,811	2,564	(56)	—	81,319	3.2%
Municipal bonds	728,009	49,843	(443)	—	777,409	30.3%
Corporate and other bonds	707,410	40,744	(2,701)	(51)	745,402	29.0%
Commercial, residential and asset-backed securities	610,242	44,810	(960)	(207)	653,885	25.5%
Total fixed-maturity securities	2,312,641	139,374	(4,193)	(258)	2,447,564	95.4%
Equity securities	116,937	4,649	(2,889)	(76)	118,621	4.6%
Total, March 31, 2012	$2,429,578	$144,023	$(7,082)	$(334)	$2,566,185	100.0%
Tower	$2,146,080	$127,465	$(6,627)	$(307)	$2,266,611
Reciprocal Exchanges	283,498	16,558	(455)	(27)	299,574
Total, March 31, 2012	$2,429,578	$144,023	$(7,082)	$(334)	$2,566,185
December 31, 2011
U.S. Treasury securities	$154,430	$1,725	$(13)	$—	$156,142	6.1%
U.S. Agency securities	114,411	2,779	—	—	117,190	4.6%
Municipal bonds	688,192	48,777	(255)	—	736,714	29.0%
Corporate and other bonds	750,220	34,466	(6,813)	(150)	777,723	30.6%
Commercial, residential and						0.0%
asset-backed securities	627,859	42,167	(3,529)	(592)	665,905	26.2%
Total fixed-maturity securities	2,335,112	129,914	(10,610)	(742)	2,453,674	96.5%
Equity securities	93,034	1,395	(4,838)	(246)	89,345	3.5%
Total	$2,428,146	$131,309	$(15,448)	$(988)	$2,543,019	100.0%
Tower	$2,138,001	$118,173	$(14,160)	$(915)	$2,241,099
Reciprocal Exchanges	290,145	13,136	(1,288)	(73)	301,920
Total, December 31, 2011	$2,428,146	$131,309	$(15,448)	$(988)	$2,543,019

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

The following table presents information regarding our invested assets that were in an unrealized loss position at March 31, 2012 and December 31, 2011 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses (restated)	Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses (restated)
March 31, 2012
U.S. Treasury securities	$94,704	$(33)	$—	$—	$94,704	$(33)
Municipal bonds	47,887	(443)	—	—	47,887	(443)
Corporate and other bonds
Finance	33,614	(1,033)	860	(8)	34,474	(1,041)
Industrial	59,964	(1,480)	1,742	(43)	61,706	(1,523)
Utilities	5,582	(188)	—	—	5,582	(188)
Commercial mortgage-backed securities	20,760	(422)	—	—	20,760	(422)
Residential mortgage-backed securities
Agency backed	28,885	(153)	22	—	28,907	(153)
Non-agency backed	1,169	(70)	2,911	(177)	4,080	(247)
Asset-backed securities	28,917	(315)	1,743	(30)	30,660	(345)
Total fixed-maturity securities	326,113	(4,193)	7,278	(258)	333,391	(4,451)
Preferred stocks	10,726	(165)	1,473	(76)	12,199	(241)
Common stocks	49,201	(2,724)	—	—	49,201	(2,724)
Total, March 31, 2012	$386,040	$(7,082)	$8,751	$(334)	$394,791	$(7,082)
Tower	$345,579	$(6,627)	$7,952	$(307)	$353,531	$(6,934)
Reciprocal Exchanges	40,461	(455)	799	(27)	41,260	(482)
Total, March 31, 2012	$386,040	$(7,082)	$8,751	$(334)	$394,791	$(7,416)

December 31, 2011
U.S. Treasury securities	$92,001	$(13)	$—	$—	$92,001	$(13)
U.S. Agency securities	—	—	—	—	—	—
Municipal bonds	13,449	(255)	—	—	13,449	(255)
Corporate and other bonds
Finance	138,986	(4,610)	251	(5)	139,237	(4,615)
Industrial	57,357	(2,141)	3,519	(145)	60,876	(2,286)
Utilities	1,902	(61)	—	—	1,902	(61)
Commercial mortgage-backed securities	26,130	(2,564)	—	—	26,130	(2,564)
Residential mortgage-backed securities
Agency backed	19	(1)	12	—	31	(1)
Non-agency backed	13,294	(318)	4,609	(583)	17,903	(901)
Asset-backed securities	29,624	(647)	610	(9)	30,234	(656)
Total fixed-maturity securities	372,762	(10,610)	9,001	(742)	381,763	(11,352)
Preferred stocks	17,773	(644)	1,303	(246)	19,076	(890)
Common stocks	44,132	(4,194)	—	—	44,132	(4,194)
Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)
Tower	$398,989	$(14,160)	$8,264	$(915)	$407,253	$(15,075)
Reciprocal Exchanges	35,678	(1,288)	2,040	(73)	37,718	(1,361)
Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

The following table shows the fair value, unrealized loss amount and percentage below amortized cost and the ratio of fair value by security rating as of March 31, 2012:

		Unrealized Loss		Fair Value by Security Rating
($ in thousands)	Fair Value	Amount (restated)	Percent of Amortized Cost	AAA	AA	A	BBB	BB or Lower
U.S. Treasury securities	$94,704	$(33)	0%	0%	100%	0%	0%	0%
U.S. Agency securities	4,631	(56)	-1%	0%	100%	0%	0%	0%
Municipal bonds	47,887	(443)	-1%	14%	62%	22%	1%	1%
Corporate and other bonds	101,762	(2,751)	-3%	0%	7%	24%	29%	40%
Commercial mortgage-backed securities	20,760	(422)	-2%	23%	0%	32%	22%	23%
Residential mortgage-backed securities	32,987	(400)	-1%	4%	88%	1%	0%	7%
Asset-backed securities	30,660	(346)	-1%	6%	58%	22%	8%	6%
Equities	61,400	(2,965)	-5%	NR

NR indicates that equity securities are not rated

See “Note 5 – Investments” in our consolidated financial statements for further information about impairment testing and other-than-temporary impairments.

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

Capital

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At March 31, 2012 and December 31, 2011, our capital resources were as follows:

($ in thousands)	March 31, 2012 (restated)	December 31, 2011
Outstanding under credit facility	$50,000	$50,000
Subordinated debentures	235,058	235,058
Convertible Senior Notes	142,532	141,843
Tower Group, Inc. stockholders’ equity	1,054,966	1,033,799
Total capitalization	$1,482,556	$1,460,700
Ratio of debt to total capitalization	28.8%	29.2%

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

In the Original Form 10-Q, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as described in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered under this report. Based on the evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-5 under the Exchange Act, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

The Company’s Chief Executive Officer and Chief Financial Officer, in consultation with the Audit Committee, have concluded that the $3.1 million deferred income tax error as more fully described in Note 2 to the consolidated financial statements resulted from a material weakness in the Company’s internal control over financial reporting related to recording an out of period income tax adjustment arising from the Castlepoint Inc. acquisition. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, controls did not operate effectively to ensure that the correction of this deferred income tax error during the period ended March 31, 2012 was accurately recorded as an adjustment to goodwill rather than income tax expense. As a result of the material weakness, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2012 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

The financial statements included in this Form 10-Q/A were prepared with particular attention to the material weakness. The Company concluded that the financial statements included in the Form 10-Q/A fairly present, in all material respects, the financial condition, results of operations and cash flows as of and for the periods ended in accordance with U.S. generally accepted accounting principles.

The Company continually reviews its disclosure controls and procedures and makes changes, as necessary, to ensure the quality of its financial reporting.

Management’s Plan for Remediation

Management and the Board of Directors are committed to remediation of the material weakness to the consolidated financial statements as well as the continued improvement of the Company’s overall system of internal controls over financial reporting. Management believes that the remediation procedures described below will remediate the identified control deficiencies and strengthen the Company’s internal control over financial reporting. As management continues to evaluate and works to enhance the internal control over financial reporting, it may be determined that additional measures must be taken to address control deficiencies or it may be determined that the Company needs to modify or otherwise adjust the remediation procedures described below.

Subsequent to the period covered by the report, management is implementing measures to remediate the material weakness in internal controls over financial reporting, described above. Specifically, management is communicating to the financial reporting and tax personnel the importance of identifying changes in deferred income taxes arising from the Company’s acquisitions and ensuring that the evaluation of the effective tax rate identifies the effects of any adjustments that should have instead been recorded as an adjustment to goodwill during the financial reporting process.

Risks Related to the Restatement

As a result of the material weakness described above, the Company’s disclosure controls and procedures were not effective to timely prevent or detect errors in its consolidated financial statements which led to the restatement herein. As of the date of this Form 10-Q/A and as described above, management has implemented remedial measures related to the identified material weakness. If the Company’s efforts to remediate the weakness identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of the Company’s results of operations, additional restatements of the Company’s consolidated financial statements, a decline in stock price and investor confidence or other material effects on it business, reputation, results of operations or financial condition.

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

On May 28, 2009, Munich Reinsurance America, Inc. (“Munich”) commenced an action against Tower Insurance Company of New York (“TICNY”), a wholly-owned subsidiary of Tower Group, Inc., in the United States District Court for the District of New Jersey seeking, inter alia, to recover $6.1 million under various retrocessional contracts pursuant to which TICNY reinsures Munich. On June 22, 2009, TICNY filed its answer, in which it, inter alia, asserted two separate counterclaims seeking to recover $2.8 million under various reinsurance contracts pursuant to which Munich reinsures TICNY. (A separate action commenced by Munich against TICNY on June 17, 2009 in the United States District Court for the District of New Jersey seeking a declaratory judgment that Munich is entitled to access to TICNY’s books and records pertaining to various quota share agreements, to which TICNY filed its answer on July 7, 2009, was subsequently dismissed pursuant to the stipulation of the parties on March 17, 2010.) The parties have now concluded discovery. On July 15, 2011, TICNY paid $3.3 million to Munich to resolve a portion of the dispute. On December 22, 2011, the court granted partial summary judgment with respect to certain of the claims and defenses in the litigation. On March 23, 2012, the Court ruled that Munich was entitled to approximately $168,000 from TICNY in pre-judgment interest on the amount of $3.3 million that TICNY had paid to Munich on July 15, 2011, which was expensed in the first quarter of 2012. Trial was scheduled for October 15, 2012, but during the third quarter of 2012, the parties reached a settlement of the action for $2.9 million after-tax which is included as a charge in other operating expenses. On October 9, 2012, the Court entered an order dismissing certain claims with prejudice and other claims without prejudice.

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

Tower Group, Inc.
Registrant

Date: January 16, 2013	/s/ Michael H. Lee
Michael H. Lee
Chairman of the Board,
President and Chief Executive Officer

Date: January 16, 2013	/s/ William E. Hitselberger
Executive Vice President and Chief Financial Officer