Form 10-Q/A
period 2012-06-30
Tower Group, Inc.
filed 2013-01-16
CIK 1289592

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

Explanatory Note

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2012 (the “Original Quarterly Report”). This Form 10-Q/A is being filed to restate the consolidated balance sheet as of June 30, 2012, the consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the six months ended June 30, 2012, the consolidated statements of operations and comprehensive income for the three months ended June 30, 201, and certain footnote disclosures thereto.

The need to restate these consolidated financial statements resulted from an error in the application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Accounting for Income Taxes, related to deferred income taxes on a 2009 acquisition. The Company corrected for and disclosed this error in its June 30, 2012 Form 10-Q; however management has since concluded that the correction of the $3.1 million deferred income tax error as more fully described in Note 2 consolidated financial statements was itself recorded incorrectly and is material to consolidated quarterly financial statements.

Management is restating its June 30, 2012 Form 10-Q for the tax error discussed above and is also correcting for other immaterial adjustments that were initially recorded in the period they were identified. These immaterial adjustments are being recast into the periods in which they originated.

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

The following sections have been amended from the Original Quarterly Report as a result of the restatement described above:

•	Part I — Item 1. Financial Statements

•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I — Item 4. Controls and Procedures

This Form 10-Q/A also includes as exhibits certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Except as described above, no other sections have been amended from the Original Quarterly Report. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s Original Quarterly Report.

Tower Group, Inc.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2012

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Group, Inc.

Consolidated Balance Sheets

(Unaudited)

($ in thousands, except par value and share amounts)	June 30, 2012 (restated)	December 31, 2011
Assets
Investments - Tower
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $1,937,174 and $2,046,932)	$2,060,802	$2,153,620
Equity securities (cost of $126,685 and $91,069)	128,490	87,479
Other invested assets	52,333	44,347
Investments - Reciprocal Exchanges
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $280,843 and $288,180)	299,172	300,054
Equity securities (cost of $6,840 and $1,965)	7,903	1,866

Total investments	2,548,700	2,587,366
Cash and cash equivalents (includes $6,906 and $666 relating to Reciprocal Exchanges)	199,005	114,098
Investment income receivable (includes $3,078 and $2,978 relating to Reciprocal Exchanges)	27,233	26,782
Premiums receivable (includes $42,791 and $44,171 relating to Reciprocal Exchanges)	405,415	426,432
Reinsurance recoverable on paid losses (includes $1,799 and $5,670 relating to Reciprocal Exchanges)	19,076	23,903
Reinsurance recoverable on unpaid losses (includes $19,661 and $11,253 relating to Reciprocal Exchanges)	301,620	319,664
Prepaid reinsurance premiums (includes $16,419 and $14,685 relating to Reciprocal Exchanges)	55,691	54,037
Deferred acquisition costs, net (includes $12,758 and $11,866 relating to Reciprocal Exchanges)	185,507	168,858
Intangible assets (includes $7,146 and $4,839 relating to Reciprocal Exchanges)	110,918	114,920
Goodwill	245,548	245,548
Funds held by reinsured companies	133,968	69,755
Other assets (includes $4,021 and $2,685 relating to Reciprocal Exchanges)	284,259	306,295

Total assets	$4,516,940	$4,457,658

Liabilities
Loss and loss adjustment expenses (includes $133,547 and $136,274 relating to Reciprocal Exchanges)	$1,701,833	$1,632,113
Unearned premium (includes $103,408 and $102,991 relating to Reciprocal Exchanges)	926,456	893,176
Reinsurance balances payable (includes $4,875 and $3,466 relating to Reciprocal Exchanges)	14,418	20,794
Funds held under reinsurance agreements	91,142	96,726
Other liabilities (includes $11,021 and $10,035 relating to Reciprocal Exchanges)	235,867	289,394
Deferred income taxes (includes $19,287 and $18,907 relating to Reciprocal Exchanges)	45,833	37,375
Debt	448,291	426,901

Total liabilities	3,463,840	3,396,479
Contingencies (Note 13)	-	-
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 46,769,519 and 46,448,341 shares issued, and 38,377,091 and 39,221,102 shares outstanding)	468	465
Treasury stock (8,392,428 and 7,227,239 shares)	(181,324)	(158,185)
Paid-in-capital	775,542	772,938
Accumulated other comprehensive income	76,675	63,053
Retained earnings	343,204	355,528

Tower Group, Inc. stockholders’ equity	1,014,565	1,033,799

Noncontrolling interests	38,535	27,380

Total stockholders’ equity	1,053,100	1,061,179

Total liabilities and stockholders’ equity	$4,516,940	$4,457,658

See accompanying notes to the unaudited consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012 (restated)	2011	2012 (restated)	2011
Revenues
Net premiums earned	$460,153	$393,530	$880,311	$773,325
Ceding commission revenue	10,080	9,255	15,243	18,836
Insurance services revenue	1,359	(73)	1,856	529
Policy billing fees	3,000	2,659	6,134	4,837
Net investment income	31,781	31,798	65,724	63,001
Net realized investment gains (losses):
Other-than-temporary impairments	(2,270)	(210)	(5,246)	(378)
Portion of loss recognized in other comprehensive income	286	-	286	24
Other net realized investment gains	2,003	(2,104)	8,307	5,400

Total net realized investment gains (losses)	19	(2,314)	3,347	5,046

Total revenues	506,392	434,855	972,615	865,574
Expenses
Loss and loss adjustment expenses	349,775	240,556	617,268	481,022
Direct and ceding commission expense	95,186	75,897	175,571	152,011
Other operating expenses	78,100	70,360	155,171	136,360
Acquisition-related transaction costs	720	-	1,982	12
Interest expense	7,902	8,225	16,513	16,325

Total expenses	531,683	395,038	966,505	785,730

Income (loss) before income taxes	(25,291)	39,817	6,110	79,844
Income tax expense (benefit)	(8,919)	12,711	306	21,889

Net income (loss)	$(16,372)	$27,106	$5,804	$57,955
Less: Net income (loss) attributable to Noncontrolling interests	437	2,699	3,448	7,027

Net income (loss) attributable to Tower Group, Inc.	$(16,809)	$24,407	$2,356	$50,928

Earnings (loss) per share attributable to Tower Group, Inc. stockholders:
Basic	$(0.43)	$0.59	$0.06	$1.23
Diluted	$(0.43)	$0.59	$0.06	$1.23

Weighted average common shares outstanding:
Basic	39,117	41,303	39,206	41,404
Diluted	39,117	41,395	39,268	41,518

Dividends declared and paid per common share	$0.19	$0.19	$0.38	$0.32

See accompanying notes to the unaudited consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012 (restated)	2011	2012 (restated)	2011
Net income (loss)	$(16,372)	$27,106	$5,804	$57,955
Other comprehensive income (loss) before tax
Gross unrealized investment holding gains arising during periods	8,524	25,755	33,585	25,273
Less: Reclassification adjustment for investment (gains) losses included in net income	236	2,290	(3,347)	(5,046)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(286)	-	(286)	-
Deferred gain (loss) on cash flow hedge	(1,160)	(4,583)	(1,391)	(3,645)

Other comprehensive income before tax	7,314	23,462	28,561	16,582
Income tax benefit (expense) related to items of other comprehensive income (loss)	(1,728)	(4,068)	(9,010)	(2,937)

Other comprehensive income, net of income tax	$5,586	$19,394	19,551	13,645

Comprehensive income (loss)	$(10,786)	$46,500	$25,355	$71,600

Less: Comprehensive income (loss) attributable to Noncontrolling interests	2,625	9,429	9,377	13,247

Comprehensive income (loss) attributable to Tower Group, Inc.	$(13,411)	$37,071	$15,978	$58,353

See accompanying notes to the unaudited consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Treasury	Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling	Total Stockholders’
(in thousands)	Shares	Amount	Stock	Capital	Income (loss)	Earnings	Interests	Equity
Balance at December 31, 2010	45,742	$457	$(91,779)	$763,064	$48,279	$322,941	$4,190	$1,047,152
Dividends declared	-	-	-	-	-	(12,855)	-	(12,855)
Stock based compensation	656	7	(1,640)	5,377	-	-	-	3,744
Repurchase of common stock	-	-	(19,990)	-	-	-	-	(19,990)
Net income	-	-	-	-	-	50,928	7,027	57,955
Other comprehensive income	-	-	-	-	7,425	-	6,220	13,645

Balance at June 30, 2011	46,398	$464	$(113,409)	$768,441	$55,704	$361,014	$17,437	$1,089,651

Balance at December 31, 2011	46,448	$465	$(158,185)	$772,938	$63,053	$355,528	$27,380	$1,061,179
Dividends declared	-	-	-	-	-	(14,680)	-	(14,680)
Stock based compensation	321	3	(2,152)	4,382	-	-	-	2,233
Repurchase of common stock	-	-	(20,987)	-	-	-	-	(20,987)
Net income	-	-	-	-	-	2,356	3,448	5,804
Transfer of assets to Reciprocal Exchanges	-	-	-	(1,778)	-	-	1,778	-
Other comprehensive income	-	-	-	-	13,622	-	5,929	19,551
Balance at June 30, 2012, as restated	46,769	$468	$(181,324)	$775,542	$76,675	$343,204	$38,535	$1,053,100

See accompanying notes to the unaudited consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2012 (restated)	2011
Cash flows provided by operating activities:
Net income	$5,804	$57,955
Adjustments to reconcile net income to net cash provided by (used in) operations:
Net realized investment (gains) losses	(3,347)	(5,046)
Depreciation and amortization	15,985	13,145
Amortization of bond and debt premium or discount	5,377	3,124
Amortization of restricted stock	4,382	5,041
Deferred income taxes	(1,786)	5,264
Changes in operating assets and liabilities:
Investment income receivable	(451)	(1,153)
Premiums receivable	26,643	1,762
Reinsurance recoverable	22,871	(4,421)
Prepaid reinsurance premiums	(1,654)	27,916
Deferred acquisition costs, net	(16,649)	(3,373)
Other assets	(68,724)	(21,746)
Loss and loss adjustment expenses	69,720	(25,722)
Unearned premium	33,280	(12,228)
Reinsurance balances payable	(6,376)	(15,250)
Funds held under reinsurance agreements	(5,584)	8,395
Other liabilities	(7,054)	19,799
Net cash flows provided by operations	72,437	53,462
Cash flows (used in) investing activities:
Purchase of fixed assets	(19,426)	(11,705)
Purchase - fixed-maturity securities	(997,657)	(965,648)
Purchase - equity securities	(802,154)	(296,441)
Short-term investments, net	-	(3,438)
Change in other invested assets	(7,986)	-
Sale or maturity - fixed-maturity securities	1,111,663	945,867
Sale - equity securities	745,618	285,322
Net cash flows provided by (used in) investing activities	30,058	(46,043)
Cash flows (used in) financing activities:
Proceeds from credit facility borrowings	20,000	17,000
Repayment of credit facility borrowings	-	(17,000)
Issuance of common stock under stock-based compensation programs	3	343
Excess tax benefits from share-based payment arrangements	228	(147)
Treasury stock acquired-net employee share-based compensation	(2,152)	(1,640)
Repurchase of Common Stock	(20,987)	(19,990)
Dividends paid	(14,680)	(12,855)
Net cash flows (used in) financing activities	(17,588)	(34,289)
Increase (decrease) in cash and cash equivalents	84,907	(26,870)
Cash and cash equivalents, beginning of period	114,098	140,221
Cash and cash equivalents, end of period	$199,005	$113,351

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

Note 2—Restatement of Previously Issued Financial Statements

In the three month period ended March 31, 2012, the Company recorded an adjustment to correct its deferred tax liabilities as reported at December 31, 2011, as disclosed in its Forms 10-Q filed on May 10, 2012 and August 8, 2012 as of and for the three month and six month periods ended March 31, 2012 and June 30, 2012, respectively. This adjustment relates to deferred income tax accounting associated with the 2009 CastlePoint Holdings, Ltd. (“CastlePoint”) acquisition. Management has concluded this adjustment is material to the March 31, 2012 and June 30, 2012 Forms 10-Q and will be restating and amending the 2012 amounts reported in the 2012 Forms 10-Q. In addition, the Company is also restating these consolidated financial statements to correct for other immaterial errors, individually and in the aggregate, which the Company originally recorded in the period they were identified.

These corrections relate primarily to the following areas:

Deferred income tax liabilities: A summary of the adjustments to deferred income taxes is as follows:

(in millions)	As of June 30, 2012	As of December 31, 2011
Tax error deemed material, see above	$—	$(3.1)
Reciprocal Exchanges—valuation allowance	—	(4.6)
Reciprocal Exchanges—surplus note	18.7	18.7
Other	(5.9)	(3.0)

	$12.8	$8.0

As of December 31, 2011, deferred income tax liabilities were reduced $4.6 million due to a correction in the Reciprocal Exchanges’ deferred tax valuation allowance. The Company should have released $4.6 million of the valuation allowance in 2010 when the related deferred tax asset was reduced. This deferred tax asset and related valuation allowance were recorded in connection with the initial consolidation of the Reciprocal Exchanges on July 1, 2010. As discussed in its previously filed Forms 10-Q on August 8, 2012, the Company initially recorded this $4.6 million as a reduction to deferred tax liabilities with a corresponding decrease to income tax expense in the six months ended June 30, 2012. The correction of this error reduces previously reported consolidated net income for the six months ended June 30, 2012. This correction has no effect on net income attributable to Tower Group, Inc. or shareholders’ equity attributable to Tower shareholders as of June 30, 2012 or December 31, 2011.

Also, as of June 30, 2012 and December 31, 2011, the Company did not record a deferred income tax liability associated with the Reciprocal Exchanges’ surplus notes obligations. On consolidation of the Reciprocal Exchanges, the Company should have accounted for the book basis versus tax basis differences on surplus note obligations in its deferred taxes. This correction decreases noncontrolling interests’ equity, but has no effect on stockholders’ equity attributable to Tower Group, Inc.

Other corrections made to deferred income tax liabilities resulted from reclassification adjustments between current income tax receivables (reported within other assets), correcting the deferred taxes on the investment unrealized gains (losses), and the deferred income tax effect of recording certain immaterial adjustment to the statement of operations.

Goodwill: As of December 31, 2011 and 2010, goodwill was overstated by $4.5 million. $3.1 million is attributed to the deferred tax liability corrections discussed in deferred income taxes above relating to the CastlePoint acquisition in 2009. The Company also reduced goodwill by $1.4 million attributed to other fair value and purchase price adjustments on 2009 and 2010 acquisitions.

Premiums receivables: As of June 30, 2012 and December 31, 2011, the Company reclassified $23.4 million and 17.8 million, respectively, of certain commission expense payables to other liabilities. These amounts had historically been netted against premiums receivables.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The effects of the restatement on the balance sheets are presented in the table below:

	As of June 30, 2012			As of December 31, 2011
	As		Effect	As		Effect
	Previously		of	Previously		of
($ in thousands, except par value and share amounts)	Filed	Restated	Adjustments	Filed	Revised	Adjustments
Assets
Total investments	$2,548,700	$2,548,700	$-	$2,587,366	$2,587,366	$-
Cash and cash equivalents	199,005	199,005	-	114,098	114,098	-
Investment income receivable	27,233	27,233	-	26,782	26,782	-
Premiums receivable	381,983	405,415	23,432	408,626	426,432	17,806
Reinsurance recoverable on paid losses	19,076	19,076	-	23,903	23,903	-
Reinsurance recoverable on unpaid losses	301,620	301,620	-	319,664	319,664	-
Prepaid reinsurance premiums	55,691	55,691	-	54,037	54,037	-
Deferred acquisition costs, net	185,507	185,507	-	168,858	168,858	-
Intangible assets	110,918	110,918	-	114,920	114,920	-
Goodwill	250,103	245,548	(4,555)	250,103	245,548	(4,555)
Funds held by reinsured companies	133,968	133,968	-	69,755	69,755	-
Other assets	269,838	284,259	14,421	304,083	306,295	2,212

Total assets	$4,483,642	$4,516,940	$33,298	$4,442,195	$4,457,658	$15,463

Liabilities
Loss and loss adjustment expenses	$1,701,833	$1,701,833	$-	$1,632,113	$1,632,113	$-
Unearned premium	926,456	926,456	-	893,176	893,176	-
Reinsurance balances payable	14,418	14,418	-	20,794	20,794	-
Funds held under reinsurance agreements	91,142	91,142	-	96,726	96,726	-
Other liabilities	194,901	235,867	40,966	266,155	289,394	23,239
Deferred income taxes	33,058	45,833	12,775	29,337	37,375	8,038
Debt	448,291	448,291	-	426,901	426,901	-

Total liabilities	3,410,099	3,463,840	53,741	3,365,202	3,396,479	31,277
Stockholders’ equity
Common stock	468	468	-	465	465	-
Treasury stock	(181,324)	(181,324)	-	(158,185)	(158,185)	-
Paid-in-capital	775,542	775,542	-	772,938	772,938	-
Accumulated other comprehensive income	75,866	76,675	809	62,244	63,053	809
Retained earnings	347,521	343,204	(4,317)	356,680	355,528	(1,152)

Tower Group, Inc. stockholders’ equity	1,018,073	1,014,565	(3,508)	1,034,142	1,033,799	343

Noncontrolling interests	55,470	38,535	(16,935)	42,851	27,380	(15,471)

Total stockholders’ equity	1,073,543	1,053,100	(20,443)	1,076,993	1,061,179	(15,814)

Total liabilities and stockholders’ equity	$4,483,642	$4,516,940	$33,298	$4,442,195	$4,457,658	$15,463

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The effects of the restatement on the consolidated statements of operations are presented in the table below:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	As		Effect	As		Effect
	Previously		of	Previously		of
(in thousands, except per share amounts)	Filed	Restated	Adjustments	Filed	Revised	Adjustments
Revenues
Net premiums earned	$460,153	$460,153	$-	$393,530	$393,530	$-
Ceding commission revenue	10,080	10,080	-	10,655	9,255	(1,400)
Insurance services revenue	1,359	1,359	-	(73)	(73)	-
Policy billing fees	3,000	3,000	-	2,659	2,659	-
Net investment income	31,781	31,781	-	31,798	31,798	-
Other-than-temporary impairments	(2,525)	(2,270)	255	(210)	(210)	-
Portion of loss recognized in other comprehensive income	286	286	-	-	-	-
Other net realized investment gains	2,003	2,003	-	(2,104)	(2,104)	-

Total net realized investment gains (losses)	(236)	19	255	(2,314)	(2,314)	-

Total revenues	506,137	506,392	255	436,255	434,855	(1,400)
Expenses
Loss and loss adjustment expenses	349,775	349,775	-	240,846	240,556	(290)
Direct and ceding commission expense	95,186	95,186	-	76,210	75,897	(313)
Other operating expenses	78,100	78,100	-	69,749	70,360	611
Acquisition-related transaction costs	720	720	-	-	-	-
Interest expense	7,902	7,902	-	8,257	8,225	(32)

Total expenses	531,683	531,683	-	395,062	395,038	(24)

Income (loss) before income taxes	(25,546)	(25,291)	255	41,193	39,817	(1,376)
Income tax expense (benefit)	(7,239)	(8,919)	(1,680)	12,877	12,711	(166)

Net income	$(18,307)	$(16,372)	$1,935	$28,316	$27,106	$(1,210)
Less: Net income (loss) attributable to Noncontrolling interests	(3,194)	437	3,631	4,195	2,699	(1,496)

Net income attributable to Tower Group, Inc.	$(15,113)	$(16,809)	$(1,696)	$24,121	$24,407	$286

Comprehensive income (loss)	$(13,622)	$(10,786)	$2,836	$43,560	$46,500	$2,940
Less: Comprehensive income (loss) attributable to Noncontrolling interests	(1,006)	2,625	3,631	6,775	9,429	2,654

Comprehensive income attributable to Tower Group, Inc.	(12,616)	(13,411)	(795)	36,785	37,071	286

Earnings (loss) per share attributable to Tower Group, Inc. stockholders:
Basic	$(0.39)	$(0.43)	$(0.04)	$0.58	$0.59	$0.01
Diluted	$(0.39)	$(0.43)	$(0.04)	$0.58	$0.59	$0.01

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	As		Effect	As		Effect
	Previously		of	Previously		of
(in thousands, except per share amounts)	Filed	Restated	Adjustments	Filed	Revised	Adjustments
Revenues
Net premiums earned	$880,311	$880,311	$-	$773,325	$773,325	$-
Ceding commission revenue	15,243	15,243	-	18,836	18,836	-
Insurance services revenue	1,856	1,856	-	529	529	-
Policy billing fees	6,134	6,134	-	4,837	4,837	-
Net investment income	65,724	65,724	-	64,176	63,001	(1,175)
Other-than-temporary impairments	(5,246)	(5,246)	-	(378)	(378)	-
Portion of loss recognized in other comprehensive income	286	286	-	24	24	-
Other net realized investment gains	8,307	8,307	-	5,400	5,400	-

Total net realized investment gains (losses)	3,347	3,347	-	5,046	5,046	-

Total revenues	972,615	972,615	-	866,749	865,574	(1,175)
Expenses
Loss and loss adjustment expenses	617,268	617,268	-	481,022	481,022	-
Direct and ceding commission expense	174,871	175,571	700	152,813	152,011	(802)
Other operating expenses	157,071	155,171	(1,900)	136,088	136,360	272
Acquisition-related transaction costs	1,982	1,982	-	12	12	-
Interest expense	15,478	16,513	1,035	16,357	16,325	(32)

Total expenses	966,670	966,505	(165)	786,292	785,730	(562)

Income before income taxes	5,945	6,110	165	80,457	79,844	(613)
Income tax expense (benefit)	(5,389)	306	5,695	25,635	21,889	(3,746)

Net income	$11,334	$5,804	$(5,530)	$54,822	$57,955	$3,133
Less: Net income (loss) attributable to Noncontrolling interests	5,813	3,448	(2,365)	5,016	7,027	2,011

Net income attributable to Tower Group, Inc.	$5,521	$2,356	$(3,165)	$49,806	$50,928	$1,122

Comprehensive income	$29,984	$25,355	$(4,629)	$65,078	$71,600	$6,522
Less: Comprehensive income (loss) attributable to Noncontrolling interests	10,841	9,377	(1,464)	8,411	13,247	4,836

Comprehensive income attributable to Tower Group, Inc.	19,143	15,978	(3,165)	56,667	58,353	1,686

Earnings per share attributable to Tower Group, Inc. stockholders:
Basic	$0.14	$0.06	$(0.08)	$1.20	$1.23	$0.03
Diluted	$0.14	$0.06	$(0.08)	$1.20	$1.23	$0.02

The restatement to the consolidated financial statements had no impact on the captions cash flows provided by (used in) operating activities, cash flows provided by (used in ) investing activities, cash flows provided by (used in) financing activities or net increases or decreases in cash and cash equivalents as reported in the consolidated statements of cash flows for the six months ended June 30, 2012 and 2011. However, there were corrections to certain captions within net cash flows provided by operations.

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Comprehensive income attributable to Noncontrolling interests and Comprehensive income attributable to Tower Group, Inc. for the three and six months ended June 30, 2011 have been revised. The revision increased Comprehensive income attributable to Noncontrolling interests and decreased Comprehensive income attributable to Tower Group, Inc. for the three and six months ended June 30, 2011 by $4.1 million and $4.9 million, respectively. This revision had no effect on consolidated Comprehensive income. The change corrected a classification error and is not considered material to the previously issued quarterly financial statements.

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

For the three months ended June 30, 2012, the Reciprocal Exchanges recognized total revenues, total expenses and net loss of $49.2 million, $48.8 million and $437 thousand, respectively. For the three months ended June 30, 2011, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $56.0 million, $53.3 million and $2.7 million, respectively.

For the six months ended June 30, 2012, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $99.4 million, $96.0 million and $3.4 million, respectively. For the six months ended June 30, 2011, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $105.3 million, $98.3 million and $7.0 million, respectively.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Major categories of net investment income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2012	2011	2012	2011
Income
Fixed-maturity securities	$24,511	$26,154	$49,924	$54,956
Equity securities	6,603	6,565	14,239	10,110
Cash and cash equivalents	448	216	738	347
Other, primarily from other invested assets	1,573	117	3,555	248

Total	33,135	33,052	68,456	65,661
Expenses
Investment expenses	(1,354)	(1,254)	(2,732)	(2,660)

Net investment income	$31,781	$31,798	$65,724	$63,001

Tower	30,267	30,401	62,525	59,931
Reciprocal Exchanges	3,177	3,051	6,526	6,396
Elimination of interest on Reciprocal Exchange surplus notes	(1,663)	(1,654)	(3,327)	(3,326)

Net investment income	$31,781	$31,798	$65,724	$63,001

Proceeds from the sale of fixed-maturity securities were $980.0 million and $911.8 million for the six months ended June 30, 2012 and 2011, respectively. Proceeds from the sale of equity securities were $745.6 million and $285.3 million for the six months ended June 30, 2012 and 2011, respectively.

Gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2012 (restated)	2011	2012	2011
Fixed-maturity securities
Gross realized gains	$12,354	$4,551	$25,162	$19,657
Gross realized losses	(609)	(1,326)	(2,551)	(7,333)

	11,745	3,225	22,611	12,324
Equity securities
Gross realized gains	2,685	2,228	4,179	4,570
Gross realized losses	(9,808)	(7,557)	(16,160)	(11,494)

	(7,123)	(5,329)	(11,981)	(6,924)
Other
Gross realized gains	555	-	1,790	-
Gross realized losses	(3,174)	-	(4,113)	-

	(2,619)	-	(2,323)	-

Net realized gains (losses) on investments	2,003	(2,104)	8,307	5,400

Other-than-temporary impairment losses:
Fixed-maturity securities	(765)	(210)	(882)	(354)
Equity securities	(1,219)	-	(4,078)	-

Total other-than-temporary impairment losses recognized in earnings	(1,984)	(210)	(4,960)	(354)

Total net realized investment gains (losses)	$19	$(2,314)	$3,347	$5,046

Tower	$(110)	$(2,857)	$1,028	$5,380
Reciprocal Exchanges	129	543	2,319	(334)

Total net realized investment gains (losses)	$19	$(2,314)	$3,347	$5,046

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

The following table shows the amount of fixed-maturity and equity securities that were OTTI for the three and six months ended June 30, 2012 and 2011. This resulted in recording impairment write-downs included in net realized investment gains (losses), and reduced the unrealized loss in other comprehensive net income:

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2012 (restated)	2011	2012	2011
Corporate and other bonds	$(648)	$-	$(737)	$-
Commercial mortgage-backed securities	(403)	(66)	(403)	(163)
Residential mortgage-backed securities	-	-	(28)	(71)
Asset-backed securities	-	(144)	-	(144)
Equities	(1,219)	-	(4,078)	-

Other-than-temporary-impairments	(2,270)	(210)	(5,246)	(378)
Portion of loss recognized in accumulated other comprehensive income (loss)	286	-	286	24

Impairment losses recognized in earnings	$(1,984)	$(210)	$(4,960)	$(354)

Tower	$(1,984)	$(210)	$(4,960)	$(354)
Reciprocal Exchanges	-	-	-	-

Impairment losses recognized in earnings	$(1,984)	$(210)	$(4,960)	$(354)

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

Note 9—Debt

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

Total interest expense incurred, including interest expense on the funds held liabilities was $7.9 million and $8.2 million for the three months ended June 30, 2012 and 2011, respectively, and was $16.5 million and $16.3 million for the six months ended June 30, 2012 and 2011, respectively.

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

The following table shows the computation of the earnings per share pursuant to the two-class method:

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012 (restated)	2011	2012 (restated)	2011
Numerator
Net income (loss) attributable to Tower Group, Inc.	$(16,809)	$24,407	$2,356	$50,928
Denominator
Weighted average common shares outstanding	39,117	41,303	39,206	41,404
Effect of dilutive securities:
Stock options	-	88	62	111
Other	-	4	-	3
Weighted average common and potential dilutive shares outstanding	39,117	41,395	39,268	41,518
Earnings (loss) per share attributable to Tower stockholders - basic
Common stock:
Distributed earnings	$0.19	$0.19	$0.38	$0.32
Undistributed earnings	(0.62)	0.40	(0.32)	0.90
Total	(0.43)	0.59	0.06	1.23
Earnings (loss) per share attributable to Tower stockholders - diluted	$(0.43)	$0.59	$0.06	$1.23

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

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Business segment results are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2012	2011	2012 (restated)	2011
Commercial Insurance Segment
Revenues
Premiums earned	$337,650	$263,735	$635,485	$515,503
Ceding commission revenue	3,894	3,310	3,904	8,728
Policy billing fees	1,390	1,114	2,903	1,878
Total revenues	342,934	268,159	642,292	526,109
Expenses
Loss and loss adjustment expenses	281,209	166,307	482,647	331,087
Underwriting expenses	113,954	86,712	217,096	173,295
Total expenses	395,163	253,019	699,743	504,382
Underwriting profit (loss)	$(52,229)	$15,140	$(57,451)	$21,727

Personal Insurance Segment
Revenues
Premiums earned	$122,503	$129,795	$244,826	$257,822
Ceding commission revenue	6,186	5,945	11,339	10,108
Policy billing fees	1,610	1,545	3,231	2,959
Total revenues	130,299	137,285	259,396	270,889
Expenses
Loss and loss adjustment expenses	68,566	74,249	134,621	149,935
Underwriting expenses	59,059	59,501	112,911	113,323
Total expenses	127,625	133,750	247,532	263,258

Underwriting profit (loss)	$2,674	$3,535	$11,864	$7,631
Tower	$6,481	$(901)	$15,919	$2,764
Reciprocal Exchanges	(3,807)	4,436	(4,055)	4,867
Total underwriting profit (loss)	$2,674	$3,535	$11,864	$7,631

Insurance Services Segment
Revenues
Management fee income	$7,965	$7,704	$14,827	$14,399
Other revenue	1,359	(73)	1,856	529
Total revenues	9,324	7,631	16,683	14,928
Expenses
Other expenses	5,079	4,977	9,542	10,018
Total expenses	5,079	4,977	9,542	10,018

Insurance services pretax income	$4,245	$2,654	$7,141	$4,910

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table reconciles revenue by segment to consolidated revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2012 (restated)	2011	2012 (restated)	2011
Commercial insurance segment	$342,934	$268,159	$642,292	$526,109
Personal insurance segment	130,299	137,285	259,396	270,889
Insurance services segment	9,324	7,631	16,683	14,928
Total segment revenues	482,557	413,075	918,371	811,926
Elimination of management fee income	(7,965)	(7,704)	(14,827)	(14,399)
Net investment income	31,781	31,798	65,724	63,001
Net realized gains (losses) on investments, including other-than-temporary impairments	19	(2,314)	3,347	5,046
Consolidated revenues	$506,392	$434,855	$972,615	$865,574

The following table reconciles the results of the Company’s individual segments to consolidated income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2012 (restated)	2011	2012 (restated)	2011
Commercial insurance segment underwriting profit (loss)	$(52,229)	$15,140	$(57,451)	$21,727
Personal insurance segment underwriting profit	2,674	3,535	11,864	7,631
Insurance services segment pretax income	4,245	2,654	7,141	4,910
Net investment income	31,781	31,798	65,724	63,001
Net realized gains on investments, including other-than-temporary impairments	19	(2,314)	3,347	5,046
Corporate expenses	(3,159)	(2,771)	(6,020)	(6,134)
Acquisition-related transaction costs	(720)	-	(1,982)	(12)
Interest expense	(7,902)	(8,225)	(16,513)	(16,325)
Income before income taxes	$(25,291)	$39,817	$6,110	$79,844

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

The following table provides a reconciliation of operating income to net income on a GAAP basis. The operating income is used to calculate operating earnings per share and operating return on average equity:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2012 (restated)	2011	2012 (restated)	2011
Operating income	$(17,313)	$25,692	$3,305	$45,198
Net realized gains (losses) on investments, excluding gains (losses) attributable to Reciprocal Exchanges	1,676	(2,857)	1,028	5,380
Acquisition-related transaction costs	(720)	-	(1,982)	(12)
Income tax	(452)	1,572	5	(1,882)

Net income attributable to Tower Group, Inc.	$(16,809)	$24,407	$2,356	$50,928

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

Consolidating Supplemental Information

The following tables present the consolidating financial statements as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011:

	June 30, 2012, as restated
		Reciprocal	Elimin-
($ in thousands)	Tower	Exchanges	ations	Total
Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$2,060,802	$299,172	$-	$2,359,974
Equity securities	128,490	7,903	-	136,393
Short-term investments	-	-	-	-
Other invested assets	129,533	-	(77,200)	52,333
Total investments	2,318,825	307,075	(77,200)	2,548,700
Cash and cash equivalents	192,099	6,906	-	199,005
Investment income receivable	37,519	3,078	(13,364)	27,233
Premiums receivable	363,432	42,791	(808)	405,415
Reinsurance recoverable on paid losses	21,503	1,799	(4,226)	19,076
Reinsurance recoverable on unpaid losses	281,959	28,979	(9,318)	301,620
Prepaid reinsurance premiums	39,272	16,611	(192)	55,691
Deferred acquisition costs, net	172,749	12,758	-	185,507
Intangible assets	103,772	7,146	-	110,918
Goodwill	245,548	-	-	245,548
Funds held by reinsured companies	133,968	-	-	133,968
Other assets	297,622	2,981	(16,344)	284,259
Total assets	$4,208,268	$430,124	$(121,452)	$4,516,940
Liabilities	-	-	-	-
Loss and loss adjustment expenses	$1,568,286	$142,865	$(9,318)	$1,701,833
Unearned premium	823,048	103,600	(192)	926,456
Reinsurance balances payable	9,543	9,909	(5,034)	14,418
Funds held under reinsurance agreements	91,142	-	-	91,142
Other liabilities	224,846	40,929	(29,908)	235,867
Deferred income taxes	26,546	19,287	-	45,833
Debt	448,291	77,000	(77,000)	448,291
Total liabilities	3,191,702	393,590	(121,452)	3,463,840
Stockholders’ equity
Common stock	468	-	-	468
Treasury stock	(181,324)	-	-	(181,324)
Paid-in-capital	775,542	8,826	8,826	775,542
Accumulated other comprehensive income	76,675	18,769	(18,769)	76,675
Retained earnings	343,204	8,939	(8,939)	343,204
Noncontrolling interests	2,001	0	36,534	38,535
Total stockholders’ equity	1,016,566	36,534	-	1,053,100
Total liabilities and stockholders’ equity	$4,208,268	$430,124	$(121,452)	$4,516,940

	December 31, 2011
($ in thousands)	Tower	Reciprocal Exchanges	Elimin- ations	Total
Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$2,153,620	$300,054	$-	$2,453,674
Equity securities	87,479	1,866	-	89,345
Short-term investments	-	-	-	-
Other invested assets	121,547	-	(77,200)	44,347
Total investments	2,362,646	301,920	(77,200)	2,587,366
Cash and cash equivalents	113,432	666	-	114,098
Investment income receivable	33,842	2,978	(10,038)	26,782
Premiums receivable	382,261	44,171	-	426,432
Reinsurance recoverable on paid losses	18,233	6,326	(656)	23,903
Reinsurance recoverable on unpaid losses	308,411	20,134	(8,881)	319,664
Prepaid reinsurance premiums	39,352	14,685	-	54,037
Deferred acquisition costs, net	156,992	11,866	-	168,858
Intangible assets	110,081	4,839	-	114,920
Goodwill	245,548	-	-	245,548
Funds held by reinsured companies	69,755	-	-	69,755
Other assets	320,460	1,410	(15,575)	306,295
Total assets	$4,161,013	$408,995	$(112,350)	$4,457,658
Liabilities
Loss and loss adjustment expenses	$1,495,839	$145,155	$(8,881)	$1,632,113
Unearned premium	790,185	102,991	-	893,176
Reinsurance balances payable	17,328	4,122	(656)	20,794
Funds held under reinsurance agreements	96,726	-	-	96,726
Other liabilities	279,766	35,441	(25,813)	289,394
Deferred income taxes	18,468	18,907	-	37,375
Debt	426,901	77,000	(77,000)	426,901
Total liabilities	3,125,213	383,616	(112,350)	3,396,479
Stockholders’ equity

Common stock	465	-	-	465
Treasury stock	(158,185)	-	-	(158,185)
Paid-in-capital	772,938	7,048	(7,048)	772,938
Accumulated other comprehensive income	63,053	12,840	(12,840)	63,053
Retained earnings	355,528	5,491	(5,491)	355,528
Noncontrolling interests	2,001	-	25,379	27,380
Total stockholders’ equity	1,035,800	25,379	-	1,061,179
Total liabilities and stockholders’ equity	$4,161,013	$408,995	$(112,350)	$4,457,658

	Three Months Ended June 30,
	2012 (restated)				2011
($ in thousands)	Tower	Reciprocal Exchanges	Elimina- tions	Total	Tower	Reciprocal Exchanges	Elimina- tions	Total
Revenues
Net premiums earned	$417,612	$42,541	$-	$460,153	$342,789	$50,741	$-	$393,530
Ceding commission revenue	6,855	3,225	-	10,080	7,707	1,548	-	9,255
Insurance services revenue	9,324	-	(7,965)	1,359	7,631	-	(7,704)	(73)
Policy billing fees	2,871	129	-	3,000	2,512	147	-	2,659
Net investment income	30,268	3,177	(1,664)	31,781	30,419	3,051	(1,672)	31,798
Total net realized investment gains (losses)	110	129	-	19	(2,857)	543	-	(2,314)
Total revenues	466,820	49,201	(9,629)	506,392	388,201	56,030	(9,376)	434,855
Expenses
Loss and loss adjustment expenses	322,842	26,933	-	349,775	213,680	26,876	-	240,556
Direct and ceding commission expense	87,024	8,162	-	95,186	69,413	6,484	-	75,897
Other operating expenses	72,533	13,532	(7,965)	78,100	63,303	14,761	(7,704)	70,360
Acquisition-related transaction costs	720	-	-	720	-	-	-	-
Interest expense	7,902	1,664	(1,664)	7,902	8,225	1,672	(1,672)	8,225
Total expenses	491,021	50,291	(9,629)	531,683	354,621	49,793	(9,376)	395,038
Income (loss) before income taxes	(24,201)	(1,090)	-	(25,291)	33,580	6,237	-	39,817
Income tax expense (benefit)	(7,392)	(1,527)	-	(8,919)	9,173	3,538	-	12,711
Net income (loss)	$(16,809)	$437	$-	$(16,372)	$24,407	$2,699	$-	$27,106
Ratios
Net calendar year loss and LAE	77.3%	63.3%		76.0%	62.3%	53.0%		61.1%
Net underwriting expenses	33.9%	43.1%		34.8%	33.1%	38.5%		33.8%
Net Combined	111.2%	106.4%		110.8%	95.4%	91.5%		94.9%

Return on Average Equity	-6.5%				9.3%

	Six Months Ended June 30,
	2012 (restated)				2011
($ in thousands)	Tower	Reciprocal Exchanges	Elimina- tions	Total	Tower	Reciprocal Exchanges	Elimina- tions	Total
Revenues
Net premiums earned	$796,281	$84,030	$-	$880,311	$677,326	$95,999	$-	$773,325
Ceding commission revenue	8,933	6,310	-	15,243	15,924	2,912	-	18,836
Insurance services revenue	16,683	-	(14,827)	1,856	14,928	-	(14,399)	529
Policy billing fees	5,873	261	-	6,134	4,546	291	-	4,837
Net investment income	62,525	6,526	(3,327)	65,724	59,932	6,395	(3,326)	63,001
Total net realized investment gains (losses)	1,028	2,319	-	3,347	5,380	(334)	-	5,046
Total revenues	891,323	99,446	(18,154)	972,615	778,036	105,263	(17,725)	865,574
Expenses
Loss and loss adjustment expenses	566,091	51,177	-	617,268	430,418	50,604	-	481,022
Direct and ceding commission expense	159,636	15,935	-	175,571	134,953	17,058	-	152,011
Other operating expenses	143,529	26,469	(14,827)	155,171	123,832	26,927	(14,399)	136,360
Acquisition-related transaction costs	1,982	-	-	1,982	12	-	-	12
Interest expense	16,513	3,327	(3,327)	16,513	16,325	3,326	(3,326)	16,325
Total expenses	887,751	96,908	(18,154)	966,505	705,540	97,915	(17,725)	785,730
Income (loss) before income taxes	3,572	2,538	-	6,110	72,496	7,348	-	79,844
Income tax expense (benefit)	1,216	(910)	-	306	21,568	321	-	21,889

Net income (loss)	$2,356	$3,448	$-	$5,804	$50,928	$7,027	$-	$57,955
Ratios
Net calendar year loss and LAE	71.1%	60.9%		70.1%	63.5%	52.7%		62.2%
Net underwriting expenses	34.3%	42.6%		35.1%	32.9%	42.5%		34.1%
Net Combined	105.4%	103.5%		105.2%	96.4%	95.2%		96.3%

Return on Average Equity	0.5%				9.7%

Consolidated Results of Operations

Our results of operations are discussed below in two parts, consolidated results of operations and the results of each of our three segments.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Total revenues. Total revenues increased by 16.5% and 12.4%, respectively for the three and six months ended June 30, 2012 compared to the same periods in 2011. This increase is primarily attributed to the increases in earned premiums.

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

Commission and fee income. Commission and fee income, comprised of ceding commission revenue, insurance services revenue and policy billing fees, increased by $2.6 million and decreased by $1.0 million in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The increase for the three months ended June 30, 2012 is due to additional fees earned by our managing general agencies. The decrease for the six months ended June 30, 2012 is attributed to a reduction in the ceding commission revenue in the first quarter 2012 resulting from a change in loss ratio on a prior year’s quota share treaties. The change in loss ratio resulted in a $2.9 million reduction in our ceding commission revenue.

Net investment income and net realized gains (losses). For the three months ended June 30, 2012, net investment income remained relatively constant when compared with the same period in 2011. For the six-month period ended June 30, 2012, net investment income increased $2.7 million, or 4.3%, due to an increase in average cash and invested assets from the comparative period in 2011. Operating cash invested in fixed income securities in 2012 and in 2011 has been affected by an extended low interest rate environment. Investments in high-yield securities and dividend paying equity securities continue to be made to help maintain overall portfolio yield and to partially mitigate the impact of the lower interest rate environment.

For the three months ended June 30, 2012 and 2011, the net realized investment gains (losses) included OTTI of $2.2 million and $0.2 million, respectively. The OTTI in the second quarter of 2012 is driven primarily from the impairment of one equity security for $1.5 million and one fixed-maturity security for $0.7 million. Net realized investment gains for the three months ended June 30, 2012 and 2011 also include net gains (losses) on the sale of securities for $19 thousand and $(2.3) million respectively. These gains and losses are a function of individual securities selected for sale when cash needs arise in the ordinary course of business or when market dictates disposals pursuant to our investment policy.

For the six months ended June 30, 2012 and 2011, the net realized investment gains (losses) included OTTI of $5.0 million and $0.4 million, respectively. The OTTI for the six months ended June 30, 2012 is related mostly to securities in the Company’s equity security portfolio. Net realized investment gains for the six months ended June 30, 2012 and 2011 included net gains on the sale of securities for $3.3 million and $5.0 million respectively.

Loss and loss adjustment expenses. The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 76.0% and 61.1% for the three months ended June 30, 2012 and 2011, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 77.3% and 62.3% for the three months ended June 30, 2012 and 2011, respectively. The Reciprocal Exchanges’ net loss ratio was 63.3% and 53.0% for the three months ended June 30, 2012 and 2011, respectively.

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

Commission and Operating expenses. Operating expenses, which include direct and ceding commission expenses and other operating expenses, were $173.3 million for the three months ended June 30, 2012, an increase of 18.5% over the prior year, primarily due to increased business production and our ongoing efforts to build-out our information technology infrastructure to support our policy administration and claims processing needs. The net underwriting expense ratio increased to 34.8% for the three months ended June 30, 2012 from 33.8% in 2011.

The consolidated gross underwriting expense ratio increased to 33.4% for the three months ended June 30, 2012 from 32.3% in the same period in 2011. The commission portion of the gross underwriting expense ratio increased to 18.7% for the three month period June 30, 2012 compared to 17.2% in 2011. This increase is attributed to the increase in assumed reinsurance business written, which charges a higher commission rate. In addition, in 2012 management revised its estimates in the allocation of operating expenses between unallocated loss adjustment expense and other underwriting expenses (“OUE”) which resulted in a greater percentage assigned to OUE. The gross OUE ratio, which includes boards, bureaus and taxes (“BB&T”), was 14.7% for the three months ended June 30, 2012 compared to 15.1% in the prior year.

For the six months ended June 30, 2012, operating expenses were $330.7 million compared to $288.4 million for the six months ended June 30, 2011, for an increase of $42.3 million or 14.7%. This change is due to increased business production and our ongoing efforts to build-out our information technology infrastructure to support our policy administration and claims processing needs. The net underwriting expense ratio increased to 35.1% for the six months ended June 30, 2012 from 34.1% in 2011.

The consolidated gross underwriting expense ratio increased to 33.3% for the six months ended June 30, 2012 from 32.6% in the same period in 2011. The commission portion of the gross underwriting expense ratio increased to 18.0% for the six month period June 30, 2012 compared to 17.6% in 2011. This increase is attributed to the increase in assumed reinsurance business written, which charges a higher commission rate. In addition, in 2012 management revised its estimates in the allocation of operating expenses between unallocated loss adjustment expense and OUE which resulted in a greater percentage assigned to OUE. The gross OUE ratio was 15.3% for the six months ended June 30, 2012 compared to 15.0% in the prior year.

Acquisition-related transaction costs. Acquisition-related transaction costs for the three and six months ended June 30, 2012 were $0.7 and $2.0 million, respectively. These costs were negligible for the same periods in 2011.

Interest expense. Interest expense decreased by $0.3 million and increased by $0.2 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.

Income tax expense. Tower uses the effective tax rate method in computing its interim tax provision. For the three months ended June 30, 2012, the effective tax rate on net income (loss) before income taxes was 30.7%, which resulted in an income tax benefit for the period of $8.9 million, compared to an income tax expense of $11.0 million and related effective tax rate of 28.4% for the same period in 2011.

In the six months ended June 30, 2012, the consolidated effective tax rate for the six months ended June 30, 2012 was 29.6% compared to 30.1% for the same period in 2011. The change in effective tax rate from 2011 to 2012 is due to the relatively small amount of pre-tax income in 2012.

Net income (loss) and return on average equity. Net (loss) attributable to Tower Group, Inc. and annualized return on average equity were $(16.8) million and (6.5)% for the three months ended June 30, 2012 compared to net income of $24.4 million and annualized return on average equity of 9.3% for the same period in 2011. The return on average equity is calculated by dividing net income by average stockholders’ equity. Average stockholders’ equity was $1,038.0 million and $1,044.8 million at June 30, 2012 and 2011, respectively. The net loss and decline in annualized return on equity for the three months ended June 30, 2012 is primarily due to reserve strengthening in the second quarter of 2012.

Net income attributable to Tower Group, Inc. and annualized return on average equity were $2.4 million and 0.5% for the six months ended June 30, 2012 compared to net income of $50.9 million and annualized return on average equity of 9.7% for the six months ended June 30, 2011. The decline in net income and annualized return on equity is primarily due to reserve strengthening of $78.3 million recorded for Tower Group, Inc. in 2012 compared to prior year strengthening of $7.6 million recorded in 2011.

Commercial Insurance Segment Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2012	2011	Change	Percent	2012 (restated)	2011	Change	Percent
Net premiums written	$343,748	$295,521	$48,227	16.3%	$663,953	$546,642	$117,311	21.5%
Revenues
Net premiums earned	$337,650	$263,735	$73,915	28.0%	$635,485	$515,503	$119,982	23.3%
Ceding commission revenue	3,894	3,310	584	17.6%	3,904	8,728	(4,824)	-55.3%
Policy billing fees	1,390	1,114	276	24.8%	2,903	1,878	1,025	54.6%
Total revenue	342,934	268,159	74,775	27.9%	642,292	526,109	116,183	22.1%
Expenses
Net loss and loss adjustment expenses	281,209	166,307	114,902	69.1%	482,647	331,087	151,560	45.8%
Underwriting expenses
Direct commission expenses	66,539	49,457	17,082	34.5%	122,669	99,446	23,223	23.4%
Other underwriting expenses	47,415	37,255	10,160	27.3%	94,427	73,849	20,578	27.9%
Total underwriting expenses	113,954	86,712	27,242	31.4%	217,096	173,295	43,801	25.3%
Underwriting profit (loss)	$(52,229)	$15,140	$(67,369)	-445.0%	$(57,451)	$21,727	$(79,178)	-364.4%

Ratios
Net calendar year loss and LAE	83.3%	63.1%			75.9%	64.2%
Net underwriting expenses	32.2%	31.2%			33.1%	31.6%
Net combined	115.5%	94.3%			109.0%	95.8%

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

Ceded premiums written for the three months ended June 30, 2012 increased to $26.0 million from $20.3 million for the three months ended June 31, 2011. The Company reinsures through quota share treaties premiums written on certain of its program business. In addition, we also purchase excess per risk and catastrophe reinsurance for all property lines. Ceded earned premiums were $20.9 million and $22.2 million for the three month periods ended June 30, 2012 and 2011, respectively.

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

Ceding commission revenue. Ceding commission revenue increased by $0.6 million and decreased by $4.8 million, respectively for the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily due to the non-renewal of the liability quota share program in 2011. The three and six month periods in 2011 had earned ceded commission revenue on some of the business ceded in 2010 under this treaty. There were no such ceded commissions earned in 2012. In addition, we recognized a change in loss ratio on a prior year’s quota share treaty which reduced ceding commission revenue by $2.4 million during the six month period ended June 30, 2012 compared to an unfavorable ceded commission revenue adjustment of $0.9 million during the same period in 2011.

Net loss and loss adjustment expenses. The net calendar year loss ratios were 83.3% and 63.1% for the three months ended June 30, 2012 and 2011, respectively. The accident year loss ratios for the three months ended June 30, 2012 and 2011 were 64.9% and 61.3%, respectively.

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

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, increased by $27.2 million and $43.8 million, or 31.4% and 25.3%, for the three and six months ended June 30, 2012, respectively, compared to the same period in 2011. The net underwriting expense ratio increased 1.0 and 1.5 percentage points for the three and six months ended June 30, 2012 and 2011.

The gross underwriting expense ratio was 31.4% and 31.8% for the three and six months ended June 30, 2012 compared to 29.9% and 30.5% in the same periods in 2011. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 18.6% and 18.2% for the three and six months ended June 30, 2012 compared to 17.3% and 17.7% for the same periods in 2011. The increase is primarily due to the assumed reinsurance business which has a higher commission ratio. The OUE ratio, including BB&T, was 12.8% and 13.6% for the three and six months ended June 30, 2012 compared to 12.6% and 12.8% for the same periods in 2011. The increase in the OUE ratio is primarily a result of ongoing efforts by us to build-out our information technology infrastructure to support our policy administration and claims processing needs.

Underwriting loss and combined ratio. The underwriting loss and combined ratio for the three and six months ended June 30, 2012 moved unfavorably from the underwriting gain and combined ratio in the same periods in the prior year. These changes are due primarily to the increase in loss and loss adjustment expenses described above.

Personal Insurance Segment Results of Operations

	Three Months Ended June 30,
	2012			2011
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Change	Percent
Net premiums written	$97,865	$44,620	$142,485	$88,344	$45,130	$133,474	$9,011	6.8%
Revenues
Net premiums earned	$79,962	$42,541	$122,503	$79,055	$50,740	$129,795	$(7,292)	-5.6%
Ceding commission revenue	2,961	3,225	6,186	4,414	1,531	5,945	241	4.1%
Policy billing fees	1,481	129	1,610	1,398	147	1,545	65	4.2%
Total revenue	84,404	45,895	130,299	84,867	52,418	137,285	(6,986)	-5.1%
Expenses
Net loss and loss adjustment expenses	41,633	26,933	68,566	47,373	26,876	74,249	(5,683)	-7.7%
Underwriting expenses
Direct commission expenses	20,486	8,162	28,648	20,333	6,465	26,798	1,850	6.9%
Other underwriting expenses	15,804	14,607	30,411	18,062	14,641	32,703	(2,292)	-7.0%
Total underwriting expenses	36,290	22,769	59,059	38,395	21,106	59,501	(442)	-0.7%
Underwriting profit (loss)	$6,481	$(3,807)	$2,674	$(901)	$4,436	$3,535	$(861)	-24.4%

Ratios
Net calendar year loss and LAE	52.1%	63.3%	56.0%	59.9%	53.0%	57.2%
Net underwriting expenses	39.8%	45.6%	41.8%	41.2%	38.3%	40.1%
Net combined	91.9%	108.9%	97.8%	101.1%	91.3%	97.3%

Personal Insurance Segment Results of Operations (continued)

	Six Months Ended June 30,
	2012 (restated)			2011
($ in millions)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Change	Percent
Net premiums written	$165,251	$82,713	$247,964	$156,613	$85,758	$242,371	5,593	2.3%
Revenues
Net premiums earned	$160,796	$84,030	$244,826	$161,824	$95,998	$257,822	(12,996)	-5.0%
Ceding commission revenue	5,029	6,310	11,339	7,214	2,894	10,108	1,231	12.2%
Policy billing fees	2,970	261	3,231	2,668	291	2,959	272	9.2%
Total revenue	168,795	90,601	259,396	171,706	99,183	270,889	(11,493)	-4.2%
Expenses
Net loss and loss adjustment expenses	83,444	51,177	134,621	99,331	50,604	149,935	(15,314)	-10.2%
Underwriting expenses
Direct commission expenses	36,967	15,935	52,902	35,629	17,039	52,668	234	0.4%
Other underwriting expenses	32,465	27,544	60,009	33,982	26,673	60,655	(646)	-1.1%
Total underwriting expenses	69,432	43,479	112,911	69,614	43,712	113,323	(412)	-0.4%
Underwriting profit (loss)	$15,919	$(4,055)	$11,864	$2,764	$4,867	$7,631	$4,233	55.5%

Ratios
Net calendar year loss and LAE	51.9%	60.9%	55.0%	61.4%	52.7%	58.2%
Net underwriting expenses	38.2%	43.9%	40.2%	37.0%	42.4%	39.0%
Net combined	90.1%	104.8%	95.2%	98.4%	95.1%	97.2%

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

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, decreased $0.4 million and $0.4 million, or 0.7% and 0.4%, for the three and six months ended ending June 30, 2012, respectively, compared to the same period in 2011. The net underwriting expense ratio increased 1.7 percentage points from the three month period ended June 30, 2011 to 2012. The net underwriting expense ratio increased 1.2 percentage points from the six month period ended June 30, 2011 to 2012.

The gross underwriting expense ratio was 38.3% and 36.3% for the three months ended June 30, 2012 and 2011, respectively. The commission portion of the gross underwriting expense ratio was 19.1% and 16.8% for the three months ended June 30, 2012 and 2011, respectively. The gross OUE ratio, which includes BB&T, was 19.2% and 19.5% for the three months ended June 30, 2012 and 2011, respectively.

The gross underwriting expense ratio was 36.9% and 36.0% for the six months ended June 30, 2012 and 2011, respectively. The commission portion of the gross underwriting expense ratio was 17.8% and 17.1% for the six months ended June 30, 2012 and 2011, respectively. The gross OUE ratio, which includes BB&T, was 19.1% and 18.9% for the six months ended June 30, 2012 and 2011, respectively.

Underwriting profit and combined ratio. Personal Insurance segment underwriting profit declined $0.9 million and the combined ratio increased by 0.5 percentage points for the three months ended June 30, 2012 compared to June 30, 2011 due to reserve strengthening in the second quarter of 2012.

Underwriting profit increased $4.2 million and the combined ratio improved 2.0 percentage points from the six months ended June 30, 2011 to June 30, 2012 due to 2011 severe storms.

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

(in thousands, except per share data)	June 30, 2012 (restated)	December 31, 2011
Calculation of book value per common share:
Tower Group, Inc. stockholders’ equity	$1,014,565	$1,033,799
Common shares outstanding	38,377	39,221
Book value per common share	$26.44	$26.36

Capital

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At June 30, 2012 and December 31, 2011, our capital resources were as follows:

($ in thousands)	June 30, 2012 (restated)	December 31, 2011
Outstanding under credit facility	$70,000	$50,000
Convertible Senior Notes	143,233	141,843
Subordinated debentures	235,058	235,058
Tower Group, Inc. stockholders’ equity	1,014,565	1,033,799
Total capitalization	$1,520,505	$1,460,700
Ratio of debt to total capitalization	30.6%	29.2%

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

The Company’s Chief Executive Officer and Chief Financial Officer, in consultation with the Audit Committee, have concluded that the $3.1 million deferred income tax error as more fully described in Note 2 to the consolidated financial statements resulted from a material weakness in the Company’s internal control over financial reporting related to recording an out of period income tax adjustment arising from the Castlepoint Inc. acquisition. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, controls did not operate effectively to ensure that the correction of this deferred income tax error during the period ended March 31, 2012 was accurately recorded as an adjustment to goodwill rather than income tax expense. As a result of the material weakness, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2012 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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