Form 10-Q/A
period 2012-09-30
Tower Group, Inc.
filed 2013-01-17
CIK 1289592

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2012 (the “Original Quarterly Report”). This Form 10-Q/A is being filed to restate the consolidated balance sheet as of September 30, 2012, the consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2012 and the consolidated statements of operations and comprehensive income for the three months ended September 30, 2012, and certain footnote disclosures thereto.

The need to restate these consolidated financial statements resulted from an error in the application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Accounting for Income Taxes, related to deferred income taxes on a 2009 acquisition. The Company corrected for and disclosed this error in its September 30, 2012 Form 10-Q; however management has since concluded that the correction of the $3.1 million deferred income tax error as more fully described in Note 2 to the consolidated financial statements was itself recorded incorrectly and is material to the September 30, 2012 consolidated quarterly financial statements.

Management is restating its September 30, 2012 Form 10-Q for the tax error discussed above and is also correcting for other immaterial adjustments that were initially recorded in the period they were identified. These immaterial adjustments are being recast into the periods in which they originated.

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

The following sections have been amended from the Original Quarterly Report as a result of the restatement described above:

•	Part I – Item 1. Financial Statements

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4. Controls and Procedures

This Form 10-Q/A also includes as exhibits certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Except as described above, no other sections have been amended from the Original Quarterly Report. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s Original Quarterly Report.

Tower Group, Inc.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2012

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Group, Inc.

Consolidated Balance Sheets

(Unaudited)

($ in thousands, except par value and share amounts)	September 30, 2012 (restated)	December 31, 2011
Assets
Investments - Tower
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $1,978,624 and $2,046,932)	$2,133,676	$2,153,620
Equity securities (cost of $121,339 and $91,069)	123,614	87,479
Short-term investments (cost of $4,748 and $0)	4,748	-
Other invested assets	54,365	44,347
Investments - Reciprocal Exchanges
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $277,787 and $288,180)	303,172	300,054
Equity securities (cost of $5,144 and $1,965)	5,654	1,866
Total investments	2,625,229	2,587,366
Cash and cash equivalents (includes $11,383 and $666 relating to Reciprocal Exchanges)	179,414	114,098
Investment income receivable (includes $3,443 and $2,978 relating to Reciprocal Exchanges)	30,188	26,782
Investment in unconsolidated affiliate	71,512	-
Premiums receivable (includes $45,887 and $44,171 relating to Reciprocal Exchanges)	392,721	426,432
Reinsurance recoverable on paid losses (includes $2,248 and $5,670 relating to Reciprocal Exchanges)	19,873	23,903
Reinsurance recoverable on unpaid losses (includes $19,138 and $11,253 relating to Reciprocal Exchanges)	313,626	319,664
Prepaid reinsurance premiums (includes $17,944 and $14,685 relating to Reciprocal Exchanges)	62,820	54,037
Deferred acquisition costs, net (includes $12,503 and $11,866 relating to Reciprocal Exchanges)	189,589	168,858
Intangible assets (includes $7,000 and $4,839 relating to Reciprocal Exchanges)	108,806	114,920
Goodwill	245,548	245,548
Funds held by reinsured companies	124,353	69,755
Other assets (includes $4,086 and $2,685 relating to Reciprocal Exchanges)	320,754	306,295
Total assets	$4,684,433	$4,457,658
Liabilities
Loss and loss adjustment expenses (includes $123,073 and $136,274 relating to Reciprocal Exchanges)	$1,694,666	$1,632,113
Unearned premium (includes $104,140 and $102,991 relating to Reciprocal Exchanges)	927,295	893,176
Reinsurance balances payable (includes $3,685 and $3,466 relating to Reciprocal Exchanges)	20,850	20,794
Funds held under reinsurance agreements	88,810	96,726
Other liabilities (includes $15,678 and $10,035 relating to Reciprocal Exchanges)	341,305	289,394
Deferred income taxes (includes $22,029 and $18,907 relating to Reciprocal Exchanges)	63,228	37,375
Debt	449,005	426,901
Total liabilities	3,585,159	3,396,479
Contingencies (Note 14)	-	-
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 46,781,251 and 46,448,341 shares issued, and 38,376,845 and 39,221,102 shares outstanding)	468	465
Treasury stock (8,404,406 and 7,227,239 shares)	(181,432)	(158,185)
Paid-in-capital	777,864	772,938
Accumulated other comprehensive income	96,934	63,053
Retained earnings	357,639	355,528
Tower Group, Inc. stockholders’ equity	1,051,473	1,033,799
Noncontrolling interests	47,801	27,380
Total stockholders’ equity	1,099,274	1,061,179
Total liabilities and stockholders’ equity	$4,684,433	$4,457,658

See accompanying notes to the unaudited consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2012 (restated)	2011	2012 (restated)	2011
Revenues
Net premiums earned	$430,713	$413,447	$1,311,024	$1,186,772
Ceding commission revenue	7,703	6,967	22,946	25,803
Insurance services revenue	808	413	2,664	942
Policy billing fees	3,133	2,830	9,267	7,667
Net investment income	31,389	31,411	97,113	94,412
Net realized investment gains (losses):
Other-than-temporary impairments	(1,727)	(2,955)	(6,973)	(3,333)
Portion of loss recognized in other comprehensive income	-	156	286	180
Other net realized investment gains	2,872	3,026	11,179	8,426
Total net realized investment gains (losses)	1,145	227	4,492	5,273
Total revenues	474,891	455,295	1,447,506	1,320,869
Expenses
Loss and loss adjustment expenses	256,096	310,037	873,364	791,059
Direct and ceding commission expense	87,527	80,254	263,098	232,265
Other operating expenses	85,404	73,805	240,575	210,165
Acquisition-related transaction costs	2,679	425	4,661	437
Interest expense	8,224	8,557	24,737	24,882
Total expenses	439,930	473,078	1,406,435	1,258,808
Income (loss) before income taxes	34,961	(17,783)	41,071	62,061
Income tax expense (benefit)	9,014	(5,370)	9,320	16,519
Net income (loss)	$25,947	$(12,413)	$31,751	$45,542
Less: Net income (loss) attributable to Noncontrolling interests	4,318	3,320	7,766	10,347
Net income (loss) attributable to Tower Group, Inc.	$21,629	$(15,733)	$23,985	$35,195
Earnings (loss) per share attributable to Tower Group, Inc. stockholders:
Basic	$0.56	$(0.39)	$0.62	$0.85
Diluted	$0.56	$(0.39)	$0.62	$0.85
Weighted average common shares outstanding:
Basic	38,371	40,814	38,929	41,207
Diluted	38,395	40,814	38,979	41,312
Dividends declared and paid per common share	$0.19	$0.19	$0.56	$0.50

See accompanying notes to the unaudited consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012 (restated)	2011	2012 (restated)	2011
Net income (loss)	$25,947	$(12,413)	$31,751	$45,542
Other comprehensive income (loss) before tax
Gross unrealized investment holding gains arising during periods	39,543	(3,813)	73,128	21,664
Less: Reclassification adjustment for investment (gains) losses included in net income	(1,145)	(227)	(2,297)	(5,273)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	24	(286)	(180)
Deferred gain (loss) on cash flow hedge	(906)	(6,474)	(4,492)	(10,119)
Other comprehensive income (loss) before tax	37,492	(10,490)	66,053	6,092
Income tax benefit (expense) related to items of other comprehensive income (loss)	(12,942)	3,425	(21,295)	(653)
Other comprehensive income, net of income tax	$24,550	$(7,065)	44,758	6,745
Comprehensive income (loss)	$50,497	$(19,478)	$76,509	$52,287
Less: Comprehensive income (loss) attributable to Noncontrolling interests	8,609	3,026	18,643	16,437
Comprehensive income (loss) attributable to Tower Group, Inc.	$41,888	$(22,504)	$57,866	$35,850

See accompanying notes to the unaudited consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Treasury	Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling	Total Stockholders’
(in thousands)	Shares	Amount	Stock	Capital	Income (loss)	Earnings	Interests	Equity
Balance at December 31, 2010	45,742	$457	$(91,779)	$763,064	$48,279	$322,941	$4,190	$1,047,152
Dividends declared	-	-	-	-	-	(20,453)	-	(20,453)
Stock based compensation	660	7	(1,641)	8,502	-	-	-	6,868
Deferred taxes on stock option activity	-	-	-	(782)	-	-	-	(782)
Repurchase of common stock	-	-	(50,401)	-	-	-	-	(50,401)
Net income	-	-	-	-	-	35,195	10,347	45,542
Other comprehensive income	-	-	-	-	655	-	6,090	6,745
Noncontrolling interest in acquired consolidated partnership	-	-	-	-	-	-	2,001	2,001
Balance at September 30, 2011	46,402	$464	$(143,821)	$770,784	$48,934	$337,683	$22,628	$1,036,672
Balance at December 31, 2011	46,448	$465	$(158,185)	$772,938	$63,053	$355,528	$27,380	$1,061,179
Dividends declared	-	-	-	-	-	(21,874)	-	(21,874)
Stock based compensation	333	3	(2,260)	6,704	-	-	-	4,447
Repurchase of common stock	-	-	(20,987)	-	-	-	-	(20,987)
Net income	-	-	-	-	-	23,985	7,766	31,751
Transfer of assets to Reciprocal Exchanges	-	-	-	(1,778)	-	-	1,778	-
Other comprehensive income	-	-	-	-	33,881	-	10,877	44,758
Balance at September 30, 2012, as restated	46,781	$468	$(181,432)	$777,864	$96,934	$357,639	$47,801	$1,099,274

See accompanying notes to the unaudited consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2012 (restated)	2011
Cash flows provided by operating activities:
Net income	$31,751	$45,542
Adjustments to reconcile net income to net cash provided by (used in) operations:
Net realized investment (gains) losses	(4,492)	(5,273)
Depreciation and amortization	25,103	24,305
Amortization of bond and debt premium or discount	8,393	6,255
Amortization of restricted stock	6,707	7,349
Deferred income taxes	301	(7,965)
Changes in operating assets and liabilities:
Investment income receivable	(3,406)	(1,143)
Premiums receivable	39,237	(27,305)
Reinsurance recoverable	10,068	(63,255)
Prepaid reinsurance premiums	(8,783)	23,282
Deferred acquisition costs, net	(20,731)	(13,913)
Funds held by reinsured companies	(54,598)	(34,848)
Other assets	(25,236)	18,485
Loss and loss adjustment expenses	62,553	87,576
Unearned premium	34,119	47,664
Reinsurance balances payable	56	(12,359)
Funds held under reinsurance agreements	(7,916)	8,409
Other liabilities	33,470	21,173
Net cash flows provided by operations	126,596	123,979
Cash flows (used in) investing activities:
Purchase of fixed assets	(33,085)	(35,257)
Investment in unconsolidated affiliate	(71,512)	-
Purchase - fixed-maturity securities	(1,288,117)	(1,491,030)
Purchase - equity securities	(1,202,074)	(552,737)
Short-term investments, net	(4,748)	(1,440)
Change in other invested assets	(10,018)	(14,068)
Sale of fixed-maturity securities	1,286,634	1,390,677
Maturity of fixed-maturity securities	142,229	88,273
Sale - equity securities	1,149,473	524,147
Other	(5,229)	-
Net cash flows provided by (used in) investing activities	(36,447)	(91,435)
Cash flows (used in) financing activities:
Proceeds from credit facility borrowings	20,000	37,000
Repayment of credit facility borrowings	-	(17,000)
Proceeds from capital lease financing	-	26,712
Issuance of common stock under stock-based compensation programs	3	381
Excess tax benefits from share-based payment arrangements	284	166
Treasury stock acquired-net employee share-based compensation	(2,259)	(1,641)
Repurchase of Common Stock	(20,987)	(50,401)
Dividends paid	(21,874)	(20,453)
Net cash flows (used in) financing activities	(24,833)	(25,236)
Increase (decrease) in cash and cash equivalents	65,316	7,308
Cash and cash equivalents, beginning of period	114,098	140,221
Cash and cash equivalents, end of period	$179,414	$147,529

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

Note 2—Restatement of Previously Issued Financial Statements

In the three month period ended March 31, 2012, the Company recorded an adjustment to correct its deferred tax expense as reported in its Forms 10-Q filed on May 10, 2012, August 8, 2012 and November 9, 2012 as of and for the three month periods ended March 31, 2012, June 30, 2012 and September 30, 2012, respectively. This adjustment relates to deferred income tax accounting associated with the 2009 CastlePoint Holdings, Ltd. (“CastlePoint”) acquisition. An entry of $3.1 million due to changes in the initial estimate of deferred taxes arising from the CastlePoint acquisition was recorded as a reduction to income tax expense rather than as a reduction to goodwill at March 31, 2012. Management has concluded this adjustment is material to the March 31, 2012, June 30, 2012 and September 30, 2012 Forms 10-Q and will be restating and amending the 2012 amounts reported in the 2012 Forms 10-Q. In addition, the Company is also restating these consolidated financial statements to correct for other immaterial items, individually and in the aggregate, which the Company originally recorded in the period they were identified.

These other corrections relate primarily to the following areas:

Deferred income tax liabilities: A summary of the other adjustments to deferred income taxes is as follows:

	As of September 30,	As of December 31,
(in millions)	2012	2011
Tax error deemed material, see above	$—	$(3.1)
Reciprocal Exchanges — valuation allowance	—	(4.6)
Reciprocal Exchanges — surplus note	18.7	18.7
Other	(4.4)	(3.0)

	$14.3	$8.0

As of December 31, 2011, deferred income tax liabilities were reduced $4.6 million due to a correction in the Reciprocal Exchanges’ deferred tax valuation allowance. The Company should have released $4.6 million of the valuation allowance in 2010 when the related deferred tax asset was reduced. This deferred tax asset and related valuation allowance were recorded in connection with the initial consolidation of the Reciprocal Exchanges on July 1, 2010. As discussed in its previously filed Forms 10-Q on November 9, 2012, the Company initially recorded this $4.6 million as a reduction to deferred tax liabilities with a corresponding decrease to income tax expense in the nine months ended September 30, 2012. The correction of this error reduces previously reported consolidated net income for the nine months ended September 30, 2012. This correction has no effect on net income attributable to Tower Group, Inc. or stockholders’ equity attributable to Tower shareholders.

Also, as of September 30, 2012 and December 31, 2011, the Company did not record a deferred income tax liability associated with the Reciprocal Exchanges’ surplus notes obligations. On consolidation of the Reciprocal Exchanges, the Company should have accounted for the book basis versus tax basis differences on surplus note obligations in its deferred taxes. This correction decreases noncontrolling interests’ equity, but has no effect on shareholders’ equity attributable to Tower Group, Inc.

Other corrections made to deferred income tax liabilities resulted from reclassification adjustments between current income tax receivables (reported within other assets), correcting the deferred taxes on the investment unrealized gains (losses), and the deferred income tax effect of recording certain immaterial adjustment to the statement of income.

Goodwill: As of December 31, 2011 and 2010, goodwill was overstated by $4.5 million. $3.1 million is attributed to the deferred tax liability corrections discussed in deferred income taxes above relating to the CastlePoint acquisition in 2009. The Company also reduced goodwill by $1.4 million attributed to other fair value and purchase price adjustments on 2009 and 2010 acquisitions.

Premiums receivables: As of September 30, 2012 and December 31, 2011, the Company reclassified $25.2 million and 17.8 million, respectively, of certain commission expense payables to other liabilities. These amounts had historically been netted against premiums receivables.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The effects of the restatement on the consolidated balance sheets are presented in the table below:

	As of September 30, 2012			December 31, 2011
($ in thousands, except par value and share amounts)	As Previously Filed	Restated	Effect of Adjustments	As Previously Reported	Revised	Effect of Adjustments
Assets
Total investments	$2,625,229	$2,625,229	$-	$2,587,366	$2,587,366	$-
Cash and cash equivalents	179,414	179,414	-	114,098	114,098	-
Investment income receivable	30,188	30,188	-	26,782	26,782	-
Investment in unconsolidated affiliate	71,512	71,512	-	-	-	-
Premiums receivable	367,489	392,721	25,232	408,626	426,432	17,806
Reinsurance recoverable on paid losses	19,873	19,873	-	23,903	23,903	-
Reinsurance recoverable on unpaid losses	313,626	313,626	-	319,664	319,664	-
Prepaid reinsurance premiums	62,820	62,820	-	54,037	54,037	-
Deferred acquisition costs, net	189,589	189,589	-	168,858	168,858	-
Intangible assets	108,806	108,806	-	114,920	114,920	-
Goodwill	250,103	245,548	(4,555)	250,103	245,548	(4,555)
Funds held by reinsurers	124,353	124,353	-	69,755	69,755	-
Other assets	321,167	320,754	(413)	304,083	306,295	2,212
Total assets	$4,664,169	$4,684,433	$20,264	$4,442,195	$4,457,658	$15,463
Liabilities
Loss and loss adjustment expenses	$1,694,666	$1,694,666	$-	$1,632,113	$1,632,113	$-
Unearned premium	927,295	927,295	-	893,176	893,176	-
Reinsurance balances payable	20,850	20,850	-	20,794	20,794	-
Funds held under reinsurance agreements	88,810	88,810	-	96,726	96,726	-
Other liabilities	316,073	341,305	25,232	266,155	289,394	23,239
Deferred income taxes	48,896	63,228	14,332	29,337	37,375	8,038
Debt	449,005	449,005	-	426,901	426,901	-
Total liabilities	3,545,595	3,585,159	39,564	3,365,202	3,396,479	31,277
Stockholders’ equity
Common stock	468	468	-	465	465	-
Treasury stock	(181,432)	(181,432)	-	(158,185)	(158,185)	-
Paid-in-capital	777,864	777,864	-	772,938	772,938	-
Accumulated other comprehensive income	96,125	96,934	809	62,244	63,053	809
Retained earnings	361,956	357,639	4,317	356,680	355,528	(1,152)
Tower Group, Inc. stockholders’ equity	1,054,981	1,051,473	(3,508)	1,034,142	1,033,799	(343)
Noncontrolling interests	63,593	47,801	(15,792)	42,851	27,380	(15,471)
Total stockholders’ equity	1,118,574	1,099,274	(19,300)	1,076,993	1,061,179	(15,814)
Total liabilities and stockholders’ equity	$4,664,169	$4,684,433	$20,264	$4,442,195	$4,457,658	$15,463

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The effects of the restatement on the consolidated statement of operations for the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011 are presented in the table below.

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(in thousands, except per share amounts)	As Previously Filed	Restated	Effect of Adjustment	As Previously Filed	Revised	Effect of Adjustments
Revenues
Net premiums earned	$430,713	$430,713	$-	$413,447	$413,447	$-
Ceding commission revenue	7,703	7,703	-	6,967	6,967	-
Insurance services revenue	808	808	-	413	413	-
Policy billing fees	3,133	3,133	-	2,830	2,830	-
Net investment income	31,389	31,389	-	31,411	31,411	-
Net realized investment gains (losses):						-
Other-than-temporary impairments	(1,727)	(1,727)	-	(2,955)	(2,955)	-
Portion of loss recognized in other comprehensive income	-	-	-	156	156	-
Other net realized investment gains	2,872	2,872	-	3,026	3,026	-
Total net realized investment gains (losses)	1,145	1,145	-	227	227	-
Total revenues	474,891	474,891		455,295	455,295	-
Expenses
Loss and loss adjustment expenses	256,096	256,096	-	310,037	310,037	-
Direct and ceding commission expense	87,527	87,527	-	80,254	80,254	-
Other operating expenses	85,404	85,404	-	73,883	73,805	(78)
Acquisition-related transaction costs	2,679	2,679	-	425	425	-
Interest expense	8,224	8,224	-	8,633	8,557	(76)
Total expenses	439,930	439,930	-	473,232	473,078	(154)
Income before income taxes	34,961	34,961	-	(17,937)	(17,783)	154
Income tax expense	9,500	9,014	(486)	(5,981)	(5,370)	611
Net income	25,461	25,947	486	$(11,956)	$(12,413)	$(457)
Less: Net income (loss) attributable to Noncontrolling interests	3,832	4,318	486	4,483	3,320	(1,163)
Net income attributable to Tower Group, Inc.	21,629	21,629	-	$(16,439)	$(15,733)	$706
Comprehensive income	50,011	50,497	486	$(18,724)	$(19,478)	$(754)
Less: Comprehensive income (loss) attributable to Noncontrolling interests	8,123	8,609	486	4,486	3,026	(1,460)
Comprehensive income attributable to Tower Group, Inc.	41,888	41,888	-	(23,210)	(22,504)	706
Earnings per share attributable to Tower Group, Inc. stockholders:
Basic	$0.56	$0.56	-	$(0.40)	$(0.39)	$0.01
Diluted	$0.56	$0.56	-	$(0.40)	$(0.39)	$0.01

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(in thousands, except per share amounts)	As Previously Filed	Restated	Effect of Adjustments	As Previously Filed	Revised	Effect of Adjustments
Revenues
Net premiums earned	$1,311,024	$1,311,024	$-	$1,186,772	$1,186,772	$-
Ceding commission revenue	22,946	22,946	-	25,803	25,803	-
Insurance services revenue	2,664	2,664	-	942	942	-
Policy billing fees	9,267	9,267	-	7,667	7,667	-
Net investment income	97,113	97,113	-	95,587	94,412	(1,175)
Other-than-temporary impairments	(6,973)	(6,973)	-	(3,333)	(3,333)	-
Portion of loss recognized in other comprehensive income	286	286	-	180	180	-
Other net realized investment gains	11,179	11,179	-	8,426	8,426	-
Total net realized investment gains (losses)	4,492	4,492	-	5,273	5,273	-
Total revenues	1,447,506	1,447,506	-	1,322,044	1,320,869	(1,175)
Expenses
Loss and loss adjustment expenses	873,364	873,364	-	791,059	791,059	-
Direct and ceding commission expense	262,398	263,098	700	233,067	232,265	(802)
Other operating expenses	242,475	240,575	(1,900)	209,971	210,165	194
Acquisition-related transaction costs	4,661	4,661	-	437	437	-
Interest expense	23,702	24,737	1,035	24,990	24,882	(108)
Total expenses	1,406,600	1,406,435	(165)	1,259,524	1,258,808	(716)
Income before income taxes	40,906	41,071	165	62,520	62,061	(459)
Income tax expense	4,111	9,320	5,209	19,654	16,519	(3,135)
Net income	$36,795	$31,751	$(5,044)	$42,866	$45,542	$2,676
Less: Net income (loss) attributable to Noncontrolling interests	9,645	7,766	(1,879)	9,499	10,347	848
Net income attributable to Tower Group, Inc.	$27,150	$23,985	$(3,165)	$33,367	$35,195	$1,828
Comprehensive income	$79,995	$76,509	$(3,486)	$46,354	$52,287	$5,933
Less: Comprehensive income (loss) attributable to Noncontrolling interests	18,964	18,643	(321)	12,896	16,437	3,541
Comprehensive income attributable to Tower Group, Inc.	61,031	57,866	(3,165)	33,458	35,850	2,392
Earnings per share attributable to Tower Group, Inc. stockholders:
Basic	$0.70	$0.62	$.08	$0.82	$0.85	$0.03
Diluted	$0.70	$0.62	$.08	$0.81	$0.85	$0.04

The restatements to the consolidated financial statements had no impact on the captions cash flows provided by (used in) operating activities, cash flows provided by (used in) investing activities, cash flows provided by (used in) financing activities or net increases or decreases in cash and cash equivalents as reported in the consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011. However, there were corrections to certain captions within net cash flows provided by operations.

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

The accompanying unaudited consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2011 and notes thereto included in Amendment No. 1 to the Annual Report on Form 10-K which was filed on January 16, 2013. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. All inter-company transactions have been eliminated in consolidation.

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

Note 4– Investment in Canopius Group Limited and Exercise of Merger Option

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

For the three months ended September 30, 2012, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $50.2 million, $45.9 million and $4.3 million, respectively. For the three months ended September 30, 2011, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $53.4 million, $50.1 million and $3.3 million, respectively.

For the nine months ended September 30, 2012, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $149.6 million, $141.9 million and $7.7 million, respectively. For the nine months ended September 30, 2011, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $158.6 million, $148.3 million and $10.3 million, respectively.

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

Major categories of net investment income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2012	2011	2012	2011
Income
Fixed-maturity securities	$24,218	$25,543	$74,141	$80,499
Equity securities	7,856	6,527	22,095	16,637
Cash and cash equivalents	379	336	1,118	683
Other, primarily from other invested assets	529	139	4,082	387
Total	32,982	32,545	101,436	98,206
Expenses
Investment expenses	(1,593)	(1,134)	(4,323)	(3,794)
Net investment income	$31,389	$31,411	$97,113	$94,412
Tower	29,924	29,818	92,448	89,749
Reciprocal Exchanges	3,141	3,267	9,668	9,663
Elimination of interest on Reciprocal Exchange surplus notes	(1,676)	(1,674)	(5,003)	(5,000)
Net investment income	$31,389	$31,411	$97,113	$94,412

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

Note 8 – Loss and Loss Adjustment Expense

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

Note 9—Stockholders’ Equity

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

Note 10—Debt

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

Note 11—Stock Based Compensation

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

Note 12—Earnings (Loss) per Share

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

The following table shows the computation of the earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011	2012 (restated)	2011
Numerator
Net income (loss) attributable to Tower Group, Inc.	$21,629	$(15,733)	$23,985	$35,195
Denominator
Weighted average common shares outstanding	38,371	40,814	38,929	41,207
Effect of dilutive securities:
Stock options	24	-	50	102
Other	-	-	-	3
Weighted average common and potential dilutive shares outstanding	38,395	40,814	38,979	41,312
Earnings (loss) per share attributable to Tower stockholders - basic
Common stock:
Distributed earnings	$0.19	$0.20	$0.48	$0.54
Undistributed earnings	0.37	(0.59)	0.14	0.31
Total	0.56	(0.39)	0.62	0.85
Earnings (loss) per share attributable to Tower stockholders - diluted	$0.56	$(0.39)	$0.62	$0.85

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

Note 13—Segment Information

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

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Business segment results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2012	2011	2012 (restated)	2011
Commercial Insurance Segment
Revenues
Premiums earned	$296,606	$290,113	$932,091	$805,616
Ceding commission revenue	2,446	1,455	6,350	10,183
Policy billing fees	1,358	1,195	4,261	3,073
Total revenues	300,410	292,763	942,702	818,872
Expenses
Loss and loss adjustment expenses	180,053	221,540	662,700	552,627
Underwriting expenses	106,355	97,000	323,451	270,295
Total expenses	286,408	318,540	986,151	822,922

Underwriting profit (loss)	$14,002	$(25,777)	$(43,449)	$(4,050)

Personal Insurance Segment
Revenues
Premiums earned	$134,107	$123,334	$378,933	$381,156
Ceding commission revenue	5,257	5,512	16,596	15,620
Policy billing fees	1,775	1,635	5,006	4,594
Total revenues	141,139	130,481	400,535	401,370
Expenses
Loss and loss adjustment expenses	76,043	88,497	210,664	238,432
Underwriting expenses	61,612	57,200	174,523	170,923
Total expenses	137,655	145,697	385,187	409,355

Underwriting profit (loss)	$3,484	$(15,216)	$15,348	$(7,985)
Tower	$712	$(18,349)	$16,631	$(15,985)
Reciprocal Exchanges	2,772	3,133	(1,283)	8,000
Total underwriting profit (loss)	$3,484	$(15,216)	$15,348	$(7,985)

Insurance Services Segment
Revenues
Management fee income	$7,870	$7,644	$22,697	$22,043
Other revenue	808	413	2,664	942
Total revenues	8,678	8,057	25,361	22,985
Expenses
Other expenses	9,578	4,986	19,120	15,004
Total expenses	9,578	4,986	19,120	15,004

Insurance services pretax income (loss)	$(900)	$3,071	$6,241	$7,981

Tower Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table reconciles revenue by segment to consolidated revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2012	2011	2012	2011
Commercial insurance segment	$300,410	$292,763	$942,702	$818,872
Personal insurance segment	141,139	130,481	400,535	401,370
Insurance services segment	8,678	8,057	25,361	22,985
Total segment revenues	450,227	431,301	1,368,598	1,243,227
Elimination of management fee income	(7,870)	(7,644)	(22,697)	(22,043)
Net investment income	31,389	31,411	97,113	94,412
Net realized gains (losses) on investments, including other-than-temporary impairments	1,145	227	4,492	5,273
Consolidated revenues	$474,891	$455,295	$1,447,506	$1,320,869

The following table reconciles the results of the Company’s individual segments to consolidated income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2012	2011	2012 (restated)	2011
Commercial insurance segment underwriting profit (loss)	$14,002	$(25,777)	$(43,449)	$(4,050)
Personal insurance segment underwriting profit (loss)	3,484	(15,216)	15,348	(7,985)
Insurance services segment pretax income (loss)	(900)	3,071	6,241	7,981
Net investment income	31,389	31,411	97,113	94,412
Net realized gains on investments, including other-than-temporary impairments	1,145	227	4,492	5,273
Corporate expenses	(3,256)	(2,517)	(9,276)	(8,251)
Acquisition-related transaction costs	(2,679)	(425)	(4,661)	(437)
Interest expense	(8,224)	(8,557)	(24,737)	(24,882)
Income before income taxes	$34,961	$(17,783)	$41,071	$62,061

Note 14—Contingencies

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

Note 15—Subsequent Events

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

The following table provides a reconciliation of operating income to net income on a GAAP basis. The operating income is used to calculate operating earnings per share and operating return on average equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2012	2011	2012 (restated)	2011
Operating income (loss)	$23,772	$(14,601)	$27,077	$32,841
Net realized gains (losses) on investments, excluding gains (losses) attributable to Reciprocal Exchanges	80	(1,135)	1,108	4,245
Acquisition-related transaction costs	(2,679)	(425)	(4,661)	(437)
Income tax	456	428	461	(1,454)
Net income (loss) attributable to Tower Group, Inc.	$21,629	$(15,733)	$23,985	$35,195

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

Consolidating Supplemental Information

The following tables present the consolidating financial statements as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011:

	September 30, 2012, as restated
($ in thousands)	Tower	Reciprocal Exchanges	Elimin- ations	Total
Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$2,133,676	$303,172	$-	$2,436,848
Equity securities	123,614	5,654	-	129,268
Short-term investments	4,748	-	-	4,748
Other invested assets	131,565	-	(77,200)	54,365
Total investments	2,393,603	308,826	(77,200)	2,625,229
Cash and cash equivalents	168,031	11,383	-	179,414
Investment income receivable	41,786	3,443	(15,041)	30,188
Investment in unconsolidated affiliate	71,512	-	-	71,512
Premiums receivable	349,234	45,887	(2,400)	392,721
Reinsurance recoverable on paid losses	20,753	2,248	(3,128)	19,873
Reinsurance recoverable on unpaid losses	294,488	23,523	(4,385)	313,626
Prepaid reinsurance premiums	44,876	19,910	(1,966)	62,820
Deferred acquisition costs, net	177,086	12,503	-	189,589
Intangible assets	101,806	7,000	-	108,806
Goodwill	245,548	-	-	245,548
Funds held by reinsured companies	124,353	-	-	124,353
Other assets	336,933	2,878	(19,057)	320,754
Total assets	$4,370,009	$437,601	$(123,177)	$4,684,433
Liabilities
Loss and loss adjustment expenses	$1,571,593	$127,458	$(4,385)	$1,694,666
Unearned premium	823,155	106,106	(1,966)	927,295
Reinsurance balances payable	17,165	9,213	(5,528)	20,850
Funds held under reinsurance agreements	88,810	-	-	88,810
Other liabilities	325,627	49,976	(34,298)	341,305
Deferred income taxes	41,199	22,029	-	63,228
Debt	449,005	77,000	(77,000)	449,005
Total liabilities	3,316,554	391,782	(123,177)	3,585,159
Stockholders’ equity
Common stock	468	-	-	468
Treasury stock	(181,432)	-	-	(181,432)
Paid-in-capital	777,864	8,826	(8,826)	777,864
Accumulated other comprehensive income	96,934	23,717	(23,717)	96,934
Retained earnings	357,639	13,276	(13,276)	357,639
Noncontrolling interests	1,982	-	45,819	47,801
Total stockholders’ equity	1,053,455	45,819	-	1,099,274
Total liabilities and stockholders’ equity	$4,370,009	$437,601	$(123,177)	$4,684,433

	December 31, 2011
($ in thousands)	Tower	Reciprocal Exchanges	Elimin- ations	Total
Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$2,153,620	$300,054	$-	$2,453,674
Equity securities	87,479	1,866	-	89,345
Short-term investments	-	-	-	-
Other invested assets	121,547	-	(77,200)	44,347
Total investments	2,362,646	301,920	(77,200)	2,587,366
Cash and cash equivalents	113,432	666	-	114,098
Investment income receivable	33,842	2,978	(10,038)	26,782
Premiums receivable	382,261	44,171	-	426,432
Reinsurance recoverable on paid losses	18,233	6,326	(656)	23,903
Reinsurance recoverable on unpaid losses	308,411	20,134	(8,881)	319,664
Prepaid reinsurance premiums	39,352	14,685	-	54,037
Deferred acquisition costs, net	156,992	11,866	-	168,858
Intangible assets	110,081	4,839	-	114,920
Goodwill	245,548	-	-	245,548
Funds held by reinsured companies	69,755	-	-	69,755
Other assets	320,460	1,410	(15,575)	306,295
Total assets	$4,161,013	$408,995	$(112,350)	$4,457,658
Liabilities
Loss and loss adjustment expenses	$1,495,839	$145,155	$(8,881)	$1,632,113
Unearned premium	790,185	102,991	-	893,176
Reinsurance balances payable	17,328	4,122	(656)	20,794
Funds held under reinsurance agreements	96,726	-	-	96,726
Other liabilities	279,766	35,441	(25,813)	289,394
Deferred income taxes	18,468	18,907	-	38,424
Debt	426,901	77,000	(77,000)	426,901
Total liabilities	3,125,213	383,616	(112,350)	3,397,528
Stockholders’ equity

Common stock	465	-	-	465
Treasury stock	(158,185)	-	-	(158,185)
Paid-in-capital	772,938	7,048	(7,048)	772,938
Accumulated other comprehensive income	63,053	12,840	(12,840)	63,053
Retained earnings	355,528	5,491	(5,491)	355,528
Noncontrolling interests	2,001	-	25,379	27,380
Total stockholders’ equity	1,035,800	25,379	-	1,061,179
Total liabilities and stockholders’ equity	$4,161,013	$408,995	$(112,350)	$4,457,658

	Three Months Ended September 30,
	2012 (restated)				2011
($ in thousands)	Tower	Reciprocal Exchanges	Elimina- tions	Total	Tower	Reciprocal Exchanges	Elimina- tions	Total
Revenues
Net premiums earned	$388,090	$42,623	$-	$430,713	$366,874	$46,573	$-	$413,447
Ceding commission revenue	4,990	3,190	(477)	7,703	4,956	2,011	-	6,967
Insurance services revenue	8,678	-	(7,870)	808	8,057	-	(7,644)	413
Policy billing fees	2,980	153	-	3,133	2,688	142	-	2,830
Net investment income	29,924	3,141	(1,676)	31,389	29,817	3,268	(1,674)	31,411
Total net realized investment gains
(losses)	80	1,065	-	1,145	(1,135)	1,362	-	227
Total revenues	434,742	50,172	(10,023)	474,891	411,257	53,356	(9,318)	455,295
Expenses
Loss and loss adjustment expenses	235,782	20,314	-	256,096	284,661	25,376	-	310,037
Direct and ceding commission expense	79,637	8,367	(477)	87,527	73,066	7,188	-	80,254
Other operating expenses	78,760	14,514	(7,870)	85,404	68,420	13,029	(7,644)	73,883
Acquisition-related transaction costs	2,679	-	-	2,679	425	-	-	425
Interest expense	8,224	1,676	(1,676)	8,224	8,557	1,674	(1,674)	8,557
Total expenses	405,082	44,871	(10,023)	439,930	435,129	47,267	(9,318)	473,078
Income (loss) before income taxes	29,660	5,301	-	34,961	(23,872)	6,089	-	(17,783)
Income tax expense (benefit)	8,031	983	-	9,014	(8,139)	2,769	-	(5,370)
Net income (loss)	$21,629	$4,318	$-	$25,947	$(15,733)	$3,320	$-	$(12,413)

Ratios
Net calendar year loss and LAE	60.8%	47.7%		59.5%	77.6%	54.5%		75.0%
Net underwriting expenses	35.4%	45.8%		36.4%	34.5%	38.8%		34.9%
Net Combined	96.2%	93.5%		95.9%	112.1%	93.3%		109.9%

Return on Average Equity	8.3%				-6.0%

	Nine Months Ended September 30,
	2012 (restated)				2011
($ in thousands)	Tower	Reciprocal Exchanges	Elimina- tions	Total	Tower	Reciprocal Exchanges	Elimina- tions	Total
Revenues
Net premiums earned	$1,184,371	$126,653	$-	$1,311,024	$1,044,201	$142,571	$-	$1,186,772
Ceding commission revenue	13,923	9,500	(477)	22,946	20,898	4,905	-	25,803
Insurance services revenue	25,361	-	(22,697)	2,664	22,985	-	(22,043)	942
Policy billing fees	8,853	414	-	9,267	7,234	433	-	7,667
Net investment income	92,448	9,668	(5,003)	97,113	89,749	9,663	(5,000)	94,412
Total net realized investment gains
(losses)	1,108	3,384	-	4,492	4,245	1,028	-	5,273
Total revenues	1,326,064	149,619	(28,177)	1,447,506	1,189,312	158,600	(27,043)	1,320,869
Expenses
Loss and loss adjustment expenses	801,873	71,491	-	873,364	715,080	75,979	-	791,059
Direct and ceding commission expense	239,273	24,302	(477)	263,098	208,038	24,227	-	232,265
Other operating expenses	221,214	42,058	(22,697)	240,575	192,505	39,703	(22,043)	210,165
Acquisition-related transaction costs	4,661	-	-	4,661	437	-	-	437
Interest expense	24,737	5,003	(5,003)	24,737	24,882	5,000	(5,000)	24,882
Total expenses	1,291,758	142,854	(28,177)	1,406,435	1,140,942	144,909	(27,043)	1,258,808
Income (loss) before income taxes	34,306	6,765	-	41,071	48,370	13,691	-	62,061
Income tax expense (benefit)	10,321	(1,001)	-	9,320	13,175	3,344	-	16,519
Net income (loss)	$23,985	$7,766	$-	$31,751	$35,195	$10,347	$-	$45,542

Ratios
Net calendar year loss and LAE	67.7%	56.4%		66.6%	68.5%	53.3%		66.7%
Net underwriting expenses	34.7%	44.6%		35.5%	33.4%	41.1%		34.4%
Net Combined	102.4%	101.0%		102.1%	101.9%	94.4%		101.1%

Return on Average Equity	3.1%				4.5%

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

Net investment income and net realized gains (losses). For the three months ended September 30, 2012, net investment income remained relatively constant when compared with the same period in 2011. For the nine month period ended September 30, 2012, net investment income increased $2.7 million, or 2.9%, due to an increase in average cash and invested assets from the comparative period in 2011. Operating cash invested in fixed income securities in 2012 and in 2011 has been affected by an extended low interest rate environment. Investments in high-yield securities and dividend paying equity securities continue to be made to help maintain overall portfolio yield and to partially mitigate the impact of the lower interest rate environment.

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

For the nine months ended September 30, 2012, operating expenses were $503.7 million compared to $443.0 million for the nine months ended September 30, 2011, for an increase of $61.0 million or 13.8%. This increase is due to increased business production and our ongoing efforts to build-out our information technology infrastructure to support our policy administration and claims processing needs.

The consolidated gross underwriting expense ratio increased to 33.6% for the nine months ended September 30, 2012 from 32.6% in the same period in 2011. The commission portion of the gross underwriting expense ratio increased to 18.1% for the nine month period September 30, 2012 compared to 17.5% in 2011. This increase is attributed to the increase in assumed reinsurance business written, which charges a higher commission rate. In 2012, management revised its estimates in the allocation of operating expenses between unallocated loss adjustment expense and OUE which resulted in a greater percentage assigned to OUE. The gross OUE ratio was 12.2% for the nine months ended September 30, 2012 compared to 11.9% for the same period in the prior year.

Acquisition-related transaction costs. Acquisition-related transaction costs for the three and nine months ended September 30, 2012 were $2.7 million and $4.7 million, respectively, primarily attributed to the acquisition of our equity interest in Canopius Group and expenses associated with the Merger Option, as described on page 11. These costs were negligible for the same periods in 2011.

Interest expense. Interest expense decreased by $0.3 million and $0.1 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

Income tax expense. Tower uses the effective tax rate method in computing its interim tax provision. The effective tax rate was 25.8% and 30.2% for the three months ended September 30, 2012 and 2011, respectively. The change in effective tax rate was driven by the fact that Tower had a pre-tax loss of $17.8 million for the three month period ended September 30, 2011. The Company’s level of tax-exempt interest and dividend income also resulted in the period over period variability.

In the nine months ended September 30, 2012, the income tax expense was $9.3 million, which resulted in an effective tax rate of 22.7% for the nine months ended September 30, 2012 compared to 26.6% for the same period in the prior year. The decline in effective tax rate is attributed to the level Company’s tax-exempt investment income and lower pre-tax income in 2012 compared to 2011.

Net income (loss) and return on average equity. Net income/(loss) attributable to Tower Group, Inc. and annualized return on average equity were $21.6 million and 8.3% for the three months ended September 30, 2012 compared to $(15.7) million and annualized return on average equity of (6.0)% for the same period in 2011. The return on average equity is calculated by dividing annualized net income by average stockholders’ equity. Average stockholders’ equity was $1,033.8 million and $1,044.8 million at September 30, 2012 and 2011, respectively. The net income and improvement in annualized return on equity for the three months ended September 30, 2012 is primarily due to effects of Hurricane Irene which increased incurred losses in the third quarter of 2011.

Net income attributable to Tower Group, Inc. and annualized return on average equity were $24.0 million and 3.1% for the nine months ended September 30, 2012 compared to net income of $35.2 million and annualized return on average equity of 4.5% for the nine months ended September 30, 2011. The decline in net income and annualized return on equity is primarily due to reserve strengthening recorded for Tower Group, Inc. in the second quarter of 2012, which was higher than the incurred losses recorded in 2011 attributable to Hurricane Irene.

Commercial Insurance Segment Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2012	2011	Change	Percent	2012 (restated)	2011	Change	Percent
Net premiums written	$286,393	$350,207	$(63,815)	-18.2%	$950,346	$896,850	$53,496	6.0%
Revenues
Net premiums earned	$296,606	$290,113	$6,493	2.2%	$932,091	$805,616	$126,475	15.7%
Ceding commission revenue	2,446	1,455	991	68.1%	6,350	10,183	(3,833)	-37.6%
Policy billing fees	1,358	1,195	163	13.6%	4,261	3,073	1,188	38.7%
Total revenue	300,410	292,763	7,647	2.6%	942,702	818,872	123,830	15.1%
Expenses
Net loss and loss adjustment expenses	180,053	221,540	(41,487)	-18.7%	662,700	552,627	110,073	19.9%
Underwriting expenses
Direct commission expenses	61,142	57,146	3,996	7.0%	183,811	156,592	27,219	17.4%
Other underwriting expenses	45,213	39,854	5,359	13.4%	139,640	113,703	25,937	22.8%
Total underwriting expenses	106,355	97,000	9,355	9.6%	323,451	270,295	53,156	19.7%
Underwriting profit (loss)	$14,002	$(25,777)	$39,779	-154.3%	$(43,449)	$(4,050)	$(39,399)	NM

Ratios
Net calendar year loss and LAE	60.7%	76.4%			71.1%	68.6%
Net underwriting expenses	34.6%	32.5%			33.6%	31.9%
Net combined	95.3%	108.9%			104.7%	100.5%

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

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, increased by $9.4 million and $53.2 million, or 9.6% and 19.7%, for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The net underwriting expense ratio increased 2.1 and 1.7 percentage points for the three and nine months ended September 30, 2012 from 2011.

The gross underwriting expense ratio was 32.5% and 32.0% for the three and nine months ended September 30, 2012 compared to 30.9% and 30.6% in the same periods in 2011. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 19.0% and 18.4% for the three and nine months ended September 30, 2012 compared to 18.4% and 17.9% for the same periods in 2011. The increase is primarily due to the assumed reinsurance business which has a higher commission ratio. The OUE ratio, including BB&T, was 13.6% and 13.6% for the three and nine months ended September 30, 2012 compared to 12.5% and 12.7% for the same periods in 2011. The increase in the OUE ratio is primarily a result of ongoing efforts by us to build-out our information technology infrastructure to support our policy administration and claims processing needs.

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

Underwriting profit decreased $39.4 million and the combined ratio increased 4.2 percentage points from the nine months ended September 30, 2011 to September 30, 2012. The increase in the combined ratio for the nine months ended September 30, 2012 resulted primarily from the $74.0 million reserve strengthening the Company recorded in the first and second quarters of 2012. In the nine month period ended September 30, 2011, the Company recorded $41.6 million in catastrophe and other severe storm losses. In addition, as discussed above, the Commercial Segment expense ratio increased by 1.7 percentage points from 2011 to 2012.

Personal Insurance Segment Results of Operations

	Three Months Ended September 30,
	2012			2011
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Change	Percent
Net premiums written	$96,262	$41,831	$138,093	$73,605	$44,891	$118,496	$19,597	16.5%
Revenues
Net premiums earned	$91,484	$42,623	$134,107	$76,761	$46,573	$123,334	$10,773	8.7%
Ceding commission revenue	2,067	3,190	5,257	3,501	2,011	5,512	(255)	-4.6%
Policy billing fees	1,622	153	1,775	1,493	142	1,635	140	8.6%
Total revenue	95,173	45,966	141,139	81,755	48,726	130,481	10,658	8.2%
Expenses
Net loss and loss adjustment expenses	55,729	20,314	76,043	63,122	25,375	88,497	(12,454)	-14.1%
Underwriting expenses
Direct commission expenses	18,018	8,367	26,385	15,816	7,188	23,004	3,381	14.7%
Other underwriting expenses	20,714	14,513	35,227	21,166	13,030	34,196	1,031	3.0%
Total underwriting expenses	38,732	22,880	61,612	36,982	20,218	57,200	4,412	7.7%
Underwriting profit (loss)	$712	$2,772	$3,484	$(18,349)	$3,133	$(15,216)	$18,700	-122.9%

Ratios
Net calendar year loss and LAE	60.9%	47.7%	56.7%	82.2%	54.5%	71.8%
Net underwriting expenses	38.3%	45.8%	40.7%	41.7%	38.8%	40.6%
Net combined	99.2%	93.5%	97.4%	123.9%	93.3%	112.4%

Personal Insurance Segment Results of Operations (continued)

	Nine Months Ended September 30,
	2012 (restated)			2011
($ in millions)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Change	Percent
Net premiums written	$261,513	$124,544	$386,057	$230,218	$130,649	$360,867	25,190	7.0%
Revenues
Net premiums earned	$252,280	$126,653	$378,933	$238,585	$142,571	$381,156	(2,223)	-0.6%
Ceding commission revenue	7,096	9,500	16,596	10,715	4,905	15,620	976	6.2%
Policy billing fees	4,592	414	5,006	4,161	433	4,594	412	9.0%
Total revenue	263,968	136,567	400,535	253,461	147,909	401,370	(835)	-0.2%
Expenses
Net loss and loss adjustment expenses	139,173	71,491	210,664	162,453	75,979	238,432	(27,768)	-11.6%
Underwriting expenses
Direct commission expenses	54,985	24,302	79,287	51,445	24,227	75,672	3,615	4.8%
Other underwriting expenses	53,179	42,057	95,236	55,548	39,703	95,251	(15)	0.0%
Total underwriting expenses	108,164	66,359	174,523	106,993	63,930	170,923	3,600	2.1%
Underwriting profit (loss)	$16,631	$(1,283)	$15,348	$(15,985)	$8,000	$(7,985)	$23,333	-292.2%

Ratios
Net calendar year loss and LAE	55.2%	56.4%	55.6%	68.1%	53.3%	62.6%
Net underwriting expenses	38.2%	44.6%	40.4%	38.6%	41.1%	39.5%
Net combined	93.4%	101.0%	96.0%	106.7%	94.4%	102.1%

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

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, increased $4.4 million and $3.6 million, or 7.7% and 2.1%, for the three and nine months ended ending September 30, 2012, respectively, compared to the same periods in 2011. The net underwriting expense ratio increased 0.1 percentage points in the three month period ended September 30, 2011 compared to the same period in 2012. The net underwriting expense ratio increased 0.8 percentage points from the nine month period ended September 30, 2011 to 2012.

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

The gross underwriting expense ratio was 37.0% and 36.4% for the nine months ended September 30, 2012 and 2011, respectively. The commission portion of the gross underwriting expense ratio was 17.3% and 16.6% for the nine months ended September 30, 2012 and 2011, respectively. The gross OUE ratio, which includes BB&T, was 19.7% and 19.9% for the nine months ended September 30, 2012 and 2011, respectively.

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

Underwriting profit improved $23.3 million and the combined ratio improved 6.1 percentage points from the nine months ended September 30, 2011 to September 30, 2012 as a result of an improved net loss ratio offset by a slightly worse net expense ratio. The net loss ratio improvement is due to the Company recording $27.6 million of incurred losses attributable to Hurricane Irene and other severe storms for the nine month period ended September 30, 2011.

Insurance Services Segment Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2012	2011	Change	Percent	2012	2011	Change	Percent
Revenue
Management fee income	$7,870	$7,644	$226	3.0%	$22,697	$22,043	$654	3.0%
Other revenue	808	413	395	95.6%	2,664	942	1,722	182.8%
Total revenue	8,678	8,057	621	7.7%	25,361	22,985	2,376	10.3%
Expenses					-
Other expenses	9,578	4,986	4,592	92.1%	19,120	15,004	4,116	-27.4%
Total expenses	9,578	4,986	4,592	92.1%	19,120	15,004	4,116	-27.4%

Insurance services pre-tax income (loss)	$(900)	$3,071	$(3,971)	-129.3%	$6,241	$7,981	$(1,740)	-21.8%
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

Total expenses. Insurance Services segment expenses for the three and nine months ended September 30, 2012 increased by $0.1 million and decreased by $0.4 million, respectively, compared to the expenses for the same period ended September 30, 2011. The increase is primarily due to a settlement reached with Munich Reinsurance America, Inc. (“Munich”) to resolve a legal action commenced by Munich in 2009. See Legal Proceedings for additional details on the settlement.

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

As more fully described in “Note 6 – Investments” to our consolidated financial statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position, including but not limited to residential and commercial mortgage-backed securities, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment.

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

(in thousands, except per share data)	September 30, 2012 (restated)	December 31, 2011
Calculation of book value per common share:
Tower Group, Inc. stockholders’ equity	$1,051,473	$1,033,799
Common shares outstanding	38,377	39,221
Book value per common share	$27.40	$26.36

Capital

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At September 30, 2012 and December 31, 2011, our capital resources were as follows:

($ in thousands)	September 30, 2012 (restated)	December 31, 2011
Outstanding under credit facility	$70,000	$50,000
Convertible Senior Notes	143,947	141,843
Subordinated debentures	235,058	235,058
Tower Group, Inc. stockholders’ equity	1,051,473	1,033,799
Total capitalization	$1,500,478	$1,460,700
Ratio of debt to total capitalization	29.9%	29.2%

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

The Company’s Chief Executive Officer and Chief Financial Officer, in consultation with the Audit Committee, have concluded that the $3.1 million deferred income tax error as more fully described in Note 2 to the consolidated financial statements resulted from a material weakness in the Company’s internal control over financial reporting related to recording an out of period income tax adjustment arising from the Castlepoint Inc. acquisition. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, controls did not operate effectively to ensure that the correction of this deferred income tax error during the period ended March 31, 2012 was accurately recorded as an adjustment to goodwill rather than income tax expense. As a result of the material weakness, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2012 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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