Form 10-K
period 2012-12-31
Tower Group, Inc.
filed 2013-03-04
CIK 1289592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from to

Commission File Number: 000-50990

Tower Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3894120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
120 Broadway, 31st Floor New York, New York	10271
(Address of principal executive offices)	(Zip Code)

(212) 655-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2012 (based on the closing price on the NASDAQ Global Select Market on such date) was $720,706,000.

As of February 26, 2013, the registrant had 38,401,626 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the registrant’s 2013 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”).

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

Through our insurance subsidiaries, we offer a broad range of general commercial, specialty commercial and personal property and casualty insurance products and services to businesses in various industries and to individuals throughout the United States. All of our insurance subsidiaries are currently rated A- (Excellent) by A.M. Best Company, Inc. (“A.M. Best”). We provide these products on both an admitted and an excess and surplus (“E&S”) lines basis. Insurance companies writing on an admitted basis are licensed by the states in which they sell policies and are required to offer policies using premium rates and forms that are filed with state insurance regulators. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them the flexibility to change the coverage offered and the rate charged without the time constraints and financial costs associated with the filing process.

Pending Merger Transaction with Canopius Holdings Bermuda Limited

On April 25, 2012, Tower entered into an agreement to invest approximately $75 million to acquire a 10.7% stake in Canopius Group Limited (“Canopius Group”), a privately owned Lloyd’s insurance holding company domiciled in Guernsey, Channel Islands. Tower also entered into an agreement dated April 25, 2012 under which Canopius Group committed to assist Tower with the establishment of a presence at Lloyd’s of London (subject to required approvals) and granted Tower an option (the “Merger Option”) to combine with Canopius Holdings Bermuda Limited (“Canopius Bermuda”).

On August 20, 2012, Tower closed on its acquisition of a 10.7% stake in Canopius Group.

On July 30, 2012, Tower announced that it exercised the Merger Option and executed an Agreement and Plan of Merger with Canopius Bermuda pursuant to which a wholly-owned subsidiary of Canopius Bermuda will acquire all of Tower’s common stock. Before the merger can be effective, Tower will require an affirmative vote by its stockholders and approval from the Board of Directors. It is also a condition of closing that Canopius Group sell its interest in Canopius Bermuda prior to the closing of the pending merger. On January 31, 2013, a registration statement filed by Canopius Bermuda on Form S-4 (File No. 333-183661), as amended, including by Amendment No. 6 on January 30, 2013, which included the Company’s preliminary proxy statement that was filed separately on the same day, was declared effective by the Securities and Exchange Commission.

The preliminary proxy statement was mailed beginning on February 6, 2013 to Tower’s stockholders. The Company has set the date for the special meeting of the stockholders of the Company at which the Company’s stockholders will consider approval of the merger and the related matters for Tuesday, March 12, 2013. Assuming approval by the Company’s stockholders and Board of Directors of the proposed merger and satisfaction or waiver of all closing conditions, the Company currently anticipates the closing of the merger will take place in March 2013.

Business Segments

The Company presents its business results through three business segments: Commercial Insurance, Personal Insurance and Insurance Services. Each of these segments is described below.

For a summary of the Company’s revenue, expenses and underwriting income (pre-tax income for Insurance Services) by reportable business segment, see “Note 21 – Segment Information” of the notes to the Company’s consolidated financial statements.

Commercial Insurance Segment

Our Commercial Insurance segment offers property and casualty insurance products through several business units that serve customers in general commercial and specialty commercial markets. Using our broad product line offering, we are able to provide a comprehensive product solution to our producers and allow them to place more business with us. In addition, our diversified business platform allows us to allocate our capital to profitable markets and de-emphasize unprofitable markets. We provide commercial lines products comprised of commercial package, general liability, workers’ compensation, commercial automobile, fire and allied, inland marine and commercial umbrella policies to businesses across different industries.

These products are underwritten and serviced through our 20 offices and distributed through approximately 900 retail agents, approximately 220 wholesale agents and 15 program underwriting agents (“PUA”). Approximately 55% of the direct premiums written by the Commercial Insurance segment in 2012 were from the northeastern United States. However, in the past several years we have expanded our commercial business beyond the northeastern United States through acquisitions and by appointing retail and wholesale agents in other regions, primarily the west and southeast.

Through our general commercial business units, we offer a broad and diversified range of property and casualty insurance products and services primarily to small to mid-sized businesses throughout the United States. We classify our business into different pricing and coverage tiers to meet the specific needs of our customers. We offer our products on an admitted basis in the preferred, standard, and non-standard pricing and coverage tiers and on a non-admitted basis using our E&S coverage and pricing tier. For each of the preferred, standard, non-standard and E&S coverage and pricing tiers, we have developed different coverage and underwriting guidelines. For example, the pricing for the preferred risk sector is generally the lowest, followed by the pricing for the standard, non-standard and E&S lines of business. Underwriting guidelines are correspondingly stricter for preferred risks in order to justify the lower premium rates charged for these risks with guidelines becoming progressively less restrictive for standard, non-standard and E&S risks. We generally distribute policies for risks with preferred and standard underwriting characteristics through our retail agents and policies for risks with non-standard and E&S underwriting characteristics through our wholesale agents. In addition to categorizing our products into various pricing and coverage tiers, we further classify our products into the following premium size classes: under $25,000 (small), $25,000 to $150,000 (medium) and over $150,000 (large). We currently provide coverage for businesses in the real estate, retail, wholesale and service industries such as retail and wholesale stores, residential and commercial buildings, restaurants and artisan contractors, but are expanding our product offerings to other industry groups.

Through our specialty commercial business units, we also offer insurance covering narrowly defined, homogeneous classes of business including Transportation, Professional Employers Organizations, Temporary Staffing Firms, Commercial Construction and Auto Dealerships produced through a select number of program underwriting agents, who have specialized underwriting expertise in the classes they underwrite and have established books of business with proven track records. We rely on our program underwriting agents for industry insight, regional underwriting knowledge and understanding of the specific risks in the niche markets we serve. We couple that knowledge with disciplined underwriting practices, technology and systems capabilities to provide insurance programs and products customized to the needs of specialty markets customers. Our focus in the specialty market is on those classes of business traditionally underserved by standard property and casualty insurers due to the complex business knowledge, awareness of regional market conditions and investment required to achieve attractive underwriting profits. We believe this portion of the market is attractive because competition is based primarily on customer service, availability and continuity of insurance capacity, specialized policy forms, efficient claims handling and other value-added considerations, rather than just price. We maintain a disciplined underwriting approach to this business through conservative authority delegation and regular audits of underwriting and operational performance.

Through our Assumed Reinsurance business, we generally provide coverage on a “quota share” basis to our customers, who are other insurance carriers or reinsurers. Under this type of arrangement, we generally receive an agreed upon proportion of premiums written by the insurance carrier, and share in all losses in the same proportion as the premiums received. We have expanded this business significantly in 2012, and expect to continue to emphasize growth in this business in 2013.

Personal Insurance Segment

We offer a broad range of personal lines products including package, mono line homeowners, mono line automobile insurance, and ancillary personal lines coverage (renters, condo, dwelling fire, scheduled articles, umbrella and boats). Package policies include homeowners and auto and may also include ancillary coverage.

The Personal Insurance segment is designed to fit the insurance needs of most personal lines customers. Our products are distributed through a network of approximately 500 retail agents, wholesale agents, national brokers and other insurance companies. Our customers are concentrated in the northeastern United States with 86% of the premium volume produced by agents in this region, including NY (41%), NJ (15%), and MA (11%). Mono line homeowners in CA make up 8.4% of our premium. Personal lines includes the business written in the Reciprocal Exchanges and Tower stock companies.

For our retail agency business, we offer three levels of coverage under our OneChoice® product including OneChoice Security Plus, Security Plus Elite, and our new Premier product for affluent customers. In addition, customers can also purchase our CustomPac® package product which provides additional policyholder benefits.

Our wholesale mono line homeowners business is primarily written in NY, NJ, and CA. The product for wholesale agents is designed to accommodate customers in underserved markets and provides broad underwriting eligibility and processing simplicity for distributors. We offer standard and non-standard policies through wholesale agents.

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

The following shows fee income for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
($ in millions)	2012	2011	2010

Management fee income	$30.2	$29.3	$17.8
Other revenue	3.4	1.6	2.1

Products and Services

Our diversified business platform allows us to provide a broad range of products. Our products include the following:

•

Commercial Multiple-peril Packages. Coverage offered under our commercial package and business owners policies combines property, liability (including general liability and products and completed operations), business interruption, equipment breakdown, fidelity and inland marine coverages tailored for commercial businesses and enterprises. Commercial packages and business owners policies are offered by our Commercial Insurance segment.

•

Other Liability. In our Commercial Insurance and Personal Insurance segments, we write liability policies for individuals and business owners including mono line commercial general liability (generally for risks that do not have property exposure or whose property exposure is insured elsewhere) and commercial umbrella policies. Also, in our Commercial Insurance segment, we write General Liability policies for businesses in programs that are tailored to narrowly defined industry classes.

•

Workers’ Compensation. In our Commercial Insurance segment, we write workers’ compensation policies, which are a statutory coverage requirement in almost every state to protect employees in case of injury on the job, and the employers from liability for an accident involving an employee. We write workers’ compensation policies generally for small and medium-sized businesses as well as in programs targeted to specific industry classes.

•

Commercial Automobile. In our Commercial Insurance segment, we write coverage for automobiles by providing automobile liability, physical damage insurance including commercial and personal automobile policies for both fleet and non-fleet risks (our personal automobile business is described in the bullet below). We write commercial automobile policies that focus on business automobiles and small trucks for businesses other than transportation companies as well as for trucking businesses and other specialty transportation businesses.

•

Fire and Allied Lines and Inland Marine. We write fire and allied lines policies for individuals and businesses. Individual dwelling policies generally include personal property with optional liability coverage that provides an alternative to the homeowners policy for the personal lines customer. Commercial fire and allied lines policies provide protection for damage to commercial buildings and their contents, and these policies may be utilized in selected circumstances as an alternative to a commercial package policy. We write inland marine insurance protection for the property of businesses that is not at a fixed location, for items of personal property that are easily transportable, and for properties that are under construction. Coverages offered typically include builders risk, contractors’ equipment and installation, domestic transit and transportation, fine arts, property floaters and leased property. These products are offered by our Commercial Insurance and Personal Insurance segments through their respective distribution systems.

•

Personal Package. The personal package policy provides our agents with a differentiated product and provides our customers with the convenience and security of covering their home, automobile, umbrella and supplemental coverages with one insurance policy and one bill.

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

Gross premiums written by product line for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year ended December 31,
($ in millions)	2012	2011	2010

Tower
Commercial multiple-peril	$477.9	$418.7	$366.6
Commercial other liability	139.6	179.6	157.0
Workers’ compensation	419.0	359.4	283.4
Commercial automobile	193.1	229.9	204.7
Fire and allied lines and inland marine	64.7	48.7	38.9
Homeowners and umbrella	336.0	267.3	234.2
Personal automobile	125.4	98.0	99.8

Total Tower	1,755.7	1,601.6	1,384.6

Reciprocals
Fire and allied lines and inland marine	14.2	12.7	-
Homeowners and umbrella	90.1	86.7	52.0
Personal automobile	111.1	109.9	59.8

Total Reciprocals	215.4	209.3	111.8

Consolidated totals	$1,971.1	$1,810.9	$1,496.4

Acquisitions

The Company completed the following acquisitions during the three year period ended December 31, 2012.

NAV PAC Division of Navigators Group, Inc. (“NAV PAC”)

On January 14, 2011, Tower obtained the renewal rights to the middle market commercial package and commercial automobile business underwritten through the NAV PAC division of Navigators Group, Inc. Tower pays Navigators Insurance Company a commission equal to 2% of the direct premiums written under this renewal rights arrangement. This business allowed us to expand our middle market commercial product offering into certain niche classes of business. This renewal rights acquisition represents the ability to write future insurance business and does not include the acquisition of any assets or liabilities of NAV PAC. Accordingly, this transaction was not accounted for as a business combination.

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

OneBeacon Personal Lines Division (“OBPL”)

On July 1, 2010 the Company completed the acquisition of OBPL. The Company acquired Massachusetts Homeland Insurance Company, York Insurance Company of Maine and two management companies. The management companies are the attorneys-in-fact for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a

New Jersey reciprocal insurer (collectively, the “Reciprocal Exchanges”). The consideration for this transaction was $164.3 million. Effective July 1, 2010, the Company entered into transition service agreements with OneBeacon Insurance Group, LLC (“OneBeacon”) whereby OneBeacon provides certain information technology and operational support to the Company for a certain period of time. This acquisition expanded the Company’s suite of personal lines insurance products to include private passenger automobile, homeowners, personal umbrella, and the signature package product, OneChoice CustomPac, which provides customers with one policy for all of their homeowners, automobile and umbrella needs.

Organizational Structure

Our organizational structure is divided into three strategic centers: a corporate center, a service center and a profit center. The corporate center functions are performed from our headquarters located in New York and are comprised of Corporate Legal and Audit, Corporate Marketing and Communications, Finance, Human Resources and Corporate Administration, and Actuarial and Risk Management. The service center functions encompass Operations, Technology and Claims and Legal Defense. The profit center functions include the three business centers: Underwriting, Distribution and Operations.

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

The East zone is headquartered in New York and has ten branches. The West zone is headquartered in Irvine, California, and has four branches. Claims processing functions are located in New York, New Jersey, Maine, Massachusetts, Illinois, California, Texas and Florida, and service both the East and West zones. In addition, we have five legal defense offices located in the East zone.

The following table shows the direct premiums written by region, premiums assumed and gross premiums written for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
($ in millions)	2012	Percent	2011	Percent	2010	Percent

East zone direct premiums written
New England	$228.0	11.6%	$217.8	12.0%	$138.4	9.2%
Mid-Atlantic	917.9	46.6%	905.0	50.0%	786.3	52.5%
Southeast	138.1	7.0%	135.8	7.5%	125.2	8.4%
West zone direct premiums written
Midwest	39.4	2.0%	45.8	2.5%	25.3	1.7%
Southwest	85.3	4.3%	37.7	2.1%	50.5	3.4%
West	346.5	17.5%	349.9	19.3%	306.5	20.5%
Assumed premiums	215.9	11.0%	118.9	6.6%	64.2	4.3%

Total gross premiums written	$1,971.1	100.0%	$1,810.9	100.0%	$1,496.4	100.0%

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

Commissions expense in 2012 and 2011 averaged 18.5% and 17.3% (excluding the Reciprocal Exchanges) of gross premiums earned, respectively. Our commission schedules are 1 to 2.5 points higher for wholesale compared to retail agents. Our commissions are also higher for program underwriting agents that perform additional underwriting and processing services on our behalf, including premium collection, policy issuance and data collection and from other insurance companies and Lloyd’s syndicates from which we have been assuming business. In our Commercial Insurance segment we also have a profit sharing plan that added 1/2 of 1 percent to overall commission based on the loss ratio performance of qualifying agencies. In our Personal Insurance segment, we have a profit sharing plan that added 3/4 of 1 percent to overall commission rates in the past several years.

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

In 2012, 37.0% of the Company’s total business was generated by wholesale agents, 36.0% by retail producers 18.5% by program underwriting agents and 8.5% from international assumed reinsurance.

Our largest producers in 2012 were Northeast Agencies, Guy Carpenter, Risk Transfer, NSM, Morstan General Agency and NBIS. In the year ended December 31, 2012, these producers accounted for 7%, 6%, 5%, 5%, 3% and 3%, respectively, of the total of our gross premiums written. Guy Carpenter production was solely for our assumed reinsurance business. No other producer was responsible for more than 3% of our gross premiums written. Approximately 48% of the 2012 gross premiums written in the Commercial Insurance segment were produced by our top 43 active producers representing 3% of our active agents, brokers and program underwriting agents. These producers each have annual written premiums of $5 million or more. As we build a broader geographic distribution base, we are increasing the number of program underwriting agents who write significant premium volume for Tower, particularly with the addition of producers through acquisitions and territorial expansion in the northeastern United States and Southeast and Midwest regions.

The number of agencies and program underwriting agents from which we receive business is shown in the following table:

	December 31,
	2012	2011	2010

Retail Agencies	1,017	1,128	1,151
Wholesale Agencies	220	221	173
Program Underwriting Agents	15	8	13

Total	1,252	1,357	1,337

Underwriting

Our underwriting strategy is to seek diversification in our products and an appropriate business mix for any given year that will emphasize profitable business and de-emphasize business that is not meeting profit targets. At the beginning of each year, we establish target premium levels and loss ratios for each line of business, which we monitor throughout the year on a regular basis. If any line of business fails to meet its target loss ratio, a cross-functional team comprised of personnel from segment underwriting, corporate underwriting, actuarial, claims and loss control will generally meet to develop corrective action plans that may involve revising underwriting guidelines, non-renewing unprofitable segments or entire lines of business and/or implementing rate increases. During the period of time that a corrective action plan is being implemented with respect to any product line that fails to meet its target loss ratio, premium for that product line is reduced or maintained depending upon its effect on our total loss ratio. To offset the reduction or lack of growth in premium volume for the products that are undergoing corrective action, we seek to expand our premium writings in existing profitable business or add new business with better underwriting profit potential.

For lines of business other than workers’ compensation, we generally use actuarial loss costs developed by the Insurance Services Office (ISO), a company providing statistical, actuarial and underwriting and claims information and related services to insurers, as a benchmark in the development of pricing for our products. For workers’ compensation policies, we use loss costs or rates developed by the National Council on Compensation Insurance, Inc. (NCCI) or state-administered rates or loss costs. We further tailor pricing to each specific product we underwrite, taking into account our historical loss experience and individual risk and coverage characteristics. This may result in proprietary rates and forms for select classes and territories.

Commercial Insurance business

With respect to the business written on a direct basis through our Commercial Insurance segment, we establish underwriting guidelines for all the products that we underwrite to ensure a uniform approach to risk selection, pricing and risk evaluation among our underwriters and to achieve underwriting profitability. The rules and guidelines may be customized for a particular region to recognize territorial differences. Our underwriting process involves securing an adequate level of underwriting information from our producers, inspections and surveys to identify and evaluate risk exposures, which provides information necessary for pricing the risks we choose to accept. For certain approved classes of commercial risks, we allow our producers to initially bind these risks utilizing rating criteria that we provide to them. Our web-based platforms, webPlus® (“webPlus”) and Preserver Online, provide our producers with the capability to submit and receive quotes over the Internet and contain our risk selection and pricing logic, thereby enabling us to streamline our initial submission and screening process. If the individual risk does not meet the initial submission and screening parameters contained within webPlus or Preserver Online, the risk is automatically referred to an assigned underwriter for specific offline review. See “Business—Technology.”

New business is subject to post-bind inspection and is evaluated based on size, hazard and territory. These inspections generally take place within 60 days from the effective date of the policy, and are generally reviewed by underwriting within that period. If the inspection reveals that the risk insured under the policy does not meet our established underwriting guidelines, the policy is typically cancelled. If the inspection reveals that the risk meets our established underwriting guidelines but the policy was bound with incorrect rating information, the policy is amended through an endorsement based upon the correct information. We supplement the inspection by using online data sources to further evaluate the building value, claim experience, financial history and catastrophe exposures of the insured. In addition, we specifically tailor coverage to match the insured’s exposure and premium requirements. We complete internal file reviews and audits on a monthly, quarterly and annual basis to confirm that underwriting standards and pricing programs are being consistently followed. Our property risks are generally comprised of residential buildings, retail stores and restaurants covered under policies with low building and content limits. We carefully underwrite potential risks to limit our exposure to terrorism losses. Our underwriting guidelines are designed to avoid properties designated as, or in close proximity to, high profile or target risks, individual buildings over 25 stories and any site within 500 feet of major transportation centers, bridges, tunnels and other governmental or institutional buildings. In addition, we monitor the concentration of employees insured under our workers’ compensation policies and avoid writing risks with more than 100 employees in any location at a given time. Please see “Risk Factors-Risks Related to Our Business.” We may face substantial exposure to losses from terrorism, and we are currently required by law to offer coverage against such losses.

We underwrite our products through our underwriting business units that are each headed by an underwriting manager. These underwriting units are supported by professionals in the corporate underwriting, actuarial, operations, business development and loss control departments. The corporate underwriting department is responsible for managing and analyzing the profitability of our entire book of business, supporting segment underwriting with technical assistance, developing underwriting guidelines, granting underwriting authority, training, developing new products and monitoring underwriting quality control through audits. The underwriting operations department is responsible for developing workflows, conducting operational audits and providing technical assistance to the underwriting teams. The loss control department manages the inspection and risk improvement process on commercial and personal lines business written, utilizing in-house loss control representatives and outside vendors. The business development department works with the underwriting teams to manage relationships with our producers.

The underwriting process utilized for the Commercial Insurance segment’s program business is based on our understanding of best industry practices. We consider the appropriateness of delegating authority to the Program Underwriting Agent by evaluating the quality of its management, risk management strategy and track record. In addition, we require each program that we underwrite to include significant information regarding the nature of the perils to be included and detailed aggregate information pertaining to the location(s) of the risks covered. We obtain available information on the client’s loss history for the perils being insured or reinsured, together with relevant underwriting considerations. In conjunction with testing each proposed program against our underwriting criteria, our underwriters evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital and corporate risk objectives. Our underwriting process integrates the actuarial, finance, operations, information technology, claims, legal and underwriting disciplines. We utilize our in-house actuarial staff as well as outside consultants, as necessary. The actuarial and underwriting estimates that we develop in our pricing analyses are explicitly tracked by program on a continuous basis through our underwriting audit and actuarial reserving processes. We require significant amounts of data from our clients and only accept business for which the data provided to us is sufficient for us to make an appropriate analysis. We may supplement the data provided to us by our clients with information from the ISO, the NCCI, other advisory rate-making associations and other organizations that provide projected loss cost data to their members.

Personal Insurance business

Our broad range of personal lines products are developed using multivariate rating plans, allowing us to calculate adequate prices for a broad range of customers. We invest in external data and services to insure our business is correctly classified for rating and underwriting including motor vehicle reports, household driver reports, CLUE reports, credit reports, protection class, brush underwriting, property inspections, and catastrophe modeling.

We have market-leading expertise in catastrophe management. We underwrite and price each new business application using exposure-level average annual loss estimates, reinsurance costs, and capital costs. If a new business policy does not allow us to achieve our target returns, the business is declined by our underwriting platform. As we expand to new states, our portfolio of homeowner exposures will be priced and underwritten to cover reinsurance and capital costs and to achieve our accumulation targets.

We have made a significant investment to modernize our personal lines technology platform, Advantage Policy Processing System (“APPS”), which includes policy administration, billing, claims, and data warehouse systems. With our new APPS technology platform, we are able to reduce costs by eliminating legacy systems and related service agreements, improving distributor engagement through broader functionality and more efficient transactions and providing real-time quote and policy issuance. This real-time underwriting platform validates and integrates data from external sources, determines eligibility, develops final rate, provides agency and policyholder documentation, and provides the agency with a once-and-done transaction.

We offer different products, coverage levels, underwriting eligibility, and rating plans through varying company structure depending on the state, distribution channel, and customer segment we are serving.

As Attorney-in-Fact (“AIF”) for the Reciprocal Exchanges, we work with the Reciprocal Exchanges to expand their business. We expect the majority of new premium growth to occur within Reciprocal Exchanges (versus growth within stock underwriting companies). Growing our business through our management agreement with the Reciprocal Exchanges offers us significant advantages. First, income from premium written in the Reciprocal Exchanges will generate management fees (rather than underwriting income). This management fee income is more predictable year-to-year versus underwriting income. Second, because we can operate at higher premium to surplus ratios in the Reciprocal Exchanges, our target combined ratio can be higher in the Reciprocal Exchanges resulting in more competitive rates. Finally, placing homeowners business in Reciprocal Exchanges leverages our partnerships with reinsurers who have benefited from our consistent track record of underwriting income in the Reciprocal Exchanges.

Claims Management

We manage the claims function through our regional claims offices throughout the U.S. On a limited basis, we also utilize third party administrators who specialize in handling certain types of claims, generally for our program business.

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

In 2013, for programs that we have terminated, we are assigning claims to a special unit within the claims department. This department will review claims audits that will be performed on all terminated programs, and will also revalidate on a claim by claim basis the sufficiency of case reserves. As the Company experienced adverse development associated with many of its terminated programs in 2012, the Company is initiating this run-off claims unit to mitigate future adverse development.

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

Competition in the types of business that we underwrite and intend to underwrite is based on many factors, including:

•	reputation;

•	multiple solution capability;

•	strength of client and distribution relationships;

•	perceived financial strength and financial ratings assigned by independent rating agencies;

•	management’s experience in the product, territory, or program;

•	premiums charged and other terms and conditions offered;

•	services provided, products offered and scope of business, both by size and geographic location; and

•	claims handling.

Increased competition could result in fewer applications for coverage, lower premium rates and less favorable policy terms, which could adversely affect us. We are unable to predict the extent to which new, proposed or potential initiatives may affect the demand for our products or the risks that may be available for us to consider underwriting.

Within our admitted commercial and personal lines business, we compete with major U.S. insurers and certain underwriting syndicates, including large national companies such as Travelers Companies, Inc., Hartford, CNA, Liberty Mutual, AIG, Allstate Insurance Company, GEICO, Progressive Corporation and State Farm Insurance; regional insurers such as Philadelphia Insurance Companies, Selective Insurance Company, Erie and Hanover Insurance and smaller, more local competitors such as Greater New York Mutual, Magna Carta Companies, MMG Insurance Company, Arbella, Quincy Mutual Fire Insurance Company and Utica First Insurance Company. Our non-admitted binding authority and submit business with general agents competes with Scottsdale Insurance Company, Navigators Group, Inc., Essex Insurance Company, Colony Insurance Company, Century Insurance Group, RLI Corp., United States Liability Insurance Group, Burlington Insurance Group, Inc., W.R. Berkley Corporation, Western World and Lloyds. In our program business, we compete against companies that write program business such as QBE Insurance Group Limited, Am Trust Financial Services, Inc., RLI Corp., W.R. Berkley Corporation, Markel Corporation and Great American Insurance Group.

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

Loss reserves represent our best estimate, at a given point in time, of the unpaid ultimate settlement and administration cost of claims incurred. For workers’ compensation, our reserves are discounted for claims that are settled or expected to be settled as long-term annuity payments, and as of December 31, 2012 the total amount of this discount was $8.4 million, which relates to $381.6 million in total net reserves for workers’ compensation. To estimate loss reserves, we utilize information from our pricing analyses, actuarial analysis of claims experience by product and segment, and relevant insurance industry information such as loss settlement patterns for the type of business being reserved.

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

We engage independent external actuarial specialists at least annually, to review specific pricing and reserving methods and results. We also engage an independent external actuarial specialist annually to opine on the statutory reserves that are recorded at our insurance subsidiaries.

A reconciliation of loss and LAE reserves from the beginning of the year to the end of the year for the three years ended December 31, 2012, 2011 and 2010 is included in the footnotes to the financial statements included in this Form 10-K.

Loss and loss adjustment expenses

Our claims reserving practices are designed to set reserves that in the aggregate are adequate to pay all claims at their ultimate settlement value. Shown below is the loss reserve development for business written each year from 2002 through 2012. The table portrays the changes in our loss and LAE reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year.

The first line of the table shows, for the years indicated, our net reserve liability including the reserve for incurred but not reported losses as originally estimated. For example, as of December 31, 2002 we estimated that $15.5 million would be a sufficient reserve to settle all claims not already settled that had occurred prior to December 31, 2002 whether reported or unreported to us. The next section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. For example, with respect to the net losses and loss expense reserve of $15.5 million as of December 31, 2002, by December 31, 2012 (ten years later) $20.4 million had actually been paid in settlement of the claims (including the impact of reinsurance commutations).

The next section of the table sets forth the re-estimations in later years of incurred losses, including payments, for the years indicated. For example, as reflected in that section of the table, the original reserve of $15.5 million was re-estimated to be $21.6 million at December 31, 2012. The increase from the original estimate is caused by a combination of factors, including: (1) claims being settled for amounts different than originally estimated, (2) reserves being increased or decreased for claims remaining open as more information becomes known about those individual claims, (3) more or fewer claims being reported after December 31, 2002 than anticipated and (4) the impact of commuting existing reinsurance coverage.

The “cumulative redundancy/ (deficiency)” represents, as of December 31, 2012, the difference between the latest re-estimated liability and the reserves as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For example, as of December 31, 2012 and based upon updated information, we re-estimated that the reserves which were established as of December 31, 2011 had a $69.3 million deficiency as compared to the original net liability estimated at December 31, 2011.

The bottom part of the table shows the impact of reinsurance reconciling the net reserves shown in the upper portion of the table to gross reserves.

	Year ended December 31,
($ in millions)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012

Original Net Liability	15.5	24.4	36.9	101.7	192.5	311.7	312.8	932.3	1,327.7	1,312.4	1,398.9
Cumulative payments as of:
One year later	4.1	7.5	10.9	13.7	49.5	102.4	111.4	375.8	488.9	753.7
Two years later	6.7	11.9	4.5	36.7	90.9	163.8	178.4	492.6	1,094.2
Three years later	9.1	2.9	16.8	60.6	120.0	205.7	210.1	780.7
Four years later	4.5	11.7	30.2	73.9	137.7	229.1	325.5
Five years later	8.9	17.8	34.9	82.1	144.9	281.1
Six years later	11.7	20.8	39.1	87.2	168.8
Seven years later	13.4	24.4	39.5	97.5
Eight years later	14.9	24.9	47.4
Nine years later	15.5	30.9
Ten years later	20.4

Net liability re-estimated as of:
One year later	15.6	24.2	36.6	101.0	191.1	303.9	312.5	937.6	1,306.9	1,381.8
Two years later	14.7	24.8	40.7	101.5	178.3	288.1	324.0	974.3	1,291.9
Three years later	16.5	29.0	48.3	99.5	171.4	293.0	343.3	968.5
Four years later	19.6	36.2	45.3	96.6	173.4	303.3	327.0
Five years later	25.1	33.6	40.2	97.9	176.0	294.1
Six years later	23.0	27.9	41.6	102.6	172.4
Seven years later	17.0	29.8	43.6	102.9
Eight years later	18.1	31.9	44.8
Nine years later	20.6	33.1
Ten years later	21.6

Cumulative Net redundancy/ (deficiency)	(6.1)	(8.6)	(7.9)	(1.3)	20.0	17.6	(14.2)	(36.2)	35.8	(69.4)
Reinsurance Commutations	8.0	10.3	10.2	10.3	-	-	-	-	-	-
Cumulative net redundancy/ (deficiency) excluding
Reinsurance Commutations	1.9	1.7	2.3	9.0	20.0	17.6	(14.2)	(36.2)	35.8	(69.4)
Net reserves	15.5	24.4	36.9	101.7	192.5	311.7	312.8	932.3	1,327.7	1,312.4	1,398.9
Ceded reserves	50.2	75.1	91.8	97.0	110.0	189.5	222.2	199.7	283.9	319.7	496.2

Gross reserves	65.7	99.5	128.7	198.7	302.5	501.2	535.0	1,132.0	1,611.6	1,632.1	1,895.1

Net re-estimated	21.6	33.1	44.8	102.9	172.4	294.1	327.0	968.5	1,291.9	1,381.8
Ceded re-estimated	48.7	70.6	85.6	85.1	94.5	176.3	237.3	223.5	378.2	390.6

Gross re-estimated	70.3	103.7	130.4	188.0	266.9	470.4	564.3	1,192.0	1,670.1	1,772.4

Cumulative gross redundancy/ (deficiency)	(4.6)	(4.2)	(1.7)	10.7	35.6	30.8	(29.3)	(60.0)	(58.5)	(140.3)

(1) The cumulative payments, net liabilities and net deficiencies are affected by commutations. We commuted several reinsurance treaties in 2002. These commutations had the effect of lowering the cumulative payments by $8.0 million in 2002, $10.3 million in 2003, $10.2 million in 2004 and $10.3 million in 2005

(2) The net reserve increases reflected in the above table for 2008, 2009 and 2012 resulted primarily from adverse development in the workers’ compensation, commercial multi-peril liability, other liability, and auto liability lines partially offset by favorable development in the property lines and by favorable changes to unallocated loss adjustment expense reserves. The net reserve decrease for 2010 is primarily due to favorable development in personal lines, partially offset by adverse development in commercial lines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

(3) Reciprocal Exchanges net reserves of $125.0 million and $83.4 million are included in the ending reserves at December 31, 2011 and 2012, respectively.

Analysis of Reserves

The following table shows our estimated net outstanding case loss reserves and IBNR for loss and LAE by line of business as of December 31, 2012 and 2011:

	2012			2011
	Case Loss			Case Loss
($ in millions)	Reserves	IBNR	Total	Reserves	IBNR	Total

Tower
Commercial multiple-peril	$210.4	$128.4	$338.8	$192.2	$102.9	$295.1
Commercial other liability	134.3	77.8	212.1	115.7	99.9	215.6
Workers’ compensation	228.8	152.8	381.6	168.5	102.8	271.3
Commercial automobile	114.7	96.0	210.7	109.3	68.9	178.2
Fire and allied lines	16.2	0.6	16.8	8.0	2.4	10.4
Homeowners and umbrella	38.8	38.6	77.4	69.9	33.4	103.3
Personal automobile	54.3	23.8	78.1	82.2	31.3	113.5

Total Tower	797.5	518.0	1,315.5	745.8	441.6	1,187.4

Reciprocal Exchanges
Fire and allied lines	1.4	2.0	3.4	4.0	4.2	8.2
Homeowners and umbrella	2.5	6.2	8.7	10.8	18.6	29.4
Personal automobile	49.7	21.6	71.3	59.5	27.9	87.4

Total Reciprocal Exchanges	53.6	29.8	83.4	74.3	50.7	125.0

Consolidated total, all lines	$851.1	$547.8	$1,398.9	$820.1	$492.3	$1,312.4

In 2012, we recognized adverse development in our net losses from prior accident years of $69.4 million, comprised of $78.2 million adverse development excluding the reciprocals and $8.8 million favorable development in the Reciprocal Exchanges. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

We carefully monitor our gross, ceded and net loss reserves by segment and line of business to ensure that they are adequate, since a deficiency in reserves may result in or indicate inadequate pricing on our products and may impact our financial condition.

The following table shows the net loss and LAE ratios by line of business for the years ended December 31, 2012, 2011 and 2010:

	2012			2011			2010
		Reciprocal			Reciprocal			Reciprocal
	Tower	Exchanges	Total	Tower	Exchanges	Total	Tower	Exchanges	Total

Commercial multiple-peril	69.2%	n/a	69.2%	61.9%	n/a	61.9%	58.3%	n/a	58.3%
Commercial other liability	45.3%	n/a	45.3%	59.8%	n/a	59.8%	57.1%	n/a	54.7%
Workers’ compensation	81.3%	n/a	81.3%	72.3%	n/a	72.3%	55.3%	n/a	55.3%
Commercial automobile	85.6%	n/a	85.6%	70.2%	n/a	70.2%	74.9%	n/a	79.2%
Fire and allied lines	76.0%	-14.8%	71.3%	78.4%	34.2%	75.9%	40.5%	18.6%	37.2%
Homeowners and umbrella	69.9%	57.6%	67.8%	65.0%	64.8%	65.0%	47.4%	59.1%	50.0%
Personal automobile	78.5%	77.9%	78.2%	62.7%	52.6%	58.2%	68.5%	79.2%	72.2%

All lines	73.5%	66.7%	72.8%	67.6%	55.8%	66.2%	59.9%	66.3%	60.7%

Our actuaries utilize standard methods common in the insurance industry to project losses and corresponding reserves, which predominantly consist of loss ratio projections, loss development methods and the Bornhuetter-Ferguson (“B-F”) method. Our actuaries also discuss and review their analyses with our underwriting and claims management, so that cross functional input is considered in the loss and LAE analyses. Based upon these inputs and methods, our actuaries determine a best estimate of the loss and LAE reserves. Loss development factors are derived from our data, as well as in some cases from claims experience obtained from other carriers or based upon industry experience, and the loss development factors are utilized in each of the actuarial methods. The loss ratio projection method applies loss development factors to older accident years and projects the loss ratio to the most recent periods based upon trend factors for inflation and pricing changes. Generally, the loss ratio projection method is given the most weight for the recent accident year when there is high volatility in the development patterns, since this method gives little or no weight to immature claims experience that may be unrepresentative of ultimate loss activity. The B-F method combines the loss ratio method and the loss development method to determine loss reserves by adding an expected development (loss ratio times premium times percent unreported) to the reported reserves, and is generally given less weight as each accident year matures. The loss development methods utilize reported paid and incurred claims experience and loss development factors, and these methods are given increasing weight as each accident year matures.

The table below shows the range of the reserves estimates by line of business. The ranges were derived based upon the use of alternative actuarial methods for each line of business, which we believe reflects reasonably likely outcomes, although even further variation could result based upon other changes in loss development patterns, variation in expected loss ratios or variation from external impacts that might affect claims payouts. We believe the results of the range analysis, which are summarized in the table below, constitute a reasonable range of expected outcomes of our reserves for net loss and LAE at December 31, 2012:

	Range of Reserve Estimates
($ in millions)	High	Low	Carried

Tower
Commercial multiple-peril	$418.6	$317.1	$338.8
Commercial other liability	276.5	190.7	212.1
Workers’ compensation	514.1	363.2	381.6
Commercial automobile	262.9	193.8	210.7
Fire and allied lines	20.6	15.9	16.8
Homeowners and umbrella	104.0	71.8	77.4
Personal automobile	83.9	63.0	78.1

Total Tower	$1,680.6	$1,215.5	$1,315.5

Reciprocal Exchanges
Fire and allied lines	4.2	3.2	3.4
Homeowners and umbrella	10.5	8.2	8.7
Personal automobile	75.4	57.5	71.3

Total Reciprocal Exchanges	90.1	68.9	83.4

Consolidated total	$1,770.7	$1,284.4	$1,398.9

If the Company had recorded reserves at the high end of the range, net reserves would have increased by $371.8 million, or 26.6%. If the Company had recorded reserves at the low end of the range, net reserves would have decreased by $114.5 million, or 8.2%.

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

Our investment guidelines require compliance with applicable government regulations and laws. Without the approval of our board of directors, we cannot purchase financial futures, options or other derivatives. We expect the majority of our investment holdings to continue to be denominated in U.S. dollars. Upon completion of the proposed merger, we will evaluate the need to introduce foreign denominated investments into our investment strategy in order to align investments results with acquired business. We report overall investment results to the board of directors on a quarterly basis.

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

Our insurance subsidiaries and the Reciprocal Exchanges are also rated by Demotech, Inc. (“Demotech”). Our insurance subsidiaries have received a Financial Stability Rating of A’ (A Prime), which is the second highest of Demotech’s six ratings and the Reciprocal Exchanges have received an A (A, Exceptional), which is third highest of Demotech’s six ratings. Demotech’s rating process is designed to provide an objective baseline for assessing solvency which in turn provides insight into changes in financial stability. Demotech’s Financial Stability Ratings are based upon a series of quantitative ratios and qualitative considerations which together comprise a Financial Stability Analysis Model.

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

On February 21, 2013, the New York Department of Financial Services (the “DFS”) announced that it was investigating certain insurers, including Tower’s largest insurance company subsidiary, Tower Insurance Company of New York (“TICNY”), for unacceptable claims practices in New York related to Superstorm Sandy. In connection with such investigation, the DFS previously issued an Insurance Law Section 308 letter to TICNY, which directed TICNY to provide information and supporting documentation and to which TICNY, as a New York-domiciled insurer, is legally required to respond. Tower is cooperating with the DFS in connection with such inquiry. Tower has responded to the DFS that the allegations in this matter do not constitute a pattern or practice of Tower.

Regulation

U.S. Insurance Holding Company Regulation of Tower

Tower, as the parent of the insurance subsidiaries, is subject to the insurance holding company laws of New York, Florida, Illinois, Maine, Massachusetts, New Hampshire and New Jersey, the domestic jurisdictions of the insurance subsidiaries, and California, in which two of such insurance subsidiaries is considered to be commercially domiciled under the laws of that state. These laws generally require the insurance subsidiaries to register with their respective domiciliary state Insurance Department (“Insurance Department”) and to furnish annually financial and other information about the operations of companies within the holding company system. Generally under these laws, all material transactions among companies in the holding company system to which an insurance subsidiary is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and reasonable and, if material or of a specified category, require prior notice and approval or non-disapproval by the Insurance Department.

In December of 2010, the National Association of Insurance Commissioners (“NAIC”) adopted final revisions to a proposed model act and a model regulation for governing insurance holding company systems (the “Amended Model Act”). The Amended Model Act requires insurers or reinsurers licensed in such state to submit greater information to state regulators about parent companies or other affiliates within the holding company system and to permit regulators to assess the “enterprise risk” within a holding company system. The Model Act has been adopted in California, where two of our companies are commercially domiciled. It has not been adopted in any other of our domestic jurisdictions, although adoption is possible in all our domestic jurisdictions in the coming years.

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

On July 21, 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). Certain sections of the Dodd-Frank Act relate to the business of insurance. The Dodd-Frank Act provides that only the domestic state of a primary insurer may regulate the financial statement credit for reinsurance taken by that primary insurer. Non-domestic states will no longer be able to require additional collateral from unauthorized reinsurers or impose their own credit for reinsurance rules on primary insurers that are licensed in such other states. The Dodd-Frank Act also creates the Federal Insurance Office (“FIO”). Initially, the FIO will have limited authority and will mainly gather information and report to Congress on the business of insurance. The Dodd-Frank Act also includes the Nonadmitted and Reinsurance Reform Act of 2010 (the “NRRA”). The NRRA is intended to streamline and simplify the payment and collection of surplus lines premium taxes. Many sections of the Dodd-Frank Act become effective over time, and certain provisions of the Dodd-Frank Act require the implementation of regulations that have not yet been drafted. We are unable to predict how or when these changes may be implemented, or the effect, if any, these developments would have on our operations and financial condition.

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

In 2012, five of Tower’s insurance subsidiaries and one of the Reciprocal Exchanges had three or more ratios departing from the Usual Values. All other Tower insurance subsidiaries had none, one or two ratios departing from the Usual Values.

For one of Tower’s insurance subsidiaries, six ratios were outside the Usual Values. The following ratios were outside the Usual Values for this entity: (i) gross premiums written to policyholder surplus, (ii) two year overall operating ratio, (iii) gross change in policyholder surplus, (iv) change in adjusted policyholder surplus, (v) adjusted liabilities to liquid assets, and (vi) estimated current reserve deficiency to policyholder surplus. For another of Tower’s insurance subsidiaries, five ratios were outside the Usual Values. The following ratios were outside the Usual Values for this entity: (i) change in net premium written, (ii) two year overall operating ratio, (iii) change in adjusted policyholder surplus, (iv) adjusted liabilities to liquid assets, and (v) estimated current reserve deficiency to policyholder surplus. These insurance subsidiaries’ ratios outside the Usual Values were driven primarily by the reserve strengthening the Company recorded in the first and second quarters of 2012 and losses from Superstorm Sandy in the fourth quarter of 2012.

Three other Tower insurance subsidiaries recorded ratios outside the Usual Values which were driven primarily by their lower levels of statutory surplus relative to their participation in an overall internal Tower Group pooling arrangement. For two of these entities, the ratios outside the Usual Values were: (i) two year overall operating ratio, (ii) adjusted liabilities to liquid assets, and, (iii) estimated current reserve deficiency to policyholder surplus. The other entity’s ratios outside the Usual Values include: (i) two year overall operating ratio, (ii) adjusted liabilities to liquid assets and, (iii) investment yield.

Two Reciprocal Exchange entities experienced catastrophe losses from Superstorm Sandy, which resulted in the following ratios to be outside the Usual Values: (i) two year overall operating ratio, and (ii) change in adjusted policyholder’s surplus. The third Reciprocal Exchange entity’s ratios outside the Usual Values include: (i) change in net premiums written to policyholder surplus, (ii) two year overall operating ratio, (iii) investment yield, and (vi) estimated current reserve deficiency to policyholder surplus.

State Dividend Limitations

Tower’s ability to receive dividends from its insurance subsidiaries is restricted by the state laws and insurance regulations of the insurance subsidiaries’ domiciliary states. As of December 31, 2012, the maximum distribution that our U.S. insurance subsidiaries could pay without prior regulatory approval was approximately $33.5 million and the maximum return of capital available from CastlePoint Re without permission was $43.0 million. The other insurance subsidiaries are subject to similar restrictions, usually related to policyholders’ surplus, unassigned funds or net income, and notice requirements of their domiciliary state.

Risk-Based Capital Regulations

The Insurance Departments require domestic property and casualty insurers to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow the Insurance Departments to identify potential weakly-capitalized companies. Under the formula, a company determines its risk-based capital by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). At December 31, 2012, risk-based capital levels of our insurance subsidiaries exceeded the minimum level that would trigger regulatory attention.

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

An independent external actuarial firm provides Statements of Actuarial Opinions for all of our insurance subsidiaries. This firm utilizes qualified Members of the Casualty Actuarial Society and Members of the American Academy of Actuaries to provide the service necessary for the Statements of Actuarial Opinion.

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

In none of the past five years has the assessment in any year levied against our insurance subsidiaries been material. Property and casualty insurance company insolvencies or failures may result in additional security fund assessments to our insurance subsidiaries at some future date. At this time we are unable to determine the impact, if any such assessments may have on the consolidated financial position or results of operations. We have established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings and assessments by the various workers’ compensation funds. See “Note 17 —Contingencies” in the notes to our audited consolidated financial statements included elsewhere in this report.

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

Reinsurance

We purchase reinsurance to reduce our net liability on individual risks, to protect against possible catastrophes, to achieve a target ratio of net premiums written to policyholders’ surplus or to expand our underwriting capacity. Reinsurance coverage can be purchased on a facultative basis when individual risks are reinsured or on a treaty basis when a class or type of business is reinsured. We may purchase facultative reinsurance to provide limits in excess of the limits provided by our treaty reinsurance. Treaty reinsurance falls into three categories: quota share (also called pro rata), excess of loss and catastrophe treaty reinsurance. Under our quota share reinsurance contracts, we cede a predetermined percentage of each risk for a class of business to the reinsurer and recover the same percentage of losses and LAE on the business ceded. We pay the reinsurer the same percentage of the original premium, less a ceding commission. The ceding commission rate is based upon the ceded loss ratio on the ceded quota share premiums earned and in certain contracts is adjusted for loss experience under those contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Ceding commissions earned.” Under our excess of loss treaty reinsurance, we cede all or a portion of the liability in excess of a predetermined deductible or retention. We also purchase catastrophe reinsurance on an excess of loss basis to protect ourselves from an accumulation of certain net loss exposures from a catastrophic event or series of events such as windstorms, hailstorms, tornadoes, hurricanes, earthquakes, blizzards, freezing temperatures, riots and terrorist acts (for personal lines business). A portion of the protection we purchase is on an Original Insured Market Loss Warranty basis, whereby we can recover up to the limit of the contract for our ultimate net loss arising from the Windstorm Peril in the Northeast in an event where the Insured Market Loss exceeds a specified threshold. We generally do not receive any commission for ceding business under excess of loss or catastrophe reinsurance agreements.

The type, cost and limits of reinsurance we purchase can vary from year to year based upon our desired retention levels and the availability of quality reinsurance at acceptable prices, terms and conditions. Our excess of loss reinsurance and quota share programs were effective in 2012 and renewed on January 1, 2013. Our catastrophe reinsurance program was renewed July 1, 2012.

In an effort to maintain capacity for our business with favorable commission levels, we have in the past accepted loss ratio caps in certain of our reinsurance treaties and currently accept per occurrence loss limitations on catastrophe-exposed property quota share treaties. Loss ratio caps curtail a reinsurer’s liability for losses above a specified loss ratio. Occurrence loss limitations impose a limit upon a reinsurer’s liability for aggregate losses incurred under multiple policies in a single occurrence. These provisions have been structured to provide reinsurers with some limit on the amount of potential loss being assumed, while maintaining the transfer of significant insurance risk with the possibility of a significant loss to the reinsurers. We believe our reinsurance arrangements qualify for reinsurance accounting in accordance with GAAP and SAP guidance.

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

Terrorism Reinsurance

In 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act (“TRIA”) was enacted. TRIA is designed to ensure the availability of insurance coverage for foreign terrorist acts in the United States of America. This law established a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism.

On December 17, 2005, Congress passed a two-year extension of TRIA through December 31, 2007 with the passage of the Terrorism Risk Insurance Extension Act (“TRIEA”). Under the terms of TRIEA, the minimum size of the triggering event increased and Tower’s deductible increased. Under TRIEA, federal assistance for insured terrorism losses has been reduced as compared to the assistance previously available under TRIA. As a consequence of these changes, potential losses from a terrorist attack could be substantially larger than previously expected.

On December 26, 2007, the President signed the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “2007 Act”) which extends TRIEA for seven years through December 31, 2014. The 2007 Act maintains the same triggering event size of $100 million, company deductible of 20%, industry retention of $27.5 billion, federal share of 85% and program aggregate insured loss limit of $100 billion put in place by TRIEA. The 2007 Act extends coverage to domestic terrorism and requires additional notice to policyholders regarding the $100 billion program limit. There is no certainty that this reinsurance protection will be extended beyond 2014.

Employees

As of December 31, 2012, we had 1,432 full-time employees. None of these employees are covered by a collective bargaining agreement. We have employment agreements with certain senior executive officers. The remainder of our employees are “at-will” employees.

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

Glossary of Selected Insurance Terms

Accident year	The year in which an event occurs, regardless of when any policies covering it are written, when the event is reported, or when the associated claims are closed and paid.
Acquisition expense	The cost of acquiring both new and renewal insurance business, including commissions to agents or brokers and premium taxes.
Agent	One who negotiates insurance contracts on behalf of an insurer. The agent receives a commission for placement and other services rendered. Retail agents serve as intermediaries between the individual insureds and an insurer, managing general agent or wholesale broker to secure coverage for the insured. Wholesale agents serve as intermediaries between retail agents and the insurer and do not deal directly with individual insureds.
Attorney-in-fact	A person or corporate entity who holds power of attorney, and therefore is legally designated to transact business and execute documents on behalf of another person or, in Tower’s case, administers the Reciprocal Exchanges, including paying losses, investing premium inflows, recruiting new members, underwriting the inflow of new business, underwriting renewal business, receiving premiums, and exchanging reinsurance contracts.
Broker	One who negotiates insurance or reinsurance contracts between parties. An insurance broker negotiates on behalf of an insured and a primary insurer. A reinsurance broker negotiates on behalf of a primary insurer or other reinsured and a reinsurer. The broker receives a commission for placement and other services rendered.
Case reserves	Loss reserves established by claims personnel with respect to individual reported claims.
Casualty insurance and/or reinsurance	Insurance and/or reinsurance that is concerned primarily with the losses caused by injuries to third persons (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting there from.
Catastrophe reinsurance	A form of excess of loss property reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event.
Cede; ceding company	When an insurance company reinsures its risk with another, it “cedes” business and is referred to as the “ceding company.”
Clash coverage	A form of reinsurance that covers the cedant’s exposure to multiple retentions that may occur when two or more of its insureds suffer a loss from the same occurrence. This reinsurance covers the additional retentions.
CLUE	Comprehensive Loss Underwriting Exchange (“CLUE”) is a claims history database that enables insurance companies to access consumer claims information when they are underwriting or rating an insurance policy.
Combined ratio	The sum of losses and LAE, acquisition expenses, operating expenses and policyholders’ dividends, all divided by net premiums earned.

Direct premiums written	The amounts charged by a primary insurer for the policies that it underwrites.
Excess and surplus lines	Excess insurance refers to coverage that attaches for an insured over the limits of a primary policy or a stipulated self-insured retention. Policies are bound or accepted by carriers not licensed in the jurisdiction where the risk is located, and generally are not subject to regulations governing premium rates or policy language. Surplus lines risks are those risks not fitting normal underwriting patterns, involving a degree of risk that is not commensurate with standard rates and/or policy forms, or that will not be written by standard carriers because of general market conditions.
Excess of loss reinsurance	The generic term describing reinsurance that indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified dollar amount, called a “layer” or “retention.” Also known as non-proportional reinsurance.
Expense ratio	Expense ratio is equal to underwriting expenses divided by earned premiums.
Funds held	The holding by a ceding company of funds usually representing the unearned premium reserve or the outstanding loss reserves applied to the business it cedes to a reinsurer.
Gross premiums written	Total premiums for direct insurance and reinsurance assumed during a given period.
Incurred but not reported (“IBNR”) reserves	Loss reserves for estimated losses that have been incurred but not yet reported to the insurer or reinsurer.
Incurred losses	The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for claims that have occurred but have not yet been reported to the insurer (“IBNR”).
Lloyd’s syndicate	A group of names at Lloyd’s of London who have entrusted their assets to a team of underwriters who underwrite on behalf of the group.
Loss adjustment expenses (“LAE”)	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.
Loss and LAE ratio	Loss and LAE ratio is equal to losses and LAE incurred divided by earned premiums.
Loss reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments that the insurer or reinsurer believes it will ultimately be required to pay with respect to insurance or reinsurance it has written. Reserves are established for losses and for LAE and consist of case reserves and IBNR. Reserves are not, and cannot be, an exact measure of an insurers’ ultimate liability.
Managing general agent	A person or firm authorized by an insurer to transact insurance business who may have authority to bind the insurer, issue policies, appoint producers, adjust claims and provide administrative support for the types of insurance coverage pursuant to an agency agreement.
Net premiums earned	The portion of net premiums written that is earned during a period and recognized for accounting purposes as revenue.
Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers or retrocessionaires during such period.
Primary insurer	An insurance company that issues insurance policies to consumers or businesses on a first dollar basis, sometimes subject to a deductible.
Pro rata, or quota share, reinsurance	A form of reinsurance in which the reinsurer shares a proportional part of the ceded insurance liability, premiums and losses of the ceding company. Pro rata, or quota share, reinsurance also is known as proportional reinsurance or participating reinsurance.
Program underwriting agent	An insurance intermediary that underwrites program business by aggregating business from retail and wholesale agents and performs certain functions on behalf of insurance companies, including underwriting, premium collection, policy form design and other administrative functions to policyholders.
Property insurance and/or reinsurance	Insurance and/or reinsurance that indemnifies a person with an insurable interest in tangible property for his property loss, damage or loss of use.

Reciprocal exchange	Unincorporated association with each insured insuring the other insureds within the association. (Thus, each participant in this pool is both an insurer and an insured.) An attorney-in-fact administers the exchange. Members share profits and losses in the same proportion as the amount of insurance purchased from the exchange by that member.
Reinsurance	A transaction whereby the reinsurer, for consideration, agrees to indemnify the reinsured company against all or part of the loss the company may sustain under the policy or policies it has issued. The reinsured may be referred to as the original or primary insurer or the ceding company.
Renewal retention rate	The current period renewal premium, excluding pricing, exposure and policy form changes, as a percentage of the total premium available for renewal.
Retention, retention layer	The amount or portion of risk that an insurer or reinsurer retains for its own account. Losses in excess of the retention layer are reimbursed to the insurer or reinsurer by the reinsurer or retrocessionaire. In proportional treaties, the retention may be a percentage of the original policy’s limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.
Retrocession; retrocessionaire	A transaction whereby a reinsurer cedes to another reinsurer, known as a retrocessionaire, all or part of the reinsurance it has assumed. Retrocession does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured
Statutory accounting principles (“SAP”)	Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by state insurance regulatory authorities and the NAIC.
Statutory or policyholders’ surplus; statutory capital and surplus	The excess of admitted assets over total liabilities (including loss reserves), determined in accordance with SAP.
Third party administrator	A service group who provides various claims administration, risk management, loss prevention and related services, primarily to self-insured clients under a fee arrangement or to insurance carriers on an unbundled basis. No insurance risk is undertaken in the arrangement.
Treaty reinsurance	The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a “treaty”) between a primary insurer or other reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all agreed-upon types or categories of risks originally written by the primary insurer or reinsured.
Underwriting	The insurer’s/reinsurer’s process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.
Unearned premium	The portion of a premium representing the unexpired portion of the exposure period as of a certain date.
Unearned premium reserve	Liabilities established by insurers and reinsurers to reflect unearned premiums which are usually refundable to policyholders if an insurance or reinsurance contract is canceled prior to expiration of the contract term.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described under “Risk Factors” and the following:

•	the effects of mergers, acquisitions and divestitures;

•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	developments that may delay or limit our ability to enter new markets as quickly as we anticipate;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

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

Risks Related to Our Business

If our actual unpaid loss and loss adjustment expenses as of a particular point in time exceed our loss reserves, our financial condition and results of operations could be significantly adversely affected.

Our results of operations and financial condition depend upon our ability to estimate the potential losses associated with the risks that we insure and reinsure. We estimate loss and loss adjustment expense reserves to cover our estimated liability for the payment of all losses and loss adjustment expenses incurred under the policies that we write. Loss reserves include case reserves, which are established for specific claims that have been reported to us, and reserves for claims that have been incurred but not reported (“IBNR”). To the extent that loss and loss adjustment expenses exceed our estimates, we will be required to immediately recognize the less favorable experience and increase loss and loss adjustment expense reserves, with a corresponding reduction in our net income in the period in which the deficiency is identified. For example, in certain of the past ten years we have experienced adverse development of reserves for losses and loss adjustment expenses incurred in prior years.

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

As of December 31, 2012, we had a net balance due us from our reinsurers of $577.7 million, consisting of $496.2 million in reinsurance recoverables on unpaid losses, $17.6 million in reinsurance recoverables on paid losses and $63.9 million in prepaid reinsurance premiums. Since 2003, we have sought to manage our exposure to our reinsurers by placing our quota share reinsurance on a “funds withheld” basis and requiring any non-admitted reinsurers to collateralize their share of unearned premium and loss reserves. Our net exposure (which considers collateral available to the Company) to our reinsurers totaled $388.1 million as of December 31, 2012. As of December 31, 2012, our largest net exposure to any one reinsurer was $47.8 million, related to Hannover Ruckver-Sicherungs, AG, which is rated A+ by A. M. Best. Because we remain primarily liable to our policyholders for the payment of their claims, in the event that one of our reinsurers under an uncollateralized treaty became insolvent or refused to reimburse us for losses paid, or delayed in reimbursing us for losses paid, our cash flow and financial results could be materially and adversely affected. As of December 31, 2012, our largest balance due from any one reinsurer (before considering any collateral) was $84.4 million, which was due from Swiss Reinsurance America Corp. which is rated A+ by A. M. Best.

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

Although our Insurance Subsidiaries are protected by the federally funded terrorism reinsurance, there is a substantial deductible that must be met, the payment of which could have an adverse effect on our results of operations. See “Business — Reinsurance.” As a consequence of this legislation, potential losses from a terrorist attack could be substantially larger than previously expected, could also adversely affect our ability to obtain reinsurance on favorable terms, including pricing, and may affect our underwriting strategy, rating, and other elements of our operation. Also, we have no assurance that this federally funded terrorism reinsurance will be available after 2014.

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

Our products are marketed by independent producers. In our Commercial segment, these independent producers are comprised of retail agents, wholesale agents who aggregate business from retail agents and program underwriting agents. In our Personal segment, these independent producers are comprised of retail and wholesale agents and managing general agencies who handle various underwriting and policy issuance tasks on our behalf and who generally accept submissions from various other independent producers.

Other insurance companies compete with us for the services and allegiance of these producers. These producers may choose to direct business to our competitors, or may direct less desirable risks to us. In our Commercial segment, approximately 48% of the 2012 gross premiums written, including premiums produced by our managing general agency subsidiaries on behalf of their issuing companies, were produced by our top 43 producers, representing 3% of our active agents and brokers. These producers each have annual written premiums of $5 million or more. As we build a broader territorial base, the number of producers with significant premium volumes with Tower in each of our segments is increasing.

Our largest producers in 2012 were Northeast Agencies, Guy Carpenter, Risk Transfer, NSM, Morstan General Agency and NBIS. In the year ended December 31, 2012, these producers accounted for 7%, 7%, 5%, 5%, 3% and 3%, respectively, of the total of our gross premiums written. No other producer was responsible for more than 3% of our gross premiums written.

A significant decrease in business from any of our largest producers would cause us to lose premium and require us to seek alternative producers or to increase submissions from existing producers. In the event we are unable to find replacement producers or increase business produced by our existing producers, our premium revenues would decrease and our business and results of operations would be materially and adversely affected.

Our reliance on producers subjects us to their credit risk.

With respect to the premiums produced by one of our managing general agents (“MGA”) for its issuing companies and a limited amount of premium volume written by our Insurance Subsidiaries, producers collect premium from the policyholders and forward them to our MGA and our Insurance Subsidiaries. In most jurisdictions, when the insured pays premiums for these policies to producers for payment over to our MGA or our Insurance Subsidiaries, the premiums are considered to have been paid under applicable insurance laws and regulations and the insured will no longer be liable to us for those amounts whether or not we have actually received the premiums from the producer. Consequently, we assume a degree of credit risk associated with producers. Although producers’ failures to remit premiums to us have not caused a material adverse impact on us to date, there have been instances where producers collected premium but did not remit it to us, and we were nonetheless required under applicable law to provide the coverage set forth in the policy despite the absence of premium. Because the possibility of these events is dependent in large part upon the financial condition and internal operations of our producers, which in most cases is not public information, we are not able to quantify the exposure presented by this risk. If we are unable to collect premiums from our producers in the future, our financial condition and results of operations could be materially and adversely affected.

We operate in a highly competitive environment. If we are unsuccessful in competing against larger or more well-established rivals, our results of operations and financial condition could be adversely affected.

The property and casualty insurance industry is highly competitive and has historically been characterized by periods of significant pricing competition alternating with periods of greater pricing discipline, during which competition focuses on other factors. Beginning in 2000, the market environment was increasingly favorable as rates increased significantly. During the latter part of 2004 and throughout 2005, increased competition in the marketplace became evident and, as a result, average annual rate increases became moderate. The catastrophe losses of 2004 and 2005 produced increased pricing and reduced capacity for insurance of catastrophe-exposed property. However, a softening of the non-catastrophe-exposed market in 2006 through 2009 has led to more aggressive pricing in specific segments of the commercial lines business, particularly in those lines of business and accounts with larger annual premiums. The Insurance Information Institute indicates that the industry-wide change in net premiums written in the Property & Casualty industry in 2011 increased to 15.8 billion or a 3.7% growth condition. A.M. Best reported that the industry-wide change in net premiums written in the property and casualty industry was 3.5% in 2011 as compared to 1.0% in 2010 and is estimated to have increased 4.9% in 2012.

The new capacity that had entered the market had placed more pressure on production and profitability targets. A. M. Best had stated that industry policyholder surplus grew annually from 2003-2010 (except for a decline in 2008), and declined in 2011. However, policyholder surplus is estimated to have increased by 8.5% to $575.8 billion in 2012 from 2011. This places the premium-to-surplus ratio at 0.8:1.0 at year-end 2012.

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

In our commercial and personal lines admitted business segments, we compete with major U.S. insurers and certain underwriting syndicates, including large national companies such as Travelers Companies, Inc., Allstate Insurance Company, GEICO, Progressive Corporation and State Farm Insurance; regional insurers such as Selective Insurance Company, Hanover Insurance and Peerless Insurance Company and smaller, more local competitors such as Greater New York Mutual, Magna Carta Companies, MMI Insurance Company, Quincy Mutual Fire Insurance Company and Utica First Insurance Company. Our non-admitted binding authority and commercial business with general agents competes with Scottsdale Insurance Company, Admiral Insurance Company, Mt. Hawley Insurance Company, Navigators Group, Inc., Essex Insurance Company, Colony Insurance Company, Century Insurance Group, Nautilus Insurance Group, RLI Corp., United States Liability Insurance Group and Burlington Insurance Group, Inc. In our program business, we compete against competitors that write program business such as QBE Insurance Group Limited, Delos Insurance Group, Am Trust Financial Services, Inc., RLI Corp., Chartis Inc., W.R. Berkley Corporation, Markel Corporation, Great American Insurance Group and Philadelphia Insurance Companies.

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

As part of our growth strategy, we have made numerous acquisitions in recent years. Assuming we have access to adequate levels of debt and equity capital, we plan to continue to acquire complementary businesses as a key element of our growth strategy. We must integrate the technology, operations, systems and personnel of acquired businesses with our own and attempt to grow the acquired businesses as part of our company. The integration of other businesses is a complex process and places significant demands on our management, financial, technical and other resources. The successful integration of businesses we have acquired in the past and may acquire in the future is critical to our future success. If we are unsuccessful in integrating these businesses, our financial and operating performance could suffer. The risks and challenges associated with the acquisition and integration of acquired businesses include:

•	We may be unable to efficiently consolidate our financial, operational and administrative functions with those of the businesses we acquire;

•	Our management’s attention may be diverted from other business concerns;

•	We may be unable to retain and motivate key employees of an acquired company;

•	We may enter markets in which we have little or no prior direct experience;

•	Litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses;

•	The costs necessary to complete integration exceed our expectations or outweigh some of the intended benefits of the transactions we complete;

•	We may be unable to maintain the customers or goodwill of an acquired business; and

•	The costs necessary to improve or replace the operating systems, products and services of acquired businesses may exceed our expectations.

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

We invest the premium we receive from policyholders until it is needed to pay policyholder claims or other expenses. At December 31, 2012, our invested assets, including the Reciprocal Exchanges’, consisted of $2.3 billion in fixed maturity securities and $146.3 million in equity securities at fair value. Additionally, we held $162.8 million in cash and cash equivalents, short-term investments, and other invested assets. In 2012, we earned $127.2 million of net investment income representing 6.6% of our total revenues. At December 31, 2012, we had unrealized gains of $159.1 million, which could change significantly depending on changes in market conditions. Our funds are primarily invested by outside professional investment advisory management firms under the direction of our management team in accordance with detailed investment guidelines set by us. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. (Interest rate risk is discussed below under the heading, “We may be adversely affected by interest rate changes.”) In particular, negative revenue and liquidity issues in various states and municipalities and future legislative changes could have unfavorable implications on our $2.3 billion bond portfolio.

The volatility of our claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business. We recognized net realized capital gains for 2012 of $25.5 million which included other-than-temporary-impairment (“OTTI”) charges of $9.6 million. The OTTI charges were primarily the result of write-downs of our securities. As a result of the market volatility, we may experience difficulty in determining accurately the value of our various investments.

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

In addition to the normal market risk, mortgage-backed securities contain prepayment and extension risk that differ from other financial instrument and constituted 21.6% of our invested assets, including cash and cash equivalents as of December 31, 2012. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can also expose us to prepayment risks on these investments. When interest rates fall, mortgage-backed securities may be prepaid more quickly than expected and the holder must reinvest the proceeds at lower interest rates. Certain of our mortgage-backed securities currently consist of securities with features that reduce the risk of prepayment, but there is no guarantee that we will not invest in other mortgage-backed securities that lack this protection. In periods of increasing interest rates, mortgage-backed securities are prepaid more slowly, which may require us to receive interest payments that are below the interest rates then prevailing for longer than expected.

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

Our Insurance Subsidiaries are subject to comprehensive regulation and supervision in their respective jurisdictions of domicile. The purpose of the insurance laws and regulations is to protect insureds, not our stockholders. These regulations are generally administered by the Insurance Departments in which the individual insurance companies are domiciled and relate to, among other things:

•	standards of solvency, including risk- based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	required methods of accounting;

•	rate and form regulation pertaining to certain of our insurance businesses;

•	mandating certain insurance benefits;

•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies; and

•	transactions with affiliates.

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

The activities of our MGAs are subject to licensing requirements and regulation under the laws of New York, New Jersey, Florida and other states where they do business. The businesses of our MGAs depend on the validity of, and continued good standing under, the licenses and approvals pursuant to which they operate, as well as compliance with pertinent regulations. The businesses of the AIFs depend on the validity of, and continued good standing under, the licenses and approvals pursuant to which the Reciprocal Exchanges operate, as well as compliance with pertinent regulations. As of February 5, 2009, the date of closing of our acquisition of CastlePoint, our activities became subject to certain licensing requirements and regulation under the laws of Bermuda.

Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment and interpretation by regulatory authorities. Generally such authorities are vested with relatively broad and general discretion as to the granting, renewing and revoking of licenses and approvals. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to clients and fines. In some instances, our MGA follows practices based on its or its counsel’s interpretations of laws and regulations, or those generally followed by the industry, which may prove to be different from those of regulatory authorities.

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

Our Insurance Subsidiaries are required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Our Insurance Subsidiaries are subject to assessments in the states where we do business for various purposes, including the provision of funds necessary to fund the operations of the Insurance Department and insolvency funds. In 2012, the Insurance Subsidiaries were assessed $12.4 million by various state insurance-related agencies. These assessments are generally set based on an insurer’s percentage of the total premiums written in a state within a particular line of business. The Company is permitted to assess premium surcharges on workers’ compensation policies that are based on statutorily enacted rates. As of December 31, 2012, the liability for the various workers’ compensation funds, which includes amounts assessed on workers’ compensation policies, was $7.5 million for our Insurance Subsidiaries. As our company grows, our share of any assessments may increase. However, we cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments could have a material adverse effect on our financial condition or results of operations.

Our ability to meet ongoing cash requirements and pay dividends may be limited by our holding company structure and regulatory constraints.

Tower is a holding company and, as such, has no direct operations of its own. Tower does not expect to have any significant operations or assets other than its ownership of the shares of its operating subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our stockholders. As of December 31, 2012, the maximum amount of distributions that our insurance subsidiaries could pay to Tower without approval was $33.5 million and the maximum return of capital available from CastlePoint Re without permission was $43.0 million. If you require dividend income you should carefully consider these risks before making an investment in our company.

Although we have paid cash dividends in the past, we may not pay cash dividends in the future.

We have a history of paying dividends to our stockholders when sufficient cash is available, and we currently intend to pay dividends in each quarter of 2013. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors, including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner previously discussed in this section. Also, there can be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

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

The operations and maintenance of our policy, billing, claims administration systems, and data warehouse have been operating in one production data center environment and one disaster recovery environment which are located in two separate regions. The development and implementation of new claims, billing and policy issuance systems have begun. Until these systems are fully migrated and implemented, we must depend on existing technology platforms that require more manual or duplicate processing.

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

Currently pending or future litigation, regulatory inquiries or governmental proceedings could result in material adverse consequences, including injunctions, judgments or settlements.

Tower is, and from time to time becomes, involved in lawsuits, regulatory inquiries and governmental and other legal proceedings arising out of the ordinary course of its business. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions of these types of matters is often uncertain. Additionally, the possible outcomes or resolutions of these matters could include adverse judgments or settlements, either of which could require substantial payments or changes in the manner in which Tower conducts its business, and could materially adversely affect Tower’s business, financial condition, results of operations, prospects or stock price.

On February 21, 2013, the DFS announced that it was investigating certain insurers, including Tower’s largest insurance company subsidiary, TICNY, for unacceptable claims practices in New York related to Superstorm Sandy. In connection with such investigation, the DFS previously issued an Insurance Law Section 308 letter to TICNY, which directed TICNY to provide information and supporting documentation and to which TICNY, as a New York-domiciled insurer, is legally required to respond. Tower is cooperating with the DFS in connection with such inquiry. Tower has responded to the DFS that the allegations in this matter do not constitute a pattern or practice of Tower. The investigation is still ongoing. Although Tower does not believe that the investigation will have a material adverse effect on Tower’s consolidated financial condition or results of operations or that Tower will be subject to material sanctions or other penalties, Tower is unable to predict the outcome of the investigation or whether Sandy-related claims practices will result in additional regulatory inquiries or legal proceedings.

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

There is an emerging scientific consensus that the earth is getting warmer. Climate change, to the extent it produces rising temperatures and changes in weather patterns, may affect the frequency and severity of storms and other weather events, the affordability, availability and underwriting results of homeowners and commercial property insurance, and, if frequency and severity patterns increase, could negatively affect our financial results.

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

Our results of operations are materially affected by conditions in the capital markets and the economy generally. The stress experienced by capital markets that began in the second half of 2007 continued, albeit at a reduced pace, throughout 2012. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets going forward. These concerns and the continuing market upheavals may have an adverse effect on us. Our revenues may decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged market disruptions we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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

Level 2 — Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs. Included are investments in U.S. Treasury securities and obligations of U.S. government agencies, together with municipal bonds, corporate debt securities, commercial mortgage and asset-backed securities, and certain residential mortgage-backed securities that are generally investment grade.

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

At December 31, 2012, 5.9%, 93.1% and 1.0% of these securities represented Level 1, Level 2 and Level 3, respectively. The availability of observable inputs varies and is affected by a wide variety of factors. When the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. The degree of judgment exercised by management in determining fair value is greatest for investments categorized as Level 3. For investments in this category, we consider prices and inputs that are current as of the measurement date.

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

We hold certain investments that may lack liquidity, such as non-agency residential mortgage-backed securities, subprime mortgage-backed securities, certain commercial mortgage-backed securities, rated below AA, and our other invested assets. These asset classes represented 39.8% of the carrying value of our total cash and invested assets as of December 31, 2012.

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

Our gross unrealized losses on fixed maturity securities at December 31, 2012 were $1.9 million pre-tax, and the amount of gross unrealized losses on fixed maturity securities that have been in an unrealized loss position for twelve months or more is $0.3 million pre-tax. Realized losses or impairments may have a material adverse impact on our results of operation and financial position.

If our business does not perform well, we may be required to recognize an impairment of our goodwill, intangible or other long-lived assets, or to establish a valuation allowance against the deferred income tax asset, which could adversely affect our results of operations or financial condition.

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

The Company performs an impairment test for each of our reporting units with goodwill annually or whenever events or circumstances indicate that the value of goodwill may be impaired. In performing Step 1 of the impairment test, management compared the fair value of the reporting units to their carrying value including goodwill. If the carrying value including goodwill were to exceed the fair value of a reporting unit, Step 2 of the test would be performed. Step 2 of the impairment test requires the carrying value of goodwill to be reduced to its fair value, if lower, as of the test date. For Step 1 of the test, the Company estimated the reporting unit’s fair value using an average of five standard valuation techniques, which include a market multiples based on (i) book value; (ii) tangible book value; (ii) estimates of projected results for 2013 and 2014; and, (iv) a valuation technique using discounted cash flows (“DCF”) to be generated by the reporting unit, which include a terminal value.

The Company also compared the aggregate fair value of the reporting units to Tower’s overall market capitalization. The aggregate fair value of the reporting units exceeded Tower’s book value by 1% and market capitalization by 42%; management believes that the implied premium of the aggregate fair value over market capitalization is a reasonable valuation for an acquisition control premium (the price in excess of a stock’s market price that investors would typically pay to gain control of an entity).

For the Commercial Insurance reporting unit, the Company determined in Step 1 that the reporting unit’s fair value was less than its carrying value, primarily driven by the overall market capitalization. Accordingly, recoverability was evaluated assuming fair value was allocated to assets and liabilities as if the reporting unit had been acquired in a business combination. In Step 2, the implied value of the Commercial Insurance reporting unit’s goodwill was greater than its goodwill carrying value by approximately $5 million considering an acquisition control premium of 42%; therefore, goodwill was not impaired and no write-down was required; however, the Step 1 comparison indicates a greater risk of future impairment for this reporting unit’s goodwill.

For the Personal Insurance reporting unit, management determined in Step 1 that the reporting unit’s fair value was in excess of its carrying value by 9% or $21 million considering an acquisition control premium of 42%; and therefore goodwill was not impaired.

In November and December 2012, Tower’s market capitalization was negatively impacted by what management believes was the uncertainty about the results of Superstorm Sandy coupled with the uncertainty as to the timing of the merger with Canopius: therefore, despite a temporary decline in the Company’s share price, management determined that there were no events or material changes in circumstances that indicated that a material change in the fair value of the Company’s reporting units had occurred.

Subsequent goodwill assessments could result in impairment due to the impact of a volatile financial market on earnings, discount assumptions, liquidity and market capitalization, as well as our assessment of segment organization upon the completion of the proposed merger with the Canopius Bermuda Operations. Slight changes in the factors we consider when evaluating our goodwill for impairment losses (such as forecasted future cash flows, changes in discount rates or market multiples derived from peer companies) could result in a significant charge for impairment losses reported in our consolidated financial statements. In addition, if our market capitalization decreases, we may be required to record goodwill impairment charges in future periods. Management will continue to monitor its goodwill for possible future impairments. See “Note 8 – Goodwill and Intangible Assets” in the notes to consolidated financial statements.

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

Risks Related to the Proposed Merger

Existing Tower stockholders will own a smaller share of the new combined entity herein referred to as “Tower Ltd.” following completion of the proposed merger.

Several factors used in determining the per share merger consideration will have a dilutive impact on the ownership percentage of Tower stockholders in Tower Ltd. following the merger, including (i) the investment discount received by the third party investors in the third party sale, (ii) the 5% placement fee paid to the placement agents in connection with the third party sale, (iii) declines in the market value of Tower common stock and (iv) appreciation of the tangible net asset value of Canopius Bermuda prior to the effective time. Each of these factors may result in Tower stockholders owning a smaller share of Tower Ltd. following completion of the proposed merger. However, Tower will not consummate the merger if the former stockholders and option holders of Tower, as well as holders of Tower’s convertible notes, could own 80% or more or less than 76% of the fully diluted capital stock of Tower Ltd. immediately following the effective time. The percentage of note holders that elect to convert their convertible notes will not be known until after the per share stock consideration for Tower stockholders has already been determined. See “—Conversion of the convertible notes may dilute the ownership interest of existing Tower stockholders in Tower Ltd.”

The table below shows the sensitivity of the stock conversion number and the Tower Ltd. common share ownership percentage of Tower stockholders to the price of Tower common stock and the adjusted Canopius Bermuda price per share using an illustrative range of prices. The actual price of Tower common stock and the adjusted Canopius Bermuda price per share may differ materially from those shown in the table below.

At $196,705,886 in Target NAV or $16.17

Adjusted Canopius Bermuda Price Per Share (2)(3)

	Assuming no Conversion of Tower’s Convertible Notes		Assuming Conversion of Tower’s Convertible Notes

Tower Stock Price (1)	Stock Conversion Number	% of Tower Ltd. Owned by Tower Stockholders (4)	Stock Conversion Number	% of Tower Ltd. Owned by Tower Stockholders (5)

$18.50	1.1438x	76.2%	1.1438x	79.0%
$19.00	1.1747x	76.7%	1.1747x	79.5%
$19.50	1.2056x	77.1%	1.2056x	79.9%

(1) The closing price per share of Tower common stock on NASDAQ on the pricing date of the third party sale.

(2) “Adjusted Canopius Bermuda price per share” means the quotient obtained by dividing (i) the sum of (a) the target TNAV amount, (b) the value of the retained business, (c) the aggregate amount of the placement fees received by the placement agents in connection with the third party sale, which will be calculated at a fixed percentage of 5% of the total amount raised in the third party sale and (d) the aggregate amount, expressed in dollars, equal to the absolute value of the discount from the closing price of Tower’s common stock on the pricing date of the third party sale, or on another reasonably current date (as agreed by Tower, Canopius Bermuda and the third party investors), that Tower, Canopius Bermuda and the third party investors have agreed is necessary in order to effect the third party sale, by (ii) the aggregate number of Canopius Bermuda common shares sold in the third party sale. Illustrative Adjusted Canopius Bermuda price per share assumes a 5% discount for third party investors. Actual discount may be larger or smaller. See “The Merger—Illustrative Examples of Stock Conversion Number.”

(3) Canopius Bermuda currently has 150,000,000 shares authorized and 100 shares issued and outstanding. Prior to the closing of the transaction and in conjunction with the restructuring, Canopius Bermuda intends to increase the number of its shares issued and outstanding. 14,025,737 reflects the current estimate of Canopius Bermuda’s post-restructuring outstanding shares.

(4) Assumes for illustrative purposes 38,376,845 Tower common shares outstanding as of September 30, 2012 (and 855,530 options to purchase common shares). At some Tower share prices, holders of the convertible notes may decide to elect merger consideration. See “—Conversion of the convertible notes may dilute the ownership interest of existing Tower stockholders in Tower Ltd.”

(5) Assumes for illustrative purposes 38,376,845 Tower common shares outstanding as of September 30, 2012 (and 855,530 options to purchase common shares) and 7,011,962 shares issued under exercise of the “make-whole fundamental change” provision as of September 30, 2012.

Conversion of the convertible notes may dilute the ownership interest of existing Tower stockholders in Tower Ltd.

On September 20, 2010, Tower issued $150 million aggregate principal amount of 5.00% Convertible Senior Notes scheduled to mature on September 15, 2014, which are referred to in this Form 10-K as the convertible notes, pursuant to an indenture with U.S. Bank National Association, as trustee, which is referred to in this Form 10-K as the convertible note indenture. The convertible note indenture, including the form of convertible note, and the convertible note hedging transactions entered into by Tower in connection therewith, were filed as an exhibit to Tower’s Current Report on Form 8-K on September 20, 2010 and are incorporated herein by reference.

Among other consequences, consummation of the proposed merger will constitute a “make-whole fundamental change” under the terms of the convertible note indenture, which will entitle the holders of the convertible notes to elect to convert all or a portion of their notes within three business days following satisfaction of the conversion procedures at an increased conversion rate for the merger consideration. Any common shares of Tower Ltd. issued upon conversion of the convertible notes will not be registered under an existing registration statement. Tower expects, but is not required to, file a resale registration statement covering such shares following the merger.

Upon conversion (which is solely at the option of a note holder), Tower may elect to deliver shares of its common stock together with cash in lieu of fractional shares (which is described as a physical settlement); cash payment without any delivery of shares of common stock (which is referred to as a cash settlement); or a combination of cash and common stock (which is referred to as a combination settlement).

Prior to the close of business on the business day immediately preceding March 15, 2014, Tower will use the same settlement methods for all conversions occurring on the same conversion date. However, prior to March 15, 2014, Tower Ltd. will not have any obligation to use the same settlement method with respect to conversions that occur on different conversion dates.

If Tower does not elect a settlement method, then a combination settlement will be used and the cash amount will be $1,000. Tower Ltd.’s policy will be to settle conversions of the notes using a combination settlement with a cash amount of $1,000 (assuming that the product of the applicable conversion rate and the last reported sale price of Tower’s common stock as of the relevant conversion date is at least equal to $1,000, and subject to the settlement policies described above).

Furthermore, the terms of the convertible notes permit Tower to convert such notes using shares of Tower Ltd. in lieu of cash, and Tower currently anticipates that it will effect any such conversion using common shares of Tower Ltd.

If Tower elects to settle any such conversion using Tower Ltd. common shares in lieu of cash, such Tower Ltd. common shares will dilute the ownership interests of Tower’s existing stockholders in Tower Ltd. notwithstanding the convertible note hedging transactions entered into by Tower.

The following table illustrates the maximum number of shares holders of the convertible notes could receive in the event they choose to convert all their notes into Tower common shares as of December 31, 2012 and the potential value of those shares.

Tower Share Price	Maximum Number of Shares Issued to Note holders	Dollar Value of Shares Issued to Note holders

$18.50	7,011,962	$129,721,297
$19.00	7,011,962	$133,227,278
$19.50	7,011,962	$136,733,259

For the period from December 10, 2012 to February 14, 2013, the convertible notes have traded in a range from 100.250% to 109.125% of par, implying an aggregate market value of the convertible notes of $150,375,000 to $163,687,500. Based on the dollar value of the potential conversion and the recent trading value, Tower management does not expect that the convertible note holders will exercise their conversion rights.

However, whether a convertible note holder elects to convert following the closing date is unpredictable and is based on numerous factors that are unknown to, or outside of the control of, Tower. For instance, holders of the convertible notes would likely take into consideration Tower’s share price, the volatility of Tower’s share price and the credit quality of Tower Ltd., among other factors, in determining whether to exercise their conversion rights. Accordingly, Tower stockholders should analyze the benefits and detriments of the merger assuming the alternatives of full, partial and no conversion.

Failure to consummate the proposed merger could negatively impact the stock price and the future business and financial results of Tower.

If the proposed merger is not consummated, the ongoing business of Tower may be adversely affected and, without realizing any of the benefits of having consummated the merger, Tower will be subject to a number of risks, including the following:

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

If the proposed merger is not consummated, these risks may materialize and may adversely affect Tower’s business, financial results and stock price.

The combination of the businesses currently conducted by Tower and Canopius Bermuda will create numerous risks and uncertainties, which could adversely affect Tower Ltd.’s operating results or prevent Tower Ltd. from realizing the expected benefits of the merger.

Strategic transactions like the proposed merger create numerous uncertainties and risks and require significant efforts and expenditures. Tower will transition from a standalone public Delaware corporation to being part of a combined company organized in Bermuda. This combination will entail many changes, including the integration of Canopius Bermuda with Tower, and changes in systems and other operations. These activities are complex, and Tower Ltd. may encounter unexpected difficulties or incur unexpected costs, including:

•	the diversion of Tower Ltd. management’s attention to integration of operations and corporate and administrative infrastructures;

•	difficulties in achieving anticipated business opportunities and growth prospects from combining the business of Canopius Bermuda with that of Tower;

•	difficulties in the integration of operations and systems;

•	challenges in keeping existing insureds and cedents and obtaining new insureds and cedents; and

•	challenges in attracting and retaining key personnel.

If any of these factors impairs Tower Ltd.’s ability to integrate the operations of Tower with those of Canopius Bermuda successfully or on a timely basis, Tower Ltd. may not be able to realize the anticipated business opportunities and growth prospects from combining the businesses. In addition, Tower Ltd. may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of its business.

In addition, the market price of Tower Ltd. common shares may decline following the proposed business combination, including if the integration of Tower and Canopius Bermuda is unsuccessful, takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or the effect of the business combination on the financial results of the combined company is otherwise not consistent with the expectations of financial analysts or investors.

There may be unexpected delays in the consummation of the proposed merger, which would delay Tower stockholders’ receipt of the merger consideration and could impact Tower’s ability to timely achieve contemplated cost savings associated with the proposed merger.

The proposed merger is expected to close in the first quarter of 2013. However, certain events may delay the consummation of the merger, including, without limitation, the inability to obtain required approval of Tower stockholders, among others. If these events were to occur, the receipt of shares of Tower Ltd. common stock by Tower stockholders would be delayed. In addition, a delay in the consummation of the merger could impact Tower Ltd.’s ability to timely realize cost savings associated with the merger. As previously announced by Tower, Tower has received or made, as applicable, all required insurance regulatory consents, notifications and approvals with respect to the proposed merger.

As a result of the proposed merger, Tower Ltd. will incur additional direct and indirect costs.

Tower Ltd. will incur additional costs and expenses in connection with and as a result of the proposed merger. These costs and expenses include professional fees to comply with Bermuda corporate and tax laws and financial reporting requirements, costs and expenses incurred in connection with holding meetings of the Tower Ltd. Board of Directors and certain executive management meetings outside of the United States, as well as any additional costs Tower Ltd. may incur going forward as a result of its new corporate structure. There can be no assurance that these costs will not exceed the costs historically borne by Tower and Canopius Bermuda.

Due to the variables involved in the transaction, Tower stockholders will not know the amount of Tower Ltd. common shares they will receive as merger consideration prior to voting on the merger.

At the effective time, among other things, each issued and outstanding share of Tower common stock that you own will be cancelled and converted automatically into the right to receive a number of common shares of Tower Ltd. equal to the stock conversion number. The stock conversion number will be based on a variety of factors, which are not known at this time and will not be known until the third party sale is complete, including (i) the value of the retained business, (ii) the closing price of Tower common stock on NASDAQ on the pricing date of the third party sale and (iii) the investment discount received by the third party investors in the third party sale.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease 107,282 rentable square feet of space at 120 Broadway in New York, New York, occupying both the 30th and 31st floors. In addition to this space, we also lease 13,718 rentable square feet at 100 William Street in New York, New York.

We also lease office space in Irvine, California; New Haven, Connecticut; Ft. Lauderdale, Florida; Maitland, Florida; Atlanta, Georgia; Chicago, Illinois; Quincy, Massachusetts; Westborough, Massachusetts; Portland, Maine; Jersey City, New Jersey; Moorestown, New Jersey; Melville, New York; Williamsville, New York; Irving, Texas; Petaluma, California; Saint Louis, Missouri; Palm Springs, California; and Charlotte, North Carolina.

We had several leases that expired in 2012 that were not renewed. They were located in Glastonbury, Connecticut; Mobile, Alabama; Philadelphia, Pennsylvania; Canton, Massachusetts; Paramus, New Jersey; Shelton, Connecticut; and Marlborough, Massachusetts.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shareholders

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “TWGP”. We have one class of authorized common stock for 100,000,000 shares at a par value of $0.01 per share.

As of February 26, 2013, there were 38,401,626 common shares issued and outstanding that were held by 162 shareholders of record.

Price Range of Common Stock and Dividends Declared

The high and low sales prices for quarterly periods from January 1, 2011 through December 31, 2012 were as follows:

	High	Low	Common Stock Dividends Declared

2012
First quarter	$23.86	$20.09	$0.188
Second quarter	22.96	18.90	0.188
Third quarter	21.86	17.72	0.188
Fourth quarter	20.40	16.50	0.188

2011
First quarter	27.86	22.75	0.125
Second quarter	24.45	21.86	0.188
Third quarter	24.45	20.00	0.188
Fourth quarter	24.64	19.78	0.188

Dividend Policy

The Company paid quarterly dividends of $0.1875 per share on March 23, 2012, June 22, 2012, September 21, 2012 and December 21, 2012. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our Board of Directors deems relevant.

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

Pursuant to the terms of the subordinated debentures underlying our trust preferred securities, we and our subsidiaries cannot declare or pay any dividends if we are in default of or if we have elected to defer payments of interest on those debentures. The Company declared dividends on common stock as follows:

(in $ thousands)	2012	2011
Common stock dividends declared	$29,075	$27,894

In 2012, the Company purchased 103,599 shares of its common stock from employees in connection with the vesting of restricted stock issued in connection with its 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.

Common Stock Repurchase Program

The Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. The original share repurchase program had no expiration date. In the year ended December 31, 2012, the Company purchased 1.1 million shares with a fair market value of $21.0 million of its common stock under these programs. In the year ended December 31, 2011, 2.9 million shares were purchased under this program at an aggregate consideration of $64.6 million. As of December 31, 2012, the original $100 million share purchase program had been fully utilized and $26.4 million remained available for future share repurchases under the new program.

The following table summarizes the Company’s stock repurchases for the year ended December 31, 2012, and includes employees’ withholding tax obligations on the vesting of restricted stock and the share repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publically Announced Repurchase Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Repurchase Plans

January 1 - 31, 2012	-	$-	-	$47,393,984
February 1 - 28, 2012	-	-	-	47,393,984
March 1 - 31, 2012	96,861	22.11	-	47,393,984

Subtotal first quarter	96,861	22.11	-	47,393,984
April 1 - 30, 2012	70	21.89	-	47,393,984
May 1 - 31, 2012	469,581	19.61	469,445	38,190,455
June 1 - 30, 2012	589,962	19.98	589,673	26,407,074

Subtotal second quarter	1,059,613	19.82	1,059,118	26,407,074
July 1 - 31, 2012	-	-	-	26,407,074
August 1 - 31, 2012	6,105	17.89	-	26,407,074
September 1 - 30, 2012	-	-	-	26,407,074

Subtotal third quarter	6,105	17.89	-	26,407,074
October 1 - 31, 2012	138	19.86	-	26,407,074
November 1 - 30, 2012	-	-	-	26,407,074
December 1 - 31, 2012	-	-	-	26,407,074

Subtotal fourth quarter	138	19.86	-	26,407,074

Total year ended December 31, 2012	1,162,717	$20.00	1,059,118	$26,407,074

(1) Includes 103,599 shares withheld to satisfy tax withholding amounts due from employees upon the receipt of previously restricted shares.

(2) Including commissions.

Item 6. Selected Consolidated Financial Information

The selected consolidated income statement data for the years ended December 31, 2012, 2011 and 2010, and the balance sheet data as of December 31, 2012 and 2011 are derived from our audited financial statements included elsewhere in this document, which have been prepared in accordance with GAAP. You should read the following selected consolidated financial information along with the information contained in this document, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year ended December 31,
($ in millions, except per share amounts)	2012	2011	2010	2009	2008

Income Statement Data
Gross premiums written	$1,971.1	$1,810.9	$1,496.4	$1,070.7	$634.8
Ceded premiums written	231.7	172.3	182.3	184.5	290.8

Net premiums written	1,739.4	1,638.6	1,314.1	886.2	344.0

Net premiums earned	1,721.5	1,593.9	1,292.7	854.7	314.6
Ceding commission revenue	32.3	34.0	39.3	42.7	79.1
Insurance services revenue	3.4	1.6	2.2	5.1	68.2
Policy billing fees	12.6	10.5	6.2	3.0	2.3
Net investment income	127.2	126.4	107.2	74.9	34.6
Net realized gains (losses) on investments	25.5	9.4	14.7	0.3	(14.4)

Total revenues	1,922.5	1,775.8	1,462.3	980.7	484.4
Losses and loss adjustment expenses	1,253.9	1,055.2	784.0	475.5	162.7
Operating expenses:
Direct and ceding commission expenses	359.7	309.8	267.9	204.7	132.5
Other operating expenses (1)	316.7	280.5	231.4	149.8	94.5
Acquisition-related transaction costs	9.2	0.4	2.4	14.0	-
Interest expense	32.6	34.3	24.2	17.6	8.4

Total expenses	1,972.1	1,680.2	1,309.9	861.6	398.1
Other income
Earnings in unconsolidated affiliate	(2.5)	-	-	(0.8)	0.3
Gain on investment in acquired unconsolidated affiliate	-	-	-	7.4	-
Gain on bargain purchase	-	-	-	12.7	-

Income (loss) before income taxes	(52.1)	95.6	152.4	138.4	86.6
Income tax expense (benefit)	(26.7)	24.1	52.1	43.7	32.8

Net income (loss)	$(25.4)	$71.5	$100.3	$94.7	$53.8
Less: Net income (loss) attributable to Noncontrolling Interests	2.8	11.0	(6.1)	-	-

Net income (loss) attributable to Tower Group, Inc.	$(28.2)	$60.5	$106.4	$94.7	$53.8

Per Share Data
Basic earnings (loss) per share attributable to Tower stockholders	$(0.73)	$1.48	$2.45	$2.41	$2.31
Diluted earnings (loss) per share attributable to Tower stockholders	$(0.73)	$1.48	$2.44	$2.39	$2.29

Weighted average outstanding (in thousands):
Basic	38,795	40,833	43,462	39,363	23,291
Diluted	38,795	40,931	43,648	39,581	23,485

Selected Insurance Ratios

Net loss ratio (2)	72.8%	66.2%	60.7%	55.6%	51.7%
Net underwriting expense ratio (3)	36.4%	34.1%	35.7%	35.0%	31.7%

Net combined ratio (4)	109.2%	100.3%	96.4%	90.6%	83.4%

	As of December 31,
($ in millions, except per share amounts)	2012	2011	2010	2009	2008

Summary Balance Sheet Data
Cash and cash equivalents	$100.3	$114.1	$140.2	$175.2	$146.6
Investments	2,554.5	2,587.4	2,474.5	1,896.8	541.0
Premiums receivable	422.1	426.4	407.6	298.3	212.7
Reinsurance recoverable	513.8	343.6	300.9	214.5	272.6
Deferred acquisition costs, net	180.9	168.9	164.1	126.3	28.4
Intangible assets	106.8	114.9	123.8	53.4	20.5
Goodwill	241.5	241.5	241.5	241.5	19.0
Total assets	4,749.0	4,453.6	4,184.9	3,311.0	1,555.2
Loss and loss adjustment expenses	1,895.1	1,632.1	1,610.4	1,132.0	535.0
Unearned premium	920.9	893.2	872.0	658.9	328.8
Debt	449.7	426.9	374.3	235.1	101.0
Tower Group Inc. stockholders’ equity	980.8	1,033.8	1,043.0	1,018.7	317.6

Per Share Data:
Book value per share(5)	$25.54	$26.36	$25.14	$22.65	$13.61
Dividends declared per share-common stock	$0.75	$0.69	$0.39	$0.26	$0.20

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

(5) Book value per share is based on Tower Group, Inc. stockholders’ equity divided by common shares outstanding at year end.

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

Overview

Tower, through its subsidiaries, offers a broad range of general commercial, specialty commercial and personal property and casualty insurance products and services to businesses in various industries and to individuals throughout the United States. We provide these products on both an admitted and an excess and surplus (“E&S”) lines basis. Insurance companies writing on an admitted basis are licensed by the states in which they sell policies and are required to offer policies using premium rates and forms that are filed with state insurance regulators. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them the flexibility to change the coverage offered and the rate charged without the time constraints and financial costs associated with the filing process.

Our consolidated results of operations in 2012 reflect continued growth from our Assumed Reinsurance products as well as growth from acquisitions completed in prior years. Our consolidated revenues and expenses reflect the results of these acquired companies from their respective acquisition dates and this affects the comparability of our results between years.

Subsequent to the acquisition of the One Beacon Personal Lines Division (“OBPL”) on July 1, 2010, the Company changed the presentation of its business results, by allocating the personal insurance business previously reported in the Brokerage Insurance segment along with the newly acquired OBPL business to a new Personal Insurance segment and merged the commercial business previously reported in either the Brokerage Insurance or Specialty Business segments in a new Commercial Insurance segment. The Company retained its Insurance Services segment which includes fees earned by the management companies. This change in presentation reflects the way management organizes the Company for making operating decisions and assessing profitability. In developing cost allocations between the Commercial and Personal Insurance segments, management has made significant assumptions regarding costs of reinsurance and internal services provided on behalf of such segments. As management receives additional facts which enhance its ability to apportion such costs, it may modify such allocation. If modifications are made, such adjustments will be made to all reporting periods disclosed.

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

Our commercial lines products include commercial multiple-peril (provides both property and liability insurance), monoline general liability (insures bodily injury or property damage liability), commercial umbrella, mono line property (insures buildings, contents or business income), workers’ compensation, fire and allied lines, inland marine, commercial automobile policies and assumed reinsurance. Our personal lines products consist of homeowners, personal automobile and umbrella policies.

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

NAV PAC Division of Navigators Group, Inc. (“NAV PAC”)

On January 14, 2011, Tower obtained the renewal rights to the middle market commercial package and commercial automobile business underwritten through the NAV PAC division of Navigators Group, Inc. Tower pays Navigators Insurance Company a commission equal to 2% of the direct premiums written under this renewal rights arrangement. This business allowed us to expand our middle market commercial product offering into certain niche classes of business. This renewal rights acquisition represents the ability to write future insurance business and does not include the acquisition of any assets or liabilities of NAV PAC. Accordingly, this transaction was not accounted for as a business combination.

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

Losses and loss adjustment expenses. We establish loss and loss adjustment expense (“LAE”) reserves in an amount equal to our estimate of the ultimate liability for claims under our insurance policies and the cost of adjusting and settling those claims less the amounts already paid on these claims. Loss and LAE expense recorded in a period includes estimates for losses incurred during the period and changes in estimates for prior periods.

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

Underwriting expense ratio. The gross underwriting expense ratio is the ratio of direct commission expenses and other underwriting expenses less policy billing fees to gross premiums earned. The gross underwriting expense ratio measures a company’s operational efficiency in producing, underwriting and administering its insurance business. We also calculate our net underwriting expense ratio after the effect of ceded reinsurance. Ceding commission revenue is applied to reduce our underwriting expenses in our insurance company operation.

Combined ratio. We use the net combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. We analyze the combined ratio on a gross (before the effect of reinsurance) and net (after the effect of reinsurance) basis. If the combined ratio is at or above 100%, an insurance company is not underwriting profitably and may not be profitable unless investment income is sufficient to offset underwriting losses.

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

Book value per share. Book value per share is calculated as Tower Group, Inc, stockholders’ equity divided by the number of shares outstanding. We use this as a measure of value per share of the Company independent from the market price per share.

Tangible book value per share. Tangible book value per share is calculated as Tower Group, Inc, stockholders’ equity, less intangible assets and goodwill, divided by the number of shares outstanding. We use this as a measure of value per share of the Company independent from the market price per share.

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

The following table provides a reconciliation of operating income to net income attributable to Tower Group, Inc. on a GAAP basis. The operating income is used to calculate operating earnings per share and operating return on average equity.

	Year Ended December 31,
($ in thousands)	2012	2011	2010

Operating income (loss)	$(27,854)	$56,331	$98,861
Net realized gains (losses) on investments attributable to Tower Group, Inc.	12,245	6,980	14,910
Acquisition-related transaction costs	(9,229)	(360)	(2,369)
Income tax	(3,316)	(2,470)	(5,046)

Net income (loss) attributable to Tower Group, Inc.	$(28,154)	$60,481	$106,356

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

Our most critical accounting estimates involve the estimation of reserves for losses (including losses that have occurred but had not been reported by the financial statement date) and LAE, establishing fair value of losses and LAE for acquired businesses, net earned premiums, the reporting of ceding commissions earned, the amount and recoverability of reinsurance recoverable balances, deferred acquisition costs, investment impairments and potential impairments of goodwill and intangible assets.

Loss and loss adjustment expense reserves. The reserving process for loss and LAE reserves provides management’s best estimate at a particular point in time of the ultimate unpaid cost of all losses and LAE incurred, including settlement and administration of losses, and is based on facts and circumstances then known and including losses that have been incurred but not yet reported. The process includes using actuarial methodologies to assist in establishing these estimates, judgments relative to estimates of future claims severity and frequency, the length of time before losses will develop to their ultimate level and the possible changes in the law and other external factors that are often beyond our control. There are various actuarial methods that are appropriate for the different lines of business, and our actuaries’ use of a particular method or weighting of methods depends in part on the maturity of each accident year by line of business, the limits of liability covered under the policies, the presence or absence of large claims in the experience, and other considerations. In general, the various actuarial methods can be grouped into three categories: loss ratio projection, loss development methods, and the B-F method. For the most recent accident year, and especially for liability lines of business, the actuarial method given the most weight is usually the loss ratio method, since the percentage of ultimate claims reported to date is expected to be low and the immature reported claims experience is not a reliable indicator of ultimate losses for that accident year. For property lines of business for the most recent accident year, the B-F method is usually given the most weight, because experience typically shows that there is a small percentage of claims reported in the subsequent period due to normal lags in reporting and processing of claims in these lines of business that can be relatively reliably estimated as a percentage of premiums, which is reflected in the B-F method. For each line of business, the actuarial reserving method usually given the most weight shifts from the loss ratio projection to the B-F method to the incurred loss projection as each accident year matures. These methods are described in “Business—Loss and Loss Adjustment Expense Reserves.”

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

Establishing fair value of loss and LAE reserves for acquired companies. At acquisition date, accounting standards require that loss and LAE reserves must be set to fair value. As there are no readily observable markets for these liabilities, we use a valuation model that estimates net nominal future cash flows related to the loss and LAE reserve. This valuation is adjusted for the time value of money and a risk margin to compensate the Company for holding capital supporting the risk associated with the liabilities. This adjustment is referred to as the “reserve risk premium”, which is amortized over the expected payout pattern of the claims.

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

Ceding commissions under a quota share reinsurance agreement are based on the agreed-upon commission rate applied to the amount of ceded premiums written. Ceding commissions are realized as income as ceded premiums written are earned. The ultimate commission rate earned on our quota share reinsurance contracts is determined by the loss ratio on the ceded premiums earned. If the estimated loss ratio decreases from the level currently in effect, the commission rate increases and additional ceding commissions are earned in the period in which the decrease is recognized. If the estimated loss ratio increases, the commission rate decreases, which reduces ceding commissions earned. As a result, the same uncertainties associated with estimating loss and LAE reserves affect the estimates of ceding commissions earned. We monitor the ceded ultimate loss ratio on a quarterly basis to determine the effect on the commission rate of the ceded premiums earned that we accrued during prior accounting periods. The estimated ceding commission income relating to prior years recorded in 2012, 2011, and 2010 was a decrease of $0.1 million, $2.7 million and $2.2 million, respectively. These decreases are attributed to prior year reserve development that was not initially anticipated.

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

If an other-than-temporary-impairment (“OTTI”) loss is determined for a fixed-maturity security (for which we do not have the intent to sell or it is not more likely than not we would be required to sell), the credit portion is recorded in the income statement as realized investment losses and the non-credit portion is recorded in accumulated other comprehensive income. The credit portion results in a permanent reduction in the cost basis of the underlying investment. For all other fixed-maturity security and equity security impairments, the entire impairment is reflected as a realized investment loss and reduces the cost basis of the security. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. We recorded OTTI losses on our fixed maturity and equity securities in the amounts of $9.9 million, $3.5 million and $14.9 million in 2012, 2011, and 2010, respectively, of which $9.6 million, $3.2 million and $3.0 million were recorded in Net realized investment gains (losses) in 2012, 2011, and 2010, respectively.

Since total unrealized losses are a component of stockholders’ equity, the recognition of OTTI losses has no effect on our comprehensive income or stockholders’ equity.

See “Business-Investments” and “Note 6 – Investments” in the notes to consolidated financial statements for additional detail regarding our investment portfolio at December 31, 2012, including disclosures regarding OTTI.

Goodwill and intangible assets and potential impairment. The costs associated with a group of assets acquired in a transaction are allocated to the individual assets, including identifiable intangible assets, based on their relative fair values. Purchase consideration in excess of the fair value of tangible and intangible assets is recorded as goodwill.

Identifiable intangible assets with a finite useful life are amortized over the period in which the asset is expected to contribute directly or indirectly to our future cash flows. Identifiable intangible assets with finite useful lives are amortized over their useful lives and tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. Identifiable intangible assets with indefinite useful lives are not amortized. Rather, they are tested for recoverability at least annually or whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. No impairment losses were recognized on intangible assets with a finite useful life in 2012, 2011 or 2010.

The Company completed its annual indefinite lived intangible asset assessment as of September 30, 2012. An impairment loss is recognized if the carrying value of an intangible asset is not recoverable and its carrying amount exceeds its fair value. Any amount of intangible assets determined to be impaired will be recorded as an expense in the period in which the impairment determination is made. No impairment losses were recognized on indefinite lived intangible assets in 2012, 2011 or 2010.

Goodwill is not amortized. Rather, it is tested for recoverability at least annually or whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. The Company completed its annual goodwill assessment as of September 301, 2012 for the two individual reporting units that carry goodwill, Commercial Insurance and Personal Insurance. Our Insurance Service reporting unit does not carry goodwill.

The process of evaluating goodwill for impairment requires judgments and assumptions to be made to determine the fair value of each reporting unit, including discounted cash flow calculations, assumptions that market participants would make in valuing each reporting unit and the level of the Company’s own share price. Fair value estimates we utilize both the market approach and income approach. Management considered valuation techniques such as peer company price-to-earnings and price-to-book multiples and an in-depth analysis of projected future cash flows and relevant discount rates, which considered market participant inputs. Other significant assumptions include levels of surplus available for distribution, future business growth and earnings projections for each reporting unit. Estimates of fair value are subject to assumptions that are sensitive to change and represent the Company’s reasonable expectation regarding future developments. Management also considers the implied control premium derived from its market capitalization and the implied fair value of the enterprise.

The first step of the Company’s analysis indicated that the Personal Insurance reporting unit’s fair value exceeded its carrying value by 9%. As such, the second step of the annual impairment assessment was not required. The first step of the Company’s analysis (“Step 1”) for Commercial Insurance indicated that its carrying value exceeded its fair value by 2%. Accordingly, management was required to perform the second step of the goodwill impairment test, which assumes the implied fair value from the Step 1 test is allocated to the fair value of each of the assets and liabilities in the Commercial Insurance reporting unit. In Step 2, the implied value of the Commercial Insurance reporting unit’s goodwill was greater than its goodwill carrying value by approximately $5 million considering an acquisition control premium of 42%; therefore, goodwill was not impaired and no write-down was required; however, the Step 1 comparison indicates a greater risk of future impairment for this reporting unit’s goodwill.

Of the assets and liabilities in Commercial Insurance, the value of business in the unearned premiums, the fair value of the distribution network and customer list and the reserve risk premium associated with losses and loss adjustment expense contain significant assumptions and judgment in estimating fair value. The second step of the impairment analysis for Commercial Insurance indicated that the implied goodwill for the reporting unit exceeded the carried value of goodwill. Accordingly, no impairment losses were recognized in 2012. Also, no impairment losses were recognized in 2011 or 2010.

In November and December 2012, Tower’s market capitalization was negatively impacted by what management believes was the uncertainty about the results of Superstorm Sandy coupled with the uncertainty as to the timing of the merger with Canopius: therefore, despite a temporary decline in the Company’s share price, management determined that there were no events or material changes in circumstances that indicated that a material change in the fair value of the Company’s reporting units had occurred.

Subsequent goodwill assessments could result in impairment due to the impact of a volatile financial market on earnings, discount assumptions, liquidity and market capitalization, as well as our assessment of segment organization upon the completion of the proposed merger with the Canopius Bermuda Operations. Slight changes in the factors we consider when evaluating our goodwill for impairment losses (such as forecasted future cash flows, changes in discount rates or market multiples derived from peer companies) could result in a significant charge for impairment losses reported in our consolidated financial statements. In addition, if our market capitalization decreases, we may be required to record goodwill impairment charges in future periods. Management will continue to monitor its goodwill for possible future impairments. See “Note 8 – Goodwill and Intangible Assets” in the notes to consolidated financial statements.

Consolidating Supplemental Information

The following tables present the consolidating financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010:

	December 31, 2012
($ in thousands)	Tower	Reciprocal Exchanges	Eliminations	Total

Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$2,065,148	$280,563	$-	$2,345,711
Equity securities	140,695	5,563	-	146,258
Short-term investments	4,750	-	-	4,750
Other invested assets	134,986	-	(77,200)	57,786

Total investments	2,345,579	286,126	(77,200)	2,554,505
Cash and cash equivalents	90,511	9,782	-	100,293
Investment income receivable	39,439	2,610	(16,717)	25,332
Investment in unconsolidated affiliate	70,830	-	-	70,830
Premiums receivable	377,827	47,031	(2,746)	422,112
Reinsurance recoverable on paid losses	16,927	2,503	(1,821)	17,609
Reinsurance recoverable on unpaid losses	443,803	55,839	(3,450)	496,192
Prepaid reinsurance premiums	46,120	21,143	(3,340)	63,923
Deferred acquisition costs, net	169,577	11,364	-	180,941
Intangible assets	99,914	6,854	-	106,768
Goodwill	241,458	-	-	241,458
Funds held by reinsured companies	137,545	-	-	137,545
Other assets	349,490	1,868	(19,852)	331,506

Total assets	$4,429,020	$445,120	$(125,126)	$4,749,014

Liabilities
Loss and loss adjustment expenses	$1,759,282	$139,241	$(3,450)	$1,895,073
Unearned premium	817,643	106,556	(3,340)	920,859
Reinsurance balances payable	33,590	11,546	(4,567)	40,569
Funds held under reinsurance agreements	98,081	500	-	98,581
Other liabilities	271,185	57,823	(36,769)	292,239
Deferred income taxes	16,671	19,793	-	36,464
Debt	449,731	77,000	(77,000)	449,731

Total liabilities	3,446,183	412,459	(125,126)	3,733,516

Stockholders’ equity
Common stock	469	-	-	469
Treasury stock	(181,435)	-	-	(181,435)
Paid-in-capital	780,097	9,400	(9,400)	780,097
Accumulated other comprehensive income	83,406	15,525	(15,525)	83,406
Retained earnings	298,299	7,736	(7,736)	298,299
Noncontrolling interests	2,001	-	32,661	34,662

Total stockholders’ equity	982,837	32,661	-	1,015,498

Total liabilities and stockholders’ equity	$4,429,020	$445,120	$(125,126)	$4,749,014

	December 31, 2011
($ in thousands)	Tower	Reciprocal Exchanges	Eliminations	Total

Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$2,153,620	$300,054	$-	$2,453,674
Equity securities	87,479	1,866	-	89,345
Short-term investments	-	-	-	-
Other invested assets	121,547	-	(77,200)	44,347

Total investments	2,362,646	301,920	(77,200)	2,587,366
Cash and cash equivalents	113,432	666	-	114,098
Investment income receivable	33,842	2,978	(10,038)	26,782
Premiums receivable	382,261	44,171	-	426,432
Reinsurance recoverable on paid losses	18,233	6,326	(656)	23,903
Reinsurance recoverable on unpaid losses	308,411	20,134	(8,881)	319,664
Prepaid reinsurance premiums	39,352	14,685	-	54,037
Deferred acquisition costs, net	156,992	11,866	-	168,858
Intangible assets	110,081	4,839	-	114,920
Goodwill	241,458	-	-	241,458
Funds held by reinsured companies	69,755	-	-	69,755
Other assets	320,460	1,410	(15,575)	306,295

Total assets	$4,156,923	$408,995	$(112,350)	$4,453,568

Liabilities
Loss and loss adjustment expenses	$1,495,839	$145,155	$(8,881)	$1,632,113
Unearned premium	790,185	102,991	-	893,176
Reinsurance balances payable	17,328	4,122	(656)	20,794
Funds held under reinsurance agreements	96,726	-	-	96,726
Other liabilities	279,765	35,442	(25,813)	289,394
Deferred income taxes	14,379	18,906	-	33,285
Debt	426,901	77,000	(77,000)	426,901

Total liabilities	3,121,123	383,616	(112,350)	3,392,389

Stockholders’ equity
Common stock	465	-	-	465
Treasury stock	(158,185)	-	-	(158,185)
Paid-in-capital	772,938	7,048	(7,048)	772,938
Accumulated other comprehensive income	63,053	12,840	(12,840)	63,053
Retained earnings	355,528	5,491	(5,491)	355,528
Noncontrolling interests	2,001	-	25,379	27,380

Total stockholders’ equity	1,035,800	25,379	-	1,061,179

Total liabilities and stockholders’ equity	$4,156,923	$408,995	$(112,350)	$4,453,568

	December 31, 2012
($ in thousands)	Tower	Reciprocal Exchanges	Eliminations	Total

Revenues
Net premiums earned	$1,557,882	$163,660	$-	$1,721,542
Ceding commission revenue	18,737	14,564	(966)	32,335
Insurance services revenue	33,570	-	(30,150)	3,420
Policy billing fees	11,901	714	-	12,615
Net investment income	121,908	12,574	(7,317)	127,165
Total net realized investment gains (losses)	12,245	13,231	-	25,476

Total revenues	1,756,243	204,743	(38,433)	1,922,553

Expenses
Loss and loss adjustment expenses	1,144,642	109,218	-	1,253,860
Direct and ceding commission expense	326,309	34,367	(966)	359,710
Other operating expenses	292,898	53,897	(30,150)	316,645
Acquisition-related transaction costs	9,229	-	-	9,229
Interest expense	33,268	6,679	(7,317)	32,630

Total expenses	1,806,346	204,161	(38,433)	1,972,074

Other income (expense)
Equity in income (loss) of unconsolidated affiliate	(2,534)	-	-	(2,534)

Income (loss) before income taxes	(52,637)	582	-	(52,055)
Income tax expense (benefit)	(24,483)	(2,237)	-	(26,720)

Net income (loss)	$(28,154)	$2,819	$-	$(25,335)

Ratios

Net calendar year loss and LAE	73.5%	66.7%		72.8%
Net underwriting expenses	35.5%	44.6%		36.4%
Net Combined	109.0%	111.3%		109.2%

Return on Average Equity	-2.7%

	December 31, 2011
($ in thousands)	Tower	Reciprocal Exchanges	Eliminations	Total

Revenues
Net premiums earned	$1,406,689	$187,161	$-	$1,593,850
Ceding commission revenue	27,194	6,774	-	33,968
Insurance services revenue	30,873	-	(29,303)	1,570
Policy billing fees	9,961	573	-	10,534
Net investment income	120,083	12,846	(6,455)	126,474
Total net realized investment gains (losses)	6,980	2,414	-	9,394

Total revenues	1,601,780	209,768	(35,758)	1,775,790

Expenses
Loss and loss adjustment expenses	950,830	104,419	-	1,055,249
Direct and ceding commission expense	277,285	32,541	-	309,826
Other operating expenses	257,573	52,177	(29,303)	280,447
Acquisition-related transaction costs	360	-	-	360
Interest expense	34,290	6,455	(6,455)	34,290

Total expenses	1,520,338	195,592	(35,758)	1,680,172

Income (loss) before income taxes	81,441	14,177	-	95,618
Income tax expense (benefit)	20,960	3,182	-	24,142

Net income (loss)	$60,481	$10,995	$-	$71,476

Ratios

Net calendar year loss and LAE	67.6%	55.8%		66.2%
Net underwriting expenses	33.2%	41.3%		34.1%
Net Combined	100.8%	97.1%		100.3%

Return on Average Equity	5.8%

	December 31, 2010
($ in thousands)	Tower	Reciprocal Exchanges	Eliminations	Total

Revenues
Net premiums earned	$1,198,878	$93,791	$-	$1,292,669
Ceding commission revenue	37,252	2,051	-	39,303
Insurance services revenue	19,921	-	(17,752)	2,169
Policy billing fees	5,955	300	-	6,255
Net investment income	105,505	5,118	(3,358)	107,265
Total net realized investment gains (losses)	14,910	(257)	-	14,653

Total revenues	1,382,421	101,003	(21,110)	1,462,314

Expenses
Loss and loss adjustment expenses	721,821	62,202	-	784,023
Direct and ceding commission expense	249,519	18,353	-	267,872
Other operating expenses	224,502	24,631	(17,752)	231,381
Acquisition-related transaction costs	2,369	-	-	2,369
Interest expense	24,223	3,358	(3,358)	24,223

Total expenses	1,222,434	108,544	(21,110)	1,309,868

Income (loss) before income taxes	159,987	(7,541)	-	152,446
Income tax expense (benefit)	53,631	(1,463)	-	52,168

Net income (loss)	$106,356	$(6,078)	$-	$100,278

Ratios

Net calendar year loss and LAE	60.2%	66.3%		60.7%
Net underwriting expenses	35.9%	43.3%		35.7%
Net Combined	96.1%	109.6%		96.4%

Return on Average Equity	10.3%

Consolidated Results of Operations 2012 Compared to 2011

Total revenues. Total revenues increased by 8.3% for the year ended December 31, 2012 as compared to 2011, primarily due to increased net premiums earned.

Premiums earned. Gross premiums earned for the years ended December 31, 2012 and 2011 were $1,943.3 million and $1,789.8 million, respectively. The increase of 8.6% year over year is primarily a result of increased premiums from Tower’s assumed reinsurance business in the Commercial Insurance segment.

Ceded premiums earned increased $25.9 million to $221.8 million for the year ended December 31, 2012 from $195.9 million in 2011. The Company reinsures certain of its program business through quota share treaties and purchases excess per risk and catastrophe reinsurance for all property lines. It also reinsures the homeowners and umbrella business obtained from the OBPL through a quota share treaty. The increase in ceded premium earned in 2012 is primarily attributable to the reinstatement premium on our catastrophe reinsurance program as a result of Superstorm Sandy.

Overall, the Company’s net earned premiums increased $127.7 million for the year ended December 31, 2012 compared to the prior year.

Commission and fee income. Commission and fee income, comprised of ceding commission revenue, insurance services revenue and policy billing fees, increased by $2.3 million for the year ended December 31, 2012, compared to the same period in 2011. The increase is due to additional policy billing fees and an increase in fees earned by our managing general agencies.

Net investment income and net realized gains (losses). Net investment income increased 0.5% for the year ended December 31, 2012 compared to 2011. Net investment income was comparable to the prior year period as average cash and invested assets were relatively constant for the year ended December 31, 2012 as compared to 2011. Operating cash invested in fixed income securities in 2012 and in 2011 has been affected by an extended low interest rate environment. Investments in high-yield securities, dividend paying equity securities and in alternative investments continue to be made to help maintain overall portfolio yield and to partially mitigate the impact of the lower interest rate environment.

The Company had net realized investment gains of $25.5 million for the year ended December 31, 2012 compared to gains of $9.4 million in 2011. OTTI losses recorded in earnings for the year ended December 31, 2012 were $9.6 million, an increase from $3.2 million of OTTI losses recorded for 2011. $8.3 million of the 2012 OTTI losses were in the equity portfolio and $1.3 million were in the bond portfolio. These gains and losses were a function of individual securities selected for sale when cash needs arose in the ordinary course of business or general duration management and portfolio rebalancing activity as dictated in our investment policy statement. The increase in gains in 2012 is primarily due to sales of fixed income and equity securities in the fourth quarter of 2012 to provide liquidity for claims payments associated with Superstorm Sandy.

Loss and loss adjustment expenses. The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 72.8% and 66.2% for the years ended December 31, 2012 and 2011, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 73.5% and 67.6% for the years ended December 31, 2012 and 2011, respectively. Severe weather losses added 7.3 points and 5.3 points to the loss ratio excluding the Reciprocal Exchanges in 2012 and 2011, respectively.

Excluding the Reciprocal Exchanges, there was net adverse loss development of $78.2 million for the year ended December 31, 2012 comprised of adverse development in Personal Insurance of $4.0 million and adverse development in Commercial Insurance of $74.2 million.

The net adverse development in Commercial Insurance included $52.1 million in workers compensation, $20.8 million in commercial automobile liability and $1.3 million in other lines. The net adverse development in Personal Insurance was comprised mainly of $4.6 million for homeowners, $1.2 million for other liability, and $5.4 million for other lines, partially offset by $7.2 million for amortization of reserves risk premium, principally relating to reserves acquired in the OBPL transaction.

For the Reciprocal Exchanges, the favorable development was $8.9 million, comprised of favorable development of $3.1 million for homeowners, $1.6 million for private passenger auto liability, $1.7 million for other lines, and $2.5 million for amortization of reserves risk premium.

Operating expenses. Operating expenses, which include direct and ceding commission expenses and other operating expenses, were $676.4 million for year ended December 31, 2012, compared to $590.3 million for the year ended December 31, 2011 representing an increase of 14.6%. This increase is primarily due to: (i) increased business production, including more assumed premiums written which have a higher commission rate compared to direct premiums written, (ii) the Company’s ongoing efforts to build-out our information technology infrastructure to support our policy administration and claims processing needs, and (iii) a $2.9 million after-tax charge attributable to a legal settlement with Munich Reinsurance America, Inc.(“Munich Re”).

The consolidated gross underwriting expense ratio increased to 34.0% for the year ended December 31, 2012 from 32.3% in the same period in 2011. The commission portion of the gross underwriting expense ratio increased to 18.5% for the year ended December 31, 2012 compared to 17.4% in 2011. This increase is attributed to the increase in assumed reinsurance business written, as noted above, as assumed reinsurance has a significantly higher commission rate than direct written policies. The gross OUE ratio was 15.5% for the year ended December 31, 2012 compared to 14.9% in the prior year.

Acquisition-related transaction costs. Acquisition-related transaction costs for the year ended 2012 were $9.2 million and relate primarily to the acquisition of our equity interest in Canopius Group and expenses associated with the proposed merger with Canopius Bermuda. These costs were negligible for 2011.

Interest expense. Interest expense decreased by $1.7 million for the year ended December 31, 2012 compared to 2011. Interest expense declined as payments on certain of our subordinated debentures moved from higher fixed rates to floating rates per the terms of the contracts.

Equity in income (loss) of unconsolidated affiliate. Tower recognized a loss of $2.5 million in 2012 relating to its equity method investment in Canopius Group. The Company records this investment on a one quarter lag (updated for significant events in the lag period). The loss is attributable to income incurred by Canopius Group in the third quarter of 2012 offset by fourth quarter 2012 losses associated with Superstorm Sandy claims.

Income tax expense. Income tax expense was a benefit of $26.7 million in 2012 compared to an expense of $24.1 million in 2011 The change of $50.8 million in income tax expense is directly attributable to the change of pre-tax income from $95.6 million in 2011 to a pre-tax loss of $52.1 million in 2012. The effective income tax rate (including state and local taxes) was 51.3% for the year ended December 31, 2012, compared to 25.2% for the same period in 2011. The increase in the effective tax rate in 2012 is primarily related to tax exempt interest and the movement in the valuation allowance on the Reciprocal Exchanges in 2012, which increased the 2012 income tax benefit.

Net income (loss) and return on average equity. Net (loss) and annualized return on average equity attributable to Tower Group, Inc. were ($28.2) million and (2.7%) for the year ended December 31, 2012 compared to $60.5 million and 5.8% for the year ended December 31, 2011. The return on average equity is calculated by dividing net income (loss) by average stockholders’ equity. Average stockholders’ equity was $1,027.2 million and $1,041.1 million at December 31, 2012 and 2011, respectively.

The net loss in 2012 is primarily due to the net adverse loss development and losses from Superstorm Sandy discussed above. 2012 net loss included losses of $80.1 million after-tax from Superstorm Sandy, as well as reserve adverse development of $50.8 million recorded in 2012 for accident years 2011 and prior.

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

The Company had net realized investment gains of $9.4 million for the year ended December 31, 2011 compared to gains of $14.7 million in 2010. OTTI losses recorded in earnings for the year ended December 31, 2011 were $3.2 million compared to $3.0 million of OTTI losses recorded in earnings for 2010.

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

Excluding the Reciprocal Exchanges, the 2011 net loss and loss adjustment expenses included $74.3 million from claims related to severe weather related events, including first quarter 2011 claims relating to heavy snow, Hurricane Irene in August 2011, and other severe winter storms and tornados that resulted in an unusual number of claims. Excluding these severe weather related events, the net loss ratio for Tower, excluding the Reciprocal Exchanges, was 62.3% for the year ended December 31, 2011. The net loss ratio for Tower would have been 59.0% for the year ended December 30, 2010, excluding the Reciprocal Exchanges and the impact of severe weather events.

Excluding the Reciprocal Exchanges, there was net adverse loss development of $17.0 million for the year ended December 31, 2011 comprised of favorable development in Personal Insurance of $29.1 million and adverse development in Commercial Insurance of $46.1 million.

The net adverse development in Commercial Insurance included $26.4 million for other liability, $30.5 million for workers compensation, and $7.9 million for commercial automobile. This was offset in part by favorable development on commercial packages and mono line property totaling $6.4 million, by favorable development in CPRE of $10.4 million, and $1.9 million for amortization of reserves risk premium that was established in 2009 as part of fair value accounting for the acquisitions made that year. The favorable development in Personal Insurance, was comprised primarily of $22.2 million for private passenger automobile liability, $13.1 million for homeowners and $1.9 million for amortization of reserves risk premium, principally relating to reserves acquired in the OBPL transaction developing more favorably than anticipated at the time of the acquisition, offset by adverse development of $4.2 million in discontinued personal lines business, $3.1 million in involuntary plans and $0.8 million in other lines.

For the Reciprocal Exchanges, the favorable development was $37.8 million, comprised of favorable development of $29.0 million for private passenger automobile liability, $7.6 million for homeowners and other lines, and $1.2 million for amortization of reserves risk premium.

Operating expenses. Operating expenses, which include direct and ceding commission expenses and other operating expenses, were $590.5 million for the year ended December 31, 2011, representing an increase of 18.2% over the prior year, primarily as a result of the OBPL acquisition, which was not included in the Company’s results for the first six months of 2010. In addition, the Company amortized the value of business acquired (“VOBA”) asset recorded on July 1, 2010 in connection with the OBPL purchase. This resulted in $10.2 million of expense recorded in 2011 and exceeded the amount of acquisition costs that were capitalized in 2011as DAC. The VOBA was fully amortized as of June 30, 2011. In addition, the Company incurred $23.9 million in 2011 compared to $13.3 million in 2010, under the transition services agreements with OneBeacon. The net underwriting expense ratio improved to 34.1% in 2011 from 35.7% in 2010.

The gross underwriting expense ratio improved slightly to 32.3% in 2011 from 32.9% in 2010. The commission portion of the gross underwriting expense ratio was 17.4% and 17.6% for years ended December 31, 2011 and 2010, respectively. The improvement in the commission ratio reflects the impact of lower commission rates in the Reciprocal Exchanges. The gross other underwriting expense (“OUE”) ratio, which includes boards, bureaus and taxes (“BB&T”), improved to 14.9% in 2011 from 15.3% in 2010.

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

The decline in the effective tax rate from 2010 to 2011 is primarily attributed to (i) the increase in tax exempt interest income and dividend received deductions of $7.2 million in 2011 as compared to $4.9 million in 2010, (ii) the decline in pre-tax income from 2010 to 2011, and (iii) the movement in the Reciprocal Exchange valuation allowance in 2011.

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

Commercial Insurance Segment Results of Operations

	Year Ended December 31,
($ in thousands)	2012	Change	Percent	2011	Change	Percent	2010

Net premiums written	$1,225,624	$73,325	6.4%	$1,152,299	$165,039	16.7%	$987,260

Revenues
Net premiums earned	$1,224,303	$136,392	12.5%	$1,087,911	$146,896	15.6%	$941,015
Ceding commission revenue	7,702	(7,084)	-47.9%	14,786	(18,461)	-55.5%	33,247
Policy billing fees	5,467	1,122	25.8%	4,345	1,603	58.5%	2,742

Total revenue	1,237,472	130,430	11.8%	1,107,042	130,038	13.3%	977,004

Expenses
Net loss and loss adjustment expenses	902,784	166,310	22.6%	736,474	147,152	25.0%	589,322
Underwriting expenses
Direct commission expenses	248,480	39,804	19.1%	208,676	16,755	8.7%	191,921
Other underwriting expenses	184,180	30,966	20.2%	153,214	(2,362)	-1.5%	155,576

Total underwriting expenses	432,660	70,770	19.6%	361,890	14,393	4.1%	347,497

Underwriting profit (loss)	$(97,972)	$(106,650)	NM	$8,678	$(31,507)	-78.4%	$40,185

	Year Ended December 31,
Ratios	2012	2011	2010

Net calendar year loss and LAE	73.7%	67.7%	62.6%
Net underwriting expenses	34.3%	31.5%	33.1%
Net combined	108.0%	99.2%	95.7%

Commercial Insurance Segment Results of Operations 2012 Compared to 2011

Premiums. Gross premiums written for the year ended December 31, 2012 were $1,327.9 million as compared to $1,225.3 million during the same period in 2011. The increase of $102.6 million is primarily attributed to our growth in assumed reinsurance which accounted for growth of $75.6 million in 2012 compared to 2011. Gross premiums earned were $1,321.7 million as compared to $1,178.6 million during the same period in 2011.

Ceded premiums written for the year ended December 31, 2012 were $102.3 million compared to $73.0 million for the year ended December 31, 2011. Ceded premiums earned were $97.4 million compared to $90.7 million for the year ended December 31, 2012 compared to the same period in 2011. The increase in ceded premiums written in 2012 is attributable primarily (i) to increased written premiums on certain program business which is then reinsured through the quota share treaties and (ii) to the reinstatement premiums on our catastrophe reinsurance program as a result of Superstorm Sandy. In addition, the Company’s catastrophe reinsurance premiums increased in 2012 compared to 2011.

Net premiums written and earned increased $73.3 million and $136.4 million, respectively, in 2012 as compared to 2011. These changes are attributed to the gross and ceded premium changes discussed above.

The Company’s renewal retention rate excluding programs was 80.5% for the year ended December 31, 2012 compared to 77.1% during the same period in 2011. Premiums on renewed commercial business, other than programs, increased 4% in 2012. Excluding programs, policies in-force for our commercial business decreased 9% as of December 31, 2012 from 2011.

Ceding commission revenue. Ceding commission revenue decreased for the year ended December 31, 2012 by $7.1 million compared to the same period in 2011. This was primarily due to a change in loss ratio on a prior year’s quota share treaty which reduced ceding commission revenue by $4.2 million during the year ended December 31, 2012 compared to the same period in 2011 and also as a result of the non-renewal of our liability quota share contract.

Net loss and loss adjustment expenses. The net calendar year loss ratios were 73.7% and 67.7% for the years ended December 31, 2012 and 2011, respectively. The accident year loss ratios for the years ended December 31, 2012 and 2011 were 67.7% and 63.5%, respectively.

For the year ended December 31, 2012, the Company incurred net losses of $58.2 million relating to the Superstorm Sandy. Excluding the effects of Superstorm Sandy, the net loss ratio would have been 68.6% for the year ended December 31, 2012. For the year ended December 31, 2011, the Company incurred net losses of $31.5 million relating to Hurricane Irene and other severe weather events. Excluding the effects of these storms, the net loss ratio was 64.8% for the year ended December 31, 2011.

Management’s estimates of prior years’ loss and loss expenses increased $74.2 million for the year ended December 31, 2012. This increase in prior accident year loss and loss expense was the result of a comprehensive review of its loss reserves completed in the second quarter of 2012 and an updated analysis during the third quarter as well as recent loss emergence that occurred during the fourth quarter.

The reserve adverse development related primarily to adverse development in the company’s Commercial Insurance segment arising from changes in estimated ultimate losses for accident years 2011 and prior. The increase in prior accident year ultimate loss and loss expense was largely comprised of $52.1 million in workers compensation, $20.8 million in commercial automobile liability and $1.3 million in other lines. The reserve development was attributable mostly to programs, many of which are terminated and in runoff.

Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commissions and other underwriting expenses, increased by $70.8 million, or 19.6%, for the year ended December 31, 2012, respectively, compared to the same period in 2011. The net underwriting expense ratio increased 2.8 percentage points for year ended December 31, 2012 compared to the same period 2011.

The gross underwriting expense ratio was 32.3% compared to 30.3% in the same periods in 2011. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 18.8% for the year ended December 31, 2012 compared to 17.7% for the same periods in 2011. The increase is primarily due to the assumed reinsurance business which has a higher commission ratio. The OUE ratio, including boards, bureaus and taxes (“BB&T”), was 13.5% for the year ended December 31, 2012 compared 12.6% for the same period in 2011. The increase in the OUE ratio is primarily a result of ongoing efforts by us to build-out our information technology infrastructure to support our policy administration and claims processing needs.

Underwriting profit (loss) and combined ratio. Underwriting profit decreased $106.7 million and the combined ratio increased 8.8 percentage points for the year ended December 31, 2012 to the year ended December 31, 2011. The increase in the combined ratio for the twelve months ended December 31, 2012 resulted primarily from the reserve strengthening the Company recorded in the first and second quarters of 2012 and losses from Superstorm Sandy in the fourth quarter of 2012. Such losses aggregated $113.9 million and increased the calendar year loss ratio by 9.3 points. In the year ended December 31, 2011, the Company recorded catastrophe and other severe storm losses but to a much lower extent. Such losses aggregated $31.5 million and increased the loss ratio by 2.8 points in 2011. In addition, as discussed above, the expense ratio increased by 2.8 percentage points from 2011 to 2012.

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

Ceded premiums written for the year ended December 31, 2011 were $73.0 million compared to $96.6 million for the year ended December 31, 2010. Ceded premiums earned were $90.7 million compared to $155.7 million for the year ended December 31, 2011 compared to the same period in 2010. The decrease in ceded premiums written resulted from our decision to not renew our liability quota share reinsurance treaty which was in effect in 2010. In addition, we reduced the ceded premiums for our excess of loss reinsurance by raising our retention from $1.5 million to $5.0 million on all lines of business except workers’ compensation on which our retention was raised from $1.5 million to $2.5 million. The company also purchased catastrophe reinsurance for all property lines.

Net premiums written and earned increased $165.0 million and $131.2 million, respectively, in 2011 as compared to 2010. These changes are attributed to the gross and ceded premium changes discussed above.

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

Net loss and loss adjustment expenses. The net calendar year loss ratios were 67.7% and 62.6% for the years ended December 31, 2011 and 2010, respectively. The accident year loss ratios for the years ended December 31, 2011 and 2010 were 63.5% and 60.5%, respectively.

For the year ended December 31, 2011, the Company incurred net losses of $31.5 million relating to Hurricane Irene and other severe weather events. Excluding the effects of these storms, the net loss ratio would have been 64.8% for the year ended December 31, 2011.

Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commissions and other underwriting expenses, increased by $14.4 million, or 4.1%, for the year ended December 31, 2011 as compared to the 2010. The net underwriting expense ratio improved 1.6 percentage points for the year ended December 31, 2011 compared to the same period in 2010.

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

Personal Insurance Segment Results of Operations

	Year Ended December 31,
	2012					2011
		Reciprocal					Reciprocal
($ in thousands)	Tower	Exchanges	Total	Change	Percent	Tower	Exchanges	Total

Net premiums written	$356,771	$156,986	$513,757	$27,466	5.6%	$316,854	$169,437	$486,291

Revenues
Net premiums earned	$333,579	$163,660	$497,239	$(8,700)	-1.7%	$318,777	$187,162	$505,939
Ceding commission revenue	10,069	14,564	24,633	5,451	28.4%	12,408	6,774	19,182
Policy billing fees	6,434	714	7,148	959	15.5%	5,616	573	6,189

Total revenue	350,082	178,938	529,020	(2,290)	-0.4%	336,801	194,509	531,310

Expenses
Net loss and loss adjustment expenses	241,858	109,218	351,076	32,301	10.1%	214,355	104,420	318,775
Underwriting expenses
Direct commission expenses	76,863	34,367	111,230	10,080	10.0%	68,609	32,541	101,150
Other underwriting expenses	73,421	53,897	127,318	1,632	1.3%	73,518	52,168	125,686

Total underwriting expenses	150,284	88,264	238,548	11,712	5.2%	142,127	84,709	226,836

Underwriting profit (loss)	$(42,060)	$(18,544)	$(60,604)	$(46,303)	323.8%	$(19,681)	$5,380	$(14,301)

Ratios

Net calendar year loss and LAE	72.5%	66.7%	70.6%			67.2%	55.8%	63.0%
Net underwriting expenses	40.1%	44.6%	41.6%			38.9%	41.4%	39.8%
Net combined	112.6%	111.3%	112.2%			106.1%	97.2%	102.8%

Personal Insurance Segment Results of Operations 2012 Compared to 2011

Premiums. Gross premiums written for the year ended December 31, 2012 were $643.2 million as compared to $585.6 million in 2011 for an increase of $57.6 million. This increase is attributed to the acquisition of personal lines renewal rights resulting in $28.8 million of written premium and an increase in homeowners business offset by a decline in mono line automobile policies. Gross premiums earned increased to $621.6 million for the year ended December 31, 2012 from $611.2 million for the same period in 2011. This increase is due primarily to the renewal rights premiums and increase in homeowners business discussed above offset by a decline in mono line automobile policies.

Ceded premiums written for the year ended December 31, 2012 were $ 129.4 million, an increase of $30.1 million as compared to $99.4 million in 2011. Ceded premiums earned were $124.4 million compared to $105.2 million for the year ended December 31, 2012 compared to the same period in 2011. The Company reinsures the homeowners and umbrella business obtained from OBPL through a quota share program. The Company also purchased catastrophe reinsurance for certain property business. The increase in ceded premiums written is due to the increase in gross premiums written and to reinstatement premiums on our catastrophe reinsurance program as a result of Superstorm Sandy.

Net premiums written increased $27.5 million and net premiums earned decreased $8.7 million, respectively, in 2012 as compared to 2011. These changes are attributed to the gross and ceded premium changes discussed above.

The Company’s personal lines renewal retention was 84.9% and 86.0% for the years ended December 31, 2012 and 2011, respectively. Premiums on renewed personal business increased by 4.6% in 2012 compared to 2.5% in 2011. Policies-in-force decreased by 5.2% at December 31, 2012 as compared to December 31, 2011.

Ceding commission revenue. Ceding commission revenue increased for the year ended December 31, 2012 by $5.5 million compared to the same period in 2011. The increase is attributable to the commission revenue earned on the previously mentioned homeowners and umbrella quota share treaties on the OBPL acquired business.

Net loss and loss adjustment expenses. For Personal Insurance, the net calendar year loss ratios were 70.6% and 63.0% for the year ended December 31, 2012 and 2011, respectively. The accident year loss ratios for the year ended December 31, 2012 and 2011 were 71.6% and 76.2%, respectively. Estimates of prior accident year loss and loss expenses decreased by $4.9 million for the year ended December 31, 2012.

For Tower personal lines, excluding the Reciprocal Exchanges, the net calendar year loss ratios were 72.5% and 67.2% for the year ended December 31, 2012 and 2011, respectively. The accident year loss ratios for the year ended December 31, 2012 and 2011 were 71.3% and 76.4%, respectively. There was net adverse loss development of $4.0 million for the year ended December 31, 2012, and net favorable loss development of $29.1 million for the year ended December 31, 2011. For the year ended December 31, 2012, the Company recorded $237.8 million of incurred losses, with $42.8 million relating to Superstorm Sandy and other severe storms.

The Reciprocal Exchanges’ net calendar year loss ratios were 66.7% and 55.8% for the year ended December 31, 2012 and 2011, respectively. The accident year loss ratios for the year ended December 31, 2012 and 2011 were 72.2% and 76.0%, respectively. Estimates of prior accident year loss and loss adjustment expenses decreased by $8.9 million for the year ended December 31, 2012. For the year ended December 31, 2012, the Reciprocal Exchanges recorded $9.0 million of losses relating to Superstorm Sandy.

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, increased by $11.7 million, or 5.2% for the year ended December 31, 2012 as compared to the prior year. The net underwriting expense ratio increased 1.8 percentage points from 2011 to 2012.

The gross underwriting expense ratio was 37.2% compared to 36.1% in the same periods in 2011. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 17.9% for the year ended December 31, 2012 compared to 16.6% for the same periods in 2011. The increase in the commission ratio was due to the growth in OBPL business which carries a slightly higher commission rate than the traditional Tower business.

The OUE ratio, including BB&T, was 16.3% for the year ended December 31, 2012 compared 16.6% for the same period in 2011.

Underwriting profit and combined ratio. Underwriting profit decreased $46.3 million and the combined ratio increased 9.4 percentage points for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in the combined ratio for the twelve months ended December 31, 2012 resulted primarily from Superstorm Sandy losses in the fourth quarter of 2012. Such losses aggregated $42.8 million and increased the calendar year loss ratio by 12.8 points. These losses were partially offset by favorable prior year loss development of $4.9 million in 2012. In the year ended December 31, 2011, the Company also recorded catastrophe and other severe storm losses. In 2011 such losses aggregated $42.8 million and increased the calendar year loss ratio by 13.4 points. In addition, as discussed above, the expense ratio increased by 1.8 percentage points from 2011 to 2012.

	Year Ended December 31,
	2011					2010
		Reciprocal					Reciprocal
($ in thousands)	Tower	Exchanges	Total	Change	Percent	Tower	Exchanges	Total

Net premiums written	$316,854	$169,437	$486,291	159,487	$48.8%	$223,630	$103,174	$326,804

Revenues
Net premiums earned	$318,777	$187,162	$505,939	154,285	$43.9%	$257,863	$93,791	$351,654
Ceding commission revenue	12,408	6,774	19,182	13,126	216.7%	4,005	2,051	6,056
Policy billing fees	5,616	573	6,189	2,676	76.2%	3,213	300	3,513

Total revenue	336,801	194,509	531,310	170,087	47.1%	265,081	96,142	361,223

Expenses
Net loss and loss adjustment expenses	214,355	104,420	318,775	124,074	63.7%	132,499	62,202	194,701
Underwriting expenses
Direct commission expenses	68,609	32,541	101,150	26,312	35.2%	56,485	18,353	74,838
Other underwriting expenses	73,518	52,168	125,686	40,951	48.3%	59,920	24,815	84,735

Total underwriting expenses	142,127	84,709	226,836	67,263	42.2%	116,405	43,168	159,573

Underwriting profit (loss)	$(19,681)	$5,380	$(14,301)	(21,250)	$-305.8%	$16,177	$(9,228)	$6,949

Ratios

Net calendar year loss and LAE	67.2%	55.8%	63.0%			51.4%	66.3%	55.4%
Net underwriting expenses	38.9%	41.4%	39.8%			42.3%	43.5%	42.6%
Net combined	106.1%	97.2%	102.8%			93.7%	109.8%	98.0%

Personal Insurance Segment Results of Operations 2011 Compared to 2010

Premiums. Gross premiums written for the year ended December 31, 2011 were $585.6 million compared to $412.5 million in 2010, for an increase of $173.1 million. The increase is primarily attributable to OBPL which was acquired on July 1, 2010, and was reflected in Tower’s consolidated results for twelve months in 2011 as compared to six months in 2010. Excluding the effects of OBPL, Tower’s other personal lines gross premiums written increased $7.7 million from $201.0 million in 2010 to $208.7 million in 2011 due principally to organic growth in our homeowners business.

Ceded premiums written for the year ended December 31, 2011 were $99.4 million, an increase of $13.7 million as compared to $85.7 million in 2010. Ceded premiums earned were $105.2 million compared to $71.3 million for the year ended December 31, 2011 compared to the same period in 2010. The Company reinsures the homeowners and umbrella business obtained from OBPL through a quota share program. The Company also purchased catastrophe reinsurance for certain property business. The increase in ceded premiums written is due to the increase in gross premiums written associated with the OBPL acquisition

Net premiums written and earned increased $159.5 million and $154.2 million, respectively, in 2011 as compared to 2010. These changes are attributed to the gross and ceded premium changes discussed above.

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

Ceding commission revenue. The increase in ceding commission revenue increased for the year ended December 31, 2011 by $13.1 compared to the prior year is attributed to the commission revenue earned on the previously mentioned homeowners and umbrella quota share treaties on the OBPL acquired business.

Net loss and loss adjustment expenses. For Personal Insurance, the net calendar year loss ratios were 63.0% and 55.4% for the year ended December 31, 2011 and 2010, respectively. The accident year loss ratios for the year ended December 31, 2011 and 2010 were 76.2% and 64.5%, respectively. Estimates of prior accident year loss and loss expenses decreased by $66.9 million for the year ended December 31, 2011.

For Tower personal lines, excluding the Reciprocal Exchanges, the net calendar year loss ratios were 67.2% and 51.4% for the year ended December 31, 2011 and 2010, respectively. The accident year loss ratios for the year ended December 31, 2011 and 2010 were 76.4% and 60.0%, respectively. There was net favorable loss development of $29.1 million for the year ended December 31, 2011, and net favorable development of $22.3 million for the year ended December 31, 2010. For the year ended December 31, 2011, the Company recorded $243.4 million of incurred losses of which $42.8 million related to Hurricane Irene and other severe storms.

The Reciprocal Exchanges’ net calendar year loss ratios were 55.8% and 66.3% for the year ended December 31, 2011 and 2010, respectively. The accident year loss ratios for the year ended December 31, 2011 and 2010 were 76.0% and 76.8%, respectively. Estimates of prior accident year loss and loss adjustment expenses decreased by $37.8 million for the year ended December 31, 2011

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, increased by $67.4 million for the year ended December 31, 2011 as compared to the prior year. Nearly all of the increase is related to the OBPL acquisition. The net underwriting expense ratio improved 2.8 percentage points from 2010 to 2011.

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

Insurance Services Segment Results of Operations

	Year Ended December 31,
($ in thousands)	2012	Change	Percent	2011	Change	Percent	2010

Revenue
Management fee income	$30,150	$847	2.9%	$29,303	$11,551	65.1%	$17,752
Other revenue	3,420	1,850	117.8%	1,570	(601)	-27.7%	2,171

Total revenue	33,570	2,697	8.7%	30,873	10,950	55.0%	19,923

Expenses
Other expenses	23,695	4,364	22.6%	19,331	13,571	235.6%	5,760

Total expenses	23,695	4,364	22.6%	19,331	13,571	235.6%	5,760

Insurance services pre-tax income	$9,875	$(1,667)	-14.4%	$11,542	$(2,621)	-18.5%	$14,163

Insurance Services Segment Results of Operations 2012 Compared to 2011

Total revenue. The increase in total revenue for the year ended December 31, 2012 compared to 2011 was primarily due to fee income earned by our managing general agencies for business placed with other insurers. The management fee income is earned by Tower for underwriting, investment management and other services provided to the Reciprocal Exchanges for 2012 was consistent with the revenues earned for the year ended December 31, 2011. The effects of these management services agreements between Tower and the Reciprocal Exchanges are eliminated in consolidation to derive consolidated net income. However, the management fee income is reported in net income attributable to Tower Group, Inc. and included in basic and diluted earnings per share.

Total expenses. The increase in total expenses for the year ended December 31, 2012 compared to 2011 was primarily attributable to a settlement with Munich Reinsurance America, Inc. (“Munich Re”) to resolve a legal action commenced by Munich Re in 2009.

Insurance Services Segment Results of Operations 2011 Compared to 2010

Total revenue. The increase in total revenue for the year ended December 31, 2011 compared to 2010 was primarily due to the management fee income earned by Tower for underwriting, investment management and other services provided to the Reciprocal Exchanges pursuant to management services agreements with the Reciprocal Exchanges.

Total expenses. The increase in total expenses for the year ended December 31, 2011 compared to 2010 was primarily due to the costs incurred under the management services agreement between Tower and the Reciprocal Exchanges, which were in place for the twelve months in 2011 as compared to six months in 2010.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of December 31, 2012 and December 31, 2011:

	Cost or	Gross	Gross Unrealized Losses			% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
($ in thousands)	Cost	Gains	Months	Months	Value	Value

December 31, 2012
U.S. Treasury securities	$183,462	$1,500	$(13)	$-	$184,949	7.4%
U.S. Agency securities	98,502	4,351	(76)	-	102,777	4.1%
Municipal bonds	633,373	52,914	(235)	(9)	686,043	27.5%
Corporate and other bonds	698,012	50,807	(954)	(200)	747,665	29.9%
Commercial, residential and asset-backed securities	576,837	47,891	(409)	(42)	624,277	25.0%

Total fixed-maturity securities	2,190,186	157,463	(1,687)	(251)	2,345,711	93.9%
Equity securities	149,348	1,683	(4,447)	(326)	146,258	5.9%
Short-term investments	4,749	1	-	-	4,750	0.2%

Total, December 31, 2012	$2,344,283	$159,147	$(6,134)	$(577)	$2,496,719	100.0%

Tower	$2,075,189	$141,614	$(5,732)	$(478)	$2,210,593
Reciprocal Exchanges	269,094	17,533	(402)	(99)	286,126

Total, December 31, 2012	$2,344,283	$159,147	$(6,134)	$(577)	$2,496,719

December 31, 2011
U.S. Treasury securities	$154,430	$1,725	$(13)	$-	$156,142	6.1%
U.S. Agency securities	114,411	2,779	-	-	117,190	4.6%
Municipal bonds	688,192	48,777	(255)	-	736,714	29.0%
Corporate and other bonds	750,220	34,466	(6,813)	(150)	777,723	30.6%
Commercial, residential and						0.0%
asset-backed securities	627,859	42,167	(3,529)	(592)	665,905	26.2%

Total fixed-maturity securities	2,335,112	129,914	(10,610)	(742)	2,453,674	96.5%
Equity securities	93,034	1,395	(4,838)	(246)	89,345	3.5%
Short-term investments	-	-	-	-	-	0.0%

Total, December 31, 2011	$2,428,146	$131,309	$(15,448)	$(988)	$2,543,019	100.0%

Tower	$2,138,001	$118,173	$(14,160)	$(915)	$2,241,099
Reciprocal Exchanges	290,145	13,136	(1,288)	(73)	301,920

Total, December 31, 2011	$2,428,146	$131,309	$(15,448)	$(988)	$2,543,019

Other Invested Assets

The following table shows the composition of the other invested assets as of December 31, 2012:

($ in thousands)	2012	2011

Limited partnerships, equity method	$23,864	$12,459
Real estate, amortized cost	7,422	6,888
Securities reported under the fair value option	25,000	25,000
Other	1,500	-

Total	$57,786	$44,347

Credit Rating of Fixed-Maturity Securities

The average credit rating of our fixed-maturity securities, using ratings assigned to securities by Standard & Poor’s, was A+ at December 31, 2012 and December 31, 2011. The following table shows the ratings distribution of our fixed-maturity portfolio:

	Tower		Reciprocal Exchanges
($ in thousands)	Fair Value	Percentage of Fair Value	Fair Value	Percentage of Fair Value

December 31, 2012
Rating
U.S. Treasury securities	$159,457	7.7%	$25,494	9.1%
AAA	166,982	8.1%	43,114	15.4%
AA	897,692	43.4%	58,425	20.8%
A	383,957	18.6%	85,116	30.3%
BBB	214,024	10.4%	35,364	12.6%
Below BBB	243,036	11.8%	33,050	11.8%

Total	$2,065,148	100.0%	$280,563	100.0%

December 31, 2011
Rating
U.S. Treasury securities	$151,621	7.0%	$4,521	1.5%
AAA	189,431	8.8%	49,316	16.4%
AA	930,436	43.3%	98,017	32.8%
A	459,353	21.3%	105,696	35.2%
BBB	208,552	9.7%	12,728	4.2%
Below BBB	214,227	9.9%	29,776	9.9%

Total	$2,153,620	100.0%	$300,054	100.0%

Fixed Maturity Investments—Time to Maturity

The following table shows the composition of our fixed maturity portfolio by remaining time to maturity at December 31, 2012 and December 31, 2011. For securities that are redeemable at the option of the issuer and have a market price that is greater than redemption value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than redemption value, the maturity used for the table below is the final maturity date:

	Tower		Reciprocal Exchanges		Total
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

December 31, 2012
Remaining Time to Maturity
Less than one year	$30,082	$30,614	$2,678	$2,715	$32,760	$33,329
One to five years	489,939	510,523	45,576	47,275	535,515	557,798
Five to ten years	564,556	607,711	76,480	80,009	641,036	687,720
More than 10 years	346,410	380,045	57,628	62,542	404,038	442,587
Mortgage and asset-backed securities	495,249	536,255	81,588	88,022	576,837	624,277

Total	$1,926,236	$2,065,148	$263,950	$280,563	$2,190,186	$2,345,711

December 31, 2011
Remaining Time to Maturity
Less than one year	$40,201	$40,529	$44,238	$44,942	$84,439	$85,471
One to five years	479,721	491,904	81,566	83,743	561,287	575,647
Five to ten years	563,830	593,838	21,522	22,797	585,352	616,635
More than 10 years	427,357	458,536	48,818	51,480	476,175	510,016
Mortgage and asset-backed securities	535,823	568,813	92,036	97,092	627,859	665,905

Total	$2,046,932	$2,153,620	$288,180	$300,054	$2,335,112	$2,453,674

Fixed-Maturity Investments with Third Party Guarantees

At December 31, 2012, $189.5 million of our municipal bonds, at fair value, were guaranteed by third parties from a total of $2.3 billion, at fair value, of all fixed-maturity securities held by us. The amount of securities guaranteed by third parties along with the credit rating with and without the guarantee is as follows:

($ in thousands)	With Guarantee	Without Guarantee

AA	$146,018	$129,288
A	34,442	49,004
BBB	9,011	3,402
BB	-	3,104
No underlying rating	-	4,673

Total	$189,471	189,471

Tower	$187,378	$187,378
Reciprocal Exchanges	2,093	2,093

Total	$189,471	$189,471

The securities guaranteed, by guarantor, are as follows:

($ in thousands)	Guaranteed Amount	Percent of Total

National Public Finance Guarantee Corp	$73,149	38.6%
Assured Guaranty Municipal Corp	72,951	38.5%
Ambac Financial Corp	28,019	14.8%
Berkshire Hathaway Assurance Corp	6,633	3.5%
FGIC Corp	4,280	2.3%
Others	4,439	2.3%

Total	$189,471	100.0%

Tower	$187,378	98.9%
Reciprocal Exchanges	2,093	1.1%

Total	$189,471	100.0%

Municipal Bonds

As of December 31, 2012, our municipal bonds consisted of state general obligations, municipal general obligations and special revenue bonds. Municipal bonds by state at December 31, 2012 are as follows:

	State General Obligations		Municipal General Obligations		Special Revenue Bonds		Total
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Texas	$20,688	$22,369	$7,262	$7,933	$73,140	$80,713	$101,090	$111,015
New York	10,400	11,481	7,845	8,517	43,832	47,213	62,077	67,211
Florida	5,564	5,989	2,000	2,234	32,163	35,497	39,727	43,720
California	10,935	12,259	13,944	14,472	9,735	10,820	34,614	37,551
Washington	14,505	15,863	7,071	7,414	11,855	12,771	33,431	36,048
Illinois	9,860	10,688	6,722	7,067	10,761	12,039	27,343	29,794
Indiana	-	-	1,001	1,001	24,804	27,307	25,805	28,308
Other	70,329	74,472	51,318	54,006	187,640	203,918	309,287	332,396

Total	$142,281	$153,121	$97,163	$102,644	$393,930	$430,278	$633,374	$686,043

No one jurisdiction within “Other” in the table above exceeded 4% of the total fair value of municipal bonds. As of December 31, 2012, the special revenue bonds are supported primarily by water and sewer utilities, electric utilities, college revenues and highway tolls.

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

As of December 31, 2012, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.

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

In certain instances, we deemed it necessary to utilize Level 3 pricing over prices available through pricing services used throughout 2012 and 2011. The ability to observe stable prices and inputs may be reduced for highly-customized an illiquid instruments as currently is the case for certain non-agency residential and commercial mortgage-backed securities and asset-backed securities.

At December 31, 2012, two securities included in other invested assets were priced in Level 3 with a fair value of $25.0 million, which was also our cost basis.

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

“Note 7—Fair Value Measurements” to the consolidated financial statements provides a description of the valuation methodology utilized to value Level 3 assets, how the valuation methodology is validated and an analysis of the change in fair value of Level 3 assets. As of December 31, 2012, the fair value of Tower Level 3 assets as a percentage of Tower’s total assets carried at fair value was as follows (the Reciprocal Exchanges had no Level 3 assets):

($ in thousands)	Assets Carried at Fair Value at December 31, 2012	Fair Value of Level 3 Assets	Level 3 Assets as a Percentage of Total Assets Carried at Fair Value

Fixed-maturity investments	$2,345,711	$-	0%
Equity investments	146,258	-	0%
Short-term investments	4,750	-	0%

Total investments available for sale	$2,496,719	$-	0%

Other invested assets	25,000	25,000	100%
Cash and cash equivalents	100,293	-	0%

Total	$2,622,012	$25,000	0.9%

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

The following table presents information regarding our invested assets that were in an unrealized loss position at December 31, 2012 and December 31, 2011 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses

December 31, 2012
U.S. Treasury securities	$44,347	$(13)	$-	$-	$44,347	$(13)
U.S. Agency securities	22,345	(76)	-	-	22,345	(76)
Municipal bonds	21,532	(235)	251	(9)	21,783	(244)
Corporate and other bonds
Finance	17,853	(95)	-	-	17,853	(95)
Industrial	53,576	(667)	4,188	(201)	57,764	(868)
Utilities	20,143	(191)	7	-	20,150	(191)
Commercial mortgage-backed securities	23,223	(141)	95	-	23,318	(141)
Residential mortgage-backed securities
Agency backed	59,009	(261)	25	(1)	59,034	(262)
Non-agency backed	815	(6)	588	(28)	1,403	(34)
Asset-backed securities	1,499	(2)	4,232	(12)	5,731	(14)

Total fixed-maturity securities	264,342	(1,687)	9,386	(251)	273,728	(1,938)
Preferred stocks	9,716	(155)	5,724	(326)	15,440	(481)
Common stocks	55,560	(4,292)	-	-	55,560	(4,292)

Total, December 31, 2011	$329,618	$(6,134)	$15,110	$(577)	$344,728	$(6,711)

Tower	$271,609	$(5,732)	$13,338	$(478)	$284,947	$(6,210)
Reciprocal Exchanges	58,009	(402)	1,772	(99)	59,781	(501)

Total, December 31, 2011	$329,618	$(6,134)	$15,110	$(577)	$344,728	$(6,711)

December 31, 2011
U.S. Treasury securities	$92,001	$(13)	$-	$-	$92,001	$(13)
U.S. Agency securities	-	-	-	-	-	-
Municipal bonds	13,449	(255)	-	-	13,449	(255)
Corporate and other bonds
Finance	138,986	(4,610)	251	(5)	139,237	(4,615)
Industrial	57,357	(2,141)	3,519	(146)	60,876	(2,287)
Utilities	1,902	(61)	-	-	1,902	(61)
Commercial mortgage-backed securities	26,130	(2,564)	-	-	26,130	(2,564)
Residential mortgage-backed securities
Agency backed	19	(1)	12	-	31	(1)
Non-agency backed	13,294	(318)	4,609	(583)	17,903	(901)
Asset-backed securities	29,624	(647)	610	(8)	30,234	(655)

Total fixed-maturity securities	372,762	(10,610)	9,001	(742)	381,763	(11,352)
Preferred stocks	17,773	(644)	1,303	(246)	19,076	(890)
Common stocks	44,132	(4,194)	-	-	44,132	(4,194)

Total, December 31, 2010	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

Tower	$398,989	$(14,160)	$8,264	$(915)	$407,253	$(15,075)
Reciprocal Exchanges	35,678	(1,288)	2,040	(73)	37,718	(1,361)

Total, December 31, 2010	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

At December 31, 2012, the investments in an unrealized loss position for twelve months or greater were primarily in our corporate industrial bonds and preferred stocks.

The following table stratifies the gross unrealized losses in the portfolio at December 31, 2012, by duration in a loss position and magnitude of the loss as a percentage of the cost or amortized cost of the security:

	Fair Value	Total Gross Unrealized Losses	Decline of Investment Value
			>15%	>25%	>50%
($ in thousands)			Amount	Amount	Amount

Unrealized loss for less than 6 months	$316,023	$(5,751)	$(500)	$-	$-
Unrealized loss for over 6 months	13,846	(393)	-	-	-
Unrealized loss for over 12 months	9,090	(263)	-	-	-
Unrealized loss for over 18 months	4,690	(246)	-	-	-
Unrealized loss for over 2 years	1,079	(58)	-	-	-

Total unrealized loss	$344,728	$(6,711)	$(500)	$-	$-

Tower	$284,947	$(6,210)	$(500)	$-	$-
Reciprocal Exchanges	59,781	(501)	-	-	-

Total unrealized loss	$344,728	$(6,711)	$(500)	$-	$-

The following table shows the number of securities, fair value, unrealized loss amount and percentage below amortized cost and the ratio of fair value by security rating as of December 31, 2012:

		Unrealized Loss
			Percent of	Fair Value by Security Rating
($ in thousands)	Fair Value	Amount	Amortized Cost	AAA	AA	A	BBB	BB or Lower

U.S. Treasury securities	$44,347	$(13)	0%	0%	100%	0%	0%	0%
U.S. Agency securities	22,345	(76)	0%	0%	100%	0%	0%	0%
Municipal bonds	21,783	(244)	-1%	38%	21%	21%	20%	0%
Corporate and other bonds	95,767	(1,154)	-1%	0%	5%	27%	45%	23%
Commercial mortgage-backed securities	23,318	(141)	-1%	42%	0%	50%	8%	0%
Residential mortgage-backed securities	60,437	(296)	0%	0%	97%	1%	0%	2%
Asset-backed securities	5,731	(14)	0%	26%	74%	0%	0%	0%
Equities	71,000	(4,773)	-7%	0%	0%	9%	25%	66%

See “Note 6—Investments” in our consolidated financial statements for further information about impairment testing and other-than-temporary impairments.

Corporate and other bonds

The following tables show the fair value and unrealized loss by sector and credit quality rating of our corporate and other bonds in an unrealized loss position at December 31, 2012:

Fair Value

	Rating
($ in thousands)	AAA	AA	A	BBB	BB or lower	Fair value

Sector
Financial	$-	$2,642	$3,047	$32,421	$19,653	$57,763
Industrial	-	2,413	10,908	2,967	1,565	17,853
Utilities	-	-	12,368	6,602	1,180	20,150

Total fair value	$-	$5,055	$26,323	$41,990	$22,398	$95,766

% of fair value	0%	5%	28%	44%	23%	100%

Unrealized Loss

	Rating
($ in thousands)	AAA	AA	A	BBB	BB or lower	Unrealized Loss

Sector
Financial	$-	$(17)	$(27)	$(410)	$(414)	$(868)
Industrial	-	(21)	(65)	(4)	(5)	(95)
Utilities	-	-	(17)	(162)	(12)	(191)

Total unrealized loss	$-	$(38)	$(109)	$(576)	$(431)	$(1,154)

% of book value	0%	(1%)	0%	(1%)	(2%)	(1%)

The majority of our corporate bonds that are in an unrealized loss position are rated below AA. Based on our analysis of these securities and current market conditions, we expect price recovery on these over time, and we have determined that these securities are not other than temporarily impaired as of December 31, 2012.

Total securitized assets

The following tables show the fair value and unrealized loss by credit quality rating and deal origination year of our commercial mortgage-backed, non-agency residential mortgage-backed and asset-backed securities in an unrealized loss position at December 31, 2012:

Fair Value

	Rating
($ in thousands) Deal Origination Year	AAA	AA	A	BBB	BB or Lower	Fair Value

2001 - 2004	$682	$-	$380	$-	$209	$1,271
2005 - 2007	4,980	4,232	5,950	-	815	15,977
2008 - 2010	-	-	-	-	-	-
2010	-	-	-	-	-	-
2011	5,630	-	2,703	-	-	8,333
2012	-	-	2,987	1,886	-	4,873

Total fair value	$11,292	$4,232	$12,020	$1,886	$1,023	$30,453

% of fair value	37%	14%	40%	6%	3%	100%

Unrealized losses

	Rating
($ in thousands) Deal Origination Year	AAA	AA	A	BBB	BB or Lower	Unrealized Loss

2001 - 2004	$-	$-	$(14)	$-	$(14)	$(28)
2005 - 2007	(12)	(13)	(27)	-	(6)	(58)
2008 - 2010	-	-	-	-	-	-
2010	-	-	-	-	-	-
2011	(11)	-	(8)	-	-	(19)
2012	-	-	(40)	(43)	-	(83)

Total unrealized loss	$(23)	$(13)	$(89)	$(43)	$(20)	$(188)

% of book value	(0%)	(0%)	(1%)	(2%)	(2%)	(1%)

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

Tower Insurance Company of New York (“TICNY”) is the Company’s largest insurance subsidiary. Under New York law, TICNY is limited to paying dividends to the Holding Company only from statutory earned surplus. In addition, the New York Insurance Department must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding twelve months, exceeds the lesser of (1) 10% of TICNY’s policyholders’ surplus as shown on its latest annual statutory financial statement filed with the New York State Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months. TICNY declared $2.5 million, $15.0 million and $4.7 million in dividends to the Holding Company in 2012, 2011 and 2010, respectively.

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

The other insurance subsidiaries are subject to similar restrictions, usually related to policyholders’ surplus, unassigned surplus or net income and notice requirements of their domiciliary state. As of December 31, 2012, the amount of distributions that our insurance subsidiaries could pay to Tower without approval of their domiciliary Insurance Departments was $33.5 million. In addition, we can return capital of $43.0 million from CastlePoint Re without permission from the Bermuda Monetary Authority.

The management companies are not subject to any statutory limitations on their dividends to the Holding Company. The management companies declared dividends of $6.5 million, $19.9 million and $ 7.5 million in 2012, 2011 and 2010, respectively.

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

(in thousands, except per share data)	December 31, 2012	December 31, 2011

Calculation of book value per common share:
Tower Group, Inc. stockholders’ equity	$980,836	$1,033,799
Common shares outstanding	38,406	39,221

Book value per common share	$25.54	$26.36

Commitments

The following table summarizes information about contractual obligations and commercial commitments. The minimum payments under these agreements as of December 31, 2012 were as follows:

	Payments due by period
($ in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Subordinated Debentures	$235.1	$-	$-	$-	$235.1
Interest on subordinated debentures and interest rate swaps	389.7	-	32.9	32.9	323.9
Convertible senior notes	150.0	-	150.0	-	-
Interest on convertible senior notes	15.0	7.5	7.5	-	-
Credit facility	70.0	70.0	-	-	-
Operating lease obligations	81.9	9.7	20.4	18.9	32.9
Capital lease obligation	39.7	9.5	26.9	3.2	0.1
Gross loss reserves	1,895.1	787.2	664.9	276.8	166.2
Limited partnership funding commitments	29.7	29.7	-	-	-

Total contractual obligations	$2,906.2	$913.6	$902.6	$331.8	$758.2

At various times over the past nine years we have issued trust preferred securities through wholly-owned Delaware statutory business trusts. The trusts used the proceeds of the sale of the trust preferred securities to third-party investors and common trust securities to Tower to purchase junior subordinated debentures from the Company. The terms of the junior subordinated debentures match the terms of the trust preferred securities. Interest on the junior subordinated debentures and the trust preferred securities is payable quarterly. In some cases, the interest rate is fixed for an initial period of five years after issuance and then floats with changes in the London Interbank Offered Rate (“LIBOR”). In other cases the interest rate floats with LIBOR without any initial fixed-rate period. See “Note 13—Debt” for the principal terms of the subordinated debentures.

We do not consolidate the statutory business trusts for which we hold 100% of the common trust securities because we are not the primary beneficiary of the trusts. Our $7.1 million investment in the common trust securities of the statutory business trusts are reported in Other Assets. We report as a liability the outstanding subordinated debentures issued to the statutory business trusts.

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

In September 2010, the Company issued $150 million principal amount of 5.0% convertible senior notes (the “Notes”) due September 2014. Interest is being paid semi-annually commencing March 2011. Holders may convert their Notes into cash or common shares, at the Company’s option, at any time on or after March 15, 2014 or earlier under certain circumstances determined by: (i) the market price of the Company’s stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate transactions. Upon conversion, the Company intends to settle its obligation either entirely or partially in cash. The Company has been adjusting the conversion rate quarterly as the Company pays its quarterly dividend. At December 31, 2012 the conversion rate is 37.1689 shares of common stock per $1,000 principal amount of the Notes (equivalent to a conversion price of $26.90 per share), subject to further adjustment upon the occurrence of certain events, including future dividend payments. In February 2013, the conversion rate was adjusted to 37.2895, equivalent to a conversion price of $26.82 per share. Additionally, in the event of a fundamental change, the holders may require the Company to repurchase the Notes for a cash price equal to 100% of the principal plus any accrued and unpaid interest.

In May 2010, the Company entered into a $125.0 million credit facility agreement. The credit facility is a revolving credit facility with a letter of credit sublimit of $25.0 million. The credit facility is being used for general corporate purposes. The Company may request that the facility be increased by an amount not to exceed $50.0 million, and the facility expires May 2013. The Company has $70.0 million and $50.0 million outstanding under the credit facility as of December 31, 2012 and 2011, respectively.

On February 15, 2012, the Company amended its $125.0 million credit facility by increasing borrowing capacity up to $150 million, extending the maturity out to February 2016, and resetting borrowing fees to more favorable current market terms.

The gross loss reserve payments due by period in the table above are based upon the loss and loss expense reserves estimates as of December 31, 2012 and actuarial estimates of expected payout patterns by line of business. As a result, our calculation of loss reserve payments due by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. The projected gross loss payments presented do not include the estimated amounts recoverable from reinsurers that amounted to $319.7 million, which are estimated to be recovered as follows: less than one year, $130.2 million; one to three years, $115.2 million; four to five years, $47.4 million; and after five years, $26.9 million. The interest on the subordinated debentures is calculated using interest rates in effect at December 31, 2012 for variable rate debentures.

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

Capital

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At December 31, 2012 and December 31, 2011, our capital resources were as follows:

	December 31,
($ in thousands)	2012	2011

Outstanding under credit facility	$70,000	$50,000
Subordinated debentures	235,058	235,058
Convertible Senior Notes	144,673	141,843
Tower Group, Inc. stockholders’ equity	980,836	1,033,799

Total capitalization	$1,430,567	$1,460,700

Ratio of debt to total capitalization	31.4%	29.2%

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

As part of Tower’s capital management strategy, the Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. The timing and amount of purchases under the programs depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. For the year ended December 31, 2012, 1.1 million shares of common stock were purchased under this program at an aggregate consideration of $21.0 million. In the year ended December 31, 2010, 4.0 million shares were purchased under this program at an aggregate consideration of $88.0 million. As of December 31, 2011, $26.4 million remained available for future share repurchases under the new program.

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

Stock Based Compensation Expense

The actual restricted stock expense that the Company has incurred for the year ended December 31, 2012 and the future restricted stock expense that the Company expects to incur for grants made as of December 31, 2012 assuming no forfeitures is shown in the table below:

(in $ thousands)	Restricted Stock Expense Before Tax	Tax Benefit	Restricted Stock Expense After Tax

2012
First Quarter (1)	$2,262	$(792)	$1,470
Second Quarter (1)	2,365	(828)	1,537
Third Quarter (1)	2,378	(832)	1,546
Fourth Quarter (1)	2,292	(802)	1,490

2012 restricted stock expense	9,297	(3,254)	6,043

2013 (2)
First Quarter	1,981	(693)	1,288
Second Quarter	1,286	(450)	836
Third Quarter	1,293	(453)	840
Fourth Quarter	1,282	(449)	833

Subtotal - 2013	5,842	(2,045)	3,797
2014 (2)	3,877	(1,357)	2,520
2015 (2)	2,300	(805)	1,495
2016 (2)	594	(208)	386
2017 (2)	30	(11)	19

Total expected future restricted stock expense	$12,643	$(4,426)	$8,217

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Year Ended December 31,
($ in thousands)	2012	2011	2010

Cash provided by (used in):
Operating activities	$107,237	$82,754	$197,025
Investing activities	89,062	(104,950)	(260,115)
Financing activities	(31,980)	(3,927)	28,087

Net increase (decrease) in cash and cash equivalents	(13,085)	(26,123)	(35,003)
Cash and cash equivalents, beginning of year	114,098	140,221	175,224

Cash and cash equivalents, end of period	$100,293	$114,098	$140,221

Comparison of Years Ended December 31, 2012 and 2011

For the year ended December 31, 2012, net cash provided by operating activities was $107.2 million as compared to $82.8 million for 2011. The increase in operating cash flow in 2012 primarily resulted from the increase in premium earned and an increase in claims relating to Superstorm Sandy that will be paid in 2013.

Net cash flows used in investing activities were $89.1 million for the year ended December 31, 2012 compared to $105.0 million used for the year ended December 31, 2011. The year ended December 31, 2012 and 2011 included an increase to fixed assets of

$45.0 million and $53.6 million, respectively, primarily related to the build out of new systems. The remaining cash flows in 2011 relates to the Company’s purchases and sales of fixed-maturity and equity investments. The remaining net cash outflows in 2012 relate primarily to the Company’s $71.5 million investment in Canopius Group and a $35.0 million increase in restricted cash for collateral posted for assumed reinsurance business with Lloyd’s of London offset by securities sales to generate cash to pay Superstorm Sandy claims.

The net cash flows used in financing activities for the year ended December 31, 2012 are primarily the result of uses of cash for the repurchase of common stock for $21.0 million and dividends of $29.1 million partially offset by cash inflows from a $20.0 million drawdown of our line of credit. In 2011, the Company had uses of cash for the repurchase of common stock and dividend payments of $64.6 million and $27.9 million, respectively, offset by net cash inflows of $50.0 million from a drawdown on our line of credit and $39.8 million from capital lease financings.

Cash flow needs at the holding company level are primarily for dividends to our stockholders, interest and principal payments on our outstanding debt and payments under the credit facility.

Comparison of Years Ended December 31, 2011 and 2010

The Company continued to direct excess cash balances to higher yielding investments to maximize investment income. Accordingly, Tower’s cash balances declined from December 31, 2010 to 2011.

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

Net cash flows used in investing activities were $105.0 million for the year ended December 31, 2011 compared to $260.1 million used for the year ended December 31, 2010. The year ended December 31, 2011 and 2010 included an increase to fixed assets of $53.6 million and $36.9 million, respectively, primarily related to the build out of new systems. The additional cash outflows in 2010 related to the purchase of OBPL on July 1, 2010. The remaining cash flows in both years relate to purchases and sales of fixed maturity and equity securities. The net cash flows used in financing activities for the year ended December 31, 2011 are primarily the result of uses of cash for the repurchase of common stock for $64.6 million and dividends of $27.9 million offset by cash inflows from a $50.0 million drawdown of our line of credit and $39.8 million from capital lease financings related to the aforementioned systems costs, and other fixtures and equipment. In 2010, the Company had uses of cash for the repurchase of common stock and dividend payments of $88.0 million and $16.6 million, respectively, offset by net cash inflows of $134.1 million for the issuance of the senior convertible notes, senior convertible noted hedge, and warrants.

Cash flow needs at the holding company level are primarily for dividends to our stockholders, interest and principal payments on our outstanding debt and payments under the credit facility.

Insurance Subsidiaries

The insurance subsidiaries maintain sufficient liquidity to pay claims, operating expenses and meet other obligations. We held $100.3 million and $114.1 million of cash and cash equivalents at December 31, 2012 and 2011, respectively. We monitor the expected claims payment needs and maintain a sufficient portion of our invested assets in cash and cash equivalents to enable us to fund the claims payments without having to sell longer-duration investments. As necessary, we adjust the holdings of short-term investments and cash and cash equivalents to provide sufficient liquidity to respond to changes in the anticipated pattern of claims payments. See “Business—Investments.”

As of December 31, 2012 and 2011, Tower’s insurance subsidiaries had $516.5 million and $340.8 million, respectively, of cash and investment balances held as collateral with counterparties or in New York Regulation 114 type compliant trust accounts to support letters of credit issued on behalf of the insurance subsidiaries, other reinsurance payable amounts and certain lease obligations. In addition, $351.1 million and $226.8 million of investment balances were on deposit with various states to comply with insurance laws of the states in which the Company’s insurance subsidiaries are licensed.

In 2012, 2011 and 2010, respectively, the Holding Company made no capital contributions to the insurance subsidiaries.

The insurance subsidiaries are required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from total assets. The NAIC maintains risk-based capital (“RBC”) requirements for property and casualty insurance companies. RBC is a formula that attempts to evaluate the adequacy of statutory capital and surplus in relation to investments and insurance risks. The formula is designed to allow the state Insurance Departments to identify potential weakly capitalized companies. Under the formula, a company determines its risk-based capital by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). Applying the RBC requirements as of December 31, 2012, the insurance subsidiaries’ risk-based capital exceeded the minimum level that would trigger regulatory attention.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities, although conditions affecting particular asset classes (such as conditions in the commercial and housing markets that affect commercial and residential mortgage-backed securities) can also be significant sources of market risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed-maturity securities as of December 31, 2012 was $2.3 billion.

For fixed-maturity securities, short-term liquidity needs and potential liquidity needs for our business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates as discussed more fully below under sensitivity analysis.

As of December 31, 2012, we had a total of $235.1 million of outstanding floating rate subordinated debentures underlying our trust preferred securities issued by the statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. In order to reduce the interest rate risk on the subordinated debentures, the Company entered into interest rate swap contracts with Keybank National Association that are designed to convert $190 million of these outstanding borrowings from their respective floating rates to fixed rates ranging from 5.1% to 5.9%. These swaps mature in 2015.

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

For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is generally less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2012.

The following table summarizes the estimated change in fair value on our fixed-maturity portfolio including preferred stocks and short-term investments based on specific changes in interest rates as of December 31, 2012:

Change in interest rate	Estimated Increase (Decrease) in Fair Value (in thousands)	Estimated Percentage Increase (Decrease) in Fair Value

300 basis point rise	$(326,394)	-13.7%
200 basis point rise	(220,369)	-9.3%
100 basis point rise	(110,066)	-4.6%
As of 12/31/12	-	0.0%
100 basis point decline	106,738	4.5%

The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $110.1 million or (4.6%) based on a 100 basis point increase in interest rates as of December 31, 2012. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed-maturity investments.

Interest expense would also be affected by a hypothetical change in interest rates. As of December 31, 2012, the Company had $235.1 million of floating rate debt obligations, of which $190.0 million are hedged through our interest rate swaps. A 100 basis point increase in interest rates would increase annual interest expense by $0.5 million, a 200 basis point increase would increase interest expense by $0.9 million, and a 300 basis point increase would increase interest expense by $1.4 million on the $45.1 million of non-hedged floating rate debt obligations.

With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be an adjustment to amortization for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage-backed securities holdings had been purchased at significant discounts or premiums to par value. As of December 31, 2012, the par value of our residential mortgage-backed securities holdings was $329.6 million and the amortized cost of our residential mortgage-backed securities holdings was $322.3 million. This equates to an average price of 97.8% of par, thus an adjustment in accordance with this GAAP guidance would not have a significant effect on investment income.

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

The following table presents the top ten reinsurer groups by reinsurance recoverable and prepaid reinsurance balances at December 31, 2012 and 2011:

		Recoverable on
($ in millions)	A.M. Best Rating	Unpaid Losses	Paid Losses	Prepaid Reinsurance	Total

December 31, 2012
Swiss Reinsurance America Corp.	A+	$79,021	$5,324	$103	$84,448
Lloyd’s Syndicates	A	50,717	1,100	8,785	60,602
Hannover Ruckversicherungs, AG	A+	43,638	473	3,662	47,773
Allianz Risk Transfer (Bermuda) Ltd.	A	38,837	1,037	1	39,875
OneBeacon Insurance Co.	A	37,803	-	-	37,803
Alterra Bermuda Ltd.	A	25,853	15	152	26,020
Endurance Reinsurance Corp of America	A	15,269	1,235	9,121	25,625
NationsBuilders Insurance Co.	NR	8,028	1,713	9,241	18,982
Tokio Millennium Re (UK) Ltd.	NR	9,407	1,379	8,156	18,942
Munich Reinsurance America Inc.	A+	15,920	594	-	16,514
Others		171,699	4,739	24,702	201,140

Total		$496,192	$17,609	$63,923	$577,724

December 31, 2011
Swiss Reinsurance America Corp.	A+	91,915	5,154	4	97,073
OneBeacon Insurance Co.	A	49,357	2	17	49,376
Hannover Ruckversicherungs, AG	A	23,881	317	3,806	28,004
Lloyd’s Syndicates	-	15,336	1,969	6,119	23,424
Allianz Risk Transfer (Bermuda) Ltd.	A	21,788	1,204	1	22,993
Munich Reinsurance America, Inc.	A+	17,993	151	-	18,144
Endurance Reinsurance Corp. of America	A	10,749	547	5,851	17,147
Platinum Underwriters Reinsurance Inc.	A	12,225	1,106	1,211	14,542
Alterra Bermuda Ltd.	-	10,487	154	162	10,803
Westport Insurance Corp.	A+	8,620	252	-	8,872
Others		57,313	13,047	36,866	107,226

Total		$319,664	$23,903	$54,037	$397,604

The following collateral is available to the Company for amounts recoverable from reinsurers as of December 31, 2012 and 2011:

($ in thousands)	A.M. Best Rating	Regulation 114 Trust	Letters of Credit	Funds Held	Total

December 31, 2012
Swiss Reinsurance America Corp.	A+	$-	$-	$49,466	$49,466
Allianz Risk Transfer (Bermuda) Ltd.	A	-	3,257	26,489	29,746
Tokio Millennium Re (UK) Ltd.	-	-	18,690	-	18,690
Alterra Insurance Ltd.	A	12,853	3,608	-	16,461
NationsBuilders Insurance Co.	-	-	-	15,296	15,296
Amlin AG	A	-	10,462	-	10,462
Lion Insurance Company	A-	7,644	-	-	7,644
Others		13,617	20,916	7,330	41,863

Total		$34,114	$56,933	$98,581	$189,628

December 31, 2011
Swiss Reinsurance America Corp.	A+	-	-	62,447	62,447
Allianz Risk Transfer AG	A	-	3,257	20,816	24,073
Tokio Millennium Re (UK) Ltd.	-	-	20,505	-	20,505
Alterra Insurance Ltd.	-	14,046	327	-	14,373
Tokio Millennium Re Ltd.	A++	7,869	-	3,033	10,902
NationsBuilders Insurance Co.	NR	-	-	8,369	8,369
Maiden Insurance Company	A-	7,437	-	-	7,437
Others	-	6,545	5,146	2,061	13,752

Total	-	$35,897	$29,234	$96,726	$161,857

We had no single reinsurer from whom our unsecured recoverables was in excess of 5% of our stockholders’ equity as of December 31, 2011. Moreover, no one syndicate in our Lloyd’s recoverable is greater than 5% of our stockholders’ equity as of December 31, 2012.

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

Our interest rate swap contracts contain credit support annex provisions which require Keybank National Association to post collateral if the swap fair values exceed $5 million (asset position). As of December 31, 2012 and 2011, the swaps had a fair value of $9.0 million (liability position) and $7.4 million (liability position), respectively. As of December 31, 2012, $9.1 million collateral had been posted. No collateral was required in 2011.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tower Group, Inc,

In our opinion, the accompanying consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 present fairly, in all material respects, the financial position of Tower Group, Inc. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing on page S-1 present fairly, in all material respects, the information set forth therein at December 31, 2012 and 2011, and for each of the years in the three year period ended December 31, 2012 when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

New York, New York

March 4, 2013

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Group, Inc.

Consolidated Balance Sheets

	December 31,
($ in thousands, except par value and share amounts)	2012	2011

Assets
Investments - Tower
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $1,926,236 and $2,046,932)	$2,065,148	$2,153,620
Equity securities (cost of $144,204 and $91,069)	140,695	87,479
Short-term investments (cost of $4,749 and $0)	4,750	-
Other invested assets	57,786	44,347
Investments - Reciprocal Exchanges
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $263,950 and $288,180)	280,563	300,054
Equity securities (cost of $5,144 and $1,965)	5,563	1,866

Total investments	2,554,505	2,587,366
Cash and cash equivalents (includes $9,782 and $666 relating to Reciprocal Exchanges)	100,293	114,098
Investment income receivable (includes $2,610 and $2,978 relating to Reciprocal Exchanges)	25,332	26,782
Investment in unconsolidated affiliate	70,830	-
Premiums receivable (includes $44,285 and $44,171 relating to Reciprocal Exchanges)	422,112	426,432
Reinsurance recoverable on paid losses (includes $682 and $5,670 relating to Reciprocal Exchanges)	17,609	23,903
Reinsurance recoverable on unpaid losses (includes $52,389 and $11,253 relating to Reciprocal Exchanges)	496,192	319,664
Prepaid reinsurance premiums (includes $17,803 and $14,685 relating to Reciprocal Exchanges)	63,923	54,037
Deferred acquisition costs, net (includes $11,364 and $11,866 relating to Reciprocal Exchanges)	180,941	168,858
Intangible assets (includes $6,854 and $4,839 relating to Reciprocal Exchanges)	106,768	114,920
Goodwill	241,458	241,458
Funds held by reinsured companies	137,545	69,755
Other assets (includes $2,042 and $2,685 relating to Reciprocal Exchanges)	331,506	306,295

Total assets	$4,749,014	$4,453,568

Liabilities
Loss and loss adjustment expenses (includes $135,791 and $136,274 relating to Reciprocal Exchanges)	$1,895,073	$1,632,113
Unearned premium (includes $103,216 and $102,991 relating to Reciprocal Exchanges)	920,859	893,176
Reinsurance balances payable (includes $6,979 and $3,466 relating to Reciprocal Exchanges)	40,569	20,794
Funds held under reinsurance agreements (includes $500 and $0 relating to Reciprocal Exchanges)	98,581	96,726
Other liabilities (includes $21,054 and $10,035 relating to Reciprocal Exchanges)	292,239	289,394
Deferred income taxes (includes $19,818 and $18,906 relating to Reciprocal Exchanges)	36,464	33,285
Debt	449,731	426,901

Total liabilities	3,733,516	3,392,389
Contingencies (Note 17)	-	-
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 46,820,959 and 46,448,341 shares issued, and 38,405,837 and 39,221,102 shares outstanding)	469	465
Treasury stock (8,415,122 and 7,227,239 shares)	(181,435)	(158,185)
Paid-in-capital	780,097	772,938
Accumulated other comprehensive income	83,406	63,053
Retained earnings	298,299	355,528

Tower Group, Inc. stockholders’ equity	980,836	1,033,799

Noncontrolling interests	34,662	27,380

Total stockholders’ equity	1,015,498	1,061,179

Total liabilities and stockholders’ equity	$4,749,014	$4,453,568

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010

Revenues
Net premiums earned	$1,721,542	$1,593,850	$1,292,669
Ceding commission revenue	32,335	33,968	39,303
Insurance services revenue	3,420	1,570	2,169
Policy billing fees	12,615	10,534	6,255
Net investment income	127,165	126,474	107,265
Net realized investment gains (losses):
Other-than-temporary impairments	(9,919)	(3,509)	(14,930)
Portion of loss recognized in other comprehensive income	286	264	11,909
Other net realized investment gains	35,109	12,639	17,674

Total net realized investment gains (losses)	25,476	9,394	14,653

Total revenues	1,922,553	1,775,790	1,462,314
Expenses
Loss and loss adjustment expenses	1,253,860	1,055,249	784,023
Direct and ceding commission expense	359,710	309,826	267,872
Other operating expenses	316,645	280,447	231,381
Acquisition-related transaction costs	9,229	360	2,369
Interest expense	32,630	34,290	24,223

Total expenses	1,972,074	1,680,172	1,309,868
Other income (expense)
Equity in income (loss) of unconsolidated affiliate	(2,534)	-	-

Income (loss) before income taxes	(52,055)	95,618	152,446
Income tax expense (benefit)	(26,720)	24,142	52,168

Net income (loss)	$(25,335)	$71,476	$100,278
Less: Net income (loss) attributable to Noncontrolling interests	2,819	10,995	(6,078)

Net income (loss) attributable to Tower Group, Inc.	$(28,154)	$60,481	$106,356

Earnings (loss) per share attributable to Tower Group, Inc. stockholders:
Basic	$(0.73)	$1.48	$2.45
Diluted	$(0.73)	$1.48	$2.44

Weighted average common shares outstanding:
Basic	38,795	40,833	43,462
Diluted	38,795	40,931	43,648

Dividends declared and paid per common share	$0.75	$0.69	$0.39

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2012	2011	2010

Net income (loss)	$ (25,335)	$ 71,476	$ 100,278
Other comprehensive income (loss) before tax
Gross unrealized investment holding gains arising during periods	63,326	50,851	45,912
Less: Reclassification adjustment for investment (gains) losses included in net income	(25,476)	(9,394)	(14,653)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(286)	(264)	(11,909)
Cumulative translation adjustment	1,852	-	-
Deferred gain (loss) on cash flow hedge	(2,422)	(10,541)	3,223

Other comprehensive income (loss) before tax	36,994	30,652	22,573
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrealized investment holding gains (losses) arising during periods	(22,896)	(9,430)	(14,081)
Reclassification adjustment for (gains) losses included in net income	8,917	1,742	4,494
Portion of other-than-temporary impairment losses recognized in other comprehensive income	100	49	3,652
Cumulative translation adjustment	(648)	-	-
Deferred gain (loss) on cash flow hedge	571	1,955	(988)

Other comprehensive income, net of income tax	23,038	24,968	15,650

Comprehensive income (loss)	$(2,297)	$96,444	$115,928

Less: Comprehensive income (loss) attributable to Noncontrolling interests	5,503	21,189	(3,432)

Comprehensive income (loss) attributable to Tower Group, Inc.	$(7,800)	$75,255	$119,360

See accompanying notes to consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Treasury Stock	Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Noncontrolling Interests	Total Stockholders’ Equity
(in thousands)	Shares	Amount

Balance at December 31, 2009	45,092	451	(1,995)	751,878	35,275	233,136	-	1,018,745
Dividends declared	-	-	-	-	-	(16,551)	-	(16,551)
Stock based compensation	650	6	(1,750)	10,276	-	-	-	8,532
Repurchase of common stock	-	-	(88,034)	-	-	-	-	(88,034)
Reciprocal Exchanges’ equity on July 1, 2010, date of consolidation	-	-	-	-	-	-	7,622	7,622
Equity component of convertible senior notes issuance, net of income tax and issue costs	-	-	-	7,055	-	-	-	7,055
Convertible senior notes hedge transactions, net of tax	-	-	-	(9,945)	-	-	-	(9,945)
Warrants issued related to convertible senior notes issuance	-	-	-	3,800	-	-	-	3,800
Net income	-	-	-	-	-	106,356	(6,078)	100,278
Other comprehensive income	-	-	-	-	13,004	-	2,646	15,650

Balance at December 31, 2010	45,742	$457	$(91,779)	$763,064	$48,279	$322,941	$4,190	$1,047,152

Dividends declared	-	-	-	-	-	(27,894)	-	(27,894)
Stock based compensation	706	8	(1,834)	10,657	-	-	-	8,831
Deferred taxes on stock option activity	-	-	-	(783)	-	-	-	(783)
Repurchase of common stock	-	-	(64,572)	-	-	-	-	(64,572)
Net income	-	-	-	-	-	60,481	10,995	71,476
Other comprehensive income	-	-	-	-	14,774	-	10,194	24,968
Noncontrolling interest in acquired consolidated partnership	-	-	-	-	-	-	2,001	2,001

Balance at December 31, 2011	46,448	$465	$(158,185)	$772,938	$63,053	$355,528	$27,380	$1,061,179

Dividends declared	-	-	-	-	-	(29,075)	-	(29,075)
Stock based compensation	373	4	(2,263)	8,937	-	-	-	6,678
Repurchase of common stock	-	-	(20,987)	-	-	-	-	(20,987)
Net income		-	-	-	-	(28,154)	2,819	(25,335)
Transfer of assets to Reciprocal Exchanges		-	-	(1,778)	-	-	1,778	-
Other comprehensive income		-	-	-	20,353	-	2,685	23,038

Balance at December 31, 2012	46,821	$469	$(181,435)	$780,097	$83,406	$298,299	$34,662	$1,015,498

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2012	2011	2010

Cash flows provided by (used in) operating activities:
Net income (loss)	$(25,335)	$71,476	$100,278
Adjustments to reconcile net income to net cash provided by (used in) operations:
Net realized investment (gains) losses	(25,476)	(9,394)	(14,653)
Depreciation and amortization	33,609	30,940	21,634
Amortization of bond premium or discount	11,447	9,239	2,237
Amortization of restricted stock	8,247	10,292	8,694
Deferred income taxes	(10,349)	16,145	61,352
Changes in operating assets and liabilities:
Investment income receivable	1,450	(2,912)	(3,598)
Premiums receivable	4,320	(20,232)	13,574
Reinsurance recoverable	(170,234)	(42,671)	(30,621)
Prepaid reinsurance premiums	(9,886)	23,590	45,024
Deferred acquisition costs, net	(12,083)	(4,735)	3,359
Funds held by reinsured companies	(67,790)	(66,176)	(3,579)
Other assets	(37,301)	13,452	(60,442)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	262,960	21,692	76,166
Unearned premium	27,683	21,150	(23,269)
Reinsurance balances payable	19,775	(14,243)	(61,249)
Funds held under reinsurance agreements	1,855	3,573	79,416
Other liabilities	94,345	21,568	(17,298)

Net cash flows provided by operations	107,237	82,754	197,025

Cash flows provided by (used in) investing activities:
Net cash (used in) acquired from acquisitions	-	2,274	(171,907)
Purchase of fixed assets	(44,951)	(53,568)	(36,905)
Investment in unconsolidated affiliate	(71,512)	-	-
Purchase - fixed-maturity securities	(1,855,590)	(2,019,603)	(2,024,965)
Purchase - equity securities	(1,525,206)	(819,180)	(96,439)
Short-term investments, net	(4,750)	1,560	561,827
Purchase of other invested assets	(13,440)	(42,346)	-
Sale of fixed-maturity securities	1,813,628	1,859,282	1,347,096
Maturity of fixed-maturity securities	205,534	172,745	80,432
Sale - equity securities	1,442,225	793,886	80,746
Change in restricted cash	(35,000)	-	-

Net cash flows provided by (used in) investing activities	(89,062)	(104,950)	(260,115)

Cash flows provided by (used in) financing activities:
Proceeds from credit facility borrowings	20,000	67,000	56,000
Repayment of credit facility borrowings	-	(17,000)	(56,000)
Proceeds from capital lease financing	-	39,839	-
Proceeds from convertible senior notes	-	-	145,634
Payments for convertible senior notes hedge	-	-	(15,300)
Proceeds from issuance of warrants	-	-	3,800
Proceeds from share-based payment arrangements	345	534	288
Treasury stock acquired-net employee share-based compensation	(2,263)	(1,834)	(1,750)
Repurchase of Common Stock	(20,987)	(64,572)	(88,034)
Dividends paid	(29,075)	(27,894)	(16,551)

Net cash flows provided by (used in) financing activities	(31,980)	(3,927)	28,087

Increase (decrease) in cash and cash equivalents	(13,805)	(26,123)	(35,003)
Cash and cash equivalents, beginning of period	114,098	140,221	175,224

Cash and cash equivalents, end of period	$100,293	$114,098	$140,221

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$3,000	$29,000
Cash paid for interest	20,917	25,880	19,834
Schedule of non-cash investing and financing activities:

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

Accounting Policies

Net Premiums Earned

The insurance policies issued or reinsured by the Company are short-duration contracts. Accordingly, premium revenue, including direct business and reinsurance assumed, net of business ceded to reinsurers, is recognized on a pro-rata basis over the terms of the underlying policies. Unearned premiums represent premium applicable to the unexpired risk of in-force insurance contracts at each balance sheet date. Prepaid reinsurance premiums represent the unexpired portion of reinsurance premiums on risks ceded and are earned consistent with premiums. Mandatory reinstatement premiums are recognized and earned at the time a loss event occurs.

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

Loss and Loss Adjustment Expenses (“LAE”)

The liability for loss and LAE represents management’s best estimate of the ultimate cost and expense of all reported and unreported losses that are unpaid as of the balance sheet date. The liability for loss and LAE is recorded net of a tabular reserve discount for workers’ compensation and excess workers’ compensation claims in the amount of $8.4 million and $3.7 million at December 31, 2012 and 2011, respectively. The 2012 discount relates to $381.6 million of total net reserves for workers’ compensation. The projection of future claims payments and reporting is based on an analysis of the Company’s historical experience, supplemented by analyses of industry loss data. Management believes that the liability for loss and LAE is adequate to cover the ultimate cost of losses and claims to date; however, because of the uncertainty from various sources, including changes in reporting patterns, claims settlement patterns, judicial decisions, legislation, and economic conditions, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. As adjustments to these estimates become necessary, such adjustments are reflected in expense for the period in which the estimates are changed.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

Management estimates uncollectible amounts receivable from reinsurers based on an assessment of a number of factors. The Company recorded no allowance for uncollectible reinsurance at December 31, 2012 or 2011. The Company did not write-off balances from reinsurers during the three year period ended December 31, 2012.

Cash and Cash Equivalents

Cash consists of cash in banks, generally in operating accounts. The Company maintains its cash balances at several financial institutions. Management monitors balances and believes they do not represent a significant credit risk to the Company.

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are presented at cost, which approximates fair value. Cash restricted as to use is included in Other Assets.

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

The Company’s other invested assets consist of investments in limited partnerships accounted for using the equity method of accounting, real estate and certain securities for which the Company has elected the fair value option. In accounting for the partnerships, management uses the financial information provided by the general partners, which is on a three-month lag. As of December 31, 2012, the Company had future funding commitments of $29.7 million to these limited partnerships. For securities in which the Company has elected the fair value option, interest and dividends are reported in net investment income with the remaining change in overall fair value reported in other net realized investment gains (losses).

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

As management is responsible for the recorded fair values, the Company has processes in place to validate the market prices obtained from the outside pricing sources including, but not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. The Company also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price.

Premiums Receivable

Premiums receivable represent amounts due from insureds and reinsureds for insurance coverage and are presented net of an allowance for doubtful accounts of $5.5 million and $4.4 million at December 31, 2012 and 2011, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable of $4.8 million, $5.2 million and $1.8 million were written off in 2012, 2011 and 2010, respectively.

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

Goodwill and Intangible Assets

In business combinations, including the acquisition of a group of assets, the Company allocates the purchase price to the net tangible and intangible assets acquired based on their relative fair values. Any portion of the purchase price in excess of this amount results in goodwill. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life and goodwill are not amortized and are subject to annual impairment testing at the reporting unit level. For purposes of goodwill impairment testing, the Company defined its two segments, Commercial Insurance and Personal Insurance as reporting units. The Insurance Services segment does not carry goodwill.

To estimate the fair value of its reporting units, the Company may utilize a combination of widely accepted valuation techniques including a stock price and market capitalization analysis, discounted cash flow calculations and peer company price to earnings multiples analysis. The stock price and market capitalization analysis takes into consideration the quoted market price of the Company’s outstanding common stock and includes a control premium, derived from historical insurance industry acquisition activity, in determining the estimated fair value of the consolidated entity before allocating that fair value to individual reporting units. The discounted cash flow analysis utilizes long term assumptions for revenue growth, capital growth, earnings projections including those used in the Company’s strategic plan, and an appropriate discount rate. The peer company price to earnings multiples analysis takes into consideration the price earnings multiples of peer companies for each reporting unit and estimated income from the Company’s strategic plan.

Tower Group, Inc.

Notes to Consolidated Financial Statements

The Company conducted the required annual goodwill and intangible asset impairment testing as of September 30 for 2012. Additionally, identifiable intangible assets and goodwill are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. No impairment losses were recognized in 2012, 2011 or 2010.

Other Assets

Tower’s other assets balances are comprised primarily of fixed assets, capitalized software development costs, restricted cash, receivables for securities sold, receivables for the participation in involuntary pools and current tax receivables.

Fixed Assets

Furniture, leasehold improvements, computer equipment, and software, including internally developed software, are reported at cost less accumulated depreciation and amortization. Gross fixed assets were $194.0 million and $176.4 million as of December 31, 2012 and 2011, respectively. Capitalized leases of $44.0 million and $41.0 million were included in this amount as at December 31, 2012 and 2011, respectively. Accumulated depreciation and amortization of $54.7 million and $56.5 million were recorded as of December 31, 2012 and 2011, respectively. In 2012, the Company wrote off $21.5 million of fully depreciated fixed assets with no impact to net income. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. The Company estimates the useful life for computer equipment to be three years, computer software, three to seven years, furniture and other equipment seven years and leasehold improvements is the term of the lease. Depreciation and amortization expense of $20.2 million, $22.0 million and $15.4 million were recorded for the years ended December 31, 2012, 2011 and 2010, respectively. Fixed assets are recorded in Other Assets on the balance sheet.

Other liabilities

Tower’s other liabilities balances are comprised primarily of accrued operating expenses, payables for securities purchased, accrued boards, bureaus and tax expenses, and capital lease obligations.

Variable Interest Entities

The Company consolidates the Reciprocal Exchanges as it has determined that these are variable interest entities and that the Company is the primary beneficiary. See “Note 5 – Variable Interest Entities” for more details.

Investment in unconsolidated affiliate

Although the Company owned less than 20% of the outstanding common stock of Canopius Group, Limited (“CGL”) at December 31, 2012, it recorded its investment in CGL under the equity method of accounting as it was able to significantly influence the operating and financial policies and decisions of CGL.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

Treasury Stock

The Company accounts for the treasury stock at the repurchase price as a reduction to stockholders’ equity as it does not currently intend to retire the treasury stock held at December 31, 2012.

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

Foreign currency

The Company’s reporting currency is the U.S. dollar. The Company holds an equity method investment in Canopius Group, Limited, which is denominated in British pounds sterling (“GBP”). The Company translates this investment to U.S. dollars at the exchange rate in effect at the balance sheet date. Tower’s portion of changes in translation adjustment, based on its percentage ownership in this investment, is included as a component of accumulated other comprehensive income.

Statutory Accounting Principles

The Company’s insurance subsidiaries are required to prepare statutory basis financial statements in accordance with practices prescribed or permitted by the state or country in which they are domiciled. See “Note 18 – Statutory Financial Information and Accounting Policies” for more details.

Concentration and Credit Risk

Financial instruments that potentially subject the Company to concentration and credit risk are primarily cash and cash equivalents, investments, interest rate swaps, premiums receivable and reinsurance recoverables. Investments are diversified through many industries and geographic regions through the use of money managers who employ different investment strategies. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. The interest rate swap contracts contain credit support annex agreements with collateral posting provisions which reduces counterparty non-performance risk. The premiums receivable balances are generally diversified due to the number of entities comprising the Company’s distribution network and its customer base, which is largely concentrated in the Northeast, Florida, Texas and California. To reduce credit risk, the Company performs ongoing evaluations of its distribution network’s and customers’ financial condition. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers and, in certain cases, requires collateral from its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. As at December 31, 2012, the largest uncollateralized reinsurance recoverable balance from any one reinsurer was $47.8 million representing 8.3% of the Company’s total reinsurance recoverable balance. Management’s policy is to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Our largest agent accounted for 7.5%, 10% and 12%, respectively, of the insurance subsidiaries’ premiums receivable balances at December 31, 2012, 2011 and 2010. Our largest agent accounted for 7%, 7% and 4% of the insurance subsidiaries’ direct premiums written in 2012, 2011 and 2010, respectively.

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

In September 2011, the FASB issued amended guidance on testing goodwill for impairment. This guidance was intended to reduce the cost and complexity of the annual goodwill impairment test by allowing an entity to utilize more qualitative factors. The Company considered this guidance in the performance of its goodwill impairment test in the fourth quarter as of September 30, 2012. See Note 8 – “Goodwill and Intangible Assets” for further discussion on goodwill impairment testing.

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

Note 3—Investment in Canopius Group Limited and Exercise of Merger Option

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

The “Adjusted Canopius Bermuda Price Per Share” will be equal to the quotient obtained by dividing (i) the sum of (a) the Target TNAV Amount, which is the amount that Tower specifies in a written notice delivered to Canopius Group prior to the signing date of the purchase and sale agreements for the Canopius Secondary Offering, as the target amount of the tangible net asset value of Canopius Bermuda as of the closing date of the Canopius Secondary Offering, (b) the value of the retained business of Canopius Bermuda following its restructuring, (c) the aggregate amount of the placement fees received by the placement agents in connection with the Canopius Secondary Offering and (d) the aggregate amount, expressed in dollars, equal to the absolute

Tower Group, Inc.

Notes to Consolidated Financial Statements

value of the discount from the closing price of Tower’s common stock on the pricing date of the Canopius Secondary Offering, or on another reasonably current date (as agreed by Tower, Canopius Bermuda and the Third Party Investors), that Tower, Canopius Bermuda and the Third Party Investors have agreed is necessary in order to effect the Canopius Secondary Offering, by (ii) the aggregate number of Canopius Bermuda common shares sold in the Canopius Secondary Offering. Because neither the restructuring of Canopius Bermuda nor the Canopius Secondary Offering is likely to occur until the first quarter of 2013 at the earliest, no assurances can be given as to the Target TNAV Amount or the Adjusted Canopius Bermuda Price Per Share. In determining the Target TNAV Amount, Tower will principally consider the amount of capital that it believes will be required to maintain its ratings and to operate the combined business. Tower believes this capital amount to be between $150 million and $180 million.

Although the Merger Agreement contains no conditions precedent to Tower’s obligations to consummate the merger, Tower will not proceed with the merger in the event that (1) the Canopius Secondary Offering cannot be effected, or can only be effected on terms that would make the Stock Conversion Number, and therefore the merger, unattractive to Tower, (2) the Adjusted Canopius Bermuda Price Per Share declines to a point that the Third Party Investors would own 20% or less of the merged entity’s fully diluted capital stock immediately following the closing of the merger, (3) Tower stockholders and option holders, as well as holders of Tower’s convertible senior notes, would own less than 76% of the fully diluted capital stock of Tower Ltd. immediately following the closing of the merger, (4) the parties to the Merger Agreement fail to obtain the necessary regulatory approvals on terms acceptable to Tower, (5) Tower’s stockholders fail to adopt the Merger Agreement and approve the merger, (6) Tower’s Board of Directors determines that the transactions contemplated by the Merger Agreement are not favorable to Tower or its stockholders and (7) Tower has not received an opinion of a nationally recognized law firm, in form and substance satisfactory to Tower, to the effect that the merger should not cause Tower Ltd. to be treated as a domestic corporation under Section 7874(b) of the Internal Revenue Code of 1986, as amended.

The consideration paid by Tower was allocated as follows based upon each of the acquired assets’ estimated fair values:

($ in thousands)

Investment in Unconsolidated Affiliate	$71,512
Merger Option	484
SPS Transaction Right and Acquisition Right	2,903

Total	$74,899

Tower accounts for its 10.7% investment in Canopius Group using the equity method of accounting on a one quarter lag. Management has concluded it exerts significant influence over Canopius Group due to the following: Tower has a board seat on Canopius Group’s Board of Directors, Tower assumes approximately 6% of premiums written by Canopius Group, and Tower has certain rights in accordance with the Merger Option and SPS Transaction Right and Acquisition Right to cause Canopius Group to assist Tower as defined in the Master Transaction Agreement. For the year ended December 31, 2012, Tower recorded a reduction in its investment in Canopius Group by $0.7 million, of which $2.5 million is related to losses recorded in the statement of operations offset by a $1.8 million foreign currency translation adjustment which is recorded in other comprehensive income.

The Merger Option and SPS Transaction Right and Acquisition Right are reported in “Other assets” in the accompanying balance sheet at December 31, 2012.

Tower also participates in Canopius Group’s reinsurance program. For the year ended December 31, 2012, Tower had assumed earned premiums, losses and loss adjustment expenses and commission expense of $49.8 million, $32.3 million and $14.2 million, respectively, relating to business assumed from Canopius Group.

Note 4—Acquisitions

NAV PAC Division of Navigators Group, Inc. (“NAV PAC”)

On January 14, 2011, Tower obtained the renewal rights to the middle market commercial package and commercial automobile business underwritten through the NAV PAC division of Navigators Group, Inc. Tower pays Navigators Insurance Company a commission equal to 2% of the direct premiums written under this renewal rights arrangement. This business allowed us to expand our middle market commercial product offering into certain niche classes of business. This renewal rights acquisition represents the ability to write future insurance business and does not include the acquisition of any assets or liabilities of NAV PAC. Accordingly, this transaction was not accounted for as a business combination.

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

Under the terms of the Agreement, the Company acquired Massachusetts Homeland Insurance Company (“MHIC”), York Insurance Company of Maine (“York”) and two management companies (collectively the “Stock Companies”). The management companies are the attorneys-in-fact for the Reciprocal Exchanges. Tower purchased $102 million principal of surplus notes issued by the Reciprocal Exchanges (the “surplus notes”). In addition, Tower also reinsured the personal lines business written by other subsidiaries of OneBeacon not acquired by Tower. The total consideration paid for OBPL was $164.3 million.

Effective July 1, 2010, Tower entered into transition service agreements with OneBeacon whereby OneBeacon will provide certain information technology and operational support to Tower until such time that these processes are migrated to Tower. Expenses incurred under such transition service agreements were $20.3 million and $23.9 million for the years ended December 31, 2012 and 2011, respectively.

Tower consolidated OBPL as of July 1, 2010 and the purchase consideration has been allocated to the assets acquired and liabilities assumed, including separately identified intangible assets, based on their fair values as of the close of the acquisition, with the amounts exceeding the fair value recorded as goodwill. The goodwill consisted largely of the synergies and economies of scale expected from combining the operations of the Company and OBPL.

Direct costs of the acquisition are accounted for separately from the business combination and are expensed as incurred.

All goodwill associated with the OBPL acquisition has been allocated to the Personal Insurance segment.

Note 5—Variable Interest Entities (“VIEs”)

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

For the year ended December 31, 2012, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $204.7 million, $201.9 million and $2.8 million, respectively. For the year ended December 31, 2011, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $209.8 million, $198.8 million and $11.0 million, respectively.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Note 6—Investments

The cost or amortized cost and fair value of the Company’s investments in fixed maturity and equity securities, gross unrealized gains and losses, and other-than-temporary impairment losses as of December 31, 2012 and December 31, 2011 are summarized as follows:

($ in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Unrealized OTTI Losses (1)

December 31, 2012
U.S. Treasury securities	$183,462	$1,500	$(13)	$184,949	$-
U.S. Agency securities	98,502	4,351	(76)	102,777	-
Municipal bonds	633,373	52,914	(244)	686,043	-
Corporate and other bonds
Finance	233,849	21,293	(95)	255,047	-
Industrial	412,465	26,556	(868)	438,153	-
Utilities	51,698	2,958	(191)	54,465	-
Commercial mortgage-backed securities	211,819	30,375	(141)	242,053	-
Residential mortgage-backed securities
Agency backed securities	283,652	12,326	(262)	295,716	-
Non-agency backed securities	38,615	3,575	(34)	42,156	(6)
Asset-backed securities	42,751	1,615	(14)	44,352	-

Total fixed-maturity securities	2,190,186	157,463	(1,938)	2,345,711	(6)
Preferred stocks, principally financial sector	31,272	730	(481)	31,521	-
Common stocks, principally financial and industrial sectors	118,076	953	(4,292)	114,737	-
Short-term investments	4,749	1	-	4,750	-

Total, December 31, 2012	$2,344,283	$159,147	$(6,711)	$2,496,719	$(6)

Tower	$2,075,189	$141,614	$(6,210)	$2,210,593	$(6)
Reciprocal Exchanges	269,094	17,533	(501)	286,126	-

Total, December 31, 2012	$2,344,283	$159,147	$(6,711)	$2,496,719	$(6)

December 31, 2011
U.S. Treasury securities	$154,430	$1,725	$(13)	$156,142	$-
U.S. Agency securities	114,411	2,779	-	117,190	-
Municipal bonds	688,192	48,777	(255)	736,714	-
Corporate and other bonds
Finance	331,917	9,201	(4,615)	336,503	-
Industrial	388,139	22,198	(2,287)	408,050	-
Utilities	30,164	3,067	(61)	33,170	-
Commercial mortgage-backed securities	232,877	22,854	(2,564)	253,167	(483)
Residential mortgage-backed securities
Agency backed securities	304,876	15,401	(1)	320,276	-
Non-agency backed securities	29,907	2,603	(901)	31,609	(695)
Asset-backed securities	60,199	1,309	(655)	60,853	-

Total fixed-maturity securities	2,335,112	129,914	(11,352)	2,453,674	(1,178)
Preferred stocks, principally financial sector	24,083	317	(890)	23,510	-
Common stocks, principally industrial and financial sectors	68,951	1,078	(4,194)	65,835	-
Short-term investments	-	-	-	-	-

Total, December 31, 2011	$2,428,146	$131,309	$(16,436)	$2,543,019	$(1,178)

Tower	$2,138,001	$118,173	$(15,075)	$2,241,099	$(1,178)
Reciprocal Exchanges	290,145	13,136	(1,361)	301,920	-

Total, December 31, 2011	$2,428,146	$131,309	$(16,436)	$2,543,019	$(1,178)

(1) Represents the gross unrealized loss on other-than-temporarily impaired securities recognized in accumulated other comprehensive income (loss).

Tower Group, Inc.

Notes to Consolidated Financial Statements

As at December 31, 2012 and 2011, U.S. Treasury Notes and other securities with carrying values of $351.1 million and $226.8 million, respectively, were on deposit with various states to comply with the insurance laws in which the Company is licensed.

In addition, the Company had $481.5 million and $340.8 million of investments as of December 31, 2012 and 2011, respectively, held by counterparties as collateral or in trusts to support letter of credit issued on Tower’s behalf, reinsurance liabilities on certain assumed reinsurance treaties, and collateral posted for certain leases.

Major categories of net investment income are summarized as follows:

	Year Ended December 31,
($ in thousands)	2012	2011	2010

Income
Fixed-maturity securities	$96,056	$105,533	$103,921
Equity securities	28,989	24,576	7,225
Cash and cash equivalents	1,112	695	732
Other invested assets	6,680	274	-
Other	387	643	539

Total	133,224	131,721	112,417
Expenses
Investment expenses	(6,059)	(5,247)	(5,152)

Net investment income	$127,165	$126,474	$107,265

Tower	121,907	120,083	105,506
Reciprocal Exchanges	12,575	12,846	5,118
Elimination of interest on Reciprocal Exchange surplus notes	(7,317)	(6,455)	(3,359)

Net investment income	$127,165	$126,474	$107,265

Proceeds from the sale of fixed-maturity securities were $1.8 billion, $2.0 billion and $1.4 billion for the year ended December 31, 2012, 2011 and 2010, respectively. Proceeds from the sale of equity securities were $1.4 billion, $793.9 million and $80.7 million for the year ended December 31, 2012, 2011 and 2010, respectively.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Year Ended December 31,
($ in thousands)	2012	2011	2010

Fixed-maturity securities
Gross realized gains	$59,319	$44,550	$31,587
Gross realized losses	(2,780)	(11,101)	(11,388)

	56,539	33,449	20,199
Equity securities
Gross realized gains	13,090	8,328	482
Gross realized losses	(31,404)	(29,138)	(3,007)

	(18,314)	(20,810)	(2,525)
Other (1)
Gross realized gains	3,432	-	-
Gross realized losses	(6,548)	-	-

	(3,116)	-	-

Net realized gains on investments	35,109	12,639	17,674

Other-than-temporary impairment losses:
Fixed-maturity securities	(1,320)	(580)	(3,021)
Equity securities	(8,313)	(2,665)	-

Total other-than-temporary impairment losses recognized in earnings	(9,633)	(3,245)	(3,021)

Total net realized investment gains (losses)	$25,476	$9,394	$14,653

Tower	$12,245	$6,980	$14,910
Reciprocal Exchanges	13,231	2,414	(257)

Total net realized investment gains (losses)	$25,476	$9,394	$14,653

(1) Other gross realized gains and losses consists primarily of “debt and equity securities sold, not yet purchased,” which are reported with Other liabilities.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

The evaluation of equity securities includes management’s intent and ability to hold the security to recovery. Management will record OTTI in those situations where it does not intend to hold the security to recovery or if the security is not expected to recover in value in the near term.

The following table shows the amount of fixed-maturity and equity securities that were OTTI for the years ended December 31, 2012, 2011 and 2010. This resulted in recording impairment write-downs included in net realized investment gains (losses), and reduced the unrealized loss in other comprehensive net income:

	Year Ended December 31,
($ in thousands)	2012	2011	2010

Municipal bonds	$(113)	$-	$-
Corporate and other bonds	(1,029)	-	-
Commercial mortgage-backed securities	(430)	(219)	(6,987)
Residential mortgage-backed securities	(34)	(235)	(6,164)
Asset-backed securities	-	(391)	(1,779)
Equities	(8,313)	(2,664)	-

Other-than-temporary-impairments	(9,919)	(3,509)	(14,930)
Portion of loss recognized in accumulated other comprehensive income (loss)	286	264	11,909

Impairment losses recognized in earnings	$(9,633)	$(3,245)	$(3,021)

Tower	$(9,919)	$(3,245)	$(3,021)
Reciprocal Exchanges	286	-	-

Impairment losses recognized in earnings	$(9,633)	$(3,245)	$(3,021)

The following table provides a rollforward of the cumulative amount of credit related OTTI for securities still held showing the amounts that have been included in earnings on a pretax basis for the years ended 2012 and 2011 (none of such OTTI was included within the Reciprocal Exchanges):

	Year Ended December 31,
($ in thousands)	2012	2011	2010

Balance, January 1,	$12,666	$18,075	$41,904
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	1,259	44	707
OTTI has been previously recognized	61	537	2,314
Reductions due to:
Securities sold during the period (realized)	(9,494)	(5,990)	(26,850)

Balance, December 31,	$4,492	$12,666	$18,075

Unrealized Losses

There are 212 securities at December 31, 2012, including fixed maturities and equity securities, which account for the gross unrealized loss, none of which is deemed by management to be OTTI. Temporary losses on corporate and other bonds result from purchases made in a lower interest rate environment or lower yield spread environment. In addition, there have been some ratings downgrades on certain of these securities. After analyzing the credit quality, balance sheet strength and company outlook, management believes these securities will recover in value. The structured securities that had significant unrealized losses resulted primarily from declines in both residential and commercial real estate prices. To the extent projected cash flows on structured securities change adversely, they would be considered OTTI, and an impairment loss would be recognized in the current period. Management considered all relevant factors, including expected recoverability of cash flows, in assessing whether a loss was other-than-temporary. The Company does not intend to sell these fixed maturity securities, and it is not more likely than not that these securities will be sold before recovering their cost basis.

Tower Group, Inc.

Notes to Consolidated Financial Statements

For all fixed-maturity securities in an unrealized loss position at December 31, 2012, the Company has received all contractual interest payments (and principal if applicable). Based on the continuing receipt of cash flow and the foregoing analyses, management expects continued timely payments of principal and interest and considers the losses to be temporary.

The unrealized loss position associated with the fixed-maturity portfolio was $1.9 million as of December 31, 2012, consisting primarily of corporate bonds and mortgage-backed securities of $1.6 million. The total fixed-maturity portfolio of gross unrealized losses included 182 securities which were, in aggregate, approximately 0.7% below amortized cost. Of the 182 fixed maturity investments identified, 31 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these investments at December 31, 2012 was $0.3 million. Management does not consider these investments to be other-than-temporarily impaired.

For common stocks, there were 23 securities in a loss position at December 31, 2012 totaling $4.3 million. Management evaluated the financial condition of the common stock issuers, the severity and duration of the impairment, and our ability and intent to hold to recovery and determined these securities are not OTTI. The evaluation consisted of a detailed review, including but not limited to some or all of the following factors for each security: the current S&P rating, analysts’ reports, past earnings trends and analysts’ earnings expectations for the next 12 months, liquidity, near-term financing risk, and whether the company was currently paying dividends on its equity securities. Management does not consider these investments to be other-than-temporarily impaired.

Tower Group, Inc.

Notes to Consolidated Financial Statements

The following table presents information regarding invested assets that were in an unrealized loss position at December 31, 2012 and December 31, 2011 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Aggregate	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses

December 31, 2012
U.S. Treasury securities	$44,347	$(13)	$-	$-	$44,347	$(13)
U.S. Agency securities	22,345	(76)	-	-	22,345	(76)
Municipal bonds	21,532	(235)	251	(9)	21,783	(244)
Corporate and other bonds
Finance	17,853	(95)	-	-	17,853	(95)
Industrial	53,576	(667)	4,188	(202)	57,764	(869)
Utilities	20,143	(191)	7	-	20,150	(191)
Commercial mortgage-backed securities	23,223	(141)	95	-	23,318	(141)
Residential mortgage-backed securities
Agency backed	59,009	(261)	25	(1)	59,034	(262)
Non-agency backed	815	(6)	588	(28)	1,403	(34)
Asset-backed securities	1,499	(2)	4,232	(11)	5,731	(13)

Total fixed-maturity securities	264,342	(1,687)	9,386	(251)	273,728	(1,938)
Preferred stocks	9,716	(155)	5,724	(326)	15,440	(481)
Common stocks	55,560	(4,292)	-	-	55,560	(4,292)

Total, December 31, 2012	$329,618	$(6,134)	$15,110	$(577)	$344,728	$(6,711)

Tower	$271,609	$(5,732)	$13,338	$(478)	$284,947	$(6,210)
Reciprocal Exchanges	58,009	(402)	1,772	(99)	59,781	(501)

Total, December 31, 2012	$329,618	$(6,134)	$15,110	$(577)	$344,728	$(6,711)

December 31, 2011
U.S. Treasury securities	$92,001	$(13)	$-	$-	$92,001	$(13)
U.S. Agency securities	-	-	-	-	-	-
Municipal bonds	13,449	(255)	-	-	13,449	(255)
Corporate and other bonds
Finance	138,986	(4,610)	251	(5)	139,237	(4,615)
Industrial	57,357	(2,141)	3,519	(146)	60,876	(2,287)
Utilities	1,902	(61)	-	-	1,902	(61)
Commercial mortgage-backed securities	26,130	(2,564)	-	-	26,130	(2,564)
Residential mortgage-backed securities
Agency backed	19	(1)	12	-	31	(1)
Non-agency backed	13,294	(318)	4,609	(583)	17,903	(901)
Asset-backed securities	29,624	(647)	610	(8)	30,234	(655)

Total fixed-maturity securities	372,762	(10,610)	9,001	(742)	381,763	(11,352)
Preferred stocks	17,773	(644)	1,303	(246)	19,076	(890)
Common stocks	44,132	(4,194)	-	-	44,132	(4,194)

Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

Tower	$398,989	$(14,160)	$8,264	$(915)	$407,253	$(15,075)
Reciprocal Exchanges	35,678	(1,288)	2,040	(73)	37,718	(1,361)

Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

Fixed-Maturity Investment—Time to Maturity

The following table shows the composition of the fixed-maturity portfolio by remaining time to maturity at December 31, 2012 and 2011. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date.

	Tower		Reciprocal Exchanges		Total
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

December 31, 2012
Remaining Time to Maturity
Less than one year	$30,082	$30,614	$2,678	$2,715	$32,760	$33,329
One to five years	489,939	510,523	45,576	47,275	535,515	557,798
Five to ten years	564,556	607,711	76,480	80,009	641,036	687,720
More than 10 years	346,410	380,045	57,628	62,542	404,038	442,587
Mortgage and asset-backed securities	495,249	536,255	81,588	88,022	576,837	624,277

Total	$1,926,236	$2,065,148	$263,950	$280,563	$2,190,186	$2,345,711

December 31, 2011
Remaining Time to Maturity
Less than one year	$40,201	$40,529	$44,238	$44,942	$84,439	$85,471
One to five years	479,721	491,904	81,566	83,743	561,287	575,647
Five to ten years	563,830	593,838	21,522	22,797	585,352	616,635
More than 10 years	427,357	458,536	48,818	51,480	476,175	510,016
Mortgage and asset-backed securities	535,823	568,813	92,036	97,092	627,859	665,905

Total	$2,046,932	$2,153,620	$288,180	$300,054	$2,335,112	$2,453,674

Other Invested Assets

The following table shows the composition of the other invested assets as of December 31, 2012 and 2011:

($ in thousands)	2012	2011

Limited partnerships, equity method	$23,864	$12,459
Real estate, amortized cost	7,422	6,888
Securities reported under the fair value option	25,000	25,000
Other	1,500	-

Total	$57,786	$44,347

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

As at December 31, 2012 and 2011, the Company’s financial instruments carried at fair value are allocated among levels as follows:

($ in thousands)	Level 1	Level 2	Level 3	Total

December 31, 2012
Fixed-maturity securities
U.S. Treasury securities	$-	$184,949	$-	$184,949
U.S. Agency securities	-	102,777	-	102,777
Municipal bonds	-	686,043	-	686,043
Corporate and other bonds	-	747,665	-	747,665
Commercial mortgage-backed securities	-	242,053	-	242,053
Residential mortgage-backed securities	-	-	-	-
Agency	-	295,716	-	295,716
Non-agency	-	42,156	-	42,156
Asset-backed securities	-	44,352	-	44,352

Total fixed-maturities	-	2,345,711	-	2,345,711
Equity securities	146,258	-	-	146,258
Short-term investments	-	4,750	-	4,750

Total investments at fair value	146,258	2,350,461	-	2,496,719
Other invested assets (1)	-	-	25,000	25,000
Other liabilities	-	-	-	-
Interest rate swap contracts	-	(9,016)	-	(9,016)
Debt and equity securities sold, not yet purchased	-	(17,101)	-	(17,101)

Total, December 31, 2012	$146,258	$2,324,344	$25,000	$2,495,602

Tower	$140,695	$2,043,780	$25,000	$2,209,475
Reciprocal Exchanges	5,563	280,564	-	286,127

Total, December 31, 2012	$146,258	$2,324,344	$25,000	$2,495,602

December 31, 2011
Fixed-maturity securities
U.S. Treasury securities	$-	$156,142	$-	$156,142
U.S. Agency securities	-	117,190	-	117,190
Municipal bonds	-	736,714	-	736,714
Corporate and other bonds	-	777,723	-	777,723
Commercial mortgage-backed securities	-	253,167	-	253,167
Residential mortgage-backed securities	-	-	-	-
Agency	-	320,276	-	320,276
Non-agency	-	31,609	-	31,609
Asset-backed securities	-	60,853	-	60,853

Total fixed-maturities	-	2,453,674	-	2,453,674
Equity securities	89,345	-	-	89,345
Short-term investments	-	-	-	-

Total investments	89,345	2,453,674	-	2,543,019
Other invested assets (2)	-	-	25,000	25,000
Other liabilities	-	-	-	-
Interest rate swap contracts	-	(7,384)	-	(7,384)

Total, December 31, 2011	$89,345	$2,446,290	$25,000	$2,560,635

Tower	$87,479	$2,146,236	$25,000	$2,258,715
Reciprocal Exchanges	1,866	300,054	-	301,920

Total, December 31, 2011	$89,345	$2,446,290	$25,000	$2,560,635

(1) $25.0 million of the $57.8 million Other invested assets reported on the consolidated balance sheet at December 31, 2012 is reported at fair value. The remaining $32.8 million of Other invested assets is reported under the equity method of accounting or at amortized cost.

(2) $25.0 million of the $44.3 million Other invested assets reported on the consolidated balance sheet at December 31, 2011 is reported at fair value. The remaining $19.3 million of Other invested assets is reported under the equity method of accounting or at amortized cost.

As of December 31, 2012, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair

Tower Group, Inc.

Notes to Consolidated Financial Statements

value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.

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

Substantially all of the portfolio valuations at December 31, 2012 classified as Level 1 or Level 2 in the above table is priced by utilizing the services of several independent pricing services that provide the Company with a price quote for each security. There were no adjustments made to the prices obtained from the independent pricing sources and dealers on securities classified as Level 1 or Level 2.

In 2012, there were no transfers of investments between Level 1 and Level 2 or between Level 2 and Level 3.

The fair values of the interest rate swaps were derived by using an industry standard swap valuation model with market based inputs for swaps having similar characteristics.

The fair values of the debt and equity securities sold, not yet purchased were derived by using quoted prices for similar securities in active markets. These instruments resulted in net realized gains (losses) of $(2.1) million for the year ended December 31, 2012.

In December 2011, the Company purchased two securities that are reported in other invested assets and have been classified as Level 3 of the fair value hierarchy. Management utilizes a discounted cash flow analysis to derive the fair values. For one security, which matures in 2015 and whose cash flows are supported by underlying short-term loans, the significant unobservable inputs include the underlying short-term loans’ probability of default and loss severity, and a discount for the security’s lack of marketability. Increases in the probability of default and loss severity assumptions (which generally move directionally with each other) would have the effect of decreasing the fair value of this security. The Company obtains credit ratings on the underlying short-term loans quarterly and considers these ratings when updating its assumptions. The second security is an equity instrument which entitles the Company to residual interests of a finite life special purpose vehicle. The significant unobservable inputs include the estimated losses to be incurred by the vehicle and the equity instrument’s lack of marketability. The Company obtains quarterly financial data from the vehicle and evaluates the estimated incurred loss figure. An increase in the vehicle’s estimated incurred losses would have the effect of decreasing the instrument’s fair value.

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

There were no changes in Level 3 assets measured at fair value for the years ended December 31, 2012 and 2011.

Tower Group, Inc.

Notes to Consolidated Financial Statements

The following table summarizes changes in Level 3 assets measured at fair value for the year ended December 31, 2012 and 2011 for Tower (the Reciprocal Exchanges have no Level 3 assets):

	Year Ended December 31,
($ in thousands)	2012	2011	2010

Beginning balance, January 1	$25,000	$2,058	$13,595
Total gains (losses)-realized / unrealized
Included in net income	-	(1,067)	(32)
Included in other comprehensive income (loss)	-	-	(6,229)
Purchases, issuances and settlements	-	25,000	-
Net transfers into (out of) Level 3	-	(991)	(5,276)

Ending balance, December 31,	$25,000	$25,000	$2,058

Note 8—Goodwill and Intangible Assets

Goodwill

Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. See Note 4 – “Acquisitions” for information regarding the calculation of goodwill related to the recent acquisitions. The following is a summary of goodwill by reporting units:

($ in thousands)	Commercial Insurance	Personal Insurance	Total

Balance, January 1, 2011 as reported	$189,121	$56,427	$245,548
Adjustments (a)	(3,203)	(887)	(4,090)

Balance, January 1, as adjusted	185,918	55,540	241,458
Adjustments	-	-	-

Balance, January 1, 2012	185,918	55,540	241,458
Adjustments	-	-	-

Total, December 31, 2012	$185,918	$55,540	$241,458

(a) In 2012, the Company identified deferred tax assets that should have been recorded in purchase accounting for certain acquisitions. The Company increased deferred tax assets by $4,090 and reduced goodwill to properly report 2010 and prior items as of the earliest period presented.

Goodwill impairment testing

The Company performs an impairment test for each of our reporting units with goodwill annually or whenever events or circumstances indicate that the value of goodwill may be impaired. In performing Step 1 of the impairment test, management compared the fair value of the reporting units to their carrying value including goodwill. If the carrying value including goodwill were to exceed the fair value of a reporting unit, Step 2 of the test would be performed. Step 2 of the impairment test requires the carrying value of goodwill to be reduced to its fair value, if lower, as of the test date. For Step 1 of the test, the Company estimated the reporting unit’s fair value using an average of five standard valuation techniques, which include a market multiples based on (i) book value; (ii) tangible book value; (ii) estimates of projected results for 2013 and 2014; and, (iv) a valuation technique using discounted cash flows (“DCF”) to be generated by the reporting unit, which include a terminal value.

The market multiples techniques are based on book value; tangible book value; and estimates of projected future results were derived from selected guideline companies, which write products similar to those issued by us and are of comparable size, and were adjusted for the return on equity and the return on tangible equity. The DCF valuation and market multiples are based on projected future results involve a number of estimates that require broad assumptions and significant judgment by management regarding future performance. The key assumptions used in these methods are as follows:

	Commercial Insurance	Personal Insurance

Discounting interest rate	10%	10%
Growth rate – near term	8-14%	10-23%
Terminal growth rate	3%	3%
Combined ratio(*)	94%-98%	94%-98%

* In the determination of the terminal value we considered a combined ratio of 94% as reasonable for Commercial Insurance and Personal Insurance.

Tower Group, Inc.

Notes to Consolidated Financial Statements

The Company also compared the aggregate fair value of the reporting units to Tower’s overall market capitalization. The aggregate fair value of the reporting units exceeded Tower’s book value by 1% and market capitalization by 42%; management believes that the implied premium of the aggregate fair value over market capitalization is a reasonable valuation for an acquisition control premium (the price in excess of a stock’s market price that investors would typically pay to gain control of an entity).

For the Commercial Insurance reporting unit, the Company determined in Step 1 that the reporting unit’s fair value was less than its carrying value, primarily driven by the overall market capitalization. Accordingly, recoverability was evaluated assuming fair value was allocated to assets and liabilities as if the reporting unit had been acquired in a business combination. In Step 2, the implied value of the Commercial Insurance reporting unit’s goodwill was greater than its goodwill carrying value by $5 million considering an acquisition control premium of 42%; therefore, goodwill was not impaired and no write-down was required; however, the Step 1 comparison indicates a greater risk of future impairment for this reporting unit’s goodwill.

For the Personal Insurance reporting unit, management determined in Step 1 that the reporting unit’s fair value was in excess of its carrying value by 9% or $21 million considering an acquisition control premium of 42%; and therefore goodwill was not impaired.

In November and December 2012, Tower’s market capitalization was negatively impacted by what management believes was the uncertainty about the results of Superstorm Sandy coupled with the uncertainty as to the timing of the merger with Canopius: therefore, despite a temporary decline in the Company’s share price, management determined that there were no events or material changes in circumstances that indicated that a material change in the fair value of the Company’s reporting units had occurred.

Subsequent goodwill assessments could result in impairment due to the impact of a volatile financial market on earnings, discount assumptions, liquidity and market capitalization, as well as our assessment of segment organization upon the completion of the proposed merger with the Canopius Bermuda Operations. Management will continue to monitor its goodwill for possible future impairments.

Intangible Assets

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer relationships and trademarks. Insurance company licenses and management contracts are considered indefinite life intangible assets subject to annual impairment testing.

The components of intangible assets and their useful lives, accumulated amortization, and net carrying value as of December 31, 2012 and 2011 are as follows:

		December 31, 2012			December 31, 2011
($ in thousands)	Useful Life (in-yrs)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Insurance licenses	-	$19,003	$-	$19,003	$19,003	$-	$19,003
Management contracts	-	54,600	-	54,600	54,600	-	54,600
Customer relationships	10-25	57,890	(26,754)	31,136	57,890	(19,427)	38,463
Trademarks	5	5,290	(3,261)	2,029	5,290	(2,436)	2,854

Total		$136,783	$(30,015)	$106,768	$136,783	$(21,863)	$114,920

Tower		$128,283	$(28,369)	$99,914	$130,883	$(20,802)	$110,081
Reciprocal Exchanges		8,500	(1,646)	6,854	5,900	(1,061)	4,839

Total		$136,783	$(30,015)	$106,768	$136,783	$(21,863)	$114,920

Tower Group, Inc.

Notes to Consolidated Financial Statements

The activity in the components of intangible assets for the years ended December 31, 2012 and 2011 consisted of intangible assets acquired from business combinations and amortization expense as shown in the table below:

($ in thousands)	Insurance Licenses	Management Contracts	Customer Relationships	Trademarks	Total

Balance, January 1, 2011	$19,003	$54,600	$46,492	$3,725	$123,820
Additions	-	-	-	-	-
Deductions (a)	-	-	(8,029)	(871)	(8,900)

Balance, December 31, 2011	$19,003	$54,600	$38,463	$2,854	$114,920

Tower	$18,603	$54,600	$35,594	$1,284	$110,081
Reciprocal Exchanges	400	-	2,869	1,570	4,839

Total, December 31, 2011	$19,003	$54,600	$38,463	$2,854	$114,920

Additions	-	-	-	-	-
Deductions (a)	-	-	(7,327)	(825)	(8,152)

Balance, December 31, 2012	$19,003	$54,600	$31,136	$2,029	$106,768

Tower	$16,003	$54,600	$28,600	$711	$99,914
Reciprocal Exchanges (b)	3,000	-	2,536	1,318	6,854

Total, December 31, 2012	$19,003	$54,600	$31,136	$2,029	$106,768

(a) Amortization

(b) In 2012, Tower transferred a licensed insurance subsidiary shell to the Reciprocal Exchanges, as discussed in Note 2-Accounting Policies and Basis of Presentation. This resulted in classifying $2.6 million insurance licenses out of Tower and into the Reciprocal Exchange.

Intangible asset impairment testing and amortization

The Company performs an analysis annually as of September 30 to identify potential impairment of intangible assets with both definite and indefinite lives and measures the amount of any impairment loss that may need to be recognized. Intangible asset impairment testing requires an evaluation of the estimated fair value of each identified intangible asset to its carrying value. An impairment charge could be recorded if the estimated fair value is less than the carrying amount of the intangible asset. No impairments have been identified in the years ended December 31, 2012, 2011 and 2010.

The Company recorded amortization expense related to intangible assets with definite lives of $8.2 million, $8.9 million and $6.6 million in the years ended December 31, 2012, 2011 and 2010, respectively. The estimated amortization expense associated with these intangible assets for each of the next five years is:

($ in thousands)	Tower	Reciprocal Exchanges	Total

2013	$6,791	$517	$7,308
2014	2,804	466	3,270
2015	2,253	405	2,658
2016	1,932	354	2,286
2017	1,716	311	2,027

Tower Group, Inc.

Notes to Consolidated Financial Statements

Note 9—Deferred Acquisition Costs (“DAC”)

Acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty business for the year ended December 31, 2012, 2011 and 2010 as follows:

	Year Ended December 31,
	2012			2011			2010
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total

Deferred acquisition costs, net, January 1	$156,992	$11,866	$168,858	$145,917	$18,206	$164,123	$126,307	$-	$126,307
Acquisition date value of business acquired (“VOBA”) of acquired entities	-	-	-	-	-	-	23,492	17,301	40,793
Cost incurred and deferred:
Commissions and brokerage	298,444	31,266	329,710	279,699	31,837	311,536	240,428	20,465	260,893
Other underwriting and acquisition costs	68,238	7,467	75,705	64,416	5,896	70,312	87,715	13,500	101,215
Ceding commission revenue	(25,052)	(15,878)	(40,930)	(20,082)	(11,446)	(31,528)	(32,526)	(7,232)	(39,758)

Net costs incurred and deferred	341,630	22,855	364,485	324,033	26,287	350,320	295,617	26,733	322,350
Amortization	(329,045)	(23,357)	(352,402)	(312,958)	(32,627)	(345,585)	(299,499)	(25,828)	(325,327)

Deferred acquisition costs, net, December 31,	$169,577	$11,364	$180,941	$156,992	$11,866	$168,858	$145,917	$18,206	$164,123

Note 10—Reinsurance

The Company utilizes various excess of loss, quota share and catastrophe reinsurance programs to limit its exposure to a maximum loss on any one risk.

Under the terms of the excess of loss programs in 2012, Tower was at risk of loss for $5.0 million on property, $3.5 million on workers’ compensation and $2.5 million on umbrella. The Company then had reinsurance coverage up to $30 million for property, $60 million for workers’ compensation, and $5 million for umbrella. In addition, the Company also had “clash coverage” in effect for 2012 for a limit of $5 million in excess of $5 million which applies to the aggregate liability for liability losses from multiple insureds involved in the same occurrence.

Tower’s 2012 quota share reinsurance cedes 35.5% of the homeowners business written by the companies obtained in the OBPL transaction. This coverage has a $288 million per occurrence cap.

The Company also purchases property catastrophe reinsurance on an excess of loss basis above a specified retention to protect itself from an accumulation of losses resulting from a catastrophic event. At the July 1, 2012 renewal of its property catastrophe program, the Company maintained a retention of $75 million per catastrophe, had 100% catastrophe protection for the next $75 million of loss above the $75 million, 70% catastrophe protection for the next $75 million of loss over $150 million and 100% catastrophe protection for the next $700 million of loss in excess of $225 million.

In 2012 Tower purchased an Original Insured Market Loss Warranty basis, whereby the Company can recover up to the limit of the contract for its ultimate net loss arising from the windstorm peril in the Northeast in an event where the insured market loss exceeds a specified threshold.

In 2011, Tower was at risk of loss for the first $5.0 million on property, $2.5 million on workers’ compensation and $2.5 million on umbrella. The Company then had reinsurance coverage up to $30 million for property, $50 million for workers’ compensation, and $5 million for umbrella. In addition, the Company also had “clash coverage” in effect for 2012 for a limit of $5 million in excess of $5 million which applies to the aggregate liability for liability losses from multiple insureds involved in the same occurrence. The property catastrophe program renewed on July 1, 2011 had a retention of $75 million per catastrophe, had 60% catastrophe protection for the next $50 million of loss above the $75 million, and 100% percent catastrophe protection for the next $775 million of loss in excess of $125 million.

The Company maintains funds held liabilities under the liability quota share reinsurance agreements written in 2010 and prior years and is required to credit interest to the reinsurers with annual effective yields ranging from 2.5% to 4.0% on the monthly balance in the funds held liability accounts. The amounts credited for 2012, 2011 and 2010 were $3.9 million, $3.6 million and $2.7 million, respectively, and have been recorded as interest expense.

The Reciprocal Exchanges are not party to the reinsurance agreements discussed above, except for the homeowners quota share treaty whereby they cede 35.5% of homeowners business written. The Reciprocal Exchanges were covered under this treaty in 2012, 2011 and 2010. The Reciprocal Exchanges are also protected under a property catastrophe reinsurance cover placed on an excess of loss basis. In 2012, 2011 and 2010, this coverage was for 100% of $150 million in excess of a $10 million retention.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Impact of Reinsurance on Premiums

The table below shows direct, assumed and ceded premiums for the years ended December 31, 2012, 2011 and 2010:

($ in thousands)	Direct	Assumed	Ceded	Net

2012
Premiums written	$1,755,157	$215,915	$231,691	$1,739,382
Change in unearned premiums	3,647	(31,370)	(9,884)	(17,840)

Premiums earned	$1,758,804	$184,545	$221,807	$1,721,542

2011
Premiums written	$1,692,282	$118,642	$172,333	$1,638,591
Change in unearned premiums	(8,262)	(12,890)	23,589	(44,741)

Premiums earned	$1,684,020	$105,752	$195,922	$1,593,850

2010
Premiums written	$1,432,177	$64,194	$182,307	$1,314,064
Change in unearned premiums	(2,927)	26,195	44,663	(21,395)

Premiums earned	$1,429,250	$90,389	$226,970	$1,292,669

Reinsurance Balances

As of December 31, 2012 and 2011, the Company had $532.6 million and $314.0 million, respectively, of reinsurance recoverables with reinsurers rated A- or higher by A.M. Best. These represented 92.2% and 91.0%, respectively, of the Company’s total reinsurance recoverables as of those dates. As of December 31, 2012 and 2011, the largest reinsurance recoverable balance with any one reinsurer was approximately 8.3% and 9.1% of the Company’s stockholders’ equity.

The Company did not record any modifications of its reinsurance recoverables on paid or unpaid losses in the years ended December 31, 2012, 2011 or 2010. The Company recorded no allowance for credit losses on its reinsurance recoverables on paid or unpaid losses as of December 31, 2012 or 2011. The Company did not consider that any of its undisputed reinsurance recoverables on paid or unpaid losses as of years ended December 31, 2012 and 2011 to be past due. As discussed in “Note 17 – Contingencies”, certain reinsurance agreements are subject to legal proceedings.

Under certain reinsurance agreements, collateral and letters of credit (“collateral”) are held to secure performance of reinsurers in meeting their obligations. The amount of such collateral was $189.6 million and $161.9 million at December 31, 2012 and 2011, respectively. The collateral we hold does not apply to our entire outstanding reinsurance recoverable. Rather, collateral is provided on an individual basis. For each individual reinsurer, the collateral held may exceed or fall below the total outstanding recoverable from that individual reinsurer.

Ceding Commission Revenue

The Company earns ceding commission revenue under certain quota share reinsurance agreements. In addition, the commission revenue earned on prior reinsurance agreements continue to be adjusted based on a sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and ceding commissions earned increase when the estimated ultimate loss ratio decreases, and conversely, the commission rate and ceding commissions earned decrease when the estimated ultimate loss ratio increases.

The estimated ultimate loss ratios are the Company’s best estimate based on facts and circumstances known at the end of each period that losses are estimated. The estimation process is complex and involves the use of informed estimates, judgments and actuarial methodologies relative to future claims severity and frequency, the length of time for losses to develop to their ultimate level, possible changes in law and other external factors. The same uncertainties associated with estimating loss and loss adjustment expense reserves affect the estimates of ceding commissions earned. The Company monitors and adjusts the ultimate loss ratio on a quarterly basis to determine the effect on the commission rate and ceding commissions earned. The decrease in estimated ceding commission income relating to prior years recorded in 2012, 2011 and 2010 was $4.5 million, $0.1 million and $2.2 million, respectively.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Note 11—Loss and Loss Adjustment Expense

The components of the liability for loss and LAE expenses and related reinsurance recoverables for the years ended December 31, 2012 and 2011 are as follows:

	Tower		Reciprocal Exchanges		Total
($ in thousands)	Gross Liability	Reinsurance Recoverable	Gross Liability	Reinsurance Recoverable	Gross Liability	Reinsurance Recoverable

December 31, 2012
Case-basis reserves	$913,411	$79,911	$63,465	$10,160	$976,876	$90,071
IBNR reserves	845,871	363,892	72,326	42,229	918,197	406,121
Recoverable on paid losses	-	16,927	-	682	-	17,609

Total, December 31, 2012	$1,759,282	$460,730	$135,791	$53,071	$1,895,073	$513,801

December 31, 2011
Case-basis reserves	$766,275	$135,686	$82,203	$7,916	$848,478	$143,602
IBNR reserves	729,564	172,725	54,071	3,337	783,635	176,062
Recoverable on paid losses	-	18,233	-	5,670	-	23,903

Total, December 31, 2011	$1,495,839	$326,644	$136,274	$16,923	$1,632,113	$343,567

The following tables provide a reconciliation of the beginning and ending consolidated balances for unpaid losses and LAE for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012			2011
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total

Balance at January 1,	$1,495,839	$136,274	$1,632,113	$1,439,106	$171,315	$1,610,421
Less reinsurance recoverables on unpaid losses	(308,411)	(11,253)	(319,664)	(271,298)	(11,384)	(282,682)

	1,187,428	125,021	1,312,449	1,167,808	159,931	1,327,739
Net reserves, at fair value, of acquired entities	-	-	-	-	-	-
Incurred related to:
Current year	1,066,411	118,099	1,184,510	933,791	142,254	1,076,045
Prior years unfavorable/(favorable) development	78,231	(8,881)	69,350	17,039	(37,835)	(20,796)

Total incurred	1,144,642	109,218	1,253,860	950,830	104,419	1,055,249
Paid related to:
Current year	431,437	98,682	530,119	337,268	59,078	396,346
Prior years	585,154	52,155	637,309	593,942	80,251	674,193

Total paid	1,016,591	150,837	1,167,428	931,210	139,329	1,070,539

Net balance at end of period	1,315,479	83,402	1,398,881	1,187,428	125,021	1,312,449
Add reinsurance recoverables on unpaid losses	443,803	52,389	496,192	308,411	11,253	319,664

Balance at December 31,	$1,759,282	$135,791	$1,895,073	$1,495,839	$136,274	$1,632,113

	2010
($ in thousands)	Tower	Reciprocal Exchanges	Total

Balance at January 1,	$1,131,989	$-	$1,131,989
Less reinsurance recoverables on unpaid losses	(199,687)	-	(199,687)

	932,302	-	932,302
Net reserves, at fair value, of acquired entities	193,484	158,652	352,136
Incurred related to:
Current year	724,254	72,059	796,313
Prior years unfavorable/(favorable) development	(2,433)	(9,857)	(12,290)

Total incurred	721,821	62,202	784,023
Paid related to:
Current year	278,859	46,276	325,135
Prior years	400,940	14,647	415,587

Total paid	679,799	60,923	740,722

Net balance at end of period	1,167,808	159,931	1,327,739
Add reinsurance recoverables on unpaid losses	271,298	11,384	282,682

Balance at December 31,	$1,439,106	$171,315	$1,610,421

Tower Group, Inc.

Notes to Consolidated Financial Statements

Incurred losses and LAE for the year ended December 31, 2012 attributable to insured events of prior years increased by $69.3 million. Excluding the Reciprocal Exchanges the incurred losses and LAE increased by $78.2 million.

The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 72.8% and 66.2% for the years ended December 31, 2012 and 2011, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 73.5% and 67.6% for the years ended December 31, 2012 and 2011, respectively. The Reciprocal Exchanges’ net loss ratio was 66.7% and 55.8% for the years ended December 31, 2012 and 2011, respectively.

Excluding the Reciprocal Exchanges, the 2012 net loss and loss adjustment expenses included $101.0 million from claims related to Superstorm Sandy.

Excluding the Reciprocal Exchanges, there was net adverse loss development of $78.2 million for the year ended December 31, 2012 comprised of adverse development in Personal Insurance of $4.0 million and adverse development in Commercial Insurance of $74.2 million.

The net adverse development in Commercial Insurance included $52.1 million in workers compensation, $20.8 million in commercial automobile liability and $1.3 million in other lines. The net adverse development in Personal Insurance was comprised mainly of $4.6 million for homeowners, $1.2 million for other liability, and $5.4 million for other lines, partially offset by $7.2 million for amortization of reserves risk premium, principally relating to reserves acquired in the OBPL transaction.

For the Reciprocal Exchanges, the favorable development was $8.9 million, comprised of favorable development of $3.1 million for homeowners, $1.6 million for private passenger automobile liability, $1.7 million for other lines, and $2.5 million for amortization of reserves risk premium.

Prior year development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects, although we recorded changes in ceding commissions on reinsurance treaties for which the ceding commissions depend in part on loss experience. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

Incurred losses and LAE for the years ended December 31, 2012 and 2011 included reductions in loss and loss expense reserves pertaining to the amortization of the reserve risk premium on loss reserves recorded in connection with the Company’s acquisitions in prior years. Excluding the Reciprocal Exchanges these reductions in loss reserves were $7.2 million and $3.7 million, respectively, for 2012 and 2011. The Reciprocal Exchanges had reductions in loss reserves of $2.5 million and $1.2 million, respectively, for 2012 and 2011.

Loss and loss adjustment expense reserves. The reserving process for loss and LAE reserves provides management’s best estimate at a particular point in time of the ultimate unpaid cost of all losses and LAE incurred, including settlement and administration of losses, and is based on facts and circumstances then known and including losses that have been incurred but not yet reported. The process includes using actuarial methodologies to assist in establishing these estimates, judgments relative to estimates of future claims severity and frequency, the length of time before losses will develop to their ultimate level and the possible changes in the law and other external factors that are often beyond our control. There are various actuarial methods that are appropriate for the different lines of business, and our actuaries’ use of a particular method or weighting of methods depends in part on the maturity of each accident year by line of business, the limits of liability covered under the policies, the presence or absence of large claims in the experience, and other considerations. In general, the various actuarial methods can be grouped into three categories: loss ratio projection, loss development methods, and the Bornhuetter-Ferguson (“B-F”) method. For the most recent accident year, and especially for liability lines of business, the actuarial method given the most weight is usually the loss ratio method, since the percentage of ultimate claims reported to date is expected to be low and the immature reported claims experience is not a reliable indicator of ultimate losses for that accident year. For property lines of business for the most recent accident year, the B-F method is usually given the most weight, because experience typically shows that there is a small percentage of claims reported in the subsequent period due to normal lags in reporting and processing of claims in these lines of business that can be relatively reliably estimated as a percentage of premiums, which is reflected in the B-F method. For each line

Tower Group, Inc.

Notes to Consolidated Financial Statements

of business, the actuarial reserving method usually given the most weight shifts from the loss ratio projection to the B-F method to the incurred loss projection as each accident year matures. These methods are described in “Business—Loss and Loss Adjustment Expense Reserves.”

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

In most cases, our data are sufficiently credible to determine loss development factors utilizing our own data. In some cases, we supplement our own loss development experience with industry data and utilize historical loss development experience for particular books of business, programs or treaties obtained from our sources. The loss development factors are reviewed at least annually, and whenever there is a significant change in the underlying business. Each quarter we test the loss development by analyzing actual emerging claims compared to expected development.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

Note 12—Stockholders’ Equity

Shares of Common Stock Issued

For the years ended December 31, 2012 and 2011, 0 and 34,612 new common shares, respectively, were issued as the result of employee stock option exercises and 372,618 and 654,180 new common shares, for the same periods, respectively, were issued as the result of restricted stock grants.

For the years ended December 31, 2012 and 2011, 103,599 and 78,732 shares, respectively, of common stock were purchased from employees in connection with the vesting of restricted stock issued under the 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of employees as permitted under the Plan in order to pay the expected amount of tax liability owed by the employees from the vesting of those shares. In addition, for the years ended December 31, 2012 and 2011, 25,166 and 18,841 shares, respectively, of common stock were surrendered as a result of restricted stock forfeitures.

Share Repurchase Program

The Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. In the year ended December 31, 2012, 1.1 million shares of common stock were purchased under these programs at an aggregate consideration of $21.0 million. In the year ended December 31, 2011, 2.9 million shares were purchased under these programs at an aggregate consideration of $64.6 million. As of December 31, 2012, the original $100 million share purchase program had been fully utilized and $26.4 million remained available for future share repurchases under the new program.

Dividends Declared

Dividends on common stock of $29.1 million, $27.9 million and $16.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, were declared and paid.

On January 30, 2013, the Board of Directors approved a quarterly dividend of $0.1875 per share payable on February 28, 2013 to stockholders of record as of February 14, 2013.

Note 13—Debt

The Company’s borrowings consisted of the following at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Credit facility	$70,000	$70,000	$50,000	$50,000
Convertible senior notes	144,673	152,063	141,843	150,743
Subordinated debentures	235,058	232,678	235,058	234,550

Total	$449,731	$454,741	$426,901	$435,293

The fair value of the convertible senior notes are determined utilizing recent transaction prices for these securities between third-party market participants and the fair value of the subordinated debentures are based on discounted cash flow analysis. The significant inputs used for fair value are considered Level 2 in the fair value hierarchy.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Aggregate Scheduled Maturities and Interest Expense

Aggregate scheduled maturities of the Company’s borrowings at December 31, 2012 are:

($ in thousands)

2013	$70,000
2014	150,000	(a)
2033	20,620
2034	25,775
2035	13,403
2036	123,713
2037	51,547

	$455,058

(a) Amount reflected in balance sheet for convertible senior notes is net of unamortized original issue discount of $5.3 million

Total interest expense incurred, including interest expense on the funds held liabilities disclosed in “Note 10 – Reinsurance”, was $32.6 million, $34.3 million and $24.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

($ in millions) Issue Date	Issuer	Maturity Date	Early Redemption	Interest Rate	Amount of Investment in Common Securities of Trust	Principal Amount of Junior Subordinated Debenture Issued to Trust

May 2003	Tower Group Statutory Trust I	May 2033	At our option at par on or after May 15, 2008	Three-month LIBOR plus 410 basis points	$0.3	$10.3

September 2003	Tower Group Statutory Trust II	September 2033	At our option at par on or after September 30, 2008	Three-month LIBOR plus 400 basis points	$0.3	$10.3

May 2004	Preserver Capital Trust I	May 2034	At our option at par on or after May 24, 2009	Three-month LIBOR plus 425 basis points	$0.4	$12.4

December 2004	Tower Group Statutory Trust III	December 2034	At our option at par on or after December 15, 2009	Three-month LIBOR plus 340 basis points	$0.4	$13.4

December 2004	Tower Group Statutory Trust IV	March 2035	At our option at par on or after March 15, 2010	Three-month LIBOR plus 340 basis points	$0.4	$13.4

March 2006	Tower Group Statutory Trust V	April 2036	At our option at par on or after April 7, 2011	Three-month LIBOR plus 330 basis points	$0.6	$20.6

January 2007	Tower Group Statutory Trust VI	March 2037	At our option at par on or after March 15, 2012	8.16% until March 14, 2012; three-month LIBOR plus 300 basis points thereafter	$0.6	$20.6

September 2007	CastlePoint Bermuda Capital Trust I	December 2037	At our option at par on or after December 15, 2012	8.39% until December 14, 2012; three-month LIBOR plus 350 basis points thereafter.	$0.9	$30.9

December 2006	CastlePoint Management Statutory Trust II	December 2036	At our option at par on or after December 15, 2011	Three-month LIBOR plus 350 basis points	$1.6	$51.6

December 2006	CastlePoint Management Statutory Trust I	December 2036	At our option at par on or after December 15, 2011	Three-month LIBOR plus 350 basis points	$1.6	$51.6

Total					$7.1	$235.1

Tower Group, Inc.

Notes to Consolidated Financial Statements

Interest Rate Swaps

In October 2010, the Company entered into interest rate swap contracts (the “Swaps”) with $190 million notional value to manage interest costs and cash flows associated with the floating rate subordinated debentures. The Swaps have terms of five years. The majority of the Swaps is forward starting and become effective when the respective subordinated debentures change from fixed to floating rates and convert the subordinated debentures to fixed rates ranging from 5.1% to 5.9%. As of December 31, 2012 and 2011, the Swaps had a fair value of $9.0 million and $7.4 million, respectively, in a liability position and are reported in Other Liabilities.

The Company has designated and accounts for the Swaps as cash flow hedges. The Swaps are considered to have no ineffectiveness and changes in their fair values will be recorded in Accumulated Other Comprehensive Income (“AOCI”), net of tax. For the years ended December 31, 2012, 2011 and 2010, $1.6 million, $0.4 million and $18,000, respectively, was reclassified from AOCI to interest expense for the effects of the hedges. As of December 31, 2012 and 2011, the Company had collateral on deposit with the counterparty amounting to $9.1 million and $7.0 million, respectively, pursuant to its Credit Support Annex.

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

On November 26, 2012, the Company further amended its credit facility whereby the lenders provided consent to the proposed merger of the Company with a subsidiary of Canopius Holdings Bermuda Limited that the Company expects to consummate (see “Note 3-Investment in Canopius Group Limited and Exercise of Merger Option”). The second amendment also increases the Company’s maximum revolving commitment by $70 million to $220 million upon the effectiveness of the Merger and the satisfaction of certain other conditions set forth in the Second Amendment.

The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements to maintain certain consolidated net worth, debt to capitalization ratios, minimum risk-based capital and minimum statutory surplus. The credit facility also provides for customary events of default, including failure to pay principal when due, failure to pay interest or fees within three days after becoming due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its material subsidiaries, the occurrence of certain material judgments, or a change in control of the Company, and upon an event of default the administrative agent (subject to the consent of the requisite percentage of the lenders) may immediately terminate the obligations to make loans and to issue letters of credit, declare the Company’s obligations under the credit facility to become immediately due and payable, and require the Company to deposit in a collateral account cash collateral with a value equal to the then outstanding amount of the aggregate face amount of any outstanding letters of credit. The Company was in compliance with or has obtained waivers for all covenants under the credit facility at December 31, 2012.

Fees payable by the Company under the credit facility include a fee on the daily unused portion of each letter of credit, a letter of credit fronting fee with respect to each fronted letter of credit and a commitment fee.

The Company had $70.0 million and $50.0 million outstanding as of December 31, 2012 and 2011, respectively. The weighted average interest rate on the amount outstanding as of December 31, 2012 and 2011 was 2.0% and 3.5%, respectively.

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

The adjusted conversion rate at December 31, 2012 is 37.1689 shares of common stock per $1,000 principal amount of the Notes (equivalent to a conversion price of $26.90 per share), subject to further adjustment upon the occurrence of certain events,

Tower Group, Inc.

Notes to Consolidated Financial Statements

including the following: if Tower issues shares of common stock as a dividend or distribution on shares of the common stock , or if Tower effects a share split or share combination; if Tower issues to all or substantially all holders of common stock any rights, options or warrants entitling them, for a period of not more than 45 calendar days after the announcement date of such issuance, to subscribe for or purchase shares of the common stock at a price per share that is less than the average of the last reported sales price of the common stock for the ten consecutive trading day period ending on the date of announcement of such issuance; if Tower distributes shares of its capital stock, other indebtedness, other assets or property of Tower or rights, options or warrants to acquire capital stock or other securities of Tower, to all or substantially all holders of capital stock; if any cash dividend or distribution is made to all or substantially all holders of the common stock, other than a regular quarterly cash dividend that does not exceed $0.125 per share; if Tower makes a payment in respect of a tender offer or exchange offer for common stock, and the cash and value of any other consideration included in the payment per share of common stock exceeds the last reported sale price of the common stock on the trading day next succeeding the last day on which the tenders or exchange may be made. In February 2013, the conversion rate was adjusted to 37.2895, equivalent to a conversion price of $26.82 per share.

Additionally, in the event of a fundamental change, the holders may require the Company to repurchase the Notes for a cash price equal to 100% of the principal plus any accrued and unpaid interest.

The proceeds from the issuance of the Notes were allocated to the liability component and the embedded conversion option, or equity component. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $11.5 million and $5.0 million of deferred origination costs relating to the liability component are being amortized into interest expense over the term of the Notes. After considering the contractual interest payments and amortization of the original issue discount, the Notes’ effective interest rate is 7.2%. Transaction costs of $0.4 million associated with the equity component were netted with the equity component in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $11.6 million for the year ended December 31, 2012.

The following table shows the amounts recorded for the Notes as of December 31, 2012 and 2011:

	December 31,
($ in thousands)	2012	2011

Liability component
Outstanding principal	$150,000	$150,000
Unamortized OID	(5,327)	(8,157)

Liability component	144,673	141,843

Equity component, net of tax	$7,469	$7,469

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

In September 2010, the Company paid $15.3 million for the Note Hedges which cover 5.5 million shares of common stock at a strike price of $26.90 per share at December 31, 2012, subject to anti-dilution provisions, and are exercisable upon conversion of the Notes. The Note Hedges have been accounted for as an adjustment to the Company’s paid-in-capital, net of deferred taxes.

In September 2010, the Company received $3.8 million for Warrants sold to the financial institutions. The Warrants provide for the acquisition of 5.5 million shares of common stock at a strike price of $32.71 per share at December 31, 2012, subject to anti-dilution adjustments. The Warrants have been accounted for as an adjustment to the Company’s paid-in-capital.

To the extent the Company’s common stock price is above $26.90 but below the Warrant strike price of $32.71, there is no dilutive effect to common stockholders’ equity because the Note Hedge offsets any shares to be issued under the Notes. If the market value per share of the Company’s common stock exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s net income per share.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Note 14—Stock Based Compensation

2008 Long-Term Equity Compensation Plan (“2008 LTEP”)

In 2008, the Company’s Board of Directors adopted and its stockholders approved the 2008 LTEP, which amended and revised the 2004 Long-Term Equity Compensation Plan.

The 2008 LTEP provides for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights (“SARs”), restricted stock and restricted stock unit awards, performance shares and other cash or share-based awards. The maximum amount of share-based awards authorized is 2,325,446 of which 230,943 are available for future grants as of December 31, 2012.

2013 Long-Term Incentive Plan (“2013 LTIP”)

The Compensation Committee of the Board of Directors has established, beginning in 2013 and subject to stockholder approval, a new Long Term Incentive Plan (the “2013 LTIP”), to replace the Company’s existing 2008 Long Term Equity Compensation Plan.

Shares and Options Granted

The following table provides information with respect to the stock options and shares of the Company’s common stock issued (i) to the Company’s employees under the 2004 LTEP and (ii) to employees and directors of companies acquired by the Company in exchange for the options and shares owned by such employees and directors in such companies at the time of acquisition.

Tower Group, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2012	2011	2010

Granted under the Plan (excludes shares and options issued with respect to acquisitions)
Restricted stock	372,618	654,180	355,539
Stock options, at fair value	-	-	-

	372,618	654,180	355,539
Issued restricted stock and stock options from acquisitions	-	-	-

Total	372,618	654,180	355,539

Restricted Stock

The following table provides an analysis of restricted stock activity for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Outstanding, January 1	988,607	$23.44	591,675	$23.10	474,023	$24.64
Granted	372,618	22.40	654,180	23.80	355,539	21.84
Vested	(439,410)	23.72	(238,407)	23.55	(209,054)	24.44
Forfeitures	(25,166)	23.44	(18,841)	23.61	(28,833)	23.20

Outstanding, December 31,	896,649	$23.09	988,607	$23.44	591,675	$23.10

Stock Options

The following table provides an analysis of stock option activity for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010

		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, January 1	855,530	$20.14	917,155	$20.01	1,387,019	$19.62
Exercised	-	-	(34,612)	10.74	(242,169)	6.64
Forfeitures and expirations	-	-	(27,013)	27.59	(227,695)	31.88

Outstanding, December 31	855,530	$20.14	855,530	$20.14	917,155	$20.01

Exercisable, December 31	855,530	$20.14	855,530	$20.14	861,941	$20.09

All options outstanding as of December 31, 2012 are fully exercisable as shown on the following table:

	Options Outstanding			Options Exercisable
		Average
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$10.01 - $20.00	687,410	3.6	$18.50	687,410	$18.50
$20.01 - $30.00	166,254	5.1	26.78	166,254	26.78
$30.01 - $40.00	1,866	2.1	34.39	1,866	34.39

Total Options	855,530	3.9	$20.14	855,530	$20.14

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

Stock Based Compensation Expense

The following table provides an analysis of stock based compensation expense for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
($ in thousands)	2012	2011	2010

Restricted stock
Expense, net of tax	$6,043	$6,126	$3,792
Value of shares vested	9,485	5,622	4,673
Value of unvested shares	15,967	19,940	15,147
Stock options
Expense, net of tax	-	105	293
Intrinsic value of outstanding options	1,149	1,150	5,408
Intrinsic value of vested outstanding options	1,149	1,150	5,025
Unrecognized compensation expense
Non-vested stock options, net of tax	-	-	105
Unvested restricted stock, net of tax	8,262	9,617	6,097
Weighted average years expense will be recognized	2.1	2.3	3.1

Note 15—Income Taxes

The Company files a consolidated Federal income tax return. The Reciprocal Exchanges are not included in the Company’s consolidated tax return as the Company does not have an ownership interest in the Reciprocal Exchanges, and they are not a part of the consolidated tax sharing agreement.

The provision for Federal, state and local income taxes consist of the following components for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012			2011			2010
		Reciprocal			Reciprocal			Reciprocal
($ in thousands)	Tower	Exchanges	Total	Tower	Exchanges	Total	Tower	Exchanges	Total

Current Federal income tax expense (benefit)	$(16,855)	$284	$(16,571)	$6,744	$1,510	$8,254	$(8,096)	$(2,380)	$(10,476)
Current state income tax expense (benefit)	200	-	200	(257)	-	(257)	1,292	-	1,292
Deferred Federal and state income tax (benefit)	(7,828)	(2,521)	(10,349)	14,473	1,672	16,145	60,435	917	61,352

Provision for income taxes	$(24,483)	$(2,237)	$(26,720)	$20,960	$3,182	$24,142	$53,631	$(1,463)	$52,168

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 provided benefits from 100% accelerated depreciation of fixed assets. As a result, the Company’s current Federal income tax benefit for the year ended December 31, 2011 includes a refund from prior year overpayments and benefits from the 100% acceleration of depreciation of

Tower Group, Inc.

Notes to Consolidated Financial Statements

fixed assets placed in service after September 8, 2010 as allowed by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. This 100% acceleration provision expired on December 31, 2011, and the Company is back to a 50% acceleration of depreciation of fixed assets.

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

	December 31,
	2012			2011
		Reciprocal			Reciprocal
($ in thousands)	Tower	Exchanges	Total	Tower	Exchanges	Total

Deferred tax assets:
Claims reserve discount	$43,283	$1,747	$45,030	$41,058	$2,691	$43,749
Unearned premium	55,134	5,928	61,062	53,337	6,139	59,476
Equity compensation plans	6,072	-	6,072	5,806	-	5,806
Investment impairments	2,316	15	2,331	3,754	78	3,832
Net operating loss carryforwards	20,964	4,731	25,695	16,312	2,729	19,041
Convertible senior note and note hedge OID	618	-	618	1,333	-	1,333
AMT credits	6,575	508	7,083	197	-	197
Fair value of interest rate swap	3,155	-	3,155	2,584	-	2,584
Bad debt reserves	1,943	22	1,965	1,346	21	1,367
Deferred rent	1,905	-	1,905	74	-	74
Merger Option, SPS Transaction Right and Acquisition Right	3,710	-	3,710	-	-	-
Other	1,489	993	2,482	423	1,071	1,494

Total gross deferred tax assets	147,164	13,944	161,108	126,224	12,729	138,953
Less: valuation allowance	1,896	4,726	6,622	1,896	5,065	6,961

Total deferred tax assets	145,268	9,218	154,486	124,328	7,664	131,992

Deferred tax liabilities:
Deferred acquisition costs net of deferred ceding commission revenue	59,387	3,864	63,251	54,947	4,034	58,981
Depreciation and amortization	44,919	2,357	47,276	41,058	789	41,847
Net unrealized appreciation of securities and deferred intercompany gains	47,303	5,791	53,094	36,085	4,003	40,088
Accrual of bond discount	5,034	-	5,034	5,537	-	5,537
Surplus notes	1,800	17,024	18,824	1,080	17,744	18,824
Unconsolidated affiliate	3,471	-	3,471	-	-	-
Other	-	-	-	-	-	-

Total deferred tax liabilities	161,914	29,036	190,950	138,707	26,570	165,277

Net deferred income tax asset (liability)	$(16,646)	$(19,818)	$(36,464)	$(14,379)	$(18,906)	$(33,285)

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Preserver Group, Inc. (“PGI”), acquired by the Company in 2007 and CastlePoint , acquired in 2009, have net operating tax loss carryforwards (“NOLs”). Section 382 of the Internal Revenue Code (“Section 382”) limits ability of a corporation to offset income using NOLs generated prior to a “change in ownership”. We will perform a Section 382 limitation calculation if require based on the change of ownership resulting from the anticipated merger with Canopius. The Company expects the NOLs will be used in the future, subject to change of ownership limitations pursuant to Section 382. As of December 31, 2012, the Tower NOL totaled $58.0 million related. This included PGI and CastlePoint NOLs as follows: $33.4 million and $7.1 million, respectively. In addition, the Reciprocal Exchanges have NOLs of $13.9 million. Additionally, Tower and the Reciprocal Exchanges have an AMT credit that can be carried over indefinitely.

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

Additionally, Tower and the Reciprocal Exchanges have an AMT credit of $6.5 million and $0.5 million, respectively, that can be carried over indefinitely.

The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, including the NOLs, except for those associated with the Reciprocal Exchanges. The Company has recorded a valuation allowance of $4.7 million and $5.1 million at December 31, 2012 and 2011, respectively, to reflect the amount of the Reciprocal Exchanges’ deferred taxes that may not be realized.

As of December 31, 2012 and 2011, the Company had no material uncertain tax positions and no adjustments to liabilities or operations were required.

The Internal Revenue Service performed an audit of The Company’s 2006 and 2007 tax years and closed these audits in 2011 with no changes. Additionally, in 2011 the IRS performed an audit of CastlePoint and subsidiary’s federal income tax return for the period ended February 2009 and closed this audit with no changes. CastlePoint’s federal excise tax for the 2009 and 2010 tax years were examined by the IRS in 2012. This audit was closed in 2012 with no changes. One of the Reciprocal Exchanges is currently under an IRS excise tax examination for the 2011 tax year. We expect to close this examination in 2013 with no changes.

The provision for Federal income taxes incurred is different from that which would be obtained by applying the Federal income tax rate to net income before taxes. The items causing this difference at the consolidated level are as follows:

	Year Ended December 31,
	2012			2011			2010
		Reciprocal			Reciprocal			Reciprocal
($ in thousands)	Tower	Exchanges	Total	Tower	Exchanges	Total	Tower	Exchanges	Total

Federal income tax expense at
U.S. statutory rate	$(18,423)	$198	$(18,225)	$28,309	$4,820	$33,129	$55,763	$(2,519)	$53,244
Tax exempt interest	(7,374)	(901)	(8,275)	(6,823)	(418)	(7,241)	(4,685)	(193)	(4,878)
State income taxes net of Federal benefit	130	-	130	488	-	488	840	-	840
Acquisition-related transaction costs	2,261	-	2,261	100	-	100	655	-	655
Prior period adjustment	(1,065)	(471)	(1,536)	-	-	-	-	-	-
Valuation Allowance	-	(1,072)	(1,072)	-	(1,757)	(1,757)	-	1,059	1,059
Other	(12)	9	(3)	(1,114)	537	(577)	1,058	190	1,248

Provision for income taxes	$(24,483)	$(2,237)	$(26,720)	$20,960	$3,182	$24,142	$53,631	$(1,463)	$52,168

Note 16—Employee Benefit Plans

The Company maintains a defined contribution Employee Pretax Savings Plan (401(k) Plan) for its employees. The Company matches 50% of each participant’s contribution up to 8% of the participant’s eligible contribution. The Company incurred $3.5 million, $3.2 million, and $2.7 million of expense in 2012, 2011 and 2010, respectively, related to the 401(k) Plan.

Supplemental Executive Retirement Plan (“SERP”)

The SERP is a non-qualified defined contribution plan effective as of January 1, 2009 that is intended to enhance retirement benefits for the Company’s most senior executives and certain other key employees. Eligibility to participate in the SERP generally requires three years of prior employment with the Company for Executive Vice Presidents and Senior Vice Presidents and between five and 10 years of prior employment with the Company for other key employees. In 2012, all of the Named Executive Officers, as well as certain other key executives selected at the discretion of the Compensation Committee, participated in the SERP. Subject to the approval of the Compensation Committee, the Company may make annual contributions to the SERP on behalf of each participant. The SERP is not a defined benefit plan and such target benefit level cannot be guaranteed. For all participants, the amount of the annual contribution is presently equal to 5.0% of their annual cash compensation. Company contributions for each participant remain unvested until such participant has completed 10 years of service with the Company, and vest in full upon completion of 10 years of service. The Compensation Committee has discretion to terminate the SERP at any time or to adjust upward or downward the level of the Company’s contribution each year.

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

The Company amortizes scheduled annual rental increases and lease incentives ratably over the term of the lease. The Company’s future minimum lease payments are as follows:

	Operating	Capital
($ in thousands)	Leases	Leases	Total

2013	$9,654	$9,466	$19,120
2014	10,278	11,022	21,300
2015	10,167	15,865	26,032
2016	9,981	1,533	11,514
2017	8,926	1,671	10,597
Thereafter	32,904	54	32,958

	$81,910	$39,611	$121,521

Total rental expense was $9.7 million, $11.1 million and $10.0 million in 2012, 2011 and 2010, respectively.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Assessments

Tower’s insurance subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. The insurance subsidiaries are subject to assessments in New York, Florida, New Jersey, Georgia, California and other states for various purposes, including the provision of funds necessary to fund the operations of the New York Insurance Department and the New York Property/Casualty Insurance Security Fund, which pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies and various funds administered by the New York Workers’ Compensation Board, which pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

The Company paid $4.8 million, $5.1 million and $4.8 million in 2012, 2011 and 2010, respectively, for its proportional share of the operating expenses of the New York Insurance Department. Property casualty insurance company insolvencies or failures may result in additional security fund assessments to the Company at some future date. At this time the Company is unable to estimate the possible amounts, if any, of such assessments. Accordingly, the Company is unable to determine the impact, if any; such assessments may have on financial position or results of operations of the Company. The Company is permitted to assess premium surcharges on workers’ compensation policies that are based on statutorily enacted rates. Actual assessments have resulted in differences to the original estimates based on permitted surcharges of $0 million, $1.1 million and $4.1 million in 2012, 2011 and 2010, respectively. The Company estimates its liability for future assessments based on actual written premiums and historical rates and available information. As of December 31, 2012, the liability for the various workers’ compensation funds, which includes amounts assessed on workers’ compensation policies, was $7.5 million. This amount is expected to be paid over an eighteen month period ending June 30, 2013. As of December 31, 2011, the liability for the various workers’ compensation funds was $8.2 million.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012, 2011 and 2010, the Company’s insurance subsidiaries had SAP net income (loss) of $(29.6), $52.0 million and $76.0 million, respectively. At December 31, 2012 and 2011 the Company’s insurance subsidiaries had reported SAP surplus as regards policyholders of $619.9 million and $686.8 million, respectively, as filed with the insurance regulators.

The Company’s insurance subsidiaries paid $14.0 million, $35.0 million and $4.7 million in dividends and or return of capital to Tower in 2012, 2011 and 2010, respectively. As of December 31, 2012, the maximum distribution that Tower’s insurance subsidiaries could pay without prior regulatory approval was $33.5 million and the maximum return of capital available from CastlePoint Re without Bermuda regulatory permission was $43.0 million.

Bermuda

CastlePoint Re is registered as a Class 3 reinsurer under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the “Insurance Act”). Under the Insurance Act, CastlePoint Re is required to prepare Statutory Financial Statements and to file a Statutory Financial Return. The Insurance Act also requires CastlePoint Re to maintain minimum share capital and surplus, and it has met these requirements as of December 31, 2012.

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

For the year ended December 31, 2012, CastlePoint Re had statutory net income of $0.9 million and at December 31, 2012, had statutory surplus of $277.0 million.

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

Other invested assets: The fair value of securities which are reported under the fair value option are included in “Note 7—Fair Value Measurements.

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

Note 20—Earnings (loss) per Share

Undistributed net earnings (loss) (net income less dividends declared during the period) are allocated to both common stock and unvested share-based payment awards (“unvested restricted stock”). Because the common shareholders and unvested restricted

Tower Group, Inc.

Notes to Consolidated Financial Statements

stock holders share in dividends on a 1:1 basis, the earnings per share on undistributed earnings is equivalent. Undistributed earnings are allocated to all outstanding share-based payment awards, including those for which the requisite service period is not expected to be rendered.

The following table shows the computation of the earnings per share:

	Year Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010

Numerator
Net income (loss) attributable to Tower Group, Inc.	$(28,154)	$60,481	$106,356

Denominator
Weighted average common shares outstanding	38,795	40,833	43,462
Effect of dilutive securities:
Stock options	-	94	174
Other	-	4	12

Weighted average common and potential dilutive shares outstanding	38,795	40,931	43,648

Earnings (loss) per share attributable to Tower stockholders—basic
Common stock:
Distributed earnings	$0.75	$0.69	$0.39
Undistributed earnings	(1.48)	0.79	2.06

Total	(0.73)	1.48	2.45

Earnings (loss) per share attributable to Tower stockholders—diluted	$(0.73)	$1.48	$2.44

Tower Group, Inc.

Notes to Consolidated Financial Statements

The computation of diluted earnings (loss) per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For the years ended December 31, 2012, 2011 and 2010, 0, 166,700 and 193,000, respectively, options and other common stock equivalents to purchase Tower shares were excluded from the computation of diluted earnings (loss) per share because the exercise price of the options was greater than the average market price.

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

Segment performance is evaluated based on segment profit, which excludes investment income, realized gains and losses, interest expense, income taxes and incidental corporate expenses. Assets, other than intangible assets and goodwill, are not allocated to segments because investments and assets other than intangible assets and goodwill are considered in total by management for decision-making purposes.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Business segments results are as follows:

	Year Ended December 31,
($ in thousands)	2012	2011	2010

Commercial Insurance Segment
Revenues
Premiums earned	$1,224,303	$1,087,911	$941,015
Ceding commission revenue	7,702	14,786	33,247
Policy billing fees	5,467	4,345	2,742

Total revenues	1,237,472	1,107,042	977,004

Expenses
Loss and loss adjustment expenses	902,784	736,474	589,322
Underwriting expenses	432,660	361,890	347,497

Total expenses	1,335,444	1,098,364	936,819

Underwriting profit (loss)	$(97,972)	$8,678	$40,185

Personal Insurance Segment
Revenues
Premiums earned	$497,239	$505,939	$351,654
Ceding commission revenue	24,633	19,182	6,056
Policy billing fees	7,148	6,189	3,513

Total revenues	529,020	531,310	361,223

Expenses
Loss and loss adjustment expenses	351,076	318,775	194,701
Underwriting expenses	238,548	226,836	159,573

Total expenses	589,624	545,611	354,274

Underwriting profit (loss)	$(60,604)	$(14,301)	$6,949

Tower	$(42,060)	$(19,681)	$16,177
Reciprocal Exchanges	(18,544)	5,380	(9,228)

Total underwriting profit (loss)	$(60,604)	$(14,301)	$6,949

Insurance Services Segment
Revenues
Management fee income	$30,150	$29,303	$17,752
Other revenue	3,420	1,570	2,171

Total revenues	33,570	30,873	19,923

Expenses
Direct commission expense paid to producers
Other expenses	23,695	19,331	5,760

Total expenses	23,695	19,331	5,760

Insurance services pretax income	$9,875	$11,542	$14,163

Tower Group, Inc.

Notes to Consolidated Financial Statements

The following table reconciles revenue by segment to consolidated revenues:

	Year Ended December 31,
($ in thousands)	2012	2011	2010

Commercial insurance segment	$1,237,472	$1,107,042	$977,004
Personal insurance segment	529,020	531,310	361,223
Insurance services segment	33,570	30,873	19,923

Total segment revenues	1,800,062	1,669,225	1,358,150
Elimination of management fee income	(30,150)	(29,303)	(17,754)
Net investment income	127,165	126,474	107,265
Net realized gains (losses) on investments, including other-than-temporary impairments	25,476	9,394	14,653

Consolidated revenues	$1,922,553	$1,775,790	$1,462,314

The following table reconciles the results of the Company’s individual segments to consolidated income before income taxes:

	Year Ended December 31,
($ in thousands)	2012	2011	2010

Commercial insurance segment underwriting profit (loss)	$(97,972)	$8,678	$40,185
Personal insurance segment underwriting profit (loss)	(60,604)	(14,301)	6,949
Insurance services segment pretax income	9,875	11,542	14,163
Net investment income	127,165	126,474	107,265
Net realized gains on investments, including other-than-temporary impairments	25,476	9,394	14,653
Corporate expenses	(11,602)	(11,519)	(4,177)
Acquisition-related transaction costs	(9,229)	(360)	(2,369)
Interest expense	(32,630)	(34,290)	(24,223)
Other income (expense)	(2,534)	-	-

Income (loss) before income taxes	$(52,055)	$95,618	$152,446

Note 22—Unaudited Quarterly Financial Information

The following table presents the unaudited quarterly financial information for the Company:

	2012
($ in thousands, except per share amounts)	First	Second	Third	Fourth	Total

Revenues	$466,223	$506,392	$474,891	$475,047	$1,922,553
Net Income (loss) attributable to Tower Group, Inc.	19,166	(16,809)	21,629	(52,140)	(28,154)
Net income (loss) per share attributable to Tower stockholders:
Basic (1)	$0.49	$(0.43)	$0.56	$(1.36)	$(0.73)
Diluted (1)	$0.49	$(0.43)	$0.56	$(1.36)	$(0.73)

	2011
	First	Second	Third	Fourth	Total

Revenues	$430,719	$434,855	$455,295	$454,921	$1,775,790
Net Income (loss) attributable to Tower Group, Inc.	26,521	24,407	(15,733)	25,286	60,481
Net income (loss)) per share attributable to Tower stockholders:
Basic (1)	$0.63	$0.59	$(0.39)	$0.64	$1.48
Diluted (1)	$0.63	$0.59	$(0.39)	$0.64	$1.48

(1) Since the weighted-average shares for the quarters are calculated independently of the weighted-average shares for the year, quarterly earnings per share may not total to annual earnings per share.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), concluded that the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2012.

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

Management has assessed its internal controls over financial reporting as of December 31, 2012 in relation to criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment under those criteria, Tower’s management concluded that its internal control over financial reporting was effective as of December 31, 2012.

(c) Attestation report of the Company’s registered public accounting firm

PricewaterhouseCoopers LLP, an independent registered public accounting firm, which audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on the Company’s internal control over financial reporting which appears on page F-2 of this report.

(d) Remediation Steps to Address the Material weakness

Management previously reported a material weakness in the Company’s internal control over financial reporting, related to recording an out of period income tax adjustment arising from the Castlepoint Inc. acquisition, in Amendment No. 1 on Form 10-Q/A for the quarterly period ended March 31, 2012 (filed on January 16, 2013), Amendment No. 1 on Form 10-Q/A for the quarterly period ended June 30, 2012 (filed on January 16, 2013) and most recently in Amendment No. 1 on Form 10-Q/A for the quarterly period ended September 30, 2012 (filed on January 17, 2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company made the following changes to its internal controls over financial reporting to remediate the material weakness reported most recently in Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2012:

1.	The Company formalized its cross-functional communications and holds quarterly meetings to identify transactions that may have a tax impact. Senior management has formalized its role in the oversight of the reporting of deferred taxes on business combinations.

2.	The Company instituted a more rigorous approach to addressing deferred tax accounting matters in business combinations and the related tax impact on purchase price allocation, opening GAAP balance sheet and subsequent adjustments to those items. A more robust analysis process has been implemented which includes the involvement of the Chief Accounting Officer, in consultation with external tax specialists to review the new accounting basis as a result of business combination accounting.

The company completed the documentation and testing of the corrective processes described above and, as of December 31, 2012, has concluded that the steps taken have remediated the material weakness related to accounting for income taxes previously disclosed in Amendment No. 1 to the Company’s 2012 Forms 10-Q/As.

(e) Changes in internal control over financial reporting

Other than the items mentioned above to remediate the material weakness, there were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information called for by this Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the company’s fiscal year ended December 31, 2012, and such information is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics and posted it on its website http://www.twrgrp.com/ under Investor Information and then under Corporate Governance.

Item 11. Executive Compensation

The information called for by this item will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2012, and such information is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2012, and such information is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions, And Director Independence

The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2012, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees And Services

The information called for by the Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December  31, 2012, and such information is incorporated herein by reference.

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

Tower Group, Inc.
Registrant

Date: March 4, 2013	/s/ Michael H. Lee
Michael H. Lee Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ MICHAEL H. LEE Michael H. Lee	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 4, 2013

/s/ WILLIAM E. HITSELBERGER William E. Hitselberger	Executive Vice President, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	March 4, 2013

/s/ CHARLES A. BRYAN Charles A. Bryan	Director	March 4, 2013

/s/ WILLIAM W. FOX, JR. William W. Fox, Jr.	Director	March 4, 2013

/s/ WILLIAM A. ROBBIE William A. Robbie	Director	March 4, 2013

/s/ STEVEN W. SCHUSTER Steven W. Schuster	Director	March 4, 2013

/s/ ROBERT S. SMITH Robert S. Smith	Director	March 4, 2013

/s/ JAN R. VAN GORDER Jan R. Van Gorder	Director	March 4, 2013

/s/ AUSTIN P. YOUNG, III Austin P. Young, III	Director	March 4, 2013

Tower Group, Inc.

Tower Group, Inc.

Schedule I—Summary of Investments—Other Than Investments in Related Parties

	December 31, 2012
($ in thousands)	Cost	Fair Value	Amount Reflected on Balance Sheet

Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$281,964	$287,726	$287,726
Corporate securities	698,012	747,665	747,665
Mortgage-backed securities	576,837	624,277	624,277
Municipal securities	633,373	686,043	686,043

Total fixed maturities	2,190,186	2,345,711	2,345,711
Preferred stocks	31,272	31,521	31,521
Common stock:
Public utilities, industrial and other	118,076	114,737	114,737

Total equities	149,348	146,258	146,258

Short-term investments	4,749	4,750	4,750

Other invested assets	57,786	57,786	57,786

Total investments	$2,402,069	$2,554,505	$2,554,505

	December 31, 2011
($ in thousands)	Cost	Fair Value	Amount Reflected on Balance Sheet

Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$268,841	$273,332	$273,332
Corporate securities	750,220	777,723	777,723
Mortgage-backed securities	627,859	665,905	665,905
Municipal securities	688,192	736,714	736,714

Total fixed maturities	2,335,112	2,453,674	2,453,674
Preferred stocks	24,083	23,510	23,510
Common stock:
Public utilities, industrial and other	68,951	65,835	65,835

Total equities	93,034	89,345	89,345

Other invested assets	44,347	44,347	44,347

Total investments	$2,472,493	$2,587,366	$2,587,366

Tower Group, Inc.

Schedule II—Condensed Financial Information of the Registrant

Condensed Balance Sheets

	December 31,
($ in thousands)	2012	2011

Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $7,656 and $5,938)	$8,121	$5,937
Equity securities, available-for-sale, at fair value (cost of $0 and $9,649)	-	9,960
Other invested assets	2,045	10,458
Cash and cash equivalents	17,130	12,882
Investment in subsidiaries	1,282,278	1,271,266
Investment in unconsolidated affiliate	70,830	-
Deferred income taxes	15,879	2,714
Investment in statutory business trusts, equity method	2,664	2,664
Due from affiliate	-	1,231
Other assets	69,172	46,100

Total assets	$1,468,119	$1,363,212

Liabilities
Accounts payable and accrued expenses	$25,622	$16,293
Due to affiliates	75,823	27,542
Deferred rent liability	4,537	5,071
Federal and state income taxes payable	0	0
Debt	381,301	280,507

Total liabilities	487,283	329,413

Stockholders’ equity	980,836	1,033,799

Total liabilities and stockholders’ equity	$1,468,119	$1,363,212

The condensed financial information should be read in conjunction with the notes to the condensed financial information of the registrant and the consolidated financial statements and the notes thereto.

Tower Group, Inc.

Schedule II—Condensed Financial Information of the Registrant

Condensed Statements of Income

	Year Ended December 31,
($ in thousands)	2012	2011	2010

Revenues
Net realized gains (losses) on investments	$(1,570)	$(264)	$201
Investment income	815	1,394	1,000
Equity in net earnings of subsidiaries	890	77,727	120,675

Total revenues	135	78,857	121,876
Expenses
Other operating expenses	11,754	10,067	2,891
Interest expense	18,782	17,843	9,685

Total expenses	30,536	27,910	12,576
Other Income
Equity income in unconsolidated affiliate	(2,534)	-	-
Gain on investment in acquired unconsolidated affiliate	-	-	-
Acquisition related transaction costs	(9,229)	(360)	(2,369)

Income before income taxes	(42,164)	50,587	106,931
Provision/(benefit) for income taxes	(14,010)	(9,894)	575

Net income	$(28,154)	$60,481	$106,356

The condensed financial information should be read in conjunction with the notes to the condensed financial information of the registrant and the consolidated financial statements and the notes thereto.

Tower Group, Inc.

Schedule II—Condensed Financial Information of the Registrant

Condensed Statements of Comprehensive Income

	Year Ended December 31,
($ in thousands)	2012	2011	2010

Net income (loss)	$(28,154)	$60,481	$106,356
Other comprehensive income (loss) before tax, includes Registrant and consolidated entities
Gross unrealized investment holding gains (losses) arising during the period	63,325	50,851	45,912
Less: reclassification adjustment for (gains) losses included in net income	(25,475)	(9,394)	(14,653)
Portion of other-than-temporary impairment losses included in net income	(286)	(264)	(11,909)
Cumulative translation adjustment	1,852	-	-
Deferred gain (loss) on cash flow hedge	(2,422)	(10,541)	3,223

Other comprehensive income (loss) before tax	36,994	30,652	22,573
Income tax (expense) benefit related to items of other comprehensive income
Unrealized investment holdings gains (losses) arising during periods	(22,896)	(9,430)	(14,081)
Reclassification adjustment for (gains) losses included in net income	8,917	1,742	4,494
Portion of other-than-temporary impairment losses recognized in other comprehensive income	100	49	3,652
Cumulative translation adjustment	(648)	-	-
Deferred gain (loss) on cash flow hedge	571	1,955	(988)

Other comprehensive income (loss) net of tax	23,038	24,968	15,650
Less amount attributable to Reciprocal Exchanges	2,684	10,194	2,646

Comprehensive income (loss)	$(7,800)	$75,255	$119,360

The condensed financial information should be read in conjunction with the notes to the condensed financial information of the registrant and the consolidated financial statements and the notes thereto. These condensed statements of comprehensive income were prepared using investments and other financial instruments held by the Registrant and its consolidated entities.

Tower Group, Inc.

Schedule II—Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2012	2011	2010

Cash flows provided by (used in) operating activities:
Net income	$(28,154)	$60,481	$106,356
Adjustments to reconcile net income to net cash provided by (used) in operations:
(Gain) loss on sale of investments	1,570	264	(201)
Dividends received from consolidated subsidiaries	22,954	55,400	12,200
Equity in undistributed net income of subsidiaries	(2,928)	(78,235)	(119,293)
Depreciation and amortization	4,388	3,362	1,627
Amortization of debt issuance costs	2,830	2,635	711
Amortization of restricted stock	9,283	10,292	8,694
Deferred income tax	(13,165)	(3,836)	6,032
Excess tax benefits from share-based payment arrangements	(345)	(162)	1,302
Change in operating assets and liabilities
Change in carrying value of unconsolidated affiliate	682	-	-
Investment income receivable	-	173	(315)
Federal and state income tax recoverable	(18,409)	15,998	(8,817)
Other assets	(20,639)	(16,763)	(14,482)
Accounts payable and accrued expenses	57,610	6,089	158
Deferred rent	(534)	(581)	(380)

Net cash flows provided by operations	15,143	55,117	(6,408)
Cash flows provided by (used in) investing activities:
Investment in unconsolidated affiliate	(71,512)	-	-
Acquisition of AequiCap II	-	-	(12,000)
Sale or maturity—fixed-maturity securities	3,947	58,367	65,292
Purchase—fixed-maturity securities	(6,117)	(46,848)	(90,200)
Purchase—equity securities	-	(4,224)	-
Net change in other invested assets	8,413	(10,458)	-
Sale—equity securities	8,390	1,304	-

Net cash flows used in investing activities	(56,879)	(1,859)	(36,908)
Cash flows provided by (used in) financing activities:
Proceeds from credit facility borrowings	20,000	67,000	56,000
Repayment of credit facility borrowings	-	(17,000)	(56,000)
Proceeds from convertible senior notes	-	-	145,634
Proceeds from intercompany borrowings	77,968	-	-
Payment for convertible senior notes hedge	-	-	(15,300)
Proceeds from issuance of warrants	-	-	3,800
Exercise of stock options and warrants	(2,263)	373	1,590
Excess tax benefits from share-based payment arrangements	345	161	(1,302)
Treasury stock acquired-net employee share-based compensation	(4)	(1,834)	(1,750)
Repurchase of common stock	(20,987)	(64,572)	(88,034)
Dividends paid	(29,075)	(27,894)	(16,551)

Net cash flows provided by (used in) financing activities	45,984	(43,766)	28,087

Increase (decrease) in cash and cash equivalents	4,248	9,492	(15,229)
Cash and cash equivalents, beginning of year	12,882	3,390	18,619

Cash and cash equivalents, end of year	$17,130	$12,882	$3,390

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

Note 3 – Reclassifications

Certain reclassifications have been made to prior year’s financial information to conform to the current year presentation.

Tower Group, Inc.

Schedule III—Supplementary Insurance Information

($ in thousands)	Deferred Acquisition Cost, Net of Deferred Ceding Commission Revenue	Gross Future Policy Benefits, Losses and Loss Expenses	Gross Unearned Premiums	Net Earned Premiums	Benefits, Losses and Loss Expenses	Amortization of DAC	Operating Expenses	Net Premiums Written

2012
Commercial Insurance	$128,909	$1,465,595	$594,560	$1,224,303	$902,784	$(249,781)	$184,180	$1,225,625
Personal Insurance	52,032	429,478	326,299	497,239	351,076	(102,612)	127,318	513,757

Total	$180,941	$1,895,073	$920,859	$1,721,542	$1,253,860	$(352,393)	$311,498	$1,739,382

2011
Commercial Insurance	$120,655	$1,218,681	$588,436	$1,087,911	$736,474	$(242,412)	$153,277	$1,152,299
Personal Insurance	48,203	413,432	304,740	505,939	318,775	(103,173)	125,866	486,292

Total	$168,858	$1,632,113	$893,176	$1,593,850	$1,055,249	$(345,585)	$279,143	$1,638,591

2010
Commercial Insurance	$131,966	$1,197,065	$541,809	$941,015	$589,322	$(283,949)	$155,569	$987,260
Personal Insurance	32,157	413,356	330,217	351,654	194,701	(41,378)	84,501	326,804

Total	$164,123	$1,610,421	$872,026	$1,292,669	$784,023	$(325,327)	$240,070	$1,314,064

Tower Group , Inc.

Schedule IV—Reinsurance

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

Year ended December 31, 2012
Premiums
Property and casualty insurance	$1,758,804	$221,807	$184,545	$1,721,542	10.7%
Accident and health insurance	-	-	-	-	-

Total Premiums	$1,758,804	$221,807	$184,545	$1,721,542	10.7%

Year ended December 31, 2011
Premiums
Property and casualty insurance	$1,684,020	$195,922	$105,752	$1,593,850	6.6%
Accident and health insurance	-	-	-	-	-

Total Premiums	$1,684,020	$195,922	$105,752	$1,593,850	6.6%

Year ended December 31, 2010
Premiums
Property and casualty insurance	$1,429,250	$226,970	$90,389	$1,292,669	7.0%
Accident and health insurance	-	-	-	-	-

Total Premiums	$1,429,250	$226,970	$90,389	$1,292,669	7.0%

Tower Group, Inc.

Schedule V—Valuation and Qualifying Accounts

($ in thousands)	Balance, Beginning of Period	Additions	Deletions	Balance, End of Period

Year ended December 31, 2012
Premiums receivable	$4,383	$5,916	$(4,790)	$5,509
Deferred income taxes, net	6,961	-	(339)	6,622

Year ended December 31, 2011
Premiums receivable	2,119	5,269	(3,005)	4,383
Deferred income taxes, net	11,824	-	(4,863)	6,961

Year ended December 31, 2010
Premiums receivable	1,272	3,735	(2,888)	2,119
Deferred income taxes, net	1,896	9,928	-	11,824

Tower Group, Inc.

Schedule VI—Supplemental Information Concerning Insurance Operations

		Reserves					Claims and Claims Adjustment Expenses Incurred and Related to
		For Unpaid
		Claims and						Prior Year*		Paid Claims
	Deferred	Claim				Net		Includes	Amortization	and Claim	Net
	Acquisition	Adjustment	Discount on	Unearned	Earned	Investment	Current	PXRE	of	Adjustment	Premiums
$ in thousands)	Cost	Expenses	Reserves	Premium	Premium	Income	Year	Commutation	DAC	Expenses	Written

2012
Consolidated Insurance Subsidiaries	$180,941	$1,895,073	$8,354	$920,859	$1,721,542	$(6,059)	$1,184,510	$69,350	$(352,402)	$1,167,428	$1,739,382
2011
Consolidated Insurance Subsidiaries	168,858	1,632,113	3,674	893,176	1,593,850	126,474	1,076,045	(20,796)	(345,585)	1,070,539	1,638,591
2010
Consolidated Insurance Subsidiaries	164,123	1,610,421	3,674	872,026	1,292,669	107,265	796,313	(12,290)	(325,327)	740,722	1,314,064

The exhibits listed below and designated with an asterisk are filed with this report. The exhibits listed below and designated with two asterisks are submitted electronically herewith. The exhibits listed below and not so designated are incorporated by reference to the documents following the descriptions of the exhibits.

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of August 4, 2008, by and among Tower Group, Inc., Ocean I Corporation and CastlePoint Holdings, Ltd., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on August 6, 2008
2.2	Agreement and Plan of Merger, dated as of June 21, 2009, by and among Tower Group, Inc., Tower S.F. Merger Corporation and Specialty Underwriters’ Alliance, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8 filed on June 22, 2009
2.3	Amended and Restated Agreement and Plan of Merger, dated as of June 21, 2009, by and among Tower Group, Inc., Tower S.F. Merger Corporation and Specialty Underwriters’ Alliance, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on July 23, 2009
2.4	Purchase Agreement, dated as of February 2, 2010, by and among Tower Group, Inc., OneBeacon Insurance Group, Ltd., OneBeacon Insurance Group LLC, OneBeacon America Insurance Company, The Employers’ Fire Insurance Company, The Camden Fire Insurance Association, Homeland Insurance Company of New York, OneBeacon Insurance Company, OneBeacon Midwest Insurance Company, Pennsylvania General Insurance Company and The Northern Assurance Company of America, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 3, 2010
2.5	Agreement and Plan of Merger, dated as of July 30, 2012, by and among Tower Group, Inc., Canopius Holdings Bermuda Limited, Canopius Mergerco, Inc. and Condor 1 Corporation, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 31, 2012 incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 31, 2012
2.6	Letter Agreement, dated as of July 30, 2012, by and among Tower Group, Inc., Canopius Holdings Bermuda Limited, Canopius Mergerco, Inc. and Canopius Group Limited incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 31, 2012
2.7	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 8, 2012, by and among Tower Group, Inc., Canopius Holdings Bermuda Limited, Canopius Mergerco, Inc. and Condor 1 Corporation, with respect to the Agreement and Plan of Merger, dated as of July 30, 2012, filed as Exhibit 2.1 to Form 8-K filed on November 13, 2012
3.1	Amended and Restated Certificate of Incorporation of Tower Group, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-115310) filed on July 23, 2004
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Tower Group, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (No. 333-115310) filed on February 5, 2009
3.3	Certificate of Designations of Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 8, 2006
3.4	Certificate of Designations of Series A-1 Preferred Stock of Tower Group, Inc. incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007
3.5	Amended and Restated By-laws of Tower Group, Inc. as amended November 3, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2011
4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004
4.2	Warrant issued to Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004
4.3	Indenture, dated as of September 20, 2010, between Tower Group, Inc. and U.S. Bank National Association relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.4	Base Call Option Confirmation, dated as of September 14, 2010, between Bank of America, N.A. and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.5	Base Call Option Confirmation, dated as of September 14, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.6	Additional Call Option Confirmation, dated as of September 15, 2010, between Bank of America, N.A. and Tower Group, Inc relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.7	Additional Call Option Confirmation, dated as of September 15, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 20, 2010

Exhibit Number	Description of Exhibits

4.8	Base Warrant Confirmation, dated as of September 14, 2010, between Bank of America, N.A. and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.9	Base Warrant Confirmation, dated as of September 14, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.10	Additional Warrant Confirmation, dated as of September 15, 2010, between Bank of America, N.A. and Tower Group, Inc relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.11	Additional Warrant Confirmation, dated as of September 15, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on September 20, 2010
9.1	Voting Agreement, dated August 4, 2008, between Tower Group, Inc. and Michael H. Lee, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2008
10.1	Employment Agreement, dated as of February 27, 2012, by and between Tower Group, Inc. and Michael H. Lee, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on February 29, 2012
10.2	Employment agreement, dated as of October 18, 2011, by and between Tower Group, Inc, and William F. Dove, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 18, 2011
10.3	Employment Agreement, dated as of November 19, 2009, by and between Tower Group, Inc. and William E. Hitselberger, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2009
10.4	Employment Agreement, dated as of July 23, 2007, by and between Tower Group Inc. and Gary S. Maier, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007
10.5	2004 Long-Term Equity Compensation Plan, as amended and restated effective May 15, 2008, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-115310) filed on June 20, 2008
10.6	2001 Stock Award Plan, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.7	2000 Deferred Compensation Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004
10.8	Amended & Restated Declaration of Trust, dated as of May 15, 2003, by and between Tower Group, Inc., Tower Statutory Trust I and U.S. Bank National Association, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.9	Indenture, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.10	Guarantee Agreement, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.11	Amended and Restated Trust Agreement, dated as of September 30, 2003, by and between Tower Group, Inc., JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association and Michael H. Lee, Steven G. Fauth and Francis M. Colalucci as Administrative Trustees of Tower Group Statutory Trust II, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.12	Junior Subordinated Indenture, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.13	Guarantee Agreement, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.14	Service and Expense Sharing Agreement, dated as of December 28, 1995, by and between Tower Insurance Company of New York and Tower Risk Management Corp., incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.15	Real Estate Lease and amendments thereto, by and between Broadpine Realty Holding Company, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004

Exhibit Number	Description of Exhibits

10.16	Third Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC executed September 1, 2005, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on August 26, 2005
10.17	License and Services Agreement, dated as of June 11, 2002, by and between AgencyPort Insurance Services, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004
10.18	Agreement, dated as of April 17, 1996, between Morstan General Agency, Inc. and Tower Risk Management Corp., incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.19	Amended and Restated Declaration of Trust, dated December 15, 2004, by and among Wilmington Trust Company, as Institutional Trustee; Wilmington Trust Company, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on December 20, 2004
10.20	Indenture between Tower Group, Inc. and Wilmington Trust Company, as Trustee, dated December 15, 2004, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 20, 2004
10.21	Guarantee Agreement dated December 15, 2004, by and between Tower Group, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 20, 2004
10.22	Amended and Restated Declaration of Trust, dated December 21, 2004, by and among JPMorgan Chase Bank, National Association, as Institutional Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on December 23, 2004
10.23	Indenture between Tower Group, Inc. and JPMorgan Chase Bank, National Association, as Trustee, dated December 21, 2004, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 23, 2004
10.24	Guarantee Agreement dated December 21, 2004, by and between Tower Group, Inc. and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 23, 2004
10.25	Amended and Restated Declaration of Trust, dated March 31, 2006, by and among Wells Fargo Bank, National Association, as Institutional Trustee; Wells Fargo Delaware Trust Company, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on April 6, 2006
10.26	Indenture between Tower Group, Inc. and Wells Fargo Bank, National Association, as Trustee, dated March 31, 2006, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on April 6, 2006
10.27	Guarantee Agreement dated March 31, 2006, by and between Tower Group, Inc. and Wells Fargo Delaware Trust Company, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on April 6, 2006
10.28	Stock Purchase Agreement by and among Tower Group, Inc. and Preserver Group, Inc. dated November 13, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006
10.29	Exchange Agreement by and among Tower Group, Inc. and CastlePoint Management Corp. dated January 11, 2007 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007
10.30	Master Agreement dated April 4, 2006 by and among Tower Group, Inc., Tower Insurance Company of New York, Tower National Insurance Company, CastlePoint Holdings, Ltd. and CastlePoint Management Corp. incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2007
10.31	Addendum No. 1 to the Master Agreement by and among Tower Group, Inc. and CastlePoint Holdings, Ltd. incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2007
10.32	Amended and Restated Declaration of Trust, dated January 25, 2007, by and among Wilmington Trust, as Institutional Trustee and as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Stephen L. Kibblehouse, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on January 26, 2007
10.33	Indenture between Tower Group, Inc. and Wilmington Trust Company, as Trustee, dated January 25, 2007, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on January 26, 2007
10.34	Guarantee Agreement dated January 25, 2007, by and between Tower Group, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on January 26, 2007

Exhibit Number	Description of Exhibits

10.35	Management Agreement, dated July 1, 2007, by and between CastlePoint Insurance Company and Tower Risk Management Corp., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007
10.36	Fourth Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC dated July 25, 2006, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.37	Fifth Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC dated December 20, 2006, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.38	Service Agreement dated May 1, 2007 by and among Tower Risk Management Corp. and CastlePoint Management Corp. , incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.39	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2008
10.40	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan Performance Shares Award Agreement, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.41	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan, as amended and restated effective May 15, 2008, Restricted Stock Units Award Agreement, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.42	Stock Purchase Agreement dated August 27, 2008 between CastlePoint Reinsurance Company, Ltd., HIG, Inc. and Brookfield US Corporation, incorporated by reference to Exhibit 2.1 to CastlePoint Holdings, Ltd.’s Current Report on Form 8-K filed on September 2, 2008
10.43	Asset Purchase Agreement, dated as of August 26, 2008, by and among CastlePoint Reinsurance Company, Ltd., Tower Insurance Company of New York, Tower National Insurance Company, Preserver Insurance Company, Mountain Valley Insurance Company, North East Insurance Company and Tower Risk Management Corp., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 27, 2008
10.44	Limited Waiver Agreement, dated as of August 26, 2008, by and among Tower Group, Inc., Ocean I Corporation and CastlePoint Holdings, Ltd., incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed August 27, 2008
10.45	Parent Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 10.32 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.46	Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.33 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.47	Indenture, dated as of December 1, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.34 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.48	Amended and Restated Declaration of Trust, dated as of December 1, 2006, among Wilmington Trust Company as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, CastlePoint Management Corp., as Sponsor, and Joel Weiner, James Dulligan and Roger Brown, as Administrators, incorporated by reference to Exhibit 10.35 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.49	Parent Guarantee Agreement, dated as of December 14, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 10.36 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.50	Guarantee Agreement of CastlePoint Management Corp., dated as of December 14, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.37 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.51	Indenture, dated as of December 14, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.38 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.52	Amended and Restated Declaration of Trust, dated as of December 14, 2006, among Wilmington Trust Company as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, CastlePoint Management Corp., as Sponsor, and Joel Weiner, James Dulligan and Roger Brown, as Administrators, incorporated by reference to Exhibit 10.39 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.53	CastlePoint Holdings, Ltd. 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.4 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006
10.54	Amendment No. 1 to CastlePoint Holdings, Ltd. 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 4.5 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-8 (File No. 333-134628) filed on December 5, 2007

Exhibit Number	Description of Exhibits

10.55	Form of Stock Option Agreement for Executive Employee Recipients of Options under 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.5 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006
10.56	Form of Stock Option Agreement for Non-Employee Director Recipients of Options under 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.6 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006
10.57	Indenture between CastlePoint Bermuda Holdings, Ltd. and Wilmington Trust Company, as Trustee, dated September 27, 2007, incorporated by reference to Exhibit 4.1 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.58	Guarantee Agreement dated September 27, 2007 by and between CastlePoint Bermuda Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 4.2 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.59	Amended and Restated Declaration of Trust, dated September 27, 2007, by Wilmington Trust, as Institutional Trustee and as Delaware Trustee; CastlePoint Bermuda Holdings, Ltd. as Sponsor, and Trust Administrators Roger A. Brown, Joel S. Weiner and James Dulligan, incorporated by reference to Exhibit 4.3 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.60	Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, dated September 27, 2007 by CastlePoint Bermuda Holdings, Ltd. in favor of Wilmington Trust Company as institutional trustee, incorporated by reference to Exhibit 4.4 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.61	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company), incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.62	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of December 14, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company), incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.63	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of November 8, 2007, between CastlePoint Holdings, Ltd. and Wilmington Trust Company), incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.64	Separation Agreement, dated as of February 27, 2009, by and between Tower Group, Inc. and Patrick J. Haveron, incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.65	Consulting Agreement, dated as of February 27, 2009, by and between Tower Group, Inc. and Patrick J. Haveron, incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.66	Letter of Amendment dated February 23, 2009 to Stock Purchase Agreement dated August 27, 2008 between CastlePoint Reinsurance Company, Ltd., HIG, Inc. and Brookfield US Corporation, incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.67	Credit Agreement dated as of May 14, 2010 by and among Tower Group, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, PNC Bank, National Association, J.P. Morgan Securities Inc. and Banc of America Securities LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2010
10.68	Investment and Shareholders’ Agreement dated as of April 25, 2012 by and among Tower Group, Inc. and the principal shareholders of Canopius Group, Ltd., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2012
10.69	Master Transaction Agreement, dated as of April 25, 2012, by and among Tower Group, Inc., Canopius Holdings Bermuda Limited, Canopius Mergerco, Inc. and Canopius Group Limited incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 25, 2012
10.70	Employment agreement, dated as of December 1, 2008, by and between Tower Group, Inc, and Elliot S. Orol, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2012
10.71	Amendment to Employment agreement, dated as of November 16, 2012, by and between Tower Group, Inc, and Elliot S. Orol, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2012
10.72	Amendment to Employment agreement, dated as of November 16, 2012, by and between Tower Group, Inc, and Gary S. Maier, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2012
10.73	Second Amendment to Credit Agreement and Consent, dated as of November 26, 2012, by and among Tower Group,

Exhibit Number	Description of Exhibits

Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, PNC Bank, National Association, J.P. Morgan Securities Inc. and Banc of America Securities LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 28, 2012
16	Letter from Johnson, Lambert & Co. LLP regarding change in certifying accountant, incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on March 5, 2010
21.1	Subsidiaries of the registrant**
23.1	Consent of PricewaterhouseCoopers LLP**
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael H. Lee**
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William E. Hitselberger**
32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
EX-101	INSTANCE DOCUMENT**
EX-101	SCHEMA DOCUMENT**
EX-101	CALCULATION LINKBASE DOCUMENT**
EX-101	LABELS LINKBASE DOCUMENT**
EX-101	PRESENTATION LINKBASE DOCUMENT**
EX-101	DEFINITION LINKBASE DOCUMENT**