Form 10-K/A
period 2012-12-31
Tower Group, Inc.
filed 2013-03-13
CIK 1289592

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

As of March 8, 2013, the registrant had 38,379,597 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the registrant’s 2013 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”).

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2013 (the “Form 10-K”), is being filed to provide the conformed signature of PricewaterhouseCoopers LLP which was inadvertently omitted from the Report of Independent Registered Public Accounting Firm which appears at page F-2 of the Consolidated Financial Statements in the Form 10-K. The Company obtained a manually-signed copy of the signed report of PricewaterhouseCoopers LLP on March 4, 2013 before filing its Form 10-K on March 4, 2013.

No other changes have been made to the Form 10-K other than that described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Form 10-K/A should be read in conjunction with the Form 10-K and with the Company’s filings with the SEC subsequent to the Form 10-K.

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

51

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

52

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

53

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower Group, Inc.
Registrant

Date: March 12, 2013	/s/ Michael H. Lee
Michael H. Lee Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ MICHAEL H. LEE Michael H. Lee	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2013

/s/ WILLIAM E. HITSELBERGER William E. Hitselberger	Executive Vice President, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	March 12, 2013

/s/ CHARLES A. BRYAN Charles A. Bryan	Director	March 4, 2013

/s/ WILLIAM W. FOX, JR. William W. Fox, Jr.	Director	March 4, 2013

/s/ WILLIAM A. ROBBIE William A. Robbie	Director	March 4, 2013

/s/ STEVEN W. SCHUSTER Steven W. Schuster	Director	March 4, 2013

/s/ ROBERT S. SMITH Robert S. Smith	Director	March 4, 2013

/s/ JAN R. VAN GORDER Jan R. Van Gorder	Director	March 4, 2013

/s/ AUSTIN P. YOUNG, III Austin P. Young, III	Director	March 4, 2013

54

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