Form 10-Q
period 2013-03-31
Tower Group International, Ltd.
filed 2013-05-10
CIK 1289592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file no. 001-35834

Tower Group International, Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Crown House 4 Par-la-Ville Road Hamilton, HM 08	N/A
(Address of principal executive offices)	(Zip Code)

(441) 279-6611
(Registrant’s telephone number, including area code

Tower Group, Inc., 120 Broadway, 31st Floor, New York, NY
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,432,150 shares of common stock, par value $0.01 per share, as of May 7, 2013.

Tower Group International, Ltd.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2013

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Group International, Ltd.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
($ in thousands, except par value and share amounts)	2013	2012
Assets
Investments - Tower
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $2,012,436 and $1,926,236)	$2,137,108	$2,065,148
Equity securities (cost of $135,135 and $144,204)	139,794	140,695
Short-term investments (cost of $28,485 and $4,749)	28,822	4,750
Other invested assets	58,941	57,786
Investments - Reciprocal Exchanges
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $255,780 and $263,950)	270,964	280,563
Equity securities (cost of $2,751 and $5,144)	2,914	5,563
Total investments	2,638,543	2,554,505
Cash and cash equivalents (includes $5,604 and $9,782 relating to Reciprocal Exchanges)	229,946	100,293
Investment income receivable (includes $2,768 and $2,610 relating to Reciprocal Exchanges)	29,490	25,332
Investment in unconsolidated affiliate	68,411	70,830
Premiums receivable (includes $43,655 and $44,285 relating to Reciprocal Exchanges)	418,161	422,112
Reinsurance recoverable on paid losses (includes $5,913 and $682 relating to Reciprocal Exchanges)	49,668	17,609
Reinsurance recoverable on unpaid losses (includes $27,554 and $52,389 relating to Reciprocal Exchanges)	887,188	496,192
Prepaid reinsurance premiums (includes $18,424 and $17,803 relating to Reciprocal Exchanges)	234,181	63,923
Deferred acquisition costs, net (includes $9,933 and $11,364 relating to Reciprocal Exchanges)	199,137	180,941
Intangible assets (includes $6,725 and $6,854 relating to Reciprocal Exchanges)	104,550	106,768
Goodwill	269,589	241,458
Funds held by reinsured companies	829,659	137,545
Other assets (includes $5,753 and $2,042 relating to Reciprocal Exchanges)	430,108	331,506
Total assets	$6,388,631	$4,749,014
Liabilities
Loss and loss adjustment expenses (includes $127,926 and $135,791 relating to Reciprocal Exchanges)	$2,429,857	$1,895,073
Unearned premium (includes $99,962 and $103,216 relating to Reciprocal Exchanges)	1,123,022	920,859
Reinsurance balances payable (includes $5,734 and $6,979 relating to Reciprocal Exchanges)	39,227	40,569
Funds held under reinsurance agreements (includes $0 and $500 relating to Reciprocal Exchanges)	634,080	98,581
Other liabilities (includes $46,475 and $21,054 relating to Reciprocal Exchanges)	463,303	292,239
Deferred income taxes (includes $19,818 and $19,793 relating to Reciprocal Exchanges)	29,677	36,464
Debt	450,470	449,731
Total liabilities	5,169,636	3,733,516
Contingencies (Note 16)	-	-
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 57,432,150 and 53,048,011 shares issued, and 57,432,150 and 43,513,678 shares outstanding)	574	530
Treasury stock (0 and 9,534,333 shares)	-	(181,435)
Paid-in-capital	812,156	780,036
Accumulated other comprehensive income	78,377	83,406
Retained earnings	306,192	298,299
Tower Group International, Ltd. stockholders’ equity	1,197,299	980,836
Noncontrolling interests	21,696	34,662
Total stockholders’ equity	1,218,995	1,015,498
Total liabilities and stockholders’ equity	$6,388,631	$4,749,014

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2013	2012
Revenues
Net premiums earned	$420,486	$420,158
Ceding commission revenue	14,151	5,163
Insurance services revenue	128	497
Policy billing fees	3,150	3,134
Net investment income	30,317	33,943
Net realized investment gains (losses):
Other-than-temporary impairments	(489)	(2,976)
Other net realized investment gains	7,540	6,304
Total net realized investment gains	7,051	3,328
Total revenues	475,283	466,223
Expenses
Loss and loss adjustment expenses	274,680	267,493
Commission expense	88,398	80,385
Other operating expenses	84,393	77,071
Acquisition-related transaction costs	19,056	1,262
Interest expense	7,808	8,611
Total expenses	474,335	434,822
Other income
Equity income in unconsolidated affiliate	1,192	-
Income before income taxes	2,140	31,401
Income tax expense (benefit)	(1,673)	9,224
Net income	$3,813	$22,177
Less: Net income (loss) attributable to Noncontrolling interests	(11,281)	3,011
Net income attributable to Tower Group International, Ltd.	$15,094	$19,166
Earnings per share attributable to Tower Group International, Ltd. stockholders:
Basic	$0.33	$0.43
Diluted	$0.33	$0.43
Weighted average common shares outstanding:
Basic	45,912	44,451
Diluted	45,984	44,535
Dividends declared and paid per common share	$0.17	$0.17

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Net income	$3,813	$22,177
Other comprehensive income (loss) before tax
Gross unrealized investment holding gains (losses) arising during periods	(371)	24,972
Less: Reclassification adjustment for investment (gains) losses included in net income	(7,051)	(3,328)
Cumulative translation adjustment	(3,611)	—
Deferred gain (loss) on cash flow hedge	1,598	(231)
Other comprehensive income (loss) before tax	(9,435)	21,413
Income tax benefit (expense) related to items of other comprehensive income (loss)	2,721	(6,738)
Other comprehensive income (loss), net of income tax	$(6,714)	$14,675
Comprehensive income	$(2,901)	$36,852
Less: Comprehensive income (loss) attributable to Noncontrolling interests	(12,966)	6,385
Comprehensive income attributable to Tower Group International, Ltd.	$10,065	$30,467

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Treasury	Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling	Total Stockholders’
(in thousands)	Shares	Amount	Stock	Capital	Income (loss)	Earnings	Interests	Equity
Balance at December 31, 2011	52,626	$527	$ (158,185)	$772,876	$63,053	$355,528	$27,380	$1,061,179
Dividends declared	-	-	-	-	-	(7,398)	-	(7,398)
Stock based compensation	364	3	(2,142)	2,025	-	-	-	(114)
Repurchase of common stock	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	19,166	3,011	22,177
Transfer of assets to Reciprocal Exchange	-	-	-	(1,778)	-	-	1,778	-
Other comprehensive income	-	-	-	-	11,291	-	3,384	14,675
Balance at March 31, 2012	52,990	$530	$(160,327)	$773,123	$74,344	$367,296	$35,553	$1,090,519
Balance at December 31, 2012	53,048	$530	$(181,435)	$780,036	$83,406	$298,299	$34,662	$1,015,498
Dividends declared	-	-	-	-	-	(7,201)	-	(7,201)
Stock based compensation	240	3	(5,853)	11,561	-	-	-	5,711
Merger Transaction with Canopius Bermuda	14,026	140	-	207,207	-	-	-	207,347
Extinguishment of treasury stock in connection with Merger Transaction	(9,882)	(99)	187,288	(187,189)	-	-	-	-
Termination of convertible senior notes hedge and warrants	-	-	-	541	-	-	-	541
Net income (loss)	-	-	-	-	-	15,094	(11,281)	3,813
Other comprehensive income (loss)	-	-	-	-	(5,029)	-	(1,685)	(6,714)
Balance at March 31, 2013	57,432	$574	$-	$812,156	$78,377	$306,192	$21,696	$1,218,995

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2013	2012
Cash flows provided by (used in) operating activities:
Net income	$3,813	$22,177
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain on investment in acquired unconsolidated affiliate	(1,192)	-
Net realized investment (gains) losses	(7,051)	(3,328)
Depreciation and amortization	9,493	9,111
Amortization of bond premium or discount	3,262	2,462
Amortization of restricted stock	12,281	2,025
Deferred income taxes	(5,831)	2,674
Changes in operating assets and liabilities:
Investment income receivable	(4,158)	(2,568)
Premiums receivable	3,951	(9,206)
Reinsurance recoverable	45,672	33,327
Prepaid reinsurance premiums	(17,827)	1,298
Deferred acquisition costs, net	(12,378)	(2,793)
Funds held by reinsured companies	6,705	(19,773)
Other assets	33,180	42,288
Loss and loss adjustment expenses	(95,829)	(34,674)
Unearned premium	32,200	4,226
Reinsurance balances payable	(1,342)	(1,440)
Funds held under reinsurance agreements	(25,215)	(995)
Other liabilities	(32,841)	(13,946)
Net cash flows provided by (used in) operations	(53,107)	30,865
Cash flows provided by (used in) investing activities:
Cash acquired in Merger Transaction	134,741	-
Purchase of fixed assets	(5,866)	(10,553)
Purchase - fixed-maturity securities	(124,322)	(586,772)
Purchase - equity securities	(365,055)	(399,789)
Short-term investments, net	2,746	-
Purchase of other invested assets	(1,155)	(3,492)
Sale of fixed-maturity securities	123,684	605,206
Maturity of fixed-maturity securities	52,233	34,684
Sale - equity securities	375,180	368,145
Change in restricted cash	1,134	-
Net cash flows provided by (used in) investing activities	193,320	7,429
Cash flows provided by (used in) financing activities:
Proceeds from convertible senior notes hedge termination	2,380	-
Payment for warrants termination	(1,000)	-
Issuance of common stock under stock-based compensation programs	2	3
Excess tax benefits from share-based payment arrangements	1,111	225
Treasury stock acquired-net employee share-based compensation	(5,853)	(2,141)
Dividends paid	(7,200)	(7,398)
Net cash flows provided by (used in) financing activities	(10,560)	(9,311)
Increase (decrease) in cash and cash equivalents	129,653	28,983
Cash and cash equivalents, beginning of period	100,293	114,098
Cash and cash equivalents, end of period	$229,946	$143,081

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Nature of Business

Tower Group International, Ltd. (the “Company” or “Tower”) offers a broad range of commercial, specialty and personal property and casualty insurance products and services through its subsidiaries to businesses and to individuals. On March 13, 2013, the Company and Tower Group, Inc. (“TGI”) completed a merger transaction under which the company, formerly known as Canopius Holdings Bermuda Limited (“Canopius Bermuda”), was re-named Tower Group International, Ltd. and became the ultimate parent company (“Merger Transaction”). The Company’s common shares are publicly traded on the NASDAQ Global Select Market under the symbol “TWGP”, which was also the symbol of TGI common shares on that exchange prior to the Merger Transaction. See “Note 3 – Merger Transaction” for further discussion of the Merger Transaction and the Company’s succession to TGI as registrant.

The Company is currently re-evaluating its internal reporting structure due to the recently completed Merger Transaction, the results of which may require a change to its segment reporting. Until this re-evaluation is completed, the Company’s operations, including those acquired in connection with the Merger Transaction, continue to be reported within its three business segments as follows:

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

See “Note 15 – Segment Information”, for further information on the composition of the Company’s operating and reportable segments.

Note 2—Accounting Policies and Basis of Presentation

Basis of Presentation

The Merger Transaction was accounted for as a reverse acquisition, under which TGI was identified and treated as the accounting acquirer. As such, the Company’s unaudited consolidated financial statements include the accounts and operations of TGI and its insurance subsidiaries, managing general agencies and management companies as its historical financial statements, with the results of Tower Group International, Ltd., as accounting acquiree, being included from March 13, 2013, the effective date of the Merger Transaction. The unaudited consolidated financial statements also include the accounts of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together, the “Reciprocal Exchanges”). The Company does not own the Reciprocal Exchanges but manages their business operations through its wholly-owned management companies.

The accompanying unaudited consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with TGI’s consolidated financial statements as of and for the year ended December 31, 2012 and notes thereto included in TGI’s Amendment No. 1 to the Annual Report on Form 10-K which was filed on March 13, 2013. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Moreover, the results of operations for the three months ended March 31, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013.

Intercompany transactions

In the first quarter 2012, the Company transferred a licensed insurance subsidiary shell to the Reciprocal Exchanges and received cash for its statutory book value. At the date of the transfer, the Company’s GAAP carrying basis in this subsidiary exceeded the statutory book value and the transfer resulted in a loss to the Company of $1.8 million. Since this was a non-recurring transaction between entities under common control, assets were transferred at historical book value. The difference in the consideration paid and the book value of the assets transferred was treated as an adjustment to equity. This transaction had no effect on consolidated stockholders’ equity.

Reclassifications and Adjustments

Since the Company accounted for the Merger Transaction as a reverse acquisition and recapitalization, it has retroactively restated Common Stock, Treasury Stock and Paid-in-Capital accounts and earnings per share for periods prior to the Merger Transaction to reflect the historical capitalization of TGI, adjusted for the 1.1330 conversion ratio as discussed in “Note 3 – Merger Transaction”. Certain other reclassifications have also been made to prior years’ financial information to conform to the current year presentation. Refer to Item 2. Management’s Discussion and Analysis, the Consolidated Results of Operations discussion for out-of-period adjustments recorded in the three months ended March 31, 2013.

The table below reflects the previously reported and restated stockholders’ equity accounts resulting from the Merger Transaction:

	As previously	Revised
($ in thousands, except share amounts)	Reported	Amount
As of December 31, 2012
Common stock	$469	$530
Treasury stock	(181,435)	(181,435)
Paid-in-capital	780,097	780,036
For the three-months ended March 31, 2012
Earnings (Loss) per Share:
Basic	$0.49	$0.43
Diluted	0.49	0.43
Weighted average common shares outstanding
Basic	39,233	44,451
Diluted	39,307	44,535

See “Note 14 – Earnings (loss) per Share” for the computation of the earnings per share.

Accounting Pronouncements

Accounting guidance adopted in 2012 and 2013

In July 2012, the Financial Accounting Standards Board (“FASB”) issued amended guidance on testing indefinite-lived intangible assets for impairment. This guidance is intended to reduce the cost and complexity of the annual impairment test by allowing an entity to utilize more qualitative factors and is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012. The Company will consider this guidance in connection with the annual impairment testing of its indefinite-lived intangible assets, which is performed annually in the fourth quarter based on data as of September 30. This guidance does not affect existing guidance on recognition or measurement of impairment losses on indefinite-lived intangible assets, and as such it will not affect the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued amended guidance on the presentation of amounts reclassified out of accumulated other comprehensive income in one place, either on the face of the income statement or in the footnotes to the financial statements. The Company adopted this guidance effective January 1, 2013 on a prospective basis as prescribed by the amended guidance. As all of the information that this guidance requires to be disclosed is already presented elsewhere in the Company’s financial statements under existing GAAP, and it does not affect the classification, recognition or measurement of items within other comprehensive income, the adoption will not affect the Company’s financial position, results of operations or cash flows.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Merger Transaction

On August 20, 2012, TGI closed on its previously announced $74.9 million acquisition of a 10.7% stake in Canopius Group Limited (“Canopius Group”), a privately owned Lloyd’s insurance holding company domiciled in Guernsey, Channel Islands. In connection with this acquisition, TGI also entered into an agreement dated April 25, 2012 (the “Master Transaction Agreement”) under which Canopius Group committed to assist TGI with the establishment of a presence at Lloyd’s of London through a special purpose syndicate (“SPS Transaction Right and Acquisition Right”) (subject to required approvals) and granted TGI an option (the “Merger Option”) to combine with Canopius Bermuda. On July 30, 2012, TGI announced that it had exercised the Merger Option and executed an Agreement and Plan of Merger (the “Original Merger Agreement”) with Canopius Bermuda pursuant to which a wholly-owned subsidiary of Canopius Bermuda would acquire all of TGI’s common stock. TGI paid Canopius Group a fee of $1,000,000 to exercise the Merger Option. On November 8, 2012, the Original Merger Agreement was amended by Amendment No. 1 to the Agreement and Plan of Merger to reflect changes to the merger consideration to be received by TGI stockholders (the Original Merger Agreement as so amended, the “Merger Agreement”).

Prior to the Merger Transaction date, Canopius Group priced on March 6, 2013, a private sale of 100% of the shares of Canopius Bermuda to third party investors for net consideration for $205,862,755. This investment resulted in 14,025,737 shares being issued in the private placement immediately preceding the merger.

On March 13, 2013, Canopius Bermuda and TGI consummated the Merger Transaction contemplated by the Merger Agreement. Canopius Bermuda was re-named Tower Group International, Ltd. and became the ultimate parent company of TGI, with TGI becoming its indirect wholly-owned subsidiary. Pursuant to the terms of the Merger Agreement, among other things, (i) 100% of the issued and outstanding shares of TGI common stock was cancelled and automatically converted into the right to receive 1.1330 common shares of the Company, par value $0.01 per share (the “ Common Shares”), (ii) each outstanding option to acquire TGI common stock, whether vested or unvested and whether granted under TGI’s 2008 Long-Term Equity Compensation Plan or otherwise, automatically vested, free of any forfeiture conditions, and constituted a fully vested option to acquire that number of Common Shares (rounded down to the nearest whole number) equal to the number of shares of TGI common stock subject to such option multiplied by 1.1330, on the same terms and conditions (other than vesting and performance conditions) as were applicable to such TGI stock option immediately prior to the Merger Transaction, with the exercise price of such option adjusted to be the original exercise price divided by 1.1330, and (iii) substantially all issued and outstanding shares of TGI restricted stock, whether granted under TGI’s 2008 Long-Term Equity Compensation Plan or otherwise, automatically vested, free of any forfeiture conditions, and was converted into the right to receive, as soon as reasonably practicable after the effective time, 1.1330 Common Shares.

Immediately after giving effect to the issuance of Common Shares to the former TGI stockholders in the Merger Transaction, approximately 57,432,150 Common Shares were outstanding, of which 76% was held by the former TGI stockholders. The remaining 24% of Common Shares outstanding immediately after giving effect to the Merger Transaction was held by third party investors. As the Company is the successor issuer to TGI, succeeding to the attributes of TGI as registrant, including TGI’s SEC file number, its Common Shares trade on the same exchange, the NASDAQ Global Select Market, and under the same trading symbol, “TWGP,” that the shares of TGI common stock traded on and under prior to the Merger Transaction.

The Merger Transaction is expected to advance the Company’s strategy and create a more efficient global, diversified specialty insurance company consisting of commercial, specialty and personal lines, reinsurance and international specialty products. In addition, the establishment of a Bermuda domicile will provide the Company with an international platform through which it has access to the U.S., Bermuda and the Lloyd’s of London (“Lloyds”) markets.

Accounting for the Merger Transaction

The Company has accounted for the Merger Transaction as a reverse acquisition in which TGI, the legal acquiree, was identified and treated as the accounting acquirer and Tower Group International, Ltd., the legal acquirer, was identified and treated as the accounting acquiree. The identification of the accounting acquirer and acquiree in the Merger Transaction was primarily based on the fact that immediately following the close of the Merger Transaction there was a change in control of the Company with TGI designees to the Company’s Board of Directors comprising all of its directors and TGI’s former senior management comprising the Company’s entire senior management team. In accordance with accounting guidance for reverse acquisitions, the unaudited consolidated financial statements of the Company following the Merger Transaction have been issued under the name of the Company, as the legal parent, but reflect a continuation of the financial statements of TGI, as the accounting acquirer, with one exception, which was the retroactive adjustment of TGI’s historical legal capital to reflect the transaction as a recapitalization of TGI’s historical capital accounts. On the effective date of the Merger Transaction, the assets and liabilities of Tower Group International, Ltd. were accounted for under the acquisition method, under which they have been reflected at their respective acquisition date fair values.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Prior to the Merger Transaction, Canopius Bermuda restructured its insurance operations as contemplated in the Master Transaction Agreement. This restructuring occurred primarily through the execution of retrocession agreements with an indirectly wholly-owned subsidiary of Canopius Group to retrocede a percentage of Lloyd’s of London Syndicate 4444 (“Syndicate 4444”) business for the Year of Account (“YOA”) 2012, YOA 2011 and prior years, which Canopius Bermuda assumed from Canopius Group. Syndicate 4444 is an insurance syndicate managed by Canopius Group. The Company will account for these retrocession agreements in accordance with prospective accounting treatment, and will report the assumed and ceded assets and liabilities on a gross basis on the consolidated balance sheet.

In addition, pursuant to the terms of the Master Transaction Agreement, prior to the Merger Transaction, TGI entered into a commutation agreement whereby the TGI commuted Syndicate 4444 YOA 2012 and YOA 2011 business TGI previously reinsured from Canopius Group. There was no gain or loss recognized on this commutation.

The following provides details of the purchase consideration, the fair values of the respective assets acquired and liabilities assumed and the resulting amount of goodwill recorded in connection with the Merger Transaction.

The purchase consideration was determined based on the total consideration received by Canopius Group for its sale of 100% of its equity ownership of Canopius Bermuda, and the proceeds received for the issuance and exercise of the Merger Option from TGI.

($ in thousands)
Consideration received by Canopius Group from the third party sale	$205,863
Fair value of Merger Option received in connection with TGI’s investment in Canopius Group	484
Exercise price of Merger Right received from TGI upon exercise	1,000
Total preliminary purchase consideration	$207,347

($ in thousands)
Assets
Cash and cash equivalents	$134,741
Investments	26,485
Reinsurance recoverables	468,727
Prepaid reinsurance	152,431
Funds held by reinsured companies	698,819
Other assets	75,219
Liabilities
Loss and loss adjustment expenses	630,613
Unearned premiums	169,963
Funds held under reinsurance agreements	560,714
Other liabilities	15,916
Net assets acquired	$179,216
Purchase Consideration	207,347
Goodwill	$28,131

As the Merger Transaction was completed in close proximity to the end of the first quarter of 2013, values of certain assets and liabilities in the above table are preliminary, and as such they may be subject to adjustment as additional information is obtained. Once completed, any adjustments resulting from these valuations may impact the amounts recorded for individual assets acquired and liabilities assumed, as well as the residual goodwill.

Direct costs of the acquisition were expensed as incurred. During the three months ended March 31, 2013, the Company recognized approximately $19.1 million of such costs, all of which have been classified within “acquisition-related transaction costs” on the consolidated statement of operations. Such costs included $11.4 million in compensation expense (of which accelerated vesting of restricted stock was $10.3 million) and $7.7 million in legal and accounting fees.

The resulting goodwill recognized in connection with the Merger Transaction is mainly derived from the synergies and economies of scale expected to result from the combined operations of the Company, as well as intangible assets that did not qualify for separate recognition. The goodwill presented in the table above will be allocated to the Commercial Insurance reporting unit. In 2012, TGI’s goodwill impairment test indicated that a greater risk of future impairment existed for this reporting unit. As of March 31, 2013, management assessed the increase to goodwill along with the increase to each of the

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

reporting unit’s fair values, and concluded the goodwill was not impaired. The Company’s re-evaluation of its internal reporting structure which may require a change to its segment reporting and further subsequent goodwill assessments could result in impairment of goodwill. Volatile financial markets can have an impact on earnings, discount assumptions, liquidity and market capitalization which could all have an unfavorable impact on the valuation of goodwill.

The fair value of loss and loss adjustment expenses includes $19.1 million of reserves for risk premiums (“risk premiums”). The risk premium was determined using a cash flow model. This model used an estimate of net nominal future cash flows related to liabilities for losses and loss adjustment expenses that a market participant would expect as of the date of the transaction. These future cash flows were adjusted for the time value of money at a risk free rate and a risk margin to compensate an acquirer for bearing the risk associated with the liabilities.

Since the effective date of the Merger Transaction on March 13, 2013 through March 31, 2013, the operations of the acquired business accounted for approximately $6.6 million and $3.0 million of the Company’s consolidated revenues and net income, respectively.

The following unaudited pro forma financial information presents the consolidated revenues and net income of the Company for the three months ended March 31, 2013 and 2012, as if the Merger Transaction had been completed as of January 1, 2012.

	Three Months Ended
	March 31,
($ in thousands)	2013	2012
Revenues	$478,427	$469,367
Net Income	22,805	26,961

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

For the three months ended March 31, 2013, the Reciprocal Exchanges recognized total revenues, total expenses and net income (loss) of $47.3 million, $58.6 million and $(11.3) million, respectively. For the three months ended March 31, 2012, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $50.2 million, $47.2 million and $3.0 million, respectively.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 5—Investments

The cost or amortized cost and fair value of the Company’s investments in fixed maturity and equity securities, gross unrealized gains and losses, and other-than-temporary impairment losses (“OTTI”) as of March 31, 2013 and December 31, 2012 are summarized as follows:

($ in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Unrealized OTTI Losses (1)
March 31, 2013
U.S. Treasury securities	$315,281	$1,486	$(35)	$316,732	$-
U.S. Agency securities	105,081	4,056	(132)	109,005	-
Municipal bonds	642,188	47,034	(291)	688,931	-
Corporate and other bonds
Finance	222,601	20,881	(427)	243,055	-
Industrial	390,344	23,408	(807)	412,945	-
Utilities	60,134	2,798	(469)	62,463	-
Commercial mortgage-backed securities	207,944	28,337	(360)	235,921	(121)
Residential mortgage-backed securities
Agency backed securities	253,535	9,478	(814)	262,199	-
Non-agency backed securities	37,257	4,394	(27)	41,624	-
Asset-backed securities	33,851	1,346	-	35,197	-
Total fixed-maturity securities	2,268,216	143,218	(3,362)	2,408,072	(121)
Preferred stocks, principally financial sector	28,879	632	(334)	29,177	-
Common stocks, principally financial and industrial sectors	109,007	5,985	(1,461)	113,531	-
Short-term investments	28,485	350	(13)	28,822	-
Total, March 31, 2013	$2,434,587	$150,185	$(5,170)	$2,579,602	$(121)
Tower	$2,176,056	$133,986	$(4,318)	$2,305,724	$(121)
Reciprocal Exchanges	258,531	16,199	(852)	273,878	-
Total, March 31, 2013	$2,434,587	$150,185	$(5,170)	$2,579,602	$(121)

December 31, 2012
U.S. Treasury securities	$183,462	$1,500	$(13)	$184,949	$-
U.S. Agency securities	98,502	4,351	(76)	102,777	-
Municipal bonds	633,373	52,914	(244)	686,043	-
Corporate and other bonds
Finance	233,849	21,293	(95)	255,047	-
Industrial	412,465	26,556	(868)	438,153	-
Utilities	51,698	2,958	(191)	54,465	-
Commercial mortgage-backed securities	211,819	30,375	(141)	242,053	-
Residential mortgage-backed securities
Agency backed securities	283,652	12,326	(262)	295,716	-
Non-agency backed securities	38,615	3,575	(34)	42,156	(6)
Asset-backed securities	42,751	1,615	(14)	44,352	-
Total fixed-maturity securities	2,190,186	157,463	(1,938)	2,345,711	(6)
Preferred stocks, principally financial sector	31,272	730	(481)	31,521	-
Common stocks, principally industrial and financial sectors	118,076	953	(4,292)	114,737	-
Short-term investments	4,749	1	-	4,750	-
Total, December 31, 2012	$2,344,283	$159,147	$(6,711)	$2,496,719	$(6)
Tower	$2,075,189	$141,614	$(6,210)	$2,210,593	$(6)
Reciprocal Exchanges	269,094	17,533	(501)	286,126	-
Total, December 31, 2012	$2,344,283	$159,147	$(6,711)	$2,496,719	$(6)

(1) Represents the gross unrealized loss on other-than-temporarily impaired securities recognized in accumulated other comprehensive income (loss).

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claims obligations. These restricted assets consisted of approximately $33.9 million of cash and cash equivalents as of March 31, 2013. In addition, the Company had $481.7 million and $481.5 million of cash and cash equivalents and investments as of March 31, 2013 and December 31, 2012, respectively, held by counterparties as collateral or in trusts to support letters of credit issued on the Company’s behalf, reinsurance liabilities on certain assumed reinsurance treaties, collateral posted for certain leases and other purposes.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see “Note 6 – Investments” of the Notes to Consolidated Financial Statements in TGI’s Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2012.

Major categories of net investment income are summarized as follows:

	Three Months Ended March 31,
($ in thousands)	2013	2012
Income
Fixed-maturity securities	$20,973	$25,412
Equity securities	6,484	7,636
Cash and cash equivalents	51	290
Other invested assets	4,256	1,925
Other	327	57
Total	32,091	35,320
Expenses
Investment expenses	(1,774)	(1,377)
Net investment income	$30,317	$33,943
Tower	29,980	32,257
Reciprocal Exchanges	2,380	3,349
Elimination of interest on Reciprocal Exchange surplus notes	(2,043)	(1,663)
Net investment income	$30,317	$33,943

Proceeds from the sale of fixed-maturity securities were $191.7 million and $606.2 million for the three months ended March 31, 2013 and 2012, respectively. Proceeds from the sale of equity securities were $375.2 million and $368.1 million for the three months ended March 31, 2013 and 2012, respectively.

Gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three Months Ended March 31,
($ in thousands)	2013	2012
Fixed-maturity securities
Gross realized gains	$7,364	$13,991
Gross realized losses	(190)	(2,858)
	7,174	11,133
Equity securities
Gross realized gains	4,236	1,546
Gross realized losses	(4,813)	(6,375)
	(577)	(4,829)
Other
Gross realized gains	1,755	-
Gross realized losses	(812)	-
	943	-
Net realized gains (losses) on investments	7,540	6,304
Other-than-temporary impairment losses:
Fixed-maturity securities	(24)	(117)
Equity securities	(465)	(2,859)
Total other-than-temporary impairment losses recognized in earnings	(489)	(2,976)
Total net realized investment gains (losses)	$7,051	$3,328
Tower	$6,433	$1,138
Reciprocal Exchanges	618	2,190
Total net realized investment gains (losses)	$7,051	$3,328

Tower Group International, Ltd.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the fixed-maturity and equity securities OTTI amounts for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
($ in thousands)	2013	2012
Corporate and other bonds	$-	$(89)
Commercial mortgage-backed securities	(24)	-
Residential mortgage-backed securities	-	(28)
Equities	(465)	(2,859)
Other-than-temporary-impairments	(489)	(2,976)
Portion of loss recognized in accumulated other comprehensive income (loss)	-	-
Impairment losses recognized in earnings	$(489)	$(2,976)
Tower	$(489)	$(2,976)
Reciprocal Exchanges	-	-
Impairment losses recognized in earnings	$(489)	$(2,976)

The following table provides a rollforward of the cumulative amounts of credit OTTI for securities still held showing the amounts that have been included in earnings on a pretax basis for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
($ in thousands)	2013	2012
Balance, January 1,	$4,492	$12,666
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	24	89
OTTI has been previously recognized	-	28
Reductions due to:
Securities sold during the period (realized)	-	(6,699)
Balance, March 31,	$4,516	$6,084

Unrealized Losses

There are 225 securities at March 31, 2013, including fixed maturities and equity securities, which account for the gross unrealized loss, none of which is deemed by management to be OTTI. Temporary losses on corporate and other bonds result from purchases made in a lower yield spread environment. In addition, there have been some ratings downgrades on certain of these securities. After analyzing the credit quality, balance sheet strength and company outlook, management believes these securities will recover in value. The structured securities that had significant unrealized losses resulted primarily from declines in both residential and commercial real estate prices. To the extent projected cash flows on structured securities change adversely, they would be considered OTTI, and an impairment loss would be recognized in the current period. Management considered all relevant factors, including expected recoverability of cash flows, in assessing whether a loss was other-than-temporary. The Company does not intend to sell these fixed maturity securities, and it is not more likely than not that these securities will be sold before recovering their cost basis.

For all fixed-maturity securities in an unrealized loss position at March 31, 2013, the Company has received all contractual interest payments (and principal if applicable). Based on the continuing receipt of cash flow and the foregoing analyses, management expects continued timely payments of principal and interest and considers the losses to be temporary.

The unrealized loss position associated with the fixed-maturity portfolio was $3.4 million as of March 31, 2013, consisting primarily of corporate bonds and mortgage-backed securities of $2.9 million. The total fixed-maturity portfolio of gross unrealized losses included 202 securities which were, in aggregate, approximately 1.0% below amortized cost. Of the 202 fixed maturity investments identified, 20 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these investments at March 31, 2013 was $0.03 million. Management does not consider these investments to be other-than-temporarily impaired.

For common stocks, there were 16 securities in a loss position at March 31, 2013 totaling $1.5 million. Management evaluated the financial condition of the common stock issuers, the severity and duration of the impairment, and the Company’s ability and intent to hold to recovery. The evaluation consisted of a detailed review, including but not limited to some or all of the following

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

factors for each security: the current S&P rating, analysts’ reports, past earnings trends and analysts’ earnings expectations for the next 12 months, liquidity, near-term financing risk, and whether the company was currently paying dividends on its equity securities. Management does not consider these investments to be other-than-temporarily impaired.

The following table presents information regarding invested assets that were in an unrealized loss position at March 31, 2013 and December 31, 2012 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Aggregate	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
March 31, 2013
U.S. Treasury securities	$190,145	$(35)	$-	$-	$190,145	$(35)
U.S. Agency securities	22,282	(132)	-	-	22,282	(132)
Municipal bonds	24,848	(282)	252	(9)	25,100	(291)
Corporate and other bonds
Finance	22,358	(427)	-	-	22,358	(427)
Industrial	49,396	(805)	348	(2)	49,744	(807)
Utilities	25,245	(469)	7	-	25,252	(469)
Commercial mortgage-backed securities	27,602	(360)	-	-	27,602	(360)
Residential mortgage-backed securities
Agency backed	63,720	(814)	23	-	63,743	(814)
Non-agency backed	-	-	547	(27)	547	(27)
Asset-backed securities	-	-	-	-	-	-
Total fixed-maturity securities	425,596	(3,324)	1,177	(38)	426,773	(3,362)
Preferred stocks	5,169	(31)	6,651	(303)	11,820	(334)
Common stocks	41,600	(1,461)	-	-	41,600	(1,461)
Short-term investments	26,822	(13)	-	-	26,822	(13)
Total, March 31, 2013	$499,187	$(4,829)	$7,828	$(341)	$507,015	$(5,170)
Tower	$442,594	$(3,992)	$7,627	$(326)	$450,221	$(4,318)
Reciprocal Exchanges	56,593	(837)	201	(15)	56,794	(852)
Total, March 31, 2013	$499,187	$(4,829)	$7,828	$(341)	$507,015	$(5,170)

December 31, 2012
U.S. Treasury securities	$44,347	$(13)	$-	$-	$44,347	$(13)
U.S. Agency securities	22,345	(76)	-	-	22,345	(76)
Municipal bonds	21,532	(235)	251	(9)	21,783	(244)
Corporate and other bonds
Finance	17,853	(95)	-	-	17,853	(95)
Industrial	53,576	(667)	4,188	(201)	57,764	(868)
Utilities	20,143	(191)	7	-	20,150	(191)
Commercial mortgage-backed securities	23,223	(141)	95	-	23,318	(141)
Residential mortgage-backed securities
Agency backed	59,009	(261)	25	(1)	59,034	(262)
Non-agency backed	815	(6)	588	(28)	1,403	(34)
Asset-backed securities	1,499	(2)	4,232	(12)	5,731	(14)
Total fixed-maturity securities	264,342	(1,687)	9,386	(251)	273,728	(1,938)
Preferred stocks	9,716	(155)	5,724	(326)	15,440	(481)
Common stocks	55,560	(4,292)	-	-	55,560	(4,292)
Total, December 31, 2012	$329,618	$(6,134)	$15,110	$(577)	$344,728	$(6,711)
Tower	$271,609	$(5,732)	$13,338	$(478)	$284,947	$(6,210)
Reciprocal Exchanges	58,009	(402)	1,772	(99)	59,781	(501)
Total, December 31, 2012	$329,618	$(6,134)	$15,110	$(577)	$344,728	$(6,711)

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Fixed-Maturity Investment—Time to Maturity

The following table shows the amortized cost and fair value of the fixed-maturity portfolio by contractual time to maturity at March 31, 2013 and December 31, 2012:

	Tower		Reciprocal Exchanges		Total
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
March 31, 2013
Remaining Time to Maturity
Less than one year	$22,678	$23,060	$2,000	$2,008	$24,678	$25,068
One to five years	636,015	656,679	40,795	42,693	676,810	699,372
Five to ten years	556,748	594,311	76,334	79,921	633,082	674,232
More than 10 years	343,277	372,547	57,782	61,912	401,059	434,459
Mortgage and asset-backed securities	453,718	490,511	78,869	84,430	532,587	574,941
Total, March 31, 2013	$2,012,436	$2,137,108	$255,780	$270,964	$2,268,216	$2,408,072
December 31, 2012
Remaining Time to Maturity
Less than one year	$30,082	$30,614	$2,678	$2,715	$32,760	$33,329
One to five years	489,939	510,523	45,576	47,275	535,515	557,798
Five to ten years	564,556	607,711	76,480	80,009	641,036	687,720
More than 10 years	346,410	380,045	57,628	62,542	404,038	442,587
Mortgage and asset-backed securities	495,249	536,255	81,588	88,022	576,837	624,277
Total, December 31, 2012	$1,926,236	$2,065,148	$263,950	$280,563	$2,190,186	$2,345,711

Other Invested Assets

The following table shows the composition of the other invested assets as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
($ in thousands)	2013	2012
Limited partnerships, equity method	$24,517	$23,864
Real estate, amortized cost	7,223	7,422
Securities reported under the fair value option	25,000	25,000
Other	2,201	1,500
Total	$58,941	$57,786

Securities reported under the fair value option include two securities for which the Company has elected the fair value option. This election was made to simplify the accounting for these instruments which contain embedded derivatives and other features.

The fair value of the limited partnerships in the table above approximates their carrying value under the equity method of accounting. The significant inputs used to determine fair value of these limited partnerships are considered Level 3 pursuant to the fair value hierarchy. See “Note 6 – Fair Value Measurements” below. As of March 31, 2013, the Company had future funding commitments of $28.2 million to these limited partnerships.

Tower Group International, Ltd.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

As at March 31, 2013 and December 31, 2012, the Company’s financial instruments carried at fair value are allocated among levels as follows:

($ in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2013
Fixed-maturity securities
U.S. Treasury securities	$-	$316,732	$-	$316,732
U.S. Agency securities	-	109,005	-	109,005
Municipal bonds	-	688,931	-	688,931
Corporate and other bonds	-	718,463	-	718,463
Commercial mortgage-backed securities	-	235,921	-	235,921
Residential mortgage-backed securities
Agency	-	262,199	-	262,199
Non-agency	-	41,624	-	41,624
Asset-backed securities	-	35,197	-	35,197
Total fixed-maturities	-	2,408,072	-	2,408,072
Equity securities	142,708	-	-	142,708
Short-term investments	-	28,822	-	28,822
Total investments at fair value	142,708	2,436,894	-	2,579,602
Other invested assets (1)	-	-	25,000	25,000
Other liabilities				-
Interest rate swap contracts	-	(8,203)	-	(8,203)
Debt and equity securities sold, not yet purchased	-	(22,513)	-	(22,513)
Total, March 31, 2013	$142,708	$2,406,178	$25,000	$2,573,886
Tower	$139,794	$2,135,214	$25,000	$2,300,008
Reciprocal Exchanges	2,914	270,964	-	273,878
Total, March 31, 2013	$142,708	$2,406,178	$25,000	$2,573,886
December 31, 2012
Fixed-maturity securities
U.S. Treasury securities	$-	$184,949	$-	$184,949
U.S. Agency securities	-	102,777	-	102,777
Municipal bonds	-	686,043	-	686,043
Corporate and other bonds	-	747,665	-	747,665
Commercial mortgage-backed securities	-	242,053	-	242,053
Residential mortgage-backed securities
Agency	-	295,716	-	295,716
Non-agency	-	42,156	-	42,156
Asset-backed securities	-	44,352	-	44,352
Total fixed-maturities	-	2,345,711	-	2,345,711
Equity securities	146,258	-	-	146,258
Short-term investments	-	4,750	-	4,750
Total investments at fair value	146,258	2,350,461	-	2,496,719
Other invested assets (2)	-	-	25,000	25,000
Other liabilities
Interest rate swap contracts	-	(9,016)	-	(9,016)
Debt and equity securities sold, not yet purchased	-	(17,101)	-	(17,101)
Total, December 31, 2012	$146,258	$2,324,344	$25,000	$2,495,602
Tower	$140,695	$2,043,780	$25,000	$2,209,475
Reciprocal Exchanges	5,563	280,564	-	286,127
Total, December 31, 2012	$146,258	$2,324,344	$25,000	$2,495,602

(1) $25.0 million of the $58.9 million Other invested assets reported on the consolidated balance sheet at March 31, 2013 is reported at fair value. The remaining $33.9 million of Other invested assets is reported under the equity method of accounting or at amortized cost.

(2) $25.0 million of the $57.8 million Other invested assets reported on the consolidated balance sheet at December 31, 2012 is reported at fair value. The remaining $32.8 million of Other invested assets is reported under the equity method of accounting or at amortized cost.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2013, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, the Company used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, the Company used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.

The Company’s process to validate the market prices obtained from the outside pricing sources includes, but is not limited to, periodic, evaluation of model pricing methodologies and analytical reviews of certain prices. The Company also periodically performs testing of the market to determine trading activity, or lack of trading activity, as well as market prices. Several securities sold during the quarter were “back-tested” (i.e., the sales price is compared to the previous month end reported market price to determine reasonableness of the reported market price). If management believes that the price provided from the pricing source is distressed, management will use a valuation method that reflects an orderly transaction between market participants, generally a discounted cash flow method that incorporates relevant interest rate, risk and liquidity factors.

The ability to observe stable prices and inputs may be reduced for highly-customized and illiquid instruments which had been the case for certain non-agency residential and commercial mortgage-backed securities and asset-backed securities in previous periods.

Substantially all of the portfolio valuations at March 31, 2013 classified as Level 1 or Level 2 in the above table are priced by utilizing the services of several independent pricing services that provide the Company with a price quote for each security. There were no adjustments made to the prices obtained from the independent pricing sources and dealers on securities classified as Level 1 or Level 2.

In 2013 and 2012, there were no transfers of investments between Level 1 and Level 2 or between Level 2 and Level 3.

The fair values of the interest rate swaps were derived using an industry standard swap valuation model with market based inputs for swaps having similar characteristics.

The fair values of the debt and equity securities sold, not yet purchased were derived by using quoted prices for similar securities in active markets. These instruments resulted in net realized gains (losses) of $0.2 million for the three months ended March 31, 2013.

The Company holds two securities which are reported in other invested assets and have been classified as Level 3 of the fair value hierarchy. Management utilizes a discounted cash flow analysis to derive the fair values. For one security, which matures in 2015 and whose cash flows are supported by underlying short-term loans, the significant unobservable inputs include the underlying short-term loans’ probability of default and loss severity, and a discount for the security’s lack of marketability. Increases in the probability of default and loss severity assumptions (which generally move directionally with each other) would have the effect of decreasing the fair value of this security. The Company obtains credit ratings on the underlying short-term loans quarterly and considers these ratings when updating its assumptions. The second security is an equity instrument which entitles the Company to residual interests of a finite life special purpose vehicle. The significant unobservable inputs include the estimated losses to be incurred by the vehicle and the equity instrument’s lack of marketability. The Company obtains quarterly financial data from the vehicle and evaluates the estimated incurred loss figure. An increase in the vehicle’s estimated incurred losses would have the effect of decreasing the instrument’s fair value.

Management is responsible for the determination of the value of the investments carried at fair value and the supporting methodologies and assumptions. Management has reviewed the pricing techniques and methodologies of the independent pricing sources and believes that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. Management monitors security-specific valuation trends and discusses material changes or the absence of expected changes with the portfolio managers to understand the underlying factors and inputs and to validate the reasonableness of pricing. Management also back-tests the prices on numerous sales of securities during the year to validate the previous pricing provided as well as utilizes other pricing sources to validate the pricing provided by the Company’s primary provider of the majority of the non-U.S. Treasury securities and non-agency securities included in Level 2.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the changes in Level 3 assets measured at fair value for the three months ended March 31, 2013 and 2012 for Tower (the Reciprocal Exchanges have no Level 3 assets):

	Three Months Ended
	March 31,
($ in thousands)	2013	2012
Beginning balance, January 1	$25,000	$25,000
Total gains (losses)-realized / unrealized - included in net income	-	(86)
Ending balance, March 31,	$25,000	$24,914

Note 7 – Reinsurance

Impact of Reinsurance on Premiums

The table below shows direct, assumed and ceded premiums for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
($ in thousands)	Direct	Assumed	Ceded	Net
2013
Premiums written	$444,909	$105,514	$98,032	$452,391
Change in unearned premiums	(16,128)	(44,983)	(29,206)	(31,905)
Premiums earned	$428,781	$60,531	$68,826	$420,486
2012
Premiums written	$404,840	$62,521	$41,678	$425,683
Change in unearned premiums	27,169	(31,394)	1,300	(5,525)
Premiums earned	$432,009	$31,127	$42,978	$420,158

Note 8 – Loss and Loss Adjustment Expense

The following table provides a reconciliation of the beginning and ending consolidated balances for unpaid losses and loss adjustment expense (“LAE”) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013			2012
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total
Balance at January 1,	$1,759,282	$135,791	$1,895,073	$1,495,839	$136,274	$1,632,113
Less reinsurance recoverables on unpaid losses	(443,803)	(52,389)	(496,192)	(308,411)	(11,253)	(319,664)
	1,315,479	83,402	1,398,881	1,187,428	125,021	1,312,449
Net reserves, at fair value, of acquired entities	161,886	-	161,886	-	-	-
Incurred related to:
Current year	239,210	28,827	268,037	229,994	24,531	254,525
Prior years unfavorable/(favorable) development	72	6,571	6,643	13,256	(288)	12,968
Total incurred	239,282	35,398	274,680	243,250	24,243	267,493
Paid related to:
Current year	103,324	17,721	121,045	79,504	17,428	96,932
Prior years	171,026	707	171,733	158,829	12,123	170,952
Total paid	274,350	18,428	292,778	238,333	29,551	267,884
Net balance at end of period	1,442,297	100,372	1,542,669	1,192,345	119,713	1,312,058
Add reinsurance recoverables on unpaid losses	859,634	27,554	887,188	262,476	22,905	285,381
Balance at March 31,	$2,301,931	$127,926	$2,429,857	$1,454,821	$142,618	$1,597,439

Incurred losses and LAE for the three months ended March 31, 2013 attributable to events of prior years were $6.6 million including the Reciprocal Exchanges and $0.1 million excluding the Reciprocal Exchanges.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 65.3% and 63.7% for the three months ended March 31, 2013 and 2012, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 63.1% and 64.2% for the three months ended March 31, 2013 and 2012, respectively.

Prior year development is based upon numerous estimates by line of business and accident year. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

Included in the reserves for the loss and LAE reserves at both March 31, 2013 and December 31, 2012 are $8.4 million of tabular reserve discount for workers’ compensation and excess workers’ compensation claims.

As of March 31, 2013 the Company had $19.1 million of unamortized reserve for risk premium related to the Merger Transaction. The reserve for risk premium is included in unpaid losses and LAE. There was no unamortized reserve for risk premium recorded as of December 31, 2012.

Note 9—Stockholders’ Equity

Shares of Common Stock Issued

As previously discussed in “Note 3 – Merger Transaction”, the Merger Transaction was accounted for as a reverse acquisition with TGI treated as the accounting acquirer. Accordingly, TGI’s historical common stock balance immediately prior to the Merger is the historical common stock of TGI adjusted for the number of shares issued in the Merger Transaction by the Company to TGI shareholders (i.e., TGI’s outstanding shares immediately prior to the Merger Transaction multiplied by the conversion ratio of 1.1330).

Canopius Bermuda had 14,025,737 outstanding common shares outstanding on March 13, 2013 which were sold by Canopius Group to third-party investors in connection with the Merger Transaction.

For the three months ended March 31, 2013, no new common shares were issued as the result of employee stock option exercises. For the three months ended March 31, 2013, 240,293 new common shares were issued after the Merger Transaction as the result of the Company’s restricted stock grants. For the three months ended March 31, 2012, no new common shares were issued as the result of employee stock option exercises and 363,894 new common shares, (adjusted for the 1.1330 conversion ratio), were issued as the result of restricted stock grants.

For the three months ended March 31, 2013, 340,707 shares of common stock were purchased from employees in connection with the vesting of restricted stock issued under the 2008 Long Term Equity Compensation Plan (the “Plan”). For the three months ended March 31, 2012, 109,743 shares of common stock were purchased from employees in connection with the vesting of restricted stock issued under the Plan. The shares were withheld at the direction of employees as permitted under the Plan in order to pay the expected amount of tax liability owed by the employees from the vesting of those shares. In addition, for the three months ended March 31, 2013, 6,848 shares of common stock were surrendered as a result of restricted stock forfeitures. For the three months ended March 31, 2012, 4,852 shares of common stock were surrendered as a result of restricted stock forfeitures.

In connection with the Merger Transaction, all Treasury shares held by TGI were cancelled. There were no Treasury shares of the Company held at March 31, 2013.

Dividends Declared

Dividends on common stock of $7.2 million and $7.4 million for the three months ended March 31, 2013 and 2012, respectively, were declared and paid.

On May 7, 2013, the Board of Directors approved a quarterly dividend of $0.165 per share payable on June 21, 2013 to stockholders of record as of June 10, 2013.

The quarterly dividend of $0.165 per share is equivalent to TGI’s historical quarterly dividend of $0.1875 per share adjusted for the conversion ratio of 1.1330 resulting from the Merger Transaction.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 10—Accumulated Other Comprehensive Income

The following table provides a summary of changes in accumulated other comprehensive income, by component, for the three months ended March 31, 2013, with all amounts reflected net of income taxes and noncontrolling interest:

($ in thousands)	Unrealized gains (losses) on available for sale securities	Gains (losses) on cash flow hedges	Cumulative translation adjustments	Total
Balance at December 31, 2012	$88,062	$(5,860)	$1,204	$83,406
Other comprehensive income before reclassifications, net of tax	452	514	(2,347)	(1,381)
Amounts reclassified from accumulated other comprehensive income, net of tax	(4,181)	533	-	(3,648)
Net current period other comprehensive income	(3,729)	1,047	(2,347)	(5,029)
Balance at March 31, 2013	$84,333	$(4,813)	$(1,143)	$78,377

The following provides a summary of the items that have been reclassified from accumulated other comprehensive income to net income in their entirety during the three months ended March 31, 2013, including the line item on the consolidated statement of operations on which the impact is reflected. Unrealized gains (losses) on available for sale securities are reclassified from accumulated other comprehensive income when a security is sold or when a non-credit impairment is recorded. Gains (losses) on cash flow hedges are reclassified from accumulated other comprehensive income when the related hedged item (subordinated debentures floating rate interest payments) are recorded in the statement of operations.

($ in thousands)
Accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive income	Affected line item in the consolidated statement of operations
Unrealized gains (losses) on available for sale securities	$(6,432)	Other net realized investment gains
	2,251	Income tax expense

	$(4,181)	Total net of income taxes

Gains (losses) on cash flow hedges interest rate swaps	$820	Interest expense

	(287)	Income tax expense

	$533	Total net of income taxes

Note 11—Debt

The Company’s borrowings consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility	$70,000	$70,000	$70,000	$70,000
Convertible senior notes	145,412	156,375	144,673	152,063
Subordinated debentures	235,058	236,875	235,058	232,678
Total	$450,470	$463,250	$449,731	$454,741

The fair value of the convertible senior notes are determined utilizing recent transaction prices for these securities between third-party market participants. The fair value of the subordinated debentures are based on discounted cash flow analysis. The significant inputs used for fair value are considered Level 2 in the fair value hierarchy.

Total interest expense incurred, including interest expense on the funds held liabilities, was $7.8 million and $8.6 million for the three months ended March 31, 2013 and 2012, respectively.

Subordinated Debentures

The Company and its wholly-owned subsidiaries have issued trust preferred securities through wholly-owned Delaware statutory business trusts. The trusts use the proceeds of the sale of the trust preferred securities and common securities that the Company

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

acquired from the trusts to purchase junior subordinated debentures from the Company with terms that match the terms of the trust preferred securities. Interest on the junior subordinated debentures and the trust preferred securities is payable quarterly. In some cases, the interest rate is fixed for an initial period of five years after issuance and then floats with changes in the London Interbank Offered Rate (“LIBOR”) and in other cases the interest rate floats with LIBOR without any initial fixed-rate period. As of March 31, 2013, The Company had outstanding par of $235.1 million relating to the subordinated debentures.

Interest Rate Swaps

In October 2010, the Company entered into interest rate swap contracts (the “Swaps”) with $190 million notional value to manage interest costs and cash flows associated with the floating rate subordinated debentures. The Swaps have terms of five years. The Swaps convert the subordinated debentures to rates ranging from 5.1% to 5.9%. As of March 31, 2013 and December 31, 2012, the Swaps had a fair value of $8.2 million and $9.0 million in a liability position, respectively, and are reported in Other Liabilities.

The Company has designated and accounts for the Swaps as cash flow hedges. The Swaps are considered to have no ineffectiveness and changes in their fair values are recorded in accumulated other comprehensive income (“AOCI”), net of tax. For the three months ended March 31, 2013 and 2012, $0.5 million and $0.5 million, respectively, were reclassified from AOCI to interest expense for the effects of the hedges. As of March 31, 2013, the Company had collateral on deposit with the counterparty amounting to $8.3 million pursuant to a Credit Support Annex.

Credit Facility

On April 3, 2013, an increase in borrowing capacity up to $220 million became effective pursuant to the second amendment to the credit agreement and consent by and between TGI and Bank of America, N.A., as administrative agent for the lenders party to the credit agreement, dated as of November 26, 2012, and the limited waiver and amendment agreement, dated as of March 3, 2013. This second amendment and consent also addressed the change in control covenant, which was triggered upon completion of the Merger Transaction. The maturity date and borrowing fees were not changed in this amendment.

TGI may request that the facility be increased by an amount not to exceed $50 million. The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements to maintain certain consolidated net worth, debt to capitalization ratios, minimum risk-based capital and minimum statutory surplus. The credit facility also provides for customary events of default, including failure to pay principal when due, failure to pay interest or fees within three days after becoming due, failure to comply with covenants, any representation or warranty made by TGI or the Company as a guarantor being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the TGI or the Company as guarantor and its material subsidiaries, the occurrence of certain material judgments, or a change in control of the Company, and upon an event of default, the administrative agent (subject to the consent of the requisite percentage of the lenders) may immediately terminate the obligations to make loans and to issue letters of credit, declare the Company’s obligations under the credit facility to become immediately due and payable, and require the Company to deposit in a collateral account cash collateral with a value equal to the then outstanding amount of the aggregate face amount of any outstanding letters of credit. The Company was in compliance with all covenants under the credit facility at March 31, 2013.

The Company had $70.0 million outstanding as of March 31, 2013 and December 31, 2012, respectively. The weighted average interest rate on the amount outstanding as of March 31, 2013 was 2.0%.

Convertible Senior Notes

In September 2010, the Company issued $150.0 million principal amount of 5.0% convertible senior notes (“the Notes”), which mature on September 15, 2014. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2011. The original terms of the Notes allowed Holders to convert their Notes into cash or common shares, at the Company’s option, at any time on or after March 15, 2014 or earlier under certain circumstances determined by: (i) the market price of the Company’s stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate transactions. Upon conversion, the Company intends to settle its obligation either entirely or partially in cash. Upon completion of the merger, the change in control provision of the Indenture was triggered and the Holders were allowed, at their option, to convert their notes into cash or common shares of Tower Group International, Limited. As required by the terms of the Indenture, the Company filed a Fundamental Company Change Notice (“Change Notice”) to the Holders on March 23, 2013.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The Change Notice provided Holders the option to convert the Notes into cash or common shares up to and including April 26, 2013. There were no bonds tendered or converted as a result of the Change Notice filing.

The adjusted conversion rate at March 31, 2013 is 42.2491 shares of common stock per $1,000 principal amount of the Notes (equivalent to a conversion price of $23.67 per share), subject to further adjustment upon the occurrence of certain events, including the following: if Tower issues shares of common stock as a dividend or distribution on shares of the common stock , or if Tower effects a share split or share combination; if Tower issues to all or substantially all holders of common stock any rights, options or warrants entitling them, for a period of not more than 45 calendar days after the announcement date of such issuance, to subscribe for or purchase shares of the common stock at a price per share that is less than the average of the last reported sales price of the common stock for the ten consecutive trading day period ending on the date of announcement of such issuance; if Tower distributes shares of its capital stock, other indebtedness, other assets or property of Tower or rights, options or warrants to acquire capital stock or other securities of Tower, to all or substantially all holders of capital stock; if any cash dividend or distribution is made to all or substantially all holders of the common stock, other than a regular quarterly cash dividend that does not exceed $0.110 per share; if Tower makes a payment in respect of a tender offer or exchange offer for common stock, and the cash and value of any other consideration included in the payment per share of common stock exceeds the last reported sale price of the common stock on the trading day next succeeding the last day on which the tenders or exchange may be made.

As a result of the Merger, it was determined that a fundamental change occurred that would permit the debt holders to tender their bonds to the Company at par plus any accrued and unpaid interest or to convert such debt. Notice of the fundamental change was sent to the debt holders on March 22, 2013, and such notice permitted the debt holders to redeem or convert the securities until April 26, 2013. There were no bonds tendered or converted as a result of the fundamental change.

The proceeds from the issuance of the Notes were allocated to the liability component and the embedded conversion option, or equity component. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). After considering the contractual interest payments and amortization of the original issue discount, the Notes’ effective interest rate is 7.2%. Transaction costs of $0.4 million associated with the equity component were netted with the equity component in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $2.9 million for the three months ended March 31, 2013.

The following table shows the amounts recorded for the Notes as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
($ in thousands)	2013	2012
Liability component
Outstanding principal	$150,000	$150,000
Unamortized OID	(4,588)	(5,327)
Liability component	145,412	144,673
Equity component, net of tax	$7,469	$7,469

To the extent the market value per share of the Company’s common stock exceeds the conversion price, the Company will use the “treasury stock” method in calculating the dilutive effect on earnings per share.

Convertible Senior Notes Hedge and Warrant Transactions

In connection with the offering of the Notes, the Company also entered into convertible senior notes hedge transactions (the “Note Hedges” or “purchased call options”) and warrant transactions (the “Warrants”) with respect to its common stock with financial institutions. The Note Hedges and Warrants were intended generally to reduce the potential dilution of the Company’s common stock and to offset potential cash payments in excess of the principal of the Notes upon conversion. The Note Hedges and Warrants were separate transactions, entered into by the Company with the financial institutions, and were not part of the terms of the Notes.

In March 2013, as a result of the Merger Transaction, the Company terminated the Note Hedges and Warrants. The Company received $2.4 million and paid $1.0 to terminate the Note Hedges and Warrants, respectively. The effects of the terminations and an associated tax adjustment of $0.8 million were recorded directly to paid-in-capital in stockholders’ equity.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 12—Stock Based Compensation

2008 Long-Term Equity Compensation Plan (“2008 LTEP”)

In 2008, the Company’s Board of Directors adopted and its stockholders approved the 2008 LTEP, which amended and revised the 2004 Long-Term Equity Compensation Plan.

The 2008 LTEP provides for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), stock appreciation rights (“SARs”), restricted stock and restricted stock unit awards, performance shares and other cash or share-based awards. The maximum amount of share-based awards authorized is 2,325,446 of which 28,216 are available for future grants as of March 31, 2013.

2013 Long-Term Incentive Plan (“2013 LTIP”)

The Compensation Committee of the Board of Directors has established, beginning in 2013 and subject to stockholder approval, a new Long Term Incentive Plan (the “2013 LTIP”), to replace the Company’s existing 2008 Long Term Equity Compensation Plan.

Restricted Stock

The following table provides an analysis of restricted stock activity for the three months ended March 31, 2013 and 2012 (historical share counts and fair values have been adjusted for the 1.1330 share conversion ratio, as discussed more fully in “Note 3 – Merger Transaction”):

	Three Months Ended March 31,
	2013		2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1	1,015,902	$20.19	1,120,091	$20.69
Granted	240,293	18.08	363,894	20.37
Vested	(950,773)	20.44	(428,687)	21.08
Forfeitures	(6,848)	20.51	(4,852)	20.80
Outstanding, March 31,	298,574	$17.67	1,050,446	$20.38

On March 13, 2013, 525,548 shares vested as a result of the Merger Transaction.

Stock Options

The following table provides an analysis of stock option activity for the three months ended March 31, 2013 and 2012 (historical share counts and fair values have been adjusted for the 1.1330 share conversion ratio, as discussed more fully in “Note 3 – Merger Transaction”):

	Three Months Ended March 31,
	2013		2012
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, January 1	969,307	$17.78	969,312	$17.78
Exercised	-	-	-	-
Forfeitures and expirations	-	-	-	-
Outstanding, March 31	969,307	$17.78	969,312	$17.78
Exercisable, March 31	969,307	$17.78	969,312	$17.78

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Stock Based Compensation Expense

The following table provides an analysis of stock based compensation expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
($ in thousands)	2013	2012
Restricted stock
Expense, net of tax	$7,982	$1,464
Value of shares vested	9,485	5,622
Value of unvested shares	5,509	20,796
Stock options
Intrinsic value of outstanding options	1,149	2,704
Intrinsic value of vested outstanding options	1,149	2,704
Unrecognized compensation expense
Unvested restricted stock, net of tax	5,509	12,791
Weighted average years over which expense will be recognized	3.9	2.8

Note 13—Income Taxes

Under current Bermuda Law the Company is not required to pay any taxes on Bermuda based income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event of such taxes being imposed, the Company will be exempted from taxation until the year 2035 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company’s United States based subsidiaries are subject to federal, state and local taxes, as applicable, on income and capital gains earned by those subsidiaries.

The Company and Tower Reinsurance, Ltd. (“TRL”), its Bermuda reinsurance subsidiary, are deemed to have permanent establishments in Bermuda. The Bermuda companies have not and do not expect to conduct business that is through a permanent establishment in the U.S. All transactions between Tower’s U.S. based subsidiaries and the Bermuda companies are subject to transfer pricing rules. The Company has executed certain reinsurance treaties and service agreements between its U.S. based subsidiaries and TRL and management believes these arrangements to be conducted at current market rates and in accordance with transfer pricing rules.

Income (loss) before income tax and income tax expense (benefit) by taxing jurisdiction are presented in the table below for the three months ended March 31, 2013 and 2012, respectively:

	March 31, 2013				March 31, 2012
	U.S.				U.S.
($ in thousands)	Tower	Reciprocal	Non - U.S.	Total	Tower	Reciprocal	Total
Income (loss) before income tax	$(13,339)	$(11,281)	$26,760	$2,140	$27,773	$3,628	$31,401
Income tax expense (benefit)	$(1,673)	$-	$-	$(1,673)	$8,607	$617	$9,224
Effective tax rate	12.5%	-	-	-78.2%	31.0%	17.0%	29.4%

The Company calculates an estimated annual effective tax rate on its U.S. taxed subsidiaries. Tower U.S. Company’s annualized effective tax rate differs from the U.S. statutory rate due to costs associated with tax exempt interest and dividends received deductions. For interim reporting purposes, Tower U.S. has calculated its effective tax rate for the full year of 2013 by adjusting for discrete items related to the Tower-Canopius merger transaction. Accordingly, Tower U.S. Company’s effective tax rate for the three months ended March 31, 2013 is 12.5%. The Reciprocal Exchange entities’ effective tax rate for the three months ended March 31, 2013 is zero due to a full valuation allowance.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions.

Note 14—Earnings per Share

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the computation of the earnings per share (historical earnings per share amounts have been adjusted for the 1.1330 share conversion ratio, as discussed more fully in “Note 3 – Merger Transaction”):

	Three Months Ended March 31,
(in thousands, except per share amounts)	2013	2012
Numerator
Net income attributable to Tower Group International, Ltd.	$15,094	$19,166
Denominator
Weighted average common shares outstanding	45,912	44,451
Effect of dilutive securities:
Stock options	72	84
Weighted average common and potential dilutive shares outstanding	45,984	44,535
Earnings per share attributable to Tower stockholders - basic
Common stock:
Distributed earnings	$0.17	$0.17
Undistributed earnings	0.16	0.26
Total - basic	0.33	0.43
Earnings per share attributable to Tower stockholders - diluted	$0.33	$0.43

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For the three months ended March 31, 2013 and 2012 190,500 and, 188,900, respectively, options to purchase Company shares were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price.

Note 15—Segment Information

The accounting policies of the segments are the same as those described in TGI’s summary of significant accounting policies in its Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2012.

The Company is currently re-evaluating its internal reporting structure due to the recently completed Merger Transaction, the result of which may require changes to its segment reporting. Until this re-evaluation is completed, the Company’s operations, including those acquired in connection with the Merger Transaction, continue to be reported within its three business segments, Commercial Insurance, Personal Insurance and Insurance Services.

The Personal Insurance segment includes revenues and expenses associated with the Reciprocal Exchanges, including fees paid to Tower for underwriting, claims, investment management and other services provided pursuant to management services agreements with the Reciprocal Exchanges. The Insurance Services segment reports revenues earned by Tower from the Reciprocal Exchanges as management fee income, which is calculated as a percentage of the Reciprocal Exchanges’ gross written premiums. The effects of these management services agreements between Tower and the Reciprocal Exchanges are eliminated in consolidation to derive consolidated net income. However, the management fee income is reported in net income attributable to Tower Group International, Ltd. and included in basic and diluted earnings per share.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Business segment results are as follows:

	Three Months Ended March 31,
($ in thousands)	2013	2012
Commercial Insurance Segment
Revenues
Premiums earned	$306,325	$297,835
Ceding commission revenue	3,287	10
Policy billing fees	1,370	1,513
Total revenues	310,982	299,358
Expenses
Loss and loss adjustment expenses	195,311	201,438
Underwriting expenses	112,032	103,142
Total expenses	307,343	304,580

Underwriting profit (loss)	$3,639	$(5,222)

Personal Insurance Segment
Revenues
Premiums earned	$114,161	$122,323
Ceding commission revenue	10,864	5,153
Policy billing fees	1,780	1,621
Total revenues	126,805	129,097
Expenses
Loss and loss adjustment expenses	79,369	66,055
Underwriting expenses	60,230	53,852
Total expenses	139,599	119,907

Underwriting profit (loss)	$(12,794)	$9,190
Tower	$(167)	$9,438
Reciprocal Exchanges	(12,627)	(248)
Total underwriting profit (loss)	$(12,794)	$9,190

Insurance Services Segment
Revenues
Management fee income	$7,161	$6,862
Other revenue	128	497
Total revenues	7,289	7,359
Expenses
Other expenses	4,621	4,463
Total expenses	4,621	4,463

Insurance services pretax income	$2,668	$2,896

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table reconciles revenue by segment to consolidated revenues:

	Three Months Ended March 31,
($ in thousands)	2013	2012
Commercial insurance segment	$310,982	$299,358
Personal insurance segment	126,805	129,097
Insurance services segment	7,289	7,359
Total segment revenues	445,076	435,814
Elimination of management fee income	(7,161)	(6,862)
Net investment income	30,317	33,943
Net realized gains (losses) on investments, including other-than-temporary impairments	7,051	3,328
Consolidated revenues	$475,283	$466,223

The following table reconciles the results of the Company’s individual segments to consolidated income before income taxes:

	Three Months Ended March 31,
($ in thousands)	2013	2012
Commercial insurance segment underwriting profit (loss)	$3,639	$(5,222)
Personal insurance segment underwriting profit (loss)	(12,794)	9,190
Insurance services segment pretax income	2,668	2,896
Net investment income	30,317	33,943
Net realized gains on investments, including other-than-temporary impairments	7,051	3,328
Corporate expenses	(3,069)	(2,861)
Acquisition-related transaction costs	(19,056)	(1,262)
Interest expense	(7,808)	(8,611)
Other income	1,192	-
Income before income taxes	$2,140	$31,401

Note 16—Contingencies

Legal Proceedings

From time to time, the Company is involved in various legal proceedings in the ordinary course of business. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on its business, results of operations or financial condition.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 17—Subsequent Events

Share Repurchase Program

As part of Tower’s capital management strategy, Tower’s Board of Directors approved on May 7, 2013 a $50 million share repurchase program. Purchases will be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations.

TGI’s previously approved share repurchase program expired in March 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note on Forward-Looking Statements

Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Form 10-Q may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and to the insurance sector in general. Statements that include the words “outlook,” “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “could,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the Federal securities laws or otherwise.

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

•

changes in regulations or laws applicable to us, our subsidiaries, brokers or customers, including regulatory limitations and restrictions on the declaration and payment of dividends and capital adequacy standards;

•	changes in acceptance of our products and services, including new products and services;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	changes in the percentage of our premiums written that we cede to reinsurers;

•	decreased demand for our insurance or reinsurance products;

•	loss of the services of any of our executive officers or other key personnel;

•	the effects of mergers, acquisitions or divestitures;

•	changes in rating agency policies or practices;

•	changes in our financial strength or credit ratings could impact the cost of, and our ability to obtain, capital or our ability to attract and retain customers;

•	changes in legal theories of liability under our insurance policies;

•	changes in accounting policies or practices;

•	risks and uncertainties associated with technology, data security or outsourced services that could negatively impact our ability to conduct our business or adversely impact our reputation;

•	changes in general economic conditions, including inflation, interest rates and other factors which could impact our performance and the performance of our investment portfolio;

•	disruptions in Tower’s business arising from the integration of acquired businesses into Tower and the anticipation of potential or pending acquisitions or mergers; and

•	currently pending or future litigation or governmental proceedings.

•	a lack of opportunities to increase writings in Tower’s reinsurance lines of business and in specific areas of the reinsurance market;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	declining demand for reinsurance due to increased retentions by cedents and other factors; and

•	the Bermudian regulatory system, and potential changes thereto.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist readers in understanding the interim consolidated results of operations and financial condition of Tower Group International, Ltd. and its subsidiaries (the “Company” or “Tower”) and should be read in conjunction with the interim consolidated financial statements and notes thereto included under Part I, Item 1 of this Form 10-Q, as well as the MD&A contained in Tower Group, Inc.’s (“TGI’s”) Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 13, 2013. References to “we,” “our,” “us” or similar terms refer to the business of Tower.

Tower is a global, diversified insurance company that offers a broad range of commercial, specialty and personal property and casualty insurance products and services through its subsidiaries to businesses in various industries and to individuals. On March 13, 2013, the Company and TGI completed a merger transaction under which the Company, formerly known as Canopius Holdings Bermuda Limited, was re-named Tower Group International, Ltd. and became the ultimate parent company of TGI (“Merger Transaction”). The Merger Transaction was accounted for as a reverse acquisition, under which TGI was identified and treated as the accounting acquirer. As such, the Company’s unaudited historical consolidated financial statements include the accounts and operations of TGI and its insurance subsidiaries, managing general agencies and management companies as its historical financial statements, with the results of Tower Group International, Ltd., as accounting acquiree, also being included from March 13, 2013 forward. In connection with the Merger Transaction, we now have an international platform with access to the U.S., Bermuda and the Lloyd’s of London (“Lloyd’s”) markets. See further discussion under “Merger Transaction” below and in “Note 3 – Merger Transaction” to the consolidated financial statements included under Part I, Item 1 of this Form 10-Q.

We provide coverage for many different market sectors, including non-standard risks that do not fit the underwriting criteria of standard risk carriers due to factors such as type of business, location and premium per policy. We provide these products both an admitted and excess and surplus (“E&S”) basis. Effective with the Merger Transaction, we have retained a net economic interest in the 2010, 2011 and 2012 underwriting years of account of Lloyd’s Syndicate 4444 in the form of participation via quota share reinsurance arrangements for each year. Syndicate 4444 underwrites a number of risks globally including those pertaining to certain open market commercial, marine and energy and other specialty property and casualty exposures.

We are currently re-evaluating our internal reporting structure due to the recently completed Merger Transaction, the results of which may require a change to our segment reporting. Until this re-evaluation is completed, our operations, including those acquired in connection with the Merger Transaction, continue to be reported within our three business segments: Commercial Insurance, Personal Insurance and Insurance Services. Each of these segments is described below.

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

Highlights

2013 First Quarter Consolidated Results of Operations

•	Net income attributable to Tower Group International, Ltd. of $15.1 million, or $0.33 per share basic and diluted

•	Net earned premium of $420.5 million

•	Net investment income of $30.3 million

•	Operating cash outflows of ($53.1) million

Merger Transaction

On August 20, 2012, TGI closed on its previously announced $74.9 million acquisition of a 10.7% stake in Canopius Group Limited (“Canopius Group”), a privately owned Lloyd’s insurance holding company domiciled in Guernsey, Channel Islands. In connection with this acquisition, which was agreed to on April 25, 2012, TGI also entered into an agreement dated April 25, 2012 (the “Master Transaction Agreement”) under which Canopius Group committed to assist TGI with the establishment of a presence at Lloyd’s of London through a special purpose syndicate (“SPS Transaction Right and Acquisition Right”) (subject to required approvals) and granted TGI an option (the “Merger Option”) to combine with Canopius Bermuda. On July 30, 2012, TGI announced that it had exercised the Merger Option and executed an Agreement and Plan of Merger (the “Original Merger Agreement”) with Canopius Bermuda pursuant to which a wholly-owned subsidiary of Canopius Bermuda would acquire all of TGI’s common stock. TGI paid Canopius Group a fee of $1,000,000 to exercise the Merger Option. On November 8, 2012, the Original Merger Agreement was amended by Amendment No. 1 to the Agreement and Plan of Merger to reflect changes to the merger consideration to be received by TGI stockholders (the Original Merger Agreement as so amended, the “Merger Agreement”).

Prior to the Merger Transaction date, Canopius Group priced on March 6, 2013, a private sale of 100% of the shares of Canopius Bermuda to third party investors for net consideration for $205,862,755. This investment resulted in 14,025,737 shares being issued in the private placement immediately preceding the Merger.

On March 13, 2013, Canopius Bermuda and TGI consummated the Merger Transaction contemplated by Merger Agreement, Canopius Bermuda was re-named Tower Group International, Ltd. and became the ultimate parent company of TGI, with TGI becoming its indirect wholly-owned subsidiary. Pursuant to the terms of the Merger Agreement, among other things, (i) 100% of the issued and outstanding shares of TGI common stock was cancelled and automatically converted into the right to receive 1.1330 common shares of the Company, par value $0.01 per share (the “ Common Shares”), (ii) each outstanding option to acquire TGI common stock, whether vested or unvested and whether granted under TGI’s 2008 Long-Term Equity Compensation Plan or otherwise, automatically vested, free of any forfeiture conditions, and constituted a fully vested option to acquire that number of Common Shares (rounded down to the nearest whole number) equal to the number of shares of TGI common stock subject to such option multiplied by 1.1330, on the same terms and conditions (other than vesting and performance conditions) as were applicable to such TGI stock option immediately prior to the Merger Transaction , with the exercise price of such option adjusted to be the original exercise price divided by 1.1330, and (iii) substantially all issued and outstanding shares of TGI restricted stock, whether granted under TGI’s 2008 Long-Term Equity Compensation Plan or otherwise, automatically vested, free of any forfeiture conditions, and was converted into the right to receive, as soon as reasonably practicable after the effective time, 1.1330 Common Shares.

Immediately after giving effect to the issuance of Common Shares to the former TGI stockholders in the Merger Transaction, approximately 57,432,150 Common Shares were outstanding, of which 76% was held by the former TGI stockholders. The remaining 24% of Common Shares outstanding immediately after giving effect to the Merger Transaction was held by third party investors. As the Company is the successor issuer to TGI, succeeding to the attributes of TGI as registrant, including TGI’s SEC file number, its Common Shares trade on the same exchange, the NASDAQ Global Select Market, and under the same trading symbol, “TWGP,” that the shares of TGI common stock traded on and under prior to the Merger Transaction.

The Merger Transaction is expected to advance our strategy and create a more efficient global, diversified specialty insurance company consisting of commercial, specialty and personal lines, reinsurance and international specialty products. In addition, the establishment of a Bermuda domicile will provide us with an international platform through which to access the U.S., Bermuda and Lloyd’s markets.

Operating Income

Operating income excludes realized gains and losses and acquisition-related transaction costs, net of tax. This is a common performance measurement for property and casualty insurance companies and we believe its use enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business separately from our investment results and merger and acquisition expenses. Additionally, this measure is a key internal management performance standard. Operating income should not be considered a substitute for net income, which reflects the overall profitability of the business on a GAAP basis.

The following table provides a reconciliation of operating income to its most directly comparable GAAP measure, net income attributable to Tower Group International, Ltd. Operating income is used to calculate operating earnings per share and operating return on average equity:

	Three Months Ended March 31,
($ in thousands)	2013	2012
Operating income	$25,872	$20,618
Net realized gains (losses) on investments, excluding gains (losses) attributable to Reciprocal Exchanges	6,433	(648)
Acquisition-related transaction costs	(19,056)	(1,262)
Income tax	1,845	458
Net income attributable to Tower Group International, Ltd.	$15,094	$19,166

Critical Accounting Estimates

As of March 31, 2013, there were no material changes to our critical accounting estimates; refer to TGI’s Amendment No. 1 to its 2012 Annual Report on Form 10-K for a complete discussion of critical accounting estimates.

Critical Accounting Policies and New Accounting Standards Not Yet Adopted

See “Note 2—Accounting Policies and Basis of Presentation” for information related to our significant accounting policies, including details of policies that were adopted during the three months ended March 31, 2013.

Consolidating Supplemental Information

The following tables present the consolidating financial statements as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012:

	March 31, 2013
($ in thousands)	Tower	Reciprocal Exchanges	Eliminations	Total
Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$2,137,108	$270,964	$-	$2,408,072
Equity securities	139,794	2,914	-	142,708
Short-term investments	28,822	-	-	28,822
Other invested assets	136,141	-	(77,200)	58,941
Total investments	2,441,865	273,878	(77,200)	2,638,543
Cash and cash equivalents	224,342	5,604	-	229,946
Investment income receivable	45,090	2,768	(18,368)	29,490
Investment in unconsolidated affiliate	68,411	-	-	68,411
Premiums receivable	374,506	45,945	(2,290)	418,161
Reinsurance recoverable on paid losses	43,755	6,957	(1,044)	49,668
Reinsurance recoverable on unpaid losses	859,635	30,681	(3,128)	887,188
Prepaid reinsurance premiums	215,757	22,439	(4,015)	234,181
Deferred acquisition costs, net	189,204	9,933	-	199,137
Intangible assets	97,825	6,725	-	104,550
Goodwill	269,589	-	-	269,589
Funds held by reinsured companies	829,659	-	-	829,659
Other assets	444,925	1,783	(16,600)	430,108
Total assets	$6,104,563	$406,713	$(122,645)	$6,388,631
Liabilities
Loss and loss adjustment expenses	$2,301,931	$131,054	$(3,128)	$2,429,857
Unearned premium	1,023,060	103,977	(4,015)	1,123,022
Reinsurance balances payable	33,493	9,068	(3,334)	39,227
Funds held under reinsurance agreements	634,080	-	-	634,080
Other liabilities	451,996	46,475	(35,168)	463,303
Deferred income taxes	9,859	19,818	-	29,677
Debt	450,470	77,000	(77,000)	450,470
Total liabilities	4,904,889	387,392	(122,645)	5,169,636
Stockholders’ equity
Common stock	574	-	-	574
Paid-in-capital	812,156	27,238	(27,238)	812,156
Accumulated other comprehensive income	78,377	13,856	(13,856)	78,377
Retained earnings	306,192	(21,773)	21,773	306,192
Noncontrolling interests	2,375	-	19,321	21,696
Total stockholders’ equity	1,199,674	19,321	-	1,218,995
Total liabilities and stockholders’ equity	$6,104,563	$406,713	$(122,645)	$6,388,631

	December 31, 2012
($ in thousands)	Tower	Reciprocal Exchanges	Eliminations	Total
Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$2,065,148	$280,563	$-	$2,345,711
Equity securities	140,695	5,563	-	146,258
Short-term investments	4,750	-	-	4,750
Other invested assets	134,986	-	(77,200)	57,786
Total investments	2,345,579	286,126	(77,200)	2,554,505
Cash and cash equivalents	90,511	9,782	-	100,293
Investment income receivable	39,439	2,610	(16,717)	25,332
Investment in unconsolidated affiliate	70,830	-	-	70,830
Premiums receivable	377,827	47,031	(2,746)	422,112
Reinsurance recoverable on paid losses	16,927	2,503	(1,821)	17,609
Reinsurance recoverable on unpaid losses	443,803	55,839	(3,450)	496,192
Prepaid reinsurance premiums	46,120	21,143	(3,340)	63,923
Deferred acquisition costs, net	169,577	11,364	-	180,941
Intangible assets	99,914	6,854	-	106,768
Goodwill	241,458	-	-	241,458
Funds held by reinsured companies	137,545	-	-	137,545
Other assets	349,490	1,868	(19,852)	331,506
Total assets	$4,429,020	$445,120	$(125,126)	$4,749,014
Liabilities
Loss and loss adjustment expenses	$1,759,282	$139,241	$(3,450)	$1,895,073
Unearned premium	817,643	106,556	(3,340)	920,859
Reinsurance balances payable	33,590	11,546	(4,567)	40,569
Funds held under reinsurance agreements	98,081	500	-	98,581
Other liabilities	271,185	57,823	(36,769)	292,239
Deferred income taxes	16,671	19,793	-	36,464
Debt	449,731	77,000	(77,000)	449,731
Total liabilities	3,446,183	412,459	(125,126)	3,733,516
Stockholders’ equity

Common stock	530	-	-	530
Treasury stock	(181,435)	-	-	(181,435)
Paid-in-capital	780,036	9,400	(9,400)	780,036
Accumulated other comprehensive income	83,406	15,525	(15,525)	83,406
Retained earnings	298,299	7,736	(7,736)	298,299
Noncontrolling interests	2,001	-	32,661	34,662
Total stockholders’ equity	982,837	32,661	-	1,015,498
Total liabilities and stockholders’ equity	$4,429,020	$445,120	$(125,126)	$4,749,014

	Three Months Ended March 31,
	2013				2012
($ in thousands)	Tower	Reciprocal Exchanges	Elimina- tions	Total	Tower	Reciprocal Exchanges	Elimina- tions	Total
Net premiums written	$415,265	$37,126	$-	$452,391	$387,591	$38,093	$-	$425,684
Revenues
Net premiums earned	$379,484	$41,002	$-	$420,486	$378,669	$41,489	$-	$420,158
Ceding commission revenue	12,453	2,991	(1,293)	14,151	2,078	3,085	-	5,163
Insurance services revenue	7,289	-	(7,161)	128	7,359	-	(6,862)	497
Policy billing fees	2,847	303	-	3,150	3,002	132	-	3,134
Net investment income	29,584	2,380	(1,647)	30,317	32,257	3,349	(1,663)	33,943
Total net realized investment gains
(losses)	6,433	618	-	7,051	1,138	2,190	-	3,328
Total revenues	438,090	47,294	(10,101)	475,283	424,503	50,245	(8,525)	466,223
Expenses
Loss and loss adjustment expenses	239,282	35,398	-	274,680	243,249	24,244	-	267,493
Commission expense	81,389	8,302	(1,293)	88,398	72,612	7,773	-	80,385
Other operating expenses	78,331	13,223	(7,161)	84,393	70,996	12,937	(6,862)	77,071
Acquisition-related transaction costs	19,056	-	-	19,056	1,262	-	-	1,262
Interest expense	7,803	1,652	(1,647)	7,808	8,611	1,663	(1,663)	8,611
Total expenses	425,861	58,575	(10,101)	474,335	396,730	46,617	(8,525)	434,822
Other income (expense)
Equity in income (loss) of unconsolidated affiliate	1,192	-	-	1,192	-	-	-	-
Income (loss) before income taxes	13,421	(11,281)	-	2,140	27,773	3,628	-	31,401
Income tax expense (benefit)	(1,673)	-	-	(1,673)	8,607	617	-	9,224
Net income (loss)	$15,094	$(11,281)	$-	$3,813	$19,166	$3,011	$-	$22,177

Ratios
Net calendar year loss and LAE	63.1%	86.3%		65.3%	64.2%	58.4%		63.7%
Net underwriting expenses	36.0%	44.5%		36.9%	34.6%	42.2%		35.5%
Net Combined	99.1%	130.8%		102.2%	98.8%	100.6%		99.2%

Return on Average Equity	5.7%				7.4%

Consolidated Results of Operations

Our results of operations are discussed below in two parts, consolidated results of operations and the results of each of our three segments.

Consolidated Results of Operations for the Three Months Ended March 31, 2013 and 2012

Total revenues. Total revenues increased by $9.1 million or 1.9 % for the three months ended March 31, 2013 compared to the same period in 2012. The increase is mostly attributable to an increase in assumed reinsurance business, ceding commission revenue and realized capital gains offset in part by increased reinsurance cessions in the personal lines and commercial segments and by lower investment income.

Premiums earned. Gross premiums earned for the three months ended March 31, 2013 were $489.3 million and $463.1 million for the same period in 2012. The increase of $26.2 million or 5.7 % for the three months ended March 31, 2013 is mainly due to assumed earned premium growth of $28.4 million.

Ceded premiums earned increased $25.8 million to $68.8 million for the three months ended March 31, 2013 from $43.0 million in 2012, mostly due to an increase in reinsurance protection purchased to reduce exposure concentrated in the Northeast. The Company reinsures its program business through quota share treaties and purchases excess per risk and catastrophe reinsurance for all property lines.

Overall, net premiums earned were consistent for the three months ended March 31, 2013 compared to the same period in 2012.

Commission and fee income. Commission and fee income, comprised of ceding commission revenue, insurance services revenue and policy billing fees, increased by $8.6 million to $17.4 million in the three months ended March 31, 2013 compared to the same period in 2012. The increase is due to greater commission revenue from increased reinsurance cessions.

Net investment income and net realized gains (losses). For the three months ended March 31, 2013, net investment income decreased $3.6 million or 10.7% compared to the same period in 2012 primarily due to lower reinvestment rates.

Operating cash invested in fixed income securities in 2013 and in 2012 has been affected by an extended low interest rate environment. Investments in high-yield securities and dividend paying equity securities continue to be made to help maintain overall portfolio yield and to partially mitigate the impact of the lower interest rate environment. The tax equivalent yield at amortized cost was 4.1% at March 31, 2013 compared to 4.7% at March 31, 2012.

For the three months ended March 31, 2013 and 2012, OTTI losses of $0.5 million and $3.0 million were recorded in net income. Net realized investment gains for the three months ended March 31, 2013 and 2012 were $7.5 million and $6.3 million, respectively. These gains and losses are a function of individual securities selected for sale when cash needs arise in the ordinary course of business or when market dictates disposals pursuant to our investment policy.

Loss and loss adjustment expenses. The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 65.3% and 63.7% for the three months ended March 31, 2013 and 2012, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 63.1% and 64.2% for the three months ended March 31, 2013 and 2012, respectively. The Reciprocal Exchanges’ net loss ratio was 86.3% and 58.4% for the three months ended March 31, 2013 and 2012, respectively.

Incurred losses and LAE for the three months ended March 31, 2013 attributable to insured events of prior years were unfavorable by $6.6 million. Excluding the Reciprocal Exchanges, the incurred losses and LAE from prior accident years were $0.1 million. Excluding the Reciprocal Exchanges, there was net adverse loss development of $3.8 million in the Commercial Insurance segment offset by $3.7 million favorable development in the Personal Insurance segment for the three months ended March 31, 2013.

Incurred losses and LAE for the three months ended March 31, 2012 attributable to insured events of prior years were $13.0 million. Excluding the Reciprocal Exchanges, the incurred losses and LAE from prior accident years were $13.3 million. Excluding the Reciprocal Exchanges, there was net adverse loss development of $11.9 million in Commercial Insurance and $1.3 million in Personal Insurance for the three months ended March 31, 2012. During the quarter, our actuaries updated their annual review of loss development factors to reflect loss data observed through December 31, 2011. The unfavorable development in Commercial Insurance arose from changes in estimated ultimate losses for accident years 2010 and prior based on reserve studies completed during the quarter and reported loss development during the three months ended March 31, 2012. The majority of these changes arose from updated loss development factors affecting reserve estimates for discontinued program business in the workers compensation, other liability and auto liability lines. There was also higher than expected loss development in program business during the three months ended March 31, 2012. The unfavorable development in Personal Insurance was mostly from Automobile Physical Damage and attributable to accident year 2011.

Commission and Operating expenses. Operating expenses, which include direct and ceding commission expenses and other operating expenses, were $172.8 million for the three months ended March 31, 2013, an increase of 9.7% compared to the same period in the prior year. This increase is primarily due to: (i) greater commission expense related to increased business production, and a change in business mix with a greater proportion of production from assumed premiums written which have a higher commission rate compared to direct premiums written, and (ii) an increase in operating expenses related to improving information technology systems and infrastructure to support growth.

The consolidated gross underwriting expense ratio increased to 34.6% for the three months ended March 31, 2013 from 33.2% in the same period in 2012. The commission portion of the gross underwriting expense ratio increased to 18.1% for the three month period March 31, 2013 compared to 17.4% in 2012. The gross other underwriting expense (“OUE”) ratio was 16.5% for the three months ended March 31, 2013 compared to 15.9% in the prior year.

Acquisition-related transaction costs. Acquisition-related transaction costs were $19.1 million for the three months ended March 31, 2013, compared to $1.3 million in the same period of prior year. Acquisition-related transaction costs consists primarily of compensation related expenses and legal and other professional fees. Acquisition-related transaction costs include $11.4 million in compensation expenses (of which vesting acceleration of restricted stock was $10.3 million) and costs of $6.4 million in legal and other professional fees, related to the Merger Transaction, which closed on March 13, 2013, as described in “Note 3 – Merger Transaction”.

Interest expense. Interest expense decreased by $0.8 million to $7.8 million for the three months ended March 31, 2013, compared to the same period in 2012. The decline is mainly due to a portion of our debt instruments converting from a fixed rate to a lower floating rate.

Income tax expense. Tower uses the effective tax rate method in computing its interim tax provision. The Company’s income tax provision resulted in an effective tax rate on U.S. income before taxes including the Reciprocal Exchanges of 6.8%. Such rate was reduced in the first quarter by the decrease in U.S. sourced pre-tax operating income and by the Company’s acquisition related transaction costs associated with the Merger Transaction. In addition, a full valuation allowance is recorded on the Reciprocal Exchanges and no income tax benefit was recognized on their first quarter 2013 pre-tax losses. Excluding the Reciprocal Exchanges, Tower’s U.S. based income had an effective tax rate of 12.5% in the first quarter 2013.

The Company had a tax rate of 29.4% for the three months ended March 31, 2012, all of which pertained to its U.S. business.

Net income and return on average equity. Net income attributable to Tower Group International, Ltd. and annualized return on average equity were $15.1 million and 5.7% for the three months ended March 31, 2013 compared to $19.2 million and annualized return on average equity of 7.4% for the same period in 2012. The return on average equity is calculated by dividing annualized net income by average stockholders’ equity. Average stockholders’ equity was $1,059.8 million and $1,044.4 million at March 31, 2013 and 2012, respectively. The decrease in net income and annualized return on equity for the three months ended March 31, 2013 is primarily due to higher commission and other operating expenses and acquisition-related transaction costs offset by higher commission income. In addition, in 2013 the Company recorded of out-of-period adjustments that originated in 2012. These adjustments increased net income $1.1 million in the three months ended March 31, 2013, and have been reported within Expenses and Other income in the statement of operations.

Commercial Insurance Segment Results of Operations

	Three Months Ended March 31.
($ in thousands)	2013	2012	Change	Percent
Net premiums written	$377,458	$320,205	$57,253	17.9%
Revenues
Net premiums earned	$306,325	$297,835	$8,490	2.9%
Ceding commission revenue	3,287	10	3,277	32770.0%
Policy billing fees	1,370	1,513	(143)	-9.5%
Total revenue	310,982	299,358	11,624	3.9%
Expenses
Net loss and loss adjustment expenses	195,311	201,438	(6,127)	-3.0%
Underwriting expenses
Direct commission expenses	62,844	56,130	6,714	12.0%
Other underwriting expenses	49,188	47,012	2,176	4.6%
Total underwriting expenses	112,032	103,142	8,890	8.6%
Underwriting profit (loss)	$3,639	$(5,222)	$8,861	-169.7%

Ratios
Net calendar year loss and LAE	63.8%	67.6%
Net underwriting expenses	35.1%	34.1%
Total GAAP Combined	98.9%	101.7%

Commercial Insurance Segment Results of Operations for the Three Months Ended March 31, 2013 and 2012

Premiums. Gross premiums written for the three months ended March 31, 2013 were $406.5 million compared to $337.0 million during the same period in 2012. The increase in the three months ended March 31, 2013 of $69.5 million is primarily attributable to our growth in assumed business of $56.8 million. Gross premiums earned were $331.7 million for the three month period ended March 31, 2013 as compared to $316.0 million during the same period in 2012. The increase in gross premiums earned is a result of the increased writings in our assumed reinsurance over the last twelve months.

Ceded premiums written for the three months ended March 31, 2013 increased to $29.1 million from $16.8 million for the three months ended March 31, 2012. The Company reinsures through quota share treaties premiums written on certain of its program business. In addition, we also purchase excess per risk and catastrophe reinsurance for all property lines. Ceded earned premiums were $25.4 million and $18.2 million for the three month periods ended March 31, 2013 and 2012, respectively. The increase in ceded premiums in 2013 is attributable primarily to increased written premiums on certain program business which is then reinsured through the quota share treaties of which some are risk sharing with the program writers. In addition, the Company’s catastrophe reinsurance premiums increased in 2013 compared to 2012.

Net premiums written for the three months ended March 31, 2013 increased $57.3 million and net premiums earned for the three months ended March 31, 2013 increased $8.5 million compared to the same periods in 2012. These changes are attributed to the gross and ceded premium changes discussed above.

Our renewal retention rate excluding programs was 82.2% for the three months ended March 31, 2013 compared to 77.3% during the same period in 2012. Premiums on renewed commercial business, other than programs, increased 6.4% for the three months ended March 31, 2013 compared to the same period in 2012. Excluding programs, policies-in-force for our commercial business, which is predominantly small business, decreased 0.4% as of March 31, 2013 compared to the same period in 2012.

Ceding commission revenue. Ceding commission revenue increased for the three months ended March 31, 2013 by $3.3 million compared to the same period in 2012. The increase was a result of increased premium on programs with specific quota share reinsurance. We also recognized a change in loss ratio on a prior year’s quota share treaty which reduced ceding commission revenue by $0.5 million during the three month period ended March 31, 2013 compared to $2.7 million during the same period in 2012.

Net loss and loss adjustment expenses. The net calendar year loss ratios were 63.8% and 67.6% for the three months ended March 31, 2013 and 2012, respectively. The accident year loss ratios for the three months ended March 31, 2013 and 2012 were 62.5% and 63.6%, respectively. Estimates of prior accident year loss and loss adjustment expenses increased by $3.8 million for the three months ended March 31, 2013, which was primarily attributed to greater than expected reported loss emergence for commercial automobile liability.

For the three months ended March 31, 2012, we recorded net adverse loss development of $11.9 million as a result of our actuaries updating their annual review of loss development factors to reflect loss data observed through December 31, 2011. The unfavorable development arose from changes in estimated ultimate losses for accident years 2010 and prior based on reserve studies completed during the quarter, and the majority of these changes arose from the updated loss development factors.

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, increased by $8.9 million or 8.6% for the three months ended March 31, 2013, compared to the same period in 2012. The net underwriting expense ratio increased 1.0 percentage points for the three months ended March 31, 2013 from 2012.

The gross underwriting expense ratio was 33.4% for the three months ended March 31, 2013 compared to 32.2% in the same period in 2012. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 18.9% for the three months ended March 31, 2013 compared to 17.8% for the same period in 2012. The increase is primarily due to the assumed reinsurance business which has a higher commission ratio. The OUE ratio, including BB&T, was 14.4% for the three months ended March 31, 2013 compared to 14.4% for the same period in 2012.

Underwriting loss and combined ratio. The net combined ratios were 98.9% for the quarter ended March 31, 2013 compared to 101.7% for the same period in 2012. The improvement in the combined ratio resulted from the decrease in the loss ratio partially offset in a slight increase in the underwriting expense ratio, as described above.

Personal Insurance Segment Results of Operations

	Three Months Ended March 31,
	2013			2012
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Change	Percent
Net premiums written	$37,807	$37,126	$74,933	$67,386	$38,093	$105,479	$(30,546)	-29.0%
Revenues
Net premiums earned	$73,159	$41,002	$114,161	$80,834	$41,489	$122,323	$(8,162)	-6.7%
Ceding commission revenue	9,165	1,699	10,864	2,068	3,085	5,153	5,711	110.8%
Policy billing fees	1,477	303	1,780	1,489	132	1,621	159	9.8%
Total revenue	83,801	43,004	126,805	84,391	44,706	129,097	(2,292)	-1.8%
Expenses
Net loss and loss adjustment expenses	43,971	35,398	79,369	41,811	24,244	66,055	13,314	20.2%
Underwriting expenses
Direct commission expenses	18,544	7,010	25,554	16,481	7,773	24,254	1,300	5.4%
Other underwriting expenses	21,453	13,223	34,676	16,661	12,937	29,598	5,078	17.2%
Total underwriting expenses	39,997	20,233	60,230	33,142	20,710	53,852	6,378	11.8%
Underwriting profit (loss)	$(167)	$(12,627)	$(12,794)	$9,438	$(248)	$9,190	$(21,984)	-239.2%

Ratios
Net calendar year loss and LAE	60.1%	86.3%	69.5%	51.7%	58.4%	54.0%
Net underwriting expenses	40.1%	44.5%	41.7%	36.6%	42.2%	38.5%
Total GAAP Combined	100.2%	130.8%	111.2%	88.3%	100.6%	92.5%

Personal Insurance Segment Results of Operations for the Three Months Ended March 31, 2013 and 2012

Premiums. Gross premiums written for the three months ended March 31, 2013 were $143.9 million compared to $130.3 million in 2012, an increase of $13.6 million, or 10.4%. Gross premiums earned increased $10.5 million to $157.6 million for the three months ended March 31, 2013 from $147.1 million for the same period in the prior year. This increase is primarily attributed to an increase in homeowners business.

Ceded premiums written for the three months ended March 31, 2013 were $69.0 million, an increase of $44.1 million compared to $24.9 million in 2012. The Company reinsures a portion of its homeowners and umbrella business through quota share reinsurance treaties. The Company also purchased catastrophe reinsurance for certain property business. The increase in 2013 is attributable to a new homeowners quota treaty effective January 2013 which included an unearned premium portfolio. Ceded premiums earned increased $18.7 million to $43.5 million for the three months ended March 31, 2013 from $24.8 million for the same period in the prior year.

Net premiums written for the three months ended March 31,2013 decreased $30.5 million compared to the same period in 2012. Net premiums earned for the three months ended March 31, 2013 decreased $8.2 million compared to the same period in 2012. These changes are mainly attributable to the increase in ceded business as a result of the new treaty described above.

Our personal lines renewal retention rate was 90.0% and 87.1% for the three months ended March 31, 2013 and 2012, respectively. Written premiums on renewed business increased by 4.6% during the three months ended March 31, 2013. Policies-in-force increased 2.1% as of March 31, 2013 compared to the same period in 2012.

Ceding commission revenue. Ceding commission revenue increased by $5.7 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was the result of a new homeowner’s quota share reinsurance treaty.

Net loss and loss adjustment expenses. For Personal Insurance, the net calendar year loss ratios were 69.5% and 54.0% for the three months ended March 31, 2013 and 2012, respectively. The accident year loss ratios for the three months ended March 31, 2013 and 2012 were 67.0% and 53.1%, respectively. Estimates of prior accident year loss and loss expenses increased by $2.9 million for the three months ended March 31, 2013.

For Tower personal lines, excluding the Reciprocal Exchanges, the net calendar year loss ratios were 60.1% and 51.7% for the three months ended March 31, 2013 and 2012, respectively. The accident year loss ratios for the three months ended March 31, 2013 and 2012 were 65.2% and 50.1%, respectively. There was net favorable development of $3.7 million for the three months ended March 31, 2013. For the three months ended March 31, 2012, Tower personal lines reported $1.3 million of adverse loss development relating mostly to Automobile Physical Damage.

The Reciprocal Exchanges’ net calendar year loss ratios were 86.3% and 58.4% for the three months ended March 31, 2013 and 2012, respectively. The accident year loss ratios for the three months ended March 31, 2013 and 2012 were 70.3% and 59.1%, respectively. Estimates of prior accident year loss and loss adjustment expenses increased by $6.6 million for the three months ended March 31, 2013 primarily attributed to an increase in estimated claims related expenses.

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, increased $6.4 million or 11.8% for the three months ended March 31, 2013 compared to the same period in 2012. The net underwriting expense ratio increased 3.2 percentage points in the three month period ended March 31, 2013 compared to the same period in 2012.

The gross underwriting expense ratio was 37.1% and 35.5% for the three months ended March 31, 2013 and 2012, respectively. The commission portion of the gross underwriting expense ratio was 16.2% and 16.5% for the three months ended March 31, 2013 and 2012, respectively. The gross OUE ratio, which includes BB&T, was 20.9% and 19.0% for the three months ended March 31, 2013 and 2012, respectively.

Underwriting profit and combined ratio. The net combined ratios were 111.2% for the quarter ended March 31, 2013 compared to 92.5% for the same period in 2012. The increase in the combined ratio resulted from an increase in the loss ratio of the Personal lines business, by $6.6 million in adverse development in the Reciprocal business, and by an increase in the underwriting expense ratio, as described above.

Insurance Services Segment Results of Operations

	Three Months Ended March 31,
($ in thousands)	2013	2012	Change	Percent
Revenue
Management fee income	$7,161	$6,862	$299	4.4%
Other revenue	128	497	(369)	-74.2%
Total revenue	7,289	7,359	(70)	-1.0%
Expenses
Other expenses	4,621	4,463	158	3.5%
Total expenses	4,621	4,463	158	3.5%

Insurance services pre-tax income	$2,668	$2,896	$(228)	-7.9%

Insurance Services Segment Results of Operations for the Three Months Ended March 31, 2013 and 2012

Total revenue. Total revenues for the three months ended March 31, 2013 remained relatively unchanged from the total revenues in the same period in the prior year. This revenue is primarily related to management fee income earned by Tower for underwriting, investment management and other services provided to the Reciprocal Exchanges.

Total expenses. Insurance Services segment expenses for the three months ended March 31, 2013 remained relatively the unchanged compared to the expenses for the same period ended March 31, 2012. Most of these expenses are associated with providing services pursuant to the management services agreement between Tower and the Reciprocal Exchanges.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of March 31, 2013 and December 31, 2012:

	Cost or	Gross	Gross Unrealized Losses			% of
($ in thousands)	Amortized Cost	Unrealized Gains	Less than 12 Months	More than 12 Months	Fair Value	Fair Value
March 31, 2013
U.S. Treasury securities	$315,281	$1,486	$(35)	$-	$316,732	12.3%
U.S. Agency securities	105,081	4,056	(132)	-	109,005	4.2%
Municipal bonds	642,188	47,034	(282)	(9)	688,931	26.7%
Corporate and other bonds	673,079	47,087	(1,701)	(2)	718,463	27.9%
Commercial, residential and asset-backed securities	532,587	43,555	(1,174)	(27)	574,941	22.3%
Total fixed-maturity securities	2,268,216	143,218	(3,324)	(38)	2,408,072	93.4%
Equity securities	137,886	6,617	(1,492)	(303)	142,708	5.5%
Short-term investments	28,485	350	(13)	-	28,822	1.1%
Total, March 31, 2013	$2,434,587	$150,185	$(4,829)	$(341)	$2,579,602	100.0%
Tower	$2,176,056	$133,986	$(3,992)	$(326)	$2,305,724
Reciprocal Exchanges	258,531	16,199	(837)	(15)	273,878
Total, March 31, 2013	$2,434,587	$150,185	$(4,829)	$(341)	$2,579,602
December 31, 2012
U.S. Treasury securities	$183,462	$1,500	$(13)	$-	$184,949	7.4%
U.S. Agency securities	98,502	4,351	(76)	-	102,777	4.1%
Municipal bonds	633,373	52,914	(235)	(9)	686,043	27.5%
Corporate and other bonds	698,012	50,807	(954)	(200)	747,665	29.9%
Commercial, residential and asset-backed securities	576,837	47,891	(409)	(42)	624,277	25.0%
Total fixed-maturity securities	2,190,186	157,463	(1,687)	(251)	2,345,711	93.9%
Equity securities	149,348	1,683	(4,447)	(326)	146,258	5.9%
Short-term investments	4,749	1	-	-	4,750	0.2%
Total, December 31, 2012	$2,344,283	$159,147	$(6,134)	$(577)	$2,496,719	100.0%
Tower	$2,075,189	$141,614	$(5,732)	$(478)	$2,210,593
Reciprocal Exchanges	269,094	17,533	(402)	(99)	286,126
Total, December 31, 2012	$2,344,283	$159,147	$(6,134)	$(577)	$2,496,719

Credit Rating of Fixed-Maturity Securities

The average credit rating of our fixed-maturity securities, using ratings assigned to securities by Standard & Poor’s, was [A+] at March 31, 2013 and December 31, 2012. The following table shows the ratings distribution of our fixed-maturity portfolio:

	Tower		Reciprocal Exchanges
($ in thousands)	Fair Value	Percentage of Fair Value	Fair Value	Percentage of Fair Value
March 31, 2013
Rating
U.S. Treasury securities	$300,074	14.0%	$16,658	6.1%
AAA	162,502	7.6%	42,386	15.6%
AA	859,109	40.2%	57,270	21.1%
A	394,046	18.4%	85,321	31.6%
BBB	178,155	8.3%	36,610	13.5%
Below BBB	243,222	11.5%	32,719	12.1%
Total	$2,137,108	100.0%	$270,964	100.0%
December 31, 2012
Rating
U.S. Treasury securities	$159,457	7.7%	$25,494	9.1%
AAA	166,982	8.1%	43,114	15.4%
AA	897,692	43.4%	58,425	20.8%
A	383,957	18.6%	85,116	30.3%
BBB	214,024	10.4%	35,364	12.6%
Below BBB	243,036	11.8%	33,050	11.8%
Total	$2,065,148	100.0%	$280,563	100.0%

Municipal Bonds

As of March 31, 2013, our municipal bonds consisted of state general obligations, municipal general obligations and special revenue bonds. Municipal bonds by state at March 31, 2013 are as follows:

	State General		Municipal General		Special
	Obligations		Obligations		Revenue Bonds		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Texas	$18,752	$20,098	$5,889	$6,463	$70,988	$77,117	$95,629	$103,678
New York	11,478	12,423	10,501	11,261	43,711	46,500	65,690	70,184
Florida	5,547	5,939	2,504	2,733	30,917	34,143	38,968	42,815
California	13,766	15,072	16,572	17,048	9,186	10,175	39,524	42,295
Washington	15,235	15,938	7,057	7,360	9,222	9,977	31,514	33,275
Illinois	8,544	9,228	6,717	7,094	10,741	11,862	26,002	28,184
Other	72,614	76,372	62,428	65,530	209,819	226,598	344,861	368,500
Total	$145,936	$155,070	$111,668	$117,489	$384,584	$416,372	$642,188	$688,931

No one jurisdiction within “Other” in the table above exceeded 4% of the total fair value of municipal bonds. As of March 31, 2013, the special revenue bonds are supported primarily by water and sewer utilities, electric utilities, college revenues and highway tolls.

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

As of March 31, 2013, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.

The ability to observe stable prices and inputs may be reduced for highly-customized and illiquid instruments which had been the case for certain non-agency residential and commercial mortgage-backed securities and asset-backed securities in previous periods. At March 31, 2013, two securities included in other invested assets were priced in Level 3 with a fair value of $25.0 million or 1.0% of Tower’s total assets carried at fair value, (the Reciprocal Exchanges had no Level 3 assets). See “Note 6 – Fair Value Measurements” to the consolidated financial statements provides a description of the valuation methodology utilized to value Level 3 assets, how the valuation methodology is validated and an analysis of the change in fair value of Level 3 assets.

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

The following table presents information regarding our invested assets that were in an unrealized loss position at March 31, 2013 and December 31, 2012 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Aggregate	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
March 31, 2013
U.S. Treasury securities	$190,145	$(35)	$-	$-	$190,145	$(35)
U.S. Agency securities	22,282	(132)	-	-	22,282	(132)
Municipal bonds	24,848	(282)	252	(9)	25,100	(291)
Corporate and other bonds
Finance	22,358	(427)	-	-	22,358	(427)
Industrial	49,396	(805)	348	(2)	49,744	(807)
Utilities	25,245	(469)	7	-	25,252	(469)
Commercial mortgage-backed securities	27,602	(360)	-	-	27,602	(360)
Residential mortgage-backed securities
Agency backed	63,720	(814)	23	-	63,743	(814)
Non-agency backed	-	-	547	(27)	547	(27)
Asset-backed securities	-	-	-	-	-	-
Total fixed-maturity securities	425,596	(3,324)	1,177	(38)	426,773	(3,362)
Preferred stocks	5,169	(31)	6,651	(303)	11,820	(334)
Common stocks	41,600	(1,461)	-	-	41,600	(1,461)
Short-term investments	26,822	(13)	-	-	26,822	(13)
Total, March 31, 2013	$499,187	$(4,829)	$7,828	$(341)	$507,015	$(5,170)
Tower	$442,594	$(3,992)	$7,627	$(326)	$450,221	$(4,318)
Reciprocal Exchanges	56,593	(837)	201	(15)	56,794	(852)
Total, March 31, 2013	$499,187	$(4,829)	$7,828	$(341)	$507,015	$(5,170)

December 31, 2012
U.S. Treasury securities	$44,347	$(13)	$-	$-	$44,347	$(13)
U.S. Agency securities	22,345	(76)	-	-	22,345	(76)
Municipal bonds	21,532	(235)	251	(9)	21,783	(244)
Corporate and other bonds
Finance	17,853	(95)	-	-	17,853	(95)
Industrial	53,576	(667)	4,188	(201)	57,764	(868)
Utilities	20,143	(191)	7	-	20,150	(191)
Commercial mortgage-backed securities	23,223	(141)	95	-	23,318	(141)
Residential mortgage-backed securities
Agency backed	59,009	(261)	25	(1)	59,034	(262)
Non-agency backed	815	(6)	588	(28)	1,403	(34)
Asset-backed securities	1,499	(2)	4,232	(12)	5,731	(14)
Total fixed-maturity securities	264,342	(1,687)	9,386	(251)	273,728	(1,938)
Preferred stocks	9,716	(155)	5,724	(326)	15,440	(481)
Common stocks	55,560	(4,292)	-	-	55,560	(4,292)
Total, December 31, 2012	$329,618	$(6,134)	$15,110	$(577)	$344,728	$(6,711)
Tower	$271,609	$(5,732)	$13,338	$(478)	$284,947	$(6,210)
Reciprocal Exchanges	58,009	(402)	1,772	(99)	59,781	(501)
Total, December 31, 2012	$329,618	$(6,134)	$15,110	$(577)	$344,728	$(6,711)

The following table shows the fair value, unrealized loss amount and percentage below amortized cost and the ratio of fair value by security rating as of March 31, 2013:

		Unrealized Loss
			Percent of	Fair Value by Security Rating
	Fair		Amortized					BB or
($ in thousands)	Value	Amount	Cost	AAA	AA	A	BBB	Lower
U.S. Treasury securities	$190,145	$(35)	0%	0%	100%	0%	0%	0%
U.S. Agency securities	22,282	(132)	-1%	0%	100%	0%	0%	0%
Municipal bonds	25,100	(291)	-1%	12%	58%	14%	16%	0%
Corporate and other bonds	97,354	(1,703)	-2%	0%	4%	25%	37%	34%
Commercial mortgage-backed securities	27,602	(360)	-1%	55%	0%	38%	7%	0%
Residential mortgage-backed securities	64,290	(841)	-1%	0%	99%	1%	0%	0%
Equities	53,420	(1,795)	-3%	0%	0%	9%	22%	69%
Short-term investments	26,822	(13)	0%	0%	100%	0%	0%	0%

NR indicates that equity securities are not rated

See “Note 5—Investments” in our consolidated financial statements for further information about impairment testing and other-than-temporary impairments.

Liquidity and Capital Resources

Tower is organized as a Bermudian holding company (the “Holding Company”) with multiple intermediate holding companies, 13 insurance subsidiaries and several management companies. The Holding Company’s principal liquidity needs include interest on debt and stockholder dividends. The Holding Company’s principal sources of liquidity include dividends and other permitted payments from our subsidiaries, subject to limitations imposed by regulators. Our U.S. holding Company, Tower Group Inc. (“TGI”), also obtains financing through borrowings under our bank credit facility and sales of securities. Cash flows from the management companies are not subject to regulatory restrictions.

As of December 31, 2012, the amount of distributions that our insurance subsidiaries could pay to Tower without approval of their domiciliary insurance departments was $33.5 million. During the three months ended March 31, 2013, no dividends were paid from the insurance subsidiaries. In addition, as of December 31, 2012, we could return capital of $43.0 million from CastlePoint Re without permission from the Bermuda Monetary Authority (“BMA”). CastlePoint Re paid a $10.0 million return of capital to TGI during the three month period ended March 31, 2013.

In March 2013, Tower Reinsurance Ltd. (“TRL”), the Bermuda domiciled reinsurance entity the Company acquired through its merger transaction, had surplus of approximately $533.8 million. Generally, an insurer or reinsurer could return capital up to 15% of its previously reported annual statutory capital. As a result of the merger transaction, we would seek approval from the BMA before returning TRL capital to the Holding Company.

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

Book Value per Common Share

Book value per common share represents Tower Group International, Ltd. stockholders’ equity divided by the number of common shares outstanding. Management uses growth in book value per common share as a key measure of the value generated for our common shareholders each period and believes that book value per common share is a key driver of TWGP’s share price over time. Book value per common share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per common share depending on the purchase price. (Historical share counts have been adjusted for 1.1330 share conversion ratio, as discussed more fully in “Note 3 – Merger Transaction”.)

	March 31,	December 31,
(in thousands, except per share data)	2013	2012
Calculation of book value per common share:
Tower Group International, Ltd. stockholders’ equity	$1,197,299	$980,836
Common shares outstanding	57,432	43,514
Book value per common share	$20.85	$22.54

Capital

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At March 31, 2013 and December 31, 2012, our capital resources were as follows:

	March 31,	December 31,
($ in thousands)	2013	2012
Outstanding under credit facility	$70,000	$70,000
Subordinated debentures	235,058	235,058
Convertible Senior Notes	145,412	144,673
Tower Group International, Ltd. stockholders’ equity	1,197,299	980,836
Total capitalization	$1,647,769	$1,430,567
Ratio of debt to total capitalization	27.3%	31.4%

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

Our $220 million credit facility, which matures on February 15, 2016 is used for general corporate purposes. We may seek to raise additional capital or may seek to return additional capital to our stockholders through share repurchases, cash dividends or other methods (or a combination of such methods). Any such determination will be at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions, rating agency requirements, credit facility limitations and such other factors as our Board of Directors deems relevant.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Three Months Ended March 31,
($ in thousands)	2013	2012
Cash provided by (used in):
Operating activities	$(53,107)	$30,865
Investing activities	193,320	7,429
Financing activities	(10,560)	(9,311)
Net increase (decrease) in cash and cash equivalents	129,653	28,983
Cash and cash equivalents, beginning of year	100,293	114,098
Cash and cash equivalents, end of period	$229,946	$143,081

Comparison of Three Months Ended March 31, 2013 and 2012

For the three months ended March 31, 2013, net cash used in operating activities was $53.1 million compared to cash provided by operation of $30.9 million for the same period in 2012. The decrease in operating cash flow is largely due to loss payments associated with Superstorm Sandy. Net paid loss and LAE (after considering cash receipts from reinsurers) for the three months ended March 31, 2013 were $292.8 million compared to $267.9 million in the same period in 2012. In addition, the Company’s outstanding drafts as of December 31, 2012 resulting from loss payments made in the fourth quarter of 2012 not yet presented for payment decreased by $23.7 million in the first quarter 2013 as cash settlements occurred. In the three months ended March 31, 2012, operating cash flow also included a reduction in collateral of $19.8 million.

Net cash flows provided by investing activities were $193.3 million for the three months ended March 31, 2013 compared to $7.4 million provided in the three months ended March 31, 2012. The majority of this increase is due to the $134.7 million of cash consolidated on March 13, 2013 resulting from the Merger Transaction. In addition, the Company sold certain of its investment securities during the quarter to provide liquidity for the settlement of loss and LAE claims. First quarter 2013 claims increased as a result of Superstorm Sandy.

The net cash flows used in financing activities for the three months ended March 31, 2013 are primarily the result of use of cash for dividends of $7.2 million and $5.9 million used to acquire treasury stock associated with employee shared-based compensation programs. In the three months ended March 31, 2012, the Company used $7.4 million and $2.1 million, respectively, for dividends and acquiring treasury stock associated with employee shared-based compensation programs. The Company did not repurchase any common stock in the three months ended March 31, 2013 or 2012.

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

The insurance subsidiaries are required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from total assets. The NAIC maintains risk-based capital (“RBC”) requirements for property and casualty insurance companies. RBC is a formula that attempts to evaluate the adequacy of statutory capital and surplus in relation to investments and insurance risks. The formula is designed to allow the state Insurance Departments to identify potential weakly capitalized companies. Under the formula, a company determines its risk-based capital by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). Applying the RBC requirements as of March 31, 2013, the insurance subsidiaries’ risk-based capital exceeded the minimum level that would trigger regulatory attention.

Adoption of New Accounting Pronouncements

For a discussion of accounting standards, see “Note 2 – Accounting Policies and Basis of Presentation” of Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk that we will incur losses in our investments due to adverse changes in market rates and prices. Market risk is directly influenced by the volatility and liquidity in the market in which the related underlying assets are invested. We believe that the way we manage them, and sensitivity to changes in interest rates, changes in credit quality of issuers of investment securities, and changes in equity price risks are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2012, included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in the three months ended March  31, 2013.

Item 4.         Controls and Procedures

(a)     Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), concluded that the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2013.

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

(b)     Changes in Internal Control over Financial Reporting

As noted in Note 3 – Merger Transaction, we have completed the Merger Transaction and we are in the process of evaluating our internal control process to incorporate the operations in Bermuda.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in various legal proceedings in the ordinary course of business. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on its business, results of operations or financial condition.

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

Item 1A. Risk Factors

The risk factors set forth below should be considered in conjunction with the risks discussed in Tower’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended by Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC on March 13, 2013, under the heading “Risk Factors.”

Risks Related to the Merger

The integration of the U.S. businesses conducted by TGI prior to the merger and the business conducted by the Company outside of the U.S. will create numerous risks and uncertainties, which could adversely affect the Company’s operating results or prevent the Company from realizing the expected benefits of the merger.

Strategic transactions like the merger create numerous uncertainties and risks and require significant efforts and expenditures. TGI will transition from a standalone public Delaware corporation to being part of a combined company organized in Bermuda. This combination will entail many changes, including the integration of TGI with the Company, and changes in systems and other operations. These activities are complex, and the Company may encounter unexpected difficulties or incur unexpected costs, including

•	the diversion of the Company management’s attention to integration of operations and corporate and administrative infrastructures

•

difficulties in achieving anticipated business opportunities and growth prospects from combining the U.S. businesses conducted by TGI prior to the merger and the business conducted by the Company outside of the U.S ;

•	difficulties in the integration of operations and systems;

•	challenges in keeping existing insureds and cedents and obtaining new insureds and cedents; and

•	challenges in attracting and retaining key personnel.

If any of these factors impairs the Company’s ability to integrate the U.S. operations of TGI prior to the merger with the operations of the Company outside of the U.S. successfully or on a timely basis, the Company may not be able to realize the anticipated business opportunities and growth prospects from combining the businesses. In addition, the Company may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of its business.

In addition, the market price of the Company common shares may decline following the business combination, including if the integration of TGI and Company is unsuccessful, takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or the effect of the business combination on the financial results of the combined company is otherwise not consistent with the expectations of financial analysts or investors.

As a result of the merger, the Company will continue to incur additional direct and indirect costs.

The Company will continue to incur additional costs and expenses in connection with and as a result of the merger. These costs and expenses include professional fees to comply with Bermuda corporate and tax laws and financial reporting requirements, costs and expenses incurred in connection with holding meetings of the Company Board of Directors and certain executive management meetings outside of the United States, as well as any additional costs the Company may incur going forward as a result of its new corporate structure. There can be no assurance that these costs will not exceed the costs historically borne by TGI and CHBL.

The market price of the Company’s common shares and the Company’s earnings per share may decline as a result of the merger.

The market price of the Company’s common shares may decline as a result of, among other things, the merger if the Company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the merger on the Company’s financial results is not consistent with the expectations of financial or industry analysts. In addition, the failure to achieve expected benefits and unanticipated costs relating to the merger could reduce the Company’s future earnings per share.

As the Company expands the operations of its Bermuda reinsurance subsidiaries, the Company will be increasingly exposed to the risks facing similarly situated Bermuda-based property and casualty reinsurers generally.

As the Company expands the operations of its Bermuda reinsurance subsidiaries following the merger, it will be increasingly exposed to the many and significant risks facing similarly situated Bermuda-based property and casualty reinsurers, including but not limited to:

•	the possibility that pricing changes in the reinsurance industry may make it more difficult for the Company to effectively compete or produce attractive returns;

•	the possibility of severe or unanticipated losses from natural or man-made catastrophes;

•	the effectiveness of the Company’s loss limitation methods with respect to reinsurance it underwrites;

•	the cyclical nature of the reinsurance industry;

•	the levels of new and renewal business achieved and the premium environment;

•	a lack of opportunities to increase writings in the Company’s reinsurance lines of business and in specific areas of the reinsurance market;

•	the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, and the Company’s reliance on industry loss estimates and those generated by modeling techniques;

•	unanticipated adjustments to premium estimates;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the amount and timing of reinsurance recoverables and reimbursements the Company actually receives from its reinsurers; and

•	declining demand for reinsurance due to increased retentions by cedents and other factors.

We may be adversely affected by foreign currency fluctuations.

We report our financial information in U.S. dollars. We limit, when possible, capital levels in local currencies, subject to the satisfaction of minimum regulatory requirements and the support of our local insurance operations. In addition, we enter into reinsurance and insurance contracts where we are obligated to pay losses in currencies other than U.S. dollars. The principal currency creating foreign exchange risk is the British pound sterling. Currently, less than 5 percent of our net assets are denominated in foreign currencies. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely affect our results of operations and financial condition.

The Bermudian regulatory system, and potential changes thereto, could have a material adverse effect on the Company’s business.

Bermuda statutes, regulations and policies of the Bermuda Monetary Authority, or the BMA, require Bermuda reinsurers to maintain minimum levels of statutory capital, surplus and liquidity, to meet solvency standards, to obtain prior approval of ownership and transfer of shares (in certain circumstances) and to submit to certain periodic examinations of its financial condition. These statutes and regulations may, in effect, restrict the ability of Bermuda-based reinsurance subsidiaries of the Company, such as Tower Reinsurance Ltd. (“TRL”), to write insurance and reinsurance policies, to make certain investments and to distribute funds.

Risks Relating to Our Common Shares

The rights of our shareholders are governed by Bermuda law, which has material and sometimes adverse differences relative to the corporate law of other jurisdictions, including Delaware.

The rights of our shareholders are governed by applicable Bermuda law, including the Bermuda Companies Act of 1981 (the “ Companies Act “), and by the Company’s memorandum of association and amended and restated bye-laws (the “Company’s bye-laws “).

The Companies Act differs in some material respects from laws generally applicable to Delaware corporations and their stockholders. Set forth below is a summary of certain significant provisions of the Companies Act, which includes, where relevant, information on modifications adopted under the Company’s bye-laws that differ in certain respects from Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to the Company and its shareholders.

Interested Directors. Under Bermuda law and the Company’s bye-laws, a transaction entered into by the Company, in which a director has an interest, will not be voidable by the Company, and such director will not be accountable to the Company for any benefit realized under that transaction, provided the nature of the interest is disclosed at the first opportunity at a meeting of the Board of Directors, or in writing, to the Board of Directors. In addition, the Company’s bye-laws allow a director to be taken into account in determining whether a quorum is present and to vote on a transaction in which that director has an interest following a declaration of the interest under the Companies Act, unless the majority of the disinterested directors determine otherwise. Under Delaware law, the transaction would not be voidable if:

•

the material facts as to the interested director’s relationship or interests were disclosed or were known to the Board and the Board in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;

•

the material facts were disclosed or were known to the stockholders entitled to vote on such transaction and the transaction was specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or

•	the transaction was fair as to the corporation at the time it was authorized, approved or ratified.

Business Combinations with Large Shareholders or Affiliates. As a Bermuda company, the Company may enter into business combinations with its large shareholders or one or more wholly owned subsidiaries, including asset sales and other transactions in which a large shareholder or a wholly owned subsidiary receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders or other wholly owned subsidiaries, without obtaining prior approval from the Company’s shareholders and without special approval from the Company’s Board of Directors. Under Bermuda law, amalgamations and mergers require the approval of the Board of the Directors, and except in the case of amalgamations or mergers with and between wholly owned subsidiaries, shareholder approval. However, when the affairs of a Bermuda company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to a Bermuda court, which may make an order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or the company. If the Company were a Delaware company, it would need prior approval from the Board of Directors or a supermajority of its stockholders to enter into a business combination with an interested shareholder for a period of three years from the time the person became an interested stockholder, unless the Company opted out of the relevant Delaware statute. Bermuda law and the Company’s bye-laws would require the Board’s approval and, in some instances, shareholder approval of such transactions.

Shareholders’ Suits. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence a derivative action in the Company’s name to remedy a wrong done to the Company where an act is alleged to be beyond its corporate power, is illegal or would result in the violation of its memorandum of association or bye-laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute (i) fraud against the minority shareholders or (ii) an act that required the approval of a greater percentage of the Company’s shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with the action. the Company’s bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the Company, against any director or officer for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of the director or officer or to recover any gain, personal profit or advantage to which the director or officer is not legally entitled. Class actions and derivative actions generally are available to stockholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with the action.

Indemnification of Directors and Officers. Under Bermuda law and the Company’s bye-laws, the Company is required to indemnify its directors, officers, any other person appointed to a committee of the Board (and their respective heirs, executors or administrators) to the fullest extent permitted by law against all liabilities, actions, costs, charges, losses, damages and expenses, incurred or sustained by such persons by reason of any act done, concurred in or omitted in the (actual or alleged) conduct of the Company’s business or in the discharge of their duties; provided that such indemnification shall not extend to any matter that would render such indemnification void under the Companies Act. Under Delaware law, a corporation may indemnify a director or officer of the corporation against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in defense of an action, suit or proceeding by reason of such position if (i) such director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and (ii) with respect to any criminal action or proceeding, such director or officer had no reasonable cause to believe his conduct was unlawful.

Anti-takeover provisions in the Company’s bye-laws could delay or deter a takeover attempt that shareholders might consider to be desirable and may make it more difficult to replace members of the Company’s Board of Directors.

The Company’s bye-laws contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of the Company’s common shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of the Company’s common shares if they are viewed as discouraging changes in management and takeover attempts in the future.

The Company’s shareholders may have difficulty effecting service of process on the Company or enforcing judgments against the Company in the United States.

The Company is organized under the laws of Bermuda and a portion of the Company’s business will be based in Bermuda. In addition, certain of the Company’s directors and officers may reside in Bermuda or other jurisdictions outside of the United States. As such, the Company has been advised that there is doubt as to whether a holder of the Company common shares would be able to (i) enforce, in the courts of Bermuda, judgments of U.S. courts against persons who reside in Bermuda based upon the civil liability provisions of the U.S. federal securities laws or (ii) bring an original action in the Bermuda courts to enforce liabilities against the Company or its directors and officers who reside outside of the United States, based solely upon the civil liability provisions of the U.S. federal securities laws.

Further, the Company has been advised that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for the Company’s shareholders to recover against the Company based on such judgments.

U.S. Federal and Bermuda Tax Risks Related to Purchasing and Owning Shares of the Company.

The merger may have adverse U.S. federal income tax consequences on the Company under certain circumstances.

Section 7874 of the Code addresses “inversion” transactions, which refer in relevant part to transactions in which a U.S. corporation becomes a subsidiary of a foreign corporation. This section provides that in certain instances such foreign corporation may be treated as a domestic corporation for U.S. federal income tax purposes.

Because the former holders of TGI common stock did not acquire 80 percent or more of the stock (by vote or value) of the Company by reason of the merger (the “ ownership test “), we believe that the Company should not be treated as a domestic corporation under section 7874 of the Code. Nevertheless, it is possible that the IRS could assert that section 7874 of the Code applies to treat the Company as a domestic corporation following the merger. Such IRS position, if sustained, would result in significant tax liability to the Company and other adverse tax consequences. There is limited guidance regarding the application of the section 7874 provisions, including the ownership test. Moreover, new statutory and/or regulatory provisions under section 7874 of the Code (or otherwise) could be enacted or promulgated that adversely affect the Company’s status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have retroactive application to the Company.

The Company and the Company’s Bermuda subsidiaries may become subject to Bermuda taxes after March 31, 2035.

Bermuda currently imposes no income tax on corporations. Canopius Bermuda has obtained an assurance from the Bermuda Minister of Finance under The Exempted Undertakings Tax Protection Act 1966 of Bermuda, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to the Company or its Bermuda subsidiaries, until March 31, 2035. We cannot assure you that the Company or its Bermuda subsidiaries will not be subject to any Bermuda tax after that date.

The Company and the Company’s non-U.S. subsidiaries may be subject to U.S. tax, which may have a material adverse effect on the Company’s financial condition and operating results.

We believe that the Company and its non-U.S. subsidiaries have operated, and intend to continue to operate, in such a manner as to minimize the risk that we or our subsidiaries would be considered to be engaged in a trade or business in the United States (and, in the case of those non-U.S. subsidiaries qualifying for treaty protection, in such a manner as to minimize the risk that any of such non-U.S. subsidiaries would be considered to be doing business through a permanent establishment in the United States), and therefore subject to U.S. federal net income taxes or branch profits taxes. However, because there is uncertainty as to the activities that constitute being engaged in a trade or business within the United States, and what constitutes a permanent establishment under the applicable tax treaties, there can be no assurance that the IRS will not contend successfully that the Company or one or more of its non-U.S. subsidiaries is or has been engaged in a trade or business, or is or has been carrying on business through a permanent establishment, in the United States.

Dividends paid by the Company’s U.S. subsidiaries to the Company will be subject to a 30 percent withholding tax.

Foreign corporations are generally subject to U.S. income tax imposed by withholding on certain “fixed or determinable annual or periodic gains, profits and income” derived from sources within the U.S. (such as dividends and certain interest), subject to exemption under the Code or reduction by applicable treaties. The income tax treaty between the United States of America and Bermuda, as amended, does not reduce the U.S. withholding rate on such U.S.-source income. The non-treaty rate of U.S. withholding tax is currently 30 percent. Accordingly, dividends and interest, if any, paid by the Company’s U.S. subsidiaries to the Company will be subject to a 30 percent U.S. withholding tax.

The reinsurance agreements between the Company and the Company’s U.S. subsidiaries may be subject to recharacterization or other adjustment for U.S. federal income tax purposes, which may have a material adverse effect on the Company’s financial condition and operating results.

Under section 845 of the Code, the IRS may allocate income, deductions, assets, reserves, credits and any other items related to a reinsurance agreement among certain related parties, recharacterize such items, or make any other adjustment, in order to reflect the proper source, character or amount of the items for each party. In addition, if a reinsurance contract has a significant tax avoidance effect on any party to the contract, the IRS may make adjustments with respect to such party to eliminate the tax avoidance effect. No regulations have been issued under section 845 of the Code. Accordingly, the application of such provisions to the Company and its subsidiaries is uncertain and we cannot predict what impact, if any, such provisions may have on the Company or its subsidiaries either before or after completion of the merger.

If the Company is classified as a passive foreign investment company (a “PFIC”) your taxes could increase.

If the Company is classified as a PFIC, such classification would have material adverse tax consequences for U.S. persons that directly or indirectly own the Company’s shares, including subjecting such U.S. persons to a greater tax liability than might otherwise apply. We believe that the Company should not be, and currently do not expect the Company to become, a PFIC for U.S. federal income tax purposes; however, no assurance can be given that the Company is not and will not become a PFIC.

There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these provisions may be forthcoming. We cannot predict what impact, if any, such guidance would have on persons subject to U.S. federal income tax that directly or indirectly own the Company’s shares. Moreover, if the Company is a PFIC for any years in which dividends are paid or for the preceding year, such dividends will not be eligible for the reduced rates of U.S. federal income tax applicable to “qualified dividends.”

If you own or are treated as owning 10 percent or more of the Company’s shares and the Company or one or more of its non-U.S. subsidiaries is classified as a controlled foreign corporation (a “CFC”), your taxes could increase.

Each United States person (as defined in section 957(c) of the Code) who (i) owns (directly, indirectly through non-U.S. persons, or constructively by application of certain attribution rules (“constructively”)) 10 percent or more of the total combined voting power of all classes of shares of a non-U.S. corporation at any time during a taxable year (a “ 10 percent U.S. Shareholder “) and (ii) owns (directly or indirectly through non-U.S. persons) shares of such non-U.S. corporation on the last day of such taxable year, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed, if such non-U.S. corporation has been a CFC for an uninterrupted period of 30 days or more during such taxable year. A non-U.S. corporation is considered a CFC if 10 percent U.S. Shareholders own (directly, indirectly through non-U.S. persons, or constructively) more than 50 percent of the total combined voting power of all classes of voting shares of such non-U.S. corporation or more than 50 percent of the total value of all shares of such corporation. For purposes of taking into account subpart F insurance income, a CFC also generally includes a non-U.S. insurance company in which more than 25 percent of the total combined voting power of all classes of shares or more than 25 percent of the total value of all shares is owned (directly, indirectly through non-U.S. persons or constructively) by 10 percent U.S. Shareholders, on any day during the taxable year of such corporation. We cannot assure you that the Company or its non-U.S. subsidiaries will not be classified as CFCs. Furthermore, due to the attribution provisions of the Code regarding determination of beneficial ownership, you may be a 10 percent U.S. Shareholder even though you do not directly own 10 percent or more of the total combined voting power of the Company.

If one or more of the Company’s non-U.S. subsidiaries is determined to have related person insurance income (“RPII”), you may be subject to U.S. taxation on your pro rata share of such income.

If the Company is directly, indirectly through non-U.S. persons or constructively owned 25 percent or more by U.S. persons and the RPII of any of the Company’s non-U.S. insurance subsidiaries were to equal or exceed 20 percent of such subsidiary’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to such insureds within the meaning of section 953(c)(6) of the Code) owned, directly or indirectly through entities (including the Company), 20 percent or more of the voting power or value of such non-U.S. insurance subsidiary, then a U.S. person who owns any of the Company’s shares (directly or indirectly through non-U.S. persons) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of such subsidiary’s RPII for the entire taxable year, generally determined as if such RPII were distributed proportionately only to U.S. persons at that date regardless of whether such income is distributed. The amount of RPII earned by the Company’s non-U.S. insurance subsidiaries (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of common shares or any person related to such holder within the meaning of section 953(c)(6) of the Code) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by such non-U.S. insurance subsidiaries. The gross RPII of each of the Company’s non-U.S. insurance subsidiaries is not expected in the foreseeable future to equal or exceed 20 percent of such subsidiary’s gross insurance income. No assurance can be given that this will be the case because some of the factors that determine the existence or extent of RPII may be beyond the Company’s knowledge and/or control.

The RPII rules provide that if a U.S. person disposes of shares in a non-U.S. insurance corporation in which U.S. persons own 25 percent or more of the shares (even if the amount of RPII is less than 20 percent of such corporation’s gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20 percent threshold), any gain from the disposition will generally be treated as ordinary income to the extent of such U.S. person’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that such U.S. person owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such U.S. person will be required to comply with certain reporting requirements, regardless of the number of shares owned by such U.S. person. Although the Company will not itself be directly engaged in the insurance business, TRL will be so engaged and other non-U.S. subsidiaries of the Company may be so engaged. As a result, it is possible that these RPII rules will apply to disposition of the Company shares. The RPII provisions have never been interpreted by the courts or the U.S. Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect. The U.S. Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application of those provisions to the Company and its non-U.S. subsidiaries are uncertain.

U.S. tax-exempt organizations that own the Company’s shares may recognize unrelated business taxable income.

A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of the Company’s non-U.S. subsidiaries’ insurance income is attributed to such organization. In general, insurance income will be attributed to a U.S. tax-exempt stockholder if either the Company is a CFC and such tax-exempt stockholder is a 10 percent U.S. Shareholder or there is RPII and the exceptions described above do not apply.

U.S. tax-exempt investors should consult their tax advisors as to the U.S. tax consequences of an investment in the Company shares.

Changes in U.S. federal income tax law could be retroactive and may subject the Company or its non-U.S. subsidiaries to U.S. federal income taxation.

Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. There are currently pending legislative proposals which, if enacted, could have a material adverse effect on the Company and its shareholders. It is possible that broader-based or new legislative proposals could emerge in the future that could have an adverse effect on the Company, its non-U.S. subsidiaries and its shareholders.

The tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business or whether a company is a CFC or PFIC or has RPII or subject to the inversion tax rules are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to an insurance company. Additionally, the regulations regarding RPII are still in proposed form and the regulations regarding inversion transactions are in temporary form. New regulations or pronouncements interpreting or clarifying such rules will likely be forthcoming from the IRS. We are not able to predict if, when or in what form such guidance will be provided and whether such guidance will be applied on a retroactive basis.

There is uncertainty regarding the application of the U.S. Foreign Account Tax Compliance Act (“FATCA”) to the Company and its subsidiaries.

FATCA requires certain foreign financial institutions and other foreign entities to undertake due diligence procedures to identify and provide information about shareholders and accounts held by US persons. In cases of non-compliance, a 30% withholding tax may be imposed. The application of FATCA to the Company, its subsidiaries and their operations is uncertain.

Item 1B. Unresolved Staff Comments

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2013, the Company purchased 340,707 shares of its common stock from employees in connection with the vesting of restricted stock issued in connection with its 2008 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.

TGI’s previously approved share repurchase program expired in March 2013.

The following table summarizes the Company’s stock repurchases for the three months ended March 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publically Announced Repurchase Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Repurchase Plans
First quarter
January 1 -31, 2013	-	$-	-	$-
February 1 -28, 2013	-	-	-	-
March 1 -31, 2013	340,707	17.18	-	5,852,783
Subtotal first quarter	340,707	17.18	-	5,852,783

(1)	Includes 340,707 shares withheld to satisfy tax withholding amounts due from employees upon the receipt of previously restricted shares.
(2)	Including commissions.

Item 6. Exhibits

Exhibit 31.1	Chief Executive Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

Exhibit 31.2	Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

Exhibit 32	Chief Executive Officer and Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

EX-101	INSTANCE DOCUMENT

EX-101	SCHEMA DOCUMENT

EX-101	CALCULATION LINKBASE DOCUMENT

EX-101	LABELS LINKBASE DOCUMENT

EX-101	PRESENTATION LINKBASE DOCUMENT

EX-101	DEFINITION LINKBASE DOCUMENT

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower Group International, Ltd.
Registrant

Date: May 10, 2013	/s/ Michael H. Lee
Michael H. Lee
Chairman of the Board, President and Chief Executive Officer

Date: May 10, 2013	/s/ William E. Hitselberger
Executive Vice President and Chief Financial Officer