Form 10-K/A
period 2012-12-31
Tower Group International, Ltd.
filed 2013-11-26
CIK 1289592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2 To Form 10-K)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934
For the transition period from to
Commission File Number: 001-35834
Tower Group International, Ltd.
Filed on behalf of and as successor to Tower Group, Inc.
(Exact name of registrant as specified in its charter)

Bermuda	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Bermuda Commercial Bank Building 19 Par-la-Ville Road Hamilton, HM 11	N/A
(Address of principal executive offices)	(Zip Code)

(441) 279-6610
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0l par value per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities

Act. Yes  ☐    No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act. Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

This Amendment No. 2 to the Annual Report on Form 10-K is being filed by the registrant on behalf of and as successor to Tower Group, Inc. The aggregate market value of Tower Group, Inc.’s common stock held by non-affiliates on June 30, 2012 (based on the closing price on the NASDAQ Global Select Market on such date) was $720,706,000.

As of February 26, 2013, Tower Group, Inc. had 38,401,626 shares of common stock outstanding. As of such date, Tower Group, Inc. was not a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

EXPLANATORY NOTE

This Amendment No. 2 (the “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2013 and amended by Amendment No. 1 to the Annual Report on Form 10-K, which was filed with the SEC on March 13, 2013 (as amended by Amendment No. 1, the “Original Amended Report”) is being filed by the registrant on behalf of and as successor to Tower Group, Inc. The registrant is deemed to be the successor to Tower Group, Inc. pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On March 13, 2013, the registrant and Tower Group, Inc. consummated the merger contemplated by the Agreement and Plan of Merger that the registrant entered into with Tower Group, Inc. and certain other parties on July 30, 2012, as amended. Tower Group, Inc. was treated as the acquiring company in the merger for accounting purposes and the transaction is accounted for as a reverse acquisition under the acquisition method of accounting for business combinations. As a result, the consolidated financial statements of Tower Group, Inc. for the periods through March 13, 2013 became the registrant’s consolidated financial statements for the same respective periods. This Amendment is being filed to restate the consolidated balance sheets as of December 31, 2012 and 2011, the consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011, and certain footnote disclosures thereto, and to reflect revisions, where necessary, to the consolidated statements of operations and comprehensive income for the year ended December 31, 2010, and to certain footnote disclosures relating to 2010.

Management is restating the Original Amended Report for the loss reserve and premium receivables errors discussed below and is also correcting other immaterial adjustments that were initially recorded in the period they were identified. These immaterial adjustments are being recast into the periods in which they originated.

On November 14, 2013, Tower issued a Current Report on Form 8-K stating that it had reached a determination to restate Tower’s audited annual consolidated financial statements as of and for the years ended December 31, 2011 and 2012 contained in the Original Amended Report, and that such financial statements should no longer be relied upon. In addition, Tower will revise its (i) audited annual consolidated financial statements for the year ended December 31, 2010 contained in the Original Amended Report and (ii) unaudited interim consolidated financial statements as of and for the three months ended March 31, 2013 and 2012 contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, which was filed with the SEC on May 10, 2013 (the “First Quarter 2013 Form 10-Q”). Following management review of the matter with the Audit Committee of Tower’s Board of Directors (the “Audit Committee”), and upon management’s recommendation, the Audit Committee reached a conclusion on November 7, 2013 that previously issued financial statements of the Company covering one or more periods for which the Company is required to provide financial statements need to be revised or restated and may no longer be relied upon because of the inadvertent mistakes described below. At such meeting, the Audit Committee authorized the Company’s Chief Financial Officer and Chief Accounting Officer to determine, in consultation with the Company’s independent registered public accounting firm, the specific financial statements that should be revised or restated and should no longer be relied upon. Acting upon such authority, on November 12, 2013, these officers reached a conclusion, and advised Tower’s Board of Directors, as to the specific financial statements that need to be so revised or restated and should no longer be relied upon, as described above. The Company had previously determined and announced on October 7, 2013 that its June 30, 2013 loss reserves were strengthened by approximately $365 million. The Company then undertook to review its reserve analyses for prior years. During this evaluation, the Company considered its historical loss reserve analyses and the analyses of its independent actuaries and reviewed and discussed its conclusions with its independent registered public accounting firm. Upon completion of this evaluation, the Company determined that inadvertent mistakes in classification of insurance premiums by line of business used in the loss reserving process resulted in (1) an increase in the loss and loss adjustment expenses of $9.6 million, $21.7 million and $5.7 million, for the years ended December 31, 2012, 2011 and 2010, respectively, and (2) a decrease in the reinsurance recoverables on unpaid losses asset balance by $37.0 million, $27.4 million and $5.7 million as of December 31, 2012, 2011 and 2010, respectively.

In addition, subsequent to the announcement on October 7, 2013, the Company identified errors in its historical premiums receivable balances due to inadvertent mistakes in its premiums receivable reconciliation process. This resulted in (1) a decrease of premiums receivable asset balance of $11.0 million, $10.0 million, $5.6 million and $7.2 million as of the years ended December 31, 2012, 2011, 2010 and 2009, respectively, and (2) an increase (decrease) of other operating expenses of $1.0 million, $4.4 million, ($1.6) million and $7.2 million for the years ended December 31, 2012, 2011, 2010 and 2009, respectively. The Company also will correct other immaterial adjustments that were initially recorded in the period they were identified.

Management has concluded, as a result of the items discussed above, that material weaknesses exist in internal controls over financial reporting related to the Company’s loss reserving and premiums receivable reconciliation processes and as a result has now concluded the Company’s internal control over financial reporting was not effective as of December 31, 2012 and its disclosure controls procedures were not effective as of December 31, 2012. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The effects of these restatements and revisions to our consolidated financial statements are described in Note 2 to the consolidated financial statements. In addition, we have updated the financial statement disclosures for significant events that have occurred subsequent to the filing of the Original Annual Report. See “Note 1 – Nature of Business” and “Note 24 - Subsequent Events” to the consolidated financial statements contained in this Amendment for further description.

The following sections have been amended from the Original Annual Report as a result of the revisions described above:

•Part  I—Item 1. Business;

•Part I—Item 3. Legal Proceedings;

•Part II—Item 6. Selected Financial Data;

•Part  II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•Part II—Item 8. Financial Statements and Supplementary Data;

•Part  II—Item 9A. Controls and Procedures; and

•Part IV—Item 15. Exhibits.

This Amendment also includes as exhibits certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except as described above, no other sections have been amended from the Original Annual Report. Accordingly, this Amendment should be read in conjunction with the Original Annual Report. As stated above, the registrant is deemed to be the successor to Tower Group, Inc. pursuant to Rule 12g-3(a) under the Exchange Act and, following the consummation of the merger described above by the registrant and Tower Group, Inc., the consolidated financial statements of Tower Group, Inc. for the periods through March 13, 2013, closing date of the merger, became the registrant’s consolidated statements for the same periods. Accordingly, as used in this Amendment, unless the context requires otherwise, references to “Tower”, the “Company”, “we”, “us”, or “our” (i) with respect to any period, event or occurrence prior to March 13, 2013, are to Tower Group, Inc. and (ii) with respect to any subsequent period, event or occurrence, are to Tower Group International, Ltd., and, in each case include the Company’s insurance subsidiaries, managing general agencies and management companies.

Item 1.   Business

Overview

This Amendment No. 2 to the Annual Report on Form 10-K is being filed by the registrant on behalf of and as successor to Tower Group, Inc. As stated above, the registrant is deemed to be the successor to Tower Group, Inc. pursuant to Rule 12g-3(a) under the Exchange Act and, following the consummation of the merger described above by the registrant and Tower Group, Inc., the consolidated financial statements of Tower Group, Inc. for the periods through March 13, 2013, closing date of the merger, became the registrant’s consolidated statements for the same periods. Accordingly, as used in this Form 10-K/A, unless the context requires otherwise, references to “Tower”, the “Company”, “we”, “us”, or “our” (i) with respect to any period, event or occurrence prior to March 13, 2013, are to Tower Group, Inc. and (ii) with respect to any subsequent period, event or occurrence, are to Tower Group International, Ltd., and, in each case, include the Company’s insurance subsidiaries, managing general agencies and management companies. Tower is also the attorney-in-fact (“AIF”) for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together, the “Reciprocal Exchanges”). The Company does not have an ownership interest in the Reciprocal Exchanges but is required to consolidate their results for financial reporting purposes. A full listing of the subsidiaries of Tower Group, Inc. is included as Exhibit 21.1 to this Form 10-K/A.

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

Significant Business Developments and Risks and Uncertainties Resulting from Events Occurring in 2013

In the preparation of Tower’s June 30, 2013 consolidated financial statements, subsequent to December 31, 2012, the Company recorded an increase in its loss and loss adjustment expense reserves of approximately $365 million relating to reserve strengthening associated with losses from prior accident years. This reserve strengthening arose primarily from accident years 2008-2011 within the workers’ compensation, commercial multi-peril liability (“CMP”), other liability and commercial auto liability lines of business. In the second quarter of 2013, the Company performed a comprehensive update to its internal reserve study in response to continued observance in the second quarter of 2013 of higher than expected reported loss development. In conjunction with its comprehensive internal review, the Company also retained its consulting actuary to perform an independent reserve study covering lines of business comprising over 90% of the Company’s loss reserves. Since 2010, the Company has changed the mix of business by reducing the amount of program and middle market workers’ compensation and liability business that it underwrites.

The reserve strengthening was viewed by the Company as an event or circumstance that required the Company to perform, in the second quarter of 2013, a detailed quantitative analysis of whether its recorded goodwill was impaired. After performing the quantitative analysis as of June 30, 2013, it was determined that $214.0 million of goodwill, which represents all of the goodwill allocated to the Commercial Insurance reporting unit at that date, was impaired. Accordingly, the consolidated statement of operations as of June 30, 2013 includes a non-cash charge of $214.0 million.

As a result of the reserve strengthening, the Company is expecting its U.S. based operations to have a pre-tax loss for 2013, which would result in a three-year cumulative loss position on its U.S. subsidiaries. After considering this negative evidence and uncertainty regarding the Company’s ability to generate sufficient future taxable income in the United States, the Company concluded that it should not recognize any net deferred tax assets (comprised principally of net operating loss carryforwards) as of June 30, 2013. The Company, therefore provided a full valuation allowance against its deferred tax asset at June 30, 2013.

Reinsurance Agreements

On October 1, 2013, Tower announced that it entered into agreements with three reinsurers, Arch Reinsurance Ltd. (“Arch”), Hannover Re (Ireland) Plc. (“Hannover”) and Southport Re (Cayman), Ltd. (“Southport Re”). These agreements provided for surplus enhancement and improved certain financial leverage ratios, while increasing the Company’s financial flexibility. The agreements with Arch and Hannover each consist of one reinsurance agreement while the arrangement with Southport Re consists of several reinsurance agreements. Each of these is described below.

The first agreement was between Tower Insurance Company of New York (“TICNY”), on its behalf and on behalf of each of its pool participants, and Arch. Under this multi-line quota share agreement, TICNY will cede 17.5% on a quota share of certain commercial automobile liability, commercial multi-peril property, commercial multi-peril liability and brokerage other liability (mono line liability) businesses. The agreement covers losses occurring on or after July 1, 2013 for policies in-force as at June 30, 2013 and policies written or renewed from July 1, 2013 to December 31, 2013. The agreement has a special termination clause whereby either party may terminate the agreement upon the occurrence of certain circumstances, including an A.M. Best financial strength rating downgrade to below A-. As noted below, A.M. Best downgraded Tower’s financial strength rating to B++. Neither party has provided notice to terminate the agreement.

The second agreement was between TICNY, on its behalf and on behalf of each of its pool participants, and Hannover. Under this multi-line quota share agreement, TICNY will cede 14% on a quota share of certain brokerage commercial automobile liability, brokerage commercial multi-peril property, brokerage commercial multi-peril liability, brokerage other liability (mono line liability) and brokerage workers’ compensation businesses. The agreement covers losses occurring on or after July 1, 2013 for policies in-force as at June 30, 2013 and policies written or renewed from July 1, 2013 to December 31, 2013. The agreement has a special termination clause whereby either party may terminate the agreement upon the occurrence of certain circumstances, including an A.M. Best financial strength rating downgrade to below A-. As noted below, A.M. Best downgraded Tower’s financial strength rating to B++. Neither party has provided notice to terminate the agreement.

The third reinsurance arrangement with Southport Re consisted of two separate reinsurance agreements with TICNY, on its behalf and on behalf of each of its pool participants, and a third reinsurance agreement with Tower Reinsurance, Ltd. (“TRL”). Under the first of the agreements with TICNY, TICNY ceded to Southport Re a 30% quota share of its workers’ compensation and employer’s liability business. The agreement covers losses occurring on or after July 1, 2013 for policies in force at June 30, 2013 and policies written or renewed during the term of the agreement. Under the second of these agreements with TICNY, an aggregate excess of loss agreement, Southport Re assumed a portion of the losses incurred by TICNY on its workers’ compensation and employer’s liability business between January 1, 2011 and June 30, 2013, but paid by TICNY on or after June 1, 2013. Finally, TRL, a wholly-owned Bermuda-domiciled reinsurance subsidiary of Tower, also entered into an aggregate excess of loss agreement with Southport Re, in which Southport Re assumed a portion of the losses incurred by TRL on its assumed workers’ compensation and employer’s liability business between January 1, 2011 and June 30, 2013, but paid by TRL on or after June 1, 2013. The agreement has a special termination clause whereby either party may terminate the agreement upon the occurrence of certain circumstances, including an A.M. Best financial strength rating downgrade to below A-. As noted below, A.M. Best downgraded Tower’s financial strength rating to B++. Neither party has provided notice to terminate the agreement.

A.M. Best, Fitch and Demotech Downgrade the Company’s Financial Strength and Issuer Credit Ratings

On October 7, 2013, Fitch Ratings (“Fitch”), downgraded Tower’s Issuer Default Rating from “BBB” to “B” and Tower’s insurance subsidiaries’ Insurer Financial Strength ratings from “A-” to “BB”. The ratings will continue to remain on negative watch until, at the earliest, the completion of Tower’s exploration of strategic alternatives.

On October 8, 2013, A.M. Best Company (“A.M. Best”), lowered Tower’s issuer credit, as well as its financial strength ratings, from “A-” (Excellent) to “B++” (Good). The ratings remain under review with negative implications pending further discussions between A.M. Best and Tower’s management.

On October 7, 2013, Demotech, Inc. (“Demotech”) lowered its rating on TICNY and three other U.S. based insurance subsidiaries (Kodiak Insurance Company, Massachusetts Homeland Insurance Company and York Insurance Company of Maine) from A’ (A prime) to A (A exceptional). In addition, Demotech removed its previous A’ (A prime) rating on six other U.S. based insurance subsidiaries (CastlePoint Florida Insurance Company, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company, North East Insurance Company and Preserver Insurance Company). Demotech also affirmed its A ratings on Adirondack Insurance Exchange, New Jersey Skylands Insurance Association, New Jersey Skylands Insurance Company, and Mountain Valley Indemnity Company.

Management expects these rating actions, in combination with the other items that have impacted the Company in the second quarter of 2013, to result in a decrease in the amount of premiums the insurance subsidiaries are able to write. Business written through certain program underwriting agents requires an A.M. Best rating of A- or greater.

In addition, one of Tower’s ceding companies requested as a result of contractual provisions that $26.3 million of additional collateral be provided to support the recoverability of their reinsurance receivable from Tower. The $26.3 million was funded in October 2013. Tower’s U.S. based insurance subsidiaries are also required to post collateral for various statutory purposes, and such requests are received from time to time from various regulatory authorities.

Statutory Capital

The Company is required to maintain minimum capital and surplus for each of its insurance subsidiaries.

U.S. based insurance companies are required to maintain capital and surplus above Company Action Level, which is a calculated capital and surplus number using a risk-based formula adopted by the state insurance regulators. The basis for this formula is the National Association of Insurance Commissioners’ (“NAIC’s”) risk-based capital (“RBC”) system and is designed to measure the adequacy of a U.S. regulated insurer’s statutory capital and surplus compared to risks inherent in its business. If an insurance entity falls into Company Action Level, its management is required to submit a comprehensive financial plan that identifies the conditions that contributed to the financial condition. This plan must contain proposals to correct the financial problems and provide projections of the financial condition, both with and without the proposed corrections. The plan must also outline the key assumptions underlying the projections and identify the quality of, and problems associated with, the underlying business. Depending on the level of actual capital and surplus in comparison to the Company Action Level, the state insurance regulators could increase their regulatory oversight, restrict the placement of new business, or place the company under regulatory control. Bermuda based insurance entities minimum capital and surplus requirements are calculated from a solvency formula prescribed by the Bermuda Monetary Authority (the “BMA”).

As of June 30, 2013, Tower Reinsurance, Ltd. (“TRL”), one the Company’s two Bermuda-based reinsurers had capital and surplus that did not meet the minimum capital and surplus requirements of the BMA.

The Company has discussed with the BMA its intention to combine a substantial portion of the business and the capital of CastlePoint Reinsurance Company (“CastlePoint Re”), the Company’s other Bermuda based reinsurer, with TRL. Through this combination, management believes that the combined entity’s capital would meet the minimum capital and surplus thresholds determined by the BMA. The Company is currently developing this plan and expects to deliver this plan to its Bermuda regulators in the next several weeks. The Company cannot provide assurance that it will be successful in pursuing this alternative. Should the business combination not be approved, TRL would be operating at a capital level that is below the regulatory minimums as designated by the BMA. As such, TRL could be subject to significant additional regulatory oversight or, in the event that such oversight did not satisfy the BMA, placed into liquidation.

Tower has in place several intercompany reinsurance transactions between its U.S. based insurance subsidiaries and its Bermuda based insurance subsidiaries. The U.S. based insurance subsidiaries have historically reinsured on a quota share basis obligations to CastlePoint Re. The 2013 obligations that CastlePoint Re assumes from the U.S. based insurance subsidiaries are then retroceded to TRL. In addition, CastlePoint Re also entered into a loss portfolio transaction with TRL where its reserves associated with the U.S. insurance subsidiary business for underwriting years prior to 2013 were all transferred to TRL. Therefore, TRL recorded $175 million of reserve strengthening on its balance sheet as of June 30, 2013 and, consequently, the financial result of such development was a reduction in the capital of TRL to $8.3 million at June 30, 2013. In addition TRL is required to collateralize the additional $175 million of assumed reserves in a trust for the benefit of TICNY, the lead pool company of the U.S. insurance companies. TRL had unencumbered liquid assets of $96 million at June 30, 2013, and during October of 2013, TRL commuted two reinsurance treaties which provided an additional $79 million in unencumbered assets.

The funding of the trust to support TICNY’s reinsurance recoverable has not yet occurred and requires approval by the BMA. The Company provides no assurance that it will be successful in finalizing the business combination or in funding the trust. If the trust funding is not approved, 1) the statutory capital of TICNY would be at a level that could result in the New York Department of Financial Services placing TICNY under regulatory control; and 2) Tower Group, Inc. could violate the revised debt covenants of the bank credit facility at December 31, 2013, which violation, if not waived, would result in a cross default of our convertible notes. Statutory capital and surplus would be further reduced by whatever amounts are due from CastlePoint Re or from TRL that are not supported by assets held in trust. At June 30, 2013, all other U.S. based insurance subsidiaries maintained capital and surplus above company action level.

Two insurance subsidiaries that do not constitute “significant subsidiaries” of the Company under Regulation S-X are in discussions with the insurance regulatory authority in their state of domicile with respect to the imposition of restrictions on the operation of their businesses. These discussions may result in such subsidiaries’ agreeing to provide the regulatory authority with increased information with respect to their business, operations and financial condition, as well as limitations on payments and transactions outside the ordinary course of business and material changes in their management and related matters.

Liquidity

TGI is the obligor under the bank credit facility agreement dated as of February 15, 2012, as amended, with Bank of America, N.A. and other lenders mentioned therein ($70 million outstanding as of June 30, 2013) and the Convertible Senior Notes (“Notes”) due September 2014 ($150 million par amount outstanding as of June 30, 2013). The indebtedness of TGI is guaranteed by Tower Group International, Ltd. (“TGIL”).

TGI amended its credit facility on October 11, 2013, and agreed to several restrictions under the credit facility, including:

•	To not enter into any new borrowings under the credit facility;

•	To pledge to the lending banks any proceeds of new capital raises by TGI or TGIL until such time as the credit facility is paid in full;

•	To pledge to the lending banks proceeds from any sales of assets occurring at TGI; and

•	To submit to regulatory authorities, as appropriate, a request for approval to pledge the capital stock of the U.S. based and Bermuda based insurance subsidiaries.

In addition, the following financial covenants are included in the credit facility:

•	Minimum consolidated Net Worth is the greater of $553,400,000 or 90 % of Consolidated Net Worth as of June 30, 2013; this covenant increases by 90% of any new capital plus 50% of Net Income above $20,000,000;

•	Debt to capitalization ratio limit of 46%;

•	Minimum risk based capital ratio of 175% at December 31, 2013 for Tower Insurance Company of New York and any other insurance subsidiary that exceeds 10% of the consolidated statutory surplus of all insurance subsidiaries;

•	Bermuda enhanced minimum capital requirement of 150% for CastlePoint Re at December 31, 2013 and 110% for TRL;

•	Minimum statutory surplus for all insurance companies of the greater of $419,000,000 or 85% of Combined Surplus at June 30, 2013; and

•	Independent accountant’s annual report shall not be subject to any “going concern” or like qualification or exception. This financial covenant will remain in effect for the year ending December 31, 2013. Although the independent accountant’s report on the consolidated financial statements for the years ended December 31, 2010, 2011 and 2012 contains a “going concern” explanatory paragraph, on November 14, 2013, the Company received a waiver from the lenders under the credit facility in respect of such “going concern” paragraph.

Tower currently is in compliance with all covenants contained in the credit facility.

The credit facility matures on May 30, 2014, at which point any unpaid balance becomes due.

The Company is evaluating potential opportunities to raise additional capital in private sales transactions as well as through other strategic alternatives currently being considered by TGIL’s Board of Directors, and intends to liquidate certain investments at TGI to repay the credit facility. Should the Company default on the credit facility and should such default not be waived by the credit banks, it would cause an acceleration of the maturity of the Notes, and such notes would become due concurrently with the unpaid balance on the credit facility.

The Company’s plan to repay the Notes includes a combination of using proceeds from the sale of assets held at TGI as well as using proceeds generated by future strategic alternatives being evaluated by TGIL’s Board of Directors, and to the extent necessary, issuing debt and/or equity securities to pay down the principal of the Notes. To the extent that such asset sales and debt securities issuances are not executed or are not successful, the Company may seek to sell certain of its operating assets to satisfy this obligation. The Company cannot currently provide assurance that it will be successful in finalizing the liquidation of the assets held at TGI, issuing new debt and/or equity securities or selling certain of its operating assets.

As of June 30, 2013, there are $235 million of subordinated debentures outstanding. The subordinated debentures do not have financial covenants that would cause an acceleration of their stated maturities. The earliest stated maturity date is on a $10 million debenture, with a stated maturity in May 2033. The Company has the ability to defer interest payments on its subordinated debentures for up to twenty quarters.

There are currently no commitments or assurances to raise additional capital, execute on any strategic alternatives or to liquidate certain investments at prices sufficient to liquidate the credit facility. In addition, there can be no guarantees that the Company will be able to remedy current statutory capital deficiencies in certain insurance subsidiaries or maintain adequate levels of statutory capital in the future. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern. Should the Company no longer continue to support its capital or liquidity needs, or should the Company be unable to successfully execute the above mentioned initiatives, the above items would have a material adverse effect on its business, results of operations and financial position.

The Company and certain of its senior officers have been named as defendants in several class action lawsuits instituted against them by certain shareholders.

Merger Transaction with Canopius Holdings Bermuda Limited

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

On March 13, 2013, Canopius Bermuda and TGI consummated the transaction contemplated by the Merger Agreement (the “Merger Transaction”). Canopius Bermuda was re-named Tower Group International, Ltd. and became the ultimate parent company of TGI, with TGI becoming its indirect wholly-owned subsidiary. Pursuant to the terms of the Merger Agreement, among other things, (i) 100% of the issued and outstanding shares of TGI common stock was cancelled and automatically converted into the right to receive 1.1330 common shares of the Company, par value $0.01 per share (the “Common Shares”), (ii) each outstanding option to acquire TGI common stock, whether vested or unvested and whether granted under TGI’s 2008 Long-Term Equity Compensation Plan or otherwise, automatically vested, free of any forfeiture conditions, and constituted a fully vested option to acquire that number of Common Shares (rounded down to the nearest whole number) equal to the number of shares of TGI common stock subject to such option multiplied by 1.1330, on the same terms and conditions (other than vesting and performance conditions) as were applicable to such TGI stock option immediately prior to the Merger Transaction, with the exercise price of such option adjusted to be the original exercise price divided by 1.1330, and (iii) substantially all issued and outstanding shares of TGI restricted stock, whether granted under TGI’s 2008 Long-Term Equity Compensation Plan or otherwise, automatically vested, free of any forfeiture conditions, and was converted into the right to receive, as soon as reasonably practicable after the effective time, 1.1330 Common Shares.

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

For a summary of the Company’s revenue, expenses and underwriting income (pre-tax income for Insurance Services) by reportable business segment, see “Note 22 – Segment Information” of the notes to the Company’s consolidated financial statements.

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

The following shows fee income for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
($ in millions)	2012	2011	2010

Management fee income	$30.2	$29.3	$17.8
Other revenue	3.4	1.6	2.1

Products and Services

Our diversified business platform allows us to provide a broad range of products. Our products include the following:

—	Commercial Multiple-peril Packages. Coverage offered under our commercial package and business owners policies combines property, liability (including general liability and products and completed operations), business interruption, equipment breakdown, fidelity and inland marine coverages tailored for commercial businesses and enterprises. Commercial packages and business owners policies are offered by our Commercial Insurance segment.

—	Other Liability. In our Commercial Insurance and Personal Insurance segments, we write liability policies for individuals and business owners including mono line commercial general liability (generally for risks that do not have property exposure or whose property exposure is insured elsewhere) and commercial umbrella policies. Also, in our Commercial Insurance segment, we write General Liability policies for businesses in programs that are tailored to narrowly defined industry classes.

—

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

—	Commercial Automobile. In our Commercial Insurance segment, we write coverage for automobiles by providing automobile liability, physical damage insurance including commercial and personal automobile policies for both fleet and non-fleet risks (our personal automobile business is described in the bullet below). We write commercial automobile policies that focus on business automobiles and small trucks for businesses other than transportation companies as well as for trucking businesses and other specialty transportation businesses.

—	Fire and Allied Lines and Inland Marine. We write fire and allied lines policies for individuals and businesses. Individual dwelling policies generally include personal property with optional liability coverage that provides an alternative to the homeowners policy for the personal lines customer. Commercial fire and allied lines policies provide protection for damage to commercial buildings and their contents, and these policies may be utilized in selected circumstances as an alternative to a commercial package policy. We write inland marine insurance protection for the property of businesses that is not at a fixed location, for items of personal property that are easily transportable, and for properties that are under construction. Coverages offered typically include builders risk, contractors’ equipment and installation, domestic transit and transportation, fine arts, property floaters and leased property. These products are offered by our Commercial Insurance and Personal Insurance segments through their respective distribution systems.

—	Personal Package. The personal package policy provides our agents with a differentiated product and provides our customers with the convenience and security of covering their home, automobile, umbrella and supplemental coverages with one insurance policy and one bill.

—	Homeowners and Personal Dwellings. Our homeowners policy is a multiple-peril policy, providing property and liability coverages for one- and two-family, owner-occupied residences. We provide additional coverage to the homeowner for personal umbrella and personal inland marine.

—	Personal Automobile. Our personal automobile policies provide coverage for liability and physical damage. Auto Liability covers Bodily Injury to others, damage to others’ property and the legal defense costs resulting from an accident caused by our insured. Physical Damage provides coverage to vehicles that have suffered losses from collision, theft, fire, vandalism or other causes.

Gross premiums written by product line for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year ended December 31,
($ in millions)	2012	2011	2010

Tower
Commercial multiple-peril	$477.9	$418.7	$366.6
Commercial other liability	139.6	179.6	157.0
Workers’ compensation	419.0	359.4	283.4
Commercial automobile	193.1	229.9	204.7
Fire and allied lines and inland marine	64.7	48.7	38.9
Homeowners and umbrella	336.0	267.3	234.2
Personal automobile	125.4	98.0	99.8

Total Tower	1,755.7	1,601.6	1,384.6

Reciprocals
Fire and allied lines and inland marine	14.2	12.7	-
Homeowners and umbrella	90.1	86.7	52.0
Personal automobile	111.1	109.9	59.8

Total Reciprocals	215.4	209.3	111.8

Consolidated totals	$1,971.1	$1,810.9	$1,496.4

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

East Zone
New England Region		Mid-Atlantic Region		Southeast Region
Connecticut	New Hampshire	Delaware	New Jersey	Alabama	North Carolina
Maine	Rhode Island	District of Columbia	New York	Florida	South Carolina
Massachusetts	Vermont	Maryland	Pennsylvania	Georgia	Tennessee
				Mississippi	Virginia
West Virginia
West Zone
Midwest Region		Southwest Region		West Region
Illinois	Minnesota	Arkansas	New Mexico	Alaska	Idaho
Indiana	Missouri	Colorado	Oklahoma	Arizona	Montana
Iowa	North Dakota	Kansas	Texas	California	Nevada
Kentucky	Ohio	Louisiana	Utah	Hawaii	Oregon
Michigan	South Dakota	Nebraska	Wyoming		Washington
Wisconsin

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

In 2013, for programs that we have terminated, we are assigning claims to a special unit within the claims department. This department will review claims audits that will be performed on all terminated programs, and will also revalidate on a claim by claim basis the sufficiency of case reserves. As the Company experienced reserve strengthening associated with many of its terminated programs in 2012, the Company is initiating this run-off claims unit to mitigate future reserve strengthening.

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

Loss reserves represent our best estimate, at a given point in time, of the unpaid ultimate settlement and administration cost of claims incurred. For workers’ compensation, our reserves are discounted for claims that are settled or expected to be settled as long-term annuity payments, and as of December 31, 2012 the total amount of this discount was $8.4 million, which relates to $393.9 million in total net reserves for workers’ compensation. To estimate loss reserves, we utilize information from our pricing analyses, actuarial analysis of claims experience by product and segment, and relevant insurance industry information such as loss settlement patterns for the type of business being reserved.

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

A reconciliation of loss and LAE reserves from the beginning of the year to the end of the year for the three years ended December 31, 2012, 2011 and 2010 is included in the footnotes to the financial statements included in this Form 10-K/A.

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

The first line of the table shows, for the years indicated, our net reserve liability including the reserve for incurred but not reported losses as originally estimated. For example, as of December 31, 2002 we estimated that $15.5 million would be a sufficient reserve to settle all claims not already settled that had occurred prior to December 31, 2002 whether reported or unreported to us. The next section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. For example, with respect to the net losses and loss expense reserve of $15.5 million as of December 31, 2002, by December 31, 2012 (ten years later) $19.6 million had actually been paid in settlement of the claims (including the impact of reinsurance commutations).

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

The “cumulative redundancy/ (deficiency)” represents, as of December 31, 2012, the difference between the latest re-estimated liability and the reserves as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For example, as of December 31, 2012 and based upon updated information, we re-estimated that the reserves which were established as of December 31, 2011 had a $79.4 million deficiency as compared to the original net liability estimated at December 31, 2011.

The bottom part of the table shows the impact of reinsurance reconciling the net reserves shown in the upper portion of the table to gross reserves.

	Year ended December 31,
($ in millions)	2002	2003	2004	2005	2006	2007	2008	2009	2010 (revised)	2011 (restated)	2012 (restated)

Original Net Liability	15.5	24.4	36.9	101.7	192.5	311.7	312.8	932.3	1,333.4	1,339.9	1,436.2
Cumulative payments as of:
One year later	4.1	7.5	10.9	13.7	49.5	102.4	111.4	415.6	674.2	637.3
Two years later	6.7	11.9	4.5	36.7	90.9	163.8	178.4	492.6	868.2
Three years later	9.1	2.9	16.8	60.6	120.0	205.7	210.1	769.6
Four years later	4.5	11.7	30.2	73.9	137.7	229.1	262.3
Five years later	8.9	17.8	34.9	82.1	144.9	258.2
Six years later	11.7	20.8	39.1	87.2	158.5
Seven years later	13.4	24.4	39.5	95.3
Eight years later	14.9	24.9	41.8
Nine years later	15.5	30.0
Ten years later	19.6

Net liability re-estimated as of:
One year later	15.6	24.2	36.6	101.0	191.1	303.9	312.5	943.0	1,333.5	1,419.2
Two years later	14.7	24.8	40.7	101.5	178.3	288.1	326.0	983.3	1,325.8
Three years later	16.5	29.0	48.3	99.5	171.4	293.0	347.5	980.1
Four years later	19.6	36.2	45.3	96.6	173.4	303.5	333.8
Five years later	25.1	33.6	40.2	97.9	176.0	296.9
Six years later	23.0	27.9	41.6	102.6	173.4
Seven years later	17.0	29.8	43.6	103.0
Eight years later	18.1	31.9	44.8
Nine years later	20.6	33.0
Ten years later	21.6
Cumulative Net redundancy/ (deficiency)	(6.1)	(8.6)	(7.9)	(1.3)	19.1	14.8	(21.0)	(47.8)	7.7	(79.4)
Reinsurance Commutations	8.0	10.3	10.2	10.3	-	-	-	-	-	-
Cumulative net redundancy/ (deficiency) excluding
Reinsurance Commutations	1.8	1.7	2.4	9.0	19.1	14.8	(21.0)	(47.8)	7.7	(79.4)

Net reserves	15.5	24.4	36.9	101.7	192.5	311.7	312.8	932.3	1,333.4	1,339.9	1,436.2
Ceded reserves	50.2	75.1	91.8	97.0	110.0	189.5	222.2	199.7	277.0	292.2	459.5

Gross reserves	65.7	99.5	128.7	198.7	302.5	501.2	535.0	1,132.0	1,610.4	1,632.1	1,895.7

Net re-estimated	21.6	33.0	44.8	103.0	173.4	296.9	333.8	980.1	1,325.8	1,419.2
Ceded re-estimated	48.7	70.6	85.6	85.1	93.7	173.5	230.5	211.9	343.1	353.1

Gross re-estimated	70.3	103.6	130.4	188.1	267.1	470.4	564.3	1,192.0	1,668.8	1,772.3

Cumulative gross redundancy/ (deficiency)	(4.6)	(4.1)	(1.7)	10.6	35.5	30.8	(29.3)	(60.0)	(58.4)	(140.2)

(1)	The cumulative payments, net liabilities and net deficiencies are affected by commutations. We commuted several reinsurance treaties in 2002. These commutations had the effect of lowering the cumulative payments by $8.0 million in 2002, $10.3 million in 2003, $10.2 million in 2004 and $10.3 million in 2005
(2)	The net reserve increases reflected in the above table for 2008, 2009 and 2012 resulted primarily from reserve strengthening in the workers’ compensation, commercial multi-peril liability, other liability, and auto liability lines partially offset by favorable development in the property lines and by favorable changes to unallocated loss adjustment expense reserves. The net reserve decrease for 2010 is primarily due to favorable development in personal lines, partially offset by reserve strengthening in commercial lines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.
(3)	Reciprocal Exchanges net reserves of $125.0 million and $83.4 million are included in the ending reserves at December 31, 2011 and 2012, respectively.

Analysis of Reserves

The following table shows our estimated net outstanding case loss reserves and IBNR for loss and LAE by line of business as of December 31, 2012 and 2011:

	2012			2011
	Case Loss Reserves	IBNR	Total	Case Loss Reserves	IBNR	Total
($ in millions)		(restated)	(restated)		(restated)	(restated)

Tower
Commercial multiple-peril	$210.4	$139.3	$349.7	$192.2	$111.3	$303.5
Commercial other liability	134.3	84.7	219.0	115.7	106.0	221.7
Workers’ compensation	228.8	165.1	393.9	168.5	110.5	279.0
Commercial automobile	114.7	102.8	217.5	109.3	73.9	183.2
Fire and allied lines	16.2	1.1	17.3	8.0	2.7	10.7
Homeowners and umbrella	38.8	38.5	77.3	69.9	33.4	103.3
Personal automobile	54.3	23.8	78.1	82.2	31.3	113.5

Total Tower	797.5	555.3	1,352.8	745.8	469.1	1,214.9

Reciprocal Exchanges
Fire and allied lines	1.4	2.0	3.4	4.0	4.2	8.2
Homeowners and umbrella	2.5	6.2	8.7	10.8	18.6	29.4
Personal automobile	49.7	21.6	71.3	59.5	27.9	87.4

Total Reciprocal Exchanges	53.6	29.8	83.4	74.3	50.7	125.0

Consolidated total, all lines	$851.1	$585.1	$1,436.2	$820.1	$519.8	$1,339.9

In 2012, we recognized reserve strengthening in our net losses from prior accident years of $79.2 million, comprised of $88.1 million reserve strengthening excluding the reciprocals and $8.9 million favorable development in the Reciprocal Exchanges. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

We carefully monitor our gross, ceded and net loss reserves by segment and line of business to ensure that they are adequate, since a deficiency in reserves may result in or indicate inadequate pricing on our products and may impact our financial condition.

The following table shows the net loss and LAE ratios by line of business for the years ended December 31, 2012, 2011 and 2010:

	2012			2011			2010
	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total
	(restated)		(restated)	(restated)		(restated)	(revised)		(revised)

Commercial multiple-peril	70.1%	n/a	70.1%	64.6%	n/a	64.6%	59.6%	n/a	59.6%
Commercial other liability	45.8%	n/a	45.8%	63.2%	n/a	63.2%	59.4%	n/a	59.4%
Workers’ compensation	82.4%	n/a	82.4%	74.4%	n/a	74.4%	55.8%	n/a	55.8%
Commercial automobile	86.5%	n/a	86.5%	71.9%	n/a	71.9%	75.8%	n/a	75.8%
Fire and allied lines	76.1%	-14.8%	71.4%	78.6%	34.2%	76.0%	40.6%	18.6%	28.6%
Homeowners and umbrella	69.9%	57.6%	67.8%	65.0%	64.8%	65.0%	47.4%	59.1%	51.4%
Personal automobile	78.5%	77.9%	78.2%	62.7%	52.6%	58.2%	68.5%	79.2%	74.4%

All lines	74.1%	66.7%	73.4%	69.1%	55.8%	67.6%	60.7%	66.3%	61.1%

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

	Range of Reserve Estimates
($ in millions)	High (restated)	Low (restated)	Carried (restated)

Tower
Commercial multiple-peril	$432.1	$327.3	$349.7
Commercial other liability	285.4	196.8	219.0
Workers’ compensation	530.7	374.9	393.9
Commercial automobile	271.4	200.0	217.4
Fire and allied lines	21.3	16.5	17.3
Homeowners and umbrella	104.0	71.8	77.4
Personal automobile	83.9	63.0	78.1

Total Tower	$1,728.8	$1,250.3	$1,352.8

Reciprocal Exchanges
Fire and allied lines	4.2	3.2	3.4
Homeowners and umbrella	10.5	8.2	8.7
Personal automobile	75.4	57.5	71.3

Total Reciprocal Exchanges	90.1	68.9	83.4

Consolidated total	$1,818.9	$1,319.2	$1,436.2

If the Company had recorded reserves at the high end of the range, net reserves would have increased by $382.7 million, or 26.6%. If the Company had recorded reserves at the low end of the range, net reserves would have decreased by $116.9 million, or 8.1%.

While our reserves are set based upon our current best estimates, there are no assurances that future loss development and trends will be consistent with our past loss development history or those estimates, and so reserve strengthening remains a risk factor to our business. See “Risk Factors—Risks Related to Our Business—If our actual loss and LAE exceed our loss and LAE reserves, our financial condition and results of operations could be significantly adversely affected.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Loss and Loss Adjustment Expense Reserves.”

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

The Company’s investment strategy is intended to manage investment risk based on the organization’s ability to accept such risk. The investment strategy is intended to:

—	Maintain adequate liquidity and capital to meet the organization’s responsibility to policyholders;

—	Provide a consistent level of income to support the Company’s profitability and contribute to the growth of capital;

—	Seek to grow the value of assets over time, thereby increasing the Company’s capital strength; and

—	Mitigate investment risk, including managing duration, credit quality, market and currency risk and issuer and industry concentrations.

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

On October 8, 2013, A.M. Best lowered Tower’s issuer credit, as well as its financial strength ratings, from “A-” (Excellent) to “B++” (Good). The ratings remain under review with negative implications pending further discussions between A.M. Best and Tower’s management.

Our insurance subsidiaries and our holding company are also rated by Fitch Ratings Ltd. On October 7, 2013, Fitch downgraded Tower’s Issuer Default Rating from “BBB” to “B” and Tower’s insurance subsidiaries’ Insurer Financial Strength ratings from “A-” to “BB”. The ratings will continue to remain on negative watch until, at the earliest, the completion of Tower’s exploration of strategic alternatives. Insurer Financial Strength Ratings assess the ability of an insurer to meet policyholder and related obligations, relative to the “best” credit risk in a given country across all industries and obligation types. Fitch Ratings’ Issuer Default Ratings provide an opinion on the relative ability of an entity to meet financial commitments, such as interest, preferred dividends, repayment of principal, insurance claims or counterparty obligations.

Our insurance subsidiaries and the Reciprocal Exchanges are also rated by Demotech, Inc. (“Demotech”). On October 7, 2013, Demotech lowered its rating on TICNY and three other U.S. based insurance subsidiaries (Kodiak Insurance Company, Massachusetts Homeland Insurance Company and York Insurance Company of Maine) from A’ (A prime) to A (A exceptional). In addition, Demotech removed its previous A’ (A prime) rating on six other U.S. based insurance subsidiaries (CastlePoint Florida Insurance Company, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company, North East Insurance Company and Preserver Insurance Company). Demotech also affirmed its A ratings on Adirondack Insurance Exchange, New Jersey Skylands Insurance Association, New Jersey Skylands Insurance Company and Mountain Valley Indemnity Company. Demotech’s rating process is designed to provide an objective baseline for assessing solvency which in turn provides insight into changes in financial stability. Demotech’s Financial Stability Ratings are based upon a series of quantitative ratios and qualitative considerations which together comprise a Financial Stability Analysis Model.

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

Two insurance subsidiaries that do not constitute “significant subsidiaries” of the Company under Regulation S-X are in discussions with the insurance regulatory authority in their state of domicile with respect to the imposition of restrictions on the operation of their businesses. These discussions may result in such subsidiaries’ agreeing to provide the regulatory authority with increased information with respect to their business, operations and financial condition, as well as limitations on payments and transactions outside the ordinary course of business and material changes in their management and related matters.

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

In 2012, six of Tower’s insurance subsidiaries and one of the Reciprocal Exchange entities had three or more ratios departing from the Usual Values. All other Tower insurance subsidiaries had none, one or two ratios departing from the Usual Values.

The common ratios outside the Usual Values for Tower’s insurance subsidiaries were the following: (i) two-year overall operating ratio, (ii) gross change in policyholders’ surplus, (iii) change in adjusted policyholders’ surplus, (iv) adjusted liabilities to liquid assets, and (v) estimated current reserve deficiency to policyholders’ surplus. These insurance subsidiaries’ ratios outside the Usual Values were driven primarily by the reserve strengthening the Company recorded in the first and second quarters of 2012 and losses from Superstorm Sandy in the fourth quarter of 2012.

Two Reciprocal Exchange entities experienced catastrophe losses from Superstorm Sandy, which resulted in the following ratios to be outside the Usual Values: (i) two-year overall operating ratio, and (ii) change in adjusted policyholders’ surplus. The third Reciprocal Exchange entity’s ratios outside the Usual Values include: (i) change in net premiums written, (ii) two-year overall operating ratio, (iii) investment yield, and (iv) estimated current reserve deficiency to policyholders’ surplus.

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

In none of the past five years has the assessment in any year levied against our insurance subsidiaries been material. Property and casualty insurance company insolvencies or failures may result in additional security fund assessments to our insurance subsidiaries at some future date. At this time we are unable to determine the impact, if any such assessments may have on the consolidated financial position or results of operations. We have established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings and assessments by the various workers’ compensation funds. See “Note 18 —Contingencies” in the notes to our audited consolidated financial statements included elsewhere in this report.

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

Item 3.  Legal Proceedings

On August 20, 2013, Robert P. Lang, a purported shareholder of Tower Group International Ltd. (“Tower”), filed a purported class action complaint (the “Lang Complaint”) against Tower and certain of its officers in the United States District Court for the Southern District of New York. The Lang Complaint alleges that Tower and certain of its officers violated federal securities laws and seeks unspecified damages. On September 3, 2013, a second purported shareholder class action complaint was filed by Dennis Feighay, another purported Tower shareholder, containing similar allegations to those set forth in the Lang Complaint (the “Feighay Complaint”). On October 4, 2013, a third complaint was filed by Sanju Sharma (the “Sharma Complaint”). The Sharma Complaint names as defendants Tower and certain of its officers, and purports to be asserted on behalf of a plaintiff class who purchased Tower stock between May 10, 2011 and September 17, 2013. On October 18, 2013, an amended complaint was filed in the Sharma case (the “Sharma Amended Complaint”). The Sharma Amended Complaint alleges additional false and misleading statements, and purports to be asserted on behalf of a plaintiff class who purchased Tower stock between March 1, 2011 and October 7, 2013. On October 21, 2013, a number of motions were filed seeking to consolidate the shareholder class actions into one matter and for appointment of a lead plaintiff. The Company believes that it is not probable that the Lang and Feighay Complaints and the Sharma Amended Complaint will result in a loss, and that the amount of any loss cannot reasonably be estimated.

On October 18, 2013, Cinium Financial Services Corporation (“Cinium”) and certain other affiliated parties (collectively, “Plaintiffs”) filed a complaint against, among others, Tower, CastlePoint Insurance Company (“CastlePoint”), an indirect wholly owned subsidiary of Tower, and certain officers of Tower (the “Cinium Complaint”) in New York State Supreme Court. CastlePoint is a party to a Securityholders’ Agreement, dated as of June 14, 2012 (the “Securityholders’ Agreement”), among certain parties including Plaintiffs, and is also the holder of a senior note issued by Cinium dated May 15, 2012 that is convertible into shares of Cinium common stock (the “Senior Note”). Plaintiffs seek, among other things, (i) a declaratory judgment that CastlePoint has no right to exercise any control over Cinium under the Securityholders’ Agreement or to convert the Senior Note without prior regulatory approval; (ii) rescission of the Senior Note and Securityholders’ Agreement based on alleged fraudulent misrepresentations by Tower at the time these agreements were entered into; and (iii) damages of $150 million for alleged breach of fiduciary duties to Cinium and its shareholders by certain directors. The Company believes that it is not probable that the Cinium Complaint will result in a loss, and that the amount of any loss cannot reasonably be estimated.

From time to time, the Company is involved in other various legal proceedings in the ordinary course of business. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on its business, results of operations or financial condition.

Item 6. Selected Consolidated Financial Information

The selected consolidated income statement data for the years ended December 31, 2012, 2011 and 2010, and the balance sheet data as of December 31, 2012 and 2011 are derived from our audited financial statements included elsewhere in this document, which have been prepared in accordance with GAAP. You should read the following selected consolidated financial information along with the information contained in this document, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Form 10-K/A. The financial information in these tables has been updated to reflect the restatements and revisions made to our previously issued financial statements. See Note 2 to the consolidated financial statements for more detail.

		Year ended December 31,
($ in millions, except per share amounts)		2012 (restated)		2011 (restated)		2010 (revised)	2009 (revised)	2008

Income Statement Data
Gross premiums written	$	1,971.1	$	1,810.9	$	1,496.4	$1,070.7	$634.8
Ceded premiums written		231.7		172.3		182.3	184.5	290.8

Net premiums written		1,739.4		1,638.6		1,314.1	886.2	344.0

Net premiums earned		1,721.9		1,593.9		1,292.7	854.7	314.6
Ceding commission revenue		32.3		34.0		39.3	42.7	79.1
Insurance services revenue		3.4		1.6		2.2	5.1	68.2
Policy billing fees		12.6		10.5		6.3	3.0	2.3
Net investment income		127.2		126.5		107.3	74.9	34.6
Net realized gains (losses) on investments		25.5		9.4		14.7	0.3	(14.4)

Total revenues		1,922.9		1,775.8		1,462.3	980.7	484.4
Losses and loss adjustment expenses		1,263.8		1,077.0		789.7	475.5	162.7
Operating expenses:
Direct and ceding commission expenses		359.3		309.8		267.9	204.7	132.5
Other operating expenses (1)		317.5		284.9		229.8	157.4	94.5
Acquisition-related transaction costs		9.2		0.4		2.4	14.0	-
Interest expense		32.6		34.3		24.2	17.6	8.4

Total expenses		1,982.4		1,706.3		1,314.0	869.3	398.1
Other income
Earnings in unconsolidated affiliate		(1.5)		-		-	(0.8)	0.3
Gain on investment in acquired unconsolidated affiliate		-		-		-	7.4	-
Gain on bargain purchase		-		-		-	12.7	-

Income (loss) before income taxes		(61.0)		69.5		148.4	130.7	86.6
Income tax expense (benefit)		(29.1)		14.1		49.6	42.5	32.8

Net income (loss)	$	(31.9)	$	55.4	$	98.8	$88.2	$53.8
Less: Net income (loss) attributable to Noncontrolling Interests		2.3		11.0		(6.1)	-	-

Net income (loss) attributable to Tower Group, Inc.	$	(34.2)	$	44.4	$	104.8	$88.2	$53.8

Per Share Data (6)
Basic earnings (loss) per share attributable to Tower stockholders (5)	$	(0.81)	$	0.96	$	2.13	$2.05	$2.04
Diluted earnings (loss) per share attributable to Tower stockholders	$	(0.81)	$	0.96	$	2.12	$2.04	$2.02
Weighted average outstanding (in thousands):
Basic		42,902		45,226		48,561	44,598	26,388
Diluted		42,902		45,337		48,772	44,844	26,608
Selected Insurance Ratios

Net loss ratio (2)		73.4%		67.6%		61.1%	55.6%	51.7%
Net underwriting expense ratio (3)		36.4%		34.4%		35.6%	35.0%	31.7%

Net combined ratio (4)		109.8%		102.0%		96.7%	90.6%	83.4%

	As of December 31,
($ in millions, except per share amounts)	2012 (restated)	2011 (restated)	2010 (revised)	2009	2008

Summary Balance Sheet Data
Cash and cash equivalents	$102.3	$114.1	$140.2	$175.2	$146.6
Investments	2,553.5	2,587.4	2,474.5	1,896.8	541.0
Premiums receivable	412.0	416.4	402.0	291.1	212.7
Reinsurance recoverable	477.1	315.7	294.8	214.1	272.6
Deferred acquisition costs, net	181.2	168.9	164.1	126.3	28.4
Intangible assets	106.8	114.9	123.8	53.4	20.5
Goodwill	241.5	241.5	241.5	241.5	19.0
Total assets	4,711.8	4,417.5	4,179.2	3,243.4	1,555.2
Loss and loss adjustment expenses	1,895.7	1,632.1	1,610.4	1,132.0	535.0
Unearned premium	921.3	893.2	872.0	658.9	328.8
Debt	449.7	426.9	374.3	235.1	101.0
Tower Group Inc. stockholders’ equity	950.1	1,009.8	1,035.0	1,012.2	317.6

Per Share Data:(6)
Book value per share(5)	$21.83	$24.34	$22.02	$19.86	$12.01
Dividends declared per share-common stock	$0.66	$0.61	$0.34	$0.23	$0.18

(1)	Includes insurance contract acquisition expenses and other underwriting expenses (which are general administrative expenses related to underwriting operations in our insurance subsidiaries), other insurance services expenses (which are general administrative expenses related to insurance services operations) and other corporate related expenses.

(2)	The net loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

(3)	The net underwriting expense ratio is calculated by dividing net underwriting expenses (consisting of direct commission expenses and other underwriting expenses net of policy billing fees and ceding commission revenue) by net premiums earned.

(4)	The net combined ratio is the sum of the net loss ratio and the net underwriting expense ratio.

(5)	Book value per share is based on Tower Group, Inc. stockholders’ equity divided by common shares outstanding at year end.

(6)	Per Share Data has been retroactively restated to reflect the Company’s reverse acquisition with Canopius Holdings Bermuda Limited, which was completed on March 13, 2013. This reverse acquisition resulted in shareholders converting their shares at a 1.1330 conversion ratio.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated audited financial statements and accompanying notes which appear elsewhere in this Form 10-K/A. It contains forward-looking statements that involve risks and uncertainties. See “Business—Note on Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K/A, particularly under the headings “Business—Risk Factors” and “Business—Note on Forward-Looking Statements” and the Original Form 10-K under the heading “Risk Factors.”

Certain items within Management’s Discussion and Analysis have been restated for the matters discussed in the Explanatory Note.

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

Our commercial lines products include commercial multiple-peril (provides both property and liability insurance), mono line general liability (insures bodily injury or property damage liability), commercial umbrella, mono line property (insures buildings, contents or business income), workers’ compensation, fire and allied lines, inland marine, commercial automobile policies and assumed reinsurance. Our personal lines products consist of homeowners, personal automobile and umbrella policies.

In our Insurance Services segment, we generate management fees primarily from the services provided by management companies to the Reciprocal Exchanges and other fees generated by the managing general agencies.

Acquisitions

See “Note 5 – Acquisitions” in the consolidated financial statements for more detail on each of the acquisitions discussed below.

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

Principal Revenue and Expense Items

We generate revenue from four primary sources:

—	Net premiums earned;
—	Ceding commission revenue;
—	Insurance Service revenue; and
—	Net investment income and realized gains and losses on investments.

We incur expenses from four primary sources:

—	Losses and loss adjustment expenses;
—	Operating expenses;
—	Interest expense; and
—	Income taxes.

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

Income taxes. We pay Federal, state and local income taxes and non income-related other taxes.

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

	Year Ended December 31,
($ in thousands)	2012 (restated)	2011 (restated)	2010 (revised)

Operating income (loss)	$(33,934)	$40,285	$97,335
Net realized gains (losses) on investments attributable to Tower Group, Inc.	12,245	6,980	14,910
Acquisition-related transaction costs	(9,229)	(360)	(2,369)
Income tax	(3,316)	(2,470)	(5,046)

Net income (loss) attributable to Tower Group, Inc.	$(34,234)	$44,435	$104,830

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

Impairment of invested assets. Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. We regularly review our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, we consider, among other criteria:

—	the overall financial condition of the issuer;
—	the current fair value compared to amortized cost or cost, as appropriate;
—	the length of time the security’s fair value has been below amortized cost or cost;
—	specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments;
—	whether management intends to sell the security and, if not, whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis;
—	specific cash flow estimations for fixed-income securities; and
—	current economic conditions.

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

See “Business-Investments” and “Note 7 – Investments” in the notes to consolidated financial statements for additional detail regarding our investment portfolio at December 31, 2012, including disclosures regarding OTTI.

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

Goodwill is not amortized. Rather, it is tested for recoverability at least annually or whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. The Company completed its annual goodwill assessment as of September 30, 2012 for the two individual reporting units that carry goodwill, Commercial Insurance and Personal Insurance. Our Insurance Service reporting unit does not carry goodwill.

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

The first step of the Company’s analysis indicated that the Personal Insurance reporting unit’s fair value exceeded its carrying value by 7%. As such, the second step of the annual impairment assessment was not required. The first step of the Company’s analysis (“Step 1”) for Commercial Insurance indicated that its carrying value exceeded its fair value by 1%. Accordingly, management was required to perform the second step of the goodwill impairment test, which assumes the implied fair value from the Step 1 test is allocated to the fair value of each of the assets and liabilities in the Commercial Insurance reporting unit .In Step 2, the implied value of the Commercial Insurance reporting unit’s goodwill was greater than its goodwill carrying value by approximately $20 million considering an acquisition control premium of 42%; therefore, goodwill was not impaired and no write-down was required; however, the Step 1 comparison indicates a greater risk of future impairment for this reporting unit’s goodwill.

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

Subsequent goodwill assessments could result in impairment due to the impact of a volatile financial market on earnings, discount assumptions, liquidity and market capitalization, as well as our assessment of segment organization upon the completion of the proposed merger with the Canopius Bermuda Operations. Slight changes in the factors we consider when evaluating our goodwill for impairment losses (such as forecasted future cash flows, changes in discount rates or market multiples derived from peer companies) could result in a significant charge for impairment losses reported in our consolidated financial statements. In addition, if our market capitalization decreases, we may be required to record goodwill impairment charges in future periods. See “Note 9 – Goodwill and Intangible Assets” in the notes to consolidated financial statements.

In 2013, as discussed in Item 1. Business, under the caption “Significant Business Developments and Risks and Uncertainties Resulting from Events Occurring in 2013, ” the Company recorded a non-cash charge of $214.0 million to impair the Commercial Insurance reporting unit goodwill.

Consolidating Supplemental Information

The following tables present the consolidating financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010:

	December 31, 2012
($ in thousands)	Tower (restated)	Reciprocal Exchanges (restated)	Eliminations	Total (restated)

Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$2,064,148	$280,563	$-	$2,344,711
Equity securities	140,695	5,563	-	146,258
Short-term investments	4,750	-	-	4,750
Other invested assets	134,986	-	(77,200)	57,786

Total investments	2,344,579	286,126	(77,200)	2,553,505
Cash and cash equivalents	92,487	9,782	-	102,269
Investment income receivable	39,439	2,610	(16,717)	25,332
Investment in unconsolidated affiliate	71,894	-	-	71,894
Premiums receivable	367,760	47,031	(2,746)	412,045
Reinsurance recoverable on paid losses	16,927	2,503	(1,821)	17,609
Reinsurance recoverable on unpaid losses	407,068	55,839	(3,450)	459,457
Prepaid reinsurance premiums	46,120	21,143	(3,340)	63,923
Deferred acquisition costs, net	169,834	11,364	-	181,198
Intangible assets	99,914	6,854	-	106,768
Goodwill	241,458	-	-	241,458
Funds held by reinsured companies	137,545	-	-	137,545
Other assets	357,062	1,559	(19,852)	338,769

Total assets	$4,392,087	$444,811	$(125,126)	$4,711,772

Liabilities
Loss and loss adjustment expenses	$1,759,888	$139,241	$(3,450)	$1,895,679
Unearned premium	818,055	106,556	(3,340)	921,271
Reinsurance balances payable	33,590	11,546	(4,567)	40,569
Funds held under reinsurance agreements	98,081	500	-	98,581
Other liabilities	275,614	58,115	(36,769)	296,960
Deferred income taxes	5,069	19,694	-	24,763
Debt	449,731	77,000	(77,000)	449,731

Total liabilities	3,440,028	412,652	(125,126)	3,727,554

Stockholders’ equity
Common stock	530	-	-	530
Treasury stock	(181,435)	-	-	(181,435)
Paid-in-capital	780,036	9,400	(9,400)	780,036
Accumulated other comprehensive income	82,756	15,525	(15,525)	82,756
Retained earnings	268,171	7,234	(7,234)	268,171
Noncontrolling interests	2,001	-	32,159	34,160

Total stockholders’ equity	952,059	32,159	-	984,218

Total liabilities and stockholders’ equity	$4,392,087	$444,811	$(125,126)	$4,711,772

	December 31, 2011
($ in thousands)	Tower (restated)	Reciprocal Exchanges	Eliminations	Total (restated)

Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$2,153,620	$300,054	$-	$2,453,674
Equity securities	87,479	1,866	-	89,345
Short-term investments	-	-	-	-
Other invested assets	121,547	-	(77,200)	44,347

Total investments	2,362,646	301,920	(77,200)	2,587,366
Cash and cash equivalents	113,432	666	-	114,098
Investment income receivable	33,842	2,978	(10,038)	26,782
Premiums receivable	372,261	44,171	-	416,432
Reinsurance recoverable on paid losses	17,793	6,326	(656)	23,463
Reinsurance recoverable on unpaid losses	280,968	20,134	(8,881)	292,221
Prepaid reinsurance premiums	39,352	14,685	-	54,037
Deferred acquisition costs, net	156,992	11,866	-	168,858
Intangible assets	110,081	4,839	-	114,920
Goodwill	241,458	-	-	241,458
Funds held by reinsured companies	69,755	-	-	69,755
Other assets	322,254	1,410	(15,575)	308,089

Total assets	$4,120,834	$408,995	$(112,350)	$4,417,479

Liabilities
Loss and loss adjustment expenses	$1,495,839	$145,155	$(8,881)	$1,632,113
Unearned premium	790,185	102,991	-	893,176
Reinsurance balances payable	17,328	4,122	(656)	20,794
Funds held under reinsurance agreements	96,726	-	-	96,726
Other liabilities	279,765	35,442	(25,813)	289,394
Deferred income taxes	2,338	18,906	-	21,244
Debt	426,901	77,000	(77,000)	426,901

Total liabilities	3,109,082	383,616	(112,350)	3,380,348

Stockholders’ equity
Common stock	526	-	-	526
Treasury stock	(158,185)	-	-	(158,185)
Paid-in-capital	772,877	7,048	(7,048)	772,877
Accumulated other comprehensive income	63,053	12,840	(12,840)	63,053
Retained earnings	331,480	5,491	(5,491)	331,480
Noncontrolling interests	2,001	-	25,379	27,380

Total stockholders’ equity	1,011,752	25,379	-	1,037,131

Total liabilities and stockholders’ equity	$4,120,834	$408,995	$(112,350)	$4,417,479

	December 31, 2012
($ in thousands)	Tower (restated)	Reciprocal Exchanges (restated)	Eliminations	Total (restated)

Revenues
Net premiums earned	$1,558,204	$163,660	$-	$1,721,864
Ceding commission revenue	18,737	14,564	(966)	32,335
Insurance services revenue	33,570	-	(30,150)	3,420
Policy billing fees	11,901	714	-	12,615
Net investment income	121,908	12,574	(7,317)	127,165
Total net realized investment gains (losses)	12,245	13,231	-	25,476

Total revenues	1,756,565	204,743	(38,433)	1,922,875

Expenses
Loss and loss adjustment expenses	1,154,540	109,218	-	1,263,758
Direct and ceding commission expense	325,906	34,367	(966)	359,307
Other operating expenses	293,458	54,189	(30,150)	317,497
Acquisition-related transaction costs	9,229	-	-	9,229
Interest expense	33,268	6,679	(7,317)	32,630

Total expenses	1,816,401	204,453	(38,433)	1,982,421

Other income (expense)
Equity in income (loss) of unconsolidated affiliate	(1,470)	-	-	(1,470)

Income (loss) before income taxes	(61,306)	290	-	(61,016)
Income tax expense (benefit)	(27,072)	(2,027)	-	(29,099)

Net income (loss)	$(34,234)	$2,317	$-	$(31,917)

Ratios

Net calendar year loss and LAE	74.1%	66.7%		73.4%
Net underwriting expenses	35.5%	44.6%		36.4%
Net Combined	109.6%	111.3%		109.8%

Return on Average Equity	-3.4%

	December 31, 2011
($ in thousands)	Tower (restated)	Reciprocal Exchanges (restated)	Eliminations (restated)	Total (restated)

Revenues
Net premiums earned	$1,406,689	$187,161	$-	$1,593,850
Ceding commission revenue	27,194	6,774	-	33,968
Insurance services revenue	30,873	-	(29,303)	1,570
Policy billing fees	9,961	573	-	10,534
Net investment income	120,083	12,846	(6,455)	126,474
Total net realized investment gains (losses)	6,980	2,414	-	9,394

Total revenues	1,601,780	209,768	(35,758)	1,775,790

Expenses
Loss and loss adjustment expenses	972,567	104,419	-	1,076,986
Direct and ceding commission expense	277,285	32,541	-	309,826
Other operating expenses	261,974	52,176	(29,303)	284,847
Acquisition-related transaction costs	360	-	-	360
Interest expense	34,290	6,455	(6,455)	34,290

Total expenses	1,546,476	195,591	(35,758)	1,706,309

Income (loss) before income taxes	55,304	14,177	-	69,481
Income tax expense (benefit)	10,869	3,182	-	14,051

Net income (loss)	$44,435	$10,995	$-	$55,430

Ratios

Net calendar year loss and LAE	69.1%	55.8%		67.6%
Net underwriting expenses	33.5%	41.3%		34.4%
Net Combined	102.6%	97.1%		102.0%

Return on Average Equity	4.3%

	December 31, 2010
($ in thousands)	Tower (revised)	Reciprocal Exchanges	Eliminations	Total (revised)

Revenues
Net premiums earned	$1,198,878	$93,791	$-	$1,292,669
Ceding commission revenue	37,252	2,051	-	39,303
Insurance services revenue	19,921	-	(17,752)	2,169
Policy billing fees	5,955	300	-	6,255
Net investment income	105,505	5,118	(3,358)	107,265
Total net realized investment gains (losses)	14,910	(257)	-	14,653

Total revenues	1,382,421	101,003	(21,110)	1,462,314

Expenses
Loss and loss adjustment expenses	727,527	62,202	-	789,729
Direct and ceding commission expense	249,519	18,353	-	267,872
Other operating expenses	222,902	24,631	(17,752)	229,781
Acquisition-related transaction costs	2,369	-	-	2,369
Interest expense	24,223	3,358	(3,358)	24,223

Total expenses	1,226,540	108,544	(21,110)	1,313,974

Income (loss) before income taxes	155,881	(7,541)	-	148,340
Income tax expense (benefit)	51,051	(1,463)	-	49,588

Net income (loss)	$104,830	$(6,078)	$-	$98,752

Ratios

Net calendar year loss and LAE	60.7%	66.3%		61.1%
Net underwriting expenses	35.0%	43.5%		35.6%
Net Combined	95.7%	109.8%		96.7%

Return on Average Equity	10.2%

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

Loss and loss adjustment expenses.   The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 73.4% and 67.6% for the years ended December 31, 2012 and 2011, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 74.1% and 69.1% for the years ended December 31, 2012 and 2011, respectively. Severe weather losses added 7.3 points and 5.3 points to the loss ratio excluding the Reciprocal Exchanges in 2012 and 2011, respectively.

Excluding the Reciprocal Exchanges, there was reserve strengthening of $88.1 million for the year ended December 31, 2012 comprised of reserve strengthening in Personal Insurance of $4.0 million and reserve strengthening in Commercial Insurance of $84.1 million.

The reserve strengthening in Commercial Insurance included $56.6 million for workers’ compensation, $22.5 million for commercial automobile, and $5.0 million in other lines. The reserve strengthening in Personal Insurance was comprised mainly of $5.8 million for homeowners and other liability, and $5.4 million for other lines, partially offset by $7.2 million for amortization of reserves risk premium, principally relating to reserves acquired in the OBPL transaction.

For the Reciprocal Exchanges, the favorable development was $8.9 million, comprised of favorable development of $3.1 million for homeowners, $1.6 million for private passenger auto liability, $1.7 million for other lines, and $2.5 million for amortization of reserves risk premium.

Operating expenses.  Operating expenses, which include direct and ceding commission expenses and other operating expenses, were $676.8 million for year ended December 31, 2012, compared to $594.7 million for the year ended December 31, 2011 representing an increase of 13.8%. This increase is primarily due to: (i) increased business production, including more assumed premiums written which have a higher commission rate compared to direct premiums written, (ii) the Company’s ongoing efforts to build-out our information technology infrastructure to support our policy administration and claims processing needs, and (iii) a $2.9 million after-tax charge attributable to a legal settlement with Munich Reinsurance America, Inc.(“Munich Re”).

The consolidated gross underwriting expense ratio increased to 33.9% for the year ended December 31, 2012 from 32.6% in the same period in 2011. The commission portion of the gross underwriting expense ratio increased to 18.5% for the year ended December 31, 2012 compared to 17.3% in 2011. This increase is attributed to the increase in assumed reinsurance business written, as noted above, as assumed reinsurance has a significantly higher commission rate than direct written policies. The gross OUE ratio was 15.4% for the year ended December 31, 2012 compared to 15.2% in the prior year.

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

Equity in income (loss) of unconsolidated affiliate. Tower recognized a loss of $1.5 million in 2012 relating to its equity method investment in Canopius Group. The Company records this investment on a one quarter lag (updated for significant events in the lag period). The loss is attributable to income incurred by Canopius Group in the third quarter of 2012 offset by fourth quarter 2012 losses associated with Superstorm Sandy claims.

Income tax expense. Income tax expense was a benefit of $29.1 million in 2012 compared to an expense of $14.1 million in 2011 The change of $43.2 million in income tax expense is directly attributable to the change of pre-tax income from $69.5 million in 2011 to a pre-tax loss of $61.0 million in 2012. The effective income tax rate (including state and local taxes) was 47.7% for the year ended December 31, 2012, compared to 20.2% for the same period in 2011. The increase in the effective tax rate in 2012 is related to the permanent income tax adjustments and the movement of a valuation allowance on the Reciprocal Exchanges in 2012, offset by acquisition-related transaction costs which increased the 2012 income tax benefit.

Net income (loss) and return on average equity. Net (loss) and annualized return on average equity attributable to Tower Group, Inc. were ($34.2) million and (3.4%) for the year ended December 31, 2012 compared to $44.4 million and 4.3% for the year ended December 31, 2011. The return on average equity is calculated by dividing net income (loss) by average stockholders’ equity. Average stockholders’ equity was $1,001.7 million and $1,029.9 million at December 31, 2012 and 2011, respectively.

The net loss in 2012 is primarily due to the reserve strengthening from Superstorm Sandy discussed above. 2012 net loss included losses of $80.1 million after-tax from Superstorm Sandy, as well as after-tax reserve strengthening of $60.7 million recorded in 2012 for accident years 2011 and prior.

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

Loss and loss adjustment expenses. The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 67.6% and 61.1% for the years ended December 31, 2011 and 2010, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 69.1% and 60.7% for the years ended December 31, 2011 and 2010, respectively. The Reciprocal Exchanges’ net loss ratio was 55.8% and 66.3% for the years ended December 31, 2011 and 2010, respectively.

Excluding the Reciprocal Exchanges, the 2011 net loss and loss adjustment expenses included $74.3 million from claims related to severe weather related events, including first quarter 2011 claims relating to heavy snow, Hurricane Irene in August 2011, and other severe winter storms and tornados that resulted in an unusual number of claims. Excluding these severe weather related events, the net loss ratio for Tower, excluding the Reciprocal Exchanges, was 63.9% for the year ended December 31, 2011. The net loss ratio for Tower would have been 59.5% for the year ended December 30, 2010, excluding the Reciprocal Exchanges and the impact of severe weather events.

Excluding the Reciprocal Exchanges, there was reserve strengthening of $38.7 million for the year ended December 31, 2011 comprised of favorable development in Personal Insurance of $29.1 million and reserve strengthening in Commercial Insurance of $67.8 million.

The reserve strengthening in Commercial Insurance included $26.3 million for other liability, $31.9 million for workers compensation, $1.3 million for other lines, and $10.2 million for commercial automobile. This was offset in part by $1.9 million for amortization of reserves risk premium that was established in 2009 as part of fair value accounting for the acquisitions made that year. The favorable development in Personal Insurance, was comprised primarily of $22.2 million for private passenger automobile liability, $13.1 million for homeowners and $1.9 million for amortization of reserves risk premium, principally relating to reserves acquired in the OBPL transaction developing more favorably than anticipated at the time of the acquisition, offset by reserve strengthening of $4.2 million in discontinued personal lines business, $3.1 million in involuntary plans and $0.8 million in other lines.

For the Reciprocal Exchanges, the favorable development was $37.8 million, comprised of favorable development of $29.0 million for private passenger automobile liability, $7.6 million for homeowners and other lines, and $1.2 million for amortization of reserves risk premium.

Operating expenses. Operating expenses, which include direct and ceding commission expenses and other operating expenses, were $594.7 million for the year ended December 31, 2011, representing an increase of 19.5% over the prior year, primarily as a result of the OBPL acquisition, which was not included in the Company’s results for the first six months of 2010. In addition, the Company amortized the value of business acquired (“VOBA”) asset recorded on July 1, 2010 in connection with the OBPL purchase. This resulted in $10.2 million of expense recorded in 2011 and exceeded the amount of acquisition costs that were capitalized in 2011as DAC. The VOBA was fully amortized as of June 30, 2011. In addition, the Company incurred $23.9 million in 2011 compared to $13.3 million in 2010, under the transition services agreements with OneBeacon. The net underwriting expense ratio improved to 34.1% in 2011 from 35.7% in 2010.

The gross underwriting expense ratio improved slightly to 32.6% in 2011 from 32.9% in 2010. The commission portion of the gross underwriting expense ratio was 17.3% and 17.6% for years ended December 31, 2011 and 2010, respectively. The improvement in the commission ratio reflects the impact of lower commission rates in the Reciprocal Exchanges. The gross other underwriting expense (“OUE”) ratio, which includes boards, bureaus and taxes (“BB&T”), improved to 15.2% in 2011 from 15.3% in 2010.

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

Income tax expense. Income tax expense decreased in 2011 compared to 2010 due to the decrease in pre-tax income. The effective income tax rate (including state and local taxes) was 20.2% for the year ended December 31, 2011, compared to 33.4% for the same period in 2010.

The decline in the effective tax rate from 2010 to 2011 is primarily attributed to (i) the increase in tax exempt interest income and dividend received deductions of $7.2 million in 2011 as compared to $4.9 million in 2010, (ii) the decline in pre-tax income from 2010 to 2011, and (iii) the movement of the Reciprocal Exchange valuation allowance in 2011.

Net income and return on average equity. Net income and annualized return on average equity attributable to Tower Group, Inc. were $44.4 million and 4.3% for the year ended December 31, 2011 compared to $104.8 million and 10.2% for the year ended December 31, 2010. The return on average equity is calculated by dividing net income by average stockholders’ equity. Average stockholders’ equity was $1029.9 million and $1,030.2 million at December 31, 2011 and 2010, respectively.

The decrease in the net income and annualized return on equity in 2011 is primarily due to the losses from severe weather related events in 2011, as discussed above. These losses were partially offset by increased net income attributed to the acquisition of OBPL.

Commercial Insurance Segment Results of Operations

		Year Ended December 31,
($ in thousands)		2012 (restated)	Change (restated)	Percent (restated)	2011 (restated)		Change (revised)	Percent (revised)	2010 (revised)

Net premiums written	$	1,225,624	$73,325	6.4%	$1,152,299	$	165,039	16.7%	$987,260

Revenues
Net premiums earned	$	1,224,566	$136,655	12.6%	$1,087,911	$	146,896	15.6%	$941,015
Ceding commission revenue		7,702	(7,084)	-47.9%	14,786		(18,461)	-55.5%	33,247
Policy billing fees		5,467	1,122	25.8%	4,345		1,603	58.5%	2,742

Total revenue		1,237,735	130,693	11.8%	1,107,042		130,038	13.3%	977,004

Expenses
Net loss and loss adjustment expenses		912,682	154,471	20.4%	758,211		163,183	27.4%	595,028
Underwriting expenses
Direct commission expenses		248,200	39,524	18.9%	208,676		16,755	8.7%	191,921
Other underwriting expenses		184,433	28,418	18.2%	156,015		1,479	1.0%	154,536

Total underwriting expenses		432,635	67,942	18.6%	364,691		18,234	5.3%	346,457

Underwriting profit (loss)	$	(107,580)	$(91,720)	NM	$(15,860)	$	(51,379)	-144.7%	$35,519

							Year Ended December 31,
Ratios							2012	2011	2010
							(restated)	(restated)	(revised)

Net calendar year loss and LAE							74.5%	69.7%	63.2%
Net underwriting expenses							34.3%	31.8%	33.0%
Net combined							108.8%	101.5%	96.2%

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

Net loss and loss adjustment expenses. The net calendar year loss ratios were 74.5% and 69.7% for the years ended December 31, 2012 and 2011, respectively. The accident year loss ratios for the years ended December 31, 2012 and 2011 were 67.7% and 63.5%, respectively.

For the year ended December 31, 2012, the Company incurred net losses of $58.2 million relating to the Superstorm Sandy. Excluding the effects of Superstorm Sandy, the net loss ratio would have been 69.8% for the year ended December 31, 2012. For the year ended December 31, 2011, the Company incurred net losses of $31.5 million relating to Hurricane Irene and other severe weather events. Excluding the effects of these storms, the net loss ratio was 66.8% for the year ended December 31, 2011.

Management’s estimates of prior years’ loss and loss expenses increased $84.1 million for the year ended December 31, 2012. This increase in prior accident year loss and loss expense was the result of a comprehensive review of its loss reserves completed in the second quarter of 2012 and an updated analysis during the third quarter as well as recent loss emergence that occurred during the fourth quarter.

The reserve strengthening related primarily to adverse development in the Company’s Commercial Insurance segment arising from changes in estimated ultimate losses for accident years 2011 and prior. The increase in prior accident year ultimate loss and loss expense was largely comprised of $56.6 million in workers compensation, $22.5 million in commercial automobile liability and $5.0 million in other lines. The reserve development was attributable mostly to programs, many of which are terminated and in runoff.

Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commissions and other underwriting expenses, increased by $67.9 million, or 18.6%, for the year ended December 31, 2012, respectively, compared to the same period in 2011. The net underwriting expense ratio increased 2.5 percentage points for year ended December 31, 2012 compared to the same period 2011.

The gross underwriting expense ratio was 32.3% compared to 30.6% in the same periods in 2011. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 18.8% for the year ended December 31, 2012 compared to 17.7% for the same periods in 2011. The increase is primarily due to the assumed reinsurance business which has a higher commission ratio. The OUE ratio, including boards, bureaus and taxes (“BB&T”), was 13.6% for the year ended December 31, 2012 compared 12.8% for the same period in 2011. The increase in the OUE ratio is primarily a result of ongoing efforts by us to build-out our information technology infrastructure to support our policy administration and claims processing needs.

Underwriting profit (loss) and combined ratio. Underwriting profit decreased $91.7 million and the combined ratio increased 7.3 percentage points for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in the combined ratio for the twelve months ended December 31, 2012 resulted primarily from the reserve strengthening the Company recorded in the first and second quarters of 2012 and losses from Superstorm Sandy in the fourth quarter of 2012. Such losses aggregated $113.9 million and increased the calendar year loss ratio by 9.3 points. In the year ended December 31, 2011, the Company recorded catastrophe and other severe storm losses but to a much lower extent. Such losses aggregated $31.5 million and increased the loss ratio by 4.8 points in 2011. In addition, as discussed above, the expense ratio increased by 2.5 percentage points from 2011 to 2012.

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

Net loss and loss adjustment expenses. The net calendar year loss ratios were 69.7% and 63.2% for the years ended December 31, 2011 and 2010, respectively. The accident year loss ratios for the years ended December 31, 2011 and 2010 were 63.5% and 60.5%, respectively.

For the year ended December 31, 2011, the Company incurred net losses of $31.5 million relating to Hurricane Irene and other severe weather events. Excluding the effects of these storms, the net loss ratio would have been 66.8% for the year ended December 31, 2011.

Underwriting expenses and underwriting expense ratio. Underwriting expenses, which include direct commissions and other underwriting expenses, increased by $18.2 million, or 5.3%, for the year ended December 31, 2011 as compared to the 2010. The net underwriting expense ratio improved 1.2 percentage points for the year ended December 31, 2011 compared to the same period in 2010.

The gross underwriting expense ratio was 30.6% for the year ended December 31, 2011 as compared to 31.3% in 2010. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 17.7% for the year ended December 31, 2011 compared to 17.5% for the same periods in 2010. This increase is attributable to the assumed reinsurance which has a higher commission. The OUE ratio, including BB&T, was 12.8% for the year ended December 31, 2011 compared 13.8% for the same period in 2010. The improvement in OUE in 2011 resulted from of our continued efforts to reduce expenses through integration, with many functions consolidated into one office.

Underwriting profit and combined ratio . The net combined ratios were 101.5% for the year ended December 31, 2011 and 96.2% for 2010. The increase in the combined ratio in 2011 resulted from an increase in the net loss ratio due to catastrophe losses and more competitive market conditions, partially offset by a decrease in the net expense ratios as described above.

Personal Insurance Segment Results of Operations

		Year Ended December 31,
		2012						2011
($ in thousands)		Tower (restated)	Reciprocal Exchanges	Total (restated)	Change (restated)	Percent (restated)		Tower (restated)	Reciprocal Exchanges	Total (restated)

Net premiums written	$	356,771	$156,986	$513,757	$27,466	5.6%	$	316,854	$169,437	$486,291

Revenues
Net premiums earned	$	333,638	$163,660	$497,298	$(8,641)	-1.7%	$	318,777	$187,162	$505,939
Ceding commission revenue		10,069	14,564	24,633	5,451	28.4%		12,408	6,774	19,182
Policy billing fees		6,434	714	7,148	959	15.5%		5,616	573	6,189

Total revenue		350,141	178,938	529,079	(2,231)	-0.4%		336,801	194,509	531,310

Expenses
Net loss and loss adjustment expenses		241,858	109,218	351,076	32,301	10.1%		214,355	104,420	318,775
Underwriting expenses
Direct commission expenses		76,738	34,367	111,105	9,955	9.8%		68,609	32,541	101,150
Other underwriting expenses		74,021	53,897	127,918	633	0.5%		75,117	52,168	127,285

Total underwriting expenses		150,759	88,264	239,023	10,588	4.6%		143,726	84,709	228,435

Underwriting profit (loss)	$	(42,476)	$(18,544)	$(61,020)	$(45,120)	283.8%	$	(21,280)	$5,380	$(15,900)

Ratios
Net calendar year loss and LAE		72.5%	66.7%	70.6%				67.2%	55.8%	63.0%
Net underwriting expenses		40.2%	44.6%	41.7%				39.4%	41.4%	40.1%
Net combined		112.7%	111.3%	112.3%				106.6%	97.2%	103.1%

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

For Tower personal lines, excluding the Reciprocal Exchanges, the net calendar year loss ratios were 72.5% and 67.2% for the year ended December 31, 2012 and 2011, respectively. The accident year loss ratios for the year ended December 31, 2012 and 2011 were 71.3% and 76.4%, respectively. There was reserve strengthening of $4.0 million for the year ended December 31, 2012, and net favorable loss development of $29.1 million for the year ended December 31, 2011. For the year ended December 31, 2012, the Company recorded $237.8 million of incurred losses, with $42.8 million relating to Superstorm Sandy and other severe storms.

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

	Year Ended December 31,
		2011						2010
($ in thousands)		Tower (restated)	Reciprocal Exchanges	Total (restated)	Change (restated)	Percent (restated)		Tower (revised)	Reciprocal Exchanges	Total (revised)

Net premiums written	$	316,854	$169,437	$486,291	159,487	$48.8%	$	223,630	$103,174	$326,804

Revenues
Net premiums earned	$	318,777	$187,162	$505,939	154,285	$43.9%	$	257,863	$93,791	$351,654
Ceding commission revenue		12,408	6,774	19,182	13,126	216.7%		4,005	2,051	6,056
Policy billing fees		5,616	573	6,189	2,676	76.2%		3,213	300	3,513

Total revenue		336,801	194,509	531,310	170,087	47.1%		265,081	96,142	361,223

Expenses
Net loss and loss adjustment expenses		214,355	104,420	318,775	124,074	63.7%		132,499	62,202	194,701
Underwriting expenses
Direct commission expenses		68,609	32,541	101,150	26,312	35.2%		56,485	18,353	74,838
Other underwriting expenses		75,117	52,168	127,285	43,110	51.2%		59,360	24,815	84,175

Total underwriting expenses		143,726	84,709	228,435	69,422	43.7%		115,845	43,168	159,013

Underwriting profit (loss)	$	(21,280)	$5,380	$(15,900)	(23,409)	$-311.7%	$	16,737	$(9,228)	$7,509

Ratios
Net calendar year loss and LAE		67.2%	55.8%	63.0%				51.4%	66.3%	55.4%
Net underwriting expenses		39.4%	41.4%	40.1%				42.3%	43.5%	42.6%
Net combined		106.6%	97.2%	103.1%				93.7%	109.8%	98.0%

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

Insurance Services Segment Results of Operations

		Year Ended December 31,
($ in thousands)		2012	Change	Percent	2011	Change	Percent	2010

Revenue
Management fee income	$	30,150	$847	2.9%	$29,303	$11,551	65.1%	$17,752
Other revenue		3,420	1,850	117.8%	1,570	(601)	-27.7%	2,171

Total revenue		33,570	2,697	8.7%	30,873	10,950	55.0%	19,923

Expenses
Other expenses		23,695	4,364	22.6%	19,331	13,571	235.6%	5,760

Total expenses		23,695	4,364	22.6%	19,331	13,571	235.6%	5,760

Insurance services pre-tax income	$	9,875	$(1,667)	-14.4%	$11,542	$(2,621)	-18.5%	$14,163

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

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of December 31, 2012 and December 31, 2011:

	Cost or	Gross		Gross Unrealized Losses						% of
($ in thousands)	Amortized Cost	Unrealized Gains		Less than 12 Months		More than 12 Months		Fair Value		Fair Value

December 31, 2012, as restated
U.S. Treasury securities	$183,462	$	1,500	$	(13)	$	-	$	184,949	7.4%
U.S. Agency securities	98,502		4,351		(76)		-		102,777	4.1%
Municipal bonds	633,373		52,914		(235)		(9)		686,043	27.5%
Corporate and other bonds	698,012		50,807		(1,954)		(200)		746,665	29.9%
Commercial, residential and asset-backed securities	576,837		47,891		(409)		(42)		624,277	25.0%

Total fixed-maturity securities	2,190,186		157,463		(2,687)		(251)		2,344,711	93.9%
Equity securities	149,348		1,683		(4,447)		(326)		146,258	5.9%
Short-term investments	4,749		1		-		-		4,750	0.2%

Total, December 31, 2012, as restated	$2,344,283	$	159,147	$	(7,134)	$	(577)	$	2,495,719	100.0%

Tower	$2,075,189	$	141,614	$	(6,732)	$	(478)	$	2,209,593
Reciprocal Exchanges	269,094		17,533		(402)		(99)		286,126

Total, December 31, 2012, as restated	$2,344,283	$	159,147	$	(7,134)	$	(577)	$	2,495,719

December 31, 2011
U.S. Treasury securities	$154,430	$	1,725	$	(13)	$	-	$	156,142	6.1%
U.S. Agency securities	114,411		2,779		-		-		117,190	4.6%
Municipal bonds	688,192		48,777		(255)		-		736,714	29.0%
Corporate and other bonds	750,220		34,466		(6,813)		(150)		777,723	30.6%
Commercial, residential and asset-backed securities										0.0%
	627,859		42,167		(3,529)		(592)		665,905	26.2%

Total fixed-maturity securities	2,335,112		129,914		(10,610)		(742)		2,453,674	96.5%
Equity securities	93,034		1,395		(4,838)		(246)		89,345	3.5%
Short-term investments	-		-		-		-		-	0.0%

Total, December 31, 2011	$2,428,146	$	131,309	$	(15,448)	$	(988)	$	2,543,019	100.0%

Tower	$2,138,001	$	118,173	$	(14,160)	$	(915)	$	2,241,099
Reciprocal Exchanges	290,145		13,136		(1,288)		(73)		301,920

Total, December 31, 2011	$2,428,146	$	131,309	$	(15,448)	$	(988)	$	2,543,019

Other Invested Assets

The following table shows the composition of the other invested assets as of December 31, 2012:

($ in thousands)	2012	2011

Limited partnerships, equity method	$23,864	$12,459
Real estate, amortized cost	7,422	6,888
Securities reported under the fair value option	25,000	25,000
Other	1,500	-

Total	$57,786	$44,347

Credit Rating of Fixed-Maturity Securities

The average credit rating of our fixed-maturity securities, using ratings assigned to securities by Standard & Poor’s, was A+ at December 31, 2012 and December 31, 2011. The following table shows the ratings distribution of our fixed-maturity portfolio:

	Tower		Reciprocal Exchanges
($ in thousands)	Fair Value	Percentage of Fair Value	Fair Value	Percentage of Fair Value

December 31, 2012, as restated
Rating
U.S. Treasury securities	$159,457	7.7%	$25,494	9.1%
AAA	166,982	8.1%	43,114	15.4%
AA	897,692	43.5%	58,425	20.8%
A	383,957	18.6%	85,116	30.3%
BBB	214,024	10.4%	35,364	12.6%
Below BBB	242,036	11.7%	33,050	11.8%

Total, as restated	$2,064,148	100.0%	$280,563	100.0%

December 31, 2011
Rating
U.S. Treasury securities	$151,621	7.0%	$4,521	1.5%
AAA	189,431	8.8%	49,316	16.4%
AA	930,436	43.3%	98,017	32.8%
A	459,353	21.3%	105,696	35.2%
BBB	208,552	9.7%	12,728	4.2%
Below BBB	214,227	9.9%	29,776	9.9%

Total	$2,153,620	100.0%	$300,054	100.0%

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

	Tower		Reciprocal Exchanges		Total
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

December 31, 2012, as restated
Remaining Time to Maturity
Less than one year	$30,082	$30,614	$2,678	$2,715	$32,760	$33,329
One to five years	489,939	510,523	45,576	47,275	535,515	557,798
Five to ten years	564,556	607,711	76,480	80,009	641,036	687,720
More than 10 years	346,410	379,045	57,628	62,542	404,038	441,587
Mortgage and asset-backed securities	495,249	536,255	81,588	88,022	576,837	624,277

Total, as restated	$1,926,236	$2,064,148	$263,950	$280,563	$2,190,186	$2,344,711

December 31, 2011
Remaining Time to Maturity
Less than one year	$40,201	$40,529	$44,238	$44,942	$84,439	$85,471
One to five years	479,721	491,904	81,566	83,743	561,287	575,647
Five to ten years	563,830	593,838	21,522	22,797	585,352	616,635
More than 10 years	427,357	458,536	48,818	51,480	476,175	510,016
Mortgage and asset-backed securities	535,823	568,813	92,036	97,092	627,859	665,905

Total	$2,046,932	$2,153,620	$288,180	$300,054	$2,335,112	$2,453,674

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

As more fully described in Note 7 to our consolidated financial statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position, including but not limited to residential and commercial mortgage-backed securities, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment.

“Note 8 – Fair Value Measurements” to the consolidated financial statements provides a description of the valuation methodology utilized to value Level 3 assets, how the valuation methodology is validated and an analysis of the change in fair value of Level 3 assets. As of December 31, 2012, the fair value of Tower Level 3 assets as a percentage of Tower’s total assets carried at fair value was as follows (the Reciprocal Exchanges had no Level 3 assets):

($ in thousands)	Assets Carried at Fair Value at December 31, 2012 (restated)	Fair Value of Level 3 Assets	Level 3 Assets as a Percentage of Total Assets Carried at Fair Value

Fixed-maturity investments	$2,344,711	$-	0%
Equity investments	146,258	-	0%
Short-term investments	4,750	-	0%

Total investments available for sale	$2,495,719	$-	0%

Other invested assets	25,000	25,000	100%
Cash and cash equivalents	102,269	-	0%

Total	$2,622,988	$25,000	0.9%

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

The following table presents information regarding our invested assets that were in an unrealized loss position at December 31, 2012 and December 31, 2011 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses

December 31, 2012, as restated
U.S. Treasury securities	$44,347	$(13)	$-	$-	$44,347	$(13)
U.S. Agency securities	22,345	(76)	-	-	22,345	(76)
Municipal bonds	21,532	(235)	251	(9)	21,783	(244)
Corporate and other bonds
Finance	16,853	(1,095)	-	-	16,853	(1,095)
Industrial	53,576	(667)	4,188	(201)	57,764	(868)
Utilities	20,143	(191)	7	-	20,150	(191)
Commercial mortgage-backed securities	23,223	(141)	95	-	23,318	(141)
Residential mortgage-backed securities
Agency backed	59,009	(261)	25	(1)	59,034	(262)
Non-agency backed	815	(6)	588	(28)	1,403	(34)
Asset-backed securities	1,499	(2)	4,232	(12)	5,731	(14)

Total fixed-maturity securities	263,342	(2,687)	9,386	(251)	272,728	(2,938)
Preferred stocks	9,716	(155)	5,724	(326)	15,440	(481)
Common stocks	55,560	(4,292)	-	-	55,560	(4,292)

Total, December 31, 2012, as restated	$328,618	$(7,134)	$15,110	$(577)	$343,728	$(7,711)

Tower	$270,609	$(6,732)	$13,338	$(478)	$283,947	$(7,210)
Reciprocal Exchanges	58,009	(402)	1,772	(99)	59,781	(501)

Total, December 31, 2012, as restated	$328,618	$(7,134)	$15,110	$(577)	$343,728	$(7,711)

December 31, 2011
U.S. Treasury securities	$92,001	$(13)	$-	$-	$92,001	$(13)
U.S. Agency securities	-	-	-	-	-	-
Municipal bonds	13,449	(255)	-	-	13,449	(255)
Corporate and other bonds
Finance	138,986	(4,610)	251	(5)	139,237	(4,615)
Industrial	57,357	(2,141)	3,519	(146)	60,876	(2,287)
Utilities	1,902	(61)	-	-	1,902	(61)
Commercial mortgage-backed securities	26,130	(2,564)	-	-	26,130	(2,564)
Residential mortgage-backed securities
Agency backed	19	(1)	12	-	31	(1)
Non-agency backed	13,294	(318)	4,609	(583)	17,903	(901)
Asset-backed securities	29,624	(647)	610	(8)	30,234	(655)

Total fixed-maturity securities	372,762	(10,610)	9,001	(742)	381,763	(11,352)
Preferred stocks	17,773	(644)	1,303	(246)	19,076	(890)
Common stocks	44,132	(4,194)	-	-	44,132	(4,194)

Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

Tower	$398,989	$(14,160)	$8,264	$(915)	$407,253	$(15,075)
Reciprocal Exchanges	35,678	(1,288)	2,040	(73)	37,718	(1,361)

Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

At December 31, 2012, the investments in an unrealized loss position for twelve months or greater were primarily in our corporate industrial bonds and preferred stocks.

The following table stratifies the gross unrealized losses in the portfolio at December 31, 2012, by duration in a loss position and magnitude of the loss as a percentage of the cost or amortized cost of the security:

		Total Gross	Decline of Investment Value
	Fair	Unrealized	>15%	>25%	>50%
($ in thousands)	Value	Losses	Amount	Amount	Amount

Unrealized loss for less than 6 months	$316,022	$(5,751)	$(500)	$-	$-
Unrealized loss for over 6 months	12,847	(1,393)	-	-	-
Unrealized loss for over 12 months	9,090	(263)	-	-	-
Unrealized loss for over 18 months	4,690	(246)	-	-	-
Unrealized loss for over 2 years	1,079	(58)	-	-	-

Total unrealized loss, as restated	$343,728	$(7,711)	$(500)	$-	$-

Tower	$284,947	$(6,210)	$(500)	$-	$-
Reciprocal Exchanges	59,781	(501)	-	-	-

Total unrealized loss, as restated	$344,728	$(6,711)	$(500)	$-	$-

The following table shows the number of securities, fair value, unrealized loss amount and percentage below amortized cost and the ratio of fair value by security rating as of December 31, 2012:

		Unrealized Loss
			Percent of	Fair Value by Security Rating
($ in thousands) Count	Fair Value	Amount	Amortized Cost	AAA	AA	A	BBB	BB or Lower

U.S. Treasury securities	$44,347	$(13)	0%	0%	100%	0%	0%	0%
U.S. Agency securities	22,345	(76)	0%	0%	100%	0%	0%	0%
Municipal bonds	21,783	(244)	-1%	38%	21%	21%	20%	0%
Corporate and other bonds, as restated	94,767	(2,154)	-1%	0%	5%	27%	45%	23%
Commercial mortgage-backed securities	23,318	(141)	-1%	42%	0%	50%	8%	0%
Residential mortgage-backed securities	60,437	(296)	0%	0%	97%	1%	0%	2%
Asset-backed securities	5,731	(14)	0%	26%	74%	0%	0%	0%
Equities	71,000	(4,773)	-7%	0%	0%	9%	25%	66%

See “Note 7—Investments” in our consolidated financial statements for further information about impairment testing and other-than-temporary impairments.

Corporate and other bonds

The following tables show the fair value and unrealized loss by sector and credit quality rating of our corporate and other bonds in an unrealized loss position at December 31, 2012:

Fair Value		Rating
($ in thousands)		AAA	AA	A	BBB	BB or lower	Fair value

Sector
Financial	$	-	$2,642	$3,047	$32,421	$18,653	$56,763
Industrial		-	2,413	10,908	2,967	1,565	17,853
Utilities		-	-	12,368	6,602	1,180	20,150

Total fair value, as restated	$	-	$5,055	$26,323	$41,990	$21,398	$94,766

% of fair value		0%	5%	28%	44%	23%	100%

Unrealized Loss		Rating
($ in thousands)		AAA	AA	A	BBB	BB or lower	Unrealized Loss

Sector
Financial	$	-	$(17)	$(27)	$(410)	$(1,414)	$(1,868)
Industrial		-	(21)	(65)	(4)	(5)	(95)
Utilities		-	-	(17)	(162)	(12)	(191)

Total unrealized loss, as restated	$	-	$(38)	$(109)	$(576)	$(1,431)	$(2,154)

% of book value		0%	(1%)	0%	(1%)	(2%)	(1%)

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

Total securitized assets

The following tables show the fair value and unrealized loss by credit quality rating and deal origination year of our commercial mortgage-backed, non-agency residential mortgage-backed and asset-backed securities in an unrealized loss position at December 31, 2012:

Fair Value
		Rating
($ in thousands) Deal Origination Year		AAA	AA	A	BBB	BB or Lower	Fair Value

2001 - 2004	$	682	$-	$380	$-	$209	$1,271
2005 - 2007		4,980	4,232	5,950	-	815	15,977
2008 - 2010		-	-	-	-	-	-
2010		-	-	-	-	-	-
2011		5,630	-	2,703	-	-	8,333
2012		-	-	2,987	1,886	-	4,873

Total fair value	$	11,292	$4,232	$12,020	$1,886	$1,023	$30,453

% of fair value		37%	14%	40%	6%	3%	100%

Unrealized losses
		Rating
($ in thousands) Deal Origination Year		AAA	AA	A	BBB	BB or Lower	Unrealized Loss

2001 - 2004	$	-	$-	$(14)	$-	$(14)	$(28)
2005 - 2007		(12)	(13)	(27)	-	(6)	(58)
2008 - 2010		-	-	-	-	-	-
2010		-	-	-	-	-	-
2011		(11)	-	(8)	-	-	(19)
2012		-	-	(40)	(43)	-	(83)

Total unrealized loss	$	(23)	$(13)	$(89)	$(43)	$(20)	$(188)

% of book value		(0%)	(0%)	(1%)	(2%)	(2%)	(1%)

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

The Company’s Board of Directors determined it would not declare and pay a dividend to holders of Tower’s common shares in the fourth quarter of 2013.

Tower Insurance Company of New York (“TICNY”) is the Company’s largest insurance subsidiary. Under New York law, TICNY is limited to paying dividends to the Holding Company only from statutory earned surplus. In addition, the New York Insurance Department must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding twelve months, exceeds the lesser of (1) 10% of TICNY’s policyholders’ surplus as shown on its latest annual statutory financial statement filed with the New York State Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months. TICNY declared $2.5 million, $15.0 million and $4.7 million in dividends to the Holding Company in 2012, 2011 and 2010, respectively. As of June 30, 2013, TICNY and the other U.S. Pool companies have negative unassigned surplus, and are therefore prohibited from paying dividends to the Holding Company.

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

CastlePoint Re is also subject to dividend limitations imposed by Bermuda. Under the Companies Act 1981 of Bermuda, as amended (the “Companies Act”), we may declare or pay a dividend out of distributable reserves only if we have reasonable grounds for believing that we are, or would after the payment, be able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts. As of June 30, 2013, CastlePoint Re may not pay dividends without consent of the BMA.

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

On October 7, 2013, Fitch downgraded Tower’s Issuer Default Rating from “BBB” to “B” and Tower’s insurance subsidiaries’ Insurer Financial Strength ratings from “A-” to “BB”. The ratings will continue to remain on negative watch until, at the earliest, the completion of Tower’s exploration of strategic alternatives.

On October 8, 2013, A.M. Best lowered Tower’s issuer credit, as well as its financial strength ratings, from “A-” (Excellent) to “B++” (Good). The ratings remain under review with negative implications pending further discussions between A.M. Best and Tower’s management.

On October 7, 2013, Demotech lowered its rating on TICNY and three other U.S. based insurance subsidiaries (Kodiak Insurance Company, Massachusetts Homeland Insurance Company and York Insurance Company of Maine) from A’ (A prime) to A (A exceptional). In addition, Demotech removed its previous A’ (A prime) rating on six other U.S. based insurance subsidiaries (CastlePoint Florida Insurance Company, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company, North East Insurance Company and Preserver Insurance Company). Demotech also affirmed its A ratings on Adirondack Insurance Exchange, New Jersey Skylands Insurance Association, New Jersey Skylands Insurance Company and Mountain Valley Indemnity Company.

Management expects these rating actions, in combination with other items that have impacted the Company in the second quarter, to result in a decrease in the amount of premiums the insurance subsidiaries are able to write. The net written premiums in the Commercial Insurance segment were $343.6 million for the six months ended June 30, 2013. The net written premiums in the Specialty Insurance and Reinsurance segment were $306.6 million for the six months ended June 30, 2013. Business written through certain program underwriting agents requires an A.M. Best rating of A- or greater.

In addition, one of Tower’s ceding companies requested as a result of contractual provisions that $26.3 million of additional collateral be provided to support the recoverability of their reinsurance receivable from Tower. The $26.3 million was funded in October 2013. Tower’s U.S. based insurance subsidiaries are also required to post collateral for various statutory purposes, and such requests are received from time to time from various regulatory authorities.

The Company is required to maintain minimum capital and surplus for each of its insurance subsidiaries. U.S. based insurance companies are required to maintain capital and surplus above Company Action Level, which is a calculated capital and surplus number using a risk-based formula adopted by the state insurance regulators. The basis for this formula is the National Association of Insurance Commissioners’ (“NAIC’s”) risk-based capital (“RBC”) system and is designed to measure the adequacy of a U.S. regulated insurer’s statutory capital and surplus compared to risks inherent in its business. If an insurance entity falls into Company Action Level, its management is required to submit a comprehensive financial plan that identifies the conditions that contributed to the financial condition. This plan must contain proposals to correct the financial problems and provide projections of the financial condition, both with and without the proposed corrections. The plan must also outline the key assumptions underlying the projections and identify the quality of, and problems associated with, the underlying business. Depending on the level of actual capital and surplus in comparison to the Company Action Level, the state insurance regulators could increase their regulatory oversight, restrict the placement of new business, or place the company under regulatory control. Bermuda based insurance entities minimum capital and surplus requirements are calculated from a solvency formula prescribed by the Bermuda Monetary Authority (the “BMA”).

As of June 30, 2013, Tower Reinsurance, Ltd. (“TRL”), one the Company’s two Bermuda-based reinsurers had capital and surplus that did not meet the minimum capital and surplus requirements of the BMA. The Company has discussed with the BMA its intention to combine a substantial portion of the business and the capital of CastlePoint Re, the Company’s other Bermuda based reinsurer, with TRL. Through this combination, management believes that the combined entity’s capital would meet the minimum capital and surplus thresholds determined by the BMA. The Company is currently developing this plan and expects to deliver this plan to its Bermuda regulators in the next several weeks. The Company cannot provide assurance that it will be successful in pursuing this alternative. Should the business combination not be approved, TRL would be operating at a capital level that is below the regulatory minimums as designated by the BMA. As such, TRL could be subject to significant additional regulatory oversight or, in the event that such oversight did not satisfy the BMA, placed into liquidation.

Tower has in place several intercompany reinsurance transactions between its U.S. based insurance subsidiaries and its Bermuda based insurance subsidiaries. The U.S. based insurance subsidiaries have historically reinsured on a quota share basis obligations to CastlePoint Re, the Company’s other Bermuda based reinsurer. The 2013 obligations that CastlePoint Re assumes from the U.S. based insurance subsidiaries are then retroceded to TRL. In addition, CastlePoint Re also entered into a loss portfolio transaction with TRL where its reserves associated with the U.S. insurance subsidiary business for underwriting years prior to 2013 were all transferred to TRL. Therefore, TRL recorded $175 million of reserve strengthening on its balance sheet as of June 30, 2013 and, consequently, the financial result of such development was a reduction in the capital of TRL to $8.3 million at June 30, 2013. In addition TRL is required to collateralize the additional $175 million of assumed reserves in a trust for the benefit of TICNY, the lead pool company of the U.S. insurance companies. TRL had unencumbered liquid assets of $96 million at June 30, 2013, and during October of 2013, TRL commuted two reinsurance treaties which provided an additional $79 million in unencumbered assets.

The funding of the trust to support TICNY’s reinsurance recoverable has not yet occurred and requires approval by the BMA. The Company provides no assurance that it will be successful in finalizing the business combination or in funding the trust. If the trust funding is not approved, 1) the statutory capital of TICNY would be at a level that could result in the New York Department of Financial Services placing TICNY under regulatory control; and 2) Tower Group, Inc. could violate the revised debt covenants of the bank credit facility at December 31, 2013, which violation, if not waived, would result in a cross default of our convertible notes. Statutory capital and surplus would be further reduced by whatever amounts are due from CastlePoint Re or from TRL that are not supported by assets held in trust. At June 30, 2013, all other U.S. based insurance subsidiaries maintained capital and surplus above company action level.

Two insurance subsidiaries that do not constitute “significant subsidiaries” of the Company under Regulation S-X are in discussions with the insurance regulatory authority in their state of domicile with respect to the imposition of restrictions on the operation of their businesses. These discussions may result in such subsidiaries’ agreeing to provide the regulatory authority with increased information with respect to their business, operations and financial condition, as well as limitations on payments and transactions outside the ordinary course of business and material changes in their management and related matters.

Tower Group, Inc. (“TGI”), is the obligor under the bank credit facility ($70 million outstanding as of June 30, 2013) and the Convertible Senior Notes (“Notes”) due September 2014 ($150 million par amount outstanding as of June 30,2013). The indebtedness of TGI is guaranteed by Tower Group International, Ltd. (“TGIL”) TGI amended its credit facility on October 11, 2013, and agreed to several restrictions under the credit facility, including:

•	To not enter into any new borrowings under the credit facility;

•	To pledge to the lending banks any proceeds of new capital raises by TGI or TGIL until such time as the credit facility is paid in full;

•	To pledge to the lending banks proceeds from any sales of assets occurring at TGI; and

•	To submit to regulatory authorities, as appropriate, a request for approval to pledge the capital stock of the U.S. based and Bermuda based insurance subsidiaries.

In addition, the following financial covenants are included in the credit facility:

•	Minimum consolidated Net Worth is the greater of $553,400,000 or 90 % of Consolidated Net Worth as of June 30, 2013; this covenant increases by 90% of any new capital plus 50% of Net Income above $20,000,000;

•	Debt to capitalization ratio limit of 46%;

•	Minimum risk based capital ratio of 175% at December 31, 2013 for Tower Insurance Company of New York and any other insurance subsidiary that exceeds 10% of the consolidated statutory surplus of all insurance subsidiaries;

•	Bermuda enhanced minimum capital requirement of 150% for CastlePoint Re at December 31, 2013 and 110% for TRL;

•	Minimum statutory surplus for all insurance companies of the greater of $419,000,000 or 85% of Combined Surplus at June 30, 2013; and

•	Independent accountant’s annual report shall not be subject to any “going concern” or like qualification or exception. This financial covenant will remain in effect for the year ending December 31, 2013. Although the independent accountant’s report on the consolidated financial statements for the years ended December 31, 2010, 2011 and 2012 contains a “going concern” explanatory paragraph, on November 14, 2013, the Company received a waiver from the lenders under the credit facility in respect of such “going concern” paragraph.

Tower currently is in compliance with all covenants contained in the credit facility.

The credit facility matures on May 30, 2014, at which point any unpaid balance becomes due.

The Company is evaluating potential opportunities to raise additional capital in private sales transactions as well as through other strategic alternatives currently being considered by TGIL’s Board of Directors, and intends to liquidate certain investments at TGI to repay the credit facility. Should the Company default on the credit facility and should such default not be waived by the credit banks it would cause an acceleration of the maturity of the Notes, and such notes would become due concurrently with the unpaid balance on the credit facility. The Company’s plan to repay the Notes includes a combination of using proceeds from the sale of assets held at TGI as well as using proceeds generated by future strategic alternatives being evaluated by TGIL’s Board of Directors, and to the extent necessary, issuing debt and/or equity securities to pay down the principal of the Notes. To the extent that such asset sales and debt securities issuances are not executed or are not successful, the Company may seek to sell certain of its operating assets to satisfy this obligation. The Company cannot currently provide assurance that it will be successful in finalizing the liquidation of the assets held at TGI, issuing new debt and/or equity securities or selling certain of its operating assets.

As of December 31, 2012, there are $235 million of subordinated debentures outstanding. The subordinated debentures do not have financial covenants that would cause an acceleration of their stated maturities. The earliest stated maturity date is on a $10 million debenture, with a stated maturity in May 2033. The Company has the ability to defer interest payments on its subordinated debentures for up to twenty quarters.

There are currently no commitments or assurances to raise additional capital, execute on any strategic alternatives or to liquidate certain investments at prices sufficient to liquidate the credit facility. In addition, there can be no guarantees that the Company will be able to remedy current statutory capital deficiencies in certain insurance subsidiaries or maintain adequate levels of statutory capital in the future. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern. Should the Company no longer continue to support its capital or liquidity needs, or should the Company be unable to successfully execute the above mentioned initiatives, the above items would have a material adverse effect on its business, results of operations and financial position.

See the Liquidity section in “Note 1 – Nature of Business” to the consolidated financial statements for further discussion on Liquidity and Capital Resources.

Book Value per Common Share

Book value per common share represents Tower Group Inc. stockholders’ equity divided by the number of common shares outstanding. Management uses growth in book value per common share as a key measure of the value generated for our common shareholders each period and believes that book value per common share is a key driver of TWGP’s share price over time. Book value per common share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per common share depending on the purchase price. Historical shares outstanding have been adjusted by the 1.1330 share conversion ratio resulting from the Merger Transaction.

(in thousands, except per share data)	December 31, 2012	December 31, 2011
	(restated)	(restated)

Calculation of book value per common share:
Tower Group, Inc. stockholders’ equity	$950,058	$1,009,751
Common shares outstanding	43,514	44,438

Book value per common share	$21.83	$22.72

Commitments

The following table summarizes information about contractual obligations and commercial commitments. The minimum payments under these agreements as of December 31, 2012 were as follows:

	Payments due by period
($ in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Subordinated Debentures	$235.1	$-	$-	$-	$235.1
Interest on subordinated debentures and interest rate swaps	389.7	-	32.9	32.9	323.9
Convertible senior notes	150.0	-	150.0	-	-
Interest on convertible senior notes	15.0	7.5	7.5	-	-
Credit facility	70.0	70.0	-	-	-
Operating lease obligations	81.9	9.7	20.4	18.9	32.9
Capital lease obligation	39.7	9.5	26.9	3.2	0.1
Gross loss reserves	1,895.7	787.4	665.1	276.9	166.3
Limited partnership funding commitments	29.7	29.7	-	-	-

Total contractual obligations	$2,906.8	$913.8	$902.8	$331.9	$758.3

At various times over the past nine years we have issued trust preferred securities through wholly-owned Delaware statutory business trusts. The trusts used the proceeds of the sale of the trust preferred securities to third-party investors and common trust securities to Tower to purchase junior subordinated debentures from the Company. The terms of the junior subordinated debentures match the terms of the trust preferred securities. Interest on the junior subordinated debentures and the trust preferred securities is payable quarterly. In some cases, the interest rate is fixed for an initial period of five years after issuance and then floats with changes in the London Interbank Offered Rate (“LIBOR”). In other cases the interest rate floats with LIBOR without any initial fixed-rate period. See “Note 14 – Debt” for the principal terms of the subordinated debentures.

We do not consolidate the statutory business trusts for which we hold 100% of the common trust securities because we are not the primary beneficiary of the trusts. Our $7.1 million investment in the common trust securities of the statutory business trusts are reported in Other Assets. We report as a liability the outstanding subordinated debentures issued to the statutory business trusts.

Under the terms for all of the trust preferred securities, an event of default may occur upon:

—	non-payment of interest on the trust preferred securities, unless such non-payment is due to a valid extension of an interest payment period;

—	non-payment of all or any part of the principal of the trust preferred securities;

—	our failure to comply with the covenants or other provisions of the indentures or the trust preferred securities; or

—	bankruptcy or liquidation of us or the trusts.

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

In May 2010, the Company entered into a $125.0 million credit facility agreement. The credit facility is a revolving credit facility with a letter of credit sublimit of $25.0 million. The credit facility is being used for general corporate purposes. The Company may request that the facility be increased by an amount not to exceed $50.0 million, and the facility expires May 2013. The Company has $70.0 million and $50.0 million outstanding under the credit facility as of December 31, 2012 and 2011, respectively. On November 26, 2012, the Company further amended its credit facility whereby the lenders provided consent to the proposed merger of the Company with a subsidiary of Canopius Holdings Bermuda Limited. The second amendment also increased the Company’s maximum revolving commitment by $70 million to $220 million upon the effectiveness of the Merger and the satisfaction of certain other conditions set forth in the Second Amendment.

On February 15, 2012, the Company amended its $125.0 million credit facility by increasing borrowing capacity up to $150 million, extending the maturity out to February 2016, and resetting borrowing fees to more favorable current market terms. On October 11, 2013 the Company amended its credit facility to reduce its capacity from $220 million to $70 million and change its maturity date to May 30, 2014.

The gross loss reserve payments due by period in the table above are based upon the loss and loss expense reserves estimates as of December 31, 2012 and actuarial estimates of expected payout patterns by line of business. As a result, our calculation of loss reserve payments due by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. The projected gross loss payments presented do not include the estimated amounts recoverable from reinsurers that amounted to $459.5 million, which are estimated to be recovered as follows: less than one year, $190.9 million; one to three years, $161.2 million; four to five years, $67.1 million; and after five years, $40.3 million. The interest on the subordinated debentures is calculated using interest rates in effect at December 31, 2012 for variable rate debentures.

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

Capital

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At December 31, 2012 and December 31, 2011, our capital resources were as follows:

	December 31,
($ in thousands)	2012 (restated)	2011 (restated)

Outstanding under credit facility	$70,000	$50,000
Subordinated debentures	235,058	235,058
Convertible Senior Notes	144,673	141,843
Tower Group, Inc. stockholders’ equity	950,058	1,009,751

Total capitalization	$1,399,789	$1,436,652

Ratio of debt to total capitalization	32.1%	29.7%

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

As part of Tower’s capital management strategy, the Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. The timing and amount of purchases under the programs depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. For the year ended December 31, 2012, 1.2 million shares of common stock were purchased under this program at an aggregate consideration of $21.0 million. In the year ended December 31, 2011, 3.3 million shares were purchased under this program at an aggregate consideration of $64.6 million. As of December 31, 2012, $26.4 million remained available for future share repurchases under the new program.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Year Ended December 31,
($ in thousands)	2012 (restated)	2011 (restated)	2010 (revised)

Cash provided by (used in):
Operating activities	$109,213	$82,754	$197,025
Investing activities	(89,062)	(104,950)	(260,115)
Financing activities	(31,980)	(3,927)	28,087

Net increase (decrease) in cash and cash equivalents	(11,829)	(26,123)	(35,003)
Cash and cash equivalents, beginning of year	114,098	140,221	175,224

Cash and cash equivalents, end of period	$102,269	$114,098	$140,221

Comparison of Years Ended December 31, 2012 and 2011

For the year ended December 31, 2012, net cash provided by operating activities was $109.2 million as compared to $82.8 million for 2011. The increase in operating cash flow in 2012 primarily resulted from the increase in premium earned and an increase in claims relating to Superstorm Sandy that will be paid in 2013.

Net cash flows used in investing activities were $89.1 million for the year ended December 31, 2012 compared to $105.0 million used for the year ended December 31, 2011. The year ended December 31, 2012 and 2011 included an increase to fixed assets of

$19.5 million and $53.6 million, respectively, primarily related to the build out of new systems. The remaining cash flows in 2011 relates to the Company’s purchases and sales of fixed-maturity and equity investments. The remaining net cash outflows in 2012 relate primarily to the Company’s $71.5 million investment in Canopius Group and a $35.0 million increase in restricted cash collateral posted for assumed reinsurance business with Lloyd’s of London offset by securities sales to generate cash to pay Superstorm Sandy claims.

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

The following table presents the top ten reinsurer groups by reinsurance recoverable and prepaid reinsurance balances at December 31, 2012 and 2011:

		Recoverable on
($ in millions)	A.M. Best Rating	Unpaid Losses (restated)	Paid Losses (restated)	Prepaid Reinsurance	Total (restated)

December 31, 2012
Swiss Reinsurance America Corp.	A+	$79,021	$5,324	$103	$84,448
Lloyd’s Syndicates	A	47,335	1,100	8,785	57,220
Allianz Risk Transfer (Bermuda) Ltd.	A	38,837	1,037	1	39,875
OneBeacon Insurance Co.	A	37,803	-	-	37,803
Hannover Ruckversicherungs, AG	A+	21,920	473	3,662	26,055
Endurance Reinsurance Corp of America	A	15,269	1,235	9,121	25,625
Alterra Bermuda Ltd.	A	24,788	15	152	24,955
NationsBuilders Insurance Co.	NR	8,028	1,713	9,241	18,982
Tokio Millennium Re (UK) Ltd.	NR	9,407	1,379	8,156	18,942
Munich Reinsurance America Inc.	A+	15,002	594	-	15,596
Others		162,047	4,739	24,702	191,488

Total		$459,457	$17,609	$63,923	$540,989

December 31, 2011
Swiss Reinsurance America Corp.	A+	91,915	5,154	4	97,073
OneBeacon Insurance Co.	A	49,357	2	17	49,376
Hannover Ruckversicherungs, AG	A	23,881	317	3,806	28,004
Lloyd’s Syndicates	-	15,336	1,969	6,119	23,424
Allianz Risk Transfer (Bermuda) Ltd.	A	21,788	1,204	1	22,993
Munich Reinsurance America, Inc.	A+	17,993	151	-	18,144
Endurance Reinsurance Corp. of America	A	10,749	547	5,851	17,147
Platinum Underwriters Reinsurance Inc.	A	12,225	1,106	1,211	14,542
Alterra Bermuda Ltd.	-	10,487	154	162	10,803
Westport Insurance Corp.	A+	8,620	252	-	8,872
Others		29,870	12,607	36,866	79,343

Total		$292,221	$23,463	$54,037	$369,721

The following collateral is available to the Company for amounts recoverable from reinsurers as of December 31, 2012 and 2011:

($ in thousands)	A.M. Best Rating	Regulation 114 Trust	Letters of Credit	Funds Held	Total

December 31, 2012
Swiss Reinsurance America Corp.	A+	$-	$-	$49,466	$49,466
Allianz Risk Transfer (Bermuda) Ltd.	A	-	3,257	26,489	29,746
Tokio Millennium Re (UK) Ltd.	-	-	18,690	-	18,690
Alterra Insurance Ltd.	A	12,853	3,608	-	16,461
NationsBuilders Insurance Co.	-	-	-	15,296	15,296
Amlin AG	A	-	10,462	-	10,462
Lion Insurance Company	A -	7,644	-	-	7,644
Others		13,617	20,916	7,330	41,863

Total		$34,114	$56,933	$98,581	$189,628

December 31, 2011
Swiss Reinsurance America Corp.	A+	-	-	62,447	62,447
Allianz Risk Transfer AG	A	-	3,257	20,816	24,073
Tokio Millennium Re (UK) Ltd.	-	-	20,505	-	20,505
Alterra Insurance Ltd.	-	14,046	327	-	14,373
Tokio Millennium Re Ltd.	A++	7,869	-	3,033	10,902
NationsBuilders Insurance Co.	NR	-	-	8,369	8,369
Maiden Insurance Company	A-	7,437	-	-	7,437
Others		6,545	5,145	2,061	13,751

Total		$35,897	$29,234	$96,726	$161,857

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tower Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Tower Group, Inc. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing on page S-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012. However, management has subsequently determined that material weaknesses in internal control over financial reporting related to (i) the loss reserving process and (ii) the premium receivables reconciliation process existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (i) the loss reserving process and (ii) the premium receivables reconciliation process existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has experienced significant losses in 2013 that have reduced certain of its insurance subsidiaries’ statutory capital, resulting in the need for corrective actions which may require regulatory approval and may negatively impact the Company’s ability to meet its obligations under the bank credit facility and convertible notes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 2 to the accompanying consolidated financial statements and Note 3 to the financial statement schedules, the Company has restated its 2012 and 2011 consolidated financial statements and the financial statement schedules to correct errors.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 4, 2013, except with respect to our opinion on the consolidated financial statements insofar as it relates to the matters that raise substantial doubt about the Company’s ability to continue as a going concern described in Note 1, and except for the effects of the restatement discussed in Note 2 to the consolidated financial statements, and Note 3 to the financial statement schedules as well as the matters described in the fifth and sixth paragraphs of Management’s Report on Internal Control over Financial Reporting, as to which the date is November 25, 2013

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Group, Inc.

Consolidated Balance Sheets

	December 31,
	2012	2011
($ in thousands, except par value and share amounts)	(restated)	(restated)

Assets
Investments - Tower
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $1,926,236 and $2,046,932)	$2,064,148	$2,153,620
Equity securities (cost of $144,204 and $91,069)	140,695	87,479
Short-term investments (cost of $4,749 and $0)	4,750	-
Other invested assets	57,786	44,347
Investments - Reciprocal Exchanges
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $263,950 and $288,180)	280,563	300,054
Equity securities (cost of $5,144 and $1,965)	5,563	1,866

Total investments	2,553,505	2,587,366
Cash and cash equivalents (includes $9,782 and $666 relating to Reciprocal Exchanges)	102,269	114,098
Investment income receivable (includes $2,610 and $2,978 relating to Reciprocal Exchanges)	25,332	26,782
Investment in unconsolidated affiliate	71,894	-
Premiums receivable (includes $44,285 and $44,171 relating to Reciprocal Exchanges)	412,045	416,432
Reinsurance recoverable on paid losses (includes $682 and $5,670 relating to Reciprocal Exchanges)	17,609	23,463
Reinsurance recoverable on unpaid losses (includes $52,389 and $11,253 relating to Reciprocal Exchanges)	459,457	292,221
Prepaid reinsurance premiums (includes $17,803 and $14,685 relating to Reciprocal Exchanges)	63,923	54,037
Deferred acquisition costs, net (includes $11,364 and $11,866 relating to Reciprocal Exchanges)	181,198	168,858
Intangible assets (includes $6,854 and $4,839 relating to Reciprocal Exchanges)	106,768	114,920
Goodwill	241,458	241,458
Funds held by reinsured companies	137,545	69,755
Other assets (includes $1,559 and $2,685 relating to Reciprocal Exchanges)	338,769	308,089

Total assets	$4,711,772	$4,417,479

Liabilities
Loss and loss adjustment expenses (includes $135,791 and $136,274 relating to Reciprocal Exchanges)	$1,895,679	$1,632,113
Unearned premium (includes $103,216 and $102,991 relating to Reciprocal Exchanges)	921,271	893,176
Reinsurance balances payable (includes $6,979 and $3,466 relating to Reciprocal Exchanges)	40,569	20,794
Funds held under reinsurance agreements (includes $500 and $0 relating to Reciprocal Exchanges)	98,581	96,726
Other liabilities (includes $21,346 and $10,035 relating to Reciprocal Exchanges)	296,960	289,394
Deferred income taxes (includes $19,719 and $18,906 relating to Reciprocal Exchanges)	24,763	21,244
Debt	449,731	426,901

Total liabilities	3,727,554	3,380,348
Contingencies (Note 18)	-	-
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 53,048,011 and 52,625,970 shares issued, and 43,513,678 and 44,437,509 shares outstanding)	530	526
Treasury stock (9,534,333 and 8,188,461 shares)	(181,435)	(158,185)
Paid-in-capital	780,036	772,877
Accumulated other comprehensive income	82,756	63,053
Retained earnings	268,171	331,480

Tower Group, Inc. stockholders’ equity	950,058	1,009,751

Noncontrolling interests	34,160	27,380

Total stockholders’ equity	984,218	1,037,131

Total liabilities and stockholders’ equity	$4,711,772	$4,417,479

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011	2010
(in thousands, except per share amounts)	(restated)	(restated)	(revised)

Revenues
Net premiums earned	$1,721,864	$1,593,850	$1,292,669
Ceding commission revenue	32,335	33,968	39,303
Insurance services revenue	3,420	1,570	2,169
Policy billing fees	12,615	10,534	6,255
Net investment income	127,165	126,474	107,265
Net realized investment gains (losses):
Other-than-temporary impairments	(9,919)	(3,509)	(14,930)
Portion of loss recognized in other comprehensive income	286	264	11,909
Other net realized investment gains	35,109	12,639	17,674

Total net realized investment gains (losses)	25,476	9,394	14,653

Total revenues	1,922,875	1,775,790	1,462,314
Expenses
Loss and loss adjustment expenses	1,263,758	1,076,986	789,729
Direct and ceding commission expense	359,307	309,826	267,872
Other operating expenses	317,497	284,847	229,781
Acquisition-related transaction costs	9,229	360	2,369
Interest expense	32,630	34,290	24,223

Total expenses	1,982,421	1,706,309	1,313,974
Other income (expense)
Equity in income (loss) of unconsolidated affiliate	(1,470)	-	-

Income (loss) before income taxes	(61,016)	69,481	148,340
Income tax expense (benefit)	(29,099)	14,051	49,588

Net income (loss)	$(31,917)	$55,430	$98,752
Less: Net income (loss) attributable to Noncontrolling interests	2,317	10,995	(6,078)

Net income (loss) attributable to Tower Group, Inc.	$(34,234)	$44,435	$104,830

Earnings (loss) per share attributable to Tower Group, Inc. stockholders:
Basic	$(0.81)	$0.96	$2.13
Diluted	$(0.81)	$0.96	$2.12

Weighted average common shares outstanding:
Basic	42,902	45,226	48,561
Diluted	42,902	45,337	48,772

Dividends declared and paid per common share	$0.66	$0.61	$0.34

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2012	2011	2010
(in thousands)	(restated)	(restated)	(revised)

Net income (loss)	$(31,917)	$55,430	$98,752
Other comprehensive income (loss) before tax
Gross unrealized investment holding gains arising during the period	62,326	50,851	45,912
Less: Reclassification adjustment for investment (gains) losses included in net income	(25,476)	(9,394)	(14,653)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(286)	(264)	(11,909)
Cumulative translation adjustment	1,852	-	-
Deferred gain (loss) on cash flow hedge	(2,422)	(10,541)	3,223

Other comprehensive income (loss) before tax	35,994	30,652	22,573
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrealized investment holding gains (losses) arising during periods	(22,546)	(9,430)	(14,081)
Reclassification adjustment for (gains) losses included in net income	8,917	1,742	4,494
Portion of other-than-temporary impairment losses recognized in other comprehensive income	100	49	3,652
Cumulative translation adjustment	(648)	-	-
Deferred gain (loss) on cash flow hedge	571	1,955	(988)

Other comprehensive income, net of income tax	22,388	24,968	15,650

Comprehensive income (loss)	$(9,529)	$80,398	$114,402

Less: Comprehensive income (loss) attributable to Noncontrolling interests	5,001	21,189	(3,432)

Comprehensive income (loss) attributable to Tower Group, Inc.	$(14,530)	$59,209	$117,834

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					Other			Total
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Noncontrolling	Stockholders’
(in thousands)	Shares	Amount	Stock	Capital	Income (loss)	Earnings	Interests	Equity

Balance at December 31, 2009	51,090	511	(1,995)	751,818	35,275	226,660	-	1,012,269
Dividends declared	-	-	-	-	-	(16,551)	-	(16,551)
Stock based compensation	736	7	(1,750)	10,275	-	-	-	8,532
Repurchase of common stock	-	-	(88,034)	-	-	-	-	(88,034)
Reciprocal Exchanges’ equity on July 1, 2010, date of consolidation	-	-	-	-	-	-	7,622	7,622
Equity component of convertible senior notes issuance, net of income tax and issue costs	-	-	-	7,055	-	-	-	7,055
Convertible senior notes hedge transactions, net of tax	-	-	-	(9,945)	-	-	-	(9,945)
Warrants issued related to convertible senior notes issuance	-	-	-	3,800	-	-	-	3,800
Net income, as revised	-	-	-	-	-	104,830	(6,078)	98,752
Other comprehensive income	-	-	-	-	13,004	-	2,646	15,650

Balance at December 31, 2010, as revised	51,826	$518	$(91,779)	$763,003	$48,279	$314,939	$4,190	$1,039,150

Dividends declared	-	-	-	-	-	(27,894)	-	(27,894)
Stock based compensation	800	8	(1,834)	10,657	-	-	-	8,831
Deferred taxes on stock option activity	-	-	-	(783)	-	-	-	(783)
Repurchase of common stock	-	-	(64,572)	-	-	-	-	(64,572)
Net income, as restated	-	-	-	-	-	44,435	10,995	55,430
Other comprehensive income	-	-	-	-	14,774	-	10,194	24,968
Noncontrolling interest in acquired consolidated partnership	-	-	-	-	-	-	2,001	2,001

Balance at December 31, 2011, as restated	52,626	$526	$(158,185)	$772,877	$63,053	$331,480	$27,380	$1,037,131

Dividends declared	-	-	-	-	-	(29,075)	-	(29,075)
Stock based compensation	422	4	(2,263)	8,937	-	-	-	6,678
Repurchase of common stock	-	-	(20,987)	-	-	-	-	(20,987)
Net income, as restated		-	-	-	-	(34,234)	2,317	(31,917)
Transfer of assets to Reciprocal Exchanges		-	-	(1,778)	-	-	1,778	-
Other comprehensive income, as restated		-	-	-	19,703	-	2,685	22,388

Balance at December 31, 2012, as restated	53,048	$530	$(181,435)	$780,036	$82,756	$268,171	$34,160	$984,218

See accompanying notes to the consolidated financial statements.

Tower Group, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2012 (restated)	2011 (restated)	2010 (revised)

Cash flows provided by (used in) operating activities:
Net income (loss)	$(31,917)	$55,430	$98,752
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain on investment in acquired unconsolidated affiliate	(1,064)	-	-
Net realized investment (gains) losses	(25,476)	(9,394)	(14,653)
Depreciation and amortization	33,609	30,940	21,634
Amortization of bond premium or discount	11,447	9,239	2,237
Amortization of restricted stock	8,247	10,292	8,694
Deferred income taxes	(14,935)	5,847	60,619
Changes in operating assets and liabilities:
Investment income receivable	1,450	(2,912)	(3,598)
Premiums receivable	4,387	(15,832)	11,974
Reinsurance recoverable	(161,382)	(20,934)	(24,915)
Prepaid reinsurance premiums	(9,886)	23,590	45,024
Deferred acquisition costs, net	(12,340)	(4,735)	3,359
Funds held by reinsured companies	(67,790)	(66,176)	(3,579)
Other assets	(37,494)	13,659	(62,289)
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	263,566	21,692	76,166
Unearned premium	28,095	21,150	(23,269)
Reinsurance balances payable	19,775	(14,243)	(61,249)
Funds held under reinsurance agreements	1,855	3,573	79,416
Other liabilities	99,066	21,568	(17,298)

Net cash flows provided by operations	109,213	82,754	197,025

Cash flows provided by (used in) investing activities:
Net cash (used in) acquired from acquisitions	-	2,274	(171,907)
Purchase of fixed assets	(44,951)	(53,568)	(36,905)
Investment in unconsolidated affiliate	(71,512)	-	-
Purchase - fixed-maturity securities	(1,855,590)	(2,019,603)	(2,024,965)
Purchase - equity securities	(1,525,206)	(819,180)	(96,439)
Short-term investments, net	(4,750)	1,560	561,827
Purchase of other invested assets	(13,440)	(42,346)	-
Sale of fixed-maturity securities	1,813,628	-	1,427,528
Maturity of fixed-maturity securities	205,534	2,032,027	-
Sale - equity securities	1,442,225	793,886	80,746
Change in restricted cash	(35,000)	-	-

Net cash flows provided by (used in) investing activities	(89,062)	(104,950)	(260,115)

Cash flows provided by (used in) financing activities:
Proceeds from credit facility borrowings	20,000	67,000	56,000
Repayment of credit facility borrowings	-	(17,000)	(56,000)
Proceeds from capital lease financing	-	39,839	-
Proceeds from convertible senior notes	-	-	145,634
Payments for convertible senior notes hedge	-	-	(15,300)
Proceeds from issuance of warrants	-	-	3,800
Proceeds from share-based payment arrangements	345	534	288
Treasury stock acquired-net employee share-based compensation	(2,263)	(1,834)	(1,750)
Repurchase of Common Stock	(20,987)	(64,572)	(88,034)
Dividends paid	(29,075)	(27,894)	(16,551)

Net cash flows provided by (used in) financing activities	(31,980)	(3,927)	28,087

Increase (decrease) in cash and cash equivalents	(11,829)	(26,123)	(35,003)
Cash and cash equivalents, beginning of period	114,098	140,221	175,224

Cash and cash equivalents, end of period	$102,269	$114,098	$140,221

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$3,000	$29,000
Cash paid for interest	20,917	25,880	19,834
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

Significant Business Developments and Risks and Uncertainties Resulting from Events Occurring in 2013

In the preparation of Tower’s June 30, 2013 consolidated financial statements, subsequent to December 31, 2012, the Company recorded an increase in its loss and loss adjustment expense reserves of approximately $365 million relating to reserve strengthening associated with losses from prior accident years. This adverse loss development arose primarily from accident years 2008-2011 within the workers’ compensation, commercial multi-peril liability (“CMP”), other liability and commercial auto liability lines of business. In the second quarter of 2013, the Company performed a comprehensive update to its internal reserve study in response to continued observance in the second quarter of 2013 of higher than expected reported loss development. In conjunction with its comprehensive internal review, the Company also retained its consulting actuary to perform an independent reserve study covering lines of business comprising over 90% of the Company’s loss reserves. Since 2010, the Company has changed the mix of business by reducing the amount of program and middle market workers’ compensation and liability business that it underwrites.

The reserve strengthening was viewed by the Company as events or circumstances that required the Company to perform, in the second quarter of 2013, a detailed quantitative analysis of whether the recorded goodwill was impaired. After performing the quantitative analysis as of June 30, 2013, it was determined that $214.0 million of goodwill, which represents all of the goodwill allocated to the Commercial Insurance reporting unit at that date, was impaired. Accordingly, the consolidated statement of operations as of June 30, 2013 includes a non-cash charge of $214.0 million.

As a result of the reserve strengthening, the Company is expecting its U.S. based operations to have a pre-tax loss for 2013, which would result in a three-year cumulative loss position on its U.S. subsidiaries. After considering this negative evidence and uncertainty regarding the Company’s ability to generate sufficient future taxable income in the United States, the Company concluded that it should not recognize any net deferred tax assets (comprised principally of net operating loss carryforwards) as of June 30, 2013. The Company, therefore provided a full valuation allowance against its deferred tax asset at June 30, 2013.

Reinsurance Agreements

On October 1, 2013, Tower announced that it entered into agreements with three reinsurers, Arch Reinsurance Ltd. (“Arch”), Hannover Re (Ireland) Plc. (“Hannover”) and Southport Re (Cayman), Ltd. (“Southport Re”). These agreements provided for surplus enhancement and improved certain financial leverage ratios, while increasing the Company’s financial flexibility. The agreements with Arch and Hannover each consist of one reinsurance agreement while the arrangement with Southport Re consists of several reinsurance agreements. Each of these is described below.

The first agreement was between Tower Insurance Company of New York (“TICNY”), on its behalf and on behalf of each of its pool participants, and Arch. Under this multi-line quota share agreement, TICNY will cede 17.5% on a quota share of certain commercial automobile liability, commercial multi-peril property, commercial multi-peril liability and brokerage other liability (mono line liability) businesses. The agreement covers losses occurring on or after July 1, 2013 for policies in-force as at June 30, 2013 and policies written or renewed from July 1, 2013 to December 31, 2013. The agreement has a special termination clause whereby either party may terminate the agreement upon the occurrence of certain circumstances, including an A.M. Best financial strength rating downgrade to below A-. As noted below, A.M. Best downgraded Tower’s financial strength rating to B++. Neither party has provided notice to terminate the agreement.

Tower Group, Inc.

Notes to Consolidated Financial Statements

The second agreement was between TICNY, on its behalf and on behalf of each of its pool participants, and Hannover. Under this multi-line quota share agreement, TICNY will cede 14% on a quota share of certain brokerage commercial automobile liability, brokerage commercial multi-peril property, brokerage commercial multi-peril liability, brokerage other liability (mono line liability) and brokerage workers’ compensation businesses. The agreement covers losses occurring on or after July 1, 2013 for policies in-force as at June 30, 2013 and policies written or renewed from July 1, 2013 to December 31, 2013. The agreement has a special termination clause whereby either party may terminate the agreement upon the occurrence of certain circumstances, including an A.M. Best financial strength rating downgrade to below A-. As noted below, A.M. Best downgraded Tower’s financial strength rating to B++. Neither party has provided notice to terminate the agreement.

The third reinsurance arrangement with Southport Re consisted of two separate reinsurance agreements with TICNY, on its behalf and on behalf of each of its pool participants, and a third reinsurance agreement with Tower Reinsurance, Ltd. (“TRL”). Under the first of the agreements with TICNY, TICNY ceded to Southport Re a 30% quota share of its workers’ compensation and employer’s liability business. The agreement covers losses occurring on or after July 1, 2013 for policies in force at June 30, 2013 and policies written or renewed during the term of the agreement. Under the second of these agreements with TICNY, an aggregate excess of loss agreement, Southport Re assumed a portion of the losses incurred by TICNY on its workers’ compensation and employer’s liability business between January 1, 2011 and June 30, 2013, but paid by TICNY on or after June 1, 2013. Finally, TRL, a wholly-owned Bermuda-domiciled reinsurance subsidiary of Tower, also entered into an aggregate excess of loss agreement with Southport Re, in which Southport Re assumed a portion of the losses incurred by TRL on its assumed workers’ compensation and employer’s liability business between January 1, 2011 and June 30, 2013, but paid by TRL on or after June 1, 2013. The agreement has a special termination clause whereby either party may terminate the agreement upon the occurrence of certain circumstances, including an A.M. Best financial strength rating downgrade to below A-. As noted below, A.M. Best downgraded Tower’s financial strength rating to B++. Neither party has provided notice to terminate the agreement.

A.M. Best, Fitch and Demotech Downgrade the Company’s Financial Strength and Issuer Credit Ratings

On October 7, 2013, Fitch Ratings (“Fitch”), downgraded Tower’s Issuer Default Rating from “BBB” to “B” and Tower’s insurance subsidiaries’ Insurer Financial Strength ratings from “A-” to “BB”. The ratings will continue to remain on negative watch until, at the earliest, the completion of Tower’s exploration of strategic alternatives.

On October 8, 2013, A.M. Best Company (“A.M. Best”), lowered Tower’s issuer credit, as well as its financial strength ratings, from “A-” (Excellent) to “B++” (Good). The ratings remain under review with negative implications pending further discussions between A.M. Best and Tower’s management.

On October 7, 2013, Demotech, Inc. (“Demotech”) lowered its rating on TICNY and three other U.S. based insurance subsidiaries (Kodiak Insurance Company, Massachusetts Homeland Insurance Company and York Insurance Company of Maine) from A’ (A prime) to A (A exceptional). In addition, Demotech removed its previous A’ (A prime) rating on six other U.S. based insurance subsidiaries (CastlePoint Florida Insurance Company, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company, North East Insurance Company and Preserver Insurance Company). Demotech also affirmed its A ratings on Adirondack Insurance Exchange, New Jersey Skylands Insurance Association, New Jersey Skylands Insurance Company, and Mountain Valley Indemnity Company.

Management expects these rating actions, in combination with other items that have impacted the Company in the second quarter of 2013, to result in a decrease in the amount of premiums the insurance subsidiaries are able to write. Business written through certain program underwriting agents requires an A.M. Best rating of A- or greater.

In addition, one of Tower’s ceding companies requested as a result of contractual provisions that $26.3 million of additional collateral be provided to support the recoverability of their reinsurance receivable from Tower. The $26.3 million was funded in October 2013. Tower’s U.S. based insurance subsidiaries are also required to post collateral for various statutory purposes, and such requests are received from time to time from various regulatory authorities.

Statutory Capital

The Company is required to maintain minimum capital and surplus for each of its insurance subsidiaries.

Tower Group, Inc.

Notes to Consolidated Financial Statements

U.S. based insurance companies are required to maintain capital and surplus above Company Action Level, which is a calculated capital and surplus number using a risk-based formula adopted by the state insurance regulators. The basis for this formula is the National Association of Insurance Commissioners’ (“NAIC’s”) risk-based capital (“RBC”) system and is designed to measure the adequacy of a U.S. regulated insurer’s statutory capital and surplus compared to risks inherent in its business. If an insurance entity falls into Company Action Level, its management is required to submit a comprehensive financial plan that identifies the conditions that contributed to the financial condition. This plan must contain proposals to correct the financial problems and provide projections of the financial condition, both with and without the proposed corrections. The plan must also outline the key assumptions underlying the projections and identify the quality of, and problems associated with, the underlying business. Depending on the level of actual capital and surplus in comparison to the Company Action Level, the state insurance regulators could increase their regulatory oversight, restrict the placement of new business, or place the company under regulatory control. Bermuda based insurance entities minimum capital and surplus requirements are calculated from a solvency formula prescribed by the Bermuda Monetary Authority (the “BMA”).

As of June 30, 2013, Tower Reinsurance, Ltd. (“TRL”), one the Company’s two Bermuda-based reinsurers had capital and surplus that did not meet the minimum capital and surplus requirements of the BMA.

The Company has discussed with the BMA its intention to combine a substantial portion of the business and the capital of CastlePoint Reinsurance Company (“CastlePoint Re”), the Company’s other Bermuda based reinsurer, with TRL. Through this combination, management believes that the combined entity’s capital would meet the minimum capital and surplus thresholds determined by the BMA. The Company is currently developing this plan and expects to deliver this plan to its Bermuda regulators in the next several weeks. The Company cannot provide assurance that it will be successful in pursuing this alternative. Should the business combination not be approved, TRL would be operating at a capital level that is below the regulatory minimums as designated by the BMA. As such, TRL could be subject to significant additional regulatory oversight or, in the event that such oversight did not satisfy the BMA, placed into liquidation.

Tower has in place several intercompany reinsurance transactions between its U.S. based insurance subsidiaries and its Bermuda based insurance subsidiaries. The U.S. based insurance subsidiaries have historically reinsured on a quota share basis obligations to CastlePoint Re. The 2013 obligations that CastlePoint Re assumes from the U.S. based insurance subsidiaries are then retroceded to TRL. In addition, CastlePoint Re also entered into a loss portfolio transaction with TRL where its reserves associated with the U.S. insurance subsidiary business for underwriting years prior to 2013 were all transferred to TRL. Therefore, TRL recorded $175 million of reserve strengthening on its balance sheet as of June 30, 2013 and, consequently, the financial result of such development was a reduction in the capital of TRL to $8.3 million at June 30, 2013. In addition TRL is required to collateralize the additional $175 million of assumed reserves in a trust for the benefit of TICNY, the lead pool company of the U.S. insurance companies. TRL had unencumbered liquid assets of $96 million at June 30, 2013, and during October of 2013, TRL commuted two reinsurance treaties which provided an additional $79 million in unencumbered assets.

The funding of the trust to support TICNY’s reinsurance recoverable has not yet occurred and requires approval by the BMA. The Company provides no assurance that it will be successful in finalizing the business combination or in funding the trust. If the trust funding is not approved, 1) the statutory capital of TICNY would be at a level that could result in the New York Department of Financial Services placing TICNY under regulatory control; and 2) Tower Group, Inc. could violate the revised debt covenants of the bank credit facility at December 31, 2013, which violation, if not waived, would result in a cross default of our convertible notes. Statutory capital and surplus would be further reduced by whatever amounts are due from CastlePoint Re or from TRL that are not supported by assets held in trust. At June 30, 2013, all other U.S. based insurance subsidiaries maintained capital and surplus above company action level.

Two insurance subsidiaries that do not constitute “significant subsidiaries” of the Company under Regulation S-X are in discussions with the insurance regulatory authority in their state of domicile with respect to the imposition of restrictions on the operation of their businesses. These discussions may result in such subsidiaries’ agreeing to provide the regulatory authority with increased information with respect to their business, operations and financial condition, as well as limitations on payments and transactions outside the ordinary course of business and material changes in their management and related matters.

Liquidity

TGI is the obligor under the bank credit facility agreement dated as of February 15, 2012, as amended, with Bank of America N.A. and the other lenders named therein ($70 million outstanding as of June 30,2013) and the Convertible Senior Notes (“Notes”) due September 2014 ($150 million par amount outstanding as of June 30, 2013). The indebtedness of TGI is guaranteed by Tower Group International, Ltd. (“TGIL”), as well as several of TGI’s non-insurance subsidiaries.

TGI amended its credit facility on October 11, 2013, and agreed to several restrictions under the credit facility, including:

•	To not enter into any new borrowings under the credit facility;

•	To pledge to the lending banks any proceeds of new capital raises by TGI or TGIL until such time as the credit facility is paid in full;

•	To pledge to the lending banks proceeds from any sales of assets occurring at TGI; and

•	To submit to regulatory authorities, as appropriate, a request for approval to pledge the capital stock of the U.S. based and Bermuda based insurance subsidiaries.

Tower Group, Inc.

Notes to Consolidated Financial Statements

In addition, the following financial covenants are included in the credit facility:

•	Minimum consolidated Net Worth is the greater of $553,400,000 or 90 % of Consolidated Net Worth as of June 30, 2013; this covenant increases by 90% of any new capital plus 50% of Net Income above $20,000,000;

•	Debt to capitalization ratio limit of 46%;

•	Minimum risk based capital ratio of 175% at December 31, 2013 for Tower Insurance Company of New York and any other insurance subsidiary that exceeds 10% of the consolidated statutory surplus of all insurance subsidiaries;

•	Bermuda enhanced minimum capital requirement of 150% for CastlePoint Re at December 31, 2013 and 110% for TRL;

•	Minimum statutory surplus for all insurance companies of the greater of $419,000,000 or 85% of Combined Surplus at June 30, 2013; and

•	Independent accountant’s annual report shall not be subject to any “going concern” or like qualification or exception. This financial covenant will remain in effect for the year ending December 31, 2013. Although the independent accountant’s report on the consolidated financial statements for the years ended December 31, 2010, 2011 and 2012 contains a “going concern” explanatory paragraph, on November 14, 2013, the Company received a waiver from the lenders under the credit facility in respect of such “going concern” paragraph.

Tower currently is in compliance with all covenants contained in the credit facility.

The credit facility matures on May 30, 2014, at which point any unpaid balance becomes due.

The Company is evaluating potential opportunities to raise additional capital in private sales transactions as well as through other strategic alternatives currently being considered by TGIL’s Board of Directors, and intends to liquidate certain investments at TGI to repay the credit facility. Should the Company default on the credit facility and should such default not be waived by the credit banks, it would cause an acceleration of the maturity of the Notes, and such notes would become due concurrently with the unpaid balance on the credit facility.

The Company’s plan to repay the Notes includes a combination of using proceeds from the sale of assets held at TGI as well as using proceeds generated by future strategic alternatives being evaluated by TGIL’s Board of Directors, and to the extent necessary, issuing debt and/or equity securities to pay down the principal of the Notes. To the extent that such asset sales and debt securities issuances are not executed or are not successful, the Company may seek to sell certain of its operating assets to satisfy this obligation. The Company provides no assurance that it will be successful in finalizing the liquidation of the assets held at TGI, issuing new debt and/or equity securities or selling certain of its operating assets.

As of June 30, 2013, there are $235 million of subordinated debentures outstanding. The subordinated debentures do not have financial covenants that would cause an acceleration of their stated maturities. The earliest stated maturity date is on a $10 million debenture, with a stated maturity in May 2033. The Company has the ability to defer interest payments on its subordinated debentures for up to twenty quarters.

There are currently no commitments or assurances to raise additional capital, execute on any strategic alternatives or to liquidate certain investments at prices sufficient to liquidate the credit facility. In addition, there can be no guarantees that the Company will be able to remedy current statutory capital deficiencies in certain insurance subsidiaries or maintain adequate levels of statutory capital in the future. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern. Should the Company no longer continue to support its capital or liquidity needs, or should the Company be unable to successfully execute the above mentioned initiatives, the above items would have a material adverse effect on its business, results of operations and financial position.

The Company and certain of its senior officers have been named as defendants in several class action lawsuits instituted against them by certain shareholders.

Note 2 – Restatement of Previously Issued Financial Statements

Management is restating and revising the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (as amended by Amendment No. 1 to Form 10-K filed with the SEC on March 13, 2013), for the loss reserve and premium receivables errors discussed below and is also correcting other immaterial adjustments that were initially recorded in the period they were identified. These immaterial adjustments are being recast into the periods in which they originated.

On November 14, 2013, Tower issued a Current Report on Form 8-K stating that it had reached a determination to restate Tower’s audited annual consolidated financial statements as of and for the years ended December 31, 2011 and 2012 contained in the Amendment No. 1 to Tower’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 13, 2013 (the “2012 Form 10-K/A”), and that such financial statements should no longer be relied upon. In addition, Tower will revise its (i) audited annual consolidated financial statements for the year ended December 31, 2010 contained in the 2012 Form 10-K/A and (ii) unaudited interim consolidated financial statements as of and for the three months ended March 31, 2013 and 2012 contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, which was filed with the SEC on May 10, 2013 (the “First Quarter 2013 Form 10-Q”). Following management review of the matter with the Audit Committee of Tower’s Board of Directors (the “Audit Committee”), and upon management’s recommendation, the Audit Committee reached a conclusion on November 7, 2013 that previously issued financial statements of the Company covering one or more periods for which the Company is required to provide financial statements need to be revised or restated and may no longer be relied upon because of the inadvertent mistakes described below. At such meeting, the Audit Committee authorized the Company’s Chief Financial Officer and Chief Accounting Officer to determine, in consultation with the Company’s independent registered public accounting firm, the specific financial statements that should be revised or restated and should no longer be relied upon. Acting upon such authority, on November 12, 2013, these officers reached a conclusion, and advised Tower’s Board of Directors, as to the specific financial statements that need to be so revised or restated and should no longer be relied upon, as described above. The Company had previously determined and announced on October 7, 2013 that its June 30, 2013 loss reserves were strengthened by approximately $365 million. The Company then undertook to review its reserve analyses for prior years. During this evaluation, the Company considered its historical loss reserve analyses and the analyses of its independent actuaries and reviewed and discussed its conclusions with its independent registered public accounting firm. Upon completion of this evaluation, the Company determined that inadvertent mistakes in classification of insurance premiums by line of business used in the loss reserving process resulted in (1) an increase in the loss and loss adjustment expenses of $9.6 million, $21.7 million and $5.7 million, for the years ended December 31, 2012, 2011 and 2010, respectively, and (2) a decrease in the reinsurance recoverables on unpaid losses asset balance by $37.0 million, $27.4 million and $5.7 million as of December 31, 2012, 2011 and 2010, respectively.

Tower Group, Inc.

Notes to Consolidated Financial Statements

In addition, subsequent to the announcement on October 7, 2013, the Company identified errors in its historical premiums receivable balances due to inadvertent mistakes in its premiums receivable reconciliation process. This resulted in (1) a decrease of premiums receivable asset balance of $11.0 million, $10.0 million, $5.6 million and $7.2 million as of the years ended December 31, 2012, 2011, 2010 and 2009, respectively, and (2) an increase (decrease) of other operating expenses of $1.0 million, $4.4 million, ($1.6) million and $7.2 million for the years ended December 31, 2012, 2011, 2010 and 2009, respectively. The Company has also corrected other immaterial adjustments that were initially recorded in the period they were identified.

The effects of the restatement on the consolidated balance sheets are presented in the table below:

	As of December 31, 2012			As of December 31, 2011
($ in thousands, except par value and share amounts)	As Previously Filed	Restated	Effect of Adjustments	As Previously Filed	Restated	Effect of Adjustments

Assets
Total investments	2,554,505	2,553,505	(1,000)	2,587,366	2,587,366	-
Cash and cash equivalents	100,293	102,269	1,976	114,098	114,098	-
Investment income receivable	25,332	25,332	-	26,782	26,782	-
Investment in unconsolidated affiliate	70,830	71,894	1,064	-	-	-
Premiums receivable	422,112	412,045	(10,067)	426,432	416,432	(10,000)
Reinsurance recoverable on paid losses	17,609	17,609	-	23,903	23,463	(440)
Reinsurance recoverable on unpaid losses	496,192	459,457	(36,735)	319,664	292,221	(27,443)
Prepaid reinsurance premiums	63,923	63,923	-	54,037	54,037	-
Deferred acquisition costs, net	180,941	181,198	257	168,858	168,858	-
Intangible assets	106,768	106,768	-	114,920	114,920	-
Goodwill	241,458	241,458	-	241,458	241,458	-
Funds held by reinsured companies	137,545	137,545		69,755	69,755
Other assets	331,506	338,769	7,263	306,295	308,089	1,794

Total assets	$4,749,014	$4,711,772	$(37,242)	$4,453,568	$4,417,479	$(36,089)

Liabilities
Loss and loss adjustment expenses	$1,895,073	$1,895,679	$606	$1,632,113	$1,632,113	$-
Unearned premium	920,859	921,271	412	893,176	893,176	-
Reinsurance balances payable	40,569	40,569	-	20,794	20,794	-
Funds held under reinsurance agreements	98,581	98,581	-	96,726	96,726	-
Other liabilities	292,239	296,960	4,721	289,394	289,394	-
Deferred income taxes	36,464	24,763	(11,701)	33,285	21,244	(12,041)
Debt	449,731	449,731	-	426,901	426,901	-

Total liabilities	3,733,516	3,727,554	(5,962)	3,392,389	3,380,348	(12,041)
Stockholders’ equity
Common stock (1)	530	530	-	525	425	-
Treasury stock	(181,435)	(181,435)	-	(158,185)	(158,185)	-
Paid-in-capital (1)	780,036	780,036	-	772,878	772,878	-
Accumulated other comprehensive income	83,406	82,756	(650)	63,053	63,053	-
Retained earnings	298,299	268,171	(30,128)	355,528	331,480	(24,048)

Tower Group, Inc. stockholders’ equity	980,836	950,058	(30,778)	1,033,799	1,009,751	(24,048)

Noncontrolling interests	34,662	34,160	(502)	27,380	27,380	-

Total stockholders’ equity	1,015,498	984,218	(31,280)	1,061,179	1,037,131	(24,048)

Total liabilities and stockholders’ equity	$4,749,014	$4,711,772	$(37,242)	$4,453,568	$4,417,479	$(36,089)

(1)	Common stock and paid-in-capital have been revised for “previously filed” and “restated” for the effects of the share conversion discussed in “Note 3 – Accounting Policies and Procedures.”

Tower Group, Inc.

Notes to Consolidated Financial Statements

The effects of the restatement on the consolidated statements of operations and consolidated statements of comprehensive income are shown in the table below:

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	As		Effect	As		Effect	As		Effect
	Previously		of	Previously		of	Previously		of
($ in thousands)	Filed	Restated	Adjustments	Filed	Restated	Adjustments	Filed	Revised	Adjustments

Revenues
Net premiums earned	$1,721,542	$1,721,864	$322	$1,593,850	$1,593,850	$-	$1,292,669	$1,292,669	$ -
Ceding commission revenue	32,335	32,335	-	33,968	33,968	-	39,303	39,303	-
Insurance services revenue	3,420	3,420	-	1,570	1,570	-	2,169	2,169	-
Policy billing fees	12,615	12,615	-	10,534	10,534	-	6,255	6,255	-
Net investment income	127,165	127,165	-	126,474	126,474	-	107,265	107,265	-
Net realized investment gains (losses):			-			-			-
Other-than-temporary impairments	(9,919)	(9,919)	-	(3,509)	(3,509)	-	(14,930)	(14,930)	-
Portion of loss recognized in other comprehensive income	286	286	-	264	264	-	11,909	11,909	-
Other net realized investment gains	35,109	35,109	-	12,639	12,639	-	17,674	17,674	-

Total net realized investment gains (losses)	25,476	25,476	-	9,394	9,394	-	14,653	14,653	-

Total revenues	1,922,553	1,922,875	322	1,775,790	1,775,790	-	1,462,314	1,462,314	-
Expenses
Loss and loss adjustment expenses	1,253,860	1,263,758	9,898	1,055,249	1,076,986	21,737	784,023	789,729	5,706
Direct and ceding commission expense	359,710	359,307	(403)	309,826	309,826	-	267,872	267,872	-
Other operating expenses	316,645	317,497	852	280,447	284,847	4,400	231,381	229,781	(1,600)
Acquisition-related transaction costs	9,229	9,229	-	360	360	-	2,369	2,369	-
Interest expense	32,630	32,630	-	34,290	34,290	-	24,223	24,223	-

Total expenses	1,972,074	1,982,421	10,347	1,680,172	1,706,309	26,137	1,309,868	1,313,974	4,106
Other income (expense)
Equity in income (loss) of unconsolidated affiliate	(2,534)	(1,470)	1,064	-	-	-	-	-	-

Income (loss) before income taxes	(52,055)	(61,016)	(8,961)	95,618	69,481	(26,137)	152,446	148,340	(4,106)
Income tax expense (benefit)	(26,720)	(29,099)	(2,379)	24,142	14,051	(10,091)	52,168	49,588	(2,580)

Net income (loss)	$(25,335)	$(31,917)	$(6,582)	$71,476	$55,430	$(16,046)	$100,278	$98,752	$ (1,526)
Less: Net income (loss) attributable to Noncontrolling interests	2,819	2,317	(502)	10,995	10,995	-	(6,078)	(6,078)	-

Net income (loss) attributable to Tower Group, Inc.	$(28,154)	$(34,234)	$(6,080)	$60,481	$44,435	$(16,046)	$106,356	$104,830	$ (1,526)

Comprehensive income (loss)	(2,297)	(9,529)	(7,232)	96,444	80,398	(16,046)	115,928	114,402	(1,526)
Less: Comprehensive income (loss) attributable to Noncontrolling interests	5,503	5,001	(502)	21,189	21,189	-	(3,432)	(3,432)	-

Comprehensive income (loss) attributable to Tower Group, Inc.	(7,800)	(14,530)	(6,730)	75,255	59,209	(16,046)	119,360	117,834	(1,526)

Earnings (loss) per share attributable to Tower Group, Inc. stockholders:
Basic (1)	$(0.66)	$(0.81)	$(0.15)	$1.31	0.96	(0.35)	2.16	2.13	(0.03)
Diluted (1)	$(0.66)	$(0.81)	$(0.15)	$1.31	0.96	(0.35)	2.15	2.12	(0.03)

(1)	Basic and diluted earnings (loss) per share have been revised for “previously filed” and “restated” for the effects of the share conversion discussed in “Note 3 – Accounting Policies and Procedures.”

The effect of the restatement on the consolidated statement of cash flows is shown in the table below:

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	As		Effect	As		Effect	As		Effect
	Previously		of	Previously		of	Previously		of
($ in thousands)	Filed	Restated	Adjustments	Filed	Restated	Adjustments	Filed	Revised	Adjustments

Cash provided by (used in):
Operating activities	$107,237	$109,213	$1,976	$82,754	$82,754	$-	$197,025	$197,025	$-
Investing activities	(89,062)	(89,062)	-	(104,950)	(104,950)	-	(260,115)	(260,115)	-
Financing activities	(31,980)	(31,980)	-	(3,927)	(3,927)	-	28,087	28,087	-

Net increase (decrease) in cash and cash equivalents	(13,805)	(11,829)	1,976	(26,123)	(26,123)	-	(35,003)	(35,003)	-
Cash and cash equivalents, beginning of year	114,098	114,098	-	140,221	140,221	-	175,224	175,224	-

Cash and cash equivalents, end of period	$100,293	$102,269	$1,976	$114,098	$114,098	$-	$140,221	$140,221	$-

Note 3—Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Tower and its insurance subsidiaries, managing general agencies and management companies. The consolidated financial statements also include the accounts of Adirondack Insurance Exchange (“Adirondack”), a New York reciprocal insurer, and New Jersey Skylands Insurance Association (“New Jersey Skylands”), a New Jersey reciprocal insurer (together, the “Reciprocal Exchanges”). The Company does not own the Reciprocal Exchanges but manages them through its management companies.

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

The Company completed the Merger Transaction with Canopius Bermuda. Since the Company accounted for the Merger Transaction as a reverse acquisition and recapitalization, it has retroactively restated Common Stock, Treasury Stock and Paid-in-Capital accounts and earnings per share for periods prior to the Merger Transaction to reflect the historical capitalization of TGI, adjusted for the 1.1330 conversion ratio.

The table below reflects the previously reported and revised shareholders’ equity accounts resulting from the Merger Transaction:

($ in thousands, except per share amounts)		As previously Reported	Revised Amount

As of December 31, 2012
Common stock	$	469	$530
Treasury stock		(181,435)	(181,435)
Paid-in-capital		780,097	780,036
As of December 31, 2011
Common stock		465	526
Treasury stock		(158,185)	(158,185)
Paid-in-capital		772,938	772,877
As of December 31, 2010
Common stock		457	518
Treasury stock		(91,779)	(91,779)
Paid-in-capital		763,064	763,003
As of December 31, 2009
Common stock		451	511
Treasury stock		(1,995)	(1,995)
Paid-in-capital		751,878	751,818
For the year ended December 31, 2012
Earnings (Loss) per Share:
Basic	$	(0.73)	$(0.81)
Diluted		(0.73)	(0.81)
Weighted average common shares outstanding
Basic		38,795	42,902
Diluted		38,975	42,902
For the year ended December 31, 2011
Earnings (Loss) per Share:
Basic	$	1.48	$0.96
Diluted		1.48	0.96
Weighted average common shares outstanding
Basic		40,833	45,226
Diluted		40,931	45,337
For the year ended December 31, 2010
Earnings (Loss) per Share:
Basic	$	2.45	$2.13
Diluted		2.44	2.12
Weighted average common shares outstanding
Basic		43,462	48,561
Diluted		43,648	48,772

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

Loss and Loss Adjustment Expenses (“LAE”)

The liability for loss and LAE represents management’s best estimate of the ultimate cost and expense of all reported and unreported losses that are unpaid as of the balance sheet date. The liability for loss and LAE is recorded net of a tabular reserve discount for workers’ compensation and excess workers’ compensation claims in the amount of $8.4 million and $3.7 million at December 31, 2012 and 2011, respectively. The 2012 discount relates to $393.9 million of total net reserves for workers’ compensation. The projection of future claims payments and reporting is based on an analysis of the Company’s historical experience, supplemented by analyses of industry loss data. Management believes that the liability for loss and LAE is adequate to cover the ultimate cost of losses and claims to date; however, because of the uncertainty from various sources, including changes in reporting patterns, claims settlement patterns, judicial decisions, legislation, and economic conditions, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. As adjustments to these estimates become necessary, such adjustments are reflected in expense for the period in which the estimates are changed.

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

Fair value for fixed-maturity securities and equity securities is primarily based on quoted market prices or a matrix pricing using observable inputs, with limited exceptions as discussed in “Note 8 – Fair Value Measurements”. Changes in unrealized gains and losses, net of tax effects, are reported as a separate component of other comprehensive income while cumulative unrealized gains and losses are reported net of tax effects within accumulated other comprehensive income in stockholders’ equity. Realized gains and losses are determined on the specific identification method. Investment income is recorded when earned and includes the amortization of premium and discount on investments.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

Premiums Receivable

Premiums receivable represent amounts due from insureds and reinsureds for insurance coverage and are presented net of an allowance for doubtful accounts of $16.5 million and $14.4 million at December 31, 2012 and 2011, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable of $4.8 million, $3.0 million and $4.5 million were written off in 2012, 2011 and 2010, respectively.

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

The value of business acquired (“VOBA”) is an intangible asset relating to the estimated fair value of the unexpired insurance policies acquired in a business combination. VOBA is determined at the time of a business combination and is reported on the consolidated balance sheet with DAC and is amortized in proportion to the timing of the estimated underwriting profit associated with the in force policies acquired. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable. See “Note 10 – Deferred Acquisition Costs” for additional information regarding deferred acquisition costs.

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

Fixed Assets

Furniture, leasehold improvements, computer equipment, and software, including internally developed software, are reported at cost less accumulated depreciation and amortization. Gross fixed assets were $194.0 million and $176.4 million as of December 31, 2012 and 2011, respectively. Capitalized leases of $44.0 million and $41.0 million were included in this amount as at December 31, 2012 and 2011, respectively. Accumulated depreciation and amortization of $54.7 million and $56.5 million were recorded as of December 31, 2012 and 2011, respectively. In 2012, the Company wrote off $21.5 million of fully depreciated fixed assets with no impact to net income Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. The Company estimates the useful life for computer equipment to be three years, computer software, three to seven years, furniture and other equipment seven years and leasehold improvements is the term of the lease. Depreciation and amortization expense of $20.2 million, $22.0 million and $15.4 million were recorded for the years ended December 31, 2012, 2011 and 2010, respectively. Fixed assets are recorded in Other Assets on the balance sheet.

Other liabilities

Tower’s other liabilities balances are comprised primarily of accrued operating expenses, payables for securities purchased, accrued boards, bureaus and tax expenses, and capital lease obligations.

Variable Interest Entities

The Company consolidates the Reciprocal Exchanges as it has determined that these are variable interest entities and that the Company is the primary beneficiary. See “Note 6 – Variable Interest Entities” for more details.

Investment in unconsolidated affiliate

Although the Company owned less than 20% of the outstanding common stock of Canopius Group, Limited (“CGL”) at December 31, 2012, it recorded its investment in CGL under the equity method of accounting as it was able to significantly influence the operating and financial policies and decisions of CGL.

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

Statutory Accounting Principles

The Company’s insurance subsidiaries are required to prepare statutory basis financial statements in accordance with practices prescribed or permitted by the state or country in which they are domiciled. See “Note 19 – Statutory Financial Information and Accounting Policies” for more details.

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

In September 2011, the FASB issued amended guidance on testing goodwill for impairment. This guidance was intended to reduce the cost and complexity of the annual goodwill impairment test by allowing an entity to utilize more qualitative factors. The Company considered this guidance in the performance of its goodwill impairment test in the fourth quarter as of September 30, 2012. However, the Company did perform the Step 1 impairment test with no impairment noted. This guidance will not affect the Company’s financial position, result of operations or cash flows.

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

Note 4 – Investment in Canopius Group Limited and Exercise of Merger Option

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

Note 5—Acquisitions

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

Note 6–Variable Interest Entities (“VIEs”)

Through its management companies, Tower is the attorney-in-fact for the Reciprocal Exchanges and has the ability to direct their activities. The Reciprocal Exchanges are policyholder-owned insurance carriers organized as unincorporated associations. Each policyholder insured by the Reciprocal Exchanges shares risk with the other policyholders.

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

For the year ended December 31, 2012, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $204.7 million, $202.4 million and $2.3 million, respectively. For the year ended December 31, 2011, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $209.8 million, $198.8 million and $11.0 million, respectively.

Note 7—Investments

The cost or amortized cost and fair value of the Company’s investments in fixed maturity and equity securities, gross unrealized gains and losses, and other-than-temporary impairment losses as of December 31, 2012 and December 31, 2011 are summarized as follows:

($ in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Unrealized OTTI Losses (1)

December 31, 2012, as restated
U.S. Treasury securities	$183,462	$1,500	$(13)	$184,949	$-
U.S. Agency securities	98,502	4,351	(76)	102,777	-
Municipal bonds	633,373	52,914	(244)	686,043	-
Corporate and other bonds
Finance	233,849	21,293	(1,095)	254,047	-
Industrial	412,465	26,556	(868)	438,153	-
Utilities	51,698	2,958	(191)	54,465	-
Commercial mortgage-backed securities	211,819	30,375	(141)	242,053	-
Residential mortgage-backed securities
Agency backed securities	283,652	12,326	(262)	295,716	-
Non-agency backed securities	38,615	3,575	(34)	42,156	(6)
Asset-backed securities	42,751	1,615	(14)	44,352	-

Total fixed-maturity securities	2,190,186	157,463	(2,938)	2,344,711	(6)
Preferred stocks, principally financial sector	31,272	730	(481)	31,521	-
Common stocks, principally financial and industrial sectors	118,076	953	(4,292)	114,737	-
Short-term investments	4,749	1	-	4,750	-

Total, December 31, 2012, as restated	$2,344,283	$159,147	$(7,711)	$2,495,719	$(6)

Tower	$2,075,189	$141,614	$(7,210)	$2,209,593	$(6)
Reciprocal Exchanges	269,094	17,533	(501)	286,126	-

Total, December 31, 2012, as restated	$2,344,283	$159,147	$(7,711)	$2,495,719	$(6)

Tower Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2011
U.S. Treasury securities	$154,430	$1,725	$(13)	$156,142	$-
U.S. Agency securities	114,411	2,779	-	117,190	-
Municipal bonds	688,192	48,777	(255)	736,714	-
Corporate and other bonds
Finance	331,917	9,201	(4,615)	336,503	-
Industrial	388,139	22,198	(2,287)	408,050	-
Utilities	30,164	3,067	(61)	33,170	-
Commercial mortgage-backed securities	232,877	22,854	(2,564)	253,167	(483)
Residential mortgage-backed securities
Agency backed securities	304,876	15,401	(1)	320,276	-
Non-agency backed securities	29,907	2,603	(901)	31,609	(695)
Asset-backed securities	60,199	1,309	(655)	60,853	-

Total fixed-maturity securities	2,335,112	129,914	(11,352)	2,453,674	(1,178)
Preferred stocks, principally financial sector	24,083	317	(890)	23,510	-
Common stocks, principally industrial and financial sectors	68,951	1,078	(4,194)	65,835	-
Short-term investments	-	-	-	-	-

Total, December 31, 2011	$2,428,146	$131,309	$(16,436)	$2,543,019	$(1,178)

Tower	$2,138,001	$118,173	$(15,075)	$2,241,099	$(1,178)
Reciprocal Exchanges	290,145	13,136	(1,361)	301,920	-

Total, December 31, 2011	$2,428,146	$131,309	$(16,436)	$2,543,019	$(1,178)

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

Unrealized Losses

There are 213 securities at December 31, 2012, including fixed maturities and equity securities, which account for the gross unrealized loss, none of which is deemed by management to be OTTI. Temporary losses on corporate and other bonds result from purchases made in a lower interest rate environment or lower yield spread environment. In addition, there have been some ratings downgrades on certain of these securities. After analyzing the credit quality, balance sheet strength and company outlook, management believes these securities will recover in value. The structured securities that had significant unrealized losses resulted primarily from declines in both residential and commercial real estate prices. To the extent projected cash flows on

Tower Group, Inc.

Notes to Consolidated Financial Statements

structured securities change adversely, they would be considered OTTI, and an impairment loss would be recognized in the current period. Management considered all relevant factors, including expected recoverability of cash flows, in assessing whether a loss was other-than-temporary. The Company does not intend to sell these fixed maturity securities, and it is not more likely than not that these securities will be sold before recovering their cost basis.

For all fixed-maturity securities in an unrealized loss position at December 31, 2012, the Company has received all contractual interest payments (and principal if applicable). Based on the continuing receipt of cash flow and the foregoing analyses, management expects continued timely payments of principal and interest and considers the losses to be temporary.

The unrealized loss position associated with the fixed-maturity portfolio was $2.9 million as of December 31, 2012, consisting primarily of corporate bonds and mortgage-backed securities of $2.6 million. The total fixed-maturity portfolio of gross unrealized losses included 183 securities which were, in aggregate, approximately 1.1% below amortized cost. Of the 183 fixed maturity investments identified, 31 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these investments at December 31, 2012 was $0.3 million. Management does not consider these investments to be other-than-temporarily impaired.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

The following table presents information regarding invested assets that were in an unrealized loss position at December 31, 2012 and December 31, 2011 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Aggregate	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses

December 31, 2012, as restated
U.S. Treasury securities	$44,347	$(13)	$-	$-	$44,347	$(13)
U.S. Agency securities	22,345	(76)	-	-	22,345	(76)
Municipal bonds	21,532	(235)	251	(9)	21,783	(244)
Corporate and other bonds
Finance	16,853	(1,095)	-	-	16,853	(1,095)
Industrial	53,576	(667)	4,188	(202)	57,764	(869)
Utilities	20,143	(191)	7	-	20,150	(191)
Commercial mortgage-backed securities	23,223	(141)	95	-	23,318	(141)
Residential mortgage-backed securities
Agency backed	59,009	(261)	25	(1)	59,034	(262)
Non-agency backed	815	(6)	588	(28)	1,403	(34)
Asset-backed securities	1,499	(2)	4,232	(11)	5,731	(13)

Total fixed-maturity securities, as restated	263,342	(2,687)	9,386	(251)	272,728	(2,938)
Preferred stocks	9,716	(155)	5,724	(326)	15,440	(481)
Common stocks	55,560	(4,292)	-	-	55,560	(4,292)

Total, December 31, 2012, as restated	$328,618	$(7,134)	$15,110	$(577)	$343,728	$(7,711)

Tower	$270,609	$(6,732)	$13,338	$(478)	$283,947	$(7,210)
Reciprocal Exchanges	58,009	(402)	1,772	(99)	59,781	(501)

Total, December 31, 2012, as restated	$328,618	$(7,134)	$15,110	$(577)	$343,728	$(7,711)

December 31, 2011
U.S. Treasury securities	$92,001	$(13)	$-	$-	$92,001	$(13)
U.S. Agency securities	-	-	-	-	-	-
Municipal bonds	13,449	(255)	-	-	13,449	(255)
Corporate and other bonds
Finance	138,986	(4,610)	251	(5)	139,237	(4,615)
Industrial	57,357	(2,141)	3,519	(146)	60,876	(2,287)
Utilities	1,902	(61)	-	-	1,902	(61)
Commercial mortgage-backed securities	26,130	(2,564)	-	-	26,130	(2,564)
Residential mortgage-backed securities
Agency backed	19	(1)	12	-	31	(1)
Non-agency backed	13,294	(318)	4,609	(583)	17,903	(901)
Asset-backed securities	29,624	(647)	610	(8)	30,234	(655)

Total fixed-maturity securities	372,762	(10,610)	9,001	(742)	381,763	(11,352)
Preferred stocks	17,773	(644)	1,303	(246)	19,076	(890)
Common stocks	44,132	(4,194)	-	-	44,132	(4,194)

Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

Tower	$398,989	$(14,160)	$8,264	$(915)	$407,253	$(15,075)
Reciprocal Exchanges	35,678	(1,288)	2,040	(73)	37,718	(1,361)

Total, December 31, 2011	$434,667	$(15,448)	$10,304	$(988)	$444,971	$(16,436)

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

	Tower		Reciprocal Exchanges		Total

	Amortized	Fair	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value	Cost	Value

December 31, 2012, as restated
Remaining Time to Maturity
Less than one year	$30,082	$30,614	$2,678	$2,715	$32,760	$33,329
One to five years	489,939	510,523	45,576	47,275	535,515	557,798
Five to ten years	564,556	607,711	76,480	80,009	641,036	687,720
More than 10 years	346,410	379,045	57,628	62,542	404,038	441,587
Mortgage and asset-backed securities	495,249	536,255	81,588	88,022	576,837	624,277

Total, as restated	$1,926,236	$2,064,148	$263,950	$280,563	$2,190,186	$2,344,711

December 31, 2011
Remaining Time to Maturity
Less than one year	$40,201	$40,529	$44,238	$44,942	$84,439	$85,471
One to five years	479,721	491,904	81,566	83,743	561,287	575,647
Five to ten years	563,830	593,838	21,522	22,797	585,352	616,635
More than 10 years	427,357	458,536	48,818	51,480	476,175	510,016
Mortgage and asset-backed securities	535,823	568,813	92,036	97,092	627,859	665,905

Total	$2,046,932	$2,153,620	$288,180	$300,054	$2,335,112	$2,453,674

Other Invested Assets

The following table shows the composition of the other invested assets as of December 31, 2012 and 2011:

($ in thousands)	2012	2011

Limited partnerships, equity method	$23,864	$12,459
Real estate, amortized cost	7,422	6,888
Securities reported under the fair value option	25,000	25,000
Other	1,500	-

Total	$57,786	$44,347

In December 2011, the Company purchased two securities for which it elected the fair value option. This election was made to simplify the accounting for these instruments which contain embedded derivatives and other features.

Note 8—Fair Value Measurements

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

As at December 31, 2012 and 2011, the Company’s financial instruments carried at fair value are allocated among levels as follows:

($ in thousands)	Level 1	Level 2	Level 3	Total

December 31, 2012, as restated
Fixed-maturity securities
U.S. Treasury securities	$-	$184,949	$-	$184,949
U.S. Agency securities	-	102,777	-	102,777
Municipal bonds	-	686,043	-	686,043
Corporate and other bonds	-	746,665	-	746,665
Commercial mortgage-backed securities	-	242,053	-	242,053
Residential mortgage-backed securities	-	-	-	-
Agency	-	295,716	-	295,716
Non-agency	-	42,156	-	42,156
Asset-backed securities	-	44,352	-	44,352

Total fixed-maturities, as restated	-	2,344,711	-	2,344,711
Equity securities	146,258	-	-	146,258
Short-term investments	-	4,750	-	4,750

Total investments at fair value, as restated	146,258	2,349,461	-	2,495,719
Other invested assets (1)	-	-	25,000	25,000
Other liabilities	-	-	-	-
Interest rate swap contracts	-	(9,016)	-	(9,016)
Debt and equity securities sold, not yet purchased	-	(17,101)	-	(17,101)

Total, December 31, 2012, as restated	$146,258	$2,323,344	$25,000	$2,494,602

Tower	$140,695	$2,042,780	$25,000	$2,208,475
Reciprocal Exchanges	5,563	280,564	-	286,127

Total, December 31, 2012, as restated	$146,258	$2,323,344	$25,000	$2,494,602

December 31, 2011
Fixed-maturity securities
U.S. Treasury securities	$-	$156,142	$-	$156,142
U.S. Agency securities	-	117,190	-	117,190
Municipal bonds	-	736,714	-	736,714
Corporate and other bonds	-	777,723	-	777,723
Commercial mortgage-backed securities	-	253,167	-	253,167
Residential mortgage-backed securities	-	-	-	-
Agency	-	320,276	-	320,276
Non-agency	-	31,609	-	31,609
Asset-backed securities	-	60,853	-	60,853

Total fixed-maturities	-	2,453,674	-	2,453,674
Equity securities	89,345	-	-	89,345
Short-term investments	-	-	-	-

Total investments	89,345	2,453,674	-	2,543,019
Other invested assets (2)	-	-	25,000	25,000
Other liabilities	-	-	-	-
Interest rate swap contracts	-	(7,384)	-	(7,384)

Total, December 31, 2011	$89,345	$2,446,290	$25,000	$2,560,635

Tower	$87,479	$2,146,236	$25,000	$2,258,715
Reciprocal Exchanges	1,866	300,054	-	301,920

Total, December 31, 2011	$89,345	$2,446,290	$25,000	$2,560,635

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

Note 9—Goodwill and Intangible Assets

Goodwill

Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. See Note 5 – “Acquisitions” for information regarding the calculation of goodwill related to the recent acquisitions. The following is a summary of goodwill by reporting units:

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

	Commercial Insurance	Personal Insurance

Discounting interest rate	10%	10%
Growth rate – near term	8 - 14%	10 - 23%
Terminal growth rate	3%	3%
Combined ratio(*)	94% - 98%	94% - 98%

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

For the Commercial Insurance reporting unit, the Company determined in Step 1 that the reporting unit’s fair value was less than its carrying value, primarily driven by the overall market capitalization. Accordingly, recoverability was evaluated assuming fair value was allocated to assets and liabilities as if the reporting unit had been acquired in a business combination. In Step 2, the implied value of the Commercial Insurance reporting unit’s goodwill was greater than its goodwill carrying value by $27 million considering an acquisition control premium of 42%; therefore, goodwill was not impaired and no write-down was required; however, the Step 1 comparison indicates a greater risk of future impairment for this reporting unit’s goodwill.

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

As discussed in “Note 1 – Nature of the Business,” in the second quarter of 2013, subsequent to December 31, 2012, significant business developments resulted in the management assessing its goodwill balances for impairment as of June 30, 2013. The Company impaired all goodwill allocated to its Commercial Insurance reporting unit. No impairment charge was required for the Personal Insurance reporting unit goodwill.

Subsequent Personal Insurance reporting unit goodwill assessments could result in impairment due to the impact of a volatile financial market on earnings, discount assumptions, liquidity and market capitalization. Management will continue to monitor its goodwill for possible future impairments.

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

Note 10 - Deferred Acquisition Costs (“DAC”)

Acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty business for the year ended December 31, 2012, 2011 and 2010 as follows:

	Year Ended December 31,

	2012			2011			2010

($ in thousands)	Tower (restated)	Reciprocal Exchanges	Total (restated)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total

Deferred acquisition costs, net, January 1	$156,992	$11,866	$168,858	$145,917	$18,206	$164,123	$126,307	$-	$126,307
Acquisition date value of business acquired (“VOBA”) of acquired entities	-	-	-	-	-	-	23,492	17,301	40,793
Cost incurred and deferred:
Commissions and brokerage	298,701	31,266	329,967	279,699	31,837	311,536	240,428	20,465	260,893
Other underwriting and acquisition costs	68,238	7,467	75,705	64,416	5,896	70,312	87,715	13,500	101,215
Ceding commission revenue	(25,052)	(15,878)	(40,930)	(20,082)	(11,446)	(31,528)	(32,526)	(7,232)	(39,758)

Net costs incurred and deferred	341,887	22,855	364,742	324,033	26,287	350,320	295,617	26,733	322,350
Amortization	(329,045)	(23,357)	(352,402)	(312,958)	(32,627)	(345,585)	(299,499)	(25,828)	(325,327)

Deferred acquisition costs, net, December 31,	$169,834	$11,364	$181,198	$156,992	$11,866	$168,858	$145,917	$18,206	$164,123

Note 11 - Reinsurance

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

Impact of Reinsurance on Premiums

The table below shows direct, assumed and ceded premiums for the years ended December 31, 2012, 2011 and 2010:

($ in thousands)	Direct (restated)	Assumed	Ceded	Net (restated)

2012
Premiums written	$1,755,157	$215,915	$231,691	$1,739,381
Change in unearned premiums	3,969	(31,370)	(9,884)	(17,517)

Premiums earned	$1,759,126	$184,545	$221,807	$1,721,864

2011
Premiums written	$1,692,282	$118,642	$172,333	$1,638,591
Change in unearned premiums	(8,262)	(12,890)	23,589	(44,741)

Premiums earned	$1,684,020	$105,752	$195,922	$1,593,850

2010
Premiums written	$1,432,177	$64,194	$182,307	$1,314,064
Change in unearned premiums	(2,927)	26,195	44,663	(21,395)

Premiums earned	$1,429,250	$90,389	$226,970	$1,292,669

Reinsurance Balances

As of December 31, 2012 and 2011, the Company had $495.9 million and $333.0 million, respectively, of reinsurance recoverables with reinsurers rated A- or higher by A.M. Best. These represented 91.7% and 90.1%, respectively, of the Company’s total reinsurance recoverables as of those dates. As of December 31, 2012 and 2011, the largest reinsurance recoverable balance with any one reinsurer was approximately 8.6% and 9.4% of the Company’s stockholders’ equity.

The Company did not record any modifications of its reinsurance recoverables on paid or unpaid losses in the years ended December 31, 2012, 2011 or 2010. The Company recorded no allowance for credit losses on its reinsurance recoverables on paid or unpaid losses as of December 31, 2012 or 2011. The Company did not consider that any of its undisputed reinsurance recoverables on paid or unpaid losses as of years ended December 31, 2012 and 2011 to be past due. As discussed in “Note 18 – Contingencies”, certain reinsurance agreements are subject to legal proceedings.

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

Note 12—Loss and Loss Adjustment Expense

The components of the liability for loss and LAE expenses and related reinsurance recoverables for the years ended December 31, 2012 and 2011 are as follows:

	Tower		Reciprocal Exchanges		Total
($ in thousands)	Gross Liability (restated)	Reinsurance Recoverable (restated)	Gross Liability	Reinsurance Recoverable	Gross Liability (restated)	Reinsurance Recoverable (restated)

December 31, 2012
Case-basis reserves	$913,411	$79,911	$63,465	$10,160	$976,876	$90,071
IBNR reserves	846,477	327,157	72,326	42,229	918,803	369,386
Recoverable on paid losses	-	16,927	-	682	-	17,609

Total, December 31, 2012	$1,759,888	$423,995	$135,791	$53,071	$1,895,679	$477,066

December 31, 2011
Case-basis reserves	$766,275	$135,686	$82,203	$7,916	$848,478	$143,602
IBNR reserves	729,564	145,282	54,071	3,337	783,635	148,619
Recoverable on paid losses	-	17,793	-	5,670	-	23,463

Total, December 31, 2011	$1,495,839	$298,761	$136,274	$16,923	$1,632,113	$315,684

The following tables provide a reconciliation of the beginning and ending consolidated balances for unpaid losses and LAE for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012			2011
($ in thousands)	Tower (restated)	Reciprocal Exchanges	Total (restated)	Tower (restated)	Reciprocal Exchanges	Total (restated)

Balance at January 1,	$1,495,839	$136,274	$1,632,113	$1,439,106	$171,315	$1,610,421
Less reinsurance recoverables on unpaid losses	(280,968)	(11,253)	(292,221)	(265,592)	(11,384)	(276,976)

	1,214,871	125,021	1,339,892	1,173,514	159,931	1,333,445
Net reserves, at fair value, of acquired entities	-	-	-	-	-	-
Incurred related to:
Current year	1,066,411	118,099	1,184,510	933,791	142,254	1,076,045
Prior years unfavorable/(favorable) development	88,129	(8,881)	79,248	38,776	(37,835)	941

Total incurred	1,154,540	109,218	1,263,758	972,567	104,419	1,076,986
Paid related to:
Current year	431,437	98,682	530,119	337,268	59,078	396,346
Prior years	585,154	52,155	637,309	593,942	80,251	674,193

Total paid	1,016,591	150,837	1,167,428	931,210	139,329	1,070,539

Net balance at end of period	1,352,820	83,402	1,436,222	1,214,871	125,021	1,339,892
Add reinsurance recoverables on unpaid losses	407,068	52,389	459,457	280,968	11,253	292,221

Balance at December 31,	$1,759,888	$135,791	$1,895,679	$1,495,839	$136,274	$1,632,113

	2010
($ in thousands)	Tower (revised)	Reciprocal Exchanges	Total (revised)

Balance at January 1,	$1,131,989	$-	$1,131,989
Less reinsurance recoverables on unpaid losses	(199,687)	-	(199,687)

	932,302	-	932,302
Net reserves, at fair value, of acquired entities	193,484	158,652	352,136
Incurred related to:
Current year	724,254	72,059	796,313
Prior years unfavorable/(favorable) development	3,273	(9,857)	(6,584)

Total incurred	727,527	62,202	789,729
Paid related to:
Current year	278,859	46,276	325,135
Prior years	400,940	14,647	415,587

Total paid	679,799	60,923	740,722

Net balance at end of period	1,173,514	159,931	1,333,445
Add reinsurance recoverables on unpaid losses	265,592	11,384	276,976

Balance at December 31,	$1,439,106	$171,315	$1,610,421

Tower Group, Inc.

Notes to Consolidated Financial Statements

Incurred losses and LAE for the year ended December 31, 2012 attributable to insured events of prior years increased by $79.2 million. Excluding the Reciprocal Exchanges the incurred losses and LAE increased by $88.1 million.

The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 73.4% and 67.6% for the years ended December 31, 2012 and 2011, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 74.1% and 69.1% for the years ended December 31, 2012 and 2011, respectively. The Reciprocal Exchanges’ net loss ratio was 66.7% and 55.8% for the years ended December 31, 2012 and 2011, respectively.

Excluding the Reciprocal Exchanges, the 2012 net loss and loss adjustment expenses included $101.0 million from claims related to Superstorm Sandy.

Excluding the Reciprocal Exchanges, there was reserve strengthening of $88.1 million for the year ended December 31, 2012 comprised of reserve strengthening in Personal Insurance of $4.0 million and adverse development in Commercial Insurance of $84.1 million.

The reserve strengthening in Commercial Insurance included $56.6 million in workers compensation, $22.5 million in commercial automobile liability and $5.0 million in other lines. The reserve strengthening in Personal Insurance was comprised mainly of $4.6 million for homeowners, $1.2 million for other liability, and $5.4 million for other lines, partially offset by $7.2 million for amortization of reserves risk premium, principally relating to reserves acquired in the OBPL transaction. For the Reciprocal Exchanges, the favorable development was $8.9 million, comprised of favorable development of $3.1 million for homeowners, $1.6 million for private passenger automobile liability, $1.7 million for other lines, and $2.5 million for amortization of reserves risk premium.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

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

Note 13—Stockholders’ Equity

Shares of Common Stock Issued

For the years ended December 31, 2012 and 2011, 0 and 39,215 new common shares, respectively, were issued as the result of employee stock option exercises and 422,176 and 741,185 new common shares, for the same periods, respectively, were issued as the result of restricted stock grants.

For the years ended December 31, 2012 and 2011, 117,377 and 89,203 shares, respectively, of common stock were purchased from employees in connection with the vesting of restricted stock issued under the 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of employees as permitted under the Plan in order to pay the expected amount of tax liability owed by the employees from the vesting of those shares. In addition, for the years ended December 31, 2012 and 2011, 28,513 and 21,346 shares, respectively, of common stock were surrendered as a result of restricted stock forfeitures.

Share Repurchase Program

The Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization is in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The new share repurchase program will expire on March 4, 2013. In the year ended December 31, 2012, 1.2 million shares of common stock were purchased under these programs at an aggregate consideration of $21.0 million. In the year ended December 31, 2011, 3.3 million shares were purchased under these programs at an aggregate consideration of $64.6 million. As of December 31, 2012, the original $100 million share purchase program had been fully utilized and $26.4 million remained available for future share repurchases under the new program.

Dividends Declared

Dividends on common stock and unvested participating restricted stock of $29.1 million, $27.9 million and $16.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, were declared and paid.

On January 30, 2013, the Board of Directors approved a quarterly dividend of $0.1875 per share (or, $0.165 after adjusting for the Merger Transaction conversion ratio of 1.1330) payable on February 28, 2013 to stockholders of record as of February 14, 2013.

Note 14—Debt

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

$455,058

(a) Amount reflected in balance sheet for convertible senior notes is net of unamortized original issue discount of $5.3 million

Total interest expense incurred, including interest expense on the funds held liabilities disclosed in “Note 11 – Reinsurance”, was $32.6 million, $34.3 million and $24.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Credit Facility

On February 15, 2012, the Company amended its $125.0 million credit facility with Bank of America, N.A. and the other lenders named therein by increasing borrowing capacity up to $150 million, extending the maturity date to February 15, 2016, and resetting borrowing fees to more favorable current market terms. The credit facility is used for general corporate purposes. The original credit facility was entered into on May 14, 2010 and had an expiration date of May 14, 2013.

On November 26, 2012, the Company further amended its credit facility whereby the lenders provided consent to the proposed merger of the Company with a subsidiary of Canopius Holdings Bermuda Limited that the Company expects to consummate (see “Note 4-Investment in Canopius Group Limited and Exercise of Merger Option”). The second amendment also increases the Company’s maximum revolving commitment by $70 million to $220 million upon the effectiveness of the Merger and the satisfaction of certain other conditions set forth in the Second Amendment.

The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements to maintain certain consolidated net worth, debt to capitalization ratios, minimum risk-based capital and minimum statutory surplus. The credit facility also provides for customary events of default, including failure to pay principal when due, failure to pay interest or fees within three days after becoming due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its material subsidiaries, the occurrence of certain material judgments, or a change in control of the Company, and upon an event of default the administrative agent (subject to the consent of the requisite percentage of the lenders) may immediately terminate the obligations to make loans and to issue letters of credit, declare the Company’s obligations under the credit facility to become immediately due and payable, and require the Company to deposit in a collateral account cash collateral with a value equal to the then outstanding amount of the aggregate face amount of any outstanding letters of credit. The Company was in compliance with all covenants under the credit facility at December 31, 2012.

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

See Liquidity in “Note 1—Nature of Business” for more detail.

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

Note 15—Stock Based Compensation

2008 Long-Term Equity Compensation Plan (“2008 LTEP”)

In 2008, the Company’s Board of Directors adopted and its stockholders approved the 2008 LTEP, which amended and revised the 2004 Long-Term Equity Compensation Plan.

The 2008 LTEP provides for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights (“SARs”), restricted stock and restricted stock unit awards, performance shares and other cash or share-based awards. The maximum amount of share-based awards authorized is 2,634,730 of which 261,658 are available for future grants as of December 31, 2012.

2013 Long-Term Incentive Plan (“2013 LTIP”)

The Compensation Committee of the Board of Directors has established, beginning in 2013 and subject to stockholder approval, a new Long Term Incentive Plan (the “2013 LTIP”), to replace the Company’s existing 2008 Long Term Equity Compensation Plan.

Shares and Options Granted

The following table provides information with respect to the stock options and shares of the Company’s common stock issued (i) to the Company’s employees under the 2004 LTEP and (ii) to employees and directors of companies acquired by the Company in exchange for the options and shares owned by such employees and directors in such companies at the time of acquisition. The historical shares have been adjusted for the 1.1330 conversion ratio resulting from the Merger Transaction described in “Note 3—Accounting Policies and Procedures.”

	Year Ended December 31,

	2012	2011	2010
	(revised)	(revised)	(revised)

Granted under the Plan (excludes shares and options issued with respect to acquisitions)
Restricted stock	422,176	741,185	402,825
Stock options, at fair value	-	-	-

	422,176	741,185	402,825

Issued restricted stock and stock options from acquisitions	-	-	-

Total	422,176	741,185	402,825

Tower Group, Inc.

Notes to Consolidated Financial Statements

Restricted Stock

The following table provides an analysis of restricted stock activity for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,

	2012		2011		2010

	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(revised)	(revised)	(revised)	(revised)	(revised)	(revised)

Outstanding, January 1	1,120,090	$20.69	670,366	$20.39	537,066	$21.75
Granted	422,176	19.77	741,185	21.01	402,825	19.28
Vested	(497,851)	20.94	(270,115)	20.79	(236,858)	21.57
Forfeitures	(28,513)	20.69	(21,346)	20.84	(32,667)	20.48

Outstanding, December 31,	1,015,902	$20.38	1,120,090	$20.69	670,366	$20.39

Stock Options

The following table provides an analysis of stock option activity for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,

	2012		2011		2010

	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
	(revised)	(revised)	(revised)	(revised)	(revised)	(revised)

Outstanding, January 1	969,307	$17.78	1,039,127	$17.66	1,571,482	$17.32
Exercised	-	-	(39,215)	9.48	(274,377)	5.86
Forfeitures and expirations	-	-	(30,605)	24.35	(257,978)	28.14

Outstanding, December 31	969,307	$17.78	969,307	$17.78	1,039,127	$17.66

Exercisable, December 31	969,307	$17.78	969,307	$17.78	976,579	$17.73

All options outstanding as of December 31, 2012 are fully exercisable as shown on the following table:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Average Exercise Price	Number of Shares	Average Exercise Price
	(revised)		(revised)	(revised)	(revised)

$10.01 - $20.00	778,828	3.6	$16.33	778,828	$ 16.33
$20.01 - $30.00	188,365	5.1	23.64	188,365	23.64
$30.01 - $40.00	2,114	2.1	30.35	2,114	30.35

Total Options	969,307	3.9	$17.78	969,307	$ 17.78

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

Note 16—Income Taxes

The Company files a consolidated Federal income tax return. The Reciprocal Exchanges are not included in the Company’s consolidated tax return as the Company does not have an ownership interest in the Reciprocal Exchanges, and they are not a part of the consolidated tax sharing agreement.

The provision for Federal, state and local income taxes consist of the following components for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,

	2012			2011			2010

($ in thousands)	Tower (restated)	Reciprocal Exchanges (restated)	Total (restated)	Tower (restated)	Reciprocal Exchanges	Total (restated)	Tower (revised)	Reciprocal Exchanges	Total (revised)

Current Federal income tax expense (benefit)	$(17,400)	$593	$(16,807)	$6,951	$1,510	$8,461	$(11,186)	$(2,380)	$(13,566)
Current state income tax expense (benefit)	200	-	200	(257)	-	(257)	1,292	-	1,292
Deferred Federal and state income tax (benefit)	(9,872)	(2,620)	(12,492)	4,175	1,672	5,847	60,945	917	61,862

Provision for income taxes	$(27,072)	$(2,027)	$(29,099)	$10,869	$3,182	$14,051	$51,051	$(1,463)	$49,588

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 provided benefits from 100% accelerated depreciation of fixed assets. As a result, the Company’s current Federal income tax benefit for the year ended

Tower Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 includes a refund from prior year overpayments and benefits from the 100% acceleration of depreciation of fixed assets placed in service after September 8, 2010 as allowed by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. This 100% acceleration provision expired on December 31, 2011, and the Company is back to a 50% acceleration of depreciation of fixed assets.

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

	December 31,

	2012			2011

($ in thousands)	Tower (restated)	Reciprocal Exchanges (restated)	Total (restated)	Tower (restated)	Reciprocal Exchanges	Total (restated)

Deferred tax assets:
Claims reserve discount	$44,528	$1,747	$46,275	$42,018	$2,691	$44,709
Unearned premium	55,134	5,928	61,062	53,337	6,139	59,476
Equity compensation plans	6,072	-	6,072	5,806	-	5,806
Investment impairments	2,316	15	2,331	3,754	78	3,832
Net operating loss carryforwards	32,584	4,830	37,414	22,797	2,729	25,526
Convertible senior note and note hedge OID	618	-	618	946	-	946
AMT credits	1,846	508	2,354	197	-	197
Fair value of interest rate swap	3,155	-	3,155	2,584	-	2,584
Bad debt reserves	5,793	22	5,815	4,865	21	4,886
Deferred rent	1,905	-	1,905	74	-	74
Merger Option, SPS Transaction Right and Acquisition Right	3,710	-	3,710	-	-	-
Other	1,489	993	2,482	976	1,071	2,047

Total gross deferred tax assets	159,150	14,043	173,193	137,354	12,729	150,083
Less: valuation allowance	2,258	4,726	6,984	1,896	5,065	6,961

Total deferred tax assets	156,892	9,317	166,209	135,458	7,664	143,122

Deferred tax liabilities:
Deferred acquisition costs net of deferred ceding commission revenue	59,387	3,864	63,251	54,955	4,034	58,989
Depreciation and amortization	44,919	2,357	47,276	40,101	789	40,890
Net unrealized appreciation of securities and deferred intercompany gains	46,953	5,791	52,744	36,085	4,003	40,088
Accrual of bond discount	5,034	-	5,034	5,537	-	5,537
Surplus notes	1,800	17,024	18,824	1,081	17,744	18,825
Unconsolidated affiliate	3,843	-	3,843	-	-	-
Other	-	-	-	37	-	37

Total deferred tax liabilities	161,936	29,036	190,972	137,796	26,570	164,366

Net deferred income tax asset (liability)	$(5,044)	$(19,719)	$(24,763)	$(2,338)	$(18,906)	$(21,244)

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Preserver Group, Inc. (“PGI”), acquired by the Company in 2007 and CastlePoint , acquired in 2009, have net operating tax loss carryforwards (“NOLs”). Section 382 of the Internal Revenue Code (“Section 382”) limits ability of a corporation to offset income using NOLs generated prior to a “change in ownership”. We will perform a Section 382 limitation calculation if required based on the change of ownership resulting from the anticipated merger with Canopius. The Company expects the NOLs will be used in the future, subject to change of ownership limitations pursuant to Section 382. As of December 31, 2012, the Tower NOL totaled $93.1 million. This included PGI and CastlePoint NOLs as follows: $33.4 million and $7.1 million, respectively. In addition, the Reciprocal Exchanges have NOLs of $14.2 million.

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

Additionally, Tower and the Reciprocal Exchanges have an AMT credit of $1.8 million that can be carried over indefinitely.

The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, including the NOLs, except for those associated with the Reciprocal Exchanges. The Company has recorded a valuation allowance of $4.8 million and $5.1 million at December 31, 2012 and 2011, respectively, to reflect the amount of the Reciprocal Exchanges’ deferred taxes that may not be realized.

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

The provision for Federal income taxes incurred is different from that which would be obtained by applying the Federal income tax rate to net income before taxes. The items causing this difference at the consolidated level are as follows:

	Year Ended December 31,

	2012			2011			2010

($ in thousands)	Tower (restated)	Reciprocal Exchanges (restated)	Total (restated)	Tower (restated)	Reciprocal Exchanges	Total (restated)	Tower (revised)	Reciprocal Exchanges	Total (revised)

Federal income tax expense at
U.S. statutory rate	$(21,458)	$99	$(21,359)	$19,161	$4,820	$23,981	$54,326	$(2,519)	$51,807
Tax exempt interest	(7,374)	(901)	(8,275)	(6,823)	(418)	(7,241)	(4,685)	(193)	(4,878)
State income taxes net of Federal benefit	130	-	130	488	-	488	840	-	840
Acquisition-related transaction costs	2,261	-	2,261	100	-	100	655	-	655
Prior period adjustment	(619)	(162)	(781)	207	-	207	362	-	362
Valuation Allowance	-	(1,072)	(1,072)	-	(1,757)	(1,757)	-	1,059	1,059
Other	(12)	9	(3)	(2,264)	537	(1,727)	(447)	190	(257)

Provision for income taxes	$(27,072)	$(2,027)	$(29,099)	$10,869	$3,182	$14,051	$51,051	$(1,463)	$49,588

Note 17—Employee Benefit Plans

The Company maintains a defined contribution Employee Pretax Savings Plan (401(k) Plan) for its employees. The Company matches 50% of each participant’s contribution up to 8% of the participant’s eligible contribution. The Company incurred $3.6 million, $3.2 million, and $2.7 million of expense in 2012, 2011 and 2010, respectively, related to the 401(k) Plan.

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

Note 18—Contingencies

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

Note 19—Statutory Financial Information and Accounting Policies

United States

For regulatory purposes, the Company’s U.S.-based insurance subsidiaries, excluding the Reciprocal Exchanges, prepare their statutory basis financial statements in accordance with practices prescribed or permitted by the state they are domiciled in (“statutory basis” or “SAP”). The more significant SAP variances from GAAP are as follows:

•	Policy acquisition costs are charged to operations in the year such costs are incurred, rather than being deferred and amortized as premiums are earned over the terms of the policies.

•	Ceding commission revenues are earned when ceded premiums are written except for ceding commission revenues in excess of anticipated acquisition costs, which are deferred and amortized as ceded premiums are earned. GAAP requires that all ceding commission revenues be earned as the underlying ceded premiums are earned over the term of the reinsurance agreements.

•	Certain assets including certain receivables, a portion of the net deferred tax asset, prepaid expenses and furniture and equipment are not admitted.

•	Investments in fixed-maturity securities are valued at NAIC value for statutory financial purposes, which is primarily amortized cost. GAAP requires investments in fixed-maturity securities classified as available for sale, to be reported at fair value.

•	For SAP purposes, changes in deferred income taxes relating to temporary differences between net income for financial reporting purposes and taxable income are recognized as a separate component of gains and losses in surplus rather than included in income tax expense or benefit as required under GAAP.

•	Investments in stocks of subsidiaries are carried as assets on the statutory basis balance sheet. Under GAAP, investments in stocks of subsidiaries are generally consolidated if the investor owns greater than fifty percent or otherwise demonstrates control of the subsidiary.

In preparing its statutory basis financial statements, the Company does not use any prescribed or permitted statutory accounting practices.

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012, 2011 and 2010, the Company’s insurance subsidiaries had SAP net (loss) income of $(42.3) million, $52.0 million and $76.0 million, respectively. At December 31, 2012 and 2011 the Company’s insurance subsidiaries had reported SAP capital and surplus of $594.2 million and $686.8 million, respectively, as filed with the insurance regulators.

The Company is required to maintain minimum capital and surplus for each of its insurance subsidiaries. Management determined the minimum capital and surplus requirement to be above “Company Action Level.” Company Action Level is calculated as two times the insurance subsidiaries’ “authorized control level risk-based capital”, which is calculated from a risk-based model adopted by the state insurance regulators. As of December 31, 2012 and 2011, the aggregate Company Action Level capital and surplus requirements for the insurance subsidiaries was $281.1 million and $231.3 million, respectively. None of the individual insurance subsidiaries fell below their respective Company Action Level requirements.

The Company’s U.S.-based insurance subsidiaries paid $10.2 million, $15.0 million and $4.7 million in dividends and or return of capital to the holding company in 2012, 2011 and 2010, respectively. As of December 31, 2012, $563.3 million of the Company’s net statutory assets held at the U.S. insurance subsidiaries was unavailable for distribution or advances to Tower. The maximum distribution that Tower’s insurance subsidiaries could pay without prior regulatory approval was $30.9 million and as such, was available to pay dividends to Tower’s shareholders as of December 31, 2012.

Bermuda

CastlePoint Reinsurance Company (“CastlePoint Re”) is registered as a Class 3 reinsurer under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the “Insurance Act”). Under the Insurance Act, CastlePoint Re is required to prepare Statutory Financial Statements and to file a Statutory Financial Return. The Insurance Act also requires CastlePoint Re to maintain minimum share capital and surplus, and it has met these requirements as of December 31, 2012.

For Bermuda registered companies, there are some differences between financial statements prepared in accordance with GAAP and those prepared on a Bermuda statutory basis. The more significant Bermuda SAP variances from GAAP are as follows:

•	Deferred policy acquisition costs have been fully expensed to income.

•	Prepaid expenses and fixed assets have been removed from the statutory balance sheet.

•	Investments in fixed-maturity securities are carried at amortized cost. GAAP requires investments in fixed-maturity securities classified as available for sale to be reported at fair value.

•	Deferred income taxes, intangible assets and goodwill are not included in the Bermuda statutory capital and surplus balances.

•	Investments in stocks of subsidiaries are carried as assets on the statutory basis balance sheet. Under GAAP, investments in stocks of subsidiaries are generally consolidated if the investor owns greater than fifty percent or otherwise demonstrates control of the subsidiary.

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

For the year ended December 31, 2012, CastlePoint Re had statutory net income of $8.3 million and at December 31, 2012, had statutory surplus of $285.8 million. The statutory capital surplus amounts as of December 31, 2012 and 2011 include $150.5 million and $158.7 million, respectively, from U.S.-based insurance subsidiaries that are owed to CastlePoint Re. CastePoint Re’s minimum capital and surplus requirement as of December 31, 2012 was $140.6 million.

CastlePoint Re paid $2.5 million, $20.0 million and $0 million in dividends and/or return of capital to the holding company in 2012, 2011 and 2010, respectively. As of December 31, 2012, $234.0 of the Company’s net statutory assets held at its Bermuda based insurance subsidiaries was unavailable for distributions or advances to Tower. Maximum dividend and return of capital to Tower without Bermuda regulatory permission was $51.8 million, and as such, was available to pay dividends to Tower’s shareholders as of December 31, 2012.

Reciprocal Exchanges

The Reciprocal Exchanges prepare their statutory basis financial statements in accordance with SAP. The more significant SAP variances from GAAP are consistent with those discussed above for the U.S.-based insurance subsidiaries.

For the years ended December 31, 2012, 2011 and 2010, the Reciprocal Exchanges had combined SAP net income (loss) of $7.4 million, $16.5 million and $(10.9) million, respectively. At December 31, 2012 and 2011 the Reciprocal Exchanges had combined capital and surplus of $91.4 million and $91.0 million, respectively.

The Reciprocal Exchanges are required to maintain minimum capital and surplus. The minimum capital and surplus requirements were determined to be above Company Action Level. As of December 31, 2013 and 2012, the combined Company Action Level capital and surplus requirement for Adirondack was $38.1 million and $32.5 million, respectively. As of December 31, 2013 and 2012, the combined Company Action Level capital and surplus requirement for New Jersey Skylands was $10.2 million and $13.7 million, respectively.

The Reciprocal Exchanges are not owned by the Company, but managed through management agreements. Accordingly, the Reciprocal Exchanges’ net assets are not available to the Company. In addition, no dividends can be paid from the Reciprocal Exchanges to Tower.

Note 20—Fair Value of Financial Instruments

GAAP guidance requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

Fixed maturity and equity securities:  Fair value disclosures for investments are included in “Note 8—Fair Value Measurements.”

Other invested assets:  The fair value of securities which are reported under the fair value option are included in “Note 8—Fair Value Measurements.

Premiums receivable and reinsurance recoverable:  The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values.

Debt:  Fair value disclosures for debt are included in “Note 14—Debt.” The Company uses a discounted cash flow model to fair value the subordinated debentures. Market quotes are used to fair value the senior convertible notes.

Reinsurance balances payable and funds held under reinsurance contracts:  The carrying value reported in the balance sheet for these financial instruments approximates fair value.

Note 21—Earnings (loss) per Share

Undistributed net earnings (net income less dividends declared during the period) are allocated to both common stock and unvested share-based payment awards (“unvested restricted stock”). Because the common shareholders and unvested restricted stock holders share in dividends on a 1:1 basis, the earnings per share on undistributed earnings is equivalent, however, undistributed losses are allocated only to common stock holders. Undistributed earnings are allocated to all outstanding share-based payment awards, including those for which the requisite service period is not expected to be rendered.

The following table shows the computation of the earnings per share (historical earnings per share amounts have been adjusted for the 1.1330 share conversion ratio in connection with the Merger Transaction):

Tower Group, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,

($ in thousands, except per share amounts)	2012 (restated)	2011 (restated)	2010 (revised)

Numerator
Net income (loss) attributable to Tower Group Inc.	$(34,234)	$44,435	$104,830
Less: Allocation of income for unvested participating restricted stock	-	(370)	(1,217)
Less: Dividends on unvested participating restricted stock	(686)	(679)	(244)

Net income available to common shareholders - Basic	(34,920)	43,386	103,369

Reallocation of income for unvested participating restricted stock	-	(1)	(19)

Net income available to common shareholders - Diluted	(34,920)	43,385	103,350

Denominator
Basic earning per share denominator	42,902	45,226	48,561
Effect of dilutive securities	-	111	211

Diluted earnings per share denominator	42,902	45,337	48,772

Earnings (loss) per share attributable to Tower Group Inc. - Basic
Common stock:
Distributed earnings	$0.66	$0.61	$0.34
Undistributed earnings (loss)	$(1.47)	$0.35	$1.79

Total	$(0.81)	$0.96	$2.13

Earnings (loss) per share attributable to Tower Group Inc. - Diluted	$(0.81)	$0.96	$2.12

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

Note 22—Segment Information

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

Tower Group, Inc.

Notes to Consolidated Financial Statements

Business segments results are as follows:

	Year Ended December 31,

	2012	2011	2010
($ in thousands)	(restated)	(restated)	(revised)

Commercial Insurance Segment
Revenues
Premiums earned	$1,224,566	$1,087,911	$941,015
Ceding commission revenue	7,702	14,786	33,247
Policy billing fees	5,467	4,345	2,742

Total revenues	1,237,735	1,107,042	977,004

Expenses
Loss and loss adjustment expenses	912,682	758,211	595,028
Underwriting expenses	432,633	364,691	346,457

Total expenses	1,345,315	1,122,902	941,485

Underwriting profit (loss)	$(107,580)	$(15,860)	$35,519

Personal Insurance Segment
Revenues
Premiums earned	$497,298	$505,939	$351,654
Ceding commission revenue	24,633	19,182	6,056
Policy billing fees	7,148	6,189	3,513

Total revenues	529,079	531,310	361,223

Expenses
Loss and loss adjustment expenses	351,076	318,775	194,701
Underwriting expenses	239,023	228,435	159,013

Total expenses	590,099	547,210	353,714

Underwriting profit (loss)	$(61,020)	$(15,900)	$7,509

Tower	$(42,476)	$(21,280)	$16,737
Reciprocal Exchanges	(18,544)	5,380	(9,228)

Total underwriting profit (loss)	$(61,020)	$(15,900)	$7,509

Insurance Services Segment
Revenues
Management fee income	$30,150	$29,303	$17,752
Other revenue	3,420	1,570	2,171

Total revenues	33,570	30,873	19,923

Expenses
Other expenses	23,695	19,331	5,760

Total expenses	23,695	19,331	5,760

Insurance services pretax income	$9,875	$11,542	$14,163

Tower Group, Inc.

Notes to Consolidated Financial Statements

The following table reconciles revenue by segment to consolidated revenues:

	Year Ended December 31,

	2012	2011	2010
($ in thousands)	(restated)

Commercial insurance segment	$1,237,735	$1,107,042	$977,004
Personal insurance segment	529,079	531,310	361,223
Insurance services segment	33,570	30,873	19,923

Total segment revenues	1,800,384	1,669,225	1,358,150
Elimination of management fee income	(30,150)	(29,303)	(17,754)
Net investment income	127,165	126,474	107,265
Net realized gains (losses) on investments, including other-than-temporary impairments	25,476	9,394	14,653

Consolidated revenues	$1,922,875	$1,775,790	$1,462,314

The following table reconciles the results of the Company’s individual segments to consolidated income before income taxes:

	Year Ended December 31,

	2012	2011	2010
($ in thousands)	(restated)	(restated)	(revised)

Commercial insurance segment underwriting profit (loss)	$(107,580)	$(15,860)	$35,519
Personal insurance segment underwriting profit (loss)	(61,020)	(15,900)	7,509
Insurance services segment pretax income	9,875	11,542	14,163
Net investment income	127,165	126,474	107,265
Net realized gains on investments, including other-than-temporary impairments	25,476	9,394	14,653
Corporate expenses	(11,603)	(11,519)	(4,177)
Acquisition-related transaction costs	(9,229)	(360)	(2,369)
Interest expense	(32,630)	(34,290)	(24,223)
Other income (expense)	(1,470)	-	-

Income (loss) before income taxes	$(61,016)	$69,481	$148,340

Note 23—Unaudited Quarterly Financial Information

The following table presents the unaudited quarterly financial information for the Company, as reflected after the revisions and restatements discussed in Note 2:

	As of and for the three months ended March 31, 2012			As of and for the three months ended March 31, 2011
($ in thousands)	Original	Revised	Effect of Adjustments	Original	Revised	Effect of Adjustments

Total assets	$4,477,215	$4,441,126	$(36,089)	$4,144,293	$4,134,548	$(9,745)
Total liabilities	3,386,696	3,374,655	(12,041)	3,093,764	3,090,503	(3,261)

Total stockholders’ equity	$1,090,519	$1,066,471	$(24,048)	$1,050,529	$1,044,045	$(6,484)

Total revenues	$466,223	$466,223	$-	$430,719	$430,719	$-
Total expenses	(434,822)	(434,822)	-	(390,692)	(390,692)	-
Other income (expenses)	-	-	-	-	-	-
Income tax (expense) benefit	(9,224)	(9,224)	-	(9,178)	(9,178)	-

Net Income	$22,177	$22,177	$-	$30,849	$30,849	$-

Net Income Attributable to Tower Group, Inc.	$19,166	$19,166	$-	$26,521	$26,521	$-

Net Income (loss) per share attributable to Tower stockholders:
Basic (1)	$0.43	$0.43	$-	$0.56	$0.56	$-
Diluted (1)	$0.43	$0.43	$-	$0.56	$0.56	$-

Tower Group, Inc.

Notes to Consolidated Financial Statements

	As of and for the three months ended June 30, 2012			As of and for the three months ended June 30, 2011
($ in thousands)	Original	Revised	Effect of Adjustments	Original	Revised	Effect of Adjustments

Total assets	$4,516,940	$4,480,851	$(36,089)	$4,230,858	$4,221,113	$(9,745)
Total liabilities	3,463,840	3,451,799	(12,041)	3,141,207	3,137,946	(3,261)

Total stockholders’ equity	$1,053,100	$1,029,052	$(24,048)	$1,089,651	$1,083,167	$(6,484)

Total revenues	$506,392	$506,392	$-	$434,855	$434,855	$-
Total expenses	(531,683)	(531,683)	-	(395,038)	(395,038)	-
Other income (expenses)	-	-	-	-	-	-
Income tax (expense) benefit	8,919	8,919	-	(12,711)	(12,711)	-

Net Income (loss)	$(16,372)	$(16,372)	$-	$27,106	$27,106	$-

Net Income (Loss) Attributable to Tower Group, Inc.	$(16,809)	$(16,809)	$-	$24,407	$24,407	$-

Net Income (loss) per share attributable to Tower stockholders:
Basic (1)	$(0.39)	$(0.39)	$-	$0.52	$0.52	$-
Diluted (1)	$(0.39)	$(0.39)	$-	$0.52	$0.52	$-

	As of and for the three months ended September 30, 2012			As of and for the three months ended September 30, 2011
($ in thousands)	Original	Revised	Effect of Adjustments	Original	Revised	Effect of Adjustments

Total assets	$4,684,433	$4,648,737	$(35,696)	$4,362,237	$4,352,492	$(9,745)
Total liabilities	3,585,159	3,573,511	(11,648)	3,325,565	3,322,304	(3,261)

Total stockholders’ equity	$1,099,274	$1,075,226	$(24,048)	$1,036,672	$1,030,188	$(6,484)

Total revenues	$474,891	$474,891	$-	$455,295	$455,295	$-
Total expenses	(439,930)	(439,930)	-	(473,078)	(473,078)	-
Other income (expenses)	-	-	-	-	-	-
Income tax (expense) benefit	(9,014)	(9,014)	-	5,370	5,370	-

Net Income (loss)	$25,947	$25,947	$-	$(12,413)	$(12,413)	$-

Net Income (Loss) Attributable to Tower Group, Inc.	$21,629	$21,629	$-	$(15,733)	$(15,733)	$-

Net Income (loss) per share attributable to Tower stockholders:
Basic (1)	$0.50	$0.50	$-	$(0.35)	$(0.35)	$-
Diluted (1)	$0.50	$0.50	$-	$(0.35)	$(0.35)	$-

	As of and for the three months ended December 31, 2012			As of and for the three months ended December 31, 2011
($ in thousands)	Original	Restated	Effect of Adjustments	Original	Restated	Effect of Adjustments

Total assets	$4,749,014	$4,711,772	$(37,242)	$4,457,658	$4,421,569	$(36,089)
Total liabilities	3,733,516	3,727,554	(5,962)	3,396,479	3,384,438	(12,041)

Total stockholders’ equity	$1,015,498	$984,218	$(31,280)	$1,061,179	$1,037,131	$(24,048)

Total revenues	$475,047	$475,369	$322	$454,921	$454,921	$-
Total expenses	(565,639)	(575,986)	(10,347)	(421,364)	(447,501)	(26,137)
Other income (expenses)	(2,534)	(1,470)	1,064	-	-	-
Income tax (expense) benefit	36,040	38,419	2,379	(7,623)	2,468	10,091

Net Income (loss)	$(57,086)	$(63,668)	$(6,582)	$25,934	$9,888	$(16,046)

Net Income (Loss) Attributable to Tower Group, Inc.	$(52,140)	$(58,219)	$(6,079)	$25,286	$9,240	$(16,046)

Net Income (loss) per share attributable to Tower stockholders:
Basic (1)	$(1.23)	$(1.38)	$(0.15)	$0.56	$0.21	$(0.35)
Diluted (1)	$(1.23)	$(1.38)	$(0.15)	$0.56	$0.20	$(0.36)

(1)	Since the weighted-average shares for the quarters are calculated independently of the weighted-average shares for the year, quarterly earnings (loss) per share may not total to annual earnings per share. Earnings (loss) per share has been calculated using weighted-average shares that have been adjusted for the 1.1330 share conversion ratio resulting from the Merger Transaction.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Note 24—Subsequent Events (unaudited)

Merger Transaction

On August 20, 2012, TGI closed on its previously announced $74.9 million acquisition of a 10.7% stake in Canopius Group Limited (“Canopius Group”), a privately owned Lloyd’s insurance holding company domiciled in Guernsey, Channel Islands. In connection with this acquisition, TGI also entered into an agreement dated April 25, 2012 (the “Master Transaction Agreement”) under which Canopius Group committed to assist TGI with the establishment of a presence at Lloyd’s of London through a special purpose syndicate (“SPS Transaction Right and Acquisition Right”) (subject to required approvals) and granted TGI an option (the “Merger Option”) to combine with Canopius Bermuda. On July 30, 2012, TGI announced that it had exercised the Merger Option and executed an Agreement and Plan of Merger (the “Original Merger Agreement”) with Canopius Bermuda pursuant to which a wholly-owned subsidiary of Canopius Bermuda would acquire all of TGI’s common stock. TGI paid Canopius Group a fee of $1,000,000 to exercise the Merger Option. On November 8, 2012, the Original Merger Agreement was amended by Amendment No. 1 to the Agreement and Plan of Merger to reflect changes to the merger consideration to be received by TGI shareholders (the Original Merger Agreement as so amended, the “Merger Agreement”).

Prior to the Merger Transaction date, Canopius Group priced on March 6, 2013, a private sale of 100% of the shares of Canopius Bermuda to third party investors for net consideration for $205,862,755. This investment resulted in 14,025,737 shares being issued in the private placement immediately preceding the merger.

On March 13, 2013, Canopius Bermuda and TGI consummated the Merger Transaction contemplated by the Merger Agreement. Canopius Bermuda was re-named TGIL and became the ultimate parent company of TGI, with TGI becoming its indirect wholly-owned subsidiary. Pursuant to the terms of the Merger Agreement, among other things, (i) 100% of the issued and outstanding shares of TGI common stock was cancelled and automatically converted into the right to receive 1.1330 common shares of the Company, par value $0.01 per share (the “ Common Shares”), (ii) each outstanding option to acquire TGI common stock, whether vested or unvested and whether granted under TGI’s 2008 Long-Term Equity Compensation Plan or otherwise, automatically vested, free of any forfeiture conditions, and constituted a fully vested option to acquire that number of Common Shares (rounded down to the nearest whole number) equal to the number of shares of TGI common stock subject to such option multiplied by 1.1330, on the same terms and conditions (other than vesting and performance conditions) as were applicable to such TGI stock option immediately prior to the Merger Transaction, with the exercise price of such option adjusted to be the original exercise price divided by 1.1330, and (iii) substantially all issued and outstanding shares of TGI restricted stock, whether granted under TGI’s 2008 Long-Term Equity Compensation Plan or otherwise, automatically vested, free of any forfeiture conditions, and was converted into the right to receive, as soon as reasonably practicable after the effective time, 1.1330 Common Shares.

Immediately after giving effect to the issuance of Common Shares to the former TGI shareholders in the Merger Transaction, approximately 57,432,150 Common Shares were outstanding, of which 76% were held by the former TGI shareholders. The remaining 24% of Common Shares outstanding immediately after giving effect to the Merger Transaction were held by third party investors. As the Company is the successor issuer to TGI, succeeding to the attributes of TGI as registrant, including TGI’s SEC filer code, its Common Shares trade on the same exchange, the NASDAQ Global Select Market, and under the same trading symbol, “TWGP,” that the shares of TGI common stock traded on and under prior to the Merger Transaction.

The Merger Transaction is expected to advance the Company’s strategy and create a more efficient global, diversified specialty insurance company consisting of commercial, specialty and personal lines, reinsurance and international specialty products. In addition, the establishment of a Bermuda domicile provides the Company with an international platform through which it accesses the U.S., Bermuda and the Lloyd’s of London (“Lloyd’s”) markets.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Share Repurchase Program

As part of Tower’s capital management strategy, Tower’s Board of Directors approved on May 7, 2013 a $50 million share repurchase program. Purchases will be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations.

TGI’s previously approved share repurchase program was terminated as a result of the Merger Transaction.

Miscellaneous

On August 19, 2013, Tower announced it terminated its previously announced agreement to acquire American Safety Reinsurance, Ltd., the Bermuda-based reinsurance subsidiary of American Safety Insurance Holdings, Ltd., from Fairfax Financial Holdings Limited. Tower received $5 million in exchange for the termination of such agreement.

In August 2013, management has begun to reorganize the way in which it will manage the business for operating decisions and assessing profitability. This reorganization is attributed to events occurring subsequent to the second quarter of 2013. As a result, the Company will reassess its segment reporting for the third quarter 2013 financial reporting purposes.

Legal Proceedings

On August 20, 2013, Robert P. Lang, a purported shareholder of Tower Group International Ltd. (“Tower”), filed a purported class action complaint (the “Lang Complaint”) against Tower and certain of its officers in the United States District Court for the Southern District of New York. The Lang Complaint alleges that Tower and certain of its officers violated federal securities laws and seeks unspecified damages. On September 3, 2013, a second purported shareholder class action complaint was filed by Dennis Feighay, another purported Tower shareholder, containing similar allegations to those set forth in the Lang Complaint (the “Feighay Complaint”). On October 4, 2013, a third complaint was filed by Sanju Sharma (the “Sharma Complaint”). The Sharma Complaint names as defendants Tower and certain of its officers, and purports to be asserted on behalf of a plaintiff class who purchased Tower stock between May 10, 2011 and September 17, 2013. On October 18, 2013, an amended complaint was filed in the Sharma case (the “Sharma Amended Complaint”). The Sharma Amended Complaint alleges additional false and misleading statements, and purports to be asserted on behalf of a plaintiff class who purchased Tower stock between March 1, 2011 and October 7, 2013. On October 21, 2013, a number of motions were filed seeking to consolidate the shareholder class actions into one matter and for appointment of a lead plaintiff. The Company believes that it is not probable that the Lang and Feighay Complaints and the Sharma Amended Complaint will result in a loss, and that the amount of any loss cannot reasonably be estimated.

On October 18, 2013, Cinium Financial Services Corporation (“Cinium”) and certain other affiliated parties (collectively, “Plaintiffs”) filed a complaint against, among others, Tower, CastlePoint Insurance Company (“CastlePoint”), an indirect wholly owned subsidiary of Tower, and certain officers of Tower (the “Cinium Complaint”) in New York State Supreme Court. CastlePoint is a party to a Securityholders’ Agreement, dated as of June 14, 2012 (the “Securityholders’ Agreement”), among certain parties including Plaintiffs, and is also the holder of a senior note issued by Cinium dated May 15, 2012 that is convertible into shares of Cinium common stock (the “Senior Note”). Plaintiffs seek, among other things, (i) a declaratory judgment that CastlePoint has no right to exercise any control over Cinium under the Securityholders’ Agreement or to convert the Senior Note without prior regulatory approval; (ii) rescission of the Senior Note and Securityholders’ Agreement based on alleged fraudulent misrepresentations by Tower at the time these agreements were entered into; and (iii) damages of $150 million for alleged breach of fiduciary duties to Cinium and its shareholders by certain directors. The Company believes that it is not probable that the Cinium Complaint will result in a loss, and that the amount of any loss cannot reasonably be estimated.

Tower Group, Inc.

Notes to Consolidated Financial Statements

Tower Group, Inc.

Notes to Consolidated Financial Statements

Regulation

Two insurance subsidiaries that do not constitute “significant subsidiaries” of the Company under Regulation S-X are in discussions with the insurance regulatory authority in their state of domicile with respect to the imposition of restrictions on the operation of their businesses. These discussions may result in such subsidiaries’ agreeing to provide the regulatory authority with increased information with respect to their business, operations and financial condition, as well as limitations on payments and transactions outside the ordinary course of business and material changes in their management and related matters.

Item 9A.         Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of December 31, 2012, the end of the period covered by this report. The Company’s CEO and CFO had previously concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012; however, subsequent to the filing of the Company’s Amendment No. 1 to Form 10-K on March 13, 2013 (Original Filing) and as completed in connection with and as of the date of this Form 10-K/A, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012 because of the material weaknesses in internal control over financial reporting discussed below.

(b)	Management’s Report on Internal Control over Financial Reporting (as restated)

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Tower as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In Management’s Report on Internal Control over Financial Reporting included in the Original Filing, management, including our CEO and CFO concluded that we maintained effective internal control over financial reporting as of December 31, 2012. Management has subsequently concluded that the material weaknesses described below existed as of December 31, 2012. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria in Internal Control—Integrated Framework issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

The Company’s CEO and CFO, in consultation with the Audit Committee, have concluded that as a result of inadvertent mistakes in the loss reserving process, the Company’s loss reserves were understated by $37 million and $27 million as of December 31, 2012 and 2011, respectively and the Company’s premiums receivable was overstated by $11 million and $10 million as of December 31, 2012 and December 31, 2011, respectively. These errors contributed to the restatement as discussed further in Note 2 to the consolidated financial statements and resulted from two material weaknesses in the Company’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

(1)	We did not maintain effective controls over the effectiveness of the loss reserve estimation process. Specifically, although the loss reserve committee evaluated the vast majority of methods, significant assumptions and data used to determine the actuarial central estimate, it did not evaluate all methods, significant assumptions and data, or otherwise determine that data used was appropriate, including reconciliation of assumed earned premium to the Company’s underlying systems, at a level of precision that would necessarily detect a material misstatement.

(2)	We did not maintain effective controls over the effectiveness of the premium receivable account reconciliation. Specifically, although the vast majority of items identified in premiums receivable account analyses were evaluated and resolved, not all items that could result in a material misstatement were investigated and resolved on a timely basis.

Additionally, these control deficiencies could result in misstatements of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Remediation Steps to Address the Material weaknesses

Management and the Board of Directors are committed to remediation of the material weaknesses as well as the continued improvement of the Company’s overall system of internal controls over financial reporting. Management believes that the remediation procedures described below will remediate the identified control deficiencies and strengthen the Company’s internal control over financial reporting. As management continues to evaluate and works to enhance its internal control over financial reporting, it may be determined that additional measures must be taken to remediate these control deficiencies or it may be determined that the Company needs to modify or otherwise adjust the remediation procedures described below.

Subsequent to the period covered by the report, management is implementing measures to remediate the material weaknesses in internal controls over financial reporting described above. Specifically, management is seeking to improve communications among its actuarial, underwriting, financial, and claims personnel involved on the loss reserve committee regarding the importance of documentation of its assessments and conclusions of its meetings, as well as supporting analyses. Management also continues to improve its systems to facilitate the gathering of underlying data used in the actuarial reserving process. Until such time as management and the Board have concluded that this process is performing effectively, management intends to engage external consulting resources that will perform a quarterly actuarial study to assist the Company in estimating its loss reserves, and reviewing and critiquing the loss reserve committee documentation during the financial reporting process. Also, the Company is reassessing the structure of the loss reserve committee to enhance its effectiveness.

In addition, the Company has obtained additional resources and enhanced the production of key reports to improve the accuracy of the elements used in its premiums receivable reconciliation process and timely evaluation and disposal of the reconciling items noted during the premiums reconciliation process.

(d)	Changes in internal control over financial reporting

The Company evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company made the following changes to its internal control over financial reporting to remediate the material weakness reported in Amendment No. 1 to Form 10-Q/A for the quarter ended September 30, 2012:

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

Tower Group International, Ltd. (as successor to Tower Group, Inc.)
Registrant

Date: November 26, 2013	/s/ Michael H. Lee
Michael H. Lee
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ MICHAEL H. LEE	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	November 26, 2013
Michael H. Lee

/s/ WILLIAM E. HITSELBERGER	Executive Vice President, Chief Financial	November 26, 2013
William E. Hitselberger	Officer (Principal Financial Officer, Principal Accounting Officer)

/s/ WILLIAM W. FOX, JR.	Director	November 26, 2013
William W. Fox, Jr.

/s/ WILLIAM A. ROBBIE	Director	November 26, 2013
William A. Robbie

/s/ STEVEN W. SCHUSTER	Director	November 26, 2013
Steven W. Schuster

/s/ ROBERT S. SMITH	Director	November 26, 2013
Robert S. Smith

/s/ JAN R. VAN GORDER	Director	November 26, 2013
Jan R. Van Gorder

/s/ AUSTIN P. YOUNG, III	Director	November 26, 2013
Austin P. Young, III

Tower Group, Inc.

Tower Group, Inc.

Schedule I - Summary of Investments - Other Than Investments in Related Parties

	December 31, 2012
			Amount
		Fair	Reflected on
	Cost	Value	Balance Sheet
($ in thousands)		(restated)	(restated)

Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$281,964	$287,726	$287,726
Corporate securities	698,012	746,665	746,665
Mortgage-backed securities	576,837	624,277	624,277
Municipal securities	633,373	686,043	686,043

Total fixed maturities	2,190,186	2,344,711	2,344,711
Preferred stocks	31,272	31,521	31,521
Common stock:
Public utilities, industrial and other	118,076	114,737	114,737

Total equities	149,348	146,258	146,258

Short-term investments	4,749	4,750	4,750
Other invested assets	57,786	57,786	57,786

Total investments	$2,402,069	$2,553,505	$2,553,505

	December 31, 2011
($ in thousands)	Cost	Fair Value	Amount Reflected on Balance Sheet

Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$268,841	$273,332	$273,332
Corporate securities	750,220	777,723	777,723
Mortgage-backed securities	627,859	665,905	665,905

Municipal securities	688,192	736,714	736,714

Total fixed maturities	2,335,112	2,453,674	2,453,674

Preferred stocks	24,083	23,510	23,510

Common stock:

Public utilities, industrial and other	68,951	65,835	65,835

Total equities	93,034	89,345	89,345

Other invested assets	44,347	44,347	44,347

Total investments	$2,472,493	$2,587,366	$2,587,366

Tower Group, Inc.

Schedule II - Condensed Financial Information of the Registrant

Condensed Balance Sheets

	December 31,
	2012	2011
($ in thousands)	(restated)	(restated)

Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $7,656 and $5,938)	$8,121	$5,937
Equity securities, available-for-sale, at fair value (cost of $0 and $9,649)	-	9,960
Other invested assets	2,045	10,458
Cash and cash equivalents	17,130	12,882
Investment in subsidiaries	1,250,436	1,247,218

Investment in unconsolidated affiliate	71,894	-
Federal and state taxes recoverable	-	-
Deferred income taxes	15,879	2,714
Investment in statutory business trusts, equity method	2,664	2,664

Due from affiliate	-	1,231
Other assets	69,172	46,100

Total assets	$1,437,341	$1,339,164

Liabilities
Accounts payable and accrued expenses	$25,622	$16,293
Due to affiliates	75,823	27,542
Deferred rent liability	4,537	5,071
Federal and state income taxes payable	-	-
Debt	381,301	280,507

Total liabilities	487,283	329,413

Stockholders’ equity	950,058	1,009,751

Total liabilities and stockholders’ equity	$1,437,341	$1,339,164

The condensed financial information should be read in conjunction with the notes to the condensed financial information of the registrant and the consolidated financial statements and the notes thereto.

Tower Group, Inc.

Schedule II - Condensed Financial Information of the Registrant

Condensed Statements of Income

	Year Ended December 31,
	2012	2011	2010
($ in thousands)	(restated)	(restated)	(revised)

Revenues
Net realized gains (losses) on investments	$(1,570)	$(264)	$201
Investment income	815	1,394	1,000
Equity in net earnings (losses) of subsidiaries	(6,254)	61,681	119,149

Total revenues	(7,009)	62,811	120,350
Expenses
Other operating expenses	11,754	10,067	2,891
Interest expense	18,782	17,843	9,685

Total expenses	30,536	27,910	12,576
Other Income
Equity income in unconsolidated affiliate	(1,470)	-	-
Gain on investment in acquired unconsolidated affiliate	-	-	-
Acquisition related transaction costs	(9,229)	(360)	(2,369)

Income (loss) before income taxes	(48,244)	34,541	105,405
Provision/(benefit) for income taxes	(14,010)	(9,894)	575

Net income (loss)	$(34,234)	$44,435	$104,830

The condensed financial information should be read in conjunction with the notes to the condensed financial information of the registrant and the consolidated financial statements and the notes thereto.

Tower Group, Inc.

Schedule II - Condensed Financial Information of the Registrant

Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2012	2011	2010
($ in thousands)	(restated)	(restated)	(revised)

Net income (loss)	$(34,234)	$44,435	$104,830
Other comprehensive income (loss) before tax
Gross unrealized investment holding gains (losses) arising during the period	62,325	50,851	45,912
Less: reclassification adjustment for (gains) losses included in net income	(25,475)	(9,394)	(14,653)
Portion of other-than-temporary impairment losses included in net income	(286)	(264)	(11,909)
Cumulative translation adjustment	1,852	-	-
Deferred gain (loss) on cash flow hedge	(2,422)	(10,541)	3,223

Other comprehensive income (loss) before tax	35,994	30,652	22,573
Income tax (expense) benefit related to items of other comprehensive income
Unrealized investment holdings gains (losses) arising during periods	(22,184)	(9,430)	(14,081)
Reclassification adjustment for (gains) losses included in net income	8,917	1,742	4,494
Portion of other-than-temporary impairment losses recognized in other comprehensive income	100	49	3,652
Cumulative translation adjustment	(648)	-	-
Deferred gain (loss) on cash flow hedge	571	1,955	(988)

Other comprehensive income (loss) net of tax	22,750	24,968	15,650
Less amount attributable to Reciprocal Exchanges	2,684	10,194	2,646

Comprehensive income (loss)	$(14,168)	$59,209	$117,834

The condensed financial information should be read in conjunction with the notes to the condensed financial information of the registrant and the consolidated financial statements and the notes thereto.

Tower Group, Inc.

Schedule II - Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
($ in thousands)	(restated)	(restated)	(revised)

Cash flows provided by (used in) operating activities:
Net income (loss)	$(34,234)	$44,435	$104,830
Adjustments to reconcile net income to net cash provided by (used) in operations:
(Gain) loss on sale of investments	1,570	264	(201)
Dividends received from consolidated subsidiaries	22,954	55,400	12,200
Equity in undistributed net income of subsidiaries	2,088	(62,189)	(117,767)
Depreciation and amortization	4,388	3,362	1,627
Amortization of debt issuance costs	2,830	2,635	711
Amortization of restricted stock	9,283	10,292	8,694
Deferred income tax	(13,165)	(3,836)	6,032
Excess tax benefits from share-based payment arrangements	(345)	(162)	1,302
Change in operating assets and liabilities
Investment income receivable	-	173	(315)
Federal and state income tax recoverable	(18,409)	15,998	(8,817)
Equity loss (income) in unconsolidated affiliate	1,746	-	-
Other assets	(20,639)	(16,763)	(14,482)
Accounts payable and accrued expenses	57,610	6,089	158
Deferred rent	(534)	(581)	(380)

Net cash flows provided by (used in) operations	15,143	55,117	(6,408)
Cash flows provided by (used in) investing activities:
Investment in unconsolidated affiliate	(71,512)	-	-
Acquisition of AequiCap II	-	-	(12,000)
Sale or maturity - fixed-maturity securities	3,947	58,367	65,292
Purchase of fixed assets	-	-	-
Purchase - fixed-maturity securities	(6,117)	(46,848)	(90,200)
Purchase - equity securities	-	(4,224)	-
Purchase of other invested assets	8,413	(10,458)	-
Sale - equity securities	8,390	1,304	-

Net cash flows provided by (used in) investing activities	(56,879)	(1,859)	(36,908)
Cash flows provided by (used in) financing activities:
Proceeds from credit facility borrowings	20,000	67,000	56,000
Repayment of credit facility borrowings	-	(17,000)	(56,000)
Proceeds from convertible senior notes	-	-	145,634
Proceeds from intercompany borrowings	77,968	-	-
Payment for convertible senior notes hedge	-	-	(15,300)
Proceeds from issuance of warrants	-	-	3,800
Exercise of stock options and warrants	(2,263)	373	1,590
Excess tax benefits from share-based payment arrangements	345	161	(1,302)
Treasury stock acquired-net employee share-based compensation	(4)	(1,834)	(1,750)
Repurchase of common stock	(20,987)	(64,572)	(88,034)
Dividends paid	(29,075)	(27,894)	(16,551)

Net cash flows provided by (used in) financing activities	45,984	(43,766)	28,087

Increase (decrease) in cash and cash equivalents	4,248	9,492	(15,229)
Cash and cash equivalents, beginning of year	12,882	3,390	18,619

Cash and cash equivalents, end of year	$17,130	$12,882	$3,390

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

Note 3 – Restatement to Previously Issued Financial Statements

These condensed financial information schedules of Tower Group, Inc. have been restated for loss reserve and premium receivable errors discussed in Note 2 to the consolidated financial statements and also corrected for other immaterial adjustments that were initially recorded in the period they were identified.

Tower Group, Inc.

Schedule III - Supplementary Insurance Information

($ in thousands)	Deferred Acquisition Cost, Net of Deferred Ceding Commission Revenue (restated)	Gross Future Policy Benefits, Losses and Loss Expenses (restated)	Gross Unearned Premiums (restated)	Net Earned Premiums (restated)	Benefits, Losses and Loss Expenses (restated)	Amortization of DAC (restated)	Operating Expenses (restated)	Net Premiums Written

2012
Commercial Insurance	$129,087	$1,466,201	$594,972	$1,224,566	$912,682	$(249,790)	$182,852	$1,225,625
Personal Insurance	52,111	429,478	326,299	497,298	351,076	(102,612)	136,411	513,757

Total	$181,198	$1,895,679	$921,271	$1,721,864	$1,263,758	$(352,402)	$319,263	$1,739,382

2011
Commercial Insurance	$120,655	$1,218,681	$588,436	$1,087,911	$758,211	$(242,412)	$156,078	$1,152,299
Personal Insurance	48,203	413,432	304,740	505,939	318,775	(103,173)	127,465	486,292

Total	$168,858	$1,632,113	$893,176	$1,593,850	$1,076,986	$(345,585)	$283,543	$1,638,591

2010
Commercial Insurance	$131,966	$1,197,065	$541,809	$941,015	$595,028	$(283,949)	$154,529	$987,260
Personal Insurance	32,157	413,356	330,217	351,654	194,701	(41,378)	83,941	326,804

Total	$164,123	$1,610,421	$872,026	$1,292,669	$789,729	$(325,327)	$238,470	$1,314,064

Tower Group, Inc.

Schedule IV - Reinsurance

($ in thousands)	Gross Amount (restated)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (restated)	Percentage of Amount Assumed to Net (restated)

Year ended December 31, 2012
Premiums
Property and casualty insurance	$1,759,126	$221,807	$184,545	$1,721,864	10.7%
Accident and health insurance	—	—	—	—	—

Total Premiums	$1,759,126	$221,807	$184,545	$1,721,864	10.7%

Year ended December 31, 2011
Premiums
Property and casualty insurance	$1,684,020	$195,922	$105,752	$1,593,850	6.6%
Accident and health insurance	—	—	—	—	—

Total Premiums	$1,684,020	$195,922	$105,752	$1,593,850	6.6%

Year ended December 31, 2010
Premiums
Property and casualty insurance	$1,429,250	$226,970	$90,389	$1,292,669	7.0%
Accident and health insurance	—	—	—	—	—

Total Premiums	$1,429,250	$226,970	$90,389	$1,292,669	7.0%

Tower Group, Inc.

Schedule V - Valuation and Qualifying Accounts

($ in thousands)	Balance, Beginning of Period (restated)	Additions (restated)	Deletions (restated)	Balance, End of Period (restated)

Year ended December 31, 2012
Premiums receivable	$14,383	$6,916	$(4,790)	$16,509
Deferred income taxes, net	6,961	-	(339)	6,622

Year ended December 31, 2011
Premiums receivable	7,719	9,669	(3,005)	14,383
Deferred income taxes, net	11,824	-	(4,863)	6,961

Year ended December 31, 2010
Premiums receivable	8,472	3,735	(4,488)	7,719
Deferred income taxes, net	1,896	9,928	-	11,824

Tower Group, Inc.

Schedule VI - Supplemental Information Concerning Insurance Operations

$ in thousands)	Deferred Acquisition Cost	Reserves For Unpaid Claims and Claim Adjustment Expenses	Discounted Reserves	Unearned Premium	Earned Premium	Net Investment Income	Claims and Claims Adjustment Expenses Incurred and Related to		Amortization of DAC	Paid Claims and Claim Adjustment Expenses	Net Premiums Written

							Current Year	Prior Year* Includes PXRE Commutation

2012, as restated
Consolidated Insurance Subsidiaries	$181,198	$1,895,679	$8,354	$921,271	$1,721,864	$127,165	$1,184,510	$79,248	$(352,402)	$1,167,428	$1,739,382
2011, as restated
Consolidated Insurance Subsidiaries	168,858	1,632,113	3,674	893,176	1,593,850	126,474	1,076,045	941	(345,585)	1,070,539	1,638,591
2010, as revised
Consolidated Insurance Subsidiaries	164,123	1,610,421	3,674	872,026	1,292,669	107,265	796,313	(6,584)	(325,327)	740,722	1,314,064

The exhibits listed below and designated with an asterisk are filed with this report. The exhibits listed below and designated with two asterisks are submitted electronically herewith. The exhibits listed below and not so designated are incorporated by reference to the documents following the descriptions of the exhibits.

Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of August 4, 2008, by and among Tower Group, Inc., Ocean I Corporation and CastlePoint Holdings, Ltd., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on August 6, 2008
2.2	Agreement and Plan of Merger, dated as of June 21, 2009, by and among Tower Group, Inc., Tower S.F. Merger Corporation and Specialty Underwriters’ Alliance, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8 filed on June 22, 2009
2.3	Amended and Restated Agreement and Plan of Merger, dated as of June 21, 2009, by and among Tower Group, Inc., Tower S.F. Merger Corporation and Specialty Underwriters’ Alliance, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on July 23, 2009
2.4	Purchase Agreement, dated as of February 2, 2010, by and among Tower Group, Inc., OneBeacon Insurance Group, Ltd., OneBeacon Insurance Group LLC, OneBeacon America Insurance Company, The Employers’ Fire Insurance Company, The Camden Fire Insurance Association, Homeland Insurance Company of New York, OneBeacon Insurance Company, OneBeacon Midwest Insurance Company, Pennsylvania General Insurance Company and The Northern Assurance Company of America, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 3, 2010
2.5	Agreement and Plan of Merger, dated as of July 30, 2012, by and among Tower Group, Inc., Canopius Holdings Bermuda Limited, Canopius Mergerco, Inc. and Condor 1 Corporation, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 31, 2012 incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 31, 2012
2.6	Letter Agreement, dated as of July 30, 2012, by and among Tower Group, Inc., Canopius Holdings Bermuda Limited, Canopius Mergerco, Inc. and Canopius Group Limited incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 31, 2012
2.7	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 8, 2012, by and among Tower Group, Inc., Canopius Holdings Bermuda Limited, Canopius Mergerco, Inc. and Condor 1 Corporation, with respect to the Agreement and Plan of Merger, dated as of July 30, 2012, filed as Exhibit 2.1 to Form 8-K filed on November 13, 2012
3.1	Amended and Restated Certificate of Incorporation of Tower Group, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-115310) filed on July 23, 2004
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Tower Group, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (No. 333-115310) filed on February 5, 2009
3.3	Certificate of Designations of Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 8, 2006
3.4	Certificate of Designations of Series A-1 Preferred Stock of Tower Group, Inc. incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007
3.5	Amended and Restated By-laws of Tower Group, Inc. as amended November 3, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2011
4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004
4.2	Warrant issued to Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004
4.3	Indenture, dated as of September 20, 2010, between Tower Group, Inc. and U.S. Bank National Association relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.4	Base Call Option Confirmation, dated as of September 14, 2010, between Bank of America, N.A. and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.5	Base Call Option Confirmation, dated as of September 14, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.6	Additional Call Option Confirmation, dated as of September 15, 2010, between Bank of America, N.A. and Tower Group, Inc relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.7	Additional Call Option Confirmation, dated as of September 15, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 20, 2010

Exhibit Number	Description of Exhibits
4.8	Base Warrant Confirmation, dated as of September 14, 2010, between Bank of America, N.A. and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.9	Base Warrant Confirmation, dated as of September 14, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.10	Additional Warrant Confirmation, dated as of September 15, 2010, between Bank of America, N.A. and Tower Group, Inc relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.11	Additional Warrant Confirmation, dated as of September 15, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on September 20, 2010
9.1	Voting Agreement, dated August 4, 2008, between Tower Group, Inc. and Michael H. Lee, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2008
10.1	Employment Agreement, dated as of February 27, 2012, by and between Tower Group, Inc. and Michael H. Lee, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on February 29, 2012
10.2	Employment agreement, dated as of October 18, 2011, by and between Tower Group, Inc, and William F. Dove, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 18, 2011
10.3	Employment Agreement, dated as of November 19, 2009, by and between Tower Group, Inc. and William E. Hitselberger, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2009
10.4	Employment Agreement, dated as of July 23, 2007, by and between Tower Group Inc. and Gary S. Maier, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007
10.5	2004 Long-Term Equity Compensation Plan, as amended and restated effective May 15, 2008, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-115310) filed on June 20, 2008
10.6	2001 Stock Award Plan, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.7	2000 Deferred Compensation Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004
10.8	Amended & Restated Declaration of Trust, dated as of May 15, 2003, by and between Tower Group, Inc., Tower Statutory Trust I and U.S. Bank National Association, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.9	Indenture, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.10	Guarantee Agreement, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.11	Amended and Restated Trust Agreement, dated as of September 30, 2003, by and between Tower Group, Inc., JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association and Michael H. Lee, Steven G. Fauth and Francis M. Colalucci as Administrative Trustees of Tower Group Statutory Trust II, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.12	Junior Subordinated Indenture, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.13	Guarantee Agreement, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.14	Service and Expense Sharing Agreement, dated as of December 28, 1995, by and between Tower Insurance Company of New York and Tower Risk Management Corp., incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.15	Real Estate Lease and amendments thereto, by and between Broadpine Realty Holding Company, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004

Exhibit Number	Description of Exhibits
10.16	Third Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC executed September 1, 2005, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on August 26, 2005
10.17	License and Services Agreement, dated as of June 11, 2002, by and between AgencyPort Insurance Services, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004
10.18	Agreement, dated as of April 17, 1996, between Morstan General Agency, Inc. and Tower Risk Management Corp., incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.19	Amended and Restated Declaration of Trust, dated December 15, 2004, by and among Wilmington Trust Company, as Institutional Trustee; Wilmington Trust Company, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on December 20, 2004
10.20	Indenture between Tower Group, Inc. and Wilmington Trust Company, as Trustee, dated December 15, 2004, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 20, 2004
10.21	Guarantee Agreement dated December 15, 2004, by and between Tower Group, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 20, 2004
10.22	Amended and Restated Declaration of Trust, dated December 21, 2004, by and among JPMorgan Chase Bank, National Association, as Institutional Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on December 23, 2004
10.23	Indenture between Tower Group, Inc. and JPMorgan Chase Bank, National Association, as Trustee, dated December 21, 2004, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 23, 2004
10.24	Guarantee Agreement dated December 21, 2004, by and between Tower Group, Inc. and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 23, 2004
10.25	Amended and Restated Declaration of Trust, dated March 31, 2006, by and among Wells Fargo Bank, National Association, as Institutional Trustee; Wells Fargo Delaware Trust Company, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on April 6, 2006
10.26	Indenture between Tower Group, Inc. and Wells Fargo Bank, National Association, as Trustee, dated March 31, 2006, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on April 6, 2006
10.27	Guarantee Agreement dated March 31, 2006, by and between Tower Group, Inc. and Wells Fargo Delaware Trust Company, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on April 6, 2006
10.28	Stock Purchase Agreement by and among Tower Group, Inc. and Preserver Group, Inc. dated November 13, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006
10.29	Exchange Agreement by and among Tower Group, Inc. and CastlePoint Management Corp. dated January 11, 2007 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007
10.30	Master Agreement dated April 4, 2006 by and among Tower Group, Inc., Tower Insurance Company of New York, Tower National Insurance Company, CastlePoint Holdings, Ltd. and CastlePoint Management Corp. incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2007
10.31	Addendum No. 1 to the Master Agreement by and among Tower Group, Inc. and CastlePoint Holdings, Ltd. incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2007
10.32	Amended and Restated Declaration of Trust, dated January 25, 2007, by and among Wilmington Trust, as Institutional Trustee and as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Stephen L. Kibblehouse, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on January 26, 2007
10.33	Indenture between Tower Group, Inc. and Wilmington Trust Company, as Trustee, dated January 25, 2007, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on January 26, 2007
10.34	Guarantee Agreement dated January 25, 2007, by and between Tower Group, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on January 26, 2007
10.35	Management Agreement, dated July 1, 2007, by and between CastlePoint Insurance Company and Tower Risk Management Corp., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007

Exhibit Number	Description of Exhibits
10.36	Fourth Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC dated July 25, 2006, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.37	Fifth Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC dated December 20, 2006, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.38	Service Agreement dated May 1, 2007 by and among Tower Risk Management Corp. and CastlePoint Management Corp., incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.39	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2008
10.40	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan Performance Shares Award Agreement, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.41	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan, as amended and restated effective May 15, 2008, Restricted Stock Units Award Agreement, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.42	Stock Purchase Agreement dated August 27, 2008 between CastlePoint Reinsurance Company, Ltd., HIG, Inc. and Brookfield US Corporation, incorporated by reference to Exhibit 2.1 to CastlePoint Holdings, Ltd.’s Current Report on Form 8-K filed on September 2, 2008
10.43	Asset Purchase Agreement, dated as of August 26, 2008, by and among CastlePoint Reinsurance Company, Ltd., Tower Insurance Company of New York, Tower National Insurance Company, Preserver Insurance Company, Mountain Valley Insurance Company, North East Insurance Company and Tower Risk Management Corp., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 27, 2008
10.44	Limited Waiver Agreement, dated as of August 26, 2008, by and among Tower Group, Inc., Ocean I Corporation and CastlePoint Holdings, Ltd., incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed August 27, 2008
10.45	Parent Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 10.32 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.46	Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.33 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.47	Indenture, dated as of December 1, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.34 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.48	Amended and Restated Declaration of Trust, dated as of December 1, 2006, among Wilmington Trust Company as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, CastlePoint Management Corp., as Sponsor, and Joel Weiner, James Dulligan and Roger Brown, as Administrators, incorporated by reference to Exhibit 10.35 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.49	Parent Guarantee Agreement, dated as of December 14, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 10.36 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.50	Guarantee Agreement of CastlePoint Management Corp., dated as of December 14, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.37 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.51	Indenture, dated as of December 14, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.38 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.52	Amended and Restated Declaration of Trust, dated as of December 14, 2006, among Wilmington Trust Company as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, CastlePoint Management Corp., as Sponsor, and Joel Weiner, James Dulligan and Roger Brown, as Administrators, incorporated by reference to Exhibit 10.39 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.53	CastlePoint Holdings, Ltd. 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.4 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006
10.54	Amendment No. 1 to CastlePoint Holdings, Ltd. 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 4.5 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-8 (File No. 333-134628) filed on December 5, 2007

Exhibit Number	Description of Exhibits
10.55	Form of Stock Option Agreement for Executive Employee Recipients of Options under 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.5 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006
10.56	Form of Stock Option Agreement for Non-Employee Director Recipients of Options under 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.6 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006
10.57	Indenture between CastlePoint Bermuda Holdings, Ltd. and Wilmington Trust Company, as Trustee, dated September 27, 2007, incorporated by reference to Exhibit 4.1 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.58	Guarantee Agreement dated September 27, 2007 by and between CastlePoint Bermuda Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 4.2 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.59	Amended and Restated Declaration of Trust, dated September 27, 2007, by Wilmington Trust, as Institutional Trustee and as Delaware Trustee; CastlePoint Bermuda Holdings, Ltd. as Sponsor, and Trust Administrators Roger A. Brown, Joel S. Weiner and James Dulligan, incorporated by reference to Exhibit 4.3 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.60	Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, dated September 27, 2007 by CastlePoint Bermuda Holdings, Ltd. in favor of Wilmington Trust Company as institutional trustee, incorporated by reference to Exhibit 4.4 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.61	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company), incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.62	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of December 14, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company), incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.63	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of November 8, 2007, between CastlePoint Holdings, Ltd. and Wilmington Trust Company), incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.64	Separation Agreement, dated as of February 27, 2009, by and between Tower Group, Inc. and Patrick J. Haveron, incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.65	Consulting Agreement, dated as of February 27, 2009, by and between Tower Group, Inc. and Patrick J. Haveron, incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.66	Letter of Amendment dated February 23, 2009 to Stock Purchase Agreement dated August 27, 2008 between CastlePoint Reinsurance Company, Ltd., HIG, Inc. and Brookfield US Corporation, incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.67	Credit Agreement dated as of May 14, 2010 by and among Tower Group, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, PNC Bank, National Association, J.P. Morgan Securities Inc. and Banc of America Securities LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2010
10.68	Investment and Shareholders’ Agreement dated as of April 25, 2012 by and among Tower Group, Inc. and the principal shareholders of Canopius Group, Ltd., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2012
10.69	Master Transaction Agreement, dated as of April 25, 2012, by and among Tower Group, Inc., Canopius Holdings Bermuda Limited, Canopius Mergerco, Inc. and Canopius Group Limited incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 25, 2012
10.70	Employment agreement, dated as of December 1, 2008, by and between Tower Group, Inc, and Elliot S. Orol, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2012
10.71	Amendment to Employment agreement, dated as of November 16, 2012, by and between Tower Group, Inc, and Elliot S. Orol, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2012
10.72	Amendment to Employment agreement, dated as of November 16, 2012, by and between Tower Group, Inc, and Gary S. Maier, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2012
10.73	Second Amendment to Credit Agreement and Consent, dated as of November 26, 2012, by and among Tower Group, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, PNC Bank, National Association, J.P. Morgan Securities Inc. and Banc of America Securities LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 28, 2012

Exhibit Number	Description of Exhibits
16	Letter from Johnson, Lambert & Co. LLP regarding change in certifying accountant, incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on March 5, 2010
21.1	Subsidiaries of the registrant*
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael H. Lee*
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William E. Hitselberger*
32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
EX-101	INSTANCE DOCUMENT**
EX-101	SCHEMA DOCUMENT**
EX-101	CALCULATION LINKBASE DOCUMENT**
EX-101	LABELS LINKBASE DOCUMENT**
EX-101	PRESENTATION LINKBASE DOCUMENT**
EX-101	DEFINITION LINKBASE DOCUMENT**