Form 10-Q/A
period 2013-03-31
Tower Group International, Ltd.
filed 2013-11-26
CIK 1289592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,432,150 shares of common stock, par value $0.01 per share, as of May 7, 2013.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2013 (the “Original Quarterly Report”). This Form 10-Q/A is being filed to revise the consolidated balance sheet as of March 31, 2013, the consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the three months ended March 31, 2013 and certain footnote disclosures thereto.

Management of Tower Group International, Ltd. (“Tower” or the “Company”) is revising its March 31, 2013 Form 10-Q to correct for certain loss reserve and premium receivables errors that were recorded in 2011 and 2012, as discussed below, and is also correcting for other immaterial adjustments that were initially recorded in the period they were identified. These immaterial adjustments are being recast into the periods in which they originated.

On November 14, 2013, Tower issued a Current Report on Form 8-K stating that it had reached a determination to restate Tower’s audited annual consolidated financial statements as of and for the years ended December 31, 2011 and 2012 contained in Amendment No. 1 to Tower’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 13, 2013 (the “2012 Form 10-K/A”), and that such financial statements should no longer be relied upon. In addition, Tower will revise its (i) audited annual consolidated financial statements for the year ended December 31, 2010 contained in the 2012 Form 10-K/A and (ii) unaudited interim consolidated financial statements as of and for the three months ended March 31, 2013 and 2012 contained in its Original Quarterly Report. Following management review of the matter with the Audit Committee of Tower’s Board of Directors (the “Audit Committee”), and upon management’s recommendation, the Audit Committee reached a conclusion on November 7, 2013 that previously issued financial statements of the Company covering one or more periods for which the Company is required to provide financial statements need to be revised or restated and may no longer be relied upon because of the inadvertent mistakes described below. At such meeting, the Audit Committee authorized the Company’s Chief Financial Officer and Chief Accounting Officer to determine, in consultation with the Company’s independent registered public accounting firm, the specific financial statements that should be revised or restated and should no longer be relied upon. Acting upon such authority, on November 12, 2013, these officers reached a conclusion, and advised Tower’s Board of Directors, as to the specific financial statements that need to be so revised or restated and should no longer be relied upon, as described above. The Company had previously determined and announced on October 7, 2013 that its June 30, 2013 loss reserves were strengthened by approximately $365 million. The Company then undertook to review its reserve analyses for prior years. During this evaluation, the Company considered its historical loss reserve analyses and the analyses of its independent actuaries and reviewed and discussed its conclusions with its independent registered public accounting firm. Upon completion of this evaluation, the Company determined that inadvertent mistakes in classification of insurance premiums by line of business used in the loss reserving process resulted in (1) an increase in the loss and loss adjustment expenses of $9.6 million, $21.7 million and $5.7 million, for the years ended December 31, 2012, 2011 and 2010, respectively, and (2) a decrease in the reinsurance recoverables on unpaid losses asset balance by $37.0 million, $27.4 million and $5.7 million as of December 31, 2012, 2011 and 2010, respectively.

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

Management has concluded, as a result of the items discussed above, that material weaknesses exist in internal controls over financial reporting related to the Company’s loss reserving and premiums receivable reconciliation processes and as a result has now concluded the Company’s internal control over financial reporting was not effective as of December 31, 2012 and its disclosure controls procedures were not effective as of December 31, 2012 and March 31, 2013. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The effects of this revision to our consolidated financial statements are described in Note 2 Revision of Previously Issued Financial Statements to the consolidated financial statements. In addition, we have updated the financial statement disclosures for significant events that have occurred subsequent to the filing of the Original Quarterly Report. See “Note 1 – Nature of Business” and “Note 18 – Subsequent Events” to the consolidated financial statements for further description.

The following sections have been amended from the Original Quarterly Report as a result of the restatement and revisions described above:

•	Part I – Item 1. Financial Statements

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4. Controls and Procedures

•	Part II – Item 1. Legal Proceedings

•	Part II – Item 6. Exhibits

This Form 10-Q/A also includes as exhibits certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Except as described above, no other sections have been amended from the Original Quarterly Report. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s Original Quarterly Report.

Tower Group International, Ltd.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2013

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Group International, Ltd.

Consolidated Balance Sheets

(Unaudited)

($ in thousands, except par value and share amounts)	March 31, 2013 (revised)	December 31, 2012 (restated)
Assets
Investments - Tower
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $2,012,296 and $1,926,236)	$2,136,807	$2,064,148
Equity securities (cost of $135,075 and $144,204)	139,794	140,695
Short-term investments (cost of $28,485 and $4,749)	28,822	4,750
Other invested assets	58,941	57,786
Investments - Reciprocal Exchanges
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $255,780 and $263,950)	270,964	280,563
Equity securities (cost of $2,751 and $5,144)	2,914	5,563

Total investments	2,638,242	2,553,505
Cash and cash equivalents (includes $5,604 and $9,782 relating to Reciprocal Exchanges)	229,946	102,269
Investment income receivable (includes $2,768 and $2,610 relating to Reciprocal Exchanges)	29,490	25,332
Investment in unconsolidated affiliate	68,411	71,894
Premiums receivable (includes $43,655 and $44,285 relating to Reciprocal Exchanges)	408,289	412,045
Reinsurance recoverable on paid losses (includes $5,913 and $682 relating to Reciprocal Exchanges)	49,668	17,609
Reinsurance recoverable on unpaid losses (includes $27,554 and $52,389 relating to Reciprocal Exchanges)	850,188	459,457
Prepaid reinsurance premiums (includes $18,424 and $17,803 relating to Reciprocal Exchanges)	234,181	63,923
Deferred acquisition costs, net (includes $9,933 and $11,364 relating to Reciprocal Exchanges)	199,092	181,198
Intangible assets (includes $6,725 and $6,854 relating to Reciprocal Exchanges)	104,550	106,768
Goodwill	269,589	241,458
Funds held by reinsured companies	829,659	137,545
Other assets (includes $5,753 and $1,559 relating to Reciprocal Exchanges)	436,439	338,769

Total assets	$6,347,744	$4,711,772

Liabilities
Loss and loss adjustment expenses (includes $127,926 and $135,791 relating to Reciprocal Exchanges)	$2,431,250	$1,895,679
Unearned premium (includes $99,962 and $103,216 relating to Reciprocal Exchanges)	1,122,428	921,271
Reinsurance balances payable (includes $5,734 and $6,979 relating to Reciprocal Exchanges)	39,227	40,569
Funds held under reinsurance agreements (includes $0 and $500 relating to Reciprocal Exchanges)	634,080	98,581
Other liabilities (includes $46,475 and $21,321 relating to Reciprocal Exchanges)	464,325	296,960
Deferred income taxes (includes $19,818 and $19,719 relating to Reciprocal Exchanges)	19,842	24,763
Debt	450,470	449,731

Total liabilities	5,161,622	3,727,554
Contingencies (Note 17)	—	—
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 57,432,150 and 53,048,011 shares issued, and 57,432,150 and 43,513,678 shares outstanding)	574	530
Treasury stock (0 and 9,534,333 shares)	—	(181,435)
Paid-in-capital	812,156	780,036
Accumulated other comprehensive income	78,311	82,756
Retained earnings	273,887	268,171

Tower Group International, Ltd. stockholders’ equity	1,164,928	950,058

Noncontrolling interests	21,194	34,160

Total stockholders’ equity	1,186,122	984,218

Total liabilities and stockholders’ equity	$6,347,744	$4,711,772

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2013 (revised)	2012
Revenues
Net premiums earned	$421,886	$420,158
Ceding commission revenue	14,151	5,163
Insurance services revenue	128	497
Policy billing fees	3,150	3,134
Net investment income	30,317	33,943
Net realized investment gains (losses):
Other-than-temporary impairments	(689)	(2,976)
Other net realized investment gains	7,540	6,304

Total net realized investment gains	6,851	3,328

Total revenues	476,483	466,223
Expenses
Loss and loss adjustment expenses	275,732	267,493
Commission expense	89,576	80,385
Other operating expenses	84,393	77,071
Acquisition-related transaction costs	19,056	1,262
Interest expense	7,808	8,611

Total expenses	476,565	434,822
Other income
Equity income in unconsolidated affiliate	128	—

Income before income taxes	46	31,401
Income tax expense (benefit)	(1,590)	9,224

Net income	$1,636	$22,177
Less: Net income (loss) attributable to Noncontrolling interests	(11,281)	3,011

Net income attributable to Tower Group International, Ltd.	$12,917	$19,166

Earnings per share attributable to Tower Group International, Ltd. stockholders:
Basic	$0.28	$0.43
Diluted	$0.28	$0.43

Weighted average common shares outstanding:
Basic	45,614	43,326
Diluted	45,688	43,411

Dividends declared and paid per common share	$0.17	$0.17

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2013 (revised)	2012
Net income	$1,636	$22,177
Other comprehensive income (loss) before tax
Gross unrealized investment holding gains (losses) arising during periods	(371)	24,972
Less: Reclassification adjustment for investment gains included in net income	(6,467)	(3,328)
Cumulative translation adjustment	(3,611)	—
Deferred gain (loss) on cash flow hedge	1,598	(231)

Other comprehensive income (loss) before tax	(8,851)	21,413
Income tax benefit (expense) related to items of other comprehensive income (loss)	2,721	(6,738)

Other comprehensive income (loss), net of income tax	$(6,130)	$14,675

Comprehensive income	$(4,494)	$36,852

Less: Comprehensive income (loss) attributable to Noncontrolling interests	(12,966)	6,385

Comprehensive income attributable to Tower Group International, Ltd.	$8,472	$30,467

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
					Other			Total
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Noncontrolling	Stockholders’
(in thousands)	Shares	Amount	Stock	Capital	Income (loss)	Earnings	Interests	Equity
Balance at December 31, 2011, as restated	52,626	$526	$(158,185)	$772,877	$63,053	$331,480	$27,380	$1,037,131
Dividends declared	—	—	—	—	—	(7,398)	—	(7,398)
Stock based compensation	364	4	(2,142)	2,024	—	—	—	(114)
Repurchase of common stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	19,166	3,011	22,177
Transfer of assets to Reciprocal
Exchange	—	—	—	(1,778)	—	—	1,778	—
Other comprehensive income	—	—	—	—	11,291	—	3,384	14,675

Balance at March 31, 2012, as revised	52,990	$530	$(160,327)	$773,123	$74,344	$343,248	$35,553	$1,066,471

Balance at December 31, 2012, as restated	53,048	$530	$(181,435)	$780,036	$82,756	$268,171	$34,160	$984,218
Dividends declared	—	—	—	—	—	(7,201)	—	(7,201)
Stock based compensation	240	3	(5,853)	11,561	—	—	—	5,711
Merger Transaction with Canopius Bermuda	14,026	140	—	207,207	—	—	—	207,347
Extinguishment of treasury stock in connection with Merger Transaction	(9,882)	(99)	187,288	(187,189)	—	—	—	—
Termination of convertible senior notes hedge and warrants	—	—	—	541	—	—	—	541
Net income (loss), as revised	—	—	—	—	—	12,917	(11,281)	1,636
Other comprehensive income (loss), as revised	—	—	—	—	(4,445)	—	(1,685)	(6,130)

Balance at March 31, 2013, as revised	57,432	$574	$—	$812,156	$78,311	$273,887	$21,194	$1,186,122

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
($ in thousands)	2013 (revised)	2012
Cash flows provided by (used in) operating activities:
Net income	$1,636	$22,177
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain on investment in acquired unconsolidated affiliate	(128)	—
Net realized investment (gains) losses	(6,851)	(3,328)
Depreciation and amortization	9,493	9,111
Amortization of bond premium or discount	3,262	2,462
Amortization of restricted stock	12,281	2,025
Deferred income taxes	(5,433)	2,674
Changes in operating assets and liabilities:
Investment income receivable	(4,158)	(2,568)
Premiums receivable	3,756	(9,206)
Reinsurance recoverable	45,937	33,327
Prepaid reinsurance premiums	(17,827)	1,298
Deferred acquisition costs, net	(12,076)	(2,793)
Funds held by reinsured companies	6,705	(19,773)
Other assets	34,681	42,288
Loss and loss adjustment expenses	(95,042)	(34,674)
Unearned premium	31,194	4,226
Reinsurance balances payable	(1,342)	(1,440)
Funds held under reinsurance agreements	(25,215)	(995)
Other liabilities	(35,956)	(13,946)

Net cash flows provided by (used in) operations	(55,083)	30,865

Cash flows provided by (used in) investing activities:
Cash acquired in Merger Transaction	134,741	—
Purchase of fixed assets	(5,866)	(10,553)
Purchase - fixed-maturity securities	(124,322)	(586,772)
Purchase - equity securities	(365,055)	(399,789)
Short-term investments, net	2,746	(3,492)
Purchase of other invested assets	(1,155)	—
Sale of fixed-maturity securities	123,684	605,206
Maturity of fixed-maturity securities	52,233	34,684
Sale - equity securities	375,180	368,145
Change in restricted cash	1,134	—

Net cash flows provided by (used in) investing activities	193,320	7,429

Cash flows provided by (used in) financing activities:
Proceeds from convertible senior notes hedge termination	2,380	—
Payment for warrants termination	(1,000)	—
Issuance of common stock under stock-based compensation programs	2	3
Excess tax benefits from share-based payment arrangements	1,111	225
Treasury stock acquired-net employee share-based compensation	(5,853)	(2,141)
Dividends paid	(7,200)	(7,398)

Net cash flows provided by (used in) financing activities	(10,560)	(9,311)

Increase (decrease) in cash and cash equivalents	127,677	28,983
Cash and cash equivalents, beginning of period	102,269	114,098

Cash and cash equivalents, end of period	$229,946	$143,081

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Nature of Business

Tower Group International, Ltd. (the “Company” or “Tower”) offers a broad range of commercial, specialty and personal property and casualty insurance products and services through its subsidiaries to businesses and to individuals. On March 13, 2013, the Company and Tower Group, Inc. (“TGI”) completed a merger transaction under which the Company, formerly known as Canopius Holdings Bermuda Limited (“Canopius Bermuda”), was re-named Tower Group International, Ltd. and became the ultimate parent company (“Merger Transaction”). The Company’s common shares are publicly traded on the NASDAQ Global Select Market under the symbol “TWGP”, which was also the symbol of TGI common shares on that exchange prior to the Merger Transaction. See “Note 4 – Merger Transaction” for further discussion of the Merger Transaction and the Company’s succession to TGI as registrant.

Significant Business Developments and Risks and Uncertainties Resulting From Events Occurring in 2013

In the preparation of Tower’s June 30, 2013 consolidated financial statements, subsequent to March 31, 2013, the company reported an increase in its loss and loss adjustment expense reserves of approximately $365 million relating to reserve strengthening associated with losses from prior accident years. This adverse loss development arose primarily from accident years 2008-2011 within the workers’ compensation, commercial multi-peril liability (“CMP”), other liability and commercial auto liability lines of business. In the second quarter of 2013, the Company performed a comprehensive update to its internal reserve study in response to continued observance in the second quarter of 2013 of higher than expected reported loss development. In conjunction with its comprehensive internal review, the Company also retained its consulting actuary to perform an independent reserve study covering lines of business comprising over 90% of the Company’s loss reserves. Since 2010, the Company has changed the mix of business by reducing the amount of program and middle market workers’ compensation and liability business that it underwrites.

The reserve strengthening was viewed by the Company as an event or circumstance that required the Company to perform in the second quarter of 2013, a detailed quantitative analysis of whether its recorded goodwill was impaired. After performing the quantitative analysis, it was determined that $214.0 million of goodwill, which represents all of the goodwill allocated to the Commercial Insurance reporting unit, was impaired. Accordingly, the consolidated statement of operations in the second quarter of 2013, subsequent to March 31, 2013, includes a non-cash charge of $214.0 million associated with the write-down of goodwill.

As a result of the reserve strengthening, the Company is expecting its U.S. based operations to have a pre-tax loss for 2013, which would result in a three-year cumulative loss position on its U.S. subsidiaries. After considering this negative evidence and uncertainty regarding the Company’s ability to generate sufficient future taxable income in the United States, the Company concluded that it should not recognize any net deferred tax assets (comprised principally of net operating loss carryforwards). The Company, therefore provided a full valuation allowance against its deferred tax asset at June 30, 2013. This valuation allowance was not recorded as of March 31, 2013.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

Management expects these rating actions, in combination with other items that have impacted the Company in the second quarter of 2013, to result in a decrease in the amount of premiums the insurance subsidiaries are able to write. The net written premiums in the Commercial Insurance segment was $343.6 million for the six months ended June 30, 2013. The net written premiums in the Specialty Insurance and Reinsurance segment was $306.6 million for the six months ended June 30, 2013. Business written through certain program underwriting agents requires an A.M. Best rating of A- or greater.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2013, Tower Reinsurance, Ltd. (“TRL”), one the Company’s two Bermuda-based reinsurers had capital and surplus that did not meet the minimum capital and surplus requirements of the BMA.

The Company has discussed with the BMA its intention to combine a substantial portion of the business and the capital of CastlePoint Reinsurance Company (“CastlePoint Re”), the Company’s other Bermuda based reinsurer, with TRL. Through this combination, management believes that the combined entity’s capital would meet the minimum capital and surplus thresholds determined by the BMA. The Company is currently developing this plan and expects to deliver this plan to its Bermuda regulators in the next several weeks. The Company cannot provide assurance that it will be successful in pursuing this alternative. Should the business combination not be approved, TRL would be operating at a capital level that is below the regulatory minimums as designated by the BMA. As such, TRL be subject to significant additional regulatory oversight or, in the event that such oversight did not satisfy the BMA, placed into liquidation.

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

The funding of the trust to support TICNY’s reinsurance recoverable has not yet occurred and requires approval by the BMA. The Company can provide no assurance that it will be successful in finalizing could result in the business combination or in funding the trust. If the trust funding is not approved, 1) the statutory capital of TICNY would be at a level that the New York Department of Financial Services placing TICNY under regulatory control; and 2) Tower Group, Inc. could violate the revised debt covenants of the bank credit facility at December 31, 2013, which violation, if not waived, would result in a cross default of our convertible notes. Statutory capital and surplus would be further reduced by whatever amounts are due from CastlePoint Re or from TRL that are not supported by assets held in trust. At June 30, 2013, all other U.S. based insurance subsidiaries maintained capital and surplus above company action level.

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

Liquidity

TGI is the obligor under the bank credit facility agreement dated as of February 15, 2012, as amended, with Bank of America, N.A. and other lenders named therein. ($70 million outstanding as of June 30,2013) and the Convertible Senior Notes (“Notes”) due September 2014 ($150 million par amount outstanding as of June 30,2013). The indebtedness of TGI is guaranteed by Tower Group International, Ltd. (“TGIL”) as well as several of TGIL’s non-insurance subsidiaries.

TGI amended its credit facility on October 11, 2013, and agreed to several restrictions under the credit facility, including:

•	To not enter into any new borrowings under the credit facility;

•	To pledge to the lending banks any proceeds of new capital raises by TGI or TGIL until such time as the credit facility is paid in full;

•	To pledge to the lending banks proceeds from any sales of assets occurring at TGI; and

•	To submit to regulatory authorities, as appropriate, a request for approval to pledge the capital stock of the U.S. based and Bermuda based insurance subsidiaries.

In addition, the following financial covenants are included in the credit facility:

•	Minimum Consolidated Net Worth is the greater of $553,400,000 or 90 % of Consolidated Net Worth as of June 30, 2013; this covenant increases by 90% of any new capital plus 50% of Net Income above $20,000,000;

•	Debt to capitalization ratio limit of 46%;

•	Minimum risk based capital ratio of 175% at December 31, 2013 for Tower Insurance Company of New York and any other insurance subsidiary that exceeds 10% of the consolidated statutory surplus of all insurances subsidiaries;

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

•	Bermuda enhanced minimum capital requirement of 150% for CastlePoint Re at December 31, 2013 and 110% for TRL;

•	Minimum statutory surplus for all insurance companies of the greater of $419,000,000 or 85% of Combined Surplus at June 30, 2013. The Company was in compliance with this covenant as of June 30, 2013; and

•	Independent accountant’s annual report shall not be subject to any “going concern” or like qualification or exception. This financial covenant will remain in effect for the year ending December 31, 2013. Although the independent accountant’s report on the consolidated financial statements for the years ended December 31, 2010, 2011 and 2012 contains a “going concern” explanatory paragraph, on November 14, 2013, the Company received a waiver from the lenders under the credit facility in respect of such “going concern” paragraph.

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

Note 2—Restatement and Revision of Previously Issued Financial Statements

On November 14, 2013, Tower Group International, Ltd. (“Tower” or the “Company”) issued a Current Report on Form 8-K stating that it had reached a determination to restate Tower’s audited annual consolidated financial statements as of and for the years ended December 31, 2011 and 2012 contained in Amendment No. 1 to Tower’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 13, 2013 (the “2012 Form 10-K/A”), and that such financial statements should no longer be relied upon. In addition, Tower will revise its (i) audited annual consolidated financial statements for the year ended December 31, 2010 contained in the 2012 Form 10-K/A and (ii) unaudited interim consolidated financial statements as of and for the three months ended March 31, 2013 and 2012 contained in its Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013, which was filed with the SEC on May 10, 2013 (the “Original Quarterly Report”). Following management review of the matter with the Audit Committee of Tower’s Board of Directors (the “Audit Committee”), and upon management’s recommendation, the Audit Committee reached a conclusion on November 7, 2013 that previously issued financial statements of the Company covering one or more periods for which the Company is required to provide financial statements need to be revised or restated and may no longer be relied upon because of the inadvertent mistakes described below. At such meeting, the Audit Committee authorized the Company’s Chief Financial Officer and Chief Accounting Officer to determine, in consultation with the Company’s independent registered public accounting firm, the specific financial statements that should be revised or restated and should no longer be relied upon. Acting upon such authority, on November 12, 2013, these officers reached a conclusion, and advised Tower’s Board of Directors, as to the specific financial statements that need to be so revised or restated and should no longer be relied upon, as described above. The Company had previously determined and announced on October 7, 2013 that its June 30, 2013 loss reserves were strengthened by approximately $365 million. The Company then undertook to review its reserve analyses for prior years. During this evaluation, the Company considered its historical loss reserve analyses and the analyses of its independent actuaries and reviewed and discussed its conclusions with its independent registered public accounting firm. Upon completion of this evaluation, the Company determined that inadvertent mistakes in classification of insurance premiums by line of business used in the loss reserving process resulted in (1) an increase in the loss and loss adjustment expenses of $9.6 million, $21.7 million and $5.7 million, for the years ended December 31, 2012, 2011 and 2010, respectively, and (2) a decrease in the reinsurance recoverables on unpaid losses asset balance by $37.0 million, $27.4 million and $5.7 million as of December 31, 2012, 2011 and 2010, respectively.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The effect of the revisions and restatements on the consolidated balance sheets are presented in the table below:

	As of March 31, 2013			December 31, 2012
	As		Effect	As		Effect
	Previously		of	Previously		of
($ in thousands, except par value and share amounts)	Filed	Revised	Adjustments	Reported	Restated	Adjustments
Assets
Total investments	2,638,543	2,638,242	(301)	2,554,505	2,553,505	(1,000)
Cash and cash equivalents	229,946	229,946	—	100,293	102,269	1,976
Investment income receivable	29,490	29,490	—	25,332	25,332	—
Investment in uncolsolidated affiliate	68,411	68,411	—	70,830	71,894	1,064
Premiums receivable	418,161	408,289	(9,872)	422,112	412,045	(10,067)
Reinsurance recoverable on paid losses	49,668	49,668	—	17,609	17,609	—
Reinsurance recoverable on unpaid losses	887,188	850,188	(37,000)	496,192	459,457	(36,735)
Prepaid reinsurance premiums	234,181	234,181	—	63,923	63,923	—
Deferred acquisition costs, net	199,137	199,092	(45)	180,941	181,198	257
Intangible assets	104,550	104,550	—	106,768	106,768	—
Goodwill	269,589	269,589	—	241,458	241,458	—
Funds held by reinsured companies	829,659	829,659	—	137,545	137,545	—
Other assets	430,108	436,439	6,331	331,506	338,769	7,263

Total Assets	$6,388,631	$6,347,744	$(40,887)	4,749,014	$4,711,772	$(37,242)

Liabilities
Loss and loss adjustment expenses	2,429,857	2,431,250	1,393	1,895,073	$1,895,679	$606
Unearned premium	1,123,022	1,122,428	(594)	920,859	921,271	412
Reinsurance balances payable	39,227	39,227	—	40,569	40,569	—
Funds held under reinsurance agreements	634,080	634,080	—	98,581	98,581	—
Other liabilities	463,303	464,325	1,022	292,239	296,960	4,721
Deferred income taxes	29,677	19,842	(9,835)	36,464	24,763	(11,701)
Debt	450,470	450,470	—	449,731	449,731	—

Total liabilities	$5,169,636	5,161,622	(8,014)	3,733,516	3,727,554	(5,962)
Contingencies	—	—	—	—	—	—
Stockholders’ equity
Common stock	574	574	—	530	530	—
Treasury stock	—	—	—	(181,435)	(181,435)	—
Paid-in-capital	812,156	812,156	—	780,036	780,036	—
Accumulated other comprehensive income	78,377	78,311	(66)	83,406	82,756	(650)
Retained earnings	306,192	273,887	(32,305)	298,299	268,171	(30,128)

Tower Group International, Ltd. stockholders’ equity	1,197,299	1,164,928	(32,371)	980,836	950,058	(30,778)

Noncontrolling interests	21,696	21,194	(502)	34,662	34,160	(502)

Total stockholders’ equity	1,218,995	1,186,122	(32,873)	1,015,498	984,218	(31,280)

Total liabilities and stockholders’ equity	6,388,631	$6,347,744	$(40,887)	4,749,014	$4,711,772	$(37,242)

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The effect of the revision on the consolidated statements of operations and comprehensive income are presented in the table below:

	Three Months Ended March 31, 2013
	As		Effect
	Previously		of
(in thousands, except per share amounts)	Filed	Revised	Adjustments
Revenues
Net premiums earned	$420,486	$421,886	$1,400
Ceding commission revenue	14,151	14,151	—
Insurance services revenue	128	128	—
Policy billing fees	3,150	3,150	—
Net investment income	30,317	30,317	—
Other-than-temporary impairments	(489)	(689)	(200)
Other net realized investment gains	7,540	7,540	—

Total net realized gains (losses)	7,051	6,851	(200)

Total revenues	475,283	476,483	1,200
Expenses
Loss and loss adjustment expenses	274,680	275,732	1,052
Direct and ceding commission expense	88,398	89,576	1,178
Other operating expenses	84,393	84,393	—
Acquisition-related transaction costs	19,056	19,056	—
Interest expense	7,808	7,808	—

Total expenses	474,335	476,565	2,230
Other income (expense)
Earnings in Canopius Group	1,192	128	(1,064)

Income before taxes	2,140	46	(2,094)
Income tax expense (benefit)	(1,673)	(1,590)	83

Net Income	$3,813	$1,636	$(2,177)
Less: Net income (loss) attributable to Noncontrolling interests	(11,281)	(11,281)	—

Net income attributable to Tower Group International, Ltd.	$15,094	$12,917	$(2,177)

Earnings per share attributable to Tower Group International, Ltd. stockholders:
Basic	$0.33	$0.28	$(0.05)
Diluted	$0.33	$0.28	$(0.05)

Comprehensive Income (loss)	$(2,901)	$(4,494)	$(1,593)
Less: Comprehensive income attributable to Noncontrolling interests	(12,966)	(12,966)	—

Comprehensive income (loss) attributable to Tower Group International, Ltd.	$10,065	$8,472	$(1,593)

The effect of the revision on the consolidated statement of cash flows:

	Three Months Ended March 31, 2013
($ in thousands)	As Previously Filed	Revised	Effect of Adjustments
Cash flows provided by (used in) operating activities:
Net cash flows provided by (used in) operations	$(53,107)	$(55,083)	$(1,976)
Net cash flows provided by (used in) investing activities	193,320	193,320	—
Net cash flows provided by (used in) financing activities	(10,560)	(10,560)	—

Increase (decrease) in cash and cash equivalents	129,653	127,677	(1,976)
Cash and cash equivalents, beginning of period	100,293	102,269	1,976

Cash and cash equivalents, end of period	$229,946	$229,946	$—

Tower Group International, Ltd.

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

The accompanying unaudited consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q/A and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with TGI’s consolidated financial statements as of and for the year ended December 31, 2012 and notes thereto included in TGI’s Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. All intercompany transactions have been eliminated in consolidation.

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

Reclassifications and Adjustments

Since the Company accounted for the Merger Transaction as a reverse acquisition and recapitalization, it has retroactively restated Common Stock, Treasury Stock and Paid-in-Capital accounts and earnings per share for periods prior to the Merger Transaction to reflect the historical capitalization of TGI, adjusted for the 1.1330 conversion ratio as discussed in “Note 4 – Merger Transaction”. Certain other reclassifications have also been made to prior years’ financial information to conform to the current year presentation. Refer to Item 2. Management’s Discussion and Analysis, the Consolidated Results of Operations discussion for out-of-period adjustments recorded in the three months ended March 31, 2013.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The table below reflects the previously reported and restated stockholders’ equity accounts resulting from the Merger Transaction:

	Merger	Revised
($ in thousands, except per share amounts)	Transaction	Amount
As of December 31, 2012
Common stock	$469	$530
Treasury stock	(181,435)	(181,435)
Paid-in-capital	780,097	780,036
For the three-months ended March 31, 2012
Earnings (Loss) per Share:
Basic	$0.49	$0.43
Diluted	0.49	0.43
Weighted average common shares outstanding
Basic	39,233	43,326
Diluted	39,307	43,411

See “Note 15 – Earnings (loss) per Share” for the computation of the earnings per share.

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

Accounting guidance not yet effective

In July 2013, the FASB issued new guidance that permits the use of a new benchmark for hedges. This guidance is effective prospectively for new or re-designated hedges as of July 17, 2013. The Company will consider this guidance if and when it enters into any new hedging relationships.

Note 4 – Merger Transaction

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

(in thousands)
Consideration received by Canopius Group from the third party sale	205,863
Fair value of Merger Option received in connection with TGI’s investment in Canopius Group	484
Exercise price of Merger Right received from TGI upon exercise	1,000

Total preliminary purchase consideration	$207,347

($ in thousands)
Assets
Cash and cash equivalents	$134,741
Investments	26,485
Reinsurance recoverables	468,727
Prepaid reinsurance	152,431
Funds held by reinsured companies	698,819
Other assets	75,219
Liabilities
Loss and loss adjustment expenses	630,613
Unearned premiums	169,963
Funds held under reinsurance agreements	560,714
Other liabilities	15,916

Net assets acquired	$179,216

Purchase Consideration	207,347

Goodwill	$28,131

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

The resulting goodwill recognized in connection with the Merger Transaction is mainly derived from the synergies and economies of scale expected to result from the combined operations of the Company, as well as intangible assets that did not qualify for separate recognition. The goodwill presented in the table above were allocated to the Commercial Insurance reporting unit. As discussed in “Note 1—Nature of Business,” this goodwill amount was fully impaired in the second quarter of 2013 as a result of the significant business developments.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended
	March 31,
($ in thousands)	2013 (revised)	2012
Revenues	$479,627	$469,367
Net Income	20,628	26,961

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

For the three months ended March 31, 2013, the Reciprocal Exchanges recognized total revenues, total expenses and net income (loss) of $47.3 million, $58.5 million and $(11.3) million, respectively. For the three months ended March 31, 2012, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $50.2 million, $47.2 million and $3.0 million, respectively.

Note 6—Investments

The cost or amortized cost and fair value of the Company’s investments in fixed maturity and equity securities, gross unrealized gains and losses, and other-than-temporary impairment losses (“OTTI”) as of March 31, 2013 and December 31, 2012 are summarized as follows:

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

($ in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Unrealized OTTI Losses (1)
March 31, 2013, as revised
U.S. Treasury securities	$315,281	$1,486	$(35)	$316,732	$—
U.S. Agency securities	105,081	4,056	(132)	109,005	—
Municipal bonds	642,188	47,034	(291)	688,931	—
Corporate and other bonds
Finance	222,601	20,881	(728)	242,754	—
Industrial	390,344	23,408	(807)	412,945	—
Utilities	60,134	2,798	(469)	62,463	—
Commercial mortgage-backed securities	207,944	28,337	(360)	235,921	(121)
Residential mortgage-backed securities
Agency backed securities	253,395	9,478	(674)	262,199	—
Non-agency backed securities	37,257	4,394	(27)	41,624	—
Asset-backed securities	33,851	1,346	—	35,197	—

Total fixed-maturity securities	2,268,076	143,218	(3,523)	2,407,771	(121)
Preferred stocks, principally financial sector	28,879	632	(334)	29,177	—
Common stocks, principally financial and industrial sectors	108,947	5,985	(1,401)	113,531	—
Short-term investments	28,485	350	(13)	28,822	—

Total, March 31, 2013, as revised	$2,434,387	$150,185	$(5,271)	$2,579,301	$(121)

Tower	$2,175,856	$133,986	$(4,419)	$2,305,423	$(121)
Reciprocal Exchanges	258,531	16,199	(852)	273,878	—

Total, March 31, 2013, as revised	$2,434,387	$150,185	$(5,271)	$2,579,301	$(121)

December 31, 2012, as restated
U.S. Treasury securities	$183,462	$1,500	$(13)	$184,949	$—
U.S. Agency securities	98,502	4,351	(76)	102,777	—
Municipal bonds	633,373	52,914	(244)	686,043	—
Corporate and other bonds
Finance	233,849	21,293	(1,095)	254,047	—
Industrial	412,465	26,556	(868)	438,153	—
Utilities	51,698	2,958	(191)	54,465	—
Commercial mortgage-backed securities	211,819	30,375	(141)	242,053	—
Residential mortgage-backed securities
Agency backed securities	283,652	12,326	(262)	295,716	—
Non-agency backed securities	38,615	3,575	(34)	42,156	(6)
Asset-backed securities	42,751	1,615	(14)	44,352	—

Total fixed-maturity securities	2,190,186	157,463	(2,938)	2,344,711	(6)
Preferred stocks, principally financial sector	31,272	730	(481)	31,521	—
Common stocks, principally industrial and financial sectors	118,076	953	(4,292)	114,737	—
Short-term investments	4,749	1	—	4,750	—

Total, December 31, 2012, as restated	$2,344,283	$159,147	$(7,711)	$2,495,719	$(6)

Tower	$2,075,189	$141,614	$(7,210)	$2,209,593	$(6)
Reciprocal Exchanges	269,094	17,533	(501)	286,126	—

Total, December 31, 2012, as restated	$2,344,283	$159,147	$(7,711)	$2,495,719	$(6)

(1)	Represents the gross unrealized loss on other-than-temporarily impaired securities recognized in accumulated other comprehensive income (loss).

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see “Note 6 – Investments” of the Notes to Consolidated Financial Statements in TGI’s Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2012.

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

Gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three Months Ended March 31,
($ in thousands)	2013 (revised)	2012
Fixed-maturity securities
Gross realized gains	$7,364	$13,991
Gross realized losses	(190)	(2,858)

	7,174	11,133
Equity securities
Gross realized gains	4,236	1,546
Gross realized losses	(4,813)	(6,375)

	(577)	(4,829)
Other
Gross realized gains	1,755	—
Gross realized losses	(812)	—

	943	—

Net realized gains (losses) on investments	7,540	6,304

Other-than-temporary impairment losses:
Fixed-maturity securities	(164)	(117)
Equity securities	(525)	(2,859)

Total other-than-temporary impairment losses recognized in earnings	(689)	(2,976)

Total net realized investment gains (losses)	$6,851	$3,328

Tower	$6,233	$1,138
Reciprocal Exchanges	618	2,190

Total net realized investment gains (losses)	$6,851	$3,328

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the fixed-maturity and equity securities OTTI amounts for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
($ in thousands)	2013 (revised)	2012
Corporate and other bonds	$—	$(89)
Commercial mortgage-backed securities	(24)	—
Residential mortgage-backed securities	(140)	(28)
Equities	(525)	(2,859)

Other-than-temporary-impairments	(689)	(2,976)
Portion of loss recognized in accumulated other comprehensive income (loss)	—	—

Impairment losses recognized in earnings	$(689)	$(2,976)

Tower	$(689)	$(2,976)
Reciprocal Exchanges	—	—

Impairment losses recognized in earnings	$(689)	$(2,976)

The following table provides a rollforward of the cumulative amounts of credit OTTI for securities still held showing the amounts that have been included in earnings on a pretax basis for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
($ in thousands)	2013 (revised)	2012
Balance, January 1,	$4,492	$12,666
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	164	89
OTTI has been previously recognized	—	28
Reductions due to:
Securities sold during the period (realized)	(140)	(6,699)

Balance, March 31,	$4,516	$6,084

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

The unrealized loss position associated with the fixed-maturity portfolio was $3.5 million as of March 31, 2013, consisting primarily of corporate bonds and mortgage-backed securities of $3.1 million. The total fixed-maturity portfolio of gross unrealized losses included 202 securities which were, in aggregate, approximately 1.0% below amortized cost. Of the 202 fixed maturity investments identified, 20 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these investments at March 31, 2013 was $0.03 million. Management does not consider these investments to be other-than-temporarily impaired.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents information regarding invested assets that were in an unrealized loss position at March 31, 2013 and December 31, 2012 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
March 31, 2013, as revised
U.S. Treasury securities	$190,145	$(35)	$—	$—	$190,145	$(35)
U.S. Agency securities	22,282	(132)	—	—	22,282	(132)
Municipal bonds	24,848	(282)	252	(9)	25,100	(291)
Corporate and other bonds
Finance	22,057	(728)	—	—	22,057	(728)
Industrial	49,396	(805)	348	(2)	49,744	(807)
Utilities	25,245	(469)	7	—	25,252	(469)
Commercial mortgage-backed securities	27,602	(360)	—	—	27,602	(360)
Residential mortgage-backed securities
Agency backed	63,720	(674)	23	—	63,743	(674)
Non-agency backed	—	—	547	(27)	547	(27)
Asset-backed securities	—	—	—	—	—	—

Total fixed-maturity securities	425,295	(3,485)	1,177	(38)	426,472	(3,523)
Preferred stocks	5,169	(31)	6,651	(303)	11,820	(334)
Common stocks	41,600	(1,401)	—	—	41,600	(1,401)
Short-term investments	26,822	(13)	—	—	26,822	(13)

Total, March 31, 2013, as revised	$498,886	$(4,930)	$7,828	$(341)	$506,714	$(5,271)

Tower	$442,293	$(4,093)	$7,627	$(326)	$449,920	$(4,419)
Reciprocal Exchanges	56,593	(837)	201	(15)	56,794	(852)

Total, March 31, 2013, as revised	$498,886	$(4,930)	$7,828	$(341)	$506,714	$(5,271)

December 31, 2012, as restated
U.S. Treasury securities	$44,347	$(13)	$—	$—	$44,347	$(13)
U.S. Agency securities	22,345	(76)	—	—	22,345	(76)
Municipal bonds	21,532	(235)	251	(9)	21,783	(244)
Corporate and other bonds
Finance	16,853	(1,095)	—	—	16,853	(1,095)
Industrial	53,576	(667)	4,188	(201)	57,764	(868)
Utilities	20,143	(191)	7	—	20,150	(191)
Commercial mortgage-backed securities	23,223	(141)	95	—	23,318	(141)
Residential mortgage-backed securities
Agency backed	59,009	(261)	25	(1)	59,034	(262)
Non-agency backed	815	(6)	588	(28)	1,403	(34)
Asset-backed securities	1,499	(2)	4,232	(12)	5,731	(14)

Total fixed-maturity securities	263,342	(2,687)	9,386	(251)	272,728	(2,938)
Preferred stocks	9,716	(155)	5,724	(326)	15,440	(481)
Common stocks	55,560	(4,292)	—	—	55,560	(4,292)

Total, December 31, 2012, as restated	$328,618	$(7,134)	$15,110	$(577)	$343,728	$(7,711)

Tower	$270,609	$(6,732)	$13,338	$(478)	$283,947	$(7,210)
Reciprocal Exchanges	58,009	(402)	1,772	(99)	59,781	(501)

Total, December 31, 2012, as restated	$328,618	$(7,134)	$15,110	$(577)	$343,728	$(7,711)

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Fixed-Maturity Investment—Time to Maturity

The following table shows the amortized cost and fair value of the fixed-maturity portfolio by contractual time to maturity at March 31, 2013 and December 31, 2012:

	Tower		Reciprocal Exchanges		Total
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
March 31, 2013, as revised
Remaining Time to Maturity
Less than one year	$22,678	$23,060	$2,000	$2,008	$24,678	$25,068
One to five years	636,015	656,679	40,795	42,693	676,810	699,372
Five to ten years	556,748	594,311	76,334	79,921	633,082	674,232
More than 10 years	343,277	372,246	57,782	61,912	401,059	434,158
Mortgage and asset-backed securities	453,578	490,511	78,869	84,430	532,447	574,941

Total, March 31, 2013, as revised	$2,012,296	$2,136,807	$255,780	$270,964	$2,268,076	$2,407,771

December 31, 2012, as restated
Remaining Time to Maturity
Less than one year	$30,082	$30,614	$2,678	$2,715	$32,760	$33,329
One to five years	489,939	510,523	45,576	47,275	535,515	557,798
Five to ten years	564,556	607,711	76,480	80,009	641,036	687,720
More than 10 years	346,410	379,045	57,628	62,542	404,038	441,587
Mortgage and asset-backed securities	495,249	536,255	81,588	88,022	576,837	624,277

Total, December 31, 2012, as restated	$1,926,236	$2,064,148	$263,950	$280,563	$2,190,186	$2,344,711

Other Invested Assets

The following table shows the composition of the other invested assets as of March 31, 2013 and December 31, 2012:

($ in thousands)	March 31, 2013	December 31, 2012
Limited partnerships, equity method	$24,517	$23,864
Real estate, amortized cost	7,223	7,422
Securities reported under the fair value option	25,000	25,000
Other	2,201	1,500

Total	$58,941	$57,786

Securities reported under the fair value option include two securities for which the Company has elected the fair value option. This election was made to simplify the accounting for these instruments which contain embedded derivatives and other features.

The fair value of the limited partnerships in the table above approximates their carrying value under the equity method of accounting. The significant inputs used to determine fair value of these limited partnerships are considered Level 3 pursuant to the fair value hierarchy. See “Note 7 – Fair Value Measurements” below. As of March 31, 2013, the Company had future funding commitments of $28.2 million to these limited partnerships.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

As at March 31, 2013 and December 31, 2012, the Company’s financial instruments carried at fair value are allocated among levels as follows:

($ in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2013, as revised
Fixed-maturity securities
U.S. Treasury securities	$—	$316,732	$—	$316,732
U.S. Agency securities	—	109,005	—	109,005
Municipal bonds	—	688,931	—	688,931
Corporate and other bonds	—	718,162	—	718,162
Commercial mortgage-backed securities	—	235,921	—	235,921
Residential mortgage-backed securities
Agency	—	262,199	—	262,199
Non-agency	—	41,624	—	41,624
Asset-backed securities	—	35,197	—	35,197

Total fixed-maturities	—	2,407,771	—	2,407,771
Equity securities	142,708	—	—	142,708
Short-term investments	—	28,822	—	28,822

Total investments at fair value	142,708	2,436,593	—	2,579,301
Other invested assets (1)	—	—	25,000	25,000
Other liabilities				—
Interest rate swap contracts	—	(8,203)	—	(8,203)
Debt and equity securities sold, not yet purchased	—	(22,513)	—	(22,513)

Total, March 31, 2013, as revised	$142,708	$2,405,877	$25,000	$2,573,585

Tower	$139,794	$2,134,913	$25,000	$2,299,707
Reciprocal Exchanges	2,914	270,964	—	273,878

Total, March 31, 2013, as revised	$142,708	$2,405,877	$25,000	$2,573,585

December 31, 2012, as restated
Fixed-maturity securities
U.S. Treasury securities	$—	$184,949	$—	$184,949
U.S. Agency securities	—	102,777	—	102,777
Municipal bonds	—	686,043	—	686,043
Corporate and other bonds	—	746,665	—	746,665
Commercial mortgage-backed securities	—	242,053	—	242,053
Residential mortgage-backed securities
Agency	—	295,716	—	295,716
Non-agency	—	42,156	—	42,156
Asset-backed securities	—	44,352	—	44,352

Total fixed-maturities	—	2,344,711	—	2,344,711
Equity securities	146,258	—	—	146,258
Short-term investments	—	4,750	—	4,750

Total investments at fair value	146,258	2,349,461	—	2,495,719
Other invested assets (2)	—	—	25,000	25,000
Other liabilities
Interest rate swap contracts	—	(9,016)	—	(9,016)
Debt and equity securities sold, not yet purchased	—	(17,101)	—	(17,101)

Total, December 31, 2012, as restated	$146,258	$2,323,344	$25,000	$2,494,602

Tower	$140,695	$2,042,780	$25,000	$2,208,475
Reciprocal Exchanges	5,563	280,564	—	286,127

Total, December 31, 2012, as restated	$146,258	$2,323,344	$25,000	$2,494,602

(1)	$25.0 million of the $58.9 million Other invested assets reported on the consolidated balance sheet at March 31, 2013 is reported at fair value. The remaining $33.9 million of Other invested assets is reported under the equity method of accounting or at amortized cost.
(2)	$25.0 million of the $57.8 million Other invested assets reported on the consolidated balance sheet at December 31, 2012 is reported at fair value. The remaining $32.8 million of Other invested assets is reported under the equity method of accounting or at amortized cost.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the changes in Level 3 assets measured at fair value for the three months ended March 31, 2013 and 2012 for Tower (the Reciprocal Exchanges have no Level 3 assets):

	Three Months Ended
	March 31,
($ in thousands)	2013	2012
Beginning balance, January 1	$25,000	$25,000
Total gains (losses)-realized / unrealized - included in net income	—	(86)

Ending balance, March 31,	$25,000	$24,914

Note 8 – Reinsurance

Impact of Reinsurance on Premiums

The table below shows direct, assumed and ceded premiums for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
($ in thousands)	Direct (revised)	Assumed	Ceded	Net (revised)
2013, as revised
Premiums written	$445,715	$105,514	$98,032	$453,197
Change in unearned premiums	(16,128)	(44,389)	(29,206)	(31,311)

Premiums earned	$429,587	$61,125	$68,826	$421,886

2012
Premiums written	$404,840	$62,521	$41,678	$425,683
Change in unearned premiums	27,169	(31,394)	1,300	(5,525)

Premiums earned	$432,009	$31,127	$42,978	$420,158

Note 9 – Loss and Loss Adjustment Expense

The following table provides a reconciliation of the beginning and ending consolidated balances for unpaid losses and loss adjustment expense (“LAE”) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013			2012
($ in thousands)	Tower (revised)	Reciprocal Exchanges	Total (revised)	Tower	Reciprocal Exchanges	Total
Balance at January 1,	$1,759,888	$135,791	$1,895,679	$1,495,839	$136,274	$1,632,113
Less reinsurance recoverables on unpaid losses	(407,068)	(52,389)	(459,457)	(280,968)	(11,253)	(292,221)

	1,352,820	83,402	1,436,222	1,214,871	125,021	1,339,892
Net reserves, at fair value, of acquired entities	161,886	—	161,886	—	—	—
Incurred related to:
Current year	239,210	28,827	268,037	229,994	24,531	254,525
Prior years unfavorable/(favorable) development	1,124	6,571	7,695	13,256	(288)	12,968

Total incurred	240,334	35,398	275,732	243,250	24,243	267,493
Paid related to:
Current year	103,324	17,721	121,045	79,504	17,428	96,932
Prior years	171,026	707	171,733	158,829	12,123	170,952

Total paid	274,350	18,428	292,778	238,333	29,551	267,884

Net balance at end of period	1,480,690	100,372	1,581,062	1,219,788	119,713	1,339,501
Add reinsurance recoverables on unpaid losses	822,634	27,554	850,188	235,033	22,905	257,938

Balance at March 31,	$2,303,324	$127,926	$2,431,250	$1,454,821	$142,618	$1,597,439

Incurred losses and LAE for the three months ended March 31, 2013 attributable to events of prior years were $7.7 million including the Reciprocal Exchanges and $1.1 million excluding the Reciprocal Exchanges.

The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 65.4% and 63.7% for the three months ended March 31, 2013 and 2012, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 63.1% and 64.2% for the three months ended March 31, 2013 and 2012, respectively.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

Note 10—Stockholders’ Equity

Shares of Common Stock Issued

As previously discussed in “Note 4 – Merger Transaction”, the Merger Transaction was accounted for as a reverse acquisition with TGI treated as the accounting acquirer. Accordingly, TGI’s historical common stock balance immediately prior to the Merger is the historical common stock of TGI adjusted for the number of shares issued in the Merger Transaction by the Company to TGI shareholders (i.e., TGI’s outstanding shares immediately prior to the Merger Transaction multiplied by the conversion ratio of 1.1330).

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

Dividends Declared

Dividends on common stock and participating unvested restricted stock of $7.2 million and $7.4 million for the three months ended March 31, 2013 and 2012, respectively, were declared and paid.

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

Note 11—Accumulated Other Comprehensive Income

The following table provides a summary of changes in accumulated other comprehensive income, by component, for the three months ended March 31, 2013, with all amounts reflected net of income taxes and noncontrolling interest:

($ in thousands)	Unrealized gains (losses) on available for sale securities	Gains (losses) on cash flow hedges	Cumulative translation adjustments	Total
Balance at December 31, 2012, as restated	$87,412	$(5,860)	$1,204	$82,756
Other comprehensive income before reclassifications, net of tax	906	514	(2,347)	(927)
Amounts reclassified from accumulated other comprehensive income, net of tax	(4,051)	533	—	(3,518)

Net current period other comprehensive income	(3,145)	1,047	(2,347)	(4,445)

Balance at March 31, 2013, as revised	$84,267	$(4,813)	$(1,143)	$78,311

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

($ in thousands)
Accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive income (revised)	Affected line item in the consolidated statement of operations
Unrealized gains (losses) on available for sale securities	$(6,232)	Other net realized investment gains
	2,181	Income tax expense

	$(4,051)	Total net of income taxes

Gains (losses) on cash flow hedges interest rate swaps	$820	Interest expense
	(287)	Income tax expense

	$533	Total net of income taxes

Note 12—Debt

The Company’s borrowings consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility	$70,000	$70,000	$70,000	$70,000
Convertible senior notes	145,412	156,375	144,673	152,063
Subordinated debentures	235,058	236,875	235,058	232,678

Total	$450,470	$463,250	$449,731	$454,741

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

Credit Facility

On April 3, 2013, an increase in borrowing capacity up to $220 million became effective pursuant to the second amendment to the credit agreement and consent by and between TGI and Bank of America, N.A., as administrative agent for the lenders party to the credit agreement, dated as of November 26, 2012, and the limited waiver and amendment agreement, dated as of March 3, 2013. The increase in the Credit Facility was negotiated in the event that holders of the convertible senior notes put their bonds to Tower as a result of the Merger Transaction. This put option expired on April 26, 2013. This second amendment and consent also included (i) TGIL as a guarantor of TGI’s obligations under the credit facility and (ii) consent by the lenders to the change in control triggered by the completion of the Merger Transaction. The maturity date and borrowing fees were not changed in this amendment.

The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements to maintain certain consolidated net worth, debt to capitalization ratios, minimum risk-based capital and minimum statutory surplus. The credit facility also provides for customary events of default, including failure to pay principal when due, failure to pay interest or fees within three days after becoming due, failure to comply with covenants, any representation or warranty made by TGI or the Company as a guarantor being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the TGI or the Company as guarantor and its material subsidiaries, the occurrence of certain material judgments, or a change in control of the Company, and upon an event of default, the administrative agent (subject to the consent of the requisite percentage of the lenders) may immediately terminate the obligations to make loans and to issue letters of credit, declare the Company’s obligations under the credit facility to become immediately due and payable, and require the Company to deposit in a collateral account cash collateral with a value equal to the then outstanding amount of the aggregate face amount of any outstanding letters of credit. The Company was in compliance with or obtained waivers for all covenants under the credit facility at June 30, 2013.

The Company had $70.0 million outstanding as of June 30, 2013 and December 31, 2012, respectively. The weighted average interest rate on the amount outstanding as of June 30, 2013 was 1.94%.

On October 11, 2013, the Company amended its credit facility to reduce its capacity from $220 million to $70 million and the maturity date was changed to May 30, 2014. In addition, the Company agreed to several restrictions under the credit facility, including:

•	To not enter into any new borrowings under the credit facility;

•	To pledge to the lending banks any proceeds of new capital raises by TGI or TGIL until such time as the credit facility is paid in full;

•	To pledge to the lending banks proceeds from any sales of assets occurring at TGI; and

•	To submit to regulatory authorities, as appropriate, a request for approval to pledge the capital stock of the U.S. based and Bermuda based insurance subsidiaries.

In addition, the following financial covenants are included in the credit facility:

•	Minimum Consolidated Net Worth is the greater of $553,400,000 or 90 % of Consolidated Net Worth as of June 30, 2013; this covenant increases by 90% of any new capital plus 50% of Net Income above $20,000,000;

•	Debt to capitalization ratio limit of 46%;

•	Minimum risk based capital ratio of 175% at December 31, 2013 for Tower Insurance Company of New York and any other insurance subsidiary that exceeds 10% of the consolidated statutory surplus of all insurances subsidiaries;

•	Bermuda enhanced minimum capital requirement of 150% for CastlePoint Re at December 31, 2013 and 110% for TRL;

•	Minimum statutory surplus for all insurance companies of the greater of $419,000,000 or 85% of Combined Surplus at June 30, 2013; and

•	Independent accountant’s annual report shall not be subject to any “going concern” or like qualification or exception. This financial covenant will remain in effect for the year ending December 31, 2013. Although the independent accountant’s report on the consolidated financial statements for the years ended December 31, 2010, 2011 and 2012 contains a “going concern” explanatory paragraph, on November 14, 2013, the Company received a waiver from the lenders under the credit facility in respect of such “going concern” paragraph.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

The following table shows the amounts recorded for the Notes as of March 31, 2013 and December 31, 2012:

($ in thousands)	March 31, 2013	December 31, 2012
Liability component
Outstanding principal	$150,000	$150,000
Unamortized OID	(4,588)	(5,327)

Liability component	145,412	144,673

Equity component, net of tax	$7,469	$7,469

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

Note 13—Stock Based Compensation

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

Restricted Stock

The following table provides an analysis of restricted stock activity for the three months ended March 31, 2013 and 2012 (historical share counts and fair values have been adjusted for the 1.1330 share conversion ratio, as discussed more fully in “Note 4 – Merger Transaction”):

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

Stock Options

The following table provides an analysis of stock option activity for the three months ended March 31, 2013 and 2012 (historical share counts and fair values have been adjusted for the 1.1330 share conversion ratio, as discussed more fully in “Note 4 – Merger Transaction”):

	Three Months Ended March 31,
	2013		2012
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, January 1	969,307	$17.78	969,312	$17.78
Exercised	—	—	—	—
Forfeitures and expirations	—	—	—	—

Outstanding, March 31	969,307	$17.78	969,312	$17.78

Exercisable, March 31	969,307	$17.78	969,312	$17.78

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

Note 14—Income Taxes

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

The Company and Tower Reinsurance, Ltd. (“TRL”) its Bermuda reinsurance subsidiary are deemed to have permanent establishments in Bermuda. The Bermuda companies have not and do not expect to conduct business that is through a permanent establishment in the U.S. All transactions between Tower’s U.S. based subsidiaries and the Bermuda companies are subject to transfer pricing rules. The Company has executed certain reinsurance treaties and service agreements between its U.S. based subsidiaries and TRL and management believes these arrangements to be conducted at current market rates and in accordance with transfer pricing rules.

Income (loss) before income tax and income tax expense (benefit) by taxing jurisdiction are presented in the table below for the three months ended March 31, 2013 and 2012, respectively:

	March 31, 2013				March 31, 2012
	U.S.				U.S.
($ in thousands)	Tower (revised)	Reciprocal	Non - U.S.	Total (revised)	Tower	Reciprocal	Total
Income (loss) before income tax	$(15,433)	$(11,281)	$26,760	$46	$27,773	$3,628	$31,401

Income tax expense (benefit)	$(1,590)	$—	$—	$(1,590)	$8,607	$617	$9,224

Effective tax rate	10.3%	—	—	-3456.5%	31.0%	17.0%	29.4%

The Company calculates an estimated annual effective tax rate on its U.S. taxed subsidiaries. Tower U.S. Company’s annualized effective tax rate differs from the U.S. statutory rate due to costs associated with tax exempt interest and dividends received deductions. For interim reporting purposes, Tower U.S. has calculated its effective tax rate for the full year of 2013 by adjusting for discrete items related to the Tower-Canopius merger transaction. Accordingly, Tower U.S. Company’s effective tax rate for the three months ended March 31, 2013 is 10.3%. The Reciprocal Exchange entities’ effective tax rate for the three months ended March 31, 2013 is zero due to a full valuation allowance.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 15—Earnings per Share

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

The following table shows the computation of the earnings per share (historical earnings per share amounts have been adjusted for the 1.1330 share conversion ratio, as discussed more fully in “Note 4 – Merger Transaction”):

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2013 (revised)	2012
Numerator
Net income (loss) attributable to Tower Group International, Ltd.	$12,917	$19,166
Less: Allocation of income for unvested participating restricted stock	(37)	(298)
Less: Dividends on unvested participating restricted stock	(166)	(174)

Net income available to common shareholders - Basic	12,714	18,694

Reallocation of income for unvested participating restricted stock	—	—

Net income available to common shareholders - Diluted	12,714	18,694

Denominator
Basic earning per share denominator	45,614	43,326
Effect of dilutive securities	74	85

Diluted earnings per share denominator	45,688	43,411

Earnings (loss) per share attributable to Tower Group International, Ltd. - Basic
Common stock:
Distributed earnings	$0.17	$0.17
Undistributed earnings	$0.11	$0.26

Total	$0.28	$0.43

Earnings (loss) per share attributable to Tower Group International, Ltd. - Diluted	$0.28	$0.43

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

Note 16—Segment Information

The accounting policies of the segments are the same as those described in TGI’s summary of significant accounting policies in its Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2012.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Business segment results are as follows:

	Three Months Ended March 31,
($ in thousands)	2013 (revised)	2012
Commercial Insurance Segment
Revenues
Premiums earned	$307,784	$297,835
Ceding commission revenue	3,287	10
Policy billing fees	1,370	1,513

Total revenues	312,441	299,358

Expenses
Loss and loss adjustment expenses	196,363	201,438
Underwriting expenses	112,912	103,142

Total expenses	309,275	304,580

Underwriting profit (loss)	$3,166	$(5,222)

Personal Insurance Segment
Revenues
Premiums earned	$114,102	$122,323
Ceding commission revenue	10,864	5,153
Policy billing fees	1,780	1,621

Total revenues	126,746	129,097

Expenses
Loss and loss adjustment expenses	79,369	66,055
Underwriting expenses	60,528	53,852

Total expenses	139,897	119,907

Underwriting profit (loss)	$(13,151)	$9,190

Tower	$(524)	$9,438
Reciprocal Exchanges	(12,627)	(248)

Total underwriting profit (loss)	$(13,151)	$9,190

Insurance Services Segment
Revenues
Management fee income	$7,161	$6,862
Other revenue	128	497

Total revenues	7,289	7,359

Expenses
Other expenses	4,621	4,463

Total expenses	4,621	4,463

Insurance services pretax income	$2,668	$2,896

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table reconciles revenue by segment to consolidated revenues:

	Three Months Ended
	March 31,
($ in thousands)	2013 (revised)	2012
Commercial insurance segment	$312,441	$299,358
Personal insurance segment	126,746	129,097
Insurance services segment	7,289	7,359

Total segment revenues	446,476	435,814
Elimination of management fee income	(7,161)	(6,862)
Net investment income	30,317	33,943
Net realized gains (losses) on investments, including other-than-temporary impairments	6,851	3,328

Consolidated revenues	$476,483	$466,223

The following table reconciles the results of the Company’s individual segments to consolidated income before income taxes:

	Three Months Ended March 31,
($ in thousands)	2013 (revised)	2012
Commercial insurance segment underwriting profit (loss)	$3,166	$(5,222)
Personal insurance segment underwriting profit (loss)	(13,151)	9,190
Insurance services segment pretax income	2,668	2,896
Net investment income	30,317	33,943
Net realized gains on investments, including other-than-temporary impairments	6,851	3,328
Corporate expenses	(3,069)	(2,861)
Acquisition-related transaction costs	(19,056)	(1,262)
Interest expense	(7,808)	(8,611)
Other income	128	—

Income before income taxes	$46	$31,401

The Company is currently re-evaluating its internal reporting structure due to the recently completed Merger Transaction, the results of which may require a change to its segment reporting. Until this re-evaluation is completed, the Company’s operations, including those acquired in connection with the Merger Transaction, continue to be reported within its three business segments.

Note 17—Contingencies

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

Note 18 – Subsequent Events

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

On October 11, 2013, the Company amended its Credit Facility to reduce its capacity from $220 million to $70 million and change its maturity date to May 30, 2014.

See the Liquidity section in “Note 4—Nature of Business” to the consolidated financial statements for further discussion on Liquidity and Capital Resources.

Reinsurance Agreements

On October 1, 2013, Tower announced that it entered into agreements with three reinsurers, Arch Reinsurance Ltd. (“Arch”), Hannover Re (Ireland) Plc. (“Hannover”) and Southport Re (Cayman), Ltd. (“Southport Re”). These agreements provided for surplus enhancement and improved certain financial leverage ratios, while increasing the Company’s financial flexibility. The agreements with Arch and Hannover each consists of one reinsurance agreement while the arrangement with Southport Re consists of several reinsurance agreements. Each of these is described below.

The first agreement was between TICNY on its behalf and on behalf of each of its pool participants and Arch. Under this multi-line quota share agreement, TICNY will cede 17.5% on a quota share certain brokerage commercial automobile liability, brokerage commercial multi-peril property, brokerage commercial multi-peril liability and brokerage other liability (mono line liability) business. The agreement covers losses occurring on or after July 1, 2013 for policies in-force as at June 30, 2013 and policies written or renewed from July 1, 2013 to December 31, 2013. The agreement has a special termination clause whereby either party may terminate the agreement upon the occurrence of certain circumstances, including an A.M. Best financial strength rating downgrade to below A-. As noted below, A.M. Best downgraded Tower’s financial strength rating to B++. Neither party has provided notice to terminate the agreement.

The second agreement was between TICNY, on its behalf and on behalf of each of its pool participants, and Hannover. Under this multi-line quota share agreement, TICNY will cede 14% on a quota share certain brokerage commercial automobile liability, brokerage commercial multi-peril property, brokerage commercial multi-peril liability, brokerage other liability (mono line liability) and brokerage workers’ compensation business. The agreement covers losses occurring on or after July 1, 2013 for policies in-force as at June 30, 2013 and policies written or renewed from July 1, 2013 to December 31, 2013. The agreement has a special termination clause whereby either party may terminate the agreement upon the occurrence of certain circumstances, including an A.M. Best financial strength rating downgrade to below A-. As noted below, A.M. Best downgraded Tower’s financial strength rating to B++. Neither party has provided notice to terminate the agreement.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

A.M. Best, Fitch and Demotech Downgrade the Company’s Financial Strength and Issuer Credit Ratings

On October 7, 2013, Fitch downgraded Tower’s Issuer Default Rating from “BBB” to “B” and Tower’s insurance subsidiaries’ Insurer Financial Strength ratings from “A-” to “BB”. The ratings will continue to remain on negative watch until Tower’s exploration of strategic alternatives.

On October 8, 2013, A.M. Best, lowered Tower’s issuer credit, as well as its financial strength ratings, from “A-” (Excellent) to “B++” (Good). The ratings remain under review with negative implications pending further discussions between A.M. Best and Tower’s management.

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

Management expects these rating actions, in combination with other items that have impacted the Company in the second quarter of 2013, to result in a decrease in the amount of premiums the insurance subsidiaries are able to write. The net written premiums in the Commercial Insurance segment were $169.1 million and $343.6 million for the three and six months ended June 30, 2013. The net written premiums in the Specialty Insurance and Reinsurance segment were $103.7 million and $306.6 million for the three and six months ended June 30, 2013. Business written through program underwriting agents and assumed reinsurance generally requires an A.M. Best rating of A- or greater.

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

Credit Facility Amendments

TGI amended its credit facility on October 11, 2013, and agreed to several restrictions under the credit facility, including:

In addition, the following financial covenants are included in the credit facility:

•	To not enter into any new borrowings under the credit facility;

•	To pledge to the lending banks any proceeds of new capital raises by TGI or TGIL until such time as the credit facility is paid in full;

•	To pledge to the lending banks proceeds from any sales of assets occurring at TGI; and

•	To submit to regulatory authorities, as appropriate, a request for approval to pledge the capital stock of the U.S. based and Bermuda based insurance subsidiaries.

•	Minimum consolidated Net Worth is the greater of $553,400,000 or 90% of Consolidated Net Worth as of June 30, 2013; this covenant increases by 90% of any new capital plus 50% of Net Income above $20,000,000;

•	Debt to capitalization ratio limit of 46%;

•	Minimum risk based capital ratio of 175% at December 31, 2013 for Tower Insurance Company of New York and any other insurance subsidiary that exceeds 10% of the consolidated statutory surplus of all insurance subsidiaries;

•	Bermuda enhanced minimum capital requirement of 150% for CastlePoint Re at December 31, 2013 and 110% for TRL;

•	Minimum statutory surplus for all insurance companies of the greater of $419,000,000 or 85% of Combined Surplus at June 30, 2013; and

•	Independent accountant’s annual report shall not be subject to any “going concern” or like qualification or exception. This financial covenant will remain in effect for the year ending December 31, 2013. Although the independent accountant’s report on the consolidated financial statements for the years ended December 31, 2010, 2011 and 2012 contains a “going concern” explanatory paragraph, on November 14, 2013, the Company received a waiver from the lenders under the credit facility in respect of such “going concern” paragraph.

Tower currently is in compliance with all covenants of the credit facility.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note on Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Form 10-Q/A may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and to the insurance sector in general. Statements that include the words “outlook,” “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “could,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the Federal securities laws or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	developments that may delay or limit our ability to enter new markets as quickly as we anticipate;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	the effects of acts of terrorism or war;

•	developments in the world’s financial and capital markets that could adversely affect the performance of our investments;

•	changes in regulations or laws applicable to us, our subsidiaries, brokers or customers, including regulatory limitations and restrictions on the declaration and payment of dividends and capital adequacy standards;

•	changes in acceptance of our products and services, including new products and services;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	changes in the percentage of our premiums written that we cede to reinsurers;

•	decreased demand for our insurance or reinsurance products;

•	loss of the services of any of our executive officers or other key personnel;

•	the effects of mergers, acquisitions or divestitures;

•	changes in rating agency policies or practices;

•	changes in our financial strength or credit ratings could impact the cost of, and our ability to obtain, capital or our ability to attract and retain customers;

•	changes in legal theories of liability under our insurance policies;

•	changes in accounting policies or practices;

•	risks and uncertainties associated with technology, data security or outsourced services that could negatively impact our ability to conduct our business or adversely impact our reputation;

•	changes in general economic conditions, including inflation, interest rates and other factors which could impact our performance and the performance of our investment portfolio;

•	disruptions in Tower’s business arising from the integration of acquired businesses into Tower and the anticipation of potential or pending acquisitions or mergers;

•	currently pending or future litigation or governmental proceedings;

•	a lack of opportunities to increase writings in Tower’s reinsurance lines of business and in specific areas of the reinsurance market;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	declining demand for reinsurance due to increased retentions by cedents and other factors; and

•	the Bermudian regulatory system, and potential changes thereto.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q/A. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. Any forward-looking statements you read in this Form 10-Q/A reflect our views as of the date of this Form 10-Q/A with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. Before making an investment decision, you should specifically consider all of the factors identified in this Form 10-Q/A that could cause actual results to differ.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist readers in understanding the interim consolidated results of operations and financial condition of Tower Group International, Ltd. and its subsidiaries (the “Company” or “Tower”) and should be read in conjunction with the interim consolidated financial statements and notes thereto included under Part I, Item 1 of this Form 10-Q/A, as well as the MD&A contained in Tower Group, Inc.’s (“TGI’s”) Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2012. References to “we,” “our,” “us” or similar terms refer to the business of Tower.

Tower is a global, diversified insurance company that offers a broad range of commercial, specialty and personal property and casualty insurance products and services through its subsidiaries to businesses in various industries and to individuals. On March 13, 2013, the Company and TGI completed a merger transaction under which the Company, formerly known as Canopius Holdings Bermuda Limited, was re-named Tower Group International, Ltd. and became the ultimate parent company of TGI (“Merger Transaction”). The Merger Transaction was accounted for as a reverse acquisition, under which TGI was identified and treated as the accounting acquirer. As such, the Company’s unaudited consolidated financial statements include the accounts and operations of TGI and its insurance subsidiaries, managing general agencies and management companies as its historical financial statements with the results of Tower Group International, Ltd., as accounting acquiree, being included from March 13, 2013 forward. In connection with the Merger Transaction, we now have an international platform with access to the U.S., Bermuda and the Lloyd’s of London (“Lloyd’s”) markets. See further discussion under “Merger Transaction” below and in “Note 4 —Merger Transaction” to the consolidated financial statements included under Part I, Item 1 of this Form 10-Q/A.

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

Highlights

2013 First Quarter Consolidated Results of Operations

•	Net income attributable to Tower Group International, Ltd. of $12.9 million, or $0.28 per share basic and diluted

•	Net earned premium of $421.9 million

•	Net investment income of $30.3 million

•	Operating cash outflows of ($55.1) million

Significant Business Developments and Risks and Uncertainties Resulting From Events Occurring in 2013

In the preparation of Tower’s June 30 2013 consolidated financial statements, subsequent to March 31, 2013, the company reported an increase in its loss and loss adjustment expense reserves charge of approximately $365 million relating to reserve strengthening associated with losses from prior accident years. This adverse loss development arose primarily from accident years 2008-2011 within the workers’ compensation, commercial multi-peril liability (“CMP”), other liability and commercial auto liability lines of business. In the second quarter of 2013, the Company performed a comprehensive update to its internal reserve study in response to continued observance in the second quarter of 2013 of higher than expected reported loss development. In conjunction with its comprehensive internal review, the Company also retained its consulting actuary to perform an independent reserve study covering lines of business comprising over 90% of the Company’s loss reserves. Since 2010, the Company has changed the mix of business by reducing the amount of program and middle market workers’ compensation and liability business that it underwrites.

The reserve strengthening was viewed by the Company as an event or circumstance that required the Company to perform in the second quarter of 2013, a detailed quantitative analysis of whether its recorded goodwill was impaired. After performing the quantitative analysis, it was determined that $214.0 million of goodwill, which represents all of the goodwill allocated to the Commercial Insurance reporting unit, was impaired. Accordingly, the consolidated statement of operations in the second quarter of 2013, subsequent to March 31, 2013, includes a non-cash charge of $214.0 million associated with the write-down of goodwill.

As a result of the reserve strengthening, the Company is expecting its U.S. based operations to have a pre-tax loss for 2013, which would result in a three-year cumulative loss position on its U.S. subsidiaries. After considering this negative evidence and uncertainty regarding the Company’s ability to generate sufficient future taxable income in the United States, the Company concluded that it should not recognize any net deferred tax assets (comprised principally of net operating loss carryforwards). The Company, therefore provided a full valuation allowance against its deferred tax asset at June 30, 2013.

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

The first agreement was between Tower Insurance Company of New York (“TICNY”) on its behalf and on behalf of each of its pool participants and Arch. Under this multi-line quota share agreement, TICNY will cede 17.5% on a quota share of certain commercial automobile liability, commercial multi-peril property, commercial multi-peril liability and brokerage other liability (mono line liability) businesses. The agreement covers losses occurring on or after July 1, 2013 for policies in-force as at June 30, 2013 and policies written or renewed from July 1, 2013 to December 31, 2013. The agreement has a special termination clause whereby either party may terminate the agreement upon the occurrence of certain circumstances, including an A.M. Best financial strength rating downgrade to below A-. As noted below, A.M. Best downgraded Tower’s financial strength rating to B++. Neither party has provided notice to terminate the agreement.

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

Management expects these rating actions, in combination with other items that have impacted the Company in the second quarter of 2013, to result in a decrease in the amount of premiums the insurance subsidiaries are able to write. The net written premiums in the Commercial Insurance segment was $343.6 million for the six months ended June 30, 2013. The net written premiums in the Specialty Insurance and Reinsurance segment was $306.6 million for the six months ended June 30, 2013. Business written through certain program underwriting agents requires an A.M. Best rating of A- or greater.

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

The funding of the trust to support TICNY’s reinsurance recoverable has not yet occurred and requires approval by the Bermuda regulator (the “BMA”). The Company can provide no assurance that it will be successful in finalizing the business combination or in funding the trust. If the trust funding is not approved, 1) the statutory capital of TICNY would be at a level that could result in the New York Department of Financial Services could placing TICNY under regulatory control; and 2) Tower Group, Inc. could violate the revised debt covenants of the bank credit facility at December 31, 2013, which violation, if not waived, would result in a cross default of our convertible notes. Statutory capital and surplus would be further reduced by whatever amounts are due from CastlePoint Re or from TRL that are not supported by assets held in trust. At June 30, 2013, all other U.S. based insurance subsidiaries maintained capital and surplus above company action level.

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

Liquidity

TGI is the obligor under the bank credit facility ($70 million outstanding as of June 30, 2013) and the Convertible Senior Notes (“Notes”) due September 2014 ($150 million par amount outstanding as of June 30, 2013). The indebtedness of TGI is guaranteed by Tower Group International, Ltd. (“TGIL”)

TGI amended its credit facility on October 11, 2013, and agreed to several restrictions under the credit facility, including:

•	To not enter into any new borrowings under the credit facility;

•	To pledge to the lending banks any proceeds of new capital raises by TGI or TGIL until such time as the credit facility is paid in full;

•	To pledge to the lending banks proceeds from any sales of assets occurring at TGI; and

•	To submit to regulatory authorities, as appropriate, a request for approval to pledge the capital stock of the U.S. based and Bermuda based insurance subsidiaries.

In addition, the following financial covenants are included in the credit facility:

•	Minimum Consolidated Net Worth is the greater of $553,400,000 or 90 % of Consolidated Net Worth as of June 30, 2013; this covenant increases by 90% of any new capital plus 50% of Net Income above $20,000,000;

•	Debt to capitalization ratio limit of 46%;

•	Minimum risk based capital ratio of 175% at December 31, 2013 for Tower Insurance Company of New York and any other insurance subsidiary that exceeds 10% of the consolidated statutory surplus of all insurances subsidiaries;

•	Bermuda enhanced minimum capital requirement of 150% for CastlePoint Re at December 31, 2013 and 110% for TRL;

•	Minimum statutory surplus for all insurance companies of the greater of $419,000,000 or 85% of Combined Surplus at June 30, 2013. The Company was in compliance with this covenant as of June 30, 2013; and

•	Independent accountant’s annual report shall not be subject to any “going concern” or like qualification or exception. This financial covenant will remain in effect for the year ending December 31, 2013. Although the independent accountant’s report on the consolidated financial statements for the years ended December 31, 2010, 2011 and 2012 contains a “going concern” explanatory paragraph, on November 14, 2013, the Company received a waiver from the lenders under the credit facility in respect of such “going concern” paragraph.

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

The Company’s plan to repay the Notes includes a combination of using proceeds from the sale of assets held at TGI as well as using proceeds generated by future strategic alternatives being evaluated by TGIL’s Board of Directors, and to the extent necessary, issuing debt and/or equity securities to pay down the principal of the Notes. To the extent that such asset sales and debt securities issuances are not executed or are not successful, the Company may seek to sell certain of its operating assets to satisfy this obligation. The Company can provide no assurance that it will be successful in finalizing the liquidation of the assets held at TGI, issuing new debt and/or equity securities or selling certain of its operating assets.

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

Operating Income

Operating income excludes realized gains and losses and acquisition-related transaction costs, net of tax. This is a common performance measurement for property and casualty insurance companies, and we believe its use enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business separately from our investment results and merger and acquisition expenses. Additionally, this measure is a key internal management performance standard. Operating income should not be considered a substitute for net income, which reflects the overall profitability of the business on a GAAP basis.

The following table provides a reconciliation of operating income to its most directly comparable GAAP measure, net income attributable to Tower Group International, Ltd. Operating income is used to calculate operating earnings per share and operating return on average equity:

	Three Months Ended
	March 31,
($ in thousands)	2013 (revised)	2012
Operating income	$23,695	$20,618
Net realized gains (losses) on investments, excluding gains (losses) attributable to Reciprocal Exchanges	6,433	(648)
Acquisition-related transaction costs	(19,056)	(1,262)
Income tax	1,845	458

Net income attributable to Tower Group International, Ltd.	$12,917	$19,166

Critical Accounting Estimates

As of March 31, 2013, there were no material changes to our critical accounting estimates; refer to TGI’s Amendment No. 2 to its 2012 Annual Report on Form 10-K for a complete discussion of critical accounting estimates.

Critical Accounting Policies and New Accounting Standards Not Yet Adopted

See “Note 3—Accounting Policies and Basis of Presentation” for information related to our significant accounting policies, including details of policies that were adopted during the three months ended March 31, 2013.

Consolidating Supplemental Information

The following tables present the consolidating financial statements as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012:

	March 31, 2013
		Reciprocal
($ in thousands)	Tower (revised)	Exchanges (revised)	Eliminations (revised)	Total (revised)
Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$2,136,807	$270,964	$—	$2,407,771
Equity securities	139,794	2,914	—	142,708
Short-term investments	28,822	—	—	28,822
Other invested assets	136,141	—	(77,200)	58,941

Total investments	2,441,564	273,878	(77,200)	2,638,242
Cash and cash equivalents	224,342	5,604	—	229,946
Investment income receivable	45,090	2,768	(18,368)	29,490
Investment in unconsolidated affiliate	68,411	—	—	68,411
Premiums receivable	364,634	45,945	(2,290)	408,289
Reinsurance recoverable on paid losses	43,755	6,957	(1,044)	49,668
Reinsurance recoverable on unpaid losses	822,635	30,681	(3,128)	850,188
Prepaid reinsurance premiums	215,757	22,439	(4,015)	234,181
Deferred acquisition costs, net	189,159	9,933	—	199,092
Intangible assets	97,825	6,725	—	104,550
Goodwill	269,589	—	—	269,589
Funds held by reinsured companies	829,659	—	—	829,659
Other assets	451,565	1,474	(16,600)	436,439

Total assets	$6,063,985	$406,404	$(122,645)	$6,347,744

Liabilities
Loss and loss adjustment expenses	$2,303,324	$131,054	$(3,128)	$2,431,250
Unearned premium	1,022,466	103,977	(4,015)	1,122,428
Reinsurance balances payable	33,493	9,068	(3,334)	39,227
Funds held under reinsurance agreements	634,080	—	—	634,080
Other liabilities	452,726	46,767	(35,168)	464,325
Deferred income taxes	123	19,719	—	19,842
Debt	450,470	77,000	(77,000)	450,470

Total liabilities	4,896,682	387,585	(122,645)	5,161,622

Stockholders’ equity
Common stock	574	—	—	574
Paid-in-capital	812,156	27,238	(27,238)	812,156
Accumulated other comprehensive income	78,311	13,856	(13,856)	78,311
Retained earnings	273,887	(22,275)	22,275	273,887
Noncontrolling interests	2,375	—	18,819	21,194

Total stockholders’ equity	1,167,303	18,819	—	1,186,122

Total liabilities and stockholders’ equity	$6,063,985	$406,404	$(122,645)	$6,347,744

	December 31, 2012
		Reciprocal
($ in thousands)	Tower (restated)	Exchanges (restated)	Eliminations (restated)	Total (restated)
Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$2,064,148	$280,563	$—	$2,344,711
Equity securities	140,695	5,563	—	146,258
Short-term investments	4,750	—	—	4,750
Other invested assets	134,986	—	(77,200)	57,786

Total investments	2,344,579	286,126	(77,200)	2,553,505
Cash and cash equivalents	92,487	9,782	—	102,269
Investment income receivable	39,439	2,610	(16,717)	25,332
Investment in unconsolidated affiliate	71,894	—	—	71,894
Premiums receivable	367,760	47,031	(2,746)	412,045
Reinsurance recoverable on paid losses	16,927	2,503	(1,821)	17,609
Reinsurance recoverable on unpaid losses	407,068	55,839	(3,450)	459,457
Prepaid reinsurance premiums	46,120	21,143	(3,340)	63,923
Deferred acquisition costs, net	169,834	11,364	—	181,198
Intangible assets	99,914	6,854	—	106,768
Goodwill	241,458	—	—	241,458
Funds held by reinsured companies	137,545	—	—	137,545
Other assets	357,062	1,559	(19,852)	338,769

Total assets	$4,392,087	$444,811	$(125,126)	$4,711,772

Liabilities
Loss and loss adjustment expenses	$1,759,888	$139,241	$(3,450)	$1,895,679
Unearned premium	818,055	106,556	(3,340)	921,271
Reinsurance balances payable	33,590	11,546	(4,567)	40,569
Funds held under reinsurance agreements	98,081	500	—	98,581
Other liabilities	275,614	58,115	(36,769)	296,960
Deferred income taxes	5,069	19,694	—	24,763
Debt	449,731	77,000	(77,000)	449,731

Total liabilities	3,440,028	412,652	(125,126)	3,727,554

Stockholders’ equity
Common stock	530	—	—	530
Treasury stock	(181,435)	—	—	(181,435)
Paid-in-capital	780,036	9,400	(9,400)	780,036
Accumulated other comprehensive income	82,756	15,525	(15,525)	82,756
Retained earnings	268,171	7,234	(7,234)	268,171
Noncontrolling interests	2,001	—	32,159	34,160

Total stockholders’ equity	952,059	32,159	—	984,218

Total liabilities and stockholders’ equity	$4,392,087	$444,811	$(125,126)	$4,711,772

	Three Months Ended March 31,
	2013				2012
		Reciprocal	Elimina- tions				Elimina- tions
($ in thousands)	Tower (revised)	Exchanges (revised)		Total (revised)	Tower	Reciprocal Exchanges		Total
Net premiums written	$415,265	$37,126	$—	$452,391	$387,591	$38,093	$—	$425,684
Revenues
Net premiums earned	$380,884	$41,002	$—	$421,886	$378,669	$41,489	$—	$420,158
Ceding commission revenue	12,453	2,991	(1,293)	14,151	2,078	3,085	—	5,163
Insurance services revenue	7,289	—	(7,161)	128	7,359	—	(6,862)	497
Policy billing fees	2,847	303	—	3,150	3,002	132	—	3,134
Net investment income	29,584	2,380	(1,647)	30,317	32,257	3,349	(1,663)	33,943
Total net realized investment gains (losses)	6,233	618	—	6,851	1,138	2,190	—	3,328

Total revenues	439,290	47,294	(10,101)	476,483	424,503	50,245	(8,525)	466,223

Expenses
Loss and loss adjustment expenses	240,334	35,398	—	275,732	243,249	24,244	—	267,493
Commission expense	82,567	8,302	(1,293)	89,576	72,612	7,773	—	80,385
Other operating expenses	78,331	13,223	(7,161)	84,393	70,996	12,937	(6,862)	77,071
Acquisition-related transaction costs	19,056	—	—	19,056	1,262	—	—	1,262
Interest expense	7,803	1,652	(1,647)	7,808	8,611	1,663	(1,663)	8,611

Total expenses	428,091	58,575	(10,101)	476,565	396,730	46,617	(8,525)	434,822

Other income (expense)
Equity in income (loss) of unconsolidated affiliate	128	—	—	128	—	—	—	—

Income (loss) before income taxes	11,327	(11,281)	—	46	27,773	3,628	—	31,401
Income tax expense (benefit)	(1,590)	—	—	(1,590)	8,607	617	—	9,224

Net income (loss)	$12,917	$(11,281)	$—	$1,636	$19,166	$3,011	$—	$22,177

Ratios
Net calendar year loss and LAE	63.1%	86.3%		65.4%	64.2%	58.4%		63.7%
Net underwriting expenses	36.2%	44.5%		37.0%	34.6%	42.2%		35.5%
Net Combined	99.3%	130.8%		102.4%	98.8%	100.6%		99.2%
Return on Average Equity	5.0%				7.4%

Consolidated Results of Operations

Our results of operations are discussed below in two parts, consolidated results of operations and the results of each of our three segments.

Consolidated Results of Operations for the Three Months Ended March 31, 2013 and 2012

Total revenues. Total revenues increased by $10.3 million or 2.2 % for the three months ended March 31, 2013 compared to the same period in 2012. The increase is mostly attributable to an increase in assumed reinsurance business, ceding commission revenue and realized capital gains offset in part by increased reinsurance cessions in the personal lines and commercial segments and by lower investment income.

Premiums earned. Gross premiums earned for the three months ended March 31, 2013 were $490.7 million and $463.1 million for the same period in 2012. The increase of $27.6 million or 6.0% for the three months ended March 31, 2013 is mainly due to assumed earned premium growth of $28.4 million.

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

For the three months ended March 31, 2013 and 2012, OTTI losses of $0.7 million and $3.0 million were recorded in net income. Net realized investment gains for the three months ended March 31, 2013 and 2012 were $7.5 million and $6.3 million, respectively. These gains and losses are a function of individual securities selected for sale when cash needs arise in the ordinary course of business or when market dictates disposals pursuant to our investment policy.

Loss and loss adjustment expenses. The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 65.4% and 63.7% for the three months ended March 31, 2013 and 2012, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 63.1% and 64.2% for the three months ended March 31, 2013 and 2012, respectively. The Reciprocal Exchanges’ net loss ratio was 86.3% and 58.4% for the three months ended March 31, 2013 and 2012, respectively.

Incurred losses and LAE for the three months ended March 31, 2013 attributable to insured events of prior years were unfavorable by $7.7 million. Excluding the Reciprocal Exchanges, the incurred losses and LAE from prior accident years were $1.1 million. Excluding the Reciprocal Exchanges, there was net adverse loss development of $4.8 million in the Commercial Insurance segment offset by $2.9 million favorable development in the Personal Insurance segment for the three months ended March 31, 2013.

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

Commission and Operating expenses. Operating expenses, which include direct and ceding commission expenses and other operating expenses, were $174.0 million for the three months ended March 31, 2013, an increase of 10.5% compared to the same period in the prior year. This increase is primarily due to: (i) greater commission expense related to increased business production, and a change in business mix with a greater proportion of production from assumed premiums written which have a higher commission rate compared to direct premiums written, and (ii) an increase in operating expenses related to improving information technology systems and infrastructure to support growth.

The consolidated gross underwriting expense ratio increased to 34.7% for the three months ended March 31, 2013 from 33.2% in the same period in 2012. The commission portion of the gross underwriting expense ratio increased to 18.3% for the three month period March 31, 2013 compared to 17.4% in 2012. The gross other underwriting expenses (“OUE”) ratio was 19.1% for the three months ended March 31, 2013 compared to 17.5% in the prior year.

Acquisition-related transaction costs. Acquisition-related transaction costs were $19.1 million for the three months ended March 31, 2013, compared to $1.3 million in the same period of prior year. Acquisition–related transaction costs include $11.4 million in compensation expenses (of which vesting acceleration of restricted stock was $10.3 million) and costs of $7.7 million in legal and other professional fees, related to the Merger Transaction, which closed on March 13, 2013, as described in “Note 4 – Merger Transaction”.

Interest expense. Interest expense decreased by $0.8 million to $7.8 million for the three months ended March 31, 2013, compared to the same period in 2012. The decline is mainly due to a portion of our debt instruments converting from a fixed rate to a lower floating rate.

Income tax expense. Tower uses the effective tax rate method in computing its interim tax provision. The Company’s income tax provision resulted in an effective tax rate on U.S. income before taxes including the Reciprocal Exchanges of 5.9%. Such rate was reduced in the first quarter by the decrease in U.S. sourced pre-tax operating income and by the Company’s acquisition related transaction costs associated with the Merger Transaction. In addition, a full valuation allowance is recorded on the Reciprocal Exchanges and no income tax benefit was recognized on their first quarter 2013 pre-tax losses. Excluding the Reciprocal Exchanges, Tower’s U.S. based income had an effective tax rate of 10.3% in the first quarter 2013.

The Company had a tax rate of 29.4% for the three months ended March 31, 2012, all of which pertained to its U.S. business.

Net income and return on average equity. Net income attributable to Tower Group International, Ltd. and annualized return on average equity were $12.9 million and 5.0% for the three months ended March 31, 2013 compared to $19.2 million and annualized return on average equity of 7.4% for the same period in 2012. The return on average equity is calculated by dividing annualized net income by average stockholders’ equity. Average stockholders’ equity was $1,032.8 million and $1,030.0 million at March 31, 2013 and 2012, respectively. The decrease in net income and annualized return on equity for the three months ended March 31, 2013 is primarily due to higher commission and other operating expenses and acquisition-related transaction costs offset by higher commission income.

Commercial Insurance Segment Results of Operations

	Three Months Ended March 31.
($ in thousands)	2013 (revised)	2012	Change (revised)	Percent (revised)
Net premiums written	$378,323	$320,205	$58,118	18.2%

Revenues
Net premiums earned	$307,784	$297,835	$9,949	3.3%
Ceding commission revenue	3,287	10	3,277	32770.0%
Policy billing fees	1,370	1,513	(143)	-9.5%

Total revenue	312,441	299,358	13,083	4.4%

Expenses
Net loss and loss adjustment expenses	196,363	201,438	(5,075)	-2.5%
Underwriting expenses
Direct commission expenses	63,724	56,130	7,594	13.5%
Other underwriting expenses	49,188	47,012	2,176	4.6%

Total underwriting expenses	112,912	103,142	9,770	9.5%

Underwriting profit (loss)	$3,166	$(5,222)	$8,388	-160.6%

Ratios
Net calendar year loss and LAE	63.8%	67.6%
Net underwriting expenses	35.2%	34.1%
Total GAAP Combined	99.0%	101.7%

Commercial Insurance Segment Results of Operations for the Three Months Ended March 31, 2013 and 2012

Premiums. Gross premiums written for the three months ended March 31, 2013 were $407.4 million compared to $337.0 million during the same period in 2012. The increase in the three months ended March 31, 2013 of $70.4 million is primarily attributable to our growth in assumed business of $56.8 million. Gross premiums earned were $333.2 million for the three month period ended March 31, 2013 as compared to $316.0 million during the same period in 2012. The increase in gross premiums earned is a result of the increased writings in our assumed reinsurance over the last twelve months.

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

Net premiums written for the three months ended March 31, 2013 increased $58.1 million and net premiums earned for the three months ended March 31, 2013 increased $9.9 million compared to the same periods in 2012. These changes are attributed to the gross and ceded premium changes discussed above.

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

Net loss and loss adjustment expenses. The net calendar year loss ratios were 63.8% and 67.6% for the three months ended March 31, 2013 and 2012, respectively. The accident year loss ratios for the three months ended March 31, 2013 and 2012 were 62.3% and 63.6%, respectively. Estimates of prior accident year loss and loss adjustment expenses increased by $4.8 million for the three months ended March 31, 2013, which was primarily attributed to greater than expected reported loss emergence for commercial automobile liability.

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

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, increased by $9.8 million or 9.5% for the three months ended March 31, 2013, compared to the same period in 2012. The net underwriting expense ratio increased 1.1 percentage points for the three months ended March 31, 2013 from 2012.

The gross underwriting expense ratio was 33.5% for the three months ended March 31, 2013 compared to 32.2% in the same period in 2012. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 19.1% for the three months ended March 31, 2013 compared to 17.8% for the same period in 2012. The increase is primarily due to the assumed reinsurance business which has a higher commission ratio. The OUE ratio, including BB&T, was 14.4% for the three months ended March 31, 2013 compared to 14.4% for the same period in 2012.

Underwriting loss and combined ratio. The net combined ratios were 99.0% for the quarter ended March 31, 2013 compared to 101.7% for the same period in 2012. The improvement in the combined ratio resulted from the decrease in the loss ratio partially offset in a slight increase in the underwriting expense ratio, as described above.

Personal Insurance Segment Results of Operations

	Three Months Ended March 31,
	2013			2012
($ in thousands)	Tower (revised)	Reciprocal Exchanges	Total (revised)	Tower	Reciprocal Exchanges	Total	Change (revised)	Percent (revised)
Net premiums written	$37,748	$37,126	$74,874	$67,386	$38,093	$105,479	$(30,605)	-29.0%

Revenues
Net premiums earned	$73,100	$41,002	$114,102	$80,834	$41,489	$122,323	$(8,221)	-6.7%
Ceding commission revenue	9,165	1,699	10,864	2,068	3,085	5,153	5,711	110.8%
Policy billing fees	1,477	303	1,780	1,489	132	1,621	159	9.8%

Total revenue	83,742	43,004	126,746	84,391	44,706	129,097	(2,351)	-1.8%

Expenses
Net loss and loss adjustment expenses	43,971	35,398	79,369	41,811	24,244	66,055	13,314	20.2%
Underwriting expenses
Direct commission expenses	18,842	7,010	25,852	16,481	7,773	24,254	1,598	6.6%
Other underwriting expenses	21,453	13,223	34,676	16,661	12,937	29,598	5,078	17.2%

Total underwriting expenses	40,295	20,233	60,528	33,142	20,710	53,852	6,676	12.4%

Underwriting profit (loss)	$(524)	$(12,627)	$(13,151)	$9,438	$(248)	$9,190	$(22,341)	-243.1%

Ratios
Net calendar year loss and LAE	60.2%	86.3%	69.6%	51.7%	58.4%	54.0%
Net underwriting expenses	40.6%	44.5%	42.0%	36.6%	42.2%	38.5%
Total GAAP Combined	100.8%	130.8%	111.6%	88.3%	100.6%	92.5%

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

Net premiums written for the three months ended March 31,2013 decreased $30.6 million compared to the same period in 2012. Net premiums earned for the three months ended March 31, 2013 decreased $8.2 million compared to the same period in 2012. These changes are mainly attributable to the increase in ceded business as a result of the new treaty described above.

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

Net loss and loss adjustment expenses. For Personal Insurance, the net calendar year loss ratios were 69.6% and 54.0% for the three months ended March 31, 2013 and 2012, respectively. The accident year loss ratios for the three months ended March 31, 2013 and 2012 were 67.0% and 53.1%, respectively. Estimates of prior accident year loss and loss expenses increased by $2.9 million for the three months ended March 31, 2013.

For Tower personal lines, excluding the Reciprocal Exchanges, the net calendar year loss ratios were 60.2% and 51.7% for the three months ended March 31, 2013 and 2012, respectively. The accident year loss ratios for the three months ended March 31, 2013 and 2012 were 65.2% and 50.1%, respectively. There was net favorable development of $3.7 million for the three months ended March 31, 2013. For the three months ended March 31, 2012, Tower personal lines reported $1.3 million of adverse loss development relating mostly to Automobile Physical Damage.

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

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, increased $6.7 million or 12.4% for the three months ended March 31, 2013 compared to the same period in 2012. The net underwriting expense ratio increased 3.5 percentage points in the three month period ended March 31, 2013 compared to the same period in 2012.

The gross underwriting expense ratio was 37.3% and 35.5% for the three months ended March 31, 2013 and 2012, respectively. The commission portion of the gross underwriting expense ratio was 16.4% and 16.5% for the three months ended March 31, 2013 and 2012, respectively. The gross OUE ratio, which includes BB&T, was 20.9% and 19.0% for the three months ended March 31, 2013 and 2012, respectively.

Underwriting profit and combined ratio. The net combined ratios were 111.6% for the quarter ended March 31, 2013 compared to 92.5% for the same period in 2012. The increase in the combined ratio resulted from an increase in the loss ratio of the Personal lines business, by $6.6 million in adverse development in the Reciprocal business, and by an increase in the underwriting expense ratio, as described above.

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

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of March 31, 2013 and December 31, 2012:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
			Less than 12 Months		Fair Value	% of
				More than 12		Fair
($ in thousands)				Months		Value
March 31, 2013, as revised
U.S. Treasury securities	$315,281	$1,486	$(35)	$—	$316,732	12.3%
U.S. Agency securities	105,081	4,056	(132)	—	109,005	4.2%
Municipal bonds	642,188	47,034	(282)	(9)	688,931	26.7%
Corporate and other bonds	673,079	47,087	(2,002)	(2)	718,162	27.8%
Commercial, residential and asset-backed securities	532,447	43,555	(1,034)	(27)	574,941	22.3%

Total fixed-maturity securities	2,268,076	143,218	(3,485)	(38)	2,407,771	93.3%
Equity securities	137,826	6,617	(1,432)	(303)	142,708	5.6%
Short-term investments	28,485	350	(13)	—	28,822	1.1%

Total, March 31, 2013, as revised	$2,434,387	$150,185	$(4,930)	$(341)	$2,579,301	100.0%

Tower	$2,175,856	$133,986	$(4,093)	$(326)	$2,305,423
Reciprocal Exchanges	258,531	16,199	(837)	(15)	273,878

Total, March 31, 2013, as revised	$2,434,387	$150,185	$(4,930)	$(341)	$2,579,301

December 31, 2012, as restated
U.S. Treasury securities	$183,462	$1,500	$(13)	$—	$184,949	7.4%
U.S. Agency securities	98,502	4,351	(76)	—	102,777	4.1%
Municipal bonds	633,373	52,914	(235)	(9)	686,043	27.5%
Corporate and other bonds	698,012	50,807	(1,954)	(200)	746,665	29.9%
Commercial, residential and asset-backed securities	576,837	47,891	(409)	(42)	624,277	25.0%

Total fixed-maturity securities	2,190,186	157,463	(2,687)	(251)	2,344,711	93.9%
Equity securities	149,348	1,683	(4,447)	(326)	146,258	5.9%
Short-term investments	4,749	1	—	—	4,750	0.2%

Total, December 31, 2012, as restated	$2,344,283	$159,147	$(7,134)	$(577)	$2,495,719	100.0%

Tower	$2,075,189	$141,614	$(6,732)	$(478)	$2,209,593
Reciprocal Exchanges	269,094	17,533	(402)	(99)	286,126

Total, December 31, 2012, as restated	$2,344,283	$159,147	$(7,134)	$(577)	$2,495,719

Credit Rating of Fixed-Maturity Securities

The average credit rating of our fixed-maturity securities, using ratings assigned to securities by Standard & Poor’s, was [A+] at March 31, 2013 and December 31, 2012. The following table shows the ratings distribution of our fixed-maturity portfolio:

	Tower		Reciprocal Exchanges
		Percentage		Percentage
		of Fair		of Fair
($ in thousands)	Fair Value	Value	Fair Value	Value
March 31, 2013, as revised
Rating
U.S. Treasury securities	$300,074	14.0%	$16,658	6.1%
AAA	162,502	7.6%	42,386	15.6%
AA	859,109	40.2%	57,270	21.1%
A	394,046	18.4%	85,321	31.6%
BBB	178,155	8.3%	36,610	13.5%
Below BBB	242,921	11.5%	32,719	12.1%

Total, March 31, 2013, as revised	$2,136,807	100.0%	$270,964	100.0%

December 31, 2012, as restated
Rating
U.S. Treasury securities	$159,457	7.7%	$25,494	9.1%
AAA	166,982	8.1%	43,114	15.4%
AA	897,692	43.5%	58,425	20.8%
A	383,957	18.6%	85,116	30.3%
BBB	214,024	10.4%	35,364	12.6%
Below BBB	242,036	11.7%	33,050	11.8%

Total, December 31, 2012, as restated	$2,064,148	100.0%	$280,563	100.0%

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

The ability to observe stable prices and inputs may be reduced for highly-customized and illiquid instruments which had been the case for certain non-agency residential and commercial mortgage-backed securities and asset-backed securities in previous periods. At March 31, 2013, two securities included in other invested assets were priced in Level 3 with a fair value of $25.0 million or 1.0% of Tower’s total assets carried at fair value, (the Reciprocal Exchanges had no Level 3 assets). See “Note 7 – Fair Value Measurements” to the consolidated financial statements provides a description of the valuation methodology utilized to value Level 3 assets, how the valuation methodology is validated and an analysis of the change in fair value of Level 3 assets.

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

The following table presents information regarding our invested assets that were in an unrealized loss position at March 31, 2013 and December 31, 2012 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Aggregate	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
March 31, 2013, as revised
U.S. Treasury securities	$190,145	$(35)	$—	$—	$190,145	$(35)
U.S. Agency securities	22,282	(132)	—	—	22,282	(132)
Municipal bonds	24,848	(282)	252	(9)	25,100	(291)
Corporate and other bonds
Finance	22,057	(728)	—	—	22,057	(728)
Industrial	49,396	(805)	348	(2)	49,744	(807)
Utilities	25,245	(469)	7	—	25,252	(469)
Commercial mortgage-backed securities	27,602	(360)	—	—	27,602	(360)
Residential mortgage-backed securities
Agency backed	63,720	(674)	23	—	63,743	(674)
Non-agency backed	—	—	547	(27)	547	(27)
Asset-backed securities	—	—	—	—	—	—

Total fixed-maturity securities	425,295	(3,485)	1,177	(38)	426,472	(3,523)
Preferred stocks	5,169	(31)	6,651	(303)	11,820	(334)
Common stocks	41,600	(1,401)	—	—	41,600	(1,401)
Short-term investments	26,822	(13)	—	—	26,822	(13)

Total, March 31, 2013, as revised	$498,886	$(4,930)	$7,828	$(341)	$506,714	$(5,271)

Tower	$442,293	$(4,093)	$7,627	$(326)	$449,920	$(4,419)
Reciprocal Exchanges	56,593	(837)	201	(15)	56,794	(852)

Total, March 31, 2013, as revised	$498,886	$(4,930)	$7,828	$(341)	$506,714	$(5,271)

December 31, 2012, as restated
U.S. Treasury securities	$44,347	$(13)	$—	$—	$44,347	$(13)
U.S. Agency securities	22,345	(76)	—	—	22,345	(76)
Municipal bonds	21,532	(235)	251	(9)	21,783	(244)
Corporate and other bonds
Finance	16,853	(1,095)	—	—	16,853	(1,095)
Industrial	53,576	(667)	4,188	(201)	57,764	(868)
Utilities	20,143	(191)	7	—	20,150	(191)
Commercial mortgage-backed securities	23,223	(141)	95	—	23,318	(141)
Residential mortgage-backed securities
Agency backed	59,009	(261)	25	(1)	59,034	(262)
Non-agency backed	815	(6)	588	(28)	1,403	(34)
Asset-backed securities	1,499	(2)	4,232	(12)	5,731	(14)

Total fixed-maturity securities	263,342	(2,687)	9,386	(251)	272,728	(2,938)
Preferred stocks	9,716	(155)	5,724	(326)	15,440	(481)
Common stocks	55,560	(4,292)	—	—	55,560	(4,292)

Total, December 31, 2012, as restated	$328,618	$(7,134)	$15,110	$(577)	$343,728	$(7,711)

Tower	$270,609	$(6,732)	$13,338	$(478)	$283,947	$(7,210)
Reciprocal Exchanges	58,009	(402)	1,772	(99)	59,781	(501)

Total, December 31, 2012, as restated	$328,618	$(7,134)	$15,110	$(577)	$343,728	$(7,711)

The following table shows the fair value, unrealized loss amount and percentage below amortized cost and the ratio of fair value by security rating as of March 31, 2013:

		Unrealized Loss
				Fair Value by Security Rating
	Fair		Percent of
	Value	Amount	Amortized					BB or
($ in thousands)	(revised)	(revised)	Cost	AAA	AA	A	BBB	Lower
U.S. Treasury securities	$190,145	$(35)	0%	0%	100%	0%	0%	0%
U.S. Agency securities	22,282	(132)	-1%	0%	100%	0%	0%	0%
Municipal bonds	25,100	(291)	-1%	12%	58%	14%	16%	0%
Corporate and other bonds, as revised	97,053	(2,004)	-2%	0%	4%	25%	37%	34%
Commercial mortgage-backed securities	27,602	(360)	-1%	55%	0%	38%	7%	0%
Residential mortgage-backed securities	64,290	(701)	-1%	0%	99%	1%	0%	0%
Equities	53,420	(1,735)	-3%	0%	0%	9%	22%	68%
Short-term investments	26,822	(13)	0%	0%	100%	0%	0%	0%

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

Tower Insurance Company of New York (“TICNY”) is the Company’s largest insurance subsidiary. Under New York law, TICNY is limited to paying dividends to the Holding Company only from statutory earned surplus. In addition, the New York Department of Financial Services (the “New York Insurance Department”) must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding twelve months, exceeds the lesser of (1) 10% of TICNY’s policyholders’ surplus as shown on its latest annual statutory financial statement filed with the New York State Insurance Department or (2) 100% of adjusted net investment income during the preceding twelve months. TICNY declared $2.5 million. As of June 30, 2013, TICNY and the other U.S. Pool companies have negative unassigned surplus, and are therefore prohibited from paying dividends to the Holding Company.

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

Two insurance subsidiaries that do not constitute “significant subsidiaries” of the Company under Regulation S-X are in discussions with the insurance regulatory authority in their state of domicile with respect to the imposition of restrictions on the operation of their businesses. These discussions may result in such subsidiaries agreeing to provide the regulatory authority with increased information with respect to their business, operations and financial condition, as well as limitations on payments and transactions outside the ordinary course and material changes in their management and related matters.

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

As of March 31, 2013, there are $235 million of subordinated debentures outstanding. The subordinated debentures do not have financial covenants that would cause an acceleration of their stated maturities. The earliest stated maturity date is on a $10 million debenture, with a stated maturity in May 2033. The Company has the ability to defer interest payments on its subordinated debentures for up to twenty quarters.

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

Book Value per Common Share

Book value per common share represents Tower Group International, Ltd. stockholders’ equity divided by the number of common shares outstanding. Management uses growth in book value per common share as a key measure of the value generated for our common shareholders each period and believes that book value per common share is a key driver of TWGP’s share price over time. Book value per common share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per common share depending on the purchase price. (Historical share counts have been adjusted for 1.1330 share conversion ratio, as discussed more fully in “Note 4 – Merger Transaction”.)

	March 31,	December 31,
	2013	2012
(in thousands, except per share data)	(revised)	(restated)
Calculation of book value per common share:
Tower Group International, Ltd. stockholders’ equity	$1,164,928	$950,058
Common shares outstanding	57,432	43,514

Book value per common share	$20.28	$21.83

Capital

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At March 31, 2013 and December 31, 2012, our capital resources were as follows:

	March 31,	December 31,
	2013	2012
($ in thousands)	(revised)	(restated)
Outstanding under credit facility	$70,000	$70,000
Subordinated debentures	235,058	235,058
Convertible Senior Notes	145,412	144,673
Tower Group International, Ltd. stockholders’ equity	1,164,928	950,058

Total capitalization	$1,615,398	$1,399,789

Ratio of debt to total capitalization	27.9%	32.1%

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

Our $220 million credit facility is used for general corporate purposes. We may seek to raise additional capital or may seek to return additional capital to our stockholders through share repurchases, cash dividends or other methods (or a combination of such methods). Any such determination will be at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions, rating agency requirements, credit facility limitations and such other factors as our Board of Directors deems relevant.

See Liquidity discussion in “Note 1 – Nature of Business” in the notes to the unaudited consolidated financial statements for further discussion on Liquidity and Capital Resources.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Three Months Ended March 31,
($ in thousands)	2013 (revised)	2012
Cash provided by (used in):
Operating activities	$(55,083)	$30,865
Investing activities	193,320	7,429
Financing activities	(10,560)	(9,311)

Net increase (decrease) in cash and cash equivalents	127,677	28,983
Cash and cash equivalents, beginning of year	102,269	114,098

Cash and cash equivalents, end of period	$229,946	$143,081

Comparison of Three Months Ended March 31, 2013 and 2012

For the three months ended March 31, 2013, net cash used in operating activities was $55.1 million compared to cash provided by operation of $30.9 million for the same period in 2012. The decrease in operating cash flow is largely due to loss payments associated with Superstorm Sandy. Net paid loss and LAE (after considering cash receipts from reinsurers) for the three months ended March 31, 2013 were $292.8 million compared to $267.9 million in the same period in 2012. In addition, the Company’s outstanding drafts as of December 31, 2012 resulting from loss payments made in the fourth quarter of 2012 not yet presented for payment decreased by $23.7 million in the first quarter 2013 as cash settlements occurred. In the three months ended March 31, 2012, operating cash flow also included a reduction in collateral of $19.8 million.

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

Insurance Subsidiaries

See Statutory Capital discussion in “Note 1 – Nature of Business” in the notes to the unaudited consolidated financial statements for further discussion on the insurance subsidiaries.

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

Adoption of New Accounting Pronouncements

For a discussion of accounting standards, see “Note 3 – Accounting Policies and Basis of Presentation” of Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk that we will incur losses in our investments due to adverse changes in market rates and prices. Market risk is directly influenced by the volatility and liquidity in the market in which the related underlying assets are invested. We believe that the way we manage them, and sensitivity to changes in interest rates, changes in credit quality of issuers of investment securities, and changes in equity price risks are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2012, included in our Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in the three months ended March 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as described in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered under this report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

(1) We did not maintain effective controls over the effectiveness of the loss reserve estimation process. Specifically, although the loss reserve committee evaluated the vast majority of methods, significant assumptions and data used to determine the actuarial central estimate, it did not evaluate all methods, significant assumptions and data, or otherwise determine that data used was appropriate, including reconciliation of assumed earned premium to the Company’s underlying systems, at a level of precision that would necessarily detect a material misstatement. .

(2) We did not maintain effective controls over the effectiveness of the premium receivable account reconciliation. Specifically, although the vast majority of items identified in premiums receivable account analyses were evaluated and resolved, not all items that could result in a material misstatement were investigated and resolved on a timely basis.

The Company’s CEO and CFO, in consultation with the Audit Committee, have concluded that as a result of inadvertent mistakes in the loss reserving process, the Company’s loss reserves were understated by $37 million and $27 million as of December 31, 2012 and 2011, respectively and the Company’s premiums receivable was overstated by $11 million and $10 million as of December 31, 2012 and December 31, 2011, respectively. These errors contributed to the restatement of the consolidated financial statements as of December 31, 2012 and 2011 and resulted from two material weaknesses in the Company’s internal control over financial reporting.

Additionally, these control deficiencies could result in misstatements of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

Management’s Plan for Remediation

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

On August 20, 2013, Robert P. Lang, a purported shareholder of Tower Group International Ltd. (“Tower”), filed a purported class action complaint (the “Lang Complaint”) against Tower and certain of its officers in the United States District Court for the Southern District of New York. The Lang Complaint alleges that Tower and certain of its officers violated federal securities laws and seeks unspecified damages. On September 3, 2013, a second purported shareholder class action complaint was filed by Dennis Feighay, another purported Tower shareholder, containing similar allegations to those set forth in the Lang Complaint (the “Feighay Complaint”). On October 4, 2013, a third complaint was filed by Sanju Sharma (the “Sharma Complaint”). The Sharma case names as defendants Tower and certain of its officers, and purports to be asserted on behalf of a plaintiff class who purchased Tower stock between May 10, 2011 and September 17, 2013. On October 18, 2013, an amended complaint was filed in the Sharma case (the “Sharma Amended Complaint”). The Sharma Amended Complaint alleges additional false and misleading statements, and purports to be asserted on behalf of a plaintiff class who purchased Tower stock between March 1, 2011 and October 7, 2013. On October 21, 2013, a number of motions were filed seeking to consolidate the shareholder class actions into one matter and for appointment of a lead plaintiff. The Company believes that it is not probable that the Lang and Feighay Complaints and the Sharma Amended Complaint will result in a loss, and that the amount of any loss cannot reasonably be estimated.

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

Tower Group International, Ltd.
Registrant

Date: November 26, 2013	/s/ Michael H. Lee
Michael H. Lee Chairman of the Board, President and Chief Executive Officer

Date: November 26, 2013	/s/ William E. Hitselberger
Executive Vice President and Chief Financial Officer