Form 10-Q
period 2013-06-30
Tower Group International, Ltd.
filed 2013-11-26
CIK 1289592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,429,099 shares of common stock, par value $0.01 per share, as of November 21, 2013.

Tower Group International, Ltd.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2013

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Group International, Ltd.

Consolidated Balance Sheets

(Unaudited)

($ in thousands, except par value and share amounts)	June 30, 2013	December 31, 2012 (restated)
Assets
Investments - Tower
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $1,980,652 and $1,926,236)	$2,035,770	$2,064,148
Equity securities (cost of $127,598 and $144,204)	134,650	140,695
Short-term investments (cost of $13,415 and $4,749)	13,379	4,750
Other invested assets	77,038	57,786
Investments - Reciprocal Exchanges
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $248,755 and $263,950)	253,775	280,563
Equity securities (cost of $2,751 and $5,144)	2,750	5,563
Total investments	2,517,362	2,553,505
Cash and cash equivalents (includes $12,744 and $9,782 relating to Reciprocal Exchanges)	108,535	102,269
Investment income receivable (includes $2,609 and $2,610 relating to Reciprocal Exchanges)	26,182	25,332
Investment in unconsolidated affiliate	76,196	71,894
Premiums receivable (includes $45,385 and $44,285 relating to Reciprocal Exchanges)	392,433	412,045
Reinsurance recoverable on paid losses (includes $6,556 and $682 relating to Reciprocal Exchanges)	27,333	17,609
Reinsurance recoverable on unpaid losses (includes $24,897 and $52,389 relating to Reciprocal Exchanges)	690,069	459,457
Prepaid reinsurance premiums (includes $19,988 and $17,803 relating to Reciprocal Exchanges)	126,159	63,923
Deferred acquisition costs, net (includes $9,912 and $11,364 relating to Reciprocal Exchanges)	192,887	181,198
Intangible assets (includes $6,596 and $6,854 relating to Reciprocal Exchanges)	99,507	106,768
Goodwill	55,540	241,458
Funds held by reinsured companies	890,186	137,545
Other assets (includes $1,687 and $1,559 relating to Reciprocal Exchanges)	465,548	338,769
Total assets	$5,667,937	$4,711,772
Liabilities
Loss and loss adjustment expenses (includes $119,264 and $135,791 relating to Reciprocal Exchanges)	$2,552,351	$1,895,679
Unearned premium (includes $102,492 and $103,216 relating to Reciprocal Exchanges)	998,624	921,271
Reinsurance balances payable (includes $7,266 and $6,979 relating to Reciprocal Exchanges)	46,442	40,569
Funds held under reinsurance agreements (includes $0 and $500 relating to Reciprocal Exchanges)	657,275	98,581
Other liabilities (includes $10,851 and $21,321 relating to Reciprocal Exchanges)	350,838	296,960
Deferred income taxes (includes $19,818 and $19,719 relating to Reciprocal Exchanges)	20,282	24,763
Debt	451,224	449,731
Total liabilities	5,077,036	3,727,554
Contingencies (Note 18)	-	-
Shareholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 57,437,157 and 53,048,011 shares issued, and 57,429,099 and 43,513,678 shares outstanding)	574	530
Treasury stock (8,058 and 9,534,333 shares)	(17)	(181,435)
Paid-in-capital	812,547	780,036
Accumulated other comprehensive income	9,060	82,756
Retained earnings (accumulated deficit)	(242,930)	268,171
Tower Group International, Ltd. shareholders’ equity	579,234	950,058
Noncontrolling interests	11,667	34,160
Total shareholders’ equity	590,901	984,218
Total liabilities and shareholders’ equity	$5,667,937	$4,711,772

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Revenues
Net premiums earned	$418,364	$460,153	$840,250	$880,311
Ceding commission revenue	11,933	10,080	26,084	15,243
Insurance services revenue	532	1,359	660	1,856
Policy billing fees	3,321	3,000	6,471	6,134
Net investment income	28,402	31,781	58,719	65,724
Net realized investment gains (losses):
Other-than-temporary impairments	(4,456)	(2,270)	(5,145)	(5,246)
Portion of loss recognized in other comprehensive income	-	286	-	286
Other net realized investment gains	2,422	2,003	9,962	8,307
Total net realized investment gains (losses)	(2,034)	19	4,817	3,347
Total revenues	460,518	506,392	937,001	972,615
Expenses
Loss and loss adjustment expenses	559,892	349,775	835,624	617,268
Commission expense	106,278	95,186	195,854	175,571
Other operating expenses	88,308	78,100	172,701	155,171
Acquisition-related transaction costs	665	720	19,721	1,982
Interest expense	7,635	7,902	15,443	16,513
Total expenses	762,778	531,683	1,239,343	966,505
Other income (expense)
Equity income in unconsolidated affiliate	7,838	-	7,966	-
Goodwill impairment	(214,049)	-	(214,049)	-
Income (loss) before income taxes	(508,471)	(25,291)	(508,425)	6,110
Income tax expense (benefit)	(1,930)	(8,919)	(3,520)	306
Net income (loss)	$(506,541)	$(16,372)	$(504,905)	$5,804
Less: Net income (loss) attributable to Noncontrolling interests	801	437	(10,480)	3,448
Net income (loss) attributable to Tower Group International, Ltd.	$(507,342)	$(16,809)	$(494,425)	$2,356
Earnings (loss) per share attributable to Tower Group International, Ltd. shareholders:
Basic	$(8.88)	$(0.39)	$(9.61)	$0.05
Diluted	$(8.88)	$(0.39)	$(9.61)	$0.05
Weighted average common shares outstanding:
Basic	57,135	43,289	51,487	43,340
Diluted	57,135	43,289	51,487	43,410
Dividends declared and paid per common share	$0.17	$0.17	$0.34	$0.34

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2013	2012	2013	2012
Net income (loss)	$(506,541)	$(16,372)	$(504,905)	$5,804
Other comprehensive income (loss) before tax
Gross unrealized investment holding gains (losses) arising during periods	(80,963)	8,613	(81,334)	33,585
Less: Reclassification adjustment for investment (gains) losses included in net income	1,938	(19)	(4,529)	(3,347)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	(286)	-	(286)
Cumulative translation adjustment	(53)	-	(3,664)	-
Deferred gain (loss) on cash flow hedge	2,220	(1,160)	3,818	(1,391)
Other comprehensive income (loss) before tax	(76,858)	7,148	(85,709)	28,561
Income tax benefit (expense) related to items of other comprehensive income (loss)	(2,721)	(2,272)	-	(9,010)
Other comprehensive income (loss), net of income tax	$(79,579)	$4,876	(85,709)	19,551
Comprehensive income (loss)	$(586,120)	$(11,496)	$(590,614)	$25,355
Less: Comprehensive income (loss) attributable to Noncontrolling interests	(9,526)	2,992	(22,492)	9,377
Comprehensive income (loss) attributable to Tower Group International, Ltd.	$(576,594)	$(14,488)	$(568,122)	$15,978

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Treasury	Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Noncontrolling	Total Shareholders’
(in thousands)	Shares	Amount	Stock	Capital	Income (loss)	Deficit)	Interests	Equity
Balance at December 31, 2011, as restated	52,626	$526	$ (158,185)	$772,877	$63,053	$331,480	$27,380	$1,037,131
Dividends declared	-	-	-	-	-	(14,680)	-	(14,680)
Stock based compensation	364	4	(2,152)	4,381	-	-	-	2,233
Repurchase of common stock	-	-	(20,987)	-	-	-	-	(20,987)
Net income	-	-	-	-	-	2,356	3,448	5,804
Transfer of assets to Reciprocal Exchange	-	-	-	(1,778)	-	-	1,778	-
Other comprehensive income	-	-	-	-	13,622	-	5,929	19,551
Balance at June 30, 2012	52,990	$530	$(181,324)	$775,480	$76,675	$319,156	$38,535	$1,029,052
Balance at December 31, 2012, as restated	53,048	$530	$(181,435)	$780,036	$82,756	$268,171	$34,160	$984,218
Dividends declared	-	-	-	-	-	(16,676)	-	(16,676)
Stock based compensation	245	3	(5,870)	11,952	-	-	-	6,085
Merger Transaction with Canopius Bermuda	14,026	140	-	207,207	-	-	-	207,347
Extinguishment of treasury stock in connection with Merger Transaction	(9,882)	(99)	187,288	(187,189)	-	-	-	-
Termination of convertible senior notes hedge and warrants	-	-	-	541	-	-	-	541
Net income (loss)	-	-	-	-	-	(494,425)	(10,480)	(504,905)
Other comprehensive income (loss)	-	-	-	-	(73,696)	-	(12,013)	(85,709)
Balance at June 30, 2013	57,437	$574	$(17)	$812,547	$9,060	$(242,930)	$11,667	$590,901

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2013	2012
Cash flows provided by (used in) operating activities:
Net income (loss)	$(504,905)	$5,804
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain on investment in acquired unconsolidated affiliate	(7,966)	-
Net realized investment (gains) losses	(4,817)	(3,347)
Depreciation and amortization	22,080	15,985
Goodwill impairment	214,049	-
Amortization of bond premium or discount	6,124	5,377
Amortization of restricted stock	12,622	4,382
Deferred income taxes	44,743	(1,786)
Excess tax benefits from share-based payment arrangements	(1,108)	-
Changes in operating assets and liabilities:
Investment income receivable	(850)	(451)
Premiums receivable	19,612	26,643
Reinsurance recoverable	228,391	22,871
Prepaid reinsurance premiums	90,195	(1,654)
Deferred acquisition costs, net	(5,871)	(16,649)
Funds held by reinsured companies	(53,822)	(64,213)
Other assets	35,105	(4,511)
Loss and loss adjustment expenses	26,059	69,720
Unearned premium	(92,610)	33,280
Reinsurance balances payable	5,873	(6,376)
Funds held under reinsurance agreements	(2,020)	(5,584)
Other liabilities	(52,376)	(7,054)
Net cash flows provided by (used in) operations	(21,492)	72,437
Cash flows provided by (used in) investing activities:
Cash acquired in Merger Transaction	134,741	-
Purchase of fixed assets	(15,661)	(19,426)
Purchase - fixed-maturity securities	(815,579)	(997,657)
Purchase - equity securities	(796,800)	(802,154)
Short-term investments, net	18,309	-
Purchase of other invested assets	(19,252)	(7,986)
Sale of fixed-maturity securities	664,401	911,796
Maturity of fixed-maturity securities	79,230	199,867
Sale - equity securities	802,297	745,618
Change in restricted cash	(3,870)	-
Net cash flows provided by (used in) investing activities	47,816	30,058
Cash flows provided by (used in) financing activities:
Proceeds from credit facility borrowings	-	20,000
Proceeds from convertible senior notes hedge termination	2,380
Payment for warrants termination	(1,000)
Issuance of common stock under stock-based compensation programs	2	3
Excess tax benefits from share-based payment arrangements	1,106	228
Treasury stock acquired-net employee share-based compensation	(5,870)	(2,152)
Repurchase of Common Stock	-	(20,987)
Dividends paid	(16,676)	(14,680)
Net cash flows provided by (used in) financing activities	(20,058)	(17,588)
Increase (decrease) in cash and cash equivalents	6,266	84,907
Cash and cash equivalents, beginning of period	102,269	114,098
Cash and cash equivalents, end of period	$108,535	$199,005

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Nature of Business

Tower Group International, Ltd. (the “Company” or “Tower”) offers a broad range of commercial, specialty and personal property and casualty insurance products and services through its subsidiaries to businesses and to individuals. On March 13, 2013, the Company and Tower Group, Inc. (“TGI”) completed a merger transaction under which the Company, formerly known as Canopius Holdings Bermuda Limited (“Canopius Bermuda”), was re-named Tower Group International, Ltd. and became the ultimate parent company (the “Merger Transaction”). The Company’s common shares are publicly traded on the NASDAQ Global Select Market under the symbol “TWGP”, which was also the symbol of TGI common shares on that exchange prior to the Merger Transaction. See “Note 4 – Merger Transaction” for further discussion of the Merger Transaction and the Company’s succession to TGI as registrant.

Significant Business Developments and Risks and Uncertainties

Loss reserves recognized in the June 30, 2013 statement of operations reflect an increase in its loss and loss adjustment expense reserves of $326.7 million excluding the Reciprocal Exchanges relating to reserve strengthening associated with losses from prior accident years. This unfavorable loss development arose primarily from accident years 2008-2011 within the workers’ compensation, commercial multi-peril liability (“CMP”), other liability and commercial auto liability lines of business offset to some degree by favorable development from more recent years within the short tail property lines of business. In the second quarter of 2013, the Company performed a comprehensive update to its internal reserve study in response to continued observance in the second quarter of 2013 of higher than expected reported loss development. In conjunction with its comprehensive internal review, the Company also retained its consulting actuary to perform an independent reserve study covering lines of business comprising over 90% of the Company’s loss reserves. Since 2010, the Company has changed the mix of business by reducing the amount of program and middle market workers’ compensation and liability business that it underwrites. For additional detail of this reserve charge by accident year, business segment and line of business please see “Note 9 - Loss and Loss Adjustment Expense”.

The reserve strengthening was viewed by the Company as an event or circumstance that required the Company to perform a detailed quantitative analysis of whether its recorded goodwill was impaired. After performing the quantitative analysis, it was determined that $214.0 million of goodwill, which represents all of the goodwill allocated to the Commercial Insurance reporting unit, was impaired. Accordingly, the consolidated statement of operations in the second quarter of 2013 includes a non-cash charge of $214.0 million associated with the write-down of goodwill. See “Note 5 – Goodwill and Intangible Assets” for additional detail on the Goodwill impairment.

As a result of the reserve strengthening, the Company is expecting its U.S. based operations to have a pre-tax loss for 2013, which would result in a three-year cumulative tax loss position on its U.S. subsidiaries. After considering this negative evidence and uncertainty regarding the Company’s ability to generate sufficient future taxable income in the United States, the Company concluded that it should not recognize any net deferred tax assets (comprised principally of net operating loss carryforwards). The Company, therefore provided a full valuation allowance against its deferred tax asset at June 30, 2013.

Reinsurance Agreements

On October 1, 2013, Tower announced that it entered into agreements with three reinsurers, Arch Reinsurance Ltd. (“Arch”), Hannover Re (Ireland) Plc. (“Hannover”) and Southport Re (Cayman), Ltd. (“Southport Re”).These agreements provided for surplus enhancement and improved certain financial leverage ratios, while increasing the Company’s financial flexibility. The agreements with Arch and Hannover each consist of one reinsurance agreement while the arrangement with Southport Re consists of several reinsurance agreements. Each of these is described below.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

Management expects these rating actions, in combination with other items that have impacted the Company in the second quarter of 2013, to result in a decrease in the amount of premiums the insurance subsidiaries are able to write. The net written premiums in the Commercial Insurance segment were $169.1 million and $343.6 million for the three and six months ended June 30, 2013, respectively. The net written premiums in the Specialty Insurance and Reinsurance segment were $103.7 million and $306.6 million for the three and six months ended June 30, 2013, respectively. Business written through certain program underwriting agents requires an A.M. Best rating of A- or greater.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

The Company has discussed with the BMA its intention to combine a substantial portion of the business and the capital of CastlePoint Reinsurance Company (“CastlePoint Re”), the Company’s other Bermuda based reinsurer, with TRL. Through this combination, management believes that the combined entity’s capital would meet the minimum capital and surplus thresholds determined by the BMA. The Company is currently developing this plan and expects to deliver this plan to its Bermuda regulators in the next several weeks. The Company cannot provide assurance that it will be successful in pursuing this alternative. Should the business combination not be approved, TRL would be operating at a capital level that is below the regulatory minimums as designated by the BMA. As such, TRL may be subject to significant additional regulatory oversight or, in the event that such oversight did not satisfy the BMA, placed into liquidation.

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

Liquidity

TGI is the obligor under the bank credit facility agreement dated as of February 15, 2012, as amended, with Bank of America, N.A. and other lenders named therein ($70 million is outstanding as of June 30,2013) and the Convertible Senior Notes (“Notes”) due September 2014 ($150 million par outstanding as of June 30,2013). The indebtedness of TGI is guaranteed by Tower Group International, Ltd. (“TGIL”), as well as several of TGIL’s non-insurance subsidiaries.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

The Company and certain of its senior officers have been named as defendants in several class action lawsuits instituted against them by certain shareholders. See “Note 18 – Contingences” for additional detail on such litigation.

Reorganization

In the second quarter of 2013, the Company changed the presentation of its business results by allocating its specialty business and assumed reinsurance previously reported in the Commercial Insurance segment to a new Specialty Insurance and Reinsurance segment. In addition, the Company redefined the Personal Insurance segment to include its management companies, which provide certain services to the Reciprocal Exchanges for a management fee. The Reciprocal Exchanges continue to be included in the Personal Insurance segment and transactions between the management companies and the Reciprocal Exchanges have been eliminated. The management companies were previously reported in the Insurance Services segment. The Company will no longer present an Insurance Services segment. These changes in presentation reflect the way management organizes the Company for operating decisions and assessing profitability subsequent to the Merger Transaction. The prior period segment disclosures have been restated to conform to the current presentation.

Following the change in presentation described above, the Company now operates in three business segments: Commercial Insurance, Specialty Insurance and Reinsurance and Personal Insurance:

•

Commercial Insurance (“Commercial”) segment offers a broad range of standard commercial lines property and casualty insurance products to businesses distributed through a network of retail and wholesale agents on both an admitted and non-admitted basis;

•

Specialty Insurance and Reinsurance (“Specialty and Reinsurance”) segment offers (i) specialty commercial lines property casualty insurance products distributed through program underwriting agents and (ii) assumed reinsurance; and

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

•

Personal Insurance (“Personal”) segment offers a broad range of personal lines property and casualty insurance products to individuals distributed through a network of retail and wholesale agents. Also included in the Personal Insurance segment are the results of the Reciprocal Exchanges.

See “Note 17 – Segment Information” for further information on the composition of the Company’s operating and reportable segments.

Note 2—Restatement of previously issued financial statements

On November 14, 2013, Tower Group International, Ltd. (“Tower” or the “Company”) issued a Current Report on Form 8-K stating that it had reached a determination to restate Tower’s audited annual consolidated financial statements as of and for the years ended December 31, 2011 and 2012 contained in Amendment No. 1 to Tower’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 13, 2013 (the “2012 Form 10-K/A”), and that such financial statements should no longer be relied upon. In addition, Tower will revise its (i) audited annual consolidated financial statements for the year ended December 31, 2010 contained in the 2012 Form 10-K/A and (ii) unaudited interim consolidated financial statements as of and for the three months ended March 31, 2013 and 2012 contained in its Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013, which was filed with the SEC on May 10, 2013. Following management review of the matter with the Audit Committee of Tower’s Board of Directors (the “Audit Committee”), and upon management’s recommendation, the Audit Committee reached a conclusion on November 7, 2013 that previously issued financial statements of the Company covering one or more periods for which the Company is required to provide financial statements need to be revised or restated and may no longer be relied upon because of the inadvertent mistakes described below. At such meeting, the Audit Committee authorized the Company’s Chief Financial Officer and Chief Accounting Officer to determine, in consultation with the Company’s independent registered public accounting firm, the specific financial statements that should be revised or restated and should no longer be relied upon. Acting upon such authority, on November 12, 2013, these officers reached a conclusion, and advised Tower’s Board of Directors, as to the specific financial statements that need to be so revised or restated and should no longer be relied upon, as described above. The Company had previously determined and announced on October 7, 2013 that its June 30, 2013 loss reserves were strengthened by approximately $365 million. The Company then undertook to review its reserve analyses for prior years. During this evaluation, the Company considered its historical loss reserve analyses and the analyses of its independent actuaries and reviewed and discussed its conclusions with its independent registered public accounting firm. Upon completion of this evaluation, the Company determined that inadvertent mistakes in classification of insurance premiums by line of business used in the loss reserving process resulted in (1) an increase in the loss and loss adjustment expenses of $9.6 million, $21.7 million and $5.7 million, for the years ended December 31, 2012, 2011 and 2010, respectively, and (2) a decrease in the reinsurance recoverables on unpaid losses asset balance by $37.0 million, $27.4 million and $5.7 million as of December 31, 2012, 2011 and 2010, respectively.

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

The effect of the restatement on the consolidated balance sheets are presented in the table below:

	December 31, 2012
($ in thousands, except par value and share amounts)	As Previously Reported	Restated	Effect of Adjustments
Assets
Total investments	2,554,505	2,553,505	(1,000)
Cash and cash equivalents	100,293	102,269	1,976
Investment income receivable	25,332	25,332	—
Investment in unconsolidated affiliate	70,830	71,894	1,064
Premiums receivable	422,112	412,045	(10,067)
Reinsurance recoverable on paid losses	17,609	17,609	—
Reinsurance recoverable on unpaid losses	496,192	459,457	(36,735)
Prepaid reinsurance premiums	63,923	63,923	—
Deferred acquisition costs, net	180,941	181,198	257
Intangible assets	106,768	106,768	—
Goodwill	241,458	241,458	—
Funds held by reinsured companies	137,545	137,545	—
Other assets	331,506	338,769	7,263
Total Assets	4,749,014	$4,711,772	$(37,242)
Liabilities
Loss and loss adjustment expenses	1,895,073	$1,895,679	$606
Unearned premium	920,859	921,271	412
Reinsurance balances payable	40,569	40,569	—
Funds held under reinsurance agreements	98,581	98,581	—
Other liabilities	292,239	296,960	4,721
Deferred income taxes	36,464	24,763	(11,701)
Debt	449,731	449,731	—
Total liabilities	3,733,516	3,727,554	(5,962)
Contingencies	—	—	—
Stockholders’ equity
Common stock	530	530	—
Treasury stock	(181,435)	(181,435)	—
Paid-in-capital	780,036	780,036	—
Accumulated other comprehensive income	83,406	82,756	(650)
Retained earnings	298,299	268,171	(30,128)
Tower Group, Inc. stockholders’ equity	980,836	950,058	(30,778)
Noncontrolling interests	34,662	34,160	(502)
Total stockholders’ equity	1,015,498	984,218	(31,280)
Total liabilities and stockholders’ equity	4,749,014	$4,711,772	$(37,242)

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

Moreover, the results of operations for the six months ended June 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013.

Intercompany transactions

In the first quarter of 2012, the Company transferred a licensed insurance subsidiary shell to the Reciprocal Exchanges and received cash for its statutory book value. At the date of the transfer, the Company’s GAAP carrying basis in this subsidiary exceeded the statutory book value and the transfer resulted in a loss to the Company of $1.8 million. Since this was a non-recurring transaction between entities under common control, assets were transferred at historical book value. The difference in the consideration paid and the book value of the assets transferred was treated as an adjustment to equity. This transaction had no effect on consolidated shareholders’ equity.

Reclassifications and Adjustments

Since the Company accounted for the Merger Transaction as a reverse acquisition and recapitalization, it has retroactively restated Common Stock, Treasury Stock and Paid-in-Capital accounts and earnings per share for periods prior to the Merger Transaction to reflect the historical capitalization of TGI, adjusted for the 1.1330 conversion ratio as discussed in “Note 4 – Merger Transaction”. Certain other reclassifications have also been made to prior years’ financial information to conform to the current year presentation, including the changes in segment presentation discussed in “Note 1 – Nature of Business.”

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The table below reflects the previously reported and revised shareholders’ equity accounts resulting from the Merger Transaction:

	As previously	Revised
($ in thousands, except per share amounts)	Reported	Amount
As of December 31, 2012
Common stock	$469	$530
Treasury stock	(181,435)	(181,435)
Paid-in-capital	780,097	780,036
For the three-months ended June 30, 2012
Earnings (Loss) per Share:
Basic	$(0.43)	$(0.39)
Diluted	(0.43)	(0.39)
Weighted average common shares outstanding
Basic	39,117	43,289
Diluted	39,117	43,289
For the six-months ended June 30, 2012
Earnings (Loss) per Share:
Basic	$0.06	$0.05
Diluted	0.06	0.05
Weighted average common shares outstanding
Basic	39,206	43,340
Diluted	39,268	43,410

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

Prior to the Merger Transaction, Canopius Bermuda restructured its insurance operations as contemplated in the Master Transaction Agreement. This restructuring occurred primarily through the execution of retrocession agreements with Canopius Reinsurance Limited (“CRL”), an indirectly wholly-owned subsidiary of Canopius Group, to retrocede a percentage of Lloyd’s of London Syndicate 4444 (“Syndicate 4444”) business for the Year of Account (“YOA”) 2012, YOA 2011 and prior years, which Canopius Bermuda assumed from Canopius Group. Syndicate 4444 is an insurance syndicate managed by Canopius Group. The Company accounts for these retrocession agreements in accordance with prospective accounting treatment, and reports the assumed and ceded assets and liabilities on a gross basis on the consolidated balance sheet. On September 30, 2013, Tower commuted the Syndicate 4444 YOA 2012 and YOA 2011 and prior years retrocession agreements with CRL and novated the assumed reinsurance with Canopius Group on these same contracts.

In addition, effective January 1, 2013, pursuant to the terms of the Master Transaction Agreement, prior to the Merger Transaction, TGI entered into a commutation agreement whereby the TGI commuted Syndicate 4444 YOA 2012 and YOA 2011 business TGI previously reinsured from Canopius Group in prior years. There was no gain or loss recognized on this commutation.

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

Direct costs of the acquisition were expensed as incurred. During the three and six months ended June 30, 2013, the Company recognized approximately $0.7 million and $19.7 million, respectively, of such costs, all of which have been classified within “acquisition-related transaction costs” on the consolidated statement of operations. Such costs for the six months ended June 30, 2013 included $11.6 million in compensation expense (of which accelerated vesting of restricted stock was $10.3 million) and $8.1 million in legal and accounting fees.

The resulting goodwill recognized in connection with the Merger Transaction is mainly derived from the synergies and economies of scale expected to result from the combined operations of the Company. See “Note 5 – Goodwill and Intangible Assets” for the allocation of the Merger Transaction goodwill by segment.

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

Since the effective date of the Merger Transaction on March 13, 2013 through June 30, 2013, the operations of the acquired business accounted for approximately $40.8 million and $(22.0) million of the Company’s consolidated revenues and net income (loss), respectively.

The following unaudited pro forma financial information presents the consolidated revenues and net income (loss) of the Company for the three and six months ended June 30, 2013 and 2012, as if the Merger Transaction had been completed as of January 1, 2012.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

These pro forma amounts exclude any pro forma impacts to the Company’s effective federal income tax rates.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2013	2012	2013	2012
Revenues	$460,518	$509,666	$940,145	$979,033
Net Income (Loss)	(505,876)	(16,887)	(485,248)	10,074

Note 5–Goodwill and Intangible Assets

Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. Under GAAP, the Company is required to allocate goodwill to each of its reporting units. On March 13, 2013, the Company recorded $28.1 million of goodwill in connection with the Merger Transaction (See “Note 4– Merger Transaction”), which was mainly derived from synergies and economies of scale expected to result from the combined operations of the Company. Management allocated the goodwill recognized in the Merger Transaction to the Commercial Insurance reporting unit.

2013 Reorganization

In the second quarter of 2013, the Company changed the way it presents its results by segment, as described in “Note 1 – Nature of Business”. Following the reorganization, based on information regularly reviewed by the Company’s chief operating decision maker, the Company concluded it had three reporting units corresponding to it each of the business segments: (i) Commercial Insurance, (ii) Specialty Insurance and Reinsurance and (iii) Personal Insurance.

In accordance with GAAP, when an entity reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, the entity reassigns goodwill to the affected reporting units by using a relative fair value allocation approach.

Goodwill Impairment Testing and Charge

The Company tests goodwill balances for impairment annually in the fourth quarter of each year using a September 30 measurement date, or more frequently if circumstances indicate that the value of goodwill may be impaired. Goodwill impairment is performed at the reporting unit level and the test requires a two-step process. In performing Step 1of the impairment test, management compared the estimated fair values of the applicable reporting units to their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit including goodwill were to exceed the fair value of the reporting unit, Step 2 of the goodwill impairment would be performed. Step 2 of the goodwill impairment test requires comparing the implied fair value of the affected reporting unit’s goodwill against the carrying value of that goodwill.

In its 2012 annual impairment test, management determined that a greater risk of future impairment existed for the Commercial Insurance reporting unit. During the second quarter of 2013, management concluded an impairment test was required as a result of the significant prior years’ loss reserves incurred (see “Note 9 – Loss and Loss Adjustment Expense”) and the 2013 reorganization.

In conducting the goodwill impairment analysis as of June 30, 2013, the Company tested the reporting units prior to the reorganization as required by GAAP. The Company estimated each of the reporting units’ fair values using a market multiple approach based on tangible book values. Historically, the Company also utilized market multiple approaches based on (i) book value, (ii) estimates of projected results for future periods, and (iii) a valuation technique using discounted cash flows. However, based upon the significance of the loss reserve charge recorded in the second quarter of 2013, the reduction to Tower’s insurance subsidiaries’ capital and surplus levels (see “Note 16 – Statutory Financial Information”), management in its judgment concluded a multiple of tangible book value was most indicative of a price a market participant would pay for the reporting units. In addition, the Commercial Insurance reporting unit’s estimated fair value was adjusted for the expected capital infusion a market participant would be expected to fund into the insurance businesses to maintain historical rating agency ratings.

Step 1 of the impairment test indicated the Commercial Insurance unit’s carrying value exceeded its fair value and the Personal Insurance unit’s fair value exceeded its carrying value.

Accordingly, the Company performed a Step 2 impairment test on the Commercial Insurance reporting unit. Based on the results, the Company recorded a non-cash goodwill impairment charge of $214.0 million to write-down all of the goodwill in the Commercial Insurance reporting unit as of June 30, 2013.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table reflects the changes to goodwill during 2013 and is presented using the reporting units prior to the reorganization.

($ in thousands)	Commercial Insurance	Personal Insurance	Total
Balance, January 1, 2013	$185,918	$55,540	$241,458
Goodwill from Merger Transaction	28,131	-	28,131
Goodwill impairment	(214,049)	-	(214,049)

Total, June 30, 2013	$-	$55,540	$55,540

As of June 30, 2013, all remaining goodwill is in the Personal Insurance reporting unit. Subsequent goodwill assessments could result in personal lines goodwill impairment due to the impact of a volatile financial impact on earnings, changes in liquidity and market capitalizations, or other unfavorable events resulting rating agency downgrades.

Intangible Assets

The intangible assets consist of finite life and indefinite life assets. Finite life intangible assets include customer relationships and trademarks. Insurance company licenses and management contracts are considered indefinite life intangible assets subject to annual impairment testing. Management assessed the carrying value of its intangible assets as of June 30, 2013, and concluded an impairment charge of $3.8 million was required to reduce its customer relationship intangible assets. This charge is reported in Other Operating Expenses in the consolidated statements of operations.

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

For the three months ended June 30, 2013, the Reciprocal Exchanges recognized total revenues, total expenses and net income (loss) of $49.1 million, $48.3 million and $0.8 million, respectively. For the three months ended June 30, 2012, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $49.2 million, $48.8 million and $0.4 million, respectively.

For the six months ended June 30, 2013, the Reciprocal Exchanges recognized total revenues, total expenses and net income (loss) of $96.4 million, $106.9 million and $(10.5) million, respectively. For the six months ended June 30, 2012, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $99.4 million, $96.0 million and $3.4 million, respectively.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 7—Investments

The cost or amortized cost and fair value of the Company’s investments in fixed maturity and equity securities, gross unrealized gains and losses, and other-than-temporary impairment losses (“OTTI”) as of June 30, 2013 and December 31, 2012 are summarized as follows:

($ in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Unrealized OTTI Losses (1)
June 30, 2013
U.S. Treasury securities	$390,003	$1,024	$(5,780)	$385,247	$-
U.S. Agency securities	104,099	2,189	(965)	105,323	-
Municipal bonds	568,991	24,132	(5,732)	587,391	(71)
Corporate and other bonds
Finance	246,779	14,594	(4,240)	257,133	-
Industrial	406,976	13,171	(5,675)	414,472	-
Utilities	58,368	2,078	(2,152)	58,294	(203)
Commercial mortgage-backed securities	217,531	21,439	(2,351)	236,619	(604)
Residential mortgage-backed securities
Agency backed securities	161,783	4,891	(1,614)	165,060	-
Non-agency backed securities	35,583	4,059	(30)	39,612	(6)
Asset-backed securities	39,294	1,102	(2)	40,394	-
Total fixed-maturity securities	2,229,407	88,679	(28,541)	2,289,545	(884)
Preferred stocks, principally financial sector	21,584	188	(1,137)	20,635	-
Common stocks, principally financial and industrial sectors	108,765	8,463	(463)	116,765	-
Short-term investments	13,415	-	(36)	13,379	-
Total, June 30, 2013	$2,373,171	$97,330	$(30,177)	$2,440,324	$(884)
Tower	$2,121,665	$87,920	$(25,786)	$2,183,799	$(884)
Reciprocal Exchanges	251,506	9,410	(4,391)	256,525	-
Total, June 30, 2013	$2,373,171	$97,330	$(30,177)	$2,440,324	$(884)

December 31, 2012, as restated
U.S. Treasury securities	$183,462	$1,500	$(13)	$184,949	$-
U.S. Agency securities	98,502	4,351	(76)	102,777	-
Municipal bonds	633,373	52,914	(244)	686,043	-
Corporate and other bonds
Finance	233,849	21,293	(1,095)	254,047	-
Industrial	412,465	26,556	(868)	438,153	-
Utilities	51,698	2,958	(191)	54,465	-
Commercial mortgage-backed securities	211,819	30,375	(141)	242,053	-
Residential mortgage-backed securities
Agency backed securities	283,652	12,326	(262)	295,716	-
Non-agency backed securities	38,615	3,575	(34)	42,156	(6)
Asset-backed securities	42,751	1,615	(14)	44,352	-
Total fixed-maturity securities	2,190,186	157,463	(2,938)	2,344,711	(6)
Preferred stocks, principally financial sector	31,272	730	(481)	31,521	-
Common stocks, principally industrial and financial sectors	118,076	953	(4,292)	114,737	-
Short-term investments	4,749	1	-	4,750	-
Total, December 31, 2012, as restated	$2,344,283	$159,147	$(7,711)	$2,495,719	$(6)
Tower	$2,075,189	$141,614	$(7,210)	$2,209,593	$(6)
Reciprocal Exchanges	269,094	17,533	(501)	286,126	-
Total, December 31, 2012, as restated	$2,344,283	$159,147	$(7,711)	$2,495,719	$(6)

(1) Represents the gross unrealized loss on other-than-temporarily impaired securities recognized in accumulated other comprehensive income (loss).

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claims obligations. These restricted assets consisted of approximately $32 million of cash and cash equivalents as of June 30, 2013. In addition, the Company had $457.3 million and $481.5 million of cash and cash equivalents and investments as of June 30, 2013 and December 31, 2012, respectively, held by counterparties as collateral or in trusts to support letters of credit issued on the Company’s behalf, reinsurance liabilities on certain assumed reinsurance treaties, collateral posted for certain leases and other purposes.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see “Note 7– Investments” of the Notes to Consolidated Financial Statements in TGI’s Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2012.

Major categories of net investment income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2013	2012	2013	2012
Income
Fixed-maturity securities	$20,562	$24,511	$41,535	$49,924
Equity securities	6,808	6,603	13,292	14,239
Cash and cash equivalents	19	505	70	798
Other invested assets	2,158	1,313	6,414	3,146
Other	287	203	615	349
Total	29,834	33,135	61,926	68,456
Expenses
Investment expenses	(1,432)	(1,354)	(3,207)	(2,732)
Net investment income	$28,402	$31,781	$58,719	$65,724
Tower	27,612	30,267	57,195	62,525
Reciprocal Exchanges	2,458	3,177	4,839	6,526
Elimination of interest on Reciprocal Exchange surplus notes	(1,668)	(1,663)	(3,315)	(3,327)
Net investment income	$28,402	$31,781	$58,719	$65,724

Proceeds from the sale of fixed-maturity securities were $759.0 million and $980.0 million for the six months ended June 30, 2013 and 2012, respectively. Proceeds from the sale of equity securities were $796.8 million and $745.6 million for the six months ended June 30, 2013 and 2012, respectively.

Gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2013	2012	2013	2012
Fixed-maturity securities
Gross realized gains	$10,479	$12,354	$17,843	$25,162
Gross realized losses	(1,672)	(609)	(1,862)	(2,551)
	8,807	11,745	15,981	22,611
Equity securities
Gross realized gains	5,323	2,685	9,559	4,179
Gross realized losses	(12,717)	(9,808)	(17,530)	(16,160)
	(7,394)	(7,123)	(7,971)	(11,981)
Other
Gross realized gains	2,100	555	3,855	1,790
Gross realized losses	(1,091)	(3,174)	(1,903)	(4,113)
	1,009	(2,619)	1,952	(2,323)
Net realized gains (losses) on investments	2,422	2,003	9,962	8,307
Other-than-temporary impairment losses:
Fixed-maturity securities	(23)	(765)	(187)	(882)
Equity securities	(4,433)	(1,219)	(4,958)	(4,078)
Total other-than-temporary impairment losses recognized in earnings	(4,456)	(1,984)	(5,145)	(4,960)
Total net realized investment gains (losses)	$(2,034)	$19	$4,817	$3,347
Tower	$(2,243)	$(110)	$3,990	$1,028
Reciprocal Exchanges	209	129	827	2,319
Total net realized investment gains (losses)	$(2,034)	$19	$4,817	$3,347

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the fixed-maturity and equity securities OTTI amounts for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2013	2012	2013	2012
Corporate and other bonds	$-	$(648)	$-	$(737)
Commercial mortgage-backed securities	(23)	(403)	(47)	(403)
Residential mortgage-backed securities	(140)	-	(140)	(28)
Equities	(4,293)	(1,219)	(4,958)	(4,078)
Other-than-temporary-impairments	(4,456)	(2,270)	(5,145)	(5,246)
Portion of loss recognized in accumulated other comprehensive income (loss)	-	286	-	286
Impairment losses recognized in earnings	$(4,456)	$(1,984)	$(5,145)	$(4,960)
Tower	$(4,456)	$(1,984)	$(5,145)	$(4,960)
Reciprocal Exchanges	-	-	-	-
Impairment losses recognized in earnings	$(4,456)	$(1,984)	$(5,145)	$(4,960)

The following table provides a rollforward of the cumulative amounts of credit OTTI for securities still held showing the amounts that have been included in earnings on a pretax basis for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
($ in thousands)	2013	2012
Balance, April 1,	$4,516	$6,084
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	23	765
OTTI has been previously recognized	-	-
Reductions due to:
Securities sold during the period (realized)	-	(730)
Balance, June 30,	$4,539	$6,119

The following table provides a rollforward of the cumulative amounts of credit OTTI for securities still held showing the amounts that have been included in earnings on a pretax basis for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
($ in thousands)	2013	2012
Balance, January 1,	$4,492	$12,666
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	47	854
OTTI has been previously recognized	-	28
Reductions due to:
Securities sold during the period (realized)	-	(7,429)
Balance, June 30,	$4,539	$6,119

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Unrealized Losses

There are 668 securities at June 30, 2013, including fixed maturities and equity securities, which account for the gross unrealized loss, none of which is deemed by management to be OTTI. Temporary losses on corporate and other bonds result from purchases made in a lower yield spread environment. In addition, there have been some ratings downgrades on certain of these securities. After analyzing the credit quality, balance sheet strength and company outlook, management believes these securities will recover in value. To the extent projected cash flows on structured securities change adversely, they would be considered OTTI, and an impairment loss would be recognized in the current period. Management considered all relevant factors, including expected recoverability of cash flows, in assessing whether a loss was other-than-temporary. The Company does not intend to sell these fixed maturity securities, and it is not more likely than not that these securities will be sold before recovering their cost basis.

For all fixed-maturity securities in an unrealized loss position at June 30, 2013, the Company has received all contractual interest payments (and principal if applicable). Based on the continuing receipt of cash flow and the foregoing analyses, management expects continued timely payments of principal and interest and considers the losses to be temporary.

The unrealized loss position associated with the fixed-maturity portfolio was $28.5 million as of June 30, 2013, consisting primarily of corporate bonds and mortgage-backed securities of $16.1 million. The total fixed-maturity portfolio of gross unrealized losses included 644 securities which were, in aggregate, approximately 3.0% below amortized cost. Of the 644 fixed maturity investments identified, 27 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these investments at June 30, 2013 was $0.10 million. Management does not consider these investments to be other-than-temporarily impaired.

For common stocks, there were 17 securities in a loss position at June 30, 2013 totaling $0.5 million. Management evaluated the financial condition of the common stock issuers, the severity and duration of the impairment, and the Company’s ability and intent to hold to recovery. The evaluation consisted of a detailed review, including but not limited to some or all of the following factors for each security: the current S&P rating, analysts’ reports, past earnings trends and analysts’ earnings expectations for the next 12 months, liquidity, near-term financing risk, and whether the company was currently paying dividends on its equity securities. Management does not consider these investments to be other-than-temporarily impaired.

The following table presents information regarding invested assets that were in an unrealized loss position at June 30, 2013 and December 31, 2012 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Aggregate	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
June 30, 2013
U.S. Treasury securities	$318,415	$(5,780)	$-	$-	$318,415	$(5,780)
U.S. Agency securities	32,802	(965)	-	-	32,802	(965)
Municipal bonds	151,394	(5,688)	218	(44)	151,612	(5,732)
Corporate and other bonds
Finance	76,192	(4,240)	-	-	76,192	(4,240)
Industrial	188,193	(5,635)	1,184	(40)	189,377	(5,675)
Utilities	42,328	(2,152)	-	-	42,328	(2,152)
Commercial mortgage-backed securities	50,984	(2,351)	-	-	50,984	(2,351)
Residential mortgage-backed securities
Agency backed	54,462	(1,613)	229	(1)	54,691	(1,614)
Non-agency backed	639	(16)	199	(14)	838	(30)
Asset-backed securities	2,507	(2)	-	-	2,507	(2)
Total fixed-maturity securities	917,916	(28,442)	1,830	(99)	919,746	(28,541)
Preferred stocks	9,802	(821)	6,089	(316)	15,891	(1,137)
Common stocks	44,338	(463)	-	-	44,338	(463)
Short-term investments	11,379	(36)	-	-	11,379	(36)
Total, June 30, 2013	$983,435	$(29,762)	$7,919	$(415)	$991,354	$(30,177)
Tower	$875,960	$(25,386)	$7,553	$(400)	$883,513	$(25,786)
Reciprocal Exchanges	107,475	(4,376)	366	(15)	107,841	(4,391)
Total, June 30, 2013	$983,435	$(29,762)	$7,919	$(415)	$991,354	$(30,177)

December 31, 2012, as restated
U.S. Treasury securities	$44,347	$(13)	$-	$-	$44,347	$(13)
U.S. Agency securities	22,345	(76)	-	-	22,345	(76)
Municipal bonds	21,532	(235)	251	(9)	21,783	(244)
Corporate and other bonds
Finance	16,853	(1,095)	-	-	16,853	(1,095)
Industrial	53,576	(666)	4,188	(202)	57,764	(868)
Utilities	20,143	(191)	7	-	20,150	(191)
Commercial mortgage-backed securities	23,223	(141)	95	-	23,318	(141)
Residential mortgage-backed securities
Agency backed	59,009	(261)	25	(1)	59,034	(262)
Non-agency backed	815	(6)	588	(28)	1,403	(34)
Asset-backed securities	1,499	(3)	4,232	(11)	5,731	(14)
Total fixed-maturity securities	263,342	(2,687)	9,386	(251)	272,728	(2,938)
Preferred stocks	9,716	(155)	5,724	(326)	15,440	(481)
Common stocks	55,560	(4,292)	-	-	55,560	(4,292)
Total, December 31, 2012, as restated	$328,618	$(7,134)	$15,110	$(577)	$343,728	$(7,711)
Tower	$270,609	$(6,732)	$13,338	$(478)	$283,947	$(7,210)
Reciprocal Exchanges	58,009	(402)	1,772	(99)	59,781	(501)
Total, December 31, 2012, as restated	$328,618	$(7,134)	$15,110	$(577)	$343,728	$(7,711)

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

Fixed-Maturity Investment—Time to Maturity

The following table shows the amortized cost and fair value of the fixed-maturity portfolio by contractual time to maturity at June 30, 2013 and December 31, 2012:

	Tower		Reciprocal Exchanges		Total
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
June 30, 2013
Remaining Time to Maturity
Less than one year	$38,967	$39,597	$3,996	$4,148	$42,963	$43,745
One to five years	614,572	626,489	41,860	43,790	656,432	670,279
Five to ten years	646,016	654,732	66,201	65,527	712,217	720,259
More than 10 years	301,473	310,890	62,131	62,685	363,604	373,575
Mortgage and asset-backed securities	379,624	404,062	74,567	77,625	454,191	481,687
Total, June 30, 2013	$1,980,652	$2,035,770	$248,755	$253,775	$2,229,407	$2,289,545
December 31, 2012, as restated
Remaining Time to Maturity
Less than one year	$30,082	$30,614	$2,678	$2,715	$32,760	$33,329
One to five years	489,939	510,523	45,576	47,275	535,515	557,798
Five to ten years	564,556	607,711	76,480	80,009	641,036	687,720
More than 10 years	346,410	379,045	57,628	62,542	404,038	441,587
Mortgage and asset-backed securities	495,249	536,255	81,588	88,022	576,837	624,277
Total, December 31, 2012, as restated	$1,926,236	$2,064,148	$263,950	$280,563	$2,190,186	$2,344,711

Other Invested Assets

The following table shows the composition of the other invested assets as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
($ in thousands)	2013	2012
Limited partnerships, equity method	$34,843	$23,864
Real estate, amortized cost	7,645	7,422
Securities reported under the fair value option	30,250	25,000
Other	4,300	1,500
Total	$77,038	$57,786

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Securities reported under the fair value option include five securities for which the Company has elected the fair value option. This election was made to simplify the accounting for these instruments which contain embedded derivatives and other features.

The fair value of the limited partnerships in the table above approximates their carrying value under the equity method of accounting. The significant inputs used to determine fair value of these limited partnerships are considered Level 3 pursuant to the fair value hierarchy. See “Note 8 – Fair Value Measurements” below. As of June 30, 2013, the Company had future funding commitments of $47.0 million to these limited partnerships.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

As at June 30, 2013 and December 31, 2012, the Company’s financial instruments carried at fair value are allocated among levels as follows:

($ in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2013
Fixed-maturity securities
U.S. Treasury securities	$-	$385,247	$-	$385,247
U.S. Agency securities	-	105,323	-	105,323
Municipal bonds	-	587,391	-	587,391
Corporate and other bonds	-	729,899	-	729,899
Commercial mortgage-backed securities	-	236,619	-	236,619
Residential mortgage-backed securities
Agency	-	165,060	-	165,060
Non-agency	-	39,612	-	39,612
Asset-backed securities	-	40,394	-	40,394
Total fixed-maturities	-	2,289,545	-	2,289,545
Equity securities	137,400	-	-	137,400
Short-term investments	-	13,379	-	13,379
Total investments at fair value	137,400	2,302,924	-	2,440,324
Other invested assets (1)	-	-	30,250	30,250
Other liabilities				-
Interest rate swap contracts	-	(6,830)	-	(6,830)
Debt and equity securities sold, not yet purchased	-	(25,570)	-	(25,570)
Total, June 30, 2013	$137,400	$2,270,524	$30,250	$2,438,174
Tower	$134,650	$2,016,748	$30,250	$2,181,648
Reciprocal Exchanges	2,750	253,776	-	256,526
Total, June 30, 2013	$137,400	$2,270,524	$30,250	$2,438,174
December 31, 2012, as restated
Fixed-maturity securities
U.S. Treasury securities	$-	$184,949	$-	$184,949
U.S. Agency securities	-	102,777	-	102,777
Municipal bonds	-	686,043	-	686,043
Corporate and other bonds	-	746,665	-	746,665
Commercial mortgage-backed securities	-	242,053	-	242,053
Residential mortgage-backed securities
Agency	-	295,716	-	295,716
Non-agency	-	42,156	-	42,156
Asset-backed securities	-	44,352	-	44,352
Total fixed-maturities	-	2,344,711	-	2,344,711
Equity securities	146,258	-	-	146,258
Short-term investments	-	4,750	-	4,750
Total investments at fair value	146,258	2,349,461	-	2,495,719
Other invested assets (2)	-	-	25,000	25,000
Other liabilities
Interest rate swap contracts	-	(9,016)	-	(9,016)
Debt and equity securities sold, not yet purchased	-	(17,101)	-	(17,101)
Total, December 31, 2012, as restated	$146,258	$2,323,344	$25,000	$2,494,602
Tower	$140,695	$2,042,780	$25,000	$2,208,475
Reciprocal Exchanges	5,563	280,564	-	286,127
Total, December 31, 2012, as restated	$146,258	$2,323,344	$25,000	$2,494,602

(1) $30.3 million of the $77.0 million Other invested assets reported on the consolidated balance sheet at June 30, 2013 is reported at fair value. The remaining $46.7 million of Other invested assets is reported under the equity method of accounting or at amortized cost.

(2) $25.0 million of the $57.8 million Other invested assets reported on the consolidated balance sheet at December 31, 2012 is reported at fair value. The remaining $32.8 million of Other invested assets is reported under the equity method of accounting or at amortized cost.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2013, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, the Company used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, the Company used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.

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

Substantially all of the portfolio valuations at June 30, 2013, classified as Level 1 or Level 2 in the above table are priced by utilizing the services of several independent pricing services that provide the Company with a price quote for each security. There were no adjustments made to the prices obtained from the independent pricing sources and dealers on securities classified as Level 1 or Level 2.

In 2013 and 2012, there were no transfers of investments between Level 1 and Level 2 or between Level 2 and Level 3.

The fair values of the interest rate swaps were derived using an industry standard swap valuation model with market based inputs for swaps having similar characteristics.

The fair values of the debt and equity securities sold, not yet purchased were derived using quoted prices for similar securities in active markets. These instruments resulted in net realized gains of $0.7 million and $0.8 million for the three and six months ended June 30, 2013, respectively.

The Company holds five securities which are reported in other invested assets and have been classified as Level 3 of the fair value hierarchy. Management utilizes a discounted cash flow analysis to derive the fair values. For one security, which matures in 2015 and whose cash flows are supported by underlying short-term loans, the significant unobservable inputs include the underlying short-term loans’ probability of default and loss severity, and a discount for the security’s lack of marketability. Increases in the probability of default and loss severity assumptions (which generally move directionally with each other) would have the effect of decreasing the fair value of this security. The Company obtains credit ratings on the underlying short-term loans quarterly and considers these ratings when updating its assumptions. A second security is an equity instrument which entitles the Company to residual interests of a finite life special purpose vehicle. The significant unobservable inputs include the estimated losses to be incurred by the vehicle and the equity instrument’s lack of marketability. The Company obtains quarterly financial data from the vehicle and evaluates the estimated incurred loss figure. An increase in the vehicle’s estimated incurred losses would have the effect of decreasing the instrument’s fair value. The remaining three securities are preferred equity interests in limited partnerships that invest in leisure hotels. The preferred interests pay a stated quarterly dividend with residual equity incentives payable after the General Partner’s minimum return thresholds are met. The significant unobservable inputs include the market discount rate and the instruments’ lack of marketability. The three preferred equity interest investments closed in the latter part of June 2013, and were therefore carried at their original cost as of June 30, 2013.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the changes in Level 3 assets measured at fair value for the three months ended June 30, 2013 and 2012 for Tower (the Reciprocal Exchanges have no Level 3 assets):

			Three Months Ended
			June 30,
($ in thousands)			2013	2012
Beginning balance, April 1,		$	25,000	$24,914
Total gains (losses)-realized / unrealized
Included in net income			-	86
Included in other comprehensive income (loss)			-	-
Purchases, issuances and settlements			5,250	-
Net transfers into (out of) Level 3			-	-
Ending balance, June 30,	$		30,250	$25,000

The following table summarizes the changes in Level 3 assets measured at fair value for the six months ended June 30, 2013 and 2012 for Tower (the Reciprocal Exchanges have no Level 3 assets):

		Six Months Ended
		June 30,
($ in thousands)		2013	2012
Beginning balance, January 1	$	25,000	$25,000
Total gains (losses)-realized / unrealized - included in net income		-	-
Included in other comprehensive income (loss)		-	-
Purchases, issuances and settlements		5,250	-
Net transfers into (out of) Level 3		-	-
Ending balance, June 30,	$	30,250	$25,000

Note 9 – Loss and Loss Adjustment Expense

The following table provides a reconciliation of the beginning and ending consolidated balances for unpaid losses and loss adjustment expense (“LAE”) for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013			2012
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total
Balance at January 1, as restated	$1,759,888	$135,791	$1,895,679	$1,495,839	$136,274	$1,632,113
Less reinsurance recoverables on unpaid losses	(407,068)	(52,389)	(459,457)	(280,968)	(11,253)	(292,221)
	1,352,820	83,402	1,436,222	1,214,871	125,021	1,339,892
Net reserves, at fair value, of acquired entities	161,886	-	161,886	-	-	-
Incurred related to:
Current year	451,020	57,688	508,708	487,837	57,430	545,267
Prior years unfavorable/(favorable) development	326,749	167	326,916	78,254	(6,253)	72,001
Total incurred	777,769	57,855	835,624	566,091	51,177	617,268
Paid related to:
Current year	164,774	36,669	201,443	153,792	31,369	185,161
Prior years	359,786	10,221	370,007	313,400	30,943	344,343
Total paid	524,560	46,890	571,450	467,192	62,312	529,504
Net balance at end of period	1,767,915	94,367	1,862,282	1,313,770	113,886	1,427,656
Add reinsurance recoverables on unpaid losses	665,172	24,897	690,069	254,516	19,661	274,177
Balance at June 30,	$2,433,087	$119,264	$2,552,351	$1,568,286	$133,547	$1,701,833

The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 133.8% and 76.0% for the three months ended June 30, 2013 and 2012, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 142.7% and 77.3% for the three months ended June 30, 2013 and 2012, respectively.

The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 99.4% and 70.1% for the six months ended June 30, 2013 and 2012, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 102.7% and 71.1% for the six months ended June 30, 2013 and 2012, respectively.

Incurred losses and LAE for the six months ended June 30, 2013 attributable to events of prior years were $326.9 million including the Reciprocal Exchanges and $326.7 million excluding the Reciprocal Exchanges. Excluding the Reciprocal Exchanges, $171.9 million of the prior year reported loss was associated with development in Specialty Insurance and

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Reinsurance and $163.6 million was associated with Commercial, partially offset by $8.8 million of favorable development in Personal. Reserve strengthening arose primarily from accident years 2008-2011 within the workers’ compensation, CMP liability, other liability and commercial auto liability lines of business offset by small amount of favorable loss development from more recent years within the short tail property lines of business. The Company recognized in the second quarter of 2013 that the higher than expected reported loss development it had been experiencing had become a trend. In response to this recognition, the Company performed a comprehensive update to the internal reserve study to respond to higher than expected reported losses and to update the actuarial assumptions within the study. In conjunction with its comprehensive internal review, the Company also retained its consulting actuary to perform an independent reserve study covering lines of business comprising over 90% of the Company’s loss reserves.

For these four casualty lines of business, the total amount of actual versus expected loss development observed during the first six months of 2013 was $127.1 million on a net basis. The Company updated the reported loss development triangles and other data used in the underlying reserve analysis to reflect this development and noted that more recent data diagonals indicated a need to increase loss development factors and other actuarial assumptions (for example initial expected loss ratios and net to gross ratios) used to estimate ultimates for the casualty lines of business. As a result of changes in the underlying actuarial assumptions, ultimates for casualty lines of business increased by an additional $201.1 million on a net basis. The increase in ultimates for the casualty lines of business was offset by $0.9 million decrease in ultimates within the short-tail property lines of business.

For the six months ended June 30, 2013, by line of business, ultimate loss estimates for prior accident years have primarily increased by $122.1 million for workers’ compensation, $89.2 million for commercial package liability, $74.4 million for commercial auto liability and $42.6 million for Other Liability.

Incurred losses and LAE for the six month ended June 30, 2012 attributable to events of prior years were $72.0 million. Excluding the Reciprocal Exchanges, the incurred losses and LAE from prior accident years were $78.3 million. During the second quarter of 2012, the Company performed a comprehensive reserve study to respond to higher than expected reported losses observed in the first and second quarters of 2012, resulting in increases in ultimate loss estimates of $35.6 million within Commercial and $38.4 million in Specialty and Reinsurance Insurance. $4.3 million of the increase pertained to Personal Insurance. The reserve strengthening was comprised of approximately $39 million in workers’ compensation, $22 million in commercial automobile liability, and smaller changes in other lines. Approximately $51 million of the reserve strengthening pertained to various programs, many of which have been terminated.

Prior year development is based upon numerous estimates by line of business and accident year. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

Included in the reserves for the loss and LAE reserves at June 30, 2013 and December 31, 2012 are $9.8 million and $8.4 million, respectively, of tabular and non-tabular reserve discount for workers’ compensation and excess workers’ compensation claims.

As of June 30, 2013 the Company had $17.0 million of unamortized reserve for risk premium related to the Merger Transaction. The reserve for risk premium is included in unpaid losses and LAE. The Company recorded $2.2 million of amortization related to the reserve for risk premium for the six months ended June 30, 2013. There was no unamortized reserve for risk premium recorded as of December 31, 2012.

As disclosed in “Note 1 – Nature of Business”, the Company performed a comprehensive update of its liability for unpaid claims and claims adjustment expenses at June 30, 2013, and was assisted in this review by an independent actuarial consulting firm. In response to its material weakness in internal controls over financial reporting related to loss reserves, the Company will continue to utilize the services of the independent actuarial firm in the Company’s ongoing analyses. Additional reviews of the Company’s loss reserves as of September 30, 2013 are underway, and are expected to be completed in the next several weeks. Substantial additional analysis of the preliminary information is required before a determination can be made as to the impacts, if any, on the Company’s loss reserves.

Note 10—Shareholders’ Equity

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

For both the three and six months ended June 30, 2013, 2,674 new common shares were issued as the result of employee stock option exercises. For the three and six months ended June 30, 2013, 2,333 and 242,626 new common shares, respectively, were issued after the Merger Transaction as the result of the Company’s restricted stock grants. For the three and six months ended June 30, 2012, no new common shares were issued as the result of employee stock option exercises. For the three and six months ended June 30, 2012, zero and 363,894 new common shares, respectively, (adjusted for the 1.1330 conversion ratio), were issued as the result of restricted stock grants.

For the three and six months ended June 30, 2013, 891 and 341,598 shares, respectively, of common stock were purchased from employees in connection with the vesting of restricted stock issued under the 2008 Long Term Equity Compensation Plan (the “Plan”). For the three and six months ended June 30, 2012, 561 and 110,304 shares, respectively, (adjusted for the 1.1330 conversion ratio), of common stock were purchased from employees in connection with the vesting of restricted stock issued under the Plan. The shares were withheld at the direction of employees as permitted under the Plan in order to pay the expected amount of tax liability owed by the employees from the vesting of those shares. In addition, for the three and six months ended June 30, 2013, 7,167 and 14,015 shares, respectively, of common stock were surrendered as a result of restricted stock forfeitures. For the three and six months ended June 30, 2012, 5,022 and 9,874 shares, respectively, (adjusted for the 1.1330 conversion ratio) of common stock were surrendered as a result of restricted stock forfeitures.

In connection with the Merger Transaction, all Treasury shares held by TGI as of the effective date of the Merger Transaction were cancelled. There were 8,058 Treasury shares of the Company held at June 30, 2013.

Share Repurchase Program

As part of Tower’s capital management strategy, Tower’s Board of Directors approved a $50 million share repurchase program on May 7, 2013. Purchases under this program can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. In the six months ended June 30, 2013, no shares of common stock were purchased under this program. TGI’s previously approved share repurchase program expired in March 2013.

Dividends Declared

Dividends on common stock and participating unvested restricted stock of $9.5 million and $7.3 million for the three months ended June 30, 2013 and 2012, respectively, were declared and paid. Dividends on common stock and participating unvested restricted stock of $16.7 million and $14.7 million for the six months ended June 30, 2013 and 2012, respectively, were declared and paid.

On August 6, 2013, the Board of Directors approved a quarterly dividend of $0.165 per share which was paid on September 20, 2013 to shareholders of record as of September 9, 2013.

The quarterly dividend of $0.165 per share is equivalent to TGI’s historical quarterly dividend of $0.1875 per share adjusted for the conversion ratio of 1.1330 resulting from the Merger Transaction.

Note 11—Accumulated Other Comprehensive Income

The following table provides a summary of changes in accumulated other comprehensive income, by component, for the six months ended June 30, 2013, with all amounts reflected net of income taxes and noncontrolling interest:

($ in thousands)	Unrealized gains (losses) on available for sale securities	Gains (losses) on cash flow hedges	Cumulative translation adjustments	Total
Balance at December 31, 2012, as restated	$87,412	$(5,860)	$1,204	$82,756
Other comprehensive income before reclassifications, net of tax	(71,210)	1,406	(2,382)	(72,186)
Amounts reclassified from accumulated other comprehensive income, net of tax	(2,594)	1,084	-	(1,510)
Net current period other comprehensive income	(73,804)	2,490	(2,382)	(73,696)
Balance at June 30, 2013	$13,608	$(3,370)	$(1,178)	$9,060

The following provides a summary of the items that have been reclassified from accumulated other comprehensive income to net income in their entirety during the six months ended June 30, 2013, including the line item on the consolidated statement of operations on which the impact is reflected. Unrealized gains (losses) on available for sale securities are reclassified from accumulated other comprehensive income when a security is sold or when a non-credit impairment is recorded. Gains (losses) on cash flow hedges are reclassified from accumulated other comprehensive income when the related hedged item (subordinated debentures floating rate interest payments) are recorded in the statement of operations.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

($ in thousands)
Accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive income	Affected line item in the consolidated statement of operations
Unrealized gains (losses) on available for sale securities	$(2,594)	Other net realized investment gains
	-	Income tax expense

	$(2,594)	Total net of income taxes

Gains (losses) on cash flow hedges interest rate swaps	$1,084	Interest expense
	-	Income tax expense

	$1,084	Total net of income taxes

Note 12—Debt

The Company’s borrowings consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility	$70,000	$70,000	$70,000	$70,000
Convertible senior notes	146,166	158,243	144,673	152,063
Subordinated debentures	235,058	240,010	235,058	232,678
Total	$451,224	$468,253	$449,731	$454,741

The fair value of the convertible senior notes is determined utilizing recent transaction prices for these securities between third-party market participants. The fair value of the subordinated debentures is based on discounted cash flow analysis. The significant inputs used for fair value are considered Level 2 in the fair value hierarchy.

Total interest expense incurred, including interest expense on the funds held liabilities, was $7.6 million and $7.9 million for the three months ended June 30, 2013 and 2012, respectively. Total interest expense incurred, including interest expense on the funds held liabilities, was $15.4 million and $16.5 million for the six months ended June 30, 2013 and 2012, respectively.

Subordinated Debentures

The Company and its wholly-owned subsidiaries have issued trust preferred securities through wholly-owned Delaware statutory business trusts. The trusts use the proceeds of the sale of the trust preferred securities and common securities that the Company acquired from the trusts to purchase junior subordinated debentures from the Company with terms that match the terms of the trust preferred securities. Interest on the junior subordinated debentures and the trust preferred securities is payable quarterly. In some cases, the interest rate is fixed for an initial period of five years after issuance and then floats with changes in the London Interbank Offered Rate (“LIBOR”) and in other cases the interest rate floats with LIBOR without any initial fixed-rate period. As of June 30, 2013, The Company had outstanding par of $235.1 million relating to the subordinated debentures.

Interest Rate Swaps

In October 2010, the Company entered into interest rate swap contracts (the “Swaps”) with $190 million notional value to manage interest costs and cash flows associated with the floating rate subordinated debentures. The Swaps have terms of five years. The Swaps convert the subordinated debentures to rates ranging from 5.1% to 5.9%. As of June 30, 2013 and December 31, 2012, the Swaps had a fair value of $6.8 million and $9.0 million in a liability position, respectively, and are reported in Other Liabilities.

The Company has designated and accounts for the Swaps as cash flow hedges. The Swaps are considered to have no ineffectiveness and changes in their fair values are recorded in accumulated other comprehensive income (“AOCI”), net of tax. For the six months ended June 30, 2013 and 2012, $1.1 million and $0.8 million, respectively, were reclassified from AOCI to interest expense for the effects of the hedges. As of June 30, 2013, the Company had collateral on deposit with the counterparty amounting to $6.9 million pursuant to a Credit Support Annex.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The adjusted conversion rate at June 30, 2013 is 42.3690 shares of common stock per $1,000 principal amount of the Notes (equivalent to a conversion price of $23.60 per share), subject to further adjustment upon the occurrence of certain events, including the following: if Tower issues shares of common stock as a dividend or distribution on shares of the common stock , or if Tower effects a share split or share combination; if Tower issues to all or substantially all holders of common stock any rights, options or warrants entitling them, for a period of not more than 45 calendar days after the announcement date of such issuance, to subscribe for or purchase shares of the common stock at a price per share that is less than the average of the last reported sales price of the common stock for the ten consecutive trading day period ending on the date of announcement of such issuance; if Tower distributes shares of its capital stock, other indebtedness, other assets or property of Tower or rights, options or warrants to acquire capital stock or other securities of Tower, to all or substantially all holders of capital stock; if any cash dividend or distribution is made to all or substantially all holders of the common stock, other than a regular quarterly cash dividend that does not exceed $0.110 per share; if Tower makes a payment in respect of a tender offer or exchange offer for common stock, and the cash and value of any other consideration included in the payment per share of common stock exceeds the last reported sale price of the common stock on the trading day next succeeding the last day on which the tenders or exchange may be made.

As a result of the Merger Transaction, it was determined that a fundamental change occurred that would permit the debt holders to tender their bonds to the Company at par plus any accrued and unpaid interest or to convert such debt. Notice of the fundamental change was sent to the debt holders on March 22, 2013, and such notice permitted the debt holders to redeem or convert the securities until April 26, 2013. There were no bonds tendered or converted as a result of the fundamental change.

The proceeds from the issuance of the Notes were allocated to the liability component and the embedded conversion option, or equity component. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). After considering the contractual interest payments and amortization of the original issue discount, the Notes’ effective interest rate is 7.2%. Transaction costs of $0.4 million associated with the equity component were netted with the equity component in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $5.9 million for the six months ended June 30, 2013.

The following table shows the amounts recorded for the Notes as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
($ in thousands)	2013	2012
Liability component
Outstanding principal	$150,000	$150,000
Unamortized OID	(3,834)	(5,327)
Liability component	146,166	144,673
Equity component, net of tax	$7,469	$7,469

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

In March 2013, as a result of the Merger Transaction, the Company terminated the Note Hedges and Warrants. The Company received $2.4 million and paid $1.0 million to terminate the Note Hedges and Warrants, respectively. The effects of the terminations and an associated tax adjustment of $0.8 million were recorded directly to paid-in-capital in shareholders’ equity.

Note 13—Stock Based Compensation

2008 Long-Term Equity Compensation Plan (“2008 LTEP”)

In 2008, the Company’s Board of Directors adopted and its shareholders approved the 2008 LTEP, which amended and revised the 2004 Long-Term Equity Compensation Plan.

The 2008 LTEP provides for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), stock appreciation rights (“SARs”), restricted stock and restricted stock unit awards, performance shares and other cash or share-based awards. The maximum amount of share-based awards authorized is 2,325,446 of which 30,376 are available for future grants as of June 30, 2013.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

2013 Long-Term Incentive Plan (“2013 LTIP”)

The Compensation Committee of the Board of Directors has established, beginning in 2013 a new Long Term Incentive Plan (the “2013 LTIP”), to replace the Company’s existing 2008 Long Term Equity Compensation Plan. The 2013 LTIP was approved by the shareholders in May 2013. The maximum amount of share-based awards authorized is 2,150,000 of which 2,147,531 are available for future grants as of June 30, 2013.

Restricted Stock

The following table provides an analysis of restricted stock activity for the six months ended June 30, 2013 and 2012 (historical share counts and fair values have been adjusted for the 1.1330 share conversion ratio, as discussed more fully in “Note 4 – Merger Transaction”):

	Six Months Ended June 30,
	2013		2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1	1,015,902	$20.19	1,120,091	$20.69
Granted	242,626	18.09	363,894	20.37
Vested	(953,242)	20.43	(439,734)	21.07
Forfeitures	(14,015)	19.26	(9,874)	20.83
Outstanding, June 30,	291,271	$17.68	1,034,377	$20.38

On March 13, 2013, 525,548 shares vested as a result of the Merger Transaction.

Stock Options

The following table provides an analysis of stock option activity for the six months ended June 30, 2013 and 2012 (historical share counts and fair values have been adjusted for the 1.1330 share conversion ratio, as discussed more fully in “Note 4 – Merger Transaction”):

	Six Months Ended June 30,
	2013		2012
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, January 1	969,307	$17.78	969,315	$17.78
Exercised	(2,674)	16.48	-	-
Forfeitures and expirations	(7,657)	17.72	-	-
Outstanding, June 30	958,976	$17.78	969,315	$17.78
Exercisable, June 30	958,976	$17.78	969,315	$17.78

Stock Based Compensation Expense

The following table provides an analysis of stock based compensation expense for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
($ in thousands)	2013	2012
Restricted stock
Expense, net of tax	$8,204	$896
Value of shares vested	21,042	8,576
Value of unvested shares	5,974	19,257
Stock options
Intrinsic value of outstanding options	3,471	1,632
Intrinsic value of vested outstanding options	3,471	1,632
Unrecognized compensation expense
Unvested restricted stock, net of tax	5,974	12,791
Weighted average years over which expense will be recognized	3.6	2.5

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 14—Income Taxes

Under current Bermuda Law the Company is not required to pay any taxes on Bermuda based income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event of such taxes being imposed, the Company will be exempted from taxation until the year 2035 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company’s United States-based subsidiaries are subject to federal, state and local taxes, as applicable, on income and capital gains earned by those subsidiaries.

The Company and TRL, its Bermuda reinsurance subsidiary, are deemed to have permanent establishments in Bermuda. The Bermuda companies have not and do not expect to conduct business that is through a permanent establishment in the U.S. All transactions between Tower’s U.S.-based subsidiaries and the Bermuda companies are subject to transfer pricing rules. The Company has executed certain reinsurance treaties and service agreements between its U.S.-based subsidiaries and TRL and management believes these arrangements to be conducted at current market rates and in accordance with transfer pricing rules.

During the three and six months ended June 30, 2013, Tower’s U.S. taxed subsidiaries (excluding the Reciprocal Exchanges) recognized pre-tax losses of approximately $493.8 million and $509.3 million, respectively. This resulted in $111.0 million of net operating loss carryforwards in the deferred tax inventory and a net deferred tax asset, before any valuation allowance, of $141.5 million (excluding the Reciprocal Exchanges) as of June 30, 2013. Including the Reciprocal Exchanges, the net deferred tax asset, before any valuation allowance, was $134.5 million.

At June 30, 2013, a full valuation allowance was recorded against the deferred tax assets. In the second quarter of 2013

$113.9 million of the valuation allowance was recorded in income tax expense (benefit) in the statement of operations and $25.8 million was recorded in other comprehensive income as a direct charge to shareholder’s equity (as a component of accumulated other comprehensive income).

Management in its judgment concluded that a full valuation allowance was required for Tower’s U.S. taxed subsidiaries after its consideration of the cumulative three-year pre-tax loss in its U.S. taxed subsidiaries resulting from certain second quarter 2013 events and the 2012 pre-tax loss of $61.3 million. In the second quarter of 2013, the following items contributed significantly to pre-tax losses in Tower’s U.S. taxed subsidiaries: (i) $325.6 million of prior year reserve strengthening was recorded, of which $149.7 million related to Tower’s U.S. taxed subsidiaries, and (ii) a $214.0 million goodwill impairment charge, of which $185.9 million related to Tower’s U.S. taxed subsidiaries. Management believes that the negative evidence associated with the realizability of its net deferred tax asset, including the cumulative three-year pre-tax loss, the prior year adverse reserve development recorded in 2012 and 2013, and the effects of Hurricane Irene in 2011 and Superstorm Sandy in 2012 outweighed the positive evidence that the deferred tax assets, including the net operating loss carryforward, would be realized, and recorded the full valuation allowance.

The Company’s effective tax rates of 0.4% and 0.7% for the three and six months ended June 30, 3013, respectively, reflect the recording of the full valuation allowance in the second quarter of 2013. Prior to the second quarter of 2013, Tower calculated an estimated annual effective tax rate on its U.S. taxed subsidiaries that differed from the U.S. statutory rate due to costs associated with tax exempt interest and dividends received deductions.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. Tower incurred $6.3 million of federal excise tax in 2013.

Note 15—Earnings (Loss) per Share

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

The following table shows the computation of the earnings per share (historical earnings per share amounts have been adjusted for the 1.1330 share conversion ratio in connection with the Merger Transaction):

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amounts)	2013	2012	2013	2012
Numerator
Net income (loss) attributable to Tower Group International, Ltd.	$(507,342)	$(16,809)	$(494,425)	$2,356
Less: Allocation of income for unvested participating restricted stock	-	-	-	-
Less: Dividends on unvested participating restricted stock	(48)	(173)	(215)	(347)
Net income available to common shareholders - Basic	(507,390)	(16,982)	(494,640)	2,009
Reallocation of income for unvested participating restricted stock	-	-	-	-
Net income available to common shareholders - Diluted	(507,390)	(16,982)	(494,640)	2,009
Denominator
Basic earning per share denominator	57,135	43,289	51,487	43,340
Effect of dilutive securities	-	-	-	70
Diluted earnings per share denominator	57,135	43,289	51,487	43,410
Earnings (loss) per share attributable to Tower Group International, Ltd. - Basic
Common stock:
Distributed earnings	$0.17	$0.17	$0.34	$0.34
Undistributed earnings	$(9.05)	$(0.56)	$(9.95)	$(0.29)
Total	$(8.88)	$(0.39)	$(9.61)	$0.05
Earnings (loss) per share attributable to Tower Group International, Ltd. - Diluted	$(8.88)	$(0.39)	$(9.61)	$0.05

The computation of diluted earnings (loss) per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For the three and six months ended June 30, 2013, 958,980 and, 958,980, respectively, options to purchase Company shares were excluded from the computation of diluted earnings (loss) per share because the exercise price of the options was greater than the average market price. For the three and six months ended June 30, 2012, 969,310 and, 190,500, respectively, options to purchase Company shares were excluded from the computation of diluted earnings (loss) per share because the exercise price of the options was greater than the average market price.

Note 16—Statutory Financial Information

The Company is required to maintain minimum capital and surplus for each of its insurance subsidiaries. Management determined the minimum capital and surplus requirements for its U.S. based insurance subsidiaries to be at a level above “Company Action Level.”

Company Action Level is a calculated capital and surplus number using a risk-based formula adopted by the state insurance regulators. The basis for this formula is the NAIC’s risk-based capital (RBC) system and is designed to measure the adequacy of U.S. regulated insurer’s statutory capital and surplus compared to risks inherent in its business. If an insurance entity falls into Company Action Level, its management is required to submit a comprehensive financial plan that identifies the conditions that contributed to the financial condition. This plan must contain proposals to correct the financial problems and provide projections of the financial condition, both with and without the proposed corrections. The plan must also outline the key assumptions underlying the projections and identify the quality of, and problems associated with, the underlying business. Depending on the level of actual capital and surplus in comparison to the Company Action Level, the state insurance regulators could increase their regulatory oversight, restrict the placement of new business, or place the company under regulatory control. Bermuda based insurance entity’s minimum capital and surplus requirements are calculated from a solvency formula prescribed by the BMA.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The funding of the trust to support TICNY’s reinsurance recoverable has not yet occurred and requires approval by the Bermuda regulator. The Company can provide no assurance that it will be successful in finalizing the business combination or in funding the trust. If the trust funding is not approved, 1) the statutory capital of TICNY would be at a level that the New York Department of Financial Services could place TICNY under regulatory control; and 2) Tower Group, Inc. could violate the revised debt covenants of the bank credit facility at December 31, 2013, which violation, if not waived, would result in a cross default of our convertible notes. Statutory capital and surplus would be further reduced by whatever amounts are due from CastlePoint Re or from TRL that are not supported by assets held in trust. At June 30, 2013, all other U.S. based insurance subsidiaries maintained capital and surplus above company action level.

As of June 30, 2013, TRL had capital and surplus that did not meet the minimum capital and surplus requirements of the BMA.

The Company has discussed with the BMA its intention to combine a substantial portion of the business and the capital of CastlePoint Re with TRL. Through this combination, management believes that the combined entity’s capital would meet the minimum capital and surplus thresholds determined by the BMA. The Company is currently developing this plan and expects to deliver this plan to its Bermuda regulators in the next several weeks. The Company cannot provide assurance that it will be successful in pursuing this alternative. Should the business combination not be approved, TRL would be operating at a capital level that is below the regulatory minimums as designated by the BMA. As such, TRL may be subject to significant additional regulatory oversight or, in the event that such oversight did not satisfy the BMA, placed into liquidation.

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

In addition, U.S. state insurance regulations restrict the ability of our insurance subsidiaries to pay dividends to Tower Group International, Ltd. as their ultimate parent (the “Holding Company”). Generally dividends may only be paid out of earned surplus, and the amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. As of June 30, 2013, no dividends may be paid to the Holding Company without the approval of the state regulators or BMA, as appropriate.

Note 17—Segment Information

The accounting policies of the segments are the same as those described in TGI’s summary of significant accounting policies in its Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2012.

As disclosed in “Note 1 – Nature of Business”, the Company revised its business segments to present Commercial Insurance, Specialty Insurance and Reinsurance and Personal Insurance segments. The Company has restated prior period segments to be consistent with the current presentation.

Segment performance is evaluated based on segment profit, which excludes investment income, realized gains and losses, interest expense, income taxes and corporate expenses. Intangibles and goodwill are allocated to each of the segments. All other assets are not allocated to segments because the other assets are considered in total by management for decision-making purposes.

The Personal Insurance segment, which includes the Reciprocal Exchanges and the management companies, reports the management fees earned by Tower from the Reciprocal Exchanges for underwriting, investment management and other services as a reduction to other underwriting expenses. The effects of these management fees between Tower and the Reciprocal Exchanges are eliminated in consolidation to derive consolidated net income. However, the management fee income is reported in net income attributable to Tower Group International, Ltd. and included in basic and diluted earnings (loss) per share.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Business segment results are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2013	2012	2013	2012
Commercial Insurance Segment
Revenues
Premiums earned	$170,832	$193,793	$348,827	$381,651
Ceding commission revenue	(8,301)	(732)	(8,237)	(2,778)
Policy billing fees	1,422	1,390	2,792	2,903
Total revenues	163,953	194,451	343,382	381,776
Expenses
Loss and loss adjustment expenses	249,906	155,395	373,293	272,239
Underwriting expenses	66,614	63,832	129,383	128,245
Total expenses	316,520	219,227	502,676	400,484

Underwriting profit (loss)	$(152,567)	$(24,776)	$(159,294)	$(18,708)

Specialty Insurance and Reinsurance Segment
Revenues
Premiums earned	$122,211	$143,857	$251,999	$253,834
Ceding commission revenue	3,528	4,626	6,751	6,682
Total revenues	125,739	148,483	258,750	260,516
Expenses
Loss and loss adjustment expenses	248,466	125,814	321,442	210,408
Underwriting expenses	56,772	50,122	106,915	88,851
Total expenses	305,238	175,936	428,357	299,259

Underwriting profit (loss)	$(179,499)	$(27,453)	$(169,607)	$(38,743)

Personal Insurance Segment
Revenues
Premiums earned	$125,321	$122,503	$239,424	$244,826
Ceding commission revenue	12,044	6,186	22,908	11,339
Policy billing fees	1,899	1,610	3,679	3,231
Total revenues	139,264	130,299	266,011	259,396
Expenses
Loss and loss adjustment expenses	61,520	68,566	140,889	134,621
Underwriting expenses	63,709	56,164	121,696	107,617
Total expenses	125,229	124,730	262,585	242,238

Underwriting profit (loss)	$14,035	$5,569	$3,426	$17,158
Tower	$14,139	$9,376	$16,156	$21,213
Reciprocal Exchanges	(104)	(3,807)	(12,730)	(4,055)

Total underwriting profit (loss)	$14,035	$5,569	$3,426	$17,158

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table reconciles revenue by segment to consolidated revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2013	2012	2013	2012
Commercial Insurance segment	$163,953	$194,451	$343,382	$381,776
Specialty Insurance and Reinsurance segment	125,739	148,483	258,750	260,516
Personal Insurance segment	139,264	130,299	266,011	259,396
Total segment revenues	428,956	473,233	868,143	901,688
Net investment income	28,402	31,781	58,719	65,724
Net realized gains (losses) on investments, including other-than-temporary impairments	(2,034)	19	4,817	3,347
Corporate and other	5,194	1,359	5,322	1,856
Consolidated revenues	$460,518	$506,392	$937,001	$972,615
The following table reconciles the results of the Company’s individual segments to consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2013	2012	2013	2012
Commercial Insurance segment underwriting profit (loss)	$(152,567)	$(24,776)	$(159,294)	$(18,708)
Specialty Insurance and Reinsurance segment underwriting profit (loss)	(179,499)	(27,453)	(169,607)	(38,743)
Personal Insurance segment underwriting profit (loss)	14,035	5,569	3,426	17,158
Net investment income	28,402	31,781	58,719	65,724
Net realized gains on investments, including other-than-temporary impairments	(2,034)	19	4,817	3,347
Corporate and other	(2,297)	(1,809)	(5,239)	(4,173)
Acquisition-related transaction costs	(665)	(720)	(19,721)	(1,982)
Interest expense	(7,635)	(7,902)	(15,443)	(16,513)
Goodwill impairment	(214,049)	-	(214,049)	-
Equity income in unconsolidated affiliate	7,838	-	7,966	-
Income before income taxes	$(508,471)	$(25,291)	$(508,425)	$6,110

Note 18—Contingencies

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

Note 19—Subsequent Events

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

On October 11, 2013, the Company amended its Credit Facility to reduce its capacity from $220 million to $70 million and change its maturity date to May 30, 2014. See “Note 1 – Nature of Business” for additional information.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those described under “Risk Factors” and the following:

•

changes in our financial strength or credit ratings could impact our ability to write new business, the cost of, and our ability to obtain, capital or our ability to attract and retain brokers, agents and customers;

•	decreases in the capital and surplus of our insurance subsidiaries and their ability to meet minimum capital and surplus requirements;

•	changes in our ability to access our credit facilities or raise additional capital;

•	the implementation and effectiveness of our capital improvement strategy;

•	Tower’s ability to continue operating as a going concern;

•	changes in our ability to meet ongoing cash requirements and pay dividends;

•

greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	decreased demand for our insurance or reinsurance products;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	currently pending or future litigation or governmental proceedings;

•	developments that may delay or limit our ability to enter new markets as quickly as we anticipate;

•	loss of the services of any of our executive officers or other key personnel;

•	changes in acceptance of our products and services, including new products and services;

•	developments in the world’s financial and capital markets that could adversely affect the performance of our investments;

•	the effects of acts of terrorism or war;

•	changes in general economic conditions, including inflation, interest rates and other factors which could impact our performance and the performance of our investment portfolio;

•	changes in accounting policies or practices;

•	changes in legal theories of liability under our insurance policies;

•	changes in rating agency policies or practices;

•	declining demand for reinsurance due to increased retentions by cedents and other factors;

•	a lack of opportunities to increase writings in Tower’s reinsurance lines of business and in specific areas of the reinsurance market;

•	changes in the percentage of our premiums written that we cede to reinsurers;

•

changes in regulations or laws applicable to us, our subsidiaries, brokers or customers, including regulatory limitations and restrictions on the declaration and payment of dividends and capital adequacy standards;

•	the Bermudian regulatory system, and potential changes thereto;

•	risks and uncertainties associated with technology, data security or outsourced services that could negatively impact our ability to conduct our business or adversely impact our reputation;

•	the effects of mergers, acquisitions or divestitures; and

•	disruptions in Tower’s business arising from the integration of acquired businesses into Tower and the anticipation of potential or pending acquisitions or mergers.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist readers in understanding the interim consolidated results of operations and financial condition of Tower Group International, Ltd. and its subsidiaries (the “Company” or “Tower”) and should be read in conjunction with the interim consolidated financial statements and notes thereto included under Part I, Item 1 of this Form 10-Q, as well as the MD&A contained in Tower’s Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2012. References to “we,” “our,” “us” or similar terms refer to the business of Tower.

Tower is a global, diversified insurance company that offers a broad range of commercial, specialty and personal property and casualty insurance products and services through its subsidiaries to businesses in various industries and to individuals. On March 13, 2013, the Company and Tower Group, Inc. (“TGI”) completed a merger transaction under which the Company, formerly known as Canopius Holdings Bermuda Limited, was re-named Tower Group International, Ltd. and became the ultimate parent company of TGI (“Merger Transaction”). The Merger Transaction was accounted for as a reverse acquisition, under which TGI was identified and treated as the accounting acquirer. As such, the Company’s unaudited consolidated financial statements include the accounts and operations of TGI and its insurance subsidiaries, managing general agencies and management companies as its historical financial statements with the results of Tower Group International, Ltd., as accounting acquiree, being included from March 13, 2013 forward. In connection with the Merger Transaction, we now have an international platform with access to the U.S., Bermuda and the Lloyd’s of London (“Lloyd’s”) markets. See further discussion under “Merger Transaction” below and in “Note 4 - Merger Transaction” to the consolidated financial statements included under Part I, Item 1 of this Form 10-Q.

We provide coverage for many different market sectors, including non-standard risks that do not fit the underwriting criteria of standard risk carriers due to factors such as type of business, location and premium per policy. We provide these products both on an admitted and excess and surplus (“E&S”) basis. Effective with the Merger Transaction, we have retained a net economic interest in the 2010, 2011 and 2012 underwriting years of account of Lloyd’s Syndicate 4444 in the form of participation via quota share reinsurance arrangements for each year. Syndicate 4444 underwrites a number of risks globally including those pertaining to certain open market commercial, marine and energy and other specialty property and casualty exposures.

Due to the recently completed Merger Transaction, the Company changed the presentation of its segment reporting in the second quarter of 2013. This change in presentation reflects the way management organizes the Company for making operating decisions and assessing profitability. The prior period segment disclosures have been adjusted to conform to the revised presentation. Each of these new segments is described below.

•

Commercial Insurance (“Commercial”) segment offers a broad range of standard commercial lines property and casualty insurance products to businesses distributed through a network of retail and wholesale agents on both an admitted and non-admitted basis;

•

Specialty Insurance and Reinsurance (“Specialty Insurance and Reinsurance”) segment offers (i) specialty commercial lines property casualty insurance products distributed through program underwriting agents and (ii) assumed reinsurance; and

•

Personal Insurance (“Personal”) segment offers a broad range of personal lines property and casualty insurance products to individuals distributed through a network of retail and wholesale agents. Also included in the Personal Insurance segment are the results of the Reciprocal Exchanges.

Highlights

Three And Six Months Ended June 30, 2013 Consolidated Results of Operations

•

Net loss attributable to Tower Group International, Ltd. of $(507.3) million, or $(8.88) diluted per share, and $(494.4) million or $(9.61) diluted per share, for the three and six months ended June 30, 2013, respectively;

•	Net earned premium of $418.4 million and $840.3 million, for the three and six months ended June 30, 2013, respectively;

•

Loss and loss adjustment expenses of $559.9 million and $835.6 million, for the three and six months ended June 30, 2013, respectively. $326.7 million of these losses are from reserve strengthening associated with prior accident years; and

•	Goodwill impairment charge of $214.0 million.

The second quarter of 2013 statement of operations includes an increase in its loss and loss adjustment expense reserves of $326.7 million excluding the Reciprocal Exchanges relating to reserve strengthening associated with losses from prior accident years. This adverse loss development arose primarily from accident years 2008-2011 within the workers’ compensation, commercial multi-peril liability (“CMP”), other liability and commercial auto liability lines of business offset to some degree by favorable loss development from more recent years within the short tail property lines of business. In the second quarter of 2013, the Company performed a comprehensive update to its internal reserve study, in response to continued observance in the second quarter of 2013 of higher than expected reported loss development. In conjunction with its comprehensive internal review, the Company also retained its consulting actuary to perform an independent reserve study covering lines of business comprising over 90% of the Company’s loss reserves. Since 2010, the Company has changed the mix of business by reducing the amount of program and middle market workers’ compensation and liability business that it underwrites. For additional detail of this reserve charge by accident year, business segment and line of business please see “Note 9 - Loss and Loss Adjustment Expense”.

The reserve strengthening was viewed by the Company as an event or circumstance that required the Company to perform a detailed quantitative analysis of whether its recorded goodwill was impaired. After performing the quantitative analysis, it was determined that $214.0 million of goodwill, which represents all of the goodwill allocated to the Commercial Insurance reporting unit, was impaired. Accordingly, the consolidated statement of operations in the second quarter of 2013 includes a non-cash charge of $214.0 million associated with the write-down of goodwill. See “Note 5 – Goodwill and Intangible Assets” for additional detail on the Goodwill impairment.

As a result of the reserve strengthening, the Company is expecting its U.S. based operations to have a pre-tax loss for 2013, which would result in a three-year cumulative loss position on its U.S. Subsidiaries. After considering this negative evidence and uncertainty regarding the Company’s ability to generate sufficient future taxable income in the United States, the Company concluded that it should not recognize any net deferred tax assets (comprised principally of net operating loss carryforwards). The second quarter results of operations include a charge of $113.9 million to provide a valuation allowance against the Company’s deferred tax assets, as well as a charge of $25.8 million in accumulated other comprehensive income, to offset the income tax benefits associated with second quarter pre-tax losses. See “Note 14 - Income Taxes” for more detail on the valuation allowance.

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

The first agreement was between Tower Insurance Company of New York (“TICNY”) on its behalf and on behalf of each of its pool participants and Arch. Under this multi-line quota share agreement, TICNY will cede 17.5% on a quota share certain commercial automobile liability, commercial multi-peril property, commercial multi-peril liability and brokerage other liability (mono line liability) businesses. The agreement covers losses occurring on or after July 1, 2013 for policies in-force as at June 30, 2013 and policies written or renewed from July 1, 2013 to December 31, 2013. The agreement has a special termination clause whereby either party may terminate the agreement upon the occurrence of certain circumstances, including an A.M. Best financial strength rating downgrade to below A-. As noted below, A.M. Best downgraded Tower’s financial strength rating to B++. Neither party has provided notice to terminate the agreement.

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

In addition, one of Tower’s ceding companies requested, as a result of contractual provisions, that $26.3 million of additional collateral be provided to support the recoverability of their reinsurance receivable from Tower. The $26.3 million was funded in October 2013. Tower’s U.S. based insurance subsidiaries are also required to post collateral for various statutory purposes, and such requests are received from time to time from various regulatory authorities.

Statutory Capital

The Company is required to maintain minimum capital and surplus for each of its insurance subsidiaries.

U.S. based insurance companies are required to maintain capital and surplus above Company Action Level, which is a calculated capital and surplus number using a risk-based formula adopted by the state insurance regulators. The basis for this formula is the National Association of Insurance Commissioners’ (“NAIC’s”) risk-based capital (“RBC”) system and is designed to measure the adequacy of U.S. regulated insurer’s statutory capital and surplus compared to risks inherent in its business. If an insurance entity falls into Company Action Level, its management is required to submit a comprehensive financial plan that identifies the conditions that contributed to the financial condition. This plan must contain proposals to correct the financial problems and provide projections of the financial condition, both with and without the proposed corrections. The plan must also outline the key assumptions underlying the projections and identify the quality of, and problems associated with, the underlying business. Depending on the level of actual capital and surplus in comparison to the Company Action Level, the state insurance regulators could increase their regulatory oversight, restrict the placement of new business, or place the company under regulatory control. Bermuda based insurance entities minimum capital and surplus requirements are calculated from a solvency formula prescribed by the Bermuda Monetary Authority (the “BMA”).

As of June 30, 2013, Tower Reinsurance, Ltd. (“TRL”), one the Company’s two Bermuda-based reinsurers had capital and surplus that did not meet the minimum capital and surplus requirements of the BMA.

The Company has discussed with the BMA its intention to combine a substantial portion of the business and the capital of CastlePoint Reinsurance Company, (“CastlePoint Re”) the company’s other Bermuda based reinsurer, with TRL. Through this combination, management believes that the combined entity’s capital would meet the minimum capital and surplus thresholds determined by the BMA. The Company is currently developing this plan and expects to deliver this plan to its Bermuda regulators in the next several weeks. The Company cannot provide assurance that it will be successful in pursuing this alternative. Should the business combination not be approved, TRL would be operating at a capital level that is below the regulatory minimums as designated by the BMA. As such, TRL may be subject to significant additional regulatory oversight or, in the event that such oversight did not satisfy the BMA, placed into liquidation.

Tower has in place several intercompany reinsurance transactions between its U.S. based insurance subsidiaries and its Bermuda based insurance subsidiaries. The U.S. based insurance subsidiaries have historically reinsured on a quota share basis obligations to CastlePoint Re. The 2013 obligations that CastlePoint Re assumes from the U.S. based insurance subsidiaries are then retroceded to TRL. In addition, CastlePoint Re also entered into a loss portfolio transaction with TRL where its reserves associated with the U.S. insurance subsidiary business for underwriting years prior to 2013 were all transferred to TRL. Therefore, TRL recorded $175 million of reserve strengthening on its balance sheet as of June 30, of 2013, and, consequently, the financial result of such development was a reduction in the capital of TRL to $8.3 million at June 30, 2013. In addition TRL is required to collateralize the additional $175 million of assumed reserves in a trust for the benefit of TICNY, the lead pool company of the U.S. insurance companies. TRL had unencumbered liquid assets of $96 million at June 30, 2013, and during October of 2013, TRL commuted two reinsurance treaties which provided an additional $79 million in unencumbered assets.

The funding of the trust to support TICNY’s reinsurance recoverable has not yet occurred and requires approval by the BMA. The Company can provide no assurance that it will be successful in finalizing the business combination or in funding the trust. If the trust funding is not approved, 1) the statutory capital of TICNY, would be at a level that could result in the New York Department of Financial Services placing TICNY under regulatory control; and 2) Tower Group, Inc. could violate the revised debt covenants of the bank credit facility at December 31, 2013, which violation, if not waived, would result in a cross default of our convertible notes. Statutory capital and surplus would be further reduced by whatever amounts are due from CastlePoint Re or from TRL that are not supported by assets held in trust. At June 30, 2013, all other U.S. based insurance subsidiaries maintained capital and surplus above company action level.

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

Liquidity

TGI is the obligor under the bank credit facility agreement dated as of February 15, 2012, as amended, with Bank of America, N.A. and other lenders named therein ($70 million is outstanding as of June 30, 2013) and the Convertible Senior Notes (“Notes”) due September 2014 ($150 million par outstanding as of June 30, 2013). The indebtedness of TGI is guaranteed by Tower Group International, Ltd. (“TGIL”), as well as several of TGIL’s non-insurance subsidiaries.

As more fully described in “Note 12 – Debt”, TGI amended its credit facility on October 11, 2013, and agreed to several restrictions under the credit facility, including:

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

•	Bermuda enhanced minimum capital requirement of 150% for CastlePoint Re at December 31, 2013 and 110% for TRL; and

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

The Company is evaluating the potential to raise additional capital in private sales transactions as well as through other strategic alternatives currently being considered by TGIL’s Board of Directors, and intends to liquidate certain investments at TGI to repay the credit facility. Should the Company default on the credit facility and should such default not be waived by the credit banks, it would cause an acceleration of the maturity of the Notes, and such notes would become due concurrently with the unpaid balance on the credit facility

The Company’s plan to repay the Notes includes a combination of using proceeds from the sale of assets held at TGI as well as using proceeds generated by future strategic alternatives being evaluated by TGIL’s Board of Directors, and to the extent necessary, issuing debt and/or equity securities to pay down the principal of the Notes. To the extent that such asset sales and debt issuances are not executed or are not successful, the Company may seek to sell certain of its operating assets to satisfy this obligation. The Company can provide no assurance that it will be successful in finalizing the liquidation of the assets held at TGI, issuing new debt and/or equity securities or selling certain of its operating assets.

As of June 30, 2013, there are $235 million of subordinated debentures outstanding (refer to “Note 12 – Debt” for additional information). The Subordinated debentures do not have financial covenants that would cause an acceleration of their stated maturities. The earliest stated maturity date is on a $10 million debenture, with a stated maturity in May 2033. The Company has the ability to defer interest payments on its Subordinated debentures for up to twenty quarters.

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

The Company and certain of its senior officers have been named as defendants in several class action lawsuits instituted against them by certain shareholders. See “Note 18 – Contingences” for additional detail on such litigation.

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

Immediately after giving effect to the issuance of Common Shares to the former TGI shareholders in the Merger Transaction, approximately 57,432,150 Common Shares were outstanding, of which 76% was held by the former TGI shareholders. The remaining 24% of Common Shares outstanding immediately after giving effect to the Merger Transaction was held by third party investors. As the Company is the successor issuer to TGI, succeeding to the attributes of TGI as registrant, including TGI’s SEC file number, its Common Shares trade on the same exchange, the NASDAQ Global Select Market, and under the same trading symbol, “TWGP,” that the shares of TGI common stock traded on and under prior to the Merger Transaction.

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

Operating Income (Loss)

Operating income (loss) excludes realized gains and losses, acquisition-related transaction costs and goodwill impairment charges, net of tax. This is a common performance measurement for property and casualty insurance companies, and we believe its use enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business separately from our investment results and merger and acquisition expenses. Additionally, this measure is a key internal management performance standard. Operating income (loss) should not be considered a substitute for net income (loss), which reflects the overall profitability of the business on a GAAP basis.

The following table provides a reconciliation of operating income (loss) to its most directly comparable GAAP measure, net income (loss) attributable to Tower Group International, Ltd. Operating income (loss) is used to calculate operating earnings (loss) per share and operating return on average equity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2013	2012	2013	2012
Operating income (loss)	$(291,114)	$(17,313)	$(267,219)	$3,305
Net realized gains (losses) on investments, excluding gains (losses) attributable to Reciprocal Exchanges	(2,243)	1,676	3,990	1,028
Acquisition-related transaction costs	(665)	(720)	(19,721)	(1,982)
Goodwill impairment	(214,049)	-	(214,049)	-
Income tax	729	(452)	2,574	5
Net income (loss) attributable to Tower Group International, Ltd.	$(507,342)	$(16,809)	$(494,425)	$2,356

Critical Accounting Estimates

As of June 30, 2013, there were no material changes to our accounting policies on critical accounting estimates; refer to TGI’s Amendment No. 2 to its 2012 Annual Report on Form 10-K for a complete discussion of critical accounting estimates.

Critical Accounting Policies and New Accounting Standards Not Yet Adopted

See “Note 3—Accounting Policies and Basis of Presentation” for information related to our significant accounting policies, including details of policies that were adopted during the six months ended June 30, 2013.

Consolidating Supplemental Information

The following tables present the consolidating financial statements as of June 30, 2013 and December 31, 2012 and for three and six months ended June 30, 2013 and 2012:

	June 30, 2013
($ in thousands)	Tower	Reciprocal Exchanges	Eliminations	Total
Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$2,035,770	$253,775	$-	$2,289,545
Equity securities	134,650	2,750	-	137,400
Short-term investments	13,379	-	-	13,379
Other invested assets	154,238	-	(77,200)	77,038
Total investments	2,338,037	256,525	(77,200)	2,517,362
Cash and cash equivalents	95,791	12,744	-	108,535
Investment income receivable	43,605	2,609	(20,032)	26,182
Investment in unconsolidated affiliate	76,196	-	-	76,196
Premiums receivable	347,048	47,909	(2,524)	392,433
Reinsurance recoverable on paid losses	20,777	6,662	(106)	27,333
Reinsurance recoverable on unpaid losses	665,172	26,967	(2,070)	690,069
Prepaid reinsurance premiums	106,171	24,135	(4,147)	126,159
Deferred acquisition costs, net	182,975	9,912	-	192,887
Intangible assets	92,911	6,596	-	99,507
Goodwill	55,540	-	-	55,540
Funds held by reinsured companies	890,186	-	-	890,186
Other assets	484,170	1,687	(20,309)	465,548
Total assets	$5,398,579	$395,746	$(126,388)	$5,667,937
Liabilities
Loss and loss adjustment expenses	$2,433,087	$121,334	$(2,070)	$2,552,351
Unearned premium	896,132	106,639	(4,147)	998,624
Reinsurance balances payable	39,176	9,896	(2,630)	46,442
Funds held under reinsurance agreements	657,275	-	-	657,275
Other liabilities	339,987	51,392	(40,541)	350,838
Deferred income taxes	464	19,818	-	20,282
Debt	451,224	77,000	(77,000)	451,224
Total liabilities	4,817,345	386,079	(126,388)	5,077,036
Shareholders’ equity
Common stock	574	-	-	574
Treasury stock	(17)	-	-	(17)
Paid-in-capital	812,547	9,400	(9,400)	812,547
Accumulated other comprehensive income	9,060	3,513	(3,513)	9,060
Retained earnings (accumulated deficit)	(242,930)	(3,246)	3,246	(242,930)
Noncontrolling interests	2,000	-	9,667	11,667
Total shareholders’ equity	581,234	9,667	-	590,901
Total liabilities and shareholders’ equity	$5,398,579	$395,746	$(126,388)	$5,667,937

	December 31, 2012
($ in thousands)	Tower (restated)	Reciprocal Exchanges (restated)	Eliminations (restated)	Total (restated)
Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$2,064,148	$280,563	$-	$2,344,711
Equity securities	140,695	5,563	-	146,258
Short-term investments	4,750	-	-	4,750
Other invested assets	134,986	-	(77,200)	57,786
Total investments	2,344,579	286,126	(77,200)	2,553,505
Cash and cash equivalents	92,487	9,782	-	102,269
Receivable for securities
Investment income receivable	39,439	2,610	(16,717)	25,332
Investment in unconsolidated affiliate	71,894	-	-	71,894
Premiums receivable	367,760	47,031	(2,746)	412,045
Reinsurance recoverable on paid losses	16,927	2,503	(1,821)	17,609
Reinsurance recoverable on unpaid losses	407,068	55,839	(3,450)	459,457
Prepaid reinsurance premiums	46,120	21,143	(3,340)	63,923
Deferred acquisition costs, net	169,834	11,364	-	181,198
Intangible assets	99,914	6,854	-	106,768
Goodwill	241,458	-	-	241,458
Funds held by reinsured companies	137,545	-	-	137,545
Other assets	357,062	1,559	(19,852)	338,769
Total assets	$4,392,087	$444,811	$(125,126)	$4,711,772
Liabilities
Loss and loss adjustment expenses	$1,759,888	$139,241	$(3,450)	$1,895,679
Unearned premium	818,055	106,556	(3,340)	921,271
Reinsurance balances payable	33,590	11,546	(4,567)	40,569
Funds held under reinsurance agreements	98,081	500	-	98,581
Other liabilities	275,614	58,115	(36,769)	296,960
Deferred income taxes	5,069	19,694	-	24,763
Debt	449,731	77,000	(77,000)	449,731
Total liabilities	3,440,028	412,652	(125,126)	3,727,554
Shareholders’ equity
Common stock	530	-	-	530
Treasury stock	(181,435)	-	-	(181,435)
Paid-in-capital	780,036	9,400	(9,400)	780,036
Accumulated other comprehensive income	82,756	15,525	(15,525)	82,756
Retained earnings (accumulated deficit)	268,171	7,234	(7,234)	268,171
Noncontrolling interests	2,001	-	32,159	34,160
Total shareholders’ equity	952,059	32,159	-	984,218
Total liabilities and shareholders’ equity	$4,392,087	$444,811	$(125,126)	$4,711,772

	Three Months Ended June 30,
	2013				2012
($ in thousands)	Tower	Reciprocal Exchanges	Elimina- tions	Total	Tower	Reciprocal Exchanges	Elimina- tions	Total
Revenues
Net premiums earned	$376,554	$41,810	$-	$418,364	$417,612	$42,541	$-	$460,153
Ceding commission revenue	5,966	4,628	1,339	11,933	6,855	3,225	-	10,080
Insurance services revenue	8,804	-	(8,272)	532	9,324	-	(7,965)	1,359
Policy billing fees	3,287	34	-	3,321	2,871	129	-	3,000
Net investment income	27,611	2,459	(1,668)	28,402	30,268	3,177	(1,664)	31,781
Total net realized investment gains (losses)	(2,243)	209	-	(2,034)	(110)	129	-	19
Total revenues	419,979	49,140	(8,601)	460,518	466,820	49,201	(9,629)	506,392
Expenses
Loss and loss adjustment expenses	537,435	22,457	-	559,892	322,842	26,933	-	349,775
Commission expense	96,241	8,698	1,339	106,278	87,024	8,162	-	95,186
Other operating expenses	81,161	15,419	(8,272)	88,308	72,533	13,532	(7,965)	78,100
Acquisition-related transaction costs	665	-	-	665	720	-	-	720
Interest expense	7,640	1,663	(1,668)	7,635	7,902	1,664	(1,664)	7,902
Total expenses	723,142	48,237	(8,601)	762,778	491,021	50,291	(9,629)	531,683
Other income (expense)
Equity in income (loss) of unconsolidated affiliate	7,838	-	-	7,838	-	-	-	-
Goodwill impairment	(214,049)	-	-	(214,049)	-	-	-	-
Income (loss) before income taxes	(509,374)	903	-	(508,471)	(24,201)	(1,090)	-	(25,291)
Income tax expense (benefit)	(2,032)	102	-	(1,930)	(7,392)	(1,527)	-	(8,919)
Net income (loss)	$(507,342)	$801	$-	$(506,541)	$(16,809)	$437	$-	$(16,372)

Ratios
Net loss and LAE	142.7%	53.7%		133.8%	77.3%	63.3%		76.0%
Net underwriting expenses	40.4%	49.7%		41.0%	33.0%	45.6%		34.1%
Net Combined	183.1%	103.4%		174.8%	110.3%	108.9%		110.1%

Return on Average Equity	-215.3%				-6.6%

	Six Months Ended June 30,
	2013				2012
($ in thousands)	Tower	Reciprocal Exchanges	Elimina- tions	Total	Tower	Reciprocal Exchanges	Elimina- tions	Total
Revenues
Net premiums earned	$757,438	$82,812	$-	$840,250	$796,281	$84,030	$-	$880,311
Ceding commission revenue	18,419	7,619	46	26,084	8,933	6,310	-	15,243
Insurance services revenue	16,093	-	(15,433)	660	16,683	-	(14,827)	1,856
Policy billing fees	6,134	337	-	6,471	5,873	261	-	6,134
Net investment income	57,195	4,839	(3,315)	58,719	62,525	6,526	(3,327)	65,724
Total net realized investment gains (losses)	3,990	827	-	4,817	1,028	2,319	-	3,347
Total revenues	859,269	96,434	(18,702)	937,001	891,323	99,446	(18,154)	972,615
Expenses
Loss and loss adjustment expenses	777,769	57,855	-	835,624	566,091	51,177	-	617,268
Commission Expense	178,808	17,000	46	195,854	159,636	15,935	-	175,571
Other operating expenses	159,492	28,642	(15,433)	172,701	143,529	26,469	(14,827)	155,171
Acquisition-related transaction costs	19,721	-	-	19,721	1,982	-	-	1,982
Interest expense	15,443	3,315	(3,315)	15,443	16,513	3,327	(3,327)	16,513
Total expenses	1,151,233	106,812	(18,702)	1,239,343	887,751	96,908	(18,154)	966,505
Other income (expense)
Equity in income (loss) of unconsolidated affiliates	7,966	-	-	7,966	-	-	-	-
Goodwill impairment	(214,049)	-	-	(214,049)	-	-	-	-
Income (loss) before income taxes	(498,047)	(10,378)	-	(508,425)	3,572	2,538	-	6,110
Income tax expense (benefit)	(3,622)	102	-	(3,520)	1,216	(910)	-	306
Net income (loss)	$(494,425)	$(10,480)	$-	$(504,905)	$2,356	$3,448	$-	$5,804

Ratios
Net loss and LAE	102.7%	69.9%		99.4%	71.1%	60.9%		70.1%
Net underwriting expenses	38.0%	45.6%		38.7%	33.5%	43.9%		34.5%
Net Combined	140.7%	115.5%		138.1%	104.6%	104.8%		104.6%

Return on Average Equity	-104.9%				0.5%

Consolidated Results of Operations

Our results of operations are discussed below in two parts, consolidated results of operations and the results of each of our three segments.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Total revenues. Total revenues decreased by 9.1% and 3.7%, respectively for the three and six months ended June 30, 2013 compared to the same periods in 2012. These decreases are mostly attributable to lower net premiums earned offset by an increase in ceding commission revenue.

Premiums earned. Net premiums earned for the three and six months ended June 30, 2013 were $418.4 million and $840.3 million respectively, and $460.2 million and $880.3 million for the same periods in 2012, respectively. The decreases of 9.1% and 4.6%, respectively for the three and six months ended June 30, 2013 compared to the same periods in 2012 are primarily a result of decreased writings in workers’ compensation business and increased ceded premiums. In 2013, The Company increased the reinsurance purchased to reduce property exposure concentrated in the Northeast region of the U.S.

Commission and fee income. Commission and fee income, comprised of ceding commission revenue, insurance services revenue and policy billing fees, increased by $1.3 million and $10.0 million in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase is due primarily to (i) commission revenue earned on a new homeowners quota share treaty the Company executed in January 2013 to reduce property exposure concentrated in the Northeast region of the U.S. and (ii) $4.7 million associated with Lloyd’s of London (“Lloyd’s) Syndicate 4444 business Tower assumes from Canopius Group and retro-cedes to another insurance subsidiary of Canopius Group. This $4.7 million is offset by a $4.7 million increase in commission expense for “gross-up” accounting on this transaction.

Net investment income and net realized gains (losses). Income earned on the equity method investment in Canopius Group, Ltd. is included as separate component in the income statement rather than as a component of investment income. For the three and six months ended June 30, 2013, earnings on this equity investment were $7.8 million and $8.0 million, respectively. The Company acquired its investment in Canopius Group, Ltd. in the third quarter of 2012, and, accordingly, had no earnings or loss for the six months ended June 30, 2012.

For the three months ended June 30, 2013, net investment income decreased $3.4 million or 10.6% compared to the same period in 2012. For the six-months period ended June 30, 2013, net investment income decreased $7.0 million, or 10.7%, primarily due to lower reinvestment rates from the comparative period in 2012. Operating cash invested in fixed income securities in 2013 and in 2012 has been affected by an extended low interest rate environment. Investments in high-yield securities and dividend paying equity securities continue to be made to help maintain overall portfolio yield and to partially mitigate the impact of the lower interest rate environment. The tax equivalent yield at amortized cost was 4.0% at June 30, 2013 as compared to 4.8% at June 30, 2012.

For the three months ended June 30, 2013 and 2012, OTTI losses of $4.5 million and $2.0 million, respectively, were recorded in net income. Net realized investment gains (losses) for the three months ended June 30, 2013 and 2012 were $(2.0) million and $19 thousand, respectively. These gains and losses are a function of individual securities selected for sale when cash needs arise in the ordinary course of business or when market dictates disposals pursuant to our investment policy.

For the six months ended June 30, 2013 and 2012, the net realized investment gains included OTTI losses of $5.1 million and $5.0 million, respectively. The OTTI for the six months ended June 30, 2013 is related mostly to securities in the Company’s equity security portfolio. Net realized investment gains for the six months ended June 30, 2013 and 2012 were $4.8 million and $3.3 million, respectively.

Loss and loss adjustment expenses. The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 133.8% and 76.0% for the three months ended June 30, 2013 and 2012, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 142.7% and 77.3% for the three months ended June 30, 2013 and 2012, respectively. The Reciprocal Exchanges’ net loss ratio was 53.7% and 63.3% for the three months ended June 30, 2013 and 2012, respectively.

Incurred losses and LAE for the three months ended June 30, 2013 attributable to insured events of prior years were $319.2 million. Excluding the Reciprocal Exchanges, the incurred losses and LAE from prior accident years were $325.6 million. These prior accident year losses include $159.2 million in the Commercial Insurance segment, $171.5 million in the Specialty Insurance and Reinsurance segment and favorable development of $5.1 million in the Personal Insurance segment for the three months ended June 30, 2013.

Incurred losses and LAE for the three months ended June 30, 2012 attributable to insured events of prior years were $59.1 million. Excluding the Reciprocal Exchanges, the incurred losses and LAE from prior accident years were $65.0 million. These prior accident year losses included $36.5 million in the Commercial Insurance segment, $25.6 million in the Specialty Insurance and Reinsurance segment and $2.9 million in the Personal Insurance segment for the three months ended June 30, 2012. The Reciprocal Exchanges reported $5.9 million of favorable loss development for the three months ended June 30, 2012.

The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 99.4% and 70.1% for the six months ended June 30, 2013 and 2012, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 102.7% and 71.1% for the six months ended June 30, 2013 and 2012, respectively. The Reciprocal Exchanges’ net loss ratio was 69.9% and 60.9% for the six months ended June 30, 2013 and 2012, respectively.

Incurred losses and LAE for the six months ended June 30, 2013 attributable to insured events of prior years were unfavorable by $326.9 million. Excluding the Reciprocal Exchanges, the incurred losses and LAE from prior accident years were $326.7 million, of which $163.6 million was in the Commercial Insurance segment and $171.9 million in the Specialty Insurance segment, partially offset by $8.8 million favorable development in the Personal Insurance segment for the six months ended June 30, 2013.

Commission and Operating expenses. Operating expenses, which include direct and ceding commission expenses and other operating expenses, were $194.6 million for the three months ended June 30, 2013, an increase of 12.3% compared to the same period in the prior year. This increase is primarily due to: (i) greater commission expense related to increased business production, and a change in business mix with a greater proportion of production from assumed premiums written which have a higher commission rate compared to direct premiums written, (ii) the accounting for the assumption and retro-cession of the Syndicate 4444 business which resulted in offsetting increases in ceded commission revenue and commission expense, (iii) federal excise tax incurred by the Company on an intercompany loss portfolio reinsurance transactions between CastlePoint Re and TRL, (iv) an impairment charge recorded on customer relationship intangible assets and (v) an increase in operating expenses related to improving information technology systems and infrastructure to support growth.

The consolidated gross underwriting expense ratio increased to 35.1% for the three months ended June 30, 2013 from 32.9% in the same period in 2012. The commission portion of the gross underwriting expense ratio decreased to 18.3% for the three month period June 30, 2013 compared to 18.7% in 2012. The gross other underwriting expenses (“OUE”) ratio was 16.7% for the three months ended June 30, 2013 compared to 14.1% in the prior year.

For the six months ended June 30, 2013, operating expenses were $368.6 million, an increase of $37.8 million or 11.4% compared to $330.7 million for the same period in 2012. This increase is primarily due to: (i) greater commission expense related to increased business production, and a change in business mix with a greater proportion of production of earned premiums recorded from assumed reinsurance which have a higher commission rate compared to direct business (ii) the accounting for the assumption and retro-cession of the Syndicate 4444 business which resulted in offsetting increases in ceded commission revenue and commission expense, (iii) federal excise tax incurred by the Company on an intercompany loss portfolio reinsurance transaction between CastlePoint Re and TRL, (iv) an impairment charge recorded on customer relationship intangible assets, and (v) an increase in operating expenses related to improving information technology systems and infrastructure to support growth.

The consolidated gross underwriting expense ratio increased to 33.2% for the six months ended June 30, 2013 from 32.8% in the same period in 2012. The commission portion of the gross underwriting expense ratio decreased to 16.9% for the six month period June 30, 2013 compared to 18.1% in 2012. The gross other underwriting expenses (“OUE”) ratio was 16.4% for the six months ended June 30, 2013 compared to 14.7% in the prior year.

Acquisition-related transaction costs. Acquisition-related transaction costs for the three and six months ended June 30, 2013 were $0.7 million and $19.7 million, respectively. Acquisition–related transaction costs include $11.6 million in compensation expenses (of which vesting acceleration of restricted stock was $10.3 million) and costs of $8.1 million in legal and other professional fees, related to the Merger Transaction, which closed on March 13, 2013, as described in “Note 4 - Merger Transaction”.

Interest expense. Interest expense decreased by $0.3 million and $1.1 million for the three months and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decline is mainly due to a portion of our debt instruments converting from a fixed rate to a lower floating rate.

Goodwill Impairment. In the second quarter of 2013, the Company recorded a charge of $214.0 million to impair the goodwill allocated to its Commercial Insurance reporting unit. The aforementioned $326.7 million reserve development, rating agency downgrade and other events resulted in a decline in the estimated fair value of the Commercial Insurance reporting unit and the impairment of its goodwill.

Income tax expense. Tower pays federal income tax on its U.S. taxed insurance subsidiaries.

Tower, excluding the Reciprocal Exchanges, for the three and six months ended June 30, 2013, had pre-tax losses of $509.4 million and $498.0 million, respectively. These losses resulted in net operating loss carryforwards of $317.2 million as of June 30, 2013. In addition, Tower had net deferred tax assets, before any valuation allowances, of $141.5 million.

Management in its judgment concluded that a full valuation allowance was required for the net deferred tax assets after its consideration of the cumulative three-year pre-tax loss in its U.S. taxed subsidiaries resulting from certain second quarter 2013 events and the 2012 pre-tax loss of $61.3 million. In the second quarter of 2013, Tower had $325.6 million of prior year adverse reserve development, of which $149.7 million was recorded in Tower’s U.S. taxed subsidiaries. Management believes that the negative evidence associated with the realizability of its net deferred tax asset (including the cumulative three-year pre-tax loss, the prior year adverse reserve development, and the effects of Hurricane Irene in 2011 and Superstorm Sandy in 2012) outweighed the positive evidence that the deferred tax assets, including the net operating carryforward would be realized, and subsequently recorded the full valuation allowance.

In the second quarter of 2013, Tower recorded a full valuation allowance, of which $113.9 million was recorded through income tax expense in the statement of operations and $25.8 million was recorded as a direct reduction to shareholders’ equity in accumulated other comprehensive income. Tower’s effective tax rate of 0.4% and 0.7% for the three and six months ended June 30, 2013, respectively, reflect the impact of recording the valuation allowance.

The Reciprocal Exchanges had pre-tax income (loss) for the three and six months ended June 30, 2013, of $0.9 million and $(10.4) million, respectively. A full valuation had previously been recorded on the Reciprocal Exchanges. The Reciprocal Exchanges’ valuation allowance as of June 30, 2013 was $12.8 million.

For the three and six months ended June 30, 2012, Tower’s effective tax rate on U.S. income before taxes including the Reciprocal Exchanges was 35.3% and 5.0%, respectively.

Net income (loss) and return on average equity. Net loss attributable to Tower Group International, Ltd. and annualized return on average equity were $(507.3) million and (215.3)% for the three months ended June 30, 2013 compared to net loss of $(16.8) million and annualized return on average equity of (6.6)% for the same period in 2012. The return on average equity is calculated by dividing annualized net income by average shareholders’ equity. Average shareholders’ equity was $942.5 million and $1,020.9 million at June 30, 2013 and 2012, respectively. The increase in net loss and decrease in annualized return on equity for the three months ended June 30, 2013 compared to the prior year is primarily due to the prior year reserve development and a $214.0 million goodwill impairment change, as discussed above.

Net loss attributable to Tower Group International, Ltd. and annualized return on average equity were $494.4 million and (104.9)% for the six months ended June 30, 2013 compared to net income of $2.4 million and annualized return on average equity of 0.5% for the same period in 2012. The decrease in net income and annualized return on equity for the six months ended June 30, 2013 compared to the prior year same period is primarily due to the prior year reserve development and a $214.0 million goodwill impairment change, as discussed above.

Commercial Insurance Segment Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2013	2012	Change	Percent	2013	2012	Change	Percent
Net premiums written	$169,064	$201,680	$(32,616)	-16.2%	$343,622	$402,291	(58,669)	-14.6%
Revenues
Net premiums earned	$170,832	$193,793	$(22,961)	-11.8%	$348,827	$381,651	$(32,824)	-8.6%
Ceding commission revenue	(8,301)	(732)	(7,569)	1034.0%	(8,237)	(2,778)	(5,459)	196.5%
Policy billing fees	1,422	1,390	32	2.3%	2,792	2,903	(111)	-3.8%
Total revenue	163,953	194,451	(30,498)	-15.7%	343,382	381,776	(38,394)	-10.1%
Expenses
Net loss and loss adjustment expenses	249,906	155,395	94,511	60.8%	373,293	272,239	101,054	37.1%
Underwriting expenses
Direct commission expenses	34,141	33,485	656	2.0%	64,156	66,184	(2,028)	-3.1%
Other underwriting expenses	32,473	30,347	2,126	7.0%	65,227	62,061	3,166	5.1%
Total underwriting expenses	66,614	63,832	2,782	4.4%	129,383	128,245	1,138	0.9%
Underwriting profit (loss)	$(152,567)	$(24,776)	$(127,791)	515.8%	$(159,294)	$(18,708)	$(140,586)	751.5%

Ratios
Net loss and LAE	146.3%	80.2%			107.0%	71.3%
Net underwriting expenses	43.0%	32.6%			38.7%	33.6%
Net Combined	189.3%	112.8%			145.7%	104.9%

Commercial Insurance Segment Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Premiums. Net premiums written for the three months ended June 30, 2013 decreased $32.6 million and net premiums earned for the three months ended June 30, 2013 decreased $23.0 million compared to the same period in 2012. These changes are attributed to the decreased writings in the workers’ compensation business.

Net premiums written for the six months ended June 30, 2013 decreased $58.7 million and net premiums earned for the six months ended June 30, 2013 decreased $32.8 million compared to the same period in 2012. These changes are attributed to the decreased writings in the workers’ compensation business.

Our renewal retention rate was 82.7% and 82.5% for the three and six months ended June 30, 2013 compared to 78.4% and 77.9% during the same periods in 2012. Premiums on renewed commercial business increased 7.2% and 6.8% for the three and six months ended June 30, 2013. Policies-in-force for our commercial business, which is predominantly small business, increased 1.9% as of June 30, 2013 compared to the same period in 2012.

Ceding commission revenue. Ceding commission revenue decreased for the three months ended June 30, 2013 by $7.6 million compared to the same period in 2012. In the second quarter of 2013, as a result of increasing loss ratios associated with prior year reserves, the Company recognized $9.8 million of return commissions to reinsurers on prior year quota share treaties.

Ceding commission revenue decreased for the six months ended June 30, 2013 by $5.5 million compared to the same period in 2012. This decline is attributable to the increase of prior year loss reserves for the first six months of 2013, which resulted in $9.8 million of return commissions to reinsurers on prior year quota share treaties. The Company recognized a $2.4 million return commission for the six months ended June 30, 2012. For the three and six months ended June 30, 2013 and 2012, the return commissions were $9.8 million and $2.4 million, respectively.

Net loss and loss adjustment expenses. The net calendar year loss ratios were 146.3% and 80.2% for the three months ended June 30, 2013 and 2012, respectively. The accident year loss ratios for the three months ended June 30, 2013 and 2012 were 53.1% and 61.3%, respectively. Incurred losses and LAE attributable to insured events of prior years were $159.2 million for the three months ended June 30, 2013, which was attributed to increases in ultimate loss estimates from the company’s reserve study completed during the quarter which primarily impacted the workers’ compensation, commercial package liability, other liability and commercial auto liability lines of business. Incurred losses and LAE for the three months ended June 30, 2012 attributable to insured events of prior years were $36.5 million.

The net calendar year loss ratios were 107.0% and 71.3% for the six months ended June 30, 2013 and 2012, respectively. The accident year loss ratios for the six months ended June 30, 2013 and 2012 were 60.1% and 62.0%, respectively. Incurred losses and LAE attributable to insured events of prior years were $163.6 million for the six months ended June 30, 2013, which was attributed increases in ultimate loss estimates from the company’s reserve study completed during the quarter which primarily impacted the workers’ compensation, commercial package liability and other liability lines of business. Incurred losses and LAE for the three months ended June 30, 2012 attributable to insured events of prior years were $35.6 million

Reserve strengthening arose primarily from accident years 2008-2011 within the workers’ compensation, CMP liability, and other liability lines of business offset to a small degree by favorable loss development from more recent years within the short tail property lines of business. The Company recognized in the second quarter of 2013 that the higher than expected reported loss development it had been experiencing had become a trend. In response to this recognition, the Company performed a comprehensive update to the internal reserve study to respond to higher than expected reported losses and to update the actuarial assumptions within the study. In conjunction with its comprehensive internal review, the Company also retained its consulting actuary to perform an independent reserve study covering lines of business comprising over 90% of the Company’s loss reserves.

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, changed by $2.8 million and $1.1 million, or 4.4% and 0.9%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The net underwriting expense ratio increased 10.4 and 5.1 percentage points for the three and six months ended June 30, 2013 from 2012.

The gross underwriting expense ratio was 35.8% and 34.3% for the three and six months ended June 30, 2013 compared to 30.9% and 31.6% in the same periods in 2012. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 18.7% and 17.4% for the three and six months ended June 30, 2013 compared to 16.6% and 16.7% for the same period in 2012. The OUE ratio, including BB&T, was 17.0% and 16.9% for the three and six months ended June 30, 2013 compared to 14.3% and 14.9% for the same periods in 2012. The increase in the OUE ratios is due to costs associated with improving information technology systems and infrastructure to support growth.

Underwriting profits and combined ratio. The net combined ratios for the three and six months ended June 30, 2013 were 189.3% and 145.7% compared to 112.8% and 104.9% for the same periods in 2012. The increase in the combined ratio resulted from the increase in the underwriting expense ratio, as described above.

Specialty Insurance and Reinsurance Segment Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2013	2012	Change	Percent	2013	2012	Change	Percent
Net premiums written	$103,687	142,068	(38,381)	-27.0%	306,587	261,662	44,925	17.2%
Revenues
Net premiums earned	$122,211	143,857	(21,646)	-15.0%	251,999	253,834	(1,835)	-0.7%
Ceding commission revenue	3,528	4,626	(1,098)	-23.7%	6,751	6,682	69	1.0%
Total revenue	125,739	148,483	(22,744)	-15.3%	258,750	260,516	(1,766)	-0.7%
Expenses
Net loss and loss adjustment expenses	248,466	125,814	122,652	97.5%	321,442	210,408	111,034	52.8%
Underwriting expenses
Direct commission expenses	37,612	33,054	4,558	13.8%	71,320	56,485	14,835	26.3%
Other underwriting expenses	19,160	17,068	2,092	12.3%	35,595	32,366	3,229	10.0%
Total underwriting expenses	56,772	50,122	6,650	13.3%	106,915	88,851	18,064	20.3%
Underwriting profit (loss)	$(179,499)	(27,453)	(152,046)	553.8%	(169,607)	(38,743)	(130,864)	337.8%

Ratios
Net loss and LAE	203.3%	87.5%			127.6%	82.9%
Net underwriting expenses	43.6%	31.6%			39.7%	32.4%
Net Combined	246.9%	119.1%			167.3%	115.3%

Specialty Insurance and Reinsurance Segment Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Premiums. Net premiums written for the three months ended June 30, 2013 decreased $38.4 million and net premiums earned for the three months ended June 30, 2013 decreased $21.6 million compared to the same period in 2012. The decrease in the three months ended June 30, 2013 net premiums written is primarily attributable to a $30.2 million reduction in overall writings from our program business and an $8.2 million reduction in our assumed reinsurance business. The decrease in the three months ended June 30, 2013 net premiums earned is primarily attributable to a $26.1 million decrease in earnings from our program business offset by a $5.0 million increase in assumed reinsurance.

Net premiums written for the six months ended June 30, 2013 increased $44.9 million and net premiums earned for the six months ended June 30, 2013 decreased $1.8 million compared to the same period in 2012. The increase in the six months ended June 30, 2013 net premiums written is primarily attributable to a $48.9 million increase in the assumed reinsurance business (of which $57.1 million is from a first quarter increase and from a decline of $8.2 million in the second quarter of 2013) offset by a $4.0 million reduction in writings from our program business. The decrease in the six months ended June 30, 2013 net premiums earned is primarily attributable to a $36.1 million decrease in earnings from our program business offset by an increase of $34.3 million in our assumed reinsurance business.

Ceding commission revenue. Ceding commission revenue decreased $1.1 million and increased $0.1 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. This increase is attributed to additional writings in one of our programs that cedes business under a whole-account quota share treaty.

Net loss and loss adjustment expenses. The net calendar year loss ratios were 203.3% and 87.5% for the three months ended June 30, 2013 and 2012, respectively. The accident year loss ratios for the three months ended June 30, 2013 and 2012 were 63.0% and 69.7%, respectively. Incurred losses and LAE attributable to insured events of prior years were $171.5 million for the three months ended June 30, 2013, which were primarily attributed to increases in ultimate loss estimates from the company’s reserve study completed during the quarter which primarily impacted the workers’ compensation, other liability, commercial package liability and commercial auto liability lines of business. Incurred losses and LAE for the three months ended June 30, 2012 attributable to insured events of prior years were $25.6 million.

Reserve strengthening arose primarily from accident years 2008-2011 within the workers’ compensation, other liability and commercial auto liability lines of business. The Company recognized in the second quarter of 2013 that the higher than expected reported loss development it had been experiencing had become a trend. In response to this recognition, the Company performed a comprehensive update to the internal reserve study to respond to higher than expected reported losses and to update the actuarial assumptions within the study. In conjunction with its comprehensive internal review, the Company also retained its consulting actuary to perform an independent reserve study covering lines of business comprising over 90% of the Company’s loss reserves.

The net calendar year loss ratios were 127.6% and 82.9% for the six months ended June 30, 2013 and 2012, respectively. The accident year loss ratios for the six months ended June 30, 2013 and 2012 were 59.3% and 67.8%, respectively. Incurred losses and LAE attributable to insured events of prior years were $171.9 million for the six months ended June 30, 2013, which were primarily attributed to increases in ultimate loss estimates from the company’s reserve study completed during the quarter which primarily impacted the workers’ compensation, other liability, commercial package liability and commercial auto liability lines of business. Incurred losses and LAE for the six months ended June 30, 2012 attributable to insured events of prior years were $38.4 million.

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, increased by $6.7 million and $18.1 million, or 13.3% and 20.3%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The net underwriting expense ratio increased 12.0 percentage points and 7.3 percentage points for the three and six months ended June 30, 2013 from the same periods in 2012. These increases are attributed to (i) commission expense associated with the increase in assumed reinsurance business from 2012 to 2013, (ii) federal excise tax which TRL pays on internal reinsurance it receives from CastlePoint Re. TRL incurred $5.1 million and $6.4 million for the three months and six months ended June 30, 2013 for federal excise tax, and (iii) a $3.8 million impairment charge recorded on customer relationship intangible assets as of June 30, 2013.

The gross underwriting expense ratio was 40.2% and 37.4% for the three and six months ended June 30, 2013 compared to 32.1% and 32.0% in the same periods in 2012. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 26.7% and 24.9% for the three and six months ended June 30, 2013 compared to 21.2% and 20.3% for the same periods in 2012. The increase is primarily due to the assumed reinsurance business which has a higher commission ratio. Also, we classify the federal excise tax which TRL incurs as commission expense. Accordingly, this increases the commission expense and related ratios. The OUE ratio, including BB&T, was 13.6% and 12.5% for the three and six months ended June 30, 2013 compared to 10.9% and 11.7% for the same periods in 2012.

Underwriting gain (loss) and combined ratio. The combined ratios for the three and six months ended June 30, 2013 were 246.9% and 167.3% compared to 119.1% and 115.3% for the same periods in 2012. The unfavorable movement in the combined ratio for the three and six months ended June 30, 2013 is due primarily to the increase in prior year reserve development and increases in commission expense, as discussed above.

Personal Insurance Segment Results of Operations

	Three Months Ended June 30,
	2013			2012
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Change	Percent
Net premiums written	$88,185	$42,775	$130,960	$97,865	$44,620	$142,485	$(11,525)	-8.1%
Revenues
Net premiums earned	$83,512	$41,809	$125,321	$79,962	$42,541	$122,503	$2,818	2.3%
Ceding commission revenue	6,078	5,966	12,044	2,961	3,225	6,186	5,858	94.7%
Policy billing fees	1,865	34	1,899	1,481	129	1,610	289	18.0%
Total revenue	91,455	47,809	139,264	84,404	45,895	130,299	8,965	6.9%
Expenses
Net loss and loss adjustment expenses	39,063	22,457	61,520	41,633	26,933	68,566	(7,046)	-10.3%
Underwriting expenses
Direct commission expenses	19,826	10,036	29,862	20,486	8,162	28,648	1,214	4.2%
Other underwriting expenses	18,427	15,420	33,847	12,909	14,607	27,516	6,331	23.0%
Total underwriting expenses	38,253	25,456	63,709	33,395	22,769	56,164	7,545	13.4%
Underwriting profit (loss)	$14,139	$(104)	$14,035	$9,376	$(3,807)	$5,569	$8,466	152.0%

Ratios
Net loss and LAE	46.8%	53.7%	49.1%	52.1%	63.3%	56.0%
Net underwriting expenses	36.3%	46.5%	39.7%	36.2%	45.6%	39.5%
Net Combined	83.1%	100.2%	88.8%	88.3%	108.9%	95.5%

Personal Insurance Segment Results of Operations (continued)

	Six Months Ended June 30,
	2013			2012
($ in millions)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Change	Percent
Net premiums written	$125,992	$79,901	$205,893	$165,251	$82,713	$247,964	(42,071)	-17.0%
Revenues
Net premiums earned	$156,612	$82,812	$239,424	$160,796	$84,030	$244,826	(5,402)	-2.2%
Ceding commission revenue	15,243	7,665	22,908	5,029	6,310	11,339	11,569	102.0%
Policy billing fees	3,342	337	3,679	2,970	261	3,231	448	13.9%
Total revenue	175,197	90,814	266,011	168,795	90,601	259,396	6,615	2.6%
Expenses
Net loss and loss adjustment expenses	83,034	57,855	140,889	83,444	51,177	134,621	6,268	4.7%
Underwriting expenses
Direct commission expenses	38,668	17,046	55,714	36,967	15,935	52,902	2,812	5.3%
Other underwriting expenses	37,339	28,643	65,982	27,171	27,544	54,715	11,267	20.6%
Total underwriting expenses	76,007	45,689	121,696	64,138	43,479	107,617	14,079	13.1%
Underwriting profit (loss)	$16,156	$(12,730)	$3,426	$21,213	$(4,055)	$17,158	$(13,732)	-80.0%

Ratios
Net loss and LAE	53.0%	69.9%	58.8%	51.9%	60.9%	55.0%
Net underwriting expenses	36.7%	45.5%	39.7%	34.9%	43.9%	38.0%
Net combined	89.7%	115.4%	98.5%	86.8%	104.8%	93.0%

Personal Insurance Segment Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Premiums. Net premiums written for the three months ended June 30, 2013 decreased $11.5 million and net premiums earned for the three months ended June 30, 2013 increased $2.8 million compared to the same period in 2012. The decrease in net premiums written is attributed to an increase in reinsurance purchased in 2013. The Company entered into a new homeowners quota share treaty effective January 2013 which included an unearned premium portfolio. The effects of the new homeowners quota share treaty will reduce the net earned premiums over time as the ceded written premiums are earned over the life of the policies.

Net premiums written for the six months ended June 30, 2013 decreased $42.1 million and net premiums earned for the six months ended June 30, 2013 decreased $5.4 million compared to the same period in 2012. These decreases are attributed to the new homeowners quota share treaty the Company executed on January 1, 2013.

Personal lines renewal retention rate was 88.8% and 92.0% for the three months ended June 30, 2013 and 2012, respectively. Personal lines renewal retention was 89.4% and 91.0% for the six months ended June 30, 2013 and 2012, respectively. Written premiums on renewed business increased by 4.9% and 2.9% during the three and six months ended June 30, 2013 compared to the same periods in 2012. Policies-in-force increased 3.7% as of June 30, 2013 compared to the same period in 2012.

Ceding commission revenue. Ceding commission revenue increased by $5.9 million and $11.6 million for the three and six months ended June 30, 2013 compared to the same periods in 2012. The increase was the result of a new homeowners quota share reinsurance treaty.

Net loss and loss adjustment expenses. For Personal Insurance, including the Reciprocal Exchanges, the net calendar year loss ratios were 49.1% and 56.0% for the three months ended June 30, 2013 and 2012, respectively. The accident year loss ratios for the three months ended June 30, 2013 and 2012 were 58.3% and 58.4%, respectively. The net calendar year loss ratios were 58.8% and 55.0% for the six months ended June 30, 2013 and 2012, respectively. The accident year loss ratios for the six months ended June 30, 2013 and 2012 were 62.4% and 55.8% respectively. Estimates of prior accident year loss and loss expenses decreased by $11.5 million and $8.6 million for the three and six months ended June 30, 2013, respectively, compared to decreases of $3.0 million and $2.0 million for the three and six months ended June 30, 2012.

For Tower personal lines, excluding the Reciprocal Exchanges, the net calendar year loss ratios were 46.8% and 52.1% for the three months ended June 30, 2013 and 2012, respectively. The accident year loss ratios for the three months ended June 30, 2013 and 2012 were 52.9% and 48.4%, respectively. The net calendar year loss ratios were 53.0% and 51.9% for the six months ended June 30, 2013 and 2012, respectively. The accident year loss ratios for the six months ended June 30, 2013 and 2012 were 58.6% and 49.2%, respectively. There was net favorable development from prior accident years of $5.1 million and net favorable loss development of $8.8 million for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2012, Tower personal lines reported $2.9 million and $4.3 million of net adverse loss development from prior accident years.

The Reciprocal Exchanges’ net calendar year loss ratios were 53.7% and 63.3% for the three months ended June 30, 2013 and 2012, respectively. The accident year loss ratios for the three months ended June 30, 2013 and 2012 were 69.0% and 77.3%, respectively. The net calendar year loss ratios were 69.9% and 60.9% for the six months ended June 30, 2013 and 2012, respectively. The accident year loss ratios for the six months ended June 30, 2013 and 2012 were 69.7% and 68.3%, respectively. Estimates of prior accident year loss and loss adjustment expenses decreased by $6.4 million and increased by $0.2 million for the three and six months ended June 30, 2013, respectively, compared to decreases of $5.9 million and $6.2 million for the three and six months ended June 30, 2012.

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, increased $7.5 million and $14.1 million, or 13.4% and 13.1%, for the three and six months ended June 30, 2013 compared to the same periods in 2012. The net underwriting expense ratio increased 0.2 and 1.7 percentage points in the three and six months ended June 30, 2013 compared to the same period in 2012.

The gross underwriting expense ratio was 37.4% and 36.4% for the three months ended June 30, 2013 and 2012, respectively. The commission portion of the gross underwriting expense ratio was 18.0% and 19.1% for the three months ended June 30, 2013 and 2012, respectively. The gross OUE ratio, which includes BB&T, was 19.3% and 17.3% for the three months ended June 30, 2013 and 2012, respectively.

The gross underwriting expense ratio was 36.6% and 35.1% for the six months ended June 30, 2013 and 2012, respectively. The commission portion of the gross underwriting expense ratio was 17.3% and 17.8% for the six months ended June 30, 2013 and 2012, respectively. The gross OUE ratio, which includes BB&T, was 19.3% and 17.3% for the six months ended June 30, 2013 and 2012, respectively.

Underwriting profit and combined ratio. The net combined ratio was 88.8% for the three months ended June 30, 2013 compared to 95.5% for the same period in 2012. The decrease in the combined ratio resulted from a decrease in the loss ratios and an increase in the underwriting expense ratio, as described above.

The net combined ratio was 98.5% for the six months ended June 30, 2013 compared to 93.0% for the same period in 2012. The increase in the combined ratio resulted from an increase in the loss ratio of the Personal lines business attributed to an increase in the Reciprocal Exchanges’ loss ratio in the first quarter of 2013 as well as in increase in other underwriting expenses.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of June 30, 2013 and December 31, 2012:

	Cost or	Gross	Gross Unrealized Losses			% of
($ in thousands)	Amortized Cost	Unrealized Gains	Less than 12 Months	More than 12 Months	Fair Value	Fair Value
June 30, 2013
U.S. Treasury securities	$390,003	$1,023	$(5,780)	$-	$385,246	15.9%
U.S. Agency securities	104,099	2,189	(965)	-	105,323	4.3%
Municipal bonds	568,991	24,132	(5,688)	(44)	587,391	24.1%
Corporate and other bonds	712,123	29,843	(12,027)	(40)	729,899	29.9%
Commercial, residential and asset-backed securities	454,191	31,493	(3,982)	(16)	481,686	19.7%
Total fixed-maturity securities	2,229,407	88,680	(28,442)	(100)	2,289,545	93.9%
Equity securities	130,349	8,651	(1,284)	(316)	137,400	5.6%
Short-term investments	13,415	-	(36)	-	13,379	0.5%
Total, June 30, 2013	$2,373,171	$97,331	$(29,762)	$(416)	$2,440,324	100.0%
Tower	$2,121,666	$87,921	$(25,387)	$(401)	$2,183,799
Reciprocal Exchanges	251,505	9,410	(4,375)	(15)	256,525
Total, June 30, 2013	$2,373,171	$97,331	$(29,762)	$(416)	$2,440,324
December 31, 2012, as restated
U.S. Treasury securities	$183,462	$1,500	$(13)	$-	$184,949	7.4%
U.S. Agency securities	98,502	4,351	(76)	-	102,777	4.1%
Municipal bonds	633,373	52,914	(235)	(9)	686,043	27.5%
Corporate and other bonds	698,012	50,807	(1,954)	(200)	746,665	29.9%
Commercial, residential and asset-backed securities	576,837	47,891	(409)	(42)	624,277	25.0%
Total fixed-maturity securities	2,190,186	157,463	(2,687)	(251)	2,344,711	93.9%
Equity securities	149,348	1,683	(4,447)	(326)	146,258	5.9%
Short-term investments	4,749	1	-	-	4,750	0.2%
Total, December 31, 2012, as restated	$2,344,283	$159,147	$(7,134)	$(577)	$2,495,719	100.0%
Tower	$2,075,189	$141,614	$(6,732)	$(478)	$2,209,593
Reciprocal Exchanges	269,094	17,533	(402)	(99)	286,126
Total, December 31, 2012, as restated	$2,344,283	$159,147	$(7,134)	$(577)	$2,495,719

Credit Rating of Fixed-Maturity Securities

The average credit rating of our fixed-maturity securities, using ratings assigned to securities by Standard & Poor’s, was A+ at June 30, 2013 and December 31, 2012. The following table shows the ratings distribution of our fixed-maturity portfolio:

	Tower		Reciprocal Exchanges
($ in thousands)	Fair Value	Percentage of Fair Value	Fair Value	Percentage of Fair Value
June 30, 2013
Rating
U.S. Treasury securities	$371,873	18.3%	$13,373	5.3%
AAA	159,160	7.8%	43,813	17.3%
AA	700,652	34.4%	50,824	20.0%
A	381,674	18.7%	76,715	30.2%
BBB	182,884	9.0%	36,221	14.3%
Below BBB	239,526	11.8%	32,830	12.9%
Total	$2,035,769	100.0%	$253,776	100.0%
December 31, 2012, as restated
Rating
U.S. Treasury securities	$159,457	7.7%	$25,494	9.1%
AAA	166,982	8.1%	43,114	15.4%
AA	897,692	43.5%	58,425	20.8%
A	383,957	18.6%	85,116	30.3%
BBB	214,024	10.4%	35,364	12.6%
Below BBB	242,036	11.7%	33,050	11.8%
Total, as restated	$2,064,148	100.0%	$280,563	100.0%

Municipal Bonds

As of June 30, 2013, our municipal bonds consisted of state general obligations, municipal general obligations and special revenue bonds. Municipal bonds by state at June 30, 2013 are as follows:

	State General		Municipal General		Special
	Obligations		Obligations		Revenue Bonds		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Texas	$11,145	$11,751	$6,057	$6,544	$54,995	$57,517	$72,197	$75,812
New York	10,635	11,166	10,487	10,707	37,919	38,857	59,041	60,730
California	13,697	14,392	18,600	18,028	8,757	9,173	41,054	41,593
Florida	5,921	6,017	2,110	2,297	29,129	31,164	37,160	39,478
Massachusetts	989	1,083	751	774	25,008	25,446	26,748	27,303
Illinois	8,305	8,778	7,133	7,228	10,196	10,774	25,634	26,780
Indiana	-	-	-	-	24,725	26,268	24,725	26,268
Washington	13,685	13,465	7,043	7,196	5,010	5,173	25,738	25,834
Wisconsin	12,137	12,041	5,152	5,479	4,523	5,081	21,812	22,601
Arizona	4,559	4,908	1,724	1,875	13,914	14,461	20,197	21,244
New Jersey	-	-	6,977	6,817	13,190	13,935	20,167	20,752
South Carolina	-	-	3,236	3,378	15,277	15,746	18,513	19,124
Other	41,267	41,783	46,689	47,070	88,049	91,019	176,005	179,872
Total	$122,340	$125,384	$115,959	$117,393	$330,692	$344,614	$568,991	$587,391

No one jurisdiction within “Other” in the table above exceeded 3% of the total fair value of municipal bonds. As of June 30, 2013, the special revenue bonds are supported primarily by water and sewer utilities, electric utilities, college revenues and highway tolls.

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

As of June 30, 2013, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.

The ability to observe stable prices and inputs may be reduced for highly-customized and illiquid instruments which had been the case for certain non-agency residential and commercial mortgage-backed securities and asset-backed securities in previous periods. At June 30, 2013, five securities included in other invested assets were priced in Level 3 with a fair value of $30.3 million or 1.0% of Tower’s total assets carried at fair value, (the Reciprocal Exchanges had no Level 3 assets). See “Note 8 – Fair Value Measurements” to the consolidated financial statements provides a description of the valuation methodology utilized to value Level 3 assets, how the valuation methodology is validated and an analysis of the change in fair value of Level 3 assets.

As more fully described in “Note 7 – Investments” to our consolidated financial statements, “Investments—Impairment Review,” we completed a detailed review of all our securities in a continuous loss position, including but not limited to residential and commercial mortgage-backed securities, and concluded that the unrealized losses in these asset classes are the result of a decrease in value due to technical spread widening and broader market sentiment.

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

The following table presents information regarding our invested assets that were in an unrealized loss position at June 30, 2013 and December 31, 2012 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Aggregate	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
June 30, 2013
U.S. Treasury securities	$318,415	$(5,780)	$-	$-	$318,415	$(5,780)
U.S. Agency securities	32,802	(965)	-	-	32,802	(965)
Municipal bonds	151,394	(5,688)	218	(44)	151,612	(5,732)
Corporate and other bonds
Finance	76,192	(4,240)	-	-	76,192	(4,240)
Industrial	188,193	(5,635)	1,184	(40)	189,377	(5,675)
Utilities	42,328	(2,152)	-	-	42,328	(2,152)
Commercial mortgage-backed securities	50,984	(2,351)	-	-	50,984	(2,351)
Residential mortgage-backed securities
Agency backed	54,462	(1,613)	229	(1)	54,691	(1,614)
Non-agency backed	639	(16)	199	(14)	838	(30)
Asset-backed securities	2,507	(2)	-	-	2,507	(2)
Total fixed-maturity securities	917,916	(28,442)	1,830	(99)	919,746	(28,541)
Preferred stocks	9,802	(821)	6,089	(316)	15,891	(1,137)
Common stocks	44,338	(463)	-	-	44,338	(463)
Short-term investments	11,379	(36)	-	-	11,379	(36)
Total, June 30, 2013	$983,435	$(29,762)	$7,919	$(415)	$991,354	$(30,177)
Tower	$875,960	$(25,386)	$7,553	$(400)	$883,513	$(25,786)
Reciprocal Exchanges	107,475	(4,376)	366	(15)	107,841	(4,391)
Total, June 30, 2013	$983,435	$(29,762)	$7,919	$(415)	$991,354	$(30,177)

December 31, 2012, as restated
U.S. Treasury securities	$44,347	$(13)	$-	$-	$44,347	$(13)
U.S. Agency securities	22,345	(76)	-	-	22,345	(76)
Municipal bonds	21,532	(235)	251	(9)	21,783	(244)
Corporate and other bonds
Finance	16,853	(1,095)	-	-	16,853	(1,095)
Industrial	53,576	(666)	4,188	(202)	57,764	(868)
Utilities	20,143	(191)	7	-	20,150	(191)
Commercial mortgage-backed securities	23,223	(141)	95	-	23,318	(141)
Residential mortgage-backed securities
Agency backed	59,009	(261)	25	(1)	59,034	(262)
Non-agency backed	815	(6)	588	(28)	1,403	(34)
Asset-backed securities	1,499	(3)	4,232	(11)	5,731	(14)
Total fixed-maturity securities	263,342	(2,687)	9,386	(251)	272,728	(2,938)
Preferred stocks	9,716	(155)	5,724	(326)	15,440	(481)
Common stocks	55,560	(4,292)	-	-	55,560	(4,292)
Total, December 31, 2012, as restated	$328,618	$(7,134)	$15,110	$(577)	$343,728	$(7,711)
Tower	$270,609	$(6,732)	$13,338	$(478)	$283,947	$(7,210)
Reciprocal Exchanges	58,009	(402)	1,772	(99)	59,781	(501)
Total, December 31, 2012, as restated	$328,618	$(7,134)	$15,110	$(577)	$343,728	$(7,711)

The following table shows the fair value, unrealized loss amount and percentage below amortized cost and the ratio of fair value by security rating as of June 30, 2013:

		Unrealized Loss
			Percent of	Fair Value by Security Rating
	Fair		Amortized					BB or
($ in thousands)	Value	Amount	Cost	AAA	AA	A	BBB	Lower
U.S. Treasury securities	$318,415	$(5,780)	-2%	0%	100%	0%	0%	0%
U.S. Agency securities	32,802	(965)	-3%	0%	100%	0%	0%	0%
Municipal bonds	151,612	(5,732)	-4%	15%	67%	14%	4%	0%
Corporate and other bonds	307,897	(12,067)	-4%	1%	6%	31%	26%	36%
Commercial mortgage-backed securities	50,984	(2,351)	-4%	48%	10%	33%	9%	0%
Residential mortgage-backed securities	55,529	(1,644)	-3%	0%	99%	1%	0%	0%
Asset-backed securities	2,507	(2)	0%	100%	0%	0%	0%	0%
Equities	60,229	(1,600)	-3%	0%	1%	10%	31%	58%
Short-term investments	11,379	(37)	0%

NR indicates that equity securities are not rated

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

Management expects these rating actions, in combination with other items that have impacted the Company in the second quarter, to result in a decrease in the amount of premiums the insurance subsidiaries are able to write. The net written premiums in the Commercial Insurance segment were $343.6 million for the six months ended June 30, 2013. The net written premiums in the Specialty Insurance and Reinsurance segment were $306.6 million for the six months ended June 30, 2013. Business written through certain program underwriting agents requires an A.M. Best rating of A-or greater.

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

Book Value per Common Share

Book value per common share represents Tower Group International, Ltd. shareholders’ equity divided by the number of common shares outstanding. Management uses growth in book value per common share as a key measure of the value generated for our common shareholders each period and believes that book value per common share is a key driver of TWGP’s share price over time. Book value per common share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per common share depending on the purchase price. (Historical share counts prior to March 13, 2013 have been adjusted for 1.1330 share conversion ratio, as discussed more fully in “Note 4 – Merger Transaction”.) The decline in book value per common share from December 31, 2012 to June 30, 2013 is primarily attributable to the loss recorded by the Company in the second quarter 2013, and, to a lesser extent, to an immediate reduction from the sale of common stock to third-party investors in connection with the Merger Transaction. In addition, the decline in the fair value of the Company’s investment portfolio due to changes in interest rates in the second quarter of 2013 had an unfavorable impact on book value per common share.

	June 30,	December 31,
(in thousands, except per share data)	2013	2012 (restated)
Calculation of book value per common share:
Tower Group International, Ltd. shareholders’ equity	$579,234	$950,058
Common shares outstanding	57,429	43,514
Book value per common share	$10.09	$21.83

Capital

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At June 30, 2013 and December 31, 2012, our capital resources were as follows:

	June 30,	December 31,
($ in thousands)	2013	2012 (restated)
Outstanding under credit facility	$70,000	$70,000
Subordinated debentures	235,058	235,058
Convertible Senior Notes	146,166	144,673
Tower Group International, Ltd. shareholders’ equity	579,234	950,058
Total capitalization	$1,030,458	$1,399,789
Ratio of debt to total capitalization	43.8%	32.1%

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

The credit facility is used for general corporate purposes. On October 11, 2013, we amended such credit facility to reduce the borrowing capacity to $70 million and change its maturity date to May 30, 2014. In addition, the convertible senior notes mature on September 15, 2014. Management’s plans with regards to generating sources of cash to satisfy these borrowings include: (i) a $30 million preferred stock issuance in the fourth quarter of 2013 (see “Note 19 – Subsequent Events” for details on the convertible preferred stock; (ii) the sale of investments held by Tower’s holding company subsidiaries; and (iii) through cash obtained through other private sales of securities or other strategic options Tower’s Board of Directors is reviewing with its lead financial advisor, JP Morgan Securities LLC.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Six Months Ended June 30,
($ in thousands)	2013	2012
Cash provided by (used in):
Operating activities	$(21,492)	$72,437
Investing activities	47,816	30,058
Financing activities	(20,058)	(17,588)
Net increase (decrease) in cash and cash equivalents	6,266	84,907
Cash and cash equivalents, beginning of year	102,269	114,098
Cash and cash equivalents, end of period	$108,535	$199,005

Comparison of Six Months Ended June 30, 2013 and 2012

For the six months ended June 30, 2013, net cash used in operating activities was $21.5 million compared to cash provided by operations of $72.4 million for the same period in 2012. The decrease in operating cash flow is largely due to significant loss payments made in the first quarter of 2013 associated with Superstorm Sandy. Net paid loss and LAE (after considering cash receipts from reinsurers) for the six months ended June 30, 2013 were $571.5 million compared to $529.5 million in the same period in 2012. In addition, the Company’s outstanding drafts as of December 31, 2012 resulting from loss payments made in the fourth quarter of 2012 not yet presented for payment decreased by $33.5 million in 2013 as cash settlements occurred. In the six months ended June 30, 2013, operating cash flows also included an increase in collateral of $3.9 million. Tower’s assumed reinsurance business is written on a funds withheld basis, and accordingly, will not increase operating cash flows until settlement of the funds withheld balance.

Net cash flows provided by investing activities were $47.8 million for the six months ended June 30, 2013 compared to $30.1 million provided in the six months ended June 30, 2012. The majority of this increase is due to the $134.7 million of cash consolidated on March 13, 2013 resulting from the Merger Transaction. In addition, the Company sold certain of its investment securities to provide liquidity for the settlement of loss and LAE claims. First quarter 2013 claims increased as a result of Superstorm Sandy.

The net cash flows used in financing activities for the six months ended June 30, 2013 are primarily the result of use of cash for dividends of $16.7 million and $5.9 million used to acquire treasury stock associated with employee shared-based compensation programs. In the six months ended June 30, 2012, the Company used $14.7 million and $2.2 million, respectively, for dividends and acquiring treasury stock associated with employee shared-based compensation programs.

Cash flow needs at the Holding Company level are primarily for dividends to our shareholders, the repurchase of common shares from employees to satisfy employee withholding taxes for share-based compensation programs, interest and principal payments on our outstanding debt and, as needed, payments under the credit facility.

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

The U.S. insurance subsidiaries are required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from total assets. The NAIC maintains risk-based capital (“RBC”) requirements for property and casualty insurance companies. RBC is a formula that attempts to evaluate the adequacy of statutory capital and surplus in relation to investments and insurance risks. The formula is designed to allow the state Insurance Departments to identify potential weakly capitalized companies. Under the formula, a company determines its risk-based capital by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). Applying the RBC requirements as of June 30, 2013, the insurance subsidiaries’ risk-based capital exceeded the minimum level that would trigger regulatory attention (See “Note 16 – Statutory Financial Information” for additional information).

The Bermuda insurance subsidiaries are regulated by The Bermuda Monetary Authority and are required to maintain certain measures of liquidity and solvency. Our reinsurance subsidiary, Tower Reinsurance Ltd, did not pass a solvency threshold at June 30, 2013.

Also, on an annual basis the Bermuda subsidiaries are required to evaluate the adequacy of statutory capital and surplus in relation to certain risks (including investment risk, premium risk, reserve risk, credit risk, catastrophe risk and operating risk). As at June 30, 2013 statutory capital and surplus at Tower Reinsurance Ltd was not adequate. As mentioned above, we have discussed our plan to address this by year end 2013 with the Bermuda Monetary Authority.

Adoption of New Accounting Pronouncements

For a discussion of accounting standards, see “Note 3 – Accounting Policies and Basis of Presentation” of Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk that we will incur losses in our investments due to adverse changes in market rates and prices. Market risk is directly influenced by the volatility and liquidity in the market in which the related underlying assets are invested. We believe that the way we manage them, and sensitivity to changes in interest rates, changes in credit quality of issuers of investment securities, and changes in equity price risks are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2012, included in our Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in the three months ended June 30, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as described in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered under this report. Based on their evaluation, the Company’s CEO and CFO concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over Financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the following information, which should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A of Amendment No. 1 to our 2012 Annual Report on Form 10-K, as supplemented and amended by the information under “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2013, which is incorporated herein by reference.

Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial condition or results of operations. Any of the risks described below or in Amendment No. 1 to our 2012 Annual Report on Form 10-K or our Quarterly Report on Form 10-Q for the period ended March 31, 2013 could result in a significant or material adverse effect on our business, financial condition or results of operations, and a corresponding decline in the market price of our common shares and other securities.

This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Form 10-Q, Amendment No. 1 to our 2012 Annual Report on Form 10-K, and our Form 10-Q for the period ended March 31, 2013. See “Business—Note on Forward-Looking Statements.”

Risks Related to Our Business

Recent declines in the ratings assigned to us and our insurance subsidiaries by A.M. Best, Fitch and Demotech, as well as any future ratings downgrades, will affect our ability to write new business, our standing among brokers, agents and insureds and cause our sales and earnings to decrease.

Financial ratings are an important factor influencing the competitive position of insurance companies. The objective of the rating agencies’ rating systems is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. Our insurance subsidiaries’ ratings reflect the rating agencies’ opinion of our financial strength and are not evaluations directed to investors in our securities, nor are they recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the rating agencies.

Our ability to write business is significantly influenced by our rating from A.M. Best. On October 8, 2013, A.M. Best downgraded the financial strength rating of each of our insurance subsidiaries to “B++” (Good) (the fifth highest of fifteen rating levels) and their respective issuer credit ratings to “bbb” from “a-”. In addition, A.M. Best downgraded the issuer credit rating of TGI as well as the debt rating on its $146.1 million 5.00% senior convertible notes due 2014 (the “Notes”) to “bb” from “bbb-”. A.M. Best also downgraded the financial strength rating of CastlePoint Reinsurance Company, Ltd. (Bermuda) to “B++” (Good) from “A-” (Excellent) and its issuer credit rating to “bbb” from “a-” and assigned an issuer credit rating of “bb” to Tower Group International, Ltd. We, TGI and each of our insurance subsidiaries currently are and will continue to be under review with negative implications pending further discussions between A.M. Best and our management. In downgrading our ratings, A.M. Best stated that its actions “consider the magnitude of the charges taken and the material adverse impact on Tower’s risk-adjusted capitalization, financial leverage, liquidity and coverage ratios,” “consider the reduced financial flexibility [of the Company] given [its] delay in earnings, the decline in shareholder confidence and the corresponding decline in share price” and “reflect the potential for further adverse reserve development, increased competitive challenges and due to the ratings downgrade, potential actions taken by third party reinsurers and lenders.”

TGIL and our insurance subsidiaries also are rated by Fitch Ratings Ltd. (“Fitch”). Fitch insurer financial strength ratings are assigned to an insurer’s policyholder obligations and are an assessment of relative financial strength. Insurer financial strength ratings assess the ability of an insurer to meet policyholder and related obligations, relative to the “best” credit risk in a given country across all industries and obligation types. Fitch Ratings’ credit ratings provide an opinion on the relative ability of an entity to meet financial commitments, such as interest, preferred dividends, repayment of principal, insurance claims or counterparty obligations. On

October 7, 2013, Fitch downgraded our issuer default rating to “B” (the sixth highest of 11 such ratings) from “BBB” and the insurer strength ratings of our insurance subsidiaries to “B” (the fifth highest of Fitch Ratings’ nine such ratings) from “A-”. In downgrading such ratings, Fitch stated that it “is concerned that [Tower’s] competitive position has been materially damaged, negatively impacting the Company’s financial flexibility and ability to write new business” and that “the magnitude of the second quarter charges was large enough to cause several key ratios to fall well outside of previously established ratings downgrade triggers, which resulted in the multi-notch downgrade.” Fitch further stated that each such rating currently remains on negative watch, which “reflects the potential that ratings could be lowered further depending upon the Company’s ability to seek strategic alternatives and future reserve development.”

Our insurance subsidiaries and the Reciprocal Exchanges also are rated by Demotech, which ratings are based upon a series of quantitative ratios and qualitative considerations that together comprise a financial stability analysis model. On October 7, 2013, Demotech lowered its rating on Tower Insurance Company of New York and three other U.S. based insurance subsidiaries (Kodiak Insurance Company, Massachusetts Homeland Insurance Company and York Insurance Company of Maine) from “A’ (A prime)” to “A (A exceptional)”. In addition, Demotech removed its previous “A’ (A prime)” rating on six other U.S. based insurance subsidiaries (CastlePoint Florida Insurance Company, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company, North East Insurance Company and Preserver Insurance Company). Demotech also affirmed its “A” ratings on Adirondack Insurance Exchange, New Jersey Skylands Insurance Association, New Jersey Skylands Insurance Company and Mountain Valley Indemnity Company.

Management expects these rating actions, in combination with other items that have impacted the Company in the second quarter of 2013, to result in a decrease in the amount of premiums the insurance subsidiaries are able to write. Such rating actions also may cause concern among our agents, brokers and policyholders, resulting in a movement of business away from our insurance subsidiaries to other stronger or more highly rated insurance carriers. Because many of our agents and brokers (whom we refer to as “producers”) and policyholders purchase our policies on the basis of our current ratings, any reduction of our ratings could materially and adversely affect our ability to retain or expand our policyholder base. Similarly, the reduction of our financial strength ratings could have the effect of materially increasing the number or amount of policy surrenders by policyholders, requiring us to reduce prices for certain of our products and services to remain competitive, adversely affecting our ability to attract and retain our more profitable books of business, and adversely affecting our ability to obtain reinsurance at reasonable prices, or at all.

Such rating actions, or any further ratings downgrades also will negatively impact our ability to raise capital and will have a negative impact on our overall liquidity. Because lenders and reinsurers will use our A.M. Best ratings as a factor in deciding whether to transact business with us, the failure of our insurance subsidiaries to maintain their financial strength ratings may dissuade a financial institution or reinsurance company from conducting any business with us or may increase our interest or reinsurance costs. For example, many of our ceded reinsurance contracts, including those entered into in September 2013, as disclosed in our Current Report on Form 8-K, dated September 23, 2013, have ratings triggers, which permit the assuming reinsurer to terminate their agreement to reinsure us if our A.M. Best rating is below “A-”.

It is possible that A.M. Best, Fitch or Demotech could downgrade our ratings further, which would materially adversely affect our business, financial condition and results of operations.

A decrease in the capital and surplus of our insurance subsidiaries may result in a further downgrade of our credit and insurer financial strength ratings.

In any particular year, our statutory surplus amounts and risk based capital (“RBC”) ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries, the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in reserving requirements, the value of certain fixed-income and equity securities in our investment portfolio, changes in interest rates, as well as changes to the National Association of Insurance Commissioners’ (NAIC) RBC formulas. See “Our insurance subsidiaries are subject to minimum capital and surplus requirements. Failure to meet these requirements could subject us to regulatory action” below. Most of these factors are outside of our control. Our credit and insurer financial strength ratings are significantly influenced by our statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current ratings. Increases in reserves reduce the statutory surplus used in calculating our RBC ratios. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise additional capital through one or more financings, which may be unavailable or on terms not as favorable as in the past. Alternatively, if we were not to raise additional capital in such a scenario, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be further reduced by one or more rating agencies, which would have a material adverse effect on our business, financial condition and results of operations. For more information on risks regarding our ability to raise capital, as well as our ratings, see “We will require additional capital in the future, which may not be available or may only be available on unfavorable terms” below and “Recent declines in the ratings assigned to us and our insurance subsidiaries by A.M. Best, Fitch and Demotech, as well as any future ratings downgrades, could affect our ability to write new business, our standing among brokers, agents and insureds and cause our sales and earnings to decrease” above.

An inability to access our credit facilities would result in a reduction in our liquidity and could lead to further downgrades of our credit and financial strength ratings.

We have a $220 million unsecured credit facility, the capacity of which was reduced to $70 million in October 2013, which expires in May 2014 (the “Credit Facility”). We also have letter of credit facilities that we have entered into to support our collateral obligations under reinsurance arrangements with Lloyd’s. We rely on our credit facilities as a source of liquidity. The availability of these facilities could be critical to maintaining our credit and financial strength ratings and our ability to meet our obligations as they come due.

Our right to borrow funds under these credit facilities is subject to the fulfillment of various conditions, including our compliance with all covenants under applicable agreements related to the credit facilities. Such covenants include, among others, certain reporting obligations, financial covenants and requirements to maintain our A.M. Best financial strength ratings. As described in “Note 1—Nature of Business—Significant Business Developments and Risks and Uncertainties” to the Consolidated Financial Statements, the Company recently entered into amendments to its credit facilities, which imposed, among other things, additional restrictions on the Company’s ability to borrow funds thereunder, restrictions on future borrowings, revised minimum net worth requirements, debt to capitalization ratio limits, minimum risk based capital levels and other financial requirements. Our ability to borrow under these facilities is also subject to the continued willingness and ability of the lenders that are parties to the facilities to provide funds. Our failure to comply with the covenants in the credit facilities or to fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the facilities, would restrict our ability to access these credit facilities when needed and, consequently, could have a material adverse effect on our business, financial condition or results of operations.

Pursuant to the terms of our credit facilities and convertible senior notes indenture, we are required to provide the lenders thereunder with quarterly financial information within 60 days following the end of each of our first three fiscal quarters. Although we failed to provide such information within the prescribed window for the quarter ended June 30, 2013, each of the lenders under our credit facilities delivered to us waivers with respect to such requirement. In addition, on September 19, 2013, US Bank, N.A., as Trustee under our convertible senior notes indenture, delivered a notice to the Company regarding non-compliance of our the financial statement delivery obligations set forth in the indenture. On November 18, the Company notified the Trustee and the holders of the Notes that the Company elected, as the sole remedy for such non-compliance, to pay additional interest to the holders of the Notes for a period of up to 90 days starting on November 19, 2013 at an annual rate equal to 0.25% of the principal amount of the Notes until such non-compliance was cured. Such non-compliance was cured upon our filing of this Quarterly Report on Form 10-Q.

If we are in default under our credit facilities as a result of our failure to comply with any covenants contained therein, the lenders thereunder will have the right to terminate such facilities and declare any amount outstanding under such credit facilities immediately due and payable. Furthermore, any default under our Credit Facility will result in a cross-default under our letter of credit facilities. The termination of our credit facilities and the acceleration of any of our debt as a result of a default thereunder would have a material adverse effect on our business, financial condition and results of operations.

We may be unable to implement our proposed capital improvement strategy or, if implemented, it may not achieve its anticipated benefits, either of which could have a material adverse effect on our business, financial condition or results of operations.

In connection with the Company’s recent reserve strengthening of approximately $326.7 million, the Company currently is evaluating potential opportunities to raise additional capital in private sales transactions as well as through other strategic alternatives being considered by the Company’s Board of Directors, and intends to liquidate certain investments at TGI to repay its credit facility (the “Capital Improvement Strategy”). In the event that the Company defaults on its credit facility and such default is not waived by the credit banks, this would cause an acceleration of the maturity of the Notes, and such Notes would become due concurrently with the unpaid balance on the credit facility.

The Company’s plan to repay the Notes includes a combination of using proceeds from the sale of assets held at TGI as well as using proceeds generated by other strategic alternatives being evaluated by the Company’s Board of Directors, and to the extent necessary, issuing debt or equity securities to pay down the principal of the Notes. The Company can provide no assurance that it will be successful in generating sufficient funds to repay the Notes by selling assets held at TGI, pursuing other strategic alternatives or issuing new debt or equity securities.

There currently are no commitments or assurances to raise additional capital, execute on any strategic alternatives or to liquidate certain investments at prices sufficient to repay outstanding borrowings under the credit facility. In addition, there can be no assurances that the Company will be able to remedy its current statutory capital deficiencies in certain of its insurance subsidiaries or maintain adequate levels of statutory capital in the future. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern. See “There is substantial doubt about the Company’s ability to continue as a going concern.” Should the Company no longer continue to support its capital or liquidity needs, or should the Company be unable to successfully execute the above mentioned initiatives, the above items would have a material adverse effect on its business, results of operations and financial position.

There can be no assurance that we will execute our Capital Improvement Strategy or sell new debt or equity securities in a timely manner or at all. In addition, we may face unanticipated difficulties or costs in pursuing the Capital Improvement Strategy or the sale of new debt or equity securities and, even if implemented, the Capital Improvement Strategy or the sale of new debt or equity securities may not achieve its anticipated benefits. For example, any such transaction (or related transaction) may result in diversion of management’s attention from other business concerns, a failure to achieve our financial or operating objectives, potential loss of policyholders or key employees, and volatility in the prices of our securities. The occurrence of any of these events could have a material adverse effect on our business, financial condition or results of operations.

There is substantial doubt about the Company’s ability to continue as a going concern.

There is substantial doubt about the Company’s ability to remain as a going concern. As such, any potential investor or lender may be unlikely to be willing to provide additional capital or loans to the Company. Should the Company no longer continue to support its capital or liquidity needs, or should the Company be unable to successfully execute its Capital Improvement Strategy, its inability to raise additional capital, execute any strategic alternatives or sell certain investments in an orderly manner would have a material adverse effect on the Company’s business, results of operations and financial position.

We will require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. We need liquidity to pay claims, reinsurance premiums, operating expenses, interest on our debt and dividends on our equity securities. To the extent that our capital is insufficient to meet future operating requirements and/or cover losses, we may need to raise additional funds through financings or otherwise. As a result of our recent reserve strengthening, the capital and surplus of our insurance subsidiaries has materially decreased as has our consolidated shareholders’ equity and tangible net worth. Accordingly, the Company currently is exploring the Capital Improvement Strategy, which includes, among other things, raising additional capital in private sales transactions as well as through other strategic alternatives currently being considered by the Company’s board of directors, as well as the sale of new debt or equity securities. See “We may be unable to implement our proposed capital improvement strategy or, if implemented, it may not achieve its anticipated benefits, either of which could have a material adverse effect on our business, financial condition or results of operations.”

The availability of additional financing will depend on a variety of factors such as market conditions at the time we are seeking to access the capital markets, regulatory considerations, the availability of credit to us and the financial services industry generally, our credit ratings and credit capacity, and the perception of our customers, potential investors and lenders regarding our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Any such additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital needed to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy regulatory capital requirements; and access the capital necessary to grow our business. As a result, we may be forced to delay raising capital, issue different types of securities than we would have otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. Our business, financial condition, results of operations, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

In addition, dilution to our shareholders could result from any equity financings, and in any case such equity securities may have rights, preferences and privileges that are senior to those of holders of our common shares. Any equity offering may result in substantial dilution to our existing shareholders. Furthermore, financings may not be available at all or may be available only on terms that are not favorable to us. Our ongoing capital needs may be further affected by our future profitability, our claims experience, and the availability of reinsurance, as well as possible divestiture opportunities, market disruptions and other unforeseeable developments. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

Our ability to meet ongoing cash requirements and pay dividends may be limited by our holding company structure and regulatory constraints.

TGIL is a holding company and, as such, has no direct operations of its own. We do not expect TGIL to have any significant operations or assets other than its ownership of the shares of its operating subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our shareholders. As of June 30, 2013 and as of the date hereof, neither our insurance subsidiaries nor CastlePoint Re could pay to us any distributions without approval.

The ability of our insurance subsidiaries to pay ordinary and extraordinary dividends must be considered in relation to the impact on key financial measurement ratios, including RBC ratios and A.M. Best’s Capital Adequacy Ratio, which in turn could affect our A.M. Best rating. As a result, at times, we may not be able to receive dividends from our insurance subsidiaries in amounts necessary to meet our ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends to our shareholders. Furthermore, as a result of our recent reserve strengthening, we incurred a material loss and decrease in our insurance subsidiaries’ capital and surplus, which will reduce their dividend paying capacity until they once again generate a profit and rebuild their surplus levels. See “Although we have paid cash dividends in the past, we recently announced that we will not be paying a dividend in the fourth quarter of 2013 and we likely will not pay cash dividends in the near future” below. Accordingly, if you require dividend income you should carefully consider these risks before making an investment in our Company.

Although we have paid cash dividends in the past, we recently announced that we will not be paying a dividend in the fourth quarter of 2013 and we likely will not pay cash dividends in the near future.

Historically, we have paid dividends to our shareholders when sufficient cash is available. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors, including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner previously discussed in this section. On November 14, 2013, the Company announced that its Board of Directors determined that it would not declare and pay a dividend to shareholders in the fourth quarter of 2013. There can be no assurance that we will resume paying dividends in the future even if the necessary financial conditions are met and if sufficient cash is available for distribution.

Our insurance subsidiaries are subject to minimum capital and surplus requirements. Failure to meet these requirements could subject us to regulatory action.

Our insurance subsidiaries are subject to minimum capital and surplus requirements imposed under the laws of their respective states or other jurisdictions of domicile and each state in which they issue policies. Any failure by one of our insurance subsidiaries to meet minimum capital and surplus requirements imposed by applicable state or other local insurance law will subject it to corrective action, which may include requiring adoption of a comprehensive financial plan that identifies the conditions that contributed to the financial condition, as well as proposals to correct the financial problems and provide projections of the entity’s financial condition, both with and without proposed corrections. The plan must also outline the key assumptions underlying the projections and identify the quality of, and problems associated with, the underlying business. Depending on an entity’s actual level of capital and surplus in comparison to its Company Action Level (or, in the case of Bermuda insurance entities, from a solvency formula prescribed by the BMA), insurance regulators could increase their oversight, restrict the placement of new business, or place the entity under state regulatory control. As of June 30, 2013, Tower Reinsurance, Ltd. (“TRL”), one the Company’s two Bermuda-based reinsurers, had capital and surplus that did not meet the minimum capital and surplus requirements of the BMA.

The Company has discussed with the BMA its intention to combine a substantial portion of the business and the capital of CastlePoint Reinsurance Company (“CastlePoint Re”), the Company’s other Bermuda based reinsurer, with TRL. Through this combination, management believes that the combined entity’s capital would meet the minimum capital and surplus thresholds determined by the BMA. The Company is currently developing this plan and expects to deliver this plan to its Bermuda regulators in the next several weeks. The Company cannot provide assurance that it will be successful in pursuing this alternative. Should the business combination not be approved, TRL would be operating at a capital level that is below the regulatory minimums as designated by the BMA. As such, TRL may be subject to significant additional regulatory oversight or, in the event that such oversight did not satisfy the BMA, placed into liquidation.

In addition TRL is required to collateralize the additional $175 million of assumed reserves in a trust for the benefit of TICNY, the lead pool company of the U.S. insurance companies. Such funding has not yet occurred and requires approval by the Bermuda regulator (the “BMA”). The Company can provide no assurance that it will be successful in finalizing the business combination or in funding the trust. If the trust funding is not approved, 1) the statutory capital of TICNY would be at a level that could result in the New York Department of Financial Services placing TICNY under regulatory control; and 2) Tower Group, Inc. could violate the revised debt covenants of the bank credit facility at December 31, 2013, which violation, if not waived, would result in a cross default of our convertible notes.

A decline in the capital and surplus of our insurance subsidiaries may limit or eliminate their ability to pay dividends to us, which materially and adversely affects our ability to pay dividends to our shareholders. As of June 30, 2013, TICNY and the other U.S. Pool companies have negative unassigned surplus, and are therefore prohibited from paying dividends to the Holding Company. See “Although we have paid cash dividends in the past, we recently announced that we will not be paying a dividend in the fourth quarter of 2013 and we likely will not pay cash dividends in the near future.” Any new minimum capital and surplus requirements adopted in the future may require us to further increase the capital and surplus of our insurance subsidiaries, which we may not be able to do.

If our actual unpaid loss and loss adjustment expenses as of a particular point in time exceed our loss reserves or we determine that our estimates with respect to such loss reserves are inadequate, our business, financial condition and results of operations could be significantly adversely affected.

Our business, financial condition and results of operations depend upon our ability to estimate the potential losses associated with the risks that we insure and reinsure. We estimate loss and loss adjustment expense reserves to cover our estimated liability for the payment of all losses and loss adjustment expenses incurred under the policies that we write. Loss reserves include case reserves, which are established for specific claims that have been reported to us, and reserves for claims that have been incurred but not reported (“IBNR”).

Establishing an aggregate level of loss and loss adjustment expense reserves involves estimations, opinions and judgments and is, accordingly, an inherently uncertain process. For example, the reserving process for losses on the liability coverage portions of our commercial and personal lines policies possesses characteristics that make case and IBNR reserving inherently less susceptible to accurate actuarial estimation. Liability losses are claims made by third parties of which the policyholder may not be aware and therefore may be reported a significant amount of time, sometimes years, after the occurrence. As liability claims most often involve claims of bodily injury, assessment of the proper case reserve is a subjective process. In addition, the determination of a case reserve for a liability claim is often without the benefit of information, which develops slowly over the life of the claim and can subject the case reserve to substantial modification well after the claim was first reported. Numerous factors impact the liability case reserving process, including venue, the amount of monetary damage, the permanence of the injury, and the age of the claimant among other factors.

To the extent that loss and loss adjustment expenses exceed our estimates, we likely would be required to increase loss and loss adjustment expense reserves, with a corresponding reduction in our net income in the period in which the deficiency is identified. Actual loss and loss adjustment expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our consolidated financial statements. It is possible that claims could exceed our loss and loss adjustment expense reserves. In such case, any required reserve strengthening would be recognized as an expense during the period or periods in which these determinations are made, thereby adversely affecting our business, financial condition or results of operations. Depending on the severity and timing of any changes in these estimated losses, such determinations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

As noted above, we strengthened our loss reserves with respect to Commercial Insurance and Specialty Insurance and Reinsurance segments as of June 30, 2013 by approximately $338 million, which resulted in an unfavorable effect on net income. This reserve strengthening has had a material adverse effect on our business, financial condition and results of operations. See “Note 9-Loss and Loss Adjustment Expense” to the Notes to the Consolidated Financial Statements. Given the contingencies and uncertainties described above, there can be no assurance that we have accurately estimated our loss and loss adjustment reserves, and further revisions to these estimates may occur in the future, which may require us to further increase these reserves. If increases to our loss and loss adjustment reserves become necessary, this may have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, many of our quota share reinsurance agreements contain provisions for a ceding commission under which the commission rate that we receive varies inversely with the loss ratio on the ceded premiums, with higher commission rates corresponding to lower loss ratios and vice versa. The loss ratio depends on our estimate of the loss and loss adjustment expense reserves on the ceded business. As a result, the same uncertainties associated with estimating loss and loss adjustment expense reserves affect the estimates of ceding commissions earned. If and to the extent that we have to increase our reserves on the business that is subject to these reinsurance agreements, we may have to reduce the ceding commission rate, which would amplify the reduction in our net income in the period in which the increase in our reserves is made. For example, in connection with our June 30, 2013 reserve strengthening, the related decrease in our ceding commission rate resulted in additional year-to-date loss for the six months ended June 30, 2013 of $8.2 million.

A substantial amount of our business currently comes from a limited geographical area. Any single catastrophe or other condition affecting losses in this area could adversely affect our business, financial condition or results of operations.

Our insurance subsidiaries currently write a substantial amount of their business in the Northeast United States. As a result, a single catastrophe occurrence, destructive weather pattern, terrorist attack, regulatory development or other condition or general economic trend affecting the region within which we conduct our business could adversely affect our business, financial condition or results of operations more significantly than that of other insurance companies that conduct business across a broader geographical area. We may incur catastrophe losses in excess of: (1) those experienced in prior years, (2) the average expected level used in pricing, (3) our current reinsurance coverage limits, or (4) our estimate of loss from external hurricane and earthquake models at various levels of probability. We may be exposed to catastrophes that could have a material adverse effect on operating results and financial condition. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses or a downgrade of our credit issuer or financial strength ratings.

The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. The occurrence of claims from catastrophic events is likely to result in substantial volatility in our business, financial condition or results of operations for any fiscal quarter or year and could have a material adverse effect on our business, financial condition or results of operations and our ability to write new business. Increases in the values and concentrations of insured property may increase the severity of such occurrences in the future. Although we attempt to manage our exposure to such events, including through the use of reinsurance, the frequency or severity of catastrophic events could exceed our estimates. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our business, financial condition or results of operations.

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

From time to time, market conditions have limited, and in some cases have prevented, insurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. These conditions could produce unfavorable changes in prices, reduced ceding commission revenue or other potentially adverse changes in the terms of reinsurance. Accordingly, we may not be able to obtain our desired amounts of reinsurance. In addition, even if we are able to obtain such reinsurance, we may not be able to obtain such reinsurance from entities with satisfactory creditworthiness or negotiate terms that we deem appropriate or acceptable. Similarly, our business, reputation, ratings and financial condition affect our ability to obtain reinsurance on favorable terms. Accordingly, at times we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue.

Even if we are able to obtain reinsurance, our reinsurers may not pay losses in a timely fashion, or at all, which may cause a substantial loss and increase our costs.

As of December 31, 2012, we had a net balance due us from our reinsurers of $541.0 million, consisting of $459.5 million in reinsurance recoverables on unpaid losses, $17.6 million in reinsurance recoverables on paid losses and $63.9 million in prepaid reinsurance premiums. Since 2003, we have sought to manage our exposure to our reinsurers by placing our quota share reinsurance on a “funds withheld” basis and requiring any non-admitted reinsurers to collateralize their share of unearned premium and loss reserves. Our net exposure (which considers collateral available to the Company) to our reinsurers totaled $388.1 million as of December 31, 2012. As of December 31, 2012, our largest net exposure to any one reinsurer was $47.8 million, related to Hannover Ruckver-sicherungs, AG, which is rated A+ by A.M. Best. As of December 31, 2012, our largest balance due from any one reinsurer (before considering any collateral) was $84.4 million, which was due from Swiss Reinsurance America Corp. which is rated A+ by A.M. Best.

We calculate our balances due from reinsurers annually in connection with the preparation and filing of our Form 10-K. Accordingly, such amounts as of June 30, 2013 may differ materially from those reported as of year-end. For example, as disclosed in our Form 8-K dated October 1, 2013, we recently entered into reinsurance agreements with Arch Reinsurance Ltd., Hannover Re (Ireland) Plc and Southport Re (Cayman) Ltd. with respect to policies written in our commercial lines business. Such reinsurance arrangements will result in substantially larger amounts due from these reinsurers.

Because we remain primarily liable to our policyholders for the payment of their claims, in the event that one of our reinsurers under an uncollateralized treaty became insolvent or refused to reimburse us for losses paid, or delayed in reimbursing us for losses paid, our cash flow and financial results could be materially and adversely affected.

We operate in a highly competitive environment. If we are unsuccessful in competing against larger or more well-established rivals, our business, financial condition and results of operations could be adversely affected.

The property and casualty insurance industry is highly competitive and has historically been characterized by periods of significant pricing competition alternating with periods of greater pricing discipline, during which competition focuses on other factors. Beginning in 2000, the market environment was increasingly favorable as rates increased significantly. During the latter part of 2004 and throughout 2005, increased competition in the marketplace became evident and, as a result, average annual rate increases became moderate. The catastrophe losses of 2004 and 2005 produced increased pricing and reduced capacity for insurance of catastrophe-exposed property. However, a softening of the non-catastrophe-exposed market in 2006 through 2009 has led to more aggressive pricing in specific segments of the commercial lines business, particularly in those lines of business and accounts with larger annual premiums. The Insurance Information Institute indicates that the industry-wide change in net premiums written in the Property & Casualty industry in 2011 increased to $15.8 billion or 3.7% over 2010. A.M. Best reported that the industry-wide in net premiums written in the property and casualty industry increased 3.5% in 2011 as compared to 1.0% in 2010 and increased 4.1% in the first quarter of 2013 as compared to the first quarter of 2012.

The new capacity that had entered the market had placed more pressure on production and profitability targets. A.M. Best had stated that industry policyholder surplus grew annually from 2003-2012 except for declines in 2008 and 2011. However, industry policyholder surplus is increased by 8.1% to $614.0 billion in the second quarter of 2013 from the corresponding period in 2012. This places the premium-to-surplus ratio at 0.77:1.0 as of June 30, 2013.

Competition driven by strong earnings and capital gains can be projected to moderate as economic conditions impacting those sources deteriorate. Overall capacity and declining underwriting profits may result in a lessening of competitive pressure from other insurers that previously sought to expand the types or amount of business they write. This may cause a shift in focus by some insurers from an interest in market share to increase their concentration on underwriting discipline. Historically, we have attempted to compete based primarily on products offered, service, experience, the strength of our client relationships, reputation, speed of claims payment, financial strength ratings, scope of business, commissions paid and policy and contract terms and conditions. There are no assurances that in the future we will be able to maintain such competitive advantages, or be able to retain or attract customers at prices which we consider to be adequate.

In our commercial and personal lines admitted business segments, in the past, we competed with major U.S. insurers and certain underwriting syndicates, including large national companies such as Travelers Companies, Inc., Allstate Insurance Company, GEICO, Progressive Corporation and State Farm Insurance; regional insurers such as Selective Insurance Company, Hanover Insurance and Peerless Insurance Company and smaller, more local competitors such as Greater New York Mutual, Magna Carta Companies, MMI Insurance Company, Quincy Mutual Fire Insurance Company and Utica First Insurance Company. Our non-admitted binding authority and commercial business with general agents historically competed with Scottsdale Insurance Company, Admiral Insurance Company, Mt. Hawley Insurance Company, Navigators Group, Inc., Essex Insurance Company, Colony Insurance Company, Century Insurance Group, Nautilus Insurance Group, RLI Corp., United States Liability Insurance Group and Burlington Insurance Group, Inc. In our program business, we competed against competitors that write program business such as QBE Insurance Group Limited, Delos Insurance Group, Am Trust Financial Services, Inc., RLI Corp., Chartis Inc., W.R. Berkley Corporation, Markel Corporation, Great American Insurance Group and Philadelphia Insurance Companies.

Many of these companies have greater financial, marketing and management resources than we do and also have more experience, better ratings and more market recognition than we do. In addition, our recent need to significantly strengthen our reserves, the booking of a goodwill impairment charge in our Commercial Lines reporting unit and A.M. Best’s, Fitch’s and Demotech’s related ratings actions, together with our delay in filing on a timely basis the Form 10-Qs for the periods ended June 30, 2013 and September 30, 2013 and our decision to restate our Form 10-K for the year ended December 31, 2012 and revise our Form 10-Q for the period ended March 31, 2013 may have a material adverse effect on the Company’s ability to compete for insurance and assumed reinsurance business. Such actions and events also may cause concern among our agents, brokers and policyholders, resulting in a movement of business away from our insurance subsidiaries to other stronger or more highly rated insurance carriers, which would further adversely affect our competitive position.

We also face competition because of entities that self-insure, primarily in the commercial insurance market. From time to time, established and potential customers may examine the benefits and risks of self-insurance and other alternatives to traditional insurance.

Because of these competitive pressures, there can be no assurance that we will continue to compete effectively with our industry rivals, or that such pressures will not have a further material adverse effect on our business, operating results or financial condition. This includes competition for our producers. See “Since we depend on a core of selected producers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.” In the event we are unable to attract and retain these producers or they are unable to attract and retain customers for our products, growth and retention could be materially affected. Furthermore, certain competitors operate using a mutual insurance company structure and therefore may have dissimilar profitability and return targets.

In addition to competition in the operation of our business, we face competition from a variety of sources in attracting and retaining qualified employees. Our ability to successfully operate may also be impaired if we are not effective in filling critical leadership positions, in developing the talent and skills of our human resources, in assimilating new executive talent into our organization, or in deploying human resource talent consistently with our business goals.

Currently pending or future litigation, regulatory inquiries or governmental proceedings could result in material adverse consequences, including injunctions, judgments or settlements.

We are, and from time to time become, involved in lawsuits (including class-action suits), regulatory inquiries and governmental and other legal proceedings arising out of the ordinary course of our business. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions of these types of matters is often uncertain. The possible outcomes or resolutions of these matters could include adverse judgments or settlements, either of which could require substantial payments or changes in the manner in which we conduct our business, and could materially adversely affect our business, financial condition or results of operations. We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state and federal regulators and other authorities.

On February 21, 2013, the DFS announced that it was investigating certain insurers, including our largest insurance subsidiary, TICNY, for unacceptable claims practices in New York related to Superstorm Sandy. In connection with such investigation, the DFS previously issued an Insurance Law Section 308 letter to TICNY, which directed TICNY to provide information and supporting documentation and to which TICNY, as a New York-domiciled insurer, is legally required to respond. We are cooperating with the DFS in connection with such inquiry. We have responded to the DFS that the allegations in this matter do not constitute a pattern or practice. The investigation is still ongoing. Although we do not believe that the investigation will have a material adverse effect on our business, financial condition or results of operations or that we will be subject to material sanctions or other penalties, we are unable to predict the outcome of the investigation or whether Superstorm Sandy-related claims practices will result in additional regulatory inquiries or legal proceedings.

We are also involved in a number of putative securities class action lawsuits brought by alleged shareholders alleging violations of the federal securities laws in connection with, among other things, purported false and misleading statements concerning our loss reserve estimates. We believe that it is not probable that these lawsuits will result in a loss, and that the amount of any loss cannot be reasonable estimated.

There can be no assurances that a favorable final outcome will be obtained in these cases, and defending any lawsuit is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition or results of operations.

We have identified material weaknesses in our internal control over financial reporting, which have resulted in material misstatements in our financial statements and required us to restate our financial results and, if such material weaknesses are not remediated or additional weaknesses are identified in the future, could result in future material misstatements or omissions in our financial statements.

On October 7, 2013, the Company announced that its June 30, 2013 loss reserves were strengthened by approximately $365 million. The Company then undertook to review its reserve analyses for prior years. During this evaluation, the Company considered its historical loss reserve analyses and the analyses of its independent actuaries and reviewed and discussed its conclusions with its independent registered public accounting firm. Upon completion of this evaluation, the Company determined that inadvertent mistakes in classification of insurance premiums by line of business used in the loss reserving process resulted in (1) an increase in the loss and loss adjustment expenses of $9.6 million, $21.7 million and $5.7 million, for the years ended December 31, 2012, 2011 and 2010, respectively, and (2) a decrease in the reinsurance recoverables on unpaid losses asset balance by $37.0 million, $27.4 million and $5.7 million as of December 31, 2012, 2011 and 2010, respectively. In addition, subsequent to the announcement on October 7, 2013, the Company identified errors in its historical premiums receivable balances due to inadvertent mistakes in its premiums receivable reconciliation process. This resulted in (1) a decrease of premiums receivable asset balance of $11.0 million, $10.0 million, $5.6 million and $7.2 million as of the years ended December 31, 2012, 2011, 2010 and 2009, respectively, and (2) an increase (decrease) of other operating expenses of $1.0 million, $4.4 million, ($1.6) million and $7.2 million for the years ended December 31, 2012, 2011, 2010 and 2009, respectively. The Company also will correct other immaterial adjustments that were initially recorded in the period they were identified. Tower was not aware of these inadvertent mistakes when it announced the reserve charge on October 7, 2013. Correction of these errors does not increase the previously announced charge of approximately $365 million.

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

As disclosed in Item 9A of Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2012 and Item 4 of Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2013, Tower’s management is implementing measures to remediate the material weaknesses in internal controls over financial reporting described above. Specifically, management is seeking to improve communications among its actuarial, underwriting, financial and claims personnel involved on the loss reserve committee regarding the importance of documentation of its assessments and conclusions of its meetings, as well as supporting analyses. Management also continues to improve its systems to facilitate the gathering of underlying data used in the actuarial reserving process. Until such time as management and the Board have concluded that this process is performing effectively, management intends to engage external consulting resources that will perform a quarterly actuarial study to assist the Company in estimating its loss reserves, and reviewing and critiquing the loss reserve committee documentation during the financial reporting process. Also, the Company is reassessing the structure of the loss reserve committee to enhance its effectiveness.

In addition, the Company has obtained additional resources and enhanced the production of key reports to improve the accuracy of the elements used in its premiums receivable reconciliation process and timely evaluation and disposal of the reconciling items noted during the premium receivable reconciliation process.

Previously, the Company reported another material weakness related to accounting for income taxes in Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2012. The Company subsequently made certain changes to its internal controls over financial reporting and concluded that such material weakness was remediated, as described in Item 9A of Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2012.

As a result of the material weaknesses described above, in the past, the Company’s disclosure controls and procedures were not effective to timely prevent or detect errors in its consolidated financial statements which led to the need to restate or revise its financial statements , as well as delays in some of its filings. If the Company’s efforts to remediate the weaknesses identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could also result in future misstatements of the Company’s results of operations, which could, among other things, result in additional restatements or revisions of the Company’s consolidated financial statements and/or further delays in the Company’s filings, and could have a material and adverse effects on the Company’s business, results of operations or financial condition.

Risk Factors Relating to Disruptions in the Financial Markets

We could be forced to sell investments to meet our liquidity requirements.

We invest the premiums we receive from customers until they are needed to pay policyholder claims or until they are recognized as profits. Consequently, we seek to match the duration of our investment portfolio with the duration of our loss and loss adjustment expense reserves to ensure strong liquidity and avoid having to liquidate securities to fund claims. Risks such as inadequate loss and loss adjustment reserves or unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. Such sales could result in significant realized losses depending on the conditions of the general market, interest rates and credit issues with individual securities.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business.

Our policies and procedures may not be comprehensive and may not identify every risk to which we are exposed. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated.

If our business does not perform well, we may be required to recognize an impairment of our goodwill, intangible or other long-lived assets, or to establish a valuation allowance against the deferred income tax asset, which could adversely affect our business, financial condition or results of operations.

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill annually for impairment, or more frequently if circumstances indicated that the value of goodwill may be impaired. Impairment testing is performed based upon estimates of the fair value of the reporting units to which the goodwill relates. The estimated fair value of the acquired net assets is impacted by the ongoing performance of the related business. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to income. Such write downs could have a material adverse effect on our business, financial condition or results of operations.

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

In the second quarter of 2013, we recorded adverse reserve development of approximately $338 million, all of which relates to our Commercial Insurance and Specialty and Reinsurance reporting units. This charge significantly reduced our statutory surplus and consequently resulted in a downgrade of our financial strength ratings.

Also in the second quarter of 2013, we reorganized the Company into three reporting units corresponding to each of our business segments: (i) Commercial Insurance, (ii) Specialty Insurance and Reinsurance and (iii) Personal Insurance, based on information regularly reviewed by our chief operating decision maker. Prior to the reorganization, management conducted a Step 1 goodwill impairment test of the Commercial Insurance and Personal Insurance reporting units. Step 1 of the impairment test indicated the Commercial Insurance reporting unit’s carrying value exceeded its fair value and the Personal Insurance reporting unit’s fair value exceeded its carrying value. Accordingly, we performed a Step 2 impairment analysis on the Commercial Insurance reporting unit and recorded a non-cash goodwill impairment charge of $214.0 million to write-down all of the goodwill associated with such unit.

If our Personal Insurance reporting unit does not perform well, we may also be required to recognize an impairment of the remaining Personal Insurance reporting goodwill of $55.5 million, which could adversely affect our business, financial condition or results of operations.

Subsequent goodwill assessments could result in impairment due to the impact of a volatile financial market on earnings, discount assumptions, liquidity and market capitalization, as well as our assessment of segment organization upon the completion of the merger with the Canopius Bermuda Operations. Slight changes in the factors we consider when evaluating our goodwill for impairment losses (such as forecasted future cash flows, changes in discount rates or market multiples derived from peer companies) could result in a significant charge for impairment losses reported in our consolidated financial statements. In addition, if our market capitalization decreases, we may be required to record goodwill impairment charges in future periods. Management will continue to monitor its goodwill for possible future impairments. See “Note 5 – Goodwill and Intangible Assets” in the Notes to the Consolidated Financial Statements.

Intangible assets represent the amount of fair value assigned to certain assets when we acquire a subsidiary or a book of business. Intangible assets are classified as having either a finite or an indefinite life. We test the recoverability of indefinite life intangibles at least annually. We test the recoverability of finite life intangibles whenever events or changes in circumstances indicate that the carrying value of a finite life intangible may not be recoverable. An impairment is recognized if the carrying value of an intangible asset is not recoverable and exceeds its fair value, in which circumstances we must write down the intangible asset by the amount of the impairment, with a corresponding charge to income. Such write downs could have a material adverse effect on our business, financial condition or results of operations.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate taxable capital gains. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our business, financial condition or results of operations.

As a result of the reserve strengthening, the Company is expecting its U.S. based operations to have a pre-tax loss for 2013, which would result in a three-year cumulative loss position on its U.S. subsidiaries. After considering this negative evidence and uncertainty regarding the Company’s ability to generate sufficient future taxable income in the United States, the Company concluded that it should not recognize any net deferred tax assets (comprised principally of net operating loss carryforwards). The Company therefore provided a full valuation allowance against its deferred tax asset at June 30, 2013.

Changes in accounting standards issued by the financial accounting standards board or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of accounting principles generally accepted in the United States of America, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (the “FASB”). The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our reports filed with the SEC. See Note 1 of the Notes to the Consolidated Financial Statements included in Amendment No. 2 to our 2012 Annual Report on Form 10-K. An assessment of proposed standards, including standards on insurance contracts and accounting for financial instruments, is not provided as such proposals are subject to change through the exposure process and official positions of the FASB are determined only after extensive due process and deliberations. Therefore, the effects on our financial statements cannot be meaningfully assessed. The required adoption of future accounting standards could have a material adverse effect on our business, financial condition or results of operations, including on our net income.

The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.

Our business is highly dependent upon the effective operation of our computer systems. We retain confidential and proprietary information on our computer systems and we rely on sophisticated technologies to maintain the security of that information. Our computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. While, to date, we have not experienced a material breach of cybersecurity, administrative and technical controls and other preventive actions we take to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.

In addition, in the event of a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our business, financial condition or results of operations, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, in the event that a significant number of our managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.

The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results.

Our associates could take excessive risks which could negatively affect our financial condition and business.

As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business, including executive officers and other members of management, sales managers, investment professionals, product managers, sales agents, and other associates, as well as managing general agents and other agents with binding authority over the issuance of our policies do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our associates incentives to take excessive risks; however, associates may take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor associates’ business decisions and prevent us from taking excessive risks, these controls and procedures may not be effective. If our associates take excessive risks, the impact of those risks could have a material adverse effect on our financial condition and business operations.

Insurance laws and regulations, our bye-laws and the terms of our indebtedness may impede or discourage a takeover, which could cause the market price of our shares to decline.

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

In addition, our bye-laws contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of the Company’s common shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of the Company’s common shares if they are viewed as discouraging changes in management and takeover attempts in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2013, the Company purchased 891 shares of its common stock from employees in connection with the vesting of restricted stock issued in connection with its 2008 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.

TGI’s previously approved share repurchase program expired in March 2013.

The following table summarizes the Company’s stock repurchases for the three months ended June 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publically Announced Repurchase Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Repurchase Plans
Second quarter
April 1 - 30, 2013	-	$-	-	$50,000,000
May 1 - 31, 2013	891	19.40	-	50,000,000
June 1 - 30, 2013	-	-	-	50,000,000
Subtotal second quarter	891	19.40	-	50,000,000
(1)	Includes 891 shares withheld to satisfy tax withholding amounts due from employees upon the receipt of previously restricted shares.
(2)	Including commissions.

Item 6. Exhibits

Exhibit 31.1	Chief Executive Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

Exhibit 31.2	Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

Exhibit 32	Chief Executive Officer and Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

EX-101	INSTANCE DOCUMENT

EX-101	SCHEMA DOCUMENT

EX-101	CALCULATION LINKBASE DOCUMENT

EX-101	LABELS LINKBASE DOCUMENT

EX-101	PRESENTATION LINKBASE DOCUMENT

EX-101	DEFINITION LINKBASE DOCUMENT

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