Form 10-Q
period 2013-09-30
Tower Group International, Ltd.
filed 2014-02-12
CIK 1289592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,350,877 shares of common stock, par value $0.01 per share, as of February 10, 2014.

Tower Group International, Ltd.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2013

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Group International, Ltd.

Consolidated Balance Sheets

(Unaudited)

($ in thousands, except par value and share amounts)	September 30, 2013	December 31, 2012 (restated)
Assets
Investments - Tower
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $1,585,624 and $1,926,236)	$1,624,312	$2,064,148
Equity securities (cost of $100,907 and $144,204)	105,383	140,695
Short-term investments (cost of $5,925 and $4,749)	5,889	4,750
Other invested assets	97,559	57,786
Investments - Reciprocal Exchanges
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $246,340 and $263,950)	249,821	280,563
Equity securities (cost of $2,751 and $5,144)	2,524	5,563
Total investments	2,085,488	2,553,505
Cash and cash equivalents (includes $11,656 and $9,782 relating to Reciprocal Exchanges)	379,608	102,269
Investment income receivable (includes $2,428 and $2,610 relating to Reciprocal Exchanges)	19,965	25,332
Investment in unconsolidated affiliate	76,785	71,894
Premiums receivable (includes $48,756 and $44,285 relating to Reciprocal Exchanges)	387,658	412,045
Reinsurance recoverable on paid losses (includes $4,460 and $682 relating to Reciprocal Exchanges)	85,668	17,609
Reinsurance recoverable on unpaid losses (includes $22,152 and $52,389 relating to Reciprocal Exchanges)	594,763	459,457
Prepaid reinsurance premiums (includes $22,503 and $17,803 relating to Reciprocal Exchanges)	217,916	63,923
Deferred acquisition costs, net (includes $10,796 and $11,364 relating to Reciprocal Exchanges)	149,836	181,198
Intangible assets (includes $6,467 and $6,854 relating to Reciprocal Exchanges)	80,215	106,768
Goodwill	-	241,458
Funds held by reinsured companies	191,901	137,545
Other assets (includes $1,877 and $1,559 relating to Reciprocal Exchanges)	362,757	338,769
Total assets	$4,632,560	$4,711,772
Liabilities
Loss and loss adjustment expenses (includes $111,940 and $135,791 relating to Reciprocal Exchanges)	$2,098,481	$1,895,679
Unearned premium (includes $110,361 and $103,216 relating to Reciprocal Exchanges)	959,675	921,271
Reinsurance balances payable (includes $4,095 and $6,979 relating to Reciprocal Exchanges)	385,123	40,569
Funds held under reinsurance agreements (includes $0 and $500 relating to Reciprocal Exchanges)	215,953	98,581
Other liabilities (includes $17,855 and $21,346 relating to Reciprocal Exchanges)	278,635	296,960
Deferred income taxes (includes $19,720 and $19,719 relating to Reciprocal Exchanges)	20,050	24,763
Debt	451,991	449,731
Total liabilities	4,409,908	3,727,554
Contingencies (Note 18)	-	-
Shareholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized, 57,437,157 and 53,048,011 shares issued, and 57,427,243 and 43,513,678 shares outstanding)	574	530
Treasury stock (9,914 and 9,534,333 shares)	(23)	(181,435)
Paid-in-capital	814,927	780,036
Accumulated other comprehensive income	(7,685)	82,756
Retained earnings (accumulated deficit)	(600,039)	268,171
Tower Group International, Ltd. shareholders’ equity	207,754	950,058
Noncontrolling interests	14,898	34,160
Total shareholders’ equity	222,652	984,218
Total liabilities and shareholders’ equity	$4,632,560	$4,711,772

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Revenues
Net premiums earned	$368,293	$430,713	$1,208,543	$1,311,024
Ceding commission revenue	28,195	7,703	54,279	22,946
Insurance services revenue	(142)	808	518	2,664
Policy billing fees	2,796	3,133	9,267	9,267
Net investment income	25,632	31,389	84,351	97,113
Net realized investment gains (losses):
Other-than-temporary impairments	(4,527)	(1,727)	(9,672)	(6,973)
Portion of loss recognized in other comprehensive income	335	-	335	286
Other net realized investment gains	22,320	2,872	32,282	11,179
Total net realized investment gains (losses)	18,128	1,145	22,945	4,492
Total revenues	442,902	474,891	1,379,903	1,447,506
Expenses
Loss and loss adjustment expenses	383,778	256,096	1,219,402	873,364
Commission expense	101,742	87,527	297,596	263,098
Other operating expenses	110,187	85,404	282,888	240,575
Acquisition-related transaction costs	559	2,679	20,280	4,661
Interest expense	8,008	8,224	23,451	24,737
Total expenses	604,274	439,930	1,843,617	1,406,435
Other income (expense)
Equity income in unconsolidated affiliate	(3,194)	-	4,772	-
Goodwill and fixed asset impairment	(183,162)	-	(397,211)	-
Other	5,000	-	5,000	-
Income (loss) before income taxes	(342,728)	34,961	(851,153)	41,071
Income tax expense (benefit)	1,404	9,014	(2,116)	9,320
Net income (loss)	$(344,132)	$25,947	$(849,037)	$31,751
Less: Net income (loss) attributable to Noncontrolling interests	3,502	4,318	(6,978)	7,766
Net income (loss) attributable to Tower Group International, Ltd.	$(347,634)	$21,629	$(842,059)	$23,985
Earnings (loss) per share attributable to Tower Group International, Ltd. shareholders:
Basic	$(6.08)	$0.50	$(15.79)	$0.54
Diluted	$(6.08)	$0.50	$(15.79)	$0.54
Weighted average common shares outstanding:
Basic	57,138	42,449	53,338	43,045
Diluted	57,138	42,476	53,338	43,130
Dividends declared and paid per common share	$0.17	$0.17	$0.50	$0.50

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2013	2012	2013	2012
Net income (loss)	$(344,132)	$25,947	$(849,037)	$31,751
Other comprehensive income (loss) before tax
Gross unrealized investment holding gains (losses) arising during periods	(20)	39,543	(81,354)	73,128
Less: Reclassification adjustment for investment (gains) losses included in net income	(18,751)	(1,145)	(23,280)	(2,297)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	335	-	335	(286)
Cumulative translation adjustment	3,742	-	78	-
Deferred gain (loss) on cash flow hedge	(2,322)	(906)	1,496	(4,492)
Other comprehensive income (loss) before tax	(17,016)	37,492	(102,725)	66,053
Income tax benefit (expense) related to items of other comprehensive income (loss)	-	(12,942)	-	(21,295)
Other comprehensive income (loss), net of income tax	$(17,016)	$24,550	(102,725)	44,758
Comprehensive income (loss)	$(361,148)	$50,497	$(951,762)	$76,509
Less: Comprehensive income (loss) attributable to Noncontrolling interests	3,230	8,609	(19,262)	18,643
Comprehensive income (loss) attributable to Tower Group International, Ltd.	$(364,378)	$41,888	$(932,500)	$57,866

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Treasury	Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Noncontrolling	Total Shareholders’
(in thousands)	Shares	Amount	Stock	Capital	Income (loss)	Deficit)	Interests	Equity
Balance at December 31, 2011, as restated	52,626	$526	$(158,185)	$772,877	$63,053	$331,480	$27,380	$1,037,131
Dividends declared	-	-	-	-	-	(21,874)	-	(21,874)
Stock based compensation	377	3	(2,260)	6,704	-	-	-	4,447
Repurchase of common stock	-	-	(20,987)	-	-	-	-	(20,987)
Net income	-	-	-	-	-	23,985	7,766	31,751
Transfer of assets to Reciprocal Exchange	-	-	-	(1,778)	-	-	1,778	-
Other comprehensive income	-	-	-	-	33,881	-	10,877	44,758
Balance at September 30, 2012	53,003	$529	$(181,432)	$777,803	$96,934	$333,591	$47,801	$1,075,226
Balance at December 31, 2012, as restated	53,048	$530	$(181,435)	$780,036	$82,756	$268,171	$34,160	$984,218
Dividends declared	-	-	-	-	-	(26,151)	-	(26,151)
Stock based compensation	245	3	(5,876)	14,332	-	-	-	8,459
Merger Transaction with Canopius Bermuda	14,026	140	-	207,207	-	-	-	207,347
Extinguishment of treasury stock in connection with Canopius Merger Transaction	(9,882)	(99)	187,288	(187,189)	-	-	-	-
Termination of convertible senior notes hedge and warrants	-	-	-	541	-	-	-	541
Net income (loss)	-	-	-	-	-	(842,059)	(6,978)	(849,037)
Other comprehensive income (loss)	-	-	-	-	(90,441)	-	(12,284)	(102,725)
Balance at September 30, 2013	57,437	$574	$(23)	$814,927	$(7,685)	$(600,039)	$14,898	$222,652

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2013	2012
Cash flows provided by (used in) operating activities:
Net income (loss)	$(849,037)	$31,751
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain on investment in acquired unconsolidated affiliate	(4,772)	-
Net realized investment (gains) losses	(22,945)	(4,492)
Depreciation and amortization	50,308	25,103
Goodwill and fixed asset impairment	397,211	-
Amortization of bond premium or discount	8,739	8,393
Amortization of restricted stock	12,956	6,707
Deferred income taxes	1,945	301
Excess tax benefits from share-based payment arrangements	-	-
Changes in operating assets and liabilities:
Investment income receivable	5,367	(3,406)
Premiums receivable	24,387	39,237
Reinsurance recoverable	265,362	10,068
Prepaid reinsurance premiums	(1,562)	(8,783)
Deferred acquisition costs, net	37,180	(20,731)
Funds held by reinsured companies	644,463	(54,598)
Other assets	44,896	(25,236)
Loss and loss adjustment expenses	(427,811)	62,553
Unearned premium	(131,559)	34,119
Reinsurance balances payable	344,554	56
Funds held under reinsurance agreements	(443,342)	(7,916)
Other liabilities	(51,110)	33,470
Net cash flows provided by (used in) operations	(94,770)	126,596
Cash flows provided by (used in) investing activities:
Cash acquired in Canopius Merger Transaction	134,741	-
Purchase of fixed assets	(30,880)	(33,085)
Investment in unconsolidated affiliate	-	(71,512)
Purchase of fixed-maturity securities	(1,065,148)	(1,288,117)
Purchase of equity securities	(941,478)	(1,202,074)
Short-term investments, net	25,844	(4,748)
Purchase of other invested assets	(39,773)	(10,018)
Sale of fixed-maturity securities	1,256,695	1,286,634
Maturity of fixed-maturity securities	133,033	142,229
Sale of equity securities	970,837	1,149,473
Other	-	(5,229)
Change in restricted cash	(41,117)	-
Net cash flows provided by (used in) investing activities	402,754	(36,447)
Cash flows provided by (used in) financing activities:
Proceeds from credit facility borrowings	-	20,000
Proceeds from convertible senior notes hedge termination	2,380	-
Payment for warrants termination	(1,000)	-
Issuance of common stock under stock-based compensation programs	2	3
Excess tax benefits from share-based payment arrangements	-	284
Treasury stock acquired-net employee share-based compensation	(5,876)	(2,259)
Repurchase of Common Stock	-	(20,987)
Dividends paid	(26,151)	(21,874)
Net cash flows provided by (used in) financing activities	(30,645)	(24,833)
Increase (decrease) in cash and cash equivalents	277,339	65,316
Cash and cash equivalents, beginning of period	102,269	114,098
Cash and cash equivalents, end of period	$379,608	$179,414

See accompanying notes to the unaudited consolidated financial statements.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Nature of Business

Tower Group International, Ltd. (the “Company” or “Tower”) offers a broad range of commercial, assumed reinsurance and personal property and casualty insurance products and services through its subsidiaries to businesses and to individuals. On March 13, 2013, the Company and Tower Group, Inc. (“TGI”) completed a merger transaction under which the Company, formerly known as Canopius Holdings Bermuda Limited (“Canopius Bermuda”), was re-named Tower Group International, Ltd. and became the ultimate parent company (the “Canopius Merger Transaction”). The Company’s common shares are publicly traded on the NASDAQ Global Select Market under the symbol “TWGP”, which was also the symbol of TGI common shares on that exchange prior to the Canopius Merger Transaction. See “Note 4 – Canopius Merger Transaction” for further discussion of the Canopius Merger Transaction and the Company’s succession to TGI as registrant. As stated above, the registrant is deemed to be the successor to Tower Group, Inc. pursuant to Rule 12g-3(a) under the Exchange Act and, following the consummation of the merger described above by the registrant and Tower Group, Inc., the consolidated financial statements of Tower Group, Inc. for the periods through March 13, 2013, closing date of the merger, became the registrant’s consolidated statements for the same periods. Accordingly, as used herein, unless the context requires otherwise, references to “Tower”, the “Company”, “we”, “us”, or “our” (i) with respect to any period, event or occurrence prior to March 13, 2013, are to Tower Group, Inc. and (ii) with respect to any subsequent period, event or occurrence, are to Tower Group International, Ltd., and, in each case include the Company’s insurance subsidiaries, managing general agencies and management companies.

Significant Business Developments and Risks and Uncertainties

Proposed Merger with ACP Re

On January 3, 2014, Tower entered into an Agreement and Plan of Merger (“ACP Re Merger Agreement”) with ACP Re Ltd. (“ACP Re”), and a wholly-owned subsidiary of ACP Re (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, it is expected that Merger Sub will merge with and into Tower, with Tower as the surviving corporation in the merger and a wholly owned subsidiary of ACP Re. The transaction is expected to close by the summer of 2014, subject to the satisfaction or waiver of the closing conditions contained in the ACP Re Merger Agreement. ACP Re is a Bermuda based reinsurance company. The controlling shareholder of ACP Re is a trust established by the founder of AmTrust Financial Services, Inc. (“AmTrust”), National General Holdings Corporation (“NGHC”) and Maiden Holdings, Ltd.

Pursuant to the terms of the ACP Re Merger Agreement, at the effective time of the merger, each outstanding share of Tower’s common stock, par value $0.01 per share, following the settlement of all outstanding equity awards, will be converted into the right to receive $3.00 in cash, with an aggregate value of approximately $172.1 million.

Each of the parties has made representations and warranties in the ACP Re Merger Agreement. Tower has agreed to certain covenants and agreements, including, among others, (i) to conduct its business in the ordinary course of business, consistent with past practice, during the period between the execution of the ACP Re Merger Agreement and the closing of the merger, (ii) not to solicit alternate transactions, subject to a customary “fiduciary out” provision which allows Tower under certain circumstances to provide information to and participate in discussions with third parties with respect to unsolicited alternative acquisition proposals that Tower’s Board of Directors has determined, in its good faith judgment, is appropriate in furtherance of the best interests of Tower, and (iii) to call and hold a special shareholders’ meeting and recommend adoption of the ACP Re Merger Agreement.

Concurrently with the execution of the ACP Re Merger Agreement, several subsidiaries of Tower have entered into two Cut Through Reinsurance Agreements, pursuant to which a subsidiary of AmTrust and a subsidiary of NGHC will provide 100% quota share reinsurance and a cut through endorsement to cover all eligible new and renewal commercial and personal lines business, respectively, and at their option, losses incurred on or after January 1, 2014 on not less than 60% of the in-force business. Tower received confirmation on January 16, 2014 from AmTrust and NGHC that they would exercise such option to reinsure on a cut through basis losses incurred on or after January 1, 2014 under in-force policies with respect to (1) in the case of AmTrust, a significant majority of Tower’s unearned premium reserves as of December 31, 2013 with respect to its ongoing commercial lines business, and (2) in the case of NGHC, 100% of Tower’s unearned premium reserves as of December 31, 2013 with respect to its personal lines segment business. Tower will receive a 20% ceding commission from AmTrust or NGHC on all Tower premiums that are subject to the Cut Through Reinsurance Agreements. Concurrently with the closing of the ACP Re Merger Agreement, ACP Re intends to sell certain of Tower’s commercial statutory entities to an affiliate of Amtrust, and certain of Tower’s personal lines statutory entities to an affiliate of National General Insurance Company.

Concurrently with the execution of the ACP Re Merger Agreement, the controlling shareholder of ACP Re has provided to Tower a guarantee for the payment of the merger consideration, effective upon the closing of the merger.

The ACP Re Merger Agreement was unanimously approved by the respective Boards of Directors of ACP Re and Tower, and is conditioned, among other things, on: (i) the approval of Tower’s shareholders, (ii) receipt of governmental approvals, including antitrust and insurance regulatory approvals (On January 30, 2014, the Company was granted early termination of the Hart-Scott-Rodino waiting period), (iii) the absence of any law, order or injunction prohibiting the merger, (iv) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), and (v) each party’s compliance with its covenants and agreements contained in the ACP Re Merger Agreement. In addition, ACP Re’s obligation to consummate the merger is subject to the non-occurrence of any material adverse effect on Tower, as well as the absence of any insolvency-related event affecting Tower. The transaction is also conditioned on holders of not more than 15% of Tower’s common stock dissenting to the merger.

There is no financing condition to consummation of the transactions contemplated by the ACP Re Merger Agreement.

The ACP Re Merger Agreement provides certain termination rights for each of Tower and ACP Re, and further provides that upon termination of the ACP Re Merger Agreement, under various circumstances, Tower will be obligated to reimburse ACP Re for certain of its transaction expenses, subject to a cap of $2 million, and to pay ACP Re a termination fee of $8.18 million, net of any transaction expenses it has reimbursed.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Michael H. Lee, the former Chairman, President and Chief Executive Officer of Tower, who beneficially owned approximately 4.2% of the issued and outstanding common stock of Tower as of January 3, 2014, has entered into a support agreement pursuant to which he has agreed to vote his shares in favor of the merger.

Loss reserve strengthening, goodwill and fixed asset impairment and deferred tax valuation allowance

Loss and loss adjustment expenses for the three and nine months ended September 30, 2013 statement of operations included an increase of $143.7 million and $470.5 million, respectively, excluding the Reciprocal Exchanges relating to reserve strengthening associated with losses from prior accident years. This unfavorable loss development arose primarily from accident years 2008-2011 within the workers’ compensation, commercial multi-peril liability (“CMP”), other liability and commercial auto liability lines of business offset to some degree by favorable development from more recent years within the short tail property lines of business. The Company performed comprehensive updates to its internal reserve study in response to continued observance in the second and third quarters of 2013 of higher than expected reported loss development. In conjunction with its comprehensive internal reviews, the Company also retained a consulting actuary to perform an independent reserve study in the second and third quarters of 2013 covering lines of business comprising over 93% of the Company’s loss reserves. Since 2010, the Company has changed the mix of business by reducing the amount of program and middle market workers’ compensation and liability business that it underwrites. For additional detail of this reserve charge by accident year, business segment and line of business please see “Note 9 - Loss and Loss Adjustment Expense”.

The second and third quarter reserve strengthening was viewed by the Company as events or circumstances that required the Company to perform a detailed quantitative analysis of whether its recorded goodwill was impaired. After performing the quantitative analysis in the second quarter of 2013, it was determined that $214.0 million of goodwill, which represents all of the goodwill allocated to the Commercial Insurance reporting unit, was impaired. In the third quarter of 2013, management concluded that the remaining $55.5 million of goodwill, all of which was allocated to the Personal Insurance reporting unit was impaired. In addition, $1.9 million of additional goodwill resulting from the acquisition of marine and energy business in July of 2013 was fully impaired as of September 30, 2013. Additionally, in the third quarter of 2013, the Company impaired $125.8 million of fixed assets. See “Note 5 – Goodwill, Intangible and Fixed Assets Impairments” for additional detail on the goodwill and fixed asset impairments.

As a result of the reserve strengthening, the Company is expecting its U.S. based operations to have a pre-tax loss for 2013, which would result in a three-year cumulative tax loss position on its U.S. subsidiaries. After considering this negative development and uncertainty regarding the Company’s ability to generate sufficient future taxable income in the United States, the Company concluded that it should not recognize any net deferred tax assets (comprised principally of net operating loss carryforwards). The Company, therefore, has provided a full valuation allowance against its deferred tax asset at September 30, 2013.

Reinsurance Agreements

In the third quarter of 2013, Tower entered into agreements with three reinsurers, Arch Reinsurance Ltd. (“Arch”), Hannover Re (Ireland) Plc. (“Hannover”) and Southport Re (Cayman), Ltd. (“Southport Re”). These agreements provided for surplus enhancement and improved certain financial leverage ratios, while increasing the Company’s financial flexibility. The agreements with Arch and Hannover each consist of one reinsurance agreement while the arrangement with Southport Re consists of several reinsurance agreements. Each of these is described below.

The first agreement was between Tower Insurance Company of New York (“TICNY”), on its behalf and on behalf of each of its pool participants, and Arch. Under this multi-line quota share agreement, TICNY ceded 17.5% on a quota share of certain commercial automobile liability, commercial multi-peril property, commercial multi-peril liability and brokerage other liability (mono line liability) businesses. The agreement covers losses occurring on or after July 1, 2013 for policies in-force as at June 30, 2013 and policies written or renewed from July 1, 2013 to December 31, 2013. The agreement has a special termination clause whereby either party may terminate the agreement upon the occurrence of certain circumstances, including an A.M. Best financial strength rating downgrade to below “A-”. As noted below, A.M. Best downgraded Tower’s financial strength rating to “B”. Neither party has provided notice to terminate the agreement.

The second agreement was between TICNY, on its behalf and on behalf of each of its pool participants, and Hannover. Under this multi-line quota share agreement, TICNY ceded 14% on a quota share of certain brokerage commercial automobile liability, brokerage commercial multi-peril property, brokerage commercial multi-peril liability, brokerage other liability (mono line liability) and brokerage workers’ compensation businesses. The agreement covers losses occurring on or after July 1, 2013 for policies in-force as at June 30, 2013 and policies written or renewed from July 1, 2013 to December 31, 2013. The agreement has a special termination clause whereby either party may terminate the agreement upon the occurrence of certain circumstances, including an A.M. Best financial strength rating downgrade to below “A-”. As noted below, A.M. Best downgraded Tower’s financial strength rating to “B”. Neither party has provided notice to terminate the agreement.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The third reinsurance arrangement with Southport Re consisted of two separate reinsurance agreements with TICNY, on its behalf and on behalf of each of its pool participants, and a third reinsurance agreement with Tower Reinsurance, Ltd. (“TRL”). Under the first of the agreements with TICNY, TICNY ceded to Southport Re a 30% quota share of its workers’ compensation and employer’s liability business. The agreement covers losses occurring on or after July 1, 2013 for policies in force at June 30, 2013 and policies written or renewed during the term of the agreement. Under the second of these agreements with TICNY, an aggregate excess of loss agreement, Southport Re assumed a portion of the losses incurred by TICNY on its workers’ compensation and employer’s liability business between January 1, 2011 and June 30, 2013, but paid by TICNY on or after June 1, 2013 (the “TICNY/Southport Re ADC”). Finally, TRL, a wholly-owned Bermuda-domiciled reinsurance subsidiary of Tower, also entered into an aggregate excess of loss agreement with Southport Re, in which Southport Re assumed a portion of the losses incurred by TRL on its assumed workers’ compensation and employer’s liability business between January 1, 2011 and June 30, 2013, but paid by TRL on or after June 1, 2013 (the “TRL/Southport Re ADC”, or, collectively, the “Southport Re ADCs”). The agreements have special termination clauses whereby Southport Re may terminate the agreement upon the occurrence of certain circumstances, including an A.M. Best financial strength rating downgrade to below “A-”. As noted below, A.M. Best downgraded Tower’s financial strength rating to “B”. Southport Re has not provided notice to terminate the agreement.

The reinsurance agreements with Arch, Hannover and Southport Re resulted in ceded premiums earned, ceding commission revenue and ceded loss and loss adjustment expenses of $64.5 million, $16.8 million, and $38.2 million for the three months ended September 30, 2013. A component of these three reinsurance agreements qualifies for retroactive reinsurance accounting treatment. However, since these agreements did not result in an accounting gain, there is no deferred gain recognized to be amortized into the statement of operations in future periods.

A.M. Best, Fitch and Demotech Downgrade the Company’s Financial Strength and Issuer Credit Ratings

On December 20, 2013, A.M. Best lowered the financial strength ratings of each of Tower’s insurance subsidiaries from “B++” (Good) to “B” (Fair) (the seventh highest of fifteen rating levels), as well as the issuer credit ratings of each of Tower’s insurance subsidiaries from “bbb” to “bb”. Previously, on October 8, 2013, A.M. Best had downgraded the financial strength rating of each of Tower’s insurance subsidiaries to “B++” (Good) and their respective issuer credit ratings to “bbb” from “a-”. In addition, on December 20, 2013 A.M. Best downgraded the issuer credit rating of TGI as well as the debt rating on its $146.9 million 5.00% senior convertible notes due 2014 (the “Notes”) to “b-” from “bb”. On the same date, A.M. Best also downgraded the financial strength rating of CastlePoint Reinsurance Company, Ltd. (Bermuda) to “B” (Fair) from “B++” (Good) and its issuer credit rating to “bb” from “bbb” and downgraded the issuer credit rating of Tower Group International, Ltd. to “b-” from “bb”. TGI and each of its insurance subsidiaries currently are and will continue to be under review with negative implications pending further discussions between A.M. Best and management. In downgrading Tower’s ratings, A.M. Best stated that its actions “consider the magnitude of the charges taken and the material adverse impact on Tower’s risk-adjusted capitalization, financial leverage, liquidity and coverage ratios,” “consider the reduced financial flexibility [of the Company] given [its] delay in earnings, the decline in shareholder confidence and the corresponding decline in share price” and “reflect the potential for further adverse reserve development, increased competitive challenges and due to the ratings downgrade, potential actions taken by third party reinsurers and lenders.” Following the announcement of the ACP Re merger, on January 10, 2014 A.M. Best maintained the under review status of Tower’s financial strength and issuer credit ratings and revised the implications from “negative” to “developing” for all of these ratings. A.M. Best stated that, “[t]he under review status with developing implications reflects the potential benefits to be garnered from the transaction as well as the potential downside from any additional adverse reserve development and/or any unforeseen events that might transpire up until the close of the transaction…”

On January 2, 2014, Fitch downgraded Tower’s issuer default rating from “B” to “CC” and the insurer strength ratings of its insurance subsidiaries from “BB” to “B”. On October 7, 2013, Fitch downgraded Tower’s issuer default rating to “B” (the sixth highest of 11 such ratings) from “BBB” and the insurer strength ratings of its insurance subsidiaries to “B” (the fifth highest of Fitch Ratings’ nine such ratings) from “A-”. In downgrading such ratings, Fitch stated that it “is concerned that Tower’s competitive position has been materially damaged, negatively impacting the Company’s financial flexibility and ability to write new business” and that “the magnitude of the second quarter charges was large enough to cause several key ratios to fall well outside of previously established ratings downgrade triggers, which resulted in the multi-notch downgrade.” On January 6, 2014, Fitch revised Tower’s rating watch status to “evolving” from “negative” following the ACP Re merger announcement, and stated that “[t]he Evolving Watch reflects that the ratings could go up if the merger closes; however, ratings could be lowered if the merger does not occur and [the Company] is unsuccessful in addressing upcoming debt maturity or if additional reserve deficiencies develop.”

On December 24, 2013, Demotech, Inc. (“Demotech”) announced the withdrawal of its Financial Stability Ratings® (FSRs) assigned to the following insurance subsidiaries: Kodiak Insurance Company, Massachusetts Homeland Insurance Company, Tower Insurance Company of New York and York Insurance Company of Maine. Concurrently, Demotech advised that the FSRs assigned to Adirondack Insurance Exchange, Mountain Valley Indemnity Company, New Jersey Skylands Insurance Association and New Jersey Skylands Insurance Company remain under review.

Previously, on October 7, 2013, Demotech had lowered its rating on TICNY and three other U.S. based insurance subsidiaries (Kodiak Insurance Company, Massachusetts Homeland Insurance Company and York Insurance Company of Maine) from A’ (A prime) to A (A exceptional). In addition, Demotech removed its previous A’ (A prime) rating on six other U.S. based insurance subsidiaries (CastlePoint Florida Insurance Company, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company, North East Insurance Company and Preserver Insurance Company). Demotech also affirmed its A ratings on Adirondack Insurance Exchange, New Jersey Skylands Insurance Association, New Jersey Skylands Insurance Company and Mountain Valley Indemnity Company.

Management expects these rating actions, in combination with other items that have impacted the Company in 2013, to result in a significant decrease in the amount of premiums the insurance subsidiaries are able to write. The net written premiums were $237.6 million and $1,093.4 million for the three and nine months ended September 30, 2013, respectively. Business written through certain program underwriting agents requires an A.M. Best rating of A- or greater.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

Tower has in place several intercompany reinsurance transactions between its U.S. based insurance subsidiaries and its Bermuda based insurance subsidiaries. The U.S. based insurance subsidiaries have historically reinsured on a quota share basis obligations to CastlePoint Reinsurance Company (“CastlePoint Re”), one of its Bermuda based insurance subsidiaries. The 2013 obligations that CastlePoint Re assumes from the U.S. based insurance subsidiaries are then retroceded to Tower Reinsurance, Ltd. (“TRL”), Tower’s other Bermuda based insurance subsidiary. In addition, CastlePoint Re also entered into a loss portfolio transaction with TRL where its reserves associated with the U.S. insurance subsidiary business for underwriting years prior to 2013 were all transferred to TRL. As a result of these transactions, TRL is required to collateralize $243.4 million of assumed reserves in a reinsurance trust for the benefit of TICNY, the lead pool company of the U.S. insurance companies. While TRL had unencumbered liquid assets of $98.6 million at September 30, 2013, and during the fourth quarter of 2013, TRL received unencumbered cash proceeds totaling $80.9 million from two commuted reinsurance treaties, the required reinsurance trust could not be established until approval was received from the BMA. The BMA approved the transfer of assets from TRL to CastlePoint Re, allowing CastlePoint Re to increase the funding in the reinsurance trust for the benefit of TICNY in January 2014. NYDFS has confirmed this will be acceptable for the purpose of admitted surplus and capital on TICNY’s 2013 statutory basis financial statements.

The Company projects, based on estimated RBC calculations as of September 30, 2013, that two of its U.S. based insurance subsidiaries (which are New York domiciled) may have minimum capital and surplus below Company Action Level and may not meet the minimum capital and surplus requirements of their respective state regulators. As a result, management has discussed the ACP Re Merger Agreement and provided its RBC forecasts to the regulators to document the Company’s business plan to bring these two U.S. based insurance subsidiaries’ capital and surplus levels above Company Action Level.

The NYDFS has issued orders for seven of Tower’s insurance subsidiaries, subjecting them to heightened regulatory oversight, which includes providing the NYDFS with increased information with respect to the insurance subsidiaries business, operations and financial condition. In addition, the NYDFS has placed limitations on payments and transactions outside the ordinary course of business and material changes in the insurance subsidiaries’ management and related matters.

The Massachusetts Division of Insurance (“MDOI”) and Tower management have agreed to certain restrictions on the operations of Tower’s two Massachusetts domiciled insurance subsidiaries. Tower management has agreed to cause these subsidiaries to provide the MDOI regulatory authority with increased information with respect to their business, operations and financial condition, as well as limitations on payments and transactions outside the ordinary course of business and material changes in their management and related matters.

The Maine Bureau of Insurance entered a Corrective Order imposing certain conditions on Maine domestic insurers York Insurance Company of Maine (“YICM”) and North East Insurance Company (“NEIC”). The Corrective Order imposes increased reporting obligations on YICM and NEIC with respect to business operations and financial condition and imposes restrictions on payments or other transfers of assets from YICM and NEIC outside the ordinary course of business.

As of September 30, 2013, TRL had capital and surplus that did not meet the minimum capital and surplus requirements of the BMA.

The BMA has issued directives for TRL and CastlePoint Re, subjecting them to heightened regulatory oversight and requiring BMA approval before certain transactions can be executed. Tower has been complying with the directives issued by the BMA.

Liquidity

TGI was the obligor under the bank credit facility agreement dated as of February 15, 2012, as amended, with Bank of America, N.A. and other lenders named therein ($70 million was outstanding as of September 30, 2013) and is the obligor under the Convertible Senior Notes (“Notes”) due September 2014 ($150 million par outstanding as of September 30, 2013). The indebtedness of TGI is guaranteed by Tower Group International, Ltd. (“TGIL”), and for purposes of the credit facility was also guaranteed by several of TGIL’s non-insurance subsidiaries.

On December 13, 2013, TGI paid in full the $70.0 million outstanding on the bank credit facility and the bank credit facility has been terminated. The $70.0 million was provided, primarily, from the sale of Tower’s 10.7% ownership in Canopius Group Limited (“Canopius Group”) on December 13, 2013. See “Note 19 - Subsequent Events” for discussion on the sale of TGI’s interest in Canopius Group.

The Company’s plan to repay the Notes is related to the closing of the ACP Re Merger Agreement with ACP Re. In the event that the ACP Re Merger Agreement does not close, the Company would evaluate a combination of using proceeds from the sale

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

of assets held at TGI, including but not limited to, renewal rights on its commercial and personal lines of business and certain of its insurance companies to pay down the principal of the Notes. The Company can provide no assurance that it will be successful in finalizing the liquidation of the assets held at TGI or selling certain of its operating assets.

As of September 30, 2013, there were $235 million of subordinated debentures outstanding. The subordinated debentures do not have financial covenants that would cause an acceleration of their stated maturities. The earliest stated maturity date is on a $10 million debenture, with a stated maturity in May 2033. The Company has the ability to defer interest payments on its subordinated debentures for up to twenty quarters.

The merger with ACP Re is expected to close by the summer of 2014, and there are contractual termination rights available to each of Tower and ACP Re under various circumstances. Therefore, there can be no guarantee that the Company will be able to remedy current statutory capital deficiencies in certain of its insurance subsidiaries or maintain adequate levels of statutory capital in the future. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern. Should the Company no longer continue to support its capital or liquidity needs, or should the Company be unable to successfully execute the above mentioned initiatives, the above items would have a material adverse effect on its business, results of operations and financial position.

Other

Tower received a document request from the U.S. Securities and Exchange Commission (the “SEC”) dated January 13, 2014, as part of an informal inquiry (the “SEC Request”). The SEC Request asks for documents related to Tower’s financial statements, accounting policies, and analysis. Tower is cooperating with the SEC’s inquiry and has provided the requested information.

The Company and certain of its current and former senior officers have been named as defendants in several class action lawsuits instituted against them by certain shareholders. In addition, the Company and certain of its current and former directors, along with certain other parties, have been named as defendants in a putative class action lawsuit instituted against them by another purported shareholder. See “Note 18 – Contingencies” for additional detail on such litigation.”

Reorganization

In the second quarter of 2013, the Company changed the presentation of its business results by allocating its specialty business and assumed reinsurance previously reported in the Commercial Insurance segment to a new Specialty Insurance and Reinsurance segment. In addition, the Company redefined the Personal Insurance segment to include its management companies, which provide certain services to the Reciprocal Exchanges for a management fee. The Reciprocal Exchanges continue to be included in the Personal Insurance segment and transactions between the management companies and the Reciprocal Exchanges have been eliminated. The management companies were previously reported in the Insurance Services segment. The Company will no longer present an Insurance Services segment. These changes in presentation reflected the way management organized the Company for operating decisions and assessing profitability in the second quarter of 2013, subsequent to the Canopius Merger Transaction.

In the third quarter of 2013, as a result of the significant business developments affecting the Company in the second and third quarters of 2013, as discussed above, the Company again changed the presentation of its business results by reporting its specialty business with its commercial business in the Commercial Insurance segment, and reporting its international assumed reinsurance business and certain U.S. based assumed reinsurance in a new Assumed Reinsurance segment. No changes were made to the Personal Insurance segment in the third quarter of 2013, and, the Company continues to no longer present an Insurance Services segment. These changes in presentation reflect the way management organizes the Company for operating decisions and assessing profitability subsequent to the Canopius Merger Transaction and the significant business developments and risks and uncertainties that occurred in 2013. The prior period segment disclosures have been restated to conform to the current presentation.

Following the changes in presentation the Company now operates in three business segments: Commercial Insurance, Assumed Reinsurance and Personal Insurance:

•

Commercial Insurance (“Commercial”) segment offers a broad range of standard commercial lines property and casualty insurance products to businesses distributed through a network of retail and wholesale agents and through program underwriting agents, on both an admitted and non-admitted basis;

•	Assumed Reinsurance (“Assumed Reinsurance”) segment offers international assumed reinsurance and certain U.S. based assumed reinsurance; and

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

Marine and Energy Reinsurance and Renewal Rights Acquisition (the “Marine and Energy Acquisition”)

On July 8, 2013, Tower entered into a reinsurance contract with ANV Lloyd’s Syndicate 1861 (“ANV 1861”) to assume a portfolio of ANV 1861’s marine and energy policies. Tower assumed $9.0 million of unearned premiums. In addition, Tower also (i) obtained the renewal rights for ANV 1861’s marine and energy business and (ii) hired certain employees from ANV’s underwriting team. This acquisition was accounted for as a business combination. Tower paid fees of $1.5 million, had fair value liabilities of $0.4 million, and recorded goodwill of $1.9 million. As disclosed in “Note 5 – Goodwill and Intangible Assets”, the Company concluded the $1.9 million was impaired as of September 30, 2013.

Resignation of Tower’s Chairman of the Board, President and Chief Executive Officer

On February 7, 2014, Tower announced that its Chairman of the Board of Directors (the “Board”), President and Chief Executive Officer, Michael H. Lee, resigned, effective immediately, from the Company and the Company’s Board to pursue personal and other career opportunities. In connection with his resignation, Mr. Lee will receive a severance payment calculated pursuant to terms of his employment agreement.

Tower also announced that Jan R. Van Gorder, who is the lead independent director of the Board and a member of the Board’s Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, would be appointed to succeed Mr. Lee as Chairman of the Board, and William W. Fox, Jr., who had served as a member of the Board and of the Board’s Audit Committee and Corporate Governance and Nominating Committee until his resignation from the Board on December 31, 2013, will succeed Mr. Lee as President and Chief Executive Officer of Tower immediately after the filing of the September 30, 2013 Form 10-Q. Following Mr. Lee’s resignation and prior to the filing of the September 30, 2013 Form 10-Q, William E. Hitselberger is the person performing functions of or similar to that of President and Chief Executive Officer of Tower. Mr. Fox’s employment terms were approved by the Board of Directors on February 9, 2014. On February 9, 2014, the Board of Directors appointed Mr. Van Gorder as Chairman of the Board.

Note 2—Restatement of previously issued financial statements

On November 26, 2013, the Company filed Amendment No. 2 to Tower’s Annual Report on Form 10-K for the year ended December 31, 2012 to restate its audited annual consolidated financial statements as of and for the years ended December 31, 2011 and 2012 and to revise its audited annual consolidated financial statements for the year ended December 31, 2010. In addition, on November 26, 2013, the Company also filed Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 to revise its unaudited interim consolidated financial statements as of and for the three months ended March 31, 2013 and 2012.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

On November 7, 2013, following management review of the matter with the Audit Committee of Tower’s Board of Directors (the “Audit Committee”), and upon management’s recommendation, the Audit Committee reached a conclusion that previously issued financial statements of the Company covering one or more periods needed to be revised or restated and could no longer be relied upon because of the inadvertent mistakes described below. At such meeting, the Audit Committee authorized the Company’s Chief Financial Officer and Chief Accounting Officer to determine, in consultation with the Company’s independent registered public accounting firm, the specific financial statements that should be revised or restated and should no longer be relied upon. Acting upon such authority, on November 12, 2013, these officers reached a conclusion, and advised Tower’s Board of Directors, as to the specific financial statements that needed to be so revised or restated and should no longer be relied upon, as described above. The Company had previously determined and announced on October 7, 2013 that its June 30, 2013 loss reserves were strengthened by approximately $365 million. The Company then undertook to review its reserve analyses for prior years. During this evaluation, the Company considered its historical loss reserve analyses and the analyses of its independent actuaries and reviewed and discussed its conclusions with its independent registered public accounting firm. Upon completion of this evaluation, the Company determined that inadvertent mistakes in classification of insurance premiums by line of business used in the loss reserving process resulted in (1) an increase in the loss and loss adjustment expenses of $9.6 million, $21.7 million and $5.7 million, for the years ended December 31, 2012, 2011 and 2010, respectively, and (2) a decrease in the reinsurance recoverables on unpaid losses asset balance by $37.0 million, $27.4 million and $5.7 million as of December 31, 2012, 2011 and 2010, respectively.

In addition, subsequent to the announcement on October 7, 2013, the Company identified errors in its historical premiums receivable balances due to inadvertent mistakes in its premiums receivable reconciliation process. This resulted in (1) a decrease of premiums receivable asset balance of $11.0 million, $10.0 million, $5.6 million and $7.2 million as of December 31, 2012, 2011, 2010 and 2009, respectively, and (2) an increase (decrease) of other operating expenses of $1.0 million, $4.4 million, ($1.6) million and $7.2 million for the years ended December 31, 2012, 2011, 2010 and 2009, respectively. The Company has also corrected other immaterial adjustments that were initially recorded in the period they were identified.

The effects of the restatement on the consolidated balance sheets are presented in the table below:

	As of December 31, 2012
($ in thousands, except par value and share amounts)	As Previously Filed	Restated	Effect of Adjustments
Assets
Total investments	2,554,505	2,553,505	(1,000)
Cash and cash equivalents	100,293	102,269	1,976
Investment income receivable	25,332	25,332	-
Investment in unconsolidated affiliate	70,830	71,894	1,064
Premiums receivable	422,112	412,045	(10,067)
Reinsurance recoverable on paid losses	17,609	17,609	-
Reinsurance recoverable on unpaid losses	496,192	459,457	(36,735)
Prepaid reinsurance premiums	63,923	63,923	-
Deferred acquisition costs, net	180,941	181,198	257
Intangible assets	106,768	106,768	-
Goodwill	241,458	241,458	-
Funds held by reinsured companies	137,545	137,545
Other assets	331,506	338,769	7,263
Total assets	$4,749,014	$4,711,772	$(37,242)
Liabilities
Loss and loss adjustment expenses	$1,895,073	$1,895,679	$606
Unearned premium	920,859	921,271	412
Reinsurance balances payable	40,569	40,569	-
Funds held under reinsurance agreements	98,581	98,581	-
Other liabilities	292,239	296,960	4,721
Deferred income taxes	36,464	24,763	(11,701)
Debt	449,731	449,731	-
Total liabilities	3,733,516	3,727,554	(5,962)
Stockholders’ equity
Common stock	530	530	-
Treasury stock	(181,435)	(181,435)	-
Paid-in-capital	780,036	780,036	-
Accumulated other comprehensive income	83,406	82,756	(650)
Retained earnings	298,299	268,171	(30,128)
Tower Group, Inc. stockholders’ equity	980,836	950,058	(30,778)
Noncontrolling interests	34,662	34,160	(502)
Total stockholders’ equity	1,015,498	984,218	(31,280)
Total liabilities and stockholders’ equity	$4,749,014	$4,711,772	$(37,242)

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 3—Accounting Policies and Basis of Presentation

Basis of Presentation

The Canopius Merger Transaction was accounted for as a reverse acquisition, under which TGI was identified and treated as the accounting acquirer. As such, the Company’s unaudited consolidated financial statements include the accounts and operations of TGI and its insurance subsidiaries, managing general agencies and management companies as its historical financial statements, with the results of Tower Group International, Ltd., as accounting acquiree, being included from March 13, 2013, the effective date of the Canopius Merger Transaction. The unaudited consolidated financial statements also include the accounts of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together, the “Reciprocal Exchanges”). The Company does not own the Reciprocal Exchanges but manages their business operations through its wholly-owned management companies.

The unaudited consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2012 and notes thereto included in the Company’s Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. All intercompany transactions have been eliminated in consolidation.

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

Moreover, the results of operations for the nine months ended September 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications and Adjustments

Since the Company accounted for the Canopius Merger Transaction as a reverse acquisition and recapitalization, it has retroactively restated Common Stock, Treasury Stock and Paid-in-Capital accounts and earnings per share for periods prior to the Canopius Merger Transaction to reflect the historical capitalization of TGI, adjusted for the 1.1330 conversion ratio as discussed in “Note 4 –Canopius Merger Transaction”. Certain other reclassifications have also been made to prior years’ financial information to conform to the current year presentation, including the changes in segment presentation discussed in “Note 1 – Nature of Business.”

The table below reflects the previously reported and revised shareholders’ equity accounts resulting from the Canopius Merger Transaction:

($ in thousands, except per share amounts)	As previously Reported	Revised Amount
As of December 31, 2012
Common stock	$469	$530
Treasury stock	(181,435)	(181,435)
Paid-in-capital	780,097	780,036
For the three-months ended September 30, 2012
Earnings (Loss) per Share:
Basic	$0.56	$0.50
Diluted	0.56	0.50
Weighted average common shares outstanding
Basic	38,371	42,449
Diluted	38,395	42,476
For the nine-months ended September 30, 2012
Earnings (Loss) per Share:
Basic	$0.62	$0.54
Diluted	0.62	0.54
Weighted average common shares outstanding
Basic	38,929	43,045
Diluted	38,979	43,130

See “Note 15 – Earnings (loss) per Share” for the computation of the earnings per share.

Accounting Pronouncements

Accounting guidance adopted in 2012 and 2013

In July 2012, the Financial Accounting Standards Board (“FASB”) issued amended guidance on testing indefinite-lived intangible assets for impairment. This guidance is intended to reduce the cost and complexity of the annual impairment test by allowing an entity to utilize more qualitative factors and is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012. The Company has considered this guidance in connection with its impairment testing of its indefinite-lived intangible assets. This guidance does not affect existing guidance on recognition or measurement of impairment losses on indefinite-lived intangible assets, and as such it will not affect the Company’s financial position, results of operations or cash flows.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 4—Canopius Merger Transaction

On August 20, 2012, TGI closed on its previously announced $74.9 million acquisition of a 10.7% stake in Canopius Group. In connection with this acquisition, TGI also entered into an agreement dated April 25, 2012 (the “Master Transaction Agreement”) under which Canopius Group committed to assist TGI with the establishment of a presence at Lloyd’s of London through a special purpose syndicate (“SPS Transaction Right and Acquisition Right”) (subject to required approvals) and granted TGI an option (the “Merger Option”) to combine with Canopius Bermuda. On July 30, 2012, TGI announced that it had exercised the Merger Option and executed an Agreement and Plan of Merger (the “Original Merger Agreement”) with Canopius Bermuda pursuant to which a wholly-owned subsidiary of Canopius Bermuda would acquire all of TGI’s common stock. TGI paid Canopius Group a fee of $1,000,000 to exercise the Merger Option. On November 8, 2012, the Original Merger Agreement was amended by Amendment No. 1 to the Agreement and Plan of Merger to reflect changes to the merger consideration to be received by TGI shareholders (the Original Merger Agreement as so amended, the “Merger Agreement”).

Prior to the Canopius Merger Transaction date, Canopius Group priced on March 6, 2013, a private sale of 100% of the shares of Canopius Bermuda to third party investors for net consideration of $205,862,755. This investment resulted in 14,025,737 shares being issued in the private placement immediately preceding the merger.

On March 13, 2013, Canopius Bermuda and TGI consummated the Canopius Merger Transaction contemplated by the Merger Agreement. Canopius Bermuda was re-named Tower Group International, Ltd. and became the ultimate parent company of TGI, with TGI becoming its indirect wholly-owned subsidiary. Pursuant to the terms of the Merger Agreement, among other things, (i) 100% of the issued and outstanding shares of TGI common stock was cancelled and automatically converted into the right to receive 1.1330 common shares of the Company, par value $0.01 per share (the “ Common Shares”), (ii) each outstanding option to acquire TGI common stock, whether vested or unvested and whether granted under TGI’s 2008 Long-Term Equity Compensation Plan or otherwise, automatically vested, free of any forfeiture conditions, and constituted a fully vested option to acquire that number of Common Shares (rounded down to the nearest whole number) equal to the number of shares of TGI common stock subject to such option multiplied by 1.1330, on the same terms and conditions (other than vesting and performance conditions) as were applicable to such TGI stock option immediately prior to the Canopius Merger Transaction, with the exercise price of such option adjusted to be the original exercise price divided by 1.1330, and (iii) substantially all issued and outstanding shares of TGI restricted stock, whether granted under TGI’s 2008 Long-Term Equity Compensation Plan or otherwise, automatically vested, free of any forfeiture conditions, and were converted into the right to receive, as soon as reasonably practicable after the effective time, 1.1330 Common Shares.

Immediately after giving effect to the issuance of Common Shares to the former TGI shareholders in the Canopius Merger Transaction, approximately 57,432,150 Common Shares were outstanding, of which 76% were held by the former TGI shareholders. The remaining 24% of Common Shares outstanding immediately after giving effect to the Canopius Merger Transaction were held by third party investors. As the Company is the successor issuer to TGI, succeeding to the attributes of TGI as registrant, including TGI’s SEC filer code, its Common Shares trade on the same exchange, the NASDAQ Global Select Market, and under the same trading symbol, “TWGP,” that the shares of TGI common stock traded on and under prior to the Canopius Merger Transaction.

The Canopius Merger Transaction was expected to advance the Company’s strategy and create a more efficient global, diversified specialty insurance company consisting of commercial, specialty and personal lines, reinsurance and international specialty products. In addition, the establishment of a Bermuda domicile provided the Company with an international platform through which it accesses the U.S., Bermuda and the Lloyd’s of London (“Lloyd’s”) markets.

On December 13, 2013, Tower sold its 10.7% ownership in Canopius Group Limited. See “Note 19 - Subsequent Events” for discussion on the sale of TGI’s interest in Canopius Group.

Accounting for the Canopius Merger Transaction

The Company has accounted for the Canopius Merger Transaction as a reverse acquisition in which TGI, the legal acquiree, was identified and treated as the accounting acquirer and Tower Group International, Ltd., the legal acquirer, was identified and treated as the accounting acquiree. The identification of the accounting acquirer and acquiree in the Canopius Merger Transaction was primarily based on the fact that immediately following the close of the Canopius Merger Transaction there was a change in control of the Company with TGI designees to the Company’s Board of Directors comprising all of its directors and TGI’s former senior management comprising the Company’s entire senior management team. In accordance with accounting guidance for reverse acquisitions, the unaudited consolidated financial statements of the Company following the Canopius Merger Transaction have been issued under the name of the Company, as the legal parent, but reflect a continuation of the financial statements of TGI, as the accounting acquirer, with one exception, which was the retroactive adjustment of TGI’s historical legal capital to reflect the transaction as a recapitalization of TGI’s historical capital accounts. On the effective date of the Canopius Merger Transaction, the assets and liabilities of Tower Group International, Ltd. were accounted for under the acquisition method, under which they have been reflected at their respective acquisition date fair values.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Prior to the Canopius Merger Transaction, Canopius Bermuda restructured its insurance operations as contemplated in the Master Transaction Agreement. This restructuring occurred primarily through the execution of retrocession agreements with Canopius Reinsurance Limited (“CRL”), an indirectly wholly-owned subsidiary of Canopius Group, to retrocede a percentage of Lloyd’s of London Syndicate 4444 (“Syndicate 4444”) business for the Year of Account (“YOA”) 2012, YOA 2011 and prior years, which Canopius Bermuda assumed from Canopius Group. Syndicate 4444 is an insurance syndicate managed by Canopius Group. The Company accounts for these retrocession agreements in accordance with prospective accounting treatment, and reports the assumed and ceded assets and liabilities on a gross basis on the consolidated balance sheet. On September 30, 2013, Tower commuted the Syndicate 4444 YOA 2012 and YOA 2011 and prior years’ retrocession agreements with CRL and novated the assumed reinsurance with Canopius Group on these same contracts.

In addition, effective January 1, 2013, pursuant to the terms of the Master Transaction Agreement, prior to the Canopius Merger Transaction, TGI entered into a commutation agreement whereby TGI commuted Syndicate 4444 YOA 2012 and YOA 2011 business TGI previously reinsured from Canopius Group in prior years. There was no gain or loss recognized on this commutation.

The following provides details of the purchase consideration, the fair values of the respective assets acquired and liabilities assumed and the resulting amount of goodwill recorded in connection with the Canopius Merger Transaction on March 13, 2013.

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

Direct costs of the acquisition were expensed as incurred. During the nine months ended September 30, 2013, the Company recognized approximately $20.3 million of such costs, all of which have been classified within “acquisition-related transaction costs” on the consolidated statement of operations. Such costs included $11.6 million in compensation expense (of which accelerated vesting of restricted stock was $10.3 million) and $8.7 million in legal and accounting fees.

The resulting goodwill recognized in connection with the Canopius Merger Transaction was mainly derived from the synergies and economies of scale expected to result from the combined operations of the Company. This goodwill was fully impaired in the second quarter of 2013. See “Note 5 – Goodwill and Intangible Assets” for the allocation of the Canopius Merger Transaction goodwill by segment and discussion on the non-cash impairment charge.

The fair value of loss and loss adjustment expenses includes $19.1 million of reserves for risk premiums (“risk premiums”). The risk premium was determined using a cash flow model. This model used an estimate of net nominal future cash flows related to liabilities for losses and loss adjustment expenses that a market participant would expect as of the date of the transaction. These future cash flows were adjusted for the time value of money at a risk free rate and a risk margin to compensate an acquirer for bearing the risk associated with the liabilities. The risk premium was fully amortized in the third quarter of 2013 in connection with the September 30, 2013 commutation and novation of the Syndicate 4444 YOA 2012 and YOA 2011 and prior years assumed reinsurance and retrocession agreements.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The September 30, 2013 commutation of the Syndicate 4444 YOA 2012 and YOA 2011 and prior years retrocession agreements with CRL and the novation of the assumed reinsurance with Canopius Group on these same contracts had the following effects on the consolidated financial statements in the third quarter of 2013, excluding the $19.1 million of reserves for risk premium noted above:

•

Reinsurance recoverables, prepaid reinsurance and funds held by reinsurance for amounts due from CRL were zero as of September 30, 2013. These amounts were $446.8 million, $30.1 million, and $721.9 million as of June 30, 2013;

•

Loss and loss adjustment expense liabilities, unearned premiums, and funds held under reinsurance agreements for amounts due to Canopius Group were zero as of September 30, 2013. These amounts were $581.5 million, $38.1 million and $576.3 million as of June 30, 2013;

•	$30.3 million of assets held as “Funds at Lloyds” became unencumbered; and

•	No commutation gain or loss was recognized on these transactions.

Since the effective date of the Canopius Merger Transaction on March 13, 2013 through September 30, 2013, the operations of the acquired business accounted for approximately $96.9 million and $(3.5) million of the Company’s consolidated revenues and net income (loss), respectively.

The following unaudited pro forma financial information presents the consolidated revenues and net income (loss) of the Company for three and nine months ended September 30, 2013 and 2012, as if the Canopius Merger Transaction had been completed as of January 1, 2012.

These pro forma amounts exclude any pro forma impacts to the Company’s effective federal income tax rates.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2013	2012	2013	2012
Revenues	$442,902	$522,984	$1,383,047	$1,502,017
Net Income (Loss)	(344,132)	42,333	(829,380)	52,407

Note 5—Goodwill, Intangible Fixed Asset Impairments

Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. Under GAAP, the Company is required to allocate goodwill to each of its reporting units. On March 13, 2013, the Company recorded $28.1 million of goodwill in connection with the Canopius Merger Transaction (See “Note 4 – Canopius Merger Transaction”), which was mainly derived from synergies and economies of scale expected to result from the combined operations of the Company. Management allocated the goodwill recognized in the Canopius Merger Transaction to the Commercial Insurance reporting unit.

2013 Reorganizations

In the second quarter of 2013, the Company changed the way it presented its results by segment. Following the reorganization, based on information reviewed by the Company’s chief operating decision maker, the Company concluded it had three reporting units corresponding to it each of the business segments: (i) Commercial Insurance, (ii) Specialty Insurance and Assumed Reinsurance and (iii) Personal Insurance. (Each of the reporting units corresponds with the Company’s reporting segments).

In the third quarter of 2013, the Company re-evaluated the way it presents its results by segment, as described in “Note 1 – Nature of Business”. Following the third quarter 2013 reorganization, based on the information reviewed by the Company’s chief operating decision maker, the Company concluded it had three reporting units corresponding to it each of the business segments: (i) Commercial Insurance, (ii) Assumed Reinsurance and (iii) Personal Insurance. (Each of the reporting units corresponds with the Company’s reporting segments).

Goodwill Impairment Testing and Charge

The Company tests goodwill balances for impairment annually in the fourth quarter of each year using a September 30 measurement date, or more frequently if circumstances indicate that the value of goodwill may be impaired. Goodwill

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

impairment is performed at the reporting unit level and the test requires a two-step process. In performing Step 1 of the impairment test, management compared the estimated fair values of the applicable reporting units to their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit including goodwill were to exceed the fair value of the reporting unit, Step 2 of the goodwill impairment would be performed. Step 2 of the goodwill impairment test requires comparing the implied fair value of the affected reporting unit’s goodwill against the carrying value of that goodwill.

In its 2012 annual impairment test, management determined that a greater risk of future impairment existed for the Commercial Insurance reporting unit. During the second quarter of 2013, management concluded a quarterly impairment test was required as a result of the reorganization and significant prior years’ loss reserves incurred (see “Note 9 – Loss and Loss Adjustment Expense”). In the third quarter of 2013, as a result of the additional significant prior years’ loss reserves incurred, management concluded a quarterly impairment test was required again as of September 30, 2013 in the preparation of the September 30, 2013 consolidated financial statements.

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

Accordingly, the Company performed a Step 2 impairment test on the Commercial Insurance reporting unit. Based on the results, the Company recorded a non-cash goodwill impairment charge of $214.0 million to write-down all of the goodwill in the Commercial Insurance reporting unit as of June 30, 2013. As of June 30, 2013, the Company reported $55.5 million of goodwill, all of which related to the Personal Insurance reporting unit.

In conducting the goodwill impairment analysis for the quarter ended September 30, 2013, the Company estimated the Personal Insurance fair values using Tower’s current market capitalization, adjusted for a control premium. Historically, the Company also utilized various market multiple approaches for Personal Insurance reporting unit. However, based upon the significant 2013 events, including A.M. Best’s downgrade to “B” for the insurance subsidiaries, management in its judgment concluded the market capitalization, adjusted for a control premium, was most indicative of a price a market participant would pay for the reporting unit.

Step 1 of the impairment test as of September 30, 2013 indicated the Personal Insurance unit’s carrying value exceeded its fair value.

Accordingly, the Company performed a Step 2 impairment test on the Personal Insurance reporting unit. Based on the results, the Company recorded a non-cash goodwill impairment charge of $55.5 million to write-down all of the goodwill in the Personal Insurance reporting unit as of September 30, 2013. As of September 30, 2013, the Company had no goodwill reported on its consolidated balance sheet.

Marine and Energy Acquisition goodwill

In the third quarter of 2013, the Company accounted for the Marine and Energy Acquisition as a business combination and recorded $1.9 million of goodwill in the Commercial Insurance reporting unit. As of September 30, 2013, in response to the significant business developments discussed in “Note 1 – Nature of Business,” management concluded this goodwill was fully impaired.

The following table reflects the changes to goodwill during 2013 and is presented using the reporting units prior to the reorganizations.

($ in thousands)	Commercial Insurance	Personal Insurance	Total
Balance, January 1, 2013	$185,918	$55,540	$241,458
Goodwill from Canopius Merger Transaction	28,131	-	28,131
Good will from Marine and Energy Acquisition	1,853	-	1,853
Goodwill impairment	(215,902)	(55,540)	(271,442)

Total, September 30, 2013	$-	$-	$-

Intangible Assets

The intangible assets consist of finite life and indefinite life assets. Finite life intangible assets include customer relationships and trademarks. Insurance company licenses and management contracts are considered indefinite life intangible assets subject to

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

annual impairment testing. Management assessed the carrying value of its intangible assets in the second quarter of 2013, and concluded an impairment charge of $3.8 million was required to reduce its customer relationship intangible assets. These charges are reported in Other Operating Expenses in the consolidated statements of operations. In addition, after further reserve strengthening and A.M. Best rating downgrades in the third quarter of 2013, management concluded an impairment charge of another $18.1 million was required to further reduce the customer relationship intangible asset.

As of September 30, 2013, after impairment charges, the Company has $5.0 million of customer relationships recorded as intangible assets. Subsequent intangible asset assessments could result in impairment due to future unfavorable developments, including rating agency downgrades, significant declines in renewal retention rates or increases in expected loss ratios.

Fixed Assets

Furniture, leasehold improvements, computer equipment, and software, including internally developed software, are reported at cost less accumulated depreciation and amortization. As of December 31, 2012, gross fixed assets and capital leases were $194.0 million and accumulated depreciation was $54.7 million (for net fixed assets and capital leases of $139.3 million).

As a result of the Significant Business Developments and Risks and Uncertainties discussed in “Note 1—Nature of Business”, including the A.M. Best, Fitch and Demotech rating downgrades in December of 2013 and the expected significant declines in net written premiums and the orders and restrictions placed by various insurance departments, management tested fixed assets for recoverability.

Long-lived tangible and intangible assets that an entity will continue to hold and use should be reviewed for impairment, which includes two steps. The first step in the impairment test is to determine whether the long-lived assets are recoverable as measured by comparing net carrying value of the asset or asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset or asset group. In performing this step, management concluded that the sum of the undiscounted cash flows was less than the carrying value of the asset group. Accordingly, the Company performed an impairment analysis in which the implied fair value of the fixed assets was determined to be lower than the carrying value.

Management determined the fair value of fixed assets by (i) calculating an estimated software charge (i.e. fee for use of software) a market participant would pay the owner of the asset in return for the ability to use the Company’s software and (ii) performing an orderly liquidation value analysis ranging from 0%-15% for furniture, leasehold improvements and computer equipment, and concluded the fixed assets were impaired as of September 30, 2013. The Company recorded a non-cash charge to earnings of $125.8 million in the third quarter of 2013. This charge is recorded within Goodwill and fixed-assets impairment in the statement of operations. As of September 30, 2013, the Company has recorded $20.7 million of fixed assets in Other Assets on the consolidated balance sheet.

Note 6—Variable Interest Entities (“VIEs”)

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

For the three months ended September 30, 2013, the Reciprocal Exchanges recognized total revenues, total expenses and net income (loss) of $47.1 million, $43.6 million and $3.5 million, respectively. For the three months ended September 30, 2012, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $50.2 million, $45.9 million and $4.3 million, respectively.

For the nine months ended September 30, 2013, the Reciprocal Exchanges recognized total revenues, total expenses and net income (loss) of $143.5 million, $150.5 million and $ (7.0) million, respectively. For the nine months ended September 30, 2012, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $149.6 million, $141.8 million and $7.8 million, respectively.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 7—Investments

The cost or amortized cost and fair value of the Company’s investments in fixed maturity and equity securities, gross unrealized gains and losses, and other-than-temporary impairment losses (“OTTI”) as of September 30, 2013 and December 31, 2012 are summarized as follows:

($ in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Unrealized OTTI Losses (1)
September 30, 2013
U.S. Treasury securities	$395,876	$1,245	$(4,017)	$393,104	$-
U.S. Agency securities	100,417	1,962	(112)	102,267	-
Municipal bonds	311,386	9,303	(6,187)	314,502	-
Corporate and other bonds
Finance	201,533	11,512	(3,163)	209,882	-
Industrial	394,777	11,786	(4,435)	402,128	-
Utilities	45,111	1,501	(1,698)	44,914	-
Commercial mortgage-backed securities	215,545	20,066	(1,893)	233,718	(570)
Residential mortgage-backed securities
Agency backed securities	77,746	1,893	(455)	79,184	-
Non-agency backed securities	33,247	4,116	(40)	37,323	(22)
Asset-backed securities	56,326	834	(49)	57,111	-
Total fixed-maturity securities	1,831,964	64,218	(22,049)	1,874,133	(592)
Preferred stocks, principally financial sector	21,331	43	(2,392)	18,982	-
Common stocks, principally financial and industrial sectors	82,327	9,942	(3,344)	88,925	-
Short-term investments	5,925	-	(36)	5,889	-
Total, September 30, 2013	$1,941,547	$74,203	$(27,821)	$1,987,929	$(592)
Tower	$1,692,456	$66,082	$(22,954)	$1,735,584	$(592)
Reciprocal Exchanges	249,091	8,121	(4,867)	252,345	-
Total, September 30, 2013	$1,941,547	$74,203	$(27,821)	$1,987,929	$(592)

December 31, 2012, as restated
U.S. Treasury securities	$183,462	$1,500	$(13)	$184,949	$-
U.S. Agency securities	98,502	4,351	(76)	102,777	-
Municipal bonds	633,373	52,914	(244)	686,043	-
Corporate and other bonds
Finance	233,849	21,293	(1,095)	254,047	-
Industrial	412,465	26,556	(868)	438,153	-
Utilities	51,698	2,958	(191)	54,465	-
Commercial mortgage-backed securities	211,819	30,375	(141)	242,053	-
Residential mortgage-backed securities
Agency backed securities	283,652	12,326	(262)	295,716	-
Non-agency backed securities	38,615	3,575	(34)	42,156	(6)
Asset-backed securities	42,751	1,615	(14)	44,352	-
Total fixed-maturity securities	2,190,186	157,463	(2,938)	2,344,711	(6)
Preferred stocks, principally financial sector	31,272	730	(481)	31,521	-
Common stocks, principally industrial and financial sectors	118,076	953	(4,292)	114,737	-
Short-term investments	4,749	1	-	4,750	-
Total, December 31, 2012, as restated	$2,344,283	$159,147	$(7,711)	$2,495,719	$(6)
Tower	$2,075,189	$141,614	$(7,210)	$2,209,593	$(6)
Reciprocal Exchanges	269,094	17,533	(501)	286,126	-
Total, December 31, 2012, as restated	$2,344,283	$159,147	$(7,711)	$2,495,719	$(6)

(1)	Represents the gross unrealized loss on other-than-temporarily impaired securities recognized in accumulated other comprehensive income (loss).

In accordance with Lloyd’s operating guidelines, the Company deposits funds at Lloyd’s to support underwriting operations. These funds are available only to fund claims obligations. These restricted assets consisted of approximately $ 48.7 million of cash and cash equivalents as of September 30, 2013. In addition, the Company had $ 467.8 million and $311.3 million of cash and cash equivalents and investments as of September 30, 2013 and December 31, 2012, respectively, held by counterparties as collateral or in trusts to support letters of credit issued on the Company’s behalf, reinsurance liabilities on certain assumed reinsurance treaties, collateral posted for certain leases and other purposes.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The Company also deposits funds with various state and governmental authorities in the U.S. For a discussion of the Company’s deposits with state and governmental authorities, see “Note 7– Investments” of the Notes to Consolidated Financial Statements in the Company’s Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2012.

Major categories of net investment income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2013	2012	2013	2012
Income
Fixed-maturity securities	$19,190	$24,217	$60,725	$74,141
Equity securities	3,615	7,856	16,907	22,095
Cash and cash equivalents	511	379	581	1,118
Other invested assets	4,329	786	10,743	3,932
Other	36	(258)	651	150
Total	27,681	32,980	89,607	101,436
Expenses
Investment expenses	(2,049)	(1,591)	(5,256)	(4,323)
Net investment income	$25,632	$31,389	$84,351	$97,113
Tower	24,899	29,923	82,094	92,448
Reciprocal Exchanges	2,418	3,142	7,257	9,668
Elimination of interest on Reciprocal Exchange surplus notes	(1,685)	(1,676)	(5,000)	(5,003)
Net investment income	$25,632	$31,389	$84,351	$97,113

Proceeds from the sale of fixed-maturity securities were $1.3 billion and $1.3 billion for the nine months ended September 30, 2013 and 2012, respectively. Proceeds from the sale of equity securities were $ 970.8 million and $1,149.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2013	2012	2013	2012
Fixed-maturity securities
Gross realized gains	$22,687	$5,594	$40,530	$30,756
Gross realized losses	(5,762)	(271)	(7,624)	(2,822)
	16,925	5,323	32,906	27,934
Equity securities
Gross realized gains	3,131	5,109	12,690	9,288
Gross realized losses	(3,458)	(6,890)	(20,988)	(23,050)
	(327)	(1,781)	(8,298)	(13,762)
Other
Gross realized gains	8,212	726	12,067	2,516
Gross realized losses	(2,490)	(1,396)	(4,393)	(5,509)
	5,722	(670)	7,674	(2,993)
Net realized gains (losses) on investments	22,320	2,872	32,282	11,179
Other-than-temporary impairment losses:
Fixed-maturity securities	(2,630)	(438)	(2,817)	(1,320)
Equity securities	(1,562)	(1,289)	(6,520)	(5,367)
Total other-than-temporary impairment losses recognized in earnings	(4,192)	(1,727)	(9,337)	(6,687)
Total net realized investment gains (losses)	$18,128	$1,145	$22,945	$4,492
Tower	$17,093	$80	$21,083	$1,108
Reciprocal Exchanges	1,035	1,065	1,862	3,384
Total net realized investment gains (losses)	$18,128	$1,145	$22,945	$4,492

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the fixed-maturity and equity securities OTTI amounts for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2013	2012	2013	2012
U.S. Treasury securities	$(801)	$-	$(801)	$-
U.S. Agency securities	(571)	-	(571)	-
Municipal bonds	(367)	(113)	(367)	(113)
Corporate and other bonds	(596)	(292)	(596)	(1,029)
Commercial mortgage-backed securities	(361)	(27)	(408)	(430)
Residential mortgage-backed securities	(269)	(6)	(409)	(34)
Equities	(1,562)	(1,289)	(6,520)	(5,367)
Other-than-temporary-impairments	(4,527)	(1,727)	(9,672)	(6,973)
Portion of loss recognized in accumulated other comprehensive income (loss)	335	-	335	286
Impairment losses recognized in earnings	$(4,192)	$(1,727)	$(9,337)	$(6,687)
Tower	$(4,191)	$(1,727)	$(9,336)	$(6,687)
Reciprocal Exchanges	(1)	-	(1)	-
Impairment losses recognized in earnings	$(4,192)	$(1,727)	$(9,337)	$(6,687)

The following table provides a rollforward of the cumulative amounts of credit OTTI for securities held as of September 30, 2013 and 2012 showing the amounts that have been included in earnings on a pretax basis for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
($ in thousands)	2013	2012
Balance, July 1,	$4,539	$6,119
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	2,220	405
OTTI has been previously recognized	410	33
Reductions due to:
Securities sold during the period (realized)	(1,925)	(1,475)
Balance, September 30,	$5,244	$5,082

The following table provides a rollforward of the cumulative amounts of credit OTTI for securities held as of September 30, 2013 and 2012 showing the amounts that have been included in earnings on a pretax basis for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
($ in thousands)	2013	2012
Balance, January 1,	$4,492	$12,666
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	2,407	1,259
OTTI has been previously recognized	410	61
Reductions due to:
Securities sold during the period (realized)	(2,065)	(8,904)
Balance, September 30,	$5,244	$5,082

Unrealized Losses

There are 573 securities at September 30, 2013, including fixed maturities and equity securities, which account for the gross unrealized loss, none of which is deemed by management to be OTTI. Temporary losses on corporate and other bonds result from purchases made in a lower yield spread environment. In addition, there have been some ratings downgrades on certain of these securities. After analyzing the credit quality, balance sheet strength and company outlook, management believes these securities will recover in value. To the extent projected cash flows on structured securities change adversely, they would be considered OTTI, and an impairment loss would be recognized in the current period. Management considered all relevant factors, including expected recoverability of cash flows, in assessing whether a loss was other-than-temporary. The Company does not intend to sell these fixed maturity securities, and it is not more likely than not that these securities will be sold before recovering their cost basis.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

For all fixed-maturity securities in an unrealized loss position at September 30, 2013, the Company has received all contractual interest payments (and principal if applicable). Based on the continuing receipt of cash flow and the foregoing analyses, management expects continued timely payments of principal and interest and considers the losses to be temporary.

The unrealized loss position associated with the fixed-maturity portfolio was $22.0 million as of September 30, 2013, consisting primarily of municipal bonds, corporate and other bonds and U.S. Treasury securities of $19.5 million. The total fixed-maturity portfolio of gross unrealized losses included 556 securities which were, in aggregate, approximately 2.8% below amortized cost. Of the 556 fixed maturity investments identified, 44 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these investments at September 30, 2013 was $0.17 million. Management does not consider these investments to be other-than-temporarily impaired.

For common stocks, there were 11 securities in a loss position at September 30, 2013 totaling $3.3 million. Management evaluated the financial condition of the common stock issuers, the severity and duration of the impairment, and the Company’s ability and intent to hold to recovery. The evaluation consisted of a detailed review, including but not limited to some or all of the following factors for each security: the current S&P rating, analysts’ reports, past earnings trends and analysts’ earnings expectations for the next 12 months, liquidity, near-term financing risk, and whether the company was currently paying dividends on its equity securities. Management does not consider these investments to be other-than-temporarily impaired.

The following table presents information regarding invested assets that were in an unrealized loss position at September 30, 2013 and December 31, 2012 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
September 30, 2013
U.S. Treasury securities	$289,315	$(4,017)	$-	$-	$289,315	$(4,017)
U.S. Agency securities	32,082	(112)	-	-	32,082	(112)
Municipal bonds	107,253	(6,187)	-	-	107,253	(6,187)
Corporate and other bonds
Finance	59,845	(3,163)	-	-	59,845	(3,163)
Industrial	139,971	(4,277)	3,700	(158)	143,671	(4,435)
Utilities	31,361	(1,698)	-	-	31,361	(1,698)
Commercial mortgage-backed securities	52,586	(1,893)	-	-	52,586	(1,893)
Residential mortgage-backed securities
Agency backed	21,729	(454)	206	(1)	21,935	(455)
Non-agency backed	1,178	(27)	183	(13)	1,361	(40)
Asset-backed securities	12,407	(49)	-	-	12,407	(49)
Total fixed-maturity securities	747,727	(21,877)	4,089	(172)	751,816	(22,049)
Preferred stocks	10,694	(2,148)	6,161	(244)	16,855	(2,392)
Common stocks	33,334	(3,344)	-	-	33,334	(3,344)
Short-term investments	3,889	(36)	-	-	3,889	(36)
Total, September 30, 2013	$795,644	$(27,405)	$10,250	$(416)	$805,894	$(27,821)
Tower	$692,839	$(22,572)	$9,697	$(382)	$702,536	$(22,954)
Reciprocal Exchanges	102,805	(4,833)	553	(34)	103,358	(4,867)
Total, September 30, 2013	$795,644	$(27,405)	$10,250	$(416)	$805,894	$(27,821)

December 31, 2012, as restated
U.S. Treasury securities	$44,347	$(13)	$-	$-	$44,347	$(13)
U.S. Agency securities	22,345	(76)	-	-	22,345	(76)
Municipal bonds	21,532	(235)	251	(9)	21,783	(244)
Corporate and other bonds
Finance	16,853	(1,095)	-	-	16,853	(1,095)
Industrial	53,576	(666)	4,188	(202)	57,764	(868)
Utilities	20,143	(191)	7	-	20,150	(191)
Commercial mortgage-backed securities	23,223	(141)	95	-	23,318	(141)
Residential mortgage-backed securities
Agency backed	59,009	(261)	25	(1)	59,034	(262)
Non-agency backed	815	(6)	588	(28)	1,403	(34)
Asset-backed securities	1,499	(3)	4,232	(11)	5,731	(14)
Total fixed-maturity securities	263,342	(2,687)	9,386	(251)	272,728	(2,938)
Preferred stocks	9,716	(155)	5,724	(326)	15,440	(481)
Common stocks	55,560	(4,292)	-	-	55,560	(4,292)
Total, December 31, 2012, as restated	$328,618	$(7,134)	$15,110	$(577)	$343,728	$(7,711)
Tower	$270,609	$(6,732)	$13,338	$(478)	$283,947	$(7,210)
Reciprocal Exchanges	58,009	(402)	1,772	(99)	59,781	(501)
Total, December 31, 2012, as restated	$328,618	$(7,134)	$15,110	$(577)	$343,728	$(7,711)

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

Fixed-Maturity Investment—Time to Maturity

The following table shows the amortized cost and fair value of the fixed-maturity portfolio by contractual time to maturity at September 30, 2013 and December 31, 2012:

	Tower		Reciprocal Exchanges		Total
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
September 30, 2013
Remaining Time to Maturity
Less than one year	$33,359	$34,019	$4,007	$4,123	$37,366	$38,142
One to five years	574,233	586,305	45,325	47,333	619,558	633,638
Five to ten years	525,982	529,361	75,673	75,226	601,655	604,587
More than 10 years	148,759	150,094	41,762	40,335	190,521	190,429
Mortgage and asset-backed securities	303,291	324,533	79,573	82,804	382,864	407,337
Total, September 30, 2013	$1,585,624	$1,624,312	$246,340	$249,821	$1,831,964	$1,874,133
December 31, 2012, as restated
Remaining Time to Maturity
Less than one year	$30,082	$30,614	$2,678	$2,715	$32,760	$33,329
One to five years	489,939	510,523	45,576	47,275	535,515	557,798
Five to ten years	564,556	607,711	76,480	80,009	641,036	687,720
More than 10 years	346,410	379,045	57,628	62,542	404,038	441,587
Mortgage and asset-backed securities	495,249	536,255	81,588	88,022	576,837	624,277
Total, December 31, 2012, as restated	$1,926,236	$2,064,148	$263,950	$280,563	$2,190,186	$2,344,711

Other Invested Assets

The following table shows the composition of the other invested assets as of September 30, 2013 and December 31, 2012:

($ in thousands)	September 30, 2013	December 31, 2012
Limited partnerships, equity method	$40,936	$23,864
Real estate, amortized cost	5,882	7,422
Securities reported under the fair value option	42,541	25,000
Other	8,200	1,500
Total	$97,559	$57,786

Securities reported under the fair value option include seven securities for which the Company has elected the fair value option. This election was made to simplify the accounting for these instruments which contain embedded derivatives and other features.

The significant inputs used to determine fair value of these limited partnerships are considered Level 3 pursuant to the fair value hierarchy. See “Note 8 – Fair Value Measurements” below. As of September 30, 2013, the Company and its insurance companies had future funding commitments of $51.0 million including but not limited to the limited partnerships.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

As at September 30, 2013 and December 31, 2012, the Company’s financial instruments carried at fair value are allocated among levels as follows:

($ in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2013
Fixed-maturity securities
U.S. Treasury securities	$-	$393,104	$-	$393,104
U.S. Agency securities	-	102,267	-	102,267
Municipal bonds	-	314,502	-	314,502
Corporate and other bonds	-	656,924	-	656,924
Commercial mortgage-backed securities	-	233,718	-	233,718
Residential mortgage-backed securities
Agency	-	79,184	-	79,184
Non-agency	-	37,323	-	37,323
Asset-backed securities	-	57,111	-	57,111
Total fixed-maturities	-	1,874,133	-	1,874,133
Equity securities	107,907	-	-	107,907
Short-term investments	-	5,889	-	5,889
Total investments at fair value	107,907	1,880,022	-	1,987,929
Other invested assets (1)	-	-	42,542	42,542
Other liabilities				-
Interest rate swap contracts	-	(6,659)	-	(6,659)
Debt and equity securities sold, not yet purchased	-	(21,486)	-	(21,486)
Total, September 30, 2013	$107,907	$1,851,877	$42,542	$2,002,326
Tower	$105,383	$1,602,056	$42,542	$1,749,981
Reciprocal Exchanges	2,524	249,821	-	252,345
Total, September 30, 2013	$107,907	$1,851,877	$42,542	$2,002,326
December 31, 2012, as restated
Fixed-maturity securities
U.S. Treasury securities	$-	$184,949	$-	$184,949
U.S. Agency securities	-	102,777	-	102,777
Municipal bonds	-	686,043	-	686,043
Corporate and other bonds	-	746,665	-	746,665
Commercial mortgage-backed securities	-	242,053	-	242,053
Residential mortgage-backed securities
Agency	-	295,716	-	295,716
Non-agency	-	42,156	-	42,156
Asset-backed securities	-	44,352	-	44,352
Total fixed-maturities	-	2,344,711	-	2,344,711
Equity securities	146,258	-	-	146,258
Short-term investments	-	4,750	-	4,750
Total investments at fair value	146,258	2,349,461	-	2,495,719
Other invested assets (2)	-	-	25,000	25,000
Other liabilities
Interest rate swap contracts	-	(9,016)	-	(9,016)
Debt and equity securities sold, not yet purchased	-	(17,101)	-	(17,101)
Total, December 31, 2012, as restated	$146,258	$2,323,344	$25,000	$2,494,602
Tower	$140,695	$2,042,780	$25,000	$2,208,475
Reciprocal Exchanges	5,563	280,564	-	286,127
Total, December 31, 2012, as restated	$146,258	$2,323,344	$25,000	$2,494,602

(1) $42.5 million of the $97.6 million Other invested assets reported on the consolidated balance sheet at September 30, 2013 is reported at fair value. The remaining $55.1 million of Other invested assets is reported under the equity method of accounting or at amortized cost.

(2) $25.0 million of the $57.8 million Other invested assets reported on the consolidated balance sheet at December 31, 2012 is reported at fair value. The remaining $32.8 million of Other invested assets is reported under the equity method of accounting or at amortized cost.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2013, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, the Company used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, the Company used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.

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

Substantially all of the portfolio valuations at September 30, 2013, classified as Level 1 or Level 2 in the above table are priced by utilizing the services of several independent pricing services that provide the Company with a price quote for each security. There were no adjustments made to the prices obtained from the independent pricing sources and dealers on securities classified as Level 1 or Level 2.

In 2013 and 2012, there were no transfers of investments between Level 1 and Level 2 or between Level 2 and Level 3.

The fair values of the interest rate swaps were derived using an industry standard swap valuation model with market based inputs for swaps having similar characteristics.

The fair values of the debt and equity securities sold, not yet purchased were derived using quoted prices for similar securities in active markets. These instruments resulted in net realized losses of $1.1 million and $0.3 million for the three and nine months ended September 30, 2013, respectively.

The Company holds seven securities which are reported in other invested assets and have been classified as Level 3 of the fair value hierarchy. Management utilizes a discounted cash flow analysis to derive the fair values. Two of the seven securities, START VII CLO and HONDIUS CRAFT CLO, are credit linked notes which will mature in 2015 and 2017, respectively, and whose cash flows are supported by underlying short-term loans, the significant unobservable inputs include the underlying short-term loans’ probability of default and loss severity, and a discount for the security’s lack of marketability. Increases in the probability of default and loss severity assumptions (which generally move directionally with each other) would have the effect of decreasing the fair value of this security. The Company obtains credit ratings on the underlying short-term loans quarterly and considers these ratings when updating its assumptions. A second security, Aeolus CHIAT SAC, is an equity instrument which entitles the Company to residual interests of a finite life special purpose vehicle. The significant unobservable inputs include the estimated losses to be incurred by the vehicle and the equity instrument’s lack of marketability. The Company obtains quarterly financial data from the vehicle and evaluates the estimated incurred loss figure. An increase in the vehicle’s estimated incurred losses would have the effect of decreasing the instrument’s fair value. The remaining four securities are preferred equity interests in limited partnerships that invest in leisure hotels. The preferred interests pay a stated quarterly dividend with residual equity incentives payable after the General Partner’s minimum return thresholds are met. The significant unobservable inputs include the market discount rate and the instruments’ lack of marketability. The three of the four preferred equity interest investments closed in the latter part of June 2013 (and the fourth investment closed on July 1, 2013), and were therefore carried at their original cost as of June 30, 2013. These four preferred equity interest investments are carried at fair value and are modeled quarterly using discounted market yields from similar hotel properties.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the changes in Level 3 assets measured at fair value for the three months ended September 30, 2013 and 2012 for Tower (the Reciprocal Exchanges have no Level 3 assets):

			Three Months Ended
			September 30,
($ in thousands)			2013	2012
Beginning balance, July 1,		$	30,250	$24,914
Total gains (losses)-realized / unrealized
Included in net income			-	86
Included in other comprehensive income (loss)			-	-
Purchases, issuances and settlements			12,292	-
Net transfers into (out of) Level 3			-	-
Ending balance, September 30,	$		42,542	$25,000

The following table summarizes the changes in Level 3 assets measured at fair value for the nine months ended September 30, 2013 and 2012 for Tower (the Reciprocal Exchanges have no Level 3 assets):

		Nine Months Ended
		September 30,
($ in thousands)		2013	2012
Beginning balance, January 1	$	25,000	$25,000
Total gains (losses)-realized / unrealized - included in net income		-	-
Included in other comprehensive income (loss)		-	-
Purchases, issuances and settlements		17,542	-
Net transfers into (out of) Level 3		-	-
Ending balance, September 30,	$	42,542	$25,000

Note 9—Loss and Loss Adjustment Expense

The following table provides a reconciliation of the beginning and ending consolidated balances for unpaid losses and loss adjustment expense (“LAE”) for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013			2012
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total
Balance at January 1, as restated	$1,759,888	$135,791	$1,895,679	$1,495,839	$136,274	$1,632,113
Less reinsurance recoverables on unpaid losses	(407,068)	(52,389)	(459,457)	(280,968)	(11,253)	(292,221)
	1,352,820	83,402	1,436,222	1,214,871	125,021	1,339,892
Net reserves, at fair value, of acquired entities	161,886	-	161,886	-	-	-
Reduction in net reserves for ADC (i)	(324,109)	-	(324,109)	-	-	-
Incurred related to:
Current year	669,830	79,989	749,819	723,642	78,763	802,405
Prior years unfavorable/(favorable) development	470,510	(927)	469,583	78,231	(7,272)	70,959
Total incurred	1,140,340	79,062	1,219,402	801,873	71,491	873,364
Paid related to:
Current year	387,636	53,379	441,015	250,062	56,440	306,502
Prior years	529,371	19,297	548,668	462,134	36,137	498,271
Total paid	917,007	72,676	989,683	712,196	92,577	804,773
Net balance at end of period	1,413,930	89,788	1,503,718	1,304,548	103,935	1,408,483
Add reinsurance recoverables on unpaid losses	572,611	22,152	594,763	294,488	19,138	313,626
Balance at September 30,	$1,986,541	$111,940	$2,098,481	$1,599,036	$123,073	$1,722,109

(i) In the third quarter of 2013, Tower executed the Southport Re ADCs (see “Note 1 - Nature of the Business” for further description). The Southport Re ADCs resulted in a direct reduction to net loss reserves.

The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 104.2% and 59.5% for the three months ended September 30, 2013 and 2012, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 110.2% and 60.8% for the three months ended September 30, 2013, and 2012, respectively.

The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 100.9% and 66.6% for the nine months ended September 30, 2013 and 2012, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 105.0% and 67.7% for the nine months ended September 30, 2013 and 2012, respectively.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Incurred losses and LAE for the nine months ended September 30, 2013 attributable to events of prior years were $469.6 million including the Reciprocal Exchanges and $470.5 million excluding the Reciprocal Exchanges. Excluding the Reciprocal Exchanges, $483.6 million of the 2013 period reported loss was associated with development associated with Commercial, partially offset by $4.7 million of favorable development in Assumed Reinsurance and $8.4 million of favorable development in Personal segment. Reserve strengthening arose primarily from accident years 2008-2011 within the workers’ compensation, CMP liability, other liability and commercial auto liability lines of business offset by a small amount of favorable loss development from more recent years within the short tail property lines of business. Consistent with the second quarter of 2013, the Company continued to experience higher than expected reported loss development during the third quarter of 2013. Additionally, consistent with the second quarter of 2013, the Company performed a comprehensive update to the internal reserve study to respond to higher than expected reported losses and to update the actuarial assumptions within the study. In conjunction with its comprehensive internal review, the Company also retained its consulting actuary to perform an independent reserve study covering lines of business comprising over 93% of the Company’s loss reserves.

For these four casualty lines of business, the total amount of actual versus expected loss development observed during the first nine months of 2013 was $209.1 million on a net basis. The Company updated the reported loss development triangles and other data used in the underlying reserve analysis to reflect this development and noted that more recent data diagonals indicated a need to increase loss development factors and other actuarial assumptions (for example initial expected loss ratios and net to gross ratios) used to estimate ultimate losses for the casualty lines of business. As a result of changes in the underlying actuarial assumptions, estimated ultimate losses for casualty lines of business increased by an additional $279.4 million on a net basis. The increase in estimated ultimate losses for the casualty lines of business was offset by a $17.9 million decrease in estimated ultimate losses within the short-tail property lines of business.

For the nine months ended September 30, 2013, by line of business, ultimate loss estimates for prior accident years have increased by $174.4 million for workers’ compensation, $127.5 million for commercial package liability, $104.6 million for commercial auto liability and $82.0 million for Other Liability.

Incurred losses and LAE for the nine months ended September 30, 2012 attributable to events of prior years were $71.0 million. Excluding the Reciprocal Exchanges, the incurred losses and LAE from prior accident years were $78.2 million. During the second quarter of 2012, the Company performed a comprehensive reserve study to respond to higher than expected reported losses observed in the first and second quarters of 2012, resulting in increases in ultimate loss estimates of $77.0 million within Commercial and $4.0 million within the Personal Insurance segment. This was offset by a decrease of $2.7 million within the Assumed Reinsurance segment. The reserve strengthening was comprised of approximately $39 million in workers’ compensation, $22 million in commercial automobile liability, and smaller changes in other lines. Approximately $51 million of the reserve strengthening pertained to various programs, many of which have been terminated.

Prior year development is based upon numerous estimates by line of business and accident year. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

Included in the reserves for the loss and LAE reserves at September 30, 2013 and December 31, 2012 are $9.3 million and $8.4 million, respectively, of tabular and non-tabular reserve discount for workers’ compensation and excess workers’ compensation claims.

As of September 30, 2013 the Company had no risk premiums recorded. The Company amortized all of the $19.1 million of reserve for risk premium recorded in the first quarter of 2013 resulting from the Canopius Merger Transaction. There was no unamortized reserve for risk premium recorded as of December 31, 2012.

As disclosed in “Note 1 – Nature of Business”, the Company performed a comprehensive update of its liability for unpaid claims and claims adjustment expenses, and was assisted in this review by an independent actuarial consulting firm. In response to its material weakness in internal controls over financial reporting related to loss reserves, the Company will continue to utilize the services of the independent actuarial firm in the Company’s ongoing analyses. Additional reviews of the Company’s loss reserves as of December 31, 2013 are underway, and are expected to be completed in the next several weeks. Substantial additional analysis of the preliminary information is required before a determination can be made as to the impacts, if any, on the Company’s loss reserves.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 10—Shareholders’ Equity

Shares of Common Stock Issued

As previously discussed in “Note 4 – Canopius Merger Transaction”, the Canopius Merger Transaction was accounted for as a reverse acquisition with TGI treated as the accounting acquirer. Accordingly, Tower’s historical common stock balance immediately prior to the Merger is the historical common stock balance of TGI adjusted for the number of shares issued in the Canopius Merger Transaction by the Company to TGI shareholders (i.e., TGI’s outstanding shares immediately prior to the Canopius Merger Transaction multiplied by the conversion ratio of 1.1330).

Canopius Bermuda had 14,025,737 outstanding common shares outstanding on March 13, 2013 which were sold by Canopius Group to third-party investors in connection with the Canopius Merger Transaction.

For the three and nine months ended September 30, 2013, zero and 2,674 new common shares, respectively, were issued as the result of employee stock option exercises. For the three and nine months ended September 30, 2013, zero and 242,626 new common shares, respectively, were issued after the Canopius Merger Transaction as the result of the Company’s restricted stock grants. For the three and nine months ended September 30, 2012, no new common shares were issued as the result of employee stock option exercises. For the three and nine months ended September 30, 2012, 13,292 and 377,187 new common shares, respectively (adjusted for the 1.1330 conversion ratio), were issued as the result of restricted stock grants.

For the three and nine months ended September 30, 2013, 269 and 341,867 shares, respectively, of common stock were purchased from employees in connection with the vesting of restricted stock issued under the 2008 LTEP (as defined below). For the three and nine months ended September 30, 2012, 6,917 and 117,221 shares, respectively, (adjusted for the 1.1330 conversion ratio), of common stock were purchased from employees in connection with the vesting of restricted stock issued under the 2008 LTEP. The shares were withheld at the direction of employees as permitted under the 2008 LTEP in order to pay the expected amount of tax liability owed by the employees from the vesting of those shares. In addition, for the three and nine months ended September 30, 2013, 1,587 and 15,602 shares, respectively, of common stock were surrendered as a result of restricted stock forfeitures. For the three and nine months ended September 30, 2012, 6,654 and 16,528 shares, respectively, (adjusted for the 1.1330 conversion ratio) of common stock were surrendered as a result of restricted stock forfeitures.

In connection with the Canopius Merger Transaction, all Treasury shares held by TGI as of the effective date of the Canopius Merger Transaction were cancelled. There were 9,914 Treasury shares of the Company held at September 30, 2013.

Share Repurchase Program

As part of Tower’s capital management strategy, Tower’s Board of Directors approved a $50 million share repurchase program on May 7, 2013. Purchases under this program can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. In the nine months ended September 30, 2013, no shares of common stock were purchased under this program. TGI’s previously approved share repurchase program expired in March 2013.

Dividends Declared

Dividends on common stock and participating unvested restricted stock of $9.5 million and $7.2 million for the three months ended September 30, 2013 and 2012, respectively, were declared and paid. Dividends on common stock and participating unvested restricted stock of $26.2 million and $21.9 million for the nine months ended September 30, 2013 and 2012, respectively, were declared and paid.

On August 6, 2013, the Board of Directors approved a quarterly dividend of $0.165 per share which was paid on September 20, 2013 to shareholders of record as of September 9, 2013.

The quarterly dividend of $0.165 per share is equivalent to TGI’s historical quarterly dividend of $0.1875 per share adjusted for the conversion ratio of 1.1330 resulting from the Canopius Merger Transaction.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 11—Accumulated Other Comprehensive Income

The following table provides a summary of changes in accumulated other comprehensive income, by component, for the nine months ended September 30, 2013, with all amounts reflected net of income taxes and noncontrolling interest:

($ in thousands)	Unrealized gains (losses) on available for sale securities	Gains (losses) on cash flow hedges	Cumulative translation adjustments	Total
Balance at December 31, 2012, as restated	$87,412	$(5,860)	$1,204	$82,756
Other comprehensive income before reclassifications, net of tax	(70,597)	(1,026)	78	(71,545)
Amounts reclassified from accumulated other comprehensive income, net of tax	(21,418)	2,522	-	(18,896)
Net current period other comprehensive income	(92,015)	1,496	78	(90,441)
Balance at September 30, 2013	$(4,603)	$(4,364)	$1,282	$(7,685)

The following provides a summary of the items that have been reclassified from accumulated other comprehensive income to net income in their entirety during the nine months ended September 30, 2013, including the line item on the consolidated statement of operations on which the impact is reflected. Unrealized gains (losses) on available for sale securities are reclassified from accumulated other comprehensive income when a security is sold or when a non-credit impairment is recorded. Gains (losses) on cash flow hedges are reclassified from accumulated other comprehensive income when the related hedged item (subordinated debentures floating rate interest payments) are recorded in the statement of operations.

($ in thousands)
Accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive income	Affected line item in the consolidated statement of operations
Unrealized gains (losses) on available for sale securities	$(21,418)	Other net realized investment gains
	-	Income tax expense

	$(21,418)	Total net of income taxes

Gains (losses) on cash flow hedges interest rate swaps	$2,522	Interest expense
	-	Income tax expense

	$2,522	Total net of income taxes

Note 12—Debt

The Company’s borrowings consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility	$70,000	$70,000	$70,000	$70,000
Convertible senior notes	146,933	126,750	144,673	152,063
Subordinated debentures	235,058	163,203	235,058	232,678
Total	$451,991	$359,953	$449,731	$454,741

The fair value of the convertible senior notes is determined utilizing recent transaction prices for these securities between third-party market participants. The fair value of the subordinated debentures is based on discounted cash flow analysis. The significant inputs used for fair value are considered Level 2 in the fair value hierarchy.

Total interest expense incurred, including interest expense on the funds held liabilities, was $8.0 million and $8.2 million for the three months ended September 30, 2013 and 2012, respectively. Total interest expense incurred, including interest expense on the funds held liabilities, was $23.5 million and $24.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Subordinated Debentures

The Company and its wholly-owned subsidiaries have issued trust preferred securities through wholly-owned Delaware statutory business trusts. The trusts use the proceeds of the sale of the trust preferred securities and common securities that the Company acquired from the trusts to purchase junior subordinated debentures from the Company with terms that match the terms of the trust preferred securities. Interest on the junior subordinated debentures and the trust preferred securities is payable quarterly. In some cases, the interest rate is fixed for an initial period of five years after issuance and then floats with changes in the London Interbank Offered Rate (“LIBOR”) and in other cases the interest rate floats with LIBOR without any initial fixed-rate period. As of September 30, 2013, the Company had outstanding par of $ 235.1 million relating to the subordinated debentures.

Interest Rate Swaps

In October 2010, the Company entered into interest rate swap contracts (the “Swaps”) with $190 million notional value to manage interest costs and cash flows associated with the floating rate subordinated debentures. The Swaps have terms of five years. The Swaps convert the subordinated debentures to rates ranging from 5.1% to 5.9%. As of September 30, 2013 and December 31, 2012, the Swaps had a fair value of $6.7 million and $9.0 million in a liability position, respectively, and are reported in Other Liabilities.

The Company has designated and accounts for the Swaps as cash flow hedges. The Swaps are considered to have no ineffectiveness and changes in their fair values are recorded in accumulated other comprehensive income (“AOCI”), net of tax. For the nine months ended September 30, 2013 and 2012, $2.5 million and $1.3 million, respectively, were reclassified from AOCI to interest expense for the effects of the hedges. As of September 30, 2013, the Company had collateral on deposit with the counterparty amounting to $6.5 million pursuant to a Credit Support Annex.

Credit Facility

On April 3, 2013, an increase in borrowing capacity up to $220 million became effective pursuant to the second amendment to the credit agreement and consent by and between TGI and Bank of America, N.A., as administrative agent for the lenders party to the credit agreement, dated as of November 26, 2012, and the limited waiver and amendment agreement, dated as of March 3, 2013. The increase in the Credit Facility was negotiated in the event that holders of the convertible senior notes put their bonds to Tower as a result of the Canopius Merger Transaction. This put option expired on April 26, 2013. This second amendment and consent also included (i) TGIL as a guarantor of TGI’s obligations under the credit facility and (ii) consent by the lenders to the change in control triggered by the completion of the Canopius Merger Transaction. The maturity date and borrowing fees were not changed in this amendment.

The credit facility contained customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements to maintain certain consolidated net worth, debt to capitalization ratios, minimum risk-based capital and minimum statutory surplus. The credit facility also provided for customary events of default, including failure to pay principal when due, failure to pay interest or fees within three days after becoming due, failure to comply with covenants, any representation or warranty made by TGI or the Company as a guarantor being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the TGI or the Company as guarantor and its material subsidiaries, the occurrence of certain material judgments, or a change in control of the Company, and upon an event of default, the administrative agent (subject to the consent of the requisite percentage of the lenders) was able to immediately terminate the obligations to make loans and to issue letters of credit, declare the Company’s obligations under the credit facility to become immediately due and payable, and require the Company to deposit in a collateral account cash collateral with a value equal to the then outstanding amount of the aggregate face amount of any outstanding letters of credit. Tower was in compliance with all covenants contained in the credit facility as of September 30, 2013.

The Company had $70.0 million outstanding as of both September 30, 2013 and December 31, 2012. The weighted average interest rate on the amount outstanding as of September 30, 2013 was 1.94%.

On December 13, 2013, TGI paid in full the $70.0 million outstanding on the bank credit facility and the bank credit facility has been terminated.

Convertible Senior Notes

In September 2010, TGI issued $150.0 million principal amount of 5.0% convertible senior notes (“the Notes”), which mature on September 15, 2014. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2011. The original terms of the Notes allowed Holders to convert their Notes into cash or common shares, at TGI’s option, at any time on or after March 15, 2014 or earlier under certain circumstances determined by: (i) the market price of TGI’s stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

transactions. Upon conversion, the Company intends to settle its obligation either entirely or partially in cash. Upon completion of the Canopius Merger Transaction, the change in control provision of the Indenture was triggered and the Holders were allowed, at their option, to convert their notes into cash or common shares of Tower Group International, Limited at a make-whole exchange ratio. As required by the terms of the Indenture, the Company delivered a Fundamental Company Change Notice (“Change Notice”) to the Holders on March 23, 2013. The Change Notice provided Holders the option to convert the Notes into cash or common shares of TGIL at a fundamental make-whole exchange ratio up to and including April 26, 2013. There were no bonds tendered or converted as a result of the Change Notice delivery.

The adjusted conversion rate at September 30, 2013 is 28.3299 shares of common stock per $1,000 principal amount of the Notes (equivalent to a conversion price of $35.30 per share), subject to further adjustment upon the occurrence of certain events, including the following: if Tower issues shares of common stock as a dividend or distribution on shares of the common stock , or if Tower effects a share split or share combination; if Tower issues to all or substantially all holders of common stock any rights, options or warrants entitling them, for a period of not more than 45 calendar days after the announcement date of such issuance, to subscribe for or purchase shares of the common stock at a price per share that is less than the average of the last reported sales price of the common stock for the ten consecutive trading day period ending on the date of announcement of such issuance; if Tower distributes shares of its capital stock, other indebtedness, other assets or property of Tower or rights, options or warrants to acquire capital stock or other securities of Tower, to all or substantially all holders of capital stock; if any cash dividend or distribution is made to all or substantially all holders of the common stock, other than a regular quarterly cash dividend that does not exceed $0.110 per share; if Tower makes a payment in respect of a tender offer or exchange offer for common stock, and the cash and value of any other consideration included in the payment per share of common stock exceeds the last reported sale price of the common stock on the trading day next succeeding the last day on which the tenders or exchange may be made.

The proceeds from the issuance of the Notes were allocated to the liability component and the embedded conversion option, or equity component. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). After considering the contractual interest payments and amortization of the original issue discount, the Notes’ effective interest rate is 7.2%. Transaction costs of $0.4 million associated with the equity component were netted with the equity component in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $8.9 million for the nine months ended September 30, 2013.

The following table shows the amounts recorded for the Notes as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
($ in thousands)	2013	2012
Liability component
Outstanding principal	$150,000	$150,000
Unamortized OID	(3,067)	(5,327)
Liability component	146,933	144,673
Equity component, net of tax	$7,469	$7,469

To the extent the market value per share of the Company’s common stock exceeds the conversion price, the Company will use the “treasury stock” method in calculating the dilutive effect on earnings per share.

Convertible Senior Notes Hedge and Warrant Transactions

In connection with the offering of the Notes, TGI also entered into convertible senior notes hedge transactions (the “Note Hedges” or “purchased call options”) and warrant transactions (the “Warrants”) with respect to its common stock with financial institutions. The Note Hedges and Warrants were intended generally to reduce the potential dilution of TGI’s common stock and to offset potential cash payments in excess of the principal of the Notes upon conversion. The Note Hedges and Warrants were separate transactions, entered into by TGI with the financial institutions, and were not part of the terms of the Notes.

In March 2013, as a result of the Canopius Merger Transaction, TGI terminated the Note Hedges and Warrants. The Company received $2.4 million and paid $1.0 million to terminate the Note Hedges and Warrants, respectively. The effects of the terminations and an associated tax adjustment of $0.8 million were recorded directly to paid-in-capital in shareholders’ equity.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 13—Stock Based Compensation

2008 Long-Term Equity Compensation Plan (“2008 LTEP”)

In 2008, TGI’s Board of Directors adopted and its shareholders approved amendments to TGI’s 2004 Long-Term Equity Compensation Plan (as amended and restated, the “2008 LTEP”). Upon consummation of the Canopius Merger Transaction, the Company adopted and approved the 2008 LTEP.

The 2008 LTEP provided for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), stock appreciation rights (“SARs”), restricted stock and restricted stock unit awards, performance shares and other cash or share-based awards. The maximum amount of share-based awards authorized was 2,325,446 of which 30,376 were available for future grants prior to the approval of the 2013 LTIP (as defined below) in May 2013. Following receipt of such approval, no further equity awards have been or will be made under the 2008 LTEP.

2013 Long-Term Incentive Plan (“2013 LTIP”)

The Compensation Committee of the Board of Directors has established, beginning in 2013 a new Long Term Incentive Plan (the “2013 LTIP”), to replace the Company’s existing 2008 LTEP. The 2013 LTIP was approved by the shareholders in May 2013. The maximum amount of share-based awards authorized is 2,150,000 of which 2,149,118 are available for future grants as of September 30, 2013.

Restricted Stock

The following table provides an analysis of restricted stock activity for the nine months ended September 30, 2013 and 2012 (historical share counts and fair values have been adjusted for the 1.1330 share conversion ratio, as discussed more fully in “Note 4 – Canopius Merger Transaction”):

	Nine Months Ended September 30,
	2013		2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1	1,015,902	$20.19	1,120,091	$20.69
Granted	242,626	18.09	377,187	20.27
Vested	(954,097)	20.43	(469,236)	21.10
Forfeitures	(15,602)	19.14	(16,528)	20.74
Outstanding, September 30,	288,829	$17.67	1,011,514	$20.38

On March 13, 2013, 525,548 shares vested as a result of the Canopius Merger Transaction.

Stock Options

The following table provides an analysis of stock option activity for the nine months ended September 30, 2013 and 2012 (historical share counts and fair values have been adjusted for the 1.1330 share conversion ratio, as discussed more fully in “Note 4 – Canopius Merger Transaction”):

	Nine Months Ended September 30,
	2013		2012
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, January 1	969,307	$17.78	969,315	$17.78
Exercised	(2,674)	16.48	-	-
Forfeitures and expirations	(7,657)	17.72	-	-
Outstanding, September 30	958,976	$17.78	969,315	$17.78
Exercisable, September 30	958,976	$17.78	969,315	$17.78

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Stock Based Compensation Expense

The following table provides an analysis of stock based compensation expense for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
($ in thousands)	2013	2012
Restricted stock
Expense, net of tax	$8,421	$4,544
Value of shares vested	21,058	9,045
Value of unvested shares	2,022	18,014
Stock options
Intrinsic value of outstanding options	-	621
Intrinsic value of vested outstanding options	-	621
Unrecognized compensation expense
Unvested restricted stock, net of tax	2,022	9,405
Weighted average years over which expense will be recognized	3.4	2.4

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

During the three and nine months ended September 30, 2013, Tower’s U.S. taxed subsidiaries (excluding the Reciprocal Exchanges) recognized pre-tax losses of approximately $(358.0) million and $(867.3) million, respectively. This resulted in $139.2 million of net operating loss carryforwards in the deferred tax inventory and a net deferred tax asset, before any valuation allowance, of $245.2 million (excluding the Reciprocal Exchanges) as of September 30, 2013. Including the Reciprocal Exchanges, the net deferred tax asset, before any valuation allowance, was $237.9 million.

At September 30, 2013, a full valuation allowance was recorded against the deferred tax assets. For the nine months ended September 30, 2013, $214.8 million of the valuation allowance was recorded in income tax expense (benefit) in the statement of operations and $30.1 million was recorded in other comprehensive income as a direct charge to shareholder’s equity (as a component of accumulated other comprehensive income). For the three months ended September 30, 2013 $100.9 million of the valuation allowance was recorded in income tax expense (benefit) in the statement of operations and $(4.3) million was recorded in other comprehensive income as a direct charge to shareholder’s equity (as a component of accumulated other comprehensive income)

Management in its judgment concluded that a full valuation allowance was required for Tower’s U.S. taxed subsidiaries after its consideration of the cumulative three-year pre-tax loss in its U.S. taxed subsidiaries resulting from certain second quarter 2013 events and the 2012 pre-tax loss of $61.3 million. In the second quarter of 2013, the following items contributed significantly to pre-tax losses in Tower’s U.S. taxed subsidiaries: (i) $325.6 million of prior year reserve strengthening was recorded, of which $149.7 million related to Tower’s U.S. taxed subsidiaries, and (ii) a $214.0 million goodwill impairment charge, of which $185.9 million related to Tower’s U.S. taxed subsidiaries (an additional $57.4 million was recorded in the third quarter of 2013 for a total of $271.4 million in the nine months ended September 30, 2013). Management believes that the negative evidence associated with the realizability of its net deferred tax asset, including the cumulative three-year pre-tax loss, the prior year adverse reserve development recorded in 2012 and 2013, and the effects of Hurricane Irene in 2011 and Superstorm Sandy in 2012 outweighed the positive evidence that the deferred tax assets, including the net operating loss carryforward, would be realized, and recorded the full valuation allowance.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The Company’s effective tax rates of (0.4)% and 0.2% for the three and nine months ended September 30, 2013, respectively, reflect the recording of the full valuation allowance in the second quarter of 2013. Prior to the second quarter of 2013, Tower calculated an estimated annual effective tax rate on its U.S. taxed subsidiaries that differed from the U.S. statutory rate due to costs associated with tax exempt interest and dividends received deductions.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. Tower incurred $7.4 million of federal excise tax in 2013.

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

The following table shows the computation of the earnings per share (historical earnings per share amounts have been adjusted for the 1.1330 share conversion ratio in connection with the Canopius Merger Transaction):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Numerator
Net income (loss) attributable to Tower Group International, Ltd.	$(347,634)	$21,629	$(842,059)	$23,985
Less: Allocation of income for unvested participating restricted stock	-	(341)	-	(52)
Less: Dividends on unvested participating restricted stock	(48)	(167)	(262)	(514)
Net income (loss) available to common shareholders - Basic	(347,682)	21,121	(842,321)	23,419
Reallocation of income for unvested participating restricted stock	-	-	-	-
Net income (loss) available to common shareholders - Diluted	(347,682)	21,121	(842,321)	23,419
Denominator
Basic earnings per share denominator	57,138	42,449	53,338	43,045
Effect of dilutive securities:	-	27	-	85
Diluted earnings per share denominator	57,138	42,476	53,338	43,130
Earnings (loss) per share attributable to Tower Group International, Ltd. - Basic
Common stock:
Distributed earnings	$0.17	$0.17	$0.50	$0.50
Undistributed earnings	(6.25)	0.33	(16.29)	0.04
Total - basic	(6.08)	0.50	(15.79)	0.54
Earnings (loss) per share attributable to Tower Group International, Ltd. - Diluted	$(6.08)	$0.50	$(15.79)	$0.54

The computation of diluted earnings (loss) per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For the three and nine months ended September 30, 2013, 958,980 and, 958,980, respectively, options to purchase Company shares were excluded from the computation of diluted earnings (loss) per share because the exercise price of the options was greater than the average market price. For the three and nine months ended September 30, 2012, 190,480 and, 188,890, respectively, options to purchase Company shares were excluded from the computation of diluted earnings (loss) per share because the exercise price of the options was greater than the average market price.

Note 16—Statutory Financial Information

The Company is required to maintain minimum capital and surplus for each of its insurance subsidiaries.

U.S. based insurance companies are required to maintain capital and surplus above Company Action Level, which is a calculated capital and surplus number using a risk-based formula adopted by the state insurance regulators.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The basis for this formula is the NAIC’s RBC system and is designed to measure the adequacy of U.S. regulated insurer’s statutory capital and surplus compared to risks inherent in its business. If an insurance entity falls into Company Action Level, its management is required to submit a comprehensive financial plan that identifies the conditions that contributed to the financial condition. This plan must contain proposals to correct the financial problems and provide projections of the financial condition, both with and without the proposed corrections. The plan must also outline the key assumptions underlying the projections and identify the quality of, and problems associated with, the underlying business. Depending on the level of actual capital and surplus in comparison to the Company Action Level, the state insurance regulators could increase their regulatory oversight, restrict the placement of new business, or place the company under regulatory control. Bermuda based insurance entities minimum capital and surplus requirements are calculated from a solvency formula prescribed by the BMA.

Tower has in place several intercompany reinsurance transactions between its U.S. based insurance subsidiaries and its Bermuda based insurance subsidiaries. The U.S. based insurance subsidiaries have historically reinsured on a quota share basis obligations to CastlePoint Reinsurance Company (“CastlePoint Re”), one of its Bermuda based insurance subsidiaries. The 2013 obligations that CastlePoint Re assumes from the U.S. based insurance subsidiaries are then retroceded to Tower Reinsurance, Ltd. (“TRL”), Tower’s other Bermuda based insurance subsidiary. In addition, CastlePoint Re also entered into a loss portfolio transaction with TRL where its reserves associated with the U.S. insurance subsidiary business for underwriting years prior to 2013 were all transferred to TRL. As a result of these transactions, TRL is required to collateralize $243.4 million of assumed reserves in a reinsurance trust for the benefit of TICNY, the lead pool company of the U.S. insurance companies. While TRL had unencumbered liquid assets of $98.6 million at September 30, 2013, and, during the fourth quarter of 2013, TRL received unencumbered cash proceeds totaling $80.9 million from two commuted reinsurance treaties, the required reinsurance trust could not be established until approval was received from the BMA. The BMA approved the transfer of assets from TRL to CastlePoint Re, allowing CastlePoint Re to increase the funding in the reinsurance trust for the benefit of TICNY in January 2014. NYDFS has confirmed this will be acceptable for the purpose of admitted surplus and capital on TICNY’s 2013 statutory basis financial statements.

The Company projects, based on estimated RBC calculations as of September 30, 2013, that two of its U.S. based insurance subsidiaries (which are New York domiciled) may have minimum capital and surplus below Company Action Level and may not meet the minimum capital and surplus requirements of their respective state regulators. As a result, management has discussed the ACP Re Merger Agreement and provided its RBC forecasts to the regulators to document the Company’s business plan to bring these two U.S. based insurance subsidiaries’ capital and surplus levels above Company Action Level.

The NYDFS has issued orders for seven of Tower’s insurance subsidiaries, subjecting them to heightened regulatory oversight, which includes providing the NYDFS with increased information with respect to the insurance subsidiaries business, operations and financial condition. In addition, the NYDFS has placed limitations on payments and transactions outside the ordinary course of business and material changes in the insurance subsidiaries’ management and related matters.

The Massachusetts Division of Insurance (“MDOI”) and Tower management have agreed to certain restrictions on the operations of Tower’s two Massachusetts domiciled insurance subsidiaries. Tower management has agreed to cause these subsidiaries to provide the MDOI regulatory authority with increased information with respect to their business, operations and financial condition, as well as limitations on payments and transactions outside the ordinary course of business and material changes in their management and related matters.

The Maine Bureau of Insurance entered Corrective Order imposing certain conditions on Maine domestic insurers York Insurance Company of Maine (“YICM”) and North East Insurance Company (“NEIC”). The Corrective Order imposes increased reporting obligations on YICM and NEIC with respect to business operations and financial condition and imposes restrictions on payments or other transfers of assets from YICM and NEIC outside the ordinary course of business.

As of September 30, 2013, TRL had capital and surplus that did not meet the minimum capital and surplus requirements of the BMA.

The BMA has issued directives for TRL and CastlePoint Re, subjecting them to heightened regulatory oversight and requiring BMA approval before certain transactions can be executed. Tower has been complying with the directives issued by the BMA.

Dividends

U.S. state insurance regulations restrict the ability of our insurance subsidiaries to pay dividends to Tower Group International, Ltd. as their ultimate parent (the “Holding Company”). Generally dividends may only be paid out of earned surplus, and the amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. As of September 30, 2013, no dividends may be paid to the Holding Company without the approval of the state regulators or BMA, as appropriate.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Note 17—Segment Information

The accounting policies of the segments are the same as those described in TGIL’s summary of significant accounting policies in its Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2012.

As disclosed in “Note 1 – Nature of Business”, in the third quarter of 2013, the Company revised its business segments to present Commercial Insurance, Assumed Reinsurance and Personal Insurance segments. The Company has restated prior period segments to be consistent with the current presentation.

Segment performance is evaluated based on segment profit, which excludes investment income, realized gains and losses, interest expense, income taxes, goodwill and fixed asset impairments and corporate expenses. The Company’s assets and liabilities are not allocated to segments because they are considered in total by management for decision-making purposes.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Business segment results are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2013	2012	2013	2012
Commercial Insurance Segment
Revenues
Premiums earned	$201,597	$272,595	$707,510	$847,610
Ceding commission revenue	21,374	2,446	19,888	6,350
Policy billing fees	1,406	1,358	4,198	4,261
Total revenues	224,377	276,399	731,596	858,221
Expenses
Loss and loss adjustment expenses	303,958	171,246	951,245	632,231
Underwriting expenses	136,763	96,966	327,871	292,938
Total expenses	(440,721)	268,212	1,279,116	925,169
Underwriting profit (loss)	$(216,344)	$8,187	$(547,520)	$(66,948)

Assumed Reinsurance Segment
Revenues
Premiums earned	$51,005	$24,011	$145,918	$84,481
Ceding commission revenue	-	-	-	-
Total revenues	51,005	24,011	145,918	84,481
Expenses
Loss and loss adjustment expenses	17,216	8,807	64,664	30,469
Underwriting expenses	12,881	9,389	58,070	30,513
Total expenses	30,097	18,196	122,734	60,982
Underwriting profit (loss)	$20,908	$5,815	$23,184	$23,499

Personal Insurance Segment
Revenues
Premiums earned	$115,691	$134,107	$355,115	$378,933
Ceding commission revenue	11,483	5,257	34,391	16,596
Policy billing fees	1,390	1,775	5,069	5,006
Total revenues	128,564	141,139	394,575	400,535
Expenses
Loss and loss adjustment expenses	62,604	76,043	203,493	210,664
Underwriting expenses	61,196	58,820	182,892	166,437
Total expenses	123,800	134,863	386,385	377,101
Underwriting profit (loss)	$4,764	$6,276	$8,190	$23,434
Tower	$3,132	$3,504	$19,288	$24,717
Reciprocal Exchanges	1,632	2,772	(11,098)	(1,283)
Total underwriting profit (loss)	$4,764	$6,276	$8,190	$23,434

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table reconciles revenue by segment to consolidated revenues:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in thousands)	2013		2012	2013	2012
Commercial Insurance segment	$224,377		$276,399	$731,596	$858,221
Assumed Reinsurance segment	51,005		24,011	145,918	84,481
Personal Insurance segment	128,564		141,139	394,575	400,535
Total segment revenues	403,946		441,549	1,272,089	1,343,237
Net investment income	25,632		31,389	84,351	97,113
Net realized gains (losses) on investments, including other-than-temporary impairments	18,128		1,145	22,945	4,492
Corporate and other	(4,804	)(a)	808	518	2,664
Consolidated revenues	$442,902		$474,891	$1,379,903	$1,447,506

(a)	Balance includes $4,662 thousand which relates to the gross-up of ceding commission revenue and commission expense recorded in the statement of operations that relate to the Syndicate 4444 2012 YOA business the Company assumed from Canopius Group and retroceded to an affiliate of Canopius Group. This gross-up is not reflected in the Assumed Re segment revenues as it is not used by management to measure segment profitability or to manage the business. This gross-up has no net effect on income (loss) or segment results.

The following table reconciles the results of the Company’s individual segments to consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2013	2012	2013	2012
Commercial Insurance segment underwriting profit (loss)	$(216,344)	$8,187	$(547,520)	$(66,948)
Assumed Reinsurance segment underwriting profit (loss)	20,908	5,815	23,184	23,499
Personal Insurance segment underwriting profit (loss)	4,764	6,276	8,190	23,434
Net investment income	25,632	31,389	84,351	97,113
Net realized gains on investments, including other-than-temporary impairments	18,128	1,145	22,945	4,492
Corporate and other	(893)	(6,948)	(6,133)	(11,121)
Acquisition-related transaction costs	(559)	(2,679)	(20,280)	(4,661)
Interest expense	(8,008)	(8,224)	(23,451)	(24,737)
Goodwill and fixed asset impairment	(183,162)	-	(397,211)	-
Equity income in unconsolidated affiliate	(3,194)	-	4,772	-
Income before income taxes	$(342,728)	$34,961	$(851,153)	$41,071

Note 18—Contingencies

Legal Proceedings

On August 20, 2013, Robert P. Lang, a purported shareholder of Tower Group International Ltd. (“Tower”), filed a purported class action complaint (the “Lang Complaint”) against Tower and certain of its current and former officers in the United States District Court for the Southern District of New York. The Lang Complaint alleges that Tower and certain of its current and former officers violated federal securities laws and seeks unspecified damages. On September 3, 2013, a second purported shareholder class action complaint was filed by Dennis Feighay, another purported Tower shareholder, containing similar allegations to those set forth in the Lang Complaint (the “Feighay Complaint”). On October 4, 2013, a third complaint was filed by Sanju Sharma (the “Sharma Complaint”). The Sharma Complaint names as defendants Tower and certain of its current and former officers, and purports to be asserted on behalf of a plaintiff class who purchased Tower stock between May 10, 2011 and September 17, 2013. On October 18, 2013, an amended complaint was filed in the Sharma case (the “Sharma Amended Complaint”). The Sharma Amended Complaint alleges additional false and misleading statements, and purports to be asserted on behalf of a plaintiff class who purchased Tower stock between March 1, 2011 and October 7, 2013. On October 21, 2013, a number of motions were filed seeking to consolidate the shareholder class actions into one matter and for appointment of a lead plaintiff. The Company believes that it is not probable that the Lang and Feighay Complaints and the Sharma Amended Complaint will result in a loss, and if it would result in a loss, that the amount of any such loss cannot reasonably be estimated.

On October 18, 2013, Cinium Financial Services Corporation (“Cinium”) and certain other affiliated parties (collectively, “Plaintiffs”) commenced an action against, among others, Tower, CastlePoint Insurance Company (“CastlePoint”), an indirect wholly owned subsidiary of Tower, and certain officers of Tower (the “New York Action”) in New York State Supreme Court. CastlePoint is a party to a Securityholders’ Agreement, dated as of June 14, 2012 (the “Securityholders’ Agreement”), among certain parties including Plaintiffs, and is also the holder of a senior note issued by Cinium dated May 15, 2012 that is convertible into shares of Cinium common stock (the “Senior Note”). On October 29, 2013, Plaintiffs filed a complaint which revised their initial pleading (the “Complaint”). Plaintiffs seek, among other things, (i) a declaratory judgment that

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

CastlePoint has no right to exercise any control over Cinium under the Securityholders’ Agreement or to convert the Senior Note without prior regulatory approval; (ii) rescission of the Senior Note and Securityholders’ Agreement based on alleged fraudulent misrepresentations by Tower at the time these agreements were entered into; and (iii) damages of $150 million for alleged breach of fiduciary duties to Cinium and its shareholders by certain directors, and for alleged lender liability and fraudulent misrepresentation by the Company.

On November 19, 2013, a “Stipulation and Order Regarding New York Action” (the “Order”) was entered by the Court of Chancery of the State of Delaware in a separate action largely involving the same parties as the New York Action. Pursuant to the Order, the Plaintiffs will not take any actions in furtherance of the New York Action, including without limitation service of the Complaint, without providing thirty days’ prior written notice. If Plaintiffs do move forward with the New York Action, Tower intends to vigorously defend against it since it believes the Complaint is without merit. Tower believes that it is not probable that the Complaint will result in a loss and if it would result in a loss, that the amount of any such loss cannot reasonably be estimated.

On January 14, 2014, Derek Wilson, a purported shareholder of Tower, filed a purported class action complaint (the “Wilson Complaint”) against Tower, certain of its current and former directors, ACP Re Ltd. (“ACP Re”), London Acquisition Company Limited (“Merger Sub”), and AmTrust Financial Services, Inc. (“AmTrust”) in the United States District Court for the Southern District of New York. The Wilson Complaint alleges that the members of the Company’s Board of Directors breached their fiduciary duties owed to the shareholders of Tower under Bermuda law by approving Tower’s entry into the ACP Re Merger Agreement and failing to take steps to maximize the value of Tower to its public shareholders, and that Tower, ACP Re, Merger Sub, and AmTrust aided and abetted such breaches of fiduciary duties. The Wilson Complaint also alleges, among other things, that the proposed transaction undervalues Tower, that the process leading up to the ACP Re Merger Agreement was flawed, and that certain provisions of the ACP Re Merger Agreement improperly favor ACP Re and discourage competing offers for the Company. The Wilson Complaint further alleges oppressive conduct against Tower’s shareholders in violation of Bermuda law. The Wilson Complaint seeks, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the proposed transaction, rescission of the ACP Re Merger Agreement to the extent already implemented, and other forms of equitable relief. The Company believes that it is not probable that the Wilson Complaint will result in a loss, and if it would result in a loss, that the amount of any such loss cannot reasonably be estimated.

From time to time, the Company is involved in other various legal proceedings in the ordinary course of business. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on its business, results of operations or financial condition.

Note 19—Subsequent Events

Proposed Merger with ACP Re

On January 3, 2014, Tower entered into an Agreement and Plan of Merger (“ACP Re Merger Agreement”) with ACP Re Ltd. (“ACP Re”), and a wholly-owned subsidiary of ACP Re (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, it is expected that Merger Sub will merge with and into Tower, with Tower as the surviving corporation in the merger and a wholly owned subsidiary of ACP Re. The transaction is expected to close by the summer of 2014, subject to the satisfaction or waiver of the closing conditions contained in the ACP Re Merger Agreements. ACP Re is a Bermuda based reinsurance company. The controlling shareholder of ACP Re is a trust established by the founder of AmTrust Financial Services, Inc. (“AmTrust”), National General Holdings Corporation (“NGHC”) and Maiden Holdings, Ltd.

Pursuant to the terms of the ACP Re Merger Agreement, at the effective time of the merger, each outstanding share of Tower’s common stock, par value $0.01 per share, following the settlement of all outstanding equity awards, will be converted into the right to receive $3.00 in cash, with an aggregate value of approximately $172.1 million.

Each of the parties has made representations and warranties in the ACP Re Merger Agreement. Tower has agreed to certain covenants and agreements, including, among others, (i) to conduct its business in the ordinary course of business, consistent with past practice, during the period between the execution of the ACP Re Merger Agreement and the closing of the merger, (ii) not to solicit alternate transactions, subject to a customary “fiduciary out” provision which allows Tower under certain circumstances to provide information to and participate in discussions with third parties with respect to unsolicited alternative acquisition proposals that Tower’s Board of Directors has determined, in its good faith judgment, is appropriate in furtherance of the best interests of Tower, and (iii) to call and hold a special shareholders’ meeting and recommend adoption of the ACP Re Merger Agreement.

Concurrently with the execution of the ACP Re Merger Agreement, several subsidiaries of Tower have entered into two Cut Through Reinsurance Agreements, pursuant to which a subsidiary of AmTrust and a subsidiary of NGHC will provide 100% quota share reinsurance and a cut through endorsement to cover all eligible new and renewal commercial and personal lines business, respectively, and at their option, losses incurred on or after January 1, 2014 on not less than 60% of the in-force business. Tower received confirmation on January 16, 2014 from AmTrust and NGHC that they would exercise such option to reinsure on a cut through basis losses incurred on or after January 1, 2014 under in-force policies with respect to (1) in the case of AmTrust, a significant majority of Tower’s unearned premium reserves as of December 31, 2013 with respect to its ongoing commercial lines business, and (2) in the case of NGHC, 100% of Tower’s unearned premium reserves as of December 31, 2013 with respect to its personal lines segment business. Tower will receive a 20% ceding commission from AmTrust or NGHC on all Tower premiums that are subject to the Cut Through Reinsurance Agreements. Concurrently with the closing of the ACP Re Merger Agreement, ACP Re intends to sell certain of Tower’s commercial lines statutory entities to an affiliate of AmTrust, and certain of Tower’s personal lines statutory entities to an affiliate of National General Insurance Company.

Concurrently with the execution of the ACP Re Merger Agreement, the controlling shareholder of ACP Re has provided to Tower a guarantee for the payment of the merger consideration, effective upon the closing of the merger.

The ACP Re Merger Agreement was unanimously approved by the respective Boards of Directors of ACP Re and Tower, and is conditioned, among other things, on: (i) the approval of Tower’s shareholders, (ii) receipt of governmental approvals, including antitrust and insurance regulatory approvals (on January 30, 2014, the Company was granted early termination of the Hart-Scott-Rodino waiting period), (iii) the absence of any law, order or injunction prohibiting the merger, (iv) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), and (v) each party’s compliance with its covenants and agreements contained in the ACP Re Merger Agreement. In addition, ACP Re’s obligation to consummate the merger is subject to the non-occurrence of any material adverse effect on Tower, as well as the absence of any insolvency-related event affecting Tower. The transaction is also conditioned on holders of not more than 15% of Tower’s common stock dissenting to the merger.

There is no financing condition to consummation of the transactions contemplated by the ACP Re Merger Agreement.

The ACP Re Merger Agreement provides certain termination rights for each of Tower and ACP Re, and further provides that upon termination of the ACP Re Merger Agreement, under certain circumstances, Tower will be obligated to reimburse ACP Re for certain of its transaction expenses, subject to a cap of $2 million, and to pay ACP Re a termination fee of $8.18 million, net of any transaction expenses it has reimbursed.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Michael H. Lee, the former Chairman, President and Chief Executive Officer of Tower, who beneficially owned approximately 4.2% of the issued and outstanding common stock of Tower as of January 3, 2014, has entered into a support agreement pursuant to which he has agreed to vote his shares in favor of the merger.

A.M. Best, Fitch and Demotech Downgrade the Company’s Financial Strength and Issuer Credit Ratings

On December 20, 2013, A.M. Best lowered the financial strength ratings of each of Tower’s insurance subsidiaries from “B++” (Good) to “B” (Fair) (the seventh highest of fifteen rating levels), as well as the issuer credit ratings of each of Tower’s insurance subsidiaries from “bbb” to “bb”. Previously, on October 8, 2013, A.M. Best had downgraded the financial strength rating of each of Tower’s insurance subsidiaries to “B++” (Good) and their respective issuer credit ratings to “bbb” from “a-”. In addition, on December 20, 2013 A.M. Best downgraded the issuer credit rating of TGI as well as the debt rating on its $146.9 million 5.00% senior convertible notes due 2014 (the “Notes”) to “b-” from “bb”. On the same date, A.M. Best also downgraded the financial strength rating of CastlePoint Reinsurance Company, Ltd. (Bermuda) to “B” (Fair) from “B++” (Good) and its issuer credit rating to “bb” from “bbb” and downgraded the issuer credit rating of Tower Group International, Ltd. to “b-” from “bb”. TGI and each of its insurance subsidiaries currently are and will continue to be under review with negative implications pending further discussions between A.M. Best and management. In downgrading Tower’s ratings, A.M. Best stated that its actions “consider the magnitude of the charges taken and the material adverse impact on Tower’s risk-adjusted capitalization, financial leverage, liquidity and coverage ratios,” “consider the reduced financial flexibility [of the Company] given [its] delay in earnings, the decline in shareholder confidence and the corresponding decline in share price” and “reflect the potential for further adverse reserve development, increased competitive challenges and due to the ratings downgrade, potential actions taken by third party reinsurers and lenders.” Following the announcement of the ACP Re merger, on January 10, 2014 A.M. Best maintained the under review status of Tower’s financial strength and issuer credit ratings and revised the implications from “negative” to “developing” for all of these ratings. A.M. Best stated that, “[t]he under review status with developing implications reflects the potential benefits to be garnered from the transaction as well as the potential downside from any additional adverse reserve development and/or any unforeseen events that might transpire up until the close of the transaction…”

On January 2, 2014, Fitch downgraded Tower’s issuer default rating from “B” to “CC” and the insurer strength ratings of its insurance subsidiaries from “BB” to “B”. On October 7, 2013, Fitch downgraded Tower’s issuer default rating to “B” (the sixth highest of 11 such ratings) from “BBB” and the insurer strength ratings of its insurance subsidiaries to “B” (the fifth highest of Fitch Ratings’ nine such ratings) from “A-”. In downgrading such ratings, Fitch stated that it “is concerned that Tower’s competitive position has been materially damaged, negatively impacting the Company’s financial flexibility and ability to write new business” and that “the magnitude of the second quarter charges was large enough to cause several key ratios to fall well outside of previously established ratings downgrade triggers, which resulted in the multi-notch downgrade.” On January 6, 2014, Fitch revised Tower’s rating watch status to “evolving” from “negative” following the ACP Re merger announcement, and stated that “[t]he Evolving Watch reflects that the ratings could go up if the merger closes; however, ratings could be lowered if the merger does not occur and [the Company] is unsuccessful in addressing upcoming debt maturity or if additional reserve deficiencies develop.”

On December 24, 2013, Demotech, Inc. (“Demotech”) announced the withdrawal of its Financial Stability Ratings® (FSRs) assigned to the following insurance subsidiaries: Kodiak Insurance Company, Massachusetts Homeland Insurance Company, Tower Insurance Company of New York and York Insurance Company of Maine. Concurrently, Demotech advised that the FSRs assigned to Adirondack Insurance Exchange, Mountain Valley Indemnity Company, New Jersey Skylands Insurance Association and New Jersey Skylands Insurance Company remain under review.

Previously, on October 7, 2013, Demotech had lowered its rating on TICNY and three other U.S. based insurance subsidiaries (Kodiak Insurance Company, Massachusetts Homeland Insurance Company and York Insurance Company of Maine) from A’ (A prime) to A (A exceptional). In addition, Demotech removed its previous A’ (A prime) rating on six other U.S. based insurance subsidiaries (CastlePoint Florida Insurance Company, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company, North East Insurance Company and Preserver Insurance Company). Demotech also affirmed its A ratings on Adirondack Insurance Exchange, New Jersey Skylands Insurance Association, New Jersey Skylands Insurance Company and Mountain Valley Indemnity Company.

Management expects these rating actions, in combination with other items that have impacted the Company in 2013, to result in a significant decrease in the amount of premiums the insurance subsidiaries are able to write. The net written premiums were $237.6 million and $1,093.4 million for the three and nine months ended September 30, 2013, respectively. Business written through certain program underwriting agents requires an A.M. Best rating of A- or greater.

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

Regulation

The NYDFS has issued orders for seven of Tower’s insurance subsidiaries domiciled in the state of New York, subjecting them to heightened regulatory oversight, which includes providing the NYDFS with increased information with respect to the insurance subsidiaries business, operations and financial condition. In addition, the NYDFS has placed limitations on payments and transactions outside the ordinary course of business and material changes in the insurance subsidiaries’ management and related matters.

The Massachusetts Division of Insurance (“MDOI”) and Tower management have agreed to certain restrictions on the operations of Tower’s two Massachusetts domiciled insurance subsidiaries. Tower Management has agreed to cause these subsidiaries to provide the MDOI regulatory authority with increased information with respect to their business, operations and financial condition, as well as limitations on payments and transactions outside the ordinary course of business and material changes in their management and related matters.

The Maine Bureau of Insurance entered a Corrective Order imposing certain conditions on Maine domestic insurers York Insurance Company of Maine (“YICM”) and North East Insurance Company (“NEIC”). The Corrective Order imposes increased reporting obligations on YICM and NEIC with respect to business operations and financial condition and imposes restrictions on payments or other transfers of assets from YICM and NEIC outside the ordinary course of business.

As of September 30, 2013, TRL had capital and surplus that did not meet the minimum capital and surplus requirements of the BMA.

The BMA has issued directives for TRL and CastlePoint Re, subjecting them to heightened regulatory oversight and required BMA approval before certain transactions can be executed. Tower has been complying with the directives issued by the BMA.

Reinsurance Agreements

In the fourth quarter of 2013, the Company commuted certain of its assumed reinsurance agreements. These commutations are not expected to result in material commutation gains or losses to the Company, and have provided $80.9 million of unencumbered liquid assets to TRL.

Sale of Interest in Canopius Group

On December 13, 2013, TGI closed a sale to an investment fund managed by Bregal Capital LLP (“Bregal”) of all of the shares of the capital stock of Canopius Group owned by TGI. The initial purchase price for the Canopius shares is $69.7 million (£42.5 million), which has been paid in full to TGI. In addition, if a legally binding contract for the sale or other transfer of shares representing a majority of the voting power of Canopius Group is entered into within six months after the date of TGI’s stock purchase agreement with Bregal, a further cash payment would be made by Bregal to TGI. This additional cash payment would be equivalent to the excess, if any, of (1) one-third of the difference between the amount in British pound sterling paid for the shares previously owned by TGI in such sale and £40.6 million (plus TGI’s share of expenses of such sale), minus (2) £1.95 million. On December 18, 2013, NKSJ Holdings announced that it had entered into an agreement, through its insurance subsidiary Sompo Japan Insurance, Inc. to purchase 100% of the shares of Canopius Group.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Primarily with proceeds from the sale, TGI has paid in full the $70.0 million outstanding on its credit facility led by Bank of America, N.A., and the credit facility has been terminated.

Expense Control Initiative

On November 22, 2013, the Company announced the implementation of an expense control initiative to streamline its operations and focus resources on its most profitable lines of business. As part of this initiative, the Company is completing a workforce reduction affecting approximately 10% of the total employee population of approximately 1,400. The areas that are most significantly impacted are commercial lines underwriting as well as operations. This workforce reduction is expected to result in annualized cost savings of approximately $21.0 million. The Company currently estimates that it will recognize pre-tax charges of approximately $5.0 million in the fourth quarter of 2013 for severance and other one-time termination benefits and other associated costs.

Resignation of Tower’s Chairman of the Board, President and Chief Executive Officer

On February 7, 2014, Tower announced that its Chairman of the Board of Directors (the “Board”), President and Chief Executive Officer, Michael H. Lee, resigned, effective immediately, from the Company and the Company’s Board to pursue personal and other career opportunities. In connection with his resignation, Mr. Lee will receive a severance payment calculated pursuant to of his employment agreement.

Tower also announced that Jan R. Van Gorder, who is the lead independent director of the Board and a member of the Board’s Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, would be appointed to succeed Mr. Lee as Chairman of the Board, and William W. Fox, Jr., who had served as a member of the Board and of the Board’s Audit Committee and Corporate Governance and Nominating Committee until his resignation from the Board on December 31, 2013, will succeed Mr. Lee as President and Chief Executive Officer of Tower immediately after the filing of the September 30, 2013 Form 10-Q. Following Mr. Lee’s resignation and prior to the filing of the September 30, 2013 Form 10-Q, William E. Hitselberger is the person performing functions of or similar to that of President and Chief Executive Officer of Tower. Mr. Fox’s employment terms were approved by the Board of Directors on February 9, 2014. On February 9, 2014, the Board of Directors appointed Mr. Van Gorder as Chairman of the Board.

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

Tower is a global, diversified insurance company that offers a broad range of commercial, specialty and personal property and casualty insurance products and services through its subsidiaries to businesses in various industries and to individuals. On March 13, 2013, the Company and Tower Group, Inc. (“TGI”) completed a merger transaction under which the Company, formerly known as Canopius Holdings Bermuda Limited, was re-named Tower Group International, Ltd. and became the ultimate parent company of TGI (“Canopius Merger Transaction”). The Canopius Merger Transaction was accounted for as a reverse acquisition, under which TGI was identified and treated as the accounting acquirer. As such, the Company’s unaudited consolidated financial statements include the accounts and operations of TGI and its insurance subsidiaries, managing general agencies and management companies as its historical financial statements with the results of Tower Group International, Ltd., as accounting acquiree, being included from March 13, 2013 forward. In connection with the Canopius Merger Transaction, we now have an international platform with access to the U.S., Bermuda and the Lloyd’s of London (“Lloyd’s”) markets. See further discussion under “Canopius Merger Transaction” below and in “Note 4 - Canopius Merger Transaction” to the consolidated financial statements included under Part I, Item 1 of this Form 10-Q.

We provide coverage for many different market sectors, including non-standard risks that do not fit the underwriting criteria of standard risk carriers due to factors such as type of business, location and premium per policy. We provide these products both on an admitted and excess and surplus (“E&S”) basis.

In 2013, the Company changed the presentation of its segment reporting. This presentation reflects changes in the way management organizes the Company for making operating decisions and assessing profitability after the closing of the Canopius Merger Transaction and the significant business developments (as disclosed in “Note 1 - Nature of Business” in the consolidated unaudited financial statements). The prior period segment disclosures have been adjusted to conform to the revised presentation. Each of these new segments is described below.

•

Commercial Insurance (“Commercial”) segment offers a broad range of standard commercial lines property and casualty insurance products to businesses distributed through a network of retail and wholesale agents on both an admitted and non-admitted basis;

•	Assumed Reinsurance (“Assumed Reinsurance”) segment offers international assumed reinsurance and certain U.S. based assumed reinsurance; and

•

Personal Insurance (“Personal”) segment offers a broad range of personal lines property and casualty insurance products to individuals distributed through a network of retail and wholesale agents. Also included in the Personal Insurance segment are the results of the Reciprocal Exchanges.

Highlights

Three and Nine Months Ended September 30, 2013 Consolidated Results of Operations

•

Net loss attributable to Tower Group International, Ltd. of $(347.6) million, or $(6.08) diluted per share, and $(842.1) million or $(6.08) diluted per share, for the three and nine months ended September 30, 2013, respectively;

•	Net earned premium of $368.3 million and $1,208.5 million, for the three and nine months ended September 30, 2013, respectively;

•	Loss and loss adjustment expenses of $383.8 million and $1,219.4 million, for the three and nine months ended September 30, 2013, respectively.

Proposed Merger with ACP Re

On January 3, 2014, Tower entered into an Agreement and Plan of Merger (“ACP Re Merger Agreement”) with ACP Re Ltd. (“ACP Re”), and a wholly-owned subsidiary of ACP Re (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, it is expected that Merger Sub will merge with and into Tower, with Tower as the surviving corporation in the merger and a wholly owned subsidiary of ACP Re. The transaction is expected to close by the summer of 2014, subject to the satisfaction or waiver of the closing conditions contained in the ACP Re Merger Agreement. ACP Re is a Bermuda based reinsurance company. The controlling shareholder of ACP Re is a trust established by the founder of AmTrust Financial Services, Inc. (“AmTrust”), National General Holdings Corporation (“NGHC”) and Maiden Holdings, Ltd.

Pursuant to the terms of the ACP Re Merger Agreement, at the effective time of the merger, each outstanding share of Tower’s common stock, par value $0.01 per share, following the settlement of all outstanding equity awards, will be converted into the right to receive $3.00 in cash, with an aggregate value of approximately $172.1 million.

Each of the parties has made representations and warranties in the ACP Re Merger Agreement. Tower has agreed to certain covenants and agreements, including, among others, (i) to conduct its business in the ordinary course of business, consistent with past practice, during the period between the execution of the ACP Re Merger Agreement and the closing of the merger, (ii) not to solicit alternate transactions, subject to a customary “fiduciary out” provision which allows Tower under certain circumstances to provide information to and participate in discussions with third parties with respect to unsolicited alternative acquisition proposals that Tower’s Board of Directors has determined, in its good faith judgment, is appropriate in furtherance of the best interests of Tower, and (iii) to call and hold a special shareholders’ meeting and recommend adoption of the ACP Re Merger Agreement.

Concurrently with the execution of the ACP Re Merger Agreement, several subsidiaries of Tower have entered into two Cut Through Reinsurance Agreements, pursuant to which a subsidiary of AmTrust and a subsidiary of NGHC will provide 100% quota share reinsurance and a cut through endorsement to cover all eligible new and renewal commercial and personal lines business, respectively, and at their option, losses incurred on or after January 1, 2014 on not less than 60% of the in-force business. Tower received confirmation on January 16, 2014 from AmTrust and NGHC that they would exercise such option to reinsure on a cut through basis losses incurred on or after January 1, 2014 under in-force policies with respect to (1) in the case of AmTrust, a significant majority of Tower’s unearned premium reserves as of December 31, 2013 with respect to its ongoing commercial lines business, and (2) in the case of NGHC, 100% of Tower’s unearned premium reserves as of December 31, 2013 with respect to its personal lines segment business. Tower will receive a 20% ceding commission from AmTrust or NGHC on all Tower premiums that are subject to the Cut Through Reinsurance Agreements. Concurrently with the closing of the ACP Re Merger Agreement, ACP Re intends to sell certain of Tower’s commercial statutory entities to an affiliate of Amtrust, and certain of Tower’s personal lines statutory entities to an affiliate of National General Insurance Company.

Concurrently with the execution of the ACP Re Merger Agreement, the controlling shareholder of ACP Re has provided to Tower a guarantee for the payment of the merger consideration, effective upon the closing of the merger.

The ACP Re Merger Agreement was unanimously approved by the respective Boards of Directors of ACP Re and Tower, and is conditioned, among other things, on: (i) the approval of Tower’s shareholders, (ii) receipt of governmental approvals, including antitrust and insurance regulatory approvals (on January 30, 2014, the Company was granted early termination of the Hart-Scott-Rodino waiting period), (iii) the absence of any law, order or injunction prohibiting the merger, (iv) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), and (v) each party’s compliance with its covenants and agreements contained in the ACP Re Merger Agreement. In addition, ACP Re’s obligation to consummate the merger is subject to the non-occurrence of any material adverse effect on Tower, as well as the absence of any insolvency-related event affecting Tower. The transaction is also conditioned on holders of not more than 15% of Tower’s common stock dissenting to the merger.

There is no financing condition to consummation of the transactions contemplated by the ACP Re Merger Agreement.

The ACP Re Merger Agreement provides certain termination rights for each of Tower and ACP Re, and further provides that upon termination of the ACP Re Merger Agreement, under various circumstances, Tower will be obligated to reimburse ACP Re for certain of its transaction expenses, subject to a cap of $2 million, and to pay ACP Re a termination fee of $8.18 million, net of any transaction expenses it has reimbursed.

Michael H. Lee, the former Chairman, President and Chief Executive Officer of Tower, who beneficially owned approximately 4.2% of the issued and outstanding common stock of Tower as of January 3, 2014, has entered into a support agreement pursuant to which he has agreed to vote his shares in favor of the merger.

Loss reserve strengthening, goodwill and fixed asset impairment and deferred tax valuation allowance

Loss and loss adjustment expenses for the three and nine months ended September 30, 2013 statement of operations included an increase of $143.7 million and $470.5 million, respectively, excluding the Reciprocal Exchanges relating to reserve strengthening associated with losses from prior accident years. This unfavorable loss development arose primarily from accident years 2008-2011 within the workers’ compensation, commercial multi-peril liability (“CMP”), other liability and commercial auto liability lines of business offset to some degree by favorable development from more recent years within the short tail property lines of business. The Company performed comprehensive updates to its internal reserve study in response to continued observance in the second and third quarters of 2013 of higher than expected reported loss development. In conjunction with its comprehensive internal reviews, the Company also retained a consulting actuary to perform an independent reserve study in the second and third quarters of 2013 covering lines of business comprising over 93% of the Company’s loss reserves. Since 2010, the Company has changed the mix of business by reducing the amount of program and middle market workers’ compensation and liability business that it underwrites. For additional detail of this reserve charge by accident year, business segment and line of business please see “Note 9 - Loss and Loss Adjustment Expense”.

The second and third quarter reserve strengthening was viewed by the Company as events or circumstances that required the Company to perform a detailed quantitative analysis of whether its recorded goodwill was impaired. After performing the quantitative analysis in the second quarter of 2013, it was determined that $214.0 million of goodwill, which represents all of the goodwill allocated to the Commercial Insurance reporting unit, was impaired. In the third quarter of 2013, management concluded that the remaining $55.5 million of goodwill, all of which was allocated to the Personal Insurance reporting unit, was impaired. In addition, $1.9 million of additional goodwill resulting from the acquisition of marine and energy business in July of 2013 was fully impaired as of September 30, 2013. See “Note 5 – Goodwill, Intangible and Fixed Assets” for additional detail on the Goodwill impairment.

As a result of the reserve strengthening, the Company is expecting its U.S. based operations to have a pre-tax loss for 2013, which would result in a three-year cumulative tax loss position on its U.S. subsidiaries. After considering this negative development and uncertainty regarding the Company’s ability to generate sufficient future taxable income in the United States, the Company concluded that it should not recognize any net deferred tax assets (comprised principally of net operating loss carryforwards). The Company, therefore, has provided a full valuation allowance against its deferred tax asset at September 30, 2013.

Reinsurance Agreements

In the third quarter of 2013, Tower entered into agreements with three reinsurers, Arch Reinsurance Ltd. (“Arch”), Hannover Re (Ireland) Plc. (“Hannover”) and Southport Re (Cayman), Ltd. (“Southport Re”). These agreements provided for surplus enhancement and improved certain financial leverage ratios, while increasing the Company’s financial flexibility. The agreements with Arch and Hannover each consist of one reinsurance agreement while the arrangement with Southport Re consists of several reinsurance agreements. Each of these is described below.

The first agreement was between Tower Insurance Company of New York (“TICNY”), on its behalf and on behalf of each of its pool participants, and Arch. Under this multi-line quota share agreement, TICNY ceded 17.5% on a quota share of certain commercial automobile liability, commercial multi-peril property, commercial multi-peril liability and brokerage other liability (mono line liability) businesses. The agreement covers losses occurring on or after July 1, 2013 for policies in-force as at June 30, 2013 and policies written or renewed from July 1, 2013 to December 31, 2013. The agreement has a special termination clause whereby either party may terminate the agreement upon the occurrence of certain circumstances, including an A.M. Best financial strength rating downgrade to below “A-”. As noted below, A.M. Best downgraded Tower’s financial strength rating to “B”. Neither party has provided notice to terminate the agreement.

The second agreement was between TICNY, on its behalf and on behalf of each of its pool participants, and Hannover. Under this multi-line quota share agreement, TICNY ceded 14% on a quota share of certain brokerage commercial automobile liability, brokerage commercial multi-peril property, brokerage commercial multi-peril liability, brokerage other liability (mono line liability) and brokerage workers’ compensation businesses. The agreement covers losses occurring on or after July 1, 2013 for policies in-force as at June 30, 2013 and policies written or renewed from July 1, 2013 to December 31, 2013. The agreement has a special termination clause whereby either party may terminate the agreement upon the occurrence of certain circumstances, including an A.M. Best financial strength rating downgrade to below “A-”. As noted below, A.M. Best downgraded Tower’s financial strength rating to “B”. Neither party has provided notice to terminate the agreement.

The third reinsurance arrangement with Southport Re consisted of two separate reinsurance agreements with TICNY, on its behalf and on behalf of each of its pool participants, and a third reinsurance agreement with Tower Reinsurance, Ltd. (“TRL”). Under the first of the agreements with TICNY, TICNY ceded to Southport Re a 30% quota share of its workers’ compensation and employer’s liability business. The agreement covers losses occurring on or after July 1, 2013 for policies in force at June 30, 2013 and policies written or renewed during the term of the agreement. Under the second of these agreements with TICNY, an aggregate excess of loss agreement, Southport Re assumed a portion of the losses incurred by TICNY on its workers’ compensation and employer’s liability business between January 1, 2011 and June 30, 2013, but paid by TICNY on or after June 1, 2013 (the “TICNY/Southport Re ADC”). Finally, TRL, a wholly-owned Bermuda-domiciled reinsurance subsidiary of Tower, also entered into an aggregate excess of loss agreement with Southport Re, in which Southport Re assumed a portion of the losses incurred by TRL on its assumed workers’ compensation and employer’s liability business between January 1, 2011 and June 30, 2013, but paid by TRL on or after June 1, 2013 (the “TRL/Southport Re ADC”, or, collectively, the “Southport Re ADCs”). The agreements have special termination clauses whereby Southport Re may terminate the agreement upon the occurrence of certain circumstances, including an A.M. Best financial strength rating downgrade to below “A-”. As noted below, A.M. Best downgraded Tower’s financial strength rating to “B”. Southport Re has not provided notice to terminate the agreement.

The reinsurance agreements with Arch, Hannover and Southport Re resulted in ceded premiums earned, ceding commission revenue and ceded loss and loss adjustment expenses of $64.5 million, $16.8 million, and $38.2 million for the three months ended September 30, 2013. A component of these three reinsurance agreements qualifies for retroactive reinsurance accounting treatment. However, since these agreements did not result in an accounting gain, there is no deferred gain recognized to be amortized into the statement of operations in future periods.

A.M. Best, Fitch and Demotech Downgrade the Company’s Financial Strength and Issuer Credit Ratings

On December 20, 2013, A.M. Best lowered the financial strength ratings of each of Tower’s insurance subsidiaries from “B++” (Good) to “B” (Fair) (the seventh highest of fifteen rating levels), as well as the issuer credit ratings of each of Tower’s insurance subsidiaries from “bbb” to “bb”. Previously, on October 8, 2013, A.M. Best had downgraded the financial strength rating of each of Tower’s insurance subsidiaries to “B++” (Good) and their respective issuer credit ratings to “bbb” from “a-”. In addition, on December 20, 2013 A.M. Best downgraded the issuer credit rating of TGI as well as the debt rating on its $146.9 million 5.00% senior convertible notes due 2014 (the “Notes”) to “b-” from “bb”. On the same date, A.M. Best also downgraded the financial strength rating of CastlePoint Reinsurance Company, Ltd. (Bermuda) to “B” (Fair) from “B++” (Good) and its issuer credit rating to “bb” from “bbb” and downgraded the issuer credit rating of Tower Group International, Ltd. to “b-” from “bb”. TGI and each of its insurance subsidiaries currently are and will continue to be under review with negative implications pending further discussions between A.M. Best and management. In downgrading Tower’s ratings, A.M. Best stated that its actions “consider the magnitude of the charges taken and the material adverse impact on Tower’s risk-adjusted capitalization, financial leverage, liquidity and coverage ratios,” “consider the reduced financial flexibility [of the Company] given [its] delay in earnings, the decline in shareholder confidence and the corresponding decline in share price” and “reflect the potential for further adverse reserve development, increased competitive challenges and due to the ratings downgrade, potential actions taken by third party reinsurers and lenders.” Following the announcement of the ACP Re merger, on January 10, 2014 A.M. Best maintained the under review status of Tower’s financial strength and issuer credit ratings and revised the implications from “negative” to “developing” for all of these ratings. A.M. Best stated that, “[t]he under review status with developing implications reflects the potential benefits to be garnered from the transaction as well as the potential downside from any additional adverse reserve development and/or any unforeseen events that might transpire up until the close of the transaction…”

On January 2, 2014, Fitch downgraded Tower’s issuer default rating from “B” to “CC” and the insurer strength ratings of its insurance subsidiaries from “BB” to “B”. On October 7, 2013, Fitch downgraded Tower’s issuer default rating to “B” (the sixth highest of 11 such ratings) from “BBB” and the insurer strength ratings of its insurance subsidiaries to “B” (the fifth highest of Fitch Ratings’ nine such ratings) from “A-”. In downgrading such ratings, Fitch stated that it “is concerned that Tower’s competitive position has been materially damaged, negatively impacting the Company’s financial flexibility and ability to write new business” and that “the magnitude of the second quarter charges was large enough to cause several key ratios to fall well outside of previously established ratings downgrade triggers, which resulted in the multi-notch downgrade.” On January 6, 2014, Fitch revised Tower’s rating watch status to “evolving” from “negative” following the ACP Re merger announcement, and stated that “[t]he Evolving Watch reflects that the ratings could go up if the merger closes; however, ratings could be lowered if the merger does not occur and [the Company] is unsuccessful in addressing upcoming debt maturity or if additional reserve deficiencies develop.”

On December 24, 2013, Demotech, Inc. (“Demotech”) announced the withdrawal of its Financial Stability Ratings® (FSRs) assigned to the following insurance subsidiaries: Kodiak Insurance Company, Massachusetts Homeland Insurance Company, Tower Insurance Company of New York and York Insurance Company of Maine. Concurrently, Demotech advised that the FSRs assigned to Adirondack Insurance Exchange, Mountain Valley Indemnity Company, New Jersey Skylands Insurance Association and New Jersey Skylands Insurance Company remain under review.

Previously, on October 7, 2013, Demotech had lowered its rating on TICNY and three other U.S. based insurance subsidiaries (Kodiak Insurance Company, Massachusetts Homeland Insurance Company and York Insurance Company of Maine) from A’ (A prime) to A (A exceptional). In addition, Demotech removed its previous A’ (A prime) rating on six other U.S. based insurance subsidiaries (CastlePoint Florida Insurance Company, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company, North East Insurance Company and Preserver Insurance Company). Demotech also affirmed its A ratings on Adirondack Insurance Exchange, New Jersey Skylands Insurance Association, New Jersey Skylands Insurance Company and Mountain Valley Indemnity Company.

Management expects these rating actions, in combination with other items that have impacted the Company in 2013, to result in a significant decrease in the amount of premiums the insurance subsidiaries are able to write. The net written premiums were $237.6 million and $1,093.4 million for the three and nine months ended September 30, 2013, respectively. Business written through certain program underwriting agents requires an A.M. Best rating of A- or greater.

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

Tower has in place several intercompany reinsurance transactions between its U.S. based insurance subsidiaries and its Bermuda based insurance subsidiaries. The U.S. based insurance subsidiaries have historically reinsured on a quota share basis obligations to CastlePoint Reinsurance Company (“CastlePoint Re”), one of its Bermuda based insurance subsidiaries. The 2013 obligations that CastlePoint Re assumes from the U.S. based insurance subsidiaries are then retroceded to Tower Reinsurance, Ltd. (“TRL”), Tower’s other Bermuda based insurance subsidiary. In addition, CastlePoint Re also entered into a loss portfolio transaction with TRL where its reserves associated with the U.S. insurance subsidiary business for underwriting years prior to 2013 were all transferred to TRL. As a result of these transactions, TRL is required to collateralize $243.4 million of assumed reserves in a reinsurance trust for the benefit of TICNY, the lead pool company of the U.S. insurance companies. While TRL had unencumbered liquid assets of $98.6 million at September 30, 2013, and during the fourth quarter of 2013, TRL received unencumbered cash proceeds totaling $80.9 million from two commuted reinsurance treaties, the required reinsurance trust could not be established until approval was received from the BMA. The BMA approved the transfer of assets from TRL to CastlePoint Re, allowing CastlePoint Re to increase the funding in the reinsurance trust for the benefit of TICNY in January 2014. NYDFS has confirmed this will be acceptable for the purpose of admitted surplus and capital on TICNY’s 2013 statutory basis financial statements.

The Company projects, based on estimated RBC calculations as of September 30, 2013, that two of its U.S. based insurance subsidiaries (which are New York domiciled) may have minimum capital and surplus below Company Action Level and may not meet the minimum capital and surplus requirements of their respective state regulators. As a result, management has discussed the ACP Re Merger Agreement and provided its RBC forecasts to the regulators to document the Company’s business plan to bring these two U.S. based insurance subsidiaries’ capital and surplus levels above Company Action Level.

The NYDFS has issued orders for seven of Tower’s insurance subsidiaries, subjecting them to heightened regulatory oversight, which includes providing the NYDFS with increased information with respect to the insurance subsidiaries business, operations and financial condition. In addition, the NYDFS has placed limitations on payments and transactions outside the ordinary course of business and material changes in the insurance subsidiaries’ management and related matters.

The Massachusetts Division of Insurance (“MDOI”) and Tower management have agreed to certain restrictions on the operations of Tower’s two Massachusetts domiciled insurance subsidiaries. Tower management has agreed to cause these subsidiaries to provide the MDOI regulatory authority with increased information with respect to their business, operations and financial condition, as well as limitations on payments and transactions outside the ordinary course of business and material changes in their management and related matters.

The Maine Bureau of Insurance entered Corrective Order imposing certain conditions on Maine domestic insurers York Insurance Company of Maine (“YICM”) and North East Insurance Company (“NEIC”). The Corrective Order imposes increased reporting obligations on YICM and NEIC with respect to business operations and financial condition and imposes restrictions on payments or other transfers of assets from YICM and NEIC outside the ordinary course of business.

As of September 30, 2013, TRL had capital and surplus that did not meet the minimum capital and surplus requirements of the BMA.

The BMA has issued directives for TRL and CastlePoint Re, subjecting them to heightened regulatory oversight and requiring BMA approval before certain transactions can be executed. Tower has been complying with the directives issued by the BMA.

Liquidity

TGI was the obligor under the bank credit facility agreement dated as of February 15, 2012, as amended, with Bank of America, N.A. and other lenders named therein ($70 million was outstanding as of September 30, 2013) and is the obligor under the Convertible Senior Notes (“Notes”) due September 2014 ($150 million par outstanding as of September 30, 2013). The indebtedness of TGI was guaranteed by Tower Group International, Ltd. (“TGIL”), and for purposes of the credit facility was also guaranteed by several of TGIL’s non-insurance subsidiaries.

On December 13, 2013, TGI paid in full the $70.0 million outstanding on the bank credit facility and the bank credit facility has been terminated. The $70.0 million was provided, primarily, from the sale of Tower’s 10.7% ownership in Canopius Group Limited (“Canopius Group”) on December 13, 2013. See “Note 19 - Subsequent Events” for discussion on the sale of TGI’s interest in Canopius Group.

The Company’s plan to repay the Notes is related to the closing of the ACP Re Merger Agreement with ACP Re. In the event that the ACP Re Merger Agreement does not close, The Company would evaluate a combination of using proceeds from the sale of assets held at TGI, including but not limited to, renewal rights on its commercial and personal lines of business and certain of its insurance companies to pay down the principal of the Notes. The Company can provide no assurance that it will be successful in finalizing the liquidation of the assets held at TGI or selling certain of its operating assets.

As of September 30, 2013, there were $235 million of subordinated debentures outstanding. The subordinated debentures do not have financial covenants that would cause an acceleration of their stated maturities. The earliest stated maturity date is on a $10 million debenture, with a stated maturity in May 2033. The Company has the ability to defer interest payments on its subordinated debentures for up to twenty quarters.

The merger with ACP Re is expected to close by the summer of 2014, and there are contractual termination rights available to each of Tower and ACP Re under various circumstances. Until the ACP Re Merger Agreement is closed, there remains substantial doubt about the Company’s ability to continue as a going concern. Should the Company no longer continue to support its capital or liquidity needs, or should the Company be unable to successfully execute the above mentioned initiatives, the above items would have a material adverse effect on its business, results of operations and financial position.

Other

Tower received a document request from the U.S. Securities and Exchange Commission (the “SEC”) dated January 13, 2014, as part of an informal inquiry (the “SEC Request”). The SEC Request asks for documents related to Tower’s financial statements, accounting policies, and analysis. Tower is cooperating with the SEC’s inquiry and has provided the requested information.

The Company and certain of its current and former senior officers have been named as defendants in several class action lawsuits instituted against them by certain shareholders. In addition, the Company and certain of its current and former directors, along with certain other parties, have been named as defendants in a putative class action lawsuit instituted against them by another purported shareholder. See “Note 18 – Contingencies” for additional detail on such litigation.”

Canopius Merger Transaction

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

Prior to the Canopius Merger Transaction date, Canopius Group priced on March 6, 2013, a private sale of 100% of the shares of Canopius Bermuda to third party investors for net consideration for $205,862,755. This investment resulted in 14,025,737 shares being issued in the private placement immediately preceding the Merger.

On March 13, 2013, Canopius Bermuda and TGI consummated the Canopius Merger Transaction contemplated by Merger Agreement, Canopius Bermuda was re-named Tower Group International, Ltd. and became the ultimate parent company of TGI, with TGI becoming its indirect wholly-owned subsidiary. Pursuant to the terms of the Merger Agreement, among other things, (i) 100% of the issued and outstanding shares of TGI common stock was cancelled and automatically converted into the right to receive 1.1330 common shares of the Company, par value $0.01 per share (the “ Common Shares”), (ii) each outstanding option to acquire TGI common stock, whether vested or unvested and whether granted under TGI’s 2008 Long-Term Equity Compensation Plan or otherwise, automatically vested, free of any forfeiture conditions, and constituted a fully vested option to acquire that number of Common Shares (rounded down to the nearest whole number) equal to the number of shares of TGI common stock subject to such option multiplied by 1.1330, on the same terms and conditions (other than vesting and performance conditions) as were applicable to such TGI stock option immediately prior to the Canopius Merger Transaction, with the exercise price of such option adjusted to be the original exercise price divided by 1.1330, and (iii) substantially all issued and outstanding shares of TGI restricted stock, whether granted under TGI’s 2008 Long-Term Equity Compensation Plan or otherwise, automatically vested, free of any forfeiture conditions, and was converted into the right to receive, as soon as reasonably practicable after the effective time, 1.1330 Common Shares.

Immediately after giving effect to the issuance of Common Shares to the former TGI shareholders in the Canopius Merger Transaction, approximately 57,432,150 Common Shares were outstanding, of which 76% was held by the former TGI shareholders. The remaining 24% of Common Shares outstanding immediately after giving effect to the Canopius Merger Transaction was held by third party investors. As the Company is the successor issuer to TGI, succeeding to the attributes of TGI as registrant, including TGI’s SEC file number, its Common Shares trade on the same exchange, the NASDAQ Global Select Market, and under the same trading symbol, “TWGP,” that the shares of TGI common stock traded on and under prior to the Canopius Merger Transaction.

The Canopius Merger Transaction was expected to advance the Company’s strategy and create a more efficient global, diversified specialty insurance company consisting of commercial, specialty and personal lines, reinsurance and international specialty products. In addition, the establishment of a Bermuda domicile provides the Company with an international platform through which to access the U.S., Bermuda and Lloyd’s markets.

On December 13, 2013, Tower sold its 10.7% ownership in Canopius Group Limited. See “Note 19 - Subsequent Events” for discussion on the sale of Canopius Group.

Operating Income (Loss)

Operating income (loss) excludes realized gains and losses, acquisition-related transaction costs and goodwill and fixed asset impairment charges, net of tax. This is a common performance measurement for property and casualty insurance companies, and we believe its use enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business separately from our investment results and merger and acquisition expenses. Additionally, this measure is a key internal management performance standard. Operating income (loss) should not be considered a substitute for net income (loss), which reflects the overall profitability of the business on a GAAP basis.

The following table provides a reconciliation of operating income (loss) to its most directly comparable GAAP measure, net income (loss) attributable to Tower Group International, Ltd. Operating income (loss) is used to calculate operating earnings (loss) per share and operating return on average equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2013	2012	2013	2012
Operating income (loss)	$(176,946)	$23,772	$(444,165)	$27,077
Net realized gains (losses) on investments, excluding gains (losses) attributable to Reciprocal Exchanges	17,093	80	21,083	1,108
Acquisition-related transaction costs	(559)	(2,679)	(20,280)	(4,661)
Goodwill and fixed asset impairment	(183,162)	-	(397,211)	-
Income tax	(4,060)	456	(1,486)	461
Net income (loss) attributable to Tower Group International, Ltd.	$(347,634)	$21,629	$(842,059)	$23,985

Critical Accounting Estimates

As of September 30, 2013, there were no material changes to our accounting policies on critical accounting estimates; refer to the Company’s Amendment No. 2 to its 2012 Annual Report on Form 10-K for a complete discussion of critical accounting estimates.

Critical Accounting Policies and New Accounting Standards Not Yet Adopted

See “Note 3 – Accounting Policies and Basis of Presentation” for information related to our significant accounting policies, including details of policies that were adopted during the nine months ended September 30, 2013.

Consolidating Supplemental Information

The following tables present the consolidating financial statements as of September 30, 2013 and December 31, 2012 and for three and nine months ended September 30, 2013 and 2012:

	September 30, 2013
($ in thousands)	Tower	Reciprocal Exchanges	Eliminations	Total
Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$1,624,312	$249,821	$-	$1,874,133
Equity securities	105,383	2,524	-	107,907
Short-term investments	5,889	-	-	5,889
Other invested assets	174,759	-	(77,200)	97,559
Total investments	1,910,343	252,345	(77,200)	2,085,488
Cash and cash equivalents	367,952	11,656	-	379,608
Investment income receivable	39,253	2,428	(21,716)	19,965
Investment in unconsolidated affiliate	76,785	-	-	76,785
Premiums receivable	338,902	51,348	(2,592)	387,658
Reinsurance recoverable on paid losses	81,208	6,160	(1,700)	85,668
Reinsurance recoverable on unpaid losses	572,611	24,267	(2,115)	594,763
Prepaid reinsurance premiums	195,413	26,803	(4,300)	217,916
Deferred acquisition costs, net	139,040	10,796	-	149,836
Intangible assets	73,748	6,467	-	80,215
Goodwill	-	-	-	-
Funds held by reinsured companies	191,901	-	-	191,901
Other assets	370,030	1,877	(9,150)	362,757
Total assets	$4,357,186	$394,147	$(118,773)	$4,632,560
Liabilities
Loss and loss adjustment expenses	$1,986,541	$114,055	$(2,115)	$2,098,481
Unearned premium	849,314	114,661	(4,300)	959,675
Reinsurance balances payable	381,028	8,387	(4,292)	385,123
Funds held under reinsurance agreements	215,953	-	-	215,953
Other liabilities	260,780	48,921	(31,066)	278,635
Deferred income taxes	330	19,720	-	20,050
Debt	451,991	77,000	(77,000)	451,991
Total liabilities	4,145,937	382,744	(118,773)	4,409,908
Shareholders’ equity
Common stock	574	-	-	574
Treasury stock	(23)	-	-	(23)
Paid-in-capital	814,927	9,400	(9,400)	814,927
Accumulated other comprehensive income	(7,685)	(1,745)	1,745	(7,685)
Retained earnings (accumulated deficit)	(600,039)	(257)	257	(600,039)
Noncontrolling interests	3,495	4,005	7,398	14,898
Total shareholders’ equity	211,249	11,403	-	222,652
Total liabilities and shareholders’ equity	$4,357,186	$394,147	$(118,773)	$4,632,560

	December 31, 2012
($ in thousands)	Tower (restated)	Reciprocal Exchanges (restated)	Eliminations (restated)	Total (restated)
Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$2,064,148	$280,563	$-	$2,344,711
Equity securities	140,695	5,563	-	146,258
Short-term investments	4,750	-	-	4,750
Other invested assets	134,986	-	(77,200)	57,786
Total investments	2,344,579	286,126	(77,200)	2,553,505
Cash and cash equivalents	92,487	9,782	-	102,269
Investment income receivable	39,439	2,610	(16,717)	25,332
Investment in unconsolidated affiliate	71,894	-	-	71,894
Premiums receivable	367,760	47,031	(2,746)	412,045
Reinsurance recoverable on paid losses	16,927	2,503	(1,821)	17,609
Reinsurance recoverable on unpaid losses	407,068	55,839	(3,450)	459,457
Prepaid reinsurance premiums	46,120	21,143	(3,340)	63,923
Deferred acquisition costs, net	169,834	11,364	-	181,198
Intangible assets	99,914	6,854	-	106,768
Goodwill	241,458	-	-	241,458
Funds held by reinsured companies	137,545	-	-	137,545
Other assets	357,062	1,559	(19,852)	338,769
Total assets	$4,392,087	$444,811	$(125,126)	$4,711,772
Liabilities
Loss and loss adjustment expenses	$1,759,888	$139,241	$(3,450)	$1,895,679
Unearned premium	818,055	106,556	(3,340)	921,271
Reinsurance balances payable	33,590	11,546	(4,567)	40,569
Funds held under reinsurance agreements	98,081	500	-	98,581
Other liabilities	275,614	58,115	(36,769)	296,960
Deferred income taxes	5,069	19,694	-	24,763
Debt	449,731	77,000	(77,000)	449,731
Total liabilities	3,440,028	412,652	(125,126)	3,727,554
Shareholders’ equity
Common stock	530	-	-	530
Treasury stock	(181,435)	-	-	(181,435)
Paid-in-capital	780,036	9,400	(9,400)	780,036
Accumulated other comprehensive income	82,756	15,525	(15,525)	82,756
Retained earnings (accumulated deficit)	268,171	7,736	(7,736)	268,171
Noncontrolling interests	2,001	(502)	32,661	34,160
Total shareholders’ equity	952,059	32,159	-	984,218
Total liabilities and shareholders’ equity	$4,392,087	$444,811	$(125,126)	$4,711,772

	Three Months Ended September 30,
	2013				2012
($ in thousands)	Tower	Reciprocal Exchanges	Elimina- tions	Total	Tower	Reciprocal Exchanges	Elimin- ations	Total
Revenues
Net premiums earned	$329,047	$39,246	$-	$368,293	$388,090	$42,623	$-	$430,713
Ceding commission revenue	24,247	4,391	(443)	28,195	4,990	3,190	(477)	7,703
Insurance services revenue	8,581	-	(8,723)	(142)	8,678	-	(7,870)	808
Policy billing fees	2,798	(2)	-	2,796	2,980	153	-	3,133
Net investment income	24,899	2,418	(1,685)	25,632	29,924	3,141	(1,676)	31,389
Total net realized investment gains (losses)	17,093	1,035	-	18,128	80	1,065	-	1,145
Total revenues	406,665	47,088	(10,851)	442,902	434,742	50,172	(10,023)	474,891
Expenses
Loss and loss adjustment expenses	362,571	21,207	-	383,778	235,782	20,314	-	256,096
Commission expense	93,644	8,541	(443)	101,742	79,637	8,367	(477)	87,527
Other operating expenses	106,656	12,254	(8,723)	110,187	78,760	14,514	(7,870)	85,404
Acquisition-related transaction costs	559	-	-	559	2,679	-	-	2,679
Interest expense	8,008	1,685	(1,685)	8,008	8,224	1,676	(1,676)	8,224
Total expenses	571,438	43,687	(10,851)	604,274	405,082	44,871	(10,023)	439,930
Other income (expense)
Equity in income (loss) of unconsolidated affiliate	(3,194)	-	-	(3,194)	-	-	-	-
Goodwill and fixed asset impairment	(183,162)	-	-	(183,162)	-	-	-	-
Other	5,000	-	-	5,000	-	-	-	-
Income (loss) before income taxes	(346,129)	3,401	-	(342,728)	29,660	5,301	-	34,961
Income tax expense (benefit)	1,505	(101)	-	1,404	8,031	983	-	9,014
Net income (loss)	$(347,634)	$3,502	$-	$(344,132)	$21,629	$4,318	$-	$25,947

Ratios
Net loss and LAE	110.2%	54.0%		104.2%	60.8%	47.7%		59.5%
Net underwriting expenses	48.3%	41.8%		47.6%	34.7%	45.8%		35.8%
Net Combined	158.5%	95.8%		151.8%	95.5%	93.5%		95.3%

Return on Average Equity	(176.9)%				8.5%

	Nine Months Ended September 30,
	2013				2012
($ in thousands)	Tower	Reciprocal Exchanges	Elimina- tions	Total	Tower	Reciprocal Exchanges	Elimina- tions	Total
Revenues
Net premiums earned	$1,086,485	$122,058	$-	$1,208,543	$1,184,371	$126,653	$-	$1,311,024
Ceding commission revenue	42,666	12,010	(397)	54,279	13,923	9,500	(477)	22,946
Insurance services revenue	24,674	-	(24,156)	518	25,361	-	(22,697)	2,664
Policy billing fees	8,932	335	-	9,267	8,853	414	-	9,267
Net investment income	82,094	7,257	(5,000)	84,351	92,448	9,668	(5,003)	97,113
Total net realized investment gains (losses)	21,083	1,862	-	22,945	1,108	3,384	-	4,492
Total revenues	1,265,934	143,522	(29,553)	1,379,903	1,326,064	149,619	(28,177)	1,447,506
Expenses
Loss and loss adjustment expenses	1,140,340	79,062	-	1,219,402	801,873	71,491	-	873,364
Commission Expense	272,452	25,541	(397)	297,596	239,273	24,302	(477)	263,098
Other operating expenses	266,147	40,897	(24,156)	282,888	221,214	42,058	(22,697)	240,575
Acquisition-related transaction costs	20,280	-	-	20,280	4,661	-	-	4,661
Interest expense	23,451	5,000	(5,000)	23,451	24,737	5,003	(5,003)	24,737
Total expenses	1,722,670	150,500	(29,553)	1,843,617	1,291,758	142,854	(28,177)	1,406,435
Other income (expense)
Equity in income (loss) of unconsolidated affiliates	4,772	-	-	4,772	-	-	-	-
Goodwill and fixed asset impairment	(397,211)	-	-	(397,211)	-	-	-	-
Other	5,000	-	-	5,000
Income (loss) before income taxes	(844,175)	(6,978)	-	(851,153)	34,306	6,765	-	41,071
Income tax expense (benefit)	(2,116)	-	-	(2,116)	10,321	(1,001)	-	9,320
Net income (loss)	$(842,059)	$(6,978)	$-	$(849,037)	23,985	$7,766	$-	$31,751

Ratios
Net loss and LAE	105.0%	64.8%		100.9%	67.7%	56.4%		66.6%
Net underwriting expenses	41.5%	44.3%		41.8%	33.9%	44.6%		34.9%
Net Combined	146.5%	109.1%		142.7%	101.6%	101.0%		101.5%

Return on Average Equity	(142.9)%				3.2%

Consolidated Results of Operations

Our results of operations are discussed below in two parts, consolidated results of operations and the results of each of our three segments.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Total revenues. Total revenues decreased by 6.7% and 4.7%, respectively for the three and nine months ended September 30, 2013 compared to the same periods in 2012. These decreases are mostly attributable to lower net premiums earned and net investment income offset by increases in ceding commission revenue and net realized investment gains.

Premiums earned. Net premiums earned for the three and nine months ended September 30, 2013 were $368.3 million and $1,208.5 million respectively, and $430.7 million and $1,311.0 million for the same periods in 2012, respectively. The decreases of 14.5% and 7.8%, respectively for the three and nine months ended September 30, 2013 compared to the same periods in 2012 are primarily a result of decreased writings in workers’ compensation business and increased ceded premiums. In 2013, the Company increased the reinsurance purchased to reduce property exposure concentrated in the Northeast region of the U.S. Also, in the third quarter of 2013, the Company recorded ceded premiums on the multi-line quota share reinsurance agreements with Arch, Hannover and Southport Re.

Commission and fee income. Commission and fee income, comprised of ceding commission revenue, insurance services revenue and policy billing fees, increased by $19.2 million and $29.2 million in the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase is due primarily to (i) commission revenue earned on a new homeowners quota share treaty the Company executed in January 2013 to reduce property exposure concentrated in the Northeast region of the U.S. and (ii) $8.8 million associated with Lloyd’s of London (“Lloyd’s) Syndicate 4444 business Tower assumed from Canopius Group and retroceded to another insurance subsidiary of Canopius Group. This $8.8 million is offset by a $8.8 million increase in commission expense for “gross-up” accounting on this transaction.

Net investment income and net realized gains (losses). For the three months ended September 30, 2013, net investment income decreased $5.8 million or 18.3% compared to the same period in 2012. For the nine-months period ended September 30, 2013, net investment income decreased $12.8 million, or 13.1%, primarily due to lower reinvestment rates from the comparative period in 2012. Operating cash invested in fixed income securities in 2013 and in 2012 has been affected by an extended low interest rate environment. Investments in high-yield securities and dividend paying equity securities continue to be made to help maintain overall portfolio yield and to partially mitigate the impact of the lower interest rate environment. In addition, the Company’s net invested asset balance declined from the prior year to the current year.

For the three months ended September 30, 2013 and 2012, OTTI losses of $4.2 million and $1.7 million, respectively, were recorded in net income. Net realized investment gains (losses) for the three months ended September 30, 2013 and 2012 were $18.1 million and $1.1 million, respectively. The net realized investment gains in 2013 were primarily attributable to the sale of fixed income securities in the third quarter of 2013. Management was disposing of securities in preparation of cash settlements in connection with the multi-line quota share treaty with Arch and the Southport Re ADC reinsurance treaty.

For the nine months ended September 30, 2013 and 2012, the net realized investment gains included OTTI losses of $9.3 million and $6.7 million, respectively. The OTTI for the nine months ended September 30, 2013 is related mostly to securities in the Company’s equity security portfolio. Net realized investment gains for the nine months ended September 30, 2013 and 2012 were $22.9 million and $4.5 million, respectively. The net realized investment gains in 2013 were primarily attributable to the sale of fixed income securities in the third quarter of 2013. Management was disposing of securities in preparation of cash settlements in connection with the multi-line quota share treaty with Arch and the Southport Re ADC reinsurance treaty.

Income earned on the equity method investment in Canopius Group is included as separate component in the income statement rather than as a component of investment income. For the three and nine months ended September 30, 2013, earnings on this equity investment were income (loss) of ($3.2) million and income of $4.8 million, respectively. The Company acquired its investment in Canopius Group in the third quarter of 2012, and, accordingly, recorded no earnings or loss for the three and nine months ended September 30, 2012. On December 13, 2013, Tower sold its 10.7% investment in Canopius Group.

Loss and loss adjustment expenses. The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 104.2% and 59.5% for the three months ended September 30, 2013 and 2012, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 110.2% and 60.8% for the three months ended September 30, 2013 and 2012, respectively. The Reciprocal Exchanges’ net loss ratio was 54.0% and 47.7% for the three months ended September 30, 2013 and 2012, respectively.

Incurred losses and LAE for the three months ended September 30, 2013 attributable to insured events of prior years were $142.7 million. Excluding the Reciprocal Exchanges, the incurred losses and LAE from prior accident years were $143.7 million. These prior accident year losses include an unfavorable loss development of $156.5 million in the Commercial Insurance segment, favorable loss development of $13.1 million in the Assumed Reinsurance segment and favorable loss development of $0.7 million in the Personal Insurance segment for the three months ended September 30, 2013.

Incurred losses and LAE for the three months ended September 30, 2012 attributable to insured events of prior years were favorable by $1.1 million. Excluding the Reciprocal Exchanges, the incurred losses and LAE from prior accident years were nil. These prior accident year losses included favorable loss development of $0.3 million in the Commercial Insurance segment, and unfavorable loss development of $0.5 million in the Assumed Reinsurance segment and favorable loss development of $1.3 million in the Personal Insurance segment for the three months ended September 30, 2012. The Reciprocal Exchanges reported $1.0 million of favorable loss development for the three months ended September 30, 2012.

The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 100.9% and 66.6% for the nine months ended September 30, 2013 and 2012, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 105.0% and 67.7% for the nine months ended September 30, 2013 and 2012, respectively. The Reciprocal Exchanges’ net loss ratio was 64.8% and 56.4% for the nine months ended September 30, 2013 and 2012, respectively.

Incurred losses and LAE for the nine months ended September 30, 2013 attributable to insured events of prior years were unfavorable by $469.6 million. Excluding the Reciprocal Exchanges, the incurred losses and LAE from prior accident years were $470.5 million. These prior accident year losses include $483.6 of unfavorable losses from the Commercial Insurance segment, $4.7 million of favorable development from the Assumed Reinsurance segment, and favorable loss development of $8.4 million in the Personal Insurance segment for the nine months ended September 30, 2013.

Reserve strengthening arose primarily from accident years 2008-2011 within the workers’ compensation, CMP liability, and other liability lines of business offset to a small degree by favorable loss development from more recent years within the short tail property lines of business. The Company recognized in the second quarter of 2013 that the higher than expected reported loss development it had been experiencing had become a trend. In response to this recognition, the Company performed a comprehensive update to the internal reserve study to respond to higher than expected reported losses and to update the actuarial assumptions within the study. In conjunction with its comprehensive internal review, the Company also retained its consulting actuary to perform an independent reserve study covering lines of business comprising over 93% of the Company’s loss reserves.

Commission and Operating expenses. Operating expenses, which include commission expenses and other operating expenses, were $211.9 million for the three months ended September 30, 2013, an increase of $39.0 million or 22.6% compared to the same period in the prior year. This increase is primarily due to a $14.2 million, or 16.2%, increase in commission expense from 2012 to 2013. The commission expense increase is directly attributable to the change in gross earned premiums, which increased from $483.9 million for the three months ended September 30, 2012 to $528.8 million in 2013 (of which the gross earned premiums for the Assumed Reinsurance business, which has a higher commission rate, increased from $24.0 million in 2012 to $74.7 million in 2013). Operating expenses also increased for (i) a $18.1 million third quarter 2013 impairment charge to customer relationship intangible assets, and (ii) a $2.9 million write-off of the SPS Transaction Right and Acquisition Right Tower recorded in connection with its acquisition of 10.7% of Canopius Group in 2012.

The consolidated gross underwriting expense ratio increased to 39.3% for the three months ended September 30, 2013 from 33.5% in the same period in 2012. The commission portion of the gross underwriting expense ratio increased to 20.1% for the three month period September 30, 2013 compared to 18.1% in 2012. The gross other underwriting expenses (“OUE”) ratio was 19.2% for the three months ended September 30, 2013 compared to 15.4% in the prior year. The increase in the consolidated gross underwriting expense ratios is directly related to the decline in the net earned premiums in the three months ended 2013 compared to the same period in 2012. This decline in net earned premiums is directly attributable to the increase in ceded earned premiums recorded on the homeowner quota share treaty which was effective January 1, 2013, and the Arch, Hannover and Southport Re multi-line quota share treaties which were effective July 1, 2013.

For the nine months ended September 30, 2013, operating expenses were $580.5 million, an increase of $76.8 million or 15.3% compared to $503.7 million for the same period in 2012. This increase is primarily due to a $34.5 million, or 13.1%, increase in commission expense from 2012 to 2013. The commission expense increase is directly attributable to the change in gross earned premiums, which increased from $1,455.7 million for the nine months ended September 30, 2012 to $1,506.7 million in 2013 (of which the gross earned premiums for the Assumed Reinsurance business, which has a higher commission rate, increased from $84.6 million in 2012 to $169.8 million in 2013). Commission expenses also increased $9.3 million for the nine months ended September 30, 2013 for federal excise taxes associated with the intercompany reinsurance between CastlePoint Re and TRL. There was no such reinsurance in 2012. Operating expenses also increased for (i) a $21.9 million impairment charge for the nine months ended September 30, 2013 on customer relationship intangible assets, and (ii) a $2.9 million write-off of the SPS Transaction Right and Acquisition Right Tower recorded in connection with its acquisition of 10.7% of Canopius Group in 2012.

The consolidated gross underwriting expense ratio increased to 37.1% for the nine months ended September 30, 2013 from 33.0% in the same period in 2012. The commission portion of the gross underwriting expense ratio increased to 19.8% for the nine month period September 30, 2013 compared to 18.1% in 2012. The gross other underwriting expenses (“OUE”) ratio was 17.4% for the nine months ended September 30, 2013 compared to 14.9% for the same period in the prior year. The increase in the consolidated gross underwriting expense ratios is directly related to the decline in the net earned premiums in the nine months ended 2013 compared to the same period in 2012. This decline in net earned premiums is directly attributable to the increase in ceded earned premiums recorded on the homeowner quota share treaty which was effective January 1, 2013, and the Arch, Hannover and Southport Re multi-line quota share treaties which were effective July 1, 2013.

Acquisition-related transaction costs. Acquisition-related transaction costs for the three and nine months ended September 30, 2013 were $0.6 million and $20.3 million, respectively. Acquisition–related transaction costs for the nine months ended September 30, 2013 include $11.6 million in compensation expenses (of which vesting acceleration of restricted stock was $10.3 million) and costs of $8.7 million in legal and other professional fees, related to the Canopius Merger Transaction, which closed on March 13, 2013, as described in “Note 4 - Canopius Merger Transaction”.

Interest expense. Interest expense decreased by $0.2 million and $1.3 million for the three months and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decline is mainly due to a portion of our debt instruments converting from a fixed rate to a lower floating rate.

Goodwill and Fixed Asset Impairment. In the second quarter of 2013, the Company recorded a charge of $214.0 million to impair the goodwill allocated to its Commercial Insurance reporting unit. In the third quarter of 2013, the Company recorded an additional impairment charge of $55.5 million attributable to the Personal Insurance reporting unit. In addition, $1.9 million of additional goodwill resulting from the acquisition of marine and energy business in July of 2013 was fully impaired as of September 30, 2013. In the third quarter of 2013 the Company recorded a fixed asset impairment charge of $125.8 million. The aforementioned reserve development, rating agency downgrades and other events resulted in a decline in the estimated fair value of each of the reporting units and the impairment of their goodwill.

Other. On August 19, 2013, Tower terminated an agreement to acquire American Safety Reinsurance, Ltd. (“ASRe”). Tower previously announced entering into an agreement to acquire ASRe, the Bermuda-based reinsurance subsidiary of American Safety Insurance Holdings, Ltd, from Fairfax Financial Holdings Limited. Tower received $5 million in exchange for the termination of such agreement.

Income tax expense. Tower is subject to federal income tax on its U.S. taxed insurance and non-insurance subsidiaries.

Tower, excluding the Reciprocal Exchanges, for the three and nine months ended September 30, 2013, had pre-tax losses of $358.0 million and $867.3 million, respectively. These losses resulted in net operating loss carryforwards of $396.1 million as of September 30, 2013. In addition, Tower had net deferred tax assets, before any valuation allowances, of $245.2 million at September 30, 2013.

Management in its judgment concluded that a full valuation allowance was required for the net deferred tax assets after its consideration of the cumulative three-year pre-tax loss in its U.S. taxed subsidiaries resulting from certain 2013 events and the 2012 pre-tax loss of $61.3 million. In 2013, Tower had $470.5 million of prior year adverse reserve development, of which $269.2 million was recorded in Tower’s U.S. taxed subsidiaries. Management believes that the negative evidence associated with the realizability of its net deferred tax asset (including the cumulative three-year pre-tax loss, the prior year adverse reserve development, and the effects of Hurricane Irene in 2011 and Superstorm Sandy in 2012) outweighed the positive evidence that the deferred tax assets, including the net operating carryforward would be realized, and subsequently recorded the full valuation allowance.

In the nine months ended September 30, 2013, Tower recorded a full valuation allowance of which $214.8 million was recorded through income tax expense in the statement of operations and $30.1 million was recorded as a direct reduction to shareholders’ equity in accumulated other comprehensive income. In the three months ended September 30, 2013, the recording of the valuation allowance resulted in $100.9 million being recorded through income tax expense in the statement of operations and $4.3 million recorded as a direct reduction to shareholders’ equity in accumulated other comprehensive income. Tower’s effective tax rate of (0.4)% and 0.2% for the three and nine months ended September 30, 2013, respectively, reflects the impact of recording the valuation allowance.

The Reciprocal Exchanges had pre-tax income (loss) for the three and nine months ended September 30, 2013, of $3.4 million and $(7.0) million, respectively. A full valuation had previously been recorded on the Reciprocal Exchanges. The Reciprocal Exchanges’ valuation allowance as of September 30, 2013 was $12.4 million.

For the three and nine months ended September 30, 2012, Tower’s effective tax rate on U.S. income before taxes including the Reciprocal Exchanges was 25.8% and 22.7%, respectively.

Net income (loss) and return on average equity. Net loss attributable to Tower Group International, Ltd. and annualized return on average equity were $347.6 million and (176.9%) for the three months ended September 30, 2013 compared to net income of $21.6 million and annualized return on average equity of 8.5% for the same period in 2012. The return on average equity is calculated by dividing annualized net income by average shareholders’ equity. Average shareholders’ equity was $785.9 million and $1,013.2 million at September 30, 2013 and 2012, respectively. The increase in net loss and decrease in annualized return on equity for the three months ended September 30, 2013 compared to the prior year is primarily due to the prior year reserve development and a $271.4 million goodwill impairment change, as discussed above.

Net loss attributable to Tower Group International, Ltd. and annualized return on average equity were $842.1 million and (142.9%) for the nine months ended September 30, 2013 compared to net income of $24.0 million and annualized return on average equity of 3.2% for the same period in 2012. The decrease in net income and annualized return on equity for the nine months ended September 30, 2013 compared to the prior year same period is primarily due to the prior year reserve development and a $271.4 million goodwill impairment change, as discussed above.

Commercial Insurance Segment Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2013	2012	Change	Percent	2013	2012	Change	Percent
Net premiums written	$72,310	$251,539	$(179,229)	-71.3%	$578,676	$821,161	(242,485)	-29.5%
Revenues
Net premiums earned	$201,597	$272,595	$(70,998)	-26.0%	$707,510	$847,610	$(140,100)	-16.5%
Ceding commission revenue	21,374	2,446	18,928	773.8%	19,888	6,350	13,538	213.2%
Policy billing fees	1,406	1,358	48	3.5%	4,198	4,261	(63)	-1.5%
Total revenue	224,377	276,399	(52,022)	-18.8%	731,596	858,221	(126,625)	-14.8%
Expenses
Net loss and loss adjustment expenses	303,958	171,246	132,712	77.5%	951,245	632,231	319,014	50.5%
Underwriting expenses
Direct commission expenses	68,063	52,111	15,952	30.6%	160,494	154,350	6,144	4.0%
Other underwriting expenses	68,700	44,855	23,845	53.2%	167,377	138,588	28,789	20.8%
Total underwriting expenses	136,763	96,966	39,797	41.0%	327,871	292,938	34,933	11.9%
Underwriting profit (loss)	$(216,344)	$8,187	$(224,531)	-2742.5%	$(547,520)	$(66,948)	$(480,572)	717.8%

Ratios
Net loss and LAE	150.8%	62.8%			134.4%	74.6%
Net underwriting expenses	56.5%	34.2%			42.9%	33.3%
Net Combined	207.3%	97.0%			177.3%	107.9%

Commercial Insurance Segment Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Premiums. Net premiums written for the three months ended September 30, 2013 decreased $179.2 million and net premiums earned for the three months ended September 30, 2013 decreased $71.0 million compared to the same period in 2012. These changes are attributed to three new reinsurance contracts entered into July 1, 2013 for in force, new and renewal business which accounted for $177 million of ceded written premium and $64 million of ceded earned premium. In addition new and renewal written premiums decreased in the third quarter of 2013, with the majority of the decline in the workers’ compensation business.

Net premiums written for the nine months ended September 30, 2013 decreased $242.5 million and net premiums earned for the nine months ended September 30, 2013 decreased $140.1 million compared to the same period in 2012. These changes are attributed to three new reinsurance contracts entered into July 1, 2013 for in force, new and renewal which accounted for $177 million of ceded written premium and $64 million of ceded earned premium. In addition, we decreased writings in the workers’ compensation business.

Our renewal retention rate was 80.8% and 81.9% for the three and nine months ended September 30, 2013 compared to 83.7% and 79.5% during the same periods in 2012. Premiums on renewed commercial business increased 7.5% and 7.0% for the three and nine months ended September 30, 2013. Policies-in-force for our commercial business, which is predominantly small business, increased 2.1% as of September 30, 2013 compared to the same period in 2012.

Ceding commission revenue. Ceding commission revenue increased for the three months ended September 30, 2013 by $18.9 million compared to the same period in 2012 as a result of three new reinsurance contracts entered into on July 1, 2013. In the third quarter of 2013, as a result of increasing loss ratios associated with prior year reserves, the Company did not have to recognize return commissions to reinsurers on prior year quota share treaties since the treaties with loss ratio development were at a minimum commission.

Ceding commission revenue increased for the nine months ended September 30, 2013 by $13.5 million compared to the same period in 2012 as a result of three new reinsurance contracts entered into on July 1, 2013. This increase was offset by a decline attributable to the increase of prior year loss reserves for the first nine months of 2013, which resulted in $9.8 million of return commissions to reinsurers on prior year quota share treaties. The Company recognized a $4.2 million return commission for the nine months ended September 30, 2012.

Net loss and loss adjustment expenses. The net calendar year loss ratios were 150.8% and 62.8% for the three months ended September 30, 2013 and 2012, respectively. The accident year loss ratios for the three months ended September 30, 2013 and 2012 were 73.2% and 63.0%, respectively. Incurred losses and LAE attributable to insured events of prior years were $156.4 million for the three months ended September 30, 2013, which was attributed to increases in ultimate loss estimates from the Company’s reserve study completed during the quarter which primarily impacted the workers’ compensation, commercial package liability, other liability and commercial auto liability lines of business. Incurred losses and LAE for the three months ended September 30, 2012 attributable to insured events of prior years had a favorable loss development of $0.3 million.

The net calendar year loss ratios were 134.4% and 74.6% for the nine months ended September 30, 2013 and 2012, respectively. The accident year loss ratios for the nine months ended September 30, 2013 and 2012 were 66.1% and 65.5%, respectively. Incurred losses and LAE attributable to insured events of prior years were $483.6 million for the nine months ended September 30, 2013, which was attributed to increases in ultimate loss estimates from the Company’s reserve study completed during the quarter which primarily impacted the workers’ compensation, commercial package liability and other liability lines of business. Incurred losses and LAE for the three months ended September 30, 2012 attributable to insured events of prior years were $77.0 million

Reserve strengthening arose primarily from accident years 2008-2011 within the workers’ compensation, CMP liability, and other liability lines of business offset to a small degree by favorable loss development from more recent years within the short tail property lines of business. The Company recognized in the second quarter of 2013 that the higher than expected reported loss development it had been experiencing had become a trend. In response to this recognition, the Company performed a comprehensive update to the internal reserve study to respond to higher than expected reported losses and to update the actuarial assumptions within the study. In conjunction with its comprehensive internal review, the Company also retained its consulting actuary to perform an independent reserve study covering lines of business comprising over 93% of the Company’s loss reserves.

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, changed by $39.8 million and $34.9 million, or 41.0% and 11.9%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The net underwriting expense ratio increased 22.3 and 9.6 percentage points for the three and nine months ended September 30, 2013 from 2012.

The gross underwriting expense ratio was 45.5% and 37.8% for the three and nine months ended September 30, 2013 compared to 32.0% and 31.6% in the same periods in 2012. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 22.9% and 18.7% for the three and nine months ended September 30, 2013 compared to 17.5% and 16.9% for the same period in 2012. The OUE ratio, including boards, bureaus and taxes (“BB&T”), was 22.6% and 19.0% for the three and nine months ended September 30, 2013 compared to 14.6% and 14.7% for the same periods in 2012. The increase in the OUE ratios is due to costs associated with improving information technology systems and infrastructure to support growth.

Underwriting profits and combined ratio. The net combined ratios for the three and nine months ended September 30, 2013 were 207.3% and 177.3% compared to 97.0% and 107.9% for the same periods in 2012.

Assumed Reinsurance Segment Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2013	2012	Change	Percent	2013	2012	Change	Percent
Net premiums written	$37,579	$34,854	$2,725	7.8%	$181,159	$129,185	$51,974	40.2%
Revenues
Net premiums earned	$51,005	$24,011	$26,994	112.4%	$145,918	$84,481	$61,437	72.7%
Total revenue	51,005	24,011	26,994	112.4%	145,918	84,481	61,437	72.7%
Expenses
Net loss and loss adjustment expenses	17,216	8,807	8,409	95.5%	64,664	30,469	34,195	112.2%
Underwriting expenses
Direct commission expenses	10,469	9,031	1,438	15.9%	53,514	29,461	24,053	81.6%
Other underwriting expenses	2,412	358	2,054	573.7%	4,556	1,052	3,504	333.1%
Total underwriting expenses	12,881	9,389	3,492	37.2%	58,070	30,513	27,557	90.3%
Underwriting profit (loss)	$20,908	$5,815	$15,093	259.6%	$23,184	$23,499	$(315)	-1.3%

Ratios
Net loss and LAE	33.8%	36.7%			44.3%	36.1%
Net underwriting expenses	25.3%	39.1%			39.8%	36.1%
Net Combined	59.1%	75.8%			84.1%	72.2%

Assumed Reinsurance Segment Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Premiums. Net premiums written for the three months ended September 30, 2013 increased $2.7 million and net premiums earned for the three months ended September 30, 2013 increased $27.0 million compared to the same period in 2012. The increase in the three months ended September 30, 2013 net premiums written and earned is attributable to new assumed reinsurance program entered into on July 1, 2013.

Net premiums written for the nine months ended September 30, 2013 increased $52.0 million and net premiums earned for the nine months ended September 30, 2013 increased $61.4 million compared to the same period in 2012. The increase in the nine months ended September 30, 2013 net premiums written and earned is attributable to new reinsurance programs entered into in 2013.

Net loss and loss adjustment expenses. The net calendar year loss ratios were 33.8% and 36.7% for the three months ended September 30, 2013 and 2012, respectively. The accident year loss ratios for the three months ended September 30, 2013 and 2012 were 59.2% and 34.3%, respectively. Incurred losses and LAE attributable to insured events of prior years had a favorable loss development of $13.0 million for the three months ended September 30, 2013, which were primarily attributed to the reduction in the reserve risk premium associated with the commuted Canopius reserves. Incurred losses and LAE for the three months ended September 30, 2012 attributable to insured events of prior years were $0.5 million unfavorable.

The net calendar year loss ratios were 44.3% and 36.1% for the nine months ended September 30, 2013 and 2012, respectively. The accident year loss ratios for the nine months ended September 30, 2013 and 2012 were 47.5% and 39.3%, respectively. Incurred losses and LAE attributable to insured events of prior years were $4.7 million favorable for the nine months ended September 30, 2013, which were primarily attributed to the reduction in the reserve risk premium associated with the commuted Canopius reserves. Incurred losses and LAE for the nine months ended September 30, 2012 attributable to insured events of prior years were $2.7 million favorable.

Underwriting expenses. Underwriting expenses, which include assumed commissions and other underwriting expenses, increased by $3.5 million and $27.6 million, or 37.2% and 90.3%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The net underwriting expense ratio decreased 13.8 percentage points and increased 3.7 percentage points for the three and nine months ended September 30, 2013 from the same periods in 2012.

The gross underwriting expense ratio was 17.2% and 34.2% for the three and nine months ended September 30, 2013 compared to 39.0% and 36.0% in the same periods in 2012. The assumed commission portion of the gross underwriting expense ratio, which is expressed as a percentage of assumed premiums earned, was 14.0% and 31.5% for the three and nine months ended September 30, 2013 compared to 37.5% and 34.8% for the same periods in 2012.

Underwriting gain (loss) and combined ratio. The net combined ratios for the three and nine months ended September 30, 2013 were 59.1% and 84.1% compared to 75.8% and 72.2% for the same periods in 2012.

Personal Insurance Segment Results of Operations

	Three Months Ended September 30,
	2013			2012
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Change	Percent
Net premiums written	$83,095	$44,602	$127,697	$96,262	$41,831	$138,093	$(10,396)	-7.5%
Revenues
Net premiums earned	$76,445	$39,246	$115,691	$91,484	$42,623	$134,107	$(18,416)	-13.7%
Ceding commission revenue	7,535	3,948	11,483	2,067	3,190	5,257	6,226	118.4%
Policy billing fees	1,392	(2)	1,390	1,622	153	1,775	(385)	-21.7%
Total revenue	85,372	43,192	128,564	95,173	45,966	141,139	(12,575)	-8.9%
Expenses
Net loss and loss adjustment expenses	41,397	21,207	62,604	55,729	20,314	76,043	(13,439)	-17.7%
Underwriting expenses
Direct commission expenses	19,776	8,098	27,874	18,018	8,367	26,385	1,489	5.6%
Other underwriting expenses	21,067	12,255	33,322	17,922	14,513	32,435	887	2.7%
Total underwriting expenses	40,843	20,353	61,196	35,940	22,880	58,820	2,376	4.0%
Underwriting profit (loss)	$3,132	$1,632	$4,764	$3,504	$2,772	$6,276	$(1,512)	-24.1%

Ratios
Net loss and LAE	54.2%	54.0%	54.1%	60.9%	47.7%	56.7%
Net underwriting expenses	41.8%	41.8%	41.8%	35.3%	45.8%	38.6%
Net Combined	96.0%	95.8%	95.9%	96.2%	93.5%	95.3%

Personal Insurance Segment Results of Operations (continued)

	Nine Months Ended September 30,
	2013			2012
($ in millions)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Change	Percent
Net premiums written	$209,028	$124,503	$333,531	$261,513	$124,544	$386,057	(52,526)	-13.6%
Revenues
Net premiums earned	$233,057	$122,058	$355,115	$252,280	$126,653	$378,933	(23,818)	-6.3%
Ceding commission revenue	22,778	11,613	34,391	7,096	9,500	16,596	17,795	107.2%
Policy billing fees	4,734	335	5,069	4,592	414	5,006	63	1.3%
Total revenue	260,569	134,006	394,575	263,968	136,567	400,535	(5,960)	-1.5%
Expenses
Net loss and loss adjustment expenses	124,431	79,062	203,493	139,173	71,491	210,664	(7,171)	-3.4%
Underwriting expenses
Direct commission expenses	58,444	25,144	83,588	54,985	24,302	79,287	4,301	5.4%
Other underwriting expenses	58,406	40,898	99,304	45,093	42,057	87,150	12,154	13.9%
Total underwriting expenses	116,850	66,042	182,892	100,078	66,359	166,437	16,455	9.9%
Underwriting profit (loss)	$19,288	$(11,098)	$8,190	$24,717	$(1,283)	$23,434	$(15,244)	-65.1%

Ratios
Net loss and LAE	53.4%	64.8%	57.3%	55.2%	56.4%	55.6%
Net underwriting expenses	38.3%	44.3%	40.4%	35.0%	44.6%	38.2%
Net combined	91.7%	109.1%	97.7%	90.2%	101.0%	93.8%

Personal Insurance Segment Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Premiums. Net premiums written for the three months ended September 30, 2013 decreased $10.4 million and net premiums earned for the three months ended September 30, 2013 decreased $18.4 million compared to the same period in 2012. The decrease in net premiums written is attributed to an increase in reinsurance purchased in 2013. The Company entered into a new homeowners quota share treaty effective January 1, 2013 which included an unearned premium portfolio. The effects of the new homeowners quota share treaty will reduce the net earned premiums over time as the ceded written premiums are earned over the life of the policies.

Net premiums written for the nine months ended September 30, 2013 decreased $52.5 million and net premiums earned for the nine months ended September 30, 2013 decreased $23.8 million compared to the same period in 2012. These decreases are attributed to the new homeowners quota share treaty the Company executed on January 1, 2013.

Personal lines renewal retention rate was 89.1% and 88.9% for the three months ended September 30, 2013 and 2012, respectively. Personal lines renewal retention was 89.3% and 89.4% for the nine months ended September 30, 2013 and 2012, respectively. Written premiums on renewed business increased by 5.8% and 3.5% during the three and nine months ended September 30, 2013 compared to the same periods in 2012. Policies-in-force increased 3.3% as of September 30, 2013 compared to the same period in 2012.

Ceding commission revenue. Ceding commission revenue increased by $6.2 million and $17.8 million for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The increase was the result of a new homeowners quota share reinsurance treaty.

Net loss and loss adjustment expenses. For Personal Insurance, including the Reciprocal Exchanges, the net calendar year loss ratios were 54.1% and 56.7% for the three months ended September 30, 2013 and 2012, respectively. The accident year loss ratios for the three months ended September 30, 2013 and 2012 were 54.7% and 57.6%, respectively. The net calendar year loss ratios were 57.3% and 55.6% for the nine months ended September 30, 2013 and 2012, respectively. The accident year loss ratios for the nine months ended September 30, 2013 and 2012 were 59.9% and 56.5% respectively. Estimates of prior accident year loss and loss expenses decreased by $0.7 million and $9.3 million for the three and nine months ended September 30, 2013, respectively, compared to decreases of $1.3 million and $3.2 million for the three and nine months ended September 30, 2012.

For Tower personal lines, excluding the Reciprocal Exchanges, the net calendar year loss ratios were 54.2% and 60.9% for the three months ended September 30, 2013 and 2012, respectively. The accident year loss ratios for the three months ended September 30, 2013 and 2012 were 53.7% and 61.1%, respectively. The net calendar year loss ratios were 53.4% and 55.2% for the nine months ended September 30, 2013 and 2012, respectively. The accident year loss ratios for the nine months ended

September 30, 2013 and 2012 were 57.0% and 53.6%, respectively. Estimates of prior accident year loss and loss expenses increased by $0.4 million and decreased by $8.4 million for the three and nine months ended September 30, 2013, respectively, compared to a decrease of $0.2 million and an increase of $4.0 million for the three and nine months ended September 30, 2012.

The Reciprocal Exchanges’ net calendar year loss ratios were 54.0% and 47.7% for the three months ended September 30, 2013 and 2012, respectively. The accident year loss ratios for the three months ended September 30, 2013 and 2012 were 56.8% and 50.2%, respectively. The net calendar year loss ratios were 64.8% and 56.4% for the nine months ended September 30, 2013 and 2012, respectively. The accident year loss ratios for the nine months ended September 30, 2013 and 2012 were 65.5% and 62.2%, respectively. Estimates of prior accident year loss and loss adjustment expenses decreased by $1.1 million and increased by $0.9 million for the three and nine months ended September 30, 2013, respectively, compared to decreases of $1.0 million and $7.3 million for the three and nine months ended September 30, 2012.

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, increased $2.4 million and $16.5 million, or 4.0% and 9.9%, for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The net underwriting expense ratio increased 3.2 and 2.2 percentage points in the three and nine months ended September 30, 2013 compared to the same period in 2012.

The gross underwriting expense ratio was 38.2% and 35.4% for the three months ended September 30, 2013 and 2012, respectively. The commission portion of the gross underwriting expense ratio was 17.8% and 16.4% for the three months ended September 30, 2013 and 2012, respectively. The gross OUE ratio, which includes BB&T, was 20.4% and 19.0% for the three months ended September 30, 2013 and 2012, respectively.

The gross underwriting expense ratio was 37.0% and 35.2% for the nine months ended September 30, 2013 and 2012, respectively. The commission portion of the gross underwriting expense ratio was 17.4% and 17.3% for the nine months ended September 30, 2013 and 2012, respectively. The gross OUE ratio, which includes BB&T, was 19.6% and 17.9% for the nine months ended September 30, 2013 and 2012, respectively.

Underwriting profit and combined ratio. The net combined ratio was 95.9% for the three months ended September 30, 2013 compared to 95.3% for the same period in 2012. The increase in the combined ratio resulted from a decrease in the loss ratios and an increase in the underwriting expense ratio, as described above.

The net combined ratio was 97.7% for the nine months ended September 30, 2013 compared to 93.8% for the same period in 2012. The increase in the combined ratio resulted from an increase in the loss ratio of the Personal lines business attributed to an increase in the Reciprocal Exchanges’ loss ratio in the first quarter of 2013 as well as in increase in other underwriting expenses.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of September 30, 2013 and December 31, 2012:

	Cost or	Gross	Gross Unrealized Losses			% of
($ in thousands)	Amortized Cost	Unrealized Gains	Less than 12 Months	More than 12 Months	Fair Value	Fair Value
September 30, 2013
U.S. Treasury securities	$395,876	$1,245	$(4,017)	$-	$393,104	19.9%
U.S. Agency securities	100,417	1,962	(112)	-	102,267	5.1%
Municipal bonds	311,386	9,303	(6,187)	-	314,502	15.8%
Corporate and other bonds	641,421	24,799	(9,138)	(158)	656,924	33.0%
Commercial, residential and asset-backed securities	382,864	26,909	(2,423)	(14)	407,336	20.5%
Total fixed-maturity securities	1,831,964	64,218	(21,877)	(172)	1,874,133	94.3%
Equity securities	103,658	9,985	(5,492)	(244)	107,907	5.4%
Short-term investments	5,925	-	(36)	-	5,889	0.3%
Total, September 30, 2013	$1,941,547	$74,203	$(27,405)	$(416)	$1,987,929	100.0%
Tower	$1,692,456	$66,082	$(22,572)	$(382)	$1,735,584
Reciprocal Exchanges	249,091	8,121	(4,833)	(34)	252,345
Total, September 30, 2013	$1,941,547	$74,203	$(27,405)	$(416)	$1,987,929
December 31, 2012, as restated
U.S. Treasury securities	$183,462	$1,500	$(13)	$-	$184,949	7.4%
U.S. Agency securities	98,502	4,351	(76)	-	102,777	4.1%
Municipal bonds	633,373	52,914	(235)	(9)	686,043	27.5%
Corporate and other bonds	698,012	50,807	(1,954)	(200)	746,665	29.9%
Commercial, residential and asset-backed securities	576,837	47,891	(409)	(42)	624,277	25.0%
Total fixed-maturity securities	2,190,186	157,463	(2,687)	(251)	2,344,711	93.9%
Equity securities	149,348	1,683	(4,447)	(326)	146,258	5.9%
Short-term investments	4,749	1	-	-	4,750	0.2%
Total, December 31, 2012, as restated	$2,344,283	$159,147	$(7,134)	$(577)	$2,495,719	100.0%
Tower	$2,075,189	$141,614	$(6,732)	$(478)	$2,209,593
Reciprocal Exchanges	269,094	17,533	(402)	(99)	286,126
Total, December 31, 2012, as restated	$2,344,283	$159,147	$(7,134)	$(577)	$2,495,719

Credit Rating of Fixed-Maturity Securities

The average credit rating of our fixed-maturity securities, using ratings assigned to securities by Standard & Poor’s, was A+ at September 30, 2013 and December 31, 2012. The following table shows the ratings distribution of our fixed-maturity portfolio:

	Tower		Reciprocal Exchanges
($ in thousands)	Fair Value	Percentage of Fair Value	Fair Value	Percentage of Fair Value
September 30, 2013
Rating
U.S. Treasury securities	$376,517	23.2%	$16,587	6.6%
AAA	129,497	8.0%	44,504	17.8%
AA	451,694	27.8%	31,873	12.8%
A	281,073	17.3%	73,596	29.5%
BBB	167,517	10.3%	51,939	20.8%
Below BBB	218,014	13.4%	31,322	12.5%
Total	$1,624,312	100.0%	$249,821	100.0%
December 31, 2012, as restated
Rating
U.S. Treasury securities	$159,457	7.7%	$25,494	9.1%
AAA	166,982	8.1%	43,114	15.4%
AA	897,692	43.5%	58,425	20.8%
A	383,957	18.6%	85,116	30.3%
BBB	214,024	10.4%	35,364	12.6%
Below BBB	242,036	11.7%	33,050	11.8%
Total, as restated	$2,064,148	100.0%	$280,563	100.0%

Municipal Bonds

As of September 30, 2013, our municipal bonds consisted of state general obligations, municipal general obligations and special revenue bonds. Municipal bonds by state at September 30, 2013 are as follows:

	State General		Municipal General		Special
	Obligations		Obligations		Revenue Bonds		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
New York	$4,566	$4,611	$10,874	$10,971	$22,157	$22,273	$37,597	$37,855
Texas	4,373	4,656	501	546	30,807	31,898	35,681	37,100
California	12,604	13,268	14,840	13,913	2,762	2,826	30,206	30,007
Florida	4,469	4,549	-	1	11,195	11,936	15,664	16,486
Arizona	4,160	4,464	287	324	10,218	10,695	14,665	15,483
New Jersey	-	-	6,957	6,699	7,671	8,154	14,628	14,853
Illinois	1,411	1,425	6,708	6,530	3,897	3,998	12,016	11,953
Wisconsin	10,235	10,153	1,432	1,503	250	253	11,917	11,909
Washington	8,301	8,022	781	872	1,764	1,766	10,846	10,660
Maryland	2,782	2,848	7,672	7,164	-	-	10,454	10,012
Massachusetts	-	-	-	-	9,654	9,479	9,654	9,479
Colorado	2,910	3,046	1,811	1,922	4,534	4,508	9,255	9,476
Other	29,670	29,972	24,630	23,505	44,503	45,752	98,803	99,229
Total	$85,481	$87,014	$76,493	$73,950	$149,412	$153,538	$311,386	$314,502

No one jurisdiction within “Other” in the table above exceeded 3% of the total fair value of municipal bonds. As of September 30, 2013, the special revenue bonds are supported primarily by water and sewer utilities, electric utilities, college revenues and highway tolls.

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

As of September 30, 2013, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.

The ability to observe stable prices and inputs may be reduced for highly-customized and illiquid instruments which had been the case for certain non-agency residential and commercial mortgage-backed securities and asset-backed securities in previous periods. At September 30, 2013, seven securities included in other invested assets were priced in Level 3 with a fair value of $42.5 million or 2.1% of Tower’s total assets carried at fair value, (the Reciprocal Exchanges had no Level 3 assets). See “Note 8 – Fair Value Measurements” to the consolidated financial statements provides a description of the valuation methodology utilized to value Level 3 assets, how the valuation methodology is validated and an analysis of the change in fair value of Level 3 assets.

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

For those fixed-maturity investments deemed not to be in an OTTI position, we believe that the gross unrealized investment loss was primarily caused by purchases made in a lower yield environment. We expect existing cash balances and cash flows from operations to be sufficient to meet our liquidity requirements and, therefore, we do not intend to sell these fixed maturity securities and we do not believe that we will be required to sell these securities before recovering their cost basis. For equity securities not considered OTTI, we believe we have the ability to hold these investments until a recovery of fair value to our cost basis.

The following table presents information regarding our invested assets that were in an unrealized loss position at September 30, 2013 and December 31, 2012 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Aggregate	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
September 30, 2013
U.S. Treasury securities	$289,315	$(4,017)	$-	$-	$289,315	$(4,017)
U.S. Agency securities	32,082	(112)	-	-	32,082	(112)
Municipal bonds	107,253	(6,187)	-	-	107,253	(6,187)
Corporate and other bonds
Finance	59,845	(3,163)	-	-	59,845	(3,163)
Industrial	139,971	(4,277)	3,700	(158)	143,671	(4,435)
Utilities	31,361	(1,698)	-	-	31,361	(1,698)
Commercial mortgage-backed securities	52,586	(1,893)	-	-	52,586	(1,893)
Residential mortgage-backed securities
Agency backed	21,729	(454)	206	(1)	21,935	(455)
Non-agency backed	1,178	(27)	183	(13)	1,361	(40)
Asset-backed securities	12,407	(49)	-	-	12,407	(49)
Total fixed-maturity securities	747,727	(21,877)	4,089	(172)	751,816	(22,049)
Preferred stocks	10,694	(2,148)	6,161	(244)	16,855	(2,392)
Common stocks	33,334	(3,344)	-	-	33,334	(3,344)
Short-term investments	3,889	(36)	-	-	3,889	(36)
Total, September 30, 2013	$795,644	$(27,405)	$10,250	$(416)	$805,894	$(27,821)
Tower	$692,839	$(22,572)	$9,697	$(382)	$702,536	$(22,954)
Reciprocal Exchanges	102,805	(4,833)	553	(34)	103,358	(4,867)
Total, September 30, 2013	$795,644	$(27,405)	$10,250	$(416)	$805,894	$(27,821)

December 31, 2012, as restated
U.S. Treasury securities	$44,347	$(13)	$-	$-	$44,347	$(13)
U.S. Agency securities	22,345	(76)	-	-	22,345	(76)
Municipal bonds	21,532	(235)	251	(9)	21,783	(244)
Corporate and other bonds
Finance	16,853	(1,095)	-	-	16,853	(1,095)
Industrial	53,576	(666)	4,188	(202)	57,764	(868)
Utilities	20,143	(191)	7	-	20,150	(191)
Commercial mortgage-backed securities	23,223	(141)	95	-	23,318	(141)
Residential mortgage-backed securities
Agency backed	59,009	(261)	25	(1)	59,034	(262)
Non-agency backed	815	(6)	588	(28)	1,403	(34)
Asset-backed securities	1,499	(3)	4,232	(11)	5,731	(14)
Total fixed-maturity securities	263,342	(2,687)	9,386	(251)	272,728	(2,938)
Preferred stocks	9,716	(155)	5,724	(326)	15,440	(481)
Common stocks	55,560	(4,292)	-	-	55,560	(4,292)
Total, December 31, 2012, as restated	$328,618	$(7,134)	$15,110	$(577)	$343,728	$(7,711)
Tower	$270,609	$(6,732)	$13,338	$(478)	$283,947	$(7,210)
Reciprocal Exchanges	58,009	(402)	1,772	(99)	59,781	(501)
Total, December 31, 2012, as restated	$328,618	$(7,134)	$15,110	$(577)	$343,728	$(7,711)

The following table shows the fair value, unrealized loss amount and percentage below amortized cost and the ratio of fair value by security rating as of September 30, 2013:

		Unrealized Loss
			Percent of	Fair Value by Security Rating
	Fair		Amortized					BB or
($ in thousands)	Value	Amount	Cost	AAA	AA	A	BBB	Lower
U.S. Treasury securities	$289,315	$(4,017)	-1%	0%	100%	0%	0%	0%
U.S. Agency securities	32,082	(112)	0%	0%	100%	0%	0%	0%
Municipal bonds	107,253	(6,187)	-5%	11%	65%	22%	2%	0%
Corporate and other bonds	234,877	(9,296)	-4%	0%	8%	33%	24%	36%
Commercial mortgage-backed securities	52,586	(1,893)	-3%	51%	6%	32%	11%	0%
Residential mortgage-backed securities	23,296	(495)	-2%	0%	94%	2%	0%	4%
Asset-backed securities	12,407	(49)	0%	100%	0%	0%	0%	0%
Equities	50,189	(5,736)	-7%	0%	18%	18%	33%	31%
Short-term investments	3,889	(36)	0%

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Nine Months Ended September 30,
($ in thousands)	2013	2012
Cash provided by (used in):
Operating activities	$(94,770)	$126,596
Investing activities	402,754	(36,447)
Financing activities	(30,645)	(24,833)
Net increase (decrease) in cash and cash equivalents	277,339	65,316
Cash and cash equivalents, beginning of year	102,269	114,098
Cash and cash equivalents, end of period	$379,608	$179,414

Comparison of Nine Months Ended September 30, 2013 and 2012

For the nine months ended September 30, 2013, net cash used in operating activities was $94.8 million compared to cash provided by operations of $126.6 million for the same period in 2012. The decrease in operating cash flow is largely due to a higher volume of loss payments made in the nine month period in 2013 compared to 2012 attributed to payments associated with Superstorm Sandy. Superstorm Sandy was a fourth quarter of 2012 event. In addition, $50.6 million of cash was transferred in the third quarter of 2013 to collateralize a new assumed reinsurance treaty, and, a $34 million cash payment was made in the third quarter of 2013 to Southport Re for ceded premiums pursuant to Tower’s 30% quota share reinsurance agreement. Tower’s assumed reinsurance business is written on a funds withheld basis, and accordingly, earnings on this business will not increase operating cash flows until settlement of the funds withheld balance.

Net cash flows provided by investing activities were $402.8 million for the nine months ended September 30, 2013 compared to $36.4 million used in the nine months ended September 30, 2012. This increase is due to the $134.7 million of cash consolidated on March 13, 2013 resulting from the Canopius Merger Transaction. In addition, the Company increased the sale of investment securities to fund the settlement of loss and LAE claims. Management was also disposing of securities towards the end of the third quarter of 2013 in preparation of cash settlements in connection with the multi-line quota shares with Arch and the Southport Re ADC reinsurance treaty. Cash transfers to Arch and Southport Re were completed in the fourth quarter of 2013.

The net cash flows used in financing activities for the nine months ended September 30, 2013 are primarily the result of use of cash for dividends of $26.2 million and $5.9 million used to acquire treasury stock associated with employee shared-based compensation programs. In the nine months ended September 30, 2012, the Company used $21.9 million and $2.3 million, respectively, for dividends and acquiring treasury stock associated with employee shared-based compensation programs.

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

The Company projects, based on estimated RBC calculations as of September 30, 2013, that two of its U.S. based insurance subsidiaries (which are New York domiciled) may have minimum capital and surplus below Company Action Level and may not meet the minimum capital and surplus requirements of their respective state regulators. As a result, management has discussed the ACP Re Merger Agreement and provided its RBC forecasts to the regulators to document the Company’s business plan to bring these two U.S. based insurance subsidiaries’ capital and surplus levels above Company Action Level.

The NYDFS has issued orders for seven of Tower’s insurance subsidiaries domiciled in the state of New York, subjecting them to heightened regulatory oversight, which includes providing the NYDFS with increased information with respect to the insurance subsidiaries business, operations and financial condition. In addition, the NYDFS has placed limitations on payments and transactions outside the ordinary course of business and material changes in the insurance subsidiaries’ management and related matters.

The Massachusetts Division of Insurance (“MDOI”) and Tower management have agreed to certain restrictions on the operations of Tower’s two Massachusetts domiciled insurance subsidiaries. Tower management has agreed to cause these subsidiaries to provide the MDOI regulatory authority with increased information with respect to their business, operations and financial condition, as well as limitations on payments and transactions outside the ordinary course of business and material changes in their management and related matters.

The Maine Bureau of Insurance entered a Corrective Order imposing certain conditions on Maine domestic insurers York Insurance Company of Maine (“YICM”) and North East Insurance Company (“NEIC”). The Corrective Order imposes increased reporting obligations on YICM and NEIC with respect to business operations and financial condition and imposes restrictions on payments or other transfers of assets from YICM and NEIC outside the ordinary course of business.

As of September 30, 2013, TRL had capital and surplus that did not meet the minimum capital and surplus requirements of the BMA.

The BMA has issued directives for TRL and CastlePoint Re, subjecting them to heightened regulatory oversight and requiring BMA approval before certain transactions can be executed. Tower has been complying with the directives issued by the BMA.

Other significant event

On November 14, 2013, Tower announced that the Company’s Board of Directors determined it would not declare and pay a dividend to holders of Tower’s common shares in the fourth quarter of 2013.

Tower Insurance Company of New York (“TICNY”) is the Company’s largest insurance subsidiary. Under New York law, TICNY is limited to paying dividends to the Holding Company only from statutory earned surplus. In addition, the New York Department of Financial Services (“NYDFS”) must approve any dividend declared or paid by TICNY that, together with all dividends declared or distributed by TICNY during the preceding twelve months, exceeds the lesser of (1) 10% of TICNY’s policyholders’ surplus as shown on its latest annual statutory financial statement filed with the NYDFS or (2) 100% of adjusted net investment income during the preceding twelve months. As of September 30, 2013, TICNY and the other U.S. Pool companies have negative unassigned surplus, and are therefore prohibited from paying dividends to the Holding Company.

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

CastlePoint Re is also subject to dividend limitations imposed by Bermuda. Under the Companies Act 1981 of Bermuda, as amended (the “Companies Act”), we may declare or pay a dividend out of distributable reserves only if we have reasonable grounds for believing that we are, or would after the payment, be able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts. As of September 30, 2013, CastlePoint Re may not pay dividends without consent of the BMA.

Pursuant to a tax allocation agreement, we compute and pay Federal income taxes on a consolidated basis. At the end of each consolidated return year, each entity must compute and pay to the Holding Company its share of the Federal income tax liability primarily based on separate return calculations. Management expects each of its insurance subsidiaries to have net operating losses for 2013, and accordingly, they would make no payments to the Holding Company under the tax allocation agreement. If a unitary or combined state income tax return is filed, each entity’s share of the liability is based on the methodology required or established by state income tax law or, if none, the percentage equal to each entity’s separate income or tax divided by the total separate income or tax reported on the return.

We have the intent and ability to hold any temporarily impaired fixed maturity securities until the anticipated date that these temporary impairments are recovered.

On December 20, 2013, A.M. Best lowered the financial strength ratings of each of Tower’s insurance subsidiaries from “B++” (Good) to “B” (Fair) (the seventh highest of fifteen rating levels), as well as the issuer credit ratings of each of Tower’s insurance subsidiaries from “bbb” to “bb”. Previously, on October 8, 2013, A.M. Best had downgraded the financial strength rating of each of Tower’s insurance subsidiaries to “B++” (Good) and their respective issuer credit ratings to “bbb” from “a-”. In addition, on December 20, 2013 A.M. Best downgraded the issuer credit rating of TGI as well as the debt rating on its $146.9 million 5.00% senior convertible notes due 2014 (the “Notes”) to “b-” from “bb”. On the same date, A.M. Best also downgraded the financial strength rating of CastlePoint Reinsurance Company, Ltd. (Bermuda) to “B” (Fair) from “B++” (Good) and its issuer credit rating to “bb” from “bbb” and downgraded the issuer credit rating of Tower Group International, Ltd. to “b-” from “bb”. TGI and each of its insurance subsidiaries currently are and will continue to be under review with negative implications pending further discussions between A.M. Best and management. In downgrading Tower’s ratings, A.M. Best stated that its actions “consider the magnitude of the charges taken and the material adverse impact on Tower’s risk-adjusted capitalization, financial leverage, liquidity and coverage ratios,” “consider the reduced financial flexibility [of the Company] given [its] delay in earnings, the decline in shareholder confidence and the corresponding decline in share price” and “reflect the potential for further adverse reserve development, increased competitive challenges and due to the ratings downgrade, potential actions taken by third party reinsurers and lenders.” Following the announcement of the ACP Re merger, on January 10, 2014 A.M. Best maintained the under review status of Tower’s financial strength and issuer credit ratings and revised the implications from “negative” to “developing” for all of these ratings. A.M. Best stated that, “[t]he under review status with developing implications reflects the potential benefits to be garnered from the transaction as well as the potential downside from any additional adverse reserve development and/or any unforeseen events that might transpire up until the close of the transaction…”

On January 2, 2014, Fitch downgraded Tower’s issuer default rating from “B” to “CC” and the insurer strength ratings of its insurance subsidiaries from “BB” to “B”. On October 7, 2013, Fitch downgraded Tower’s issuer default rating to “B” (the sixth highest of 11 such ratings) from “BBB” and the insurer strength ratings of its insurance subsidiaries to “B” (the fifth highest of Fitch Ratings’ nine such ratings) from “A-”. In downgrading such ratings, Fitch stated that it “is concerned that Tower’s competitive position has been materially damaged, negatively impacting the Company’s financial flexibility and ability to write new business” and that “the magnitude of the second quarter charges was large enough to cause several key ratios to fall well outside of previously established ratings downgrade triggers, which resulted in the multi-notch downgrade.” On January 6, 2014, Fitch revised Tower’s rating watch status to “evolving” from “negative” following the ACP Re merger announcement, and stated that “[t]he Evolving Watch reflects that the ratings could go up if the merger closes; however, ratings could be lowered if the merger does not occur and [the Company] is unsuccessful in addressing upcoming debt maturity or if additional reserve deficiencies develop.”

On December 24, 2013, Demotech, Inc. (“Demotech”) announced the withdrawal of its Financial Stability Ratings® (FSRs) assigned to the following insurance subsidiaries: Kodiak Insurance Company, Massachusetts Homeland Insurance Company, Tower Insurance Company of New York and York Insurance Company of Maine. Concurrently, Demotech advised that the FSRs assigned to Adirondack Insurance Exchange, Mountain Valley Indemnity Company, New Jersey Skylands Insurance Association and New Jersey Skylands Insurance Company remain under review.

Previously, on October 7, 2013, Demotech had lowered its rating on TICNY and three other U.S. based insurance subsidiaries (Kodiak Insurance Company, Massachusetts Homeland Insurance Company and York Insurance Company of Maine) from A’ (A prime) to A (A exceptional). In addition, Demotech removed its previous A’ (A prime) rating on six other U.S. based insurance subsidiaries (CastlePoint Florida Insurance Company, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company, North East Insurance Company and Preserver Insurance Company). Demotech also affirmed its A ratings on Adirondack Insurance Exchange, New Jersey Skylands Insurance Association, New Jersey Skylands Insurance Company and Mountain Valley Indemnity Company.

Management expects these rating actions, in combination with other items that have impacted the Company in 2013, to result in a significant decrease in the amount of premiums the insurance subsidiaries are able to write. The net written premiums were $237.6 million and $1,093.4 million for the three and nine months ended September 30, 2013, respectively. Business written through certain program underwriting agents requires an A.M. Best rating of A- or greater.

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

TGI was the obligor under the bank credit facility ($70 million outstanding as of September 30, 2013) and the Convertible Senior Notes (“Notes”) due September 2014 ($150 million par amount outstanding as of September 30, 2013). The indebtedness of TGI was guaranteed by Tower Group International, Ltd. (“TGIL”) and for purposes of the credit facility was also guaranteed by several of TGIL’s non-insurance subsidiaries.

On December 13, 2013, TGI closed a sale to an investment fund managed by Bregal Capital LLP (Bregal) of all of the shares of the capital stock of Canopius Group owned by TGI. The initial purchase price for the Canopius shares is $69.7 million (£42.5 million), which has been paid in full to TGI. In addition, if a legally binding contract for the sale or other transfer of shares representing a majority of the voting power of Canopius Group is entered into within six months after the date of TGI’s stock purchase agreement with Bregal, a further cash payment would be made by Bregal to TGI. This additional cash payment would be equivalent to the excess, if any, of (1) one-third of the difference between the amount in British pound sterling paid for the shares previously owned by TGI in such sale and £40.6 million (plus TGI’s share of expenses of such sale), minus (2) £1.95 million. TGI purchased its 10.7% equity stake in Canopius Group in August 2012 for $71.5 million. On December 18, 2013, NKSJ Holdings announced that it had entered into an agreement, through its insurance subsidiary Sompo Japan Insurance Inc. to purchase 100% of the shares of Canopius Group.

Using primarily proceeds from the sale, Tower’s wholly-owned subsidiary, Tower Group, Inc., has paid in full the $70.0 million outstanding on its credit facility led by Bank of America, N.A., and the credit facility has been terminated as of December 13, 2013.

Tower was in compliance with all covenants contained in the credit facility at the time of its termination.

The Company’s plan to repay the Notes is related to the closing of the ACP Re Merger Agreement with ACP Re. In the event that the ACP Re Merger Agreement does not close, the Company would evaluate a combination of using proceeds from the sale of assets held at TGI, including but not limited to, renewal rights on its commercial and personal lines of business and certain of its insurance companies to pay down the principal of the Notes. The Company can provide no assurance that it will be successful in finalizing the liquidation of the assets held at TGI or selling certain of its operating assets.

As of September 30, 2013, there were $235 million of subordinated debentures outstanding. The subordinated debentures do not have financial covenants that would cause an acceleration of their stated maturities. The earliest stated maturity date is on a $10 million debenture, with a stated maturity in May 2033. The Company has the ability to defer interest payments on its subordinated debentures for up to twenty quarters.

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

Book Value per Common Share

Book value per common share represents Tower Group International, Ltd. shareholders’ equity divided by the number of common shares outstanding. Book value per common share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per common share depending on the purchase price. (Historical share counts prior to March 13, 2013 have been adjusted for 1.1330 share conversion ratio, as discussed more fully in “Note 4 – Canopius Merger Transaction”.) The decline in book value per common share from December 31, 2012 to September 30, 2013 is primarily a result of the significant loss reserve development, the goodwill impairment charges recorded in the second and third quarters of 2013 and, to a lesser extent, to an immediate reduction from the sale of common stock to third-party investors in connection with the Canopius Merger Transaction. In addition, the decline in the fair value of the Company’s investment portfolio due to changes in interest rates had an unfavorable impact on book value per common share.

	September 30,	December 31,
(in thousands, except per share data)	2013	2012 (restated)
Calculation of book value per common share:
Tower Group International, Ltd. shareholders’ equity	$207,754	$950,058
Common shares outstanding	57,427	43,514
Book value per common share	$3.62	$21.83

Capital

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At September 30, 2013 and December 31, 2012, our capital resources were as follows:

	September 30,	December 31,
($ in thousands)	2013	2012 (restated)
Outstanding under credit facility	$70,000	$70,000
Subordinated debentures	235,058	235,058
Convertible Senior Notes	146,933	144,673
Tower Group International, Ltd. shareholders’ equity	207,754	950,058
Total capitalization	$659,745	$1,399,789
Ratio of debt to total capitalization	68.5%	32.1%

The Company’s total capitalization declined $740.0 million, or 52.9%, from December 31, 2012 to September 30, 2013. This decline is primarily a result of the significant loss reserve development and the goodwill impairment charges recorded in the second and third quarters of 2013 offset by the sale of common stock to third-party investors in connection with the Canopius Merger Transaction. As a consequence, the Company’s ratings have been downgraded by the rating agencies, Tower has seen a significant decline in its production of new and renewal business and various state insurance departments have placed limitations on the activities of the subsidiary insurance companies. See Loss Reserve Strengthening, Goodwill impairment and deferred tax valuation allowance discussion in the Highlights Section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further detail.

Management has entered into the ACP Re Merger Agreement to address the reduction in capital. In the event that the ACP Re Merger Agreement does not close, Tower’s production of new and renewal business will continue to be unfavorably impacted. See “Proposed Merger with ACP Re” discussion in the Highlights section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further detail.

The Company had $70.0 million outstanding as of both September 30, 2013 and December 31, 2012 under the credit facility. The Company was in compliance with all covenants contained in the credit facility as of September 30, 2013. On December 13, 2013, TGI paid in full the $70.0 million outstanding on the bank credit facility and the bank credit facility was terminated.

The Company’s plan to repay the Convertible Senior Notes (due September 2014) is also related to the closing of the ACP Re Merger Agreement with ACP Re. In the event that the ACP Re Merger Agreement does not close, the Company would evaluate a combination of using proceeds from the sale of assets held at TGI, including but not limited to, renewal rights on its commercial and personal line of business and certain of its insurance companies to pay down the principal of the notes.

Adoption of New Accounting Pronouncements

For a discussion of accounting standards, see “Note 3 – Accounting Policies and Basis of Presentation” of Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk that we will incur losses in our investments due to adverse changes in market rates and prices. Market risk is directly influenced by the volatility and liquidity in the market in which the related underlying assets are invested. We believe that the way we manage them, and sensitivity to changes in interest rates, changes in credit quality of issuers of investment securities, and changes in equity price risks are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2012, included in the Company’s Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in the three and nine months ended September 30, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s CFO (as the principal financial officer and person performing functions of or similar to that of the principal executive officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as described in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered under this report. Based on their evaluation, the Company’s CFO concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

(1) We did not maintain effective controls over the effectiveness of the loss reserve estimation process. Specifically, although the loss reserve committee evaluated the vast majority of methods, significant assumptions and data used to determine the actuarial central estimate, it did not evaluate all methods, significant assumptions and data, or otherwise determine that data used was appropriate, including reconciliation of assumed earned premium to the Company’s underlying systems, at a level of precision that would necessarily detect a material misstatement. As a result of inadvertent mistakes in the loss reserving process, the Company’s loss reserves were understated by $37 million and $27 million as of December 31, 2012 and 2011. These errors contributed to the restatement of the consolidated financial statements as of December 31, 2012 and 2011.

(2) We did not maintain effective controls over the effectiveness of the premium receivable account reconciliation. Specifically, although the vast majority of items identified in premiums receivable account analyses were evaluated and resolved, not all items that could result in a material misstatement were investigated and resolved on a timely basis. As a result, premiums receivable were overstated by $11 million and $10 million as of December 31, 2012 and December 31, 2011, respectively. These errors also contributed to the restatement of the consolidated financial statements as of December 31, 2012 and 2011.

(3) We did not maintain effective controls over the effectiveness of the impairment process of the long-lived tangible and intangible assets. Specifically, the Company did not evaluate all the triggering events indicating that the carrying value of its long-lived tangible and intangible assets may not be recoverable during the three months ended September 30, 2013. The long-lived tangible and intangible assets include furniture, leasehold improvements, computer equipment, software, including internally developed software, and agency force lists. Prior to the issuance of the interim financial information for the period ended September 30, 2013, the Company became aware of the potential for a material modification to the interim financial information and performed the impairment evaluation and concluded that its long-lived tangible and some intangible assets were impaired during the three month period ended September 30, 2013 and recorded a non-cash charge of $125.8 million and $17.6 million, respectively, in the consolidated statement of operations.

The Company’s CFO, in consultation with the Audit Committee, has concluded that as a result of the loss reserving, premiums receivable and long-lived tangible and intangible asset control deficiencies listed above, and the fact that these control deficiencies could result in misstatements of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected, that these control deficiencies constitute material weaknesses and as a result that its internal control over financial reporting was not effective as of September 30, 2013.

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

In addition,

(i)	the Company has obtained additional resources and enhanced the production of key reports to improve the accuracy of the elements used in its premiums receivable reconciliation process and timely evaluation and disposal of the reconciling items noted during the premiums reconciliation process, and

(ii)	Management is designing enhanced controls to ensure long-lived tangible and intangible assets are evaluated timely for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

On August 20, 2013, Robert P. Lang, a purported shareholder of Tower Group International Ltd. (“Tower”), filed a purported class action complaint (the “Lang Complaint”) against Tower and certain of its current and former officers in the United States District Court for the Southern District of New York. The Lang Complaint alleges that Tower and certain of its current and former officers violated federal securities laws and seeks unspecified damages. On September 3, 2013, a second purported shareholder class action complaint was filed by Dennis Feighay, another purported Tower shareholder, containing similar allegations to those set forth in the Lang Complaint (the “Feighay Complaint”). On October 4, 2013, a third complaint was filed by Sanju Sharma (the “Sharma Complaint”). The Sharma Complaint names as defendants Tower and certain of its current and former officers, and purports to be asserted on behalf of a plaintiff class who purchased Tower stock between May 10, 2011 and September 17, 2013. On October 18, 2013, an amended complaint was filed in the Sharma case (the “Sharma Amended Complaint”). The Sharma Amended Complaint alleges additional false and misleading statements, and purports to be asserted on behalf of a plaintiff class who purchased Tower stock between March 1, 2011 and October 7, 2013. On October 21, 2013, a number of motions were filed seeking to consolidate the shareholder class actions into one matter and for appointment of a lead plaintiff. The Company believes that it is not probable that the Lang and Feighay Complaints and the Sharma Amended Complaint will result in a loss and if it would result in a loss, that the amount of any such loss cannot reasonably be estimated.

On October 18, 2013, Cinium Financial Services Corporation (“Cinium”) and certain other affiliated parties (collectively, “Plaintiffs”) commenced an action against, among others, Tower, CastlePoint Insurance Company (“CastlePoint”), an indirect wholly owned subsidiary of Tower, and certain officers of Tower (the “New York Action”) in New York State Supreme Court. CastlePoint is a party to a Securityholders’ Agreement, dated as of June 14, 2012 (the “Securityholders’ Agreement”), among certain parties including Plaintiffs, and is also the holder of a senior note issued by Cinium dated May 15, 2012 that is convertible into shares of Cinium common stock (the “Senior Note”). On October 29, 2013, Plaintiffs filed a complaint which revised their initial pleading (the “Complaint”). Plaintiffs seek, among other things, (i) a declaratory judgment that CastlePoint has no right to exercise any control over Cinium under the Securityholders’ Agreement or to convert the Senior Note without prior regulatory approval; (ii) rescission of the Senior Note and Securityholders’ Agreement based on alleged fraudulent misrepresentations by Tower at the time these agreements were entered into; and (iii) damages of $150 million for alleged breach of fiduciary duties to Cinium and its shareholders by certain directors, and for alleged lender liability and fraudulent misrepresentation by the Company.

On November 19, 2013, a “Stipulation and Order Regarding New York Action” (the “Order”) was entered by the Court of Chancery of the State of Delaware in a separate action largely involving the same parties as the New York Action. Pursuant to the Order, the Plaintiffs will not take any actions in furtherance of the New York Action, including without limitation service of the Complaint, without providing thirty days’ prior written notice. If Plaintiffs do move forward with the New York Action, Tower intends to vigorously defend against it since it believes the Complaint is without merit. Tower believes that it is not probable that the Complaint will result in a loss and if it would result in a loss, that the amount of any such loss cannot reasonably be estimated.

On January 14, 2014, Derek Wilson, a purported shareholder of Tower, filed a purported class action complaint (the “Wilson Complaint”) against Tower, certain of its current and former directors, ACP Re Ltd. (“ACP Re”), London Acquisition Company Limited (“Merger Sub”), and AmTrust Financial Services, Inc. (“AmTrust”) in the United States District Court for the Southern District of New York. The Wilson Complaint alleges that the members of the Company’s Board of Directors breached their fiduciary duties owed to the shareholders of Tower under Bermuda law by approving Tower’s entry into the ACP Re Merger Agreement and failing to take steps to maximize the value of Tower to its public shareholders, and that Tower, ACP Re, Merger Sub, and AmTrust aided and abetted such breaches of fiduciary duties. The Wilson Complaint also alleges, among other things, that the proposed transaction undervalues Tower, that the process leading up to the ACP Re Merger Agreement was flawed, and that certain provisions of the ACP Re Merger Agreement improperly favor ACP Re and discourage competing offers for the Company. The Wilson Complaint further alleges oppressive conduct against Tower’s shareholders in violation of Bermuda law. The Wilson Complaint seeks, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the proposed transaction, rescission of the ACP Re Merger Agreement to the extent already implemented, and other forms of equitable relief. The Company believes that it is not probable that the Wilson Complaint will result in a loss and that if it would result in a loss, that the amount of any such loss cannot reasonably be estimated.

From time to time, the Company is involved in other various legal proceedings in the ordinary course of business. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on its business, results of operations or financial condition.

Item 1A. Risk Factors

You should carefully consider the following information, which should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A of our Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented and amended by the information under “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2013, which is incorporated herein by reference.

Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial condition or results of operations. Any of the risks described below or in our 2012 Annual Report on Form 10-K or our Quarterly Report on Form 10-Q for the period ended June 30, 2013 could result in a significant or material adverse effect on our business, financial condition or results of operations, and a corresponding decline in the market price of our common shares and other securities.

This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Form 10-Q, our 2012 Annual Report on Form 10-K, and our Form 10-Q for the period ended June 30, 2013. See “Business—Note on Forward-Looking Statements.”

Risks Related to Our Business

There is substantial doubt about the Company’s ability to continue as a going concern.

There is substantial doubt about the Company’s ability to remain as a going concern. As such, any potential investor or lender may be unlikely or unwilling to provide additional capital or loans to the Company. Should the Company no longer continue to support its capital or liquidity needs, or should the Company be unable to successfully execute its Capital Improvement Strategy, its inability to raise additional capital, execute any strategic alternatives or sell certain investments in an orderly manner would have a material adverse effect on the Company’s business, results of operations and financial position.

Recent declines in the ratings assigned to us and our insurance subsidiaries by A.M. Best, Fitch and Demotech, as well as any future ratings downgrades, will affect our ability to write new business, our standing among brokers, agents and insureds and cause our sales and earnings to decrease.

Financial strength ratings are an important factor influencing the competitive position of insurance companies. The objective of the rating agencies’ rating systems is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. Our insurance subsidiaries’ ratings reflect the rating agencies’ opinion of our financial strength and are not evaluations directed to investors in our securities, nor are they recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the rating agencies.

Our ability to write business is significantly influenced by our rating from A.M. Best. On December 20, 2013, A.M. Best lowered the financial strength ratings of each of our insurance subsidiaries from “B++” (Good) to “B” (Fair) (the seventh highest of fifteen rating levels), as well as the issuer credit ratings of each of our insurance subsidiaries from “bbb” to “bb”. Previously, on October 8, 2013, A.M. Best had downgraded the financial strength rating of each of our insurance subsidiaries to “B++” (Good) and their respective issuer credit ratings to “bbb” from “a-”. In addition on December 20, 2013, A.M. Best downgraded the issuer credit rating of TGI as well as the debt rating on its $146.9 million 5.00% senior convertible notes due 2014 (the “Notes”) to “b-” from “bb”. On the same date, A.M. Best also downgraded the financial strength rating of CastlePoint Reinsurance Company, Ltd. (Bermuda) to “B” (Fair) from “B++” (Good) and its issuer credit rating to “bb” from “bbb” and downgraded the issuer credit rating of Tower Group International, Ltd. to “b-” from “bb”. We, TGI and each of our insurance subsidiaries currently are and will continue to be under review with negative implications pending further discussions between A.M. Best and our management. In downgrading our ratings, A.M. Best stated that its actions “consider the magnitude of the charges taken and the material adverse impact on Tower’s risk-adjusted capitalization, financial leverage, liquidity and coverage ratios,” “consider the reduced financial flexibility [of the Company] given [its] delay in earnings, the decline in shareholder confidence and the corresponding decline in share price” and “reflect the potential for further adverse reserve development, increased competitive challenges and due to the ratings downgrade, potential actions taken by third party reinsurers and lenders.” Following the announcement of the ACP Re merger, on January 10, 2014 A.M. Best maintained the under review status of our financial strength and issuer credit ratings and revised the implications from “negative” to “developing” for all of these ratings. A.M. Best stated that, “[t]he under review status with developing implications reflects the potential benefits to be garnered from the transaction as well as the potential downside from any additional adverse reserve development and/or any unforeseen events that might transpire up until the close of the transaction…”

TGIL and our insurance subsidiaries also are rated by Fitch Ratings Ltd. (“Fitch”). Fitch insurer financial strength ratings are assigned to an insurer’s policyholder obligations and are an assessment of relative financial strength. Insurer financial strength ratings assess the ability of an insurer to meet policyholder and related obligations, relative to the “best” credit risk in a given country across all industries and obligation types. Fitch Ratings’ credit ratings provide an opinion on the relative ability of an entity to meet financial commitments, such as interest, preferred dividends, repayment of principal, insurance claims or counterparty obligations. On January 2, 2014, Fitch downgraded our issuer default rating from “B” to “CC” and the insurer strength ratings of our insurance subsidiaries from “BB” to “B”. On October 7, 2013, Fitch downgraded our issuer default rating to “B” (the sixth highest of 11 such ratings) from “BBB” and the insurer strength ratings of our insurance subsidiaries to “B” (the fifth highest of Fitch Ratings’ nine such ratings) from “A-”. In downgrading such ratings, Fitch stated that it “is concerned that Tower’s competitive position has been materially damaged, negatively impacting the Company’s financial flexibility and ability to write new business” and that “the magnitude of the second quarter charges was large enough to cause several key ratios to fall well outside of previously established ratings downgrade triggers, which resulted in the multi-notch downgrade.” On January 6, 2014, Fitch revised our rating watch status to “evolving” from “negative” following the ACP Re merger announcement, and stated that “[t]he Evolving Watch reflects that the ratings could go up if the merger closes; however, ratings could be lowered if the merger does not occur and [the Company] is unsuccessful in addressing upcoming debt maturity or if additional reserve deficiencies develop.”

Our insurance subsidiaries and the Reciprocal Exchanges also are rated by Demotech, which ratings are based upon a series of quantitative ratios and qualitative considerations that together comprise a financial stability analysis model. On December 24, 2013, Demotech announced the withdrawal of its Financial Stability Ratings (“FSRs”) assigned to our following subsidiaries: Kodiak Insurance Company, Massachusetts Homeland Insurance Company, Tower Insurance Company of New York and York Insurance Company of Maine. Concurrently, Demotech advised that the FSRs assigned to Adirondack Insurance Exchange, Mountain Valley Indemnity Company, New Jersey Skylands Insurance Association and New Jersey Skylands Insurance Company remain under review. On October 7, 2013, Demotech lowered its rating on Tower Insurance Company of New York and three other U.S. based insurance subsidiaries (Kodiak Insurance Company, Massachusetts Homeland Insurance Company and York Insurance Company of Maine) from “A’ (A prime)” to “A (A exceptional)”. In addition, Demotech removed its previous “A’ (A prime)” rating on six other U.S. based insurance subsidiaries (CastlePoint Florida Insurance Company, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company, North East Insurance Company and Preserver Insurance Company). Demotech also affirmed its “A” ratings on Adirondack Insurance Exchange, New Jersey Skylands Insurance Association, New Jersey Skylands Insurance Company and Mountain Valley Indemnity Company.

Management expects these rating actions, in combination with other items that have impacted the Company in the third quarter of 2013, to result in a decrease in the amount of premiums the insurance subsidiaries are able to write. Such rating actions also may cause concern among our agents, brokers and policyholders, resulting in a movement of business away from our insurance subsidiaries to other stronger or more highly rated insurance carriers. Because many of our agents and brokers (whom we refer to as “producers”) and policyholders purchase our policies on the basis of our current ratings, any reduction of our ratings could materially and adversely affect our ability to retain or expand our policyholder base. Similarly, the reduction of our financial strength ratings could have the effect of materially increasing the number or amount of policy surrenders by policyholders, requiring us to reduce prices for certain of our products and services to remain competitive, adversely affecting our ability to attract and retain our more profitable books of business, and adversely affecting our ability to obtain reinsurance at reasonable prices, or at all.

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

If the Company does not close on the ACP Re Merger Agreement prior to September 13, 2014, the Company’s plan to repay the Notes includes a combination of using proceeds from the sale of assets held at TGI as well as using proceeds generated by other strategic alternatives being evaluated by the Company’s Board of Directors, and to the extent necessary, issuing debt or equity securities to pay down the principal of the Notes. The Company can provide no assurance that it will be successful in generating sufficient funds to repay the Notes by selling assets held at TGI, pursuing other strategic alternatives or issuing new debt or equity securities.

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

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. We need liquidity to pay claims, reinsurance premiums, operating expenses and interest on our debt. To the extent that our capital is insufficient to meet future operating requirements and/or cover losses, we may need to raise additional funds through financings or otherwise. As a result of our recent reserve strengthening, the capital and surplus of our insurance subsidiaries has materially decreased as has our consolidated shareholders’ equity and tangible net worth. Accordingly, the Company currently is exploring the Capital Improvement Strategy, which includes, among other things, raising additional capital in private sales transactions as well as through other strategic alternatives currently being considered by the Company’s board of directors, as well as the sale of new debt or equity securities. See “We may be unable to implement our proposed capital improvement strategy or, if implemented, it may not achieve its anticipated benefits, either of which could have a material adverse effect on our business, financial condition or results of operations.”

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

TGIL is a holding company and, as such, has no direct operations of its own. We do not expect TGIL to have any significant operations or assets other than its ownership of the shares of its operating subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our shareholders. As of September 30, 2013 and as of the date hereof, none of our insurance subsidiaries could pay to us any distributions without approval.

The ability of our insurance subsidiaries to pay ordinary and extraordinary dividends must be considered in relation to the impact on key financial measurement ratios, including RBC ratios and A.M. Best’s Capital Adequacy Ratio, which in turn could affect our A.M. Best rating. As a result, at times, we may not be able to receive dividends from our insurance subsidiaries in amounts necessary to meet our ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends to our shareholders. Furthermore, as a result of our recent reserve strengthening, we incurred a material loss and decrease in our insurance subsidiaries’ capital and surplus, which will reduce their dividend paying capacity until they once again generate a profit and rebuild their surplus levels. See “Although we have paid cash dividends in the past, we announced that we would not be paying a dividend in the fourth quarter of 2013 and we likely will not pay cash dividends in the near future” below. Accordingly, if you require dividend income you should carefully consider these risks before making an investment in our Company.

Although we have paid cash dividends in the past, we announced that we would not be paying a dividend in the fourth quarter of 2013 and we likely will not pay cash dividends in the near future.

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

Our insurance subsidiaries are subject to minimum capital and surplus requirements imposed under the laws of their respective states or other jurisdictions of domicile and each state in which they issue policies. Any failure by one of our insurance subsidiaries to meet minimum capital and surplus requirements imposed by applicable state or other local insurance law will subject it to corrective action, which may include requiring adoption of a comprehensive financial plan that identifies the conditions that contributed to the financial condition, as well as proposals to correct the financial problems and provide projections of the entity’s financial condition, both with and without proposed corrections. The plan must also outline the key assumptions underlying the projections and identify the quality of, and problems associated with, the underlying business. Depending on an entity’s actual level of capital and surplus in comparison to its Company Action Level (or, in the case of Bermuda insurance entities, from a solvency formula prescribed by the BMA), insurance regulators could increase their oversight, restrict the placement of new business, or place the entity under state regulatory control. As of September 30, 2013, Tower Reinsurance, Ltd. (“TRL”), one the Company’s two Bermuda-based reinsurers, had capital and surplus that did not meet the minimum capital and surplus requirements of the BMA.

The Company projects, based on estimated RBC calculations as of September 30, 2013, that two of its U.S. based insurance subsidiaries (which are New York domiciled) may have minimum capital and surplus below Company Action Level and may not meet the minimum capital and surplus requirements of their respective state regulators. As a result, management has discussed the ACP Re Merger Agreement with and provided its RBC forecasts to the regulators to document Company’s business plan to bring these two U.S. based insurance subsidiaries’ capital and surplus levels above Company Action Level.

The Company has discussed with the BMA its intention to combine a substantial portion of the business and the capital of CastlePoint Reinsurance Company (“CastlePoint Re”), the Company’s other Bermuda based reinsurer, with TRL. Through this combination, management believes that the combined entity’s capital would meet the minimum capital and surplus thresholds determined by the BMA. In addition TRL is required to collateralize the additional $243 million of assumed reserves in a trust for the benefit of TICNY, the lead pool company of the U.S. insurance companies. Such funding has not yet occurred and requires approval by the Bermuda regulator (the “BMA”). The BMA approved the transfer of assets from TRL to CastlePoint Re, allowing CastlePoint Re to increase the funding in the reinsurance trust for the benefit of TICNY in January 2014. New York Department of Financial Services has confirmed this will be acceptable for the purpose of admitted surplus and capital on TICNY’s 2013 statutory basis financial statements.

A decline in the capital and surplus of our insurance subsidiaries may limit or eliminate their ability to pay dividends to us, which materially and adversely affects our ability to pay dividends to our shareholders. As of September 30, 2013, TICNY and the other U.S. Pool companies have negative unassigned surplus, and are therefore prohibited from paying dividends to the Holding Company. See “Although we have paid cash dividends in the past, we announced that we would not be paying a dividend in the fourth quarter of 2013 and we likely will not pay cash dividends in the near future.” Any new minimum capital and surplus requirements adopted in the future may require us to further increase the capital and surplus of our insurance subsidiaries, which we may not be able to do.

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

As noted above, we strengthened our loss reserves with respect to the Commercial Insurance segments as of September 30, 2013, which resulted in an unfavorable effect on net income. This reserve strengthening has had a material adverse effect on our business, financial condition and results of operations. See “Note 9-Loss and Loss Adjustment Expense” to the Notes to the Consolidated Financial Statements. Given the contingencies and uncertainties described above, there can be no assurance that we have accurately estimated our loss and loss adjustment reserves, and further revisions to these estimates may occur in the future, which may require us to further increase these reserves. If increases to our loss and loss adjustment reserves become necessary, this may have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, many of our quota share reinsurance agreements contain provisions for a ceding commission under which the commission rate that we receive varies inversely with the loss ratio on the ceded premiums, with higher commission rates corresponding to lower loss ratios and vice versa. The loss ratio depends on our estimate of the loss and loss adjustment expense reserves on the ceded business. As a result, the same uncertainties associated with estimating loss and loss adjustment expense reserves affect the estimates of ceding commissions earned. If and to the extent that we have to increase our reserves on the business that is subject to these reinsurance agreements, we may have to reduce the ceding commission rate, which would amplify the reduction in our net income in the period in which the increase in our reserves is made. For example, in connection with our September 30, 2013 reserve strengthening, the related decrease in our ceding commission rate resulted in additional year-to-date loss for the nine months ended September 30, 2013 of $9.6 million.

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

As of December 31, 2012, we had a net balance due us from our reinsurers of $541.0 million, consisting of $459.5 million in reinsurance recoverables on unpaid losses, $17.6 million in reinsurance recoverables on paid losses and $63.9 million in prepaid reinsurance premiums. Since 2003, we have sought to manage our exposure to our reinsurers by placing our quota share reinsurance on a “funds withheld” basis and requiring any non-admitted reinsurers to collateralize their share of unearned premium and loss reserves. Our net exposure (which considers collateral available to the Company) to our reinsurers totaled $388.1 million as of December 31, 2012. As of December 31, 2012, our largest net exposure to any one reinsurer was $47.8 million, related to Hannover Ruckversicherungs, AG, which is rated A+ by A.M. Best. As of December 31, 2012, our largest balance due from any one reinsurer (before considering any collateral) was $84.4 million, which was due from Swiss Reinsurance America Corp. which is rated A+ by A.M. Best.

We calculate our balances due from reinsurers annually in connection with the preparation and filing of our Form 10-K. Accordingly, such amounts as of September 30, 2013 may differ materially from those reported as of year-end. For example, as disclosed in our Form 8-K dated October 1, 2013, we recently entered into reinsurance agreements with Arch Reinsurance Ltd., Hannover Re (Ireland) Plc and Southport Re (Cayman) Ltd. with respect to policies written in our commercial lines business. Such reinsurance arrangements will result in substantially larger amounts due from these reinsurers.

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

The property and casualty insurance industry is highly competitive and has historically been characterized by periods of significant pricing competition alternating with periods of greater pricing discipline, during which competition focuses on other factors. Beginning in 2000, the market environment was increasingly favorable as rates increased significantly. During the latter part of 2004 and throughout 2005, increased competition in the marketplace became evident and, as a result, average annual rate increases became moderate. The catastrophe losses of 2004 and 2005 produced increased pricing and reduced capacity for insurance of catastrophe-exposed property. However, a softening of the non-catastrophe-exposed market in 2006 through 2009 has led to more aggressive pricing in specific segments of the commercial lines business, particularly in those lines of business and accounts with larger annual premiums. The Insurance Information Institute indicates that the industry-wide change in net premiums written in the Property & Casualty industry in 2011 increased to $15.8 billion or 3.7% over 2010. A.M. Best reported that the industry-wide net premiums written in the property and casualty industry increased 3.5% in 2011 as compared to 1.0% in 2010 and increased 4.1% in the first quarter of 2013 as compared to the first quarter of 2012.

The new capacity that had entered the market had placed more pressure on production and profitability targets. A.M. Best had stated that industry policyholder surplus grew annually from 2003-2012 except for declines in 2008 and 2011. However, industry policyholder surplus increased by 7.0% to $624.3 billion in the third quarter of 2013 from the corresponding period in 2012. This places the premium-to-surplus ratio at 0.78:1.0 as of September 30, 2013.

Competition driven by strong earnings and capital gains can be projected to moderate as economic conditions impacting those sources deteriorate. Overall capacity and declining underwriting profits may result in a lessening of competitive pressure from other insurers that previously sought to expand the types or amount of business they write. This may cause a shift in focus by some insurers from an interest in market share to increase their concentration on underwriting discipline. Historically, we have attempted to compete based primarily on products offered, service, experience, the strength of our client relationships, reputation, speed of claims payment, financial strength ratings, scope of business, commissions paid and policy and contract terms and conditions. There are no assurances that in the future we will be able to provide such competitive advantages, or be able to retain or attract customers at prices which we consider to be adequate.

In our commercial and personal lines admitted business segments, we have historically competed with major U.S. insurers and certain underwriting syndicates, including large national companies such as Travelers Companies, Inc., Allstate Insurance Company, GEICO, Progressive Corporation and State Farm Insurance; regional insurers such as Selective Insurance Company, Hanover Insurance and Peerless Insurance Company and smaller, more local competitors such as Greater New York Mutual, Magna Carta Companies, MMI Insurance Company, Quincy Mutual Fire Insurance Company and Utica First Insurance Company. Our non-admitted binding authority and commercial business with general agents historically competed with Scottsdale Insurance Company, Admiral Insurance Company, Mt. Hawley Insurance Company, Navigators Group, Inc., Essex Insurance Company, Colony Insurance Company, Century Insurance Group, Nautilus Insurance Group, RLI Corp., United States Liability Insurance Group and Burlington Insurance Group, Inc. In our program business, we competed against competitors that write program business such as QBE Insurance Group Limited, Delos Insurance Group, Am Trust Financial Services, Inc., RLI Corp., Chartis Inc., W.R. Berkley Corporation, Markel Corporation, Great American Insurance Group and Philadelphia Insurance Companies.

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

We are also involved in a number of putative securities class action lawsuits brought by alleged shareholders alleging violations of the federal securities laws in connection with, among other things, purported false and misleading statements concerning our loss reserve estimates, and challenging Tower’s entry into the ACP Re Merger Agreement. We believe that it is not probable that these lawsuits will result in a loss and if it would result in a loss, that the amount of any loss cannot be reasonably estimated.

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

On October 7, 2013, the Company announced that its June 30, 2013 loss reserves were strengthened by approximately $365 million. The Company then undertook to review its reserve analyses for prior years. During this evaluation, the Company considered its historical loss reserve analyses and the analyses of its independent actuaries and reviewed and discussed its conclusions with its independent registered public accounting firm. Upon completion of this evaluation, the Company determined that inadvertent mistakes in classification of insurance premiums by line of business used in the loss reserving process resulted in (1) an increase in the loss and loss adjustment expenses of $9.6 million, $21.7 million and $5.7 million, for the years ended December 31, 2012, 2011 and 2010, respectively, and (2) a decrease in the reinsurance recoverables on unpaid losses asset balance by $37.0 million, $27.4 million and $5.7 million as of December 31, 2012, 2011 and 2010, respectively. In addition, subsequent to the announcement on October 7, 2013, the Company identified errors in its historical premiums receivable balances due to inadvertent mistakes in its premiums receivable reconciliation process. This resulted in (1) a decrease of premiums receivable asset balance of $11.0 million, $10.0 million, $5.6 million and $7.2 million as of the years ended December 31, 2012, 2011, 2010 and 2009, respectively, and (2) an increase (decrease) of other operating expenses of $1.0 million, $4.4 million, ($1.6) million and $7.2 million for the years ended December 31, 2012, 2011, 2010 and 2009, respectively. The Company also will correct other immaterial adjustments that were initially recorded in the period they were identified. Tower was not aware of these inadvertent mistakes when it announced the reserve charge on October 7, 2013. Correction of these errors did not increase the previously announced charge of approximately $365 million.

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

As a result of the material weaknesses described above, in the past, the Company’s disclosure controls and procedures were not effective to timely prevent or detect errors in its consolidated financial statements which led to the need to restate or revise its financial statements, as well as delays in some of its filings. If the Company’s efforts to remediate the weaknesses identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could also result in future misstatements of the Company’s results of operations, which could, among other things, result in additional restatements or revisions of the Company’s consolidated financial statements and/or further delays in the Company’s filings, and could have a material and adverse effects on the Company’s business, results of operations or financial condition.

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

In the second and third quarter of 2013, we recorded adverse reserve development, all of which relates to our Commercial Insurance unit. This charge significantly reduced our statutory surplus and consequently resulted in a downgrade of our financial strength ratings.

In the second quarter of 2013, we performed the impairment analysis on the Commercial Insurance reporting unit and recorded a non-cash goodwill impairment charge of $214.0 million to write-down all of the goodwill associated with such unit.

In the third quarter of 2013, management impaired the remaining $55.5 million of goodwill, all of which was allocated to the Personal Insurance reporting unit.

In addition, $1.9 million of additional goodwill resulting from the acquisition of marine and energy business in July of 2013 was fully impaired as of September 30, 2013.

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

As a result of the reserve strengthening, the Company is expecting its U.S. based operations to have a pre-tax loss for 2013, which would result in a three-year cumulative loss position on its U.S. subsidiaries. After considering this negative evidence and uncertainty regarding the Company’s ability to generate sufficient future taxable income in the United States, the Company concluded that it should not recognize any net deferred tax assets (comprised principally of net operating loss carryforwards). The Company therefore provided a full valuation allowance against its deferred tax asset at September 30, 2013.

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

Risks Related to the Proposed Merger with ACP Re

Failure to complete the proposed merger with ACP Re could adversely affect our ability to continue as a going concern.

There is no assurance that the closing of our proposed merger with ACP Re will occur. Consummation of the merger is subject to various conditions, including, among other things, the approval of the ACP Re Merger Agreement and the merger by the holders of a majority of our outstanding common shares, and certain other customary conditions, including, among other things, the absence of laws or judgments prohibiting or restraining the merger and the receipt of certain regulatory approvals. We cannot predict with certainty whether and when any of these conditions will be satisfied. In addition, the ACP Re Merger Agreement may be terminated under certain specified circumstances, including if the merger is not consummated on or before September 30, 2014, if the proxy statement relating to the merger is not filed with the SEC on or prior to March 3, 2014 or if the special meeting of our shareholders is not convened and held on or prior to August 15, 2014. If the ACP Re Merger Agreement is not approved by our shareholders or if the merger is not consummated for any other reason, our shareholders will not receive any payment for their shares in connection with the merger. Instead, we will remain an independent public company and the common shares will continue to be listed and traded on NASDAQ. There is, however, substantial doubt about our ability to continue as a going concern. Recent declines in our financial strength and issuer credit ratings have materially adversely affected our ability to write new business. See “Recent declines in the ratings assigned to us and our insurance subsidiaries by A.M. Best, Fitch and Demotech, as well as any future ratings downgrades, will affect our ability to write new business, our standing among brokers, agents and insureds and cause our sales and earnings to decrease.”

In addition, TGI’s $146.9 million 5.00% senior convertible notes mature on September 15, 2014 and we currently do not have, and do not anticipate obtaining, any commitments with respect to raising additional capital or liquidating investments that will provide sufficient funds to pay the principal of the Notes when they mature. See “We may be unable to implement our proposed capital improvement strategy or, if implemented, it may not achieve its anticipated benefits, either of which could have a material adverse effect on our business, financial condition or results of operations.” Also, under specified circumstances, the ACP Re Merger Agreement may require us to reimburse ACP Re for its expenses or pay ACP Re a fee with respect to the termination of the ACP Re Merger Agreement, which would further impact our ability to continue as a going concern if the merger is not completed.

Item 1B. Unresolved Staff Comments

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2013, the Company purchased 269 shares of its common stock from employees in connection with the vesting of restricted stock issued in connection with its 2008 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.

TGI’s previously approved share repurchase program expired in March 2013.

The following table summarizes the Company’s stock repurchases for the three months ended September 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publically Announced Repurchase Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Repurchase Plans
Third quarter
July 1 - 31, 2013	269	$21.32	-	$50,000,000
August 1 - 31, 2013	-	-	-	50,000,000
September 1 - 30, 2013	-	-	-	50,000,000
Subtotal third quarter	269	21.32	-	50,000,000

(1)	Includes 269 shares withheld to satisfy tax withholding amounts due from employees upon the receipt of previously restricted shares.
(2)	Including commissions.

Item 6. Exhibits

Exhibit 31	Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

Exhibit 32	Chief Executive Officer and Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

EX-101	INSTANCE DOCUMENT

EX-101	SCHEMA DOCUMENT

EX-101	CALCULATION LINKBASE DOCUMENT

EX-101	LABELS LINKBASE DOCUMENT

EX-101	PRESENTATION LINKBASE DOCUMENT

EX-101	DEFINITION LINKBASE DOCUMENT

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower Group International, Ltd.
Registrant

Date: February 11, 2014	/s/ William E. Hitselberger
Executive Vice President and Chief Financial Officer
(principal financial officer and person performing functions of or similar to that of the principal executive officer)