Form 10-K
period 2013-12-31
Tower Group International, Ltd.
filed 2014-05-02
CIK 1289592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013 Or

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

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of Tower Group International, Ltd’s common stock held by non-affiliates on June 30, 2013 (based on the closing price on the NASDAQ Global Select Market on such date) was $1,107,799,000.

As of April 30, 2014, the registrant had 57,305,726 shares of common stock outstanding.

As of such date, Tower Group International, Ltd. was not a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Item 1. Business

Overview

The Annual Report on Form 10-K is being filed by Tower Group International, Ltd. (“TGIL”) on behalf of and as successor to Tower Group, Inc. (“TGI”). TGIL is deemed to be the successor to TGI pursuant to Rule 12g-3(a) under the Exchange Act. On March 13, 2013, TGI completed a merger transaction with TGIL, formerly known as Canopius Holdings Bermuda Limited (“Canopius Bermuda”). Canopius Bermuda was re-named Tower Group International, Ltd. and became the ultimate parent company (the “Canopius Merger Transaction”). TGIL is the successor issuer to TGI, succeeding to the attributes of TGI as registrant, including TGI’s SEC file number. TGIL’s Common Shares (as defined below) trade on the same exchange, the NASDAQ Global Select Market, and under the same trading symbol, “TWGP,” that the shares of TGI common stock traded on and under prior to the Canopius Merger Transaction.

As used in this Form 10-K, unless the context requires otherwise, references to “Tower”, the “Company”, “we”, “us”, or “our” (i) with respect to any period, event or occurrence prior to March 13, 2013, are to Tower Group, Inc. and (ii) with respect to any subsequent period, event or occurrence, are to Tower Group International, Ltd., and, in each case, include the Company’s insurance subsidiaries, managing general agencies and management companies. Tower is also the attorney-in-fact (“AIF”) for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together, the “Reciprocal Exchanges”). The Company does not have an ownership interest in the Reciprocal Exchanges but is required to consolidate their results for financial reporting purposes. A full listing of the subsidiaries of Tower is included as Exhibit 21.1 to this Form 10-K.

Through the Company’s insurance subsidiaries, Tower offers a range of general commercial, specialty commercial and personal property and casualty insurance products and services to businesses in various industries and to individuals throughout the United States. We provide these products on both an admitted and an excess and surplus (“E&S”) lines basis. Insurance companies writing on an admitted basis are licensed by the states in which they sell policies and are required to offer policies using premium rates and forms that are filed with state insurance regulators. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them the flexibility to change the coverage offered and the rate charged without the time constraints and financial costs associated with the filing process.

Proposed Merger with ACP Re

On January 3, 2014, Tower entered into an Agreement and Plan of Merger (“ACP Re Merger Agreement”) with ACP Re Ltd. (“ACP Re”), and a wholly-owned subsidiary of ACP Re (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub would merge with and into Tower, with Tower as the surviving corporation in the merger and a wholly owned subsidiary of ACP Re. The transaction would close in the summer of 2014, subject to the satisfaction or waiver of the closing conditions contained in the ACP Re Merger Agreement. ACP Re is a Bermuda based reinsurance company. The controlling shareholder of ACP Re is a trust established by the founder of AmTrust Financial Services, Inc. (“AmTrust”), National General Holdings Corporation (“NGHC”) and Maiden Holdings, Ltd. Notwithstanding any other statement in this Form 10-K or any other document, many of the conditions for closing the ACP Re Merger Agreement remain outstanding and there can be no assurance that they will be satisfied or that the transaction will be consummated or when it may close.

Pursuant to the terms of the ACP Re Merger Agreement, at the effective time of the merger, each outstanding share of Tower’s common stock, par value $0.01 per share (the “Common Shares”), following the settlement of all outstanding equity awards, will be converted into the right to receive $3.00 in cash, with an aggregate value of approximately $172.1 million.

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

Concurrently with the execution of the ACP Re Merger Agreement, several subsidiaries of Tower have entered into two Cut-Through Reinsurance Agreements, pursuant to which a subsidiary of AmTrust and a subsidiary of NGHC will provide 100% quota share reinsurance and a cut-through endorsement to cover all eligible new and renewal commercial and personal lines business, respectively, and at their option, losses incurred on or after January 1, 2014 on not less than 60% of the in-force business. Tower received confirmation on January 16, 2014 from AmTrust and NGHC that they would exercise such option to reinsure on a cut-through basis losses incurred on or after January 1, 2014 under in-force policies with respect to (1) in the case of

AmTrust, approximately 65.7% of Tower’s unearned premium reserves as of December 31, 2013 with respect to its ongoing commercial lines business, and (2) in the case of NGHC, 100% of Tower’s unearned premium reserves as of December 31, 2013 with respect to its personal lines segment business. Tower will receive a 20% ceding commission from AmTrust or NGHC on all Tower unearned premiums that are subject to the Cut-Through Reinsurance Agreements and a 22% ceding commission on 2014 ceded premiums.

Concurrently with the execution of the ACP Re Merger Agreement, the controlling shareholder of ACP Re has provided to Tower a guarantee for the payment of the merger consideration, effective upon the closing of the merger.

The ACP Re Merger Agreement was unanimously approved by the respective Boards of Directors of ACP Re and Tower, and is conditioned, among other things, on: (i) the approval of Tower’s shareholders, (ii) receipt of governmental approvals, including antitrust and insurance regulatory approvals (on January 30, 2014, the Company was granted early termination of the Hart-Scott-Rodino waiting period, which requires persons contemplating certain mergers or acquisitions to give the Federal Trade Commission and the Assistant Attorney General advanced notice and to wait designated periods before consummation of such plans), (iii) the absence of any law, order or injunction prohibiting the merger, (iv) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), and (v) each party’s compliance with its covenants and agreements contained in the ACP Re Merger Agreement. In addition, ACP Re’s obligation to consummate the merger is subject to the non-occurrence of any material adverse effect on Tower, as well as the absence of any insolvency-related event affecting Tower. The transaction is also conditioned on holders of not more than 15% of Tower’s common stock dissenting to the merger.

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

Michael H. Lee, the former Chairman, President and Chief Executive Officer of Tower, who beneficially owns approximately 4.2% of the issued and outstanding common stock of Tower as of January 3, 2014, has entered into a support agreement pursuant to which he has agreed to vote his shares in favor of the merger.

Significant Business Developments and Risks and Uncertainties

Loss reserve increase, goodwill and fixed asset impairment and deferred tax valuation allowance

Loss and loss adjustment expenses for the twelve months ended December 31, 2013, recorded in the statement of operations included an increase of $533.0 million, excluding the Reciprocal Exchanges, relating to reserve increases associated with losses from prior accident years. This unfavorable loss development arose primarily from accident years 2008-2012 within the workers’ compensation, commercial multi-peril liability (“CMP”), other liability and commercial auto liability lines of business partially offset by a modest amount of favorable development from more recent years within the short tail property lines of business. The Company performed comprehensive updates to its internal reserve study in response to continued observance in the second, third and fourth quarters of 2013 of higher than expected reported loss development. In conjunction with its comprehensive internal reviews, the Company also retained a consulting actuary to perform an independent reserve study in the fourth quarter of 2013 for lines of business comprising over 98% of the Company’s loss reserves. Since 2010, the Company has changed the mix of business by reducing the amount of program and middle market workers’ compensation and liability business that it underwrites.

The 2013 reserve increase was viewed by the Company as an event or circumstance that required the Company to perform a detailed quantitative analysis of whether its recorded goodwill was impaired. After performing the quantitative analysis in the second quarter of 2013, it was determined that $214.0 million of goodwill, which represents all of the goodwill allocated to the Commercial Insurance reporting unit, was impaired. In the third quarter of 2013, management in its judgment concluded that the remaining $55.5 million of goodwill, all of which was allocated to the Personal Insurance reporting unit, was impaired. In addition, $1.9 million of additional goodwill resulting from the acquisition of marine and energy business in July of 2013 was fully impaired as of September 30, 2013. Additionally, in 2013, the Company impaired $125.8 million of fixed assets. At December 31, 2013, there was no goodwill remaining on the balance sheet. See “Note 7 – Goodwill, Intangible and Fixed Asset Impairments” for additional detail on the goodwill and fixed asset impairments.

As a result of the reserve increase and goodwill and fixed assets impairment charges, the Company’s U.S. based operations have a pre-tax loss for 2013, which results in a three-year cumulative tax loss position on its U.S. subsidiaries. After considering this negative evidence and uncertainty regarding the Company’s ability to generate sufficient future taxable income in the United States, the Company concluded that it should not recognize any net deferred tax assets (comprised principally of net operating loss carryforwards). The Company, therefore, has provided a full valuation allowance against its deferred tax asset at December 31, 2013.

Reinsurance Agreements

In the third quarter of 2013, Tower entered into agreements with three reinsurers, Arch Reinsurance Ltd. (“Arch”), Hannover Re (Ireland) Plc. (“Hannover”) and Southport Re (Cayman), Ltd. (“Southport Re”). These agreements provided for surplus enhancement and improved certain financial leverage ratios, while increasing the Company’s financial flexibility. The agreements with Arch and Hannover each consisted of one reinsurance agreement while the arrangement with Southport Re consists of several agreements. Each of these is described below.

The first agreement was between Tower Insurance Company of New York (“TICNY”), on its behalf and on behalf of each of its pool participants, and Arch. Under this multi-line quota share agreement, TICNY ceded 17.5% on a quota share of certain commercial automobile liability, commercial multi-peril property, commercial multi-peril liability and brokerage other liability (mono line liability) businesses. The agreement covers losses occurring on or after July 1, 2013 for policies in-force as of June 30, 2013 and policies written or renewed from July 1, 2013 to December 31, 2013.

The second agreement was between TICNY, on its behalf and on behalf of each of its pool participants, and Hannover. Under this multi-line quota share agreement, TICNY ceded 14% on a quota share of certain brokerage commercial automobile liability, brokerage commercial multi-peril property, brokerage commercial multi-peril liability, brokerage other liability (mono line liability) and brokerage workers’ compensation businesses. The agreement covers losses occurring on or after July 1, 2013 for policies in-force as of June 30, 2013 and policies written or renewed from July 1, 2013 to December 31, 2013.

The third arrangement with Southport Re consisted of two separate agreements with TICNY, on its behalf and on behalf of each of its pool participants, and a third agreement with Tower Reinsurance, Ltd. (“TRL”). Under the first of the agreements with TICNY, TICNY ceded to Southport Re a 30% quota share of its workers’ compensation and employer’s liability business (the “Southport Quota Share”). The Southport Quota Share covers losses occurring on or after July 1, 2013 for policies in force at June 30, 2013 and policies written or renewed during the term of the agreement and has been accounted for using deposit accounting treatment. Deposit assets of $28.7 million as of December 31, 2013 related to the Southport Quota Share are reflected in Other assets in the consolidated balance sheet. Under the second of these agreements with TICNY, an aggregate excess of loss agreement, Southport Re assumed a portion of the losses incurred by TICNY on its workers’ compensation and employer’s liability business between January 1, 2011 and June 30, 2013, but paid by TICNY on or after June 1, 2013 (the “TICNY/Southport Re ADC”). Finally, TRL, a wholly-owned Bermuda-domiciled reinsurance subsidiary of Tower, also entered into an aggregate excess of loss agreement with Southport Re, in which Southport Re assumed a portion of the losses incurred by TRL on its assumed workers’ compensation and employer’s liability business between January 1, 2011 and June 30, 2013, but paid by TRL on or after June 1, 2013 (the “TRL/Southport Re ADC”, or, collectively, the “Southport Re ADCs”). The Southport Re ADCs were accounted for as retroactive reinsurance.

The reinsurance agreements with Arch and Hannover resulted in ceded premiums earned, ceding commission revenue and ceded loss and loss adjustment expenses of $76.8 million, $22.3 million and $41.1 million, respectively, for the year ended December 31, 2013.

As a result of the announced merger agreement with ACP Re, it was decided that the Southport treaties should be commuted. As a result of a negotiation between the Company and Southport, all of these treaties were commuted effective as of February 19, 2014, with the result of the commutation being that all premiums paid to Southport by the Company were returned to the Company, and all liabilities assumed by Southport were cancelled, and such liabilities became the obligation of the Company. In 2014, the Company will record a gain of approximately $6.4 million resulting from the terminations.

A.M. Best, Fitch and Demotech Downgrade the Company’s Financial Strength and Issuer Credit Ratings

On December 20, 2013, A.M. Best lowered the financial strength ratings of each of Tower’s insurance subsidiaries from “B++” (Good) to “B” (Fair) (the seventh highest of fifteen rating levels), as well as the issuer credit ratings of each of Tower’s insurance subsidiaries from “bbb” to “bb”. Previously, on October 8, 2013, A.M. Best had downgraded the financial strength rating of each of Tower’s insurance subsidiaries to “B++” (Good) and their respective issuer credit ratings to “bbb” from “a-”. In addition, on December 20, 2013 A.M. Best downgraded the issuer credit rating of TGI as well as the debt rating on its $147.7 million 5.00% senior convertible notes due 2014 (the “Notes”) to “b-” from “bb”. On the same date, A.M. Best also downgraded the financial strength rating of CastlePoint Reinsurance Company, Ltd. (Bermuda) to “B” (Fair) from “B++” (Good) and its issuer credit rating to “bb” from “bbb” and downgraded the issuer credit rating of Tower Group International, Ltd. to “b-” from “bb”. TGI and each of its insurance subsidiaries currently are and will continue to be under review with negative implications pending further discussions between A.M. Best and management. In downgrading Tower’s ratings, A.M. Best stated that its actions “consider the magnitude of the charges taken and the material adverse impact on Tower’s risk-adjusted capitalization, financial leverage, liquidity and coverage ratios,” “consider the reduced financial flexibility [of the Company] given [its] delay in earnings, the decline in shareholder confidence and the corresponding decline in share price” and “reflect the potential for further adverse reserve development, increased competitive challenges and due to the ratings downgrade, potential actions taken by third party reinsurers and lenders.” Following the announcement of the ACP Re merger, on January 10, 2014, A.M. Best maintained the under review status of Tower’s financial strength and issuer credit ratings and revised the implications from “negative” to

“developing” for all of these ratings. A.M. Best stated that, “[t]he under review status with developing implications reflects the potential benefits to be garnered from the transaction as well as the potential downside from any additional adverse reserve development and/or any unforeseen events that might transpire up until the close of the transaction…”

On January 2, 2014, Fitch downgraded Tower’s issuer default rating from “B” to “CC” and the insurer strength ratings of its insurance subsidiaries from “BB” to “B”. On October 7, 2013, Fitch downgraded Tower’s issuer default rating to “B” (the sixth highest of 11 such ratings) from “BBB” and the insurer strength ratings of its insurance subsidiaries to “B” (the fifth highest of Fitch Ratings’ nine such ratings) from “A-”. In downgrading such ratings, Fitch stated that it “is concerned that Tower’s competitive position has been materially damaged, negatively impacting the Company’s financial flexibility and ability to write new business” and that “the magnitude of the second quarter charges was large enough to cause several key ratios to fall well outside of previously established ratings downgrade triggers, which resulted in the multi-notch downgrade.” On January 6, 2014, Fitch revised Tower’s rating watch status to “evolving” from “negative” following the ACP Re merger announcement, and stated that “[t]he Evolving Watch reflects that the ratings could go up if the merger closes; however, ratings could be lowered if the merger does not occur and [the Company] is unsuccessful in addressing upcoming debt maturity or if additional reserve deficiencies develop.”

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

Management expects these rating actions, in combination with other items that have impacted the Company in 2013, to result in a significant decrease in the amount of premiums the insurance subsidiaries are able to write. Direct written premiums were $1,606.2 million for the twelve months ended December 31, 2013. Business written through certain program underwriting agents requires an A.M. Best rating of A- or greater.

Tower’s products include the following lines of business: commercial multiple-peril packages, other liability, workers’ compensation, commercial automobile, fire and allied lines, inland marine, personal package, homeowners, personal automobile and assumed reinsurance. These products are sold, primarily, through retail agencies, wholesale agencies, program underwriting agents, and reinsurance brokerage units. With the exception of the personal automobile insurance written through retail agencies and wholesale agencies, which represented $98.1 million of written premiums (excluding the Reciprocal Exchanges) for the year ended December 31, 2013, management believes the Company will be unable to continue writing the majority of its business following the second A.M. Best rating downgrade on December 20, 2013. The total effect of these ratings actions on the Company’s financial position, results of operations or liquidity is not determinable at this stage.

In January 2014, Tower’s Board of Directors approved Tower’s merger with ACP Re. In light of the adverse ratings actions, concurrent with entering into its merger agreement with ACP Re, Tower entered into cut-through reinsurance treaties with affiliates of ACP Re. As a result of this merger, if it closes, and the execution of the cut-through reinsurance treaties, Tower believes its insurance subsidiaries will retain significant portions of their business. (See “Note 9 - Reinsurance” for a discussion of the cut-through reinsurance treaties).

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

Tower has in place several intercompany reinsurance transactions between its U.S. based insurance subsidiaries and its Bermuda based insurance subsidiaries. The U.S. based insurance subsidiaries have historically reinsured on a quota share basis obligations to CastlePoint Reinsurance Company (“CastlePoint Re”), one of its Bermuda based insurance subsidiaries. The 2013 obligations that CastlePoint Re assumes from the U.S. based insurance subsidiaries are then retroceded to TRL, Tower’s other Bermuda based insurance subsidiary. In addition, CastlePoint Re also entered into a loss portfolio transaction with TRL where its reserves associated with the U.S. insurance subsidiary business for underwriting years prior to 2013 were all transferred to TRL. CastlePoint Re is required to collateralize $648.9 million of its assumed reserves in a reinsurance trust for the benefit of TICNY, the lead pool company of the U.S. insurance companies. On February 5, 2014, the BMA approved the transfer of $167.3 million in unencumbered liquid assets from TRL to CastlePoint Re, allowing CastlePoint Re to increase the funding in the reinsurance trust for the benefit of TICNY. The New York State Department of Financial Services (the “NYDFS”) has confirmed this will be acceptable for the purpose of admitted surplus and capital on TICNY’s 2013 statutory basis financial statements. For the 2013 statutory basis financial statements, CastlePoint Re reported $581.7 million in its reinsurance trust.

Based on RBC calculations as of December 31, 2013, six of Tower’s ten U.S. based insurance subsidiaries have capital and surplus below Company Action Level and do not meet the minimum capital and surplus requirements of their respective state regulators. As a result, management has discussed the ACP Re Merger Agreement and the Cut-Through Reinsurance Agreement and provided its 2014 RBC forecasts to the regulators to document the Company’s business plan to bring two of these U.S based insurance subsidiaries’ capital and surplus levels above Company Action Level.

As a result of the recognition of the coding commission relating to the Cut-Through Reinsurance Agreements executed with AmTrust and NGHC in January 2014, the U.S. based insurance subsidiaries’ capital and surplus will increase significantly from December 31, 2013 to January 1, 2014, as the U.S. based subsidiaries will transfer a significant portion of their commercial lines unearned premium to a subsidiary of AmTrust and all of their personal lines unearned premiums to a subsidiary of NGHC. Accordingly, as of January 1, 2014, the effect of the Cut-Through Reinsurance Agreements increased the surplus of two of the U.S. based insurance subsidiaries such that their capital and surplus levels exceeded Company Action Level.

In 2013, the NYDFS issued orders for seven of Tower’s insurance subsidiaries, subjecting them to heightened regulatory oversight, which includes providing the NYDFS with increased information with respect to the insurance subsidiaries’ business, operations and financial condition. In addition, the NYDFS has placed limitations on payments and transactions outside the ordinary course of business and material changes in the insurance subsidiaries’ management and related matters. Tower’s management and Board of Directors have held discussions with the NYDFS, and Tower has been complying with the orders and oversight.

On April 21, 2014, the NYDFS issued additional orders for two of Tower’s insurance subsidiaries instructing them to provide plans to address weaknesses in such insurance subsidiaries’ risk based capital levels as shown in their statutory annual financial statements, and imposing further enhanced reporting and prior approval requirements and limitations on writings of new business. On the same date, the NYDFS issued a letter pertaining to one of Tower’s insurance subsidiaries requiring the submission of a plan to address weaknesses in risk based capital levels.

The Massachusetts Division of Insurance (“MDOI”) and Tower management have agreed to certain restrictions on the operations of Tower’s two Massachusetts domiciled insurance subsidiaries. Tower management has agreed to cause these subsidiaries to provide the MDOI with increased information with respect to their business, operations and financial condition, as well as limitations on payments and transactions outside the ordinary course of business and material changes in their management and related matters.

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

On April 11, 2014, the New Jersey Department of Banking and Insurance imposed an enhanced reporting requirement on the intercompany transactions involving Tower’s two New Jersey domiciled insurance subsidiaries and Tower’s New Jersey managed insurer. Such companies are now required to submit for prior approval any transactions with affiliates, even transactions that would otherwise not be reportable under the applicable holding company act.

As of December 31, 2013, TRL and CastlePoint Re had capital and surplus that did not meet the minimum solvency requirements of the BMA. Management has discussed the ACP Re Merger Agreement and provided 2014 solvency forecasts to the BMA.

The BMA has issued directives for TRL and CastlePoint Re, subjecting them to heightened regulatory oversight and requiring BMA approval before certain transactions can be executed. Tower has been complying with the directives issued by the BMA.

Liquidity

TGI was the obligor under the bank credit facility agreement dated as of February 15, 2012, as amended, with Bank of America, N.A. and other lenders named therein and is the obligor under the $150 million Convertible Senior Notes (“Notes”) due September 15, 2014. The indebtedness of TGI is guaranteed by TGIL, and for purposes of the credit facility was also guaranteed by several of TGIL’s non-insurance subsidiaries.

On December 13, 2013, TGI paid in full the $70.0 million outstanding on the bank credit facility and the bank credit facility has been terminated. The $70.0 million was provided, primarily, from the sale of Tower’s 10.7% ownership in Canopius Group Limited (“Canopius Group”) on December 13, 2013.

The Company’s plan to repay the Notes is related to the closing of the ACP Re Merger Agreement. In the event that the ACP Re Merger Agreement does not close, the Company would evaluate a combination of using proceeds from the sale of assets held at TGI, including but not limited to, renewal rights on its commercial and personal lines of business and certain of its insurance companies to pay down the principal of the Notes. The Company can provide no assurance that it will be successful in finalizing the liquidation of the assets held at TGI or selling certain of its operating assets to satisfy repayment of the Notes.

As of December 31, 2013, there were $235.1 million of subordinated debentures outstanding. The subordinated debentures do not have financial covenants that would cause an acceleration of their stated maturities. The earliest stated maturity date is on a $10 million debenture, which matures in May 2033. The Company has the ability to defer interest payments on its subordinated debentures for up to twenty quarters. If an event of default occurs and is continuing, the entire principal and the interest accrued on the affected subordinated indenture may be declared to be due and payable immediately.

The merger with ACP Re is expected to close in the summer of 2014, and there are contractual termination rights available to each of Tower and ACP Re under various circumstances. There can be no assurance that the merger will close, or that it will close under the same terms and conditions contained in the ACP Re Merger Agreement, or as to when it may close.

Resignation of Tower’s Chairman of the Board, President and Chief Executive Officer and Appointment of New Chairman of the Board and New President and Chief Executive Officer

On February 6, 2014, Tower and Michael H. Lee entered into a Separation and Release Agreement in connection with the resignation of Mr. Lee from his positions as Chairman of the Board of Directors, President and Chief Executive Officer, effective as of February 6, 2014. Mr. Lee’s employment with the Company was terminated effective as of February 6, 2014. In connection with his resignation, Mr. Lee received on March 31, 2014 a severance payment of approximately $3.3 million calculated pursuant to terms of his employment agreement.

Jan R. Van Gorder, who is the lead independent director of the Board and a member of the Board’s Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, was appointed on February 9, 2014 to succeed Mr. Lee as Chairman of the Board. William W. Fox, Jr., who had served as a member of the Board and of the Board’s Audit Committee and Corporate Governance and Nominating Committee until his resignation from the Board on December 31, 2013, succeeded Mr. Lee as President and Chief Executive Officer of Tower effective as of February 14, 2014.

Expense Control Initiative

On November 22, 2013, the Company announced the implementation of an expense control initiative to streamline its operations and focus resources on its most profitable lines of business. As part of this initiative, the Company has implemented a workforce reduction affecting approximately 10% of the total employee population of approximately 1,400. The areas that are most significantly impacted are commercial lines underwriting as well as operations. This workforce reduction is expected to result in annualized cost savings of approximately $21.0 million. The Company currently recognized pre-tax charges of $5.5 million in the fourth quarter of 2013 for severance and other one-time termination benefits and other associated costs.

Other

Tower received a document request from the U.S. Securities and Exchange Commission (the “SEC”) dated January 13, 2014, as part of an informal inquiry (the “SEC Request”). The SEC Request asks for documents related to Tower’s financial statements, accounting policies, and analysis. Tower is cooperating with the SEC’s inquiry and has provided the requested information.

The Company and certain of its current and former senior officers have been named as defendants in several class action lawsuits instituted against them by certain shareholders. In addition, the Company and certain of its current and former directors, along with certain other parties, have been named as defendants in a putative class action lawsuit instituted against them by another purported shareholder. See “Note 17 – Contingences” for additional detail on such litigation.

Business Segments

The Company presents its business results through three business segments: Commercial Insurance, Assumed Reinsurance, and Personal Insurance segments. Each of these segments is described below.

For a summary of the Company’s revenue, expenses and underwriting income by reportable business segment, see “Note 21 – Segment Information” of the notes to the Company’s consolidated financial statements.

Commercial Insurance Segment

Our Commercial Insurance segment offers property and casualty insurance products through several business units that serve customers in general commercial and specialty commercial markets. Using our broad product line offering, we are able to provide a comprehensive product solution to our producers. We provide commercial lines products comprised of commercial package, general liability, workers’ compensation, commercial automobile, fire and allied, inland marine and commercial umbrella policies to businesses across different industries.

These products are underwritten and serviced through our 20 offices and distributed through approximately 995 retail agents, approximately 183 wholesale agents and 13 program underwriting agents. Approximately 73% of the direct premiums written by the Commercial Insurance segment in 2013 were from the northeastern U.S. As of December 31, 2013, the west contributed 15% and the southeast 12% of the Commercial Insurance direct written premiums.

Through our general commercial business units, we offer a broad and diversified range of property and casualty insurance products and services primarily to small to mid-sized businesses throughout the U.S. We classify our business into different pricing and coverage tiers to meet the specific needs of our customers. We offer our products on an admitted basis in the preferred, standard, and non-standard pricing and coverage tiers and on a non-admitted basis using our E&S coverage and pricing tier. For each of the preferred, standard, non-standard and E&S coverage and pricing tiers, we have developed different coverage and underwriting guidelines. The pricing for the preferred risk sector is generally the most competitive, followed by the pricing for the standard, non-standard and E&S lines of business. Underwriting guidelines are stricter for preferred risks in order to justify the lower premium rates charged for these risks with the respective guidelines for standard, non-standard and E&S appropriately structured for their increased risk and exposure to loss. We generally distribute policies for risks with preferred and standard underwriting characteristics through our retail agents and policies for risks with non-standard and E&S underwriting characteristics through our wholesale agents. In addition to categorizing our products into various pricing and coverage tiers, we further classify our products into the following premium size classes: under $25,000 (small), $25,000 to $150,000 (medium) and over $150,000 (large). We currently provide coverage for businesses in the real estate, retail, wholesale and service industries, such as retail and wholesale stores, residential and commercial buildings, restaurants and artisan contractors.

Through our specialty commercial business units, we also offer insurance covering narrowly defined, homogeneous classes of business including Transportation, Professional Employers Organizations, Commercial Construction, Auto Dealerships and Lawyers Professional produced through a select number of program underwriting agents. Our focus in the specialty market is on those classes of business traditionally underserved by standard property and casualty insurers due to the complex business knowledge, awareness of regional market conditions and investment required.

On December 20, 2013, A.M. Best lowered the financial strength ratings of each of Tower’s insurance subsidiaries from “B++” (Good) to “B” (Fair). Previously, on the financial strength ratings of each of Tower’s insurance subsidiaries to “B++”. These downgrades resulted in a decline in direct written premiums in the fourth quarter of 2013 since much of our commercial business requires a higher financial strength rating.

Assumed Reinsurance Segment

Through our Assumed Reinsurance business, we generally provide coverage on a “quota share” basis to our customers, who are other insurance carriers or reinsurers. Under this type of arrangement, we generally receive an agreed upon proportion of premiums written by the insurance carrier, and share in all losses in the same proportion as the premiums received.

On the “whole account” portion of our Lloyd’s business, all of the reinsurance purchased by each syndicate for the Year(s) of Account (“YoA”) on which we participate inures to the benefit of our quota share result, as well. Consequently, we believe that we share a close alignment of interests with our clients on this portion of our business.

Historically, a significant majority of our Assumed Reinsurance business has been collateralized for the benefit of the cedant. As is customary for all whole account quota shares of Lloyd’s syndicates, this collateral consists of Funds at Lloyd’s (“FAL”) with the amount of FAL required determined by formulas established by Lloyd’s Performance Management unit.

Since we established the Assumed Reinsurance unit in 2011, we have also provided quota share support to one fully-collateralized property catastrophe reinsurer. The amount of collateral provided for each underwriting year is an amount sufficient, when added to premiums received for the covers written, to equal the total limits we support for the underwriting year.

The October 8, 2013 announcement of A.M. Best’s downgrade of the financial strength ratings of Tower’s insurance subsidiaries to “B++” did not have a material impact on the 2013 written premiums of the Assumed Reinsurance segment because the majority of its business was collateralized. The termination of the Company’s letter of credit facility (the “LOC Facility”) in November 2013, however, had a significant adverse impact on 2013 Assumed Reinsurance writings as the termination resulted in the commutation or cancellation of reinsurance contracts projected to account for annualized writings exceeding $130 million. In addition, due to the termination of the LOC Facility, the Assumed Reinsurance segment limited its projected 2014 writings to three contracts with premiums of approximately $80 million with the treaty contracts. The ACP Re Merger Agreement, if the merger closes, is likely to further reduce the segment’s 2014 projected writings, as the Company would likely to seek to terminate its relationship with most, if not all, of its reinsured customers at or prior to the conclusion of the merger.

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

On December 20, 2013, A.M. Best lowered Tower’s issuer credit, as well as its financial strength ratings from “B++” (Good) to “B” (Fair). In connection with the ACP Merger Agreement, the Company has executed a Cut-Through Reinsurance Agreement with NGHC for personal lines business. The Company believes an expected reduction in the volume of written premiums in 2014 attributed to the A.M. Best rating downgrade will be somewhat mitigated by the Cut-Through Reinsurance Agreement. As of December 31, 2013, NGHC’s A.M. Best financial strength rating was “A-.”

Our Personal Insurance segment also generates fees from performing various aspects of insurance company functions for the Reciprocal Exchanges. We manage the day-to-day operations of the Reciprocal Exchanges for a management fee. This model allows us to use capital more efficiently and provides the company with a steady flow of fee income.

Products and Services

Our diversified business platform allows us to provide a range of products. Our products include the following:

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

Gross premiums written by product line for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year ended December 31,
($ in millions)	2013	2012	2011
Tower
Commercial multiple-peril	$331.4	$352.1	$365.8
Commercial other liability	93.2	117.9	194.6
Workers’ compensation	318.1	419.1	359.0
Commercial automobile	157.6	193.1	179.7
Homeowners and umbrella	335.0	335.6	266.9
Fire and allied lines and inland marine	70.8	64.7	48.7
Personal automobile	98.1	125.2	113.7
Assumed Reinsurance	100.5	148.0	73.2
Total Tower	1,504.7	1,755.7	1,601.6
Reciprocals
Fire and allied lines and inland marine	13.9	14.2	31.2
Homeowners and umbrella	97.8	90.1	86.7
Personal automobile	111.3	111.1	91.4
Total Reciprocals	223.0	215.4	209.3
Consolidated totals	$1,727.7	$1,971.1	$1,810.9

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

Our Assumed premiums were produced from our Bermuda platform, which was developed with the merger with Canopius Holdings Bermuda Limited in March 2013.

The following table shows the direct premiums written by region, premiums assumed and gross premiums written for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
($ in millions)	2013	Percent	2012	Percent	2011	Percent
East zone direct premiums written
New England	$229.2	13.3%	$228.0	11.6%	$217.8	12.0%
Mid-Atlantic	860.2	49.8%	917.9	46.6%	905.0	50.0%
Southeast	142.0	8.2%	138.1	7.0%	135.8	7.5%
West zone direct premiums written
Midwest	33.5	1.9%	39.4	2.0%	45.8	2.5%
Southwest	82.6	4.8%	85.3	4.3%	37.7	2.1%
West	258.4	15.0%	346.5	17.5%	349.9	19.3%
Assumed premiums	121.8	7.0%	215.9	11.0%	118.9	6.6%
Total gross premiums written	$1,727.7	100.0%	$1,971.1	100.0%	$1,810.9	100.0%

Distribution

We generate business through independent retail, wholesale and program underwriting agents (collectively, our “producers”). These producers sell policies for us as well as for other insurance companies. We select our producers by evaluating several factors such as their need for our products, premium production potential, loss history with other insurance companies that they represent, product and market knowledge, and the size of the agency. We generally appoint producers with a total annual insurance premium volume greater than $10 million and we expect a new producer to be able to produce at least $500,000 in annual premiums for us during the first year and $1 million or more in annual premiums after three years. We select our program underwriting agents based upon their underwriting expertise in specific niche markets, type of business, size and profitability of the existing book of business.

Commission expense in 2013 and 2012 averaged 18.1% and 18.7% (excluding the Reciprocal Exchanges) of gross premiums earned, respectively. Our commission schedules are 1 to 2.5 points higher for wholesalers as compared to retail agents. Our commissions are also higher for program underwriting agents that perform additional underwriting and processing services on our behalf, including premium collection, policy issuance and data collection and from other insurance companies and Lloyd’s syndicates from which we have been assuming business. In our Commercial Insurance segment we also have a profit sharing plan that added 1/2 of 1 percent to overall commission based on the loss ratio performance of qualifying agencies. In our Personal Insurance segment, we have a profit sharing plan that added 3/4 of 1 percent to overall commission rates in the past several years.

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

In 2013, 42.0% of the Company’s total business (exclusive of assumed reinsurance) was generated by retail agents, 38.5% by wholesalers and 19.5% by program underwriting agents.

Our largest producers (exclusive of assumed reinsurance brokers) in 2013 were Northeast Agencies, Risk Transfer and Morstan General Agency. In the year ended December 31, 2013, these producers accounted for 8.6%, 5.2%, and 4.2%, respectively, of the total of our gross premiums written. No other producer was responsible for more than 3% of our gross premiums written. Approximately 45% of the 2013 gross premiums written in the Commercial Insurance segment were produced by our top 19 active producers representing 2% of our active retail and wholesale producers. These producers each have annual written premiums of $5 million or more.

The number of agencies and program underwriting agents from which we receive business is shown in the following table:

	December 31,
	2013	2012	2011
Retail Agencies	995	1,017	1,128
Wholesale Agencies	183	220	221
Program Underwriting Agents	13	15	8
Total	1,191	1,252	1,357

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

New business is subject to post-bind inspection and is evaluated based on size, hazard and territory. These inspections generally take place within 60 days from the effective date of the policy, and are generally reviewed by underwriting within that period. If the inspection reveals that the risk insured under the policy does not meet our established underwriting guidelines, the policy is typically cancelled. If the inspection reveals that the risk meets our established underwriting guidelines but the policy was bound with incorrect rating information, the policy is amended through an endorsement based upon the correct information. We supplement the inspection by using online data sources to further evaluate the building value, claim experience, financial history and catastrophe exposures of the insured. In addition, we specifically tailor coverage to match the insured’s exposure and premium requirements. We complete internal file reviews and audits on a monthly, quarterly and annual basis to confirm that underwriting standards and pricing programs are being consistently followed. Our property risks are generally comprised of residential buildings, retail stores and restaurants covered under policies with low building and content limits. We underwrite potential risks to limit our exposure to terrorism losses. Our underwriting guidelines are designed to avoid properties designated as, or in close proximity to, high profile or target risks, individual buildings over 25 stories and any site within 500 feet of major transportation centers, bridges, tunnels and other governmental or institutional buildings. In addition, we monitor the concentration of employees insured under our workers’ compensation policies and avoid writing risks with more than 100 employees in any location at a given time. Please see “Risk Factors-Risks Related to Our Business.” We may face substantial exposure to losses from terrorism, and we are currently required by law to offer coverage against such losses.

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

Assumed Reinsurance business

Our Assumed Reinsurance business is predicated on the concepts of underwriting control and alignment of interests between the Company and its clients. In practice, this means that we have consciously limited our book of business to a small number of reinsurance contracts written in support of carefully selected clients. For 2013, we supported nine clients versus seven in 2012. It also means that virtually all of our business has been written on a quota share basis, where the principal incentive for the underwriters we support is the potential for reinsurance profit commissions rather than the existence of substantial reinsurance commission overrides unrelated to underwriting performance.

A majority of our Assumed Reinsurance business has been derived from supporting leading syndicates at Lloyd’s of London. For 2013, Lloyd’s syndicates comprised six of our nine clients. We divide this book into two groups: (1) pure property catastrophe quota shares, where the only line we support is property catastrophe business; and (2) syndicate whole account quota shares where we, like the syndicates we are reinsuring, benefit from all of the reinsurance purchased by the syndicate to protect the given Year of Account.

Due to the benefit from the inuring reinsurance, syndicate ‘whole account’ business is measurably less volatile than pure property catastrophe quota share business. As a consequence of this reduced volatility, underwriting margins on ‘whole account’ business are attractive, although typically lower, but a greater amount of this business can be written while maintaining prudent levels of probable maximum loss (“PML”) across a range of modeled catastrophic events.

The remainder of our business not derived from Lloyd’s consisted of reinsurance of U.S. or Bermuda insurers or reinsurers, one of which was also a property catastrophe quota share cover.

The October 8, 2013 announcement of A.M. Best’s downgrade of the financial strength ratings of Tower’s insurance subsidiaries to “B++” did not have a material impact on the 2013 written premiums of the Assumed Reinsurance segment because the majority of its business was collateralized. The termination of the Company’s LOC Facility in November 2013, however, had a significant adverse impact on 2013 Assumed Reinsurance writings as the termination resulted in the commutation or cancellation of reinsurance contracts projected to account for annualized writings exceeding $130 million. In addition, due to the termination of the LOC Facility, the Assumed Reinsurance segment limited its projected 2014 writings to three contracts with premiums of approximately $80 million. The ACP Re Merger Agreement is likely to further reduce the segment’s 2014 projected writings, as the Company would likely seek to terminate its relationship with most, if not all, of its reinsured customers at or prior to the conclusion of the merger, if it closes.

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

We use sophisticated techniques to monitor catastrophe exposures. We underwrite and price each new business application using exposure-level average annual loss estimates, reinsurance costs, and capital costs. If a new business policy does not allow us to achieve our target returns, the business is declined by our underwriting platform. As we expand to new states, our portfolio of homeowner exposures will be priced and underwritten to cover reinsurance and capital costs and to achieve our accumulation targets.

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

We offer different products, coverage levels, underwriting eligibility, and rating plans through varying company structures depending on the state, distribution channel, and customer segment we are serving.

As Attorney-in-Fact (“AIF”) for the Reciprocal Exchanges, we work with the Reciprocal Exchanges to expand their business. Growing our business through our management agreement with the Reciprocal Exchanges offers us significant advantages. First, income from premium written in the Reciprocal Exchanges will generate management fees (rather than underwriting income). This management fee income is more predictable year-to-year versus underwriting income. Second, because we can operate at higher premium to surplus ratios in the Reciprocal Exchanges, our target combined ratio can be higher in the Reciprocal Exchanges resulting in more competitive rates. Finally, placing homeowners business in Reciprocal Exchanges leverages our partnerships with reinsurers who have benefited from our consistent track record of underwriting income from the homeowners business in the Reciprocal Exchanges.

Claims Management

We manage the claims function through our regional claims offices throughout the U.S. On a limited basis, we also utilize third party administrators who specialize in handling certain types of claims, generally for our program business.

Our claims adjusters are assigned to cases based upon their expertise for various types of claims, and we monitor the results of the adjusters handling the claims using peer reviews and claim file audits. We monitor claims adjusting performed by third-party administrators similarly to how we monitor claims adjusting conducted by our own personnel. We maintain databases of the claims experience of each of our products, territories and programs results, and our claims managers work with our underwriters and actuaries to assess results and trends.

We establish case loss reserves for each claim based upon our judgment of all of the facts available at the time to record our best estimate of the ultimate loss exposure for each claim. For third-party claims, we also establish reserves on a case-by-case basis for estimated defense and cost containment expenses, sometimes referred to as allocated loss adjustment expense reserves.

Competition

The insurance industry is highly competitive. Each year we attempt to assess and project market conditions when we develop prices for our products, but we cannot fully know our results until all claims have been reported and settled.

We compete with many insurance companies in each segment in which we write business, and we compete within our producers’ offices to write the types of business that we desire. Many of our competitors have more, and in some cases substantially more, capital and greater marketing and management resources than we have, and some of our competitors have greater name and brand recognition than we have, especially outside of the northeastern United States where we have more experience.

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

Loss reserves represent our best estimate, at a given point in time, of the unpaid ultimate settlement and administration cost of claims incurred. For workers’ compensation, our reserves are discounted for claims that are settled or expected to be settled as long-term annuity payments, and as of December 31, 2013 the total amount of this discount was $7.2 million on a gross of reinsurance basis and $5.5 million on a net of reinsurance basis, which relates to $244.3 million in total net reserves for workers’ compensation. To estimate loss reserves, we utilize information from our pricing analyses, actuarial analysis of claims experience by product and segment, and relevant insurance industry information such as loss settlement patterns for the type of business being reserved.

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

We engaged independent external actuarial specialists to provide evaluations of a substantial majority of the unpaid loss and loss adjustment expense reserves. These analyses were conducted quarterly beginning with the June 30, 2013 evaluation.

A reconciliation of loss and LAE reserves from the beginning of the year to the end of the year for the three years ended December 31, 2013, 2012 and 2011 is included in the footnotes to the financial statements included in this Form 10-K.

Loss and Loss Adjustment Expenses / Reserve Development

Our claims reserving practices are designed to set reserves that in the aggregate are adequate to pay all claims at their ultimate settlement value. Shown below is the loss reserve development for business written each year from 2003 through 2013. The table portrays the changes in our loss and LAE reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year.

The first line of the table shows, for the years indicated, our net reserve liability including the reserve for incurred but not reported losses as originally estimated. For example, as of December 31, 2003 we estimated that $24.4 million would be a sufficient reserve to settle all claims not already settled that had occurred prior to December 31, 2003 whether reported or unreported to us. The next section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. For example, with respect to the net losses and loss expense reserve of $24.4 million as of December 31, 2003, by December 31, 2013 (ten years later) $30.3 million had actually been paid in settlement of the claims (including the impact of reinsurance commutations).

The next section of the table sets forth the re-estimations in later years of incurred losses, including payments, for the years indicated. For example, as reflected in that section of the table, the original reserve of $24.4 million was re-estimated to be $34.5 million at December 31, 2013. The increase from the original estimate is caused by a combination of factors, including: (1) claims being settled for amounts different than originally estimated, (2) reserves being increased or decreased for claims remaining open as more information becomes known about those individual claims, (3) more or fewer claims being reported after December 31, 2003 than anticipated and (4) the impact of commuting existing reinsurance coverage.

The “cumulative redundancy/ (deficiency)” represents, as of December 31, 2013, the difference between the latest re-estimated liability and the reserves as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For example, as of December 31, 2013 and based upon updated information, we re-estimated that the reserves which were established as of December 31, 2012 had a $538.1 million deficiency as compared to the original net liability estimated at December 31, 2012.

The bottom part of the table shows the impact of reinsurance reconciling the net reserves shown in the upper portion of the table to gross reserves.

	Year ended December 31,
($ in millions)	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Original Net Liability	24.4	36.9	101.7	192.5	311.7	312.8	932.3	1,333.4	1,339.9	1,436.2	1,510.4
Cumulative payments as of:
One year later	7.5	10.9	13.7	49.5	102.4	111.4	415.6	674.2	637.3	729.1
Two years later	11.9	4.5	36.7	90.9	163.8	178.4	492.6	868.2	1,081.4
Three years later	2.9	16.8	60.6	120.0	205.7	210.1	769.6	1,140.2
Four years later	11.7	30.2	73.9	137.7	229.1	262.3	902.0
Five years later	17.8	34.9	82.1	144.9	258.2	304.6
Six years later	20.8	39.1	87.2	158.5	276.2
Seven years later	24.4	39.5	95.3	162.5
Eight years later	24.9	41.8	95.7
Nine years later	30.0	41.3
Ten years later	30.3
Net liability re-estimated as of:
One year later	24.2	36.6	101.0	191.1	303.9	312.5	943.0	1,333.5	1,419.2	1,974.3
Two years later	24.8	40.7	101.5	178.3	288.1	326.0	983.3	1,325.8	1,860.2
Three years later	29.0	48.3	99.5	171.4	293.0	347.5	980.1	1,556.3
Four years later	36.2	45.3	96.6	173.4	303.5	333.8	1,107.4
Five years later	33.6	40.2	97.9	176.0	296.9	359.8
Six years later	27.9	41.6	102.6	173.4	308.4
Seven years later	29.8	43.6	103.0	177.9
Eight years later	31.9	44.8	104.9
Nine years later	33.0	46.8
Ten years later	34.5
Cumulative Net redundancy/ (deficiency)	(10.1)	(9.9)	(3.2)	14.6	3.3	(47.0)	(175.1)	(222.9)	(520.3)	(538.1)
Reinsurance Commutations
Cumulative net redundancy/ (deficiency) excluding	10.3	10.2	10.3	-	-	-	-	-	-	-
Reinsurance Commutations	0.2	0.4	7.1	14.6	3.3	(47.0)	(175.1)	(222.9)	(520.3)	(538.1)
Net reserves	24.4	36.9	101.7	192.5	311.7	312.8	932.3	1,333.4	1,339.9	1,436.2	1,510.4
Ceded reserves	75.1	91.8	97.0	110.0	189.5	222.2	199.7	277.0	292.2	459.5	570.9
Gross reserves	99.5	128.7	198.7	302.5	501.2	535.0	1,132.0	1,610.4	1,632.1	1,895.7	2,081.3
Net re-estimated	34.5	46.8	104.9	177.9	308.4	359.8	1,107.4	1,556.3	1,860.2	1,974.3
Ceded re-estimated	69.1	83.6	83.2	89.2	162.0	204.5	84.6	112.5	(87.9)	612.8
Gross re-estimated	103.6	130.4	188.1	267.1	470.4	564.3	1,192.0	1,668.8	1,772.3	2,587.1
Cumulative gross redundancy/ (deficiency)	(4.1)	(1.7)	10.6	35.4	30.8	(29.3)	(60.0)	(58.4)	(140.2)	(691.4)

(1)	The cumulative payments, net liabilities and net deficiencies are affected by commutations. We commuted several reinsurance treaties in 2002. These commutations had the effect of lowering the cumulative payments by $10.3 million in 2003, $10.2 million in 2004 and $10.3 million in 2005.
(2)	The net reserve increases reflected in the above table for 2008 to 2012 resulted primarily from reserve increase in the workers’ compensation, commercial multi-peril liability, other liability, and auto liability lines partially offset by a modest amount of favorable development in the property lines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.
(3)	Reciprocal Exchanges net reserves of $83.4 million and $91.9 million are included in the ending reserves at December 31, 2012 and 2013, respectively.

Analysis of Reserves

The following table shows our estimated net outstanding case loss reserves and IBNR for loss and LAE by line of business as of December 31, 2013 and 2012:

	2013			2012
($ in millions)	Case Loss Reserves	IBNR	Total	Case Loss Reserves	IBNR	Total
Tower
Commercial multiple-peril	$202.5	$198.8	$401.3	$210.4	$139.3	$349.7
Commercial other liability	156.4	181.9	338.3	134.3	84.7	219.0
Workers’ compensation	63.9	180.4	244.3	228.8	165.1	393.9
Commercial automobile	137.9	149.8	287.7	114.7	102.8	217.5
Fire and allied lines	7.9	11.0	18.9	16.2	1.1	17.3
Homeowners and umbrella	34.6	27.1	61.7	38.8	38.5	77.3
Personal automobile	45.5	20.8	66.3	54.3	23.8	78.1
Total Tower	648.7	769.8	1,418.5	797.5	555.3	1,352.8
Reciprocal Exchanges
Fire and allied lines	0.3	0.9	1.2	1.4	2.0	3.4
Homeowners and umbrella(1)	10.6	9.3	19.9	2.5	6.2	8.7
Personal automobile	44.3	26.5	70.8	49.7	21.6	71.3
Total Reciprocal Exchanges	55.2	36.7	91.9	53.6	29.8	83.4
Consolidated total, all lines	$703.9	$806.5	$1,510.4	$851.1	$585.1	$1,436.2

(1)	The Reciprocal Exchanges 2012 Fire and Allied lines reserves include reserves related to Other Liability/Umbrella which in 2013 is included in Homeowners and Umbrella.

In 2013, we recognized a reserve increase in our net losses from prior accident years of $538.1 million, comprised of $533.0 million of reserve increases excluding the reciprocals and $5.1 million of reserve increases in the Reciprocal Exchanges. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

We monitor our gross, ceded and net loss reserves by segment and line of business to ensure that they are adequate, since a deficiency in reserves may result in or indicate inadequate pricing on our products and may impact our financial condition.

The following table shows the net loss and LAE ratios by line of business for the years ended December 31, 2013, 2012 and 2011:

	2013			2012			2011
	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total
Commercial multiple-peril	126.8%	n/a	126.8%	70.1%	n/a	70.1%	64.6%	n/a	64.6%
Commercial other liability	112.8%	n/a	115.8%	45.8%	n/a	45.8%	63.2%	n/a	63.2%
Workers’ compensation	108.9%	n/a	108.9%	82.4%	n/a	82.4%	74.4%	n/a	74.4%
Commercial automobile	151.4%	n/a	151.4%	86.5%	n/a	86.5%	71.9%	n/a	71.9%
Fire and allied lines	31.9%	38.1%	32.7%	76.1%	-14.8%	71.4%	78.6%	34.2%	76.0%
Homeowners and umbrella(1)	50.5%	58.8%	49.6%	69.9%	57.6%	67.8%	65.0%	64.8%	65.0%
Personal automobile	82.6%	80.6%	81.6%	78.5%	77.9%	78.2%	62.7%	52.6%	58.2%
All lines	103.9%	71.3%	100.5%	74.1%	66.7%	73.4%	69.1%	55.8%	67.6%

(1)	The Reciprocal Exchanges 2012 Fire and Allied lines reserves include reserves related to Other Liability/Umbrella which in 2013 is included in Homeowners and Umbrella.

2012 and 2011 Fire and Allied lines and Homeowners and Umbrella ratios are not comparable to 2013 ratios for the Reciprocal Exchanges.

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

The table below shows the range of the reserve estimates by line of business. The ranges were derived based upon the use of alternative actuarial methods for each line of business, which we believe reflects reasonably likely outcomes, although even further variation could result based upon other changes in loss development patterns, variation in expected loss ratios or variation from external impacts that might affect claims payouts. We believe the results of the range analysis, which are summarized in the table below, constitute a reasonable range of expected outcomes of our reserves for net loss and LAE at December 31, 2013:

	Range of Reserve Estimates
($ in millions)	High	Low	Carried
Tower
Commercial multiple-peril	$482.3	$320.3	$401.3
Commercial other liability	395.0	256.1	338.3
Workers’ compensation	310.3	174.2	244.3
Commercial automobile	338.4	226.0	287.7
Fire and allied lines	27.5	15.6	18.9
Homeowners and umbrella	83.1	41.5	61.7
Personal automobile	74.1	52.6	66.3
Total Tower	$1,710.7	$1,086.3	$1,418.5
Reciprocal Exchanges
Fire and allied lines	1.4	1.1	1.2
Homeowners and umbrella	22.1	17.7	19.9
Personal automobile	78.5	63.0	70.8
Workers’ compensation	-	-	-
Total Reciprocal Exchanges	102.0	81.8	91.9
Consolidated total	$1,812.7	$1,168.1	$1,510.4

If the Company had recorded reserves at the high end of the range, net reserves would have increased by $302.3 million, or 20.0%, which is greater than the Company’s consolidated shareholders’ equity as of December 31, 2013. If the Company had recorded reserves at the low end of the range, net reserves would have decreased by $342.2 million, or 22.7%.

While our reserves are set based upon our current best estimates, there are no assurances that future loss development and trends will be consistent with our past loss development history or those estimates, and so the reserve increase will remain a risk factor to our business. See “Risk Factors—Risks Related to Our Business—If our actual loss and LAE exceed our loss and LAE reserves, our financial condition and results of operations could be significantly adversely affected.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Loss and Loss Adjustment Expense Reserves.”

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

Regulatory Matters

Our insurance subsidiaries are subject to extensive governmental regulation and supervision in the U.S., and our Bermuda based subsidiaries are subject to governmental regulation in Bermuda. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations, generally administered by a department of insurance in each jurisdiction relate to, among other things:

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

In 2013, the NYDFS issued orders for seven of Tower’s insurance subsidiaries, subjecting them to heightened regulatory oversight, which includes providing the NYDFS with increased information with respect to the insurance subsidiaries’ business, operations and financial condition. In addition, the NYDFS has placed limitations on payments and transactions outside the ordinary course of business and material changes in the insurance subsidiaries’ management and related matters. Tower’s management and Board of Directors have held discussions with the NYDFS, and Tower has been complying with the orders and oversight.

On April 21, 2014, the NYDFS issued additional orders for two of Tower’s insurance subsidiaries instructing them to provide plans to address weaknesses in such insurance subsidiaries’ risk based capital levels as shown in their statutory annual financial statements, and imposing further enhanced reporting and prior approval requirements and limitations on writings of new business. On the same date, the NYDFS issued a letter pertaining to one of Tower’s insurance subsidiaries requiring the submission of a plan to address weaknesses in risk based capital levels.

The Massachusetts Division of Insurance (“MDOI”) and Tower management have agreed to certain restrictions on the operations of Tower’s two Massachusetts domiciled insurance subsidiaries. Tower management has agreed to cause these subsidiaries to provide the MDOI with increased information with respect to their business, operations and financial condition, as well as limitations on payments and transactions outside the ordinary course of business and material changes in their management and related matters.

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

On April 11, 2014, the New Jersey Department of Banking and Insurance imposed an enhanced reporting requirement on the intercompany transactions involving Tower’s two New Jersey domiciled insurance subsidiaries and Tower’s New Jersey managed insurer. Such companies are now required to submit for prior approval any transactions with affiliates, even transactions that would otherwise not be reportable under the applicable holding company act.

As of December 31, 2013, TRL and CastlePoint Re had capital and surplus that did not meet the minimum solvency requirements of the BMA. Management has discussed the ACP Re Merger Agreement and provided 2014 solvency forecasts to the BMA.

The BMA has issued directives for TRL and CastlePoint Re, subjecting them to heightened regulatory oversight and requiring BMA approval before certain transactions can be executed. Tower has been complying with the directives issued by the BMA.

Regulation

U.S. Insurance Holding Company Regulation of Tower

Tower, as the parent of the insurance subsidiaries and parent of the managers of the managed insurers, is subject to the insurance holding company laws of New York, Florida, Illinois, Maine, Massachusetts, New Hampshire and New Jersey, the domestic jurisdictions of the insurance subsidiaries and the managed insurers, and California, in which two of such insurance subsidiaries are considered to be commercially domiciled under the laws of that state. These laws generally require the insurance subsidiaries and managed insurers to register with their respective domiciliary state Insurance Department (“Insurance Department”) and to furnish annually financial and other information about the operations of companies within the holding company system. Generally under these laws, all material transactions among companies in the holding company system to which an insurance subsidiary or a managed insurer is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and reasonable and, if material or of a specified category, require prior notice and approval or non-disapproval by the Insurance Department.

Changes of Control

Before a person can acquire control of an insurance subsidiary or a managed insurer, prior written approval must be obtained from the Superintendent or the Commissioner of the Insurance Department (“Superintendent”) of the insurance subsidiary’s or managed insurer’s domestic jurisdiction or jurisdiction of commercial domicile. Prior to granting approval of an application to acquire control of an insurer, the Superintendent considers such factors as: the financial strength of the applicant, the integrity and management of the applicant’s Board of Directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Pursuant to insurance holding company laws, “control” means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Control is presumed to exist if any person, directly or indirectly, owns, controls or holds with the power to vote a certain threshold percentage of the voting securities of the company. In the domestic jurisdictions of all the managed insurers and all but one of the insurance subsidiaries, the threshold percentage of voting securities that triggers a presumption of control is 10% or more. In Florida, the threshold percentage that triggers a presumption of control is 5% of the voting securities. The Insurance Department, after notice and a hearing, may determine that a person or entity which, directly or indirectly, owns, controls or holds with the power to vote less than the threshold percentage of the voting securities of the company, or with respect to the managed insurers, the management companies, “controls” the company. Because a person acquiring 10% or more of our common stock would indirectly control the same percentage of the stock of the insurance subsidiaries or the membership interests of the management companies, the insurance company change of control laws of New York, California, Illinois, New Jersey, New Hampshire, Maine and Massachusetts would likely apply to such a transaction. The insurance company change of control laws of Florida would likely apply to an acquisition of 5% or more of our voting stock.

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

In 2013, all of Tower’s insurance subsidiaries that participate in the insurance pool had seven or more ratios departing from the Usual Values. All other Tower insurance subsidiaries had none, one or two ratios departing from the Usual Values.

The common ratios outside the Usual Values for Tower’s insurance subsidiaries in the insurance pool were the following: (i) net written premiums to surplus (ii) two-year overall operating ratio, (iii) gross change in policyholders’ surplus, (iv) change in adjusted policyholders’ surplus, (v) one year reserve development to policyholder surplus, (vi) two year development to policyholder surplus and (vii) estimated current reserve deficiency to policyholders’ surplus. These insurance subsidiaries’ ratios outside the Usual Values were driven primarily by the reserve increases the Company recorded in 2013 and in 2012.

The Reciprocal Exchange entities also had ratios outside the Usual Values. The commons ratios outside the Usual Values were: (i) two-year overall operating ratio and (ii) change in adjusted policyholders’ surplus. The reasons for these ratios being outside the Usual Values were driven primarily by the losses incurred in 2012 due to Superstorm Sandy and higher operating expenses primarily due to technology costs associated with policy administration and claims processing systems.

Statutory Accounting Principles (“SAP”)

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

Loss Reserve Specialist and Statements of Actuarial Opinion

Each U.S. insurance company is required to submit a Statement of Actuarial Opinion concerning the adequacy of its loss and loss expense reserves. Similarly, the Bermuda-based insurance subsidiaries are required to submit an opinion of their approved loss reserve specialist with their statutory financial return in respect of its loss and LAE provisions.

Statements of Actuarial Opinion are prepared and signed by the designated actuary for each U.S. company, and by the loss reserve specialist in the case of a Bermuda company. The designated actuary and loss reserve specialist normally is a qualified casualty actuary, and in the case of the Bermuda companies, must be approved by the Bermuda Monetary Authority.

An independent external actuarial firm provides Statements of Actuarial Opinions for all of our insurance subsidiaries. This firm utilizes qualified Members of the Casualty Actuarial Society and Members of the American Academy of Actuaries to provide the service necessary for the Statements of Actuarial Opinion.

Guaranty Associations

In most of the jurisdictions where the insurance subsidiaries are currently licensed to transact business there is a requirement that property and casualty insurers participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premium written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

In none of the past five years has the assessment in any year levied against our insurance subsidiaries been material. Property and casualty insurance company insolvencies or failures may result in additional security fund assessments to our insurance subsidiaries at some future date. At this time we are unable to determine the possible amounts and any impact such assessments may have on the consolidated financial position or results of operations. Accordingly, we have not established liabilities for guaranty fund assessments, with the exception of various New York State workers compensation pre-assessment guaranty funds. See “Note 17 —Contingencies” in the notes to our audited consolidated financial statements included elsewhere in this report.

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

The type, cost and limits of reinsurance we purchase can vary from year to year based upon our desired retention levels and the availability of quality reinsurance at acceptable prices, terms and conditions. Our excess of loss reinsurance and quota share programs were effective in 2013 and renewed or extended on January 1, 2014. Our catastrophe reinsurance program was renewed July 1, 2013.

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

To increase its financial flexibility, on July 1, 2013, the Company entered into three new quota share agreements and an aggregate excess of loss agreement to protect its commercial lines business. The first agreement was between Tower Insurance Company of New York (“TICNY”), on its behalf and on behalf of each of its pool participants, and Arch. The second agreement was between TICNY, on its behalf and on behalf of each of its pool participants, and Hannover. The third arrangement with Southport Re consisted of two separate agreements with TICNY, on its behalf and on behalf of each of its pool participants, and a third agreement with Tower Reinsurance, Ltd. (“TRL”). The Southport Quota Share has been accounted for using deposit accounting treatment. Deposit assets of $28.7 million as of December 31, 2013 related to the Southport Quota Share are reflected in Other assets in the consolidated balance sheet. As a result of a negotiation between the Company and Southport, all of the Company’s treaties with Southport were commuted effective as of February 19, 2014, with the result of the commutation being that all premiums paid to Southport by the Company were returned to the Company, and all liabilities assumed by Southport were cancelled, and such liabilities became the obligation of the Company.

Following the announcement of the merger with ACP Re on January 6, 2014, the Company announced that several of its subsidiaries had entered into two quota share reinsurance agreements with two affiliates of ACP Re. that provide a cut-though endorsement for selected personal and commercial lines policies and bolster the Company’s ability to retain business following the downgrades by the rating agencies.

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

Employees

As of December 31, 2013, we had 1,396 full-time employees. None of these employees are covered by a collective bargaining agreement. We have employment agreements with certain senior executive officers. The remainder of our employees are “at-will” employees.

On November 22, 2013, the Company announced the implementation of an expense control initiative to streamline its operations and focus resources on its most profitable lines of business. As part of this initiative, the Company is completing a workforce reduction affecting approximately 10% of the total employee population.

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

The address for our internet website is www.twrgrpintl.com. We make available, free of charge, through our internet site, our annual report on Form 10-K, annual report to shareholders, quarterly reports on Form 10-Q and current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish it to, the SEC.

Glossary of Selected Insurance Terms

Accident year	The year in which an event occurs, regardless of when any policies covering it are written, when the event is reported, or when the associated claims are closed and paid.
Acquisition expense	The cost of acquiring both new and renewal insurance business, including commissions to agents or brokers and premium taxes.
Adverse Development Cover	A reinsurance arrangement whereby a reinsurer agrees, in return for a premium, to cover the ultimate settled amount of a specified block of business above a certain pre-agreed amount.
Agent	One who negotiates insurance contracts on behalf of an insurer. The agent receives a commission for placement and other services rendered. Retail agents serve as intermediaries between the individual insureds and an insurer, managing general agent or wholesale broker to secure coverage for the insured. Wholesale agents serve as intermediaries between retail agents and the insurer and do not deal directly with individual insureds.
Attorney-in-fact	A person or corporate entity who holds power of attorney, and therefore is legally designated to transact business and execute documents on behalf of another person or, in Tower’s case, administers the Reciprocal Exchanges, including paying losses, investing premium inflows, recruiting new members, underwriting the inflow of new business, underwriting renewal business, receiving premiums, and exchanging reinsurance contracts.
Broker	One who negotiates insurance or reinsurance contracts between parties. An insurance broker negotiates on behalf of an insured and a primary insurer. A reinsurance broker negotiates on behalf of a primary insurer or other reinsured and a reinsurer. The broker receives a commission for placement and other services rendered.
Case reserves	Loss reserves established by claims personnel with respect to individual reported claims.
Casualty insurance and/or reinsurance	Insurance and/or reinsurance that is concerned primarily with the losses caused by injuries to third persons (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting there from.
Catastrophe reinsurance	A form of excess of loss property reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event.
Cede; ceding company	When an insurance company reinsures its risk with another, it “cedes” business and is referred to as the “ceding company.”
Clash coverage	A form of reinsurance that covers the cedant’s exposure to multiple retentions that may occur when two or more of its insureds suffer a loss from the same occurrence. This reinsurance covers the additional retentions.
CLUE	Comprehensive Loss Underwriting Exchange (“CLUE”) is a claims history database that enables insurance companies to access consumer claims information when they are underwriting or rating an insurance policy.

Combined ratio	The sum of losses and LAE, acquisition expenses, operating expenses and policyholders’ dividends, all divided by net premiums earned.
Cut-Through Endorsement	A cut-through endorsement is a separate agreement between the reinsurer and the direct insured that becomes a part of the original reinsurance agreement.
Direct premiums written	The amounts charged by a primary insurer for the policies that it underwrites.
Excess and surplus lines	Excess insurance refers to coverage that attaches for an insured over the limits of a primary policy or a stipulated self-insured retention. Policies are bound or accepted by carriers not licensed in the jurisdiction where the risk is located, and generally are not subject to regulations governing premium rates or policy language. Surplus lines risks are those risks not fitting normal underwriting patterns, involving a degree of risk that is not commensurate with standard rates and/or policy forms, or that will not be written by standard carriers because of general market conditions.
Excess of loss reinsurance	The generic term describing reinsurance that indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified dollar amount, called a “layer” or “retention.” Also known as non-proportional reinsurance.
Expense ratio	Expense ratio is equal to underwriting expenses divided by earned premiums.
Funds held	The holding by a ceding company of funds usually representing the unearned premium reserve or the outstanding loss reserves applied to the business it cedes to a reinsurer.
Gross premiums written	Total premiums for direct insurance and reinsurance assumed during a given period.
Incurred but not reported (“IBNR”) reserves	Loss reserves for estimated losses that have been incurred but not yet reported to the insurer or reinsurer.
Incurred losses	The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for claims that have occurred but have not yet been reported to the insurer (“IBNR”).
Lloyd’s syndicate	A group of names at Lloyd’s of London who have entrusted their assets to a team of underwriters who underwrite on behalf of the group.
Loss adjustment expenses (“LAE”)	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.
Loss and LAE ratio	Loss and LAE ratio is equal to losses and LAE incurred divided by earned premiums.
Loss reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments that the insurer or reinsurer believes it will ultimately be required to pay with respect to insurance or reinsurance it has written. Reserves are established for losses and for LAE and consist of case reserves and IBNR. The process of estimating loss reserves requires significant judgment. Reserves are not, and cannot be, an exact measure of an insurers’ ultimate liability.
Managing general agent	A person or firm authorized by an insurer to transact insurance business who may have authority to bind the insurer, issue policies, appoint producers, adjust claims and provide administrative support for the types of insurance coverage pursuant to an agency agreement.
Net premiums earned	The portion of net premiums written that is earned during a period and recognized for accounting purposes as revenue.
Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers or retrocessionaires during such period.
Primary insurer	An insurance company that issues insurance policies to consumers or businesses on a first dollar basis, sometimes subject to a deductible.
Pro rata, or quota share, reinsurance	A form of reinsurance in which the reinsurer shares a proportional part of the ceded insurance liability, premiums and losses of the ceding company. Pro rata, or quota share, reinsurance also is known as proportional reinsurance or participating reinsurance.
Program underwriting agent	An insurance intermediary that underwrites program business by aggregating business from retail and wholesale agents and performs certain functions on behalf of insurance companies, including underwriting, premium collection, policy form design and other administrative functions to policyholders.

Property insurance and/or reinsurance	Insurance and/or reinsurance that indemnifies a person with an insurable interest in tangible property for his property loss, damage or loss of use.
Reciprocal exchange	Unincorporated association with each insured insuring the other insureds within the association. (Thus, each participant in this pool is both an insurer and an insured.) An attorney-in-fact administers the exchange. Members share profits and losses in the same proportion as the amount of insurance purchased from the exchange by that member.
Reinsurance	A transaction whereby the reinsurer, for consideration, agrees to indemnify the reinsured company against all or part of the loss the company may sustain under the policy or policies it has issued. The reinsured may be referred to as the original or primary insurer or the ceding company.
Renewal retention rate	The current period renewal premium, excluding pricing, exposure and policy form changes, as a percentage of the total premium available for renewal.
Retention, retention layer	The amount or portion of risk that an insurer or reinsurer retains for its own account. Losses in excess of the retention layer are reimbursed to the insurer or reinsurer by the reinsurer or retrocessionaire. In proportional treaties, the retention may be a percentage of the original policy’s limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.
Retrocession; retrocessionaire	A transaction whereby a reinsurer cedes to another reinsurer, known as a retrocessionaire, all or part of the reinsurance it has assumed. Retrocession does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured
Statutory accounting principles (“SAP”)	Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by state insurance regulatory authorities and the NAIC.
Statutory or policyholders’ surplus; statutory capital and surplus	The excess of admitted assets over total liabilities (including loss reserves), determined in accordance with SAP.
Third party administrator	A service group who provides various claims administration, risk management, loss prevention and related services, primarily to self-insured clients under a fee arrangement or to insurance carriers on an unbundled basis. No insurance risk is undertaken in the arrangement.
Treaty reinsurance	The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a “treaty”) between a primary insurer or other reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all agreed-upon types or categories of risks originally written by the primary insurer or reinsured.
Underwriting	The insurer’s/reinsurer’s process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.
Unearned premium	The portion of a premium representing the unexpired portion of the exposure period as of a certain date.
Unearned premium reserve	Liabilities established by insurers and reinsurers to reflect unearned premiums which are usually refundable to policyholders if an insurance or reinsurance contract is canceled prior to expiration of the contract term.

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

•	further decreases in the capital and surplus of our insurance subsidiaries and their ability to meet minimum capital and surplus requirements;

•	changes in our ability to access our credit facilities or raise additional capital;

•	the implementation and effectiveness of our capital improvement strategy;

•	Tower’s ability to continue operating as a going concern;

•	changes in our ability to meet ongoing cash requirements and pay dividends;

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

•	the Bermudian regulatory system, and potential changes thereto;

•	risks and uncertainties associated with technology, data security or outsourced services that could negatively impact our ability to conduct our business or adversely impact our reputation;

•	the effects of mergers, acquisitions or divestitures;

•	disruptions in Tower’s business arising from the integration of acquired businesses into Tower and the anticipation of potential or pending acquisitions or mergers; and

•	any changes concerning the conditions, terms, termination, or closing of the merger with ACP Re.

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

Item 1A. Risk Factors

An investment in our common stock involves a number of risks. You should carefully consider the following information. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial condition or results of operations. Any of the risks described below could result in a significant or material adverse effect on our business, financial condition or results of operations, and a corresponding decline in the market price of our common shares and other securities.

This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below. See “Business—Note on Forward-Looking Statements.”

Risks Related to the Proposed Merger with ACP Re

Failure to complete the proposed merger with ACP Re could adversely affect our ability to continue as a going concern.

There is no assurance that the closing of our proposed merger with ACP Re will occur or that it will close under the same terms and conditions contained in the ACP Re Merger Agreement. Consummation of the merger is subject to various conditions, including, among other things, the approval of the ACP Re Merger Agreement and the merger by the holders of a majority of our outstanding common shares, and certain other customary conditions, including, among other things, the absence of laws or judgments prohibiting or restraining the merger and the receipt of certain regulatory approvals. We cannot predict with certainty whether and when any of these conditions will be satisfied. In addition, the ACP Re Merger Agreement may be terminated under certain specified circumstances, including if the merger is not consummated on or before September 30, 2014 or if the special meeting of our shareholders is not convened and held on or prior to August 15, 2014. If the ACP Re Merger Agreement is not approved by our shareholders or if the merger is not consummated for any other reason, our shareholders will not receive any payment for their shares in connection with the merger. Instead, we will remain an independent public company and we would intend that the common shares continue to be listed and traded on NASDAQ. There is, however, substantial doubt about our ability to continue as a going concern. Recent declines in our financial strength and issuer credit ratings have materially adversely affected our ability to write new business. See “There is substantial doubt about the Company’s ability to continue as a going concern.” and “Recent declines in the ratings assigned to us and our insurance subsidiaries by A.M. Best, Fitch and Demotech, as well as any future ratings downgrades, will affect our ability to write new business, our standing among brokers, agents and insureds and cause our sales and earnings to decrease.”

In addition, TGI’s $147.7 million 5.00% senior convertible notes mature on September 15, 2014 and we currently do not have, and do not anticipate obtaining, any commitments with respect to raising additional capital or liquidating investments that will provide sufficient funds to pay the principal of the Notes when they mature. See “We may be unable to implement our proposed capital improvement strategy or, if implemented, it may not achieve its anticipated benefits, either of which could have a material adverse effect on our business, financial condition or results of operations.” Also, under specified circumstances, the ACP Re Merger Agreement may require us to reimburse ACP Re for its expenses or pay ACP Re a fee with respect to the termination of the ACP Re Merger Agreement, which would further impact our ability to continue as a going concern if the merger is not completed.

Risks Related to Our Business

There is substantial doubt about the Company’s ability to continue as a going concern.

There is substantial doubt about the Company’s ability to remain as a going concern. As such, any potential investor or lender may be unlikely or unwilling to provide additional capital or loans to the Company. Should the Company no longer continue to support its capital or liquidity needs, or should the Company be unable to successfully execute its capital improvement strategy, raise additional capital, execute any strategic alternatives (including the ACP Re merger) or sell certain investments in an orderly manner, such failures would have a material adverse effect on the Company’s business, results of operations and financial position.

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

Our ability to write business is significantly influenced by our rating from A.M. Best. On December 20, 2013, A.M. Best lowered the financial strength ratings of each of our insurance subsidiaries from “B++” (Good) to “B” (Fair) (the seventh highest of fifteen rating levels), as well as the issuer credit ratings of each of our insurance subsidiaries from “bbb” to “bb”. Previously, on October 8, 2013, A.M. Best had downgraded the financial strength rating of each of our insurance subsidiaries to “B++” (Good) and their respective issuer credit ratings to “bbb” from “a-”. In addition on December 20, 2013, A.M. Best downgraded the issuer credit rating of TGI as well as the debt rating on its $147.7 million 5.00% senior convertible notes due 2014 (the “Notes”) to “b-” from “bb”. On the same date, A.M. Best also downgraded the financial strength rating of CastlePoint Reinsurance Company, Ltd. (Bermuda) to “B” (Fair) from “B++” (Good) and its issuer credit rating to “bb” from “bbb” and downgraded the issuer credit rating of Tower Group International, Ltd. to “b-” from “bb”. We, TGI and each of our insurance subsidiaries currently are and will continue to be under review with negative implications pending further discussions between A.M. Best and our management. In downgrading our ratings, A.M. Best stated that its actions “consider the magnitude of the charges taken and the material adverse impact on Tower’s risk-adjusted capitalization, financial leverage, liquidity and coverage ratios,” “consider the reduced financial flexibility [of the Company] given [its] delay in earnings, the decline in shareholder confidence and the corresponding decline in share price” and “reflect the potential for further adverse reserve development, increased competitive challenges and due to the ratings downgrade, potential actions taken by third party reinsurers and lenders.” Following the announcement of the ACP Re merger, on January 10, 2014, A.M. Best maintained the under review status of our financial strength and issuer credit ratings and revised the implications from “negative” to “developing” for all of these ratings. A.M. Best stated that, “[t]he under review status with developing implications reflects the potential benefits to be garnered from the transaction as well as the potential downside from any additional adverse reserve development and/or any unforeseen events that might transpire up until the close of the transaction…”

TGIL and our insurance subsidiaries also are rated by Fitch Ratings Ltd. (“Fitch”). Fitch insurer financial strength ratings are assigned to an insurer’s policyholder obligations and are an assessment of relative financial strength. Insurer financial strength ratings assess the ability of an insurer to meet policyholder and related obligations, relative to the “best” credit risk in a given country across all industries and obligation types. Fitch Ratings’ credit ratings provide an opinion on the relative ability of an entity to meet financial commitments, such as interest, preferred dividends, repayment of principal, insurance claims or counterparty obligations. On January 2, 2014, Fitch downgraded our issuer default rating from “B” to “CC” and the insurer strength ratings of our insurance subsidiaries from “BB” to “B”. On October 7, 2013, Fitch downgraded our issuer default rating to “B” (the sixth highest of 11 such ratings) from “BBB” and the insurer strength ratings of our insurance subsidiaries to “B” (the fifth highest of Fitch Ratings’ nine such ratings) from “A-”. In downgrading such ratings, Fitch stated that it “is concerned that Tower’s competitive position has been materially damaged, negatively impacting the Company’s financial flexibility and ability to write new business” and that “the magnitude of the second quarter charges was large enough to cause several key ratios to fall well outside of previously established ratings downgrade triggers, which resulted in the multi-notch downgrade.” On January 6, 2014, Fitch revised our rating watch status to “evolving” from “negative” following the ACP Re merger announcement, and stated that “[t]he Evolving Watch reflects that the ratings could go up if the merger closes; however, ratings could be lowered if the merger does not occur and [the Company] is unsuccessful in addressing upcoming debt maturity or if additional reserve deficiencies develop.”

The Reciprocal Exchanges also are rated by Demotech, which ratings are based upon a series of quantitative ratios and qualitative considerations that together comprise a financial stability analysis model (certain of our insurance subsidiaries were rated by Demotech until December 24, 2013). On December 24, 2013, Demotech announced the withdrawal of its Financial Stability Ratings (“FSRs”) assigned to our following subsidiaries: Kodiak Insurance Company, Massachusetts Homeland Insurance Company, Tower Insurance Company of New York and York Insurance Company of Maine. Concurrently, Demotech advised that the FSRs assigned to Adirondack Insurance Exchange, Mountain Valley Indemnity Company, New Jersey Skylands Insurance Association and New Jersey Skylands Insurance Company remain under review. On October 7, 2013, Demotech lowered its rating on Tower Insurance Company of New York and three other U.S. based insurance subsidiaries (Kodiak Insurance Company, Massachusetts Homeland Insurance Company and York Insurance Company of Maine) from “A’ (A prime)” to “A (A exceptional)”. In addition, Demotech removed its previous “A’ (A prime)” rating on six other U.S. based insurance subsidiaries (CastlePoint Florida Insurance Company, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company, North East Insurance Company and Preserver Insurance Company). Demotech also affirmed its “A” ratings on Adirondack Insurance Exchange, New Jersey Skylands Insurance Association, New Jersey Skylands Insurance Company and Mountain Valley Indemnity Company.

Management expects these rating actions, in combination with other items that have impacted the Company in 2013, to result in a decrease in the amount of premiums the insurance subsidiaries are able to write. Such rating actions also have and may continue to cause concern among our agents, brokers and policyholders, resulting in a movement of business away from our insurance subsidiaries to other stronger or more highly rated insurance carriers. Because many of our agents and brokers (whom we refer to as “producers”) and policyholders purchase our policies on the basis of our current ratings, any reduction of our ratings could materially and adversely affect our ability to retain or expand our policyholder base. Similarly, the reduction of our financial strength ratings could have the effect of materially increasing the number or amount of policy surrenders by policyholders, requiring us to reduce prices for certain of our products and services to remain competitive, adversely affecting our ability to attract and retain our more profitable books of business, and adversely affecting our ability to obtain reinsurance at reasonable prices, or at all.

Such rating actions, and any further ratings downgrades also will negatively impact our ability to raise capital and have had and will have a negative impact on our overall liquidity. Because lenders and reinsurers will use our A.M. Best ratings as a factor in deciding whether to transact business with us, the failure of our insurance subsidiaries to maintain their financial strength ratings may dissuade a financial institution or reinsurance company from conducting any business with us or may increase our interest or reinsurance costs. For example, many of our ceded reinsurance contracts, including those entered into in September 2013, as disclosed in our Current Report on Form 8-K, dated September 23, 2013, have ratings triggers, which permit the assuming reinsurer to terminate their agreement to reinsure us if our A.M. Best rating is below “A-”.

It is possible that A.M. Best, Fitch or Demotech could downgrade our ratings further or remove such ratings, which would materially adversely affect our business, financial condition and results of operations.

If our reciprocal business does not perform well or is downgraded, we may be required to recognize further impairment of our intangible assets, which could adversely affect our results of operations.

Intangible assets represent the amount of fair value assigned to certain assets when we acquire a subsidiary or a book of business. Intangible assets are classified as having either a finite or an indefinite life. We test the recoverability of indefinite life intangibles at least annually. We test the recoverability of finite life intangibles whenever events or changes in circumstances indicate that the carrying value of a finite life intangible may not be recoverable. An impairment is recognized if the carrying value of an intangible asset is not recoverable and exceeds its fair value, in which circumstance we write down the intangible asset by the amount of the impairment, with a corresponding charge to income. If our reciprocal business does not perform well or the reciprocal exchanges are downgraded, we may be required to recognize an impairment of our intangible assets. Such write downs could have a material adverse effect on our results of operations.

A decrease in the capital and surplus of our insurance subsidiaries may result in a further downgrade of our credit and insurer financial strength ratings.

In any particular year, our statutory surplus amounts and risk based capital (“RBC”) ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries, the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in reserving requirements, the value of certain fixed-income and equity securities in our investment portfolio, changes in interest rates, as well as changes to the National Association of Insurance Commissioners’ (“NAIC”) RBC formulas. See “Our insurance subsidiaries are subject to minimum capital and surplus requirements. Failure to meet these requirements could subject us to regulatory action” below. Most of these factors are outside of our control. Our credit and insurer financial strength ratings are significantly influenced by our statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current ratings. Increases in reserves reduce the statutory surplus used in calculating our RBC ratios. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise additional capital through one or more financings, which may be unavailable or on terms not as favorable as in the past. Alternatively, if we were not to raise additional capital in such a scenario, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be further reduced by one or more rating agencies, which would have a material adverse effect on our business, financial condition and results of operations. For more information on risks regarding our ability to raise capital, as well as our ratings, see “We may be unable to implement our proposed capital improvement strategy or, if implemented, it may not achieve its anticipated benefits, either of which could have a material adverse effect on our business, financial condition or results of operations” below and “Recent declines in the ratings assigned to us and our insurance subsidiaries by A.M. Best, Fitch and Demotech, as well as any future ratings downgrades, could affect our ability to write new business, our standing among brokers, agents and insureds and cause our sales and earnings to decrease” above.

We may be unable to implement our proposed capital improvement strategy or, if implemented, it may not achieve its anticipated benefits, either of which could have a material adverse effect on our business, financial condition or results of operations.

If the Company does not close on the ACP Re Merger Agreement prior to September 15, 2014, the Company’s plan to repay the Notes includes a combination of using proceeds from the sale of assets held at TGI as well as using proceeds generated by other strategic alternatives and to the extent necessary, issuing debt or equity securities to pay down the principal of the Notes. The Company can provide no assurance that it will be successful in generating sufficient funds to repay the Notes by selling assets held at TGI, pursuing other strategic alternatives or issuing new debt or equity securities.

There can be no assurances that the Company will be able to remedy its current statutory capital deficiencies in certain of its insurance subsidiaries or maintain adequate levels of statutory capital in the future. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern. See “There is substantial doubt about the Company’s ability to continue as a going concern.” Should the Company no longer continue to support its capital or liquidity needs, or should the Company be unable to successfully execute the above mentioned initiatives, such failures would have a material adverse effect on its business, results of operations and financial position.

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

TGIL is a holding company and, as such, has no direct operations of its own. We do not expect TGIL to have any significant operations or assets other than its ownership of the shares of its operating subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our shareholders. As of December 31, 2013 and as of the date hereof, none of our insurance subsidiaries could pay to us any distributions without approval.

The ability of our insurance subsidiaries to pay ordinary and extraordinary dividends must be considered in relation to the impact on key financial measurement ratios, including RBC ratios and A.M. Best’s Capital Adequacy Ratio, which in turn could affect our A.M. Best rating. As a result, at times, we may not be able to receive dividends from our insurance subsidiaries in amounts necessary to meet our ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends to our shareholders. Furthermore, as a result of our recent reserve increases, we incurred a material loss and decrease in our insurance subsidiaries’ capital and surplus, which will reduce their dividend paying capacity until they once again generate a profit and rebuild their surplus levels. See “Although we have paid cash dividends in the past, we did not pay a dividend in the fourth quarter of 2013 and we likely will not pay cash dividends in the near future” below. Accordingly, if you require dividend income you should carefully consider these risks before making an investment in our Company. If we are not able to receive dividends and other permitted payments from our operating subsidiaries in amounts necessary to meet our ongoing cash requirements, such inability could adversely affect the Company’s business, results of operation and financial position. See “There is substantial doubt about the Company’s ability to continue as a going concern.”

Although we have paid cash dividends in the past, we did not pay a dividend in the fourth quarter of 2013 and we likely will not pay cash dividends in the near future.

On November 14, 2013, the Company announced that its Board of Directors determined that it would not declare and pay a dividend to shareholders in the fourth quarter of 2013.

We are precluded from paying dividends without the consent of ACP Re pursuant to the ACP Re Merger Agreement. We do not intend to pay any dividends prior to the consummation of the merger.

Future cash dividends would only be considered if the merger agreement were not consummated, and future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors, including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner previously discussed in this section. There can be no assurance that we will resume paying dividends in the future even if the necessary financial conditions are met and if sufficient cash is available for distribution.

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

Tower has in place several intercompany reinsurance transactions between its U.S. based insurance subsidiaries and its Bermuda based insurance subsidiaries. The U.S. based insurance subsidiaries have historically reinsured on a quota share basis obligations to CastlePoint Reinsurance Company (“CastlePoint Re”), one of its Bermuda based insurance subsidiaries. The 2013 obligations that CastlePoint Re assumes from the U.S. based insurance subsidiaries are then retroceded to TRL, Tower’s other Bermuda based insurance subsidiary. In addition, CastlePoint Re also entered into a loss portfolio transaction with TRL where its reserves associated with the U.S. insurance subsidiary business for underwriting years prior to 2013 were all transferred to TRL. CastlePoint Re is required to collateralize $648.9 million of its assumed reserves in a reinsurance trust for the benefit of TICNY, the lead pool company of the U.S. insurance companies. On February 5, 2014, the BMA approved the transfer of $167.3 million in unencumbered liquid assets from TRL to CastlePoint Re, allowing CastlePoint Re to increase the funding in the reinsurance trust for the benefit of TICNY. The New York State Department of Financial Services (the “NYDFS”) has confirmed this will be acceptable for the purpose of admitted surplus and capital on TICNY’s 2013 statutory basis financial statements. For the 2013 statutory basis financial statements, CastlePoint Re reported $581.7 million in its reinsurance trust.

Based on RBC calculations as of December 31, 2013, six of Tower’s ten U.S. based insurance subsidiaries have capital and surplus below Company Action Level and do not meet the minimum capital and surplus requirements of their respective state regulators. As a result, management has discussed the ACP Re Merger Agreement and the Cut- Through Reinsurance Agreement and provided its 2014 RBC forecasts to the regulators to document the Company’s business plan to bring two of these U.S based insurance subsidiaries’ capital and surplus levels above Company Action Level.

As a result of the recognition of the ceding commission relating to the Cut-Through Reinsurance Agreements executed with AmTrust and NGHC in January 2014, the U.S. based insurance subsidiaries’ capital and surplus will increase significantly from December 31, 2013 to January 1, 2014, as the U.S. based subsidiaries will transfer a significant portion of their commercial lines unearned premium to a subsidiary of AmTrust and all of their personal lines unearned premiums to a subsidiary of NGHC. Accordingly, as of January 1, 2014, the effect of the Cut-Through Reinsurance Agreements increased the surplus of two of the U.S. based insurance subsidiaries such that their capital and surplus levels exceeded Company Action Level.

In 2013, the NYDFS issued orders for seven of Tower’s insurance subsidiaries, subjecting them to heightened regulatory oversight, which includes providing the NYDFS with increased information with respect to the insurance subsidiaries’ business, operations and financial condition. In addition, the NYDFS has placed limitations on payments and transactions outside the ordinary course of business and material changes in the insurance subsidiaries’ management and related matters. Tower’s management and Board of Directors have held discussions with the NYDFS, and Tower has been complying with the orders and oversight.

On April 21, 2014, the NYDFS issued additional orders for two of Tower’s insurance subsidiaries instructing them to provide plans to address weaknesses in such insurance subsidiaries’ risk based capital levels as shown in their statutory annual financial statements, and imposing further enhanced reporting and prior approval requirements and limitations on writings of new business. On the same date, the NYDFS issued a letter pertaining to one of Tower’s insurance subsidiaries requiring the submission of a plan to address weaknesses in risk based capital levels.

The Massachusetts Division of Insurance (“MDOI”) and Tower management have agreed to certain restrictions on the operations of Tower’s two Massachusetts domiciled insurance subsidiaries. Tower management has agreed to cause these subsidiaries to provide the MDOI with increased information with respect to their business, operations and financial condition, as well as limitations on payments and transactions outside the ordinary course of business and material changes in their management and related matters.

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

On April 11, 2014, the New Jersey Department of Banking and Insurance imposed an enhanced reporting requirement on the intercompany transactions involving Tower’s two New Jersey domiciled insurance subsidiaries and Tower’s New Jersey managed insurer. Such companies are now required to submit for prior approval any transactions with affiliates, even transactions that would otherwise not be reportable under the applicable holding company act.

As of December 31, 2013, TRL and CastlePoint Re had capital and surplus that did not meet the minimum solvency requirements of the BMA. Management has discussed the ACP Re Merger Agreement and provided 2014 solvency forecasts to the BMA.

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

To the extent that loss and loss adjustment expenses exceed our estimates, we likely would be required to increase loss and loss adjustment expense reserves, with a corresponding reduction in our net income in the period in which the deficiency is identified. Actual loss and loss adjustment expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our consolidated financial statements. It is possible that claims could exceed our loss and loss adjustment expense reserves. In such case, any required reserve increase would be recognized as an expense during the period or periods in which these determinations are made, thereby adversely affecting our business, financial condition or results of operations. Depending on the severity and timing of any changes in these estimated losses, such determinations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

As noted above, we increased our loss reserves by $539.8 million with respect to the Commercial Insurance segment as of December 31, 2013, which resulted in an unfavorable effect on net income. This reserve increase has had a material adverse effect on our business, financial condition and results of operations. See “Note 10-Loss and Loss Adjustment Expense” to the Notes to the Consolidated Financial Statements. Given the contingencies and uncertainties described above, there can be no assurance that we have accurately estimated our loss and loss adjustment reserves, and further revisions to these estimates may occur in the future, which may require us to further increase these reserves. If increases to our loss and loss adjustment reserves become necessary, this may have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, many of our quota share reinsurance agreements contain provisions for a ceding commission under which the commission rate that we receive varies inversely with the loss ratio on the ceded premiums, with higher commission rates corresponding to lower loss ratios and vice versa. The loss ratio depends on our estimate of the loss and loss adjustment expense reserves on the ceded business. As a result, the same uncertainties associated with estimating loss and loss adjustment expense reserves affect the estimates of ceding commissions earned. If and to the extent that we have to increase our reserves on the business that is subject to these reinsurance agreements, we may have to reduce the ceding commission rate, which would amplify the reduction in our net income in the period in which the increase in our reserves is made. For example, in connection with our December 31, 2013 reserve increase, the related decrease in our ceding commission rate resulted in additional loss for the year ended December 31, 2013 of $9.6 million.

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

As of December 31, 2013, we had a net balance due us from our reinsurers of $826.4 million, consisting of $570.9 million in reinsurance recoverables on unpaid losses, $69.0 million in reinsurance recoverables on paid losses and $186.5 million in prepaid reinsurance premiums. Since 2003, we have sought to manage our exposure to our reinsurers by placing our quota share reinsurance on a “funds withheld” basis and requiring any non-admitted reinsurers to collateralize their share of unearned premium and loss reserves. Our net exposure (which considers collateral available to the Company) to our reinsurers totaled $185.3 million as of December 31, 2013. As of December 31, 2013, our largest net exposure to any one reinsurer was $56.4 million, related to ACE Property and Casualty Insurance Company which is rated A++ by A.M. Best. As of December 31, 2013, our largest balance due from any one reinsurer (before considering any collateral) was $348.0 million, which was due from Southport Re which is not rated. This balance was settled in the first quarter of 2014 upon cancellation of the Southport Re agreements.

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

The new capacity that had entered the market had placed more pressure on production and profitability targets. A.M. Best had stated that industry policyholder surplus grew annually from 2003-2012 except for declines in 2008 and 2011. However, industry policyholder surplus increased by 10.4% to $666.3 billion in 2013 from 2012. This places the premium-to-surplus ratio at 0.73:1.0 as of December 31, 2013.

We also face competition because of entities that self-insure, primarily in the commercial insurance market. From time to time, established and potential customers may examine the benefits and risks of self-insurance and other alternatives to traditional insurance.

In our commercial and personal lines admitted business segments, we have historically competed with major U.S. insurers and certain underwriting syndicates, including large national companies such as Travelers Companies, Inc., Allstate Insurance Company, GEICO, Progressive Corporation and State Farm Insurance; regional insurers such as Selective Insurance Company, Hanover Insurance and Peerless Insurance Company and smaller, more local competitors such as Greater New York Mutual,

Magna Carta Companies, MMI Insurance Company, Quincy Mutual Fire Insurance Company and Utica First Insurance Company. Our non-admitted binding authority and commercial business with general agents historically competed with Scottsdale Insurance Company, Admiral Insurance Company, Mt. Hawley Insurance Company, Navigators Group, Inc., Essex Insurance Company, Colony Insurance Company, Century Insurance Group, Nautilus Insurance Group, RLI Corp., United States Liability Insurance Group and Burlington Insurance Group, Inc. In our program business, we competed against competitors that write program business such as QBE Insurance Group Limited, Delos Insurance Group, Am Trust Financial Services, Inc., RLI Corp., W.R. Berkley Corporation, Markel Corporation, Great American Insurance Group and Philadelphia Insurance Companies.

Many of these companies have greater financial, marketing and management resources and better access to the capital markets than we do and also have more experience, better ratings and more market recognition than we do. In addition, our recent need to significantly increase our reserves, the booking of goodwill and fixed asset impairment charges and A.M. Best’s, Fitch’s and Demotech’s related ratings actions, together with our delay in filing on a timely basis the Form 10-Qs for the periods ended June 30, 2013 and September 30, 2013 and this Form 10-K for the year ended December 31, 2013, our decision to restate our Form 10-K for the year ended December 31, 2012 and revise our Form 10-Q for the period ended March 31, 2013 have had a material adverse effect on the Company’s ability to compete for insurance and assumed reinsurance business. In addition, such actions have had a material adverse effect on the Company’s ability to raise capital. Such actions and events also may cause concern among our agents, brokers and policyholders, resulting in a movement of business away from our insurance subsidiaries to other stronger or more highly rated insurance carriers, which will further adversely affect our competitive position.

Because of these competitive pressures, there can be no assurance that we can compete effectively with our industry rivals, or that such pressures will not have a further material adverse effect on our business, operating results or financial condition. This includes competition for our producers. See “Since we depend on a core of selected producers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.” In the event we are unable to attract and retain these producers or they are unable to attract and retain customers for our products, growth and retention could be materially affected. Furthermore, certain competitors operate using a mutual insurance company structure and therefore may have dissimilar profitability and return targets.

In addition to competition in the operation of our business, we face competition from a variety of sources in attracting and retaining qualified employees. Our ability to operate may also be impaired if we are not effective in filling critical leadership positions, in developing the talent and skills of our human resources, in assimilating new executive talent into our organization, or in deploying human resource talent consistently with our business goals.

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

We are also involved in a number of putative securities class action lawsuits brought by alleged shareholders alleging violations of the federal securities laws in connection with, among other things, purported false and misleading statements concerning our loss reserve estimates. We are also involved in a number of lawsuits alleging violations of federal and Bermuda law in connection with Tower’s entry into the ACP Re Merger Agreement and the related proxy statement. We believe that it is not probable that these lawsuits will result in a loss and if they would result in a loss, that the amount of any loss cannot be reasonably estimated.

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

As disclosed in Item 9A of this Annual Report on Form 10-K and Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2012 and Item 4 of Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2013, Tower’s management concluded the Company did not maintain an effective monitoring of its controls and resources. The Company was not effective in executing the documented controls, monitoring the control performance and identifying and responding to control deficiencies. The material weakness in monitoring of controls and resources contributed to the following material weaknesses:

(1)	We did not maintain effective controls over the effectiveness of the loss reserve estimation process. Specifically, the Company did not maintain effective control to effectively review and approve all significant assumptions, methodologies and data used to determine the actuarial central estimate.

(2)	We did not maintain effective controls over the premium receivable account reconciliation. Specifically, the Company did not maintain effective controls to effectively investigate and resolve reconciling items on a timely basis.

(3)	We did not maintain effective controls over the impairment process of the long-lived tangible and intangible assets. Specifically, the Company did not evaluate all the triggering events indicating that the carrying value of its long-lived tangible and intangible assets may not be recoverable during 2013. The long-lived tangible and intangible assets include furniture, leasehold improvements, computer equipment, software, including internally developed software, and agency force lists.

(4)	We did not maintain effective controls over the effectiveness of the tax valuation allowance estimation process. Specifically, the Company did not determine and monitor its valuation allowance of net deferred tax asset and the accuracy of its deferred taxes.

(5)	We did not maintain effective control over certain information technology general controls. Specifically, the Company did not design and maintain effective controls with respect to segregation of duties, restricted access to programs and data, and change management activities. Consequently, controls that were dependent on the effective operation of information technology were not effectively designed to include adequate review of system generated data used in the operation of the controls and were determined not to be operating effectively and therefore could result in material misstatement of substantially all financial statement line items.

(6)	We did not maintain effective controls over the period-end financial reporting process. Specifically, the company did not maintain sufficient personnel to perform its period-end financial reporting process effectively, including preparation and review of account reconciliations and evaluation of the accounting requirements resulting from recent events and circumstances. This in turn affected the timely preparation and review of interim and annual consolidated financial statements.

Tower’s management is implementing measures to remediate the material weaknesses in internal controls over financial reporting described above. Specifically, management is seeking to improve communications among its actuarial, underwriting, financial and claims personnel involved on the loss reserve committee regarding the importance of documentation of its assessments and conclusions of its meetings, as well as supporting analyses. Management also continues to improve its systems to facilitate the gathering of underlying data used in the actuarial reserving process. Until such time as management and the Board have concluded that this process is performing effectively, management intends to engage external consulting resources that will perform a quarterly actuarial study to assist the Company in estimating its loss reserves, and reviewing and critiquing the loss reserve committee documentation during the financial reporting process

In addition,

(i)	the Company has obtained additional resources and enhanced the production of key reports to improve the accuracy of the elements used in its premiums receivable reconciliation process and timely evaluation and disposal of the reconciling items noted during the premiums reconciliation process, and

(ii)	Management is designing enhanced controls to ensure long-lived tangible and intangible assets are evaluated timely for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

(iii)	Management is developing a more formal recertification process for its information technology group that encompasses privilege at a financially significant level rather that at an application level.

(iv)	Management will explicitly incorporate the duration of tax assets and liabilities into its valuation allowance calculation and will work to improve the accuracy of the reconciliations of tax bases and statutory/GAAP bases.

(v)	Management is evaluating and realigning the resource allocation within the financial processes, including the use of consulting specialists, to ensure appropriate and timely completion and review of account reconciliations and the evaluation of unique accounting situations that arise from recent events.

As a result of the material weaknesses described above, in the past, the Company’s disclosure controls and procedures were not effective to timely prevent or detect inadvertent errors in its consolidated financial statements which led to the need to restate or revise its financial statements, as well as delays in some of its filings. If the Company’s efforts to remediate the weaknesses identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could also result in future misstatements of the Company’s results of operations, which could, among other things, result in additional restatements or revisions of the Company’s consolidated financial statements and/or further delays in the Company’s filings, and could have a material and adverse effect on the Company’s business, results of operations or financial condition.

As a result of the merger transaction between Tower Group, Inc. and Canopius Holdings (Bermuda) Limited, the Company will continue to incur additional direct and indirect costs.

The Company will continue to incur additional costs and expenses in connection with and as a result of the merger transaction between TGI and CHBL in March 2013. These costs and expenses include professional fees to comply with Bermuda corporate and tax laws and financial reporting requirements, costs and expenses incurred in connection with holding meetings of the Company’s Board of Directors and certain executive management meetings outside of the United States, as well as any additional costs the Company may incur going forward as a result of its new corporate structure. There can be no assurance that these costs will not exceed the costs historically borne by TGI and CHBL.

We may be adversely affected by foreign currency fluctuations.

We report our financial information in U.S. dollars. We limit, when possible, capital levels in local currencies, subject to the satisfaction of minimum regulatory requirements and the support of our local insurance operations. In addition, we enter into reinsurance and insurance contracts where we are obligated to pay losses in currencies other than U.S. dollars. The principal currency currently creating foreign exchange risk is the British pound sterling. Currently, less than 5 percent of our net assets are denominated in foreign currencies. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely affect our results of operations and financial condition.

The Bermudian regulatory system, and potential changes thereto, could have a material adverse effect on the Company’s business.

Bermuda statutes, regulations and policies of the BMA, require Bermuda reinsurers to maintain minimum levels of statutory capital, surplus and liquidity, to meet solvency standards, to obtain prior approval of ownership and transfer of shares (in certain circumstances) and to submit to certain periodic examinations of its financial condition. These statutes and regulations may, in effect, restrict the ability of Bermuda-based reinsurance subsidiaries of the Company, such as TRL, to write insurance and reinsurance policies, to make certain investments and to distribute funds. See “Our insurance subsidiaries are subject to minimum capital and surplus requirements. Failure to meet these requirements could subject us to regulatory action.” and “The regulatory system under which we operate, and potential changes thereto, could have a material adverse effect on our business.”

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations.

Various provisions of our policies, including, but not limited to, limitations or exclusions from coverage or choice of forum, which have been negotiated to limit our risks, may not be enforceable in the manner we intend. At the present time we employ a variety of endorsements to our policies that limit exposure to known risks, including but not limited to exclusions relating to coverage for lead paint poisoning, asbestos and most claims for bodily injury or property damage resulting from the release of pollutants.

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

Although our insurance subsidiaries are protected by the federally funded terrorism reinsurance, there is a substantial deductible that must be met, the payment of which could have an adverse effect on our results of operations. See “Business — Reinsurance.” As a consequence of this legislation, potential losses from a terrorist attack could be substantially larger than previously expected, could also adversely affect our ability to obtain reinsurance on favorable terms, including pricing, and may affect our underwriting strategy, rating, and other elements of our operation. Also, there can be no assurance that this federally funded terrorism reinsurance will be available after 2014.

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

Other insurance companies compete with us for the services and allegiance of these producers. These producers may choose to direct business to our competitors, or may direct less desirable risks to us. In our Commercial segment, approximately 45% of the 2013 gross premiums written, including premiums produced by our managing general agency subsidiaries on behalf of their issuing companies, were produced by our top 19 producers, representing 2% of our active agents and brokers. These producers each have annual written premiums of $5 million or more. As we build a broader territorial base, the number of producers with significant premium volumes with Tower in each of our segments is increasing.

Our largest producers (exclusive of assumed reinsurance brokers) in 2013 were Northeast Agencies, Risk Transfer and Morstan General Agency. In the year ended December 31, 2013, these producers accounted for 8.8%, 5.2% and 4.2%, respectively, of the total of our gross premiums written. No other producer was responsible for more than 3% of our gross premiums written.

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

With respect to the premiums produced by one of our managing general agents (“MGA”) for its issuing companies and a limited amount of premium volume written by our insurance subsidiaries, producers collect premiums from the policyholders and forward them to our MGA and our insurance subsidiaries. In most jurisdictions, when the insured pays premiums for these policies to producers for payment over to our MGA or our insurance subsidiaries, the premiums are considered to have been paid under applicable insurance laws and regulations, and the insured will no longer be liable to us for those amounts whether or not we have actually received the premiums from the producer. Consequently, we assume a degree of credit risk associated with producers. Although producers’ failures to remit premiums to us have not caused a material adverse impact on us to date, there have been instances where producers collected premiums but did not remit them to us, and we were nonetheless required under applicable law to provide the coverage set forth in the policy despite the absence of premiums. Because the possibility of these events is dependent in large part upon the financial condition and internal operations of our producers, which in most cases is not public information, we are not able to quantify the exposure presented by this risk. If we are unable to collect premiums from our producers in the future, our financial condition and results of operations could be materially and adversely affected.

Our acquisitions could result in integration difficulties, unexpected expenses, diversion of management’s attention and other negative consequences.

We have made numerous acquisitions in recent years. We attempt to integrate the technology, operations, systems and personnel of acquired businesses with our own and attempt to grow the acquired businesses as part of our company. The integration of other businesses is a complex process and places significant demands on our management, financial, technical and other resources. If we are unsuccessful in integrating these businesses, our financial and operating performance could suffer. The risks and challenges associated with the acquisition and integration of acquired businesses include:

•	We may be unable to efficiently consolidate our financial, operational and administrative functions with those of the businesses we have acquired;

•	Our management’s attention may be diverted from other business concerns;

•	We may be unable to retain and motivate key employees of an acquired company;

•	Litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses;

•	The costs necessary to complete integration exceed our expectations or outweigh some of the intended benefits of the transactions we complete;

•	We may be unable to maintain the customers or goodwill of an acquired business; and

•	The costs necessary to improve or replace the operating systems, products and services of acquired businesses may exceed our expectations.

We have not fully integrated several of our recent acquisitions, and this failure has led to delays in financial reporting and material weaknesses in our internal controls (see “We have identified material weaknesses in our internal control over financial reporting, which have resulted in material misstatements in our financial statements and required us to restate our financial results and, if such material weaknesses are not remediated or additional weaknesses are identified in the future, could result in future material misstatements or omissions in our financial statements” for additional information). We may not be able to integrate our acquisitions successfully with our operations on schedule or at all. There can be no assurances that we will not incur large expenses in connection with business units we acquire. Further, there can be no assurances that acquisitions will result in cost savings or sufficient revenues or earnings to justify our investment in, or our expenses related to, these acquisitions.

We could be adversely affected by the loss of one or more principal employees or by an inability to attract and retain staff.

Our success will depend in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. We rely substantially upon the services of our executive management team. If we were to lose the services of members of our key management team, our business could be adversely affected. While we believe we have been successful in attracting and retaining key personnel throughout our history, we have recently experienced the departure of a number of employees. We have employment agreements with William W. Fox, Jr., our President and Chief Executive Officer, and other members of our senior management team. We do not currently maintain key man life insurance policies with respect to our employees.

Our investment performance may suffer as a result of adverse capital market developments or other factors, which may affect our financial results and ability to conduct business.

We invest the premiums we receive from policyholders until they are needed to pay policyholder claims or other expenses. At December 31, 2013, our invested assets, including the Reciprocal Exchanges’, consisted of $1.6 billion in fixed maturity securities and $106.7 million in equity securities at fair value. Additionally, we held $396.0 million in cash and cash equivalents, short-term investments, and other invested assets. In 2013, we earned $107.5 million of net investment income representing 6.3% of our total revenues. At December 31, 2013, we had unrealized gains of $64.1 million, which could change significantly depending on changes in market conditions. Our funds are primarily invested by outside professional investment advisory management firms under the direction of our management team in accordance with detailed investment guidelines set by us. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. (Interest rate risk is discussed below under the heading, “We may be adversely affected by interest rate changes.”) In particular, negative revenue and liquidity issues in various states and municipalities and future legislative changes could have unfavorable implications on our $1.6 billion bond portfolio.

The volatility of our claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business. We recognized net realized capital gains for 2013 of $25.0 million which included other-than-temporary-impairment (“OTTI”) charges of $13.4 million. The OTTI charges were primarily the result of write-downs of our securities. As a result of the market volatility, we may experience difficulty in determining accurately the value of our various investments.

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

In addition to the normal market risk, mortgage-backed securities contain prepayment and extension risk that differ from other financial instrument and constituted 14.1% of our invested assets, including cash and cash equivalents as of December 31, 2013. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can also expose us to prepayment risks on these investments. When interest rates fall, mortgage-backed securities may be prepaid more quickly than expected and the holder must reinvest the proceeds at lower interest rates. Certain of our mortgage-backed securities currently consist of securities with features that reduce the risk of prepayment, but there is no guarantee that we will not invest in other mortgage-backed securities that lack this protection. In periods of increasing interest rates, mortgage-backed securities are prepaid more slowly, which may require us to receive interest payments that are below the interest rates then prevailing for longer than expected.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

The regulatory system under which we operate, and potential changes thereto, could have a material adverse effect on our business.

Our insurance subsidiaries are subject to comprehensive regulation and supervision in their respective jurisdictions of domicile. The purpose of the insurance laws and regulations is to protect insureds, not our shareholders. These regulations are generally administered by the insurance departments in which the individual insurance companies are domiciled and relate to, among other things:

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

Significant changes in these laws and regulations could make it more expensive to conduct our business. The insurance subsidiaries’ domiciliary state insurance departments, and, with respect to CastlePoint and TRL, the BMA, also conduct periodic examinations of the affairs of their domiciled insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.

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

The activities of our MGAs are subject to licensing requirements and regulation under the laws of New York, New Jersey, Florida and other states where they do business. The businesses of our MGAs depend on the validity of, and continued good standing under, the licenses and approvals pursuant to which they operate, as well as compliance with pertinent regulations. The businesses of the attorneys-in-fact depend on the validity of, and continued good standing under, the licenses and approvals pursuant to which the Reciprocal Exchanges operate, as well as compliance with pertinent regulations. As of February 5, 2009, the date of closing of our acquisition of CastlePoint, our activities became subject to certain licensing requirements and regulation under the laws of Bermuda.TRL, a Bermuda-domiciled subsidiary of Tower, is also subject to licensing requirements and regulation under the laws of Bermuda.

Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment and interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad and general discretion as to the granting, renewing and revoking of licenses and approvals. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to clients and fines. In some instances, our MGAs follow practices based on its or its counsel’s interpretations of laws and regulations, or those generally followed by the industry, which may prove to be different from those of regulatory authorities.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect us by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued. The effects of this and other unforeseen emerging claim and coverage issues are extremely hard to predict and could adversely affect us or our business.

In addition, we are currently under heightened regulatory oversight by the insurance departments in certain states. As a result, we must, among other actions, provide increased information to such insurance departments and adhere to limitations on certain payments and transactions. The effects of this and other potential future actions by the insurance departments are extremely hard to predict and could adversely affect us.

If the assessments we are required to pay are increased drastically, our results of operations and financial condition will suffer.

Our insurance subsidiaries are required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Our insurance subsidiaries are subject to assessments in the states where we do business for various purposes, including the provision of funds necessary to fund the operations of the insurance department and insolvency funds. In 2013, the insurance subsidiaries were assessed $13.1 million by various state insurance-related agencies. These assessments are generally determined by an insurer’s percentage of the total premiums written in a state within a particular line of business. The Company is permitted to assess premium surcharges on workers’ compensation policies that are based on statutorily enacted rates. As of December 31, 2013, the liability for the various workers’ compensation funds, which includes amounts assessed on workers’

compensation policies, was $0.8 million for our insurance subsidiaries. Our share of any assessments could increase. However, we cannot predict with any degree of certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments, or a drastic increase thereof, could have a material adverse effect on our financial condition or results of operations.

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

In addition, while the Transition Services Agreement (the “TSA”) between OneBeacon and us will terminate as of June 30, 2014, there can be no assurance that our IT systems will be able to support the applicable business following the expiration of the TSA.

In addition, as disclosed in Item 9A of this Annual Report on Form 10-K, we did not effectively maintain certain information technology general controls. Specifically, the Company did not design and maintain effective controls with respect to segregation of duties, restricted access to programs and data, and change management activities. Consequently, controls that were dependent on the effective operation of information technology were not effectively designed to include adequate substantive review of system generated data. These controls were determined not to be operating effectively and therefore could result in a material misstatement of substantially all financial line items.

The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.

Our business is highly dependent upon the effective operation of our computer systems. We retain confidential and proprietary information on our computer systems and we rely on sophisticated technologies to maintain the security of that information. Our computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. While, to date, we have not experienced a material breach of cyber-security, administrative and technical controls and other preventive actions we take to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.

In addition, in the event of a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyber-attack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our business, financial condition or results of operations, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, in the event that a significant number of our managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.

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

We provide management services for a fee to the Reciprocal Exchanges. The Reciprocal Exchanges are capitalized entirely with surplus notes that we acquired from OneBeacon Insurance Group, Ltd. for $96.9 million. Reciprocals are policyholder-owned insurance carriers organized as unincorporated associations. We have no ownership interest in the Reciprocal Exchanges. Under current accounting rules, our consolidated financial statements include the results of the Reciprocal Exchanges, and therefore, the surplus notes and any accrued interest are eliminated in consolidation. Payments of principal and interest on notes of the Reciprocal Exchanges are subject to regulatory approval. If either of the Reciprocal Exchanges is unable to obtain insurance regulatory approval to repay us, we would be unable to collect amounts owed under the related surplus note, which would impact the statutory capital of the insurance subsidiaries that own the surplus notes and impair their ability to pay dividends to Tower.

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

If our business does not perform well, we may be required to recognize an impairment of our intangible or other long-lived assets, or to establish a valuation allowance against the deferred income tax asset, which could adversely affect our business, financial condition or results of operations.

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

In 2013, the Company performed an impairment analysis in which the implied fair value of the fixed assets was determined to be lower than the carrying value. Management in its judgment concluded the fixed assets were impaired as of September 30, 2013 and recorded a non-cash charge to earnings of $125.8 million.

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

The Company’s U.S. based operations have a pre-tax loss for 2013, which results in a three-year cumulative tax loss position on its U.S. subsidiaries. After considering this negative evidence and uncertainty regarding the Company’s ability to generate sufficient future taxable income in the United States, the Company concluded that it should not recognize any net deferred tax assets (comprised principally of net operating loss carryforwards). The Company, therefore, has provided a full valuation allowance against its deferred tax asset at December 31, 2013.

Changes in accounting standards issued by the Financial Accounting Standards Board (the “FASB”) or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of accounting principles generally accepted in the United States of America, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our reports filed with the SEC. See Note 1 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. An assessment of proposed standards, including standards on insurance contracts and accounting for financial instruments, is not provided as such proposals are subject to change through the exposure process and official positions of the FASB are determined only after extensive due process and deliberations. Therefore, the effects on our financial statements cannot be meaningfully assessed. The required adoption of future accounting standards could have a material adverse effect on our business, financial condition or results of operations, including on our net income.

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

We currently have insurance subsidiaries in Florida, New York, California, Illinois, New Jersey, New Hampshire, Maine and Massachusetts. The insurance company change of control laws in each of those states requires written approval from the superintendent or commissioner of the insurance department of such state before a third party can acquire control of us. Control is presumed to exist if any person, directly or indirectly, controls or holds the power to vote more than 10% (or 5% in the case of Florida) of our voting securities.

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

FATCA requires certain foreign financial institutions and other foreign entities to undertake due diligence procedures to identify and provide information about shareholders and accounts held by US persons. In cases of non-compliance, a 30% withholding tax may be imposed. The impact of FATCA on the Company, its subsidiaries and their operations is uncertain.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have experienced and continue to experience volatility and disruption in certain market sectors.

We need liquidity to pay claims, reinsurance premiums, operating expenses, and interest on our debt. Without sufficient liquidity, we will be forced to curtail our operations and our business will suffer. The principal sources of our liquidity are insurance premiums, reinsurance recoveries, ceding commissions, fee revenues, cash flow from our investment portfolio and other assets, consisting mainly of cash or assets that are readily convertible into cash. Other sources of liquidity in normal markets also include a variety of instruments, including medium- and long-term debt, junior subordinated debt securities and shareholders’ equity.

In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreased due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take further actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to satisfy statutory capital requirements, generate fee income and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenor securities than we would prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

In addition, even absent market volatility, the Company is subject to a contractual prohibition on accessing the capital markets pursuant to the ACP Re Merger Agreement, which could adversely affect our ability to meet liquidity needs.

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

At December 31, 2013, 6.0%, 91.0% and 3.0% of these securities represented Level 1, Level 2 and Level 3, respectively. The availability of observable inputs varies and is affected by a wide variety of factors. When the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. The degree of judgment exercised by management in determining fair value is greatest for investments categorized as Level 3. For investments in this category, we consider prices and inputs that are current as of the measurement date.

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

We hold certain investments that may lack liquidity, such as non-agency residential mortgage-backed securities, subprime mortgage-backed securities, certain commercial mortgage-backed securities, rated below AA, and our other invested assets. These asset classes represented 28.0% of the carrying value of our total cash and invested assets as of December 31, 2013.

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

Our gross unrealized losses on fixed maturity securities at December 31, 2013 were $23.6 million pre-tax, and the amount of gross unrealized losses on fixed maturity securities that have been in an unrealized loss position for twelve months or more was $4.2 million pre-tax. Realized losses or impairments may have a material adverse impact on our results of operation and financial position.

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

There can be no assurances that terrorist attacks or the threat of future terrorist events in the United States and abroad or military actions by the United States will not have a material adverse effect on our business, financial condition or results of operations.

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

Risk Relating to Our Common Shares

The rights of our shareholders are governed by Bermuda law, which has material and sometimes adverse differences relative to the corporate law of other jurisdictions, including Delaware.

The rights of our shareholders are governed by applicable Bermuda law, including the Bermuda Companies Act of 1981 (the “Companies Act”), and by the Company’s memorandum of association and amended and restated bye-laws (the “Company’s bye-laws”).

The Companies Act differs in some material respects from laws generally applicable to Delaware corporations and their shareholders. Set forth below is a summary of certain significant provisions of the Companies Act, which includes, where relevant, information on modifications adopted under the Company’s bye-laws that differ in certain respects from Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to the Company and its shareholders.

Interested Directors. Under Bermuda law and the Company’s bye-laws, a transaction entered into by the Company, in which a director has an interest, will not be voidable by the Company, and such director will not be accountable to the Company for any benefit realized under that transaction, provided the nature of the interest is disclosed at the first opportunity at a meeting of the Board of Directors, or in writing, to the Board of Directors. In addition, the Company’s bye-laws allow a director to be taken into account in determining whether a quorum is present and to vote on a transaction in which that director has an interest following a declaration of the interest under the Companies Act, unless the majority of the disinterested directors determine otherwise. By contrast, under Delaware law, the transaction would not be voidable if:

•

the material facts as to the interested director’s relationship or interests were disclosed or were known to the Board and the Board in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;

•

the material facts were disclosed or were known to the shareholders entitled to vote on such transaction and the transaction was specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or

•	the transaction was fair as to the corporation at the time it was authorized, approved or ratified.

Business Combinations with Large Shareholders or Affiliates. As a Bermuda company, the Company may enter into business combinations with its large shareholders or one or more wholly owned subsidiaries, including asset sales and other transactions in which a large shareholder or a wholly owned subsidiary receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders or other wholly owned subsidiaries, without obtaining prior approval from the Company’s shareholders and without special approval from the Company’s Board of Directors. Under Bermuda law, amalgamations and mergers require the approval of the Board of the Directors, and except in the case of amalgamations or mergers with and between wholly owned subsidiaries, shareholder approval. However, when the affairs of a Bermuda company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to a Bermuda court, which may make an order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or the company. If the Company were a Delaware company, it would need prior approval from the Board of Directors or a supermajority of its shareholders to enter into a business combination with an interested shareholder for a period of three years from the time the person became an interested shareholder, unless the Company opted out of the relevant Delaware statute. Bermuda law and the Company’s bye-laws would require the Board’s approval and, in some instances, shareholder approval of such transactions.

Shareholders’ Suits. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence a derivative action in the Company’s name to remedy a wrong done to the Company where an act is alleged to be beyond its corporate power, is illegal or would result in the violation of its memorandum of association or bye-laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute (i) fraud against the minority shareholders or (ii) an act that required the approval of a greater percentage of the Company’s shareholders than actually approved it. The prevailing party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with the action. The Company’s bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the Company, against any director or officer for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of the director or officer or to recover any gain, personal profit or advantage to which the director or officer is not legally entitled. In contrast, under Delaware law, class actions and derivative actions generally are available to shareholders for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with the action.

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

U.S. Federal and Bermuda Tax Risks Related to Purchasing and Owning Shares of the Company.

The merger with Canopius may have adverse U.S. federal income tax consequences on the Company under certain circumstances.

Section 7874 of the Internal Revenue Code (the “Code”) addresses “inversion” transactions, which refer in relevant part to transactions in which a U.S. corporation becomes a subsidiary of a foreign corporation. This section provides that in certain instances such foreign corporation may be treated as a domestic corporation for U.S. federal income tax purposes.

Because the former holders of TGI common stock did not acquire 80 percent or more of the stock (by vote or value) of the Company by reason of the merger (the “ownership test”), we believe that the Company should not be treated as a domestic corporation under section 7874 of the Code. Nevertheless, it is possible that the IRS could assert that section 7874 of the Code applies to treat the Company as a domestic corporation following the merger. Such IRS position, if sustained, would result in significant tax liability to the Company and other adverse tax consequences. There is limited guidance regarding the application of the section 7874 provisions, including the ownership test. Moreover, new statutory and/or regulatory provisions under section 7874 of the Code (or otherwise) could be enacted or promulgated that adversely affect the Company’s status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have retroactive application to the Company.

The Company and the Company’s Bermuda subsidiaries may become subject to Bermuda taxes after March 31, 2035.

Bermuda currently imposes no income tax on corporations. The Company has obtained an assurance from the Bermuda Minister of Finance under The Exempted Undertakings Tax Protection Act 1966 of Bermuda, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to the Company or its Bermuda subsidiaries, until March 31, 2035. There can be no assurance that the Company or its Bermuda subsidiaries will not be subject to any Bermuda tax after that date.

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

Under section 845 of the Code, the IRS may allocate income, deductions, assets, reserves, credits and any other items related to a reinsurance agreement among certain related parties, recharacterize such items, or make any other adjustment, in order to reflect the proper source, character or amount of the items for each party. In addition, if a reinsurance contract has a significant tax avoidance effect on any party to the contract, the IRS may make adjustments with respect to such party to eliminate the tax avoidance effect. No regulations have been issued under section 845 of the Code. Accordingly, the application of such provisions to the Company and its subsidiaries is uncertain and we cannot predict what impact, if any, such provisions may have on the Company or its subsidiaries.

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

Each United States person (as defined in section 957(c) of the Code) who (i) owns (directly, indirectly through non-U.S. persons, or constructively by application of certain attribution rules (“constructively”)) 10 percent or more of the total combined voting power of all classes of shares of a non-U.S. corporation at any time during a taxable year (a “10 percent U.S. Shareholder”) and (ii) owns (directly or indirectly through non-U.S. persons) shares of such non-U.S. corporation on the last day of such taxable year, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed, if such non-U.S. corporation has been a CFC for an uninterrupted period of 30 days or more during such taxable year. A non-U.S. corporation is considered a CFC if 10 percent U.S. Shareholders own (directly, indirectly through non-U.S. persons, or constructively) more than 50 percent of the total combined voting power of all classes of voting shares of such non-U.S. corporation or more than 50 percent of the total value of all shares of such corporation. For purposes of taking into account subpart F insurance income, a CFC also generally includes a non-U.S. insurance company in which more than 25 percent of the total combined voting power of all classes of shares or more than 25 percent of the total value of all shares is owned (directly, indirectly through non-U.S. persons or constructively) by 10 percent U.S. Shareholders, on any day during the taxable year of such corporation. We cannot assure you that the Company or its non-U.S. subsidiaries will not be classified as CFCs. Furthermore, due to the attribution provisions of the Code regarding determination of beneficial ownership, you may be a 10 percent U.S. Shareholder even though you do not directly own 10 percent or more of the total combined voting power of the Company.

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

A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of the Company’s non-U.S. subsidiaries’ insurance income is attributed to such organization. In general, insurance income will be attributed to a U.S. tax-exempt shareholder if either the Company is a CFC and such tax-exempt shareholder is a 10 percent U.S. Shareholder or there is RPII and the exceptions described above do not apply.

U.S. tax-exempt investors should consult their tax advisors as to the U.S. tax consequences of an investment in the Company’s shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease 407,096 rentable square feet across the United States, most notably 107,282 rentable square feet at 120 Broadway in New York City, NY and 76,892 at Harborside Plaza II in Jersey City, New Jersey. In addition to this space, we also lease 13,718 rentable square feet at 100 William Street in New York, New York.

The remainder of our leased space is in Irvine, California; New Haven, Connecticut; Ft. Lauderdale, Florida; Maitland, Florida; Atlanta, Georgia; Chicago, Illinois; Quincy, Massachusetts; Westborough, Massachusetts; Portland, Maine; Moorestown, New Jersey; Melville, New York; Williamsville, New York; Irving, Texas and Petaluma, California.

We also lease 5,680 rentable square feet in Bermuda.

Item 3. Legal Proceedings

On August 20, 2013, Robert P. Lang, a purported shareholder of Tower Group International Ltd. (“Tower”), filed a purported class action complaint (the “Lang Complaint”) against Tower and certain of its current and former officers in the United States District Court for the Southern District of New York. The Lang Complaint purports to be asserted on behalf of a class of persons who purchased Tower stock between July 30, 2012 and August 8, 2013. The Lang Complaint alleges that Tower and certain of its current and former officers violated federal securities laws and seeks unspecified damages. On September 3, 2013, a second purported shareholder class action complaint was filed by Dennis Feighay, another purported Tower shareholder, containing similar allegations to those set forth in the Lang Complaint (the “Feighay Complaint”). The Feighay Complaint purports to be asserted on behalf of a class of persons who purchased Tower stock between May 9, 2011 and August 7, 2013. On October 4,

2013, a third complaint was filed by Sanju Sharma (the “Sharma Complaint”). The Sharma Complaint names as defendants Tower and certain of its current and former officers, and purports to be asserted on behalf of a plaintiff class who purchased Tower stock between May 10, 2011 and September 17, 2013. On October 18, 2013, an amended complaint was filed in the Sharma case (the “Sharma Amended Complaint”). The Sharma Amended Complaint alleges additional false and misleading statements, and purports to be asserted on behalf of a plaintiff class who purchased Tower stock between March 1, 2011 and October 7, 2013. On October 21, 2013, a number of motions were filed seeking to consolidate the shareholder class actions into one matter and for appointment of a lead plaintiff. The Company believes that it is not probable that the Lang and Feighay Complaints and the Sharma Amended Complaint will result in a loss, and if they would result in a loss, that the amount of any such loss cannot reasonably be estimated.

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

On April 22, 2014, counsel for Plaintiffs notified counsel for Defendants of its intent to file a stipulation of discontinuance without prejudice of the New York Action within thirty days.

Tower received a document request from the U.S. Securities and Exchange Commission (the “SEC”) dated January 13, 2014, as part of an informal inquiry (the “SEC Request”). The SEC Request asks for documents related to Tower’s financial statements, accounting policies, and analysis. Tower is cooperating with the SEC’s inquiry and has provided the requested information.

On January 14, 2014, Derek Wilson, a purported shareholder of Tower, filed a purported class action complaint (the “Wilson Complaint”) against Tower, certain of its current and former directors, ACP Re Ltd. (“ACP Re”), London Acquisition Company Limited (“Merger Sub”), and AmTrust Financial Services, Inc. (“AmTrust”) in the United States District Court for the Southern District of New York. The Wilson Complaint alleges that the members of the Company’s Board of Directors breached their fiduciary duties owed to the shareholders of Tower under Bermuda law by approving Tower’s entry into the ACP Re Merger Agreement and failing to take steps to maximize the value of Tower to its public shareholders, and that Tower, ACP Re, Merger Sub, and AmTrust aided and abetted such breaches of fiduciary duties. The Wilson Complaint also alleges, among other things, that the proposed transaction undervalues Tower, that the process leading up to the ACP Re Merger Agreement was flawed, and that certain provisions of the ACP Re Merger Agreement improperly favor ACP Re and discourage competing offers for the Company. The Wilson Complaint further alleges oppressive conduct against Tower’s shareholders in violation of Bermuda law. The Wilson Complaint seeks, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the proposed transaction, rescission of the ACP Re Merger Agreement to the extent already implemented, and other forms of equitable relief. On February 27, 2014, the same shareholder filed an amended complaint alleging, in addition, that the defendants disseminated a materially false and misleading preliminary proxy statement regarding the ACP Re Merger Agreement in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder (the “Wilson Amended Complaint”).

On March 3, 2014, another purported shareholder filed a purported class action complaint against the Company, certain of its current and former officers and directors, ACP Re, Merger Sub, and AmTrust, also in the United States District Court for the Southern District of New York (the “Raul Complaint”). The Raul Complaint alleges that the defendants disseminated a materially false and misleading preliminary proxy statement regarding the ACP Re Merger Agreement in violation of sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9.

On March 24, 2014, two purported shareholders of the Company filed a purported class action and shareholder derivative complaint against the Company, certain of its current and former officers and directors, and Tower Group, Inc., in the Supreme Court of the State of New York, County of New York (the “Bekkerman Complaint” and, together with the Wilson Amended Complaint and the Raul Complaint, the “Merger Complaints”). The Bekkerman Complaint alleges, among other things, that the members of the Company’s board of directors breached their fiduciary duties owed to the shareholders of the Company by failing to exercise appropriate oversight over the conduct of the Company’s business, awarding Michael Lee excessive compensation, approving the Company’s entry into the ACP Re Merger Agreement, failing to take steps to maximize the value of the Company to its public shareholders, and misrepresenting or omitting material information in connection with the proposed transaction, and that the Company and Tower Group, Inc., aided and abetted such breaches of fiduciary duties. The Bekkerman Complaint also alleges, among other things, that Lee was unjustly enriched as a result of the compensation he received while allegedly breaching his fiduciary duties and by selling stock while in the possession of material, adverse, non-public information. The Bekkerman Complaint seeks, among other things, an award of money damages, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the proposed transaction, rescission of the ACP Re Merger Agreement to the extent already implemented, and other forms of equitable relief. The Company believes that it is not probable that the Merger Complaints will result in a loss, and if they would result in a loss, that the amount of any such loss cannot reasonably be estimated.

From time to time, the Company is involved in other various legal proceedings in the ordinary course of business. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on its business, results of operations or financial condition.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Shareholders

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “TWGP”. We have one class of authorized common stock for 150,000,000 shares at a par value of $0.01 per share.

As of April 30, 2014, there were 57,305,726 common shares issued and outstanding that were held by 172 shareholders of record.

Price Range of Common Stock and Dividends Declared

The high and low sales prices for quarterly periods from January 1, 2012 through December 31, 2013 were as follows:

	High	Low	Common Stock Dividends Declared
2013
First quarter	$18.98	$15.89	$0.165
Second quarter	20.85	17.47	0.165
Third quarter	22.30	6.58	0.165
Fourth quarter	8.10	2.41	-
2012
First quarter	20.68	17.86	0.165
Second quarter	20.06	16.66	0.165
Third quarter	19.16	15.69	0.165
Fourth quarter	17.96	14.84	0.165

Dividend Policy

On November 14, 2013, the Company announced that its Board of Directors determined that it would not declare and pay a dividend to shareholders in the fourth quarter of 2013. The Company paid quarterly dividends of $0.165 per share on February 28, 2013, June 21, 2013 and September 20, 2013.

Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our Board of Directors deems relevant.

Tower is a holding company and has no direct operations. Its ability to pay dividends depends, in part, on the ability of our insurance subsidiaries and management companies to pay dividends to it. Our insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. Currently, our insurance subsidiaries are unable to pay dividends or make return of capital payments without insurance regulatory approval. See “Business—Regulation”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 18, Statutory Financial Information and Accounting Policies” in the Notes to the Consolidated Financial Statements.

Pursuant to the terms of the subordinated debentures underlying our trust preferred securities, we and our subsidiaries cannot declare or pay any dividends if we are in default of or if we have elected to defer payments of interest on those debentures. The Company declared dividends on common stock as follows:

(in $ thousands)	2013	2012
Common stock dividends declared	$26,151	$29,075

In 2013, the Company purchased 345,946 shares of its common stock from employees in connection with the vesting of restricted stock issued in connection with its 2004 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.

Common Stock Repurchase Program

The Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization was in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs could be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. In the year ended December 31, 2012, 1.2 million shares of common stock were purchased under these programs at an aggregate consideration of $21.0 million. The March 3, 2011 and February 26, 2010 share repurchase programs were terminated in March 2013.

As part of Tower’s capital management strategy, Tower’s Board of Directors approved a $50 million share repurchase program on May 7, 2013. Purchases under this program can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. In the twelve months ended December 31, 2013 no shares of common stock were purchased under this program.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publically Announced Repurchase Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Repurchase Plans
January 1 - 31, 2013	-	$-	-	$26,399,490
February 1 - 28, 2013	-	-	-	26,399,490
March 1 - 31, 2013	340,707	17.18	-	26,399,490
Subtotal first quarter	340,707	17.18	-	26,399,490
April 1 - 30, 2013	-	-	-	-
May 1 - 31, 2013	891	19.40	-	50,000,000
June 1 - 30, 2013	-	-	-	50,000,000
Subtotal second quarter	891	19.40	-	50,000,000
July 1 - 31, 2013	269	21.32	-	50,000,000
August 1 - 31, 2013	-	-	-	50,000,000
September 1 - 30, 2013	-	-	-	50,000,000
Subtotal third quarter	269	21.32	-	50,000,000
October 1 - 31, 2013	-	-	-	50,000,000
November 1 - 30, 2013	4,079	3.77	-	50,000,000
December 1 - 31, 2013	-	-	-	50,000,000
Subtotal fourth quarter	4,079	3.77	-	50,000,000
Total year ended December 31, 2013	345,946	$17.03	-	$50,000,000

(1)	Includes 345,946 shares withheld to satisfy tax withholding amounts due from employees upon the receipt of previously restricted shares.
(2)	Including commissions.

Performance Graph

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on Tower Group International Ltd. Common Shares from December 31, 2008, through December 31, 2013, as compared to the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Standard & Poor’s Property-Casualty Insurance Index. The cumulative total shareholder return is a concept used to compare the performance of a company’s stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on December 31, 2009, 2010, 2011, 2012, and 2013, of a $100 investment made on December 31, 2008, with all dividends reinvested.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Tower Group International, Ltd.	100	84	93	76	69	15
S&P 500	100	126	146	149	172	228
S&P 500 P&C	100	112	122	122	147	203

Item 6. Selected Consolidated Financial Information

The selected consolidated income statement data for the years ended December 31, 2013, 2012 and 2011, and the balance sheet data as of December 31, 2013 and 2012 are derived from our audited financial statements included elsewhere in this document, which have been prepared in accordance with GAAP. You should read the following selected consolidated financial information along with the information contained in this document, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year ended December 31,
($ in millions, except per share amounts)	2013	2012	2011	2010	2009
Income Statement Data
Gross premiums written	$1,727.7	$1,971.1	$1,810.9	$1,496.4	$1,070.7
Ceded premiums written	495.0	231.7	172.3	182.3	184.5
Net premiums written	1,232.7	1,739.4	1,638.6	1,314.1	886.2
Net premiums earned	1,512.9	1,721.9	1,593.9	1,292.7	854.7
Ceding commission revenue	81.4	32.3	34.0	39.3	42.7
Insurance services revenue	1.2	3.4	1.6	2.2	5.1
Policy billing fees	12.3	12.6	10.5	6.3	3.0
Net investment income	109.2	127.2	126.5	107.3	74.9
Net realized gains (losses) on investments	25.0	25.5	9.4	14.7	0.3
Total revenues	1,742.0	1,922.9	1,775.8	1,462.5	980.7
Losses and loss adjustment expenses	1,519.8	1,263.8	1,077.0	789.7	475.5
Operating expenses:
Commission expenses	365.0	359.3	309.8	267.9	204.7
Other operating expenses (1)	369.9	317.5	284.9	229.8	157.4
Acquisition-related transaction costs	21.3	9.2	0.4	2.4	14.0
Interest expense	33.6	32.6	34.3	24.2	17.6
Total expenses	2,309.6	1,982.4	1,706.3	1,314.0	869.2
Other income (expense)
Earnings in unconsolidated affiliate	6.9	(1.5)	-	-	(0.8)
Gain on investment in acquired unconsolidated affiliate	-	-	-	-	7.4
Gain on bargain purchase	-	-	-	-	12.7
Goodwill and fixed asset impairment	(397.2)	-	-	-	-
Other	5.0	-	-	-	-
Income (loss) before income taxes	(952.9)	(61.0)	69.5	148.5	130.8
Income tax expense (benefit)	8.4	(29.1)	14.1	49.6	42.5
Net income (loss)	$(961.3)	$(31.9)	$55.4	$98.9	$88.3
Less: Net income (loss) attributable to Noncontrolling Interests	(18.7)	2.3	11.0	(6.1)	-
Net income (loss) attributable to Tower Group International, Ltd.	$(942.6)	$(34.2)	$44.4	$105.0	$88.3
Per Share Data (6)
Basic earnings (loss) per share attributable to Tower shareholders	$(17.37)	$(0.81)	$0.96	$2.13	$2.05
Diluted earnings (loss) per share attributable to Tower shareholders	$(17.37)	$(0.81)	$0.96	$2.12	$2.04
Weighted average outstanding (in thousands):
Basic	54,297	42,902	45,226	48,561	44,598
Diluted	54,297	42,902	45,337	48,772	44,844
Selected Insurance Ratios
Net loss ratio (2)	100.5%	73.4%	67.6%	61.1%	55.6%
Net underwriting expense ratio (3)	41.0%	36.4%	34.4%	35.6%	35.0%
Net combined ratio (4)	141.5%	109.8%	102.0%	96.7%	90.6%

	As of December 31,
($ in millions, except per share amounts)	2013	2012	2011	2010	2009
Summary Balance Sheet Data
Cash and cash equivalents	$293.9	$83.8	$107.1	$140.2	$175.2
Investments	1,851.4	2,553.5	2,587.4	2,474.5	1,896.8
Premiums receivable	309.5	412.0	416.4	402.0	291.1
Reinsurance recoverable	639.8	477.1	315.7	294.8	214.1
Deferred acquisition costs, net	95.1	181.2	168.9	164.1	126.3
Intangible assets	79.9	106.8	114.9	123.8	53.4
Goodwill	-	241.5	241.5	241.5	241.5
Total assets	3,955.5	4,712.5	4,417.5	4,179.2	3,243.4
Loss and loss adjustment expenses	2,081.3	1,895.7	1,632.1	1,610.4	1,132.0
Unearned premium	763.1	921.3	893.2	872.0	658.9
Debt	382.8	449.7	426.9	374.3	235.1
Tower Group International, Ltd. shareholders’ equity	95.6	950.1	1,009.8	1,035.0	1,012.2

Per Share Data (6):
Book value per share (5)	$1.67	$21.83	$24.34	$22.02	$19.86
Dividends declared per share-common stock	$0.50	$0.66	$0.61	$0.34	$0.23

(1)	Includes insurance contract acquisition expenses and other underwriting expenses (which are general administrative expenses related to underwriting operations in our insurance subsidiaries), other insurance services expenses (which are general administrative expenses related to insurance services operations) and other corporate related expenses.
(2)	The net loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
(3)	The net underwriting expense ratio is calculated by dividing net underwriting expenses (consisting of direct commission expenses and other underwriting expenses net of policy billing fees and ceding commission revenue) by net premiums earned.
(4)	The net combined ratio is the sum of the net loss ratio and the net underwriting expense ratio.
(5)	Book value per share is based on Tower Group International, Ltd. shareholders’ equity divided by common shares outstanding at year end.
(6)	Per Share Data has been retroactively restated to reflect the TGI’s reverse acquisition transaction with Canopius Holdings Bermuda Limited, which was completed on March 13, 2013. This reverse acquisition resulted in shareholders converting their shares at a 1.1330 conversion ratio.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated audited financial statements and accompanying notes which appear elsewhere in this Form 10-K. It contains forward-looking statements that involve risks and uncertainties. See “Business—Note on Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly under the headings “Business—Risk Factors” and “Business—Note on Forward-Looking Statements”.

Overview

Tower, through its subsidiaries, offers a range of general commercial, specialty commercial and personal property and casualty insurance products and services to businesses in various industries and to individuals throughout the United States. We provide these products on both an admitted and an excess and surplus (“E&S”) lines basis. Insurance companies writing on an admitted basis are licensed by the states in which they sell policies and are required to offer policies using premium rates and forms that are filed with state insurance regulators. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them the flexibility to change the coverage offered and the rate charged without the time constraints and financial costs associated with the filing process.

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

Our commercial lines products include commercial multiple-peril (provides both property and liability insurance), mono line general liability (insures bodily injury or property damage liability), commercial umbrella, mono line property (insures buildings, contents or business income), workers’ compensation, fire and allied lines, inland marine, commercial automobile policies and assumed reinsurance. Our personal lines products consist of homeowners, personal automobile and umbrella policies and also include management fees primarily from the services provided by management companies to the Reciprocal Exchanges. Tower also writes assumed reinsurance, which is reported in the Assumed Reinsurance segment.

Loss reserve increase, goodwill and fixed asset impairment and deferred tax valuation allowance

Loss and loss adjustment expenses for the twelve months ended December 31, 2013 recorded in the statement of operations included an increase of $533.0 million, excluding the Reciprocal Exchanges, relating to reserve increases associated with losses from prior accident years. This unfavorable loss development arose primarily from accident years 2008 through 2012 within the workers’ compensation, commercial multi-peril liability (“CMP”), other liability and commercial auto liability lines of business partially offset by a modest amount of favorable development from more recent years within the short tail property lines of business. The Company performed comprehensive updates to its internal reserve study in response to continued observance in the second, third and fourth quarters of 2013 of higher than expected reported loss development. In conjunction with its comprehensive internal reviews, the Company also retained a consulting actuary to perform an independent reserve study in the fourth quarter of 2013 covering lines of business comprising over 98% of the Company’s loss reserves. Since 2010, the Company has changed the mix of business by reducing the amount of program and middle market workers’ compensation and liability business that it underwrites.

The 2013 reserve increase was viewed by the Company as an event or circumstance that required the Company to perform a detailed quantitative analysis of whether its recorded goodwill was impaired. After performing the quantitative analysis in the second quarter of 2013, it was determined that $214.0 million of goodwill, which represents all of the goodwill allocated to the Commercial Insurance reporting unit, was impaired. In the third quarter of 2013, management in its judgment concluded that the remaining $55.5 million of goodwill, all of which was allocated to the Personal Insurance reporting unit, was impaired. In addition, $1.9 million of additional goodwill resulting from the acquisition of marine and energy business in July of 2013 was fully impaired as of September 30, 2013. Additionally, in 2013, the Company impaired $125.8 million of fixed assets. At December 31, 2013, there was no goodwill remaining on the balance sheet. See “Note 7 – Goodwill, Intangible and Fixed Assets Impairments” for additional detail on the goodwill and fixed asset impairments.

As a result of the reserve increase and goodwill and fixed assets impairment charges, the Company’s U.S. based operations have a pre-tax loss for 2013, which results in a three-year cumulative tax loss position on its U.S. subsidiaries. After considering this negative evidence and uncertainty regarding the Company’s ability to generate sufficient future taxable income in the United States, the Company concluded that it should not recognize any net deferred tax assets (comprised principally of net operating loss carryforwards). The Company, therefore, has provided a full valuation allowance against its deferred tax asset at December 31, 2013.

Reinsurance Agreements

In the third quarter of 2013, Tower entered into agreements with three reinsurers, Arch Reinsurance Ltd. (“Arch”), Hannover Re (Ireland) Plc. (“Hannover”) and Southport Re (Cayman), Ltd. (“Southport Re”). These agreements provided for surplus enhancement and improved certain financial leverage ratios, while increasing the Company’s financial flexibility. The agreements with Arch and Hannover each consisted of one reinsurance agreement while the arrangement with Southport Re consists of several reinsurance agreements. Each of these is described below.

The first agreement was between Tower Insurance Company of New York (“TICNY”), on its behalf and on behalf of each of its pool participants, and Arch. Under this multi-line quota share agreement, TICNY ceded 17.5% on a quota share of certain commercial automobile liability, commercial multi-peril property, commercial multi-peril liability and brokerage other liability (mono line liability) businesses. The agreement covers losses occurring on or after July 1, 2013 for policies in-force as of June 30, 2013 and policies written or renewed from July 1, 2013 to December 31, 2013.

The second agreement was between TICNY, on its behalf and on behalf of each of its pool participants, and Hannover. Under this multi-line quota share agreement, TICNY ceded 14% on a quota share of certain brokerage commercial automobile liability, brokerage commercial multi-peril property, brokerage commercial multi-peril liability, brokerage other liability (mono line liability) and brokerage workers’ compensation businesses. The agreement covers losses occurring on or after July 1, 2013 for policies in-force as of June 30, 2013 and policies written or renewed from July 1, 2013 to December 31, 2013.

The third arrangement with Southport Re consisted of two separate reinsurance agreements with TICNY, on its behalf and on behalf of each of its pool participants, and a third reinsurance agreement with Tower Reinsurance, Ltd. (“TRL”). Under the first of the agreements with TICNY, TICNY ceded to Southport Re a 30% quota share of its workers’ compensation and employer’s liability business (the “Southport Quota Share”). The Southport Quota Share covered losses occurring on or after July 1, 2013 for policies in force at June 30, 2013 and policies written or renewed during the term of the agreement. The Southport Quota Share has been accounted for using deposit accounting treatment. Deposit assets of $28.7 million as of December 31, 2013 related to the Southport Quota Share are reflected in Other assets in the consolidated balance sheet. Under the second of these agreements with TICNY, an aggregate excess of loss agreement, Southport Re assumed a portion of the losses incurred by TICNY on its workers’ compensation and employer’s liability business between January 1, 2011 and June 30, 2013, but paid by TICNY on or after June 1, 2013 (the “TICNY/Southport Re ADC”). Finally, TRL, a wholly-owned Bermuda-domiciled reinsurance subsidiary of Tower, also entered into an aggregate excess of loss agreement with Southport Re, in which Southport Re assumed a portion of the losses incurred by TRL on its assumed workers’ compensation and employer’s liability business between January 1, 2011 and June 30, 2013, but paid by TRL on or after June 1, 2013 (the “TRL/Southport Re ADC”, or, collectively, the “Southport Re ADCs”).

The reinsurance agreements with Arch and Hannover resulted in ceded premiums earned, ceding commission revenue and ceded loss and loss adjustment expenses of $76.8 million, $22.3 million, and $41.1 million for the year ended December 31, 2013.

As a result of the announced merger agreement with ACP Re, it was decided that the Southport treaties should be commuted. As a result of a negotiation between the Company and Southport, all of these treaties were commuted effective as of February 19, 2014, with the result of the commutation being that all premiums paid to Southport by the Company were returned to the Company, and all liabilities assumed by Southport were cancelled, and such liabilities became the obligation of the Company. In 2014, the company will record a gain of approximately $6.4 million resulting from the terminations.

A.M. Best, Fitch and Demotech Downgrade the Company’s Financial Strength and Issuer Credit Ratings

On December 20, 2013, A.M. Best lowered the financial strength ratings of each of Tower’s insurance subsidiaries from “B++” (Good) to “B” (Fair) (the seventh highest of fifteen rating levels), as well as the issuer credit ratings of each of Tower’s insurance subsidiaries from “bbb” to “bb”. Previously, on October 8, 2013, A.M. Best had downgraded the financial strength rating of each of Tower’s insurance subsidiaries to “B++” (Good) and their respective issuer credit ratings to “bbb” from “a-”. In addition, on December 20, 2013 A.M. Best downgraded the issuer credit rating of TGI as well as the debt rating on its $147.7 million 5.00% senior convertible notes due 2014 (the “Notes”) to “b-” from “bb”. On the same date, A.M. Best also downgraded the financial strength rating of CastlePoint Reinsurance Company, Ltd. (Bermuda) to “B” (Fair) from “B++” (Good) and its issuer credit rating to “bb” from “bbb” and downgraded the issuer credit rating of Tower Group International, Ltd. to “b-” from “bb”. TGI and each of its insurance subsidiaries currently are and will continue to be under review with negative implications pending further discussions between A.M. Best and management. In downgrading Tower’s ratings, A.M. Best stated that its actions “consider the magnitude of the charges taken and the material adverse impact on Tower’s risk-adjusted capitalization, financial leverage, liquidity and coverage ratios,” “consider the reduced financial flexibility [of the Company] given [its] delay in earnings, the decline in shareholder confidence and the corresponding decline in share price” and “reflect the potential for further adverse reserve development, increased competitive challenges and due to the ratings downgrade, potential actions taken by third party reinsurers and lenders.” Following the announcement of the ACP Re merger, on January 10, 2014 A.M. Best maintained the under review status of Tower’s financial strength and issuer credit ratings and revised the implications from “negative” to “developing” for all of these ratings. A.M. Best stated that, “[t]he under review status with developing implications reflects the potential benefits to be garnered from the transaction as well as the potential downside from any additional adverse reserve development and/or any unforeseen events that might transpire up until the close of the transaction…”

On January 2, 2014, Fitch downgraded Tower’s issuer default rating from “B” to “CC” and the insurer strength ratings of its insurance subsidiaries from “BB” to “B”. On October 7, 2013, Fitch downgraded Tower’s issuer default rating to “B” (the sixth highest of 11 such ratings) from “BBB” and the insurer strength ratings of its insurance subsidiaries to “B” (the fifth highest of Fitch Ratings’ nine such ratings) from “A-”. In downgrading such ratings, Fitch stated that it “is concerned that Tower’s competitive position has been materially damaged, negatively impacting the Company’s financial flexibility and ability to write new business” and that “the magnitude of the second quarter charges was large enough to cause several key ratios to fall well outside of previously established ratings downgrade triggers, which resulted in the multi-notch downgrade.” On January 6, 2014, Fitch revised Tower’s rating watch status to “evolving” from “negative” following the ACP Re merger announcement, and stated that “[t]he Evolving Watch reflects that the ratings could go up if the merger closes; however, ratings could be lowered if the merger does not occur and [the Company] is unsuccessful in addressing upcoming debt maturity or if additional reserve deficiencies develop.”

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

Management expects these rating actions, in combination with other items that have impacted the Company in 2013, to result in a significant decrease in the amount of premiums the insurance subsidiaries are able to write. Direct written premiums were $1,606.2 million twelve months ended December 31, 2013. Business written through certain program underwriting agents requires an A.M. Best rating of A- or greater.

Tower’s products include the following lines of business: commercial multiple-peril packages, other liability, workers’ compensation, commercial automobile, fire and allied lines, inland marine, personal package, homeowners, personal automobile and assumed reinsurance. These products are sold, primarily, through retail agencies, wholesale agencies, program underwriting agents, and reinsurance brokerage units. With the exception of the personal automobile insurance written through retail agencies and wholesale agencies, which represents $98.1 million of written premiums (excluding the Reciprocal Exchanges) for the year ended December 31, 2013, management believes the Company will be unable to continue writing the majority of its business following the second A.M. Best rating downgrade on December 20, 2013. The total effect of these ratings actions on the Company’s financial position, results of operations or liquidity is not determinable at this stage.

In January 2014, Tower’s Board of Directors approved Tower’s merger with ACP Re. In light of the adverse ratings actions, concurrent with entering into its merger agreement with ACP Re, Tower entered into cut-through reinsurance treaties with affiliates of ACP Re. As a result of this merger if it closes, and the execution of the cut-through reinsurance treaties, Tower believes its insurance subsidiaries will retain significant portions of their business. (See “Note 9 – Reinsurance” for a discussion of the cut-through reinsurance treaties).

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

Tower has in place several intercompany reinsurance transactions between its U.S. based insurance subsidiaries and its Bermuda based insurance subsidiaries. The U.S. based insurance subsidiaries have historically reinsured on a quota share basis obligations to CastlePoint Reinsurance Company (“CastlePoint Re”), one of its Bermuda based insurance subsidiaries. The 2013 obligations that CastlePoint Re assumes from the U.S. based insurance subsidiaries are then retroceded to TRL, Tower’s other Bermuda based insurance subsidiary. In addition, CastlePoint Re also entered into a loss portfolio transaction with TRL where its reserves associated with the U.S. insurance subsidiary business for underwriting years prior to 2013 were all transferred to TRL. CastlePoint Re is required to collateralize $648.9 million of its assumed reserves in a reinsurance trust for the benefit of TICNY, the lead pool company of the U.S. insurance companies. On February 5, 2014, the BMA approved the transfer of $167.3 million in unencumbered liquid assets from TRL to CastlePoint Re, allowing CastlePoint Re to increase the funding in the reinsurance trust for the benefit of TICNY. The New York State Department of Financial Services (the “NYDFS”) has confirmed this will be acceptable for the purpose of admitted surplus and capital on TICNY’s 2013 statutory basis financial statements. For the 2013 statutory basis financial statements, CastlePoint Re reported $581.7 million in its reinsurance trust.

Based on RBC calculations as of December 31, 2013, six of Tower’s ten U.S. based insurance subsidiaries have capital and surplus below Company Action Level and do not meet the minimum capital and surplus requirements of their respective state regulators. As a result, management has discussed the ACP Re Merger Agreement and the Cut-Through Reinsurance Agreement and provided its 2014 RBC forecasts to the regulators to document the Company’s business plan to bring two of these U.S based insurance subsidiaries’ capital and surplus levels above Company Action Level.

As a result of the recognition of the ceding commission relating to the Cut-Through Reinsurance Agreements executed with AmTrust and NGHC in January 2014, the U.S. based insurance subsidiaries’ capital and surplus will increase significantly from December 31, 2013 to January 1, 2014, as the U.S. based subsidiaries will transfer a significant portion of their commercial lines unearned premium to a subsidiary of AmTrust and all of their personal lines unearned premiums to a subsidiary of NGHC. Accordingly, as of January 1, 2014, the effect of the Cut-Through Reinsurance Agreements increased the surplus of two of the U.S. based insurance subsidiaries such that their capital and surplus levels exceeded Company Action Level.

In 2013, the NYDFS issued orders for seven of Tower’s insurance subsidiaries, subjecting them to heightened regulatory oversight, which includes providing the NYDFS with increased information with respect to the insurance subsidiaries’ business, operations and financial condition. In addition, the NYDFS has placed limitations on payments and transactions outside the ordinary course of business and material changes in the insurance subsidiaries’ management and related matters. Tower’s management and Board of Directors have held discussions with the NYDFS, and Tower has been complying with the orders and oversight.

On April 21, 2014, the NYDFS issued additional orders for two of Tower’s insurance subsidiaries instructing them to provide plans to address weaknesses in such insurance subsidiaries’ risk based capital levels as shown in their statutory annual financial statements, and imposing further enhanced reporting and prior approval requirements and limitations on writings of new business. On the same date, the NYDFS issued a letter pertaining to one of Tower’s insurance subsidiaries requiring the submission of a plan to address weaknesses in risk based capital levels.

The Massachusetts Division of Insurance (“MDOI”) and Tower management have agreed to certain restrictions on the operations of Tower’s two Massachusetts domiciled insurance subsidiaries. Tower management has agreed to cause these subsidiaries to provide the MDOI with increased information with respect to their business, operations and financial condition, as well as limitations on payments and transactions outside the ordinary course of business and material changes in their management and related matters.

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

On April 11, 2014, the New Jersey Department of Banking and Insurance imposed an enhanced reporting requirement on the intercompany transactions involving Tower’s two New Jersey domiciled insurance subsidiaries and Tower’s New Jersey managed insurer. Such companies are now required to submit for prior approval any transactions with affiliates, even transactions that would otherwise not be reportable under the applicable holding company act.

As of December 31, 2013, TRL and CastlePoint Re had capital and surplus that did not meet the minimum solvency requirements of the BMA. Management has discussed the ACP Re Merger Agreement and provided 2014 solvency forecasts to the BMA.

The BMA has issued directives for TRL and CastlePoint Re, subjecting them to heightened regulatory oversight and requiring BMA approval before certain transactions can be executed. Tower has been complying with the directives issued by the BMA.

Liquidity

TGI was the obligor under the bank credit facility agreement dated as of February 15, 2012, as amended, with Bank of America, N.A. and other lenders named therein and is the obligor under the $150 million Convertible Senior Notes (“Notes”) due September 15, 2014. The indebtedness of TGI is guaranteed by TGIL and for purposes of the credit facility was also guaranteed by several of TGIL’s non-insurance subsidiaries.

On December 13, 2013, TGI paid in full the $70.0 million outstanding on the bank credit facility and the bank credit facility has been terminated. The $70.0 million was provided, primarily, from the sale of Tower’s 10.7% ownership in Canopius Group Limited (“Canopius Group”) on December 13, 2013.

The Company’s plan to repay the Notes is related to the closing of the ACP Re Merger Agreement. In the event that the ACP Re Merger Agreement does not close prior to September 15, 2014, the Company would evaluate a combination of using proceeds from the sale of assets held at TGI, including but not limited to, renewal rights on its commercial and personal lines of business and certain of its insurance companies to pay down the principal of the Notes. The Company can provide no assurance that it will be successful in finalizing the liquidation of the assets held at TGI or selling certain of its operating assets to satisfy repayment of the Notes.

As of December 31, 2013, there were $235.1 million of subordinated debentures outstanding. The subordinated debentures do not have financial covenants that would cause an acceleration of their stated maturities. The earliest stated maturity date is on a $10 million debenture, which matures in May 2033. The Company has the ability to defer interest payments on its subordinated debentures for up to twenty quarters.

The merger with ACP Re is expected to close in the summer of 2014, and there are contractual termination rights available to each of Tower and ACP Re under various circumstances. There can be no assurance that the merger will close, or that it will close under the same terms and conditions contained in the ACP Re Merger Agreement. There can be no guarantee that the Company will be able to remedy current statutory capital deficiencies in certain of its insurance subsidiaries or maintain adequate levels of statutory capital in the future.

Consequently, there is substantial doubt about the Company’s ability to continue as a going concern. Should the Company no longer continue to support its capital or liquidity needs, or should the Company be unable to successfully execute the above mentioned initiatives, the above items would have a material adverse effect on its business, results of operations and financial position.

Resignation of Tower’s Chairman of the Board, President and Chief Executive Officer and Appointment of new Chairman of the Board and new President and Chief Executive Officer

On February 6, 2014, Tower and Michael H. Lee entered into a Separation and Release Agreement in connection with the resignation of Mr. Lee from his positions as Chairman of the Board of Directors, President and Chief Executive Officer, effective as of February 6, 2014. Mr. Lee’s employment with the Company was terminated effective as of February 6, 2014. In connection with his resignation, Mr. Lee received on March 31, 2014 a severance payment of approximately $3.3 million calculated pursuant to terms of his employment agreement.

Jan R. Van Gorder, who is the lead independent director of the Board and a member of the Board’s Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, was appointed on February 9, 2014 to succeed Mr. Lee as Chairman of the Board. William W. Fox, Jr., who had served as a member of the Board and of the Board’s Audit Committee and Corporate Governance and Nominating Committee until his resignation from the Board on December 31, 2013, succeeded Mr. Lee as President and Chief Executive Officer of Tower effective as of February 14, 2014.

Expense Control Initiative

On November 22, 2013, the Company announced the implementation of an expense control initiative to streamline its operations and focus resources on its most profitable lines of business. As part of this initiative, the Company has implemented a workforce reduction affecting approximately 10% of the total employee population of approximately 1,400. The areas that are most significantly impacted are commercial lines underwriting as well as operations. This workforce reduction is expected to result in annualized cost savings of approximately $21.0 million. The Company currently recognized pre-tax charges of $5.5 million in the fourth quarter of 2013 for severance and other one-time termination benefits and other associated costs.

Other

Tower received a document request from the U.S. Securities and Exchange Commission (the “SEC”) dated January 13, 2014, as part of an informal inquiry (the “SEC Request”). The SEC Request asks for documents related to Tower’s financial statements, accounting policies, and analysis. Tower is cooperating with the SEC’s inquiry and has provided the requested information.

The Company and certain of its current and former senior officers have been named as defendants in several class action lawsuits instituted against them by certain shareholders. In addition, the Company and certain of its current and former directors, along with certain other parties, have been named as defendants in a putative class action lawsuit instituted against them by another purported shareholder. See “Note 17 – Contingences” for additional detail on such litigation.

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

Insurance service revenue. We earn fee income primarily from services provided to the Reciprocal Exchanges for underwriting, claims, investment management and other services. The fees earned from the Reciprocal Exchanges are eliminated in the Company’s consolidated financial statements because the Reciprocal Exchanges are consolidated with Tower’s balance sheets and statements of operations, changes in shareholders’ equity and cash flows Additional commission and fee income is generated on premiums produced by the managing general agencies on behalf of third-party reinsurance companies.
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

Operating expenses. In our Commercial Insurance, Assumed Reinsurance and Personal Insurance segments, we refer to the operating expenses that we incur to underwrite risks as underwriting expenses. These include commission expenses (payments to our producers for the premiums that they generate for us) and other underwriting expenses.

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

Measurement of Results

We use various measures to analyze the growth and profitability of our business segments. In our Commercial Insurance, Assumed Reinsurance and Personal Insurance segments, we measure growth in terms of gross, ceded and net premiums written, and we measure underwriting profitability by examining our loss, expense and combined ratios. We also measure our gross and net written premiums to surplus ratios to measure the adequacy of capital in relation to premiums written. We measure profitability in terms of net income attributable to Tower Group, International, Ltd. and return on average equity related to Tower Group International, Ltd.

Premiums written. We use gross premiums written to measure our sales of insurance products and, in turn, our ability to generate ceding commission revenues from premiums that we cede to reinsurers. Gross premiums written also correlates to our ability to generate net premiums earned.

Loss ratio. The loss ratio is the ratio of losses and LAE incurred to premiums earned and measures the underwriting results of a company’s insurance business. We measure our loss ratio on a gross (before reinsurance) and net (after reinsurance) basis. We also measure the loss ratio on the ceded portion (the difference between gross and net premiums) for our Commercial Insurance and Personal Insurance segments. We use the gross loss ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. We use the loss ratio on the ceded portion of our insurance business to measure the experience on the premiums that we cede to reinsurers, including the premiums ceded under our quota share treaties. In some cases, the loss ratio on such ceded business is considered in determining the ceding commission rate that we earn on ceded premiums. Our net loss ratio is meaningful in evaluating our financial results, which are net of ceded reinsurance, as reflected in our consolidated financial statements. In addition, we use accident year and calendar year loss ratios to measure our underwriting profitability. An accident year loss ratio measures losses and LAE for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premiums earned during that particular accident year. A calendar year loss ratio measures losses and LAE for insured events occurring during a particular year and the changes in estimates in loss and LAE reserves from prior accident years as a percentage of premiums earned during that particular calendar year.

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

Net income and return on average equity. We use net income to measure our profits and return on average equity to measure our effectiveness in utilizing our shareholders’ equity to generate net income on a consolidated basis. In determining return on average equity for a given year, net income is divided by the average of shareholders’ equity for that year.

Book value per share. Book value per share is calculated as Tower Group International, Ltd. shareholders’ equity divided by the number of shares outstanding. We use this as a measure of value per share of the Company independent from the market price per share.

Tangible book value per share. Tangible book value per share is calculated as Tower Group International, Ltd. shareholders’ equity, less intangible assets and goodwill, divided by the number of shares outstanding. We use this as a measure of value per share of the Company independent from the market price per share.

Operating income (loss). Operating income (loss) excludes realized gains and losses and acquisition-related transaction costs, net of tax. This is a common measurement for property and casualty insurance companies. We believe this presentation enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business. Additionally, these measures are a key internal management performance standard.

The following table provides a reconciliation of operating income (loss) to net income (loss) attributable to Tower Group International, Ltd. on a GAAP basis. The operating income (loss) is used to calculate operating earnings (loss) per share and operating return on average equity.

	Year Ended December 31,
($ in thousands)	2013	2012	2011
Operating income (loss)	$(544,204)	$(33,934)	$40,285
Net realized gains (losses) on Tower’s investments	22,894	12,245	6,980
Acquisition-related transaction costs	(21,322)	(9,229)	(360)
Goodwill and fixed asset impairment	(397,211)	-	-
Income tax	(2,773)	(3,316)	(2,470)
Net income (loss) attributable to Tower Group International, Ltd.	$(942,616)	$(34,234)	$44,435

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

Our most critical accounting estimates involve the estimation of reserves for losses (including losses that have occurred but had not been reported by the financial statement date) and LAE, establishing fair value of losses and LAE for acquired businesses, net earned premiums, the reporting of ceding commissions earned, the amount and recoverability of reinsurance recoverable balances, deferred acquisition costs, investment impairments and potential impairments of intangible and long-lived assets.

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

This process helps management set carried loss reserves based upon the actuaries’ best estimates, using estimates made by segment, product or line of business, territory, and accident year. The actuaries also separately estimate loss reserves from LAE reserves and within LAE reserves estimates are made for defense and cost containment expenses or Allocated Loss Adjustment Expenses (“ALAE”) and for other claims adjusting expenses or Unallocated Loss Adjustment Expenses (“ULAE”). The amount of loss and LAE reserves for reported claims is a matter of judgment based primarily upon a case-by-case evaluation of coverage, liability, injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and LAE reserves for unreported claims are determined using historical information by line of business as adjusted to current conditions. Due to the inherent uncertainty associated with the reserving process, the ultimate liability may differ, perhaps substantially, from the original estimate. Such estimates are regularly reviewed and updated, and any resulting adjustments are included in the current year’s results. Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Specifically, on at least a quarterly basis, we review, by line of business, existing reserves, new claims, changes to existing case reserves and paid losses with respect to the current and prior years. See “Business—Loss and Loss Adjustment Expense Reserves” for additional information regarding our loss and LAE reserves.

We segregate our data for estimating loss reserves. The property lines include Fire and Allied Lines, Homeowners-property, Commercial Multi-peril Property, Multi-Family Dwellings, Inland Marine and Automobile Physical Damage. The casualty lines include Homeowners Liability, Commercial Multi-peril Liability, Other Liability, Workers’ Compensation, Commercial Automobile Liability, and Personal Automobile Liability. Commercial Insurance segment reserves are estimated separately from Personal Insurance segment reserves. For the Commercial Insurance segment we analyze reserves by line of business and, where appropriate, by program. Within the Personal Insurance segment, we estimate loss and loss expenses reserves separately for the Reciprocal Exchanges, which we manage, and for our owned companies. We utilize line of business breakdowns and, where appropriate, analyze results separately by state.

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

Because of the nature of the business historically written, the Company’s management believes that the Company has limited exposure to asbestos and environmental claim liabilities.

We estimate ALAE reserves separately for claims that are defended by in-house attorneys, claims that are handled by other attorneys that are not employees, and miscellaneous ALAE costs such as investigators, witness fees and court costs.

For claims that are defended by in-house attorneys, we attribute to each of these claims a fixed fee for defense work. We allocate to each of these litigated claims 50% of the fixed fee when litigation on a particular claim begins and 50% of the fee when the litigation is closed. The fee is adjusted periodically to reimburse our in-house legal department for all their costs.

We determine ULAE reserves by applying a paid-to-paid ratio to the case and IBNR reserves by line of business. The paid-to-paid ratio is based on ratios of ULAE payments divided by loss and ALAE payments for last three calendar years.

For some types of claims and for some programs where we utilize third-party administrators (“TPA”) to adjust claims, we pay them fees which are included in ULAE. In some cases, we arrange for fixed percentages of premiums earned to be the fee for claims administration, and in other cases we arrange for fixed fees per claim or hourly charges for ULAE services. The reserves for ULAE for these situations is estimated based upon the particular arrangement for these types of claims by product or program. Also see “Item 9A. - Controls and Procedures” for a discussion on the companies material weakness over financial reporting as they relate to the effectiveness of the loss reserving process.

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

Ceding commissions under a quota share reinsurance agreement are based on the agreed-upon commission rate applied to the amount of ceded premiums written. Ceding commissions are realized in income as ceded premiums written are earned. The ultimate commission rate earned on certain of our quota share reinsurance contracts is determined by the loss ratio on the ceded premiums earned. If the estimated loss ratio decreases from the level currently in effect, the commission rate increases and additional ceding commissions are earned in the period in which the decrease is recognized. If the estimated loss ratio increases, the commission rate decreases, which reduces ceding commissions earned. As a result, the same uncertainties associated with estimating loss and LAE reserves affect the estimates of ceding commissions earned. We monitor the ceded ultimate loss ratio on a quarterly basis to determine the effect on the commission rate of the ceded premiums earned that we accrued during prior accounting periods. The estimated ceding commission income relating to prior years recorded in 2013, 2012, and 2011 was a decrease of $9.8 million, $4.2 million and $2.7 million, respectively. These decreases are attributed to prior year reserve development that was not initially anticipated.

Reinsurance recoverables. Reinsurance recoverable balances are established for the portion of paid and unpaid loss and LAE that is assumed by reinsurers. Prepaid reinsurance premiums represent unearned premiums that are ceded to reinsurers. Reinsurance recoverables and prepaid reinsurance premiums are reported on our balance sheet separately as assets, instead of netted against the related liabilities, since reinsurance does not relieve us of our legal liability to policyholders and ceding companies. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Consequently, we bear credit risk with respect to our individual reinsurers and may be required to make judgments as to the ultimate recoverability of our reinsurance recoverables. Additionally, the same uncertainties associated with estimating loss and LAE reserves affect the estimates of the amount of ceded reinsurance recoverables. We continually monitor the financial condition and rating agency ratings of our reinsurers. Non-admitted reinsurers are required to collateralize their share of unearned premium and loss reserves either by placing funds in a trust account meeting the requirements of New York Regulation 114 or by providing a letter of credit. In addition, from October 2003 to December 31, 2005, we placed our quota share treaties on a “funds withheld” basis, under which we retained the ceded premiums written and placed that amount in segregated trust accounts from which we may withdraw amounts due to us from the reinsurers.

Deferred acquisition costs, net. We defer certain expenses that vary with and are directly related to the successful acquisition of new and renewal insurance business, including commission expense on gross premiums written, premium taxes and certain other costs related to the acquisition of insurance contracts. These costs are capitalized and the resulting asset, DAC, is amortized and charged to expense or income in future periods as gross and ceded premiums written are earned. The method followed in computing deferred acquisition costs, net, limits the amount of such deferred amounts to its estimated realizable value. The ultimate recoverability of deferred acquisition costs is dependent on the continued profitability of our insurance underwriting. We also consider anticipated invested income in determining the recoverability of these costs. If our insurance underwriting becomes unprofitable, we may have to write off a portion of our deferred acquisition costs, resulting in a further charge to income in the period in which the underwriting losses are recognized. The value of business acquired (“VOBA”) is an intangible asset relating to the estimated fair value of the unexpired insurance policies acquired in a business combination. VOBA is determined at the time of a business combination and is reported on the consolidated balance sheet with DAC and is amortized in proportion to the timing of the estimated underwriting profit associated with the in force policies acquired. The cash flow or interest component of VOBA is amortized in proportion to the expected pattern of future cash flows. The Company fully amortized the VOBA in the year ended December 31, 2011 and, accordingly, does not have any VOBA recorded on its balance sheet as of December 31, 2013 or 2012. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable.

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

If an other-than-temporary-impairment (“OTTI”) loss is determined for a fixed-maturity security (for which we do not have the intent to sell or it is not more likely than not we would be required to sell), the credit portion is recorded in the income statement as realized investment losses and the non-credit portion is recorded in accumulated other comprehensive income. The credit portion results in a permanent reduction in the cost basis of the underlying investment. For all other fixed-maturity security and equity security impairments, the entire impairment is reflected as a realized investment loss and reduces the cost basis of the security. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. We recorded OTTI losses on our fixed maturity and equity securities in the amounts of $14.4 million, $9.9 million and $3.5 million in 2013, 2012, and 2011, respectively, of which $13.4 million, $9.6 million and $3.2 million were recorded in Net realized investment gains (losses) in 2013, 2012, and 2011, respectively.

Since total unrealized losses are a component of shareholders’ equity, the recognition of OTTI losses has no effect on our comprehensive income or shareholders’ equity.

See “Business-Investments” and “Note 5 – Investments” in the notes to consolidated financial statements for additional detail regarding our investment portfolio at December 31, 2013, including disclosures regarding OTTI.

Goodwill, intangible and fixed assets impairment. The costs associated with a group of assets acquired in a transaction are allocated to the individual assets, including identifiable intangible assets, based on their relative fair values. Purchase consideration in excess of the fair value of tangible and intangible assets is recorded as goodwill.

Identifiable intangible assets with a finite useful life are amortized over the period in which the asset is expected to contribute directly or indirectly to our future cash flows. Identifiable intangible assets with finite useful lives are amortized over their useful lives and tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. Identifiable intangible assets with indefinite useful lives are not amortized. Rather, they are tested for recoverability at least annually or whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. Management assessed the carrying value of its intangible assets with a finite useful life 2013 and concluded impairment charges of $21.9 million were required to reduce its customer relationship intangible assets to fair value. These charges are reported in Other Operating Expenses in the consolidated statements of operations. No impairment losses were recognized on intangible assets with a finite useful life in 2012 or 2011.

The Company completed its annual indefinite lived intangible asset assessment as of December 31, 2013. An impairment loss is recognized if the carrying value of an intangible asset is not recoverable and its carrying amount exceeds its fair value. Any amount of intangible assets determined to be impaired will be recorded as an expense in the period in which the impairment determination is made. No impairment losses were recognized on indefinite lived intangible assets in 2013, 2012 or 2011.

Goodwill is not amortized. The Company tests goodwill balances for impairment annually in the fourth quarter of each year using a September 30 measurement date, or more frequently if circumstances indicate that the value of goodwill may be impaired. Goodwill impairment is performed at the reporting unit level and the test requires a two-step process. In performing Step 1 of the impairment test, management compared the estimated fair values of the applicable reporting units to their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit including goodwill were to exceed the fair value of the reporting unit, Step 2 of the goodwill impairment would be performed. Step 2 of the goodwill impairment test requires comparing the implied fair value of the affected reporting unit’s goodwill against the carrying value of that goodwill.

The process of evaluating goodwill for impairment requires judgments and assumptions to be made to determine the fair value of each reporting unit, including discounted cash flow calculations, assumptions that market participants would make in valuing each reporting unit and the level of the Company’s own share price. Fair value estimates utilize both the market approach and income approach. Management considered valuation techniques such as peer company price-to-earnings and price-to-book multiples and an in-depth analysis of projected future cash flows and relevant discount rates, which considered market participant inputs. Other significant assumptions include levels of surplus available for distribution, future business growth and earnings projections for each reporting unit. Estimates of fair value are subject to assumptions that are sensitive to change and represent the Company’s reasonable expectation regarding future developments. Management also considers the implied control premium derived from its market capitalization and the implied fair value of the enterprise.

In its 2012 annual impairment test, management determined that a greater risk of future impairment existed for the Commercial Insurance reporting unit. During the second quarter of 2013, management in its judgment concluded a quarterly impairment test was required as a result of the segment reorganization (see “Note 2 – Accounting Policies and Basis of Presentation”) and significant prior years’ loss reserves incurred (see “Note 10 – Loss and Loss Adjustment Expense”). In the third quarter of 2013, as a result of the additional significant prior years’ loss reserves incurred, management in its judgment concluded a quarterly impairment test was required again as of September 30, 2013 in the preparation of the September 30, 2013 consolidated financial statements.

In conducting the goodwill impairment analysis as of June 30, 2013, the Company tested the reporting units prior to the reorganization as required by GAAP. The Company estimated each of the reporting units’ fair values using a market multiple approach based on tangible book values. Historically, the Company also utilized market multiple approaches based on (i) book value, (ii) estimates of projected results for future periods, and (iii) a valuation technique using discounted cash flows. However, based upon the significance of the loss reserve charge recorded in the second quarter of 2013, the reduction to Tower’s insurance subsidiaries’ capital and surplus levels (see “Note 18 – Statutory Financial Information”), management in its judgment concluded a multiple of tangible book value was most indicative of a price a market participant would pay for the reporting units. In addition, the Commercial Insurance reporting unit’s estimated fair value was adjusted for the expected capital infusion a market participant would be expected to fund into the insurance businesses to maintain historical rating agency ratings.

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

Accordingly, the Company performed a Step 2 impairment test on the Personal Insurance reporting unit. Based on the results, the Company recorded a non-cash goodwill impairment charge of $55.5 million to write-down all of the goodwill in the Personal Insurance reporting unit as of September 30, 2013. As of December 31, 2013, the Company had no goodwill reported on its consolidated balance sheet.

Fixed assets, including furniture, leasehold improvements, computer equipment, and software, including internally developed software, are reported at cost less accumulated depreciation and amortization. As of December 31, 2012, gross fixed assets and capital leases were $194.0 million and accumulated depreciation was $54.7 million (for net fixed assets and capital leases of $139.3 million).

As a result of the significant business developments discussed above, including the A.M. Best, Fitch and Demotech rating downgrades in December of 2013 and the expected significant declines in net written premiums and the orders and restrictions placed by various insurance departments, management tested fixed assets for recoverability.

Long-lived tangible assets that an entity will continue to hold and use should be reviewed for impairment, which includes two steps. The first step in the impairment test is to determine whether the long-lived assets are recoverable as measured by comparing net carrying value of the asset or asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset or asset group. In performing this step, management concluded that the sum of the undiscounted cash flows was less than the carrying value of the asset group. Accordingly, the Company performed an impairment analysis in which the implied fair value of the fixed assets was determined to be lower than the carrying value.

Management determined the fair value of fixed assets by (i) calculating an estimated software charge (i.e. fee for use of software) a market participant would pay the owner of the asset in return for the ability to use the Company’s software and (ii) performing an orderly liquidation value analysis ranging from 0%-15% for furniture, leasehold improvements and computer equipment, and concluded the fixed assets were impaired as of September 30, 2013. The Company recorded a non-cash charge to earnings of $125.8 million. This charge is recorded within Goodwill and fixed-assets impairment in the statement of operations.

See “Note 7 – Goodwill, Intangible and Fixed Asset Impairments” in the notes to consolidated financial statements. Also see “Item 9A. Controls and Procedures” for a discussion on the companies material weakness over financial reporting as it relates to the impairment process of assessing long-lived tangible and intangible assets.

Consolidating Supplemental Information

The following tables present the consolidating financial statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011:

	December 31, 2013
($ in thousands)	Tower	Reciprocal Exchanges	Eliminations	Total
Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$1,390,146	$252,549	$-	$1,642,695
Equity securities	104,107	2,523	-	106,630
Short-term investments	5,897	-	-	5,897
Other invested assets	173,355	-	(77,200)	96,155
Total investments	1,673,505	255,072	(77,200)	1,851,377
Cash and cash equivalents	288,214	5,684	-	293,898
Investment income receivable	38,564	2,325	(23,396)	17,493
Premiums receivable	267,151	44,878	(2,530)	309,499
Reinsurance recoverable on paid losses	66,974	3,028	(1,039)	68,963
Reinsurance recoverable on unpaid losses	555,468	25,208	(9,816)	570,860
Prepaid reinsurance premiums	164,250	26,514	(4,288)	186,476
Deferred acquisition costs, net	85,485	9,611	-	95,096
Intangible assets	73,599	6,337	-	79,936
Goodwill	-	-	-	-
Funds held by reinsured companies	98,816	-	-	98,816
Other assets	391,258	1,395	(9,522)	383,131
Total assets	$3,703,284	$380,052	$(127,791)	$3,955,545
Liabilities
Loss and loss adjustment expenses	$1,973,970	$117,131	$(9,816)	$2,081,285
Unearned premium	657,045	110,355	(4,288)	763,112
Reinsurance balances payable	84,948	8,441	(3,569)	89,820
Funds held under reinsurance agreements	222,137	22	-	222,159
Other liabilities	268,937	50,352	(33,118)	286,171
Deferred income taxes	10,327	19,181	-	29,508
Debt	382,770	77,000	(77,000)	382,770
Total liabilities	3,600,134	382,482	(127,791)	3,854,825
Shareholders’ equity
Common stock	574	-	-	574
Treasury stock	(39)	-	-	(39)
Paid-in-capital	815,119	9,400	(9,400)	815,119
Accumulated other comprehensive income	(19,507)	1,338	(1,338)	(19,507)
Retained earnings (accumulated deficit)	(700,596)	(13,168)	13,168	(700,596)
Noncontrolling interests	7,599	-	(2,430)	5,169
Total shareholders’ equity	103,150	(2,430)	-	100,720
Total liabilities and shareholders’ equity	$3,703,284	$380,052	$(127,791)	$3,955,545

	December 31, 2012
($ in thousands)	Tower	Reciprocal Exchanges	Eliminations	Total
Assets
Investments
Available-for-sale investments, at fair value:
Fixed-maturity securities	$2,064,148	$280,563	$-	$2,344,711
Equity securities	140,695	5,563	-	146,258
Short-term investments	4,750	-	-	4,750
Other invested assets	134,986	-	(77,200)	57,786
Total investments	2,344,579	286,126	(77,200)	2,553,505
Cash and cash equivalents	74,018	9,782	-	83,800
Investment income receivable	39,439	2,610	(16,717)	25,332
Investment in unconsolidated affiliate	71,894	-	-	71,894
Premiums receivable	367,760	47,031	(2,746)	412,045
Reinsurance recoverable on paid losses	16,927	2,503	(1,821)	17,609
Reinsurance recoverable on unpaid losses	407,068	55,839	(3,450)	459,457
Prepaid reinsurance premiums	46,120	21,143	(3,340)	63,923
Deferred acquisition costs, net	169,834	11,364	-	181,198
Intangible assets	99,914	6,854	-	106,768
Goodwill	241,458	-	-	241,458
Funds held by reinsured companies	137,545	-	-	137,545
Other assets	376,274	1,559	(19,852)	357,981
Total assets	$4,392,830	$444,811	$(125,126)	$4,712,515
Liabilities
Loss and loss adjustment expenses	$1,759,888	$139,241	$(3,450)	$1,895,679
Unearned premium	818,055	106,556	(3,340)	921,271
Reinsurance balances payable	34,333	11,546	(4,567)	41,312
Funds held under reinsurance agreements	98,081	500	-	98,581
Other liabilities	275,614	58,115	(36,769)	296,960
Deferred income taxes	5,069	19,694	-	24,763
Debt	449,731	77,000	(77,000)	449,731
Total liabilities	3,440,771	412,652	(125,126)	3,728,297
Shareholders’ equity
Common stock	530	-	-	530
Treasury stock	(181,435)	-	-	(181,435)
Paid-in-capital	780,036	9,400	(9,400)	780,036
Accumulated other comprehensive income	82,756	15,525	(15,525)	82,756
Retained earnings	268,171	7,234	(7,234)	268,171
Noncontrolling interests	2,001	-	32,159	34,160
Total shareholders’ equity	952,059	32,159	-	984,218
Total liabilities and shareholders’ equity	$4,392,830	$444,811	$(125,126)	$4,712,515

	Year Ended December 31, 2013
($ in thousands)	Tower	Reciprocal Exchanges	Eliminations	Total
Revenues
Net premiums earned	$1,351,515	$161,400	$-	$1,512,915
Ceding commission revenue	65,623	16,607	(848)	81,382
Insurance services revenue	32,797	-	(31,647)	1,150
Policy billing fees	11,856	443	-	12,299
Net investment income	106,309	9,578	(6,679)	109,208
Total net realized investment gains (losses)	22,894	2,154	-	25,048
Total revenues	1,590,994	190,182	(39,174)	1,742,002
Expenses
Loss and loss adjustment expenses	1,404,805	115,029	-	1,519,834
Commission Expense	331,551	34,328	(848)	365,031
Other operating expenses	346,585	54,955	(31,647)	369,893
Acquisition-related transaction costs	21,322	-	-	21,322
Interest expense	33,594	6,679	(6,679)	33,594
Total expenses	2,137,857	210,991	(39,174)	2,309,674
Other income (expense)
Equity in income (loss) of unconsolidated affiliate	6,962	-	-	6,962
Goodwill and fixed asset impairment	(397,211)	-	-	(397,211)
Other	5,000	-	-	5,000
Income (loss) before income taxes	(932,112)	(20,809)	-	(952,921)
Income tax expense (benefit)	8,838	(407)	-	8,431
Net income (loss)	$(940,950)	$(20,402)	$-	$(961,352)
Less: Net income (loss) attributable to Noncontrolling interests	1,666	(20,402)	-	(18,736)
Net income (loss) attributable to Tower Group International, Ltd.	(942,616)	-	-	(942,616)

Ratios
Net calendar year loss and LAE	103.9%	71.3%		100.5%
Net underwriting expenses	40.6%	44.8%		41.0%
Net Combined	144.5%	116.1%		141.5%

Return on Average Equity	(157.2)%

	Year Ended December 31, 2012
($ in thousands)	Tower	Reciprocal Exchanges	Eliminations	Total
Revenues
Net premiums earned	$1,558,204	$163,660	$-	$1,721,864
Ceding commission revenue	18,737	14,564	(966)	32,335
Insurance services revenue	33,570	-	(30,150)	3,420
Policy billing fees	11,901	714	-	12,615
Net investment income	121,908	12,574	(7,317)	127,165
Total net realized investment gains (losses)	12,245	13,231	-	25,476
Total revenues	1,756,565	204,743	(38,433)	1,922,875
Expenses
Loss and loss adjustment expenses	1,154,540	109,218	-	1,263,758
Commission Expense	325,906	34,367	(966)	359,307
Other operating expenses	293,458	54,189	(30,150)	317,497
Acquisition-related transaction costs	9,229	-	-	9,229
Interest expense	33,268	6,679	(7,317)	32,630
Total expenses	1,816,401	204,453	(38,433)	1,982,421
Other income (expense)
Equity in income (loss) of unconsolidated affiliate	(1,470)	-	-	(1,470)
Income (loss) before income taxes	(61,306)	290	-	(61,016)
Income tax expense (benefit)	(27,072)	(2,027)	-	(29,099)
Net income (loss)	$(34,234)	$2,317	$-	$(31,917)
Less: Net income (loss) attributable to Noncontrolling interests	-	2,317	-	2,317
Net income (loss) attributable to Tower Group International, Ltd.	(34,234)	-	-	(34,234)

Ratios
Net calendar year loss and LAE	74.1%	66.7%		73.4%
Net underwriting expenses	35.5%	44.6%		36.4%
Net Combined	109.6%	111.3%		109.8%

Return on Average Equity	-3.4%

	Year Ended December 31, 2011
($ in thousands)	Tower	Reciprocal Exchanges	Eliminations	Total
Revenues
Net premiums earned	$1,406,689	$187,161	$-	$1,593,850
Ceding commission revenue	27,194	6,774	-	33,968
Insurance services revenue	30,873	-	(29,303)	1,570
Policy billing fees	9,961	573	-	10,534
Net investment income	120,083	12,846	(6,455)	126,474
Total net realized investment gains (losses)	6,980	2,414	-	9,394
Total revenues	1,601,780	209,768	(35,758)	1,775,790
Expenses
Loss and loss adjustment expenses	972,567	104,419	-	1,076,986
Direct and ceding commission expense	277,285	32,541	-	309,826
Other operating expenses	261,974	52,176	(29,303)	284,847
Acquisition-related transaction costs	360	-	-	360
Interest expense	34,290	6,455	(6,455)	34,290
Total expenses	1,546,476	195,591	(35,758)	1,706,309
Income (loss) before income taxes	55,304	14,177	-	69,481
Income tax expense (benefit)	10,869	3,182	-	14,051
Net income (loss)	$44,435	$10,995	$-	$55,430
Less: Net income (loss) attributable to Noncontrolling interests	-	-	-	-
Net income (loss) attributable to Tower Group International, Ltd.	44,435	10,995	-	55,430

Ratios
Net calendar year loss and LAE	69.1%	55.8%		67.6%
Net underwriting expenses	33.5%	41.3%		34.4%
Net Combined	102.6%	97.1%		102.0%

Return on Average Equity	4.3%

Consolidated Results of Operations 2013 Compared to 2012

Total revenues. Total revenues decreased by 9.4% for the year ended December 31, 2013 as compared to 2012. This decrease is attributable to lower net premiums earned and net investment income offset by increases in ceding commission.

Premiums earned. Net premiums earned for the years ended December 31, 2013 and 2012 were $1.5 billion and $1.7 billion respectively. The decrease of 12.1% for the year ended December 31, 2013 is primarily due to decreased direct written premiums in the fourth quarter of 2013 as a result of the rating downgrades and increased ceded premiums due to new multi-line quota share reinsurance agreements. The Company entered into (i) a new homeowners quota share reinsurance treaty effective January 1, 2013, (ii) the previously disclosed reinsurance treaties with Arch and Hannover in the third quarter of 2013, and (iii) a further homeowners treaty in the fourth quarter of 2013. In 2013, the Company increased its homeowner’s reinsurance to reduce property exposure concentrated in the Northeast region of the U.S, and entered into the Arch and Hannover treaties to provide for surplus enhancement and improve certain financial leverage ratios, while increasing the Company’s financial flexibility.

Commission and fee income. Commission and fee income, comprised of ceding commission revenue, insurance services revenue and policy billing fees, increased by $46.5 million for the year ended December 31, 2013 compared to the prior year. The increase is due primarily to ceding commission revenue earned on the new 2013 reinsurance quota share treaties.

Net investment income and net realized gains (losses). For the year ended December 31, 2013, net investment income decreased $18.0 million or 14.1% compared to 2012. Net investment income in 2013 decreased primarily due to a declining invested asset base and lower reinvestment rates from the prior year. Invested assets declined by approximately $702 million in 2013 due mostly to increased cash needs that arose from funding several large reinsurance contracts and increased collateral requirements that were triggered when the Company was downgraded by A.M. Best. The pre-tax yield at amortized cost was 3.46% at December 31, 2013 as compared to 3.98% at December 31, 2012.

For the year ended December 31, 2013 and 2012, OTTI losses of $13.4 million and $9.6 million, respectively, were recorded in net income. The OTTI for the year ended December 31, 2013 is related mostly to securities in the Company’s equity security portfolio.

Net realized investment gains (losses) for the year ended December 31, 2013 and 2012 were $25.0 million and $25.5 million, respectively. These gains and losses are a function of individual securities selected for sale when cash needs arise in the ordinary course of business or when market dictates disposals pursuant to our investment policy.

Income earned on the equity method investment in Canopius Group is included as separate component in the income statement rather than as a component of investment income. For the years ended December 31, 2013 and 2012, earnings on this equity investment represented a gain of $7.0 million, and a loss of $1.5 million, respectively. The Company acquired its investment in Canopius Group in the third quarter of 2012, and, accordingly, recorded no earnings or loss for the three and nine months ended September 30, 2012. On December 13, 2013, Tower sold its 10.7% investment in Canopius Group.

Loss and loss adjustment expenses. The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 100.5% and 73.4% for the years ended December 31, 2013 and 2012, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 103.9% and 74.1% for the years ended December 31, 2013 and 2012, respectively. The Reciprocal Exchanges’ net loss ratio was 71.3% and 66.7% for the years ended December 31, 2013 and 2012, respectively.

Incurred losses and LAE for the year ended December 31, 2013 attributable to insured events of prior years were $538.1 million. Excluding the Reciprocal Exchanges, the incurred losses and LAE from prior accident years were $533.0 million. These prior accident year losses include unfavorable development of $539.8 million in the Commercial Insurance segment, favorable loss development of $5.4 million in the Assumed Reinsurance segment and unfavorable loss development of $3.7 million in the Personal Insurance segment for the year ended December 31, 2013. The favorable development of $5.4 million in the Assumed Reinsurance segment includes $19.1 million of favorable development resulting from the release of reserve risk premium. The Reciprocal Exchanges reported $5.1 million of unfavorable loss development for the year ended December 31, 2013.

Incurred losses and LAE for the year ended December 31, 2012 attributable to insured events of prior years were $79.2 million. Excluding the Reciprocal Exchanges, the incurred losses and LAE from prior accident years were $88.1 million. These prior accident year losses included unfavorable loss development of $86.6 million in the Commercial Insurance segment, favorable development of $2.5 million in the Assumed Reinsurance segment and unfavorable loss development of $4.0 million in the Personal Insurance segment for the year ended December 31, 2012. The Reciprocal Exchanges reported $8.9 million of favorable loss development for the year ended December 31, 2012.

Commission and Operating expenses. Operating expenses, which include commission expenses and other operating expenses, were $734.9 million for the year ended December 31, 2013, an increase of 8.6% compared to the prior year. This increase is primarily due to: (i) greater commission expense related primarily to a change in business mix. A larger proportion of earned premiums was from assumed reinsurance which have a higher commission rate compared to direct business, (ii) federal excise tax incurred by the Company on intercompany reinsurance transactions between CastlePoint Re and TRL, (iii) an impairment charge recorded on intangible assets and (iv) an increase in operating expenses related to improving information technology systems and infrastructure. The consolidated gross underwriting expense ratio increased to 34.6% for the year ended December 31, 2013 from 33.4% in the same period in 2012. This increase is due to the decline in gross earned premiums from 2012 to 2013, while commission and operating expenses increased from 2012 to 2013. The Company announced an expense control initiative whereby the Company is completing a workforce reduction affecting approximately 10% of the total employee population.

Acquisition-related transaction costs. Acquisition-related transaction costs for the years ended December 31, 2013 and 2012 were $21.3 million and $9.2 million, respectively. Acquisition–related transaction costs for the year ended December 31, 2013 relate primarily to costs associated with the Canopius Merger Transaction completed on March 13, 2013, and include $11.6 million in compensation expense (of which accelerated vesting of restricted stock was $10.3 million) and $8.7 million in legal and accounting fees. The 2012 expenses related to Tower’s acquisition of its equity interest in Canopius Group and expenses associated with the Canopius Merger Transactions.

Interest expense. Interest expense increased by $1.0 million for the year ended December 31, 2013 compared to 2012. The increase is mainly due to a combination of higher interest rates on our floating rate debt instruments and the accelerated recognition of accrued debt issuance costs that resulted with the termination of the $220 million Bank Facility on December 13, 2013, and the Letter of Credit Facility on December 5, 2013.

Equity in income (loss) of unconsolidated affiliate. Tower recognized a gain of $7.0 million on its 10.7% interest in Canopius Group in 2013. This investment was accounted for under the equity method of accounting. On December 13, 2013, Tower closed a sale of all of the shares of the capital stock of Canopius Group owned by Tower. The initial sale price was $69.7 million (£42.5 million), which has been paid in full to Tower. In addition, it was agreed that, if a legally binding contract for the sale or other transfer of shares representing a majority of the voting power of Canopius Group is entered into within six months after the date of the stock purchase agreement between the third party and Tower, a further cash payment would be made to Tower. This additional cash payment would be equivalent to the excess, if any, of (1) one-third of the difference between the amount in British pound sterling paid for the shares previously owned by Tower in such sale and £40.6 million (plus Tower’s share of expenses of such sale), minus (2) £1.95 million (the “Additional Payment”). On December 18, 2013, NKSJ Holdings announced that it had entered into an agreement, through its insurance subsidiary Sompo Japan Insurance, Inc. to purchase 100% of the shares of Canopius Group. The $7.0 million represents the excess of the $69.7 million and the fair value of the Additional Payment over the carrying value of the 10.7% investment.

In 2012, Tower recognized a loss of $1.5 million relating to its equity method investment in Canopius Group. The Company records this investment on a one quarter lag (updated for significant events in the lag period). The loss is attributable to income incurred by Canopius Group in the third quarter of 2012 offset by fourth quarter 2012 losses associated with Superstorm Sandy claims.

Goodwill and Fixed Asset Impairment. For the year ended December 31, 2013, the Company recorded $271.4 million to impair goodwill and $125.8 million to impair fixed assets. The impairment charges were the result of the significant reserve development and rating agency downgrades in 2013 and their effects on the estimated fair value of each of the reporting units and fixed asset valuations.

Other. On August 19, 2013, Tower terminated an agreement to acquire American Safety Reinsurance, Ltd. (“ASRe”). Tower previously announced entering into an agreement to acquire ASRe, the Bermuda-based reinsurance subsidiary of American Safety Insurance Holdings, Ltd. from Fairfax Financial Holdings Limited. Tower received $5 million in exchange for the termination of such agreements.

Income tax expense. Tower pays federal income tax on its U.S. taxed insurance subsidiaries.

For the year ended December 31, 2013, Tower, excluding the Reciprocal Exchanges, had pre-tax losses of $901.4 million. These losses resulted in net operating loss carryforwards of $161.9 million as of December 31, 2013. In addition, Tower had net deferred tax assets, before any valuation allowances, of $265.0 million.

Management, in its judgment, concluded that a full valuation allowance was required for the net deferred tax assets after its consideration of the cumulative three-year pre-tax loss in its U.S. taxed subsidiaries resulting from certain 2013 events and the 2012 pre-tax loss of $61.3 million. In 2013, Tower had $325.6 million of prior year adverse reserve development, of which $149.7 million was recorded in Tower’s U.S. taxed subsidiaries. Management believes that the negative evidence associated with the realizability of its net deferred tax asset (including the cumulative three-year pre-tax loss, the prior year adverse reserve development, and the effects of Hurricane Irene in 2011 and Superstorm Sandy in 2012) outweighed the positive evidence that the deferred tax assets, including the net operating carryforward would be realized, and subsequently recorded the full valuation allowance.

For the year ended December 31, 2013, Tower recorded a full valuation allowance of which $240.6 million was recorded through income tax expense in the statement of operations and $32.5 million was recorded as a direct reduction to shareholders’ equity ($33.7 million in accumulated other comprehensive income and $(1.2) million in additional paid in capital). Tower’s effective tax rate of (1.0)% and 47.7% for the years ended December 31, 2013 and 2012, respectively, reflect the impact of recording the valuation allowance.

The Reciprocal Exchanges had pre-tax income (loss) for the years ended December 31, 2013 and 2012 of $(20.8) million and $0.3 million, respectively. A full valuation had previously been recorded on the Reciprocal Exchanges. The Reciprocal Exchanges’ valuation allowance as of December 31, 2013 was $17.6 million.

Net income (loss) and return on average equity. Net income (loss) and annualized return on average equity attributable to Tower Group International, Ltd. were ($942.6) million and (157.2%) for the year ended December 31, 2013 compared to ($34.2) million and (3.4%) for the year ended December 31, 2012. The return on average equity is calculated by dividing net income (loss) by average shareholders’ equity. Average shareholders’ equity was $599.5 million and $1,001.7 million at December 31, 2013 and 2012, respectively. The increase in net loss and decrease in annualized return on equity for the years ended December 31, 2013 compared to the prior year is primarily due to the prior year loss reserve development and a $397.2 million goodwill and fixed asset impairment change, as discussed above.

Consolidated Results of Operations 2012 Compared to 2011

Total revenues. Total revenues increased by 8.3% for the year ended December 31, 2012 as compared to 2011, primarily due to increased net premiums earned.

Premiums earned. Net premiums earned for the years ended December 31, 2012 and 2011 were $1.7 billion and $1.6 billion respectively. The increase of 8.0% for the year ended December 31, 2012 is primarily a result of increased premiums from Tower’s assumed reinsurance business, offset by an increase in ceded premiums in 2012. Ceded premiums increased in 2012 due primarily to the reinstatement premium on the Company’s catastrophe reinsurance program as a result of Superstorm Sandy

Commission and fee income. Commission and fee income, comprised of ceding commission revenue, insurance services revenue and policy billing fees, increased by $2.3 million for the year ended December 31, 2012, compared to the prior year. The increase is due to additional policy billing fees and an increase in fees earned by our managing general agencies.

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

Loss and loss adjustment expenses. The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 73.4% and 67.6% for the years ended December 31, 2012 and 2011, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 74.1% and 69.1% for the years ended December 31, 2012 and 2011, respectively. Severe weather losses, primarily from Superstorm Sandy, added 7.3 points and 5.3 points, respectively, to the loss ratio excluding the Reciprocal Exchanges in 2012 and 2011.

Excluding the Reciprocal Exchanges, there was a reserve increase of $88.1 million for the year ended December 31, 2012 comprised of a reserve increase in Personal Insurance of $4.0 million and a reserve increase in Commercial Insurance of $86.6 million and a reserve decrease in Assumed Reinsurance of $2.5 million.

Operating expenses. Operating expenses, which include direct and ceding commission expenses and other operating expenses, were $676.8 million for year ended December 31, 2012, compared to $594.7 million for the year ended December 31, 2011 representing an increase of 13.8%. This increase is primarily due to: (i) increased business production, including more assumed premiums written which have a higher commission rate compared to direct premiums written, (ii) the Company’s ongoing efforts to build-out our information technology infrastructure to support our policy administration and claims processing needs, and (iii) a $2.9 million after-tax charge attributable to a legal settlement with Munich Reinsurance America, Inc. (“Munich Re”).

The consolidated gross underwriting expense ratio increased to 33.9% for the year ended December 31, 2012 from 32.6% in the same period in 2011. The commission portion of the gross underwriting expense ratio increased to 18.5% for the year ended December 31, 2012 compared to 17.3% in 2011. This increase is attributed to the increase in assumed reinsurance business written, as noted above, as assumed reinsurance has a significantly higher commission rate than direct written policies. The gross OUE ratio was 15.4% for the year ended December 31, 2012 compared to 15.2% for the prior year.

Acquisition-related transaction costs. Acquisition-related transaction costs for the year ended 2012 were $9.2 million and relate primarily to the acquisition of our equity interest in Canopius Group and expenses associated with the Canopius Merger Transactions. These costs were negligible for 2011.

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

Income tax expense. Income tax expense was a benefit of $29.1 million in 2012 compared to an expense of $14.1 million in 2011. The change of $43.2 million in income tax expense is directly attributable to the change of pre-tax income from $69.5 million in 2011 to a pre-tax loss of $61.0 million in 2012. The effective income tax rate (including state and local taxes) was 47.7% for the year ended December 31, 2012, compared to 20.2% for 2011. The increase in the effective tax rate in 2012 is related to the permanent income tax adjustments and the movement of a valuation allowance on the Reciprocal Exchanges in 2012, offset by acquisition-related transaction costs which increased the 2012 income tax benefit.

Net income (loss) and return on average equity. Net income (loss) and annualized return on average equity attributable to Tower Group, International, Ltd., were ($34.2) million and (3.4%) for the year ended December 31, 2012 compared to $44.4 million and 4.3% for the year ended December 31, 2011. The return on average equity is calculated by dividing net income (loss) by average shareholders’ equity. Average shareholders’ equity was $1,001.7 million and $1,029.9 million at December 31, 2012 and 2011, respectively.

The net loss in 2012 is primarily due to the reserve increase from Superstorm Sandy discussed above. 2012 net loss included losses of $80.1 million after-tax from Superstorm Sandy, as well as an after-tax reserve increase of $60.7 million recorded in 2012 for accident years 2011 and prior.

Commercial Insurance Segment Results of Operations

	Year Ended December 31,
($ in thousands)	2013	Change	Percent	2012	Change	Percent	2011
Net premiums written	$751,698	$(325,527)	-30.2%	$1,077,225	$(2,451)	-0.2%	$1,079,676
Revenues
Net premiums earned	$931,693	$172,858	-15.6%	$1,104,551	$52,501	5.0%	$1,052,050
Ceding commission revenue	30,115	22,413	291.0%	7,702	(7,084)	-47.9%	14,786
Policy billing fees	5,637	170	3.1%	5,467	1,122	25.8%	4,345
Total revenue	968,362	(149,358)	-13.4%	1,117,720	46,539	4.3%	1,071,181
Expenses
Net loss and loss adjustment expenses	1,185,627	325,920	37.9%	859,707	118,953	16.1%	740,754
Underwriting expenses
Direct commission expenses	202,777	2,843	1.4%	205,620	8,364	4.2%	197,256
Other underwriting expenses	204,131	21,240	11.6%	182,891	27,315	17.6%	155,576
Total underwriting expenses	406,908	18,397	4.7%	388,511	35,679	10.1%	352,832
Underwriting profit (loss)	$(625,090)	$(494,592)	379.0%	$(130,498)	$(108,093)	-482.5%	$(22,405)

					Year Ended December 31,
Ratios					2013	2012	2011
Net calendar year loss and LAE					127.3%	77.8%	70.4%
Net underwriting expenses					39.8%	34.0%	31.7%
Net combined					167.1%	111.8%	102.1%

Commercial Insurance Segment Results of Operations 2013 Compared to 2012

Premiums. Net premiums written for the year ended December 31, 2013 decreased 325.5 million and net premiums earned for the year ended December 31, 2013 decreased $172.9 million compared to 2012. These declines are attributed to a decline in direct written premiums in the fourth quarter of 2013 as a result of the A.M. Best rating downgrades. In addition, ceded premiums increased as a direct result of the Arch and Hannover treaties entered into July 1, 2013 for in force, new and renewal business which accounted for $143.1 million of ceded written premium and $76.8 million of ceded earned premium.

Our renewal retention rate was 56.1% for the year ended December 31, 2013 compared to 64.0% during 2012. The policies-in-force for our commercial business, which is predominantly small business, increased 1.7% as of December 31, 2013 compared to the prior year.

Ceding commission revenue. Ceding commission revenue increased for the year ended December 31, 2013 by $22.4 million compared to 2012 as a result of the aforementioned quota share reinsurance treaties. This increase was offset by a decline in ceding commission revenue attributable to the increase of prior year loss reserves for the year ended December 31, 2013, which resulted in $9.8 million of return commissions to reinsurers on prior year quota share treaties. The Company recognized a $4.2 million return commission for the year ended December 31, 2012

Net loss and loss adjustment expenses. The net calendar year loss ratios were 127.3% and 77.8% for the years ended December 31, 2013 and 2012, respectively. The accident year loss ratios for the years ended December 31, 2013 and 2012 were 69.3% and 70.0%, respectively.

Incurred losses and LAE attributable to insured events of prior years were $539.8 million for the year ended December 31, 2013, which was attributed to increases in ultimate loss estimates from the company’s reserve studies completed during the year which primarily impacted the workers’ compensation, commercial package liability, other liability and commercial auto liability lines of business. Incurred losses and LAE for the year ended December 31, 2012 attributable to insured events of prior years had unfavorable loss development of $86.6 million.

Reserve increases arose primarily from accident years 2008 through 2012 within the workers’ compensation, CMP liability, and other liability lines of business partially offset by a modest amount of favorable loss development from more recent years within the short tail property lines of business. During the second, third and fourth quarters of 2013, the Company recognized that the higher than expected reported loss development it had been experiencing had become a trend. In response to this recognition, the Company continued to update its internal reserve study to respond to higher than expected reported losses and to update the actuarial assumptions within the study. In conjunction with its comprehensive internal reviews, the Company also retained its consulting actuary to perform independent reserve studies.

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, increased by $18.4 million, or 4.7%, for the year ended December 31, 2013 compared to the prior year. The net underwriting expense ratio increased 5.8 percentage points for year ended December 31, 2013 compared to 2012.

The gross underwriting expense ratio was 36.1% for the year ended December 31, 2013 compared to 31.9% for 2012. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 18.2% for the year ended December 31, 2013 compared to 17.1% for the prior year. The OUE ratio, including boards, bureaus and taxes (“BB&T”), was 17.8% for the year ended December 31, 2013 compared to 14.8% for 2012. The increases in the OUE and OUE ratios are due to (i) impairment charges recorded on the customer relationship intangible assets and (ii) increased costs associated with improving information technology systems and infrastructure.

Underwriting profit (loss) and combined ratio. The net combined ratio for the year ended December 31, 2013 was 167.1% compared to 111.8% for 2012. The increase in the combined ratio is driven primarily by the increase in loss reserves, as discussed above, and increase in the OUE expenses, and decline in net earned premiums.

Commercial Insurance Segment Results of Operations 2012 Compared to 2011

Premiums. Net premiums written for the year ended December 31, 2012 decreased $2.5 million and net premiums earned for the year ended December 31, 2012 increased $52.5 million compared to 2011.

Gross premiums written for the year ended December 31, 2012 were $1,179.4 million as compared to $1,152.4 million during the same period in 2011. The increase of $27.0 million is primarily attributed to our growth in programs. Gross premiums earned were $1,201.9 million as compared to $1,142.5 million during 2011.

Ceded premiums written for the year ended December 31, 2012 were $102.2 million compared to $72.7 million for the prior year. Ceded premiums earned were $97.3 million compared to $90.4 million for the year ended December 31, 2012 compared to the same period in 2011. The increase in ceded premiums written in 2012 is attributable primarily (i) to increased written premiums on certain program business which is then reinsured through the quota share treaties and (ii) to the reinstatement premiums on our catastrophe reinsurance program as a result of Superstorm Sandy. In addition, the Company’s catastrophe reinsurance premiums increased in 2012 compared to 2011.

The Company’s renewal retention rate was 64.0% for the year ended December 31, 2012 compared to 65.2% during the prior year. Premiums on renewed commercial business, other than programs, increased 4.5% in 2012. Excluding programs, policies in-force for our commercial business increased 1.0% as of December 31, 2012 from December 31, 2011.

Ceding commission revenue. Ceding commission revenue decreased for the year ended December 31, 2012 by $7.1 million compared 2011. This was primarily due to a change in loss ratio on a prior year’s quota share treaty which reduced ceding commission revenue by $4.2 million during the year ended December 31, 2012 compared to the prior year and also as a result of the non-renewal of our liability quota share contract.

Net loss and loss adjustment expenses. The net calendar year loss ratios were 77.8% and 70.4% for the years ended December 31, 2012 and 2011, respectively. The accident year loss ratios for the years ended December 31, 2012 and 2011 were 70% and 63.9%, respectively.

For the year ended December 31, 2012, the Company incurred net losses of $45.7 million relating to the Superstorm Sandy. Excluding the effects of Superstorm Sandy, the net loss ratio would have been 73.7% for the year ended December 31, 2012. For the year ended December 31, 2011, the Company incurred net losses of $31.5 million relating to Hurricane Irene and other severe weather events. Excluding the effects of these storms, the net loss ratio was 67.4% for the year ended December 31, 2011.

Management’s estimates of prior years’ loss and loss expenses increased $86.6 million for the year ended December 31, 2012. This increase in prior accident year loss and loss expense was the result of a comprehensive review of its loss reserves completed in the second quarter of 2012 and an updated analysis during the third quarter as well as recent loss emergence that occurred during the fourth quarter.

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, increased by $35.7 million, or 10.1%, for the year ended December 31, 2012, respectively, compared to 2011. The net underwriting expense ratio increased 2.3 percentage points for year ended December 31, 2012 compared to 2011.

The gross underwriting expense ratio for the year ended December 31, 2012 was 31.9% compared to 30.5% in 2011. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was

17.1% for the year ended December 31, 2012 compared to 17.3% in 2011. The decrease is primarily due to the assumed reinsurance business which has a higher commission ratio. The OUE ratio, including BB&T, was 14.8% for the year ended December 31, 2012 compared to 13.2% for 2011. The increase in the OUE ratio is primarily a result of ongoing efforts by us to build-out our information technology infrastructure to support our policy administration and claims processing needs.

Underwriting profit (loss) and combined ratio. Underwriting loss increased $108.1 million and the combined ratio increased 9.7 percentage points for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in the combined ratio for the twelve months ended December 31, 2012 resulted primarily from the reserve increases the Company recorded in the first and second quarters of 2012 and losses from Superstorm Sandy in the fourth quarter of 2012. Such losses aggregated $34.7 million and increased the calendar year loss ratio by 4.1 percentage points. In 2011, the Company recorded catastrophe and other severe storm losses but to a much lower extent. Such losses aggregated $31.5 million and increased the loss ratio by points in 2011. In addition, as discussed above, the expense ratio increased by 3.0 percentage points from 2011 to 2012.

Assumed Reinsurance Segment Results of Operations

	Year Ended December 31,
($ in thousands)	2013	Change	Percent	2012	Change	Percent	2011
Net premiums written	$82,530	$(65,869)	-44.4%	$148,399	$75,776	104.3%	$72,623
Revenues
Net premiums earned	$116,417	$(3,598)	-3.0%	$120,015	$84,154	234.7%	$35,861
Total revenue	116,417	(3,598)	-3.0%	120,015	84,154	234.7%	35,861
Expenses
Net loss and loss adjustment expenses	41,474	(11,501)	-21.7%	52,975	35,519	203.5%	17,456
Underwriting expenses
Direct commission expenses	49,627	7,045	16.5%	42,582	31,162	272.9%	11,420
Other underwriting expenses	7,879	6,337	411.0%	1,542	1,103	251.3%	439
Total underwriting expenses	57,506	13,382	30.3%	44,124	32,265	272.1%	11,859
Underwriting profit (loss)	$17,437	$(5,479)	-23.9%	$22,916	$16,370	250.1%	$6,456

					Year Ended December 31,
Ratios					2013	2012	2011
Net calendar year loss and LAE					35.6%	44.1%	48.7%
Net underwriting expenses					49.4%	36.8%	33.1%
Net combined					85.0%	80.9%	81.8%

Assumed Reinsurance Segment Results of Operations 2013 Compared to 2012

Premiums. Net premiums written for the year ended December 31, 2013 decreased $65.9 million and net premiums earned for the year ended December 31, 2013 decreased $3.6 million compared to the same period in 2012. In the fourth quarter of 2013, the Company commuted certain of its assumed reinsurance programs, which resulted in a decline in assumed premiums written and assumed premiums earned, compared to 2012.

Net loss and loss adjustment expenses. The net calendar year loss ratios were 35.6% and 44.1% for the year ended December 31, 2013 and 2012, respectively. The accident year loss ratios for the year ended December 31, 2013 and 2012 were 40.2% and 46.2%, respectively. Incurred losses and LAE attributable to insured events of prior years had a favorable loss development of $5.4 million for the year ended December 31, 2013, which were primarily attributed to the reduction in the reserve risk premium associated with the commuted Canopius reserves. Incurred losses and LAE for the year ended December 31, 2012 attributable to insured events of prior years were $2.5 million favorable.

Underwriting expenses. Underwriting expenses, which include assumed commissions and other underwriting expenses, increased by $13.4 million, or 30.3%, for the year ended December 31, 2013, compared to 2012. The net underwriting expense ratio increased 12.6 percentage points for the year ended December 31, 2013 from the prior year.

OUE increased in 2013 compared to 2012 due to the additional operating expenses incurred because of the Canopius Merger Transaction, including the addition of another insurance subsidiary (TRL) and related costs. The gross underwriting expense ratio was 20.8% for the year ended December 31, 2013 compared to 36.7% in 2012. The assumed commission portion of the gross underwriting expense ratio, which is expressed as a percentage of assumed premiums earned, was 18.0% for the year ended December 31, 2013 compared to 35.5% for 2012. The commission expense in 2013 included federal excise tax of $9.8 million on business retroceded from CastlePoint Re to TRL and no such federal excise tax was recorded in 2012. Gross premiums earned increased by 130.0% in 2013 compared to 2012. Ceded written premium increased by $159.7 million as a result of the reinsurance agreements entered into during the third quarter of 2013. The increase in gross written premium is the main cause of the decrease in the gross underwriting expense ratio in 2013 compared to the prior year

Underwriting gain (loss) and combined ratio. Underwriting profit declined $5.5 million and the combined ratio moved unfavorably by 4.1 percentage points for the year ended December 31, 2013 compared to the year ended December 31, 2012. These changes are primarily related to the Company’s decline in net premiums earned offset by the increase in federal excise tax and OUE in 2013 compared to 2012.

Assumed Reinsurance Segment Results of Operations 2012 Compared to 2011

Premiums. Net premiums written for the year ended December 31, 2012 increased $75.8 million and net premiums earned for the year ended December 31, 2011 increased $84.2 million compared to 2011. The increase in the net premiums written and earned in the year ended December 31, 2012 is attributable to Tower management actively increasing its participation in the assumed reinsurance market in 2012.

Net loss and loss adjustment expenses. The net calendar year loss ratios were 44.1% and 48.7% for the years ended December 31, 2012 and 2011, respectively. The accident year loss ratios for the years ended December 31, 2012 and 2011 were 46.2% and 49.1%, respectively. Incurred losses and LAE attributable to insured events of prior years had a favorable loss development of $2.5 million for the year ended December 31, 2012. Incurred losses and LAE for the year ended December 31, 2011 attributable to insured events of prior years were $0.1 million favorable.

Underwriting expenses. Underwriting expenses, which include assumed commissions and other underwriting expenses, increased by $32.3 million and 272.1%, for the year ended December 31, 2012, respectively, compared to 2011. The net underwriting expense ratio increased 3.7 percentage points for the year ended December 31, 2012 from the prior year. The increases in the underwriting expenses are directly attributable to the Tower management’s efforts to actively increase its participation in the assumed reinsurance market in 2012.

The gross underwriting expense ratio was 36.8% the year ended December 31, 2012 compared to 32.8% in the prior year. The assumed commission portion of the gross underwriting expense ratio, which is expressed as a percentage of assumed premiums earned, was 35.5% for the year ended December 31, 2012 compared to 31.6% for 2011.

Underwriting gain (loss) and combined ratio. Underwriting profit increased $16.4 million and the combined ratio improved by 0.9 percentage points for the year ended December 31, 2012 compared to the year ended December 31, 2011. The improvements in underwriting gain and combined ratio are due to the increase in business written in 2012 compared to 2011, and the management actively increasing its participation in the assumed reinsurance market in 2012.

Personal Insurance Segment Results of Operations

	Year Ended December 31,
	2013					2012
($ in thousands)	Tower	Reciprocal Exchanges	Total	Change	Percent	Tower	Reciprocal Exchanges	Total
Net premiums written	$238,560	$159,828	$398,388	$(115,428)	-22.5%	$356,830	$156,986	$513,816
Revenues
Net premiums earned	$303,405	$161,400	$464,805	$(32,493)	-6.5%	$333,638	$163,660	$497,298
Ceding commission revenue	35,508	15,759	51,267	26,634	108.1%	10,069	14,564	24,633
Policy billing fees	6,219	443	6,662	(486)	-6.8%	6,434	714	7,148
Total revenue	345,132	177,602	522,734	(6,345)	-1.2%	350,141	178,938	529,079
Expenses
Net loss and loss adjustment expenses	177,704	115,029	292,733	(58,343)	-16.6%	241,858	109,218	351,076
Underwriting expenses
Direct commission expenses	79,147	33,480	112,627	1,522	1.4%	76,738	34,367	111,105
Other underwriting expenses	82,198	54,954	137,152	19,968	17.0%	62,995	54,189	117,184
Total underwriting expenses	161,345	88,434	249,779	21,490	9.4%	139,733	88,556	228,289
Underwriting profit (loss)	$6,083	$(25,861)	$(19,778)	$30,508	-60.7%	$(31,450)	$(18,836)	$(50,286)

Ratios
Net calendar year loss and LAE	58.6%	71.3%	63.0%			72.5%	66.7%	70.6%
Net underwriting expenses	39.4%	44.8%	41.3%			36.9%	44.8%	39.5%
Net combined	98.0%	116.1%	104.3%			109.4%	111.5%	110.1%

Personal Insurance Segment Results of Operations 2013 Compared to 2012

Premiums. Net premiums written for the year ended December 31, 2013 decreased $115.4 million and net premiums earned for the year ended December 31, 2013 decreased $32.5 million, compared to the year ended December 31, 2012. The decrease in net premiums written is attributed to an increase in reinsurance purchased in 2013. The Company entered into two new homeowners quota share reinsurance treaties effective January 1, 2013 and November 1, 2013 both of which included an unearned premium portfolio. The effects of the new homeowners quota share treaty will reduce the net earned premiums over time as the ceded written premiums are earned over the life of the policies.

Personal lines renewal retention rate was 86.9% and 89.3% for the years ended December 31, 2013 and 2012, respectively. Written premiums on renewed business increased by 4.5% and 0.1% for the years ended December 31, 2013 and 2012, respectively. Policies-in-force increased 2.4% as of December 31, 2013 compared to December 31, 2012.

Ceding commission revenue. Ceding commission revenue increased for the year ended December 31, 2013 by $26.6 million compared to the year ended December 31, 2012. The increase was the result of the new homeowners quota share reinsurance treaties.

Net loss and loss adjustment expenses. For Personal Insurance, including the Reciprocal Exchanges, the net calendar year loss ratios were 63.0% and 70.6% for the years ended December 31, 2013 and 2012, respectively. The accident year loss ratios for the years ended December 31, 2013 and 2012 were 62.2% and 71.6%, respectively. Estimates of prior accident year loss and loss expenses increased by $3.7 million for the year ended December 31, 2013, and decreased by $4.9 million for the year ended December 31, 2012.

For Tower personal lines, excluding the Reciprocal Exchanges, the net calendar year loss ratios were 58.6% and 72.5% for the years ended December 31, 2013 and 2012, respectively. The accident year loss ratios for the years ended December 31, 2013 and 2012 were 59.0% and 71.3%, respectively. Estimates of prior accident year loss and loss expenses decreased by $1.4 million for the year ended December 31, 2013, compared to an increase of $4.0 million for the year ended December 31, 2012.

The Reciprocal Exchanges’ net calendar year loss ratios were 71.3% and 66.7% for the years ended December 31, 2013 and 2012, respectively. The accident year loss ratios for the years ended December 31, 2013 and 2012 were 68.1% and 72.2%, respectively. Estimates of prior accident year loss and loss adjustment expenses increased by $5.1 million for the year ended December 31, 2013, and decreased by $8.9 million for the year ended December 31, 2012.

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, increased by $21.5 million, or 9.4% for the year ended December 31, 2013 compared to the year ended December 31, 2012. The net underwriting expense ratio increased 1.8 percentage points from 2013 to 2012. The increase in underwriting expenses is related to impairment charges recorded on customer relationship intangible assets and an increase in operating expense relating to improving information technology systems and infrastructure.

The gross underwriting expense ratio was 38.2% and 35.6% for the years ended December 31, 2013 and 2012, respectively. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 17.7% for the year ended December 31, 2013 compared to 17.9% for 2012. The gross OUE ratio, which includes BB&T, was 20.5% for the year ended December 31, 2013 compared 17.7% for the prior year.

Underwriting profit (loss) and combined ratio. Underwriting loss decreased $30.5 million and the combined ratio improved 5.8 percentage points for the year ended December 31, 2013 compared to the year ended December 31, 2012. The improvements in underwriting loss and combined ratio are due to the 2012 results being impacted by Superstorm Sandy, which occurred in the fourth quarter of 2012. There was no significant hurricane or tropical storm in 2013.

	Year Ended December 31,
	2012					2011
($ in thousands)	Tower	Reciprocal Exchanges	Total	Change	Percent	Tower	Reciprocal Exchanges	Total
Net premiums written	$356,830	$156,986	$513,816	27,525	$5.7%	$316,854	$169,437	$486,291
Revenues
Net premiums earned	$333,638	$163,660	$497,298	(8,641)	$-1.7%	$318,777	$187,162	$505,939
Ceding commission revenue	10,069	14,564	24,633	5,451	28.4%	12,408	6,774	19,182
Policy billing fees	6,434	714	7,148	959	15.5%	5,616	573	6,189
Total revenue	350,141	178,938	529,079	(2,231)	-0.4%	336,801	194,509	531,310
Expenses
Net loss and loss adjustment expenses	241,858	109,218	351,076	32,301	10.1%	214,355	104,420	318,775
Underwriting expenses
Direct commission expenses	76,738	34,367	111,105	9,955	9.8%	68,609	32,541	101,150
Other underwriting expenses	62,995	54,189	117,184	(129)	-0.1%	65,145	52,168	117,313
Total underwriting expenses	139,733	88,556	228,289	9,826	4.5%	133,754	84,709	218,463
Underwriting profit (loss)	$(31,450)	$(18,836)	$(50,286)	(44,358)	$748.3%	$(11,308)	$5,380	$(5,928)

Ratios
Net calendar year loss and LAE	72.5%	66.7%	70.6%			67.2%	55.8%	63.0%
Net underwriting expenses	36.9%	44.8%	39.5%			36.3%	41.3%	38.2%
Net combined	109.4%	111.5%	110.1%			103.5%	97.1%	101.2%

Personal Insurance Segment Results of Operations 2012 Compared to 2011

Premiums. Net premiums written for the year ended December 31, 2012 increased $27.5 million and net premiums earned for the year ended December 31, 2012 decreased $8.6 million, compared to the year ended December 31, 2012.

Gross premiums written for the year ended December 31, 2012 were $643.2 million as compared to $585.6 million in 2011 for an increase of $57.6 million. This increase is attributed to the acquisition of personal lines renewal rights resulting in $28.8 million of written premium and an increase in homeowners business offset by a decline in mono line automobile policies. Gross premiums earned increased to $621.7 million for the year ended December 31, 2012 from $611.2 million for the year ended December 31, 2011. This increase is due primarily to the renewal rights premiums and increase in homeowners business discussed above offset by a decline in mono line automobile policies.

Ceded premiums written for the year ended December 31, 2012 were $129.4 million, an increase of $30.1 million as compared to $99.3 million in 2011. Ceded premiums earned were $124.4 million for the year ended December 31, 2012 compared to $105.2 million in 2011. The Company reinsures the homeowners and umbrella business obtained from OBPL through a quota share program. The Company also purchased catastrophe reinsurance for certain property business. The increase in ceded premiums written is due to the increase in gross premiums written and to reinstatement premiums on our catastrophe reinsurance program as a result of Superstorm Sandy.

The Company’s personal lines renewal retention was 89.3% and 83.4% for the years ended December 31, 2012 and 2011, respectively. Premiums on renewed personal business increased by 0.1% in 2012 compared to a 5.4% decline in 2011. Policies-in-force decreased by 5.2% at December 31, 2012 as compared to December 31, 2011.

Ceding commission revenue. Ceding commission revenue for the year ended December 31, 2012 increased by $5.5 million compared to 2011. The increase is attributable to the commission revenue earned on the previously mentioned homeowners and umbrella quota share treaties on the OBPL acquired business.

Net loss and loss adjustment expenses. For Personal Insurance, the net calendar year loss ratios were 70.6% and 63.0% for the years ended December 31, 2012 and 2011, respectively. The accident year loss ratios for the years ended December 31, 2012 and 2011 were 71.6% and 76.2%, respectively. Estimates of prior accident year loss and loss expenses decreased by $4.9 million for the year ended December 31, 2012.

For Tower personal lines, excluding the Reciprocal Exchanges, the net calendar year loss ratios were 72.5% and 67.2% for the years ended December 31, 2012 and 2011, respectively. The accident year loss ratios for the years ended December 31, 2012 and 2011 were 71.3% and 76.4%, respectively. There was a reserve increase of $4.0 million for the year ended December 31, 2012, and net favorable loss development of $29.1 million for the year ended December 31, 2011. For the year ended December 31, 2012, the Company recorded $237.8 million of incurred losses, with $42.8 million relating to Superstorm Sandy.

The Reciprocal Exchanges’ net calendar year loss ratios were 66.7% and 55.8% for the years ended December 31, 2012 and 2011, respectively. The accident year loss ratios for the years ended December 31, 2012 and 2011 were 72.2% and 76.0%, respectively. Estimates of prior accident year loss and loss adjustment expenses decreased by $8.9 million for the year ended December 31, 2012. For the year ended December 31, 2012, the Reciprocal Exchanges recorded $9.0 million of losses relating to Superstorm Sandy.

Underwriting expenses. Underwriting expenses, which include direct commissions and other underwriting expenses, increased by $9.8 million, or 4.5% for the year ended December 31, 2012 as compared to the prior year. The net underwriting expense ratio increased 1.3 percentage points from 2011 to 2012.

The gross underwriting expense ratio for the year ended December 31, 2012 was 35.6% compared to 33.6% in 2011. The commission portion of the gross underwriting expense ratio, which is expressed as a percentage of gross premiums earned, was 17.9% for the year ended December 31, 2012 compared to 16.6% for the prior year. The increase in the commission ratio was due to the growth in OBPL business which carries a slightly higher commission rate than the traditional Tower business.

The OUE ratio, including BB&T, was 17.7% for the year ended December 31, 2012 compared 15.6% for 2011.

Underwriting profit and combined ratio. Underwriting profit decreased $44.4 million and the net combined ratio increased 8.9 percentage points for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in the combined ratio for the twelve months ended December 31, 2012 resulted primarily from Superstorm Sandy losses in the fourth quarter of 2012. Such losses aggregated $42.8 million and increased the calendar year loss ratio by 12.8 points. These losses were partially offset by favorable prior year loss development of $4.9 million in 2012. For the year ended December 31, 2011, the Company also recorded catastrophe and other severe storm losses. In 2011, such losses aggregated $42.8 million and increased the calendar year loss ratio by 13.4 points. In addition, as discussed above, the expense ratio increased by 1.3 percentage points from 2011 to 2012.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate fair value and unrealized gains and losses by investment type as of December 31, 2013 and 2012:

	Cost or	Gross	Gross Unrealized Losses			% of
($ in thousands)	Amortized Cost	Unrealized Gains	Less than 12 Months	More than 12 Months	Fair Value	Fair Value
December 31, 2013
U.S. Treasury securities	$370,959	$729	$(7,726)	$-	$363,962	20.7%
U.S. Agency securities	110,362	1,420	(561)	-	111,221	6.3%
Municipal bonds	277,382	7,981	(5,056)	(1,201)	279,106	15.9%
Corporate and other bonds	512,444	19,424	(4,360)	(1,566)	525,942	30.0%
Commercial, residential and asset-backed securities	342,487	23,083	(1,644)	(1,462)	362,464	20.7%
Total fixed-maturity securities	1,613,634	52,637	(19,347)	(4,229)	1,642,695	93.6%
Equity securities	97,708	11,486	(2,313)	(251)	106,630	6.1%
Short-term investments	5,925	-	(28)	-	5,897	0.3%
Total, December 31, 2013	$1,717,267	$64,123	$(21,688)	$(4,480)	$1,755,222	100.0%
Tower	$1,465,039	$56,480	$(19,335)	$(2,034)	$1,500,150
Reciprocal Exchanges	252,228	7,643	(2,353)	(2,446)	255,072
Total, December 31, 2013	$1,717,267	$64,123	$(21,688)	$(4,480)	$1,755,222
December 31, 2012
U.S. Treasury securities	$183,462	$1,500	$(13)	$-	$184,949	7.4%
U.S. Agency securities	98,502	4,351	(76)	-	102,777	4.1%
Municipal bonds	633,373	52,914	(235)	(9)	686,043	27.5%
Corporate and other bonds	698,012	50,807	(1,954)	(200)	746,665	29.9%
Commercial, residential and asset-backed securities	576,837	47,891	(409)	(42)	624,277	25.0%
Total fixed-maturity securities	2,190,186	157,463	(2,687)	(251)	2,344,711	93.9%
Equity securities	149,348	1,683	(4,447)	(326)	146,258	5.9%
Short-term investments	4,749	1	-	-	4,750	0.2%
Total, December 31, 2012	$2,344,283	$159,147	$(7,134)	$(577)	$2,495,719	100.0%
Tower	$2,075,189	$141,614	$(6,732)	$(478)	$2,209,593
Reciprocal Exchanges	269,094	17,533	(402)	(99)	286,126
Total, December 31, 2012	$2,344,283	$159,147	$(7,134)	$(577)	$2,495,719

Other Invested Assets

The following table shows the composition of the other invested assets as of December 31, 2013 and 2012:

($ in thousands)	2013	2012
Limited partnerships, equity method	$46,521	$23,864
Real estate, amortized cost	6,054	7,422
Securities reported under the fair value option	43,580	25,000
Other	-	1,500
Total	$96,155	$57,786

Credit Rating of Fixed-Maturity Securities

The average credit rating of our fixed-maturity securities, using ratings assigned to securities by Standard & Poor’s, was A+ at December 31, 2013 and 2012. The following table shows the ratings distribution of our fixed-maturity portfolio:

	Tower		Reciprocal Exchanges
($ in thousands)	Fair Value	Percentage of Fair Value	Fair Value	Percentage of Fair Value
December 31, 2013
Rating
U.S. Treasury securities	$347,897	25.0%	$16,065	6.4%
AAA	100,429	7.2%	44,157	17.5%
AA	429,975	31.0%	32,617	12.8%
A	229,774	16.5%	75,911	30.1%
BBB	131,596	9.5%	51,028	20.2%
Below BBB	150,475	10.8%	32,771	13.0%
Total	$1,390,146	100.0%	$252,549	100.0%
December 31, 2012
Rating
U.S. Treasury securities	$159,457	7.7%	$25,494	9.1%
AAA	166,982	8.1%	43,114	15.4%
AA	897,692	43.5%	58,425	20.8%
A	383,957	18.6%	85,116	30.3%
BBB	214,024	10.4%	35,364	12.6%
Below BBB	242,036	11.7%	33,050	11.8%
Total	$2,064,148	100.0%	$280,563	100.0%

Fixed Maturity Investments—Time to Maturity

The following table shows the composition of our fixed maturity portfolio by remaining time to maturity at December 31, 2013 and 2012. For securities that are redeemable at the option of the issuer and have a market price that is greater than redemption value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than redemption value, the maturity used for the table below is the final maturity date:

	Tower		Reciprocal Exchanges		Total
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2013
Remaining Time to Maturity
Less than one year	$33,305	$33,727	$7,866	$8,021	$41,171	$41,748
One to five years	507,388	513,841	39,469	41,381	546,857	555,222
Five to ten years	459,070	459,251	82,003	81,515	541,073	540,766
More than 10 years	100,977	102,801	41,069	39,693	142,046	142,494
Mortgage and asset-backed securities	263,417	280,526	79,070	81,939	342,487	362,465
Total	$1,364,157	$1,390,146	$249,477	$252,549	$1,613,634	$1,642,695
December 31, 2012
Remaining Time to Maturity
Less than one year	$30,082	$30,614	$2,678	$2,715	$32,760	$33,329
One to five years	489,939	510,523	45,576	47,275	535,515	557,798
Five to ten years	564,556	607,711	76,480	80,009	641,036	687,720
More than 10 years	346,410	379,045	57,628	62,542	404,038	441,587
Mortgage and asset-backed securities	495,249	536,255	81,588	88,022	576,837	624,277
Total	$1,926,236	$2,064,148	$263,950	$280,563	$2,190,186	$2,344,711

Municipal Bonds

As of December 31, 2013, our municipal bonds consisted of state general obligations, municipal general obligations and special revenue bonds. Municipal bonds by state at December 31, 2013 are as follows:

	State General		Municipal General		Special
	Obligations		Obligations		Revenue Bonds		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Texas	$4,364	$4,606	$499	$542	$30,744	$31,726	$35,607	$36,874
New York	4,551	4,551	9,248	9,256	17,271	17,343	31,070	31,150
California	12,583	13,256	14,310	13,294	2,772	2,806	29,665	29,356
New Jersey	-	-	6,938	6,663	7,645	8,136	14,583	14,799
Arizona	4,155	4,400	286	319	8,772	9,184	13,213	13,903
Wisconsin	10,182	10,063	1,427	1,488	250	252	11,859	11,803
Florida	-	-	-	-	10,961	11,594	10,961	11,594
Washington	7,992	7,658	780	850	1,756	1,748	10,528	10,256
Colorado	2,901	3,029	1,810	1,885	4,517	4,445	9,228	9,359
Indiana	-	-	-	-	8,251	8,726	8,251	8,726
Massachusetts	-	-	-	-	8,842	8,656	8,842	8,656
Other	29,040	29,396	33,053	31,245	31,482	31,989	93,575	92,630
Total	$75,768	$76,959	$68,351	$65,542	$133,263	$136,605	$277,382	$279,106

No one jurisdiction within “Other” in the table above exceeded 3% of the total fair value of municipal bonds. As of December 31, 2013, the special revenue bonds are supported primarily by water and sewer utilities, electric utilities, college revenues and highway tolls.

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

As of December 31, 2013, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.

Our process to validate the market prices obtained from the outside pricing sources includes, but is not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. We also periodically perform testing of the market to determine trading activity, or lack of trading activity, as well as market prices. Several securities sold during the year were “back-tested” (i.e., the sales price is compared to the previous month end reported market price to determine reasonableness of the reported market price).

In certain instances, we deemed it necessary to utilize Level 3 pricing over prices available through pricing services used throughout 2013 and 2012. The ability to observe stable prices and inputs may be reduced for highly-customized an illiquid instruments as currently is the case for certain non-agency residential and commercial mortgage-backed securities and asset-backed securities.

At December 31, 2013, securities with a fair value of $43.6 million included in other invested assets and 1 private convertible bond with a fair value of $3.4 million included in fixed maturity investments were priced in Level 3.

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

“Note 6 – Fair Value Measurements” to the consolidated financial statements provides a description of the valuation methodology utilized to value Level 3 assets, how the valuation methodology is validated and an analysis of the change in fair value of Level 3 assets. As of December 31, 2013, the fair value of Tower Level 3 assets as a percentage of Tower’s total assets carried at fair value was as follows (the Reciprocal Exchanges had no Level 3 assets):

($ in thousands)	Assets Carried at Fair Value at December 31, 2013	Fair Value of Level 3 Assets	Level 3 Assets as a Percentage of Total Assets Carried at Fair Value
Fixed-maturity investments	$1,642,695	$3,426	0.2%
Equity investments	106,630	-	0%
Short-term investments	5,897	-	0%
Total investments available for sale	$1,755,222	$3,426	0.2%
Other invested assets	43,580	43,580	100%
Cash and cash equivalents	293,898	-	0%
Other Assets	9,343	9,343	100%
Total	$2,102,043	$56,349	2.7%

(1) $43.6 million of the $95.8 million Other invested assets reported on the consolidated balance sheet at December 31, 2013 is reported at fair value. The remaining $52.2 million of Other invested assets is reported under the equity method of accounting or at amortized cost.

Unrealized Losses

The fair value of our fixed maturity portfolio is directly affected by changes in interest rates and credit spreads. We regularly review both our fixed-maturity and equity portfolios to evaluate the necessity of recording impairment losses for other-than temporary declines in the fair value of investments.

For those fixed-maturity investments deemed not to be in an OTTI position, we believe that the gross unrealized investment loss was primarily caused by a spread widening in the capital markets. We expect cash flows from operations and investment maturities to be sufficient to meet our liquidity requirements and, therefore, we do not intend to sell these fixed maturity securities and we do not believe that we will be required to sell these securities before recovering their cost basis. For equity securities not considered OTTI, we believe we have the ability to hold these investments until a recovery of fair value to our cost basis. A substantial portion of the unrealized loss relating to the mortgage-backed securities is the result of a spread widening in the market that we believe to be temporary.

The following table presents information regarding our invested assets that were in an unrealized loss position at December 31, 2013 and 2012 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Aggregate	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Fair Value	Losses
December 31, 2013
U.S. Treasury securities	$273,217	$(7,726)	$-	$-	$273,217	$(7,726)
U.S. Agency securities	51,808	(561)	-	-	51,808	(561)
Municipal bonds	109,345	(5,056)	4,268	(1,201)	113,613	(6,257)
Corporate and other bonds
Finance	37,811	(1,005)	335	(23)	38,146	(1,028)
Industrial	124,869	(2,550)	10,023	(458)	134,892	(3,008)
Utilities	27,698	(805)	7,292	(1,085)	34,990	(1,890)
Commercial mortgage-backed securities	26,469	(597)	20,397	(1,157)	46,866	(1,754)
Residential mortgage-backed securities
Agency backed	37,660	(925)	5,166	(293)	42,826	(1,218)
Non-agency backed	1,027	(19)	182	(12)	1,209	(31)
Asset-backed securities	32,461	(103)	-	-	32,461	(103)
Total fixed-maturity securities	722,365	(19,347)	47,663	(4,229)	770,028	(23,576)
Preferred stocks	10,538	(2,285)	6,154	(251)	16,692	(2,536)
Common stocks	7,125	(28)	-	-	7,125	(28)
Short-term investments	3,897	(28)	-	-	3,897	(28)
Total, December 31, 2013	$743,925	$(21,688)	$53,817	$(4,480)	$797,742	$(26,168)
Tower	$663,127	$(19,335)	$23,096	$(2,034)	$686,223	$(21,369)
Reciprocal Exchanges	80,798	(2,353)	30,721	(2,446)	111,519	(4,799)
Total, December 31, 2013	$743,925	$(21,688)	$53,817	$(4,480)	$797,742	$(26,168)

December 31, 2012
U.S. Treasury securities	$44,347	$(13)	$-	$-	$44,347	$(13)
U.S. Agency securities	22,345	(76)	-	-	22,345	(76)
Municipal bonds	21,532	(235)	251	(9)	21,783	(244)
Corporate and other bonds
Finance	16,853	(1,095)		-	16,853	(1,095)
Industrial	53,576	(667)	4,188	(201)	57,764	(868)
Utilities	20,143	(191)	7	-	20,150	(191)
Commercial mortgage-backed securities	23,223	(141)	95	-	23,318	(141)
Residential mortgage-backed securities
Agency backed	59,009	(261)	25	(1)	59,034	(262)
Non-agency backed	815	(6)	588	(28)	1,403	(34)
Asset-backed securities	1,499	(2)	4,232	(12)	5,731	(14)
Total fixed-maturity securities	263,342	(2,687)	9,386	(251)	272,728	(2,938)
Preferred stocks	9,716	(155)	5,724	(326)	15,440	(481)
Common stocks	55,560	(4,292)	-	-	55,560	(4,292)
Total, December 31, 2012	$328,618	$(7,134)	$15,110	$(577)	$343,728	$(7,711)
Tower	$270,609	$(6,732)	$13,338	$(478)	$283,947	$(7,210)
Reciprocal Exchanges	58,009	(402)	1,772	(99)	59,781	(501)
Total, December 31, 2012	$328,618	$(7,134)	$15,110	$(577)	$343,728	$(7,711)
At December 31, 2013, the investments in an unrealized loss position for twelve months or greater were primarily in our corporate industrial bonds and preferred stocks.

The following table stratifies the gross unrealized losses in the portfolio at December 31, 2013, by duration in a loss position and magnitude of the loss as a percentage of the cost or amortized cost of the security:

		Total Gross	Decline of Investment Value
	Fair	Unrealized	>15%	>25%	>50%
($ in thousands)	Value	Losses	Amount	Amount	Amount
Unrealized loss for less than 6 months	$369,429	$(2,699)	$-	$-	$-
Unrealized loss for over 6 months	382,740	(19,498)	(2,308)	-	-
Unrealized loss for over 12 months	38,566	(3,703)	-	(891)	-
Unrealized loss for over 18 months	1,472	(32)	-	-	-
Unrealized loss for over 2 years	5,535	(236)	-	-	-
Total unrealized loss	$797,742	$(26,168)	$(2,308)	$(891)	$-
Tower	$686,223	$(21,369)	$(2,079)	$(567)	$-
Reciprocal Exchanges	111,519	(4,799)	(229)	(324)	-
Total unrealized loss	$797,742	$(26,168)	$(2,308)	$(891)	$-

The following table shows the number of securities, fair value, unrealized loss amount and percentage below amortized cost and the ratio of fair value by security rating as of December 31, 2013:

		Unrealized Loss
			Percent of	Fair Value by Security Rating
	Fair		Amortized					BB or
($ in thousands)	Value	Amount	Cost	AAA	AA	A	BBB	Lower
U.S. Treasury securities	$273,217	$(7,726)	-3%	0%	100%	0%	0%	0%
U.S. Agency securities	51,808	(561)	-1%	0%	100%	0%	0%	0%
Municipal bonds	113,613	(6,257)	-5%	7%	68%	24%	1%	0%
Corporate and other bonds	208,028	(5,926)	-3%	0%	9%	42%	30%	19%
Commercial mortgage-backed securities	46,866	(1,754)	-4%	55%	6%	32%	7%	0%
Residential mortgage-backed securities	44,035	(1,249)	-3%	0%	97%	1%	0%	2%
Asset-backed securities	32,461	(103)	0%	88%	12%	0%	0%	0%
Equities	23,817	(2,564)	-14%	0%	0%	21%	76%	3%
Short-term investments	3,897	(28)	0%	0%	0%	0%	0%	100%

See “Note 5—Investments” in our consolidated financial statements for further information about impairment testing and other-than-temporary impairments.

Corporate and other bonds

The following tables show the fair value and unrealized loss by sector and credit quality rating of our corporate and other bonds in an unrealized loss position at December 31, 2013:

Fair Value	Rating
($ in thousands)	AAA	AA	A	BBB	BB or lower	Fair value
Sector
Industrial	$-	$12,758	$44,565	$48,786	$28,783	$134,892
Finance	-	1,451	21,778	8,974	5,943	38,146
Utilities	-	5,095	20,677	4,650	4,568	34,990
Total fair value	$-	$19,304	$87,020	$62,410	$39,294	$208,028
% of fair value	0%	9%	42%	30%	19%	100%

Unrealized Loss	Rating
($ in thousands)	AAA	AA	A	BBB	BB or lower	Unrealized Loss
Sector
Industrial	$-	$(193)	$(947)	$(1,020)	$(848)	$(3,008)
Finance	-	(91)	(700)	(194)	(43)	(1,028)
Utilities	-	(109)	(908)	(714)	(159)	(1,890)
Total unrealized loss	$-	$(393)	$(2,555)	$(1,928)	$(1,050)	$(5,926)
% of book value	0%	(20%)	(120%)	(90%)	(50%)	(280%)

The majority of our corporate bonds that are in an unrealized loss position are rated below AA. Based on our analysis of these securities and current market conditions, we expect price recovery on these over time, and we have determined that these securities are not other than temporarily impaired as of December 31, 2013.

Total securitized assets

The following tables show the fair value and unrealized loss by credit quality rating and deal origination year of our commercial mortgage-backed, non-agency residential mortgage-backed and asset-backed securities in an unrealized loss position at December 31, 2013:

Fair Value
	Rating
($ in thousands)					BB or	Fair
Deal Origination Year	AAA	AA	A	BBB	Lower	Value
2002 - 2005	$-	$-	$409	$-	$182	$591
2006 - 2008	9,871	-	5,657	-	618	16,146
2009 - 2010	4,057	-	-	-	-	4,057
2011	5,898	-	978	-	-	6,876
2012	4,869	3,993	6,466	3,172	-	18,500
2013	29,628	2,915	1,823	-	-	34,366
Total fair value	$54,323	$6,908	$15,333	$3,172	$800	$80,536
% of fair value	67%	9%	19%	4%	1%	100%

Unrealized losses
	Rating
($ in thousands)					BB or	Unrealized
Deal Origination Year	AAA	AA	A	BBB	Lower	Loss
2002 - 2005	$-	$-	$(5)	$-	$(12)	$(17)
2006 - 2008	(78)	-	(98)	-	(13)	(189)
2009 - 2010	(12)	-	-	-	-	(12)
2011	(435)	-	(7)	-	-	(442)
2012	(73)	(7)	(426)	(287)	-	(793)
2013	(170)	(78)	(187)	-	-	(435)
Total unrealized loss	$(768)	$(85)	$(723)	$(287)	$(25)	$(1,888)
% of book value	(1%)	(0%)	(1%)	(0%)	(0%)	(2%)

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Year Ended December 31,
($ in thousands)	2013	2012	2011
Cash provided by (used in):
Operating activities	$(350,043)	$109,333	$82,754
Investing activities	701,306	(100,654)	(111,947)
Financing activities	(141,165)	(31,980)	(3,927)
Net increase (decrease) in cash and cash equivalents	210,098	(23,301)	(33,120)
Cash and cash equivalents, beginning of year	83,800	107,101	140,221
Cash and cash equivalents, end of period	$293,898	$83,800	$107,101

Comparison of Years Ended December 31, 2013 and 2012

For the year ended December 31, 2013, net cash used in operating activities was $350.0 million compared to cash provided by operations of $109.3 million in 2012. This decrease in operating cash flow is largely due to higher ceded premiums in 2013 as compared to 2012. The Company had the following new treaties in 2013 as compared to 2012: (i) $283 million of cash payments made to Southport Re pursuant to the Southport Re Quota Share and Southport Re ADC reinsurance agreements (these treaties were terminated in February 2014, at which time this cash was returned to Tower); (ii) $28 million of cash payments made to other reinsurers pursuant to reinsurance agreements executed in the third and fourth quarters of 2013; and (iii) an increase in loss payments in 2013 associated with Superstorm Sandy, a fourth quarter 2012 event.

Net cash flows provided by investing activities were $701.3 million for the year ended December 31, 2013 compared to net cash flows used in investing activities of $100.7 million for the year ended December 31, 2012. The change in investing cash flows is attributed to the following items: (i) cash from investing activities increased $133.3 million on March 13, 2013 relating to the Canopius Merger Transaction; (ii) in 2013 the Company increased its sale of investment securities to fund the settlement of loss and LAE claims attributable to Superstorm Sandy; (iii) the Company sold securities in the third and fourth quarter of 2013 to generate cash which was paid to reinsurers pursuant to the third and fourth quarter reinsurance agreements; (iv) a $70 million cash inflow for the sale of Tower’s 10.7% investment in Canopius Group in 2013 (Tower had a cash outflow of $75 million in 2012 relating to its acquisition of the Canopius Group investment); and (v) an increase of $97.6 million for the Company’s restricted cash balances relating primarily to “Funds at Lloyd’s” collateral balances for its assumed reinsurance programs.

The net cash flows used in financing activities for the year ended December 31, 2013 are primarily the result of the settlement of the Company’s credit facility for $70 million. In addition, the Company paid dividends of $26 million in 2013. In 2012, the Company had uses of cash for the repurchase of common stock and dividend payments of $21.0 million and $29.1 million, respectively, offset by net cash inflows of $20 million from a drawdown on our credit facility.

Comparison of Years Ended December 31, 2012 and 2011

For the year ended December 31, 2012, net cash provided by operating activities was $109.3 million as compared to $82.8 million for 2011. The increase in operating cash flow in 2012 primarily resulted from the increase in written premiums in 2012. In addition, in the fourth quarter of 2011, Tower’s paid claims increased as a result of Hurricane Irene. In 2012, while Superstorm Sandy increased incurred losses in the fourth quarter of 2012, the majority of claims were paid in 2013.

Net cash flows used in investing activities were $100.7 million for the year ended December 31, 2012 compared to $111.9 million used for the year ended December 31, 2011. The year ended December 31, 2012 and 2011 included an increase to fixed assets of $19.5 million and $53.6 million, respectively, primarily related to the build out of new systems. The remaining cash flows in 2011 relates to the Company’s purchases and sales of fixed-maturity and equity investments. The remaining net cash outflows in 2012 relate primarily to the Company’s $71.5 million investment in Canopius Group and a $35.0 million increase in restricted cash collateral posted for assumed reinsurance business with Lloyd’s of London offset by securities sales to generate cash to pay Superstorm Sandy claims.

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

Cash flow needs at the holding company level are primarily for dividends to our shareholders, interest and principal payments on our outstanding debt and payments under the credit facility.

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

Tower has in place several intercompany reinsurance transactions between its U.S. based insurance subsidiaries and its Bermuda based insurance subsidiaries. The U.S. based insurance subsidiaries have historically reinsured on a quota share basis obligations to CastlePoint Reinsurance Company (“CastlePoint Re”), one of its Bermuda based insurance subsidiaries. The 2013 obligations that CastlePoint Re assumes from the U.S. based insurance subsidiaries are then retroceded to TRL, Tower’s other Bermuda based insurance subsidiary. In addition, CastlePoint Re also entered into a loss portfolio transaction with TRL where its reserves associated with the U.S. insurance subsidiary business for underwriting years prior to 2013 were all transferred to TRL. CastlePoint Re is required to collateralize $648.9 million of its assumed reserves in a reinsurance trust for the benefit of TICNY, the lead pool company of the U.S. insurance companies. On February 5, 2014, the BMA approved the transfer of $167.3 million in unencumbered liquid assets from TRL to CastlePoint Re, allowing CastlePoint Re to increase the funding in the reinsurance trust for the benefit of TICNY. The New York State Department of Financial Services (the “NYDFS”) has confirmed this will be acceptable for the purpose of admitted surplus and capital on TICNY’s 2013 statutory basis financial statements. For the 2013 statutory basis financial statements, CastlePoint Re reported $581.7 million in its reinsurance trust.

Based on RBC calculations as of December 31, 2013, six of Tower’s ten U.S. based insurance subsidiaries have capital and surplus below Company Action Level and do not meet the minimum capital and surplus requirements of their respective state regulators. As a result, management has discussed the ACP Re Merger Agreement and the Cut- Through Reinsurance Agreement and provided its 2014 RBC forecasts to the regulators to document the Company’s business plan to bring two of these U.S based insurance subsidiaries’ capital and surplus levels above Company Action Level.

As a result of the recognition of the ceding commission relating to the Cut-Through Reinsurance Agreements executed with AmTrust and NGHC in January 2014, the U.S. based insurance subsidiaries’ capital and surplus will increase significantly from December 31, 2013 to January 1, 2014, as the U.S. based subsidiaries will transfer a significant portion of their commercial lines unearned premium to a subsidiary of AmTrust and all of their personal lines unearned premiums to a subsidiary of NGHC. Accordingly, as of January 1, 2014, the effect of the Cut-Through Reinsurance Agreements increased the surplus of two of the U.S. based insurance subsidiaries such that their capital and surplus levels exceeded Company Action Level.

In 2013, the NYDFS issued orders for seven of Tower’s insurance subsidiaries, subjecting them to heightened regulatory oversight, which includes providing the NYDFS with increased information with respect to the insurance subsidiaries’ business, operations and financial condition. In addition, the NYDFS has placed limitations on payments and transactions outside the ordinary course of business and material changes in the insurance subsidiaries’ management and related matters. Tower’s management and Board of Directors have held discussions with the NYDFS, and Tower has been complying with the orders and oversight.

On April 21, 2014, the NYDFS issued additional orders for two of Tower’s insurance subsidiaries instructing them to provide plans to address weaknesses in such insurance subsidiaries’ risk based capital levels as shown in their statutory annual financial statements, and imposing further enhanced reporting and prior approval requirements and limitations on writings of new business. On the same date, the NYDFS issued a letter pertaining to one of Tower’s insurance subsidiaries requiring the submission of a plan to address weaknesses in risk based capital levels.

The Massachusetts Division of Insurance (“MDOI”) and Tower management have agreed to certain restrictions on the operations of Tower’s two Massachusetts domiciled insurance subsidiaries. Tower management has agreed to cause these subsidiaries to provide the MDOI with increased information with respect to their business, operations and financial condition, as well as limitations on payments and transactions outside the ordinary course of business and material changes in their management and related matters.

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

On April 11, 2014, the New Jersey Department of Banking and Insurance imposed an enhanced reporting requirement on the intercompany transactions involving Tower’s two New Jersey domiciled insurance subsidiaries and Tower’s New Jersey managed insurer. Such companies are now required to submit for prior approval any transactions with affiliates, even transactions that would otherwise not be reportable under the applicable holding company act.

As of December 31, 2013, TRL and CastlePoint Re had capital and surplus that did not meet the minimum solvency requirements of the BMA. Management has discussed the ACP Re Merger Agreement and provided 2014 solvency forecasts to the BMA.

The BMA has issued directives for TRL and CastlePoint Re, subjecting them to heightened regulatory oversight and requiring BMA approval before certain transactions can be executed. Tower has been complying with the directives issued by the BMA.

Other significant events

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

Management expects these rating actions, in combination with other items that have impacted the Company in 2013, to result in a significant decrease in the amount of premiums the insurance subsidiaries are able to write. Direct written premiums were $1,606.2 million for the twelve months ended December 31, 2013. Business written through certain program underwriting agents requires an A.M. Best rating of A- or greater.

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

TGI was the obligor under the bank credit facility and is the obligor under the $150 million Convertible Senior Notes (“Notes”) due September 15, 2014. The indebtedness of TGI was (and the Notes are) guaranteed by Tower Group International, Ltd. (“TGIL”) and for purposes of the credit facility was also guaranteed by several of TGIL’s non-insurance subsidiaries.

On December 13, 2013, TGI closed a sale to an investment fund managed by Bregal Capital LLP (Bregal) of all of the shares of the capital stock of Canopius Group owned by TGI. The initial purchase price for the Canopius shares was $69.7 million (£42.5 million), which has been paid in full to TGI. In addition, it was agreed that if a legally binding contract for the sale or other transfer of shares representing a majority of the voting power of Canopius Group is entered into within six months after the date of TGI’s stock purchase agreement with Bregal, a further cash payment would be made by Bregal to TGI. This additional cash payment would be equivalent to the excess, if any, of (1) one-third of the difference between the amount in British pound sterling paid for the shares previously owned by TGI in such sale and £40.6 million (plus TGI’s share of expenses of such sale), minus (2) £1.95 million. TGI purchased its 10.7% equity stake in Canopius Group in August 2012 for $71.5 million. On December 18, 2013, NKSJ Holdings announced that it had entered into an agreement, through its insurance subsidiary Sompo Japan Insurance Inc. to purchase 100% of the shares of Canopius Group.

Using primarily proceeds from the sale, Tower’s wholly-owned subsidiary, Tower Group, Inc., has paid in full the $70.0 million outstanding on its credit facility led by Bank of America, N.A., and the credit facility has been terminated as of December 13, 2013.

The Company’s plan to repay the Notes is related to the closing of the ACP Re Merger Agreement with ACP Re. In the event that the ACP Re Merger Agreement does not close, the Company would evaluate a combination of using proceeds from the sale of assets held at TGI, including but not limited to, renewal rights on its commercial and personal lines of business and certain of its insurance companies to pay down the principal of the Notes. The Company can provide no assurance that it will be successful in finalizing the liquidation of the assets held at TGI or selling certain of its operating assets to satisfy repayment of the Notes.

As of December 31, 2013, there were $235.1 million of subordinated debentures outstanding. The subordinated debentures do not have financial covenants that would cause an acceleration of their stated maturities. The earliest stated maturity date is on a $10 million debenture, with a stated maturity in May 2033. The Company has the ability to defer interest payments on its subordinated debentures for up to twenty quarters.

The merger with ACP Re is expected to close in the summer of 2014, and there are contractual termination rights available to each of Tower and ACP Re under various circumstances. There can be no assurance that the merger will close, or that it will close under the same terms and conditions contained in the ACP Re Merger Agreement. There can be no guarantee that the Company will be able to remedy current statutory capital deficiencies in certain of its insurance subsidiaries or maintain adequate levels of statutory capital in the future.

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

Book Value per Common Share

Book value per common share represents Tower Group International, Ltd. shareholders’ equity divided by the number of common shares outstanding. Book value per common share is impacted by, among other factors, our underwriting results, investment returns and share repurchase activity, which has an accretive or dilutive impact on book value per common share depending on the purchase price. (Historical share counts prior to March 13, 2013 have been adjusted for 1.1330 share conversion ratio, as discussed more fully in “Note 3 – Canopius Merger Transaction”.) The decline in book value per common share from December 31, 2012 to December 31, 2013 is primarily a result of the significant loss reserve development, the goodwill and fixed assets impairment charges recorded in the second and third quarters of 2013, and, to a lesser extent, to an immediate reduction from the sale of common stock to third-party investors in connection with the Canopius Merger Transaction. In addition, the decline in the fair value of the Company’s investment portfolio due to changes in interest rates had an unfavorable impact on book value per common share.

	December 31,	December 31,
(in thousands, except per share data)	2013	2012
Calculation of book value per common share:
Tower Group International, Ltd. shareholders’ equity	$95,551	$950,058
Common shares outstanding	57,382	43,514
Book value per common share	$1.67	$21.83

Commitments

The following table summarizes information about contractual obligations and commercial commitments. The minimum payments under these agreements as of December 31, 2013 were as follows:

	Payments due by period
($ in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Subordinated Debentures	$235.1	$-	$-	$-	$235.1
Interest on subordinated debentures and interest rate swaps	198.0	8.9	17.7	17.7	153.7
Convertible senior notes	150.0	150.0	-	-	-
Interest on convertible senior notes	7.5	7.5	-	-	-
Operating lease obligations	76.1	10.5	20.8	18.0	26.8
Capital lease obligation	33.2	12.6	18.2	2.4	-
Gross loss reserves	2,081.3	761.4	1,064.7	202.3	52.9
Limited partnership funding commitments	45.3	35.0	10.3	-	-
Total contractual obligations	$2,826.5	$985.9	$1,131.7	$240.4	$468.5

At various times we have issued trust preferred securities through wholly-owned Delaware statutory business trusts. The trusts used the proceeds of the sale of the trust preferred securities to third-party investors and common trust securities to Tower to purchase junior subordinated debentures from the Company. The terms of the junior subordinated debentures match the terms of the trust preferred securities. Interest on the junior subordinated debentures and the trust preferred securities is payable quarterly. In some cases, the interest rate is fixed for an initial period of five years after issuance and then floats with changes in the London Interbank Offered Rate (“LIBOR”). In other cases the interest rate floats with LIBOR without any initial fixed-rate period. See “Note 13 – Debt” for the principal terms of the subordinated debentures.

We do not consolidate the statutory business trusts for which we hold 100% of the common trust securities because we are not the primary beneficiary of the trusts. Our $7.1 million investment in the common trust securities of the statutory business trusts is reported in Other Assets. We report as a liability the outstanding subordinated debentures issued to the statutory business trusts.

Under the terms for all of the subordinated debentures, an event of default may occur upon:

•	non-payment of interest on the subordinated debentures, unless such non-payment is due to a valid extension of an interest payment period;

•	non-payment of all or any part of the principal of the subordinated debentures;

•	our failure to comply with the covenants or other provisions of the indentures or the subordinated debentures; or

•	bankruptcy or liquidation of us or the trusts.

If an event of default occurs and is continuing, the entire principal and the interest accrued on the affected subordinated debentures and junior subordinated debentures may be declared to be due and payable immediately.

Pursuant to the terms of our subordinated debentures, we and our subsidiaries cannot declare or pay any dividends if we are in default or have elected to defer payments of interest on the subordinated debentures.

In October 2010, TGI effected interest rate swap contracts with $190 million notional on the subordinated debentures. Certain of these subordinated debentures are currently paying a variable interest rate and other subordinated debentures will convert to variable rates over the next year. The interest rate swaps will fix the variable interest payments on the subordinated debentures to rates from 5.1% to 5.9%. The interest rate swaps mature in 2015.

In September 2010, TGI issued $150 million principal amount of 5.0% convertible senior notes (the “Notes”) due September 15, 2014. Interest is being paid semi-annually commencing March 2011. Holders may convert their Notes into cash or common shares, at TGI’s option, at any time on or after March 15, 2014 or earlier under certain circumstances determined by: (i) the market price of the Company’s stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate transactions. Upon conversion, TGI intends to settle its obligation either entirely or partially in cash. The conversion rate was adjusted quarterly while the Company was paying its quarterly dividends. At December 31, 2013 the conversion rate is 41.4269 shares of common stock per $1,000 principal amount of the Notes (equivalent to a conversion price of $24.14 per share), subject to further adjustment upon the occurrence of certain events, including future dividend payments. Additionally, in the event of a fundamental change, the holders may require TGI to repurchase the Notes for a cash price equal to 100% of the principal plus any accrued and unpaid interest.

In May 2010, the Company entered into a $125.0 million credit facility agreement. The credit facility was a revolving credit facility with a letter of credit sublimit of $25.0 million. The credit facility was being used for general corporate purposes. The Company had the option to request that the facility be increased by an amount not to exceed $50.0 million. On February 15, 2012, the Company amended its $125.0 million credit facility by increasing borrowing capacity up to $150 million, extending the maturity out to February 2016, and resetting borrowing fees to more favorable current market terms. The Company had $70.0 million outstanding under the credit facility as of December 31, 2012. On November 26, 2012, the Company further amended its credit facility whereby the lenders provided consent to the proposed merger of TGI with a subsidiary of Canopius Holdings Bermuda Limited. The second amendment also increased the Company’s maximum revolving commitment by $70 million to $220 million upon the effectiveness of the Merger and the satisfaction of certain other conditions set forth in the Second Amendment. On October 11, 2013, the Company amended its credit facility to reduce its capacity from $220 million to $70 million and change its maturity date to May 30, 2014.

On December 13, 2013, TGI paid in full the $70.0 million outstanding on the bank credit facility and the bank credit facility has been terminated. The $70.0 million was provided, primarily, from the sale of Tower’s 10.7% ownership in Canopius Group on December 13, 2013.

The gross loss reserve payments due by period in the table above are based upon the loss and loss expense reserves estimates as of December 31, 2013 and actuarial estimates of expected payout patterns by line of business. As a result, our calculation of loss reserve payments due by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. The projected gross loss payments presented do not include the estimated amounts recoverable from reinsurers that amounted to $570.9 million, which are estimated to be recovered as follows: less than one year, $237.7 million; one to three years, $300 million; four to five years, $26.4 million; and after five years, $6.9 million. The interest on the subordinated debentures is calculated using interest rates in effect at December 31, 2013 for variable rate debentures.

For a discussion of our loss and LAE reserving process, see “Critical Accounting Policies—Loss and LAE Reserves.” Actual payments of losses and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss reserves vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors-Risks Related to Our Business - If our actual loss and loss adjustment expense reserves exceed our loss and loss adjustment expense reserves, our financial condition and results of operations could be significantly adversely affected,” for a discussion of the uncertainties associated with estimating loss and LAE expense reserves. The estimated ceded reserves recoverable referred to above also assumes timely reimbursement from our reinsurers. If our reinsurers do not meet their contractual obligations on a timely basis, the payment assumptions presented above could vary materially.

Capital

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At December 31, 2013 and 2012, our capital resources were as follows:

	December 31,
($ in thousands)	2013	2012
Outstanding under credit facility	$-	$70,000
Subordinated debentures	235,058	235,058
Convertible Senior Notes	147,712	144,673
Tower Group International, Ltd. shareholders’ equity	95,551	950,058
Total capitalization	$478,321	$1,399,789
Ratio of debt to total capitalization	80.0%	32.1%

The Company’s total capitalization declined $921.5 million, or 65.8%, from December 31, 2012 to December 31, 2013. This decline is primarily a result of the significant loss reserve development and the goodwill and fixed asset impairment charges recorded in the second and third quarters of 2013 offset by the sale of common stock to third-party investors in connection with the Canopius Merger Transaction. As a consequence, the Company’s ratings have been downgraded by the rating agencies, Tower has seen a significant decline in its production of new and renewal business and various state insurance departments have placed limitations on the activities of the subsidiary insurance companies. See Loss Reserve Increase, Goodwill impairment and deferred tax valuation allowance discussion in the Overview Section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further detail.

The Company has entered into the ACP Re Merger Agreement to address the reduction in capital. In the event that the ACP Re Merger Agreement does not close, Tower’s production of new and renewal business will continue to be unfavorably impacted. See “Proposed Merger with ACP Re” discussion in the Overview section of “Item 1. Business” for further detail.

The Company had $70 million outstanding as of December 31, 2012 under the credit facility. The Company was in compliance with all covenants contained in the credit facility as of December 31, 2012. On December 13, 2013, TGI paid in full the $70.0 million outstanding on the bank credit facility and the bank credit facility was terminated.

The Company’s plan to repay TGI’s $150 million Convertible Senior Notes (due September 2014) is also related to the closing of the ACP Re Merger Agreement with ACP Re. In the event that the ACP Re Merger Agreement does not close, the Company would evaluate a combination of using proceeds from the sale of assets held at TGI, including but not limited to, renewal rights on its commercial and personal line of business and certain of its insurance companies to pay down the principal of the Notes. The Company can provide no assurance that it will be successful in finalizing the liquidation of the assets held at TGI or selling certain of its operating assets to satisfy repayment of the Notes.

As discussed above in “Liquidity and Capital Resources, Insurance Subsidiaries,” the insurance subsidiaries capital and surplus levels are below Company Action Level at December 31, 2013. There are no guarantees the Company will be able to remedy the capital and surplus deficiencies in certain of these insurance subsidiaries or maintain adequate levels of capital in the future.

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

Substantial future increases in inflation could also result in future increases in interest rates, which in turn are likely to result in a decline in the market value of the investment portfolio and cause unrealized losses or reductions in shareholders’ equity.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities, although conditions affecting particular asset classes (such as conditions in the commercial and housing markets that affect commercial and residential mortgage-backed securities) can also be significant sources of market risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The fair value of our fixed-maturity securities as of December 31, 2013 was $1.6 billion.

For fixed-maturity securities, short-term liquidity needs and potential liquidity needs for our business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates as discussed more fully below under sensitivity analysis.

As of December 31, 2013, we had a total of $235.1 million of outstanding floating rate subordinated debentures underlying our trust preferred securities issued by the statutory business trusts and carrying an interest rate that is determined by reference to market interest rates. In order to reduce the interest rate risk on the subordinated debentures, the Company entered into interest rate swap contracts with Keybank National Association that are designed to convert $190 million of these outstanding borrowings from their respective floating rates to fixed rates ranging from 5.1% to 5.9%. These swaps mature in 2015.

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

For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is generally less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2013.

The following table summarizes the estimated change in fair value on our fixed-maturity portfolio including preferred stocks and short-term investments based on specific changes in interest rates as of December 31, 2013:

Change in interest rate	Estimated Increase (Decrease) in Fair Value (in thousands)	Estimated Percentage Increase (Decrease) in Fair Value
300 basis point rise	$(198,554)	-12.0%
200 basis point rise	(136,745)	-8.2%
100 basis point rise	(70,449)	-4.2%
As of 12/31/13	-	0.0%
100 basis point decline	74,437	4.5%

The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $74.4 million or 4.5% based on a 100 basis point increase in interest rates as of December 31, 2013. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed-maturity investments.

Interest expense would also be affected by a hypothetical change in interest rates. As of December 31, 2013, the Company had $235.1 million of floating rate debt obligations, of which $190.0 million are hedged through our interest rate swaps. A 100 basis point increase in interest rates would increase annual interest expense by $0.5 million, a 200 basis point increase would increase interest expense by $0.9 million, and a 300 basis point increase would increase interest expense by $1.4 million on the $45.1 million of non-hedged floating rate debt obligations.

With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be an adjustment to amortization for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage-backed securities holdings had been purchased at significant discounts or premiums to par value. As of December 31, 2013, the par value of our residential mortgage-backed securities holdings was $105.4 million and the amortized cost of our residential mortgage-backed securities holdings was $93.9 million. This equates to an average price of 89.08% of par, thus an adjustment in accordance with this GAAP guidance would not have a significant effect on investment income.

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

The following table presents the top ten reinsurer groups by reinsurance recoverable and prepaid reinsurance balances at December 31, 2013 and 2012:

		Recoverable on
($ in millions)	A.M. Best Rating	Unpaid Losses	Paid Losses	Prepaid Reinsurance	Total (1)
December 31, 2013
Southport Re (Cayman) Ltd.	NR	$299,600	$48,369	$-	$347,969
Swiss Reinsurance America Corp.	A+	56,726	5,949	717	63,392
Ace Property & Casualty Ins Co	A++	8,958	2,028	45,449	56,435
Hannover Reins (Ireland) Ltd.	A+	20,408	1,381	32,884	54,673
Arch Reins Ltd.	A+	18,739	1,318	33,504	53,561
Endurance Reinsurance Corp of America	A	18,122	2,103	12,183	32,408
OneBeacon Insurance Co.	A	32,150	-	-	32,150
NationsBuilders Insurance Co.	NR	20,876	3,222	4,355	28,453
Lloyd’s Syndicates	A	7,373	2,082	10,627	20,082
Allianz Risk Transfer (Bermuda) Ltd.	A	16,123	1,676	1	17,800
Hannover Rueck SE (fka Hannover Ruck AG)	A+	13,612	97	3,726	17,435
Others		58,173	6,021	43,030	107,274
Total		$570,860	$74,296	$186,476	$831,632
December 31, 2012
Swiss Reinsurance America Corp.	A+	$79,021	$5,324	$103	$84,448
Lloyd’s Syndicates	A	47,335	1,100	8,785	57,220
Allianz Risk Transfer (Bermuda) Ltd.	A	38,837	1,037	1	39,875
OneBeacon Insurance Co.	A	37,803	-	-	37,803
Hannover Ruckversicherungs, AG	A+	21,920	473	3,662	26,055
Endurance Reinsurance Corp of America	A	15,269	1,235	9,121	25,625
Alterra Bermuda Ltd.	A	24,788	15	152	24,955
NationsBuilders Insurance Co.	NR	8,028	1,713	9,241	18,982
Tokio Millennium Re (UK) Ltd.	NR	9,407	1,379	8,156	18,942
Munich Reinsurance America Inc.	A+	15,002	594	-	15,596
Others		162,047	4,739	24,702	191,488
Total		$459,457	$17,609	$63,923	$540,989

(1) For the purposes of evaluating the recoverables in this table, the Company does not include the effect of Tower’s gross premium payable to each of the reinsurers. As of December 31, 2013, the gross premiums payable was $5.3 million.

The following collateral is available to the Company for amounts recoverable from reinsurers as of December 31, 2013 and 2012:

($ in thousands)	A.M. Best Rating	Regulation 114 Trust	Letters of Credit	Funds Held	Total
December 31, 2013
Southport Re (Cayman) Ltd.	NR	$214,024	$-	$118,657	$332,681
Hannover Reins (Ireland) Ltd.	A+	-	13,481	31,316	44,797
Swiss Reinsurance America Corp.	A+	-	-	33,834	33,834
NationsBuilders Insurance Co.	NR	3,937	-	22,679	26,616
Tokio Marine Global Ltd. (fka Tokio Millennium Re (UK) Ltd.)	NR	-	18,690	-	18,690
Markel Bermuda Ltd. (fka Alterra Ins. Ltd.)	A	12,766	3,358	22	16,146
Allianz Risk Transfer (Bermuda) Ltd.	A	-	4,311	11,278	15,589
Amlin AG	A	-	8,885	-	8,885
Arch Reins Ltd.	A+	-	7,660	-	7,660
Lion Insurance Company	A-	7,076	-	-	7,076
Others		11,192	13,138	4,373	28,703
Total		$248,995	$69,523	$222,159	$540,677
December 31, 2012
Swiss Reinsurance America Corp.	A+	$-	$-	$49,466	$49,466
Allianz Risk Transfer (Bermuda) Ltd.	A	-	3,257	26,489	29,746
Tokio Millennium Re (UK) Ltd.	-	-	18,690	-	18,690
Alterra Insurance Ltd.	A	12,853	3,608	-	16,461
NationsBuilders Insurance Co.	-	-	-	15,296	15,296
Amlin AG	A	-	10,462	-	10,462
Lion Insurance Company	-	7,644	-	-	7,644
Others		13,617	20,916	7,330	41,863
Total		$34,114	$56,933	$98,581	$189,628

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

Our interest rate swap contracts contain credit support annex provisions which require Keybank National Association to post collateral if the swap fair values exceed $5 million (asset position). As of December 31, 2013 and 2012, the swaps had a fair value of $6.1 million (liability position) and $9.0 million (liability position), respectively. As of December 31, 2013, $6.3 million collateral had been posted by Tower. As of December 31, 2012, $9.1 million collateral had been posted by Tower.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tower Group International, Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Tower Group International, Ltd. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because the following material weaknesses in internal control over financial reporting existed at that date. The Company did not maintain effective controls over (i) the monitoring of other control activities, (ii) the loss reserve estimation process, (iii) the premiums receivable account reconciliation, (iv) the impairment process of the long-lived tangible and intangible assets, (v) information technology general controls with respect to segregation of duties, restricted access to programs and data, and change management activities, (vi) the income tax valuation allowance estimation process and (vii) the period-end financial reporting process. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company experienced significant losses in 2013 that have resulted in regulatory capital deficiencies in several of its insurance subsidiaries and have negatively impacted the Company’s ability to repay its debt obligations due in September 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We do not express an opinion or any other form of assurance on management’s statement referring to (i) remediation steps to address material weaknesses and (ii) changes in internal control over financial reporting.

/s/ PricewaterhouseCoopers LLP

New York, New York

May 2, 2014

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Group International, Ltd.

Consolidated Balance Sheets

	December 31,
($ in thousands, except par value and share amounts)	2013	2012
Assets
Investments - Tower
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $1,364,157 and $1,926,236)	$1,390,146	$2,064,148
Equity securities (cost of $94,957 and $144,204)	104,107	140,695
Short-term investments (cost of $5,925 and $4,749)	5,897	4,750
Other invested assets	96,155	57,786
Investments - Reciprocal Exchanges
Available-for-sale investments, at fair value:
Fixed-maturity securities (amortized cost of $249,477 and $263,950)	252,549	280,563
Equity securities (cost of $2,751 and $5,144)	2,523	5,563
Total investments	1,851,377	2,553,505
Cash and cash equivalents (includes $5,684 and $9,782 relating to Reciprocal Exchanges)	293,898	83,800
Investment income receivable (includes $2,325 and $2,610 relating to Reciprocal Exchanges)	17,493	25,332
Investment in unconsolidated affiliate	-	71,894
Premiums receivable (includes $42,348 and $44,285 relating to Reciprocal Exchanges)	309,499	412,045
Reinsurance recoverable on paid losses (includes $1,989 and $682 relating to Reciprocal Exchanges)	68,963	17,609
Reinsurance recoverable on unpaid losses (includes $15,392 and $52,389 relating to Reciprocal Exchanges)	570,860	459,457
Prepaid reinsurance premiums (includes $22,226 and $17,803 relating to Reciprocal Exchanges)	186,476	63,923
Deferred acquisition costs, net (includes $9,611 and $11,364 relating to Reciprocal Exchanges)	95,096	181,198
Intangible assets (includes $6,337 and $6,854 relating to Reciprocal Exchanges)	79,936	106,768
Goodwill	-	241,458
Funds held by reinsured companies	98,816	137,545
Other assets (includes $1,395 and $1,559 relating to Reciprocal Exchanges)	383,131	357,981
Total assets	$3,955,545	$4,712,515
Liabilities
Loss and loss adjustment expenses (includes $107,315 and $135,791 relating to Reciprocal Exchanges)	$2,081,285	$1,895,679
Unearned premium (includes $106,067 and $103,216 relating to Reciprocal Exchanges)	763,112	921,271
Reinsurance balances payable (includes $4,872 and $6,979 relating to Reciprocal Exchanges)	89,820	41,312
Funds held under reinsurance agreements (includes $22 and $500 relating to Reciprocal Exchanges)	222,159	98,581
Other liabilities (includes $17,234 and $21,346 relating to Reciprocal Exchanges)	286,171	296,960
Deferred income taxes (includes $19,181 and $19,719 relating to Reciprocal Exchanges)	29,508	24,763
Debt	382,770	449,731
Total liabilities	3,854,825	3,728,297
Contingencies (Note 17)	-	-
Shareholders’ equity
Common stock ($0.01 par value; 150,000,000 shares authorized, 57,437,157 and 53,048,011 shares issued, and 57,381,686 and 43,513,678 shares outstanding)	574	530
Treasury stock (55,471 and 9,534,333 shares)	(39)	(181,435)
Paid-in-capital	815,119	780,036
Accumulated other comprehensive income	(19,507)	82,756
Retained earnings (accumulated deficit)	(700,596)	268,171
Tower Group International, Ltd. shareholders’ equity	95,551	950,058
Noncontrolling interests	5,169	34,160
Total shareholders’ equity	100,720	984,218
Total liabilities and shareholders’ equity	$3,955,545	$4,712,515

See accompanying notes to the consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Revenues
Net premiums earned	$1,512,915	$1,721,864	$1,593,850
Ceding commission revenue	81,382	32,335	33,968
Insurance services revenue	1,150	3,420	1,570
Policy billing fees	12,299	12,615	10,534
Net investment income	109,208	127,165	126,474
Net realized investment gains (losses):
Other-than-temporary impairments	(14,396)	(9,919)	(3,509)
Portion of loss recognized in other comprehensive income	981	286	264
Other net realized investment gains	38,463	35,109	12,639
Total net realized investment gains (losses)	25,048	25,476	9,394
Total revenues	1,742,002	1,922,875	1,775,790
Expenses
Loss and loss adjustment expenses	1,519,834	1,263,758	1,076,986
Commission expense	365,031	359,307	309,826
Other operating expenses	369,893	317,497	284,847
Acquisition-related transaction costs	21,322	9,229	360
Interest expense	33,594	32,630	34,290
Total expenses	2,309,674	1,982,421	1,706,309
Other income (expense)
Equity in income (loss) of unconsolidated affiliate	6,962	(1,470)	-
Goodwill and fixed asset impairment	(397,211)	-	-
Other	5,000	-	-
Income (loss) before income taxes	(952,921)	(61,016)	69,481
Income tax expense (benefit)	8,431	(29,099)	14,051
Net income (loss)	$(961,352)	$(31,917)	$55,430
Less: Net income (loss) attributable to Noncontrolling interests	(18,736)	2,317	10,995
Net income (loss) attributable to Tower Group International, Ltd.	$(942,616)	$(34,234)	$44,435
Earnings (loss) per share attributable to Tower Group International, Ltd. shareholders:
Basic	$(17.37)	$(0.81)	$0.96
Diluted	$(17.37)	$(0.81)	$0.96
Weighted average common shares outstanding:
Basic	54,297	42,902	45,226
Diluted	54,297	42,902	45,337
Dividends declared and paid per common share	$0.50	$0.66	$0.61

See accompanying notes to the consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net income (loss)	$(961,352)	$(31,917)	$55,430
Other comprehensive income (loss) before tax
Gross unrealized investment holding gains (losses) arising during periods	(89,416)	62,326	50,851
Less: Reclassification adjustment for investment (gains) losses included in net income	(25,048)	(25,476)	(9,394)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(981)	(286)	(264)
Cumulative translation adjustment	(1,204)	1,852	-
Deferred gain (loss) on cash flow hedge	1,881	(2,422)	(10,541)
Other comprehensive income (loss) before tax	(114,768)	35,994	30,652
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrealized investment holding gains (losses) arising during periods	-	(22,546)	(9,430)
Reclassification adjustment for (gains) losses included in net income	-	8,917	1,742
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	100	49
Cumulative translation adjustment	-	(648)	-
Deferred gain (loss) on cash flow hedge	-	571	1,955
Other comprehensive income (loss), net of income tax	(114,768)	22,388	24,968
Comprehensive income (loss)	$(1,076,120)	$(9,529)	$80,398
Less: Comprehensive income (loss) attributable to Noncontrolling interests	(31,241)	5,001	21,189
Comprehensive income (loss) attributable to Tower Group International, Ltd.	$(1,044,879)	$(14,530)	$59,209

See accompanying notes to the consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Treasury	Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling	Total Shareholders’
(in thousands)	Shares	Amount	Stock	Capital	Income (loss)	Earnings	Interests	Equity
Balance at December 31, 2010	51,826	$518	$(91,779)	$763,003	$48,279	$314,939	$4,190	$1,039,150
Dividends declared	-	-	-	-	-	(27,894)	-	(27,894)
Stock based compensation	800	8	(1,834)	10,657	-	-	-	8,831
Deferred taxes on stock option activity	-	-	-	(783)	-	-	-	(783)
Repurchase of common stock	-	-	(64,572)	-	-	-	-	(64,572)
Net income	-	-	-	-	-	44,435	10,995	55,430
Other comprehensive income	-	-	-	-	14,774	-	10,194	24,968
Noncontrolling interest in acquired consolidated partnership	-	-	-	-	-	-	2,001	2,001
Balance at December 31, 2011	52,626	$526	$(158,185)	$772,877	$63,053	$331,480	$27,380	$1,037,131
Dividends declared	-	-	-	-	-	(29,075)	-	(29,075)
Stock based compensation	422	4	(2,263)	8,937	-	-	-	6,678
Repurchase of common stock	-	-	(20,987)	-	-	-	-	(20,987)
Net income	-	-	-	-	-	(34,234)	2,317	(31,917)
Transfer of assets to Reciprocal Exchange	-	-	-	(1,778)	-	-	1,778	-
Other comprehensive income	-	-	-	-	19,703	-	2,685	22,388
Balance at December 31, 2012	53,048	$530	$(181,435)	$780,036	$82,756	$268,171	$34,160	$984,218
Dividends declared	-	-	-	-	-	(26,151)	-	(26,151)
Stock based compensation	245	3	(5,892)	14,524	-	-	-	8,635
Merger Transaction with Canopius Bermuda	14,026	140	-	207,207	-	-	-	207,347
Extinguishment of treasury stock in connection with Canopius Merger Transaction	(9,882)	(99)	187,288	(187,189)	-	-	-	-
Termination of convertible senior notes hedge and warrants	-	-	-	541	-	-	-	541
Net income (loss)	-	-	-	-	-	(942,616)	(18,736)	(961,352)
Other comprehensive income (loss)	-	-	-	-	(102,263)	-	(12,505)	(114,768)
Increase in noncontrolling interest in consolidated partnership							2,250	2,250
Balance at December 31, 2013	57,437	$574	$(39)	$815,119	$(19,507)	$(700,596)	$5,169	$100,720

See accompanying notes to the consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2013	2012	2011
Cash flows provided by (used in) operating activities:
Net income (loss)	$(961,352)	$(31,917)	$55,430
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain on investment in acquired unconsolidated affiliate	(6,962)	(1,064)	-
Net realized investment (gains) losses	(25,048)	(25,476)	(9,394)
Depreciation and amortization	29,704	33,609	30,940
Goodwill and fixed asset impairment	397,211	-	-
Intangible asset impairment	21,917	-	-
Amortization of bond premium or discount	10,136	11,447	9,239
Amortization of debt issuance costs	(4,290)	(1,667)	(1,712)
Amortization of restricted stock	13,195	8,247	10,292
Deferred income taxes	4,745	(14,935)	5,847
Changes in operating assets and liabilities:
Investment income receivable	7,839	1,450	(2,912)
Premiums receivable	111,527	4,387	(15,832)
Reinsurance recoverable	305,970	(161,382)	(20,934)
Prepaid reinsurance premiums	29,878	(9,886)	23,590
Deferred acquisition costs, net	91,920	(12,340)	(4,735)
Funds held by reinsured companies	737,548	(67,790)	(66,176)
Other assets	94,528	(43,048)	15,371
Increase (decrease) in liabilities:
Loss and loss adjustment expenses	(445,007)	263,566	21,692
Unearned premium	(337,103)	28,095	21,150
Reinsurance balances payable	41,910	27,116	(14,243)
Funds held under reinsurance agreements	(437,136)	1,855	3,573
Other liabilities	(31,173)	99,066	21,568
Net cash flows provided by (used in) operations	(350,043)	109,333	82,754
Cash flows provided by (used in) investing activities:
Net cash (used in) acquired from acquisitions	133,294	-	2,274
Purchase of fixed assets	(30,880)	(44,951)	(53,568)
Sale of (investment in) unconsolidated affiliate	69,743	(71,512)	-
Purchase - fixed-maturity securities	(1,273,710)	(1,855,590)	(2,019,603)
Purchase - equity securities	(1,258,780)	(1,525,206)	(819,180)
Short-term investments, net	25,844	(4,750)	1,560
Purchase of other invested assets	(39,039)	(13,440)	(42,346)
Sale of fixed-maturity securities	1,730,078	1,813,628	2,032,027
Maturity of fixed-maturity securities	150,975	205,534	-
Sale - equity securities	1,291,343	1,442,225	793,886
Change in restricted cash	(97,562)	(46,592)	(6,997)
Net cash flows provided by (used in) investing activities	701,306	(100,654)	(111,947)
Cash flows provided by (used in) financing activities:
(Payments under) proceeds from capital lease financing	(7,603)	-	39,839
Increase in deposit assets	(35,151)	-	-
Proceeds from credit facility borrowings	-	20,000	67,000
Repayment of credit facility borrowings	(70,000)	-	(17,000)
Noncontrolling interests investment in consolidated partnership	2,250	-	-
Proceeds from convertible senior notes hedge termination	2,380	-	-
Payments for warrants termination	(1,000)	-	-
Issuance of common stock under stock-based compensation programs	2	-	-
Proceeds from share-based payment arrangements	-	345	534
Treasury stock acquired-net employee share-based compensation	(5,892)	(2,263)	(1,834)
Repurchase of Common Stock	-	(20,987)	(64,572)
Dividends paid	(26,151)	(29,075)	(27,894)
Net cash flows provided by (used in) financing activities	(141,165)	(31,980)	(3,927)
Increase (decrease) in cash and cash equivalents	210,098	(23,301)	(33,120)
Cash and cash equivalents, beginning of period	83,800	107,101	140,221
Cash and cash equivalents, end of period	$293,898	$83,800	$107,101
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-	$3,000
Cash paid for interest	18,494	20,917	25,880

See accompanying notes to the consolidated financial statements.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Note 1—Nature of Business

Tower Group International, Ltd. (the “TGIL”, the Company” or “Tower”) offers a range of commercial, assumed reinsurance and personal property and casualty insurance products and services through its subsidiaries to businesses and to individuals. On March 13, 2013, the Company and Tower Group, Inc. (“TGI”) completed a merger transaction under which the Company, formerly known as Canopius Holdings Bermuda Limited (“Canopius Bermuda”), was re-named Tower Group International, Ltd. and became the ultimate parent company (the “Canopius Merger Transaction”). The Company’s Common Shares (as defined below) are publicly traded on the NASDAQ Global Select Market under the symbol “TWGP”, which was also the symbol of TGI common shares on that exchange prior to the Canopius Merger Transaction. See “Note 3 – Canopius Merger Transaction” for further discussion of the Canopius Merger Transaction and the Company’s succession to TGI as registrant. As stated above, the registrant is deemed to be the successor to Tower Group, Inc. pursuant to Rule 12g-3(a) under the Exchange Act and, following the consummation of the merger described above by the registrant and Tower Group, Inc., the consolidated financial statements of Tower Group, Inc. for the periods through March 13, 2013, closing date of the merger, became the registrant’s consolidated statements for the same periods. Accordingly, as used herein, unless the context requires otherwise, references to “Tower”, the “Company”, “we”, “us”, or “our” (i) with respect to any period, event or occurrence prior to March 13, 2013, are to Tower Group, Inc. and (ii) with respect to any subsequent period, event or occurrence, are to Tower Group International, Ltd., and, in each case include the Company’s insurance subsidiaries, managing general agencies and management companies.

Significant Business Developments and Risks and Uncertainties

Proposed Merger with ACP Re

On January 3, 2014, Tower entered into an Agreement and Plan of Merger (“ACP Re Merger Agreement”) with ACP Re Ltd. (“ACP Re”), and a wholly-owned subsidiary of ACP Re (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub would merge with and into Tower, with Tower as the surviving corporation in the merger and a wholly owned subsidiary of ACP Re. The transaction would close in the summer of 2014, subject to the satisfaction or waiver of the closing conditions contained in the ACP Re Merger Agreement. ACP Re is a Bermuda based reinsurance company. The controlling shareholder of ACP Re is a trust established by the founder of AmTrust Financial Services, Inc. (“AmTrust”), National General Holdings Corporation (“NGHC”) and Maiden Holdings, Ltd.

Notwithstanding any other statement in this Form 10-K or any other document, many of the conditions for closing the ACP Re Merger Agreement remain outstanding and there can be no assurance that they will be satisfied or that the transaction will be consummated or when it may close.

Pursuant to the terms of the ACP Re Merger Agreement, at the effective time of the merger, each outstanding share of Tower’s common stock, par value $0.01 per share (the “Common Shares”), following the settlement of all outstanding equity awards, will be converted into the right to receive $3.00 in cash, with an aggregate value of approximately $172.1 million.

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

Concurrently with the execution of the ACP Re Merger Agreement, several subsidiaries of Tower have entered into two Cut-Through Reinsurance Agreements, pursuant to which a subsidiary of AmTrust and a subsidiary of NGHC will provide 100% quota share reinsurance and a cut-through endorsement to cover all eligible new and renewal commercial and personal lines business, respectively, and at their option, losses incurred on or after January 1, 2014 on not less than 60% of the in-force business. Tower received confirmation on January 16, 2014 from AmTrust and NGHC that they would exercise such option to reinsure on a cut-through basis losses incurred on or after January 1, 2014 under in-force policies with respect to (1) in the case of AmTrust, approximately 65.7% of Tower’s unearned premium reserves as of December 31, 2013 with respect to its ongoing commercial lines business, and (2) in the case of NGHC, 100% of Tower’s unearned premium reserves as of December 31, 2013 with respect to its personal lines segment business. Tower will receive a 20% ceding commission from AmTrust or NGHC on all Tower unearned premiums that are subject to the Cut-Through Reinsurance Agreements and a 22% ceding commission on 2014 ceded premiums.

Concurrently with the execution of the ACP Re Merger Agreement, the controlling shareholder of ACP Re has provided to Tower a guarantee for the payment of the merger consideration, effective upon the closing of the merger.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

The ACP Re Merger Agreement was unanimously approved by the respective Boards of Directors of ACP Re and Tower, and is conditioned, among other things, on: (i) the approval of Tower’s shareholders, (ii) receipt of governmental approvals, including antitrust and insurance regulatory approvals (on January 30, 2014, the Company was granted early termination of the Hart-Scott-Rodino waiting period which requires persons contemplating certain mergers or acquisitions to give the Federal Trade Commission and the Assistant Attorney General advanced notice and to wait designated periods before consummation of such plans), (iii) the absence of any law, order or injunction prohibiting the merger, (iv) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), and (v) each party’s compliance with its covenants and agreements contained in the ACP Re Merger Agreement. In addition, ACP Re’s obligation to consummate the merger is subject to the non-occurrence of any material adverse effect on Tower, as well as the absence of any insolvency-related event affecting Tower. The transaction is also conditioned on holders of not more than 15% of Tower’s common stock dissenting to the merger.

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

Michael H. Lee, the former Chairman, President and Chief Executive Officer of Tower, who beneficially owns approximately 4.2% of the issued and outstanding common stock of Tower as of January 3, 2014, has entered into a support agreement pursuant to which he has agreed to vote his shares in favor of the merger.

Loss reserve increase, goodwill and fixed asset impairment and deferred tax valuation allowance

Loss and loss adjustment expenses for the twelve months ended December 31, 2013 recorded in the statement of operations included an increase of $533.0 million, excluding the Reciprocal Exchanges relating to reserve increases associated with losses from prior accident years. This unfavorable loss development arose primarily from accident years 2008-2012 within the workers’ compensation, commercial multi-peril liability (“CMP”), other liability and commercial auto liability lines of business partially offset by a modest amount of favorable development from more recent years within the short tail property lines of business. The Company performed comprehensive updates to its internal reserve study in response to continued observance in the second, third quarters and fourth of 2013 of higher than expected reported loss development. In conjunction with its comprehensive internal reviews, the Company also retained a consulting actuary to perform an independent reserve study in the fourth quarter of 2013 covering lines of business comprising over 98% of the Company’s loss reserves. Since 2010, the Company has changed the mix of business by reducing the amount of program and middle market workers’ compensation and liability business that it underwrites.

The 2013 reserve increase was viewed by the Company as an event or circumstance that required the Company to perform a detailed quantitative analysis of whether its recorded goodwill was impaired. After performing the quantitative analysis in the second quarter of 2013, it was determined that $214.0 million of goodwill, which represents all of the goodwill allocated to the Commercial Insurance reporting unit, was impaired. In the third quarter of 2013, management in its judgment concluded that the remaining $55.5 million of goodwill, all of which was allocated to the Personal Insurance reporting unit, was impaired. In addition, $1.9 million of additional goodwill resulting from the acquisition of marine and energy business in July of 2013 was fully impaired as of September 30, 2013. Additionally, in 2013, the Company impaired $125.8 million of fixed assets. At December 31, 2013, there was no goodwill remaining on the balance sheet. See “Note 7 – Goodwill, Intangible and Fixed Asset Impairments” for additional detail on the goodwill and fixed asset impairments.

As a result of the reserve increase and goodwill and fixed assets impairment charges, the Company’s U.S. based operations have a pre-tax loss for 2013, which results in a three-year cumulative tax loss position on its U.S. subsidiaries. After considering this negative evidence and uncertainty regarding the Company’s ability to generate sufficient future taxable income in the United States, the Company concluded that it should not recognize any net deferred tax assets (comprised principally of net operating loss carryforwards). The Company, therefore, has provided a full valuation allowance against its deferred tax asset at December 31, 2013.

Reinsurance Agreements

In the third quarter of 2013, Tower entered into agreements with three reinsurers, Arch Reinsurance Ltd. (“Arch”), Hannover Re (Ireland) Plc. (“Hannover”) and Southport Re (Cayman), Ltd. (“Southport Re”). These agreements provided for surplus enhancement and improved certain financial leverage ratios, while increasing the Company’s financial flexibility. The agreements with Arch and Hannover each consisted of one reinsurance agreement while the arrangement with Southport Re consisted of several agreements. Each of these is described below.

The first agreement was between Tower Insurance Company of New York (“TICNY”), on its behalf and on behalf of each of its pool participants, and Arch. Under this multi-line quota share agreement, TICNY ceded 17.5% on a quota share of certain

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

commercial automobile liability, commercial multi-peril property, commercial multi-peril liability and brokerage other liability (mono line liability) businesses. The agreement covers losses occurring on or after July 1, 2013 for policies in-force as of June 30, 2013 and policies written or renewed from July 1, 2013 to December 31, 2013.

The second agreement was between TICNY, on its behalf and on behalf of each of its pool participants, and Hannover. Under this multi-line quota share agreement, TICNY ceded 14% on a quota share of certain brokerage commercial automobile liability, brokerage commercial multi-peril property, brokerage commercial multi-peril liability, brokerage other liability (mono line liability) and brokerage workers’ compensation businesses. The agreement covers losses occurring on or after July 1, 2013 for policies in-force as of June 30, 2013 and policies written or renewed from July 1, 2013 to December 31, 2013.

The third arrangement with Southport Re consisted of two separate agreements with TICNY, on its behalf and on behalf of each of its pool participants, and a third reinsurance agreement with Tower Reinsurance, Ltd. (“TRL”). Under the first of the agreements with TICNY, TICNY ceded to Southport Re a 30% quota share of its workers’ compensation and employer’s liability business (the “Southport Quota Share”). The Southport Quota Share covers losses occurring on or after July 1, 2013 for policies in force at June 30, 2013 and policies written or renewed during the term of the agreement and has been accounted for using deposit accounting treatment. Deposit assets of $28.7 million as of December 31, 2013 related to the Southport Quota Share are reflected in Other assets in the consolidated balance sheet. Under the second of these agreements with TICNY, an aggregate excess of loss agreement, Southport Re assumed a portion of the losses incurred by TICNY on its workers’ compensation and employer’s liability business between January 1, 2011 and June 30, 2013, but paid by TICNY on or after June 1, 2013 (the “TICNY/Southport Re ADC”). Finally, TRL, a wholly-owned Bermuda-domiciled reinsurance subsidiary of Tower, also entered into an aggregate excess of loss agreement with Southport Re, in which Southport Re assumed a portion of the losses incurred by TRL on its assumed workers’ compensation and employer’s liability business between January 1, 2011 and June 30, 2013, but paid by TRL on or after June 1, 2013 (the “TRL/Southport Re ADC”, or, collectively, the “Southport Re ADCs”).

The reinsurance agreements with Arch and Hannover Re resulted in ceded premiums earned, ceding commission revenue and ceded loss and loss adjustment expenses of $76.8 million, $22.3 million, and $41.1 million, respectively, for the year ended December 31, 2013.

As a result of the announced merger agreement with ACP Re, it was decided that the Southport treaties should be commuted. As a result of a negotiation between the Company and Southport, all of these treaties were commuted effective as of February 19, 2014, with the result of the commutation being that all premiums paid to Southport by the Company were returned to the Company, and all liabilities assumed by Southport were cancelled, and such liabilities became the obligation of the Company. In 2014, the company will record a gain of approximately $6.4 million resulting from the terminations.

A.M. Best, Fitch and Demotech Downgrade the Company’s Financial Strength and Issuer Credit Ratings

On December 20, 2013, A.M. Best lowered the financial strength ratings of each of Tower’s insurance subsidiaries from “B++” (Good) to “B” (Fair) (the seventh highest of fifteen rating levels), as well as the issuer credit ratings of each of Tower’s insurance subsidiaries from “bbb” to “bb”. Previously, on October 8, 2013, A.M. Best had downgraded the financial strength rating of each of Tower’s insurance subsidiaries to “B++” (Good) and their respective issuer credit ratings to “bbb” from “a-”. In addition, on December 20, 2013 A.M. Best downgraded the issuer credit rating of TGI as well as the debt rating on its $147.7 million 5.00% senior convertible notes due 2014 (the “Notes”) to “b-” from “bb”. On the same date, A.M. Best also downgraded the financial strength rating of CastlePoint Reinsurance Company, Ltd. (Bermuda) to “B” (Fair) from “B++” (Good) and its issuer credit rating to “bb” from “bbb” and downgraded the issuer credit rating of Tower Group International, Ltd. to “b-” from “bb”. TGI and each of its insurance subsidiaries currently are and will continue to be under review with negative implications pending further discussions between A.M. Best and management. In downgrading Tower’s ratings, A.M. Best stated that its actions “consider the magnitude of the charges taken and the material adverse impact on Tower’s risk-adjusted capitalization, financial leverage, liquidity and coverage ratios,” “consider the reduced financial flexibility [of the Company] given [its] delay in earnings, the decline in shareholder confidence and the corresponding decline in share price” and “reflect the potential for further adverse reserve development, increased competitive challenges and due to the ratings downgrade, potential actions taken by third party reinsurers and lenders.” Following the announcement of the ACP Re merger, on January 10, 2014 A.M. Best maintained the under review status of Tower’s financial strength and issuer credit ratings and revised the implications from “negative” to “developing” for all of these ratings. A.M. Best stated that, “[t]he under review status with developing implications reflects the potential benefits to be garnered from the transaction as well as the potential downside from any additional adverse reserve development and/or any unforeseen events that might transpire up until the close of the transaction…”

On January 2, 2014, Fitch downgraded Tower’s issuer default rating from “B” to “CC” and the insurer strength ratings of its insurance subsidiaries from “BB” to “B”. On October 7, 2013, Fitch downgraded Tower’s issuer default rating to “B” (the sixth highest of 11 such ratings) from “BBB” and the insurer strength ratings of its insurance subsidiaries to “B” (the fifth highest of Fitch Ratings’ nine such ratings) from “A-”. In downgrading such ratings, Fitch stated that it “is concerned that Tower’s competitive position has been materially damaged, negatively impacting the Company’s financial flexibility and ability to write new business” and that “the magnitude of the second quarter charges was large enough to cause several key ratios to fall well

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

outside of previously established ratings downgrade triggers, which resulted in the multi-notch downgrade.” On January 6, 2014, Fitch revised Tower’s rating watch status to “evolving” from “negative” following the ACP Re merger announcement, and stated that “[t]he Evolving Watch reflects that the ratings could go up if the merger closes; however, ratings could be lowered if the merger does not occur and [the Company] is unsuccessful in addressing upcoming debt maturity or if additional reserve deficiencies develop.”

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

Management expects these rating actions, in combination with other items that have impacted the Company in 2013, to result in a significant decrease in the amount of premiums the insurance subsidiaries are able to write. Direct written premiums were $1,606.2 million for the twelve months ended December 31, 2013. Business written through certain program underwriting agents requires an A.M. Best rating of A- or greater.

Tower’s products include the following lines of business: commercial multiple-peril packages, other liability, workers’ compensation, commercial automobile, fire and allied lines, inland marine, personal package, homeowners, personal automobile and assumed reinsurance. These products are sold, primarily, through retail agencies, wholesale agencies, program underwriting agents, and reinsurance brokerage units. With the exception of the personal automobile insurance written through retail agencies and wholesale agencies, which represents $98.1 million of written premiums (excluding the Reciprocal Exchanges) for the year ended December 31, 2013, management believes the Company will be unable to continue writing the majority of its business following the second A.M. Best rating downgrade on December 20, 2013. The total effect of these ratings actions on the Company’s financial position, results of operations or liquidity is not determinable at this stage.

In January 2014, Tower’s Board of Directors approved Tower’s merger with ACP Re. In light of the adverse ratings actions, concurrent with entering into its merger agreement with ACP Re, Tower entered into cut-through reinsurance treaties with affiliates of ACP Re. As a result of this merger, and the execution of the cut-through reinsurance treaties, Tower believes its insurance subsidiaries will retain significant portions of their business. (See “Note 9 - Reinsurance” for a discussion of the cut-through reinsurance treaties).

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Tower has in place several intercompany reinsurance transactions between its U.S. based insurance subsidiaries and its Bermuda based insurance subsidiaries. The U.S. based insurance subsidiaries have historically reinsured on a quota share basis obligations to CastlePoint Reinsurance Company (“CastlePoint Re”), one of its Bermuda based insurance subsidiaries. The 2013 obligations that CastlePoint Re assumes from the U.S. based insurance subsidiaries are then retroceded to TRL, Tower’s other Bermuda based insurance subsidiary. In addition, CastlePoint Re also entered into a loss portfolio transaction with TRL where its reserves associated with the U.S. insurance subsidiary business for underwriting years prior to 2013 were all transferred to TRL. CastlePoint Re is required to collateralize $648.9 million of its assumed reserves in a reinsurance trust for the benefit of TICNY, the lead pool company of the U.S. insurance companies. On February 5, 2014, the BMA approved the transfer of $167.3 million in unencumbered liquid assets from TRL to CastlePoint Re, allowing CastlePoint Re to increase the funding in the reinsurance trust for the benefit of TICNY. The New York State Department of Financial Services (the “NYDFS”) has confirmed this will be acceptable for the purpose of admitted surplus and capital on TICNY’s 2013 statutory basis financial statements. For the 2013 statutory basis financial statements, CastlePoint Re reported $581.7 million in its reinsurance trust.

Based on RBC calculations as of December 31, 2013, six of Tower’s ten U.S. based insurance subsidiaries have capital and surplus below Company Action Level and do not meet the minimum capital and surplus requirements of their respective state regulators. As a result, management has discussed the ACP Re Merger Agreement and the Cut- Through Reinsurance Agreement and provided its 2014 RBC forecasts to the regulators to document the Company’s business plan to bring two of these U.S based insurance subsidiaries’ capital and surplus levels above Company Action Level.

As a result of the recognition of the ceding commission relating to the Cut-Through Reinsurance Agreements executed with AmTrust and NGHC in January 2014, the U.S. based insurance subsidiaries’ capital and surplus will increase significantly from December 31, 2013 to January 1, 2014, as the U.S. based subsidiaries will transfer a significant portion of their commercial lines unearned premium to a subsidiary of AmTrust and all of their personal lines unearned premiums to a subsidiary of NGHC. Accordingly, as of January 1, 2014, the effect of the Cut-Through Reinsurance Agreements increased the surplus of two of the U.S. based insurance subsidiaries such that their capital and surplus levels exceeded Company Action Level.

In 2013, the NYDFS issued orders for seven of Tower’s insurance subsidiaries, subjecting them to heightened regulatory oversight, which includes providing the NYDFS with increased information with respect to the insurance subsidiaries’ business, operations and financial condition. In addition, the NYDFS has placed limitations on payments and transactions outside the ordinary course of business and material changes in the insurance subsidiaries’ management and related matters. Tower’s management and Board of Directors have held discussions with the NYDFS, and Tower has been complying with the orders and oversight.

On April 21, 2014, the NYDFS issued additional orders for two of Tower’s insurance subsidiaries instructing them to provide plans to address weaknesses in such insurance subsidiaries’ risk based capital levels as shown in their statutory annual financial statements, and imposing further enhanced reporting and prior approval requirements and limitations on writings of new business. On the same date, the NYDFS issued a letter pertaining to one of Tower’s insurance subsidiaries requiring the submission of a plan to address weaknesses in risk based capital levels.

The Massachusetts Division of Insurance (“MDOI”) and Tower management have agreed to certain restrictions on the operations of Tower’s two Massachusetts domiciled insurance subsidiaries. Tower management has agreed to cause these subsidiaries to provide the MDOI with increased information with respect to their business, operations and financial condition, as well as limitations on payments and transactions outside the ordinary course of business and material changes in their management and related matters.

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

On April 11, 2014, the New Jersey Department of Banking and Insurance imposed an enhanced reporting requirement on the intercompany transactions involving Tower’s two New Jersey domiciled insurance subsidiaries and Tower’s New Jersey managed insurer. Such companies are now required to submit for prior approval any transactions with affiliates, even transactions that would otherwise not be reportable under the applicable holding company act.

As of December 31, 2013, TRL and CastlePoint Re had capital and surplus that did not meet the minimum solvency requirements of the BMA. Management has discussed the ACP Re Merger Agreement and provided 2014 solvency forecasts to the BMA.

The BMA has issued directives for TRL and CastlePoint Re, subjecting them to heightened regulatory oversight and requiring BMA approval before certain transactions can be executed. Tower has been complying with the directives issued by the BMA.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Liquidity

TGI was the obligor under the bank credit facility agreement dated as of February 15, 2012, as amended, with Bank of America, N.A. and other lenders named therein and is the obligor under the $150 million Convertible Senior Notes (“Notes”) due September 15, 2014. The indebtedness of TGI is guaranteed by TGIL, and for purposes of the credit facility was also guaranteed by several of TGIL’s non-insurance subsidiaries.

On December 13, 2013, TGI paid in full the $70.0 million outstanding on the bank credit facility and the bank credit facility has been terminated. The $70.0 million was provided, primarily, from the sale of Tower’s 10.7% ownership in Canopius Group Limited (“Canopius Group”) on December 13, 2013.

The Company’s plan to repay the Notes is related to the closing of the ACP Re Merger Agreement. In the event that the ACP Re Merger Agreement does not close, the Company would evaluate a combination of using proceeds from the sale of assets held at TGI, including but not limited to, renewal rights on its commercial and personal lines of business and certain of its insurance companies to pay down the principal of the Notes. The Company can provide no assurance that it will be successful in finalizing the liquidation of the assets held at TGI or selling certain of its operating assets to satisfy repayment of the Notes.

As of December 31, 2013, there were $235.1 million of subordinated debentures outstanding. The subordinated debentures do not have financial covenants that would cause an acceleration of their stated maturities. The earliest stated maturity date is on a $10 million debenture, which matures in May 2033. The Company has the ability to defer interest payments on its subordinated debentures for up to twenty quarters. If an event of default occurs and is continuing, the entire principal and the interest accrued on the affected subordinated indenture may be declared to be due and payable immediately.

The merger with ACP Re is expected to close in the summer of 2014, and there are contractual termination rights available to each of Tower and ACP Re under various circumstances. There can be no assurance that the merger will close, or that it will close under the same terms and conditions contained in the ACP Re Merger Agreement, or as to when it may close.

Going Concern

There can be no guarantee that the Company will be able to remedy current statutory capital deficiencies in certain of its insurance subsidiaries, maintain adequate levels of statutory capital in the future, or generate sufficient liquidity to repay the Notes due in 2014. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern. Should the Company be unable to successfully execute the merger with ACP Re or generate sufficient funds to repay the Notes and remedy the capital deficiencies, these conditions would have a material adverse effect on its business, results of operations and financial position.

Resignation of Tower’s Chairman of the Board, President and Chief Executive Officer and Appointment of new Chairman of the Board and new President and Chief Executive Officer

On February 6, 2014, Tower and Michael H. Lee entered into a Separation and Release Agreement in connection with the resignation of Mr. Lee from his positions as Chairman of the Board of Directors, President and Chief Executive Officer, effective as of February 6, 2014. Mr. Lee’s employment with the Company was terminated effective as of February 6, 2014. In connection with his resignation, Mr. Lee received on March 31. 2014 a severance payment of approximately $3.3 million calculated pursuant to terms of his employment agreement.

Jan R. Van Gorder, who is the lead independent director of the Board and a member of the Board’s Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, was appointed on February 9, 2014 to succeed Mr. Lee as Chairman of the Board. William W. Fox, Jr., who had served as a member of the Board and of the Board’s Audit Committee and Corporate Governance and Nominating Committee until his resignation from the Board on December 31, 2013, succeeded Mr. Lee as President and Chief Executive Officer of Tower, effective as of February 14, 2014.

Expense Control Initiative

On November 22, 2013, the Company announced the implementation of an expense control initiative to streamline its operations and focus resources on its most profitable lines of business. As part of this initiative, the Company has implemented a workforce reduction affecting approximately 10% of the total employee population of approximately 1,400. The areas that are most significantly impacted are commercial lines underwriting as well as operations. This workforce reduction is expected to result in annualized cost savings of approximately $21.0 million. The Company currently recognized pre-tax charges of $5.5 million in the fourth quarter of 2013 for severance and other one-time termination benefits and other associated costs.

Other

Tower received a document request from the U.S. Securities and Exchange Commission (the “SEC”) dated January 13, 2014, as part of an informal inquiry (the “SEC Request”). The SEC Request asks for documents related to Tower’s financial statements, accounting policies, and analysis. Tower is cooperating with the SEC’s inquiry and has provided the requested information.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

The Company and certain of its current and former senior officers have been named as defendants in several class action lawsuits instituted against them by certain shareholders. In addition, the Company and certain of its current and former directors, along with certain other parties, have been named as defendants in a putative class action lawsuit instituted against them by another purported shareholder. See “Note 17 – Contingences” for additional detail on such litigation.

Note 2—Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated in consolidation.

The Canopius Merger Transaction was accounted for as a reverse acquisition, under which TGI was identified and treated as the accounting acquirer. As such, the Company’s consolidated financial statements include the accounts and operations of TGI and its insurance subsidiaries, managing general agencies and management companies as its historical financial statements, with the results of Tower Group International, Ltd., as accounting acquiree, being included from March 13, 2013, the effective date of the Canopius Merger Transaction. The consolidated financial statements also include the accounts of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together, the “Reciprocal Exchanges”). The Company does not own the Reciprocal Exchanges but manages their business operations through its wholly-owned management companies.

In 2013, the Company changed the presentation of its business results by allocating its assumed reinsurance previously reported in the Commercial Insurance segment to a new Assumed Reinsurance segment. In addition, the Company redefined the Personal Insurance segment to include its management companies, which provide certain services to the Reciprocal Exchanges for a management fee. The Reciprocal Exchanges continue to be included in the Personal Insurance segment and transactions between the management companies and the Reciprocal Exchanges have been eliminated. The management companies were previously reported in the Insurance Services segment. The Company will no longer present an Insurance Services segment. These changes in presentation reflected the way management organized the Company for operating decisions and assessing profitability in the second quarter of 2013, subsequent to the Canopius Merger Transaction and the significant business developments and risks and uncertainties that occurred in 2013.

Following the changes in presentation the Company now operates in three business segments: Commercial Insurance, Assumed Reinsurance and Personal Insurance:

•

Commercial Insurance (“Commercial”) segment offers a range of standard commercial lines property and casualty insurance products to businesses distributed through a network of retail and wholesale agents and through program underwriting agents, on both an admitted and non-admitted basis;

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

See “Note 21 – Segment Information” for further information on the composition of the Company’s operating and reportable segments.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

under common control, assets are transferred at historical book value. Any difference in the consideration paid and the book value of the assets transferred is treated as an adjustment to equity. This transaction had no effect on consolidated shareholders’ equity.

Reclassifications and Adjustments

Since the Company accounted for the Canopius Merger Transaction as a reverse acquisition and recapitalization, it has retroactively restated Common Stock, Treasury Stock and Paid-in-Capital accounts and earnings per share for periods prior to the Canopius Merger Transaction to reflect the historical capitalization of TGI, adjusted for the 1.1330 conversion ratio as discussed in “Note 3 – Canopius Merger Transaction”. Certain other reclassifications have also been made to prior years’ financial information to conform to the current year presentation, including the changes in segment presentation discussed in “Note 1 – Nature of Business.”

The table below reflects the previously reported and revised shareholders’ equity accounts resulting from the Canopius Merger Transaction:

($ in thousands, except share amounts)	As previously Reported	Revised Amount
As of December 31, 2012
Common stock	$469	$530
Treasury stock	(181,435)	(181,435)
Paid-in-capital	780,097	780,036
As of December 31, 2011
Common stock	465	526
Treasury stock	(158,185)	(158,185)
Paid-in-capital	772,938	772,877
For the year ended December 31, 2012
Earnings (Loss) per Share:
Basic	$(0.73)	$(0.81)
Diluted	(0.73)	(0.81)
Weighted average common shares outstanding
Basic	38,795	42,902
Diluted	38,975	42,902
For the year ended December 31, 2011
Earnings (Loss) per Share:
Basic	$1.48	$0.96
Diluted	1.48	0.96
Weighted average common shares outstanding
Basic	40,833	45,226
Diluted	40,931	45,337

Revision to the 2012 Consolidated Balance Sheet and 2012 and 2011 Consolidated Statements of Cash Flows

Management is revising the Company’s 2012 consolidated balance sheet and 2012 and 2011 consolidated statements of cash flows to properly reflect the changes in restricted cash as change in cash flows from investing activities. In its Amendment No. 2 to Form 10-K for the year ended December 31, 2012, the Company previously recorded $9.1 million and $7.0 million of restricted cash within the “cash and cash equivalents” caption on the consolidated balance sheet as of December 31, 2012 and 2011, respectively. These amounts should have been recorded within “other assets,” and management has properly corrected those amounts out of the “cash and cash equivalent” balances in the 2012 and 2011 financial statements contained herein. In addition, in the 2012 consolidated balance sheet, management also corrected the classification of $9.4 million of “receivable for securities” that was originally reported within “cash and cash equivalents” to “other assets.” Also, in the 2012 consolidated balance sheet, management previously reported $0.9 million of receivables from reinsurance within “reinsurance balances payable.” The Company has properly reflected the $0.9 million as a receivable reported within “other assets.” These adjustments had no impact on shareholders’ equity or net income (loss). Management has concluded these corrections were not material to the 2012 consolidated balance sheet.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

In addition, as a result of the immaterial adjustments to the “cash and cash equivalents” balances discussed above, the Company also revised its statement of cash flows. Cash flows used in investing activities increased from $89.1 million as originally reported to $100.5 million for the year ended December 31, 2012, and cash and cash equivalents as of December 31, 2012 decreased from $102.3 million to $83.8 million. Cash flows used in investing activities increased from $104.5 million as originally reported to $111.9 million for the year ended December 31, 2011, and cash and cash equivalents as of December 31, 2011 decreased from $114.1 million to $107.1 million. Management concluded these corrections were not material to the 2012 or 2011 consolidated statements of cash flows.

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

Insurance Services Revenue

Direct commission revenue from the Company’s managing general underwriting services is recognized and earned as insurance policies are placed with the issuing companies of its managing general agencies. Fees relating to the provision of reinsurance intermediary services are earned when the Company’s insurance subsidiaries or the issuing companies of its managing general agencies cede premiums to reinsurers. Management fees earned by the management companies for services provided to the Reciprocal Exchanges are eliminated in consolidation.

Policy Billing Fees

Policy billing fees are earned on a pro-rata basis over the terms of the underlying policies. These fees include installment and other fees related to billing and collections.

Loss and Loss Adjustment Expenses (“LAE”)

The liability for loss and LAE represents management’s best estimate of the ultimate cost and expense of all reported and unreported losses that are unpaid as of the balance sheet date. The liability for loss and LAE is recorded net of a tabular reserve discount for workers’ compensation and excess workers’ compensation claims in the amount of $5.5 million (net of reinsurance basis) and $8.4 million at December 31, 2013 and 2012, respectively. The 2013 discount relates to $244.7 million of total net reserves for workers’ compensation. The projection of future claims payments and reporting is based on an analysis of the Company’s historical experience, supplemented by analyses of industry loss data. Management believes that the liability for loss and LAE is an adequate reasonable provision to cover the ultimate cost of losses and claims to date; however, because of the uncertainty from various sources, including changes in reporting patterns, claims settlement patterns, judicial decisions, legislation, and economic conditions, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. As adjustments to these estimates become necessary, such adjustments are reflected in expense for the period in which the estimates are changed.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

For claims that are defended by in-house attorneys, we attribute to each of these claims a fixed fee for defense work. We allocate to each of these litigated claims 50% of the fixed fee when litigation on a particular claim begins and 50% of the fee when the litigation is closed. The fee is adjusted periodically to reimburse our in-house legal department for all their costs.

We determine ULAE reserves by applying a paid-to-paid ratio to the case and IBNR reserves by line of business. The paid-to-paid ratio is based on ratios of ULAE payments to loss and ALAE payments for last three calendar years.

Reinsurance

The Company uses reinsurance to limit its exposure to certain risks. Management has evaluated its reinsurance arrangements and determined that significant insurance risk is transferred to the reinsurers. Reinsurance agreements have been determined to be short-duration prospective and retrospective contracts. For prospective contracts, the costs of reinsurance are recognized over the life of the contracts in a manner consistent with the earning of premiums on the underlying policies subject to the reinsurance contract. For retroactive reinsurance agreements, when incurred losses and loss reserves exceed consideration paid for the retroactive reinsurance agreement, a gain results. The gain is deferred and amortized over the estimated remaining settlement period.

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

Management estimates uncollectible amounts receivable from reinsurers based on an assessment of a number of factors. The Company recorded no allowance for uncollectible reinsurance at December 31, 2013 or 2012. The Company did not write-off balances from reinsurers during the three year period ended December 31, 2013.

Deposit Assets

Deposit assets arise from ceded reinsurance contracts purchased that do not transfer significant underwriting or timing risk. Under deposit accounting, consideration received or paid, excluding non-refundable fees, is recorded as a deposit asset or liability in the balance sheet as opposed to recording premiums and losses in the statement of operations. At December 31, 2013, deposit assets of $28.7 million are included in Other Assets.

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

Restricted Cash

Restricted cash balances relate primarily to “Funds at Lloyd’s” collateral balances for its assumed reinsurance programs. The Company also has restricted cash collateralizing its interest rate swap contracts. Restricted cash balances are reported in “Other Assets” on the accompanying consolidated balance sheets. As of December 31, 2013 and 2012, these assets were approximately $134.1 million and $44.2 million, respectively. Certain amounts in prior years have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or equity.

Investments

The Company’s fixed-maturity and equity securities are classified as available-for-sale and carried at fair value. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors.

Fair value for fixed-maturity securities and equity securities is primarily based on quoted market prices or a matrix pricing using observable inputs, with limited exceptions as discussed in “Note 6 – Fair Value Measurements”. Changes in unrealized gains and losses, net of tax effects, are reported as a separate component of other comprehensive income while cumulative unrealized gains and losses are reported net of tax effects within accumulated other comprehensive income in shareholders’ equity. Realized gains and losses are determined on the specific identification method. Investment income is recorded when earned and includes the amortization of premium and discount on investments.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

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

The Company’s other invested assets consist of investments in limited partnerships accounted for using the equity method of accounting, real estate and certain securities for which the Company has elected the fair value option. In accounting for the partnerships, management uses the financial information provided by the general partners, which is on a three-month lag. As of December 31, 2013, the Company had future funding commitments of $45.3 million to these limited partnerships. For securities in which the Company has elected the fair value option, interest and dividends are reported in net investment income with the remaining change in overall fair value reported in other net realized investment gains (losses).

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

Premiums Receivable

Premiums receivable represent amounts due from insureds and reinsureds for insurance coverage and are presented net of an allowance for doubtful accounts of $17.6 million and $16.5 million at December 31, 2013 and 2012, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable of $12.1 million, $4.8 million and $3.0 million were written off in 2013, 2012 and 2011, respectively.

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

The value of business acquired (“VOBA”) is an intangible asset relating to the estimated fair value of the unexpired insurance policies acquired in a business combination. VOBA is determined at the time of a business combination and is reported on the consolidated balance sheet with DAC and is amortized in proportion to the timing of the estimated underwriting profit associated with the in force policies acquired. The Company fully amortized the VOBA in the year ended December 31, 2011 and,

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

accordingly, does not have any VOBA recorded on its balance sheet as of December 31, 2013 or 2012. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable. See “Note 8 – Deferred Acquisition Costs” for additional information regarding deferred acquisition costs.

Goodwill

In business combinations, including the acquisition of a group of assets, the Company allocates the purchase price to the net tangible and intangible assets acquired based on their relative fair values. Any portion of the purchase price in excess of this amount results in goodwill. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company and are tested for impairment when impairment indicators are present. Intangible assets with an indefinite life and goodwill are not amortized and are subject to annual impairment testing at the reporting unit level or more frequently if circumstances indicate that the value of goodwill may be impaired.

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

The second and third quarter reserve increases were viewed by the Company as events or circumstances that required the Company to perform a detailed quantitative analysis of whether its recorded goodwill was impaired. After performing the quantitative analysis in the second quarter of 2013, it was determined that $214.0 million of goodwill, which represents all of the goodwill allocated to the Commercial Insurance reporting unit, was impaired. In the third quarter of 2013, management in its judgment impaired the remaining $55.5 million of goodwill, all of which was allocated to the Personal Insurance reporting unit. See “Note 7 – Goodwill, Intangible and Fixed Asset Impairments” for additional detail on the Goodwill impairment.

Intangible Assets

Identifiable intangible assets with a finite useful life are amortized over the period in which the asset is expected to contribute directly or indirectly to our future cash flows. Identifiable intangible assets with finite useful lives are amortized over their useful lives and tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. Identifiable intangible assets with indefinite useful lives are not amortized. Rather, they are tested for recoverability at least annually or whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. Management performed its impairment analysis on its intangible assets with a finite useful life in 2013 and concluded impairment charges of $21.9 million were required to reduce its customer relationship intangible assets. These charges are reported in Other Operating Expenses in the consolidated statements of operations. No impairment losses were recognized on intangible assets with a finite useful life in 2012 or 2011.

The Company completed its annual indefinite lived intangible asset assessment as of December 31, 2013. An impairment loss is recognized if the carrying value of an intangible asset is not recoverable and its carrying amount exceeds its fair value. Any amount of intangible assets determined to be impaired will be recorded as an expense in the period in which the impairment determination is made. No impairment losses were recognized on indefinite lived intangible assets in 2013, 2012 or 2011.

Other Assets

Tower’s other assets balances are comprised primarily of fixed assets, restricted cash, deposit assets, receivables for securities sold, receivables for the participation in involuntary pools and current tax receivables.

Fixed Assets

Furniture, leasehold improvements, computer equipment, and software, including internally developed software, are reported at cost less accumulated depreciation and amortization. We periodically evaluate our long-lived assets to be held and used. Our judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal factors. Any adverse changes in these factors could cause an impairment in our assets. For long-lived assets to be held and used, if an impairment indicator exists, we compare the expected future undiscounted cash flows against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, we record an impairment loss for the carrying amount in excess of the estimated fair value, if any, of the asset. Gross fixed assets and accumulated depreciation were $194.0 million and $54.7 million, as of December 31, 2013, and 2012, respectively. As a

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

result of the reserve increases, rating downgrades and the expected significant declines in net written premiums and the orders and restrictions placed by various insurance departments, management tested fixed assets for recoverability in 2013 and recorded a non-cash charge to earnings of $125.8 million in 2013. Gross fixed assets and accumulated depreciation (after the effects of the impairment) were $20.7 million and $1.0 million as of December 31, 2013.

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

Investment in unconsolidated affiliate

Although the Company owned less than 20% of the outstanding common stock of Canopius Group at December 31, 2012, it recorded its investment in Canopius Group under the equity method of accounting as it was able to significantly influence the operating and financial policies and decisions of Canopius Group. In the twelve months ended December 31, 2013 and December 31, 2012, the change in the value of the Company’s investment in Canopius was a gain of $6.9 million and a loss of $1.5 million, respectively. Changes in the value were recognized in Equity in income (loss) of unconsolidated affiliate in the consolidated statement of operations. On December 13, 2013, Tower sold its 10.7% ownership in Canopius Group.

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

Management in its judgment concluded that a full valuation allowance was required for the net deferred tax assets after its consideration of the cumulative three-year pre-tax loss in its U.S. taxed subsidiaries resulting from certain 2013 events and the 2012 pre-tax loss of $61.0 million. In 2013, Tower had $325.6 million of prior year adverse reserve development, of which $149.7 million was recorded in Tower’s U.S. taxed subsidiaries. Management believes that the negative evidence associated with the realizability of its net deferred tax asset (including the cumulative three-year pre-tax loss, the prior year adverse reserve development, and the effects of Hurricane Irene in 2011 and Superstorm Sandy in 2012) outweighed the positive evidence that the deferred tax assets, including the net operating loss carryforward would be realized, and subsequently recorded the full valuation allowance.

Treasury Stock

The Company accounts for the treasury stock at the repurchase price as a reduction to shareholders’ equity as it does not currently intend to retire the treasury stock held at December 31, 2013.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Earnings (loss) per Share

The Company measures earnings (loss) per share at two levels: basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings per share is calculated by dividing net income (loss) attributable to Tower common shareholders by the weighted average number of common shares outstanding during the year. Undistributed net earnings (loss) (net income less dividends declared during the period) are allocated to both common stock and unvested share-based payment awards (“unvested restricted stock”). Because the common shareholders and unvested restricted stock holders share in dividends on a 1:1 basis, the earnings per share on undistributed earnings is equivalent; however, undistributed losses are allocated only to common shareholders. Undistributed earnings are allocated to all outstanding share-based payment awards, including those for which the requisite service period is not expected to be rendered. The computation of diluted earnings (loss) per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive.

Foreign currency

The Company’s functional currency is the U.S. dollar.

Statutory Accounting Principles

The Company’s insurance subsidiaries are required to prepare statutory basis financial statements in accordance with practices prescribed or permitted by the state or country in which they are domiciled. See “Note 18 – Statutory Financial Information and Accounting Policies” for more details.

Concentration and Credit Risk

Financial instruments that potentially subject the Company to concentration and credit risk are primarily cash and cash equivalents, investments, interest rate swaps, premiums receivable and reinsurance recoverables. Investments are diversified through many industries and geographic regions through the use of money managers who employ different investment strategies. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. The interest rate swap contracts contain credit support annex agreements with collateral posting provisions which reduces counterparty non-performance risk. The premiums receivable balances are generally diversified due to the number of entities comprising the Company’s distribution network and its customer base, which is largely concentrated in the Northeast, Florida, Texas and California. To reduce credit risk, the Company performs ongoing evaluations of its distribution network’s and customers’ financial condition. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers and, in certain cases, requires collateral from its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. As of December 31, 2013, the largest uncollateralized reinsurance recoverable balance from any one reinsurer was $56.4 million representing 6.8% of the Company’s total reinsurance recoverable balance. Management’s policy is to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

Our largest agent accounted for 9.7%, 7.5% and 10%, respectively, of the insurance subsidiaries’ premiums receivable balances at December 31, 2013, 2012 and 2011. Our largest agent accounted for 9%, 7% and 7% of the insurance subsidiaries’ direct premiums written in 2013, 2012 and 2011, respectively.

Accounting Pronouncements

Accounting guidance adopted in 2013

In July 2012, the Financial Accounting Standards Board (FASB) issued an accounting standard that allows a company, as a first step in an impairment review, to assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired. We are not required to calculate the fair value of an indefinite-lived intangible asset and perform a quantitative impairment test unless we determine, based on the results of the qualitative assessment, that it is more likely than not the asset is impaired. The standard became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted the standard on its required effective date of January 1, 2013. (See Note 7 for a discussion of Goodwill, Intangible and Fixed Asset Impairments in 2013).

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

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

Accounting guidance not yet effective

In March 2013, the FASB issued an accounting standard addressing whether consolidation guidance or foreign currency guidance applies to the release of the cumulative translation adjustment into net income when a parent sells all or a part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or net assets that are a business (other than a sale of in-substance real estate) within a foreign entity. The guidance also resolves the diversity in practice for the cumulative translation adjustment treatment in business combinations achieved in stages involving foreign entities.

Under this standard, the entire amount of the cumulative translation adjustment associated with the foreign entity should be released into earnings when there has been: (i) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents a complete or substantially complete liquidation of the foreign entity in which the subsidiary or the net assets had resided; (ii) a loss of a controlling financial interest in an investment in a foreign entity; or (iii) a change in accounting method from applying the equity method to an investment in a foreign entity to consolidating the foreign entity. The standard is effective for fiscal years and interim periods beginning after December 15, 2013, and will be applied prospectively. We plan to adopt the standard on its required effective date of January 1, 2014 and do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

In July 2013, the FASB clarified the applicable guidance for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward as long as it is available, at the reporting date under the tax law of the applicable jurisdiction, to settle any additional income taxes that would result from the disallowance of a tax position (with certain exceptions). The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This ASC update is effective for annual and interim periods beginning after December 15, 2013, with early adoption permitted, and is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

In July 2013, the FASB issued an accounting standard that permits the Federal Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to U.S. Treasury rates and LIBOR. The standard also removes the prohibition on the use of differing benchmark rates when entering into similar hedging relationships. The standard became effective on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 to the extent the Federal Funds Effective Swap Rate is used as a U.S. benchmark interest rate for hedge accounting purposes. The Company will consider this guidance if and when it enters into any new hedging relationships.

Note 3—Canopius Merger Transaction

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

On March 13, 2013, Canopius Bermuda and TGI consummated the Canopius Merger Transaction contemplated by the Merger Agreement. Canopius Bermuda was re-named Tower Group International, Ltd. and became the ultimate parent company of TGI, with TGI becoming its indirect wholly-owned subsidiary. Pursuant to the terms of the Merger Agreement, among other things, (i) 100% of the issued and outstanding shares of TGI common stock were cancelled and automatically converted into the right to receive 1.1330 common shares of the Company, par value $0.01 per share (the “ Common Shares”), (ii) each outstanding option to acquire TGI common stock, whether vested or unvested and whether granted under TGI’s 2008 Long-Term Equity Compensation Plan or otherwise, automatically vested, free of any forfeiture conditions, and constituted a fully vested option to acquire that number of Common Shares (rounded down to the nearest whole number) equal to the number of shares of TGI common stock subject to such option multiplied by 1.1330, on the same terms and conditions (other than vesting and performance conditions) as were applicable to such TGI stock option immediately prior to the Canopius Merger Transaction, with the exercise price of such option adjusted to be the original exercise price divided by 1.1330, and (iii) substantially all issued and outstanding shares of TGI restricted stock, whether granted under TGI’s 2008 Long-Term Equity Compensation Plan or otherwise, automatically vested, free of any forfeiture conditions, and were converted into the right to receive, as soon as reasonably practicable after the effective time, 1.1330 Common Shares.

Immediately after giving effect to the issuance of Common Shares to the former TGI shareholders in the Canopius Merger Transaction, approximately 57,432,150 Common Shares were outstanding, of which 76% were held by the former TGI shareholders. The remaining 24% of Common Shares outstanding immediately after giving effect to the Canopius Merger Transaction were held by third party investors. TGIL, succeeding to the attributes of TGI as registrant, including TGI’s SEC file number, TGIL’s Common Shares trade on the same exchange, the NASDAQ Global Select Market, and under the same trading symbol, “TWGP,” that the shares of TGI common stock traded on and under prior to the Canopius Merger Transaction.

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

On December 13, 2013, Tower closed a sale to an investment fund managed by Bregal Capital LLP (“Bregal”) of all of the shares of the capital stock of Canopius Group owned by Tower. The initial purchase price for the Canopius shares is $69.7 million (£42.5 million), which has been paid in full to Tower. In addition, if a legally binding contract for the sale or other transfer of shares representing a majority of the voting power of Canopius Group is entered into within six months after the date of Tower’s stock purchase agreement with Bregal, a further cash payment would be made by Bregal to Tower. This additional cash payment would be equivalent to the excess, if any, of (1) one-third of the difference between the amount in British pound sterling paid for the shares previously owned by Tower in such sale and £40.6 million (plus Tower’s share of expenses of such sale), minus (2) £1.95 million (the “Additional Payment”). On December 18, 2013, NKSJ Holdings announced that it had entered into an agreement, through its insurance subsidiary Sompo Japan Insurance, Inc. to purchase 100% of the shares of Canopius Group. This Additional Payment meets the definition of a derivative as of December 31, 2013. Management in its judgment concluded that the initial fair value of this derivative is $7.2 million and has included it in other assets on the balance sheet. In addition, $2.1 million has been recorded in realized gains on the income statement, reflecting the increase in fair value of the derivative from its inception date of December 13, 2013 to the reporting date of December 31, 2013.

With proceeds from the sale, Tower has paid in full the $70.0 million outstanding on its credit facility led by Bank of America, N.A., and the credit facility has been terminated.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

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

(in thousands)
Consideration received by Canopius Group from the third party sale	$205,863
Fair value of Merger Option received in connection with TGI’s investment in Canopius Group	484
Exercise price of Merger Right received from TGI upon exercise	1,000
Total preliminary purchase consideration	$207,347

($ in thousands)
Assets
Cash and cash equivalents	$134,741
Investments	26,485
Reinsurance recoverables	463,745
Prepaid reinsurance	152,431
Funds held by reinsured companies	698,819
Other assets	80,201
Liabilities
Loss and loss adjustment expenses	630,613
Unearned premiums	169,963
Funds held under reinsurance agreements	560,714
Other liabilities	15,916
Net assets acquired	$179,216
Purchase Consideration	207,347
Goodwill	$28,131

Direct costs of the acquisition were expensed as incurred. During the year ended December 31, 2013, the Company recognized approximately $20.3 million of such costs, all of which have been classified within “acquisition-related transaction costs” on the consolidated statement of operations. Such costs included $11.6 million in compensation expense (of which accelerated vesting of restricted stock was $10.3 million) and $8.7 million in legal and accounting fees.

The resulting goodwill recognized in connection with the Canopius Merger Transaction was mainly derived from the synergies and economies of scale expected to result from the combined operations of the Company. This goodwill was fully impaired in the second quarter of 2013. See “Note 7 – Goodwill, Intangible and Fixed Asset Impairments” for the allocation of the Canopius Merger Transaction goodwill by segment and discussion on the non-cash impairment charge.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

The September 30, 2013 commutation of the Syndicate 4444 YOA 2012 and YOA 2011 and prior years retrocession agreements with CRL and the novation of the assumed reinsurance with Canopius Group on these same contracts provided the Company access to $30.3 million of assets that were previously restricted as “Funds at Lloyd’s” assets. No commutation gain or loss was recognized on these transactions.

Since the effective date of the Canopius Merger Transaction on March 13, 2013 through December 31, 2013, the operations of the acquired business accounted for approximately $53.5 million and $(11.8) million of the Company’s consolidated revenues and net income (loss), respectively.

The following unaudited pro forma financial information presents the consolidated revenues and net income (loss) of the Company for years ended December 31, 2013 and 2012, as if the Canopius Merger Transaction had been completed as of January 1, 2012.

These pro forma amounts exclude any pro forma impacts to the Company’s effective federal income tax rates.

	Year Ended December 31,
($ in thousands)	2013	2012
Revenues	$1,745,146	$1,933,942
Net Income (Loss)	(922,959)	(19,567)

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

For the year ended December 31, 2013, the Reciprocal Exchanges recognized total revenues, total expenses and net loss of $190.2 million, $211.0 million and $(20.4) million, respectively. For the year ended December 31, 2012, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $204.7 million, $202.4 million and $2.3 million, respectively.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Note 5—Investments

The cost or amortized cost and fair value of the Company’s investments in fixed maturity and equity securities, gross unrealized gains and losses, and other-than-temporary impairment losses as of December 31, 2013 and December 31, 2012 are summarized as follows:

($ in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Unrealized OTTI Losses (1)
December 31, 2013
U.S. Treasury securities	$370,959	$729	$(7,726)	$363,962	$-
U.S. Agency securities	110,362	1,420	(561)	111,221	-
Municipal bonds	277,382	7,981	(6,257)	279,106	-
Corporate and other bonds
Finance	148,132	9,797	(1,028)	156,901	-
Industrial	316,474	8,286	(3,008)	321,752	-
Utilities	47,838	1,341	(1,890)	47,289	(17)
Commercial mortgage-backed securities	189,808	16,852	(1,754)	204,906	(634)
Residential mortgage-backed securities
Agency backed securities	63,668	891	(1,218)	63,341	-
Non-agency backed securities	30,228	4,659	(31)	34,856	(13)
Asset-backed securities	58,783	681	(103)	59,361	-
Total fixed-maturity securities	1,613,634	52,637	(23,576)	1,642,695	(664)
Preferred stocks, principally financial sector	21,330	54	(2,536)	18,848	-
Common stocks, principally financial and industrial sectors	76,378	11,432	(28)	87,782	-
Short-term investments	5,925	-	(28)	5,897	-
Total, December 31, 2013	$1,717,267	$64,123	$(26,168)	$1,755,222	$(664)
Tower	$1,465,039	$56,480	$(21,369)	$1,500,150	$(664)
Reciprocal Exchanges	252,228	7,643	(4,799)	255,072	-
Total, December 31, 2013	$1,717,267	$64,123	$(26,168)	$1,755,222	$(664)

December 31, 2012
U.S. Treasury securities	$183,462	$1,500	$(13)	$184,949	$-
U.S. Agency securities	98,502	4,351	(76)	102,777	-
Municipal bonds	633,373	52,914	(244)	686,043	-
Corporate and other bonds
Finance	233,849	21,293	(1,095)	254,047	-
Industrial	412,465	26,556	(868)	438,153	-
Utilities	51,698	2,958	(191)	54,465	-
Commercial mortgage-backed securities	211,819	30,375	(141)	242,053	-
Residential mortgage-backed securities
Agency backed securities	283,652	12,326	(262)	295,716	-
Non-agency backed securities	38,615	3,575	(34)	42,156	(6)
Asset-backed securities	42,751	1,615	(14)	44,352	-
Total fixed-maturity securities	2,190,186	157,463	(2,938)	2,344,711	(6)
Preferred stocks, principally financial sector	31,272	730	(481)	31,521	-
Common stocks, principally industrial and financial sectors	118,076	953	(4,292)	114,737	-
Short-term investments	4,749	1	-	4,750	-
Total, December 31, 2012	$2,344,283	$159,147	$(7,711)	$2,495,719	$(6)
Tower	$2,075,189	$141,614	$(7,210)	$2,209,593	$(6)
Reciprocal Exchanges	269,094	17,533	(501)	286,126	-
Total, December 31, 2012	$2,344,283	$159,147	$(7,711)	$2,495,719	$(6)

(1)	Represents the gross unrealized loss on other-than-temporarily impaired securities recognized in accumulated other comprehensive income (loss).

As of December 31, 2013 and 2012, U.S. Treasury Notes and other securities with carrying values of $398.4 million and $351.1 million, respectively, were on deposit with various states to comply with the insurance laws in which the Company is licensed.

In addition, the Company had $248.9 million and $481.5 million of investments as of December 31, 2013 and 2012, respectively, held by counterparties as collateral or in trusts to support letters of credit issued on Tower’s behalf, reinsurance liabilities on certain assumed reinsurance treaties and obligations under certain leases.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Major categories of net investment income are summarized as follows:

	Year Ended December 31,
($ in thousands)	2013	2012	2011
Income
Fixed-maturity securities	$75,731	$96,056	$105,533
Equity securities	22,912	28,989	24,576
Cash and cash equivalents	244	1,112	695
Other invested assets	16,138	6,680	274
Other	736	387	643
Total	115,761	133,224	131,721
Expenses
Investment expenses	(6,553)	(6,059)	(5,247)
Net investment income	$109,208	$127,165	$126,474
Tower	106,309	121,907	120,083
Reciprocal Exchanges	9,578	12,575	12,846
Elimination of interest on Reciprocal Exchange surplus notes	(6,679)	(7,317)	(6,455)
Net investment income	$109,208	$127,165	$126,474

Proceeds from the sale of fixed-maturity securities were $1.7 billion, $1.8 billion and $2.0 billion for the years ended December 31, 2013, 2012 and 2011, respectively. Proceeds from the sale of equity securities were $1.3 billion, $1.4 billion and $793.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Gross realized gains, losses and impairment write-downs on investments are summarized as follows:

	Year Ended December 31,
($ in thousands)	2013	2012	2011
Fixed-maturity securities
Gross realized gains	$51,598	$59,319	$44,550
Gross realized losses	(9,760)	(2,780)	(11,101)
	41,838	56,539	33,449
Equity securities
Gross realized gains	18,004	13,090	8,328
Gross realized losses	(28,649)	(31,404)	(29,138)
	(10,645)	(18,314)	(20,810)
Other (1)
Gross realized gains	12,946	3,432	-
Gross realized losses	(5,676)	(6,548)	-
	7,270	(3,116)	-
Net realized gains on investments	38,463	35,109	12,639
Other-than-temporary impairment losses:
Fixed-maturity securities	(6,682)	(1,320)	(580)
Equity securities	(6,733)	(8,313)	(2,665)
Total other-than-temporary impairment losses recognized in earnings	(13,415)	(9,633)	(3,245)
Total net realized investment gains (losses)	$25,048	$25,476	$9,394
Tower	$22,894	$12,245	$6,980
Reciprocal Exchanges	2,154	13,231	2,414
Total net realized investment gains (losses)	$25,048	$25,476	$9,394

(1)

Other gross realized gains and losses consists primarily of foreign exchange and “debt and equity securities sold, not yet purchased,” which are reported in Other liabilities. The Company recorded a $4.3 million gain from translation of foreign currency transactions to the functional currency.

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

Tower Group International, Ltd.

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

The following table shows the amount of fixed-maturity and equity securities that were OTTI for the years ended December 31, 2013, 2012 and 2011. This resulted in recording impairment write-downs included in net realized investment gains (losses), and reduced the unrealized loss in other comprehensive net income:

	Year Ended December 31,
($ in thousands)	2013	2012	2011
U.S. Treasury securities	$(801)	$-	$-
U.S. Agency securities	(572)	-	-
Municipal bonds	(367)	(113)	-
Corporate and other bonds	(4,271)	(1,029)	-
Commercial mortgage-backed securities	(1,176)	(430)	(219)
Residential mortgage-backed securities	(423)	(34)	(235)
Asset-backed securities	(53)	-	(391)
Equities	(6,733)	(8,313)	(2,664)
Other-than-temporary-impairments	(14,396)	(9,919)	(3,509)
Portion of loss recognized in accumulated other comprehensive income (loss)	981	286	264
Impairment losses recognized in earnings	$(13,415)	$(9,633)	$(3,245)
Tower	$(13,414)	$(9,919)	$(3,245)
Reciprocal Exchanges	(1)	286	-
Impairment losses recognized in earnings	$(13,415)	$(9,633)	$(3,245)

The following table provides a rollforward of the cumulative amount of credit related OTTI for securities still held showing the amounts that have been included in earnings on a pretax basis for the years ended 2013 and 2012 (none of such OTTI was included within the Reciprocal Exchanges):

	Year Ended December 31,
($ in thousands)	2013	2012	2011
Balance, January 1,	$4,492	$12,666	$18,075
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	6,252	1,259	44
OTTI has been previously recognized	430	61	537
Reductions due to:
Securities sold during the period (realized)	(3,357)	(9,494)	(5,990)
Balance, December 31,	$7,817	$4,492	$12,666

Unrealized Losses

There are 511 securities at December 31, 2013, including fixed maturities and equity securities, which account for the gross unrealized loss, none of which is deemed by management to be OTTI. Temporary losses on corporate and other bonds result from purchases made in a lower interest rate environment or lower yield spread environment. In addition, there have been some ratings

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

downgrades on certain of these securities. After analyzing the credit quality, balance sheet strength and company outlook, management believes these securities will recover in value. The structured securities that had significant unrealized losses resulted primarily from declines in both residential and commercial real estate prices. To the extent projected cash flows on structured securities change adversely, they would be considered OTTI, and an impairment loss would be recognized in the current period. Management considered all relevant factors, including expected recoverability of cash flows, in assessing whether a loss was other-than-temporary. The Company does not intend to sell these fixed maturity securities, and it is not more likely than not that these securities will be sold before recovering their cost basis.

For all fixed-maturity securities in an unrealized loss position at December 31, 2013, the Company has received all contractual interest payments (and principal if applicable). Based on the continuing receipt of cash flow and the foregoing analyses, management expects continued timely payments of principal and interest and considers the losses to be temporary.

The unrealized loss position associated with the fixed-maturity portfolio was $23.6 million as of December 31, 2013, consisting primarily of municipal bonds, corporate and other bonds and U.S. Treasury securities of $19.9 million. The total fixed-maturity portfolio of gross unrealized losses included 490 securities which were, in aggregate, approximately 3.0% below amortized cost. Of the 490 fixed maturity investments identified, 68 have been in an unrealized loss position for more than 12 months. The total unrealized loss on these investments at December 31, 2013 was $4.2 million. Management does not consider these investments to be other-than-temporarily impaired.

For common stocks, there were 20 securities in a loss position at December 31, 2013 totaling $2.6 million. Management evaluated the financial condition of the common stock issuers, the severity and duration of the impairment, and our ability and intent to hold to recovery and determined these securities are not OTTI. The evaluation consisted of a detailed review, including but not limited to some or all of the following factors for each security: the current S&P rating, analysts’ reports, past earnings trends and analysts’ earnings expectations for the next 12 months, liquidity, near-term financing risk, and whether the company was currently paying dividends on its equity securities. Management does not consider these investments to be other-than-temporarily impaired.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

The following table presents information regarding invested assets that were in an unrealized loss position at December 31, 2013 and December 31, 2012 by amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
December 31, 2013
U.S. Treasury securities	$273,217	$(7,726)	$-	$-	$273,217	$(7,726)
U.S. Agency securities	51,808	(561)	-	-	51,808	(561)
Municipal bonds	109,345	(5,056)	4,268	(1,201)	113,613	(6,257)
Corporate and other bonds
Finance	37,811	(1,005)	335	(23)	38,146	(1,028)
Industrial	124,869	(2,550)	10,023	(458)	134,892	(3,008)
Utilities	27,698	(805)	7,292	(1,085)	34,990	(1,890)
Commercial mortgage-backed securities	26,469	(597)	20,397	(1,157)	46,866	(1,754)
Residential mortgage-backed securities
Agency backed	37,660	(925)	5,166	(293)	42,826	(1,218)
Non-agency backed	1,027	(19)	182	(12)	1,209	(31)
Asset-backed securities	32,461	(103)	-	-	32,461	(103)
Total fixed-maturity securities	722,365	(19,347)	47,663	(4,229)	770,028	(23,576)
Preferred stocks	10,538	(2,285)	6,154	(251)	16,692	(2,536)
Common stocks	7,125	(28)	-	-	7,125	(28)
Short-term investments	3,897	(28)	-	-	3,897	(28)
Total, December 31, 2013	$743,925	$(21,688)	$53,817	$(4,480)	$797,742	$(26,168)
Tower	$663,127	$(19,335)	$23,096	$(2,034)	$686,223	$(21,369)
Reciprocal Exchanges	80,798	(2,353)	30,721	(2,446)	111,519	(4,799)
Total, December 31, 2013	$743,925	$(21,688)	$53,817	$(4,480)	$797,742	$(26,168)

December 31, 2012
U.S. Treasury securities	$44,347	$(13)	$-	$-	$44,347	$(13)
U.S. Agency securities	22,345	(76)	-	-	22,345	(76)
Municipal bonds	21,532	(235)	251	(9)	21,783	(244)
Corporate and other bonds
Finance	16,853	(1,095)	-	-	16,853	(1,095)
Industrial	53,576	(667)	4,188	(201)	57,764	(868)
Utilities	20,143	(191)	7	-	20,150	(191)
Commercial mortgage-backed securities	23,223	(141)	95	-	23,318	(141)
Residential mortgage-backed securities
Agency backed	59,009	(261)	25	(1)	59,034	(262)
Non-agency backed	815	(6)	588	(28)	1,403	(34)
Asset-backed securities	1,499	(2)	4,232	(12)	5,731	(14)
Total fixed-maturity securities	263,342	(2,687)	9,386	(251)	272,728	(2,938)
Preferred stocks	9,716	(155)	5,724	(326)	15,440	(481)
Common stocks	55,560	(4,292)	-	-	55,560	(4,292)
Total, December 31, 2012	$328,618	$(7,134)	$15,110	$(577)	$343,728	$(7,711)
Tower	$270,609	$(6,732)	$13,338	$(478)	$283,947	$(7,210)
Reciprocal Exchanges	58,009	(402)	1,772	(99)	59,781	(501)
Total, December 31, 2012	$328,618	$(7,134)	$15,110	$(577)	$343,728	$(7,711)

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Fixed-Maturity Investment—Time to Maturity

The following table shows the composition of the fixed-maturity portfolio by remaining time to maturity at December 31, 2013 and 2012. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date.

	Tower		Reciprocal Exchanges		Total
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2013
Remaining Time to Maturity
Less than one year	$33,305	$33,727	$7,866	$8,021	$41,171	$41,748
One to five years	507,388	513,841	39,469	41,381	546,857	555,222
Five to ten years	459,070	459,251	82,003	81,515	541,073	540,766
More than 10 years	100,977	102,801	41,069	39,693	142,046	142,494
Mortgage and asset-backed securities	263,417	280,526	79,070	81,939	342,487	362,465
Total	$1,364,157	$1,390,146	$249,477	$252,549	$1,613,634	$1,642,695
December 31, 2012
Remaining Time to Maturity
Less than one year	$30,082	$30,614	$2,678	$2,715	$32,760	$33,329
One to five years	489,939	510,523	45,576	47,275	535,515	557,798
Five to ten years	564,556	607,711	76,480	80,009	641,036	687,720
More than 10 years	346,410	379,045	57,628	62,542	404,038	441,587
Mortgage and asset-backed securities	495,249	536,255	81,588	88,022	576,837	624,277
Total	$1,926,236	$2,064,148	$263,950	$280,563	$2,190,186	$2,344,711

Other Invested Assets

The following table shows the composition of the other invested assets as of December 31, 2013 and 2012:

($ in thousands)	2013	2012
Limited partnerships, equity method	$46,521	$23,864
Real estate, amortized cost	6,054	7,422
Securities reported under the fair value option:	43,580	25,000
Other	-	1,500
Total	$96,155	$57,786

Securities reported under the fair value option include eight securities for which the Company has elected the fair value option. This election was made to simplify the accounting for these instruments which contain embedded derivatives and other features.

The significant inputs used to determine fair value of these limited partnerships are considered Level 3 pursuant to the fair value hierarchy. See “Note 6 – Fair Value Measurements” below. As of December 31, 2013, the Company and its insurance companies had future funding commitments of $45.3 million including but not limited to the limited partnerships.

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

Tower Group International, Ltd.

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

The Additional Payment derivative’s fair value was calculated as discussed in “Note 3 – Canopius Merger Transaction.” The significant unobservable inputs included the estimated sales price Bregal could sell Canopius Group to a third party and the probability of such a sale closing. In December 2013, Bregal executed a stock purchase agreement with a third party.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

As of December 31, 2013 and 2012, the Company’s financial instruments carried at fair value are allocated among levels as follows:

($ in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2013
Fixed-maturity securities
U.S. Treasury securities	$-	$363,962	$-	$363,962
U.S. Agency securities	-	111,221	-	111,221
Municipal bonds	-	279,106	-	279,106
Corporate and other bonds	-	522,516	3,426	525,942
Commercial mortgage-backed securities	-	204,906	-	204,906
Residential mortgage-backed securities
Agency	-	63,341	-	63,341
Non-agency	-	34,856	-	34,856
Asset-backed securities	-	59,361	-	59,361
Total fixed-maturities	-	1,639,269	3,426	1,642,695
Equity securities	106,630	-	-	106,630
Short-term investments	-	5,897	-	5,897
Total investments at fair value	106,630	1,645,166	3,426	1,755,222
Other invested assets (1)	-	-	43,580	43,580
Other Assets
Additional Payment derivative	-	-	9,343	9,343
Other liabilities
Interest rate swap contracts	-	(6,066)	-	(6,066)
Debt and equity securities sold, not yet purchased	-	(11,099)	-	(11,099)
Total, December 31, 2013	$106,630	$1,628,001	$56,349	$1,790,980
Tower	$104,107	$1,375,452	$56,349	$1,535,908
Reciprocal Exchanges	2,523	252,549	-	255,072
Total, December 31, 2013	$106,630	$1,628,001	$56,349	$1,790,980

December 31, 2012
Fixed-maturity securities
U.S. Treasury securities	$-	$184,949	$-	$184,949
U.S. Agency securities	-	102,777	-	102,777
Municipal bonds	-	686,043	-	686,043
Corporate and other bonds	-	746,665	-	746,665
Commercial mortgage-backed securities	-	242,053	-	242,053
Residential mortgage-backed securities
Agency	-	295,716	-	295,716
Non-agency	-	42,156	-	42,156
Asset-backed securities	-	44,352	-	44,352
Total fixed-maturities	-	2,344,711	-	2,344,711
Equity securities	146,258	-	-	146,258
Short-term investments	-	4,750	-	4,750
Total investments	146,258	2,349,461	-	2,495,719
Other invested assets (2)	-	-	25,000	25,000
Other liabilities
Interest rate swap contracts	-	(9,016)	-	(9,016)
Debt and equity securities sold, not yet purchased	-	(17,101)	-	(17,101)
Total, December 31, 2012	$146,258	$2,323,344	$25,000	$2,494,602
Tower	$140,695	$2,042,780	$25,000	$2,208,475
Reciprocal Exchanges	5,563	280,564	-	286,127
Total, December 31, 2012	$146,258	$2,323,344	$25,000	$2,494,602

(1) $43.6 million of the $96.2 million Other invested assets reported on the consolidated balance sheet at December 31, 2013 is reported at fair value. The remaining $52.6 million of Other invested assets is reported under the equity method of accounting.

(2) $25.0 million of the $57.8 million Other invested assets reported on the consolidated balance sheet at December 31, 2012 is reported at fair value. The remaining $32.8 million of Other invested assets is reported under the equity method of accounting or at amortized cost.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

As of December 31, 2013, substantially all of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. For investments in active markets, we used the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices were unavailable, we used fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. When observable inputs were adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the GAAP fair value hierarchy.

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

Substantially all of the portfolio valuations at December 31, 2013 classified as Level 1 or Level 2 in the above table is priced by utilizing the services of several independent pricing services that provide the Company with a price quote for each security. There were no adjustments made to the prices obtained from the independent pricing sources and dealers on securities classified as Level 1 or Level 2.

In 2013, there were no transfers of investments between Level 1 and Level 2 and one investment transfer between Level 2 and Level 3. In 2012, there were no transfers of investments between Level 1 and Level 2 or between Level 2 and Level 3.

The fair values of the interest rate swaps were derived by using an industry standard swap valuation model with market based inputs for swaps having similar characteristics.

The fair values of the debt and equity securities sold, not yet purchased were derived by using quoted prices for similar securities in active markets. These instruments resulted in net realized gains of $.6 million for the year ended December 31, 2013.

The Company holds seven securities which are reported in other invested assets and have been classified as Level 3 of the fair value hierarchy. Management utilizes a discounted cash flow analysis to derive the fair values. Two of the seven securities, START VII CLO and HONDIUS CRAFT CLO, are credit linked notes which will mature in 2015 and 2017, respectively, and whose cash flows are supported by underlying short-term loans, the significant unobservable inputs include the underlying short-term loans’ probability of default and loss severity, and a discount for the security’s lack of marketability. Increases in the probability of default and loss severity assumptions (which generally move directionally with each other) would have the effect of decreasing the fair value of this security. The Company obtains credit ratings on the underlying short-term loans quarterly and considers these ratings when updating its assumptions. A third security, Aeolus CHIAT SAC, is an equity instrument which entitles the Company to residual interests of a finite life special purpose vehicle. The significant unobservable inputs include the estimated losses to be incurred by the vehicle and the equity instrument’s lack of marketability. The Company obtains quarterly financial data from the vehicle and evaluates the estimated incurred loss figure. An increase in the vehicle’s estimated incurred losses would have the effect of decreasing the instrument’s fair value. The remaining four securities are preferred equity interests in limited partnerships that invest in leisure hotels. The preferred interests pay a stated quarterly dividend with residual equity incentives payable after the General Partner’s minimum return thresholds are met. The significant unobservable inputs include the market discount rate and the instruments’ lack of marketability. The three of the four preferred equity interest investments closed in the latter part of June 2013 (and the fourth investment closed on July 1, 2013). These four preferred equity interest investments are carried at fair value with changes recorded in the statement of operations.

At December 31, 2013, management transferred a private convertible bond with a fair value of $3.4 million from Level 2 to Level 3. During the fourth quarter, management used a liquidation pricing methodology to determine the convertible bond’s fair value as of December 31, 2013 and the change in pricing methodology for this security resulted in the Company recording an OTTI loss of $3.6 million, which was reported through realized losses.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

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

The following table summarizes changes in Level 3 assets measured at fair value for the years ended December 31, 2013, 2012 and 2011 for Tower (the Reciprocal Exchanges do not have any Level 3 assets):

	Year Ended December 31,
	2013				2012 (1)	2011(1)
($ in thousands)	Other Invested Assets	Fixed Maturity Securities (2)	Additional Payment Derivative	Total
Beginning balance, January 1	$25,000	-	-	25,000	$25,000	$2,058
Total gains (losses)-realized / unrealized
Included in net income	(670)	-	2,081	(670)	-	(1,067)
Included in other comprehensive income (loss)	-	-	-	-	-	-
Purchases	19,250	-	7,262	28,593	-	25,000
Issuances	-	-	-	-	-	-
Settlements	-	-	-	-	-	-
Net transfers into (out of) Level 3	-	3,426	-	3,426	-	(991)
Ending balance, December 31,	$43,580	3,426	9,343	56,349	$25,000	$25,000

(1) All activity for years ended December 31, 2012 and 2011 is comprised of other invested assets

(2) Comprised of corporate and other bonds

Note 7—Goodwill, Intangible and Fixed Assets Impairments

Goodwill

Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. Under GAAP, the Company is required to allocate goodwill to each of its reporting units. On March 13, 2013, the Company recorded $28.1 million of goodwill in connection with the Canopius Merger Transaction (See “Note 3 – Canopius Merger Transaction”), which was mainly derived from synergies and economies of scale expected to result from the combined operations of the Company. Management allocated the goodwill recognized in the Canopius Merger Transaction to the Commercial Insurance reporting unit.

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

The process of evaluating goodwill for impairment requires judgments and assumptions to be made to determine the fair value of each reporting unit, including discounted cash flow calculations, assumptions that market participants would make in valuing

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

each reporting unit and the level of the Company’s own share price. Fair value estimates utilize both the market approach and income approach. Management considered valuation techniques such as peer company price-to-earnings and price-to-book multiples and an in-depth analysis of projected future cash flows and relevant discount rates, which considered market participant inputs. Other significant assumptions include levels of surplus available for distribution, future business growth and earnings projections for each reporting unit. Estimates of fair value are subject to assumptions that are sensitive to change and represent the Company’s reasonable expectation regarding future developments. Management also considers the implied control premium derived from its market capitalization and the implied fair value of the enterprise.

In its 2012 annual impairment test, management determined that a greater risk of future impairment existed for the Commercial Insurance reporting unit. During the second quarter of 2013, management in its judgment concluded a quarterly impairment test was required as a result of the reorganization and significant prior years’ loss reserves incurred (see “Note 10 – Loss and Loss Adjustment Expense”). In the third quarter of 2013, as a result of the additional significant prior years’ loss reserves incurred, management in its judgment concluded a quarterly impairment test was required again as of September 30, 2013 in the preparation of the September 30, 2013 consolidated financial statements.

In conducting the goodwill impairment analysis as of June 30, 2013, the Company tested the reporting units prior to the reorganization as required by GAAP. The Company estimated each of the reporting units’ fair values using a market multiple approach based on tangible book values. Historically, the Company also utilized market multiple approaches based on (i) book value, (ii) estimates of projected results for future periods, and (iii) a valuation technique using discounted cash flows. However, based upon the significance of the loss reserve charge recorded in the second quarter of 2013, the reduction to Tower’s insurance subsidiaries’ capital and surplus levels (see “Note 18 – Statutory Financial Information”), management in its judgment concluded a multiple of tangible book value was most indicative of a price a market participant would pay for the reporting units. In addition, the Commercial Insurance reporting unit’s estimated fair value was adjusted for the expected capital infusion a market participant would be expected to fund into the insurance businesses to maintain historical rating agency ratings.

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

Accordingly, the Company performed a Step 2 impairment test on the Personal Insurance reporting unit. Based on the results, the Company recorded a non-cash goodwill impairment charge of $55.5 million to write-down all of the goodwill in the Personal Insurance reporting unit as of September 30, 2013. As of December 31, 2013, the Company had no goodwill reported on its consolidated balance sheet.

Marine and Energy Acquisition goodwill

In the third quarter of 2013, the Company accounted for the Marine and Energy Acquisition as a business combination and recorded $1.9 million of goodwill in the Commercial Insurance reporting unit. As of September 30, 2013, in response to the significant business developments discussed in “Note 1 – Nature of Business,” management in its judgment concluded this goodwill was fully impaired.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

The following table reflects the changes to goodwill during the years ended December 31, 2013 and 2012 and is presented using the reporting units prior to the reorganizations.

($ in thousands)	Commercial Insurance	Personal Insurance	Total
Balance, January 1, 2012	$185,918	$55,540	$241,458
Adjustments	-	-	-
Balance, December 31, 2012	185,918	55,540	241,458
Goodwill from Canopius Merger Transaction	28,131	-	28,131
Goodwill from Marine and Energy acquisition	1,853	-	1,853
Goodwill impairment	(215,902)	(55,540)	(271,442)
Total, December 31, 2013	$-	$-	$-

Intangible Assets

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer relationships and trademarks. Insurance company licenses and management contracts are considered indefinite life intangible assets subject to annual impairment testing.

The components of intangible assets and their useful lives, accumulated amortization, and net carrying value as of December 31, 2013 and 2012 are as follows:

		December 31, 2013			December 31, 2012
($ in thousands)	Useful Life (in-yrs)	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Amount
Insurance licenses	-	$19,003	$-	$19,003	$19,003	$-	$19,003
Management contracts	-	54,600	-	54,600	54,600	-	54,600
Customer relationships	10-25	57,890	(53,030)	4,860	57,890	(26,754)	31,136
Trademarks	5	5,290	(3,817)	1,473	5,290	(3,261)	2,029
Total		$136,783	$(56,847)	$79,936	$136,783	$(30,015)	$106,768
Tower		$128,283	$(54,684)	$73,599	$128,283	$(28,369)	$99,914
Reciprocal Exchanges		8,500	(2,163)	6,337	8,500	(1,646)	6,854
Total		$136,783	$(56,847)	$79,936	$136,783	$(30,015)	$106,768

The activity in the components of intangible assets for the years ended December 31, 2013 and 2012 consisted of intangible assets acquired from business combinations and amortization expense as shown in the table below:

($ in thousands)	Insurance Licenses	Management Contracts	Customer Relationships	Trademarks	Total
Balance, January 1, 2012	$19,003	$54,600	$38,463	$2,854	$114,920
Additions	-	-	-	-	-
Amortization	-	-	(7,327)	(825)	(8,152)
Balance, December 31, 2012	$19,003	$54,600	$31,136	$2,029	$106,768
Tower	$16,003	$54,600	$28,600	$711	$99,914
Reciprocal Exchanges (a)	3,000	-	2,536	1,318	6,854
Total, December 31, 2012	$19,003	$54,600	$31,136	$2,029	$106,768
Additions	-	-	-	-	-
Amortization	-	-	(4,359)	(556)	(4,915)
Impairment	-	-	(21,917)	-	(21,917)
Balance, December 31, 2013	$19,003	$54,600	$4,860	$1,473	$79,936
Tower	$16,003	$54,600	$2,608	$388	$73,599
Reciprocal Exchanges	3,000	-	2,252	1,085	6,337
Total, December 31, 2013	$19,003	$54,600	$4,860	$1,473	$79,936

(a) In 2012, Tower transferred a licensed insurance subsidiary shell to the Reciprocal Exchanges, as discussed in Note 2-Accounting Policies and Procedures. This resulted in classifying $2.6 million insurance licenses out of Tower and into the Reciprocal Exchange.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Intangible asset impairment testing and amortization

The Company performs an analysis at least annually to identify potential impairment of intangible assets with both definite and indefinite lives and measures the amount of any impairment loss that may need to be recognized. Intangible asset impairment testing requires an evaluation of the estimated fair value of each identified intangible asset to its carrying value. An impairment charge could be recorded if the estimated fair value is less than the carrying amount of the intangible asset. Management assessed the carrying value of its intangible assets in the second quarter of 2013, and concluded an impairment charge of $3.8 million was required to reduce its customer relationship intangible assets. These charges are reported in Other Operating Expenses in the consolidated statements of operations. In addition, after further reserve increases and A.M. Best rating downgrades in the third quarter of 2013, management in its judgment concluded an impairment charge of another $18.1 million was required to further reduce the customer relationship intangible asset.

As of December 31, 2013, the Company has $4.9 million of customer relationships and $54.6 million of management contracts recorded as intangible assets. Subsequent intangible asset assessments could result in impairment due to future unfavorable developments, including rating agency downgrades, significant declines in renewal retention rates or increases in expected loss ratios.

No impairments were identified during the years ended December 31, 2012 and 2011, respectively.

The Company recorded amortization expense related to intangible assets with definite lives of $4.9 million, $8.2 million and $8.9 million in the years ended December 31, 2013, 2012 and 2011, respectively. The estimated amortization expense associated with these intangible assets for each of the next five years is:

($ in thousands)	Tower	Reciprocal Exchanges	Total
2014	$544	$466	$1,010
2015	303	405	708
2016	191	354	545
2017	171	311	482
2018	155	276	431

Fixed Assets

Furniture, leasehold improvements, computer equipment, and software, including internally developed software, are reported at cost less accumulated depreciation and amortization. As of December 31, 2012, gross fixed assets and capital leases were $194.0 million and accumulated depreciation was $54.7 million (for net fixed assets and capital leases of $139.3 million).

As a result of ratings downgrades and the expected significant declines in net written premiums and other items more fully discussed in Significant Business Developments and Risks and Uncertainties in “Note 1 – Nature of Business”, management tested fixed assets for recoverability in 2013.

Long-lived tangible assets that an entity will continue to hold and use should be reviewed for impairment, which includes two steps. The first step in the impairment test is to determine whether the long-lived assets are recoverable as measured by comparing net carrying value of the asset or asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset or asset group. In performing this step, management concluded that the sum of the undiscounted cash flows was less than the carrying value of the asset group. Accordingly, the Company performed an impairment analysis in which the implied fair value of the fixed assets was determined to be lower than the carrying value.

Management determined the fair value of fixed assets by (i) calculating an estimated software charge (i.e. fee for use of software) a market participant would pay the owner of the asset in return for the ability to use the Company’s software and (ii) performing an orderly liquidation value analysis ranging from 0%-15% for furniture, leasehold improvements and computer equipment, and concluded the fixed assets were impaired as of September 30, 2013. The Company recorded a non-cash charge to earnings of $125.8 million in 2013. This charge is recorded within Goodwill and fixed-assets impairment in the statement of operations. As of December 31, 2013, the Company has recorded $19.7 million of fixed assets in Other Assets on the consolidated balance sheet.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Note 8—Deferred Acquisition Costs (“DAC”)

Acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty business for the year ended December 31, 2013, 2012 and 2011 as follows:

	Year Ended December 31,
	2013			2012			2011
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total
Deferred acquisition costs, net, January 1	$169,834	$11,364	$181,198	$156,992	$11,866	$168,858	$145,917	$18,206	$164,123
Cost incurred and deferred:
Commissions and brokerage	266,987	32,425	299,412	298,701	31,266	329,967	279,699	31,837	311,536
Other underwriting and acquisition costs	58,846	7,627	66,473	68,238	7,467	75,705	64,416	5,896	70,312
Ceding commission revenue	(101,640)	(18,987)	(120,627)	(25,052)	(15,878)	(40,930)	(20,082)	(11,446)	(31,528)
Net costs incurred and deferred	224,193	21,065	245,258	341,887	22,855	364,742	324,033	26,287	350,320
Amortization	(308,542)	(22,818)	(331,360)	(329,045)	(23,357)	(352,402)	(312,958)	(32,627)	(345,585)
Deferred acquisition costs, net, December 31,	$85,485	$9,611	$95,096	$169,834	$11,364	$181,198	$156,992	$11,866	$168,858

Note 9—Reinsurance

The Company utilizes various excess of loss, quota share and catastrophe reinsurance programs to limit its exposure to a maximum loss on any one risk. In addition, as disclosed in “Note 1 – Nature of the Business,” as a result of the 2013 significant business developments, Tower entered into reinsurance agreements with Arch, Hannover and Southport Re.

Under the terms of the excess of loss programs in 2013, Tower was at risk for $5.0 million on property, $3.5 million on workers’ compensation and $2.5 million on umbrella. The Company then had reinsurance coverage up to $30 million for property, $60 million for workers’ compensation, and $5 million for umbrella. In addition the Company also had “clash coverage” in effect for 2013 for a limit of $5 million in excess of $5 million which applies to the aggregate liability for liability losses from multiple insureds involved in the same occurrence.

Tower’s 2013 quota share reinsurance program ceded 40.0% of the homeowners business written by the companies obtained in the OBPL transaction in the north east. This coverage had a $250 million per occurrence cap. Tower also ceded 30% of the homeowners business written by the other Tower companies in the north east. This coverage had a $230 million occurrence cap. On November 1, 2013, Tower placed a 35% quota share on the same homeowners subject business. This coverage has an occurrence limit of 135% of the ceded earned premium and will expire on May 31, 2014.

On July 1, 2013, Tower ceded 17.5% of its auto liability, other liability and commercial package brokerage business to Arch. This coverage has an occurrence limit of $25 million and a loss ratio cap of 120% of the ceded reinsurance premium. This coverage expired on December 31, 2013, on a run-off basis. On July 1, 2013, Tower also ceded 14.0% of its auto liability, other liability, workers’ compensation and commercial package brokerage business to Hannover. This coverage had occurrence limits of $10 million for PCS events, $5 million for auto liability, other liability and commercial package liability, $2 million for workers’ compensation and a per risk limit of $5 million for commercial package property, and a loss ratio cap of 110%. This coverage expired on December 31, 2013, on a run-off basis.

Effective July 1, 2013, Tower ceded 30% quota share of its workers’ compensation and employer’s liability business to Southport Re. The agreement covered losses occurring on or after July 1, 2013 for policies in force as of June 30, 2013 and policies written or renewed during the term of the agreement, subject to a maximum liability of $1.5 million per loss occurrence and has been accounted for using deposit accounting treatment. Deposit assets of $28.7 million as of December 31, 2013 are reflected in Other assets in the consolidated balance sheet. Effective July 1, 2013, Tower also purchased from Southport Re an Aggregate Excess of Loss Agreement covering a portion of the losses incurred by Tower on its workers’ compensation and employer’s liability business between January 1, 2011 and May 31, 2013, but paid by on or after June 1, 2013. The coverage was provided in three layers. Each layer provided coverage for varying percentages of losses per underwriting period, not to exceed a specified percentage of the earned premium on the subject business through May 31, 2013, up to caps applicable to each of the layers. The Southport Quota Share and Southport Re ADCs were terminated on February 14, 2014, after determining that such reinsurance agreements were no longer necessary as of result of Tower’s recent rating agency downgrades. In 2014, the company will record a gain of approximately $6.4 million resulting from the terminations.

The Company also purchases property catastrophe reinsurance on an excess of loss basis above a specified retention to protect itself from an accumulation of losses resulting from a catastrophic event. At the July 1, 2013 renewal of its property catastrophe program, the Company maintained a retention of $75 million per catastrophe, had 100% catastrophe protection for the next $925 million of loss above the $75 million.

In 2013 Tower purchased an Original Insured Market Loss Warranty basis, whereby the Company can recover up to the limit of the contract for its ultimate net loss arising from the windstorm peril in the Northeast in an event where the insured market loss exceeds a specified threshold.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

On January 3, 2014, concurrently with the execution of the ACP Re Merger Agreement, Tower had entered into two Cut-Through Reinsurance Agreements, pursuant to which a subsidiary of AmTrust and a subsidiary of NGHC agreed to provide 100% quota share reinsurance and a cut-through endorsement to cover all eligible new and renewal commercial and personal lines business, respectively, and at their option, losses incurred on or after January 1, 2014 on not less than 60% of the in-force business. Tower received confirmation on January 16, 2014 from AmTrust and NGHC that they would exercise such option to reinsure on a cut -through basis losses incurred on or after January 1, 2014 under in-force policies with respect to (1) in the case of AmTrust, a significant majority of Tower’s unearned premium reserves as of December 31, 2013 with respect to its ongoing commercial lines business, and (2) in the case of NGHC, 100% of Tower’s unearned premium reserves as of December 31, 2013 with respect to its personal lines segment business. Tower received a 20% ceding commission from AmTrust or NGHC on all Tower premiums that are subject to the Cut-Through Reinsurance Agreements.

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

Tower’s 2012 quota share reinsurance cedes 35.5% of the homeowners business written by the companies obtained in the OBPL transaction in the north east. This coverage has a $288 million per occurrence cap.

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

The Company maintains funds held liabilities under the liability quota share reinsurance agreements written in 2010 and prior years and is required to credit interest to the reinsurers with annual effective yields ranging from 2.5% to 4.0% on the monthly balance in the funds held liability accounts. The amounts credited for 2012, 2011 and 2010 were $3.9 million, $3.6 million and $2.7 million, respectively, and have been recorded as interest expense. The funds held under reinsurance agreements liability increased from $98.1 million as of December 31, 2012 to $222.1 million as of December 31, 2013 as a result of reinsurance treaties executed in the third and fourth quarters of 2013.

The Reciprocal Exchanges are not party to the reinsurance agreements discussed above, except for the homeowners quota share treaty whereby in 2013 they ceded 40.0% of homeowners business written. The Reciprocal Exchanges were covered under this treaty in 2012, 2011 and 2010. The Reciprocal Exchanges are also protected under a property catastrophe reinsurance cover placed on an excess of loss basis. In 2012, 2011 and 2010, this coverage was for 100% of $150 million in excess of a $10 million retention and in 2013 it was for $170 million in excess of $10 million.

Impact of Reinsurance on Premiums

The table below shows direct, assumed and ceded premiums for the years ended December 31, 2013, 2012 and 2011:

($ in thousands)	Direct	Assumed	Ceded	Net
2013
Premiums written	$1,606,249	$121,411	$495,045	$1,232,615
Change in unearned premiums	111,252	187,520	18,472	280,300
Premiums earned	$1,717,501	$308,931	$513,517	$1,512,915

2012
Premiums written	$1,755,157	$215,915	$231,691	$1,739,381
Change in unearned premiums	3,969	(31,370)	(9,884)	(17,517)
Premiums earned	$1,759,126	$184,545	$221,807	$1,721,864

2011
Premiums written	$1,692,282	$118,642	$172,333	$1,638,591
Change in unearned premiums	(8,262)	(12,890)	23,589	(44,741)
Premiums earned	$1,684,020	$105,752	$195,922	$1,593,850

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Reinsurance Balances

As of December 31, 2013 and 2012, the Company had $440.4 million and $495.9 million, respectively, of reinsurance recoverables and ceded unearned premiums with reinsurers rated A- or higher by A.M. Best. These represented 53.0% and 91.7%, respectively, of the Company’s total reinsurance recoverables as of those dates. As of December 31, 2013 and 2012, the largest reinsurance recoverable balance with any one reinsurer was approximately 364.2% and 8.6% of the Company’s shareholders’ equity. The largest reinsurance recoverable balance as of December 31, 2013 was due from Southport Re, of which 96.1% was collateralized or in a funds withheld account.

The Company did not record any modifications of its reinsurance recoverables on paid or unpaid losses in the years ended December 31, 2013, 2012 or 2011. The Company recorded no allowance for credit losses on its reinsurance recoverables on paid or unpaid losses as of December 31, 2013 or 2012. The Company did not consider that any of its undisputed reinsurance recoverables on paid or unpaid losses as of years ended December 31, 2013 and 2012 to be past due. As discussed in “Note 17 – Contingencies”, certain reinsurance agreements are subject to legal proceedings.

Under certain reinsurance agreements, collateral and letters of credit (“collateral”) are held to secure performance of reinsurers in meeting their obligations. The amount of such collateral was $540.7 million and $189.6 million at December 31, 2013 and 2012, respectively. The collateral we hold does not apply to our entire outstanding reinsurance recoverable. Rather, collateral is provided on an individual basis. For each individual reinsurer, the collateral held may exceed or fall below the total outstanding recoverable from that individual reinsurer.

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

The estimated ultimate loss ratios are the Company’s best estimate based on facts and circumstances known at the end of each period that losses are estimated. The estimation process is complex and involves the use of informed estimates, judgments and actuarial methodologies relative to future claims severity and frequency, the length of time for losses to develop to their ultimate level, possible changes in law and other external factors. The same uncertainties associated with estimating loss and loss adjustment expense reserves affect the estimates of ceding commissions earned. The Company monitors and adjusts the ultimate loss ratio on a quarterly basis to determine the effect on the commission rate and ceding commissions earned. The decrease in estimated ceding commission income relating to prior years recorded in 2013, 2012 and 2011 was $9.8 million, $4.2 million and $0.1 million, respectively.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Note 10—Loss and Loss Adjustment Expense

The components of the liability for loss and LAE expenses and related reinsurance recoverables for the years ended December 31, 2013 and 2012 are as follows:

	Tower		Reciprocal Exchanges		Total
($ in thousands)	Gross Liability	Reinsurance Recoverable	Gross Liability	Reinsurance Recoverable	Gross Liability	Reinsurance Recoverable
December 31, 2013
Case-basis reserves	$936,751	$290,080	$63,198	$5,945	$999,949	$296,025
IBNR reserves	1,037,220	267,377	44,116	7,458	1,081,336	274,835
Recoverable on paid losses	-	66,974	-	1,989	-	68,963
Total, December 31, 2013	$1,973,971	$624,431	$107,314	$15,392	$2,081,285	$639,823
December 31, 2012
Case-basis reserves	$913,411	$79,911	$63,465	$10,160	$976,876	$90,071
IBNR reserves	846,477	327,157	72,326	42,229	918,803	369,386
Recoverable on paid losses	-	16,927	-	682	-	17,609
Total, December 31, 2012	$1,759,888	$423,995	$135,791	$53,071	$1,895,679	$477,066

The following tables provide a reconciliation of the beginning and ending consolidated balances for unpaid losses and LAE for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013			2012
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total
Balance at January 1,	$1,759,888	$135,791	$1,895,679	$1,495,839	$136,274	$1,632,113
Less reinsurance recoverables on unpaid losses	(407,068)	(52,389)	(459,457)	(280,968)	(11,253)	(292,221)
	1,352,820	83,402	1,436,222	1,214,871	125,021	1,339,892
Net reserves, at fair value, of acquired entities	166,868	-	166,868	-	-	-
Reduction in net reserves for the Southport Re agreements (i)	(306,833)	-	(306,833)	-	-	-
Incurred related to:
Current year	871,767	109,946	981,713	1,066,411	118,099	1,184,510
Prior years unfavorable/(favorable) development	533,038	5,083	538,121	88,129	(8,881)	79,248
Total incurred	1,404,805	115,029	1,519,834	1,154,540	109,218	1,263,758
Paid related to:
Current year	502,791	73,771	576,562	431,437	98,682	530,119
Prior years	696,365	32,739	729,104	585,154	52,155	637,309
Total paid	1,199,156	106,510	1,305,666	1,016,591	150,837	1,167,428
Net balance at end of period	1,418,504	91,921	1,510,425	1,352,820	83,402	1,436,222
Add reinsurance recoverables on unpaid losses	555,468	15,392	570,860	407,068	52,389	459,457
Balance at December 31,	$1,973,972	$107,313	$2,081,285	$1,759,888	$135,791	$1,895,679

(i) In the third quarter of 2013, Tower executed the Southport Re ADCs (see “Note 1 - Nature of the Business” for further description). The Southport Re ADCs resulted in a direct reduction to net loss reserves. A deferred gain of $12.5 million was recorded on the Southport Re ADCs and is reported in Other Liabilities. In addition, Tower executed the Southport Re Quota Share in the third quarter of 2013. This treaty is accounted for using deposit accounting and reduced the net reserves by $7.2 million.

	Year Ended December 31,
	2011
($ in thousands)	Tower	Reciprocal Exchanges	Total
Balance at January 1,	$1,439,106	$171,315	$1,610,421
Less reinsurance recoverables on unpaid losses	(265,592)	(11,384)	(276,976)
	1,173,514	159,931	1,333,445
Net reserves, at fair value, of acquired entities	-	-	-
Incurred related to:
Current year	933,791	142,254	1,076,045
Prior years unfavorable/(favorable) development	38,776	(37,835)	941
Total incurred	972,567	104,419	1,076,986
Paid related to:
Current year	337,268	59,078	396,346
Prior years	593,942	80,251	674,193
Total paid	931,210	139,329	1,070,539
Net balance at end of period	1,214,871	125,021	1,339,892
Add reinsurance recoverables on unpaid losses	280,968	11,253	292,221
Balance at December 31,	$1,495,839	$136,274	$1,632,113

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Incurred losses and LAE for the year ended December 31, 2013 attributable to insured events of prior years increased by $538.1 million. Excluding the Reciprocal Exchanges the incurred losses and LAE increased by $533.0 million.

The consolidated net loss ratio, which includes the Reciprocal Exchanges, was 100.5% and 73.4% for the years ended December 31, 2013 and 2012, respectively. Excluding the Reciprocal Exchanges, the net loss ratio was 103.9% and 74.1% for the years ended December 31, 2013 and 2012, respectively. The Reciprocal Exchanges’ net loss ratio was 71.3% and 66.7% for the years ended December 31, 2013 and 2012, respectively.

Excluding the Reciprocal Exchanges, there was a reserve increase of $533.0 million for the year ended December 31, 2013 comprised of favorable development of $1.4 million in Personal Insurance, favorable development of $5.4 million in Assumed Reinsurance segment and adverse development of $539.8 million in Commercial Insurance.

Prior year development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects, although we recorded changes in ceding commissions on reinsurance treaties of $9.8 million for which the ceding commissions depend in part on loss experience. The Company’s management continually monitors claims activity to assess the appropriateness of carried case and incurred but not reported (“IBNR”) reserves, giving consideration to Company and industry trends.

Incurred losses and LAE for the years ended December 31, 2013 and 2012 included reductions in loss and loss expense reserves pertaining to the amortization of the reserve risk premium on loss reserves recorded in connection with the Company’s acquisitions in prior years. Excluding the Reciprocal Exchanges these reductions in loss reserves were $19.1 million and $7.2 million, respectively, for 2013 and 2012. The Reciprocal Exchanges had reductions in loss reserves of nil for 2013 and $2.5 million for 2012.

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

This process helps management set carried loss reserves based upon the actuaries’ best estimates, using estimates made by segment, product or line of business, territory, and accident year. The actuaries also separately estimate loss reserves from LAE reserves and within LAE reserves estimates are made for defense and cost containment expenses or Allocated Loss Adjustment Expenses (“ALAE”) and for other claims adjusting expenses or Unallocated Loss Adjustment Expenses (“ULAE”). The amount of loss and LAE reserves for reported claims is a matter of judgment based primarily upon a case-by-case evaluation of coverage, liability, injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and LAE reserves for unreported claims are determined using historical information by line of business as adjusted to current conditions. Due to the inherent uncertainty associated with the reserving process, the ultimate liability may differ, perhaps substantially, from the original estimate. Such estimates are regularly reviewed and updated, and any resulting adjustments are included in the current year’s results. Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Specifically, on at least a quarterly basis, we review, by line of business, existing reserves, new claims, changes to existing case reserves and paid losses with respect to the current and prior years. See “Business—Loss and Loss Adjustment Expense Reserves” for additional information regarding our loss and LAE reserves.

We segregate our data for estimating loss reserves. The property lines include Fire and Allied Lines, Homeowners-property, Commercial Multi-peril Property and Automobile Physical Damage. The casualty lines include Homeowners-liability, Commercial Multi-peril Liability, Other Liability, Workers’ Compensation, Commercial Automobile Liability, and Personal

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Automobile Liability. Commercial Insurance segment reserves are estimated separately from Personal Insurance segment reserves. For the Commercial Insurance segment we analyze reserves by line of business and, where appropriate, by program. Within the Personal Insurance segment, we estimate loss and loss expenses reserves separately for the Reciprocal Exchanges, which we manage, and for our owned companies. We utilize line of business breakdowns and, where appropriate, analyze results separately by state.

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

For claims that are defended by in-house attorneys, we attribute to each of these claims a fixed fee for defense work. We allocate to each of these litigated claims 50% of the fixed fee when litigation on a particular claim begins and 50% of the fee when the litigation is closed. The fee is adjusted periodically to reimburse our in-house legal department for all their costs.

We determine ULAE reserves by applying a paid-to-paid ratio to the case and IBNR reserves by line of business. The paid-to-paid ratio is based on the ratio of ULAE payments to loss and ALAE payments for last three calendar years. For some types of claims and for some programs where we utilize third-party administrators (“TPA”) to adjust claims, we pay them fees which are included in ULAE. In some cases, we arrange for fixed percentages of premiums earned to be the fee for claims administration, and in other cases we arrange for fixed fees per claim or hourly charges for ULAE services. The reserves for ULAE for these situations is estimated based upon the particular arrangement for these types of claims by product or program.

Note 11—Shareholders’ Equity

Shares of Common Stock Issued

As previously discussed in “Note 3 – Canopius Merger Transaction”, the Canopius Merger Transaction was accounted for as a reverse acquisition with TGI treated as the accounting acquirer. Accordingly, Tower’s historical common stock balance immediately prior to the Merger is the historical common stock of TGI adjusted for the number of shares issued in the Canopius Merger Transaction by the Company to TGI shareholders (i.e., TGI’s outstanding shares immediately prior to the Canopius Merger Transaction multiplied by the conversion ratio of 1.1330).

Canopius Bermuda had 14,025,737 outstanding common shares outstanding on March 13, 2013 which were sold by Canopius Group to third-party investors in connection with the Canopius Merger Transaction.

For the years ended December 31, 2013 and 2012, 2,674 and no new common shares, respectively, were issued as the result of employee stock option exercises and 242,626 and 422,176 new common shares, for the same periods, respectively, were issued as the result of restricted stock grants.

For the years ended December 31, 2013 and 2012, 345,946 and 117,377 shares, respectively, of common stock were purchased from employees in connection with the vesting of restricted stock issued under the 2008 Long Term Equity Compensation Plan (the “Plan”). The shares were withheld at the direction of employees as permitted under the Plan in order to pay the expected

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

amount of tax liability owed by the employees from the vesting of those shares. In addition, for the years ended December 31, 2013 and 2012, 57,080 and 28,513 shares, respectively, of common stock were surrendered as a result of restricted stock forfeitures.

In connection with the Canopius Merger Transaction, all Treasury shares held by TGI as of the effective date of the Canopius Merger Transaction were cancelled. There were 55,471 Treasury shares of the Company held at December 31, 2013.

Share Repurchase Program

The Board of Directors of Tower approved a $100 million share repurchase program on March 3, 2011. This authorization was in addition to the $100 million share repurchase program approved on February 26, 2010. Purchases under both programs could be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. In the year ended December 31, 2012, 1.2 million shares were purchased under these programs at an aggregate consideration of $21.0 million. The March 3, 2011 and February 26, 2010 share repurchase programs were terminated in March 2013.

Tower’s Board of Directors approved a $50 million share repurchase program on May 7, 2013. Purchases under this program can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. In 2013 no shares of common stock were purchased under this program.

Dividends Declared

On November 14, 2013, the Company announced that its Board of Directors determined that it would not declare and pay a dividend to shareholders in the fourth quarter of 2013. The Company paid quarterly dividends of $0.165 per share on February 28, 2013, June 21, 2013 and September 20, 2013.

The Company will not resume paying dividends in the near future even if the necessary financial conditions are met and if sufficient cash is available for distribution.

Note 12—Accumulated Other Comprehensive Income

The following table provides a summary of changes in accumulated other comprehensive income, by component, for year ended December 31, 2013, with all amounts reflected net of income taxes and noncontrolling interest:

($ in thousands)	Unrealized gains (losses) on available for sale securities	Gains (losses) on cash flow hedges	Cumulative translation adjustments	Total
Balance at December 31, 2012	$87,412	$(5,860)	$1,204	$82,756
Other comprehensive income before reclassifications, net of tax	(80,046)	(1,496)	(1,204)	(82,746)
Amounts reclassified from accumulated other comprehensive income, net of tax	(22,894)	3,377	-	(19,517)
Net current period other comprehensive income	(102,940)	1,881	(1,204)	(102,263)
Balance at December 31, 2013	$(15,528)	$(3,979)	$-	$(19,507)

The following provides a summary of the items that have been reclassified from accumulated other comprehensive income to net income in their entirety during the year ended December 31, 2013, including the line item on the consolidated statement of operations on which the impact is reflected. Unrealized gains (losses) on available for sale securities are reclassified from accumulated other comprehensive income when a security is sold or when a non-credit impairment is recorded. Gains (losses) on cash flow hedges are reclassified from accumulated other comprehensive income when the related hedged item (subordinated debentures floating rate interest payments) are recorded in the statement of operations.

($ in thousands)
Accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive income	Affected line item in the consolidated statement of operations
Unrealized gains (losses) on available for sale securities	$(22,894)	Other net realized investment gains
	-	Income tax expense

	$(22,894)	Total net of income taxes

Gains (losses) on cash flow hedges interest rate swaps	$3,377	Interest expense
	-	Income tax expense

	$3,377	Total net of income taxes

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Note 13—Debt

The Company’s borrowings consisted of the following at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility	$-	$-	$70,000	$70,000
Convertible senior notes	147,712	129,525	144,673	152,063
Subordinated debentures	235,058	114,900	235,058	232,678
Total	$382,770	$244,425	$449,731	$454,741

The fair value of the convertible senior notes are determined utilizing recent transaction prices for these securities between third-party market participants and the fair value of the subordinated debentures are based on discounted cash flow analysis. The significant inputs used for fair value are considered Level 2 in the fair value hierarchy.

Aggregate Scheduled Maturities and Interest Expense

Aggregate scheduled maturities of the Company’s borrowings at December 31, 2013 are:

($ in thousands)
2014	$150,000	(a)
2033	20,620
2034	25,775
2035	13,403
2036	123,713
2037	51,547
	$385,058

(a) Amount reflected in balance sheet for convertible senior notes is net of unamortized original issue discount of $2.3 million

Total interest expense incurred, including interest expense on the funds held liabilities disclosed in “Note 9 – Reinsurance”, was $33.6 million, $32.6 million and $34.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

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

($ in millions) Issue Date	Issuer	Maturity Date	Early Redemption	Interest Rate	Amount of Investment in Common Securities of Trust	Principal Amount of Junior Subordinated Debenture Issued to Trust
May 2003	Tower Group Statutory Trust I	May 2033	At our option at par on or after May 15, 2008	Three-month LIBOR plus 410 basis points	$0.3	$10.3
September 2003	Tower Group Statutory Trust II	September 2033	At our option at par on or after September 30, 2008	Three-month LIBOR plus 400 basis points	$0.3	$10.3
May 2004	Preserver Capital Trust I	May 2034	At our option at par on or after May 24, 2009	Three-month LIBOR plus 425 basis points	$0.4	$12.4
December 2004	Tower Group Statutory Trust III	December 2034	At our option at par on or after December 15, 2009	Three-month LIBOR plus 340 basis points	$0.4	$13.4
December 2004	Tower Group Statutory Trust IV	March 2035	At our option at par on or after March 15, 2010	Three-month LIBOR plus 340 basis points	$0.4	$13.4
March 2006	Tower Group Statutory Trust V	April 2036	At our option at par on or after April 7, 2011	Three-month LIBOR plus 330 basis points	$0.6	$20.6
January 2007	Tower Group Statutory Trust VI	March 2037	At our option at par on or after March 15, 2012	8.16% until March 14, 2012; three-month LIBOR plus 300 basis points thereafter	$0.6	$20.6
September 2007	CastlePoint Bermuda Capital Trust I	December 2037	At our option at par on or after December 15, 2012	8.39% until December 14, 2012; three-month LIBOR plus 350 basis points thereafter.	$0.9	$30.9
December 2006	CastlePoint Management Statutory Trust II	December 2036	At our option at par on or after December 15, 2011	Three-month LIBOR plus 350 basis points	$1.6	$51.6
December 2006	CastlePoint Management Statutory Trust I	December 2036	At our option at par on or after December 15, 2011	Three-month LIBOR plus 350 basis points	$1.6	$51.6
Total					$7.1	$235.1

Under the terms for all of the subordinated debentures, an event of default may occur upon:

•	non-payment of interest on the subordinated debentures, unless such non-payment is due to a valid extension of an interest payment period;

•	non-payment of all or any part of the principal of the subordinated debentures;

•	our failure to comply with the covenants or other provisions of the indentures or the subordinated debentures;

•	bankruptcy or liquidation of us or the trusts; or

•

If an event of default occurs and is continuing, the entire principal and the interest accrued on the affected subordinated debentures and junior subordinated debentures may be declared to be due and payable immediately.

Interest Rate Swaps

In October 2010, the Company entered into interest rate swap contracts (the “Swaps”) with $190 million notional value to manage interest costs and cash flows associated with the floating rate subordinated debentures. The Swaps have terms of five years. The majority of the Swaps is forward starting and become effective when the respective subordinated debentures change from fixed to floating rates and convert the subordinated debentures to fixed rates ranging from 5.1% to 5.9%. As of December 31, 2013 and 2012, the Swaps had a fair value of $6.1 million and $9.0 million, respectively, in a liability position and are reported in Other Liabilities.

The Company has designated and accounts for the Swaps as cash flow hedges. The Swaps are considered to have no ineffectiveness and changes in their fair values will be recorded in Accumulated Other Comprehensive Income (“AOCI”), net of tax. For the years ended December 31, 2013, 2012 and 2011, $3.4 million, $1.6 million and $0.4 million, respectively, was reclassified from AOCI to interest expense for the effects of the hedges. As of December 31, 2013 and 2012, the Company had collateral on deposit with the counterparty amounting to $6.3 million and $9.1 million, respectively, pursuant to its Credit Support Annex.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

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

Convertible Senior Notes

In September 2010, TGI issued $150.0 million principal amount of 5.0% convertible senior notes (“the Notes”), which mature on September 15, 2014. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2011. Holders may convert their Notes into cash or common shares, at TGI’s option, at any time on or after March 15, 2014 or earlier under certain circumstances determined by: (i) the market price of TGI’s stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate transactions. Upon conversion, the Company intends to settle its obligation either entirely or partially in cash.

The adjusted conversion rate at December 31, 2013 is 41.4269 shares of common stock per $1,000 principal amount of the Notes (equivalent to a conversion price of $24.14 per share), subject to further adjustment upon the occurrence of certain events, including the following: if Tower issues shares of common stock as a dividend or distribution on shares of the common stock, or if Tower effects a share split or share combination; if Tower issues to all or substantially all holders of common stock any rights, options or warrants entitling them, for a period of not more than 45 calendar days after the announcement date of such issuance, to subscribe for or purchase shares of the common stock at a price per share that is less than the average of the last reported sales price of the common stock for the ten consecutive trading day period ending on the date of announcement of such issuance; if Tower distributes shares of its capital stock, other indebtedness, other assets or property of Tower or rights, options or warrants to acquire capital stock or other securities of Tower, to all or substantially all holders of capital stock; if any cash dividend or distribution is made to all or substantially all holders of the common stock, other than a regular quarterly cash dividend that does not exceed $0.110 per share; if Tower makes a payment in respect of a tender offer or exchange offer for common stock, and the cash and value of any other consideration included in the payment per share of common stock exceeds the last reported sale price of the common stock on the trading day next succeeding the last day on which the tenders or exchange may be made.

The proceeds from the issuance of the Notes were allocated to the liability component and the embedded conversion option, or equity component. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $11.5 million and $5.0 million of deferred origination costs relating to the liability component are being amortized into interest expense over the term of the Notes. After considering the contractual interest payments and amortization of the original issue discount, the Notes’ effective interest rate is 7.2%. Transaction costs of $0.4 million associated with the equity component were netted with the equity component in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $11.9 million for the year ended December 31, 2013.

The following table shows the amounts recorded for the Notes as of December 31, 2013 and 2012:

	December 31,
($ in thousands)	2013	2012
Liability component
Outstanding principal	$150,000	$150,000
Unamortized OID	(2,288)	(5,327)
Liability component	147,712	144,673
Equity component, net of tax	$7,469	$7,469

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

In March 2013, as a result of the Canopius Merger Transaction, the Company terminated the Note Hedges and Warrants. The Company received $2.4 million and paid $1.0 million to terminate the Note Hedges and Warrants, respectively. The effects of the terminations and an associated tax adjustment of $0.8 million were recorded directly to paid-in-capital in shareholders’ equity.

Note 14—Stock Based Compensation

2008 Long-Term Equity Compensation Plan (“2008 LTEP”)

In 2008, the Company’s Board of Directors adopted and its shareholders approved the 2008 LTEP, which amended and revised the 2004 Long-Term Equity Compensation Plan.

The 2008 LTEP provides for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), stock appreciation rights (“SARs”), restricted stock and restricted stock unit awards, performance shares and other cash or share-based awards. The maximum amount of share-based awards authorized is 2,325,446 of which 73,441 are available for future grants as of December 31, 2013.

2013 Long-Term Incentive Plan (“2013 LTIP”)

The Compensation Committee of the Board of Directors has established, beginning in 2013 a new Long Term Incentive Plan (the “2013 LTIP”), to replace the Company’s existing 2008 Long Term Equity Compensation Plan. The 2013 LTIP was approved by the shareholders in May 2013. The maximum amount of share-based awards authorized is 2,150,000 of which 2,147,531 are available for future grants as of December 31, 2013.

Restricted Stock

The following table provides an analysis of restricted stock activity for the years ended December 31, 2013, 2012 and 2011 (historical share counts and fair values have been adjusted for the 1.1330 share conversion ratio, as discussed more fully in “Note 3 – Canopius Merger Transaction”):

	Year Ended December 31,
	2013		2012		2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1	1,015,902	$20.38	1,120,090	$20.69	670,366	$20.39
Granted	242,626	18.09	422,176	19.77	741,185	21.01
Vested	(965,862)	20.38	(497,851)	20.94	(270,115)	20.79
Forfeitures	(57,080)	17.22	(28,513)	20.69	(21,346)	20.84
Outstanding, December 31,	235,586	$17.98	1,015,902	$20.38	1,120,090	$20.69

On March 13, 2013, 525,548 shares vested as a result of the Canopius Merger Transaction.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Stock Options

The following table provides an analysis of stock option activity for the years ended December 31, 2013, 2012 and 2011 (historical share counts and fair values have been adjusted for the 1.1330 share conversion ratio, as discussed more fully in “Note 3 – Canopius Merger Transaction”). As of December 31, 2013, the exercise price for all stock options exceeds the December 31, 2013 common share price.

	Year Ended December 31,
	2013		2012		2011
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, January 1	969,307	$17.78	969,307	$17.78	1,039,127	$17.66
Exercised	(2,674)	16.48	-	-	(39,215)	9.48
Forfeitures and expirations	(10,829)	20.19	-	-	(30,605)	24.35
Outstanding, December 31	955,804	$17.75	969,307	$17.78	969,307	$17.78
Exercisable, December 31	955,804	$17.75	969,307	$17.78	969,307	$17.78

All options outstanding as of December 31, 2013 are fully exercisable as shown on the following table:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Average Exercise Price	Number of Shares	Average Exercise Price
$10.01 - $20.00	769,833	2.6	$16.32	769,833	$16.32
$20.01 - $30.00	183,857	4.1	23.60	183,857	23.60
$30.01 - $40.00	2,114	1.1	30.35	2,114	30.35
Total Options	955,804	2.9	$17.75	955,804	$17.75

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

Stock Based Compensation Expense

The following table provides an analysis of stock based compensation expense for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
($ in thousands)	2013	2012	2011
Restricted stock
Expense, net of tax	$8,577	$6,043	$6,126
Value of shares vested	21,278	9,485	5,622
Value of unvested shares	796	15,967	19,940
Stock options
Expense, net of tax	-	-	105
Intrinsic value of outstanding options	-	1,149	1,150
Intrinsic value of vested outstanding options	-	1,149	1,150
Unrecognized compensation expense
Unvested restricted stock, net of tax	851	8,262	9,617
Weighted average years expense will be recognized	3.2	2.1	2.3

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Note 15—Income Taxes

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

The Company and TRL, its Bermuda reinsurance subsidiary, are deemed to have permanent establishments in Bermuda. The Bermuda companies have not and do not expect to be engaged in the conduct of a trade or business in the U.S. All transactions between Tower’s U.S.-based subsidiaries and the Bermuda companies are subject to transfer pricing rules. The Company has executed certain reinsurance treaties and service agreements between its U.S.-based subsidiaries and TRL and management believes these arrangements to be conducted at current market rates and in accordance with transfer pricing rules.

TGI files a consolidated Federal income tax return. The Reciprocal Exchanges are not included in TGI’s consolidated tax return as TGI does not have an ownership interest in the Reciprocal Exchanges, and they are not a part of the consolidated tax sharing agreement.

The provision for Federal, state and local income taxes consist of the following components for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013			2012			2011
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total
Current Federal income tax expense (benefit)	$3,000	$132	$3,132	$(17,400)	$593	$(16,807)	$6,951	$1,510	$8,461
Current state income tax expense (benefit)	553	-	553	200	-	200	(257)	-	(257)
Deferred Federal and state income tax (benefit)	5,285	(539)	4,747	(9,872)	(2,620)	(12,492)	4,175	1,672	5,847
Provision for income taxes	$8,838	$(407)	$8,431	$(27,072)	$(2,027)	$(29,099)	$10,869	$3,182	$14,051

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

	December 31,
	2013			2012
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total
Deferred tax assets:
Claims reserve discount	$26,994	$1,554	$28,548	$44,528	$1,747	$46,275
Unearned premium	22,614	5,819	28,433	55,134	5,928	61,062
Equity compensation plans	3,627	-	3,627	6,072	-	6,072
Net operating loss carryforwards	161,884	11,175	173,059	32,584	4,830	37,414
Convertible senior note and note hedge OID	-	-	-	618	-	618
AMT credits	2,008	611	2,619	1,846	508	2,354
Fair value of interest rate swap	2,123	-	2,123	3,155	-	3,155
Bad debt reserves	5,793	265	6,058	5,793	22	5,815
Deferred rent	1,977	-	1,977	1,905	-	1,905
Accrued interest from foreign affiliate	2,199	-	2,199	3,710	-	3,710
Adjustment on Retroactive Reinsurance	42,882	-	42,882	-	-	-
Depreciation and amortization	18,574	-	18,574	-	-	-
Other	2,052	1,754	3,806	-	1,008	1,008
Total gross deferred tax assets	292,727	21,178	313,905	155,345	14,043	169,388
Less: valuation allowance	275,332	17,593	292,925	2,258	4,726	6,984
Total deferred tax assets	17,395	3,585	20,980	153,087	9,317	162,404
Deferred tax liabilities:
Deferred acquisition costs net of deferred ceding commission revenue	11,010	3,319	14,329	59,387	3,864	63,251
Convertible senior note and note hedge OID	2,163	-	2,163	-	-	-
Depreciation and amortization	-	2,155	2,155	46,025	2,357	48,382
Net unrealized appreciation of securities	12,030	967	12,997	46,953	5,791	52,744
Surplus notes	2,519	16,325	18,844	1,800	17,024	18,824
Unconsolidated affiliate	-	-	-	3,843	-	3,843
Other	-	-	-	123	-	123
Total deferred tax liabilities	27,722	22,766	50,488	158,131	29,036	187,167
Net deferred income tax asset (liability)	$(10,327)	$(19,181)	$(29,508)	$(5,044)	$(19,719)	$(24,763)

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

During the year ended December 31, 2013, Tower’s U.S. taxed subsidiaries (excluding the Reciprocal Exchanges) recognized pre-tax losses of approximately $901.4 million. This resulted in $161.9 million of net operating loss carryforwards in ($161.2 million federal NOL and $0.7 million state NOL) the deferred tax inventory and a net deferred tax asset, before any valuation allowance, of $265.0 million (excluding the Reciprocal Exchanges) as of December 31, 2013. Including the Reciprocal Exchanges, the net deferred tax asset, before any valuation allowance, was $263.4 million.

At December 31, 2013, a full valuation allowance was recorded against the deferred tax assets. For the year ended December 31, 2013, $240.6 million of the valuation allowance was recorded in income tax expense (benefit) in the statement of operations and $32.5 million was recorded in other comprehensive income as a direct charge to shareholder’s equity ($33.7 million as a component of accumulated other comprehensive income and $(1.2) million as a component of additional paid in capital).

Management in its judgment concluded that a full valuation allowance was required for Tower’s U.S. taxed subsidiaries after its consideration of the cumulative three-year pre-tax loss in its U.S. taxed subsidiaries resulting from certain second quarter 2013 events and the 2012 pre-tax loss of $61.3 million. In the second quarter of 2013, the following items contributed significantly to pre-tax losses in Tower’s U.S. taxed subsidiaries: (i) $325.6 million of prior year reserve increases were recorded, of which $149.7 million related to Tower’s U.S. taxed subsidiaries, and (ii) a $214.0 million goodwill impairment charge, of which $185.9 million related to Tower’s U.S. taxed subsidiaries. Management believes that the negative evidence associated with the realizability of its net deferred tax asset, including the cumulative three-year pre-tax loss, the prior year adverse reserve development recorded in 2012 and 2013, and the effects of Hurricane Irene in 2011 and Superstorm Sandy in 2012 outweighed the positive evidence that the deferred tax assets, including the net operating loss carryforward, would be realized, and recorded the full valuation allowance. As of December 31, 2013, management continues to believe the negative evidence outweighs the positive evidence.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rates of tax, unless reduced by an applicable U.S. tax treaty, are four percent for non-life insurance premiums and one percent for life insurance and all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions, including amounts ceded through intercompany transactions. Tower incurred $8.3 million of federal excise tax in 2013.

Section 382 of the Internal Revenue Code (“Section 382”) imposes annual limitations on the ability of a corporation to utilize its net operating tax loss carryforwards (“NOLs”) if the corporation experiences an “ownership change” as defined in Section 382. We will perform a Section 382 limitation calculation to determine whether any changes in ownership during 2013, including changes in ownership resulting from the merger with Canopius, caused an “ownership change” that would result in an annual limitation under Section 382. As of December 31, 2013, the Tower NOL totaled $460.6 million, and the NOLs will expire in years 2019 through 2032.

Preserver Group, Inc. (“PGI”), acquired by the Company in 2007, and CastlePoint, acquired by the Company in 2009, had NOLs at the time of the acquisitions of $43.7 million and $17.4 million, respectively. As a result of the acquisitions, those NOLs of PGI and CastlePoint are subject to annual limitations of $2.8 million and $11.1 million, respectively. Any unused annual limitation may be carried over to later years. The PGI and CastlePoint NOLs will expire in years 2025 through 2029.

Additionally, Tower and the Reciprocal Exchanges have an AMT credit of $2.6 million that can be carried over indefinitely.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

As of December 31, 2013 and 2012, the Company had no material uncertain tax positions and no adjustments to liabilities or operations were required.

The Internal Revenue Service performed an audit of The Company’s 2006 and 2007 tax years and closed these audits in 2011 with no changes. Additionally, in 2011 the IRS performed an audit of CastlePoint and subsidiary’s federal income tax return for the period ended February 2009 and closed this audit with no changes. CastlePoint’s federal excise tax for the 2009 and 2010 tax years were examined by the IRS in 2012. This audit was closed in 2012 with no changes. One of the Reciprocal Exchanges was under an IRS excise tax examination for the 2011 tax year. This audit closed in 2013 with no changes. The 2008 and 2009 years closed by statute. At the end of March 2014, the IRS notified the Company that its 2010, 2011 and 2012 tax returns were selected for examination.

The provision for Federal income taxes incurred is different from that which would be obtained by applying the Federal income tax rate to net income before taxes. The items causing this difference at the consolidated level are as follows:

	Year Ended December 31,
	2013			2012			2011
($ in thousands)	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total	Tower	Reciprocal Exchanges	Total
Federal income tax expense at
U.S. statutory rate	$(326,239)	$(7,075)	$(333,314)	$(21,458)	$99	$(21,359)	$19,161	$4,820	$23,981
Rate differential on Non U.S. Operations	10,746	-	10,746	-	-	-	-	-	-
Tax exempt interest	(4,476)	(397)	(4,873)	(7,374)	(901)	(8,275)	(6,823)	(418)	(7,241)
State income taxes net of			-
Federal benefit	359	-	359	130	-	130	488	-	488
Goodwill Impairment	78,465	-	78,465	-	-	-	-	-	-
Acquisition related transaction costs	1,801	-	1,801	2,261	-	2,261	100	-	100
Prior period adjustment	1,408	(784)	624	(619)	(162)	(781)	207	-	207
Valuation Allowance	242,189	7,944	250,133	-	(1,072)	(1,072)	-	(1,757)	(1,757)
Other	4,585	(95)	4,490	(12)	9	(3)	(2,264)	537	(1,727)
Provision for income taxes	$8,838	$(407)	$8,431	$(27,072)	$(2,027)	$(29,099)	$10,869	$3,182	$14,051

Note 16—Employee Benefit Plans

The Company maintains a defined contribution Employee Pretax Savings Plan (401(k) Plan) for its employees. The Company matches 50% of each participant’s contribution up to 8% of the participant’s eligible contribution. The Company incurred $3.9 million, $3.6 million, and $3.2 million of expense in 2013, 2012 and 2011, respectively, related to the 401(k) Plan.

Supplemental Executive Retirement Plan (“SERP”)

The SERP is a non-qualified defined contribution plan that was established effective as of January 1, 2009 and is intended to enhance retirement benefits for the Company’s most senior executives and certain other key employees. Eligibility to participate in the SERP generally requires three years of prior employment with the Company for Executive Vice Presidents and Senior Vice Presidents and between five and 10 years of prior employment with the Company for other key employees. In 2013, all of the Named Executive Officers (“NEOs”), as well as certain other key executives selected at the discretion of the Compensation Committee, participated in the SERP. Subject to the approval of the Compensation Committee, the Company may make annual contributions to the SERP on behalf of each participant. The SERP is a defined contribution plan and a target benefit level cannot be guaranteed. For all participants, the amount of the annual contribution is presently equal to 5.0% of their annual cash compensation. In general, Company contributions for each participant remain unvested until such participant has completed 10 years of service with the Company, and vest in full upon completion of 10 years of service. However, as a result of the change in control provision as part of the Canopius Merger Transaction in Q1 2013, all previous Company contributions vested at that time. The Compensation Committee has discretion to terminate the SERP at any time or to adjust upward or downward the level of the Company’s contribution each year.

Note 17—Contingencies

On August 20, 2013, Robert P. Lang, a purported shareholder of Tower Group International Ltd. (“Tower”), filed a purported class action complaint (the “Lang Complaint”) against Tower and certain of its current and former officers in the United States District Court for the Southern District of New York. The Lang Complaint purports to be asserted on behalf of a class of persons who purchased Tower stock between July 30, 2012 and August 8, 2013. The Lang Complaint alleges that Tower and certain of its current and former officers violated federal securities laws and seeks unspecified damages. On September 3, 2013, a second purported shareholder class action complaint was filed by Dennis Feighay, another purported Tower shareholder, containing similar allegations to those set forth in the Lang Complaint (the “Feighay Complaint”). The Feighay Complaint purports to be

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

asserted on behalf of a class of persons who purchased Tower stock between May 9, 2011 and August 7, 2013. On October 4, 2013, a third complaint was filed by Sanju Sharma (the “Sharma Complaint”). The Sharma Complaint names as defendants Tower and certain of its current and former officers, and purports to be asserted on behalf of a plaintiff class who purchased Tower stock between May 10, 2011 and September 17, 2013. On October 18, 2013, an amended complaint was filed in the Sharma case (the “Sharma Amended Complaint”). The Sharma Amended Complaint alleges additional false and misleading statements, and purports to be asserted on behalf of a plaintiff class who purchased Tower stock between March 1, 2011 and October 7, 2013. On October 21, 2013, a number of motions were filed seeking to consolidate the shareholder class actions into one matter and for appointment of a lead plaintiff. The Company believes that it is not probable that the Lang and Feighay Complaints and the Sharma Amended Complaint will result in a loss, and if they would result in a loss, that the amount of any such loss cannot reasonably be estimated.

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

On April 22, 2014, counsel for Plaintiffs notified counsel for Defendants of its intent to file a stipulation of discontinuance without prejudice of the New York Action within thirty days.

Tower received a document request from the U.S. Securities and Exchange Commission (the “SEC”) dated January 13, 2014, as part of an informal inquiry (the “SEC Request”). The SEC Request asks for documents related to Tower’s financial statements, accounting policies, and analysis. Tower is cooperating with the SEC’s inquiry and has provided the requested information.

On January 14, 2014, Derek Wilson, a purported shareholder of Tower, filed a purported class action complaint (the “Wilson Complaint”) against Tower, certain of its current and former directors, ACP Re Ltd. (“ACP Re”), London Acquisition Company Limited (“Merger Sub”), and AmTrust Financial Services, Inc. (“AmTrust”) in the United States District Court for the Southern District of New York. The Wilson Complaint alleges that the members of the Company’s Board of Directors breached their fiduciary duties owed to the shareholders of Tower under Bermuda law by approving Tower’s entry into the ACP Re Merger Agreement and failing to take steps to maximize the value of Tower to its public shareholders, and that Tower, ACP Re, Merger Sub, and AmTrust aided and abetted such breaches of fiduciary duties. The Wilson Complaint also alleges, among other things, that the proposed transaction undervalues Tower, that the process leading up to the ACP Re Merger Agreement was flawed, and that certain provisions of the ACP Re Merger Agreement improperly favor ACP Re and discourage competing offers for the Company. The Wilson Complaint further alleges oppressive conduct against Tower’s shareholders in violation of Bermuda law. The Wilson Complaint seeks, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the proposed transaction, rescission of the ACP Re Merger Agreement to the extent already implemented, and other forms of equitable relief. On February 27, 2014, the same shareholder filed an amended complaint alleging, in addition, that the defendants disseminated a materially false and misleading preliminary proxy statement regarding the ACP Re Merger Agreement in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder (the “Wilson Amended Complaint”).

On March 3, 2014, another purported shareholder filed a purported class action complaint against the Company, certain of its current and former officers and directors, ACP Re, Merger Sub, and AmTrust, also in the United States District Court for the Southern District of New York (the “Raul Complaint”). The Raul Complaint alleges that the defendants disseminated a materially false and misleading preliminary proxy statement regarding the ACP Re Merger Agreement in violation of sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9.

On March 24, 2014, two purported shareholders of the Company filed a purported class action and shareholder derivative complaint against the Company, certain of its current and former officers and directors, and Tower Group, Inc., in the Supreme Court of the State of New York, County of New York (the “Bekkerman Complaint” and, together with the Wilson Amended Complaint and the Raul Complaint, the “Merger Complaints”). The Bekkerman Complaint alleges, among other things, that the members of the Company’s board of directors breached their fiduciary duties owed to the shareholders of the Company by failing to exercise appropriate oversight over the conduct of the Company’s business, awarding Michael Lee excessive compensation, approving the Company’s entry into the ACP Re Merger Agreement, failing to take steps to maximize the value of the Company

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

to its public shareholders, and misrepresenting or omitting material information in connection with the proposed transaction, and that the Company and Tower Group, Inc., aided and abetted such breaches of fiduciary duties. The Bekkerman Complaint also alleges, among other things, that Lee was unjustly enriched as a result of the compensation he received while allegedly breaching his fiduciary duties and by selling stock while in the possession of material, adverse, non-public information. The Bekkerman Complaint seeks, among other things, an award of money damages, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the proposed transaction, rescission of the ACP Re Merger Agreement to the extent already implemented, and other forms of equitable relief.

The Company believes that it is not probable that the Merger Complaints will result in a loss, and if they would result in a loss, that the amount of any such loss cannot reasonably be estimated.
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

The Company amortizes scheduled annual rental increases and lease incentives ratably over the term of the lease. The Company’s future minimum lease payments are as follows:

($ in thousands)	Operating Leases	Capital Leases	Total
2014	$10,463	$12,557	$23,020
2015	10,397	14,823	25,220
2016	10,398	3,371	13,769
2017	9,142	1,787	10,929
2018	8,850	640	9,490
Thereafter	26,761	-	26,761
	$76,011	$33,178	$109,189

Total rental expense was $10.4 million, $9.7 million and $11.1 million in 2013, 2012 and 2011, respectively.

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

The Company paid $4.9 million, $4.8 million and $5.1 million in 2013, 2012 and 2011, respectively, for its proportional share of the operating expenses of the New York Insurance Department. Property casualty insurance company insolvencies or failures may result in additional security fund assessments to the Company at some future date. At this time the Company is unable to estimate the possible amounts, if any, of such assessments. Accordingly, the Company is unable to determine the impact, if any; such assessments may have on financial position or results of operations of the Company. The Company is permitted to assess premium surcharges on workers’ compensation policies that are based on statutorily enacted rates. Actual assessments have resulted in differences to the original estimates based on permitted surcharges of $1.1 million in 2011. The Company estimates its liability for future assessments based on actual written premiums and historical rates and available information. As of December 31, 2013, the liability for the various workers’ compensation funds, which includes amounts assessed on workers’ compensation policies, was $10.3 million. This amount is expected to be paid over an eighteen month period ending June 30, 2015. As of December 31, 2012 the liability for the various workers’ compensation funds was $7.5 million.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

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

For the years ended December 31, 2013, 2012 and 2011, the Company’s insurance subsidiaries had SAP net (loss) income of $(402.4) million, $ (42.3) million and $ 52.0 million, respectively. At December 31, 2013 and 2012 the Company’s insurance subsidiaries had reported SAP capital and surplus of $172.9 million and $594.2 million, respectively, as filed with the insurance regulators.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

The Company’s U.S.-based insurance subsidiaries paid zero, $10.2 million and $15.0 million in dividends and or return of capital to TGI in 2013, 2012 and 2011, respectively. As of December 31, 2013, none of the Company’s net statutory assets held at the U.S. insurance subsidiaries were available for distribution or advances to Tower (without prior consent from the insurance regulators).

Tower has in place several intercompany reinsurance transactions between its U.S. based insurance subsidiaries and its Bermuda based insurance subsidiaries. The U.S. based insurance subsidiaries have historically reinsured on a quota share basis obligations to CastlePoint Reinsurance Company (“CastlePoint Re”), one of its Bermuda based insurance subsidiaries. The 2013 obligations that CastlePoint Re assumes from the U.S. based insurance subsidiaries are then retroceded to TRL, Tower’s other Bermuda based insurance subsidiary. In addition, CastlePoint Re also entered into a loss portfolio transaction with TRL where its reserves associated with the U.S. insurance subsidiary business for underwriting years prior to 2013 were all transferred to TRL. CastlePoint Re is required to collateralize $648.9 million of its assumed reserves in a reinsurance trust for the benefit of TICNY, the lead pool company of the U.S. insurance companies. On February 5, 2014, the BMA approved the transfer of $167.3 million in unencumbered liquid assets from TRL to CastlePoint Re, allowing CastlePoint Re to increase the funding in the reinsurance trust for the benefit of TICNY. The New York State Department of Financial Services (the “NYDFS”) has confirmed this will be acceptable for the purpose of admitted surplus and capital on TICNY’s 2013 statutory basis financial statements. For the 2013 statutory basis financial statements, CastlePoint Re reported $581.7 million in its reinsurance trust.

Based on RBC calculations as of December 31, 2013, six of Tower’s ten U.S. based insurance subsidiaries have capital and surplus below Company Action Level and do not meet the minimum capital and surplus requirements of their respective state regulators. As a result, management has discussed the ACP Re Merger Agreement and the Cut-Through Reinsurance Agreement and provided its 2014 RBC forecasts to the regulators to document the Company’s business plan to bring two of three U.S based insurance subsidiaries’ capital and surplus levels above Company Action Level.

As a result of the recognition of the ceding commission relating to the Cut-Through Reinsurance Agreements executed with AmTrust and NGHC in January 2014, the U.S. based insurance subsidiaries’ capital and surplus will increase significantly from December 31, 2013 to January 1, 2014, as the U.S. based subsidiaries will transfer a significant portion of their commercial lines unearned premium to a subsidiary of AmTrust and all of their personal lines unearned premiums to a subsidiary of NGHC. Accordingly, as of January 1, 2014, the effect of the Cut-Through Reinsurance Agreements increased the surplus of two of the U.S. based insurance subsidiaries such that their capital and surplus levels exceeded Company Action Level.

In 2013, the NYDFS issued orders for seven of Tower’s insurance subsidiaries, subjecting them to heightened regulatory oversight, which includes providing the NYDFS with increased information with respect to the insurance subsidiaries’ business, operations and financial condition. In addition, the NYDFS has placed limitations on payments and transactions outside the ordinary course of business and material changes in the insurance subsidiaries’ management and related matters. Tower’s management and Board of Directors have held discussions with the NYDFS, and Tower has been complying with the orders and oversight.

On April 21, 2014, the NYDFS issued additional orders for two of Tower’s insurance subsidiaries instructing them to provide plans to address weaknesses in such insurance subsidiaries’ risk based capital levels as shown in their statutory annual financial statements, and imposing further enhanced reporting and prior approval requirements and limitations on writings of new business. On the same date, the NYDFS issued a letter pertaining to one of Tower’s insurance subsidiaries requiring the submission of a plan to address weaknesses in risk based capital levels.

The Massachusetts Division of Insurance (“MDOI”) and Tower management have agreed to certain restrictions on the operations of Tower’s two Massachusetts domiciled insurance subsidiaries. Tower management has agreed to cause these subsidiaries to provide the MDOI with increased information with respect to their business, operations and financial condition, as well as limitations on payments and transactions outside the ordinary course of business and material changes in their management and related matters.

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

On April 11, 2014, the New Jersey Department of Banking and Insurance imposed an enhanced reporting requirement on the intercompany transactions involving Tower’s two New Jersey domiciled insurance subsidiaries and Tower’s New Jersey managed insurer. Such companies are now required to submit for prior approval any transactions with affiliates, even transactions that would otherwise not be reportable under the applicable holding company act.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Dividends

U.S. state insurance regulations restrict the ability of our insurance subsidiaries to pay dividends to Tower Group International, Ltd. as their ultimate parent (the “Holding Company”). Generally dividends may only be paid out of earned surplus, and the amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. As of December 31, 2013, no dividends may be paid to the Holding Company without the approval of the state regulators or BMA, as appropriate.

Bermuda

CastlePoint Re and TRL are registered as a Class 3 reinsurer under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the “Insurance Act”). Under the Insurance Act, CastlePoint Re and TRL are required to prepare Statutory Financial Statements and to file a Statutory Financial Return. The Insurance Act also requires CastlePoint Re and TRL to maintain minimum share capital and surplus, and it has met these requirements as of December 31, 2013.

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

CastlePoint Re and TRL are also subject to dividend limitations imposed by Bermuda under the Companies Act 1981 of Bermuda, as amended (the “Companies Act”). As of December 31, 2013, CastlePoint Re and TRL were unable to pay dividends to Tower, without BMA approval.

Bermuda based insurance entities minimum capital and surplus requirements are calculated from a solvency formula prescribed by the BMA. As of December 31, 2013, TRL and CastlePoint Re had capital and surplus that did not meet the minimum capital and surplus requirements of the BMA. Management has discussed the ACP Re Merger Agreement and provided 2014 solvency forecasts to the BMA.

The TRL and CastlePoint Re capital and surplus amounts were $14.4 million and $(37.2) million, respectively. The CastlePoint Re negative surplus includes ($109.7) million of a deferred gain associated with retroactive accounting treatment on an intercompany retroactive reinsurance agreement between CastlePoint Re and TRL. This gain will be recognized as the underlying claims are paid on the losses reinsured by TRL. This deferred gain is eliminated in the preparation of the TGIL consolidated financial statements.

The BMA has issued directives for TRL and CastlePoint Re, subjecting them to heightened regulatory oversight and requiring BMA approval before certain transactions can be executed. Tower has been complying with the directives issued by the BMA.

For the year ended December 31, 2013, the Bermuda based insurers had statutory net income (loss) of $ (198.6) million and at December 31, 2013, had statutory surplus of $60.3 million. The statutory capital surplus amounts as of December 31, 2013 include $26.5 million from U.S.-based insurance subsidiaries that are owned by CastlePoint Re.

CastlePoint Re paid $22.0 million, $2.5 million and $20.0 million in dividends and/or return of capital to TGI in 2013, 2012 and 2011, respectively. As of December 31, 2013, none of the Company’s net statutory assets held at its Bermuda based insurance subsidiaries were available for distributions or advances to Tower.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Reciprocal Exchanges

The Reciprocal Exchanges prepare their statutory basis financial statements in accordance with SAP. The more significant SAP variances from GAAP are consistent with those discussed above for the U.S.-based insurance subsidiaries.

For the years ended December 31, 2013, 2012 and 2011, the Reciprocal Exchanges had combined SAP net income (loss) of $(8.8) million, $7.4 million and $16.5 million, respectively. At December 31, 2013 and 2012 the Reciprocal Exchanges had combined capital and surplus of $81.2 million and $91.4 million, respectively.

The Reciprocal Exchanges are required to maintain minimum capital and surplus. The minimum capital and surplus requirements were determined to be above Company Action Level. As of December 31, 2013 and 2012, the combined Company Action Level capital and surplus requirement for Adirondack was $34.5 million and $38.1 million, respectively. As of December 31, 2013 and 2012, the combined Company Action Level capital and surplus requirement for New Jersey Skylands was $11.2 million and $10.2 million, respectively.

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

Other invested assets: The fair value of securities which are reported under the fair value option are included in “Note 6—Fair Value Measurements.

Premiums receivable and reinsurance recoverable: The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values. Premiums receivable and reinsurance recoverable are considered Level 3 pursuant to the fair value hierarchy due to the lack of available observable inputs for their valuation in the market.

Debt: Fair value disclosures for debt are included in “Note 13—Debt.” The Company uses a discounted cash flow model to fair value the subordinated debentures. Market quotes are used to fair value the senior convertible notes.

Reinsurance balances payable and funds held under reinsurance contracts: The carrying value reported in the balance sheet for these financial instruments approximates fair value. Reinsurance balances payable and funds held under reinsurance contracts are considered Level 3 pursuant to the fair value hierarchy due to the lack of available observable inputs for their valuation in the market.

Note 20—Earnings (loss) per Share

Undistributed net earnings (loss) (net income less dividends declared during the period) are allocated to both common stock and unvested share-based payment awards (“unvested restricted stock”). Because the common shareholders and unvested restricted shareholders share in dividends on a 1:1 basis, the earnings per share on undistributed earnings is equivalent, however, undistributed losses are allocated only to common share holders. Undistributed earnings are allocated to all outstanding share-based payment awards, including those for which the requisite service period is not expected to be rendered.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

The following table shows the computation of the earnings per share (historical earnings per share amounts have been adjusted for the 1.1330 share conversion ratio in connection with the Canopius Merger Transaction):

	Year Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Numerator
Net income (loss) attributable to Tower Group International, Ltd.	$(942,616)	$(34,234)	$44,435
Less: Allocation of income for unvested participating restricted stock	-	-	(370)
Less: Dividends on unvested participating restricted stock	(262)	(686)	(679)
Net income available to common shareholders - Basic	(942,878)	(34,920)	43,386
Reallocation of income for unvested participating restricted stock	-	-	(1)
Net income (loss) available to common shareholders - Diluted	(942,878)	(34,920)	43,385
Denominator
Basic earnings per share denominator	54,297	42,902	45,226
Effect of dilutive securities:	-	-	111
Diluted earnings per share denominator	54,297	42,902	45,337
Earnings (loss) per share attributable to Tower shareholders - Basic
Common stock:
Distributed earnings	$0.50	$0.66	$0.61
Undistributed earnings	(17.86)	(1.47)	0.35
Total - Basic	(17.37)	(0.81)	0.96
Earnings (loss) per share attributable to Tower shareholders - Diluted	$(17.37)	$(0.81)	$0.96

The computation of diluted earnings (loss) per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For the years ended December 31, 2013, 2012 and 2011, 955,800, zero and 166,700, respectively, options and other common stock equivalents to purchase Tower shares were excluded from the computation of diluted earnings (loss) per share because the exercise price of the options was greater than the average market price.

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

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Business segments results are as follows:

	Year Ended December 31,
($ in thousands)	2013	2012	2011
Commercial Insurance Segment
Revenues
Premiums earned	$931,693	$1,104,551	$1,052,050
Ceding commission revenue	30,115	7,702	14,786
Policy billing fees	5,637	5,467	4,345
Total revenues	967,445	1,117,720	1,071,181
Expenses
Loss and loss adjustment expenses	1,185,627	859,707	740,754
Underwriting expenses	406,908	388,511	352,832
Total expenses	1,592,535	1,248,218	1,093,586

Underwriting profit (loss)	$(625,090)	$(130,498)	$(22,405)

Assumed Reinsurance Segment
Revenues
Premiums earned	$116,417	$120,015	$35,861
Ceding commission revenue	-	-	-
Total revenues	116,417	120,015	35,861
Expenses
Loss and loss adjustment expenses	41,474	52,975	17,456
Underwriting expenses	57,506	44,124	11,859
Total expenses	98,980	97,099	29,315

Underwriting profit (loss)	$17,437	$22,916	$6,546

Personal Insurance Segment
Revenues
Premiums earned	$464,805	$497,298	$505,939
Ceding commission revenue	51,267	24,633	19,182
Policy billing fees	6,662	7,148	6,189
Total revenues	522,734	529,079	531,310
Expenses
Loss and loss adjustment expenses	292,733	351,076	318,775
Underwriting expenses	249,779	228,289	218,463
Total expenses	542,512	579,365	537,238
Underwriting profit (loss)	$(19,778)	$(50,286)	$(5,928)
Tower	$6,083	$(31,450)	$(11,308)
Reciprocal Exchanges	(25,861)	(18,836)	5,380
Total underwriting profit (loss)	$(19,778)	$(50,286)	$(5,928)

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

The following table reconciles revenue by segment to consolidated revenues:

	Year Ended December 31,
($ in thousands)	2013	2012	2011
Commercial insurance segment	$967,445	$1,117,720	$1,071,181
Assumed reinsurance segment	116,417	120,015	35,861
Personal insurance segment	522,734	529,079	531,310
Total segment revenues	1,606,596	1,766,814	1,638,352
Net investment income	109,208	127,165	126,474
Net realized gains (losses) on investments, including other-than-temporary impairments	25,048	25,476	9,394
Insurance services revenue	1,150	3,420	1,570
Consolidated revenues	$1,742,002	$1,922,875	$1,775,790

The following table reconciles the results of the Company’s individual segments to consolidated income before income taxes:

	Year Ended December 31,
($ in thousands)	2013	2012	2011
Commercial insurance segment underwriting profit (loss)	$(625,090)	$(130,498)	$(22,405)
Assumed reinsurance segment underwriting profit (loss)	17,437	22,916	(6,546)
Personal insurance segment underwriting profit (loss)	(19,778)	(50,286)	(5,928)
Net investment income	109,208	127,165	126,474
Net realized gains (loss) on investments, including other-than-temporary impairments	25,048	25,476	9,394
Corporate expenses, and other income	(14,581)	(12,460)	(9,950)
Acquisition-related transaction costs	(21,322)	(9,229)	(360)
Interest expense	(33,594)	(32,630)	(34,290)
Goodwill and fixed asset impairment	(397,211)	-	-
Equity income in unconsolidated affiliate	6,962	(1,470)	-
Income (loss) before income taxes	$(952,921)	$(61,016)	$69,481

Note 22—Unaudited Quarterly Financial Information

The following table presents the unaudited quarterly financial information for the Company:

	2013
($ in thousands, except per share amounts)	First	Second (2)	Third (2) (3)	Fourth	Total
		(as revised)	(as revised)
Revenues	$476,483	$460,518	$478,881	$326,120	$1,742,002
Net Income (loss) attributable to Tower Group International, Ltd.	12,917	(515,847)	(348,053)	(91,633)	(942,616)
Net income (loss) per share attributable to Tower shareholders:
Basic (1)	$0.28	$(9.03)	$(6.09)	$(1.60)	$(17.37)
Diluted (1)	$0.28	$(9.03)	$(6.09)	$(1.60)	$(17.37)

	2012
	First	Second	Third	Fourth	Total
Revenues	$466,223	$506,392	$474,891	$475,369	$1,922,875
Net Income (loss) attributable to Tower Group International, Ltd.	19,166	(16,809)	21,629	(58,220)	(34,234)
Net income (loss)) per share attributable to Tower shareholders:
Basic (1)	$0.43	$(0.39)	$0.50	$(1.38)	$(0.81)
Diluted (1)	$0.43	$(0.39)	$0.50	$(1.38)	$(0.81)

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

(1)	Since the weighted-average shares for the quarters are calculated independently of the weighted-average shares for the year, quarterly earnings (loss) per share may not total to annual earnings per share. Earnings (loss) per share has been calculated using weighted-average shares that have been adjusted for the 1.1330 share conversion ratio resulting from the Canopius Merger Transaction.
(2)	Net Income (loss) attributable to Tower Group International, Ltd. and per share amounts have been revised from amounts previously reported to adjust for a correction in income tax expenses by $8.5 million in the second quarter of 2013 and $0.4 million in the third quarter of 2013. The Company adjusted the valuation allowance recorded on its deferred taxes. This correction included an adjustment to increase total liabilities by $8.5 million in second quarter of 2013. This correction resulted in a total increase to liabilities of $8.9 million and cumulative decrease in equity of $8.5 million by the third quarter of 2013. This correction had no impact to cash flows. Management concluded these revisions were not material to the previously reported financial statements.
(3)	Revenues have been revised from amounts previously reported to adjust for a correction in accounting for the Southport Quota Share. In the third quarter of 2013, management should have used deposit accounting. This correction resulted in greater net earned premiums of $46.1 million and less ceded commission revenue of $10.1 million, and additional loss and loss adjustment expense of $36.0 million. This correction had no impact to net income (loss). This correction also resulted in an adjustment to decrease total assets and total liabilities by $23.9 million. Cash flows provided by (used in) operating activities increased and Cash flows provided by (used in) financing activities decreased by $35.1 million in the third quarter of 2013. Management concluded these revisions were not material to the previously reported financial statements.

Note 23—Subsequent Events

Proposed Merger with ACP Re

On January 3, 2014, Tower entered into an Agreement and Plan of Merger (“ACP Re Merger Agreement”) with ACP Re Ltd. (“ACP Re”), and a wholly-owned subsidiary of ACP Re (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub would merge with and into Tower, with Tower as the surviving corporation in the merger and a wholly owned subsidiary of ACP Re. The transaction would close in the summer of 2014, subject to the satisfaction or waiver of the closing conditions contained in the ACP Re Merger Agreement. ACP Re is a Bermuda based reinsurance company. The controlling shareholder of ACP Re is a trust established by the founder of AmTrust Financial Services, Inc. (“AmTrust”), National General Holdings Corporation (“NGHC”) and Maiden Holdings, Ltd. Notwithstanding any other statement in this Form 10-K or any other document, many of the conditions for closing the ACP Re Merger Agreement remain outstanding and there can be no assurance that they will be satisfied or that the transaction will be consummated or when it may close.

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

Concurrently with the execution of the ACP Re Merger Agreement, several subsidiaries of Tower have entered into two Cut-Through Reinsurance Agreements, pursuant to which a subsidiary of AmTrust and a subsidiary of NGHC agreed to provide 100% quota share reinsurance and a cut-through endorsement to cover all eligible new and renewal commercial and personal lines business, respectively, and at their option, losses incurred on or after January 1, 2014 on not less than 60% of the in-force business. Tower received confirmation on January 16, 2014 from AmTrust and NGHC that they would exercise such option to reinsure on a cut-through basis losses incurred on or after January 1, 2014 under in-force policies with respect to (1) in the case of AmTrust, approximately 65.7% of Tower’s unearned premium reserves as of December 31, 2013 with respect to its ongoing commercial lines business, and (2) in the case of NGHC, 100% of Tower’s unearned premium reserves as of December 31, 2013 with respect to its personal lines segment business. Tower received a 20% ceding commission from AmTrust or NGHC on all Tower unearned premiums that are subject to the Cut-Through Reinsurance Agreements and a 22% ceding commission on 2014 ceded premiums.

Concurrently with the execution of the ACP Re Merger Agreement, the controlling shareholder of ACP Re has provided to Tower a guarantee for the payment of the merger consideration, effective upon the closing of the merger.

The ACP Re Merger Agreement was unanimously approved by the respective Boards of Directors of ACP Re and Tower, and is conditioned, among other things, on: (i) the approval of Tower’s shareholders, (ii) receipt of governmental approvals, including antitrust and insurance regulatory approvals (on January 30, 2014, the Company was granted early termination of the Hart-Scott-Rodino waiting period which requires persons contemplating certain mergers or acquisitions to give the Federal Trade Commission and the Assistant Attorney General advanced notice and to wait designated periods before consummation of such plans), (iii) the absence of any law, order or injunction prohibiting the merger, (iv) the accuracy of each party’s representations

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

and warranties (subject to customary materiality qualifiers), and (v) each party’s compliance with its covenants and agreements contained in the ACP Re Merger Agreement. In addition, ACP Re’s obligation to consummate the merger is subject to the non-occurrence of any material adverse effect on Tower, as well as the absence of any insolvency-related event affecting Tower. The transaction is also conditioned on holders of not more than 15% of Tower’s common stock dissenting to the merger.

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

Fitch Downgrades the Company’s Financial Strength and Issuer Credit Ratings

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

Following the announcement of the ACP Re merger, on January 10, 2014 A.M. Best maintained the under review status of Tower’s financial strength and issuer credit ratings and revised the implications from “negative” to “developing” for all of these ratings. A.M. Best stated that, “[t]he under review status with developing implications reflects the potential benefits to be garnered from the transaction as well as the potential downside from any additional adverse reserve development and/or any unforeseen events that might transpire up until the close of the transaction.”

Management expects these rating actions, in combination with other items that have impacted the Company in 2013, to result in a significant decrease in the amount of premiums the insurance subsidiaries are able to write. Direct written premiums were $1,606.2 million for the year ended December 31, 2013, respectively. Business written through certain program underwriting agents requires an A.M. Best rating of A- or greater.

In January 2014, Tower’s Board of Directors approved Tower’s merger with ACP Re. In light of the adverse ratings actions, concurrent with entering into its merger agreement with ACP Re, Tower entered into cut-through reinsurance treaties with affiliates of ACP Re. As a result of this merger, if it closes, and the execution of the cut-through reinsurance treaties, Tower believes its insurance subsidiaries will retain significant portions of their business. (See “Note 9 –Reinsurance” for a discussion of the cut-through reinsurance treaties).

Resignation of Tower’s Chairman of the Board, President and Chief Executive Officer and Appointment of new Chairman of the Board and new President and Chief Executive Officer

On February 6, 2014, Tower and Michael H. Lee entered into a Separation and Release Agreement in connection with the resignation of Mr. Lee from his positions as Chairman of the Board of Directors, President and Chief Executive Officer, effective as of February 6, 2014. Mr. Lee’s employment with the Company was terminated effective as of February 6, 2014. In connection with his resignation, Mr. Lee received on March 31, 2014 a severance payment of approximately $3.3 million calculated pursuant to terms of his employment agreement.

Jan R. Van Gorder, who is the lead independent director of the Board and a member of the Board’s Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, was appointed on February 9, 2014 to succeed Mr. Lee as Chairman of the Board. William W. Fox, Jr., who had served as a member of the Board and of the Board’s Audit Committee and Corporate Governance and Nominating Committee until his resignation from the Board on December 31, 2013, succeeded Mr. Lee as President and Chief Executive Officer of Tower, effective as of February 14, 2014.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Other

On April 7, 2014, the Company and a lessor mutually agreed to enter into a final settlement agreement to terminate a lease agreement for IT systems supporting certain personal lines business. Under the terms of the settlement agreement, the Company paid the lessor $10.4 million from a pledged collateral account funded by the Company for the benefit of the lessor. The final settlement agreement and payment were approved by the NYDFS.

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

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of December 31, 2013, the end of the period covered by this report. Based on their evaluation, the Company’s CEO and CFO concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on their evaluation, the Company’s management, including CEO and CFO concluded that, as of December 31, 2013, the Company did not maintain effective internal control over financial reporting based on the criteria in Internal Control – Integrated Framework (1992) issued by COSO because of the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not maintain effective monitoring controls. Specifically, the Company did not maintain effective ongoing and separate evaluation controls to monitor performance of certain other control activities. Ongoing and separate evaluation monitoring controls were not effective to achieve appropriate remediation of identified control deficiencies. This material weakness also contributed to the following material weaknesses:

(1) We did not maintain effective controls over the effectiveness of the loss reserve estimation process. Specifically, the Company did not maintain effective control to effectively review and approve all significant assumptions, methodologies and data used to determine the actuarial central estimate.

(2) We did not maintain effective controls over the premium receivable account reconciliation. Specifically, the Company did not maintain effective controls to effectively investigate and resolve reconciling items on a timely basis.

(3) We did not maintain effective controls over the impairment process of the long-lived tangible and intangible assets. Specifically, the Company did not evaluate all the triggering events indicating that the carrying value of its long-lived tangible and intangible assets may not be recoverable during 2013. The long-lived tangible and intangible assets include furniture, leasehold improvements, computer equipment, software, including internally developed software, and agency force lists.

(4) We did not maintain effective controls over the effectiveness of the tax valuation allowance estimation process. Specifically, the Company did not determine and monitor its valuation allowance of net deferred tax asset and the accuracy of its deferred taxes.

(5) We did not maintain effective control over certain information technology general controls. Specifically, the Company did not design and maintain effective controls with respect to segregation of duties, restricted access to programs and data, and change management activities. Consequently, controls that were dependent on the effective operation of information technology were not effectively designed to include adequate review of system generated data used in the operation of the controls and were determined not to be operating effectively and therefore could result in material misstatement of substantially all financial statement line items.

(6) We did not maintain effective controls over the period-end financial reporting process. Specifically, the Company did not maintain sufficient personnel to perform its period-end financial reporting process effectively, including preparation and review of account reconciliations and evaluation of the accounting requirements resulting from recent events and circumstances. This in turn affected the timely preparation and review of interim and annual consolidated financial statements.

These deficiencies resulted in audit adjustments to the consolidated financial statements line items described above. Additionally, these deficiencies could have resulted in a material misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected, and accordingly the Company’s CEO and CFO, in consultation with the Audit Committee, concluded that these control deficiencies constituted material weaknesses as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Remediation Steps to Address the Material Weaknesses

Management is implementing measures to remediate the material weaknesses in internal controls over financial reporting described above. Specifically, management is seeking to improve communications among its actuarial, underwriting, financial, and claims personnel involved on the loss reserve committee regarding the importance of documentation of its assessments and conclusions of its meetings, as well as supporting analyses. Management also continues to improve its systems to facilitate the gathering of underlying data used in the actuarial reserving process. Until such time as management and the Board have concluded that this process is performing effectively, management intends to engage external consulting resources to assist the Company in estimating its loss reserves, and reviewing and critiquing the loss reserve documentation during the financial reporting process.

In addition,

(i)	the Company has obtained additional resources and enhanced the production of key reports to improve the accuracy of the elements used in its premiums receivable reconciliation process and timely evaluation and disposal of the reconciling items noted during the premiums reconciliation process, and

(ii)	Management is designing enhanced controls to ensure long-lived tangible and intangible assets are evaluated timely for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

(iii)	Management is developing a more formal recertification process for its information technology group that encompasses privilege at a financially significant level rather that at an application level.

(iv)	Management will explicitly incorporate the duration of tax assets and liabilities into its valuation allowance calculation and will work to improve the accuracy of the reconciliations of tax bases and statutory/GAAP bases.

(v)	Management is evaluating and realigning the resource allocation within the financial processes, including the use of consulting specialists, to ensure appropriate and timely completion and review of account reconciliations and the evaluation of unique accounting situations that arise from recent events.

(iv)	On January 3, 2014, Tower entered into an Agreement and Plan of Merger (“ACP Re Merger Agreement”) with ACP Re Ltd. (“ACP Re”), and a wholly-owned subsidiary of ACP Re (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, it is expected that Merger Sub will merge with and into Tower, with Tower as the surviving corporation in the merger and a wholly owned subsidiary of ACP Re. The transaction is expected to close in the summer of 2014, subject to the satisfaction or waiver of the closing conditions contained in the ACP Re Merger Agreement. ACP Re is a Bermuda based reinsurance company. The controlling shareholder of ACP Re is a trust established by the founder of AmTrust Financial Services, Inc. (“AmTrust”), National General Holdings Corporation (“NGHC”) and Maiden Holdings, Ltd. Upon the consummation of the merger agreement, the Company believes it will have an enhanced ability to attract financial and operations personnel.

(d) Changes in internal control over financial reporting

During the fourth quarter of 2013, the Company continued to experience departures of personnel and identified additional material weaknesses, as discussed above.

Other than the material weakness discussed above, there have been no changes in internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting, except for the following:

(i)	Changes management has begun to implement to address the material weaknesses, as discussed in “(c) Remediation Steps to Address the Material Weaknesses” above. The implementation of the loss reserving, evaluation of long-lived tangible and intangible assets, and premiums receivable reconciliation process remediation activities began with minimal changes to the control activities during the fourth quarter of 2013.

(ii)	On January 3, 2014, Tower entered into an Agreement and Plan of Merger (“ACP Re Merger Agreement”) with ACP Re Ltd. (“ACP Re”), and a wholly-owned subsidiary of ACP Re (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, it is expected that Merger Sub will merge with and into Tower, with Tower as the surviving corporation in the merger and a wholly owned subsidiary of ACP Re. The transaction is expected to close in the summer of 2014, subject to the satisfaction or waiver of the closing conditions contained in the ACP Re Merger Agreement. ACP Re is a Bermuda based reinsurance company. The controlling shareholder of ACP Re is a trust established by the founder of AmTrust Financial Services, Inc. (“AmTrust”), National General Holdings Corporation (“NGHC”) and Maiden Holdings, Ltd. Since the merger announcement, the Company has experienced more significant turnover in its accounting and operations units than in recent history, and it has found replacing such personnel to be difficult because the merger agreement is still pending completion.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance of Tower

Corporate Governance

Stock Ownership Guidelines

Stock Ownership Guidelines for Directors. In March 2013, the Board of Directors of the Company (the “Board of Directors” or the “Board”) approved director stock ownership guidelines requiring each of the Company’s independent Directors to own, within five years from the later of April 1, 2009 or the date on which such Director joins the Board and at all times thereafter, common stock of the Company having a minimum market value equal to three times the base annual cash retainer paid to the Directors. These guidelines were initially adopted by the board of directors of Tower Group, Inc., the holding company at the time of the closing of the Canopius Merger Transaction and currently a wholly-owned subsidiary of the Company (the “Predecessor Company”), in February 2009 and were in effect at the time of the Canopius Merger Transaction. In November 2013, upon the recommendation of the Corporate Governance and Nominating Committee and in view of the significant decline in the Company’s stock price in 2013, the Board of Directors agreed to extend, from April 1, 2014 to April 1, 2016, the date by which each current independent Director is required to comply with such stock ownership guidelines.

Stock Ownership Guidelines for Chief Executive Officer and Other Named Executive Officers. In March 2013, the Board of Directors approved stock ownership guidelines for the Company’s Chief Executive Officer and other Named Executive Officers requiring each such officer to own, within five years from the later of March 1, 2011 or the date such officer becomes a Named Executive Officer and at all times thereafter, common stock of the Company having a minimum market value equal to (1) with respect to the Chief Executive Officer, five times his or her annual base salary, and (2) with respect to each of the other Named Executive Officers, two times his or her annual base salary. These guidelines were initially adopted by the board of directors of the Predecessor Company in February 2011 and were in effect at the time of the Canopius Merger Transaction.

Anti-Pledging Policy. In March 2013, the Corporate Governance and Nominating Committee adopted a policy prohibiting the Directors and designated executive officers of the Company from pledging any shares of stock, stock options, stock appreciation rights, restricted stock units or performance shares of the Company arising out of any agreement entered into by a Director or officer following the date of adoption of this policy. This policy was initially adopted by the corporate governance and nominating committee of the Predecessor Company in November 2012 and was in effect at the time of the Canopius Merger Transaction.

Anti-Hedging Policy. In March 2013, the Corporate Governance and Nominating Committee adopted a policy prohibiting the Directors and designated executive officers of the Company from engaging in hedging, derivative or other speculative transactions in the Company’s securities including, among others, short sales, swaps or collars with respect to the Company’s securities, purchases or sales of put or call options, transactions intended to capitalize on short-term movements in the price of the Company’s securities, and transactions intended to allow an investor to own the Company’s securities without the full risks and rewards of ownership. This policy was initially adopted by the corporate governance and nominating committee of the Predecessor Company in February 2013 and was in effect at the time of the Canopius Merger Transaction.

Audit Committee

The Company’s Board of Directors has determined that all members of the Audit Committee meet the standards of independence required of Audit Committee members by applicable NASDAQ Stock Market (“NASDAQ”) and United States Securities and Exchange Commission (the “SEC”) rules and regulations. See “Director Independence” below.

The Board of Directors has determined that: (i) none of the members of the Audit Committee has participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years; (ii) all of the members of the Audit Committee are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement; and (iii) Austin P. Young, III, who previously served as an audit partner in the Houston and New York offices of KPMG Peat Marwick until 1986, is an Audit Committee financial expert. In making this last determination, the Board of Directors made a qualitative assessment of Mr. Young’s level of knowledge and experience based on a number of factors, including his formal education, past employment experience in accounting and professional certification in accounting.

The Audit Committee operates under a formal written charter adopted by the Board of Directors that governs its duties and conduct. The charter is reviewed annually. Copies of the charter can be obtained free of charge on the Company’s web site, www.twrgrpintl.com, or by contacting the Company’s Secretary at Bermuda Commercial Bank Building, 19 Par-la-Ville Rd., Hamilton HM 11, Bermuda.

The Company’s independent registered public accounting firm reports directly to the Audit Committee. The Audit Committee meets with management and the Company’s independent registered public accounting firm before the filing of officers’ certifications with the SEC to receive information concerning, among other things, any significant deficiencies in the design or operation of internal control over financial reporting. The Audit Committee has also established procedures to enable confidential and anonymous reporting to the Audit Committee of concerns regarding accounting or auditing matters. The Company conducts an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis, and all such transactions must be approved by the Audit Committee.

Compensation Committee

The Company’s Board of Directors has determined that all members of the Compensation Committee meet the standards of independence required of Compensation Committee members by applicable NASDAQ and SEC rules and regulations. See “Director Independence” below. Further, each member is a “non-employee Director,” as defined under Rule 16b-3(b)(3) of the Securities Exchange Act of 1934, as amended, and an “outside Director” as defined in Treasury Regulations Section 1.162-27, promulgated under the Internal Revenue Code of 1986, as amended (the “Code”). The Compensation Committee operates under a formal written charter adopted by the Board of Directors that governs its duties and conduct. The charter is reviewed annually. Copies of the charter can be obtained free of charge on the Company’s web site, www.twrgrpintl.com, or by contacting the Company’s Secretary at Bermuda Commercial Bank Building, 19 Par-la-Ville Rd., Hamilton HM 11, Bermuda.

Corporate Governance and Nominating Committee

All members of the Corporate Governance and Nominating Committee have been determined to meet NASDAQ’s standards of independence. See “Director Independence” below. The Corporate Governance and Nominating Committee operates under a formal written charter that governs its duties and conduct. The charter is reviewed annually. Copies of the charter can be obtained free of charge on the Company’s web site, www.twrgrpintl.com, or by contacting the Company’s Secretary at Bermuda Commercial Bank Building, 19 Par-la-Ville Rd., Hamilton HM 11, Bermuda.

As part of its duties, the Corporate Governance and Nominating Committee develops and recommends to the Board of Directors corporate governance principles. The Corporate Governance and Nominating Committee also identifies and recommends individuals for Board of Directors membership. To be considered for membership on the Board of Directors, a candidate should meet the following criteria, at a minimum: a solid education, extensive business, professional or academic experience, and the requisite reputation, character, skills and judgment, which, in the Corporate Governance and Nominating Committee’s view, have prepared him or her for dealing with the multifaceted financial, business and other issues that confront a Board of Directors of a corporation with the size, complexity, reputation and success of the Company.

The Corporate Governance and Nominating Committee does not have a formal diversity policy with respect to the identification and recommendation of individuals for Board of Directors membership. However, in carrying out this responsibility, the Corporate Governance and Nominating Committee values differences in professional experience, educational background, viewpoint and other individual qualities and attributes that facilitate and enhance the oversight by the Board of Directors of the business and affairs of the Company.

Investment Committee

All members of the Investment Committee have been determined to meet NASDAQ’s standards of independence. See “Director Independence” below. The Investment Committee assists the Board in its general oversight of the investments of the Company and the periodic evaluation of the Company’s investment portfolio managers. The Investment Committee operates under a formal written charter adopted by the Board of Directors that governs its duties and conduct. The charter is reviewed annually. Copies of the charter can be obtained free of charge on the Company’s web site, www.twrgrpintl.com, or by contacting the Company’s Secretary at Bermuda Commercial Bank Building, 19 Par-la-Ville Rd., Hamilton HM 11, Bermuda.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that includes provisions ranging from restrictions on gifts to conflicts of interest, portions of which Code are intended to meet the definition of a “code of ethics” under applicable SEC rules. The Code of Business Conduct and Ethics is applicable to all Directors, officers and employees, including the principal executive officer, principal financial officer and persons performing similar functions. Copies of the Code of Business Conduct and Ethics can be obtained free of charge from the Company’s web site, www.twrgrpintl.com, or by contacting the Company’s Secretary at Bermuda Commercial Bank Building, 19 Par-la-Ville Rd., Hamilton HM 11, Bermuda.

Communications with the Board of Directors

A shareholder who wishes to communicate with the Board of Directors, or specific individual Directors, may do so by directing a written request addressed to such Directors to the attention of the Company’s Secretary at the address appearing on the first page of this Form 10-K, or by e-mail at boardofdirectors@twrgrp.com. All communications directed to members of the Board of Directors will be forwarded to the intended Director(s).

Additional Information Regarding the Board

Board Leadership Structure. The Board of Directors has separated the positions of Chairman of the Board and Chief Executive Officer of the Company. Following the resignation of Michael H. Lee as Chairman, President and Chief Executive Officer of the Company on February 6, 2014, the Board elected Jan R. Van Gorder, who had previously served as lead independent Director, as Chairman of the Board, and William W. Fox, Jr., who had served on the Board until his resignation on December 31, 2013, as President and Chief Executive Officer of the Company. The Board believes that this structure serves the Company well, by delineating the respective responsibilities of the Chairman of the Board and the Chief Executive Officer of the Company, facilitating communication between the Board and senior management of the Company, and enhancing Board oversight of the Company’s business and affairs.

Prior to the Board’s decision to separate the positions of Chairman and Chief Executive Officer and in view of evolving best practices with respect to Board leadership structure and to enhance the Company’s corporate governance, the Corporate Governance and Nominating Committee had established the position of lead independent Director in March 2013. The corporate governance and nominating committee of the Predecessor Company initially established the position of lead independent Director in November 2012. As a result of Mr. Lee’s resignation and the Board’s decision to separate the positions of Chairman of the Board and Chief Executive Officer of the Company in February 2014, the Board believes that a lead independent Director is not currently needed.

Board Role in Risk Oversight. The Board of Directors plays a significant role in providing oversight of the Company’s management of risk. Senior management has responsibility for the management of risk and reports to the Board with respect to its ongoing enterprise risk management efforts. Because responsibility for the oversight of elements of the Company’s risk management extends to various committees of the Board, the Board has determined that it, rather than any one of its committees, should retain the primary oversight role for risk management. In exercising its oversight of risk management, the Board has delegated to the Audit Committee primary responsibility for the oversight of risk related to the Company’s financial statements and processes, and has determined that the Company’s internal audit function should report directly to the Audit Committee and on a dotted line basis to the Company’s Senior Vice President, General Counsel and Secretary. The Board has delegated to the Compensation Committee primary responsibility for the oversight of risk related to the Company’s compensation policies and practices. The Board has delegated to the Corporate Governance and Nominating Committee primary responsibility for the oversight of risk related to the Company’s corporate governance practices. The Board has delegated to the Investment Committee primary responsibility for the oversight of risk related to the Company’s investments. Each committee advises the Board with respect to such committee’s particular risk oversight responsibilities.

Meetings. During 2013, the Board of Directors of the Company met 34 times. The standing independent committees of the Board of Directors of the Company consisted of the Audit, Compensation, Corporate Governance and Nominating, and Investment Committees. In 2013, each Director of the Company attended at least 75% of the total number of meetings of the Company’s Board of Directors and any committees on which such Director served. All Directors were present at the Company’s annual general meeting of shareholders in 2013.

Board Committees. The Audit Committee of the Company met 20 times in 2013. During 2013, the Audit Committee consisted of Messrs. Young (Chair), Robbie and, prior to their respective dates of resignation from the Board on October 9, 2013 and December 31, 2013, Charles A. Bryan and William W. Fox, Jr. In January 2014, Mr. Van Gorder was appointed to the Audit Committee. Among other duties, the Audit Committee selects the Company’s independent registered public accounting firm; reviews and recommends action by the Board of Directors regarding the Company’s quarterly and annual reports filed with the SEC; discusses the Company’s audited financial statements with management and the Company’s independent registered public accounting firm; and reviews the scope and results of the independent audit and any internal audit.

The Compensation Committee of the Company met nine times in 2013. During 2013, the Compensation Committee consisted of Messrs. Schuster, Smith, Van Gorder and, prior to his resignation from the Board on October 9, 2013, Mr. Bryan, who served as Chairman of the Compensation Committee until such resignation. In November 2013, Mr. Smith was appointed Chairman of the Compensation Committee. Among other duties, the Compensation Committee evaluates the performance of the Company’s principal officers, reviews and approves the compensation of principal officers, and administers the Company’s various compensation plans.

The Corporate Governance and Nominating Committee of the Company met six times in 2013. During 2013, the Corporate Governance and Nominating Committee consisted of Messrs. Schuster (Chair), Van Gorder and, prior to their respective date of resignation from the Board on October 9, 2013 and December 31, 2013, Messrs. Bryan and Fox. Among other duties, the Corporate Governance and Nominating Committee is responsible for recommending to the Board of Directors candidates for nomination to the Board as well as corporate governance principles applicable to the Company.

The Investment Committee of the Company met five times in 2013. During 2013, the Investment Committee consisted of Messrs. Robbie, Schuster, Smith and Young. Mr. Smith served as Chairman of the Investment Committee prior to November 2013, at which time the Board appointed Mr. Robbie as Chairman of the Investment Committee in view of Mr. Smith’s appointment as Chairman of the Compensation Committee. Mr. Smith remains a member of the Investment Committee. Among other duties, the Investment Committee monitors the performance of the Company’s investment portfolio and evaluates the Company’s investment portfolio managers.

While the Company has not adopted a formal policy with regard to attendance by members of the Board of Directors at annual meetings, it encourages all Directors to attend the Annual General Meeting of Shareholders.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or has ever been an officer or employee of the Company or of any of its subsidiaries or affiliates. None of the Company’s executive officers served as a director or member of the compensation committee (or other board committee performing similar functions) of any entity of which a member of the Company’s Compensation Committee was an executive officer, nor did any of the Company’s executive officers serve as a member of the compensation committee (or other board committee performing similar functions or, in the absence of such a committee, the entire board of directors) of any entity for which any of the Company’s Directors served as an executive officer.

The Board and Board Committees

The following table shows each of the four current standing committees established by the Board and the current members and chairman of each committee:

Name	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee	Investment Committee
William A. Robbie *	X			Chair
Steven W. Schuster *		X	Chair	X
Robert S. Smith *		Chair		X
Jan R. Van Gorder *	X	X	X
Austin P. Young, III *	Chair			X
Number of Meetings in 2013	20	9	6	5

*	Independent Director

Management -Directors and Executive Officers

The table below sets forth the names, ages and positions of the Company’s Directors and executive officers.

Name	Age	Position
Jan R. Van Gorder (2)	66	Chairman of the Board
William W. Fox, Jr.	72	President and Chief Executive Officer
William A. Robbie (3)	62	Director
Steven W. Schuster (3)	59	Director
Robert S. Smith (1)	55	Director
Austin P. Young, III (2)	73	Director
William E. Hitselberger	56	Executive Vice President and Chief Financial Officer
William F. Dove	47	Senior Vice President, Chief Risk Officer and Chief Actuary
Scott T. Melnik	42	Senior Vice President, Claims
Elliot S. Orol	58	Senior Vice President, General Counsel and Secretary
Christian K. Pechmann	64	Senior Vice President, Marketing
Laurie A. Ranegar	52	Senior Vice President, Operations
James E. Roberts	69	Senior Vice President, Reinsurance
Catherine M. Wragg	43	Senior Vice President, Human Resources and Administration

(1)	Denotes Class I Director with term to expire in 2016.
(2)	Denotes Class II Director with term to expire in 2015.
(3)	Denotes Class III Director with term to expire in 2014.

Set forth below is certain biographical information for each of the Company’s Directors and executive officers:

Jan R. Van Gorder

Chairman of the Board

Mr. Van Gorder has been the Chairman of the Board of Directors of the Company since February 2014 and was previously the lead independent Director of the Board. From February 2009 until the closing of the Canopius Merger Transaction in March 2013, he served as a member of the board of directors of the Predecessor Company. He is a member of the Company’s Compensation Committee and Corporate Governance and Nominating Committee, positions he also held while serving as a member of the board of directors of the Predecessor Company, and in January 2014 was appointed as a member of the Company’s Audit Committee. Prior to serving as a member of the board of directors of the Predecessor Company, Mr. Van Gorder served as a member of the board of directors of CastlePoint Holdings, Ltd., a company that merged with the Predecessor Company in February 2009. He held that position from March 2007 to February 2009. Mr. Van Gorder was employed by Erie Insurance Group from November 1981 through December 2006. He held a variety of positions at that company, including Acting Chief Executive Officer from January 2002 to May 2002 and his most recent position as Senior Executive Vice-President, Secretary and General Counsel from December 1990 through December 2006. He served as a consultant and acting Secretary and General Counsel at Erie Insurance Group during the period January 1, 2007 through May 12, 2007. Mr. Van Gorder served as a member of the board of directors of Erie Indemnity Company, Erie, Pennsylvania, from 1990 to 2004. Mr. Van Gorder has also served as a Director and Chairman of the Insurance Federation of Pennsylvania. Mr. Van Gorder received a B.A. in International Relations from the University of Pennsylvania in 1970 and a J.D. from Temple University School of Law in 1975.

The Board of Directors believes that Mr. Van Gorder possesses the experience, qualifications, attributes, and skills necessary to serve on the Board because of his more than 30 years of relevant insurance industry-related legal and business experience, including serving as General Counsel of a public insurance company, and his years of service on various insurance-related boards of directors.

William W. Fox, Jr.

President and Chief Executive Officer

Mr. Fox currently serves as the President and Chief Executive Officer of the Company. The Board elected Mr. Fox as President and Chief Executive Officer of the Company effective as of February 14, 2014. Before joining the Company as an Executive Officer, Mr. Fox served as a director of the Company, and prior to the closing of the Canopius Merger Transaction of the Predecessor Company, from April 2006 to December 2013. He also served as a member of the Audit Committee and the Corporate Governance and Nominating Committee of the Company and the Predecessor Company. He has over 40 years experience in the insurance and reinsurance industry. Mr. Fox was employed by Balis & Co., Inc. and its successor, the Guy Carpenter reinsurance brokerage division of Marsh & McLennan Companies, from 1962 through 1988, and again from 1992 through 1999. Mr. Fox had a number of positions at Balis & Co., Inc., and Guy Carpenter, including President of Balis from 1985 through 1988 and again from 1992 through 1999. Mr. Fox also served as a member of Guy Carpenter’s Executive Committee and Board of Directors, and as a Managing Director of J&H, Marsh & McLennan. Between 1992 and 1999, Mr. Fox was also the Chief Executive Officer of Excess Reinsurance Company. In 1988, Mr. Fox founded PW Reinsurance Management Company, as a joint venture with Providence Washington Insurance Company (“PW Group”) to underwrite reinsurance on behalf of PW Group. Mr. Fox was a Senior Vice President of PW Group from 1988 to 1989 and was responsible for selecting and overseeing reinsurance intermediaries. In 1989, the Baloise Insurance Group acquired Providence and appointed Mr. Fox President of the PW Group. Mr. Fox has served on several insurance-related boards of directors. Mr. Fox is a member of the CPCU Society and holds a Pennsylvania Property and Casualty License.

William A. Robbie, C.P.A.

Director

Mr. Robbie currently serves as a Director of the Company. From February 2009 until the closing of the Canopius Merger Transaction in March 2013, he served as a member of the board of directors of the Predecessor Company. He is a member of the Audit Committee and was appointed Chairman of the Investment Committee in November 2013. He previously served as a member of the Audit Committee and the Investment Committee of the board of directors of the Predecessor Company. Prior to serving as a member of the board of directors of the Predecessor Company, Mr. Robbie served as a member of the board of directors of CastlePoint Holdings, Ltd., a company that merged with the Predecessor Company in February 2009. He held that position from January 2006 until February 2009. From 2004 through 2009, he provided financial and corporate governance advisory services to the insurance industry through his own consulting firm. Mr. Robbie was Chief Financial Officer of Platinum Underwriters Reinsurance Ltd., a property and casualty reinsurance company in Bermuda, from 2002 to 2004 with responsibility for that company’s finance, claims and IT functions. He was the lead financial team member in the initial public offering of Platinum Underwriters Reinsurance Ltd., which became a separate public company from St. Paul Reinsurance, Inc. where he held the same position from August 2002 to November 2002. From 1997 to 2002, Mr. Robbie held various positions at XL Capital Ltd., a Bermuda-based insurance, reinsurance and financial risk company, and its subsidiaries, including Executive Vice President of Global Services, Senior Vice President and Corporate Treasurer, and Chief Financial and Administrative Officer of XL Re, Ltd., with responsibility for that company’s finance, claims, IT, human resources, business processing and administration functions. Prior to that, he held a variety of senior positions in the insurance industry, including roles as Chief Financial Officer of Prudential AARP Operations, Chief Accounting Officer at Continental Insurance Companies, Treasurer of Monarch Life Insurance Company and various positions at Aetna Life and Casualty Company. From 2005 to 2008, Mr. Robbie was a director and chairman of the Audit Committee of American Safety Insurance Company, Ltd. Mr. Robbie is a Certified Public Accountant. Mr. Robbie received his B.A. from St. Michael’s College and his Master of Accounting and M.B.A. from Northeastern University.

The Board of Directors believes that Mr. Robbie possesses the experience, qualifications, attributes, and skills necessary to serve on the Board because of his more than 40 years of relevant industry-related experience in finance, including serving as Chief Financial Officer of insurance and reinsurance companies, and his extensive background in accounting and business administration.

Steven W. Schuster

Director

Mr. Schuster currently serves as a Director of the Company. From 1997 until the closing of the Canopius Merger Transaction in March 2013, he served as a member of the board of directors of the Predecessor Company. He is Chairman of the Corporate Governance and Nominating Committee and a member of both the Compensation Committee and the Investment Committee of the Board of Directors, positions he also held while serving as a member of the board of directors of the Predecessor Company. Mr. Schuster has been engaged in the practice of corporate law for over 30 years and is co-chair of McLaughlin & Stern LLP’s corporate and securities department, where he has been a partner since 1995. Mr. Schuster received his B.A. from Harvard University in 1976 and his J.D. from New York University in 1980.

The Board of Directors believes that Mr. Schuster possesses the experience, qualifications, attributes, and skills necessary to serve on the Board because of his more than 30 years of relevant corporate and securities legal and transactional experience and his extensive knowledge of the Company and its business.

Robert S. Smith

Director

Mr. Smith currently serves as a Director of the Company. From February 2009 until the closing of the Canopius Merger Transaction in March 2013, he served as a member of the board of directors of the Predecessor Company. Mr. Smith is a member of the Investment Committee and was appointed Chairman of the Compensation Committee in November 2013. Prior thereto, he served as Chairman of the Investment Company and was a member of the Compensation Committee, positions he also held while serving as a member of the board of directors of the Predecessor Company. Prior to serving as a member of the board of directors of the Predecessor Company, Mr. Smith served as a member of the board of directors of CastlePoint Holdings, Ltd., a company that merged with the Predecessor Company in February 2009. He held that position from January 2006 until February 2009. Mr. Smith is currently a principal of Sherier Capital LLC, a business advisory firm that he founded in 2005, a Managing Director of National Capital Merchant Banking, LLC (“NCMB”), an investment firm that he joined in April 2008, and serves as the President and CEO of Welbeck Secure Solutions, LLC, a portfolio company of NCMB. He was previously Chief Operating Officer (from December 1999 to April 2004) and Executive Vice-President (from April 2004 to August 2004) of Friedman, Billings, Ramsey Group, Inc., where he was instrumental in, among other things, growing Friedman, Billings, Ramsey Group, Inc. from a privately-held securities boutique to a nationally recognized investment bank, helping accomplish its 1997 initial public offering, the creation of an affiliated public company, FBR Asset Investment Corporation, and the merger of the two companies in 2003. Before joining Friedman, Billings, Ramsey Group, Inc. as its General Counsel in 1997, Mr. Smith was an attorney with the law firm of McGuireWoods LLP from 1986 to 1996. Mr. Smith currently serves on the Steering Committee of the Washington Performing Arts Society Legacy Society (“WPAS”) and as a member of the WPAS Pension Committee. He is also a director of Precise Systems, Inc., an employee-owned company serving federal Department of Defense customers. Mr. Smith received his LL.B. and Dip L.P. (graduate Diploma in Legal Practice) from Edinburgh University, and his LL.M. from the University of Virginia.

The Board of Directors believes that Mr. Smith possesses the experience, qualifications, attributes, and skills necessary to serve on the Board because of his more than 30 years of relevant experience including investment experience, service as a senior executive of a public company, experience in the public securities markets, and his corporate legal background.

Austin P. Young, III, C.P.A.

Director

Mr. Young currently serves as a Director of the Company. From 2004 until the closing of the Canopius Merger Transaction in March 2013, he served as a member of the board of directors of the Predecessor Company. He is Chairman of the Audit Committee and a member of the Investment Committee of the Board of Directors, positions he also held while serving as a member of the board of directors of the Predecessor Company. He also serves as a Director and the Chairman of the Audit Committee of Insperity, Inc. and Amerisafe, Inc. Previously, he served as Senior Vice President, Chief Financial Officer and Treasurer of CellStar Corporation from 1999 to December 2001, when he retired. Before joining CellStar Corporation, he served as Executive Vice President — Finance and Administration of Metamor Worldwide, Inc. from 1996 to 1999. Mr. Young also held the position of Senior Vice President and Chief Financial Officer of American General Corporation for over eight years. He was a partner in the Houston and New York offices of KPMG Peat Marwick where his career spanned 22 years before joining American General Corporation. He holds an accounting degree from The University of Texas. He is a member of the Houston and State Chapters of the Texas Society of Certified Public Accountants, the American Institute of Certified Public Accountants and Financial Executives International.

The Board of Directors believes that Mr. Young possesses the experience, qualifications, attributes, and skills necessary to serve on its Board of Directors because of his more than 50 years of relevant experience in the financial and accounting fields, his years of service on various boards of directors and audit committees, and his extensive knowledge of the Company and its business.

William E. Hitselberger

Executive Vice President and Chief Financial Officer

Mr. Hitselberger currently serves as Executive Vice President and the Chief Financial Officer of the Company. Prior to the closing of the Canopius Merger Transaction in March 2013, Mr. Hitselberger served as Executive Vice President and Chief Financial Officer of the Predecessor Company. Initially, he joined the Predecessor Company in December 2009 as Senior Vice President and became Chief Financial Officer in March 2010 and Executive Vice President in May 2012. Before joining the Predecessor Company, Mr. Hitselberger served as Executive Vice President and Chief Financial Officer of PMA Capital Corporation from April 2004 to November 2009 and as Senior Vice President, Chief Financial Officer and Treasurer from June 2002 to March 2004. Prior to this, he served as Vice President of The PMA Insurance Group from 1996 to 2002. Mr. Hitselberger is a Certified Public Accountant and a Chartered Financial Analyst. Mr. Hitselberger graduated from the University of Pennsylvania, where he received a B.S. in Economics in 1980.

William F. Dove

Senior Vice President, Chief Risk Officer and Chief Actuary

Mr. Dove currently serves as Senior Vice President, Chief Risk Officer and Chief Actuary of the Company. Prior to the closing of the Canopius Merger Transaction in March 2013, Mr. Dove served as Senior Vice President, Chief Risk Officer and Chief Actuary of the Predecessor Company. He joined the Predecessor Company in October 2011 as Senior Vice President and Chief Risk Officer and became Chief Actuary in January 2012. Before joining the Predecessor Company, Mr. Dove served in a series of roles with various subsidiaries of ACE Limited since 2003, including as Chief Operating Officer and Chief Actuary of Brandywine Group Holdings from 2007 to 2011, Chief Technical Officer of ACE Risk Management from 2006 to 2007, and as President of ACE Financial Solutions from 2004 to 2006. From 1995 to 2003, he served in a series of roles including Senior Vice President and Chief Pricing Actuary of Centre Insurance Company. From 1991 to 1995 he served as Assistant Vice President for Continental Insurance Company. He currently serves on the Audit & Compliance Committee of the Princeton Family YMCA and the Citizens’ Finance Advisory Committee for Princeton, NJ. He is a Fellow of the Casualty Actuarial Society, an Associate of the Society of Actuaries, a member of the American Academy of Actuaries and a Chartered Enterprise Risk Analyst. He holds a B.A. in Mathematics from Haverford College in Haverford, PA.

Scott T. Melnik

Senior Vice President, Claims

Mr. Melnik currently serves as Senior Vice President of Claims of Tower Group, Inc., a subsidiary of the Company and the holding company for its U.S. operations. From June 2008 until the closing of the Canopius Merger Transaction in March 2013, Mr. Melnik served as Senior Vice President, Claims of the Predecessor Company. Initially, he joined the Predecessor Company in March 1999 as a Claims Manager and throughout his more than fourteen years with the Predecessor Company served in a number of other management positions within the Claims Division. Over the last 22 years in the insurance industry, Mr. Melnik has been involved in the technical claim handling and management of various types of property and casualty insurance claims, both personal and commercial lines. Before joining the Predecessor Company, Mr. Melnik held management positions in the Risk Management division of CNA Insurance Companies. From 1991 to 1994, he held positions at the self-insured and reciprocal management firm Wright Risk Management.

Elliot S. Orol

Senior Vice President, General Counsel and Secretary

Mr. Orol currently serves as Senior Vice President, General Counsel and Secretary of the Company. Prior to the closing of the Canopius Merger Transaction in March 2013, Mr. Orol had served as Senior Vice President, General Counsel and Secretary of the Predecessor Company since December 2008. Before joining the Predecessor Company, Mr. Orol served until November 2008 at The Navigators Group, Inc. as Chief Compliance Officer from November 2004, Senior Vice President and General Counsel from May 2005, and Secretary from May 2006. Prior to joining Navigators, Mr. Orol was in private legal practice and, from 2002 to 2003, served as Managing Director and General Counsel of Gerling Global Financial Products, Inc. From 1999 through 2001, he was a partner with the law firm of Cozen O’Connor. He served from 1996-1999 as Vice President, General Counsel and Secretary of the GRE Insurance Group, and from 1987-1996 as Vice President of The Continental Insurance Company. Mr. Orol was previously a member of the Board of Trustees of The Dalton School. Mr. Orol received a B.S. in Mathematics from the State University of New York at Binghamton, a J.D. from the University of Chicago Law School and an M.B.A. from the University of Chicago Graduate School of Business.

Christian K. Pechmann

Senior Vice President, Marketing

Mr. Pechmann currently serves as Senior Vice President, Marketing of Tower Group, Inc., a subsidiary of the Company and the holding company for its U.S. operations. Prior to the closing of the Canopius Merger Transaction in March 2013, Mr. Pechmann had served as Senior Vice President, Marketing of the Predecessor Company since September 2003. Before joining the Predecessor Company, Mr. Pechmann was employed in various profit center and field management roles at Kemper Insurance Companies. His last positions with that company were as Midwest Region President and Northeast Region President, responsible for the commercial lines branch offices within those respective regions. A graduate of Hartwick College, Mr. Pechmann received a B.A. in English, and participated in the Executive Development Program at Columbia University. He holds the Associate of Risk Management (ARM) and the Associate of Insurance Management (AIM) from the Insurance Institute of America.

Laurie A. Ranegar

Senior Vice President, Operations

Ms. Ranegar currently serves as Senior Vice President of Operations of Tower Group, Inc., a subsidiary of the Company and the holding company for its U.S. operations. She is responsible for service delivery, billing and collections, premium audit, statistical reporting and technology user acceptance testing. Prior to the closing of the Canopius Merger Transaction in March 2013, Ms. Ranegar had served as Senior Vice President of Operations of the Predecessor Company since October 2003. She has 30 years of insurance industry experience with extensive experience in off-shoring back office processes. Before joining the Predecessor Company, she was Regional Operations Director of the Northeast for Kemper Insurance. Before joining Kemper, Ms. Ranegar held management positions at Highlands Insurance Group, Inc. from 1996 until 2002, where she held the positions of Vice President, Claim Field Operations, and Vice President, Underwriting and Operations, responsible for a commercial small business service center. She began her insurance career with Aetna Life and Casualty and is a graduate of the University of Pittsburgh with a B.A. in Economics.

James E. Roberts

Senior Vice President, Reinsurance

Mr. Roberts currently serves as Senior Vice President, Reinsurance of the Company. From May 2011 to the closing of the Canopius Merger Transaction in March 2013, Mr. Roberts served as Senior Vice President – Corporate Underwriting and from October 2009 to May 2011, he served as Managing Vice President – Corporate Underwriting of the Predecessor Company. Before joining the Predecessor Company, Mr. Roberts was employed by AequiCap Group where he served as President of AequiCap Insurance Company from January 2006 to October 2009 and President of AequiCap Program Administrators from September 2007 to October 2009. From November 2002 to October 2005, Mr. Roberts was Executive Vice President and Chief Underwriting Officer of the Reinsurance Division of Alea North America Company and Senior Vice President of Alea North America Insurance Company. From May 1995 to November 2002, Mr. Roberts was employed by Trenwick Group, Ltd. and its predecessor company, Trenwick Group, Inc. At Trenwick, he served from October 1999 to November 2002 as Chairman and Chief Executive Officer of the Insurance Corporation of New York, Dakota Specialty Insurance Company and Recor Insurance Company Inc. From March 2000 to November 2002, he served as Chairman and Chief Executive Officer and from October 1999 to March 2000, he served as Vice Chairman of Chartwell Reinsurance Company. From May 1995 to March 2000, he was Vice Chairman of Trenwick America Reinsurance Corporation, where he was co-head of the Company’s Underwriting Department. During the nine years prior to joining Trenwick, Mr. Roberts held the following positions at Re Capital Corporation, where he was one of the Company’s three founding officers: President and Chief Executive Officer from 1992 to 1995; President and Chief Operating Officer from 1991 to 1992; Senior Vice President from 1986 to 1991; Director from 1989 to 1995; and President and Chief Executive Officer of the Company’s principal operating subsidiary, Re Capital Reinsurance Corporation from 1991 to 1995. From June 1995 to May 2013, Mr. Roberts was a Director of Harris & Harris Group, Inc., a venture capital firm specializing in active, early stage investments in transformative nanotechnology companies. He served as Lead Independent Director of the Board of Harris & Harris from May 2011 until stepping down at the end of his term in May 2013. Mr. Roberts graduated from Cornell University (A.B.).

Catherine M. Wragg

Senior Vice President, Human Resources and Administration

Ms. Wragg currently serves as Senior Vice President, Human Resources and Administration of Tower Group, Inc., a subsidiary of the Company and the holding company for its U.S. operations. Prior to the closing of the Canopius Merger Transaction in March 2013, Ms. Wragg had served as Senior Vice President, Human Resources and Administration of the Predecessor Company since May 2011. Initially, she joined the Predecessor Company in December 1995 and was promoted to Managing Vice President in January 2008. Ms. Wragg is currently responsible for all aspects of employee relations, recruiting, benefits, compensation, real estate, general office administration and related expenses. Before joining Predecessor Company, Ms. Wragg was responsible for the oversight of the payroll and benefits function with the firm Bachner, Tally, Polevoy and Misher LLP from 1993 through 1995. Ms. Wragg studied English at Northern Arizona University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and Directors and persons who own more than 10% of a registered class of the Company’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms received by the Company with respect to fiscal year 2013 or written representations from certain reporting persons during the year ended December 31, 2013, all Section 16(a) filing requirements applicable to the Directors, officers and greater than 10% shareholders were complied with by such persons, except that one report covering one transaction was filed late by Mr. Lee, the former Chief Executive Officer of the Company.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Company’s Performance in 2013

The Company’s performance in 2013 did not meet the financial performance metrics set by the Compensation Committee at the beginning of the year. Accordingly, the Compensation Committee (the “Compensation Committee” or the “Committee”) determined:

(i)	not to increase the annual base salaries for the Company’s Named Executive Officers included in the Summary Compensation Table below (the “Named Executive Officers” or “NEOs”) or other employees in 2014;

(ii)	not to make any annual cash bonus awards for 2013 performance under the Tower Group International, Ltd. Short Term Performance Incentive Plan (the “Short Term Incentive Plan” or “STIP”);

(iii)	following the Committee’s previous determination not to make any equity awards to the NEOs for 2012 performance for at least six months following the closing of the Canopius Merger Transaction in March 2013, not to make any equity awards to the NEOs for 2012 performance under the Tower Group, Inc. 2004 Long Term Equity Compensation Plan (as amended and restated, effective May 15, 2008, the “2008 Long Term Equity Plan” or “2008 LTEP”); and

(iv)	not to make any long-term equity awards for the 2013-2015 performance period under the new Tower Group International, Ltd. 2013 Long Term Incentive Plan (the “2013 Long Term Incentive Plan” or “2013 LTIP”).

In addition, the Compensation Committee does not expect to make annual cash awards for performance in 2014 under the STIP or long term equity awards for the 2014-2016 performance period under the LTIP.

Merger Agreement with ACP Re

On January 3, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ACP Re Ltd. (“ACP Re”), and a wholly-owned subsidiary of ACP Re (“Merger Sub”), pursuant to which Merger Sub would merge with and into Tower (the “ACP Re Merger”), with Tower as the surviving corporation in the ACP Re Merger and a wholly owned subsidiary of ACP Re. ACP Re is a Bermuda-based reinsurance company. The obligations of the parties to complete the ACP Re Merger are subject to the satisfaction or waiver of the closing conditions in the Merger Agreement. There is no assurance that the closing of our proposed merger with ACP Re will occur or that it will close under the same terms and conditions contained in the ACP Re Merger Agreement.

Pursuant to the terms of the Merger Agreement, the Company has agreed, among other matters, not to increase the base salary or to make cash or equity bonus awards to any of its employees, including the Named Executive Officers listed below, without the prior written consent of ACP Re. The Company’s executive compensation program and plans described below in this Compensation Discussion and Analysis are all subject to the restrictions imposed upon the Company pursuant to the Merger Agreement, as well as to applicable insurance department regulatory restrictions.

2013 Say-on-Pay Results

At the 2013 annual general meeting of shareholders of the Company, more than 95% of the shares present in person or by proxy were cast in a nonbinding advisory say-on-pay vote in support of the Company’s executive compensation program and policies.

Executive Compensation and Corporate Governance Policy Highlights

The Company is committed to maintaining best practices with respect to executive compensation practices and corporate governance standards, and has adopted the policies and practices, among others, set forth in the chart below.

Compensation or Governance Practice	Company’s Policy

Performance-based long term incentive equity awards

Equity awards made to the NEOs under the Company’s 2013 Long Term Incentive Plan are based 75% upon two financial performance metrics, relative total shareholder return (50%) and return on tangible equity (25%), each measured over a three-year performance period and vesting at the end of such three-year period.

Total shareholder return is measured relative to a selected peer group. Return on tangible equity is measured against pre-established levels determined with reference to operating return on tangible equity for the selected peer group for the prior three-year period.

Performance-based award payouts will range from no award if threshold performance is not met, to above-target awards for superior performance.

The making of any new equity awards is currently subject to restrictions under the Merger Agreement.

Dividends on unvested stock	We have eliminated the payment of dividends on unvested stock and restricted stock units (“RSUs”) issued under the 2013 Long Term Incentive Plan. Dividends are instead credited to holders of unvested stock and RSUs and are paid only if and when the restricted stock or RSUs vest; otherwise, dividends will be forfeited.

Election of Directors	Majority voting standard for the election of Directors in uncontested elections and required offer of resignation from any Director who is not reelected (as described under “Corporate Governance – Director Independence” below).

Stock ownership guidelines for Directors	Stock ownership guidelines for Directors (as described under “Corporate Governance – Stock Ownership Guidelines” above).

Stock ownership guidelines for CEO and other NEOs	Stock ownership guidelines for the CEO and other NEOs (as described under “Corporate Governance – Stock Ownership Guidelines” above).

Stock pledging	Anti-pledging policy for the CEO, the other NEOs and other designated executive officers and Directors (as described under “Corporate Governance – Stock Ownership Guidelines” above).

Stock hedging	Anti-hedging policy for the CEO, the other NEOs and other designated executive officers and Directors (as described under “Corporate Governance – Stock Ownership Guidelines” above).

Lead Director	A lead independent Director is provided for as part of the leadership structure of the Company’s Board of Directors (as described under “Additional Information Regarding the Board – Board Leadership Structure” above). Since the positions of Chairman and Chief Executive Officer are now held by different individuals, there is at present no lead independent Director.

Payments to Directors	Prohibition on payment of any consulting, legal, advisory or other fees to independent Directors by the Company other than fees paid strictly for service on the Board of Directors or Board committees (as described under “Corporate Governance – Payment of Fees to Independent Directors” below).

Change in a Director’s principal employment	Required offer of resignation from any Director who changes his principal employment (as described under “Corporate Governance – Offer of Resignation Upon Change of Employment” below).

Tax gross-ups	Tax gross-ups have been eliminated from the employment agreements of all NEOs, and will not be included in any new employment agreements.

Change in control provision	The 2013 Long Term Incentive Plan requires a double trigger – both a change in control and termination of employment within two years of the change in control – for the acceleration of unvested equity awards in the event of a change in control.

Internal pay equity	Under the 2013 Long Term Incentive Plan, the CEO’s maximum bonus opportunity was reduced to 200% of target from 300% of target under the prior plan, to reflect current market practice and enhance internal pay equity. The newly elected CEO, William W. Fox, Jr., is not eligible for a bonus award under his employment agreement.

Prospective clawback provision	Under the terms of the 2013 Long Term Incentive Plan, the Committee reserves the right to recoup certain payments made under the plan to the extent necessary to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Company will implement a clawback policy as soon as the SEC issues applicable final rules.

Independence of Board committees	All committees of the Board, including the Compensation Committee, are composed entirely of independent Directors.

Compensation consultant	The Compensation Committee’s executive compensation consulting firm, Pearl Meyer & Partners, is retained directly by the Committee and performs no other services for the Committee or the Company. All such services were authorized by the Committee.

Compensation policies and risk	The Compensation Committee reviews annually the Company’s risk management with respect to its executive compensation policies and practices to assure that these policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Peer group	Our Compensation Committee, assisted by our outside compensation consultant, extensively reviewed during 2013 potential peers and selected only those that have a close business model alignment.

Compensation Philosophy and Objectives

The Company’s approach to executive compensation is based upon its pay-for-performance philosophy, which is intended to align the compensation of the Company’s executive officers with the performance of the Company as measured by various performance metrics set by the Compensation Committee. The Company’s executive compensation program is also designed to attract and retain the services of highly qualified executives and to reward and provide incentives for individual performance as well as for overall Company performance. The Company seeks to establish and maintain a performance-driven, entrepreneurial culture that delivers impressive performance relative to its peers and exceptional value to its shareholders, and to attract and reward individuals who fit that culture and reflect the core values of the Company: leadership, passion, hard work, teamwork, innovation, customer service, trust, flexibility, social responsibility and excellence. To attract and retain highly skilled individuals, the Company’s compensation program is intended to be competitive with that offered by other employers within the industry that compete with the Company for talent. The Company uses all of the elements of its compensation program together to achieve these objectives.

The compensation for each NEO reflects his level of responsibility, the Company’s performance, the achievement of individually established goals, his personal contribution to the Company’s success, experience, expertise, knowledge of the Company’s operations and the insurance industry, and marketplace considerations. Other than the CEO, no NEO or other officer plays a role in determining compensation for the NEOs.

Elements of Compensation

The Company’s executive compensation program for its NEOs for 2013 consisted of the following four key elements:

(i)	annual base salary;

(ii)	an annual bonus, payable under the Short Term Incentive Plan;

(iii)	a long term equity award for the 2013-2015 performance period, granted under the 2013 Long Term Incentive Plan; and

(iv)	retirement income plans.

The Company does not generally target any specific allocation among these various elements of compensation for NEOs or other employees. While the elements of compensation described above are considered separately, the Compensation Committee takes into account the full compensation package offered by the Company to each NEO, including healthcare and other benefits. The Compensation Committee believes that the compensation mix for the NEOs strikes a balance between salary and variable compensation arrangements and is consistent with the Company’s compensation policies for employees in general.

As a result of the Company’s 2013 performance, the Compensation Committee determined not to make any annual cash bonus awards for 2013 or any long-term equity awards for the 2013-2015 performance period. The Committee approved, on October 6, 2013, cash retention awards to James E. Roberts, but not to any other NEOs, and to certain other employees recommended by management, in varying amounts ranging from 20%-100% of their annual base salary and payable to such employees (i) on September 30, 2014 if they remain at such date employees of the Company or (ii) if terminated other than for Cause (as defined in the 2013 LTIP) prior to September 30, 2014, on the date of such termination. Mr. Roberts would be eligible to receive a cash retention award in the amount of 100% of his annual base salary, or $350,018.

Base Salaries. The annual base salary is the fixed element of compensation and is intended to attract and retain high performing executives. The level of base salary for each of the NEOs reflects his position and tenure with the Company, the Company’s needs, the NEO’s individual performance, achievements and contributions to the Company, and the overall financial results of the Company. The Compensation Committee determined the base salary for each NEO for 2013 in the first quarter of 2013.

Annual Bonuses. The NEOs are eligible for annual bonuses under the Short Term Incentive Plan, which are generally paid in cash in the first quarter of each year. The Short Term Incentive Plan supports the Company’s recruitment objectives by enabling the Company to attract qualified new employees. The STIP supports the Company’s retention and incentive objectives by providing eligible NEOs with competitive compensation and appropriate incentives to enhance the profitability and growth of the Company, and by rewarding them for their service and personal contribution to the Company’s success.

The STIP bonus awards are intended primarily to reflect the degree to which the Company meets its annual financial plan. For 2013, such awards would have been determined based primarily upon the degree to which the Company achieved selected corporate performance targets (the “STIP Bonus Targets”) with respect to four equally weighted components:

(1)	operating return on equity (excluding gains and losses realized on investments and non-recurring transaction costs) (the “Adjusted Operating Return on Equity”),

(2)	gross premiums written and produced,

(3)	combined ratio, and

(4)	growth in diluted book value per share (the “Adjusted Growth in Diluted Book Value Per Share”).

The Adjusted Operating Return on Equity performance target and the Adjusted Growth in Diluted Book Value Per Share performance target are intended to measure the increase in shareholder value over various periods of time. The gross premiums written and produced performance target is intended to measure premium growth. The combined ratio performance target is a standard property and casualty insurance industry measure of profitability, and also serves as a risk management tool by discouraging the Company from writing unprofitable business. The Compensation Committee believes that the STIP Bonus Targets for annual bonus awards under the Short Term Incentive Plan were set at levels that could be achieved only with significant effort on the part of the NEOs.

Based upon the degree of the Company’s achievement of the STIP Bonus Targets under the Short Term Incentive Plan and pursuant to the terms of the Merger Agreement, the Compensation Committee determined not to award annual cash bonuses to the NEOs for 2013.

Stock-Based Incentives. As a result of the approval by the shareholders of the 2013 Long Term Incentive Plan at the 2013 annual general meeting of shareholders, the NEOs are eligible for equity awards under the 2013 Long Term Incentive Plan. Awards granted under the 2013 LTIP for each of the NEOs and certain other senior officers of the Company designated by the CEO and approved by the Compensation Committee are:

•	75% performance-based, and

•	25% time-based.

An equity award for each of the NEOs and other designated senior officers under the 2013 LTIP would be calculated as follows:

(1)	50% of such equity award will be based on total shareholder return for the Company relative to that of its peers over the immediately preceding three-year period and will vest at the end of such three-year period,

(2)	25% of such equity award will be based on return on tangible equity over such three-year period and will vest at the end of such three-year period, and

(3)	25% of such equity award will be based on such plan participant’s target bonus opportunity and will vest concurrently with the performance component of such award.

With respect to (1) and (2) above (the “LTIP Performance-Based Bonus Targets”), the total shareholder return performance metric is intended to measure the return on investment to the Company’s shareholders based upon share price appreciation and dividends paid relative to that of the Company’s peers. The return on tangible equity performance metric is intended to measure the increase in shareholder value over various periods of time. The Compensation Committee believes that the LTIP Performance-Based Bonus Targets were set at levels that could be achieved only with significant effort on the part of the CEO and other NEOs. The Committee believes that (3) above (“the LTIP Time-Based Bonus Target” and, together with the LTIP Performance-Based Bonus Targets, the “LTIP Targets”) supports the recruitment and retention objectives of the Company’s executive compensation program as described above. The performance components and measurement period to be used to determine equity awards under the 2013 LTIP for NEOs and other designated senior officers differ from those to be used to determine annual bonus awards under the STIP. The Compensation Committee has discretion to adjust downward, but not upward, the annual equity bonus award payable to each NEO under the 2013 Long Term Incentive Plan.

Based upon the Company’s financial performance in 2013, the Compensation Committee determined not to make any equity awards under the 2013 LTIP for the three-year performance period from 2013-2015.

The Company encourages ownership by officers of the Company’s stock through its equity-based awards, and has adopted stock ownership requirements for NEOs as described under “Corporate Governance – Stock Ownership Guidelines” above. The 2013 LTIP requires that both a change in control and the termination of employment within two years of the change in control are required for accelerated vesting.

Retirement Income Plans. The Company’s retirement income plans include the Tower Group, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), the Tower Group, Inc. Supplemental Executive Retirement Plan (the “SERP”) in which the NEOs and certain other officers of the Company are eligible to participate, and the Company’s 401(k) Plan with matching Company contribution, in which all employees are eligible to participate.

The Deferred Compensation Plan is a voluntary, non-qualified plan offered to all officers of the Company at the level of Vice President and above and to all of the Company’s Directors. Participants in the Deferred Compensation Plan are able to defer a portion of their current base salary and annual cash bonus, resulting in lower current taxable income and tax-deferred earnings growth on their deferred amounts. Each participant is able to self-direct the investment of his or her account balance from a choice of 17 valuation funds. Currently, 23 of the eligible officers and Directors of the Company are enrolled in the Deferred Compensation Plan. Of the NEOs, only Mr. Hitselberger participated in the Deferred Compensation Plan in 2013.

The SERP is a non-qualified defined contribution plan effective as of January 1, 2009 that is intended to enhance retirement benefits for the Company’s most senior executives and certain other key employees. Eligibility to participate in the SERP generally requires three years of prior employment with the Company for Executive Vice Presidents and Senior Vice Presidents and between five and 10 years of prior employment with the Company for other key employees. While Mr. Dove has been employed with the Company for less than three years, the Compensation Committee determined, based upon his senior management position and his importance to the Company, to permit him to participate in the SERP beginning in 2012. Messrs. Hitselberger, Orol, Dove and Roberts, as well as certain non-NEO key executives selected at the discretion of the Compensation Committee, are eligible to participate in the SERP. Subject to the approval of the Compensation Committee, the Company may make annual contributions to the SERP on behalf of each participant. The SERP is not a defined benefit plan.

For all SERP participants, the current amount of the Company’s annual contribution is equal to 5% of their annual cash compensation for the prior year. Company contributions for each participant remain unvested until such participant has completed 10 years of service with the Company, and vest in full upon completion of 10 years of service. However, as required by the terms of the SERP, unvested Company contributions for each participant became fully vested as a result of the closing of the Canopius Merger Transaction on March 13, 2013. Since the former CEO had more than 10 years of service with the Company, the Company’s SERP contributions for him were fully vested prior to the closing of the Merger in March 2013. The Compensation Committee has discretion to terminate the SERP at any time or to adjust upward or downward the level of the Company’s contribution each year.

In addition to the Deferred Compensation Plan and the SERP, each currently employed NEO is eligible to participate in the Company’s 401(k) Plan. The 401(k) Plan provides for the Company to match each participating employee’s annual contributions to the Plan in an amount up to 4% of such employee’s base salary and cash bonus at the matching rate of $.50 per $1.00 contributed, subject to certain matching contribution limits under applicable law. The Company’s matching contributions vest ratably over a five-year period.

Supplemental Benefits. Except as noted below, currently employed NEOs participate in the Company’s health and welfare benefits on the same terms and conditions as other employees. Executive compensation also includes a limited number of supplemental benefits and perquisites for the Company’s key executives. These benefits include a supplemental medical reimbursement plan for executive officers (other than Mr. Roberts) in an annual amount of up to $5,000. In addition to the foregoing, the perquisites for the former CEO included a country club membership and an automobile allowance. The Company believes that its supplemental benefits and perquisites are customary and enhance the Company’s ability to retain talented executives.

The Compensation Committee’s Process

The Compensation Committee, working with the Company’s senior management, develops and implements the Company’s executive compensation policies. The Compensation Committee is responsible for the Company’s compensation program for its NEOs and for recommending to the Board of Directors the compensation of the Company’s Directors. The Compensation Committee is also responsible for the administration, including designating in its discretion the recipients, amounts and terms of equity grants, of the 2013 Long Term Incentive Plan, as well as of the 2008 Long Term Equity Plan, with respect to which the Committee determined to make no further awards following the approval of the 2013 LTIP by the shareholders at the 2013 annual general meeting.

The Compensation Committee conducts its review of executive performance and compensation on an annual basis and generally adjusts base salaries and makes cash bonus and equity-based awards annually in the first calendar quarter of the year following the performance year. This process includes an assessment of the performance of the Company and of each NEO for the year, and a comparison of each NEO’s compensation to market data for executives in similar positions at peer companies of the Company. The Committee engages an independent compensation consultant to compile this market data. Compensation adjustments can be made during the year if circumstances are appropriate, such as when an individual is promoted or takes on additional responsibilities. Cash bonuses and equity-based awards may also be made to individuals during the year in which they join the Company.

Assessment of Company Performance in 2013. As noted under “Compensation Discussion and Analysis — The Company’s Performance in 2013” above, the Compensation Committee did not make annual cash bonus awards for 2013 performance under the STIP or long term equity awards for the 2013-2015 performance period under the 2013 LTIP. Based upon the Committee’s assessment of the Company’s performance in 2013, the Committee has determined to reduce the Company’s expenses and, as described under “Compensation Philosophy and Objectives – Elements of Compensation” above, to focus on the retention of key employees.

Assessment of Individual Performance. Each year, the Compensation Committee considers the individual performance of each NEO. Factors that are evaluated to determine each NEO’s individual contribution include his strategic vision, leadership and management skills, technical skills and judgment in performing his responsibilities.

Benchmarking against Peer Group. In setting compensation, the Compensation Committee compares the elements of compensation for the Company’s executives against the compensation of executives at a peer group of publicly traded insurance companies of comparable size, based on gross written premium, and complexity of business structure, based on the Committee’s understanding of such companies’ lines of business written. The Committee retains an executive compensation consulting firm, Pearl Meyer & Partners, to assist it in selecting appropriate peer companies and to obtain and organize the information. The Committee compares the compensation of individual executives to their counterparts at the peer group if the positions are sufficiently similar to make the comparison meaningful. The Committee uses the peer group data as one factor in the decision on what compensation levels to set and as a guide in determining the competitiveness of each element of the compensation program. The peer group used for 2013 consisted of the following companies:

Allied World Assurance Company	Aspen Insurance Holdings, Ltd.	Markel Corp.

American Financial Group, Inc.	Axis Capital Holdings Limited	The Navigators Group, Inc.

AmTrust Financial Services, Inc.	Endurance Specialty Holdings, Ltd.	Selective Insurance Group, Inc.

Arch Capital Group, Ltd.	The Hanover Insurance Group, Inc.	Validus Holdings, Ltd.

Argo Group International Holdings, Ltd.	HCC Insurance Holdings, Inc.

The executive compensation consultant provided a report to the Compensation Committee in November 2013. This report compared the Company’s compensation program to those of its peer companies and to available compensation surveys, and included salary ranges and commonly used equity-based incentives, structure and mix of compensation, design, and content of annual and long term incentive plans. The executive compensation consultant also provided consultative advice to the Compensation Committee with respect to executive compensation during 2013. While the Compensation Committee believes that using an executive compensation consultant is an effective way to keep current regarding competitive compensation practices, the Committee does not believe that it should accord undue weight to the advice of such consultant. Accordingly, while the Committee generally considers the 50th percentile of comparable market data in executive compensation studies as a guideline in setting the annual compensation of the NEOs, this is only one of several factors used by the Committee to set such compensation.

Under its charter, the Compensation Committee is authorized to retain a compensation consultant and outside advisors at the Company’s expense. In 2013, as noted above, the Compensation Committee retained Pearl Meyer & Partners to advise it on matters related to executive compensation and the Company’s compensation plans. Other than providing the November 2013 report described in the paragraph above to and discussing it with the Compensation Committee and providing such consultative advice, Pearl Meyer & Partners played no role in advising the CEO or the Compensation Committee on compensation decisions in 2013. Pearl Meyer & Partners provides no other services to the Company.

The Compensation Committee has reviewed the independence of Pearl Meyer & Partners in light of SEC rules and NASDAQ listing standards regarding compensation consultants and has concluded that Pearl Meyer & Partners’ work for the Compensation Committee is independent and does not raise any conflict of interest.

2013 Awards to the Chief Executive Officer and Other Named Executive Officers. As noted under “Summary of Key Agreements – Former Chief Executive Officer Separation and Release Agreement” below, the Company’s former CEO, Mr. Lee, resigned on February 6, 2014. Mr. Lee’s compensation for 2013 included cash compensation of $900,000, consisting solely of his annual base salary. In addition, as required under the terms of Mr. Lee’s Separation and Release Agreement with the Company described under “Summary of Key Agreements – Former Chief Executive Officer Separation and Release Agreement” below, which reduced the amount that the Company would have been required to pay to Mr. Lee pursuant to his employment agreement in effect as of the date of such resignation, the Company paid to Mr. Lee in March 2014 a separation payment in the amount of $3,280,614.

With respect to the NEOs, as noted under “Compensation Discussion and Analysis – The Company’s Performance in 2013” above, the Compensation Committee determined not to make annual cash bonus awards under the STIP with respect to 2013 performance and not to make long term equity awards under the 2013 LTEP for the 2013-2015 performance period.

The Compensation Committee believes that the compensation mix for these NEOs strikes an appropriate balance between salary and variable compensation arrangements and is consistent with the Company’s compensation policies for employees in general.

Employment Agreements. The Company enters into employment agreements to attract and retain talented executives. The Company has entered into employment agreements with certain of its executive officers, including Messrs. Hitselberger, Orol and Dove. The Company has not entered into an employment agreement with Mr. Roberts. Each of these employment agreements was reviewed by the Compensation Committee prior to the Company’s entering into such agreement. Based on this review, the Company believes the terms of these agreements are competitive with those entered into by its peer companies. For a description of the employment agreements with NEOs, see “Summary of Key Agreements” below.

There are no change-in-control agreements or severance agreements between the Company and its NEOs other than provisions set forth in (i) the employment agreements between the Company and certain of its NEOs and (ii) the 2013 Long Term Incentive Plan. For a description of these provisions with respect to the NEOs, see “Summary of Key Agreements” below. The accelerated vesting of unvested restricted shares of stock awarded under the 2013 LTIP, unlike the accelerated vesting of unvested restricted shares of stock awarded under the 2008 LTEP, requires both a change in control and the termination of employment within two years of the change in control.

Tax Considerations. Under Section 162(m) of the Code, annual compensation in excess of $1,000,000 paid to certain executive officers of a publicly held corporation will not be deductible unless such compensation is based upon performance objectives meeting certain regulatory criteria or is otherwise excluded from the limitation. The Company considers this limitation on deductions when structuring executive compensation. Incentive compensation paid to the Company’s executive officers pursuant to the Short Term Incentive Plan, the 2008 Long Term Equity Plan, and the 2013 Long Term Incentive Plan is intended to qualify for deductibility by the Company under Section 162(m), but there can be no assurance that this compensation will meet the required criteria. The Compensation Committee recognizes that in certain instances, it may be in the best interests of the Company’s shareholders to provide compensation that is not fully deductible and may do so as it determines appropriate.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and, based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Compensation Committee

Robert S. Smith, Chairman
Steven W. Schuster
Jan R. Van Gorder

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation paid by the Company to the Chief Executive Officer, the Principal Financial Officer and each of the five other most highly paid executive officers (including the former Chief Executive Officer and the former Chief Underwriting Officer) of the Company or its subsidiaries (the “Named Executive Officers” or “NEOs”).

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards	Non- Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total

William E. Hitselberger Executive Vice President, Chief Financial Officer	2013	$539,069	$-	$-	$-	$-	$-	$58,144	$597,213
	2012	506,253	84,094	248,625	-	-	-	91,254	930,226
	2011	450,000	194,513	786,094	-	-	-	48,786	1,479,393

Elliot S. Orol Senior Vice President, General Counsel and Secretary	2013	383,355	-	-	-	-	-	46,013	429,368
	2012	368,336	112,200	173,400	-	-	-	59,690	713,629
	2011	340,000	135,660	365,500	-	-	-	59,592	900,752

William F. Dove Senior Vice President, Chief Risk Officer	2013	410,000	-	-	-	-	-	49,264	459,264
	2012	410,000	123,000	246,000	-	-	-	36,332	815,332
	2011	84,102	386,000	725,000	-	-	-	6,387	1,201,489

James E. Roberts Senior Vice President, Reinsurance	2013	343,403	-	-	-	-	-	36,475	379,878
	2012	306,919	186,180	198,250	-	-	-	21,945	713,294
	2011	276,667	146,425	215,000	-	-	-	17,371	655,463

Michael H. Lee (4) Chairman of the Board, President and Chief Executive Officer	2013	900,000	-	-	-	-	-	152,311	1,052,311
	2012	900,000	225,000	1,525,590	-	-	-	325,720	2,976,310
	2011	900,000	622,170	3,321,676	-	-	-	688,942	5,532,788

Gary S. Maier (5) Executive Vice President, Chief Underwriting Officer	2013	315,305	-	-	-	-	-	724,225	1,039,530
	2012	407,461	66,942	212,713	-	-	-	65,441	752,557
	2011	385,000	166,416	496,650	-	-	-	63,316	1,111,382

(1)	Based upon the degree of the Company’s achievement of the STIP Bonus Targets under the Short Term Incentive Plan and pursuant to the terms of the Merger Agreement, the Compensation Committee determined not to award annual cash bonuses to the NEOs under the STIP in 2013.
(2)	This amount reflects the grant date fair value in accordance with FASB ASC Topic 718. Following the Compensation Committee’s previous determination not to make any equity awards to the NEOs for 2012 performance for at least six months following the closing of the Canopius Merger Transaction in March 2013 to provide the Committee with an opportunity to assess the results of the Canopius Merger Transaction, including the organizational structure and the role of each NEO in the Company following the Canopius Merger Transaction, the Committee determined not to make any equity awards to the NEOs for 2012 performance. See Note 14, “Stock Based Compensation,” in the Notes to the Company’s Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for the assumptions used to determine the compensation costs associated with stock and option awards that the Company expensed in 2013, 2012 and 2011.

(3)	All Other Compensation includes (1) for Mr. Hitselberger, (a) officer medical reimbursement -2013: $5,000; 2012: $5,000; 2011: $5,000; (b) 401(k) match - 2013: $8,750; 2012: $10,000; 2011: $9,800; (c) term life insurance premium – 2013: $1,050; 2012: $798; 2011: $798; (d) dividends on restricted stock – 2013: $7,743; 2012: $31,933; 2011 - $33,188; and (e) SERP contribution – 2013: $35,601; 2012: $43,523; 2011: $0. (2) for Mr. Orol: (a) officer medical reimbursement – 2013: $5,000; 2012: $5,000; 2011: $5,000; (b) 401(k) match– 2013: $10,200; 2012: $10,000; 2011: $9,800; (c) term life insurance premium – 2013: $1,050; 2012: $798; 2011: $775; (d) dividends on restricted stock – 2013: $4,279; 2012: $17,117; 2011: $20,642; and (e) SERP contribution – 2013: $25,484; 2012: $26,775; 2011: $23,375; (3) for Mr. Dove: (a) officer medical reimbursement - 2013: $0; 2012: $0; 2011: $0; (b) 401(k) match - 2013: $8,750; 2012: $0; 2011: $0; (c) term life insurance premium – 2013: $1,050; 2012: $798; 2011: $166; (d) dividends on restricted stock – 2013: $6,664; 2012: $31,322; 2011 - $6,221; and (e) SERP contribution – 2013: $32,800; 2012: $4,212; 2011: $0; (4) for Mr. Roberts: (a) officer medical reimbursement -2013: $0; 2012: $0; 2011: $0; (b) 401(k) match - 2013: $10,200; 2012: $10,000; 2011: $9,800; (c) term life insurance premium – 2013: $683; 2012: $920; 2011: $798; (d) dividends on restricted stock – 2013: $2,756; 2012: $11,025; 2011 - $6,773; and (e) SERP contribution – 2013: $22,836; 2012: $0; 2011: $0; (5) for Mr. Lee: (a) officer medical reimbursement - 2013: $5,000; 2012: $5,000; 2011: $5,000; (b) 401(k) match - 2013: $10,200; 2012: $10,000; 2011: $9,800; (c) term life insurance premium – 2013: $1,050; 2012: $798; 2011: $798; (d) dividends on restricted stock – 2013: $37,952; 2012: $159,880; 2011: $168,066; (e) SERP contribution – 2013: $76,109; 2012: $128,042; 2011: $483,278; (f) country club dues – 2013: $10,000; 2012: $10,000; 2011: $10,000; and (g) car allowance – 2013: $12,000; 2012: $12,000; 2011: $12,000; and (6) for Mr. Maier: (a) officer medical reimbursement -2013: $0; 2012: $0; 2011: $0; (b) 401(k) match - 2013: $8,750; 2012: $8,500; 2011: $8,250; (c) term life insurance premium – 2013: $1,050; 2012: $798; 2011: $798; (d) dividends on restricted stock – 2013: $5,788; 2012: $23,611; 2011 - $25,946; (e) SERP contribution – 2013: $28,919; 2012: $32,532; 2011: $28,322; and (f) for 2013, a separation payment in the amount of $679,718 pursuant to the separation agreement, dated September 24, 2013, between the Company and Mr. Maier.
(4)	On February 6, 2014, Mr. Lee resigned as Chairman, President and Chief Executive Officer of the Company.
(5)	On October 4, 2013, Mr. Maier resigned as Executive Vice President, Chief Underwriting Officer of Tower Group, Inc., a wholly owned subsidiary of the Company.

Summary of Key Agreements

Named Executive Officers’ Employment Agreements. Under their respective employment agreements, each of Messrs. Hitselberger, Orol and Dove has agreed to serve in his current position and/or in such other positions as the Company (or, with respect to Mr. Dove, the Predecessor Company) may assign. The initial term of service under the agreements is two years for Messrs. Hitselberger, Orol and Dove, followed in each case by automatic additional one-year terms unless a notice not to extend the term is provided by the Company or the employee prior to the end of the term. The amount of notice required is one year for Messrs. Hitselberger, Orol and Dove. Mr. Roberts does not have an employment agreement with the Company.

Each of Messrs. Hitselberger, Orol and Dove receives a minimum annual base salary and an annual incentive bonus, to be determined by the Board of Directors, with the current target bonus of 65% of annual base salary for Mr. Hitselberger and 60% of annual base salary for Messrs. Orol and Dove. Each such Named Executive Officer’s salary and target annual bonus are subject to review for increase at the discretion of the Board of Directors or a committee of the Board of Directors; however, they cannot be decreased below the salaries and target bonus percentages stated above. Each named executive may also participate in the Company’s long-term incentive plans. The 2013 annual base salaries for Messrs. Hitselberger, Orol and Dove were $543,375, $385,220, and $410,000, respectively, and were not increased in 2014.

If a Named Executive Officer’s employment terminates as a result of disability or death, his employment agreement automatically terminates, and he or his designated beneficiary or administrator, as applicable, is entitled to accrued salary through the termination date and a prorated target bonus. Additionally, all stock-based awards will vest and his stock options will remain exercisable for one year after the date his employment terminates (or until the last day of the stock option term, whichever occurs first).

If the Company (or, with respect to Mr. Dove, the Predecessor Company) terminates the employment of the Named Executive Officer without cause, or if the Named Executive Officer terminates his employment with good reason, then the terminated employee is entitled to (i) his accrued base salary and a prorated target bonus, (ii) a cash severance payment equal to 100% of the sum of his annual base salary and his target annual bonus, (iii) the continuation of health and welfare benefits for one year, except that those benefits will be reduced to the extent comparable benefits are received by or made available to the Named Executive Officer by a subsequent employer, and (iv) three months (or until the last day of the stock option term, whichever occurs first) to exercise any vested stock options. “Cause” includes gross negligence or gross misconduct or the conviction of, or such Named Executive Officer’s pleading nolo contendere to, a felony involving moral turpitude. “Good reason” under the employment agreement for each of Messrs. Hitselberger, Orol and Dove means any of the following events that has remained uncured, if curable, for 30 days after notice from such Named Executive Officer: the assignment to such NEO of duties materially inconsistent with his position or a substantial diminution in his authority and duties; any reduction in such

NEO’s annual base salary or annual target bonus or annual target equity award opportunity; requiring such NEO to be based more than 50 miles away from the Predecessor Company’s headquarters in New York, New York; the material breach by the Company (or, with respect to Mr. Dove, the Predecessor Company) of any of its other obligations under the employment agreement; or the failure of the Company (or, with respect to Mr. Dove, the Predecessor Company) to obtain the assumption of the employment agreement by any successor of the Company (or, with respect to Mr. Dove, the Predecessor Company).

If the Company (or, with respect to Mr. Dove, the Predecessor Company) terminates a Named Executive Officer’s employment agreement without cause, or if the Named Executive Officer terminates his employment with good reason, in anticipation of, or within the 24-month period following, a change in control, which has substantially the same definition as set forth for such term under the 2013 LTIP and the 2008 LTEP, the Named Executive Officer is entitled to receive the foregoing benefits and is also entitled to immediate vesting of his previously unvested stock awards. The employment agreements for Messrs. Hitselberger, Orol and Dove do not provide for an excise tax gross-up payment, and each provides instead that if payments received under the agreement and other payments received under other agreements or employee benefit plans result in the imposition of an excise tax under Section 4999 of the Code, then the payments would be reduced (but not below zero) by the amount necessary to prevent the excise tax but only if, by reason of the deduction, the net after-tax economic benefit to Mr. Hitselberger, Mr. Orol or Mr. Dove, as applicable, would exceed the net after-tax economic benefit to such Named Executive Officer if no such reduction were made.

If Mr. Hitselberger, Mr. Orol or Mr. Dove retires after attaining age 55 but before attaining age 62, he receives his accrued base salary through the retirement date and applicable retiree benefits, if any, and will have three months (or until the last day of the stock option term, whichever occurs first) to exercise any vested stock options. If Mr. Hitselberger, Mr. Orol or Mr. Dove retires after attaining age 62, he receives his accrued salary through the retirement date, applicable retiree benefits, if any, and vesting of previously unvested stock awards, and his stock options will remain exercisable for the full option term.

The Named Executive Officers are subject under the terms of their respective employment agreements to non-solicitation provisions for a period of one year after the termination of their employment, along with ongoing confidentiality and non-disclosure requirements. Mr. Dove is also subject to a non-competition provision for a period of one year after termination under the terms of his employment agreement with the Predecessor Company.

In the “Potential Payments Upon Termination of Employment or Change of Control” table below, amounts are not provided for the financial effect of a termination for cause, as defined in each Named Executive Officer’s employment agreement, because the Named Executive Officers are not entitled to further benefits or compensation following such a termination.

Former Chief Executive Officer Separation and Release Agreement. On February 6, 2014, the Company entered into a Separation and Release Agreement with Mr. Lee (the “Separation Agreement”), which provided that Mr. Lee’s employment with the Company would terminate on such date. Pursuant to the Separation Agreement, which reduced the amount that the Company would have been required to pay to Mr. Lee pursuant to his employment agreement in effect as of the date of such resignation, the Company agreed to pay to Mr. Lee in cash, within 30 business days of the date of the Separation Agreement, any earned but unpaid annual base salary and a lump sum payment in the amount of $3,280,614. Mr. Lee agreed to a general release and waiver of claims against, among other parties, the Company and its officers and directors, and agreed and acknowledged that his obligations under the non-competition, confidential information, non-solicitation and non-interference provisions of his employment agreement, dated as of February 27, 2012 and amended as of March 13, 2013, continued to apply in accordance with their terms.

Chief Executive Officer Employment Agreement. On February 14, 2014, the Company entered into an employment agreement with Mr. Fox. Pursuant to Mr. Fox’s employment agreement, Mr. Fox will serve as the Company’s President and Chief Executive Officer for a term of nine months from the date of such agreement. Pursuant to his employment agreement, Mr. Fox receives a base salary of $585,000 during such nine-month term. The employment agreement does not provide for the payment of either an annual incentive bonus award under the Short Term Incentive Plan or a long-term equity award under the 2013 Long Term Incentive Plan. The employment agreement also provides for a one-time cash payment of $7,500, payable within 30 days of the date of the agreement, which is intended to defray Mr. Fox’s tax planning costs and attorneys’ fees in connection with his entry into the agreement, and for a monthly benefit allowance of $3,000 in lieu of Mr. Fox’s participation in any of the health and welfare benefit, retirement, supplemental retirement, and deferred compensation plans, policies and arrangements that are provided generally to other senior officers of the Company.

2008 Long Term Equity Plan and 2013 Long Term Incentive Plan. As a result of the Canopius Merger Transaction on March 13, 2013, a change in control, as defined under the 2008 LTEP, occurred. Accordingly, as required by the terms of the 2008 LTEP, the vesting of all unvested restricted stock and restricted stock units issued under the 2008 LTEP was accelerated, and such unvested restricted stock and restricted stock units were immediately vested.

With respect to the 2013 Long Term Incentive Plan, on the other hand, options issued under the 2013 LTIP become immediately exercisable only upon, and the period of restriction for any restricted stock and restricted stock units issued under the 2013 LTIP lapses only upon, both (1) the occurrence of a change in control and (2) the termination of employment other than for cause within two years of such change in control. A change in control is defined under the 2013 LTIP to mean any of the following events: (a) any “person” (within the meaning of Section 3(a)(9) of the Securities Exchange Act of 1934, including a “group” as defined in Section 13(d) of the Securities Exchange Act of 1934 (a “Person”)) (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned directly or indirectly by the shareholders of the Company in substantially the same proportion as the ownership of stock of the Company) that is not on the Effective Date (as defined in the 2013 LTIP) the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of securities of the Company representing more than 20% of the combined voting power of the Company’s then outstanding securities becomes after the Effective Date the beneficial owner, directly or indirectly, of securities of the Company representing more than 20% of the combined voting power of the Company’s then outstanding securities; (b) individuals who, as of the Effective Date, constitute the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board of the Company, provided that any person becoming a director subsequent to the date hereof whose election, or nomination for election by the Company’s shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the directors of the Company) shall be, for purposes of this definition, considered as though such person were a member of the Incumbent Board; (c) consummation of a merger, consolidation, reorganization, share exchange or similar transaction (a “Transaction”) of the Company with any other entity, other than (i) a Transaction that would result in the voting securities of the Company outstanding immediately prior thereto directly or indirectly continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or a parent company) more than 70% of the combined voting power of the voting securities of the Company or such surviving entity or parent company outstanding immediately after such Transaction or (ii) a Transaction effected to implement a recapitalization of the Company (or similar transaction) in which no Person acquires more than 20% of the combined voting power of the Company’s then outstanding securities; (d) the sale, transfer or other disposition (in one transaction or a series of related transactions) of more than 50% of the operating assets of the Company; or (e) the approval by the shareholders of a plan or proposal for the liquidation or dissolution of the Company.

Outstanding Equity Awards at December 31, 2013

The following table sets forth information for each Named Executive Officer with respect to his outstanding equity awards as of December 31, 2013.

	Option Awards					Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Exercise Date	Stock Award Grant Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested
William E. Hitselberger (1)	-	-	-	-	-	-	-	-
Elliot S. Orol (1)	-	-	-	-	-	-	-	-
William F. Dove (1)	-	-	-	-	-	-	-	-
James E. Roberts (1)	-	-	-	-	-	-	-	-
Michael H. Lee	04/01/06	515,927	-	$16.28	04/01/16	-	-	-
Michael H. Lee	03/22/07	64,403	-	$23.61	03/22/17	-	-	-
Michael H. Lee	03/10/08	109,105	-	$16.48	03/10/18	-	-	-
Michael H. Lee (1)	-	-	-	-	-	-	-	-
Gary S. Maier (1)	-	-	-	-	-	-	-	-

(1)

As a result of the closing of the Canopius Merger Transaction on March 13, 2013, and in accordance with the terms of the 2008 LTEP, all unvested shares of restricted stock held by Messrs. Hitselberger, Orol, Dove, and Roberts, as well as by Mr. Lee, the former CEO, and Mr. Maier, the former Executive Vice President, Chief Underwriting Officer, prior to the effective time of the Canopius Merger Transaction became vested. The Compensation Committee has not made any equity awards to NEOs subsequent to the closing of the Canopius Merger Transaction on March 13, 2013.

Option Exercises and Stock Vested in 2013

The following table sets forth information for each Named Executive Officer with respect to stock options that were exercised and restricted shares that vested, and the value realized on such exercise or vesting, during 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
William E. Hitselberger (1)			2,693	$49,955
William E. Hitselberger (2)			12,615	239,748
William E. Hitselberger (3)			25,987	514,282
Elliot S. Orol (4)			1,878	34,837
Elliot S. Orol (5)			2,234	41,843
Elliot S. Orol (6)			5,865	111,464
Elliot S. Orol (7)			1,423	27,734
Elliot S. Orol (8)			11,423	226,061
William F. Dove (9)			2,664	49,417
William F. Dove (10)			32,877	650,636
James E. Roberts (11)			2,147	39,827
James E. Roberts (12)			287	5,376
James E. Roberts (13)			3,450	65,567
James E. Roberts (14)			8,817	174,488
Michael H. Lee (15)			14,573	270,329
Michael H. Lee (16)			24,748	463,530
Michael H. Lee (17)			52,097	990,103
Michael H. Lee (18)			110,990	2,196,492
Gary S. Maier (19)			2,304	42,739
Gary S. Maier (20)			3253	60,929
Gary S. Maier (21)			7,970	151,470
Gary S. Maier (22)			2,349	45,782
Gary S. Maier (23)			14,994	296,731

(1)	Mr. Hitselberger acquired 2,693 shares with a market price of $18.55 on March 1, 2013 upon the vesting of Restricted Stock Shares.
(2)	Mr. Hitselberger acquired 12,615 shares with a market price of $19.01 on March 7, 2013 upon the vesting of Restricted Stock Shares.
(3)	Mr. Hitselberger acquired 25,987 shares with a market price of $19.79 on March 13, 2013 upon the vesting of Restricted Stock Shares as a result of the closing of the Canopius Merger Transaction.
(4)	Mr. Orol acquired 1,878 shares with a market price of $18.55 on March 1, 2013 upon the vesting of Restricted Stock Shares.
(5)	Mr. Orol acquired 2,234 shares with a market price of $18.73 on March 5, 2013 upon the vesting of Restricted Stock Shares.
(6)	Mr. Orol acquired 5,865 shares with a market price of $19.01 on March 7, 2013 upon the vesting of Restricted Stock Shares.
(7)	Mr. Orol acquired 1,423 shares with a market price of $19.49 on March 12, 2013 upon the vesting of Restricted Stock Shares.
(8)	Mr. Orol acquired 11,423 shares with a market price of $19.79 on March 13, 2013 upon the vesting of Restricted Stock Shares as a result of the closing of the Canopius Merger Transaction.
(9)	Mr. Dove acquired 2,664 shares with a market price of $18.55 on March 1, 2013 upon the vesting of Restricted Stock Shares.
(10)	Mr. Dove acquired 32,877 shares with a market price of $19.79 on March 13, 2013 upon the vesting of Restricted Stock Shares as a result of the closing of the Canopius Merger Transaction.
(11)	Mr. Roberts acquired 2,147 shares with a market price of $18.55 on March 1, 2013 upon the vesting of Restricted Stock Shares.
(12)	Mr. Roberts acquired 287 shares with a market price of $18.73 on March 5, 2013 upon the vesting of Restricted Stock Shares.
(13)	Mr. Roberts acquired 3,450 shares with a market price of $19.01 on March 7, 2013 upon the vesting of Restricted Stock Shares.

(14)	Mr. Roberts acquired 8,817 shares with a market price of $19.79 on March 13, 2013 upon the vesting of Restricted Stock Shares as a result of the closing of the Canopius Merger Transaction.
(15)	Mr. Lee acquired 14,573 shares with a market price of $18.55 on March 1, 2013 upon the vesting of Restricted Stock Shares.
(16)	Mr. Lee acquired 24,748 shares with a market price of $18.73 on March 5, 2013 upon the vesting of Restricted Stock Shares.
(17)	Mr. Lee acquired 52,097 shares with a market price of $19.01 on March 7, 2013 upon the vesting of Restricted Stock Shares.
(18)	Mr. Lee acquired 110,990 shares with a market price of $19.79 on March 13, 2013 upon the vesting of Restricted Stock Shares as a result of the closing of the Canopius Merger Transaction.
(19)	Mr. Maier acquired 2,304 shares with a market price of $18.55 on March 1, 2013 upon the vesting of Restricted Stock Shares.
(20)	Mr. Maier acquired 3,253 shares with a market price of $18.73 on March 5, 2013 upon the vesting of Restricted Stock Shares.
(21)	Mr. Maier acquired 7,970 shares with a market price of $19.01 on March 7, 2013 upon the vesting of Restricted Stock Shares.
(22)	Mr. Maier acquired 2,349 shares with a market price of $19.49 on March 12, 2013 upon the vesting of Restricted Stock Shares.
(23)	Mr. Maier acquired 14,994 shares with a market price of $19.79 on March 13, 2013 upon the vesting of Restricted Stock Shares as a result of the closing of the Canopius Merger Transaction.

Nonqualified Deferred Compensation for 2013

The following table sets forth information for the Named Executive Officers with respect to the Company’s Deferred Compensation Plan and SERP.

Name	Executive Contributions in 2013	Registrant Contributions in 2013 (1)	Aggregate Earnings in 2013	Aggregate Withdrawals/ Distributions	Aggregate Balance December 31,2013
William E. Hitselberger (2)	$69,000	$35,601	$48,527	$-	$379,726
Elliot S. Orol (3)	-	25,484	4,211	-	153,830
William F. Dove (4)	-	32,800	(1,043)	-	36,782
James E. Roberts (5)	-	22,836	-	-	22,836
Michael H. Lee (6)	-	76,109	-	-	1,614,402
Gary S. Maier (7)	-	28,919	-	-	130,122

(1)

Company contributions to the SERP for each participant remain unvested until such participant has completed 10 years of service with the Company, and vest in full upon completion of 10 years of service. Company contributions to the SERP are also reported in the Summary Compensation Table for 2013 in the All Other Compensation column. As required by the terms of the SERP, all unvested Company contributions for each participant became fully vested as a result of the closing of the Canopius Merger Transaction on March 13, 2013.

(2)

Mr. Hitselberger participated in the Voluntary Deferred Compensation Plan and SERP in 2013. Of the aggregate balance at December 31, 2013, $35,601 and $43,523 were reported as compensation in the years ended December 31, 2013 and 2012, respectively, and $0 was reported as compensation in the year ended December 31, 2011, since he was not a member of the plan in 2011. Contributions were invested in the Nationwide NVIT Money Market V, Fidelity VIP Freedom 2015, MFS VIT Value and Nationwide NVIT Mid Cap Index I funds.

(3)

Mr. Orol participated in the SERP in 2013. Of the aggregate balance at December 31, 2013, $25,484, $26,775 and $23,375 were reported as compensation in the years ended December 31, 2013, 2012 and 2011, respectively. Contributions were invested in the Nationwide NVIT Money Market V, Dreyfus Stock Index Initial and PIMCO VIT Real Return Admin funds.

(4)

Mr. Dove participated in the SERP in 2013. Of the aggregate balance at December 31, 2013, $32,800 and $4,212 were reported as compensation in the years ended December 31, 2013 and 2012, respectively, and $0 was reported as compensation in the year ended December 31, 2011, since he was not a member of the plan in 2011. Contributions were invested in the Lazard Ret Emerging Mkt Eq fund.

(5)

Mr. Roberts participated in the SERP in 2013. Of the aggregate balance at December 31, 2013, $22,836 was reported as compensation in the years ended December 31, 2013 and $0 was reported as compensation in the years ended December 31, 2012 and 2011, since he was not a member of the plan in 2012 or 2011. Contributions were invested in the Nationwide NVIT Money Market V fund.

(6)

Mr. Lee participated in the SERP in 2013. Of the aggregate balance at December 31, 2013, $76,109, $128,042 and $483,278 were reported as compensation in the years ended December 31, 2013, 2012 and 2011, respectively. Contributions were invested in the Nationwide NVIT Money Market V fund.

(7)

Mr. Maier participated in the SERP in 2013. Of the aggregate balance at December 31, 2013, $28,919, $32,532 and $28,322 were reported as compensation in the years ended December 31, 2013, 2012 and 2011, respectively. Contributions were invested in the Nationwide NVIT Money Market V fund.

Potential Payments Upon Termination of Employment or Change in Control

The following tables provide information with respect to potential payments to the Named Executive Officers upon termination of their employment without cause by the Company or for good reason by the Named Executive Officers as these terms are defined in their respective employment agreements described under “Summary of Key Agreements” above (other than Mr. Roberts, who does not have an employment agreement with the Company). The tables assume a date of termination of December 31, 2013. We have not included a table below for Mr. Maier, who resigned on October 4, 2013 as Executive Vice President and Chief Underwriting Officer of Tower Group, Inc., a wholly-owned subsidiary of the Company. In connection with his resignation, Mr. Maier received a separation payment from the Company in the amount of $679,718 pursuant to the separation agreement, dated September 24, 2013, between the Company and Mr. Maier.

William E. Hitselberger
Executive Benefits and Payments Upon Termination	Voluntary Termination without Good Reason	Voluntary Termination for Good Reason or Involuntary Termination Without Cause (a)	Retirement (b)	Death or Disability	Change in Control (“CIC”) (c)	Involuntary or Good Reason Termination upon or within 24 months after CIC (d)
Cash Severance Payment
Base Salary	$-	$543,375	$-	$-	$-	$543,375
Bonus	-	353,194	-	-	-	353,194
Pro-Rata Bonus (e)	-	353,194	-	353,194	-	353,194
Value of Unvested and Accelerated Equity Awards
Options	-	-	-	-	-	-
Restricted Stock	-	-	-	-	-	-
Gross Value of Continuing Benefits (f)	-	23,528	-	-	-	23,528
Excise Tax Gross-Up	-	-	-	-	-	-
Total	$-	$1,273,291	$-	$353,194	$-	$1,273,291	(g)

(a)	Severance payments equal to base salary plus target bonus in the fiscal year in which termination occurs.
(b)

Mr. Hitselberger was age 55 as of December 31, 2013. Upon retirement between 55 and 62, Mr. Hitselberger is eligible for: (i) retiree benefits, if any; and (ii) stock options will remain exercisable until the earlier of the third anniversary of the date of termination or the last day of the option term. Outstanding/unvested equity awards would be forfeited.

(c)	Change in Control column excludes involuntary/good reason termination.
(d)

Severance payments equal to base salary plus target bonus in the fiscal year of the change in control; requires both a change in control and termination of employment within two years of such change in control.

(e)	Represents pro-rata bonus equal to the target bonus opportunity in the fiscal year in which the termination event occurs.
(f)	Represents one additional year of coverage for medical and life insurance.
(g)	Payments will be reduced (but not below zero) by the amount necessary to prevent triggering excise tax under Sections 280G and 4999 of the Code.

Elliot S. Orol
Executive Benefits and Payments Upon Termination	Voluntary Termination without Good Reason	Voluntary Termination for Good Reason or Involuntary Termination Without Cause (a)	Retirement (b)	Death or Disability	Change in Control (“CIC”) (c)	Involuntary or Good Reason Termination upon or within 24 months after CIC (d)
Cash Severance Payment
Base Salary	$-	$385,220	$-	$-	$-	$385,220
Bonus	-	231,132	-	-	-	231,132
Pro-Rata Bonus (e)	-	231,132	-	231,132	-	231,132
Value of Unvested and Accelerated Equity Awards
Options	-	-	-	-	-	-
Restricted Stock	-	-	-	-	-	-
Gross Value of Continuing Benefits (f)	-	23,818	-	-	-	23,818
Excise Tax Gross-Up	-	-	-	-	-	-
Total	$-	$871,302	$-	$231,132	$-	$871,302	(g)

(a)	Severance payments equal to base salary plus target bonus in the fiscal year preceding termination.
(b)

Mr. Orol was age 57 as of December 31, 2013. Upon retirement between 55 and 62, Mr. Orol is eligible for: (i) retiree benefits, if any; and (ii) stock options will remain exercisable until the earlier of the third anniversary of the date of termination or the last day of the option term. Outstanding/unvested equity awards would be forfeited.

(c)	Change in Control column excludes involuntary/good reason termination.
(d)

Severance payments equal to base salary plus target bonus in the fiscal year of the change in control; requires both a change in control and termination of employment within two years of such change in control.

(e)	Represents pro-rata bonus equal to the target bonus opportunity in the fiscal year of the termination event.
(f)	Represents one additional year of coverage for medical and life insurance.
(g)	Payments will be reduced (but not below zero) by the amount necessary to prevent triggering excise tax under Sections 280G and 4999 of the Code.

William F. Dove
Executive Benefits and Payments Upon Termination	Voluntary Termination without Good Reason	Voluntary Termination for Good Reason or Involuntary Termination Without Cause (a)	Retirement (b)	Death or Disability	Change in Control (“CIC”) (c)	Involuntary or Good Reason Termination upon or within 24 months after CIC (d)
Cash Severance Payment
Base Salary	$-	$410,000	$-	$-	$-	$410,000
Bonus	-	246,000	-	-	-	246,000
Pro-Rata Bonus (e)	-	-	-	246,000	-	-
Value of Unvested and Accelerated Equity Awards
Options	-	-	-	-	-	-
Restricted Stock	-	-	-	-	-	-
Gross Value of Continuing Benefits (f)	-	22,561	-	-	-	22,561
Excise Tax Gross-Up	-	-	-	-	-	-
Total	$-	$678,561	$-	$246,000	$-	$678,561	(g)

(a)	Severance payments equal to base salary plus target bonus in the fiscal year preceding termination.
(b)

Mr. Dove was not retirement eligible as of December 31, 2013. Upon retirement, Mr. Dove is eligible for: (i) retiree benefits, if any; (ii) all unvested equity will continue to vest in accordance with their terms; and (iii) stock options will remain exercisable until the earlier of the third anniversary of the date of termination or the last day of the option term.

(c)	Change in Control column excludes involuntary/good reason termination.
(d)

Severance payments equal to base salary plus target bonus in fiscal year of the change in control; requires both a change in control and termination of employment within two years of such change in control.

(e)	Represents pro-rata bonus equal to the target bonus opportunity in the fiscal year preceding the termination event.
(f)	Represents one additional year of coverage for medical and life insurance.
(g)	Payments will be reduced (but not below zero) by the amount necessary to prevent triggering excise tax under Sections 280G and 4999 of the Code.

James Roberts
Executive Benefits and Payments Upon Termination	Voluntary Termination without Good Reason	Voluntary Termination for Good Reason or Involuntary Termination Without Cause (a)	Retirement (b)	Death or Disability	Change in Control (“CIC”) (c)	Involuntary or Good Reason Termination upon or within 24 months after CIC (a)
Cash Severance Payment
Base Salary	$-	$175,009	$-	$-	$-	$175,009
Bonus	-	-	-	-	-	-
Pro-Rata Bonus	-	-	-	-	-	-
Value of Unvested and Accelerated Equity Awards
Options	-	-	-	-	-	-
Restricted Stock	-	-	-	-	-	-
Gross Value of Continuing Benefits	-	-	-	-	-	-
Excise Tax Gross-Up	-	-	-	-	-	-
Total	$-	$175,009	$-	$-	$-	$175,009

(a)

Mr. Roberts does not have an employment or severance agreement with the Company. Under the Company’s general guidelines, upon involuntary termination, he is eligible to receive severance between 50% and 100% of his salary. The value shown assumes that he receives severance of 50% of salary.

(b)	Mr. Roberts is retirement eligible as of December 31, 2013. Upon retirement, Mr. Roberts is eligible for retiree benefits, if any.
(c)	Change in Control column excludes involuntary/good reason termination.

Michael H. Lee *
Executive Benefits and Payments Upon Termination	Voluntary Termination without Good Reason	Voluntary Termination for Good Reason or Involuntary Termination Without Cause (a)	Retirement (b)	Death or Disability	Change in Control (“CIC”) (c)	Involuntary or Good Reason Termination upon or within 24 months after CIC (d)
Cash Severance Payment
Base Salary	$-	$2,700,000	$-	$-	$-	$2,700,000
Bonus	-	847,170	-	-	-	847,170
Pro-Rata Bonus (e)	-	-	-	-	-	-
Value of Unvested and Accelerated Equity Awards
Options	-	-	-	-	-	-
Restricted Stock	-	-	-	-	-	-
Gross Value of Continuing Benefits (f)	-	71,256	-	-	-	71,256
Excise Tax Gross-Up	-	-	-	-	-	-
Total	$-	$3,618,426	$-	$-	$-	$3,618,426	(g)

*	On February 6, 2014, Mr. Lee resigned as Chairman, President and Chief Executive Officer of the Company. Pursuant to the terms of Mr. Lee’s Separation Agreement as described under “Summary of Key Agreements – Former Chief Executive Officer Separation and Release Agreement” above, the Company paid to Mr. Lee in March 2014, any earned but unpaid annual base salary as of the date of his resignation and a separation payment of $3,280,614.
(a)	Severance payments equal to three times base salary plus three times average annual bonus paid in the three fiscal years preceding termination.
(b)

Mr. Lee was not retirement eligible as of December 31, 2013. Upon retirement, Mr. Lee is eligible for: (i) pro rata bonus based on actual company performance; (ii) retiree benefits, if any; (iii) all unvested equity will continue to vest; and (iv) stock options will remain exercisable until the earlier of the third year anniversary of termination and the last day of the option term.

(c)	Change in Control column excludes involuntary/good reason termination.
(d)	Severance payments equal to three times base salary plus three times average annual bonus paid in the three fiscal years preceding a change in control.
(e)	Represents pro-rata bonus based on actual bonus the executive would have earned in the year that the termination occurs. Mr. Lee’s bonus for fiscal year 2013 was $0.
(f)	Represents three additional years of coverage for medical and life insurance.
(g)	Payments will be reduced (but not below zero) by the amount necessary to prevent triggering excise tax under Sections 280G and 4999 of the Code.

DIRECTOR COMPENSATION FOR 2013

The following table sets forth the total number of meetings of the Board and each Board standing committee in 2013. The table does not include the special committee established by the Board in October 2013 and described under “Independent Director Compensation” below, which met 24 times in 2013.

	Board	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee	Investment Committee
Number of Meetings in 2013	34	20	9	6	5

The following table sets forth the total compensation earned or paid to each independent Board member for 2013:

Name	Fees Earned or Paid in Cash	Stock Awards (3)	Total
Charles A. Bryan (1)	$132,000	$-	$132,000
William W. Fox, Jr. (2)	203,000	-	203,000
William A. Robbie	182,500	-	182,500
Steven W. Schuster	190,000	-	190,000
Robert S. Smith	210,000	-	210,000
Jan R. Van Gorder	225,000	-	225,000
Austin P. Young, III	215,500	-	215,500

(1)

Mr. Bryan resigned from his position as a Director of the Company on October 9, 2013. At the time of his resignation, Mr. Bryan was Chairman of the Compensation Committee and a member of the Audit Committee of the Board of Directors.

(2)

Mr. Fox resigned from his position as a Director of the Company on December 31, 2013. At the time of his resignation, he was a member of the Audit Committee and the Corporate Governance and Nominating Committee of the Board of Directors. On February 14, 2014, Mr. Fox joined the Company as President and Chief Executive Officer.

(3)	For 2013, the Compensation Committee determined not to grant the restricted stock portion of the annual retainer to the Directors.

Independent Director Compensation

Directors’ compensation is intended to attract and retain well-qualified and dedicated independent directors. Fees paid to independent directors are designed to compensate Directors for time spent on Company matters. Stock-based awards are designed to align the Directors’ interests with those of the Company’s shareholders and to allow the Company to remain competitive with other companies in attracting and retaining well-qualified directors. The compensation structure for independent Directors that was in effect through the end of 2013 provided for the payment of an annual retainer of $110,000, consisting of $55,000 in cash, payable quarterly, and $55,000 in restricted stock, which vested on the first anniversary of the date of grant. For 2013, the Compensation Committee determined not to award to the independent Directors the restricted stock portion of the annual retainer. Each independent Director was also paid $8,000 for attendance at each two-day set of quarterly Board and committee meetings and $11,000 for attendance at each three-day set of quarterly Board and committee meetings. Directors were not compensated for attendance at Board or committee meetings other than the regularly scheduled quarterly meetings unless the meeting chairman determined, based upon such factors as the need to travel and the length of the meeting, that attendance at a particular meeting was compensable, in which event the fee payable to each Director for attendance at such a Board meeting would be $2,000, the fee payable to each Audit Committee member for attendance at such an Audit Committee meeting would be $1,500, and the fee payable to each Compensation Committee member, Corporate Governance and Nominating Committee member and Investment Committee member for attendance at such a meeting of their respective committees would be $1,000. In addition, the Audit Committee chairman received an annual fee of $20,000, the Compensation Committee chairman received an annual fee of $15,000, and the Corporate Governance and Nominating Committee and Investment Committee chairmen each received an annual fee of $10,000. Also, the lead independent Director of the Board, a position created in November 2012 as described under “Additional Information Regarding the Board – Board Leadership Structure,” received an annual fee of $15,000. Directors were reimbursed for expenses incurred in traveling to and from Board and committee meetings. In addition, in October 2013, the chairman of the Audit Committee received a one-time cash payment of $15,000 in recognition of his extraordinary effort and time commitment with respect to various Audit Committee matters.

The compensation structure for independent Directors described above was revised, effective as of January 1, 2014, to provide for (1) a quarterly cash retainer for each director of $35,000 (2) additional quarterly cash retainers of $30,000 for the Chairman of the Board, $10,000 for the chairman of the Audit Committee, and $5,000 for the chairman of each of the Compensation, Corporate Governance and Nominating, and Investment Committees, (3) the continuation of the Board and committee meeting fees in effect in 2013 as described in the preceding paragraph, and (4) an additional fee of $5,000 per day for additional tasks, including, for example, days spent in New York on Company business, assigned to the directors by the Chairman of the Board.

In addition to the standing committees described above, the Board may also from time to time create special or temporary committees to address certain unique issues or transactions as the Board deems appropriate. The fees for special committees can vary depending on the effort and time commitment required of the committee members.

In October 2013, the Board unanimously approved a fee structure for a special committee composed of Messrs. Van Gorder (Chair), Fox and Smith, which was established to explore a range of alternatives with respect to the Company that ultimately led to the entry by the Company into the Merger Agreement on January 3, 2014, that provided as follows: (i) a lump sum payment of $15,000 to the chair of the special committee, (ii) a lump sum payment of $10,000 to each other member of the special committee, (iii) $2,000 per meeting to each special committee member for in-person meetings, (iv) $1,000 per meeting to each special committee member for telephonic meetings or for participation by telephone in in-person meetings, and (v) payment of a meeting fee to directors not on the special committee only if such directors were invited to attend the meeting by the special committee chair. The special committee completed its work upon the execution by the Company of the Merger Agreement on January 3, 2014.

Compensation Policies and Practices As They Relate to the Company’s Risk Management

The Compensation Committee believes that the Company’s compensation policies and practices for all employees, including its executive officers, do not create risks that are reasonably likely to have a material adverse effect on the Company. The process undertaken by the Compensation Committee to reach this conclusion consisted of a review and discussion by the Committee of the various elements of the Company’s compensation program. In its review and discussion, the Compensation Committee noted that these elements include a balance of fixed and variable compensation, that the variable compensation consists of both short-term and long-term incentive plans, and that the incentive plans provide for the vesting of certain benefits over several years and, for Named Executive Officers and certain other designated senior officers participating in the 2013 LTIP, for equity awards primarily based on performance measured over a three-year period and payable following such period.

The Compensation Committee further noted that four distinct financial performance metrics are used generally as a guide in determining compensation levels under the STIP for Named Executive Officers and other employees and that these metrics are based on, among other things, profitability measures such as operating return on equity and combined ratio as well as on premium growth. The Committee believes that in addition to being a standard property and casualty insurance industry measure of profitability, combined ratio also serves as an important risk management tool by discouraging the Company from writing unprofitable business.

In 2013, as described under “Compensation Discussion and Analysis — Compensation Philosophy and Objectives” above, the Compensation Committee established the 2013 LTIP to more directly align the interests of the Named Executive Officers and other designated senior officers of the Company with those of the Company’s shareholders. Under the 2013 LTIP, two distinct performance metrics, relative total shareholder return and relative operating return on tangible equity, each measured over a three-year period, will be the primary determinants of maximum, and actual, compensation levels for the Named Executive Officers. Individual employees do not have particular incentives that differ from those of other employees or of the Company.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters

The following table sets forth certain information regarding the ownership of the Company’s common shares as of March 3, 2014 by: (i) each person known to the Company to own beneficially more than 5% of the outstanding common shares;

(ii) each of the Company’s directors and named executive officers; and (iii) all of the directors and executive officers as a group. As used in this table, “beneficially owned” means the sole or shared power to vote or dispose of, or to direct the voting or disposition of, the shares, or the right to acquire such power within 60 days after March 3, 2014 with respect to any shares.

Name (1)	Shares Beneficially Owned (2)		Percent Beneficially Owned
BlackRock Inc. (3)	3,741,982		6.5%
Michael H. Lee (4)	2,987,361	(4)	5.2%
Dimensional Fund Advisors, L.P. (5)	2,965,726		5.2%
William F. Dove	31,369		*
William W. Fox, Jr.	15,660		*
William E. Hitselberger	46,227		*
Elliot S. Orol	39,421		*
James E. Roberts	13,467		*
William A. Robbie	35,662		*
Steven W. Schuster	13,259		*
Robert S. Smith	31,821		*
Jan R. Van Gorder	18,978		*
Austin P. Young, III	21,073		*
Total Directors and Executive Officers	306,186		0.5%

* Less than 1%

(1) Each named shareholder’s business address is 120 Broadway, New York, New York 10271, with the exceptions of BlackRock Inc. the business address of which is 40 East 52nd Street, New York, NY 10022, and Dimensional Fund Advisors, L.P. the business address of which is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(2) To the Company’s knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, unless otherwise noted in the footnotes to this table.

(3) Based solely on the Schedule 13G/A filing made by BlackRock Inc. on February 3, 2014.

(4) Based on the Form 4 filing made by Michael H. Lee on September 20, 2013. Includes 689,435 shares issuable upon the exercise of stock options held by Mr. Lee, which stock options, to the Company’s knowledge, Mr. Lee still owns. The exercise price for Mr. Lee’s options ranges from $16.28-$23.61. Mr. Lee resigned from his positions as Chairman, President and Chief Executive Officer of the Company on February 6, 2014.

(5) Based solely on the Schedule 13G filing made by Dimensional Fund Advisors, L.P. on February 10, 2014.

Equity Compensation Plan Information

The following table provides information with respect to the Company’s equity compensation plan as of December 31, 2013.

	(A)	(B)	(C)

Plan Category	Number of securities to be issued upon exercise of outstanding options and vesting of unvested stock grants	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	1,191,390	$17.75	2,220,972
Equity compensation plans not approved by security holders	-	-	-
Total	1,191,390	$17.75	2,220,972

Item 13. Certain Relationships And Related Transactions, And Director Independence

Director Independence

The Board of Directors of the Company applies the NASDAQ standards in determining whether a Director is “independent.” The NASDAQ rules generally provide that no Director or nominee for Director qualifies as “independent” unless the Board of Directors affirmatively determines that such person has no relationship with the Company that, in the opinion of the

Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. Specifically, the following persons may not be considered independent: (i) a Director or nominee for Director who is, or at any time during the past three years was, employed by the Company or by any subsidiary of the Company; (ii) a Director or nominee for Director who accepts, or has a family member who accepts, any payments from the Company or any subsidiary of the Company in excess of $120,000 during any period of twelve consecutive months within any of the past three fiscal years preceding the determination of independence other than (1) compensation for Board or Board committee service, (2) compensation paid to a family member who is a non-executive employee of the Company or a subsidiary of the Company or (3) benefits under a tax-qualified retirement plan, or non-discretionary compensation; (iii) a Director or nominee for Director who has a family member who is, or at any time during the past three years was, employed by the Company or any subsidiary of the Company as an executive officer; (iv) a Director or nominee for Director who is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceeded 5% of the recipient’s consolidated gross revenues for that year or $200,000, whichever is more, other than (1) payments arising solely from investments in the Company’s securities or (2) payments under non-discretionary charitable contribution matching programs; (v) a Director or nominee for Director who is, or has a family member who is, employed as an executive officer of another entity at any time during the past three years where any of the executive officers of the Company serves on the compensation committee of such other entity; and (vi) a Director or nominee for Director who is, or has a family member who is, a current partner of the Company’s independent registered public accounting firm or was a partner or employee of the Company’s independent registered public accounting firm, who worked on the Company’s audit at any time during the past three years.

The Board of Directors, in applying the above-referenced standards, has affirmatively determined that each of the following individuals is an “independent” Director of the Company: William A. Robbie, Steven W. Schuster, Robert S. Smith, Jan R. Van Gorder and Austin P. Young, III. As part of the Board’s process in making such determination, each such Director provided confirmation that (a) all of the above-cited objective criteria for independence are satisfied and (b) each such Director has no other relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director.

Payment of Fees to Independent Directors. In March 2013, the Board of Directors approved a policy providing that independent Directors shall not accept directly or indirectly any consulting, legal, advisory, or other compensatory fee from the Company or any of its subsidiaries, other than fees paid to any such Director in his or her capacity as a member of the Board and its Committees. The policy was initially adopted by the board of directors of the Predecessor Company in July 2006 and was in effect at the time of the Canopius Merger Transaction.

Offer of Resignation Upon Change of Employment. In March 2013, the Board of Directors approved a policy providing that any Director who changes his or her principal employment submit a letter of resignation to the Board, which shall determine in its discretion whether or not to accept such resignation. The policy was initially adopted by the board of directors of the Predecessor Company in October 2008 and was in effect at the time of the Canopius Merger Transaction.

Majority Vote Standard in Uncontested Director Elections. In March 2013, the Board of Directors approved a policy providing for a majority voting standard for the election of Directors in uncontested elections. In accordance with the policy, a nominee for Director must receive more votes cast “for” than “against” by shareholders at the annual general meeting of shareholders to be elected or re-elected to the Board in an uncontested election of Directors. A Director who does not receive a majority of the votes cast in such an election must submit his or her resignation to the Board of Directors. Within 90 days after such annual general meeting, the Board shall determine, acting upon the recommendation of its Corporate Governance and Nominating Committee, whether or not to accept such resignation and shall disclose in a required filing with the SEC its determination and the rationale and process for such determination. The policy was initially adopted by the board of directors of the Predecessor Company in November 2011 and was in effect at the time of the Canopius Merger Transaction.

Lead Director. In March 2013, the Corporate Governance and Nominating Committee adopted a policy establishing the position of lead independent Director, with responsibilities that include, among others, presiding at executive sessions of the independent Directors, collaborating with the Chairman and Chief Executive Officer with respect to setting of Board agendas, and communicating with the Chairman and Chief Executive Officer on behalf of the independent Directors, when appropriate, with respect to the views and concerns of the independent Directors and other Board matters. The policy, which contemplates that there will be a lead independent director of the Board when the positions of Chairman of the Board and Chief Executive Officer are filled by the same person, was initially adopted by the corporate governance and nominating committee of the board of directors of the Predecessor Company in November 2012 and was in effect at the time of the Canopius Merger Transaction.

Independent Directors

The Company’s Board of Directors has determined that all five of its members meet NASDAQ’s standards for independence. See “Director Independence” above. The independent Directors of the Board of Directors of the Company met in executive session at least twice during 2013.

Transactions with Related Persons

Board of Directors Related Party Policies

In March 2013, the Board of Directors approved a policy providing that independent Directors shall not accept directly or indirectly any consulting, legal, advisory, or other compensatory fee from the Company or any of its subsidiaries, other than fees paid to any such Director in his or her capacity as a member of the Board of Directors and its committees. This policy was initially adopted by the board of directors of the Predecessor Company in July 2006 and was in effect at the time of the Canopius Merger Transaction.

In March 2013, the Board of Directors adopted a policy that calls for the prior review and approval by the Audit Committee of any proposed transaction (or series of transactions) between the Company and any related party. Under the policy, full disclosure of all facts and circumstances relating to the proposed transaction must be made to the Audit Committee, which may only approve transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders. Related parties are defined as executive officers, 5% shareholders, Directors, director nominees and any of their immediate family members (as those terms are defined under Item 404 of Regulation S-K). This policy was initially adopted by the board of directors of the Predecessor Company in February 2007 and was in effect at the time of the Canopius Merger Transaction.

Item 14. Principal Accountant Fees And Services

Audit Committee Report

The Audit Committee has been appointed by the Board of Directors to assist the Board of Directors in fulfilling its responsibility to oversee the financial affairs, risk management with respect to financial, audit, accounting and internal control matters, accounting and financial reporting processes and audits of the financial statements of the Company. The Committee operates under a written charter adopted by the Board of Directors and reviewed annually by the Committee. The charter is available on the Company’s website at www.twrgrpintl.com. The Committee has furnished the following report for 2013.

Management has the primary responsibility for establishing and maintaining adequate internal financial controls for the preparation of the financial statements and for the public reporting process. PricewaterhouseCoopers LLP, the Company’s 2013 independent registered public accounting firm, is responsible for expressing its opinions on the conformity of the Company’s audited financial statements with generally accepted accounting principles and on the effectiveness of the Company’s internal control over financial reporting.

The Committee has reviewed and discussed with management and with the independent registered public accounting firm the audited financial statements for the year ended December 31, 2013 and PricewaterhouseCoopers LLP’s evaluation of the Company’s internal control over financial reporting. The Committee has discussed with the independent registered public accounting firm the matters required to be discussed by the standards adopted or referenced by the Public Company Accounting Oversight Board (“PCAOB”) and SEC Rule 2-07, Communications with Audit Committees, as currently in effect.

The Committee has received the written disclosures and letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Committee concerning independence, and has discussed with the independent registered public accounting firm that firm’s independence. The Committee has also considered the compatibility of the provision for non-audit services with the independent registered public accounting firm’s independence.

Based on the Committee’s reviews and discussions referred to above, the Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the Securities and Exchange Commission.

This report is provided by the following independent directors, who constitute the Committee:

Austin P. Young, III, Chairman
William A. Robbie
Jan R. Van Gorder

Pre-Approval Policy for Services of Independent

Registered Public Accountant

The Audit Committee is required to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, both as to the permissibility of the auditors performing such services and the amount of fees to be paid in connection therewith, subject to certain de minimis exceptions for which the Audit Committee’s approval is required before completion of the audit. The Audit Committee may delegate pre-approval authority to one or more of its members when appropriate, provided that the decisions of such members to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting. Policies and procedures for the pre-approval of audit and permissible non-audit services must be detailed as to the particular service. The Audit Committee must be informed of each service rendered pursuant to any such policies or procedures.

Independent Registered Public Accountant’s Fees

The aggregate fees billed for professional services by PricewaterhouseCoopers in 2013 and 2012 for these various services were:

Type of Fees	2013 (1)	2012
Audit fees	$17,350,000	$6,551,200
Audit-related fees	-	898,811
Tax fees	-	43,401
All other fees	6,000	1,800
Total	$17,356,000	$7,495,212

(1) Estimate

In the above table, in accordance with the SEC’s definitions and rules, “Audit fees” are fees and out-of-pocket expenses that are billed or expected to be billed by PricewaterhouseCoopers LLP for the audit of annual financial statements included in the Form 10-K, the review of financial statements included in the Forms 10-Q, the audit of internal control in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the review of comfort letters, the preparation of consents and the completion of statutory audits.

“Audit-related fees” are fees billed by PricewaterhouseCoopers, LLP relating to the performance of audits and attest services including work related to the Canopius Merger Transaction, review of pro forma filings for acquisitions and miscellaneous statutory filings for acquired businesses. “Tax fees” are fees billed for tax compliance, tax advice and tax planning. “All other fees” are for any services not included in the first three categories.

The Audit Committee retained PricewaterhouseCoopers LLP to audit the consolidated financial statements and internal controls over financial reporting for 2013. In addition, the Audit Committee retained PricewaterhouseCoopers LLP as well as other accounting firms to provide other auditing and advisory services in 2013. When PricewaterhouseCoopers LLP’s proposed services are consistent with the SEC’s rules on auditor independence and other applicable laws, the Audit Committee will consider whether PricewaterhouseCoopers LLP is best positioned to provide these services efficiently. The Audit Committee has also adopted procedures to pre-approve all non-audit related work performed by PricewaterhouseCoopers LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules

A.	(1)	The financial statements and notes to financial statements are filed as part of this report in “Item 8. Financial Statements and Supplementary Data.”

	(2)	The financial statement schedules are listed in the Index to Consolidated Financial Statement Schedules.

	(3)	The exhibits are listed in the Index to Exhibits

The following entire exhibits are included:

Exhibit 21.1	Subsidiaries of Tower Group International, Ltd.

Exhibit 23.1	Consent of PricewaterhouseCoopers LLP

Exhibit 31.1	Certification of CEO to Section 302(a)

Exhibit 31.2	Certification of CFO to Section 302(a)

Exhibit 32	Certification of CEO and CFO to Section 906

The following exhibits are filed electronically herewith:

EX-101	INSTANCE DOCUMENT

EX-101	SCHEMA DOCUMENT

EX-101	CALCULATION LINKBASE DOCUMENT

EX-101	LABELS LINKBASE DOCUMENT

EX-101	PRESENTATION LINKBASE DOCUMENT

EX-101	DEFINITION LINKBASE DOCUMENT

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower Group International, Ltd.
Registrant

Date: May 2, 2014	/s/ William W. Fox, Jr.
William W. Fox, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ JAN R. VAN GORDER	Chairman of the Board	May 2, 2014
Jan R. Van Gorder

/s/ WILLIAM E. HITSELBERGER	Executive Vice President, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	May 2, 2014
William E. Hitselberger

/s/ WILLIAM A. ROBBIE	Director	May 2, 2014
William A. Robbie

/s/ STEVEN W. SCHUSTER	Director	May 2, 2014
Steven W. Schuster

/s/ ROBERT S. SMITH	Director	May 2, 2014
Robert S. Smith

/s/ AUSTIN P. YOUNG, III	Director	May 2, 2014
Austin P. Young, III

Tower Group International, Ltd.

Tower Group International, Ltd.

Schedule I – Summary of Investments – Other Than Investments in Related Parties

	December 31, 2013
($ in thousands)	Cost	Fair Value	Amount Reflected on Balance Sheet
Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$481,321	$475,183	$475,183
Corporate securities	512,444	525,942	525,942
Mortgage-backed securities	342,487	362,464	362,464
Municipal securities	277,382	279,106	279,106
Total fixed maturities	1,613,634	1,642,695	1,642,695
Preferred stocks	21,330	18,848	18,848
Common stock:
Public utilities, industrial and other	76,378	87,782	87,782
Total equities	97,708	106,630	106,630
Short-term investments	5,925	5,897	5,897
Other invested assets	96,155	96,155	96,155
Total investments	$1,813,422	$1,851,377	$1,851,377

	December 31, 2012
($ in thousands)	Cost	Fair Value	Amount Reflected on Balance Sheet
Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$281,964	$287,726	$287,726
Corporate securities	698,012	746,665	746,665
Mortgage-backed securities	576,837	624,277	624,277

Municipal securities	633,373	686,043	686,043

Total fixed maturities	2,190,186	2,344,711	2,344,711

Preferred stocks	31,272	31,521	31,521

Common stock:

Public utilities, industrial and other	118,076	114,737	114,737

Total equities	149,348	146,258	146,258

Short-term investments	4,749	4,750	4,750

Other invested assets	57,786	57,786	57,786

Total investments	$2,402,069	$2,553,505	$2,553,505

Tower Group International, Ltd.

Schedule II – Condensed Financial Information of the Registrant

Condensed Balance Sheets

	December 31,
($ in thousands)	2013	2012
Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $0 and $7,656)	$-	$8,121
Equity securities, available-for-sale, at fair value (cost of $0 and $0)	-	-
Other invested assets	-	2,045
Cash and cash equivalents	438	17,130
Investment in subsidiaries	108,961	1,250,436
Investment in unconsolidated affiliate	-	71,894
Federal and state taxes recoverable	-	-
Deferred income taxes	-	15,879
Investment in statutory business trusts, equity method	-	2,664
Due from affiliate	-	-
Other assets	3,317	69,172
Total assets	$112,716	$1,437,341
Liabilities
Accounts payable and accrued expenses	$1,826	$25,622
Due to affiliates	15,339	75,823
Deferred rent liability	-	4,537
Federal and state income taxes payable	-	-
Debt	-	381,301
Total liabilities	17,165	487,283
Shareholders’ equity	95,551	950,058
Total liabilities and shareholders’ equity	$112,716	$1,437,341

The condensed financial information should be read in conjunction with the notes to the condensed financial information of the registrant and the consolidated financial statements and the notes thereto.

Tower Group International, Ltd.

Schedule II – Condensed Financial Information of the Registrant

Condensed Statements of Operations and Comprehensive Income

	Year Ended December 31,
($ in thousands)	2013	2012	2011
Revenues
Net realized gains (losses) on investments	$221	$(1,570)	$(264)
Investment income	8,667	815	1,394
Equity in net earnings of subsidiaries	(923,809)	(6,254)	61,681
Total revenues	(914,921)	(7,009)	62,811
Expenses
Other operating expenses	7,786	11,754	10,067
Interest expense	4,887	18,782	17,843
Total expenses	12,673	30,536	27,910
Other Income
Equity income in unconsolidated affiliate	954	(1,470)	-
Gain on investment in acquired unconsolidated affiliate	-	-	-
Acquisition related transaction costs	(17,261)	(9,229)	(360)
Income before income taxes	(943,901)	(48,244)	34,541
Provision/(benefit) for income taxes	(1,285)	(14,010)	(9,894)
Net income	$(942,616)	$(34,234)	$44,435
Other comprehensive income (loss) net of tax	(102,262)	19,704	14,774
Comprehensive income (loss)	(1,044,878)	(14,530)	59,209

The condensed financial information should be read in conjunction with the notes to the condensed financial information of the registrant and the consolidated financial statements and the notes thereto.

Tower Group International, Ltd.

Schedule II – Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2013	2012	2011
Cash flows provided by (used in) operating activities:
Net income	$(942,616)	$(34,234)	$44,435
Adjustments to reconcile net income to net cash provided by (used) in operations:
(Gain) loss on sale of investments	-	1,570	264
Dividends received from consolidated subsidiaries	-	22,954	55,400
Equity in undistributed net income of subsidiaries	923,809	2,088	(62,189)
Depreciation and amortization	-	4,388	3,362
Amortization of debt issuance costs	-	2,830	2,635
Amortization of restricted stock	-	9,283	10,292
Deferred income tax	-	(13,165)	(3,836)
Excess tax benefits from share-based payment arrangements	-	(345)	(162)
Change in operating assets and liabilities
Investment income receivable	(5,855)	-	173
Federal and state income tax recoverable	-	(18,409)	15,998
Equity loss (income) in unconsolidated affiliate	-	1,746	-
Other assets	(3,317)	(20,639)	(16,763)
Accounts payable and accrued expenses	17,166	57,610	6,089
Deferred rent	-	(534)	(581)
Net cash flows provided by operations	(10,813)	15,143	55,117
Cash flows provided by (used in) investing activities:
Net change in cash from reverse acquisition	(1,899)	-	-
Investment in unconsolidated affiliate	-	(71,512)	-
Principal pay-down received on promissory note	14,500	-	-
Sale or maturity - fixed-maturity securities	-	3,947	58,367
Purchase - fixed-maturity securities	-	(6,117)	(46,848)
Purchase - equity securities	-	-	(4,224)
Purchase of other invested assets	-	8,413	(10,458)
Sale - equity securities	-	8,390	1,304
Net cash flows used in investing activities	12,601	(56,879)	(1,859)
Cash flows provided by (used in) financing activities:
Proceeds from credit facility borrowings	-	20,000	67,000
Repayment of credit facility borrowings	-	-	(17,000)
Proceeds from intercompany borrowings	-	77,968	-
Proceeds from convertible senior notes hedge termination	-	-	-
Payments for warrants termination	-	-	-
Exercise of stock options and warrants	-	(2,263)	373
Excess tax benefits from share-based payment arrangements	-	345	161
Treasury stock acquired-net employee share-based compensation	-	(4)	(1,834)
Repurchase of common stock	-	(20,987)	(64,572)
Dividends paid	(18,480)	(29,075)	(27,894)
Net cash flows provided by (used in) financing activities	(18,480)	45,984	(43,766)
Increase (decrease) in cash and cash equivalents	(16,692)	4,248	9,492
Cash and cash equivalents, beginning of year	17,130	12,882	3,390
Cash and cash equivalents, end of year	$438	$17,130	$12,882
The condensed financial information should be read in conjunction with the notes to the condensed financial information of the registrant and the consolidated financial statements and the notes thereto.

Tower Group International, Ltd.

Schedule II – Condensed Financial Information of the Registrant

Notes to Condensed Financial Information

The accompanying condensed financial statements of Tower Group International, Ltd. (parent company) should be read in conjunction with the consolidated financial statements and notes thereto of Tower Group International, Ltd.

Note 1—Organization and Description of Business

On March 13, 2013, Tower Group, Inc. (“TGI”) completed a merger transaction whereby TGI merged into a subsidiary of Tower Group International, Ltd. (“TGIL”). TGIL was formerly known as Canopius Holdings Bermuda Limited (“Canopius Bermuda”). This merger (referred to as the “Canopius Merger”) was accounted for as a reverse acquisition under the acquisition method of accounting for business combinations, with TGI treated as the acquiring company for accounting purposes. TGIL is deemed to be the successor to TGI, the predecessor, pursuant to Rule 12g-3(a) under the Exchange Act.

The parent company financial statements presented herein include the historical financial information from TGI for the period from January 1, 2013 through March 13, 2013 and for the years ended December 31, 2012 and 2011. The parent company financial statements presented herein also include the financial information from TGIL for the period from March 14, 2013 through December 31, 2013 and as of December 31, 2013.

Note 2—Investment in Subsidiaries

This amount is inclusive of a promissory note issued by TGI to TGIL in 2013. The $335.5 million loan (and the $5.9 million accrued interest income receivable thereon) is included in Investment in Subsidiaries as the ultimate parent would be required to cover any losses generated by its subsidiaries.

Note 3—Debt

The information relating to debt is incorporated by reference from “Note 13 – Debt” in the consolidated financial statements. The debt disclosed in the balance sheet continued to be held by the predecessor company after the date of the Canopius Merger and was not transferred to the successor company.

Note 4—Income Taxes

Tower Group Inc. files a consolidated Federal income tax return. The Reciprocal Exchanges are not included in Tower Group, Inc’s consolidated tax return as it does not have an ownership interest in the Reciprocal Exchanges, and they are not a part of the consolidated tax sharing agreement. The Federal income tax provision represents an allocation under the consolidated tax sharing agreement.

Tower Group International, Ltd.

Schedule III – Supplementary Insurance Information

($ in thousands)	Deferred Acquisition Cost, Net of Deferred Ceding Commission Revenue	Gross Future Policy Benefits, Losses and Loss Expenses	Gross Unearned Premiums	Net Earned Premiums	Benefits, Losses and Loss Expenses	Amortization of DAC	Operating Expenses	Net Premiums Written
2013
Commercial Insurance	$60,879	$1,102,533	$417,475	$931,693	$1,185,627	$(197,980)	$204,131	$751,698
Assumed Reinsurance	10,140	603,380	22,837	116,417	41,474	(40,576)	7,879	82,530
Personal Insurance	24,077	375,372	322,800	464,805	292,733	(92,805)	137,152	398,388
Total	$95,096	$2,081,285	$763,112	$1,512,915	$1,519,834	$(331,361)	$349,162	$1,232,616

2012
Commercial Insurance	$112,334	$838,656	$529,414	$1,104,551	$859,707	$(207,208)	$182,891	$1,077,225
Assumed Reinsurance	16,831	619,309	65,146	120,015	52,975	(42,582)	1,542	148,399
Personal Insurance	52,033	437,714	326,711	497,298	351,076	(102,612)	117,184	513,816
Total	$181,198	$1,895,679	$921,271	$1,721,864	$1,263,758	$(352,402)	$301,617	$1,739,440

2011
Commercial Insurance	$111,649	$1,177,582	$551,674	$1,052,050	$740,755	$(232,922)	$155,576	$1,079,676
Assumed Reinsurance	9,006	40,141	36,762	35,861	17,456	(9,490)	439	72,623
Personal Insurance	48,203	414,390	304,740	505,939	318,775	(103,173)	117,313	486,291
Total	$168,858	$1,632,113	$893,176	$1,593,850	$1,076,986	$(345,585)	$273,328	$1,638,590

Tower Group International, Ltd.

Schedule IV – Reinsurance

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2013
Premiums
Property and casualty insurance	$1,717,501	$513,517	$308,931	$1,512,915	20.4%
Accident and health insurance	-	-	-	-	-
Total Premiums	$1,717,501	$513,517	$308,931	$1,512,915	20.4%
Year ended December 31, 2012
Premiums
Property and casualty insurance	$1,759,126	$221,807	$184,545	$1,721,864	10.7%
Accident and health insurance	-	-	-	-	-
Total Premiums	$1,759,126	$221,807	$184,545	$1,721,864	10.7%
Year ended December 31, 2011
Premiums
Property and casualty insurance	$1,684,020	$195,922	$105,752	$1,593,850	6.6%
Accident and health insurance	-	-	-	-	-
Total Premiums	$1,684,020	$195,922	$105,752	$1,593,850	6.6%

Tower Group International, Ltd.

Schedule V – Valuation and Qualifying Accounts

($ in thousands)	Balance, Beginning of Period	Additions	Deletions	Balance, End of Period
Year ended December 31, 2013
Premiums receivable	$16,509	13,144	(12,060)	17,593
Deferred income taxes, net	6,984	285,941	-	292,925
Year ended December 31, 2012
Premiums receivable	14,383	6,916	(4,790)	16,509
Deferred income taxes, net	6,961	23	-	6,984
Year ended December 31, 2011
Premiums receivable	7,719	9,669	(3,005)	14,383
Deferred income taxes, net	11,824	-	(4,863)	6,961

Tower Group International, Ltd.

Schedule VI – Supplemental Information Concerning Insurance Operations

		Reserves For Unpaid					Claims and Claims Adjustment Expenses Incurred and Related to
$ in thousands)	Deferred Acquisition Cost	Claims and Claim Adjustment Expenses	Discounted Reserves	Unearned Premium	Earned Premium	Net Investment Income	Current Year	Prior Year* Includes PXRE Commutation	Amortization of DAC	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
2013
Consolidated Insurance Subsidiaries	$95,096	$2,081,285	$7,192	$763,112	$1,512,915	$109,208	$981,713	$538,121	$(331,360)	$1,305,666	$1,232,615
2012
Consolidated Insurance Subsidiaries	181,198	1,895,679	8,354	921,271	1,721,864	127,165	1,184,510	79,248	(352,402)	1,167,428	1,739,382
2011
Consolidated Insurance Subsidiaries	168,858	1,632,113	3,674	893,176	1,593,850	126,474	1,076,045	941	(345,585)	1,070,539	1,638,591

The exhibits listed below and designated with an asterisk are filed with this report. The exhibits listed below and designated with two asterisks are submitted electronically herewith. The exhibits listed below and not so designated are incorporated by reference to the documents following the descriptions of the exhibits.

Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of August 4, 2008, by and among Tower Group, Inc., Ocean I Corporation and CastlePoint Holdings, Ltd., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on August 6, 2008
2.2	Agreement and Plan of Merger, dated as of June 21, 2009, by and among Tower Group, Inc., Tower S.F. Merger Corporation and Specialty Underwriters’ Alliance, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8 filed on June 22, 2009
2.3	Amended and Restated Agreement and Plan of Merger, dated as of June 21, 2009, by and among Tower Group, Inc., Tower S.F. Merger Corporation and Specialty Underwriters’ Alliance, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on July 23, 2009
2.4	Purchase Agreement, dated as of February 2, 2010, by and among Tower Group, Inc., OneBeacon Insurance Group, Ltd., OneBeacon Insurance Group LLC, OneBeacon America Insurance Company, The Employers’ Fire Insurance Company, The Camden Fire Insurance Association, Homeland Insurance Company of New York, OneBeacon Insurance Company, OneBeacon Midwest Insurance Company, Pennsylvania General Insurance Company and The Northern Assurance Company of America, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 3, 2010
2.5	Agreement and Plan of Merger, dated as of July 30, 2012, by and among Tower Group, Inc., Canopius Holdings Bermuda Limited, Canopius Mergerco, Inc. and Condor 1 Corporation, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 31, 2012 incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 31, 2012
2.6	Letter Agreement, dated as of July 30, 2012, by and among Tower Group, Inc., Canopius Holdings Bermuda Limited, Canopius Mergerco, Inc. and Canopius Group Limited incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 31, 2012
2.7	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 8, 2012, by and among Tower Group, Inc., Canopius Holdings Bermuda Limited, Canopius Mergerco, Inc. and Condor 1 Corporation, with respect to the Agreement and Plan of Merger, dated as of July 30, 2012, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 13, 2012
2.8

Share Purchase Agreement, dated as of June 2, 2013, by and between Tower Group International, Ltd.

and Fairfax Financial Holdings Limited incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 3, 2013

2.9	Stock Purchase Agreement, dated as of December 13, 2013, by and between Tower Group, Inc. and Bregal Fund III L.P. incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 18, 2013
2.10	Agreement and Plan of Merger, dated as of January 3, 2014, by and among Tower Group International, Ltd., ACP Re Ltd. and London Acquisition Company Limited incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 6, 2014

3.1	Amended and Restated Certificate of Incorporation of Tower Group, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-115310) filed on July 23, 2004
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Tower Group, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (No. 333-115310) filed on February 5, 2009
3.3	Certificate of Designations of Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 8, 2006
3.4	Certificate of Designations of Series A-1 Preferred Stock of Tower Group, Inc. incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007
3.5	Amended and Restated By-laws of Tower Group, Inc. as amended November 3, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2011
3.6	Memorandum of Association of Tower Group International, Ltd. incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 13, 2013
3.7	Amended and Restated Bye-laws of Tower Group International, Ltd. incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 13, 2013
4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004
4.2	Warrant issued to Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004
4.3	Indenture, dated as of September 20, 2010, between Tower Group, Inc. and U.S. Bank National Association relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 20, 2010

Exhibit Number	Description of Exhibits
4.4	Base Call Option Confirmation, dated as of September 14, 2010, between Bank of America, N.A. and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.5	Base Call Option Confirmation, dated as of September 14, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.6	Additional Call Option Confirmation, dated as of September 15, 2010, between Bank of America, N.A. and Tower Group, Inc relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.7	Additional Call Option Confirmation, dated as of September 15, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.8	Base Warrant Confirmation, dated as of September 14, 2010, between Bank of America, N.A. and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.9	Base Warrant Confirmation, dated as of September 14, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.10	Additional Warrant Confirmation, dated as of September 15, 2010, between Bank of America, N.A. and Tower Group, Inc relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on September 20, 2010
4.11	Additional Warrant Confirmation, dated as of September 15, 2010, between JPMorgan Chase Bank, National Association, London Branch and Tower Group, Inc. relating to the 5.00% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on September 20, 2010
9.1	Voting Agreement, dated August 4, 2008, between Tower Group, Inc. and Michael H. Lee, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2008
10.1	Employment Agreement, dated as of February 27, 2012, by and between Tower Group, Inc. and Michael H. Lee, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on February 29, 2012
10 .2	Employment agreement, dated as of October 18, 2011, by and between Tower Group, Inc, and William F. Dove, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 18, 2011
10.3	Employment Agreement, dated as of November 19, 2009, by and between Tower Group, Inc. and William E. Hitselberger, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2009
10.4	Employment Agreement, dated as of July 23, 2007, by and between Tower Group Inc. and Gary S. Maier, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007
10.5	2004 Long-Term Equity Compensation Plan, as amended and restated effective May 15, 2008, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-115310) filed on June 20, 2008
10.6	2001 Stock Award Plan, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.7	2000 Deferred Compensation Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Amendment No. 6) (No. 333-115310) filed on September 30, 2004
10.8	Amended & Restated Declaration of Trust, dated as of May 15, 2003, by and between Tower Group, Inc., Tower Statutory Trust I and U.S. Bank National Association, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.9	Indenture, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.10	Guarantee Agreement, dated as of May 15, 2003, by and between Tower Group, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.11	Amended and Restated Trust Agreement, dated as of September 30, 2003, by and between Tower Group, Inc., JPMorgan Chase Bank, Chase Manhattan Bank USA, National Association and Michael H. Lee, Steven G. Fauth and Francis M. Colalucci as Administrative Trustees of Tower Group Statutory Trust II, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004

Exhibit Number	Description of Exhibits
10.12	Junior Subordinated Indenture, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.13	Guarantee Agreement, dated as of September 30, 2003, by and between Tower Group, Inc. and JPMorgan Chase Bank, incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.14	Service and Expense Sharing Agreement, dated as of December 28, 1995, by and between Tower Insurance Company of New York and Tower Risk Management Corp., incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.15	Real Estate Lease and amendments thereto, by and between Broadpine Realty Holding Company, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-115310) filed on June 24, 2004
10.16	Third Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC executed September 1, 2005, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on August 26, 2005
10.17	License and Services Agreement, dated as of June 11, 2002, by and between AgencyPort Insurance Services, Inc. and Tower Insurance Company of New York, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-115310) filed on August 25, 2004
10.18	Agreement, dated as of April 17, 1996, between Morstan General Agency, Inc. and Tower Risk Management Corp., incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-115310) filed on May 7, 2004
10.19	Amended and Restated Declaration of Trust, dated December 15, 2004, by and among Wilmington Trust Company, as Institutional Trustee; Wilmington Trust Company, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on December 20, 2004
10.20	Indenture between Tower Group, Inc. and Wilmington Trust Company, as Trustee, dated December 15, 2004, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 20, 2004
10.21	Guarantee Agreement dated December 15, 2004, by and between Tower Group, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 20, 2004
10.22	Amended and Restated Declaration of Trust, dated December 21, 2004, by and among JPMorgan Chase Bank, National Association, as Institutional Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on December 23, 2004
10.23	Indenture between Tower Group, Inc. and JPMorgan Chase Bank, National Association, as Trustee, dated December 21, 2004, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on December 23, 2004
10.24	Guarantee Agreement dated December 21, 2004, by and between Tower Group, Inc. and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 23, 2004
10.25	Amended and Restated Declaration of Trust, dated March 31, 2006, by and among Wells Fargo Bank, National Association, as Institutional Trustee; Wells Fargo Delaware Trust Company, as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Francis M. Colalucci and Steve G. Fauth, incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on April 6, 2006
10.26	Indenture between Tower Group, Inc. and Wells Fargo Bank, National Association, as Trustee, dated March 31, 2006, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on April 6, 2006
10.27	Guarantee Agreement dated March 31, 2006, by and between Tower Group, Inc. and Wells Fargo Delaware Trust Company, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on April 6, 2006
10.28	Stock Purchase Agreement by and among Tower Group, Inc. and Preserver Group, Inc. dated November 13, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006
10.29	Exchange Agreement by and among Tower Group, Inc. and CastlePoint Management Corp. dated January 11, 2007 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007
10.30	Master Agreement dated April 4, 2006 by and among Tower Group, Inc., Tower Insurance Company of New York, Tower National Insurance Company, CastlePoint Holdings, Ltd. and CastlePoint Management Corp. incorporated by reference to Exhibit 10.1to the Company’s Current Report on Form 8-K filed on January 22, 2007

Exhibit Number	Description of Exhibits
10.31	Addendum No. 1 to the Master Agreement by and among Tower Group, Inc. and CastlePoint Holdings, Ltd. incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2007
10.32	Amended and Restated Declaration of Trust, dated January 25, 2007, by and among Wilmington Trust, as Institutional Trustee and as Delaware Trustee; Tower Group, Inc., as Sponsor; and the Trust Administrators Michael H. Lee, Francis M. Colalucci and Stephen L. Kibblehouse, incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on January 26, 2007
10.33	Indenture between Tower Group, Inc. and Wilmington Trust Company, as Trustee, dated January 25, 2007, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on January 26, 2007
10.34	Guarantee Agreement dated January 25, 2007, by and between Tower Group, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on January 26, 2007
10.35	Management Agreement, dated July 1, 2007, by and between CastlePoint Insurance Company and Tower Risk Management Corp., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007
10.36	Fourth Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC dated July 25, 2006, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.37	Fifth Amendment to Lease between Tower Insurance Company of New York and 120 Broadway Holdings, LLC dated December 20, 2006, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.38	Service Agreement dated May 1, 2007 by and among Tower Risk Management Corp. and CastlePoint Management Corp., incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.39	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2008
10.40	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan Performance Shares Award Agreement, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.41	Form of Tower Group, Inc. 2004 Long Term Equity Compensation Plan, as amended and restated effective May 15, 2008, Restricted Stock Units Award Agreement, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on March 14, 2008
10.42	Stock Purchase Agreement dated August 27, 2008 between CastlePoint Reinsurance Company, Ltd., HIG, Inc. and Brookfield US Corporation, incorporated by reference to Exhibit 2.1 to CastlePoint Holdings, Ltd.’s Current Report on Form 8-K filed on September 2, 2008
10.43	Asset Purchase Agreement, dated as of August 26, 2008, by and among CastlePoint Reinsurance Company, Ltd., Tower Insurance Company of New York, Tower National Insurance Company, Preserver Insurance Company, Mountain Valley Insurance Company, North East Insurance Company and Tower Risk Management Corp., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 27, 2008
10.44	Limited Waiver Agreement, dated as of August 26, 2008, by and among Tower Group, Inc., Ocean I Corporation and CastlePoint Holdings, Ltd., incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed August 27, 2008
10.45	Parent Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 10.32 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.46	Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.33 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.47	Indenture, dated as of December 1, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.34 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.48	Amended and Restated Declaration of Trust, dated as of December 1, 2006, among Wilmington Trust Company as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, CastlePoint Management Corp., as Sponsor, and Joel Weiner, James Dulligan and Roger Brown, as Administrators, incorporated by reference to Exhibit 10.35 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.49	Parent Guarantee Agreement, dated as of December 14, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 10.36 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.50	Guarantee Agreement of CastlePoint Management Corp., dated as of December 14, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.37 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007

Exhibit Number	Description of Exhibits
10.51	Indenture, dated as of December 14, 2006, between CastlePoint Management Corp. and Wilmington Trust Company, incorporated by reference to Exhibit 10.38 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.52	Amended and Restated Declaration of Trust, dated as of December 14, 2006, among Wilmington Trust Company as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, CastlePoint Management Corp., as Sponsor, and Joel Weiner, James Dulligan and Roger Brown, as Administrators, incorporated by reference to Exhibit 10.39 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (No. 333-139939) filed on January 11, 2007
10.53	CastlePoint Holdings, Ltd. 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.4 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006
10.54	Amendment No. 1 to CastlePoint Holdings, Ltd. 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 4.5 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-8 (File No. 333-134628) filed on December 5, 2007
10.55	Form of Stock Option Agreement for Executive Employee Recipients of Options under 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.5 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006
10.56	Form of Stock Option Agreement for Non-Employee Director Recipients of Options under 2006 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 10.6 to CastlePoint Holdings Ltd.’s Registration Statement on Form S-1 (File No. 333-134628) filed on June 1, 2006
10.57	Indenture between CastlePoint Bermuda Holdings, Ltd. and Wilmington Trust Company, as Trustee, dated September 27, 2007, incorporated by reference to Exhibit 4.1 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.58	Guarantee Agreement dated September 27, 2007 by and between CastlePoint Bermuda Holdings, Ltd. and Wilmington Trust Company, incorporated by reference to Exhibit 4.2 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.59	Amended and Restated Declaration of Trust, dated September 27, 2007, by Wilmington Trust, as Institutional Trustee and as Delaware Trustee; CastlePoint Bermuda Holdings, Ltd. as Sponsor, and Trust Administrators Roger A. Brown, Joel S. Weiner and James Dulligan, incorporated by reference to Exhibit 4.3 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.60	Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, dated September 27, 2007 by CastlePoint Bermuda Holdings, Ltd. in favor of Wilmington Trust Company as institutional trustee, incorporated by reference to Exhibit 4.4 to CastlePoint Holdings Ltd.’s Current Report on Form 8-K filed on October 1, 2007
10.61	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company), incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.62	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of December 14, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company), incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.63	Supplemental Guarantee, dated as of February 5, 2009, by and among Ocean I Corporation, CastlePoint Holdings, Ltd. and Wilmington Trust Company (related to that certain Parent Guarantee Agreement, dated as of November 8, 2007, between CastlePoint Holdings, Ltd. and Wilmington Trust Company), incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.64	Separation Agreement, dated as of February 27, 2009, by and between Tower Group, Inc. and Patrick J. Haveron, incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.65	Consulting Agreement, dated as of February 27, 2009, by and between Tower Group, Inc. and Patrick J. Haveron, incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.66	Letter of Amendment dated February 23, 2009 to Stock Purchase Agreement dated August 27, 2008 between CastlePoint Reinsurance Company, Ltd., HIG, Inc. and Brookfield US Corporation, incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K filed on March 16, 2009
10.67	Credit Agreement dated as of May 14, 2010 by and among Tower Group, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, PNC Bank, National Association, J.P. Morgan Securities Inc. and Banc of America Securities LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2010
10.68	Investment and Shareholders’ Agreement dated as of April 25, 2012 by and among Tower Group, Inc. and the principal shareholders of Canopius Group, Ltd., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2012
10.69	Master Transaction Agreement, dated as of April 25, 2012, by and among Tower Group, Inc., Canopius Holdings Bermuda Limited, Canopius Mergerco, Inc. and Canopius Group Limited incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 25, 2012

Exhibit Number	Description of Exhibits
10.70	Employment agreement, dated as of December 1, 2008, by and between Tower Group, Inc, and Elliot S. Orol, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2012
10.71	Amendment to Employment agreement, dated as of November 16, 2012, by and between Tower Group, Inc, and Elliot S. Orol, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2012
10.72	Amendment to Employment agreement, dated as of November 16, 2012, by and between Tower Group, Inc, and Gary S. Maier, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2012
10.73	Second Amendment to Credit Agreement and Consent, dated as of November 26, 2012, by and among Tower Group, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, PNC Bank, National Association, J.P. Morgan Securities Inc. and Banc of America Securities LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 28, 2012
10.74	Form of Indemnification Agreement to be entered into by and between Tower Group International, Ltd. and certain of its directors, officers and employees incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2013
10.75	Registration Rights Agreement, dated as of March 13, 2013, by and among Canopius Holdings Bermuda Limited (now known as Tower Group International, Ltd.) and certain shareholders of Canopius Holdings Bermuda Limited incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 13, 2013
10.76	Guarantee of Tower Group International, Ltd, dated as of March 13, 2013 incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 13, 2013
10.77	Assignment and Assumption and Amendment Agreement, effective as of March 13, 2013, by and among the Company, TGI and Michael H. Lee incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2013
10.78	Assignment and Assumption and Amendment Agreement, effective as of March 13, 2013, by and among the Company, TGI and William E. Hitselberger incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2013
10.79	Assignment and Assumption and Amendment Agreement, effective as of March 13, 2013, by and among the Company, TGI and Elliot S. Orol incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 15, 2013
10.80	Guaranty Agreement, dated as of April 3, 2013, by Tower Group International, Ltd. in favor of Bank of America, N.A., as administrative agent for the lenders party to the Credit Agreement incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2013
10.81	First Amendment to Credit Agreement and Consent, dated as of June 22, 2012, between Tower Group, Inc. and Bank of America, N.A., as administrative agent, fronting agent and L/C administrator incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 5, 2013
10.82	Limited Waiver and Amendment Agreement, dated as of March 3, 2013, between Tower Group, Inc. and Bank of America, N.A., as administrative agent, fronting agent and L/C administrator incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 5, 2013
10.83	Fourth Amendment Agreement and Waiver, dated as of April 3, 2013, between Tower Group, Inc. and Bank of America, N.A., as administrative agent, fronting agent and L/C administrator incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 5, 2013
10.84

Assignment and Assumption Agreement, dated as of August 18, 2013, by and between

Tower Group International, Ltd., Fairfax Financial Holdings Limited and Catalina Holdings (Bermuda) Ltd. incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2013

10.85	Arch Reinsurance Ltd. Brokerage Multi-Line Quota Share Agreement, dated as of September 27, 2013 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2013
10.86	Hannover Re (Ireland) Plc Brokerage Multi-Line Quota Share Agreement, dated as of September 26, 2013 incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2013
10.87	Tower New York – Southport Re (Cayman), Ltd. Workers’ Compensation Quota Share Agreement, dated as of September 25, 2013 incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2013
10.88	Tower New York – Southport Re (Cayman), Ltd. Workers’ Compensation Adverse Development Aggregate Excess of Loss Agreement, dated as of September 25, 2013 incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 1, 2013
10.89	Tower Re – Southport Re (Cayman), Ltd. Workers’ Compensation Adverse Development Aggregate Excess of Loss Agreement, dated as of September 26, 2013 incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 1, 2013

Exhibit Number	Description of Exhibits
10.90	Fifth Amendment Agreement to the Amended and Restated Credit Facility Agreement, by and among the Company, TGI, Bank of America, N.A. as Administrative Agent, Fronting Bank and L/C Administrator, and the Lender parties thereto incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2013
10.91	Letter of Credit Facility Agreement, dated as of November 11, 2011, by and among Tower Insurance Company of New York, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company and Barclays Bank PLC incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2013
10.92	Amendment Agreement to the Letter of Credit Facility Agreement, dated as of March 12, 2012, by and among Tower Insurance Company of New York, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company and Barclays Bank PLC incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 24, 2013
10.93	Amendment Agreement to the Letter of Credit Facility Agreement, dated as of July 16, 2012, by and among Tower Insurance Company of New York, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company and Barclays Bank PLC incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 24, 2013
10.94	Amendment Agreement to the Letter of Credit Facility Agreement, dated as of November 21, 2012, by and among Tower Insurance Company of New York, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company and Barclays Bank PLC incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 24, 2013
10.95	Amendment and Restatement Agreement to the Letter of Credit Facility Agreement, dated as of March 7, 2013, by and among Tower Insurance Company of New York, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company, Barclays Bank PLC and Bank of Montreal incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 24, 2013
10.96	Amendment Agreement to the Letter of Credit Facility Agreement, dated as of May 2, 2013, by and among Tower Insurance Company of New York, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company, Barclays Bank PLC and Bank of Montreal incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 24, 2013
10.97	Waiver Letter to Letter of Credit Facility Agreement, dated as of October 18, 2013, by and among Tower Insurance Company of New York, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company, Barclays Bank PLC and Bank of Montreal incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 24, 2013
10.98	Amendment Agreement to Letter of Credit Facility Agreement, dated as of October 22, 2013, by and among Tower Insurance Company of New York, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company, Barclays Bank PLC and Bank of Montreal incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 24, 2013
10.99	Waiver Letter to Letter of Credit Facility Agreement, dated as of November 4, 2013, by and among Tower Insurance Company of New York, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company, Barclays Bank PLC and Bank of Montreal incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2013
10.100	Form of Amendment to the indemnification agreements, dated as of March 13, 2013, between the Company and each of the Company’s directors and certain of the Company’s executive officers incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2013
10.101	Waiver Letter to the Credit Agreement, dated as of November 14, 2013, by and among TGI, Bank of America, N.A. as Administrative Agent, Fronting Bank and L/C Administrator, and the Lender parties thereto incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2013
10.102	Waiver Letter to Letter of Credit Facility Agreement, dated as of November 26, 2013, by and among Tower Insurance Company of New York, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company, Barclays Bank PLC and Bank of Montreal incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2013
10.103	Cancellation Letter, dated as of December 5, 2013, by and among Tower Insurance Company of New York, CastlePoint Insurance Company, CastlePoint National Insurance Company, Hermitage Insurance Company, Barclays Bank PLC and Bank of Montreal incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2013
10.104	Termination Letter, dated as of December 13, 2013, by and between Tower Group, Inc. and Bank of America, N.A. incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2013
10.105	Commercial Lines Cut-Through Reinsurance Agreement, dated as of January 3, 2014, by and among Tower Insurance Company of New York, Castle Point National Insurance Company, Tower National Insurance Company, Hermitage Insurance Company, Castle Point Florida Insurance Company, Kodiak Insurance Company, North East Insurance Company, York Insurance Company of Maine, Massachusetts Homeland Insurance Company, Preserver Insurance Company, Castle Point Insurance Company, and Technology Insurance Company, Inc. incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2014

Exhibit Number	Description of Exhibits
10.106	Personal Lines Cut-Through Reinsurance Agreement, dated as of January 3, 2014, by and among Tower Insurance Company of New York, Castle Point National Insurance Company, Tower National Insurance Company, Hermitage Insurance Company, Castle Point Florida Insurance Company, Kodiak Insurance Company, North East Insurance Company, York Insurance Company of Maine, Massachusetts Homeland Insurance Company, Preserver Insurance Company, Castle Point Insurance Company, and Integon National Insurance Company incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 6, 2014
10.107	Voting Agreement, dated as of January 3, 2014, by and between Michael H. Lee and ACP Re Ltd. incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 6, 2014
10.108	Separation and Release Agreement between Tower Group International, Ltd. and Michael H. Lee, effective as of February 6, 2014 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2014
10.109	Employment Agreement between Tower Group International, Ltd. and William W. Fox, Jr., effective as of February 14, 2014 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 18, 2014
10.110	Reinsurance Commutation Agreement, dated as of February 14, 2014 and effective as of February 19, 2014, by and among Southport Re (Cayman) Ltd., Tower Reinsurance, Ltd. and Tower Insurance Company of New York incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014
16	Letter from Johnson, Lambert & Co. LLP regarding change in certifying accountant, incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on March 5, 2010
21.1	Subsidiaries of the registrant*
23.1	Consent of PricewaterhouseCoopers LLP*
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William W. Fox, Jr.*
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William E. Hitselberger*
32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
EX-101	INSTANCE DOCUMENT**
EX-101	SCHEMA DOCUMENT**
EX-101	CALCULATION LINKBASE DOCUMENT**
EX-101	LABELS LINKBASE DOCUMENT**
EX-101	PRESENTATION LINKBASE DOCUMENT**
EX-101	DEFINITION LINKBASE DOCUMENT**